Form 10-Q
period 2009-03-28
SCOTTS MIRACLE-GRO CO
filed 2009-05-06
CIK 825542

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 28, 2009

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM ________________ TO _________________

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☑	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).        Yes ☐ No ☑

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding at May 6, 2009
Common Shares, $0.01 stated value, no par value	65,673,288 common shares

THE SCOTTS MIRACLE-GRO COMPANY
INDEX

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

THE SCOTTS MIRACLE-GRO COMPANY
CONDENSED, CONSOLIDATED STATEMENTS OF OPERATIONS
(IN MILLIONS EXCEPT PER SHARE DATA)
(UNAUDITED)

	THREE MONTHS ENDED		SIX MONTHS ENDED
	MARCH 28, 2009	MARCH 29, 2008	MARCH 28, 2009	MARCH 29, 2008
Net sales	$960.1	$958.0	$1,278.1	$1,266.7
Cost of sales	599.3	612.6	831.8	850.0
Cost of sales – product registration and recall matters	2.5	22.6	3.8	22.6
Gross profit	358.3	322.8	442.5	394.1

Operating expenses:
Selling, general and administrative	215.9	208.4	369.1	352.7
Product registration and recall matters	5.5	1.2	11.7	1.2
Other income, net	—	(1.0)	(2.4)	(4.2)
Income from operations	136.9	114.2	64.1	44.4

Interest expense	15.9	23.5	32.2	42.5
Income before income taxes	121.0	90.7	31.9	1.9

Income taxes	43.6	32.7	11.5	0.7
Net income	$77.4	$58.0	$20.4	$1.2

BASIC NET INCOME PER COMMON SHARE:
Weighted-average common shares outstanding during the period	64.9	64.4	64.8	64.3

Basic net income per common share	$1.19	$0.90	$0.31	$0.02

DILUTED NET INCOME PER COMMON SHARE:
Weighted-average common shares outstanding during the period plus dilutive potential common shares	65.8	65.6	65.7	65.7

Diluted net income per common share	$1.18	$0.88	$0.31	$0.02

Dividends declared per common share	$0.125	$0.125	$0.250	$0.250

See notes to condensed, consolidated financial statements

THE SCOTTS MIRACLE-GRO COMPANY
CONDENSED, CONSOLIDATED STATEMENTS OF CASH FLOWS
(IN MILLIONS)
(UNAUDITED)

	SIX MONTHS ENDED
	MARCH 28, 2009	MARCH 29, 2008
OPERATING ACTIVITIES
Net income	$20.4	$1.2
Adjustments to reconcile net income to net cash used in operating activities:
Stock-based compensation expense	8.1	7.2
Depreciation	23.0	26.4
Amortization	6.6	8.2
Gain on sale of property, plant and equipment	(0.7)	—
Changes in assets and liabilities, net of acquired businesses:
Accounts receivable	(613.5)	(624.1)
Inventories	(263.4)	(213.5)
Prepaid and other current assets	(23.8)	(29.7)
Accounts payable	151.5	160.7
Accrued liabilities	75.5	116.2
Restructuring reserves	(0.3)	(0.7)
Other non-current items	2.7	(4.9)
Other, net	(5.0)	(2.7)
Net cash used in operating activities	(618.9)	(555.7)

INVESTING ACTIVITIES
Proceeds from the sale of property, plant and equipment	0.8	0.6
Investments in property, plant and equipment	(19.1)	(25.1)
Investments in intellectual property	(1.0)	—
Investments in acquired businesses, net of cash acquired	(9.3)	—
Net cash used in investing activities	(28.6)	(24.5)

FINANCING ACTIVITIES
Borrowings under revolving and bank lines of credit	895.3	760.1
Repayments under revolving and bank lines of credit	(270.5)	(168.6)
Dividends paid	(17.1)	(16.4)
Payments on seller notes	(0.8)	(1.4)
Excess tax benefits from share-based payment arrangements	0.9	1.6
Cash received from the exercise of stock options	4.1	5.5
Net cash provided by financing activities	611.9	580.8
Effect of exchange rate changes on cash	(1.0)	8.4
Net (decrease) increase in cash	(36.6)	9.0
Cash and cash equivalents at beginning of period	84.7	67.9
Cash and cash equivalents at end of period	$48.1	$76.9

Supplemental cash flow information
Interest paid, net of interest capitalized	25.8	34.0
Income taxes refunded	7.6	6.9

See notes to condensed, consolidated financial statements

THE SCOTTS MIRACLE-GRO COMPANY
CONDENSED, CONSOLIDATED BALANCE SHEETS
(IN MILLIONS EXCEPT PER SHARE DATA)

	MARCH 28, 2009	MARCH 29, 2008	SEPTEMBER 30, 2008
	UNAUDITED		(SEE NOTE 1)
ASSETS
Current assets:
Cash and cash equivalents	$48.1	$76.9	$84.7
Accounts receivable, less allowances of $13.6, $15.7 and $10.6, respectively	637.5	738.9	259.8
Accounts receivable pledged	370.9	296.2	146.6
Inventories, net	667.6	625.1	415.9
Prepaid and other current assets	159.9	159.7	137.9
Total current assets	1,884.0	1,896.8	1,044.9

Property, plant and equipment, net of accumulated depreciation of $467.6, $447.6 and $460.6, respectively	335.5	363.3	344.1
Goodwill, net	368.0	467.3	377.7
Intangible assets, net	361.5	417.9	367.2
Other assets	18.9	25.6	22.4
Total assets	$2,967.9	$3,170.9	$2,156.3

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current portion of debt	$396.0	$281.8	$150.0
Accounts payable	352.3	368.0	207.6
Other current liabilities	382.7	421.2	320.5
Total current liabilities	1,131.0	1,071.0	678.1

Long-term debt	1,196.2	1,445.9	849.5
Other liabilities	187.5	187.8	192.0
Total liabilities	2,514.7	2,704.7	1,719.6

Commitments and contingencies (notes 2 and 10)

Shareholders’ equity:
Common shares and capital in excess of $.01 stated value per share, 65.6, 64.5 and 65.2 shares issued and outstanding, respectively	460.8	476.4	472.4
Retained earnings	220.0	245.4	216.7
Treasury shares, at cost: 3.0, 3.7 and 3.4 shares, respectively	(164.4)	(200.4)	(185.3)
Accumulated other comprehensive loss	(63.2)	(55.2)	(67.1)
Total shareholders’ equity	453.2	466.2	436.7
Total liabilities and shareholders’ equity	$2,967.9	$3,170.9	$2,156.3

See notes to condensed, consolidated financial statements

NOTES TO CONDENSED, CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

NATURE OF OPERATIONS

The Scotts Miracle-Gro Company (“Scotts Miracle-Gro”) and its subsidiaries (collectively, together with Scotts Miracle-Gro, the “Company”) are engaged in the manufacturing, marketing and sale of lawn and garden care products. The Company’s primary customers include home centers, mass merchandisers, warehouse clubs, large hardware chains, independent hardware stores, nurseries, garden centers, food and drug stores, commercial nurseries and greenhouses and specialty crop growers. The Company’s products are sold primarily in North America and the European Union. The Company also operates the Scotts LawnService® business, which provides lawn, tree and shrub fertilization, insect control and other related services in the United States, and Smith & Hawken®, a leading brand in the outdoor living and gardening lifestyle category, with sales primarily through its own retail stores, Internet and catalog channels.

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

Under the terms of the Amended and Restated Exclusive Agency and Marketing Agreement (the “Marketing Agreement”) between the Company and Monsanto Company (“Monsanto”), the Company performs certain functions, primarily manufacturing conversion, distribution and logistics, and selling and manufacturing support, in its role as exclusive agent for Monsanto in the conduct of the consumer Roundup® business. The actual costs incurred by the Company on behalf of Roundup® are recovered from Monsanto through the terms of the Marketing Agreement. The reimbursement of costs for which the Company is considered the primary obligor is included in net sales.

PROMOTIONAL ALLOWANCES

The Company promotes its branded products through, among other things, cooperative advertising programs with retailers. Retailers may also be offered in-store promotional allowances and rebates based on sales volumes. Certain products are promoted with direct consumer rebate programs and special purchasing incentives. Promotion costs (including allowances and rebates) incurred during the year are expensed to interim periods in relation to revenues and are recorded as a reduction of net sales. Accruals for expected payouts under these programs are included in the “Other current liabilities” line in the Condensed, Consolidated Balance Sheets.

ADVERTISING

Advertising costs incurred during the year by our Global Consumer segment are expensed to interim periods in relation to revenues. All advertising costs, except for external production costs, are expensed within the fiscal year in which such costs are incurred. External production costs for advertising programs are deferred until the period in which the advertising is first aired.

Scotts LawnService® promotes its service offerings primarily through direct mail campaigns. External costs associated with these campaigns that qualify as direct response advertising costs are deferred and recognized as advertising expense in proportion to revenues over a period not beyond the end of the subsequent calendar year. Costs that do not qualify as direct response advertising costs are expensed on a monthly basis within the fiscal year incurred in proportion to net sales. The costs deferred at March 28, 2009, March 29, 2008 and September 30, 2008 were $8.3 million, $11.8 million and $4.5 million, respectively.

Smith & Hawken® promotes its products primarily through catalogs. Costs related to the production, printing and distribution of catalogs are expensed over the expected sales life of the related catalog: four weeks for consumer catalogs and 52 weeks for trade catalogs. Other advertising costs, such as Internet, radio and print, are expensed as incurred. The costs deferred at March 28, 2009, March 29, 2008 and September 30, 2008 were $1.3 million, $1.4 million and $0.6 million, respectively.

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

INCOME TAXES

Income tax expense was calculated assuming an effective tax rate of 36.0% for both the three and six months ended March 28, 2009 and March 29, 2008. The effective tax rate used for interim reporting purposes was based on management’s best estimate of factors impacting the effective tax rate for the fiscal year. Factors affecting the estimated effective tax rate include assumptions as to income by jurisdiction (domestic and foreign), the availability and utilization of tax credits and the existence of elements of income and expense that may not be taxable or deductible, as well as other items. The estimated effective tax rate is subject to revision in later interim periods and at fiscal year end as facts and circumstances change during the course of the fiscal year. There can be no assurance that the effective tax rate estimated for interim financial reporting purposes will approximate the effective tax rate determined at fiscal year end.

NET INCOME PER COMMON SHARE

The following represents a reconciliation from basic net income per common share to diluted net income per common share.  Basic net income per common share is computed based on the weighted-average number of common shares outstanding each period. Diluted net income per common share is computed based on the weighted-average number of common shares and dilutive potential common shares (stock options, restricted stock, restricted stock units, performance shares and stock appreciation rights) outstanding each period. Stock options with exercise prices greater than the average market price of the underlying common shares are excluded from the computation of diluted net income per share because the effect would be anti-dilutive.  The number of stock options excluded was 2.4 million and 2.6 million for the three-month periods, and 3.0 million and 2.0 million for the six-month periods ended March 28, 2009 and March 29, 2008, respectively.

	THREE MONTHS ENDED		SIX MONTHS ENDED
	MARCH 28, 2009	MARCH 29, 2008	MARCH 28, 2009	MARCH 29, 2008
	(IN MILLIONS, EXCEPT PER SHARE DATA)
Determination of diluted weighted-average common shares outstanding:
Weighted-average common shares outstanding	64.9	64.4	64.8	64.3
Assumed conversion of dilutive potential common shares	0.9	1.2	0.9	1.4
Diluted weighted-average common shares outstanding	65.8	65.6	65.7	65.7

Basic net income per common share	$1.19	$0.90	$0.31	$0.02
Diluted net income per common share	$1.18	$0.88	$0.31	$0.02

RECENT ACCOUNTING PRONOUNCEMENTS

Statement of Financial Accounting Standards No. 157 — Fair Value Measurements

On October 1, 2008, the Company adopted SFAS No. 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. The effect of the adoption of SFAS 157 was not material and required no adjustment to the Company’s financial condition or results of operations. Refer to “NOTE 12. FAIR VALUE MEASUREMENTS” for further information regarding the effect of the adoption of SFAS 157 with respect to financial assets and liabilities. In February 2008, the Financial Accounting Standards Board (the “FASB”) issued FASB Staff Position 157-1, “Application of FASB Statement No. 157 to FASB Statement No. 13 and Other Accounting Pronouncements That Address Fair Value Measurements for Purposes of Lease Classification or Measurement under Statement 13,” which removes leasing transactions accounted for under SFAS No. 13, “Accounting for Leases,” and related guidance from the scope of SFAS 157. In February 2008, the FASB also issued FASB Staff Position 157-2, “Effective Date of FASB Statement No. 157” (“FSP SFAS 157-2”), which delays the effective date of SFAS 157 for all nonrecurring fair value measurements of nonfinancial assets and nonfinancial liabilities until fiscal years beginning after November 15, 2008. FSP SFAS 157-2 states that a measurement is recurring if it happens at least annually and defines nonfinancial assets and nonfinancial liabilities as all assets and liabilities other than those meeting the definition of a financial asset or financial liability in SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities-Including an amendment of FASB Statement No. 115” (“SFAS 159”). The Company is completing its evaluation of the effect of FSP SFAS 157-2 and does not expect it to have a material impact on the Company’s financial condition or results of operations.

Statement of Financial Accounting Standards No. 159 — The Fair Value Option for Financial Assets and Financial Liabilities

In February 2007, the FASB issued SFAS No. 159, which allows an entity the irrevocable option to elect fair value for the initial and subsequent measurement for certain financial assets and liabilities on a contract-by-contract basis. Subsequent changes in fair value of these financial assets and liabilities would be recognized in earnings when they occur. SFAS 159 further establishes certain additional disclosure requirements. The Company adopted SFAS 159 as of October 1, 2008. The Company has not elected to measure any financial assets or liabilities at fair value which were not previously required to be measured at fair value.

Statement of Financial Accounting Standards No. 161 — Disclosures about Derivative Instruments and Hedging Activities

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities — an amendment of FASB Statement No. 133” (“SFAS 161”). The objective of SFAS 161 is to enhance the disclosure framework in FASB Statement No. 133 and improve the transparency of financial reporting for derivative instruments and hedging activities. SFAS 161 requires entities to provide enhanced disclosures about: (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under FASB Statement No. 133 and its related interpretations and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance and cash flows. The Company adopted SFAS 161 for the fiscal quarter ended March 28, 2009.  Refer to “NOTE 11. DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES” for the SFAS 161 disclosures.

Statement of Financial Accounting Standards No. 141(R) — Business Combinations

In December 2007, the FASB issued SFAS No. 141(R), “Business Combinations” (“SFAS 141(R)”), which replaced SFAS 141. The objective of SFAS 141(R) is to improve the relevance, representational faithfulness and comparability of the information that a reporting entity provides in its financial reports about a business combination and its effects. SFAS 141(R) establishes principles and requirements for how the acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed and any noncontrolling interest in the acquiree; recognizes and measures the goodwill acquired in the business combination or the gain from a bargain purchase; and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. SFAS 141(R) applies to all transactions or other events in which an entity (the “acquirer”) obtains control of one or more businesses (the “acquiree”), including those sometimes referred to as “true mergers” or “mergers of equals” and combinations achieved without the transfer of consideration. In April 2009, the FASB issued FASB Staff Position 141(R)-1, “Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies” (“FSP FAS 141(R)-1”), which amends and clarifies SFAS 141(R) to address application issues of SFAS 141(R) arising from contingencies in a business combination. SFAS 141(R) and FSP FAS 141(R)-1 will be effective for the Company’s financial statements for the fiscal year beginning October 1, 2009.

Statement of Financial Accounting Standards No. 160 — Noncontrolling Interests in Consolidated Financial Statements

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements — an amendment of ARB No. 51” (“SFAS 160”). The objective of SFAS 160 is to improve the relevance, comparability and transparency of the financial information that a reporting entity provides in its consolidated financial statements. SFAS 160 amends ARB No. 51 to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. SFAS 160 also changes the way the consolidated financial statements are presented, establishes a single method of accounting for changes in a parent’s ownership interest in a subsidiary that do not result in deconsolidation, requires that a parent recognize a gain or loss in net income when a subsidiary is deconsolidated and expands disclosures in the consolidated financial statements that clearly identify and distinguish between the parent’s ownership interest and the interest of the noncontrolling owners of a subsidiary. The provisions of SFAS 160 are to be applied prospectively as of the beginning of the fiscal year in which SFAS 160 is adopted, except for the presentation and disclosure requirements, which are to be applied retrospectively for all periods presented. SFAS 160 will be effective for the Company’s financial statements for the fiscal year beginning October 1, 2009. The Company is in the process of evaluating the impact that the adoption of SFAS 160 may have on its financial statements and related disclosures.

FASB Staff Position 142-3 — Determination of the Useful Life of Intangible Assets

In April 2008, the FASB issued FASB Staff Position 142-3, “Determination of the Useful Life of Intangible Assets” (“FSP FAS 142-3”), which amends the list of factors an entity should consider in developing renewal or extension assumptions used in determining the useful life of recognized intangible assets under SFAS 142. The new guidance applies to: (1) intangible assets that are acquired individually or with a group of other assets and (2) intangible assets acquired in both business combinations and asset acquisitions. Under FSP FAS 142-3, entities estimating the useful life of a recognized intangible asset must consider their historical experience in renewing or extending similar arrangements or, in the absence of historical experience, must consider assumptions that market participants would use about renewal or extension. FSP FAS 142-3 will require certain additional disclosures beginning October 1, 2009 and prospective application to useful life estimates for intangible assets acquired after September 30, 2009. The Company is in the process of evaluating the impact that the adoption of FSP FAS 142-3 may have on its financial statements and related disclosures.

FASB Staff Position 132(R)-1 — Employers’ Disclosures About Postretirement Benefit Plan Assets

In December 2008, the FASB issued FASB Staff Position 132(R)-1, “Employers’ Disclosures About Postretirement Benefit Plan Assets” (“FSP FAS 132(R)-1”), to provide guidance on employers’ disclosures about assets of a defined benefit pension or other postretirement plan. FSP FAS 132(R)-1 requires employers to disclose information about fair value measurements of plan assets similar to SFAS 157. The objectives of the disclosures are to provide an understanding of: (a) how investment allocation decisions are made, including the factors that are pertinent to an understanding of investment policies and strategies, (b) the major categories of plan assets, (c) the inputs and valuation techniques used to measure the fair value of plan assets, (d) the effect of fair value measurements using significant unobservable inputs on changes in plan assets for the period and (e) significant concentrations of risk within plan assets. The disclosures required by FSP FAS 132(R)-1 will be effective for the Company’s financial statements for the fiscal year beginning October 1, 2009. The Company is in the process of evaluating the impact that the adoption of FSP FAS 132(R)-1 may have on its financial statements and related disclosures.

NOTE 2. PRODUCT REGISTRATION AND RECALL MATTERS

In April 2008, the Company learned that a former associate apparently deliberately circumvented the Company’s policies and U.S. Environmental Protection Agency (“U.S. EPA”) regulations under the Federal Insecticide, Fungicide, and Rodenticide Act of 1947, as amended (“FIFRA”), by failing to obtain valid registrations for products and/or causing invalid product registration forms to be submitted to regulators. Since that time, the Company has been cooperating with the U.S. EPA in its civil investigation into pesticide product registration issues involving the Company and with the U.S. EPA and the U.S. Department of Justice (the “U.S. DOJ”) in a related criminal investigation. In late April of 2008, in connection with the U.S. EPA’s investigation, the Company conducted a consumer-level recall of certain consumer lawn and garden products and a Scotts LawnService® product. Subsequently, the Company and the U.S. EPA agreed upon a Compliance Review Plan for conducting a comprehensive, independent review of the Company’s product registration records. Pursuant to the Compliance Review Plan, an independent third-party firm, Quality Associates Incorporated (“QAI”), has been reviewing all of the Company’s U.S. pesticide product registration records, some of which are historical in nature and no longer support sales of the Company’s products. The U.S. EPA investigation and QAI review process identified several issues affecting registrations which resulted in the temporary suspension of sales and shipments of the products affected. In addition, as the QAI review process or the Company’s internal review has identified FIFRA registration issues or potential FIFRA registration issues (some of which appear unrelated to the former associate), the Company has endeavored to stop selling or distributing the affected products until the issues could be resolved with the U.S. EPA.

QAI has completed a review of substantially all of the Company’s registrations, advertising and related promotional support of the Company’s registered pesticide products.  While the Company does not expect the results of the QAI review process to significantly affect its fiscal year 2009 sales, the registration review process has not concluded, and the Company continues to cooperate with the U.S. EPA and U.S. DOJ in their related investigations.

On September 26, 2008, the Company, doing business as Scotts LawnService®, was named as a defendant in a purported class action filed in the U.S. District Court for the Eastern District of Michigan relating to certain pesticide products. In the suit, Mark Baumkel, on behalf of himself and the purported classes, seeks an unspecified amount of damages, plus costs and attorneys’ fees, for alleged claims involving breach of contract, unjust enrichment and violation of the Michigan consumer protection act. Given the preliminary stages of the proceedings, no accruals have been recorded, and the Company intends to vigorously contest the plaintiff’s assertions.

In fiscal 2008, the Company conducted a voluntary recall of most of its wild bird food products due to a formulation issue. The wild bird food products had been treated with pest control additives to avoid insect infestation, especially at retail stores. While the pest control additives had been labeled for use on certain stored grains that can be processed for human and/or animal consumption, they were not labeled for use on wild bird food products. This voluntary recall was completed prior to the end of fiscal 2008, and the Company does not expect any material impact to its fiscal 2009 financial condition, results of operations or cash flows as a result of such recall.

As a result of these registration and recall matters, the Company has reversed sales associated with estimated returns of affected products, recorded an impairment estimate for affected inventory and recorded other registration and recall-related costs. The impact of these adjustments was pre-tax charges of $8.0 million and $30.8 million for the three-month periods, and $15.6 million and $30.8 million for the six-month periods, ended March 28, 2009 and March 29, 2008, respectively. Although the Company has begun to reduce its need for third-party professional services related to the recall and registration matters, the Company nevertheless expects to incur $10 to $15 million in additional charges, exclusive of potential fines, penalties and/or judgments, related to the recalls and known registration issues, including those associated with more aggressively addressing impacted inventory as permitted by the U.S. EPA. While the Company believes that the FIFRA compliance review process is substantially complete, the U.S. EPA and U.S. DOJ investigations and the review process continue and may result in future state, federal or private rights of action including fines and/or penalties with respect to known or potential additional product registration issues. Until the U.S. EPA and U.S. DOJ investigations and the compliance review process are complete, the Company cannot fully quantify the extent of additional issues. At this time, management cannot reasonably determine the scope or magnitude of possible liabilities that could result from known or potential additional product registration issues, and no reserves for these potential liabilities have been established as of March 28, 2009. However, it is possible that such liabilities, including fines, penalties and/or judgments, could be material and have an adverse effect on the Company’s financial condition, results of operations or cash flows.

The following tables summarize the impact of the product registration and recall matters on the results of operations during the three and six months ended March 28, 2009 and March 29, 2008 and accrued liabilities and inventory reserves as of March 28, 2009:

	THREE MONTHS ENDED		SIX MONTHS ENDED
	MARCH 28, 2009	MARCH 29, 2008	MARCH 28, 2009	MARCH 29, 2008
	(IN MILLIONS)
Net sales — product recalls	$—	$(19.0)	$(0.3)	$(19.0)
Cost of sales — product recalls	—	(12.0)	(0.2)	(12.0)
Cost of sales — inventory impairment and other	2.5	22.6	3.8	22.6
Gross profit	(2.5)	(29.6)	(3.9)	(29.6)
Selling, general and administrative	5.5	1.2	11.7	1.2
Loss from operations	(8.0)	(30.8)	(15.6)	(30.8)
Income tax benefit	2.9	11.1	5.6	11.1
Net loss	$(5.1)	$(19.7)	$(10.0)	$(19.7)

	RESERVES AT SEPTEMBER 30, 2008	ADDITIONAL COSTS AND CHANGES IN ESTIMATE	RESERVES USED	RESERVES AT MARCH 28, 2009
	(IN MILLIONS)
Sales returns — product recalls	$0.2	$0.3	$(0.5)	$—
Cost of sales returns — product recalls	(0.1)	(0.2)	0.3	—
Inventory impairment	5.9	2.2	(2.4)	5.7
Other incremental costs of sales	3.2	1.6	(2.1)	2.7
Other general and administrative costs	4.3	11.7	(12.8)	3.2
Accrued liabilities and inventory reserves	$13.5	$15.6	$(17.5)	$11.6

NOTE 3. DETAIL OF INVENTORIES, NET

Inventories, net of provisions for slow moving, obsolete or impaired inventory of $28.5 million, $29.4 million and $26.2 million, as of March 28, 2009, March 29, 2008 and September 30, 2008, respectively, consisted of:

	MARCH 28, 2009	MARCH 29, 2008	SEPTEMBER 30, 2008
	(IN MILLIONS)
Finished goods	$462.6	$470.0	$277.3
Work-in-process	46.2	30.5	29.9
Raw materials	158.8	124.6	108.7
	$667.6	$625.1	$415.9

NOTE 4. MARKETING AGREEMENT

The Company is Monsanto’s exclusive agent for the domestic and international marketing and distribution of consumer Roundup® herbicide products. Under the terms of the Marketing Agreement with Monsanto, the Company is entitled to receive an annual commission from Monsanto in consideration for the performance of the Company’s duties as agent. The annual gross commission under the Marketing Agreement is calculated as a percentage of the actual earnings before interest and income taxes (“EBIT”) of the consumer Roundup® business, and is based on the achievement of two earnings thresholds, as defined in the Marketing Agreement. The Marketing Agreement also requires the Company to make annual payments to Monsanto as a contribution against the overall expenses of the consumer Roundup® business. The annual contribution payment is defined in the Marketing Agreement as $20 million.

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

Under the terms of the Marketing Agreement, the Company performs certain functions, primarily manufacturing conversion, distribution and logistics, and selling and marketing support, on behalf of Monsanto in the conduct of the consumer Roundup® business. The actual costs incurred for these activities are charged to and reimbursed by Monsanto. The Company records costs incurred under the Marketing Agreement for which the Company is the primary obligor on a gross basis, recognizing such costs in “Cost of sales” and the reimbursement of these costs in “Net sales,” with no effect on gross profit or net income. The related net sales and cost of sales were $15.2 million and $17.6 million for the three-month periods, and $30.8 million and $30.1 million for the six-month periods, ended March 28, 2009 and March 29, 2008, respectively.

The elements of the net commission earned under the Marketing Agreement and included in “Net sales” are as follows:

	THREE MONTHS ENDED		SIX MONTHS ENDED
	MARCH 28, 2009	MARCH 29, 2008	MARCH 28, 2009	MARCH 29, 2008
	(IN MILLIONS)		(IN MILLIONS)
Gross commission	$18.0	$17.1	$18.0	$17.1
Contribution expenses	(5.0)	(5.0)	(10.0)	(10.0)
Amortization of marketing fee	(0.2)	(0.2)	(0.4)	(0.4)
Net commission income	12.8	11.9	7.6	6.7
Reimbursements associated with Marketing Agreement	15.2	17.6	30.8	30.1
Total net sales associated with Marketing Agreement	$28.0	$29.5	$38.4	$36.8

The Marketing Agreement has no definite term except as it relates to the European Union countries (the “EU term”). The EU term extends through September 30, 2011, with up to two additional automatic renewal periods of two years each, subject to non-renewal only upon the occurrence of certain performance defaults. Thereafter, the Marketing Agreement provides that the parties may agree to renew the EU term for an additional three years.

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

NOTE 5. DEBT

The components of long-term debt are as follows:

	MARCH 28, 2009	MARCH 29, 2008	SEPTEMBER 30, 2008
	(IN MILLIONS)
Credit Facilities:
Revolving loans	$757.9	$894.1	$375.8
Term loans	533.4	557.2	540.4
Master Accounts Receivable Purchase Agreement	275.0	241.9	62.1
Notes due to sellers	12.1	13.6	12.8
Foreign bank borrowings and term loans	6.6	12.0	0.7
Other	7.2	8.9	7.7
	1,592.2	1,727.7	999.5
Less current portions	396.0	281.8	150.0
	$1,196.2	$1,445.9	$849.5

Scotts Miracle-Gro and certain of its subsidiaries have entered into the following loan facilities totaling up to $2.15 billion in the aggregate: (a) a senior secured five-year term loan in the principal amount of $560 million and (b) a senior secured five-year revolving loan facility in the aggregate principal amount of up to $1.59 billion. Under the terms of the loan facilities, the Company may request an additional $200 million in revolving credit and/or term credit commitments, subject to approval from the lenders. Borrowings may be made in various currencies including U.S. dollars, Euros, British pounds sterling, Australian dollars and Canadian dollars. Amortization payments on the term loan portion of the credit facilities began on September 30, 2007 and will continue quarterly through 2012. As of March 28, 2009, the cumulative total amortization payments on the term loan were $26.6 million, reducing the balance of our term loans and effectively reducing the size of the credit facilities.

As of March 28, 2009, there was $795.2 million of availability under the revolving loan facility, including letters of credit. Under the revolving loan facility, the Company has the ability to issue letter of credit commitments up to $65 million. At March 28, 2009, the Company had letters of credit in the amount of $36.9 million outstanding.

At March 28, 2009, the Company had outstanding interest rate swaps with major financial institutions that effectively converted a portion of variable-rate debt denominated in U.S. dollars to a fixed rate. The key terms of these swaps are as follows:

NOTIONAL AMOUNT (IN MILLIONS)	EFFECTIVE DATE (a)	EXPIRATION DATE	FIXED RATE
$200 (b)	3/31/2007	3/31/2009	4.90%
200 (b)	3/30/2007	3/30/2010	4.87%
200 (b)	2/14/2007	2/14/2012	5.20%
50 (b)	2/14/2012	2/14/2016	3.78%
150 (c)	11/16/2009	5/16/2016	3.26%
50 (d)	2/16/2010	5/16/2016	3.05%

(a)	The effective date refers to the date on which interest payments are first hedged by the applicable swap contract.
(b)	Interest payments made between the effective date and expiration date are hedged by the swap contracts.
(c)	Interest payments made during the six-month period beginning November 14 of each year between the effective date and expiration date are hedged by the swap contract.
(d)	Interest payments made during the three-month period beginning February 14 of each year between the effective date and expiration date are hedged by the swap contract.

Master Accounts Receivable Purchase Agreement

On April 11, 2007, the Company entered into a one-year Master Accounts Receivable Purchase Agreement (the “2007 MARP Agreement”). On April 9, 2008, the Company terminated the 2007 MARP Agreement and entered into a Master Accounts Receivable Purchase Agreement (the “2008 MARP Agreement”), which expired on April 8, 2009. The terms of the 2008 MARP Agreement were substantially the same as the 2007 MARP Agreement. The 2008 MARP Agreement provided an interest rate that was equal to the 7-day LIBOR rate plus 85 basis points. The 2008 MARP Agreement provided for the discounted sale, on a revolving basis, of accounts receivable generated by specified account debtors, with seasonally adjusted monthly aggregate limits ranging from $10 million to $300 million. The 2008 MARP Agreement also provided for specified account debtor sublimit amounts, which provided limits on the amount of receivables owed by individual account debtors that could be sold to the banks.

On May 1, 2009, the Company entered into a Master Accounts Receivable Purchase Agreement (the “2009 MARP Agreement”), with a stated termination date of May 1, 2010, or such later date as may be mutually agreed by the Company and its lender. The 2009 MARP Agreement provides an interest rate that is equal to the 7-day LIBOR rate plus 225 basis points. The 2009 MARP Agreement provides for the discounted sale, on an uncommitted, revolving basis, of accounts receivable generated by a specified account debtor, with aggregate limits not to exceed $80 million.

The caption “Accounts receivable pledged” on the accompanying Condensed, Consolidated Balance Sheets reflecting the amounts of $370.9 million, $296.2 million and $146.6 million as of March 28, 2009, March 29, 2008 and September 30, 2008, respectively, represents the pool of receivables that have been designated as “sold” and serve as collateral for short-term debt in the amount of $275.0 million, $241.9 million and $62.1 million, as of those dates, respectively.

The Company was in compliance with the terms of all borrowing agreements at March 28, 2009.

NOTE 6. COMPREHENSIVE INCOME

The components of other comprehensive income (expense) and total comprehensive income (loss) were as follows:

	THREE MONTHS ENDED		SIX MONTHS ENDED
	MARCH 28, 2009	MARCH 29, 2008	MARCH 28, 2009	MARCH 29, 2008
	(IN MILLIONS)		(IN MILLIONS)
Net income	$77.4	$58.0	$20.4	$1.2
Other comprehensive income (expense):
Change in valuation of derivative instruments	4.4	(12.3)	(14.2)	(17.4)
Change in pension and other postretirement liabilities	1.7	—	8.1	—
Foreign currency translation adjustments	0.6	1.6	10.0	4.2
Comprehensive income (loss)	$84.1	$47.3	$24.3	$(12.0)

NOTE 7. RETIREMENT AND RETIREE MEDICAL PLANS COST INFORMATION

The following summarizes the net periodic benefit cost for the various retirement and retiree medical plans sponsored by the Company:

	THREE MONTHS ENDED		SIX MONTHS ENDED
	MARCH 28, 2009	MARCH 29, 2008	MARCH 28, 2009	MARCH 29, 2008
	(IN MILLIONS)		(IN MILLIONS)
Frozen defined benefit plans	$0.9	$0.1	$1.8	$0.3
International benefit plans	1.9	1.2	3.7	2.4
Retiree medical plan	0.5	0.6	1.0	1.2

NOTE 8. STOCK-BASED COMPENSATION AWARDS

The following is a recap of the share-based awards granted during the periods indicated:

	SIX MONTHS ENDED
	MARCH 28, 2009	MARCH 29, 2008

Options	696,100	884,700
Performance shares	—	40,000
Restricted stock	240,400	149,900
Restricted stock units (including deferred stock units)	218,641	29,995
Total share-based awards	1,155,141	1,104,595

Aggregate fair value at grant dates (in millions)	$16.0	$18.5

Total share-based compensation and the tax benefit recognized in compensation expense were as follows for the periods indicated (in millions):

	THREE MONTHS ENDED		SIX MONTHS ENDED
	MARCH 28, 2009	MARCH 29, 2008	MARCH 28, 2009	MARCH 29, 2008
Share-based compensation	$4.4	$3.7	$8.1	$7.2
Tax benefit recognized	1.6	1.3	2.9	2.6

NOTE 9. INCOME TAXES

Consistent with the requirements promulgated under FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109,” the balance of unrecognized tax benefits and the amount of related interest and penalties were as follows:

	MARCH 28, 2009	SEPTEMBER 30, 2008
	(IN MILLIONS)
Unrecognized tax benefits	$7.2	$7.2
Portion that, if recognized, would impact the effective tax rate	6.8	6.5
Accrued penalties on unrecognized tax benefits	0.7	0.6
Accrued interest on unrecognized tax benefits	1.2	1.2

The Company or one of its subsidiaries files income tax returns in the U.S. federal jurisdiction and various state, local and foreign jurisdictions. With few exceptions, the Company is no longer subject to examinations by these tax authorities for fiscal years prior to 2005. The Company is currently under examination by certain foreign and U.S. state and local tax authorities. With regard to the foreign audits, the tax periods under investigation are limited to fiscal years 2004 through 2007.  With regard to the U.S. state and local audits, the tax periods under investigation are limited to fiscal years 2001 through 2007. In addition to the aforementioned audits, certain other tax deficiency issues and refund claims for previous years remain unresolved.

The Company currently anticipates that few of its open and active audits will be resolved in the next 12 months.  The Company is unable to make a reasonable reliable estimate as to when or if cash settlements with taxing authorities may occur.  Although audit outcomes and the timing of audit payments are subject to significant uncertainty, the Company does not anticipate that the resolution of these tax matters or any events related thereto will have a material adverse effect on the Company’s financial condition, results of operations or cash flows.

NOTE 10. CONTINGENCIES

Management regularly evaluates the Company’s contingencies, including various lawsuits and claims which arise in the normal course of business, product and general liabilities, workers’ compensation, property losses and other fiduciary liabilities for which the Company is self-insured or retains a high exposure limit. Self-insurance reserves are established based on actuarial loss estimates for specific individual claims plus actuarially estimated amounts for incurred but not reported claims and adverse development factors for existing claims. Legal costs incurred in connection with the resolution of claims, lawsuits and other contingencies generally are expensed as incurred. In the opinion of management, its assessment of contingencies is reasonable and related reserves, in the aggregate, are adequate; however, there can be no assurance that final resolution of these matters will not have a material adverse effect on the Company’s financial condition, results of operations or cash flows. The following are the more significant of the Company’s identified contingencies:

FIFRA Compliance and the Corresponding Governmental Investigation

The Company’s products that contain pesticides are subject to FIFRA. In April 2008, the Company learned that a former associate apparently deliberately circumvented the Company’s policies and U.S. EPA regulations under FIFRA by failing to obtain valid registrations for products and/or causing invalid product registration forms to be submitted to regulators. Since that time, the Company has been cooperating with the U.S. EPA in its civil investigation into pesticide product registration issues involving the Company and with the U.S. EPA and the U.S. DOJ in a related criminal investigation. In late April of 2008, in connection with the U.S. EPA’s investigation, the Company conducted a consumer-level recall of certain consumer lawn and garden products and a Scotts LawnService® product. Subsequently, the Company and the U.S. EPA agreed upon a Compliance Review Plan for conducting a comprehensive, independent review of the Company’s product registration records. Pursuant to the Compliance Review Plan, an independent third-party firm, QAI, has been reviewing all of the Company’s U.S. pesticide product registration records, some of which are historical in nature and no longer support sales of the Company’s products. The U.S. EPA investigation and QAI review process identified several issues affecting registrations which resulted in the temporary suspension of sales and shipments of the products affected. In addition, as the QAI review process or the Company’s internal review has identified FIFRA registration issues or potential FIFRA registration issues (some of which appear unrelated to the former associate), the Company has endeavored to stop selling or distributing the affected products until the issues could be resolved with the U.S. EPA.

QAI has completed a review of substantially all of the Company’s registrations, advertising and related promotional support of the Company’s registered pesticide products.  While the Company does not expect the results of the QAI review process to significantly affect its fiscal year 2009 sales, the registration review process has not concluded, and the Company continues to cooperate with the U.S. EPA and U.S. DOJ in their related investigations.

On September 26, 2008, the Company, doing business as Scotts LawnService®, was named as a defendant in a purported class action filed in the U.S. District Court for the Eastern District of Michigan relating to certain pesticide products. In the suit, Mark Baumkel, on behalf of himself and the purported classes, seeks an unspecified amount of damages, plus costs and attorneys’ fees, for alleged claims involving breach of contract, unjust enrichment and violation of the Michigan consumer protection act. Given the preliminary stages of the proceedings, no accruals have been recorded, and the Company intends to vigorously contest the plaintiff’s assertions.

The U.S. EPA and related U.S. DOJ investigations or the compliance review process may result in future state or federal action or private rights of action including fines and/or penalties with respect to known or potential additional product registration issues. Until the U.S. EPA and U.S. DOJ investigations and compliance review process are complete, the Company cannot fully quantify the extent of additional issues. As of March 28, 2009, no reserves have been established with respect to potential fines, penalties and/or judgments at the state and/or federal level, as the scope and magnitude of such potential liabilities are not currently estimable. However, it is possible that such fines, penalties and/or judgments could be material and have an adverse effect on the Company’s financial condition, results of operations or cash flows.

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

At March 28, 2009, $3.3 million was accrued for other regulatory matters in the “Other liabilities” line in the Condensed, Consolidated Balance Sheets. The amounts accrued are believed to be adequate to cover such known environmental exposures based on current facts and estimates of likely outcomes. However, if facts and circumstances change significantly, they could result in a material adverse effect on the Company’s financial condition, results of operations or cash flows.

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

Other

The Company has been named as a defendant in a number of cases alleging injuries that the lawsuits claim resulted from exposure to asbestos-containing products, apparently based on the Company’s historic use of vermiculite in certain of its products. The complaints in these cases are not specific about the plaintiffs’ contacts with the Company or its products. The Company in each case is one of numerous defendants and none of the claims seek damages from the Company alone. The Company believes that the claims against it are without merit and is vigorously defending against them. It is not currently possible to reasonably estimate a loss, if any, associated with these cases. The Company is reviewing agreements and policies that may provide insurance coverage or indemnity as to these claims and is pursuing coverage under some of these agreements and policies, although there can be no assurance of the results of these efforts. There can be no assurance that these cases, whether as a result of adverse outcomes or as a result of significant defense costs, will not have a material adverse effect on the Company’s financial condition, results of operations or cash flows.

On April 27, 2007, the Company received a proposed Order On Consent from the New York State Department of Environmental Conservation (the “Proposed Order”) alleging that, during calendar year 2003, the Company and James Hagedorn, individually and as Chairman of the Board and Chief Executive Officer of the Company, unlawfully donated to a Port Washington, New York youth sports organization forty bags of Scotts® LawnPro Annual Program Step 3 Insect Control Plus Fertilizer which, while federally registered, was allegedly not registered in the state of New York. The Proposed Order requests penalties totaling $695,000. The Company has responded in writing to the New York State Department of Environmental Conservation with respect to the Proposed Order and is awaiting a response.

The Company is involved in other lawsuits and claims which arise in the normal course of business. These claims individually and in the aggregate are not expected to result in a material adverse effect on the Company’s financial condition, results of operations or cash flows.

NOTE 11. DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

Derivatives and Hedging

The Company is exposed to market risks, such as changes in interest rates, currency exchange rates and commodity prices. To manage the volatility related to these exposures, the Company enters into various financial transactions, which are accounted for under SFAS 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS 133”), as amended and interpreted. The utilization of these financial transactions is governed by policies covering acceptable counterparty exposure, instrument types and other hedging practices. The Company does not hold or issue derivative financial instruments for speculative trading purposes.

The Company formally designates and documents qualifying instruments as hedges of underlying exposures at inception. The Company formally assesses, both at inception and at least quarterly, whether the financial instruments used in hedging transactions are effective at offsetting changes in either the fair value or cash flows of the related underlying exposure. Fluctuations in the value of these instruments generally are offset by changes in the fair value or cash flows of the underlying exposures being hedged. This offset is driven by the high degree of effectiveness between the exposure being hedged and the hedging instrument. SFAS 133 requires all derivative instruments to be recognized as either assets or liabilities at fair value in the statement of financial position. In accordance with SFAS 133, the Company designates commodity hedges as cash flow hedges of forecasted purchases of commodities and interest rate swaps as cash flow hedges of interest expense on variable rate borrowings.  Any ineffective portion of a change in the fair value of a qualifying instrument is immediately recognized in earnings. There were no amounts recorded in earnings related to ineffectiveness of derivative hedges for the fiscal quarter ended March 28, 2009.

Foreign Currency Swap Agreements

The Company periodically uses foreign currency swap contracts to manage the exchange rate risk associated with intercompany loans with foreign subsidiaries that are denominated in U.S. dollars. At March 28, 2009, there were no outstanding foreign currency swap contracts.

Interest Rate Swap Agreements

The Company enters into interest rate swap agreements as a means to hedge its variable interest rate exposure on debt instruments. Since the interest rate swaps have been designated as hedging instruments, their fair values are reflected in the Company’s Condensed, Consolidated Balance Sheets. Net amounts to be received or paid under the swap agreements are reflected as adjustments to interest expense. Unrealized gains or losses resulting from adjusting these swaps to fair value are recorded as elements of accumulated other comprehensive loss within the Condensed, Consolidated Balance Sheets. The fair value of the swap agreements is determined based on the present value of the estimated future net cash flows using implied rates in the applicable yield curve as of the valuation date.

At March 28, 2009, the Company had outstanding interest rate swaps with major financial institutions that effectively converted a portion of the Company’s variable-rate debt to a fixed rate. Refer to “NOTE 5. DEBT” for the terms of the swaps outstanding at March 28, 2009. Included in the accumulated other comprehensive loss balance at March 28, 2009 is a pre-tax loss of $11.9 million related to interest rate swap agreements that is expected to be reclassified to earnings during the next 12 months, consistent with the timing of the underlying hedged transactions.

Commodity Hedges

The Company’s outstanding hedging arrangements at March 28, 2009, which are designed to fix the price of a portion of its urea needs, settled April 30, 2009. The contracts are designated as hedges of the Company’s exposure to future cash flow fluctuations associated with the cost of urea. The objective of the hedges is to mitigate the earnings and cash flow volatility attributable to the risk of changing prices. Unrealized gains or losses in the fair value of these contracts are recorded to the accumulated other comprehensive loss component of shareholders’ equity. Realized gains or losses remain as a component of accumulated other comprehensive loss (“OCI”) until the related inventory is sold. Upon sale of the underlying inventory, the gain or loss is reclassified to cost of sales. Included in the accumulated other comprehensive loss balance at March 28, 2009 is a pre-tax loss of $8.7 million related to urea derivatives that is expected to be reclassified to earnings during the next 12 months, consistent with the timing of the underlying hedged transactions.

Periodically, the Company also uses fuel derivatives to partially mitigate the effect of fluctuating diesel and gasoline costs on operating results. To date, the fuel derivatives used by the Company have not qualified for hedge accounting treatment under SFAS 133 and are marked-to-market, with unrealized gains and losses on open contracts and realized gains or losses on settled contracts recorded as an element of cost of sales.

As of March 28, 2009, the Company had the following outstanding commodity contracts that were entered into to hedge forecasted purchases:

COMMODITY	VOLUME
Urea	8,000 tons
Diesel	4,452,000 gallons
Gasoline	714,000 gallons

Fair Values of Derivative Instruments

The fair values of the Company’s derivative instruments were as follows (in millions):

	ASSETS / (LIABILITIES)
	MARCH 28, 2009		MARCH 29, 2008
	BALANCE SHEET LOCATION	FAIR VALUE	BALANCE SHEET LOCATION	FAIR VALUE
DERIVATIVES DESIGNATED AS HEDGING INSTRUMENTS UNDER SFAS 133
Interest rate swap agreements	Other assets	$–	Other assets	$1.0
	Other liabilities	(36.0)	Other liabilities	(31.6)

Commodity hedging instruments	Other current liabilities	(2.6)	Other current liabilities	(0.6)

Total derivatives designated as hedging instruments under SFAS 133		$(38.6)		$(31.2)

DERIVATIVES NOT DESIGNATED AS HEDGING INSTRUMENTS UNDER SFAS 133 (1)
Commodity hedging instruments	Prepaid and other assets	$–	Prepaid and other assets	$1.1
	Other current liabilities	(0.6)	Other current liabilities	0.6

Total derivatives not designated as hedging instruments under SFAS 133 (1)		$(0.6)		$1.7

Total derivatives		$(39.2)		$(29.5)

(1)	See discussion above for additional information regarding the Company’s purpose for entering into derivatives not designated as hedging instruments and its overall risk management strategy.

Refer to “NOTE 12. FAIR VALUE MEASUREMENTS” for the Company’s fair value measurements of derivative instruments as they relate to the valuation hierarchy.

The effect of derivative instruments on accumulated other comprehensive loss and the Condensed, Consolidated Statements of Operations for the three- and six-month periods ended March 28, 2009 and March 29, 2008 was as follows:

	AMOUNT OF GAIN / (LOSS) RECOGNIZED IN OCI (IN MILLIONS)
	THREE MONTHS ENDED		SIX MONTHS ENDED
DERIVATIVES IN SFAS 133 CASH FLOW HEDGING RELATIONSHIPS	MARCH 28, 2009	MARCH 29, 2008	MARCH 28, 2009	MARCH 29, 2008
Interest rate swap agreements	$(5.0)	$(10.3)	$(17.6)	$(16.1)
Commodity hedging instruments	1.0	(1.2)	(7.0)	0.5
Total	$(4.0)	$(11.5)	$(24.6)	$(15.6)

	LOCATION OF GAIN / (LOSS)	AMOUNT OF GAIN / (LOSS) RECLASSIFIED FROM ACCUMULATED OCI INTO INCOME (IN MILLIONS)
DERIVATIVES IN SFAS 133 CASH	RECLASSIFIED FROM	THREE MONTHS ENDED		SIX MONTHS ENDED
FLOW HEDGING RELATIONSHIPS	ACCUMULATED OCI INTO INCOME	MARCH 28, 2009	MARCH 29, 2008	MARCH 28, 2009	MARCH 29, 2008
Interest rate swap agreements	Interest expense	$(5.1)	$(0.7)	$(7.5)	$(0.3)
Commodity hedging instruments	Cost of sales	(3.1)	1.1	(3.0)	1.2
Total		$(8.2)	$0.4	$(10.5)	$0.9

		AMOUNT OF GAIN / (LOSS) RECOGNIZED IN INCOME (IN MILLIONS)
DERIVATIVES NOT DESIGNATED AS	LOCATION OF GAIN /	THREE MONTHS ENDED		SIX MONTHS ENDED
HEDGING INSTRUMENTS UNDER SFAS 133	(LOSS) RECOGNIZED IN INCOME	MARCH 28, 2009	MARCH 29, 2008	MARCH 28, 2009	MARCH 29, 2008
Foreign currency swap agreements	Interest expense	$–	$–	$(6.4)	$1.0
Commodity hedging instruments	Cost of sales	(0.6)	1.7	(0.6)	1.7
Total		$(0.6)	$1.7	$(7.0)	$2.7

NOTE 12. FAIR VALUE MEASUREMENTS

As disclosed in “NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES,” the Company adopted SFAS 157 effective October 1, 2008 with respect to the fair value measurement and disclosure of financial assets and liabilities. SFAS 157 defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. SFAS 157 defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or the most advantageous market for the asset or liability in an orderly transaction between market participants at the measurement date. SFAS 157 establishes a three-level fair value hierarchy that prioritizes the inputs used to measure fair value. The hierarchy requires entities to maximize the use of observable inputs and minimize the use of unobservable inputs. The three levels of inputs used to measure fair value are as follows:

Level 1 – Quoted prices in active markets for identical assets or liabilities.

Level 2 – Observable inputs other than quoted prices included in Level 1, such as quoted prices for similar assets and liabilities in active markets; quoted prices for similar assets and liabilities in markets that are not active; or other inputs that are observable or can be corroborated by observable market data.

Level 3 – Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities. This includes pricing models, discounted cash flow methodologies and similar techniques that use significant unobservable inputs.

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

Interest rate derivatives consist of interest rate swaps. The Company enters into interest rate swap agreements as a means to hedge its variable interest rate exposure on debt instruments. The fair value of the swap agreements is determined based on the present value of the estimated future net cash flows using implied rates in the applicable yield curve as of the valuation date.

The Company has hedging arrangements designed to fix the price of a portion of its urea and fuel needs. The objective of the hedges is to mitigate the earnings and cash flow volatility attributable to the risk of changing prices. These contracts are measured using observable commodity exchange prices in active markets.

These derivative instruments are classified within Level 2 of the valuation hierarchy and are included within other noncurrent assets and other noncurrent liabilities in our Condensed, Consolidated Balance Sheets.

For further information on the Company’s derivative instruments, refer to “NOTE 11. DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES.”

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

The following table presents the Company’s financial assets and liabilities measured at fair value on a recurring basis at March 28, 2009 (in millions):

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Unobservable Inputs (Level 3)	Total
Assets
Derivatives	$–	$–	$–	$–
Other	4.4	–	–	4.4
Total	$4.4	$–	$–	$4.4

Liabilities
Derivatives
Interest rate swap agreements	$–	$(36.0)	$–	$(36.0)
Commodity hedging instruments	–	(3.2)	–	(3.2)
Other	(4.4)	–	–	(4.4)
Total	$(4.4)	$(39.2)	$–	$(43.6)

NOTE 13. ACQUISITIONS

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

Pro forma net sales, net income and net income per common share for the three and six months ended March 29, 2008 would not have been significantly different had the acquisition of Humax occurred as of October 1, 2007.

NOTE 14. SEGMENT INFORMATION

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

	THREE MONTHS ENDED		SIX MONTHS ENDED
	MARCH 28, 2009	MARCH 29, 2008	MARCH 28, 2009	MARCH 29, 2008
	(IN MILLIONS)		(IN MILLIONS)
Net sales:
Global Consumer	$833.7	$820.5	$1,016.0	$987.4
Global Professional	74.5	99.5	140.0	161.9
Scotts LawnService®	32.8	32.4	71.6	70.7
Corporate & Other	19.3	24.8	51.2	66.1
Segment total	960.3	977.2	1,278.8	1,286.1
Roundup® amortization	(0.2)	(0.2)	(0.4)	(0.4)
Product registration and recall matters-returns	—	(19.0)	(0.3)	(19.0)
Consolidated	$960.1	$958.0	$1,278.1	$1,266.7

Operating income (loss):
Global Consumer	$199.3	$179.2	$163.7	$141.2
Global Professional	8.0	16.3	21.9	22.7
Scotts LawnService®	(16.1)	(18.5)	(23.9)	(30.0)
Corporate & Other	(43.2)	(27.9)	(75.4)	(50.5)
Segment total	148.0	149.1	86.3	83.4
Roundup® amortization	(0.2)	(0.2)	(0.4)	(0.4)
Other amortization	(2.9)	(3.9)	(6.2)	(7.8)
Product registration and recall matters	(8.0)	(30.8)	(15.6)	(30.8)
Consolidated	$136.9	$114.2	$64.1	$44.4

	MARCH 28, 2009	MARCH 29, 2008	SEPTEMBER 30, 2008
	(IN MILLIONS)
Total assets:
Global Consumer	$2,289.1	$2,414.5	$1,483.8
Global Professional	299.0	350.5	289.9
Scotts LawnService®	175.0	180.5	186.5
Corporate & Other	204.8	225.4	196.1
Consolidated	$2,967.9	$3,170.9	$2,156.3

Segment operating income (loss) represents earnings before amortization of intangible assets, interest and taxes, since this is the measure of profitability used by management. Accordingly, the Corporate & Other operating loss for the three and six months ended March 28, 2009 and March 29, 2008 includes corporate general and administrative expenses and certain other income/expense items not allocated to the business segments.

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

EXECUTIVE SUMMARY

The Scotts Miracle-Gro Company (“Scotts Miracle-Gro”) and its subsidiaries (collectively, together with Scotts Miracle-Gro, the “Company”), “we” or “us” are dedicated to delivering strong, consistent financial results and outstanding shareholder returns by providing products of superior quality and value in order to enhance consumers’ outdoor living environments. We are a leading manufacturer and marketer of consumer branded products for lawn and garden care and professional horticulture in North America and Europe. We are Monsanto’s exclusive agent for the marketing and distribution of consumer Roundup® non-selective herbicide products within the United States and other contractually specified countries. We have a presence in similar consumer branded and professional horticulture products in Australia, the Far East, Latin America and South America. In the United States, we operate Scotts LawnService®, the second largest residential lawn care service business, and Smith & Hawken®, a leading brand in the outdoor living and garden lifestyle category. Our operations are divided into the following reportable segments: Global Consumer, Global Professional, Scotts LawnService® and Corporate & Other. The Corporate & Other segment consists of the Smith & Hawken® business and corporate general and administrative expenses.

As a leading consumer branded lawn and garden company, our marketing efforts are largely focused on building brand and product awareness to inspire consumers and create retail demand. We have successfully applied this consumer marketing focus for a number of years, consistently investing approximately 5% of our annual net sales in advertising to support and promote our products and brands. We continually explore new and innovative ways to communicate with consumers. We believe that we receive a significant return on these marketing expenditures and anticipate a similar level of advertising and marketing investments in the future, with the continuing objective of driving category growth and increasing market share.

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

Due to the nature of our lawn and garden business, significant portions of our products ship to our retail customers during the second and third fiscal quarters. Our annual sales are further concentrated in the second and third fiscal quarters by retailers who increasingly rely on our ability to deliver products “in season” when consumers buy our products, thereby reducing retailers’ inventories.

Management focuses on a variety of key indicators and operating metrics to monitor the health and performance of our business. These metrics include consumer purchases (point-of-sale data), market share, net sales (including unit volume, pricing, product mix and foreign exchange movements), organic sales growth (net sales growth excluding the impact of foreign exchange movements and product recalls), gross profit margins, income from operations, net income and earnings per share. To the extent applicable, these measures are evaluated with and without impairment, restructuring and other charges, which management believes are not indicative of the ongoing earnings capabilities of our businesses. We also focus on measures to optimize cash flow and return on invested capital, including the management of working capital and capital expenditures.

Product Registration and Recall Matters

In April 2008, we learned that a former associate apparently deliberately circumvented our policies and U.S. Environmental Protection Agency (“U.S. EPA”) regulations under the Federal Insecticide, Fungicide, and Rodenticide Act of 1947, as amended (“FIFRA”), by failing to obtain valid registrations for products and/or causing invalid product registration forms to be submitted to regulators. Since that time, we have been cooperating with the U.S. EPA in its civil investigation into pesticide product registration issues involving the Company and with the U.S. EPA and the U.S. Department of Justice (the “U.S. DOJ”) in a related criminal investigation. In late April of 2008, in connection with the U.S. EPA’s investigation, we conducted a consumer-level recall of certain consumer lawn and garden products and a Scotts LawnService® product. Subsequently, we agreed with the U.S. EPA on a Compliance Review Plan for conducting a comprehensive, independent review of our product registration records. Pursuant to the Compliance Review Plan, an independent third-party firm, Quality Associates Incorporated (“QAI”), has been reviewing all of our U.S. pesticide product registration records, some of which are historical in nature and no longer support sales of our products. The U.S. EPA investigation and QAI review process identified several issues affecting registrations which resulted in the temporary suspension of sales and shipments of the products affected. In addition, as the QAI review process or our internal review has identified FIFRA registration issues or potential FIFRA registration issues (some of which appear unrelated to the former associate), we have endeavored to stop selling or distributing the affected products until the issues could be resolved with the U.S. EPA.

QAI has completed a review of substantially all of our registrations, advertising and related promotional support of our registered pesticide products.  While we do not expect the results of the QAI review process to significantly affect our fiscal year 2009 sales, the registration review process has not concluded, and we continue to cooperate with the U.S. EPA and U.S. DOJ in their related investigations.

While we believe that the FIFRA compliance review process is substantially complete, the U.S. EPA and U.S. DOJ investigations and the review process continue and may result in future state, federal or private rights of action including fines and/or penalties with respect to known or potential additional product registration issues. Until the U.S. EPA and U.S. DOJ investigations and the compliance review process are complete, we cannot fully quantify the extent of additional issues. At this time, we cannot reasonably determine the scope or magnitude of possible liabilities that could result from known or potential additional product registration issues, and no reserves for these potential liabilities have been established as of March 28, 2009. However, it is possible that such liabilities, including fines, penalties and/or judgments, could be material and have an adverse effect on our financial condition, results of operations or cash flows.

On September 26, 2008, the Company, doing business as Scotts LawnService®, was named as a defendant in a purported class action filed in the U.S. District Court for the Eastern District of Michigan relating to certain pesticide products. In the suit, Mark Baumkel, on behalf of himself and the purported classes, seeks an unspecified amount of damages, plus costs and attorneys’ fees, for alleged claims involving breach of contract, unjust enrichment and violation of the Michigan consumer protection act. Given the preliminary stages of the proceedings, no accruals have been recorded, and we intend to vigorously contest the plaintiff’s assertions.

In fiscal 2008, we conducted a voluntary recall of most of our wild bird food products due to a formulation issue. The wild bird food products had been treated with pest control additives to avoid insect infestation, especially at retail stores. While the pest control additives had been labeled for use on certain stored grains that can be processed for human and/or animal consumption, they were not labeled for use on wild bird food products. This voluntary recall was completed prior to the end of fiscal 2008, and we do not expect any material impact to our fiscal 2009 financial condition, results of operations or cash flows as a result of such recall.

As a result of these registration and recall matters, we have reversed sales associated with estimated returns of affected products, recorded an impairment estimate for affected inventory and recorded other registration and recall-related costs. The impact of these adjustments was pre-tax charges of $8.0 million and $30.8 million for the three-month periods, and $15.6 million and $30.8 million for the six-month periods, ended March 28, 2009 and March 29, 2008, respectively. Although we have begun to reduce our need for third-party professional services related to the recall and registration matters, we nevertheless expect to incur $10 to $15 million in additional charges, exclusive of potential fines, penalties, and/or judgments, related to the recalls and known registration issues, including those associated with more aggressively addressing impacted inventory as permitted by the U.S. EPA.

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

RESULTS OF OPERATIONS

The following table sets forth the components of income and expense as a percentage of net sales for the three- and six-month periods ended March 28, 2009 and March 29, 2008:

	THREE MONTHS ENDED		SIX MONTHS ENDED
	MARCH 28, 2009	MARCH 29, 2008	MARCH 28, 2009	MARCH 29, 2008
	(UNAUDITED)		(UNAUDITED)
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	62.4	63.9	65.1	67.1
Cost of sales – product registration and recall matters	0.3	2.4	0.3	1.8
Gross profit	37.3	33.7	34.6	31.1
Operating expenses:
Selling, general and administrative	22.4	21.8	28.9	27.8
Selling, general and administrative – product registration and recall matters	0.6	0.1	0.9	0.1
Other income, net	—	(0.1)	(0.2)	(0.3)
Income from operations	14.3	11.9	5.0	3.5
Interest expense	1.7	2.4	2.5	3.4
Income before income taxes	12.6	9.5	2.5	0.1
Income taxes	4.6	3.4	0.9	0.0
Net income	8.0%	6.1%	1.6%	0.1%

Net sales for the three months ended March 28, 2009 were $960.1 million, essentially flat compared to net sales of $958 million for the three months ended March 29, 2008. Net sales for the first six months of fiscal 2009 grew 0.9% versus the comparable period of fiscal 2008. Foreign exchange movements decreased sales growth for the second quarter and six months ended March 28, 2009 by 4.9% and 5.0%, respectively. Additionally, product returns related to recall matters in 2008 had the impact of decreasing net sales, thereby increasing sales growth for the second quarter and six months ended March 28, 2009 by 2.1% and 1.6%, respectively. Organic net sales growth, which excludes the impact of foreign exchange movements and product recalls, was 3.0% and 4.3% for the second quarter and first six months of 2009, respectively. In the Global Consumer segment, organic net sales grew by 5.5% and 7.0% for the second quarter and first six months, respectively, primarily due to an increase in sales in North America. Global Professional organic net sales declined by 10.6% for the second quarter, and were essentially flat year-to-date compared to the same period in fiscal 2008. Organic net sales growth for the Scotts LawnService® segment was 1.2% and 1.3% for the three and six months ended March 28, 2009, respectively. Smith & Hawken® organic net sales decreased by 22.1% and 22.4% for the second quarter and first six months of fiscal 2009, respectively.

In recent years, consolidated net sales for the first six months have typically comprised 42% to 45% of our total fiscal year consolidated net sales. However, there can be no assurance that a similar sales trend will apply to fiscal 2009. On a consolidated basis, we anticipate fiscal 2009 organic net sales to increase by 5% to 7% compared to fiscal 2008.

As a percentage of net sales, gross profit was 37.3% for the second quarter of fiscal 2009 compared to 33.7% for the second quarter of fiscal 2008. For the first six months of fiscal 2009, our gross profit percentage increased to 34.6% from 31.1% in the comparable period of fiscal 2008. Excluding product registration and recall matters, gross profit for the second quarter and first six months of fiscal 2009 increased 150 and 190 basis points, respectively. The fiscal 2009 second quarter and year-to-date gross profit rate increases were driven by cost productivity improvements and increased selling prices net of increased commodity costs. Excluding the impact of product registration and recall matters, for fiscal 2009 we anticipate the gross profit rate as a percentage of net sales to increase nearly 200 basis points compared to fiscal 2008, consistent with trends from the first half of the year.

Selling, General and Administrative Expenses

	THREE MONTHS ENDED		SIX MONTHS ENDED
	MARCH 28, 2009	MARCH 29, 2008	MARCH 28, 2009	MARCH 29, 2008
	(IN MILLIONS)		(IN MILLIONS)
	(UNAUDITED)		(UNAUDITED)
Advertising	$46.1	$49.7	$60.3	$64.5
Other selling, general and administrative	166.9	154.8	302.6	280.4
Amortization of intangibles	2.9	3.9	6.2	7.8
	$215.9	$208.4	$369.1	$352.7

Selling, general and administrative (“SG&A”) expenses increased $7.5 million, or 3.6%, to $215.9 million for the second quarter and $16.4 million, or 4.6%, to $369.1 million for the first six months of fiscal 2009. Excluding the impact of foreign exchange rates, SG&A expenses for the second quarter and first six months of fiscal 2009 increased 7.5% and 8.7%, respectively. Lower advertising expense year-to-date was largely attributable to increased media efficiencies in the Global Consumer business. We expect full-year advertising expense to reflect increased spend in the North America Consumer segment, offset by lower media spending in the International Consumer segment, primarily due to media efficiencies. The increase in other SG&A for the second quarter and year-to-date was primarily driven by increased estimates for full-year variable compensation and retention costs, investments in research and development and technology, and increased pension costs. We continue to expect full-year growth of SG&A expenses in the mid- to high-single digits, with the largest incremental driver being variable compensation, which is linked to our results.

We recorded $5.5 million and $11.7 million of SG&A-related product registration and recall costs during the second quarter and first six months of fiscal 2009, respectively, which primarily related to third-party compliance review, legal and consulting fees. For both the quarter and six months ended March 29, 2008, we recorded $1.2 million of SG&A-related product registration and recall costs.

Interest expense for the second quarter and first six months of fiscal 2009 was $15.9 million and $32.2 million, respectively, compared to $23.5 million and $42.5 million for the second quarter and first six months of fiscal 2008. The decrease was primarily due to a decline in our borrowing rates, as well as the favorable impact of foreign exchange rates and a reduction in average debt outstanding. Weighted-average interest rates decreased by 88 basis points during the first six months of fiscal 2009 as compared to the same period of fiscal 2008. Average borrowings also decreased by $160.7 million.

Income tax expense was calculated assuming an effective tax rate of 36.0% for the first half of both fiscal 2009 and fiscal 2008. The effective tax rate used for interim reporting purposes was based on management’s best estimate of factors impacting the effective tax rate for the full fiscal year. Factors affecting the estimated effective tax rate include assumptions as to income by jurisdiction (domestic and foreign), the availability and utilization of tax credits and the existence of elements of income and expense that may not be taxable or deductible, as well as other items. The estimated effective tax rate is subject to revision in later interim periods and at fiscal year end as facts and circumstances change during the course of the fiscal year. There can be no assurance that the effective tax rate estimated for interim financial reporting purposes will approximate the effective tax rate determined at fiscal year end.

Diluted average common shares used in the diluted net income per common share calculation were 65.8 million for the second quarter of fiscal 2009 compared to 65.6 million for the same period a year ago. Diluted average common shares used in the diluted net income per common share calculation were 65.7 million for the six months ended both March 28, 2009 and March 29, 2008. Diluted average common shares included 0.9 million equivalent shares for the second quarter and year-to-date periods in fiscal 2009 to reflect the effect of the assumed conversion of dilutive stock options, restricted stock and restricted stock unit awards. For the second quarter and first six months of fiscal 2008, diluted average common shares included 1.2 million and 1.4 million equivalent shares, respectively.

SEGMENT RESULTS

Our operations are divided into the following segments: Global Consumer, Global Professional, Scotts LawnService® and Corporate & Other. The Corporate & Other segment consists of Smith & Hawken® and corporate general and administrative expenses. Segment performance is evaluated based on several factors, including income from operations before amortization, product registration and recall costs, and impairment, restructuring and other charges, which are not generally accepted accounting principles measures. Management uses this measure of operating profit to gauge segment performance because we believe this measure is the most indicative of performance trends and the overall earnings potential of each segment.

The following table sets forth net sales by segment:	THREE MONTHS ENDED		SIX MONTHS ENDED
	MARCH 28, 2009	MARCH 29, 2008	MARCH 28, 2009	MARCH 29, 2008
	(IN MILLIONS)		(IN MILLIONS)
	(UNAUDITED)		(UNAUDITED)
Global Consumer	$833.7	$820.5	$1,016.0	$987.4
Global Professional	74.5	99.5	140.0	161.9
Scotts LawnService®	32.8	32.4	71.6	70.7
Corporate & other	19.3	24.8	51.2	66.1
Segment total	960.3	977.2	1,278.8	1,286.1
Roundup® amortization	(0.2)	(0.2)	(0.4)	(0.4)
Product registrations and recall matters - returns	—	(19.0)	(0.3)	(19.0)
Consolidated	$960.1	$958.0	$1,278.1	$1,266.7

The following table sets forth operating income (loss) by segment:	THREE MONTHS ENDED		SIX MONTHS ENDED
	MARCH 28, 2009	MARCH 29, 2008	MARCH 28, 2009	MARCH 29, 2008
	(IN MILLIONS)		(IN MILLIONS)
	(UNAUDITED)		(UNAUDITED)
Global Consumer	$199.3	$179.2	$163.7	$141.2
Global Professional	8.0	16.3	21.9	22.7
Scotts LawnService®	(16.1)	(18.5)	(23.9)	(30.0)
Corporate & other	(43.2)	(27.9)	(75.4)	(50.5)
Segment total	148.0	149.1	86.3	83.4
Roundup® amortization	(0.2)	(0.2)	(0.4)	(0.4)
Other amortization	(2.9)	(3.9)	(6.2)	(7.8)
Product registration and recall matters	(8.0)	(30.8)	(15.6)	(30.8)
Consolidated	$136.9	$114.2	$64.1	$44.4

Global Consumer

Global Consumer segment net sales were $833.7 million for the second quarter and $1.02 billion for the first six months of fiscal 2009, an increase of 1.6% and 2.9% from the second quarter and first six months of fiscal 2008, respectively. Organic net sales growth for the second quarter and first six months of fiscal 2009 was 5.5% and 7.0%, respectively, including the favorable impact of price increases of 8.9% and 8.2%. Foreign exchange movements decreased net sales by 3.9% and 4.1% for the second quarter and first six months of fiscal 2009, respectively.

Organic net sales in North America increased 8.2% and 9.6% for the second quarter and first six months of fiscal 2009, respectively. Organic net sales growth includes the favorable impact of higher selling prices, which increased North American sales by 9.1% and 8.6% for the second quarter and first six months of fiscal 2009, respectively. Sales of our products to consumers at retail (point-of-sales) for our largest U.S. customers increased by 18.0% and 10.9% for the quarter and year-to-date, respectively, primarily driven by sales in lawn fertilizers, growing media and plant foods. Organic net sales in Europe decreased by 7.1% and 3.6% for the second quarter and first six months of fiscal 2009, respectively, primarily driven by delayed purchasing by our retailers. All European regions, except for Germany and Central Europe, were unfavorably impacted by the delayed purchasing. Pricing actions in Europe increased net sales by 8.0% and 6.6% for the quarter and year-to-date, partially offsetting the decline in volumes.

Global Consumer segment operating income increased by $20.1 million and $22.5 million in the second quarter and first six months of fiscal 2009, respectively. Excluding foreign exchange movements, segment operating income increased by $25.7 million and $26.0 million in the second quarter and first six months of fiscal 2009, respectively. The increase in operating income was driven by the increase in net sales accompanied by improvement in gross margin rates of 170 basis points for both the second quarter and first six months of fiscal 2009. The increase in gross margin rates was the result of cost productivity projects, as well as the net impact of pricing in excess of commodity cost increases. The improvement in net sales and gross margin rates were partially offset by increases in SG&A spending, primarily related to higher research and development costs and increased variable compensation.

Global Professional

Global Professional segment net sales were $74.5 million for the second quarter and $140.0 million for the first six months of fiscal 2009, a decrease of 25.1% and 13.5% from the second quarter and first six months of fiscal 2008, respectively. Organic net sales, which excludes the effect of exchange rates, decreased by 10.6% for the second quarter and were essentially flat for the first six months of fiscal 2009. Pricing actions increased net sales by 11.3% and 16.1% for the second quarter and first six months of fiscal 2009, respectively. The decrease in net sales for the second quarter was driven primarily by volume declines in North America resulting from a decline in category demand and a reduction in grower and distributor inventory.

Global Professional segment operating income decreased $8.3 million in the second quarter of fiscal 2009, or $6.1 million excluding the impact of foreign exchange rates. The decrease in operating income was primarily driven by declines in gross margins. Operating income decreased by $0.8 million for the first six months of fiscal 2009, and increased by $3.2 million excluding the impact of foreign exchanges rates. The increased operating income for the first six months of fiscal year 2009 was driven by improved year-to-date gross margins, partially offset by an increase in SG&A spending.

Scotts LawnService®

Compared to the same periods in the prior fiscal year, Scotts LawnService® revenues increased 1.2% to $32.8 million in the second quarter of fiscal 2009 and increased 1.3% to $71.6 million in the first six months of fiscal 2009. The Scotts LawnService® segment operating loss decreased by $2.4 million and $6.1 million in the second quarter and first six months of fiscal 2009, respectively. The decreases were primarily driven by productivity improvements as well as a decline in SG&A spending.

Corporate & Other

Net sales for the Corporate & Other segment, which pertain primarily to Smith & Hawken®, decreased $5.5 million for the second quarter of fiscal 2009 and $14.9 million year-to-date. Smith & Hawken® sales decreased across all channels due to an extremely challenging retail environment. We continue to evaluate options for the Smith & Hawken® business.

The operating loss for Corporate & Other increased by $15.3 million for the second quarter and $24.9 million for the first six months of fiscal 2009. The increases in operating loss were driven by increased variable compensation and retention costs, higher information technology spending, increased regulatory and compliance costs, pension costs, and an increase in the operating loss for Smith & Hawken®.

LIQUIDITY AND CAPITAL RESOURCES

Operating Activities

Cash used in operating activities amounted to $618.9 million and $555.7 million for the six months ended March 28, 2009 and March 29, 2008, respectively. The use of cash in the first six months of our fiscal year is due to the seasonal nature of our operations. We build inventories in preparation for the spring selling season and accounts receivable increase significantly due to heavy March shipments. The increase in the use of cash for operating activities during the first half of fiscal 2009 compared to the first half of fiscal 2008 was due primarily to higher inventory builds in fiscal 2009, partially attributable to approximately $40 million of inventory “on hold” related to the product registration and recall matters, increased input costs and new private label products.

Investing Activities

Cash used in investing activities was $28.6 million and $24.5 million for the six months ended March 28, 2009 and March 29, 2008, respectively. We had acquisition activity in the first half of fiscal 2009 totaling $9.3 million. There was no acquisition activity in the first half of fiscal 2008. Capital spending decreased from $25.1 million in the first half of fiscal 2008 to $20.1 million in the first half of fiscal 2009.

Financing Activities

Financing activities provided cash of $611.9 million and $580.8 million for the six months ended March 28, 2009 and March 29, 2008, respectively. The cash provided by financing activities reflects borrowing activity primarily to support seasonal investment in working capital.

Credit Agreements

Our primary sources of liquidity are cash generated by operations and borrowings under our credit agreements. Scotts Miracle-Gro and certain of its subsidiaries have entered into the following loan facilities totaling up to $2.15 billion in the aggregate: (a) a senior secured five-year term loan facility in the principal amount of $560 million and (b) a senior secured five-year revolving loan facility in the aggregate principal amount of up to $1.59 billion. Borrowings may be made in various currencies including U.S. dollars, Euros, British pounds, Australian dollars and Canadian dollars. Under our current structure, we may request an additional $200 million in revolving credit and/or term credit commitments, subject to approval from our lenders. As of March 28, 2009, there was $795.2 million of availability under the revolving loan facility, including letters of credit. Refer to “NOTE 5. DEBT” to the accompanying condensed, consolidated financial statements for additional information pertaining to our borrowing arrangements.

At March 28, 2009, we had outstanding interest rate swaps with major financial institutions that effectively converted a portion of our variable-rate debt denominated in U.S. dollars to a fixed rate. The key terms of these swaps are shown in the table below.

NOTIONAL AMOUNT (IN MILLIONS)	EFFECTIVE DATE (a)	EXPIRATION DATE	FIXED RATE
$200(b)	3/31/2007	3/31/2009	4.90%
200(b)	3/30/2007	3/30/2010	4.87%
200(b)	2/14/2007	2/14/2012	5.20%
50(b)	2/14/2012	2/14/2016	3.78%
150(c)	11/16/2009	5/16/2016	3.26%
50(d)	2/16/2010	5/16/2016	3.05%

(a)	The effective date refers to the date on which interest payments are first hedged by the applicable swap contract.
(b)	Interest payments made between the effective date and expiration date are hedged by the swap contract.
(c)	Interest payments made during the six-month period beginning November 14 of each year between the effective date and expiration date are hedged by the swap contract.
(d)	Interest payments made during the three-month period beginning February 14 of each year between the effective date and expiration date are hedged by the swap contract.

On April 11, 2007, we entered into a one-year Master Accounts Receivable Purchase Agreement (the “2007 MARP Agreement”). On April 9, 2008, we terminated the 2007 MARP Agreement and entered into a Master Accounts Receivable Purchase Agreement (the “2008 MARP Agreement”), which expired on April 8, 2009. The terms of the 2008 MARP Agreement were substantially the same as the 2007 MARP Agreement. The 2008 MARP Agreement provided an interest rate that was equal to the 7-day LIBOR rate plus 85 basis points. The 2008 MARP Agreement provided for the discounted sale, on a revolving basis, of accounts receivable generated by specified account debtors, with seasonally adjusted monthly aggregate limits ranging from $10 million to $300 million. The 2008 MARP Agreement also provided for specified account debtor sublimit amounts, which provided limits on the amount of receivables owed by individual account debtors that could be sold to the banks. Borrowings under the 2008 MARP Agreement at March 28, 2009 were $275.0 million.

On May 1, 2009, we entered into a Master Accounts Receivable Purchase Agreement (the “2009 MARP Agreement), with a stated termination date of May 1, 2010, or such later date as may be mutually agreed by us and our lender. The 2009 MARP Agreement provides an interest rate that is equal to the 7-day LIBOR rate plus 225 basis points. The 2009 MARP Agreement provides for the discounted sale, on an uncommitted, revolving basis, of accounts receivable generated by a specified account debtor, with aggregate limits not to exceed $80 million.

As of March 28, 2009, we were in compliance with all debt covenants. Our credit facilities contain, among other obligations, an affirmative covenant regarding our leverage ratio, calculated as indebtedness relative to our earnings before taxes, depreciation and amortization. Under the terms of the credit facilities, the permissible leverage ratio was 4.25 as of March 28, 2009, which is scheduled to decrease to 3.75 on September 30, 2009. Management continues to monitor our compliance with the leverage ratio and other covenants contained in the credit facilities and, based upon our current operating assumptions, we expect to remain in compliance with the permissible leverage ratio throughout fiscal 2009. However, an unanticipated charge to earnings, an increase in debt or other factors could materially affect our ability to remain in compliance with the financial or other covenants of our credit facilities, potentially causing us to have to seek an amendment or waiver from our lending group. While we believe we have good relationships with our banking group, given the adverse conditions currently present in the global credit markets, we can provide no assurance that such a request would be likely to result in a modified or replacement credit facility on reasonable terms, if at all.

Judicial and Administrative Proceedings

Apart from the proceedings surrounding the FIFRA compliance matters, which are discussed separately, we are party to various pending judicial and administrative proceedings arising in the ordinary course of business, including, among others, proceedings based on accidents or product liability claims and alleged violations of environmental laws. We have reviewed these pending judicial and administrative proceedings, including the probable outcomes, reasonably anticipated costs and expenses, and the availability and limits of our insurance coverage, and have established what we believe to be appropriate reserves. We do not believe that any liabilities that may result from these pending judicial and administrative proceedings are reasonably likely to have a material adverse effect on our financial condition, results of operations or cash flows; however, there can be no assurance that future quarterly or annual operating results will not be materially affected by final resolution of these matters.

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

ITEM 4. CONTROLS AND PROCEDURES

With the participation of the Company’s principal executive officer and principal financial officer, Scotts Miracle-Gro’s management has evaluated the effectiveness of Scotts Miracle-Gro’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), as of the end of the fiscal quarter covered by this Quarterly Report on Form 10-Q. Based upon that evaluation, Scotts Miracle-Gro’s principal executive officer and principal financial officer have concluded that:

(A)           information required to be disclosed by Scotts Miracle-Gro in this Quarterly Report on Form 10-Q and the other reports that Scotts Miracle-Gro files or submits under the Exchange Act has been accumulated and communicated to Scotts Miracle-Gro’s management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure;

(B)           information required to be disclosed by Scotts Miracle-Gro in this Quarterly Report on Form 10-Q and the other reports that Scotts Miracle-Gro files or submits under the Exchange Act has been recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms; and

(C)           Scotts Miracle-Gro’s disclosure controls and procedures were effective as of the end of the fiscal quarter covered by this Quarterly Report on Form 10-Q.

In addition, there were no changes in Scotts Miracle-Gro’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during Scotts Miracle-Gro’s fiscal quarter ended March 28, 2009 that have materially affected, or are reasonably likely to materially affect, Scotts Miracle-Gro’s internal control over financial reporting.

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

The following table shows the purchases of common shares of Scotts Miracle-Gro (“Common Shares”) made by or on behalf of Scotts Miracle-Gro or any “affiliated purchaser” (as defined in Rule 10b-18(a)(3) under the Securities Exchange Act of 1934, as amended) of Scotts Miracle-Gro for each fiscal month in the three months ended March 28, 2009:

Period	Total Number of Common Shares Purchased(1)	Average Price Paid per Common Share	Total Number of Common Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Common Shares That May Yet Be Purchased Under the Plans or Programs
December 28, 2008 through January 24, 2009	486	$29.92	0	Not applicable
January 25 through February 21, 2009	1,721	$31.03	0	Not applicable
February 22 through March 28, 2009	21	$35.98	0	Not applicable
Total	2,228	$30.84	0	Not applicable

(1)
Amounts in this column represent Common Shares purchased by the trustee of the rabbi trust established by the Company as permitted pursuant to the terms of The Scotts Company LLC Executive Retirement Plan (the “ERP”). The ERP is an unfunded, non-qualified deferred compensation plan which, among other things, provides eligible employees the opportunity to defer compensation above specified statutory limits applicable to The Scotts Company LLC Retirement Savings Plan and with respect to any Executive Management Incentive Pay, Performance Award (each as defined in the ERP) or other bonus awarded to such eligible employees. Pursuant to the terms of the ERP, each eligible employee has the right to elect an investment fund, including a fund consisting of Common Shares (the “Scotts Miracle-Gro Common Stock Fund”), against which amounts allocated to such employee’s accounts under the ERP will be benchmarked (all ERP accounts are bookkeeping accounts only and do not represent a claim against specific assets of the Company). Amounts allocated to employee accounts under the ERP represent deferred compensation obligations of the Company. The Company established the rabbi trust in order to assist the Company in discharging such deferred compensation obligations. When an eligible employee elects to benchmark some or all of the amounts allocated to such employee’s accounts against the Scotts Miracle-Gro Common Stock Fund, the trustee of the rabbi trust purchases the number of Common Shares equivalent to the amount so benchmarked. All Common Shares purchased by the trustee are purchased on the open market and are held in the rabbi trust until such time as they are distributed pursuant to the terms of the ERP. All assets of the rabbi trust, including any Common Shares purchased by the trustee, remain, at all times, assets of the Company, subject to the claims of its creditors. The terms of the ERP do not provide for a specified limit on the number of Common Shares that may be purchased by the trustee of the rabbi trust.

None of the Common Shares purchased during the three months ended March 28, 2009 were purchased pursuant to a publicly announced plan or program.

ITEM 6. EXHIBITS

See Index to Exhibits at page 34 for a list of the exhibits included herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

THE SCOTTS MIRACLE-GRO COMPANY

Date: May 6, 2009	/s/ DAVID C. EVANS
David C. Evans
Executive Vice President and Chief Financial Officer
(Principal Financial and Principal Accounting Officer)
(Duly Authorized Officer)

THE SCOTTS MIRACLE-GRO COMPANY
QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED MARCH 28, 2009

INDEX TO EXHIBITS

EXHIBIT NO.	DESCRIPTION	LOCATION
10.1
Specimen form of Deferred Stock Unit Award Agreement for Nonemployee Directors (with Related Dividend Equivalents) used to evidence grants of Deferred Stock Units which may be made under The Scotts Miracle-Gro Company Amended and Restated 2006 Long-Term Incentive Plan (post-January 22, 2009 version)
*

10.2	Summary of Compensation for Nonemployee Directors of The Scotts Miracle-Gro Company, effective as of January 23, 2009	*

10.3
Employment Agreement, effective as of October 1, 2007, between The Scotts Company LLC and Barry Sanders (executed by Mr. Sanders on November 16, 2007 and on behalf of The Scotts Company LLC on November 19, 2007)
Incorporated herein by reference to the Annual Report on Form 10-K of The Scotts Miracle-Gro Company (the “Registrant”) for the fiscal year ended September 30, 2007 (File No. 1-11593) [Exhibit 10(m)]

10.4	First Amendment to Employment Agreement, effective as of January 14, 2009, by and between The Scotts Company LLC and Barry Sanders	Incorporated herein by reference to the Registrant’s Current Report on Form 8-K dated January 20, 2009 (File No. 1-11593) [Exhibit 10.2]

10.5
Master Accounts Receivable Purchase Agreement, dated as of May 1, 2009, by and among The Scotts Company LLC as the Company, The Scotts Miracle-Gro Company as the Parent and Calyon New York Branch as the Bank
Incorporated herein by reference to the Registrant’s Current Report on Form 8-K filed May 6, 2009 (File No. 1-11593) [Exhibit 10.1]

31.1	Rule 13a-14(a)/15d-14(a) Certifications (Principal Executive Officer)	*

31.2	Rule 13a-14(a)/15d-14(a) Certifications (Principal Financial Officer)	*

32	Section 1350 Certifications (Principal Executive Officer and Principal Financial Officer)	*

*    Filed herewith