Form 10-Q
period 2009-06-27
SCOTTS MIRACLE-GRO CO
filed 2009-08-05
CIK 825542

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED JUNE 27, 2009
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

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding at August 3, 2009

Common Shares, $0.01 stated value, no par value	65,752,052 common shares

THE SCOTTS MIRACLE-GRO COMPANY
INDEX

PART I — FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
THE SCOTTS MIRACLE-GRO COMPANY
CONDENSED, CONSOLIDATED STATEMENTS OF OPERATIONS
(IN MILLIONS EXCEPT PER SHARE AMOUNTS)
(UNAUDITED)

	THREE MONTHS ENDED		NINE MONTHS ENDED
	JUNE 27,	JUNE 28,	JUNE 27,	JUNE 28,
	2009	2008	2009	2008
Net sales	$1,280.0	$1,170.9	$2,558.1	$2,437.6
Cost of sales	787.2	746.9	1,619.0	1,596.9
Cost of sales — other charges	2.7	—	2.7	—
Cost of sales — product registration and recall matters	3.3	0.2	7.1	22.8

Gross profit	486.8	423.8	929.3	817.9

Operating expenses:
Selling, general and administrative	239.0	206.9	608.1	559.6
Product registration and recall matters	3.1	5.6	14.8	6.8
Impairment and other charges	—	123.3	—	123.3
Other income, net	(1.0)	(5.4)	(3.4)	(9.6)

Income from operations	245.7	93.4	309.8	137.8

Interest expense	13.7	22.1	45.9	64.6

Income before income taxes	232.0	71.3	263.9	73.2

Income taxes	84.2	48.7	95.7	49.4

Net income	$147.8	$22.6	$168.2	$23.8

BASIC NET INCOME PER COMMON SHARE:
Weighted-average common shares outstanding during the period	65.0	64.6	64.9	64.4

Basic net income per common share	$2.27	$0.35	$2.59	$0.37

DILUTED NET INCOME PER COMMON SHARE:
Weighted-average common shares outstanding during the period plus dilutive potential common shares	66.1	65.3	65.8	65.5

Diluted net income per common share	$2.23	$0.35	$2.56	$0.36

Dividends declared per common share	$0.125	$0.125	$0.375	$0.375

See notes to condensed, consolidated financial statements

THE SCOTTS MIRACLE-GRO COMPANY
CONDENSED, CONSOLIDATED STATEMENTS OF CASH FLOWS
(IN MILLIONS)
(UNAUDITED)

	NINE MONTHS ENDED
	JUNE 27,	JUNE 28,
	2009	2008
OPERATING ACTIVITIES
Net income	$168.2	$23.8
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Impairment and other	2.7	123.3
Stock-based compensation expense	12.1	9.2
Depreciation	35.0	40.1
Amortization	9.5	12.8
Gain on of sale of property, plant, and equipment	(0.7)	—
Changes in assets and liabilities, net of acquired businesses:
Accounts receivable	(367.0)	(388.2)
Inventories	(135.4)	(64.2)
Prepaid and other current assets	(3.4)	(22.5)
Accounts payable	59.6	88.5
Accrued liabilities	218.4	139.0
Restructuring reserves	(0.3)	(0.9)
Other non-current items	3.8	(5.6)
Other, net	1.0	5.2

Net cash provided by (used in) operating activities	3.5	(39.5)

INVESTING ACTIVITIES
Proceeds from the sale of property, plant and equipment	0.8	1.0
Investments in property, plant and equipment	(26.7)	(35.8)
Investments in intellectual property	(1.0)	—
Investments in acquired businesses, net of cash acquired	(9.3)	—

Net cash used in investing activities	(36.2)	(34.8)

FINANCING ACTIVITIES
Borrowings under revolving and bank lines of credit	1,317.3	838.0
Repayments under revolving and bank lines of credit	(1,197.9)	(651.7)
Dividends paid	(25.2)	(24.4)
Payments on seller notes	(1.0)	(1.8)
Financing and issuance fees	(0.1)	—
Excess tax benefits from share-based payment arrangements	1.1	2.1
Cash received from the exercise of stock options	4.8	7.2

Net cash provided by financing activities	99.0	169.4

Effect of exchange rate changes on cash	(1.8)	3.0

Net increase in cash and cash equivalents	64.5	98.1
Cash and cash equivalents at beginning of period	84.7	67.9

Cash and cash equivalents at end of period	$149.2	$166.0

Supplemental cash flow information
Interest paid, net of interest capitalized	36.0	60.7
Income taxes refunded	0.2	1.7
See notes to condensed, consolidated financial statements

THE SCOTTS MIRACLE-GRO COMPANY
CONDENSED, CONSOLIDATED BALANCE SHEETS
(IN MILLIONS)

	JUNE 27,	JUNE 28,	SEPTEMBER 30,
	2009	2008	2008
	UNAUDITED		(SEE NOTE 1)
ASSETS
Current assets:
Cash and cash equivalents	$149.2	$166.0	$84.7
Accounts receivable, less allowances of $12.0, $12.9 and $10.6, respectively	755.5	435.0	259.8
Accounts receivable pledged	23.5	361.2	146.6
Inventories, net	547.4	474.9	415.9
Prepaid and other assets	137.8	153.3	137.9

Total current assets	1,613.4	1,590.4	1,044.9

Property, plant and equipment, net of accumulated depreciation of $486.8, $464.3 and $460.6, respectively	335.9	355.8	344.1
Goodwill	374.9	386.7	377.7
Intangible assets, net	364.7	377.1	367.2
Other assets	20.3	23.9	22.4

Total assets	$2,709.2	$2,733.9	$2,156.3

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current portion of debt	$152.9	$292.1	$150.0
Accounts payable	269.4	295.1	207.6
Other current liabilities	536.0	443.8	320.5

Total current liabilities	958.3	1,031.0	678.1

Long-term debt	967.7	1,028.3	849.5
Other liabilities	181.2	174.8	192.0

Total liabilities	2,107.2	2,234.1	1,719.6

Commitments and contingencies (notes 3 and 11)

Shareholders’ equity:
Common shares and capital in excess of $.01 stated value per share, 65.7, 64.6 and 65.2 shares issued and outstanding, respectively	463.8	476.6	472.4
Retained earnings	359.7	259.9	216.7
Treasury shares, at cost: 3.0, 3.6, and 3.4 shares, respectively	(161.7)	(194.1)	(185.3)
Accumulated other comprehensive loss	(59.8)	(42.6)	(67.1)

Total shareholders’ equity	602.0	499.8	436.7

Total liabilities and shareholders’ equity	$2,709.2	$2,733.9	$2,156.3

See notes to condensed, consolidated financial statements

NOTES TO CONDENSED, CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
NATURE OF OPERATIONS
The Scotts Miracle-Gro Company (“Scotts Miracle-Gro”) and its subsidiaries (collectively, together with Scotts Miracle-Gro, the “Company”) are engaged in the manufacturing, marketing and sale of lawn and garden care products. The Company’s primary customers include home centers, mass merchandisers, warehouse clubs, large hardware chains, independent hardware stores, nurseries, garden centers, food and drug stores, commercial nurseries and greenhouses and specialty crop growers. The Company’s products are sold primarily in North America and the European Union. The Company also operates the Scotts LawnService® business, which provides lawn, tree and shrub fertilization, insect control and other related services in the United States, and Smith & Hawken®, an outdoor living and garden lifestyle category brand. As discussed in “NOTE 2. COSTS ASSOCIATED WITH EXIT OR DISPOSAL ACTIVITIES,” on July 8, 2009, the Company announced that it intends to cease operating the Smith & Hawken® business by the end of the calendar year.
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
ORGANIZATION AND BASIS OF PRESENTATION
The Company’s condensed, consolidated financial statements are unaudited; however, in the opinion of management, these financial statements are presented in accordance with accounting principles generally accepted in the United States of America (“GAAP”). The condensed, consolidated financial statements include the accounts of Scotts Miracle-Gro and all of its wholly-owned and majority-owned subsidiaries. All intercompany transactions and accounts have been eliminated in consolidation. The Company’s consolidation criteria are based on majority ownership (as evidenced by a majority voting interest in the entity) and an objective evaluation and determination of effective management control. Interim results reflect all normal and recurring adjustments and are not necessarily indicative of results for a full year. The interim financial statements and notes are presented as specified by Regulation S-X of the Securities and Exchange Commission, and should be read in conjunction with the consolidated financial statements and accompanying notes in Scotts Miracle-Gro’s Annual Report on Form 10-K, as amended by Form 10-K/A (Amendment No. 1), for the fiscal year ended September 30, 2008.
The Company’s Condensed, Consolidated Balance Sheet at September 30, 2008 has been derived from the Company’s audited Consolidated Balance Sheet at that date, but does not include all of the information and footnotes required by GAAP for complete financial statements.
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
PROMOTIONAL ALLOWANCES
The Company promotes its branded products through, among other things, cooperative advertising programs with retailers. Retailers may also be offered in-store promotional allowances and rebates based on sales volumes. Certain products are promoted with direct consumer rebate programs and special purchasing incentives. Promotion costs (including allowances and rebates) incurred during the year are expensed to interim periods in relation to revenues and are recorded as a reduction of net sales. Accruals for expected payouts under these programs are included in the “Other current liabilities” line in the Company’s Condensed, Consolidated Balance Sheets.
ADVERTISING
Advertising costs incurred during the year by our Global Consumer segment are expensed to interim periods in relation to revenues. All advertising costs, except for external production costs, are expensed within the fiscal year in which such costs are incurred. External production costs for advertising programs are deferred until the period in which the advertising is first aired.
Scotts LawnService® promotes its service offerings primarily through direct mail campaigns. External costs associated with these campaigns that qualify as direct response advertising costs are deferred and recognized as advertising expense in proportion to revenues over a period not beyond the end of the subsequent calendar year. Costs that do not qualify as direct response advertising costs are expensed on a monthly basis within the fiscal year incurred in proportion to net sales. The costs deferred at June 27, 2009, June 28, 2008 and September 30, 2008 were $4.0 million, $6.6 million and $4.5 million, respectively.

Smith & Hawken® promotes its products primarily through catalogs. Costs related to the production, printing and distribution of catalogs are expensed over the expected sales life of the related catalog: four weeks for consumer catalogs and 52 weeks for trade catalogs. Other advertising costs, such as Internet, radio and print, are expensed as incurred. The costs deferred at June 27, 2009, June 28, 2008 and September 30, 2008 were $0.8 million, $0.9 million and $0.6 million, respectively.

STOCK-BASED COMPENSATION AWARDS
The fair value of awards is expensed ratably over the vesting period, generally three years. The Company uses a binomial model to determine the fair value of its option grants.
GOODWILL AND INDEFINITE-LIVED INTANGIBLE ASSETS
In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”), goodwill and intangible assets determined to have indefinite lives are not subject to amortization. Goodwill and indefinite-lived intangible assets are reviewed for impairment by applying a fair-value based test on an annual basis, scheduled for the first day of the fourth fiscal quarter, or more frequently if circumstances indicate a potential impairment. If it is determined that an impairment has occurred, an impairment loss is recognized for the amount by which the carrying amount of the asset exceeds its estimated fair value and classified as “Impairment and other charges” in the Condensed, Consolidated Statements of Operations.
INCOME TAXES
Income tax expense was calculated assuming an effective tax rate of 36.3% for fiscal 2009, versus 67.5% for fiscal 2008. The effective tax rate for fiscal 2008 was significantly higher primarily due to the goodwill impairment charge recorded in the third quarter of fiscal 2008, which was not deductible for tax purposes. The effective tax rate used for interim reporting purposes was based on management’s best estimate of factors impacting the effective tax rate for the fiscal year. Factors affecting the estimated effective tax rate include assumptions as to income by jurisdiction (domestic and foreign), the availability and utilization of tax credits and the existence of elements of income and expense that may not be taxable or deductible, as well as other items. The estimated effective tax rate is subject to revision in later interim periods and at fiscal year end as facts and circumstances change during the course of the fiscal year. There can be no assurance that the effective tax rate estimated for interim financial reporting purposes will approximate the effective tax rate determined at fiscal year end.
NET INCOME PER COMMON SHARE
The following represents a reconciliation from basic net income per common share to diluted net income per common share. Basic net income per common share is computed based on the weighted-average number of common shares outstanding each period. Diluted net income per common share is computed based on the weighted-average number of common shares and dilutive potential common shares (stock options, restricted stock, restricted stock units, performance shares and stock appreciation rights) outstanding each period. Stock options with exercise prices greater than the average market price of the underlying common shares are excluded from the computation of diluted net income per share because the effect would be anti-dilutive. The number of stock options excluded was 2.5 million and 2.8 million for the three-month periods, and 2.6 million and 2.7 million for the nine-month periods, ended June 27, 2009 and June 28, 2008, respectively.

	THREE MONTHS ENDED		NINE MONTHS ENDED
	JUNE 27, 2009	JUNE 28, 2008	JUNE 27, 2009	JUNE 28, 2008
	(IN MILLIONS, EXCEPT PER SHARE DATA)
Determination of diluted weighted-average common shares outstanding:
Weighted-average common shares outstanding	65.0	64.6	64.9	64.4
Assumed conversion of dilutive potential common shares	1.1	0.7	0.9	1.1

Diluted weighted-average common shares outstanding	66.1	65.3	65.8	65.5

Basic net income per common share	$2.27	$0.35	$2.59	$0.37

Diluted net income per common share	$2.23	$0.35	$2.56	$0.36

SUBSEQUENT EVENTS
The Company adopted SFAS No. 165, “Subsequent Events” (“SFAS 165”) for the fiscal quarter ended June 27, 2009. This standard is intended to establish general standards of accounting for and disclosures of events that occur after the balance sheet date but before financial statements are issued. The adoption of SFAS 165 had no impact to the Company’s financial statements. The Company evaluated all events or transactions that occurred after June 27, 2009 up through August 5, 2009, the date the Company issued these financial statements. During this period, the Company did not have any material recognizable subsequent events. However, the Company did have a nonrecognizable subsequent event related to its wholly-owned subsidiary, Smith & Hawken, Ltd., as discussed in “NOTE 2. COSTS ASSOCIATED WITH EXIT OR DISPOSAL ACTIVITIES.”
RECENT ACCOUNTING PRONOUNCEMENTS
Statement of Financial Accounting Standards No. 157 — Fair Value Measurements
On October 1, 2008, the Company adopted SFAS No. 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. The effect of the adoption of SFAS 157 was not material and required no adjustment to the Company’s financial condition or results of operations. Refer to “NOTE 13. FAIR VALUE MEASUREMENTS” for further information regarding the effect of the adoption of SFAS 157 with respect to financial assets and liabilities. In February 2008, the Financial Accounting Standards Board (the “FASB”) issued FASB Staff Position FAS 157-1, “Application of FASB Statement No. 157 to FASB Statement No. 13 and Other Accounting Pronouncements That Address Fair Value Measurements for Purposes of Lease Classification or Measurement under Statement 13,” which removes leasing transactions accounted for under SFAS No. 13, “Accounting for Leases,” and related guidance from the scope of SFAS 157. In February 2008, the FASB also issued FASB Staff Position FAS 157-2, “Effective Date of FASB Statement No. 157” (“FSP FAS 157-2”), which delays the effective date of SFAS 157 for all nonrecurring fair value measurements of nonfinancial assets and nonfinancial liabilities until fiscal years beginning after November 15, 2008. FSP FAS 157-2 states that a measurement is recurring if it happens at least annually and defines nonfinancial assets and nonfinancial liabilities as all assets and liabilities other than those meeting the definition of a financial asset or financial liability in SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities-Including an amendment of FASB Statement No. 115” (“SFAS 159”). The Company is completing its evaluation of the effect of FSP FAS 157-2 and does not expect it to have a material impact on the Company’s financial condition or results of operations.
Statement of Financial Accounting Standards No. 159 — The Fair Value Option for Financial Assets and Financial Liabilities - Including an amendment of FASB Statement No. 115
In February 2007, the FASB issued SFAS No. 159, which allows an entity the irrevocable option to elect fair value for the initial and subsequent measurement for certain financial assets and liabilities on a contract-by-contract basis. Subsequent changes in fair value of these financial assets and liabilities would be recognized in earnings when they occur. SFAS 159 further establishes certain additional disclosure requirements. The Company adopted SFAS 159 as of October 1, 2008. The Company has not elected to measure any financial assets or liabilities at fair value which were not previously required to be measured at fair value.

Statement of Financial Accounting Standards No. 161 — Disclosures about Derivative Instruments and Hedging Activities
In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities — an amendment of FASB Statement No. 133” (“SFAS 161”). The objective of SFAS 161 is to enhance the disclosure framework in FASB Statement No. 133 and improve the transparency of financial reporting for derivative instruments and hedging activities. SFAS 161 requires entities to provide enhanced disclosures about: (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under FASB Statement No. 133 and its related interpretations and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance and cash flows. The Company adopted SFAS 161 for the fiscal quarter ended March 28, 2009. Refer to “NOTE 12. DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES” for the SFAS 161 disclosures.
Statement of Financial Accounting Standards No. 141(R) — Business Combinations
In December 2007, the FASB issued SFAS No. 141(R), “Business Combinations” (“SFAS 141(R)”), which replaced SFAS 141. The objective of SFAS 141(R) is to improve the relevance, representational faithfulness and comparability of the information that a reporting entity provides in its financial reports about a business combination and its effects. SFAS 141(R) establishes principles and requirements for how the acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed and any noncontrolling interest in the acquiree; recognizes and measures the goodwill acquired in the business combination or the gain from a bargain purchase; and establishes what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. SFAS 141(R) applies to all transactions or other events in which an entity (the “acquirer”) obtains control of one or more businesses (the “acquiree”), including those sometimes referred to as “true mergers” or “mergers of equals” and combinations achieved without the transfer of consideration. In April 2009, the FASB issued FASB Staff Position FAS 141(R)-1, “Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies” (“FSP FAS 141(R)-1”), which amends and clarifies SFAS 141(R) to address application issues of SFAS 141(R) arising from contingencies in a business combination. SFAS 141(R) and FSP FAS 141(R)-1 will be effective for the Company’s financial statements for the fiscal year beginning October 1, 2009. The Company is in the process of evaluating the impact that the adoption of SFAS 141(R) and FSP FAS 141(R)-1 may have on its financial statements and related disclosures.
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
FASB Staff Position 142-3 — Determination of the Useful Life of Intangible Assets
In April 2008, the FASB issued FASB Staff Position FAS 142-3, “Determination of the Useful Life of Intangible Assets” (“FSP FAS 142-3”), which amends the list of factors an entity should consider in developing renewal or extension assumptions used in determining the useful life of recognized intangible assets under SFAS 142. The new guidance applies to: (1) intangible assets that are acquired individually or with a group of other assets and (2) intangible assets acquired in both business combinations and asset acquisitions. Under FSP FAS 142-3, entities estimating the useful life of a recognized intangible asset must consider their historical experience in renewing or extending similar arrangements or, in the absence of historical experience, must consider assumptions that market participants would use about renewal or extension. FSP FAS 142-3 will require certain additional disclosures beginning October 1, 2009 and prospective application to useful life estimates for intangible assets acquired after September 30, 2009. The Company is in the process of evaluating the impact that the adoption of FSP FAS 142-3 may have on its financial statements and related disclosures.

FASB Staff Position 132(R)-1 — Employers’ Disclosures About Postretirement Benefit Plan Assets
In December 2008, the FASB issued FASB Staff Position FAS 132(R)-1, “Employers’ Disclosures About Postretirement Benefit Plan Assets” (“FSP FAS 132(R)-1”), to provide guidance on employers’ disclosures about assets of a defined benefit pension or other postretirement plan. FSP FAS 132(R)-1 requires employers to disclose information about fair value measurements of plan assets similar to SFAS 157. The objectives of the disclosures are to provide an understanding of: (a) how investment allocation decisions are made, including the factors that are pertinent to an understanding of investment policies and strategies, (b) the major categories of plan assets, (c) the inputs and valuation techniques used to measure the fair value of plan assets, (d) the effect of fair value measurements using significant unobservable inputs on changes in plan assets for the period and (e) significant concentrations of risk within plan assets. The disclosures required by FSP FAS 132(R)-1 will be effective for the Company’s financial statements for the fiscal year beginning October 1, 2009. The Company is in the process of evaluating the impact that the adoption of FSP FAS 132(R)-1 may have on its financial statements and related disclosures.
FASB Staff Position 107-1 and APB 28-1 — Interim Disclosures about Fair Value of Financial Instruments
In April 2009, the FASB issued FASB Staff Position FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments” (“FSP FAS 107-1 and APB 28-1”). The FSP requires that for interim reporting periods, a company must (a) disclose the fair value of all financial instruments for which it is practicable to estimate that value, (b) present the fair value together with the related carrying amount reported on the balance sheet, and (c) describe the methods and significant assumptions used to estimate fair value and any changes in the methods and significant assumptions during the period. The Company adopted FSP FAS 107-1 and APB 28-1 for the fiscal quarter ended June 27, 2009. Refer to “NOTE 6. DEBT” and “NOTE 13. FAIR VALUE MEASUREMENTS” for the FSP FAS 107-1 and APB 28-1 disclosures.
Statement of Financial Accounting Standards No. 166 — Accounting for Transfers of Financial Assets—an amendment of FASB Statement No. 140
In June 2009, the FASB issued SFAS No. 166, “Accounting for Transfers of Financial Assets—an amendment of FASB Statement No. 140” (“SFAS 166”). The Statement amends SFAS No. 140 to improve the information provided in financial statements concerning transfers of financial assets, including the effects of transfers on financial position, financial performance and cash flows, and any continuing involvement of the transferor with the transferred financial assets. The provisions of SFAS 166 are effective for the Company’s financial statements for the fiscal year beginning October 1, 2010. The Company is in the process of evaluating the impact that the adoption of SFAS 166 may have on its financial statements and related disclosures.
Statement of Financial Accounting Standards No. 167 — Amendments to FASB Interpretation No. 46(R)
In June 2009, the FASB issued SFAS No. 167, “Amendments to FASB Interpretation No. 46(R)” (“SFAS 167”). SFAS 167 amends Interpretation 46(R) to require an enterprise to perform an analysis to determine whether the enterprise’s variable interest or interests give it a controlling financial interest in a variable interest entity. It also amends Interpretation 46(R) to require enhanced disclosures that will provide users of financial statements with more transparent information about an enterprise’s involvement in a variable interest entity. The provisions of SFAS 167 are effective for the Company’s financial statements for the fiscal year beginning October 1, 2010. The Company is in the process of evaluating the impact that the adoption of SFAS 167 may have on its financial statements and related disclosures.
Statement of Financial Accounting Standards No. 168 — FASB Accounting Standards Codification
In June 2009, the FASB issued SFAS No. 168, “The FASB Accounting Standards CodificationTM and the Hierarchy of Generally Accepted Accounting Principles” (“SFAS 168”). This standard replaces SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles,” and establishes two levels of GAAP, authoritative and non-authoritative. The FASB Accounting Standards Codification (the “Codification”) will become the source of authoritative, nongovernmental GAAP, except for rules and interpretive releases of the Securities and Exchange Commission (“SEC”), which are sources of authoritative GAAP for SEC registrants. All other non-grandfathered, non-SEC accounting literature not included in the Codification will become non-authoritative. This standard is effective for financial statements for interim or annual reporting periods ending after September 15, 2009. The Company will begin to use the new guidelines and numbering system prescribed by the Codification when referring to GAAP in the fourth quarter of fiscal 2009. The Company does not expect adoption of SFAS 168 to have a material impact on the Company’s financial statements.

NOTE 2. COSTS ASSOCIATED WITH EXIT OR DISPOSAL ACTIVITIES
On July 8, 2009, the Company announced that its wholly-owned subsidiary, Smith & Hawken, Ltd. (“S&H”), adopted a plan (the “Plan”) to close the S&H business and to engage the services of an outside consultant to supervise and assist with the closure process.
The S&H Board of Directors had been actively exploring its strategic options for the business and determined that shutting down the business presented the best alternative. As a result of the decision, which was supported by the Board of Directors of Scotts Miracle-Gro, the Company expects to incur charges of approximately $25 million, primarily related to the termination of retail site lease obligations, severance and benefit commitments, charges related to inventories, and impairment of retail site improvements and fixtures. In the third quarter of fiscal 2009, the Company recorded a charge of approximately $2.7 million to adjust S&H inventory to its estimated realizable value. Based on the best estimates of the Company and S&H, the Plan is expected to have a neutral impact on cash as the recovery of working capital, together with anticipated tax benefits, will approximately offset the related charges. The closure process is expected to be substantially complete by calendar year-end.
NOTE 3. PRODUCT REGISTRATION AND RECALL MATTERS
In April 2008, the Company learned that a former associate apparently deliberately circumvented the Company’s policies and U.S. Environmental Protection Agency (“U.S. EPA”) regulations under the Federal Insecticide, Fungicide, and Rodenticide Act of 1947, as amended (“FIFRA”), by failing to obtain valid registrations for products and/or causing invalid product registration forms to be submitted to regulators. Since that time, the Company has been cooperating with the U.S. EPA in its civil investigation into pesticide product registration issues involving the Company and with the U.S. EPA and the U.S. Department of Justice (the “U.S. DOJ”) in a related criminal investigation. In late April of 2008, in connection with the U.S. EPA’s investigation, the Company conducted a consumer-level recall of certain consumer lawn and garden products and a Scotts LawnService® product. Subsequently, the Company and the U.S. EPA agreed upon a Compliance Review Plan for conducting a comprehensive, independent review of the Company’s product registration records. Pursuant to the Compliance Review Plan, an independent third-party firm, Quality Associates Incorporated (“QAI”), has been reviewing all of the Company’s U.S. pesticide product registration records, some of which are historical in nature and no longer support sales of the Company’s products. The U.S. EPA investigation and the QAI review process identified several issues affecting registrations which resulted in the temporary suspension of sales and shipments of the products affected. In addition, as the QAI review process or the Company’s internal review has identified FIFRA registration issues or potential FIFRA registration issues (some of which appear unrelated to the former associate), the Company has endeavored to stop selling or distributing the affected products until the issues could be resolved with the U.S. EPA.
QAI has completed a review of substantially all of the Company’s registrations, advertising and related promotional support with respect to the Company’s registered pesticide products. While the Company does not expect the results of the QAI review process to significantly affect its fiscal 2009 sales, the registration review process has not concluded, and the Company continues to cooperate with the U.S. EPA and U.S. DOJ in their related investigations.
On September 26, 2008, the Company, doing business as Scotts LawnService®, was named as a defendant in a purported class action filed in the U.S. District Court for the Eastern District of Michigan relating to certain pesticide products. In the suit, Mark Baumkel, on behalf of himself and the purported classes, seeks an unspecified amount of damages, plus costs and attorneys’ fees, for alleged claims involving breach of contract, unjust enrichment and violation of the Michigan consumer protection act. Given the preliminary stages of the proceedings, the Company has not established any related reserves and intends to vigorously contest the plaintiff’s assertions.
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
As a result of these registration and recall matters, the Company has reversed sales associated with estimated returns of affected products, recorded charges for affected inventory and recorded other registration and recall-related costs. The impacts of these adjustments were pre-tax charges of $6.4 million and $10.2 million for the three-month periods, and $22.0 million and $41.0 million for the nine-month periods, ended June 27, 2009 and June 28, 2008, respectively. Although the Company has begun to reduce its need for third-party professional services related to the recall and registration matters, the Company nevertheless expects to incur $8 million to $12 million in additional charges, exclusive of potential fines, penalties and/or judgments, related to the recalls and known registration issues, including those associated with more aggressively addressing impacted inventory as permitted by the U.S. EPA. While the Company believes that the FIFRA compliance review process is substantially complete, the U.S. EPA and U.S. DOJ investigations and the review process continue and may result in future state, federal or private rights of action including fines and/or penalties with respect to known or potential additional product registration issues. Until the U.S. EPA and U.S. DOJ investigations and the compliance review process are complete, the Company cannot fully quantify the extent of additional issues. Management cannot reasonably determine the scope or magnitude of possible liabilities that could result from known or potential additional product registration issues, and no reserves for these potential liabilities have been established as of June 27, 2009. However, it is possible that such liabilities, including fines, penalties and/or judgments, could be material and have an adverse effect on the Company’s financial condition, results of operations or cash flows.
The following tables summarize the impact of the product registration and recall matters on the results of operations during the three and nine months ended June 27, 2009 and June 28, 2008 and on accrued liabilities and inventory reserves as of June 27, 2009:

	THREE MONTHS ENDED		NINE MONTHS ENDED
	JUNE 27, 2009	JUNE 28, 2008	JUNE 27, 2009	JUNE 28, 2008
	(IN MILLIONS)
Net sales — product recalls	$—	$(5.2)	$(0.3)	$(24.2)
Cost of sales — product recalls	—	(0.8)	(0.2)	(12.8)
Cost of sales — other charges	3.3	0.2	7.1	22.8

Gross profit	(3.3)	(4.6)	(7.2)	(34.2)
Selling, general and administrative	3.1	5.6	14.8	6.8

Loss from operations	(6.4)	(10.2)	(22.0)	(41.0)
Income tax benefit	2.3	4.0	7.9	15.1

Net loss	$(4.1)	$(6.2)	$(14.1)	$(25.9)

		ADDITIONAL
	RESERVES AT	COSTS AND		RESERVES AT
	SEPTEMBER 30,	CHANGES IN	RESERVES	JUNE 27,
	2008	ESTIMATE	USED	2009
	(IN MILLIONS)
Sales returns — product recalls	$0.2	$0.3	$(0.5)	$—
Cost of sales returns — product recalls	(0.1)	(0.2)	0.3	—
Inventory reserves	5.9	2.6	(3.8)	4.7
Other incremental costs of sales	3.2	4.5	(3.6)	4.1
Other general and administrative costs	4.3	14.8	(17.2)	1.9

Accrued liabilities and inventory reserves	$13.5	$22.0	$(24.8)	$10.7

NOTE 4. DETAIL OF INVENTORIES, NET
Inventories, net of provisions for slow moving and obsolete inventory of $33.0 million, $28.3 million and $26.2 million, as of June 27, 2009, June 28, 2008 and September 30, 2008, respectively, consisted of:

	JUNE 27,	JUNE 28,	SEPTEMBER 30,
	2009	2008	2008
	(IN MILLIONS)
Finished goods	$319.7	$316.1	$277.3
Work-in-process	40.6	29.5	29.9
Raw materials	187.1	129.3	108.7

	$547.4	$474.9	$415.9

NOTE 5. MARKETING AGREEMENT
The Company is Monsanto’s exclusive agent for the domestic and international marketing and distribution of consumer Roundup® herbicide products. Under the terms of the Marketing Agreement with Monsanto, the Company is entitled to receive an annual commission from Monsanto in consideration for the performance of the Company’s duties as agent. The annual gross commission under the Marketing Agreement is calculated as a percentage of the actual earnings before interest and income taxes (“EBIT”) of the consumer Roundup® business and is based on the achievement of two earnings thresholds, as defined in the Marketing Agreement. The Marketing Agreement also requires the Company to make annual payments to Monsanto as a contribution against the overall expenses of the consumer Roundup® business. The annual contribution payment is defined in the Marketing Agreement as $20 million.
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
Under the terms of the Marketing Agreement, the Company performs certain functions, primarily manufacturing conversion, distribution and logistics, and selling and marketing support, on behalf of Monsanto in the conduct of the consumer Roundup® business. The actual costs incurred for these activities are charged to and reimbursed by Monsanto. The Company records costs incurred under the Marketing Agreement for which the Company is the primary obligor on a gross basis, recognizing such costs in “Cost of sales” and the reimbursement of these costs in “Net sales,” with no effect on gross profit or net income. The related net sales and cost of sales were $21.8 million and $15.7 million for the three-month periods, and $52.6 million and $45.8 million for the nine-month periods, ended June 27, 2009 and June 28, 2008, respectively.
The elements of the net commission earned under the Marketing Agreement and included in “Net sales” are as follows:

	THREE MONTHS ENDED		NINE MONTHS ENDED
	JUNE 27, 2009	JUNE 28, 2008	JUNE 27, 2009	JUNE 28, 2008
	(IN MILLIONS)		(IN MILLIONS)
Gross commission	$36.9	$33.6	$54.9	$50.7
Contribution expenses	(5.0)	(5.0)	(15.0)	(15.0)
Amortization of marketing fee	(0.2)	(0.2)	(0.6)	(0.6)

Net commission income	31.7	28.4	39.3	35.1
Reimbursements associated with Marketing Agreement	21.8	15.7	52.6	45.8

Total net sales associated with Marketing Agreement	$53.5	$44.1	$91.9	$80.9

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

NOTE 6. DEBT
The components of long-term debt are as follows:

	JUNE 27,	JUNE 28,	SEPTEMBER 30,
	2009	2008	2008
	(IN MILLIONS)
Credit Facilities:
Revolving loans	$564.7	$483.4	$375.8
Term loans	526.4	554.4	540.4
Master Accounts Receivable Purchase Agreement	10.0	260.2	62.1
Notes due to sellers	11.4	13.5	12.8
Foreign bank borrowings and term loans	1.5	0.2	0.7
Other	6.6	8.7	7.7

	1,120.6	1,320.4	999.5
Less current portions	152.9	292.1	150.0

	$967.7	$1,028.3	$849.5

Scotts Miracle-Gro and certain of its subsidiaries have entered into the following loan facilities totaling up to $2.15 billion in the aggregate: (a) a senior secured five-year term loan facility in the principal amount of $560 million and (b) a senior secured five-year revolving loan facility in the aggregate principal amount of up to $1.59 billion. Under the terms of the loan facilities, the Company may request an additional $200 million in revolving credit and/or term credit commitments, subject to approval from the lenders. Borrowings may be made in various currencies including U.S. dollars, Euros, British pounds, Australian dollars and Canadian dollars. Amortization payments on the term loan portion of the credit facilities began on September 30, 2007 and are due quarterly through 2012. As of June 27, 2009, the cumulative total amortization payments on the term loan were $33.6 million, reducing the balance of the Company’s term loans and effectively reducing the amount outstanding under the credit facilities.
As of June 27, 2009, there was $1.01 billion of availability under the revolving loan facility, including letters of credit. Under the revolving loan facility, the Company has the ability to issue letter of credit commitments up to $65 million. At June 27, 2009, the Company had letters of credit in the amount of $25.3 million outstanding.
The interest rate currently available to the Company fluctuates with the applicable LIBOR rate, prime rate or Federal Funds Effective Rate, and thus the carrying value is a reasonable estimate of fair value.
At June 27, 2009, the Company had outstanding interest rate swaps with major financial institutions that effectively converted a portion of variable-rate debt denominated in U.S. dollars to a fixed rate. The key terms of these swaps are as follows:

NOTIONAL AMOUNT	EFFECTIVE	EXPIRATION	FIXED
(IN MILLIONS)	DATE (a)	DATE	RATE
$200 (b)	3/30/2007	3/30/2010	4.87%
200 (b)	2/14/2007	2/14/2012	5.20%
50 (b)	2/14/2012	2/14/2016	3.78%
150 (c)	11/16/2009	5/16/2016	3.26%
50 (d)	2/16/2010	5/16/2016	3.05%

(a)	The effective date refers to the date on which interest payments are first hedged by the applicable swap contract.

(b)	Interest payments made between the effective date and expiration date are hedged by the swap contracts.

(c)	Interest payments made during the six-month period beginning November 14 of each year between the effective date and expiration date are hedged by the swap contract.

(d)	Interest payments made during the three-month period beginning February 14 of each year between the effective date and expiration date are hedged by the swap contract.
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
The caption “Accounts receivable pledged” on the accompanying Condensed, Consolidated Balance Sheets reflecting the amounts of $23.5 million, $361.2 million and $146.6 million as of June 27, 2009, June 28, 2008 and September 30, 2008, respectively, represents the pool of receivables that have been designated as “sold” and serve as collateral for short-term debt in the amount of $10.0 million, $260.2 million and $62.1 million, as of those dates, respectively.
The interest rate on the short-term debt associated with accounts receivable pledged under the 2009 MARP Agreement fluctuates with the one-week LIBOR rate, and thus the carrying value is a reasonable estimate of fair value.
The Company was in compliance with the terms of all borrowing agreements at June 27, 2009.
NOTE 7. COMPREHENSIVE INCOME
The components of other comprehensive income (expense) and total comprehensive income were as follows:

	THREE MONTHS ENDED		NINE MONTHS ENDED
	JUNE 27,	JUNE 28,	JUNE 27,	JUNE 28,
	2009	2008	2009	2008
	(IN MILLIONS)		(IN MILLIONS)
Net income	$147.8	$22.6	$168.2	$23.8
Other comprehensive income (expense):
Change in valuation of derivative instruments	12.1	11.3	(2.1)	(6.1)
Change in pension and other postretirement liabilities	(2.3)	—	5.8	—
Foreign currency translation adjustments	(6.4)	1.3	3.6	5.5

Comprehensive income	$151.2	$35.2	$175.5	$23.2

NOTE 8. RETIREMENT AND RETIREE MEDICAL PLANS COST INFORMATION
The following summarizes the net periodic benefit cost for the various retirement and retiree medical plans sponsored by the Company:

	THREE MONTHS ENDED		NINE MONTHS ENDED
	JUNE 27,	JUNE 28,	JUNE 27,	JUNE 28,
	2009	2008	2009	2008
	(IN MILLIONS)		(IN MILLIONS)
Frozen defined benefit plans	$0.9	$0.1	$2.7	$0.4
International benefit plans	2.4	1.3	6.1	3.8
Retiree medical plan	0.5	0.6	1.5	1.8

NOTE 9. STOCK-BASED COMPENSATION AWARDS
The following is a recap of the share-based awards granted over the periods indicated:

	NINE MONTHS ENDED
	JUNE 27, 2009	JUNE 28, 2008
Options	696,100	889,700
Performance shares	—	40,000
Restricted stock	240,400	154,900
Restricted stock units (including deferred stock units)	232,350	30,134

Total share-based awards	1,168,850	1,114,734

Aggregate fair value at grant dates (in millions)	$16.5	$18.7
Total share-based compensation and the tax benefit recognized in compensation expense were as follows for the periods indicated (in millions):

	THREE MONTHS ENDED		NINE MONTHS ENDED
	JUNE 27, 2009	JUNE 28, 2008	JUNE 27, 2009	JUNE 28, 2008
Share-based compensation	$4.0	$2.0	$12.1	$9.2
Tax benefit recognized	1.5	0.8	4.4	3.5
NOTE 10. INCOME TAXES
Consistent with the requirements promulgated under FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109”, the balance of unrecognized tax benefits and the amount of related interest and penalties were as follows:

	JUNE 27,	SEPTEMBER 30,
	2009	2008
	(IN MILLIONS)
Unrecognized tax benefits	$7.4	$7.2
Portion that, if recognized, would impact the effective tax rate	7.4	6.5
Accrued penalties on unrecognized tax benefits	0.6	0.6
Accrued interest on unrecognized tax benefits	1.1	1.2
Scotts Miracle-Gro or one of its subsidiaries files income tax returns in the U.S. federal jurisdiction and various state, local, and foreign jurisdictions. The Company is currently under examination by certain specific U.S. taxing jurisdictions for the fiscal years 2001 through 2007; however, most statutes of limitation have closed for fiscal years prior to 2006. In addition to these audits, certain other tax issues and refund claims for previous years remain unresolved.
The Company currently anticipates that few of its remaining open and active audits will be resolved in the next 12 months. The Company is unable to make a reasonable reliable estimate as to when or if cash settlements with taxing authorities may occur. Although audit outcomes and the timing of audit payments are subject to significant uncertainty, the Company does not anticipate that the resolution of these tax matters or any events related thereto will have a material adverse effect on the Company’s financial condition, results of operations or cash flows.
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
FIFRA Compliance and the Corresponding Governmental Investigation
For a description of the Company’s ongoing FIFRA compliance efforts and the corresponding governmental investigation, see “NOTE 3. PRODUCT REGISTRATION AND RECALL MATTERS.”
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
At June 27, 2009, $3.4 million was accrued for other regulatory matters in the “Other liabilities” line in the Condensed, Consolidated Balance Sheets. The amounts accrued are believed to be adequate to cover such known environmental exposures based on current facts and estimates of likely outcomes. However, if facts and circumstances change significantly, they could result in a material adverse effect on the Company’s financial condition, results of operations or cash flows.
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
NOTE 12. DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES
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
The Company formally designates and documents qualifying instruments as hedges of underlying exposures at inception. The Company formally assesses, both at inception and at least quarterly, whether the financial instruments used in hedging transactions are effective at offsetting changes in either the fair value or cash flows of the related underlying exposure. Fluctuations in the value of these instruments generally are offset by changes in the fair value or cash flows of the underlying exposures being hedged. This offset is driven by the high degree of effectiveness between the exposure being hedged and the hedging instrument. SFAS 133 requires all derivative instruments to be recognized as either assets or liabilities at fair value in the statement of financial position. In accordance with SFAS 133, the Company designates commodity hedges as cash flow hedges of forecasted purchases of commodities and interest rate swaps as cash flow hedges of interest expense on variable rate borrowings. Any ineffective portion of a change in the fair value of a qualifying instrument is immediately recognized in earnings. The amounts recorded in earnings related to ineffectiveness of derivative hedges for the three and nine month periods ended June 27, 2009 were not significant.
Foreign Currency Swap Agreements
The Company periodically uses foreign currency swap contracts to manage the exchange rate risk associated with intercompany loans with foreign subsidiaries that are denominated in U.S. dollars. At June 27, 2009, there were no outstanding foreign currency swap contracts.
Interest Rate Swap Agreements
The Company enters into interest rate swap agreements as a means to hedge its variable interest rate exposure on debt instruments. Since the interest rate swaps have been designated as hedging instruments, their fair values are reflected in the Company’s Condensed, Consolidated Balance Sheets. Net amounts to be received or paid under the swap agreements are reflected as adjustments to interest expense. Unrealized gains or losses resulting from adjusting these swaps to fair value are recorded as elements of accumulated other comprehensive loss (“OCI”) within the Condensed, Consolidated Balance Sheets. The fair value of the swap agreements is determined based on the present value of the estimated future net cash flows using implied rates in the applicable yield curve as of the valuation date.
At June 27, 2009, the Company had outstanding interest rate swaps with major financial institutions that effectively converted a portion of the Company’s variable-rate debt to a fixed rate. Refer to “NOTE 6. DEBT” for the terms of the swaps outstanding at June 27, 2009. Included in the OCI balance at June 27, 2009 is a pre-tax loss of $15.6 million related to interest rate swap agreements that is expected to be reclassified to earnings during the next 12 months, consistent with the timing of the underlying hedged transactions.
Commodity Hedges
The Company has outstanding hedging arrangements at June 27, 2009 designed to fix the price of a portion of its urea needs. The contracts are designated as hedges of the Company’s exposure to future cash flow fluctuations associated with the cost of urea. The objective of the hedges is to mitigate the earnings and cash flow volatility attributable to the risk of changing prices. Unrealized gains or losses in the fair value of these contracts are recorded to the OCI component of shareholders’ equity. Realized gains or losses remain as a component of OCI until the related inventory is sold. Upon sale of the underlying inventory, the gain or loss is reclassified to cost of sales. Included in the OCI balance at June 27, 2009 is a pre-tax loss of $5.7 million related to urea derivatives that is expected to be reclassified to earnings during the next 12 months, consistent with the timing of the underlying hedged transactions.

Periodically, the Company also uses fuel derivatives to partially mitigate the effect of fluctuating diesel and gasoline costs on operating results. The majority of fuel derivatives used by the Company has not qualified for hedge accounting treatment under SFAS 133 and is marked-to-market, with unrealized gains and losses on open contracts and realized gains or losses on settled contracts recorded as an element of cost of sales.
In the third quarter of fiscal 2009, the Company entered into fuel derivatives for its Scotts LawnService® business that qualify for hedge accounting treatment under SFAS 133. Unrealized gains or losses in the fair value of these contracts are recorded to the OCI component of shareholders’ equity except for any ineffective portion of the change in fair value, which is immediately recorded in earnings. For the effective portion of the change in fair value, realized gains or losses remain as a component of OCI until the related fuel is consumed by the Scotts LawnService® service vehicles. Upon consumption of the fuel, the gain or loss is reclassified to cost of sales. Included in the OCI balance at June 27, 2009 is a pre-tax gain of $0.1 million related to fuel derivatives that is expected to be reclassified to earnings during the next 12 months, consistent with the timing of the underlying hedged transactions.
As of June 27, 2009, the Company had the following outstanding commodity contracts that were entered into to hedge forecasted purchases:

COMMODITY	VOLUME
Urea	72,000 tons
Diesel	2,478,000 gallons
Gasoline	546,000 gallons
Fair Values of Derivative Instruments
The fair values of the Company’s derivative instruments were as follows (in millions):

	ASSETS / (LIABILITIES)
	JUNE 27, 2009		JUNE 28, 2008
	BALANCE SHEET	FAIR	BALANCE SHEET	FAIR
	LOCATION	VALUE	LOCATION	VALUE
DERIVATIVES DESIGNATED AS HEDGING INSTRUMENTS UNDER SFAS 133
Interest rate swap agreements	Other assets	$—	Other assets	$0.8
	Other liabilities	(23.5)	Other liabilities	(19.2)

Commodity hedging instruments	Prepaid and other assets	0.3	Prepaid and other assets	6.0

	Other current liabilities	0.1	Other current liabilities	—

Total derivatives designated as hedging instruments under SFAS 133		$(23.1)		$(12.4)

DERIVATIVES NOT DESIGNATED AS HEDGING INSTRUMENTS UNDER SFAS 133 (1)
Commodity hedging instruments	Prepaid and other assets	$0.1	Prepaid and other assets	$2.0
	Other current liabilities	0.3	Other current liabilities	1.5

Total derivatives not designated as hedging instruments under SFAS 133 (1)		$0.4		$3.5

Total derivatives		$(22.7)		$(8.9)

(1)	See discussion above for additional information regarding the Company’s purpose for entering into derivatives not designated as hedging instruments and its overall risk management strategy.
Refer to “NOTE 13. FAIR VALUE MEASUREMENTS” for the Company’s fair value measurements of derivative instruments as they relate to the valuation hierarchy.

The effect of derivative instruments on OCI and the Condensed, Consolidated Statements of Operations for the three- and nine-month periods ended June 27, 2009 and June 28, 2008 was as follows:

	AMOUNT OF GAIN / (LOSS) RECOGNIZED IN OCI
	(IN MILLIONS)
	THREE MONTHS ENDED		NINE MONTHS ENDED
	JUNE 27,	JUNE 28,	JUNE 27,	JUNE 28,
DERIVATIVES IN SFAS 133 CASH FLOW HEDGING RELATIONSHIPS	2009	2008	2009	2008
Interest rate swap agreements	$2.0	$6.0	$(15.6)	$(10.0)
Commodity hedging instruments	0.1	2.8	(6.9)	3.3

Total	$2.1	$8.8	$(22.5)	$(6.7)

		AMOUNT OF GAIN / (LOSS) RECLASSIFIED FROM OCI INTO
		EARNINGS
		(IN MILLIONS)
	LOCATION OF GAIN / (LOSS)	THREE MONTHS ENDED		NINE MONTHS ENDED
DERIVATIVES IN SFAS 133 CASH	RECLASSIFIED FROM	JUNE 27,	JUNE 28,	JUNE 27,	JUNE 28,
FLOW HEDGING RELATIONSHIPS	OCI INTO EARNINGS	2009	2008	2009	2008
Interest rate swap agreements	Interest expense	$(4.0)	$(3.3)	$(11.5)	$(3.7)
Commodity hedging instruments	Cost of sales	(5.1)	0.6	(8.1)	1.9

Total		$(9.1)	$(2.7)	$(19.6)	$(1.8)

		AMOUNT OF GAIN / (LOSS) RECOGNIZED IN EARNINGS
		(IN MILLIONS)
		THREE MONTHS ENDED		NINE MONTHS ENDED
DERIVATIVES NOT DESIGNATED AS	LOCATION OF GAIN / (LOSS)	JUNE 27,	JUNE 28,	JUNE 27,	JUNE 28,
HEDGING INSTRUMENTS UNDER SFAS 133	RECOGNIZED IN INCOME	2009	2008	2009	2008
Foreign currency swap agreements	Interest expense	$—	$—	$(6.4)	$1.0
Commodity hedging instruments	Cost of sales	0.2	2.4	(0.5)	3.7
	Other income, net	—	2.6	—	2.6

Total		$0.2	$5.0	$(6.9)	$7.3

NOTE 13. FAIR VALUE MEASUREMENTS
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
These derivative instruments are classified within Level 2 of the valuation hierarchy and are included within other noncurrent assets and other noncurrent liabilities in our Condensed, Consolidated Balance Sheets, except for derivative instruments expected to be settled within the next 12 months, which are included within prepaid and other assets and other current liabilities.
For further information on the Company’s derivative instruments, refer to “NOTE 12. DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES.”
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
The following table presents the Company’s financial assets and liabilities measured at fair value on a recurring basis at June 27, 2009 (in millions):

	Quoted Prices in Active
	Markets for Identical	Significant Other	Unobservable
	Assets	Observable Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)	Total
Assets
Derivatives
Commodity hedging instruments	$—	$0.4	$—	$0.4
Other	4.9	—	—	4.9

Total	$4.9	$0.4	$—	$5.3

Liabilities
Derivatives
Interest rate swap agreements	$—	$(23.5)	$—	$(23.5)
Commodity hedging instruments	—	0.4	—	0.4
Other	(4.9)	—	—	(4.9)

Total	$(4.9)	$(23.1)	$—	$(28.0)

NOTE 14. ACQUISITIONS
Effective October 1, 2008, the Company acquired Humax Horticulture Limited (“Humax”), a privately-owned growing media company in the United Kingdom, for a total cost of $9.3 million. Preliminary purchase accounting allocations have been recorded for Humax, including the allocation of the purchase price to assets acquired and liabilities assumed, based on estimated fair values at the date of acquisition. The Company expects to finalize accounting for the acquisition prior to the end of fiscal 2009. Pro forma net sales, net income and net income per common share for the three and nine months ended June 28, 2008 would not have been significantly different had the acquisition of Humax occurred as of October 1, 2007.
NOTE 15. SEGMENT INFORMATION
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

	THREE MONTHS		NINE MONTHS
	ENDED		ENDED
	JUNE 27,	JUNE 28,	JUNE 27,	JUNE 28,
	2009	2008	2009	2008
	(IN MILLIONS)		(IN MILLIONS)

Net sales:
Global Consumer	$1,077.2	$935.3	$2,093.2	$1,922.7
Global Professional	75.4	98.7	215.4	260.6
Scotts LawnService®	79.0	87.4	150.6	158.1
Corporate & Other	48.6	54.9	99.8	121.0

Segment total	1,280.2	1,176.3	2,559.0	2,462.4
Roundup® amortization	(0.2)	(0.2)	(0.6)	(0.6)
Product registration and recall matters-returns	—	(5.2)	(0.3)	(24.2)

Consolidated	$1,280.0	$1,170.9	$2,558.1	$2,437.6

Operating income (loss):
Global Consumer	$265.2	$207.9	$428.9	$349.1
Global Professional	5.2	11.9	27.1	34.6
Scotts LawnService®	21.6	20.6	(2.3)	(9.4)
Corporate & Other	(34.3)	(9.0)	(109.7)	(59.5)

Segment total	257.7	231.4	344.0	314.8
Roundup® amortization	(0.2)	(0.2)	(0.6)	(0.6)
Other amortization	(2.7)	(4.3)	(8.9)	(12.1)
Product registration and recall matters	(6.4)	(10.2)	(22.0)	(41.0)
Impairment and other charges	(2.7)	(123.3)	(2.7)	(123.3)

Consolidated	$245.7	$93.4	$309.8	$137.8

	JUNE 27,	JUNE 28,	SEPTEMBER 30,
	2009	2008	2008
	(IN MILLIONS)
Total assets:
Global Consumer	$1,856.3	$2,038.8	$1,483.8
Global Professional	387.8	302.7	289.9
Scotts LawnService®	180.4	188.4	186.5
Corporate & Other	284.7	204.0	196.1

Consolidated	$2,709.2	$2,733.9	$2,156.3

Segment operating income (loss) represents earnings before amortization of intangible assets, interest and taxes, since this is the measure of profitability used by management. Accordingly, the Corporate & Other operating loss for the three and nine months ended June 27, 2009 and June 28, 2008 includes corporate general and administrative expenses and certain other income/expense items not allocated to the business segments.
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
EXECUTIVE SUMMARY
The Scotts Miracle-Gro Company (“Scotts Miracle-Gro”) and its subsidiaries (collectively, together with Scotts Miracle-Gro, the “Company”, “we” or “us”) are dedicated to delivering strong, consistent financial results and outstanding shareholder returns by providing products of superior quality and value in order to enhance consumers’ outdoor living environments. We are a leading manufacturer and marketer of consumer branded products for lawn and garden care and professional horticulture in North America and Europe. We are Monsanto’s exclusive agent for the marketing and distribution of consumer Roundup® non-selective herbicide products within the United States and other contractually specified countries. We have a presence in similar consumer branded and professional horticulture products in Australia, the Far East, Latin America and South America. In the United States, we operate Scotts LawnService®, the second largest residential lawn care service business, and Smith & Hawken®, an outdoor living and garden lifestyle category brand. Our operations are divided into the following reportable segments: Global Consumer, Global Professional, Scotts LawnService® and Corporate & Other. The Corporate & Other segment consists of the Smith & Hawken® business and corporate general and administrative expenses. On July 8, 2009, we announced that we will cease operating the Smith & Hawken® business by the end of the calendar year.
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
Product Registration and Recall Matters
In April 2008, we learned that a former associate apparently deliberately circumvented our policies and U.S. Environmental Protection Agency (“U.S. EPA”) regulations under the Federal Insecticide, Fungicide, and Rodenticide Act of 1947, as amended (“FIFRA”), by failing to obtain valid registrations for products and/or causing invalid product registration forms to be submitted to regulators. Since that time, we have been cooperating with the U.S. EPA in its civil investigation into pesticide product registration issues involving the Company and with the U.S. EPA and the U.S. Department of Justice (the “U.S. DOJ”) in a related criminal investigation. In late April of 2008, in connection with the U.S. EPA’s investigation, we conducted a consumer-level recall of certain consumer lawn and garden products and a Scotts LawnService® product. Subsequently, we agreed with the U.S. EPA on a Compliance Review Plan for conducting a comprehensive, independent review of our product registration records. Pursuant to the Compliance Review Plan, an independent third-party firm, Quality Associates Incorporated (“QAI”), has been reviewing all of our U.S. pesticide product registration records, some of which are historical in nature and no longer support sales of our products. The U.S. EPA investigation and the QAI review process identified several issues affecting registrations which resulted in the temporary suspension of sales and shipments of the products affected. In addition, as the QAI review process or our internal review has identified FIFRA registration issues or potential FIFRA registration issues (some of which appear unrelated to the former associate), we have endeavored to stop selling or distributing the affected products until the issues could be resolved with the U.S. EPA.
QAI has completed a review of substantially all of our registrations, advertising and related promotional support with respect to our registered pesticide products. While we do not expect the results of the QAI review process to significantly affect our fiscal 2009 sales, the registration review process has not concluded, and we continue to cooperate with the U.S. EPA and U.S. DOJ in their related investigations.
While we believe that the FIFRA compliance review process is substantially complete, the U.S. EPA and U.S. DOJ investigations and the review process continue and may result in future state, federal or private rights of action including fines and/or penalties with respect to known or potential additional product registration issues. Until the U.S. EPA and U.S. DOJ investigations and the compliance review process are complete, we cannot fully quantify the extent of additional issues. At this time, we cannot reasonably determine the scope or magnitude of possible liabilities that could result from known or potential additional product registration issues, and no reserves for these potential liabilities have been established as of June 27, 2009. However, it is possible that such liabilities, including fines, penalties and/or judgments, could be material and have an adverse effect on our financial condition, results of operations or cash flows.
On September 26, 2008, the Company, doing business as Scotts LawnService®, was named as a defendant in a purported class action filed in the U.S. District Court for the Eastern District of Michigan relating to certain pesticide products. In the suit, Mark Baumkel, on behalf of himself and the purported classes, seeks an unspecified amount of damages, plus costs and attorneys’ fees, for alleged claims involving breach of contract, unjust enrichment and violation of the Michigan consumer protection act. Given the preliminary stages of the proceedings, we have not established any related reserves and intend to vigorously contest the plaintiff’s assertions.
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
As a result of these registration and recall matters, we have reversed sales associated with estimated returns of affected products, recorded charges for affected inventory and recorded other registration and recall-related costs. The impacts of these adjustments were pre-tax charges of $6.4 million and $10.2 million for the three-month periods, and $22.0 million and $41.0 million for the nine-month periods, ended June 27, 2009 and June 28, 2008, respectively. Although we have begun to reduce our need for third-party professional services related to the recall and registration matters, we nevertheless expect to incur $8 million to $12 million in additional charges, exclusive of potential fines, penalties, and/or judgments, related to the recalls and known registration issues, including those associated with more aggressively addressing impacted inventory as permitted by the U.S. EPA.
We are committed to providing our customers and consumers with products of superior quality and value to enhance their lawns, gardens and overall outdoor living environments. We believe consumers have come to trust our brands based on the superior quality and value they deliver, and that trust is highly valued. We also are committed to conducting business with the highest degree of ethical standards and in adherence to the law. While we are disappointed in these events, we believe we have made significant progress in addressing the issues and restoring customer and consumer confidence in our products.
RESULTS OF OPERATIONS
The following table sets forth the components of income and expense as a percentage of net sales for the three- and nine-month periods ended June 27, 2009 and June 28, 2008:

	THREE MONTHS ENDED		NINE MONTHS ENDED
	JUNE 27,	JUNE 28,	JUNE 27,	JUNE 28,
	2009	2008	2009	2008
	(UNAUDITED)		(UNAUDITED)
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	61.5	63.8	63.3	65.5
Cost of sales — other charges	0.2	—	0.1	—
Cost of sales — product registration and recall matters	0.3	—	0.3	0.9

Gross profit	38.0	36.2	36.3	33.6
Operating expenses:
Selling, general and administrative	18.7	17.7	23.8	23.0
Product registration and recall matters	0.2	0.5	0.5	0.3
Impairment and other charges	—	10.5	—	5.0
Other income, net	(0.1)	(0.5)	(0.1)	(0.4)

Income from operations	19.2	8.0	12.1	5.7
Interest expense	1.1	1.9	1.8	2.7

Income before income taxes	18.1	6.1	10.3	3.0
Income taxes	6.6	4.2	3.7	2.0

Net income	11.5%	1.9%	6.6%	1.0%

Net sales for the third quarter and first nine months of fiscal 2009 increased by 9.3% and 4.9%, respectively, versus the comparable periods of fiscal 2008. Foreign exchange movements decreased sales growth for the third quarter and nine months ended June 27, 2009 by 3.6% and 4.3%, respectively. Additionally, product returns related to recall matters in 2008 had the impact of decreasing net sales, thereby increasing sales growth for the third quarter and nine months ended June 27, 2009 by 0.5% and 1.0%, respectively. Organic net sales growth, which excludes the impact of foreign exchange movements and product recalls, was 12.2% and 8.0% for the third quarter and first nine months of fiscal 2009, respectively. In the Global Consumer segment, organic net sales grew by 18.4% and 12.5% for the third quarter and first nine months, respectively, driven primarily by increased sales in North America. Global Professional organic net sales declined by 14.8% and 6.6%, respectively, for the third quarter and nine months ended June 27, 2009. Organic net sales for the Scotts LawnService® segment decreased by 9.7% and 4.8% for the three and nine months ended June 27, 2009, respectively. Smith & Hawken® organic net sales decreased by 11.5% and 17.5% for the third quarter and first nine months of fiscal 2009, respectively. On a consolidated basis, we anticipate fiscal 2009 organic net sales to increase by 7% to 8% compared to fiscal 2008.
As a percentage of net sales, gross profit was 38.0% for the third quarter of fiscal 2009 compared to 36.2% for the third quarter of fiscal 2008. For the first nine months of fiscal 2009, our gross profit percentage increased to 36.3% from 33.6% in the comparable period of fiscal 2008. In the third quarter of fiscal 2009, we recorded a charge of approximately $2.7 million to adjust Smith & Hawken® inventory to its estimated realizable value. Excluding other charges and product registration and recall matters, gross profit for both the third quarter and first nine months of fiscal 2009 increased 210 basis points. The fiscal 2009 third quarter and year-to-date gross profit rate increases were driven by increased selling prices net of increased commodity costs, and cost productivity improvements. Excluding the impact of other charges and product registration and recall matters, for fiscal 2009 we anticipate the increase in gross profit as a percentage of net sales to be consistent with trends from the first nine months of the year.

Selling, General and Administrative (“SG&A”):

	THREE MONTHS ENDED		NINE MONTHS ENDED
	JUNE 27,	JUNE 28,	JUNE 27,	JUNE 28,
	2009	2008	2009	2008
	(IN MILLIONS)		(IN MILLIONS)
	(UNAUDITED)		(UNAUDITED)
Advertising	$62.5	$59.3	$122.8	$123.8
Other selling, general and administrative	173.8	143.3	476.4	423.7
Amortization of intangibles	2.7	4.3	8.9	12.1

	$239.0	$206.9	$608.1	$559.6

Selling, general and administrative (“SG&A”) expenses increased $32.1 million, or 15.5%, to $239.0 million for the third quarter and $48.5 million, or 8.7%, to $608.1 million for the first nine months of fiscal 2009. Excluding the impact of foreign exchange rates, SG&A expenses for the third quarter and first nine months of fiscal 2009 increased 19.2% and 12.6%, respectively. Advertising expense grew by 5.4% in the third quarter of fiscal 2009 driven by increased investment in the North America Consumer business. Advertising expense year-to-date has decreased by 0.8% which is comprised of a 7.6% increase in North America Consumer spending, offset by declines in Scotts LawnService® and International Consumer. The increase in other SG&A for the third quarter and year-to-date was primarily driven by increased spending for selling, technology and research and development, increased pension costs, and increased variable compensation and retention costs. We expect full-year growth in SG&A of 10% to 11% with the increase versus year-to-date driven by aggressive fourth quarter marketing plans and year-over-year changes in variable compensation.
We recorded $3.1 million and $14.8 million of SG&A-related product registration and recall costs during the third quarter and first nine months of fiscal 2009, respectively, which primarily related to third-party compliance review, legal and consulting fees. For the quarter and nine months ended June 28, 2008, we recorded $5.6 million and $6.8 million of SG&A-related product registration and recall costs, respectively.
As a result of a significant decline in the market value of the Company’s common shares during the latter half of the third fiscal quarter ended June 28, 2008, the Company’s market value of invested capital was approximately 60% of the similar impairment metric used in our fourth quarter fiscal 2007 annual impairment testing. Management determined this was an indicator of possible goodwill impairment and, therefore, interim impairment testing was performed as of June 28, 2008. The Company’s third quarter fiscal 2008 interim impairment review resulted in a non-cash charge of $123.3 million, $101.9 million net of taxes, to reflect the decline in the fair value of certain goodwill and other assets as evidenced by the decline in the market value of the Company’s common shares. Of this impairment charge, $80.8 million was for goodwill, $23.2 million related to indefinite-lived tradenames, $18.3 million was for SFAS 144 long-lived assets and $1.0 million related to inventory. On a reportable segment basis, $71.8 million of the impairment charge was in Global Consumer, $31.4 million was in Global Professional, with the remaining $20.1 million in Corporate & Other.
Interest expense for the third quarter and first nine months of fiscal 2009 was $13.7 million and $45.9 million, respectively, compared to $22.1 million and $64.6 million for the third quarter and first nine months of fiscal 2008. The decrease was primarily due to a decline in our borrowing rates, as well as the favorable impact of foreign exchange rates and a reduction in average debt outstanding. Weighted-average interest rates decreased by 171 basis points and 120 basis points during the third quarter and first nine months of fiscal 2009, respectively, as compared to the same periods of fiscal 2008. Average borrowings also decreased by $144.8 million and $155.4 million for the third quarter and first nine months of fiscal 2009, respectively.
Income tax expense was calculated assuming an effective tax rate of 36.3% for fiscal 2009, versus 67.5% for fiscal 2008. The effective tax rate for fiscal 2008 was significantly higher primarily due to the goodwill impairment charge recorded in the third quarter of fiscal 2008, which was not deductible for tax purposes. The effective tax rate used for interim reporting purposes was based on management’s best estimate of factors impacting the effective tax rate for the full fiscal year. Factors affecting the estimated effective tax rate include assumptions as to income by jurisdiction (domestic and foreign), the availability and utilization of tax credits and the existence of elements of income and expense that may not be taxable or deductible, as well as other items. The estimated effective tax rate is subject to revision in later interim periods and at fiscal year end as facts and circumstances change during the course of the fiscal year. There can be no assurance that the effective tax rate estimated for interim financial reporting purposes will approximate the effective tax rate determined at fiscal year end.
Diluted average common shares used in the diluted net income per common share calculation were 66.1 million for the third quarter of fiscal 2009 compared to 65.3 million for the same period a year ago. Diluted average common shares used in the diluted net income per common share calculation were 65.8 million for the nine months ended June 27, 2009 compared to 65.5 million for the comparable period in fiscal 2008. Diluted average common shares for the third quarter and first nine months of fiscal 2009 included 1.1 million and 0.9 million equivalent shares, respectively, to reflect the effect of the assumed conversion of dilutive stock options, restricted stock, restricted stock units, performance shares and stock appreciation right awards. For the third quarter and first nine months of fiscal 2008, diluted average common shares included 0.7 million and 1.1 million equivalent shares, respectively. The changes in diluted average common shares are primarily driven by the fluctuation in the Company’s share price.
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
The following table sets forth net sales by segment:

	THREE MONTHS ENDED		NINE MONTHS ENDED
	JUNE 27,	JUNE 28,	JUNE 27,	JUNE 28,
	2009	2008	2009	2008
	(IN MILLIONS)		(IN MILLIONS)
	(UNAUDITED)		(UNAUDITED)
Global Consumer	$1,077.2	$935.3	$2,093.2	$1,922.7
Global Professional	75.4	98.7	215.4	260.6
Scotts LawnService®	79.0	87.4	150.6	158.1
Corporate & Other	48.6	54.9	99.8	121.0

Segment total	1,280.2	1,176.3	2,559.0	2,462.4
Roundup® amortization	(0.2)	(0.2)	(0.6)	(0.6)
Product registration and recall matters — returns	—	(5.2)	(0.3)	(24.2)

Consolidated	$1,280.0	$1,170.9	$2,558.1	$2,437.6

The following table sets forth operating income (loss) by segment:

	THREE MONTHS ENDED		NINE MONTHS ENDED
	JUNE 27,	JUNE 28,	JUNE 27,	JUNE 28,
	2009	2008	2009	2008
	(IN MILLIONS)		(IN MILLIONS)
	(UNAUDITED)		(UNAUDITED)
Global Consumer	$265.2	$207.9	$428.9	$349.1
Global Professional	5.2	11.9	27.1	34.6
Scotts LawnService®	21.6	20.6	(2.3)	(9.4)
Corporate & Other	(34.3)	(9.0)	(109.7)	(59.5)

Segment total	257.7	231.4	344.0	314.8
Roundup® amortization	(0.2)	(0.2)	(0.6)	(0.6)
Other amortization	(2.7)	(4.3)	(8.9)	(12.1)
Product registration and recall matters	(6.4)	(10.2)	(22.0)	(41.0)
Impairment and other charges	(2.7)	(123.3)	(2.7)	(123.3)

Consolidated	$245.7	$93.4	$309.8	$137.8

Global Consumer
Global Consumer segment net sales were $1.08 billion for the third quarter and $2.09 billion for the first nine months of fiscal 2009, an increase of 15.2% and 8.8% from the third quarter and first nine months of fiscal 2008, respectively. Organic net sales growth for the third quarter and first nine months of fiscal 2009 was 18.4% and 12.5%, respectively, including the favorable impact of price increases of 6.8% and 7.8%. Foreign exchange movements decreased net sales by 3.2% and 3.7% for the third quarter and first nine months of fiscal 2009, respectively.
Organic net sales in North America increased 20.4% and 15.0% for the third quarter and first nine months of fiscal 2009, respectively. Organic net sales growth includes the favorable impact of higher selling prices, which increased North American sales by 6.7% and 8.0% for the third quarter and first nine months of fiscal 2009, respectively. Sales of our products to consumers at retail (point-of-

sales) for our three largest U.S. customers increased by 19.3% and 16.7% for the quarter and year-to-date, respectively, driven by higher sales in all major categories, led by growing media, lawn fertilizers, and plant foods. Organic net sales in Europe increased by 6.2% and 0.4% for the third quarter and first nine months of fiscal 2009, respectively. Strong growth in the United Kingdom, led by the growing media and lawn fertilizer categories, and Eastern Europe has been offset by declines in sales in France and Central Europe caused by inventory de-load by retailers and a slow pesticide season.
Global Consumer segment operating income increased by $57.3 million and $79.8 million in the third quarter and first nine months of fiscal 2009, respectively. Excluding foreign exchange movements, segment operating income increased by $61.3 million and $87.3 million in the third quarter and first nine months of fiscal 2009, respectively. The increase in operating income was primarily driven by the increase in net sales accompanied by improvement in gross margin rates of 290 and 230 basis points for the third quarter and first nine months of fiscal 2009, respectively. The increase in gross margin rates was the result of the net impact of pricing in excess of commodity cost increases, cost and productivity initiatives, and improvements driven by innovation. The improvements in net sales and gross margin rates were partially offset by increases in SG&A spending, primarily related to higher advertising and promotional spending, higher selling and research and development costs, and increased variable compensation.
Global Professional
Global Professional segment net sales were $75.4 million for the third quarter and $215.4 million for the first nine months of fiscal 2009, a decrease of 23.6% and 17.3% from the third quarter and first nine months of fiscal 2008, respectively. Organic net sales, which exclude the effect of exchange rates, decreased by 14.8% and 6.6% for the third quarter and first nine months of fiscal 2009, respectively. Pricing actions increased net sales by 12.1% and 14.5% for the third quarter and first nine months of fiscal 2009, respectively. While organic net sales for the European Professional business decreased by 3.6% for the third quarter, and increased 2.0% for the first nine months of fiscal 2009, respectively, the overall decline in organic net sales for the Global Professional segment was primarily driven by the decrease in net sales for the North America Professional business. Organic net sales for the North America Professional business, including its seed business, declined 37.1% and 31.7% for the third quarter and year-to-date fiscal 2009, respectively, driven by the downturn in housing and live goods, golf course and municipality spending.
Global Professional segment operating income decreased $6.7 million in the third quarter of fiscal 2009, or $5.6 million excluding the impact of foreign exchange rates. Operating income decreased by $7.5 million for the first nine months of fiscal 2009, or $2.4 million excluding the impact of foreign exchanges rates. The decline in operating income for both the quarter and year-to-date is primarily attributable to the reduction in net sales.
Scotts LawnService®
Compared to the same periods in the prior fiscal year, Scotts LawnService® revenues decreased 9.6% to $79.0 million in the third quarter of fiscal 2009 and 4.7% to $150.6 million in the first nine months of fiscal 2009 primarily related to macroeconomic pressures that have reduced customer count. The Scotts LawnService® segment operating income increased by $1.0 million for the third quarter and operating loss decreased by $7.1 million in the first nine months of fiscal 2009, respectively. The improved operating results were driven by improved labor productivity and declines in fuel and fertilizer costs, as well as cost productivity improvements related to media, selling, and marketing.
Corporate & Other
Net sales for the Corporate & Other segment, which pertain primarily to Smith & Hawken®, decreased $6.3 million for the third quarter of fiscal 2009 and $21.2 million year-to-date. Smith & Hawken® sales decreased across all channels.
The operating loss for Corporate & Other increased by $25.3 million for the third quarter and $50.2 million for the first nine months of fiscal 2009. Theses increased operating losses were primarily driven by increased variable compensation and retention costs, higher information technology spending, increased regulatory and compliance costs, pension costs, and an increase in the operating loss for Smith & Hawken®.
On July 8, 2009, we announced that we intend to cease operating the Smith & Hawken® business by the end of the calendar year. As a result of the decision, we expect to incur charges of approximately $25 million, primarily related to the termination of retail site lease obligations, severance and benefit commitments, charges related to inventories, and impairment of retail site improvements and fixtures. In the third quarter of fiscal 2009, we recorded a charge of approximately $2.7 million to adjust S&H inventory to its estimated realizable value. Based on our best estimates, we expect the cash impact to be neutral as the recovery of working capital, together with anticipated tax benefits, will approximately offset the related charges. The closure process is expected to be substantially complete by calendar year-end.
LIQUIDITY AND CAPITAL RESOURCES
Operating Activities
Cash provided by operating activities totaled $3.5 million for the nine months ended June 27, 2009 compared to cash used in operating activities of $39.5 million for the comparable period in fiscal 2008. Net income plus non-cash impairment and other charges, stock-based compensation, depreciation and amortization increased by $18.3 million from $209.2 million for the nine months ended June 28, 2008 to $227.5 million for the same period in fiscal 2009, driven primarily by an increase in net sales and gross profit. Year-to-date operating cash flows were also favorably impacted by the collection of accounts receivable and an increase in accrued liabilities primarily attributable to variable compensation, advertising and income taxes, offset by the higher inventory levels resulting from products “on hold” related to the product registration and recall matters, increased professional seed stocks, higher input costs, and new private label products.
Investing Activities
Cash used in investing activities was $36.2 million and $34.8 million for the nine months ended June 27, 2009 and June 28, 2008, respectively. We had acquisition activity for the nine months ended June 27, 2009 totaling $9.3 million. There was no acquisition activity in the comparable period for fiscal 2008. Capital spending, including investments in intellectual property, decreased from $35.8 million in the first nine months of fiscal 2008 to $27.7 million in the first nine months of fiscal 2009.
Financing Activities
Financing activities provided cash of $99.0 million and $169.4 million for the nine months ended June 27, 2009 and June 28, 2008, respectively. The decrease in cash provided by financing activities is primarily attributable to an improvement in cash generated by operating activities and a reduction in cash and equivalents as of June 27, 2009 compared to June 28, 2008.
Credit Agreements
Our primary sources of liquidity are cash generated by operations and borrowings under our credit agreements. Scotts Miracle-Gro and certain of its subsidiaries have entered into the following loan facilities totaling up to $2.15 billion in the aggregate: (a) a senior secured five-year term loan facility in the principal amount of $560 million and (b) a senior secured five-year revolving loan facility in the aggregate principal amount of up to $1.59 billion. Borrowings may be made in various currencies including U.S. dollars, Euros, British pounds, Australian dollars and Canadian dollars. Under our current structure, we may request an additional $200 million in revolving credit and/or term credit commitments, subject to approval from our lenders. As of June 27, 2009, there was $1.01 billion of availability under the revolving loan facility, including letters of credit. Refer to “NOTE 6. DEBT” of the Notes to the Condensed, Consolidated Financial Statements for additional information pertaining to our borrowing arrangements.
At June 27, 2009, we had outstanding interest rate swaps with major financial institutions that effectively converted a portion of our variable-rate debt denominated in U.S. dollars to a fixed rate. The key terms of these swaps are shown in the table below.

NOTIONAL AMOUNT	EFFECTIVE	EXPIRATION	FIXED
(IN MILLIONS)	DATE (a)	DATE	RATE
$200 (b)	3/30/2007	3/30/2010	4.87%
200 (b)	2/14/2007	2/14/2012	5.20%
50 (b)	2/14/2012	2/14/2016	3.78%
150 (c)	11/16/2009	5/16/2016	3.26%
50 (d)	2/16/2010	5/16/2016	3.05%

(a)	The effective date refers to the date on which interest payments are first hedged by the applicable swap contract.

(b)	Interest payments made between the effective date and expiration date are hedged by the swap contract.

(c)	Interest payments made during the six-month period beginning November 14 of each year between the effective date and expiration date are hedged by the swap contract.

(d)	Interest payments made during the three-month period beginning February 14 of each year between the effective date and expiration date are hedged by the swap contract.
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
On May 1, 2009, we entered into a Master Accounts Receivable Purchase Agreement (the “2009 MARP Agreement”), with a stated termination date of May 1, 2010, or such later date as may be mutually agreed by us and our lender. The 2009 MARP Agreement provides an interest rate that is equal to the 7-day LIBOR rate plus 225 basis points. The 2009 MARP Agreement provides for the discounted sale, on an uncommitted, revolving basis, of accounts receivable generated by a specified account debtor, with aggregate limits not to exceed $80 million. Borrowings under the 2009 MARP Agreement at June 27, 2009 were $10 million.
As of June 27, 2009, we were in compliance with all debt covenants. Our credit facilities contain, among other obligations, an affirmative covenant regarding our leverage ratio, calculated as indebtedness relative to our earnings before taxes, depreciation and amortization. Under the terms of the credit facilities, the permissible leverage ratio was 4.25 as of June 27, 2009, which is scheduled to decrease to 3.75 on September 30, 2009. Management continues to monitor our compliance with the leverage ratio and other covenants contained in the credit facilities and, based upon our current operating assumptions, we expect to remain in compliance with the permissible leverage ratio throughout fiscal 2009. However, an unanticipated charge to earnings, an increase in debt or other factors could materially affect our ability to remain in compliance with the financial or other covenants of our credit facilities, potentially causing us to have to seek an amendment or waiver from our lending group. While we believe we have good relationships with our banking group, given the adverse conditions currently present in the global credit markets, we can provide no assurance that such a request would be likely to result in a modified or replacement credit facility on reasonable terms, if at all.
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
REGULATORY MATTERS
We are subject to local, state, federal and foreign environmental protection laws and regulations with respect to our business operations and believe we are operating in substantial compliance with, or taking actions aimed at ensuring compliance with, such laws and regulations. Apart from the proceedings surrounding the FIFRA compliance matters, which are discussed separately, we are involved in several legal actions with various governmental agencies related to environmental matters. While it is difficult to quantify the potential financial impact of actions involving these environmental matters, particularly remediation costs at waste disposal sites and future capital expenditures for environmental control equipment, in the opinion of management, the ultimate liability arising from such environmental matters, taking into account established reserves, should not have a material adverse effect on our financial position, results of operations or cash flows. However, there can be no assurance that the resolution of these matters will not materially affect our future quarterly or annual results of operations, financial condition or cash flows. Additional information on environmental matters affecting us is provided in Scotts Miracle-Gro’s Annual Report on Form 10-K, as amended by Form 10-K/A (Amendment No. 1), for the fiscal year ended September 30, 2008, under the captions “ITEM 1. BUSINESS — Regulatory Considerations,” “ITEM 1. BUSINESS — FIFRA Compliance, the Corresponding Governmental Investigation and Related Matters,” “ITEM 1. BUSINESS — Other Regulatory Matters” and “ITEM 3. LEGAL PROCEEDINGS.”
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
In addition, there were no changes in Scotts Miracle-Gro’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during Scotts Miracle-Gro’s fiscal quarter ended June 27, 2009 that have materially affected, or are reasonably likely to materially affect, Scotts Miracle-Gro’s internal control over financial reporting.
PART II — OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
Other than as discussed in “NOTE 3. PRODUCT REGISTRATION AND RECALL MATTERS” and “NOTE 11. CONTINGENCIES” of the Notes to the Condensed, Consolidated Financial Statements, pending material legal proceedings have not changed significantly since those disclosed in Scotts Miracle-Gro’s Annual Report on Form 10-K, as amended by Form 10-K/A (Amendment No. 1), for the fiscal year ended September 30, 2008.
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
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
(c) Issuer Purchases of Equity Securities
The following table shows the purchases of common shares of Scotts Miracle-Gro (“Common Shares”) made by or on behalf of Scotts Miracle-Gro or any “affiliated purchaser” (as defined in Rule 10b-18(a)(3) under the Securities Exchange Act of 1934, as amended) of Scotts Miracle-Gro for each fiscal month in the three months ended June 27, 2009:

			Total Number of
			Common Shares	Maximum Number of
		Average Price	Purchased as	Common Shares That
	Total Number of	Paid	Part of Publicly	May Yet Be
	Common Shares	per Common	Announced Plans or	Purchased Under the
Period	Purchased(1)	Share	Programs	Plans or Programs
March 29 through April 25, 2009	325	$38.42	0	Not applicable
April 26 through May 23, 2009	359	$34.79	0	Not applicable
May 24 through June 27, 2009	1,175	$34.66	0	Not applicable

Total	1,859	$35.34	0	Not applicable

(1)	Amounts in this column represent Common Shares purchased by the trustee of the rabbi trust established by the Company as permitted pursuant to the terms of The Scotts Company LLC Executive Retirement Plan (the “ERP”). The ERP is an unfunded, non-qualified deferred compensation plan which, among other things, provides eligible employees the opportunity to defer compensation above specified statutory limits applicable to The Scotts Company LLC Retirement Savings Plan and with respect to any Executive Management Incentive Pay, Performance Award (each as defined in the ERP) or other bonus awarded to such eligible employees. Pursuant to the terms of the ERP, each eligible employee has the right to elect an investment fund, including a fund consisting of Common Shares (the “Scotts Miracle-Gro Common Stock Fund”), against which amounts allocated to such employee’s accounts under the ERP will be benchmarked (all ERP accounts are bookkeeping accounts only and do not represent a claim against specific assets of the Company). Amounts allocated to employee accounts under the ERP represent deferred compensation obligations of the Company. The Company established the rabbi trust in order to assist the Company in discharging such deferred compensation obligations. When an eligible employee elects to benchmark some or all of the amounts allocated to such employee’s accounts against the Scotts Miracle-Gro Common Stock Fund, the trustee of the rabbi trust purchases the number of Common Shares equivalent to the amount so benchmarked. All Common Shares purchased by the trustee are purchased on the open market and are held in the rabbi trust until such time as they are distributed pursuant to the terms of the ERP. All assets of the rabbi trust, including any Common Shares purchased by the trustee, remain, at all times, assets of the Company, subject to the claims of its creditors. The terms of the ERP do not provide for a specified limit on the number of Common Shares that may be purchased by the trustee of the rabbi trust.

None of the Common Shares purchased during the three months ended June 27, 2009 were purchased pursuant to a publicly announced plan or program.
ITEM 6. EXHIBITS
See Index to Exhibits at page 36 for a list of the exhibits included herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

THE SCOTTS MIRACLE-GRO COMPANY
Date: August 5, 2009	/s/ DAVID C. EVANS
David C. Evans
Executive Vice President and Chief Financial Officer (Principal Financial and Principal Accounting Officer) (Duly Authorized Officer)

THE SCOTTS MIRACLE-GRO COMPANY
QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED JUNE 27, 2009
INDEX TO EXHIBITS

EXHIBIT NO.	DESCRIPTION	LOCATION
10.1
Master Accounts Receivable Purchase Agreement, dated as of May 1, 2009, by and among The Scotts Company LLC as the Company, The Scotts Miracle-Gro Company as the Parent and Calyon New York Branch as the Bank
Incorporated herein by reference to the Current Report on Form 8-K of The Scotts Miracle-Gro Company filed May 6, 2009 (File No. 1-11593) [Exhibit 10.1]

31.1	Rule 13a-14(a)/15d-14(a) Certifications (Principal Executive Officer)	*

31.2	Rule 13a-14(a)/15d-14(a) Certifications (Principal Financial Officer)	*

32	Section 1350 Certifications (Principal Executive Officer and Principal Financial Officer)	*

*	Filed herewith