Form 10-K
period 2009-09-30
SCOTTS MIRACLE-GRO CO
filed 2009-11-24
CIK 825542

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended September 30, 2009
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission file number 1-11593

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐     No ☑

The aggregate market value of Common Shares (the only common equity of the registrant) held by non-affiliates of the registrant computed by reference to the price at which Common Shares were last sold as of the last business day of the registrant’s most recently completed second fiscal quarter (March 27, 2009) was approximately $1,589,973,114.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date: The number of Common Shares of the registrant outstanding as of November 20, 2009 was 66,286,021.

DOCUMENT INCORPORATED BY REFERENCE:

Portions of the definitive Proxy Statement for Registrant’s 2010 Annual Meeting of Shareholders to be held January 21, 2010, are incorporated by reference into Part III hereof.

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

      * Roundup® is a registered trademark of Monsanto Technology LLC, a company affiliated with Monsanto Company.

Business Segments

For fiscal 2009, the Company divided its business into the following segments:

•	Global Consumer;

•	Global Professional;

•	Scotts LawnService®; and

•	Corporate & Other.

This division of reportable segments is consistent with how the segments report to and are managed by senior management of the Company. Financial information about these current segments for the three years ended September 30, 2009 is presented in “NOTE 22. SEGMENT INFORMATION” of the Notes to Consolidated Financial Statements included in this Annual Report on Form 10-K.

Global Consumer

In our Global Consumer segment, the Company manufactures and markets products that provide easy, reliable and effective assistance to homeowners who seek healthy, weed-free and pest-free lawns, gardens and indoor plants. These products incorporate many of the latest technologies available. The Global Consumer segment sells products in the following categories:

Lawns:  A complete line of granular lawn fertilizer and combination products, including fertilizer and crabgrass control, weed control or pest control, is sold under the Scotts® and Turf Builder® brand names. The Turf Builder® line of products in the United States is designed to make it easy for do-it-yourself consumers to select and properly apply the right product in the right quantity for their lawns. A similar range of products is available in the United Kingdom under the EverGreen® brand, in France under the Fertiligéne® brand name and in Germany, Austria, the Nordic countries and throughout Eastern Europe under the Substral® brand name.

Gardens:  A complete line of plant foods is marketed under the Miracle-Gro® brand name in North America, the United Kingdom and selected Western European markets. In addition to our high-quality granular and liquid water-soluble plant foods, which we market as the Shake ’n Feed® and LiquaFeed® sub-brands under Miracle-Gro®, we have continuous-release plant foods for extended feeding and convenience, which we market under the Osmocote® brand. The Company also markets an extensive line of plant food products under the Substral® brand name in Germany, Austria, the Nordic countries and throughout Eastern Europe, and under the Fertiligéne® brand name in France.

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

Grass Seed:  We offer a broad line of grass seed products for consumers. Our leading grass seed products are sold under the Scotts® Turf Builder®, EZ Seed®, and PatchMaster® brand names in the consumer market. Scotts EZ Seed®, introduced in 2009, is an example of our on-going innovation. This unique lawn repair product combines Scotts® grass seed with granular fertilizer in a proprietary growing material having superior water absorbency qualities. By retaining moisture, the growing material not only allows for better seed germination but supports less frequent watering, resulting in a higher level of consumer success. Similarly, our proprietary Water Smarttm grass seed allows consumers to successfully grow turf while using less water.

Controls:  A broad line of weed control, indoor and outdoor pest control and plant disease control products is marketed under the Ortho® brand name in the United States. Ortho® products are available in aerosol, ready-to-use liquid, concentrated, granular and dust forms. Ortho® control products include Weed-B-Gon Max®, Bug-B-Gon Max®, Home Defense Max®, Ortho Max®, GroundClear®, RosePride®, and Orthene® Fire Ant Killer. In 2009, we introduced an innovative line of mouse and rat control products under the Home Defense Max® brand by literally — we think — building a better mouse trap. In Europe, the Company markets an extensive line of control products under a variety of brand names, including Weedol®, Pathclear®, KB®, Fertiligéne®, Celaflor® and Nexa Lotte®.

Since 1999, the Company has served as Monsanto Company’s (“Monsanto”) exclusive agent for the marketing and distribution of Roundup® non-selective herbicide products in the consumer lawn and garden market within the United States and other specified countries, including Australia, Austria, Belgium, Canada, France, Germany, the Netherlands and the United Kingdom. (See the “Roundup® Marketing Agreement” discussion later in this Item 1 for a more detailed explanation of the Company’s agreement with Monsanto.)

Wild Bird Food:  We manufacture and market an assortment of wild bird food products. The Morning Song® line of products is sold at leading mass retailers, grocery, pet and general merchandise stores. We also offer a Scotts Songbird Selections® branded line of wild bird food which emphasizes innovative packaging and premium blends designed to attract desirable species of birds.

Other Consumer Products:  The Company also manufactures and markets several lines of high-quality lawn spreaders under the Scotts® brand name — Turf Builder® EdgeGuard® DLX spreaders, AccuGreen® drop spreaders and Handy Green®II handheld spreaders. We sell a line of hose-end applicators for water-soluble plant foods such as Miracle-Gro® products, and lines of applicators under the Ortho® and Dial ’N Spray® trademarks for the diluted application of control products sold in the concentrated form.

The Global Consumer segment also includes our Canadian consumer operations, where we believe we are the leading marketer of branded consumer lawn and garden products. In Canada, we sell a full range of lawn and garden fertilizers, control products, grass seed, spreaders, and value-added growing media products under the Scotts®, Turf Builder®, EcoSensetm, Miracle-Gro®, Ortho®, Killex® and Roundup® brands.

Global Professional

The Global Professional segment sells professional products to commercial nurseries and greenhouses and specialty crop growers primarily in North America, Europe, the Middle East, Africa, Latin America, Australia, New Zealand and throughout the Far East. Our professional products include a broad line of sophisticated controlled-release fertilizers, water-soluble fertilizers, plant protection products, wetting agents, growing media and grass seed that are sold under brand names that include Osmocote®, Sierrablen®, Peters Professional®, Peters Excel®, Agroblen®, Agrocote®, Agroleaf®, Rout®, OH2®, Scotts® Professional Seed and Scotts® Turf-Seedtm.

Scotts LawnService®

The Scotts LawnService® segment provides residential lawn care, lawn aeration, tree and shrub care and limited pest control services in the United States. As of September 30, 2009, Scotts LawnService® had 82 Company-operated locations and 78 independent franchises.

Corporate & Other

The Corporate & Other segment includes our unallocated corporate general and administrative expenses, as well as the remainder of the Smith & Hawken® business, an outdoor living and garden lifestyle category brand. On July 8, 2009, the Company announced its intention to cease operating the Smith & Hawken® business. As of November 17, 2009, all Smith & Hawken® stores had been closed and all operational activity is expected to be substantially complete by December 31, 2009. The Company will begin reporting the Smith & Hawken® business as a discontinued operation in the first quarter of fiscal 2010. Financial information about the Smith & Hawken® closure process for the fiscal year ended September 30, 2009 (“fiscal 2009”) is presented in “NOTE 3.

IMPAIRMENT, RESTRUCTURING AND OTHER CHARGES” of the Notes to Consolidated Financial Statements included in this Annual Report on Form 10-K.

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

In the North American Global Consumer do-it-yourself lawn and garden and pest control markets, we compete primarily against “private label” products as well as branded products. “Private label” products are those sold under a retailer-owned label or a supplier-owned label, which are sold exclusively at a specific retail chain. In late October 2008, the Company’s largest North American competitor, Spectrum Brands, announced it would cease competing in the lawn fertilizer, grass seed and growing media categories. As a result, the Company was awarded additional lawn fertilizer and growing media business by two of its retail partners.

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

Significant Customers

Approximately 78% of our worldwide net sales in fiscal 2009 were made by our Global Consumer segment. Within the Global Consumer segment, approximately 33% of our net sales in fiscal 2009 were made to Home Depot, 19% to Lowe’s and 18% to Walmart. We face strong competition for the business of these significant customers. The loss of any of these customers or a substantial decrease in the volume or profitability of our business with any of these customers could have a material adverse effect on our financial condition, results of operations or cash flows.

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

Trademarks, Patents and Licenses

The Company considers its trademarks, patents and licenses to be key competitive advantages. We pursue a vigorous trademark protection strategy consisting of registration and maintenance of key trademarks and proactive monitoring and enforcement activities to protect against infringement. The Scotts®, Miracle-Gro®, Ortho®, Scotts LawnService®, Smith & Hawken®, Osmocote®, Hyponex® and Earthgro® brand names and logos, as well as a number of product trademarks, including Turf Builder®, Organic Choice®, Home Defense Max® and Weed-B-Gon Max®, are federally and/or internationally registered and are considered material to our business.

As of September 30, 2009, we held approximately 97 issued and unexpired utility and design patents in the United States covering subject matter such as fertilizer, chemical and growing media compositions and processes; grass varieties; and mechanical dispensing devices such as applicators, spreaders and sprayers. Similar patents have also been issued in foreign countries throughout the world, bringing our total worldwide patent portfolio to approximately 466 issued and unexpired utility and design patents. The issued utility patents provide protection generally extending to 20 years from the date of filing, subject to the payment of applicable governmental maintenance and annuity fees, and many of our patents will extend well into the next decade.

In addition, we continue to file new patent applications each year covering new, commercially significant developments conceived by our research and development associates. Currently, we have approximately 206 pending utility and design patent applications worldwide, including approximately 33 pending U.S. applications. We also hold exclusive and non-exclusive patent licenses and supply arrangements, permitting the use and sale of additional patented fertilizers, pesticides and mechanical devices.

During fiscal 2009, we were granted seven U.S. and 28 foreign national utility and design patents, including patents for the designs of various spraying devices, the designs of rodent traps, the designs of spreader devices and pest control compositions comprising soybean oil derivatives. We continue to pursue patent coverage of our core technologies nationally and in our Canadian, European, Asia/Pacific and South American markets.

No significant U.S. or foreign patents expired in fiscal 2009. However, in fiscal 2010, the Company is anticipating the expiration of several patents, including two U.S. patents for slow release coated fertilizers and one U.S. patent for carrierless granular fertilizer products.

Innovation

The Company views its commitment to innovation as a competitive advantage. We continually invest in research and development, in the laboratory and at the consumer level, to improve our products, manufacturing processes, packaging and delivery systems. The Company’s long-standing commitment to innovation is evidenced by its worldwide portfolio of patents. Spending on research and development was $56.3 million, $44.7 million and $38.8 million in fiscal 2009, fiscal 2008 and fiscal 2007, respectively, including product registration costs of $15.6 million, $9.8 million and $9.3 million, respectively. In addition to the benefits of our own research and development, we actively seek ways to leverage the research and development activities of our suppliers.

Our worldwide research and development headquarters is located at the Dwight G. Scott Research Center in Marysville, Ohio. We also have research and development facilities in the United Kingdom, France, the Netherlands and Australia, as well as several research field stations located throughout the United States. In these combined locations, the Company employs 28 PhD scientists.

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

Supply Chain and Sales Force

Because our Global Consumer segment sells a substantial majority of its products to a concentrated number of retail customers, it is critical to maintain strong relationships with these partners. We believe our supply chain and sales force are major competitive advantages that have allowed us to build unrivaled relationships with our key retail partners.

In fiscal 2009, the Company commenced a three-year plan aimed to regionalize its supply chain by co-locating fertilizer and growing media distribution centers to allow for more full truckload deliveries, thereby lowering costs. The Company has also begun to roll out a regional packaged goods filling and distribution strategy. The investments associated with our regional manufacturing and distribution should allow the Company to more efficiently supply its key retail accounts and diversify its manufacturing footprint. The Company considers its order fill rate — which measures the accuracy of shipments — to be an important measure of customer service. In fiscal 2009, the Company achieved a global order fill rate of 98.6 percent. Additionally, over the past several years, the supply chain has helped the Company improve its inventory turns, as well as those of its retail partners. The Company has made substantial investments to lower the cost structure of its supply chain operations in Europe while simultaneously improving customer service levels.

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

In fiscal 2009, the Company also began migrating to a regionalized sales focus in the United States that resulted in the opening of offices in Florida, Texas and California. By focusing more intently on local and regional issues, the Company believes it can improve its level of intimacy with both consumers and retailers.

Roundup® Marketing Agreement

The Company is Monsanto’s exclusive agent for the marketing and distribution of consumer Roundup® products (with additional rights to new products containing glyphosate or other similar non-selective herbicides) in the consumer lawn and garden market within the United States and other specified countries, including Australia, Austria, Belgium, Canada, France, Germany, the Netherlands and the United Kingdom. Under the terms of the Amended and Restated Exclusive Agency and Marketing Agreement (the “Marketing Agreement”) between us and Monsanto, we are jointly responsible with Monsanto for developing global consumer and trade marketing programs for consumer Roundup®. We have assumed responsibility for sales support, merchandising, distribution and logistics for consumer Roundup®. Monsanto continues to own the consumer Roundup® business and provides significant oversight of its brand. In addition, Monsanto continues to own and operate the agricultural Roundup® business.

We are compensated under the Marketing Agreement based on the success of the consumer Roundup® business in the markets covered by the Marketing Agreement. We receive a graduated commission to the extent that the earnings before interest and taxes of the consumer Roundup® business in the included markets exceed specified thresholds. Regardless of these earnings, we are required to make a $20 million annual contribution payment against the overall expenses of the consumer Roundup® business.

The gross commission earned under the Marketing Agreement, the contribution payments to Monsanto and the amortization of the initial marketing fee paid to Monsanto are included in the calculation of net sales in the Company’s Consolidated Statements of Operations. For fiscal 2009, fiscal 2008 and fiscal 2007, the net amount earned under the Marketing Agreement was $51.4 million, $44.3 million and $41.9 million, respectively. For further details, see “NOTE 7. MARKETING AGREEMENT” of the Notes to Consolidated Financial Statements included in this Annual Report on Form 10-K.

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

Strategic Initiatives

Our strategic plan is focused on leveraging our key competitive advantages to extend category and share growth and reduce costs, further distancing us from the competition and increasing shareholder value. Even in a difficult economy, we continue to expand upon our strategy of strengthening our relationship with the consumer. This will allow us to leverage the cornerstone of our business — our brands — and drive higher usage of our products. We seek to raise household penetration of our products, as well as the frequency with which existing consumers use our products. We believe this can be accomplished by increasing our intimacy with our consumers and customers at a localized level, by building our portfolio of simple, significant and sustainable products through innovation and by leveraging our strong customer relationships. We are currently involved in several initiatives designed to meet this criteria:

•	We have adopted a regionalized sales and marketing organization in the United States. In addition to our sales and marketing staff located at the Company’s headquarters, which will continue to service customers in the Northeast and Midwest regions of the U.S., we have established local offices in the Southeast, the Southwest and the West (collectively, the “Regions”). The Regions will take the lead on enhancing our understanding of our consumers better than ever before — what they need, how they participate in the lawn and garden category, what drives them to buy, where they shop and many other insights. The Regions will focus on increasing both the overall participation rate in lawn and garden activities and our market share by meeting the regional needs of their consumers at the local level. In order to achieve these objectives, the Regions will work closely with our retail partners at a local level in order to optimize merchandising and programs.

Headquarters will support the Regions with effective programs and services to attract more consumers and enhance support to our retailers, as well as to continue to drive innovation in our products, services, programs and operations in ways designed to keep consumers engaged in lawn and garden activities and to improve business efficiency for the long-term.

•	Our strategic plan is heavily focused on driving innovation, which we believe is necessary to achieve higher sales and profits. In recent years, new products have been critical to our success. Our strategy is focused on continuing to leverage what we consider an unmatched commitment to innovation with three criteria used to evaluate every new product — “simple,” “significant” and “sustainable.”

“Simple” means that products must be easy for the consumer to buy, use and store. In addition, they should reduce the amount of time it takes to accomplish a task and should give the consumer improved results. “Significant” products should have strong margin potential, generate possible cost savings, present a global opportunity and be proprietary whenever possible. “Sustainable” means new products must be designed with consumer safety and environmental impacts in mind, including the development of formulations designed to replace restricted or aging active ingredients.

We believe this strategy resulted in the successful launch of several new products in 2009, including Turf Builder® Water Smarttm Grass Seed and EZ Seed® Grass Seed. The former includes a full line of premium grass seed products that provide consumers high-performance seed wrapped in a super-absorbent coating which allows every seed to absorb up to 40% more water than ordinary seed. As a result, the seed needs to be watered less frequently, which enables consumers to more easily succeed in growing a healthy lawn. EZ Seed® is a seed mix which includes premium grass seed, fertilizer and a proprietary growing material. Our proprietary technology absorbs water, expanding to surround the seed in a moist protective layer. The protective layer continues to care for the seed, infusing it with water and nutrients, so it builds strong roots that survive tough conditions.

•	Our strategic plan also continues to focus on further assisting our retail partners in order to improve their sales and the productivity of the lawn and garden department. We believe this strategy makes us a more critical component to their success and helps to ensure our continued growth.

In 2009, we employed more merchandisers and expert product counselors and significantly increased the number of hours we spent in the stores of our major retail partners. We accomplished this by rebalancing our sales force, shifting a portion of our full year fixed compensation to seasonal variable labor and by employing other productivity measures which allowed us to spend more time helping our retailers and consumers and less time on administrative activities.

We believe continued use of this strategy provides a more flexible cost structure, helping maximize the return on our investment and allows us to better meet the needs and timing of local markets. It also allows us to quickly deploy more labor in those regions where business is particularly strong and reduce spending in regions where sales may be lower than expected due to poor weather, economic concerns or other factors.

Our strategy also incorporates long-term initiatives to further increase the cost productivity of our U.S. supply chain model. We believe this effort, which is another form of regionalization, can result in cumulative cost savings of $50 million and reduce inventories by $100 million.

•	Today, the majority of our lawn fertilizer products in the United States are shipped from our plant in Marysville, Ohio to one of 11 warehouses across the country. From those warehouses, the fertilizer products are then shipped — along with controls, plant food, grass seed and durable products — directly to home center stores. These products are often shipped on less-than-full trucks, making their distribution less efficient than we would like.

Meanwhile, growing media products are shipped direct-to-store through a network of 26 manufacturing facilities. Because these shipments go shorter distances on full trucks, they are more efficient.

Our strategy for a future model — which began in 2009 and is being rolled out over a three-year period — allows fertilizer products to be shipped into these growing media facilities, instead of to warehouses. From there, the fertilizer and growing media products are co-distributed directly to the stores. Once deployed across the entire country, nearly all fertilizer products for home center customers will be shipped through these growing media facilities, significantly improving our product distribution efficiency.

•	Following completion of the build-out of the fertilizer and growing media co-distribution model, it is anticipated that up to half of our third-party warehouse square footage could be eliminated. With fertilizer and growing media products shipping together to home center retailers, a significant portion of the remaining cased goods would be shipped from the warehouses to our retail partners’ distribution centers on fully-loaded trucks.

•	The third element of our regional supply chain model is increased regionalization of manufacturing. Our manufacturing processes for fertilizers and liquids are currently highly centralized. With investments in regional facilities, we anticipate realizing cost savings from a combination of reduced in-bound and out-bound freight combined with reduced inventory investments.

These strategic efforts not only present a significant economic benefit to the Company, but our retail partners will benefit as well, through more frequent store replenishment, improved inventory turns and reduced order lead times. As such, we believe our partners can maximize their retail point-of-sale opportunities without compromising the customer service they have come to expect.

Strengthening our Global Consumer Business Internationally

We continue to believe in the long-term growth potential of our Global Consumer business internationally. In order to maximize shareholder value in this business, we have sharpened our focus by: (i) reducing costs in the business to improve profitability and to allow for marketing investments; (ii) aligning the organization by category rather than by geography to better leverage our knowledge of the marketplace and the consumer; and (iii) better leveraging the Company’s innovation competencies. We have implemented a global supply chain to provide our smaller, international market segments with the benefits of the larger Company, such as lower packaging costs and the ability to source products from any Company-owned plant globally. The first steps of the organizational realignment have taken place, and as part of a broader corporate initiative, they will continue to evolve in fiscal 2010 and beyond. Finally, we are combining global scale with locally tailored products to streamline our technology platform in the international Global Consumer business. As an example, when the Company introduced LiquaFeed® Plant Food to a variety of European countries in fiscal 2008, each label carried the same design and branding while the claims and instructions were displayed in the local language. At the same time, the European business doubled sales of natural products in fiscal 2008 by launching Naturen® sub-branded products as a locally driven effort.

Expanding Scotts LawnService®

The number of homeowners who want to maintain their lawns and gardens but do not want to do it themselves represents a significant portion of the total lawn and garden market. We recognize that our portfolio of well-known brands provides us with a unique ability to extend our business into lawn and garden services and that the strength of our brands provides us with a competitive advantage in acquiring new customers. We have spent the past several years developing our Scotts LawnService® business model and the business has grown significantly, from revenues of $41.2 million in fiscal 2001 to revenues of $231.1 million in fiscal 2009. This growth has come from geographic expansion, acquisitions and organic growth fueled by our direct marketing programs. Although acquisition activity has been negligible in recent years, we anticipate continuing to make selective acquisitions in fiscal 2010 and beyond. We will also continue to invest in the Scotts LawnService® business infrastructure in order to continually improve customer service throughout the organization and leverage economies of scale as we continue to grow.

Seasonality and Backlog

Our business is highly seasonal, with 70% to 75% of our annual net sales occurring in our second and third fiscal quarters combined. Our annual sales are further concentrated in our second and third fiscal quarters by retailers who increasingly rely on our ability to deliver products “in season” when consumers buy our products, thereby reducing the retailers’ inventories.

We anticipate significant orders for the upcoming spring season will start to be received late in the winter and continue through the spring season. Historically, substantially all orders are received and shipped within the same fiscal year with minimal carryover of open orders at the end of the fiscal year.

Raw Materials

We purchase raw materials for our products from various sources that we presently consider to be adequate to supply the needs of each of our segments and our business as a whole. We are subject to market risk from fluctuating prices of certain raw materials, including urea, resins, fuel, grass seed and wild bird food components. Our objectives surrounding the procurement of these materials are to ensure continuous supply, to minimize costs and to improve predictability. We seek to achieve these objectives through negotiation of contracts with favorable terms directly with vendors. When appropriate, we will procure a certain percentage of our needs in advance of the season to secure pre-determined prices. We also hedge certain commodities to improve predictability and control costs.

Manufacturing and Distribution

We manufacture products for our Global Consumer business in North America at our facilities in Marysville, Ohio; Fort Madison, Iowa; Albany, Oregon and Temecula, California, as well as at a number of third-party contract packer facilities in the United States and Canada. In addition, the Company manufactures growing media products in 27 regional facilities located throughout North America. We also own four production facilities for our wild bird food operations in Indiana, South Dakota, South Carolina and Texas. The primary distribution centers for our Global Consumer business in North America are managed by the Company and strategically placed across the United States.

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

Employees

As of September 30, 2009, we employed 5,715 full-time employees in the United States and an additional 1,136 full-time employees located outside the United States. During peak sales and production periods, we utilize seasonal and temporary labor.

None of our U.S.-based employees are members of a union. Thirty-nine of our full-time U.K.-based employees are members of the Transport and General Workers Union and have full collective bargaining rights. An undisclosed number of our full-time employees at our office in Ecully, France are members of the Confederation Francaise

Democratique du Travail and Confederation Generale du Travail, participation in which is confidential under French law. In addition, a number of union and non-union full-time employees are members of works councils at three sites in Bourth, Hautmont and Ecully, France, and a number of non-union employees are members of works councils in Ingelheim, Germany. In the Waardenburg office and in the Heerlen Plant in the Netherlands, 10 employees are members of a workers union, but we are not responsible for collective bargaining negotiations with this union. In the Netherlands, we are governed by the Works Councils Act with respect to the union. Works councils represent employees on labor and employment matters and manage social benefits.

We believe we have good relationships with our employees in the United States, and with both unionized and non-unionized international employees.

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

Fertilizer and growing media products are subject to state and foreign labeling regulations. Our manufacturing operations are subject to waste, water and air quality permitting and other regulatory requirements of federal and state agencies. The Company’s wild bird food business is subject to regulation by the U.S. Food and Drug Administration and various state regulations. Our grass seed products are regulated by the Federal Seed Act and various state regulations.

Pursuant to the Food Quality Protection Act, the U.S. EPA is evaluating the cumulative risks from dietary and non-dietary exposures to pesticides. The pesticides in our products are typically manufactured by independent third parties and as a result of the U.S. EPA’s continuing risk assessment, a decision by the U.S. EPA or the third-party registrant may restrict our access to the pesticides. We cannot predict the outcome or the severity of the effect of these continuing evaluations.

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

FIFRA Compliance, the Corresponding Governmental Investigations and Similar Matters

In April 2008, we became aware that a former associate apparently deliberately circumvented the Company’s policies and U.S. EPA regulations under FIFRA, by failing to obtain valid registrations for certain products and/or causing certain invalid product registration forms to be submitted to regulators. Since that time, we have been cooperating with both the U.S. EPA and the U.S. Department of Justice (the “U.S. DOJ”) in related civil and criminal investigations into our pesticide product registration issues.

In late April of 2008, in connection with the U.S. EPA’s investigation, we conducted a consumer-level recall of certain consumer lawn and garden products and a Scotts LawnService® product. Subsequently, the Company and the U.S. EPA agreed upon a Compliance Review Plan for conducting a comprehensive, independent review of the Company’s product registration records. Pursuant to the Compliance Review Plan, an independent third-party firm, Quality Associates Incorporated (“QAI”), reviewed substantially all of our U.S. pesticide product registrations and associated advertisements, some of which were historical in nature and no longer related to sales of our products. The U.S. EPA investigation and the QAI review process resulted in the temporary suspension of sales and shipments of certain products. In addition, as the QAI review process or our internal review identified potential FIFRA registration issues (some of which appear unrelated to the actions of the former associate), we endeavored to stop selling or distributing the affected products until the issues could be resolved. QAI’s review of our U.S. pesticide product registrations and associated advertisements is now substantially complete. The results of the QAI review process did not materially affect, and are not expected to materially affect, our fiscal 2009 and fiscal 2010 sales, respectively.

In late 2008, the Company and its indirect subsidiary, EG Systems, Inc., doing business as Scotts LawnService®, were named as defendants in a purported class action filed in the U.S. District Court for the Eastern District of Michigan relating to Scotts LawnService’s application of certain pesticide products. In the suit, Mark Baumkel, on behalf of himself and the purported classes, sought an unspecified amount of damages, plus costs and attorneys’ fees, for alleged claims involving breach of contract, unjust enrichment, tort, and violation of the State of Michigan’s consumer protection act. On September 28, 2009, the court granted the Company’s and Scotts LawnService’s motion and dismissed the suit with prejudice. Since that time, the Company and Mr. Baumkel have agreed to a confidential settlement that, among other things, precludes an appeal of the decision. The impact of the confidential settlement did not, and will not, materially affect our financial condition, results of operations or cash flows.

In fiscal 2008, we conducted a voluntary recall of certain of our wild bird food products due to a formulation issue. Certain wild bird food products had been treated with pest control additives to avoid insect infestation, especially at retail stores. While the pest control additives had been labeled for use on certain stored grains that can be processed for human and/or animal consumption, they were not labeled for use on wild bird food products. In October, 2008, the U.S. Food & Drug Administration concluded that the recall had been completed and that there had been proper disposition of the recalled products. The results of the wild bird food recall did not materially affect our fiscal 2009 financial condition, results of operations or cash flows.

For more information with respect to additional risks and uncertainties the Company may face in connection with the ongoing investigations and for a discussion of the related costs and expenses related to the matters discussed above, see “ITEM 1A. RISK FACTORS — The Ongoing Governmental Investigation Regarding Our Compliance with FIFRA Could Adversely Affect Our Financial Condition, Results of Operations or Cash Flows” in this Annual Report on Form 10-K and “NOTE 2. PRODUCT REGISTRATION AND RECALL MATTERS” to the Consolidated Financial Statements included in this Annual Report on Form 10-K.

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

We completed negotiations with the Philadelphia District of the U.S. Army Corps of Engineers (the “Corps”) regarding the terms of site remediation and the resolution of the Corps’ civil penalty demand in connection with our prior peat harvesting operations at our Lafayette, New Jersey facility. A final consent decree was entered into on October 18, 2004 that required us to perform five years of wetland monitoring, and the completion of additional actions if after five years, the monitoring indicates the wetlands have not developed satisfactorily. As site monitoring activities were not initiated until 2006, the five-year monitoring period will extend until December 2010.

At September 30, 2009, $3.2 million was accrued for these non-FIFRA compliance-related environmental actions, the majority of which is for site remediation. Most of the costs accrued as of September 30, 2009 are expected to be paid in fiscal 2010; however, payments could be delayed. During fiscal 2009, fiscal 2008 and fiscal 2007, we expensed $0.8 million, $1.4 million, and $1.5 million for non-FIFRA compliance-related environmental matters. There were no material capital expenditures during the last three fiscal years related to environmental or regulatory matters.

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

Financial Information About Geographic Areas

For certain information concerning our international revenues and long-lived assets, see “NOTE 22. SEGMENT INFORMATION” of the Notes to Consolidated Financial Statements included in this Annual Report on Form 10-K.

ITEM 1A.	RISK FACTORS

Cautionary Statement on Forward-Looking Statements

We have made and will make “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, in this Annual Report on Form 10-K, in our 2009 Annual Report to Shareholders (our “2009 Annual Report”) and in other contexts relating to matters including future growth and profitability targets and strategies designed to increase total shareholder value. Forward-looking statements also include, but are not limited to, information regarding our future economic and financial condition and results of operations, the plans and objectives of our management and our assumptions regarding our performance and these plans and objectives.

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

Forward-looking statements that we make in our 2009 Annual Report, in this Annual Report on Form 10-K and in other contexts are subject to a variety of risks and assumptions and numerous factors beyond our control. Important factors that could cause actual results to differ materially from the forward-looking statements we make include those described below. All forward-looking statements attributable to us or persons working on our behalf are expressly qualified in their entirety by the following cautionary statements.

The Ongoing Governmental Investigation Regarding Our Compliance with FIFRA Could Adversely Affect Our Financial Condition, Results of Operations or Cash Flows.

Our products that contain pesticides must comply with FIFRA and be registered with the U.S. EPA (and similar state agencies) before they can be sold or distributed. In April 2008, we became aware that a former associate apparently deliberately circumvented Company policies and U.S. EPA regulations under FIFRA by failing to obtain valid registrations for products and/or causing invalid product registration forms to be submitted to regulators. Since that time, internal and third-party reviews have identified additional potential pesticide product registration issues (some of which appear unrelated to the actions of the former associate) and we have been cooperating with both the U.S. EPA and the U.S. DOJ in related civil and criminal investigations into the pesticide product registration issues.

In connection with the registration investigations and FIFRA compliance review process, we have recorded, and in the future expect to record, charges and costs for estimated retailer inventory returns, consumer returns and replacement costs, costs to rework existing products, inventory write-downs and legal and professional fees and costs associated with administration of the registration investigation and compliance review process. Because these expected future charges are based on estimates, they may increase as a result of numerous factors, many of which are beyond our control, including the number and type of legal or regulatory proceedings relating to the registration investigation and FIFRA compliance review process and regulatory or judicial orders or decrees that may require us to take certain actions in connection with the registration investigations and FIFRA compliance review process or to pay civil or criminal fines and/or penalties at the state and/or federal level.

The U.S. EPA and U.S. DOJ investigations continue and may result in future state, federal or private rights of action including fines and/or penalties with respect to known or potential additional product registration issues. Until the U.S. EPA and U.S. DOJ investigations are complete, we cannot reasonably determine the scope or magnitude of possible liabilities that could result from known or potential product registration issues, and no reserves for these potential liabilities have been established as of September 30, 2009. However, it is possible that such liabilities, including fines, penalties, judgments and/or litigation costs could be material and have an adverse effect on our financial condition, results of operations or cash flows.

There can be no assurance that the ultimate outcome of the investigations will not result in further action against us, whether administrative, civil or criminal, by the U.S. EPA, the U.S. DOJ, state regulatory agencies or private litigants, and any such action, in addition to the costs we have incurred and would continue to incur in connection therewith, could materially and adversely affect our financial condition, results of operations or cash flows. In particular, the realization of a significant fine, penalty or judgment against us could materially affect our ability to remain in compliance with the leverage ratio or other covenants of our credit facilities, potentially causing us to have to seek an amendment or waiver from our lending group, which may increase our costs of borrowing.

Product recalls, our inability to ship, sell or transport affected products and the on-going governmental investigation may harm our reputation and acceptance of our products by our retail customers and consumers, which may materially and adversely affect our business operations, decrease sales and increase costs.

Compliance With Environmental and Other Public Health Regulations Could Increase Our Costs of Doing Business or Limit Our Ability to Market All of Our Products.

Local, state, federal and foreign laws and regulations relating to environmental matters affect us in several ways. In the United States, all products containing pesticides must comply with FIFRA and be registered with the U.S. EPA (and similar state agencies) before they can be sold or distributed. The inability to obtain or maintain such compliance, or the cancellation of any registration, could have an adverse effect on our business, the severity of which would depend on the products involved, whether another product could be substituted and whether our competitors were similarly affected. We attempt to anticipate regulatory developments and maintain registrations of, and access to, substitute active ingredients, but there can be no assurance that we will be able to avoid or reduce these risks. In the European Union (the “EU”), the European Parliament has adopted various forms of regulation which may substantially restrict or eliminate our ability to market and sell certain of our consumer and professional pesticide products in their current form in the EU. In addition, in Canada, regulations have been adopted by several provinces that substantially restrict our ability to market and sell certain of our consumer pesticide products.

Under the Food Quality Protection Act, enacted by the U.S. Congress in 1996, food-use pesticides are evaluated to determine whether there is reasonable certainty that no harm will result from the cumulative effects of pesticide exposures. Under this Act, the U.S. EPA is evaluating the cumulative risks from dietary and non-dietary exposures to pesticides. The pesticides in our products, certain of which may be used on crops processed into various food products, are typically manufactured by independent third parties and continue to be evaluated by the

U.S. EPA as part of this exposure risk assessment. The U.S. EPA or the third-party registrant may decide that a pesticide we use in our products will be limited or made unavailable to us. For example, in December 2000, the U.S. EPA reached agreement with various parties, including manufacturers of the active ingredient diazinon, regarding a phased withdrawal from retailers by December 2004 of residential uses of products containing diazinon, which was also used in our lawn and garden products. We cannot predict the outcome or the severity of the effect of continuing evaluations.

In addition, the use of certain pesticide and fertilizer products is regulated by various local, state, federal and foreign environmental and public health agencies. These regulations may include requirements that only certified or professional users apply the product or that certain products be used only on certain types of locations, require users to post notices on properties to which products have been or will be applied, or require notification to individuals in the vicinity that products will be applied in the future or ban the use of certain ingredients. Even if we are able to comply with all such regulations and obtain all necessary registrations, we cannot provide assurance that our products, particularly pesticide products, will not cause injury to the environment or to people under all circumstances. The costs of compliance, remediation or products liability have adversely affected operating results in the past and could materially adversely affect future quarterly or annual operating results.

Perceptions that the products we produce and market are not safe could adversely affect us and contribute to the risk we will be subjected to legal action. We manufacture and market a number of complex chemical products, such as fertilizers, certain growing media, herbicides and pesticides. On occasion, allegations are made that some of our products have failed to perform up to expectations or have caused damage or injury to individuals or property. Based on reports of contamination at a third-party supplier’s vermiculite mine, the public may perceive that some of our products manufactured in the past using vermiculite are or may be contaminated. Public perception that our products are not safe, whether justified or not, could impair our reputation, involve us in litigation, damage our brand names and have a material adverse affect on our business.

The harvesting of peat for our growing media business has come under increasing regulatory and environmental scrutiny. In the United States, state regulations frequently require us to limit our harvesting and to restore the property to an agreed-upon condition. In some locations, we have been required to create water retention ponds to control the sediment content of discharged water. In the United Kingdom, our peat extraction efforts are also the subject of regulation.

In addition to the regulations already described, local, state, federal and foreign agencies regulate the disposal, handling and storage of waste, air and water discharges from our facilities.

The adequacy of our current non-FIFRA compliance related environmental reserves and future provisions is based on our operating in substantial compliance with applicable environmental and public health laws and regulations, as well as the assumptions that we have both identified all of the significant sites that must be remediated and that there are no significant conditions of potential contamination that are unknown to us.

If there is a significant change in the facts and circumstances surrounding these assumptions or if we are found not to be in substantial compliance with applicable environmental and public health laws and regulations, there could be a material adverse impact on future environmental capital expenditures and other environmental expenses and our financial condition, results of operations or cash flows.

Increases in the Prices of Certain Raw Materials Could Adversely Affect Our Results of Operations.

Our ability to manage our cost structure can be adversely affected by movements in commodity and other raw material prices. Market conditions may limit our ability to raise selling prices to offset increases in our raw material costs. The uniqueness of our technologies can limit our ability to locate or utilize alternative inputs for certain products. For certain inputs, new sources of supply may have to be qualified under regulatory standards, which can require additional investment and delay bringing a product to market.

The Highly Competitive Nature of Our Markets Could Adversely Affect Our Ability to Grow or Maintain Revenues.

Each of our segments participates in markets that are highly competitive. Many of our competitors sell their products at prices lower than ours. Our most price sensitive customers may be more likely to trade down to lower price point products in a more challenging economic environment. We compete primarily on the basis of product innovation, product quality, product performance, value, brand strength, supply chain competency, field sales support, the strength of our relationships with major retailers and advertising. Some of our competitors have significant financial resources. The strong competition that we face in all of our markets may prevent us from achieving our revenue goals, which may have a material adverse affect on our financial condition, results of operations or cash flows. Our inability to continue to innovate, including by commercializing differentiated products to meet evolving consumer needs, could have a material adverse affect.

Because of the Concentration of Our Sales to a Small Number of Retail Customers, the Loss of One or More of, or Significant Reduction in Orders From, Our Top Customers Could Adversely Affect Our Financial Results.

Global Consumer net sales represented approximately 78% of our worldwide net sales in fiscal 2009. Our top three North American retail customers together accounted for 70% of our Global Consumer segment fiscal 2009 net sales and 42% of our outstanding accounts receivable as of September 30, 2009. Home Depot, Lowe’s and Walmart represented approximately 33%, 19% and 18%, respectively, of our fiscal 2009 Global Consumer net sales. The loss of, or reduction in orders from, Home Depot, Lowe’s, Walmart or any other significant customer could have a material adverse effect on our business, financial condition, results of operations or cash flows, as could customer disputes regarding shipments, fees, merchandise condition or related matters. Our inability to collect accounts receivable from any of these customers could also have a material adverse affect on our financial condition, results of operations or cash flows.

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

Our Historical Seasonality Could Impair Our Ability to Pay Obligations As They Come Due, Including Our Operating Expenses.

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

The Amount of Our Debt Could Adversely Affect Our Ability to Obtain Financing in the Future, React to Changes in Our Business and Satisfy Our Obligations, Adversely Impacting Our Financial Condition.

We have a significant amount of debt. Our inability to meet restrictive financial and non-financial covenants associated with that debt, or to generate sufficient cash flow to repay maturing debt, could adversely affect our financial condition. Our debt level could:

•	increase our vulnerability to general adverse economic and industry conditions;

•	require us to dedicate a substantial portion of cash flows from operating activities to payments on our indebtedness, which would reduce the cash flows available to fund working capital, capital expenditures, advertising, research and development efforts and other general corporate requirements;

•	limit our flexibility in planning for, or reacting to, changes in our business and the industry in which we operate;

•	limit our ability to borrow additional funds;

•	expose us to risks inherent in interest rate fluctuations because some of our borrowings are at variable rates of interest, which could result in higher interest expense in the event of increases in interest rates; and

•	place us at a competitive disadvantage compared to our competitors that have less debt.

Our ability to make payments and to refinance our indebtedness, fund planned capital expenditures and acquisitions and pay dividends will depend on our ability to generate cash in the future. This, to some extent, is subject to general economic, financial, competitive, legislative, regulatory and other factors that are beyond our control.

We cannot provide assurance that our business will generate sufficient cash flow from operating activities or that future borrowings will be available to us under our credit facilities in amounts sufficient to enable us to pay our indebtedness or to fund our other liquidity needs. We will need to refinance all or a portion of our indebtedness, on or before maturity. We cannot be sure that we will be able to refinance our indebtedness on commercially reasonable terms.

Our credit facilities contain restrictive covenants and cross default provisions and require us to maintain specified financial ratios. Our ability to comply with those covenants and satisfy those financial ratios can be affected by events beyond our control. A breach of any of these financial ratio covenants or other covenants could result in a default. Upon the occurrence of an event of default, the lenders could elect to declare the applicable outstanding indebtedness due immediately and payable and terminate all commitments to extend further credit. We cannot be sure that our lenders would waive a default or that we could pay the indebtedness in full if it were accelerated.

Our Significant International Operations Make Us Susceptible to Fluctuations in Currency Exchange Rates and to the Costs of International Regulation.

We currently operate manufacturing, sales and service facilities outside of the United States, particularly in Canada, France, the United Kingdom, Germany and the Netherlands. In fiscal 2009, international net sales, including Canada, accounted for approximately 19% of our total net sales. Accordingly, we are subject to risks associated with operating in foreign countries, including:

•	fluctuations in currency exchange rates;

•	limitations on the remittance of dividends and other payments by foreign subsidiaries;

•	additional costs of compliance with local regulations; and

•	historically, in certain countries, higher rates of inflation than in the United States.

In addition, our operations outside the United States are subject to the risk of new and different legal and regulatory requirements in local jurisdictions, potential difficulties in staffing and managing local operations and potentially adverse tax consequences. The costs related to our international and Canadian operations could adversely affect our results of operations, financial condition or cash flows in the future.

We May Not Be Able to Adequately Protect Our Intellectual Property and Other Proprietary Rights That Are Material to Our Business.

Our ability to compete effectively depends in part on our rights to service marks, trademarks, trade names and other intellectual property rights we own or license, particularly our registered brand names and issued patents. We have not sought to register every one of our marks either in the United States or in every country in which they are used. Furthermore, because of the differences in foreign trademark, patent and other intellectual property or proprietary rights laws, we may not receive the same protection in other countries as we would in the United States with respect to the registered brand names and issued patents we hold. If we are unable to protect our intellectual property, proprietary information and/or brand names, we could suffer a material adverse effect on our business, financial condition or results of operations.

Litigation may be necessary to enforce our intellectual property rights and protect our proprietary information, or to defend against claims by third parties that our products or services infringe their intellectual property rights. Any litigation or claims brought by or against us could result in substantial costs and diversion of our resources. A successful claim of trademark, patent or other intellectual property infringement against us, or any other successful challenge to the use of our intellectual property, could subject us to damages or prevent us from providing certain products or services under our recognized brand names, which could have a material adverse effect on our business, financial condition or results of operations.

If Monsanto Were to Terminate the Marketing Agreement for Consumer Roundup® Products Without Being Required to Pay Any Termination Fee, We Would Lose a Substantial Source of Future Earnings and Overhead Expense Absorption.

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

Hagedorn Partnership, L.P. Beneficially Owns Approximately 31% of Our Outstanding Common Shares on a Fully Diluted Basis.

Hagedorn Partnership, L.P. beneficially owned approximately 31% of our outstanding common shares as of November 20, 2009, and has sufficient voting power to significantly influence the election of directors and the approval of other actions requiring the approval of our shareholders.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

The Company owns or leases, as appropriate, numerous facilities throughout the world to support each of its respective business segments:

•	Global Consumer — We own manufacturing, distribution and research and development facilities in Marysville, Ohio; research facilities in Apopka, Florida and Gervais, Oregon; and a production facility in Fort Madison, Iowa. We lease a spreader and other durable components manufacturing facility in Temecula, California. In addition, we operate 26 stand-alone growing media facilities in North America — 22 of which are owned by the Company and four of which are leased. Most of our growing media facilities include production lines, warehouses, offices and field processing areas. We also lease property in Orrville, Ohio for manufacturing fertilizer, manufacturing growing media and a distribution center. We own four production facilities for our wild bird food operations in Indiana, South Dakota, South Carolina and Texas. We lease general office space, including business development sales offices in Atlanta, Georgia; Mooresville, North Carolina; and Bentonville, Arkansas. The headquarters for our Canadian subsidiary is in Mississauga, Ontario. The Company also leases, or is in the process of leasing, space for its regional sales offices in West Palm Beach, Florida; The Woodlands, Texas and Irvine, California.

Further, we own a manufacturing facility in Sutton Bridge, United Kingdom; a blending and bagging facility for growing media in Hautmont, France; and a plant in Bourth, France that we use for formulating, blending and packaging plant protection products mainly for the consumer market. The headquarters for our U.K. business is in Godalming (Surrey), United Kingdom. The headquarters for our international business (which also serves as our local French operations office) is in Ecully (Lyon), France. We also have a business office in Ingelheim, Germany; a business office in Salzburg, Austria; and a sales office in Saint Niklaas, Belgium.

•	Global Professional — We lease a controlled-release fertilizer manufacturing facility in North Charleston, South Carolina; a corporate office in Waardenburg, Netherlands; and a sales office in Bramford, United Kingdom, where we also have some supply chain services. Further, we lease sales offices in Nordhorn, Germany; Budapest, Hungary; Tarragona, Spain and Nairobi, Kenya, where we also lease warehouse space.

•	Global Consumer and Global Professional — In addition to the above, the Company owns or leases a number of properties that we use for both the Global Consumer and Global Professional segments of our business. We own manufacturing facilities in Howden (East Yorkshire) and Hatfield (South Yorkshire), both in the United Kingdom. Our site in Heerlen, Netherlands includes a research facility, a distribution center and a manufacturing site for coated fertilizers for the consumer and professional markets (we own the land and the building for the manufacturing facility, but lease two distribution center/warehousing buildings). We lease land for peat extraction in Manchester, England (Irlam Moss); Gretna, England (Solway Moss); and Dumfriesshire, Scotland (Nutberry Moss and Creca Moss), and we also lease land to stockpile harvested peat in South Lanarkshire, Scotland (Douglas Water). We own peat extraction facilities in Dumfriesshire, Scotland (Nutberry Moss); North Lanarkshire, England (Fannyside Muir); Stirlingshire, Scotland (Letham); and on two properties in South Lanarkshire, Scotland (Douglas Water & Carnwath). We own a grass seed production facility in Albany, Oregon. We lease a research and development facility in Morance, France and own a research and development facility in Levington, United Kingdom. We lease sales offices in Treviso, Italy and Warsaw, Poland, and we lease our Australian corporate office, located in Baulkam Hills (New South Wales), Australia.

•	Scotts LawnService® — We conduct Company-owned Scotts LawnService® operations from 79 leased facilities, primarily located in industrial parks.

•	Corporate & Other — Our corporate headquarters are located in Marysville, Ohio, which includes our Global Consumer manufacturing and distribution facilities and our research and development facilities. In total, we own or lease approximately 750 acres in Marysville. The Company also leases space in Marysville, Ohio for a retail store that opened in June 2009. Pursuant to the Company’s announcement on July 8, 2009 of our intention to cease operating the Smith & Hawken® business, as of November 17, 2009, all Smith & Hawken® retail stores, which were leased facilities, have been closed. The main headquarters in Novato, California, which are also leased, are expected to close by the end of calendar 2009.

The Company also leases warehouse space throughout North America and continental Europe as needed.

We believe that our facilities are adequate to serve their intended purposes and that our property leasing arrangements are satisfactory.

ITEM 3.	LEGAL PROCEEDINGS

As noted in the discussion in “ITEM 1. BUSINESS — Regulatory Considerations,” “ITEM 1. BUSINESS — FIFRA Compliance, the Corresponding Governmental Investigation and Similar Matters” and “ITEM 1. BUSINESS —

Other Regulatory Matters,” we are involved in several pending environmental and regulatory matters. We believe that our assessment of contingencies is reasonable and that related reserves, in the aggregate, are adequate; however, there can be no assurance that the final resolution of these matters will not have a material adverse affect on our financial condition, results of operations or cash flows.

FIFRA Compliance, the Corresponding Governmental Investigations and Similar Matters

Information with respect to the ongoing investigations and a discussion of the related costs and expenses related to such matters is hereby incorporated by reference to “NOTE 2. PRODUCT REGISTRATION AND RECALL MATTERS” of the Notes to Consolidated Financial Statements included in this Annual Report on Form 10-K.

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

Other Pending Significant Legal Proceedings

The Company has been named as a defendant in a number of cases alleging injuries that the lawsuits claim resulted from exposure to asbestos-containing products, apparently based on the Company’s historic use of vermiculite in certain of its products. In many of these cases, the complaints are not specific about the plaintiffs’ contacts with the Company or its products. None of the claims seek damages from the Company alone. The Company believes that the claims against it are without merit and is vigorously defending against them. It is not currently possible to reasonably estimate a probable loss, if any, associated with the cases and, accordingly, no accrual or reserves have been recorded in the Company’s consolidated financial statements. There can be no assurance that these cases, whether as a result of adverse outcomes or as a result of significant defense costs, will not have a material adverse effect on the Company’s financial condition, results of operations or cash flows.

The Company is reviewing agreements and policies that may provide insurance coverage or indemnity as to these claims and is pursuing coverage under some of these agreements and policies, although there can be no assurance of the results of these efforts.

On April 27, 2007, the Company received a proposed Order On Consent from the New York State Department of Environmental Conservation (the “Proposed Order”) alleging that, during calendar year 2003, the Company and James Hagedorn, individually and as Chairman of the Board and Chief Executive Officer of the Company, unlawfully donated to a Port Washington, New York youth sports organization 40 bags of Scotts® LawnPro® Annual Program Step 3 Insect Control Plus Fertilizer which, while federally registered, was allegedly not registered in the state of New York. The Proposed Order requests penalties totaling $695,000. The Company has responded in writing to the New York State Department of Environmental Conservation and is awaiting a response.

We are involved in other lawsuits and claims which arise in the normal course of our business. In our opinion, these claims individually and in the aggregate are not expected to result in a material adverse effect on our financial condition, results of operations or cash flows.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to a vote of the security holders of Scotts Miracle-Gro during the fourth quarter of fiscal 2009.

SUPPLEMENTAL ITEM. EXECUTIVE OFFICERS OF THE REGISTRANT

The executive officers of Scotts Miracle-Gro, their positions and, as of November 20, 2009, their ages and years with Scotts Miracle-Gro (and its predecessors) are set forth below.

			Years with
Name	Age	Position(s) Held	Company

James Hagedorn	54	Chief Executive Officer and Chairman of the Board	22
Mark R. Baker	52	President and Chief Operating Officer	1
Michael P. Kelty, Ph.D.	59	Executive Vice President	27
David C. Evans	46	Executive Vice President and Chief Financial Officer	16
Denise S. Stump	55	Executive Vice President, Global Human Resources	9
Barry W. Sanders	45	Executive Vice President, North America	8
Claude L. Lopez	48	Executive Vice President, International	8
Vincent C. Brockman	46	Executive Vice President, General Counsel and Corporate Secretary and Chief Ethics & Compliance Officer	7

Executive officers serve at the discretion of the Board of Directors of Scotts Miracle-Gro and pursuant to employment agreements or other arrangements.

The business experience of each of the individuals listed above during at least the past five years is as follows:

Mr. Hagedorn was named Chairman of the Board of Scotts Miracle-Gro’s predecessor in January 2003 and named Chief Executive Officer of Scotts Miracle-Gro’s predecessor in May 2001. He served as President of Scotts Miracle-Gro (or its predecessor) from November 2006 until October 2008 and from May 2001 until December 2005. Mr. Hagedorn serves on Scotts Miracle-Gro’s Board of Directors, a position he has held with Scotts Miracle-Gro (or its predecessor) since 1995. He also serves as a director for Farms For City Kids Foundation, Inc., Nurse Family Partnership, The CDC Foundation, Embry-Riddle Aeronautical University, North Shore University Hospital (New York), Scotts Miracle-Gro Foundation and the Intrepid Sea-Air-Space Museum, all charitable organizations. Mr. Hagedorn is the brother of Katherine Hagedorn Littlefield, a director of Scotts Miracle-Gro.

Mr. Baker was named President and Chief Operating Officer of Scotts Miracle-Gro in October 2008, and continues to serve on Scotts Miracle-Gro’s Board of Directors, a role he has held with Scotts Miracle-Gro (or its predecessor) since 2004. From September 2002 until October 2008, Mr. Baker served as Chief Executive Officer of Gander Mountain Company, an outdoor retailer specializing in hunting, fishing and camping gear. He served as President of Gander Mountain Company from February 2004 until October 2008 and as a director of Gander Mountain Company from April 2004 until October 2008.

Dr. Kelty was named Executive Vice President of Scotts Miracle-Gro in October 2008. He served as Vice Chairman and Executive Vice President of Scotts Miracle-Gro (or its predecessor) from May 2001 until his retirement in November 2005. After his retirement, Dr. Kelty served as an hourly consultant to Scotts Miracle-Gro at various times, most recently beginning in October 2007.

Mr. Evans was named Executive Vice President and Chief Financial Officer of Scotts Miracle-Gro on September 14, 2006. From October 2005 to September 2006, he served as Senior Vice President, Finance and Global Shared Services of The Scotts Company LLC (“Scotts LLC”). From March 2005 to September 2005, he served as Senior Vice President, North America of Scotts LLC, and from October 2003 to March 2005, he served in the same capacity for Scotts LLC’s predecessor. From June 2001 to September 2003, he served as Vice President, Finance, North America Sales of Scotts LLC’s predecessor.

Ms. Stump was named Executive Vice President, Global Human Resources of Scotts Miracle-Gro’s predecessor in February 2003. She had previously served as Senior Vice President, Global Human Resources of Scotts Miracle-Gro’s predecessor since October 2002. From July 2001 until October 2002, Ms. Stump served as Vice President, Human Resources North America of Scotts Miracle-Gro’s predecessor. From September 2000 until July 2001, Ms. Stump served as Vice President, Human Resources Technology and Operations of Scotts Miracle-Gro’s predecessor.

Mr. Sanders was named Executive Vice President, North America of Scotts Miracle-Gro in September 2007. Previously, from January 2007 until September 2007, he served as Executive Vice President of Global Technologies and Operations of Scotts Miracle-Gro and was responsible for the Company’s supply chain and information systems, as well as research and development efforts. Before January 2007, he led the North American and global supply chain organizations as well as the North American sales force. In 2005, he ran the Smith & Hawken® business on an interim basis. Prior to joining Scotts Miracle-Gro’s predecessor in 2001, he was a partner with CapGemini/Ernst & Young.

Mr. Lopez was named Executive Vice President, International of Scotts Miracle-Gro in October 2007. In this role, Mr. Lopez has leadership responsibility for all of the Scotts Miracle-Gro consumer businesses outside of the United States. He also heads the Scotts Miracle-Gro Global Professional and Pro Seed businesses. Recently, Mr. Lopez was also appointed to lead the Scotts Miracle-Gro global sustainability and naturals initiatives. From December 2004 until September 2007, he served as Senior Vice President, International or Scotts Miracle-Gro (or its predecessor). Mr. Lopez joined Scotts Miracle-Gro’s predecessor in 2001 as general manager of the Company’s French business.

Mr. Brockman was named Executive Vice President, General Counsel and Corporate Secretary of Scotts Miracle-Gro in January 2008 and named Chief Ethics & Compliance Officer in July 2009. From February 2007 until January 2008, he served as Senior Vice President, Chief Ethics & Compliance Officer and Chief Administrative Officer of Scotts LLC. He served as Chief Administrative Officer of Scotts LLC from 2006 until February 2007. From 2004 until February 2007, he served as Chief Ethics and Compliance Officer of Scotts LLC (or its predecessor). Mr. Brockman served as Vice President and Assistant General Counsel of Scotts LLC’s predecessor from 2002 until 2004.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The common shares of The Scotts Miracle-Gro Company (“Scotts Miracle-Gro” and, together with its subsidiaries, the “Company”) trade on the New York Stock Exchange under the symbol “SMG.” The quarterly high and low sale prices for the fiscal years ended September 30, 2009 and 2008 were as follows:

	Sale Prices
	High	Low

FISCAL 2009
First quarter	$32.36	$18.27
Second quarter	$36.50	$24.89
Third quarter	$39.06	$30.49
Fourth quarter	$44.25	$33.13
FISCAL 2008
First quarter	$46.90	$33.50
Second quarter	$40.65	$30.51
Third quarter	$36.76	$17.79
Fourth quarter	$30.17	$16.12

On June 22, 2005, the Company announced that its Board of Directors had approved the establishment of a quarterly cash dividend. The $0.50 per share (adjusted for the 2-for-1 stock split distributed November 9, 2005) annual dividend has been paid in quarterly increments since the fourth quarter of fiscal 2005. The payment of future dividends, if any, on the common shares will be determined by the Board of Directors of Scotts Miracle-Gro in light of conditions then existing, including the Company’s earnings, financial condition and capital requirements, restrictions in financing agreements, business conditions and other factors. Future dividend payments are currently restricted to an aggregate of $55 million annually under our existing credit facilities. See “NOTE 11. DEBT” of the Notes to Consolidated Financial Statements included in this Annual Report on Form 10-K for further discussion regarding the restrictions on dividend payments.

As of November 20, 2009, there were approximately 31,000 shareholders, including holders of record and our estimate of beneficial holders.

The following table shows the purchases of common shares of Scotts Miracle-Gro (“Common Shares”) made by or on behalf of Scotts Miracle-Gro or any “affiliated purchaser” (as defined in Rule 10b-18(a)(3) under the Securities Exchange Act of 1934, as amended) of Scotts Miracle-Gro for each of the three fiscal months in the quarter ended September 30, 2009:

			Total Number of
			Common Shares	Maximum Number of
			Purchased as	Common Shares That
	Total Number of		Part of Publicly	May Yet be
	Common Shares	Average Price Paid	Announced Plans or	Purchased Under the
Period	Purchased(1)	per Common Share	Programs	Plans or Programs

June 28 through July 25, 2009	313	$39.90	0	Not applicable
July 26 through August 22, 2009	0	Not applicable	Not applicable	Not applicable
August 23 through September 30, 2009	1,325	$41.08	0	Not applicable

Total	1,638	$40.85	0	Not applicable

(1)	Amounts in this column represent Common Shares purchased by the trustee of the rabbi trust established by the Company as permitted pursuant to the terms of The Scotts Company LLC Executive Retirement Plan (the “ERP”). The ERP is an unfunded, non-qualified deferred compensation plan which, among other things, provides eligible employees the opportunity to defer compensation above specified statutory limits applicable to The Scotts Company LLC Retirement Savings Plan and with respect to any Executive Management Incentive Pay (as defined in the ERP), Performance Award (as defined in the ERP) or other bonus awarded to such eligible employees. Pursuant to the terms of the ERP, each eligible employee has the right to elect an investment fund, including a fund consisting of Common Shares (the “Scotts Miracle-Gro Common Stock Fund”), against which amounts allocated to such employee’s account under the ERP, including employer contributions, will be benchmarked (all ERP accounts are bookkeeping accounts only and do not represent a claim against specific assets of the Company). Amounts allocated to employee accounts under the ERP represent deferred compensation obligations of the Company. The Company established the rabbi trust in order to assist the Company in discharging such deferred compensation obligations. When an eligible employee elects to benchmark some or all of the amounts allocated to such employee’s account against the Scotts Miracle-Gro Common Stock Fund, the trustee of the rabbi trust purchases the number of Common Shares equivalent to the amount so benchmarked. All Common Shares purchased by the trustee are purchased on the open market and are held in the rabbi trust until such time as they are distributed pursuant to the terms of the ERP. All assets of the rabbi trust, including any Common Shares purchased by the trustee, remain, at all times, assets of the Company, subject to the claims of its creditors. The terms of the ERP do not provide for a specified limit on the number of Common Shares that may be purchased by the trustee of the rabbi trust.

None of the Common Shares purchased during the three fiscal months in the quarter ended September 30, 2009 were purchased pursuant to a publicly announced plan or program.

ITEM 6.	SELECTED FINANCIAL DATA

Five-Year Summary(1)
For the fiscal year ended September 30,

	2009(2)	2008	2007	2006(2)	2005(2)
	(In millions, except per share amounts)

OPERATING RESULTS(3):
Net sales	$3,141.5	$2,981.8	$2,871.8	$2,697.1	$2,369.3
Gross profit	1,089.0	939.6	1,004.5	955.9	860.4
Income from operations	267.1	98.0	277.1	252.5	200.9
Net income (loss)	153.3	(10.9)	113.4	132.7	100.6
Depreciation and amortization	60.4	70.3	67.5	67.0	67.2
FINANCIAL POSITION:
Working capital	$334.1	$366.8	$412.7	$445.8	$301.6
Current ratio	1.4	1.5	1.7	1.9	1.6
Property, plant and equipment, net	$369.7	$344.1	$365.9	$367.6	$337.0
Total assets	2,220.1	2,156.3	2,277.2	2,217.6	2,018.9
Total debt to total book capitalization(4)	58.1%	69.6%	70.0%	30.8%	27.7%
Total debt	$810.1	$999.5	$1,117.8	$481.2	$393.5
Total shareholders’ equity	584.5	436.7	479.3	1,081.7	1,026.2
CASH FLOWS:
Cash flows from operating activities	$264.6	$200.9	$246.6	$182.4	$226.7
Investments in property, plant and equipment	72.0	56.1	54.0	57.0	40.4
Investments in intellectual property	3.4	4.1	—	—	—
Investments in acquisitions, including seller note payments	10.7	2.7	21.4	122.9	84.6
PER SHARE DATA:
Basic earnings (loss) per common share	$2.36	$(0.17)	$1.74	$1.97	$1.51
Diluted earnings (loss) per common share	2.32	(0.17)	1.69	1.91	1.47
Total cash dividends paid	33.4	32.5	543.6	33.5	8.6
Dividends per common share(5)(6)	0.50	0.50	8.50	0.50	0.125
Stock price at year-end(6)	42.95	23.64	42.75	44.49	43.97
Stock price range — High(6)	44.25	46.90	57.45	50.47	43.97
Stock price range — Low(6)	18.27	16.12	40.57	37.22	30.95
OTHER:
Adjusted EBITDA(7)	$350.5	$318.4	$382.6	$385.9	$291.5
Interest coverage (Adjusted EBITDA/interest expense)(7)	6.2	3.9	5.4	9.7	7.0
Weighted average common shares outstanding	65.0	64.5	65.2	67.5	66.8
Common shares and dilutive potential common shares used in diluted EPS calculation	66.1	64.5	67.0	69.4	68.6

(1)	All common share and per share information presented in the above five-year summary have been adjusted to reflect the 2-for-1 stock split of the common shares which was distributed on November 9, 2005 to shareholders of record on November 2, 2005.

(2)	Fiscal 2009 includes Humax Horticulture Limited from the October 1, 2008 date of acquisition. Fiscal 2006 includes Rod McLellan Company, Gutwein & Co., Inc. and certain brands and assets acquired from Turf-Seed, Inc. and Landmark Seed Company from the dates of acquisition. Fiscal 2005 includes Smith & Hawken® from the October 2, 2004 date of acquisition. See further discussion of certain of the acquisitions in “NOTE 8. ACQUISITIONS” of the Notes to Consolidated Financial Statements included in this Annual Report on Form 10-K.

(3)	Operating results include the following items segregated by lines affected as set forth on the Consolidated Statements of Operations included with the Consolidated Financial Statements included in this Annual Report on Form 10-K.

	For the Fiscal Year Ended September 30,
	2009	2008	2007	2006	2005

Net sales includes the following relating to the Roundup® Marketing Agreement:
Net commission income, excluding the deferred contribution charge	$51.4	$44.3	$41.9	$39.9	$40.4
Reimbursements associated with the Roundup® Marketing Agreement	67.8	58.0	47.7	37.6	40.7
Deferred contribution charge	—	—	—	—	(45.7)
Cost of sales includes:
Costs associated with the Roundup® Marketing Agreement	67.8	58.0	47.7	37.6	40.7
Impairment, restructuring, and other charges (income)	6.6	15.1	—	0.1	(0.3)
Product registration and recall matters	11.7	27.2	—	—	—
Selling, general and administrative includes:
Restructuring and other charges	8.1	—	2.7	9.3	9.8
Impairment charges	—	121.7	35.3	66.4	23.4
Product registration and recall matters	16.8	12.7	—	—	—
Interest expense includes:
Costs related to refinancings	—	—	18.3	—	1.3

(4)	The total debt to total book capitalization percentage is calculated by dividing total debt by total debt plus shareholders’ equity.

(5)	Scotts Miracle-Gro began paying a quarterly dividend of 12.5 cents per common share in the fourth quarter of fiscal 2005.

(6)	Scotts Miracle-Gro paid a special one-time cash dividend of $8.00 per common share on March 5, 2007. Stock prices have not been adjusted for this special one-time cash dividend.

(7)	Given our significant borrowings, we view our credit facilities as material to our ability to fund operations, particularly in light of our seasonality. Please refer to “ITEM 1A. RISK FACTORS — The Amount of Our Debt Could Adversely Affect Our Ability to Obtain Financing in the Future, React to Changes in Our Business and Satisfy Our Obligations, Adversely Impacting Our Financial Condition” in this Annual Report on Form 10-K for a more complete discussion of the risks associated with our debt and our credit facilities and related covenants. Our ability to generate cash flows sufficient to cover our debt service costs is essential to our ability to maintain our borrowing capacity. We believe that Adjusted EBITDA provides additional information for determining our ability to meet debt service requirements. The presentation of Adjusted EBITDA herein is intended to be consistent with the calculation of that measure as required by our borrowing arrangements, and used to calculate a leverage ratio (maximum of 3.75 at September 30, 2009) and an interest coverage ratio (minimum of 3.50 for the year ended September 30, 2009). Our leverage ratio was 3.20 at September 30, 2009 and our interest coverage ratio was 6.20 for the year ended September 30, 2009.

In accordance with the terms of our credit facilities, Adjusted EBITDA is defined as net income (loss) before interest, taxes, depreciation and amortization as well as certain other items such as the impact of discontinued operations, the cumulative effect of changes in accounting, costs associated with debt refinancing and other non-recurring, non-cash items affecting net income. Adjusted EBITDA is not intended to represent cash flow from operations as defined by generally accepted accounting principles and should not be used as an alternative to net income as an indicator of operating performance or to cash flow as a measure of liquidity.

Interest coverage is calculated as Adjusted EBITDA divided by interest expense excluding costs related to refinancings.

A numeric reconciliation of net income (loss) to Adjusted EBITDA is as follows (in millions):

	2009	2008	2007	2006	2005

Net income (loss)	$153.3	$(10.9)	$113.4	$132.7	$100.6
Interest	56.4	82.2	70.7	39.6	41.5
Income taxes	57.4	26.7	74.7	80.2	57.7
Deprecation and amortization	60.4	70.3	67.5	67.0	67.2
Loss on impairment and other charges	7.4	136.8	38.0	66.4	23.4
Smith & Hawken® closure process, non-cash portion	12.7	—	—	—	—
Product registration and recall matters, non-cash portion	2.9	13.3	—	—	—
Costs related to refinancings	—	—	18.3	—	1.3
Discontinued operations	—	—	—	—	(0.2)

Adjusted EBITDA	$350.5	$318.4	$382.6	$385.9	$291.5

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The purpose of this discussion is to provide an understanding of the financial condition and results of operations of The Scotts Miracle-Gro Company (“Scotts Miracle-Gro”) and its subsidiaries (collectively, together with Scotts Miracle-Gro, the “Company”, “we” or “us”) by focusing on changes in certain key measures from year-to-year. Management’s Discussion and Analysis (“MD&A”) is divided into the following sections:

•	Executive summary

•	Results of operations

•	Management’s outlook

•	Liquidity and capital resources

•	Critical accounting policies and estimates

Executive Summary

We are dedicated to delivering strong, consistent financial results and outstanding shareholder returns by providing products of superior quality and value in order to enhance consumers’ outdoor living environments. We are a leading manufacturer and marketer of consumer branded non-durable products for lawn and garden care and professional horticulture in North America and Europe. We are Monsanto’s exclusive agent for the marketing and distribution of consumer Roundup® non-selective herbicide products within the United States and other contractually specified countries. We have a presence in similar consumer branded and professional horticulture products in Australia, the Far East, Latin America and South America. In the United States, we operate Scotts LawnService®, the second largest residential lawn care service business. Our operations are divided into the following reportable segments: Global Consumer, Global Professional, Scotts LawnService® and Corporate & Other. The Corporate & Other segment consists of the Smith & Hawken® business and corporate general and administrative expenses. On July 8, 2009, we announced that we were commencing a process to close the Smith & Hawken® stores. As of November 17, 2009, all Smith & Hawken® stores had been closed with operational activity expected to be substantially complete by December 31, 2009.

As a leading consumer branded lawn and garden company, our marketing efforts are largely focused on providing innovative and differentiated products and on continually increasing brand and product awareness to inspire consumers and create retail demand. We have successfully applied this model for a number of years, consistently increasing our investment in research and development and investing approximately 5% of our annual net sales in advertising to support and promote our products and brands. We continually explore new and innovative ways to communicate with consumers. We believe that we receive a significant return on these expenditures and anticipate a similar level of research and development, advertising and marketing investments in the future, with the continuing objective of driving category growth and increasing market share.

Our sales are susceptible to global weather conditions. For instance, periods of wet weather can adversely impact sales of certain products, while increasing demand for other products. We believe that our diversified product line provides some mitigation to this risk. We also believe that our broad geographic diversification further reduces this risk.

	Percent of Net Sales by Quarter
	2009	2008	2007

First Quarter	10.1%	10.4%	9.5%
Second Quarter	30.6%	32.1%	34.6%
Third Quarter	40.7%	39.3%	38.2%
Fourth Quarter	18.6%	18.2%	17.7%

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

Management focuses on a variety of key indicators and operating metrics to monitor the financial condition and performance of our business. These metrics include consumer purchases (point-of-sale data), market share, net sales (including unit volume, pricing, product mix and foreign exchange movements), organic sales growth (net sales growth excluding the impact of foreign exchange movements, product recalls, and acquisitions), gross profit margins, income from operations, net income and earnings per share. To the extent applicable, these measures are evaluated with and without impairment, restructuring and other charges, which management believes are not indicative of the ongoing earnings capabilities of our businesses. We also focus on measures to optimize cash flow and return on invested capital, including the management of working capital and capital expenditures.

Given our historical performance and consistent cash flows, we undertook a number of actions beginning in fiscal 2005 to return cash to our shareholders. We began paying a quarterly cash dividend of 12.5 cents per share in the fourth quarter of fiscal 2005. In fiscal 2006, we launched a five-year, $500 million share repurchase program pursuant to which we repurchased 2.0 million common shares for an aggregate purchase price of $87.9 million during fiscal 2006. In December 2006, we announced a recapitalization plan to return $750 million to our shareholders. This plan expanded and accelerated the previously announced five-year, $500 million share repurchase program (which was canceled). Pursuant to the recapitalization plan, in February 2007, we repurchased 4.5 million of our common shares for an aggregate purchase price of $245.5 million ($54.50 per share) and paid a special one-time cash dividend of $8.00 per share ($508 million in the aggregate) in early March 2007.

In order to fund this recapitalization, we entered into credit facilities totaling $2.15 billion and terminated our prior credit facility. Please refer to “NOTE 11. DEBT” to the Consolidated Financial Statements included in this Annual Report on Form 10-K for further information as to the credit facilities and the repayment and termination of our prior credit facility and our 6 5/8% senior subordinated notes.

Product Registration and Recall Matters

In April 2008, we became aware that a former associate apparently deliberately circumvented our policies and U.S. Environmental Protection Agency (“U.S. EPA”) regulations under the Federal Insecticide, Fungicide, and Rodenticide Act of 1947, as amended (“FIFRA”), by failing to obtain valid registrations for certain products and/or causing certain invalid product registration forms to be submitted to regulators. Since that time, we have been cooperating with both the U.S. EPA and the U.S. Department of Justice (the “U.S. DOJ”) in related civil and criminal investigations into our pesticide product registration issues.

In late April of 2008, in connection with the U.S. EPA’s investigation, we conducted a consumer-level recall of certain consumer lawn and garden products and a Scotts LawnService® product. Subsequently, the Company and the U.S. EPA agreed upon a Compliance Review Plan for conducting a comprehensive, independent review of our product registration records. Pursuant to the Compliance Review Plan, an independent third-party firm, Quality Associates Incorporated (“QAI”), reviewed substantially all of our U.S. pesticide product registrations and associated advertising, some of which were historical in nature and no longer related to sales of our products. The U.S. EPA investigation and the QAI review process resulted in the temporary suspension of sales and shipments of certain products. In addition, as the QAI review process or our internal review identified potential FIFRA registration issues (some of which appear unrelated to the actions of the former associate), we endeavored to stop selling or distributing the affected products until the issues could be resolved. QAI’s review of our U.S. pesticide product registrations and associated advertisements is now substantially complete. The results of the QAI review process did not materially affect, and are not expected to materially affect, our fiscal 2009 and fiscal 2010 sales, respectively.

In late 2008, the Company, and its indirect subsidiary, EG Systems, Inc., doing business as Scotts LawnService® were named as defendants in a purported class action filed in the U.S. District Court for the Eastern District of Michigan relating to Scotts LawnService® application of certain pesticide products. In the suit, Mark Baumkel, on behalf of himself and the purported classes, sought an unspecified amount of damages, plus costs and attorneys’ fees, for alleged claims involving breach of contract, unjust enrichment and violation of the state of Michigan’s consumer protection act. On September 28, 2009, the court granted the Company’s and Scotts

LawnService’s motion and dismissed the suit with prejudice. Since that time, the Company and Mr. Baumkel have agreed to a confidential settlement that, among other things, precludes an appeal of the decision. The impact of the confidential settlement did not, and will not, materially affect our financial condition, results of operations or cash flows.

In fiscal 2008, we conducted a voluntary recall of certain of our wild bird food products due to a formulation issue. Certain wild bird food products had been treated with pest control additives to avoid insect infestation, especially at retail stores. While the pest control additives had been labeled for use on certain stored grains that can be processed for human and/or animal consumption, they were not labeled for use on wild bird food products. In October, 2008, the U.S. Food & Drug Administration concluded that the recall had been completed and that there had been proper disposition of the recalled products. The results of the wild bird food recall did not materially affect our fiscal 2009 financial condition, results of operations or cash flows.

As a result of these registration and recall matters, we have reversed sales associated with estimated returns of affected products, recorded charges for affected inventory and recorded other registration and recall-related costs. The effects of these adjustments were pre-tax charges of $28.6 million and $51.1 million for the years ended September 30, 2009 and 2008, respectively. We expect to incur an additional $10-$15 million in fiscal 2010 on recall and registration matters, excluding possible fines, penalties, judgments and/or litigation costs. We expect that these charges will include costs associated with the rework of certain finished goods inventories, the potential disposal of certain products and ongoing third-party professional services related to the U.S. EPA and U.S. DOJ investigations.

The U.S. EPA and U.S. DOJ investigations continue and may result in future state, federal or private rights of action including fines and/or penalties with respect to known or potential additional product registration issues. Until the U.S. EPA and U.S. DOJ investigations are complete, we cannot reasonably determine the scope or magnitude of possible liabilities that could result from known or potential product registration issues, and no reserves for these potential liabilities have been established as of September 30, 2009. However, it is possible that such liabilities, including fines, penalties, judgments and/or litigation costs could be material and have an adverse effect on our financial condition, results of operations or cash flows.

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

Results of Operations

The following table sets forth the components of income and expense as a percentage of net sales for the three years ended September 30, 2009:

	2009	2008	2007

Net sales	100.0%	100.0%	100.0%
Cost of sales	64.7	67.1	65.0
Cost of sales — impairment, restructuring and other charges	0.2	0.5	—
Cost of sales — product registration and recall matters	0.4	0.9	—

Gross profit	34.7	31.5	35.0
Operating expenses:
Selling, general and administrative	25.4	24.1	24.4
SG&A — impairment, restructuring and other charges	0.3	4.1	1.4
SG&A — product registration and recall matters	0.5	0.4	—
Other income, net	—	(0.4)	(0.4)

Income from operations	8.5	3.3	9.6
Costs related to refinancing	—	—	0.6
Interest expense	1.8	2.8	2.5

Income before income taxes	6.7	0.5	6.5
Income taxes	1.8	0.9	2.6

Net income (loss)	4.9%	(0.4)%	3.9%

Net Sales

Consolidated net sales for fiscal 2009 increased 5.4% to $3.14 billion from $2.98 billion in fiscal 2008. Net sales for fiscal 2008 increased 3.8% to $2.98 billion from $2.87 billion in fiscal 2007. Organic net sales growth, which excludes the impact of changes in foreign exchange rates, product recalls and acquisitions, was 8.9% and 2.3% for fiscal 2009 and fiscal 2008, respectively, as noted in the following table:

	2009	2008

Net sales growth	5.4%	3.8%
Acquisitions	(0.2)	(0.3)
Foreign exchange rates	3.7	(2.0)
Product recall matters — returns	—	0.8

Organic net sales growth	8.9%	2.3%

Organic net sales in the Global Consumer segment increased 12.5% in fiscal 2009, driven by 14.8% growth in North America. We believe the North America growth was attributable to a variety of factors, including increased marketing efforts, support received from our retail partners, product innovation, new private label business and improvements to our sales force. Global Professional organic net sales declined 7.6% primarily driven by the decrease in net sales for the North America Professional business, which was negatively impacted by the significant drop in demand due to the downturn in commercial and residential construction and customer inventory build-ups in fiscal 2008 in anticipation of price increases. Organic net sales for Scotts LawnService® declined by 6.6% due to the anticipated decrease in customer count driven by macroeconomic factors. Corporate & Other organic net sales growth, which pertains primarily to Smith & Hawken®, increased 1.4% in fiscal 2009.

Global Consumer organic net sales increased approximately 1.6% for fiscal 2008 as a result of a number of factors, including the overall economic climate in the United States, as well as unfavorable early spring weather conditions. Organic net sales in our Global Professional segment grew 17.2%, driven by strong demand for the proprietary technology used in that segment and pricing actions that prompted customer inventory build-ups in fiscal 2008 in anticipation of price increases. Despite a reduction in customer count, Scotts LawnService® experienced organic net sales growth of 4.0% primarily due to higher selling prices. Corporate & Other organic net sales decreased 13.9%, primarily driven by declines across all channels of the Smith & Hawken® business.

Gross Profit

As a percentage of net sales, gross profit was 34.7% of net sales for fiscal 2009 compared to 31.5% for fiscal 2008. The increase in gross profit rates was primarily driven by increased selling prices net of increased commodity costs, and cost productivity improvements. Product registration and recall matters unfavorably impacted gross profit rates by 30 and 110 basis points for fiscal 2009 and 2008, respectively. Impairment, restructuring and other charges unfavorably impacted gross profit rates by 20 and 50 basis points for fiscal 2009 and 2008, respectively.

As a percentage of net sales, gross profit was 31.5% of net sales for fiscal 2008 compared to 35.0% for fiscal 2007. The decrease in gross profit rates was primarily driven by increased commodity costs, which unfavorably impacted all operating segments, and the product registration and recall matters and impairment, restructuring and other charges noted above.

Selling, General and Administrative Expenses

The following table shows the major components of SG&A for the three years ended September 30, 2009:

	2009	2008	2007
	(In millions)

Advertising	$141.2	$142.4	$150.9
Advertising as a percentage of net sales	4.5%	4.8%	5.3%
Other SG&A	$631.8	$547.1	$519.2
Stock-based compensation	14.5	12.5	15.5
Amortization of intangibles	11.7	15.6	15.3

	$799.2	$717.6	$700.9

Advertising expenses in fiscal 2009 were $141.2 million compared to $142.4 million in fiscal 2008. Excluding the impact of foreign exchange movements, advertising expense increased in fiscal 2009 by $2.4 million, or 1.7%, driven by increased spending in the North America Consumer business, substantially offset by reductions in Scotts LawnService® and International Consumer. Advertising expenses in fiscal 2008 were $142.4 million, a decrease of $8.5 million, or 5.6%, from fiscal 2007. The decline in fiscal 2008 was 6.7% excluding foreign exchange movements. During fiscal 2009 and fiscal 2008, we shifted some spending from media to consumer promotions and other trade expense, the costs of which are netted against sales rather than classified as SG&A.

In fiscal 2009, other SG&A spending increased $84.7 million, or 15.5%, from fiscal 2008. Excluding the impact of foreign exchange movements, other SG&A spending increased 19.1% in fiscal 2009 primarily driven by increased variable compensation. Other increases in SG&A spending, designed to drive long-term growth, included research and development, sales force, regulatory and technology. In addition, non-revenue enhancing areas, including pension and health care costs, increased in fiscal 2009. In fiscal 2008, other SG&A spending increased $27.9 million or 5.4% from fiscal 2007. Excluding the impact of foreign exchange movements, other SG&A spending increased 3.2% in fiscal 2008 due to increased investments focused principally within the sales force, research and development and marketing areas of the North America portion of the Global Consumer segment.

The majority of our stock-based awards vest over three years, with the associated expense recognized ratably over the vesting period. In certain cases, such as individuals who are eligible for early retirement based on their age and years of service, the vesting period is shorter than three years. The increase in stock-based compensation expense in fiscal 2009 was primarily due to the acceleration of expense for 2009 awards granted to key employees who are approaching eligibility for early retirement, as well as an increase in the total value of equity awards granted in fiscal 2009. The decrease in stock-based compensation expense in fiscal 2008 as compared to fiscal 2007 was primarily attributable to a change in the Board of Directors equity compensation plan effective in February 2008, which resulted in the majority of associated expense being recognized ratably over the Board of Directors’ service period, compared to previous years’ grants where the associated expense was recorded entirely in the year of the grant.

Amortization expense was $11.7 million in fiscal 2009, compared to $15.6 million and $15.3 million in fiscal 2008 and 2007, respectively. The decline in fiscal 2009 was driven by the reduction of amortizing intangible assets due to the impairment charges recorded in fiscal 2008, assets that became fully amortized in fiscal 2009, and foreign exchange movements.

Impairment, Restructuring and Other Charges

The breakdown of Impairment, Restructuring and Other Charges for the three years ended September 30, 2009 is as follows:

	2009	2008	2007
	(In millions)

SG&A — Smith & Hawken® closure process	$8.1	$—	$—
SG&A — product registration and recall matters	16.8	12.7	—
Goodwill and intangible asset impairment	—	120.0	35.3
Property, plant and equipment impairment	—	1.7	—
Other	—	—	2.7

	$24.9	$134.4	$38.0

Our annual goodwill and indefinite life intangible impairment testing is performed as of the first day of our fiscal fourth quarter. We engaged an independent valuation firm to assist in our impairment assessment reviews. The impairment analysis for the fourth quarter of fiscal 2009 indicated that no charge for impairment was required. We recorded $16.8 million of SG&A-related product registration and recall costs during fiscal 2009 which primarily related to a third-party compliance review, as well as legal and consulting fees. In addition, we recorded $8.1 million of SG&A costs related to the Smith & Hawken® closure process, primarily comprised of third-party agency fees and severance.

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

Our third quarter fiscal 2008 interim impairment review resulted in a non-cash charge of $123.3 million to reflect the decline in the fair value of certain goodwill and other assets evidenced by the decline in the Company’s common shares. No further adjustments to the goodwill portion of this impairment charge were required as a result of the completion of Step 2 of the goodwill impairment test in the fourth quarter of fiscal 2008. However, an additional impairment charge of $13.5 million was recorded in the fourth quarter of fiscal 2008, primarily related to leasehold improvements of Smith & Hawken®. In total, the fiscal 2008 impairment charges were comprised of $80.8 million for goodwill, $19.0 million related to indefinite-lived tradenames and $37.0 million for long-lived assets. Of the $37.0 million impairment charge recorded for long-lived assets, $15.1 million was recorded in cost of sales. On a reportable segment basis, $64.5 million of the impairment charges were in Global Consumer and $38.4 million were in Global Professional, with the remaining $33.9 million in Corporate & Other.

The Company recorded $12.7 million of SG&A-related product registration and recall costs during fiscal 2008 which primarily related to third-party compliance review, legal and consulting fees.

Our fourth quarter fiscal 2007 impairment review resulted in a non-cash goodwill and intangible asset impairment charge of $35.3 million, of which $29.2 million related to the Smith & Hawken® goodwill and intangibles, $2.2 million was for a goodwill impairment charge for our turfgrass biotechnology program and $3.9 million was associated with technology initiatives in our Scotts LawnService® segment. Other charges in fiscal 2007 related to inventory write-downs and ongoing monitoring and remediation costs associated with our turfgrass biotechnology program.

Other Income, net

Other income, net was $2.2 million in fiscal 2009, compared to $10.4 million and $11.5 million for fiscal 2008 and fiscal 2007, respectively. The decline in fiscal 2009 was driven by decreased royalty income and the net loss on sale of assets.

Income from Operations

Income from operations in fiscal 2009 was $267.1 million compared to $98.0 million in fiscal 2008, an increase of $169.1 million. Fiscal 2009 was negatively impacted by costs related to product registration and recall matters ($28.6 million) and the Smith & Hawken® closure process ($14.7 million) that, when excluded, result in income from operations of $310.4 million. Fiscal 2008 was negatively impacted by impairment charges ($136.8 million) and product registration and recall costs ($51.1 million) that, when excluded, result in income from operations of $285.9 million. Excluding the impairment, restructuring and other charges and product registration and recall costs, income from operations increased by $24.5 million, or 8.6%, in fiscal 2009, primarily driven by increased net sales and gross margins that were partially offset by an increase in SG&A spending.

Income from operations in fiscal 2008 was $98.0 million compared to $277.1 million in fiscal 2007, a decrease of $179.1 million. Fiscal 2007 was negatively impacted by impairment and other charges ($38.0 million) that, when excluded, result in income from operations of $315.1 million. Excluding impairment and other charges and product registration and recall costs, income from operations declined by $29.2 million, or 9.3%, in 2008, primarily driven by increased commodity costs which more than offset price increases passed onto our customers.

Interest Expense and Refinancing Activities

Interest expense in fiscal 2009 was $56.4 million compared to $82.2 million and $70.7 million in fiscal 2008 and fiscal 2007, respectively. The decrease in fiscal 2009 was primarily due to a decline in our borrowing rates and a reduction in average debt outstanding, as well as the favorable impact of foreign exchange rates. Weighted-average interest rates decreased by 131 basis points during fiscal 2009. Average borrowings also decreased by approximately $170 million during fiscal 2009. The increase in interest expense in fiscal 2008 was primarily attributable to an increase in average borrowings resulting from the recapitalization transactions that were consummated during the second quarter of fiscal 2007.

Income Taxes

A reconciliation of the federal corporate income tax rate and the effective tax rate on income before income taxes from continuing operations for the three years ended September 30, 2009 is summarized below:

	2009	2008	2007

Statutory income tax rate	35.0%	35.0%	35.0%
Effect of foreign operations	(0.7)	(4.5)	(0.5)
State taxes, net of federal benefit	2.3	0.6	1.6
Change in state NOL and credit carryforwards	(0.4)	(1.3)	(0.2)
Research & Development tax credit	(0.5)	(4.7)	(0.5)
Change in valuation allowances	(8.8)	106.9	1.0
Effect of goodwill impairment and other permanent differences	(0.7)	42.3	4.8
Other	1.0	(5.7)	(1.5)

Effective income tax rate	27.2%	168.6%	39.7%

The effective tax rate for fiscal 2009 was 27.2% compared to 168.6% in fiscal 2008 and 39.7% in fiscal 2007. The effective tax rates were higher for fiscal 2008 and fiscal 2007 due to goodwill impairment charges ($80.8 million and $26.8 million in fiscal 2008 and 2007, respectively), which are not fully deductible for tax purposes. Fiscal 2009 income tax expense includes the reduction of $18.4 million of valuation allowances recorded in prior years to fully reserve deferred tax assets that originated from impairment charges recorded for the Smith &

Hawken® business in fiscal 2007 and fiscal 2008. In fiscal 2008, when we were attempting to sell Smith & Hawken®, we concluded that we would not receive any future tax benefit from these deferred tax assets as a stock sale would have resulted in a non-deductible capital loss. Given our fourth quarter fiscal 2009 decision to close the Smith & Hawken® business, we concluded that the losses generated would be deducted for tax purposes. As a result, the deferred tax asset valuation allowances recorded in fiscal 2008 associated with these impairment charges were eliminated, thereby decreasing the effective tax rate for fiscal 2009.

Net Income (Loss) and Earnings (Loss) per Share

We reported net income of $153.3 million or $2.32 per diluted share in fiscal 2009 compared to a net loss of $10.9 million or $0.17 per diluted share in fiscal 2008. In fiscal 2009, we incurred $28.6 million of costs related to product registration and recall matters, as well as Smith & Hawken® closure related costs totaling $14.7 million. Fiscal 2008 was unfavorably impacted by $136.8 million of impairment charges, as well as $51.1 million in costs associated with product registration and recall matters. Excluding these items, the increase in fiscal 2009 net income was primarily driven by increased net sales, led by double-digit growth in the North America consumer business. In addition, gross margin rates improved due to pricing increases in excess of increased commodity costs and cost productivity improvements. The growth in net sales and gross margins was partially offset by an increase in SG&A spending. Challenging weather conditions in March 2008 negatively impacted net sales for the largest part of our business, the Global Consumer segment. Additionally, commodity costs increased significantly in fiscal 2008. Diluted weighted-average common shares outstanding increased from 64.5 million in fiscal 2008 to 66.1 million in fiscal 2009. Diluted average common shares included 1.1 million equivalent shares for fiscal 2009. We excluded 0.9 million potential common shares from the fiscal 2008 diluted loss per share calculation because their effect was anti-dilutive. The changes in diluted average common shares are primarily driven by an increase in the Company’s common share price.

We reported net income of $113.4 million or $1.69 per diluted share in fiscal 2007 compared to the net loss of $10.9 million or $0.17 per diluted share in fiscal 2008. Fiscal 2007 was unfavorably impacted by $35.3 million of goodwill and intangible asset impairment charges and $2.7 million of other charges, as well as costs related to refinancing of $18.3 million. Fiscal 2008 results from operations were significantly impacted by the charges noted above. Excluding these items, the reduction in fiscal 2008 net income was attributable to higher commodity costs and the negative effects on net sales of adverse early spring weather conditions. Diluted weighted-average common shares outstanding decreased from 67.0 million in fiscal 2007 to 64.5 million in fiscal 2008, due to the 4.5 million common shares repurchased as part of the recapitalization consummated during the second quarter of fiscal 2007, weighted for the period outstanding, and offset by common shares issued upon the exercise of share-based awards and the vesting of restricted stock.

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

The following tables present the segment information for the three years ended September 30, 2009 (certain costs not allocated to business segments for internal management reporting purposes are not allocated for purposes of this presentation):

Net Sales by Segment

	2009	2008	2007
	(In millions)

Global Consumer	$2,457.6	$2,250.1	$2,176.2
Global Professional	293.1	348.8	281.9
Scotts LawnService®	231.1	247.4	230.5
Corporate & Other	160.8	158.6	184.0

Segment total	3,142.6	3,004.9	2,872.6
Roundup® amortization	(0.8)	(0.8)	(0.8)
Product registrations and recall matters-returns	(0.3)	(22.3)	—

Consolidated	$3,141.5	$2,981.8	$2,871.8

Income (Loss) from Operations by Segment

	2009	2008	2007
	(In millions)

Global Consumer	$429.3	$344.5	$379.1
Global Professional	19.4	33.7	31.3
Scotts LawnService®	19.0	11.3	11.3
Corporate & Other	(144.8)	(87.2)	(90.5)

Segment total	322.9	302.3	331.2
Roundup® amortization	(0.8)	(0.8)	(0.8)
Other amortization	(11.7)	(15.6)	(15.3)
Product registrations and recall matters	(28.6)	(51.1)	—
Impairment of assets	—	(136.8)	(35.3)
Restructuring and other charges	(14.7)	—	(2.7)

Consolidated	$267.1	$98.0	$277.1

Global Consumer

Global Consumer segment net sales were $2.46 billion in fiscal 2009 compared to $2.25 billion in fiscal 2008, an increase of 9.2%. Organic net sales growth for fiscal 2009 was 12.5%, including the favorable impact of price increases of 6.7%. Foreign exchange movements decreased net sales by 3.3% for fiscal 2009. Within Global Consumer, organic net sales in North America increased 14.8% for fiscal 2009, which included the favorable impact of higher selling prices of 7.4%. Sales of our products to consumers at retail (point-of-sales) for our three largest U.S. customers increased by 15.0% for fiscal 2009, driven by higher sales in all major categories, led by growing media, lawn fertilizers, and plant foods. Organic net sales in Europe increased by 1.1% for fiscal 2009, which included the favorable impact of price increases of 3.3%. Strong growth in the United Kingdom, led by growing media and lawn fertilizer categories, and Eastern Europe was offset by declines in sales in France and Central Europe caused by inventory de-load by retailers and a slow pesticide season.

Global Consumer segment operating income for fiscal 2009 was $429.3 million, an increase of $84.8 million, or 24.6%, compared to fiscal 2008. Excluding the impact of foreign exchange movements, segment operating income increased by $91.7 million, or 26.6%, for fiscal 2009. The increase in operating income was primarily driven by the increase in net sales accompanied by improvement in gross margin rate of 280 basis points for fiscal 2009. The increase in gross margin rate was primarily the result of pricing and cost productivity improvements, partially offset by commodity cost increases. The improvements in net sales and gross margin rates were partially offset by increases in SG&A spending, primarily related to higher advertising and promotional spending, higher selling and research and development costs, and increased variable compensation.

Global Consumer segment net sales were $2.25 billion in fiscal 2008 compared to $2.18 billion in fiscal 2007, an increase of 3.4%. Organic net sales growth for fiscal 2008 increased approximately 1.6%, which included pricing actions that increased net sales by 4.1%. Foreign exchange movements increased net sales by 1.8% for fiscal 2008. Organic net sales in North America were flat, which included the impact of price increases of 4.7%. North America point-of-sales for our three largest U.S. customers increased by 2.2% for fiscal 2008, driven by growing media products, where consumers traded up for branded, value-added solutions. Point-of-sales for our lawn products, comprised of fertilizers, grass seed, and durables, decreased by 1.1% primarily due to the late start to the lawn and garden season, resulting in reduced sales of higher priced lawn fertilizer combination products. Ortho® point-of-sales decreased by 5.2% in fiscal 2008, while the point-of-sales in the wild bird food category increased by 16.0% primarily due to pricing. Organic net sales in Europe increased by 2.0% in 2008, driven by growth in France and Central Europe as the result of improved marketing programs and new products. This growth offset the decreased net sales in the United Kingdom where the economic environment was more challenging and competition was more aggressive.

Global Consumer segment operating income decreased by $34.6 million or 9.1% in fiscal 2008. The decrease in operating income was driven primarily by a decrease in gross margin rates of 160 basis points. The decrease in gross margin rates was largely the result of higher commodity costs, which more than offset price increases. SG&A spending, including media advertising, increased 3.7% in fiscal 2008 primarily related to higher selling and research and development costs.

Global Professional

Global Professional segment net sales decreased $55.7 million, or 16.0%, in fiscal 2009. Organic net sales declined 7.6%, which included increased pricing of 9.9%. Foreign exchange movements decreased net sales by 10.5%. Net sales from Humax Horticulture Limited, a privately-owned growing media company in the United Kingdom acquired by the Company on October 1, 2008 were $7.3 million in fiscal 2009, resulting in 2.1% growth. While organic net sales for the European and Emerging Markets Professional businesses increased by 1.8% and 5.7%, respectively, organic net sales for the North America Professional business, including its seed business, declined 28.3% in fiscal 2009, driven by the downturn in commercial and residential construction and customer inventory build-ups in fiscal 2008 in anticipation of price increases.

Global Professional segment operating income decreased $14.3 million in fiscal 2009, or $9.4 million excluding the impact of foreign exchange rates. The decline in operating income was primarily attributable to the reduction in net sales and a $9.9 million inventory write-down necessitated by the significant decline in the market pricing and demand for professional grass seed in North America.

Global Professional segment net sales increased $66.9 million, or 23.7%, in fiscal 2008. Organic net sales increased by 17.2% driven primarily by strong demand for our proprietary technology. Pricing actions increased net sales by 7.8%. Global Professional segment operating income increased by $2.4 million in fiscal 2008 as the strong growth in net sales was partially offset by increased commodity costs and SG&A spending, primarily related to selling costs.

Scotts LawnService®

Compared to fiscal 2008, Scotts LawnService® net sales decreased 6.6% to $231.1 million in fiscal 2009 primarily related to macroeconomic pressures that have reduced customer count. Despite the decline in net sales, the Scotts LawnService® segment operating income increased $7.7 million to $19.0 million in fiscal 2009. The improved operating results were driven by more efficient marketing and sales programs, improved labor productivity, and declines in fuel and fertilizer costs.

Compared to fiscal 2007, Scotts LawnService® net sales increased 7.3% to $247.4 million in fiscal 2008. The increase for fiscal 2008 was the result of organic growth of 4.0% and acquisition growth of 3.3%. Despite macroeconomic pressures that reduced customer count, the business grew in part due to increased penetration on tree, shrub and insect services and a reduction in customer cancels due to issues with service or results. Additionally, the shift of late season lawn treatments to the first quarter of fiscal 2008 positively impacted net sales. The Scotts LawnService® segment operating income was flat compared to fiscal 2007 as the net sales and gross margin growth were offset by an increase in SG&A spending.

Corporate & Other

Net sales for the Corporate & Other segment, which pertain primarily to Smith & Hawken®, increased $2.2 million in fiscal 2009 primarily due to higher fourth quarter sales following our Smith & Hawken® closure announcement. The operating loss for Corporate & Other increased by $57.6 million in fiscal 2009 primarily driven by increased variable compensation and retention costs, higher information technology spending, increased regulatory and compliance costs, and higher pension and health care costs.

On July 8, 2009, we announced that we intend to cease operating the Smith & Hawken® business by the end of the calendar year. We incurred $14.7 million of pre-tax charges in fiscal 2009 related to the Smith & Hawken® closure process, primarily related to the termination of retail site lease obligations, third-party agency fees, charges related to inventory, and severance and benefit commitments. We expect to incur approximately $20-$25 million of pre-tax charges in fiscal 2010 related to the closure process. Based on our best estimates, we expect the overall cash impact to be neutral to slightly positive driven by the liquidation of working capital and anticipated tax benefits, offsetting the related charges. As of November 17, 2009, all Smith & Hawken® stores had been closed, and we will begin reporting the Smith & Hawken® business as a discontinued operation in the first quarter of fiscal 2010.

Net sales for the Corporate & Other segment decreased $25.4 million or 13.8% in fiscal 2008, reflecting decreased net sales across all channels of Smith & Hawken®. The operating loss for Corporate & Other decreased by $3.3 million in fiscal 2008 primarily due to lower net Corporate spending.

Management’s Outlook

We are pleased with our performance in fiscal 2009. Despite the global recession and significant declines in consumer confidence, we delivered record net sales, crossing the $3.0 billion mark for the first time in our history. Our sales results were driven primarily by strong point of sales growth in our North America consumer business. In addition, net cash provided by operating activities less capital investments, or free cash flow, amounted to $189.2 million.

Our strong results in fiscal 2009 have laid a foundation for another successful year in fiscal 2010. Excluding financial results of Smith & Hawken®, we anticipate net sales growth of 3% to 5% in fiscal 2010 primarily driven by unit volume growth in our Global Consumer business. We also anticipate that gross margin rates will be flat compared to fiscal 2009 and that expenditures on SG&A will be consistent with fiscal 2009. Interest expense is expected to decline slightly in fiscal 2010. Excluding the impact of product registration and recall costs and Smith & Hawken®, we anticipate earnings per share growth in the mid-to-high teens.

In the long-term, the Company remains focused on continuing to improve its free cash flow and return on invested capital, both of which the Company believes are important drivers of shareholder value. Our regular quarterly dividend will allow us to continue to return funds to shareholders while maintaining our targeted capital structure.

For certain information concerning our risk factors, see “ITEM 1A. RISK FACTORS,” in this Annual Report on Form 10-K.

Liquidity and Capital Resources

Operating Activities

Cash provided by operating activities increased by $63.7 million from $200.9 million in fiscal 2008 to $264.6 million in fiscal 2009. Net income (loss) plus non-cash impairment and other charges, stock-based compensation expense, depreciation and amortization increased by $24.6 million, from $208.7 million in fiscal

2008 to $233.3 million in fiscal 2009, primarily due to higher operating income in our Global Consumer segment. Fiscal 2009 operating cash flows were unfavorably impacted by an increase in inventory caused primarily by higher input costs and additional professional grass seed inventory resulting from a significant drop in demand. The increase in inventory was offset by increases in other current liabilities, driven by accruals for variable compensation, and in accrued taxes, driven by our higher taxable income, for which the cash outflow will not occur until fiscal 2010.

Cash provided by operating activities decreased by $45.7 million from $246.6 million in fiscal 2007 to $200.9 million in fiscal 2008. Net income (loss) plus non-cash impairment charges, non-cash costs related to refinancing, stock-based compensation expense, depreciation and amortization declined by $41.8 million, from $250.5 million in fiscal 2007 to $208.7 million in fiscal 2008, primarily due to product registration and recall costs of approximately $51.1 million.

The seasonal nature of our operations generally requires cash to fund significant increases in working capital (primarily inventory) during the first half of the year. Receivables and payables also build substantially in the second quarter of the year in line with the timing of sales to support our retailers’ spring selling season. These balances liquidate during the June through September period as the lawn and garden season unwinds. Unlike our core retail business, Scotts LawnService® typically has its highest receivables balance in the fourth quarter because of the seasonal timing of customer applications and extra service revenues.

Investing Activities

Cash used in investing activities was $83.3 million and $59.1 million for fiscal 2009 and fiscal 2008, respectively. Capital spending, including investments in intellectual property, increased by $15.2 million from $60.2 million in fiscal 2008 to $75.4 million in fiscal 2009. The increase in capital spending in fiscal 2009 was driven primarily by expansion of North America production facilities. For the three years ended September 30, 2009, our capital spending was allocated as follows: 48% for expansion and maintenance of Global Consumer productive assets; 20% for new productive assets supporting our Global Consumer business; 5% primarily for leasehold improvements associated with new Smith & Hawken® retail stores; 4% for expansion and upgrades of Scotts LawnService® facilities; 14% to expand our information technology capabilities; and 9% for other corporate assets. In fiscal 2009, we acquired a growing media company in the United Kingdom for $9.3 million. There was no acquisition activity in fiscal 2008. Acquisition activity in fiscal 2007 was restricted to our Scotts LawnService® business, approximating $18.7 million.

Financing Activities

Financing activities used cash of $194.0 million and $123.0 million in fiscal 2009 and fiscal 2008, respectively. In fiscal 2009, the cash used was primarily the result of net repayments of $178.0 million on outstanding debt and dividends paid of $33.4 million, offset by cash of $14.8 million received from the exercise of stock options. In fiscal 2008, the cash used was primarily the result of net repayments of $99.9 million on outstanding debt and dividends paid of $32.5 million, offset by cash of $9.2 million received from the exercise of stock options.

Financing activities in fiscal 2007 used cash of $158.8 million, which included our 2007 recapitalization. See “NOTE 5. 2007 RECAPITALIZATION” of the Notes to Consolidated Financial Statements included in this Annual Report on Form 10-K for additional information.

Credit Agreements

Our primary sources of liquidity are cash generated by operations and borrowings under our credit agreements. In February 2007, Scotts Miracle-Gro and certain of its subsidiaries entered into the following senior secured credit facilities totaling up to $2.15 billion in the aggregate: (a) a senior secured five-year term loan facility in the principal amount of $560 million and (b) a senior secured five-year revolving loan facility in the aggregate principal amount of up to $1.59 billion. Borrowings may be made in various currencies including U.S. dollars, Euros, British pounds, Australian dollars and Canadian dollars. Under our current structure, we may request an additional $200 million in revolving credit and/or term credit commitments, subject to approval from our lenders. As of September 30, 2009, there was $1.2 billion of availability under the senior secured credit facilities. “NOTE 11. DEBT” of the Notes to

Consolidated Financial Statements included in this Annual Report on Form 10-K provides additional information pertaining to our borrowing arrangements.

At September 30, 2009, we had outstanding interest rate swap agreements with major financial institutions that effectively converted a portion of our variable-rate debt denominated in U.S. dollars to a fixed rate. Interest payments made between the effective date and expiration date are hedged by the swap agreements, except as noted below. The key terms of these swap agreements are shown in the table below.

Notional Amount	Effective Date(a)	Expiration Date	Fixed Rate
(In millions)

$200	3/30/2007	3/30/2010	4.87%
200	2/14/2007	2/14/2012	5.20%
50	2/14/2012	2/14/2016	3.78%
150(b)	11/16/2009	5/16/2016	3.26%
50(c)	2/16/2010	5/16/2016	3.05%

(a)	The effective date refers to the date on which interest payments are first hedged by the applicable swap agreement.

(b)	Interest payments made during the six-month period beginning November 14 of each year between the effective date and expiration date are hedged by the swap agreement.

(c)	Interest payments made during the three-month period beginning February 14 of each year between the effective date and expiration date are hedged by the swap agreement.

On April 11, 2007, we entered into a one-year Master Accounts Receivable Purchase Agreement (the “2007 MARP Agreement”). On April 9, 2008, we terminated the 2007 MARP Agreement and entered into a new Master Accounts Receivable Purchase Agreement (the “2008 MARP Agreement”). The terms of the 2008 MARP Agreement were substantially the same as the 2007 MARP Agreement. The 2008 MARP Agreement provided an interest rate that was equal to the 7-day LIBOR rate plus 85 basis points. The 2008 MARP Agreement provided for the discounted sale, on a revolving basis, of accounts receivable generated by specified account debtors, with seasonally adjusted monthly aggregate limits ranging from $10 million to $300 million. The 2008 MARP Agreement also provided for specified account debtor sublimit amounts, which provided limits on the amount of receivables owed by individual account debtors that could be sold to the banks. The 2008 MARP Agreement expired by its terms on April 8, 2009.

On May 1, 2009, we entered into a Master Accounts Receivable Purchase Agreement (the “2009 MARP Agreement”), with a stated termination date of May 1, 2010, or such later date as may be mutually agreed by us and our lender. The 2009 MARP Agreement provides an interest rate that is equal to the 7-day LIBOR rate plus 225 basis points. The 2009 MARP Agreement provides for the discounted sale, on an uncommitted, revolving basis, of accounts receivable generated by a specified account debtor, with aggregate limits not to exceed $80 million. Borrowings under the 2009 MARP Agreement at September 30, 2009 were $4.2 million.

As of September 30, 2009, we were in compliance with all debt covenants. Our senior secured credit facilities contain, among other obligations, an affirmative covenant regarding our leverage ratio, calculated as indebtedness relative to our earnings before taxes, depreciation and amortization. Under the terms of the senior secured credit facilities, the maximum leverage ratio was 3.75 as of September 30, 2009, which is scheduled to decrease to 3.50 on September 30, 2010. Management continues to monitor our compliance with the leverage ratio and other covenants contained in the senior secured credit facilities and, based upon our current operating assumptions, we expect to remain in compliance with the permissible leverage ratio throughout fiscal 2010. However, an unanticipated charge to earnings, an increase in debt or other factors could materially adversely affect our ability to remain in compliance with the financial or other covenants of our senior secured credit facilities, potentially causing us to have to seek an amendment or waiver from our lending group which would be likely to result in repricing of our senior secured credit facilities to then current market rates. Although we were in compliance with all of our debt covenants throughout fiscal 2009, please see “ITEM 1A. RISK FACTORS — The Ongoing Governmental Investigation Regarding Our Compliance with FIFRA Could Adversely Affect Our Financial Condition, Results of Operations or

Cash Flows” for a discussion of the potential negative impact of such issues on our compliance with certain covenants contained in our credit agreements.

Judicial and Administrative Proceedings

Apart from the proceedings surrounding the FIFRA compliance matters, which are discussed separately, we are party to various pending judicial and administrative proceedings arising in the ordinary course of business, including, among others, proceedings based on accidents or product liability claims and alleged violations of environmental laws. We have reviewed these pending judicial and administrative proceedings, including the probable outcomes, reasonably anticipated costs and expenses, and the availability and limits of our insurance coverage, and have established what we believe to be appropriate reserves. We do not believe that any liabilities that may result from these pending judicial and administrative proceedings are reasonably likely to have a material adverse effect on our financial condition, results of operations, or cash flows; however, there can be no assurance that future quarterly or annual operating results will not be materially affected by final resolution of these matters.

Contractual Obligations and Off-Balance Sheet Arrangements

The following table summarizes our future cash outflows for contractual obligations as of September 30, 2009 (in millions):

		Payments Due by Period
					More Than
Contractual Cash Obligations	Total	Less Than 1 Year	1-3 Years	4-5 Years	5 Years

Debt obligations	$810.1	$160.4	$645.7	$1.0	$3.0
Operating lease obligations	186.8	46.1	71.3	43.2	26.2
Purchase obligations	461.4	235.5	171.4	54.5	—
Other, primarily retirement plan obligations	$131.8	11.9	29.0	29.7	61.2

Total contractual cash obligations	$1,590.1	$453.9	$917.4	$128.4	$90.4

Purchase obligations primarily represent commitments for materials used in the Company’s manufacturing processes, as well as commitments for warehouse services, seed and out-sourced information services which comprise the unconditional purchase obligations disclosed in “NOTE 18. COMMITMENTS” of the Notes to Consolidated Financial Statements included in this Annual Report on Form 10-K.

Other includes actuarially determined retiree benefit payments and pension funding to comply with local funding requirements. Pension funding requirements beyond fiscal 2010 are based on preliminary estimates using actuarial assumptions determined as of September 30, 2009. The above table excludes interest payments and insurance accruals as the Company is unable to estimate the timing of the payment for these items.

The Company has no off-balance sheet financing arrangements.

In our opinion, cash flows from operations and capital resources will be sufficient to meet debt service, capital expenditures and working capital needs during fiscal 2010, and thereafter for the foreseeable future. However, we cannot ensure that our business will generate sufficient cash flow from operations or that future borrowings will be available under our credit facilities in amounts sufficient to pay indebtedness or fund other liquidity needs. Actual results of operations will depend on numerous factors, many of which are beyond our control.

Shelf Registration Statement

Following the filing of this Annual Report on Form 10-K, we expect to file a universal automatic shelf registration statement on Form S-3ASR with the SEC that will permit us, from time to time, in one or more public offerings, to offer debt securities, common shares, preferred shares, warrants, purchase contracts and purchase units or combinations of the preceding securities. These securities, which may be offered in one or more offerings and in any combination, will in each case be offered pursuant to a separate prospectus supplement issued at the time of the particular offering that will describe the specific types, amounts, prices and terms of the offered securities and the expected use of proceeds from the offering.

Regulatory Matters

We are subject to local, state, federal and foreign environmental protection laws and regulations with respect to our business operations and believe we are operating in substantial compliance with, or taking actions aimed at ensuring compliance with, such laws and regulations. Apart from the proceedings surrounding the FIFRA compliance matters, which are discussed separately, we are involved in several legal actions with various governmental agencies related to environmental matters. While it is difficult to quantify the potential financial impact of actions involving these environmental matters, particularly remediation costs at waste disposal sites and future capital expenditures for environmental control equipment, in the opinion of management, the ultimate liability arising from such environmental matters, taking into account established reserves, should not have a material adverse effect on our financial condition, results of operations or cash flows. However, there can be no assurance that the resolution of these matters will not materially affect our future quarterly or annual results of operations, financial condition or cash flows. Additional information on environmental matters affecting us is provided in “ITEM 1. BUSINESS — Regulatory Considerations,” “ITEM 1. BUSINESS — FIFRA Compliance, the Corresponding Governmental Investigations and Similar Matters,” “ITEM 1. BUSINESS — Other Regulatory Matters” and “ITEM 3. LEGAL PROCEEDINGS” of this Annual Report on Form 10-K.

Critical Accounting Policies and Estimates

Our discussion and analysis of financial condition and results of operations is based upon our consolidated financial statements, which have been prepared in accordance with U.S. GAAP. Certain accounting policies are particularly significant, including those related to revenue recognition, goodwill and intangibles, certain employee benefits, and income taxes. We believe these accounting policies, and others set forth in “NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES” of the Notes to Consolidated Financial Statements included in this Annual Report on Form 10-K, should be reviewed as they are integral to understanding our results of operations and financial position. Our critical accounting policies are reviewed periodically with the Audit Committee of the Board of Directors of Scotts Miracle-Gro.

The preparation of financial statements requires management to use judgment and make estimates that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosures of contingent assets and liabilities. On an ongoing basis, we evaluate our estimates, including those related to customer programs and incentives, product returns, bad debts, inventories, intangible assets, income taxes, restructuring, environmental matters, contingencies and litigation. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. Although actual results historically have not deviated significantly from those determined using our estimates, our results of operations or financial condition could differ, perhaps materially, from these estimates under different assumptions or conditions.

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

Long-lived Assets, including Property, Plant and Equipment

Property, plant and equipment are stated at cost. Depreciation of property, plant and equipment is provided on the straight-line method and is based on the estimated useful economic lives of the assets. Intangible assets with finite lives, and therefore subject to amortization, include technology (e.g., patents), customer relationships and certain tradenames. These intangible assets are being amortized on the straight-line method over periods typically ranging from 3 to 25 years. The Company reviews long-lived assets whenever circumstances change such that the indicated recorded value of an asset may not be recoverable and therefore impaired.

Goodwill and Indefinite-lived Intangible Assets

We have significant investments in intangible assets and goodwill. Our annual goodwill and indefinite-lived intangible asset testing is performed as of the first day of our fiscal fourth quarter or more frequently if circumstances indicate potential impairment. The review for impairment of intangibles and goodwill is primarily based on our estimates of discounted future cash flows, which are based upon budgets and longer-range strategic plans. These budgets and plans are used for internal purposes and are also the basis for communication with outside parties about future business trends. While we believe the assumptions we use to estimate future cash flows are reasonable, there can be no assurance that the expected future cash flows will be realized. As a result, impairment charges that possibly should have been recognized in earlier periods may not be recognized until later periods if actual results deviate unfavorably from earlier estimates. An asset’s value is deemed impaired if the discounted cash flows or earnings projections generated do not substantiate the carrying value of the asset. The estimation of such amounts requires management to exercise judgment with respect to revenue and expense growth rates, changes in working capital and selection of an appropriate discount rate, as applicable. The use of different assumptions would increase or decrease discounted future operating cash flows or earnings projections and could, therefore, change impairment determinations.

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

Contingencies

As described more fully in “NOTE 19. CONTINGENCIES” of the Notes to Consolidated Financial Statements included in this Annual Report on Form 10-K, we are involved in significant environmental and legal matters which have a high degree of uncertainty associated with them. We continually assess the likely outcomes of these matters and the adequacy of amounts, if any, provided for their resolution. There can be no assurance that the ultimate outcomes of these matters will not differ materially from our assessment of them, nor that all matters that may currently be brought against us are known by us at this time.

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

Assumptions are reviewed annually for appropriateness and updated as necessary. We base the discount rate assumption on investment yields available at fiscal year-end on high-quality corporate bonds that could be purchased to effectively settle the pension liabilities. The salary growth assumption reflects our long-term actual experience, the near-term outlook and assumed inflation. The expected return on plan assets assumption reflects asset allocation, investment strategy and the views of investment managers regarding the market. Retirement and mortality rates are based primarily on actual and expected plan experience. The effects of actual results differing from our assumptions are accumulated and amortized over future periods.

Changes in the discount rate and investment returns can have a significant effect on the funded status of our pension plans and shareholders’ equity. We cannot predict these discount rates or investment returns with certainty and, therefore, cannot determine whether adjustments to our shareholders’ equity for pension-related activity in subsequent years will be significant. We also cannot predict future investment returns, and therefore cannot determine whether future pension plan funding requirements could materially and adversely affect our financial condition, results of operations or cash flows.

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

Derivative Instruments

In the normal course of business, we are exposed to fluctuations in interest rates, the value of foreign currencies and the cost of commodities. A variety of financial instruments, including forward and swap contracts, are used to manage these exposures. Our objective in managing these exposures is to better control these elements of cost and mitigate the earnings and cash flow volatility associated with changes in the applicable rates and prices.

We have established policies and procedures that encompass risk-management philosophy and objectives, guidelines for derivative-instrument usage, counterparty credit approval, and the monitoring and reporting of derivative activity. We do not enter into derivative instruments for the purpose of speculation.

Other Significant Accounting Policies

Other significant accounting policies, primarily those with lower levels of uncertainty than those discussed above, are also critical to understanding the consolidated financial statements. The Notes to Consolidated Financial Statements included in this Annual Report on Form 10-K contain additional information related to our accounting policies, including recent accounting pronouncements, and should be read in conjunction with this discussion.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As part of our ongoing business, we are exposed to certain market risks, including fluctuations in interest rates, foreign currency exchange rates and commodity prices. Financial derivative and other instruments are used to manage these risks. These instruments are not used for speculative purposes.

Interest Rate Risk

The Company had variable rate debt instruments outstanding at September 30, 2009 and 2008 that are impacted by changes in interest rates. As a means of managing our interest rate risk on these debt instruments, the Company enters into interest rate swap agreements to effectively convert certain variable-rate debt obligations to fixed rates.

At September 30, 2009 and 2008, the Company had outstanding interest rate swap agreements with major financial institutions that effectively convert a portion of our variable-rate debt to a fixed rate. The swap agreements had a total U.S. dollar equivalent notional amount of $650.0 million and $711.4 million, respectively. The average fixed rate of swap agreements outstanding at September 30, 2009 was 4.4%.

The following table summarizes information about our derivative financial instruments and debt instruments that are sensitive to changes in interest rates as of September 30, 2009 and 2008. For debt instruments, the table presents principal cash flows and related weighted-average interest rates by expected maturity dates. For interest rate swap agreements, the table presents expected cash flows based on notional amounts and weighted-average interest rates by contractual maturity dates. Weighted-average variable rates are based on implied forward rates in the yield curve at September 30, 2009 and 2008. A change in our variable interest rate of 1% for a full twelve-month period would have a $6.7 million impact on interest expense assuming approximately $670 million of our average fiscal 2009 variable-rate debt had not been hedged via an interest rate swap agreement. The information is presented in U.S. dollars (in millions):

	Expected Maturity Date						Fair
2009	2010	2011	2012	2013	After	Total	Value

Long-term debt:
Variable rate debt	$158.7	$193.2	$439.6	$—	$—	$791.5	$791.5
Average rate	4.8%	4.8%	4.8%	4.8%	4.8%	4.8%	—
Interest rate derivatives:
Interest rate swaps based on U.S. Dollar, Euro and GBP LIBOR	$(4.5)	$—	$(18.2)	$—	$(1.0)	$(23.7)	$(23.7)
Average rate	4.9%	—	5.2%	—	3.3%	4.4%	—

	Expected Maturity Date						Fair
2008	2009	2010	2011	2012	After	Total	Value

Long-term debt:
Variable rate debt	$146.7	$154.1	$193.2	$485.0	$—	$979.0	$979.0
Average rate	6.2%	6.2%	6.2%	6.2%	6.2%	6.2%	—
Interest rate derivatives:
Interest rate swaps based on U.S. Dollar, Euro and GBP LIBOR	$(0.9)	$(4.6)	$—	$(9.5)	$—	$(15.0)	$(15.0)
Average rate	4.8%	4.9%	—	5.2%	—	4.7%	—

Excluded from the information provided above are $18.6 million and $20.5 million at September 30, 2009 and 2008, respectively, of miscellaneous debt instruments.

Other Market Risks

Through fiscal 2009, we had transactions that were denominated in currencies other than the currency of the country of origin. We use foreign currency swap contracts to manage the exchange rate risk associated with intercompany loans with foreign subsidiaries that are denominated in local currencies. At September 30, 2009, the notional amount of outstanding foreign currency contracts was $105.9 million with a fair value of ($3.9) million. At September 30, 2008, the notional amount of outstanding foreign currency contracts was $86.4 million with a fair value of ($0.4) million.

We are subject to market risk from fluctuating prices of certain raw materials, including urea, resins, fuel, grass seed and wild bird food components. Our objectives surrounding the procurement of these materials are to ensure continuous supply and to minimize costs. We seek to achieve these objectives through negotiation of contracts with favorable terms directly with vendors. In addition, we entered into arrangements to partially mitigate the effect of fluctuating direct and indirect fuel costs on our Global Consumer and Scotts LawnService® businesses and hedged a portion of our fuel and urea needs for fiscal 2008 and fiscal 2009. We had outstanding contracts for approximately 1.3 million gallons of fuel with a fair value of $0.1 million at September 30, 2009. There were no outstanding derivatives for fuel at September 30, 2008. We also had hedging arrangements for 74,000 and 48,500 aggregate tons of urea at September 30, 2009 and 2008, respectively. The fair value of the 74,000 aggregate tons at September 30, 2009 was $0.1 million, while the fair value of the 48,500 aggregate tons at September 30, 2008 was ($8.5) million.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements and other information required by this Item are contained in the Consolidated Financial Statements, Notes to Consolidated Financial Statements and Financial Statement Schedules listed in the “Index to Consolidated Financial Statements and Financial Statement Schedules” on page 61 of this Annual Report on Form 10-K.

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

Evaluation of Disclosure Controls and Procedures

With the participation of the principal executive officer and the principal financial officer of The Scotts Miracle-Gro Company (the “Registrant”), the Registrant’s management has evaluated the effectiveness of the Registrant’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)), as of the end of the fiscal year covered by this Annual Report on Form 10-K. Based upon that evaluation, the Registrant’s principal executive officer and principal financial officer have concluded that:

•	information required to be disclosed by the Registrant in this Annual Report on Form 10-K and the other reports that the Registrant files or submits under the Exchange Act is accumulated and communicated to the Registrant’s management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure;

•	information required to be disclosed by the Registrant in this Annual Report on Form 10-K and the other reports that the Registrant files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms; and

•	the Registrant’s disclosure controls and procedures were effective as of the end of the fiscal year covered by this Annual Report on Form 10-K.

Management’s Annual Report on Internal Control Over Financial Reporting

The “Annual Report of Management on Internal Control Over Financial Reporting” required by Item 308(a) of SEC Regulation S-K is included on page 62 of this Annual Report on Form 10-K.

Attestation Report of Independent Registered Public Accounting Firm

The “Report of Independent Registered Public Accounting Firm” required by Item 308(b) of SEC Regulation S-K is included on page 64 of this Annual Report on Form 10-K.

Changes in Internal Control Over Financial Reporting

There were no changes in the Registrant’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during the Registrant’s fiscal quarter ended September 30, 2009, that have materially affected, or are reasonably likely to materially affect, the Registrant’s internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

On November 20, 2009, the Compensation and Organization Committee (the “Committee”) of the Board of Directors (the “Board”) of the Company approved a change to the annual compensation package of James Hagedorn, the Company’s Chairman and Chief Executive Officer. In lieu of further increasing Mr. Hagedorn’s cash-based compensation to compensate him for the prior commuting perquisite he enjoyed, the Committee has determined to provide Mr. Hagedorn with a compensatory monthly commuting allowance of $20,000, effective at the beginning of the 2010 fiscal year. For safety and security reasons, the Board-approved CEO/COO Travel Guidelines (the “Guidelines”) provide that Mr. Hagedorn may use either personal aircraft or Company-owned or leased aircraft for commuting purposes and the commuting allowance is intended to offset the annual costs associated with Mr. Hagedorn’s compliance with the Guidelines.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors, Executive Officers and Persons Nominated or Chosen to Become Directors or Executive Officers

The information required by Item 401 of SEC Regulation S-K concerning the directors of The Scotts Miracle-Gro Company (“Scotts Miracle-Gro” or the “Registrant”) and the nominees for re-election as directors of Scotts Miracle-Gro at the Annual Meeting of Shareholders to be held on January 21, 2010 (the “2010 Annual Meeting”) is incorporated herein by reference from the disclosure which will be included under the caption “PROPOSAL NUMBER 1 — ELECTION OF DIRECTORS” in Scotts Miracle-Gro’s definitive Proxy Statement relating to the 2010 Annual Meeting (“Scotts Miracle-Gro’s Definitive Proxy Statement”), which will be filed pursuant to SEC Regulation 14A not later than 120 days after the end of Scotts Miracle-Gro’s fiscal year ended September 30, 2009.

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

Procedures for Recommending Director Nominees

Information concerning the procedures by which shareholders of Scotts Miracle-Gro may recommend nominees to Scotts Miracle-Gro’s Board of Directors is incorporated herein by reference from the disclosures which will be included under the captions “CORPORATE GOVERNANCE — Nominations of Directors” and “MEETINGS AND COMMITTEES OF THE BOARD — Committees of the Board — Governance and Nominating Committee” in Scotts Miracle-Gro’s Definitive Proxy Statement. These procedures have not materially changed from those described in Scotts Miracle-Gro’s definitive Proxy Statement for the 2009 Annual Meeting of Shareholders held on January 22, 2009.

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

The information required by Item 407(e)(5) of SEC Regulation S-K is incorporated herein by reference from the disclosure which will be included under the caption “COMPENSATION COMMITTEE REPORT” in Scotts Miracle-Gro’s Definitive Proxy Statement.

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

(a) LIST OF DOCUMENTS FILED AS PART OF THIS REPORT

1 and 2. Financial Statements and Financial Statement Schedules:

The response to this portion of Item 15 is submitted as a separate section of this Annual Report on Form 10-K. Reference is made to the “Index to Consolidated Financial Statements and Financial Statement Schedules” on page 61 herein.

3. Exhibits:

The exhibits listed on the “Index to Exhibits” beginning on page 115 of this Annual Report on Form 10-K are filed with this Annual Report on Form 10-K or incorporated herein by reference as noted in the “Index to Exhibits.” The following table provides certain information concerning each management contract or compensatory plan or arrangement required to be filed as an exhibit to this Annual Report on Form 10-K or incorporated herein by reference.

MANAGEMENT CONTRACTS AND COMPENSATORY PLANS AND ARRANGEMENTS

Exhibit
No.		Description	Location

10	.1(a)	The Scotts Company LLC Excess Benefit Plan for Grandfathered Associates as of January 1, 2005 (executed as of September 30, 2008)	Incorporated herein by reference to the Registrant’s Annual Report on Form 10-K for the fiscal year ended September 30, 2008 (File No. 1-11593) [Exhibit 10.1(a)]
10	.1(b)	The Scotts Company LLC Excess Benefit Plan for Non Grandfathered Associates as of January 1, 2005 (executed as of November 20, 2008)	Incorporated herein by reference to the Registrant’s Annual Report on Form 10-K for the fiscal year ended September 30, 2008 (File No. 1-11593) [Exhibit 10.1(b)]
10	.2(a)(i)	The Scotts Company LLC Amended and Restated Executive/Management Incentive Plan (approved on November 7, 2007 and effective as of October 30, 2007)	Incorporated herein by reference to the Registrant’s Annual Report on Form 10-K for the fiscal year ended September 30, 2007 (File No. 1-11593) [Exhibit 10(b)(2)]
10	.2(a)(ii)	Amendment to The Scotts Company LLC Amended and Restated Executive/Management Incentive Plan (effective as of November 5, 2008) [amended the name of the plan to be The Scotts Company LLC Amended and Restated Executive Incentive Plan]	Incorporated herein by reference to the Registrant’s Current Report on Form 8-K filed November 12, 2008 (File No. 1-11593) [Exhibit 10.2]
10	.2(b)(i)	Specimen form of Employee Confidentiality, Noncompetition, Nonsolicitation Agreement for employees participating in The Scotts Company Executive/Management Incentive Plan (now known as The Scotts Company LLC Amended and Restated Executive Incentive Plan) [2005 version]	Incorporated herein by reference to the Registrant’s Annual Report on Form 10-K for the fiscal year ended September 30, 2008 (File No. 1-11593) [Exhibit 10.2(b)(i)]
10	.2(b)(ii)	Specimen form of Employee Confidentiality, Noncompetition, Nonsolicitation Agreement for employees participating in The Scotts Company LLC Executive/Management Incentive Plan (now known as The Scotts Company LLC Amended and Restated Executive Incentive Plan) [post-2005 version]	Incorporated herein by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended July 1, 2006 (File No. 1-11593) [Exhibit 10.1]
10	.2(c)	Executive Officers of The Scotts Miracle-Gro Company who are parties to form of Employee Confidentiality, Noncompetition, Nonsolicitation Agreement for employees participating in The Scotts Company LLC Amended and Restated Executive Incentive Plan	*
10	.3(a)	The Scotts Miracle-Gro Company Amended and Restated 1996 Stock Option Plan (effective as of October 30, 2007)	Incorporated herein by reference to the Registrant’s Annual Report on Form 10-K for the fiscal year ended September 30, 2007 (File No. 1-11593) [Exhibit 10(d)(4)]

Exhibit
No.		Description	Location

10	.3(b)	Specimen form of Stock Option Agreement for Non-Qualified Stock Options granted to employees under The Scotts Company 1996 Stock Option Plan (now known as The Scotts Miracle-Gro Company Amended and Restated 1996 Stock Option Plan)	Incorporated herein by reference to The Scotts Company, an Ohio corporation, Current Report on Form 8-K filed November 19, 2004 (File No. 1-11593) [Exhibit 10.7]
10	.4(a)	The Scotts Company LLC Executive Retirement Plan, As Amended and Restated as of January 1, 2005 (executed December 30, 2008)	Incorporated herein by reference to the Registrant’s Current Report on Form 8-K filed January 6, 2009 (File No. 1-11593) [Exhibit 10.1]
10	.4(b)(i)	Trust Agreement between The Scotts Company and Fidelity Management Trust Company for The Scotts Company Nonqualified Deferred Compensation Trust established to assist in discharging obligations under The Scotts Company Nonqualified Deferred Compensation Plan (now known as The Scotts Company LLC Executive Retirement Plan), dated as of January 1, 1998	Incorporated herein by reference to the Registrant’s Annual Report on Form 10-K for the fiscal year ended September 30, 2008 (File No. 1-11593) [Exhibit 10.5(b)(i)]
10	.4(b)(ii)	First Amendment to Trust Agreement between Fidelity Management Trust Company and The Scotts Company with regard to The Scotts Company Nonqualified Deferred Compensation Plan (now known as The Scotts Company LLC Executive Retirement Plan), dated as of March 24, 1998	Incorporated herein by reference to the Registrant’s Annual Report on Form 10-K for the fiscal year ended September 30, 2008 (File No. 1-11593) [Exhibit 10.5(b)(ii)]
10	.4(b)(iii)	Second Amendment to Trust Agreement between Fidelity Management Trust Company and The Scotts Company with regard to The Scotts Company Nonqualified Deferred Compensation Plan (now known as The Scotts Company LLC Executive Retirement Plan) [dated as of January 15, 1999]	Incorporated herein by reference to the Registrant’s Annual Report on Form 10-K for the fiscal year ended September 30, 2008 (File No. 1-11593) [Exhibit 10.5(b)(iii)]
10	.4(b)(iv)	Third Amendment to Trust Agreement between Fidelity Management Trust Company and The Scotts Company with regard to The Scotts Company Nonqualified Deferred Compensation Plan (now known as The Scotts Company LLC Executive Retirement Plan) [dated as of July 1, 1999]	Incorporated herein by reference to the Registrant’s Annual Report on Form 10-K for the fiscal year ended September 30, 2008 (File No. 1-11593) [Exhibit 10.5(b)(iv)]
10	.4(b)(v)	Fourth Amendment to Trust Agreement between Fidelity Management Trust Company and The Scotts Company with regard to The Scotts Company Executive Retirement Plan (now known as The Scotts Company LLC Executive Retirement Plan) [dated as of August 1, 1999]	Incorporated herein by reference to the Registrant’s Annual Report on Form 10-K for the fiscal year ended September 30, 2008 (File No. 1-11593) [Exhibit 10.5(b)(v)]
10	.4(b)(vi)	Fifth Amendment to Trust Agreement between Fidelity Management Trust Company and The Scotts Company with regard to The Scotts Company Executive Retirement Plan (now known as The Scotts Company LLC Executive Retirement Plan) [dated as of December 20, 2000]	Incorporated herein by reference to the Registrant’s Annual Report on Form 10-K for the fiscal year ended September 30, 2008 (File No. 1-11593) [Exhibit 10.5(b)(vi)]
10	.4(b)(vii)	Sixth Amendment to Trust Agreement between Fidelity Management Trust Company and The Scotts Company with regard to The Scotts Company Executive Retirement Plan (now known as The Scotts Company LLC Executive Retirement Plan) [effective as of November 29, 2001]	Incorporated herein by reference to the Registrant’s Annual Report on Form 10-K for the fiscal year ended September 30, 2008 (File No. 1-11593) [Exhibit 10.5(b)(vii)]
10	.4(b)(viii)	Seventh Amendment to Trust Agreement between Fidelity Management Trust Company and The Scotts Company with regard to The Scotts Company Executive Retirement Plan (now known as The Scotts Company LLC Executive Retirement Plan) [dated as of September 1, 2002]	Incorporated herein by reference to the Registrant’s Annual Report on Form 10-K for the fiscal year ended September 30, 2008 (File No. 1-11593) [Exhibit 10.5(b)(viii)]

Exhibit
No.		Description	Location

10	.4(b)(ix)	Eighth Amendment to Trust Agreement between Fidelity Management Trust Company and The Scotts Company with regard to The Scotts Company Executive Retirement Plan (now known as The Scotts Company LLC Executive Retirement Plan) [dated as of December 31, 2002]	Incorporated herein by reference to the Registrant’s Annual Report on Form 10-K for the fiscal year ended September 30, 2008 (File No. 1-11593) [Exhibit 10.5(b)(ix)]
10	.4(b)(x)	Ninth Amendment to Trust Agreement between Fidelity Management Trust Company and The Scotts Company with regard to The Scotts Company Executive Retirement Plan (now known as The Scotts Company LLC Executive Retirement Plan) [dated as of October 15, 2004]	Incorporated herein by reference to the Registrant’s Annual Report on Form 10-K for the fiscal year ended September 30, 2008 (File No. 1-11593) [Exhibit 10.5(b)(x)]
10	.4(b)(xi)	Tenth Amendment to Trust Agreement between Fidelity Management Trust Company and The Scotts Company LLC with regard to The Scotts Company Executive Retirement Plan (now known as The Scotts Company LLC Executive Retirement Plan) [dated as of October 2, 2006]	Incorporated herein by reference to the Registrant’s Annual Report on Form 10-K for the fiscal year ended September 30, 2008 (File No. 1-11593) [Exhibit 10.5(b)(xi)]
10	.4(b)(xii)	Eleventh Amendment to Trust Agreement between Fidelity Management Trust Company and The Scotts Company LLC with regard to The Scotts Company LLC Executive Retirement Plan (dated as of February 9, 2007)	Incorporated herein by reference to the Registrant’s Annual Report on Form 10-K for the fiscal year ended September 30, 2008 (File No. 1-11593) [Exhibit 10.5(b)(xii)]
10	.4(c)	Form of Executive Retirement Plan Retention Award Agreement between The Scotts Company LLC and each of David C. Evans, Barry W. Sanders, Denise S. Stump, Michael C. Lukemire and Vincent C. Brockman (entered into on November 4, 2008)	Incorporated herein by reference to the Registrant’s Current Report on Form 8-K filed October 15, 2008 (File No. 1-11593) [Exhibit 10.2]
10	.5(a)	The Scotts Miracle-Gro Company Amended and Restated 2003 Stock Option and Incentive Equity Plan (effective as of October 30, 2007)	Incorporated herein by reference to the Registrant’s Annual Report on Form 10-K for the fiscal year ended September 30, 2007 (File No. 1-11593) [Exhibit 10(j)(3)]
10	.5(b)(i)	Specimen form of Award Agreement for Directors used to evidence grants of Nonqualified Stock Options made under The Scotts Company 2003 Stock Option and Incentive Equity Plan (now known as The Scotts Miracle-Gro Company Amended and Restated 2003 Stock Option and Incentive Equity Plan) [2003 version]	Incorporated herein by reference to The Scotts Company, an Ohio corporation, Current Report on Form 8-K filed November 19, 2004 (File No. 1-11593) [Exhibit 10.9]
10	.5(b)(ii)	Specimen form of Award Agreement for Directors used to evidence grants of Nonqualified Stock Options made under The Scotts Miracle-Gro Company 2003 Stock Option and Incentive Equity Plan (now known as The Scotts Miracle-Gro Company Amended and Restated 2003 Stock Option and Incentive Equity Plan) [post-2003 version]	Incorporated herein by reference to the Registrant’s Annual Report on Form 10-K for the fiscal year ended September 30, 2005 (File No. 1-11593) [Exhibit 10(v)]
10	.5(c)(i)	Specimen form of Award Agreement for Nondirectors used to evidence grants of Incentive Stock Options, Nonqualified Stock Options, Stock Appreciation Rights, Restricted Stock and Performance Stock made under The Scotts Company 2003 Stock Option and Incentive Equity Plan (now known as The Scotts Miracle-Gro Company Amended and Restated 2003 Stock Option and Incentive Equity Plan) [pre-December 1, 2004 version]	Incorporated herein by reference to The Scotts Company, an Ohio corporation, Current Report on Form 8-K filed November 19, 2004 (File No. 1-11593) [Exhibit 10.8]

Exhibit
No.		Description	Location

10	.5(c)(ii)	Specimen form of Award Agreement for Nondirectors used to evidence grants of Incentive Stock Options, Nonqualified Stock Options, Stock Appreciation Rights, Restricted Stock and Performance Shares made under The Scotts Miracle-Gro Company 2003 Stock Option and Incentive Equity Plan (now known as The Scotts Miracle-Gro Company Amended and Restated 2003 Stock Option and Incentive Equity Plan) [post-December 1, 2004 version]	Incorporated herein by reference to the Registrant’s Annual Report on Form 10-K for the fiscal year ended September 30, 2005 (File No. 1-11593) [Exhibit 10(u)]
10	.6(a)	The Scotts Miracle-Gro Company Amended and Restated 2006 Long-Term Incentive Plan (effective as of October 30, 2007)	Incorporated herein by reference to the Registrant’s Annual Report on Form 10-K for the fiscal year ended September 30, 2007 (File No. 1-11593) [Exhibit 10(r)(2)]
10	.6(b)(i)	Specimen form of Award Agreement for Nonemployee Directors used to evidence grants of Time-Based Nonqualified Stock Options which may be made under The Scotts Miracle-Gro Company 2006 Long-Term Incentive Plan (now known as The Scotts Miracle-Gro Company Amended and Restated 2006 Long-Term Incentive Plan)	Incorporated herein by reference to the Registrant’s Current Report on Form 8-K filed February 2, 2006 (File No. 1-11593) [Exhibit 10.3]
10	.6(b)(ii)	Specimen form of Stock Unit Award Agreement for Nonemployee Directors (with Related Dividend Equivalents) used to evidence grants of Stock Units which may be made under The Scotts Miracle-Gro Company Amended and Restated 2006 Long-Term Incentive Plan (post-December 20, 2007 version)	Incorporated herein by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended December 29, 2007 (File No. 1-11593) [Exhibit 10(l)]
10	.6(b)(iii)	Specimen form of Deferred Stock Unit Award Agreement for Nonemployee Directors (with Related Dividend Equivalents) used to evidence grants of Deferred Stock Units which may be made under The Scotts Miracle-Gro Company Amended and Restated 2006 Long-Term Incentive Plan (post-February 3, 2008 version)	Incorporated herein by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended December 29, 2007 (File No. 1-11593) [Exhibit 10(m)]
10	.6(b)(iv)	Specimen form of Deferred Stock Unit Award Agreement for Nonemployee Directors (with Related Dividend Equivalents) used to evidence grants of Deferred Stock Units which may be made under The Scotts Miracle-Gro Company Amended and Restated 2006 Long-Term Incentive Plan (post-January 22, 2009 version)	Incorporated herein by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended March 28, 2009 (File No. 1-11593) [Exhibit 10.1]
10	.6(c)(i)	Specimen form of Award Agreement used to evidence grants of Restricted Stock Units, Performance Shares, Nonqualified Stock Options, Incentive Stock Options, Restricted Stock and Stock Appreciation Rights made under The Scotts Miracle-Gro Company 2006 Long-Term Incentive Plan (now known as The Scotts Miracle-Gro Company Amended and Restated 2006 Long-Term Incentive Plan) [pre-October 30, 2007 version]	Incorporated herein by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended December 31, 2005 (File No. 1-11593) [Exhibit 10(b)]
10	.6(c)(ii)	Specimen form of Award Agreement for Employees used to evidence grants of Nonqualified Stock Options, Restricted Stock, Performance Shares and Restricted Stock Units made under The Scotts Miracle-Gro Company 2006 Long-Term Incentive Plan (now known as The Scotts Miracle-Gro Company Amended and Restated 2006 Long-Term Incentive Plan) [French Specimen] (pre-November 6, 2007 version)	Incorporated herein by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended December 30, 2006 (File No. 1-11593) [Exhibit 10.4]

Exhibit
No.		Description	Location

10	.6(d)(i)	Specimen form of Restricted Stock Unit Award Agreement for Employees (with Related Dividend Equivalents) used to evidence grants of Restricted Stock Units which may be made under The Scotts Miracle-Gro Company Amended and Restated 2006 Long-Term Incentive Plan (post-October 8, 2008 version)	Incorporated herein by reference to the Registrant’s Annual Report on Form 10-K for the fiscal year ended September 30, 2008 (File No. 1-11593) [Exhibit 10.7(d)(i)]
10	.6(d)(ii)	Special Restricted Stock Unit Award Agreement for Employees (with Related Dividend Equivalents) evidencing grant of Restricted Stock Units made on October 8, 2008 to Mark R. Baker under The Scotts Miracle-Gro Company Amended and Restated 2006 Long-Term Incentive Plan	Incorporated herein by reference to the Registrant’s Annual Report on Form 10-K for the fiscal year ended September 30, 2008 (File No. 1-11593) [Exhibit 10.7(d)(ii)]
10	.6(d)(iii)	Specimen form of Restricted Stock Unit Award Agreement for Employees (with Related Dividend Equivalents) used to evidence grants of Restricted Stock Units which may be made under The Scotts Miracle-Gro Company Amended and Restated 2006 Long-Term Incentive Plan (French Specimen) [post-October 7, 2008 version]	Incorporated herein by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended December 27, 2008 (File No. 1-11593) [Exhibit 10.7]
10	.6(d)(iv)	Special Restricted Stock Unit Award Agreement (with Related Dividend Equivalents) evidencing grant of Restricted Stock Units made on November 4, 2008 to Claude Lopez under The Scotts Miracle-Gro Company Amended and Restated 2006 Long-Term Incentive Plan	Incorporated herein by reference to the Registrant’s Annual Report on Form 10-K for the fiscal year ended September 30, 2008 (File No. 1-11593) [Exhibit 10.7(d)(iii)]
10	.6(e)(i)	Specimen form of Performance Share Award Agreement for Employees (with Related Dividend Equivalents) used to evidence grants of Performance Shares which may be made under The Scotts Miracle-Gro Company 2006 Long-Term Incentive Plan (now known as The Scotts Miracle-Gro Company Amended and Restated 2006 Long-Term Incentive Plan) [post-October 30, 2007 version]	Incorporated herein by reference to the Registrant’s Annual Report on Form 10-K for the fiscal year ended September 30, 2007 (File No. 1-11593) [Exhibit 10(t)(5)]
10	.6(e)(ii)	Special Performance Share Award Agreement (with Related Dividend Equivalents) evidencing grant of Performance Shares made on October 30, 2007 to Barry W. Sanders under The Scotts Miracle-Gro Company Amended and Restated 2006 Long-Term Incentive Plan (executed by The Scotts Miracle-Gro Company on December 20, 2007 and by Barry W. Sanders on January 7, 2008)	Incorporated herein by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended December 29, 2007 (File No. 1-11593) [Exhibit 10(n)]
10	.6(f)(i)	Specimen form of Nonqualified Stock Option Award Agreement for Employees used to evidence grants of Nonqualified Stock Options made under The Scotts Miracle-Gro Company 2006 Long-Term Incentive Plan (now known as The Scotts Miracle-Gro Company Amended and Restated 2006 Long-Term Incentive Plan) [October 30, 2007 through October 8, 2008 version]	Incorporated herein by reference to the Registrant’s Annual Report on Form 10-K for the fiscal year ended September 30, 2007 (File No. 1-11593) [Exhibit 10(t)(3)]
10	.6(f)(ii)	Specimen form of Nonqualified Stock Option Award Agreement for Employees used to evidence grants of Nonqualified Stock Options which may be made under The Scotts Miracle-Gro Company Amended and Restated 2006 Long-Term Incentive Plan (post-October 8, 2008 version)	Incorporated herein by reference to the Registrant’s Annual Report on Form 10-K for the fiscal year ended September 30, 2008 (File No. 1-11593) [Exhibit 10.7(f)(ii)]
10	.6(f)(iii)	Special Nonqualified Stock Option Award Agreement for Employees evidencing grant of Nonqualified Stock Options made on October 8, 2008 to Mark R. Baker under The Scotts Miracle-Gro Company Amended and Restated 2006 Long-Term Incentive Plan	Incorporated herein by reference to the Registrant’s Annual Report on Form 10-K for the fiscal year ended September 30, 2008 (File No. 1-11593) [Exhibit 10.7(f)(iii)]

Exhibit
No.		Description	Location

10	.6(f)(iv)	Specimen form of Nonqualified Stock Option Award Agreement for Employees used to evidence grants of Nonqualified Stock Options which may be made under The Scotts Miracle-Gro Company Amended and Restated 2006 Long-Term Incentive Plan (French Specimen) [November 6, 2007 through October 7, 2008 version]	Incorporated herein by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended March 29, 2008 (File No. 1-11593) [Exhibit 10(c)(2)]
10	.6(f)(v)	Specimen form of Nonqualified Stock Option Award Agreement for Employees used to evidence grants of Nonqualified Stock Options which may be made under The Scotts Miracle-Gro Company Amended and Restated 2006 Long-Term Incentive Plan (French Specimen) [post-October 7, 2008 version]	Incorporated herein by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended December 27, 2008 (File No. 1-11593) [Exhibit 10.11]
10	.6(g)(i)	Form of letter agreement amending grants of Restricted Stock made under The Scotts Miracle-Gro Company 2006 Long-Term Incentive Plan (now known as The Scotts Miracle-Gro Company Amended and Restated 2006 Long-Term Incentive Plan) [effective as of October 30, 2007]	Incorporated herein by reference to the Registrant’s Annual Report on Form 10-K for the fiscal year ended September 30, 2007 (File No. 1-11593) [Exhibit 10(t)(2)]
10	.6(g)(ii)	Specimen form of Restricted Stock Award Agreement for Employees used to evidence grants of Restricted Stock made under The Scotts Miracle-Gro Company 2006 Long-Term Incentive Plan (now known as The Scotts Miracle-Gro Company Amended and Restated 2006 Long-Term Incentive Plan) [October 30, 2007 through October 8, 2008 version]	Incorporated herein by reference to the Registrant’s Annual Report on Form 10-K for the fiscal year ended September 30, 2007 (File No. 1-11593) [Exhibit 10(t)(4)]
10	.6(g)(iii)	Specimen form of Restricted Stock Award Agreement for Employees used to evidence grants of Restricted Stock which may be made under The Scotts Miracle-Gro Company Amended and Restated 2006 Long-Term Incentive Plan (effective October 8, 2008)	Incorporated herein by reference to the Registrant’s Annual Report on Form 10-K for the fiscal year ended September 30, 2008 (File No. 1-11593) [Exhibit 10.7(g)(iii)]
10	.6(g)(iv)	Special Restricted Stock Award Agreement for Employees evidencing grant of Restricted Stock made on October 8, 2008 to Dr. Michael Kelty under The Scotts Miracle-Gro Company Amended and Restated 2006 Long-Term Incentive Plan	Incorporated herein by reference to the Registrant’s Annual Report on Form 10-K for the fiscal year ended September 30, 2008 (File No. 1-11593) [Exhibit 10.7(g)(iv)]
10	.6(g)(v)	Special Restricted Stock Award Agreement for Employees evidencing grant of Restricted Stock made on October 1, 2008 to Mark R. Baker under The Scotts Miracle-Gro Company Amended and Restated 2006 Long-Term Incentive Plan	Incorporated herein by reference to the Registrant’s Annual Report on Form 10-K for the fiscal year ended September 30, 2008 (File No. 1-11593) [Exhibit 10.7(g)(v)]
10	.6(g)(vi)	Specimen form of Restricted Stock Award Agreement for Employees used to evidence grants of Restricted Stock which may be made under The Scotts Miracle-Gro Company Amended and Restated 2006 Long-Term Incentive Plan (French Specimen) [post-November 6, 2007 version]	Incorporated herein by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended March 29, 2008 (File No. 1-11593) [Exhibit 10(c)(1)]
10	.7(a)	The Scotts Miracle-Gro Company Discounted Stock Purchase Plan (As Amended and Restated as of January 26, 2006; Reflects 2-for-1 Stock Split Distributed on November 9, 2005)	Incorporated herein by reference to the Registrant’s Current Report on Form 8-K filed February 2, 2006 (File No. 1-11593) [Exhibit 10.1]
10	.7(b)	Amendment to The Scotts Miracle-Gro Company Discounted Stock Purchase Plan (effective as of November 6, 2008)	Incorporated herein by reference to the Registrant’s Annual Report on Form 10-K for the fiscal year ended September 30, 2008 (File No. 1-11593) [Exhibit 10.8(b)]

Exhibit
No.		Description	Location

10.8		Summary of Compensation for Nonemployee Directors of The Scotts Miracle-Gro Company (effective as of January 23, 2009)	Incorporated herein by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended March 28, 2009 (File No. 1-11593) [Exhibit 10.2]
10	.9(a)	Employment Agreement, dated as of May 19, 1995, between The Scotts Company and James Hagedorn	Incorporated herein by reference to The Scotts Company, an Ohio corporation, Annual Report on Form 10-K for the fiscal year ended September 30, 1995 (File No. 1-11593) [Exhibit 10(p)]
10	.9(b)	Amendments to Employment Agreement by and among The Scotts Miracle-Gro Company, The Scotts Company LLC and James Hagedorn, effective as of October 1, 2008 (executed by Mr. Hagedorn on December 22, 2008 and on behalf of The Scotts Miracle-Gro Company and The Scotts Company LLC by Denise Stump on December 22, 2008 and Vincent C. Brockman on December 30, 2008)	Incorporated herein by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended December 27, 2008 (File No. 1-11593) [Exhibit 10.16]
10	.10(a)	Letter agreement, dated June 5, 2000 and accepted by Mr. Norton on June 8, 2000, between The Scotts Company and Patrick J. Norton	Incorporated herein by reference to The Scotts Company, an Ohio corporation, Annual Report on Form 10-K for the fiscal year ended September 30, 2000 (File No. 0-19768) [Exhibit 10(q)]
10	.10(b)	Letter agreement, dated November 5, 2002, and accepted by Mr. Norton on November 22, 2002, pertaining to the terms of employment of Patrick J. Norton through December 31, 2005, and superseding certain provisions of the letter agreement, dated June 5, 2000, between The Scotts Company and Mr. Norton	Incorporated herein by reference to The Scotts Company, an Ohio corporation, Annual Report on Form 10-K for the fiscal year ended September 30, 2002 (File No. 0-19768) [Exhibit 10(q)]
10	.10(c)	Letter of Extension, dated October 25, 2005, between The Scotts Miracle-Gro Company and Patrick J. Norton	Incorporated herein by reference to the Registrant’s Current Report on Form 8-K filed December 14, 2005 (File No. 1-11593) [Exhibit 10.3]
10	.11(a)	Employment Agreement, effective as of October 1, 2007, between The Scotts Company LLC and Barry W. Sanders (executed by Mr. Sanders on November 16, 2007 and on behalf of The Scotts Company LLC on November 19, 2007)	Incorporated herein by reference to the Registrant’s Annual Report on Form 10-K for the fiscal year ended September 30, 2007 (File No. 1-11593) [Exhibit 10(m)]
10	.11(b)	First Amendment to Employment Agreement, effective as of January 14, 2009, by and between The Scotts Company LLC and Barry Sanders	Incorporated herein by reference to the Registrant’s Current Report on Form 8-K filed January 20, 2009 (File No. 1-11593) [Exhibit 10.2]
10.12		Employment Contract for an Unlimited Time, effective as of July 1, 2001, between The Scotts Company (now known as The Scotts Company LLC) and Claude Lopez [English Translation — Original in French]	Incorporated herein by reference to the Registrant’s Annual Report on Form 10-K for the fiscal year ended September 30, 2007 (File No. 1-11593) [Exhibit 10(n)]
10.13		Employment Agreement for David C. Evans, executed on behalf of The Scotts Company LLC on November 19, 2007 and by David C. Evans on December 3, 2007 and effective as of October 1, 2007	Incorporated herein by reference to the Registrant’s Current Report on Form 8-K filed December 7, 2007 (File No. 1-11593) [Exhibit 10.1]

Exhibit
No.		Description	Location

10.14		Employment Agreement for Denise S. Stump, executed on behalf of The Scotts Company LLC on November 19, 2007 and by Denise S. Stump on December 11, 2007 and effective as of October 1, 2007	Incorporated herein by reference to the Registrant’s Current Report on Form 8-K filed December 17, 2007 (File No. 1-11593) [Exhibit 10.1]
10	.15(a)	Employment Agreement for Vincent Brockman, executed on behalf of The Scotts Miracle-Gro Company and by Vincent Brockman on May 24, 2006 and effective as of March 1, 2006 (effective until June 1, 2008)	Incorporated herein by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended December 29, 2007 (File No. 1-11593) [Exhibit 10(q)]
10	.15(b)	Employment Agreement for Vincent C. Brockman, effective as of June 1, 2008, between The Scotts Company LLC and Vincent C. Brockman (executed by Mr. Brockman on June 26, 2008 and on behalf of The Scotts Company LLC on June 27, 2008)	Incorporated herein by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended June 28, 2008 (File No. 1-11593) [Exhibit 10(d)]
10.16		Employment Agreement for Mark R. Baker, effective October 1, 2008, between The Scotts Company LLC and Mark R. Baker (executed by Mr. Baker on September 9, 2008 and on behalf of The Scotts Company LLC on September 10, 2008)	Incorporated herein by reference to the Registrant’s Annual Report on Form 10-K for the fiscal year ended September 30, 2008 (File No. 1-11593) [Exhibit 10.17]

*	Filed herewith.

(b) EXHIBITS

The exhibits listed on the “Index to Exhibits” beginning on page 115 of this Annual Report on Form 10-K are filed with this Annual Report on Form 10-K or incorporated herein by reference as noted in the “Index to Exhibits.”

(c) FINANCIAL STATEMENT SCHEDULES

The financial statement schedule filed with this Annual Report on Form 10-K is submitted in a separate section hereof. For a description of such financial statement schedules, see “Index to Consolidated Financial Statements and Financial Statement Schedules” on page 61 of this Annual Report on Form 10-K.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

THE SCOTTS MIRACLE-GRO COMPANY

By:	/s/ James Hagedorn
James Hagedorn, Chief Executive Officer and
Chairman of the Board

Dated: November 24, 2009

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Alan H. Barry* Alan H. Barry	Director	November 24, 2009

/s/ Mark R. Baker Mark R. Baker	President, Chief Operating Officer and Director	November 24, 2009

/s/ David C. Evans David C. Evans	Executive Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	November 24, 2009

/s/ Joseph P. Flannery* Joseph P. Flannery	Director	November 24, 2009

/s/ James Hagedorn James Hagedorn	Chief Executive Officer, Chairman of the Board and Director (Principal Executive Officer)	November 24, 2009

/s/ William G. Jurgensen* William G. Jurgensen	Director	November 24, 2009

/s/ Thomas N. Kelly Jr.* Thomas N. Kelly Jr.	Director	November 24, 2009

/s/ Carl F. Kohrt, Ph.D.* Carl F. Kohrt, Ph.D.	Director	November 24, 2009

/s/ Katherine Hagedorn Littlefield* Katherine Hagedorn Littlefield	Director	November 24, 2009

/s/ Nancy G. Mistretta* Nancy G. Mistretta	Director	November 24, 2009

Signature	Title	Date

/s/ Patrick J. Norton* Patrick J. Norton	Director	November 24, 2009

/s/ Stephanie M. Shern* Stephanie M. Shern	Director	November 24, 2009

/s/ John S. Shiely* John S. Shiely	Director	November 24, 2009

*	The undersigned, by signing his name hereto, does hereby sign this Report on behalf of each of the directors of the Registrant identified above pursuant to Powers of Attorney executed by the directors identified above, which Powers of Attorney are filed with this Report as exhibits.

By:	/s/ David C. Evans
David C. Evans, Attorney-in-Fact

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
AND FINANCIAL STATEMENT SCHEDULES

All other financial statement schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are omitted because they are not required or are not applicable, or the required information has been presented in the Consolidated Financial Statements or Notes thereto.

ANNUAL REPORT OF MANAGEMENT ON INTERNAL
CONTROL OVER FINANCIAL REPORTING

Management is responsible for establishing and maintaining adequate internal control over financial reporting to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America. Internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of The Scotts Miracle-Gro Company and our consolidated subsidiaries; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States of America, and that receipts and expenditures of The Scotts Miracle-Gro Company and our consolidated subsidiaries are being made only in accordance with authorizations of management and directors of The Scotts Miracle-Gro Company and our consolidated subsidiaries, as appropriate; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the assets of The Scotts Miracle-Gro Company and our consolidated subsidiaries that could have a material effect on our consolidated financial statements.

Management, with the participation of our principal executive officer and principal financial officer, assessed the effectiveness of our internal control over financial reporting as of September 30, 2009, the end of our fiscal year. Management based its assessment on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Management’s assessment included evaluation of such elements as the design and operating effectiveness of key financial reporting controls, process documentation, accounting policies and our overall control environment. This assessment is supported by testing and monitoring performed under the direction of management.

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

Based on our assessment, management has concluded that our internal control over financial reporting was effective as of September 30, 2009, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with accounting principles generally accepted in the United States of America. We reviewed the results of management’s assessment with the Audit Committee of the Board of Directors of The Scotts Miracle-Gro Company.

Our independent registered public accounting firm, Deloitte & Touche LLP, independently audited our internal control over financial reporting and has issued their report which appears herein.

/s/ James Hagedorn James Hagedorn Chief Executive Officer and Chairman of the Board Dated: November 24, 2009	/s/ David C. Evans David C. Evans Executive Vice President and Chief Financial Officer Dated: November 24, 2009

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of
The Scotts Miracle-Gro Company
Marysville, Ohio

We have audited the accompanying consolidated balance sheets of The Scotts Miracle-Gro Company and Subsidiaries (the “Company”) as of September 30, 2009 and 2008, and the related consolidated statements of operations, shareholders’ equity, and cash flows for each of the three years in the period ended September 30, 2009. Our audits also included the financial statement schedules listed in the Index to Consolidated Financial Statements and Financial Statement Schedules. These financial statements and financial statement schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements and financial statement schedules based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company as of September 30, 2009 and 2008, and the results of its operations and its cash flows for each of the three years in the period ended September 30, 2009, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

As discussed in Note 10 to the financial statements, on September 30, 2007, the Company adopted new guidance regarding employers’ accounting for defined benefit pension and other post-retirement benefit plans.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of September 30, 2009, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated November 24, 2009 expressed an unqualified opinion on the Company’s internal control over financial reporting.

/s/  Deloitte & Touche LLP

Columbus, Ohio
November 24, 2009

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of
The Scotts Miracle-Gro Company
Marysville, Ohio

We have audited the internal control over financial reporting of The Scotts Miracle-Gro Company and Subsidiaries (the “Company”) as of September 30, 2009, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Annual Report of Management on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of September 30, 2009, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedules as of and for the year ended September 30, 2009 of the Company and our report dated November 24, 2009 expressed an unqualified opinion on those financial statements and financial statement schedules.

/s/  Deloitte & Touche LLP

Columbus, Ohio
November 24, 2009

The Scotts Miracle-Gro Company

Consolidated Statements of Operations
for the fiscal years ended September 30, 2009, 2008 and 2007

	2009	2008	2007
	(In millions, except per share data)

Net sales	$3,141.5	$2,981.8	$2,871.8
Cost of sales	2,034.2	1,999.9	1,867.3
Cost of sales — impairment, restructuring and other charges	6.6	15.1	—
Cost of sales — product registration and recall matters	11.7	27.2	—

Gross profit	1,089.0	939.6	1,004.5
Operating expenses:
Selling, general and administrative	799.2	717.6	700.9
Impairment, restructuring and other charges	8.1	121.7	38.0
Product registration and recall matters	16.8	12.7	—
Other income, net	(2.2)	(10.4)	(11.5)

Income from operations	267.1	98.0	277.1
Costs related to refinancing	—	—	18.3
Interest expense	56.4	82.2	70.7

Income before income taxes	210.7	15.8	188.1
Income taxes	57.4	26.7	74.7

Net income (loss)	$153.3	$(10.9)	$113.4

Basic earnings (loss) per common share	$2.36	$(0.17)	$1.74

Diluted earnings (loss) per common share	$2.32	$(0.17)	$1.69

See Notes to Consolidated Financial Statements.

The Scotts Miracle-Gro Company

Consolidated Statements of Cash Flows
for the fiscal years ended September 30, 2009, 2008 and 2007

	2009	2008	2007
	(In millions)

OPERATING ACTIVITIES
Net income (loss)	$153.3	$(10.9)	$113.4
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Impairment and other charges	5.1	136.8	38.0
Costs related to refinancing	—	—	18.3
Stock-based compensation expense	14.5	12.5	13.3
Depreciation	47.9	53.9	51.4
Amortization	12.5	16.4	16.1
Deferred taxes	(6.0)	(16.5)	6.3
Loss (gain) on sale of property, plant and equipment	(1.1)	1.0	(0.4)
Changes in assets and liabilities, net of acquired businesses:
Accounts receivable	7.1	(15.7)	(4.2)
Inventories	(47.4)	(17.9)	13.2
Prepaid and other current assets	4.7	(2.6)	(6.9)
Accounts payable	(17.3)	9.4	(3.5)
Other current liabilities	86.3	31.7	(2.0)
Restructuring reserves	(0.3)	(1.4)	(5.0)
Other non-current items	36.9	14.4	6.8
Other, net	(31.6)	(10.2)	(8.2)

Net cash provided by operating activities	264.6	200.9	246.6

INVESTING ACTIVITIES
Proceeds from sale of property, plant and equipment	1.4	1.1	0.5
Investments in property, plant and equipment	(72.0)	(56.1)	(54.0)
Investments in intellectual property	(3.4)	(4.1)	—
Investments in acquired businesses, net of cash acquired	(9.3)	—	(18.7)

Net cash used in investing activities	(83.3)	(59.1)	(72.2)

FINANCING ACTIVITIES
Borrowings under revolving and bank lines of credit and term loans	1,558.0	942.1	2,519.2
Repayments under revolving and bank lines of credit and term loans	(1,736.0)	(1,042.0)	(1,710.5)
Repayment of 6 5/8% senior subordinated notes	—	—	(209.6)
Financing and issuance fees	(0.1)	—	(13.0)
Dividends paid	(33.4)	(32.5)	(543.6)
Payments on sellers notes	(1.4)	(2.7)	(2.7)
Purchase of common shares	—	—	(246.8)
Excess tax benefits from share-based payment arrangements	4.1	2.9	19.0
Cash received from exercise of stock options	14.8	9.2	29.2

Net cash used in financing activities	(194.0)	(123.0)	(158.8)

Effect of exchange rate changes	(0.4)	(2.0)	4.2

Net increase (decrease) in cash	(13.1)	16.8	19.8
Cash and cash equivalents, beginning of year	84.7	67.9	48.1

Cash and cash equivalents, end of year	$71.6	$84.7	$67.9

SUPPLEMENTAL CASH FLOW INFORMATION
Interest paid, net of interest capitalized	(55.6)	(82.0)	(75.9)
Income taxes paid	(51.2)	(36.8)	(65.2)

See Notes to Consolidated Financial Statements.

The Scotts Miracle-Gro Company

Consolidated Balance Sheets
September 30, 2009 and 2008

	2009	2008
	(In millions except per share data)

ASSETS
Current assets:
Cash and cash equivalents	$71.6	$84.7
Accounts receivable, less allowances of $11.1 in 2009 and $10.6 in 2008	384.3	259.8
Accounts receivable pledged	17.0	146.6
Inventories, net	458.9	415.9
Prepaid and other assets	159.1	137.9

Total current assets	1,090.9	1,044.9
Property, plant and equipment, net	369.7	344.1
Goodwill	375.2	377.7
Intangible assets, net	364.2	367.2
Other assets	20.1	22.4

Total assets	$2,220.1	$2,156.3

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current portion of debt	$160.4	$150.0
Accounts payable	190.0	207.6
Other current liabilities	406.4	320.5

Total current liabilities	756.8	678.1
Long-term debt	649.7	849.5
Other liabilities	229.1	192.0

Total liabilities	1,635.6	1,719.6

Commitments and contingencies (Notes 2, 17, 18 and 19)
Shareholders’ equity:
Common shares and capital in excess of $.01 stated value per share; shares issued and outstanding of 66.2 in 2009 and 65.2 in 2008	451.5	472.4
Retained earnings	337.5	216.7
Treasury shares, at cost; 2.4 million shares in 2009 and 3.4 million shares in 2008	(131.7)	(185.3)
Accumulated other comprehensive loss	(72.8)	(67.1)

Total shareholders’ equity	584.5	436.7

Total liabilities and shareholders’ equity	$2,220.1	$2,156.3

See Notes to Consolidated Financial Statements.

The Scotts Miracle-Gro Company

Consolidated Statements of Shareholders’ Equity
for the fiscal years ended September 30, 2009, 2008 and 2007

							Accumulated
			Capital in				Other
	Common Stock		Excess of	Retained	Treasury Stock		Comprehensive
	Shares	Amount	Stated Value	Earnings	Shares	Amount	Income/(loss)	Total
	(In millions)

Balance, September 30, 2006	68.1	$0.3	$508.8	$690.7	1.5	$(66.5)	$(51.6)	$1,081.7
Net income				113.4				113.4
Foreign currency translation							4.9	4.9
Unrecognized loss on derivatives, net of tax							(2.4)	(2.4)
Minimum pension liability, net of tax							20.4	20.4

Comprehensive income								136.3
Adjustment to initially apply FASB ASC 715, net of tax							(13.3)	(13.3)
Stock-based compensation expense (non-cash)			13.3					13.3
Cash dividends paid ($8.50 per share)				(543.6)				(543.6)
Treasury stock purchases					4.5	(246.8)		(246.8)
Treasury stock issuances			(42.1)		(2.0)	93.8		51.7

Balance, September 30, 2007	68.1	0.3	480.0	260.5	4.0	(219.5)	(42.0)	479.3
Net loss				(10.9)				(10.9)
Foreign currency translation							8.5	8.5
Unrecognized loss on derivatives, net of tax							(13.5)	(13.5)
Pension and other postretirement liabilities, net of tax							(20.1)	(20.1)

Comprehensive loss								(36.0)
Adjustment to initially apply FASB ASC 740				(0.4)				(0.4)
Stock-based compensation expense (non-cash)			12.5					12.5
Cash dividends paid ($0.50 per share)				(32.5)				(32.5)
Treasury stock issuances			(20.4)		(0.6)	34.2		13.8

Balance, September 30, 2008	68.1	0.3	472.1	216.7	3.4	(185.3)	(67.1)	436.7
Net income				153.3				153.3
Foreign currency translation							9.6	9.6
Unrecognized loss on derivatives, net of tax							(3.2)	(3.2)
Pension and other postretirement liabilities, net of tax							(12.1)	(12.1)

Comprehensive income								147.6
Stock-based compensation expense (non-cash)			14.5					14.5
Dividends declared ($0.50 per share)				(32.5)				(32.5)
Treasury stock issuances			(33.5)		(1.0)	53.6		20.1
Other			(1.9)					(1.9)

Balance, September 30, 2009	68.1	$0.3	$451.2	$337.5	2.4	$(131.7)	$(72.8)	$584.5

See Notes to Consolidated Financial Statements.

The Scotts Miracle-Gro Company

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations

The Scotts Miracle-Gro Company (“Scotts Miracle-Gro”) and its subsidiaries (collectively, together with Scotts Miracle-Gro, the “Company”) are engaged in the manufacturing, marketing and sale of lawn and garden care products. The Company’s primary customers include home centers, mass merchandisers, warehouse clubs, large hardware chains, independent hardware stores, nurseries, garden centers, food and drug stores, commercial nurseries and greenhouses and specialty crop growers. The Company’s products are sold primarily in North America and the European Union. The Company also operates the Scotts LawnService® business, which provides residential lawn care, lawn aeration, tree and shrub care and limited pest control services in the United States.

Since its acquisition in fiscal 2005, the Company has also operated Smith & Hawken®, an outdoor living and garden lifestyle category brand. As discussed in “NOTE 3. IMPAIRMENT, RESTRUCTURING AND OTHER CHARGES,” on July 8, 2009, the Company announced that it intends to cease operating the Smith & Hawken® business by the end of the calendar year. As of November 17, 2009, all Smith & Hawken® stores have been closed with all operational activity expected to be substantially complete by December 31, 2009.

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

The Scotts Miracle-Gro Company

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Promotional Allowances

The Company promotes its branded products through, among other things, cooperative advertising programs with retailers. Retailers may also be offered in-store promotional allowances and rebates based on sales volumes. Certain products are promoted with direct consumer rebate programs and special purchasing incentives. Promotion costs (including allowances and rebates) incurred during the year are expensed to interim periods in relation to revenues and are recorded as a reduction of net sales. Accruals for expected payouts under these programs are included in the “Other current liabilities” line in the Consolidated Balance Sheets.

Advertising

Advertising costs incurred during the year by our Global Consumer segment are expensed to interim periods in relation to revenues. All advertising costs, except for external production costs, are expensed within the fiscal year in which such costs are incurred. External production costs for advertising programs are deferred until the period in which the advertising is first aired.

Scotts LawnService® promotes its service offerings primarily through direct mail campaigns. External costs associated with these campaigns that qualify as direct response advertising costs are deferred and recognized as advertising expense in proportion to revenues over a period not beyond the end of the subsequent calendar year. Costs that do not qualify as direct response advertising costs are expensed within the fiscal year incurred on a monthly basis in proportion to net sales. The costs deferred at September 30, 2009 and 2008 were $2.1 million and $4.5 million, respectively.

Advertising expenses were $141.2 million in fiscal 2009, $142.4 million in fiscal 2008 and $150.9 million in fiscal 2007.

Research and Development

All costs associated with research and development are charged to expense as incurred. Expenses for fiscal 2009, fiscal 2008 and fiscal 2007 were $56.3 million, $44.7 million and $38.8 million, respectively, including product registration costs of $15.6 million, $9.8 million and $9.3 million, respectively.

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

The Scotts Miracle-Gro Company

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Cash and Cash Equivalents

The Company considers all highly liquid financial instruments with original maturities of three months or less to be cash equivalents. The Company maintains cash deposits in banks which from time to time exceed the amount of deposit insurance available. Management periodically assesses the financial condition of the banks and believes that the risk of any potential credit loss is minimal.

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

Inventories

Inventories are stated at the lower of cost or market, principally determined by the FIFO method. Inventories include the cost of raw materials, labor, manufacturing overhead and freight and in-bound handling costs incurred to pre-position goods in the Company’s warehouse network. The Company makes provisions for obsolete or slow-moving inventories as necessary to properly reflect inventory at the lower of cost or market value. Lower of cost-or-market reserves were $35.3 million and $26.2 million at September 30, 2009 and 2008, respectively.

Goodwill and Indefinite-lived Intangible Assets

Goodwill and intangible assets determined to have indefinite lives are not subject to amortization. Goodwill and indefinite-lived intangible assets are reviewed for impairment by applying a fair-value based test on an annual basis, as of the first day of the Company’s fiscal fourth quarter, or more frequently if circumstances indicate a potential impairment. If it is determined that an impairment has occurred, an impairment loss is recognized for the amount by which the carrying amount of the asset exceeds its estimated fair value and classified as “Impairment, restructuring and other charges” in the Consolidated Statements of Operations.

Long-lived Assets

Property, plant and equipment are stated at cost. Interest capitalized on capital projects amounted to $0.4 million, $0.3 million and $0.4 million during fiscal 2009, fiscal 2008 and fiscal 2007, respectively. Expenditures for maintenance and repairs are charged to expense as incurred. When properties are retired or otherwise disposed of, the cost of the asset and the related accumulated depreciation are removed from the accounts with the resulting gain or loss being reflected in income from operations.

Depreciation of property, plant and equipment is provided on the straight-line method and is based on the estimated useful economic lives of the assets as follows:

Land improvements	10 — 25 years
Buildings	10 — 40 years
Machinery and equipment	3 — 15 years
Furniture and fixtures	6 — 10 years
Software	3 — 8 years

Intangible assets with finite lives, and therefore subject to amortization, include technology (e.g., patents), customer relationships, non-compete agreements and certain tradenames. These intangible assets are being

The Scotts Miracle-Gro Company

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

amortized on the straight-line method over periods typically ranging from 3 to 25 years. The Company’s fixed assets and intangible assets subject to amortization are required to be tested for recoverability whenever events or changes in circumstances indicate that carrying amounts may not be recoverable. If an evaluation of recoverability was required, the estimated undiscounted future cash flows associated with the asset would be compared to the asset’s carrying amount to determine if a write-down is required. If the undiscounted cash flows are less than the carrying amount, an impairment loss is recorded to the extent that the carrying amount exceeds fair value.

Internal Use Software

The costs of internal use software are expensed or capitalized depending on whether they are incurred in the preliminary project stage, application development stage or the post-implementation/operation stage. As of September 30, 2009 and 2008, the Company had $23.4 million and $21.9 million, respectively, in unamortized capitalized internal use computer software costs. Amortization of these costs was $8.2 million, $7.2 million and $12.1 million during fiscal 2009, fiscal 2008 and fiscal 2007, respectively.

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

Translation of Foreign Currencies

For all foreign operations, the functional currency is the local currency. Assets and liabilities of these operations are translated at the exchange rate in effect at each year-end. Income and expense accounts are translated at the average rate of exchange prevailing during the year. Translation gains and losses arising from the use of differing exchange rates from period to period are included in other comprehensive income (loss), a component of shareholders’ equity. Foreign currency transaction gains and losses are included in the determination of net income (loss).

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

Variable Interest Entities

GAAP provides a framework for identifying variable interest entities (“VIE’s”) and determining when a company should include the assets, liabilities, noncontrolling interests and results of operations of a VIE in its consolidated financial statements. In general, a VIE is a corporation, partnership, limited liability company, trust or any other legal structure used to conduct activities or hold assets that either: (1) has an insufficient amount of equity to carry out its principal activities without additional subordinated financial support, (2) has a group of equity owners that are unable to make significant decisions about its activities or (3) has a group of equity owners that do not have the obligation to absorb losses or the right to receive returns generated by its operations.

The Scotts Miracle-Gro Company

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

GAAP requires a VIE to be consolidated if a party with an ownership, contractual or other financial interest in the VIE (a variable interest holder) is obligated to absorb a majority of the risk of loss from the VIE’s activities, is entitled to receive a majority of the VIE’s residual returns (if no party absorbs a majority of the VIE’s losses), or both. A variable interest holder that consolidates the VIE is called the primary beneficiary. Upon consolidation, the primary beneficiary generally must initially record all of the VIE’s assets, liabilities and noncontrolling interests at fair value and subsequently account for the VIE as if it were consolidated based on majority voting interest. GAAP also requires disclosures about VIEs that the variable interest holder is not required to consolidate but in which it has a significant variable interest.

The Company’s Scotts LawnService® business sells new franchise territories, primarily in small to mid-size markets, under arrangements where a portion of the franchise fee is paid in cash with the balance due under a promissory note. The Company believes that it may be the primary beneficiary for certain of its franchisees initially, but ceases to be the primary beneficiary as the franchisees develop their businesses and the promissory notes are repaid. At September 30, 2009 and 2008, the Company had approximately $2.4 million and $1.8 million in notes receivable from such franchisees, respectively. The effect of consolidating the entities where the Company may be the primary beneficiary for a limited period of time is not material to the consolidated financial statements.

Subsequent Events

The Company adopted new accounting guidance for subsequent events, which is intended to establish general standards of accounting for and disclosures of events that occur after the balance sheet date but before financial statements are issued. The adoption had no impact on the Company’s consolidated financial statements. The Company evaluated all events or transactions that occurred after September 30, 2009 up through November 24, 2009, the date the Company issued these consolidated financial statements. During this period, the Company did not have any material recognizable subsequent events.

RECENT ACCOUNTING PRONOUNCEMENTS

FASB Accounting Standards Codification

In June 2009, the Financial Accounting Standards Board (the “FASB”) issued new accounting guidance which establishes two levels of GAAP, authoritative and non-authoritative. The FASB Accounting Standards Codification (the “Codification”) is the source of authoritative, nongovernmental GAAP, except for rules and interpretive releases of the Securities and Exchange Commission (“SEC”), which are sources of authoritative GAAP for SEC registrants. All other non-grandfathered, non-SEC accounting literature not included in the Codification will become non-authoritative. This standard is effective for financial statements for interim or annual reporting periods ended after September 15, 2009. The Company began using the new guidelines and numbering system prescribed by the Codification when referring to GAAP in the fourth quarter of fiscal 2009. The adoption of this guidance did not have an impact on the Company’s consolidated financial statements.

Fair Value Measurements

On October 1, 2008, the Company adopted new accounting guidance on fair value measurements. The new guidance defines fair value, establishes a framework for measuring fair value under GAAP, and expands disclosures about fair value measurements. The effect of the adoption was not material and required no adjustment to the Company’s financial condition or results of operations. Refer to “NOTE 16. FAIR VALUE MEASUREMENTS” for further information regarding the effect of the adoption with respect to financial assets and liabilities. In February 2008, the FASB issued additional guidance which removed leasing transactions from the scope of fair value measurements. In February 2008, the FASB also delayed the effective date of the new fair value guidance for all nonrecurring fair value measurements of nonfinancial assets and nonfinancial liabilities until fiscal years beginning after November 15, 2008. The guidance states that a measurement is recurring if it happens at least annually and defines nonfinancial assets and nonfinancial liabilities as all assets and liabilities other than those meeting the definition of a financial asset or financial

The Scotts Miracle-Gro Company

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

liability. The Company is completing its evaluation of the guidance issued in February 2008 and does not expect it to have a material impact on the Company’s financial condition or results of operations.

The Fair Value Option for Financial Assets and Financial Liabilities

In February 2007, the FASB issued new accounting guidance that allows an entity the irrevocable option to elect fair value for the initial and subsequent measurement for certain financial assets and liabilities on a contract-by-contract basis. Subsequent changes in fair value of these financial assets and liabilities would be recognized in earnings when they occur. The guidance further establishes certain additional disclosure requirements. The Company adopted the guidance as of October 1, 2008. The Company has not elected to measure any financial assets or liabilities at fair value which were not previously required to be measured at fair value.

Disclosures about Derivative Instruments and Hedging Activities

In March 2008, the FASB issued new accounting guidance on disclosures about derivative instruments and hedging activities. The objective is to enhance the disclosure framework and improve the transparency of financial reporting for derivative instruments and hedging activities. The guidance requires entities to provide enhanced disclosures about: (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance and cash flows. The Company adopted the new accounting guidance for the fiscal quarter ended March 28, 2009. Refer to “NOTE 15. DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES” for the applicable disclosures.

Business Combinations

In December 2007, the FASB issued new accounting guidance on business combinations and non-controlling interests in consolidated financial statements. The objective is to improve the relevance, representational faithfulness and comparability of the information that a reporting entity provides in its financial reports about a business combination and its effects. The guidance applies to all transactions or other events in which an entity (the “acquirer”) obtains control of one or more businesses (the “acquiree”), including those sometimes referred to as “true mergers” or “mergers of equals” and combinations achieved without the transfer of consideration. In April 2009, the FASB issued additional guidance which addresses application issues arising from contingencies in a business combination. The new guidance is effective for the Company’s financial statements for the fiscal year that began October 1, 2009. The Company will adopt the new guidance prospectively as applicable.

Noncontrolling Interests in Consolidated Financial Statements

In December 2007, the FASB issued new accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. The new guidance also changes the way the consolidated financial statements are presented, establishes a single method of accounting for changes in a parent’s ownership interest in a subsidiary that do not result in deconsolidation, requires that a parent recognize a gain or loss in net income when a subsidiary is deconsolidated and expands disclosures in the consolidated financial statements that clearly identify and distinguish between the parent’s ownership interest and the interest of the noncontrolling owners of a subsidiary. The provisions are to be applied prospectively as of the beginning of the fiscal year in which the guidance is adopted, except for the presentation and disclosure requirements, which are to be applied retrospectively for all periods presented. The new guidance will be effective for the Company’s financial statements for the fiscal year beginning October 1, 2009. The Company is in the process of evaluating the impact that the guidance may have on its financial statements and related disclosures.

The Scotts Miracle-Gro Company

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Determination of the Useful Life of Intangible Assets

In April 2008, the FASB issued new accounting guidance which amends the list of factors an entity should consider in developing renewal or extension assumptions used in determining the useful life of recognized intangible assets. The new guidance applies to: (a) intangible assets that are acquired individually or with a group of other assets and (b) intangible assets acquired in both business combinations and asset acquisitions. Entities estimating the useful life of a recognized intangible asset must consider their historical experience in renewing or extending similar arrangements or, in the absence of historical experience, must consider assumptions that market participants would use about renewal or extension. The new guidance will require certain additional disclosures beginning October 1, 2009 and prospective application to useful life estimates for intangible assets acquired after September 30, 2009. The Company is in the process of evaluating the impact that the guidance may have on its financial statements and related disclosures.

Employers’ Disclosures About Postretirement Benefit Plan Assets

In December 2008, the FASB issued new accounting guidance on employers’ disclosures about assets of a defined benefit pension or other postretirement plan. It requires employers to disclose information about fair value measurements of plan assets. The objectives of the disclosures are to provide an understanding of: (a) how investment allocation decisions are made, including the factors that are pertinent to an understanding of investment policies and strategies, (b) the major categories of plan assets, (c) the inputs and valuation techniques used to measure the fair value of plan assets, (d) the effect of fair value measurements using significant unobservable inputs on changes in plan assets for the period and (e) significant concentrations of risk within plan assets. The disclosures required will be effective for the Company’s financial statements for the fiscal year that began October 1, 2009. The Company is in the process of evaluating the impact that the guidance may have on its financial statement disclosures.

Accounting for Transfers of Financial Assets

In June 2009, the FASB issued new accounting guidance to improve the information provided in financial statements concerning transfers of financial assets, including the effects of transfers on financial position, financial performance and cash flows, and any continuing involvement of the transferor with the transferred financial assets. The provisions are effective for the Company’s financial statements for the fiscal year beginning October 1, 2010. The Company is in the process of evaluating the impact that the guidance may have on its financial statements and related disclosures.

Variable Interest Entities

In June 2009, the FASB issued new accounting guidance requiring an enterprise to perform an analysis to determine whether the enterprise’s variable interest or interests give it a controlling financial interest in a variable interest entity. It also requires enhanced disclosures that will provide users of financial statements with more transparent information about an enterprise’s involvement in a variable interest entity. The provisions are effective for the Company’s financial statements for the fiscal year beginning October 1, 2010. The Company is in the process of evaluating the impact that the guidance may have on its financial statements and related disclosures.

NOTE 2.	PRODUCT REGISTRATION AND RECALL MATTERS

In April 2008, the Company became aware that a former associate apparently deliberately circumvented the Company’s policies and U.S. Environmental Protection Agency (the “U.S. EPA”) regulations under the Federal Insecticide, Fungicide, and Rodenticide Act of 1947, as amended (“FIFRA”), by failing to obtain valid registrations for certain products and/or causing certain invalid product registration forms to be submitted to regulators. Since that time, the Company has been cooperating with both the U.S. EPA and the U.S. Department of Justice (the “U.S. DOJ”) in related civil and criminal investigations into the pesticide product registration issues.

The Scotts Miracle-Gro Company

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

In late April of 2008, in connection with the U.S. EPA’s investigation, the Company conducted a consumer-level recall of certain consumer lawn and garden products and a Scotts LawnService® product. Subsequently, the Company and the U.S. EPA agreed upon a Compliance Review Plan for conducting a comprehensive, independent review of the Company’s product registration records. Pursuant to the Compliance Review Plan, an independent third-party firm, Quality Associates Incorporated (“QAI”), reviewed substantially all of the Company’s U.S. pesticide product registrations and associated advertisements, some of which were historical in nature and no longer related to sales of the Company’s products. The U.S. EPA investigation and the QAI review process resulted in the temporary suspension of sales and shipments of certain products. In addition, as the QAI review process or the Company’s internal review identified potential FIFRA registration issues (some of which appear unrelated to the actions of the former associate), the Company endeavored to stop selling or distributing the affected products until the issues could be resolved. QAI’s review of the Company’s U.S. pesticide product registrations and associated advertisements is now substantially complete. The results of the QAI review process did not materially affect, and are not expected to materially affect, the Company’s fiscal 2009 and fiscal 2010 sales, respectively.

In late 2008, the Company and its indirect subsidiary EG Systems, Inc., doing business as Scotts LawnService®, were named as defendants in a purported class action filed in the U.S. District Court for the Eastern District of Michigan relating to Scotts LawnService’s application of certain pesticide products. In the suit, Mark Baumkel, on behalf of himself and the purported classes, sought an unspecified amount of damages, plus costs and attorneys’ fees, for alleged claims involving breach of contract, unjust enrichment, tort, and violation of the State of Michigan’s consumer protection act. On September 28, 2009, the court granted the Company’s and Scotts LawnService’s motion and dismissed the suit with prejudice. Since that time, the Company and Mr. Baumkel have agreed to a confidential settlement that, among other things, precludes an appeal of the decision. The impact of the confidential settlement did not, and will not, materially affect the Company’s financial condition, results of operations or cash flows.

In fiscal 2008, the Company conducted a voluntary recall of certain of its wild bird food products due to a formulation issue. Certain wild bird food products had been treated with pest control additives to avoid insect infestation, especially at retail stores. While the pest control additives had been labeled for use on certain stored grains that can be processed for human and/or animal consumption, they were not labeled for use on wild bird food products. In October, 2008, the U.S. Food & Drug Administration concluded that the recall had been completed and that there had been proper disposition of the recalled products. The results of the wild bird food recall did not materially affect the Company’s fiscal 2009 financial condition, results of operations or cash flows.

As a result of these registration and recall matters, the Company has reversed sales associated with estimated returns of affected products, recorded charges for affected inventory and recorded other registration and recall-related costs. The effects of these adjustments were pre-tax charges of $28.6 million and $51.1 million for the years ended September 30, 2009 and 2008, respectively. The Company expects to incur an additional $10-$15 million in fiscal 2010 on recall and registration matters, excluding possible fines, penalties, judgments and/or litigation costs. The Company expects that these charges will include costs associated with the rework of certain finished goods inventories, the potential disposal of certain products and ongoing third-party professional services related to the U.S. EPA and U.S. DOJ investigations.

The U.S. EPA and U.S. DOJ investigations continue and may result in future state, federal or private rights of action including fines and/or penalties with respect to known or potential additional product registration issues. Until the U.S. EPA and U.S. DOJ investigations are complete, the Company cannot reasonably determine the scope or magnitude of possible liabilities that could result from known or potential product registration issues, and no reserves for these potential liabilities have been established as of September 30, 2009. However, it is possible that such liabilities, including fines, penalties, judgments and/or litigation costs could be material and have an adverse effect on the Company’s financial condition, results of operations or cash flows.

The Scotts Miracle-Gro Company

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following tables summarize the impact of the product registration and recall matters on the results of operations during fiscal 2009 and fiscal 2008 and on accrued liabilities and inventory reserves as of September 30, 2009 and 2008 (in millions):

	Year Ended
	September 30,
	2009	2008

Net sales — product recalls	$(0.3)	$(22.3)
Cost of sales — product recalls	(0.2)	(11.1)
Cost of sales — other charges	11.7	27.2

Gross Profit	(11.8)	(38.4)
SG&A	16.8	12.7

Loss from operations	(28.6)	(51.1)
Income tax benefit	(10.3)	(17.9)

Net loss	$(18.3)	$(33.2)

	Reserves
	Established
	During the	Additional			Additional
	Second	Costs and		Reserves at	Costs and		Reserves at
	Quarter of	Changes in	Reserves	September 30,	Changes in	Reserves	September 30,
	Fiscal 2008	Estimates	Used	2008	Estimates	Used	2009

Sales returns — product recalls	$19.0	$3.3	$(22.1)	$0.2	$0.3	$(0.5)	$—
Cost of sales returns — product recalls	(12.0)	0.9	11.0	(0.1)	(0.2)	0.3	—
Inventory reserves	14.1	(0.8)	(7.4)	5.9	2.9	(4.7)	4.1
Other incremental costs of sales	8.5	5.4	(10.7)	3.2	8.8	(7.8)	4.2
Other general and administrative costs	1.2	11.5	(8.4)	4.3	16.8	(19.7)	1.4

Accrued liabilities and inventory reserves	$30.8	$20.3	$(37.6)	$13.5	$28.6	$(32.4)	$9.7

NOTE 3.	IMPAIRMENT, RESTRUCTURING AND OTHER CHARGES

On July 8, 2009, the Company announced that its wholly-owned subsidiary, Smith & Hawken, Ltd., adopted a plan (the “Plan”) to close the business and to engage the services of an outside consultant to supervise and assist with the closure process.

The Smith & Hawken, Ltd. Board of Directors had been actively exploring its strategic options for the business and determined that shutting down the business presented the best alternative. As a result of the decision, which was supported by the Board of Directors of Scotts Miracle-Gro, the Company expects to incur pre-tax charges of approximately $35-$40 million, primarily related to the termination of retail site lease obligations, agency fees, severance and benefit commitments, charges related to inventories, and impairment of retail site improvements and fixtures. Based on the best estimates of the Company, the Plan is expected to have a neutral to slightly positive impact on cash as the recovery of working capital, together with anticipated tax benefits, will approximately offset the related charges. As of November 17, 2009, all Smith & Hawken® stores have been closed with all operational activity expected to be substantially complete by December 31, 2009.

The Scotts Miracle-Gro Company

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Company recorded net restructuring and other charges of $14.7 million, $1.0 million and $1.1 million in fiscal 2009, fiscal 2008 and fiscal 2007, respectively. Other charges in fiscal 2009 relate to the closure process of Smith & Hawken®. Other charges in fiscal 2008 and fiscal 2007 related to the Company’s turfgrass biotechnology program.

Property, plant and equipment charges of $15.8 million in fiscal 2008 related primarily to Smith & Hawken®. Goodwill and intangible asset impairment charges of $120.0 million and $35.3 million were recorded in fiscal 2008 and fiscal 2007, respectively. The nature of the impairment charges are discussed further in “NOTE 4. GOODWILL AND INTANGIBLE ASSETS, NET.”

The following table details impairment, restructuring and other charges and rolls forward the cash portion of the restructuring and other charges accrued in fiscal 2009, fiscal 2008 and fiscal 2007 (in millions):

	2009	2008	2007

Restructuring and other charges	$14.7	$1.0	$2.7
Property, plant and equipment impairment	—	15.8	—
Goodwill and intangible asset impairments	—	120.0	35.3

Total impairment, restructuring and other charges	$14.7	$136.8	$38.0

	2009	2008	2007

Amounts reserved for restructuring and other charges at beginning of year	$1.1	$2.5	$6.4
Restructuring and other expense	14.7	1.0	2.7
Payments and other	(1.2)	(2.4)	(6.6)

Amounts reserved for restructuring and other charges at end of year	$14.6	$1.1	$2.5

NOTE 4.	GOODWILL AND INTANGIBLE ASSETS, NET

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

Fiscal 2009

The Company completed its impairment analysis as of June 28, 2009 and determined that no charge for impairment was required.

Fiscal 2008

The Company’s fiscal 2008 impairment review resulted in a non-cash charge of $136.8 million to reflect the decline in the fair value of certain goodwill and other assets as evidenced by the decline in the Company’s common shares. In total, the fiscal 2008 impairment charges were comprised of $80.8 million for goodwill, $19.0 million

The Scotts Miracle-Gro Company

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

related to indefinite-lived tradenames and $37.0 million for long-lived assets. Of the $37.0 million impairment charge recorded for long-lived assets, $15.1 million was recorded in cost of sales. On a reportable segment basis, $64.5 million of the impairment was in Global Consumer, $38.4 million was in Global Professional, with the remaining $33.9 million in Corporate & Other.

Fiscal 2007

The Company’s fourth quarter fiscal 2007 impairment review resulted in a non-cash goodwill and intangible asset impairment charge of $35.3 million, of which, $29.2 million related to Smith & Hawken® goodwill and intangibles, $2.2 million for a goodwill impairment charge related to its turfgrass biotechnology program and $3.9 million was associated with information technology initiatives in the Company’s Scotts LawnService® segment.

The following table presents goodwill and intangible assets as of September 30, 2009 and 2008 (dollars in millions).

		September 30, 2009			September 30, 2008
	Weighted	Gross		Net	Gross		Net
	Average	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
	Life	Amount	Amortization	Amount	Amount	Amortization	Amount

Amortizable intangible assets:
Technology	15	$53.6	$(40.3)	$13.3	$49.9	$(39.1)	$10.8
Customer accounts	14	85.0	(44.6)	40.4	83.5	(38.0)	45.5
Tradenames	17	11.3	(10.2)	1.1	11.3	(9.0)	2.3
Other	14	105.1	(75.1)	30.0	101.2	(71.2)	30.0

Total amortizable intangible assets, net				84.8			88.6
Unamortizable intangible assets:
Tradenames				279.4			278.6

Total intangible assets, net				364.2			367.2
Goodwill				375.2			377.7

Total goodwill and intangible assets, net				$739.4			$744.9

The Scotts Miracle-Gro Company

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The changes to the net carrying value of goodwill by segment for the fiscal years ended September 30, 2009 and 2008 are as follows (in millions):

	Global	Global	Scotts
	Consumer	Professional	LawnService®	Total

Balance as of September 30, 2007	$277.0	$62.4	$123.5	$462.9
Increases due to acquisitions	—	—	0.3	0.3
Impairment	(61.0)	(19.8)	—	(80.8)
Other, primarily foreign currency translation	(0.9)	(3.8)	—	(4.7)

Balance as of September 30, 2008	215.1	38.8	123.8	377.7
Other, primarily foreign currency translation	(3.4)	1.0	(0.1)	(2.5)

Balance as of September 30, 2009	$211.7	$39.8	$123.7	$375.2

The total amortization expense for the years ended September 30, 2009, 2008 and 2007 was $12.5 million, $16.4 million and $16.1 million, respectively. Amortization expense is estimated to be as follows for the years ending September 30 (in millions):

2010	$11.7
2011	8.9
2012	8.8
2013	8.6
2014	8.5

NOTE 5.	2007 RECAPITALIZATION

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

In order to fund these transactions, the Company entered into new credit facilities aggregating $2.15 billion and terminated its prior credit facility. As part of this debt restructuring, the Company also conducted a cash tender offer for any and all of its outstanding 6 5/8% senior subordinated notes in an aggregate principal amount of $200 million. Please refer to “NOTE 11. DEBT” for further information as to the current credit facilities and the repayment and termination of the prior credit facility and the 6 5/8% senior subordinated notes.

The payment of the special one-time cash dividend required the Company to adjust the number of common shares subject to stock options and stock appreciation rights outstanding under the Company’s share-based awards programs, as well as the price at which the awards may be exercised. Please refer to “NOTE 12. SHAREHOLDERS’ EQUITY” for further information.

The Scotts Miracle-Gro Company

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Company’s interest expense has been significantly higher for periods subsequent to the recapitalization transactions as a result of the borrowings incurred to fund the cash returned to shareholders. The following pro forma financial information has been compiled as if the Company had completed the recapitalization transactions as of October 1, 2006 for fiscal 2007. Borrowing rates in effect as of March 30, 2007 were used to compute pro forma interest expense. As the recapitalization involved a share repurchase, pro forma diluted common shares are also provided.

Pro Forma Financial
Information
Year Ended
September 30, 2007
(In millions, except
per share data)
(Unaudited)

Income before income taxes, as reported	$188.1
Add back reported interest expense	70.7
Add back costs related to refinancing	18.3
Deduct pro forma interest expense	(94.3)

Pro forma income before income taxes	182.8
Pro forma income taxes	72.5

Pro forma net income	$110.3

Pro forma basic net income per common share	$1.74

Pro forma diluted net income per common share	$1.68

Reported interest expense	$70.7
Incremental interest on recapitalization borrowings	21.8
New credit facilities interest rate differential	1.5
Incremental amortization of new credit facilities fees	0.3

Pro forma interest expense	$94.3

Pro forma effective tax rates	39.7%

Pro Forma Shares
Year Ended
September 30, 2007
(In millions)

Weighted-average common shares outstanding during the period	65.2
Incremental full period impact of repurchased common shares	(1.8)

Pro forma basic common shares	63.4

Weighted-average common shares outstanding during the period plus dilutive potential common shares	67.0
Incremental full period impact of repurchased common shares	(1.8)
Impact on dilutive potential common shares	0.3

Pro forma diluted common shares	65.5

The Scotts Miracle-Gro Company

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 6.	DETAIL OF CERTAIN FINANCIAL STATEMENT ACCOUNTS

	September 30,
	2009	2008
	(In millions)

INVENTORIES, NET:
Finished goods	$239.1	$277.3
Work-in-progress	41.5	29.9
Raw materials	178.3	108.7

	$458.9	$415.9

PROPERTY, PLANT AND EQUIPMENT, NET:
Land and improvements	$61.5	$61.0
Buildings	173.3	165.1
Machinery and equipment	449.6	432.0
Furniture and fixtures	36.3	36.2
Software	98.9	92.0
Aircraft	8.4	—
Construction in progress	34.0	18.4

	862.0	804.7
Less: accumulated depreciation	(492.3)	(460.6)

	$369.7	$344.1

OTHER CURRENT LIABILITIES:
Payroll and other compensation accruals	$120.8	$50.3
Advertising and promotional accruals	158.4	144.1
Other	127.2	126.1

	$406.4	$320.5

OTHER NON-CURRENT LIABILITIES:
Accrued pension and postretirement liabilities	$128.4	$108.4
Deferred tax liability	49.6	42.6
Other	51.1	41.0

	$229.1	$192.0

	September 30,
	2009	2008	2007
	(In millions)

ACCUMULATED OTHER COMPREHENSIVE LOSS:
Unrecognized loss on derivatives, net of tax of $10.7, $8.9 and $0.4	$(17.3)	$(14.1)	$(0.6)
Pension liability, net of tax of $35.3, $29.2 and $15.9	(59.2)	(47.1)	(27.0)
Foreign currency translation adjustment	3.7	(5.9)	(14.4)

	$(72.8)	$(67.1)	$(42.0)

The Scotts Miracle-Gro Company

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 7.	MARKETING AGREEMENT

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

Under the terms of the Marketing Agreement, the Company performs certain functions, primarily manufacturing conversion, distribution and logistics, and selling and marketing support, on behalf of Monsanto in the conduct of the consumer Roundup® business. The actual costs incurred for these activities are charged to and reimbursed by Monsanto. The Company records costs incurred under the Marketing Agreement for which the Company is the primary obligor on a gross basis, recognizing such costs in “Cost of sales” and the reimbursement of these costs in “Net sales,” with no effect on gross profit or net income. The related net sales and cost of sales were $67.8 million, $58.0 million and $47.7 million for fiscal 2009, fiscal 2008 and fiscal 2007, respectively.

The elements of the net commission earned under the Marketing Agreement and included in “Net sales” for each of the three years in the period ended September 30, 2009 were as follows (in millions):

	2009	2008	2007

Gross commission	$72.2	$65.1	$62.7
Contribution expenses	(20.0)	(20.0)	(20.0)
Amortization of marketing fee	(0.8)	(0.8)	(0.8)

Net commission income	51.4	44.3	41.9
Reimbursements associated with Marketing Agreement	67.8	58.0	47.7

Total net sales associated with Marketing Agreement	$119.2	$102.3	$89.6

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

The Scotts Miracle-Gro Company

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Effective October 1, 2008, the Company acquired Humax Horticulture Limited (“Humax”), a privately-owned growing media company in the United Kingdom, for a total cost of $9.3 million. Purchase accounting allocations have been recorded for Humax, including the allocation of the purchase price to assets acquired and liabilities assumed, based on estimated fair values at the date of acquisition. Pro forma net sales, net income and net income per common share for fiscal 2008 would not have been significantly different had the acquisition of Humax occurred as of October 1, 2007.

Scotts LawnService®

During fiscal 2007, the Company’s Scotts LawnService® segment acquired 11 individual lawn service entities for a total cost of approximately $22.5 million. The following table summarizes the details of these transactions (dollar amounts in millions):

Fiscal Year
2007

Number of individual acquisitions	11
Total cost	$22.5
Portion of cost paid in cash	18.7
Notes issued and liabilities assumed	3.8
Goodwill	14.9
Other intangible assets	6.3
Working capital and property, plant and equipment	1.3

NOTE 9.	RETIREMENT PLANS

The Company sponsors a defined contribution profit sharing and 401(k) plans for substantially all U.S. associates. The Company provides a base contribution equal to 2% of compensation up to 50% of the Social Security taxable wage base plus 4% of remaining compensation. Associates also may make pretax contributions from compensation that are matched by the Company at 100% of the associates’ initial 3% contribution and 50% of their remaining contribution up to 5%. The Company recorded charges of $15.3 million, $11.4 million and $10.7 million under the plan in fiscal 2009, fiscal 2008 and fiscal 2007, respectively.

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

The Scotts Miracle-Gro Company

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following tables present information about benefit obligations, plan assets, annual expense, assumptions and other information about the Company’s defined benefit pension plans (in millions). The defined benefit plans are valued using a September 30 measurement date.

	Curtailed Defined		International
	Benefit Plans		Benefit Plans
	2009	2008	2009	2008

Change in projected benefit obligation
Benefit obligation at beginning of year	$90.2	$90.8	$176.7	$179.5
Service cost	—	—	2.4	2.8
Interest cost	5.6	5.4	9.6	10.0
Plan participants’ contributions	—	—	0.8	0.9
Actuarial loss	12.1	0.5	8.3	10.2
Benefits paid	(6.4)	(6.5)	(5.1)	(6.6)
Other	—	—	(0.3)	(0.6)
Special termination benefits	—	—	—	0.1
Foreign currency translation	—	—	(10.0)	(19.6)

Projected benefit obligation at end of year	$101.5	$90.2	$182.4	$176.7

Accumulated benefit obligation at end of year	$101.5	$90.2	$157.4	$152.4

Change in plan assets
Fair value of plan assets at beginning of year	$65.9	$77.9	$118.9	$142.7
Actual return on plan assets	3.2	(10.3)	11.9	(11.5)
Employer contribution	1.5	4.8	9.3	9.1
Plan participants’ contributions	—	—	0.8	0.9
Actuarial loss	—	—	(4.4)	—
Benefits paid	(6.4)	(6.5)	(5.1)	(6.6)
Foreign currency translation	—	—	(8.2)	(15.0)
Other	—	—	(0.3)	(0.7)

Fair value of plan assets at end of year	$64.2	$65.9	$122.9	$118.9

Underfunded status at end of year	$(37.3)	$(24.3)	$(59.5)	$(57.8)

Information for pension plans with an accumulated benefit obligation in excess of plan assets
Projected benefit obligation	$101.5	$90.2	$182.4	$157.0
Accumulated benefit obligation	101.5	90.2	157.4	135.9
Fair value of plan assets	64.2	65.9	122.9	102.0
Amounts recognized in the Consolidated Balance Sheets consist of:
Current liabilities	$(0.2)	$(0.2)	$(1.1)	$(1.0)
Noncurrent liabilities	(37.1)	(24.1)	(58.4)	(56.8)

Total amount accrued	$(37.3)	$(24.3)	$(59.5)	$(57.8)

The Scotts Miracle-Gro Company

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Curtailed Defined		International
	Benefit Plans		Benefit Plans
	2009	2008	2009	2008

Amounts recognized in accumulated other comprehensive loss consist of:
Actuarial loss	$48.6	$37.7	$48.3	$46.3
Prior service cost	—	—	(1.0)	(1.1)

Net amount recognized	$48.6	$37.7	$47.3	$45.2

Total change in other comprehensive loss attributable to:
Pension benefit losses during the period	$13.9	$17.0	$8.1	$31.1
Reclassification of pension benefit losses to net income	(3.0)	(1.3)	(2.0)	(0.5)
Foreign currency translation	—	—	(4.0)	(6.0)

Total change in other comprehensive loss	$10.9	$15.7	$2.1	$24.6

Amounts in accumulated other comprehensive loss expected to be recognized as components of net periodic benefit cost in fiscal 2010 are as follows:
Actuarial loss	$4.3	$3.0	$2.4	$2.4
Prior service cost	—	—	(0.1)	(0.1)

Amount to be amortized into net periodic benefit cost	$4.3	$3.0	$2.3	$2.3

Weighted average assumptions used in development of projected benefit obligation
Discount rate	5.23%	6.46%	5.51%	6.06%
Rate of compensation increase	n/a	n/a	3.8%	4.1%

	Curtailed Defined Benefit Plan			International Benefit Plans
	2009	2008	2007	2009	2008	2007

Components of net periodic benefit cost
Service cost	$—	$—	$—	$2.4	$2.8	$3.9
Interest cost	5.6	5.4	5.3	9.6	10.0	9.2
Expected return on plan assets	(5.1)	(6.2)	(5.6)	(7.2)	(9.3)	(8.2)
Net amortization	3.1	1.3	2.1	2.0	0.4	2.1

Net periodic benefit cost	3.6	0.5	1.8	6.8	3.9	7.0
Curtailment/settlement loss	—	—	—	—	0.1	0.6

Total benefit cost	$3.6	$0.5	$1.8	$6.8	$4.0	$7.6

Weighted average assumptions used in development of net periodic benefit cost
Discount rate	6.46%	6.11%	5.93%	6.06%	5.67%	4.86%
Expected return on plan assets	8.0%	8.0%	8.0%	5.8%	5.8%	6.6%
Rate of compensation increase	n/a	n/a	n/a	4.1%	3.5%	3.5%

The Scotts Miracle-Gro Company

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Other information

	Curtailed Defined	International
	Benefit Plans	Benefit Plans

Plan asset allocations:
Target for September 30, 2010:
Equity securities	60%	49%
Debt securities	40%	51%
September 30, 2009:
Equity securities	57%	50%
Debt securities	41%	50%
Other	2%	0%
September 30, 2008:
Equity securities	56%	48%
Debt securities	43%	52%
Other	1%	0%
Expected contributions in fiscal 2010:
Company	3.2	8.7
Employee	—	0.8
Expected future benefit payments:
2010	6.8	5.1
2011	6.8	5.3
2012	6.9	5.8
2013	6.9	6.1
2014	7.1	6.4
2015 — 2019	35.9	38.3

Investment Strategy

Target allocation percentages among various asset classes are maintained based on an individual investment policy established for each of the various pension plans. Asset allocations are designed to achieve long-term objectives of return, while mitigating against downside risk and considering expected cash requirements necessary to fund benefit payments. However, we cannot predict future investment returns, and therefore cannot determine whether future pension plan funding requirements could materially and adversely affect our financial condition, results of operations or cash flows.

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

The Scotts Miracle-Gro Company

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

	2009	2008

Change in Accumulated Plan Benefit Obligation (APBO)
Benefit obligation at beginning of year	$26.2	$30.4
Service cost	0.4	0.5
Interest cost	1.9	1.8
Plan participants’ contributions	0.9	0.9
Actuarial (gain)/loss	4.8	(4.5)
Benefits paid (net of federal subsidy of $0.3 and $0.3)	(3.2)	(2.9)

Benefit obligation at end of year	$31.0	$26.2

Change in plan assets
Fair value of plan assets at beginning of year	$—	$—
Employer contribution	2.6	2.3
Plan participants’ contributions	0.9	0.9
Gross benefits paid	(3.5)	(3.2)

Fair value of plan assets at end of year	—	—

Funded status at end of year	$(31.0)	$(26.2)

Amounts recognized in the Consolidated Balance Sheets consist of:
Current liabilities	$(2.2)	$(2.4)
Noncurrent liabilities	(28.8)	(23.8)

Total amount accrued	$(31.0)	$(26.2)

Amounts recognized in accumulated other comprehensive loss consist of:
Actuarial (gain) loss	$0.8	$(4.2)

Total change in other comprehensive loss attributable to:
Benefit losses (gains) during the period	$4.8	$(4.5)
Reclassification of benefit gains to net income	0.2	—

Total change in other comprehensive loss	$5.0	$(4.5)

The estimated actuarial gain that will be amortized from accumulated loss into net periodic benefit cost over the next fiscal year is immaterial.
Discount rate used in development of APBO	5.50%	7.54%

The Scotts Miracle-Gro Company

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	2009	2008	2007

Components of net periodic benefit cost
Service cost	$0.4	$0.5	$0.6
Interest cost	1.9	1.8	1.8
Amortization of actuarial gain	(0.2)	—	—

Total postretirement benefit cost	$2.1	$2.3	$2.4

Discount rate used in development of net periodic benefit cost	7.54%	6.22%	5.86%

On December 8, 2003, the Medicare Prescription Drug, Improvement and Modernization Act (the “Act”) became law. The Act provides for a federal subsidy to sponsors of retiree health care benefit plans that provide a prescription drug benefit that is at least actuarially equivalent to the benefit established by the Act. The APBO at September 30, 2009, has been reduced by a deferred actuarial gain in the amount of $6.3 million to reflect the effect of the subsidy related to benefits attributed to past service. The amortization of the actuarial gain and reduction of service and interest costs served to reduce net periodic post retirement benefit cost for fiscal 2009, fiscal 2008 and fiscal 2007 by $0.6 million, $0.5 million and $0.7 million, respectively.

For measurement as of September 30, 2009, management has assumed that health care costs will increase at an annual rate of 8.0% in fiscal 2009, decreasing 0.50% per year to an ultimate trend of 5.00% in 2015. A 1% increase in health cost trend rate assumptions would increase the APBO by $0.9 million both as of September 30, 2009 and 2008. A 1% decrease in health cost trend rate assumptions would decrease the APBO as of September 30, 2009 and 2008 by $1.0 million and $0.6 million, respectively. A 1% increase or decrease in the same rate would not have a material effect on service or interest costs.

Estimated Future Benefit Payments

The following benefit payments under the plan are expected to be paid by the Company and the retirees for the fiscal years indicated (in millions):

	Gross		Medicare	Net
	Benefit	Retiree	Part D	Company
	Payments	Contributions	Subsidy	Payments

2010	$3.4	$(0.9)	$(0.3)	$2.2
2011	3.7	(1.0)	(0.4)	2.3
2012	4.0	(1.3)	(0.4)	2.3
2013	4.3	(1.5)	(0.5)	2.3
2014	4.6	(1.8)	(0.5)	2.3
2015 — 2019	28.6	(13.3)	(3.3)	12.0

The Company also provides comprehensive major medical benefits to its associates. The Company is self-insured for certain health benefits up to $0.3 million per occurrence per individual. The cost of such benefits is recognized as expense in the period the claim is incurred. This cost was $27.8 million, $24.1 million and $21.4 million in fiscal 2009, fiscal 2008 and fiscal 2007, respectively.

The Company adopted the recognition and disclosure provisions of new accounting guidance regarding employers’ accounting for defined benefit pension and other post-retirement benefit plans on September 30, 2007. The effect of this new guidance was additional accumulated other comprehensive loss of $13.3 million, net of tax.

The Scotts Miracle-Gro Company

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 11.	DEBT

	September 30,
	2009	2008
	(In millions)

Credit Facilities:
Revolving loans	$330.4	$375.8
Term loans	456.4	540.4
Master Accounts Receivable Purchase Agreement	4.2	62.1
Notes due to sellers	11.0	12.8
Foreign bank borrowings and term loans	0.5	0.7
Other	7.6	7.7

	810.1	999.5
Less current portions	160.4	150.0

	$649.7	$849.5

The Company’s debt matures as follows for each of the next five fiscal years and thereafter (in millions):

2010	$160.4
2011	195.1
2012	450.6
2013	0.5
2014	0.5
Thereafter	3.0

$810.1

In connection with the recapitalization transactions discussed in “NOTE 5. 2007 RECAPITALIZATION,” in February 2007, the Company entered into the following senior secured credit facilities totaling up to $2.15 billion in the aggregate: (a) a senior secured five-year term loan in the principal amount of $560 million and (b) a senior secured five-year revolving loan facility in the aggregate principal amount of up to $1.59 billion. Under the terms of these credit facilities, the Company may request an additional $200 million in revolving credit and/or term credit commitments, subject to approval from the lenders. Borrowings may be made in various currencies including U.S. dollars, Euros, British pounds, Australian dollars and Canadian dollars.

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

The senior secured credit facilities have several borrowing options, including interest rates that are based on (i) a LIBOR rate plus a margin based on a Leverage Ratio (as defined) or (ii) the greater of the prime rate or the

The Scotts Miracle-Gro Company

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Federal Funds Effective Rate (as defined) plus 1/2 of 1% plus a margin based on a Leverage Ratio (as defined). Commitment fees are paid quarterly and are calculated as an amount equal to the product of a rate based on a Leverage Ratio (as defined) and the average daily unused portion of both the revolving and term credit facilities. Amounts outstanding under the senior secured credit facilities at September 30, 2009 were at interest rates based on LIBOR applicable to the borrowed currencies plus 125 basis points. The weighted average interest rates on average debt under the credit facilities were 4.8% and 6.2% at September 30, 2009 and 2008, respectively. As of September 30, 2009, there was $1.2 billion of availability under the senior secured credit facilities. Under the senior secured credit facilities, the Company has the ability to issue letter of credit commitments up to $65.0 million. At September 30, 2009, the Company had letters of credit in the amount of $35.9 million outstanding.

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

At September 30, 2009, the Company had outstanding interest rate swap agreements with major financial institutions that effectively converted a portion of variable-rate debt denominated in U.S. dollars to a fixed rate. The swap agreements had a total U.S. dollar notional amount of $650.0 million at September 30, 2009. Interest payments made between the effective date and expiration date are hedged by the swap agreement, except as noted below. The term, expiration date and rates of these swap agreements are shown in the table below.

		Effective	Expiration	Fixed
Notional Amount		Date(a)	Date	Rate
(In millions)

$200		3/30/2007	3/30/2010	4.87%
200		2/14/2007	2/14/2012	5.20%
50		2/14/2012	2/14/2016	3.78%
150	(b)	11/16/2009	5/16/2016	3.26%
50	(c)	2/16/2010	5/16/2016	3.05%

(a)	The effective date refers to the date on which interest payments are first hedged by the applicable swap agreement.

(b)	Interest payments made during the six-month period beginning November 14 of each year between the effective date and expiration date are hedged by the swap agreement.

(c)	Interest payments made during the three-month period beginning February 14 of each year between the effective date and expiration date are hedged by the swap agreement.

The Company recorded a charge of $18.3 million (including approximately $8.0 million of non-cash charges associated with the write-off of deferred financing costs) during fiscal 2007 relating to the refinancing of the then existing $1.05 billion senior credit facility and the repurchase of the 6 5/8% senior subordinated notes.

Master Accounts Receivable Purchase Agreement

On April 11, 2007, the Company entered into a one-year Master Accounts Receivable Purchase Agreement (the “2007 MARP Agreement”). On April 9, 2008, the Company terminated the 2007 MARP Agreement and entered into a Master Accounts Receivable Purchase Agreement (the “2008 MARP Agreement”). The terms of the 2008 MARP Agreement were substantially the same as the 2007 MARP Agreement. The 2008 MARP Agreement provided an interest rate that was equal to the 7-day LIBOR rate plus 85 basis points. The 2008 MARP Agreement provided for the discounted sale, on a revolving basis, of accounts receivable generated by specified account

The Scotts Miracle-Gro Company

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

debtors, with seasonally adjusted monthly aggregate limits ranging from $10 million to $300 million. The 2008 MARP Agreement also provided for specified account debtor sublimit amounts, which provided limits on the amount of receivables owed by individual account debtors that could be sold to the banks. The 2008 MARP Agreement expired by its terms on April 8, 2009.

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

The Company accounts for the sale of receivables under the 2009 MARP Agreement as short-term debt and continues to carry the receivables on its Consolidated Balance Sheet, in accordance with GAAP primarily as a result of the Company’s right to repurchase receivables sold. The caption “Accounts receivable pledged” on the accompanying Consolidated Balance Sheets in the amounts of $17.0 million and $146.6 million as of September 30, 2009 and 2008, respectively, represents the pool of receivables that have been designated as “sold” under the 2009 and 2008 MARP Agreements, respectively, and serve as collateral for short-term debt thereunder in the amounts of $4.2 million and $62.1 million as of those dates, respectively.

The Company was in compliance with the terms of all borrowing agreements at September 30, 2009. Our senior secured credit facilities contain, among other obligations, an affirmative covenant regarding our leverage ratio, calculated as indebtedness relative to our earnings before taxes, depreciation and amortization. Under the terms of the senior secured credit facilities, the maximum leverage ratio was 3.75 as of September 30, 2009, which is scheduled to decrease to 3.50 on September 30, 2010. Management continues to monitor the Company’s compliance with the leverage ratio and other covenants contained in the senior secured credit facilities and, based upon the Company’s current operating assumptions, the Company expects to remain in compliance with the permissible leverage ratio throughout fiscal 2010. However, an unanticipated charge to earnings or an increase in debt could materially affect our ability to remain in compliance with the financial covenants of our senior secured credit facilities, potentially causing the Company to have to seek an amendment or waiver from the lending group which would be likely to result in repricing of our senior secured credit facility to then current market rates.

A description of the Company’s debt instruments and the methods and assumptions used to estimate their fair values is as follows:

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

The Scotts Miracle-Gro Company

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Estimated Fair Values

The estimated fair values of the Company’s debt instruments are as follows for the fiscal years ended September 30 (in millions):

	2009		2008
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value

Revolving loans	$330.4	$330.4	$375.8	$375.8
Foreign bank borrowings and term loans	0.5	0.5	0.7	0.7
Term loans	456.4	456.4	540.4	540.4
Master Accounts Receivable Purchase Agreement	4.2	4.2	62.1	62.1
Notes due to sellers	11.0	11.0	12.8	12.8
Other	7.6	7.6	7.7	7.7

NOTE 12.	SHAREHOLDERS’ EQUITY

	2009	2008
(In millions)

Preferred shares, no par value:
Authorized	0.2 shares	0.2 shares
Issued	0.0 shares	0.0 shares
Common shares, no par value, $.01 stated value per share
Authorized	100.0 shares	100.0 shares
Issued	68.1 shares	68.1 shares

In fiscal 1995, The Scotts Company merged with Stern’s Miracle-Gro Products, Inc. (“Miracle-Gro”). At September 30, 2009, the former shareholders of Miracle-Gro, including Hagedorn Partnership L.P., owned approximately 31% of Scotts Miracle-Gro’s outstanding common shares and, thus, have the ability to significantly influence the election of directors and approval of other actions requiring the approval of Scotts Miracle-Gro’s shareholders.

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

Common shares held in treasury totaling 1.0 million and 0.6 million were reissued in support of share-based compensation awards and employee purchases under the employee stock purchase plan during fiscal 2009 and fiscal 2008, respectively. Scotts Miracle-Gro did not reacquire any common shares in fiscal 2009 or in fiscal 2008. See “NOTE 5. 2007 RECAPITALIZATION” for a discussion of the Company’s fiscal 2007 recapitalization transactions.

Share-Based Awards

Scotts Miracle-Gro grants share-based awards annually to officers, other key employees of the Company and non-employee directors of Scotts Miracle-Gro. The share-based awards typically consist of stock options, restricted stock and restricted stock units, although performance share awards have been made. Stock appreciation rights (“SARs”) also have been granted, though not in recent years. SARs result in less dilution than stock options as the SAR holder receives a net share settlement upon exercise. All of these share-based awards have been made under

The Scotts Miracle-Gro Company

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

plans approved by the shareholders. Generally, employee share-based awards provide for three-year cliff vesting. Vesting for non-employee director awards varies based on the length of service and age of each director at the time of the award. Share-based awards are forfeited if a holder terminates employment or service with the Company prior to the vesting date. The Company estimates that 10-15% of its share-based awards will be forfeited based on an analysis of historical trends. This assumption is re-evaluated on an annual basis by grant and adjusted as appropriate. Stock options and SAR awards have exercise prices equal to the market price of the underlying common shares on the date of grant with a term of 10 years. If available, Scotts Miracle-Gro will typically use treasury shares, or if not available, newly-issued common shares, in satisfaction of its share-based awards.

A maximum of 18 million common shares are available for issuance under share-based award plans. At September 30, 2009, approximately 1.5 million common shares were not subject to outstanding awards and were available to underlie the grant of new share-based awards.

The following is a recap of the share-based awards granted during the periods indicated:

	Year Ended September 30,
	2009	2008	2007

Key employees
Options	701,100	889,700	821,200
Options and SARs due to recapitalization	—	—	872,147
Restricted stock	243,400	154,900	193,550
Restricted stock units	199,262	—	—
Performance shares	—	40,000	—
Board of Directors
Deferred stock units	33,281	30,271	—
Options	—	—	127,000
Options due to recapitalization	—	—	202,649

Total share-based awards	1,177,043	1,114,871	2,216,546

Aggregate fair value at grant dates (in millions), excluding additional options and SARs issued due to the recapitalization	$16.7	$18.7	$22.3

As discussed in “NOTE 5. 2007 RECAPITALIZATION,” the Company consummated a series of transactions as part of a recapitalization plan in the quarter ended March 31, 2007. The payment of a special dividend is a recapitalization or adjustment event under the Company’s share-based award programs. As such, it was necessary to adjust the number of common shares subject to stock options and SARs outstanding at the time of the dividend, as well as the price at which such awards may be exercised. The adjustments to the outstanding awards resulted in an increase in the number of common shares subject to outstanding stock options and SAR awards in an aggregate amount of 1.1 million common shares. The methodology used to adjust the awards was consistent with Internal Revenue Code (“IRC”) Section 409A and the then proposed regulations promulgated thereunder and IRC Section 424 and the regulations promulgated thereunder, compliance with which was necessary to avoid adverse tax consequences for the holder of an award. Such methodology also resulted in a fair value for the adjusted awards post-dividend equal to that of the unadjusted awards pre-dividend, with the result that there was no additional compensation expense in accordance with GAAP.

The Scotts Miracle-Gro Company

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Total share-based compensation and the deferred tax benefit recognized were as follows for the periods indicated (in millions):

	Year Ended September 30,
	2009	2008	2007

Share-based compensation	$14.5	$12.5	$15.5
Tax benefit recognized	5.6	4.8	6.2

Stock Options/SARs

Aggregate stock option and SARs activity consisted of the following for the year ended September 30, 2009 (options/SARs in millions):

		WTD.
		Avg.
	No. of	Exercise
	Options/SARs	Price

Beginning balance	5.8	$29.01
Granted	0.7	$21.87
Exercised	(0.8)	$18.98
Forfeited	(0.3)	$35.57

Ending balance	5.4	$29.36

Exercisable	3.3	$26.80

The following summarizes certain information pertaining to stock option and SAR awards outstanding and exercisable at September 30, 2009 (options/SARs in millions):

	Awards Outstanding			Awards Exercisable
	No. of	WTD. Avg.	WTD. Avg.	No. of		WTD. Avg.
Range of	Options/	Remaining	Exercise	Options/		Remaining
Exercise Price	SARs	Life	Price	SARS	Exercise Price	Life

$12.72 — $14.61	0.2	1.51	$12.84	0.2	$12.84	1.51
$16.03 — $19.82	0.5	2.53	17.17	0.5	17.17	2.53
$20.12 — $21.65	1.1	7.13	21.41	0.5	21.09	3.88
$24.45 — $28.97	0.8	4.93	25.68	0.8	25.68	4.93
$29.01 — $31.62	0.6	5.79	29.11	0.5	29.08	5.71
$33.25 — $37.48	0.5	6.66	35.73	0.5	35.72	6.57
$37.89 — $39.95	1.4	8.09	38.63	—	—	—
$40.53 — $46.70	0.3	7.49	43.30	0.3	43.34	7.83

	5.4	6.29	$29.36	3.3	$26.80	4.83

The intrinsic value of the stock option and SAR awards outstanding and exercisable at September 30, were as follows (in millions):

2009

Outstanding	$73.4
Exercisable	53.0

The grant date fair value of stock option awards are estimated using a binomial model and the assumptions in the following table. Expected market price volatility is based on implied volatilities from traded options on Scotts Miracle-Gro’s common shares and historical volatility specific to the common shares. Historical data, including

The Scotts Miracle-Gro Company

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

demographic factors impacting historical exercise behavior, is used to estimate stock option exercises and employee terminations within the valuation model. The risk-free rate for periods within the contractual life (normally ten years) of the stock option is based on the U.S. Treasury yield curve in effect at the time of grant. The expected life of stock options is based on historical experience and expectations for grants outstanding. The weighted average assumptions for awards granted are as follows for the periods indicated:

	Year Ended September 30,
	2009	2008	2007

Expected market price volatility	45.3%	30.2%	26.3%
Risk-free interest rates	3.0%	4.0%	4.8%
Expected dividend yield	2.3%	1.3%	1.1%
Expected life of stock options in years	5.93	6.19	5.83
Estimated weighted-average fair value per stock option	$7.93	$12.34	$11.42

Restricted Stock (including Performance Shares)

Restricted stock award activity was as follows:

		Wtd. Avg.
		Grant Date
	No. of	Fair Value
	Shares	per Share

Awards outstanding at September 30, 2006	302,795	$39.26
Granted	193,550	45.69
Vested	(114,665)	35.67
Forfeited	(104,600)	43.23

Awards outstanding at September 30, 2007	277,080	43.74
Granted	187,000	39.99
Vested	(29,215)	34.91
Forfeited	(53,300)	43.23

Awards outstanding at September 30, 2008	381,565	42.65
Granted	251,300	22.31
Vested	(113,653)	38.86
Forfeited	(34,962)	36.35

Awards outstanding at September 30, 2009	484,250	$33.44

The Scotts Miracle-Gro Company

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Restricted Stock Units (including Deferred Stock Units)

Restricted stock unit award activity was as follows:

		Wtd. Avg.
		Grant Date
	No. of	Fair Value
	Shares	per Share

Awards outstanding at September 30, 2007	—	$—
Granted	30,271	38.78
Vested	—	—
Forfeited	—	—

Awards outstanding at September 30, 2008	30,271	38.78
Granted	232,543	25.57
Vested	(6,115)	38.74
Forfeited	(3,000)	21.65

Awards outstanding at September 30, 2009	253,699	$26.87

As of September 30, 2009, total unrecognized compensation cost related to non-vested share-based awards amounted to $13.9 million. This cost is expected to be recognized over a weighted-average period of 1.7 years. Unearned compensation cost is amortized by grant on the straight-line method over the vesting period, with the amortization expense classified as a component of “Selling, general and administrative” expense within the Consolidated Statements of Operations.

The total intrinsic value of stock options exercised was $16.1 million, $11.4 million and $65.5 million during fiscal 2009, fiscal 2008 and fiscal 2007, respectively. The total fair value of restricted stock vested was $4.4 million, $1.1 million and $5.5 million during fiscal 2009, fiscal 2008 and fiscal 2007, respectively. The total fair value of restricted stock units vested was $0.2 million during fiscal 2009.

Cash received from the exercise of stock options for fiscal 2009 was $14.8 million. The tax benefit realized from the tax deductions associated with the exercise of share-based awards and the vesting of restricted stock totaled $7.1 million for fiscal 2009.

The Scotts Miracle-Gro Company

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 13.	EARNINGS (LOSS) PER COMMON SHARE

The following table (in millions, except per share data) presents information necessary to calculate basic and diluted earnings (loss) per common share. Basic earnings (loss) per common share are computed by dividing net income (loss) by the weighted average number of common shares outstanding. Diluted earnings per common share are computed by dividing net income by the weighted average number of common shares outstanding plus all potentially dilutive securities. Stock options with exercise prices greater than the average market price of the underlying common shares are excluded from the computation of diluted net income (loss) per share because they are out-of-the-money. The number of common shares covered by out-of-the-money stock options was 2.3 million, 4.0 million and 0.17 million common shares for the years ended September 30, 2009, 2008 and 2007, respectively. Because of the net loss in fiscal 2008, 0.9 million potential common shares were not included in the calculation of diluted loss per share because to do so would have been anti-dilutive.

	Year Ended September 30,
	2009	2008	2007
	(in millions except per share data)

Net income (loss)	$153.3	$(10.9)	$113.4

BASIC EARNINGS (LOSS) PER COMMON SHARE:
Weighted-average common shares outstanding during the period	65.0	64.5	65.2

Net income (loss)	$2.36	$(0.17)	$1.74

DILUTED EARNINGS (LOSS) PER COMMON SHARE:
Weighted-average common shares outstanding during the period	65.0	64.5	65.2
Potential common shares	1.1	—	1.8

Weighted-average number of common shares outstanding and dilutive potential common shares	66.1	64.5	67.0

Net income (loss)	$2.32	$(0.17)	$1.69

NOTE 14.	INCOME TAXES

The provision (benefit) for income taxes consisted of the following (in millions):

	Year Ended September 30,
	2009	2008	2007

Current:
Federal	$49.9	$27.9	$54.5
State	5.1	2.8	5.4
Foreign	8.4	12.5	8.5

Total Current	63.4	43.2	68.4
Deferred:
Federal	(5.5)	(13.6)	6.5
State	(0.8)	(1.9)	(0.6)
Foreign	0.3	(1.0)	0.4

Total Deferred	(6.0)	(16.5)	6.3

Provision for income taxes	$57.4	$26.7	$74.7

The Scotts Miracle-Gro Company

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The domestic and foreign components of income before taxes were as follows (in millions):

	Year Ended September 30,
	2009	2008	2007

Domestic	$191.1	$75.0	$175.3
Foreign	19.6	(59.2)	12.8

Income before taxes	$210.7	$15.8	$188.1

A reconciliation of the federal corporate income tax rate and the effective tax rate on income before income taxes from continuing operations is summarized below (in millions):

	Year Ended September 30,
	2009	2008	2007

Statutory income tax rate	35.0%	35.0%	35.0%
Effect of foreign operations	(0.7)	(4.5)	(0.5)
State taxes, net of federal benefit	2.3	0.6	1.6
Change in state NOL and credit carryforwards	(0.4)	(1.3)	(0.2)
Research & Development tax credit	(0.5)	(4.7)	(0.5)
Change in valuation allowances	(8.8)	106.9	1.0
Effect of goodwill impairment and other permanent differences	(0.7)	42.3	4.8
Other	1.0	(5.7)	(1.5)

Effective income tax rate	27.2%	168.6%	39.7%

The Scotts Miracle-Gro Company

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Deferred income taxes arise from temporary differences between financial reporting and tax reporting bases of assets and liabilities, and operating loss and tax credit carryforwards for tax purposes. The components of the deferred income tax assets and liabilities as of September 30, 2009 and 2008 were as follows (in millions):

	September 30,
	2009	2008

DEFERRED TAX ASSETS
Inventories	$20.3	$18.5
Accrued liabilities	76.5	64.0
Postretirement benefits	46.6	40.0
Accounts receivable	8.6	8.4
State NOL carryovers	4.6	4.6
Foreign NOL carryovers	42.0	45.9
Other	16.1	12.7

Gross deferred tax assets	214.7	194.1
Valuation allowance	(43.1)	(65.8)

Total deferred tax assets	171.6	128.3

DEFERRED TAX LIABILITIES
Property, plant and equipment	(41.7)	(34.3)
Intangible assets	(68.6)	(52.9)
Other	(7.1)	(5.6)

Total deferred tax liabilities	(117.4)	(92.8)

Net deferred tax asset	$54.2	$35.5

The net current and non-current components of deferred income taxes recognized in the Consolidated Balance Sheets were (in millions):

	September 30,
	2009	2008

Net current deferred tax asset (classified with prepaid and other assets)	$103.8	$78.1
Net non-current deferred tax liability (classified with other liabilities)	(49.6)	(42.6)

Net deferred tax asset	$54.2	$35.5

Tax benefits relating to state net operating loss carryforwards were $4.6 million at both September 30, 2009 and 2008. State net operating loss carryforward periods range from 5 to 20 years. Any losses not utilized within a specific state’s carryforward period will expire. State net operating loss carryforwards include $1.1 million of tax benefits relating to Smith & Hawken®. As these losses may only be used against income of Smith & Hawken®, and cannot be used to offset income of the consolidated group, a full valuation allowance has been recorded against this tax asset. Tax benefits associated with state tax credits amounted to $0.4 million and $0.3 million at September 30, 2009 and 2008, respectively.

Fiscal 2009 income tax expense includes the reduction of $18.4 million of valuation allowances recorded in prior years to fully reserve deferred tax assets that originated from impairment charges recorded for the Smith & Hawken® business in fiscal 2007 and fiscal 2008. In fiscal 2008, when the Company was attempting to sell Smith & Hawken®, the Company concluded that it would not receive any future tax benefit from these deferred tax assets as a stock sale would have resulted in a non-deductible capital loss. Given the Company’s fourth quarter fiscal 2009

The Scotts Miracle-Gro Company

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

decision to close the Smith & Hawken® business, the Company concluded that the losses generated would be deducted for tax purposes.

Deferred taxes have not been provided on unremitted earnings approximating $143.0 million of certain foreign subsidiaries and foreign corporate joint ventures as such earnings have been permanently reinvested. The Company has also elected to treat certain foreign entities as disregarded entities for U.S. tax purposes, which results in their net income or loss being recognized currently in the Company’s U.S. tax return. As such, the tax benefit of net operating losses available for foreign statutory tax purposes has already been recognized for U.S. purposes. Accordingly, a full valuation allowance is required on the tax benefit of these net operating losses on global consolidation. The statutory tax benefit of these net operating loss carryovers amounted to $40.5 million and $45.9 million for the fiscal years ended September 30, 2009 and 2008, respectively. A full valuation allowance has been placed on these assets for worldwide tax purposes.

GAAP provides that a tax benefit from an uncertain tax position may be recognized when it is more likely than not that the position will be sustained upon examination, including resolutions of any related appeals or litigation processes, based on the technical merits of the position. The amount recognized is measured as the largest amount of tax benefit that is greater than 50% likely of being realized upon settlement.

The Company had $6.2 million and $7.2 million of gross unrecognized tax benefits related to uncertain tax positions at September 30, 2009 and 2008, respectively. Included in the September 30, 2009 and 2008 balances were $6.4 million and $6.5 million, respectively, of unrecognized tax benefits that, if recognized, would have an impact on the effective tax rate.

A reconciliation of the unrecognized tax benefits for fiscal 2009 and fiscal 2008 is as follows (in millions):

	2009	2008

Balance at beginning of year	$7.2	$10.0
Additions for tax positions of the current year	0.5	2.2
Additions for tax positions of prior years	1.1	0.6
Reductions for tax positions of the current year	(0.1)	(0.1)
Reductions for tax positions of prior years	(0.7)	(1.8)
Settlements with tax authorities	(0.3)	(1.8)
Expiration of statutes of limitation	(1.5)	(1.9)

Balance at end of year	$6.2	$7.2

The Company continues to recognize accrued interest and penalties related to unrecognized tax benefits as a component of the provision for income taxes. As of both September 30, 2009 and 2008, the Company had $1.2 million accrued for the payment of interest that, if recognized, would impact the effective tax rate. As of both September 30, 2009 and 2008, the Company had $0.6 million accrued for the payment of penalties that, if recognized, would impact the effective tax rate. For the year ended September 30, 2009, the Company recognized a $0.1 million benefit related to tax interest and tax penalties in its statement of operations.

ScottsMiracle-Gro or one of its subsidiaries files income tax returns in the U.S. federal jurisdiction and various state, local and foreign jurisdictions. With few exceptions, the Company is no longer subject to examinations by these tax authorities for fiscal years prior to 2006. The Company is currently under examination by certain foreign and U.S. state and local tax authorities. In regard to the foreign audits, the tax periods under investigation are limited to fiscal years 2006 through 2008. In the Company’s third quarter of fiscal 2008, the Canada Revenue Agency completed an examination of income tax returns for fiscal years 2002 and 2003 resulting in no material modifications or adjustments to unrecognized tax benefits. In regards to the U.S. state and local audits, the tax periods under investigation are limited to fiscal years 2001 through 2007. In addition to the aforementioned audits, certain other tax deficiency issues and refund claims for previous years remain unresolved.

The Scotts Miracle-Gro Company

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Company currently anticipates that few of its open and active audits will be resolved in the next 12 months. The Company is unable to make a reasonably reliable estimate as to when or if cash settlements with taxing authorities may occur. Although audit outcomes and the timing of audit payments are subject to significant uncertainty, the Company does not anticipate that the resolution of these tax matters or any events related thereto will result in a material change to its consolidated financial position, results of operations or cash flows.

Management judgment is required in determining tax provisions and evaluating tax positions. Management believes its tax positions and related provisions reflected in the consolidated financial statements are fully supportable and appropriate. The Company established reserves for additional income taxes that may become due if the tax positions are challenged and not sustained, and as such, the Company’s tax provision includes the impact of recording reserves and changes thereto. Based on currently available information, the Company believes that the ultimate outcome of any challenges to its tax positions will not have a material adverse effect on its financial position, results of operations or cash flows.

NOTE 15.	DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

Derivatives and Hedging

The Company is exposed to market risks, such as changes in interest rates, currency exchange rates and commodity prices. To manage the volatility related to these exposures, the Company enters into various financial transactions. The utilization of these financial transactions is governed by policies covering acceptable counterparty exposure, instrument types and other hedging practices. The Company does not hold or issue derivative financial instruments for speculative trading purposes.

The Company formally designates and documents qualifying instruments as hedges of underlying exposures at inception. The Company formally assesses, both at inception and at least quarterly, whether the financial instruments used in hedging transactions are effective at offsetting changes in either the fair value or cash flows of the related underlying exposure. Fluctuations in the value of these instruments generally are offset by changes in the fair value or cash flows of the underlying exposures being hedged. This offset is driven by the high degree of effectiveness between the exposure being hedged and the hedging instrument. GAAP requires all derivative instruments to be recognized as either assets or liabilities at fair value in the Consolidated Balance Sheets. The Company designates commodity hedges as cash flow hedges of forecasted purchases of commodities and interest rate swap agreements as cash flow hedges of interest payments on variable rate borrowings. Any ineffective portion of a change in the fair value of a qualifying instrument is immediately recognized in earnings. The amounts recorded in earnings related to ineffectiveness of derivative hedges for the years ended September 30, 2009, 2008 and 2007 were not significant.

Foreign Currency Swap Contracts

The Company periodically uses foreign currency swap contracts to manage the exchange rate risk associated with intercompany loans with foreign subsidiaries that are denominated in local currencies. At September 30, 2009, the notional amount of outstanding foreign currency swap contracts was $105.9 million, with a fair value of $(3.9) million. The fair value of foreign currency swap contracts is determined based on changes in spot rates. The unrealized loss on the foreign currency swap contracts approximates the unrealized gain on the intercompany loans recognized by the Company’s lending subsidiaries.

Interest Rate Swap Agreements

The Company enters into interest rate swap agreements as a means to hedge its variable interest rate exposure on debt instruments. The fair values are reflected in the Company’s Consolidated Balance Sheets. Net amounts to be received or paid under the swap agreements are reflected as adjustments to interest expense. Since the interest rate swap agreements have been designated as hedging instruments, unrealized gains or losses resulting from adjusting

The Scotts Miracle-Gro Company

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

these swaps to fair value are recorded as elements of accumulated other comprehensive loss (“AOCI”) within the Consolidated Balance Sheets. The fair value of the swap agreements is determined based on the present value of the estimated future net cash flows using implied rates in the applicable yield curve as of the valuation date.

At September 30, 2009 and 2008, the Company had outstanding interest rate swap agreements with major financial institutions that effectively converted a portion of the Company’s variable-rate debt to a fixed rate. The swap agreements had a total U.S. dollar equivalent notional amount of $650.0 million and $711.4 million at September 30, 2009 and 2008, respectively. Refer to “NOTE 11. DEBT” for the terms of the swap agreements outstanding at September 30, 2009. Included in the AOCI balance at September 30, 2009 is a pre-tax loss of $16.5 million related to interest rate swap agreements that is expected to be reclassified to earnings during the next 12 months, consistent with the timing of the underlying hedged transactions.

Commodity Hedges

The Company has outstanding hedging arrangements at September 30, 2009 designed to fix the price of a portion of its urea needs. The contracts are designated as hedges of the Company’s exposure to future cash flow fluctuations associated with the cost of urea. The objective of the hedges is to mitigate the earnings and cash flow volatility attributable to the risk of changing prices. Unrealized gains or losses in the fair value of these contracts are recorded to the AOCI component of shareholders’ equity. Realized gains or losses remain as a component of AOCI until the related inventory is sold. Upon sale of the underlying inventory, the gain or loss is reclassified to cost of sales. Included in the AOCI balance at September 30, 2009 is a pre-tax loss of $3.5 million related to urea derivatives that is expected to be reclassified to earnings during the next 12 months, consistent with the timing of the underlying hedged transactions.

Periodically, the Company also uses fuel derivatives to partially mitigate the effect of fluctuating diesel and gasoline costs on operating results. Historically, the majority of fuel derivatives used by the Company has not qualified for hedge accounting treatment in accordance with GAAP and are marked-to-market, with unrealized gains and losses on open contracts and realized gains or losses on settled contracts recorded as an element of cost of sales.

In the third quarter of fiscal 2009, the Company entered into fuel derivatives for its Scotts LawnService® business that qualify for hedge accounting treatment. Unrealized gains or losses in the fair value of these contracts are recorded to the AOCI component of shareholders’ equity except for any ineffective portion of the change in fair value, which is immediately recorded in earnings. For the effective portion of the change in fair value, realized gains or losses remain as a component of AOCI until the related fuel is consumed by the Scotts LawnService® service vehicles. Upon consumption of the fuel, the gain or loss is reclassified to cost of sales. Included in the AOCI balance at September 30, 2009 is a pre-tax gain of $0.1 million related to fuel derivatives that is expected to be reclassified to earnings during the next 12 months, consistent with the timing of the underlying hedged transactions.

As of September 30, 2009, the Company had the following outstanding commodity contracts that were entered into to hedge forecasted purchases:

Commodity	Volume

Urea	74,000 tons
Diesel	966,000 gallons
Gasoline	336,000 gallons

The Scotts Miracle-Gro Company

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Fair Values of Derivative Instruments

The fair values of the Company’s derivative instruments were as follows (in millions):

	Assets/(Liabilities)
Derivatives Designated as	September 30, 2009		September 30, 2008
Hedging Instruments	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value

Interest rate swap agreements	Other assets	$—	Other assets	$0.4
	Other liabilities	(23.7)	Other liabilities	(15.4)
Commodity hedging instruments	Prepaid and other assets	0.1	Prepaid and other assets	—
	Other current liabilities	—	Other current liabilities	(8.5)

Total derivatives designated as hedging instruments		$(23.6)		$(23.5)

Derivatives not Designated as
Hedging Instruments(1)

Foreign currency swap contracts	Other current liabilities	$(3.9)	Other current liabilities	$—
Commodity hedging instruments	Prepaid and other assets	0.1	Prepaid and other assets	$1.9
	Other current liabilities	(0.1)	Other current liabilities	(0.6)

Total derivatives not designated as hedging instruments(1)		$(3.9)		$1.3

Total derivatives		$(27.5)		$(22.2)

(1)	See discussion above for additional information regarding the Company’s purpose for entering into derivatives not designated as hedging instruments and its overall risk management strategy.

Refer to “NOTE 16. FAIR VALUE MEASUREMENTS” for the Company’s fair value measurements of derivative instruments as they relate to the valuation hierarchy.

The effect of derivative instruments on OCI and the Consolidated Statements of Operations for the years ended September 30, 2009 and 2008 was as follows (in millions):

	Amount of Gain/(Loss)
	Recognized in OCI
	Year Ended
Derivatives in Cash Flow Hedging Relationships	2009	2008

Interest rate swap agreements	$(20.5)	$(12.9)
Commodity hedging instruments	(6.7)	(4.0)

Total	$(27.2)	$(16.9)

		Amount of Gain/(Loss)
	Location of Gain/(Loss)	Reclassified From OCI Into Earnings
Derivatives in Cash Flow	Reclassified From OCI Into Earnings	Year Ended
Hedging Relationships		2009	2008

Interest rate swap agreements	Interest expense	$(16.1)	$(7.1)
Commodity hedging instruments	Cost of sales	(8.0)	2.0

Total		$(24.1)	$(5.1)

The Scotts Miracle-Gro Company

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

		Amount of Gain/(Loss)
	Location of Gain/(Loss)	Recognized in Earnings
Derivatives not Designated As	Recognized in Income	Year Ended
Hedging Instruments		2009	2008

Foreign currency swap contracts	Interest expense	$(10.2)	$5.7
Commodity hedging instruments	Cost of sales	(0.7)	3.5

Total		$(10.9)	$9.2

NOTE 16.	FAIR VALUE MEASUREMENTS

As disclosed in “NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES,” the Company adopted new accounting guidance with respect to the fair value measurement and disclosure of financial assets and liabilities. The guidance defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. It defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or the most advantageous market for the asset or liability in an orderly transaction between market participants at the measurement date. GAAP establishes a three-level fair value hierarchy that prioritizes the inputs used to measure fair value. The hierarchy requires entities to maximize the use of observable inputs and minimize the use of unobservable inputs. The three levels of inputs used to measure fair value are as follows:

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

Interest rate derivatives consist of interest rate swap agreements. The Company enters into interest rate swap agreements as a means to hedge its variable interest rate exposure on debt instruments. The fair value of the swap agreements is determined based on the present value of the estimated future net cash flows using implied rates in the applicable yield curve as of the valuation date.

The Company has hedging arrangements designed to fix the price of a portion of its urea and fuel needs. The objective of the hedges is to mitigate the earnings and cash flow volatility attributable to the risk of changing prices. These contracts are measured using observable commodity exchange prices in active markets.

These derivative instruments are classified within Level 2 of the valuation hierarchy and are included within other noncurrent assets and other noncurrent liabilities in our Consolidated Balance Sheets, except for derivative instruments expected to be settled within the next 12 months, which are included within prepaid and other assets and other current liabilities.

The Scotts Miracle-Gro Company

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

For further information on the Company’s derivative instruments, refer to “NOTE 15. DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES.”

Other

Other financial assets and liabilities consist of investment securities in non-qualified retirement plan assets. These securities are valued using observable market prices in active markets. These investment securities, and the related liabilities, are classified within Level 1 of the valuation hierarchy and are included within other noncurrent assets and other noncurrent liabilities in our Consolidated Balance Sheets.

The following table presents the Company’s financial assets and liabilities measured at fair value on a recurring basis at September 30, 2009 (in millions):

	Quoted Prices in Active
	Markets for Identical	Significant Other	Unobservable
	Assets	Observable Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)	Total

Assets
Derivatives
Commodity hedging instruments	$—	$0.2	$—	$0.2
Other	5.7	—	—	5.7

Total	$5.7	$0.2	$—	$5.9

Liabilities
Derivatives
Interest rate swap agreements	$—	$(23.7)	$—	$(23.7)
Foreign currency swap contracts	—	(3.9)	—	(3.9)
Commodity hedging instruments	—	(0.1)	—	(0.1)

Total	$—	$(27.7)	$—	$(27.7)

NOTE 17.	OPERATING LEASES

The Company leases certain property and equipment from third parties under various non-cancelable operating lease agreements. Certain lease agreements contain renewal and purchase options. The lease agreements generally provide that the Company pay taxes, insurance and maintenance expenses related to the leased assets. Future minimum lease payments for non-cancelable operating leases at September 30, 2009, are as follows (in millions):

2010	$46.1
2011	38.7
2012	32.6
2013	22.5
2014	20.7
Thereafter	26.2

Total future minimum lease payments	$186.8

Included in the future minimum lease payments are lease payments scheduled to occur in 2010 and beyond in accordance with the Smith & Hawken® retail store lease agreements. For Smith & Hawken® lease termination agreements that were executed as of September 30, 2009, the remaining lease payments, if any, cease in the first quarter of fiscal 2010. For Smith & Hawken® lease termination agreements not executed as of September 30, 2009, the remaining lease payments reflected in the table are in accordance with the terms of the original lease agreement.

The Scotts Miracle-Gro Company

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

However, to the extent Smith & Hawken® lease termination agreements are executed subsequent to September 30, 2009, the future lease payments reflected in the table will decrease.

The Company also leases certain vehicles (primarily cars and light trucks) under agreements that are cancelable after the first year, but typically continue on a month-to-month basis until canceled by the Company. The vehicle leases and certain other non-cancelable operating leases contain residual value guarantees that create a contingent obligation on the part of the Company to compensate the lessor if the leased asset cannot be sold for an amount in excess of a specified minimum value at the conclusion of the lease term. If all such vehicle leases had been canceled as of September 30, 2009, the Company’s residual value guarantee would have approximated $5.9 million.

Other residual value guarantee amounts that apply at the conclusion of the non-cancelable lease term are as follows:

	Amount of	Lease
	Guarantee	Termination Date

Scotts LawnService® vehicles	$15.7 million	2013
Corporate aircraft	12.8 million	2012

Rent expense for fiscal 2009, fiscal 2008 and fiscal 2007 totaled $65.6 million, $68.1 million and $74.9 million, respectively.

NOTE 18.	COMMITMENTS

The Company has the following unconditional purchase obligations due during each of the next five fiscal years that have not been recognized on the Consolidated Balance Sheet at September 30, 2009 (in millions):

2010	$235.5
2011	106.4
2012	65.0
2013	42.9
2014	11.6
Thereafter	—

$461.4

Purchase obligations primarily represent commitments for materials used in the Company’s manufacturing processes, as well as commitments for warehouse services, grass seed and out-sourced information services.

NOTE 19.	CONTINGENCIES

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

The Scotts Miracle-Gro Company

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

material adverse effect on the Company’s financial condition, results of operations or cash flows. The following are the more significant of the Company’s identified contingencies:

FIFRA Compliance and the Corresponding Governmental Investigations

For a description of the Company’s ongoing FIFRA compliance efforts and the corresponding governmental investigation, see “NOTE 2. PRODUCT REGISTRATION AND RECALL MATTERS.”

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

Other Regulatory Matters

In 1997, the Ohio Environmental Protection Agency initiated an enforcement action against the Company with respect to alleged surface water violations and inadequate wastewater treatment capabilities at its Marysville, Ohio facility, seeking corrective action under the federal Resource Conservation and Recovery Act. The action related to discharges from on-site waste water treatment and several discontinued on-site disposal areas. Pursuant to a Consent Order entered by the Union County Common Pleas Court in 2002, the Company is actively engaged in restoring the site to eliminate exposure to waste materials from the discontinued on-site disposal areas.

At September 30, 2009, $3.2 million was accrued for other regulatory matters in the “Other liabilities” line in the Consolidated Balance Sheet. The amounts accrued are believed to be adequate to cover such known environmental exposures based on current facts and estimates of likely outcomes. However, if facts and circumstances change significantly, they could result in a material adverse effect on the Company’s financial condition, results of operations or cash flows.

Other

The Company has been named as a defendant in a number of cases alleging injuries that the lawsuits claim resulted from exposure to asbestos-containing products, apparently based on the Company’s historic use of vermiculite in certain of its products. The complaints in these cases are not specific about the plaintiffs’ contacts with the Company or its products. The Company in each case is one of numerous defendants and none of the claims seek damages from the Company alone. The Company believes that the claims against it are without merit and is vigorously defending against them. It is not currently possible to reasonably estimate a probable loss, if any, associated with these cases and, accordingly, no accrual or reserves have been recorded in the Company’s consolidated financial statements. The Company is reviewing agreements and policies that may provide insurance coverage or indemnity as to these claims and is pursuing coverage under some of these agreements and policies, although there can be no assurance of the results of these efforts. There can be no assurance that these cases, whether as a result of adverse outcomes or as a result of significant defense costs, will not have a material adverse effect on the Company’s financial condition, results of operations or cash flows.

The Scotts Miracle-Gro Company

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

NOTE 20.	CONCENTRATIONS OF CREDIT RISK

Financial instruments which potentially subject the Company to concentration of credit risk consist principally of trade accounts receivable. The Company sells its consumer products to a wide variety of retailers, including home centers, mass merchandisers, warehouse clubs, large hardware chains, independent hardware stores, nurseries, garden centers, food and drug stores, commercial nurseries and greenhouses and specialty crop growers. Concentrations of accounts receivable at September 30, net of accounts receivable pledged under the terms of the 2009 MARP Agreement and the 2008 MARP Agreement, as applicable whereby the purchaser has assumed the risk associated with the debtor’s financial inability to pay ($17.0 million and $146.6 million for 2009 and 2008, respectively), were as follows:

	2009	2008

Due from customers geographically located in North America	76%	53%
Applicable to the consumer business	84%	61%
Applicable to Scotts LawnService®, the professional businesses (primarily distributors) and Smith & Hawken®	16%	39%
Top 3 customers as a percent of total North America Consumer accounts receivable	63%	0%

The remainder of the Company’s accounts receivable at September 30, 2009 and 2008, were generated from customers located outside of North America, primarily retailers, distributors, nurseries and growers in Europe. No concentrations of customers or individual customers within this group accounted for more than 10% of the Company’s accounts receivable at either balance sheet date.

The Company’s three largest customers are reported within the Global Consumer segment, and are the only customers that individually represent more than 10% of reported consolidated net sales for each of the last three fiscal years. These three customers accounted for the following percentages of consolidated net sales for the fiscal years ended September 30:

	Largest	2nd Largest	3rd Largest
	Customer	Customer	Customer

2009	25.7%	14.8%	14.2%
2008	21.0%	13.5%	13.4%
2007	20.2%	10.9%	10.2%

The Scotts Miracle-Gro Company

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 21.	OTHER (INCOME) EXPENSE

Other (income) expense consisted of the following for the fiscal years ended September 30 (in millions):

	2009	2008	2007

Royalty income	$(4.1)	$(9.6)	$(9.9)
Gain from peat transaction	(1.0)	(1.2)	(1.0)
Franchise fees	(0.6)	(0.2)	(0.2)
Foreign currency (gains) losses	0.1	0.9	(0.2)
Other, net	3.4	(0.3)	(0.2)

Total	$(2.2)	$(10.4)	$(11.5)

NOTE 22.	SEGMENT INFORMATION

For fiscal 2009 and fiscal 2008, the Company divided its business into the following segments — Global Consumer, Global Professional, Scotts LawnService®, and Corporate & Other. This division of reportable segments is consistent with how the segments report to and are managed by senior management of the Company.

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

The Global Professional segment is focused on a full line of horticultural products including controlled-release and water-soluble fertilizers and plant protection products, wetting agents, grass seed products, spreaders and customer application services. Products are sold to commercial nurseries and greenhouses and specialty crop growers, primarily in North America and Europe. Our consumer businesses in Australia and Latin America are also part of the Global Professional segment.

The Scotts LawnService® segment provides lawn fertilization, disease and insect control and other related services such as core aeration, tree and shrub fertilization and limited pest control services primarily to residential consumers through company-owned branches and franchises in the United States.

The Corporate & Other segment consists of the Smith & Hawken® business and corporate general and administrative expenses.

The following table presents segment financial information for fiscal 2009, fiscal 2008 and fiscal 2007 (in millions) in accordance with GAAP. The presentation of the segment financial information is consistent with the

The Scotts Miracle-Gro Company

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

basis used by management (i.e., certain costs not allocated to business segments for internal management reporting purposes are not allocated for purposes of this presentation).

	2009	2008	2007

Net sales:
Global Consumer	$2,457.6	$2,250.1	$2,176.2
Global Professional	293.1	348.8	281.9
Scotts LawnService®	231.1	247.4	230.5
Corporate & Other	160.8	158.6	184.0

Segment total	3,142.6	3,004.9	2,872.6
Roundup® amortization	(0.8)	(0.8)	(0.8)
Product registration and recall matters — returns	(0.3)	(22.3)	—

	$3,141.5	$2,981.8	$2,871.8

Operating income (loss):
Global Consumer	$429.3	$344.5	$379.1
Global Professional	19.4	33.7	31.3
Scotts LawnService®	19.0	11.3	11.3
Corporate & Other	(144.8)	(87.2)	(90.5)

Segment total	322.9	302.3	331.2
Roundup® amortization	(0.8)	(0.8)	(0.8)
Amortization	(11.7)	(15.6)	(15.3)
Product registration and recall matters	(28.6)	(51.1)	—
Impairment of assets	—	(136.8)	(35.3)
Restructuring and other charges	(14.7)	—	(2.7)

	$267.1	$98.0	$277.1

Depreciation & amortization:
Global Consumer	$39.6	$42.2	$39.1
Global Professional	3.6	3.3	3.6
Scotts LawnService®	4.9	5.2	4.1
Corporate & Other	12.3	19.6	20.7

	$60.4	$70.3	$67.5

Capital expenditures:
Global Consumer	$62.6	$50.2	$37.8
Global Professional	1.8	1.0	1.2
Scotts LawnService®	1.8	1.8	3.8
Corporate & Other	9.2	7.2	11.2

	$75.4	$60.2	$54.0

The Scotts Miracle-Gro Company

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	2009	2008	2007

Total assets:
Global Consumer	$1,478.8	$1,483.8
Global Professional	359.8	289.9
Scotts LawnService®	176.1	186.5
Corporate & Other	205.4	196.1

	$2,220.1	$2,156.3

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

The following table presents net sales and property, plant and equipment by geographic area for fiscal 2009, fiscal 2008 and fiscal 2007 (in millions):

	2009	2008	2007

Net sales:
North America	$2,626.2	$2,435.7	$2,402.0
International	515.3	546.1	469.8

	$3,141.5	$2,981.8	$2,871.8

Property, plant and equipment, net:
North America	$321.6	$297.3	$313.9
International	48.1	46.8	52.0

	$369.7	$344.1	$365.9

NOTE 23.	QUARTERLY CONSOLIDATED FINANCIAL INFORMATION (UNAUDITED)

The following is a summary of the unaudited quarterly results of operations for fiscal 2009 and fiscal 2008 (in millions, except per share data).

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter	Full Year

FISCAL 2009
Net sales	$318.0	$960.1	$1,280.0	$583.4	$3,141.5
Gross profit	84.2	358.3	486.8	159.7	1,089.0
Net income (loss)	(57.0)	77.4	147.8	(14.9)	153.3
Basic earnings (loss) per common share	$(0.88)	$1.19	$2.27	$(0.23)	$2.36
Common shares used in basic EPS calculation	64.7	64.9	65.0	65.3	65.0
Diluted earnings (loss) per common share	$(0.88)	$1.18	$2.23	$(0.23)	$2.32
Common shares and dilutive potential common shares used in diluted EPS calculation	64.7	65.8	66.1	65.3	66.1

The Scotts Miracle-Gro Company

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter	Full Year

FISCAL 2008
Net sales	$308.7	$958.0	$1,170.9	$544.2	$2,981.8
Gross profit	71.3	322.8	423.8	121.7	939.6
Net income (loss)	(56.8)	58.0	22.6	(34.7)	(10.9)
Basic earnings (loss) per common share	$(0.89)	$0.90	$0.35	$(0.54)	$(0.17)
Common shares used in basic EPS calculation	64.2	64.4	64.6	64.7	64.5
Diluted earnings (loss) per common share	$(0.89)	$0.88	$0.35	$(0.54)	$(0.17)
Common shares and dilutive potential common shares used in diluted EPS calculation	64.2	65.6	65.3	64.7	64.5

Common share equivalents, such as share-based awards, are excluded from the diluted loss per common share calculation in periods where there is a net loss because their effect is anti-dilutive.

The Company’s business is highly seasonal, with 70% to 75% of net sales occurring in the second and third fiscal quarters combined.

Unusual items during fiscal 2009 consisted of product registration and recall charges and Smith & Hawken® restructuring and other charges. These items are reflected in the quarterly financial information as follows: first quarter product registration and recall charges of $7.6 million; second quarter product registration and recall charges of $8.0 million; third quarter product registration and recall charges of $6.4 million and Smith & Hawken® restructuring and other charges of $2.7 million; and fourth quarter product registration and recall charges of $6.6 million and Smith & Hawken® restructuring and other charges of $12.0 million.

Unusual items during fiscal 2008 consisted of impairment and product registration and recall charges. These items are reflected in the quarterly financial information as follows: second quarter product registration and recall charges of $30.8 million; third quarter product registration and recall charges of $10.2 million and impairment of intangible assets and goodwill of $123.3 million; and fourth quarter product registration and recall charges of $10.1 million and impairment of intangible assets and goodwill of $13.5 million.

The Scotts Miracle-Gro Company

Schedule II — Valuation and Qualifying Accounts
for the fiscal year ended September 30, 2009

Column A	Column B	Column C	Column D	Column E	Column F
	Balance		Additions	Deductions
	at		Charged	Credited	Balance
	Beginning	Reserves	to	and	at End of
Classification	of Period	Acquired	Expense	Write-Offs	Period
	(In millions)

Valuation and qualifying accounts deducted from the assets to which they apply:
Inventory reserve	$17.5	$—	$16.4	$(6.9)	$27.0
Inventory reserve — product recalls	8.7	—	2.9	(3.3)	8.3
Allowance for doubtful accounts	10.6	—	6.2	(5.7)	11.1
Income tax valuation allowance	65.8	—	1.8	(24.5)	43.1

Schedule II — Valuation and Qualifying Accounts
for the fiscal year ended September 30, 2008

Column A	Column B	Column C	Column D	Column E	Column F
	Balance		Additions	Deductions
	at		Charged	Credited	Balance
	Beginning	Reserves	to	and	at End of
Classification	of Period	Acquired	Expense	Write-Offs	Period
	(In millions)

Valuation and qualifying accounts deducted from the assets to which they apply:
Inventory reserve	$15.6	$—	$13.3	$(11.4)	$17.5
Inventory reserve — product recalls	—	—	16.7	(8.0)	8.7
Allowance for doubtful accounts	11.4	—	4.7	(5.5)	10.6
Income tax valuation allowance	41.0	—	27.0	(2.2)	65.8

Schedule II — Valuation and Qualifying Accounts
for the fiscal year ended September 30, 2007

Column A	Column B	Column C	Column D	Column E	Column F
	Balance		Additions	Deductions
	at		Charged	Credited	Balance
	Beginning	Reserves	to	and	at End of
Classification	of Period	Acquired	Expense	Write-Offs	Period
	(In millions)

Valuation and qualifying accounts deducted from the assets to which they apply:
Inventory reserve	$15.1	$—	$9.6	$(9.1)	$15.6
Allowance for doubtful accounts	11.3	4.1	1.3	(5.3)	11.4
Income tax valuation allowance	35.4	—	8.5	(2.9)	41.0

The Scotts Miracle-Gro Company

Index to Exhibits

Exhibit
No.		Description	Location

2	.1(a)	Amended and Restated Agreement and Plan of Merger, dated as of May 19, 1995, among Stern’s Miracle-Gro Products, Inc., Stern’s Nurseries, Inc., Miracle-Gro Lawn Products Inc., Miracle-Gro Products Limited, Hagedorn Partnership, L.P., the general partners of Hagedorn Partnership, L.P., Horace Hagedorn, Community Funds, Inc., and John Kenlon, The Scotts Company and ZYX Corporation	Incorporated herein by reference to the Current Report on Form 8-K of The Scotts Company, a Delaware corporation, filed June 2, 1995 (File No. 0-19768) [Exhibit 2(b)]
2	.1(b)	First Amendment to Amended and Restated Agreement and Plan of Merger, made and entered into as of October 1, 1999, among The Scotts Company, Scotts’ Miracle-Gro Products, Inc. (as successor to ZYX Corporation and Stern’s Miracle-Gro Products, Inc.), Miracle-Gro Lawn Products Inc., Miracle-Gro Products Limited, Hagedorn Partnership, L.P., Community Funds, Inc., Horace Hagedorn and John Kenlon, and James Hagedorn, Katherine Hagedorn Littlefield, Paul Hagedorn, Peter Hagedorn, Robert Hagedorn and Susan Hagedorn	Incorporated herein by reference to the Current Report on Form 8-K of The Scotts Company, an Ohio corporation, filed October 5, 1999 (File No. 1-13292) [Exhibit 2]
3	.1(a)	Initial Articles of Incorporation of The Scotts Miracle-Gro Company as filed with the Ohio Secretary of State on November 22, 2004	Incorporated herein by reference to the Current Report on Form 8-K of The Scotts Miracle-Gro Company (the “Registrant”) filed March 24, 2005 (File No. 1-11593) [Exhibit 3.1]
3	.1(b)	Certificate of Amendment by Shareholders to Articles of Incorporation of The Scotts Miracle-Gro Company as filed with the Ohio Secretary of State on March 18, 2005	Incorporated herein by reference to the Registrant’s Current Report on Form 8-K filed March 24, 2005 (File No. 1-11593) [Exhibit 3.2]
3.2		Code of Regulations of The Scotts Miracle-Gro Company	Incorporated herein by reference to the Registrant’s Current Report on Form 8-K filed March 24, 2005 (File No. 1-11593) [Exhibit 3.3]
4	.1(a)	Amended and Restated Credit Agreement, dated as of February 7, 2007, by and among The Scotts Miracle-Gro Company as the “Borrower”; the Subsidiary Borrowers (as defined in the Amended and Restated Credit Agreement); the several banks and other financial institutions from time to time parties to the Amended and Restated Credit Agreement; Bank of America, N.A., as Syndication Agent; The Bank of Tokyo-Mitsubushi UFJ. Ltd, BNP Paribas, CoBank, ACB, BMO Capital Markets Financing, Inc., LaSalle Bank N.A., Cooperatieve Centrale Raiffeisen Boerenleenbank, B.A. “Rabobank Nederland”, New York Branch, Citicorp North America, Inc. and The Bank of Nova Scotia, as Documentation Agents; and JPMorgan Chase Bank, N.A., as Administrative Agent	Incorporated herein by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2007 (File No. 1-11593) [Exhibit 4(a)]
4	.1(b)	First Amendment, dated as of April 10, 2007, to the Amended and Restated Credit Agreement, dated as of February 7, 2007, by and among The Scotts Miracle-Gro Company as the “Borrower”; the Subsidiary Borrowers (as defined in the Amended and Restated Credit Agreement); the several banks and other financial institutions from time to time parties to the Amended and Restated Credit Agreement; the Syndication Agent and the Documentation Agents named in the Amended and Restated Credit Agreement; and JPMorgan Chase Bank, N.A., as Administrative Agent	Incorporated herein by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2007 (File No. 1-11593) [Exhibit 4(b)]

Exhibit
No.		Description	Location

4.2		Amended and Restated Guarantee and Collateral Agreement, dated as of February 7, 2007, made by The Scotts Miracle-Gro Company and each Domestic Subsidiary Borrower (and certain of the Subsidiary Borrowers’ domestic subsidiaries) under the Amended and Restated Credit Agreement in favor of JPMorgan Chase Bank, N.A., as Administrative Agent	Incorporated herein by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2007 (File No. 1-11593) [Exhibit 4(c)]
4.3		Foreign Pledge Agreement Acknowledgement and Confirmation, dated as of March 30, 2007, entered into by Scotts Sierra Investments, Inc. and OMS Investments, Inc. in favor of JPMorgan Chase Bank, N.A., as Administrative Agent	Incorporated herein by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2007 (File No. 1-11593) [Exhibit 4(d)]
4.4		Agreement to furnish copies of instruments and agreements defining rights of holders of long-term debt	*
10	.1(a)	The Scotts Company LLC Excess Benefit Plan for Grandfathered Associates as of January 1, 2005 (executed as of September 30, 2008)	Incorporated herein by reference to the Registrant’s Annual Report on Form 10-K for the fiscal year ended September 30, 2008 (File No. 1- 11593) [Exhibit 10.1(a)]
10	.1(b)	The Scotts Company LLC Excess Benefit Plan for Non Grandfathered Associates as of January 1, 2005 (executed as of November 20, 2008)	Incorporated herein by reference to the Registrant’s Annual Report on Form 10-K for the fiscal year ended September 30, 2008 (File No. 1- 11593) [Exhibit 10.1(b)]
10	.2(a)(i)	The Scotts Company LLC Amended and Restated Executive/Management Incentive Plan (approved on November 7, 2007 and effective as of October 30, 2007)	Incorporated herein by reference to the Registrant’s Annual Report on Form 10-K for the fiscal year ended September 30, 2007 (File No. 1-11593) [Exhibit 10(b)(2)]
10	.2(a)(ii)	Amendment to The Scotts Company LLC Amended and Restated Executive/Management Incentive Plan (effective as of November 5, 2008) [amended the name of the plan to be The Scotts Company LLC Amended and Restated Executive Incentive Plan]	Incorporated herein by reference to the Registrant’s Current Report on Form 8-K filed November 12, 2008 (File No. 1-11593) [Exhibit 10.2]
10	.2(b)(i)	Specimen form of Employee Confidentiality, Noncompetition, Nonsolicitation Agreement for employees participating in The Scotts Company Executive/Management Incentive Plan (now known as The Scotts Company LLC Amended and Restated Executive Incentive Plan) [2005 version]	Incorporated herein by reference to the Registrant’s Annual Report on Form 10-K for the fiscal year ended September 30, 2008 (File No. 1- 11593) [Exhibit 10.2(b)(i)]
10	.2(b)(ii)	Specimen form of Employee Confidentiality, Noncompetition, Nonsolicitation Agreement for employees participating in The Scotts Company LLC Executive/Management Incentive Plan (now known as The Scotts Company LLC Amended and Restated Executive Incentive Plan) [post-2005 version]	Incorporated herein by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended July 1, 2006 (File No. 1-11593) [Exhibit 10.1]
10	.2(c)	Executive Officers of The Scotts Miracle-Gro Company who are parties to form of Employee Confidentiality, Noncompetition, Nonsolicitation Agreement for employees participating in The Scotts Company LLC Amended and Restated Executive Incentive Plan	*
10	.3(a)	The Scotts Miracle-Gro Company Amended and Restated 1996 Stock Option Plan (effective as of October 30, 2007)	Incorporated herein by reference to the Registrant’s Annual Report on Form 10-K for the fiscal year ended September 30, 2007 (File No. 1-11593) [Exhibit 10(d)(4)]

Exhibit
No.		Description	Location

10	.3(b)	Specimen form of Stock Option Agreement for Non-Qualified Stock Options granted to employees under The Scotts Company 1996 Stock Option Plan (now known as The Scotts Miracle-Gro Company Amended and Restated 1996 Stock Option Plan)	Incorporated herein by reference to the Current Report on Form 8-K of The Scotts Company, an Ohio corporation, filed November 19, 2004 (File No. 1-11593) [Exhibit 10.7]
10	.4(a)	The Scotts Company LLC Executive Retirement Plan, As Amended and Restated as of January 1, 2005 (executed December 30, 2008)	Incorporated herein by reference to the Registrant’s Current Report on Form 8-K filed January 6, 2009 (File No. 1-11593) [Exhibit 10.1]
10	.4(b)(i)	Trust Agreement between The Scotts Company and Fidelity Management Trust Company for The Scotts Company Nonqualified Deferred Compensation Trust established to assist in discharging obligations under The Scotts Company Nonqualified Deferred Compensation Plan (now known as The Scotts Company LLC Executive Retirement Plan), dated as of January 1, 1998	Incorporated herein by reference to the Registrant’s Annual Report on Form 10-K for the fiscal year ended September 30, 2008 (File No. 1- 11593) [Exhibit 10.5(b)(i)]
10	.4(b)(ii)	First Amendment to Trust Agreement between Fidelity Management Trust Company and The Scotts Company with regard to The Scotts Company Nonqualified Deferred Compensation Plan (now known as The Scotts Company LLC Executive Retirement Plan), dated as of March 24, 1998	Incorporated herein by reference to the Registrant’s Annual Report on Form 10-K for the fiscal year ended September 30, 2008 (File No. 1- 11593) [Exhibit 10.5(b)(ii)]
10	.4(b)(iii)	Second Amendment to Trust Agreement between Fidelity Management Trust Company and The Scotts Company with regard to The Scotts Company Nonqualified Deferred Compensation Plan (now known as The Scotts Company LLC Executive Retirement Plan) [dated as of January 15, 1999]	Incorporated herein by reference to the Registrant’s Annual Report on Form 10-K for the fiscal year ended September 30, 2008 (File No. 1- 11593) [Exhibit 10.5(b)(iii)]
10	.4(b)(iv)	Third Amendment to Trust Agreement between Fidelity Management Trust Company and The Scotts Company with regard to The Scotts Company Nonqualified Deferred Compensation Plan (now known as The Scotts Company LLC Executive Retirement Plan) [dated as of July 1, 1999]	Incorporated herein by reference to the Registrant’s Annual Report on Form 10-K for the fiscal year ended September 30, 2008 (File No. 1- 11593) [Exhibit 10.5(b)(iv)]
10	.4(b)(v)	Fourth Amendment to Trust Agreement between Fidelity Management Trust Company and The Scotts Company with regard to The Scotts Company Executive Retirement Plan (now known as The Scotts Company LLC Executive Retirement Plan) [dated as of August 1, 1999]	Incorporated herein by reference to the Registrant’s Annual Report on Form 10-K for the fiscal year ended September 30, 2008 (File No. 1- 11593) [Exhibit 10.5(b)(v)]
10	.4(b)(vi)	Fifth Amendment to Trust Agreement between Fidelity Management Trust Company and The Scotts Company with regard to The Scotts Company Executive Retirement Plan (now known as The Scotts Company LLC Executive Retirement Plan) [dated as of December 20, 2000]	Incorporated herein by reference to the Registrant’s Annual Report on Form 10-K for the fiscal year ended September 30, 2008 (File No. 1- 11593) [Exhibit 10.5(b)(vi)]
10	.4(b)(vii)	Sixth Amendment to Trust Agreement between Fidelity Management Trust Company and The Scotts Company with regard to The Scotts Company Executive Retirement Plan (now known as The Scotts Company LLC Executive Retirement Plan) [effective as of November 29, 2001]	Incorporated herein by reference to the Registrant’s Annual Report on Form 10-K for the fiscal year ended September 30, 2008 (File No. 1- 11593) [Exhibit 10.5(b)(vii)]
10	.4(b)(viii)	Seventh Amendment to Trust Agreement between Fidelity Management Trust Company and The Scotts Company with regard to The Scotts Company Executive Retirement Plan (now known as The Scotts Company LLC Executive Retirement Plan) [dated as of September 1, 2002]	Incorporated herein by reference to the Registrant’s Annual Report on Form 10-K for the fiscal year ended September 30, 2008 (File No. 1- 11593) [Exhibit 10.5(b)(viii)]

Exhibit
No.		Description	Location

10	.4(b)(ix)	Eighth Amendment to Trust Agreement between Fidelity Management Trust Company and The Scotts Company with regard to The Scotts Company Executive Retirement Plan (now known as The Scotts Company LLC Executive Retirement Plan) [dated as of December 31, 2002]	Incorporated herein by reference to the Registrant’s Annual Report on Form 10-K for the fiscal year ended September 30, 2008 (File No. 1- 11593) [Exhibit 10.5(b)(ix)]
10	.4(b)(x)	Ninth Amendment to Trust Agreement between Fidelity Management Trust Company and The Scotts Company with regard to The Scotts Company Executive Retirement Plan (now known as The Scotts Company LLC Executive Retirement Plan) [dated as of October 15, 2004]	Incorporated herein by reference to the Registrant’s Annual Report on Form 10-K for the fiscal year ended September 30, 2008 (File No. 1- 11593) [Exhibit 10.5(b)(x)]
10	.4(b)(xi)	Tenth Amendment to Trust Agreement between Fidelity Management Trust Company and The Scotts Company LLC with regard to The Scotts Company Executive Retirement Plan (now known as The Scotts Company LLC Executive Retirement Plan) [dated as of October 2, 2006]	Incorporated herein by reference to the Registrant’s Annual Report on Form 10-K for the fiscal year ended September 30, 2008 (File No. 1- 11593) [Exhibit 10.5(b)(xi)]
10	.4(b)(xii)	Eleventh Amendment to Trust Agreement between Fidelity Management Trust Company and The Scotts Company LLC with regard to The Scotts Company LLC Executive Retirement Plan (dated as of February 9, 2007)	Incorporated herein by reference to the Registrant’s Annual Report on Form 10-K for the fiscal year ended September 30, 2008 (File No. 1- 11593) [Exhibit 10.5(b)(xii)]
10	.4(c)	Form of Executive Retirement Plan Retention Award Agreement between The Scotts Company LLC and each of David C. Evans, Barry W. Sanders, Denise S. Stump, Michael C. Lukemire and Vincent C. Brockman (entered into on November 4, 2008)	Incorporated herein by reference to the Registrant’s Current Report on Form 8-K filed October 15, 2008 (File No. 1-11593) [Exhibit 10.2]
10	.5(a)	The Scotts Miracle-Gro Company Amended and Restated 2003 Stock Option and Incentive Equity Plan (effective as of October 30, 2007)	Incorporated herein by reference to the Registrant’s Annual Report on Form 10-K for the fiscal year ended September 30, 2007 (File No. 1-11593) [Exhibit 10(j)(3)]
10	.5(b)(i)	Specimen form of Award Agreement for Directors used to evidence grants of Nonqualified Stock Options made under The Scotts Company 2003 Stock Option and Incentive Equity Plan (now known as The Scotts Miracle-Gro Company Amended and Restated 2003 Stock Option and Incentive Equity Plan) [2003 version]	Incorporated herein by reference to the Current Report on Form 8-K of The Scotts Company, an Ohio corporation, Current Report on Form 8-K filed November 19, 2004 (File No. 1-11593) [Exhibit 10.9]
10	.5(b)(ii)	Specimen form of Award Agreement for Directors used to evidence grants of Nonqualified Stock Options made under The Scotts Miracle-Gro Company 2003 Stock Option and Incentive Equity Plan (now known as The Scotts Miracle-Gro Company Amended and Restated 2003 Stock Option and Incentive Equity Plan) [post-2003 version]	Incorporated herein by reference to the Registrant’s Annual Report on Form 10-K for the fiscal year ended September 30, 2005 (File No. 1-11593) [Exhibit 10(v)]
10	.5(c)(i)	Specimen form of Award Agreement for Nondirectors used to evidence grants of Incentive Stock Options, Nonqualified Stock Options, Stock Appreciation Rights, Restricted Stock and Performance Stock made under The Scotts Company 2003 Stock Option and Incentive Equity Plan (now known as The Scotts Miracle-Gro Company Amended and Restated 2003 Stock Option and Incentive Equity Plan) [pre-December 1, 2004 version]	Incorporated herein by reference to the Current Report on Form 8-K of The Scotts Company, an Ohio corporation, Current Report on Form 8-K filed November 19, 2004 (File No. 1-11593) [Exhibit 10.8]
10	.5(c)(ii)	Specimen form of Award Agreement for Nondirectors used to evidence grants of Incentive Stock Options, Nonqualified Stock Options, Stock Appreciation Rights, Restricted Stock and Performance Shares made under The Scotts Miracle-Gro Company 2003 Stock Option and Incentive Equity Plan (now known as The Scotts Miracle-Gro Company Amended and Restated 2003 Stock Option and Incentive Equity Plan) [post-December 1, 2004 version]	Incorporated herein by reference to the Registrant’s Annual Report on Form 10-K for the fiscal year ended September 30, 2005 (File No. 1-11593) [Exhibit 10(u)]

Exhibit
No.		Description	Location

10	.6(a)	The Scotts Miracle-Gro Company Amended and Restated 2006 Long-Term Incentive Plan (effective as of October 30, 2007)	Incorporated herein by reference to the Registrant’s Annual Report on Form 10-K for the fiscal year ended September 30, 2007 (File No. 1-11593) [Exhibit 10(r)(2)]
10	.6(b)(i)	Specimen form of Award Agreement for Nonemployee Directors used to evidence grants of Time-Based Nonqualified Stock Options which may be made under The Scotts Miracle-Gro Company 2006 Long-Term Incentive Plan (now known as The Scotts Miracle-Gro Company Amended and Restated 2006 Long-Term Incentive Plan)	Incorporated herein by reference to the Registrant’s Current Report on Form 8-K filed February 2, 2006 (File No. 1-11593) [Exhibit 10.3]
10	.6(b)(ii)	Specimen form of Stock Unit Award Agreement for Nonemployee Directors (with Related Dividend Equivalents) used to evidence grants of Stock Units which may be made under The Scotts Miracle-Gro Company Amended and Restated 2006 Long-Term Incentive Plan (post-December 20, 2007 version)	Incorporated herein by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended December 29, 2007 (File No. 1-11593) [Exhibit 10(l)]
10	.6(b)(iii)	Specimen form of Deferred Stock Unit Award Agreement for Nonemployee Directors (with Related Dividend Equivalents) used to evidence grants of Deferred Stock Units which may be made under The Scotts Miracle-Gro Company Amended and Restated 2006 Long-Term Incentive Plan (post-February 3, 2008 version)	Incorporated herein by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended December 29, 2007 (File No. 1-11593) [Exhibit 10(m)]
10	.6(b)(iv)	Specimen form of Deferred Stock Unit Award Agreement for Nonemployee Directors (with Related Dividend Equivalents) used to evidence grants of Deferred Stock Units which may be made under The Scotts Miracle-Gro Company Amended and Restated 2006 Long-Term Incentive Plan (post-January 22, 2009 version)	Incorporated herein by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended March 28, 2009 (File No. 1-11593) [Exhibit 10.1]
10	.6(c)(i)	Specimen form of Award Agreement used to evidence grants of Restricted Stock Units, Performance Shares, Nonqualified Stock Options, Incentive Stock Options, Restricted Stock and Stock Appreciation Rights made under The Scotts Miracle-Gro Company 2006 Long-Term Incentive Plan (now known as The Scotts Miracle-Gro Company Amended and Restated 2006 Long-Term Incentive Plan) [pre-October 30, 2007 version]	Incorporated herein by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended December 31, 2005 (File No. 1-11593) [Exhibit 10(b)]
10	.6(c)(ii)	Specimen form of Award Agreement for Employees used to evidence grants of Nonqualified Stock Options, Restricted Stock, Performance Shares and Restricted Stock Units made under The Scotts Miracle-Gro Company 2006 Long-Term Incentive Plan (now known as The Scotts Miracle-Gro Company Amended and Restated 2006 Long-Term Incentive Plan) [French Specimen] (pre-November 6, 2007 version)	Incorporated herein by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended December 30, 2006 (File No. 1-11593) [Exhibit 10.4]
10	.6(d)(i)	Specimen form of Restricted Stock Unit Award Agreement for Employees (with Related Dividend Equivalents) used to evidence grants of Restricted Stock Units which may be made under The Scotts Miracle-Gro Company Amended and Restated 2006 Long-Term Incentive Plan (post-October 8, 2008 version)	Incorporated herein by reference to the Registrant’s Annual Report on Form 10-K for the fiscal year ended September 30, 2008 (File No. 1- 11593) [Exhibit 10.7(d)(i)]
10	.6(d)(ii)	Special Restricted Stock Unit Award Agreement for Employees (with Related Dividend Equivalents) evidencing grant of Restricted Stock Units made on October 8, 2008 to Mark R. Baker under The Scotts Miracle-Gro Company Amended and Restated 2006 Long-Term Incentive Plan	Incorporated herein by reference to the Registrant’s Annual Report on Form 10-K for the fiscal year ended September 30, 2008 (File No. 1- 11593) [Exhibit 10.7(d)(ii)]
10	.6(d)(iii)	Specimen form of Restricted Stock Unit Award Agreement for Employees (with Related Dividend Equivalents) used to evidence grants of Restricted Stock Units which may be made under The Scotts Miracle-Gro Company Amended and Restated 2006 Long-Term Incentive Plan (French Specimen) [post-October 7, 2008 version]	Incorporated herein by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended December 27, 2008 (File No. 1-11593) [Exhibit 10.7]

Exhibit
No.		Description	Location

10	.6(d)(iv)	Special Restricted Stock Unit Award Agreement (with Related Dividend Equivalents) evidencing grant of Restricted Stock Units made on November 4, 2008 to Claude Lopez under The Scotts Miracle-Gro Company Amended and Restated 2006 Long-Term Incentive Plan	Incorporated herein by reference to the Registrant’s Annual Report on Form 10-K for the fiscal year ended September 30, 2008 (File No. 1- 11593) [Exhibit 10.7(d)(iii)]
10	.6(e)(i)	Specimen form of Performance Share Award Agreement for Employees (with Related Dividend Equivalents) used to evidence grants of Performance Shares which may be made under The Scotts Miracle-Gro Company 2006 Long-Term Incentive Plan (now known as The Scotts Miracle-Gro Company Amended and Restated 2006 Long-Term Incentive Plan) [post-October 30, 2007 version]	Incorporated herein by reference to the Registrant’s Annual Report on Form 10-K for the fiscal year ended September 30, 2007 (File No. 1-11593) [Exhibit 10(t)(5)]
10	.6(e)(ii)	Special Performance Share Award Agreement (with Related Dividend Equivalents) evidencing grant of Performance Shares made on October 30, 2007 to Barry W. Sanders under The Scotts Miracle-Gro Company Amended and Restated 2006 Long-Term Incentive Plan (executed by The Scotts Miracle-Gro Company on December 20, 2007 and by Barry W. Sanders on January 7, 2008)	Incorporated herein by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended December 29, 2007 (File No. 1-11593) [Exhibit 10(n)]
10	.6(f)(i)	Specimen form of Nonqualified Stock Option Award Agreement for Employees used to evidence grants of Nonqualified Stock Options made under The Scotts Miracle-Gro Company 2006 Long-Term Incentive Plan (now known as The Scotts Miracle-Gro Company Amended and Restated 2006 Long-Term Incentive Plan) [October 30, 2007 through October 8, 2008 version]	Incorporated herein by reference to the Registrant’s Annual Report on Form 10-K for the fiscal year ended September 30, 2007 (File No. 1-11593) [Exhibit 10(t)(3)]
10	.6(f)(ii)	Specimen form of Nonqualified Stock Option Award Agreement for Employees used to evidence grants of Nonqualified Stock Options which may be made under The Scotts Miracle-Gro Company Amended and Restated 2006 Long-Term Incentive Plan (post-October 8, 2008 version)	Incorporated herein by reference to the Registrant’s Annual Report on Form 10-K for the fiscal year ended September 30, 2008 (File No. 1- 11593) [Exhibit 10.7(f)(ii)]
10	.6(f)(iii)	Special Nonqualified Stock Option Award Agreement for Employees evidencing grant of Nonqualified Stock Options made on October 8, 2008 to Mark R. Baker under The Scotts Miracle-Gro Company Amended and Restated 2006 Long-Term Incentive Plan	Incorporated herein by reference to the Registrant’s Annual Report on Form 10-K for the fiscal year ended September 30, 2008 (File No. 1- 11593) [Exhibit 10.7(f)(iii)]
10	.6(f)(iv)	Specimen form of Nonqualified Stock Option Award Agreement for Employees used to evidence grants of Nonqualified Stock Options which may be made under The Scotts Miracle-Gro Company Amended and Restated 2006 Long-Term Incentive Plan (French Specimen) [November 6, 2007 through October 7, 2008 version]	Incorporated herein by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended March 29, 2008 (File No. 1-11593) [Exhibit 10(c)(2)]
10	.6(f)(v)	Specimen form of Nonqualified Stock Option Award Agreement for Employees used to evidence grants of Nonqualified Stock Options which may be made under The Scotts Miracle-Gro Company Amended and Restated 2006 Long-Term Incentive Plan (French Specimen) [post-October 7, 2008 version]	Incorporated herein by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended December 27, 2008 (File No. 1-11593) [Exhibit 10.11]
10	.6(g)(i)	Form of letter agreement amending grants of Restricted Stock made under The Scotts Miracle-Gro Company 2006 Long-Term Incentive Plan (now known as The Scotts Miracle-Gro Company Amended and Restated 2006 Long-Term Incentive Plan) [effective as of October 30, 2007]	Incorporated herein by reference to the Registrant’s Annual Report on Form 10-K for the fiscal year ended September 30, 2007 (File No. 1-11593) [Exhibit 10(t)(2)]
10	.6(g)(ii)	Specimen form of Restricted Stock Award Agreement for Employees used to evidence grants of Restricted Stock made under The Scotts Miracle-Gro Company 2006 Long-Term Incentive Plan (now known as The Scotts Miracle-Gro Company Amended and Restated 2006 Long-Term Incentive Plan) [October 30, 2007 through October 8, 2008 version]	Incorporated herein by reference to the Registrant’s Annual Report on Form 10-K for the fiscal year ended September 30, 2007 (File No. 1-11593) [Exhibit 10(t)(4)]

Exhibit
No.		Description	Location

10	.6(g)(iii)	Specimen form of Restricted Stock Award Agreement for Employees used to evidence grants of Restricted Stock which may be made under The Scotts Miracle-Gro Company Amended and Restated 2006 Long-Term Incentive Plan (effective October 8, 2008)	Incorporated herein by reference to the Registrant’s Annual Report on Form 10-K for the fiscal year ended September 30, 2008 (File No. 1- 11593) [Exhibit 10.7(g)(iii)]
10	.6(g)(iv)	Special Restricted Stock Award Agreement for Employees evidencing grant of Restricted Stock made on October 8, 2008 to Dr. Michael Kelty under The Scotts Miracle-Gro Company Amended and Restated 2006 Long-Term Incentive Plan	Incorporated herein by reference to the Registrant’s Annual Report on Form 10-K for the fiscal year ended September 30, 2008 (File No. 1- 11593) [Exhibit 10.7(g)(iv)]
10	.6(g)(v)	Special Restricted Stock Award Agreement for Employees evidencing grant of Restricted Stock made on October 1, 2008 to Mark R. Baker under The Scotts Miracle-Gro Company Amended and Restated 2006 Long-Term Incentive Plan	Incorporated herein by reference to the Registrant’s Annual Report on Form 10-K for the fiscal year ended September 30, 2008 (File No. 1- 11593) [Exhibit 10.7(g)(v)]
10	.6(g)(vi)	Specimen form of Restricted Stock Award Agreement for Employees used to evidence grants of Restricted Stock which may be made under The Scotts Miracle-Gro Company Amended and Restated 2006 Long-Term Incentive Plan (French Specimen) [post-November 6, 2007 version]	Incorporated herein by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended March 29, 2008 (File No. 1-11593) [Exhibit 10(c)(1)]
10	.7(a)	The Scotts Miracle-Gro Company Discounted Stock Purchase Plan (As Amended and Restated as of January 26, 2006; Reflects 2-for-1 Stock Split Distributed on November 9, 2005)	Incorporated herein by reference to the Registrant’s Current Report on Form 8-K filed February 2, 2006 (File No. 1-11593) [Exhibit 10.1]
10	.7(b)	Amendment to The Scotts Miracle-Gro Company Discounted Stock Purchase Plan (effective as of November 6, 2008)	Incorporated herein by reference to the Registrant’s Annual Report on Form 10-K for the fiscal year ended September 30, 2008 (File No. 1- 11593) [Exhibit 10.8(b)]
10.8		Summary of Compensation for Nonemployee Directors of The Scotts Miracle-Gro Company (effective as of January 23, 2009)	Incorporated herein by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended March 28, 2009 (File No. 1-11593) [Exhibit 10.2]
10	.9(a)	Employment Agreement, dated as of May 19, 1995, between The Scotts Company and James Hagedorn	Incorporated herein by reference to the Annual Report on Form 10-K of The Scotts Company, an Ohio corporation, for the fiscal year ended September 30, 1995 (File No. 1-11593) [Exhibit 10(p)]
10	.9(b)	Amendments to Employment Agreement by and among The Scotts Miracle-Gro Company, The Scotts Company LLC and James Hagedorn, effective as of October 1, 2008 (executed by Mr. Hagedorn on December 22, 2008 and on behalf of The Scotts Miracle-Gro Company and The Scotts Company LLC by Denise Stump on December 22, 2008 and Vincent C. Brockman on December 30, 2008)	Incorporated herein by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended December 27, 2008 (File No. 1-11593) [Exhibit 10.16]
10	.10(a)	Letter agreement, dated June 5, 2000 and accepted by Mr. Norton on June 8, 2000, between The Scotts Company and Patrick J. Norton	Incorporated herein by reference to the Annual Report on Form 10-K of The Scotts Company, an Ohio corporation, for the fiscal year ended September 30, 2000 (File No. 0-19768) [Exhibit 10(q)]

Exhibit
No.		Description	Location

10	.10(b)	Letter agreement, dated November 5, 2002, and accepted by Mr. Norton on November 22, 2002, pertaining to the terms of employment of Patrick J. Norton through December 31, 2005, and superseding certain provisions of the letter agreement, dated June 5, 2000, between The Scotts Company and Mr. Norton	Incorporated herein by reference to the Annual Report on Form 10-K of The Scotts Company, an Ohio corporation, for the fiscal year ended September 30, 2002 (File No. 0-19768) [Exhibit 10(q)]
10	.10(c)	Letter of Extension, dated October 25, 2005, between The Scotts Miracle-Gro Company and Patrick J. Norton	Incorporated herein by reference to the Registrant’s Current Report on Form 8-K filed December 14, 2005 (File No. 1-11593) [Exhibit 10.3]
10	.11(a)	Employment Agreement, effective as of October 1, 2007, between The Scotts Company LLC and Barry W. Sanders (executed by Mr. Sanders on November 16, 2007 and on behalf of The Scotts Company LLC on November 19, 2007)	Incorporated herein by reference to the Registrant’s Annual Report on Form 10-K for the fiscal year ended September 30, 2007 (File No. 1-11593) [Exhibit 10(m)]
10	.11(b)	First Amendment to Employment Agreement, effective as of January 14, 2009, by and between The Scotts Company LLC and Barry Sanders	Incorporated herein by reference to the Registrant’s Current Report on Form 8-K filed January 20, 2009 (File No. 1-11593) [Exhibit 10.2]
10.12		Employment Contract for an Unlimited Time, effective as of July 1, 2001, between The Scotts Company (now known as The Scotts Company LLC) and Claude Lopez [English Translation — Original in French]	Incorporated herein by reference to the Registrant’s Annual Report on Form 10-K for the fiscal year ended September 30, 2007 (File No. 1-11593) [Exhibit 10(n)]
10.13		Employment Agreement for David C. Evans, executed on behalf of The Scotts Company LLC on November 19, 2007 and by David C. Evans on December 3, 2007 and effective as of October 1, 2007	Incorporated herein by reference to the Registrant’s Current Report on Form 8-K filed December 7, 2007 (File No. 1-11593) [Exhibit 10.1]
10.14		Employment Agreement for Denise S. Stump, executed on behalf of The Scotts Company LLC on November 19, 2007 and by Denise S. Stump on December 11, 2007 and effective as of October 1, 2007	Incorporated herein by reference to the Registrant’s Current Report on Form 8-K filed December 17, 2007 (File No. 1-11593) [Exhibit 10.1]
10	.15(a)	Employment Agreement for Vincent Brockman, executed on behalf of The Scotts Miracle-Gro Company and by Vincent Brockman on May 24, 2006 and effective as of March 1, 2006 (effective until June 1, 2008)	Incorporated herein by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended December 29, 2007 (File No. 1-11593) [Exhibit 10(q)]
10	.15(b)	Employment Agreement for Vincent C. Brockman, effective as of June 1, 2008, between The Scotts Company LLC and Vincent C. Brockman (executed by Mr. Brockman on June 26, 2008 and on behalf of The Scotts Company LLC on June 27, 2008)	Incorporated herein by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended June 28, 2008 (File No. 1-11593) [Exhibit 10(d)]
10.16		Employment Agreement for Mark R. Baker, effective October 1, 2008, between The Scotts Company LLC and Mark R. Baker (executed by Mr. Baker on September 9, 2008 and on behalf of The Scotts Company LLC on September 10, 2008)	Incorporated herein by reference to the Registrant’s Annual Report on Form 10-K for the fiscal year ended September 30, 2008 (File No. 1- 11593) [Exhibit 10.17]
10	.17(a)	Amended and Restated Exclusive Agency and Marketing Agreement, effective as of September 30, 1998, between Monsanto Company and The Scotts Company LLC (as successor to The Scotts Company)	Incorporated herein by reference to the Registrant’s Annual Report on Form 10-K for the fiscal year ended September 30, 2005 (File No. 1-11593) [Exhibit 10(x)]

Exhibit
No.		Description	Location

10	.17(b)	Letter Agreement, dated March 10, 2005, amending the Amended and Restated Exclusive Agency and Marketing Agreement, dated as of September 30, 1998, between Monsanto Company and The Scotts Company LLC (as successor to The Scotts Company)	*
10	.17(c)	Letter Agreement, dated March 28, 2008, amending the Amended and Restated Exclusive Agency and Marketing Agreement, dated as of September 30, 1998, between Monsanto Company and The Scotts Company LLC	Incorporated herein by reference to the Registrant’s Annual Report on Form 10-K for the fiscal year ended September 30, 2008 (File No. 1- 11593) [Exhibit 10.18(b)]
10.18		Master Accounts Receivable Purchase Agreement, dated as of April 9, 2008, among The Scotts Company LLC as seller, The Scotts Miracle-Gro Company as guarantor and Bank of America, N.A. as purchaser (expired pursuant to its terms on April 8, 2009)	Incorporated herein by reference to the Registrant’s Current Report on Form 8-K filed April 15, 2008 (File No. 1-11593) [Exhibit 10.2]
10.19		Master Accounts Receivable Purchase Agreement, dated as of May 1, 2009, by and among The Scotts Company LLC as the Company, The Scotts Miracle-Gro Company as the Parent and Calyon New York Branch as the Bank	Incorporated herein by reference to the Registrant’s Current Report on Form 8-K filed May 6, 2009 (File No. 1-11593) [Exhibit 10.1]
14		Code of Business Conduct and Ethics of The Scotts Miracle-Gro Company, as amended on November 2, 2006	Incorporated herein by reference to the Registrant’s Current Report on Form 8-K filed November 8, 2006 (File No. 1-11593) [Exhibit 14]
21		Subsidiaries of The Scotts Miracle-Gro Company	*
23		Consent of Independent Registered Public Accounting Firm — Deloitte & Touche LLP	*
24		Powers of Attorney of Executive Officers and Directors of The Scotts Miracle-Gro Company	*
31.1		Rule 13a-14(a)/15d-14(a) Certifications (Principal Executive Officer)	*
31.2		Rule 13a-14(a)/15d-14(a) Certifications (Principal Financial Officer)	*
32		Section 1350 Certifications (Principal Executive Officer and Principal Financial Officer)	*

*	Filed herewith.