Form 10-Q
period 2010-01-02
SCOTTS MIRACLE-GRO CO
filed 2010-02-11
CIK 825542

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED JANUARY 2, 2010
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

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding at February 8, 2010

Common Shares, $0.01 stated value, no par value	66,581,978 common shares

THE SCOTTS MIRACLE-GRO COMPANY
INDEX

PART I — FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
THE SCOTTS MIRACLE-GRO COMPANY
CONDENSED, CONSOLIDATED STATEMENTS OF OPERATIONS
(IN MILLIONS EXCEPT PER SHARE AMOUNTS)
(UNAUDITED)

	THREE MONTHS ENDED
	JANUARY 2,	DECEMBER 27,
	2010	2008
Net sales	$302.2	$286.1
Cost of sales	236.2	207.5
Cost of sales — product registration and recall matters	0.9	1.3

Gross profit	65.1	77.3

Operating expenses:
Selling, general and administrative	137.6	138.7
Product registration and recall matters	1.7	6.2
Other income, net	(6.6)	(1.7)

Loss from operations	(67.6)	(65.9)

Interest expense	10.7	16.3

Loss from continuing operations before taxes	(78.3)	(82.2)

Income tax benefit from continuing operations	(28.5)	(29.3)

Loss from continuing operations	(49.8)	(52.9)

Loss from discontinued operations, net of tax	(7.9)	(4.1)

Net loss	$(57.7)	$(57.0)

BASIC LOSS PER COMMON SHARE:
Weighted-average common shares outstanding during the period	65.9	64.7

Basic loss per common share from continuing operations	$(0.76)	$(0.82)
Basic loss per common share from discontinued operations	(0.12)	(0.06)

Basic loss per common share	$(0.88)	$(0.88)

DILUTED LOSS PER COMMON SHARE:
Weighted-average common shares outstanding during the period	65.9	64.7

Diluted loss per common share from continuing operations	$(0.76)	$(0.82)
Diluted loss per common share from discontinued operations	(0.12)	(0.06)

Diluted loss per common share	$(0.88)	$(0.88)

Dividends declared per common share	$0.125	$0.125

See notes to condensed, consolidated financial statements

THE SCOTTS MIRACLE-GRO COMPANY
CONDENSED, CONSOLIDATED STATEMENTS OF CASH FLOWS
(IN MILLIONS)
(UNAUDITED)

	THREE MONTHS ENDED
	JANUARY 2,	DECEMBER 27,
	2010	2008
OPERATING ACTIVITIES
Net loss	$(57.7)	$(57.0)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	2.9	3.7
Depreciation	12.2	11.3
Amortization	2.9	3.5
Gain on sale of long-lived assets	(21.6)	—
Changes in assets and liabilities, net of acquired businesses:
Accounts receivable	125.6	77.0
Inventories	(200.0)	(233.2)
Prepaid and other current assets	(10.2)	(9.2)
Accounts payable	106.8	68.3
Accrued liabilities	(139.7)	(24.8)
Restructuring reserves	—	(0.2)
Other non-current items	—	(1.0)
Other, net	2.1	(10.7)

Net cash used in operating activities	(176.7)	(172.3)

INVESTING ACTIVITIES
Proceeds from the sale of long-lived assets	23.6	—
Investments in property, plant and equipment	(19.4)	(7.9)
Investments in intellectual property	—	(1.0)
Investments in acquired businesses, net of cash acquired	—	(8.7)

Net cash provided by (used in) investing activities	4.2	(17.6)

FINANCING ACTIVITIES
Borrowings under revolving and bank lines of credit	472.4	315.4
Repayments under revolving and bank lines of credit	(317.0)	(154.6)
Dividends paid	(9.3)	(8.9)
Payments on seller notes	—	(0.1)
Excess tax benefits from share-based payment arrangements	2.6	0.4
Cash received from the exercise of stock options	5.9	2.1

Net cash provided by financing activities	154.6	154.3

Effect of exchange rate changes on cash	(1.2)	(0.7)

Net decrease in cash and cash equivalents	(19.1)	(36.3)
Cash and cash equivalents at beginning of period	71.6	84.7

Cash and cash equivalents at end of period	$52.5	$48.4

Supplemental cash flow information
Interest paid, net of interest capitalized	(8.7)	(8.4)
Income taxes refunded	4.8	11.8
See notes to condensed, consolidated financial statements

THE SCOTTS MIRACLE-GRO COMPANY
CONDENSED, CONSOLIDATED BALANCE SHEETS
(IN MILLIONS)

	JANUARY 2,	DECEMBER 27,	SEPTEMBER 30,
	2010	2008	2009
	UNAUDITED		(SEE NOTE 1)
ASSETS
Current assets:
Cash and cash equivalents	$52.5	$48.4	$71.6
Accounts receivable, less allowances of $10.7, $10.5 and $11.1, respectively	265.1	279.2	384.3
Accounts receivable pledged	9.7	45.9	17.0
Inventories, net	657.9	643.4	458.9
Prepaid and other assets	169.6	149.3	159.1

Total current assets	1,154.8	1,166.2	1,090.9

Property, plant and equipment, net of accumulated depreciation of $467.5, $461.9 and $492.3, respectively	372.1	338.4	369.7
Goodwill	375.0	370.5	375.2
Intangible assets, net	359.8	367.1	364.2
Other assets	24.3	20.7	20.1

Total assets	$2,286.0	$2,262.9	$2,220.1

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current portion of debt	$166.7	$98.1	$160.4
Accounts payable	296.1	272.7	190.0
Other current liabilities	265.3	288.9	406.4

Total current liabilities	728.1	659.7	756.8

Long-term debt	798.8	1,039.3	649.7
Other liabilities	220.6	195.2	229.1

Total liabilities	1,747.5	1,894.2	1,635.6

Commitments and contingencies (notes 3 and 11)

Shareholders’ equity:
Common shares and capital in excess of $.01 stated value per share, 66.6, 65.5 and 66.2 shares issued and outstanding, respectively	437.7	460.7	451.5
Retained earnings	271.1	150.8	337.5
Treasury shares, at cost: 1.9, 3.2 and 2.4 shares, respectively	(105.4)	(172.9)	(131.7)
Accumulated other comprehensive loss	(64.9)	(69.9)	(72.8)

Total shareholders’ equity	538.5	368.7	584.5

Total liabilities and shareholders’ equity	$2,286.0	$2,262.9	$2,220.1

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
Since its acquisition in fiscal 2005, the Company operated Smith & Hawken® (1), an outdoor living and garden lifestyle category brand. As discussed in “NOTE 2. DISCONTINUED OPERATIONS,” on July 8, 2009, the Company announced its intention to close the Smith & Hawken business by the end of calendar 2009. During the Company’s first quarter of fiscal 2010, all Smith & Hawken stores were closed and substantially all operational activities of Smith & Hawken were discontinued.
Due to the nature of the lawn and garden business, the majority of sales to customers occur in the Company’s second and third fiscal quarters. On a combined basis, net sales for the second and third fiscal quarters generally represent 70% to 75% of annual net sales.
ORGANIZATION AND BASIS OF PRESENTATION
The Company’s condensed, consolidated financial statements are unaudited; however, in the opinion of management, these financial statements are presented in accordance with accounting principles generally accepted in the United States of America (“GAAP”). The condensed, consolidated financial statements include the accounts of Scotts Miracle-Gro and its subsidiaries. All intercompany transactions and accounts have been eliminated in consolidation. The Company’s consolidation criteria are based on majority ownership (as evidenced by a majority voting interest in the entity) and an objective evaluation and determination of effective management control. Interim results reflect all normal and recurring adjustments and are not necessarily indicative of results for a full year. The interim financial statements and notes are presented as specified by Regulation S-X of the Securities and Exchange Commission, and should be read in conjunction with the consolidated financial statements and accompanying notes in Scotts Miracle-Gro’s Annual Report on Form 10-K for the fiscal year ended September 30, 2009.
The Company’s Condensed, Consolidated Balance Sheet at September 30, 2009 has been derived from the Company’s audited Consolidated Balance Sheet at that date, but does not include all of the information and footnotes required by GAAP for complete financial statements.
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
Under the terms of the Amended and Restated Exclusive Agency and Marketing Agreement (the “Marketing Agreement”) between the Company and Monsanto Company (“Monsanto”), the Company, in its role as exclusive agent, performs certain functions, primarily manufacturing conversion, distribution and logistics, and selling and marketing support on behalf of Monsanto in the conduct of the consumer Roundup® (2) business. The actual costs incurred by the Company on behalf of the consumer Roundup business are recovered from Monsanto through the terms of the Marketing Agreement. The reimbursement of costs for which the Company is considered the primary obligor is included in net sales.

(1)
Smith & Hawken® is a registered trademark of Target Brands, Inc. As discussed in “Note 2. DISCONTINUED OPERATIONS,” the Company sold the Smith & Hawken brand and certain intellectual property rights related thereto on December 30, 2009, and subsequently changed the name of the subsidiary entity formerly known as Smith & Hawken, Ltd. to Teak 2, Ltd. References in this Quarterly Report on Form 10-Q to Smith & Hawken refer to Scotts Miracle-Gro’s subsidiary entity, not the brand itself.

(2)	Roundup® is a registered trademark of Monsanto Technology LLC, a company affiliated with Monsanto Company.

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
Scotts LawnService® promotes its service offerings primarily through direct mail campaigns. External costs associated with these campaigns that qualify as direct response advertising costs are deferred and recognized as advertising expense in proportion to revenues over a period not beyond the end of the subsequent calendar year. Costs that do not qualify as direct response advertising costs are expensed within the fiscal year in which such costs are incurred on a monthly basis in proportion to net sales. The costs deferred at January 2, 2010, December 27, 2008 and September 30, 2009 were $1.4 million, $3.9 million and $2.1 million, respectively.
STOCK-BASED COMPENSATION AWARDS
The fair value of awards is expensed ratably over the vesting period, generally three years. The Company uses a binomial model to determine the fair value of its option grants.
GOODWILL AND INDEFINITE-LIVED INTANGIBLE ASSETS
Goodwill and intangible assets determined to have indefinite lives are not subject to amortization. Goodwill and indefinite-lived intangible assets are reviewed for impairment by applying a fair-value based test on an annual basis, as of the first day of the Company’s fiscal fourth quarter, or more frequently if circumstances indicate a potential impairment. If it is determined that an impairment has occurred, an impairment loss would be recognized for the amount by which the carrying amount of the asset exceeds its estimated fair value and classified as “Impairment, restructuring and other charges” in the Consolidated Statements of Operations. No impairment, restructuring or other charges from continuing operations were recorded for the three months ended January 2, 2010 or December 27, 2008.
INCOME TAXES
Income tax benefit from continuing operations was calculated at an effective tax rate of 36.4% and 35.6% for the three months ended January 2, 2010 and December 27, 2008, respectively. The effective tax rate used for interim reporting purposes was based on management’s best estimate of factors impacting the effective tax rate for the full fiscal year. Factors affecting the estimated effective tax rate include assumptions as to income by jurisdiction (domestic and foreign), the availability and utilization of tax credits and the existence of elements of income and expense that may not be taxable or deductible, as well as other items. The estimated effective tax rate is subject to revision in later interim periods and at fiscal year end as facts and circumstances change during the course of the fiscal year. There can be no assurance that the effective tax rate estimated for interim financial reporting purposes will approximate the effective tax rate determined at fiscal year end.
LOSS PER COMMON SHARE
Basic loss per common share is computed based on the weighted-average number of common shares outstanding each period. Diluted loss per common share is computed based on the weighted-average number of common shares and dilutive potential common shares (stock options, restricted stock, restricted stock units, performance shares and stock appreciation rights) outstanding each period. Because of the first quarter net losses, common share equivalents were not included in the calculation of diluted loss per common share because to do so would have been anti-dilutive. These common share equivalents equated to 1.1 million common shares and 0.7 million common shares for the three months ended January 2, 2010 and December 27, 2008, respectively.

SUBSEQUENT EVENTS
The Company evaluated all events or transactions that occurred after January 2, 2010 up through February 11, 2010, the date the Company issued these condensed, consolidated financial statements. During this period, the Company did not have any material recognizable subsequent events. On January 14, 2010, Scotts Miracle-Gro issued $200 million of Senior Notes with a coupon of 7.25% and yield of 7.375% due 2018, described in more detail in “NOTE 6. DEBT.”
RECENT ACCOUNTING PRONOUNCEMENTS
Business Combinations
In December 2007, the Financial Accounting Standards Board (the “FASB”) issued new accounting guidance on business combinations and non-controlling interests in consolidated financial statements. The objective is to improve the relevance, representational faithfulness and comparability of the information that a reporting entity provides in its financial reports about a business combination and its effects. The guidance applies to all transactions or other events in which an entity (the “acquirer”) obtains control of one or more businesses (the “acquiree”), including those sometimes referred to as “true mergers” or “mergers of equals” and combinations achieved without the transfer of consideration. In April 2009, the FASB issued additional guidance which addresses application issues arising from contingencies in a business combination. The Company adopted the new guidance beginning October 1, 2009. The Company had no acquisition activity for the fiscal quarter ended January 2, 2010, and the adoption of the new guidance did not have a material effect on our financial position, results of operations or cash flows.
Noncontrolling Interests in Consolidated Financial Statements
In December 2007, the FASB issued new accounting and reporting guidance for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. The new guidance also changes the way the consolidated financial statements are presented, establishes a single method of accounting for changes in a parent’s ownership interest in a subsidiary that do not result in deconsolidation, requires that a parent recognize a gain or loss in net income when a subsidiary is deconsolidated and expands disclosures in the consolidated financial statements that clearly identify and distinguish between the parent’s ownership interest and the interest of the noncontrolling owners of a subsidiary. The provisions are to be applied prospectively as of the beginning of the fiscal year in which the guidance is adopted, except for the presentation and disclosure requirements, which are to be applied retrospectively for all periods presented. The Company adopted the new guidance beginning October 1, 2009, and the adoption of the new guidance did not impact the Company’s financial position, results of operations, cash flows or disclosures.
Determination of the Useful Life of Intangible Assets
In April 2008, the FASB issued new accounting guidance which amends the list of factors an entity should consider in developing renewal or extension assumptions used in determining the useful life of recognized intangible assets. The new guidance applies to: (a) intangible assets that are acquired individually or with a group of other assets and (b) intangible assets acquired in both business combinations and asset acquisitions. Entities estimating the useful life of a recognized intangible asset must consider their historical experience in renewing or extending similar arrangements or, in the absence of historical experience, must consider assumptions that market participants would use about renewal or extension. The new guidance requires certain additional disclosures beginning October 1, 2009 and prospective application to useful life estimates for intangible assets acquired after September 30, 2009. The adoption of the new guidance did not have a material effect on the Company’s financial statements and related disclosures.
Employers’ Disclosures About Postretirement Benefit Plan Assets
In December 2008, the FASB issued new accounting guidance on employers’ disclosures about assets of a defined benefit pension or other postretirement plan. It requires employers to disclose information about fair value measurements of plan assets. The objectives of the disclosures are to provide an understanding of: (a) how investment allocation decisions are made, including the factors that are pertinent to an understanding of investment policies and strategies, (b) the major categories of plan assets, (c) the inputs and valuation techniques used to measure the fair value of plan assets, (d) the effect of fair value measurements using significant unobservable inputs on changes in plan assets for the period and (e) significant concentrations of risk within plan assets. The Company will disclose the information required by this new guidance at September 30, 2010, the fair value measurement date of its defined benefit pension and retiree medical plans.

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
NOTE 2. DISCONTINUED OPERATIONS
On July 8, 2009, Scotts Miracle-Gro announced that its wholly-owned subsidiary, Smith & Hawken, Ltd., had adopted a plan to close the Smith & Hawken business. During the Company’s first quarter of fiscal 2010, all Smith & Hawken stores were closed and substantially all operational activities of Smith & Hawken were discontinued.
As a result, effective in its first quarter of fiscal 2010, the Company classified Smith & Hawken as discontinued operations. Accordingly, the Company has reclassified its overall results for the three months ended December 27, 2008 to reflect Smith & Hawken as discontinued operations separate from its results of continuing operations.
In the first quarter of fiscal 2010, the Company incurred a loss related to the liquidation of the Smith & Hawken business of approximately $25.2 million, largely attributable to charges associated with the termination of retail site lease obligations, third-party agency fees and severance and benefit commitments. These charges were partially offset by a gain of approximately $18 million from the sale of the Smith & Hawken intellectual property on December 30, 2009.
The following table summarizes results of Smith & Hawken classified as discontinued operations in the Company’s Condensed, Consolidated Statements of Operations for the three months ended January 2, 2010 and December 27, 2008 (in millions).

	THREE MONTHS ENDED
	JANUARY 2, 2010	DECEMBER 27, 2008
Net sales	$14.7	$31.9

Operating costs	22.8	39.5
Impairment, restructuring and other charges	17.1	—
Other income, net	(17.9)	(0.8)

Loss from discontinued operations before income taxes	(7.3)	(6.8)

Income tax expense (benefit) from discontinued operations	0.6	(2.7)

Loss from discontinued operations	$(7.9)	$(4.1)

The major classes of assets and liabilities of Smith & Hawken were as follows (in millions):

	JANUARY 2,	DECEMBER 27,	SEPTEMBER 30,
	2010	2008	2009
	(IN MILLIONS)
Inventory	$—	$26.9	$11.5
Other current assets	1.5	7.8	3.3
Property, plant and equipment, net	—	1.8	1.9

Assets of discontinued operations	$1.5	$36.5	$16.7

Accounts payable	$4.9	$9.9	$6.2
Other current liabilities	15.9	6.6	13.2
Other liabilities	—	6.2	2.2

Liabilities of discontinued operations	$20.8	$22.7	$21.6

NOTE 3. PRODUCT REGISTRATION AND RECALL MATTERS
In April 2008, the Company became aware that a former associate apparently deliberately circumvented Company policies and U.S. Environmental Protection Agency (“U.S. EPA”) regulations under the Federal Insecticide, Fungicide, and Rodenticide Act of 1947, as amended (“FIFRA”), by failing to obtain valid registrations for products and/or causing invalid product registration forms to be submitted to regulators. Since that time, the Company has been cooperating with both the U.S. EPA and the U.S. Department of Justice (“U.S. DOJ”) in related civil and criminal investigations into the pesticide product registration issues.
In late April of 2008, in connection with the U.S. EPA’s investigation, the Company conducted a consumer-level recall of certain consumer lawn and garden products and a Scotts LawnService® product. Subsequently, the Company and the U.S. EPA agreed upon a Compliance Review Plan for conducting a comprehensive, independent review of the Company’s product registration records. Pursuant to the Compliance Review Plan, an independent third-party firm, Quality Associates Incorporated (“QAI”), reviewed substantially all of the Company’s U.S. pesticide product registrations and associated advertisements, some of which were historical in nature and no longer related to sales of the Company’s products. The U.S. EPA investigation and the QAI review process resulted in the temporary suspension of sales and shipments of certain products. In addition, as the QAI review process or the Company’s internal review identified potential FIFRA registration issues (some of which appear unrelated to the actions of the former associate), the Company endeavored to stop selling or distributing the affected products until the issues could be resolved. QAI’s review of the Company’s U.S. pesticide product registrations and associated advertisements is now substantially complete. The results of the QAI review process did not materially affect the Company’s fiscal 2009 or first quarter fiscal 2010 sales and are not expected to materially affect the Company’s sales during the remainder of fiscal 2010.
In late 2008, Scotts Miracle-Gro and its indirect subsidiary, EG Systems, Inc., doing business as Scotts LawnService®, were named as defendants in a purported class action filed in the U.S. District Court for the Eastern District of Michigan relating to the application of certain pesticide products by Scotts LawnService®. In the suit, Mark Baumkel, on behalf of himself and the purported classes, sought an unspecified amount of damages, plus costs and attorneys’ fees, for alleged claims involving breach of contract, unjust enrichment, tort, and violation of the State of Michigan’s consumer protection act. On September 28, 2009, the court granted the motion filed by Scotts Miracle-Gro and EG Systems, Inc. and dismissed the suit with prejudice. Since that time, Scotts Miracle-Gro, EG Systems, Inc. and Mr. Baumkel have agreed to a confidential settlement that, among other things, precludes an appeal of the decision. The impact of the confidential settlement did not, and will not, materially affect the Company’s financial condition, results of operations or cash flows.
In fiscal 2008, the Company conducted a voluntary recall of certain of its wild bird food products due to a formulation issue. Certain wild bird food products had been treated with pest control additives to avoid insect infestation, especially at retail stores. While the pest control additives had been labeled for use on certain stored grains that can be processed for human and/or animal consumption, they were not labeled for use on wild bird food products. In October 2008, the U.S. Food & Drug Administration concluded that the recall had been completed and that there had been proper disposition of the recalled products. The results of the wild bird food recall did not materially affect the Company’s fiscal 2009 financial condition, results of operations or cash flows.
As a result of these registration and recall matters, the Company has reversed sales associated with estimated returns of affected products, recorded charges for affected inventory and recorded other registration and recall-related costs. The impacts of these adjustments were pre-tax charges of $2.6 million and $7.6 million for the three-month periods ended January 2, 2010 and December 27, 2008, respectively. The Company expects to incur $10 to $15 million in fiscal 2010 on recall and registration matters, excluding possible fines, penalties, judgments and/or litigation costs. These fiscal 2010 charges primarily consist of costs associated with the reworking of certain finished goods inventories, the potential disposal of certain products and ongoing third-party professional services related to the U.S. EPA and U.S. DOJ investigations.

The U.S. EPA and U.S. DOJ investigations continue and may result in future state, federal or private actions including fines and/or penalties with respect to known or potential additional product registration issues. Until the U.S. EPA and U.S. DOJ investigations are complete, the Company cannot reasonably determine the scope or magnitude of possible liabilities that could result from known or potential product registration issues, and no reserves for these potential liabilities have been established as of January 2, 2010. However, it is possible that such liabilities, including fines, penalties, judgments and/or litigation costs could be material and have an adverse effect on the Company’s financial condition, results of operations or cash flows.
The following tables summarize the impact of the product registration and recall matters on the Company’s results of operations during the three months ended January 2, 2010 and December 27, 2008 and on accrued liabilities and inventory reserves as of January 2, 2010 (in millions):

	THREE MONTHS ENDED
	JANUARY 2, 2010	DECEMBER 27, 2008
Net sales — product recalls	$—	$(0.3)
Cost of sales — product recalls	—	(0.2)
Cost of sales — other charges	0.9	1.3

Gross profit	(0.9)	(1.4)
Selling, general and administrative	1.7	6.2

Loss from operations	(2.6)	(7.6)
Income tax benefit	0.9	2.7

Net loss	$(1.7)	$(4.9)

		ADDITIONAL
	RESERVES AT	COSTS AND		RESERVES AT
	SEPTEMBER 30,	CHANGES IN	RESERVES	JANUARY 2,
	2009	ESTIMATE	USED	2010
Inventory reserves	$4.1	$0.4	$(0.1)	$4.4
Other incremental costs of sales	4.2	0.5	(0.6)	4.1
Other general and administrative costs	1.4	1.7	(2.6)	0.5

Accrued liabilities and inventory reserves	$9.7	$2.6	$(3.3)	$9.0

NOTE 4. DETAIL OF INVENTORIES, NET
Inventories, net of provisions for slow moving and obsolete inventory of $28.3 million, $26.5 million and $35.3 million as of January 2, 2010, December 27, 2008 and September 30, 2009, respectively, consisted of:

	JANUARY 2,	DECEMBER 27,	SEPTEMBER 30,
	2010	2008	2009
	(IN MILLIONS)
Finished goods	$437.9	$427.3	$239.1
Work-in-progress	43.5	51.6	41.5
Raw materials	176.5	164.5	178.3

	$657.9	$643.4	$458.9

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

Under the terms of the Marketing Agreement, the Company performs certain functions, primarily manufacturing conversion, distribution and logistics, and selling and marketing support, on behalf of Monsanto in the conduct of the consumer Roundup® business. The actual costs incurred for these activities are charged to and reimbursed by Monsanto. The Company records costs incurred under the Marketing Agreement for which the Company is the primary obligor on a gross basis, recognizing such costs in “Cost of sales” and the reimbursement of these costs in “Net sales,” with no effect on gross profit or net income. The related net sales and cost of sales were $16.7 million and $15.6 million for the three months ended January 2, 2010 and December 27, 2008, respectively.
The elements of the net commission earned under the Marketing Agreement and included in “Net sales” are as follows:

	THREE MONTHS ENDED
	JANUARY 2,	DECEMBER 27,
	2010	2008
	(IN MILLIONS)
Gross commission	$—	$—
Contribution expenses	(5.0)	(5.0)
Amortization of marketing fee	(0.2)	(0.2)

Net commission expense	(5.2)	(5.2)
Reimbursements associated with Marketing Agreement	16.7	15.6

Total net sales associated with Marketing Agreement	$11.5	$10.4

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
The Marketing Agreement provides Monsanto with the right to terminate the Marketing Agreement upon an event of default (as defined in the Marketing Agreement) by the Company, a change in control of Monsanto or the sale of the consumer Roundup® business. The Marketing Agreement provides the Company with the right to terminate the Marketing Agreement in certain circumstances, including an event of default by Monsanto or the sale of the consumer Roundup® business. Unless Monsanto terminates the Marketing Agreement due to an event of default by the Company, Monsanto is required to pay a termination fee to the Company that varies by program year. The termination fee is calculated as a percentage of the value of the consumer Roundup® business exceeding a certain threshold, but in no event will the termination fee be less than $16 million. If Monsanto were to terminate the Marketing Agreement due to an event of default by the Company, however, the Company would not be entitled to any termination fee, and the Company would lose all, or a substantial portion, of the significant source of earnings and overhead expense absorption the Marketing Agreement provides. Monsanto may also be able to terminate the Marketing Agreement within a given region, including North America, without paying a termination fee if unit volume sales to consumers in that region decline: (1) over a cumulative three-fiscal-year period; or (2) by more than 5% for each of two consecutive years.
NOTE 6. DEBT
The components of long-term debt are as follows:

	JANUARY 2,	DECEMBER 27,	SEPTEMBER 30,
	2010	2008	2009
	(IN MILLIONS)
Credit Facilities:
Revolving loans	$521.7	$565.7	$330.4
Term loans	421.4	540.4	456.4
Master Accounts Receivable Purchase Agreement	3.0	10.0	4.2
Notes due to sellers	11.1	12.7	11.0
Foreign bank borrowings and term loans	0.7	1.0	0.5
Other	7.6	7.6	7.6

	965.5	1,137.4	810.1
Less current portions	166.7	98.1	160.4

	$798.8	$1,039.3	$649.7

In February 2007, Scotts Miracle-Gro and certain of its subsidiaries entered into the following senior secured credit facilities totaling up to $2.15 billion in the aggregate: (a) a senior secured five-year term loan in the principal amount of $560 million and (b) a senior secured five-year revolving loan facility in the aggregate principal amount of up to $1.59 billion. Under the terms of these credit facilities, the Company may request an additional $200 million in revolving credit and/or term credit commitments, subject to approval from the lenders. Borrowings may be made in various currencies including U.S. dollars, Euros, British pounds, Australian dollars and Canadian dollars. Amortization payments on the term loan portion of the credit facilities began on September 30, 2007 and are due quarterly through 2012. As of January 2, 2010, the cumulative total amortization payments on the term loan were $138.6 million, reducing the balance of the Company’s term loan and effectively reducing the amount outstanding under the credit facilities.
As of January 2, 2010, there was $1.03 billion of availability under the senior secured credit facilities, including letters of credit. Under the revolving loan facility, the Company has the ability to issue letter of credit commitments up to $65 million. At January 2, 2010, the Company had letters of credit in the aggregate face amount of $38.6 million outstanding.
At January 2, 2010, the Company had outstanding interest rate swaps with major financial institutions that effectively converted a portion of variable-rate debt denominated in U.S. dollars to a fixed rate. The swap agreements had a total U.S. dollar notional amount of $650 million at January 2, 2010. Interest payments made between the effective date and expiration date are hedged by the swap agreement, except as noted below. The effective dates, expiration dates and rates of these swap agreements are shown in the table below.

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
Master Accounts Receivable Purchase Agreement
On April 9, 2008, the Company entered into a Master Accounts Receivable Purchase Agreement (the “2008 MARP Agreement”). The 2008 MARP Agreement provided for the discounted sale, on a revolving basis, of accounts receivable generated by specified account debtors, with seasonally adjusted monthly aggregate limits ranging from $10 million to $300 million. The 2008 MARP Agreement also provided for specified account debtor sublimit amounts, which provided limits on the amount of receivables owed by individual account debtors that could be sold to the banks. The 2008 MARP Agreement provided an interest rate that approximated the 7-day LIBOR rate plus 85 basis points. The 2008 MARP Agreement expired by its terms on April 8, 2009.
On May 1, 2009, the Company entered into a Master Accounts Receivable Purchase Agreement (the “2009 MARP Agreement”), with a stated termination date of May 1, 2010, or such later date as may be mutually agreed by the Company and its lender. The 2009 MARP Agreement provides for the discounted sale, on an uncommitted, revolving basis, of accounts receivable generated by a specified account debtor, with aggregate limits not to exceed $80 million. The 2009 MARP Agreement provides an interest rate that approximates the 7-day LIBOR rate plus 225 basis points.
The Company accounts for the sale of receivables under the 2009 MARP Agreement as short-term debt and continues to carry the receivables on its Condensed, Consolidated Balance Sheet, primarily as a result of the Company’s right to repurchase receivables sold. The caption “Accounts receivable pledged” on the accompanying Condensed, Consolidated Balance Sheets in the amounts of $9.7 million, $45.9 million and $17.0 million as of January 2, 2010, December 27, 2008 and September 30, 2009, respectively, represents the pool of receivables that have been designated as “sold” under the 2009 and 2008 MARP Agreements, respectively, and serve as collateral for short-term debt thereunder in the amounts of $3.0 million, $10.0 million and $4.2 million, as of those dates, respectively.

The Company was in compliance with the terms of all borrowing agreements at January 2, 2010.
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
Subsequent Event — Issuance of $200 million of 7.25% Senior Notes
On January 14, 2010, Scotts Miracle-Gro issued $200 million aggregate principal amount of 7.25% Senior Notes due 2018 (the “Senior Notes”). The proceeds of the offering were used to reduce outstanding borrowings under the Company’s senior secured revolving credit facility. The Senior Notes represent general unsecured senior obligations of Scotts Miracle-Gro, and were sold to the public at 99.254% of the principal amount thereof, to yield 7.375% to maturity. The Senior Notes have interest payment dates of January 15 and July 15, commencing on July 15, 2010, and may be redeemed prior to maturity at applicable redemption premiums. The Senior Notes contain usual and customary incurrence-based covenants, which include, but are not limited to, restrictions on the incurrence of additional indebtedness, the incurrence of liens and the issuance of certain preferred shares, and the making of certain distributions, investments and other restricted payments, as well as other usual and customary covenants, which include, but are not limited to, restrictions on sale and leaseback transactions, restrictions on purchases for or redemptions of Company stock and prepayments of subordinated debt, limitations on asset sales and restrictions on transactions with affiliates. The Senior Notes mature on January 15, 2018. Certain of Scotts Miracle-Gro’s domestic subsidiaries serve as guarantors of the Senior Notes. Refer to “NOTE 16. FINANCIAL INFORMATION FOR SUBSIDIARY GUARANTORS AND NON-GUARANTORS” for more information regarding the guarantor entities.
NOTE 7. COMPREHENSIVE INCOME
The components of other comprehensive income (expense) and total comprehensive loss were as follows:

	THREE MONTHS ENDED
	JANUARY 2,	DECEMBER 27,
	2010	2008
	(IN MILLIONS)
Net loss	$(57.7)	$(57.0)
Other comprehensive income (expense), net of tax:
Change in valuation of derivative instruments	2.4	(18.6)
Change in pension and other postretirement amounts	5.8	6.4
Foreign currency translation adjustments	(0.3)	9.4

Comprehensive loss	$(49.8)	$(59.8)

NOTE 8. RETIREMENT AND RETIREE MEDICAL PLANS COST INFORMATION
The following summarizes the net periodic benefit cost for the various retirement and retiree medical plans sponsored by the Company:

	THREE MONTHS ENDED
	JANUARY 2,	DECEMBER 27,
	2010	2008
	(IN MILLIONS)
Frozen defined benefit plans	$1.1	$0.9
International benefit plans	1.9	1.8
Retiree medical plan	0.6	0.5

NOTE 9. STOCK-BASED COMPENSATION AWARDS
The following is a recap of the share-based awards granted over the periods indicated:

	THREE MONTHS ENDED
	JANUARY 2,	DECEMBER 27,
	2010	2008

Options	7,500	686,100
Restricted stock	—	240,400
Restricted stock units (including deferred stock units)	4,915	190,330

Total share-based awards	12,415	1,116,830

Aggregate fair value at grant dates (in millions)	$0.3	$15.0
Total share-based compensation and the deferred tax benefit recognized were as follows for the periods indicated (in millions):

	THREE MONTHS ENDED
	JANUARY 2,	DECEMBER 27,
	2010	2008
Share-based compensation	$2.9	$3.7
Tax benefit recognized	1.1	1.3
Subsequent to January 2, 2010, Scotts Miracle-Gro awarded restricted stock units and stock options covering 0.6 million common shares to key employees with an estimated fair value of $15.3 million on the date of grant.
NOTE 10. INCOME TAXES
The balance of unrecognized tax benefits and the amount of related interest and penalties were as follows:

	JANUARY 2,	SEPTEMBER 30,
	2010	2009
	(IN MILLIONS)
Unrecognized tax benefits	$6.8	$6.2
Portion that, if recognized, would impact the effective tax rate	6.8	6.4
Accrued penalties on unrecognized tax benefits	0.6	0.6
Accrued interest on unrecognized tax benefits	1.4	1.2
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
At January 2, 2010, $2.5 million was accrued for other regulatory matters in the “Other liabilities” line in the Condensed, Consolidated Balance Sheet. The amounts accrued are believed to be adequate to cover such known environmental exposures based on current facts and estimates of likely outcomes. However, if facts and circumstances change significantly, they could result in a material adverse effect on the Company’s financial condition, results of operations or cash flows.
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
The Company formally designates and documents qualifying instruments as hedges of underlying exposures at inception. The Company formally assesses, both at inception and at least quarterly, whether the financial instruments used in hedging transactions are effective at offsetting changes in either the fair value or cash flows of the related underlying exposure. Fluctuations in the value of these instruments generally are offset by changes in the fair value or cash flows of the underlying exposures being hedged. This offset is driven by the high degree of effectiveness between the exposure being hedged and the hedging instrument. GAAP requires all derivative instruments to be recognized as either assets or liabilities at fair value in the Condensed, Consolidated Balance Sheets. The Company designates commodity hedges as cash flow hedges of forecasted purchases of commodities and interest rate swap agreements as cash flow hedges of interest payments on variable rate borrowings. Any ineffective portion of a change in the fair value of a qualifying instrument is immediately recognized in earnings. The amounts recorded in earnings related to ineffectiveness of derivative hedges for the three-month periods ended January 2, 2010 and December 27, 2008 were not significant.
Foreign Currency Swap Contracts
The Company periodically uses foreign currency swap contracts to manage the exchange rate risk associated with intercompany loans with foreign subsidiaries that are denominated in local currencies. At January 2, 2010, the notional amount of outstanding foreign currency swap contracts was $72.8 million, with a fair value of $1.2 million. The fair value of foreign currency swap contracts is determined based on changes in spot rates. The unrealized loss on the foreign currency swap contracts approximates the unrealized gain on the intercompany loans recognized by the Company’s lending subsidiaries.
Interest Rate Swap Agreements
The Company enters into interest rate swap agreements as a means to hedge its variable interest rate exposure on debt instruments. The fair values are reflected in the Company’s Condensed, Consolidated Balance Sheets. Net amounts to be received or paid under the swap agreements are reflected as adjustments to interest expense. Since the interest rate swap agreements have been designated as hedging instruments, unrealized gains or losses resulting from adjusting these swaps to fair value are recorded as elements of accumulated other comprehensive loss (“AOCI”) within the Condensed, Consolidated Balance Sheets. The fair value of the swap agreements is determined based on the present value of the estimated future net cash flows using implied rates in the applicable yield curve as of the valuation date.
At January 2, 2010 and December 27, 2008, the Company had outstanding interest rate swap agreements with major financial institutions that effectively converted a portion of the Company’s variable-rate debt to a fixed rate. The swap agreements had a total U.S. dollar equivalent notional amount of $650 million and $600 million at January 2, 2010 and December 27, 2008, respectively. Refer to “NOTE 6. DEBT” for the terms of the swap agreements outstanding at January 2, 2010. Included in the AOCI balance at January 2, 2010 was a pre-tax loss of $8.7 million related to interest rate swap agreements that is expected to be reclassified to earnings during the next 12 months, consistent with the timing of the underlying hedged transactions.
Commodity Hedges
The Company had outstanding hedging arrangements at January 2, 2010 designed to fix the price of a portion of its urea needs. The contracts are designated as hedges of the Company’s exposure to future cash flow fluctuations associated with the cost of urea. The objective of the hedges is to mitigate the earnings and cash flow volatility attributable to the risk of changing prices. Unrealized gains or losses in the fair value of these contracts are recorded to the AOCI component of shareholders’ equity. Realized gains or losses remain as a component of AOCI until the related inventory is sold. Upon sale of the underlying inventory, the gain or loss is reclassified to cost of sales. Included in the AOCI balance at January 2, 2010 was a pre-tax loss of $0.8 million related to urea derivatives that is expected to be reclassified to earnings during the next 12 months, consistent with the timing of the underlying hedged transactions.

Periodically, the Company also uses fuel derivatives to partially mitigate the effect of fluctuating diesel and gasoline costs on operating results. Historically, the majority of fuel derivatives used by the Company has not qualified for hedge accounting treatment in accordance with GAAP and is marked-to-market, with unrealized gains and losses on open contracts and realized gains or losses on settled contracts recorded as an element of cost of sales.
In fiscal 2009, the Company entered into fuel derivatives for its Scotts LawnService® business that qualify for hedge accounting treatment. Unrealized gains or losses in the fair value of these contracts are recorded to the AOCI component of shareholders’ equity except for any ineffective portion of the change in fair value, which is immediately recorded in earnings. For the effective portion of the change in fair value, realized gains or losses remain as a component of AOCI until the related fuel is consumed by the Scotts LawnService® service vehicles. Upon consumption of the fuel, the gain or loss is reclassified to cost of sales. Included in the AOCI balance at January 2, 2010 was a pre-tax gain of $0.1 million related to fuel derivatives that is expected to be reclassified to earnings during the next 12 months, consistent with the timing of the underlying hedged transactions.
As of January 2, 2010, the Company had the following outstanding commodity contracts that were entered into to hedge forecasted purchases:

Commodity	Volume
Urea	51,000 tons
Diesel	336,000 gallons
Gasoline	168,000 gallons
Fair Values of Derivative Instruments
The fair values of the Company’s derivative instruments were as follows (in millions):

	Assets/(Liabilities)
	January 2, 2010		December 27, 2008
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives Designated as Hedging Instruments
Interest rate swap agreements	Other assets	$3.4	Other assets	$—
	Other current liabilities	(14.1)	Other current liabilities	(1.1)
	Other liabilities	(7.4)	Other liabilities	(32.1)
Commodity hedging instruments	Prepaid and other assets	3.4	Prepaid and other assets	—
	Other current liabilities	—	Other current liabilities	(14.8)

Total derivatives designated as hedging instruments		$(14.7)		$(48.0)

Derivatives not Designated as Hedging Instruments(1)
Foreign currency swap contracts	Prepaid and other assets	$1.2	Prepaid and other assets	$—
	Other current liabilities	—	Other current liabilities	(5.6)

Total derivatives not designated as hedging instruments(1)		$1.2		$(5.6)

Total derivatives		$(13.5)		$(53.6)

(1)	See discussion above for additional information regarding the Company’s purpose for entering into derivatives not designated as hedging instruments and its overall risk management strategy.
Refer to “NOTE 13. FAIR VALUE MEASUREMENTS” for the Company’s fair value measurements of derivative instruments as they relate to the valuation hierarchy.

The effect of derivative instruments on AOCI and the Condensed, Consolidated Statements of Operations for the three months ended January 2, 2010 and December 27, 2008 was as follows (in millions):

	Amount of Gain/(Loss)
	Recognized in OCI
	Three Months Ended
Derivatives in Cash Flow Hedging Relationships	January 2, 2010	December 27, 2008
Interest rate swap agreements	$(1.6)	$(12.7)
Commodity hedging instruments	2.4	(8.0)

Total	$0.8	$(20.7)

		Amount of Gain/(Loss)
		Reclassified From OCI Into Earnings
Derivatives in Cash Flow	Location of Gain/(Loss)	Three Months Ended
Hedging Relationships	Reclassified From OCI Into Earnings	January 2, 2010	December 27, 2008
Interest rate swap agreements	Interest expense	$(5.5)	$(2.4)
Commodity hedging instruments	Cost of sales	0.6	0.1

Total		$(4.9)	$(2.3)

		Amount of Gain/(Loss)
		Recognized in Earnings
Derivatives not Designated As	Location of Gain/(Loss)	Three Months Ended
Hedging Instruments	Recognized in Income	January 2, 2010	December 27, 2008
Foreign currency swap contracts	Interest expense	$0.7	$(6.4)

Total		$0.7	$(6.4)

NOTE 13. FAIR VALUE MEASUREMENTS
The Company adopted the new accounting guidance for all financial assets and liabilities accounted for at fair value on a recurring basis effective October 1, 2008. The Company adopted the new accounting guidance for all non-financial assets and liabilities accounted for at fair value on a non-recurring basis effective October 1, 2009. The guidance defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. It defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or the most advantageous market for the asset or liability in an orderly transaction between market participants at the measurement date. GAAP establishes a three-level fair value hierarchy that prioritizes the inputs used to measure fair value. The hierarchy requires entities to maximize the use of observable inputs and minimize the use of unobservable inputs. The three levels of inputs used to measure fair value are as follows:
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
The following describes the valuation methodologies used for financial assets and liabilities measured at fair value on a recurring basis, as well as the general classification within the valuation hierarchy.
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
These derivative instruments are classified within Level 2 of the valuation hierarchy and are included within “Other assets” and “Other liabilities” in the Company’s Condensed, Consolidated Balance Sheets, except for derivative instruments expected to be settled within the next 12 months, which are included within “Prepaid and other assets” and “Other current liabilities.”
For further information on the Company’s derivative instruments, refer to “NOTE 12. DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES.”
Other
Other financial assets consist of investment securities in non-qualified retirement plan assets. These securities are valued using observable market prices in active markets. These investment securities are classified within Level 1 of the valuation hierarchy and are included within “Other assets” in our Condensed, Consolidated Balance Sheets.
The following table presents the Company’s financial assets and liabilities measured at fair value on a recurring basis at January 2, 2010 (in millions):

	Quoted Prices in Active
	Markets for Identical	Significant Other	Unobservable
	Assets	Observable Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)	Total
Assets
Derivatives
Interest rate swap agreements	$—	$3.4	$—	$3.4
Foreign currency swap contracts	—	1.2	—	1.2
Commodity hedging instruments	—	3.4	—	3.4
Other	7.0	—	—	7.0

Total	$7.0	$8.0	$—	$15.0

Liabilities
Derivatives
Interest rate swap agreements	$—	$(21.5)	$—	$(21.5)

Total	$—	$(21.5)	$—	$(21.5)

The assets and liabilities subject to the new guidance for fair value measurement accounting and disclosures related to non-financial assets and liabilities recognized or disclosed on a non-recurring basis primarily include goodwill and indefinite-lived intangible assets measured at fair value for impairment assessments, long-lived assets measured at fair value for impairment assessments and non-financial assets and liabilities measured at fair value in business combinations. The adoption of this new guidance did not affect our financial position, results of operations or cash flows for the periods presented.
NOTE 14. ACQUISITIONS
Effective October 1, 2008, the Company acquired Humax Horticulture Limited, a privately-owned growing media company in the United Kingdom, for a total cost of $9.3 million. There was no acquisition activity in the first quarter of fiscal 2010.
NOTE 15. SEGMENT INFORMATION
The Company divides its business into the following segments — Global Consumer, Global Professional, Scotts LawnService® and Corporate & Other. Prior to being reported as discontinued operations, Smith & Hawken was included as part of our Corporate & Other reportable segment. This division of reportable segments is consistent with how the segments report to and are managed by senior management of the Company. Certain reclassifications were made to the Global Consumer and Global Professional prior period amounts to reflect changes in the structure of the Company’s organization effective in fiscal 2010.
The Global Consumer segment consists of the North American Consumer and International Consumer business groups. The business groups comprising this segment manufacture, market and sell dry, granular slow-release lawn fertilizers, combination lawn fertilizer and control products, grass seed, spreaders, water-soluble, liquid and continuous release garden and indoor plant foods, plant care products, potting, garden and lawn soils, mulches and other growing media products, wild bird food, pesticide and rodenticide products. Products are marketed to mass merchandisers, home centers, large hardware chains, warehouse clubs, distributors, garden centers and grocers in the United States, Canada and Europe.

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
The Corporate & Other segment consists of corporate general and administrative expenses.
Segment performance is evaluated based on several factors, including income from continuing operations before amortization, product registration and recall costs, and impairment, restructuring and other charges, which are not GAAP measures. Senior management of the Company uses this measure of operating profit to gauge segment performance because the Company believes this measure is the most indicative of performance trends and the overall earnings potential of each segment. The following table presents segment financial information.

	THREE MONTHS ENDED
	JANUARY 2,	DECEMBER 27,
	2010	2008
	(IN MILLIONS)
Net sales:
Global Consumer	$214.0	$188.3
Global Professional	55.4	59.5
Scotts LawnService®	33.0	38.8

Segment total	302.4	286.6
Roundup® amortization	(0.2)	(0.2)
Product registration and recall matters-returns	—	(0.3)

Consolidated	$302.2	$286.1

Operating income (loss):
Global Consumer	$(37.0)	$(35.5)
Global Professional	0.7	13.8
Scotts LawnService®	(6.9)	(7.8)
Corporate & Other	(18.9)	(25.3)

Segment total	(62.1)	(54.8)
Roundup® amortization	(0.2)	(0.2)
Other amortization	(2.7)	(3.3)
Product registration and recall matters	(2.6)	(7.6)

Consolidated	$(67.6)	$(65.9)

	JANUARY 2,	DECEMBER 27,	SEPTEMBER 30,
	2010	2008	2009
	(IN MILLIONS)
Total assets:
Global Consumer	$1,621.5	$1,615.9	$1,504.5
Global Professional	316.0	281.9	334.1
Scotts LawnService®	155.3	163.3	176.1
Corporate & Other	193.2	201.8	205.4

Consolidated	$2,286.0	$2,262.9	$2,220.1

Total assets reported for the Company’s operating segments include the intangible assets associated with the acquired businesses within those segments. Corporate & Other assets primarily include deferred financing and debt issuance costs, corporate intangible assets and deferred tax assets and Smith & Hawken assets.

NOTE 16. FINANCIAL INFORMATION FOR SUBSIDIARY GUARANTORS AND NON-GUARANTORS
The Senior Notes issued by Scotts Miracle-Gro on January 14, 2010 are guaranteed by certain of its domestic subsidiaries and, therefore, the Company has disclosed condensed, consolidating financial information in accordance with SEC Regulation S-X Rule 3-10, Financial Statements of Guarantors and Issuers of Guaranteed Securities Registered or Being Registered. The following 100% directly or indirectly owned subsidiaries fully and unconditionally guarantee the Senior Notes on a joint and several basis: EG Systems, Inc., dba Scotts LawnService®; Gutwein & Co., Inc.; Hyponex Corporation; Miracle-Gro Lawn Products, Inc.; OMS Investments, Inc.; Rod McLellan Company; Sanford Scientific, Inc.; Scotts Temecula Operations, LLC; Scotts Manufacturing Company; Scotts Products Co.; Scotts Professional Products Co.; Scotts-Sierra Crop Protection Company; Scotts-Sierra Horticultural Products Company; Scotts-Sierra Investments, Inc.; SMG Growing Media, Inc.; Teak 2, Ltd., f/k/a Smith & Hawken, Ltd.; Swiss Farms Products, Inc.; and The Scotts Company LLC (collectively, the “Guarantors”).
The following information presents condensed, consolidating Statements of Operations and Statements of Cash Flows for the three months ended January 2, 2010 and December 27, 2008, and condensed, consolidating Balance Sheets as of January 2, 2010, December 27, 2008 and September 30, 2009. The condensed, consolidating financial information presents, in separate columns, financial information for: Scotts Miracle-Gro on a Parent-only basis, carrying its investment in subsidiaries under the equity method; Guarantors on a combined basis, carrying investments in subsidiaries which do not guarantee the debt (collectively, the “Non-Guarantors”) under the equity method; Non-Guarantors on a combined basis; and eliminating entries. The eliminating entries primarily reflect intercompany transactions, such as interest expense, accounts receivable and payable, short and long-term debt, and the elimination of equity investments and income in subsidiaries. Because the Parent is obligated to pay the unpaid principal amount and interest on all amounts borrowed by the Guarantors or Non-Guarantors under the senior secured five-year revolving loan facility, the borrowings and related interest expense for the revolving loans outstanding of the Guarantors and Non-Guarantors are also presented in the accompanying Parent-only financial information, and are then eliminated.

The Scotts Miracle-Gro Company
Condensed, Consolidating Statement of Operations
for the three months ended January 2, 2010
(in millions)

		Subsidiary	Non-
	Parent	Guarantors	Guarantors	Eliminations	Consolidated
Net sales	$—	$212.1	$90.1	$—	$302.2
Cost of sales	—	167.0	69.2	—	236.2
Cost of sales — product registration and recall matters	—	0.9	—	—	0.9

Gross profit	—	44.2	20.9	—	65.1

Operating expenses:
Selling, general and administrative	—	103.5	34.1	—	137.6
Product registration and recall matters	—	1.7	—	—	1.7
Other income, net	—	(4.8)	(1.8)	—	(6.6)

Loss from operations	—	(56.2)	(11.4)	—	(67.6)

Equity income in subsidiaries	57.2	7.9	—	(65.1)	—
Other non-operating income	(7.3)	—	—	7.3	—
Interest expense	8.0	8.6	1.4	(7.3)	10.7

Loss before taxes	(57.9)	(72.7)	(12.8)	65.1	(78.3)

Income tax benefit	(0.2)	(23.6)	(4.7)	—	(28.5)

Loss from continuing operations	(57.7)	(49.1)	(8.1)	65.1	(49.8)

Loss from discontinued operations, net of tax	—	(7.9)	—	—	(7.9)

Net loss	$(57.7)	$(57.0)	$(8.1)	$65.1	$(57.7)

The Scotts Miracle-Gro Company
Condensed, Consolidating Statement of Cash Flows
for the three months ended January 2, 2010
(in millions)

		Subsidiary	Non-
	Parent	Guarantors	Guarantors	Eliminations	Consolidated

NET CASH USED IN OPERATING ACTIVITIES	$(1.6)	$(132.2)	$(42.9)	$—	$(176.7)

INVESTING ACTIVITIES
Proceeds from sale of long-lived assets	—	23.6	—	—	23.6
Investments in property, plant and equipment	—	(18.1)	(1.3)	—	(19.4)
Investments in intellectual property	—	—	—	—	—
Investments in acquired businesses, net of cash acquired	—	—	—	—	—

Net cash provided by (used in) investing activities	—	5.5	(1.3)	—	4.2

FINANCING ACTIVITIES
Borrowings under revolving and bank lines of credit and term loans	—	325.4	147.0	—	472.4
Repayments under revolving and bank lines of credit and term loans	—	(240.2)	(76.8)	—	(317.0)
Financing and issuance fees	—	—	—	—	—
Dividends paid	(9.3)	—	—	—	(9.3)
Payments on sellers notes	—	—	—	—	—
Excess tax benefits from share-based payment arrangements	—	2.6	—	—	2.6
Cash received from exercise of stock options	5.9	—	—	—	5.9
Intercompany financing	5.0	36.4	(41.4)	—	—

Net cash provided by financing activities	1.6	124.2	28.8	—	154.6

Effect of exchange rate changes	—	—	(1.2)	—	(1.2)

Net decrease in cash	—	(2.5)	(16.6)	—	(19.1)
Cash and cash equivalents, beginning of year	—	7.6	64.0	—	71.6

Cash and cash equivalents, end of year	$—	$5.1	$47.4	$—	$52.5

The Scotts Miracle-Gro Company
Condensed, Consolidating Balance Sheet
As of January 2, 2010
(in millions)

		Subsidiary	Non-
	Parent	Guarantors	Guarantors	Eliminations	Consolidated

ASSETS
Current assets:
Cash and cash equivalents	$—	$5.1	$47.4	$—	$52.5
Accounts receivable, net	—	156.9	108.2	—	265.1
Accounts receivable pledged	—	9.7	—	—	9.7
Inventories, net	—	515.1	142.8	—	657.9
Prepaid and other assets	—	119.8	49.8	—	169.6

Total current assets	—	806.6	348.2	—	1,154.8

Property, plant and equipment, net	—	311.5	60.6	—	372.1
Goodwill	—	305.2	69.8	—	375.0
Intangible assets, net	—	297.7	62.1	—	359.8
Other assets	6.6	19.3	41.2	(42.8)	24.3
Equity investment in subsidiaries	550.2	—	—	(550.2)	—
Intercompany assets	929.5	—	—	(929.5)	—

Total assets	$1,486.3	$1,740.3	$581.9	$(1,522.5)	$2,286.0

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current portion of debt	$161.0	$5.0	$0.7	$—	$166.7
Accounts payable	—	234.9	61.2	—	296.1
Other current liabilities	0.4	155.9	109.0	—	265.3

Total current liabilities	161.4	395.8	170.9	—	728.1

Long-term debt	782.1	246.8	291.7	(521.8)	798.8
Other liabilities	4.3	195.8	63.3	(42.8)	220.6
Equity investment in subsidiaries	—	168.5	—	(168.5)	—
Intercompany liabilities	—	278.1	129.6	(407.7)	—

Total liabilities	947.8	1,285.0	655.5	(1,140.8)	1,747.5

Shareholders’ equity	538.5	455.3	(73.6)	(381.7)	538.5

Total liabilities and shareholders’ equity	$1,486.3	$1,740.3	$581.9	$(1,522.5)	$2,286.0

The Scotts Miracle-Gro Company
Condensed, Consolidating Statement of Operations
for the three months ended December 27, 2008
(in millions)

		Subsidiary	Non-
	Parent	Guarantors	Guarantors	Eliminations	Consolidated

Net sales	$—	$194.0	$92.1	$—	$286.1
Cost of sales	—	152.4	55.1	—	207.5
Cost of sales — product registration and recall matters	—	1.3	—	—	1.3

Gross profit	—	40.3	37.0	—	77.3

Operating expenses:
Selling, general and administrative	—	104.6	34.1	—	138.7
Product registration and recall matters	—	6.2	—	—	6.2
Other income, net	—	(1.9)	0.2	—	(1.7)

Income (loss) from operations	—	(68.6)	2.7	—	(65.9)

Equity income in subsidiaries	56.6	0.6	—	(57.2)	—
Other non-operating income	(8.6)	—	—	8.6	—
Interest expense	9.3	11.9	3.7	(8.6)	16.3

Loss before taxes	(57.3)	(81.1)	(1.0)	57.2	(82.2)

Income tax benefit	(0.3)	(28.6)	(0.4)	—	(29.3)

Loss from continuing operations	(57.0)	(52.5)	(0.6)	57.2	(52.9)

Loss from discontinued operations, net of tax	—	(4.1)	—	—	(4.1)

Net loss	$(57.0)	$(56.6)	$(0.6)	$57.2	$(57.0)

The Scotts Miracle-Gro Company
Condensed, Consolidating Statement of Cash Flows
for the three months ended December 27, 2008
(in millions)

		Subsidiary	Non-
	Parent	Guarantors	Guarantors	Eliminations	Consolidated

NET CASH USED IN OPERATING ACTIVITIES	$(1.3)	$(105.5)	$(65.5)	$—	$(172.3)

INVESTING ACTIVITIES
Proceeds from sale of long-lived assets	—	—	—	—	—
Investments in property, plant and equipment	—	(7.2)	(0.7)	—	(7.9)
Investments in intellectual property	—	(1.0)	—	—	(1.0)
Investments in acquired businesses, net of cash acquired	—	—	(8.7)	—	(8.7)

Net cash used in investing activities	—	(8.2)	(9.4)	—	(17.6)

FINANCING ACTIVITIES
Borrowings under revolving and bank lines of credit and term loans	—	217.9	97.5	—	315.4
Repayments under revolving and bank lines of credit and term loans	—	(57.6)	(97.0)	—	(154.6)
Dividends paid	(8.9)	—	—	—	(8.9)
Payments on sellers notes	—	(0.1)	—	—	(0.1)
Excess tax benefits from share-based payment arrangements	—	0.4	—	—	0.4
Cash received from exercise of stock options	2.1	—	—	—	2.1
Intercompany financing	8.1	(46.5)	38.4	—	—

Net cash provided by financing activities	1.3	114.1	38.9	—	154.3

Effect of exchange rate changes	—	—	(0.7)	—	(0.7)

Net increase (decrease) in cash	—	0.4	(36.7)	—	(36.3)
Cash and cash equivalents, beginning of year	—	4.9	79.8	—	84.7

Cash and cash equivalents, end of year	$—	$5.3	$43.1	$—	$48.4

The Scotts Miracle-Gro Company
Condensed, Consolidating Balance Sheet
As of December 27, 2008
(in millions)

		Subsidiary	Non-
	Parent	Guarantors	Guarantors	Eliminations	Consolidated

ASSETS
Current assets:
Cash and cash equivalents	$—	$5.2	$43.2	$—	$48.4
Accounts receivable, net	—	134.8	144.4	—	279.2
Accounts receivable pledged	—	45.9	—	—	45.9
Inventories, net	—	491.7	151.7	—	643.4
Prepaid and other assets	—	99.5	49.8	—	149.3

Total current assets	—	777.1	389.1	—	1,166.2

Property, plant and equipment, net	—	289.1	49.3	—	338.4
Goodwill	—	305.3	65.2	—	370.5
Intangible assets, net	—	302.2	64.9	—	367.1
Other assets	9.9	13.1	42.6	(44.9)	20.7
Equity investment in subsidiaries	379.3	—	—	(379.3)	—
Intercompany assets	839.8	—	—	(839.8)	—

Total assets	$1,229.0	$1,686.8	$611.1	$(1,264.0)	$2,262.9

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current portion of debt	$84.0	$13.0	$1.1	$—	$98.1
Accounts payable	—	197.0	75.7	—	272.7
Other current liabilities	1.3	160.9	126.7	—	288.9

Total current liabilities	85.3	370.9	203.5	—	659.7

Long-term debt	769.1	330.0	252.9	(312.7)	1,039.3
Other liabilities	5.9	178.1	56.1	(44.9)	195.2
Equity investment in subsidiaries	—	163.1	—	(163.1)	—
Intercompany liabilities	—	360.5	166.6	(527.1)	—

Total liabilities	860.3	1,402.6	679.1	(1,047.8)	1,894.2

Shareholders’ equity	368.7	284.2	(68.0)	(216.2)	368.7

Total liabilities and shareholders’ equity	$1,229.0	$1,686.8	$611.1	$(1,264.0)	$2,262.9

The Scotts Miracle-Gro Company
Condensed, Consolidating Balance Sheet
As of September 30, 2009
(in millions)

		Subsidiary	Non-
	Parent	Guarantors	Guarantors	Eliminations	Consolidated

ASSETS
Current assets:
Cash and cash equivalents	$—	$7.6	$64.0	$—	$71.6
Accounts receivable, net	—	270.9	113.4	—	384.3
Accounts receivable pledged	—	17.0	—	—	17.0
Inventories, net	—	340.3	118.6	—	458.9
Prepaid and other assets	—	113.4	45.7	—	159.1

Total current assets	—	749.2	341.7	—	1,090.9

Property, plant and equipment, net	—	308.0	61.7	—	369.7
Goodwill	—	305.1	70.1	—	375.2
Intangible assets, net	—	299.2	65.0	—	364.2
Other assets	12.5	14.4	41.3	(48.1)	20.1
Equity investment in subsidiaries	596.8	—	—	(596.8)	—
Intercompany assets	781.3	—	—	(781.3)	—

Total assets	$1,390.6	$1,675.9	$579.8	$(1,426.2)	$2,220.1

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current portion of debt	$154.0	$5.8	$0.6	$—	$160.4
Accounts payable	—	131.5	58.5	—	190.0
Other current liabilities	1.5	276.9	128.0	—	406.4

Total current liabilities	155.5	414.2	187.1	—	756.8

Long-term debt	632.8	125.7	221.6	(330.4)	649.7
Other liabilities	17.8	195.0	64.4	(48.1)	229.1
Equity investment in subsidiaries	—	160.4	—	(160.4)	—
Intercompany liabilities	—	279.0	171.9	(450.9)	—

Total liabilities	806.1	1,174.3	645.0	(989.8)	1,635.6

Shareholders’ equity	584.5	501.6	(65.2)	(436.4)	584.5

Total liabilities and shareholders’ equity	$1,390.6	$1,675.9	$579.8	$(1,426.2)	$2,220.1

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The purpose of this discussion is to provide an understanding of the financial condition and results of operations of The Scotts Miracle-Gro Company (“Scotts Miracle-Gro”) and its subsidiaries (collectively, together with Scotts Miracle-Gro, the “Company”, “we” or “us”) by focusing on changes in certain key measures from year-to-year. Management’s Discussion and Analysis is divided into the following sections:
•	Executive summary

•	Results of operations

•	Segment results

•	Liquidity and capital resources

•	Regulatory matters

•	Critical accounting policies and estimates
EXECUTIVE SUMMARY
We are dedicated to delivering strong, consistent financial results and outstanding shareholder returns by providing products of superior quality and value in order to enhance consumers’ outdoor living environments. We are a leading manufacturer and marketer of consumer branded non-durable products for lawn and garden care and professional horticulture products in North America and Europe. We are Monsanto’s exclusive agent for the marketing and distribution of consumer Roundup® non-selective herbicide products within the United States and other contractually specified countries. We have a presence in similar consumer branded and professional horticulture products in Australia, the Far East, Latin America and South America. In the United States, we operate Scotts LawnService®, the second largest residential lawn care service business. Our operations are divided into the following reportable segments: Global Consumer, Global Professional, Scotts LawnService® and Corporate & Other. The Corporate & Other segment consists of corporate general and administrative expenses.
On July 8, 2009, we announced that we were commencing a process to close the Smith & Hawken business. During our first quarter of fiscal 2010, all Smith & Hawken stores were closed and substantially all operational activities of Smith & Hawken were discontinued. As a result, effective in our first quarter of fiscal 2010, we classified Smith & Hawken as discontinued operations. Prior to being reported as discontinued operations, Smith & Hawken was included as part of our Corporate & Other reportable segment.
As a leading consumer branded lawn and garden company, our marketing efforts are largely focused on providing innovative and differentiated products and on continually increasing brand and product awareness to inspire consumers and create retail demand. We have successfully applied this model for a number of years, consistently increasing our investment in research and development and investing approximately 5% of our annual net sales in advertising to support and promote our products and brands. We continually explore new and innovative ways to communicate with consumers. We believe that we receive a significant return on these expenditures and anticipate a similar commitment to research and development, advertising and marketing investments in the future, with the continuing objective of driving category growth and increasing market share.
Our sales are susceptible in any one year to weather conditions in the markets in which our products are sold. For instance, periods of wet weather can adversely impact sales of certain products, while increasing demand for other products. We believe that our diversified product line and our broad geographic diversification reduce this risk. We also believe that weather conditions in any one year, positive or negative, do not materially alter longer-term category growth trends.
Due to the nature of our lawn and garden business, significant portions of our products ship to our retail customers during our second and third fiscal quarters. Our annual sales are further concentrated in the second and third fiscal quarters by retailers who increasingly rely on our ability to deliver products “in season” when consumers buy our products, thereby reducing retailers’ inventories.

	Percent of Net Sales from
	Continuing Operations by Quarter
	2009	2008	2007
First Quarter	9.6%	9.5%	8.4%
Second Quarter	31.6%	33.1%	35.8%
Third Quarter	41.3%	39.5%	38.5%
Fourth Quarter	17.5%	17.9%	17.3%
Management focuses on a variety of key indicators and operating metrics to monitor the financial condition and performance of the continuing operations of our business. These metrics include consumer purchases (point-of-sale data), market share, category growth, net sales (including unit volume, pricing, product mix and foreign exchange movements), organic sales growth (net sales growth excluding the impact of foreign exchange movements, product recalls and acquisitions), gross profit margins, income from operations, net income and earnings per share. To the extent applicable, these measures are evaluated with and without impairment, restructuring and other charges, which management believes are not indicative of the ongoing earnings capabilities of our businesses. We also focus on measures to optimize cash flow and return on invested capital, including the management of working capital and capital expenditures.
Product Registration and Recall Matters
In April 2008, we became aware that a former associate apparently deliberately circumvented our policies and the U.S. Environmental Protection Agency (“U.S. EPA”) regulations under the Federal Insecticide, Fungicide, and Rodenticide Act of 1947, as amended (“FIFRA”), by failing to obtain valid registrations for products and/or causing invalid product registration forms to be submitted to regulators. Since that time, we have been cooperating with both the U.S. EPA and the U.S. Department of Justice (“U.S. DOJ”) in related civil and criminal investigations into our pesticide product registration issues.
In late April of 2008, in connection with the U.S. EPA’s investigation, we conducted a consumer-level recall of certain consumer lawn and garden products and a Scotts LawnService® product. Subsequently, the Company and the U.S. EPA agreed upon a Compliance Review Plan for conducting a comprehensive, independent review of our product registration records. Pursuant to the Compliance Review Plan, an independent third-party firm, Quality Associates Incorporated (“QAI”), reviewed substantially all of our U.S. pesticide product registrations and associated advertising, some of which were historical in nature and no longer related to sales of our products. The U.S. EPA investigation and the QAI review process resulted in the temporary suspension of sales and shipments of certain products. In addition, as the QAI review process or our internal review identified potential FIFRA registration issues (some of which appear unrelated to the actions of the former associate), we endeavored to stop selling or distributing the affected products until the issues could be resolved. QAI’s review of our U.S. pesticide product registrations and associated advertisements is now substantially complete. The results of the QAI review process did not materially affect the Company’s fiscal 2009 or first quarter fiscal 2010 sales and are not expected to materially affect the Company’s sales during the remainder of fiscal 2010.
In late 2008, Scotts Miracle-Gro and its indirect subsidiary, EG Systems, Inc., doing business as Scotts LawnService® were named as defendants in a purported class action filed in the U.S. District Court for the Eastern District of Michigan relating to the application of certain pesticide products by Scotts LawnService®. In the suit, Mark Baumkel, on behalf of himself and the purported classes, sought an unspecified amount of damages, plus costs and attorneys’ fees, for alleged claims involving breach of contract, unjust enrichment and violation of the state of Michigan’s consumer protection act. On September 28, 2009, the court granted the motion filed by Scotts Miracle-Gro and EG Systems, Inc. and dismissed the suit with prejudice. Since that time, Scotts Miracle-Gro, EG Systems, Inc. and Mr. Baumkel have agreed to a confidential settlement that, among other things, precludes an appeal of the decision. The impact of the confidential settlement did not, and will not, materially affect our financial condition, results of operations or cash flows.
In fiscal 2008, we conducted a voluntary recall of certain of our wild bird food products due to a formulation issue. Certain wild bird food products had been treated with pest control additives to avoid insect infestation, especially at retail stores. While the pest control additives had been labeled for use on certain stored grains that can be processed for human and/or animal consumption, they were not labeled for use on wild bird food products. In October 2008, the U.S. Food & Drug Administration concluded that the recall had been completed and that there had been proper disposition of the recalled products. The results of the wild bird food recall did not materially affect our fiscal 2009 financial condition, results of operations or cash flows.
As a result of these registration and recall matters, we have reversed sales associated with estimated returns of affected products, recorded charges for affected inventory and recorded other registration and recall-related costs. The impacts of these adjustments were pre-tax charges of $2.6 million and $7.6 million for the three-month periods ended January 2, 2010 and December 27, 2008, respectively. We expect to incur $10 to $15 million in fiscal 2010 on recall and registration matters, excluding possible fines, penalties, judgments and/or litigation costs. These fiscal 2010 charges primarily consist of costs associated with the reworking of certain finished goods inventories, the potential disposal of certain products and ongoing third-party professional services related to the U.S. EPA and U.S. DOJ investigations.

The U.S. EPA and U.S. DOJ investigations continue and may result in future state, federal or private actions including fines and/or penalties with respect to known or potential additional product registration issues. Until the U.S. EPA and U.S. DOJ investigations are complete, we cannot reasonably determine the scope or magnitude of possible liabilities that could result from known or potential product registration issues, and no reserves for these potential liabilities have been established as of January 2, 2010. However, it is possible that such liabilities, including fines, penalties, judgments and/or litigation costs could be material and have an adverse effect on our financial condition, results of operations or cash flows.
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
RESULTS OF OPERATIONS
For the three months ended January 2, 2010, we have presented Smith & Hawken as discontinued operations, coinciding with the fiscal quarter during which all stores were closed and substantially all operational activities of Smith & Hawken were discontinued. Consequently, the results of Smith & Hawken for the three months ended January 2, 2010 are reflected in our Results of Operations (unaudited) as discontinued operations. Accordingly, we have reclassified our overall results for the three months ended December 27, 2008 to reflect Smith & Hawken as discontinued operations separate from our results of continuing operations. As a result, and unless specifically stated, all discussions regarding results for the three months ended January 2, 2010 and December 27, 2008, respectively, reflect results from our continuing operations.
The following table sets forth the components of income and expense as a percentage of net sales for the three months ended January 2, 2010 and December 27, 2008:

	THREE MONTHS ENDED
	JANUARY 2,	DECEMBER 27,
	2010	2008
	(UNAUDITED)
Net sales	100.0%	100.0%
Cost of sales	78.2	72.5
Cost of sales — product registration and recall matters	0.3	0.5

Gross profit	21.5	27.0
Operating expenses:
Selling, general and administrative	45.5	48.4
Product registration and recall matters	0.6	2.2
Other income, net	(2.2)	(0.6)

Loss from operations	(22.4)	(23.0)
Interest expense	3.5	5.7

Loss from continuing operations before income taxes	(25.9)	(28.7)
Income tax benefit from continuing operations	(9.4)	(10.2)

Loss from continuing operations	(16.5)	(18.5)
Loss from discontinued operations, net of tax	(2.6)	(1.4)

Net loss	(19.1)%	(19.9)%

Net sales for the three months ended January 2, 2010 were $302.2 million, an increase of 5.6% from net sales of $286.1 million for the three months ended December 27, 2008. Organic net sales growth, which excludes the impact of changes in foreign exchange rates, product recalls and acquisitions, was 2.2% for the three months ended January 2, 2010 as noted in the following table:

Three Months
Ended January 2,
2010
Net sales growth	5.6%
Foreign exchange rates	(3.3)
Product recall matters — returns	(0.1)

Organic net sales growth	2.2%

Organic net sales in the Global Consumer segment increased 10.3% in the first quarter, driven by 17.2% growth in the United States. In the Global Professional and Scotts LawnService® segments, organic net sales declined for the quarter by 12.2% and 14.7%, respectively. Net sales for our first fiscal quarter typically comprise 8% to 10% of our total year net sales. Therefore, first quarter net sales trends are generally not indicative of the full fiscal year. We anticipate full-year fiscal 2010 net sales will increase by 3% to 5% compared to fiscal 2009.
As a percentage, gross profit was 21.5% of net sales in the first quarter of fiscal 2010 compared to 27.0% in the first quarter of fiscal 2009. Gross margin rates for the first fiscal quarter are lower than the full-year average primarily as an outcome of seasonally low sales leveraged across a partially fixed overhead cost base. The decline in gross profit for the quarter relative to fiscal 2009 was primarily attributable to a decline in selling prices in the Global Professional segment and increased input costs in both our Global Consumer and Global Professional segments. Product registration and recall matters unfavorably impacted gross profit rates by 30 and 50 basis points for the three months ended January 2, 2010 and December 27, 2008, respectively. Excluding the impact of product registration and recall matters, for fiscal 2010 we anticipate the full-year gross profit rate as a percentage of net sales to be approximately flat compared to fiscal 2009. We expect gross profit rates to improve relative to fiscal 2009 in the second half of fiscal 2010 as price reductions begin to reach their anniversary and input costs decline.
Selling, General and Administrative Expenses:

	THREE MONTHS ENDED
	JANUARY 2,	DECEMBER 27,
	2010	2008
	(IN MILLIONS)
	(UNAUDITED)
Advertising	$12.2	$10.3
Other selling, general and administrative	122.8	125.1
Amortization of intangibles	2.6	3.3

	$137.6	$138.7

Selling, general and administrative expenses (“SG&A”) were $137.6 million in the first quarter of fiscal 2010, a decrease of 0.8% compared to the first quarter of fiscal 2009. The decline in SG&A was 3.4% excluding the impact of foreign exchange rates. The change in SG&A for the quarter, excluding the impact of foreign exchange rates, was driven by decreased spending by the Global Professional, Scotts LawnService® and Corporate & Other segments, primarily related to lower compensation-related costs and third-party legal fees. These declines were partially offset by increased spending in the Global Consumer segment driven by increased advertising and costs related to opening regional offices in Florida, Texas and California. We anticipate full-year SG&A to be approximately flat compared to fiscal 2009, driven by trends consistent with our first fiscal quarter.
We recorded $1.7 million and $6.2 million of SG&A-related product registration and recall costs during the first quarters of fiscal 2010 and fiscal 2009, respectively, which primarily related to third-party compliance review, legal and consulting fees.
Interest expense for the first quarter of fiscal 2010 was $10.7 million, compared to $16.3 million for the first quarter of fiscal 2009. The decrease in interest expense was attributable to a decrease in average borrowings and weighted average interest rates. Excluding the impact of foreign exchange rates, average borrowings decreased by approximately $153 million during the first quarter of fiscal 2010 as compared to the prior year period. Weighted average interest rates decreased by approximately 155 basis points. We expect full-year interest expense to decline slightly compared to fiscal 2009 as lower average borrowings and weighted average interest rates on our senior secured credit facility will be partially offset by higher interest expense attributable to the $200 million aggregate principal amount of Senior Notes with a coupon of 7.25% and yield of 7.375% due 2018 (the “Senior Notes”) issued on January 14, 2010. We issued the Senior Notes as part of a broader strategy to diversify sources of liquidity and debt maturities in anticipation of the expiration of our current senior secured credit facility in February, 2012. Refer to “NOTE 6. DEBT” of the Notes to Condensed, Consolidated Financial Statements for a further description of the Senior Notes.

The first fiscal quarter income tax benefit was calculated at an effective tax rate of 36.4% and 35.6% for the three months ended January 2, 2010 and December 27, 2008, respectively. The effective tax rate used for interim reporting purposes was based on management’s best estimate of factors impacting the effective tax rate for the full fiscal year. Factors affecting the estimated effective tax rate include assumptions as to income by jurisdiction (domestic and foreign), the availability and utilization of tax credits and the existence of elements of income and expense that may not be taxable or deductible, as well as other items. The estimated effective tax rate is subject to revision in later interim periods and at fiscal year end as facts and circumstances change during the course of the fiscal year. There can be no assurance that the effective tax rate estimated for interim financial reporting purposes will approximate the effective tax rate determined at fiscal year end.
We reported a loss from continuing operations of $49.8 million for the first quarter of fiscal 2010, compared to a loss from continuing operations of $52.9 million for the first quarter of fiscal 2009. This first quarter loss was anticipated due to the seasonal nature of our business, in which our sales are heavily weighted in the spring and summer selling seasons. Average common shares outstanding increased to 65.9 million for the three months ended January 2, 2010 from 64.7 million for the three months ended December 27, 2008, primarily due to common shares issued as a result of stock option exercises. Furthermore, 1.1 million and 0.7 million potential common shares were excluded from the diluted loss per share calculation for the first quarters of fiscal 2010 and fiscal 2009, respectively, because their effect was anti-dilutive.
For the three months ended January 2, 2010, we began presenting Smith & Hawken as discontinued operations and the prior period has been reclassified to conform to this presentation. We reported a loss from discontinued operations, net of tax, of $7.9 million for the first quarter of fiscal 2010, compared to a loss, net of tax, of $4.1 million for the first quarter of fiscal 2009. In the first quarter of fiscal 2010, we incurred a loss related to the liquidation of the Smith & Hawken business of approximately $25.2 million, largely attributable to charges associated with the termination of retail site lease obligations, third-party agency fees and severance and benefit commitments. These charges were partially offset by a gain of approximately $18 million from the sale of the Smith & Hawken intellectual property on December 30, 2009.
SEGMENT RESULTS
Our operations are divided into the following segments: Global Consumer, Global Professional, Scotts LawnService® and Corporate & Other. The Corporate & Other segment consists of corporate general and administrative expenses. Prior to being reported as a discontinued operation, Smith & Hawken was included as part of our Corporate & Other reportable segment. This division of reportable segments is consistent with how the segments report to and are managed by senior management of the Company. Certain reclassifications were made to the Global Consumer and Global Professional prior period amounts to reflect changes in the structure of the Company’s organization effective in fiscal 2010.
Segment performance is evaluated based on several factors, including income from continuing operations before amortization, product registration and recall costs, and impairment, restructuring and other charges, which are not measures under generally accepted accounting principles. Management uses this measure of operating profit to gauge segment performance because we believe this measure is the most indicative of performance trends and the overall earnings potential of each segment.
The following table sets forth net sales by segment:

	THREE MONTHS ENDED
	JANUARY 2,	DECEMBER 27,
	2010	2008
	(IN MILLIONS)
	(UNAUDITED)
Global Consumer	$214.0	$188.3
Global Professional	55.4	59.5
Scotts LawnService®	33.0	38.8

Segment total	302.4	286.6
Roundup® amortization	(0.2)	(0.2)
Product registrations and recall matters — returns	—	(0.3)

Consolidated	$302.2	$286.1

The following table sets forth operating income (loss) by segment:

	THREE MONTHS ENDED
	JANUARY 2,	DECEMBER 27,
	2010	2008
	(IN MILLIONS)
	(UNAUDITED)
Global Consumer	$(37.0)	$(35.5)
Global Professional	0.7	13.8
Scotts LawnService®	(6.9)	(7.8)
Corporate & Other	(18.9)	(25.3)

Segment total	(62.1)	(54.8)
Roundup® amortization	(0.2)	(0.2)
Other amortization	(2.7)	(3.3)
Product registrations and recall matters	(2.6)	(7.6)

Consolidated	$(67.6)	$(65.9)

Global Consumer
Global Consumer segment net sales were $214 million in the first quarter of fiscal 2010, an increase of 13.6% from net sales of $188.3 million for the first quarter of fiscal 2009. Organic net sales growth for the quarter was 10.3%, which includes the impact of higher average selling prices of 1.4%. Foreign exchange movements increased sales for the quarter by 3.3%.
Organic net sales in the United States increased 17.2%, including a 1.4% increase resulting from higher average selling prices. The primary driver of the first quarter organic net sales increase was pull through of growth in sales of our products to consumers at the retail shelf (point-of-sales, or “POS”). POS at our largest U.S. customers increased 14.2% for the quarter, largely due to purchases of lawn fertilizer, Ortho® products and growing media. We believe this growth was attributable to increased marketing efforts supporting our fall business, including support of the category by our retail partners, as well as our entrance into the rodenticide category.
Organic net sales in our International Consumer business decreased 6.9%, primarily due to customers delaying orders until closer to consumer seasonal demand. This behavior was partially an outcome of a French government-legislated change in cash payment terms to 30 days, a period shorter than historic practice. From a geographical perspective, net sales increased in the United Kingdom, offset by decreases in net sales in France and Germany.
While we are encouraged by the consumer activity in this quarter, it is important to note that our first fiscal quarter typically represents 7% to 8% of annual net sales for this segment and falls at the end of the growing season in North America and Europe.
Global Consumer segment operating loss increased by $1.5 million in the first quarter of fiscal 2010 as compared to the first quarter of fiscal 2009. Excluding the impact of foreign exchange movements, operating loss increased by $0.9 million as compared to the first quarter of fiscal 2009. The increase in net sales in the first quarter of fiscal 2010 was offset by higher input costs, resulting in a slight decline in gross profit. In addition, overall SG&A spending for the segment slightly increased in the first quarter of fiscal 2010.
Global Professional
Net sales for the Global Professional segment in the first quarter of fiscal 2010 were $55.4 million, a decrease of $4.1 million, or 6.9%, versus the first quarter of fiscal 2009. Foreign exchange movements increased net sales by 5.3% for the quarter. Organic net sales declined for the quarter by $7.3 million, or 12.2%, which includes the impact of lower average selling prices of 6.4%. Organic net sales for the European, Asia Pacific and Latin America Professional markets decreased in the quarter by 15.6%, 37.8% and 20.5%, respectively. Decreased sales in these markets were driven by declines in volumes, principally due to customers ordering closer to season, and pricing, which peaked for the Global Professional market in the first quarter of fiscal 2009 and steadily declined throughout calendar 2009. Organic net sales for the North America Professional business increased in the quarter by 7.6%.
Global Professional operating income decreased from $13.8 million for the first quarter of fiscal 2009 to $0.7 million for the first quarter of fiscal 2010. Excluding the impact of foreign exchange movements, operating income decreased by $12.8 million in the quarter due to the reduction in net sales and higher input costs.

Scotts LawnService®
Scotts LawnService® revenues decreased 14.9% from $38.8 million in the first quarter of fiscal 2009 to $33.0 million in the first quarter of fiscal 2010, primarily due to reduced customer count as well as a decline in customer purchases of extra services, such as over-seeding, due to favorable agronomic conditions.
The operating loss for Scotts LawnService® decreased by $0.9 million in the first quarter of fiscal 2010 compared to the first quarter of fiscal 2009, driven by improved labor productivity and lower SG&A spending that offset the decline in revenues.
Corporate & Other
The net operating loss for Corporate & Other decreased by $6.4 million in the first quarter of fiscal 2010 as compared to the first quarter of fiscal 2009, primarily related to gains recorded for the sale of property, plant and equipment in the first quarter of fiscal 2010, as well as decreases in compensation-related costs and third party legal fees.
LIQUIDITY AND CAPITAL RESOURCES
Operating Activities
Cash used in operating activities amounted to $176.7 million and $172.3 million for the three months ended January 2, 2010 and December 27, 2008, respectively. The use of cash in the first fiscal quarter is primarily due to the seasonal nature of our operations. The first quarter is historically our lowest net sales period during our fiscal year, while at the same time we are building inventories in preparation for the spring selling season that begins in our second fiscal quarter. Cash outflows in the first quarter of fiscal 2010 related to the payment of variable compensation earned in the prior fiscal year increased significantly compared to the first quarter of fiscal 2009. This increase in cash outflows was offset by improved working capital management.
Investing Activities
Cash provided by investing activities was $4.2 million for the three months ended January 2, 2010, compared to cash used in investing activities of $17.6 million for the three months ended December 27, 2008. During the first quarter of fiscal 2010, we received $23.6 million related to the sale of long-lived assets, including the sale of the intellectual property of Smith & Hawken to an unrelated third party, in addition to the sale of certain property, plant and equipment. Capital spending increased from $8.9 million in the first quarter of fiscal 2009 to $19.4 million in the first quarter of fiscal 2010. A large portion of the growth relates to additional production capacity being added for a key input to our consumer grass seed business. We had acquisition activity in the first quarter of fiscal 2009 totaling $8.7 million. There was no acquisition activity in the first quarter of fiscal 2010.
Financing Activities
Financing activities provided cash of $154.6 million and $154.3 million for the three months ended January 2, 2010 and December 27, 2008, respectively. The increase in cash received in the first quarter of fiscal 2010 from the exercise of stock options was offset by a decline in net borrowings.
Borrowing Agreements
Our primary sources of liquidity are cash generated by operations and borrowings under our credit agreements. In February 2007, Scotts Miracle-Gro and certain of its subsidiaries entered into the following senior secured credit facilities totaling up to $2.15 billion in the aggregate: (a) a senior secured five-year term loan facility in the principal amount of $560 million and (b) a senior secured five-year revolving loan facility in the aggregate principal amount of up to $1.59 billion. Under our current structure, we may request an additional $200 million in revolving credit and/or term credit commitments, subject to approval from our lenders. Borrowings may be made in various currencies including U.S. dollars, Euros, British pounds, Australian dollars and Canadian dollars. Amortization payments on the term loan portion of the credit facilities began on September 30, 2007 and are due quarterly through 2012. As of January 2, 2010, the cumulative total amortization payments on the term loan were $138.6 million, reducing the balance of our term loan and effectively reducing the amount outstanding under the credit facilities.

As of January 2, 2010, there was $1.03 billion of availability under the senior secured credit facilities, including letters of credit. Under the revolving loan facility, we have the ability to issue letter of credit commitments up to $65 million. At January 2, 2010, we had letters of credit in the aggregate face amount of $38.6 million outstanding.
On January 14, 2010 (subsequent to the end of our first quarter of fiscal 2010), Scotts Miracle-Gro issued $200 million aggregate principal amount of 7.25% Senior Notes, the proceeds of which were used to reduce outstanding borrowings under our senior secured revolving credit facility. The Senior Notes represent general unsecured senior obligations of Scotts Miracle-Gro, and were sold to the public at 99.254% of the principal amount thereof, to yield 7.375% to maturity. The Senior Notes have interest payment dates of January 15 and July 15, commencing July 15, 2010, and may be redeemed prior to maturity at applicable redemption premiums. The Senior Notes contain usual and customary incurrence-based covenants, which include, but are not limited to, restrictions on the incurrence of additional indebtedness, the incurrence of liens and the issuance of certain preferred shares, and the making of certain distributions, investments and other restricted payments, as well as other usual and customary covenants, which include, but are not limited to, restrictions on sale and leaseback transactions, restrictions on purchases for or redemptions of Company stock and prepayments of subordinated debt, limitations on asset sales and restrictions on transactions with affiliates. The Senior Notes mature on January 15, 2018. Certain of Scotts Miracle-Gro’s domestic subsidiaries serve as guarantors of the Senior Notes. Refer to “NOTE 16. FINANCIAL INFORMATION FOR SUBSIDIARY GUARANTORS AND NON-GUARANTORS” of the Notes to Condensed, Consolidated Financial Statements for more information regarding the guarantor entities.
At January 2, 2010, we had outstanding interest rate swap agreements with major financial institutions that effectively converted a portion of our variable-rate debt denominated in U.S. dollars to a fixed rate. Interest payments made between the effective date and expiration date are hedged by the swap agreements, except as noted below. The effective dates, expiration dates and rates of these swap agreements are shown in the table below.

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
On April 9, 2008, we entered into a Master Accounts Receivable Purchase Agreement (the “2008 MARP Agreement”). The 2008 MARP Agreement provided for the discounted sale, on a revolving basis, of accounts receivable generated by specified account debtors, with seasonally adjusted monthly aggregate limits ranging from $10 million to $300 million. The 2008 MARP Agreement also provided for specified account debtor sublimit amounts, which provided limits on the amount of receivables owed by individual account debtors that could be sold to the banks. The 2008 MARP Agreement provided an interest rate that approximated the 7-day LIBOR rate plus 85 basis points. The 2008 MARP Agreement expired by its terms on April 8, 2009.
On May 1, 2009, we entered into a Master Accounts Receivable Purchase Agreement (the “2009 MARP Agreement”), with a stated termination date of May 1, 2010, or such later date as may be mutually agreed by us and our lender. The 2009 MARP Agreement provides for the discounted sale, on an uncommitted, revolving basis, of accounts receivable generated by a specified account debtor, with aggregate limits not to exceed $80 million. The 2009 MARP Agreement provides an interest rate that approximates the 7-day LIBOR rate plus 225 basis points. Borrowings under the 2009 MARP Agreement at January 2, 2010 were $3.0 million.

As of January 2, 2010, we were in compliance with all debt covenants. Our senior secured credit facilities contain, among other obligations, an affirmative covenant regarding our leverage ratio, calculated as indebtedness relative to our earnings before interest, taxes, depreciation and amortization. Under the terms of the senior secured credit facilities, the maximum leverage ratio was 3.75 as of January 2, 2010 and is scheduled to decrease to 3.50 on September 30, 2010. Our senior secured credit facilities also include an affirmative covenant regarding our interest coverage. Under the terms of the senior secured credit facilities, the minimum interest coverage ratio was 3.50 for the twelve months ended January 2, 2010. We continue to monitor our compliance with the leverage ratio, interest coverage ratio and other covenants contained in the senior secured credit facilities and, based upon our current operating assumptions, we expect to remain in compliance with the permissible leverage ratio and interest coverage ratio throughout fiscal 2010. However, an unanticipated charge to earnings, an increase in debt or other factors could materially adversely affect our ability to remain in compliance with the financial or other covenants of our senior secured credit facilities, potentially causing us to have to seek an amendment or waiver from our lending group which would be likely to result in repricing of our senior secured credit facilities to then current market rates. While we believe we have good relationships with our banking group, we can provide no assurance that such a request would be likely to result in a modified or replacement credit facility on reasonable terms, if at all.
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
Liquidity
In our opinion, cash flows from operations and capital resources will be sufficient to meet debt service and working capital needs during fiscal 2010, and thereafter for the foreseeable future. However, we cannot ensure that our business will generate sufficient cash flow from operations or that future borrowings will be available under our credit facilities in amounts sufficient to pay indebtedness or fund other liquidity needs. Actual results of operations will depend on numerous factors, many of which are beyond our control.
REGULATORY MATTERS
We are subject to local, state, federal and foreign environmental protection laws and regulations with respect to our business operations and believe we are operating in substantial compliance with, or taking actions aimed at ensuring compliance with, such laws and regulations. Apart from the proceedings surrounding the FIFRA compliance matters, which are discussed separately, we are involved in several legal actions with various governmental agencies related to environmental matters. While it is difficult to quantify the potential financial impact of actions involving these environmental matters, particularly remediation costs at waste disposal sites and future capital expenditures for environmental control equipment, in the opinion of management, the ultimate liability arising from such environmental matters, taking into account established reserves, should not have a material adverse effect on our financial position, results of operations or cash flows. However, there can be no assurance that the resolution of these matters will not materially affect our future quarterly or annual results of operations, financial condition or cash flows. Additional information on environmental matters affecting us is provided in Scotts Miracle Gro’s Annual Report on Form 10-K for the fiscal year ended September 30, 2009, under “ITEM 1. BUSINESS — Regulatory Considerations,” “ITEM 1. BUSINESS — FIFRA Compliance, the Corresponding Governmental Investigations and Similar Matters,” “ITEM 1. BUSINESS — Other Regulatory Matters” and “ITEM 3. LEGAL PROCEEDINGS.”
CRITICAL ACCOUNTING POLICIES AND ESTIMATES
The preceding discussion and analysis of our consolidated results of operations and financial condition should be read in conjunction with our condensed, consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q. Scotts Miracle-Gro’s Annual Report on Form 10-K for the fiscal year ended September 30, 2009 includes additional information about us, our operations, our financial condition, our critical accounting policies and accounting estimates, and should be read in conjunction with this Quarterly Report on Form 10-Q.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Market risks have not changed significantly from those disclosed in Scotts Miracle-Gro’s Annual Report on Form 10-K for the fiscal year ended September 30, 2009.

ITEM 4. CONTROLS AND PROCEDURES
With the participation of the principal executive officer and principal financial officer of The Scotts Miracle-Gro Company (the “Registrant”), the Registrant’s management has evaluated the effectiveness of the Registrant’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the fiscal quarter covered by this Quarterly Report on Form 10-Q. Based upon that evaluation, the Registrant’s principal executive officer and principal financial officer have concluded that:
(A) information required to be disclosed by the Registrant in this Quarterly Report on Form 10-Q and the other reports that the Registrant files or submits under the Exchange Act has been accumulated and communicated to the Registrant’s management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure;
(B) information required to be disclosed by the Registrant in this Quarterly Report on Form 10-Q and the other reports that the Registrant files or submits under the Exchange Act has been recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms; and
(C) the Registrant’s disclosure controls and procedures were effective as of the end of the fiscal quarter covered by this Quarterly Report on Form 10-Q.
In addition, there were no changes in the Registrant’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during the Registrant’s fiscal quarter ended January 2, 2010 that have materially affected, or are reasonably likely to materially affect, the Registrant’s internal control over financial reporting.
PART II — OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
Other than as discussed in “NOTE 3. PRODUCT REGISTRATION AND RECALL MATTERS” and “NOTE 11. CONTINGENCIES” of the Notes to Condensed, Consolidated Financial Statements, pending material legal proceedings have not changed significantly since those disclosed in Scotts Miracle-Gro’s Annual Report on Form 10-K for the fiscal year ended September 30, 2009.
ITEM 1A. RISK FACTORS
Cautionary Statement on Forward-Looking Statements
We have made and will make “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, in this Quarterly Report on Form 10-Q and in other contexts relating to matters including future growth and profitability targets and strategies designed to increase total shareholder value. Forward-looking statements also include, but are not limited to, information regarding our future economic and financial condition and results of operations, the plans and objectives of our management and our assumptions regarding our performance and these plans and objectives.
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
Forward-looking statements that we make in this Quarterly Report on Form 10-Q and in other contexts are subject to a variety of risks and assumptions and numerous factors beyond our control. Important factors that could cause actual results to differ materially from the forward-looking statements we make include those described below. All forward-looking statements attributable to us or persons working on our behalf are expressly qualified in their entirety by the following cautionary statements.

The ongoing governmental investigations regarding our compliance with FIFRA could adversely affect our financial condition, results of operations or cash flows.
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
In connection with the registration investigations and FIFRA compliance review process, we have recorded, and in the future expect to record, charges and costs for estimated retailer inventory returns, consumer returns and replacement costs, costs to rework existing products, inventory write-downs and legal and professional fees and costs associated with administration of the registration investigations and compliance review process. Because these expected future charges are based on estimates, they may increase as a result of numerous factors, many of which are beyond our control, including the number and type of legal or regulatory proceedings relating to the registration investigations and FIFRA compliance review process and regulatory or judicial orders or decrees that may require us to take certain actions in connection with the registration investigations and FIFRA compliance review process or to pay civil or criminal fines and/or penalties at the state and/or federal level.
The U.S. EPA and U.S. DOJ investigations continue and may result in future state, federal or private actions including fines and/or penalties with respect to known or potential additional product registration issues. Until the U.S. EPA and U.S. DOJ investigations are complete, we cannot reasonably determine the scope or magnitude of possible liabilities that could result from known or potential product registration issues, and no reserves for these potential liabilities have been established as of January 2, 2010. However, it is possible that such liabilities, including fines, penalties, judgments and/or litigation costs could be material and have an adverse effect on our financial condition, results of operations or cash flows.
There can be no assurance that the ultimate outcome of the investigations will not result in further action against us, whether administrative, civil or criminal, by the U.S. EPA, the U.S. DOJ, state regulatory agencies or private litigants, and any such action, in addition to the costs we have incurred and would continue to incur in connection therewith, could materially and adversely affect our financial condition, results of operations or cash flows. For example, the realization of a significant fine, penalty or judgment against us could materially affect our ability to remain in compliance with the leverage ratio or other covenants of our senior secured credit facilities, potentially causing us to have to seek an amendment or waiver from our lending group, which may increase our costs of borrowing.
Product recalls, our inability to ship, sell or transport affected products and the on-going governmental investigations may harm our reputation and acceptance of our products by our retail customers and consumers, which may materially and adversely affect our business operations, decrease sales and increase costs.
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
In addition to the regulations already described, local, state, federal and foreign agencies regulate the disposal, transport, handling and storage of waste, remediation of contaminated sites, air and water discharges from our facilities, and workplace health and safety.
Under certain environmental laws, we may be liable for the costs of investigation, and remediation of certain regulated materials, as well as related costs of investigation and damage to natural resources, at various properties, including our current and former properties, as well as offsite waste handling or disposal sites that we have used. Liability may be imposed upon us without regard to whether we knew of or caused the presence of such materials and, under certain circumstances, on a joint and several basis. There can be no assurances that any such locations, or locations that we may acquire in the future, will not result in liability to us under such laws or expose us to third-party actions such as tort suits based on alleged conduct or environmental conditions.
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
If there is a significant change in the facts and circumstances surrounding these assumptions, or in current enforcement policies or requirements, or if we are found not to be in substantial compliance with applicable environmental and public health laws and regulations, there could be a material adverse impact on future environmental capital expenditures and other environmental expenses and our financial condition, results of operations or cash flows.
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

We face risks related to the current economic crisis.
The continued credit crisis and related turmoil in the global financial system may have an impact on our business and our financial condition. Global economic conditions have significantly impacted economic markets generally with certain sectors, including financial industries and retail business, being particularly impacted. Our ability to generate revenue depends significantly on discretionary consumer spending. It is difficult to predict new general economic conditions that could impact consumer and customer demand for our products or our ability to manage normal commercial relationships with our customers, suppliers and creditors. If the current situation deteriorates significantly, our business could be negatively impacted, including as a result of reduced demand for our products or supplier or customer disruptions. Any significant decrease in discretionary consumer spending could have a material adverse effect on our revenues, results of operations and financial condition.
The highly competitive nature of our markets could adversely affect our ability to grow or maintain revenues.
Each of our segments participates in markets that are highly competitive. Our products compete against national and regional products and private label products produced by various suppliers. Many of our competitors sell their products at prices lower than ours. Our most price sensitive customers may be more likely to trade down to lower price point products in a more challenging economic environment. We compete primarily on the basis of product innovation, product quality, product performance, value, brand strength, supply chain competency, field sales support, the strength of our relationships with major retailers and advertising. Some of our competitors have significant financial resources. The strong competition that we face in all of our markets may prevent us from achieving our revenue goals, which may have a material adverse effect on our financial condition, results of operations or cash flows. Our inability to continue to develop and grow brands with leading market positions, maintain our relationships with key retailers and deliver products on a reliable basis at competitive prices could have a material adverse effect on us.
In addition, our future success will depend, in part, upon our ability to improve our existing products and to develop, manufacture and market new, innovative products to meet evolving consumer needs. We cannot assure you that we will be successful in the development, manufacturing and marketing of any new products or product innovations, or that we will develop and market in a timely manner innovations to our existing products which satisfy customer needs or achieve market acceptance. If we fail to successfully develop, manufacture and market new or enhanced products or develop product innovations, our ability to maintain or grow our market share may be adversely affected, which in turn could materially adversely affect our business, financial condition and results of operations.
Because of the concentration of our sales to a small number of retail customers, the loss of one or more of, or significant reduction in orders from, our top customers could adversely affect our financial results.
Global Consumer net sales represented approximately 78% of our worldwide net sales in fiscal 2009. Our top three North American retail customers together accounted for 70% of our Global Consumer segment fiscal 2009 net sales and 42% of our outstanding accounts receivable as of September 30, 2009. Home Depot, Lowe’s and Walmart represented approximately 33%, 19% and 18%, respectively, of our fiscal 2009 Global Consumer net sales. The loss of, or reduction in orders from, Home Depot, Lowe’s, Walmart or any other significant customer could have a material adverse effect on our business, financial condition, results of operations or cash flows, as could customer disputes regarding shipments, fees, merchandise condition or related matters. Our inability to collect accounts receivable from one of our major customers, or a significant deterioration in the financial condition of one of these customers, including a bankruptcy filing or a liquidation, could also have a material adverse effect on our financial condition, results of operations or cash flows.
We do not have long-term sales agreements with, or other contractual assurances as to future sales to, any of our major retail customers. In addition, continued consolidation in the retail industry has resulted in an increasingly concentrated retail base, and as a result, we are significantly dependent upon key retailers whose bargaining strength is strong. To the extent such concentration continues to occur, our net sales and income from operations may be increasingly sensitive to deterioration in the financial condition of, or other adverse developments involving our relationship with, one or more of our customers. In addition, our business may be negatively affected by changes in the policies of our retailers, such as inventory destocking, limitations on access to shelf space, price demands and other conditions.
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
Because our products are used primarily in the spring and summer, our business is highly seasonal. For the past three fiscal years, 70% to 75% of our annual net sales have occurred in the second and third fiscal quarters combined. Our working capital needs and borrowings typically peak during the initial weeks of our third fiscal quarter because we are incurring expenditures in preparation for the spring selling season, while the majority of our revenue collections occur later in our third fiscal quarter. If cash on hand is insufficient to pay our obligations as they come due, including interest payments or operating expenses, at a time when we are unable to draw on our senior secured revolving credit facility, this seasonality could have a material adverse effect on our ability to conduct our business. Adverse weather conditions could heighten this risk.
Our substantial indebtedness could limit our flexibility and adversely affect our financial condition.
We have a substantial amount of debt. Our inability to meet restrictive financial and non-financial covenants associated with that debt, or to generate sufficient cash flow to repay maturing debt, could adversely affect our financial condition. For example, our debt level could:
•	make us more vulnerable to general adverse economic and industry conditions;

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
We cannot assure you that our business will generate sufficient cash flow from operating activities or that future borrowings will be available to us under our senior secured credit facilities in amounts sufficient to enable us to pay our indebtedness or to fund our other liquidity needs. Our senior secured credit facilities mature in 2012. We will need to refinance all or a portion of our indebtedness under our senior secured credit facilities on or before maturity. We also cannot assure you that we will be able to refinance our indebtedness or that we will be able to refinance it on commercially reasonable terms or terms consistent with the terms currently in place. Any refinancing of our indebtedness could be at higher interest rates and may require us to comply with more onerous covenants, which could restrict our business operations.
Our senior secured credit facilities and the indenture governing our Senior Notes contain restrictive covenants and cross-default provisions. In addition, our senior secured credit facilities require us to maintain specified financial ratios. Our ability to comply with those covenants and satisfy those financial ratios can be affected by events beyond our control. A breach of any of those financial ratio covenants or other covenants could result in a default. Upon the occurrence of such an event of default, the lenders could elect to declare all of the outstanding indebtedness immediately due and payable and terminate all commitments to extend further credit. We cannot assure you that our lenders would waive a default or that we could pay the indebtedness in full if it were accelerated.
Subject to compliance with certain covenants under our senior secured credit facilities and the indenture governing our Senior Notes, we may incur additional debt in the future. If we incur additional debt, the risks described above could intensify.

Our significant international operations make us susceptible to fluctuations in currency exchange rates and to other costs and risks associated with international regulation.
We currently operate manufacturing, sales and service facilities outside of the United States, particularly in Canada, France, the United Kingdom, Germany and the Netherlands. In fiscal 2009, international net sales, including Canada, accounted for approximately 19% of our total net sales. Accordingly, we are subject to risks associated with operating in foreign countries, including:
•	fluctuations in currency exchange rates;

•	limitations on the remittance of dividends and other payments by foreign subsidiaries;

•	additional costs of compliance with local regulations;

•	historically, in certain countries, higher rates of inflation than in the United States;

•	changes in the economic conditions or consumer preferences or demand for our products in these markets;

•	restrictive actions by multi-national governing bodies, foreign governments or subdivisions thereof;

•	changes in foreign labor laws and regulations affecting our ability to hire and retain employees;

•	changes in U.S. and foreign laws regarding trade and investment;

•	less robust protection of our intellectual property under foreign laws; and

•	difficulty in obtaining distribution and support for our products.
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

We depend on key personnel and may not be able to retain those employees or recruit additional qualified personnel.
We are highly dependent on the continuing efforts of our senior management team and other key personnel. Our businesses, financial condition and results of operations could be materially adversely affected if we lose the services of more than one of these persons in a short period of time and are unable to attract and retain qualified replacements.
If Monsanto were to terminate the Marketing Agreement for consumer Roundup® products without being required to pay any termination fee, we would lose a substantial source of future earnings and overhead expense absorption.
If we were to commit a serious default under the Marketing Agreement with Monsanto for consumer Roundup® products, Monsanto may have the right to terminate the Marketing Agreement. If Monsanto were to terminate the Marketing Agreement for cause, we would not be entitled to any termination fee, and we would lose all, or a substantial portion, of the significant source of earnings and overhead expense absorption the Marketing Agreement provides. Monsanto may also be able to terminate the Marketing Agreement within a given region, including North America, without paying us a termination fee if unit volume sales to consumers in that region decline: (i) over a cumulative three-fiscal-year period; or (ii) by more than 5% for each of two consecutive years.
Hagedorn Partnership, L.P. beneficially owns approximately 31% of our outstanding common shares on a fully diluted basis and can significantly influence decisions that require the approval of shareholders, whether or not such decisions are in the best interests of other shareholders.
Hagedorn Partnership, L.P. beneficially owned approximately 31% of our outstanding common shares on a fully diluted basis as of February 8, 2010. As a result, it has sufficient voting power to significantly influence the election of directors and the approval of other actions requiring the approval of our shareholders, including the entering into of certain corporate transactions. Hagedorn Partnership, L.P. may have an interest in our pursuing transactions that it believes may enhance the value of its equity investment in us, even though such transactions may involve increased risks to us.
We may pursue acquisitions, dispositions, investments, dividends, share repurchases and/or other corporate transactions that we believe will maximize equity returns of our shareholders but may involve risks.
From time to time, we consider opportunities for acquisitions of businesses, product lines or other assets, dispositions of all or part of one or more of our businesses other than our core Global Consumer business (including our Global Professional business and/or Scotts LawnService®) and other strategic transactions. These transactions may involve risks, such as risks of integration of acquired businesses and loss of cash flows and market positions of disposed businesses. In addition, if our business performs according to our financial plan, subject to the discretion of our Board of Directors and to market and other conditions we may, over time, significantly increase the rate of dividends on, and the amount of repurchases of, our common shares. There can be no assurance that we will effect any of these transactions, but, if we do, certain risks may be increased, possibly materially.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
(c) Issuer Purchases of Equity Securities
The following table shows the purchases of common shares of Scotts Miracle-Gro (“Common Shares”) made by or on behalf of Scotts Miracle-Gro or any “affiliated purchaser” (as defined in Rule 10b-18(a)(3) under the Securities Exchange Act of 1934, as amended) of Scotts Miracle-Gro for each fiscal month in the three months ended January 2, 2010:

			Total Number of
			Common Shares	Maximum Number of
		Average Price	Purchased as	Common Shares That
	Total Number of	Paid	Part of Publicly	May Yet Be
	Common Shares	per Common	Announced Plans or	Purchased Under the
Period	Purchased(1)	Share	Programs	Plans or Programs
October 1 through October 31, 2009	312	$42.05	0	Not applicable
November 1 through November 28, 2009	3,202	$41.42	0	Not applicable
November 29, 2009 through January 2, 2010	1,537	$39.40	0	Not applicable

Total	5,051	$40.52	0	Not applicable

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

None of the Common Shares purchased during the three months ended January 2, 2010 were purchased pursuant to a publicly announced plan or program.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
The 2010 Annual Meeting of Shareholders of Scotts Miracle-Gro (the “Annual Meeting”) was held in Marysville, Ohio on January 21, 2010.
The results of the vote of the shareholders in the election of four directors, each for a term to expire at the 2013 Annual Meeting of Shareholders, were as follows:

		VOTES
NOMINEE	VOTES FOR	WITHHELD	BROKER NON-VOTES	ABSTENTIONS
Mark R. Baker	54,133,073	3,264,288	3,947,776	N/A
Joseph P. Flannery	43,364,712	14,032,649	3,947,776	N/A
Katherine Hagedorn Littlefield	54,129,559	3,267,801	3,947,776	N/A
Adam Hanft	52,820,181	4,577,179	3,947,776	N/A
Each of the nominees designated by the Scotts Miracle-Gro Board of Directors was elected. The other directors whose terms of office continue after the Annual Meeting are Alan H. Barry, James Hagedorn, William G. Jurgensen, Thomas N. Kelly Jr., Carl F. Kohrt, Ph.D., Nancy G. Mistretta, Stephanie M. Shern and John S. Shiely. Patrick J. Norton’s term as a member of the Board of Directors expired on January 21, 2010.
The result of the vote of the shareholders regarding the ratification of the selection by the Audit Committee of the Scotts Miracle-Gro Board of Directors (the “Audit Committee”) of Deloitte & Touche LLP as Scotts Miracle-Gro’s independent registered public accounting firm for the fiscal year ending September 30, 2010 was as follows:

Votes For	Votes Against	Abstentions	Broker Non-Votes
61,025,168	299,840	20,129	N/A
The Audit Committee’s selection of Deloitte & Touche LLP as Scotts Miracle-Gro’s independent registered public accounting firm for the fiscal year ending September 30, 2010 was ratified.
ITEM 6. EXHIBITS
See Index to Exhibits at page 49 for a list of the exhibits included herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

THE SCOTTS MIRACLE-GRO COMPANY
Date: February 11, 2010	/s/ DAVID C. EVANS
David C. Evans
Executive Vice President and Chief Financial Officer (Principal Financial and Principal Accounting Officer) (Duly Authorized Officer)

THE SCOTTS MIRACLE-GRO COMPANY
QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED JANUARY 2, 2010
INDEX TO EXHIBITS

EXHIBIT
NO.	DESCRIPTION	LOCATION
4.1	Indenture, dated as of January 14, 2010, among The Scotts Miracle-Gro Company, the guarantors from time to time party thereto and U.S. Bank National Association, as trustee	Incorporated herein by reference to the Current Report on Form 8-K of The Scotts Miracle-Gro Company (the “Registrant”) filed January 14, 2010 (File No. 1-11593) [Exhibit 4.1]

4.2	First Supplemental Indenture, dated as of January 14, 2010, among The Scotts Miracle-Gro Company, the guarantors named therein and U.S. Bank National Association, as trustee	Incorporated herein by reference to the Registrant’s Current Report on Form 8-K filed January 14, 2010 (File No. 1-11593) [Exhibit 4.2]

4.3	Form of 7.25% Senior Notes due 2018 (included in Exhibit 4.2)	Incorporated herein by reference to the Registrant’s Current Report on Form 8-K filed January 14, 2010 (File No. 1-11593) [Included in Exhibit 4.2]

10.1	Specimen form of Deferred Stock Unit Award Agreement for Nonemployee Directors (with Related Dividend Equivalents) used to evidence grants of Deferred Stock Units which may be made under The Scotts Miracle-Gro Company Amended and Restated 2006 Long-Term Incentive Plan (Deferral of Cash Retainer — post-January 21, 2010 version)	*

10.2	Specimen form of Restricted Stock Unit Award Agreement for Employees (with Related Dividend Equivalents) used to evidence grants of Restricted Stock Units which may be made under The Scotts Miracle-Gro Company Amended and Restated 2006 Long-Term Incentive Plan (post-January 19, 2010 version)	*

10.3	Specimen form of Restricted Stock Unit Award Agreement for Employees (with Related Dividend Equivalents) used to evidence grants of Restricted Stock Units which may be made under The Scotts Miracle-Gro Company Amended and Restated 2006 Long-Term Incentive Plan (French Specimen) [post-January 19, 2010 version]	*

10.4	Specimen form of Nonqualified Stock Option Award Agreement for Employees used to evidence grants of Nonqualified Stock Options which may be made under The Scotts Miracle-Gro Company Amended and Restated 2006 Long-Term Incentive Plan (post-January 19, 2010 version)	*

10.5	First Amendment to Employment Agreement of Mark R. Baker, effective as of December 10, 2009	Incorporated herein by reference to the Registrant’s Current Report on Form 8-K filed December 16, 2009 (File No. 1-11593) [Exhibit 10.2]

31.1	Rule 13a-14(a)/15d-14(a) Certifications (Principal Executive Officer)	*

31.2	Rule 13a-14(a)/15d-14(a) Certifications (Principal Financial Officer)	*

32	Section 1350 Certifications (Principal Executive Officer and Principal Financial Officer)	*

*	Filed herewith