Form 10-Q
period 2010-04-03
SCOTTS MIRACLE-GRO CO
filed 2010-05-13
CIK 825542

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED APRIL 3, 2010
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

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding at May 10, 2010

Common Shares, $0.01 stated value, no par value	66,871,934 common shares

THE SCOTTS MIRACLE-GRO COMPANY
INDEX

PART I — FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
THE SCOTTS MIRACLE-GRO COMPANY
CONDENSED, CONSOLIDATED STATEMENTS OF OPERATIONS
(IN MILLIONS EXCEPT PER SHARE DATA)
(UNAUDITED)

	THREE MONTHS ENDED		SIX MONTHS ENDED
	APRIL 3,	MARCH 28,	APRIL 3,	MARCH 28,
	2010	2009	2010	2009
Net sales	$1,123.1	$940.7	$1,425.3	$1,226.8
Cost of sales	686.5	581.9	922.7	789.4
Cost of sales — product registration and recall matters	0.6	2.5	1.5	3.8

Gross profit	436.0	356.3	501.1	433.6

Operating expenses:
Selling, general and administrative	228.4	204.0	366.0	342.7
Product registration and recall matters	1.1	5.5	2.8	11.7
Other expense (income), net	0.2	0.4	(6.4)	(1.3)

Income from operations	206.3	146.4	138.7	80.5

Interest expense	15.1	15.9	25.8	32.2

Income from continuing operations before taxes	191.2	130.5	112.9	48.3

Income tax expense from continuing operations	71.3	46.4	42.8	17.1

Income from continuing operations	119.9	84.1	70.1	31.2

Loss from discontinued operations, net of tax	(1.4)	(6.7)	(9.3)	(10.8)

Net income	$118.5	$77.4	$60.8	$20.4

BASIC NET INCOME (LOSS) PER COMMON SHARE:
Weighted-average common shares outstanding during the period	66.2	64.9	66.0	64.8

Basic income per common share from continuing operations	$1.81	$1.29	$1.06	$0.48
Basic loss per common share from discontinued operations	(0.02)	(0.10)	(0.14)	(0.17)

Basic net income per common share	$1.79	$1.19	$0.92	$0.31

DILUTED NET INCOME (LOSS) PER COMMON SHARE:
Weighted-average common shares outstanding during the period plus dilutive potential common shares	67.4	65.8	67.2	65.7

Diluted income per common share from continuing operations	$1.78	$1.28	$1.04	$0.47
Diluted loss per common share from discontinued operations	(0.02)	(0.10)	(0.14)	(0.16)

Diluted net income per common share	$1.76	$1.18	$0.90	$0.31

Dividends declared per common share	$0.125	$0.125	$0.250	$0.250

See notes to condensed, consolidated financial statements

THE SCOTTS MIRACLE-GRO COMPANY
CONDENSED, CONSOLIDATED STATEMENTS OF CASH FLOWS
(IN MILLIONS)
(UNAUDITED)

	SIX MONTHS ENDED
	APRIL 3,	MARCH 28,
	2010	2009
OPERATING ACTIVITIES
Net income	$60.8	$20.4
Adjustments to reconcile net income to net cash used in operating activities:
Stock-based compensation expense	8.2	8.1
Depreciation	24.2	23.0
Amortization	5.6	6.6
Gain on sale of long-lived assets	(21.6)	(0.7)
Changes in assets and liabilities, net of acquired businesses:
Accounts receivable	(699.4)	(613.5)
Inventories	(136.0)	(263.4)
Prepaid and other current assets	(42.1)	(23.8)
Accounts payable	133.2	151.5
Accrued liabilities	43.1	75.5
Restructuring reserves	—	(0.3)
Other non-current items	7.3	2.7
Other, net	5.3	(5.0)

Net cash used in operating activities	(611.4)	(618.9)

INVESTING ACTIVITIES
Proceeds from sale of long-lived assets	23.6	0.8
Investments in property, plant and equipment	(37.9)	(19.1)
Investments in intellectual property	—	(1.0)
Investments in acquired businesses, net of cash acquired	—	(9.3)

Net cash used in investing activities	(14.3)	(28.6)

FINANCING ACTIVITIES
Borrowings under revolving and bank lines of credit and term loans	845.5	895.3
Repayments under revolving and bank lines of credit and term loans	(440.4)	(270.5)
Proceeds from issuance of 7.25% Senior Notes, net of discount	198.5	—
Financing and issuance fees	(5.5)	—
Dividends paid	(17.6)	(17.1)
Payments on seller notes	—	(0.8)
Excess tax benefits from share-based payment arrangements	3.7	0.9
Cash received from exercise of stock options	12.9	4.1

Net cash provided by financing activities	597.1	611.9
Effect of exchange rate changes on cash	(3.7)	(1.0)

Net decrease in cash and cash equivalents	(32.3)	(36.6)
Cash and cash equivalents at beginning of period	71.6	84.7

Cash and cash equivalents at end of period	$39.3	$48.1

Supplemental cash flow information
Interest paid, net of interest capitalized	(20.0)	(25.8)
Income taxes (paid) refunded	(9.0)	7.6
See notes to condensed, consolidated financial statements

THE SCOTTS MIRACLE-GRO COMPANY
CONDENSED, CONSOLIDATED BALANCE SHEETS
(IN MILLIONS EXCEPT PER SHARE DATA)

	APRIL 3,	MARCH 28,	SEPTEMBER 30,
	2010	2009	2009
	UNAUDITED		(SEE NOTE 1)
ASSETS
Current assets:
Cash and cash equivalents	$39.3	$48.1	$71.6
Accounts receivable, less allowances of $13.7, $13.6 and $11.1, respectively	1,012.9	637.5	384.3
Accounts receivable pledged	80.5	370.9	17.0
Inventories, net	589.4	667.6	458.9
Prepaid and other current assets	198.5	159.9	159.1

Total current assets	1,920.6	1,884.0	1,090.9

Property, plant and equipment, net of accumulated depreciation of $473.1, $467.6 and $492.3, respectively	377.1	335.5	369.7
Goodwill	371.3	368.0	375.2
Intangible assets, net	353.5	361.5	364.2
Other assets	29.1	18.9	20.1

Total assets	$3,051.6	$2,967.9	$2,220.1

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current portion of debt	$244.3	$396.0	$160.4
Accounts payable	319.6	352.3	190.0
Other current liabilities	441.5	382.7	406.4

Total current liabilities	1,005.4	1,131.0	756.8

Long-term debt	1,156.0	1,196.2	649.7
Other liabilities	216.5	187.5	229.1

Total liabilities	2,377.9	2,514.7	1,635.6

Commitments and contingencies (notes 3 and 11)

Shareholders’ equity:
Common shares and capital in excess of $.01 stated value per share, 66.9, 65.6 and 66.2 shares issued and outstanding, respectively	435.9	460.8	451.5
Retained earnings	381.4	220.0	337.5
Treasury shares, at cost: 1.7, 3.0 and 2.4 shares, respectively	(90.0)	(164.4)	(131.7)
Accumulated other comprehensive loss	(53.6)	(63.2)	(72.8)

Total shareholders’ equity	673.7	453.2	584.5

Total liabilities and shareholders’ equity	$3,051.6	$2,967.9	$2,220.1

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
After its acquisition in fiscal 2005, the Company operated Smith & Hawken®(1), an outdoor living and garden lifestyle category brand. As discussed in “NOTE 2. DISCONTINUED OPERATIONS,” on July 8, 2009, Scotts Miracle-Gro announced its intention to close the Smith & Hawken business by the end of calendar 2009. During the Company’s first quarter of fiscal 2010, all Smith & Hawken stores were closed and substantially all operational activities of Smith & Hawken were discontinued.
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
Under the terms of the Amended and Restated Exclusive Agency and Marketing Agreement (the “Marketing Agreement”) between the Company and Monsanto Company (“Monsanto”), the Company, in its role as exclusive agent, performs certain functions, primarily manufacturing conversion, distribution and logistics, and selling and marketing support on behalf of Monsanto in the conduct of the consumer Roundup®(2) business. The actual costs incurred by the Company on behalf of the consumer Roundup®

(1)
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

(2)	Roundup is a registered trademark of Monsanto Technology LLC, a company affiliated with Monsanto.

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
Scotts LawnService® promotes its service offerings primarily through direct mail campaigns. External costs associated with these campaigns that qualify as direct response advertising costs are deferred and recognized as advertising expense in proportion to revenues over a period not beyond the end of the subsequent calendar year. Costs that do not qualify as direct response advertising costs are expensed within the fiscal year in which such costs are incurred on a monthly basis in proportion to net sales. The costs deferred at April 3, 2010, March 28, 2009 and September 30, 2009 were $3.4 million, $8.3 million and $2.1 million, respectively.
STOCK-BASED COMPENSATION AWARDS
The fair value of awards is expensed ratably over the vesting period, generally three years. The Company uses a binomial model to determine the fair value of its option grants.
GOODWILL AND INDEFINITE-LIVED INTANGIBLE ASSETS
Goodwill and intangible assets determined to have indefinite lives are not subject to amortization. Goodwill and indefinite-lived intangible assets are reviewed for impairment by applying a fair-value based test on an annual basis, as of the first day of the Company’s fiscal fourth quarter, or more frequently if circumstances indicate a potential impairment. If it is determined that an impairment has occurred, an impairment loss would be recognized for the amount by which the carrying amount of the asset exceeds its estimated fair value and classified as “Impairment, restructuring and other charges” in the Consolidated Statements of Operations. No impairment, restructuring or other charges from continuing operations were recorded for the three or six months ended April 3, 2010 or March 28, 2009.
INCOME TAXES
The effective tax rate for continuing operations for the three and six months ended April 3, 2010 was 37.3% and 37.9%, respectively, compared to 35.5% for the three and six months ended March 28, 2009. The increase in the effective tax rate for the three and six months ended April 3, 2010 was partially due to the discrete item related to the Medicare Part D subsidy as discussed in “NOTE 10. INCOME TAXES.” The effective tax rate used for interim reporting purposes was based on management’s best estimate of factors impacting the effective tax rate for the full fiscal year. Factors affecting the estimated effective tax rate include assumptions as to income by jurisdiction (domestic and foreign), the availability and utilization of tax credits and the existence of elements of income and expense that may not be taxable or deductible, as well as other items. The estimated effective tax rate is subject to revision in later interim periods and at fiscal year end as facts and circumstances change during the course of the fiscal year. There can be no assurance that the effective tax rate estimated for interim financial reporting purposes will approximate the effective tax rate determined at fiscal year end.
NET INCOME PER COMMON SHARE
The following table (in millions, except per share data) presents information necessary to calculate basic and diluted net income per common share. Basic net income per common share is computed based on the weighted-average number of common shares outstanding each period. Diluted net income per common share is computed based on the weighted-average number of common shares and dilutive potential common shares (stock options, restricted stock, restricted stock units, performance shares and stock appreciation rights) outstanding each period. Stock options with exercise prices greater than the average market price of the underlying common shares are excluded from the computation of diluted net income per common share because the effect of their inclusion would be anti-dilutive. The number of stock options excluded was 0.7 million and 2.4 million for the three-month periods, and 0.7 million and 3.0 million for the six-month periods ended April 3, 2010 and March 28, 2009, respectively.

	THREE MONTHS ENDED		SIX MONTHS ENDED
	APRIL 3,	MARCH 28,	APRIL 3,	MARCH 28,
	2010	2009	2010	2009
	(IN MILLIONS, EXCEPT PER SHARE DATA)
Determination of diluted weighted-average common shares outstanding:
Weighted-average common shares outstanding	66.2	64.9	66.0	64.8
Assumed conversion of dilutive potential common shares	1.2	0.9	1.2	0.9

Diluted weighted-average common shares outstanding	67.4	65.8	67.2	65.7

Basic income per common share from continuing operations	$1.81	$1.29	$1.06	$0.48
Basic loss per common share from discontinued operations	(0.02)	(0.10)	(0.14)	(0.17)

Basic net income per common share	$1.79	$1.19	$0.92	$0.31

Diluted income per common share from continuing operations	$1.78	$1.28	$1.04	$0.47
Diluted loss per common share from discontinued operations	(0.02)	(0.10)	(0.14)	(0.16)

Diluted net income per common share	$1.76	$1.18	$0.90	$0.31

RECENT ACCOUNTING PRONOUNCEMENTS
Business Combinations
In December 2007, the Financial Accounting Standards Board (the “FASB”) issued new accounting guidance on business combinations and noncontrolling interests in consolidated financial statements. The objective is to improve the relevance, representational faithfulness and comparability of the information that a reporting entity provides in its financial reports about a business combination and its effects. The guidance applies to all transactions or other events in which an entity (the “acquirer”) obtains control of one or more businesses (the “acquiree”), including those sometimes referred to as “true mergers” or “mergers of equals” and combinations achieved without the transfer of consideration. In April 2009, the FASB issued additional guidance which addresses application issues arising from contingencies in a business combination. The Company adopted the new guidance beginning October 1, 2009. The Company had no acquisition activity for the six months ended April 3, 2010, and the adoption of the new guidance did not impact the Company’s financial statements and related disclosures.
Noncontrolling Interests in Consolidated Financial Statements
In December 2007, the FASB issued new accounting and reporting guidance for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. The new guidance also changes the way the consolidated financial statements are presented, establishes a single method of accounting for changes in a parent’s ownership interest in a subsidiary that do not result in deconsolidation, requires that a parent recognize a gain or loss in net income when a subsidiary is deconsolidated and expands disclosures in the consolidated financial statements that clearly identify and distinguish between the parent’s ownership interest and the interest of the noncontrolling owners of a subsidiary. The provisions are to be applied prospectively as of the beginning of the fiscal year in which the guidance is adopted, except for the presentation and disclosure requirements, which are to be applied retrospectively for all periods presented. The Company adopted the new guidance beginning October 1, 2009, and the adoption of the new guidance did not impact the Company’s financial statements and related disclosures.
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
Employers’ Disclosures About Postretirement Benefit Plan Assets
In December 2008, the FASB issued new accounting guidance on employers’ disclosures about assets of a defined benefit pension or other postretirement plan. It requires employers to disclose information about fair value measurements of plan assets. The objectives of the disclosures are to provide an understanding of: (a) how investment allocation decisions are made, including the factors that are pertinent to an understanding of investment policies and strategies; (b) the major categories of plan assets; (c) the inputs and valuation techniques used to measure the fair value of plan assets; (d) the effect of fair value measurements using significant unobservable inputs on changes in plan assets for the period; and (e) significant concentrations of risk within plan assets. The Company will adopt this new guidance at September 30, 2010, the next fair value measurement date of its defined benefit pension and retiree medical plans.
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
Variable Interest Entities
In June 2009, the FASB issued new accounting guidance requiring an enterprise to perform an analysis to determine whether the enterprise’s variable interest or interests give it a controlling financial interest in a variable interest entity. The new guidance also requires enhanced disclosures that will provide users of financial statements with more transparent information about an enterprise’s involvement in a variable interest entity. The provisions are effective for the Company’s financial statements for the fiscal year beginning October 1, 2010. The Company is in the process of evaluating the impact that the guidance may have on its financial statements and related disclosures.
NOTE 2. DISCONTINUED OPERATIONS
On July 8, 2009, Scotts Miracle-Gro announced that its wholly-owned subsidiary, Smith & Hawken, Ltd., had adopted a plan to close the Smith & Hawken business. During the Company’s first quarter of fiscal 2010, all Smith & Hawken stores were closed and substantially all operational activities of Smith & Hawken were discontinued. As a result, effective in its first quarter of fiscal 2010, the Company classified Smith & Hawken as discontinued operations. Accordingly, the Company has reclassified its results of operations for the three and six months ended March 28, 2009 to reflect Smith & Hawken as discontinued operations separate from the Company’s results of continuing operations.
In the first six months of fiscal 2010, the Company incurred charges related to the liquidation of the Smith & Hawken business primarily associated with the termination of retail site lease obligations, third-party agency fees and severance and benefit commitments. These charges were partially offset by a gain of approximately $18 million from the sale of the Smith & Hawken intellectual property on December 30, 2009.
The following table summarizes results of Smith & Hawken classified as discontinued operations in the Company’s Condensed, Consolidated Statements of Operations for the three and six months ended April 3, 2010 and March 28, 2009 (in millions).

	THREE MONTHS ENDED		SIX MONTHS ENDED
	APRIL 3,	MARCH 28,	APRIL 3,	MARCH 28,
	2010	2009	2010	2009
Net sales	$—	$19.4	$14.7	$51.3

Operating costs	—	29.3	22.8	68.8
Impairment, restructuring and other charges	1.9	—	18.9	—
Other income, net	—	(0.4)	(17.9)	(1.1)

Loss from discontinued operations before taxes	(1.9)	(9.5)	(9.1)	(16.4)

Income tax expense (benefit) from discontinued operations	(0.5)	(2.8)	0.2	(5.6)

Loss from discontinued operations	$(1.4)	$(6.7)	$(9.3)	$(10.8)

The major classes of assets and liabilities of Smith & Hawken were as follows (in millions):

	APRIL 3,	MARCH 28,	SEPTEMBER 30,
	2010	2009	2009
	(IN MILLIONS)
Inventory	$—	$33.8	$11.5
Other current assets	0.2	7.0	3.3
Property, plant and equipment, net	—	2.0	1.9

Assets of discontinued operations	$0.2	$42.8	$16.7

Accounts payable	$3.1	$10.8	$6.2
Other current liabilities	5.2	5.5	13.2
Other liabilities	—	6.0	2.2

Liabilities of discontinued operations	$8.3	$22.3	$21.6

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
In late April of 2008, in connection with the U.S. EPA’s investigation, the Company conducted a consumer-level recall of certain consumer lawn and garden products and a Scotts LawnService® product. Subsequently, the Company and the U.S. EPA agreed upon a Compliance Review Plan for conducting a comprehensive, independent review of the Company’s product registration records. Pursuant to the Compliance Review Plan, an independent third-party firm, Quality Associates Incorporated (“QAI”), reviewed substantially all of the Company’s U.S. pesticide product registrations and associated advertisements, some of which were historical in nature and no longer related to sales of the Company’s products. The U.S. EPA investigation and the QAI review process resulted in the temporary suspension of sales and shipments of certain products. In addition, as the QAI review process or the Company’s internal review identified potential FIFRA registration issues (some of which appear unrelated to the actions of the former associate), the Company endeavored to stop selling or distributing the affected products until the issues could be resolved. QAI’s review of the Company’s U.S. pesticide product registrations and associated advertisements is now substantially complete. The results of the QAI review process did not materially affect the Company’s fiscal 2009 or year-to-date fiscal 2010 sales and are not expected to materially affect the Company’s sales during the remainder of fiscal 2010.
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
As a result of these registration and recall matters, the Company has reversed sales associated with estimated returns of affected products, recorded charges for affected inventory and recorded other registration and recall-related costs. The impacts of these adjustments were pre-tax charges of $1.7 million and $8.0 million for the three-month periods, and $4.3 million and $15.6 million for the six-month periods ended April 3, 2010 and March 28, 2009, respectively. The Company expects to incur $8.0 to $12.0 million in fiscal 2010 on recall and registration matters, excluding possible fines, penalties, judgments and/or litigation costs. These fiscal 2010 charges primarily consist of costs associated with the reworking of certain finished goods inventories, the potential disposal of certain products and ongoing third-party professional services related to the U.S. EPA and U.S. DOJ investigations.

The U.S. EPA and U.S. DOJ investigations continue and may result in future state, federal or private actions including fines and/or penalties with respect to known or potential additional product registration issues. Until the U.S. EPA and U.S. DOJ investigations are complete, the Company cannot reasonably determine the scope or magnitude of possible liabilities that could result from known or potential product registration issues, and no reserves for these potential liabilities have been established as of April 3, 2010. However, it is possible that such liabilities, including fines, penalties, judgments and/or litigation costs could be material and have an adverse effect on the Company’s financial condition, results of operations or cash flows.
The following tables summarize the impact of the product registration and recall matters on the Company’s results of operations during the three and six months ended April 3, 2010 and March 28, 2009, and on accrued liabilities and inventory reserves as of April 3, 2010 (in millions):

	THREE MONTHS ENDED		SIX MONTHS ENDED
	APRIL 3,	MARCH 28,	APRIL 3,	MARCH 28,
	2010	2009	2010	2009
Net sales — product recalls	$—	$—	$—	$(0.3)
Cost of sales — product recalls	—	—	—	(0.2)
Cost of sales — other charges	0.6	2.5	1.5	3.8

Gross profit	(0.6)	(2.5)	(1.5)	(3.9)
Selling, general and administrative	1.1	5.5	2.8	11.7

Loss from operations	(1.7)	(8.0)	(4.3)	(15.6)
Income tax benefit	0.6	3.0	1.5	5.7

Net loss	$(1.1)	$(5.0)	$(2.8)	$(9.9)

		ADDITIONAL
	RESERVES AT	COSTS AND		RESERVES AT
	SEPTEMBER 30,	CHANGES IN	RESERVES	APRIL 3,
	2009	ESTIMATE	USED	2010
Inventory reserves	$4.1	$0.4	$(0.8)	$3.7
Other incremental costs of sales	4.2	1.1	(1.5)	3.8
Other general and administrative costs	1.4	2.8	(3.4)	0.8

Accrued liabilities and inventory reserves	$9.7	$4.3	$(5.7)	$8.3

NOTE 4. DETAIL OF INVENTORIES, NET
Inventories, net of provisions for slow moving and obsolete inventory of $30.3 million, $28.5 million and $35.3 million as of April 3, 2010, March 28, 2009 and September 30, 2009, respectively, consisted of:

	APRIL 3,	MARCH 28,	SEPTEMBER 30,
	2010	2009	2009
	(IN MILLIONS)
Finished goods	$381.1	$462.6	$239.1
Work-in-process	37.3	46.2	41.5
Raw materials	171.0	158.8	178.3

	$589.4	$667.6	$458.9

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

Under the terms of the Marketing Agreement, the Company performs certain functions, primarily manufacturing conversion, distribution and logistics, and selling and marketing support, on behalf of Monsanto in the conduct of the consumer Roundup® business. The actual costs incurred for these activities are charged to and reimbursed by Monsanto. The Company records costs incurred under the Marketing Agreement for which the Company is the primary obligor on a gross basis, recognizing such costs in “Cost of sales” and the reimbursement of these costs in “Net sales,” with no effect on gross profit or net income. The related net sales and cost of sales were $18.4 million and $15.2 million for the three-month periods, and $35.1 million and $30.8 million for the six-month periods ended April 3, 2010 and March 28, 2009, respectively.
The elements of the net commission earned under the Marketing Agreement and included in “Net sales” are as follows:

	THREE MONTHS ENDED		SIX MONTHS ENDED
	APRIL 3,	MARCH 28,	APRIL 3,	MARCH 28,
	2010	2009	2010	2009
	(IN MILLIONS)		(IN MILLIONS)
Gross commission	$29.9	$18.0	$29.9	$18.0
Contribution expenses	(5.0)	(5.0)	(10.0)	(10.0)
Amortization of marketing fee	(0.2)	(0.2)	(0.4)	(0.4)

Net commission income	24.7	12.8	19.5	7.6
Reimbursements associated with Marketing Agreement	18.4	15.2	35.1	30.8

Total net sales associated with Marketing Agreement	$43.1	$28.0	$54.6	$38.4

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
NOTE 6. DEBT
The components of long-term debt are as follows:

	APRIL 3,	MARCH 28,	SEPTEMBER 30,
	2010	2009	2009
	(IN MILLIONS)
Credit Facilities:
Revolving loans	$720.7	$757.9	$330.4
Term loans	386.4	533.4	456.4
Senior Notes — 7.25%	200.0	—	—
Master Accounts Receivable Purchase Agreement	72.3	275.0	4.2
Notes due to sellers	11.1	12.1	11.0
Foreign bank borrowings and term loans	2.0	6.6	0.5
Other	7.8	7.2	7.6

	1,400.3	1,592.2	810.1
Less current portions	244.3	396.0	160.4

	$1,156.0	$1,196.2	$649.7

In February 2007, Scotts Miracle-Gro and certain of its subsidiaries entered into the following senior secured credit facilities totaling up to $2.15 billion in the aggregate: (a) a senior secured five-year term loan in the principal amount of $560 million and (b) a senior secured five-year revolving loan facility in the aggregate principal amount of up to $1.59 billion. Under the terms of these credit facilities, the Company may request an additional $200 million in revolving credit and/or term credit commitments, subject to approval from the lenders. Borrowings may be made in various currencies including U.S. dollars, Euros, British pounds, Australian dollars and Canadian dollars. Amortization payments on the term loan portion of the credit facilities began on September 30, 2007 and are due quarterly through 2012. As of April 3, 2010, the cumulative total amortization payments on the term loan were $173.6 million, reducing the balance of the Company’s term loans and effectively reducing the amount outstanding under the credit facilities.
As of April 3, 2010, there was $837.6 million of availability under the senior secured credit facilities, including letters of credit. Under the revolving loan facility, the Company has the ability to issue letter of credit commitments up to $65 million. At April 3, 2010, the Company had letters of credit in the aggregate face amount of $31.7 million outstanding.
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
At April 3, 2010, the Company had outstanding interest rate swaps with major financial institutions that effectively converted a portion of variable-rate debt denominated in U.S. dollars to a fixed rate. The swap agreements had a total U.S. dollar notional amount of $450 million at April 3, 2010. Interest payments made between the effective date and expiration date are hedged by the swap agreement, except as noted below. The effective dates, expiration dates and rates of these swap agreements are shown in the table below.

NOTIONAL AMOUNT		EFFECTIVE	EXPIRATION	FIXED
(IN MILLIONS)		DATE (a)	DATE	RATE
$200		2/14/2007	2/14/2012	5.20%
50		2/14/2012	2/14/2016	3.78%
150	(b)	11/16/2009	5/16/2016	3.26%
50	(c)	2/16/2010	5/16/2016	3.05%

(a)	The effective date refers to the date on which interest payments are first hedged by the applicable swap contract.

(b)	Interest payments made during the six-month period beginning November 14 of each year between the effective date and expiration date are hedged by the swap contract.

(c)	Interest payments made during the three-month period beginning February 14 of each year between the effective date and expiration date are hedged by the swap contract.
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
On May 1, 2009, the Company entered into a Master Accounts Receivable Purchase Agreement (the “2009 MARP Agreement”), with an initial stated termination date of May 1, 2010, or such later date as may be mutually agreed by the Company and its lender. The 2009 MARP Agreement provided for the discounted sale, on an uncommitted, revolving basis, of accounts receivable generated by a specified account debtor, with aggregate limits not to exceed $80 million. The 2009 MARP Agreement provided an interest rate that approximated the 7-day LIBOR rate plus 225 basis points.
On May 13, 2010, the Company and its lender entered into a First Amendment to the 2009 MARP Agreement (the “First Amendment”). The First Amendment, which has an effective date of May 1, 2010, extended the stated termination date of the 2009 MARP Agreement through May 12, 2011, or such later date as may be mutually agreed by the Company and its lender. The 2009 MARP Agreement, as amended by the First Amendment, provides an interest rate that approximates the 7-day LIBOR rate plus 125 basis points. The First Amendment did not otherwise modify any substantive provisions of the 2009 MARP Agreement.

The Company accounts for the sale of receivables under the 2009 MARP Agreement, as amended, as short-term debt and continues to carry the receivables on its Condensed, Consolidated Balance Sheet, primarily as a result of the Company’s right to repurchase receivables sold. The caption “Accounts receivable pledged” on the accompanying Condensed, Consolidated Balance Sheets in the amounts of $80.5 million, $370.9 million and $17.0 million as of April 3, 2010, March 28, 2009 and September 30, 2009, respectively, represents the pool of receivables that have been designated as “sold” under the 2009 and 2008 MARP Agreements, as applicable, and serve as collateral for short-term debt thereunder in the amounts of $72.3 million, $275.0 million and $4.2 million, as of those dates, respectively.
Notes Due to Sellers
Notes due to sellers include contingent consideration related to our May 2006 acquisition of certain brands and assets of Turf-Seed, Inc., a leading producer of quality commercial turfgrasses. Payment to the seller is due in the second half of fiscal 2012 and is largely based on the performance of the Company’s consumer and professional seed business for the twelve-month period ending May 16, 2012.
The Company was in compliance with the terms of all borrowing agreements at April 3, 2010.
A description of the Company’s debt instruments and the methods and assumptions used to estimate their fair values is as follows:
Long-Term Debt
The interest rate currently available to the Company fluctuates with the applicable LIBOR rate, prime rate or Federal Funds Effective Rate, and thus the carrying value is a reasonable estimate of fair value.
Senior Notes - 7.25%
The fair value of the Senior Notes can be determined based on the trading of the Senior Notes in the open market. The difference between the carrying value and the fair value of the Senior Notes represents the premium or discount on that date. Based on the trading value on or around April 3, 2010, the carrying value is a reasonable estimate of the fair value of the Senior Notes.
Accounts Receivable Pledged
The interest rate on the short-term debt associated with accounts receivable pledged under the 2009 MARP Agreement fluctuates with the one-week LIBOR rate, and thus the carrying value is a reasonable estimate of fair value.
NOTE 7. COMPREHENSIVE INCOME
The components of other comprehensive income (expense) and total comprehensive income were as follows:

	THREE MONTHS ENDED		SIX MONTHS ENDED
	APRIL 3,	MARCH 28,	APRIL 3,	MARCH 28,
	2010	2009	2010	2009
	(IN MILLIONS)		(IN MILLIONS)
Net income	$118.5	$77.4	$60.8	$20.4
Other comprehensive income (expense):
Change in valuation of derivative instruments	2.9	4.4	5.3	(14.2)
Change in pension and other postretirement amounts	3.0	1.7	8.8	8.1
Foreign currency translation adjustments	5.4	0.6	5.1	10.0

Comprehensive income	$129.8	$84.1	$80.0	$24.3

NOTE 8. RETIREMENT AND RETIREE MEDICAL PLANS COST INFORMATION
The following summarizes the net periodic benefit cost for the various retirement and retiree medical plans sponsored by the Company:

	THREE MONTHS ENDED		SIX MONTHS ENDED
	APRIL 3,	MARCH 28,	APRIL 3,	MARCH 28,
	2010	2009	2010	2009
	(IN MILLIONS)		(IN MILLIONS)
Frozen defined benefit plans	$1.1	$0.9	$2.2	$1.8
International benefit plans	1.7	1.9	3.6	3.7
Retiree medical plan	0.5	0.5	1.1	1.0

NOTE 9. STOCK-BASED COMPENSATION AWARDS
Share-Based Awards
The following is a recap of the share-based awards granted during the periods indicated:

	SIX MONTHS ENDED
	APRIL 3,	MARCH 28,
	2010	2009

Options	363,300	696,100
Restricted stock	—	240,400
Restricted stock units (including deferred stock units)	287,276	218,641
Performance shares	4,200	—

Total share-based awards	654,776	1,155,141

Aggregate fair value at grant dates (in millions)	$16.8	$16.0
At April 3, 2010, approximately 1.1 million common shares authorized for issuance pursuant to The Scotts Miracle-Gro Company Amended and Restated 2006 Long-Term Incentive Plan were not subject to outstanding awards and were available to underlie the grant of new share-based awards.
Total share-based compensation and the deferred tax benefit recognized were as follows for the periods indicated (in millions):

	THREE MONTHS ENDED		SIX MONTHS ENDED
	APRIL 3,	MARCH 28,	APRIL 3,	MARCH 28,
	2010	2009	2010	2009
Share-based compensation	$5.3	$4.4	$8.2	$8.1
Tax benefit recognized	2.0	1.6	3.1	2.9
Stock Options/Stock Appreciation Rights
Aggregate stock option and stock appreciation right (“SAR”) activity consisted of the following for the six months ended April 3, 2010 (options/SARs in millions):

		WTD.
		Avg.
	No. of	Exercise
	Options/SARs	Price
Beginning balance	5.4	$29.36
Granted	0.4	41.60
Exercised	(0.7)	21.07
Forfeited	(0.1)	33.04

Ending balance	5.0	31.29

Exercisable	3.3	$30.33
The following summarizes certain information pertaining to stock option and SAR awards outstanding and exercisable at April 3, 2010 (options/SARs in millions):

	Awards Outstanding			Awards Exercisable
	No. of	WTD. Avg.	WTD. Avg.	No. of	WTD. Avg.	WTD. Avg.
Range of	Options/	Remaining	Exercise	Options/	Exercise	Remaining
Exercise Price	SARs	Life	Price	SARS	Price	Life
$12.72 — $14.61	0.1	0.54	$12.72	0.1	$12.72	0.54
$16.69 — $19.82	0.3	1.48	17.32	0.3	17.32	1.48
$20.12 — $21.65	1.0	6.27	21.46	0.4	21.17	2.89
$24.45 — $28.72	0.6	3.86	25.53	0.6	25.53	3.86
$29.01 — $31.62	0.5	4.78	29.11	0.5	29.07	4.70
$33.25 — $37.48	0.5	5.65	35.73	0.5	35.77	5.59
$37.89 — $39.95	1.3	7.07	38.62	0.6	38.60	6.49
$40.81 — $46.70	0.7	8.26	42.41	0.3	43.25	6.38

	5.0	5.94	$31.29	3.3	$30.33	4.63

The intrinsic value of the stock option and SAR awards outstanding and exercisable at April 3, 2010 was as follows (in millions):

Outstanding	$76.9
Exercisable	53.9
The grant date fair value of stock option awards is estimated using a binomial model and the assumptions in the following table. Expected market price volatility is based on implied volatilities from traded options on Scotts Miracle-Gro’s common shares and historical volatility specific to the common shares. Historical data, including demographic factors impacting historical exercise behavior, is used to estimate stock option exercises and employee terminations within the valuation model. The risk-free interest rate for periods within the contractual life (normally ten years) of the stock option is based on the U.S. Treasury yield curve in effect at the time of grant. The expected life of stock options is based on historical experience and expectations for grants outstanding. The weighted average assumptions for awards granted during the six months ended April 3, 2010 are as follows:

Expected market price volatility	32.1%
Risk-free interest rates	2.8%
Expected dividend yield	1.2%
Expected life of stock options in years	6.00
Estimated weighted-average fair value per stock option	$12.84
Restricted Stock (including Performance Shares)
Restricted stock award activity for the period was as follows:

		Wtd. Avg.
		Grant Date
	No. of	Fair Value
	Shares	per Share
Awards outstanding at September 30, 2009	484,250	$33.44
Granted	4,200	41.62
Vested	(117,450)	44.26
Forfeited	(22,100)	27.30

Awards outstanding at April 3, 2010	348,900	$30.28

Restricted Stock Units (including Deferred Stock Units)
Restricted stock unit award activity for the period was as follows:

		Wtd. Avg.
		Grant Date
	No. of	Fair Value
	Shares	per Share
Awards outstanding at September 30, 2009	253,699	$26.87
Granted	287,276	41.51
Vested	(4,980)	35.59
Forfeited	—	—

Awards outstanding at April 3, 2010	535,995	$34.64

As of April 3, 2010, total unrecognized compensation cost related to non-vested share-based awards amounted to $20.2 million. This cost is expected to be recognized over a weighted-average period of one year. Unearned compensation cost is amortized by grant on the straight-line method over the vesting period, with the amortization expense classified as a component of “Selling, general and administrative” expense within the Condensed, Consolidated Statements of Operations. Vesting periods are generally three years, although compensation expense related to non-vested share-based awards is accelerated for those employees who are eligible for early vesting based on age and service requirements.
During the six months ended April 3, 2010, the total intrinsic value of stock options exercised was $13.9 million. The total fair value of restricted stock and restricted stock units vested during the six months ended April 3, 2010 was $5.2 million and $0.2 million, respectively. Cash received from the exercise of stock options for the six months ended April 3, 2010 was $12.9 million.

NOTE 10. INCOME TAXES
The balance of unrecognized tax benefits related to uncertain tax positions and the amount of related interest and penalties were as follows:

	APRIL 3,	SEPTEMBER 30,
	2010	2009
	(IN MILLIONS)
Unrecognized tax benefits	$6.5	$6.2
Portion that, if recognized, would impact the effective tax rate	6.5	6.4
Accrued penalties on unrecognized tax benefits	0.6	0.6
Accrued interest on unrecognized tax benefits	1.3	1.2
Scotts Miracle-Gro or one of its subsidiaries files income tax returns in the U.S. federal jurisdiction and various state, local and foreign jurisdictions. With few exceptions, the Company is no longer subject to examinations by these tax authorities for fiscal years prior to 2006. The Company is currently under examination by certain foreign and U.S. state and local tax authorities. In regards to the foreign audits, the tax period under investigation is limited to fiscal year 2008. In regards to the U.S. state and local audits, the tax periods under investigation are limited to fiscal years 2005 through 2008. In addition to the aforementioned audits, certain other tax deficiency issues and refund claims for previous years remain unresolved.
The Company currently anticipates that few of its open and active audits will be resolved within the next 12 months. The Company is unable to make a reasonably reliable estimate as to when or if cash settlements with taxing authorities may occur. Although audit outcomes and the timing of audit payments are subject to significant uncertainty, the Company does not anticipate that the resolution of these tax matters or any events related thereto will result in a material change to its consolidated financial position, results of operations or cash flows.
The Company has historically received a federal retiree drug subsidy as it offers retiree prescription drug coverage that is at a minimum as valuable as Medicare Part D coverage. On March 23, 2010, President Obama signed into law the Patient Protection and Affordable Care Act (“PPACA”), which repealed the existing rule that permitted a tax deduction for the portion of the drug coverage expense that was offset by the Medicare Part D subsidy received by the Company. This provision of PPACA was to be effective beginning with the Company’s fiscal 2012 tax year. On March 30, 2010, the President signed into law a companion bill, the Health Care and Education Reconciliation Act of 2010 (“HCERA”). HCERA delayed the effective date of the reduction under PPACA until the Company’s fiscal 2014 tax year. As a result of this new legislation, the Company recorded a $1.9 million charge to tax expense during its second quarter of fiscal 2010 to reduce its deferred tax asset for the portion of the subsidy that will no longer be deductible when paid after fiscal 2013.
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
U.S. Horticultural Supply, Inc. (F/K/A E.C. Geiger, Inc.)
On November 5, 2004, U.S. Horticultural Supply, Inc. (“Geiger”) filed suit against the Company in the U.S. District Court for the Eastern District of Pennsylvania. The complaint alleged that the Company conspired with another distributor, Griffin Greenhouse Supplies, Inc., to restrain trade in the horticultural products market, in violation of Section 1 of the Sherman Antitrust Act. Geiger’s damages expert quantified Geiger’s alleged damages at approximately $3.3 million, which could have been trebled under antitrust laws. Geiger also sought recovery of attorneys’ fees and costs. On January 13, 2009, the U.S. District Court granted the Company’s motion for summary judgment and entered judgment for the Company. Geiger appealed the ruling to the U.S. Court of Appeals for the Third Circuit. The Third Circuit affirmed the District Court’s grant of summary judgment on March 4, 2010.
The Company continues to pursue the collection of funds owed to the Company by Geiger as confirmed by the Company’s April 25, 2005 judgment against Geiger.
Other Regulatory Matters
In 1997, the Ohio Environmental Protection Agency initiated an enforcement action against the Company with respect to alleged surface water violations and inadequate wastewater treatment capabilities at its Marysville, Ohio facility, seeking corrective action under the federal Resource Conservation and Recovery Act of 1976, as amended (“RCRA”). The action related to discharges from on-site waste water treatment and several discontinued on-site disposal areas. Pursuant to a Consent Order entered by the Union County Common Pleas Court in 2002, the Company is actively engaged in restoring the site to eliminate exposure to waste materials from the discontinued on-site disposal areas.
On or about March 19, 2010, the U.S. EPA Region VII issued notice to the Company indicating that the U.S. EPA intends to file an administrative complaint with respect to alleged RCRA violations arising out of an October 28-29, 2008 inspection of the Company’s Fort Madison, Iowa facility. The notice proposes a penalty of $466,977 and offers the Company the opportunity to negotiate a resolution of the proposed penalty before any complaint is filed. The Company made a timely response to the U.S. EPA and agreed to enter into pre-filing negotiations. Settlement discussions are underway.
At April 3, 2010, $2.5 million was accrued for other regulatory matters in the “Other liabilities” line in the Condensed, Consolidated Balance Sheet. The amounts accrued are believed to be adequate to cover such known environmental exposures based on current facts and estimates of likely outcomes. However, if facts and circumstances change significantly, they could result in a material adverse effect on the Company’s financial condition, results of operations or cash flows.
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
The Company formally designates and documents qualifying instruments as hedges of underlying exposures at inception. The Company formally assesses, both at inception and at least quarterly, whether the financial instruments used in hedging transactions are effective at offsetting changes in either the fair value or cash flows of the related underlying exposure. Fluctuations in the value of these instruments generally are offset by changes in the fair value or cash flows of the underlying exposures being hedged. This offset is driven by the high degree of effectiveness between the exposure being hedged and the hedging instrument. GAAP requires all derivative instruments to be recognized as either assets or liabilities at fair value in the Condensed, Consolidated Balance Sheets. The Company designates commodity hedges as cash flow hedges of forecasted purchases of commodities and interest rate swap agreements as cash flow hedges of interest payments on variable rate borrowings. Any ineffective portion of a change in the fair value of a qualifying instrument is immediately recognized in earnings. The amounts recorded in earnings related to ineffectiveness of derivative hedges for the three- and six-month periods ended April 3, 2010 and March 28, 2009 were not significant.
Foreign Currency Swap Contracts
The Company periodically uses foreign currency swap contracts to manage the exchange rate risk associated with intercompany loans with foreign subsidiaries that are denominated in local currencies. The fair value of foreign currency swap contracts is determined based on changes in spot rates. The unrealized loss on the foreign currency swap contracts approximates the unrealized gain on the intercompany loans recognized by the Company’s lending subsidiaries. At April 3, 2010, there were no outstanding foreign currency swap contracts.
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
At April 3, 2010 and March 28, 2009, the Company had outstanding interest rate swap agreements with major financial institutions that effectively converted a portion of the Company’s variable-rate debt to a fixed rate. The swap agreements had a total U.S. dollar equivalent notional amount of $450 million and $850 million at April 3, 2010 and March 28, 2009, respectively. Refer to “NOTE 6. DEBT” for the terms of the swap agreements outstanding at April 3, 2010. Included in the AOCI balance at April 3, 2010 was a pre-tax loss of $11.9 million related to interest rate swap agreements that is expected to be reclassified to earnings during the next 12 months, consistent with the timing of the underlying hedged transactions.
Commodity Hedges
The Company had outstanding hedging arrangements at April 3, 2010 designed to fix the price of a portion of its urea needs. The contracts are designated as hedges of the Company’s exposure to future cash flow fluctuations associated with the cost of urea. The objective of the hedges is to mitigate the earnings and cash flow volatility attributable to the risk of changing prices. Unrealized gains or losses in the fair value of these contracts are recorded to the AOCI component of shareholders’ equity. Realized gains or losses remain as a component of AOCI until the related inventory is sold. Upon sale of the underlying inventory, the gain or loss is reclassified to cost of sales. Included in the AOCI balance at April 3, 2010 was a pre-tax gain of $0.5 million related to urea derivatives that is expected to be reclassified to earnings during the next 12 months, consistent with the timing of the underlying hedged transactions.
Periodically, the Company also uses fuel derivatives to partially mitigate the effect of fluctuating diesel and gasoline costs on operating results. Fuel derivatives used by the Company that do not qualify for hedge accounting treatment in accordance with GAAP are marked-to-market, with unrealized gains and losses on open contracts and realized gains or losses on settled contracts recorded as an element of cost of sales.
Beginning in fiscal 2009, the Company entered into fuel derivatives for its Scotts LawnService® business that qualify for hedge accounting treatment. Unrealized gains or losses in the fair value of these contracts are recorded to the AOCI component of shareholders’ equity except for any ineffective portion of the change in fair value, which is immediately recorded in earnings. For the effective portion of the change in fair value, realized gains or losses remain as a component of AOCI until the related fuel is consumed by the Scotts LawnService® service vehicles. Upon consumption of the fuel, the gain or loss is reclassified to cost of sales. Included in the AOCI balance at April 3, 2010 was a pre-tax gain of $0.1 million related to fuel derivatives that is expected to be reclassified to earnings during the next 12 months, consistent with the timing of the underlying hedged transactions.
As of April 3, 2010, the Company had the following outstanding commodity contracts that were entered into to hedge forecasted purchases:

Commodity	Volume
Urea	77,000 tons
Diesel	2,058,000 gallons
Gasoline	252,000 gallons
Fair Values of Derivative Instruments
The fair values of the Company’s derivative instruments were as follows (in millions):

	ASSETS / (LIABILITIES)
		APRIL 3,	MARCH 28,	SEPTEMBER 30,
DERIVATIVES DESIGNATED AS HEDGING		2010	2009	2009
INSTRUMENTS	BALANCE SHEET LOCATION	FAIR VALUE
Interest rate swap agreements	Other assets	$2.3	$—	$—
	Other current liabilities	(11.8)	—	—
	Other liabilities	(6.9)	(36.0)	(23.7)

Commodity hedging instruments	Prepaid and other current assets	0.8	—	0.1
	Other current liabilities	—	(2.6)	—

Total derivatives designated as hedging instruments		$(15.6)	$(38.6)	$(23.6)

DERIVATIVES NOT DESIGNATED AS HEDGING INSTRUMENTS (1)
Foreign currency swap contracts	Other current liabilities	$—	$—	$(3.9)
Commodity hedging instruments	Prepaid and other current assets	0.1	—	0.1
	Other current liabilities	—	(0.6)	(0.1)

Total derivatives not designated as hedging instruments (1)		$0.1	$(0.6)	$(3.9)

Total derivatives		$(15.5)	$(39.2)	$(27.5)

(1)	See discussion above for additional information regarding the Company’s purpose for entering into derivatives not designated as hedging instruments and its overall risk management strategy.
Refer to “NOTE 13. FAIR VALUE MEASUREMENTS” for the Company’s fair value measurements of derivative instruments as they relate to the valuation hierarchy.
The effect of derivative instruments on AOCI and the Condensed, Consolidated Statements of Operations for the three- and six-month periods ended April 3, 2010 and March 28, 2009 was as follows:

	AMOUNT OF GAIN / (LOSS) RECOGNIZED IN AOCI
	(IN MILLIONS)
	THREE MONTHS ENDED		SIX MONTHS ENDED
	APRIL 3,	MARCH 28,	APRIL 3,	MARCH 28,
DERIVATIVES IN CASH FLOW HEDGING RELATIONSHIPS	2010	2009	2010	2009
Interest rate swap agreements	$(5.0)	$(5.0)	$(6.6)	$(17.6)
Commodity hedging instruments	(0.3)	1.0	2.1	(7.0)

Total	$(5.3)	$(4.0)	$(4.5)	$(24.6)

		AMOUNT OF GAIN / (LOSS) RECLASSIFIED FROM AOCI
		INTO EARNINGS (IN MILLIONS)
	LOCATION OF GAIN / (LOSS)	THREE MONTHS ENDED		SIX MONTHS ENDED
DERIVATIVES IN CASH FLOW	RECLASSIFIED FROM	APRIL 3,	MARCH 28,	APRIL 3,	MARCH 28,
HEDGING RELATIONSHIPS	AOCI INTO EARNINGS	2010	2009	2010	2009
Interest rate swap agreements	Interest expense	$(6.0)	$(5.1)	$(11.5)	$(7.5)
Commodity hedging instruments	Cost of sales	(2.2)	(3.1)	(2.8)	(3.0)

Total		$(8.2)	$(8.2)	$(14.3)	$(10.5)

		AMOUNT OF GAIN / (LOSS) RECOGNIZED IN EARNINGS
	LOCATION OF GAIN /	(IN MILLIONS)
	(LOSS)	THREE MONTHS ENDED		SIX MONTHS ENDED
DERIVATIVES NOT DESIGNATED AS	RECOGNIZED IN	APRIL 3,	MARCH 28,	APRIL 3,	MARCH 28,
HEDGING INSTRUMENTS	EARNINGS	2010	2009	2010	2009
Foreign currency swap contracts	Interest expense	$—	$—	$0.7	$(6.4)
Commodity hedging instruments	Cost of sales	(0.1)	(0.6)	(0.1)	(0.6)

Total		$(0.1)	$(0.6)	$0.6	$(7.0)

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
These derivative instruments are classified within Level 2 of the valuation hierarchy and are included within “Other assets” and “Other liabilities” in the Company’s Condensed, Consolidated Balance Sheets, except for derivative instruments expected to be settled within the next 12 months, which are included within “Prepaid and other current assets” and “Other current liabilities.”
For further information on the Company’s derivative instruments, refer to “NOTE 12. DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES.”
Other
Other financial assets consist of investment securities in non-qualified retirement plan assets. These securities are valued using observable market prices in active markets. These investment securities are classified within Level 1 of the valuation hierarchy and are included within “Other assets” in the Company’s Condensed, Consolidated Balance Sheets.

The following table presents the Company’s financial assets and liabilities measured at fair value on a recurring basis at April 3, 2010 (in millions):

	Quoted Prices in
	Active Markets for	Significant Other	Unobservable
	Identical Assets	Observable Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)	Total
Assets
Derivatives
Interest rate swap agreements	$—	$2.3	$—	$2.3
Commodity hedging instruments	—	0.9	—	0.9
Other	6.7	—	—	6.7

Total	$6.7	$3.2	$—	$9.9

Liabilities
Derivatives
Interest rate swap agreements	$—	$(18.7)	$—	$(18.7)

Total	$—	$(18.7)	$—	$(18.7)

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
NOTE 14. ACQUISITIONS
Effective October 1, 2008, the Company acquired Humax Horticulture Limited, a privately-owned growing media company in the United Kingdom, for a total cost of $9.3 million. There was no acquisition activity in the first six months of fiscal 2010.
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
The Global Consumer segment consists of the North American Consumer and International Consumer business groups. The business groups comprising this segment manufacture, market and sell dry, granular slow-release lawn fertilizers, combination lawn fertilizer and control products, grass seed, spreaders, water-soluble, liquid and continuous release garden and indoor plant foods, plant care products, potting, garden and lawn soils, mulches and other growing media products, wild bird food, pesticide and rodenticide products. Products are marketed to mass merchandisers, home centers, large hardware chains, warehouse clubs, distributors, garden centers and grocers in the United States, Canada, Europe, Latin America, and Australia.
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

	THREE MONTHS ENDED		SIX MONTHS ENDED
	APRIL 3,	MARCH 28,	APRIL 3,	MARCH 28,
	2010	2009	2010	2009
	(IN MILLIONS)		(IN MILLIONS)
Net sales:
Global Consumer	$1,014.7	$840.6	$1,228.7	$1,028.9
Global Professional	78.0	67.5	133.4	127.0
Scotts LawnService®	30.6	32.8	63.6	71.6

Segment total	1,123.3	940.9	1,425.7	1,227.5
Roundup® amortization	(0.2)	(0.2)	(0.4)	(0.4)
Product registration and recall matters-returns	—	—	—	(0.3)

Consolidated	$1,123.1	$940.7	$1,425.3	$1,226.8

Operating income (loss):
Global Consumer	$254.5	$199.5	$217.5	$164.0
Global Professional	7.7	7.8	8.4	21.6
Scotts LawnService®	(14.4)	(16.1)	(21.3)	(23.9)
Corporate & Other	(37.1)	(33.7)	(56.0)	(59.0)

Segment total	210.7	157.5	148.6	102.7
Roundup® amortization	(0.2)	(0.2)	(0.4)	(0.4)
Other amortization	(2.5)	(2.9)	(5.2)	(6.2)
Product registration and recall matters	(1.7)	(8.0)	(4.3)	(15.6)

Consolidated	$206.3	$146.4	$138.7	$80.5

	APRIL 3,	MARCH 28,	SEPTEMBER 30,
	2010	2009	2009
	(IN MILLIONS)
Total assets:
Global Consumer	$2,341.5	$2,307.7	$1,504.5
Global Professional	308.4	280.4	334.1
Scotts LawnService®	166.7	175.0	176.1
Corporate & Other	235.0	204.8	205.4

Consolidated	$3,051.6	$2,967.9	$2,220.1

Total assets reported for the Company’s operating segments include the intangible assets associated with the acquired businesses within those segments. Corporate & Other assets primarily include deferred financing and debt issuance costs, corporate intangible assets and deferred tax assets, and Smith & Hawken assets.
NOTE 16. FINANCIAL INFORMATION FOR SUBSIDIARY GUARANTORS AND NON-GUARANTORS
The Senior Notes issued by Scotts Miracle-Gro on January 14, 2010 are guaranteed by certain of its domestic subsidiaries and, therefore, the Company has disclosed condensed, consolidating financial information in accordance with SEC Regulation S-X Rule 3-10, Financial Statements of Guarantors and Issuers of Guaranteed Securities Registered or Being Registered. The following 100% directly or indirectly owned subsidiaries fully and unconditionally guarantee the Senior Notes on a joint and several basis: EG Systems, Inc., dba Scotts LawnService®; Gutwein & Co., Inc.; Hyponex Corporation; Miracle-Gro Lawn Products, Inc.; OMS Investments, Inc.; Rod McLellan Company; Sanford Scientific, Inc.; Scotts Temecula Operations, LLC; Scotts Manufacturing Company; Scotts Products Co.; Scotts Professional Products Co.; Scotts-Sierra Crop Protection Company; Scotts-Sierra Horticultural Products Company; Scotts-Sierra Investments, Inc.; SMG Growing Media, Inc.; Swiss Farms Products, Inc.; and The Scotts Company LLC (collectively, the “Guarantors”). Teak 2, Ltd., f/k/a Smith & Hawken, Ltd., was released from its guarantee under the Senior Notes on March 18, 2010. Accordingly, Teak 2, Ltd. has been classified as a Non-Guarantor for all periods presented in the condensed, consolidating financial information accompanying this Note 16.
The following information presents condensed, consolidating Statements of Operations for the three-month and six-month periods ended April 3, 2010 and March 28, 2009 and condensed, consolidating Statements of Cash Flows for the six-month periods ended

April 3, 2010 and March 28, 2009, and condensed, consolidating Balance Sheets as of April 3, 2010, March 28, 2009 and September 30, 2009. The condensed, consolidating financial information presents, in separate columns, financial information for: Scotts Miracle-Gro on a Parent-only basis, carrying its investment in subsidiaries under the equity method; Guarantors on a combined basis, carrying investments in subsidiaries which do not guarantee the debt (collectively, the “Non-Guarantors”) under the equity method; Non-Guarantors on a combined basis; and eliminating entries. The eliminating entries primarily reflect intercompany transactions, such as interest expense, accounts receivable and payable, short and long-term debt, and the elimination of equity investments and income in subsidiaries. Because the Parent is obligated to pay the unpaid principal amount and interest on all amounts borrowed by the Guarantors or Non-Guarantors under the senior secured five-year revolving loan facility, the borrowings and related interest expense for the revolving loans outstanding of the Guarantors and Non-Guarantors are also presented in the accompanying Parent-only financial information, and are then eliminated.

The Scotts Miracle-Gro Company
Condensed, Consolidating Statement of Operations
for the three months ended April 3, 2010
(in millions)

		Subsidiary	Non-
	Parent	Guarantors	Guarantors	Eliminations	Consolidated

Net sales	$—	$891.0	$232.1	$—	$1,123.1
Cost of sales	—	533.8	152.7	—	686.5
Cost of sales — product registration and recall matters	—	0.6	—	—	0.6

Gross profit	—	356.6	79.4	—	436.0

Operating expenses:
Selling, general and administrative	—	177.6	50.8	—	228.4
Product registration and recall matters	—	1.1	—	—	1.1
Other expense (income), net	—	0.8	(0.6)	—	0.2

Income from operations	—	177.1	29.2	—	206.3

Equity income in subsidiaries	(122.3)	(16.0)	—	138.3	—
Other non-operating income	(8.7)	—	—	8.7	—
Interest expense	12.7	9.5	1.6	(8.7)	15.1

Income from continuing operations before taxes	118.3	183.6	27.6	(138.3)	191.2

Income tax (benefit) expense from continuing operations	(0.2)	61.6	9.9	—	71.3

Income from continuing operations	118.5	122.0	17.7	(138.3)	119.9

Loss from discontinued operations, net of tax	—	—	(1.4)	—	(1.4)

Net income	$118.5	$122.0	$16.3	$(138.3)	$118.5

The Scotts Miracle-Gro Company
Condensed, Consolidating Statement of Operations
for the six months ended April 3, 2010
(in millions)

		Subsidiary	Non-
	Parent	Guarantors	Guarantors	Eliminations	Consolidated

Net sales	$—	$1,103.1	$322.2	$—	$1,425.3
Cost of sales	—	700.8	221.9	—	922.7
Cost of sales — product registration and recall matters	—	1.5	—	—	1.5

Gross profit	—	400.8	100.3	—	501.1

Operating expenses:
Selling, general and administrative	—	281.0	85.0	—	366.0
Product registration and recall matters	—	2.8	—	—	2.8
Other income, net	—	(4.0)	(2.4)	—	(6.4)

Income from operations	—	121.0	17.7	—	138.7

Equity income in subsidiaries	(65.1)	(0.1)	—	65.2	—
Other non-operating income	(16.1)	—	—	16.1	—
Interest expense	20.8	18.1	3.0	(16.1)	25.8

Income from continuing operations before taxes	60.4	103.0	14.7	(65.2)	112.9

Income tax (benefit) expense from continuing operations	(0.4)	37.9	5.3	—	42.8

Income from continuing operations	60.8	65.1	9.4	(65.2)	70.1

Loss from discontinued operations, net of tax	—	—	(9.3)	—	(9.3)

Net income	$60.8	$65.1	$0.1	$(65.2)	$60.8

The Scotts Miracle-Gro Company
Condensed, Consolidating Statement of Cash Flows
for the six months ended April 3, 2010
(in millions)

		Subsidiary	Non-
	Parent	Guarantors	Guarantors	Eliminations	Consolidated

NET CASH USED IN OPERATING ACTIVITIES	$(2.3)	$(494.7)	$(114.4)	$—	$(611.4)

INVESTING ACTIVITIES
Proceeds from sale of long-lived assets	—	23.6	—	—	23.6
Investments in property, plant and equipment	—	(36.2)	(1.7)	—	(37.9)
Investments in intellectual property	—	—	—	—	—
Investments in acquired businesses, net of cash acquired	—	—	—	—	—

Net cash used in investing activities	—	(12.6)	(1.7)	—	(14.3)

FINANCING ACTIVITIES
Borrowings under revolving and bank lines of credit and term loans	—	544.8	300.7	—	845.5
Repayments under revolving and bank lines of credit and term loans	—	(324.6)	(115.8)	—	(440.4)
Proceeds from issuance of 7.25% Senior Notes, net of discount	198.5				198.5
Financing and issuance fees	(5.5)	—	—	—	(5.5)
Dividends paid	(17.6)	—	—	—	(17.6)
Payments on seller notes	—	—	—	—	—
Excess tax benefits from share-based payment arrangements	—	3.7	—	—	3.7
Cash received from exercise of stock options	12.9	—	—	—	12.9
Intercompany financing	(186.0)	278.8	(92.8)	—	—

Net cash provided by financing activities	2.3	502.7	92.1	—	597.1

Effect of exchange rate changes on cash	—	—	(3.7)	—	(3.7)

Net decrease in cash and cash equivalents	—	(4.6)	(27.7)	—	(32.3)
Cash and cash equivalents, beginning of period	—	7.6	64.0	—	71.6

Cash and cash equivalents, end of period	$—	$3.0	$36.3	$—	$39.3

The Scotts Miracle-Gro Company
Condensed, Consolidating Balance Sheet
As of April 3, 2010
(in millions)

		Subsidiary	Non-
	Parent	Guarantors	Guarantors	Eliminations	Consolidated

ASSETS
Current assets:
Cash and cash equivalents	$—	$3.0	$36.3	$—	$39.3
Accounts receivable, net	—	751.1	261.8	—	1,012.9
Accounts receivable pledged	—	80.5	—	—	80.5
Inventories, net	—	460.2	129.2	—	589.4
Prepaid and other current assets	—	148.5	50.0	—	198.5

Total current assets	—	1,443.3	477.3	—	1,920.6

Property, plant and equipment, net	—	320.9	56.2	—	377.1
Goodwill	—	305.2	66.1	—	371.3
Intangible assets, net	—	296.2	57.3	—	353.5
Other assets	12.7	17.8	40.0	(41.4)	29.1
Equity investment in subsidiaries	671.7	—	—	(671.7)	—
Intercompany assets	913.9	—	—	(913.9)	—

Total assets	$1,598.3	$2,383.4	$696.9	$(1,627.0)	$3,051.6

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current portion of debt	$168.0	$74.3	$2.0	$—	$244.3
Accounts payable	—	232.7	86.9	—	319.6
Other current liabilities	3.5	294.1	143.9	—	441.5

Total current liabilities	171.5	601.1	232.8	—	1,005.4

Long-term debt	749.0	347.6	390.0	(330.6)	1,156.0
Other liabilities	4.1	195.9	57.9	(41.4)	216.5
Equity investment in subsidiaries	—	75.8	—	(75.8)	—
Intercompany liabilities	—	490.0	93.3	(583.3)	—

Total liabilities	924.6	1,710.4	774.0	(1,031.1)	2,377.9

Shareholders’ equity	673.7	673.0	(77.1)	(595.9)	673.7

Total liabilities and shareholders’ equity	$1,598.3	$2,383.4	$696.9	$(1,627.0)	$3,051.6

The Scotts Miracle-Gro Company
Condensed, Consolidating Statement of Operations
for the three months ended March 28, 2009
(in millions)

		Subsidiary	Non-
	Parent	Guarantors	Guarantors	Eliminations	Consolidated

Net sales	$—	$748.5	$192.2	$—	$940.7
Cost of sales	—	454.0	127.9	—	581.9
Cost of sales — product registration and recall matters	—	2.5	—	—	2.5

Gross profit	—	292.0	64.3	—	356.3

Operating expenses:
Selling, general and administrative	—	163.9	40.1	—	204.0
Product registration and recall matters	—	5.5	—	—	5.5
Other expense, net	—	0.2	0.2	—	0.4

Income from operations	—	122.4	24.0	—	146.4

Equity income in subsidiaries	(78.3)	(6.8)	—	85.1	—
Other non-operating income	(10.3)	—	—	10.3	—
Interest expense	11.0	12.3	2.9	(10.3)	15.9

Income from continuing operations before taxes	77.6	116.9	21.1	(85.1)	130.5

Income tax expense from continuing operations	0.2	38.7	7.5	—	46.4

Income from continuing operations	77.4	78.2	13.6	(85.1)	84.1

Loss from discontinued operations, net of tax	—	—	(6.7)	—	(6.7)

Net income	$77.4	$78.2	$6.9	$(85.1)	$77.4

The Scotts Miracle-Gro Company
Condensed, Consolidating Statement of Operations
for the six months ended March 28, 2009
(in millions)

		Subsidiary	Non-
	Parent	Guarantors	Guarantors	Eliminations	Consolidated

Net sales	$—	$942.5	$284.3	$—	$1,226.8
Cost of sales	—	606.3	183.1	—	789.4
Cost of sales — product registration and recall matters	—	3.8	—	—	3.8

Gross profit	—	332.4	101.2	—	433.6

Operating expenses:
Selling, general and administrative	—	268.6	74.1	—	342.7
Product registration and recall matters	—	11.7	—	—	11.7
Other (income) expense, net	—	(1.6)	0.3	—	(1.3)

Income from operations	—	53.7	26.8	—	80.5

Equity income in subsidiaries	(21.3)	(2.1)	—	23.4	—
Other non-operating income	(18.9)	—	—	18.9	—
Interest expense	20.3	24.1	6.7	(18.9)	32.2

Income from continuing operations before taxes	19.9	31.7	20.1	(23.4)	48.3

Income tax (benefit) expense from continuing operations	(0.5)	10.5	7.1	—	17.1

Income from continuing operations	20.4	21.2	13.0	(23.4)	31.2

Loss from discontinued operations, net of tax	—	—	(10.8)	—	(10.8)

Net income	$20.4	$21.2	$2.2	$(23.4)	$20.4

The Scotts Miracle-Gro Company
Condensed, Consolidating Statement of Cash Flows
for the six months ended March 28, 2009
(in millions)

		Subsidiary	Non-
	Parent	Guarantors	Guarantors	Eliminations	Consolidated

NET CASH USED IN OPERATING ACTIVITIES	$(1.7)	$(428.7)	$(188.5)	$—	$(618.9)

INVESTING ACTIVITIES
Proceeds from sale of long-lived assets	—	0.8	—	—	0.8
Investments in property, plant and equipment	—	(15.8)	(3.3)	—	(19.1)
Investments in intellectual property	—	(1.0)	—	—	(1.0)
Investments in acquired businesses, net of cash acquired	—	—	(9.3)	—	(9.3)

Net cash used in investing activities	—	(16.0)	(12.6)	—	(28.6)

FINANCING ACTIVITIES
Borrowings under revolving and bank lines of credit and term loans	—	608.8	286.5	—	895.3
Repayments under revolving and bank lines of credit and term loans	—	(171.9)	(98.6)	—	(270.5)
Dividends paid	(17.1)	—	—	—	(17.1)
Payments on seller notes	—	(0.8)	—	—	(0.8)
Excess tax benefits from share-based payment arrangements	—	0.9	—	—	0.9
Cash received from exercise of stock options	4.1	—	—	—	4.1
Intercompany financing	14.7	11.0	(25.7)	—	—

Net cash provided by financing activities	1.7	448.0	162.2	—	611.9

Effect of exchange rate changes on cash	—	—	(1.0)	—	(1.0)

Net increase (decrease) in cash and cash equivalents	—	3.3	(39.9)	—	(36.6)
Cash and cash equivalents, beginning of period	—	4.5	80.2	—	84.7

Cash and cash equivalents, end of period	$—	$7.8	$40.3	$—	$48.1

The Scotts Miracle-Gro Company
Condensed, Consolidating Balance Sheet
As of March 28, 2009
(in millions)

		Subsidiary	Non-
	Parent	Guarantors	Guarantors	Eliminations	Consolidated

ASSETS
Current assets:
Cash and cash equivalents	$—	$7.8	$40.3	$—	$48.1
Accounts receivable, net	—	351.4	286.1	—	637.5
Accounts receivable pledged	—	370.9	—	—	370.9
Inventories, net	—	491.1	176.5	—	667.6
Prepaid and other current assets	—	110.0	49.9	—	159.9

Total current assets	—	1,331.2	552.8	—	1,884.0

Property, plant and equipment, net	—	287.0	48.5	—	335.5
Goodwill	—	305.3	62.7	—	368.0
Intangible assets, net	—	300.4	61.1	—	361.5
Other assets	17.1	11.9	42.0	(52.1)	18.9
Equity investment in subsidiaries	447.1	—	—	(447.1)	—
Intercompany assets	881.5	—	—	(881.5)	—

Total assets	$1,345.7	$2,235.8	$767.1	$(1,380.7)	$2,967.9

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current portion of debt	$112.0	$277.4	$6.6	$—	$396.0
Accounts payable	—	253.1	99.2	—	352.3
Other current liabilities	1.3	242.0	139.4	—	382.7

Total current liabilities	113.3	772.5	245.2	—	1,131.0

Long-term debt	753.0	348.5	426.3	(331.6)	1,196.2
Other liabilities	26.2	156.0	57.4	(52.1)	187.5
Equity investment in subsidiaries	—	79.0	—	(79.0)	—
Intercompany liabilities	—	431.4	118.5	(549.9)	—

Total liabilities	892.5	1,787.4	847.4	(1,012.6)	2,514.7

Shareholders’ equity	453.2	448.4	(80.3)	(368.1)	453.2

Total liabilities and shareholders’ equity	$1,345.7	$2,235.8	$767.1	$(1,380.7)	$2,967.9

The Scotts Miracle-Gro Company
Condensed, Consolidating Balance Sheet
As of September 30, 2009
(in millions)

		Subsidiary	Non-
	Parent	Guarantors	Guarantors	Eliminations	Consolidated

ASSETS
Current assets:
Cash and cash equivalents	$—	$7.0	$64.6	$—	$71.6
Accounts receivable, net	—	269.1	115.2	—	384.3
Accounts receivable pledged	—	17.0	—	—	17.0
Inventories, net	—	328.9	130.0	—	458.9
Prepaid and other current assets	—	112.4	46.7	—	159.1

Total current assets	—	734.4	356.5	—	1,090.9

Property, plant and equipment, net	—	306.1	63.6	—	369.7
Goodwill	—	305.1	70.1	—	375.2
Intangible assets, net	—	299.2	65.0	—	364.2
Other assets	12.5	14.4	41.3	(48.1)	20.1
Equity investment in subsidiaries	579.4	—	—	(579.4)	—
Intercompany assets	798.7	—	—	(798.7)	—

Total assets	$1,390.6	$1,659.2	$596.5	$(1,426.2)	$2,220.1

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current portion of debt	$154.0	$5.9	$0.5	$—	$160.4
Accounts payable	—	125.3	64.7	—	190.0
Other current liabilities	1.5	263.1	141.8	—	406.4

Total current liabilities	155.5	394.3	207.0	—	756.8

Long-term debt	632.8	125.7	221.6	(330.4)	649.7
Other liabilities	17.8	192.8	66.6	(48.1)	229.1
Equity investment in subsidiaries	—	82.9	—	(82.9)	—
Intercompany liabilities	—	282.6	185.7	(468.3)	—

Total liabilities	806.1	1,078.3	680.9	(929.7)	1,635.6

Shareholders’ equity	584.5	580.9	(84.4)	(496.5)	584.5

Total liabilities and shareholders’ equity	$1,390.6	$1,659.2	$596.5	$(1,426.2)	$2,220.1

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The purpose of this discussion is to provide an understanding of the financial condition and results of operations of The Scotts Miracle-Gro Company (“Scotts Miracle-Gro”) and its subsidiaries (collectively, together with Scotts Miracle-Gro, the “Company,” “we” or “us”) by focusing on changes in certain key measures from year-to-year. Management’s Discussion and Analysis is divided into the following sections:
•	Executive summary
•	Results of operations
•	Segment results
•	Liquidity and capital resources
•	Regulatory matters
•	Critical accounting policies and estimates
EXECUTIVE SUMMARY
We are dedicated to delivering strong, consistent financial results and outstanding shareholder returns by providing products of superior quality and value in order to enhance consumers’ outdoor living environments. We are a leading manufacturer and marketer of consumer branded non-durable products for lawn and garden care and professional horticulture products in North America and Europe. We are Monsanto’s exclusive agent for the marketing and distribution of consumer Roundup® non-selective herbicide products within the United States and other contractually specified countries. We have a presence in similar consumer branded and professional horticulture products in Australia, the Far East, Latin America and South America. In the United States, we operate Scotts LawnService®, the second largest residential lawn care service business. Our continuing operations are divided into the following reportable segments: Global Consumer, Global Professional, Scotts LawnService® and Corporate & Other. The Corporate & Other segment consists of corporate general and administrative expenses.
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

Management focuses on a variety of key indicators and operating metrics to monitor the financial condition and performance of the continuing operations of our business. These metrics include consumer purchases (retail point-of-sale data), market share, category growth, net sales (including unit volume, pricing, product mix and foreign exchange movements), organic sales growth (net sales growth excluding the impact of foreign exchange movements, product recalls and acquisitions), gross profit margins, income from operations, income from continuing operations, net income and earnings per share. To the extent applicable, these measures are evaluated with and without impairment, restructuring and other charges, which management believes are not indicative of the ongoing earnings capabilities of our businesses. We also focus on measures to optimize cash flow and return on invested capital, including the management of working capital and capital expenditures.
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
In late April of 2008, in connection with the U.S. EPA’s investigation, we conducted a consumer-level recall of certain consumer lawn and garden products and a Scotts LawnService® product. Subsequently, the Company and the U.S. EPA agreed upon a Compliance Review Plan for conducting a comprehensive, independent review of our product registration records. Pursuant to the Compliance Review Plan, an independent third-party firm, Quality Associates Incorporated (“QAI”), reviewed substantially all of our U.S. pesticide product registrations and associated advertising, some of which were historical in nature and no longer related to sales of our products. The U.S. EPA investigation and the QAI review process resulted in the temporary suspension of sales and shipments of certain products. In addition, as the QAI review process or our internal review identified potential FIFRA registration issues (some of which appear unrelated to the actions of the former associate), we endeavored to stop selling or distributing the affected products until the issues could be resolved. QAI’s review of our U.S. pesticide product registrations and associated advertisements is now substantially complete. The results of the QAI review process did not materially affect the Company’s fiscal 2009 or year-to-date fiscal 2010 sales and are not expected to materially affect the Company’s sales during the remainder of fiscal 2010.
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
As a result of these registration and recall matters, we have reversed sales associated with estimated returns of affected products, recorded charges for affected inventory and recorded other registration and recall-related costs. The impacts of these adjustments were pre-tax charges of $1.7 million and $8.0 million for the three-month periods, and $4.3 million and $15.6 million for the six-month periods ended April 3, 2010 and March 28, 2009, respectively. We expect to incur $8.0 to $12.0 million in fiscal 2010 on recall and registration matters, excluding possible fines, penalties, judgments and/or litigation costs. These fiscal 2010 charges primarily consist of costs associated with the reworking of certain finished goods inventories, the potential disposal of certain products and ongoing third-party professional services related to the U.S. EPA and U.S. DOJ investigations.
The U.S. EPA and U.S. DOJ investigations continue and may result in future state, federal or private actions including fines and/or penalties with respect to known or potential additional product registration issues. Until the U.S. EPA and U.S. DOJ investigations are complete, we cannot reasonably determine the scope or magnitude of possible liabilities that could result from known or potential product registration issues, and no reserves for these potential liabilities have been established as of April 3, 2010. However, it is possible that such liabilities, including fines, penalties, judgments and/or litigation costs could be material and have an adverse effect on our financial condition, results of operations or cash flows.

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
RESULTS OF OPERATIONS
Beginning in our first quarter of fiscal 2010, we classified Smith & Hawken as a discontinued operation. Accordingly, we have reclassified our results of operations for the three- and six-month periods ended March 28, 2009 to reflect Smith & Hawken as discontinued operations separate from our results of continuing operations. As a result, and unless specifically stated, all discussions regarding results for the three- and six-month periods ended April 3, 2010 and March 28, 2009, respectively, reflect results from our continuing operations.
The following table sets forth the components of income and expense as a percentage of net sales for the three- and six-month periods ended April 3, 2010 and March 28, 2009:

	THREE MONTHS ENDED		SIX MONTHS ENDED
	APRIL 3,	MARCH 28,	APRIL 3,	MARCH 28,
	2010	2009	2010	2009
	(UNAUDITED)		(UNAUDITED)
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	61.1	61.8	64.7	64.4
Cost of sales — product registration and recall matters	0.1	0.3	0.1	0.3

Gross profit	38.8	37.9	35.2	35.3
Operating expenses:
Selling, general and administrative	20.3	21.7	25.7	27.9
Product registration and recall matters	0.1	0.6	0.2	0.9
Other income, net	—	—	(0.4)	(0.1)

Income from operations	18.4	15.6	9.7	6.6
Interest expense	1.4	1.7	1.8	2.7

Income from continuing operations before income taxes	17.0	13.9	7.9	3.9
Income tax expense from continuing operations	6.3	5.0	3.0	1.4

Income from continuing operations	10.7	8.9	4.9	2.5
Loss from discontinued operations, net of tax	(0.1)	(0.7)	(0.6)	(0.8)

Net income	10.6%	8.2%	4.3%	1.7%

Net sales for the three months ended April 3, 2010 were $1.12 billion, an increase of 19.4% from net sales of $940.7 million for the three months ended March 28, 2009. Net sales for the first six months of fiscal 2010 grew 16.2% versus the comparable period of fiscal 2009. We follow a 13-week quarterly accounting cycle, with our first three fiscal quarters ending on a Saturday, while our fiscal year end always occurs on September 30th. This fiscal calendar convention requires us to cycle forward our first three fiscal quarter ends every four to five years. Fiscal 2010 is the most recent year impacted by this fiscal quarter end cycle forward process. Our second quarter of fiscal 2010 ended on April 3rd, compared to March 28th for the second quarter of fiscal 2009. Because the second quarter of fiscal 2010 ended five days later in our peak spring selling season, this calendar shift had a significant impact, increasing net sales by 9.2% and 8.1%, respectively, for the three- and six-month periods ended April 3, 2010.
After the impact of the calendar shift organic net sales growth, which excludes the impact of changes in foreign exchange rates, product recalls and acquisitions, was 8.2% and 5.8% for the three and six months ended April 3, 2010, respectively, as noted in the following table:

	Three Months Ended	Six Months Ended
	April 3,	April 3,
	2010	2010
Net sales growth	19.4%	16.2%
Foreign exchange rates	(2.0)	(2.3)

Organic net sales growth before impact of calendar shift	17.4	13.9
Impact of calendar shift	(9.2)	(8.1)

Organic net sales growth after impact of calendar shift	8.2%	5.8%

In the Global Consumer segment, organic net sales after the impact of the calendar shift grew by 9.4% and 8.3% for the second quarter and first six months of fiscal 2010, respectively. Global Professional organic net sales after the impact of the calendar shift increased by 8.2% for the second quarter, and declined by 2.7% for the first six months of fiscal 2010 compared to the same period of fiscal 2009. Organic net sales after the impact of the calendar shift for the Scotts LawnService® segment declined by 19.0% and 16.8% for the three and six months ended April 3, 2010, respectively.
Consolidated net sales for the first six months of our fiscal year have typically comprised 41% to 45% of our total fiscal year consolidated net sales from continuing operations. However, there can be no assurance that a similar sales trend will apply to fiscal 2010. On a consolidated basis, we anticipate full-year fiscal 2010 net sales will increase by 7% to 8% compared to fiscal 2009.
As a percentage of net sales, gross profit was 38.8% for the second quarter of fiscal 2010 compared to 37.9% for the second quarter of fiscal 2009. For the first six months of fiscal 2010, our gross profit percentage was 35.2% compared to 35.3% in the comparable period of fiscal 2009. Excluding product registration and recall matters, the gross profit rate increased by 80 basis points for the second quarter of fiscal 2010, and declined by 40 basis points for the first six months of fiscal 2010. The fiscal 2010 second quarter gross profit rate increase was primarily driven by favorable product mix and more efficient distribution costs as a result of higher sales volume in our Global Consumer segment, partially offset by a decline in average selling prices in the Global Professional segment. Gross profit rates for the first six months of fiscal 2010 were impacted by similar factors, although the sell-through of inventory at older, higher commodity costs was a primary driver of the decline in gross profit rate versus the comparable period of fiscal 2009. Excluding the impact of product registration and recall matters, we anticipate the fiscal 2010 full-year gross profit rate to improve by as much as 50 basis points compared to fiscal 2009, primarily due to cost efficiencies generated by higher sales volume, supply chain productivity and the anniversary of fiscal 2009 price reductions in our Global Professional segment.
Selling, General and Administrative Expenses

	THREE MONTHS ENDED		SIX MONTHS ENDED
	APRIL 3,	MARCH 28,	APRIL 3,	MARCH 28,
	2010	2009	2010	2009
	(IN MILLIONS)		(IN MILLIONS)
	(UNAUDITED)		(UNAUDITED)
Advertising	$54.3	$43.2	$66.5	$53.5
Other selling, general and administrative	171.6	157.9	294.5	283.0
Amortization of intangibles	2.5	2.9	5.0	6.2

	$228.4	$204.0	$366.0	$342.7

Selling, general and administrative (“SG&A”) expenses increased $24.4 million, or 12.0%, to $228.4 million for the second quarter and $23.3 million, or 6.8%, to $366 million for the first six months of fiscal 2010. Excluding the impact of foreign exchange rates, SG&A expenses for the second quarter and first six months of fiscal 2010 increased 10.3% and 4.8%, respectively. The increase in SG&A expenses is primarily attributable to increased spending in the Global Consumer segment, driven by increased advertising, selling and marketing. SG&A spending for the Global Professional and Scotts LawnService® segments declined, while Corporate & Other SG&A expenses increased slightly. We expect full-year SG&A expenses to increase by 3% to 4%, driven by trends consistent with our first six months.
We recorded $1.1 million and $2.8 million of SG&A-related product registration and recall costs during the second quarter and first six months of fiscal 2010, respectively, which primarily related to third-party compliance review, legal and consulting fees. For the quarter and six months ended March 28, 2009, we recorded $5.5 million and $11.7 million of SG&A-related product registration and recall costs, respectively.
Interest expense for the second quarter and first six months of fiscal 2010 was $15.1 million and $25.8 million, respectively, compared to $15.9 million and $32.2 million for the second quarter and first six months of fiscal 2009. The decrease in interest expense for the first six months of fiscal 2010 was attributable to decreases in both average borrowings and weighted average interest rates, while the decrease for the second quarter was primarily due to a decrease in average borrowings. Excluding the impact of foreign exchange rates, average borrowings decreased by approximately $126 million during the first six months of fiscal 2010 as compared to the prior year period. Weighted average interest rates decreased by approximately 67 basis points. We expect full-year interest expense to decline compared to fiscal 2009, as lower average borrowings and weighted average interest rates on our senior secured credit facility will be partially offset by higher interest expense attributable to the $200 million aggregate principal amount of Senior Notes, with an effective interest rate of 7.375%, due 2018 (the “Senior Notes”) issued on January 14, 2010. We issued the Senior Notes as part of a broader strategy to diversify sources of liquidity and debt maturities in anticipation of the expiration of our current senior secured credit facility in February 2012. Refer to “NOTE 6. DEBT” of the Notes to Condensed, Consolidated Financial Statements for a further description of the Senior Notes.
The effective tax rate for continuing operations was 37.9% for the first half of fiscal 2010, compared to 35.5% for the same period of fiscal 2009. Fiscal 2010 income tax expense includes a $1.9 million charge recorded during the second quarter related to health care legislation enacted in March 2010 that repealed the existing rule which permitted a tax deduction for the portion of retiree prescription drug expense that was offset by the Medicare Part D subsidy we receive. The effective tax rate used for interim reporting purposes was based on management’s best estimate of factors impacting the effective tax rate for the full fiscal year. Factors affecting the estimated effective tax rate include assumptions as to income by jurisdiction (domestic and foreign), the availability and utilization of tax credits and the existence of elements of income and expense that may not be taxable or deductible, as well as other items. We estimate that the fiscal 2010 full-year effective tax rate will be in the range of 36.5% to 37.0%. The estimated effective tax rate is subject to revision in later interim periods and at fiscal year end as facts and circumstances change during the course of the fiscal year. There can be no assurance that the effective tax rate estimated for interim financial reporting purposes will approximate the effective tax rate determined at fiscal year end.
We reported net income from continuing operations of $119.9 million, or $1.78 per diluted share, for the second quarter of fiscal 2010 compared to $84.1 million, or $1.28 per diluted share, for the second quarter of fiscal 2009. Net income from continuing operations in the first six months of fiscal 2010 was $70.1 million, or $1.04 per diluted share, versus $31.2 million, or $0.47 per diluted share, for the same period of fiscal 2009. The increase for the second quarter and first six months of fiscal 2010 was driven primarily by increased net sales and gross profit in the Global Consumer segment, partially offset by an increase in SG&A spending. The impact of the calendar shift increased earnings by approximately $0.23 and $0.26 per diluted share for the second quarter and first six months of fiscal 2010, respectively. Diluted average common shares used in the diluted net income per common share calculation were 67.4 million for the second quarter of fiscal 2010 compared to 65.8 million for the same period a year ago. Diluted average common shares used in the diluted net income per common share calculation were 67.2 million for the six months ended April 3, 2010 versus 65.7 million for the six months ended March 28, 2009. Diluted average common shares included 1.2 million equivalent shares for both the second quarter and first six months of fiscal 2010 to reflect the effect of the assumed conversion of dilutive stock options, restricted stock and restricted stock unit awards. For both the second quarter and first six months of fiscal 2009, diluted average common shares included 0.9 million equivalent shares. The changes in diluted average common shares were primarily driven by the fluctuation in the Company’s share price.
In our first quarter of fiscal 2010, we began presenting Smith & Hawken as discontinued operations and prior periods have been reclassified to conform to this presentation. We reported a loss from discontinued operations, net of tax, of $1.4 million for the second quarter of fiscal 2010, compared to a loss, net of tax, of $6.7 million for the second quarter of fiscal 2009. The loss from discontinued operations, net of tax, was $9.3 million for the first six months of fiscal 2010 versus $10.8 million for the same period of fiscal 2009. The losses recorded in fiscal 2010 relate primarily to first quarter charges associated with the termination of retail site lease obligations, third-party agency fees and severance and benefit commitments. These charges were partially offset by a gain of approximately $18 million from the sale of the Smith & Hawken intellectual property on December 30, 2009.
SEGMENT RESULTS
Our continuing operations are divided into the following segments: Global Consumer, Global Professional, Scotts LawnService® and Corporate & Other. The Corporate & Other segment consists of corporate general and administrative expenses. This division of reportable segments is consistent with how the segments report to and are managed by senior management of the Company. Certain reclassifications were made to the Global Consumer and Global Professional prior period amounts to reflect changes in the structure of the Company’s organization effective in fiscal 2010.
Segment performance is evaluated based on several factors, including income from continuing operations before amortization, product registration and recall costs, and impairment, restructuring and other charges, which are not measures of generally accepted accounting principles. Management uses this measure of operating profit to gauge segment performance because we believe this measure is the most indicative of performance trends and the overall earnings potential of each segment.
The following table sets forth net sales by segment:

	THREE MONTHS ENDED		SIX MONTHS ENDED
	APRIL 3,	MARCH 28,	APRIL 3,	MARCH 28,
	2010	2009	2010	2009
	(IN MILLIONS)		(IN MILLIONS)
	(UNAUDITED)		(UNAUDITED)
Global Consumer	$1,014.7	$840.6	$1,228.7	$1,028.9
Global Professional	78.0	67.5	133.4	127.0
Scotts LawnService®	30.6	32.8	63.6	71.6

Segment total	1,123.3	940.9	1,425.7	1,227.5
Roundup® amortization	(0.2)	(0.2)	(0.4)	(0.4)
Product registrations and recall matters — returns	—	—	—	(0.3)

Consolidated	$1,123.1	$940.7	$1,425.3	$1,226.8

The following table sets forth operating income (loss) by segment:

	THREE MONTHS ENDED		SIX MONTHS ENDED
	APRIL 3,	MARCH 28,	APRIL 3,	MARCH 28,
	2010	2009	2010	2009
	(IN MILLIONS)		(IN MILLIONS)
	(UNAUDITED)		(UNAUDITED)
Global Consumer	$254.5	$199.5	$217.5	$164.0
Global Professional	7.7	7.8	8.4	21.6
Scotts LawnService®	(14.4)	(16.1)	(21.3)	(23.9)
Corporate & Other	(37.1)	(33.7)	(56.0)	(59.0)

Segment total	210.7	157.5	148.6	102.7
Roundup® amortization	(0.2)	(0.2)	(0.4)	(0.4)
Other amortization	(2.5)	(2.9)	(5.2)	(6.2)
Product registration and recall matters	(1.7)	(8.0)	(4.3)	(15.6)

Consolidated	$206.3	$146.4	$138.7	$80.5

Global Consumer
Global Consumer segment net sales were $1.01 billion for the second quarter and $1.23 billion for the first six months of fiscal 2010, an increase of 20.7% and 19.4% from the second quarter and first six months of fiscal 2009, respectively. The calendar shift increased Global Consumer net sales by 9.5% and 9.0%, respectively, for the three- and six-month periods ended April 3, 2010. Organic net sales after the impact of the calendar shift grew by 9.4% and 8.3% for the second quarter and first six months, respectively, driven by unit growth. We believe this growth was partially attributable to increased marketing efforts as well as continued support of the category by our retail partners. Price decreases on certain commodity and private label products, along with aggressive customer-focused promotional spending reduced net sales by 1.6% and 1.0% for the second quarter and first six months of fiscal 2010, respectively. Foreign exchange movements increased net sales by 1.7% and 1.9% for the second quarter and first six months of fiscal 2010, respectively.
Organic net sales in the U.S. after the impact of the calendar shift increased 10.4% and 10.2% for the second quarter and first six months of fiscal 2010, respectively, driven by unit growth. Price decreases on certain commodity and private label products, along with aggressive customer-focused promotional spending reduced net sales by 2.0% and 1.5% for the second quarter and first six months of fiscal 2010, respectively. Consumer purchases of our products at our largest U.S. retailers (retail point-of-sale, or “POS”) increased by 4.5% and 7.2% for the quarter and first six months, respectively, driven by higher sales in nearly all major categories, led by growing media, grass seed, controls and lawn fertilizers. Organic net sales for International after the impact of the calendar shift increased by 4.5% and 0.4% for the second quarter and first six months of fiscal 2010, respectively. Pricing actions increased net sales by 0.5% and 1.1% for the second quarter and first six months of fiscal 2010, respectively. Net sales in the United Kingdom and Canada have increased in fiscal 2010 driven largely by new product launches and early purchases by retailers in advance of the peak selling season. Net sales in France and Central Europe were flat to slightly down.
Global Consumer segment operating income increased by $55.0 million and $53.5 million in the second quarter and first six months of fiscal 2010, respectively. The calendar shift increased Global Consumer operating income by $23.4 million and $25.1 million, respectively, for the three- and six-month periods ended April 3, 2010. Excluding the impact of the calendar shift and foreign exchange movements, Global Consumer segment operating income increased by $28.8 million and $26.2 million in the second quarter and first six months of fiscal 2010, respectively. The increase in operating income was driven by the increase in net sales accompanied by improvement in gross margin rates of 90 basis points and 60 basis points for the second quarter and first six months of fiscal 2010, respectively. The increase in gross margin rates was the result of more efficient freight costs, driven by strong sales volumes, and favorable product mix. The improvement in net sales and gross margin rates was partially offset by increases in SG&A spending, primarily related to strategic investments in advertising, selling and marketing.
Global Professional
Global Professional segment net sales were $78.0 million for the second quarter and $133.4 million for the first six months of fiscal 2010, an increase of 15.4% and 5.0% from the second quarter and first six months of fiscal 2009, respectively. The calendar shift increased Global Professional net sales by 1.8% and 2.4%, respectively, for the three- and six-month periods ended April 3, 2010. Organic net sales after the impact of the calendar shift grew by 8.2% for the second quarter, and declined by 2.7% for the first six months. Organic net sales for the second quarter increased due to growth in unit volume for nearly all parts of the business. Organic net sales for the first six months of fiscal 2010 reflect reduced sales in the first quarter of fiscal 2010 as customers delayed orders until closer to the peak selling season. Lower average selling prices decreased net sales by 9.2% and 9.3% for the second quarter and first six months of fiscal 2010, respectively. Foreign exchange movements increased net sales by 5.3% and 5.2% for the second quarter and first six months of fiscal 2010, respectively.

Global Professional segment operating income declined by $0.1 million and $13.2 million in the second quarter and first six months of fiscal 2010, respectively. The calendar shift increased Global Professional operating income by $0.2 million and $0.8 million, respectively, for the three- and six-month periods ended April 3, 2010. Excluding the impact of the calendar shift and foreign exchange movements, Global Consumer segment operating income decreased by $0.7 million and $14.2 million in the second quarter and first six months of fiscal 2010, respectively. The decreases in operating income were driven primarily by lower gross profit due to the sell-through of inventory at older, more expensive commodity costs, as well as lower average selling prices.
Scotts LawnService®
Compared to the same periods in the prior fiscal year, Scotts LawnService® revenues decreased by $2.2 million and $8.0 million in the second quarter and first six months of fiscal 2010, respectively. Excluding the impact of the calendar shift, Scotts LawnService® revenues declined by $7.2 million and $13.0 million in the second quarter and first six months of fiscal 2010, respectively. The decline in revenues was driven primarily by decreased customer count, unfavorable weather conditions in certain markets, and a decline in customer purchases of a la carte services.
Scotts LawnService® segment operating loss decreased by $1.7 million and $2.6 million in the second quarter and first six months of fiscal 2010, respectively. Excluding the impact of the calendar shift, Scotts LawnService® segment operating loss decreased by $1.3 million and $1.8 million in the second quarter and first six months of fiscal 2010, respectively. The decreases were primarily driven by lower input costs, improved labor productivity and lower SG&A spending that offset the decline in revenues.
Corporate & Other
The net operating loss for the Corporate & Other segment increased by $3.4 million in the second quarter of fiscal 2010 as compared to the second quarter of fiscal 2009, partially due to increased equity-based compensation expense driven by the acceleration of expense for key employees whose equity awards vest in fiscal 2010 upon meeting age and service requirements. The net operating loss for Corporate & Other decreased by $3.0 million in the first six months of fiscal 2010 compared to the same period in fiscal 2009, primarily related to gains recorded for the sale of property, plant and equipment in the first quarter of fiscal 2010, as well as decreases in variable compensation and third-party legal fees.
LIQUIDITY AND CAPITAL RESOURCES
Operating Activities
Cash used in operating activities amounted to $611.4 million and $618.9 million for the six months ended April 3, 2010 and March 28, 2009, respectively. The use of cash in the first six months of our fiscal year is due to the seasonal nature of our operations. We build inventories in preparation for the spring selling season and accounts receivable increase significantly due to heavy March shipments. The decrease in the use of cash for operating activities during the first half of fiscal 2010 compared to the first half of fiscal 2009 is primarily due to higher net income, partially offset by the first quarter fiscal 2010 payment of variable compensation earned in the prior fiscal year, which was significantly higher than variable compensation paid in the first quarter of fiscal 2009.
Investing Activities
Cash used in investing activities was $14.3 million and $28.6 million for the six months ended April 3, 2010 and March 28, 2009, respectively. During the first quarter of fiscal 2010, we received $23.6 million related to the sale of long-lived assets, including the sale of the intellectual property of Smith & Hawken to an unrelated third party, in addition to the sale of certain property, plant and equipment. Capital spending increased from $20.1 million in the first half of fiscal 2009 to $37.9 million in the first half of fiscal 2010. A large portion of the growth relates to additional production capacity being added for a key input to our consumer grass seed business. We had acquisition activity in the first half of fiscal 2009 totaling $9.3 million. There was no acquisition activity in the first half of fiscal 2010.
Financing Activities
Financing activities provided cash of $597.1 million and $611.9 million for the six months ended April 3, 2010 and March 28, 2009, respectively. The cash provided by financing activities reflects borrowing activity primarily to support seasonal investment in working capital. In addition, financing activities included the issuance of the Senior Notes on January 14, 2010, the proceeds of which were used to reduce outstanding borrowings under our senior secured revolving credit facility. The decrease in net cash provided by financing activities in the first half of fiscal 2010 is primarily due to a decrease in net borrowings partially offset by an increase in cash received from the exercise of stock options.

Borrowing Agreements
Our primary sources of liquidity are cash generated by operations and borrowings under our credit agreements. In February 2007, Scotts Miracle-Gro and certain of its subsidiaries entered into the following senior secured credit facilities totaling up to $2.15 billion in the aggregate: (a) a senior secured five-year term loan facility in the principal amount of $560 million and (b) a senior secured five-year revolving loan facility in the aggregate principal amount of up to $1.59 billion. Under our current structure, we may request an additional $200 million in revolving credit and/or term credit commitments, subject to approval from our lenders. Borrowings may be made in various currencies including U.S. dollars, Euros, British pounds, Australian dollars and Canadian dollars. Amortization payments on the term loan portion of the credit facilities began on September 30, 2007 and are due quarterly through 2012. As of April 3, 2010, the cumulative total amortization payments on the term loan were $173.6 million, reducing the balance of our term loan and effectively reducing the amount outstanding under the credit facilities.
As of April 3, 2010, there was $837.6 million of availability under the senior secured credit facilities, including letters of credit. Under the revolving loan facility, we have the ability to issue letter of credit commitments up to $65 million. At April 3, 2010, we had letters of credit in the aggregate face amount of $31.7 million outstanding.
On January 14, 2010, Scotts Miracle-Gro issued $200 million aggregate principal amount of 7.25% Senior Notes, the proceeds of which were used to reduce outstanding borrowings under our senior secured revolving credit facility. The Senior Notes represent general unsecured senior obligations of Scotts Miracle-Gro, and were sold to the public at 99.254% of the principal amount thereof, to yield 7.375% to maturity. The Senior Notes have interest payment dates of January 15 and July 15, commencing July 15, 2010, and may be redeemed prior to maturity at applicable redemption premiums. The Senior Notes contain usual and customary incurrence-based covenants, which include, but are not limited to, restrictions on the incurrence of additional indebtedness, the incurrence of liens and the issuance of certain preferred shares, and the making of certain distributions, investments and other restricted payments, as well as other usual and customary covenants, which include, but are not limited to, restrictions on sale and leaseback transactions, restrictions on purchases for or redemptions of Company stock and prepayments of subordinated debt, limitations on asset sales and restrictions on transactions with affiliates. The Senior Notes mature on January 15, 2018. Certain of Scotts Miracle-Gro’s domestic subsidiaries serve as guarantors of the Senior Notes. Refer to “NOTE 16. FINANCIAL INFORMATION FOR SUBSIDIARY GUARANTORS AND NON-GUARANTORS” of the Notes to Condensed, Consolidated Financial Statements for more information regarding the guarantor entities.
At April 3, 2010, we had outstanding interest rate swap agreements with major financial institutions that effectively converted a portion of our variable-rate debt denominated in U.S. dollars to a fixed rate. Interest payments made between the effective date and expiration date are hedged by the swap agreements, except as noted below. The effective dates, expiration dates and rates of these swap agreements are shown in the table below.

NOTIONAL AMOUNT		EFFECTIVE	EXPIRATION	FIXED
(IN MILLIONS)		DATE (a)	DATE	RATE
$200		2/14/2007	2/14/2012	5.20%
50		2/14/2012	2/14/2016	3.78%
150	(b)	11/16/2009	5/16/2016	3.26%
50	(c)	2/16/2010	5/16/2016	3.05%

(a)	The effective date refers to the date on which interest payments are first hedged by the applicable swap contract.

(b)	Interest payments made during the six-month period beginning November 14 of each year between the effective date and expiration date are hedged by the swap contract.

(c)	Interest payments made during the three-month period beginning February 14 of each year between the effective date and expiration date are hedged by the swap contract.
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
On May 1, 2009, we entered into a Master Accounts Receivable Purchase Agreement (the “2009 MARP Agreement”), with an initial stated termination date of May 1, 2010, or such later date as may be mutually agreed by us and our lender. The 2009 MARP Agreement provided for the discounted sale, on an uncommitted, revolving basis, of accounts receivable generated by a specified account debtor, with aggregate limits not to exceed $80 million. The 2009 MARP Agreement provided an interest rate that approximated the 7-day LIBOR rate plus 225 basis points. Borrowings under the 2009 MARP Agreement at April 3, 2010 were $72.3 million.
On May 13, 2010, we entered into a First Amendment (the “First Amendment”) to the 2009 MARP Agreement with our lender. The First Amendment, which has an effective date of May 1, 2010, extended the stated termination date of the 2009 MARP Agreement through May 12, 2011, or such later date as may be mutually agreed by us and our lender. The 2009 MARP Agreement, as amended by the First Amendment, provides an interest rate that approximates the 7-day LIBOR rate plus 125 basis points. The First Amendment did not otherwise modify any substantive provisions of the 2009 MARP Agreement.

Contingent consideration related to our May 2006 acquisition of certain brands and assets of Turf-Seed, Inc., a leading producer of quality commercial turfgrasses, is due to the seller in the second half of fiscal 2012. Payment is largely based on the performance of the Company’s consumer and professional seed business for the twelve-month period ending May 16, 2012.
As of April 3, 2010, we were in compliance with all debt covenants. Our senior secured credit facilities contain, among other obligations, an affirmative covenant regarding our leverage ratio, calculated as indebtedness relative to our earnings before interest, taxes, depreciation and amortization. Under the terms of the senior secured credit facilities, the maximum leverage ratio was 3.75 as of April 3, 2010 and is scheduled to decrease to 3.50 on September 30, 2010. Our senior secured credit facilities also include an affirmative covenant regarding our interest coverage. Under the terms of the senior secured credit facilities, the minimum interest coverage ratio was 3.50 for the twelve months ended April 3, 2010. We continue to monitor our compliance with the leverage ratio, interest coverage ratio and other covenants contained in the senior secured credit facilities and, based upon our current operating assumptions, we expect to remain in compliance with the permissible leverage ratio and interest coverage ratio throughout fiscal 2010. However, an unanticipated charge to earnings, an increase in debt or other factors could materially adversely affect our ability to remain in compliance with the financial or other covenants of our senior secured credit facilities, potentially causing us to have to seek an amendment or waiver from our lending group which could result in repricing of our senior secured credit facilities. While we believe we have good relationships with our banking group, we can provide no assurance that such a request would be likely to result in a modified or replacement credit facility on reasonable terms, if at all.
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
REGULATORY MATTERS
We are subject to local, state, federal and foreign environmental protection laws and regulations with respect to our business operations and believe we are operating in substantial compliance with, or taking actions aimed at ensuring compliance with, such laws and regulations. Apart from the proceedings surrounding the FIFRA compliance matters, which are discussed separately, we are involved in several legal actions with various governmental agencies related to environmental matters, including those described in “NOTE 11. CONTINGENCIES” of the Notes to Condensed, Consolidated Financial Statements. While it is difficult to quantify the potential financial impact of actions involving these environmental matters, particularly remediation costs at waste disposal sites and future capital expenditures for environmental control equipment, in the opinion of management, the ultimate liability arising from such environmental matters, taking into account established reserves, should not have a material adverse effect on our financial position, results of operations or cash flows. However, there can be no assurance that the resolution of these matters will not materially affect our future quarterly or annual results of operations, financial condition or cash flows. Additional information on environmental matters affecting us is provided in Scotts Miracle Gro’s Annual Report on Form 10-K for the fiscal year ended September 30, 2009, under “ITEM 1. BUSINESS — Regulatory Considerations,” “ITEM 1. BUSINESS — FIFRA Compliance, the Corresponding Governmental Investigations and Similar Matters,” “ITEM 1. BUSINESS — Other Regulatory Matters” and “ITEM 3. LEGAL PROCEEDINGS.”
CRITICAL ACCOUNTING POLICIES AND ESTIMATES
The preceding discussion and analysis of our consolidated results of operations and financial condition should be read in conjunction with our condensed, consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q. Scotts Miracle-

Gro’s Annual Report on Form 10-K for the fiscal year ended September 30, 2009 includes additional information about us, our operations, our financial condition, our critical accounting policies and accounting estimates, and should be read in conjunction with this Quarterly Report on Form 10-Q.
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
In addition, there were no changes in the Registrant’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during the Registrant’s fiscal quarter ended April 3, 2010 that have materially affected, or are reasonably likely to materially affect, the Registrant’s internal control over financial reporting.
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
Some forward-looking statements that we make in this Quarterly Report on Form 10-Q and in other contexts represent challenging goals for the Company, and the achievement of these goals is subject to a variety of risks and assumptions and numerous factors beyond our control. Important factors that could cause actual results to differ materially from the forward-looking statements we make are included in “ITEM 1A. RISK FACTORS” in Scotts Miracle-Gro’s Quarterly Report on Form 10-Q for the quarterly period ended January 2, 2010. All forward-looking statements attributable to us or persons working on our behalf are expressly qualified in their entirety by those cautionary statements.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
(c) Issuer Purchases of Equity Securities
The following table shows the purchases of common shares of Scotts Miracle-Gro (“Common Shares”) made by or on behalf of Scotts Miracle-Gro or any “affiliated purchaser” (as defined in Rule 10b-18(a)(3) under the Securities Exchange Act of 1934, as amended) of Scotts Miracle-Gro for each fiscal month in the three months ended April 3, 2010:

			Total Number of
			Common Shares	Maximum Number of
		Average Price	Purchased as	Common Shares That
	Total Number of	Paid	Part of Publicly	May Yet Be
	Common Shares	per Common	Announced Plans or	Purchased Under the
Period	Purchased (1)	Share	Programs	Plans or Programs
January 3 through January 30, 2010	125	$39.25	0	Not applicable
January 31 through February 27, 2010	748	$38.80	0	Not applicable
February 28 through April 3, 2010	4	$45.98	0	Not applicable

Total	877	$39.56	0	Not applicable

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

None of the Common Shares purchased during the three months ended April 3, 2010 were purchased pursuant to a publicly announced plan or program.
ITEM 5. OTHER INFORMATION
On May 13, 2010, the Company and its lender entered into a First Amendment to the Master Accounts Receivable Purchase Agreement between the Company and its lender (as so amended, the “Amended 2009 MARP”). The Amended 2009 MARP has an effective date of May 1, 2010 and a stated termination date of May 12, 2011, or such later date as may be mutually agreed by the Company and its lender. The Amended 2009 MARP provides for the discounted sale, on an uncommitted, revolving basis, of accounts receivable generated by a specified account debtor, with aggregate limits not to exceed $80 million. The Amended 2009 MARP provides an interest rate that approximates the 7-day LIBOR rate plus 125 basis points.
The foregoing description of the Amended 2009 MARP is qualified in its entirety by reference to the full text of (i) the Master Accounts Receivable Purchase Agreement, dated as of May 1, 2009, between the Company and its lender, a copy of which is included as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed May 6, 2009 and is incorporated herein by reference and (ii) the First Amendment to the Master Accounts Receivable Purchase Agreement, a copy of which is included as Exhibit 10.6 to this Quarterly Report on Form 10-Q and is incorporated herein by reference.

ITEM 6. EXHIBITS
See Index to Exhibits at page 47 for a list of the exhibits included herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

THE SCOTTS MIRACLE-GRO COMPANY
Date: May 13, 2010	/s/ DAVID C. EVANS
David C. Evans
Executive Vice President and Chief Financial Officer (Principal Financial and Principal Accounting Officer) (Duly Authorized Officer)

THE SCOTTS MIRACLE-GRO COMPANY
QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED APRIL 3, 2010
INDEX TO EXHIBITS

EXHIBIT
NO.	DESCRIPTION	LOCATION
4.1	Indenture, dated as of January 14, 2010, among The Scotts Miracle-Gro Company, the guarantors from time to time party thereto and U.S. Bank National Association, as Trustee	Incorporated herein by reference to the Current Report on Form 8-K of The Scotts Miracle-Gro Company (the “Registrant”) filed January 14, 2010 (File No. 1-11593) [Exhibit 4.1]

4.2	First Supplemental Indenture, dated as of January 14, 2010, among The Scotts Miracle-Gro Company, the guarantors named therein and U.S. Bank National Association, as Trustee	Incorporated herein by reference to the Registrant’s Current Report on Form 8-K filed January 14, 2010 (File No. 1-11593) [Exhibit 4.2]

4.3	Form of 7.25% Senior Notes due 2018 (included in Exhibit 4.2)	Incorporated herein by reference to the Registrant’s Current Report on Form 8-K filed January 14, 2010 (File No. 1-11593) [Included in Exhibit 4.2]

10.1	First Amendment to The Scotts Miracle-Gro Company Amended and Restated 2006 Long-Term Incentive Plan (effective as of January 20, 2010)	*

10.2
Specimen form of Deferred Stock Unit Award Agreement for Nonemployee Directors (with Related Dividend Equivalents) used to evidence grants of Deferred Stock Units which may be made under The Scotts Miracle-Gro Company Amended and Restated 2006 Long-Term Incentive Plan (Deferral of Cash Retainer — post-January 21, 2010 version)
Incorporated herein by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended January 2, 2010 (File No. 1-11593) [Exhibit 10.1]

10.3
Specimen form of Restricted Stock Unit Award Agreement for Employees (with Related Dividend Equivalents) used to evidence grants of Restricted Stock Units which may be made under The Scotts Miracle-Gro Company Amended and Restated 2006 Long-Term Incentive Plan (post-January 19, 2010 version)
Incorporated herein by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended January 2, 2010 (File No. 1-11593) [Exhibit 10.2]

10.4
Specimen form of Restricted Stock Unit Award Agreement for Employees (with Related Dividend Equivalents) used to evidence grants of Restricted Stock Units which may be made under The Scotts Miracle-Gro Company Amended and Restated 2006 Long-Term Incentive Plan (French Specimen) [post-January 19, 2010 version]
Incorporated herein by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended January 2, 2010 (File No. 1-11593) [Exhibit 10.3]

10.5
Specimen form of Nonqualified Stock Option Award Agreement for Employees used to evidence grants of Nonqualified Stock Options which may be made under The Scotts Miracle-Gro Company Amended and Restated 2006 Long-Term Incentive Plan (post-January 19, 2010 version)
Incorporated herein by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended January 2, 2010 (File No. 1-11593) [Exhibit 10.4]

EXHIBIT
NO.	DESCRIPTION	LOCATION
10.6
First Amendment, dated as of May 13, 2010, to the Master Accounts Receivable Purchase Agreement, dated as of May 1, 2009, among The Scotts Company LLC as the Company, The Scotts Miracle-Gro Company as the Parent and Credit Agricole Corporate and Investment Bank New York Branch (formerly known as Calyon New York Branch) as the Bank
*

10.7	Summary of Compensation for Nonemployee Directors of The Scotts Miracle-Gro Company, effective as of January 22, 2010	*

31.1	Rule 13a-14(a)/15d-14(a) Certifications (Principal Executive Officer)	*

31.2	Rule 13a-14(a)/15d-14(a) Certifications (Principal Financial Officer)	*

32	Section 1350 Certifications (Principal Executive Officer and Principal Financial Officer)	*

*	Filed herewith