Form 10-Q
period 2010-07-03
SCOTTS MIRACLE-GRO CO
filed 2010-08-12
CIK 825542

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JULY 3, 2010
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM TO
COMMISSION FILE NUMBER: 1-11593
THE SCOTTS MIRACLE-GRO COMPANY
(Exact name of registrant as specified in its charter)

OHIO (State or other jurisdiction of incorporation or organization)	31-1414921 (I.R.S. Employer Identification No.)

14111 SCOTTSLAWN ROAD, MARYSVILLE, OHIO (Address of principal executive offices)	43041 (Zip Code)
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

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding at August 6, 2010

Common Shares, $0.01 stated value, no par value	66,957,829 common shares

THE SCOTTS MIRACLE-GRO COMPANY
INDEX

PART I — FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS
THE SCOTTS MIRACLE-GRO COMPANY
CONDENSED, CONSOLIDATED STATEMENTS OF OPERATIONS
(IN MILLIONS, EXCEPT PER SHARE DATA)
(UNAUDITED)

	THREE MONTHS ENDED		NINE MONTHS ENDED
	JULY 3,	JUNE 27,	JULY 3,	JUNE 27,
	2010	2009	2010	2009
Net sales	$1,238.9	$1,231.4	$2,664.2	$2,458.2
Cost of sales	734.1	752.4	1,656.8	1,541.8
Cost of sales — product registration and recall matters	—	3.3	1.5	7.1

Gross profit	504.8	475.7	1,005.9	909.3

Operating expenses:
Selling, general and administrative	214.4	223.0	580.4	565.7
Product registration and recall matters	1.5	3.1	4.3	14.8
Other income, net	(1.6)	(0.4)	(8.0)	(1.7)

Income from operations	290.5	250.0	429.2	330.5

Interest expense	11.9	13.7	37.7	45.9

Income from continuing operations before income taxes	278.6	236.3	391.5	284.6

Income tax expense from continuing operations	102.7	85.6	145.5	102.7

Income from continuing operations	175.9	150.7	246.0	181.9

Loss from discontinued operations, net of tax	—	(2.9)	(9.3)	(13.7)

Net income	$175.9	$147.8	$236.7	$168.2

BASIC NET INCOME (LOSS) PER COMMON SHARE:
Weighted-average common shares outstanding during the period	66.5	65.0	66.2	64.9

Basic income per common share from continuing operations	$2.65	$2.32	$3.72	$2.80
Basic loss per common share from discontinued operations	—	(0.05)	(0.14)	(0.21)

Basic net income per common share	$2.65	$2.27	$3.58	$2.59

DILUTED NET INCOME (LOSS) PER COMMON SHARE:
Weighted-average common shares outstanding during the period plus dilutive potential common shares	67.9	66.1	67.4	65.8

Diluted income per common share from continuing operations	$2.59	$2.28	$3.65	$2.76
Diluted loss per common share from discontinued operations	—	(0.04)	(0.14)	(0.21)

Diluted net income per common share	$2.59	$2.24	$3.51	$2.55

Dividends declared per common share	$0.125	$0.125	$0.375	$0.375

See notes to condensed, consolidated financial statements

THE SCOTTS MIRACLE-GRO COMPANY
CONDENSED, CONSOLIDATED STATEMENTS OF CASH FLOWS
(IN MILLIONS)
(UNAUDITED)

	NINE MONTHS ENDED
	JULY 3,	JUNE 27,
	2010	2009
OPERATING ACTIVITIES
Net income	$236.7	$168.2
Adjustments to reconcile net income to net cash provided by operating activities:
Impairment and other	—	2.7
Share-based compensation expense	12.5	12.1
Depreciation	36.3	35.0
Amortization	8.3	9.5
Gain on sale of long-lived assets	(21.5)	(0.7)
Changes in assets and liabilities, net of acquired businesses:
Accounts receivable	(311.3)	(367.0)
Inventories	(13.9)	(135.4)
Prepaid and other assets	(8.4)	(3.4)
Accounts payable	44.9	59.6
Other current liabilities	163.5	218.4
Restructuring reserves	—	(0.3)
Other non-current items	18.4	3.8
Other, net	(9.3)	1.0

Net cash provided by operating activities	156.2	3.5

INVESTING ACTIVITIES
Proceeds from sale of long-lived assets	23.6	0.8
Investments in property, plant and equipment	(46.9)	(26.7)
Investments in intellectual property	—	(1.0)
Investments in acquired businesses, net of cash acquired	—	(9.3)

Net cash used in investing activities	(23.3)	(36.2)

FINANCING ACTIVITIES
Borrowings under revolving and bank lines of credit and term loans	927.8	1,317.3
Repayments under revolving and bank lines of credit and term loans	(1,234.8)	(1,197.9)
Proceeds from issuance of 7.25% Senior Notes, net of discount	198.5	—
Dividends paid	(25.9)	(25.2)
Payments on seller notes	(0.2)	(1.0)
Financing and issuance fees	(5.5)	(0.1)
Excess tax benefits from share-based payment arrangements	3.9	1.1
Cash received from the exercise of stock options	14.8	4.8

Net cash (used in) provided by financing activities	(121.4)	99.0

Effect of exchange rate changes on cash	(4.4)	(1.8)

Net increase in cash and cash equivalents	7.1	64.5
Cash and cash equivalents at beginning of period	71.6	84.7

Cash and cash equivalents at end of period	$78.7	$149.2

Supplemental cash flow information
Interest paid, net of interest capitalized	$(29.2)	$(36.0)
Income taxes (paid) refunded	(39.0)	0.2
See notes to condensed, consolidated financial statements

THE SCOTTS MIRACLE-GRO COMPANY
CONDENSED, CONSOLIDATED BALANCE SHEETS
(IN MILLIONS)

	JULY 3,	JUNE 27,	SEPTEMBER 30,
	2010	2009	2009
	UNAUDITED		(SEE NOTE 1)
ASSETS
Current assets:
Cash and cash equivalents	$78.7	$149.2	$71.6
Accounts receivable, less allowances of $10.4, $12.0 and $11.1, respectively	673.8	755.5	384.3
Accounts receivable pledged	23.3	23.5	17.0
Inventories, net	461.6	547.4	458.9
Prepaid and other assets	163.6	137.8	159.1

Total current assets	1,401.0	1,613.4	1,090.9

Property, plant and equipment, net of accumulated depreciation of $480.6, $486.8 and $492.3, respectively	372.5	335.9	369.7
Goodwill	368.9	374.9	375.2
Intangible assets, net	347.1	364.7	364.2
Other assets	33.7	20.3	20.1

Total assets	$2,523.2	$2,709.2	$2,220.1

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current portion of debt	$200.0	$152.9	$160.4
Accounts payable	229.5	269.4	190.0
Other current liabilities	554.0	536.0	406.4

Total current liabilities	983.5	958.3	756.8

Long-term debt	490.2	967.7	649.7
Other liabilities	214.7	181.2	229.1

Total liabilities	1,688.4	2,107.2	1,635.6

Commitments and contingencies (notes 3 and 11)

Shareholders’ equity:
Common shares and capital in excess of $.01 stated value per share, 66.9, 65.7 and 66.2 shares issued and outstanding, respectively	439.3	463.8	451.5
Retained earnings	548.8	359.7	337.5
Treasury shares, at cost: 1.6, 3.0, and 2.4 shares, respectively	(86.5)	(161.7)	(131.7)
Accumulated other comprehensive loss	(66.8)	(59.8)	(72.8)

Total shareholders’ equity	834.8	602.0	584.5

Total liabilities and shareholders’ equity	$2,523.2	$2,709.2	$2,220.1

See notes to condensed, consolidated financial statements

NOTES TO CONDENSED, CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
NATURE OF OPERATIONS
The Scotts Miracle-Gro Company (“Scotts Miracle-Gro”) and its subsidiaries (collectively, together with Scotts Miracle-Gro, the “Company”) are engaged in the manufacturing, marketing and sale of consumer branded non-durable products for lawn and garden care and professional horticulture products. The Company’s primary customers include home centers, mass merchandisers, warehouse clubs, large hardware chains, independent hardware stores, nurseries, garden centers, food and drug stores, commercial nurseries and greenhouses and specialty crop growers. The Company’s products are sold primarily in North America and the European Union. The Company also operates the Scotts LawnService® business, which provides residential lawn care, lawn aeration, tree and shrub care and limited pest control services in the United States.
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
Due to the nature of the lawn and garden business, the majority of sales to customers occur in the Company’s second and third fiscal quarters. On a combined basis, net sales for the second and third fiscal quarters generally represent 70% to 75% of annual net sales. As a result of the seasonal nature of the Company’s business, results for the first nine months cannot be annualized to predict the results of the full fiscal year.
ORGANIZATION AND BASIS OF PRESENTATION
The Company’s condensed, consolidated financial statements are unaudited; however, in the opinion of management, these financial statements are presented in accordance with accounting principles generally accepted in the United States of America (“GAAP”). The condensed, consolidated financial statements include the accounts of Scotts Miracle-Gro and its subsidiaries. All intercompany transactions and accounts have been eliminated in consolidation. The Company’s consolidation criteria are based on majority ownership (as evidenced by a majority voting interest in the entity) and an objective evaluation and determination of effective management control. Interim results reflect all normal and recurring adjustments and are not necessarily indicative of results for a full year. The interim financial statements and notes are presented as specified by Regulation S-X of the Securities and Exchange Commission, and should be read in conjunction with the consolidated financial statements and accompanying notes in Scotts Miracle-Gro’s Annual Report on Form 10-K for the fiscal year ended September 30, 2009, as updated by its Current Report on Form 8-K filed February 16, 2010.
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

[1]
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

Under the terms of the Amended and Restated Exclusive Agency and Marketing Agreement (the “Marketing Agreement”) between the Company and Monsanto Company (“Monsanto”), the Company, in its role as exclusive agent, performs certain functions, primarily manufacturing conversion, distribution and logistics, and selling and marketing support on behalf of Monsanto in the conduct of the consumer Roundup®(2) business. The actual costs incurred by the Company on behalf of the consumer Roundup® business are recovered from Monsanto through the terms of the Marketing Agreement. The reimbursement of costs for which the Company is considered the primary obligor is included in net sales.
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
Scotts LawnService® promotes its service offerings primarily through direct mail campaigns. External costs associated with these campaigns that qualify as direct response advertising costs are deferred and recognized as advertising expense in proportion to revenues over a period not beyond the end of the subsequent calendar year. Costs that do not qualify as direct response advertising costs are expensed within the fiscal year in which such costs are incurred on a monthly basis in proportion to net sales. The costs deferred at July 3, 2010, June 27, 2009 and September 30, 2009 were $2.3 million, $4.0 million and $2.1 million, respectively.
INCOME TAXES
The effective tax rate for continuing operations for the three and nine months ended July 3, 2010 was 36.9% and 37.2%, respectively, compared to 36.2% and 36.1% for the three and nine months ended June 27, 2009, respectively. The increase in the effective tax rate for the nine months ended July 3, 2010 was partially due to the discrete item related to the Medicare Part D subsidy received by the Company as discussed in “NOTE 10. INCOME TAXES.” The effective tax rate used for interim reporting purposes was based on management’s best estimate of factors impacting the effective tax rate for the full fiscal year. Factors affecting the estimated effective tax rate include assumptions as to income by jurisdiction (domestic and foreign), the availability and utilization of tax credits and the existence of elements of income and expense that may not be taxable or deductible, as well as other items. The estimated effective tax rate is subject to revision at fiscal year end as facts and circumstances change during the course of the fiscal year. There can be no assurance that the effective tax rate estimated for interim financial reporting purposes will approximate the effective tax rate determined at fiscal year end.
NET INCOME PER COMMON SHARE
The following table (in millions, except per share data) presents information necessary to calculate basic and diluted net income per common share. Basic net income per common share is computed based on the weighted-average number of common shares outstanding each period. Diluted net income per common share is computed based on the weighted-average number of common shares and dilutive potential common shares (dilutive stock options, stock appreciation rights, restricted stock and restricted stock unit awards) outstanding each period. Stock options with exercise prices greater than the average market price of the underlying common shares are excluded from the computation of diluted net income per common share because the effect of their inclusion would be anti-dilutive. The number of stock options excluded approximated zero and 2.5 million for the three-month periods, and 0.2 million and 2.6 million for the nine-month periods ended July 3, 2010 and June 27, 2009, respectively.

[2]	Roundup® is a registered trademark of Monsanto Technology LLC, a company affiliated with Monsanto.

	THREE MONTHS ENDED		NINE MONTHS ENDED
	JULY 3, 2010	JUNE 27, 2009	JULY 3, 2010	JUNE 27, 2009
Determination of diluted weighted-average common shares outstanding:
Weighted-average common shares outstanding	66.5	65.0	66.2	64.9
Assumed conversion of dilutive potential common shares	1.4	1.1	1.2	0.9

Diluted weighted-average common shares outstanding	67.9	66.1	67.4	65.8

Basic income per common share from continuing operations	$2.65	$2.32	$3.72	$2.80
Basic loss per common share from discontinued operations	—	(0.05)	(0.14)	(0.21)

Basic net income per common share	$2.65	$2.27	$3.58	$2.59

Diluted income per common share from continuing operations	$2.59	$2.28	$3.65	$2.76
Diluted loss per common share from discontinued operations	—	(0.04)	(0.14)	(0.21)

Diluted net income per common share	$2.59	$2.24	$3.51	$2.55

SUBSEQUENT EVENTS
On August 10, 2010, Scotts Miracle-Gro announced that its Board of Directors has authorized the repurchase of up to $500 million of Scotts Miracle-Gro’s common shares over the next four years. The authorization provides the Company with flexibility to purchase the common shares from time to time in open market purchases or through privately negotiated transactions. All or part of the repurchases may be made under Rule 10b5-1 plans, which the Company may enter from time to time and which enable the repurchases to occur on a more regular basis, or pursuant to accelerated share repurchases. The share repurchase authorization, which expires September 30, 2014, may be suspended or discontinued at any time, and there can be no guarantee as to the timing or amount of any repurchases.
Scotts Miracle-Gro also announced that its Board of Directors approved the payment of a cash dividend of $0.25 per common share, payable on September 10, 2010 to all common shareholders of record on August 27, 2010. The approval represents a doubling of the previous quarterly dividend.
Finally, on August 10, 2010, the Company indicated that it is actively exploring strategic alternatives for its Global Professional business segment. These strategic alternatives include the potential divestiture of that business segment, consistent with the Company’s previously stated intent to focus on its core Global Consumer business segment.
RECENT ACCOUNTING PRONOUNCEMENTS
Business Combinations
In December 2007, the Financial Accounting Standards Board (the “FASB”) issued new accounting guidance on business combinations and noncontrolling interests in consolidated financial statements. The objective is to improve the relevance, representational faithfulness and comparability of the information that a reporting entity provides in its financial reports about a business combination and its effects. The guidance applies to all transactions or other events in which an entity (the “acquirer”) obtains control of one or more businesses (the “acquiree”), including those sometimes referred to as “true mergers” or “mergers of equals” and combinations achieved without the transfer of consideration. In April 2009, the FASB issued additional guidance which addresses application issues arising from contingencies in a business combination. The Company adopted the new guidance beginning October 1, 2009. The Company had no acquisition activity for the nine months ended July 3, 2010, and the adoption of the new guidance did not impact the Company’s financial statements and related disclosures.
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

Determination of the Useful Life of Intangible Assets
In April 2008, the FASB issued new accounting guidance which amends the list of factors an entity should consider in developing renewal or extension assumptions used in determining the useful life of recognized intangible assets. The new guidance applies to (a) intangible assets that are acquired individually or with a group of other assets and (b) intangible assets acquired in both business combinations and asset acquisitions. Entities estimating the useful life of a recognized intangible asset must consider their historical experience in renewing or extending similar arrangements or, in the absence of historical experience, must consider assumptions that market participants would use about renewal or extension. The new guidance requires certain additional disclosures beginning October 1, 2009 and prospective application to useful life estimates for intangible assets acquired after September 30, 2009. The adoption of the new guidance did not have a material effect on the Company’s financial statements and related disclosures.
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
Revenue Recognition — Multiple-Element Arrangements
In October 2009, the FASB issued new accounting guidance addressing the accounting for multiple-deliverable arrangements to enable entities to account for products or services (deliverables) separately rather than as a combined unit. The provisions establish the accounting and reporting guidance for arrangements under which the entity will perform multiple revenue-generating activities. Specifically, this guidance addresses how to separate deliverables and how to measure and allocate arrangement consideration to one or more units of accounting. The provisions are effective for the Company’s financial statements for the fiscal year beginning October 1, 2010. The Company is in the process of evaluating the impact that the guidance may have on its financial statements and related disclosures.
NOTE 2. DISCONTINUED OPERATIONS
On July 8, 2009, Scotts Miracle-Gro announced that its wholly-owned subsidiary, Smith & Hawken, Ltd., had adopted a plan to close the Smith & Hawken business. During the Company’s first quarter of fiscal 2010, all Smith & Hawken stores were closed and substantially all operational activities of Smith & Hawken were discontinued. As a result, effective in its first quarter of fiscal 2010, the Company classified Smith & Hawken as discontinued operations. Accordingly, the Company has reclassified its results of operations for the three and nine months ended June 27, 2009 to reflect Smith & Hawken as discontinued operations separate from the Company’s results of continuing operations.
In fiscal 2010, the Company has incurred charges related to the liquidation of the Smith & Hawken business primarily associated with the termination of retail site lease obligations, third-party agency fees and severance and benefit commitments. These charges, primarily recorded in the Company’s first quarter of fiscal 2010, were partially offset by a gain of approximately $18 million from the sale of the Smith & Hawken intellectual property on December 30, 2009.

The following table summarizes results of Smith & Hawken classified as discontinued operations in the Company’s Condensed, Consolidated Statements of Operations for the three and nine months ended July 3, 2010 and June 27, 2009 (in millions).

	THREE MONTHS ENDED		NINE MONTHS ENDED
	JULY 3,	JUNE 27,	JULY 3,	JUNE 27,
	2010	2009	2010	2009
Net sales	$—	$48.6	$14.7	$99.9

Operating costs	(0.3)	50.8	22.5	119.6
Impairment, restructuring and other charges	0.3	2.7	19.2	2.7
Other income, net	—	(0.6)	(17.9)	(1.7)

Loss from discontinued operations before taxes	—	(4.3)	(9.1)	(20.7)

Income tax expense (benefit) from discontinued operations	—	(1.4)	0.2	(7.0)

Loss from discontinued operations	$—	$(2.9)	$(9.3)	$(13.7)

The major classes of assets and liabilities of Smith & Hawken were as follows (in millions):

	JULY 3,	JUNE 27,	SEPTEMBER 30,
	2010	2009	2009
Inventory	$—	$31.3	$11.5
Other current assets	5.2	6.5	3.3
Property, plant and equipment, net	—	2.4	1.9

Assets of discontinued operations	$5.2	$40.2	$16.7

Accounts payable	$0.2	$13.0	$6.2
Other current liabilities	4.3	7.2	13.2
Other liabilities	—	6.0	2.2

Liabilities of discontinued operations	$4.5	$26.2	$21.6

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
As a result of these registration and recall matters, the Company has reversed sales associated with estimated returns of affected products, recorded charges for affected inventory and recorded other registration and recall-related costs. The impacts of these adjustments were pre-tax charges of $1.5 million and $6.4 million for the three-month periods, and $5.8 million and $22.0 million for the nine-month periods ended July 3, 2010 and June 27, 2009, respectively. The Company expects to incur $8.0 to $10.0 million in fiscal 2010 on recall and registration matters, excluding possible fines, penalties, judgments and/or litigation costs. These fiscal 2010 charges primarily consist of costs associated with the reworking of certain finished goods inventories, the disposal of certain products and ongoing third-party professional services related to the U.S. EPA and U.S. DOJ investigations.
The U.S. EPA and U.S. DOJ investigations continue and may result in future state, federal or private actions including fines and/or penalties with respect to known or potential additional product registration issues. Until the U.S. EPA and U.S. DOJ investigations are complete, the Company cannot reasonably determine the scope or magnitude of possible liabilities that could result from known or potential product registration issues, and no reserves for these potential liabilities have been established as of July 3, 2010. However, it is possible that such liabilities, including fines, penalties, judgments and/or litigation costs, could be material and have an adverse effect on the Company’s financial condition, results of operations or cash flows.
The following tables summarize the impact of the product registration and recall matters on the Company’s results of operations during the three and nine months ended July 3, 2010 and June 27, 2009, and on accrued liabilities and inventory reserves as of July 3, 2010 (in millions):

	THREE MONTHS ENDED		NINE MONTHS ENDED
	JULY 3, 2010	JUNE 27, 2009	JULY 3, 2010	JUNE 27, 2009
Net sales — product recalls	$—	$—	$—	$(0.3)
Cost of sales — product recalls	—	—	—	(0.2)
Cost of sales — other charges	—	3.3	1.5	7.1

Gross profit	—	(3.3)	(1.5)	(7.2)
Selling, general and administrative	1.5	3.1	4.3	14.8

Loss from operations	(1.5)	(6.4)	(5.8)	(22.0)
Income tax benefit	0.5	2.1	2.0	7.8

Net loss	$(1.0)	$(4.3)	$(3.8)	$(14.2)

		ADDITIONAL
	RESERVES AT	COSTS AND		RESERVES AT
	SEPTEMBER 30,	CHANGES IN	RESERVES	JULY 3,
	2009	ESTIMATE	USED	2010
Inventory reserves	$4.1	$0.6	$(1.9)	$2.8
Other incremental costs of sales	4.2	0.9	(1.7)	3.4
Other general and administrative costs	1.4	4.3	(4.8)	0.9

Accrued liabilities and inventory reserves	$9.7	$5.8	$(8.4)	$7.1

NOTE 4. DETAIL OF INVENTORIES, NET
Inventories, net of lower of cost-or-market reserves of $31.9 million, $33.0 million and $35.3 million as of July 3, 2010, June 27, 2009 and September 30, 2009, respectively, consisted of (in millions):

	JULY 3,	JUNE 27,	SEPTEMBER 30,
	2010	2009	2009
Finished goods	$271.7	$319.7	$239.1
Work-in-process	24.0	40.6	41.5
Raw materials	165.9	187.1	178.3

	$461.6	$547.4	$458.9

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
Under the terms of the Marketing Agreement, the Company performs certain functions, primarily manufacturing conversion, distribution and logistics, and selling and marketing support, on behalf of Monsanto in the conduct of the consumer Roundup® business. The actual costs incurred for these activities are charged to and reimbursed by Monsanto. The Company records costs incurred under the Marketing Agreement for which the Company is the primary obligor on a gross basis, recognizing such costs in “Cost of sales” and the reimbursement of these costs in “Net sales,” with no effect on gross profit or net income. The related net sales and cost of sales were $18.9 million and $21.8 million for the three-month periods, and $54.0 million and $52.6 million for the nine-month periods, ended July 3, 2010 and June 27, 2009, respectively.
The elements of the net commission earned under the Marketing Agreement and included in “Net sales” are as follows (in millions):

	THREE MONTHS ENDED		NINE MONTHS ENDED
	JULY 3, 2010	JUNE 27, 2009	JULY 3, 2010	JUNE 27, 2009
Gross commission	$46.7	$36.9	$76.6	$54.9
Contribution expenses	(5.0)	(5.0)	(15.0)	(15.0)
Amortization of marketing fee	(0.2)	(0.2)	(0.6)	(0.6)

Net commission income	41.5	31.7	61.0	39.3
Reimbursements associated with Marketing Agreement	18.9	21.8	54.0	52.6

Total net sales associated with Marketing Agreement	$60.4	$53.5	$115.0	$91.9

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

NOTE 6. DEBT
The components of long-term debt are as follows (in millions):

	JULY 3,	JUNE 27,	SEPTEMBER 30,
	2010	2009	2009
Credit Facilities:
Revolving loans	$108.8	$564.7	$330.4
Term loans	344.4	526.4	456.4
Senior Notes — 7.25%	200.0	—	—
Master Accounts Receivable Purchase Agreement	15.0	10.0	4.2
Notes due to sellers	11.7	11.4	11.0
Foreign bank borrowings and term loans	2.5	1.5	0.5
Other	7.8	6.6	7.6

	690.2	1,120.6	810.1
Less current portions	200.0	152.9	160.4

	$490.2	$967.7	$649.7

In February 2007, Scotts Miracle-Gro and certain of its subsidiaries entered into the following senior secured credit facilities totaling up to $2.15 billion in the aggregate: (a) a senior secured five-year term loan facility in the principal amount of $560 million and (b) a senior secured five-year revolving loan facility in the aggregate principal amount of up to $1.59 billion. Under the terms of these credit facilities, the Company may request an additional $200 million in revolving credit and/or term credit commitments, subject to approval from the lenders. Borrowings may be made in various currencies including U.S. dollars, Euros, British pounds, Australian dollars and Canadian dollars. Amortization payments on the term loan portion of the credit facilities began on September 30, 2007 and are due quarterly through 2012. As of July 3, 2010, the cumulative total amortization payments on the term loan were $215.6 million, reducing the balance of the Company’s term loans and effectively reducing the amount outstanding under the credit facilities.
As of July 3, 2010, there was $1.45 billion of availability under the senior secured credit facilities, including letters of credit. Under the revolving loan facility, the Company has the ability to issue letter of credit commitments up to $65 million. At July 3, 2010, the Company had letters of credit in the aggregate face amount of $31.2 million outstanding.
On January 14, 2010, Scotts Miracle-Gro issued $200 million aggregate principal amount of 7.25% Senior Notes due 2018 (the “Senior Notes”). The proceeds of the offering were used to reduce outstanding borrowings under the Company’s senior secured revolving credit facility. The Senior Notes represent general unsecured senior obligations of Scotts Miracle-Gro, and were sold to the public at 99.254% of the principal amount thereof, to yield 7.375% to maturity. The Senior Notes have interest payment dates of January 15 and July 15, which began on July 15, 2010, and may be redeemed prior to maturity at applicable redemption premiums. The Senior Notes contain usual and customary incurrence-based covenants, which include, but are not limited to, restrictions on the incurrence of additional indebtedness, the incurrence of liens and the issuance of certain preferred shares, and the making of certain distributions, investments and other restricted payments, as well as other usual and customary covenants, which include, but are not limited to, restrictions on sale and leaseback transactions, restrictions on purchases for or redemptions of Scotts Miracle-Gro stock and prepayments of subordinated debt, limitations on asset sales and restrictions on transactions with affiliates. The Senior Notes mature on January 15, 2018. Certain of Scotts Miracle-Gro’s domestic subsidiaries serve as guarantors of the Senior Notes. Refer to “NOTE 16. FINANCIAL INFORMATION FOR SUBSIDIARY GUARANTORS AND NON-GUARANTORS” for more information regarding the guarantor entities.
At July 3, 2010, the Company had outstanding interest rate swaps with major financial institutions that effectively converted a portion of variable-rate debt denominated in U.S. dollars to a fixed rate. The swap agreements had a total U.S. dollar notional amount of $450 million at July 3, 2010. Interest payments made between the effective date and expiration date are hedged by the swap agreement, except as noted below. The effective dates, expiration dates and rates of these swap agreements are shown in the table below:

	EFFECTIVE	EXPIRATION	FIXED
NOTIONAL AMOUNT (IN MILLIONS)	DATE (a)	DATE	RATE
$200	2/14/2007	2/14/2012	5.20%
50	2/14/2012	2/14/2016	3.78%
150 (b)	11/16/2009	5/16/2016	3.26%
50 (c)	2/16/2010	5/16/2016	3.05%

(a)	The effective date refers to the date on which interest payments were first hedged by the applicable swap contract.

(b)	Interest payments made during the six-month period beginning November 14 of each year between the effective date and expiration date are hedged by the swap contract.

(c)	Interest payments made during the three-month period beginning February 14 of each year between the effective date and expiration date are hedged by the swap contract.

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
On May 13, 2010, the Company and its lender entered into a First Amendment to the 2009 MARP Agreement (the “First Amendment”). The First Amendment, which was effective May 1, 2010, extended the stated termination date of the 2009 MARP Agreement through May 12, 2011, or such later date as may be mutually agreed by the Company and its lender. The 2009 MARP Agreement, as amended by the First Amendment, provides an interest rate that approximates the 7-day LIBOR rate plus 125 basis points; the First Amendment did not otherwise modify any substantive provisions of the 2009 MARP Agreement.
The Company accounts for the sale of receivables under the 2009 MARP Agreement, as amended, as short-term debt and continues to carry the receivables on its Condensed, Consolidated Balance Sheet, primarily as a result of the Company’s right to repurchase receivables sold. The caption “Accounts receivable pledged” on the accompanying Condensed, Consolidated Balance Sheets in the amounts of $23.3 million, $23.5 million and $17.0 million as of July 3, 2010, June 27, 2009 and September 30, 2009, respectively, represents the pool of receivables that have been designated as “sold” under the 2009 and 2008 MARP Agreements, as applicable, and serve as collateral for short-term debt thereunder in the amounts of $15.0 million, $10.0 million and $4.2 million as of those dates, respectively.
The Company was in compliance with the terms of all borrowing agreements at July 3, 2010.
Notes Due to Sellers
Notes due to sellers include contingent consideration related to our May 2006 acquisition of certain brands and assets of Turf-Seed, Inc., a leading producer of quality commercial turfgrasses. Payment to the seller is due in the second half of fiscal 2012 and is largely based on the performance of the Company’s consumer and professional seed business for the twelve-month period ending in May 2012.
A description of the methods and assumptions used to estimate the fair values of the Company’s debt instruments is as follows:
Long-Term Debt
The interest rate currently available to the Company fluctuates with the applicable LIBOR rate, prime rate or Federal Funds Effective Rate, and thus the carrying value is a reasonable estimate of fair value.
Senior Notes — 7.25%
The fair value of the Senior Notes can be determined based on the trading of the Senior Notes in the open market. The difference between the carrying value and the fair value of the Senior Notes represents the premium or discount on that date. Based on the trading value on or around July 3, 2010, the carrying value is a reasonable estimate of the fair value of the Senior Notes.
Accounts Receivable Pledged
The interest rate on the short-term debt associated with accounts receivable pledged under the 2009 MARP Agreement fluctuates with the one-week LIBOR rate, and thus the carrying value is a reasonable estimate of fair value.

NOTE 7. COMPREHENSIVE INCOME
The components of other comprehensive income (expense) and total comprehensive income were as follows (in millions):

	THREE MONTHS ENDED		NINE MONTHS ENDED
	JULY 3,	JUNE 27,	JULY 3,	JUNE 27,
	2010	2009	2010	2009
Net income	$175.9	$147.8	$236.7	$168.2
Other comprehensive income (expense):
Change in valuation of derivative instruments	(3.8)	12.1	5.1	(2.1)
Pension and other postretirement related items	(3.9)	(2.3)	1.4	5.8
Foreign currency translation adjustments	(5.3)	(6.4)	(0.4)	3.6

Comprehensive income	$162.9	$151.2	$242.8	$175.5

NOTE 8. RETIREMENT AND RETIREE MEDICAL PLANS COST INFORMATION
The following summarizes the net periodic benefit cost for the various retirement and retiree medical plans sponsored by the Company (in millions):

	THREE MONTHS ENDED		NINE MONTHS ENDED
	JULY 3,	JUNE 27,	JULY 3,	JUNE 27,
	2010	2009	2010	2009
Frozen defined benefit plans	$1.1	$0.9	$3.4	$2.7
International benefit plans	1.7	2.4	5.2	6.1
Retiree medical plan	0.5	0.5	1.7	1.5

	$3.3	$3.8	$10.3	$10.3

On July 1, 2010, the Company froze its two United Kingdom defined benefit pension plans and transferred participants to an amended defined contribution plan. Under the frozen plans, participants are no longer credited for future service; however, future salary increases will continue to be factored into each participant’s final pension benefit. As a result of the freeze, the Company measured the unfunded status of the U.K. defined benefit pension plans as of July 3, 2010. The results of the freeze and remeasurement did not affect the Company’s results of operations or cash flows, and did not significantly affect the Company’s financial position.
NOTE 9. SHARE-BASED COMPENSATION AWARDS
The following is a summary of the share-based compensation awards granted over the periods indicated:

	NINE MONTHS ENDED
	JULY 3, 2010	JUNE 27, 2009
Options	367,600	696,100
Performance shares	4,200	—
Restricted stock	—	240,400
Restricted stock units (including deferred stock units)	287,508	232,350

Total share-based awards	659,308	1,168,850

Aggregate fair value at grant dates (in millions)	$16.9	$16.5
Total share-based compensation was as follows for the periods indicated (in millions):

	THREE MONTHS ENDED		NINE MONTHS ENDED
	JULY 3, 2010	JUNE 27, 2009	JULY 3, 2010	JUNE 27, 2009
Share-based compensation	$4.3	$4.0	$12.5	$12.1

NOTE 10. INCOME TAXES
The balance of unrecognized tax benefits related to uncertain tax positions and the amount of related interest and penalties were as follows (in millions):

	JULY 3,	SEPTEMBER 30,
	2010	2009
Unrecognized tax benefits	$6.7	$6.2
Portion that, if recognized, would impact the effective tax rate	6.7	6.4
Accrued penalties on unrecognized tax benefits	0.7	0.6
Accrued interest on unrecognized tax benefits	1.2	1.2
Scotts Miracle-Gro or one of its subsidiaries files income tax returns in the U.S. federal jurisdiction and various state, local and foreign jurisdictions. With few exceptions, the Company is no longer subject to examinations by these tax authorities for fiscal years prior to 2007. The Company is currently under examination by the Internal Revenue Service and certain U.S. state and local tax authorities. In regard to the U.S. state and local audits, the tax periods under investigation are limited to fiscal years 2005 through 2008. A federal audit of the Company’s fiscal 2008 tax year also commenced during the quarter ended July 3, 2010. In addition to these audits, certain other tax deficiency notices and refund claims for previous years remain unresolved.
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
The Company has historically received a federal retiree drug subsidy as it offers retiree prescription drug coverage that is at a minimum as valuable as Medicare Part D coverage. The Patient Protection and Affordable Care Act (“PPACA”), which was enacted on March 23, 2010, repealed the existing rule that permitted a tax deduction for the portion of the drug coverage expense that was offset by the Medicare Part D subsidy received by the Company. This provision of PPACA was to be effective beginning with the Company’s fiscal 2012 tax year. On March 30, 2010, a companion bill, the Health Care and Education Reconciliation Act of 2010 (“HCERA”), was enacted. HCERA delayed the effective date of the reduction under PPACA until the Company’s fiscal 2014 tax year. As a result of this new legislation, the Company recorded a $1.9 million charge to tax expense during its second quarter of fiscal 2010 to reduce its deferred tax asset for the portion of the subsidy that will no longer be deductible when paid after fiscal 2013.
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
FIFRA Compliance and the Corresponding Governmental Investigations
For a description of the Company’s ongoing FIFRA compliance efforts and the corresponding governmental investigations, see “NOTE 3. PRODUCT REGISTRATION AND RECALL MATTERS.”
Other Regulatory Matters
In 1997, the Ohio Environmental Protection Agency initiated an enforcement action against the Company with respect to alleged surface water violations and inadequate wastewater treatment capabilities at its Marysville, Ohio facility, seeking corrective action under the federal Resource Conservation and Recovery Act of 1976, as amended (“RCRA”). The action related to discharges from on-site waste water treatment and several discontinued on-site disposal areas. Pursuant to a Consent Order entered by the Union County Common Pleas Court in 2002, as of June 2010 the Company has completed the required actions to restore the site and eliminate exposure to waste materials from the discontinued on-site disposal areas. The Company is obligated to perform long-term monitoring of the site for up to 25 to 30 years.

On or about March 19, 2010, the U.S. EPA Region VII issued notice to the Company indicating that the U.S. EPA intended to file an administrative complaint with respect to alleged RCRA violations arising out of an October 28-29, 2008 inspection of the Company’s Fort Madison, Iowa facility. The notice proposed a penalty of $466,977 and offered the Company the opportunity to negotiate a resolution of the proposed penalty before any complaint was filed. The Company made a timely response to the U.S. EPA and agreed to enter into pre-filing negotiations. Settlement discussions are underway.
At July 3, 2010, $2.5 million was accrued for other regulatory matters in the “Other liabilities” line in the Condensed, Consolidated Balance Sheet. The amounts accrued are believed to be adequate to cover such known environmental exposures based on current facts and estimates of likely outcomes. However, if facts and circumstances change significantly, they could result in a material adverse effect on the Company’s financial condition, results of operations or cash flows.
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
The Company formally designates and documents qualifying instruments as hedges of underlying exposures at inception. The Company formally assesses, both at inception and at least quarterly, whether the financial instruments used in hedging transactions are effective at offsetting changes in either the fair value or cash flows of the related underlying exposure. Fluctuations in the value of these instruments generally are offset by changes in the fair value or cash flows of the underlying exposures being hedged. This offset is driven by the high degree of effectiveness between the exposure being hedged and the hedging instrument. GAAP requires all derivative instruments to be recognized as either assets or liabilities at fair value in the Condensed, Consolidated Balance Sheets. The Company designates commodity hedges as cash flow hedges of forecasted purchases of commodities and interest rate swap agreements as cash flow hedges of interest payments on variable rate borrowings. Any ineffective portion of a change in the fair value of a qualifying instrument is immediately recognized in earnings. The amounts recorded in earnings related to ineffectiveness of derivative hedges for the three- and nine-month periods ended July 3, 2010 and June 27, 2009 were not significant.
Foreign Currency Swap Contracts
The Company periodically uses foreign currency swap contracts to manage the exchange rate risk associated with intercompany loans with foreign subsidiaries that are denominated in local currencies. At July 3, 2010, the notional amount of outstanding foreign currency swap contracts was $211.4 million, with a fair value of $(5.6) million. The fair value of foreign currency swap contracts is determined based on changes in spot rates. The unrealized loss on the foreign currency swap contracts approximates the unrealized gain on the intercompany loans recognized by the Company’s lending subsidiaries.

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
At July 3, 2010 and June 27, 2009, the Company had outstanding interest rate swap agreements with major financial institutions that effectively converted a portion of the Company’s variable-rate debt to a fixed rate. The swap agreements had a total U.S. dollar equivalent notional amount of $450 million and $650 million at July 3, 2010 and June 27, 2009, respectively. Refer to “NOTE 6. DEBT” for the terms of the swap agreements outstanding at July 3, 2010. Included in the AOCI balance at July 3, 2010 was a pre-tax loss of $11.5 million related to interest rate swap agreements that is expected to be reclassified to earnings during the next 12 months, consistent with the timing of the underlying hedged transactions.
Commodity Hedges
The Company had outstanding hedging arrangements at July 3, 2010 designed to fix the price of a portion of its urea needs. The contracts are designated as hedges of the Company’s exposure to future cash flow fluctuations associated with the cost of urea. The objective of the hedges is to mitigate the earnings and cash flow volatility attributable to the risk of changing prices. Unrealized gains or losses in the fair value of these contracts are recorded to the AOCI component of shareholders’ equity. Realized gains or losses remain as a component of AOCI until the related inventory is sold. Upon sale of the underlying inventory, the gain or loss is reclassified to cost of sales. Included in the AOCI balance at July 3, 2010 was a pre-tax gain of $0.8 million related to urea derivatives that is expected to be reclassified to earnings during the next 12 months, consistent with the timing of the underlying hedged transactions.
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
Beginning in fiscal 2009, the Company entered into fuel derivatives for its Scotts LawnService® business that qualify for hedge accounting treatment. Unrealized gains or losses in the fair value of these contracts are recorded to the AOCI component of shareholders’ equity except for any ineffective portion of the change in fair value, which is immediately recorded in earnings. For the effective portion of the change in fair value, realized gains or losses remain as a component of AOCI until the related fuel is consumed by the Scotts LawnService® service vehicles. Upon consumption of the fuel, the gain or loss is reclassified to cost of sales. The pre-tax gain included in the AOCI balance at July 3, 2010 related to the fuel derivatives that is expected to be reclassified from AOCI to earnings during the next 12 months, consistent with the timing of the underlying hedged transactions, is not significant.
As of July 3, 2010, the Company had the following outstanding commodity contracts that were entered into to hedge forecasted purchases:

COMMODITY	VOLUME
Urea	62,000 tons
Diesel	2,058,000 gallons
Gasoline	126,000 gallons

Fair Values of Derivative Instruments
The fair values of the Company’s derivative instruments were as follows (in millions):

	ASSETS / (LIABILITIES)
		JULY 3,	JUNE 27,	SEPTEMBER 30,
DERIVATIVES DESIGNATED AS HEDGING		2010	2009	2009
INSTRUMENTS	BALANCE SHEET LOCATION	FAIR VALUE
Interest rate swap agreements	Other liabilities	$(20.8)	$(23.5)	$(23.7)

Commodity hedging instruments	Prepaid and other assets	—	0.3	0.1
	Other current liabilities	(0.2)	0.1	—

Total derivatives designated as hedging instruments		$(21.0)	$(23.1)	$(23.6)

DERIVATIVES NOT DESIGNATED AS HEDGING INSTRUMENTS (1)
Foreign currency swap contracts	Other current liabilities	$(5.6)	$—	$(3.9)

Commodity hedging instruments	Prepaid and other assets	—	0.1	0.1
	Other current liabilities	(0.5)	0.3	(0.1)

Total derivatives not designated as hedging instruments (1)		$(6.1)	$0.4	$(3.9)

Total derivatives		$(27.1)	$(22.7)	$(27.5)

(1)	See discussion above for additional information regarding the Company’s purpose for entering into derivatives not designated as hedging instruments and its overall risk management strategy.
Refer to “NOTE 13. FAIR VALUE MEASUREMENTS” for the Company’s fair value measurements of derivative instruments as they relate to the valuation hierarchy.
The effect of derivative instruments on AOCI and the Condensed, Consolidated Statements of Operations for the three- and nine-month periods ended July 3, 2010 and June 27, 2009 was as follows (in millions):

	AMOUNT OF GAIN / (LOSS) RECOGNIZED IN AOCI
	THREE MONTHS ENDED		NINE MONTHS ENDED
	JULY 3,	JUNE 27,	JULY 3,	JUNE 27,
DERIVATIVES IN CASH FLOW HEDGING RELATIONSHIPS	2010	2009	2010	2009
Interest rate swap agreements	$(6.2)	$2.0	$(12.8)	$(15.6)
Commodity hedging instruments	(0.6)	0.1	1.5	(6.9)

Total	$(6.8)	$2.1	$(11.3)	$(22.5)

		AMOUNT OF GAIN / (LOSS) RECLASSIFIED FROM AOCI
		INTO EARNINGS
	LOCATION OF GAIN / (LOSS)	THREE MONTHS ENDED		NINE MONTHS ENDED
DERIVATIVES IN CASH FLOW	RECLASSIFIED FROM	JULY 3,	JUNE 27,	JULY 3,	JUNE 27,
HEDGING RELATIONSHIPS	AOCI INTO EARNINGS	2010	2009	2010	2009
Interest rate swap agreements	Interest expense	$(3.2)	$(4.0)	$(14.7)	$(11.5)
Commodity hedging instruments	Cost of sales	0.3	(5.1)	(2.5)	(8.1)

Total		$(2.9)	$(9.1)	$(17.2)	$(19.6)

		AMOUNT OF GAIN / (LOSS) RECOGNIZED IN EARNINGS
		THREE MONTHS ENDED		NINE MONTHS ENDED
DERIVATIVES NOT DESIGNATED	LOCATION OF GAIN / (LOSS)	JULY 3,	JUNE 27,	JULY 3,	JUNE 27,
AS HEDGING INSTRUMENTS	RECOGNIZED IN EARNINGS	2010	2009	2010	2009
Foreign currency swap contracts	Interest expense	$(5.6)	$—	$(4.9)	$(6.4)
Commodity hedging instruments	Cost of sales	(0.8)	0.2	(0.9)	(0.5)

Total		$(6.4)	$0.2	$(5.8)	$(6.9)

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

The following table presents the Company’s financial assets and liabilities measured at fair value on a recurring basis at July 3, 2010 (in millions):

	Quoted Prices in Active
	Markets for Identical	Significant Other	Unobservable
	Assets	Observable Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)	Total
Assets
Other	$5.9	$—	$—	$5.9

Total	$5.9	$—	$—	$5.9

Liabilities
Derivatives
Interest rate swap agreements	$—	$(20.8)	$—	$(20.8)
Foreign currency swap contracts	—	(5.6)	—	(5.6)
Commodity hedging instruments	—	(0.7)	—	(0.7)

Total	$—	$(27.1)	$—	$(27.1)

NOTE 14. ACQUISITIONS
There was no acquisition activity in the first nine months of fiscal 2010. Effective October 1, 2008, the Company acquired Humax Horticulture Limited, a privately-owned growing media company in the United Kingdom, for a total cost of $9.3 million.
In May 2006, the Company acquired certain brands and assets of Turf-Seed, Inc., a leading producer of quality commercial turfgrasses, for cash of $10.0 million, assumed liabilities of $4.5 million and contingent consideration due in the second half of fiscal 2012. The contingent consideration is largely based on the performance of the Company’s consumer and professional seed business for the twelve-month period ending in May 2012.
NOTE 15. SEGMENT INFORMATION
The Company divides its business into the following segments — Global Consumer, Global Professional, Scotts LawnService® and Corporate & Other. This division of reportable segments is consistent with how the segments report to and are managed by senior management of the Company. Certain reclassifications were made to the Global Consumer and Global Professional prior period amounts to reflect changes in the structure of the Company’s organization effective in fiscal 2010. Prior to being reported as discontinued operations, Smith & Hawken was included as part of the Company’s Corporate & Other reportable segment.
The Global Consumer segment consists of the North American Consumer and International Consumer business groups. The business groups comprising this segment manufacture, market and sell dry, granular slow-release lawn fertilizers, combination lawn fertilizer and control products, grass seed, spreaders, water-soluble, liquid and continuous release garden and indoor plant foods, plant care products, potting, garden and lawn soils, mulches and other growing media products, wild bird food, pesticide and rodenticide products. Products are marketed to mass merchandisers, home centers, large hardware chains, warehouse clubs, distributors, garden centers and grocers in the United States, Canada, Europe, Latin America and Australia.
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

The Corporate & Other segment primarily consists of corporate general and administrative expenses.
Segment performance is evaluated based on several factors, including income from continuing operations before amortization, product registration and recall costs, and impairment, restructuring and other charges, which are not GAAP measures. Senior management of the Company uses this measure of operating profit to gauge segment performance because the Company believes this measure is the most indicative of performance trends and the overall earnings potential of each segment. The following tables present segment financial information (in millions).

	THREE MONTHS		NINE MONTHS
	ENDED		ENDED
	JULY 3,	JUNE 27,	JULY 3,	JUNE 27,
	2010	2009	2010	2009
Net sales:
Global Consumer	$1,085.9	$1,083.2	$2,314.6	$2,112.1
Global Professional	71.9	69.5	205.3	196.5
Scotts LawnService®	81.3	78.9	144.9	150.5

Segment total	1,239.1	1,231.6	2,664.8	2,459.1
Roundup® amortization	(0.2)	(0.2)	(0.6)	(0.6)
Product registration and recall matters-returns	—	—	—	(0.3)

Consolidated	$1,238.9	$1,231.4	$2,664.2	$2,458.2

Operating income (loss):
Global Consumer	$292.7	$265.2	$510.2	$429.2
Global Professional	6.9	5.2	15.3	26.8
Scotts LawnService®	22.8	21.6	1.5	(2.3)
Corporate & Other	(27.7)	(32.7)	(83.7)	(91.7)

Segment total	294.7	259.3	443.3	362.0
Roundup® amortization	(0.2)	(0.2)	(0.6)	(0.6)
Other amortization	(2.5)	(2.7)	(7.7)	(8.9)
Product registration and recall matters	(1.5)	(6.4)	(5.8)	(22.0)

Consolidated	$290.5	$250.0	$429.2	$330.5

	JULY 3,	JUNE 27,	SEPTEMBER 30,
	2010	2009	2009
Total assets:
Global Consumer	$1,796.2	$1,878.3	$1,504.5
Global Professional	310.8	365.8	334.1
Scotts LawnService®	177.5	180.4	176.1
Corporate & Other	238.7	284.7	205.4

Consolidated	$2,523.2	$2,709.2	$2,220.1

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
The following information presents condensed, consolidating Statements of Operations for the three-month and nine-month periods ended July 3, 2010 and June 27, 2009, condensed, consolidating Statements of Cash Flows for the nine-month periods ended July 3, 2010 and June 27, 2009, and condensed, consolidating Balance Sheets as of July 3, 2010, June 27, 2009 and September 30, 2009. The condensed, consolidating financial information presents, in separate columns, financial information for: Scotts Miracle-Gro on a Parent-only basis, carrying its investment in subsidiaries under the equity method; Guarantors on a combined basis, carrying investments in subsidiaries which do not guarantee the debt (collectively, the “Non-Guarantors”) under the equity method; Non-Guarantors on a combined basis; and eliminating entries. The eliminating entries primarily reflect intercompany transactions, such as interest expense, accounts receivable and payable, short and long-term debt, and the elimination of equity investments and income in subsidiaries. Because the Parent is obligated to pay the unpaid principal amount and interest on all amounts borrowed by the Guarantors or Non-Guarantors under the senior secured five-year revolving loan facility, the borrowings and related interest expense for the revolving loans outstanding of the Guarantors and Non-Guarantors are also presented in the accompanying Parent-only financial information, and are then eliminated.

The Scotts Miracle-Gro Company
Condensed, Consolidating Statement of Operations
for the three months ended July 3, 2010
(in millions)

		Subsidiary	Non-
	Parent	Guarantors	Guarantors	Eliminations	Consolidated

Net sales	$—	$1,020.6	$218.3	$—	$1,238.9
Cost of sales	—	592.1	142.0	—	734.1
Cost of sales — product registration and recall matters	—	—	—	—	—

Gross profit	—	428.5	76.3	—	504.8

Operating expenses:
Selling, general and administrative	—	185.5	53.9	(25.0)	214.4
Product registration and recall matters	—	1.5	—	—	1.5
Other income, net	—	(1.5)	(0.1)	—	(1.6)

Income from operations	—	243.0	22.5	25.0	290.5

Equity income in subsidiaries	(180.1)	(37.6)	—	217.7	—
Other non-operating income	(5.3)	—	—	5.3	—
Interest expense	9.7	6.1	1.4	(5.3)	11.9

Income from continuing operations before income taxes	175.7	274.5	21.1	(192.7)	278.6

Income tax (benefit) expense from continuing operations	(0.2)	95.2	7.7	—	102.7

Income from continuing operations	175.9	179.3	13.4	(192.7)	175.9

Loss from discontinued operations, net of tax	—	—	25.0	(25.0)	—

Net income	$175.9	$179.3	$38.4	$(217.7)	$175.9

The Scotts Miracle-Gro Company
Condensed, Consolidating Statement of Operations
for the nine months ended July 3, 2010
(in millions)

		Subsidiary	Non-
	Parent	Guarantors	Guarantors	Eliminations	Consolidated

Net sales	$—	$2,123.7	$540.5	$—	$2,664.2
Cost of sales	—	1,292.9	363.9	—	1,656.8
Cost of sales — product registration and recall matters	—	1.5	—	—	1.5

Gross profit	—	829.3	176.6	—	1,005.9

Operating expenses:
Selling, general and administrative	—	466.4	139.0	(25.0)	580.4
Product registration and recall matters	—	4.3	—	—	4.3
Other income, net	—	(5.4)	(2.6)	—	(8.0)

Income from operations	—	364.0	40.2	25.0	429.2

Equity income in subsidiaries	(245.2)	(37.5)	—	282.7	—
Other non-operating income	(21.3)	—	—	21.3	—
Interest expense	30.5	24.1	4.4	(21.3)	37.7

Income from continuing operations before income taxes	236.0	377.4	35.8	(257.7)	391.5

Income tax (benefit) expense from continuing operations	(0.7)	132.9	13.3	—	145.5

Income from continuing operations	236.7	244.5	22.5	(257.7)	246.0

Loss from discontinued operations, net of tax	—	—	15.7	(25.0)	(9.3)

Net income	$236.7	$244.5	$38.2	$(282.7)	$236.7

The Scotts Miracle-Gro Company
Condensed, Consolidating Statement of Cash Flows
for the nine months ended July 3, 2010
(in millions)

		Subsidiary	Non-
	Parent	Guarantors	Guarantors	Eliminations	Consolidated

NET CASH (USED IN) PROVIDED BY OPERATING ACTIVITIES	$(38.1)	$186.4	$7.9	$—	$156.2

INVESTING ACTIVITIES
Proceeds from sale of long-lived assets	—	23.6	—	—	23.6
Investments in property, plant and equipment	—	(44.4)	(2.5)	—	(46.9)
Investments in intellectual property	—	—	—	—	—
Investments in acquired businesses, net of cash acquired	—	—	—	—	—

Net cash used in investing activities	—	(20.8)	(2.5)	—	(23.3)

FINANCING ACTIVITIES
Borrowings under revolving and bank lines of credit and term loans	—	593.1	334.7	—	927.8
Repayments under revolving and bank lines of credit and term loans	—	(798.4)	(436.4)	—	(1,234.8)
Proceeds from issuance of 7.25% Senior Notes, net of discount	198.5				198.5
Dividends paid	(25.9)	—	—	—	(25.9)
Payments on seller notes	—	(0.2)	—	—	(0.2)
Financing and issuance fees	(5.5)	—	—	—	(5.5)
Excess tax benefits from share-based payment arrangements	—	3.9	—	—	3.9
Cash received from the exercise of stock options	14.8	—	—	—	14.8
Intercompany financing	(143.8)	34.4	109.4	—	—

Net cash (used in) provided by financing activities	38.1	(167.2)	7.7	—	(121.4)

Effect of exchange rate changes on cash	—	—	(4.4)	—	(4.4)

Net increase (decrease) in cash and cash equivalents	—	(1.6)	8.7	—	7.1
Cash and cash equivalents, beginning of period	—	7.0	64.6	—	71.6

Cash and cash equivalents, end of period	$—	$5.4	$73.3	$—	$78.7

The Scotts Miracle-Gro Company
Condensed, Consolidating Balance Sheet
As of July 3, 2010
(in millions)

		Subsidiary	Non-
	Parent	Guarantors	Guarantors	Eliminations	Consolidated

ASSETS
Current assets:
Cash and cash equivalents	$—	$5.4	$73.3	$—	$78.7
Accounts receivable, net	—	462.8	211.0	—	673.8
Accounts receivable pledged	—	23.3	—	—	23.3
Inventories, net	—	362.5	99.1	—	461.6
Prepaid and other assets	—	114.6	49.0	—	163.6

Total current assets	—	968.6	432.4	—	1,401.0

Property, plant and equipment, net	—	319.2	53.3	—	372.5
Goodwill	—	305.2	63.7	—	368.9
Intangible assets, net	—	294.8	52.3	—	347.1
Other assets	15.4	19.7	42.3	(43.7)	33.7
Equity investment in subsidiaries	861.0	—	—	(861.0)	—
Intercompany assets	517.1	—	—	(517.1)	—

Total assets	$1,393.5	$1,907.5	$644.0	$(1,421.8)	$2,523.2

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current portion of debt	$180.6	$16.9	$2.5	$—	$200.0
Accounts payable	—	153.0	76.5	—	229.5
Other current liabilities	7.2	398.0	148.8	—	554.0

Total current liabilities	187.8	567.9	227.8	—	983.5

Long-term debt	367.0	20.8	105.6	(3.2)	490.2
Other liabilities	3.9	191.1	63.4	(43.7)	214.7
Equity investment in subsidiaries	—	43.7	—	(43.7)	—
Intercompany liabilities	—	222.0	291.9	(513.9)	—

Total liabilities	558.7	1,045.5	688.7	(604.5)	1,688.4

Shareholders’ equity	834.8	862.0	(44.7)	(817.3)	834.8

Total liabilities and shareholders’ equity	$1,393.5	$1,907.5	$644.0	$(1,421.8)	$2,523.2

The Scotts Miracle-Gro Company
Condensed, Consolidating Statement of Operations
for the three months ended June 27, 2009
(in millions)

		Subsidiary	Non-
	Parent	Guarantors	Guarantors	Eliminations	Consolidated

Net sales	$—	$1,018.0	$213.4	$—	$1,231.4
Cost of sales	—	604.9	147.5	—	752.4
Cost of sales — product registration and recall matters	—	3.3	—	—	3.3

Gross profit	—	409.8	65.9	—	475.7

Operating expenses:
Selling, general and administrative	—	172.9	50.1	—	223.0
Product registration and recall matters	—	3.1	—	—	3.1
Other (income) expense, net	—	1.6	(2.0)	—	(0.4)

Income from operations	—	232.2	17.8	—	250.0

Equity income in subsidiaries	(148.7)	(6.7)	—	155.4	—
Other non-operating income	(8.4)	—	—	8.4	—
Interest expense	9.1	10.5	2.5	(8.4)	13.7

Income from continuing operations before income taxes	148.0	228.4	15.3	(155.4)	236.3

Income tax expense from continuing operations	0.2	79.8	5.6	—	85.6

Income from continuing operations	147.8	148.6	9.7	(155.4)	150.7

Loss from discontinued operations, net of tax	—	—	(2.9)	—	(2.9)

Net income	$147.8	$148.6	$6.8	$(155.4)	$147.8

The Scotts Miracle-Gro Company
Condensed, Consolidating Statement of Operations
for the nine months ended June 27, 2009
(in millions)

		Subsidiary	Non-
	Parent	Guarantors	Guarantors	Eliminations	Consolidated

Net sales	$—	$1,960.5	$497.7	$—	$2,458.2
Cost of sales	—	1,211.2	330.6	—	1,541.8
Cost of sales — product registration and recall matters	—	7.1	—	—	7.1

Gross profit	—	742.2	167.1	—	909.3

Operating expenses:
Selling, general and administrative	—	456.3	109.4	—	565.7
Product registration and recall matters	—	14.8	—	—	14.8
Other income, net	—	—	(1.7)	—	(1.7)

Income from operations	—	271.1	59.4	—	330.5

Equity income in subsidiaries	(169.5)	(8.9)	—	178.4	—
Other non-operating income	(27.3)	—	—	27.3	—
Interest expense	29.3	34.7	9.2	(27.3)	45.9

Income from continuing operations before income taxes	167.5	245.3	50.2	(178.4)	284.6

Income tax (benefit) expense from continuing operations	(0.7)	90.6	12.8	—	102.7

Income from continuing operations	168.2	154.7	37.4	(178.4)	181.9

Loss from discontinued operations, net of tax	—	—	(13.7)	—	(13.7)

Net income	$168.2	$154.7	$23.7	$(178.4)	$168.2

The Scotts Miracle-Gro Company
Condensed, Consolidating Statement of Cash Flows
for the nine months ended June 27, 2009
(in millions)

		Subsidiary	Non-
	Parent	Guarantors	Guarantors	Eliminations	Consolidated

NET CASH (USED IN) PROVIDED BY OPERATING ACTIVITIES	$(2.0)	$86.2	$(80.7)	$—	$3.5

INVESTING ACTIVITIES
Proceeds from sale of long-lived assets	—	0.8	—	—	0.8
Investments in property, plant and equipment	—	(22.2)	(4.5)	—	(26.7)
Investments in intellectual property	—	(1.0)	—	—	(1.0)
Investments in acquired businesses, net of cash acquired	—	(0.2)	(9.1)	—	(9.3)

Net cash used in investing activities	—	(22.6)	(13.6)	—	(36.2)

FINANCING ACTIVITIES
Borrowings under revolving and bank lines of credit and term loans	—	1,005.2	312.1	—	1,317.3
Repayments under revolving and bank lines of credit and term loans	—	(999.0)	(198.9)	—	(1,197.9)
Dividends paid	(25.2)	—	—	—	(25.2)
Payments on seller notes	—	(1.0)	—	—	(1.0)
Financing and issuance fees	—	(0.1)	—	—	(0.1)
Excess tax benefits from share-based payment arrangements	—	1.1	—	—	1.1
Cash received from the exercise of stock options	4.8	—	—	—	4.8
Intercompany financing	22.4	20.4	(42.8)	—	—

Net cash provided by financing activities	2.0	26.6	70.4	—	99.0

Effect of exchange rate changes on cash	—	—	(1.8)	—	(1.8)

Net increase (decrease) in cash and cash equivalents	—	90.2	(25.7)	—	64.5
Cash and cash equivalents, beginning of period	—	4.5	80.2	—	84.7

Cash and cash equivalents, end of period	$—	$94.7	$54.5	$—	$149.2

The Scotts Miracle-Gro Company
Condensed, Consolidating Balance Sheet
As of June 27, 2009
(in millions)

		Subsidiary	Non-
	Parent	Guarantors	Guarantors	Eliminations	Consolidated

ASSETS
Current assets:
Cash and cash equivalents	$—	$94.7	$54.5	$—	$149.2
Accounts receivable, net	—	514.3	241.2	—	755.5
Accounts receivable pledged	—	23.5	—	—	23.5
Inventories, net	—	385.9	161.5	—	547.4
Prepaid and other assets	—	86.7	51.1	—	137.8

Total current assets	—	1,105.1	508.3	—	1,613.4

Property, plant and equipment, net	—	283.2	52.7	—	335.9
Goodwill	—	305.1	69.8	—	374.9
Intangible assets, net	—	301.0	63.7	—	364.7
Other assets	8.1	13.9	44.2	(45.9)	20.3
Equity investment in subsidiaries	596.1	—	—	(596.1)	—
Intercompany assets	703.8	—	—	(703.8)	—

Total assets	$1,308.0	$2,008.3	$738.7	$(1,345.8)	$2,709.2

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current portion of debt	$140.0	$11.4	$1.5	$—	$152.9
Accounts payable	—	170.4	99.0	—	269.4
Other current liabilities	1.3	380.5	154.2	—	536.0

Total current liabilities	141.3	562.3	254.7	—	958.3

Long-term debt	560.0	190.2	391.2	(173.7)	967.7
Other liabilities	4.7	160.2	62.2	(45.9)	181.2
Equity investment in subsidiaries	—	82.0	—	(82.0)	—
Intercompany liabilities	—	415.9	114.2	(530.1)	—

Total liabilities	706.0	1,410.6	822.3	(831.7)	2,107.2

Shareholders’ equity	602.0	597.7	(83.6)	(514.1)	602.0

Total liabilities and shareholders’ equity	$1,308.0	$2,008.3	$738.7	$(1,345.8)	$2,709.2

The Scotts Miracle-Gro Company
Condensed, Consolidating Balance Sheet
As of September 30, 2009
(in millions)

		Subsidiary	Non-
	Parent	Guarantors	Guarantors	Eliminations	Consolidated

ASSETS
Current assets:
Cash and cash equivalents	$—	$7.0	$64.6	$—	$71.6
Accounts receivable, net	—	269.1	115.2	—	384.3
Accounts receivable pledged	—	17.0	—	—	17.0
Inventories, net	—	328.9	130.0	—	458.9
Prepaid and other assets	—	112.4	46.7	—	159.1

Total current assets	—	734.4	356.5	—	1,090.9

Property, plant and equipment, net	—	306.1	63.6	—	369.7
Goodwill	—	305.1	70.1	—	375.2
Intangible assets, net	—	299.2	65.0	—	364.2
Other assets	12.5	14.4	41.3	(48.1)	20.1
Equity investment in subsidiaries	579.4	—	—	(579.4)	—
Intercompany assets	798.7	—	—	(798.7)	—

Total assets	$1,390.6	$1,659.2	$596.5	$(1,426.2)	$2,220.1

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current portion of debt	$154.0	$5.9	$0.5	$—	$160.4
Accounts payable	—	125.3	64.7	—	190.0
Other current liabilities	1.5	263.1	141.8	—	406.4

Total current liabilities	155.5	394.3	207.0	—	756.8

Long-term debt	632.8	125.7	221.6	(330.4)	649.7
Other liabilities	17.8	192.8	66.6	(48.1)	229.1
Equity investment in subsidiaries	—	82.9	—	(82.9)	—
Intercompany liabilities	—	282.6	185.7	(468.3)	—

Total liabilities	806.1	1,078.3	680.9	(929.7)	1,635.6

Shareholders’ equity	584.5	580.9	(84.4)	(496.5)	584.5

Total liabilities and shareholders’ equity	$1,390.6	$1,659.2	$596.5	$(1,426.2)	$2,220.1

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
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
EXECUTIVE SUMMARY
We are dedicated to delivering strong, consistent financial results and outstanding shareholder returns by providing products of superior quality and value in order to enhance consumers’ outdoor living environments. We are a leading manufacturer and marketer of consumer branded non-durable products for lawn and garden care and professional horticulture products in North America and Europe. We are Monsanto’s exclusive agent for the marketing and distribution of consumer Roundup® non-selective herbicide products within the United States and other contractually specified countries. We have a presence in similar consumer branded and professional horticulture products in Australia, the Far East, Latin America and South America. In the United States, we operate Scotts LawnService®, the second largest residential lawn care service business. Our continuing operations are divided into the following reportable segments: Global Consumer, Global Professional, Scotts LawnService® and Corporate & Other. The Corporate & Other segment primarily consists of corporate general and administrative expenses.
On July 8, 2009, we announced that we were commencing a process to close the Smith & Hawken business. During our first quarter of fiscal 2010, all Smith & Hawken stores were closed and substantially all operational activities of Smith & Hawken were discontinued. As a result, effective in our first quarter of fiscal 2010, we classified Smith & Hawken as discontinued operations.
As a leading consumer branded lawn and garden company, our marketing efforts are largely focused on providing innovative and differentiated products and on continually increasing brand and product awareness to inspire consumers and create retail demand. We have successfully applied this model for a number of years, consistently investing in research and development and investing approximately 5% of our annual net sales in advertising to support and promote our products and brands. We continually explore new and innovative ways to communicate with consumers. We believe that we receive a significant return on these expenditures and anticipate a similar commitment to research and development, advertising and marketing investments in the future, with the continuing objective of driving category growth and increasing market share.
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
In late April of 2008, in connection with the U.S. EPA’s investigation, we conducted a consumer-level recall of certain consumer lawn and garden products and a Scotts LawnService® product. Subsequently, the Company and the U.S. EPA agreed upon a Compliance Review Plan for conducting a comprehensive, independent review of our product registration records. Pursuant to the Compliance Review Plan, an independent third-party firm, Quality Associates Incorporated (“QAI”), reviewed substantially all of our U.S. pesticide product registrations and associated advertisements, some of which were historical in nature and no longer related to sales of our products. The U.S. EPA investigation and the QAI review process resulted in the temporary suspension of sales and shipments of certain products. In addition, as the QAI review process or our internal review identified potential FIFRA registration issues (some of which appear unrelated to the actions of the former associate), we endeavored to stop selling or distributing the affected products until the issues could be resolved. QAI’s review of our U.S. pesticide product registrations and associated advertisements is now substantially complete. The results of the QAI review process did not materially affect our fiscal 2009 or year-to-date fiscal 2010 sales and are not expected to materially affect our sales during the remainder of fiscal 2010.
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
As a result of these registration and recall matters, we have reversed sales associated with estimated returns of affected products, recorded charges for affected inventory and recorded other registration and recall-related costs. The impacts of these adjustments were pre-tax charges of $1.5 million and $6.4 million for the three-month periods, and $5.8 million and $22.0 million for the nine-month periods, ended July 3, 2010 and June 27, 2009, respectively. We expect to incur $8.0 to $10.0 million in fiscal 2010 on recall and registration matters, excluding possible fines, penalties, judgments and/or litigation costs. These fiscal 2010 charges primarily consist of costs associated with the reworking of certain finished goods inventories, the disposal of certain products and ongoing third-party professional services related to the U.S. EPA and U.S. DOJ investigations.
The U.S. EPA and U.S. DOJ investigations continue and may result in future state, federal or private actions including fines and/or penalties with respect to known or potential additional product registration issues. Until the U.S. EPA and U.S. DOJ investigations are complete, we cannot reasonably determine the scope or magnitude of possible liabilities that could result from known or potential product registration issues, and no reserves for these potential liabilities have been established as of July 3, 2010. However, it is possible that such liabilities, including fines, penalties, judgments and/or litigation costs could be material and have an adverse effect on our financial condition, results of operations or cash flows.

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
RESULTS OF OPERATIONS
Beginning in our first quarter of fiscal 2010, we classified Smith & Hawken as a discontinued operation. Accordingly, we have reclassified our results of operations for the three- and nine-month periods ended June 27, 2009 to reflect Smith & Hawken as discontinued operations separate from our results of continuing operations. As a result, and unless specifically stated, all discussions regarding results for the three- and nine-month periods ended July 3, 2010 and June 27, 2009, respectively, reflect results from our continuing operations.
The following table sets forth the components of income and expense as a percentage of net sales for the three- and nine-month periods ended July 3, 2010 and June 27, 2009:

	THREE MONTHS ENDED		NINE MONTHS ENDED
	JULY 3,	JUNE 27,	JULY 3,	JUNE 27,
	2010	2009	2010	2009
	(UNAUDITED)		(UNAUDITED)
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	59.3	61.1	62.2	62.7
Cost of sales — product registration and recall matters	—	0.3	—	0.3

Gross profit	40.7	38.6	37.8	37.0
Operating expenses:
Selling, general and administrative	17.3	18.0	21.8	23.0
Product registration and recall matters	0.1	0.3	0.2	0.6
Other income, net	(0.1)	—	(0.3)	(0.1)

Income from operations	23.4	20.3	16.1	13.5
Interest expense	0.9	1.1	1.4	1.9

Income from continuing operations before income taxes	22.5	19.2	14.7	11.6
Income tax expense from continuing operations	8.3	7.0	5.5	4.2

Income from continuing operations	14.2	12.2	9.2	7.4
Loss from discontinued operations, net of tax	—	(0.2)	(0.3)	(0.6)

Net income	14.2%	12.0%	8.9%	6.8%

Net sales for the three months ended July 3, 2010 were $1.24 billion, an increase of 0.6% from net sales of $1.23 billion for the three months ended June 27, 2009. Net sales for the first nine months of fiscal 2010 grew 8.4% versus the comparable period of fiscal 2009. We follow a 13-week quarterly accounting cycle, with our first three fiscal quarters ending on a Saturday, while our fiscal year end always occurs on September 30th. This fiscal calendar convention requires us to cycle forward our first three fiscal quarter ends every four to five years. Fiscal 2010 is the most recent year impacted by this fiscal quarter end cycle forward process. Our third quarter of fiscal 2010 started on April 4th and ended on July 3rd, compared to the third quarter of fiscal 2009 which began on March 29th and ended on June 27th. As a result, a high volume sales week during our peak spring selling season shifted from the third quarter of fiscal 2009 to the second quarter of fiscal 2010, decreasing net sales by 4.8% for the third quarter of fiscal 2010 while increasing net sales by 1.6% for the nine-month period ended July 3, 2010.
After the impact of the calendar shift, organic net sales growth, which excludes the impact of changes in foreign exchange rates, product recalls and acquisitions, was 5.6% and 5.7% for the three and nine months ended July 3, 2010, respectively, as noted in the following table:

	Three Months	Nine Months
	Ended July 3, 2010	Ended July 3, 2010
Net sales growth	0.6%	8.4%
Foreign exchange rates	0.2	(1.1)

Organic net sales growth before impact of calendar shift	0.8	7.3
Impact of calendar shift	4.8	(1.6)

Organic net sales growth after impact of calendar shift	5.6%	5.7%

In the Global Consumer segment, organic net sales after the impact of the calendar shift grew by 5.4% and 6.9% for the third quarter and first nine months of fiscal 2010, respectively. Global Professional organic net sales after the impact of the calendar shift grew by 10.5% and 1.8% for the third quarter and first nine months of fiscal 2010, respectively. In the Scotts LawnService® segment, organic net sales after the impact of the calendar shift increased by 3.7% for the third quarter, and declined by 6.3% for the first nine months of fiscal 2010 compared to the same period of fiscal 2009. On a consolidated basis, we anticipate full-year fiscal 2010 net sales will increase by 5% to 7% compared to fiscal 2009.
As a percentage of net sales, gross profit was 40.7% for the third quarter of fiscal 2010 compared to 38.6% for the third quarter of fiscal 2009. For the first nine months of fiscal 2010, our gross profit percentage was 37.8% compared to 37.0% in the comparable period of fiscal 2009. Excluding product registration and recall matters, the gross profit rate increased by 180 and 50 basis points, respectively, for the third quarter and first nine months of fiscal 2010. Fiscal 2010 gross profit margins have been favorably impacted by lower input costs and cost productivity improvements, partially offset by increased freight costs. Gross margin rates for the first six months of fiscal 2010 were further impacted by the sell-through of older, higher cost inventory. Excluding the impact of product registration and recall matters, we anticipate the fiscal 2010 full-year gross profit rate to improve by 50 to 80 basis points compared to fiscal 2009, primarily driven by trends consistent with our first nine months.
Selling, General and Administrative Expenses

	THREE MONTHS ENDED		NINE MONTHS ENDED
	JULY 3,	JUNE 27,	JULY 3,	JUNE 27,
	2010	2009	2010	2009
	(IN MILLIONS)		(IN MILLIONS)
	(UNAUDITED)		(UNAUDITED)
Advertising	$57.0	$57.1	$123.5	$110.5
Other selling, general and administrative	155.0	163.2	449.5	446.3
Amortization of intangibles	2.4	2.7	7.4	8.9

	$214.4	$223.0	$580.4	$565.7

Selling, general and administrative (“SG&A”) expenses decreased $8.6 million, or 3.8%, to $214.4 million for the third quarter. Excluding the impact of foreign exchange rates, SG&A expenses for the third quarter declined by 3.3%, primarily due to a decline in variable compensation expense as well as lower research and development spending, partially offset by an increase in marketing spend. SG&A expenses increased by $14.7 million, or 2.6%, to $580.4 million for the nine months ended July 3, 2010. Excluding the impact of foreign exchange rates, SG&A expenses for the first nine months of fiscal 2010 increased 1.6%, primarily due to increased investment in media, selling and marketing that were roughly in line with our net sales growth rate, partially offset by a decline in variable compensation expense as well as lower research and development spending. We expect full-year SG&A expenses to increase by 2% to 4%, driven by trends consistent with our first nine months.
We recorded $1.5 million and $4.3 million of SG&A-related product registration and recall costs during the third quarter and first nine months of fiscal 2010, respectively, which primarily related to third-party compliance review, legal and consulting fees. For the quarter and nine months ended June 27, 2009, we recorded $3.1 million and $14.8 million of SG&A-related product registration and recall costs, respectively.
Interest expense for the third quarter and first nine months of fiscal 2010 was $11.9 million and $37.7 million, respectively, compared to $13.7 million and $45.9 million for the third quarter and first nine months of fiscal 2009. The decrease in interest expense for the first nine months of fiscal 2010 was attributable to decreases in both average borrowings and weighted average interest rates, while the decrease for the third quarter was primarily due to a decrease in average borrowings. Excluding the impact of foreign exchange rates, average borrowings decreased by approximately $194 million during the first nine months of fiscal 2010 as compared to the prior year period. Weighted average interest rates decreased by approximately 20 basis points. We expect full-year fiscal 2010 interest expense to approximate $50 million, compared to $56.4 million in fiscal 2009, as lower average borrowings and weighted average interest rates on our senior secured credit facility will be partially offset by higher interest expense attributable to the $200 million aggregate principal amount of Senior Notes, with an effective interest rate of 7.375%, due 2018 (the “Senior Notes”) issued on January 14, 2010. We issued the Senior Notes as part of a broader strategy to diversify sources of liquidity and debt maturities in anticipation of the expiration of our current senior secured credit facility in February 2012. Refer to “NOTE 6. DEBT” of the Notes to Condensed, Consolidated Financial Statements for a further description of the Senior Notes.
The effective tax rate for continuing operations was 37.2% for the first nine months of fiscal 2010, compared to 36.1% for the same period of fiscal 2009. Fiscal 2010 income tax expense includes a $1.9 million charge recorded during the second quarter related to health care legislation enacted in March 2010 that repealed the existing rule which permitted a tax deduction for the portion of retiree prescription drug expense that was offset by the Medicare Part D subsidy we receive. Additional factors increasing the fiscal 2010 effective tax rate are an increase in state tax rates as well as the sunset of the research and development tax credit. The effective tax rate used for interim reporting purposes was based on management’s best estimate of factors impacting the effective tax rate for the full fiscal year. Factors affecting the estimated effective tax rate include assumptions as to income by jurisdiction (domestic and foreign), the availability and utilization of tax credits and the existence of elements of income and expense that may not be taxable or deductible, as well as other items. We estimate that the fiscal 2010 full-year effective tax rate will approximate the year-to-date rate of 37.2%; however, our annual effective tax rate is subject to revision at fiscal year end as facts and circumstances change. There can be no assurance that the effective tax rate estimated for interim financial reporting purposes will approximate the effective tax rate determined at fiscal year end.

We reported income from continuing operations of $175.9 million, or $2.59 per diluted share, for the third quarter of fiscal 2010, compared to $150.7 million, or $2.28 per diluted share, for the third quarter of fiscal 2009. Income from continuing operations in the first nine months of fiscal 2010 was $246.0 million, or $3.65 per diluted share, versus $181.9 million, or $2.76 per diluted share, for the same period of fiscal 2009. The increase for the third quarter was driven primarily by an increase in gross profit accompanied by a decrease in SG&A spending. The year-to-date improvement was driven by increases in net sales and gross profit, partially offset by an increased investment in media, selling and marketing. The impact of the calendar shift decreased third quarter earnings per diluted share by approximately $0.15, while increasing year-to-date earnings per diluted share by approximately $0.11. Diluted average common shares used in the diluted net income per common share calculation were 67.9 million for the third quarter of fiscal 2010 compared to 66.1 million for the same period a year ago. Diluted average common shares used in the diluted net income per common share calculation were 67.4 million for the nine months ended July 3, 2010 versus 65.8 million for the nine months ended June 27, 2009. Diluted average common shares included 1.4 million and 1.2 million equivalent shares, respectively, for the third quarter and first nine months of fiscal 2010 to reflect the effect of the assumed conversion of dilutive stock options, stock appreciation rights, restricted stock and restricted stock unit awards. For the third quarter and first nine months of fiscal 2009, diluted average common shares included 1.1 million and 0.9 million equivalent shares, respectively. The increase in diluted average common shares was driven by an increase in the Company’s average share price and the issuance of common shares due to exercises of share-based awards.
In our first quarter of fiscal 2010, we began presenting Smith & Hawken as discontinued operations and prior periods have been reclassified to conform to this presentation. The loss from discontinued operations, net of tax, for the third quarter of fiscal 2010 approximated zero, compared to a loss, net of tax, of $2.9 million for the third quarter of fiscal 2009. The loss from discontinued operations, net of tax, was $9.3 million for the first nine months of fiscal 2010 versus $13.7 million for the same period of fiscal 2009. The losses recorded in fiscal 2010 relate primarily to first quarter charges associated with the termination of retail site lease obligations, third-party agency fees and severance and benefit commitments. These charges were partially offset by a gain of approximately $18 million from the sale of the Smith & Hawken intellectual property on December 30, 2009.
SEGMENT RESULTS
Our continuing operations are divided into the following segments: Global Consumer, Global Professional, Scotts LawnService® and Corporate & Other. The Corporate & Other segment primarily consists of corporate general and administrative expenses. This division of reportable segments is consistent with how the segments report to and are managed by senior management of the Company. Certain reclassifications were made to the Global Consumer and Global Professional prior period amounts to reflect changes in the structure of the Company’s organization effective in fiscal 2010.
Segment performance is evaluated based on several factors, including income from continuing operations before amortization, product registration and recall costs, and impairment, restructuring and other charges, which are not measures recognized under generally accepted accounting principles. Management uses this measure of operating profit to gauge segment performance because we believe this measure is the most indicative of performance trends and the overall earnings potential of each segment.
The following table sets forth net sales by segment (in millions):

	THREE MONTHS ENDED		NINE MONTHS ENDED
	JULY 3,	JUNE 27,	JULY 3,	JUNE 27,
	2010	2009	2010	2009
	(UNAUDITED)		(UNAUDITED)
Global Consumer	$1,085.9	$1,083.2	$2,314.6	$2,112.1
Global Professional	71.9	69.5	205.3	196.5
Scotts LawnService®	81.3	78.9	144.9	150.5

Segment total	1,239.1	1,231.6	2,664.8	2,459.1
Roundup® amortization	(0.2)	(0.2)	(0.6)	(0.6)
Product registration and recall matters-returns	—	—	—	(0.3)

Consolidated	$1,238.9	$1,231.4	$2,664.2	$2,458.2

The following table sets forth operating income (loss) by segment (in millions):

	THREE MONTHS ENDED		NINE MONTHS ENDED
	JULY 3,	JUNE 27,	JULY 3,	JUNE 27,
	2010	2009	2010	2009
	(UNAUDITED)		(UNAUDITED)
Global Consumer	$292.7	$265.2	$510.2	$429.2
Global Professional	6.9	5.2	15.3	26.8
Scotts LawnService®	22.8	21.6	1.5	(2.3)
Corporate & Other	(27.7)	(32.7)	(83.7)	(91.7)

Segment total	294.7	259.3	443.3	362.0
Roundup® amortization	(0.2)	(0.2)	(0.6)	(0.6)
Other amortization	(2.5)	(2.7)	(7.7)	(8.9)
Product registration and recall matters	(1.5)	(6.4)	(5.8)	(22.0)

Consolidated	$290.5	$250.0	$429.2	$330.5

Global Consumer
Global Consumer segment net sales were $1.09 billion for the third quarter and $2.31 billion for the first nine months of fiscal 2010, an increase of 0.3% and 9.6% from the third quarter and first nine months of fiscal 2009, respectively. Organic net sales after the impact of the calendar shift grew by 5.4% and 6.9% for the third quarter and first nine months, respectively, driven primarily by unit growth. We believe this growth was partially attributable to increased marketing efforts as well as continued support of the category by our retail partners. Price decreases on certain commodity and private label products, along with aggressive customer-focused promotional spending, reduced net sales by 0.8% and 1.1% for the third quarter and first nine months of fiscal 2010, respectively. Foreign exchange movements did not have a meaningful impact on net sales for the third quarter, and increased net sales by 1.0% for the first nine months of fiscal 2010.
Organic net sales for U.S. Consumer after the impact of the calendar shift increased 4.9% and 7.6% for the third quarter and first nine months of fiscal 2010, respectively, driven primarily by unit growth. Price decreases on certain commodity and private label products, along with aggressive customer-focused promotional spending, reduced net sales by 0.7% and 1.1% for the third quarter and first nine months of fiscal 2010, respectively. Consumer purchases of our products at our largest U.S. retailers (retail point-of-sale, or “POS”) increased by 4.9% and 5.7% for the quarter and first nine months, respectively, driven by higher sales in growing media, plant foods and grass seed. Our grass seed business benefited from the national launch of our Scotts EZ Seed® product. Organic net sales for International Consumer after the impact of the calendar shift increased by 8.2% and 3.7% for the third quarter and first nine months of fiscal 2010, respectively. Pricing actions decreased net sales by 0.9% and 0.7% for the third quarter and first nine months of fiscal 2010, respectively. Foreign exchange movements did not have a meaningful impact on International Consumer net sales for the third quarter, and increased net sales by 5.9% for the first nine months of fiscal 2010. The increase in International Consumer net sales was primarily driven by double-digit sales growth in Canada and the United Kingdom, which have both benefited from new product launches.
Global Consumer segment operating income increased by $27.5 million and $81.0 million in the third quarter and first nine months of fiscal 2010, respectively. Excluding the impact of the calendar shift and foreign exchange movements, Global Consumer segment operating income increased by $41.7 million and $68.2 million in the third quarter and first nine months of fiscal 2010, respectively. The increase in operating income was driven by the increase in net sales accompanied by improvement in gross margin rates of 200 and 120 basis points for the third quarter and first nine months of fiscal 2010, respectively. The fiscal 2010 third quarter Global Consumer gross profit rate increase was primarily driven by declines in material costs, partially offset by increased freight expenses. On a year-to-date basis, the Global Consumer gross profit rate increase was driven by lower input costs, favorable product mix and cost productivity improvements, partially offset by higher freight costs and the sell-through of older, higher cost inventory. The improvement in net sales and gross margin rates was partially offset by increases in SG&A spending, primarily related to strategic investments in advertising, selling and marketing.
Global Professional
Global Professional segment net sales were $71.9 million for the third quarter and $205.3 million for the first nine months of fiscal 2010, an increase of 3.5% and 4.4% from the third quarter and first nine months of fiscal 2009, respectively. Included in the Global Professional totals are net sales of our U.S. professional seed business, which were $5.6 million and $16.7 million, respectively, for the third quarter and first nine months of fiscal 2010. Excluding the U.S. professional seed business, Global Professional organic net sales after the impact of the calendar shift grew by 12.3% and 2.7%, respectively, for the third quarter and first nine months, driven by double-digit unit growth partially offset by price deflation. Average selling prices decreased by 13.3% and 6.9% for the third quarter and first nine months of fiscal 2010, respectively. Foreign exchange movements decreased net sales by 4.5% for the third quarter, and increased net sales by 2.2% for the first nine months of fiscal 2010.

Global Professional segment operating income increased by $1.7 million in the third quarter, and decreased by $11.5 million in the first nine months of fiscal 2010. Our U.S. professional seed business had operating losses of $4.6 million and $5.9 million, respectively, for the three- and nine-month periods ended July 3, 2010, compared to operating losses of $1.8 million and $4.0 million, respectively, for the same periods of fiscal 2009. The losses for our U.S. professional seed business primarily relate to charges necessary to reflect seed at current market values, which have been declining for certain seed varieties. Excluding the U.S. professional seed business and the impact of the calendar shift and foreign exchange movements, Global Professional segment operating income increased by $5.2 million in the third quarter, and decreased by $9.7 million in the first nine months of fiscal 2010. The increase in third quarter operating income was driven by an increase in gross profit rates from 28.3% in the third quarter of fiscal 2009 to 34.5% in the third quarter of fiscal 2010 as prices and costs returned to historical normalized levels. The decrease in year-to-date operating income was driven primarily by the sell-through of older, higher cost inventory during the first half of fiscal 2010 at lower average selling prices.
Scotts LawnService®
Scotts LawnService® revenues increased by $2.4 million in the third quarter of fiscal 2010, while decreasing by $5.6 million for the first nine months of fiscal 2010, compared to the same periods in fiscal 2009. Excluding the impact of the calendar shift, Scotts LawnService® revenues increased by $2.9 million in the third quarter, and decreased by $10.1 million in the first nine months of fiscal 2010. The increase in third quarter net sales was consistent with the increase in average customer count over the same period. On a year-to-date basis, declines in average customer count and in customer purchases of à la carte services were the primary contributors to the decline in net sales.
Scotts LawnService® segment operating income increased by $1.2 million and $3.8 million in the third quarter and first nine months of fiscal 2010, respectively. Excluding the impact of the calendar shift, Scotts LawnService® segment operating income increased by $1.4 million and $2.3 million in the third quarter and first nine months of fiscal 2010, respectively. The increases were primarily driven by gross margin improvement due to lower product and fuel costs and increased labor productivity, as well as lower SG&A spending.
Corporate & Other
The net operating loss for the Corporate & Other segment decreased by $5.0 million and $8.0 million, respectively, for the three- and nine-month periods ended July 3, 2010 compared to the same periods of fiscal 2009. The declines in net operating losses were driven by decreases in variable compensation and third-party legal fees, as well as a gain on the sale of property in the first quarter of fiscal 2010.
LIQUIDITY AND CAPITAL RESOURCES
Operating Activities
Cash provided by operating activities totaled $156.2 million for the nine months ended July 3, 2010, compared to $3.5 million for the comparable period in fiscal 2009. Net income plus non-cash impairment and other charges, stock-based compensation, depreciation and amortization increased by $66.3 million from $227.5 million for the nine months ended June 27, 2009 to $293.8 million for the same period in fiscal 2010, driven primarily by an increase in net sales and gross profit. Year-to-date operating cash flows were also favorably impacted by strong working capital management. The decline in accounts receivable was impacted by earlier third quarter sales in fiscal 2010 compared to the third quarter of fiscal 2009 and the impact of the calendar shift, with both factors allowing us to turn a greater portion of sales into cash at the end of the third quarter of fiscal 2010. Inventory declined primarily due to lower commodity costs and the closure of Smith & Hawken, partially offset by a slight increase in units.
Investing Activities
Cash used in investing activities totaled $23.3 million and $36.2 million for the nine months ended July 3, 2010 and June 27, 2009, respectively. During the first quarter of fiscal 2010, we received $23.6 million related to the sale of long-lived assets, including the sale of the intellectual property of Smith & Hawken to an unrelated third party, in addition to the sale of certain property, plant and equipment. Capital spending, including investments in intellectual property, increased from $27.7 million in the first nine months of fiscal 2009 to $46.9 million in the first nine months of fiscal 2010. The growth primarily relates to additional production capacity being added for a key input to our consumer grass seed business, as well as other supply chain and information technology investments in our consumer business. There was no acquisition activity in the first nine months of fiscal 2010 compared to acquisition activity totaling $9.3 million for the nine months ended June 27, 2009.

Financing Activities
Cash used in financing activities was $121.4 million for the nine months ended July 3, 2010, compared to cash provided by financing activities of $99.0 million for the nine months ended June 27, 2009. Net repayments primarily under our senior secured credit facilities were $307.0 million for the nine months ended July 3, 2010, compared to net borrowings primarily under our senior secured credit facilities of $119.4 million for the same period in fiscal 2009. Financing activities in fiscal 2010 included the issuance of the Senior Notes on January 14, 2010, yielding net proceeds of $198.5 million, which were used to reduce outstanding borrowings under our senior secured revolving credit facility. In addition, cash received from the exercise of stock options for the nine months ended July 3, 2010 increased by $10.0 million compared to the same period in fiscal 2009, partially offset by an increase in financing and issuance fees of $5.4 million.
Borrowing Agreements
Our primary sources of liquidity are cash generated by operations and borrowings under our credit agreements. In February 2007, Scotts Miracle-Gro and certain of its subsidiaries entered into the following senior secured credit facilities totaling up to $2.15 billion in the aggregate: (a) a senior secured five-year term loan facility in the principal amount of $560 million and (b) a senior secured five-year revolving loan facility in the aggregate principal amount of up to $1.59 billion. Under our current structure, we may request an additional $200 million in revolving credit and/or term credit commitments, subject to approval from our lenders. Borrowings may be made in various currencies including U.S. dollars, Euros, British pounds, Australian dollars and Canadian dollars. Amortization payments on the term loan portion of the credit facilities began on September 30, 2007 and are due quarterly through 2012. As of July 3, 2010, the cumulative total amortization payments on the term loan were $215.6 million, reducing the balance of our term loan and effectively reducing the amount outstanding under the credit facilities.
As of July 3, 2010, there was $1.45 billion of availability under the senior secured credit facilities, including letters of credit. Under the revolving loan facility, we have the ability to issue letter of credit commitments up to $65 million. At July 3, 2010, we had letters of credit in the aggregate face amount of $31.2 million outstanding.
On January 14, 2010, Scotts Miracle-Gro issued $200 million aggregate principal amount of 7.25% Senior Notes, the proceeds of which were used to reduce outstanding borrowings under our senior secured revolving credit facility. The Senior Notes represent general unsecured senior obligations of Scotts Miracle-Gro, and were sold to the public at 99.254% of the principal amount thereof, to yield 7.375% to maturity. The Senior Notes have interest payment dates of January 15 and July 15, which began on July 15, 2010, and may be redeemed prior to maturity at applicable redemption premiums. The Senior Notes contain usual and customary incurrence-based covenants, which include, but are not limited to, restrictions on the incurrence of additional indebtedness, the incurrence of liens and the issuance of certain preferred shares, and the making of certain distributions, investments and other restricted payments, as well as other usual and customary covenants, which include, but are not limited to, restrictions on sale and leaseback transactions, restrictions on purchases for or redemptions of Scotts Miracle-Gro stock and prepayments of subordinated debt, limitations on asset sales and restrictions on transactions with affiliates. The Senior Notes mature on January 15, 2018. Certain of Scotts Miracle-Gro’s domestic subsidiaries serve as guarantors of the Senior Notes. Refer to “NOTE 16. FINANCIAL INFORMATION FOR SUBSIDIARY GUARANTORS AND NON-GUARANTORS” of the Notes to Condensed, Consolidated Financial Statements for more information regarding the guarantor entities.
At July 3, 2010, we had outstanding interest rate swap agreements with major financial institutions that effectively converted a portion of our variable-rate debt denominated in U.S. dollars to a fixed rate. Interest payments made between the effective date and expiration date are hedged by the swap agreements, except as noted below. The effective dates, expiration dates and rates of these swap agreements are shown in the table below.

	EFFECTIVE	EXPIRATION	FIXED
NOTIONAL AMOUNT (IN MILLIONS)	DATE (a)	DATE	RATE
$200	2/14/2007	2/14/2012	5.20%
50	2/14/2012	2/14/2016	3.78%
150 (b)	11/16/2009	5/16/2016	3.26%
50 (c)	2/16/2010	5/16/2016	3.05%

(a)	The effective date refers to the date on which interest payments were first hedged by the applicable swap contract.

(b)	Interest payments made during the six-month period beginning November 14 of each year between the effective date and expiration date are hedged by the swap contract.

(c)	Interest payments made during the three-month period beginning February 14 of each year between the effective date and expiration date are hedged by the swap contract.

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
On May 13, 2010, we entered into a First Amendment (the “First Amendment”) to the 2009 MARP Agreement with our lender. The First Amendment, which was effective May 1, 2010, extended the stated termination date of the 2009 MARP Agreement through May 12, 2011, or such later date as may be mutually agreed by us and our lender. The 2009 MARP Agreement, as amended by the First Amendment, provides an interest rate that approximates the 7-day LIBOR rate plus 125 basis points. The First Amendment did not otherwise modify any substantive provisions of the 2009 MARP Agreement. Borrowings under the 2009 MARP Agreement at July 3, 2010 were $15.0 million.
Contingent consideration related to our May 2006 acquisition of certain brands and assets of Turf-Seed, Inc., a leading producer of quality commercial turfgrasses, is due to the seller in the second half of fiscal 2012. Payment is largely based on the performance of the Company’s consumer and professional seed business for the twelve-month period ending in May 2012.
As of July 3, 2010, we were in compliance with all debt covenants. Our senior secured credit facilities contain, among other obligations, an affirmative covenant regarding our leverage ratio, calculated as indebtedness relative to our earnings before interest, taxes, depreciation and amortization. Under the terms of the senior secured credit facilities, the maximum leverage ratio was 3.75 as of July 3, 2010 and is scheduled to decrease to 3.50 on September 30, 2010. Our senior secured credit facilities also include an affirmative covenant regarding our interest coverage. Under the terms of the senior secured credit facilities, the minimum interest coverage ratio was 3.50 for the twelve months ended July 3, 2010. We continue to monitor our compliance with the leverage ratio, interest coverage ratio and other covenants contained in the senior secured credit facilities and, based upon our current operating assumptions, we expect to remain in compliance with the permissible leverage ratio and interest coverage ratio throughout fiscal 2010. However, an unanticipated charge to earnings, an increase in debt or other factors could materially adversely affect our ability to remain in compliance with the financial or other covenants of our senior secured credit facilities, potentially causing us to have to seek an amendment or waiver from our lending group which could result in repricing of our senior secured credit facilities. While we believe we have good relationships with our banking group, we can provide no assurance that such a request would be likely to result in a modified or replacement credit facility on reasonable terms, if at all.
Subsequent Events
On August 10, 2010, we announced that the Scotts Miracle-Gro Board of Directors has authorized the repurchase of up to $500 million of Scotts Miracle-Gro’s common shares over the next four years and the doubling of our quarterly dividend to 25-cents per share. The decisions to increase the amount of cash we return to our shareholders reflect our continued confidence in the outlook for our business, which should allow us to continue to make wise investments that drive the long-term profitable growth of our business while maintaining our desired leverage ratio of approximately 2.0 - 2.5.
The share repurchase authorization provides us with flexibility to purchase common shares from time to time in open market purchases or through privately negotiated transactions. We may make all or part of the repurchases under Rule 10b5-1 plans, which we may enter from time to time and which enable us to make repurchases on a more regular basis, or pursuant to accelerated share repurchases. The share repurchase authorization, which expires September 30, 2014, may be suspended or discontinued at any time, and there can be no guarantee as to the timing or amount of any repurchases.
Our first quarterly cash dividend of $0.25 per common share is payable on September 10, 2010 to all common shareholders of record on August 27, 2010.
Finally, on August 10, 2010, we indicated that we are actively exploring strategic alternatives for our Global Professional business segment. These strategic alternatives include the potential divestiture of that business segment, consistent with our previously stated intent to focus on our core Global Consumer business segment.

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
CRITICAL ACCOUNTING POLICIES AND ESTIMATES
The preceding discussion and analysis of our consolidated results of operations and financial condition should be read in conjunction with our condensed, consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q. Scotts Miracle-Gro’s Annual Report on Form 10-K for the fiscal year ended September 30, 2009, as updated by its Current Report on Form 8-K filed February 16, 2010, includes additional information about us, our operations, our financial condition, our critical accounting policies and accounting estimates, and should be read in conjunction with this Quarterly Report on Form 10-Q.

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
In addition, there were no changes in the Registrant‘s internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during the Registrant’s fiscal quarter ended July 3, 2010 that have materially affected, or are reasonably likely to materially affect, the Registrant’s internal control over financial reporting.
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
Cautionary Statement on Forward-Looking Statements
We have made and will make “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, in this Quarterly Report on Form 10-Q and in other contexts relating to matters including future growth and profitability targets and strategies designed to increase total shareholder value. Forward-looking statements also include, but are not limited to, information regarding our future economic and financial condition and results of operations, the plans and objectives of our management and our assumptions regarding our performance and these plans and objectives, and the amount and timing of repurchases of common shares of Scotts Miracle-Gro, if any.
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
The following table shows the purchases of common shares of Scotts Miracle-Gro (“Common Shares”) made by or on behalf of Scotts Miracle-Gro or any “affiliated purchaser” (as defined in Rule 10b-18(a)(3) under the Securities Exchange Act of 1934, as amended) of Scotts Miracle-Gro for each fiscal month in the three months ended July 3, 2010:

			Total Number of
			Common Shares	Maximum Number of
		Average Price	Purchased as	Common Shares That
	Total Number of	Paid	Part of Publicly	May Yet Be
	Common Shares	per Common	Announced Plans or	Purchased Under the
Period	Purchased (1)	Share	Programs	Plans or Programs
April 4 through May 1, 2010	265	$49.24	0	Not applicable
May 2 through May 29, 2010	1,733	$43.43	0	Not applicable
May 30 through July 3, 2010	915	$45.00	0	Not applicable

Total	2,913	$45.10	0	Not applicable

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

None of the Common Shares purchased during the three months ended July 3, 2010 were purchased pursuant to a publicly announced plan or program.

ITEM 6.	EXHIBITS
See Index to Exhibits at page 45 for a list of the exhibits included herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

THE SCOTTS MIRACLE-GRO COMPANY
Date: August 12, 2010	/s/ DAVID C. EVANS
David C. Evans
Executive Vice President and Chief Financial Officer (Principal Financial and Principal Accounting Officer) (Duly Authorized Officer)

THE SCOTTS MIRACLE-GRO COMPANY
QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED JULY 3, 2010
INDEX TO EXHIBITS

EXHIBIT
NO.	DESCRIPTION	LOCATION
10.1	Employment Agreement for Claude Lopez, executed on behalf of The Scotts Company LLC and by Claude Lopez on May 28, 2010, with an effective date of October 1, 2010	Incorporated herein by reference to the Current Report on Form 8-K of The Scotts Miracle-Gro Company (the “Registrant”) filed May 28, 2010 (File No. 1-11593) [Exhibit 10.1]

10.2
Form of Performance Unit Award Agreement (with Related Dividend Equivalents) evidencing grant of Performance Units which will be made on October 1, 2010 to Claude Lopez under The Scotts Miracle-Gro Company Amended and Restated 2006 Long-Term Incentive Plan, as amended (included as Exhibit A to Exhibit 10.1)
Incorporated herein by reference to the Registrant’s Current Report on Form 8-K filed May 28, 2010 (File No. 1-11593) [Exhibit 10.2]

10.3
First Amendment, dated as of May 13, 2010, to the Master Accounts Receivable Purchase Agreement, dated as of May 1, 2009, among The Scotts Company LLC as the Company, The Scotts Miracle-Gro Company as the Parent and Credit Agricole Corporate and Investment Bank New York Branch (formerly known as Calyon New York Branch) as the Bank
Incorporated herein by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended April 3, 2010 (File No. 1-11593) [Exhibit 10.6]

31.1	Rule 13a-14(a)/15d-14(a) Certifications (Principal Executive Officer)	*

31.2	Rule 13a-14(a)/15d-14(a) Certifications (Principal Financial Officer)	*

32	Section 1350 Certifications (Principal Executive Officer and Principal Financial Officer)	*

101
Interactive Data Files pursuant to Rule 405 of Regulation S-T: (i) Condensed, Consolidated Statements of Operations — Three and nine months ended July 3, 2010 and June 27, 2009; (ii) Condensed, Consolidated Statements of Cash Flows — Nine months ended July 3, 2010 and June 27, 2009; (iii) Condensed, Consolidated Balance Sheets — July 3, 2010, June 27, 2009 and September 30, 2009; and (iv) Notes to Condensed, Consolidated Financial Statements, tagged as blocks of text**
*

*	Included herewith

**
As provided in Rule 406T of Regulation S-T, this information is furnished and deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 and 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections