Form 10-K
period 2010-09-30
SCOTTS MIRACLE-GRO CO
filed 2010-11-24
CIK 825542

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended September 30, 2010
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑     No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☑     No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐     No ☑

The aggregate market value of Common Shares (the only common equity of the registrant) held by non-affiliates as of April 2, 2010 (the last business day of the most recently completed second quarter) was approximately $2,182,734,513

There were 66,596,695 Common Shares of the registrant outstanding as of November 18, 2010.

DOCUMENTS INCORPORATED BY REFERENCE:

Portions of the definitive Proxy Statement for the registrant’s 2011 Annual Meeting of Shareholders are incorporated by reference into Part III of this Annual Report on Form 10-K.

PART I

ITEM 1.	BUSINESS

Company Description and Development of the Business

The discussion below provides a brief description of the business conducted by The Scotts Miracle-Gro Company (“Scotts Miracle-Gro” and, together with its subsidiaries, the “Company,” “we” or “us”), including general developments in the Company’s business during the fiscal year ended September 30, 2010 (“fiscal 2010”). For additional information on recent business developments, see “ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS” of this Annual Report on Form 10-K.

We are a leading manufacturer and marketer of branded consumer lawn and garden products, with products for professional horticulture as well. Our products are marketed under some of the most recognized brand names in the industry, including, in North America, Scotts® and Turf Builder® lawn and grass seed products, Miracle-Gro®, Scotts® and Osmocote® gardening and landscape products, Ortho®, Roundup®* and Home Defense® branded insect control, weed control and rodenticide products, and Scotts® and Morning Song® bird food products. In the United Kingdom, key brands include Miracle-Gro® plant fertilizers, Weedol® and Pathclear® herbicides, EverGreen® lawn fertilizers and Levington® gardening and landscape products. Other significant brands in Europe include KB® and Fertiligène ® in France; Celaflor®, Nexa Lotte® and Substral® in Germany and Austria; and ASEF®, KB® and Substral® in Belgium, the Netherlands and Luxembourg. We also operate the Scotts LawnService® business, which provides residential and commercial lawn care, tree and shrub care and limited pest control services in the United States.

Our heritage is tied to the 1995 merger of The Scotts Company, which traces its roots to a company founded by O.M. Scott in Marysville, Ohio in 1868, and Stern’s Miracle-Gro Products, Inc., which was formed on Long Island by Horace Hagedorn and Otto Stern in 1951. Scotts Miracle-Gro is an Ohio corporation.

During fiscal 2010, we continued to transform our business by focusing on the regional sales, marketing and distribution initiatives that were launched during the fiscal year ended September 30, 2009 (“fiscal 2009”):

•	We opened regional sales and marketing offices in the Northeast and the Midwest, adding to the offices in the Southeast, the Southwest and the West that were opened in the latter half of fiscal 2009. The regional offices are focused on better understanding and meeting the needs of consumers at the local level, thereby increasing both the overall participation rate in lawn and garden activities and our market share. Our headquarters in Marysville, Ohio continues to support the regional offices with programs and services designed to attract more consumers, enhance support to retailers, and drive innovation in our products, services, programs and operations in order to keep consumers engaged in lawn and garden activities and to improve business efficiencies over the long term.

•	Fiscal 2010 marked year two of a multi-year plan to regionalize our supply chain through various distribution and manufacturing initiatives:

○	One supply chain initiative entails co-joining distribution networks for our heavy-weight, highly seasonal, bagged growing media and lawn fertilizer products at a number of our growing media facilities, while further consolidating our regional warehousing for higher value, less seasonal case goods, primarily consisting of plant foods, insect and weed controls, and rodenticide products. In fiscal 2010 we extended this model to several new geographies.

○	A second supply chain initiative involves further regionalization of our manufacturing capabilities. In fiscal 2010 we invested in a growing media facility in Louisiana and a new liquids facility in Mississippi. We anticipate that investments in these and other regional facilities will help drive cost savings through a combination of reduced in-bound and out-bound freight combined with reduced inventory investments.

      * Roundup® is a registered trademark of Monsanto Technology LLC, a company affiliated with Monsanto Company (“Monsanto”).

We also continued the process of focusing our business on our core branded consumer lawn and garden products business by completing the wind-down of Smith & Hawken®+ during our first quarter of fiscal 2010.

Business Segments

We divide our business into the following segments:

•	Global Consumer;

•	Global Professional; and

•	Scotts LawnService®.

For the first three quarters of fiscal 2010, we included Corporate & Other as a separate reportable segment. That segment included our Smith & Hawken business until the first quarter of fiscal 2010, at which time substantially all operational activities of Smith & Hawken were discontinued and we classified Smith & Hawken as discontinued operations. As a result, Corporate activity is no longer presented as part of a segment. This division of reportable segments is consistent with how the segments report to and are managed by our senior management. Financial information about these segments for each of the three years ended September 30, 2010 is presented in “NOTE 22. SEGMENT INFORMATION” of the Notes to Consolidated Financial Statements included in this Annual Report on Form 10-K.

Principal Products and Services

Global Consumer

In our Global Consumer segment, we manufacture and market consumer lawn and garden products in the following categories:

Lawn Care:  The lawn care category is designed to help consumers obtain and enjoy the lawn they want. In the United States, products within this category include fertilizer products under the Scotts® and Turf Builder® brand names, grass seed products under the Scotts®, Turf Builder®, EZ Seed®, Water Smart® and PatchMaster® brand names and lawn-related weed, pest and disease control products primarily under the Ortho® and Scotts® brand names, including sub-brands such as Weed B Gon®, Bug B Gon Max® and GrubEx®. A similar range of products is marketed in Europe under a variety of brands such as EverGreen®, Fertiligène®, Substral®, Miracle-Gro Patch Magic®, Weedol®, Pathclear®, KB®, Celaflor® and Nexa Lotte®. The lawn care category also includes spreaders and other durables under the Scotts® brand name, including Turf Builder® EdgeGuard® spreaders, AccuGreen® drop spreaders and Handy Green®II handheld spreaders.

Gardening and Landscape:  The gardening and landscape category is designed to help consumers grow and enjoy flower and vegetable gardens and beautify landscaped areas. In the United States, products within this category include a complete line of water soluble plant foods under the Miracle-Gro® brand and sub-brands such as LiquaFeed®, continuous-release plant foods under the Osmocote® and Shake ’N Feed® brand names, potting mixes and garden soils under the Miracle-Gro®, Scotts®, Hyponex®, Earthgro® and SuperSoil® brand names, mulch and decorative groundcover products under the Scotts® brand, including the Nature Scapes® sub-brand, landscape weed prevention products under the Ortho® brand, and plant-related pest and disease control products under the Ortho® brand. Internationally, similar products are marketed under the Miracle-Gro®, Fertiligène®, Substral®, KB®, Celaflor® and ASEF® brand names.

      + Smith & Hawken® is a registered trademark of Target Brands, Inc. We sold the Smith & Hawken brand and certain intellectual property rights related thereto to Target Brands, Inc. on December 30, 2009, and subsequently changed the name of the subsidiary entity formerly known as Smith & Hawken, Ltd. to Teak 2, Ltd. References in this Annual Report on Form 10-K to Smith & Hawken refer to the subsidiary entity, not the brand itself.

Home Protection:  The home protection category is designed to help consumers protect their homes from pests and maintain external home areas. In the United States, insect control and rodenticide products are marketed under the Ortho® brand name, including insect control products under the Ortho Max® sub-brand and rodenticide products under the Home Defense Max® sub-brand, while non-selective weed control products are marketed under the Roundup® brand name. Internationally, products within this category are marketed under the Nexa Lotte®, Fertiligène®, KB®, Home Defence® and Roundup® brands.

Outdoor Living:  The outdoor living category is designed to help consumers enjoy their outdoor living experiences. In the United States, products within this category include wild bird food and bird feeder products under the Scotts Songbird Selections®, Morning Song® and Country Pride® brand names, weed control products for hard surfaces (such as patios, sidewalks and driveways) under the Ortho® brand and organic garden products under the Miracle-Gro Organic Choice®, Scotts® and Whitney Farms® brand names. Internationally, products within the outdoor living category are marketed under the Scotts®, Morning Melodies®, Weedol®, Pathclear®, Scotts EcoSense®, Fertiligène Naturen®, Substral Naturen®, KB Naturen®, Carre Vert® and Miracle-Gro Organic Choice® brand names.

Since 1999, we have served as Monsanto’s exclusive agent for the marketing and distribution of consumer Roundup® products in the consumer lawn and garden market within the United States and other specified countries, including Australia, Austria, Belgium, Canada, France, Germany, the Netherlands and the United Kingdom. Under the terms of the Amended and Restated Exclusive Agency and Marketing Agreement (the “Marketing Agreement”) between the Company and Monsanto, we are jointly responsible with Monsanto for developing global consumer and trade marketing programs for consumer Roundup®. We have responsibility for manufacturing conversion, distribution and logistics, and selling and marketing support for consumer Roundup®. Monsanto continues to own the consumer Roundup® business and provides significant oversight of the brand. In addition, Monsanto continues to own and operate the agricultural Roundup® business. For additional details regarding the Marketing Agreement, see “NOTE 7. MARKETING AGREEMENT” of the Notes to Consolidated Financial Statements included in this Annual Report on Form 10-K.

Global Professional

The Global Professional segment sells professional horticulture products to commercial nurseries and greenhouses and specialty crop growers primarily in North America and Europe. Our professional products include a broad line of controlled-release fertilizers, water-soluble fertilizers, plant protection products, wetting agents, growing media and grass seed products that are sold under brand names that include Osmocote®, Sierrablen®, Peters Professional®, Peters Excel®, Agroblen®, Agrocote®, Agroleaf®, Rout®, OH2®, Scotts® Professional Seed and Scotts® Turf-Seedtm.

On August 10, 2010, we indicated that we are actively exploring strategic alternatives for our Global Professional business segment. These strategic alternatives include the potential divestiture of that segment, consistent with our previously stated intent to focus on our core Global Consumer business segment.

Scotts LawnService®

The Scotts LawnService® segment provides residential and commercial lawn care, tree and shrub care and limited pest control services in the United States through periodic applications of fertilizer and control products. As of September 30, 2010, Scotts LawnService® had 78 Company-operated locations as well as 87 locations operated by independent franchisees.

Discontinued Operations

During our first quarter of fiscal 2010, all Smith & Hawken stores were closed and substantially all operational activities of Smith & Hawken were discontinued. As a result, effective in our first quarter of fiscal 2010, we classified Smith & Hawken as discontinued operations. See “NOTE 2. DISCONTINUED OPERATIONS” of the Notes to Consolidated Financial Statements included in this Annual Report on Form 10-K for additional information regarding the Smith & Hawken closure process.

Principal Markets and Methods of Distribution

Our products are sold to home centers, mass merchandisers, warehouse clubs, large hardware chains, independent hardware stores, nurseries, garden centers, food and drug stores, commercial nurseries and greenhouses and specialty crop growers through both a direct sales force and our network of brokers and distributors. In addition, in fiscal 2010, we employed over 2,500 full-time and seasonal in-store associates to help our retail partners merchandise their lawn and garden departments directly to consumers of our products.

The majority of shipments to customers are made via common carriers or through distributors in the United States and through a network of public warehouses and distributors in Europe. We manage the primary distribution centers for our Global Consumer business in North America, which are strategically placed across the United States. The primary distribution centers for our Global Consumer business internationally are located in the United Kingdom, Canada, France and Germany and are managed by a logistics provider. Growing media products are generally shipped direct-to-store without passing through a distribution center. As discussed in “ITEM 1. BUSINESS — Company Description and Development of the Business” of this Annual Report on Form 10-K, fiscal 2010 marked year two of our multi-year plan to regionalize our supply chain by co-distributing fertilizer and growing media products directly to our retail customers, which could help eliminate up to half of our third-party warehouse space.

Raw Materials

We purchase raw materials for our products from various sources. We are subject to market risk as a result of the fluctuating prices of raw materials such as urea and other fertilizer inputs, resins, fuel, sphagnum peat, grass seed and wild bird food components. Our objectives surrounding the procurement of these materials are to ensure continuous supply, to minimize costs and to improve predictability. We seek to achieve these objectives through negotiation of contracts with favorable terms directly with vendors. When appropriate, we will procure a certain percentage of our needs in advance of the season to secure pre-determined prices. We also hedge certain commodities, particularly fuel and urea, to improve predictability and control costs. Sufficient raw materials were available during fiscal 2010.

Trademarks, Patents and Licenses

We consider our trademarks, patents and licenses to be key competitive advantages. We pursue a vigorous trademark protection strategy consisting of registration and maintenance of key trademarks and proactive monitoring and enforcement activities to protect against infringement. The Scotts®, Miracle-Gro®, Ortho®, Scotts LawnService®, Osmocote®, Hyponex® and Earthgro® brand names and logos, as well as a number of product trademarks, including Turf Builder®, Organic Choice®, Home Defense Max® and Weed-B-Gon Max®, are registered in the United States and/or internationally and are considered material to our business.

In addition, we actively develop and maintain a vast portfolio of utility and design patents covering subject matter such as fertilizer, chemical and growing media compositions and processes; grass varieties; and mechanical dispensing devices such as applicators, spreaders and sprayers. Our utility patents provide protection generally extending to 20 years from the date of filing, and many of our patents will continue well into the next decade. We also hold exclusive and non-exclusive patent licenses and supply arrangements, permitting the use and sale of additional patented fertilizers, pesticides and mechanical devices. Although our portfolio of patents and patent licenses is important to our success, no single patent or group of related patents is considered significant to any of our business segments or the business as a whole.

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

Significant Customers

Approximately 84% of our worldwide net sales in fiscal 2010 were made by our Global Consumer segment. Our three largest customers are reported within the Global Consumer segment and are the only customers that individually represent more than 10% of reported consolidated net sales. Approximately 28% of our net sales in fiscal 2010 were made to Home Depot, 17% to Lowe’s and 15% to Walmart. We face strong competition for the business of these significant customers. The loss of any of these customers or a substantial decrease in the volume or profitability of our business with any of these customers could have a material adverse effect on our financial condition, results of operations or cash flows.

Competitive Marketplace

The markets in which we sell our products are highly competitive and many of our competitors sell their products at prices lower than ours. In the United States Global Consumer lawn and garden and pest control markets, our products compete against private-label as well as branded products. Primary competitors include Spectrum Brands, Bayer AG, Central Garden & Pet Company, Enforcer Products, Inc., Green Light Company and Lebanon Seaboard Corporation. In addition, we face competition from regional competitors who compete primarily on the basis of price for commodity growing media products.

Internationally, we face strong competition in the Global Consumer lawn and garden market, particularly in Europe. Our competitors in the European Union include Bayer AG, Compo GmbH, a subsidiary of K&S Aktiengesellschaft (which owns the Compo®, Sem® and Algoflash® brands), Westland Horticulture and a variety of local companies.

In the North American Global Professional horticulture markets, we face a broad range of competition from numerous companies such as Agrium, Inc., Haifa Chemicals Ltd., Chisso Asahi Fertilizer Co. Ltd., Syngenta AG and Bayer AG. Some of these competitors have significant financial resources and research departments.

The International Global Professional horticulture markets in which we operate are also very competitive, particularly the markets for controlled-release and water-soluble fertilizer products. We have numerous U.S. and European competitors in these international markets, including Pursell Industries, Inc., Compo GmbH, a subsidiary of K&S Aktiengesellschaft, Norsk Hydro ASA, Haifa Chemicals Ltd. and Kemira Oyj.

We have the second largest market share position in the fragmented U.S. lawn care service market. We compete against TruGreen®, a division of ServiceMaster®, which has a substantially larger share of this market than Scotts LawnService®, as well as numerous regional and local lawn care service operations and national and regional franchisors.

Research and Development

We continually invest in research and development, both in the laboratory and at the consumer level, to improve our products, manufacturing processes, packaging and delivery systems. Spending on research and development was $51.6 million, $56.3 million and $44.7 million in fiscal 2010, fiscal 2009 and fiscal 2008, respectively, including product registration costs of $12.9 million, $15.6 million and $9.8 million, respectively. In addition to the benefits of our own research and development, we actively seek ways to leverage the research and development activities of our suppliers.

Regulatory Considerations

Local, state, federal and foreign laws and regulations affect the sale of our products in several ways. In the United States, all products containing pesticides must comply with the Federal Insecticide, Fungicide, and Rodenticide Act of 1947, as amended (“FIFRA”), and be registered with the U.S. Environmental Protection Agency (the “U.S. EPA”) and similar state agencies before they can be sold or distributed. Fertilizer and growing media products are subject to state and foreign labeling regulations. Our manufacturing operations are subject to waste, water and air quality permitting and other regulatory requirements of federal, state and foreign agencies. Our wild bird food business is subject to regulation by the U.S. Food and Drug Administration and various state regulations. Our grass seed products are regulated by the Federal Seed Act and various state regulations. The failure to comply with any of these laws or regulations could have an adverse effect on our business.

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

For more information regarding how compliance with federal, state, local and foreign laws and regulations may affect us, see “ITEM 1A. RISK FACTORS — Compliance with environmental and other public health regulations could increase our costs of doing business or limit our ability to market all of our products” of this Annual Report on Form 10-K.

FIFRA Compliance, the Corresponding Governmental Investigations and Similar Matters

In April 2008, we became aware that a former associate apparently deliberately circumvented our policies and U.S. EPA regulations under FIFRA by failing to obtain valid registrations for certain products and/or causing certain invalid product registration forms to be submitted to regulators. Since that time, we have been cooperating with both the U.S. EPA and the U.S. Department of Justice (the “U.S. DOJ”) in related civil and criminal investigations into our pesticide product registration issues as well as a state civil investigation into related allegations arising under state pesticide registration laws and regulations.

In late April of 2008, in connection with the U.S. EPA’s investigation, we conducted a consumer-level recall of certain consumer lawn and garden products and a Scotts LawnService® product. Subsequently, the Company and the U.S. EPA agreed upon a Compliance Review Plan for conducting a comprehensive, independent review of our product registration records. Pursuant to the Compliance Review Plan, an independent third-party firm, Quality Associates Incorporated (“QAI”), reviewed substantially all of our U.S. pesticide product registrations and associated advertisements, some of which were historical in nature and no longer related to sales of our products. The U.S. EPA investigation and the QAI review process resulted in the temporary suspension of sales and shipments of certain products. In addition, as the QAI review process or our internal review identified potential FIFRA registration issues (some of which appear unrelated to the actions of the former associate), we endeavored to stop selling or distributing the affected products until the issues could be resolved. QAI’s review of our U.S. pesticide product registrations and associated advertisements is now substantially complete. The results of the QAI review process did not materially affect our fiscal 2009 and fiscal 2010 sales, and are not expected to materially affect our fiscal 2011 sales.

In June of 2008, the California Department of Pesticide Regulation (“CDPR”) issued a request for information to the Company relating to products that had been the subject of our April 2008 recall. We cooperated with that inquiry and reached agreement with CDPR that CDPR would place its investigation on hold pending the completion of our internal audit. In furtherance of that agreement, in May of 2010, the Company and CDPR executed a tolling agreement that extends CDPR’s rights through April 2012. In July of 2010, CDPR notified us that it planned to proceed with its investigation independent of the U.S. EPA and U.S. DOJ. We are continuing to cooperate with CDPR’s investigation.

For more information with respect to additional risks and uncertainties that we may face in connection with the ongoing investigations and for a discussion of the costs and expenses related to the matters discussed above, see “ITEM 1A. RISK FACTORS — The ongoing governmental investigations regarding our compliance with FIFRA could adversely affect our financial condition, results of operations or cash flows” of this Annual Report on Form 10-K and “NOTE 3. PRODUCT REGISTRATION AND RECALL MATTERS” of the Notes to Consolidated Financial Statements included in this Annual Report on Form 10-K.

Other Regulatory Matters

In 2004, we completed negotiations with the Philadelphia District of the U.S. Army Corps of Engineers (the “Corps”) regarding the terms of site remediation and the resolution of the Corps’ civil penalty demand in connection with our prior peat harvesting operations at our Lafayette, New Jersey facility. The final consent decree requires us to perform five years of wetland monitoring and to complete additional actions if after five years the monitoring indicates the wetlands have not developed satisfactorily. As site monitoring activities were not initiated until the beginning of 2006, the five-year monitoring period will extend until December 2010.

On or about March 19, 2010, the U.S. EPA Region VII issued notice to the Company indicating that the U.S. EPA intended to file an administrative complaint under the federal Resource Conservation and Recovery Act of 1976, as amended (“RCRA”), with respect to alleged RCRA violations arising out of an October 28-29, 2008 inspection of our Fort Madison, Iowa facility. The notice proposed a penalty of $466,977 and offered us the opportunity to negotiate a resolution of the proposed penalty before any complaint was filed. We made a timely response to the U.S. EPA and agreed to enter into pre-filing negotiations. On September 30, 2010, we agreed to pay a civil penalty of $148,388 to settle the alleged violations. In addition to the civil penalty, we agreed to perform two supplemental environmental projects, including a wastewater treatment and reuse pilot project on which we will spend at least $122,000 and a project to identify, remove and safely dispose of obsolete chemicals and hazardous wastes from selected schools in Fort Madison, on which we will spend at least $30,000.

At September 30, 2010, $2.6 million was accrued for non-FIFRA compliance-related environmental actions, the majority of which is for site remediation. During fiscal 2010, fiscal 2009 and fiscal 2008, we expensed $0.5 million, $0.8 million and $1.4 million, respectively, for non-FIFRA compliance-related environmental matters. We had no material capital expenditures during the last three fiscal years related to environmental or regulatory matters.

Employees

As of September 30, 2010, we employed approximately 6,750 employees. During peak sales and production periods, we employ approximately 8,000 employees, including seasonal and temporary labor.

Financial Information About Geographic Areas

For certain information concerning our international revenues and long-lived assets, see “NOTE 22. SEGMENT INFORMATION” of the Notes to Consolidated Financial Statements included in this Annual Report on Form 10-K.

General Information

We maintain a website at http://investor.scotts.com (this uniform resource locator, or URL, is an inactive textual reference only and is not intended to incorporate our website into this Annual Report on Form 10-K). We file reports with the Securities and Exchange Commission (the “SEC”) and make available, free of charge, on or through our website, our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, as well as our proxy and information statements, as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC.

ITEM 1A.	RISK FACTORS

Cautionary Note Regarding Forward-Looking Statements

This Annual Report on Form 10-K, including the exhibits hereto and the information incorporated by reference herein, as well as our 2010 Annual Report to Shareholders (our “2010 Annual Report”), contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which are subject to risks and uncertainties. Other than statements of historical fact, information regarding activities, events and developments that we expect or anticipate will or may occur in the future, including, but not limited to, information relating to our future growth and profitability targets and strategies designed to increase total shareholder value, are forward-looking statements based on management’s estimates, assumptions and projections. Forward-looking statements also include, but are not limited to, statements regarding our future economic and financial condition and results of operations, the plans and objectives of management and our assumptions regarding our performance and such plans and objectives, as well as the amount and timing of repurchases of Scotts Miracle-Gro common shares. Forward-looking statements generally can be identified through the use of words such as “guidance,” “outlook,” “projected,” “believe,” “target,” “predict,” “estimate,” “forecast,” “strategy,” “may,” “goal,” “expect,” “anticipate,” “intend,” “plan,” “foresee,” “likely,” “will,” “should” and other similar words and variations.

Forward-looking statements contained in this Annual Report on Form 10-K and our 2010 Annual Report are predictions only and actual results could differ materially from management’s expectations due to a variety of factors, including those described below. All forward-looking statements attributable to us or persons working on our behalf are expressly qualified in their entirety by such risk factors.

The forward-looking statements that we make in this Annual Report on Form 10-K and our 2010 Annual Report are based on management’s current views and assumptions regarding future events and speak only as of their dates. We disclaim any obligation to update developments of these risk factors or to announce publicly any revisions to any of the forward-looking statements that we make, or to make corrections to reflect future events or developments, except as required by the federal securities laws.

The ongoing governmental investigations regarding our compliance with FIFRA could adversely affect our financial condition, results of operations or cash flows.

Our products that contain pesticides must comply with FIFRA and be registered with the U.S. EPA and similar state agencies before they can be sold or distributed. In April 2008, we became aware that a former associate apparently deliberately circumvented our policies and U.S. EPA regulations under FIFRA by failing to obtain valid registrations for certain products and/or causing certain invalid product registration forms to be submitted to regulators. Since that time, internal and third-party reviews have identified additional potential pesticide product registration issues (some of which appear unrelated to the actions of the former associate) and we have been cooperating with both the U.S. EPA and the U.S. DOJ in related civil and criminal investigations into our pesticide product registration issues as well as a state civil investigation into related allegations arising under state pesticide registration laws and regulations.

In connection with the registration investigations and FIFRA compliance review process, we have recorded, and in the future expect to record, charges and costs for estimated retailer inventory returns, consumer returns and replacement costs, costs to rework existing products, inventory write-downs and legal and professional fees and costs associated with administration of the registration investigations and FIFRA compliance review process. Because expected future charges are based on estimates, they may increase as a result of numerous factors, many of which are beyond our control, including the number and type of legal or regulatory proceedings relating to the registration investigations and FIFRA compliance review process and regulatory or judicial orders or decrees that may require us to take certain actions in connection with the registration investigations and FIFRA compliance review process or to pay civil or criminal fines and/or penalties at the state and/or federal level.

The U.S. EPA, U.S. DOJ and related state investigations continue and may result in future state, federal or private actions including fines and/or penalties with respect to known or potential additional product registration issues. Until the U.S. EPA, U.S. DOJ and related state investigations are complete, we cannot reasonably determine the scope or magnitude of possible liabilities that could result from known or potential product registration issues, and no reserves for these potential liabilities have been established as of September 30, 2010. However, it is possible that such liabilities, including fines, penalties, judgments and/or litigation costs could be material and have an adverse effect on our financial condition, results of operations or cash flows.

There can be no assurance that the ultimate outcome of the investigations will not result in further action against us, whether administrative, civil or criminal, by the U.S. EPA, the U.S. DOJ, state regulatory agencies or private litigants, and any such action, in addition to the costs we have incurred and would continue to incur in connection therewith, could materially and adversely affect our financial condition, results of operations or cash flows. For example, the realization of a significant fine, penalty or judgment against us could materially affect our ability to remain in compliance with certain covenants of our senior secured credit facilities, potentially causing us to have to seek a waiver from our lending group, which may increase our costs of borrowing.

Compliance with environmental and other public health regulations could increase our costs of doing business or limit our ability to market all of our products.

Local, state, federal and foreign laws and regulations relating to environmental matters affect us in several ways. In the United States, all products containing pesticides must comply with FIFRA and be registered with the U.S. EPA and similar state agencies before they can be sold or distributed. The inability to obtain or maintain such compliance, or the cancellation of any such registration, could have an adverse effect on our business, the severity of which would depend on the products involved, whether another product could be substituted and whether our competitors were similarly affected. We attempt to anticipate regulatory developments and maintain registrations of, and access to, substitute active ingredients, but there can be no assurance that we will be able to avoid or reduce these risks. In the European Union (the “EU”), the European Parliament has adopted various forms of regulation which may substantially restrict or eliminate our ability to market and sell certain of our consumer and professional pesticide products in their current form in the EU. In addition, in Canada, regulations have been adopted by several provinces that substantially restrict our ability to market and sell certain of our consumer pesticide products.

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

Under certain environmental laws, we may be liable for the costs of investigation regarding and remediation of the presence of certain regulated materials, as well as related costs of investigation and remediation of damage to natural resources, at various properties, including our current and former properties as well as offsite waste handling or disposal sites that we have used. Liability may be imposed upon us without regard to whether we knew of or caused the presence of such materials and, under certain circumstances, on a joint and several basis. There can be no assurances that the presence of such regulated materials at any such locations, or locations that we may acquire in the future, will not result in liability to us under such laws or expose us to third-party actions such as tort suits based on alleged conduct or environmental conditions.

The adequacy of our current non-FIFRA compliance-related environmental reserves and future provisions depends upon our operating in substantial compliance with applicable environmental and public health laws and regulations, as well as the assumptions that we have both identified all of the significant sites that must be remediated and that there are no significant conditions of potential contamination that are unknown to us. A significant change in the facts and circumstances surrounding these assumptions or in current enforcement policies or requirements, or a finding that we are not in substantial compliance with applicable environmental and public health laws and regulations, could have a material adverse effect on future environmental capital expenditures and other environmental expenses, as well as and our financial condition, results of operations or cash flows.

Damage to our reputation could have an adverse effect on our business.

Maintaining our strong reputation with both consumers and our retail customers is a key component in our success. Product recalls, our inability to ship, sell or transport affected products and the on-going governmental investigations may harm our reputation and acceptance of our products by our retail customers and consumers, which may materially and adversely affect our business operations, decrease sales and increase costs.

In addition, perceptions that the products we produce and market are not safe could adversely affect us and contribute to the risk we will be subjected to legal action. We manufacture and market a variety of products, such as fertilizers, certain growing media, herbicides and pesticides. On occasion, allegations are made that some of our products have failed to perform up to expectations or have caused damage or injury to individuals or property. Based on reports of contamination at a third-party supplier’s vermiculite mine, the public may perceive that some of our products manufactured in the past using vermiculite are or may be contaminated. Public perception that our products are not safe, whether justified or not, could impair our reputation, involve us in litigation, damage our brand names and have a material adverse effect on our business.

Increases in the prices of raw materials could adversely affect our results of operations.

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

We utilize hedge agreements periodically to fix the prices of a portion of our urea and fuel needs. The hedge agreements are designed to mitigate the earnings and cash flow fluctuations associated with the costs of urea and fuel. However, in periods of declining urea and fuel prices the hedge agreements can have the effect of increasing our expenditures for these raw materials.

Economic conditions could adversely affect our business.

Uncertain global economic conditions could adversely affect our business. Recent global economic trends, such as decreased consumer and business spending, high unemployment levels and declining consumer or business confidence, pose challenges to our business and could result in declining revenues, profitability and cash flow. Although we continue to devote significant resources to support our brands, unfavorable economic conditions may negatively affect consumer demand for our products. Consumers may reduce discretionary spending during periods of economic uncertainty, which could reduce sales volumes of our products or result in a shift in our product mix from higher margin to lower margin products.

The highly competitive nature of our markets could adversely affect our ability to maintain or grow revenues.

Each of our operating segments participates in markets that are highly competitive. Our products compete against national and regional products and private label products produced by various suppliers. Many of our competitors sell their products at prices lower than ours. Our most price sensitive customers may be more likely to trade down to lower priced products during challenging economic times or if current economic conditions worsen. We compete primarily on the basis of product innovation, product quality, product performance, value, brand strength, supply chain competency, field sales support, the strength of our relationships with major retailers and advertising. Some of our competitors have significant financial resources. The strong competition that we face in all of our markets may prevent us from achieving our revenue goals, which may have a material adverse effect on our financial condition, results of operations or cash flows. Our inability to continue to develop and grow brands with leading market positions, maintain our relationships with key retailers and deliver products on a reliable basis at competitive prices could have a material adverse effect on us.

We may not successfully develop new products or improve existing products.

Our future success depends, in part, upon our ability to improve our existing products and to develop, manufacture and market new, innovative products to meet evolving consumer needs. We cannot be certain that we will be successful in the development, manufacturing and marketing of new products or product innovations which satisfy consumer needs or achieve market acceptance, or that we will develop and market new products or product innovations in a timely manner. If we fail to successfully develop, manufacture and market new or enhanced products or develop product innovations, our ability to maintain or grow our market share may be adversely affected, which in turn could materially adversely affect our business, financial condition and results of operations. In addition, the development and introduction of new products and product innovations require substantial research, development and marketing expenditures, which we may be unable to recoup if such new products or innovations do not achieve market acceptance.

Many of the products we manufacture and market contain active ingredients that are subject to regulatory approval. The need to obtain such approval could delay the launch of new products or product innovations that contain active ingredients or otherwise prevent us from developing and manufacturing certain products and innovations, further exacerbating the risks to our business.

Because of the concentration of our sales to a small number of retail customers, the loss of one or more of, or significant reduction in orders from, our top customers could adversely affect our financial results.

Global Consumer net sales represented approximately 84% of our worldwide net sales in fiscal 2010. Our top three retail customers together accounted for 60% of our fiscal 2010 net sales and 44% of our outstanding accounts receivable as of September 30, 2010. Home Depot, Lowe’s and Walmart represented approximately 28%, 17% and 15%, respectively, of our fiscal 2010 net sales. The loss of, or reduction in orders from, Home Depot, Lowe’s, Walmart or any other significant customer could have a material adverse effect on our business, financial condition, results of operations or cash flows, as could customer disputes regarding shipments, fees, merchandise condition or related matters. Our inability to collect accounts receivable from one of our major customers, or a significant deterioration in the financial condition of one of these customers, including a bankruptcy filing or a liquidation, could also have a material adverse effect on our financial condition, results of operations or cash flows.

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

Our reliance on third-party manufacturers could harm our business.

We rely on third-party service providers to manufacture certain of our products. This reliance generates a number of risks, including decreased control over the production process, which could lead to production delays or interruptions, and inferior product quality control. In addition, performance problems at these third-party providers could result in cost overruns, shortages or other problems, which could result in significant customer dissatisfaction and thereby materially affect our business, financial condition and results of operations.

If one or more of our third-party manufacturers becomes insolvent or unwilling to continue to manufacture products of acceptable quality, at acceptable costs, in a timely manner, our ability to deliver products to our customers could be significantly impaired. Substitute manufacturers might not be available or, if available, might be unwilling or unable to manufacture the products we need on acceptable terms. Moreover, if customer demand for our products increases, we may be unable to secure sufficient additional capacity from our current third-party manufacturers, or others, on commercially reasonable terms, or at all.

Our reliance on a limited base of suppliers may result in disruptions to our business and adversely affect our financial results.

We rely on a limited number of suppliers for certain of our raw materials, product components and other necessary supplies. If we are unable to maintain supplier arrangements and relationships, if we are unable to contract with suppliers at the quantity and quality levels needed for our business, or if any of our key suppliers becomes insolvent or experiences other financial distress, we could experience disruptions in production, which could have a material adverse effect on our financial results.

A significant interruption in the operation of our or our suppliers’ facilities could impact our capacity to produce products and service our customers, which could adversely affect revenues and earnings.

Operations at our and our suppliers’ facilities are subject to disruption for a variety of reasons, including fire, flooding or other natural disasters, disease outbreaks or pandemics, acts of war, terrorism and work stoppages. A significant interruption in the operation of our or our suppliers’ facilities could significantly impact our capacity to produce products and service our retail customers in a timely manner, which could have a material adverse effect on our revenues, earnings and financial position. This is especially true for those products that we manufacture at a limited number of facilities, such as our fertilizer and liquid products in both the United States and Europe.

Adverse weather conditions could adversely impact financial results.

Weather conditions in North America and Europe can have a significant impact on the timing of sales in the spring selling season and overall annual sales. An abnormally wet and/or cold spring throughout North America or Europe could adversely affect both fertilizer and pesticide sales and, therefore, our financial results.

Our indebtedness could limit our flexibility and adversely affect our financial condition.

As of September 30, 2010, we had $631.7 million of debt. Our inability to meet restrictive financial and non-financial covenants associated with that debt, or to generate sufficient cash flow to repay maturing debt, could adversely affect our financial condition.

Our ability to make payments on and to refinance our indebtedness, fund planned capital expenditures and acquisitions, pay dividends and make share repurchases depends on our ability to generate cash in the future. This, to some extent, is subject to general economic, financial, competitive, legislative, regulatory and other factors that are beyond our control.

We cannot assure you that our business will generate sufficient cash flow from operating activities or that future borrowings will be available to us under our senior secured credit facilities in amounts sufficient to enable us to pay our indebtedness or to fund our other liquidity needs. Our senior secured credit facilities mature in 2012. We will need to refinance all or a portion of our indebtedness under our senior secured credit facilities on or before maturity. We also cannot assure you that we will be able to refinance our indebtedness or that we will be able to refinance it on commercially reasonable terms or terms consistent with the terms currently in place. Any refinancing of our indebtedness will likely be at higher interest rates and may require us to comply with more onerous covenants, which could restrict our business operations.

Our senior secured credit facilities and the indenture governing our 7.25% Senior Notes due 2018 (the “Senior Notes”) contain restrictive covenants and cross-default provisions. In addition, our senior secured credit facilities require us to maintain specified financial ratios. Our ability to comply with those covenants and satisfy those financial ratios can be affected by events beyond our control. A breach of any of those financial ratio covenants or other covenants could result in a default. Upon the occurrence of such an event of default, the lenders could elect to declare all of the outstanding indebtedness immediately due and payable and terminate all commitments to extend further credit. We cannot assure you that our lenders would waive a default or that we could pay the indebtedness in full if it were accelerated.

Subject to compliance with certain covenants under our senior secured credit facilities and the indenture governing our Senior Notes, we may incur additional debt in the future. If we incur additional debt, the risks described above could intensify.

Our postretirement-related costs and funding requirements could increase as a result of volatility in the financial markets, changes in interest rates and actuarial assumptions.

We sponsor a number of defined benefit pension plans associated with our U.S. and international businesses, as well as a postretirement medical plan in the U.S. for certain retired associates and their dependents. The performance of the financial markets and changes in interest rates impact the funded status of these plans and cause volatility in our postretirement-related costs and future funding requirements. If the financial markets do not provide the expected long-term returns on invested assets, we could be required to make significant pension contributions. Additionally, changes in interest rates and legislation enacted by governmental authorities can impact the timing and amounts of contribution requirements.

We utilize third-party actuaries to evaluate assumptions used in determining projected benefit obligations and the fair value of plan assets for our pension and other postretirement benefit plans. In the event we determine that our assumptions should be revised, such as the discount rate, the expected long-term rate or expected return on assets, our future pension and postretirement benefit expenses could increase or decrease. The assumptions we use may differ from actual results, which could have a significant impact on our pension and postretirement liabilities and related costs and funding requirements.

Our international operations make us susceptible to fluctuations in currency exchange rates and to other costs and risks associated with international regulation.

We currently operate manufacturing, sales and service facilities outside of the United States, particularly in Canada, France, the United Kingdom, Germany and the Netherlands. In fiscal 2010, international net sales, including Canada, accounted for approximately 21% of our total net sales. Accordingly, we are subject to risks associated with operating in foreign countries, including:

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

In addition, our operations outside the United States are subject to the risk of new and different legal and regulatory requirements in local jurisdictions, potential difficulties in staffing and managing local operations and potentially adverse tax consequences. The costs associated with operating our International business could adversely affect our results of operations, financial condition or cash flows in the future.

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

If Monsanto were to terminate the Marketing Agreement for consumer Roundup® products, we would lose a substantial source of future earnings and overhead expense absorption.

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

Hagedorn Partnership, L.P. beneficially owns approximately 30% of our common shares and can significantly influence decisions that require the approval of shareholders.

Hagedorn Partnership, L.P. beneficially owned approximately 30% of our outstanding common shares on a fully diluted basis as of November 18, 2010. As a result, it has sufficient voting power to significantly influence the election of directors and the approval of other actions requiring the approval of our shareholders, including the entering into of certain business combination transactions. In addition, because of the percentage of ownership and voting concentration in Hagedorn Partnership, L.P., elections of our board of directors will generally be within the control of Hagedorn Partnership, L.P. While all of our shareholders are entitled to vote on matters submitted to our shareholders for approval, the concentration of shares and voting control presently lies with Hagedorn Partnership, L.P. As such, it would be difficult for shareholders to propose and have approved proposals not supported by Hagedorn Partnership,

L.P. Hagedorn Partnership, L.P. may have an interest in our pursuing transactions that it believes may enhance the value of its equity investment in us, even though such transactions may involve certain risks.

We may pursue acquisitions, dispositions, investments, dividends, share repurchases and/or other corporate transactions that we believe will maximize equity returns of our shareholders but may involve risks.

From time to time, we consider opportunities for acquisitions of businesses, product lines or other assets, dispositions of all or part of one or more of our businesses other than our core Global Consumer business (including our Global Professional business and/or Scotts LawnService®) and other strategic transactions. For example, we recently indicated that we are actively exploring strategic alternatives for our Global Professional business segment, including the potential divestiture of that segment. These transactions, including the potential divestiture of our Global Professional business, may involve risks, such as risks of integration of acquired businesses and loss of cash flows and market positions of disposed businesses.

In addition, if our business performs according to our financial plan, subject to the discretion of our Board of Directors and to market and other conditions we may, over time, significantly increase the rate of dividends on, and the amount of repurchases of, our common shares. For example, in the fourth quarter of fiscal 2010 we doubled the amount of our quarterly cash dividend, and our Board of Directors authorized the repurchase of up to $500 million of Scotts Miracle-Gro common shares over the next four years. We may further increase the rate of dividends on, and the amount of repurchases of, our common shares in the future.

There can be no assurance that we will effect any of these transactions or activities, but, if we do, certain risks may be increased, possibly materially.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

The Company owns or leases, as appropriate, numerous facilities throughout the world to support each of its respective business segments:

•	Global Consumer — We own manufacturing, distribution, research and development and office facilities in Marysville, Ohio; research facilities in Apopka, Florida and Gervais, Oregon; and production facilities in Pearl, Mississippi and Fort Madison, Iowa. We lease a spreader and other durable components manufacturing facility in Temecula, California. In addition, we operate 27 stand-alone growing media facilities in North America — 23 of which are owned by the Company and four of which are leased. Most of these facilities include production lines, warehouses, offices and field processing areas. We also lease a fertilizer and growing media manufacturing facility and distribution center in Orrville, Ohio. We own four production facilities for our wild bird food operations in Indiana, South Dakota, South Carolina and Texas.

Further, we own a manufacturing facility in Sutton Bridge, United Kingdom; a blending and bagging facility for growing media in Hautmont, France; and a plant in Bourth, France that we use for formulating, blending and packaging plant protection products mainly for the consumer market.

•	Global Professional — We lease a controlled-release fertilizer manufacturing facility in North Charleston, South Carolina; a corporate office in Waardenburg, Netherlands; and a sales office in Bramford, United Kingdom, where we also have some supply chain services. Our site in Heerlen, Netherlands includes a research facility, a distribution center and a manufacturing site for coated fertilizers (we own the land and the building for the manufacturing facility, but lease two distribution center/warehousing buildings).

•	Global Consumer and Global Professional — In addition to the above, we own or lease a number of properties that we use for both the Global Consumer and Global Professional segments of our business. We own manufacturing facilities in Howden (East Yorkshire) and Hatfield (South Yorkshire), both in the United Kingdom. We own five peat extraction facilities in Scotland and we lease land for peat extraction at three additional locations across England and Scotland. We own a grass seed production facility in Albany,

Oregon. We lease a research and development facility in Morance, France and own a research and development facility in Levington, United Kingdom.

•	Scotts LawnService® — We lease facilities for each of our 78 Company-operated Scotts LawnService® locations. The facilities are primarily located in industrial parks.

Our corporate headquarters are located in Marysville, Ohio, where we own or lease approximately 750 acres. The Company leases warehouse space throughout North America and continental Europe as needed. We believe that our facilities are adequate to serve their intended purposes and that our property leasing arrangements are satisfactory.

ITEM 3.	LEGAL PROCEEDINGS

As noted in the discussion in “ITEM 1. BUSINESS — Regulatory Considerations — FIFRA Compliance, the Corresponding Governmental Investigations and Similar Matters” and “ITEM 1. BUSINESS — Regulatory Considerations — Other Regulatory Matters” of this Annual Report on Form 10-K, we are involved in several pending environmental and regulatory matters. We believe that our assessment of contingencies is reasonable and that related reserves, in the aggregate, are adequate; however, there can be no assurance that the final resolution of these matters will not have a material adverse effect on our financial condition, results of operations or cash flows.

FIFRA Compliance, the Corresponding Governmental Investigations and Similar Matters

Information with respect to the ongoing investigations and a discussion of the costs and expenses related to such matters is hereby incorporated by reference to “NOTE 3. PRODUCT REGISTRATION AND RECALL MATTERS” of the Notes to Consolidated Financial Statements included in this Annual Report on Form 10-K.

Other Regulatory Matters

On or about March 19, 2010, the U.S. EPA Region VII issued notice to the Company indicating that the U.S. EPA intended to file an administrative complaint under RCRA with respect to alleged RCRA violations arising out of an October 28-29, 2008 inspection of our Fort Madison, Iowa facility. The notice proposed a penalty of $466,977 and offered us the opportunity to negotiate a resolution of the proposed penalty before any complaint was filed. We made a timely response to the U.S. EPA and agreed to enter into pre-filing negotiations. On September 30, 2010, we agreed to pay a civil penalty of $148,388 to settle the alleged violations. In addition to the civil penalty, we agreed to perform two supplemental environmental projects, including a wastewater treatment and reuse pilot project on which we will spend at least $122,000 and a project to identify, remove and safely dispose of obsolete chemicals and hazardous wastes from selected schools in Fort Madison, on which we will spend at least $30,000.

Other Pending Significant Legal Proceedings

We have been named as a defendant in a number of cases alleging injuries that the lawsuits claim resulted from exposure to asbestos-containing products, apparently based on our historic use of vermiculite in certain of our products. In many of these cases, the complaints are not specific about the plaintiffs’ contacts with us or our products. None of the claims seek damages from us alone. We believe that the claims against us are without merit and are vigorously defending against them. It is not currently possible to reasonably estimate a probable loss, if any, associated with the cases and, accordingly, no accrual or reserves have been recorded in our consolidated financial statements. We are reviewing agreements and policies that may provide insurance coverage or indemnity as to these claims and are pursuing coverage under some of these agreements and policies, although there can be no assurance of the results of these efforts. There can be no assurance that these cases, whether as a result of adverse outcomes or as a result of significant defense costs, will not have a material adverse effect on our financial condition, results of operations or cash flows.

On April 27, 2007, we received a proposed Order On Consent from the New York State Department of Environmental Conservation (the “Proposed Order”) alleging that, during calendar year 2003, we and James Hagedorn, individually and as Chairman of the Board and Chief Executive Officer of the Company, unlawfully donated to a Port Washington, New York youth sports organization 40 bags of Scotts® LawnPro® Annual Program Step 3 Insect Control Plus Fertilizer which, while federally registered, was allegedly not registered in the state of New York. The Proposed Order requests penalties totaling $695,000. We have responded in writing to the New York State Department of Environmental Conservation and are awaiting a response.

We are involved in other lawsuits and claims which arise in the normal course of our business. In our opinion, these claims individually and in the aggregate are not expected to result in a material adverse effect on our financial condition, results of operations or cash flows.

ITEM 4.	(REMOVED AND RESERVED)

SUPPLEMENTAL ITEM. EXECUTIVE OFFICERS OF THE REGISTRANT

The executive officers of Scotts Miracle-Gro, their positions and, as of November 18, 2010, their ages and years with Scotts Miracle-Gro (and its predecessors) are set forth below.

			Years with
Name	Age	Position(s) Held	Company

James Hagedorn	55	Chief Executive Officer and Chairman of the Board	23
Barry W. Sanders	46	President	9
David C. Evans	47	Executive Vice President and Chief Financial Officer	17
Denise S. Stump	56	Executive Vice President, Global Human Resources	10
Vincent C. Brockman	47	Executive Vice President, General Counsel, Corporate Secretary and Chief Ethics & Compliance Officer	8

Executive officers serve at the discretion of the Board of Directors of Scotts Miracle-Gro and pursuant to employment agreements or other arrangements.

The business experience of each of the individuals listed above during at least the past five years is as follows:

Mr. Hagedorn was named Chairman of the Board of Scotts Miracle-Gro’s predecessor in January 2003 and named Chief Executive Officer of Scotts Miracle-Gro’s predecessor in May 2001. He also served as President of Scotts Miracle-Gro (or its predecessor) from November 2006 until October 2008 and from May 2001 until December 2005. Mr. Hagedorn serves on Scotts Miracle-Gro’s Board of Directors, a position he has held with Scotts Miracle-Gro (or its predecessor) since 1995. Mr. Hagedorn is the brother of Katherine Hagedorn Littlefield, a director of Scotts Miracle-Gro.

Mr. Sanders was named President of Scotts Miracle-Gro in October 2010. In this position, Mr. Sanders oversees all business unit and operating functions at the Company. Prior to his election as President, Mr. Sanders had served as the Company’s Executive Vice President, Global Consumer since June 2010. Previously, he served as Executive Vice President, North America of Scotts Miracle-Gro from September 2007 until May 2010. He served as Executive Vice President of Global Technology and Operations of Scotts Miracle-Gro from January to September 2007, where he was responsible for the Company’s supply chain and information systems, as well as research and development efforts. Before January 2007, he led the North American and global supply chain organizations as well as the North American sales force. In 2005, Mr. Sanders ran the Smith & Hawken business on an interim basis.

Mr. Evans was named Executive Vice President and Chief Financial Officer of Scotts Miracle-Gro on September 14, 2006. From October 2005 to September 2006, he served as Senior Vice President, Finance and Global Shared Services of The Scotts Company LLC (“Scotts LLC”).

Ms. Stump has served as Executive Vice President, Global Human Resources of Scotts Miracle-Gro (or its predecessor) since February 2003.

Mr. Brockman was named Executive Vice President, General Counsel and Corporate Secretary of Scotts Miracle-Gro in January 2008 and was also named Chief Ethics & Compliance Officer in May 2009. From April 2006 until January 2008, he served as Chief Ethics & Compliance Officer and Chief Administrative Officer of Scotts LLC. Prior to April 2006, he had served as Chief Ethics & Compliance Officer of Scotts LLC (or its predecessor) since 2004.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The common shares of Scotts Miracle-Gro (the “Common Shares”) trade on the New York Stock Exchange under the symbol “SMG.” The quarterly high and low sale prices for the fiscal years ended September 30, 2010 and 2009 were as follows:

	Sale Prices
	High	Low

FISCAL 2010
First quarter	$44.14	$38.52
Second quarter	$46.94	$37.50
Third quarter	$49.58	$42.03
Fourth quarter	$52.56	$43.88
FISCAL 2009
First quarter	$32.36	$18.27
Second quarter	$36.50	$24.89
Third quarter	$39.06	$30.49
Fourth quarter	$44.25	$33.13

A quarterly dividend of $0.125 per Common Share was paid in December, February, June and September of fiscal 2009 and December, February and June of fiscal 2010. On August 10, 2010, Scotts Miracle-Gro announced that its Board of Directors had increased the quarterly cash dividend to $0.25 per Common Share, which was first paid in September of fiscal 2010. The payment of future dividends, if any, on the Common Shares will be determined by the Board of Directors in light of conditions then existing, including the Company’s earnings, financial condition and capital requirements, restrictions in financing agreements, business conditions and other factors. Future dividend payments are currently restricted to an aggregate of $75 million annually under our existing credit facilities. See “NOTE 11. DEBT” of the Notes to Consolidated Financial Statements included in this Annual Report on Form 10-K for further discussion regarding the restrictions on dividend payments.

As of November 18, 2010, there were approximately 31,500 shareholders, including holders of record and our estimate of beneficial holders.

The following table shows the purchases of Common Shares made by or on behalf of Scotts Miracle-Gro or any “affiliated purchaser” (as defined in Rule 10b-18(a)(3) under the Securities Exchange Act of 1934, as amended) of Scotts Miracle-Gro for each of the three fiscal months in the quarter ended September 30, 2010:

			Total Number of
			Common Shares	Approximate Dollar
			Purchased as	Value of Common Shares
	Total Number of		Part of Publicly	That May Yet be
	Common Shares	Average Price Paid	Announced Plans or	Purchased Under the
Period	Purchased(1)	per Common Share(2)	Programs(3)	Plans or Programs(3)

July 4 through July 31, 2010	259	$48.33	0	Not applicable
August 1 through August 28, 2010	103,461	$48.24	103,200	$495,021,603
August 29 through September 30, 2010	402,391	$49.89	400,984	$475,015,123

Total	506,111	$49.56	504,184	$475,015,123

(1)	All of the Common Shares purchased during the quarter were purchased in open market transactions. The total number of Common Shares purchased during the quarter includes 1,927 Common Shares purchased by the trustee of the rabbi trust established by the Company as permitted pursuant to the terms of The Scotts Company LLC Executive Retirement Plan (the “ERP”). The ERP is an unfunded, non-qualified deferred compensation plan which, among other things, provides eligible employees the opportunity to defer compensation above specified statutory limits applicable to The Scotts Company LLC Retirement Savings Plan and with respect to any Executive Management Incentive Pay (as defined in the ERP), Performance Award (as defined in the ERP) or other bonus awarded to such eligible employees. Pursuant to the terms of the ERP, each eligible employee has the right to elect an investment fund, including a fund consisting of Common Shares (the “Scotts Miracle-Gro Common Stock Fund”), against which amounts allocated to such employee’s account under the ERP, including employer contributions, will be benchmarked (all ERP accounts are bookkeeping accounts only and do not represent a claim against specific assets of the Company). Amounts allocated to employee accounts under the ERP represent deferred compensation obligations of the Company. The Company established the rabbi trust in order to assist the Company in discharging such deferred compensation obligations. When an eligible employee elects to benchmark some or all of the amounts allocated to such employee’s account against the Scotts Miracle-Gro Common Stock Fund, the trustee of the rabbi trust purchases the number of Common Shares equivalent to the amount so benchmarked. All Common Shares purchased by the trustee are purchased on the open market and are held in the rabbi trust until such time as they are distributed pursuant to the terms of the ERP. All assets of the rabbi trust, including any Common Shares purchased by the trustee, remain, at all times, assets of the Company, subject to the claims of its creditors. The terms of the ERP do not provide for a specified limit on the number of Common Shares that may be purchased by the trustee of the rabbi trust.

(2)	The average price paid per Common Share is calculated on a settlement basis and excludes commissions.

(3)	On August 10, 2010, Scotts Miracle-Gro announced that its Board of Directors had authorized the repurchase of up to $500 million of the Common Shares over a four-year period (through September 30, 2014).

ITEM 6.	SELECTED FINANCIAL DATA

Five-Year Summary(1)(2)
For the fiscal year ended September 30,

	2010	2009(3)	2008	2007	2006(3)
	(In millions, except per share amounts)

OPERATING RESULTS(4):
Net sales	$3,139.9	$2,980.7	$2,823.2	$2,687.8	$2,527.9
Gross profit	1,147.3	1,057.6	911.7	952.8	910.0
Operating income	384.6	297.6	139.8	318.0	265.2
Income from continuing operations	212.4	154.6	32.8	149.3	142.0
Loss from discontinued operations	(8.3)	(1.3)	(43.7)	(35.9)	(9.3)
Net income (loss)	204.1	153.3	(10.9)	113.4	132.7
ADJUSTED OPERATING RESULTS(5):
Adjusted operating income	$411.8	$326.1	$290.8	$345.1	$340.6
Adjusted income from continuing operations	230.7	172.9	144.9	166.9	189.8
FINANCIAL POSITION:
Working capital	$313.7	$334.1	$366.8	$412.7	$445.8
Current ratio	1.4	1.4	1.5	1.7	1.9
Property, plant and equipment, net	$394.8	$369.7	$344.1	$365.9	$367.6
Total assets	2,164.0	2,220.1	2,156.3	2,277.2	2,217.6
Total debt to total book capitalization(6)	45.2%	58.1%	69.6%	70.0%	30.8%
Total debt	$631.7	$810.1	$999.5	$1,117.8	$481.2
Total shareholders’ equity	764.5	584.5	436.7	479.3	1,081.7
CASH FLOWS:
Cash flows from operating activities	$295.9	$264.6	$200.9	$246.6	$182.4
Investments in property, plant and equipment	83.4	72.0	56.1	54.0	57.0
Investments in intellectual property	—	3.4	4.1	—	—
Investments in acquisitions, including seller note payments	0.6	10.7	2.7	21.4	122.9
Free cash flow(5)	212.5	189.2	140.7	192.6	125.4
PER SHARE DATA:
Basic earnings (loss) per common share
Income from continuing operations	$3.20	$2.38	$0.51	$2.29	$2.11
Loss from discontinued operations	(0.12)	(0.02)	(0.68)	(0.55)	(0.14)
Net income (loss)	3.08	2.36	(0.17)	1.74	1.97
Diluted earnings (loss) per common share
Income from continuing operations	3.14	2.34	0.50	2.23	2.05
Loss from discontinued operations	(0.12)	(0.02)	(0.67)	(0.54)	(0.14)
Net income (loss)	3.02	2.32	(0.17)	1.69	1.91
Adjusted diluted earnings per share from continuing operations(5)	3.41	2.62	2.22	2.49	2.74
Total cash dividends paid	42.6	33.4	32.5	543.6	33.5
Dividends per common share(7)(8)	0.625	0.50	0.50	8.50	0.50
Stock price at year-end(8)	51.73	42.95	23.64	42.75	44.49
Stock price range — High(8)	52.56	44.25	46.90	57.45	50.47
Stock price range — Low(8)	37.50	18.27	16.12	40.57	37.22
OTHER:
Adjusted EBITDA(9)	$440.1	$350.5	$318.4	$382.6	$385.9
Leverage ratio(9)	2.0	3.2	3.4	3.6	1.7
Interest coverage ratio(9)	9.4	6.2	3.9	5.4	9.7
Weighted average common shares outstanding	66.3	65.0	64.5	65.2	67.5
Common shares and dilutive potential common shares used in diluted EPS calculation	67.6	66.1	65.4	67.0	69.4

(1)	All common share and per share information presented in the above five-year summary has been adjusted to reflect the 2-for-1 stock split of the Common Shares which was distributed on November 9, 2005 to shareholders of record on November 2, 2005.

(2)	On July 8, 2009, Scotts Miracle-Gro announced that its wholly-owned subsidiary, Smith & Hawken, Ltd., had adopted a plan to close the Smith & Hawken business. During our first quarter of fiscal 2010, all Smith & Hawken stores were closed and substantially all operational activities of Smith & Hawken were discontinued. As a result, effective in our first quarter of fiscal 2010, we classified Smith & Hawken as discontinued operations in accordance with accounting principles generally accepted in the United States of America (“GAAP”). Accordingly, the Selected Financial Data has been retrospectively updated to recast Smith & Hawken as discontinued operations for each period presented.

(3)	Fiscal 2009 includes Humax Horticulture Limited from the October 1, 2008 date of acquisition. Fiscal 2006 includes Rod McLellan Company, Gutwein & Co., Inc. and certain brands and assets acquired from Turf-Seed, Inc. and Landmark Seed Company from the dates of acquisition. For further information regarding the acquisition of Humax Horticulture Limited, see “NOTE 8. ACQUISITIONS” of the Notes to Consolidated Financial Statements included in this Annual Report on Form 10-K.

(4)	Operating results include the following items segregated by lines affected as set forth on the Consolidated Statements of Operations included in this Annual Report on Form 10-K.

	For the Fiscal Year Ended September 30,
	2010	2009	2008	2007	2006

Net sales includes the following relating to the Roundup® Marketing Agreement:
Net commission income, excluding the deferred contribution charge	$70.0	$51.4	$44.3	$41.9	$39.9
Reimbursements associated with the Roundup® Marketing Agreement	65.0	67.8	58.0	47.7	37.6
Cost of sales includes:
Costs associated with the Roundup® Marketing Agreement	65.0	67.8	58.0	47.7	37.6

(5)	The table above includes non-GAAP financial measures, as defined in Item 10(e) of SEC Regulation S-K, of adjusted operating income, adjusted income from continuing operations and adjusted diluted earnings per share from continuing operations, which exclude costs or gains related to discrete projects or transactions. Items excluded during the five-year period ended September 30, 2010 consisted of charges or credits relating to refinancings, impairments, restructurings, product registration and recall matters, discontinued operations, and other unusual items such as costs or gains related to discrete projects or transactions that are apart from and not indicative of the results of the operations of the business. The comparable GAAP measures are reported operating income, reported income from continuing operations and reported diluted earnings per share. The table also includes free cash flow, another non-GAAP financial measure. This annual measure is often used by analysts and creditors as a measure of our ability to service debt, reinvest in the business beyond normal capital expenditures and return cash to shareholders. As defined by the Company, free cash flow is equivalent to cash provided by operating activities as defined by GAAP less capital expenditures. We have provided a reconciliation of free cash flow to cash provided by operating activities solely for the purpose of complying with Item 10(e) of SEC Regulation S-K and not as an indication that free cash flow is a substitute measure for cash provided by operating activities. Our management believes that these non-GAAP measures are the most indicative of our earnings capabilities and that disclosure of these non-GAAP financial measures therefore provides useful information to investors or other users of the financial statements, such as lenders. A reconciliation of the non-GAAP to the most directly comparable GAAP measures is presented in the following tables:

	2010	2009	2008	2007	2006
	(In millions, except per share data)

Operating income	$384.6	$297.6	$139.8	$318.0	$265.2
Impairment, restructuring and other charges	18.5	—	111.1	8.8	75.4
Product registration and recall matters	8.7	28.5	39.9	—	—
Debt refinancing charges	—	—	—	18.3	—

Adjusted operating income	$411.8	$326.1	$290.8	$345.1	$340.6

Income from continuing operations	$212.4	$154.6	$32.8	$149.3	$142.0
Impairment, restructuring and other charges, net of tax	12.7	—	78.9	5.7	47.8
Product registration and recall matters, net of tax	5.6	18.3	33.2	—	—
Debt refinancing charges, net of tax	—	—	—	11.9	—

Adjusted income from continuing operations	$230.7	$172.9	$144.9	$166.9	$189.8

Diluted earnings per share from continuing operations	$3.14	$2.34	$0.50	$2.23	$2.05
Impairment, restructuring and other charges, net of tax	0.19	—	1.21	0.08	0.69
Product registration and recall matters, net of tax	0.08	0.28	0.51	—	—
Debt refinancing charges, net of tax	—	—	—	0.18	—

Adjusted diluted earnings per share from continuing operations	$3.41	$2.62	$2.22	$2.49	$2.74

Cash provided by operating activities	$295.9	$264.6	$200.9	$246.6	$182.4
Less investments in property, plant and equipment	83.4	72.0	56.1	54.0	57.0
Less investments in intellectual property	—	3.4	4.1	—	—

Free cash flow	$212.5	$189.2	$140.7	$192.6	$125.4

(6)	The total debt to total book capitalization percentage is calculated by dividing total debt by total debt plus shareholders’ equity.

(7)	Scotts Miracle-Gro began paying a quarterly dividend of 12.5 cents per Common Share in the fourth quarter of fiscal 2005. On August 10, 2010, Scotts Miracle-Gro announced that its Board of Directors had increased the quarterly cash dividend to 25.0 cents per Common Share, which was first paid in the fourth quarter of fiscal 2010.

(8)	Scotts Miracle-Gro paid a special one-time cash dividend of $8.00 per Common Share on March 5, 2007. Stock prices have not been adjusted for this special one-time cash dividend.

(9)	We view our senior secured credit facilities as material to our ability to fund operations, particularly in light of our seasonality. Please refer to “ITEM 1A. RISK FACTORS — Our indebtedness could limit our flexibility and adversely affect our financial condition” of this Annual Report on Form 10-K for a more complete discussion of the risks associated with our debt and our senior secured credit facilities and the restrictive covenants therein. Our ability to generate cash flows sufficient to cover our debt service costs is essential to our ability to maintain our borrowing capacity. We believe that Adjusted EBITDA provides additional information for determining our ability to meet debt service requirements. The presentation of Adjusted EBITDA herein is intended to be consistent with the calculation of that measure as required by our borrowing arrangements, and used to calculate a leverage ratio (maximum of 3.50 at September 30, 2010) and an interest coverage ratio (minimum of 3.50 for the year ended September 30, 2010). Our leverage ratio was 2.0 at September 30, 2010 and our interest coverage ratio was 9.4 for the year ended September 30, 2010.

In accordance with the terms of our senior secured credit facilities, Adjusted EBITDA is calculated as net income or loss before interest, taxes, depreciation and amortization as well as certain other items such as the cumulative effect of changes in accounting, costs associated with debt refinancing and other non-cash items affecting net income. Our calculation of Adjusted EBITDA does not represent and should not be considered as an alternative to net income or cash provided by operating activities as determined by GAAP. We make no representation or assertion that Adjusted EBITDA is indicative of our cash provided by operating activities or results of operations. We have provided a reconciliation of Adjusted EBITDA to net income solely for the purpose of complying with SEC regulations and not as an indication that Adjusted EBITDA is a substitute measure for income from operations.

Interest coverage ratio is calculated as Adjusted EBITDA divided by interest expense, as described in our senior secured credit facilities, and excludes costs related to refinancings.

Leverage ratio is calculated as average total indebtedness, as described in our senior secured credit facilities, relative to Adjusted EBITDA.

A numeric reconciliation of Adjusted EBITDA to net income (loss) is as follows (in millions):

	2010	2009	2008	2007	2006

Net income (loss)	$204.1	$153.3	$(10.9)	$113.4	$132.7
Interest	46.8	56.4	82.2	70.7	39.6
Income taxes	126.7	57.4	26.7	74.7	80.2
Depreciation and amortization	59.4	60.4	70.3	67.5	67.0
Loss on impairment and other charges	18.5	7.4	136.8	38.0	66.4
Smith & Hawken® closure process, non-cash portion	(16.4)	12.7	—	—	—
Product registration and recall matters, non-cash portion	1.0	2.9	13.3	—	—
Costs related to refinancings	—	—	—	18.3	—

Adjusted EBITDA	$440.1	$350.5	$318.4	$382.6	$385.9

Please refer to “ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — Liquidity and Capital Resources” of this Annual Report on Form 10-K for a discussion of our senior secured credit facilities.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The purpose of this discussion is to provide an understanding of our financial condition and results of operations by focusing on changes in certain key measures from year-to-year. Management’s Discussion and Analysis (“MD&A”) is divided into the following sections:

•	Executive summary

•	Results of operations

•	Segment results

•	Management’s outlook

•	Liquidity and capital resources

•	Regulatory matters

•	Critical accounting policies and estimates

Executive Summary

We are dedicated to delivering strong, consistent financial results and outstanding shareholder returns by providing products of superior quality and value in order to enhance consumers’ outdoor living environments. We are a leading manufacturer and marketer of consumer branded products for lawn and garden care and professional horticulture in North America and Europe. We are Monsanto’s exclusive agent for the marketing and distribution of consumer Roundup® non-selective herbicide products within the United States and other contractually specified countries. We have a presence in similar consumer branded and professional horticulture products in Australia, the Far East, Latin America and South America. We also operate Scotts LawnService®, the second largest U.S. lawn care service business.

Our operations are divided into the following reportable segments: Global Consumer, Global Professional and Scotts LawnService®. On August 10, 2010, we indicated that we are actively exploring strategic alternatives for our Global Professional business segment. These strategic alternatives include the potential divestiture of that segment, consistent with our previously stated intent to focus on our core Global Consumer business segment.

During our first quarter of fiscal 2010, all Smith & Hawken stores were closed and substantially all operational activities of Smith & Hawken were discontinued. As a result, effective in our first quarter of fiscal 2010, we classified Smith & Hawken as discontinued operations.

As a leading consumer branded lawn and garden company, our product development and marketing efforts are largely focused on providing innovative and differentiated products and on continually increasing brand and product awareness to inspire consumers and create retail demand. We have successfully applied this model for a number of years by focusing on research and development and investing approximately 4-5% of our annual net sales in advertising to support and promote our products and brands. We continually explore new and innovative ways to communicate with consumers. We believe that we receive a significant return on these expenditures and anticipate a similar commitment to research and development, advertising and marketing investments in the future, with the continuing objective of driving category growth and increasing market share.

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

Due to the nature of our lawn and garden business, significant portions of our products ship to our retail customers during the second and third fiscal quarters as noted in the chart below. Our annual sales are further concentrated in the second and third fiscal quarters by retailers who increasingly rely on our ability to deliver products “in season” when consumers buy our products, thereby reducing retailers’ inventories.

	Percent of Net Sales from
	Continuing Operations by Quarter
	2010	2009	2008

First Quarter	9.6%	9.6%	9.5%
Second Quarter	35.8%	31.6%	33.1%
Third Quarter	39.5%	41.3%	39.5%
Fourth Quarter	15.1%	17.5%	17.9%

We follow a 13-week quarterly accounting cycle, with our first three fiscal quarters ending on a Saturday, while our fiscal year end always occurs on September 30th. This fiscal calendar convention requires us to cycle forward our first three fiscal quarter ends every four to five years. Fiscal 2010 is the most recent year impacted by this fiscal quarter end cycle forward process. As a result of this cycle forward process, a high volume sales week during our peak spring selling season shifted from the third quarter of fiscal 2009 to the second quarter of fiscal 2010, and our fourth quarter of fiscal 2010 was shorter than our fourth quarter of fiscal 2009 by five business days. The cycle forward process had no impact on the full-year results for fiscal 2010.

Management focuses on a variety of key indicators and operating metrics to monitor the financial condition and performance of the continuing operations of our business. These metrics include consumer purchases (point-of-sale data), market share, category growth, net sales (including unit volume, pricing, product mix and foreign exchange movements), organic sales growth (net sales growth excluding the impact of foreign exchange movements, product recalls and acquisitions), gross profit margins, income from operations, income from continuing operations, net income and earnings per share. To the extent applicable, these measures are evaluated with and without impairment, restructuring and other charges, which management believes are not indicative of the earnings capabilities of our businesses. We also focus on measures to optimize cash flow and return on invested capital, including the management of working capital and capital expenditures.

On August 10, 2010, we announced that the Scotts Miracle-Gro Board of Directors had authorized the repurchase of up to $500 million of our Common Shares over the next four years and the doubling of our quarterly dividend to $0.25 per Common Share. The decisions to increase the amount of cash we return to our shareholders reflect our continued confidence in the performance of our business, which should allow us to continue to make strategic investments that drive long-term profitable growth while maintaining our targeted capital structure. During the fourth quarter of fiscal 2010, we repurchased nearly $25 million of our Common Shares. Additionally, our first quarterly cash dividend of $0.25 per Common Share was paid on September 10, 2010.

Product Registration and Recall Matters

In April 2008, we became aware that a former associate apparently deliberately circumvented our policies and U.S. EPA regulations under FIFRA by failing to obtain valid registrations for certain products and/or causing certain invalid product registration forms to be submitted to regulators. Since that time, we have been cooperating with both the U.S. EPA and the U.S. DOJ in related civil and criminal investigations into the pesticide product registration issues as well as a state civil investigation into related allegations arising under state pesticide registration laws and regulations.

In late April of 2008, in connection with the U.S. EPA’s investigation, we conducted a consumer-level recall of certain consumer lawn and garden products and a Scotts LawnService® product. Subsequently, the Company and the U.S. EPA agreed upon a Compliance Review Plan for conducting a comprehensive, independent review of our product registration records. Pursuant to the Compliance Review Plan, an independent third-party firm, QAI, reviewed substantially all of our U.S. pesticide product registrations and associated advertisements, some of which were historical in nature and no longer related to sales of our products. The U.S. EPA investigation and the QAI review process resulted in the temporary suspension of sales and shipments of certain products. In addition, as the QAI review process or our internal review identified potential FIFRA registration issues (some of which appear unrelated to the actions of the former associate), we endeavored to stop selling or distributing the affected products until the issues could be resolved. QAI’s review of our U.S. pesticide product registrations and associated advertisements is now substantially complete. The results of the QAI review process did not materially affect our fiscal 2009 and fiscal 2010 sales, and are not expected to materially affect our fiscal 2011 sales.

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

In June of 2008, CDPR issued a request for information to the Company relating to products that had been the subject of our April 2008 recall. We cooperated with that inquiry and reached agreement with CDPR that CDPR would place its investigation on hold pending the completion of our internal audit. In furtherance of that agreement, in May of 2010, the Company and CDPR executed a tolling agreement that extends CDPR’s rights through April 2012. In July of 2010, CDPR notified us that it planned to proceed with its investigation independent of the U.S. EPA and U.S. DOJ. We are continuing to cooperate with CDPR’s investigation.

As a result of these registration and recall matters, we have reversed sales associated with estimated returns of affected products, recorded charges for affected inventory and recorded other registration and recall-related costs. The effects of these adjustments were pre-tax charges of $8.7 million, $28.6 million and $51.1 million for the years ended September 30, 2010, 2009 and 2008, respectively. We expect to incur an additional $8-10 million in fiscal 2011 on recall and registration matters, excluding possible fines, penalties, judgments and/or litigation costs. We expect that these charges will include costs associated with the rework of certain finished goods inventories, the potential disposal of certain products and ongoing third-party professional services related to the U.S. EPA, U.S. DOJ and state investigations.

The U.S. EPA, U.S. DOJ and CDPR investigations continue and may result in future state, federal or private rights of action including fines and/or penalties with respect to known or potential additional product registration issues. Until the U.S. EPA, U.S. DOJ and related state investigations are complete, we cannot reasonably determine the scope or magnitude of possible liabilities that could result from known or potential product registration issues, and no reserves for these potential liabilities have been established as of September 30, 2010. However, it is possible that such liabilities, including fines, penalties, judgments and/or litigation costs could be material and have an adverse effect on our financial condition, results of operations or cash flows.

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

Results of Operations

Beginning in our first quarter of fiscal 2010, we classified Smith & Hawken as discontinued operations. Accordingly, we have reclassified our results of operations for each of the three years ended September 30, 2010 to reflect Smith & Hawken as discontinued operations separate from our results of continuing operations. As a result, and unless specifically stated, all discussions regarding results for each of the three years ended September 30, 2010 reflect results from our continuing operations.

The following table sets forth the components of income and expense as a percentage of net sales for each of the three years ended September 30, 2010:

	2010	2009	2008

Net sales	100.0%	100.0%	100.0%
Cost of sales	63.4	64.1	66.7
Cost of sales — impairment, restructuring and other charges	—	—	—
Cost of sales — product registration and recall matters	0.1	0.4	1.0

Gross profit	36.5	35.5	32.3
Operating expenses:
Selling, general and administrative	23.8	24.9	23.3
Impairment, restructuring and other charges	0.6	—	3.9
Product registration and recall matters	0.2	0.6	0.4
Other (income) expense, net	(0.3)	—	(0.3)

Income from operations	12.2	10.0	5.0
Interest expense	1.5	1.9	2.9

Income from continuing operations before income taxes	10.7	8.1	2.1
Income tax expense from continuing operations	4.0	2.9	0.9

Income from continuing operations	6.7%	5.2%	1.2%
Loss from discontinued operations, net of tax	(0.3)	(0.1)	(1.6)

Net income (loss)	6.4%	5.1%	(0.4)%

Net Sales

Consolidated net sales for fiscal 2010 increased 5.3% to $3.14 billion from $2.98 billion in fiscal 2009. Net sales for fiscal 2009 increased 5.6% to $2.98 billion from $2.82 billion in fiscal 2008. Organic net sales growth, which excludes the impact of changes in foreign exchange rates, product recalls and acquisitions, was 4.6% and 8.4% for fiscal 2010 and fiscal 2009, respectively, as noted in the following table:

	2010	2009

Net sales growth	5.3%	5.6%
Acquisitions	—	(0.3)
Foreign exchange rates	(0.7)	3.9
Product recall matters — returns	—	(0.8)

Organic net sales growth	4.6%	8.4%

Organic net sales in the Global Consumer segment increased 5.8% in fiscal 2010, driven by a 6.0% increase in organic net sales in the U.S. Consumer business solely as a result of unit growth. We believe the U.S. Consumer growth was partially attributable to increased marketing efforts, continued support of the category by our retail partners and product innovation. International Consumer organic net sales increased 4.8% in fiscal 2010, also driven entirely by unit growth. Global Professional organic net sales were nearly flat, as unit growth of nearly 8.3% was entirely offset by declining prices. Organic net sales for Scotts LawnService® declined by 3.0% primarily due to a year-over-year decline in average customer count.

Organic net sales in the Global Consumer segment increased 12.3% in fiscal 2009, driven by 15.4% growth in North America. We believe the North America growth was attributable to a variety of factors, including increased marketing efforts, support received from our retail partners, product innovation, new private label business, improvements to our sales force and price increases. Global Professional organic net sales declined 8.0% in fiscal 2009, primarily driven by the decrease in net sales for the North America Professional business, which was negatively impacted by the significant drop in demand due to the downturn in commercial and residential construction and customer inventory build-ups in fiscal 2008 in anticipation of price increases. Organic net sales for Scotts LawnService® declined by 6.6% due to a decrease in average customer count driven by macroeconomic factors.

Gross Profit

As a percentage of net sales, gross profit increased from 35.5% for fiscal 2009 to 36.5% for fiscal 2010. The increase in gross profit rates was driven by supply chain cost productivity initiatives, lower average commodity costs, favorable product mix and increased commissions on sales of Roundup® branded products. These gross profit rate benefits were partially offset by year-over-year declines in pricing, primarily in our Global Professional business driven by declines in commodity costs. Product registration and recall matters unfavorably impacted gross profit rates by 10 and 40 basis points for fiscal 2010 and fiscal 2009, respectively.

As a percentage of net sales, gross profit was 35.5% of net sales for fiscal 2009 compared to 32.3% for fiscal 2008. The increase in gross profit rates was primarily driven by increased selling prices net of higher commodity costs, as well as supply chain cost productivity improvements. Product registration and recall matters unfavorably impacted gross profit rates by 40 and 140 basis points for fiscal 2009 and fiscal 2008, respectively.

Selling, General and Administrative Expenses

The following table shows the major components of Selling, General and Administrative expenses (“SG&A”) for each of the three years ended September 30, 2010:

	2010	2009	2008
	(In millions, except percentage figures)

Advertising	$142.4	$127.2	$127.7
Advertising as a percentage of net sales	4.5%	4.3%	4.5%
Other SG&A	$578.1	$589.5	$501.8
Share-based compensation	16.4	14.5	12.5
Amortization of intangibles	9.8	11.7	15.1

	$746.7	$742.9	$657.1

Advertising expense for our Global Consumer business was $129.8 million in fiscal 2010 compared to $111.1 million in fiscal 2009, an increase of $18.7 million, or 16.8%, reflecting our continued investment in brand awareness and consumer traffic building activities in our core business. Advertising expense for our Scotts LawnService® business was $11.0 million in fiscal 2010 compared to $14.4 million in fiscal 2009, a decrease of $3.4 million, reflecting a continued shift in spending from advertising to direct selling, which is categorized as Other SG&A. Advertising expense for our Global Consumer business was $111.1 million in fiscal 2009 compared to $107.6 million in fiscal 2008, an increase of $3.5 million, or 3.3%, driven by increased spending in U.S. Consumer partially offset by lower spending in International Consumer. Advertising expense for our Scotts LawnService® business was $14.4 million in fiscal 2009 compared to $17.7 million in fiscal 2008, a decrease of $3.3 million, in part reflecting a shift in spending from advertising to direct selling.

In fiscal 2010, other SG&A spending decreased $11.4 million, or 1.9%, from fiscal 2009. Excluding the impact of foreign exchange movements, other SG&A spending declined 2.0% in fiscal 2010, primarily driven by decreased variable compensation expense and lower research and development spending, which were partially offset by increased investments in selling and marketing. In fiscal 2009, other SG&A spending increased $87.7 million, or 17.5%, from fiscal 2008. Excluding the impact of foreign exchange movements, other SG&A spending increased 21.4% in fiscal 2009 primarily as a result of increased variable compensation. Other increases in SG&A spending, designed to drive long-term growth, included investments in research and development, sales force, regulatory personnel and compliance and technology. In addition, spending in non-revenue enhancing areas, including pension and health care costs, increased in fiscal 2009.

The majority of our share-based awards vest over three years, with the associated expense recognized ratably over the vesting period. In certain cases, such as individuals who are eligible for early retirement based on their age and years of service, the vesting period is shorter than three years. The increase in share-based compensation expense in fiscal 2010 was primarily due to the acceleration of expense for key employees whose equity awards vested in fiscal 2010 upon meeting age and service requirements. The increase in share-based compensation expense in fiscal 2009 was primarily due to the acceleration of expense for 2009 awards granted to key employees who were approaching eligibility for early retirement, as well as an increase in the total value of equity awards granted in fiscal 2009.

Amortization expense was $9.8 million in fiscal 2010, compared to $11.7 million and $15.1 million in fiscal 2009 and fiscal 2008, respectively. The decline in fiscal 2010 was driven by assets that became fully amortized in fiscal 2010 or fiscal 2009. The decline in fiscal 2009 was due to the reduction of amortizing intangible assets due to the impairment charges recorded in fiscal 2008, assets that became fully amortized in fiscal 2009, and foreign exchange movements.

Impairment, Restructuring and Other Charges

The breakdown of Impairment, Restructuring and Other Charges for each of the three years ended September 30, 2010 is as follows:

	2010	2009	2008
	(In millions)

SG&A — product registration and recall matters	$5.7	$16.8	$12.7
Goodwill and intangible asset impairment	18.5	—	109.8

	$24.2	$16.8	$122.5

SG&A-related product registration and recall costs were $5.7 million in fiscal 2010, compared to $16.8 million and $12.7 million in fiscal 2009 and fiscal 2008, respectively. These costs primarily related to third-party compliance review, legal and consulting fees.

Our annual goodwill and indefinite-lived intangible asset impairment testing is performed as of the first day of our fiscal fourth quarter. We engaged an independent valuation firm to assist in our impairment assessment reviews. Our fourth quarter fiscal 2010 impairment analysis resulted in a non-cash charge of $18.5 million related to discontinuing or de-emphasizing certain brands and sub-brands, which is consistent with our business strategy to increasingly concentrate our advertising and promotional spending on fewer, more significant brands to more efficiently drive growth.

The impairment analysis for the fourth quarter of fiscal 2009 indicated that no charge for impairment was required.

As a result of a significant decline in the market value of our Common Shares during the latter half of the fiscal quarter ended June 28, 2008, the Company’s market value of invested capital was approximately 60% of the comparable impairment metric used in our fourth quarter fiscal 2007 annual impairment testing. Management determined this was an indicator of possible goodwill impairment and, therefore, interim impairment testing was performed as of June 28, 2008. Fiscal 2008 impairment charges were comprised of $80.8 million for goodwill, $11.3 million related to indefinite-lived tradenames and $19.0 million for long-lived assets. Of the $19.0 million impairment charge recorded for long-lived assets, $1.3 million was recorded in cost of sales. On a reportable segment basis, $64.5 million of the impairment charges were in Global Consumer and $38.4 million were in Global Professional, with the remaining $8.2 million in Corporate.

Other (Income) Expense, net

Other (income) expense, net was $8.2 million of income in fiscal 2010, compared to expense of $0.3 million and income of $7.7 million for fiscal 2009 and fiscal 2008, respectively. The increase in fiscal 2010 was primarily driven by a gain recorded for the sale of property in the first quarter of fiscal 2010 compared to a loss recorded on the sale of assets in fiscal 2009. The decline in fiscal 2009 was also driven by decreased royalty income.

Income from Operations

Income from operations in fiscal 2010 was $384.6 million compared to $297.6 million in fiscal 2009, an increase of $87.0 million, or 29.2%. Excluding impairment charges and product registration and recall costs, income from operations increased by $85.6 milllion, or 25.1%, in fiscal 2010, primarily driven by increased net sales and gross margins, partially offset by a minimal increase in SG&A spending comprised of higher advertising, selling and marketing spend and lower variable compensation expense.

Income from operations in fiscal 2009 was $297.6 million compared to $139.8 million in fiscal 2008, an increase of $157.8 million. Fiscal 2009 was negatively impacted by costs totaling $28.6 million related to product registration and recall matters that, when excluded, result in income from operations of $326.2 million. Fiscal 2008 was negatively impacted by impairment charges ($111.1 million) and product registration and recall costs ($51.1 million) that, when excluded, result in income from operations of $302.0 million. Excluding the impairment, restructuring and other charges and product registration and recall costs, income from operations increased by $24.2 million, or 8.0%, in fiscal 2009, primarily driven by increased net sales and gross margins that were partially offset by an increase in SG&A spending.

Interest Expense and Refinancing Activities

Interest expense in fiscal 2010 was $46.8 million compared to $56.4 million and $82.2 million in fiscal 2009 and fiscal 2008, respectively. The decrease in fiscal 2010 was primarily due to a reduction in average debt outstanding of approximately $215 million, excluding the impact of foreign exchange rates. Weighted-average interest rates in fiscal 2010 were essentially flat compared to fiscal 2009.

On January 14, 2010, we issued $200 million aggregate principal amount of Senior Notes, with an effective interest rate of 7.375%. We issued the Senior Notes as part of a broader strategy to diversify sources of liquidity and debt maturities in anticipation of the expiration of our current senior secured credit facility in February 2012. Refer to “NOTE 11. DEBT” of the Notes to Consolidated Financial Statements included in this Annual Report on Form 10-K for a further description of the Senior Notes.

The decrease in fiscal 2009 was primarily due to a decline in our borrowing rates and a reduction in average debt outstanding, as well as the favorable impact of foreign exchange rates. Weighted-average interest rates decreased by 131 basis points during fiscal 2009. Average borrowings also decreased by approximately $170 million during fiscal 2009.

Income Tax Expense

A reconciliation of the federal corporate income tax rate and the effective tax rate on income from continuing operations before income taxes for each of the three years ended September 30, 2010 is summarized below:

	Year Ended September 30,
	2010	2009	2008

Statutory income tax rate	35.0%	35.0%	35.0%
Effect of foreign operations	(0.3)	(0.6)	(1.2)
State taxes, net of federal benefit	2.4	2.3	2.0
Change in state NOL and credit carryforwards	0.1	(0.3)	(0.3)
Research & Development tax credit	—	(0.4)	(1.2)
Effect of goodwill impairment and other permanent differences	(0.6)	(0.8)	11.1
Other	0.5	0.7	(2.3)

Effective income tax rate	37.1%	35.9%	43.1%

The effective tax rate for continuing operations was 37.1% for fiscal 2010, compared to 35.9% in fiscal 2009 and 43.1% in fiscal 2008. Fiscal 2010 income tax expense included a $1.9 million charge recorded during the second quarter related to health care legislation enacted in March 2010 that repealed the existing rule which had permitted a tax deduction for the portion of retiree prescription drug expense that was offset by the Medicare Part D subsidy we receive. Additional factors increasing the fiscal 2010 effective tax rate were an increase in state tax rates as well as the expiration of the research and development tax credit.

The effective tax rate for fiscal 2008 was higher due to goodwill impairment charges which are not fully deductible for tax purposes.

Income and Earnings per Share from Continuing Operations

We reported income from continuing operations of $212.4 million, or $3.14 per diluted share, in fiscal 2010 compared to income from continuing operations of $154.6 million, or $2.34 per diluted share, in fiscal 2009. Fiscal 2010 was unfavorably impacted by $18.5 million of impairment charges, as well as $8.7 million in costs associated with product registration and recall matters. Fiscal 2009 was unfavorably impacted by $28.6 million of costs related to product registration and recall matters. Excluding these items, the increase in fiscal 2010 income from continuing operations was primarily driven by increases in net sales and gross profit, partially offset by an increased investment in media, selling and marketing. Diluted weighted-average common shares outstanding increased from 66.1 million in fiscal 2009 to 67.6 million in fiscal 2010. Diluted average common shares included 1.3 million and 1.1 million equivalent shares for fiscal 2010 and fiscal 2009, respectively. The increase in diluted average common shares was driven by an increase in our Common Share price and stock option exercises.

We reported income from continuing operations of $154.6 million, or $2.34 per diluted share, in fiscal 2009 compared to income from continuing operations of $32.8 million, or $0.50 per diluted share, in fiscal 2008. In fiscal 2009, we incurred $28.6 million of costs related to product registration and recall matters. Fiscal 2008 was unfavorably impacted by $111.1 million of impairment charges, as well as $51.1 million in costs associated with product registration and recall matters. Excluding these items, the increase in fiscal 2009 income from continuing operations was primarily driven by increased net sales, led by double-digit growth in the North America Consumer business. In addition, gross margin rates improved due to pricing increases in excess of increased commodity costs and cost productivity improvements. The growth in net sales and gross margins was partially offset by an increase in SG&A spending. Challenging weather conditions in March 2008 negatively impacted net sales for the largest part of our business, the Global Consumer segment. Additionally, commodity costs increased significantly in fiscal 2008. Diluted weighted-average common shares outstanding increased from 65.4 million in fiscal 2008 to 66.1 million in fiscal 2009. Diluted average common shares included 1.1 million and 0.9 million equivalent shares for fiscal 2009 and fiscal 2008, respectively. The changes in diluted average common shares were primarily driven by an increase in our Common Share price.

Loss from Discontinued Operations

In our first quarter of fiscal 2010, we began presenting Smith & Hawken as discontinued operations and prior periods have been reclassified to conform to this presentation. Smith & Hawken generated losses, net of tax, of $8.3 million, $1.3 million and $43.7 million in fiscal 2010, fiscal 2009 and fiscal 2008, respectively. The losses recorded in fiscal 2010 related primarily to first quarter charges associated with the termination of retail site lease obligations, third-party agency fees and severance and benefit commitments. These charges were partially offset by a gain of approximately $18 million from the sale of the Smith & Hawken intellectual property on December 30, 2009.

We recorded Smith & Hawken-related impairment, restructuring and other charges of $14.7 million and $25.7 million in fiscal 2009 and fiscal 2008, respectively. Other charges in fiscal 2009 related to the Smith & Hawken closure process. Impairment, restructuring and other charges in fiscal 2008 for Smith & Hawken included $15.4 million for property, plant and equipment and $10.3 million for intangible assets.

The fiscal 2009 income tax expense for discontinued operations included the reduction of $18.4 million of valuation allowances recorded in prior years to fully reserve deferred tax assets that originated from impairment charges recorded for the Smith & Hawken business in fiscal 2007 and fiscal 2008. In fiscal 2008, when we were attempting to sell Smith & Hawken, we concluded that we would not receive any future tax benefit from these deferred tax assets as a stock sale would have resulted in a non-deductible capital loss. Given our fourth quarter fiscal 2009 decision to close the Smith & Hawken business, we concluded that the character of the losses generated would change from capital to ordinary and as an outcome, would be deductible for tax purposes.

Segment Results

Our continuing operations are divided into the following segments: Global Consumer, Global Professional and Scotts LawnService®. For the first three quarters of fiscal 2010, we included Corporate & Other as a separate reportable segment. That segment included our Smith & Hawken business until the first quarter of fiscal 2010, at which time substantially all operational activities of Smith & Hawken were discontinued and we classified Smith & Hawken as discontinued operations. As a result, Corporate activity is no longer presented as part of a segment. This division of reportable segments is consistent with how the segments report to and are managed by senior management of the Company.

Certain reclassifications were made to the Global Consumer and Global Professional prior period amounts to reflect changes in the structure of the Company’s organization effective in fiscal 2010. For fiscal 2010, our consumer businesses in Australia, Latin America and Italy were reported as part of our Global Consumer segment. Previously, these businesses were reported as part of our Global Professional segment.

We evaluate segment performance based on several factors, including income from operations before amortization, product registration and recall costs, and impairment, restructuring and other charges. Management uses this measure of operating profit to gauge segment performance because we believe this metric is the most indicative of performance trends and the overall earnings potential of each segment.

Corporate consists primarily of unallocated corporate general and administrative expenses and certain other income/expense items not allocated to the business segments.

The following tables present segment information for each of the three years ended September 30, 2010:

Net Sales by Segment

	2010	2009	2008
	(In millions)

Global Consumer	$2,649.7	$2,485.3	$2,282.5
Global Professional	266.9	265.4	316.4
Scotts LawnService®	224.1	231.1	247.4

Segment total	3,140.7	2,981.8	2,846.3
Roundup® amortization	(0.8)	(0.8)	(0.8)
Product registrations and recall matters-returns	—	(0.3)	(22.3)

Consolidated	$3,139.9	$2,980.7	$2,823.2

Income (Loss) from Operations by Segment

	2010	2009	2008
	(In millions)

Global Consumer	$504.1	$430.1	$346.5
Global Professional	12.1	18.6	31.7
Scotts LawnService®	24.3	19.0	11.3

Segment total	540.5	467.7	389.5
Corporate	(117.8)	(129.0)	(71.6)
Roundup® amortization	(0.8)	(0.8)	(0.8)
Other amortization	(10.1)	(11.7)	(15.1)
Product registrations and recall matters	(8.7)	(28.6)	(51.1)
Impairment of assets	(18.5)	—	(111.1)

Consolidated	$384.6	$297.6	$139.8

Global Consumer

Global Consumer segment net sales grew 6.6% from $2.49 billion in fiscal 2009 to $2.65 billion in fiscal 2010. Organic net sales growth for fiscal 2010 was 5.8%, driven by 6.7% unit growth partially offset by price decreases on certain commodity and private label products, along with aggressive customer-focused promotional spending. Foreign exchange movements favorably impacted net sales by 0.8% for fiscal 2010. Within Global Consumer, organic net sales in the United States increased 6.0% for fiscal 2010, which included 7.1% unit growth. Consumer purchases of our products at our largest U.S. retailers (retail point-of-sale, or “POS”) increased by 4.7% for fiscal 2010, driven by higher sales in growing media, Roundup® branded products, plant foods and grass seed. Our grass seed business benefited from the national launch of our Scotts EZ Seed® product. Organic net sales in International Consumer increased by 4.8% for fiscal 2010, nearly all due to unit growth. The increase in International Consumer net sales was primarily driven by double-digit sales growth in Canada and the United Kingdom, which both benefited from new product launches.

Global Consumer segment operating income for fiscal 2010 was $504.1 million, an increase of $74 million, or 17.2%, compared to fiscal 2009. Excluding the impact of foreign exchange movements, segment operating income increased by $70 million, or 16.3%, for fiscal 2010. The increase in operating income was primarily driven by the increase in net sales accompanied by a gross margin rate improvement of 110 basis points for fiscal 2010. The increased gross margin rate was primarily the result of declines in material costs, favorable product mix and increased commissions on sales of Roundup® branded products. The improvements in net sales and gross margin rates were partially offset by increases in SG&A spending, primarily related to strategic investments in advertising, selling and marketing.

Global Consumer segment net sales were $2.49 billion in fiscal 2009 compared to $2.28 billion in fiscal 2008, an increase of 8.9%. Organic net sales growth for fiscal 2009 was 12.3%, including the favorable impact of price increases of 6.6%. Foreign exchange movements unfavorably impacted net sales by 3.4% for fiscal 2009. Within Global Consumer, organic net sales in North America increased 15.4% for fiscal 2009, which included the favorable impact of higher selling prices of 7.8%. POS at our three largest U.S. customers increased by 15.0% for fiscal 2009, driven by higher sales in all major categories, led by growing media, lawn fertilizers and plant foods. Organic net sales in International Consumer increased by 1.4% for fiscal 2009, which included the favorable impact of price increases of 2.5%. Strong growth in the United Kingdom, led by growing media and lawn fertilizer categories, and Eastern Europe were offset by declines in sales in France and Central Europe as a result of inventory de-load by retailers and a slow pesticide season.

Global Consumer segment operating income for fiscal 2009 was $430.1 million, an increase of $83.6 million, or 24.1%, compared to fiscal 2008. Excluding the impact of foreign exchange movements, segment operating income increased by $90.5 million, or 26.1%, for fiscal 2009. The increase in operating income was primarily driven by the increase in net sales accompanied by a gross margin rate improvement of 280 basis points for fiscal 2009. The increase in gross margin rate was primarily the result of pricing and cost productivity improvements, partially offset by commodity cost increases. The improvements in net sales and gross margin rates were partially offset by increases in SG&A spending, primarily related to higher advertising and promotional spending, higher selling and research and development costs and increased variable compensation.

Global Professional

Global Professional segment net sales were $266.9 million in fiscal 2010, an increase of 0.6% compared to fiscal 2009, or essentially flat excluding the impact of foreign exchange rates. Excluding the U.S. professional seed business, Global Professional organic net sales increased 2.3%, comprised of 9.0% unit growth partially offset by price deflation of 6.7%. Organic net sales for the North America and Asia Professional businesses increased by 2.1% and 20.3%, respectively, while organic net sales for the Europe and Latin America Professional businesses declined by 1.3% and 1.7%, respectively, in fiscal 2010.

Global Professional segment operating income decreased $6.5 million in fiscal 2010, or $6.3 million excluding the impact of foreign exchange rates, driven primarily by the sell-through of older, higher cost inventory during the first half of fiscal 2010 at lower average selling prices.

Global Professional segment net sales were $265.4 million in fiscal 2009, a decrease of 16.1% compared to fiscal 2008, or 5.7% excluding the impact of foreign exchange rates. Excluding the U.S. professional seed business, Global Professional organic net sales declined 1.4%. Foreign exchange movements unfavorably impacted net sales by 12.1%. Net sales from Humax Horticulture Limited, a privately-owned growing media company in the United Kingdom acquired by the Company on October 1, 2008, were $7.3 million in fiscal 2009, resulting in 2.3% growth. Organic net sales for the European and Emerging Markets Professional businesses increased by 1.8% and 5.7%, respectively, while organic net sales for the North America Professional business declined 26.4% in fiscal 2009, driven by the downturn in commercial and residential construction and customer inventory build-ups in fiscal 2008 in anticipation of price increases.

Global Professional segment operating income decreased $13.1 million in fiscal 2009, or $8.2 million excluding the impact of foreign exchange rates, primarily as a result of a $9.9 million inventory write-down for the U.S. professional seed business necessitated by the significant decline in the market price of and demand for professional grass seed in North America.

Scotts LawnService®

Scotts LawnService® net sales decreased by $7.0 million, or 3.0%, to $224.1 million in fiscal 2010 primarily as a result of the year-over-year decline in average customer count. Despite the decline in net sales, Scotts LawnService® segment operating income increased $5.3 million to $24.3 million in fiscal 2010. The improved operating results were driven by efficiencies resulting from higher customer counts during its peak third and fourth quarter selling season, gross margin improvement due to lower product and fuel costs and increased labor productivity, as well as lower SG&A spending.

Compared to fiscal 2008, Scotts LawnService® net sales decreased 6.6% to $231.1 million in fiscal 2009, primarily due to macroeconomic pressures that reduced customer count. Despite the decline in net sales, Scotts LawnService® segment operating income increased $7.7 million to $19.0 million in fiscal 2009. The improved operating results were driven by more efficient marketing and sales programs, improved labor productivity and declines in fuel and fertilizer costs.

Corporate

The net operating expense for Corporate decreased by $11.2 million in fiscal 2010, driven by a decline in variable compensation and third-party legal fees, as well as a gain recorded for the sale of property. The net operating expense for Corporate increased by $57.4 million in fiscal 2009, primarily driven by increased variable compensation and retention costs, higher information technology spending, increased regulatory and compliance costs and higher pension and health care costs.

Management’s Outlook

We are pleased with our results in fiscal 2010. We grew our net sales from continuing operations by 5% to $3.14 billion, and grew net income from continuing operations by 37% to $212.4 million, or $3.14 per diluted share, driven by continued strength in our core U.S. Consumer business. In addition, net cash provided by operating activities less capital investments, or free cash flow, amounted to $212.5 million, an increase of 12% compared to fiscal 2009.

We believe we are well positioned to build on our success in fiscal 2011. We anticipate net sales growth of 4% to 6% in fiscal 2011, primarily driven by the impacts of unit volume growth and pricing in our Global Consumer business. We anticipate that gross margin rates will increase by 70 to 100 basis points in fiscal 2011 driven by supply chain cost productivity initiatives and pricing, net of commodity cost increases. Expenditures in SG&A are expected to increase slightly less than sales increases as we intend to invest a portion of our fiscal 2011 margin growth in revenue-enhancing activities such as media, selling, marketing and research and development. We expect interest expense to increase to approximately $60 million, driven by the full year impact of the Senior Notes issued in January 2010, a partial year impact of bonds we anticipate issuing in fiscal 2011 and the increased spread over LIBOR we anticipate will result when we refinance our senior secured credit facility in the second or third quarter of fiscal 2011. Due to the anticipated timing of shipments, spending associated with fiscal 2011 initiatives, and the impact of severance paid to certain former associates, we expect the first quarter pre-tax loss in fiscal 2011 to increase approximately $20 to $25 million from fiscal 2010 levels. Year-over-year improvements in pre-tax results are expected in the remaining three fiscal quarters of the year. For all of fiscal 2011, we anticipate diluted earnings per share growth of 10% to 13%.

In the long-term, the Company remains focused on continuing to grow cash provided by operating activities and return on invested capital, both of which the Company believes are important drivers of shareholder value. Our regular quarterly dividend, which we doubled in the fourth quarter of fiscal 2010, will allow us to continue to return funds to shareholders while maintaining our targeted capital structure. In addition, we have begun to execute our four-year, $500 million share repurchase program, acquiring nearly $25 million of our Common Shares in the fourth quarter of fiscal 2010.

For certain information concerning our risk factors, see “ITEM 1A. RISK FACTORS” of this Annual Report on Form 10-K.

Liquidity and Capital Resources

Operating Activities

Cash provided by operating activities increased by $31.3 million from $264.6 million in fiscal 2009 to $295.9 million in fiscal 2010. Net income plus non-cash impairment and other charges, share-based compensation expense, depreciation and amortization increased by $65.1 million, from $233.3 million in fiscal 2009 to $298.4 million in fiscal 2010, driven primarily by higher operating income in our Global Consumer segment. Fiscal 2010 operating cash flows were favorably impacted by a decrease in inventory reflecting lower input costs and the elimination of Smith & Hawken inventories. The decrease in inventory was partially offset by declines in accounts payable and a decline in other current liabilities primarily due to lower variable compensation accruals.

Cash provided by operating activities increased by $63.7 million from $200.9 million in fiscal 2008 to $264.6 million in fiscal 2009. Net income (loss) plus non-cash impairment and other charges, share-based compensation expense, depreciation and amortization increased by $24.6 million, from $208.7 million in fiscal 2008 to $233.3 million in fiscal 2009, primarily due to higher operating income in our Global Consumer segment. Fiscal 2009 operating cash flows were unfavorably impacted by an increase in inventory caused primarily by higher input costs and additional professional grass seed inventory resulting from a significant drop in demand. The increase in inventory was offset by increases in other current liabilities, driven by accruals for variable compensation, and in accrued taxes, driven by our higher taxable income, for which the cash outflow did not occur until fiscal 2010.

The seasonal nature of our operations generally requires cash to fund significant increases in inventories during the first half of the fiscal year. Receivables and payables also build substantially in the second quarter of the fiscal year in line with the timing of sales to support our retailers’ spring selling season. These balances liquidate during the June through September period as the lawn and garden season unwinds. Unlike our core retail business, Scotts LawnService® typically has its highest receivables balance in the fourth quarter because of the seasonal timing of customer applications and à la carte service revenues.

Investing Activities

Cash used in investing activities totaled $58.9 million and $83.3 million for fiscal 2010 and fiscal 2009, respectively. Capital spending, including investments in intellectual property, increased by $8.0 million from $75.4 million in fiscal 2009 to $83.4 million in fiscal 2010. The fiscal 2010 increase in capital spending was largely driven by investments in increased manufacturing capacity for our growing media business, the acquisition of a second manufacturing facility for liquid production in the Southeast United States and the completion of new production technology to support the national launch of Scotts EZ Seed®. For the three years ended September 30, 2010, our capital spending was allocated as follows: 40.6% for expansion and maintenance of Global Consumer productive assets; 32.2% for new productive assets supporting our Global Consumer business; 13.2% to expand our information technology and transformation and integration capabilities; 2.4% for expansion and upgrades of Scotts LawnService® facilities; and 11.6% for other corporate assets. During the first quarter of fiscal 2010, we received

$24.5 million related to the sale of long-lived assets, including the sale of the intellectual property of Smith & Hawken, in addition to the sale of certain property, plant and equipment.

Cash used in investing activities was $83.3 million and $59.1 million for fiscal 2009 and fiscal 2008, respectively. Capital spending, including investments in intellectual property, increased by $15.2 million from $60.2 million in fiscal 2008 to $75.4 million in fiscal 2009. The increase in capital spending in fiscal 2009 was driven primarily by expansion of North America production facilities. For the three years ended September 30, 2009, our capital spending was allocated as follows: 48% for expansion and maintenance of Global Consumer productive assets; 20% for new productive assets supporting our Global Consumer business; 5% primarily for leasehold improvements associated with new Smith & Hawken retail stores; 4% for expansion and upgrades of Scotts LawnService® facilities; 14% to expand our information technology capabilities; and 9% for other corporate assets. In fiscal 2009, we acquired a growing media company in the United Kingdom for $9.3 million. There was no acquisition activity in fiscal 2008.

Financing Activities

Financing activities used cash of $216.3 million and $194.0 million in fiscal 2010 and fiscal 2009, respectively. Net repayments primarily under our senior secured credit facilities were $370.0 million in fiscal 2010, compared to $178.0 million in fiscal 2009. Financing activities in fiscal 2010 included the issuance of the Senior Notes on January 14, 2010, yielding net proceeds of $198.5 million, which were used to reduce outstanding borrowings under our senior secured revolving credit facility. The issuance of the Senior Notes resulted in financing and issuance fees of $5.5 million in fiscal 2010. In addition, we began the execution of our four-year, $500 million share repurchase program, acquiring nearly $25 million of our Common Shares in the fourth quarter of fiscal 2010. Furthermore, dividends paid in fiscal 2010 increased by $9.2 million due to the doubling of our dividend effective in September 2010. These increased cash outflows were partially offset by a $7.7 million increase in cash received from the exercise of stock options compared to fiscal 2009.

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

Credit Agreements

Our primary sources of liquidity are cash generated by operations and borrowings under our credit agreements, which are guaranteed by substantially all of Scotts Miracle-Gro’s domestic subsidiaries. In February 2007, Scotts Miracle-Gro and certain of its subsidiaries entered into the following senior secured credit facilities totaling up to $2.15 billion in the aggregate: (a) a senior secured five-year term loan facility in the principal amount of $560 million and (b) a senior secured five-year revolving loan facility in the aggregate principal amount of up to $1.59 billion. Under our current structure, we may request an additional $200 million in revolving credit and/or term credit commitments, subject to approval from our lenders. Borrowings may be made in various currencies including U.S. dollars, Euros, British pounds, Australian dollars and Canadian dollars. Amortization payments on the term loan portion of the senior secured credit facilities began on September 30, 2007 and are due quarterly through 2012. As of September 30, 2010, the cumulative total amortization payments on the term loan were $257.6 million, effectively reducing the amount outstanding under the senior secured credit facilities.

As of September 30, 2010, there was $1.5 billion of availability under the senior secured credit facilities, including letters of credit. Under the revolving loan facility, we have the ability to issue letter of credit commitments up to $65 million. At September 30, 2010, we had letters of credit in the aggregate face amount of $26.7 million outstanding. “NOTE 11. DEBT” of the Notes to Consolidated Financial Statements included in this Annual Report on Form 10-K provides additional information regarding our borrowing arrangements.

On January 14, 2010, we issued $200 million aggregate principal amount of 7.25% Senior Notes, the proceeds of which were used to reduce outstanding borrowings under our senior secured revolving credit facility. The Senior Notes represent general unsecured senior obligations of Scotts Miracle-Gro, and were sold to the public at 99.254% of the principal amount thereof, to yield 7.375% to maturity. The Senior Notes have interest payment dates of

January 15 and July 15, which began on July 15, 2010, and may be redeemed prior to maturity at applicable redemption premiums. The Senior Notes contain usual and customary incurrence-based covenants, which include, but are not limited to, restrictions on the incurrence of additional indebtedness, the incurrence of liens and the issuance of certain preferred shares, and the making of certain distributions, investments and other restricted payments, as well as other usual and customary covenants, which include, but are not limited to, restrictions on sale and leaseback transactions, restrictions on purchases for or redemptions of Scotts Miracle-Gro stock and prepayments of subordinated debt, limitations on asset sales and restrictions on transactions with affiliates. The Senior Notes mature on January 15, 2018. Certain of Scotts Miracle-Gro’s domestic subsidiaries serve as guarantors of the Senior Notes. Refer to “NOTE 24. FINANCIAL INFORMATION FOR SUBSIDIARY GUARANTORS AND NON-GUARANTORS” of the Notes to Consolidated Financial Statements included in this Annual Report on Form 10-K for more information regarding the guarantor entities.

At September 30, 2010, we had outstanding interest rate swap agreements with major financial institutions that effectively converted a portion of our variable-rate debt denominated in U.S. dollars to a fixed rate. Interest payments made between the effective date and expiration date are hedged by the swap agreements, except as noted below. The key terms of these swap agreements are shown in the table below.

Notional Amount		Effective Date(a)	Expiration Date	Fixed Rate
(In millions)

$200		2/14/2007	2/14/2012	5.20%
50		2/14/2012	2/14/2016	3.78%
150(b	)	11/16/2009	5/16/2016	3.26%
50(c	)	2/16/2010	5/16/2016	3.05%

(a)	The effective date refers to the date on which interest payments are first hedged by the applicable swap agreement.

(b)	Interest payments made during the six-month period beginning November 14 of each year between the effective date and expiration date are hedged by the swap agreement.

(c)	Interest payments made during the three-month period beginning February 14 of each year between the effective date and expiration date are hedged by the swap agreement.

In November 2010, we entered into additional interest rate swap agreements to convert a portion of our variable-rate debt denominated in U.S. dollars to a fixed rate for an aggregate notional amount of $300 million. The effective dates of the agreements are in 2011 or 2012 and expiration dates are in 2016 or 2017. The swap agreements hedge interest payments for three-month or six-month periods each year between the effective date and expiration date. The fixed rates range from 2.34% to 2.96%.

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

The amended 2009 MARP Agreement provides an interest rate that approximates the 7-day LIBOR rate plus 125 basis points. The First Amendment did not otherwise modify any substantive provisions of the 2009 MARP Agreement. There were no short-term borrowings under the amended 2009 MARP Agreement as of September 30, 2010.

As of September 30, 2010, we were in compliance with all debt covenants. Our senior secured credit facilities contain, among other obligations, an affirmative covenant regarding our leverage ratio, calculated as average total indebtedness, as described in our senior secured credit facilities, relative to EBITDA, as adjusted pursuant to the terms of the senior secured credit facilities (“Adjusted EBITDA”). Under the terms of the senior secured credit facilities, the maximum leverage ratio was 3.50 as of September 30, 2010, which is scheduled to decrease to 3.25 on September 30, 2011. Our leverage ratio was 2.0 at September 30, 2010. Our senior secured credit facilities also include an affirmative covenant regarding our interest coverage ratio. Interest coverage ratio is calculated as Adjusted EBITDA divided by interest expense, as described in our senior secured credit facilities, and excludes costs related to refinancings. Under the terms of the senior secured credit facilities, the minimum interest coverage ratio was 3.50 for the year ended September 30, 2010. Our interest coverage ratio was 9.4 for the year ended September 30, 2010. We continue to monitor our compliance with the leverage ratio, interest coverage ratio and other covenants contained in the senior secured credit facilities and, based upon our current operating assumptions, we expect to remain in compliance with the permissible leverage ratio and interest coverage ratio throughout fiscal 2011. However, an unanticipated charge to earnings, an increase in debt or other factors could materially adversely affect our ability to remain in compliance with certain covenants of our senior secured credit facilities, potentially causing us to have to seek a waiver from our lending group which could result in the repricing of our senior secured credit facilities. While we believe we have good relationships with our banking group, we can provide no assurance that such a request would be likely to result in a modified or replacement credit facility on reasonable terms, if at all. Although we were in compliance with all of our debt covenants throughout fiscal 2010, please see “ITEM 1A. RISK FACTORS — The ongoing governmental investigations regarding our compliance with FIFRA could adversely affect our financial condition, results of operations or cash flows” of this Annual Report on Form 10-K for a discussion of the potential negative impact of such issues on our compliance with certain covenants contained in our senior secured credit facilities. Please see “ITEM 6. SELECTED FINANCIAL DATA” of this Annual Report on Form 10-K for further details pertaining to the calculations of the foregoing ratios.

In our opinion, cash flows from operations and capital resources will be sufficient to meet debt service, capital expenditures and working capital needs during fiscal 2011, and thereafter for the foreseeable future. However, we cannot ensure that our business will generate sufficient cash flow from operations or that future borrowings will be available under our senior secured credit facilities in amounts sufficient to pay indebtedness or fund other liquidity needs. Actual results of operations will depend on numerous factors, many of which are beyond our control, as further discussed in “ITEM 1A. RISK FACTORS — Our indebtedness could limit our flexibility and adversely affect our financial condition” of this Annual Report on Form 10-K.

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

Contractual Obligations

The following table summarizes our future cash outflows for contractual obligations as of September 30, 2010 (in millions):

		Payments Due by Period
					More Than
Contractual Cash Obligations	Total	Less Than 1 Year	1-3 Years	4-5 Years	5 Years

Debt obligations	$631.7	$195.0	$233.3	$1.0	$202.4
Operating lease obligations	163.5	42.7	68.7	36.2	15.9
Purchase obligations	340.4	178.2	143.0	16.7	2.5
Other, primarily retirement plan obligations	98.5	19.8	26.9	26.3	25.5

Total contractual cash obligations	$1,234.1	$435.7	$471.9	$80.2	$246.3

Debt obligations include contingent consideration related to our May 2006 acquisition of certain brands and assets of Turf-Seed, Inc., a leading producer of quality commercial turfgrasses, is due to the seller in the second half of fiscal 2012. Payment is largely based on the performance of our consumer and professional seed business for the twelve-month period ending in May 2012.

Purchase obligations primarily represent commitments for materials used in the Company’s manufacturing processes, as well as commitments for warehouse services, seed and out-sourced information services which comprise the unconditional purchase obligations disclosed in “NOTE 18. COMMITMENTS” of the Notes to Consolidated Financial Statements included in this Annual Report on Form 10-K.

Other includes actuarially determined retiree benefit payments and pension funding to comply with local funding requirements. Pension funding requirements beyond fiscal 2011 are based on preliminary estimates using actuarial assumptions determined as of September 30, 2010. The above table excludes interest payments and insurance accruals as the Company is unable to estimate the timing of the payment for these items.

Off-Balance Sheet Arrangements

The Company has no off-balance sheet financing arrangements.

Regulatory Matters

We are subject to local, state, federal and foreign environmental protection laws and regulations with respect to our business operations and believe we are operating in substantial compliance with, or taking actions aimed at ensuring compliance with, such laws and regulations. Apart from the proceedings surrounding the FIFRA compliance matters, which are discussed separately, we are involved in several legal actions with various governmental agencies related to environmental matters, including those described in “NOTE 19. CONTINGENCIES” of the Notes to Consolidated Financial Statements included in this Annual Report on Form 10-K. While it is difficult to quantify the potential financial impact of actions involving these environmental matters, particularly remediation costs at waste disposal sites and future capital expenditures for environmental control equipment, in the opinion of management, the ultimate liability arising from such environmental matters, taking into account established reserves, should not have a material adverse effect on our financial condition, results of operations or cash flows. However, there can be no assurance that the resolution of these matters will not materially affect our future quarterly or annual results of operations, financial condition or cash flows. Additional information on environmental matters affecting us is provided in “ITEM 1. BUSINESS — Regulatory Considerations” and “ITEM 3. LEGAL PROCEEDINGS” of this Annual Report on Form 10-K.

Critical Accounting Policies and Estimates

Our discussion and analysis of financial condition and results of operations is based upon our consolidated financial statements, which have been prepared in accordance with GAAP. Certain accounting policies are particularly significant, including those related to revenue recognition, goodwill and intangibles, certain associate benefits and income taxes. We believe these accounting policies, and others set forth in “NOTE 1. SUMMARY OF

SIGNIFICANT ACCOUNTING POLICIES” of the Notes to Consolidated Financial Statements included in this Annual Report on Form 10-K, should be reviewed as they are integral to understanding our results of operations and financial position. Our critical accounting policies are reviewed periodically with the Audit Committee of the Board of Directors of Scotts Miracle-Gro.

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

Revenue Recognition and Promotional Allowances

Most of our revenue is derived from the sale of inventory, and we recognize revenue when title and risk of loss transfer, generally when products are received by the customer. Provisions for payment discounts, product returns and allowances are recorded as a reduction of sales at the time revenue is recognized based on historical trends and adjusted periodically as circumstances warrant. Similarly, reserves for uncollectible receivables due from customers are established based on management’s judgment as to the ultimate collectability of these balances. We offer sales incentives through various programs, consisting principally of volume rebates, cooperative advertising, consumer coupons and other trade programs. The cost of these programs is recorded as a reduction of sales. The recognition of revenues, receivables and trade programs requires the use of estimates. While we believe these estimates to be reasonable based on the then current facts and circumstances, there can be no assurance that actual amounts realized will not differ materially from estimated amounts recorded.

Income Taxes

Our annual effective tax rate is established based on our pre-tax income (loss), statutory tax rates and the tax impacts of items treated differently for tax purposes than for financial reporting purposes. We record income tax liabilities utilizing known obligations and estimates of potential obligations. A deferred tax asset or liability is recognized whenever there are future tax effects from existing temporary differences and operating loss and tax credit carryforwards. Valuation allowances are used to reduce deferred tax assets to the balance that is more likely than not to be realized. We must make estimates and judgments on future taxable income, considering feasible tax planning strategies and taking into account existing facts and circumstances, to determine the proper valuation allowances. When we determine that deferred tax assets could be realized in greater or lesser amounts than recorded, the asset balance and consolidated statement of operations reflect the change in the period such determination is made. Due to changes in facts and circumstances and the estimates and judgments that are involved in determining the proper valuation allowances, differences between actual future events and prior estimates and judgments could result in adjustments to these valuation allowances. We use an estimate of our annual effective tax rate at each interim period based on the facts and circumstances available at that time, while the actual effective tax rate is calculated at year-end.

Inventories

Inventories are stated at the lower of cost or market, principally determined by the first-in, first-out method of accounting, using an average costing approach. Inventories include the cost of raw materials, labor, manufacturing overhead and freight and in-bound handling costs incurred to pre-position goods in our warehouse network. Reserves for excess and obsolete inventory are based on a variety of factors, including product changes and improvements, changes in active ingredient availability and regulatory acceptance, new product introductions and estimated future demand. The adequacy of our reserves could be materially affected by changes in the demand for our products or regulatory actions.

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

Goodwill and Indefinite-lived Intangible Assets

We have significant investments in intangible assets and goodwill. Our annual goodwill and indefinite-lived intangible asset testing is performed as of the first day of our fiscal fourth quarter or more frequently if circumstances indicate potential impairment. The review for impairment of intangibles and goodwill is primarily based on our estimates of discounted future cash flows, which are based upon annual budgets and longer-range strategic plans. These budgets and plans are used for internal purposes and are also the basis for communication with outside parties about future business trends. While we believe the assumptions we use to estimate future cash flows are reasonable, there can be no assurance that the expected future cash flows will be realized. As a result, impairment charges that possibly should have been recognized in earlier periods may not be recognized until later periods if actual results deviate unfavorably from earlier estimates. An asset’s value is deemed impaired if the discounted cash flows or earnings projections generated do not substantiate the carrying value of the asset. The estimation of such amounts requires management to exercise judgment with respect to revenue and expense growth rates, changes in working capital, future capital expenditure requirements and selection of an appropriate discount rate, as applicable. The use of different assumptions would increase or decrease discounted future operating cash flows or earnings projections and could, therefore, change impairment determinations.

Fair value estimates employed in our annual impairment review of indefinite-lived tradenames and goodwill were determined using discounted cash flow models involving several assumptions. Changes in our assumptions could materially impact our fair value estimates. Assumptions critical to our fair value estimates were: (i) discount rates used in determining the fair value of the reporting units and tradenames; (ii) royalty rates used in our tradename valuations; (iii) projected revenue and operating profit growth rates used in the reporting unit and tradename models; and (iv) projected long-term growth rates used in the derivation of terminal year values. These and other assumptions are impacted by economic conditions and expectations of management and may change in the future based on period specific facts and circumstances.

Associate Benefits

We sponsor various post-employment benefit plans, including pension plans, both defined contribution plans and defined benefit plans, and other post-employment benefit (“OPEB”) plans, consisting primarily of health care for retirees. For accounting purposes, the defined benefit pension and OPEB plans are dependent on a variety of assumptions to estimate the projected and accumulated benefit obligations and annual expense determined by actuarial valuations. These assumptions include the following: discount rate; expected salary increases; certain employee-related factors, such as turnover, retirement age and mortality; expected return on plan assets; and health care cost trend rates.

Assumptions are reviewed annually for appropriateness and updated as necessary. We base the discount rate assumption on investment yields available at fiscal year-end on high-quality corporate bonds that could be purchased to effectively settle the pension liabilities. The salary growth assumption reflects our long-term actual experience, the near-term outlook and assumed inflation. The expected return on plan assets assumption reflects asset allocation, investment strategy and the views of investment managers regarding the market. Retirement and mortality rates are based primarily on actual and expected plan experience. The effects of actual results that differ from our assumptions are accumulated and amortized over future periods.

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

Accruals for Self-Insurance

We maintain insurance for certain risks, including workers’ compensation, general liability and vehicle liability, and are self-insured for employee-related health care benefits up to a specified level for individual claims. We establish reserves for losses based on our claims experience and industry actuarial estimates of the ultimate loss amount inherent in the claims, including losses for claims incurred but not reported. Our estimate of self-insured liabilities is subject to change as new events or circumstances develop which might materially impact the ultimate cost to settle these losses.

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

Contingencies

As described more fully in “NOTE 19. CONTINGENCIES” of the Notes to Consolidated Financial Statements included in this Annual Report on Form 10-K, we are involved in significant environmental and legal matters which have a high degree of uncertainty associated with them. We continually assess the likely outcomes of these matters and the adequacy of reserves, if any, provided for their resolution. There can be no assurance that the ultimate outcomes of these matters will not differ materially from our current assessment of them, nor that all matters that may currently be brought against us are known by us at this time.

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

Interest Rate Risk

We had variable rate debt instruments outstanding at September 30, 2010 and 2009 that are impacted by changes in interest rates. As a means of managing our interest rate risk on these debt instruments, we entered into interest rate swap agreements with major financial institutions to effectively convert certain variable-rate debt obligations to fixed rates.

At September 30, 2010 and 2009, we had outstanding interest rate swap agreements with a total U.S. dollar equivalent notional value of $450.0 million and $650.0 million, respectively. The weighted average fixed rate of swap agreements outstanding at September 30, 2010 was 4.2%.

In November 2010, we entered into interest rate swap agreements with a total U.S. dollar equivalent national value of $300.0 million. The weighted average fixed rate of these swap agreements is 2.5%.

The following table summarizes information about our derivative financial instruments and debt instruments that are sensitive to changes in interest rates as of September 30, 2010 and 2009. For debt instruments, the table presents principal cash flows and related weighted-average interest rates by expected maturity dates. For interest rate swap agreements, the table presents expected cash flows based on notional amounts and weighted-average interest rates by contractual maturity dates. Weighted-average variable rates are based on implied forward rates in the yield curve at September 30, 2010 and 2009. A change in our variable interest rate of 1% for a full twelve-month period would have a $4.4 million impact on interest expense assuming approximately $440 million of our average fiscal 2010 variable-rate debt had not been hedged via an interest rate swap agreement. The information is presented in U.S. dollars (in millions):

	Expected Maturity Date							Fair
2010	2011	2012	2013	2014	2015	After	Total	Value

Long-term debt:
Fixed rate debt	$—	$—	$—	$—	$—	$200.0	$200.0	$211.0
Average rate	—	—	—	—	—	7.25%	7.25%	—
Variable rate debt	$193.2	$220.9	$—	$—	$—	$—	$414.1	$414.1
Average rate	4.3%	4.3%	—	—	—	—	4.3%	—
Interest rate derivatives:
Interest rate swaps based on U.S. Dollar, Euro and GBP LIBOR	$—	$(14.1)	$—	$—	$—	$(10.5)	$(24.6)	$(24.6)
Average rate	—	5.2%	—	—	—	3.3%	4.2%	—

	Expected Maturity Date							Fair
2009	2010	2011	2012	2013	2014	After	Total	Value

Long-term debt:
Variable rate debt	$158.7	$193.2	$439.6	$—	$—	$—	$791.5	$791.5
Average rate	4.8%	4.8%	4.8%	—	—	—	4.8%	—
Interest rate derivatives:
Interest rate swaps based on U.S. Dollar, Euro and GBP LIBOR	$(4.5)	$—	$(18.2)	$—	$—	$(1.0)	$(23.7)	$(23.7)
Average rate	4.9%	—	5.2%	—	—	3.3%	4.4%	—

Excluded from the information provided above are $17.6 million and $18.6 million at September 30, 2010 and 2009, respectively, of miscellaneous debt instruments.

Other Market Risks

Through fiscal 2010, we had transactions that were denominated in currencies other than the currency of the country of origin. We use foreign currency swap contracts to manage the exchange rate risk associated with intercompany loans with foreign subsidiaries that are denominated in local currencies. At September 30, 2010, the notional amount of outstanding foreign currency contracts was $209.9 million with a fair value of $(6.6) million. At September 30, 2009, the notional amount of outstanding foreign currency contracts was $105.9 million with a fair value of $(3.9) million.

We are subject to market risk from fluctuating prices of certain raw materials, including urea, resins, fuel, sphagnum peat, grass seed and wild bird food components. Our objectives surrounding the procurement of these materials are to ensure continuous supply and to minimize costs. We seek to achieve these objectives through negotiation of contracts with favorable terms directly with vendors. In addition, we entered into arrangements to partially mitigate the effect of fluctuating direct and indirect fuel costs on our Global Consumer and Scotts LawnService® businesses and hedged a portion of our fuel and urea needs for fiscal 2009 and fiscal 2010. We had outstanding contracts for approximately 420,000 gallons of fuel with a fair value of $0.1 million at September 30, 2010. We had outstanding contracts for approximately 1.3 million gallons of fuel with a fair value of $0.1 million at September 30, 2009. We also had hedging arrangements for 62,000 and 74,000 aggregate tons of urea at September 30, 2010 and 2009, respectively. The fair value of the 62,000 aggregate tons at September 30, 2010 was $1.8 million, while the fair value of the 74,000 aggregate tons at September 30, 2009 was $0.1 million.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements and other information required by this Item are contained in the Consolidated Financial Statements, Notes to Consolidated Financial Statements and Schedules Supporting the Consolidated Financial Statements listed in the “Index to Consolidated Financial Statements and Financial Statement Schedules” on page 59 of this Annual Report on Form 10-K.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

With the participation of the principal executive officer and the principal financial officer of The Scotts Miracle-Gro Company (the “Registrant”), the Registrant’s management has evaluated the effectiveness of the Registrant’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)), as of the end of the fiscal year covered by this Annual Report on Form 10-K. Based upon that evaluation, the Registrant’s principal executive officer and principal financial officer have concluded that the Registrant’s disclosure controls and procedures were effective as of the end of the fiscal year covered by this Annual Report on Form 10-K.

Management’s Annual Report on Internal Control Over Financial Reporting

The “Annual Report of Management on Internal Control Over Financial Reporting” required by Item 308(a) of SEC Regulation S-K is included on page 60 of this Annual Report on Form 10-K.

Attestation Report of Independent Registered Public Accounting Firm

The “Report of Independent Registered Public Accounting Firm” required by Item 308(b) of SEC Regulation S-K is included on page 62 of this Annual Report on Form 10-K.

Changes in Internal Control Over Financial Reporting

No changes in the Registrant’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) occurred during the Registrant’s fiscal quarter ended September 30, 2010, that have materially affected, or are reasonably likely to materially affect, the Registrant’s internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors, Executive Officers and Persons Nominated or Chosen to Become Directors or Executive Officers

The information required by Item 401 of SEC Regulation S-K concerning the directors of Scotts Miracle-Gro and the nominees for re-election as directors of Scotts Miracle-Gro at the Annual Meeting of Shareholders to be held on January 20, 2011 (the “2011 Annual Meeting”) is incorporated herein by reference from the disclosure which will be included under the caption “PROPOSAL NUMBER 1 — ELECTION OF DIRECTORS” in Scotts Miracle-Gro’s definitive Proxy Statement relating to the 2011 Annual Meeting (“Scotts Miracle-Gro’s Definitive Proxy Statement”), which will be filed pursuant to SEC Regulation 14A not later than 120 days after the end of Scotts Miracle-Gro’s fiscal year ended September 30, 2010.

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

Procedures for Recommending Director Nominees

Information concerning the procedures by which shareholders of Scotts Miracle-Gro may recommend nominees to Scotts Miracle-Gro’s Board of Directors is incorporated herein by reference from the disclosures which will be included under the captions “CORPORATE GOVERNANCE — Nominations of Directors” and “MEETINGS AND COMMITTEES OF THE BOARD — Committees of the Board — Governance and Nominating Committee” in Scotts Miracle-Gro’s Definitive Proxy Statement. These procedures have not materially changed from those described in Scotts Miracle-Gro’s definitive Proxy Statement for the 2010 Annual Meeting of Shareholders held on January 21, 2010.

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

Committee Charters; Code of Business Conduct and Ethics; Corporate Governance Guidelines

The Board of Directors of Scotts Miracle-Gro has adopted charters for each of the Audit Committee, the Governance and Nominating Committee, the Compensation and Organization Committee, the Finance Committee and the Innovation & Technology Committee, as well as Corporate Governance Guidelines, as contemplated by the applicable sections of the New York Stock Exchange Listed Company Manual.

In accordance with the requirements of Section 303A.10 of the New York Stock Exchange Listed Company Manual and Item 406 of SEC Regulation S-K, the Board of Directors of Scotts Miracle-Gro has adopted a Code of Business Conduct and Ethics covering the members of Scotts Miracle-Gro’s Board of Directors and associates (employees) of Scotts Miracle-Gro and its subsidiaries, including, without limitation, Scotts Miracle-Gro’s principal executive officer, principal financial officer and principal accounting officer. Scotts Miracle-Gro intends to disclose the following events, if they occur, on its Internet website located at http://investor.scotts.com within four business days following their occurrence: (A) the date and nature of any amendment to a provision of Scotts Miracle-Gro’s Code of Business Conduct and Ethics that (i) applies to Scotts Miracle-Gro’s principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions, (ii) relates to any element of the code of ethics definition enumerated in Item 406(b) of SEC Regulation S-K, and (iii) is not a technical, administrative or other non-substantive amendment; and (B) a description of any waiver (including the nature of the waiver, the name of the person to whom the waiver was granted and the date of the waiver), including an implicit waiver, from a provision of the Code of Business Conduct and Ethics granted to Scotts Miracle-Gro’s principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions, that relates to one or more of the elements of the code of ethics definition enumerated in Item 406(b) of SEC Regulation S-K.

The text of Scotts Miracle-Gro’s Code of Business Conduct and Ethics, Scotts Miracle-Gro’s Corporate Governance Guidelines, the Audit Committee charter, the Governance and Nominating Committee charter, the Compensation and Organization Committee charter, the Finance Committee charter and the Innovation & Technology Committee charter are posted under the “Corporate Governance” link on Scotts Miracle-Gro’s Internet website located at http://investor.scotts.com. Interested persons and shareholders of Scotts Miracle-Gro may also obtain copies of each of these documents without charge by writing to The Scotts Miracle-Gro Company, Attention: Corporate Secretary, 14111 Scottslawn Road, Marysville, Ohio 43041. In addition, a copy of the Code of Business Conduct and Ethics, as amended on November 2, 2006, is incorporated by reference in Exhibit 14 to this Annual Report on Form 10-K.

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

Certain Relationships and Related Person Transactions

The information required by Item 404 of SEC Regulation S-K is incorporated herein by reference from the disclosures which will be included under the caption “CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS” in Scotts Miracle-Gro’s Definitive Proxy Statement.

Director Independence

The information required by Item 407(a) of SEC Regulation S-K is incorporated herein by reference from the disclosures which will be included under the captions “CORPORATE GOVERNANCE — Director Independence” and “MEETINGS AND COMMITTEES OF THE BOARD” in Scotts Miracle-Gro’s Definitive Proxy Statement.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this Item 14 is incorporated herein by reference from the disclosures which will be included under the captions “AUDIT COMMITTEE MATTERS — Fees of the Independent Registered Public Accounting Firm” and “AUDIT COMMITTEE MATTERS — Pre-Approval of Services Performed by the Independent Registered Public Accounting Firm” in Scotts Miracle-Gro’s Definitive Proxy Statement.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a) LIST OF DOCUMENTS FILED AS PART OF THIS REPORT

1 and 2. Financial Statements and Financial Statement Schedules:

The response to this portion of Item 15 is submitted as a separate section of this Annual Report on Form 10-K. Reference is made to the “Index to Consolidated Financial Statements and Financial Statement Schedules” on page 59 of this Annual Report on Form 10-K.

3. Exhibits:

The exhibits listed on the “Index to Exhibits” beginning on page 123 of this Annual Report on Form 10-K are filed or furnished with this Annual Report on Form 10-K or incorporated herein by reference as noted in the “Index to Exhibits.” The following table provides certain information concerning each management contract or compensatory plan or arrangement required to be filed as an exhibit to this Annual Report on Form 10-K or incorporated herein by reference.

MANAGEMENT CONRACTS AND COMPENSATORY PLANS AND ARRANGEMENTS

Exhibit
No.		Description	Location

10	.2(a)	The Scotts Company LLC Excess Benefit Plan for Grandfathered Associates as of January 1, 2005 (executed as of September 30, 2008)	Incorporated herein by reference to the Registrant’s Annual Report on Form 10-K for the fiscal year ended September 30, 2008 (File No. 1-11593) [Exhibit 10.1(a)]
10	.2(b)	The Scotts Company LLC Excess Benefit Plan for Non Grandfathered Associates as of January 1, 2005 (executed as of November 20, 2008)	Incorporated herein by reference to the Registrant’s Annual Report on Form 10-K for the fiscal year ended September 30, 2008 (File No. 1-11593) [Exhibit 10.1(b)]
10	.6(a)(i)	The Scotts Company LLC Amended and Restated Executive/Management Incentive Plan (approved on November 7, 2007 and effective as of October 30, 2007)	Incorporated herein by reference to the Registrant’s Annual Report on Form 10-K for the fiscal year ended September 30, 2007 (File No. 1-11593) [Exhibit 10(b)(2)]
10	.6(a)(ii)	Amendment to The Scotts Company LLC Amended and Restated Executive/Management Incentive Plan (effective as of November 5, 2008) [amended the name of the plan to be The Scotts Company LLC Amended and Restated Executive Incentive Plan]	Incorporated herein by reference to the Registrant’s Current Report on Form 8-K filed November 12, 2008 (File No. 1-11593) [Exhibit 10.2]
10	.6(b)(i)	Specimen form of Employee Confidentiality, Noncompetition, Nonsolicitation Agreement for employees participating in The Scotts Company Executive/Management Incentive Plan (now known as The Scotts Company LLC Amended and Restated Executive Incentive Plan) [2005 version]	Incorporated herein by reference to the Registrant’s Annual Report on Form 10-K for the fiscal year ended September 30, 2008 (File No. 1-11593) [Exhibit 10.2(b)(i)]

Exhibit
No.		Description	Location

10	.6(b)(ii)	Specimen form of Employee Confidentiality, Noncompetition, Nonsolicitation Agreement for employees participating in The Scotts Company LLC Executive/Management Incentive Plan (now known as The Scotts Company LLC Amended and Restated Executive Incentive Plan) [post-2005 version]	Incorporated herein by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended July 1, 2006 (File No. 1-11593) [Exhibit 10.1]
10	.6(c)	Executive Officers of The Scotts Miracle-Gro Company who are parties to form of Employee Confidentiality, Noncompetition, Nonsolicitation Agreement for employees participating in The Scotts Company LLC Amended and Restated Executive Incentive Plan (as of September 30, 2010)	*
10	.7(a)	The Scotts Miracle-Gro Company Amended and Restated 1996 Stock Option Plan (effective as of October 30, 2007)	Incorporated herein by reference to the Registrant’s Annual Report on Form 10-K for the fiscal year ended September 30, 2007 (File No. 1-11593) [Exhibit 10(d)(4)]
10	.7(b)	Specimen form of Stock Option Agreement for Non-Qualified Stock Options granted to employees under The Scotts Company 1996 Stock Option Plan (now known as The Scotts Miracle-Gro Company Amended and Restated 1996 Stock Option Plan)	Incorporated herein by reference to the Current Report on Form 8-K of The Scotts Company, an Ohio corporation, filed November 19, 2004 (File No. 1-11593) [Exhibit 10.7]
10	.8(a)	The Scotts Company LLC Executive Retirement Plan, As Amended and Restated as of January 1, 2005 (executed December 30, 2008)	Incorporated herein by reference to the Registrant’s Current Report on Form 8-K filed January 6, 2009 (File No. 1-11593) [Exhibit 10.1]
10	.8(b)(i)	Trust Agreement between The Scotts Company and Fidelity Management Trust Company for The Scotts Company Nonqualified Deferred Compensation Trust established to assist in discharging obligations under The Scotts Company Nonqualified Deferred Compensation Plan (now known as The Scotts Company LLC Executive Retirement Plan), dated as of January 1, 1998	Incorporated herein by reference to the Registrant’s Annual Report on Form 10-K for the fiscal year ended September 30, 2008 (File No. 1-11593) [Exhibit 10.5(b)(i)]
10	.8(b)(ii)	First Amendment to Trust Agreement between Fidelity Management Trust Company and The Scotts Company with regard to The Scotts Company Nonqualified Deferred Compensation Plan (now known as The Scotts Company LLC Executive Retirement Plan), dated as of March 24, 1998	Incorporated herein by reference to the Registrant’s Annual Report on Form 10-K for the fiscal year ended September 30, 2008 (File No. 1-11593) [Exhibit 10.5(b)(ii)]
10	.8(b)(iii)	Second Amendment to Trust Agreement between Fidelity Management Trust Company and The Scotts Company with regard to The Scotts Company Nonqualified Deferred Compensation Plan (now known as The Scotts Company LLC Executive Retirement Plan) [dated as of January 15, 1999]	Incorporated herein by reference to the Registrant’s Annual Report on Form 10-K for the fiscal year ended September 30, 2008 (File No. 1-11593) [Exhibit 10.5(b)(iii)]
10	.8(b)(iv)	Third Amendment to Trust Agreement between Fidelity Management Trust Company and The Scotts Company with regard to The Scotts Company Nonqualified Deferred Compensation Plan (now known as The Scotts Company LLC Executive Retirement Plan) [dated as of July 1, 1999]	Incorporated herein by reference to the Registrant’s Annual Report on Form 10-K for the fiscal year ended September 30, 2008 (File No. 1-11593) [Exhibit 10.5(b)(iv)]
10	.8(b)(v)	Fourth Amendment to Trust Agreement between Fidelity Management Trust Company and The Scotts Company with regard to The Scotts Company Executive Retirement Plan (now known as The Scotts Company LLC Executive Retirement Plan) [dated as of August 1, 1999]	Incorporated herein by reference to the Registrant’s Annual Report on Form 10-K for the fiscal year ended September 30, 2008 (File No. 1-11593) [Exhibit 10.5(b)(v)]

Exhibit
No.		Description	Location

10	.8(b)(vi)	Fifth Amendment to Trust Agreement between Fidelity Management Trust Company and The Scotts Company with regard to The Scotts Company Executive Retirement Plan (now known as The Scotts Company LLC Executive Retirement Plan) [dated as of December 20, 2000]	Incorporated herein by reference to the Registrant’s Annual Report on Form 10-K for the fiscal year ended September 30, 2008 (File No. 1-11593) [Exhibit 10.5(b)(vi)]
10	.8(b)(vii)	Sixth Amendment to Trust Agreement between Fidelity Management Trust Company and The Scotts Company with regard to The Scotts Company Executive Retirement Plan (now known as The Scotts Company LLC Executive Retirement Plan) [effective as of November 29, 2001]	Incorporated herein by reference to the Registrant’s Annual Report on Form 10-K for the fiscal year ended September 30, 2008 (File No. 1-11593) [Exhibit 10.5(b)(vii)]
10	.8(b)(viii)	Seventh Amendment to Trust Agreement between Fidelity Management Trust Company and The Scotts Company with regard to The Scotts Company Executive Retirement Plan (now known as The Scotts Company LLC Executive Retirement Plan) [dated as of September 1, 2002]	Incorporated herein by reference to the Registrant’s Annual Report on Form 10-K for the fiscal year ended September 30, 2008 (File No. 1-11593) [Exhibit 10.5(b)(viii)]
10	.8(b)(ix)	Eighth Amendment to Trust Agreement between Fidelity Management Trust Company and The Scotts Company with regard to The Scotts Company Executive Retirement Plan (now known as The Scotts Company LLC Executive Retirement Plan) [dated as of December 31, 2002]	Incorporated herein by reference to the Registrant’s Annual Report on Form 10-K for the fiscal year ended September 30, 2008 (File No. 1-11593) [Exhibit 10.5(b)(ix)]
10	.8(b)(x)	Ninth Amendment to Trust Agreement between Fidelity Management Trust Company and The Scotts Company with regard to The Scotts Company Executive Retirement Plan (now known as The Scotts Company LLC Executive Retirement Plan) [dated as of October 15, 2004]	Incorporated herein by reference to the Registrant’s Annual Report on Form 10-K for the fiscal year ended September 30, 2008 (File No. 1-11593) [Exhibit 10.5(b)(x)]
10	.8(b)(xi)	Tenth Amendment to Trust Agreement between Fidelity Management Trust Company and The Scotts Company LLC with regard to The Scotts Company Executive Retirement Plan (now known as The Scotts Company LLC Executive Retirement Plan) [dated as of October 2, 2006]	Incorporated herein by reference to the Registrant’s Annual Report on Form 10-K for the fiscal year ended September 30, 2008 (File No. 1-11593) [Exhibit 10.5(b)(xi)]
10	.8(b)(xii)	Eleventh Amendment to Trust Agreement between Fidelity Management Trust Company and The Scotts Company LLC with regard to The Scotts Company LLC Executive Retirement Plan (dated as of February 9, 2007)	Incorporated herein by reference to the Registrant’s Annual Report on Form 10-K for the fiscal year ended September 30, 2008 (File No. 1-11593) [Exhibit 10.5(b)(xii)]
10	.8(c)	Form of Executive Retirement Plan Retention Award Agreement between The Scotts Company LLC and each of David C. Evans, Barry W. Sanders, Denise S. Stump and Vincent C. Brockman (entered into on November 4, 2008)	Incorporated herein by reference to the Registrant’s Current Report on Form 8-K filed October 15, 2008 (File No. 1-11593) [Exhibit 10.2]
10	.9(a)	The Scotts Miracle-Gro Company Amended and Restated 2003 Stock Option and Incentive Equity Plan (effective as of October 30, 2007)	Incorporated herein by reference to the Registrant’s Annual Report on Form 10-K for the fiscal year ended September 30, 2007 (File No. 1-11593) [Exhibit 10(j)(3)]
10	.9(b)(i)	Specimen form of Award Agreement for Directors used to evidence grants of Nonqualified Stock Options made under The Scotts Company 2003 Stock Option and Incentive Equity Plan (now known as The Scotts Miracle-Gro Company Amended and Restated 2003 Stock Option and Incentive Equity Plan) [2003 version]	Incorporated herein by reference to the Current Report on Form 8-K of The Scotts Company, an Ohio corporation, filed November 19, 2004 (File No. 1-11593) [Exhibit 10.9]

Exhibit
No.		Description	Location

10	.9(b)(ii)	Specimen form of Award Agreement for Directors used to evidence grants of Nonqualified Stock Options made under The Scotts Miracle-Gro Company 2003 Stock Option and Incentive Equity Plan (now known as The Scotts Miracle-Gro Company Amended and Restated 2003 Stock Option and Incentive Equity Plan) [post-2003 version]	Incorporated herein by reference to the Registrant’s Annual Report on Form 10-K for the fiscal year ended September 30, 2005 (File No. 1-11593) [Exhibit 10(v)]
10	.9(c)(i)	Specimen form of Award Agreement for Nondirectors used to evidence grants of Incentive Stock Options, Nonqualified Stock Options, Stock Appreciation Rights, Restricted Stock and Performance Stock made under The Scotts Company 2003 Stock Option and Incentive Equity Plan (now known as The Scotts Miracle-Gro Company Amended and Restated 2003 Stock Option and Incentive Equity Plan) [pre-December 1, 2004 version]	Incorporated herein by reference to the Current Report on Form 8-K of The Scotts Company, an Ohio corporation, filed November 19, 2004 (File No. 1-11593) [Exhibit 10.8]
10	.9(c)(ii)	Specimen form of Award Agreement for Nondirectors used to evidence grants of Incentive Stock Options, Nonqualified Stock Options, Stock Appreciation Rights, Restricted Stock and Performance Shares made under The Scotts Miracle-Gro Company 2003 Stock Option and Incentive Equity Plan (now known as The Scotts Miracle-Gro Company Amended and Restated 2003 Stock Option and Incentive Equity Plan) [post-December 1, 2004 version]	Incorporated herein by reference to the Registrant’s Annual Report on Form 10-K for the fiscal year ended September 30, 2005 (File No. 1-11593) [Exhibit 10(u)]
10	.10(a)(i)	The Scotts Miracle-Gro Company Amended and Restated 2006 Long-Term Incentive Plan (effective as of October 30, 2007)	Incorporated herein by reference to the Registrant’s Annual Report on Form 10-K for the fiscal year ended September 30, 2007 (File No. 1-11593) [Exhibit 10(r)(2)]
10	.10(a)(ii)	First Amendment to The Scotts Miracle-Gro Company Amended and Restated 2006 Long-Term Incentive Plan (effective as of January 20, 2010)	Incorporated herein by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended April 3, 2010 (File No. 1-11593) [Exhibit 10.1]
10	.10(b)(i)	Specimen form of Award Agreement for Nonemployee Directors used to evidence grants of Time-Based Nonqualified Stock Options which may be made under The Scotts Miracle-Gro Company 2006 Long-Term Incentive Plan (now known as The Scotts Miracle-Gro Company Amended and Restated 2006 Long-Term Incentive Plan)	Incorporated herein by reference to the Registrant’s Current Report on Form 8-K filed February 2, 2006 (File No. 1-11593) [Exhibit 10.3]
10	.10(b)(ii)	Specimen form of Deferred Stock Unit Award Agreement for Nonemployee Directors (with Related Dividend Equivalents) used to evidence grants of Deferred Stock Units made under The Scotts Miracle-Gro Company Amended and Restated 2006 Long-Term Incentive Plan (February 4, 2008 through January 22, 2009 version)	Incorporated herein by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended December 29, 2007 (File No. 1-11593) [Exhibit 10(m)]
10	.10(b)(iii)	Specimen form of Deferred Stock Unit Award Agreement for Nonemployee Directors (with Related Dividend Equivalents) used to evidence grants of Deferred Stock Units which may be made under The Scotts Miracle-Gro Company Amended and Restated 2006 Long-Term Incentive Plan (post-January 22, 2009 version)	Incorporated herein by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended March 28, 2009 (File No. 1-11593) [Exhibit 10.1]

Exhibit
No.		Description	Location

10	.10(c)	Specimen form of Deferred Stock Unit Award Agreement for Nonemployee Directors (with Related Dividend Equivalents) used to evidence grants of Deferred Stock Units which may be made under The Scotts Miracle-Gro Company Amended and Restated 2006 Long-Term Incentive Plan (Deferral of Cash Retainer — post-January 21, 2010 version)	Incorporated herein by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended January 2, 2010 (File No. 1-11593) [Exhibit 10.1]
10	.10(d)(i)	Specimen form of Award Agreement used to evidence grants of Restricted Stock Units, Performance Shares, Nonqualified Stock Options, Incentive Stock Options, Restricted Stock and Stock Appreciation Rights made under The Scotts Miracle-Gro Company 2006 Long-Term Incentive Plan (now known as The Scotts Miracle-Gro Company Amended and Restated 2006 Long-Term Incentive Plan) [pre-October 30, 2007 version]	Incorporated herein by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended December 31, 2005 (File No. 1-11593) [Exhibit 10(b)]
10	.10(d)(ii)	Specimen form of Award Agreement for Employees used to evidence grants of Nonqualified Stock Options, Restricted Stock, Performance Shares and Restricted Stock Units made under The Scotts Miracle-Gro Company 2006 Long-Term Incentive Plan (now known as The Scotts Miracle-Gro Company Amended and Restated 2006 Long-Term Incentive Plan) [French Specimen] (pre-November 6, 2007 version)	Incorporated herein by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended December 30, 2006 (File No. 1-11593) [Exhibit 10.4]
10	.10(e)(i)	Specimen form of Restricted Stock Unit Award Agreement for Employees (with Related Dividend Equivalents) used to evidence grants of Restricted Stock Units made under The Scotts Miracle-Gro Company Amended and Restated 2006 Long-Term Incentive Plan (October 9, 2008 through January 19, 2010 version)	Incorporated herein by reference to the Registrant’s Annual Report on Form 10-K for the fiscal year ended September 30, 2008 (File No. 1-11593) [Exhibit 10.7(d)(i)]
10	.10(e)(ii)	Specimen form of Restricted Stock Unit Award Agreement for Employees (with Related Dividend Equivalents) used to evidence grants of Restricted Stock Units which may be made under The Scotts Miracle-Gro Company Amended and Restated 2006 Long-Term Incentive Plan (post-January 19, 2010 version)	Incorporated herein by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended January 2, 2010 (File No. 1-11593) [Exhibit 10.2]
10	.10(e)(iii)	Special Restricted Stock Unit Award Agreement for Employees (with Related Dividend Equivalents) evidencing grant of Restricted Stock Units made on October 8, 2008 to Mark R. Baker under The Scotts Miracle-Gro Company Amended and Restated 2006 Long-Term Incentive Plan	Incorporated herein by reference to the Registrant’s Annual Report on Form 10-K for the fiscal year ended September 30, 2008 (File No. 1-11593) [Exhibit 10.7(d)(ii)]
10	.10(e)(iv)	Specimen form of Restricted Stock Unit Award Agreement for Employees (with Related Dividend Equivalents) used to evidence grants of Restricted Stock Units made under The Scotts Miracle-Gro Company Amended and Restated 2006 Long-Term Incentive Plan (French Specimen) [October 8, 2008 through January 19, 2010 version]	Incorporated herein by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended December 27, 2008 (File No. 1-11593) [Exhibit 10.7]
10	.6(e)(v)	Specimen form of Restricted Stock Unit Award Agreement for Employees (with Related Dividend Equivalents) used to evidence grants of Restricted Stock Units which may be made under The Scotts Miracle-Gro Company Amended and Restated 2006 Long-Term Incentive Plan (French Specimen) [post-January 19, 2010 version]	Incorporated herein by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended January 2, 2010 (File No. 1-11593) [Exhibit 10.3]
10	.10(e)(vi)	Special Restricted Stock Unit Award Agreement (with Related Dividend Equivalents) evidencing grant of Restricted Stock Units made on November 4, 2008 to Claude Lopez under The Scotts Miracle-Gro Company Amended and Restated 2006 Long-Term Incentive Plan	Incorporated herein by reference to the Registrant’s Annual Report on Form 10-K for the fiscal year ended September 30, 2008 (File No. 1-11593) [Exhibit 10.7(d)(iii)]

Exhibit
No.		Description	Location

10	.10(f)(i)	Special Performance Share Award Agreement (with Related Dividend Equivalents) evidencing grant of Performance Shares made on October 30, 2007 to Barry W. Sanders under The Scotts Miracle-Gro Company Amended and Restated 2006 Long-Term Incentive Plan (executed by The Scotts Miracle-Gro Company on December 20, 2007 and by Barry W. Sanders on January 7, 2008)	Incorporated herein by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended December 29, 2007 (File No. 1-11593) [Exhibit 10(n)]
10	.10(f)(ii)	Special Performance Unit Award Agreement (with Related Dividend Equivalents) evidencing grant of Performance Units made on October 1, 2010 to Claude Lopez under The Scotts Miracle-Gro Company Amended and Restated 2006 Long-term Incentive Plan, as amended	Incorporated herein by reference to the Registrant’s Current Report on Form 8-K filed June 4, 2010 (File No. 1-11593) [Included in Exhibit 10.1]
10	.10(g)(i)	Specimen form of Nonqualified Stock Option Award Agreement for Employees used to evidence grants of Nonqualified Stock Options made under The Scotts Miracle-Gro Company 2006 Long-Term Incentive Plan (now known as The Scotts Miracle-Gro Company Amended and Restated 2006 Long-Term Incentive Plan) [October 30, 2007 through October 8, 2008 version]	Incorporated herein by reference to the Registrant’s Annual Report on Form 10-K for the fiscal year ended September 30, 2007 (File No. 1-11593) [Exhibit 10(t)(3)]
10	.10(g)(ii)	Specimen form of Nonqualified Stock Option Award Agreement for Employees used to evidence grants of Nonqualified Stock Options made under The Scotts Miracle-Gro Company Amended and Restated 2006 Long-Term Incentive Plan (October 9, 2008 through January 19, 2010 version)	Incorporated herein by reference to the Registrant’s Annual Report on Form 10-K for the fiscal year ended September 30, 2008 (File No. 1-11593) [Exhibit 10.7(f)(ii)]
10	.10(g)(iii)	Specimen form of Nonqualified Stock Option Award Agreement for Employees used to evidence grants of Nonqualified Stock Options which may be made under The Scotts Miracle-Gro Company Amended and Restated 2006 Long-Term Incentive Plan (post-January 19, 2010 version)	Incorporated herein by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended January 2, 2010 (File No. 1-11593) [Exhibit 10.4]
10	.10(g)(iv)	Special Nonqualified Stock Option Award Agreement for Employees evidencing grant of Nonqualified Stock Options made on October 8, 2008 to Mark R. Baker under The Scotts Miracle-Gro Company Amended and Restated 2006 Long-Term Incentive Plan	Incorporated herein by reference to the Registrant’s Annual Report on Form 10-K for the fiscal year ended September 30, 2008 (File No. 1-11593) [Exhibit 10.7(f)(iii)]
10	.10(g)(v)	Specimen form of Nonqualified Stock Option Award Agreement for Employees used to evidence grants of Nonqualified Stock Options made under The Scotts Miracle-Gro Company Amended and Restated 2006 Long-Term Incentive Plan (French Specimen) [November 6, 2007 through October 7, 2008 version]	Incorporated herein by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended March 29, 2008 (File No. 1-11593) [Exhibit 10(c)(2)]
10	.10(g)(vi)	Specimen form of Nonqualified Stock Option Award Agreement for Employees used to evidence grants of Nonqualified Stock Options which may be made under The Scotts Miracle-Gro Company Amended and Restated 2006 Long-Term Incentive Plan (French Specimen) [post-October 7, 2008 version]	Incorporated herein by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended December 27, 2008 (File No. 1-11593) [Exhibit 10.11]
10	.10(h)(i)	Form of letter agreement amending grants of Restricted Stock made under The Scotts Miracle-Gro Company 2006 Long-Term Incentive Plan (now known as The Scotts Miracle-Gro Company Amended and Restated 2006 Long-Term Incentive Plan) [effective as of October 30, 2007]	Incorporated herein by reference to the Registrant’s Annual Report on Form 10-K for the fiscal year ended September 30, 2007 (File No. 1-11593) [Exhibit 10(t)(2)]
10	.10(h)(ii)	Specimen form of Restricted Stock Award Agreement for Employees used to evidence grants of Restricted Stock made under The Scotts Miracle-Gro Company 2006 Long-Term Incentive Plan (now known as The Scotts Miracle-Gro Company Amended and Restated 2006 Long-Term Incentive Plan) [October 30, 2007 through October 8, 2008 version]	Incorporated herein by reference to the Registrant’s Annual Report on Form 10-K for the fiscal year ended September 30, 2007 (File No. 1-11593) [Exhibit 10(t)(4)]

Exhibit
No.		Description	Location

10	.10(h)(iii)	Specimen form of Restricted Stock Award Agreement for Employees used to evidence grants of Restricted Stock which may be made under The Scotts Miracle-Gro Company Amended and Restated 2006 Long-Term Incentive Plan (effective October 8, 2008)	Incorporated herein by reference to the Registrant’s Annual Report on Form 10-K for the fiscal year ended September 30, 2008 (File No. 1-11593) [Exhibit 10.7(g)(iii)]
10	.10(h)(iv)	Special Restricted Stock Award Agreement for Employees evidencing grant of Restricted Stock made on October 1, 2008 to Mark R. Baker under The Scotts Miracle-Gro Company Amended and Restated 2006 Long-Term Incentive Plan	Incorporated herein by reference to the Registrant’s Annual Report on Form 10-K for the fiscal year ended September 30, 2008 (File No. 1-11593) [Exhibit 10.7(g)(v)]
10	.10(h)(v)	Specimen form of Restricted Stock Award Agreement for Employees used to evidence grants of Restricted Stock which may be made under The Scotts Miracle-Gro Company Amended and Restated 2006 Long-Term Incentive Plan (French Specimen) [post-November 6, 2007 version]	Incorporated herein by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended March 29, 2008 (File No. 1-11593) [Exhibit 10(c)(1)]
10	.11(a)	The Scotts Miracle-Gro Company Discounted Stock Purchase Plan (As Amended and Restated as of January 26, 2006; Reflects 2-for-1 Stock Split Distributed on November 9, 2005)	Incorporated herein by reference to the Registrant’s Current Report on Form 8-K filed February 2, 2006 (File No. 1-11593) [Exhibit 10.1]
10	.11(b)	Amendment to The Scotts Miracle-Gro Company Discounted Stock Purchase Plan (effective as of November 6, 2008)	Incorporated herein by reference to the Registrant’s Annual Report on Form 10-K for the fiscal year ended September 30, 2008 (File No. 1-11593) [Exhibit 10.8(b)]
10.12		Summary of Compensation for Nonemployee Directors of The Scotts Miracle-Gro Company (effective as of January 22, 2010)	Incorporated herein by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended April 3, 2010 (File No. 1-11593) [Exhibit 10.7]
10	.13(a)	Employment Agreement, dated as of May 19, 1995, between The Scotts Company and James Hagedorn	Incorporated herein by reference to the Annual Report on Form 10-K of The Scotts Company, an Ohio corporation, for the fiscal year ended September 30, 1995 (File No. 1-11593) [Exhibit 10(p)]
10	.13(b)	Amendments to Employment Agreement by and among The Scotts Miracle-Gro Company, The Scotts Company LLC and James Hagedorn, effective as of October 1, 2008 (executed by Mr. Hagedorn on December 22, 2008 and on behalf of The Scotts Miracle-Gro Company and The Scotts Company LLC by Denise Stump on December 22, 2008 and Vincent C. Brockman on December 30, 2008)	Incorporated herein by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended December 27, 2008 (File No. 1-11593) [Exhibit 10.16]
10	.14(a)	Letter agreement, dated June 5, 2000 and accepted by Mr. Norton on June 8, 2000, between The Scotts Company and Patrick J. Norton	Incorporated herein by reference to the Annual Report on Form 10-K of The Scotts Company, an Ohio corporation, for the fiscal year ended September 30, 2000 (File No. 0-19768) [Exhibit 10(q)]

Exhibit
No.		Description	Location

10	.14(b)	Letter agreement, dated November 5, 2002, and accepted by Mr. Norton on November 22, 2002, pertaining to the terms of employment of Patrick J. Norton through December 31, 2005, and superseding certain provisions of the letter agreement, dated June 5, 2000, between The Scotts Company and Mr. Norton	Incorporated herein by reference to the Annual Report on Form 10-K of The Scotts Company, an Ohio corporation, for the fiscal year ended September 30, 2002 (File No. 0-19768) [Exhibit 10(q)]
10	.14(c)	Letter of Extension, dated October 25, 2005, between The Scotts Miracle-Gro Company and Patrick J. Norton	Incorporated herein by reference to the Registrant’s Current Report on Form 8-K filed December 14, 2005 (File No. 1-11593) [Exhibit 10.3]
10	.15(a)	Employment Agreement, effective as of October 1, 2007, between The Scotts Company LLC and Barry W. Sanders (executed by Mr. Sanders on November 16, 2007 and on behalf of The Scotts Company LLC on November 19, 2007)	Incorporated herein by reference to the Registrant’s Annual Report on Form 10-K for the fiscal year ended September 30, 2007 (File No. 1-11593) [Exhibit 10(m)]
10	.15(b)	First Amendment to Employment Agreement, effective as of January 14, 2009, by and between The Scotts Company LLC and Barry Sanders	Incorporated herein by reference to the Registrant’s Current Report on Form 8-K filed January 20, 2009 (File No. 1-11593) [Exhibit 10.2]
10	.16(a)	Employment Contract for an Unlimited Time, effective as of July 1, 2001, between The Scotts Company (now known as The Scotts Company LLC) and Claude Lopez [English Translation — Original in French]	Incorporated herein by reference to the Registrant’s Annual Report on Form 10-K for the fiscal year ended September 30, 2007 (File No. 1-11593) [Exhibit 10(n)]
10	.16(b)	Employment Agreement for Claude Lopez, executed on behalf of The Scotts Company LLC and by Claude Lopez on May 28, 2010, with an effective date of October 1, 2010	Incorporated herein by reference to the Registrant’s Current Report on Form 8-K filed June 4, 2010 (File No. 1-11593) [Exhibit 10.1]
10.17		Employment Agreement for David C. Evans, executed on behalf of The Scotts Company LLC on November 19, 2007 and by David C. Evans on December 3, 2007 and effective as of October 1, 2007	Incorporated herein by reference to the Registrant’s Current Report on Form 8-K filed December 7, 2007 (File No. 1-11593) [Exhibit 10.1]
10.18		Employment Agreement for Denise S. Stump, executed on behalf of The Scotts Company LLC on November 19, 2007 and by Denise S. Stump on December 11, 2007 and effective as of October 1, 2007	Incorporated herein by reference to the Registrant’s Current Report on Form 8-K filed December 17, 2007 (File No. 1-11593) [Exhibit 10.1]
10	.19(a)	Employment Agreement for Vincent Brockman, executed on behalf of The Scotts Miracle-Gro Company and by Vincent Brockman on May 24, 2006 and effective as of March 1, 2006 (effective until June 1, 2008)	Incorporated herein by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended December 29, 2007 (File No. 1-11593) [Exhibit 10(q)]
10	.19(b)	Employment Agreement for Vincent C. Brockman, effective as of June 1, 2008, between The Scotts Company LLC and Vincent C. Brockman (executed by Mr. Brockman on June 26, 2008 and on behalf of The Scotts Company LLC on June 27, 2008)	Incorporated herein by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended June 28, 2008 (File No. 1-11593) [Exhibit 10(d)]
10	.20(a)	Employment Agreement for Mark R. Baker, effective as of October 1, 2008, between The Scotts Company LLC and Mark R. Baker (executed by Mr. Baker on September 9, 2008 and on behalf of The Scotts Company LLC on September 10, 2008)	Incorporated herein by reference to the Registrant’s Annual Report on Form 10-K for the fiscal year ended September 30, 2008 (File No. 1-11593) [Exhibit 10.17]

Exhibit
No.		Description	Location

10	.20(b)	First Amendment to Employment Agreement of Mark R. Baker, effective as of December 10, 2009, between The Scotts Company LLC and Mark R. Baker	Incorporated herein by reference to the Registrant’s Current Report on Form 8-K filed December 16, 2009 (File No. 1-11593) [Exhibit 10.2]
10	.20(c)	Separation Agreement and Release of All Claims, effective as of November 3, 2010, by and between The Scotts Company LLC and Mark R. Baker (executed by Mr. Baker as of October 28, 2010 and on behalf of The Scotts Company LLC on November 3, 2010)	Incorporated herein by reference to the Registrant’s Current Report on Form 8-K filed November 5, 2010 (File No. 1-11593) [Exhibit 10.1]

*	Filed herewith.

(b) EXHIBITS

The exhibits listed on the “Index to Exhibits” beginning on page 123 of this Annual Report on Form 10-K are filed or furnished with this Annual Report on Form 10-K or incorporated herein by reference as noted in the “Index to Exhibits.”

(c) FINANCIAL STATEMENT SCHEDULES

The financial statement schedule filed with this Annual Report on Form 10-K is submitted in a separate section hereof. For a description of such financial statement schedules, see “Index to Consolidated Financial Statements and Financial Statement Schedules” on page 59 of this Annual Report on Form 10-K.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

THE SCOTTS MIRACLE-GRO COMPANY

By:	/s/ James Hagedorn
James Hagedorn, Chief Executive Officer and
Chairman of the Board

Dated: November 24, 2010

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Alan H. Barry* Alan H. Barry	Director	November 24, 2010

/s/ David C. Evans David C. Evans	Executive Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	November 24, 2010

/s/ Joseph P. Flannery* Joseph P. Flannery	Director	November 24, 2010

/s/ James Hagedorn James Hagedorn	Chief Executive Officer, Chairman of the Board and Director (Principal Executive Officer)	November 24, 2010

/s/ Adam Hanft* Adam Hanft	Director	November 24, 2010

/s/ Stephen L. Johnson* Stephen L. Johnson	Director	November 24, 2010

/s/ William G. Jurgensen* William G. Jurgensen	Director	November 24, 2010

/s/ Thomas N. Kelly Jr.* Thomas N. Kelly Jr.	Director	November 24, 2010

/s/ Carl F. Kohrt, Ph.D.* Carl F. Kohrt, Ph.D.	Director	November 24, 2010

/s/ Katherine Hagedorn Littlefield* Katherine Hagedorn Littlefield	Director	November 24, 2010

Signature	Title	Date

/s/ Nancy G. Mistretta* Nancy G. Mistretta	Director	November 24, 2010

/s/ Stephanie M. Shern* Stephanie M. Shern	Director	November 24, 2010

/s/ John S. Shiely* John S. Shiely	Director	November 24, 2010

*	The undersigned, by signing his name hereto, does hereby sign this Report on behalf of each of the directors of the Registrant identified above pursuant to Powers of Attorney executed by the directors identified above, which Powers of Attorney are filed with this Report as exhibits.

By:	/s/ David C. Evans
David C. Evans, Attorney-in-Fact

THE SCOTTS MIRACLE-GRO COMPANY
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

Management, with the participation of our principal executive officer and principal financial officer, assessed the effectiveness of our internal control over financial reporting as of September 30, 2010, the end of our fiscal year. Management based its assessment on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Management’s assessment included evaluation of such elements as the design and operating effectiveness of key financial reporting controls, process documentation, accounting policies and our overall control environment. This assessment is supported by testing and monitoring performed under the direction of management.

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

Based on our assessment, management has concluded that our internal control over financial reporting was effective as of September 30, 2010, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with accounting principles generally accepted in the United States of America. We reviewed the results of management’s assessment with the Audit Committee of the Board of Directors of The Scotts Miracle-Gro Company.

Our independent registered public accounting firm, Deloitte & Touche LLP, independently audited our internal control over financial reporting as of September 30, 2010 and has issued their attestation report which appears herein.

/s/ James Hagedorn James Hagedorn Chief Executive Officer and Chairman of the Board	/s/ David C. Evans David C. Evans Executive Vice President and Chief Financial Officer

Dated: November 24, 2010	Dated: November 24, 2010

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of
The Scotts Miracle-Gro Company
Marysville, Ohio

We have audited the accompanying consolidated balance sheets of The Scotts Miracle-Gro Company and subsidiaries (the “Company”) as of September 30, 2010 and 2009, and the related consolidated statements of operations, shareholders’ equity, and cash flows for each of the three years in the period ended September 30, 2010. Our audits also included the financial statement schedules listed in the Index to Consolidated Financial Statements and Financial Statement Schedules. These financial statements and financial statement schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedules based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company as of September 30, 2010 and 2009, and the results of its operations and its cash flows for each of the three years in the period ended September 30, 2010, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of September 30, 2010, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated November 24, 2010 expressed an unqualified opinion on the Company’s internal control over financial reporting.

/s/  Deloitte & Touche LLP

Columbus, Ohio
November 24, 2010

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of
The Scotts Miracle-Gro Company
Marysville, Ohio

We have audited the internal control over financial reporting of The Scotts Miracle-Gro Company and subsidiaries (the “Company”) as of September 30, 2010, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, which is included in the Annual Report of Management on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of September 30, 2010, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedules as of and for the year ended September 30, 2010 of the Company and our report dated November 24, 2010 expressed an unqualified opinion on those financial statements and financial statement schedules.

/s/  Deloitte & Touche LLP

Columbus, Ohio
November 24, 2010

The Scotts Miracle-Gro Company

Consolidated Statements of Operations
for the fiscal years ended September 30, 2010, 2009 and 2008

	2010	2009	2008
	(In millions, except per share data)

Net sales	$3,139.9	$2,980.7	$2,823.2
Cost of sales	1,989.6	1,911.4	1,883.0
Cost of sales — impairment, restructuring and other charges	—	—	1.3
Cost of sales — product registration and recall matters	3.0	11.7	27.2

Gross profit	1,147.3	1,057.6	911.7
Operating expenses:
Selling, general and administrative	746.7	742.9	657.1
Impairment, restructuring and other charges	18.5	—	109.8
Product registration and recall matters	5.7	16.8	12.7
Other (income) expense, net	(8.2)	0.3	(7.7)

Income from operations	384.6	297.6	139.8
Interest expense	46.8	56.4	82.2

Income from continuing operations before income taxes	337.8	241.2	57.6
Income tax expense from continuing operations	125.4	86.6	24.8

Income from continuing operations	212.4	154.6	32.8
Loss from discontinued operations, net of tax	(8.3)	(1.3)	(43.7)

Net income (loss)	$204.1	$153.3	$(10.9)

Basic earnings (loss) per common share:
Income from continuing operations	$3.20	$2.38	$0.51
Loss from discontinued operations	(0.12)	(0.02)	(0.68)

Net income (loss)	$3.08	$2.36	$(0.17)

Diluted earnings (loss) per common share:
Income from continuing operations	$3.14	$2.34	$0.50
Loss from discontinued operations	(0.12)	(0.02)	(0.67)

Net income (loss)	$3.02	$2.32	$(0.17)

See Notes to Consolidated Financial Statements.

The Scotts Miracle-Gro Company

Consolidated Statements of Cash Flows
for the fiscal years ended September 30, 2010, 2009 and 2008

	2010	2009	2008
	(In millions)

OPERATING ACTIVITIES
Net income (loss)	$204.1	$153.3	$(10.9)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Impairment and other charges	18.5	5.1	136.8
Share-based compensation expense	16.4	14.5	12.5
Depreciation	48.5	47.9	53.9
Amortization	10.9	12.5	16.4
Deferred taxes	37.7	(6.0)	(16.5)
Loss (gain) on sale of long-lived assets	(22.4)	(1.1)	1.0
Changes in assets and liabilities, net of acquired businesses:
Accounts receivable	(10.7)	7.1	(15.7)
Inventories	50.8	(47.4)	(17.9)
Prepaid and other current assets	(3.7)	4.7	(2.6)
Accounts payable	(31.2)	(17.3)	9.4
Other current liabilities	(24.1)	86.3	31.7
Restructuring reserves	(0.3)	(0.3)	(1.4)
Other non-current items	13.0	36.9	14.4
Other, net	(11.6)	(31.6)	(10.2)

Net cash provided by operating activities	295.9	264.6	200.9

INVESTING ACTIVITIES
Proceeds from sale of long-lived assets	24.5	1.4	1.1
Investments in property, plant and equipment	(83.4)	(72.0)	(56.1)
Investments in intellectual property	—	(3.4)	(4.1)
Investments in acquired businesses, net of cash acquired	—	(9.3)	—

Net cash used in investing activities	(58.9)	(83.3)	(59.1)

FINANCING ACTIVITIES
Borrowings under revolving and bank lines of credit and term loans	1,021.4	1,558.0	942.1
Repayments under revolving and bank lines of credit and term loans	(1,391.4)	(1,736.0)	(1,042.0)
Proceeds from issuance of 7.25% Senior Notes, net of discount	198.5	—	—
Financing and issuance fees	(5.5)	(0.1)	—
Dividends paid	(42.6)	(33.4)	(32.5)
Payments on sellers notes	(0.6)	(1.4)	(2.7)
Purchase of common shares	(25.0)	—	—
Excess tax benefits from share-based payment arrangements	6.4	4.1	2.9
Cash received from exercise of stock options	22.5	14.8	9.2

Net cash used in financing activities	(216.3)	(194.0)	(123.0)

Effect of exchange rate changes	(3.2)	(0.4)	(2.0)

Net increase (decrease) in cash and cash equivalents	17.5	(13.1)	16.8
Cash and cash equivalents, beginning of year	71.6	84.7	67.9

Cash and cash equivalents, end of year	$89.1	$71.6	$84.7

SUPPLEMENTAL CASH FLOW INFORMATION
Interest paid, net of interest capitalized	(41.6)	(55.6)	(82.0)
Income taxes paid	(84.2)	(51.2)	(36.8)

See Notes to Consolidated Financial Statements.

The Scotts Miracle-Gro Company

Consolidated Balance Sheets
September 30, 2010 and 2009

	2010	2009
	(In millions, except per
	share data)

ASSETS
Current assets:
Cash and cash equivalents	$89.1	$71.6
Accounts receivable, less allowances of $10.4 in 2010 and $11.1 in 2009	408.4	384.3
Accounts receivable pledged	—	17.0
Inventories, net	403.6	458.9
Prepaid and other assets	136.5	159.1

Total current assets	1,037.6	1,090.9
Property, plant and equipment, net	394.8	369.7
Goodwill	372.8	375.2
Intangible assets, net	330.2	364.2
Other assets	28.6	20.1

Total assets	$2,164.0	$2,220.1

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current portion of debt	$195.0	$160.4
Accounts payable	153.1	190.0
Other current liabilities	375.8	406.4

Total current liabilities	723.9	756.8
Long-term debt	436.7	649.7
Other liabilities	238.9	229.1

Total liabilities	1,399.5	1,635.6

Commitments and contingencies (Notes 3, 17, 18 and 19)
Shareholders’ equity:
Common shares and capital in excess of $.01 stated value per share; shares issued and outstanding of 66.8 in 2010 and 66.2 in 2009	434.0	451.5
Retained earnings	499.6	337.5
Treasury shares, at cost; 1.8 million shares in 2010 and 2.4 million shares in 2009	(92.0)	(131.7)
Accumulated other comprehensive loss	(77.1)	(72.8)

Total shareholders’ equity	764.5	584.5

Total liabilities and shareholders’ equity	$2,164.0	$2,220.1

See Notes to Consolidated Financial Statements.

The Scotts Miracle-Gro Company

Consolidated Statements of Shareholders’ Equity
for the fiscal years ended September 30, 2010, 2009 and 2008

							Accumulated
			Capital in				Other
	Common Stock		Excess of	Retained	Treasury Stock		Comprehensive
	Shares	Amount	Stated Value	Earnings	Shares	Amount	Income/(loss)	Total
	(In millions)

Balance, September 30, 2007	68.1	$0.3	$480.0	$260.5	4.0	$(219.5)	$(42.0)	$479.3
Net loss				(10.9)				(10.9)
Foreign currency translation							8.5	8.5
Loss on derivatives, net of tax							(13.5)	(13.5)
Pension and other postretirement liabilities, net of tax							(20.1)	(20.1)

Comprehensive loss								(36.0)
Adjustment to initially apply FASB ASC 740				(0.4)				(0.4)
Share-based compensation			12.5					12.5
Dividends declared ($0.50 per share)				(32.5)				(32.5)
Treasury stock issuances			(20.4)		(0.6)	34.2		13.8

Balance, September 30, 2008	68.1	0.3	472.1	216.7	3.4	(185.3)	(67.1)	436.7
Net income				153.3				153.3
Foreign currency translation							9.6	9.6
Loss on derivatives, net of tax							(3.2)	(3.2)
Pension and other postretirement liabilities, net of tax							(12.1)	(12.1)

Comprehensive income								147.6
Share-based compensation			14.5					14.5
Dividends declared ($0.50 per share)				(32.5)				(32.5)
Treasury stock issuances			(33.5)		(1.0)	53.6		20.1
Other			(1.9)					(1.9)

Balance, September 30, 2009	68.1	0.3	451.2	337.5	2.4	(131.7)	(72.8)	584.5
Net income				204.1				204.1
Foreign currency translation							1.0	1.0
Loss on derivatives, net of tax							4.6	4.6
Pension and other postretirement liabilities, net of tax							(9.9)	(9.9)

Comprehensive income								199.8
Share-based compensation			16.4					16.4
Dividends declared ($0.625 per share)				(42.0)				(42.0)
Treasury stock purchases					0.5	(25.0)		(25.0)
Treasury stock issuances			(34.6)		(1.1)	64.7		30.1
Other			0.7					0.7

Balance, September 30, 2010	68.1	0.3	433.7	499.6	1.8	(92.0)	(77.1)	764.5

See Notes to Consolidated Financial Statements.

The Scotts Miracle-Gro Company

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations

The Scotts Miracle-Gro Company (“Scotts Miracle-Gro”) and its subsidiaries (collectively, together with Scotts Miracle-Gro, the “Company”) are engaged in the manufacturing, marketing and sale of consumer branded products for lawn and garden care and professional horticulture products. The Company’s primary customers include home centers, mass merchandisers, warehouse clubs, large hardware chains, independent hardware stores, nurseries, garden centers, food and drug stores, commercial nurseries and greenhouses and specialty crop growers. The Company’s products are sold primarily in North America and the European Union. The Company also operates the Scotts LawnService® business, which provides residential and commercial lawn care, tree and shrub care and limited pest control services in the United States.

After its acquisition in fiscal 2005, the Company operated Smith & Hawken®1, an outdoor living and garden lifestyle category brand. As discussed in “NOTE 2. DISCONTINUED OPERATIONS,” on July 8, 2009, Scotts Miracle-Gro announced its intention to close the Smith & Hawken business by the end of calendar 2009. During the Company’s first quarter of fiscal 2010, all Smith & Hawken stores were closed and substantially all operational activities of Smith & Hawken were discontinued.

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

Revenue Recognition

Revenue is recognized when title and risk of loss transfer, which generally occurs when products or services are received by the customer. Provisions for estimated returns and allowances are recorded at the time revenue is recognized based on historical rates and are periodically adjusted for known changes in return levels. Outbound shipping and handling costs are included in cost of sales.

1 Smith & Hawken® is a registered trademark of Target Brands, Inc. The Company sold the Smith & Hawken brand and certain intellectual property rights related thereto to Target Brands, Inc. on December 30, 2009, and subsequently changed the name of the subsidiary entity formerly known as Smith & Hawken, Ltd. to Teak 2, Ltd. References in this Annual Report on Form 10-K to Smith & Hawken refer to Scotts Miracle-Gro’s subsidiary entity, not the brand itself.

The Scotts Miracle-Gro Company

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Under the terms of the Amended and Restated Exclusive Agency and Marketing Agreement (the “Marketing Agreement”) between the Company and Monsanto Company (“Monsanto”), the Company, in its role as exclusive agent, performs certain functions, primarily manufacturing conversion, distribution and logistics, and selling and marketing support on behalf of Monsanto in the conduct of the consumer Roundup®2 business. The actual costs incurred by the Company on behalf of the consumer Roundup® business are recovered from Monsanto through the terms of the Marketing Agreement. The reimbursement of costs for which the Company is considered the primary obligor is included in net sales.

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

Scotts LawnService® promotes its service offerings primarily through direct mail campaigns. External costs associated with these campaigns that qualify as direct response advertising costs are deferred and recognized as advertising expense in proportion to revenues over a period not beyond the end of the subsequent calendar year. Costs that do not qualify as direct response advertising costs are expensed within the fiscal year incurred on a monthly basis in proportion to net sales. The costs deferred at September 30, 2010 and 2009 were $1.5 million and $2.1 million, respectively.

Advertising expenses were $142.4 million in fiscal 2010, $127.2 million in fiscal 2009 and $127.7 million in fiscal 2008.

Research and Development

All costs associated with research and development are charged to expense as incurred. Expenses for fiscal 2010, fiscal 2009 and fiscal 2008 were $51.6 million, $56.3 million and $44.7 million, respectively, including product registration costs of $12.9 million, $15.6 million and $9.8 million, respectively.

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

2 Roundup® is a registered trademark of Monsanto Technology LLC, a company affiliated with Monsanto.

The Scotts Miracle-Gro Company

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Share-Based Compensation Awards

The fair value of awards is expensed ratably over the vesting period, generally three years, except in cases where employees are eligible for accelerated vesting based on having satisfied retirement requirements relating to age and years of service. The Company uses a binomial model to determine the fair value of its option grants.

Earnings per Common Share

Basic earnings per common share is computed based on the weighted-average number of common shares outstanding each period. Diluted earnings per common share is computed based on the weighted-average number of common shares and dilutive potential common shares (dilutive stock options, stock appreciation rights, performance shares, restricted stock and restricted stock unit awards) outstanding each period.

Cash and Cash Equivalents

The Company considers all highly liquid financial instruments with original maturities of three months or less to be cash equivalents. The Company maintains cash deposits in banks which from time to time exceed the amount of deposit insurance available. Management periodically assesses the financial condition of the Company’s banks and believes that the risk of any potential credit loss is minimal.

Accounts Receivable and Allowances

Trade accounts receivable are recorded at the invoiced amount and do not bear interest. Allowances reflect the Company’s best estimate of amounts in its existing accounts receivable that may not be collected due to customer claims, or customer inability or unwillingness to pay. The allowance is determined based on the Company’s risk assessment of its customers and historical experience. Past due balances over 90 days and in excess of a specified amount are reviewed individually for collectability. All other balances are reviewed on a pooled basis by type of receivable. Account balances are charged off against the allowance when the Company believes it is probable the receivable will not be recovered.

Inventories

Inventories are stated at the lower of cost or market, principally determined by the FIFO method of accounting, using an average costing approach. Inventories include the cost of raw materials, labor, manufacturing overhead and freight and in-bound handling costs incurred to pre-position goods in the Company’s warehouse network. The Company makes provisions for obsolete or slow-moving inventories as necessary to properly reflect inventory at the lower of cost or market value. Reserves for excess and obsolete inventories were $21.1 million and $33.0 million at September 30, 2010 and 2009, respectively.

Long-lived Assets

Property, plant and equipment are stated at cost. Interest capitalized on capital projects amounted to $0.8 million, $0.4 million and $0.3 million during fiscal 2010, fiscal 2009 and fiscal 2008, respectively. Expenditures for maintenance and repairs are charged to expense as incurred. When properties are retired or otherwise disposed of, the cost of the asset and the related accumulated depreciation are removed from the accounts with the resulting gain or loss being reflected in income from operations.

The Scotts Miracle-Gro Company

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

The Company had noncash investing activities of $11.4 million, representing unpaid liabilities incurred during fiscal 2010 to acquire property, plant and equipment.

Internal Use Software

The costs of internal use software are expensed or capitalized depending on whether they are incurred in the preliminary project stage, application development stage or the post-implementation/operation stage. As of September 30, 2010 and 2009, the Company had $32.5 million and $23.4 million, respectively, in unamortized capitalized internal use computer software costs. Amortization of these costs was $8.2 million, $8.2 million and $7.2 million during fiscal 2010, fiscal 2009 and fiscal 2008, respectively.

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

Accruals for Self-Insured Losses

The Company maintains insurance for certain risks, including workers’ compensation, general liability and vehicle liability, and is self-insured for employee-related health care benefits up to a specified level for individual claims. The Company accrues for the expected costs associated with these risks by considering historical claims experience, demographic factors, severity factors and other relevant information. Costs are recognized in the period the claim is incurred, and the financial statement accruals include an actuarially determined estimate of claims incurred but not yet reported.

Income Taxes

The Company uses the asset and liability method to account for income taxes. Deferred tax assets and liabilities are recognized for the anticipated future tax consequences attributable to differences between financial statement amounts and their respective tax bases. Management reviews the Company’s deferred tax assets to

The Scotts Miracle-Gro Company

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

determine whether their value can be realized based upon available evidence. A valuation allowance is established when management believes that it is more likely than not that some portion of its deferred tax assets will not be realized. Changes in valuation allowances from period to period are included in the Company’s tax provision in the period of change.

The Company establishes a liability for tax return positions in which there is uncertainty as to whether or not the position will ultimately be sustained. Amounts for uncertain tax positions are adjusted in quarters when new information becomes available or when positions are effectively settled. The Company recognizes interest expense and penalties related to these unrecognized tax benefits within income tax expense.

U.S. income tax expense and foreign withholding taxes are provided on unremitted foreign earnings that are not indefinitely reinvested at the time the earnings are generated. Where foreign earnings are indefinitely reinvested, no provision for U.S. income or foreign withholding taxes is made. When circumstances change and the Company determines that some or all of the undistributed earnings will be remitted in the foreseeable future, the Company accrues an expense in the current period for U.S. income taxes and foreign withholding taxes attributable to the anticipated remittance.

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

Variable Interest Entities

GAAP provides a framework for identifying variable interest entities (“VIEs”) and determining when a company should include the assets, liabilities, noncontrolling interests and results of operations of a VIE in its consolidated financial statements. In general, a VIE is a corporation, partnership, limited liability company, trust or any other legal structure used to conduct activities or hold assets that either: (1) has an insufficient amount of equity to carry out its principal activities without additional subordinated financial support, (2) has a group of equity owners that are unable to make significant decisions about its activities or (3) has a group of equity owners that do not have the obligation to absorb losses or the right to receive returns generated by its operations.

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

The Scotts Miracle-Gro Company

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

primary beneficiary generally must initially record all of the VIE’s assets, liabilities and noncontrolling interests at fair value and subsequently account for the VIE as if it were consolidated based on majority voting interest. GAAP also requires disclosures about VIEs that the variable interest holder is not required to consolidate but in which it has a significant variable interest.

The Company’s Scotts LawnService® business sells new franchise territories, primarily in small to mid-size markets, under arrangements where a portion of the franchise fee is paid in cash with the balance due under a promissory note. The Company believes that it may be the primary beneficiary for certain of its franchisees initially, but ceases to be the primary beneficiary as the franchisees develop their businesses and the promissory notes are repaid. At both September 30, 2010 and 2009, the Company had approximately $2.4 million in notes receivable from such franchisees. The effect of consolidating the entities where the Company may be the primary beneficiary for a limited period of time is not material to the consolidated financial statements.

RECENT ACCOUNTING PRONOUNCEMENTS

Business Combinations

In December 2007, the Financial Accounting Standards Board (the “FASB”) issued new accounting guidance on business combinations and noncontrolling interests in consolidated financial statements. The objective is to improve the relevance, representational faithfulness and comparability of the information that a reporting entity provides in its financial reports about a business combination and its effects. The guidance applies to all transactions or other events in which an entity (the “acquirer”) obtains control of one or more businesses (the “acquiree”), including those sometimes referred to as “true mergers” or “mergers of equals” and combinations achieved without the transfer of consideration. The guidance, among other things, requires companies to provide disclosures relating to the gross amount of goodwill and accumulated goodwill impairment losses. In April 2009, the FASB issued additional guidance which addresses application issues arising from contingencies in a business combination. The Company adopted the new guidance beginning October 1, 2009. The Company had no acquisition activity for fiscal 2010, and the adoption of the new guidance did not impact the Company’s financial statements. Refer to “NOTE 5. GOODWILL AND INTANGIBLE ASSETS, NET” for applicable disclosures regarding the gross amount of goodwill and accumulated goodwill impairment losses.

Employers’ Disclosures about Postretirement Benefit Plan Assets

In December 2008, the FASB issued new accounting guidance on employers’ disclosures about assets of a defined benefit pension or other postretirement plan. It requires employers to disclose information about fair value measurements of plan assets. The objectives of the disclosures are to provide an understanding of: (a) how investment allocation decisions are made, including the factors that are pertinent to an understanding of investment policies and strategies; (b) the major categories of plan assets; (c) the inputs and valuation techniques used to measure the fair value of plan assets; (d) the effect of fair value measurements using significant unobservable inputs on changes in plan assets for the period; and (e) significant concentrations of risk within plan assets. The Company adopted this new guidance at September 30, 2010, the fair value measurement date of its defined benefit pension and retiree medical plans. Refer to “NOTE 9. RETIREMENT PLANS” for the applicable disclosures.

Variable Interest Entities

In June 2009, the FASB issued new accounting guidance requiring an enterprise to perform an analysis to determine whether the enterprise’s variable interest or interests give it a controlling financial interest in a variable interest entity. The new guidance also requires enhanced disclosures that will provide users of financial statements with more transparent information about an enterprise’s involvement in a variable interest entity. The provisions are effective for the Company’s financial statements for the fiscal year that began October 1, 2010. The Company is in the process of evaluating the impact that the guidance may have on its financial statements and related disclosures.

The Scotts Miracle-Gro Company

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Revenue Recognition — Multiple-Element Arrangements

In October 2009, the FASB issued new accounting guidance addressing the accounting for multiple-deliverable arrangements to enable entities to account for products or services (deliverables) separately rather than as a combined unit. The provisions establish the accounting and reporting guidance for arrangements under which the entity will perform multiple revenue-generating activities. Specifically, this guidance addresses how to separate deliverables and how to measure and allocate arrangement consideration to one or more units of accounting. The provisions are effective for the Company’s financial statements for the fiscal year that began October 1, 2010. The Company is in the process of evaluating the impact that the guidance may have on its financial statements and related disclosures.

NOTE 2.	DISCONTINUED OPERATIONS

On July 8, 2009, Scotts Miracle-Gro announced that its wholly-owned subsidiary, Smith & Hawken, Ltd., had adopted a plan to close the Smith & Hawken business. During the Company’s first quarter of fiscal 2010, all Smith & Hawken stores were closed and substantially all operational activities of Smith & Hawken were discontinued. As a result, effective in its first quarter of fiscal 2010, the Company classified Smith & Hawken as discontinued operations. Accordingly, the Company has reclassified its results of operations for fiscal 2009 and fiscal 2008 to reflect Smith & Hawken as discontinued operations separate from the Company’s results of continuing operations.

In fiscal 2010, the Company incurred $18.3 million of charges related to the liquidation of the Smith & Hawken business primarily associated with the termination of retail site lease obligations, third-party agency fees and severance and benefit commitments. These charges, primarily recorded in the Company’s first quarter of fiscal 2010, were partially offset by a gain of approximately $18 million from the sale of the Smith & Hawken intellectual property on December 30, 2009.

The Company recorded Smith & Hawken-related impairment, restructuring and other charges of $14.7 million and $25.7 million in fiscal 2009 and fiscal 2008, respectively. Other charges in fiscal 2009 related to the Smith & Hawken closure process. Impairment, restructuring and other charges in fiscal 2008 for Smith & Hawken included $15.4 million for property, plant and equipment and $10.3 million for intangible assets.

The fiscal 2009 income tax expense for discontinued operations included the reduction of $18.4 million of valuation allowances recorded in prior years to fully reserve deferred tax assets that originated from impairment charges recorded for the Smith & Hawken business in fiscal 2007 and fiscal 2008. In fiscal 2008, when the Company was attempting to sell Smith & Hawken, the Company concluded that it would not receive any future tax benefit from these deferred tax assets as a stock sale would have resulted in a non-deductible capital loss. Given the Company’s fourth quarter fiscal 2009 decision to close the Smith & Hawken business, the Company concluded that the character of the losses generated would change from capital to ordinary and as an outcome, would be deductible for tax purposes.

The Scotts Miracle-Gro Company

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table summarizes results of Smith & Hawken classified as discontinued operations in the Company’s Consolidated Statements of Operations for fiscal 2010, fiscal 2009 and fiscal 2008 (in millions):

	2010	2009	2008

Net sales	$14.7	$160.8	$158.6
Operating costs	23.4	179.1	177.4
Impairment, restructuring and other charges	18.3	14.7	25.7
Other income, net	(20.0)	(2.5)	(2.7)

Loss from discontinued operations before income taxes	(7.0)	(30.5)	(41.8)
Income tax expense (benefit) from discontinued operations	1.3	(29.2)	1.9

Loss from discontinued operations	$(8.3)	$(1.3)	$(43.7)

The major classes of assets and liabilities of Smith & Hawken were as follows (in millions):

	September 30,
	2010	2009

Inventory	$—	$11.5
Other current assets	1.3	3.3
Property, plant and equipment, net	—	1.9

Assets of discontinued operations	$1.3	$16.7

Accounts payable	$—	$6.2
Other current liabilities	0.9	13.2
Other liabilities	—	2.2

Liabilities of discontinued operations	$0.9	$21.6

NOTE 3.	PRODUCT REGISTRATION AND RECALL MATTERS

In April 2008, the Company became aware that a former associate apparently deliberately circumvented the Company’s policies and U.S. Environmental Protection Agency (“U.S. EPA”) regulations under the Federal Insecticide, Fungicide, and Rodenticide Act of 1947, as amended (“FIFRA”), by failing to obtain valid registrations for certain products and/or causing certain invalid product registration forms to be submitted to regulators. Since that time, the Company has been cooperating with both the U.S. EPA and the U.S. Department of Justice (the “U.S. DOJ”) in related civil and criminal investigations into the pesticide product registration issues as well as a state civil investigation into related allegations arising under state pesticide registration laws and regulations.

In late April of 2008, in connection with the U.S. EPA’s investigation, the Company conducted a consumer-level recall of certain consumer lawn and garden products and a Scotts LawnService® product. Subsequently, the Company and the U.S. EPA agreed upon a Compliance Review Plan for conducting a comprehensive, independent review of the Company’s product registration records. Pursuant to the Compliance Review Plan, an independent third-party firm, Quality Associates Incorporated (“QAI”), reviewed substantially all of the Company’s U.S. pesticide product registrations and associated advertisements, some of which were historical in nature and no longer related to sales of the Company’s products. The U.S. EPA investigation and the QAI review process resulted in the temporary suspension of sales and shipments of certain products. In addition, as the QAI review process or the Company’s internal review identified potential FIFRA registration issues (some of which appear unrelated to the actions of the former associate), the Company endeavored to stop selling or distributing the affected products until the issues could be resolved. QAI’s review of the Company’s U.S. pesticide product registrations and associated advertisements is now substantially complete. The results of the QAI review process did not materially affect the

The Scotts Miracle-Gro Company

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Company’s fiscal 2009 and fiscal 2010 sales, and are not expected to materially affect the Company’s fiscal 2011 sales.

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

In June of 2008, the California Department of Pesticide Regulation (“CDPR”) issued a request for information to the Company relating to products that had been the subject of the April 2008 recall. The Company cooperated with that inquiry and reached agreement with CDPR that CDPR would place its investigation on hold pending the completion of the Company’s internal audit. In furtherance of that agreement, in May of 2010, the Company and CDPR executed a tolling agreement that extends CDPR’s rights through April 2012. In July of 2010, CDPR notified the Company that CDPR planned to proceed with its investigation independent of the U.S. EPA and U.S. DOJ. The Company is continuing to cooperate with CDPR’s investigation.

As a result of these registration and recall matters, the Company has reversed sales associated with estimated returns of affected products, recorded charges for affected inventory and recorded other registration and recall-related costs. The effects of these adjustments were pre-tax charges of $8.7 million, $28.6 million and $51.1 million for the years ended September 30, 2010, 2009 and 2008, respectively. The Company expects to incur an additional $8-$10 million in fiscal 2011 on recall and registration matters, excluding possible fines, penalties, judgments and/or litigation costs. The Company expects that these charges will include costs associated with the rework of certain finished goods inventories, the potential disposal of certain products and ongoing third-party professional services related to the U.S. EPA, U.S. DOJ and state investigations.

The U.S. EPA, U.S. DOJ and CDPR investigations continue and may result in future state, federal or private rights of action including fines and/or penalties with respect to known or potential additional product registration issues. Until the U.S. EPA, U.S. DOJ and related state investigations are complete, the Company cannot reasonably determine the scope or magnitude of possible liabilities that could result from known or potential product registration issues, and no reserves for these potential liabilities have been established as of September 30, 2010. However, it is possible that such liabilities, including fines, penalties, judgments and/or litigation costs could be material and have an adverse effect on the Company’s financial condition, results of operations or cash flows.

The Scotts Miracle-Gro Company

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following tables summarize the impact of the product registration and recall matters on the results of operations during fiscal 2010, fiscal 2009 and fiscal 2008 and on accrued liabilities and inventory reserves as of September 30, 2010 and 2009 (in millions):

	Year Ended
	September 30,
	2010	2009	2008

Net sales — product recalls	$—	$(0.3)	$(22.3)
Cost of sales — product recalls	—	(0.2)	(11.1)
Cost of sales — other charges	3.0	11.7	27.2

Gross profit	(3.0)	(11.8)	(38.4)
SG&A	5.7	16.8	12.7

Loss from operations	(8.7)	(28.6)	(51.1)
Income tax benefit	(3.1)	(10.3)	(17.9)

Net loss	$(5.6)	$(18.3)	$(33.2)

		Additional
	Reserves at	Costs and		Reserves at
	September 30,	Changes in	Reserves	September 30,
	2009	Estimates	Used	2010

Inventory reserves	$4.1	$1.0	$(2.1)	$3.0
Other incremental costs of sales	4.2	2.0	(5.7)	0.5
Other general and administrative costs	1.4	5.7	(6.6)	0.5

Accrued liabilities and inventory reserves	$9.7	$8.7	$(14.4)	$4.0

NOTE 4.	IMPAIRMENT, RESTRUCTURING AND OTHER CHARGES

The Company recorded intangible asset impairment charges of $18.5 million in fiscal 2010. The Company recorded net restructuring and other charges of $1.0 million and property, plant and equipment charges of $0.3 million in fiscal 2008 related to the Company’s turfgrass biotechnology program. Goodwill and intangible asset impairment charges of $109.8 million were also recorded in fiscal 2008. The nature of the impairment charges are discussed further in “NOTE 5. GOODWILL AND INTANGIBLE ASSETS, NET.”

The following table details impairment, restructuring and other charges and rolls forward the cash portion of the restructuring and other charges accrued in fiscal 2010, fiscal 2009 and fiscal 2008 (in millions):

	2010	2009	2008

Restructuring and other charges	$—	$—	$1.0
Property, plant and equipment impairment	—	—	0.3
Goodwill and intangible asset impairments	18.5	—	109.8

Total impairment, restructuring and other charges	$18.5	$—	$111.1

The Scotts Miracle-Gro Company

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	2010	2009	2008

Amounts reserved for restructuring and other charges at beginning of year	$14.6	$1.1	$2.5
Restructuring and other expense from continuing operations	—	—	1.0
Restructuring and other expense from discontinued operations (see “NOTE 2. DISCONTINUED OPERATIONS”)	18.3	14.7	—
Payments and other	(32.4)	(1.2)	(2.4)

Amounts reserved for restructuring and other charges at end of year	$0.5	$14.6	$1.1

NOTE 5.	GOODWILL AND INTANGIBLE ASSETS, NET

Goodwill and indefinite-lived intangible assets are not subject to amortization. Goodwill and indefinite-lived intangible assets are reviewed for impairment by applying a fair-value based test on an annual basis or more frequently if circumstances indicate impairment may have occurred. The Company assesses goodwill for impairment by comparing the carrying value of its reporting units to their respective fair values and reviewing the Company’s market value of invested capital. Management engages an independent valuation firm to assist in its impairment assessment reviews. The Company determines the fair value of its reporting units utilizing discounted cash flows and incorporates assumptions it believes marketplace participants would utilize. The Company also uses comparative market multiples and other factors to corroborate the discounted cash flow results used. As permitted by GAAP, if certain criteria are met, the Company carries forward the fair value of a reporting unit from the previous year. The value of all indefinite-lived tradenames was determined using a royalty savings methodology similar to that employed when the associated businesses were acquired but using updated estimates of sales, cash flow and profitability.

Fiscal 2010

The Company’s fiscal 2010 impairment review resulted in a non-cash charge of $18.5 million related to certain brands and sub-brands in its Global Consumer segment that have been discontinued or de-emphasized, consistent with the Company’s business strategy to increasingly concentrate its advertising and promotional spending on fewer, more significant brands to more efficiently drive growth.

Fiscal 2009

The Company completed its impairment analysis as of June 28, 2009 and determined that no charge for impairment was required.

Fiscal 2008

The Company’s fiscal 2008 impairment review resulted in a non-cash charge of $111.1 million to reflect the decline in the fair value of certain goodwill and other assets as evidenced by the decline in the price of the Company’s common shares as of the measurement date. In total, the fiscal 2008 impairment charges were comprised of $80.8 million for goodwill, $11.3 million related to indefinite-lived tradenames and $19.0 million for long-lived assets. Of the $19.0 million impairment charge recorded for long-lived assets, $1.3 million was recorded in cost of sales. On a reportable segment basis, $64.5 million of the impairment was in Global Consumer, $38.4 million was in Global Professional, with the remaining $8.2 million in Corporate.

The Scotts Miracle-Gro Company

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table presents intangible assets as of September 30, 2010 and 2009 (dollars in millions).

	September 30, 2010			September 30, 2009
	Gross		Net	Gross		Net
	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
	Amount	Amortization	Amount	Amount	Amortization	Amount

Amortizable intangible assets:
Technology	$53.2	$(40.5)	$12.7	$53.6	$(40.3)	$13.3
Customer accounts	78.0	(43.7)	34.3	85.0	(44.6)	40.4
Tradenames	35.0	(11.3)	23.7	11.3	(10.2)	1.1
Other	104.8	(78.8)	26.0	105.1	(75.1)	30.0

Total amortizable intangible assets, net			96.7			84.8
Unamortizable intangible assets:
Tradenames			233.5			279.4

Total intangible assets, net			$330.2			$364.2

The total amortization expense for the years ended September 30, 2010, 2009 and 2008 was $10.9 million, $12.5 million and $16.4 million, respectively. Amortization expense is estimated to be as follows for the years ending September 30 (in millions):

2011	$10.7
2012	9.9
2013	9.6
2014	9.5
2015	7.3

The following table displays a rollforward of the carrying amount of goodwill by reportable segment (in millions):

	Global	Global	Scotts
	Consumer	Professional	LawnService®	Corporate	Total

Balance as of September 30, 2008
Goodwill	$277.6	$61.1	$123.8	$24.6	$487.1
Accumulated impairment losses	(62.5)	(22.3)	—	(24.6)	(109.4)

	215.1	38.8	123.8	—	377.7
Other, primarily foreign currency translation	(3.4)	1.0	(0.1)	—	(2.5)

Balance as of September 30, 2009
Goodwill	$274.2	$62.1	$123.7	$24.6	$484.6
Accumulated impairment losses	(62.5)	(22.3)	—	(24.6)	(109.4)

	211.7	39.8	123.7	—	375.2
Reclassifications	(29.2)	29.2	—	—	—
Other, primarily foreign currency translation	(0.4)	(2.0)	—	—	(2.4)

Balance as of September 30, 2010
Goodwill	$244.6	$89.3	$123.7	$24.6	$482.2
Accumulated impairment losses	(62.5)	(22.3)	—	(24.6)	(109.4)

	$182.1	$67.0	$123.7	$—	$372.8

The Scotts Miracle-Gro Company

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 6.	DETAIL OF CERTAIN FINANCIAL STATEMENT ACCOUNTS

	September 30,
	2010	2009
	(In millions)

INVENTORIES, NET:
Finished goods	$215.8	$239.1
Work-in-progress	29.8	41.5
Raw materials	158.0	178.3

	$403.6	$458.9

PREPAID AND OTHER ASSETS:
Deferred tax asset	$78.6	$103.8
Accounts receivable, non-trade	15.3	15.3
Other	42.6	40.0

	$136.5	$159.1

PROPERTY, PLANT AND EQUIPMENT, NET:
Land and improvements	$66.6	$61.5
Buildings	190.8	173.3
Machinery and equipment	439.7	449.6
Furniture and fixtures	39.4	36.3
Software	109.4	98.9
Aircraft	8.4	8.4
Construction in progress	36.4	34.0

	890.7	862.0
Less: accumulated depreciation	(495.9)	(492.3)

	$394.8	$369.7

OTHER CURRENT LIABILITIES:
Payroll and other compensation accruals	$97.3	$120.8
Advertising and promotional accruals	152.3	158.4
Other	126.2	127.2

	$375.8	$406.4

OTHER NON-CURRENT LIABILITIES:
Accrued pension and postretirement liabilities	$139.0	$128.4
Deferred tax liability	63.0	49.6
Other	36.9	51.1

	$238.9	$229.1

The Scotts Miracle-Gro Company

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	September 30,
	2010	2009	2008
	(In millions)

ACCUMULATED OTHER COMPREHENSIVE LOSS:
Unrecognized loss on derivatives, net of tax of $7.9, $10.7 and $8.9	$(12.7)	$(17.3)	$(14.1)
Pension and other postretirement liabilities, net of tax of $40.4, $35.3 and $29.2	(69.1)	(59.2)	(47.1)
Foreign currency translation adjustment	4.7	3.7	(5.9)

	$(77.1)	$(72.8)	$(67.1)

NOTE 7.	MARKETING AGREEMENT

The Company is Monsanto’s exclusive agent for the marketing and distribution of consumer Roundup® herbicide products (with additional rights to new products containing glyphosate or other similar non-selective herbicides) in the consumer lawn and garden market within the United States and other specified countries, including Australia, Austria, Belgium, Canada, France, Germany, the Netherlands and the United Kingdom. Under the terms of the Marketing Agreement, the Company is entitled to receive an annual commission from Monsanto as consideration for the performance of the Company’s duties as agent. The annual gross commission under the Marketing Agreement is calculated as a percentage of the actual earnings before interest and income taxes (EBIT) of the consumer Roundup® business in the markets covered by the Marketing Agreement and is based on the achievement of two earnings thresholds, as defined in the Marketing Agreement. The Marketing Agreement also requires the Company to make annual payments to Monsanto as a contribution against the overall expenses of the consumer Roundup® business. The annual contribution payment is defined in the Marketing Agreement as $20 million.

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

Under the terms of the Marketing Agreement, the Company performs certain functions, primarily manufacturing conversion, distribution and logistics, and selling and marketing support, on behalf of Monsanto in the conduct of the consumer Roundup® business. The actual costs incurred for these activities are charged to and reimbursed by Monsanto. The Company records costs incurred under the Marketing Agreement for which the Company is the primary obligor on a gross basis, recognizing such costs in “Cost of sales” and the reimbursement of these costs in “Net sales,” with no effect on gross profit or net income. The related net sales and cost of sales were $65.0 million, $67.8 million and $58.0 million for fiscal 2010, fiscal 2009 and fiscal 2008, respectively.

The gross commission earned under the Marketing Agreement, the contribution payments to Monsanto and the amortization of the initial marketing fee paid to Monsanto are included in the calculation of net sales in the Company’s Consolidated Statements of Operations. For fiscal 2010, fiscal 2009 and fiscal 2008, the net amount earned under the Marketing Agreement was $70.0 million, $51.4 million and $44.3 million, respectively. The

The Scotts Miracle-Gro Company

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

elements of the net commission earned under the Marketing Agreement and included in “Net sales” for each of the three years in the period ended September 30, 2010 were as follows (in millions):

	2010	2009	2008

Gross commission	$90.8	$72.2	$65.1
Contribution expenses	(20.0)	(20.0)	(20.0)
Amortization of marketing fee	(0.8)	(0.8)	(0.8)

Net commission income	70.0	51.4	44.3
Reimbursements associated with Marketing Agreement	65.0	67.8	58.0

Total net sales associated with Marketing Agreement	$135.0	$119.2	$102.3

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

Monsanto has agreed to provide the Company with notice of any proposed sale of the consumer Roundup® business, allow the Company to participate in the sale process and negotiate in good faith with the Company with respect to any such proposed sale. In the event the Company acquires the consumer Roundup® business in such a sale, the Company would receive as a credit against the purchase price the amount of the termination fee that would have been paid to the Company if Monsanto had exercised its right to terminate the Marketing Agreement in connection with a sale to another party. If Monsanto decides to sell the consumer Roundup® business to another party, the Company must let Monsanto know whether the Company intends to terminate the Marketing Agreement and forfeit any right to a termination fee or whether it will agree to continue to perform under the Marketing Agreement on behalf of the purchaser.

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

The Scotts Miracle-Gro Company

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 9.	RETIREMENT PLANS

The Company sponsors a defined contribution 401(k) plan for substantially all U.S. associates. The Company provides a base contribution equal to 2% of compensation up to 50% of the Social Security taxable wage base plus 4% of remaining compensation. Associates also may make pretax contributions from compensation that are matched by the Company at 100% of the associates’ initial 3% contribution and 50% of their remaining contribution up to 5%. The Company recorded charges of $14.5 million, $15.3 million and $11.4 million under the plan in fiscal 2010, fiscal 2009 and fiscal 2008, respectively. Beginning January 1, 2011, the Company will no longer provide base contributions and will match 150% of the associates’ initial 4% contribution and 50% of their remaining contribution up to 6%.

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

On July 1, 2010, the Company froze its two U.K. defined benefit pension plans and transferred participants to an amended defined contribution plan. Under the frozen plans, participants are no longer credited for future service; however, future salary increases will continue to be factored into each participant’s final pension benefit. As a result of the freeze, the Company measured the unfunded status of the U.K. defined benefit pension plans as of July 3, 2010. The results of the freeze and remeasurement did not affect the Company’s results of operations or cash flows, and did not significantly affect the Company’s financial position.

The Scotts Miracle-Gro Company

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following tables present information about benefit obligations, plan assets, annual expense, assumptions and other information about the Company’s defined benefit pension plans (in millions). The defined benefit plans are valued using a September 30 measurement date.

			International
	U.S. Defined		Defined
	Benefit Plans		Benefit Plans
	2010	2009	2010	2009

Change in projected benefit obligation
Benefit obligation at beginning of year	$101.5	$90.2	$182.4	$176.7
Service cost	—	—	2.8	2.4
Interest cost	5.1	5.6	9.8	9.6
Plan participants’ contributions	—	—	0.7	0.8
Actuarial loss	6.4	12.1	22.0	8.3
Benefits paid	(6.4)	(6.4)	(5.7)	(5.1)
Projected benefit obligation gain due to plan freeze	—	—	(2.6)	—
Other	—	—	0.5	(0.3)
Foreign currency translation	—	—	(6.1)	(10.0)

Projected benefit obligation at end of year	$106.6	$101.5	$203.8	$182.4

Accumulated benefit obligation at end of year	$106.6	$101.5	$192.9	$157.4

Change in plan assets
Fair value of plan assets at beginning of year	$64.2	$65.9	$122.9	$118.9
Actual return on plan assets	6.2	3.2	10.7	11.9
Employer contribution	5.7	1.5	8.3	9.3
Plan participants’ contributions	—	—	0.7	0.8
Actuarial gain/(loss)	—	—	1.2	(4.4)
Benefits paid	(6.4)	(6.4)	(5.7)	(5.1)
Foreign currency translation	—	—	(3.3)	(8.2)
Other	—	—	(0.4)	(0.3)

Fair value of plan assets at end of year	$69.7	$64.2	$134.4	$122.9

Underfunded status at end of year	$(36.9)	$(37.3)	$(69.4)	$(59.5)

Information for pension plans with an accumulated benefit obligation in excess of plan assets
Projected benefit obligation	$106.6	$101.5	$203.8	$182.4
Accumulated benefit obligation	106.6	101.5	192.9	157.4
Fair value of plan assets	69.7	64.2	134.4	122.9
Amounts recognized in the Consolidated Balance Sheets consist of:
Current liabilities	$(0.2)	$(0.2)	$(0.9)	$(1.1)
Noncurrent liabilities	(36.7)	(37.1)	(68.5)	(58.4)

Total amount accrued	$(36.9)	$(37.3)	$(69.4)	$(59.5)

The Scotts Miracle-Gro Company

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

			International
	U.S. Defined		Defined
	Benefit Plans		Benefit Plans
	2010	2009	2010	2009

Amounts recognized in accumulated other comprehensive loss consist of:
Actuarial loss	$49.4	$48.6	$60.6	$48.3
Prior service cost	—	—	(0.3)	(1.0)

Net amount recognized	$49.4	$48.6	$60.3	$47.3

Total change in other comprehensive loss attributable to:
Pension benefit losses during the period	$5.1	$13.9	$16.2	$8.1
Reclassification of pension benefit losses to net income	(4.3)	(3.0)	(2.0)	(2.0)
Foreign currency translation	—	—	(1.2)	(4.0)

Total change in other comprehensive loss	$0.8	$10.9	$13.0	$2.1

Amounts in accumulated other comprehensive loss expected to be recognized as components of net periodic benefit cost in fiscal 2011 are as follows:
Actuarial loss	$4.9		$1.5
Prior service cost	—		(0.1)

Amount to be amortized into net periodic benefit cost	$4.9		$1.4

Weighted average assumptions used in development of projected benefit obligation
Discount rate	4.66%	5.23%	5.01%	5.51%
Rate of compensation increase	n/a	n/a	3.5%	3.8%

	U.S. Defined Benefit Plans			International Defined Benefit Plans
	2010	2009	2008	2010	2009	2008

Components of net periodic benefit cost
Service cost	$—	$—	$—	$2.8	$2.4	$2.8
Interest cost	5.1	5.6	5.4	9.8	9.6	10.0
Expected return on plan assets	(5.0)	(5.1)	(6.2)	(8.1)	(7.2)	(9.3)
Net amortization	4.3	3.1	1.3	2.0	2.0	0.4

Net periodic benefit cost	4.4	3.6	0.5	6.5	6.8	3.9
Curtailment/settlement loss	—	—	—	—	—	0.1

Total benefit cost	$4.4	$3.6	$0.5	$6.5	$6.8	$4.0

Weighted average assumptions used in development of net periodic benefit cost
Discount rate	5.23%	6.46%	6.11%	5.51%	6.06%	5.67%
Expected return on plan assets	8.0%	8.0%	8.0%	6.9%	5.8%	5.8%
Rate of compensation increase	n/a	n/a	n/a	3.8%	4.1%	3.5%

The Scotts Miracle-Gro Company

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Other information

	U.S. Defined	International Defined
	Benefit Plans	Benefit Plans

Plan asset allocations:
Target for September 30, 2011:
Equity securities	40%	49%
Debt securities	60%	51%
September 30, 2010:
Equity securities	53%	49%
Debt securities	47%	51%
September 30, 2009:
Equity securities	57%	50%
Debt securities	41%	50%
Other	2%	0%
Expected company contributions in fiscal 2011	11.1	8.7
Expected future benefit payments:
2011	6.5	5.4
2012	6.8	5.7
2013	6.8	5.9
2014	6.9	6.2
2015	7.1	6.8
2016 — 2020	36.2	39.8

The following table sets forth the fair value of the Company’s pension plan assets as of September 30, 2010 (in millions), segregated by level within the fair value hierarchy (refer to “NOTE 16. FAIR VALUE MEASUREMENTS” for further discussion of the fair value hierarchy and fair value principles):

	September 30, 2010
	Quoted Prices in Active	Significant Other	Unobservable
	Markets for Identical	Observable	Inputs
	Assets (Level 1)	Inputs (Level 2)	(Level 3)	Total

U.S. Defined Benefit Plan Assets
Cash and cash equivalents	$0.6	$—	$—	$0.6
Common stock	3.9	—	—	3.9
Mutual funds — equities	32.7	—	—	32.7
Mutual funds — fixed income	32.5	—	—	32.5

Total	$69.7	$—	$—	$69.7

International Defined Benefit Plan Assets
Cash and cash equivalents	$0.7	$—	$—	$0.7
Insurance contracts	—	—	22.7	22.7
Mutual funds — equities	—	65.1	—	65.1
Mutual funds — fixed income	—	45.9	—	45.9

Total	$0.7	$111.0	$22.7	$134.4

The Scotts Miracle-Gro Company

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The table below sets forth a summary of changes in the fair value of the Company’s level 3 pension plan assets for the year ended September 30, 2010 (in millions):

Level 3 Assets
Insurance contracts

Balance, October 1, 2009	$20.9
Realized gain on plan assets	0.9
Unrealized gain on plan assets	1.1
Foreign currency translation	(1.5)
Purchases, sales, issuances and settlements (net)	1.3

Balance, September 30, 2010	$22.7

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

Basis for Long-Term Rate of Return on Asset Assumptions

The Company’s expected long-term rate of return on asset assumptions are derived from studies conducted by third parties. The studies include a review of anticipated future long-term performance of individual asset classes and consideration of the appropriate asset allocation strategy given the anticipated requirements of the plans to determine the average rate of earnings expected. While the studies give appropriate consideration to recent fund performance and historical returns, the assumptions primarily represent expectations about future rates of return over the long term.

NOTE 10.	ASSOCIATE MEDICAL BENEFITS

The Company provides comprehensive major medical benefits to certain of its retired associates and their dependents. Substantially all of the Company’s domestic associates who were hired before January 1, 1998 become eligible for these benefits if they retire at age 55 or older with more than ten years of service. The retiree medical plan requires certain minimum contributions from retired associates and includes provisions to limit the overall cost increases the Company is required to cover. The Company funds its portion of retiree medical benefits on a pay-as-you-go basis.

The Scotts Miracle-Gro Company

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table sets forth information about the retiree medical plan for domestic associates (in millions). The retiree medical plan is valued using a September 30 measurement date.

	2010	2009

Change in Accumulated Plan Benefit Obligation (APBO)
Benefit obligation at beginning of year	$31.0	$26.2
Service cost	0.5	0.4
Interest cost	1.7	1.9
Plan participants’ contributions	0.9	0.9
Actuarial loss	0.5	4.8
Benefits paid (net of federal subsidy of $0.3 and $0.3)	(2.9)	(3.2)

Benefit obligation at end of year	$31.7	$31.0

Change in plan assets
Fair value of plan assets at beginning of year	$—	$—
Employer contribution	2.4	2.6
Plan participants’ contributions	0.9	0.9
Gross benefits paid	(3.3)	(3.5)

Fair value of plan assets at end of year	—	—

Unfunded status at end of year	$(31.7)	$(31.0)

Amounts recognized in the Consolidated Balance Sheets consist of:
Current liabilities	$(2.1)	$(2.2)
Noncurrent liabilities	(29.6)	(28.8)

Total amount accrued	$(31.7)	$(31.0)

Amounts recognized in accumulated other comprehensive loss consist of:
Actuarial loss	$1.4	$0.8

Total change in other comprehensive loss attributable to:
Benefit losses during the period	$0.6	$4.8
Reclassification of benefit gains to net income	—	0.2

Total change in other comprehensive loss	$0.6	$5.0

The estimated actuarial gain that will be amortized from accumulated loss into net periodic benefit cost over the next fiscal year is immaterial
Discount rate used in development of APBO	4.91%	5.50%

	2010	2009	2008

Components of net periodic benefit cost
Service cost	$0.5	$0.4	$0.5
Interest cost	1.7	1.9	1.8
Amortization of actuarial gain	—	(0.2)	—

Total postretirement benefit cost	$2.2	$2.1	$2.3

Discount rate used in development of net periodic benefit cost	5.50%	7.54%	6.22%

The Scotts Miracle-Gro Company

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

On December 8, 2003, the Medicare Prescription Drug, Improvement and Modernization Act (the “Act”) became law. The Act provides for a federal subsidy to sponsors of retiree health care benefit plans that provide a prescription drug benefit that is at least actuarially equivalent to the benefit established by the Act. The APBO at September 30, 2010, has been reduced by a deferred actuarial gain in the amount of $0.8 million to reflect the effect of the subsidy related to benefits attributed to past service. The amortization of the actuarial gain and reduction of service and interest costs served to reduce net periodic post retirement benefit cost for fiscal 2010, fiscal 2009 and fiscal 2008 by $0.5 million, $0.6 million and $0.5 million, respectively.

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

For measurement as of September 30, 2010, management has assumed that health care costs will increase at an annual rate of 7.5% in fiscal 2010, decreasing 0.50% per year to an ultimate trend of 5.00% in 2015. A 1% increase in health cost trend rate assumptions would increase the APBO by $0.9 million both as of September 30, 2010 and 2009. A 1% decrease in health cost trend rate assumptions would decrease the APBO by $1.0 million both as of September 30, 2010 and 2009. A 1% increase or decrease in the same rate would not have a material effect on service or interest costs.

Estimated Future Benefit Payments

The following benefit payments under the plan are expected to be paid by the Company and the retirees for the fiscal years indicated (in millions):

	Gross		Medicare	Net
	Benefit	Retiree	Part D	Company
	Payments	Contributions	Subsidy	Payments

2011	$3.3	$(0.9)	$(0.3)	$2.1
2012	3.6	(1.1)	(0.4)	2.1
2013	3.8	(1.3)	(0.4)	2.1
2014	4.2	(1.5)	(0.5)	2.2
2015	4.5	(1.7)	(0.5)	2.3
2016 — 2020	27.5	(12.5)	(3.1)	11.9

The Company also provides comprehensive major medical benefits to its associates. The Company is self-insured for certain health benefits up to $0.3 million per occurrence per individual. The cost of such benefits is recognized as expense in the period the claim is incurred. This cost was $27.6 million, $27.8 million and $24.1 million in fiscal 2010, fiscal 2009 and fiscal 2008, respectively.

The Scotts Miracle-Gro Company

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 11.	DEBT

	September 30,
	2010	2009
	(In millions)

Credit Facilities:
Revolving loans	$111.7	$330.4
Term loans	302.4	456.4
Senior Notes — 7.25%	200.0	—
Master Accounts Receivable Purchase Agreement	—	4.2
Contingent consideration	10.9	11.0
Other	6.7	8.1

	631.7	810.1
Less current portions	195.0	160.4

	$436.7	$649.7

The Company’s debt matures as follows for each of the next five fiscal years and thereafter (in millions):

2011	$195.0
2012	232.8
2013	0.5
2014	0.5
2015	0.5
Thereafter	202.4

$631.7

In February 2007, Scotts Miracle-Gro and certain of its subsidiaries entered into the following senior secured credit facilities totaling up to $2.15 billion in the aggregate: (a) a senior secured five-year term loan facility in the principal amount of $560 million and (b) a senior secured five-year revolving loan facility in the aggregate principal amount of up to $1.59 billion. Under the terms of these senior secured credit facilities, the Company may request an additional $200 million in revolving credit and/or term credit commitments, subject to approval from the lenders. Borrowings may be made in various currencies including U.S. dollars, Euros, British pounds, Australian dollars and Canadian dollars. Amortization payments on the term loan portion of the senior secured credit facilities began on September 30, 2007 and are due quarterly through 2012. As of September 30, 2010, the cumulative total amortization payments on the term loan were $257.6 million, reducing the balance of the Company’s term loans and effectively reducing the amount outstanding under the senior secured credit facilities.

The terms of these senior secured credit facilities provide for customary representations and warranties and affirmative covenants. The senior secured credit facilities also contain customary negative covenants setting forth limitations, subject to negotiated carve-outs on liens; contingent obligations; fundamental changes; acquisitions, investments, loans and advances; indebtedness; restrictions on subsidiary distributions; transactions with affiliates and officers; sales of assets; sale and leaseback transactions; changing the Company’s fiscal year end; modifications of certain debt instruments; negative pledge clauses; entering into new lines of business; and restricted payments (including restricting dividend payments to $75 million annually based on the current leverage ratio (as defined) of the Company). The senior secured credit facilities are secured by collateral that includes the capital stock of specified subsidiaries of Scotts Miracle-Gro, substantially all domestic accounts receivable (exclusive of any “sold” receivables), inventory and equipment. The senior secured credit facilities also require the maintenance of a

The Scotts Miracle-Gro Company

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

specified leverage ratio and interest coverage ratio (both as defined), and are guaranteed by substantially all of Scotts Miracle-Gro’s domestic subsidiaries.

The senior secured credit facilities have several borrowing options, including interest rates that are based on (i) a LIBOR rate plus a margin based on a leverage ratio (as defined) or (ii) the greater of the prime rate or the Federal Funds Effective Rate (as defined) plus 1/2 of 1% plus a margin based on a leverage ratio (as defined). Commitment fees are paid quarterly and are calculated as an amount equal to the product of a rate based on a leverage ratio (as defined) and the average daily unused portion of both the revolving and term credit facilities. Amounts outstanding under the senior secured credit facilities at September 30, 2010 were at interest rates based on LIBOR applicable to the borrowed currencies plus 87.5 basis points. The weighted average interest rates on average debt were 4.7% for fiscal 2010 and fiscal 2009. As of September 30, 2010, there was $1.5 billion of availability under the senior secured credit facilities. Under the senior secured credit facilities, the Company has the ability to issue letter of credit commitments up to $65.0 million. At September 30, 2010, the Company had letters of credit in the amount of $26.7 million outstanding.

On January 14, 2010, Scotts Miracle-Gro issued $200 million aggregate principal amount of 7.25% Senior Notes due 2018 (the “Senior Notes”). The proceeds of the offering were used to reduce outstanding borrowings under the Company’s senior secured revolving credit facility. The Senior Notes represent general unsecured senior obligations of Scotts Miracle-Gro, and were sold to the public at 99.254% of the principal amount thereof, to yield 7.375% to maturity. The Senior Notes have interest payment dates of January 15 and July 15, which began on July 15, 2010, and may be redeemed prior to maturity at applicable redemption premiums. The Senior Notes contain usual and customary incurrence-based covenants, which include, but are not limited to, restrictions on the incurrence of additional indebtedness, the incurrence of liens and the issuance of certain preferred shares, and the making of certain distributions, investments and other restricted payments, as well as other usual and customary covenants, which include, but are not limited to, restrictions on sale and leaseback transactions, restrictions on purchases for or redemptions of Scotts Miracle-Gro stock and prepayments of subordinated debt, limitations on asset sales and restrictions on transactions with affiliates. The Senior Notes mature on January 15, 2018. Certain of Scotts Miracle-Gro’s domestic subsidiaries serve as guarantors of the Senior Notes. Refer to “NOTE 24. FINANCIAL INFORMATION FOR SUBSIDIARY GUARANTORS AND NON-GUARANTORS” for more information regarding the guarantor entities.

The Company was in compliance with the terms of all debt covenants at September 30, 2010. The senior secured credit facilities contain, among other obligations, an affirmative covenant regarding the Company’s leverage ratio, calculated as average total indebtedness, as described in the Company’s senior secured credit facilities, relative to the Company’s EBITDA, as adjusted pursuant to the terms of senior secured credit facilities (“Adjusted EBITDA”). Under the terms of the senior secured credit facilities, the maximum leverage ratio was 3.50 as of September 30, 2010, which is scheduled to decrease to 3.25 on September 30, 2011. The Company’s leverage ratio was 2.0 at September 30, 2010. The Company’s senior secured credit facilities also include an affirmative covenant regarding its interest coverage ratio. Interest coverage ratio is calculated as Adjusted EBITDA divided by interest expense, as described in the senior secured credit facilities, and excludes costs related to refinancings. Under the terms of the senior secured credit facilities, the minimum interest coverage ratio was 3.50 for the year ended September 30, 2010. The Company’s interest coverage ratio was 9.4 for the year ended September 30, 2010.

At September 30, 2010, the Company had outstanding interest rate swap agreements with major financial institutions that effectively converted a portion of variable-rate debt denominated in U.S. dollars to a fixed rate. The swap agreements had a total U.S. dollar notional amount of $450 million at September 30, 2010. Interest payments

The Scotts Miracle-Gro Company

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

made between the effective date and expiration date are hedged by the swap agreement, except as noted below. The notional amount, effective date, expiration date and rate of each of these swap agreements are shown in the table below.

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

In November 2010, the Company entered into additional interest rate swap agreements to convert a portion of variable-rate debt denominated in U.S. dollars to a fixed rate for an aggregate notional amount of $300 million. The effective dates of the agreements are in 2011 or 2012 and expiration dates are in 2016 or 2017. The swap agreements hedge interest payments for three-month or six-month periods each year between the effective date and expiration date. The fixed rates range from 2.34% to 2.96%.

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

The Company accounts for the sale of receivables under the 2009 MARP Agreement, as amended, as short-term debt and continues to carry the receivables on its Consolidated Balance Sheet, primarily as a result of the Company’s right to repurchase receivables sold. The caption “Accounts receivable pledged” on the accompanying

The Scotts Miracle-Gro Company

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Consolidated Balance Sheets in the amount of $17.0 million as of September 30, 2009, represents the pool of receivables that have been designated as “sold” under the 2009 MARP Agreement and serve as collateral for short-term debt thereunder in the amount of $4.2 million as September 30, 2009. There were no short-term borrowings under the amended 2009 MARP Agreement as of September 30, 2010.

Contingent Consideration

In May 2006, the Company acquired certain brands and assets of Turf-Seed, Inc., a leading producer of quality commercial turfgrasses, for cash of $10.0 million, assumed liabilities of $4.5 million and contingent consideration due in the second half of fiscal 2012. The final determination of the contingent consideration is largely based on the performance of the Company’s consumer and professional seed business for the twelve-month period ending in May 2012.

Estimated Fair Values

A description of the methods and assumptions used to estimate the fair values of the Company’s debt instruments is as follows:

Long-Term Debt

The interest rate currently available to the Company fluctuates with the applicable LIBOR rate, prime rate or Federal Funds Effective Rate, and thus the carrying value is a reasonable estimate of fair value.

Senior Notes — 7.25%

The fair value of the Senior Notes can be determined based on the trading of the Senior Notes in the open market. The difference between the carrying value and the fair value of the Senior Notes represents the premium or discount on that date. Based on the trading value on or around September 30, 2010, the fair value of the Senior Notes was approximately $211.0 million.

Accounts Receivable Pledged

The interest rate on the short-term debt associated with accounts receivable pledged under the 2009 MARP Agreement fluctuates with the one-week LIBOR rate, and thus the carrying value is a reasonable estimate of fair value.

The estimated fair values of the Company’s debt instruments are as follows for the fiscal years ended September 30 (in millions):

	2010		2009
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value

Revolving loans	$111.7	$111.7	$330.4	$330.4
Term loans	302.4	302.4	456.4	456.4
Senior Notes — 7.25%	200.0	211.0	—	—
Master Accounts Receivable Purchase Agreement	—	—	4.2	4.2
Contingent consideration	10.9	10.9	11.0	11.0
Other	6.7	6.7	8.1	8.1

The Scotts Miracle-Gro Company

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 12.	SHAREHOLDERS’ EQUITY

	2010	2009
(In millions)

Preferred shares, no par value:
Authorized	0.2 shares	0.2 shares
Issued	0.0 shares	0.0 shares
Common shares, no par value, $.01 stated value per share
Authorized	100.0 shares	100.0 shares
Issued	68.1 shares	68.1 shares

In fiscal 1995, The Scotts Company merged with Stern’s Miracle-Gro Products, Inc. (“Miracle-Gro”). At September 30, 2010, the former shareholders of Miracle-Gro, including Hagedorn Partnership L.P., owned approximately 30% of Scotts Miracle-Gro’s outstanding common shares and, thus, have the ability to significantly influence the election of directors and other actions requiring the approval of Scotts Miracle-Gro’s shareholders.

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

On August 10, 2010, Scotts Miracle-Gro announced that its Board of Directors had authorized the repurchase of up to $500 million of Scotts Miracle-Gro’s common shares over the next four years. The authorization provides the Company with flexibility to purchase the common shares from time to time in open market purchases or through privately negotiated transactions. All or part of the repurchases may be made under Rule 10b5-1 plans, which the Company may enter from time to time and which enable the repurchases to occur on a more regular basis, or pursuant to accelerated share repurchases. The share repurchase authorization, which expires September 30, 2014, may be suspended or discontinued at any time, and there can be no guarantee as to the timing or amount of any repurchases. Scotts Miracle-Gro reacquired 0.5 million common shares during fiscal 2010 to be held in treasury. Scotts Miracle-Gro did not reacquire any common shares in fiscal 2009. Common shares held in treasury totaling 1.1 million and 1.0 million were reissued in support of share-based compensation awards and employee purchases under the employee stock purchase plan during fiscal 2010 and fiscal 2009, respectively.

Share-Based Awards

Scotts Miracle-Gro grants share-based awards annually to officers, other key employees of the Company and non-employee directors of Scotts Miracle-Gro. The share-based awards typically consist of stock options, restricted stock, restricted stock units and deferred stock units, although performance share awards have been made. Stock appreciation rights (“SARs”) also have been granted, though not in recent years. SARs result in less dilution than stock options as the SAR holder receives a net share settlement upon exercise. All of these share-based awards have been made under plans approved by the shareholders. Generally, employee share-based awards provide for three-year cliff vesting. Vesting for non-employee director awards varies based on the length of service and age of each director at the time of the award. Share-based awards are forfeited if a holder terminates employment or service with the Company prior to the vesting date. The Company estimates that 10-15% of its share-based awards will be forfeited based on an analysis of historical trends. This assumption is re-evaluated on an annual basis and adjusted as appropriate. Stock options and SAR awards have exercise prices equal to the market price of the underlying common shares on the date of grant with a term of 10 years. If available, Scotts Miracle-Gro will typically use treasury shares, or if not available, newly-issued common shares, in satisfaction of its share-based awards.

The Scotts Miracle-Gro Company

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

A maximum of 18 million common shares are available for issuance under share-based award plans. At September 30, 2010, approximately 1.1 million common shares were not subject to outstanding awards and were available to underlie the grant of new share-based awards.

The following is a recap of the share-based awards granted during the periods indicated:

	Year Ended September 30,
	2010	2009	2008

Key employees
Options	367,600	701,100	889,700
Restricted stock	—	243,400	154,900
Restricted stock units	259,353	199,262	—
Performance shares	4,200	—	40,000
Board of Directors
Deferred stock units	28,854	33,281	30,271

Total share-based awards	660,007	1,177,043	1,114,871

Aggregate fair value at grant dates (in millions)	$16.9	$16.7	$18.7

Total share-based compensation was as follows for the periods indicated (in millions):

	Year Ended September 30,
	2010	2009	2008

Share-based compensation	$16.4	$14.5	$12.5
Tax benefit recognized	6.3	5.6	4.8

Stock Options/SARs

Aggregate stock option and SARs activity consisted of the following for the year ended September 30, 2010 (options/SARs in millions):

		WTD.
		Avg.
	No. of	Exercise
	Options/SARs	Price

Beginning balance	5.4	$29.36
Granted	0.4	41.68
Exercised	(1.1)	23.61
Forfeited	(0.1)	34.47

Ending balance	4.6	31.74

Exercisable	2.9	30.98

The Scotts Miracle-Gro Company

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following summarizes certain information pertaining to stock option and SAR awards outstanding and exercisable at September 30, 2010 (options/SARs in millions):

	Awards Outstanding			Awards Exercisable
	No. of	WTD. Avg.	WTD. Avg.	No. of	WTD. Avg.	WTD. Avg.
Range of	Options/	Remaining	Exercise	Options/	Remaining	Exercise
Exercise Price	SARs	Life	Price	SARS	Life	Price

$16.80 — $19.82	0.2	1.09	$17.13	0.2	1.09	$17.13
$20.12 — $21.65	1.0	5.88	21.48	0.4	2.41	21.20
$24.45 — $28.72	0.5	3.41	25.70	0.5	3.41	25.70
$29.01 — $31.62	0.4	4.30	29.12	0.4	4.21	29.08
$33.25 — $37.48	0.5	5.16	35.73	0.5	5.10	35.77
$37.89 — $38.90	1.3	6.61	38.61	0.6	6.01	38.58
$40.81 — $47.90	0.7	7.85	42.45	0.3	5.95	43.46

	4.6	5.65	$31.74	2.9	4.28	$30.98

The intrinsic value of the stock option and SAR awards outstanding and exercisable at September 30 were as follows (in millions):

2010

Outstanding	$91.9
Exercisable	59.3

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

	Year Ended September 30,
	2010	2009	2008

Expected market price volatility	32.1%	45.3%	30.2%
Risk-free interest rates	2.8%	3.0%	4.0%
Expected dividend yield	1.2%	2.3%	1.3%
Expected life of stock options in years	6.00	5.93	6.19
Estimated weighted-average fair value per stock option	$12.90	$7.93	$12.34

The Scotts Miracle-Gro Company

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Restricted Stock and Performance Shares

Restricted stock and performance share award activity was as follows:

		WTD. Avg.
		Grant Date
	No. of	Fair Value
	Shares	per Share

Awards outstanding at September 30, 2007	277,080	$43.74
Granted	187,000	39.99
Vested	(29,215)	34.91
Forfeited	(53,300)	43.23

Awards outstanding at September 30, 2008	381,565	42.65
Granted	251,300	22.31
Vested	(113,653)	38.86
Forfeited	(34,962)	36.35

Awards outstanding at September 30, 2009	484,250	33.44
Granted	4,200	48.71
Vested	(129,450)	40.15
Forfeited	(26,000)	27.05

Awards outstanding at September 30, 2010	333,000	31.52

Restricted Stock Units and Deferred Stock Units

Restricted and deferred stock unit award activity was as follows:

		WTD. Avg.
		Grant Date
	No. of	Fair Value
	Units	per Unit

Awards outstanding at September 30, 2007	—	$—
Granted	30,271	38.78
Vested	—	—
Forfeited	—	—

Awards outstanding at September 30, 2008	30,271	38.78
Granted	232,543	25.57
Vested	(6,115)	38.74
Forfeited	(3,000)	21.65

Awards outstanding at September 30, 2009	253,699	26.87
Granted	288,207	41.53
Vested	(9,680)	40.87
Forfeited	(600)	35.59

Awards outstanding at September 30, 2010	531,626	34.60

As of September 30, 2010, total unrecognized compensation cost related to non-vested share-based awards amounted to $11.6 million. This cost is expected to be recognized over a weighted-average period of 1.0 years. Unearned compensation cost is amortized by grant on the straight-line method over the vesting period, with the

The Scotts Miracle-Gro Company

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

amortization expense classified as a component of “Selling, general and administrative” expense within the Consolidated Statements of Operations.

The total intrinsic value of stock options exercised was $25.9 million, $16.1 million and $11.4 million during fiscal 2010, fiscal 2009 and fiscal 2008, respectively. The total fair value of restricted stock vested was $5.2 million, $4.4 million and $1.1 million during fiscal 2010, fiscal 2009 and fiscal 2008, respectively. The total fair value of restricted stock units vested was $0.4 million and $0.2 million during fiscal 2010 and fiscal 2009, respectively.

Cash received from the exercise of stock options for fiscal 2010 was $22.5 million. The tax benefit realized from the tax deductions associated with the exercise of share-based awards and the vesting of restricted stock totaled $11.0 million for fiscal 2010.

NOTE 13.	EARNINGS (LOSS) PER COMMON SHARE

The following table (in millions, except per share data) presents information necessary to calculate basic and diluted earnings (loss) per common share. Basic earnings (loss) per common share are computed by dividing income from continuing operations, loss from discontinued operations or net income (loss) by the weighted average number of common shares outstanding. Diluted earnings (loss) per common share are computed by dividing income from continuing operations, loss from discontinued operations or net income (loss) by the weighted average number of common shares outstanding plus all potentially dilutive securities. Stock options with exercise prices greater than the average market price of the underlying common shares are excluded from the computation of diluted earnings (loss) per common share because they are out-of-the-money and the effect of their inclusion would be anti-dilutive. The number of common shares covered by out-of-the-money stock options was 0.2 million, 2.3 million and 4.0 million for the years ended September 30, 2010, 2009 and 2008, respectively.

	Year Ended September 30,
	2010	2009	2008
	(In millions, except per share data)

Income from continuing operations	$212.4	$154.6	$32.8
Loss from discontinued operations	(8.3)	(1.3)	(43.7)

Net income (loss)	$204.1	$153.3	$(10.9)

BASIC EARNINGS (LOSS) PER COMMON SHARE:
Weighted-average common shares outstanding during the period	66.3	65.0	64.5

Income from continuing operations	$3.20	$2.38	$0.51
Loss from discontinued operations	(0.12)	(0.02)	(0.68)

Net income (loss)	$3.08	$2.36	$(0.17)

DILUTED EARNINGS (LOSS) PER COMMON SHARE:
Weighted-average common shares outstanding during the period	66.3	65.0	64.5
Potential common shares	1.3	1.1	0.9

Weighted-average number of common shares outstanding and dilutive potential common shares	67.6	66.1	65.4

Income from continuing operations	$3.14	$2.34	$0.50
Loss from discontinued operations	(0.12)	(0.02)	(0.67)

Net income (loss)	$3.02	$2.32	$(0.17)

The Scotts Miracle-Gro Company

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 14.	INCOME TAXES

The provision (benefit) for income taxes allocated to continuing operations consisted of the following (in millions):

	Year Ended September 30,
	2010	2009	2008

Current:
Federal	$86.7	$58.0	$31.2
State	10.5	5.8	4.7
Foreign	10.5	8.4	12.5

Total Current	107.7	72.2	48.4
Deferred:
Federal	16.2	13.1	(20.7)
State	1.1	1.0	(1.9)
Foreign	0.4	0.3	(1.0)

Total Deferred	17.7	14.4	(23.6)

Provision for income taxes	$125.4	$86.6	$24.8

The domestic and foreign components of income from continuing operations before income taxes were as follows (in millions):

	Year Ended September 30,
	2010	2009	2008

Domestic	$318.8	$221.6	$116.8
Foreign	19.0	19.6	(59.2)

Income from continuing operations before income taxes	$337.8	$241.2	$57.6

A reconciliation of the federal corporate income tax rate and the effective tax rate on income from continuing operations before income taxes is summarized below:

	Year Ended September 30,
	2010	2009	2008

Statutory income tax rate	35.0%	35.0%	35.0%
Effect of foreign operations	(0.3)	(0.6)	(1.2)
State taxes, net of federal benefit	2.4	2.3	2.0
Change in state NOL and credit carryforwards	0.1	(0.3)	(0.3)
Research & Development tax credit	—	(0.4)	(1.2)
Effect of goodwill impairment and other permanent differences	(0.6)	(0.8)	11.1
Other	0.5	0.7	(2.3)

Effective income tax rate	37.1%	35.9%	43.1%

The Scotts Miracle-Gro Company

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Deferred income taxes arise from temporary differences between financial reporting and tax reporting bases of assets and liabilities, and operating loss and tax credit carryforwards for tax purposes. The components of the deferred income tax assets and liabilities as of September 30, 2010 and 2009 were as follows (in millions):

	September 30,
	2010	2009

DEFERRED TAX ASSETS
Inventories	$14.6	$20.3
Accrued liabilities	68.0	76.5
Postretirement benefits	47.6	46.6
Accounts receivable	9.3	8.6
State NOL carryovers	4.2	4.6
Foreign NOL carryovers	40.9	42.0
Other	12.9	16.1

Gross deferred tax assets	197.5	214.7
Valuation allowance	(42.3)	(43.1)

Total deferred tax assets	155.2	171.6

DEFERRED TAX LIABILITIES
Property, plant and equipment	(54.3)	(41.7)
Intangible assets	(79.1)	(68.6)
Other	(6.2)	(7.1)

Total deferred tax liabilities	(139.6)	(117.4)

Net deferred tax asset	$15.6	$54.2

The net current and non-current components of deferred income taxes recognized in the Consolidated Balance Sheets were (in millions):

	September 30,
	2010	2009

Net current deferred tax asset (classified with prepaid and other assets)	$78.6	$103.8
Net non-current deferred tax liability (classified with other liabilities)	(63.0)	(49.6)

Net deferred tax asset	$15.6	$54.2

Foreign net operating losses of controlled foreign corporations were $5.0 million as of September 30, 2010, the majority of which have indefinite carryforward periods. State net operating losses were $57.3 million as of September 30, 2010, with carryforward periods ranging from 5 to 20 years. Any losses not utilized within a specific state’s carryforward period will expire. State net operating loss carryforwards included $1.4 million of tax benefits relating to Smith & Hawken. As these losses may only be used against income of Smith & Hawken, and cannot be used to offset income of the consolidated group, a full valuation allowance has been recorded against this tax asset. Tax benefits associated with state tax credits will expire if not utilized and amounted to $0.5 million and $0.4 million at September 30, 2010 and 2009, respectively.

Deferred taxes have not been provided on unremitted earnings approximating $128.0 million of certain foreign subsidiaries and foreign corporate joint ventures as such earnings have been permanently reinvested. The Company has also elected to treat certain foreign entities as disregarded entities for U.S. tax purposes, which results in their net income or loss being recognized currently in the Company’s U.S. tax return. As such, the tax benefit of net operating losses available for foreign statutory tax purposes has already been recognized for U.S. purposes. Accordingly, a full valuation allowance is required on the tax benefit of these net operating losses on global

The Scotts Miracle-Gro Company

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

consolidation. The foreign net operating losses of these foreign disregarded entities were $138.8 million at September 30, 2010, the majority of which have indefinite carryforward periods. The statutory tax benefit of these net operating loss carryovers amounted to $39.6 million and $40.5 million for the fiscal years ended September 30, 2010 and 2009, respectively.

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

The Company had $7.8 million, $6.2 million and $7.2 million of gross unrecognized tax benefits related to uncertain tax positions at September 30, 2010, 2009 and 2008, respectively. Included in the September 30, 2010, 2009 and 2008 balances were $6.4 million, $6.4 million and $6.5 million, respectively, of unrecognized tax benefits that, if recognized, would have an impact on the effective tax rate.

A reconciliation of the unrecognized tax benefits for fiscal 2010, fiscal 2009 and fiscal 2008 is as follows (in millions):

	2010	2009	2008

Balance at beginning of year	$6.2	$7.2	$10.0
Additions for tax positions of the current year	2.1	0.5	2.2
Additions for tax positions of prior years	2.4	1.1	0.6
Reductions for tax positions of the current year	(0.8)	(0.1)	(0.1)
Reductions for tax positions of prior years	(1.3)	(0.7)	(1.8)
Settlements with tax authorities	—	(0.3)	(1.8)
Expiration of statutes of limitation	(0.8)	(1.5)	(1.9)

Balance at end of year	$7.8	$6.2	$7.2

The Company continues to recognize accrued interest and penalties related to unrecognized tax benefits as a component of the provision for income taxes. As of September 30, 2010, 2009 and 2008, respectively, the Company had $1.3 million, $1.2 million and $1.2 million accrued for the payment of interest that, if recognized, would impact the effective tax rate. As of September 30, 2010, 2009 and 2008, respectively, the Company had $0.7 million, $0.6 million and $0.6 million accrued for the payment of penalties that, if recognized, would impact the effective tax rate. For the year ended September 30, 2010, the Company recognized a $0.4 million detriment related to tax interest and tax penalties in its statement of operations.

Scotts Miracle-Gro or one of its subsidiaries files income tax returns in the U.S. federal jurisdiction and various state, local and foreign jurisdictions. With few exceptions, the Company is no longer subject to examinations by these tax authorities for fiscal years prior to 2007. The Company is currently under examination by the Internal Revenue Service (the “IRS”) and certain foreign and U.S. state and local tax authorities. The IRS is currently reviewing the fiscal 2008 tax period only. In regard to the local German audit, the tax periods under investigation are limited to fiscal years 2004 through 2008. In regard to the U.S. state and local audits, the tax periods under investigation are limited to fiscal years 2000 through 2008. In addition to these aforementioned audits, certain other tax deficiency notices and refund claims for previous years remain unresolved.

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

The Company formally designates and documents qualifying instruments as hedges of underlying exposures at inception. The Company formally assesses, both at inception and at least quarterly, whether the financial instruments used in hedging transactions are effective at offsetting changes in either the fair value or cash flows of the related underlying exposure. Fluctuations in the value of these instruments generally are offset by changes in the fair value or cash flows of the underlying exposures being hedged. This offset is driven by the high degree of effectiveness between the exposure being hedged and the hedging instrument. GAAP requires all derivative instruments to be recognized as either assets or liabilities at fair value in the Consolidated Balance Sheets. The Company designates commodity hedges as cash flow hedges of forecasted purchases of commodities and interest rate swap agreements as cash flow hedges of interest payments on variable rate borrowings. Any ineffective portion of a change in the fair value of a qualifying instrument is immediately recognized in earnings. The amounts recorded in earnings related to ineffectiveness of derivative hedges for the years ended September 30, 2010, 2009 and 2008 were not significant.

Foreign Currency Swap Contracts

The Company periodically uses foreign currency swap contracts to manage the exchange rate risk associated with intercompany loans with foreign subsidiaries that are denominated in local currencies. At September 30, 2010, the notional amount of outstanding foreign currency swap contracts was $209.9 million, with a liability position based on a negative fair value of $6.6 million. The fair value of foreign currency swap contracts is determined based on changes in spot rates. The unrealized loss on the foreign currency swap contracts approximates the unrealized gain on the intercompany loans recognized by the Company’s lending subsidiaries.

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

At September 30, 2010 and 2009, the Company had outstanding interest rate swap agreements with major financial institutions that effectively converted a portion of the Company’s variable-rate debt to a fixed rate. The swap agreements had a total U.S. dollar equivalent notional amount of $450.0 million and $650.0 million at September 30, 2010 and 2009, respectively. Refer to “NOTE 11. DEBT” for the terms of the swap agreements outstanding at September 30, 2010. Included in the AOCI balance at September 30, 2010 is a pre-tax loss of

The Scotts Miracle-Gro Company

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

$12.2 million related to interest rate swap agreements that is expected to be reclassified to earnings during the next 12 months, consistent with the timing of the underlying hedged transactions.

Commodity Hedges

The Company had outstanding hedging arrangements at September 30, 2010 designed to fix the price of a portion of its urea needs. The contracts are designated as hedges of the Company’s exposure to future cash flow fluctuations associated with the cost of urea. The objective of the hedges is to mitigate the earnings and cash flow volatility attributable to the risk of changing prices. Unrealized gains or losses in the fair value of these contracts are recorded to the AOCI component of shareholders’ equity. Realized gains or losses remain as a component of AOCI until the related inventory is sold. Upon sale of the underlying inventory, the gain or loss is reclassified to cost of sales. Included in the AOCI balance at September 30, 2010 was a pre-tax gain of $1.4 million related to urea derivatives that is expected to be reclassified to earnings during the next 12 months, consistent with the timing of the underlying hedged transactions.

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

Beginning in fiscal 2009, the Company entered into fuel derivatives for its Scotts LawnService® business that qualify for hedge accounting treatment. Unrealized gains or losses in the fair value of these contracts are recorded to the AOCI component of shareholders’ equity except for any ineffective portion of the change in fair value, which is immediately recorded in earnings. For the effective portion of the change in fair value, realized gains or losses remain as a component of AOCI until the related fuel is consumed by the Scotts LawnService® service vehicles. Upon consumption of the fuel, the gain or loss is reclassified to cost of sales. Included in the AOCI balance at September 30, 2010 was a pre-tax gain of $0.1 million related to fuel derivatives that is expected to be reclassified to earnings during the next 12 months, consistent with the timing of the underlying hedged transactions.

As of September 30, 2010, the Company had the following outstanding commodity contracts that were entered into to hedge forecasted purchases:

Commodity	Volume

Urea	62,000 tons
Diesel	420,000 gallons

The Scotts Miracle-Gro Company

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Fair Values of Derivative Instruments

The fair values of the Company’s derivative instruments were as follows for the fiscal years ended September 30, (in millions):

	Assets/(Liabilities)
Derivatives Designated as		2010	2009
Hedging Instruments	Balance Sheet Location	Fair Value	Fair Value

Interest rate swap agreements	Other current liabilities	$(12.1)	$—
	Other liabilities	(12.5)	(23.7)
Commodity hedging instruments	Prepaid and other assets	1.9	0.1

Total derivatives designated as hedging instruments		$(22.7)	$(23.6)

Derivatives not Designated as
Hedging Instruments(1)

Foreign currency swap contracts	Other current liabilities	$(6.6)	$(3.9)
Commodity hedging instruments	Prepaid and other assets	—	0.1
	Other current liabilities	—	(0.1)

Total derivatives not designated as hedging instruments(1)		$(6.6)	$(3.9)

Total derivatives		$(29.3)	$(27.5)

(1)	See discussion above for additional information regarding the Company’s purpose for entering into derivatives not designated as hedging instruments and its overall risk management strategy.

Refer to “NOTE 16. FAIR VALUE MEASUREMENTS” for the Company’s fair value measurements of derivative instruments as they relate to the valuation hierarchy.

The effect of derivative instruments on AOCI and the Consolidated Statements of Operations for the years ended September 30, 2010 and 2009 was as follows (in millions):

	Amount of Gain/(Loss)
	Recognized in AOCI
	Year Ended
Derivatives in Cash Flow Hedging Relationships	2010	2009

Interest rate swap agreements	$(17.6)	$(20.5)
Commodity hedging instruments	2.8	(6.7)

Total	$(14.8)	$(27.2)

		Amount of (Loss)
	Location of (Loss)	Reclassified From AOCI Into Earnings
Derivatives in Cash Flow	Reclassified From AOCI Into Earnings	Year Ended
Hedging Relationships		2010	2009

Interest rate swap agreements	Interest expense	$(17.1)	$(16.1)
Commodity hedging instruments	Cost of sales	(2.3)	(8.0)

Total		$(19.4)	$(24.1)

The Scotts Miracle-Gro Company

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

		Amount of (Loss)
	Location of (Loss)	Recognized in Earnings
Derivatives not Designated As	Recognized in Income	Year Ended
Hedging Instruments		2010	2009

Foreign currency swap contracts	Interest expense	$(14.4)	$(10.2)
Commodity hedging instruments	Cost of sales	(0.7)	(0.7)

Total		$(15.1)	$(10.9)

NOTE 16.	FAIR VALUE MEASUREMENTS

The Company adopted new accounting guidance for all financial assets and liabilities accounted for at fair value on a recurring basis effective October 1, 2008. The Company adopted new accounting guidance for all non-financial assets and liabilities accounted for at fair value on a non-recurring basis effective October 1, 2009. The guidance defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. It defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or the most advantageous market for the asset or liability in an orderly transaction between market participants at the measurement date. GAAP establishes a three-level fair value hierarchy that prioritizes the inputs used to measure fair value. The hierarchy requires entities to maximize the use of observable inputs and minimize the use of unobservable inputs. The three levels of inputs used to measure fair value are as follows:

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

These derivative instruments are classified within Level 2 of the valuation hierarchy and are included within other assets and other liabilities in our Consolidated Balance Sheets, except for derivative instruments expected to be settled within the next 12 months, which are included within prepaid and other assets and other current liabilities.

The Scotts Miracle-Gro Company

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

For further information on the Company’s derivative instruments, refer to “NOTE 15. DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES.”

Other

Other financial assets consist of investment securities in non-qualified retirement plan assets. These securities are valued using observable market prices in active markets. These investment securities are classified within Level 1 of the valuation hierarchy and are included within other assets in our Consolidated Balance Sheets.

The following table presents the Company’s financial assets and liabilities measured at fair value on a recurring basis at September 30, 2010 (in millions):

	Quoted Prices in Active
	Markets for Identical	Significant Other	Unobservable
	Assets	Observable Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)	Total

Assets
Derivatives
Commodity hedging instruments	$—	$1.9	$—	$1.9
Other	6.5	—	—	6.5

Total	$6.5	$1.9	$—	$8.4

Liabilities
Derivatives
Interest rate swap agreements	$—	$(24.6)	$—	$(24.6)
Foreign currency swap contracts	—	(6.6)	—	(6.6)

Total	$—	$(31.2)	$—	$(31.2)

The following presents the Company’s non-financial assets and liabilities measured at fair value on a non-recurring basis at September 30, 2010 (in millions) and describes the valuation methodologies used for non-financial assets and liabilities measured at fair value, as well as the general classification within the valuation hierarchy:

Quoted Prices in Active
	Markets for Identical	Significant Other	Unobservable
	Assets	Observable Inputs	Inputs	Total
	(Level 1)	(Level 2)	(Level 3)	Losses

Tradenames	$—	$—	$257.2	$18.5

Certain intangible assets held and used were written down to their fair value, resulting in an impairment charge of $18.5 million, which was included in earnings for the period. The value of the indefinite-lived tradenames was determined using a royalty savings methodology similar to that employed when the associated businesses were acquired but using updated estimates of sales, cash flow and profitability. For further information on the Company’s intangible assets, refer to “NOTE 4. IMPAIRMENT, RESTRUCTURING AND OTHER CHARGES” and “NOTE 5. GOODWILL AND INTANGIBLE ASSETS, NET.”

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

The Company leases certain property and equipment from third parties under various non-cancelable operating lease agreements. Certain lease agreements contain renewal and purchase options. The lease agreements generally require that the Company pay taxes, insurance and maintenance expenses related to the leased assets. Future minimum lease payments for non-cancelable operating leases at September 30, 2010, were as follows (in millions):

2011	$42.7
2012	36.5
2013	32.2
2014	19.4
2015	16.8
Thereafter	15.9

Total future minimum lease payments	$163.5

The Company also leases certain vehicles (primarily cars and light trucks) under agreements that are cancelable after the first year, but typically continue on a month-to-month basis until canceled by the Company. The vehicle leases and certain other non-cancelable operating leases contain residual value guarantees that create a contingent obligation on the part of the Company to compensate the lessor if the leased asset cannot be sold for an amount in excess of a specified minimum value at the conclusion of the lease term. If all such vehicle leases had been canceled as of September 30, 2010, the Company’s residual value guarantee would have approximated $5.1 million.

The Scotts Miracle-Gro Company

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Other residual value guarantee amounts that apply at the conclusion of non-cancelable lease terms are as follows:

	Amount of	Lease
	Guarantee	Termination Date

Scotts LawnService® vehicles	$16.0 million	2013
Corporate aircraft	12.8 million	2012

Rent expense for fiscal 2010, fiscal 2009 and fiscal 2008 totaled $68.1 million, $65.2 million and $67.5 million, respectively.

NOTE 18.	COMMITMENTS

The Company has the following unconditional purchase obligations due during each of the next five fiscal years that have not been recognized on the Consolidated Balance Sheet at September 30, 2010 (in millions):

2011	$178.2
2012	84.5
2013	58.5
2014	11.7
2015	5.0
Thereafter	2.5

$340.4

Purchase obligations primarily represent commitments for materials used in the Company’s manufacturing processes, as well as commitments for warehouse services, grass seed and out-sourced information services.

In addition, the Company leases certain property and equipment from third parties under various non-cancelable operating lease agreements. Future minimum lease payments for non-cancelable operating leases not included above are included in “NOTE 17. OPERATING LEASES.”

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

Other Regulatory Matters

At September 30, 2010, $2.6 million was accrued for other regulatory matters in the “Other liabilities” line in the Consolidated Balance Sheet. The amounts accrued are believed to be adequate to cover such known

The Scotts Miracle-Gro Company

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

environmental exposures based on current facts and estimates of likely outcomes. However, if facts and circumstances change significantly, they could result in a material adverse effect on the Company’s financial condition, results of operations or cash flows.

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

Financial instruments which potentially subject the Company to concentration of credit risk consist principally of trade accounts receivable. The Company sells its consumer products to a wide variety of retailers, including home centers, mass merchandisers, warehouse clubs, large hardware chains, independent hardware stores, nurseries, garden centers, food and drug stores, commercial nurseries and greenhouses and specialty crop growers. Concentrations of accounts receivable at September 30, net of accounts receivable pledged ($17.0 million for 2009) under the terms of the 2009 MARP Agreement whereby the purchaser has assumed the risk associated with the debtor’s financial inability to pay, were as follows:

	2010	2009

Due from customers geographically located in North America	72%	76%
Applicable to the consumer business	85%	84%
Applicable primarily to Scotts LawnService® and the professional businesses	15%	16%
Top 3 customers as a percent of total North America Consumer accounts receivable	73%	63%

The remainder of the Company’s accounts receivable at September 30, 2010 and 2009 were generated from customers located outside of North America, primarily retailers, distributors, nurseries and growers in Europe. No concentrations of customers or individual customers within this group accounted for more than 10% of the Company’s accounts receivable at either balance sheet date.

The Scotts Miracle-Gro Company

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Company’s three largest customers are reported within the Global Consumer segment and are the only customers that individually represent more than 10% of reported consolidated net sales for each of the last three fiscal years. These three customers accounted for the following percentages of consolidated net sales for the fiscal years ended September 30:

	Largest	2nd Largest	3rd Largest
	Customer	Customer	Customer

2010	27.6%	16.6%	14.6%
2009	27.1%	15.6%	15.0%
2008	22.2%	14.3%	14.1%

NOTE 21.	OTHER (INCOME) EXPENSE

Other (income) expense consisted of the following for the fiscal years ended September 30 (in millions):

	2010	2009	2008

Royalty income, net	$(4.5)	$(4.1)	$(9.6)
Gain from peat transaction	(2.1)	(1.0)	(1.2)
Franchise fees	(0.5)	(0.6)	(0.2)
Foreign currency losses	0.3	0.1	0.9
Other, net	(1.4)	5.9	2.4

Total	$(8.2)	$0.3	$(7.7)

NOTE 22.	SEGMENT INFORMATION

The Company divides its business into the following segments — Global Consumer, Global Professional and Scotts LawnService®. For the first three quarters of fiscal 2010, the Company included Corporate & Other as a separate reportable segment. That segment included the Smith & Hawken business until the first quarter of fiscal 2010, at which time substantially all operational activities of Smith & Hawken were discontinued and the Company classified Smith & Hawken as discontinued operations. As a result, Corporate activity is no longer presented as part of a segment. This division of reportable segments is consistent with how the segments report to and are managed by senior management of the Company.

Certain reclassifications were made to the Global Consumer and Global Professional prior period amounts to reflect changes in the structure of the Company’s organization effective in fiscal 2010. For fiscal 2010, the Company’s consumer businesses in Australia, Latin America and Italy were reported as part of its Global Consumer segment. Previously, these businesses were reported as part of the Company’s Global Professional segment.

The Global Consumer segment consists of the U.S. Consumer and International Consumer business groups. The business groups comprising this segment manufacture, market and sell dry, granular slow-release lawn fertilizers, combination lawn fertilizer and control products, grass seed, spreaders, water-soluble, liquid and continuous release garden and indoor plant foods, plant care products, potting, garden and lawn soils, mulches and other growing media products, wild bird food, pesticide and rodenticide products. Products are marketed to mass merchandisers, home centers, large hardware chains, warehouse clubs, distributors, garden centers and grocers in the United States, Canada, Europe, Latin America, and Australia.

The Global Professional segment is focused on a full line of horticultural products including controlled-release and water-soluble fertilizers and plant protection products, wetting agents, grass seed products, spreaders and customer application services. Products are sold to commercial nurseries and greenhouses and specialty crop growers, primarily in North America and Europe. On August 10, 2010, the Company indicated it is actively exploring strategic alternatives for its Global Professional business segment. These strategic alternatives include the potential divestiture of that segment, consistent with the Company’s previously stated intent to focus on its core Global Consumer business segment.

The Scotts Miracle-Gro Company

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Scotts LawnService® segment provides residential and commercial lawn fertilization, disease and insect control and other related services such as tree and shrub fertilization and limited pest control services through Company-owned branches and franchises in the United States.

The accounting policies of the segments are the same as those described in the “NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES.” The Company evaluates segment performance based on several factors, including income from operations before amortization, product registration and recall costs, and impairment, restructuring and other charges. Management uses this measure of operating profit to gauge segment performance because the Company believes this metric is the most indicative of performance trends and the overall earnings potential of each segment. Total assets reported for the Company’s operating segments include the intangible assets for the acquired businesses within those segments.

Corporate consists primarily of unallocated corporate general and administrative expenses and certain other income/expense items not allocated to the business segments. Corporate assets primarily include deferred financing and debt issuance costs and corporate intangible assets, as well as deferred tax assets. For capital expenditures and total assets, Corporate also includes Smith & Hawken, which is classified as discontinued operations on the Consolidated Statements of Operations.

The following table presents summarized financial information concerning the Company’s reportable segments for fiscal years ended September 30 (in millions):

	2010	2009	2008

Net sales:
Global Consumer	$2,649.7	$2,485.3	$2,282.5
Global Professional	266.9	265.4	316.4
Scotts LawnService®	224.1	231.1	247.4

Segment total	3,140.7	2,981.8	2,846.3
Roundup® amortization	(0.8)	(0.8)	(0.8)
Product registration and recall matters — returns	—	(0.3)	(22.3)

	$3,139.9	$2,980.7	$2,823.2

Operating income (loss):
Global Consumer	$504.1	$430.1	$346.5
Global Professional	12.1	18.6	31.7
Scotts LawnService®	24.3	19.0	11.3

Segment total	540.5	467.7	389.5
Corporate	(117.8)	(129.0)	(71.6)
Roundup® amortization	(0.8)	(0.8)	(0.8)
Amortization	(10.1)	(11.7)	(15.1)
Product registration and recall matters	(8.7)	(28.6)	(51.1)
Impairment of assets	(18.5)	—	(111.1)

	$384.6	$297.6	$139.8

The Scotts Miracle-Gro Company

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	2010	2009	2008

Depreciation & amortization:
Global Consumer	$41.0	$39.7	$42.2
Global Professional	2.7	3.5	3.3
Scotts LawnService®	3.8	4.9	5.2
Corporate	11.9	12.3	19.6

	$59.4	$60.4	$70.3

Capital expenditures:
Global Consumer	$72.2	$62.6	$50.2
Global Professional	0.5	1.8	1.0
Scotts LawnService®	1.5	1.8	1.8
Corporate	9.2	9.2	7.2

	$83.4	$75.4	$60.2

	2010	2009

Total assets:
Global Consumer	$1,457.4	$1,504.5
Global Professional	322.2	334.1
Scotts LawnService®	177.7	176.1
Corporate	206.7	205.4

	$2,164.0	$2,220.1

The following table presents net sales and long-lived assets (property, plant and equipment and finite-lived intangibles) by geographic area for fiscal 2010, fiscal 2009 and fiscal 2008 (in millions):

	2010	2009	2008

Net sales:
United States	$2,479.6	$2,367.3	$2,121.6
International	660.3	613.4	701.6

	$3,139.9	$2,980.7	$2,823.2

Long-lived assets:
United States	$407.8	$358.3	$338.1
International	83.7	96.2	94.6

	$491.5	$454.5	$432.7

The Scotts Miracle-Gro Company

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 23.	QUARTERLY CONSOLIDATED FINANCIAL INFORMATION (UNAUDITED)

The following is a summary of the unaudited quarterly results of operations for fiscal 2010 and fiscal 2009 (in millions, except per share data).

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter	Full Year

FISCAL 2010
Net sales	$302.2	$1,123.1	$1,238.9	$475.7	$3,139.9
Gross profit	65.1	436.0	504.8	141.4	1,147.3
Income (loss) from continuing operations	(49.8)	119.9	175.9	(33.6)	212.4
Income (loss) from discontinued operations, net of tax	(7.9)	(1.4)	—	1.0	(8.3)
Net income (loss)	(57.7)	118.5	175.9	(32.6)	204.1
Basic earnings (loss) per common share:
Income (loss) from continuing operations	$(0.76)	$1.81	$2.65	$(0.51)	$3.20
Income (loss) from discontinued operations, net of tax	(0.12)	(0.02)	—	0.02	(0.12)

Net income (loss)	$(0.88)	$1.79	$2.65	$(0.49)	$3.08

Common shares used in basic EPS calculation	65.9	66.2	66.5	66.5	66.3
Diluted earnings (loss) per common share:
Income (loss) from continuing operations	$(0.76)	$1.78	$2.59	$(0.51)	$3.14
Income (loss) from discontinued operations, net of tax	(0.12)	(0.02)	—	0.02	(0.12)

Net income (loss)	$(0.88)	$1.76	$2.59	$(0.49)	$3.02

Common shares and dilutive potential common shares used in diluted EPS calculation	65.9	67.4	67.9	66.5	67.6

FISCAL 2009
Net sales	$286.1	$940.7	$1,231.4	$522.5	$2,980.7
Gross profit	77.3	356.3	475.7	148.3	1,057.6
Income (loss) from continuing operations	(52.9)	84.1	150.7	(27.3)	154.6
Income (loss) from discontinued operations, net of tax	(4.1)	(6.7)	(2.9)	12.4	(1.3)
Net income (loss)	(57.0)	77.4	147.8	(14.9)	153.3
Basic earnings (loss) per common share:
Income (loss) from continuing operations	$(0.82)	$1.29	$2.32	$(0.42)	$2.38
Income (loss) from discontinued operations, net of tax	(0.06)	(0.10)	(0.05)	0.19	(0.02)

Net income (loss)	$(0.88)	$1.19	$2.27	$(0.23)	$2.36

Common shares used in basic EPS calculation	64.7	64.9	65.0	65.3	65.0
Diluted earnings (loss) per common share:
Income (loss) from continuing operations	$(0.82)	$1.28	$2.28	$(0.42)	$2.34
Income (loss) from discontinued operations, net of tax	(0.06)	(0.10)	(0.05)	0.19	(0.02)

Net income (loss)	$(0.88)	$1.18	$2.23	$(0.23)	$2.32

Common shares and dilutive potential common shares used in diluted EPS calculation	64.7	65.8	66.1	65.3	66.1

The Scotts Miracle-Gro Company

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Common share equivalents, such as share-based awards, are excluded from the diluted loss per common share calculation in periods where there is a loss from continuing operations because the effect of their inclusion would be anti-dilutive.

The Company’s business is highly seasonal, with 70% to 75% of net sales occurring in the second and third fiscal quarters.

Unusual items during fiscal 2010 consisted of impairment and product registration and recall charges. These items are reflected in the quarterly financial information as follows: first quarter product registration and recall charges of $2.6 million; second quarter product registration and recall charges of $1.7 million; third quarter product registration and recall charges of $1.5 million; and fourth quarter impairment charges of $18.5 million and product registration and recall charges of $2.9 million. Unusual items in discontinued operations consisted of Smith & Hawken restructuring and other charges of $17.1 million in the first quarter, offset by a gain of approximately $18 million from the sale of Smith & Hawken intellectual property; restructuring and other charges of $1.9 million in the second quarter; restructuring and other charges of $0.3 million in the third quarter; and restructuring and other charges of $(1.0) million in the fourth quarter.

Unusual items during fiscal 2009 consisted of product registration and recall charges. These items are reflected in the quarterly financial information as follows: first quarter product registration and recall charges of $7.6 million; second quarter product registration and recall charges of $8.0 million; third quarter product registration and recall charges of $6.4 million; and fourth quarter product registration and recall charges of $6.6 million. Unusual items in discontinued operations consisted of Smith & Hawken restructuring and other charges of $2.7 million in the third quarter and $12.0 million in the fourth quarter, as well as an $18.4 million reduction in deferred tax asset valuation allowances for Smith & Hawken in the fourth quarter.

NOTE 24.	FINANCIAL INFORMATION FOR SUBSIDIARY GUARANTORS AND NON-GUARANTORS

The Senior Notes issued by Scotts Miracle-Gro on January 14, 2010 are guaranteed by certain of its domestic subsidiaries and, therefore, the Company has disclosed condensed, consolidating financial information in accordance with SEC Regulation S-X Rule 3-10, Financial Statements of Guarantors and Issuers of Guaranteed Securities Registered or Being Registered. The following 100% directly or indirectly owned subsidiaries fully and unconditionally guarantee the Senior Notes on a joint and several basis: EG Systems, Inc., dba Scotts LawnService®; Gutwein & Co., Inc.; Hyponex Corporation; Miracle-Gro Lawn Products, Inc.; OMS Investments, Inc.; Rod McLellan Company; Sanford Scientific, Inc.; Scotts Temecula Operations, LLC; Scotts Manufacturing Company; Scotts Products Co.; Scotts Professional Products Co.; Scotts-Sierra Crop Protection Company; Scotts-Sierra Horticultural Products Company; Scotts-Sierra Investments, Inc.; SMG Growing Media, Inc.; Swiss Farms Products, Inc.; and The Scotts Company LLC (collectively, the “Guarantors”). Teak 2, Ltd., f/k/a Smith & Hawken, Ltd., was released from its guarantee under the Senior Notes on March 18, 2010. Accordingly, Teak 2, Ltd. has been classified as a Non-Guarantor for all periods presented in the condensed, consolidating financial information accompanying this Note 24.

The following information presents condensed, consolidating Statements of Operations and Statements of Cash Flows for each of the three years in the period ended September 30, 2010, and condensed, consolidating Balance Sheets as of September 30, 2010 and 2009. The condensed, consolidating financial information presents, in separate columns, financial information for: Scotts Miracle-Gro on a Parent-only basis, carrying its investment in subsidiaries under the equity method; Guarantors on a combined basis, carrying investments in subsidiaries which do not guarantee the debt (collectively, the “Non-Guarantors”) under the equity method; Non-Guarantors on a combined basis; and eliminating entries. The eliminating entries primarily reflect intercompany transactions, such as interest expense, accounts receivable and payable, short and long-term debt, and the elimination of equity investments and income in subsidiaries. Because the Parent is obligated to pay the unpaid principal amount and interest on all amounts borrowed by the Guarantors or Non-Guarantors under the senior secured five-year revolving

The Scotts Miracle-Gro Company

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

loan facility, the borrowings and related interest expense for the revolving loans outstanding of the Guarantors and Non-Guarantors are also presented in the accompanying Parent-only financial information, and are then eliminated.

The Scotts Miracle-Gro Company

Condensed, Consolidating Statement of Operations
for the fiscal year ended September 30, 2010

		Subsidiary	Non-
	Parent	Guarantors	Guarantors	Eliminations	Consolidated
	(In millions)

Net sales	$—	$2,498.3	$641.6	$—	$3,139.9
Cost of sales	—	1,550.5	439.1	—	1,989.6
Cost of sales — product registration and recall matters	—	3.0	—	—	3.0

Gross profit	—	944.8	202.5	—	1,147.3
Operating expenses:
Selling, general and administrative	—	596.0	150.7	—	746.7
Impairment, restructuring and other charges	—	18.2	0.3	—	18.5
Product registration and recall matters	—	5.7	—	—	5.7
Other income, net	—	(5.0)	(3.2)	—	(8.2)

Income from operations	—	329.9	54.7	—	384.6
Equity income in subsidiaries	(212.5)	(32.0)	—	244.5	—
Other non-operating income	(24.0)	—	—	24.0	—
Interest expense	37.6	28.7	4.5	(24.0)	46.8

Income before taxes	198.9	333.2	50.2	(244.5)	337.8
Income tax expense (benefit)	(5.2)	121.2	9.4	—	125.4

Income from continuing operations	204.1	212.0	40.8	(244.5)	212.4
Income (loss) from discontinued operations, net of tax	—	—	(8.3)	—	(8.3)

Net income	$204.1	$212.0	$32.5	$(244.5)	$204.1

The Scotts Miracle-Gro Company

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Scotts Miracle-Gro Company

Condensed, Consolidating Statement of Cash Flows
for the fiscal year ended September 30, 2010

		Subsidiary	Non-
	Parent	Guarantors	Guarantors	Eliminations	Consolidated
	(In millions)

NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	$(4.2)	$269.6	$30.5	$—	$295.9

INVESTING ACTIVITIES
Proceeds from sale of long-lived assets	—	5.4	19.1	—	24.5
Investments in property, plant and equipment	—	(77.1)	(6.3)	—	(83.4)
Investments in intellectual property	—	—	—	—	—
Investments in acquired businesses, net of cash acquired	—	—	—	—	—

Net cash provided by (used in) investing activities	—	(71.7)	12.8	—	(58.9)

FINANCING ACTIVITIES
Borrowings under revolving and bank lines of credit and term loans	—	593.4	428.0	—	1,021.4
Repayments under revolving and bank lines of credit and term loans	—	(851.6)	(539.8)	—	(1,391.4)
Proceeds from issuance of 7.25% Senior Notes, net of discount	198.5	—	—	—	198.5
Financing and issuance fees	(5.5)	—	—	—	(5.5)
Dividends paid	(42.6)	—	—	—	(42.6)
Payments on sellers notes	—	(0.6)	—	—	(0.6)
Purchase of common shares	(25.0)	—	—	—	(25.0)
Excess tax benefits from share-based payment arrangements	—	6.4	—	—	6.4
Cash received from exercise of stock options	22.5	—	—	—	22.5
Intercompany financing	(143.7)	52.5	91.2	—	—

Net cash provided by (used in) financing activities	4.2	(199.9)	(20.6)	—	(216.3)

Effect of exchange rate changes	—	—	(3.2)	—	(3.2)

Net increase (decrease) in cash	—	(2.0)	19.5	—	17.5
Cash and cash equivalents, beginning of year	—	7.0	64.6	—	71.6

Cash and cash equivalents, end of year	$—	$5.0	$84.1	$—	$89.1

The Scotts Miracle-Gro Company

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Scotts Miracle-Gro Company

Condensed, Consolidating Balance Sheet
As of September 30, 2010

		Subsidiary	Non-
	Parent	Guarantors	Guarantors	Eliminations	Consolidated
	(In millions)

ASSETS
Current assets:
Cash and cash equivalents	$—	$5.0	$84.1	$—	$89.1
Accounts receivable, net	—	284.5	123.9	—	408.4
Inventories, net	—	305.1	98.5	—	403.6
Prepaid and other assets	—	99.0	37.5	—	136.5

Total current assets	—	693.6	344.0	—	1,037.6
Property, plant and equipment, net	—	338.2	56.6	—	394.8
Goodwill	—	305.1	67.7	—	372.8
Intangible assets, net	—	275.2	55.0	—	330.2
Other assets	13.9	16.1	43.8	(45.2)	28.6
Equity investment in subsidiaries	773.7	—	—	(773.7)	—
Intercompany receivables	496.1	—	—	(496.1)	—

Total assets	$1,283.7	$1,628.2	$567.1	$(1,315.0)	$2,164.0

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current portion of debt	$193.2	$1.8	$—	$—	$195.0
Accounts payable	—	94.6	58.5	—	153.1
Other current liabilities	3.6	251.7	120.5	—	375.8

Total current liabilities	196.8	348.1	179.0	—	723.9
Long-term debt	318.8	25.5	102.1	(9.7)	436.7
Other liabilities	3.6	205.9	74.6	(45.2)	238.9
Equity investment in subsidiaries	—	63.6	—	(63.6)	—
Intercompany payables	—	210.0	276.4	(486.4)	—

Total liabilities	519.2	853.1	632.1	(604.9)	1,399.5
Shareholders’ equity	764.5	775.1	(65.0)	(710.1)	764.5

Total liabilities and shareholders’ equity	$1,283.7	$1,628.2	$567.1	$(1,315.0)	$2,164.0

The Scotts Miracle-Gro Company

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Scotts Miracle-Gro Company

Condensed, Consolidating Statement of Operations
for the fiscal year ended September 30, 2009

		Subsidiary	Non-
	Parent	Guarantors	Guarantors	Eliminations	Consolidated
	(In millions)

Net sales	$—	$2,382.7	$598.0	$—	$2,980.7
Cost of sales	—	1,503.5	407.9	—	1,911.4
Cost of sales — product registration and recall matters	—	11.7	—	—	11.7

Gross profit	—	867.5	190.1	—	1,057.6
Operating expenses:
Selling, general and administrative	—	577.6	165.3	—	742.9
Product registration and recall matters	—	16.8	—	—	16.8
Other (income) expense, net	—	2.5	(2.2)	—	0.3

Income from operations	—	270.6	27.0	—	297.6
Equity income in subsidiaries	(155.1)	(7.2)	—	162.3	—
Other non-operating income	(33.6)	—	—	33.6	—
Interest expense	36.3	43.1	10.6	(33.6)	56.4

Income before taxes	152.4	234.7	16.4	(162.3)	241.2
Income tax expense (benefit)	(0.9)	79.7	7.8	—	86.6

Income from continuing operations	153.3	155.0	8.6	(162.3)	154.6
Loss from discontinued operations, net of tax	—	—	(1.3)	—	(1.3)

Net income	$153.3	$155.0	$7.3	$(162.3)	$153.3

The Scotts Miracle-Gro Company

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Scotts Miracle-Gro Company

Condensed, Consolidating Statement of Cash Flows
for the fiscal year ended September 30, 2009

		Subsidiary	Non-
	Parent	Guarantors	Guarantors	Eliminations	Consolidated
	(In millions)

NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	$(2.4)	$237.4	$29.6	$—	$264.6

INVESTING ACTIVITIES
Proceeds from sale of long-lived assets	—	1.4	—	—	1.4
Investments in property, plant and equipment	—	(54.3)	(17.7)	—	(72.0)
Investments in intellectual property	—	(3.4)	—	—	(3.4)
Investments in acquired businesses, net of cash acquired	—	—	(9.3)	—	(9.3)

Net cash used in investing activities	—	(56.3)	(27.0)	—	(83.3)

FINANCING ACTIVITIES
Borrowings under revolving and bank lines of credit and term loans	—	1,181.5	376.5	—	1,558.0
Repayments under revolving and bank lines of credit and term loans	—	(1,314.9)	(421.1)	—	(1,736.0)
Financing and issuance fees	—	(0.1)	—	—	(0.1)
Dividends paid	(33.4)	—	—	—	(33.4)
Payments on sellers notes	—	(1.4)	—	—	(1.4)
Excess tax benefits from share-based payment arrangements	—	4.1	—	—	4.1
Cash received from exercise of stock options	14.8	—	—	—	14.8
Intercompany financing	21.0	(47.8)	26.8	—	—

Net cash provided by (used in) financing activities	2.4	(178.6)	(17.8)	—	(194.0)

Effect of exchange rate changes	—	—	(0.4)	—	(0.4)

Net increase (decrease) in cash	—	2.5	(15.6)	—	(13.1)
Cash and cash equivalents, beginning of year	—	4.5	80.2	—	84.7

Cash and cash equivalents, end of year	$—	$7.0	$64.6	$—	$71.6

The Scotts Miracle-Gro Company

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Scotts Miracle-Gro Company

Condensed, Consolidating Balance Sheet
As of September 30, 2009

		Subsidiary	Non-
	Parent	Guarantors	Guarantors	Eliminations	Consolidated
	(In millions)

ASSETS
Current assets:
Cash and cash equivalents	$—	$7.0	$64.6	$—	$71.6
Accounts receivable, net	—	269.1	115.2	—	384.3
Accounts receivable pledged	—	17.0	—	—	17.0
Inventories, net	—	328.9	130.0	—	458.9
Prepaid and other assets	—	112.4	46.7	—	159.1

Total current assets	—	734.4	356.5	—	1,090.9
Property, plant and equipment, net	—	306.1	63.6	—	369.7
Goodwill	—	305.1	70.1	—	375.2
Intangible assets, net	—	299.2	65.0	—	364.2
Other assets	12.5	14.4	41.3	(48.1)	20.1
Equity investment in subsidiaries	579.4	—	—	(579.4)	—
Intercompany receivables	798.7	—	—	(798.7)	—

Total assets	$1,390.6	$1,659.2	$596.5	$(1,426.2)	$2,220.1

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current portion of debt	$154.0	$5.9	$0.5	$—	$160.4
Accounts payable	—	125.3	64.7	—	190.0
Other current liabilities	1.5	263.1	141.8	—	406.4

Total current liabilities	155.5	394.3	207.0	—	756.8
Long-term debt	632.8	125.7	221.6	(330.4)	649.7
Other liabilities	17.8	192.8	66.6	(48.1)	229.1
Equity investment in subsidiaries	—	82.9	—	(82.9)	—
Intercompany payables	—	282.6	185.7	(468.3)	—

Total liabilities	806.1	1,078.3	680.9	(929.7)	1,635.6
Shareholders’ equity	584.5	580.9	(84.4)	(496.5)	584.5

Total liabilities and shareholders’ equity	$1,390.6	$1,659.2	$596.5	$(1,426.2)	$2,220.1

The Scotts Miracle-Gro Company

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Scotts Miracle-Gro Company

Condensed, Consolidating Statement of Operations
for the fiscal year ended September 30, 2008

		Subsidiary	Non-
	Parent	Guarantors	Guarantors	Eliminations	Consolidated
	(In millions)

Net sales	$—	$2,141.4	$681.8	$—	$2,823.2
Cost of sales	—	1,418.2	464.8	—	1,883.0
Cost of sales — impairment, restructuring and other charges	—	1.3	—	—	1.3
Cost of sales — product registration and recall matters	—	27.2	—	—	27.2

Gross profit	—	694.7	217.0	—	911.7
Operating expenses:
Selling, general and administrative	—	469.0	188.1	—	657.1
Impairment, restructuring and other charges	—	41.7	68.1	—	109.8
Product registration and recall matters	—	12.7	—	—	12.7
Other (income) expense, net	—	(8.5)	0.8	—	(7.7)

Income (loss) from operations	—	179.8	(40.0)	—	139.8
Equity loss in subsidiaries	9.1	84.6	—	(93.7)	—
Other non-operating income	(46.5)	—	—	46.5	—
Interest expense	49.2	57.3	22.2	(46.5)	82.2

Income (loss) before taxes	(11.8)	37.9	(62.2)	93.7	57.6
Income tax expense (benefit)	(0.9)	45.4	(19.7)	—	24.8

Income (loss) from continuing operations	(10.9)	(7.5)	(42.5)	93.7	32.8
Loss from discontinued operations, net of tax	—	—	(43.7)	—	(43.7)

Net loss	$(10.9)	$(7.5)	$(86.2)	$93.7	$(10.9)

The Scotts Miracle-Gro Company

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Scotts Miracle-Gro Company

Condensed, Consolidating Statement of Cash Flows
for the fiscal year ended September 30, 2008

		Subsidiary	Non-
	Parent	Guarantors	Guarantors	Eliminations	Consolidated
	(In millions)

NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	$(2.2)	$222.9	$(19.8)	$—	$200.9

INVESTING ACTIVITIES
Proceeds from sale of long-lived assets	—	1.1	—	—	1.1
Investments in property, plant and equipment	—	(45.1)	(11.0)	—	(56.1)
Investments in intellectual property	—	(4.1)	—	—	(4.1)

Net cash used in investing activities	—	(48.1)	(11.0)	—	(59.1)

FINANCING ACTIVITIES
Borrowings under revolving and bank lines of credit and term loans	—	689.3	252.8	—	942.1
Repayments under revolving and bank lines of credit and term loans	—	(821.4)	(220.6)	—	(1,042.0)
Dividends paid	(32.5)	—	—	—	(32.5)
Payments on sellers notes	—	(2.7)	—	—	(2.7)
Excess tax benefits from share-based payment arrangements	—	2.9	—	—	2.9
Cash received from exercise of stock options	9.2	—	—	—	9.2
Intercompany financing	25.5	(40.8)	15.3	—	—

Net cash provided by (used in) financing activities	2.2	(172.7)	47.5	—	(123.0)

Effect of exchange rate changes	—	—	(2.0)	—	(2.0)

Net increase in cash	—	2.1	14.7	—	16.8
Cash and cash equivalents, beginning of year	—	2.4	65.5	—	67.9

Cash and cash equivalents, end of year	$—	$4.5	$80.2	$—	$84.7

The Scotts Miracle-Gro Company

Schedule II — Valuation and Qualifying Accounts
for the fiscal year ended September 30, 2010

Column A	Column B	Column C	Column D	Column E	Column F
	Balance		Additions	Deductions
	at		Charged	Credited	Balance
	Beginning	Reserves	to	and	at End of
Classification	of Period	Acquired	Expense	Write-Offs	Period
	(In millions)

Valuation and qualifying accounts deducted from the assets to which they apply:
Inventory reserve	$24.7	$—	$9.0	$(16.1)	$17.6
Inventory reserve — product recalls	8.3	—	0.8	(5.6)	3.5
Allowance for doubtful accounts	11.1	—	4.4	(5.3)	10.2
Income tax valuation allowance	43.1	—	0.5	(1.3)	42.3

Schedule II — Valuation and Qualifying Accounts
for the fiscal year ended September 30, 2009

Column A	Column B	Column C	Column D	Column E	Column F
	Balance		Additions	Deductions
	at		Charged	Credited	Balance
	Beginning	Reserves	to	and	at End of
Classification	of Period	Acquired	Expense	Write-Offs	Period
	(In millions)

Valuation and qualifying accounts deducted from the assets to which they apply:
Inventory reserve	$17.5	$—	$14.1	$(6.9)	$24.7
Inventory reserve — product recalls	8.7	—	2.9	(3.3)	8.3
Allowance for doubtful accounts	10.6	—	6.2	(5.7)	11.1
Income tax valuation allowance	65.8	—	1.8	(24.5)	43.1

Schedule II — Valuation and Qualifying Accounts
for the fiscal year ended September 30, 2008

Column A	Column B	Column C	Column D	Column E	Column F
	Balance		Additions	Deductions
	at		Charged	Credited	Balance
	Beginning	Reserves	to	and	at End of
Classification	of Period	Acquired	Expense	Write-Offs	Period
	(In millions)

Valuation and qualifying accounts deducted from the assets to which they apply:
Inventory reserve	$15.6	$—	$13.3	$(11.4)	$17.5
Inventory reserve — product recalls	—	—	16.7	(8.0)	8.7
Allowance for doubtful accounts	11.4	—	4.7	(5.5)	10.6
Income tax valuation allowance	41.0	—	27.0	(2.2)	65.8

The Scotts Miracle-Gro Company

Index to Exhibits

Exhibit
No.		Description	Location

3	.1(a)	Initial Articles of Incorporation of The Scotts Miracle-Gro Company as filed with the Ohio Secretary of State on November 22, 2004	Incorporated herein by reference to the Current Report on Form 8-K of The Scotts Miracle-Gro Company (the “Registrant”) filed March 24, 2005 (File No. 1-11593) [Exhibit 3.1]
3	.1(b)	Certificate of Amendment by Shareholders to Articles of Incorporation of The Scotts Miracle-Gro Company as filed with the Ohio Secretary of State on March 18, 2005	Incorporated herein by reference to the Registrant’s Current Report on Form 8-K filed March 24, 2005 (File No. 1-11593) [Exhibit 3.2]
3.2		Code of Regulations of The Scotts Miracle-Gro Company	Incorporated herein by reference to the Registrant’s Current Report on Form 8-K filed March 24, 2005 (File No. 1-11593) [Exhibit 3.3]
4.1		Indenture, dated as of January 14, 2010, among The Scotts Miracle-Gro Company, the guarantors from time to time party thereto and U.S. Bank National Association, as trustee	Incorporated herein by reference to the Registrant’s Current Report on Form 8-K filed January 14, 2010 (File No. 1-11593) [Exhibit 4.1]
4.2		First Supplemental Indenture, dated as of January 14, 2010, among The Scotts Miracle-Gro Company, the guarantors named therein and U.S. Bank National Association, as trustee	Incorporated herein by reference to the Registrant’s Current Report on Form 8-K filed January 14, 2010 (File No. 1-11593) [Exhibit 4.2]
4.3		Form of 7.25% Senior Notes due 2018	Incorporated herein by reference to the Registrant’s Current Report on Form 8-K filed January 14, 2010 (File No. 1-11593) [Included in Exhibit 4.2]
4.4		Agreement to furnish copies of instruments and agreements defining rights of holders of long-term debt	*
10	.1(a)	Amended and Restated Agreement and Plan of Merger, dated as of May 19, 1995, among Stern’s Miracle-Gro Products, Inc., Stern’s Nurseries, Inc., Miracle-Gro Lawn Products Inc., Miracle-Gro Products Limited, Hagedorn Partnership, L.P., the general partners of Hagedorn Partnership, L.P., Horace Hagedorn, Community Funds, Inc., and John Kenlon, The Scotts Company and ZYX Corporation	Incorporated herein by reference to the Current Report on Form 8-K of The Scotts Company, a Delaware corporation, filed June 2, 1995 (File No. 0-19768) [Exhibit 2(b)]
10	.1(b)	First Amendment to Amended and Restated Agreement and Plan of Merger, made and entered into as of October 1, 1999, among The Scotts Company, Scotts’ Miracle-Gro Products, Inc. (as successor to ZYX Corporation and Stern’s Miracle-Gro Products, Inc.), Miracle-Gro Lawn Products Inc., Miracle-Gro Products Limited, Hagedorn Partnership, L.P., Community Funds, Inc., Horace Hagedorn and John Kenlon, and James Hagedorn, Katherine Hagedorn Littlefield, Paul Hagedorn, Peter Hagedorn, Robert Hagedorn and Susan Hagedorn	Incorporated herein by reference to the Current Report on Form 8-K of The Scotts Company, an Ohio corporation, filed October 5, 1999 (File No. 1-13292) [Exhibit 2]
10	.2(a)	The Scotts Company LLC Excess Benefit Plan for Grandfathered Associates as of January 1, 2005 (executed as of September 30, 2008)	Incorporated herein by reference to the Registrant’s Annual Report on Form 10-K for the fiscal year ended September 30, 2008 (File No. 1-11593) [Exhibit 10.1(a)]

Exhibit
No.		Description	Location

10	.2(b)	The Scotts Company LLC Excess Benefit Plan for Non Grandfathered Associates as of January 1, 2005 (executed as of November 20, 2008)	Incorporated herein by reference to the Registrant’s Annual Report on Form 10-K for the fiscal year ended September 30, 2008 (File No. 1-11593) [Exhibit 10.1(b)]
10	.3(a)	Amended and Restated Credit Agreement, dated as of February 7, 2007, by and among The Scotts Miracle-Gro Company as the “Borrower”; the Subsidiary Borrowers (as defined in the Amended and Restated Credit Agreement); the several banks and other financial institutions from time to time parties to the Amended and Restated Credit Agreement; Bank of America, N.A., as Syndication Agent; The Bank of Tokyo-Mitsubushi UFJ. Ltd, BNP Paribas, CoBank, ACB, BMO Capital Markets Financing, Inc., LaSalle Bank N.A., Cooperatieve Centrale Raiffeisen Boerenleenbank, B.A. “Rabobank Nederland,” New York Branch, Citicorp North America, Inc. and The Bank of Nova Scotia, as Documentation Agents; and JPMorgan Chase Bank, N.A., as Administrative Agent	Incorporated herein by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2007 (File No. 1-11593) [Exhibit 4(a)]
10	.3(b)	First Amendment, dated as of April 10, 2007, to the Amended and Restated Credit Agreement, dated as of February 7, 2007, by and among The Scotts Miracle-Gro Company as the “Borrower”; the Subsidiary Borrowers (as defined in the Amended and Restated Credit Agreement); the several banks and other financial institutions from time to time parties to the Amended and Restated Credit Agreement; the Syndication Agent and the Documentation Agents named in the Amended and Restated Credit Agreement; and JPMorgan Chase Bank, N.A., as Administrative Agent	Incorporated herein by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2007 (File No. 1-11593) [Exhibit 4(b)]
10.4		Amended and Restated Guarantee and Collateral Agreement, dated as of February 7, 2007, made by The Scotts Miracle-Gro Company and each Domestic Subsidiary Borrower (and certain of the Subsidiary Borrowers’ domestic subsidiaries) under the Amended and Restated Credit Agreement in favor of JPMorgan Chase Bank, N.A., as Administrative Agent	Incorporated herein by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2007 (File No. 1-11593) [Exhibit 4(c)]
10.5		Foreign Pledge Agreement Acknowledgement and Confirmation, dated as of March 30, 2007, entered into by Scotts Sierra Investments, Inc. and OMS Investments, Inc. in favor of JPMorgan Chase Bank, N.A., as Administrative Agent	Incorporated herein by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2007 (File No. 1-11593) [Exhibit 4(d)]
10	.6(a)(i)	The Scotts Company LLC Amended and Restated Executive/Management Incentive Plan (approved on November 7, 2007 and effective as of October 30, 2007)	Incorporated herein by reference to the Registrant’s Annual Report on Form 10-K for the fiscal year ended September 30, 2007 (File No. 1-11593) [Exhibit 10(b)(2)]
10	.6(a)(ii)	Amendment to The Scotts Company LLC Amended and Restated Executive/Management Incentive Plan (effective as of November 5, 2008) [amended the name of the plan to be The Scotts Company LLC Amended and Restated Executive Incentive Plan]	Incorporated herein by reference to the Registrant’s Current Report on Form 8-K filed November 12, 2008 (File No. 1-11593) [Exhibit 10.2]
10	.6(b)(i)	Specimen form of Employee Confidentiality, Noncompetition, Nonsolicitation Agreement for employees participating in The Scotts Company Executive/Management Incentive Plan (now known as The Scotts Company LLC Amended and Restated Executive Incentive Plan) [2005 version]	Incorporated herein by reference to the Registrant’s Annual Report on Form 10-K for the fiscal year ended September 30, 2008 (File No. 1-11593) [Exhibit 10.2(b)(i)]

Exhibit
No.		Description	Location

10	.6(b)(ii)	Specimen form of Employee Confidentiality, Noncompetition, Nonsolicitation Agreement for employees participating in The Scotts Company LLC Executive/Management Incentive Plan (now known as The Scotts Company LLC Amended and Restated Executive Incentive Plan) [post-2005 version]	Incorporated herein by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended July 1, 2006 (File No. 1-11593) [Exhibit 10.1]
10	.6(c)	Executive Officers of The Scotts Miracle-Gro Company who are parties to form of Employee Confidentiality, Noncompetition, Nonsolicitation Agreement for employees participating in The Scotts Company LLC Amended and Restated Executive Incentive Plan (as of September 30, 2010)	*
10	.7(a)	The Scotts Miracle-Gro Company Amended and Restated 1996 Stock Option Plan (effective as of October 30, 2007)	Incorporated herein by reference to the Registrant’s Annual Report on Form 10-K for the fiscal year ended September 30, 2007 (File No. 1-11593) [Exhibit 10(d)(4)]
10	.7(b)	Specimen form of Stock Option Agreement for Non-Qualified Stock Options granted to employees under The Scotts Company 1996 Stock Option Plan (now known as The Scotts Miracle-Gro Company Amended and Restated 1996 Stock Option Plan)	Incorporated herein by reference to the Current Report on Form 8-K of The Scotts Company, an Ohio corporation, filed November 19, 2004 (File No. 1-11593) [Exhibit 10.7]
10	.8(a)	The Scotts Company LLC Executive Retirement Plan, As Amended and Restated as of January 1, 2005 (executed December 30, 2008)	Incorporated herein by reference to the Registrant’s Current Report on Form 8-K filed January 6, 2009 (File No. 1-11593) [Exhibit 10.1]
10	.8(b)(i)	Trust Agreement between The Scotts Company and Fidelity Management Trust Company for The Scotts Company Nonqualified Deferred Compensation Trust established to assist in discharging obligations under The Scotts Company Nonqualified Deferred Compensation Plan (now known as The Scotts Company LLC Executive Retirement Plan), dated as of January 1, 1998	Incorporated herein by reference to the Registrant’s Annual Report on Form 10-K for the fiscal year ended September 30, 2008 (File No. 1-11593) [Exhibit 10.5(b)(i)]
10	.8(b)(ii)	First Amendment to Trust Agreement between Fidelity Management Trust Company and The Scotts Company with regard to The Scotts Company Nonqualified Deferred Compensation Plan (now known as The Scotts Company LLC Executive Retirement Plan), dated as of March 24, 1998	Incorporated herein by reference to the Registrant’s Annual Report on Form 10-K for the fiscal year ended September 30, 2008 (File No. 1-11593) [Exhibit 10.5(b)(ii)]
10	.8(b)(iii)	Second Amendment to Trust Agreement between Fidelity Management Trust Company and The Scotts Company with regard to The Scotts Company Nonqualified Deferred Compensation Plan (now known as The Scotts Company LLC Executive Retirement Plan) [dated as of January 15, 1999]	Incorporated herein by reference to the Registrant’s Annual Report on Form 10-K for the fiscal year ended September 30, 2008 (File No. 1-11593) [Exhibit 10.5(b)(iii)]
10	.8(b)(iv)	Third Amendment to Trust Agreement between Fidelity Management Trust Company and The Scotts Company with regard to The Scotts Company Nonqualified Deferred Compensation Plan (now known as The Scotts Company LLC Executive Retirement Plan) [dated as of July 1, 1999]	Incorporated herein by reference to the Registrant’s Annual Report on Form 10-K for the fiscal year ended September 30, 2008 (File No. 1-11593) [Exhibit 10.5(b)(iv)]
10	.8(b)(v)	Fourth Amendment to Trust Agreement between Fidelity Management Trust Company and The Scotts Company with regard to The Scotts Company Executive Retirement Plan (now known as The Scotts Company LLC Executive Retirement Plan) [dated as of August 1, 1999]	Incorporated herein by reference to the Registrant’s Annual Report on Form 10-K for the fiscal year ended September 30, 2008 (File No. 1-11593) [Exhibit 10.5(b)(v)]

Exhibit
No.		Description	Location

10	.8(b)(vi)	Fifth Amendment to Trust Agreement between Fidelity Management Trust Company and The Scotts Company with regard to The Scotts Company Executive Retirement Plan (now known as The Scotts Company LLC Executive Retirement Plan) [dated as of December 20, 2000]	Incorporated herein by reference to the Registrant’s Annual Report on Form 10-K for the fiscal year ended September 30, 2008 (File No. 1-11593) [Exhibit 10.5(b)(vi)]
10	.8(b)(vii)	Sixth Amendment to Trust Agreement between Fidelity Management Trust Company and The Scotts Company with regard to The Scotts Company Executive Retirement Plan (now known as The Scotts Company LLC Executive Retirement Plan) [effective as of November 29, 2001]	Incorporated herein by reference to the Registrant’s Annual Report on Form 10-K for the fiscal year ended September 30, 2008 (File No. 1-11593) [Exhibit 10.5(b)(vii)]
10	.8(b)(viii)	Seventh Amendment to Trust Agreement between Fidelity Management Trust Company and The Scotts Company with regard to The Scotts Company Executive Retirement Plan (now known as The Scotts Company LLC Executive Retirement Plan) [dated as of September 1, 2002]	Incorporated herein by reference to the Registrant’s Annual Report on Form 10-K for the fiscal year ended September 30, 2008 (File No. 1-11593) [Exhibit 10.5(b)(viii)]
10	.8(b)(ix)	Eighth Amendment to Trust Agreement between Fidelity Management Trust Company and The Scotts Company with regard to The Scotts Company Executive Retirement Plan (now known as The Scotts Company LLC Executive Retirement Plan) [dated as of December 31, 2002]	Incorporated herein by reference to the Registrant’s Annual Report on Form 10-K for the fiscal year ended September 30, 2008 (File No. 1-11593) [Exhibit 10.5(b)(ix)]
10	.8(b)(x)	Ninth Amendment to Trust Agreement between Fidelity Management Trust Company and The Scotts Company with regard to The Scotts Company Executive Retirement Plan (now known as The Scotts Company LLC Executive Retirement Plan) [dated as of October 15, 2004]	Incorporated herein by reference to the Registrant’s Annual Report on Form 10-K for the fiscal year ended September 30, 2008 (File No. 1-11593) [Exhibit 10.5(b)(x)]
10	.8(b)(xi)	Tenth Amendment to Trust Agreement between Fidelity Management Trust Company and The Scotts Company LLC with regard to The Scotts Company Executive Retirement Plan (now known as The Scotts Company LLC Executive Retirement Plan) [dated as of October 2, 2006]	Incorporated herein by reference to the Registrant’s Annual Report on Form 10-K for the fiscal year ended September 30, 2008 (File No. 1-11593) [Exhibit 10.5(b)(xi)]
10	.8(b)(xii)	Eleventh Amendment to Trust Agreement between Fidelity Management Trust Company and The Scotts Company LLC with regard to The Scotts Company LLC Executive Retirement Plan (dated as of February 9, 2007)	Incorporated herein by reference to the Registrant’s Annual Report on Form 10-K for the fiscal year ended September 30, 2008 (File No. 1-11593) [Exhibit 10.5(b)(xii)]
10	.8(c)	Form of Executive Retirement Plan Retention Award Agreement between The Scotts Company LLC and each of David C. Evans, Barry W. Sanders, Denise S. Stump and Vincent C. Brockman (entered into on November 4, 2008)	Incorporated herein by reference to the Registrant’s Current Report on Form 8-K filed October 15, 2008 (File No. 1-11593) [Exhibit 10.2]
10	.9(a)	The Scotts Miracle-Gro Company Amended and Restated 2003 Stock Option and Incentive Equity Plan (effective as of October 30, 2007)	Incorporated herein by reference to the Registrant’s Annual Report on Form 10-K for the fiscal year ended September 30, 2007 (File No. 1-11593) [Exhibit 10(j)(3)]
10	.9(b)(i)	Specimen form of Award Agreement for Directors used to evidence grants of Nonqualified Stock Options made under The Scotts Company 2003 Stock Option and Incentive Equity Plan (now known as The Scotts Miracle-Gro Company Amended and Restated 2003 Stock Option and Incentive Equity Plan) [2003 version]	Incorporated herein by reference to the Current Report on Form 8-K of The Scotts Company, an Ohio corporation, filed November 19, 2004 (File No. 1-11593) [Exhibit 10.9]

Exhibit
No.		Description	Location

10	.9(b)(ii)	Specimen form of Award Agreement for Directors used to evidence grants of Nonqualified Stock Options made under The Scotts Miracle-Gro Company 2003 Stock Option and Incentive Equity Plan (now known as The Scotts Miracle-Gro Company Amended and Restated 2003 Stock Option and Incentive Equity Plan) [post-2003 version]	Incorporated herein by reference to the Registrant’s Annual Report on Form 10-K for the fiscal year ended September 30, 2005 (File No. 1-11593) [Exhibit 10(v)]
10	.9(c)(i)	Specimen form of Award Agreement for Nondirectors used to evidence grants of Incentive Stock Options, Nonqualified Stock Options, Stock Appreciation Rights, Restricted Stock and Performance Stock made under The Scotts Company 2003 Stock Option and Incentive Equity Plan (now known as The Scotts Miracle-Gro Company Amended and Restated 2003 Stock Option and Incentive Equity Plan) [pre-December 1, 2004 version]	Incorporated herein by reference to the Current Report on Form 8-K of The Scotts Company, an Ohio corporation, filed November 19, 2004 (File No. 1-11593) [Exhibit 10.8]
10	.9(c)(ii)	Specimen form of Award Agreement for Nondirectors used to evidence grants of Incentive Stock Options, Nonqualified Stock Options, Stock Appreciation Rights, Restricted Stock and Performance Shares made under The Scotts Miracle-Gro Company 2003 Stock Option and Incentive Equity Plan (now known as The Scotts Miracle-Gro Company Amended and Restated 2003 Stock Option and Incentive Equity Plan) [post-December 1, 2004 version]	Incorporated herein by reference to the Registrant’s Annual Report on Form 10-K for the fiscal year ended September 30, 2005 (File No. 1-11593) [Exhibit 10(u)]
10	.10(a)(i)	The Scotts Miracle-Gro Company Amended and Restated 2006 Long-Term Incentive Plan (effective as of October 30, 2007)	Incorporated herein by reference to the Registrant’s Annual Report on Form 10-K for the fiscal year ended September 30, 2007 (File No. 1-11593) [Exhibit 10(r)(2)]
10	.10(a)(ii)	First Amendment to The Scotts Miracle-Gro Company Amended and Restated 2006 Long-Term Incentive Plan (effective as of January 20, 2010)	Incorporated herein by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended April 3, 2010 (File No. 1-11593) [Exhibit 10.1]
10	.10(b)(i)	Specimen form of Award Agreement for Nonemployee Directors used to evidence grants of Time-Based Nonqualified Stock Options which may be made under The Scotts Miracle-Gro Company 2006 Long-Term Incentive Plan (now known as The Scotts Miracle-Gro Company Amended and Restated 2006 Long-Term Incentive Plan)	Incorporated herein by reference to the Registrant’s Current Report on Form 8-K filed February 2, 2006 (File No. 1-11593) [Exhibit 10.3]
10	.10(b)(ii)	Specimen form of Deferred Stock Unit Award Agreement for Nonemployee Directors (with Related Dividend Equivalents) used to evidence grants of Deferred Stock Units made under The Scotts Miracle-Gro Company Amended and Restated 2006 Long-Term Incentive Plan (February 4, 2008 through January 22, 2009 version)	Incorporated herein by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended December 29, 2007 (File No. 1-11593) [Exhibit 10(m)]
10	.10(b)(iii)	Specimen form of Deferred Stock Unit Award Agreement for Nonemployee Directors (with Related Dividend Equivalents) used to evidence grants of Deferred Stock Units which may be made under The Scotts Miracle-Gro Company Amended and Restated 2006 Long-Term Incentive Plan (post-January 22, 2009 version)	Incorporated herein by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended March 28, 2009 (File No. 1-11593) [Exhibit 10.1]
10	.10(c)	Specimen form of Deferred Stock Unit Award Agreement for Nonemployee Directors (with Related Dividend Equivalents) used to evidence grants of Deferred Stock Units which may be made under The Scotts Miracle-Gro Company Amended and Restated 2006 Long-Term Incentive Plan (Deferral of Cash Retainer — post-January 21, 2010 version)	Incorporated herein by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended January 2, 2010 (File No. 1-11593) [Exhibit 10.1]

Exhibit
No.		Description	Location

10	.10(d)(i)	Specimen form of Award Agreement used to evidence grants of Restricted Stock Units, Performance Shares, Nonqualified Stock Options, Incentive Stock Options, Restricted Stock and Stock Appreciation Rights made under The Scotts Miracle-Gro Company 2006 Long-Term Incentive Plan (now known as The Scotts Miracle-Gro Company Amended and Restated 2006 Long-Term Incentive Plan) [pre-October 30, 2007 version]	Incorporated herein by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended December 31, 2005 (File No. 1-11593) [Exhibit 10(b)]
10	.10(d)(ii)	Specimen form of Award Agreement for Employees used to evidence grants of Nonqualified Stock Options, Restricted Stock, Performance Shares and Restricted Stock Units made under The Scotts Miracle-Gro Company 2006 Long-Term Incentive Plan (now known as The Scotts Miracle-Gro Company Amended and Restated 2006 Long-Term Incentive Plan) [French Specimen] (pre-November 6, 2007 version)	Incorporated herein by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended December 30, 2006 (File No. 1-11593) [Exhibit 10.4]
10	.10(e)(i)	Specimen form of Restricted Stock Unit Award Agreement for Employees (with Related Dividend Equivalents) used to evidence grants of Restricted Stock Units made under The Scotts Miracle-Gro Company Amended and Restated 2006 Long-Term Incentive Plan (October 9, 2008 through January 19, 2010 version)	Incorporated herein by reference to the Registrant’s Annual Report on Form 10-K for the fiscal year ended September 30, 2008 (File No. 1-11593) [Exhibit 10.7(d)(i)]
10	.10(e)(ii)	Specimen form of Restricted Stock Unit Award Agreement for Employees (with Related Dividend Equivalents) used to evidence grants of Restricted Stock Units which may be made under The Scotts Miracle-Gro Company Amended and Restated 2006 Long-Term Incentive Plan (post-January 19, 2010 version)	Incorporated herein by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended January 2, 2010 (File No. 1-11593) [Exhibit 10.2]
10	.10(e)(iii)	Special Restricted Stock Unit Award Agreement for Employees (with Related Dividend Equivalents) evidencing grant of Restricted Stock Units made on October 8, 2008 to Mark R. Baker under The Scotts Miracle-Gro Company Amended and Restated 2006 Long-Term Incentive Plan	Incorporated herein by reference to the Registrant’s Annual Report on Form 10-K for the fiscal year ended September 30, 2008 (File No. 1-11593) [Exhibit 10.7(d)(ii)]
10	.10(e)(iv)	Specimen form of Restricted Stock Unit Award Agreement for Employees (with Related Dividend Equivalents) used to evidence grants of Restricted Stock Units made under The Scotts Miracle-Gro Company Amended and Restated 2006 Long-Term Incentive Plan (French Specimen) (October 8, 2008 through January 19, 2010 version)	Incorporated herein by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended December 27, 2008 (File No. 1-11593) [Exhibit 10.7]
10	.10(e)(v)	Specimen form of Restricted Stock Unit Award Agreement for Employees (with Related Dividend Equivalents) used to evidence grants of Restricted Stock Units which may be made under The Scotts Miracle-Gro Company Amended and Restated 2006 Long-Term Incentive Plan (French Specimen) [post-January 19, 2010 version]	Incorporated herein by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended January 2, 2010 (File No. 1-11593) [Exhibit 10.3]
10	.10(e)(vi)	Special Restricted Stock Unit Award Agreement (with Related Dividend Equivalents) evidencing grant of Restricted Stock Units made on November 4, 2008 to Claude Lopez under The Scotts Miracle-Gro Company Amended and Restated 2006 Long-Term Incentive Plan	Incorporated herein by reference to the Registrant’s Annual Report on Form 10-K for the fiscal year ended September 30, 2008 (File No. 1-11593) [Exhibit 10.7(d)(iii)]
10	.10(f)(i)	Special Performance Share Award Agreement (with Related Dividend Equivalents) evidencing grant of Performance Shares made on October 30, 2007 to Barry W. Sanders under The Scotts Miracle-Gro Company Amended and Restated 2006 Long-Term Incentive Plan (executed by The Scotts Miracle-Gro Company on December 20, 2007 and by Barry W. Sanders on January 7, 2008)	Incorporated herein by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended December 29, 2007 (File No. 1-11593) [Exhibit 10(n)]
10	.10(f)(ii)	Special Performance Unit Award Agreement (with Related Dividend Equivalents) evidencing grant of Performance Units made on October 1, 2010 to Claude Lopez under The Scotts Miracle-Gro Company Amended and Restated 2006 Long-term Incentive Plan, as amended	Incorporated herein by reference to the Registrant’s Current Report on Form 8-K filed June 4, 2010 (File No. 1-11593) [Included in Exhibit 10.1]

Exhibit
No.		Description	Location

10	.10(g)(i)	Specimen form of Nonqualified Stock Option Award Agreement for Employees used to evidence grants of Nonqualified Stock Options made under The Scotts Miracle-Gro Company 2006 Long-Term Incentive Plan (now known as The Scotts Miracle-Gro Company Amended and Restated 2006 Long-Term Incentive Plan) [October 30, 2007 through October 8, 2008 version]	Incorporated herein by reference to the Registrant’s Annual Report on Form 10-K for the fiscal year ended September 30, 2007 (File No. 1-11593) [Exhibit 10(t)(3)]
10	.10(g)(ii)	Specimen form of Nonqualified Stock Option Award Agreement for Employees used to evidence grants of Nonqualified Stock Options made under The Scotts Miracle-Gro Company Amended and Restated 2006 Long-Term Incentive Plan (October 9, 2008 through January 19, 2010 version)	Incorporated herein by reference to the Registrant’s Annual Report on Form 10-K for the fiscal year ended September 30, 2008 (File No. 1-11593) [Exhibit 10.7(f)(ii)]
10	.10(g)(iii)	Specimen form of Nonqualified Stock Option Award Agreement for Employees used to evidence grants of Nonqualified Stock Options which may be made under The Scotts Miracle-Gro Company Amended and Restated 2006 Long-Term Incentive Plan (post-January 19, 2010 version)	Incorporated herein by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended January 2, 2010 (File No. 1-11593) [Exhibit 10.4]
10	.10(g)(iv)	Special Nonqualified Stock Option Award Agreement for Employees evidencing grant of Nonqualified Stock Options made on October 8, 2008 to Mark R. Baker under The Scotts Miracle-Gro Company Amended and Restated 2006 Long-Term Incentive Plan	Incorporated herein by reference to the Registrant’s Annual Report on Form 10-K for the fiscal year ended September 30, 2008 (File No. 1-11593) [Exhibit 10.7(f)(iii)]
10	.10(g)(v)	Specimen form of Nonqualified Stock Option Award Agreement for Employees used to evidence grants of Nonqualified Stock Options made under The Scotts Miracle-Gro Company Amended and Restated 2006 Long-Term Incentive Plan (French Specimen) [November 6, 2007 through October 7, 2008 version]	Incorporated herein by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended March 29, 2008 (File No. 1-11593) [Exhibit 10(c)(2)]
10	.10(g)(vi)	Specimen form of Nonqualified Stock Option Award Agreement for Employees used to evidence grants of Nonqualified Stock Options which may be made under The Scotts Miracle-Gro Company Amended and Restated 2006 Long-Term Incentive Plan (French Specimen) [post-October 7, 2008 version]	Incorporated herein by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended December 27, 2008 (File No. 1-11593) [Exhibit 10.11]
10	.10(h)(i)	Form of letter agreement amending grants of Restricted Stock made under The Scotts Miracle-Gro Company 2006 Long-Term Incentive Plan (now known as The Scotts Miracle-Gro Company Amended and Restated 2006 Long-Term Incentive Plan) [effective as of October 30, 2007]	Incorporated herein by reference to the Registrant’s Annual Report on Form 10-K for the fiscal year ended September 30, 2007 (File No. 1-11593) [Exhibit 10(t)(2)]
10	.10(h)(ii)	Specimen form of Restricted Stock Award Agreement for Employees used to evidence grants of Restricted Stock made under The Scotts Miracle-Gro Company 2006 Long-Term Incentive Plan (now known as The Scotts Miracle-Gro Company Amended and Restated 2006 Long-Term Incentive Plan) [October 30, 2007 through October 8, 2008 version]	Incorporated herein by reference to the Registrant’s Annual Report on Form 10-K for the fiscal year ended September 30, 2007 (File No. 1-11593) [Exhibit 10(t)(4)]
10	.10(h)(iii)	Specimen form of Restricted Stock Award Agreement for Employees used to evidence grants of Restricted Stock which may be made under The Scotts Miracle-Gro Company Amended and Restated 2006 Long-Term Incentive Plan (effective October 8, 2008)	Incorporated herein by reference to the Registrant’s Annual Report on Form 10-K for the fiscal year ended September 30, 2008 (File No. 1-11593) [Exhibit 10.7(g)(iii)]
10	.10(h)(iv)	Special Restricted Stock Award Agreement for Employees evidencing grant of Restricted Stock made on October 1, 2008 to Mark R. Baker under The Scotts Miracle-Gro Company Amended and Restated 2006 Long-Term Incentive Plan	Incorporated herein by reference to the Registrant’s Annual Report on Form 10-K for the fiscal year ended September 30, 2008 (File No. 1-11593) [Exhibit 10.7(g)(v)]

Exhibit
No.		Description	Location

10	.10(h)(v)	Specimen form of Restricted Stock Award Agreement for Employees used to evidence grants of Restricted Stock which may be made under The Scotts Miracle-Gro Company Amended and Restated 2006 Long-Term Incentive Plan (French Specimen) [post-November 6, 2007 version]	Incorporated herein by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended March 29, 2008 (File No. 1-11593) [Exhibit 10(c)(1)]
10	.11(a)	The Scotts Miracle-Gro Company Discounted Stock Purchase Plan (As Amended and Restated as of January 26, 2006; Reflects 2-for-1 Stock Split Distributed on November 9, 2005)	Incorporated herein by reference to the Registrant’s Current Report on Form 8-K filed February 2, 2006 (File No. 1-11593) [Exhibit 10.1]
10	.11(b)	Amendment to The Scotts Miracle-Gro Company Discounted Stock Purchase Plan (effective as of November 6, 2008)	Incorporated herein by reference to the Registrant’s Annual Report on Form 10-K for the fiscal year ended September 30, 2008 (File No. 1-11593) [Exhibit 10.8(b)]
10.12		Summary of Compensation for Nonemployee Directors of The Scotts Miracle-Gro Company (effective as of January 22, 2010)	Incorporated herein by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended April 3, 2010 (File No. 1-11593) [Exhibit 10.7]
10	.13(a)	Employment Agreement, dated as of May 19, 1995, between The Scotts Company and James Hagedorn	Incorporated herein by reference to the Annual Report on Form 10-K of The Scotts Company, an Ohio corporation, for the fiscal year ended September 30, 1995 (File No. 1-11593) [Exhibit 10(p)]
10	.13(b)	Amendments to Employment Agreement by and among The Scotts Miracle-Gro Company, The Scotts Company LLC and James Hagedorn, effective as of October 1, 2008 (executed by Mr. Hagedorn on December 22, 2008 and on behalf of The Scotts Miracle-Gro Company and The Scotts Company LLC by Denise Stump on December 22, 2008 and Vincent C. Brockman on December 30, 2008)	Incorporated herein by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended December 27, 2008 (File No. 1-11593) [Exhibit 10.16]
10	.14(a)	Letter agreement, dated June 5, 2000 and accepted by Mr. Norton on June 8, 2000, between The Scotts Company and Patrick J. Norton	Incorporated herein by reference to the Annual Report on Form 10-K of The Scotts Company, an Ohio corporation, for the fiscal year ended September 30, 2000 (File No. 0-19768) [Exhibit 10(q)]
10	.14(b)	Letter agreement, dated November 5, 2002, and accepted by Mr. Norton on November 22, 2002, pertaining to the terms of employment of Patrick J. Norton through December 31, 2005, and superseding certain provisions of the letter agreement, dated June 5, 2000, between The Scotts Company and Mr. Norton	Incorporated herein by reference to the Annual Report on Form 10-K of The Scotts Company, an Ohio corporation, for the fiscal year ended September 30, 2002 (File No. 0-19768) [Exhibit 10(q)]
10	.14(c)	Letter of Extension, dated October 25, 2005, between The Scotts Miracle-Gro Company and Patrick J. Norton	Incorporated herein by reference to the Registrant’s Current Report on Form 8-K filed December 14, 2005 (File No. 1-11593) [Exhibit 10.3]
10	.15(a)	Employment Agreement, effective as of October 1, 2007, between The Scotts Company LLC and Barry W. Sanders (executed by Mr. Sanders on November 16, 2007 and on behalf of The Scotts Company LLC on November 19, 2007)	Incorporated herein by reference to the Registrant’s Annual Report on Form 10-K for the fiscal year ended September 30, 2007 (File No. 1-11593) [Exhibit 10(m)]

Exhibit
No.		Description	Location

10	.15(b)	First Amendment to Employment Agreement, effective as of January 14, 2009, by and between The Scotts Company LLC and Barry Sanders	Incorporated herein by reference to the Registrant’s Current Report on Form 8-K filed January 20, 2009 (File No. 1-11593) [Exhibit 10.2]
10	.16(a)	Employment Contract for an Unlimited Time, effective as of July 1, 2001, between The Scotts Company (now known as The Scotts Company LLC) and Claude Lopez [English Translation — Original in French]	Incorporated herein by reference to the Registrant’s Annual Report on Form 10-K for the fiscal year ended September 30, 2007 (File No. 1-11593) [Exhibit 10(n)]
10	.16(b)	Employment Agreement for Claude Lopez, executed on behalf of The Scotts Company LLC and by Claude Lopez on May 28, 2010, with an effective date of October 1, 2010	Incorporated herein by reference to the Registrant’s Current Report on Form 8-K filed June 4, 2010 (File No. 1-11593) [Exhibit 10.1]
10.17		Employment Agreement for David C. Evans, executed on behalf of The Scotts Company LLC on November 19, 2007 and by David C. Evans on December 3, 2007 and effective as of October 1, 2007	Incorporated herein by reference to the Registrant’s Current Report on Form 8-K filed December 7, 2007 (File No. 1-11593) [Exhibit 10.1]
10.18		Employment Agreement for Denise S. Stump, executed on behalf of The Scotts Company LLC on November 19, 2007 and by Denise S. Stump on December 11, 2007 and effective as of October 1, 2007	Incorporated herein by reference to the Registrant’s Current Report on Form 8-K filed December 17, 2007 (File No. 1-11593) [Exhibit 10.1]
10	.19(a)	Employment Agreement for Vincent Brockman, executed on behalf of The Scotts Miracle-Gro Company and by Vincent Brockman on May 24, 2006 and effective as of March 1, 2006 (effective until June 1, 2008)	Incorporated herein by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended December 29, 2007 (File No. 1-11593) [Exhibit 10(q)]
10	.19(b)	Employment Agreement for Vincent C. Brockman, effective as of June 1, 2008, between The Scotts Company LLC and Vincent C. Brockman (executed by Mr. Brockman on June 26, 2008 and on behalf of The Scotts Company LLC on June 27, 2008)	Incorporated herein by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended June 28, 2008 (File No. 1-11593) [Exhibit 10(d)]
10	.20(a)	Employment Agreement for Mark R. Baker, effective as of October 1, 2008, between The Scotts Company LLC and Mark R. Baker (executed by Mr. Baker on September 9, 2008 and on behalf of The Scotts Company LLC on September 10, 2008)	Incorporated herein by reference to the Registrant’s Annual Report on Form 10-K for the fiscal year ended September 30, 2008 (File No. 1-11593) [Exhibit 10.17]
10	.20(b)	First Amendment to Employment Agreement of Mark R. Baker, effective as of December 10, 2009, between The Scotts Company LLC and Mark R. Baker	Incorporated herein by reference to the Registrant’s Current Report on Form 8-K filed December 16, 2009 (File No. 1-11593) [Exhibit 10.2]
10	.20(c)	Separation Agreement and Release of All Claims, effective as of November 3, 2010, by and between The Scotts Company LLC and Mark R. Baker (executed by Mr. Baker as of October 28, 2010 and on behalf of The Scotts Company LLC on November 3, 2010)	Incorporated herein by reference to the Registrant’s Current Report on Form 8-K filed November 5, 2010 (File No. 1-11593) [Exhibit 10.1]
10	.21(a)	Amended and Restated Exclusive Agency and Marketing Agreement, effective as of September 30, 1998, between Monsanto Company and The Scotts Company LLC (as successor to The Scotts Company)	Incorporated herein by reference to the Registrant’s Annual Report on Form 10-K for the fiscal year ended September 30, 2005 (File No. 1-11593) [Exhibit 10(x)]

Exhibit
No.		Description	Location

10	.21(b)	Letter Agreement, dated March 10, 2005, amending the Amended and Restated Exclusive Agency and Marketing Agreement, dated as of September 30, 1998, between Monsanto Company and The Scotts Company LLC (as successor to The Scotts Company)	Incorporated herein by reference to the Registrant’s Annual Report on Form 10-K for the fiscal year ended September 30, 2009 (File No. 1-11593) [Exhibit 10.17(b)]
10	.21(c)	Letter Agreement, dated March 28, 2008, amending the Amended and Restated Exclusive Agency and Marketing Agreement, dated as of September 30, 1998, between Monsanto Company and The Scotts Company LLC	Incorporated herein by reference to the Registrant’s Annual Report on Form 10-K for the fiscal year ended September 30, 2008 (File No. 1-11593) [Exhibit 10.18(b)]
10	.22(a)	Master Accounts Receivable Purchase Agreement, dated as of May 1, 2009, by and among The Scotts Company LLC as the Company, The Scotts Miracle-Gro Company as the Parent and Calyon New York Branch as the Bank	Incorporated herein by reference to the Registrant’s Current Report on Form 8-K filed May 6, 2009 (File No. 1-11593) [Exhibit 10.1]
10	.22(b)	First Amendment, dated as of May 13, 2010, to the Masters Accounts Receivable Purchase Agreement, dated as of May 1, 2009, among The Scotts Company LLC as the Company, The Scotts Miracle-Gro Company as the Parent and Credit Agricole Corporate and Investment Bank New York Branch (formerly known as Calyon New York Branch) as the Bank	Incorporated herein by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended April 3, 2010 (File No. 1-11593) [Exhibit 10.6]
12		Computation of Ratio of Earnings to Fixed Charges	*
14		Code of Business Conduct and Ethics of The Scotts Miracle-Gro Company, as amended on November 2, 2006	Incorporated herein by reference to the Registrant’s Current Report on Form 8-K filed November 8, 2006 (File No. 1-11593) [Exhibit 14]
21		Subsidiaries of The Scotts Miracle-Gro Company	*
23		Consent of Independent Registered Public Accounting Firm — Deloitte & Touche LLP	*
24		Powers of Attorney of Executive Officers and Directors of The Scotts Miracle-Gro Company	*
31.1		Rule 13a-14(a)/15d-14(a) Certifications (Principal Executive Officer)	*
31.2		Rule 13a-14(a)/15d-14(a) Certifications (Principal Financial Officer)	*
32		Section 1350 Certifications (Principal Executive Officer and Principal Financial Officer)	*
101	.INS**	XBRL Instance Document	*
101	.SCH**	XBRL Taxonomy Extension Schema	*
101	.CAL**	XBRL Taxonomy Extension Calculation Linkbase	*
101	.DEF**	XBRL Taxonomy Extension Definition Linkbase	*
101	.LAB**	XBRL Taxonomy Extension Label Linkbase	*
101	.PRE**	XBRL Taxonomy Extension Presentation Linkbase	*

*	Filed or furnished herewith.

**	Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933 or Section 18 of the Securities Exchange Act of 1934 and otherwise are not subject to liability.