Form 10-Q
period 2011-01-01
SCOTTS MIRACLE-GRO CO
filed 2011-02-10
CIK 825542

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED JANUARY 1, 2011
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE TRANSITION PERIOD FROM                      TO
COMMISSION FILE NUMBER: 001-11593
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

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding at February 4, 2011
Common Shares, $0.01 stated value, no par value	66,099,341 common shares

THE SCOTTS MIRACLE-GRO COMPANY
INDEX

PAGE NO.
PART I. FINANCIAL INFORMATION:

Item 1. Financial Statements

Condensed, Consolidated Statements of Operations — Three months ended January 1, 2011 and January 2, 2010	3

Condensed, Consolidated Statements of Cash Flows — Three months ended January 1, 2011 and January 2, 2010	4

Condensed, Consolidated Balance Sheets — January 1, 2011, January 2, 2010 and September 30, 2010	5

Notes to Condensed, Consolidated Financial Statements	6

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	28

Item 3. Quantitative and Qualitative Disclosures about Market Risk	36

Item 4. Controls and Procedures	36

PART II. OTHER INFORMATION:

Item 1. Legal Proceedings	37

Item 1A. Risk Factors	37

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	38

Item 6. Exhibits	38

Signatures	39

Index to Exhibits	40

Exhibit 10.3
Exhibit 10.4
Exhibit 10.7
Exhibit 10.8
Exhibit 31.1
Exhibit 31.2
Exhibit 32
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 LABELS LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT

PART I — FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS
THE SCOTTS MIRACLE-GRO COMPANY
CONDENSED, CONSOLIDATED STATEMENTS OF OPERATIONS
(IN MILLIONS, EXCEPT PER SHARE DATA)
(UNAUDITED)

	THREE MONTHS ENDED
	JANUARY 1,	JANUARY 2,
	2011	2010
Net sales	$230.2	$252.4
Cost of sales	180.3	198.7
Cost of sales — product registration and recall matters	0.8	0.9

Gross profit	49.1	52.8

Operating expenses:
Selling, general and administrative	143.2	126.3
Product registration and recall matters	0.9	1.7
Other income, net	(0.5)	(6.2)

Loss from operations	(94.5)	(69.0)

Interest expense	9.5	9.7

Loss from continuing operations before income taxes	(104.0)	(78.7)

Income tax benefit from continuing operations	(37.3)	(28.6)

Loss from continuing operations	(66.7)	(50.1)

Loss from discontinued operations, net of tax	(1.2)	(7.6)

Net loss	$(67.9)	$(57.7)

BASIC LOSS PER COMMON SHARE:
Loss from continuing operations	$(1.00)	$(0.76)
Loss from discontinued operations	(0.02)	(0.12)

Basic loss per common share	$(1.02)	$(0.88)

Weighted-average common shares outstanding during the period	66.3	65.9

DILUTED LOSS PER COMMON SHARE:
Loss from continuing operations	$(1.00)	$(0.76)
Loss from discontinued operations	(0.02)	(0.12)

Diluted loss per common share	$(1.02)	$(0.88)

Weighted-average common shares outstanding during the period plus dilutive potential common shares	66.3	65.9

Dividends declared per common share	$0.250	$0.125

See notes to condensed, consolidated financial statements

THE SCOTTS MIRACLE-GRO COMPANY
CONDENSED, CONSOLIDATED STATEMENTS OF CASH FLOWS
(IN MILLIONS)
(UNAUDITED)

	THREE MONTHS ENDED
	JANUARY 1,	JANUARY 2,
	2011	2010
OPERATING ACTIVITIES
Net loss	$(67.9)	$(57.7)
Adjustments to reconcile net loss to net cash used in operating activities:
Share-based compensation expense	4.3	2.9
Depreciation	12.2	12.2
Amortization	2.5	2.9
Gain on sale of long-lived assets	—	(21.6)
Changes in assets and liabilities, net of acquired businesses:
Accounts receivable	139.5	125.6
Inventories	(225.3)	(200.0)
Prepaid and other assets	(8.7)	(10.2)
Accounts payable	80.0	106.8
Other current liabilities	(113.7)	(139.7)
Other non-current items	11.6	—
Other, net	(4.2)	2.1

Net cash used in operating activities	(169.7)	(176.7)

INVESTING ACTIVITIES
Proceeds from sale of long-lived assets	—	23.6
Investments in property, plant and equipment	(28.1)	(19.4)

Net cash (used in) provided by investing activities	(28.1)	4.2

FINANCING ACTIVITIES
Borrowings under revolving and bank lines of credit and term loans	258.2	472.4
Repayments under revolving and bank lines of credit and term loans	(234.0)	(317.0)
Proceeds from issuance of 6.625% Senior Notes	200.0	—
Dividends paid	(16.8)	(9.3)
Purchase of treasury shares	(25.0)	—
Financing and issuance fees	(4.1)	—
Excess tax benefits from share-based payment arrangements	1.5	2.6
Cash received from the exercise of stock options	6.5	5.9

Net cash provided by financing activities	186.3	154.6

Effect of exchange rate changes	2.2	(1.2)

Net decrease in cash and cash equivalents	(9.3)	(19.1)
Cash and cash equivalents at beginning of period	88.1	70.6

Cash and cash equivalents at end of period	$78.8	$51.5

Supplemental cash flow information
Interest paid, net of interest capitalized	$(4.8)	$(8.7)
Income taxes (paid) refunded	(2.9)	4.8
See notes to condensed, consolidated financial statements

THE SCOTTS MIRACLE-GRO COMPANY
CONDENSED, CONSOLIDATED BALANCE SHEETS
(IN MILLIONS)

	JANUARY 1,	JANUARY 2,	SEPTEMBER 30,
	2011	2010	2010
	UNAUDITED		(SEE NOTE 1)
ASSETS
Current assets:
Cash and cash equivalents	$78.8	$51.5	$88.1
Accounts receivable, less allowances of $6.2, $7.0 and $7.7, respectively	213.2	204.9	350.9
Accounts receivable pledged	—	9.7	—
Inventories, net	567.0	587.5	352.9
Assets held for sale	200.9	221.7	193.1
Prepaid and other assets	136.1	164.3	133.1

Total current assets	1,196.0	1,239.6	1,118.1

Property, plant and equipment, net of accumulated depreciation of $471.8, $433.3 and $461.1, respectively	391.1	356.5	381.3
Goodwill	305.8	305.8	305.8
Intangible assets, net	326.7	359.8	330.2
Other assets	35.6	24.3	28.6

Total assets	$2,255.2	$2,286.0	$2,164.0

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current portion of debt	$168.5	$166.7	$195.0
Accounts payable	208.5	279.3	141.7
Liabilities held for sale	45.4	42.5	45.3
Other current liabilities	244.8	251.3	354.8

Total current liabilities	667.2	739.8	736.8

Long-term debt	687.4	798.8	436.7
Other liabilities	222.0	208.9	226.0

Total liabilities	1,576.6	1,747.5	1,399.5

Commitments and contingencies (notes 3 and 11)

Shareholders’ equity:
Common shares and capital in excess of $.01 stated value per share, 66.5, 66.6 and 66.8 shares issued and outstanding, respectively	428.6	437.7	434.0
Retained earnings	414.2	271.1	499.6
Treasury shares, at cost: 1.9, 1.9, and 1.8 shares, respectively	(98.3)	(105.4)	(92.0)
Accumulated other comprehensive loss	(65.9)	(64.9)	(77.1)

Total shareholders’ equity	678.6	538.5	764.5

Total liabilities and shareholders’ equity	$2,255.2	$2,286.0	$2,164.0

See notes to condensed, consolidated financial statements

NOTES TO CONDENSED, CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
NATURE OF OPERATIONS
The Scotts Miracle-Gro Company (“Scotts Miracle-Gro”) and its subsidiaries (collectively, together with Scotts Miracle-Gro, the “Company”) are engaged in the manufacturing, marketing and sale of consumer branded products for lawn and garden care. The Company’s primary customers include home centers, mass merchandisers, warehouse clubs, large hardware chains, independent hardware stores, nurseries, garden centers and food and drug stores. The Company’s products are sold primarily in North America and the European Union. The Company also operates the Scotts LawnService® business, which provides residential and commercial lawn care, tree and shrub care and limited pest control services in the United States.
The Company is also a leading manufacturer and marketer of branded products for use in professional ornamental horticulture, turf and specialty agriculture. The global professional business has a presence in North America, Europe, the Middle East, Africa, Australia, the Far East, Latin America and South America. In December 2010, the Company received a binding offer from Israel Chemicals Ltd. (“ICL”) to acquire a significant majority of the assets of the global professional business (excluding the non-European professional seed business, “Global Pro”) for $270 million in an all-cash transaction, subject to certain adjustments at closing. The proposed sale is expected to close by the end of the Company’s second quarter of fiscal 2011, subject to regulatory review and the satisfaction of certain other conditions. Effective in the Company’s first quarter of fiscal 2011, the Company classified Global Pro as discontinued operations. See “NOTE 2. DISCONTINUED OPERATONS.”
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
Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been omitted or condensed pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). The information in this report should be read in conjunction with Scotts Miracle-Gro’s Annual Report on Form 10-K for the fiscal year ended September 30, 2010, which includes a complete set of footnote disclosures, including the Company’s significant accounting policies.
The Company’s Condensed, Consolidated Balance Sheet at September 30, 2010 has been derived from the Company’s audited Consolidated Balance Sheet at that date, but does not include all of the information and footnotes required by GAAP for complete financial statements.
USE OF ESTIMATES
The preparation of condensed, consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported and related disclosures. Although these estimates are based on management’s best knowledge of current events and actions the Company may undertake in the future, actual results ultimately may differ from the estimates.
RECENT ACCOUNTING PRONOUNCEMENTS
Variable Interest Entities
In June 2009, the Financial Accounting Standards Board (“FASB”) issued new accounting guidance requiring an enterprise to perform an analysis to determine whether the enterprise’s variable interest or interests give it a controlling financial interest in a variable interest entity. The new guidance also requires enhanced disclosures that will provide users of financial statements with more transparent information about an enterprise’s involvement in a variable interest entity. The Company adopted the new guidance on October 1, 2010 and the adoption did not impact the Company’s financial statements and related disclosures.

Revenue Recognition — Multiple-Element Arrangements
In October 2009, the FASB issued new accounting guidance addressing the accounting for multiple-deliverable arrangements to enable entities to account for products or services (deliverables) separately rather than as a combined unit. The provisions establish the accounting and reporting guidance for arrangements under which the entity will perform multiple revenue-generating activities. Specifically, this guidance addresses how to separate deliverables and how to measure and allocate arrangement consideration to one or more units of accounting. The Company adopted the new guidance on October 1, 2010 and the adoption did not impact the Company’s financial statements and related disclosures.
NOTE 2. DISCONTINUED OPERATIONS
Global Pro
In December 2010, the Company received a binding offer from ICL to acquire Global Pro for $270 million in an all-cash transaction, subject to certain adjustments at closing. ICL, Scotts Miracle-Gro and The Scotts Company LLC (“Scotts”), a wholly-owned subsidiary of Scotts Miracle-Gro, intend to enter into a definitive share and business sale agreement (the “SBSA”) providing for the sale of Global Pro by Scotts to ICL. The transaction is expected to close by the end of the Company’s second quarter of fiscal 2011, subject to regulatory review and the satisfaction of certain other conditions.
The Company’s decision to exit the professional ornamental horticulture, turf and specialty agriculture markets and sell Global Pro is another step in its strategy to evolve its business portfolio to better leverage growth opportunities within its core Global Consumer business segment. The Company intends to apply the net proceeds of the sale toward capital investments and debt retirement.
Global Pro markets professional products to commercial nurseries and greenhouses for ornamental horticulture; sports fields, golf courses and public parks for professional turf applications; and specialty agriculture in North America, Europe, the Middle East, Africa, Australia, the Far East, Latin America and South America. As part of the transaction, ICL will acquire the two primary Global Pro manufacturing facilities, one in the United States and one in the Netherlands. Employees at these facilities, the global professional management team and other employees affiliated with Global Pro will transfer to ICL at closing in accordance with the terms of the SBSA.
In conjunction with the transaction, Scotts and ICL will enter into several product supply agreements which are generally up to five years in duration, as well as various trademark and technology licensing agreements with varying durations. The purpose of these agreements is to allow each party to continue leveraging existing production capabilities and intellectual property to meet customer demand for their respective products. Furthermore, certain transitional services will be provided by Scotts to ICL, the majority of which extend for a period of six to 12 months. Scotts estimates that it will supply ICL with approximately $35 million of product, as well as purchase approximately $15 million of materials from ICL, each on an annualized basis.
The Company’s continuing cash inflows and outflows related to these agreements are not considered to be significant in relation to the overall cash flows of Global Pro. Furthermore, none of these agreements permit the Company to influence the operating or financial policies of Global Pro under the ownership of ICL. Therefore, Global Pro meets the criteria for presentation as discontinued operations. As such, beginning in the fiscal quarter ended January 1, 2011, the Company has reclassified the assets and liabilities of Global Pro to assets and liabilities held for sale, and included the results of operations of Global Pro in discontinued operations for all periods presented.
The Global Pro results from discontinued operations include an allocation of interest expense relating to the estimated amount of our senior secured credit facilities that will be required to be repaid from the sale proceeds. The amount of interest expense allocated to and included in discontinued operations was $1.0 million and $1.1 million for the three-month periods ended January 1, 2011 and January 2, 2010, respectively.
Smith & Hawken Ltd.
In July 2009, Scotts Miracle-Gro announced that its wholly-owned subsidiary, Smith & Hawken, Ltd., had adopted a plan to close the Smith & Hawken®+ business. During the Company’s first quarter of fiscal 2010, all Smith & Hawken stores were closed and substantially all operational activities of Smith & Hawken were discontinued. As a result, effective in its first quarter of fiscal 2010, the Company classified Smith & Hawken as discontinued operations.
In the first quarter of fiscal 2010, the Company incurred a pre-tax loss related to the liquidation of the Smith & Hawken business of approximately $25.2 million, largely attributable to charges associated with the termination of retail site lease obligations, third-party agency fees and severance and benefit commitments. These charges were partially offset by a gain of approximately $18 million from the sale of the Smith & Hawken intellectual property on December 30, 2009.

+
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

The following table summarizes the results of Global Pro and Smith & Hawken as discontinued operations (in millions):

	THREE MONTHS ENDED
	JANUARY 1,	JANUARY 2,
	2011	2010
Net sales	$46.9	$64.6
Operating costs	42.2	71.5
Impairment, restructuring and other charges	—	17.1
Other expense (income), net	5.3	(18.3)
Interest expense	1.0	1.1

Loss from discontinued operations before income taxes	(1.6)	(6.8)
Income tax (benefit) expense from discontinued operations	(0.4)	0.8

Loss from discontinued operations	$(1.2)	$(7.6)

The major classes of assets and liabilities of Global Pro were as follows (in millions):

	JANUARY 1,	JANUARY 2,	SEPTEMBER 30,
	2011	2010	2010
Cash and cash equivalents	$1.0	$1.0	$1.0
Accounts receivable, net	54.9	60.2	57.5
Inventories, net	61.2	70.3	50.7
Prepaid and other assets	4.6	5.5	3.4
Property, plant and equipment, net	12.8	15.5	13.5
Goodwill	66.4	69.2	67.0

Assets held for sale	$200.9	$221.7	$193.1

Accounts payable	$16.4	$16.8	$11.4
Other current liabilities	15.6	14.0	18.7
Other liabilities	13.4	11.7	15.2

Liabilities held for sale	$45.4	$42.5	$45.3

The major classes of assets and liabilities of Smith & Hawken were as follows (in millions):

	JANUARY 1,	JANUARY 2,	SEPTEMBER 30,
	2011	2010	2010
Assets of discontinued operations in other current assets	$—	$1.5	$1.3

Accounts payable	$—	$4.9	$—
Other current liabilities	0.9	15.9	0.9

Liabilities of discontinued operations	$0.9	$20.8	$0.9

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
In late April of 2008, in connection with the U.S. EPA’s investigation, the Company conducted a consumer-level recall of certain consumer lawn and garden products and a Scotts LawnService® product. Subsequently, the Company and the U.S. EPA agreed upon a Compliance Review Plan for conducting a comprehensive, independent review of the Company’s product registration records. Pursuant to the Compliance Review Plan, an independent third-party firm, Quality Associates Incorporated (“QAI”), reviewed substantially all of the Company’s U.S. pesticide product registrations and associated advertisements, some of which were historical in nature and no longer related to sales of the Company’s products. The U.S. EPA investigation and the QAI review process resulted in the temporary suspension of sales and shipments of certain products. In addition, as the QAI review process or the Company’s internal review identified potential FIFRA registration issues (some of which appear unrelated to the actions of the former associate), the Company endeavored to stop selling or distributing the affected products until the issues could be resolved. QAI’s review of the Company’s U.S. pesticide product registrations and associated advertisements is now substantially complete. The results of the QAI review process did not materially affect the Company’s fiscal 2010 or first quarter fiscal 2011 sales and are not expected to materially affect the Company’s sales during the remainder of fiscal 2011.

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
As a result of these registration and recall matters, the Company has recorded charges for affected inventory and recorded other registration and recall-related costs. The effects of these adjustments were pre-tax charges of $1.7 million and $2.6 million for the three-month periods ended January 1, 2011 and January 2, 2010, respectively. The Company expects to incur $8-$10 million in fiscal 2011 on recall and registration matters, excluding possible fines, penalties, judgments and/or litigation costs. The Company expects that these charges will include costs associated with the rework of certain finished goods inventories, the potential disposal of certain products and ongoing third-party professional services related to the U.S. EPA, U.S. DOJ and state investigations.
The U.S. EPA, U.S. DOJ and CDPR investigations continue and may result in future state, federal or private rights of action including fines and/or penalties with respect to known or potential additional product registration issues. Until the U.S. EPA, U.S. DOJ and related state investigations are complete, the Company cannot reasonably determine the scope or magnitude of possible liabilities that could result from known or potential product registration issues, and no reserves for these potential liabilities have been established as of January 1, 2011. However, it is possible that such liabilities, including fines, penalties, judgments and/or litigation costs, could be material and have an adverse effect on the Company’s financial condition, results of operations or cash flows.
The following tables summarize the impact of the product registration and recall matters on the Company’s results of operations during the three months ended January 1, 2011 and January 2, 2010, and on accrued liabilities and inventory reserves as of January 1, 2011 (in millions):

	THREE MONTHS ENDED
	JANUARY 1, 2011	JANUARY 2, 2010
Cost of sales — other charges	$0.8	$0.9

Gross profit	(0.8)	(0.9)
Selling, general and administrative	0.9	1.7

Loss from operations	(1.7)	(2.6)
Income tax benefit	0.6	0.9

Net loss	$(1.1)	$(1.7)

		ADDITIONAL
	RESERVES AT	COSTS AND		RESERVES AT
	SEPTEMBER 30,	CHANGES IN	RESERVES	JANUARY 1,
	2010	ESTIMATE	USED	2011
Inventory reserves	$3.0	$—	$—	$3.0
Other incremental costs of sales	0.5	0.8	(0.8)	0.5
Other general and administrative costs	0.5	0.9	(1.2)	0.2

Accrued liabilities and inventory reserves	$4.0	$1.7	$(2.0)	$3.7

NOTE 4. DETAIL OF INVENTORIES, NET
Inventories for continuing operations, net of reserves for excess and obsolete inventories of $27.2 million, $25.2 million and $27.0 million as of January 1, 2011, January 2, 2010 and September 30, 2010, respectively, consisted of (in millions):

	JANUARY 1,	JANUARY 2,	SEPTEMBER 30,
	2011	2010	2010
Finished goods	$351.5	$389.9	$144.8
Work-in-process	37.4	39.8	27.2
Raw materials	178.1	157.8	180.9

	$567.0	$587.5	$352.9

NOTE 5. MARKETING AGREEMENT
The Company is Monsanto’s exclusive agent for the marketing and distribution of consumer Roundup®* herbicide products (with additional rights to new products containing glyphosate or other similar non-selective herbicides) in the consumer lawn and garden market within the United States and other specified countries, including Australia, Austria, Belgium, Canada, France, Germany, the Netherlands and the United Kingdom. Under the terms of the Marketing Agreement, the Company is entitled to receive an annual commission from Monsanto as consideration for the performance of the Company’s duties as agent. The annual gross commission under the Marketing Agreement is calculated as a percentage of the actual earnings before interest and income taxes (EBIT) of the consumer Roundup® business in the markets covered by the Marketing Agreement and is based on the achievement of two earnings thresholds, as defined in the Marketing Agreement. The Marketing Agreement also requires the Company to make annual payments to Monsanto as a contribution against the overall expenses of the consumer Roundup® business. The annual contribution payment is defined in the Marketing Agreement as $20 million.
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
Under the terms of the Marketing Agreement, the Company performs certain functions, primarily manufacturing conversion, distribution and logistics, and selling and marketing support, on behalf of Monsanto in the conduct of the consumer Roundup® business. The actual costs incurred for these activities are charged to and reimbursed by Monsanto. The Company records costs incurred under the Marketing Agreement for which the Company is the primary obligor on a gross basis, recognizing such costs in “Cost of sales” and the reimbursement of these costs in “Net sales,” with no effect on gross profit or net income. The related net sales and cost of sales were $15.2 million and $16.7 million for the three months ended January 1, 2011 and January 2, 2010, respectively.
The elements of the net commission earned under the Marketing Agreement and included in “Net sales” are as follows (in millions):

	THREE MONTHS ENDED
	JANUARY 1,	JANUARY 2,
	2011	2010
Gross commission	$—	$—
Contribution expenses	(5.0)	(5.0)
Amortization of marketing fee	(0.2)	(0.2)

Net commission expense	(5.2)	(5.2)
Reimbursements associated with Marketing Agreement	15.2	16.7

Total net sales associated with Marketing Agreement	$10.0	$11.5

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

*	Roundup® is a registered trademark of Monsanto Technology LLC, a company affiliated with Monsanto Company (“Monsanto”).

NOTE 6. DEBT
The components of long-term debt are as follows (in millions):

	JANUARY 1,	JANUARY 2,	SEPTEMBER 30,
	2011	2010	2010
Credit Facilities:
Revolving loans	$227.4	$521.7	$111.7
Term loans	208.5	421.4	302.4
Senior Notes — 7.25%	200.0	—	200.0
Senior Notes — 6.625%	200.0	—	—
Master Accounts Receivable Purchase Agreement	—	3.0	—
Contingent consideration	10.8	11.1	10.9
Other	9.2	8.3	6.7

	855.9	965.5	631.7
Less current portions	168.5	166.7	195.0

	$687.4	$798.8	$436.7

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
In December 2010, the senior secured credit facilities were amended to increase the maximum permitted principal amount of unsecured indebtedness that is not subordinated from $200 million to $450 million. Borrowings may be made in various currencies including U.S. dollars, Euros, British pounds, Australian dollars and Canadian dollars. Amortization payments on the term loan portion of the senior secured credit facilities began on September 30, 2007 and are due quarterly through 2012. As of January 1, 2011, the cumulative total payments on the term loan were $351.5 million, reducing the balance of the Company’s term loan and effectively reducing the amount outstanding under the senior secured credit facilities.
As of January 1, 2011, there was $1.34 billion of availability under the senior secured credit facilities, including letters of credit. Under the senior secured credit facilities, the Company has the ability to issue letter of credit commitments up to $65 million. At January 1, 2011, the Company had letters of credit in the aggregate face amount of $26.7 million outstanding.
On January 14, 2010, Scotts Miracle-Gro issued $200 million aggregate principal amount of 7.25% Senior Notes due 2018 (the “7.25% Senior Notes”). The net proceeds of the offering were used to reduce outstanding borrowings under the Company’s senior secured revolving credit facilities. The 7.25% Senior Notes represent general unsecured senior obligations of Scotts Miracle-Gro, and were sold to the public at 99.254% of the principal amount thereof, to yield 7.375% to maturity. The 7.25% Senior Notes have interest payment dates of January 15 and July 15 of each year, which began on July 15, 2010, and may be redeemed prior to maturity at applicable redemption premiums. The 7.25% Senior Notes contain usual and customary incurrence-based covenants, which include, but are not limited to, restrictions on the incurrence of additional indebtedness, the incurrence of liens and the issuance of certain preferred shares, and the making of certain distributions, investments and other restricted payments, as well as other usual and customary covenants, which include, but are not limited to, restrictions on sale and leaseback transactions, restrictions on purchases or redemptions of Scotts Miracle-Gro stock and prepayments of subordinated debt, limitations on asset sales and restrictions on transactions with affiliates. The 7.25% Senior Notes mature on January 15, 2018.
On December 16, 2010, Scotts Miracle-Gro sold $200 million aggregate principal amount of 6.625% Senior Notes due 2020 (the “6.625% Senior Notes”) in a private placement exempt from the registration requirements under the Securities Act of 1933, as amended. The net proceeds of the offering were used to repay outstanding borrowings under the Company’s senior secured credit facilities and for general corporate purposes. The 6.625% Senior Notes represent general unsecured senior obligations of Scotts Miracle-Gro and rank equal in right of payment with the Company’s existing and future unsecured senior debt, including, without limitation, the 7.25% Senior Notes. The 6.625% Senior Notes have interest payment dates of June 15 and December 15 of each year, commencing June 15, 2011, and may be redeemed prior to maturity at applicable redemption premiums. The 6.625% Senior Notes contain usual and customary incurrence-based covenants, as well as other usual and customary covenants, substantially similar to those contained in the 7.25% Senior Notes. The 6.625% Senior Notes mature on December 15, 2020.

Certain of Scotts Miracle-Gro’s domestic subsidiaries serve as guarantors of both the 7.25% and the 6.625% Senior Notes. Refer to “NOTE 15. FINANCIAL INFORMATION FOR SUBSIDIARY GUARANTORS AND NON-GUARANTORS” for more information regarding the guarantor entities.
The Company was in compliance with the terms of all borrowing agreements at January 1, 2011.
At January 1, 2011, the Company had outstanding interest rate swap agreements with major financial institutions that effectively converted a portion of variable-rate debt denominated in U.S. dollars to a fixed rate. The swap agreements had a total U.S. dollar notional amount of $800 million at January 1, 2011. Interest payments made between the effective date and expiration date are hedged by the swap agreement, except as noted below. The notional amount, effective date, expiration date and rate of each of these swap agreements are shown in the table below.

NOTIONAL AMOUNT		EFFECTIVE	EXPIRATION
(IN MILLIONS)		DATE (a)	DATE	FIXED RATE
$200		2/14/2007	2/14/2012	5.20%
50		2/14/2012	2/14/2016	3.78%
150	(b)	11/16/2009	5/16/2016	3.26%
50	(c)	2/16/2010	5/16/2016	3.05%
50	(b)	12/20/2011	6/20/2016	2.46%
150	(c)	2/7/2012	5/7/2016	2.42%
100	(c)	2/21/2012	5/23/2016	2.40%
50	(d)	12/6/2012	9/6/2017	2.96%

(a)	The effective date refers to the date on which interest payments are first hedged by the applicable swap agreement.

(b)	Interest payments made during the six-month period of each year that begins with the month and day of the effective date are hedged by the swap agreement.

(c)	Interest payments made during the three-month period of each year that begins with the month and day of the effective date are hedged by the swap agreement.

(d)	Interest payments made during the nine-month period of each year that begins with the month and day of the effective date are hedged by the swap agreement.
Master Accounts Receivable Purchase Agreement
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
The Company accounts for the sale of receivables under the 2009 MARP Agreement, as amended, as short-term debt and continues to carry the receivables on its Condensed, Consolidated Balance Sheet, primarily as a result of the Company’s right to repurchase receivables sold. The caption “Accounts receivable pledged” on the accompanying Condensed, Consolidated Balance Sheets in the amount of $9.7 million as of January 2, 2010, represents the pool of receivables that have been designated as “sold” under the 2009 MARP Agreement and serve as collateral for short-term debt thereunder in the amount of $3.0 million as of January 2, 2010. There were no short-term borrowings under the amended 2009 MARP Agreement as of January 1, 2011 and September 30, 2010.
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
Credit Facilities
The interest rate currently available to the Company fluctuates with the applicable LIBOR rate, prime rate or Federal Funds Effective Rate, and thus the carrying value is a reasonable estimate of fair value.
7.25% Senior Notes
The fair value of the 7.25% Senior Notes can be determined based on the trading of the 7.25% Senior Notes in the open market. The difference between the carrying value and the fair value of the 7.25% Senior Notes represents the premium or discount on that date. Based on the trading value on or around January 1, 2011, the fair value of the 7.25% Senior Notes was approximately $207.3 million.
6.625% Senior Notes
The fair value of the 6.625% Senior Notes can be determined based on the trading of the 6.625% Senior Notes. The difference between the carrying value and the fair value of the 6.625% Senior Notes represents the premium or discount on that date. Based on the trading value on or around January 1, 2011, the carrying value is a reasonable estimate of fair value.
Master Accounts Receivable Purchase Agreement
The interest rate on the short-term debt associated with accounts receivable pledged under the 2009 MARP Agreement fluctuates with the one-week LIBOR rate, and thus the carrying value is a reasonable estimate of fair value.
NOTE 7. COMPREHENSIVE INCOME
The components of other comprehensive income (expense) (“OCI”) and total comprehensive loss were as follows (in millions):

	THREE MONTHS ENDED
	JANUARY 1,	JANUARY 2,
	2011	2010
Net loss	$(67.9)	$(57.7)
Other comprehensive income (expense):
Change in valuation of derivative instruments	2.8	2.4
Pension and other postretirement related items	6.2	5.8
Foreign currency translation adjustments	2.2	(0.3)

Comprehensive loss	$(56.7)	$(49.8)

NOTE 8. RETIREMENT AND RETIREE MEDICAL PLANS COST INFORMATION
The following summarizes the net periodic benefit cost from continuing operations for the various retirement and retiree medical plans sponsored by the Company (in millions):

	THREE MONTHS ENDED
	JANUARY 1, 2011			JANUARY 2, 2010
	U.S.	International	U.S.	U.S.	International	U.S.
	Pension	Pension	Medical	Pension	Pension	Medical
Components of net periodic benefit cost
Service cost	$—	$0.4	$0.1	$—	$0.5	$0.2
Interest cost	1.2	2.7	0.4	1.3	2.4	0.4
Expected return on plan assets	(1.3)	(2.6)	—	(1.3)	(2.1)	—
Net amortization	1.2	0.4	—	1.1	0.5	—

Net periodic benefit cost	$1.1	$0.9	$0.5	$1.1	$1.3	$0.6

NOTE 9. SHARE-BASED COMPENSATION AWARDS
The following is a summary of the share-based compensation awards granted over the periods indicated:

	THREE MONTHS ENDED
	JANUARY 1,	JANUARY 2,
	2011	2010
Options	—	7,500
Performance shares	11,574	—
Restricted stock units (including deferred stock units)	2,721	4,915

Total share-based awards	14,295	12,415

Aggregate fair value at grant dates (in millions)	$0.7	$0.3
Total share-based compensation was $4.3 million and $2.9 million for the three months ended January 1, 2011 and January 2, 2010, respectively.
Subsequent to January 1, 2011, Scotts Miracle-Gro awarded performance shares, restricted stock units and stock options covering 0.5 million common shares to key employees with an estimated fair value of $11.3 million on the date of the grant.
NOTE 10. INCOME TAXES
Income tax benefit from continuing operations was calculated at an effective tax rate of 35.9% and 36.3% for the three months ended January 1, 2011 and January 2, 2010, respectively. The effective tax rate used for interim reporting purposes was based on management’s best estimate of factors impacting the effective tax rate for the full fiscal year. In accordance with the Company’s decision to report certain aspects of the business as discontinued operations, an allocation of the income tax benefit has been separately determined for these interim periods to specifically report the discontinued operations net of tax. There can be no assurance that the effective tax rate estimated for interim financial reporting purposes will approximate the effective tax rate determined at fiscal year end.
Scotts Miracle-Gro or one or more of its subsidiaries files income tax returns in the U.S. federal jurisdiction and various state, local and foreign jurisdictions. With few exceptions, the Company is no longer subject to examinations by these tax authorities for fiscal years prior to 2007. The Company is currently under examination by the Internal Revenue Service (the “IRS”) and certain foreign and U.S. state and local tax authorities. The IRS is currently reviewing the fiscal 2008 tax period only. In regard to a local German audit, the tax periods under investigation are limited to fiscal years 2004 through 2008. In regard to U.S. state and local audits, the tax periods under investigation are limited to fiscal years 2000 through 2008. In addition to these audits, certain other tax deficiency notices and refund claims for previous years remain unresolved.
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
NOTE 11. CONTINGENCIES
Management regularly evaluates the Company’s contingencies, including various lawsuits and claims which arise in the normal course of business, product and general liabilities, workers’ compensation, property losses and other fiduciary liabilities for which the Company is self-insured or retains a high exposure limit. Self-insurance reserves are established based on actuarial loss estimates for specific individual claims plus actuarially estimated amounts for incurred but not reported claims and adverse development factors applied to existing claims. Legal costs incurred in connection with the resolution of claims, lawsuits and other contingencies generally are expensed as incurred. In the opinion of management, its assessment of contingencies is reasonable and related reserves, in the aggregate, are adequate; however, there can be no assurance that final resolution of these matters will not have a material adverse effect on the Company’s financial condition, results of operations or cash flows. The following are the more significant of the Company’s identified contingencies:
FIFRA Compliance and the Corresponding Governmental Investigations
For a description of the Company’s ongoing FIFRA compliance efforts and the corresponding governmental investigations, see “NOTE 3. PRODUCT REGISTRATION AND RECALL MATTERS.”

Other Regulatory Matters
At January 1, 2011, $2.8 million was accrued for other regulatory matters in the “Other liabilities” line in the Condensed, Consolidated Balance Sheet. The amounts accrued are believed to be adequate to cover such known regulatory exposures based on current facts and estimates of likely outcomes. However, if facts and circumstances change significantly, they could result in a material adverse effect on the Company’s financial condition, results of operations or cash flows.
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
NOTE 12. DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES
Derivatives and Hedging
The Company is exposed to market risks, such as changes in interest rates, currency exchange rates and commodity prices. To manage a portion of the volatility related to these exposures, the Company enters into various financial transactions. The utilization of these financial transactions is governed by policies covering acceptable counterparty exposure, instrument types and other hedging practices. The Company does not hold or issue derivative financial instruments for speculative trading purposes.
The Company formally designates and documents qualifying instruments as hedges of underlying exposures at inception. The Company formally assesses, both at inception and at least quarterly, whether the financial instruments used in hedging transactions are effective at offsetting changes in cash flows of the related underlying exposure. Fluctuations in the value of these instruments generally are offset by changes in the cash flows of the underlying exposures being hedged. This offset is driven by the high degree of effectiveness between the exposure being hedged and the hedging instrument. GAAP requires all derivative instruments to be recognized as either assets or liabilities at fair value in the Condensed, Consolidated Balance Sheets. The Company designates commodity hedges as cash flow hedges of forecasted purchases of commodities and interest rate swap agreements as cash flow hedges of interest payments on variable rate borrowings. Any ineffective portion of a change in the fair value of a qualifying instrument is immediately recognized in earnings. The amounts recorded in earnings related to ineffectiveness of derivative hedges for the three-month periods ended January 1, 2011 and January 2, 2010 were not significant.
Foreign Currency Swap Contracts
The Company periodically uses foreign currency swap contracts to manage the exchange rate risk associated with intercompany loans with foreign subsidiaries that are denominated in local currencies. At January 1, 2011, the notional amount of outstanding foreign currency swap contracts was $330.7 million, with a fair value of $5.0 million. At January 2, 2010, the notional amount of the outstanding foreign currency swap contracts was $72.8 million with a fair value of $1.2 million. The fair value of foreign currency swap contracts is determined based on changes in spot rates. The unrealized loss on the foreign currency swap contracts approximates the unrealized gain on the intercompany loans recognized by the Company’s lending subsidiaries.
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

At January 1, 2011 and January 2, 2010, the Company had outstanding interest rate swap agreements with major financial institutions that effectively converted a portion of the Company’s variable-rate debt to a fixed rate. The swap agreements had a total U.S. dollar equivalent notional amount of $800 million and $650 million at January 1, 2011 and January 2, 2010, respectively. Refer to “NOTE 6. DEBT” for the terms of the swap agreements outstanding at January 1, 2011. Included in the AOCI balance at January 1, 2011 was a pre-tax loss of $12.5 million related to interest rate swap agreements that is expected to be reclassified to earnings during the next 12 months, consistent with the timing of the underlying hedged transactions.
Commodity Hedges
The Company had outstanding hedging arrangements at January 1, 2011 designed to fix the price of a portion of its urea needs. The contracts are designated as hedges of the Company’s exposure to future cash flow fluctuations associated with the cost of urea. The objective of the hedges is to mitigate the earnings and cash flow volatility attributable to the risk of changing prices. Unrealized gains or losses in the fair value of these contracts are recorded to the AOCI component of shareholders’ equity. Realized gains or losses remain as a component of AOCI until the related inventory is sold. Upon sale of the underlying inventory, the gain or loss is reclassified to cost of sales. Included in the AOCI balance at January 1, 2011 was a pre-tax gain of $3.5 million related to urea derivatives that is expected to be reclassified to earnings during the next 12 months, consistent with the timing of the underlying hedged transactions.
The Company enters into fuel derivatives for its Scotts LawnService® business that qualify for hedge accounting treatment. Unrealized gains or losses in the fair value of these contracts are recorded in OCI except for any ineffective portion of the change in fair value, which is immediately recorded in earnings. For the effective portion of the change in fair value, realized gains or losses remain as a component of AOCI until the related fuel is consumed by the Scotts LawnService® service vehicles. Upon consumption of the fuel, the gain or loss is reclassified to cost of sales. Included in the AOCI balance at January 1, 2011 was a pre-tax loss of $0.1 million related to fuel derivatives that is expected to be reclassified to earnings during the next 12 months, consistent with the timing of the underlying hedged transactions.
Periodically, the Company also uses fuel derivatives to partially mitigate the effect of fluctuating diesel and gasoline costs on operating results. Fuel derivatives used by the Company that do not qualify for hedge accounting treatment in accordance with GAAP are recorded at fair value, with unrealized gains and losses on open contracts and realized gains or losses on settled contracts recorded as an element of cost of sales.
As of January 1, 2011, the Company had the following outstanding commodity contracts that were entered into to hedge forecasted purchases:

Commodity	Volume
Urea	39,500 tons
Diesel	3,570,000 gallons
Fair Values of Derivative Instruments
The fair values of the Company’s derivative instruments were as follows (in millions):

	ASSETS / (LIABILITIES)
DERIVATIVES DESIGNATED AS HEDGING		JANUARY 1,	JANUARY 2,	SEPTEMBER 30,
INSTRUMENTS	BALANCE SHEET LOCATION	2011	2010	2010
		FAIR VALUE
Interest rate swap agreements	Other assets	$2.4	$3.4	$—
	Other current liabilities	(12.3)	(14.1)	(12.1)
	Other liabilities	(6.2)	(7.4)	(12.5)

Commodity hedging instruments	Prepaid and other assets	3.6	3.4	1.9

Total derivatives designated as hedging instruments		$(12.5)	$(14.7)	$(22.7)

DERIVATIVES NOT DESIGNATED AS HEDGING INSTRUMENTS (1)
Foreign currency swap contracts	Prepaid and other assets	$5.3	$1.2	$—
	Other current liabilities	(0.3)	—	(6.6)

Commodity hedging instruments	Prepaid and other assets	0.8	—	—

Total derivatives not designated as hedging instruments (1)		$5.8	$1.2	$(6.6)

Total derivatives		$(6.7)	$(13.5)	$(29.3)

(1)	See discussion above for additional information regarding the Company’s purpose for entering into derivatives not designated as hedging instruments and its overall risk management strategy.

Refer to “NOTE 13. FAIR VALUE MEASUREMENTS” for the Company’s fair value measurements of derivative instruments as they relate to the valuation hierarchy.
The effect of derivative instruments on OCI and the Condensed, Consolidated Statements of Operations for the three-month periods ended January 1, 2011 and January 2, 2010 was as follows (in millions):

	AMOUNT OF GAIN / (LOSS)
	RECOGNIZED IN OCI
	THREE MONTHS ENDED
	JANUARY 1,	JANUARY 2,
DERIVATIVES IN CASH FLOW HEDGING RELATIONSHIPS	2011	2010
Interest rate swap agreements	$2.5	$(1.6)
Commodity hedging instruments	2.1	2.4

Total	$4.6	$0.8

		AMOUNT OF GAIN / (LOSS)
		RECLASSIFIED FROM AOCI INTO
		EARNINGS
	LOCATION OF GAIN / (LOSS)	THREE MONTHS ENDED
DERIVATIVES IN CASH FLOW HEDGING	RECLASSIFIED FROM	JANUARY 1,	JANUARY 2,
RELATIONSHIPS	AOCI INTO EARNINGS	2011	2010
Interest rate swap agreements	Interest expense	$(3.1)	$(5.5)
Commodity hedging instruments	Cost of sales	0.1	0.6

Total		$(3.0)	$(4.9)

		AMOUNT OF GAIN
		RECOGNIZED IN EARNINGS
		THREE MONTHS ENDED
DERIVATIVES NOT DESIGNATED	LOCATION OF GAIN	JANUARY 1,	JANUARY 2,
AS HEDGING INSTRUMENTS	RECOGNIZED IN EARNINGS	2011	2010
Foreign currency swap contracts	Interest expense	$8.8	$0.7
Commodity hedging instruments	Cost of sales	0.8	—

Total		$9.6	$0.7

NOTE 13. FAIR VALUE MEASUREMENTS
GAAP defines fair value, establishes a framework for measuring fair value, and prescribes disclosures about fair value measurements. It defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or the most advantageous market for the asset or liability in an orderly transaction between market participants at the measurement date. GAAP establishes a three-level fair value hierarchy that prioritizes the inputs used to measure fair value. The hierarchy requires entities to maximize the use of observable inputs and minimize the use of unobservable inputs. The three levels of inputs used to measure fair value are as follows:
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
The following table presents the Company’s financial assets and liabilities measured at fair value on a recurring basis at January 1, 2011 (in millions):

	Quoted Prices in Active
	Markets for Identical	Significant Other	Unobservable
	Assets	Observable Inputs	Inputs
Assets	(Level 1)	(Level 2)	(Level 3)	Total
Derivatives
Interest rate swap agreements	$—	$2.4	$—	$2.4
Foreign currency swap contracts	—	5.3	—	5.3
Commodity hedging instruments	—	4.4	—	4.4
Other	7.8	—	—	7.8

Total	$7.8	$12.1	$—	$19.9

Liabilities
Derivatives
Interest rate swap agreements	$—	$(18.5)	$—	$(18.5)
Foreign currency swap contracts	—	(0.3)	—	(0.3)

Total	$—	$(18.8)	$—	$(18.8)

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

NOTE 14. SEGMENT INFORMATION
The Company divides its business into the following segments — Global Consumer and Scotts LawnService®. This division of reportable segments is consistent with how the segments report to and are managed by senior management of the Company. Reclassifications have been made to prior period segment amounts to reflect changes in the allocation of certain shared expenses among the segments, which in management’s judgment better align those expenses with the associated drivers and benefits. Furthermore, the Company’s reportable segments have been revised to reflect the proposed sale of a significant majority of its previously reported Global Professional business segment, which is now reported in discontinued operations. For additional information regarding the proposed sale, refer to “NOTE 2. DISCONTINUED OPERATIONS.”
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
Segment performance is evaluated based on several factors, including income from continuing operations before amortization, product registration and recall costs, and impairment, restructuring and other charges, which is not a GAAP measure. Senior management of the Company uses this measure of operating profit to gauge segment performance because the Company believes this measure is the most indicative of performance trends and the overall earnings potential of each segment.
Corporate & Other consists of the non-European professional seed business and corporate general and administrative expenses.

The following tables present segment financial information (in millions):

	THREE MONTHS
	ENDED
	JANUARY 1,	JANUARY 2,
	2011	2010
Net sales:
Global Consumer	$188.8	$214.0
Scotts LawnService®	37.1	33.0

Segment total	225.9	247.0
Corporate and Other	4.5	5.6
Roundup® amortization	(0.2)	(0.2)

Consolidated	$230.2	$252.4

Loss from continuing operations before income taxes:
Global Consumer	$(55.1)	$(40.4)
Scotts LawnService®	(4.5)	(7.5)

Segment total	(59.6)	(47.9)
Corporate & Other	(30.7)	(15.6)
Roundup® amortization	(0.2)	(0.2)
Other amortization	(2.3)	(2.7)
Interest expense	(9.5)	(9.7)
Product registration and recall matters	(1.7)	(2.6)

Consolidated	$(104.0)	$(78.7)

	JANUARY 1,	JANUARY 2,	SEPTEMBER 30,
	2011	2010	2010
Total assets:
Global Consumer	$1,584.2	$1,622.3	$1,458.4
Scotts LawnService®	155.4	155.3	177.7
Corporate & Other	314.7	286.7	334.8
Assets held for sale	200.9	221.7	193.1

Consolidated	$2,255.2	$2,286.0	$2,164.0

NOTE 15. FINANCIAL INFORMATION FOR SUBSIDIARY GUARANTORS AND NON-GUARANTORS
The 7.25% and 6.625% Senior Notes (collectively, the “Senior Notes”) issued by Scotts Miracle-Gro on January 14, 2010 and December 16, 2010, respectively, are guaranteed by certain of its domestic subsidiaries and, therefore, the Company has disclosed condensed, consolidating financial information in accordance with SEC Regulation S-X Rule 3-10, Financial Statements of Guarantors and Issuers of Guaranteed Securities Registered or Being Registered. The following 100% directly or indirectly owned subsidiaries fully and unconditionally guarantee the Senior Notes on a joint and several basis: EG Systems, Inc., dba Scotts LawnService®; Gutwein & Co., Inc.; Hyponex Corporation; Miracle-Gro Lawn Products, Inc.; OMS Investments, Inc.; Rod McLellan Company; Sanford Scientific, Inc.; Scotts Temecula Operations, LLC; Scotts Manufacturing Company; Scotts Products Co.; Scotts Professional Products Co.; Scotts-Sierra Crop Protection Company; Scotts-Sierra Horticultural Products Company; Scotts-Sierra Investments, Inc.; SMG Growing Media, Inc.; Swiss Farms Products, Inc.; and The Scotts Company LLC (collectively, the “Guarantors”).
The following information presents condensed, consolidating Statements of Operations for the three-month periods ended January 1, 2011 and January 2, 2010, condensed, consolidating Statements of Cash Flows for the three-month periods ended January 1, 2011 and January 2, 2010, and condensed, consolidating Balance Sheets as of January 1, 2011, January 2, 2010 and September 30, 2010. The condensed, consolidating financial information presents, in separate columns, financial information for: Scotts Miracle-Gro on a Parent-only basis, carrying its investment in subsidiaries under the equity method; Guarantors on a combined basis, carrying their investments in subsidiaries which do not guarantee the debt (collectively, the “Non-Guarantors”) under the equity method; Non-Guarantors on a combined basis; and eliminating entries. The eliminating entries primarily reflect intercompany transactions, such as interest expense, accounts receivable and payable, short and long-term debt, and the elimination of equity investments and income in subsidiaries. Because Scotts Miracle-Gro, as the Parent, is obligated to pay the unpaid principal amount and interest on all amounts borrowed by the Guarantors or Non-Guarantors under the senior secured five-year revolving loan facility, the borrowings and related interest expense for the revolving loans outstanding of the Guarantors and Non-Guarantors are also presented in the accompanying Parent-only financial information, and are then eliminated.

The Scotts Miracle-Gro Company
Condensed, Consolidating Statement of Operations
for the three months ended January 1, 2011
(in millions)

		Subsidiary	Non-
	Parent	Guarantors	Guarantors	Eliminations	Consolidated

Net sales	$—	$176.8	$53.4	$—	$230.2
Cost of sales	—	143.3	37.0	—	180.3
Cost of sales — product registration and recall matters	—	0.8	—	—	0.8

Gross profit	—	32.7	16.4	—	49.1

Operating expenses:
Selling, general and administrative	—	115.1	28.1	—	143.2
Product registration and recall matters	—	0.9	—	—	0.9
Other (income) loss, net	—	0.2	(0.7)	—	(0.5)

Loss from operations	—	(83.5)	(11.0)	—	(94.5)

Equity loss in subsidiaries	63.6	11.4	—	(75.0)	—
Other non-operating income	(3.8)	—	—	3.8	—
Interest expense	8.7	4.3	0.3	(3.8)	9.5

Loss from continuing operations before income taxes	(68.5)	(99.2)	(11.3)	75.0	(104.0)

Income tax benefit from continuing operations	(0.6)	(32.7)	(4.0)	—	(37.3)

Loss from continuing operations	(67.9)	(66.5)	(7.3)	75.0	(66.7)

Income (loss) from discontinued operations, net of tax	—	3.2	(4.4)	—	(1.2)

Net loss	$(67.9)	$(63.3)	$(11.7)	$75.0	$(67.9)

The Scotts Miracle-Gro Company
Condensed, Consolidating Statement of Cash Flows
for the three months ended January 1, 2011
(in millions)

		Subsidiary	Non-
	Parent	Guarantors	Guarantors	Eliminations	Consolidated

NET CASH USED IN OPERATING ACTIVITIES	$(0.6)	$(128.7)	$(40.4)	$—	$(169.7)

INVESTING ACTIVITIES
Investments in property, plant and equipment	—	(25.2)	(2.9)	—	(28.1)

Net cash used in investing activities	—	(25.2)	(2.9)	—	(28.1)

FINANCING ACTIVITIES
Borrowings under revolving and bank lines of credit and term loans	—	205.2	53.0	—	258.2
Repayments under revolving and bank lines of credit and term loans	—	(94.0)	(140.0)	—	(234.0)
Proceeds from issuance of 6.625% Senior Notes	200.0	—	—	—	200.0
Dividends paid	(16.8)	—	—	—	(16.8)
Purchase of treasury shares	(25.0)	—	—	—	(25.0)
Fianacing and issuance fees	(4.1)	—			(4.1)
Excess tax benefits from share-based payment arrangements	—	1.5	—	—	1.5
Cash received from the exercise of stock options	6.5	—	—	—	6.5
Intercompany financing	(160.0)	46.9	113.1	—	—

Net cash provided by financing activities	0.6	159.6	26.1	—	186.3

Effect of exchange rate changes	—	—	2.2	—	2.2

Net increase (decrease) in cash and cash equivalents	—	5.7	(15.0)	—	(9.3)
Cash and cash equivalents, beginning of period	—	5.0	83.1	—	88.1

Cash and cash equivalents, end of period	$—	$10.7	$68.1	$—	$78.8

The Scotts Miracle-Gro Company
Condensed, Consolidating Balance Sheet
As of January 1, 2011
(in millions)

		Subsidiary	Non-
	Parent	Guarantors	Guarantors	Eliminations	Consolidated

ASSETS
Current assets:
Cash and cash equivalents	$—	$10.7	$68.1	$—	$78.8
Accounts receivable, net	—	137.0	76.2	—	213.2
Inventories, net	—	474.0	93.0	—	567.0
Assets held for sale	—	36.9	164.0	—	200.9
Prepaid and other assets	—	97.9	38.2	—	136.1

Total current assets	—	756.5	439.5	—	1,196.0

Property, plant and equipment, net	—	344.5	46.6	—	391.1
Goodwill	—	305.1	0.7	—	305.8
Intangible assets, net	—	273.9	52.8	—	326.7
Other assets	13.6	23.1	34.7	(35.8)	35.6
Equity investment in subsidiaries	691.9	—	—	(691.9)	—
Intercompany assets	805.5	—	—	(805.5)	—

Total assets	$1,511.0	$1,703.1	$574.3	$(1,533.2)	$2,255.2

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current portion of debt	$164.7	$2.4	$1.4	$—	$168.5
Accounts payable	—	161.0	47.5	—	208.5
Liabilities held for sale	—	10.1	35.3	—	45.4
Other current liabilities	7.3	142.4	95.1	—	244.8

Total current liabilities	172.0	315.9	179.3	—	667.2

Long-term debt	657.4	230.0	13.7	(213.7)	687.4
Other liabilities	3.0	198.1	56.7	(35.8)	222.0
Equity investment in subsidiaries	—	62.6	—	(62.6)	—
Intercompany liabilities	—	203.0	388.8	(591.8)	—

Total liabilities	832.4	1,009.6	638.5	(903.9)	1,576.6

Shareholders’ equity	678.6	693.5	(64.2)	(629.3)	678.6

Total liabilities and shareholders’ equity	$1,511.0	$1,703.1	$574.3	$(1,533.2)	$2,255.2

The Scotts Miracle-Gro Company
Condensed, Consolidating Statement of Operations
for the three months ended January 2, 2010
(in millions)

		Subsidiary	Non-
	Parent	Guarantors	Guarantors	Eliminations	Consolidated

Net sales	$—	$193.4	$59.0	$—	$252.4
Cost of sales	—	155.3	43.4	—	198.7
Cost of sales — product registration and recall matters	—	0.9	—	—	0.9

Gross profit	—	37.2	15.6	—	52.8

Operating expenses:
Selling, general and administrative	—	100.8	25.5	—	126.3
Product registration and recall matters	—	1.7	—	—	1.7
Other income, net	—	(4.6)	(1.6)	—	(6.2)

Loss from operations	—	(60.7)	(8.3)	—	(69.0)

Equity loss in subsidiaries	57.2	17.3	—	(74.5)	—
Other non-operating income	(7.3)	—	—	7.3	—
Interest expense	8.0	7.6	1.4	(7.3)	9.7

Loss from continuing operations before income taxes	(57.9)	(85.6)	(9.7)	74.5	(78.7)

Income tax benefit from continuing operations	(0.2)	(24.9)	(3.5)	—	(28.6)

Loss from continuing operations	(57.7)	(60.7)	(6.2)	74.5	(50.1)

Income (loss) from discontinued operations, net of tax	—	3.9	(11.5)	—	(7.6)

Net loss	$(57.7)	$(56.8)	$(17.7)	$74.5	$(57.7)

The Scotts Miracle-Gro Company
Condensed, Consolidating Statement of Cash Flows
for the three months ended January 2, 2010
(in millions)

		Subsidiary	Non-
	Parent	Guarantors	Guarantors	Eliminations	Consolidated

NET CASH USED IN OPERATING ACTIVITIES	$(1.6)	$(119.2)	$(55.9)	$—	$(176.7)

INVESTING ACTIVITIES
Proceeds from the sale of long-lived assets	—	5.4	18.2	—	23.6
Investments in property, plant and equipment	—	(18.1)	(1.3)	—	(19.4)

Net cash (used in) provided by investing activities	—	(12.7)	16.9	—	4.2

FINANCING ACTIVITIES
Borrowings under revolving and bank lines of credit and term loans	—	325.4	147.0	—	472.4
Repayments under revolving and bank lines of credit and term loans	—	(240.2)	(76.8)	—	(317.0)
Dividends paid	(9.3)	—	—	—	(9.3)
Excess tax benefits from share-based payment arrangements	—	2.6	—	—	2.6
Cash received from the exercise of stock options	5.9	—	—	—	5.9
Intercompany financing	5.0	41.6	(46.6)	—	—

Net cash provided by financing activities	1.6	129.4	23.6	—	154.6

Effect of exchange rate changes	—	—	(1.2)	—	(1.2)

Net decrease in cash and cash equivalents	—	(2.5)	(16.6)	—	(19.1)
Cash and cash equivalents, beginning of period	—	7.0	63.6	—	70.6

Cash and cash equivalents, end of period	$—	$4.5	$47.0	$—	$51.5

The Scotts Miracle-Gro Company
Condensed, Consolidating Balance Sheet
As of January 2, 2010
(in millions)

		Subsidiary	Non-
	Parent	Guarantors	Guarantors	Eliminations	Consolidated

ASSETS
Current assets:
Cash and cash equivalents	$—	$4.5	$47.0	$—	$51.5
Accounts receivable, net	—	128.6	76.3	—	204.9
Accounts receivable pledged	—	9.7	—	—	9.7
Inventories, net	—	496.8	90.7	—	587.5
Assets held for sale	—	40.6	181.1	—	221.7
Prepaid and other assets	—	119.0	45.3	—	164.3

Total current assets	—	799.2	440.4	—	1,239.6

Property, plant and equipment, net	—	307.3	49.2	—	356.5
Goodwill	—	305.1	0.7	—	305.8
Intangible assets, net	—	297.7	62.1	—	359.8
Other assets	6.6	19.3	41.2	(42.8)	24.3
Equity investment in subsidiaries	531.7	—	—	(531.7)	—
Intercompany assets	948.0	—	—	(948.0)	—

Total assets	$1,486.3	$1,728.6	$593.6	$(1,522.5)	$2,286.0

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current portion of debt	$161.0	$5.0	$0.7	$—	$166.7
Accounts payable	—	225.1	54.2	—	279.3
Liabilities held for sale	—	12.4	30.1		42.5
Other current liabilities	0.4	138.3	112.6	—	251.3

Total current liabilities	161.4	380.8	197.6	—	739.8

Long-term debt	782.1	246.7	291.7	(521.7)	798.8
Other liabilities	4.3	190.5	56.9	(42.8)	208.9
Equity investment in subsidiaries	—	99.2	—	(99.2)	—
Intercompany liabilities	—	277.8	148.5	(426.3)	—

Total liabilities	947.8	1,195.0	694.7	(1,090.0)	1,747.5

Shareholders’ equity	538.5	533.6	(101.1)	(432.5)	538.5

Total liabilities and shareholders’ equity	$1,486.3	$1,728.6	$593.6	$(1,522.5)	$2,286.0

The Scotts Miracle-Gro Company
Condensed, Consolidating Balance Sheet
As of September 30, 2010
(in millions)

		Subsidiary	Non-
	Parent	Guarantors	Guarantors	Eliminations	Consolidated

ASSETS
Current assets:
Cash and cash equivalents	$—	$5.0	$83.1	$—	$88.1
Accounts receivable, net	—	271.2	79.7	—	350.9
Inventories, net	—	291.1	61.8	—	352.9
Assets held for sale	—	31.9	161.2	—	193.1
Prepaid and other assets	—	97.9	35.2	—	133.1

Total current assets	—	697.1	421.0	—	1,118.1

Property, plant and equipment, net	—	334.7	46.6	—	381.3
Goodwill	—	305.1	0.7	—	305.8
Intangible assets, net	—	275.2	55.0	—	330.2
Other assets	13.9	16.1	43.8	(45.2)	28.6
Equity investment in subsidiaries	773.7	—	—	(773.7)	—
Intercompany assets	496.1	—	—	(496.1)	—

Total assets	$1,283.7	$1,628.2	$567.1	$(1,315.0)	$2,164.0

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current portion of debt	$193.2	$1.8	$—	$—	$195.0
Accounts payable	—	92.3	49.4	—	141.7
Liabilities held for sale	—	9.8	35.5	—	45.3
Other current liabilities	3.6	249.2	102.0	—	354.8

Total current liabilities	196.8	353.1	186.9	—	736.8

Long-term debt	318.8	25.5	102.1	(9.7)	436.7
Other liabilities	3.6	200.9	66.7	(45.2)	226.0
Equity investment in subsidiaries	—	63.6	—	(63.6)	—
Intercompany liabilities	—	210.0	276.4	(486.4)	—

Total liabilities	519.2	853.1	632.1	(604.9)	1,399.5

Shareholders’ equity	764.5	775.1	(65.0)	(710.1)	764.5

Total liabilities and shareholders’ equity	$1,283.7	$1,628.2	$567.1	$(1,315.0)	$2,164.0

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
EXECUTIVE SUMMARY
We are dedicated to delivering strong, consistent financial results and outstanding shareholder returns by providing products of superior quality and value in order to enhance consumers’ outdoor living environments. We are a leading manufacturer and marketer of consumer branded products for lawn and garden care in North America and Europe. We are Monsanto’s exclusive agent for the marketing and distribution of consumer Roundup® non-selective herbicide products within the United States and other contractually specified countries. We have a presence in similar consumer branded products in Australia, the Far East and Latin America. We also operate Scotts LawnService®, the second largest U.S. lawn care service business. Our operations are divided into the following reportable segments: Global Consumer and Scotts LawnService®.
We are also a leading manufacturer and marketer of branded products for use in professional ornamental horticulture, turf and specialty agriculture. Our global professional business has a presence in North America, Europe, the Middle East, Africa, Australia, the Far East, Latin America and South America.
In December 2010, we received a binding offer from Israel Chemicals Ltd. (“ICL”) to acquire a significant majority of the assets of our global professional business (excluding the non-European professional seed business, “Global Pro”) for $270 million in an all-cash transaction, subject to certain adjustments at closing. The proposed sale is expected to close by the end of our second quarter of fiscal 2011, subject to regulatory review and the satisfaction of certain other conditions. Effective in our first quarter of fiscal 2011, we classified Global Pro as discontinued operations. Prior to being reported as discontinued operations, Global Pro was included as part of our former Global Professional business segment. Results for the portion of the business excluded from the proposed sale, consisting of our non-European professional seed business, have been reclassified to Corporate & Other.
During our first quarter of fiscal 2010, all Smith & Hawken stores were closed and substantially all operational activities of Smith & Hawken were discontinued. As a result, effective in our first quarter of fiscal 2010, we classified Smith & Hawken as discontinued operations.
As a leading consumer branded lawn and garden company, our product development and marketing efforts are largely focused on providing innovative and differentiated products and on continually increasing brand and product awareness to inspire consumers and create retail demand. We have successfully applied this model for a number of years by focusing on research and development and investing approximately 5% of our annual net sales in advertising to support and promote our products and brands. We continually explore new and innovative ways to communicate with consumers. We believe that we receive a significant return on these expenditures and anticipate a similar commitment to research and development, advertising and marketing investments in the future, with the continuing objective of driving category growth and increasing market share.
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

	Percent of Net Sales from
	Continuing Operations by Quarter
	2010	2009	2008
First Quarter	8.7%	8.5%	8.5%
Second Quarter	36.2%	32.0%	33.3%
Third Quarter	40.5%	42.5%	40.7%
Fourth Quarter	14.6%	17.0%	17.5%
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
In August 2010, we announced that the Scotts Miracle-Gro Board of Directors had authorized the repurchase of up to $500 million of our common shares over the next four years and the doubling of our quarterly dividend to $0.25 per common share. The decisions to increase the amount of cash we intend to return to our shareholders reflect our continued confidence in the performance of our business, which should allow us to return increased cash to shareholders while also making strategic investments that drive long-term profitable growth. During the first quarter of fiscal 2011, we repurchased approximately 483,000 of our common shares in open market transactions for $25 million. Through the end of the first quarter of fiscal 2011, we have repurchased approximately $50 million of our common shares. We expect to accelerate the repurchase of shares subsequent to closing the sale of Global Pro.
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
In late April of 2008, in connection with the U.S. EPA’s investigation, we conducted a consumer-level recall of certain consumer lawn and garden products and a Scotts LawnService® product. Subsequently, the Company and the U.S. EPA agreed upon a Compliance Review Plan for conducting a comprehensive, independent review of our product registration records. Pursuant to the Compliance Review Plan, an independent third-party firm, QAI, reviewed substantially all of our U.S. pesticide product registrations and associated advertisements, some of which were historical in nature and no longer related to sales of our products. The U.S. EPA investigation and the QAI review process resulted in the temporary suspension of sales and shipments of certain products. In addition, as the QAI review process or our internal review identified potential FIFRA registration issues (some of which appear unrelated to the actions of the former associate), we endeavored to stop selling or distributing the affected products until the issues could be resolved. QAI’s review of our U.S. pesticide product registrations and associated advertisements is now substantially complete. The results of the QAI review process did not materially affect our fiscal 2010 or first quarter fiscal 2011 sales and are not expected to materially affect the Company’s sales during the remainder of fiscal 2011.
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

As a result of these registration and recall matters, we have recorded charges for affected inventory and other registration and recall-related costs. The effects of these adjustments were pre-tax charges of $1.7 million and $2.6 million for the three-month periods ended January 1, 2011 and January 2, 2010, respectively. We expect to incur $8-$10 million in fiscal 2011 on recall and registration matters, excluding possible fines, penalties, judgments and/or litigation costs. We expect that these charges will include costs associated with the rework of certain finished goods inventories, the potential disposal of certain products and ongoing third-party professional services related to the U.S. EPA, U.S. DOJ and state investigations.
The U.S. EPA, U.S. DOJ and CDPR investigations continue and may result in future state, federal or private rights of action including fines and/or penalties with respect to known or potential additional product registration issues. Until the U.S. EPA, U.S. DOJ and related state investigations are complete, we cannot reasonably determine the scope or magnitude of possible liabilities that could result from known or potential product registration issues, and no reserves for these potential liabilities have been established as of January 1, 2011. However, it is possible that such liabilities, including fines, penalties, judgments and/or litigation costs, could be material and have an adverse effect on our financial condition, results of operations or cash flows.
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
RESULTS OF OPERATIONS
Beginning in our first quarter of fiscal 2011, as a result of the pending sale of Global Pro to ICL and having met the applicable criteria, we classified Global Pro as discontinued operations. Accordingly, we have reclassified our results of operations for the three-month period ended January 2, 2010 to reflect Global Pro as discontinued operations. Further, beginning in our first quarter of fiscal 2010, we classified Smith & Hawken as discontinued operations. As a result, and unless specifically stated, all discussions regarding results for the three-month periods ended January 1, 2011 and January 2, 2010, respectively, reflect results from our continuing operations.
The following table sets forth the components of income and expense as a percentage of net sales for the three-month periods ended January 1, 2011 and January 2, 2010:

	THREE MONTHS ENDED
	JANUARY 1,	JANUARY 2,
	2011	2010
	(UNAUDITED)
Net sales	100.0%	100.0%
Cost of sales	78.3	78.7
Cost of sales — product registration and recall matters	0.4	0.4

Gross profit	21.3	20.9
Operating expenses:
Selling, general and administrative	62.2	50.0
Product registration and recall matters	0.4	0.7
Other income, net	(0.2)	(2.5)

Loss from operations	(41.1)	(27.3)
Interest expense	4.1	3.9

Loss from continuing operations before income taxes	(45.2)	(31.2)
Income tax benefit from continuing operations	(16.2)	(11.4)

Loss from continuing operations	(29.0)	(19.8)
Loss from discontinued operations, net of tax	(0.5)	(3.1)

Net Loss	(29.5)%	(22.9)%

Net sales for the three months ended January 1, 2011 were $230.2 million, a decrease of 8.8% from net sales of $252.4 million for the three months ended January 2, 2010. Organic net sales decline, which excludes the impact of changes in foreign exchange rates, was 8.1% for the three months ended January 1, 2011 as noted in the following table:

Net sales decline	(8.8)%
Foreign exchange rates	0.7

Organic net sales decline	(8.1)%

In the Global Consumer segment, organic net sales declined by 10.9% in the first quarter, driven by an 11.9% decline in the United States. In the Scotts LawnService® segment, organic net sales increased by 12.1% for the quarter. Corporate & Other had an overall sales decline of $1.1 million in the first quarter. We anticipate full-year fiscal 2011 net sales will increase by 4% to 6% compared to fiscal 2010.

As a percentage of net sales, gross profit margin was 21.3% for the first quarter of fiscal 2011, compared to 20.9% for the first quarter of fiscal 2010. Gross profit margins for our first fiscal quarter are generally lower than the full-year primarily as a result of proportionally higher fixed overheads in relation to seasonally low sales volumes. Gross profit margins for the three months ended January 1, 2011 were favorably impacted by lower average material costs in our Global Consumer and Scotts LawnService® segments, partially offset by increased freight costs in our Global Consumer segment. Excluding the impact of product registration and recall matters, we anticipate the fiscal 2011 full-year gross profit margin will improve by 70 to 100 basis points compared to fiscal 2010, driven by supply chain cost productivity initiatives and pricing, net of changes in commodity costs.
The following table sets forth the components of selling, general and administrative expenses:

	THREE MONTHS ENDED
	JANUARY 1,	JANUARY 2,
	2011	2010
	(IN MILLIONS)
	(UNAUDITED)
Advertising	$11.2	$11.9
Other selling, general and administrative	129.7	111.7
Amortization of intangibles	2.3	2.7

	$143.2	$126.3

Selling, general and administrative (“SG&A”) expenses increased $16.9 million, or 13.4%, to $143.2 million for the first quarter of fiscal 2011 compared to the first quarter of fiscal 2010. Approximately half of the increase in SG&A for the quarter was due to severance costs. The remaining increase was driven by targeted investments, including the opening of two new regional offices, incremental market research and phasing of full-year spending. For the full year, we expect SG&A expenses to increase at a level slightly lower than expected full-year sales increases.
We recorded $0.9 million and $1.7 million of SG&A-related product registration and recall costs during the first quarters of fiscal 2011 and fiscal 2010, respectively, which primarily related to third-party compliance review, legal and consulting fees.
Other income was $0.5 million for the first quarter of fiscal 2011, compared to $6.2 million for the first quarter of fiscal 2010. This variance was primarily driven by a gain on the sale of property in the first quarter of fiscal 2010.
Interest expense in continuing operations for the first quarter of fiscal 2011 was $9.5 million, compared to $9.7 million for the first quarter of fiscal 2010. The decrease in interest expense was attributable to a decrease in average borrowings, offset by an increase in weighted average interest rates. Excluding the impact of foreign exchange rates, average borrowings decreased by approximately $194.3 million during the first quarter of fiscal 2011 as compared to the prior year period. Weighted average interest rates increased by approximately 119 basis points. We expect full-year fiscal 2011 interest expense to increase compared to fiscal 2010 as lower average borrowings will be offset by higher interest expense attributable in part to the $200 million aggregate principal amount of 7.25% Senior Notes due 2018 (the “7.25% Senior Notes”) issued on January 14, 2010 and $200 million aggregate principal amount of 6.625% Senior Notes due 2020 (the “6.625% Senior Notes”) issued on December 16, 2010. These notes were issued as part of a broader strategy to diversify sources of liquidity and debt maturities in anticipation of the expiration of our current senior secured credit facilities in February 2012. Refer to “NOTE 6. DEBT” of the Notes to Condensed, Consolidated Financial Statements for a further description of both the 7.25% and the 6.625% Senior Notes.
The first quarter income tax benefit for continuing operations was 35.9% for the three months ended January 1, 2011, compared to 36.3% for the same period of fiscal 2010. The effective tax rate used for interim purposes was based on management’s best estimate of factors impacting the effective tax rate for the full fiscal year. Factors affecting the estimated effective tax rate include assumptions as to income by jurisdiction (domestic and foreign), the availability and utilization of tax credits and the existence of elements of income and expense that may not be taxable or deductible, as well as other items. The estimated effective tax rate is subject to revision in later interim periods and at fiscal year end as facts and circumstances change during the course of the fiscal year. There can be no assurances that the effective tax rate estimated for interim financial reporting purposes will approximate the effective tax rate determined at fiscal year end.
We reported a loss from continuing operations of $66.7 million for the first quarter of fiscal 2011, compared to a loss from continuing operations of $50.1 million for the first quarter of fiscal 2010. The first quarter loss was anticipated due to the seasonal nature of our business, in which sales are heavily weighted in the spring and summer selling seasons. The increase in our first quarter loss in fiscal 2011 was primarily attributable to lower sales in our Global Consumer business, higher pre-season investment spending and severance costs. Average common shares outstanding increased to 66.3 million for the three months ended January 1, 2011 from 65.9 million for the three months ended January 2, 2010, primarily due to common shares issued as a result of stock option exercises, partially offset by common shares repurchased under our four-year, $500 million share repurchase program.

For the three months ended January 1, 2011, we have reported Global Pro as discontinued operations due to the pending sale to ICL. Prior periods have been reclassified to conform to this presentation. Further, beginning in our first quarter of fiscal 2010, we classified Smith & Hawken as discontinued operations. We reported a loss from discontinued operations, net of tax, of $1.2 million for the first quarter of fiscal 2011, compared to a loss, net of tax, of $7.6 million for the first quarter of fiscal 2010. The loss in the first quarter of fiscal 2011 was primarily due to $5.2 million of transaction related costs associated with the pending sale of Global Pro to ICL, whereas $7.9 million of the loss in the first quarter of fiscal 2010 was attributed to Smith & Hawken, primarily driven by final closure cost activities partially offset by the sale of the Smith & Hawken intellectual property.
SEGMENT RESULTS
Our continuing operations are divided into the following segments: Global Consumer and Scotts LawnService®. This division of reportable segments is consistent with how the segments report to and are managed by our senior management. Reclassifications have been made to prior period segment amounts to reflect changes in the allocation of certain shared expenses among the segments, which in management’s judgment better align those expenses with the associated drivers and benefits. Furthermore, our reportable segments have been revised to reflect the proposed sale of Global Pro, which is now reported in discontinued operations. Our non-European professional seed business is not part of the proposed sale and is now included in Corporate & Other.
Segment performance is evaluated based on several factors, including income from continuing operations before amortization, product registration and recall costs, and impairment, restructuring and other charges, which is not a measure recognized under GAAP. Management uses this measure of operating profit to gauge segment performance because we believe this measure is the most indicative of performance trends and the overall earnings potential of each segment.
The following table sets forth net sales by segment (in millions):

	THREE MONTHS ENDED
	JANUARY 1,	JANUARY 2,
	2011	2010
	(UNAUDITED)
Global Consumer	$188.8	$214.0
Scotts LawnService®	37.1	33.0

Segment total	225.9	247.0
Corporate & Other	4.5	5.6
Roundup® amortization	(0.2)	(0.2)

Consolidated	$230.2	$252.4

The following table sets forth segment loss from continuing operations before income taxes (in millions):

	THREE MONTHS ENDED
	JANUARY 1,	JANUARY 2,
	2011	2010
	(UNAUDITED)
Global Consumer	$(55.1)	$(40.4)
Scotts LawnService®	(4.5)	(7.5)

Segment total	(59.6)	(47.9)
Corporate & Other	(30.7)	(15.6)
Roundup® amortization	(0.2)	(0.2)
Other amortization	(2.3)	(2.7)
Interest expense	(9.5)	(9.7)
Product registration and recall matters	(1.7)	(2.6)

Consolidated	$(104.0)	$(78.7)

Global Consumer
Global Consumer segment net sales were $188.8 million in the first quarter of fiscal 2011, a decrease of 11.8% from net sales of $214 million for the first quarter of fiscal 2010. Organic net sales decline for the quarter was 10.9%, which includes the impact of higher average selling prices of 0.4%. Foreign exchange movements decreased sales for the quarter by 0.9%.
Organic net sales in the United States decreased 11.9% in the first quarter of fiscal 2011, driven primarily by an anticipated delay of shipments until closer to peak consumer seasonal demand. Consumer purchases of our products at our largest U.S. retailers (retail point-of-sale, or “POS”) increased by 10.7% for the quarter, driven by an increase in fall consumer lawn renovation projects that resulted in higher retail sales in grass seed, lawn fertilizer and growing media. Organic net sales for International Consumer decreased by 8.1%, primarily driven by a delay in pre-season shipments. It is important to note that our first fiscal quarter typically represents 7% to 8% of annual sales for this segment and falls at the end of the growing season in North America and Europe.

Global Consumer segment operating loss increased by $14.7 million in the first quarter of fiscal 2011 as compared to the first quarter of fiscal 2010. Excluding the impact of foreign exchange movements, Global Consumer segment operating loss increased by $15.7 million as compared to the first quarter of fiscal 2010. The increase in the seasonal operating loss was primarily driven by lower sales and higher SG&A spending. The higher SG&A spending was primarily related to higher pre-season investment spending, including the opening of two regional offices and a comprehensive consumer research study.
Scotts LawnService®
Scotts LawnService® revenues increased by $4.1 million in the first quarter of fiscal 2011, primarily due to higher customer counts.
The operating loss for Scotts LawnService® decreased by $3.0 million in the first quarter of fiscal 2011 compared to the first quarter of fiscal 2010, driven by higher revenue and lower SG&A.
Corporate & Other
The net operating loss for Corporate & Other increased by $15.1 million in the first quarter of fiscal 2011 compared to the first quarter of fiscal 2010, primarily related to severance costs and the non-recurrence of a gain on a property sale in fiscal 2010.
Management’s Outlook
We anticipate net sales growth of 4% to 6% in fiscal 2011, primarily driven by unit volume growth and pricing in our Global Consumer business. We anticipate that gross profit margin will increase by 70 to 100 basis points in fiscal 2011, driven by supply chain cost productivity initiatives and pricing, net of changes in commodity costs. Expenditures in SG&A are expected to increase slightly less than sales increases as we intend to invest a portion of our fiscal 2011 margin growth in revenue-enhancing activities such as media, marketing and research and development. We expect interest expense to increase to approximately $60 million, driven by the full year impact of the 7.25% Senior Notes issued in January 2010, a partial year impact of the 6.625% Senior Notes issued in December 2010 and the increased spread over LIBOR we anticipate will result when we refinance our senior secured credit facilities, expected to occur in the third quarter of fiscal 2011. For all of fiscal 2011, we anticipate diluted earnings per share growth of 10% to 13%.
In the long-term, the Company remains focused on continuing to grow cash provided by operating activities and return on invested capital, both of which the Company believes are important drivers of shareholder value. Our regular quarterly dividend, which we doubled in the fourth quarter of fiscal 2010, will allow us to continue to return funds to shareholders while maintaining our targeted capital structure. In addition, we have begun to execute our four-year, $500 million share repurchase program, acquiring nearly $50 million of our common shares through the first quarter of fiscal 2011.
For certain information concerning our risk factors, see “ITEM 1A. RISK FACTORS” of this Quarterly Report on Form 10-Q.
LIQUIDITY AND CAPITAL RESOURCES
Operating Activities
Cash used in operating activities totaled $169.7 million and $176.7 million for the three months ended January 1, 2011 and January 2, 2010, respectively. The use of cash in the first fiscal quarter is primarily due to the seasonal nature of our operations. The first quarter is historically the lowest net sales period of our fiscal year, while at the same time we are building inventories in preparation for the spring selling season that begins in our second fiscal quarter. The decrease in cash outflows is partially attributed to improved working capital management.
Investing Activities
Cash used in investing activities was $28.1 million for the three months ended January 1, 2011, compared to cash provided by investing activities of $4.2 million for the three months ended January 2, 2010. During the first quarter of fiscal 2010, we received $23.6 million related to the sale of long-lived assets, including the sale of the intellectual property of Smith & Hawken to an unrelated third party, in addition to the sale of certain property, plant and equipment. Capital spending, including investments in intellectual property, increased from $19.4 million in the first three months of fiscal 2010 to $28.1 million in the first three months of fiscal 2011. The growth primarily relates to the acquisition of a new liquids manufacturing and bottling plant in Pearl, Mississippi.

Financing Activities
Financing activities provided cash of $186.3 million and $154.6 million for the three months ended January 1, 2011 and January 2, 2010, respectively. The increase in cash provided by financing activities in the first quarter of fiscal 2011 compared to the same period in fiscal 2010 was primarily due to the $200 million proceeds from issuance of the 6.625% Senior Notes, partially offset by a net decrease of $131.2 million in short-term borrowings, the repurchase of $25 million of our common shares and an increase in dividends paid of $7.5 million.
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
In December 2010, the senior secured credit facilities were amended to increase the maximum permitted principal amount of unsecured indebtedness that is not subordinated from $200 million to $450 million. Borrowings may be made in various currencies including U.S. dollars, Euros, British pounds, Australian dollars and Canadian dollars. Amortization payments on the term loan portion of the senior secured credit facilities began on September 30, 2007 and are due quarterly through 2012. As of January 1, 2011, the cumulative total amortization payments on the term loan were $351.5 million, reducing the balance of our term loan and effectively reducing the amount outstanding under the senior secured credit facilities.
As of January 1, 2011, there was $1.34 billion of availability under the senior secured credit facilities, including letters of credit. Under the senior secured credit facilities, we have the ability to issue letter of credit commitments up to $65 million. At January 1, 2011, we had letters of credit in the aggregate face amount of $26.7 million outstanding.
On January 14, 2010, Scotts Miracle-Gro issued $200 million aggregate principal amount of the 7.25% Senior Notes, the net proceeds of which were used to reduce outstanding borrowings under our senior secured revolving credit facility. The 7.25% Senior Notes represent general unsecured senior obligations of Scotts Miracle-Gro, and were sold to the public at 99.254% of the principal amount thereof, to yield 7.375% to maturity. The 7.25% Senior Notes have interest payment dates of January 15 and July 15, which began on July 15, 2010, and may be redeemed prior to maturity at applicable redemption premiums. The 7.25% Senior Notes contain usual and customary incurrence-based covenants, which include, but are not limited to, restrictions on the incurrence of additional indebtedness, the incurrence of liens and the issuance of certain preferred shares, and the making of certain distributions, investments and other restricted payments, as well as other usual and customary covenants, which include, but are not limited to, restrictions on sale and leaseback transactions, restrictions on purchases for or redemptions of Scotts Miracle-Gro stock and prepayments of subordinated debt, limitations on asset sales and restrictions on transactions with affiliates. The 7.25% Senior Notes mature on January 15, 2018.
On December 16, 2010, Scotts Miracle-Gro sold $200 million aggregate principal amount of the 6.625% Senior Notes due 2020, the net proceeds of which were used to reduce outstanding borrowings under our senior secured credit facilities and for general corporate purposes. The Company sold the 6.625% Senior Notes in a private placement exempt from the registration requirements under the Securities Act of 1933, as amended. The 6.625% Senior Notes represent general unsecured senior obligations of Scotts Miracle-Gro and rank equal in right of payment with our existing and future unsecured senior debt, including, without limitation, the 7.25% Senior Notes. The 6.625% Senior Notes have interest payment dates of June 15 and December 15 of each year, commencing on June 15, 2011, and may be redeemed prior to maturity at applicable redemption premiums. The 6.625% Senior Notes contain usual and customary incurrence-base covenants, as well as other usual and customary covenants, substantially similar to those contained in the 7.25% Senior Notes. The 6.625% Senior Notes mature on December 15, 2020.
Certain of Scotts Miracle-Gro’s domestic subsidiaries serve as guarantors of both the 7.25% and the 6.625% Senior Notes. Refer to “NOTE 15. FINANCIAL INFORMATION FOR SUBSIDIARY GUARANTORS AND NON-GUARANTORS” for more information regarding the guarantor entities.

At January 1, 2011, we had outstanding interest rate swap agreements with major financial institutions that effectively converted a portion of our variable-rate debt denominated in U.S. dollars to a fixed rate. Interest payments made between the effective date and expiration date are hedged by the swap agreements, except as noted below. The effective dates, expiration dates and rates of these swap agreements are shown in the table below.

NOTIONAL AMOUNT		EFFECTIVE	EXPIRATION	FIXED
(IN MILLIONS)		DATE (a)	DATE	RATE
$200		2/14/2007	2/14/2012	5.20%
50		2/14/2012	2/14/2016	3.78%
150	(b)	11/16/2009	5/16/2016	3.26%
50	(c)	2/16/2010	5/16/2016	3.05%
50	(b)	12/20/2011	6/20/2016	2.46%
150	(c)	2/7/2012	5/7/2016	2.42%
100	(c)	2/21/2012	5/23/2016	2.40%
50	(d)	12/6/2012	9/6/2017	2.96%

(a)	The effective date refers to the date on which interest payments were first hedged by the applicable swap contract.

(b)	Interest payments made during the six-month period of each year that begins with the month and day of the effective date are hedged by the swap agreement.

(c)	Interest payments made during the three-month period of each year that begins with the month and day of the effective date are hedged by the swap agreement.

(d)	Interest payments made during the nine-month period of each year that begins with the month and day of the effective date are hedged by the swap agreement.
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
On May 13, 2010, we entered into a First Amendment (the “First Amendment”) to the 2009 MARP Agreement with our lender. The First Amendment, which was effective May 1, 2010, extended the stated termination date of the 2009 MARP Agreement through May 12, 2011, or such later date as may be mutually agreed by us and our lender. The 2009 MARP Agreement, as amended by the First Amendment, provides an interest rate that approximates the 7-day LIBOR rate plus 125 basis points. The First Amendment did not otherwise modify any substantive provisions of the 2009 MARP Agreement. There were no borrowings under the amended 2009 MARP Agreement as of January 1, 2011.
Contingent consideration related to our May 2006 acquisition of certain brands and assets of Turf-Seed, Inc., a leading producer of quality commercial turfgrasses, is due to the seller in the second half of fiscal 2012. Payment is largely based on the performance of the Company’s consumer and professional seed business for the twelve-month period ending in May 2012.
As of January 1, 2011, we were in compliance with all debt covenants. Our senior secured credit facilities contain, among other obligations, an affirmative covenant regarding our leverage ratio, calculated as indebtedness relative to our earnings before interest, taxes, depreciation and amortization. Under the terms of the senior secured credit facilities, the maximum leverage ratio was 3.50 as of January 1, 2011, which is scheduled to decrease to 3.25 on September 30, 2011. Our leverage ratio was 2.0 at January 1, 2011. Our senior secured credit facilities also include an affirmative covenant regarding our interest coverage. Under the terms of the senior secured credit facilities, the minimum interest coverage ratio was 3.50 for the twelve months ended January 1, 2011. Our interest coverage ratio was 9.0 for the twelve months ended January 1, 2011. We continue to monitor our compliance with the leverage ratio, interest coverage ratio and other covenants contained in the senior secured credit facilities and, based upon our current operating assumptions, we expect to remain in compliance with the permissible leverage ratio and interest coverage ratio throughout fiscal 2011. However, an unanticipated charge to earnings, an increase in debt or other factors could materially adversely affect our ability to remain in compliance with the financial or other covenants of our senior secured credit facilities, potentially causing us to have to seek a waiver from our lending group which could result in repricing of our senior secured credit facilities. While we believe we have good relationships with our banking group, we can provide no assurance that such a request would be likely to result in a modified or replacement credit facility on reasonable terms, if at all.

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
Liquidity
In our opinion, cash flows from operations and capital resources will be sufficient to meet debt service and working capital needs during fiscal 2011, and thereafter for the foreseeable future. However, we cannot ensure that our business will generate sufficient cash flow from operations or that future borrowings will be available under our credit facilities in amounts sufficient to pay indebtedness or fund other liquidity needs. Actual results of operations will depend on numerous factors, many of which are beyond our control.
REGULATORY MATTERS
We are subject to local, state, federal and foreign environmental protection laws and regulations with respect to our business operations and believe we are operating in substantial compliance with, or taking actions aimed at ensuring compliance with, such laws and regulations. Apart from the proceedings surrounding the FIFRA compliance matters, which are discussed separately, we are involved in several legal actions with various governmental agencies related to environmental matters. While it is difficult to quantify the potential financial impact of actions involving these environmental matters, particularly remediation costs at waste disposal sites and future capital expenditures for environmental control equipment, in the opinion of management, the ultimate liability arising from such environmental matters, taking into account established reserves, should not have a material adverse effect on our financial position, results of operations or cash flows. However, there can be no assurance that the resolution of these matters will not materially affect our future quarterly or annual results of operations, financial condition or cash flows. Additional information on environmental matters affecting us is provided in Scotts Miracle Gro’s Annual Report on Form 10-K for the fiscal year ended September 30, 2010, under “ITEM 1. BUSINESS — Regulatory Considerations” and “ITEM 3. LEGAL PROCEEDINGS.”
CRITICAL ACCOUNTING POLICIES AND ESTIMATES
The preceding discussion and analysis of our consolidated results of operations and financial condition should be read in conjunction with our condensed, consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q. Scotts Miracle-Gro’s Annual Report on Form 10-K for the fiscal year ended September 30, 2010, includes additional information about us, our operations, our financial condition, our critical accounting policies and accounting estimates, and should be read in conjunction with this Quarterly Report on Form 10-Q.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Market risks have not changed significantly from those disclosed in Scotts Miracle-Gro’s Annual Report on Form 10-K for the fiscal year ended September 30, 2010.
ITEM 4. CONTROLS AND PROCEDURES
The Scotts Miracle-Gro Company (the “Registrant”) maintains “disclosure controls and procedures,” as such term is defined under Exchange Act Rule 13a-15(e), that are designed to ensure that information required to be disclosed in the Registrant’s Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Registrant's management, including its principal executive officer and its principal financial officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, the Registrant's management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and in reaching a reasonable level of assurance, the Registrant’s management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.
With the participation of the principal executive officer and principal financial officer of the Registrant, the Registrant’s management has evaluated the effectiveness of the Registrant’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the fiscal quarter covered by this Quarterly Report on Form 10-Q. Based upon that evaluation, the Registrant’s principal executive officer and principal financial officer have concluded that the Registrant’s disclosure controls and procedures were effective at the reasonable assurance level.

In addition, there were no changes in the Registrant‘s internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during the Registrant’s fiscal quarter ended January 1, 2011 that have materially affected, or are reasonably likely to materially affect, the Registrant’s internal control over financial reporting.
PART II — OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
Other than as discussed in “NOTE 3. PRODUCT REGISTRATION AND RECALL MATTERS” and “NOTE 11. CONTINGENCIES” of the Notes to Condensed, Consolidated Financial Statements, pending material legal proceedings have not changed significantly since those disclosed in Scotts Miracle-Gro’s Annual Report on Form 10-K for the fiscal year ended September 30, 2010.
ITEM 1A. RISK FACTORS
Cautionary Note Regarding Forward-Looking Statements
This Quarterly Report on Form 10-Q, including the exhibits hereto and the information incorporated by reference herein, contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which are subject to risks and uncertainties. Other than statements of historical fact, information regarding activities, events and developments that we expect or anticipate will or may occur in the future, including, but not limited to, information relating to our future growth and profitability targets and strategies designed to increase total shareholder value, are forward-looking statements based on management’s estimates, assumptions and projections. Forward-looking statements also include, but are not limited to, statements regarding our future economic and financial condition and results of operations, the plans and objectives of management and our assumptions regarding our performance and such plans and objectives, as well as the amount and timing of repurchases of Scotts Miracle-Gro common shares. These forward-looking statements generally can be identified through the use of words such as “guidance,” “outlook,” “projected,” “believe,” “target,” “predict,” “estimate,” “forecast,” “strategy,” “may,” “goal,” “expect,” “anticipate,” “intend,” “plan,” “foresee,” “likely,” “will,” “should” and other similar words and variations.
Forward-looking statements contained in this Quarterly Report on Form 10-Q are predictions only and actual results could differ materially from management’s expectations due to a variety of factors, including those described in “ITEM 1A. RISK FACTORS” in Scotts Miracle-Gro’s Annual Report on Form 10-K for the fiscal year ended September 30, 2010. All forward-looking statements attributable to us or persons working on our behalf are expressly qualified in their entirety by such risk factors.
The forward-looking statements that we make in this Quarterly Report on Form 10-Q are based on management’s current views and assumptions regarding future events and speak only as of their dates. We disclaim any obligation to update developments of these risk factors or to announce publicly any revisions to any of the forward-looking statements that we make, or to make corrections to reflect future events or developments, except as required by the federal securities laws.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
(c) Issuer Purchases of Equity Securities
The following table shows the purchases of common shares of Scotts Miracle-Gro (“Common Shares”) made by or on behalf of Scotts Miracle-Gro or any “affiliated purchaser” (as defined in Rule 10b-18(a)(3) under the Securities Exchange Act of 1934, as amended) of Scotts Miracle-Gro for each fiscal month in the three months ended January 1, 2011:

			Total Number of
			Common Shares	Approximate Dollar
			Purchased as	Value of Common Shares
	Total Number of		Part of Publicly	That May Yet be
	Common Shares	Average Price Paid	Announced Plans or	Purchased Under the
Period	Purchased (1)	per Common Share(2)	Programs(3)	Plans or Programs(3)
October 1 through October 30, 2010	197,831	$52.83	197,450	$475,015,123
October 31 through November 27, 2010	184,100	$51.07	184,100	$464,584,326
November 28, 2010 through January 1, 2011	105,001	$50.92	101,489	$455,182,618

Total	486,932	$51.75	483,039	$450,015,141

(1)
All of the Common Shares purchased during the quarter were purchased in open market transactions. The total number of Common Shares purchased during the quarter includes 3,893 Common Shares purchased by the trustee of the rabbi trust established by the Company as permitted pursuant to the terms of The Scotts Company LLC Executive Retirement Plan (the “ERP”). The ERP is an unfunded, non-qualified deferred compensation plan which, among other things, provides eligible employees the opportunity to defer compensation above specified statutory limits applicable to The Scotts Company LLC Retirement Savings Plan and with respect to any Executive Management Incentive Pay (as defined in the ERP), Performance Award (as defined in the ERP) or other bonus awarded to such eligible employees. Pursuant to the terms of the ERP, each eligible employee has the right to elect an investment fund, including a fund consisting of Common Shares (the “Scotts Miracle-Gro Common Stock Fund”), against which amounts allocated to such employee’s account under the ERP, including employer contributions, will be benchmarked (all ERP accounts are bookkeeping accounts only and do not represent a claim against specific assets of the Company). Amounts allocated to employee accounts under the ERP represent deferred compensation obligations of the Company. The Company established the rabbi trust in order to assist the Company in discharging such deferred compensation obligations. When an eligible employee elects to benchmark some or all of the amounts allocated to such employee’s account against the Scotts Miracle-Gro Common Stock Fund, the trustee of the rabbi trust purchases the number of Common Shares equivalent to the amount so benchmarked. All Common Shares purchased by the trustee are purchased on the open market and are held in the rabbi trust until such time as they are distributed pursuant to the terms of the ERP. All assets of the rabbi trust, including any Common Shares purchased by the trustee, remain, at all times, assets of the Company, subject to the claims of its creditors. The terms of the ERP do not provide for a specified limit on the number of Common Shares that may be purchased by the trustee of the rabbi trust.

(2)	The average price paid per Common Share is calculated on a settlement basis and excludes commissions.

(3)
On August 10, 2010, Scotts Miracle-Gro announced that its Board of Directors had authorized the repurchase of up to $500 million of the Common Shares over a four-year period (through September 30, 2014).

ITEM 6. EXHIBITS
See Index to Exhibits at page 40 for a list of the exhibits included herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

THE SCOTTS MIRACLE-GRO COMPANY
Date: February 10, 2011	/s/ DAVID C. EVANS
David C. Evans
Executive Vice President and Chief Financial Officer (Principal Financial and Principal Accounting Officer) (Duly Authorized Officer)

THE SCOTTS MIRACLE-GRO COMPANY
QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED JANUARY 1, 2011
INDEX TO EXHIBITS

EXHIBIT
NO.	DESCRIPTION	LOCATION
4.1	Indenture, dated as of December 16, 2010, by and among The Scotts Miracle-Gro Company, the Guarantors (as defined therein) and U.S. Bank National Association, as trustee	Incorporated herein by reference to the Current Report on Form 8-K of The Scotts Miracle-Gro Company (the “Registrant”) filed December 16, 2010 (File No. 1-11593) [Exhibit 4.1]

4.2	Form of 6.625% Senior Notes due 2020 (included in Exhibit 4.1)	Incorporated herein by reference to the Registrant’s Current Report on Form 8-K filed December 16, 2010 (File No. 1-11593) [Exhibit 4.2]

4.3
Registration Rights Agreement, dated as of December 16, 2010, by and among The Scotts Miracle-Gro Company, the guarantors named therein and Merrill Lynch, Pierce, Fenner & Smith Incorporated, as representative of the several initial purchasers named therein
Incorporated herein by reference to the Registrant’s Current Report on Form 8-K filed December 16, 2010 (File No. 1-11593) [Exhibit 4.3]

10.1
Purchase Agreement, dated December 13, 2010, among The Scotts Miracle-Gro Company, the subsidiary guarantors named therein and Merrill Lynch, Pierce, Fenner & Smith Incorporated, as representative of the several initial purchasers named therein
Incorporated herein by reference to the Registrant’s Current Report on Form 8-K filed December 16, 2010 (File No. 1-11593) [Exhibit 10.1]

10.2
Second Amendment, dated as of December 10, 2010, to the Amended and Restated Credit Agreement, dated as of February 7, 2007, as amended as of April 10, 2007, among The Scotts Miracle-Gro Company, the Subsidiary Borrowers from time to time parties thereto, the Lenders from time to time parties thereto, the Syndication Agent and the Documentation Agent named therein, and JPMorgan Chase Bank, N.A., as agent for the Lenders.
Incorporated herein by reference to the Registrant’s Current Report on Form 8-K filed December 16, 2010 (File No. 1-11593) [Exhibit 10.2]

10.3	The Scotts Company LLC Executive Retirement Plan, As Amended and Restated as of January 1, 2011 (executed December 22, 2010)	*

10.4
Specimen form of Deferred Stock Unit Award Agreement for Nonemployee Directors (with Related Dividend Equivalents) used to evidence grants of Deferred Stock Units which may be made under The Scotts Miracle-Gro Company Amended and Restated 2006 Long-Term Incentive Plan (Deferral of Cash Retainer — post-January 20, 2011 version)
*

EXHIBIT
NO.	DESCRIPTION	LOCATION
10.5
Specimen form of Performance Unit Award Agreement for Employees (with Related Dividend Equivalents) used to evidence grants of Performance Units which may be made under The Scotts Miracle-Gro Company Amended and Restated 2006 Long-Term Incentive Plan (post-January 20, 2011 version)
Incorporated herein by reference to the Registrant’s Current Report on Form 8-K filed January 26, 2011 (File No. 1-11593) [Exhibit 10.1]

10.6
Separation Agreement and Release of All Claims, effective November 3, 2010, by and between The Scotts Company LLC and Mark R. Baker (executed by Mr. Baker as of October 28, 2010 and on behalf of The Scotts Company LLC on November 3, 2010)
Incorporated herein by reference to the Registrant’s Current Report on Form 8-K filed November 5, 2010 (File No. 1-11593) [Exhibit 10.1]

10.7	Final Binding Offer Letter, by and between Israel Chemicals Limited and The Scotts Company LLC, for the Global Professional Business of The Scotts Miracle-Gro Company, dated December 6, 2010	*

10.8
Form of Share and Business Sale Agreement by and among The Scotts Company LLC, as Seller, each of the Share Sellers and Business Sellers (as defined therein), Israel Chemicals Ltd., as Purchaser, each of the Share Purchasers and Business Purchasers (as defined therein) and The Scotts Miracle-Gro Company, as Seller Guarantor
*

31.1	Rule 13a-14(a)/15d-14(a) Certifications (Principal Executive Officer)	*

31.2	Rule 13a-14(a)/15d-14(a) Certifications (Principal Financial Officer)	*

32	Section 1350 Certifications (Principal Executive Officer and Principal Financial Officer)	*

101.INS**	XBRL Instance Document	*

101.SCH**	XBRL Taxonomy Extension Schema	*

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase	*

101.DEF**	XBRL Taxonomy Extension Definition Linkbase	*

101.LAB**	XBRL Taxonomy Extension Label Linkbase	*

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase	*

*	Included herewith

**
Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933 or Section 18 of the Securities Exchange Act of 1934 and otherwise are not subject to liability.