Form 10-Q
period 2011-04-02
SCOTTS MIRACLE-GRO CO
filed 2011-05-12
CIK 825542

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED APRIL 2, 2011
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

Large accelerated filer ☑	Accelerated filer☐	Non-accelerated filer ☐	☐Smaller reporting company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding at May 6, 2011
Common Shares, $0.01 stated value, no par value	64,966,209 common shares

THE SCOTTS MIRACLE-GRO COMPANY
INDEX

PART I — FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS
THE SCOTTS MIRACLE-GRO COMPANY
CONDENSED, CONSOLIDATED STATEMENTS OF OPERATIONS
(IN MILLIONS, EXCEPT PER SHARE DATA)
(UNAUDITED)

	THREE MONTHS ENDED		SIX MONTHS ENDED
	APRIL 2,	APRIL 3,	APRIL 2,	APRIL 3,
	2011	2010	2011	2010
Net sales	$1,129.6	$1,050.7	$1,359.8	$1,303.1
Cost of sales	665.6	635.1	845.9	833.8
Cost of sales — product registration and recall matters	1.3	0.6	2.1	1.5

Gross profit	462.7	415.0	511.8	467.8

Operating expenses:
Selling, general and administrative	216.2	216.7	359.4	343.0
Product registration and recall matters	1.2	1.1	2.1	2.8
Other (income) expense, net	(0.3)	0.5	(0.8)	(5.7)

Income from operations	245.6	196.7	151.1	127.7

Interest expense	13.8	14.1	23.3	23.8

Income from continuing operations before income taxes	231.8	182.6	127.8	103.9

Income tax expense from continuing operations	83.2	68.4	45.9	39.8

Income from continuing operations	148.6	114.2	81.9	64.1

Income (loss) from discontinued operations, net of tax	29.0	4.3	27.8	(3.3)

Net income	$177.6	$118.5	$109.7	$60.8

BASIC INCOME PER COMMON SHARE:
Income from continuing operations	$2.26	$1.72	$1.24	$0.97
Income (loss) from discontinued operations	0.44	0.07	0.42	(0.05)

Basic net income per common share	$2.70	$1.79	$1.66	$0.92

Weighted-average common shares outstanding during the period	65.8	66.2	66.1	66.0

DILUTED INCOME PER COMMON SHARE:
Income from continuing operations	$2.20	$1.69	$1.21	$0.95
Income (loss) from discontinued operations	0.43	0.07	0.41	(0.05)

Diluted net income per common share	$2.63	$1.76	$1.62	$0.90

Weighted-average common shares outstanding during the period plus dilutive potential common shares	67.6	67.4	67.7	67.2

Dividends declared per common share	$0.250	$0.125	$0.500	$0.250

See notes to condensed, consolidated financial statements

THE SCOTTS MIRACLE-GRO COMPANY
CONDENSED, CONSOLIDATED STATEMENTS OF CASH FLOWS
(IN MILLIONS)
(UNAUDITED)

	SIX MONTHS ENDED
	APRIL 2,	APRIL 3,
	2011	2010
OPERATING ACTIVITIES
Net income	$109.7	$60.8
Adjustments to reconcile net income to net cash used in operating activities:
Share-based compensation expense	10.8	8.2
Depreciation	24.6	24.2
Amortization	5.4	5.6
Gain on sale of long-lived assets	(0.1)	(21.6)
Gain on sale of business	(90.6)	—
Changes in assets and liabilities, net of acquired businesses:
Accounts receivable	(801.7)	(699.4)
Inventories	(202.1)	(136.0)
Prepaid and other assets	(34.4)	(42.1)
Accounts payable	223.4	133.2
Other current liabilities	141.4	43.1
Restructuring reserves	(0.1)	—
Other non-current items	5.0	7.3
Other, net	4.7	5.3

Net cash used in operating activities	(604.0)	(611.4)

INVESTING ACTIVITIES
Proceeds from sale of long-lived assets	0.2	23.6
Proceeds from sale of business, net of transaction costs	249.8	—
Investments in property, plant and equipment	(44.5)	(37.9)

Net cash provided by (used in) investing activities	205.5	(14.3)

FINANCING ACTIVITIES
Borrowings under revolving and bank lines of credit and term loans	993.7	845.5
Repayments under revolving and bank lines of credit and term loans	(651.3)	(440.4)
Proceeds from issuance of Senior Notes, net of discount	200.0	198.5
Financing and issuance fees	(4.1)	(5.5)
Dividends paid	(33.3)	(17.6)
Purchase of treasury shares	(93.7)	—
Excess tax benefits from share-based payment arrangements	4.4	3.7
Cash received from exercise of stock options	21.8	12.9

Net cash provided by financing activities	437.5	597.1

Effect of exchange rate changes on cash	1.6	(3.7)

Net increase (decrease) in cash and cash equivalents	40.6	(32.3)
Cash and cash equivalents at beginning of period	88.1	70.6

Cash and cash equivalents at end of period	$128.7	$38.3

Supplemental cash flow information
Interest paid, net of interest capitalized	18.6	20.0
Income taxes paid	4.2	9.0
See notes to condensed, consolidated financial statements

THE SCOTTS MIRACLE-GRO COMPANY
CONDENSED, CONSOLIDATED BALANCE SHEETS
(IN MILLIONS, EXCEPT PER SHARE DATA)

	APRIL 2,	APRIL 3,	SEPTEMBER 30,
	2011	2010	2010
	UNAUDITED		(SEE NOTE 1)
ASSETS
Current assets:
Cash and cash equivalents	$128.7	$38.3	$88.1
Accounts receivable, less allowances of $7.9, $10.2 and $7.7, respectively	1,142.3	916.2	350.9
Accounts receivable pledged	—	80.5	—
Inventories, net	556.1	531.6	352.9
Assets held for sale	—	237.9	193.1
Prepaid and other assets	164.5	195.9	133.1

Total current assets	1,991.6	2,000.4	1,118.1

Property, plant and equipment, net of accumulated depreciation of $485.1, $439.7 and $461.1, respectively	396.1	362.7	381.3
Goodwill	305.8	305.8	305.8
Intangible assets, net	344.7	353.5	330.2
Other assets	36.4	29.2	28.6

Total assets	$3,074.6	$3,051.6	$2,164.0

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current portion of debt	$764.6	$244.3	$195.0
Accounts payable	365.9	301.8	141.7
Liabilities held for sale	—	45.7	45.3
Other current liabilities	508.5	424.2	354.8

Total current liabilities	1,639.0	1,016.0	736.8

Long-term debt	416.0	1,156.0	436.7
Other liabilities	231.0	205.9	226.0

Total liabilities	2,286.0	2,377.9	1,399.5

Commitments and contingencies (notes 3 and 11)

Shareholders’ equity:
Common shares and capital in excess of $.01 stated value per share, 65.7, 66.9 and 66.8 shares issued and outstanding, respectively	425.7	435.9	434.0
Retained earnings	573.3	381.4	499.6
Treasury shares, at cost: 2.6, 1.7 and 1.8 shares, respectively	(139.0)	(90.0)	(92.0)
Accumulated other comprehensive loss	(71.4)	(53.6)	(77.1)

Total shareholders’ equity	788.6	673.7	764.5

Total liabilities and shareholders’ equity	$3,074.6	$3,051.6	$2,164.0

See notes to condensed, consolidated financial statements

NOTES TO CONDENSED, CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
NATURE OF OPERATIONS
The Scotts Miracle-Gro Company (“Scotts Miracle-Gro”) and its subsidiaries (collectively, together with Scotts Miracle-Gro, the “Company”) are engaged in the manufacturing, marketing and sale of branded products for consumer lawn and garden care. The Company’s primary customers include home centers, mass merchandisers, warehouse clubs, large hardware chains, independent hardware stores, nurseries, garden centers and food and drug stores. The Company’s products are sold primarily in North America and the European Union. The Company also operates the Scotts LawnService® business, which provides residential and commercial lawn care, tree and shrub care and limited pest control services in the United States.
On February 28, 2011, the Company completed the sale of a significant majority of the assets of its Global Professional business (excluding the non-European professional seed business, “Global Pro”) to Israel Chemicals Ltd. (“ICL”). Effective in the Company’s first quarter of fiscal 2011, the Company classified Global Pro as discontinued operations. See “NOTE 2. DISCONTINUED OPERATONS.”
Due to the nature of the consumer lawn and garden business, the majority of sales to customers occur in the Company’s second and third fiscal quarters. On a combined basis, net sales for the second and third fiscal quarters represent approximately 75% of annual net sales.
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
Certain information and disclosures normally included in financial statements prepared in accordance with GAAP have been omitted or condensed pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). The information in this report should be read in conjunction with Scotts Miracle-Gro’s Annual Report on Form 10-K for the fiscal year ended September 30, 2010, which includes a complete set of disclosures, including the Company’s significant accounting policies.
The Company’s Condensed, Consolidated Balance Sheet at September 30, 2010 has been derived from the Company’s audited Consolidated Balance Sheet at that date, but does not include all of the information and disclosures required by GAAP for complete financial statements.
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

NOTE 2. DISCONTINUED OPERATIONS
Global Pro
On February 28, 2011, the Company completed the sale of Global Pro to ICL for $270 million, pursuant to the terms of the definitive share and business sale agreement (the “SBSA”) between Scotts Miracle-Gro, The Scotts Company LLC (“Scotts”), a wholly-owned subsidiary of Scotts Miracle-Gro, and ICL. After agreed upon adjustments, the Company received $264.6 million net proceeds at closing. This amount is subject to further post-closing adjustments, primarily relating to working capital, and is expected to be finalized during the Company’s third quarter of fiscal 2011. Results from discontinued operations for the first six months of fiscal 2011 include an after-tax gain on the sale of Global Pro of $21.5 million, which includes transaction costs.
The Company’s decision to exit the professional ornamental horticulture, turf and specialty agriculture markets and sell Global Pro was another step in its strategy to evolve its business portfolio to better leverage growth opportunities within its core Global Consumer business segment. The Company applied a portion of the net proceeds of the sale toward debt retirement and intends to apply the remaining portion toward capital investments.
In conjunction with the transaction, Scotts and ICL entered into several product supply agreements which are generally up to five years in duration, as well as various trademark and technology licensing agreements with varying durations. The purpose of these agreements is to allow each party to continue leveraging existing production capabilities and intellectual property to meet customer demand for their respective products. Furthermore, certain transitional services are being provided by Scotts to ICL, the majority of which extend for a period of six to 12 months from the date of sale. Scotts estimates that it will supply ICL with approximately $35 million of product, as well as purchase approximately $15 million of materials from ICL, each on an annualized basis.
The Company’s continuing cash inflows and outflows related to these agreements are not considered to be significant in relation to the overall cash flows of Global Pro. Furthermore, none of these agreements permit the Company to influence the operating or financial policies of Global Pro under the ownership of ICL. Therefore, Global Pro met the criteria for presentation as discontinued operations. As such, effective in the first quarter of fiscal 2011, the Company classified Global Pro as discontinued operations for all periods presented.
The Global Pro results from discontinued operations include an allocation of interest expense relating to the amount of our senior secured credit facilities that was required to be repaid from the sale proceeds. The amount of interest expense allocated to and included in discontinued operations was $0.7 million and $0.9 million for the three-month periods, and $1.7 million and $2.0 million for the six-month periods ended April 2, 2011 and April 3, 2010, respectively.
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

The following table summarizes the results of Global Pro and Smith & Hawken as discontinued operations (in millions):

	THREE MONTHS ENDED		SIX MONTHS ENDED
	APRIL 2,	APRIL 3,	APRIL 2,	APRIL 3,
	2011	2010	2011	2010
Net sales	$41.8	$72.4	$88.7	$137.0
Operating costs	35.9	65.0	78.1	136.5
Impairment, restructuring and other charges	—	—	—	17.1
Gain on sale of Global Pro business	(90.6)	—	(90.6)	—
Global Pro sale related transaction costs	9.6	—	14.8	—
Other (income) expense, net	—	(0.2)	0.1	(18.5)
Interest expense	0.7	0.9	1.7	2.0

Income (loss) from discontinued operations before income taxes	86.2	6.7	84.6	(0.1)
Income tax expense from discontinued operations	57.2	2.4	56.8	3.2

Income (loss) from discontinued operations	$29.0	$4.3	$27.8	$(3.3)

The major classes of assets and liabilities of Global Pro were as follows (in millions):

	APRIL 3,	SEPTEMBER 30,
	2010	2010
Cash and cash equivalents	$1.0	$1.0
Accounts receivable, net	96.7	57.5
Inventories, net	57.8	50.7
Prepaid and other assets	2.6	3.4
Property, plant and equipment, net	14.4	13.5
Goodwill	65.4	67.0

Assets held for sale	$237.9	$193.1

Accounts payable	$17.8	$11.4
Other current liabilities	17.3	18.7
Other liabilities	10.6	15.2

Liabilities held for sale	$45.7	$45.3

The major classes of assets and liabilities of Smith & Hawken were as follows (in millions):

	APRIL 2,	APRIL 3,	SEPTEMBER 30,
	2011	2010	2010
Assets of discontinued operations in other current assets	$—	$0.2	$1.3

Accounts payable	$—	$3.1	$—
Other current liabilities	0.4	5.2	0.9

Liabilities of discontinued operations	$0.4	$8.3	$0.9

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
In late April of 2008, in connection with the U.S. EPA’s investigation, the Company conducted a consumer-level recall of certain consumer lawn and garden products and a Scotts LawnService® product. Subsequently, the Company and the U.S. EPA agreed upon a Compliance Review Plan for conducting a comprehensive, independent review of the Company’s product registration records. Pursuant to the Compliance Review Plan, an independent third-party firm, Quality Associates Incorporated (“QAI”), reviewed substantially all of the Company’s U.S. pesticide product registrations and associated advertisements, some of which were historical in nature and no longer related to sales of the Company’s products. The U.S. EPA investigation and the QAI review process resulted in the temporary suspension of sales and shipments of certain products. In addition, as the QAI review process or the Company’s internal review identified potential FIFRA registration issues (some of which appear unrelated to the actions of the former associate), the Company endeavored to stop selling or distributing the affected products until the issues could be resolved. QAI’s review of the Company’s U.S. pesticide product registrations and associated advertisements is now substantially complete. The results of the QAI review process did not materially affect the Company’s fiscal 2010 or year-to-date fiscal 2011 sales and are not expected to materially affect the Company’s sales during the remainder of fiscal 2011.

In June of 2008, the California Department of Pesticide Regulation (“CDPR”) issued a request for information to the Company relating to products that had been the subject of the April 2008 recall. The Company cooperated with that inquiry and reached agreement with CDPR that CDPR would place its investigation on hold pending the completion of the Company’s internal audit. In furtherance of that agreement, in May of 2010, the Company and CDPR executed a tolling agreement that extends CDPR’s rights through April 2012. In July of 2010, CDPR notified the Company that CDPR planned to proceed with its investigation independent of the U.S. EPA and U.S. DOJ. On or about March 3, 2011, the Company received a letter from CDPR offering to settle the matter without the need for an enforcement proceeding for $245,631. As of April 2, 2011, no reserve was established for this matter.
As a result of these registration and recall matters, the Company has recorded charges for affected inventory and other registration and recall-related costs. The effects of these adjustments were pre-tax charges of $2.5 million and $1.7 million for the three-month periods, and $4.2 million and $4.3 million for the six-month periods ended April 2, 2011 and April 3, 2010, respectively. The Company expects to incur $8-$10 million in fiscal 2011 on recall and registration matters, excluding possible fines, penalties, judgments and/or litigation costs. The Company expects that these charges will include costs associated with the rework of certain finished goods inventories, the potential disposal of certain products and ongoing third-party professional services related to the U.S. EPA, U.S. DOJ and state investigations.
The U.S. EPA, U.S. DOJ and CDPR investigations continue and may result in future state, federal or private rights of action including fines and/or penalties with respect to known or potential additional product registration issues. Until the U.S. EPA, U.S. DOJ and related state investigations are complete, the Company cannot reasonably determine the scope or magnitude of possible liabilities that could result from known or potential product registration issues. No reserves for these potential liabilities have been established as of April 2, 2011. However, it is possible that such liabilities, including fines, penalties, judgments and/or litigation costs, could be material and have an adverse effect on the Company’s financial condition, results of operations or cash flows.
The following tables summarize the impact of the product registration and recall matters on the Company’s results of operations during the three and six months ended April 2, 2011 and April 3, 2010, and on accrued liabilities and inventory reserves as of April 2, 2011 (in millions):

	THREE MONTHS ENDED		SIX MONTHS ENDED
	APRIL 2, 2011	APRIL 3, 2010	APRIL 2, 2011	APRIL 3, 2010
Cost of sales — other charges	$1.3	$0.6	$2.1	$1.5

Gross profit	(1.3)	(0.6)	(2.1)	(1.5)
Selling, general and administrative	1.2	1.1	2.1	2.8

Loss from operations	(2.5)	(1.7)	(4.2)	(4.3)
Income tax benefit	0.8	0.6	1.4	1.5

Net loss	$(1.7)	$(1.1)	$(2.8)	$(2.8)

		ADDITIONAL
	RESERVES AT	COSTS AND		RESERVES AT
	SEPTEMBER 30,	CHANGES IN	RESERVES	APRIL 2,
	2010	ESTIMATE	USED	2011
Inventory reserves	$3.0	$0.7	$(0.7)	$3.0
Other incremental costs of sales	0.5	1.5	(1.5)	0.5
Other general and administrative costs	0.5	2.0	(2.0)	0.5

Accrued liabilities and inventory reserves	$4.0	$4.2	$(4.2)	$4.0

NOTE 4. DETAIL OF INVENTORIES, NET
Inventories, net of reserves for slow moving and obsolete inventories of $22.7 million, $26.2 million and $27.0 million as of April 2, 2011, April 3, 2010 and September 30, 2010, respectively, consisted of:

	APRIL 2,	APRIL 3,	SEPTEMBER 30,
	2011	2010	2010
	(IN MILLIONS)
Finished goods	$363.4	$343.7	$144.8
Work-in-process	33.0	34.9	27.2
Raw materials	159.7	153.0	180.9

	$556.1	$531.6	$352.9

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
Under the terms of the Marketing Agreement, the Company performs certain functions, primarily manufacturing conversion, distribution and logistics, and selling and marketing support, on behalf of Monsanto in the conduct of the consumer Roundup® business. The actual costs incurred for these activities are charged to and reimbursed by Monsanto. The Company records costs incurred under the Marketing Agreement for which the Company is the primary obligor on a gross basis, recognizing such costs in “Cost of sales” and the reimbursement of these costs in “Net sales,” with no effect on gross profit or net income. The related net sales and cost of sales were $19.0 million and $18.4 million for the three-month periods, and $34.2 million and $35.1 million for the six-month periods ended April 2, 2011 and April 3, 2010, respectively.
The elements of the net commission earned under the Marketing Agreement and included in “Net sales” are as follows (in millions):

	THREE MONTHS ENDED		SIX MONTHS ENDED
	APRIL 2, 2011	APRIL 3, 2010	APRIL 2, 2011	APRIL 3, 2010
Gross commission	$32.9	$29.9	$32.9	$29.9
Contribution expenses	(5.0)	(5.0)	(10.0)	(10.0)
Amortization of marketing fee	(0.2)	(0.2)	(0.4)	(0.4)

Net commission income	27.7	24.7	22.5	19.5
Reimbursements associated with Marketing Agreement	19.0	18.4	34.2	35.1

Total net sales associated with Marketing Agreement	$46.7	$43.1	$56.7	$54.6

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

Under the Marketing Agreement, Monsanto must provide the Company with notice of any proposed sale of the consumer Roundup® business, allow the Company to participate in the sale process and negotiate in good faith with the Company with respect to any such proposed sale. In the event the Company acquires the consumer Roundup® business in such a sale, the Company would receive as a credit against the purchase price the amount of the termination fee that would have been paid to the Company if Monsanto had exercised its right to terminate the Marketing Agreement in connection with a sale to another party. If Monsanto decides to sell the consumer Roundup® business to another party, the Company must let Monsanto know whether the Company intends to terminate the Marketing Agreement and forfeit any right to a termination fee or whether it will agree to continue to perform under the Marketing Agreement on behalf of the purchaser.
NOTE 6. DEBT
The components of long-term debt are as follows (in millions):

	APRIL 2,	APRIL 3,	SEPTEMBER 30,
	2011	2010	2010
Credit Facilities:
Revolving loans	$760.6	$720.7	$111.7
Term loans	—	386.4	302.4
Senior Notes — 7.25%	200.0	200.0	200.0
Senior Notes — 6.625%	200.0	—	—
Master Accounts Receivable Purchase Agreement	—	72.3	—
Contingent consideration	10.8	10.6	10.9
Other	9.2	10.3	6.7

	1,180.6	1,400.3	631.7
Less current portions	764.6	244.3	195.0

	$416.0	$1,156.0	$436.7

In February 2007, Scotts Miracle-Gro and certain of its subsidiaries entered into the following senior secured credit facilities totaling up to $2.15 billion in the aggregate: (a) a senior secured five-year term loan facility in the principal amount of $560 million and (b) a senior secured five-year revolving loan facility in the aggregate principal amount of up to $1.59 billion. Under the terms of these senior secured credit facilities, the Company may request an additional $200 million in revolving credit and/or term credit commitments, subject to approval from the lenders. In December 2010, the senior secured credit facilities were amended to increase the maximum permitted principal amount of unsecured indebtedness that is not subordinated from $200 million to $450 million. Borrowings may be made in various currencies including U.S. dollars, Euros, British pounds, Australian dollars and Canadian dollars. Amortization payments on the term loan portion of the senior secured credit facilities began on September 30, 2007. As of April 2, 2011, cumulative payments on the term loan totaled $560 million, thereby eliminating the balance of the Company’s term loan.
As of April 2, 2011, there was $803.1 million of availability under the senior secured credit facilities, including letters of credit. Under the senior secured credit facilities, the Company has the ability to issue letter of credit commitments up to $65 million. At April 2, 2011, the Company had letters of credit in the aggregate face amount of $26.3 million outstanding.
On January 14, 2010, Scotts Miracle-Gro issued $200 million aggregate principal amount of 7.25% Senior Notes due 2018 (the “7.25% Senior Notes”). The net proceeds of the offering were used to reduce outstanding borrowings under the Company’s senior secured credit facilities. The 7.25% Senior Notes represent general unsecured senior obligations of Scotts Miracle-Gro, and were sold to the public at 99.254% of the principal amount thereof, to yield 7.375% to maturity. The 7.25% Senior Notes have interest payment dates of January 15 and July 15 of each year, which began on July 15, 2010, and may be redeemed prior to maturity at applicable redemption premiums. The 7.25% Senior Notes contain usual and customary incurrence-based covenants, which include, but are not limited to, restrictions on the incurrence of additional indebtedness, the incurrence of liens and the issuance of certain preferred shares, and the making of certain distributions, investments and other restricted payments, as well as other usual and customary covenants, which include, but are not limited to, restrictions on sale and leaseback transactions, restrictions on purchases or redemptions of Scotts Miracle-Gro stock and prepayments of subordinated debt, limitations on asset sales and restrictions on transactions with affiliates. The 7.25% Senior Notes mature on January 15, 2018.
On December 16, 2010, Scotts Miracle-Gro issued $200 million aggregate principal amount of 6.625% Senior Notes due 2020 (the “6.625% Senior Notes”) in a private placement exempt from the registration requirements under the Securities Act of 1933, as amended. The net proceeds of the offering were used to repay outstanding borrowings under the Company’s senior secured credit facilities and for general corporate purposes. The 6.625% Senior Notes represent general unsecured senior obligations of Scotts Miracle-Gro and rank equal in right of payment with the Company’s existing and future unsecured senior debt, including, without limitation, the 7.25% Senior Notes. The 6.625% Senior Notes have interest payment dates of June 15 and December 15 of each year, commencing June 15, 2011, and may be redeemed prior to maturity at applicable redemption premiums. The 6.625% Senior Notes contain usual and customary incurrence-based covenants, as well as other usual and customary covenants, substantially similar to those contained in the 7.25% Senior Notes. The 6.625% Senior Notes mature on December 15, 2020.

Certain of Scotts Miracle-Gro’s domestic subsidiaries serve as guarantors of both the 7.25% and the 6.625% Senior Notes. Refer to “NOTE 15. FINANCIAL INFORMATION FOR SUBSIDIARY GUARANTORS AND NON-GUARANTORS” for more information regarding the guarantor entities.
The Company was in compliance with the terms of all borrowing agreements at April 2, 2011.
At April 2, 2011, the Company had outstanding interest rate swap agreements with major financial institutions that effectively convert a portion of variable-rate debt denominated in U.S. dollars to a fixed rate. The swap agreements had a total U.S. dollar notional amount of $900 million at April 2, 2011. Interest payments made between the effective date and expiration date are hedged by the swap agreements, except as noted below. The notional amount, effective date, expiration date and rate of these swap agreements are shown in the table below.

NOTIONAL AMOUNT	EFFECTIVE	EXPIRATION
(IN MILLIONS)	DATE (a)	DATE	FIXED RATE
$200	2/14/2007	2/14/2012	5.20%
50	2/14/2012	2/14/2016	3.78%
150 (b)	11/16/2009	5/16/2016	3.26%
50 (c)	2/16/2010	5/16/2016	3.05%
150 (b)	12/20/2011	6/20/2016	2.61%
150 (c)	2/7/2012	5/7/2016	2.42%
100 (c)	2/21/2012	5/23/2016	2.40%
50 (d)	12/6/2012	9/6/2017	2.96%

(a)	The effective date refers to the date on which interest payments are first hedged by the applicable swap agreement.

(b)	Interest payments made during the six-month period of each year that begins with the month and day of the effective date are hedged by the swap agreement.

(c)	Interest payments made during the three-month period of each year that begins with the month and day of the effective date are hedged by the swap agreement.

(d)	Interest payments made during the nine-month period of each year that begins with the month and day of the effective date are hedged by the swap agreement.
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
On May 13, 2010, the Company and its lender entered into a First Amendment to the 2009 MARP Agreement (the “First Amendment”). The First Amendment, which was effective May 1, 2010, extended the stated termination date of the 2009 MARP Agreement through May 12, 2011, or such later date as may be mutually agreed by the Company and its lender. On May 10, 2011, the Company and its lender entered into a Second Amendment to the 2009 MARP Agreement which further extended the stated termination date through September 30, 2011, or such later date as may be mutually agreed by the Company and its lender.
The 2009 MARP Agreement, as amended by the First Amendment, provides an interest rate that approximates the 7-day LIBOR rate plus 125 basis points; the amendments did not otherwise modify any substantive provisions of the 2009 MARP Agreement.
The Company accounts for the sale of receivables under the 2009 MARP Agreement, as amended, as short-term debt and continues to carry the receivables on its Condensed, Consolidated Balance Sheet, primarily as a result of the Company’s right to repurchase receivables sold. The caption “Accounts receivable pledged” on the accompanying Condensed, Consolidated Balance Sheets in the amount of $80.5 million as of April 3, 2010 represents the pool of receivables that were designated as “sold” under the 2009 MARP Agreement and served as collateral for short-term debt thereunder in the amount of $72.3 million as of April 3, 2010. There were no short-term borrowings under the amended 2009 MARP Agreement as of April 2, 2011 and September 30, 2010.

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
7.25% Senior Notes
The fair value of the 7.25% Senior Notes can be determined based on the trading of the 7.25% Senior Notes in the open market. The difference between the carrying value and the fair value of the 7.25% Senior Notes represents the premium or discount on that date. Based on the trading value on or around April 2, 2011, the fair value of the 7.25% Senior Notes was approximately $212.0 million.
6.625% Senior Notes
The fair value of the 6.625% Senior Notes can be determined based on the trading of the 6.625% Senior Notes. The difference between the carrying value and the fair value of the 6.625% Senior Notes represents the premium or discount on that date. Based on the trading value on or around April 2, 2011, the fair value of the 6.625% Senior Notes was approximately $205.8 million.
Accounts Receivable Pledged
The interest rate on the short-term debt associated with accounts receivable pledged under the 2009 MARP Agreement fluctuates with the one-week LIBOR rate, and thus the carrying value is a reasonable estimate of fair value.
NOTE 7. COMPREHENSIVE INCOME
The components of other comprehensive income (expense) (“OCI”) and total comprehensive income were as follows (in millions):

	THREE MONTHS ENDED		SIX MONTHS ENDED
	APRIL 2,	APRIL 3,	APRIL 2,	APRIL 3,
	2011	2010	2011	2010
Net income	$177.6	$118.5	$109.7	$60.8
Other comprehensive income (expense):
Change in valuation of derivative instruments	0.5	2.9	8.1	5.3
Pension and other postretirement related items	5.7	3.0	7.1	8.8
Foreign currency translation adjustments	(11.7)	5.4	(9.5)	5.1

Comprehensive income	$172.1	$129.8	$115.4	$80.0

NOTE 8. RETIREMENT AND RETIREE MEDICAL PLANS COST INFORMATION
The following summarizes the net periodic benefit cost from continuing operations for the various retirement and retiree medical plans sponsored by the Company (in millions):

	THREE MONTHS ENDED
	APRIL 2, 2011			APRIL 3, 2010
	U.S.	International	U.S.	U.S.	International	U.S.
	Pension	Pension	Medical	Pension	Pension	Medical
Components of net periodic benefit cost
Service cost	$—	$0.4	$0.1	$—	$0.5	$0.1
Interest cost	1.2	2.7	0.4	1.3	2.2	0.4
Expected return on plan assets	(1.3)	(2.6)	—	(1.3)	(1.9)	—
Net amortization	1.3	0.4	—	1.1	0.5	—

Net periodic benefit cost	$1.2	$0.9	$0.5	$1.1	$1.3	$0.5

	SIX MONTHS ENDED
	APRIL 2, 2011			APRIL 3, 2010
	U.S.	International	U.S.	U.S.	International	U.S.
	Pension	Pension	Medical	Pension	Pension	Medical
Components of net periodic benefit cost
Service cost	$—	$0.8	$0.2	$—	$1.0	$0.3
Interest cost	2.4	5.4	0.8	2.6	4.6	0.8
Expected return on plan assets	(2.6)	(5.2)	—	(2.6)	(4.0)	—
Net amortization	2.5	0.8	—	2.2	1.0	—

Net periodic benefit cost	$2.3	$1.8	$1.0	$2.2	$2.6	$1.1

NOTE 9. SHARE-BASED COMPENSATION AWARDS
Share-Based Awards
The following is a summary of the share-based compensation awards granted during the periods indicated:

	SIX MONTHS ENDED
	APRIL 2, 2011	APRIL 3, 2010
Options	429,700	363,300
Restricted stock units (including deferred stock units)	90,908	287,276
Performance shares	—	4,200
Performance units	53,874	—

Total share-based awards	574,482	654,776

Aggregate fair value at grant dates (in millions)	$13.5	$16.8
At April 2, 2011, approximately 0.7 million common shares authorized for issuance pursuant to The Scotts Miracle-Gro Company Amended and Restated 2006 Long-Term Incentive Plan were not subject to outstanding awards and were available to underlie the grant of new share-based awards.
Total share-based compensation recognized was as follows for the periods indicated (in millions):

	THREE MONTHS ENDED		SIX MONTHS ENDED
	APRIL 2, 2011	APRIL 3, 2010	APRIL 2, 2011	APRIL 3, 2010
Share-based compensation	$6.5	$5.3	$10.8	$8.2
Stock Options/Stock Appreciation Rights
Aggregate stock option and stock appreciation right (“SAR”) activity consisted of the following for the six months ended April 2, 2011 (options/SARs in millions):

		WTD.
		Avg.
	No. of	Exercise
	Options/SARs	Price
Beginning balance	4.6	$31.74
Granted	0.4	51.73
Exercised	(0.7)	31.86
Forfeited	(0.1)	38.27

Ending balance	4.2	33.61

Exercisable	2.9	32.24
The following summarizes certain information pertaining to stock option and SAR awards outstanding and exercisable at April 2, 2011 (options/SARs in millions):

	Awards Outstanding			Awards Exercisable
	No. of	WTD. Avg.	WTD. Avg.	No. of	WTD. Avg.
Range of	Options/	Remaining	Exercise	Options/	Remaining	WTD. Avg.
Exercise Price	SARs	Life	Price	SARS	Life	Exercise Price
$16.69 — $19.82	0.2	0.15	$17.15	0.2	0.15	$17.15
$20.12 — $21.65	0.9	5.05	21.45	0.4	1.90	21.20
$24.45 — $28.72	0.4	2.91	25.74	0.4	2.91	25.74
$29.01 — $31.62	0.3	3.85	29.16	0.3	3.72	29.11
$33.25 — $37.48	0.4	4.64	35.74	0.4	4.61	35.77
$37.89 — $38.90	1.0	6.09	38.59	1.0	6.09	38.59
$40.81 — $51.73	1.0	8.35	46.61	0.2	5.49	43.37

	4.2	5.52	$33.61	2.9	4.24	$32.24

The intrinsic value of the stock option and SAR awards outstanding and exercisable at April 2, 2011 was as follows (in millions):

Outstanding	$104.1
Exercisable	75.9
The grant date fair value of stock option awards is estimated using a binomial model and the assumptions in the following table. Expected market price volatility is based on implied volatilities from traded options on Scotts Miracle-Gro’s common shares and historical volatility specific to the common shares. Historical data, including demographic factors impacting historical exercise behavior, is used to estimate stock option exercises and employee terminations within the valuation model. The risk-free interest rate for periods within the contractual life (normally ten years) of the stock option is based on the U.S. Treasury yield curve in effect at the time of grant. The expected life of stock options is based on historical experience and expectations for grants outstanding. The weighted average assumptions for awards granted during the six months ended April 2, 2011 are as follows:

Expected market price volatility	31.85%
Risk-free interest rates	2.39%
Expected dividend yield	1.93%
Expected life of stock options in years	5.97
Estimated weighted-average fair value per stock option	$14.06
Restricted Stock (including Performance Shares)
Restricted stock award activity for the period was as follows:

		WTD. Avg.
		Grant Date
	No. of	Fair Value
	Shares	per Share
Awards outstanding at September 30, 2010	333,000	$31.52
Vested	(140,000)	37.07
Forfeited	(26,400)	25.53

Awards outstanding at April 2, 2011	166,600	27.80

Restricted Stock Units (including Deferred Stock Units and Performance Units)
Restricted stock unit award activity for the period was as follows:

		WTD. Avg.
		Grant Date
	No. of	Fair Value
	Shares	per Share
Awards outstanding at September 30, 2010	531,626	$34.60
Granted	144,782	51.77
Vested	(12,355)	31.71
Forfeited	(58,500)	34.56

Awards outstanding at April 2, 2011	605,553	38.77

As of April 2, 2011, total unrecognized compensation cost related to non-vested share-based awards amounted to $20.7 million. This cost is expected to be recognized over a weighted-average period of 1.7 years. Unearned compensation cost is amortized by grant on the straight-line method over the vesting period, with the amortization expense classified as a component of “Selling, general and administrative” expense within the Condensed, Consolidated Statements of Operations. Vesting periods are generally three years, although compensation expense related to non-vested share-based awards is accelerated for those employees who are eligible for early vesting based on age and service requirements.
During the six months ended April 2, 2011, the total intrinsic value of stock options exercised was $23.9 million. The total fair value of restricted stock and restricted stock units vested during the six months ended April 2, 2011 was $5.2 million and $0.4 million, respectively. Cash received from the exercise of stock options for the six months ended April 2, 2011 was $21.8 million.
NOTE 10. INCOME TAXES
The effective tax rate related to continuing operations for the six months ended April 2, 2011 was 35.9%, compared to 38.3% for the six months ended April 3, 2010. The effective tax rate used for interim reporting purposes is based on management’s best estimate of factors impacting the effective tax rate for the full fiscal year. In accordance with the Company’s decision to report certain aspects of the business as discontinued operations, an allocation of the income tax expense has been separately determined to specifically report the discontinued operations net of tax. There can be no assurance that the effective tax rate estimated for interim financial reporting purposes will approximate the effective tax rate determined at fiscal year end.

Scotts Miracle-Gro or one or more of its subsidiaries files income tax returns in the U.S. federal jurisdiction and various state, local and foreign jurisdictions. With few exceptions, the Company is no longer subject to examinations by these tax authorities for fiscal years prior to 2007. The Company is currently under examination by the Internal Revenue Service (the “IRS”) and certain foreign and U.S. state and local tax authorities. The IRS is currently reviewing the fiscal 2008 tax period only. In regards to a local German audit, the tax periods under investigation are limited to fiscal years 2004 through 2008. In regards to U.S. state and local audits, the tax periods under investigation are limited to fiscal years 1997 through 2008. In addition to these audits, certain other tax deficiency notices and refund claims for previous years remain unresolved.
The Company currently anticipates that few of its open and active audits will be resolved within the next 12 months. The Company is unable to make a reasonably reliable estimate as to when or if cash settlements with taxing authorities may occur. Although audit outcomes and the timing of audit payments are subject to significant uncertainty, the Company does not currently anticipate that the resolution of these tax matters or any events related thereto will result in a material change to its consolidated financial position, results of operations or cash flows.
NOTE 11. CONTINGENCIES
Management regularly evaluates the Company’s contingencies, including various lawsuits and claims which arise in the normal course of business, product and general liabilities, workers’ compensation, property losses and other fiduciary liabilities for which the Company is self-insured or retains a high exposure limit. Self-insurance reserves are established based on actuarial loss estimates for specific individual claims plus actuarially estimated amounts for incurred but not reported claims and adverse development factors applied to existing claims. Legal costs incurred in connection with the resolution of claims, lawsuits and other contingencies are expensed as incurred. In the opinion of management, its assessment of contingencies is reasonable and related reserves, in the aggregate, are adequate; however, there can be no assurance that final resolution of these matters will not have a material adverse effect on the Company’s financial condition, results of operations or cash flows. The following are the more significant of the Company’s identified contingencies:
FIFRA Compliance and the Corresponding Governmental Investigations
For a description of the Company’s ongoing FIFRA compliance efforts and the corresponding governmental investigations, see “NOTE 3. PRODUCT REGISTRATION AND RECALL MATTERS.”
Other Regulatory Matters
In 2004, the Company completed negotiations with the Philadelphia District of the U.S. Army Corps of Engineers (the “Corps”) regarding the terms of site remediation and the resolution of the Corps’ civil penalty demand in connection with the Company’s prior peat harvesting operations at its Lafayette, New Jersey facility. The final consent decree required the Company to perform five years of wetland monitoring and to complete additional actions if after five years the monitoring indicated the wetlands had not developed satisfactorily. As site monitoring activities were not initiated until the beginning of 2006, the five-year monitoring period extended until December 2010. Having received notice from the Environmental Defense Section of the U.S. DOJ that the terms of the consent decree had been satisfied, on January 24, 2011, the United States District Court for the District of New Jersey ordered the matter closed.
At April 2, 2011, $2.9 million was accrued for other regulatory matters in the “Other liabilities” line in the Condensed, Consolidated Balance Sheet. The amounts accrued are believed to be adequate to cover such known regulatory exposures based on current facts and estimates of likely outcomes. However, if facts and circumstances change significantly, they could result in a material adverse effect on the Company’s financial condition, results of operations or cash flows.
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
The Company formally designates and documents qualifying instruments as hedges of underlying exposures at inception. The Company formally assesses, both at inception and at least quarterly, whether the financial instruments used in hedging transactions are effective at offsetting changes in cash flows of the related underlying exposure. Fluctuations in the value of these instruments generally are offset by changes in the cash flows of the underlying exposures being hedged. This offset is driven by the high degree of effectiveness between the exposure being hedged and the hedging instrument. GAAP requires all derivative instruments to be recognized as either assets or liabilities at fair value in the Condensed, Consolidated Balance Sheets. The Company designates commodity hedges as cash flow hedges of forecasted purchases of commodities and interest rate swap agreements as cash flow hedges of interest payments on variable rate borrowings. Any ineffective portion of a change in the fair value of a qualifying instrument is immediately recognized in earnings. The amounts recorded in earnings related to ineffectiveness of derivative hedges for the three- and six-month periods ended April 2, 2011 and April 3, 2010 were not significant.
Foreign Currency Swap Contracts
The Company periodically uses foreign currency swap contracts to manage the exchange rate risk associated with intercompany loans with foreign subsidiaries that are denominated in local currencies. At April 2, 2011, the notional amount of outstanding foreign currency swap contracts was $107.7 million, with a liability position based on negative fair value of $0.4 million. At April 3, 2010, there were no outstanding foreign currency swap contracts. Foreign currency swap contracts that do not qualify for hedge accounting treatment in accordance with GAAP are recorded at fair value as an element of interest expense. The fair value of foreign currency swap contracts is determined based on changes in spot rates. The unrealized loss on the foreign currency swap contracts approximates the unrealized gain on the intercompany loans recognized by the Company’s lending subsidiaries.
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
At April 2, 2011 and April 3, 2010, the Company had outstanding interest rate swap agreements with major financial institutions that effectively converted a portion of the Company’s variable-rate debt to a fixed rate. The swap agreements had a total U.S. dollar equivalent notional amount of $900 million and $450 million at April 2, 2011 and April 3, 2010, respectively. Refer to “NOTE 6. DEBT” for the terms of the swap agreements outstanding at April 2, 2011. Included in the AOCI balance at April 2, 2011 was a pre-tax loss of $12.8 million related to interest rate swap agreements that is expected to be reclassified to earnings during the next 12 months, consistent with the timing of the underlying hedged transactions.
Commodity Hedges
The Company had outstanding hedging arrangements at April 2, 2011 designed to fix the price of a portion of its urea needs. The contracts are designated as hedges of the Company’s exposure to future cash flow fluctuations associated with the cost of urea. The objective of the hedges is to mitigate the earnings and cash flow volatility attributable to the risk of changing prices. Unrealized gains or losses in the fair value of these contracts are recorded to the AOCI component of shareholders’ equity. Realized gains or losses remain as a component of AOCI until the related inventory is sold. Upon sale of the underlying inventory, the gain or loss is reclassified to cost of sales. Included in the AOCI balance at April 2, 2011 was a pre-tax gain of $1.6 million related to urea derivatives that is expected to be reclassified to earnings during the next 12 months, consistent with the timing of the underlying hedged transactions.
The Company enters into fuel derivatives for its Scotts LawnService® business that qualify for hedge accounting treatment. Unrealized gains or losses in the fair value of these contracts are recorded in OCI except for any ineffective portion of the change in fair value, which is immediately recorded in earnings. For the effective portion of the change in fair value, realized gains or losses remain as a component of AOCI until the related fuel is consumed by the Scotts LawnService® service vehicles. Upon consumption of the fuel, the gain or loss is reclassified to cost of sales. Included in the AOCI balance at April 2, 2011 was a pre-tax gain of $0.1 million related to fuel derivatives that is expected to be reclassified to earnings during the next 12 months, consistent with the timing of the underlying hedged transactions.

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
As of April 2, 2011, the Company had the following outstanding commodity contracts that were entered into to hedge forecasted purchases:

Commodity	Volume
Urea	11,000 tons
Diesel	3,108,000 gallons
Fair Values of Derivative Instruments
The fair values of the Company’s derivative instruments were as follows (in millions):

	ASSETS / (LIABILITIES)
		APRIL 2,	APRIL 3,	SEPTEMBER 30,
DERIVATIVES DESIGNATED AS HEDGING		2011	2010	2010
INSTRUMENTS	BALANCE SHEET LOCATION	FAIR VALUE

Interest rate swap agreements	Other assets	$3.6	$2.3	$—
	Other current liabilities	(12.8)	(11.8)	(12.1)
	Other liabilities	(2.9)	(6.9)	(12.5)

Commodity hedging instruments	Prepaid and other assets	0.3	0.8	1.9

Total derivatives designated as hedging instruments		$(11.8)	$(15.6)	$(22.7)

DERIVATIVES NOT DESIGNATED AS HEDGING INSTRUMENTS (1)
Foreign currency swap contracts	Prepaid and other assets	$—	$0.1	$—
	Other current liabilities	(0.4)	—	(6.6)

Commodity hedging instruments	Prepaid and other current assets	1.4	—	—

Total derivatives not designated as hedging instruments (1)		$1.0	$0.1	$(6.6)

Total derivatives		$(10.8)	$(15.5)	$(29.3)

(1)	See discussion above for additional information regarding the Company’s purpose for entering into derivatives not designated as hedging instruments and its overall risk management strategy.
Refer to “NOTE 13. FAIR VALUE MEASUREMENTS” for the Company’s fair value measurements of derivative instruments as they relate to the valuation hierarchy.
The effect of derivative instruments on AOCI and the Condensed, Consolidated Statements of Operations for the three- and six-month periods ended April 2, 2011 and April 3, 2010 was as follows:

	AMOUNT OF GAIN / (LOSS) RECOGNIZED IN AOCI
	(IN MILLIONS)
	THREE MONTHS ENDED		SIX MONTHS ENDED
	APRIL 2,	APRIL 3,	APRIL 2,	APRIL 3,
DERIVATIVES IN CASH FLOW HEDGING RELATIONSHIPS	2011	2010	2011	2010
Interest rate swap agreements	$(1.2)	$(5.0)	$1.3	$(6.6)
Commodity hedging instruments	(0.7)	(0.3)	1.4	2.1

Total	$(1.9)	$(5.3)	$2.7	$(4.5)

		AMOUNT OF GAIN / (LOSS) RECLASSIFIED
	LOCATION OF GAIN /	FROM AOCI INTO EARNINGS (IN MILLIONS)
	(LOSS) RECLASSIFIED	THREE MONTHS ENDED		SIX MONTHS ENDED
DERIVATIVES IN CASH FLOW	FROM	APRIL 2,	APRIL 3,	APRIL 2,	APRIL 3,
HEDGING RELATIONSHIPS	AOCI INTO EARNINGS	2011	2010	2011	2010
Interest rate swap agreements	Interest expense	$(3.7)	$(6.0)	$(6.8)	$(11.5)
Commodity hedging instruments	Cost of sales	1.3	(2.2)	1.4	(2.8)

Total		$(2.4)	$(8.2)	$(5.4)	$(14.3)

		AMOUNT OF GAIN / (LOSS) RECOGNIZED
	LOCATION OF GAIN /	IN EARNINGS (IN MILLIONS)
	(LOSS)	THREE MONTHS ENDED		SIX MONTHS ENDED
DERIVATIVES NOT DESIGNATED AS	RECOGNIZED IN	APRIL 2,	APRIL 3,	APRIL 2,	APRIL 3,
HEDGING INSTRUMENTS	EARNINGS	2011	2010	2011	2010
Foreign currency swap contracts	Interest expense	$(3.3)	$—	$5.6	$0.7
Commodity hedging instruments	Cost of sales	1.6	(0.1)	2.3	(0.1)

Total		$(1.7)	$(0.1)	$7.9	$0.6

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
The following table presents the Company’s financial assets and liabilities measured at fair value on a recurring basis at April 2, 2011 (in millions):

	Quoted Prices in
	Active Markets for	Significant Other	Unobservable
	Identical Assets	Observable Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)	Total
Assets
Derivatives
Interest rate swap agreements	$—	$3.6	$—	$3.6
Commodity hedging instruments	—	1.7	—	1.7
Other	7.9	—	—	7.9

Total	$7.9	$5.3	$—	$13.2

Liabilities
Derivatives
Interest rate swap agreements	$—	$(15.7)	$—	$(15.7)
Foreign currency swap contracts	—	(0.4)	—	(0.4)

Total	$—	$(16.1)	$—	$(16.1)

The following table presents the Company’s financial assets and liabilities measured at fair value on a recurring basis at April 3, 2010 (in millions):

	Quoted Prices in
	Active Markets for	Significant Other	Unobservable
	Identical Assets	Observable Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)	Total
Assets
Derivatives
Interest rate swap agreements	$—	$2.3	$—	$2.3
Foreign currency swap contracts	—	0.1	—	0.1
Commodity hedging instruments	—	0.8	—	0.8
Other	6.7	—	—	6.7

Total	$6.7	$3.2	$—	$9.9

Liabilities
Derivatives
Interest rate swap agreements	$—	$(18.7)	$—	$(18.7)

Total	$—	$(18.7)	$—	$(18.7)

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

NOTE 14. SEGMENT INFORMATION
The Company divides its business into the following segments — Global Consumer and Scotts LawnService®. This division of reportable segments is consistent with how the segments report to and are managed by senior management of the Company. Reclassifications have been made to prior period segment amounts to reflect changes in the allocation of certain shared expenses among the segments, which in management’s judgment better align those expenses with the associated drivers and benefits. Furthermore, the Company’s reportable segments have been revised to reflect the sale of a significant majority of its previously reported Global Professional business segment, which is now reported in discontinued operations. For additional information regarding the sale, refer to “NOTE 2. DISCONTINUED OPERATIONS.”
The Global Consumer segment consists of the U. S. Consumer and International Consumer business groups. The business groups comprising this segment manufacture, market and sell dry, granular slow-release lawn fertilizers, combination lawn fertilizer and control products, grass seed, spreaders, water-soluble, liquid and continuous release garden and indoor plant foods, plant care products, potting, garden and lawn soils, mulches and other growing media products, wild bird food, pesticide and rodenticide products. Products are marketed to mass merchandisers, home centers, large hardware chains, warehouse clubs, distributors, garden centers and grocers in the United States, Canada, Europe, Latin America and Australia.

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
Corporate & Other consists of the non-European professional seed business and corporate general and administrative expenses.
The following tables present segment financial information (in millions):

	THREE MONTHS		SIX MONTHS
	ENDED		ENDED
	APRIL 2,	APRIL 3,	APRIL 2,	APRIL 3,
	2011	2010	2011	2010
Net sales:
Global Consumer	$1,090.4	$1,014.7	$1,279.2	$1,228.7
Scotts LawnService®	32.7	30.6	69.8	63.6

Segment total	1,123.1	1,045.3	1,349.0	1,292.3
Corporate & Other	6.7	5.6	11.2	11.2
Roundup® amortization	(0.2)	(0.2)	(0.4)	(0.4)

Consolidated	$1,129.6	$1,050.7	$1,359.8	$1,303.1

Income from continuing operations before income taxes:
Global Consumer	$299.8	$250.7	$244.7	$210.3
Scotts LawnService®	(15.2)	(15.1)	(19.7)	(22.6)

Segment total	284.6	235.6	225.0	187.7
Corporate & Other	(33.6)	(34.5)	(64.3)	(50.1)
Roundup® amortization	(0.2)	(0.2)	(0.4)	(0.4)
Other amortization	(2.7)	(2.5)	(5.0)	(5.2)
Interest expense	(13.8)	(14.1)	(23.3)	(23.8)
Product registration and recall matters	(2.5)	(1.7)	(4.2)	(4.3)

Consolidated	$231.8	$182.6	$127.8	$103.9

	APRIL 2,	APRIL 3,	SEPTEMBER 30,
	2011	2010	2010
Total assets:
Global Consumer	$2,635.1	$2,334.0	$1,458.4
Scotts LawnService®	168.4	166.7	177.7
Corporate & Other	271.1	313.0	334.8
Assets held for sale	—	237.9	193.1

Consolidated	$3,074.6	$3,051.6	$2,164.0

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

The following information presents condensed, consolidating Statements of Operations for the three- and six-month periods ended April 2, 2011 and April 3, 2010, condensed, consolidating Statements of Cash Flows for the six-month periods ended April 2, 2011 and April 3, 2010, and condensed, consolidating Balance Sheets as of April 2, 2011, April 3, 2010 and September 30, 2010. The condensed, consolidating financial information presents, in separate columns, financial information for: Scotts Miracle-Gro on a Parent-only basis, carrying its investment in subsidiaries under the equity method; Guarantors on a combined basis, carrying their investments in subsidiaries which do not guarantee the debt (collectively, the “Non-Guarantors”) under the equity method; Non-Guarantors on a combined basis; and eliminating entries. The eliminating entries primarily reflect intercompany transactions, such as interest expense, accounts receivable and payable, short and long-term debt, and the elimination of equity investments and income in subsidiaries. Because Scotts Miracle-Gro, as the Parent, is obligated to pay the unpaid principal amount and interest on all amounts borrowed by the Guarantors or Non-Guarantors under the senior secured five-year revolving loan facility, the borrowings and related interest expense for the revolving loans outstanding of the Guarantors and Non-Guarantors are also presented in the accompanying Parent-only financial information, and are then eliminated.

The Scotts Miracle-Gro Company
Condensed, Consolidating Statement of Operations
for the three months ended April 2, 2011
(in millions)

		Subsidiary	Non-
	Parent	Guarantors	Guarantors	Eliminations	Consolidated

Net sales	$—	$931.2	$198.4	$—	$1,129.6
Cost of sales	—	536.0	129.6	—	665.6
Cost of sales — product registration and recall matters	—	1.3	—	—	1.3

Gross profit	—	393.9	68.8	—	462.7

Operating expenses:
Selling, general and administrative	—	170.9	45.3	—	216.2
Product registration and recall matters	—	1.2	—	—	1.2
Other (income) expense, net	—	0.1	(0.4)	—	(0.3)

Income from operations	—	221.7	23.9	—	245.6

Equity income in subsidiaries	(185.4)	(8.5)	—	193.9	—
Other non-operating income	(5.8)	—	—	5.8	—
Interest expense	13.8	4.8	1.0	(5.8)	13.8

Income from continuing operations before income taxes	177.4	225.4	22.9	(193.9)	231.8

Income tax expense (benefit) from continuing operations	(0.2)	75.2	8.2	—	83.2

Income from continuing operations	177.6	150.2	14.7	(193.9)	148.6

Income (loss) from discontinued operations, net of tax	—	35.1	(6.1)	—	29.0

Net income	$177.6	$185.3	$8.6	$(193.9)	$177.6

The Scotts Miracle-Gro Company
Condensed, Consolidating Statement of Operations
for the six months ended April 2, 2011
(in millions)

		Subsidiary	Non-
	Parent	Guarantors	Guarantors	Eliminations	Consolidated

Net sales	$—	$1,107.8	$252.0	$—	$1,359.8
Cost of sales	—	679.2	166.7	—	845.9
Cost of sales — product registration and recall matters	—	2.1	—	—	2.1

Gross profit	—	426.5	85.3	—	511.8

Operating expenses:
Selling, general and administrative	—	285.1	74.3	—	359.4
Product registration and recall matters	—	2.1	—	—	2.1
Other (income) expense, net	—	0.3	(1.1)	—	(0.8)

Income from operations	—	139.0	12.1	—	151.1

Equity income in subsidiaries	(121.9)	0.4	—	121.5	—
Other non-operating income	(9.6)	—	—	9.6	—
Interest expense	22.5	9.1	1.3	(9.6)	23.3

Income from continuing operations before income taxes	109.0	129.5	10.8	(121.5)	127.8

Income tax expense (benefit) from continuing operations	(0.5)	42.5	3.9	—	45.9

Income from continuing operations	109.5	87.0	6.9	(121.5)	81.9

Income (loss) from discontinued operations, net of tax	—	35.1	(7.3)	—	27.8

Net income	$109.5	$122.1	$(0.4)	$(121.5)	$109.7

The Scotts Miracle-Gro Company
Condensed, Consolidating Statement of Cash Flows
for the six months ended April 2, 2011
(in millions)

		Subsidiary	Non-
	Parent	Guarantors	Guarantors	Eliminations	Consolidated

NET CASH USED IN OPERATING ACTIVITIES	$(8.4)	$(472.2)	$(123.4)	$—	$(604.0)

INVESTING ACTIVITIES
Proceeds from sale of long-lived assets	—	0.2	—	—	0.2
Proceeds from sale of business, net of transaction costs	—	161.4	88.4	—	249.8
Investments in property, plant and equipment	—	(39.7)	(4.8)	—	(44.5)

Net cash provided by investing activities	—	121.9	83.6	—	205.5

FINANCING ACTIVITIES
Borrowings under revolving and bank lines of credit and term loans	—	468.0	525.7	—	993.7
Repayments under revolving and bank lines of credit and term loans	—	(368.2)	(283.1)	—	(651.3)
Proceeds from issuance of Senior Notes	200.0				200.0
Financing and issuance fees	(4.1)	—	—	—	(4.1)
Dividends paid	(33.3)	—	—	—	(33.3)
Purchase of treasury shares	(93.7)	—	—	—	(93.7)
Excess tax benefits from share-based payment arrangements	—	4.4	—	—	4.4
Cash received from exercise of stock options	21.8	—	—	—	21.8
Intercompany financing	(82.3)	251.5	(169.2)	—	—

Net cash provided by financing activities	8.4	355.7	73.4	—	437.5

Effect of exchange rate changes on cash	—	—	1.6	—	1.6

Net increase in cash and cash equivalents	—	5.4	35.2	—	40.6
Cash and cash equivalents, beginning of period	—	5.0	83.1	—	88.1

Cash and cash equivalents, end of period	$—	$10.4	$118.3	$—	$128.7

The Scotts Miracle-Gro Company
Condensed, Consolidating Balance Sheet
as of April 2, 2011
(in millions)

		Subsidiary	Non-
	Parent	Guarantors	Guarantors	Eliminations	Consolidated

ASSETS
Current assets:
Cash and cash equivalents	$—	$10.4	$118.3	$—	$128.7
Accounts receivable, net	—	876.8	265.5	—	1,142.3
Inventories, net	—	452.4	103.7	—	556.1
Prepaid and other assets	—	120.9	43.6	—	164.5

Total current assets	—	1,460.5	531.1	—	1,991.6

Property, plant and equipment, net	—	348.0	48.1	—	396.1
Goodwill	—	305.1	0.7	—	305.8
Intangible assets, net	—	289.8	54.9	—	344.7
Other assets	15.3	24.8	43.4	(47.1)	36.4
Equity investment in subsidiaries	955.7	—	—	(955.7)	—
Intercompany assets	998.3	—	—	(998.3)	—

Total assets	$1,969.3	$2,428.2	$678.2	$(2,001.1)	$3,074.6

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current portion of debt	$762.5	$413.3	$351.3	$(762.5)	$764.6
Accounts payable	—	283.7	82.2	—	365.9
Other current liabilities	8.0	357.4	143.1	—	508.5

Total current liabilities	770.5	1,054.4	576.6	(762.5)	1,639.0

Long-term debt	400.0	16.0	—	—	416.0
Other liabilities	10.2	203.5	64.4	(47.1)	231.0
Equity investment in subsidiaries	—	229.4	—	(229.4)	—
Intercompany liabilities	—	66.7	169.1	(235.8)	—

Total liabilities	1,180.7	1,570.0	810.1	(1,274.8)	2,286.0

Shareholders’ equity	788.6	858.2	(131.9)	(726.3)	788.6

Total liabilities and shareholders’ equity	$1,969.3	$2,428.2	$678.2	$(2,001.1)	$3,074.6

The Scotts Miracle-Gro Company
Condensed, Consolidating Statement of Operations
for the three months ended April 3, 2010
(in millions)

		Subsidiary	Non-
	Parent	Guarantors	Guarantors	Eliminations	Consolidated

Net sales	$—	$875.2	$175.5	$—	$1,050.7
Cost of sales	—	522.0	113.1	—	635.1
Cost of sales — product registration and recall matters	—	0.6	—	—	0.6

Gross profit	—	352.6	62.4	—	415.0

Operating expenses:
Selling, general and administrative	—	173.7	43.0	—	216.7
Product registration and recall matters	—	1.1	—	—	1.1
Other (income) expense, net	—	1.0	(0.5)	—	0.5

Income from operations	—	176.8	19.9	—	196.7

Equity income in subsidiaries	(122.3)	(15.7)	—	138.0	—
Other non-operating income	(8.7)	—	—	8.7	—
Interest expense	12.7	8.5	1.6	(8.7)	14.1

Income from continuing operations before income taxes	118.3	184.0	18.3	(138.0)	182.6

Income tax expense (benefit) from continuing operations	(0.2)	61.8	6.8	—	68.4

Income from continuing operations	118.5	122.2	11.5	(138.0)	114.2

Income from discontinued operations, net of tax	—	—	4.3	—	4.3

Net income	$118.5	$122.2	$15.8	$(138.0)	$118.5

The Scotts Miracle-Gro Company
Condensed, Consolidating Statement of Operations
for the six months ended April 3, 2010
(in millions)

		Subsidiary	Non-
	Parent	Guarantors	Guarantors	Eliminations	Consolidated

Net sales	$—	$1,067.5	$235.6	$—	$1,303.1
Cost of sales	—	675.1	158.7	—	833.8
Cost of sales — product registration and recall matters	—	1.5	—	—	1.5

Gross profit	—	390.9	76.9	—	467.8

Operating expenses:
Selling, general and administrative	—	274.1	68.9	—	343.0
Product registration and recall matters	—	2.8	—	—	2.8
Other (income), net	—	(3.6)	(2.1)	—	(5.7)

Income from operations	—	117.6	10.1	—	127.7

Equity income in subsidiaries	(65.1)	(1.0)	—	66.1	—
Other non-operating income	(16.1)	—	—	16.1	—
Interest expense	20.8	16.1	3.0	(16.1)	23.8

Income from continuing operations before income taxes	60.4	102.5	7.1	(66.1)	103.9

Income tax expense (benefit) from continuing operations	(0.4)	37.5	2.7	—	39.8

Income from continuing operations	60.8	65.0	4.4	(66.1)	64.1

Loss from discontinued operations, net of tax	—	—	(3.3)	—	(3.3)

Net income	$60.8	$65.0	$1.1	$(66.1)	$60.8

The Scotts Miracle-Gro Company
Condensed, Consolidating Statement of Cash Flows
for the six months ended April 3, 2010
(in millions)

		Subsidiary	Non-
	Parent	Guarantors	Guarantors	Eliminations	Consolidated

NET CASH USED IN OPERATING ACTIVITIES	$(3.3)	$(486.9)	$(121.2)	$—	$(611.4)

INVESTING ACTIVITIES
Proceeds from sale of long-lived assets	—	23.6	—	—	23.6
Investments in property, plant and equipment	—	(36.3)	(1.6)	—	(37.9)

Net cash used in investing activities	—	(12.7)	(1.6)	—	(14.3)

FINANCING ACTIVITIES
Borrowings under revolving and bank lines of credit and term loans	—	544.8	300.7	—	845.5
Repayments under revolving and bank lines of credit and term loans	—	(324.6)	(115.8)	—	(440.4)
Proceeds from issuance of Senior Notes, net of discount	198.5				198.5
Financing and issuance fees	(5.5)	—	—	—	(5.5)
Dividends paid	(17.6)	—	—	—	(17.6)
Excess tax benefits from share-based payment arrangements	—	3.7	—	—	3.7
Cash received from exercise of stock options	12.9	—	—	—	12.9
Intercompany financing	(185.0)	272.2	(87.2)	—	—

Net cash provided by financing activities	3.3	496.1	97.7	—	597.1

Effect of exchange rate changes on cash	—	—	(3.7)	—	(3.7)

Net decrease in cash and cash equivalents	—	(3.5)	(28.8)	—	(32.3)
Cash and cash equivalents, beginning of period	—	6.4	64.2	—	70.6

Cash and cash equivalents, end of period	$—	$2.9	$35.4	$—	$38.3

The Scotts Miracle-Gro Company
Condensed, Consolidating Balance Sheet
as of April 3, 2010
(in millions)

		Subsidiary	Non-
	Parent	Guarantors	Guarantors	Eliminations	Consolidated

ASSETS
Current assets:
Cash and cash equivalents	$—	$2.9	$35.4	$—	$38.3
Accounts receivable, net	—	715.0	201.2	—	916.2
Accounts receivable pledged	—	80.5	—	—	80.5
Inventories, net	—	442.0	89.6	—	531.6
Assets held for sale	—	—	237.9	—	237.9
Prepaid and other assets	—	147.6	48.3	—	195.9

Total current assets	—	1,388.0	612.4	—	2,000.4

Property, plant and equipment, net	—	317.0	45.7	—	362.7
Goodwill	—	305.1	0.7	—	305.8
Intangible assets, net	—	296.2	57.3	—	353.5
Other assets	12.7	17.9	38.1	(39.5)	29.2
Equity investment in subsidiaries	836.7	—	—	(836.7)	—
Intercompany assets	748.9	—	—	(748.9)	—

Total assets	$1,598.3	$2,324.2	$754.2	$(1,625.1)	$3,051.6

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current portion of debt	$168.0	$74.3	$2.0	$—	$244.3
Accounts payable	—	228.0	73.8	—	301.8
Liabilities held for sale	—	—	45.7	—	45.7
Other current liabilities	3.5	292.0	128.7	—	424.2

Total current liabilities	171.5	594.3	250.2	—	1,016.0

Long-term debt	749.0	347.6	390.0	(330.6)	1,156.0
Other liabilities	4.1	190.5	50.8	(39.5)	205.9
Equity investment in subsidiaries	—	119.0	—	(119.0)	—
Intercompany liabilities	—	334.2	84.1	(418.3)	—

Total liabilities	924.7	1,585.6	775.1	(907.4)	2,377.9

Shareholders’ equity	673.7	738.6	(20.9)	(717.7)	673.7

Total liabilities and shareholders’ equity	$1,598.3	$2,324.2	$754.2	$(1,625.1)	$3,051.6

The Scotts Miracle-Gro Company
Condensed, Consolidating Balance Sheet
as of September 30, 2010
(in millions)

		Subsidiary	Non-
	Parent	Guarantors	Guarantors	Eliminations	Consolidated

ASSETS
Current assets:
Cash and cash equivalents	$—	$5.0	$83.1	$—	$88.1
Accounts receivable, net	—	265.5	85.4	—	350.9
Inventories, net	—	287.7	65.2	—	352.9
Assets held for sale	—	—	193.1	—	193.1
Prepaid and other assets	—	97.9	35.2	—	133.1

Total current assets	—	656.1	462.0	—	1,118.1

Property, plant and equipment, net	—	334.7	46.6	—	381.3
Goodwill	—	305.1	0.7	—	305.8
Intangible assets, net	—	275.2	55.0	—	330.2
Other assets	13.9	16.1	41.1	(42.5)	28.6
Equity investment in subsidiaries	925.8	—	—	(925.8)	—
Intercompany assets	344.0	—	—	(344.0)	—

Total assets	$1,283.7	$1,587.2	$605.4	$(1,312.3)	$2,164.0

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current portion of debt	$193.2	$1.8	$—	$—	$195.0
Accounts payable	—	92.2	49.5	—	141.7
Liabilities held for sale	—	—	45.3	—	45.3
Other current liabilities	3.6	249.1	102.1	—	354.8

Total current liabilities	196.8	343.1	196.9	—	736.8

Long-term debt	318.8	25.5	102.1	(9.7)	436.7
Other liabilities	3.6	200.9	64.0	(42.5)	226.0
Equity investment in subsidiaries	—	97.8	—	(97.8)	—
Intercompany liabilities	—	92.2	242.1	(334.3)	—

Total liabilities	519.2	759.5	605.1	(484.3)	1,399.5

Shareholders’ equity	764.5	827.7	0.3	(828.0)	764.5

Total liabilities and shareholders’ equity	$1,283.7	$1,587.2	$605.4	$(1,312.3)	$2,164.0

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
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
EXECUTIVE SUMMARY
We are dedicated to delivering strong, consistent financial results and outstanding shareholder returns by providing products of superior quality and value in order to enhance consumers’ outdoor living environments. We are a leading manufacturer and marketer of branded products for consumer lawn and garden care in North America and Europe. We are Monsanto’s exclusive agent for the marketing and distribution of consumer Roundup® non-selective herbicide products within the United States and other contractually specified countries. We have a presence in similar branded consumer products in Australia, the Far East and Latin America. We also operate Scotts LawnService®, the second largest U.S. lawn care service business. Our operations are divided into the following reportable segments: Global Consumer and Scotts LawnService®.
On February 28, 2011, we completed the sale of a significant majority of the assets of our Global Professional business (excluding our non-European professional seed business, “Global Pro”) to Israel Chemicals Ltd. (“ICL”) for $270 million in an all-cash transaction, subject to certain adjustments, resulting in $264.6 million net proceeds received at closing. Effective in our first quarter of fiscal 2011, we classified Global Pro as discontinued operations. Prior to being reported as discontinued operations, Global Pro was included as part of our former Global Professional business segment. Results for our non-European professional seed business have been reclassified to Corporate & Other.
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
In August 2010, the Scotts Miracle-Gro Board of Directors authorized the repurchase of up to $500 million of our common shares over the next four years and the doubling of our quarterly dividend to $0.25 per common share. On May 4, 2011, the Scotts Miracle-Gro Board of Directors authorized the repurchase of up to an additional $200 million of our common shares, resulting in authority to repurchase up to a total of $700 million of our common shares through September 30, 2014.
The decisions to increase the amount of cash we intend to return to our shareholders reflect our continued confidence in the performance of our business, which should allow us to return increased cash to shareholders while also making strategic investments that drive long-term profitable growth. During the second quarter of fiscal 2011, we repurchased approximately 1.3 million of our common shares in open market transactions for $68.7 million. Through the end of the second quarter of fiscal 2011, we have repurchased approximately $118.7 million of our common shares.
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
In late April of 2008, in connection with the U.S. EPA’s investigation, we conducted a consumer-level recall of certain consumer lawn and garden products and a Scotts LawnService® product. Subsequently, the Company and the U.S. EPA agreed upon a Compliance Review Plan for conducting a comprehensive, independent review of our product registration records. Pursuant to the Compliance Review Plan, an independent third-party firm, QAI, reviewed substantially all of our U.S. pesticide product registrations and associated advertisements, some of which were historical in nature and no longer related to sales of our products. The U.S. EPA investigation and the QAI review process resulted in the temporary suspension of sales and shipments of certain products. In addition, as the QAI review process or our internal review identified potential FIFRA registration issues (some of which appear unrelated to the actions of the former associate), we endeavored to stop selling or distributing the affected products until the issues could be resolved. QAI’s review of our U.S. pesticide product registrations and associated advertisements is now substantially complete. The results of the QAI review process did not materially affect our fiscal 2010 or year-to-date fiscal 2011 sales and are not expected to materially affect the Company’s sales during the remainder of fiscal 2011.
In June of 2008, CDPR issued a request for information to the Company relating to products that had been the subject of the April 2008 recall. We cooperated with that inquiry and reached agreement with CDPR that CDPR would place its investigation on hold pending the completion of our internal audit. In furtherance of that agreement, in May of 2010, the Company and CDPR executed a tolling agreement that extends CDPR’s rights through April 2012. In July of 2010, CDPR notified us that it planned to proceed with its investigation independent of the U.S. EPA and U.S. DOJ. On or about March 3, 2011, we received a letter from CDPR offering to settle the matter without the need for an enforcement proceeding for $245,631. As of April 2, 2011, no reserve was established for this matter.

As a result of these registration and recall matters, we have recorded charges for affected inventory and other registration and recall-related costs. The effects of these adjustments were pre-tax charges of $2.5 million and $1.7 million for the three-month periods, and $4.2 million and $4.3 million for the six-month periods ended April 2, 2011 and April 3, 2010, respectively. We expect to incur $8-$10 million in fiscal 2011 on recall and registration matters, excluding possible fines, penalties, judgments and/or litigation costs. We expect that these charges will include costs associated with the rework of certain finished goods inventories, the potential disposal of certain products and ongoing third-party professional services related to the U.S. EPA, U.S. DOJ and state investigations.
The U.S. EPA, U.S. DOJ and CDPR investigations continue and may result in future state, federal or private rights of action including fines and/or penalties with respect to known or potential additional product registration issues. Until the U.S. EPA, U.S. DOJ and related state investigations are complete, we cannot reasonably determine the scope or magnitude of possible liabilities that could result from known or potential product registration issues. No reserves for these potential liabilities have been established as of April 2, 2011. However, it is possible that such liabilities, including fines, penalties, judgments and/or litigation costs, could be material and have an adverse effect on our financial condition, results of operations or cash flows.
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
RESULTS OF OPERATIONS
Beginning in our first quarter of fiscal 2011, we classified Global Pro as discontinued operations and we have reclassified our results of operations for the three- and six-month periods ended April 3, 2010 accordingly. Further, beginning in our first quarter of fiscal 2010, we classified Smith & Hawken as discontinued operations. As a result, and unless specifically stated, all discussions regarding results for the three- and six-month periods ended April 2, 2011 and April 3, 2010, respectively, reflect results from our continuing operations.
The following table sets forth the components of income and expense as a percentage of net sales for the three- and six-month periods ended April 2, 2011 and April 3, 2010:

	THREE MONTHS ENDED		SIX MONTHS ENDED
	APRIL 2,	APRIL 3,	APRIL 2,	APRIL 3,
	2011	2010	2011	2010
	(UNAUDITED)		(UNAUDITED)
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	58.9	60.4	62.2	64.0
Cost of sales — product registration and recall matters	0.1	0.1	0.2	0.1

Gross profit	41.0	39.5	37.6	35.9
Operating expenses:
Selling, general and administrative	19.2	20.6	26.4	26.3
Product registration and recall matters	0.1	0.1	0.2	0.2
Other (income) expense, net	—	0.1	(0.1)	(0.4)

Income from operations	21.7	18.7	11.1	9.8
Interest expense	1.2	1.3	1.7	1.8

Income from continuing operations before income taxes	20.5	17.4	9.4	8.0
Income tax expense from continuing operations	7.4	6.5	3.4	3.1

Income from continuing operations	13.1	10.9	6.0	4.9
Income (loss) from discontinued operations, net of tax	2.6	0.4	2.1	(0.2)

Net income	15.7%	11.3%	8.1%	4.7%

Net sales for the three months ended April 2, 2011 were $1.13 billion, an increase of 7.5% from net sales of $1.05 billion for the three months ended April 3, 2010. Net sales for the first six months of fiscal 2011 grew 4.4% versus the comparable period of fiscal 2010. Organic net sales growth, which excludes the impact of changes in foreign exchange rates, was 6.8% and 4.0% for the three- and six-month periods ended April 2, 2011, respectively, as noted in the following table:

	Three Months Ended	Six Months Ended
	April 2, 2011	April 2, 2011
Net sales growth	7.5%	4.4%
Foreign exchange rates	(0.7)	(0.4)

Organic net sales growth	6.8%	4.0%

In the Global Consumer segment, organic net sales grew by 6.8% and 3.7% for the second quarter and first six months of fiscal 2011, respectively. Organic net sales for the Scotts LawnService® segment grew by 7.2% and 9.7% for the three and six months ended April 2, 2011, respectively. Corporate & Other had an overall sales increase of $1.1 million for the second quarter of fiscal 2011 and remained unchanged for the first six months of fiscal 2011. We anticipate full-year fiscal 2011 net sales will increase by 4% to 6% compared to fiscal 2010.

As a percentage of net sales, gross profit margin was 41.0% for the second quarter of fiscal 2011 compared to 39.5% for the second quarter of fiscal 2010. For the first six months of fiscal 2011, our gross profit margin was 37.6% compared to 35.9% in the comparable period of fiscal 2010. Excluding product registration and recall matters, the gross profit rate increased by 150 basis points and 180 basis points for the second quarter and first six months of fiscal 2011, respectively. The gross profit rate increase for the second quarter and first six months of fiscal 2011 was primarily driven by favorable product mix, supply chain cost productivity initiatives and reduced commodity costs. Excluding the impact of product registration and recall matters, we anticipate the fiscal 2011 full-year gross profit margin will improve by 70 to 100 basis points compared to fiscal 2010, driven primarily by supply chain cost productivity initiatives and favorable product mix.
The following table sets forth the components of selling, general and administrative expenses (in millions:

	THREE MONTHS ENDED		SIX MONTHS ENDED
	APRIL 2,	APRIL 3,	APRIL 2,	APRIL 3,
	2011	2010	2011	2010
	(UNAUDITED)		(UNAUDITED)
Advertising	$54.0	$53.7	$65.1	$65.7
Other selling, general and administrative	159.7	160.5	289.5	272.3
Amortization of intangibles	2.5	2.5	4.8	5.0

	$216.2	$216.7	$359.4	$343.0

Selling, general and administrative (“SG&A”) expenses decreased $0.5 million, or 0.2%, to $216.2 million for the second quarter and increased $16.4 million, or 4.8%, to $359.4 million for the first six months of fiscal 2011 compared to the same periods of fiscal 2010. Foreign exchange rates did not impact the quarter ended April 2, 2011; however, excluding the impact of foreign exchange rates for the first six months of fiscal 2011, SG&A expenses increased 5.3% from the same prior year period. The increase in SG&A for the first six months was primarily attributable to severance costs and targeted investments, including the opening of two new regional offices, as well as incremental marketing and research and development, partially offset by lower variable compensation. For the full-year, we expect SG&A expenses to increase at a level slightly lower than expected full-year sales increases.
We recorded $1.2 million and $2.1 million of SG&A-related product registration and recall costs during the second quarter and first six months of fiscal 2011, respectively, which primarily related to third-party compliance review, legal and consulting fees. For the quarter and six months ended April 3, 2010, we recorded $1.1 million and $2.8 million of SG&A-related product registration and recall costs, respectively.
Other income was $0.3 million and $0.8 million for the second quarter and first six months of fiscal 2011, respectively, compared to other expense of $0.5 million for the second quarter of fiscal 2010 and other income of $5.7 million for the first six months of fiscal 2010. The variance in the first six months of fiscal 2011 as compared to the same period in the prior year was primarily driven by a gain on the sale of property in the first quarter of fiscal 2010.
Interest expense for the second quarter and first six months of fiscal 2011 was $13.8 million and $23.3 million, respectively, compared to $14.1 million and $23.8 million for the second quarter and first six months of fiscal 2010, respectively. The decrease in interest expense for the second quarter and first six months of fiscal 2011 was attributable to a decrease in average borrowings, partially offset by an increase in weighted average interest rates. Excluding the impact of foreign exchange rates, average borrowings decreased by approximately $156.8 million and $176.2 million during the second quarter and first six months of fiscal 2011, respectively, as compared to the same prior year periods. Weighted average interest rates increased by approximately 38 basis points and 68 basis points during the second quarter and first six months of fiscal 2011, respectively, as compared to the same prior year periods. We expect full-year fiscal 2011 interest expense to increase $8-$10 million, as lower average borrowings will be offset by higher interest rates associated with Senior Notes issued in January and December 2010, and the refinancing of our senior secured credit facilities, which we expect to occur by July 1, 2011. These notes were issued as part of a broader strategy to diversify sources of liquidity and debt maturities in anticipation of the expiration of our current senior secured credit facilities in February 2012. Refer to “NOTE 6. DEBT” of the Notes to Condensed, Consolidated Financial Statements for a further description of both the Senior Notes.
The effective tax rate for continuing operations was 35.9% for the first half of fiscal 2011, compared to 38.3% for the same period of fiscal 2010. Fiscal 2010 income tax expense included a $1.9 million charge recorded during the second quarter related to health care legislation enacted in March 2010 that repealed the existing rule which permitted a tax deduction for the portion of retiree prescription drug expense that was offset by the Medicare Part D subsidy we receive. The effective tax rate used for interim reporting purposes was based on management’s best estimate of factors impacting the effective tax rate for the full fiscal year. Factors affecting the estimated effective tax rate include assumptions as to income by jurisdiction (domestic and foreign), the availability and utilization of tax credits and the existence of elements of income and expense that may not be taxable or deductible, as well as other items. The estimated effective tax rate is subject to revision in later interim periods and at fiscal year end as facts and circumstances change. There can be no assurance that the effective tax rate estimated for interim financial reporting purposes will approximate the effective tax rate determined at fiscal year end.

We reported income from continuing operations of $148.6 million, or $2.20 per diluted share, for the second quarter of fiscal 2011 compared to $114.2 million, or $1.69 per diluted share, for the second quarter of fiscal 2010. Income from continuing operations for the first six months of fiscal 2011 was $81.9 million, or $1.21 per diluted share, versus $64.1 million, or $0.95 per diluted share, for the same period of fiscal 2010. The increase in income from continuing operations for the second quarter and first six months of fiscal 2011 was driven primarily by higher net sales and gross profit in our Global Consumer segment, partially offset by an increase in SG&A spending. Diluted average common shares used in the diluted net income per common share calculation were 67.6 million for the second quarter of fiscal 2011 compared to 67.4 million for the same period a year ago. Diluted average common shares used in the diluted net income per common share calculation were 67.7 million for the six months ended April 2, 2011 versus 67.2 million for the six months ended April 3, 2010. Diluted average common shares included 1.8 million and 1.6 million equivalent shares for the second quarter and first six months of fiscal 2011, respectively, to reflect the effect of the assumed conversion of dilutive stock options, restricted stock and restricted stock unit awards. For both the second quarter and first six months of fiscal 2010, diluted average common shares included 1.2 million equivalent shares. The changes in diluted average common shares were primarily driven by an increase in the Company’s average share price, the exercise of stock options and vesting of restricted shares, partially offset by repurchases of our common shares.
We reported income from discontinued operations, net of tax, of $29.0 million and $27.8 million for the second quarter and first six months of fiscal 2011, respectively. Income, net of tax, was $4.3 million with a loss, net of tax, of $3.3 million for the second quarter and first six months of fiscal 2010, respectively. The income in the second quarter and first six months of fiscal 2011 was primarily due to the net gain on the sale of Global Pro to ICL. The loss in the first six months of fiscal 2010 was attributed to Smith & Hawken’s final closure cost activities, partially offset by the sale of the Smith & Hawken intellectual property and Global Pro’s operations. The income in the second quarter of fiscal 2010 was primarily due to Global Pro’s operations, partially offset by residual Smith & Hawken closure expenses.
SEGMENT RESULTS
Our continuing operations are divided into the following segments: Global Consumer and Scotts LawnService®. This division of reportable segments is consistent with how the segments report to and are managed by our senior management. Reclassifications have been made to prior period segment amounts to reflect changes in the allocation of certain shared expenses among the segments, which in management’s judgment better align those expenses with the associated drivers and benefits. Furthermore, our reportable segments have been revised to reflect the sale of Global Pro, which is now reported in discontinued operations. Our non-European professional seed business was not part of the sale and is now included in Corporate & Other.
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
The following table sets forth net sales by segment (in millions):

	THREE MONTHS ENDED		SIX MONTHS ENDED
	APRIL 2,	APRIL 3,	APRIL 2,	APRIL 3,
	2011	2010	2011	2010
	(UNAUDITED)		(UNAUDITED)
Global Consumer	$1,090.4	$1,014.7	$1,279.2	$1,228.7
Scotts LawnService®	32.7	30.6	69.8	63.6

Segment total	1,123.1	1,045.3	1,349.0	1,292.3
Corporate & Other	6.7	5.6	11.2	11.2
Roundup® amortization	(0.2)	(0.2)	(0.4)	(0.4)

Consolidated	$1,129.6	$1,050.7	$1,359.8	$1,303.1

The following table sets forth segment income from continuing operations before income taxes (in millions):

	THREE MONTHS ENDED		SIX MONTHS ENDED
	APRIL 2,	APRIL 3,	APRIL 2,	APRIL 3,
	2011	2010	2011	2010
	(UNAUDITED)		(UNAUDITED)
Global Consumer	$299.8	$250.7	$244.7	$210.3
Scotts LawnService®	(15.2)	(15.1)	(19.7)	(22.6)

Segment total	284.6	235.6	225.0	187.7
Corporate & Other	(33.6)	(34.5)	(64.3)	(50.1)
Roundup® amortization	(0.2)	(0.2)	(0.4)	(0.4)
Other amortization	(2.7)	(2.5)	(5.0)	(5.2)
Interest expense	(13.8)	(14.1)	(23.3)	(23.8)
Product registration and recall matters	(2.5)	(1.7)	(4.2)	(4.3)

Consolidated	$231.8	$182.6	$127.8	$103.9

Global Consumer
Global Consumer segment net sales were $1.09 billion for the second quarter and $1.28 billion for the first six months of fiscal 2011, an increase of 7.5% and 4.1% from the second quarter and first six months of fiscal 2010, respectively. Organic net sales grew by 6.8% and 3.7% for the second quarter and first six months of fiscal 2011, respectively, primarily driven by unit growth.
Organic net sales in the U.S. increased 6.4% and 3.5% for the second quarter and first six months of fiscal 2011, respectively, primarily driven by unit growth. An anticipated delay of shipments until closer to peak consumer seasonal demand resulted in a shift in net sales from the first quarter to the second quarter of fiscal 2011. The increase in net sales for the first six months was primarily driven by higher sales of growing media and grass seed, offset by declines in wild bird food, plant foods and lawn fertilizers. Consumer purchases of our products at our largest U.S. retailers (retail point-of-sale, or “POS”) decreased by 1.4% for the second quarter of fiscal 2011, primarily due to a slow start to the 2011 spring season driven by unfavorable weather in March 2011. An increase in POS of 1.9% for the first six months of fiscal 2011 was primarily driven by an increase in fall 2010 consumer lawn renovation projects that resulted in higher retail sales of grass seed, lawn fertilizer and growing media, partially offset by the slow start to the 2011 spring season. Organic net sales for International Consumer increased by 8.3% and 4.3% for the second quarter and first six months of fiscal 2011, respectively, driven by unit growth, offset by slight declines in pricing. Strong growth in net sales for the second quarter and first six months of fiscal 2011 in the United Kingdom, Canada, Central Europe and Asia Pacific were offset by a decline in net sales in France.
Global Consumer segment operating income increased by $49.1 million and $34.4 million in the second quarter and first six months of fiscal 2011, respectively, as compared to the same periods in fiscal 2010. Excluding the impact of foreign exchange movements, Global Consumer segment operating income increased by $46.7 million and $31.0 million in the second quarter and first six months of fiscal 2011, respectively. The increase in operating income was driven by the increase in net sales accompanied by gross margin rate improvement of 160 basis points and 210 basis points for the second quarter and first six months of fiscal 2011, respectively. The increase in gross margin rates was the result of favorable product mix, supply chain cost productivity initiatives and reduced commodity costs. The improvement in net sales and gross margin rates was partially offset by increases in SG&A spending of $1.5 million and $10.4 million in the second quarter and first six months of fiscal 2011, respectively, primarily related to strategic investments in marketing, research and development and the opening of two regional offices, partially offset by lower variable compensation.
Scotts LawnService®
Compared to the same periods in the prior fiscal year, Scotts LawnService® revenues increased by $2.1 million and $6.2 million in the second quarter and first six months of fiscal 2011, respectively, primarily due to higher customer counts.
Scotts LawnService® segment operating loss increased $0.1 million and decreased $2.9 million in the second quarter and first six months of fiscal 2011, respectively. The year-to-date fiscal 2011 decrease in operating loss was primarily driven by higher revenue and lower SG&A.
Corporate & Other
The net operating loss for Corporate & Other decreased by $0.9 million in the second quarter of fiscal 2011 as compared to the second quarter of fiscal 2010. The net operating loss for Corporate & Other increased by $14.2 million in the first six months of fiscal 2011 compared to the same period in fiscal 2010, primarily related to severance costs and the non-recurrence of a gain on a property sale in fiscal 2010.

Management’s Outlook
We anticipate net sales growth of 4% to 6% in fiscal 2011, primarily driven by unit volume growth and pricing in our Global Consumer business. We anticipate that gross profit margin will increase by 70 to 100 basis points in fiscal 2011, driven primarily by supply chain cost productivity initiatives and favorable product mix. SG&A spending is expected to increase at a rate slightly less than sales as we intend to invest a portion of our fiscal 2011 margin growth in revenue-enhancing activities including media, marketing, research and development and our regional offices. We expect interest expense to increase $8-$10 million, primarily driven by higher interest rates associated with Senior Notes issued in January and December 2010, and the refinancing of our senior secured credit facilities, which we expect to occur by July 1, 2011. For all of fiscal 2011, we anticipate income from continuing operations, excluding product registration and recall matters and impairment charges, to increase 10% to 13%.
In the long-term, we remain focused on continuing to grow cash provided by operating activities and return on invested capital, both of which are important drivers of shareholder value. Our regular quarterly dividend, which we doubled in the fourth quarter of fiscal 2010, will allow us to continue to return funds to shareholders while maintaining our targeted capital structure. In addition, we continue to execute our share repurchase program, acquiring approximately $118.7 million of our common shares through the second quarter of fiscal 2011.
For certain information concerning our risk factors, see “PART II. OTHER INFORMATION: ITEM 1A. RISK FACTORS” of this Quarterly Report on Form 10-Q.
LIQUIDITY AND CAPITAL RESOURCES
Operating Activities
Cash used in operating activities totaled $604.0 million and $611.4 million for the six months ended April 2, 2011 and April 3, 2010, respectively. The use of cash in the first six months of our fiscal year is due to the seasonal nature of our operations. We build inventories in preparation for the spring selling season and accounts receivable increase significantly due to heavy March shipments. The slight decrease in the use of cash for operating activities during the first half of fiscal 2011 compared to the first half of fiscal 2010 is primarily due to an increase in net income, offset by higher working capital.
Investing Activities
Investing activities provided cash of $205.5 million for the six months ended April 2, 2011 and used cash of $14.3 million for the six months ended April 3, 2010. The increase in the first six months of fiscal 2011 compared to the same period in fiscal 2010 was primarily due to the $249.8 million net cash proceeds, including transaction costs, received from the sale of Global Pro to ICL. During the same time period in fiscal 2010, we received cash of $23.6 million for the sale of long-lived assets, primarily relating to the sale of the intellectual property of Smith & Hawken to an unrelated third party. Capital spending increased from $37.9 million in the first half of fiscal 2010 to $44.5 million in the first half of fiscal 2011. Our capital spending in the first half of fiscal 2011 included new plants in Missouri and Mississippi, improvements at our growing media facilities and investments in our information technology. In the first half of fiscal 2010, capital spending involved the completion of new production technology to support the national launch of Scotts EZ Seed®, investments to expand our information technology capabilities and improvements at our growing media facilities.
Financing Activities
Financing activities provided cash of $437.5 million and $597.1 million for the six months ended April 2, 2011 and April 3, 2010, respectively. The cash provided by financing activities reflects borrowing activity primarily to support seasonal investment in working capital. The decrease in cash provided by financing activities for the first six months of fiscal 2011 compared to the same period in fiscal 2010 was primarily due to the proceeds from the divestiture of Global Pro, a portion of which was used to pay down debt, and cash received from stock option exercises, partially offset by the repurchase of common shares and an increase in dividends paid.
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

In December 2010, the senior secured credit facilities were amended to increase the maximum permitted principal amount of unsecured indebtedness that is not subordinated from $200 million to $450 million. Borrowings may be made in various currencies including U.S. dollars, Euros, British pounds, Australian dollars and Canadian dollars. Amortization payments on the term loan portion of the senior secured credit facilities began on September 30, 2007. As of April 2, 2011, cumulative payments on the term loan totaled $560 million, thereby eliminating the balance of the Company’s term loan.
As of April 2, 2011, there was $803.1 million of availability under the senior secured credit facilities, including letters of credit. Under the senior secured credit facilities, we have the ability to issue letter of credit commitments up to $65 million. At April 2, 2011, we had letters of credit in the aggregate face amount of $26.3 million outstanding.
On January 14, 2010, Scotts Miracle-Gro issued $200 million aggregate principal amount of the 7.25% Senior Notes, the net proceeds of which were used to reduce outstanding borrowings under our senior secured credit facility. The 7.25% Senior Notes represent general unsecured senior obligations of Scotts Miracle-Gro, and were sold to the public at 99.254% of the principal amount thereof, to yield 7.375% to maturity. The 7.25% Senior Notes have interest payment dates of January 15 and July 15, which began on July 15, 2010, and may be redeemed prior to maturity at applicable redemption premiums. The 7.25% Senior Notes contain usual and customary incurrence-based covenants, which include, but are not limited to, restrictions on the incurrence of additional indebtedness, the incurrence of liens and the issuance of certain preferred shares, and the making of certain distributions, investments and other restricted payments, as well as other usual and customary covenants, which include, but are not limited to, restrictions on sale and leaseback transactions, restrictions on purchases for or redemptions of Scotts Miracle-Gro stock and prepayments of subordinated debt, limitations on asset sales and restrictions on transactions with affiliates. The 7.25% Senior Notes mature on January 15, 2018.
On December 16, 2010, Scotts Miracle-Gro issued $200 million aggregate principal amount of the 6.625% Senior Notes, the net proceeds of which were used to reduce outstanding borrowings under our senior secured credit facilities and for general corporate purposes. The Company sold the 6.625% Senior Notes in a private placement exempt from the registration requirements under the Securities Act of 1933, as amended. The 6.625% Senior Notes represent general unsecured senior obligations of Scotts Miracle-Gro and rank equal in right of payment with our existing and future unsecured senior debt, including, without limitation, the 7.25% Senior Notes. The 6.625% Senior Notes have interest payment dates of June 15 and December 15 of each year, commencing on June 15, 2011, and may be redeemed prior to maturity at applicable redemption premiums. The 6.625% Senior Notes contain usual and customary incurrence-base covenants, as well as other usual and customary covenants, substantially similar to those contained in the 7.25% Senior Notes. The 6.625% Senior Notes mature on December 15, 2020.
Certain of Scotts Miracle-Gro’s domestic subsidiaries serve as guarantors of both the 7.25% and the 6.625% Senior Notes. Refer to “NOTE 15. FINANCIAL INFORMATION FOR SUBSIDIARY GUARANTORS AND NON-GUARANTORS” for more information regarding the guarantor entities.
At April 2, 2011, we had outstanding interest rate swap agreements with major financial institutions that effectively converted a portion of our variable-rate debt denominated in U.S. dollars to a fixed rate. Interest payments made between the effective date and expiration date are hedged by the swap agreements, except as noted below. The notional amount, effective date, expiration date and rate of these swap agreements are shown in the table below.

NOTIONAL AMOUNT		EFFECTIVE	EXPIRATION	FIXED
(IN MILLIONS)		DATE (a)	DATE	RATE
$200		2/14/2007	2/14/2012	5.20%
50		2/14/2012	2/14/2016	3.78%
150	(b)	11/16/2009	5/16/2016	3.26%
50	(c)	2/16/2010	5/16/2016	3.05%
150	(b)	12/20/2011	6/20/2016	2.61%
150	(c)	2/7/2012	5/7/2016	2.42%
100	(c)	2/21/2012	5/23/2016	2.40%
50	(d)	12/6/2012	9/6/2017	2.96%

(a)	The effective date refers to the date on which interest payments were first hedged by the applicable swap agreement.

(b)	Interest payments made during the six-month period of each year that begins with the month and day of the effective date are hedged by the swap agreement.

(c)	Interest payments made during the three-month period of each year that begins with the month and day of the effective date are hedged by the swap agreement.

(d)	Interest payments made during the nine-month period of each year that begins with the month and day of the effective date are hedged by the swap agreement.

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
On May 13, 2010, we entered into a First Amendment (the “First Amendment”) to the 2009 MARP Agreement with our lender. The First Amendment, which was effective May 1, 2010, extended the stated termination date of the 2009 MARP Agreement through May 12, 2011, or such later date as may be mutually agreed by us and our lender. On May 10, 2011, we entered into a Second Amendment to the 2009 MARP Agreement with our lender which further extended the stated termination date through September 30, 2011, or such later date as may be mutually agreed by us and our lender.
The 2009 MARP Agreement, as amended by the First Amendment, provides an interest rate that approximates the 7-day LIBOR rate plus 125 basis points. The amendments did not otherwise modify any substantive provisions of the 2009 MARP Agreement. There were no borrowings under the amended 2009 MARP Agreement as of April 2, 2011.
Contingent consideration related to our May 2006 acquisition of certain brands and assets of Turf-Seed, Inc., a leading producer of quality commercial turfgrasses, is due to the seller in the second half of fiscal 2012. Payment is largely based on the performance of the Company’s consumer and professional seed business for the twelve-month period ending in May 2012.
As of April 2, 2011, we were in compliance with all debt covenants. Our senior secured credit facilities contain, among other obligations, an affirmative covenant regarding our leverage ratio, calculated as indebtedness relative to our earnings before interest, taxes, depreciation and amortization. Under the terms of the senior secured credit facilities, the maximum leverage ratio was 3.50 as of April 2, 2011, which is scheduled to decrease to 3.25 on September 30, 2011. Our leverage ratio was 1.58 at April 2, 2011. Our senior secured credit facilities also include an affirmative covenant regarding our interest coverage. Under the terms of the senior secured credit facilities, the minimum interest coverage ratio was 3.50 for the twelve months ended April 2, 2011. Our interest coverage ratio was 10.53 for the twelve months ended April 2, 2011. We continue to monitor our compliance with the leverage ratio, interest coverage ratio and other covenants contained in the senior secured credit facilities and, based upon our current operating assumptions, we expect to remain in compliance with the permissible leverage ratio and interest coverage ratio throughout fiscal 2011. However, an unanticipated charge to earnings, an increase in debt or other factors could materially adversely affect our ability to remain in compliance with the financial or other covenants of our senior secured credit facilities, potentially causing us to have to seek a waiver from our lending group which could result in repricing of our senior secured credit facilities. While we believe we have good relationships with our banking group, we can provide no assurance that such a request would be likely to result in a modified or replacement credit facility on reasonable terms, if at all.
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
The Scotts Miracle-Gro Company (the “Registrant”) maintains “disclosure controls and procedures,” as such term is defined under Exchange Act Rule 13a-15(e), that are designed to ensure that information required to be disclosed in the Registrant’s Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Registrant’s management, including its principal executive officer and its principal financial officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, the Registrant’s management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and in reaching a reasonable level of assurance, the Registrant’s management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.
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
In addition, there were no changes in the Registrant‘s internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during the Registrant’s fiscal six months ended April 2, 2011 that have materially affected, or are reasonably likely to materially affect, the Registrant’s internal control over financial reporting.
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
The Company’s risk factors as of April 2, 2011 have not changed materially from those described in “ITEM 1A. RISK FACTORS” in Scotts Miracle-Gro’s Annual Report on Form 10-K for the fiscal year ended September 30, 2010.
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
The following table shows the purchases of common shares of Scotts Miracle-Gro (“Common Shares”) made by or on behalf of Scotts Miracle-Gro or any “affiliated purchaser” (as defined in Rule 10b-18(a)(3) under the Securities Exchange Act of 1934, as amended) of Scotts Miracle-Gro for each fiscal month in the three months ended April 2, 2011:

			Total Number of
			Common Shares	Approximate Dollar
			Purchased as	Value of Common Shares
	Total Number of		Part of Publicly	That May Yet be
	Common Shares	Average Price Paid	Announced Plans or	Purchased Under the
Period	Purchased(1)	Per Common Share(2)	Programs(3)	Plans or Programs(3)
January 2 through January 29, 2011	477,600	$51.50	477,600	$625,418,938
January 30 through February 26, 2011	466,100	$52.74	466,100	$600,834,777
February 27 through April 2, 2011	350,544	$55.94	349,500	$581,283,948

Total	1,294,244	$53.15	1,293,200

(1)
All of the Common Shares purchased during the quarter were purchased in open market transactions. The total number of Common Shares purchased during the quarter includes 1,044 Common Shares purchased by the trustee of the rabbi trust established by the Company as permitted pursuant to the terms of The Scotts Company LLC Executive Retirement Plan (the “ERP”). The ERP is an unfunded, non-qualified deferred compensation plan which, among other things, provides eligible employees the opportunity to defer compensation above specified statutory limits applicable to The Scotts Company LLC Retirement Savings Plan and with respect to any Executive Management Incentive Pay (as defined in the ERP), Performance Award (as defined in the ERP) or other bonus awarded to such eligible employees. Pursuant to the terms of the ERP, each eligible employee has the right to elect an investment fund, including a fund consisting of Common Shares (the “Scotts Miracle-Gro Common Stock Fund”), against which amounts allocated to such employee’s account under the ERP, including employer contributions, will be benchmarked (all ERP accounts are bookkeeping accounts only and do not represent a claim against specific assets of the Company). Amounts allocated to employee accounts under the ERP represent deferred compensation obligations of the Company. The Company established the rabbi trust in order to assist the Company in discharging such deferred compensation obligations. When an eligible employee elects to benchmark some or all of the amounts allocated to such employee’s account against the Scotts Miracle-Gro Common Stock Fund, the trustee of the rabbi trust purchases the number of Common Shares equivalent to the amount so benchmarked. All Common Shares purchased by the trustee are purchased on the open market and are held in the rabbi trust until such time as they are distributed pursuant to the terms of the ERP. All assets of the rabbi trust, including any Common Shares purchased by the trustee, remain, at all times, assets of the Company, subject to the claims of its creditors. The terms of the ERP do not provide for a specified limit on the number of Common Shares that may be purchased by the trustee of the rabbi trust.

(2)	The average price paid per Common Share is calculated on a settlement basis and excludes commissions.

(3)
In August 2010, the Scotts Miracle-Gro Board of Directors authorized the repurchase of up to $500 million of the Common Shares over a four-year period (through September 30, 2014). On May 4, 2011, the Scotts Miracle-Gro Board of Directors authorized the repurchase of up to an additional $200 million of the Common Shares, resulting in authority to repurchase up to a total of $700 million of the Common Shares through September 30, 2014. The dollar amounts in the “Approximate Dollar Value” column reflect the total $700 million authorized repurchase program.

ITEM 5.	OTHER INFORMATION
On May 10, 2011, Scotts Miracle-Gro, The Scotts Company LLC (“Scotts LLC”), a wholly-owned subsidiary of Scotts Miracle-Gro, and Credit Agricole Corporate and Investment Bank New York Branch (f/k/a Calyon New York Branch) (the “Bank”) entered into a Second Amendment (the “Second Amendment”) to the Master Accounts Receivable Purchase Agreement, dated as of May 1, 2009, by and among the same parties (the “2009 MARP Agreement”). The Second Amendment extended the stated termination date of the 2009 MARP Agreement through September 30, 2011, or such later date as may be mutually agreed by the Bank and Scotts LLC.
The foregoing description of the Second Amendment is qualified in its entirety by reference to the full text of (i) the 2009 MARP Agreement, a copy of which is included as Exhibit 10.1 to Scotts Miracle-Gro’s Current Report on Form 8-K filed May 6, 2009 and is incorporated herein by reference; (ii) the First Amendment to the 2009 MARP Agreement, dated as of May 13, 2010, among Scotts Miracle-Gro, Scotts LLC and the Bank, a copy of which is included as Exhibit 10.6 to Scotts Miracle-Gro’s Quarterly Report on Form 10-Q for the quarterly period ended April 3, 2010 and is incorporated herein by reference; and (iii) the Second Amendment, a copy of which is included as Exhibit 10.7 to this Quarterly Report on Form 10-Q and is incorporated herein by reference.

ITEM 6.	EXHIBITS
See Index to Exhibits at page 45 for a list of the exhibits included herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

THE SCOTTS MIRACLE-GRO COMPANY
Date: May 12, 2011	/s/ DAVID C. EVANS
David C. Evans
Chief Financial Officer and Executive Vice President, Strategy and Business Development (Principal Financial and Principal Accounting Officer) (Duly Authorized Officer)

THE SCOTTS MIRACLE-GRO COMPANY
QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED APRIL 2, 2011
INDEX TO EXHIBITS

EXHIBIT NO.	DESCRIPTION	LOCATION

10.1	The Scotts Company LLC Executive Retirement Plan, As Amended and Restated as of January 1, 2011 (executed December 22, 2010)	Incorporated herein by reference to the Quarterly Report on Form 10-Q of The Scotts Miracle-Gro Company (the “Registrant”) for the quarterly period ended January 1, 2011 (File No. 1-11593) [Exhibit 10.3]

10.2
Specimen form of Deferred Stock Unit Award Agreement for Nonemployee Directors (with Related Dividend Equivalents) used to evidence grants of Deferred Stock Units which may be made under The Scotts Miracle-Gro Company Amended and Restated 2006 Long-Term Incentive Plan (Deferral of Cash Retainer — post-January 20, 2011 version)
Incorporated herein by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended January 1, 2011 (File No. 1-11593) [Exhibit 10.4]

10.3
Specimen form of Performance Unit Award Agreement for Employees (with Related Dividend Equivalents) used to evidence grants of Performance Units which may be made under The Scotts Miracle-Gro Company Amended and Restated 2006 Long-Term Incentive Plan (post-January 20, 2011 version)
Incorporated herein by reference to the Registrant’s Current Report on Form 8-K filed January 26, 2011 (File No. 1-11593) [Exhibit 10.1]

10.4
Share and Business Sale Agreement, dated as of February 23, 2011, by and among The Scotts Company LLC, as Seller, each of the Share Sellers and Business Sellers (as defined therein), Israel Chemicals Ltd., as Purchaser, each of the Share Purchasers and Business Purchasers (as defined therein) and The Scotts Miracle-Gro Company, as Seller Guarantor
Incorporated herein by reference to the Registrant’s Current Report on Form 8-K filed March 1, 2011 (File No. 1-11593) [Exhibit 10.1]

10.5
Master Accounts Receivable Purchase Agreement, dated as of May 1, 2009, by and among The Scotts Company LLC as the Company, The Scotts Miracle-Gro Company as the Parent and Calyon New York Branch as the Bank
Incorporated herein by reference to the Registrant’s Current Report on Form 8-K filed May 6, 2009 (File No. 1-11593) [Exhibit 10.1]

10.6
First Amendment, dated as of May 13, 2010, to the Master Accounts Receivable Purchase Agreement, dated as of May 1, 2009, among The Scotts Company LLC as the Company, The Scotts Miracle-Gro Company as the Parent and Credit Agricole Corporate and Investment Bank New York Branch (formerly known as Calyon New York Branch) as the Bank
Incorporated herein by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended April 3, 2010 (File No. 1-11593) [Exhibit 10.6]

10.7
Second Amendment, dated as of May 10, 2011, to the Master Accounts Receivable Purchase Agreement, dated as of May 1, 2009, among The Scotts Company LLC as the Company, The Scotts Miracle-Gro Company as the Parent and Credit Agricole Corporate and Investment Bank New York Branch (formerly known as Calyon New York Branch) as the Bank
*

EXHIBIT NO.	DESCRIPTION	LOCATION

10.8	The Scotts Company LLC Executive Severance Plan, adopted on May 4, 2011	Incorporated herein by reference to the Registrant’s Current Report on Form 8-K filed May 10, 2011 (File No. 1-11593) [Exhibit 10.1]

10.9	Form of Tier 1 Participation Agreement under The Scotts Company LLC Executive Severance Plan	Incorporated herein by reference to the Registrant’s Current Report on Form 8-K filed May 10, 2011 (File No. 1-11593) [Exhibit 10.2]

10.10
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

10.11
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