Form 10-Q
period 2011-07-02
SCOTTS MIRACLE-GRO CO
filed 2011-08-10
CIK 825542

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JULY 2, 2011

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes   ☒     No   ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Yes   ☒     No   ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

     Yes   ☐     No   ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding at August 4, 2011
Common Shares, $0.01 stated value, no par value	62,855,438 common shares

THE SCOTTS MIRACLE-GRO COMPANY

PART I—FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

THE SCOTTS MIRACLE-GRO COMPANY

CONDENSED, CONSOLIDATED STATEMENTS OF OPERATIONS

(IN MILLIONS, EXCEPT PER SHARE DATA)

(UNAUDITED)

	September 30,	September 30,	September 30,	September 30,
	THREE MONTHS ENDED		NINE MONTHS ENDED
	JULY 2, 2011	JULY 3, 2010	JULY 2, 2011	JULY 3, 2010
Net sales	$1,058.7	$1,172.6	$2,418.5	$2,475.7
Cost of sales	657.5	690.8	1,503.4	1,524.6
Cost of sales—product registration and recall matters	1.1	—	3.2	1.5

Gross profit	400.1	481.8	911.9	949.6

Operating expenses:
Selling, general and administrative	192.4	201.3	551.8	544.3
Product registration and recall matters	5.7	1.5	7.8	4.3
Impairment, restructuring and other charges	13.8	—	13.8	—
Other income, net	(4.2)	(1.1)	(5.0)	(6.8)

Income from operations	192.4	280.1	343.5	407.8

Costs related to refinancing	1.2	—	1.2	—
Interest expense	14.0	11.2	37.3	35.0

Income from continuing operations before income taxes	177.2	268.9	305.0	372.8

Income tax expense from continuing operations	65.5	99.4	111.4	139.2

Income from continuing operations	111.7	169.5	193.6	233.6

Income (loss) from discontinued operations, net of tax	(0.1)	6.4	27.7	3.1

Net income	$111.6	$175.9	$221.3	$236.7

BASIC INCOME PER COMMON SHARE:
Income from continuing operations	$1.73	$2.55	$2.95	$3.53
Income from discontinued operations	—	0.10	0.42	0.05

Basic net income per common share	$1.73	$2.65	$3.37	$3.58

Weighted-average common shares outstanding during the period	64.5	66.5	65.6	66.2

DILUTED INCOME PER COMMON SHARE:
Income from continuing operations	$1.69	$2.50	$2.89	$3.46
Income from discontinued operations	—	0.09	0.41	0.05

Diluted net income per common share	$1.69	$2.59	$3.30	$3.51

Weighted-average common shares outstanding during the period plus dilutive potential common shares	66.2	67.9	67.1	67.4

Dividends declared per common share	$0.250	$0.125	$0.750	$0.375

See notes to condensed, consolidated financial statements

THE SCOTTS MIRACLE-GRO COMPANY

CONDENSED, CONSOLIDATED STATEMENTS OF CASH FLOWS

(IN MILLIONS)

(UNAUDITED)

	September 30,	September 30,
	NINE MONTHS ENDED
	JULY 2, 2011	JULY 3, 2010
OPERATING ACTIVITIES
Net income	$221.3	$236.7
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Impairment, restructuring and other charges, excluding share-based compensation expense	12.4	—
Costs related to refinancing	1.2	—
Share-based compensation expense	14.3	12.5
Depreciation	37.3	36.3
Amortization	8.7	8.3
Gain on sale of long-lived assets	(0.1)	(21.5)
Gain on sale of business	(93.0)	—
Changes in assets and liabilities, net of acquired businesses:
Accounts receivable	(352.9)	(311.3)
Inventories	(87.8)	(13.9)
Prepaid and other assets	(8.0)	(8.4)
Accounts payable	113.9	44.9
Other current liabilities	121.8	163.5
Restructuring reserves	(0.3)	—
Other non-current items	(2.7)	18.4
Other, net	0.4	(9.3)

Net cash (used in) provided by operating activities	(13.5)	156.2

INVESTING ACTIVITIES
Proceeds from sale of long-lived assets	0.2	23.6
Proceeds from sale of business, net of transaction costs	253.9	—
Investments in property, plant and equipment	(53.3)	(46.9)
Payment of contingent consideration and related	(20.0)	—
Investment in acquired business, net of cash acquired	(0.8)	—

Net cash provided by (used in) investing activities	180.0	(23.3)

FINANCING ACTIVITIES
Borrowings under revolving and bank lines of credit and term loans	1,419.2	927.8
Repayments under revolving and bank lines of credit and term loans	(1,459.2)	(1,234.8)
Proceeds from issuance of Senior Notes, net of discount	200.0	198.5
Financing and issuance fees	(18.5)	(5.5)
Dividends paid	(49.4)	(25.9)
Purchase of treasury shares	(218.7)	—
Payments on seller notes	—	(0.2)
Excess tax benefits from share-based payment arrangements	5.4	3.9
Cash received from the exercise of stock options	29.4	14.8

Net cash used in financing activities	(91.8)	(121.4)

Effect of exchange rate changes on cash	1.5	(4.4)

Net increase in cash and cash equivalents	76.2	7.1
Cash and cash equivalents at beginning of period	88.1	70.6

Cash and cash equivalents at end of period	$164.3	$77.7

Supplemental cash flow information
Interest paid, net of interest capitalized	$(33.6)	$(29.2)
Income taxes paid	(63.1)	(39.0)

See notes to condensed, consolidated financial statements

THE SCOTTS MIRACLE-GRO COMPANY

CONDENSED, CONSOLIDATED BALANCE SHEETS

(IN MILLIONS, EXCEPT PER SHARE DATA)

	September 30,	September 30,	September 30,
	JULY 2, 2011	JULY 3, 2010	SEPTEMBER 30, 2010
	UNAUDITED		(SEE NOTE 1)
ASSETS
Current assets:
Cash and cash equivalents	$164.3	$77.7	$88.1
Accounts receivable, less allowances of $13.6, $7.3 and $7.7, respectively	693.9	603.2	350.9
Accounts receivable pledged	—	23.3	—
Inventories, net	442.2	405.9	352.9
Assets held for sale	—	206.0	193.1
Prepaid and other assets	137.3	161.2	133.1

Total current assets	1,437.7	1,477.3	1,118.1

Property, plant and equipment, net of accumulated depreciation of $496.8, $448.2 and $461.1, respectively	394.3	359.4	381.3
Goodwill	306.5	305.8	305.8
Intangible assets, net	343.2	347.1	330.2
Other assets	45.5	33.6	28.6

Total assets	$2,527.2	$2,523.2	$2,164.0

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current portion of debt	$2.1	$200.0	$195.0
Accounts payable	258.8	213.3	141.7
Liabilities held for sale	—	44.4	45.3
Other current liabilities	490.2	536.4	354.8

Total current liabilities	751.1	994.1	736.8

Long-term debt	782.1	490.2	436.7
Other liabilities	225.7	204.1	226.0

Total liabilities	1,758.9	1,688.4	1,399.5

Commitments and contingencies (notes 3 and 12)

Shareholders’ equity:
Common shares and capital in excess of $.01 stated value per share, 63.7, 66.9 and 66.8 shares issued and outstanding, respectively	426.7	439.3	434.0
Retained earnings	671.3	548.8	499.6
Treasury shares, at cost: 4.6, 1.6, and 1.8 shares, respectively	(252.6)	(86.5)	(92.0)
Accumulated other comprehensive loss	(77.1)	(66.8)	(77.1)

Total shareholders’ equity	768.3	834.8	764.5

Total liabilities and shareholders’ equity	$2,527.2	$2,523.2	$2,164.0

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

Revenue Recognition—Multiple-Element Arrangements

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

Fair Value Measurement

In May 2011, the FASB issued amended accounting guidance to improve comparability of fair value measures between GAAP and the International Financial Reporting Standards. The amended guidance clarifies how to apply the existing fair value measurement and disclosure requirements. The provisions will be effective for the Company’s financial statements beginning with the Company’s second quarter of fiscal 2012. The Company is in the process of evaluating the impact that the amended guidance may have on its financial statements and related disclosures.

Comprehensive Income

In June 2011, the FASB issued amended accounting guidance on the presentation of comprehensive income. The amended guidance requires that all non-owner changes in stockholders’ equity be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements. The provisions will be effective for the Company’s financial statements for the fiscal year beginning October 1, 2012. The Company is in the process of evaluating the impact that the amended guidance may have on its financial statements and related disclosures.

NOTE 2. DISCONTINUED OPERATIONS

Global Pro

On February 28, 2011, the Company completed the sale of Global Pro to ICL for $270 million, pursuant to the terms of the definitive share and business sale agreement (the “SBSA”) between Scotts Miracle-Gro, The Scotts Company LLC (“Scotts”), a wholly-owned subsidiary of Scotts Miracle-Gro, and ICL. After agreed upon adjustments (including post-closing adjustments), the Company received $270.9 million net proceeds. Results from discontinued operations for the first nine months of fiscal 2011 include an after-tax gain on the sale of Global Pro of $21.2 million, which includes transaction costs.

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

The Global Pro results from discontinued operations include an allocation of interest expense relating to the amount of our senior secured credit facilities that was required to be repaid from the sale proceeds. The amount of interest expense allocated to and included in discontinued operations was $0.7 million for the three-month period ended July 3, 2010, and $1.7 million and $2.7 million for the nine-month periods ended July 2, 2011 and July 3, 2010, respectively.

Smith & Hawken Ltd.

In July 2009, Scotts Miracle-Gro announced that its wholly-owned subsidiary, Smith & Hawken, Ltd., had adopted a plan to close the Smith & Hawken+ business. During the Company’s first quarter of fiscal 2010, all Smith & Hawken stores were closed and substantially all operational activities of Smith & Hawken were discontinued. As a result, effective in its first quarter of fiscal 2010, the Company classified Smith & Hawken as discontinued operations.

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

In the first nine months of fiscal 2010, the Company incurred charges related to the liquidation of the Smith & Hawken business primarily associated with the termination of retail site lease obligations, third-party agency fees and severance and benefit commitments. These charges were partially offset by a gain of approximately $18 million from the sale of the Smith & Hawken intellectual property on December 30, 2009.

The following table summarizes the results of Global Pro and Smith & Hawken as discontinued operations (in millions):

	September 30,	September 30,	September 30,	September 30,
	THREE MONTHS ENDED		NINE MONTHS ENDED
	JULY 2, 2011	JULY 3, 2010	JULY 2, 2011	JULY 3, 2010
Net sales	$—	$66.3	$88.7	$203.3
Operating costs	—	56.2	78.1	190.9
Impairment, restructuring and other charges	—	0.4	—	19.3
Gain on sale of Global Pro business	(2.4)	—	(93.0)	—
Global Pro sale related transaction costs	2.2	—	17.0	—
Other income, net	(0.3)	(0.6)	(0.2)	(19.1)
Interest expense	—	0.7	1.7	2.7

Income from discontinued operations before income taxes	0.5	9.6	85.1	9.5
Income tax expense from discontinued operations	0.6	3.2	57.4	6.4

Income (loss) from discontinued operations	$(0.1)	$6.4	$27.7	$3.1

The major classes of assets and liabilities of Global Pro were as follows (in millions):

	September 30,	September 30,
	JULY 3, 2010	SEPTEMBER 30, 2010
Cash and cash equivalents	$1.0	$1.0
Accounts receivable, net	70.6	57.5
Inventories, net	55.7	50.7
Prepaid and other assets	2.4	3.4
Property, plant and equipment, net	13.2	13.5
Goodwill	63.1	67.0

Assets held for sale	$206.0	$193.1

Accounts payable	$16.2	$11.4
Other current liabilities	17.6	18.7
Other liabilities	10.6	15.2

Liabilities held for sale	$44.4	$45.3

The major classes of assets and liabilities of Smith & Hawken were as follows (in millions):

	September 30,	September 30,
	JULY 3, 2010	SEPTEMBER 30, 2010
Assets of discontinued operations in other current assets	$5.2	$1.3

Accounts payable	$0.2	$—
Other current liabilities	4.3	0.9

Liabilities of discontinued operations	$4.5	$0.9

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

In late April 2008, in connection with the U.S. EPA’s investigation, the Company conducted a consumer-level recall of certain consumer lawn and garden products and a Scotts LawnService® product. Subsequently, the Company and the U.S. EPA agreed upon a Compliance Review Plan for conducting a comprehensive, independent review of the Company’s product registration records. Pursuant to the Compliance Review Plan, an independent third-party firm, Quality Associates Incorporated (“QAI”), reviewed substantially all of the Company’s U.S. pesticide product registrations and associated advertisements, some of which were historical in nature and no longer related to sales of the Company’s products. The U.S. EPA investigation and the QAI review process resulted in the temporary suspension of sales and shipments of certain products. In addition, as the QAI review process or the Company’s internal review identified potential FIFRA registration issues (some of which appear unrelated to the actions of the former associate), the Company endeavored to stop selling or distributing the affected products until the issues could be resolved. QAI’s review of the Company’s U.S. pesticide product registrations and associated advertisements is now substantially complete. The results of the QAI review process did not materially affect the Company’s fiscal 2010 or year-to-date fiscal 2011 sales and are not expected to materially affect the Company’s sales during the remainder of fiscal 2011.

Settlement discussions relating to potential fines and/or penalties are a frequent outgrowth of governmental investigations. In that regard, on or about June 30, 2011, the Company received a Notice of Intent to File Administrative Complaint (“Notice”) from the U.S. EPA Region 5 with respect to the alleged FIFRA violations. The Notice, which does not set forth a proposed penalty amount, offers the Company an opportunity to present any information that it believes the U.S. EPA should consider prior to filing the complaint and indicates that the U.S. EPA is prepared to meet with the Company to discuss the alleged violations. The Company made a timely response to the Notice and communications between the Company and the U.S. EPA are underway. In addition, the Company recently began settlement discussions with the U.S. DOJ regarding its criminal investigation.

Based on the facts and circumstances known to the Company at this time (including settlement discussions that have taken place to date), the Company has established what it believes to be an appropriate reserve. The U.S. EPA and U.S. DOJ investigations continue, however, and may result in future state, federal or private rights of action including fines and/or penalties with respect to known or potential additional product registration issues. Until these investigations are completed, the Company cannot reasonably estimate the total scope or magnitude of all possible liabilities. It is possible that any such fines and/or penalties, as well as any judgments, litigation costs or other liabilities relating to such known or potential product registration issues, could exceed the amount of the reserve, possibly materially, and could have an adverse effect on the Company’s financial condition, results of operations or cash flows.

In June 2008, the California Department of Pesticide Regulation (“CDPR”) issued a request for information to the Company relating to products that had been the subject of the April 2008 recall. The Company cooperated with that inquiry and reached agreement with CDPR that CDPR would place its investigation on hold pending the completion of the Company’s internal audit. In furtherance of that agreement, in May 2010, the Company and CDPR executed a tolling agreement that extended CDPR’s rights through April 2012. In July 2010, CDPR notified the Company that CDPR planned to proceed with its investigation independent of the U.S. EPA and U.S. DOJ, and in March 2011, the Company received a letter from CDPR offering to settle the matter without the need for an enforcement proceeding for $245,631. On July 25, 2011, the Company paid the requested civil penalty and entered into a Settlement Agreement pursuant to which CDPR agreed not to take further civil or criminal action with regard to the affected products.

As a result of these registration and recall matters, the Company has recorded charges for affected inventory and other registration and recall-related costs. The effects of these adjustments, including the reserve noted above, were pre-tax charges of $6.8 million and $1.5 million for the three-month periods, and $11.0 million and $5.8 million for the nine-month periods ended July 2, 2011 and July 3, 2010, respectively. The Company expects that future charges will include costs associated with the rework of certain finished goods inventories, the potential disposal of certain products and ongoing third-party professional services related to the U.S. EPA, U.S. DOJ and state investigations. It may also be appropriate to establish additional reserves as settlement discussions continue.

The following tables summarize the impact of the product registration and recall matters on the Company’s results of operations during the three and nine months ended July 2, 2011 and July 3, 2010, and on accrued liabilities and inventory reserves as of July 2, 2011 (in millions):

	September 30,	September 30,	September 30,	September 30,
	THREE MONTHS ENDED		NINE MONTHS ENDED
	JULY 2, 2011	JULY 3, 2010	JULY 2, 2011	JULY 3, 2010
Cost of sales—other charges	$1.1	$—	$3.2	$1.5

Gross profit	(1.1)	—	(3.2)	(1.5)
Selling, general and administrative	5.7	1.5	7.8	4.3

Loss from operations	(6.8)	(1.5)	(11.0)	(5.8)
Income tax benefit	0.8	0.5	2.2	2.0

Net loss	$(6.0)	$(1.0)	$(8.8)	$(3.8)

	September 30,	September 30,	September 30,	September 30,
	RESERVES AT SEPTEMBER 30, 2010	ADDITIONAL COSTS AND CHANGES IN ESTIMATE	RESERVES USED	RESERVES AT JULY 2, 2011
Inventory reserves	$3.0	$1.6	$(0.6)	$4.0
Other incremental costs of sales	0.5	1.6	(1.0)	1.1
Other general and administrative costs	0.5	7.8	(3.4)	4.9

Accrued liabilities and inventory reserves	$4.0	$11.0	$(5.0)	$10.4

NOTE 4. IMPAIRMENT, RESTRUCTURING AND OTHER CHARGES

During the three month period ended July 2, 2011, the Company recorded $13.8 million of impairment, restructuring and other charges relating to payments to the former owners of Turf-Seed, Inc. and severence related costs. On May 26, 2011, the Company and the former owners of Turf-Seed, Inc. agreed to an early settlement of the contingent consideration associated with Company’s fiscal 2006 acquisition of Turf-Seed, Inc. Concurrently, several other contracts and agreements between the Company and the former owners of Turf-Seed, Inc. were terminated or amended. The Company agreed to pay a total of $21.3 million to resolve these matters, resulting in a net charge of $10.3 million after consideration of previously recorded liabilities and other aspects of the agreements.

On August 8, 2011, the Company announced a restructuring plan designed to streamline management decision making, continue the regionalization of the Company’s operating structure and provide additional resources to invest in innovation and growth initiatives. During the three-month period ended July 2, 2011, the Company incurred $3.5 million in restructuring costs. The Company anticipates incurring total restructuring charges of $15-$20 million in fiscal 2011, primarily related to severence activities, to complete this restructuring initiative.

NOTE 5. DETAIL OF INVENTORIES, NET

Inventories, net of reserves for slow moving and obsolete inventories of $24.0 million, $28.2 million and $27.0 million as of July 2, 2011, July 3, 2010 and September 30, 2010, respectively, consisted of:

	September 30,	September 30,	September 30,
	JULY 2, 2011	JULY 3, 2010	SEPTEMBER 30, 2010
Finished goods	$258.7	$231.6	$144.8
Work-in-process	27.7	21.8	27.2
Raw materials	155.8	152.5	180.9

	$442.2	$405.9	$352.9

NOTE 6. MARKETING AGREEMENT

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

Under the terms of the Marketing Agreement, the Company performs certain functions, primarily manufacturing conversion, distribution and logistics, and selling and marketing support, on behalf of Monsanto in the conduct of the consumer Roundup® business. The actual costs incurred for these activities are charged to and reimbursed by Monsanto. The Company records costs incurred under the Marketing Agreement for which the Company is the primary obligor on a gross basis, recognizing such costs in “Cost of sales” and the reimbursement of these costs in “Net sales,” with no effect on gross profit or net income. The related net sales and cost of sales were $17.7 million and $18.9 million for the three-month periods, and $51.8 million and $54.0 million for the nine-month periods ended July 2, 2011 and July 3, 2010, respectively.

The elements of the net commission earned under the Marketing Agreement and included in “Net sales” are as follows (in millions):

	September 30,	September 30,	September 30,	September 30,
	THREE MONTHS ENDED		NINE MONTHS ENDED
	JULY 2, 2011	JULY 3, 2010	JULY 2, 2011	JULY 3, 2010
Gross commission	$32.9	$46.7	$65.9	$76.6
Contribution expenses	(5.0)	(5.0)	(15.0)	(15.0)
Amortization of marketing fee	(0.2)	(0.2)	(0.6)	(0.6)

Net commission income	27.7	41.5	50.3	61.0
Reimbursements associated with Marketing Agreement	17.7	18.9	51.8	54.0

Total net sales associated with Marketing Agreement	$45.4	$60.4	$102.1	$115.0

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

NOTE 7. DEBT

The components of long-term debt are as follows (in millions):

	September 30,	September 30,	September 30,
	JULY 2, 2011	JULY 3, 2010	SEPTEMBER 30, 2010
Credit Facilities:
Revolving loans	$377.0	$108.8	$111.7
Term loans	—	344.4	302.4
Senior Notes – 7.25%	200.0	200.0	200.0
Senior Notes – 6.625%	200.0	—	—
Master Accounts Receivable Purchase Agreement	—	15.0	—
Contingent consideration (see note 4)	—	11.3	10.9
Other	7.2	10.7	6.7

	784.2	690.2	631.7
Less current portions	2.1	200.0	195.0

	$782.1	$490.2	$436.7

On June 30, 2011, Scotts Miracle-Gro and certain of its subsidiaries entered into a second amended and restated senior secured credit facility, providing for revolving loans in the aggregate principal amount of up to $1.7 billion over a five-year term. Borrowings may be made in various currencies including U.S. dollars, Euros, British pounds, Australian dollars and Canadian dollars. Under this amended and restated facility, the Company may request up to an additional $450 million in revolving and/or term commitments, subject to certain specified conditions, including approval from the Company’s lenders. The amended and restated facility replaces the Company’s previous senior secured credit facilities, which were comprised of: (a) a senior secured revolving loan facility in the aggregate principal of up to $1.59 billion and (b) a senior secured term loan facility totaling $560 million. The previous senior secured credit facilities were scheduled to expire in February 2012.

As of July 2, 2011, there was $1.3 billion of availability under the Company’s credit facility, including letters of credit. Under the facility, the Company has the ability to issue letter of credit commitments up to $75 million. At July 2, 2011, the Company had letters of credit in the aggregate face amount of $26.3 million outstanding.

On January 14, 2010, Scotts Miracle-Gro issued $200 million aggregate principal amount of 7.25% Senior Notes due 2018 (the “7.25% Senior Notes”). The net proceeds of the offering were used to reduce outstanding borrowings under the Company’s then existing senior secured credit facilities. The 7.25% Senior Notes represent general unsecured senior obligations of Scotts Miracle-Gro, and were sold to the public at 99.254% of the principal amount thereof, to yield 7.375% to maturity. The 7.25% Senior Notes have interest payment dates of January 15 and July 15 of each year, which began on July 15, 2010, and may be redeemed prior to maturity at applicable redemption premiums. The 7.25% Senior Notes contain usual and customary incurrence-based covenants, which include, but are not limited to, restrictions on the incurrence of additional indebtedness, the incurrence of liens and the issuance of certain preferred shares, and the making of certain distributions, investments and other restricted payments, as well as other usual and customary covenants, which include, but are not limited to, restrictions on sale and leaseback transactions, restrictions on purchases or redemptions of Scotts Miracle-Gro stock and prepayments of subordinated debt, limitations on asset sales and restrictions on transactions with affiliates. The 7.25% Senior Notes mature on January 15, 2018.

On December 16, 2010, Scotts Miracle-Gro issued $200 million aggregate principal amount of 6.625% Senior Notes due 2020 (the “6.625% Senior Notes”) in a private placement exempt from the registration requirements under the Securities Act of 1933, as amended. The net proceeds of the offering were used to repay outstanding borrowings under the Company’s then existing senior secured credit facilities and for general corporate purposes. The 6.625% Senior Notes represent general unsecured senior obligations of Scotts Miracle-Gro and rank equal in right of payment with the Company’s existing and future unsecured senior debt, including, without limitation, the 7.25% Senior Notes. The 6.625% Senior Notes have interest payment dates of June 15 and December 15 of each year, commencing June 15, 2011, and may be redeemed prior to maturity at applicable redemption premiums. The 6.625% Senior Notes contain usual and customary incurrence-based covenants, as well as other usual and customary covenants, substantially similar to those contained in the 7.25% Senior Notes. The 6.625% Senior Notes mature on December 15, 2020.

Certain of Scotts Miracle-Gro’s domestic subsidiaries serve as guarantors of both the 7.25% and the 6.625% Senior Notes. Refer to “NOTE 16. FINANCIAL INFORMATION FOR SUBSIDIARY GUARANTORS AND NON-GUARANTORS” for more information regarding the guarantor entities.

The Company was in compliance with the terms of all borrowing agreements at July 2, 2011.

At July 2, 2011, the Company had outstanding interest rate swap agreements with major financial institutions that effectively convert a portion of variable-rate debt denominated in U.S. dollars to a fixed rate. The swap agreements had a total U.S. dollar notional amount of $900 million at July 2, 2011. Interest payments made between the effective date and expiration date are hedged by the swap agreements, except as noted below. The notional amount, effective date, expiration date and rate of these swap agreements are shown in the table below.

	September 30,	September 30,	September 30,
NOTIONAL AMOUNT (IN MILLIONS)	EFFECTIVE DATE (a)	EXPIRATION DATE	FIXED RATE
$ 200	2/14/2007	2/14/2012	5.20%
50	2/14/2012	2/14/2016	3.78%
150(b)	11/16/2009	5/16/2016	3.26%
50(c)	2/16/2010	5/16/2016	3.05%
150(b)	12/20/2011	6/20/2016	2.61%
150(c)	2/7/2012	5/7/2016	2.42%
100(c)	2/21/2012	5/23/2016	2.40%
50(d)	12/6/2012	9/6/2017	2.96%

(a)	The effective date refers to the date on which interest payments are first hedged by the applicable swap agreement.

(b)	Interest payments made during the six-month period of each year that begins with the month and day of the effective date are hedged by the swap agreement.

(c)	Interest payments made during the three-month period of each year that begins with the month and day of the effective date are hedged by the swap agreement.

(d)	Interest payments made during the nine-month period of each year that begins with the month and day of the effective date are hedged by the swap agreement.

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

The Company accounts for the sale of receivables under the 2009 MARP Agreement, as amended, as short-term debt and continues to carry the receivables on its Condensed, Consolidated Balance Sheet, primarily as a result of the Company’s right to repurchase receivables sold. The caption “Accounts receivable pledged” on the accompanying Condensed, Consolidated Balance Sheets in the amount of $23.3 million as of July 3, 2010 represents the pool of receivables that were designated as “sold” under the 2009 MARP Agreement, as amended, and served as collateral for short-term debt thereunder in the amount of $15.0 million as of July 3, 2010. There were no short-term borrowings under the amended 2009 MARP Agreement as of July 2, 2011 and September 30, 2010.

Estimated Fair Values

A description of the methods and assumptions used to estimate the fair values of the Company’s debt instruments is as follows:

Credit Facilities

The interest rate currently available to the Company fluctuates with the applicable LIBOR rate, prime rate or Federal Funds Effective Rate, and thus the carrying value is a reasonable estimate of fair value.

7.25% Senior Notes

The fair value of the 7.25% Senior Notes can be determined based on the trading of the 7.25% Senior Notes in the open market. The difference between the carrying value and the fair value of the 7.25% Senior Notes represents the premium or discount on that date. Based on the trading value on or around July 2, 2011, the fair value of the 7.25% Senior Notes was approximately $218.0 million.

6.625% Senior Notes

The fair value of the 6.625% Senior Notes can be determined based on the trading of the 6.625% Senior Notes. The difference between the carrying value and the fair value of the 6.625% Senior Notes represents the premium or discount on that date. Based on the trading value on or around July 2, 2011, the fair value of the 6.625% Senior Notes was approximately $204.0 million.

Accounts Receivable Pledged

The interest rate on the short-term debt associated with accounts receivable pledged under the 2009 MARP Agreement fluctuates with the one-week LIBOR rate, and thus the carrying value is a reasonable estimate of fair value.

NOTE 8. COMPREHENSIVE INCOME

The components of other comprehensive income (expense) and total comprehensive income were as follows (in millions):

	September 30,	September 30,	September 30,	September 30,
	THREE MONTHS ENDED		NINE MONTHS ENDED
	JULY 2, 2011	JULY 3, 2010	JULY 2, 2011	JULY 3, 2010
Net income	$111.6	$175.9	$221.3	$236.7
Other comprehensive income (expense):
Change in valuation of derivative instruments	(3.5)	(3.8)	4.6	5.1
Pension and other postretirement related items	1.0	(3.9)	7.9	1.4
Foreign currency translation adjustments	(3.2)	(5.3)	(12.5)	(0.4)

Comprehensive income	$105.9	$162.9	$221.3	$242.8

NOTE 9. RETIREMENT AND RETIREE MEDICAL PLANS COST INFORMATION

The following summarizes the net periodic benefit cost from continuing operations for the various retirement and retiree medical plans sponsored by the Company (in millions):

	September 30,	September 30,	September 30,	September 30,	September 30,	September 30,
	THREE MONTHS ENDED
	JULY 2, 2011			JULY 3, 2010
	U.S. Pension	International Pension	U.S. Medical	U.S. Pension	International Pension	U.S. Medical
Components of net periodic benefit cost
Service cost	$—	$0.4	$0.1	$—	$0.5	$0.1
Interest cost	1.2	2.6	0.4	1.3	2.2	0.4
Expected return on plan assets	(1.3)	(2.4)	—	(1.2)	(1.9)	—
Net amortization	1.2	0.3	—	1.1	0.5	—

Net periodic benefit cost	$1.1	$0.9	$0.5	$1.2	$1.3	$0.5

	September 30,	September 30,	September 30,	September 30,	September 30,	September 30,
	NINE MONTHS ENDED
	JULY 2, 2011			JULY 3, 2010
	U.S. Pension	International Pension	U.S. Medical	U.S. Pension	International Pension	U.S. Medical
Components of net periodic benefit cost
Service cost	$—	$1.2	$0.3	$—	$1.5	$0.4
Interest cost	3.6	8.0	1.2	3.9	6.8	1.2
Expected return on plan assets	(3.9)	(7.6)	—	(3.8)	(5.9)	—
Net amortization	3.7	1.1	—	3.3	1.5	—

Net periodic benefit cost	$3.4	$2.7	$1.5	$3.4	$3.9	$1.6

NOTE 10. SHARE-BASED COMPENSATION AWARDS

Share-Based Awards

The following is a summary of the share-based compensation awards granted during the periods indicated:

	September 30,	September 30,
	NINE MONTHS ENDED
	JULY 2, 2011	JULY 3, 2010
Options	429,700	367,600
Restricted stock units (including deferred stock units)	95,570	287,508
Performance shares	—	4,200
Performance units	53,874	—

Total share-based awards	579,144	659,308

Aggregate fair value at grant dates (in millions)	$13.8	$16.9

Total share-based compensation recognized was as follows for the periods indicated (in millions):

	September 30,	September 30,	September 30,	September 30,
	THREE MONTHS ENDED		NINE MONTHS ENDED
	JULY 2, 2011	JULY 3, 2010	JULY 2, 2011	JULY 3, 2010
Share-based compensation	$3.4	$4.3	$14.3	$12.5

NOTE 11. INCOME TAXES

The effective tax rate related to continuing operations for the nine months ended July 2, 2011 was 36.5%, compared to 37.3% for the nine months ended July 3, 2010. The effective tax rate used for interim reporting purposes is based on management’s best estimate of factors impacting the effective tax rate for the full fiscal year. An allocation of the income tax expense has been separately determined to report the discontinued operations net of tax. There can be no assurance that the effective tax rate estimated for interim financial reporting purposes will approximate the effective tax rate determined at fiscal year end.

Scotts Miracle-Gro or one or more of its subsidiaries files income tax returns in the U.S. federal jurisdiction and various state, local and foreign jurisdictions. With few exceptions, the Company is no longer subject to examinations by these tax authorities for fiscal years prior to 2008. The Company is currently under examination by the Internal Revenue Service (the “IRS”) and certain foreign and U.S. state and local tax authorities. The IRS is reviewing the fiscal 2008 tax period only. In regards to a local German audit, the tax periods under investigation are limited to fiscal years 2004 through 2008. In regards to U.S. state and local audits, the tax periods under investigation are limited to fiscal years 1997 through 2008. In addition to these audits, certain other tax deficiency notices and refund claims for previous years remain unresolved.

The Company anticipates that few of its open and active audits will be resolved within the next 12 months. The Company is unable to make a reasonably reliable estimate as to when or if cash settlements with taxing authorities may occur. Although audit outcomes and the timing of audit payments are subject to significant uncertainty, the Company does not anticipate that the resolution of these tax matters or any events related thereto will result in a material change to its consolidated financial position, results of operations or cash flows.

NOTE 12. CONTINGENCIES

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

Other Regulatory Matters

At July 2, 2011, $2.7 million was accrued for other regulatory matters in the “Other liabilities” line in the Condensed, Consolidated Balance Sheet. The amounts accrued are believed to be adequate to cover such known regulatory exposures based on current facts and estimates of likely outcomes. However, if facts and circumstances change significantly, they could result in a material adverse effect on the Company’s financial condition, results of operations or cash flows.

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

NOTE 13. DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

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

The Company formally designates and documents qualifying instruments as hedges of underlying exposures at inception. The Company formally assesses, both at inception and at least quarterly, whether the financial instruments used in hedging transactions are effective at offsetting changes in cash flows of the related underlying exposure. Fluctuations in the value of these instruments generally are offset by changes in the cash flows of the underlying exposures being hedged. This offset is driven by the high degree of effectiveness between the exposure being hedged and the hedging instrument. GAAP requires all derivative instruments to be recognized as either assets or liabilities at fair value in the Condensed, Consolidated Balance Sheets. The Company designates commodity hedges as cash flow hedges of forecasted purchases of commodities and interest rate swap agreements as cash flow hedges of interest payments on variable rate borrowings. Any ineffective portion of a change in the fair value of a qualifying instrument is immediately recognized in earnings. The amounts recorded in earnings related to ineffectiveness of derivative hedges for the three- and nine-month periods ended July 2, 2011 and July 3, 2010 were not significant.

Foreign Currency Swap Contracts

The Company periodically uses foreign currency swap contracts to manage the exchange rate risk associated with intercompany loans with foreign subsidiaries that are denominated in local currencies. At July 2, 2011 and July 3, 2010, the notional amount of outstanding foreign currency swap contracts was $382.4 million and $211.4 million, respectively, with a fair value of $0.8 million and a negative fair value of $5.6 million, respectively. The fair value of foreign currency swap contracts is determined based on changes in spot rates. The unrealized loss on the foreign currency swap contracts approximates the unrealized gain on the intercompany loans recognized by the Company’s lending subsidiaries.

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

At July 2, 2011 and July 3, 2010, the Company had outstanding interest rate swap agreements with major financial institutions that effectively converted a portion of the Company’s variable-rate debt to a fixed rate. The swap agreements had a total U.S. dollar equivalent notional amount of $900 million and $450 million at July 2, 2011 and July 3, 2010, respectively. Refer to “NOTE 7. DEBT” for the terms of the swap agreements outstanding at July 2, 2011. Included in the AOCI balance at July 2, 2011 was a pre-tax loss of $11.7 million related to interest rate swap agreements that is expected to be reclassified to earnings during the next 12 months, consistent with the timing of the underlying hedged transactions.

Commodity Hedges

The Company had outstanding hedging arrangements at July 2, 2011 designed to fix the price of a portion of its projected future urea requirements. The contracts are designated as hedges of the Company’s exposure to future cash flow fluctuations associated with the cost of urea. The objective of the hedges is to mitigate the earnings and cash flow volatility attributable to the risk of changing prices. Unrealized gains or losses in the fair value of these contracts are recorded to the AOCI component of shareholders’ equity. Realized gains or losses remain as a component of AOCI until the related inventory is sold. Upon sale of the underlying inventory, the gain or loss is reclassified to cost of sales. Included in the AOCI balance at July 2, 2011 was a pre-tax gain of $1.4 million related to urea derivatives that is expected to be reclassified to earnings during the next 12 months, consistent with the timing of the underlying hedged transactions.

The Company enters into fuel derivatives for its Scotts LawnService® business that qualify for hedge accounting treatment. Unrealized gains or losses in the fair value of these contracts are recorded in other comprehensive income (expense), except for any ineffective portion of the change in fair value, which is immediately recorded in earnings. For the effective portion of the change in fair value, realized gains or losses remain as a component of AOCI until the related fuel is consumed by the Scotts LawnService® service vehicles. Upon consumption of the fuel, the gain or loss is reclassified to cost of sales. Included in the AOCI balance at July 2, 2011 was a pre-tax gain of $0.1 million related to fuel derivatives that is expected to be reclassified to earnings during the next 12 months, consistent with the timing of the underlying hedged transactions.

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

As of July 2, 2011, the Company had the following outstanding commodity contracts that were entered into to hedge forecasted purchases:

September 30,
Commodity	Volume

Urea	7,500 tons
Diesel	1,344,000 gallons

Fair Values of Derivative Instruments

The fair values of the Company’s derivative instruments were as follows (in millions):

	ASSETS / (LIABILITIES)
	BALANCE SHEET	JULY 2, 2011	JULY 3, 2010	SEPTEMBER 30, 2010
DERIVATIVES DESIGNATED AS HEDGING INSTRUMENTS	LOCATION	FAIR VALUE

Interest rate swap agreements	Other assets	$0.8	$—	$—
	Other current liabilities	(13.0)	—	(12.1)
	Other liabilities	(4.6)	(20.8)	(12.5)

Commodity hedging instruments	Prepaid and other assets	0.6	—	1.9
	Other current liabilities	—	(0.2)	—

Total derivatives designated as hedging instruments		$(16.2)	$(21.0)	$(22.7)

DERIVATIVES NOT DESIGNATED AS HEDGING INSTRUMENTS (1)

Foreign currency swap contracts	Prepaid and other assets	$3.1	$—	$—
	Other current liabilities	(2.3)	(5.6)	(6.6)

Commodity hedging instruments	Prepaid and other assets	0.3	—	—
	Other current liabilities	—	(0.5)	—

Total derivatives not designated as hedging instruments (1)		$1.1	$(6.1)	$(6.6)

Total derivatives		$(15.1)	$(27.1)	$(29.3)

(1)	See discussion above for additional information regarding the Company’s purpose for entering into derivatives not designated as hedging instruments and its overall risk management strategy.

Refer to “NOTE 14. FAIR VALUE MEASUREMENTS” for the Company’s fair value measurements of derivative instruments as they relate to the valuation hierarchy.

The effect of derivative instruments on AOCI and the Condensed, Consolidated Statements of Operations for the three- and nine-month periods ended July 2, 2011 and July 3, 2010 was as follows:

	September 30,	September 30,	September 30,	September 30,
DERIVATIVES IN CASH FLOW HEDGING RELATIONSHIPS	AMOUNT OF GAIN / (LOSS) RECOGNIZED IN AOCI (IN MILLIONS)
	THREE MONTHS ENDED		NINE MONTHS ENDED
	JULY 2, 2011	JULY 3, 2010	JULY 2, 2011	JULY 3, 2010
Interest rate swap agreements	$(6.4)	$(6.2)	$(5.1)	$(12.8)
Commodity hedging instruments	0.3	(0.6)	1.7	1.5

Total	$(6.1)	$(6.8)	$(3.4)	$(11.3)

	September 30,	September 30,	September 30,	September 30,	September 30,
DERIVATIVES IN CASH FLOW HEDGING RELATIONSHIPS	LOCATION OF GAIN / (LOSS) RECLASSIFIED FROM AOCI INTO EARNINGS	AMOUNT OF GAIN / (LOSS) RECLASSIFIED FROM AOCI INTO EARNINGS (IN MILLIONS)
		THREE MONTHS ENDED		NINE MONTHS ENDED
		JULY 2, 2011	JULY 3, 2010	JULY 2, 2011	JULY 3, 2010
Interest rate swap agreements	Interest expense	$(3.3)	$(3.2)	$(10.1)	$(14.7)
Commodity hedging instruments	Cost of sales	0.7	0.3	2.1	(2.5)

Total		$(2.6)	$(2.9)	$(8.0)	$(17.2)

DERIVATIVES NOT DESIGNATED AS HEDGING INSTRUMENTS	LOCATION OF GAIN / (LOSS) RECOGNIZED IN EARNINGS	AMOUNT OF GAIN / (LOSS) RECOGNIZED IN EARNINGS (IN MILLIONS)
		THREE MONTHS ENDED		NINE MONTHS ENDED
		JULY 2, 2011	JULY 3, 2010	JULY 2, 2011	JULY 3, 2010
Foreign currency swap contracts	Interest expense	$0.3	$(5.6)	$5.9	$(4.9)
Commodity hedging instruments	Cost of sales	(0.3)	(0.8)	2.0	(0.9)

Total		$—	$(6.4)	$7.9	$(5.8)

NOTE 14. FAIR VALUE MEASUREMENTS

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

Level 1—Quoted prices in active markets for identical assets or liabilities.

Level 2—Observable inputs other than quoted prices included in Level 1, such as quoted prices for similar assets and liabilities in active markets; quoted prices for similar assets and liabilities in markets that are not active; or other inputs that are observable or can be corroborated by observable market data.

Level 3—Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities. This includes pricing models, discounted cash flow methodologies and similar techniques that use significant unobservable inputs.

The following describes the valuation methodologies used for financial assets and liabilities measured at fair value on a recurring basis, as well as the general classification within the valuation hierarchy.

Derivatives

Derivatives consist of foreign currency, interest rate and commodity derivative instruments. For further information on the Company’s derivative instruments, refer to “NOTE 13. DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES.”

Other

Other financial assets consist of investment securities in non-qualified retirement plan assets. These securities are valued using observable market prices in active markets.

The following table presents the Company’s financial assets and liabilities measured at fair value on a recurring basis at July 2, 2011 (in millions):

	September 30,	September 30,	September 30,	September 30,
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Unobservable Inputs (Level 3)	Total
Assets
Derivatives
Interest rate swap agreements	$—	$0.8	$—	$0.8
Foreign currency swap contracts	—	3.1	—	3.1
Commodity hedging instruments	—	0.9	—	0.9
Other	7.5	—	—	7.5

Total	$7.5	$4.8	$—	$12.3

Liabilities
Derivatives
Interest rate swap agreements	$—	$(17.6)	$—	$(17.6)
Foreign currency swap contracts	—	(2.3)	—	(2.3)

Total	$—	$(19.9)	$—	$(19.9)

The following table presents the Company’s financial assets and liabilities measured at fair value on a recurring basis at July 3, 2010 (in millions):

	September 30,	September 30,	September 30,	September 30,
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Unobservable Inputs (Level 3)	Total
Assets
Other	$5.9	$—	$—	$5.9

Total	$5.9	$—	$—	$5.9

Liabilities
Derivatives
Interest rate swap agreements	$—	$(20.8)	$—	$(20.8)
Foreign currency swap contracts	—	(5.6)	—	(5.6)
Commodity hedging instruments	—	(0.7)	—	(0.7)

Total	$—	$(27.1)	$—	$(27.1)

The following table presents the Company’s financial assets and liabilities measured at fair value on a recurring basis at September 30, 2010 (in millions):

	September 30,	September 30,	September 30,	September 30,
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Unobservable Inputs (Level 3)	Total
Assets
Derivatives
Commodity hedging instruments	$—	$1.9	$—	$1.9
Other	6.5	—	—	6.5

Total	$6.5	$1.9	$—	$8.4

Liabilities
Derivatives
Interest rate swap agreements	$—	$(24.6)	$—	$(24.6)
Foreign currency swap contracts	—	(6.6)	—	(6.6)

Total	$—	$(31.2)	$—	$(31.2)

NOTE 15. SEGMENT INFORMATION

The Company divides its business into the following segments—Global Consumer and Scotts LawnService®. This division of reportable segments is consistent with how the segments report to and are managed by senior management of the Company. Reclassifications have been made to prior period segment amounts to reflect changes in the allocation of certain shared expenses among the segments, which in management’s judgment better align those expenses with the associated drivers and benefits. Furthermore, the Company’s reportable segments have been revised to reflect the sale of a significant majority of its previously reported Global Professional business segment, which is now reported in discontinued operations. For additional information regarding the sale, refer to “NOTE 2. DISCONTINUED OPERATIONS.”

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

Corporate & Other consists of the Company’s non-European professional seed business and revenues and expenses associated with the Company’s supply agreements with ICL, as well as corporate and administrative expenses.

The following tables present segment financial information (in millions):

	September 30,	September 30,	September 30,	September 30,
	THREE MONTHS ENDED		NINE MONTHS ENDED
	JULY 2, 2011	JULY 3, 2010	JULY 2, 2011	JULY 3, 2010
Net sales:
Global Consumer	$951.6	$1,085.9	$2,225.2	$2,314.6
Scotts LawnService®	82.4	81.3	152.2	144.9

Segment total	1,034.0	1,167.2	2,377.4	2,459.5
Corporate & Other	24.9	5.6	41.7	16.8
Roundup® amortization	(0.2)	(0.2)	(0.6)	(0.6)

Consolidated	$1,058.7	$1,172.6	$2,418.5	$2,475.7

Income from continuing operations before income taxes:
Global Consumer	$209.9	$289.5	$453.8	$499.8
Scotts LawnService®	22.4	21.9	2.7	(0.7)

Segment total	232.3	311.4	456.5	499.1

	September 30,	September 30,	September 30,	September 30,
Corporate & Other	(16.0)	(27.3)	(79.5)	(77.4)
Roundup® amortization	(0.2)	(0.2)	(0.6)	(0.6)
Other amortization	(3.1)	(2.3)	(8.1)	(7.5)
Product registration and recall matters	(6.8)	(1.5)	(11.0)	(5.8)
Impairment, restructuring and other charges	(13.8)	—	(13.8)	—
Costs related to refinancing	(1.2)	—	(1.2)	—
Interest expense	(14.0)	(11.2)	(37.3)	(35.0)

Consolidated	$177.2	$268.9	$305.0	$372.8

	September 30,	September 30,	September 30,
	JULY 2, 2011	JULY 3, 2010	SEPTEMBER 30, 2010
Total assets:
Global Consumer	$2,037.9	$1,793.4	$1,458.4
Scotts LawnService®	180.2	177.5	177.7
Corporate & Other	309.1	346.3	334.8
Assets held for sale	—	206.0	193.1

Consolidated	$2,527.2	$2,523.2	$2,164.0

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

The following information presents condensed, consolidating Statements of Operations for the three- and nine-month periods ended July 2, 2011 and July 3, 2010, condensed, consolidating Statements of Cash Flows for the nine-month periods ended July 2, 2011 and July 3, 2010, and condensed, consolidating Balance Sheets as of July 2, 2011, July 3, 2010 and September 30, 2010. The condensed, consolidating financial information presents, in separate columns, financial information for: Scotts Miracle-Gro on a Parent-only basis, carrying its investment in subsidiaries under the equity method; Guarantors on a combined basis, carrying their investments in subsidiaries which do not guarantee the debt (collectively, the “Non-Guarantors”) under the equity method; Non-Guarantors on a combined basis; and eliminating entries. The eliminating entries primarily reflect intercompany transactions, such as interest expense, accounts receivable and payable, short and long-term debt, and the elimination of equity investments and income in subsidiaries. Because Scotts Miracle-Gro, as the Parent, is obligated to pay the unpaid principal amount and interest on all amounts borrowed by the Guarantors or Non-Guarantors under the senior secured five-year revolving loan facility, the borrowings and related interest expense for the revolving loans outstanding of the Guarantors and Non-Guarantors are also presented in the accompanying Parent-only financial information, and are then eliminated.

The Scotts Miracle-Gro Company

Condensed, Consolidating Statement of Operations

for the three months ended July 2, 2011

(in millions)

		Subsidiary	Non-
	Parent	Guarantors	Guarantors	Eliminations	Consolidated

Net sales	$—	$852.9	$205.8	$—	$1,058.7
Cost of sales	—	528.8	128.7	—	657.5
Cost of sales—product registration and recall matters	—	1.1	—	—	1.1

Gross profit	—	323.0	77.1	—	400.1

Operating expenses:
Selling, general and administrative	—	134.4	58.0	—	192.4
Product registration and recall matters	—	5.7	—	—	5.7
Impairment, restructuring and other charges	—	13.8	—	—	13.8
Other income, net	—	(4.2)	—	—	(4.2)

Income from operations	—	173.3	19.1	—	192.4

Equity income in subsidiaries	(120.3)	(4.6)	—	124.9	—
Other non-operating income	(5.4)	—	—	5.4	—
Costs related to refinancing	1.2	—	—	—	1.2
Interest expense	13.1	5.3	1.0	(5.4)	14.0

Income from continuing operations before income taxes	111.4	172.6	18.1	(124.9)	177.2

Income tax (benefit) expense from continuing operations	(0.2)	59.1	6.6	—	65.5

Income from continuing operations	111.6	113.5	11.5	(124.9)	111.7

Income (loss) from discontinued operations, net of tax	—	6.7	(6.8)	—	(0.1)

Net income	$111.6	$120.2	$4.7	$(124.9)	$111.6

The Scotts Miracle-Gro Company

Condensed, Consolidating Statement of Operations

for the nine months ended July 2, 2011

(in millions)

		Subsidiary	Non-
	Parent	Guarantors	Guarantors	Eliminations	Consolidated

Net sales	$—	$1,961.1	$457.4	$—	$2,418.5
Cost of sales	—	1,208.5	294.9	—	1,503.4
Cost of sales—product registration and recall matters	—	3.2	—	—	3.2

Gross profit	—	749.4	162.5	—	911.9

Operating expenses:
Selling, general and administrative	—	421.1	130.7	—	551.8
Product registration and recall matters	—	7.8	—	—	7.8
Impairment, restructuring and other charges	—	13.8	—	—	13.8
Other income, net	—	(3.9)	(1.1)	—	(5.0)

Income from operations	—	310.6	32.9	—	343.5

Equity income in subsidiaries	(242.5)	(5.2)	—	247.7	—
Other non-operating income	(15.0)	—	—	15.0	—
Costs related to refinancing	1.2	—	—	—	1.2
Interest expense	35.6	14.4	2.3	(15.0)	37.3

Income from continuing operations before income taxes	220.7	301.4	30.6	(247.7)	305.0

Income tax (benefit) expense from continuing operations	(0.6)	100.8	11.2	—	111.4

Income from continuing operations	221.3	200.6	19.4	(247.7)	193.6

Income (loss) from discontinued operations, net of tax	—	41.8	(14.1)	—	27.7

Net income	$221.3	$242.4	$5.3	$(247.7)	$221.3

The Scotts Miracle-Gro Company

Condensed, Consolidating Statement of Cash Flows

for the nine months ended July 2, 2011

(in millions)

		Subsidiary	Non-
	Parent	Guarantors	Guarantors	Eliminations	Consolidated

NET CASH (USED IN) PROVIDED BY OPERATING ACTIVITIES	$(16.0)	$54.1	$(51.6)	$—	$(13.5)

INVESTING ACTIVITIES
Proceeds from sale of long-lived assets	—	0.2	—	—	0.2
Proceeds from sale of business, net of transaction costs	—	159.0	94.9	—	253.9
Investments in property, plant and equipment	—	(49.7)	(3.6)	—	(53.3)
Payment of contingent consideration	—	(20.0)	—	—	(20.0)
Investments in acquired business, net of cash acquired	—	(0.8)	—	—	(0.8)

Net cash provided by investing activities	—	88.7	91.3	—	180.0

FINANCING ACTIVITIES
Borrowings under revolving and bank lines of credit and term loans	—	860.5	558.7	—	1,419.2
Repayments under revolving and bank lines of credit and term loans	(302.4)	(494.6)	(662.2)	—	(1,459.2)
Proceeds from issuance of Senior Notes	200.0	—			200.0
Financing and issuance fees	(18.5)	—	—	—	(18.5)
Dividends paid	(49.4)	—	—	—	(49.4)
Purchase of treasury shares	(218.7)	—	—	—	(218.7)
Excess tax benefits from share-based payment arrangements	—	5.4	—	—	5.4
Cash received from exercise of stock options	29.4	—	—	—	29.4
Intercompany financing	375.6	(499.7)	124.1	—	—

Net cash provided by (used in) financing activities	16.0	(128.4)	20.6	—	(91.8)

Effect of exchange rate changes on cash	—	—	1.5	—	1.5

Net increase in cash and cash equivalents	—	14.4	61.8	—	76.2
Cash and cash equivalents, beginning of period	—	5.0	83.1	—	88.1

Cash and cash equivalents, end of period	$—	$19.4	$144.9	$—	$164.3

The Scotts Miracle-Gro Company

Condensed, Consolidating Balance Sheet

As of July 2, 2011

(in millions)

		Subsidiary	Non-
	Parent	Guarantors	Guarantors	Eliminations	Consolidated

ASSETS
Current assets:
Cash and cash equivalents	$—	$19.4	$144.9	$—	$164.3
Accounts receivable, net	—	500.4	193.5	—	693.9
Inventories, net	—	362.8	79.4	—	442.2
Prepaid and other current assets	—	93.7	43.6	—	137.3

Total current assets	—	976.3	461.4	—	1,437.7

Property, plant and equipment, net	—	347.1	47.2	—	394.3
Goodwill	—	305.8	0.7	—	306.5
Intangible assets, net	—	288.6	54.6	—	343.2
Other assets	28.1	21.7	43.3	(47.6)	45.5
Equity investment in subsidiaries	936.1	—	—	(936.1)	—
Intercompany assets	599.9	235.2	—	(835.1)	—

Total assets	$1,564.1	$2,174.7	$607.2	$(1,818.8)	$2,527.2

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current portion of debt	$—	$2.1	$—	$—	$2.1
Accounts payable	—	185.5	73.3	—	258.8
Other current liabilities	18.8	335.2	136.2	—	490.2

Total current liabilities	18.8	522.8	209.5	—	751.1

Long-term debt	777.0	380.1	2.0	(377.0)	782.1
Other liabilities	0.0	209.9	63.4	(47.6)	225.7
Equity investment in subsidiaries	—	223.3	—	(223.3)	—
Intercompany liabilities	—	—	458.1	(458.1)	—

Total liabilities	795.8	1,336.1	733.0	(1,106.0)	1,758.9

Shareholders’ equity	768.3	838.6	(125.8)	(712.8)	768.3

Total liabilities and shareholders’ equity	$1,564.1	$2,174.7	$607.2	$(1,818.8)	$2,527.2

The Scotts Miracle-Gro Company

Condensed, Consolidating Statement of Operations

for the three months ended July 3, 2010

(in millions)

		Subsidiary	Non-
	Parent	Guarantors	Guarantors	Eliminations	Consolidated

Net sales	$—	$1,005.3	$167.3	$—	$1,172.6
Cost of sales	—	581.5	109.3	—	690.8
Cost of sales—product registration and recall matters	—	—	—	—	—

Gross profit	—	423.8	58.0	—	481.8

Operating expenses:
Selling, general and administrative	—	180.0	21.3	—	201.3
Product registration and recall matters	—	1.5	—	—	1.5
Other (income) expense, net	—	(1.2)	0.1	—	(1.1)

Income from operations	—	243.5	36.6	—	280.1

Equity income in subsidiaries	(180.1)	(28.3)	—	208.4	—
Other non-operating income	(5.3)	—	—	5.3	—
Interest expense	9.7	5.4	1.4	(5.3)	11.2

Income from continuing operations before income taxes	175.7	266.4	35.2	(208.4)	268.9

Income tax (benefit) expense from continuing operations	(0.2)	86.6	13.0	—	99.4

Income from continuing operations	175.9	179.8	22.2	(208.4)	169.5

Income from discontinued operations, net of tax	—	—	6.4	—	6.4

Net income	$175.9	$179.8	$28.6	$(208.4)	$175.9

The Scotts Miracle-Gro Company

Condensed, Consolidating Statement of Operations

for the nine months ended July 3, 2010

(in millions)

	September 30,	September 30,	September 30,	September 30,	September 30,
		Subsidiary	Non-
	Parent	Guarantors	Guarantors	Eliminations	Consolidated

Net sales	$—	$2,073.8	$401.9	$—	$2,475.7
Cost of sales	—	1,259.2	265.4	—	1,524.6
Cost of sales—product registration and recall matters	—	1.5	—	—	1.5

Gross profit	—	813.1	136.5	—	949.6

Operating expenses:
Selling, general and administrative	—	454.5	89.8	—	544.3
Product registration and recall matters	—	4.3	—	—	4.3
Other income, net	—	(4.8)	(2.0)	—	(6.8)

Income from operations	—	359.1	48.7	—	407.8

Equity income in subsidiaries	(245.2)	(30.6)	—	275.8	—
Other non-operating income	(21.3)	—	—	21.3	—
Interest expense	30.5	21.4	4.4	(21.3)	35.0

Income from continuing operations before income taxes	236.0	368.3	44.3	(275.8)	372.8

Income tax (benefit) expense from continuing operations	(0.7)	123.4	16.5	—	139.2

Income from continuing operations	236.7	244.9	27.8	(275.8)	233.6

Income from discontinued operations, net of tax	—	—	3.1	—	3.1

Net income	$236.7	$244.9	$30.9	$(275.8)	$236.7

The Scotts Miracle-Gro Company

Condensed, Consolidating Statement of Cash Flows

for the nine months ended July 3, 2010

(in millions)

	September 30,	September 30,	September 30,	September 30,	September 30,
		Subsidiary	Non-
	Parent	Guarantors	Guarantors	Eliminations	Consolidated

NET CASH (USED IN) PROVIDED BY OPERATING ACTIVITIES	$(38.0)	$184.1	$10.1	$—	$156.2

INVESTING ACTIVITIES
Proceeds from sale of long-lived assets	—	23.6	—	—	23.6
Investments in property, plant and equipment	—	(44.4)	(2.5)	—	(46.9)

Net cash used in investing activities	—	(20.8)	(2.5)	—	(23.3)

FINANCING ACTIVITIES
Borrowings under revolving and bank lines of credit and term loans	—	593.1	334.7	—	927.8
Repayments under revolving and bank lines of credit and term loans	—	798.4	(436.4)	—	(1,234.8)
Proceeds from issuance of Senior Notes, net of discount	198.5				198.5
Financing and issuance fees	(5.5)	—	—	—	(5.5)
Dividends paid	(25.9)	—	—	—	(25.9)
Payments on seller notes	—	(0.2)	—	—	(0.2)
Excess tax benefits from share-based payment arrangements	—	3.9	—	—	3.9
Cash received from exercise of stock options	14.8	—	—	—	14.8
Intercompany financing	(143.9)	37.4	106.5	—	—

Net cash provided by (used in) financing activities	38.0	(164.2)	4.8	—	(121.4)

Effect of exchange rate changes on cash	—	—	(4.4)	—	(4.4)

Net (decrease) increase in cash and cash equivalents	—	(0.9)	8.0	—	7.1
Cash and cash equivalents, beginning of period	—	6.4	64.2	—	70.6

Cash and cash equivalents, end of period	$—	$5.5	$72.2	$—	$77.7

The Scotts Miracle-Gro Company

Condensed, Consolidating Balance Sheet

As of July 3, 2010

(in millions)

		Subsidiary	Non-
	Parent	Guarantors	Guarantors	Eliminations	Consolidated

ASSETS
Current assets:
Cash and cash equivalents	$—	$5.5	$72.2	$—	$77.7
Accounts receivable, net	—	442.0	161.2	—	603.2
Accounts receivable pledged	—	23.3	—	—	23.3
Inventories, net	—	339.8	66.1	—	405.9
Assets held for sale	—	—	206.0	—	206.0
Prepaid and other current assets	—	113.7	47.5	—	161.2

Total current assets	—	924.3	553.0	—	1,477.3

Property, plant and equipment, net	—	315.5	43.9	—	359.4
Goodwill	—	305.1	0.7	—	305.8
Intangible assets, net	—	294.8	52.3	—	347.1
Other assets	15.4	19.6	40.5	(41.9)	33.6
Equity investment in subsidiaries	1,001.5	—	—	(1,001.5)	—
Intercompany assets	376.6	—	—	(376.6)	—

Total assets	$1,393.5	$1,859.3	$690.4	$(1,420.0)	$2,523.2

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current portion of debt	$180.6	$16.9	$2.5	$—	$200.0
Accounts payable	—	148.4	64.9	—	213.3
Liabilities held for sale	—	—	44.4	—	44.4
Other current liabilities	7.2	395.4	133.8	—	536.4

Total current liabilities	187.8	560.7	245.6	—	994.1

Long-term debt	367.0	20.8	105.6	(3.2)	490.2
Other liabilities	3.9	185.8	56.3	(41.9)	204.1
Equity investment in subsidiaries	—	92.6	—	(92.6)	—
Intercompany liabilities	—	96.1	277.3	(373.4)	—

Total liabilities	558.7	956.0	684.8	(511.1)	1,688.4

Shareholders’ equity	834.8	903.3	5.6	(908.9)	834.8

Total liabilities and shareholders’ equity	$1,393.5	$1,859.3	$690.4	$(1,420.0)	$2,523.2

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

On February 28, 2011, we completed the sale of a significant majority of the assets of our Global Professional business (excluding our non-European professional seed business, "Global Pro") to Israel Chemicals Ltd. (“ICL”) for $270 million in an all-cash transaction, subject to certain adjustments, resulting in $270.9 million net proceeds received as of July 2, 2011. Effective in our first quarter of fiscal 2011, we classified Global Pro as discontinued operations. Prior to being reported as discontinued operations, Global Pro was included as part of our former Global Professional business segment. Results for our non-European professional seed business have been reclassified to Corporate & Other.

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

Our sales in any one year are susceptible to weather conditions in the markets in which our products are sold. For instance, periods of wet weather can adversely impact sales of certain products, while increasing demand for other products. We believe that our diversified product line and our broad geographic diversification reduce this risk, although to a lesser extent in a year where unfavorable weather is geographically wide-spread and extends across a significant portion of the lawn and garden season. We also believe that weather conditions in any one year, positive or negative, do not materially alter longer-term category growth trends.

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

	September 30,	September 30,	September 30,
	Percent of Net Sales from Continuing Operations by Quarter
	2010	2009	2008
First Quarter	8.7%	8.5%	8.5%
Second Quarter	36.2%	32.0%	33.3%
Third Quarter	40.5%	42.5%	40.7%
Fourth Quarter	14.6%	17.0%	17.5%

Management focuses on a variety of key indicators and operating metrics to monitor the financial condition and performance of the continuing operations of our business. These metrics include consumer purchases (point-of-sale data), market share, category growth, net sales (including unit volume, pricing, sales mix and foreign exchange movements), organic sales growth (net sales growth excluding the impact of foreign exchange movements, product recalls and acquisitions), gross profit margins, income from operations, income from continuing operations before income taxes, net income and earnings per share. To the extent applicable, these measures are evaluated with and without product registration and recall matters and impairment, restructuring and other charges, which management believes are not indicative of the earnings capabilities of our businesses. We also focus on measures to optimize cash flow and return on invested capital, including the management of working capital and capital expenditures. The Scotts Miracle-Gro Board of Directors has authorized the repurchase of up to $700 million of our common shares through September 30, 2014. Further, on August 8, 2011, we announced that the Scotts Miracle-Gro Board of Directors increased our quarterly dividend from $0.25 to $0.30 per common share.

The decisions to increase the amount of cash we intend to return to our shareholders reflect our continued confidence in the performance of our business, which should allow us to return increased cash to shareholders while also making strategic investments that drive long-term profitable growth. During the third quarter of fiscal 2011, we repurchased approximately 2.2 million of our common shares in open market transactions for $125.0 million. Since the inception of this program in the fourth quarter of fiscal 2010, we have repurchased approximately 4.4 million of our common shares for $243.7 million.

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

In late April 2008, in connection with the U.S. EPA’s investigation, we conducted a consumer-level recall of certain consumer lawn and garden products and a Scotts LawnService® product. Subsequently, the Company and the U.S. EPA agreed upon a Compliance Review Plan for conducting a comprehensive, independent review of our product registration records. Pursuant to the Compliance Review Plan, an independent third-party firm, Quality Associates Incorporated (“QAI”), reviewed substantially all of our U.S. pesticide product registrations and associated advertisements, some of which were historical in nature and no longer related to sales of our products. The U.S. EPA investigation and the QAI review process resulted in the temporary suspension of sales and shipments of certain products. In addition, as the QAI review process or our internal review identified potential FIFRA registration issues (some of which appear unrelated to the actions of the former associate), we endeavored to stop selling or distributing the affected products until the issues could be resolved. QAI’s review of our U.S. pesticide product registrations and associated advertisements is now substantially complete. The results of the QAI review process did not materially affect our fiscal 2010 or year-to-date fiscal 2011 sales and are not expected to materially affect our sales during the remainder of fiscal 2011.

Settlement discussions relating to potential fines and/or penalties are a frequent outgrowth of governmental investigations. In that regard, on or about June 30, 2011, we received a Notice of Intent to File Administrative Complaint (“Notice”) from the U.S. EPA Region 5 with respect to the alleged FIFRA violations. The Notice, which does not set forth a proposed penalty amount, offers us an opportunity to present any information that we believe the U.S. EPA should consider prior to filing the complaint and indicates that the U.S. EPA is prepared to meet with us to discuss the alleged violations. We made a timely response to the Notice and communications between the Company and the U.S. EPA are underway. In addition, we recently began settlement discussions with the U.S. DOJ regarding its criminal investigation.

Based on the facts and circumstances known to us at this time (including settlement discussions that have taken place to date), we have established what we believe to be an appropriate reserve. The U.S. EPA and U.S. DOJ investigations continue, however, and may result in future state, federal or private rights of action including fines and/or penalties with respect to known or potential additional product registration issues. Until these investigations are completed, we cannot reasonably estimate the total scope or magnitude of all possible liabilities. It is possible that any such fines and/or penalties, as well as any judgments, litigation costs or other liabilities relating to such known or potential product registration issues, could exceed the amount of the reserve, possibly materially, and could have an adverse effect on our financial condition, results of operations or cash flows.

In June 2008, the California Department of Pesticide Regulation (“CDPR”) issued a request for information to the Company relating to products that had been the subject of the April 2008 recall. We cooperated with that inquiry and reached agreement with CDPR that CDPR would place its investigation on hold pending the completion of our internal audit. In furtherance of that agreement, in May 2010, the Company and CDPR executed a tolling agreement that extended CDPR’s rights through April 2012. In July 2010, CDPR notified us that CDPR planned to proceed with its investigation independent of the U.S. EPA and U.S. DOJ, and in March 2011, we received a letter from CDPR offering to settle the matter without the need for an enforcement proceeding for $245,631. On July 25, 2011, we paid the requested civil penalty and entered into a Settlement Agreement pursuant to which CDPR agreed not to take further civil or criminal action with regard to the affected products.

As a result of these registration and recall matters, we have recorded charges for affected inventory and other registration and recall-related costs. The effects of these adjustments, including the reserve noted above, were pre-tax charges of $6.8 million and $1.5 million for the three-month periods, and $11.0 million and $5.8 million for the nine-month periods ended July 2, 2011 and July 3, 2010, respectively. We expect that future charges will include costs associated with the rework of certain finished goods inventories, the potential disposal of certain products and ongoing third-party professional services related to the U.S. EPA, U.S. DOJ and state investigations. It may also be appropriate to establish additional reserves as settlement discussions continue.

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

RESULTS OF OPERATIONS

We classified Global Pro and Smith & Hawken as discontinued operations beginning in our first quarter of fiscal 2011 and our first quarter of fiscal 2010, respectively. As a result, and unless specifically stated, all discussions regarding results for the three- and nine-month periods ended July 2, 2011 and July 3, 2010 reflect results from our continuing operations.

The following table sets forth the components of income and expense as a percentage of net sales for the three- and nine-month periods ended July 2, 2011 and July 3, 2010:

	September 30,	September 30,	September 30,	September 30,
	THREE MONTHS ENDED		NINE MONTHS ENDED
	JULY 2, 2011	JULY 3, 2010	JULY 2, 2011	JULY 3, 2010
	(UNAUDITED)		(UNAUDITED)
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	62.1	58.9	62.2	61.6
Cost of sales—product registration and recall matters	0.1	—	0.1	—

Gross profit	37.8	41.1	37.7	38.4
Operating expenses:
Selling, general and administrative	18.2	17.2	22.8	22.0
Product registration and recall matters	0.5	0.1	0.3	0.2
Impairment, restructuring and other charges	1.3	—	0.6	—
Other income, net	(0.4)	(0.1)	(0.2)	(0.3)

Income from operations	18.2	23.9	14.2	16.5
Costs related to refinancing	0.1	—	0.1	—
Interest expense	1.4	1.0	1.5	1.4

Income from continuing operations before income taxes	16.7	22.9	12.6	15.1
Income tax expense from continuing operations	6.2	8.4	4.6	5.7

Income from continuing operations	10.5	14.5	8.0	9.4
Income from discontinued operations, net of tax	—	0.5	1.1	0.2

Net income	10.5%	15.0%	9.1%	9.6%

Net sales for the three months ended July 2, 2011 were $1.06 billion, a decrease of 9.7% from net sales of $1.17 billion for the three months ended July 3, 2010. Net sales for the first nine months of fiscal 2011 were $2.42 billion, a decrease of 2.3% from net sales of $2.48 billion for the comparable period of fiscal 2010. The decline in organic net sales, which excludes the impact of changes in foreign exchange rates, was 11.4% and 3.3% for the three- and nine-month periods ended July 2, 2011, respectively.

In the Global Consumer segment, organic net sales declined by 14.2% and 4.9% for the third quarter and first nine months of fiscal 2011, respectively. Organic net sales for the Scotts LawnService® segment grew by 1.3% and 5.0% for the three and nine months ended July 2, 2011, respectively. Corporate & Other had an overall sales increase of $19.3 million for the third quarter of fiscal 2011 and $24.9 million for the first nine months of fiscal 2011, primarily attributable to our supply agreements to ICL.

As a percentage of net sales, our gross margin rate was 37.8% for the third quarter of fiscal 2011 compared to 41.1% for the third quarter of fiscal 2010. For the first nine months of fiscal 2011, our gross margin rate was 37.7% compared to 38.4% in the comparable period of fiscal 2010. Excluding product registration and recall matters, the gross margin rate decreased by 320 basis points and 60 basis points for the third quarter and first nine months of fiscal 2011, respectively. The gross margin rate decrease for the third quarter and first nine months of fiscal 2011 was driven by unfavorable sales mix, higher commodity costs, increased trade promotions and reduced leverage on fixed manufacturing and storage costs partially offset by cost productivity improvements.

The following table sets forth the components of selling, general and administrative expenses (in millions):

	September 30,	September 30,	September 30,	September 30,
	THREE MONTHS ENDED		NINE MONTHS ENDED
	JULY 2, 2011	JULY 3, 2010	JULY 2, 2011	JULY 3, 2010
	(UNAUDITED)		(UNAUDITED)
Advertising	$56.7	$56.6	$121.8	$122.3
Other selling, general and administrative	133.1	142.3	422.6	414.6
Amortization of intangibles	2.6	2.4	7.4	7.4

	$192.4	$201.3	$551.8	$544.3

Selling, general and administrative (“SG&A”) expenses decreased $8.9 million, or 4.4%, to $192.4 million for the third quarter and increased $7.5 million, or 1.4%, to $551.8 million for the first nine months of fiscal 2011 compared to the same periods of fiscal 2010. Excluding the impact of foreign exchange rates, SG&A decreased 6.0% for the three months ended July 2, 2011 and increased 1.1% for the first nine months of fiscal 2011 compared to the same periods of fiscal 2010. The decrease in SG&A for the third quarter of fiscal 2011 was primarily attributable to lower variable compensation, partially offset by increased bad debt expense, costs associated with two regional offices opened in fiscal 2011 and various other expenses including incremental marketing and research and development. The increase in SG&A for the first nine months was in large part driven by severance costs, the opening of two new regional offices, increased bad debt expense and incremental marketing and research and development, partially offset by lower variable compensation.

We recorded $5.7 million and $7.8 million of SG&A-related product registration and recall charges during the third quarter and first nine months of fiscal 2011, respectively, primarily related to reserves established in the third quarter of fiscal 2011 in connection with the U.S. EPA and U.S. DOJ investigations, as well as third-party compliance review, legal and consulting fees. For the quarter and nine months ended July 3, 2010, we recorded $1.5 million and $4.3 million of SG&A-related product registration and recall costs, respectively.

During the third quarter and first nine months of fiscal 2011, we recorded $13.8 million of impairment, restructuring and other charges. On May 26, 2011, we terminated or amended various contracts with the former owners of Turf-Seed, Inc. and settled the contingent consideration associated with the acquisition of that entity, resulting in a net charge of $10.3 million. We also recorded severance related restructuring charges of $3.5 million during the third quarter of fiscal 2011.

Other income was $4.2 million and $5.0 million for the third quarter and first nine months of fiscal 2011, respectively, compared to $1.1 million and $6.8 million for the third quarter and first nine months of fiscal 2010, respectively. The increase for the third quarter of fiscal 2011 was primarily due to the elimination of royalties resulting from the settlement with the former owners of Turf-Seed, Inc. The decrease in the first nine months of fiscal 2011 as compared to the same period in the prior year was primarily driven by a gain on the sale of property in the first quarter of fiscal 2010, partially offset by the elimination of royalties resulting from the settlement with the former owners of Turf-Seed, Inc.

Interest expense for the third quarter and first nine months of fiscal 2011 was $14.0 million and $37.3 million, respectively, compared to $11.2 million and $35.0 million for the third quarter and first nine months of fiscal 2010, respectively. We also incurred a $1.2 million charge to write-off deferred financing fees in the third quarter of fiscal 2011 as a result of refinancing our credit facility. The increase in interest expense for the third quarter and first nine months of fiscal 2011 was attributable to an increase in weighted average interest rates as a result of our fiscal 2011 refinancing activities, partially offset by a decrease in average borrowings. Weighted average interest rates increased by approximately 158 basis points and 93 basis points during the third quarter and first nine months of fiscal 2011, respectively. Excluding the impact of foreign exchange rates, average borrowings decreased by approximately $116.9 million and $137.8 million during the third quarter and first nine months of fiscal 2011, respectively. Refer to “NOTE 7. DEBT” of the Notes to Condensed, Consolidated Financial Statements for further details of our borrowing facilities.

The effective tax rate for continuing operations was 36.5% for the first nine months of fiscal 2011, compared to 37.3% for the same period of fiscal 2010. Excluding reserves established in the third quarter of fiscal 2011 for potential fines and penalties associated with the FIFRA investigations and the $1.9 million tax expense recorded in the second quarter of fiscal 2010 related to the disallowance of the Medicare Part D tax deduction, the effective tax rate for continuing operations was 36.0% and 36.8% for the first nine months of fiscal 2011 and 2010, respectively. The effective tax rate used for interim reporting purposes was based on management’s best estimate of factors impacting the effective tax rate for the full fiscal year. Factors affecting the estimated effective tax rate include assumptions as to income by jurisdiction (domestic and foreign), the availability and utilization of tax credits and the existence of elements of income and expense that may not be taxable or deductible, as well as other items. The estimated effective tax rate is subject to revision at fiscal year end as facts and circumstances change. There can be no assurance that the effective tax rate estimated for interim financial reporting purposes will approximate the effective tax rate determined at fiscal year end.

We reported income from continuing operations of $111.7 million, or $1.69 per diluted share, for the third quarter of fiscal 2011 compared to $169.5 million, or $2.50 per diluted share, for the third quarter of fiscal 2010. Income from continuing operations for the first nine months of fiscal 2011 was $193.6 million, or $2.89 per diluted share, versus $233.6 million, or $3.46 per diluted share, for the same period of fiscal 2010. The decrease in income from continuing operations for the third quarter and first nine months of fiscal 2011 was driven primarily by unfavorable weather in most of the U.S., which resulted in lower net sales and decreased profitability driven by unfavorable sales mix, higher commodity costs and increased trade promotions. Diluted average common shares used in the diluted net income per common share calculation were 66.2 million for the third quarter of fiscal 2011 compared to 67.9 million for the same period a year ago. Diluted average common shares used in the diluted net income per common share calculation were 67.1 million for the nine months ended July 2, 2011 versus 67.4 million for the nine months ended July 3, 2010. Diluted average common shares included 1.7 million and 1.5 million equivalent shares for the third quarter and first nine months of fiscal 2011, respectively, to reflect the effect of the assumed conversion of dilutive stock options, restricted stock and restricted stock unit awards. Diluted average common shares included 1.4 million and 1.2 million equivalent shares for the third quarter and first nine months of fiscal 2010, respectively. The decrease in diluted average common shares was primarily driven by repurchases of our common shares, partially offset the exercise of stock options and by an increase in the number of equivalent shares due to additional equity based grants and an increase in our average share price.

We reported a loss from discontinued operations, net of tax, of $0.1 million for the third quarter of fiscal 2011 and income from discontinued operations, net of tax, of $27.7 million for the first nine months of fiscal 2011. Income from discontinued operations, net of tax, was $6.4 million and $3.1 million for the third quarter and first nine months of fiscal 2010, respectively. Income from discontinued operations for the first nine months of fiscal 2011 includes a net after-tax gain of $21.2 on the sale of Global Pro to ICL. The income from discontinued operations in the three and nine months ended July 3, 2010 is attributable to Global Pro’s operations and the sale of the Smith & Hawken intellectual property, partially offset by costs associated with the final closure activities of Smith & Hawken.

SEGMENT RESULTS

Our continuing operations are divided into the following segments: Global Consumer and Scotts LawnService®. This division of reportable segments is consistent with how the segments report to and are managed by our senior management. Reclassifications have been made to prior period segment amounts to reflect changes in the allocation of certain shared expenses among the segments, which in management’s judgment better align those expenses with the associated drivers and benefits. Furthermore, our reportable segments have been revised to reflect the sale of Global Pro, which is now reported in discontinued operations. Our non-European professional seed business was not part of the sale and is now included in Corporate & Other, along with revenues and expenses associated with the Company’s supply agreements with ICL, as well as corporate and administrative expenses.

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

The following table sets forth net sales by segment (in millions):

	September 30,	September 30,	September 30,	September 30,
	THREE MONTHS ENDED		NINE MONTHS ENDED
	JULY 2, 2011	JULY 3, 2010	JULY 2, 2011	JULY 3, 2010
	(UNAUDITED)		(UNAUDITED)
Global Consumer	$951.6	$1,085.9	$2,225.2	$2,314.6
Scotts LawnService®	82.4	81.3	152.2	144.9

Segment total	1,034.0	1,167.2	2,377.4	2,459.5
Corporate & Other	24.9	5.6	41.7	16.8
Roundup® amortization	(0.2)	(0.2)	(0.6)	(0.6)

Consolidated	$1,058.7	$1,172.6	$2,418.5	$2,475.7

The following table sets forth segment income from continuing operations before income taxes (in millions):

	September 30,	September 30,	September 30,	September 30,
	THREE MONTHS ENDED		NINE MONTHS ENDED
	JULY 2, 2011	JULY 3, 2010	JULY 2, 2011	JULY 3, 2010
	(UNAUDITED)		(UNAUDITED)
Global Consumer	$209.9	$289.5	$453.8	$499.8
Scotts LawnService®	22.4	21.9	2.7	(0.7)

Segment total	232.3	311.4	456.5	499.1
Corporate & Other	(16.0)	(27.3)	(79.5)	(77.4)
Roundup® amortization	(0.2)	(0.2)	(0.6)	(0.6)
Other amortization	(3.1)	(2.3)	(8.1)	(7.5)
Product registration and recall matters	(6.8)	(1.5)	(11.0)	(5.8)
Impairment, restructuring and other charges	(13.8)	—	(13.8)	—
Costs related to refinancing	(1.2)	—	(1.2)	—
Interest expense	(14.0)	(11.2)	(37.3)	(35.0)

Consolidated	$177.2	$268.9	$305.0	$372.8

Global Consumer

Global Consumer segment net sales were $951.6 million for the third quarter and $2.23 billion for the first nine months of fiscal 2011, representing a decrease of 12.4% and 3.9% from the third quarter and first nine months of fiscal 2010, respectively. Organic net sales declined by 14.2% and 4.9% for the third quarter and first nine months of fiscal 2011, respectively. The decrease was driven primarily by unit volume declines primarily as a result of unfavorable weather in most of the U.S. during the peak weeks of the lawn and garden season, which negatively impacted consumer activity. Sales were also unfavorably impacted by more competitive promotional landscape and changes in certain retailer strategies within the mass merchant channel. Foreign exchange movements positively impacted net sales by 1.8% and 1.0% for the third quarter and first nine months, respectively.

Organic net sales for U.S. Consumer decreased 17.5% and 6.6% for the third quarter and first nine months of fiscal 2011, respectively, driven primarily by unit volume declines, partially offset by price increases of 0.9% and 1.2% for the third quarter and first nine months of fiscal 2011, respectively. Consumer purchases of our products at our largest U.S. retailers (retail point-of-sale, or “POS”) decreased by 6.3% and 3.5% for the quarter and first nine months of fiscal 2011, respectively. The decrease in U.S. net sales for the third quarter was largely due to lower sales of lawn fertilizers and control products. On a year-to-date basis, net sales declines in lawn fertilizers and controls were partially offset by increased sales of grass seed and growing media. Organic net sales for International Consumer increased by 4.0% and 3.3% for the third quarter and first nine months of fiscal 2011, respectively, driven primarily by unit volume growth, combined with slight increases in pricing. Foreign exchange movements increased International Consumer net sales by 11.4% and 6.0% for the third quarter and first nine months of fiscal 2011, respectively.

Global Consumer segment operating income decreased by $79.6 million and $46.0 million in the third quarter and first nine months of fiscal 2011, respectively. Excluding the impact of foreign exchange movements, Global Consumer segment operating income decreased by $84.5 million and $54.3 million in the third quarter and first nine months of fiscal 2011, respectively. The decrease in operating income was driven by a decrease in net sales accompanied by a decline in gross margin rates of 310 and 20 basis points for the third quarter and first nine months of fiscal 2011, respectively. For the third quarter and first nine months of fiscal 2011 unfavorable sales mix, higher commodity costs and higher trade expenses contributed to the decrease in Global Consumer gross margin rates. The gross margin rate for the third quarter of fiscal 2011 was also negatively impacted by reduced leverage of fixed manufacturing and storage costs. Excluding the impact of foreign exchange movements, Global Consumer SG&A spending decreased $6.3 million for the third quarter of fiscal 2011 and increased $5.7 million for the first nine months of fiscal 2011. Decreases in variable compensation, which had a greater impact on the third quarter, were offset by higher bad debt expense, incremental expenses associated with two new regional offices, as well as incremental marketing and research and development spending.

Scotts LawnService®

Compared to the same periods in the prior fiscal year, Scotts LawnService® net sales increased by $1.1 million and $7.3 million in the third quarter and first nine months of fiscal 2011, respectively, primarily due to customer counts that were approximately 3% higher through July 2, 2011.

Scotts LawnService® segment operating income increased by $0.5 million and $3.4 million in the third quarter and first nine months of fiscal 2011, respectively. The year-to-date fiscal 2011 increase in operating income was primarily driven by higher revenue and lower SG&A, including lower variable compensation.

Corporate & Other

The net operating loss for Corporate & Other decreased by $11.3 million for the third quarter of fiscal 2011 and increased by $2.1 million for the first nine months of fiscal 2011 as compared to the same periods of fiscal 2010. The net operating loss decline for the third quarter was driven by a decrease in variable compensation, whereas the year-to-date fiscal 2011 increase in net operating loss was primarily related to severance costs, consulting fees and the non-recurrence of a gain on a property sale in fiscal 2010, largely offset by lower variable compensation.

Management’s Outlook

We anticipate full year net sales will be roughly flat in fiscal 2011, primarily driven by unfavorable weather conditions in most of the U.S. We anticipate our gross margin rate will decline by at least 50 basis points in fiscal 2011, driven primarily by unfavorable mix, higher commodity costs, increased trade promotional expenses and reduced leverage of fixed manufacturing and storage costs, partially offset by supply chain cost productivity initiatives. Full year SG&A spending is expected to be essentially flat as incremental costs associated with media, marketing, research and development and our regional offices, and higher bad debt expense will be offset by lower variable compensation. We expect interest expense of approximately $51 million, with the increase from fiscal 2010 driven by higher interest rates associated with the Senior Notes issued in January and December 2010 and our senior secured credit facility that was refinanced on June 30, 2011. For all of fiscal 2011, we anticipate income from continuing operations, excluding product registration and recall matters and impairment, restructuring and other charges, to decrease 8% to 11%.

In the long-term, we remain focused on growing cash provided by operating activities and return on invested capital, both of which are important drivers of shareholder value. Our regular quarterly dividend, which we are increasing to $0.30 per common share, will allow us to continue to return cash to shareholders while maintaining our targeted capital structure. In addition, we continue to execute our share repurchase program, with the expectation of investing approximately $358 million for this purpose during fiscal 2011.

For certain information concerning our risk factors, see “PART II. OTHER INFORMATION: ITEM 1A. RISK FACTORS” of this Quarterly Report on Form 10-Q.

LIQUIDITY AND CAPITAL RESOURCES

Operating Activities

Cash used in operating activities totaled $13.5 million for the nine months ended July 2, 2011, compared to cash provided by operating activities of $156.2 million for the comparable period in fiscal 2010. Excluding the impact of discontinued operations, cash provided by operating activities was approximately $70.7 million and $170.2 million for the nine months ended July 2, 2011 and July 3, 2010, respectively. Net income from continuing operations decreased by $40 million during the first nine months of fiscal 2011 primarily as a result of lower net sales, decreased gross profit and a slight increase in SG&A costs. Operating cash flows used to support working capital for continuing operations increased by approximately $70 million for the nine months ended July 2, 2011 compared to the comparable period in fiscal 2010, driven by higher inventories attributable to lower than anticipated sales and increased in accounts receivable due to the timing of third quarter sales in fiscal 2011.

Investing Activities

Cash provided by investing activities totaled $180 million for the nine months ended July 2, 2011, compared to cash used by investing activities of $23.3 million for the comparable period in fiscal 2010. The first nine months of fiscal 2011 included net cash of $253.9 million provided by the sale of Global Pro. In fiscal 2010, we received cash of $23.6 million for the sale of long-lived assets, primarily for the intellectual property of Smith & Hawken. Capital spending increased from $46.9 million in the first nine months of fiscal 2010 to $53.3 million in the first nine months of fiscal 2011. Significant capital projects during the first nine months of fiscal 2011 included a new growing media plant in Missouri, a new liquids bottling plant in Mississippi, improvements at other growing media facilities and investments in information technology. For the first nine months of fiscal 2010, capital spending involved the completion of new production technology to support the national launch of Scotts EZ Seed®, investments to expand our information technology capabilities and improvements at our growing media facilities. Investing activities for the first nine months of fiscal 2011 also included $20 million in payments to the former owners of Turf-Seed, Inc.

Financing Activities

Cash used in financing activities totaled $91.8 million and $121.4 million for the nine months ended July 2, 2011 and July 3, 2010, respectively. Net repayments under our credit facilities were $40 million for the nine months ended July 2, 2011 compared to $307 million for the comparable period in fiscal 2010. Financing activities for the first nine months of fiscal 2011 also included financing and issuance fees of $18.5 million, primarily attributable to the refinancing of our credit facility in June 2011 and our $200 million bond offering in December 2010. Cash returned to shareholders through common share repurchases of $218.7 million and an increase of $23.5 million in dividends paid were also significant elements of cash used in financing activities for the nine months ended July 2, 2011.

Borrowing Agreements

Our primary sources of liquidity are cash generated by operations and borrowings under our credit agreement. On June 30, 2011, Scotts Miracle-Gro and certain of its subsidiaries entered into a senior secured five-year revolving loan facility in the aggregate principal amount of up to $1.7 billion. Under our current structure, we may request an additional $450 million in revolving and/or term commitments, subject to certain specified conditions, including approval from our lenders. Borrowings may be made in various currencies including U.S. dollars, Euros, British pounds, Australian dollars and Canadian dollars.

As of July 2, 2011, there was $1.3 billion of availability under our revolving credit facility, including letters of credit. Under our revolving credit facility, we have the ability to issue letter of credit commitments up to $75 million. At July 2, 2011, we had letters of credit in the aggregate face amount of $26.3 million outstanding.

On January 14, 2010, Scotts Miracle-Gro issued $200 million aggregate principal amount of the 7.25% Senior Notes, the net proceeds of which were used to reduce outstanding borrowings under our then existing senior secured revolving credit facility. The 7.25% Senior Notes represent general unsecured senior obligations of Scotts Miracle-Gro, and were sold to the public at 99.254% of the principal amount thereof, to yield 7.375% to maturity. The 7.25% Senior Notes have interest payment dates of January 15 and July 15, which began on July 15, 2010, and may be redeemed prior to maturity at applicable redemption premiums. The 7.25% Senior Notes contain usual and customary incurrence-based covenants, which include, but are not limited to, restrictions on the incurrence of additional indebtedness, the incurrence of liens and the issuance of certain preferred shares, and the making of certain distributions, investments and other restricted payments, as well as other usual and customary covenants, which include, but are not limited to, restrictions on sale and leaseback transactions, restrictions on purchases for or redemptions of Scotts Miracle-Gro stock and prepayments of subordinated debt, limitations on asset sales and restrictions on transactions with affiliates. The 7.25% Senior Notes mature on January 15, 2018.

On December 16, 2010, Scotts Miracle-Gro issued $200 million aggregate principal amount of the 6.625% Senior Notes, the net proceeds of which were used to reduce outstanding borrowings under our then existing senior secured credit facilities and for general corporate purposes. The Company sold the 6.625% Senior Notes in a private placement exempt from the registration requirements under the Securities Act of 1933, as amended. The 6.625% Senior Notes represent general unsecured senior obligations of Scotts Miracle-Gro and rank equal in right of payment with our existing and future unsecured senior debt, including, without limitation, the 7.25% Senior Notes. The 6.625% Senior Notes have interest payment dates of June 15 and December 15 of each year, commencing on June 15, 2011, and may be redeemed prior to maturity at applicable redemption premiums. The 6.625% Senior Notes contain usual and customary incurrence-base covenants, as well as other usual and customary covenants, substantially similar to those contained in the 7.25% Senior Notes. The 6.625% Senior Notes mature on December 15, 2020.

Certain of Scotts Miracle-Gro’s domestic subsidiaries serve as guarantors of both the 7.25% and the 6.625% Senior Notes. Refer to “NOTE 16. FINANCIAL INFORMATION FOR SUBSIDIARY GUARANTORS AND NON-GUARANTORS” for more information regarding the guarantor entities.

At July 2, 2011, we had outstanding interest rate swap agreements with major financial institutions that effectively converted a portion of our variable-rate debt denominated in U.S. dollars to a fixed rate. Interest payments made between the effective date and expiration date are hedged by the swap agreements, except as noted below. The notional amount, effective date, expiration date and rate of these swap agreements are shown in the table below.

NOTIONAL AMOUNT (IN MILLIONS)	EFFECTIVE DATE (a)	EXPIRATION DATE	FIXED RATE
$ 200	2/14/2007	2/14/2012	5.20%
50	2/14/2012	2/14/2016	3.78%
150(b)	11/16/2009	5/16/2016	3.26%
50(c)	2/16/2010	5/16/2016	3.05%
150(b)	12/20/2011	6/20/2016	2.61%
150(c)	2/7/2012	5/7/2016	2.42%
100(c)	2/21/2012	5/23/2016	2.40%
50(d)	12/6/2012	9/6/2017	2.96%

(a)	The effective date refers to the date on which interest payments were first hedged by the applicable swap agreement.

(b)	Interest payments made during the six-month period of each year that begins with the month and day of the effective date are hedged by the swap agreement.

(c)	Interest payments made during the three-month period of each year that begins with the month and day of the effective date are hedged by the swap agreement.

(d)	Interest payments made during the nine-month period of each year that begins with the month and day of the effective date are hedged by the swap agreement.

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

The 2009 MARP Agreement, as amended by the First Amendment, provides an interest rate that approximates the 7-day LIBOR rate plus 125 basis points. The amendments did not otherwise modify any substantive provisions of the 2009 MARP Agreement. There were no borrowings under the amended 2009 MARP Agreement as of July 2, 2011.

As of July 2, 2011, we were in compliance with all debt covenants. Our senior secured revolving credit facility contains among other obligations, an affirmative covenant regarding our leverage ratio, calculated as indebtedness relative to our earnings before interest, taxes, depreciation and amortization. Under the terms of the senior secured revolving credit facility, the maximum leverage ratio was 3.50 as of July 2, 2011. Our leverage ratio was 1.83 at July 2, 2011. Our senior secured revolving credit facility also includes an affirmative covenant regarding our interest coverage. Under the terms of the senior secured revolving credit facility, the minimum interest coverage ratio was 3.50 for the twelve months ended July 2, 2011. Our interest coverage ratio was 8.51 for the twelve months ended July 2, 2011. We continue to monitor our compliance with the leverage ratio, interest coverage ratio and other covenants contained in the senior secured revolving credit facility and, based upon our current operating assumptions, we expect to remain in compliance with the permissible leverage ratio and interest coverage ratio throughout fiscal 2011. However, an unanticipated charge to earnings, an increase in debt or other factors could materially adversely affect our ability to remain in compliance with the financial or other covenants of our senior secured revolving credit facility, potentially causing us to have to seek an amendment or waiver from our lending group which could result in repricing of our senior secured revolving credit facility. While we believe we have good relationships with our banking group, we can provide no assurance that such a request would be likely to result in a modified or replacement credit facility on reasonable terms, if at all.

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

In addition, there were no changes in the Registrant‘s internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during the Registrant’s fiscal quarter ended July 2, 2011 that have materially affected, or are reasonably likely to materially affect, the Registrant’s internal control over financial reporting.

PART II—OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Other than as discussed in “NOTE 3. PRODUCT REGISTRATION AND RECALL MATTERS” and “NOTE 12. CONTINGENCIES” of the Notes to Condensed, Consolidated Financial Statements, pending material legal proceedings have not changed significantly since those disclosed in Scotts Miracle-Gro’s Annual Report on Form 10-K for the fiscal year ended September 30, 2010.

ITEM 1A. RISK FACTORS

The company’s risk factors as of July 2, 2011 have not changed materially from those described in “ITEM 1A. RISK FACTORS” in Scotts Miracle-Gro’s Annual Report on Form 10-K for the fiscal year ended September 30, 2010.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The payment of future dividends, if any, on common shares of Scott Miracle-Gro will be determined by the Board of Directors in light of conditions then existing, including the Company’s earnings, financial condition and capital requirements, restrictions in financing agreements, business conditions and other factors. The Company’s revolving credit facility restricts future dividend payments to an aggregate of $125 million annually through fiscal year 2013 and $150 million annually beginning in fiscal year 2014 if the Company’s leverage ratio, after giving effect to any such annual dividend payment, exceeds 2.50. The Company’s leverage ratio was 1.83 at July 2, 2011. See “NOTE 7. DEBT” of the Notes to Condensed, Consolidated Financial Statements for further discussion regarding the restrictions on dividend payments.

(c)	Issuer Purchases of Equity Securities

The following table shows the purchases of common shares of Scotts Miracle-Gro (“Common Shares”) made by or on behalf of Scotts Miracle-Gro or any “affiliated purchaser” (as defined in Rule 10b-18(a)(3) under the Securities Exchange Act of 1934, as amended) of Scotts Miracle-Gro for each fiscal month in the three months ended July 2, 2011:

	September 30,	September 30,	September 30,	September 30,
Period	Total Number of Common Shares Purchased(1)	Average Price Paid Per Common Share(2)	Total Number of Common Shares Purchased as Part of Publicly Announced Plans or Programs(3)	Approximate Dollar Value of Common Shares That May Yet be Purchased Under the Plans or Programs(3)
April 3 through April 30, 2011	687,401	$57.90	687,300	$541,489,071
May 1 through May 28, 2011	722,200	$57.97	722,200	$499,620,319
May 29 through July 2, 2011	834,322	$52.03	832,979	$456,283,988

Total	2,243,923	$55.74	2,242,479

(1)	All of the Common Shares purchased during the quarter were purchased in open market transactions. The total number of Common Shares purchased during the quarter includes 1,444 Common Shares purchased by the trustee of the rabbi trust established by the Company as permitted pursuant to the terms of The Scotts Company LLC Executive Retirement Plan (the “ERP”). The ERP is an unfunded, non-qualified deferred compensation plan which, among other things, provides eligible employees the opportunity to defer compensation above specified statutory limits applicable to The Scotts Company LLC Retirement Savings Plan and with respect to any Executive Management Incentive Pay (as defined in the ERP), Performance Award (as defined in the ERP) or other bonus awarded to such eligible employees. Pursuant to the terms of the ERP, each eligible employee has the right to elect an investment fund, including a fund consisting of Common Shares (the “Scotts Miracle-Gro Common Stock Fund”), against which amounts allocated to such employee’s account under the ERP, including employer contributions, will be benchmarked (all ERP accounts are bookkeeping accounts only and do not represent a claim against specific assets of the Company). Amounts allocated to employee accounts under the ERP represent deferred compensation obligations of the Company. The Company established the rabbi trust in order to assist the Company in discharging such deferred compensation obligations. When an eligible employee elects to benchmark some or all of the amounts allocated to such employee’s account against the Scotts Miracle-Gro Common Stock Fund, the trustee of the rabbi trust purchases the number of Common Shares equivalent to the amount so benchmarked. All Common Shares purchased by the trustee are purchased on the open market and are held in the rabbi trust until such time as they are distributed pursuant to the terms of the ERP. All assets of the rabbi trust, including any Common Shares purchased by the trustee, remain, at all times, assets of the Company, subject to the claims of its creditors. The terms of the ERP do not provide for a specified limit on the number of Common Shares that may be purchased by the trustee of the rabbi trust.

(2)	The average price paid per Common Share is calculated on a settlement basis and excludes commissions.

(3)	In August 2010, the Scotts Miracle-Gro Board of Directors authorized the repurchase of up to $500 million of the Common Shares over a four-year period (through September 30, 2014). On May 4, 2011, the Scotts Miracle-Gro Board of Directors authorized the repurchase of up to an additional $200 million of the Common Shares, resulting in authority to repurchase up to a total of $700 million of the Common Shares through September 30, 2014. The dollar amounts in the “Approximate Dollar Value” column reflect the total $700 million authorized repurchase program.

ITEM 6. EXHIBITS

See Index to Exhibits at page 44 for a list of the exhibits included herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

THE SCOTTS MIRACLE-GRO COMPANY

Date: August 10, 2011	/s/ DAVID C. EVANS
David C. Evans
Chief Financial Officer and Executive Vice President, Strategy and Business Development (Principal Financial and Principal Accounting Officer) (Duly Authorized Officer)

THE SCOTTS MIRACLE-GRO COMPANY

QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED JULY 2, 2011

INDEX TO EXHIBITS

EXHIBIT NO.	DESCRIPTION	LOCATION
4.1	Second Amended and Restated Credit Agreement, dated as of June 30, 2011, by and among The Scotts Miracle-Gro Company as the "Borrower" the Subsidiary Borrowers (as defined in the Second Amended and Restated Credit Agreement); the several banks and other financial institutions from time to time parties to the Second Amended and Restated Credit Agreement (the "Lenders"); Bank of America, N.A., as Syndication Agent; Cobank, ACB, BNP Paribas, Credit Agricole Corporate and Investment Bank, Rabobank Nederland, Citizens Bank of Pennsylvania, The Bank of Nova Scotia and Wells Fargo Bank, N.A., as Documentation Agents; and JPMorgan Chase Bank, N.A., as Administrative Agent	Incorporated herein by reference to the Current Report on Form 8-K of The Scotts Miracle-Gro Company (the “Registrant”) filed July 1, 2011 (File No. 1-11593) [Exhibit 4.1]

4.2	Second Amended and Restated Guarantee and Collateral Agreement, dated as of June 30, 2011, made by The Scotts Miracle-Gro Company, each domestic Subsidiary Borrower under the Second Amended and Restated Credit Agreement, and certain of its and their domestic subsidiaries, in favor of JPMorgan Chase Bank, N.A., as Administrative Agent	Incorporated herein by reference to the Registrant’s Current Report on Form 8-K filed July 1, 2011 (File No. 1-11593) [Exhibit 4.2]

10.1	The Scotts Company LLC Executive Severance Plan, adopted on May 4, 2011	Incorporated herein by reference to the Registrant’s Current Report on Form 8-K filed May 10, 2011 (File No. 1-11593) [Exhibit 10.1]

10.2	Form of Tier 1 Participation Agreement under The Scotts Company LLC Executive Severance Plan	Incorporated herein by reference to the Registrant's Current Report on Form 8-K filed May 10, 2011 (File No. 1-11593) [Exhibit 10.2]

10.3	Second Amendment to Employment Agreement, effective as of June 27, 2011, by and between The Scotts Company LLC and Barry Sanders	Incorporated herein by reference to the Registrant's Current Report on Form 8-K filed June 30, 2011 (File No. 1-11593) [Exhibit 10.3]

10.4	First Amendment to Employment Agreement, effective as of June 27, 2011, by and between The Scotts Company LLC and David C. Evans	Incorporated herein by reference to the Registrant's Current Report on Form 8-K filed June 30, 2011 (File No. 1-11593) [Exhibit 10.5]

10.5	Second Amendment, dated as of May 10, 2011, to the Master Accounts Receivable Purchase Agreement, dated as of May 1, 2009, among The Scotts Company LLC as the Company, The Scotts Miracle-Gro Company as the Parent and Credit Agricole Corporate and Investment Bank New York Branch (formerly known as Calyon New York Branch) as the Bank	Incorporated herein by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended April 2, 2011 (File No. 1-11593) [Exhibit 10.7]

31.1	Rule 13a-14(a)/15d-14(a) Certifications (Principal Executive Officer)	*

31.2	Rule 13a-14(a)/15d-14(a) Certifications (Principal Financial Officer)	*

32	Section 1350 Certifications (Principal Executive Officer and Principal Financial Officer)	*

101.INS**	XBRL Instance Document	*

101.SCH**	XBRL Taxonomy Extension Schema	*

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase	*

101.DEF**	XBRL Taxonomy Extension Definition Linkbase	*

101.LAB**	XBRL Taxonomy Extension Label Linkbase	*

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase	*

*	Included herewith

**	Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933 or Section 18 of the Securities Exchange Act of 1934 and otherwise are not subject to liability.