Form 10-K
period 2011-09-30
SCOTTS MIRACLE-GRO CO
filed 2011-11-23
CIK 825542

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2011

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☑

The aggregate market value of Common Shares (the only common equity of the registrant) held by non-affiliates as of April 1, 2011 (the last business day of the most recently completed second quarter) was approximately $2,676,710,155.

There were 60,957,452 Common Shares of the registrant outstanding as of November 18, 2011.

DOCUMENTS INCORPORATED BY REFERENCE:

Portions of the definitive Proxy Statement for the registrant’s 2012 Annual Meeting of Shareholders are incorporated by reference into Part III of this Annual Report on Form 10-K.

PART I

ITEM 1.     BUSINESS

Company Description and Development of the Business

The discussion below provides a brief description of the business conducted by The Scotts Miracle-Gro Company (“Scotts Miracle-Gro” and, together with its subsidiaries, the “Company,” “we” or “us”), including general developments in the Company’s business during the fiscal year ended September 30, 2011 (“fiscal 2011”). For additional information on recent business developments, see “ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS” of this Annual Report on Form 10-K.

We are a leading manufacturer and marketer of branded consumer lawn and garden products. Our products are marketed under some of the most recognized brand names in the industry, including, in North America, Scotts® and Turf Builder® lawn and grass seed products, including the Scotts® LawnPro® Annual 4 Step® Program; Miracle-Gro®, Scotts®, Liquifeed® and Osmocote®1 gardening and landscape products; Ortho®, Roundup®2 and Home Defense® branded insect control, weed control and rodenticide products; and Scotts® and Morning Song® wild bird food products. In the United Kingdom, key brands include Miracle-Gro® plant fertilizers; Weedol® and Pathclear® herbicides; EverGreen® lawn fertilizers; and Levington® gardening and landscape products. Other significant brands in Europe include KB® and Fertiligène® in France; Celaflor®, Nexa Lotte® and Substral® in Germany and Austria; and ASEF®, KB® and Substral® in Belgium, the Netherlands and Luxembourg. We also operate the Scotts LawnService® business, which provides residential and commercial lawn care, tree and shrub care and limited pest control services in the United States.

Our heritage is tied to the 1995 merger of The Scotts Company, which traces its roots to a company founded by O.M. Scott in Marysville, Ohio in 1868, and Stern’s Miracle-Gro Products, Inc., which was formed on Long Island, New York by Horace Hagedorn and Otto Stern in 1951. Scotts Miracle-Gro is an Ohio corporation.

We are dedicated to delivering strong, long-term financial results and outstanding shareholder returns by providing products of superior quality and value to enhance consumers’ outdoor lawn and garden environments. During fiscal 2011, we focused on four key initiatives designed to further strengthen our consumer-facing businesses, bring us closer to the consumer and support our long-term growth objectives:

•

Streamlining our portfolio of businesses to focus on core branded consumer lawn and garden products — We continued to focus our business on our core branded consumer lawn and garden products by completing the sale of our Global Professional business during our second quarter of fiscal 2011. The sale of the Global Professional business followed the wind-down of our Smith & Hawken®[3] business during our first quarter of the fiscal year ended September 30, 2010 (“fiscal 2010”). In addition, we are in the process of winding down the remaining portion of our professional seed business, leaving a portfolio exclusively comprised of consumer-facing businesses.

1	Osmocote® is a registered trademark of Everris International B.V., a subsidiary of Israel Chemicals Ltd.
2	Roundup® is a registered trademark of Monsanto Technology LLC, a company affiliated with Monsanto Company (“Monsanto”).
3

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

•

Ensuring our financing structure supports our long-term growth and cash utilization strategies — The second initiative focused on reconfiguring our financing structure to ensure we have sufficient flexibility to execute our long-term growth and cash utilization strategies:

•

We executed a new credit facility during our third quarter of fiscal 2011. Following the issuance of $200 million aggregate principal amount of 6.625% Senior Notes in our first quarter of fiscal 2011 and the issuance of $200 million aggregate principal amount of 7.25% Senior Notes in our second quarter of fiscal 2010, the new credit facility brought to completion the successful transformation of our financing structure from one comprised solely of bank debt with a single maturity date to one consisting of both bank and bond debt with staggered maturities that come due in 2016, 2018 and 2020.

•

Our revised financing structure provides us with significant freedom to operate within our stated target leverage ratio of 2.0 - 2.5. Within that target range we have sufficient flexibility to execute our long-term strategy of investing approximately two-thirds of our operating cash flow in growth initiatives (equally divided between capital reinvestment and modest acquisitions of additional consumer-facing brands and businesses) and returning the balance to shareholders.

•

During fiscal 2011, our long-term cash utilization strategy resulted in our returning $67.9 million to shareholders in the form of our quarterly dividend, which we increased by 20% in the fourth quarter of fiscal 2011, and $358.7 million through repurchases of our common shares pursuant to our 4-year, $700 million share repurchase program (cumulative purchases under this program total $383.7 million through September 30, 2011). In addition, we invested $72.7 million in capital expenditures and $10.9 million in acquisitions within our growing media and Scotts LawnService® businesses.

•

Restructuring our business to improve operational efficiencies and reposition our cost structure — Having successfully streamlined our business portfolio and reconfigured our financing structure to support long-term growth, our next initiative focused on ensuring that our internal organizational model and cost structure are designed to best help us achieve that growth:

•

During the second half of fiscal 2011, we undertook a restructuring effort designed to improve operational efficiencies and the speed with which key decisions are made. This effort centered on eliminating unnecessary management layers and ensuring that key decision makers have spans of control appropriate for their roles. We anticipate that the resulting reduction in force will ultimately produce $20 – $25 million in annualized savings.

•

Another piece of this initiative involves reducing the amount we spend on indirect purchasing and other non-revenue generating administrative matters. This multi-year effort involves better leveraging our scale to competitively bid out the products and services we buy and ultimately reduce the number of vendors we use across a variety of spending areas. We expect that, over time, this effort will generate cost savings similar to those realized from the organizational restructuring.

•

The final step in repositioning our cost structure involves re-investing the savings generated by the organizational restructuring and indirect purchasing efforts back into our business. Through this initiative, we intend to increase the amount we spend in those areas we believe will help drive the long-term growth of our consumer business, such as advertising and innovation.

•

Continuing to regionalize both our sales and marketing models in order to get closer to the consumer and accelerate category growth and our manufacturing and distribution networks to further reduce costs — During fiscal 2011, we continued to invest in the regional sales, marketing, manufacturing and distribution initiatives that were launched during the fiscal year ended September 30, 2009 (“fiscal 2009”):

•

Within the U.S., we operate regional sales and marketing offices in the North, the Southeast, the Southwest and the West. The regional offices are focused on better understanding and meeting the needs of consumers at the local level, thereby increasing both the overall participation rate in lawn and garden activities and our market share. Our headquarters in Marysville, Ohio continues to support the regional offices with programs and services designed to attract more consumers, enhance support to retailers, and drive innovation in our products, services, programs and operations in order to keep consumers engaged in lawn and garden activities and accelerate category growth.

•

Fiscal 2011 marked year three of a multi-year supply chain initiative to co-join distribution networks for our lawn fertilizer and growing media products at a number of our growing media facilities, which are then shipped directly to our retail customers. To date this initiative has helped eliminate the need for approximately 25% of our third-party warehouse space.

•

We continued to regionalize our manufacturing capabilities through the acquisition of an additional growing media business in Florida, which we anticipate will help further drive cost savings through a combination of reduced freight and inventory investments. We also completed our first full year of operations at our second U.S. liquids manufacturing facility, enabling us to better serve southern U.S. markets.

Business Segments

We divide our business into the following reportable segments:

•	Global Consumer

•	Scotts LawnService®

This division of reportable segments is consistent with how the segments report to and are managed by our senior management. Financial information about these segments for each of the three years ended September 30, 2011 is presented in “NOTE 22. SEGMENT INFORMATION” of the Notes to Consolidated Financial Statements included in this Annual Report on Form 10-K. The reportable segments have been revised from prior periods to reflect the sale of a significant majority of the assets of our previously reported Global Professional business segment, which is now reported in discontinued operations. See “NOTE 2. DISCONTINUED OPERATIONS” of the Notes to Consolidated Financial Statements included in this Annual Report on Form 10-K for additional information regarding the sale of the Global Professional business.

Principal Products and Services

Global Consumer

In our Global Consumer segment, we manufacture and market consumer lawn and garden products in the following categories:

Lawn Care: The lawn care category is designed to help consumers obtain and enjoy the lawn they want. In the United States, products within this category include fertilizer products under the Scotts® and Turf Builder® brand names, grass seed products under the Scotts®, Turf Builder®, EZ Seed®, Water Smart® and PatchMaster® brand names and lawn-related weed, pest and disease control products primarily under the Ortho®, Scotts® and Lawn Pro® brand names, including sub-brands such as Weed B Gon® and GrubEx®. A similar range of products is marketed in Europe under a variety of brands such as EverGreen®, Fertiligène®, Substral®, Miracle-Gro Patch Magic®, Weedol®, Pathclear®, KB® and Celaflor®. The lawn care category also includes spreaders and other durables under the Scotts® brand name, including Turf Builder® EdgeGuard® spreaders, Snap® spreaders, AccuGreen® drop spreaders and Handy Green®II handheld spreaders.

Gardening and Landscape: The gardening and landscape category is designed to help consumers grow and enjoy flower and vegetable gardens and beautify landscaped areas. In the United States, products within this category include a complete line of water soluble plant foods under the Miracle-Gro® brand and sub-brands such as LiquaFeed®, continuous-release plant foods under the Osmocote® and Shake ‘N Feed®

brand names, potting mixes and garden soils under the Miracle-Gro®, Scotts®, Hyponex®, Earthgro® and SuperSoil® brand names, mulch and decorative groundcover products under the Scotts® brand, including the Nature Scapes® sub-brand, landscape weed prevention products under the Ortho® brand, plant-related pest and disease control products under the Ortho® brand, wild bird food and bird feeder products under the Scotts Songbird Selections®, Morning Song® and Country Pride® brand names, and organic garden products under the Miracle-Gro Organic Choice®, Scotts® and Whitney Farms® brand names. Internationally, similar products are marketed under the Miracle-Gro®, Fertiligène®, Substral®, KB®, Celaflor®, ASEF®, Scotts®, Morning Melodies®, Scotts EcoSense®, Fertiligène Naturen®, Substral Naturen®, KB Naturen®, Carre Vert® and Miracle-Gro Organic Choice® brand names.

Home Protection: The home protection category is designed to help consumers protect their homes from pests and maintain external home areas. In the United States, insect control and rodenticide products are marketed under the Ortho® brand name, including insect control products under the Ortho Max® and Bug B Gon Max® sub-brands and rodenticide products under the Home Defense Max® sub-brand, weed control products for hard surfaces (such as patios, sidewalks and driveways) are marketed under the Ortho® brand name, while non-selective weed control products are marketed under the Roundup® brand name. Internationally, products within this category are marketed under the Nexa Lotte®, Fertiligène®, KB®, Home Defence®, Weedol®, Pathclear® and Roundup® brands.

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

Scotts LawnService®

The Scotts LawnService® segment provides residential and commercial lawn care, tree and shrub care and limited pest control services in the United States through periodic applications of fertilizer and control products. As of September 30, 2011, Scotts LawnService® had 83 Company-operated locations as well as 88 locations operated by independent franchisees.

Discontinued Operations

During our second quarter of fiscal 2011 we completed the sale of a significant majority of the assets of our Global Professional business (excluding the non-European professional seed business, “Global Pro”) to Israel Chemicals Ltd. (“ICL”). As a result of the then-pending sale, effective in our first quarter of fiscal 2011 we classified Global Pro as discontinued operations. See “NOTE 2. DISCONTINUED OPERATIONS” of the Notes to Consolidated Financial Statements included in this Annual Report on Form 10-K for additional information regarding the sale of Global Pro.

Principal Markets and Methods of Distribution

We sell our consumer products primarily to home centers, mass merchandisers, warehouse clubs, large hardware chains, independent hardware stores, nurseries, garden centers and food and drug stores through both a direct sales force and our network of brokers and distributors. In addition, during fiscal 2011, we employed approximately 2,800 full-time and seasonal in-store associates within the U.S. to help our retail partners merchandise their lawn and garden departments directly to consumers of our products.

The majority of shipments to customers are made via common carriers or through distributors in the United States and through a network of public warehouses and distributors in Europe. We utilize third parties to manage the primary distribution centers for our Global Consumer business in North America, which are strategically placed across the United States and Canada. The primary distribution centers for our Global Consumer business internationally are located in the United Kingdom, France, Germany and Australia and are also managed by third-party logistics providers. Growing media products are generally shipped direct-to-store without passing through a distribution center. As discussed in “ITEM 1. BUSINESS — Company Description and Development of the Business” of this Annual Report on Form 10-K, fiscal 2011 marked year three of our multi-year plan to co-distribute lawn fertilizer and growing media products directly to our retail customers, which to date has helped eliminate the need for approximately 25% of our third-party warehouse space.

Raw Materials

We purchase raw materials for our products from various sources. We are subject to market risk as a result of the fluctuating prices of raw materials such as urea and other fertilizer inputs, resins, diesel, gasoline, sphagnum peat, grass seed and wild bird food grains. Our objectives surrounding the procurement of these materials are to ensure continuous supply, to minimize costs and to improve predictability. We seek to achieve these objectives through negotiation of contracts with favorable terms directly with vendors. When appropriate, we commit to purchase a certain percentage of our needs in advance of the season to secure pre-determined prices. We also hedge certain commodities, particularly diesel, gasoline and urea, to improve predictability and control costs. Sufficient raw materials were available during fiscal 2011.

Trademarks, Patents and Licenses

We consider our trademarks, patents and licenses to be key competitive advantages. We pursue a vigorous trademark protection strategy consisting of registration and maintenance of key trademarks and proactive monitoring and enforcement activities to protect against infringement. The Scotts®, Miracle-Gro®, Ortho®, Scotts LawnService®, Hyponex® and Earthgro® brand names and logos, as well as a number of product trademarks, including Turf Builder®, Organic Choice®, Home Defense Max® and Weed-B-Gon Max®, are registered in the United States and/or internationally and are considered material to our business.

In addition, we actively develop and maintain a vast portfolio of utility and design patents covering subject matter such as fertilizer, chemical and growing media compositions and processes; grass seed varieties; and mechanical dispensing devices such as applicators, spreaders and sprayers. Our utility patents provide protection generally extending to 20 years from the date of filing, and many of our patents will continue well into the next decade. We also hold exclusive and non-exclusive patent licenses and supply arrangements, permitting the use and sale of additional patented fertilizers, pesticides and mechanical devices. Although our portfolio of patents and patent licenses is important to our success, no single patent or group of related patents is considered significant to any of our business segments or the business as a whole.

Seasonality and Backlog

Our business is highly seasonal, with approximately 75% of our annual net sales occurring in our second and third fiscal quarters combined. Our annual sales are further concentrated in our second and third fiscal quarters by retailers who rely on our ability to deliver products closer to when consumers buy our products, thereby reducing retailers’ pre-season inventories.

We anticipate significant orders for the upcoming spring season will start to be received late in the winter and continue through the spring season. Historically, substantially all orders are received and shipped within the same fiscal year with minimal carryover of open orders at the end of the fiscal year.

Significant Customers

Approximately 89% of our worldwide net sales in fiscal 2011 were made by our Global Consumer segment. Our three largest customers are reported within the Global Consumer segment and are the only customers that individually represent more than 10% of reported consolidated net sales. Approximately 30% of our net sales in fiscal 2011 were made to Home Depot, 18% to Lowe’s and 13% to Walmart. We face strong competition for the business of these significant customers. The loss of any of these customers or a substantial decrease in the volume or profitability of our business with any of these customers could have a material effect on our financial condition, results of operations or cash flows.

Competitive Marketplace

The markets in which we sell our products are highly competitive. In the United States Global Consumer lawn and garden and pest control markets, our products compete against private-label as well as branded products. Primary competitors include Spectrum Brands, Bayer AG, Central Garden & Pet Company, Enforcer Products, Inc., Kellogg Garden Products, Old Castle Retail, Inc. and Lebanon Seaboard Corporation. In addition, we face competition from regional competitors who compete primarily on the basis of price for commodity growing media products.

Internationally, we face strong competition in the Global Consumer lawn and garden market, particularly in Europe. Our competitors in the European Union include Bayer AG, Compo GmbH, Westland Horticulture and a variety of local companies.

We have the second largest market share position in the fragmented U.S. lawn care service market. We compete against TruGreen®, a division of ServiceMaster®, which has a substantially larger share of this market than Scotts LawnService®, as well as numerous regional and local lawn care service operations and national and regional franchisors.

Research and Development

We continually invest in research and development, both in the laboratory and at the consumer level, to improve our products, manufacturing processes, packaging and delivery systems. Spending on research and development was $50.9 million, $47.3 million and $49.8 million in fiscal 2011, fiscal 2010 and fiscal 2009, respectively, including product registration costs of $14.6 million, $12.1 million and $15 million, respectively. In addition to the benefits of our own research and development, we actively seek ways to leverage the research and development activities of our suppliers.

Regulatory Considerations

Local, state, federal and foreign laws and regulations affect the manufacture, sale and application of our products in several ways. For example, in the United States, all products containing pesticides must comply with the Federal Insecticide, Fungicide, and Rodenticide Act of 1947, as amended (“FIFRA”), and be registered with the U.S. Environmental Protection Agency (the “U.S. EPA”) and similar state agencies before they can be sold or distributed. Fertilizer and growing media products are subject to state and foreign labeling regulations. Our manufacturing operations are subject to waste, water and air quality permitting and other regulatory requirements of federal, state and foreign agencies. Our wild bird food business is subject to regulation by the U.S. Food and Drug Administration and various state regulations. Our grass seed products are regulated by the Federal Seed Act and various state regulations. Most states require our Scotts LawnService® business locations and/or technicians to comply with strict licensing requirements prior to applying many of our products. The failure to comply with any of these laws or regulations could have an adverse effect on our business.

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

For more information regarding how compliance with federal, state, local and foreign laws and regulations may affect us, see “ITEM 1A. RISK FACTORS—Compliance with environmental and other public health regulations could increase our costs of doing business or limit our ability to market all of our products” of this Annual Report on Form 10-K.

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

In late April 2008, in connection with the U.S. EPA’s investigation, we conducted a consumer-level recall of certain consumer lawn and garden products and a Scotts LawnService® product. Subsequently, the Company and the U.S. EPA agreed upon a Compliance Review Plan for conducting a comprehensive, independent review of our product registration records. Pursuant to the Compliance Review Plan, an independent third-party firm, Quality Associates Incorporated (“QAI”), reviewed substantially all of our U.S. pesticide product registrations and associated advertisements, some of which were historical in nature and no longer related to sales of our products. The U.S. EPA investigation and the QAI review process resulted in the temporary suspension of sales and shipments of certain products. In addition, as the QAI review process or our internal review identified potential FIFRA registration issues (some of which appear unrelated to the actions of the former associate), we endeavored to stop selling or distributing the affected products until the issues could be resolved. QAI’s review of our U.S. pesticide product registrations and associated advertisements is now substantially complete. The results of the QAI review process did not materially affect our fiscal 2009, fiscal 2010 or fiscal 2011 sales and are not expected to materially affect our fiscal 2012 sales.

In fiscal 2008, we conducted a voluntary recall of certain of our wild bird food products due to a formulation issue. Certain wild bird food products had been treated with pest control additives to avoid insect infestation, especially at retail stores. While the pest control additives had been labeled for use on certain stored grains that can be processed for human and/or animal consumption, they were not labeled for use on wild bird food products. In October 2008, the U.S. Food & Drug Administration concluded that the recall had been completed and that there had been proper disposition of the recalled products. The results of the wild bird food recall did not materially affect our fiscal 2009, fiscal 2010 or fiscal 2011 financial condition, results of operations or cash flows.

Settlement discussions relating to potential fines and/or penalties are a frequent outgrowth of governmental investigations. In that regard, on or about June 30, 2011, we received a Notice of Intent to File Administrative

Complaint (“Notice”) from the U.S. EPA Region 5 with respect to the alleged FIFRA violations. The Notice, which does not set forth a proposed penalty amount, offers us an opportunity to present any information we believe the U.S. EPA should consider prior to filing the complaint and indicates that the U.S. EPA is prepared to meet with us to discuss the alleged violations. We made a timely response to the Notice, and communications between us and the U.S. EPA are underway. We are also engaged in settlement discussions with the U.S. DOJ regarding its criminal investigation.

In June 2008, the California Department of Pesticide Regulation (“CDPR”) issued a request for information to the Company relating to products that had been the subject of the April 2008 recall. We cooperated with that inquiry and reached agreement with CDPR that it would place its investigation on hold pending the completion of our internal audit. In July 2010, CDPR notified us that it planned to proceed with its investigation independent of the U.S. EPA and U.S. DOJ, and in March 2011 we received a letter from CDPR offering to settle the matter without the need for an enforcement proceeding for $245,631. On July 25, 2011, we paid the requested civil penalty and entered into a Settlement Agreement pursuant to which CDPR agreed not to take further civil or criminal action with regard to the affected products.

For more information with respect to additional risks and uncertainties that we may face in connection with the ongoing investigations and for a discussion of the costs and expenses related to the matters discussed above, see “ITEM 1A. RISK FACTORS—The ongoing governmental investigations regarding our compliance with FIFRA could adversely affect our financial condition, results of operations or cash flows” of this Annual Report on Form 10-K and “NOTE 3. PRODUCT REGISTRATION AND RECALL MATTERS” of the Notes to Consolidated Financial Statements included in this Annual Report on Form 10-K.

Other Regulatory Matters

In 2004, we completed negotiations with the Philadelphia District of the U.S. Army Corps of Engineers (the “Corps”) regarding the terms of site remediation and the resolution of the Corps’ civil penalty demand in connection with our prior peat harvesting operations at our Lafayette, New Jersey facility. The final consent decree required us to perform five years of wetland monitoring and to complete additional actions if after five years the monitoring indicated the wetlands had not developed satisfactorily. As site monitoring activities were not initiated until the beginning of 2006, the five-year monitoring period extended until December 2010. Having received notice from the Environmental Defense Section of the U.S. DOJ that the terms of the consent decree had been satisfied, on January 24, 2011, the United States District Court for the District of New Jersey ordered the matter closed.

On or about October 28, 2011, the Pennsylvania Department of Environmental Protection (the “Department”) sent a letter to EG Systems, Inc., d/b/a Scotts LawnService (“SLS”), a wholly-owned, indirect subsidiary of Scotts Miracle-Gro, alleging that on June 30 and July 1, 2010, an SLS employee discharged industrial waste into the waters of the Commonwealth in violation of the Clean Streams Law and the Solid Waste Management Act. The letter indicated that the Department is willing to accept a civil penalty of $200,000 to resolve the matter in lieu of a civil penalty action. We are in the process of formulating our response to the Department.

At September 30, 2011, $3.9 million was accrued for non-FIFRA compliance-related environmental actions, the majority of which is for site remediation. During fiscal 2011, fiscal 2010 and fiscal 2009, we expensed $2.4 million, $0.5 million and $0.8 million, respectively, for non-FIFRA compliance-related environmental matters. We had no material capital expenditures during the last three fiscal years related to environmental or regulatory matters.

Employees

As of September 30, 2011, we employed approximately 6,300 employees. During peak sales and production periods, we employ approximately 9,000 employees, including seasonal and temporary labor.

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

ITEM 1A.    RISK FACTORS

Cautionary Note Regarding Forward-Looking Statements

This Annual Report on Form 10-K, including the exhibits hereto and the information incorporated by reference herein, as well as our 2011 Annual Report to Shareholders (our “2011 Annual Report”), contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which are subject to risks and uncertainties. Other than statements of historical fact, information regarding activities, events and developments that we expect or anticipate will or may occur in the future, including, but not limited to, information relating to our future growth and profitability targets and strategies designed to increase total shareholder value, are forward-looking statements based on management’s estimates, assumptions and projections. Forward-looking statements also include, but are not limited to, statements regarding our future economic and financial condition and results of operations, the plans and objectives of management and our assumptions regarding our performance and such plans and objectives, as well as the amount and timing of repurchases of Scotts Miracle-Gro common shares. Forward-looking statements generally can be identified through the use of words such as “guidance,” “outlook,” “projected,” “believe,” “target,” “predict,” “estimate,” “forecast,” “strategy,” “may,” “goal,” “expect,” “anticipate,” “intend,” “plan,” “foresee,” “likely,” “will,” “should” and other similar words and variations.

Forward-looking statements contained in this Annual Report on Form 10-K and our 2011 Annual Report are predictions only and actual results could differ materially from management’s expectations due to a variety of factors, including those described below. All forward-looking statements attributable to us or persons working on our behalf are expressly qualified in their entirety by such risk factors.

The forward-looking statements that we make in this Annual Report on Form 10-K and our 2011 Annual Report are based on management’s current views and assumptions regarding future events and speak only as of their dates. We disclaim any obligation to update developments of these risk factors or to announce publicly any revisions to any of the forward-looking statements that we make, or to make corrections to reflect future events or developments, except as required by the federal securities laws.

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

The U.S. EPA, U.S. DOJ and related state investigations continue and may result in future state, federal or private rights of action as well as judgments, settlements, fines and/or penalties with respect to known or potential additional product registration issues. At this stage of the investigations, we cannot reasonably estimate the total scope or magnitude of all possible liabilities that could result from known or potential product registration issues. Based on the facts and circumstances known to us at this time (including settlement discussions that have taken place to date), we have established what we believe to be an appropriate reserve. However, it is possible that any fines and/or penalties with respect to the investigations, as well as any judgments, litigation costs or other liabilities relating to such known or potential product registration issues, could exceed the amount of the reserve, possibly materially, and could have an adverse effect on our financial condition, results of operations or cash flows.

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

Local, state, federal and foreign laws and regulations relating to environmental matters affect us in several ways. In the United States, all products containing pesticides must comply with FIFRA and be registered with the U.S. EPA and similar state agencies before they can be sold or distributed. The inability to obtain or maintain such compliance, or the cancellation of any such registration, could have an adverse effect on our business, the severity of which would depend on the products involved, whether another product could be substituted and whether our competitors were similarly affected. We attempt to anticipate regulatory developments and maintain registrations of, and access to, substitute active ingredients, but there can be no assurance that we will be able to avoid or reduce these risks. In the European Union (the “EU”), the European Parliament has adopted various forms of regulation which may substantially restrict or eliminate our ability to market and sell certain of our consumer pesticide products in their current form in the EU. In addition, in Canada, regulations have been adopted by several provinces that substantially restrict our ability to market and sell certain of our consumer pesticide products.

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

In addition, the use of certain pesticide and fertilizer products is regulated by various local, state, federal and foreign environmental and public health agencies. These regulations may include requirements that only certified or professional users apply the product or that certain products be used only on certain types of locations, may require users to post notices on properties to which products have been or will be applied, may require notification to individuals in the vicinity that products will be applied in the future or may ban the use of certain ingredients. Most states require our Scotts LawnService® business locations and/or technicians to comply with strict licensing requirements prior to applying many of our products. Even if we are able to comply with all such regulations and obtain all necessary registrations and licenses, we cannot provide assurance that our products, particularly pesticide products, will not cause injury to the environment or to people under all circumstances. The costs of compliance, remediation or products liability have adversely affected operating results in the past and could materially adversely affect future quarterly or annual operating results.

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

The adequacy of our current non-FIFRA compliance-related environmental reserves and future provisions depends upon our operating in substantial compliance with applicable environmental and public health laws and regulations, as well as the assumptions that we have both identified all of the significant sites that must be remediated and that there are no significant conditions of potential contamination that are unknown to us. A significant change in the facts and circumstances surrounding these assumptions or in current enforcement policies or requirements, or a finding that we are not in substantial compliance with applicable environmental and public health laws and regulations, could have a material adverse effect on future environmental capital expenditures and other environmental expenses, as well as our financial condition, results of operations or cash flows.

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

Our marketing activities may not be successful.

We invest substantial resources in advertising, consumer promotions and other marketing activities in order to maintain, extend and expand our brand image. We intend to increase the amount we spend on advertising activities in fiscal 2012 by as much as $40 million. There can be no assurances that our marketing strategies will be effective or that increasing the amount we invest in advertising activities will result in a corresponding increase in sales of our products. If our marketing initiatives are not successful, we will have incurred significant expenses without the benefit of higher revenues.

Disruptions in availability or increases in the prices of raw materials could adversely affect our results of operations.

We source many of our commodities and other raw materials on a global basis. The general availability and price of those raw materials, particularly urea, can be affected by numerous forces beyond our control, including political instability, trade restrictions and other government regulations, duties and tariffs, price controls, changes in currency exchange rates and weather.

A significant disruption in the availability of any of our key raw materials could negatively impact our business. In addition, increases in the prices of key commodities and other raw materials could adversely affect our ability to manage our cost structure. Market conditions may limit our ability to raise selling prices to offset increases in our raw material costs. The uniqueness of our technologies can limit our ability to locate or utilize alternative inputs for certain products. For certain inputs, new sources of supply may have to be qualified under regulatory standards, which can require additional investment and delay bringing a product to market.

We utilize hedge agreements periodically to fix the prices of a portion of our urea and fuel needs. The hedge agreements are designed to mitigate the earnings and cash flow fluctuations associated with the costs of urea and fuel. However, in periods of declining urea and fuel prices the hedge agreements can have the effect of increasing our expenditures for these raw materials.

Our hedging arrangements expose us to certain counterparty risks.

In addition to commodity hedge agreements, we utilize interest rate swap agreements as a means to hedge our variable interest rate exposure on debt instruments as well as foreign currency swap contracts to manage the exchange rate risk associated with certain intercompany loans with foreign subsidiaries. Utilizing these hedge agreements exposes us to certain counterparty risks. The failure of one or more of these counterparties to fulfill their obligations under the hedge agreements, whether as a result of weakening financial stability or otherwise, could adversely affect our financial condition, results of operations or cash flows.

Economic conditions could adversely affect our business.

Uncertain global economic conditions could adversely affect our business. Negative global economic trends, such as decreased consumer and business spending, high unemployment levels, reduced rates of home ownership and housing starts, high foreclosure rates and declining consumer and business confidence, pose challenges to our business and could result in declining revenues, profitability and cash flow. Although we continue to devote significant resources to support our brands, unfavorable economic conditions may negatively affect consumer demand for our products. Consumers may reduce discretionary spending during periods of economic uncertainty, which could reduce sales volumes of our products or result in a shift in our product mix from higher margin to lower margin products.

The highly competitive nature of our markets could adversely affect our ability to maintain or grow revenues.

Each of our operating segments participates in markets that are highly competitive. Our products compete against national and regional products and private label products produced by various suppliers. Many of our competitors sell their products at prices lower than ours. Our most price sensitive customers may trade down to lower priced products during challenging economic times or if current economic conditions worsen. We compete primarily on the basis of product innovation, product quality, product performance, value, brand strength, supply chain competency, field sales support, the strength of our relationships with major retailers and advertising. Some of our competitors have significant financial resources. The strong competition that we face in all of our markets may prevent us from achieving our revenue goals, which may have a material adverse effect on our financial condition, results of operations or cash flows. Our inability to continue to develop and grow brands with leading market positions, maintain our relationships with key retailers and deliver products on a reliable basis at competitive prices could have a material adverse effect on us.

We may not successfully develop new products or improve existing products or maintain our effectiveness in reaching consumers through rapidly evolving communication vehicles.

Our future success depends, in part, upon our ability to improve our existing products and to develop, manufacture and market new, innovative products to meet evolving consumer needs, as well as our ability to leverage new mediums such as digital media and social networks to reach existing and potential consumers. We cannot be certain that we will be successful in the development, manufacturing and marketing of new products or product innovations which satisfy consumer needs or achieve market acceptance, or that we will develop and market new products or product innovations in a timely manner. If we fail to successfully develop, manufacture and market new or enhanced products or develop product innovations, or if we fail to reach existing and potential consumers, our ability to maintain or grow our market share may be adversely affected, which in turn could materially adversely affect our business, financial condition and results of operations. In addition, the development and introduction of new products and product innovations require substantial research, development and marketing expenditures, which we may be unable to recoup if such new products or innovations do not achieve market acceptance.

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

Global Consumer net sales represented approximately 89% of our worldwide net sales in fiscal 2011. Our top three retail customers together accounted for 61% of our fiscal 2011 net sales and 47% of our outstanding accounts receivable as of September 30, 2011. Home Depot, Lowe’s and Walmart represented approximately 30%, 18% and 13%, respectively, of our fiscal 2011 net sales. The loss of, or reduction in orders from, Home Depot, Lowe’s, Walmart or any other significant customer could have a material adverse effect on our business, financial condition, results of operations or cash flows, as could customer disputes regarding shipments, fees, merchandise condition or related matters. Our inability to collect accounts receivable from one of our major customers, or a significant deterioration in the financial condition of one of these customers, including a bankruptcy filing or a liquidation, could also have a material adverse effect on our financial condition, results of operations or cash flows.

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

We rely on a limited number of suppliers for certain of our raw materials, product components and other necessary supplies, including certain of the active ingredients used in our products. If we are unable to maintain supplier arrangements and relationships, if we are unable to contract with suppliers at the quantity and quality levels needed for our business, or if any of our key suppliers becomes insolvent or experiences other financial distress, we could experience disruptions in production, which could have a material adverse effect on our financial results.

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

Weather conditions in North America and Europe can have a significant impact on the timing of sales in the spring selling season and overall annual sales. An abnormally wet and/or cold spring throughout North America or Europe, abnormally dry periods or droughts, and other severe weather conditions or events could adversely affect fertilizer, pesticide and insecticide sales and, therefore, our financial results.

Our indebtedness could limit our flexibility and adversely affect our financial condition.

As of September 30, 2011, we had $795 million of debt. Our inability to meet restrictive financial and non-financial covenants associated with that debt could adversely affect our financial condition.

Our ability to make payments on our indebtedness, fund planned capital expenditures and acquisitions, pay dividends and make share repurchases depends on our ability to generate cash in the future. This, to some extent, is subject to general economic, financial, competitive, legislative, regulatory and other factors that are beyond our control. We cannot assure you that our business will generate sufficient cash flow from operating activities or that future borrowings will be available to us under our credit facility in amounts sufficient to enable us to pay our indebtedness or to fund our other liquidity needs.

Our credit facility, the indenture governing our 7.25% Senior Notes due 2018 (the “7.25% Senior Notes”) and the indenture governing our 6.625% Senior Notes due 2020 (the “6.625% Senior Notes” and, collectively with the 7.25% Senior Notes, the “Senior Notes”) contain restrictive covenants and cross-default provisions. In addition, our credit facility requires us to maintain specified financial ratios. Our ability to comply with those covenants and satisfy those financial ratios can be affected by events beyond our control. A breach of any of those financial ratio covenants or other covenants could result in a default. Upon the occurrence of such an event of default, the lenders could elect to declare all of the outstanding indebtedness immediately due and payable and terminate all commitments to extend further credit. We cannot assure you that our lenders would waive a default or that we could pay the indebtedness in full if it were accelerated.

Subject to compliance with certain covenants under our credit facility and the indentures governing our Senior Notes, we may incur additional debt in the future. If we incur additional debt, the risks described above could intensify.

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

Our international operations make us susceptible to the costs and risks associated with operating internationally.

We currently operate manufacturing, sales and service facilities outside of the United States, particularly in Canada, France, the United Kingdom and Germany. In fiscal 2011, international net sales, including Canada, accounted for approximately 18% of our total net sales. Accordingly, we are subject to risks associated with operating in foreign countries, including:

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

Failure of our key information technology systems could adversely impact our ability to conduct business.

We rely on information technology systems in order to conduct business, including communicating with employees and our key retail customers, ordering and managing materials from suppliers, shipping products to customers and analyzing and reporting results of operations. While we have taken steps to ensure the security of our information technology systems, our systems may nevertheless be vulnerable to computer viruses, security breaches and other disruptions from unauthorized users. If our information technology systems are damaged or cease to function properly for an extended period of time, whether as a result of a significant cyber incident or otherwise, our ability to communicate internally as well as with our retail customers could be significantly impaired, which may adversely impact our business.

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

If we were to commit a serious default under the Marketing Agreement with Monsanto for consumer Roundup® products, Monsanto may have the right to terminate the Marketing Agreement. If Monsanto were to terminate the Marketing Agreement for cause, we would not be entitled to any termination fee. Monsanto may also be able to terminate the Marketing Agreement within a given region, including North America, without paying us a termination fee if unit volume sales to consumers in that region decline: (i) over a cumulative three-fiscal-year period; or (ii) by more than 5% for each of two consecutive years. If the Marketing Agreement was terminated for any reason, we would also lose all, or a substantial portion, of the significant source of earnings and overhead expense absorption the Marketing Agreement provides.

Hagedorn Partnership, L.P. beneficially owns approximately 30% of our common shares and can significantly influence decisions that require the approval of shareholders.

Hagedorn Partnership, L.P. beneficially owned approximately 30% of our outstanding common shares on a fully diluted basis as of November 18, 2011. As a result, it has sufficient voting power to significantly influence the election of directors and the approval of other actions requiring the approval of our shareholders, including the entering into of certain business combination transactions. In addition, because of the percentage of ownership and voting concentration in Hagedorn Partnership, L.P., elections of our board of directors will generally be within the control of Hagedorn Partnership, L.P. While all of our shareholders are entitled to vote on matters submitted to our shareholders for approval, the concentration of shares and voting control presently lies with Hagedorn Partnership, L.P. As such, it would be difficult for shareholders to propose and have approved proposals not supported by Hagedorn Partnership, L.P. Hagedorn Partnership, L.P. may have an interest in our pursuing transactions that it believes may enhance the value of its equity investment in us, even though such transactions may involve certain risks.

We may pursue acquisitions, dispositions, investments, dividends, share repurchases and/or other corporate transactions that we believe will maximize equity returns of our shareholders but may involve risks.

From time to time, we consider opportunities for acquisitions of businesses, product lines or other assets, potential dispositions and other strategic transactions. For example, in fiscal 2011 we sold our Global Professional business and acquired the assets of a growing media operator in Florida. These types of transactions may involve risks, such as risks of integration of acquired businesses and loss of cash flows and market positions of disposed businesses, the possibility that anticipated synergies from strategic acquisitions may not materialize, and the risk that sales of acquired products may not meet expectations.

In addition, if our business performs according to our financial plan, subject to the discretion of our Board of Directors and to market and other conditions we may, over time, significantly increase the rate of dividends on, and the amount of repurchases of, our common shares. For example, in the fourth quarter of fiscal 2010 we doubled the amount of our quarterly cash dividend, and our Board of Directors authorized the repurchase of up to $500 million of Scotts Miracle-Gro common shares. In fiscal 2011 we increased the amount of our dividend by an additional 20% and our Board of Directors authorized the repurchase of up to an additional $200 million of our common shares. We may further increase the rate of dividends on, and the amount of repurchases of, our common shares in the future.

There can be no assurance that we will effect any of these transactions or activities, but, if we do, certain risks may be increased, possibly materially.

ITEM 1B. UNRESOLVED	STAFF COMMENTS

None.

ITEM 2.    PROPERTIES

We own or lease numerous facilities throughout the world to support our business operations:

•

Global Consumer — We own manufacturing, distribution, research and development and office facilities in Marysville, Ohio; research facilities in Apopka, Florida and Gervais, Oregon; and production facilities in Pearl, Mississippi and Fort Madison, Iowa. We lease a spreader and other durable components manufacturing facility in Temecula, California. In addition, we operate 29 stand-alone growing media facilities in North America—24 of which are owned by the Company and five of which are leased. Most of these facilities include production lines, warehouses, offices and field processing areas. We also lease a fertilizer and growing media manufacturing facility and distribution center in Orrville, Ohio. We own four production facilities for our wild bird food operations in Indiana, South Dakota, South Carolina and Texas. We own a grass seed blending and bagging facility in Albany, Oregon.

We lease facilities for the headquarters of our international business (which also serves as our local French operations office) in Ecully (Lyon), France. We own a blending and bagging facility for growing media in Hautmont, France and a plant in Bourth, France that we use for formulating, blending and packaging plant protection products. We own manufacturing facilities in Howden (East Yorkshire), Hatfield (South Yorkshire), Gretna Green (Gretna) and Sutton Bridge (Spalding), all in the United Kingdom. We own three peat extraction facilities in Scotland and we lease land for peat extraction at two additional locations across the United Kingdom. We lease research and development facilities in Morance (Rhone), France and Cobbitty (NSW), Australia, and we own a research and development facility in Levington (Ipswich), United Kingdom.

•	Scotts LawnService® — We lease facilities for each of our 83 Company-operated Scotts LawnService® locations. The facilities are primarily located in industrial parks.

Our corporate headquarters are located in Marysville, Ohio, where we own or lease approximately 750 acres. We also lease office space for sales, marketing and general operating activities as well as warehouse space throughout North America and continental Europe as needed. We believe that our facilities are adequate to serve their intended purposes and that our property leasing arrangements are satisfactory.

ITEM 3.    LEGAL PROCEEDINGS

As noted in the discussion in “ITEM 1. BUSINESS—Regulatory Considerations—FIFRA Compliance, the Corresponding Governmental Investigations and Similar Matters” and “ITEM 1. BUSINESS—Regulatory Considerations—Other Regulatory Matters” of this Annual Report on Form 10-K, we are involved in several pending environmental and regulatory matters. We believe that our assessment of contingencies is reasonable and that related reserves, in the aggregate, are adequate; however, there can be no assurance that the final resolution of these matters will not have a material effect on our financial condition, results of operations or cash flows.

FIFRA Compliance, the Corresponding Governmental Investigations and Similar Matters

Information with respect to the ongoing investigations and a discussion of the costs and expenses related to such matters is hereby incorporated by reference to “NOTE 3. PRODUCT REGISTRATION AND RECALL MATTERS” of the Notes to Consolidated Financial Statements included in this Annual Report on Form 10-K.

Other Regulatory Matters

On or about October 28, 2011, the Pennsylvania Department of Environmental Protection sent a letter to SLS alleging that on June 30 and July 1, 2010, an SLS employee discharged industrial waste into the waters of the Commonwealth in violation of the Clean Streams Law and the Solid Waste Management Act. The letter indicated that the Department is willing to accept a civil penalty of $200,000 to resolve the matter in lieu of a civil penalty action. We are in the process of formulating our response to the Department.

Other Pending Significant Legal Proceedings

We have been named as a defendant in a number of cases alleging injuries that the lawsuits claim resulted from exposure to asbestos-containing products, apparently based on our historic use of vermiculite in certain of our products. In many of these cases, the complaints are not specific about the plaintiffs’ contacts with us or our products. None of the claims seek damages from us alone. We believe that the claims against us are without merit and are vigorously defending against them. It is not currently possible to reasonably estimate a probable loss, if any, associated with the cases and, accordingly, no accrual or reserves have been recorded in our consolidated financial statements. We are reviewing agreements and policies that may provide insurance coverage or indemnity as to these claims and are pursuing coverage under some of these agreements and policies, although there can be no assurance of the results of these efforts. There can be no assurance that these cases, whether as a result of adverse outcomes or as a result of significant defense costs, will not have a material effect on our financial condition, results of operations or cash flows.

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

We are involved in other lawsuits and claims which arise in the normal course of our business. In our opinion, these claims individually and in the aggregate are not expected to result in a material effect on our financial condition, results of operations or cash flows.

ITEM 4.    (REMOVED AND RESERVED)

SUPPLEMENTAL ITEM.    EXECUTIVE OFFICERS OF THE REGISTRANT

The executive officers of Scotts Miracle-Gro, their positions and, as of November 18, 2011, their ages and years with Scotts Miracle-Gro (and its predecessors) are set forth below.

Name	Age	Position(s) Held	Years with Company
James Hagedorn	56	Chief Executive Officer and Chairman of the Board	24
Barry W. Sanders	47	President	10
David C. Evans	48	Chief Financial Officer and Executive Vice President, Strategy and Business Development	18
Denise S. Stump	57	Executive Vice President, Global Human Resources	11
Vincent C. Brockman	48	Executive Vice President, General Counsel, Corporate Secretary and Chief Ethics & Compliance Officer	9
James R. Lyski	48	Executive Vice President, Chief Marketing Officer	1

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

Mr. Evans was named Chief Financial Officer and Executive Vice President, Strategy and Business Development of Scotts Miracle-Gro on January 1, 2011. Prior to that, he had served as Executive Vice President and Chief Financial Officer of Scotts Miracle-Gro since September 2006. From October 2005 to September 2006, he served as Senior Vice President, Finance and Global Shared Services of The Scotts Company LLC (“Scotts LLC”).

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

Mr. Lyski was named Executive Vice President, Chief Marketing Officer of Scotts Miracle-Gro on April 1, 2011. He had previously served as interim Chief Marketing Officer since February 2011. Prior to joining Scotts Miracle-Gro, Mr. Lyski served as Executive Vice President, Chief Marketing Officer for Nationwide Mutual Insurance Company from October 2006 until January 2011, where he was responsible for corporate strategy, corporate marketing, brand management, advertising and communications. Mr. Lyski serves as President of the Board of Trustees for the Wexner Center Foundation.

PART II

ITEM 5.    MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The common shares of Scotts Miracle-Gro (the “Common Shares”) trade on the New York Stock Exchange under the symbol “SMG.” The quarterly high and low sale prices for the fiscal years ended September 30, 2011 and 2010 were as follows:

	Sale Prices
	High	Low
FISCAL 2011
First quarter	$54.99	$49.25
Second quarter	$58.74	$48.99
Third quarter	$60.62	$48.52
Fourth quarter	$52.17	$39.99
FISCAL 2010
First quarter	$44.14	$38.52
Second quarter	$46.94	$37.50
Third quarter	$49.58	$42.03
Fourth quarter	$52.56	$43.88

A quarterly dividend of $0.125 per Common Share was paid in December, February and June of fiscal 2010. On August 10, 2010, Scotts Miracle-Gro announced that its Board of Directors had increased the quarterly cash dividend to $0.25 per Common Share, which was paid in September of fiscal 2010 and December, March and June of fiscal 2011. On August 8, 2011, Scotts Miracle-Gro announced that its Board of Directors had further increased the quarterly cash dividend to $0.30 per Common Share, which was first paid in September of fiscal 2011. The payment of future dividends, if any, on the Common Shares will be determined by the Board of Directors in light of conditions then existing, including the Company’s earnings, financial condition and capital requirements, restrictions in financing agreements, business conditions and other factors. The Company’s credit facility restricts future dividend payments to an aggregate of $125 million annually through fiscal 2013 and $150 million annually beginning in fiscal 2014 if our leverage ratio, after giving effect to any such annual dividend payment, exceeds 2.50. Our leverage ratio was 1.98 at September 30, 2011. See “NOTE 11. DEBT” of the Notes to Consolidated Financial Statements included in this Annual Report on Form 10-K for further discussion regarding the restrictions on dividend payments.

As of November 18, 2011, there were approximately 33,400 shareholders, including holders of record and our estimate of beneficial holders.

The following table shows the purchases of Common Shares made by or on behalf of Scotts Miracle-Gro or any “affiliated purchaser” (as defined in Rule 10b-18(a)(3) under the Securities Exchange Act of 1934, as amended) of Scotts Miracle-Gro for each of the three fiscal months in the quarter ended September 30, 2011:

Period	Total Number of Common Shares Purchased(1)	Average Price Paid per Common Share(2)	Total Number of Common Shares Purchased as Part of Publicly Announced Plans or Programs(3)	Approximate Dollar Value of Common Shares That May Yet be Purchased Under the Plans or Programs(3)
July 3 through July 30, 2011	840,625	$50.84	840,510	$413,552,023
July 31 through August 27, 2011	1,152,274	$45.13	1,152,149	$361,552,618
August 28 through September 30, 2011	971,749	$46.66	970,261	$316,283,996

Total	2,964,648	$47.25	2,962,920

(1)

All of the Common Shares purchased during the quarter were purchased in open market transactions. The total number of Common Shares purchased during the quarter includes 1,728 Common Shares purchased by the trustee of the rabbi trust established by the Company as permitted pursuant to the terms of The Scotts Company LLC Executive Retirement Plan (the “ERP”). The ERP is an unfunded, non-qualified deferred compensation plan which, among other things, provides eligible employees the opportunity to defer compensation above specified statutory limits applicable to The Scotts Company LLC Retirement Savings Plan and with respect to any Executive Management Incentive Pay (as defined in the ERP), Performance Award (as defined in the ERP) or other bonus awarded to such eligible employees. Pursuant to the terms of the ERP, each eligible employee has the right to elect an investment fund, including a fund consisting of Common Shares (the “Scotts Miracle-Gro Common Stock Fund”), against which amounts allocated to such employee’s account under the ERP, including employer contributions, will be benchmarked (all ERP accounts are bookkeeping accounts only and do not represent a claim against specific assets of the Company). Amounts allocated to employee accounts under the ERP represent deferred compensation obligations of the Company. The Company established the rabbi trust in order to assist the Company in discharging such deferred compensation obligations. When an eligible employee elects to benchmark some or all of the amounts allocated to such employee’s account against the Scotts Miracle-Gro Common Stock Fund, the trustee of the rabbi trust purchases the number of Common Shares equivalent to the amount so benchmarked. All Common Shares purchased by the trustee are purchased on the open market and are held in the rabbi trust until such time as they are distributed pursuant to the terms of the ERP. All assets of the rabbi trust, including any Common Shares purchased by the trustee, remain, at all times, assets of the Company, subject to the claims of its creditors. The terms of the ERP do not provide for a specified limit on the number of Common Shares that may be purchased by the trustee of the rabbi trust.

(2)	The average price paid per Common Share is calculated on a settlement basis and includes commissions.

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

ITEM 6.    SELECTED FINANCIAL DATA

Five-Year Summary(1)

For the fiscal year ended September 30,

	2011	2010	2009	2008	2007
	(In millions, except per share amounts)
OPERATING RESULTS:
Net sales	$2,835.7	$2,898.0	$2,746.4	$2,552.0	$2,472.9
Gross profit	1,003.0	1,075.9	977.7	831.1	878.0
Operating income	247.0	363.1	260.5	125.2	284.2
Income from continuing operations	121.9	200.5	132.6	32.0	130.0
Income (loss) from discontinued operations	46.0	3.6	20.7	(42.9)	(16.6)
Net income (loss)	167.9	204.1	153.3	(10.9)	113.4
ADJUSTED OPERATING RESULTS(2):
Adjusted operating income	$337.7	$390.3	$289.1	$267.5	$293.0
Adjusted income from continuing operations	182.6	218.8	150.7	123.7	146.8
FINANCIAL POSITION:
Working capital	$523.9	$381.3	$382.7	$414.5	$484.5
Current ratio	1.3	1.3	1.3	1.4	1.6
Property, plant and equipment, net	$394.7	$381.3	$356.6	$330.5	$350.8
Total assets	2,052.2	2,164.0	2,220.1	2,156.2	2,277.2
Total debt to total book capitalization(3)	58.7%	45.2%	58.1%	69.6%	70.0%
Total debt	$795.0	$631.7	$810.1	$999.5	$1,117.8
Total shareholders’ equity	559.8	764.5	584.5	436.7	479.3
CASH FLOWS:
Cash flows from operating activities	$122.1	$295.9	$264.6	$200.9	$246.6
Investments in property, plant and equipment	72.7	83.4	72.0	56.1	54.0
Investments in intellectual property	—	—	3.4	4.1	—
Investments in acquisitions, including seller note payments	7.9	0.6	10.7	2.7	21.4
Total cash dividends paid	67.9	42.6	33.4	32.5	543.6
Total purchases of common shares	358.7	25.0	—	—	246.8
PER SHARE DATA:
Earnings per common share from continuing operations:
Basic	$1.88	$3.03	$2.04	$0.50	$1.99
Diluted	1.84	2.97	2.01	0.49	1.94
Adjusted diluted(2)	2.76	3.24	2.28	1.89	2.19
Dividends per common share(4)(5)	1.05	0.625	0.50	0.50	8.50
Stock price at year-end(5)	44.60	51.73	42.95	23.64	42.75
Stock price range—High(5)	60.62	52.56	44.25	46.90	57.45
Stock price range—Low(5)	39.99	37.50	18.27	16.12	40.57
OTHER:
Adjusted EBITDA(6)	$393.0	$440.1	$350.5	$318.4	$382.6
Leverage ratio(6)	1.98	2.00	3.20	3.97	3.56
Interest coverage ratio(6)	7.47	9.40	6.21	3.87	5.37
Weighted average common shares outstanding	64.7	66.3	65.0	64.5	65.2
Common shares and dilutive potential common shares used in diluted EPS calculation	66.2	67.6	66.1	65.4	67.0

(1)

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

On February 28, 2011, we completed the sale of Global Pro to ICL. In conjunction with the transaction, Scotts LLC and ICL entered into several product supply agreements which are generally up to five years in duration, as well as various trademark and technology licensing agreements with varying durations. Our continuing cash inflows and outflows related to these agreements are not considered to be significant in relation to the overall cash flows of Global Pro. Furthermore, none of these agreements permit us to influence the operating or financial policies of Global Pro under the ownership of ICL. Therefore, Global Pro met the criteria for presentation as discontinued operations. As such, effective in the first quarter of fiscal 2011, we classified Global Pro as discontinued operations in accordance with GAAP.

The Selected Financial Data has been retrospectively updated to recast Smith & Hawken and Global Pro as discontinued operations for each period presented.

(2)

The Five-Year Summary includes non-GAAP financial measures, as defined in Item 10(e) of SEC Regulation S-K, of adjusted operating income, adjusted income from continuing operations and adjusted diluted earnings per share from continuing operations, which exclude costs or gains related to discrete projects or transactions. Items excluded during the five-year period ended September 30, 2011 consisted of charges or credits relating to refinancings, impairments, restructurings, product registration and recall matters, discontinued operations, and other unusual items such as costs or gains related to discrete projects or transactions that are apart from and not indicative of the results of the operations of the business. The comparable GAAP measures are reported operating income, reported income from continuing operations and reported diluted earnings per share from continuing operations. Our management believes that these non-GAAP measures are the most indicative of our earnings capabilities and that disclosure of these non-GAAP financial measures therefore provides useful information to investors or other users of the financial statements, such as lenders. A reconciliation of the non-GAAP to the most directly comparable GAAP measures is presented in the following tables:

	2011	2010	2009	2008	2007
	(In millions, except per share data)
Operating income	$247.0	$363.1	$260.5	$125.2	$284.2
Impairment, restructuring and other charges	76.1	18.5	—	91.2	8.8
Product registration and recall matters	14.6	8.7	28.6	51.1	—

Adjusted operating income	$337.7	$390.3	$289.1	$267.5	$293.0

Income from continuing operations	$121.9	$200.5	$132.6	$32.0	$130.0
Impairment, restructuring and other charges, net of tax	48.7	12.7	—	58.4	5.4
Product registration and recall matters, net of tax	12.0	5.6	18.1	33.3	—
Debt refinancing charges, net of tax	—	—	—	—	11.4

Adjusted income from continuing operations	$182.6	$218.8	$150.7	$123.7	$146.8

Diluted earnings per share from continuing operations	$1.84	$2.97	$2.01	$0.49	$1.94
Impairment, restructuring and other charges, net of tax	0.74	0.19	—	0.89	0.08
Product registration and recall matters, net of tax	0.18	0.08	0.27	0.51	—
Debt refinancing charges, net of tax	—	—	—	—	0.17

Adjusted diluted earnings per share from continuing operations	$2.76	$3.24	$2.28	$1.89	$2.19

(3)	The total debt to total book capitalization percentage is calculated by dividing total debt by total debt plus shareholders’ equity.

(4)

Scotts Miracle-Gro began paying a quarterly dividend of $0.125 per Common Share in the fourth quarter of fiscal 2005. On August 10, 2010, Scotts Miracle-Gro announced that its Board of Directors had increased the quarterly cash dividend to $0.25 per Common Share, which was first paid in the fourth quarter of fiscal 2010. On August 8, 2011, Scotts Miracle-Gro announced that its Board of Directors had further increased the quarterly cash dividend to $0.30 per Common Share, which was first paid in the fourth quarter of fiscal 2011.

(5)	Scotts Miracle-Gro paid a special one-time cash dividend of $8.00 per Common Share on March 5, 2007. Stock prices have not been adjusted for this special one-time cash dividend.

(6)

We view our credit facility as material to our ability to fund operations, particularly in light of our seasonality. Please refer to “ITEM 1A. RISK FACTORS—Our indebtedness could limit our flexibility and adversely affect our financial condition” of this Annual Report on Form 10-K for a more complete discussion of the risks associated with our debt and our credit facility and the restrictive covenants therein. Our ability to generate cash flows sufficient to cover our debt service costs is essential to our ability to maintain our borrowing capacity. We believe that Adjusted EBITDA provides additional information for determining our ability to meet debt service requirements. The presentation of Adjusted EBITDA herein is intended to be consistent with the calculation of that measure as required by our borrowing arrangements, and used to calculate a leverage ratio (maximum of 3.50 at September 30, 2011) and an interest coverage ratio (minimum of 3.50 for the year ended September 30, 2011). Our leverage ratio was 1.98 at September 30, 2011 and our interest coverage ratio was 7.47 for the year ended September 30, 2011.

In accordance with the terms of our credit facility, Adjusted EBITDA is calculated as net income or loss before interest, taxes, depreciation and amortization as well as certain other items such as the impact of the cumulative effect of changes in accounting, costs associated with debt refinancing and other non-recurring, non-cash items affecting net income. In addition, non-recurring cash items affecting net income that are incurred between April 3, 2011 and June 30, 2012 in an aggregate amount not to exceed $40 million are also excluded from the determination of Adjusted EBITDA. Our calculation of Adjusted EBITDA does not represent and should not be considered as an alternative to net income or cash flows from operating activities as determined by GAAP. We make no representation or assertion that Adjusted EBITDA is indicative of our cash flows from operating activities or results of operations. We have provided a reconciliation of Adjusted EBITDA to income from continuing operations solely for the purpose of complying with SEC regulations and not as an indication that Adjusted EBITDA is a substitute measure for income from continuing operations.

Interest coverage ratio is calculated as Adjusted EBITDA divided by interest expense, as described in our credit facility, and excludes costs related to refinancings.

Leverage ratio is calculated as average total indebtedness, as described in our credit facility, relative to Adjusted EBITDA.

A numeric reconciliation of Adjusted EBITDA to income from continuing operations is as follows (in millions):

	2011	2010	2009	2008	2007
Income from continuing operations	$121.9	$200.5	$132.6	$32.0	$130.0
Income tax expense from continuing operations	72.9	119.4	75.5	15.6	70.4
Income (loss) from discontinued operations, net of tax (excluding Global Pro sale)	6.5	3.6	20.7	(42.9)	(16.6)
Income tax expense (benefits) from discontinued operations	2.6	7.2	(18.1)	11.1	4.3
Costs related to refinancings	1.2	—	—	—	18.3
Interest	51.0	43.2	52.4	77.6	65.5
Interest expense from discontinued operations	1.7	3.7	4.0	4.6	5.2
Depreciation	50.3	48.5	47.9	53.9	51.4
Amortization	11.4	10.9	12.5	16.4	16.1
Loss on impairment and other charges	64.3	18.5	7.4	136.8	38.0
Product registration and recall matters, non-cash portion	8.7	1.0	2.9	13.3	—
Mark-to-market adjustments on derivatives	0.5	—	—	—	—
Smith & Hawken closure process, non-cash portion	—	(16.4)	12.7	—	—

Adjusted EBITDA	$393.0	$440.1	$350.5	$318.4	$382.6

Please refer to “ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS—Liquidity and Capital Resources” of this Annual Report on Form 10-K for a discussion of our credit facility.

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

Executive Summary

We are dedicated to delivering strong, long-term financial results and outstanding shareholder returns by providing products of superior quality and value to enhance consumers’ outdoor lawn and garden environments. We are a leading manufacturer and marketer of consumer branded products for lawn and garden care in North America and Europe. We are Monsanto’s exclusive agent for the marketing and distribution of consumer Roundup® non-selective herbicide products within the United States and other contractually specified countries. We have a presence in similar consumer branded products in Australia, the Far East and Latin America. We also operate Scotts LawnService®, the second largest U.S. lawn care service business. Our operations are divided into the following reportable segments: Global Consumer and Scotts LawnService®.

On February 28, 2011, we completed the sale of a significant majority of the assets of our Global Professional business (excluding our non-European professional seed business, “Global Pro”) to Israel Chemicals Ltd. (“ICL”) for $270 million in an all-cash transaction, subject to certain adjustments, resulting in $270.9 million net proceeds. For additional information regarding the use of proceeds from the sale of Global Pro, see “NOTE 2. DISCONTINUED OPERATIONS” of the Notes to Consolidated Financial Statements included in this Annual Report on Form 10-K.

Effective in our first quarter of fiscal 2011, we classified Global Pro as discontinued operations. Prior to being reported as discontinued operations, Global Pro was included as part of our former Global Professional business segment. Results for our non-European professional seed business have been classified to Corporate & Other.

During our first quarter of fiscal 2010, all Smith & Hawken stores were closed and substantially all operational activities of Smith & Hawken were discontinued. As a result, effective in our first quarter of fiscal 2010, we classified Smith & Hawken as discontinued operations.

As a leading consumer branded lawn and garden company, our product development and marketing efforts are largely focused on providing innovative and differentiated products and on continually increasing brand and product awareness to inspire consumers and create retail demand. We have successfully applied this model for a number of years by focusing on research and development and investing approximately 4 – 5% of our annual net sales in advertising to support and promote our products and brands. We continually explore new and innovative ways to communicate with consumers. We believe that we receive a significant return on these expenditures and anticipate a similar commitment to research and development, advertising and marketing investments in the future, with the continuing objective of driving category growth and profitably increasing market share.

Our sales in any one year are susceptible to weather conditions in the markets in which our products are sold. For instance, periods of abnormally wet or dry weather can adversely impact sale of certain products, while increasing demand for other products. We believe that our diversified product line and our broad geographic diversification reduce this risk, although to a lessor extent in a year where unfavorable weather is geographically wide-spread and extends across a significant portion of the lawn and garden season. We also believe that weather conditions in any one year, positive or negative, do not materially alter longer-term category growth trends.

Due to the nature of the lawn and garden business, significant portions of our products ship to our retail customers during our second and third fiscal quarters, as noted in the chart below. Our annual sales are further concentrated in the second and third fiscal quarters by retailers who rely on our ability to deliver products closer to when consumers buy our products, thereby reducing retailers’ pre-season inventories.

	Percent of Net Sales from Continuing Operations by Quarter
	2011	2010	2009
First Quarter	8.1%	8.7%	8.5%
Second Quarter	39.9%	36.2%	32.0%
Third Quarter	37.3%	40.5%	42.5%
Fourth Quarter	14.7%	14.6%	17.0%

Management focuses on a variety of key indicators and operating metrics to monitor the financial condition and performance of the continuing operations of our business. These metrics include consumer purchases (point-of-sale data), market share, category growth, net sales (including unit volume, pricing, product mix and foreign exchange movements), organic net sales growth (net sales growth excluding the impact of foreign exchange movements, product recalls and acquisitions), gross profit margins, advertising to net sales ratios, income from operations, income from continuing operations, net income and earnings per share. To the extent applicable, these measures are evaluated with and without impairment, restructuring and other charges as well as product registration and recall matters, which management believes are not indicative of the earnings capabilities of our businesses. We also focus on measures to optimize cash flow and return on invested capital, including the management of working capital and capital expenditures.

The Scotts Miracle-Gro Board of Directors has authorized the repurchase of up to $700 million of our common shares through September 30, 2014. Further, on August 8, 2011, we announced that the Scotts Miracle-Gro Board of Directors increased our quarterly dividend from $0.25 to $0.30 per common share. The decisions to increase the amount of cash we intend to return to our shareholders reflect our continued confidence in the long-term performance of our business, which should allow us to return cash to shareholders while also investing to sustain and grow our key competitive advantages. During fiscal 2011, we repurchased approximately 6.9 million of our common shares in open market transactions for $358.7 million. From the inception of this program in the fourth quarter of fiscal 2010 through fiscal 2011 year-end, we have repurchased approximately 7.4 million of our common shares for $383.7 million.

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

In late April 2008, in connection with the U.S. EPA’s investigation, we conducted a consumer-level recall of certain consumer lawn and garden products and a Scotts LawnService® product. Subsequently, the Company and the U.S. EPA agreed upon a Compliance Review Plan for conducting a comprehensive, independent review of our product registration records. Pursuant to the Compliance Review Plan, an independent third-party firm, Quality Associates Incorporated (“QAI”), reviewed substantially all of our U.S. pesticide product registrations and associated advertisements, some of which were historical in nature and no longer related to sales of our products. The U.S. EPA investigation and the QAI review process resulted in the temporary suspension of sales and shipments of certain products. In addition, as the QAI review process or our internal review identified potential FIFRA registration issues (some of which appear unrelated to the actions of the former associate), we endeavored to stop selling or distributing the affected products until the issues could be resolved. QAI’s review of our U.S. pesticide product registrations and associated advertisements is now substantially complete. The results of the QAI review process did not materially affect our fiscal 2009, fiscal 2010 or fiscal 2011 sales and are not expected to materially affect our fiscal 2012 sales.

In fiscal 2008, we conducted a voluntary recall of certain of our wild bird food products due to a formulation issue. Certain wild bird food products had been treated with pest control additives to avoid insect infestation, especially at retail stores. While the pest control additives had been labeled for use on certain stored grains that can be processed for human and/or animal consumption, they were not labeled for use on wild bird food products. In October 2008, the U.S. Food & Drug Administration concluded that the recall had been completed and that there had been proper disposition of the recalled products. The results of the wild bird food recall did not materially affect our fiscal 2009, fiscal 2010 or fiscal 2011 financial condition, results of operations or cash flows.

Settlement discussions relating to potential fines and/or penalties are a frequent outgrowth of governmental investigations. In that regard, on or about June 30, 2011, we received a Notice of Intent to File Administrative Complaint (“Notice”) from the U.S. EPA Region 5 with respect to the alleged FIFRA violations. The Notice, which does not set forth a proposed penalty amount, offers us an opportunity to present any information that we believe the U.S. EPA should consider prior to filing the complaint and indicates that the U.S. EPA is prepared to meet with us to discuss the alleged violations. We made a timely response to the Notice and communications between us and the U.S. EPA are underway. We are also engaged in settlement discussions with the U.S. DOJ regarding its criminal investigation.

Based on the facts and circumstances known to us at this time (including settlement discussions that have taken place to date), we have established what we believe to be an appropriate reserve. The U.S. EPA, U.S. DOJ and related state investigations continue, however, and may result in future state, federal or private rights of action as well as judgments, settlements, fines and/or penalties with respect to known or potential additional product registration issues. At this stage of the investigations, we cannot reasonably estimate the total scope or magnitude of all possible liabilities that could result from known or potential product registration issues. It is possible that any fines and/or penalties with respect to the investigations, as well as any judgments, litigation costs or other liabilities relating to such known or potential product registration issues, could exceed the amount of the reserve, possibly materially, and could have an adverse effect on our financial condition, results of operations or cash flows.

In June 2008, the California Department of Pesticide Regulation (“CDPR”) issued a request for information to the Company relating to products that had been the subject of the April 2008 recall. We cooperated with that inquiry and reached agreement with CDPR that it would place its investigation on hold pending the completion of our internal audit. In July 2010, CDPR notified us that it planned to proceed with its investigation independent of the U.S. EPA and U.S. DOJ, and in March 2011 we received a letter from CDPR offering to settle the matter without the need for an enforcement proceeding for $245,631. On July 25, 2011, we paid the requested civil penalty and entered into a Settlement Agreement pursuant to which CDPR agreed not to take further civil or criminal action with regard to the affected products.

As a result of these registration and recall matters, we have recorded charges for affected inventory and other registration and recall-related costs. The effects of these adjustments, including the reserve noted above, were pre-tax charges of $14.6 million, $8.7 million and $28.6 million for the fiscal years ended September 30, 2011, 2010 and 2009, respectively. We expect that future charges will include costs associated with the rework of certain finished goods inventories, the potential disposal of certain products and ongoing third-party professional services related to the U.S. EPA, U.S. DOJ and state investigations. It may also be appropriate to establish additional reserves as settlement discussions continue or in connection with other actions or potential liabilities arising in connection with the product registration issues.

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

Results of Operations

We classified Global Pro and Smith & Hawken as discontinued operations, for all periods presented, beginning in our first quarter of fiscal 2011 and our first quarter of fiscal 2010, respectively. As a result, and unless specifically stated, all discussions regarding results for the fiscal years ended September 30, 2011, 2010 and 2009 reflect results from our continuing operations.

The following table sets forth the components of income and expense as a percentage of net sales for the fiscal years ended September 30:

	2011	2010	2009
Net sales	100.0%	100.0%	100.0%
Cost of sales	63.9	62.8	64.0
Cost of sales—impairment, restructuring and other charges	0.6	—	—
Cost of sales—product registration and recall matters	0.1	0.1	0.4

Gross profit	35.4	37.1	35.6
Operating expenses:
Selling, general and administrative	24.3	24.0	25.5
Impairment, restructuring and other charges	2.0	0.6	—
Product registration and recall matters	0.4	0.2	0.6
Other income, net	(0.1)	(0.2)	—

Income from operations	8.8	12.5	9.5
Costs related to refinancing	0.1	—	—
Interest expense	1.8	1.5	1.9

Income from continuing operations before income taxes	6.9	11.0	7.6
Income tax expense from continuing operations	2.6	4.1	2.7

Income from continuing operations	4.3	6.9	4.9
Income from discontinued operations, net of tax	1.6	0.1	0.7

Net income	5.9%	7.0%	5.6%

Net Sales

Consolidated net sales for fiscal 2011 decreased 2.1% to $2.84 billion from $2.90 billion in fiscal 2010. Net sales for fiscal 2010 increased 5.5% from $2.75 billion in fiscal 2009. Organic net sales, which excludes the impact of changes in foreign exchange rates and acquisitions, declined 3.1% in fiscal 2011 after growing 4.8% in fiscal 2010, as outlined in the following table:

	2011	2010
Change in net sales	(2.1)%	5.5%
Acquisitions	(0.1)	—
Foreign exchange rates	(0.9)	(0.7)

Change in organic net sales	(3.1)%	4.8%

Organic net sales in the Global Consumer segment decreased 5.4% in fiscal 2011, driven by a 6.8% decrease in organic net sales in U.S. Consumer as a result of poor weather in the peak weeks of the spring and fall lawn and garden seasons as well as lower sales in the mass merchant retail channel. International Consumer organic net sales increased 1.1% in fiscal 2011, driven primarily by product innovation. Organic net sales in the Scotts LawnService® segment increased 5.1% primarily due to improvements in selling effectiveness, higher customer satisfaction rates and improved customer retention. Corporate & Other had an overall sales increase of $42.7 million in fiscal 2011, approximately 75% of which was attributable to our new supply agreements with ICL.

Organic net sales in the Global Consumer segment increased 5.8% in fiscal 2010, driven by a 6.0% increase in organic net sales in U.S. Consumer solely as a result of unit growth. We believe the U.S. Consumer growth was partially attributable to increased marketing efforts, continued support of the category by our retail partners and product innovation. International Consumer organic net sales increased 4.8%, also driven entirely by unit growth. Organic net sales in the Scotts LawnService® segment declined by 3.0% primarily due to a year-over-year decline in average customer count.

Gross Profit

As a percentage of net sales, our gross margin rate was 35.4% for fiscal 2011 compared to 37.1% for fiscal 2010. Excluding impairment, restructuring and other charges of $3.2 million and product registration and recall matters of $18.3 million, the gross margin rate decreased by 110 basis points in fiscal 2011. The decrease in the gross margin rate was driven by sales growth attributed to the ICL supply agreements at zero margin, unfavorable sales mix within U.S. Consumer, higher cost consumer promotional programs, increased commodity costs and reduced leverage of fixed manufacturing and warehousing costs.

As a percentage of net sales, our gross margin rate was 37.1% for fiscal 2010 compared to 35.6% for fiscal 2009. The increase in the gross margin rate was driven by supply chain cost productivity initiatives, lower average commodity costs, favorable product mix and increased commissions on sales of Roundup® branded products. Product registration and recall matters unfavorably impacted gross margin rates by 10 and 40 basis points for fiscal 2010 and fiscal 2009, respectively.

Selling, General and Administrative Expenses

The following table shows the major components of Selling, General and Administrative expenses (“SG&A”) for each of the three years ended September 30, 2011:

	2011	2010	2009
	(In millions, except percentage figures)
Advertising	$141.0	$140.8	$125.6
Advertising as a percentage of net sales	5.0%	4.9%	4.6%
Other SG&A	$522.1	$528.6	$547.8
Share-based compensation	15.9	16.1	14.1
Amortization of intangibles	9.5	9.8	11.7

	$688.5	$695.3	$699.2

Advertising expense for our Global Consumer segment was $130.3 million in fiscal 2011 compared to $129.8 million in fiscal 2010. This change was driven by a decrease of $2.9 million in U.S. Consumer where increased funds were directed to consumer promotions, offset by an after foreign exchange impact increase of $2.5 million in International Consumer. Advertising expense for our Scotts LawnService® segment was $10.7 million in fiscal 2011 compared to $11.0 million in fiscal 2010.

Advertising expense for our Global Consumer segment was $129.8 million in fiscal 2010 compared to $111.2 million in fiscal 2009, an increase of $18.6 million, or 16.8%, driven by increased spending in U.S. Consumer partially offset by lower spending in International Consumer. Advertising expense for our Scotts LawnService® segment was $11 million in fiscal 2010 compared to $14.4 million in fiscal 2009, a decrease of $3.4 million, reflecting a shift in spending from advertising to direct selling, which is categorized as Other SG&A.

In fiscal 2011, Other SG&A spending decreased $6.5 million, or 1.2%, from fiscal 2010. The primary driver of the decrease was lower variable compensation expense, partially offset by the full year impact associated with operating two additional regional offices which opened in the second half of fiscal 2010, increased bad debt expense, and various other expenses including incremental marketing and research and development costs. In fiscal 2010, Other SG&A spending decreased $19.2 million, or 3.5%, from fiscal 2009, primarily driven by decreased variable compensation expense and lower research and development spending, which were partially offset by increased spending in selling and marketing.

The majority of our share-based awards vest over three years, with the associated expense recognized ratably over the vesting period. In certain cases, such as individuals who are eligible for early retirement based on their age and years of service, the vesting period is shorter than three years. Fiscal 2011 share-based compensation expense was roughly flat to fiscal 2010. The increase in share-based compensation expense in fiscal 2010 was primarily due to the acceleration of expense for certain employees whose equity awards vested in fiscal 2010 upon meeting age and service requirements.

Amortization expense was $9.5 million in fiscal 2011, compared to $9.8 million and $11.7 million in fiscal 2010 and fiscal 2009, respectively. The decline in fiscal 2011 was driven by assets that became fully amortized in fiscal 2011 or fiscal 2010. The decline in fiscal 2010 was driven by assets that became fully amortized in fiscal 2010 or fiscal 2009.

Impairment, Restructuring and Other Charges (included in SG&A)

The breakdown of Impairment, Restructuring and Other Charges (included in SG&A) for each of the three years ended September 30, 2011 is as follows:

	2011	2010	2009
	(In millions)
Product registration and recall matters	$11.4	$5.7	$16.8
Restructuring and other charges	38.4	—	—
Goodwill and intangible assets impairment	19.4	18.5	—

	$69.2	$24.2	$16.8

Product registration and recall costs were $11.4 million in fiscal 2011, compared to $5.7 million and $16.8 million in fiscal 2010 and fiscal 2009, respectively. Fiscal 2011 costs include reserves established in connection with the U.S. EPA and U.S. DOJ investigations, as well as third-party compliance review, legal and consulting fees. Fiscal 2010 and fiscal 2009 costs primarily related to third-party compliance review, legal and consulting fees.

In fiscal 2011 we recorded restructuring and other charges of $38.4 million, primarily related to termination benefits provided to employees who were involuntarily terminated, an early settlement of the contingent consideration associated with our fiscal 2006 acquisition of Turf-Seed, Inc. and other charges associated with our investment in Turf-Seed (Europe) Limited.

Our annual impairment testing, which includes goodwill and indefinite-lived intangibles, is performed as of the first day of our fiscal fourth quarter. Our fourth quarter fiscal 2011 impairment analysis resulted in a non-cash charge of $19.4 million, primarily attributed to the intangible assets and goodwill associated with our wild bird food business, including the Morning Song® tradename. Losses generated by this business over the past two years combined with a revised long-term outlook have negatively impacted the value of this business.

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

Other (Income) Expense, net

Other (income) expense, net, was $1.7 million and $6.7 million of income in fiscal 2011 and fiscal 2010, respectively, compared to expense of $1.2 million for fiscal 2009. The decrease in fiscal 2011 was primarily due to the non-recurrence of gains recognized in fiscal 2010 on the sale of property and other miscellaneous asset disposals. The increase in fiscal 2010 was primarily driven by a gain recorded for the sale of property compared to a loss recorded on the sale of assets in fiscal 2009.

Income from Operations

Income from operations in fiscal 2011 was $247 million compared to $363.1 million in fiscal 2010, a decrease of $116.1 million, or 32.0%. Excluding impairment, restructuring and other charges and product registration and recall costs, income from operations decreased by $52.6 million, or 13.5%, in fiscal 2011, primarily driven by decreased net sales and lower gross margin rates, partially offset by a decrease in SG&A spending.

Income from operations in fiscal 2010 was $363.1 million compared to $260.5 million in fiscal 2009, an increase of $102.6 million. Excluding impairment, restructuring and other charges and product registration and recall costs, income from operations increased by $101.2 million, or 35.0%, in fiscal 2010, primarily driven by increased net sales, higher gross margin rates and lower variable compensation expense, partially offset by higher advertising, selling and marketing spending.

Interest Expense and Refinancing Activities

Interest expense in fiscal 2011 was $51 million compared to $43.2 million and $52.4 million in fiscal 2010 and fiscal 2009, respectively. The increase in fiscal 2011 was primarily due to an increase in weighted average interest rates as a result of our fiscal 2011 refinancing activities, partially offset by a decrease in average borrowings. Weighted average interest rates increased by approximately 118 basis points in fiscal 2011 compared to fiscal 2010. Excluding the impact of foreign exchange rates, average borrowings decreased by approximately $87.3 million during fiscal 2011. In fiscal 2011, we also wrote-off $1.2 million of deferred financing fees as a result of refinancing our credit facility.

The decrease in fiscal 2010 was primarily due to a reduction in average debt outstanding of approximately $215 million, excluding the impact of foreign exchange rates. Weighted-average interest rates in fiscal 2010 were essentially flat compared to fiscal 2009.

Income Tax Expense

A reconciliation of the federal corporate income tax rate and the effective tax rate on income from continuing operations before income taxes for each of the three years ended September 30 is summarized below:

	Year Ended September 30,
	2011	2010	2009
Statutory income tax rate	35.0%	35.0%	35.0%
Effect of foreign operations	(0.4)	(0.2)	(0.3)
State taxes, net of federal benefit	2.8	2.7	2.1
Change in state NOL and credit carryforwards	(0.1)	0.1	—
Research & Development tax credit	(0.2)	—	(0.5)
Effect of goodwill impairment and other permanent differences	—	(0.6)	(0.8)
Resolution of prior tax contingencies	0.8	0.3	1.0
Other	(0.5)	—	(0.2)

Effective income tax rate	37.4%	37.3%	36.3%

The effective tax rate for continuing operations was 37.4% for fiscal 2011, compared to 37.3% for fiscal 2010 and 36.3% for fiscal 2009. Excluding reserves established for potential fines and penalties associated with the FIFRA investigations, the effective tax rate for continuing operations was 36.0% for fiscal 2011. Excluding the income tax expense related to the disallowance of the Medicare Part D tax deduction, the effective tax rate for continuing operations was 36.7% for fiscal 2010. Additional factors impacting the fiscal 2010 effective tax rate were an increase in state tax rates as well as the expiration of the research and development tax credit.

Income and Earnings per Share from Continuing Operations

We reported income from continuing operations of $121.9 million, or $1.84 per diluted share, in fiscal 2011 compared to income from continuing operations of $200.5 million, or $2.97 per diluted share, in fiscal 2010. In fiscal 2011, we incurred costs of $76.1 million relating to impairment, restructuring and other charges, as well as $14.6 million in costs associated with product registration and recall matters. In fiscal 2010, we incurred $18.5 million of impairment charges, as well as $8.7 million in costs associated with product registration and recall matters. Excluding these items, adjusted income from continuing operations was $182.6 million in fiscal 2011 compared to $218.8 million in fiscal 2010, a decrease of $36.2 million, primarily driven by decreased net sales, lower gross margin rates and higher interest expense, and partially offset by a decrease in SG&A spending. Diluted weighted-average common shares outstanding decreased from 67.6 million in fiscal 2010 to 66.2 million in fiscal 2011. The decrease was primarily driven by repurchases of our common shares, partially offset by the exercise of stock options and by an increase in the number of dilutive equivalent shares. Dilutive equivalent shares for fiscal 2011 and fiscal 2010 were 1.5 million and 1.3 million, respectively. The increase in equivalent shares was due to additional equity based grants and an increase in our average share price.

We reported income from continuing operations of $200.5 million, or $2.97 per diluted share, in fiscal 2010 compared to income from continuing operations of $132.6 million, or $2.04 per diluted share, in fiscal 2009. Fiscal 2010 was unfavorably impacted by $18.5 million of impairment charges, as well as $8.7 million in costs associated with product registration and recall matters. Fiscal 2009 was unfavorably impacted by $28.6 million of costs related to product registration and recall matters. Excluding these items, adjusted income from continuing operations was $218.8 million in fiscal 2010 compared to $150.7 million in fiscal 2009, an increase of $68.1 million, primarily driven by increased net sales, higher gross margin rates and lower variable compensation expense, partially offset by increased spending in media, selling and marketing. Diluted weighted-average common shares outstanding increased from 66.1 million in fiscal 2009 to 67.6 million in fiscal 2010. Diluted average common shares included 1.3 million and 1.1 million equivalent shares for fiscal 2010 and fiscal 2009, respectively. The increase in diluted average common shares was driven by an increase in our average share price and stock option exercises.

Income from Discontinued Operations

In our second quarter of fiscal 2011 we completed the sale of Global Pro to ICL. As a result of the then-pending sale, effective in the first quarter of fiscal 2011, we began presenting Global Pro as discontinued operations. Further, in our first quarter of fiscal 2010, we began presenting Smith & Hawken as discontinued operations. Prior periods have been reclassified to conform to these presentations.

Income from discontinued operations, net of tax, was $46 million, $3.6 million and $20.7 million in fiscal 2011, fiscal 2010 and fiscal 2009, respectively. Fiscal 2011 includes a net after-tax gain of $39.5 million on the sale of Global Pro to ICL. Fiscal 2010 is comprised of $11.9 million of income relating to Global Pro’s operations and $18 million from the sale of the Smith & Hawken intellectual property, offset by costs associated with the final closure activities of Smith & Hawken. In fiscal 2009, the results of Global Pro’s operations generated $22 million of income, partially offset by losses associated with Smith & Hawken of $1.3 million.

Segment Results

Our continuing operations are divided into the following reportable segments: Global Consumer and Scotts LawnService®. This division of reportable segments is consistent with how the segments report to and are managed by the chief operating decision maker of the Company. We have made reclassifications to prior period segment amounts as a result of the change in our internal organization structure associated with the sale of a significant majority of our previously reported Global Professional segment, which is now reported in discontinued operations. Our non-European professional seed business was not part of the sale and is now included in Corporate & Other, along with revenues and expenses associated with the Company’s supply agreements with ICL, as well as corporate general and administrative expenses and certain other income/expense items not allocated to the business segments.

We evaluate segment performance based on several factors, including income from continuing operations before amortization, product registration and recall costs, and impairment, restructuring and other charges. Management uses this measure of operating profit to gauge segment performance because we believe this measure is the most indicative of performance trends and the overall earnings potential of each segment.

The following tables present segment information for each of the three years ended September 30:

Net Sales by Segment

	2011	2010	2009
	(In millions)
Global Consumer	$2,533.2	$2,649.7	$2,485.3
Scotts LawnService®	235.6	224.1	231.1

Segment total	2,768.8	2,873.8	2,716.4
Corporate & Other	67.7	25.0	31.1
Roundup® amortization	(0.8)	(0.8)	(0.8)
Product registration and recall matters-returns	—	—	(0.3)

Consolidated	$2,835.7	$2,898.0	$2,746.4

Income from Continuing Operations before Income Taxes by Segment

	2011	2010	2009
	(In millions)
Global Consumer	$425.6	$490.7	$411.8
Scotts LawnService®	25.9	21.0	14.0

Segment total	451.5	511.7	425.8
Corporate & Other	(102.4)	(110.7)	(124.2)
Roundup® amortization	(0.8)	(0.8)	(0.8)
Other amortization	(10.6)	(9.9)	(11.7)
Product registration and recall matters	(14.6)	(8.7)	(28.6)
Impairment, restructuring and other charges	(76.1)	(18.5)	—
Costs related to refinancing	(1.2)	—	—
Interest expense	(51.0)	(43.2)	(52.4)

Consolidated	$194.8	$319.9	$208.1

Global Consumer

Global Consumer segment net sales declined 4.4% from $2.65 billion in fiscal 2010 to $2.53 billion in fiscal 2011. Organic net sales in the Global Consumer segment decreased 5.4% in fiscal 2011, which includes a favorable impact from price increases of 1.1%. Organic net sales in the U.S. decreased by 6.8% as a result of poor weather in the peak weeks of the spring and fall lawn and garden seasons as well as lower sales in the mass merchant retail channel. Purchases of our products at our largest U.S. retailers (retail point-of-sale, or “POS”) decreased by 3.6%. The difference between the decline in net sales and retailer POS is primarily attributable to increased promotional programs through our trade partners and reduced inventories at retail. International Consumer organic net sales increased 1.1% in fiscal 2011, primarily attributable to unit volume growth as a result of product innovation and slight increases in net pricing. The increase in International Consumer net sales was primarily driven by strong growth in Canada and Central Europe.

Global Consumer segment income for fiscal 2011 was $425.6 million, a decrease of $65.1 million, or 13.3%, compared to fiscal 2010. Excluding the impact of foreign exchange movements, segment income decreased by $73.8 million, or 15.1%, from fiscal 2010. The decrease in segment income for fiscal 2011 was primarily driven by the decrease in net sales, a gross margin rate decline of 60 basis points and an increase in SG&A expenses. The decreased gross margin rate was primarily the result of unfavorable sales mix, higher consumer promotional programs, increased commodity costs and reduced leverage of fixed manufacturing and warehousing costs. The increase in SG&A spending primarily related to costs associated with the full year impact of operating two additional regional offices which opened in the second half of fiscal 2010, increased expenses for marketing and research and development activities, partially offset by a decrease in variable compensation expense.

Global Consumer segment net sales increased 6.4% from $2.49 billion in fiscal 2009 to $2.65 billion in fiscal 2010. Organic net sales growth for fiscal 2010 was 5.8%, driven by 6.7% unit growth partially offset by price decreases on certain commodity and private label products, along with aggressive customer-focused promotional spending. Foreign exchange movements favorably impacted net sales by 0.8% for fiscal 2010. Within Global Consumer, organic net sales in the United States increased 6.0% for fiscal 2010, which included 7.1% unit growth. POS at our largest U.S. retailers increased 4.7% for fiscal 2010, driven by higher sales in growing media, Roundup® branded products, plant foods and grass seed. Our grass seed business benefited from the national launch of our Scotts EZ Seed® product. Organic net sales in International Consumer increased 4.8% for fiscal 2010, almost entirely as a result of unit growth. The increase in International Consumer net sales was primarily driven by double-digit sales growth in Canada and the United Kingdom, which both benefited from new product launches.

Global Consumer segment income for fiscal 2010 was $490.7 million, an increase of $78.9 million, or 19.2%, compared to fiscal 2009. Excluding the impact of foreign exchange movements, segment income increased by $75 million, or 18.2%, for fiscal 2010. The increase in segment income was primarily driven by the increase in net sales accompanied by a gross margin rate improvement of 110 basis points for fiscal 2010. The increased gross margin rate was primarily the result of declines in material costs, favorable product mix and increased commissions on sales of Roundup® branded products. The improvements in net sales and gross margin rates were partially offset by increases in SG&A spending, primarily related to strategic investments in advertising, selling and marketing.

Scotts LawnService®

Scotts LawnService® net sales increased by $11.5 million, or 5.1%, to $235.6 million in fiscal 2011, primarily due to improved sales efforts, higher customer satisfaction rates and improved customer retention. Scotts LawnService® segment income increased $4.9 million to $25.9 million in fiscal 2011. The improved operating results were driven by higher sales and lower SG&A spending, partially offset by a decline in the gross margin rate as a result of higher fuel and urea costs, investments in mobile technology for service trucks and higher benefits costs.

Scotts LawnService® net sales decreased by $7.0 million, or 3.0%, to $224.1 million in fiscal 2010, primarily as a result of the year-over-year decline in average customer count. Despite the decline in net sales, Scotts LawnService® segment income increased $7.0 million to $21 million in fiscal 2010. The improved operating results were driven by efficiencies resulting from higher customer counts during its peak third and fourth quarter selling season, gross margin rate improvement due to lower product and fuel costs and increased labor productivity, as well as lower SG&A spending.

Corporate & Other

Net sales for Corporate & Other increased $42.7 million to $67.7 million in fiscal 2011, primarily due to our ICL supply agreements, which commenced shortly after the sale of Global Pro in our second quarter of fiscal

2011. Net expense for Corporate & Other decreased by $8.3 million in fiscal 2011, driven by a decline in variable compensation, offset by severance costs, consulting fees and the non-recurrence of a gain recorded on the sale of property in fiscal 2010. Net expense for Corporate & Other decreased by $13.5 million in fiscal 2010, driven by a decline in variable compensation and third-party legal fees, as well as a gain recorded for the sale of property.

Management’s Outlook

We believe the long-term fundamentals of our business are strong, and our broad strategies for value accretion remain substantially unchanged. However, in light of the challenges and overall disappointing results of fiscal 2011, we re-examined our strategies and tactics and determined certain adjustments were required to give us greater confidence in our ability to increase consumer participation, category growth and our market share. As we are focused on long-term value creation, we do not expect all of our actions in fiscal 2012 to have short-term benefits.

The following are general themes that help shape our financial expectations for 2012:

•

We expect at least 6 percent organic top line growth in our Global Consumer and Scotts LawnService® reportable segments on the basis of modest category growth supported by more normal weather relative to fiscal 2011, increased commitment to marketing and media, innovation and modest net pricing.

•

We expect commodity inflation of approximately $80 million, with only about half recovered through pricing and adjustments to trade programs. We expect a modest benefit from improved product mix as the unfavorable weather in fiscal 2011 disproportionately impacted our higher margin product categories.

•

We are planning to significantly step up our media and marketing initiatives, with increases in advertising of up to $40 million. We plan on reinstating some form of variable compensation for over 1,800 associates who participate in incentive programs globally, the majority of whom received no payout in fiscal 2011. We typically budget $30 to $35 million for this expenditure. Partially offsetting these increases will be benefits accruing from the fiscal 2011 restructuring programs of about $17 million, as well as savings from other long-term indirect purchasing initiatives.

•

We expect interest expense to increase about $10 million based on the combined full year effect of our new credit facility and the bonds issued last December, as well as a projected increase in average debt as we work to navigate within our 2.0 to 2.5 times debt leverage objective.

•

We expect a benefit from shares repurchased during fiscal 2011. While shares repurchased in fiscal 2011 were influenced by proceeds from the divestiture of Global Pro, we expect to significantly moderate our share repurchase activity in fiscal 2012 in the context of our broader capital deployment strategy. Over the longer-term, we plan to target one-third of our operating cash flow for return to shareholders, including our dividend, with the remaining two-thirds targeted to fund capital expenditures for organic as well as acquisitive growth. Absent appropriate acquisition opportunities, we intend to return excess cash to shareholders, though we will balance this with our objective of maintaining debt leverage of 2.0 to 2.5 times. We expect our fiscal 2012 fully diluted share count to be approximately 62.5 million.

•

We expect our first quarter fiscal 2012 loss to materially increase versus fiscal 2011. Sales will be lower as retailers strive to end their fiscal years leaner on inventory, and gross margin rate will be lower for the reasons described above and as a result of less fully-leveraged fixed manufacturing and warehousing costs. SG&A in the first quarter will likely be lower than prior year, though not nearly enough to offset the impacts of lower volume and gross margin rate. In addition, the first quarter will see a disproportionate amount of the full year increase in interest expense, primarily as a function of the timing of our fiscal 2011 bond issuance and execution of our new credit facility.

For certain information concerning our risk factors, see “ITEM 1A. RISK FACTORS” of this Annual Report on Form 10-K.

Liquidity and Capital Resources

Operating Activities

Cash provided by operating activities decreased by $173.8 million to $122.1 million in fiscal 2011 from $295.9 million in fiscal 2010. Excluding the impact of discontinued operations, cash provided by operating activities decreased by $128.1 million to $181.3 million in fiscal 2011 compared to $309.4 million in fiscal 2010. Excluding discontinued operations and non-cash operating expenses, income from continuing operations decreased by approximately $75 million primarily due to lower net sales and lower gross margin rates. In addition, operating cash flows were used to support higher working capital for continuing operations, which increased by approximately $50 million in fiscal 2011. This increase was driven by higher inventories as a result of lower than anticipated sales and a decline in other current liabilities primarily due to lower variable compensation accruals.

Cash provided by operating activities increased by $31.3 million from $264.6 million in fiscal 2009 to $295.9 million in fiscal 2010. Net income plus non-cash impairment and other charges, share-based compensation expense, depreciation and amortization increased by $65.1 million, from $233.3 million in fiscal 2009 to $298.4 million in fiscal 2010, driven primarily by higher operating income in our Global Consumer segment. Fiscal 2010 operating cash flows were favorably impacted by a decrease in inventory reflecting lower input costs and the elimination of Smith & Hawken inventories. The impact of the decrease in inventory was partially offset by a corresponding decrease in accounts payable and a decline in other current liabilities primarily due to lower variable compensation accruals.

The seasonal nature of our operations generally requires cash to fund significant increases in inventories during the first half of the fiscal year. Receivables and payables also build substantially in the second quarter of the fiscal year in line with the timing of sales to support our retailers’ spring selling season. These balances liquidate during the June through September period as the lawn and garden season unwinds. Unlike our core Global Consumer segment, Scotts LawnService® typically has its highest receivables balance in the fourth quarter because of the seasonal timing of customer applications and à la carte service revenues.

Investing Activities

Cash provided by investing activities totaled $153.5 million in fiscal 2011, as compared to cash used in investing activities of $58.9 million for fiscal 2010. Fiscal 2011 investing activities included net cash of $253.6 million provided by the sale of Global Pro. In fiscal 2010, we received cash of $24.5 million for the sale of long-lived assets, primarily for the intellectual property of Smith & Hawken. Capital spending decreased from $83.4 million in fiscal 2010 to $72.7 million in fiscal 2011. Significant capital projects during fiscal 2011 included a new growing media plant in Missouri, additional capital for our liquid production facility in Mississippi, improvements at various other growing media production facilities and investments in information technology. Further, during fiscal 2011 we completed several acquisitions with total cash paid of $7.6 million.

Cash used in investing activities totaled $58.9 million in fiscal 2010 compared to $83.3 million for fiscal 2009. Capital spending, including investments in intellectual property, increased by $8.0 million from $75.4 million in fiscal 2009 to $83.4 million in fiscal 2010. The fiscal 2010 increase in capital spending was largely driven by investments in increased manufacturing capacity for our growing media business, the acquisition of a second manufacturing facility for liquid production in the Southeast United States and the completion of new production technology to support the national launch of Scotts EZ Seed®.

Further, during the first quarter of fiscal 2010, we received $24.5 million related to the sale of long-lived assets, including the sale of the intellectual property of Smith & Hawken, in addition to the sale of certain property, plant and equipment.

For the three years ended September 30, 2011, our capital spending was allocated as follows: 41.9% for expansion and maintenance of Global Consumer productive assets; 31.6% for new productive assets supporting our Global Consumer segment; 13.3% to expand our information technology and transformation and integration capabilities; 2.1% for expansion and upgrades of Scotts LawnService® facilities; and 11.1% for Corporate & Other assets.

Financing Activities

Financing activities used cash of $230.7 million and $216.3 million in fiscal 2011 and fiscal 2010, respectively. Cash returned to shareholders through Common Share repurchases of $358.7 million and dividends of $67.9 million were significant elements of cash used in financing activities in fiscal 2011. Net repayments under our credit facilities were $22 million in fiscal 2011, compared to $370 million in fiscal 2010. Financing activities in fiscal 2011 also included debt financing and issuance fees of $18.9 million attributable to the refinancing of our then existing credit facilities in June 2011 and our $200 million bond offering in December 2010, the proceeds of which were used to reduce outstanding borrowings under our then existing credit facilities and for general corporate purposes. In addition, cash received from the exercise of stock options increased by $9.0 million in fiscal 2011 compared to fiscal 2010.

Financing activities used cash of $216.3 million and $194 million in fiscal 2010 and fiscal 2009, respectively. Net repayments primarily under our then existing credit facilities were $370 million in fiscal 2010, compared to $178 million in fiscal 2009. Financing activities in fiscal 2010 included the issuance of the 7.25% Senior Notes on January 14, 2010, yielding net proceeds of $198.5 million, which were used to reduce outstanding borrowings under our then existing credit facilities. The issuance of the 7.25% Senior Notes resulted in financing and issuance fees of $5.5 million in fiscal 2010. In addition, we began the execution of our share repurchase program, acquiring nearly $25 million of our Common Shares in the fourth quarter of fiscal 2010. Furthermore, dividends paid in fiscal 2010 increased by $9.2 million. These increased cash outflows were partially offset by a $7.7 million increase in cash received from the exercise of stock options compared to fiscal 2009.

Borrowing Arrangements

Our primary sources of liquidity are cash generated by operations and borrowings under our credit agreement which is guaranteed by substantially all of Scotts Miracle-Gro’s domestic subsidiaries. On June 30, 2011, Scotts Miracle-Gro and certain of its subsidiaries entered into a second amended and restated senior secured credit facility, providing for revolving loans in the aggregate principal amount of up to $1.7 billion over a five-year term. Borrowings may be made in various currencies including U.S. dollars, Euros, British pounds, Australian dollars and Canadian dollars. Under this credit facility, we may request up to an additional $450 million in revolving and/or term commitments, subject to certain specified conditions, including approval from our lenders. The credit facility replaced our previous senior secured credit facilities, which were comprised of: (a) a senior secured revolving loan facility in the aggregate principal of up to $1.59 billion and (b) a senior secured term loan facility totaling $560 million. The previous credit facilities were scheduled to expire in February 2012.

Under our credit facility, we have the ability to issue letter of credit commitments up to $75 million. At September 30, 2011, we had letters of credit in the aggregate face amount of $30.4 million outstanding and $1.3 billion of availability under our credit facility. “NOTE 11. DEBT” of the Notes to Consolidated Financial Statements included in this Annual Report on Form 10-K provides additional information regarding our borrowing arrangements.

On January 14, 2010, Scotts Miracle-Gro issued $200 million aggregate principal amount of the 7.25% Senior Notes, the net proceeds of which were used to reduce outstanding borrowings under our then existing credit facilities. The 7.25% Senior Notes represent general unsecured senior obligations of Scotts Miracle-Gro, and were sold to the public at 99.254% of the principal amount thereof, to yield 7.375% to maturity. The 7.25%

Senior Notes have interest payment dates of January 15 and July 15, which began on July 15, 2010, and may be redeemed prior to maturity at applicable redemption premiums. The 7.25% Senior Notes contain usual and customary incurrence-based covenants, which include, but are not limited to, restrictions on the incurrence of additional indebtedness, the incurrence of liens and the issuance of certain preferred shares, and the making of certain distributions, investments and other restricted payments, as well as other usual and customary covenants, which include, but are not limited to, restrictions on sale and leaseback transactions, restrictions on purchases for or redemptions of Scotts Miracle-Gro stock and prepayments of subordinated debt, limitations on asset sales and restrictions on transactions with affiliates. The 7.25% Senior Notes mature on January 15, 2018.

On December 16, 2010, Scotts Miracle-Gro issued $200 million aggregate principal amount of the 6.625% Senior Notes, the net proceeds of which were used to reduce outstanding borrowings under our then existing credit facilities and for general corporate purposes. The Company sold the 6.625% Senior Notes in a private placement exempt from the registration requirements under the Securities Act of 1933, as amended. The 6.625% Senior Notes represent general unsecured senior obligations of Scotts Miracle-Gro and rank equal in right of payment with our existing and future unsecured senior debt, including, without limitation, the 7.25% Senior Notes. The 6.625% Senior Notes have interest payment dates of June 15 and December 15 of each year, which began on June 15, 2011, and may be redeemed prior to maturity at applicable redemption premiums. The 6.625% Senior Notes contain usual and customary incurrence-base covenants, as well as other usual and customary covenants, substantially similar to those contained in the 7.25% Senior Notes. The 6.625% Senior Notes mature on December 15, 2020.

Substantially all of Scotts Miracle-Gro’s domestic subsidiaries serve as guarantors of both the 7.25% and the 6.625% Senior Notes. Refer to “NOTE 24. FINANCIAL INFORMATION FOR SUBSIDIARY GUARANTORS AND NON-GUARANTORS” of the Notes to Consolidated Financial Statements included in this Annual Report on Form 10-K for more information regarding the guarantor entities.

At September 30, 2011, we had outstanding interest rate swap agreements with major financial institutions that effectively converted a portion of our variable-rate debt denominated in U.S. dollars to a fixed rate. Interest payments made between the effective date and expiration date are hedged by the swap agreements, except as noted below. The key terms of these swap agreements are shown in the table below.

Notional Amount (In Millions)		Effective Date (a)	Expiration Date	Fixed Rate
$200		2/14/2007	2/14/2012	5.20%
50		2/14/2012	2/14/2016	3.78%
150	(b)	2/7/2012	5/7/2016	2.42%
150	(c)	11/16/2009	5/16/2016	3.26%
50	(b)	2/16/2010	5/16/2016	3.05%
100	(b)	2/21/2012	5/23/2016	2.40%
150	(c)	12/20/2011	6/20/2016	2.61%
50	(d)	12/6/2012	9/6/2017	2.96%

(a)	The effective date refers to the date on which interest payments were, or will be, first hedged by the applicable swap agreement.
(b)	Interest payments made during the three-month period of each year that begins with the month and day of the effective date are hedged by the swap agreement.
(c)	Interest payments made during the six-month period of each year that begins with the month and day of the effective date are hedged by the swap agreement.
(d)	Interest payments made during the nine-month period of each year that begins with the month and day of the effective date are hedged by the swap agreement.

On September 21, 2011, we entered into a new Master Accounts Receivable Purchase Agreement (the “MARP Agreement”), with an initial stated termination date of September 21, 2012, or such later date as may be mutually agreed by us and the banks party thereto. The MARP Agreement, which is uncommitted, provides for the discretionary sale by us, and the discretionary purchase by the banks, on a revolving basis, of accounts receivable generated by sales to two specified account debtors in an aggregate amount not to exceed $325 million, with debtor sublimits ranging from $120 million to $250 million. Under the terms of the MARP Agreement, the banks have the opportunity to purchase those accounts receivable offered by us at a discount (from the agreed base value thereof) effectively equal to the greater of 7-day or 3-month LIBOR plus 1.05%. The MARP Agreement replaced our previous Master Accounts Receivable Purchase Agreement, which provided for the discounted sale, on an uncommitted, revolving basis, of accounts receivable generated by a single specified account debtor, with aggregate limits not to exceed $80 million and an interest rate that approximated the 7-day LIBOR rate plus 1.25%. The previous Master Accounts Receivable Purchase Agreement was scheduled to expire on September 30, 2011.

We account for the sale of receivables under the MARP Agreement as short-term debt and continue to carry the receivables on our Consolidated Balance Sheet, primarily as a result of our right to repurchase receivables sold. There were no short-term borrowings under the MARP Agreement as of September 30, 2011 and 2010.

As of September 30, 2011, we were in compliance with all debt covenants. Our credit facility contains, among other obligations, an affirmative covenant regarding our leverage ratio, calculated as indebtedness relative to our earnings before interest, taxes, depreciation and amortization. Under the terms of the credit facility, the maximum leverage ratio was 3.50 as of September 30, 2011. Our leverage ratio was 1.98 at September 30, 2011. Our credit facility also includes an affirmative covenant regarding our interest coverage. Under the terms of the credit facility, the minimum interest coverage ratio was 3.50 for the twelve months ended September 30, 2011. Our interest coverage ratio was 7.47 for the twelve months ended September 30, 2011. Please see “ITEM 6. SELECTED FINANCIAL DATA” of this Annual Report on Form 10-K for further details pertaining to the calculations of the foregoing ratios.

We continue to monitor our compliance with the leverage ratio, interest coverage ratio and other covenants contained in the credit facility and, based upon our current operating assumptions, we expect to remain in compliance with the permissible leverage ratio and interest coverage ratio throughout fiscal 2012. However, an unanticipated charge to earnings, an increase in debt or other factors could materially affect our ability to remain in compliance with the financial or other covenants of our credit facility, potentially causing us to have to seek an amendment or waiver from our lending group which could result in repricing of our credit facility. While we believe we have good relationships with our banking group, we can provide no assurance that such a request would be likely to result in a modified or replacement credit facility on reasonable terms, if at all.

In our opinion, cash flows from operations and capital resources will be sufficient to meet debt service, capital expenditures and working capital needs during fiscal 2012, and thereafter for the foreseeable future. However, we cannot ensure that our business will generate sufficient cash flow from operations or that future borrowings will be available under our credit facility in amounts sufficient to pay indebtedness or fund other liquidity needs. Actual results of operations will depend on numerous factors, many of which are beyond our control, as further discussed in “ITEM 1A. RISK FACTORS—Our indebtedness could limit our flexibility and adversely affect our financial condition” of this Annual Report on Form 10-K.

Judicial and Administrative Proceedings

Apart from the proceedings surrounding the FIFRA compliance matters, which are discussed separately, we are party to various pending judicial and administrative proceedings arising in the ordinary course of business, including, among others, proceedings based on accidents or product liability claims and alleged violations of environmental laws. We have reviewed these pending judicial and administrative proceedings, including the probable outcomes, reasonably anticipated costs and expenses, and the availability and limits of our insurance coverage, and have established what we believe to be appropriate reserves. We do not believe that any liabilities that may result from these pending judicial and administrative proceedings are reasonably likely to have a material effect on our financial condition, results of operations, or cash flows; however, there can be no assurance that future quarterly or annual operating results will not be materially affected by final resolution of these matters.

Contractual Obligations

The following table summarizes our future cash outflows for contractual obligations as of September 30, 2011 (in millions):

		Payments Due by Period
Contractual Cash Obligations	Total	Less Than 1 Year	1-3 Years	4-5 Years	More Than 5 Years
Debt obligations	$795.0	$3.2	$2.1	$387.7	$402.0
Interest expense on debt obligations	333.6	55.9	161.8	81.2	34.7
Operating lease obligations	194.8	45.2	97.4	18.0	34.2
Purchase obligations	257.1	122.7	127.8	5.4	1.2
Other, primarily retirement plan obligations	75.7	13.1	26.8	22.3	13.5

Total contractual cash obligations	$1,656.2	$240.1	$415.9	$514.6	$485.6

We have long-term debt obligations and interest payments due primarily under the 7.25% and 6.625% Senior Notes and our credit facility. Amounts in the table represent scheduled future maturities of long-term debt principal for the periods indicated. The interest payment for our credit facility is based on outstanding borrowings as of September 30, 2011. Actual interest expense will likely be higher due to the seasonality of our business and associated higher average borrowings.

Purchase obligations primarily represent commitments for materials used in the Company’s manufacturing processes, as well as commitments for warehouse services, seed and out-sourced information services which comprise the unconditional purchase obligations disclosed in “NOTE 18. COMMITMENTS” of the Notes to Consolidated Financial Statements included in this Annual Report on Form 10-K.

Other includes actuarially determined retiree benefit payments and pension funding to comply with local funding requirements. Pension funding requirements beyond fiscal 2012 are based on preliminary estimates using actuarial assumptions determined as of September 30, 2011. The above table excludes liabilities for unrecognized tax benefits and insurance accruals as the Company is unable to estimate the timing of the payment for these items.

Off-Balance Sheet Arrangements

At September 30, 2011, the Company had letters of credit in the aggregate face amount of $30.4 million outstanding. Further, the Company has residual value guarantees on Scotts LawnService® vehicles and the corporate aircraft as disclosed in “NOTE 17. OPERATING LEASES” of the Notes to Consolidated Financial Statements included in this Annual Report on Form 10-K.

Regulatory Matters

We are subject to local, state, federal and foreign environmental protection laws and regulations with respect to our business operations and believe we are operating in substantial compliance with, or taking actions aimed at ensuring compliance with, such laws and regulations. Apart from the proceedings surrounding the FIFRA compliance matters, which are discussed separately, we are involved in several legal actions with various governmental agencies related to environmental matters, including those described in “ITEM 3. LEGAL PROCEEDINGS” of this Annual Report on Form 10-K and “NOTE 19. CONTINGENCIES” of the Notes to

Consolidated Financial Statements included in this Annual Report on Form 10-K. While it is difficult to quantify the potential financial impact of actions involving these environmental matters, particularly remediation costs at waste disposal sites and future capital expenditures for environmental control equipment, in the opinion of management, the ultimate liability arising from such environmental matters, taking into account established reserves, should not have a material effect on our financial condition, results of operations or cash flows. However, there can be no assurance that the resolution of these matters will not materially affect our future quarterly or annual results of operations, financial condition or cash flows. Additional information on environmental matters affecting us is provided in “ITEM 1. BUSINESS—Regulatory Considerations” and “ITEM 3. LEGAL PROCEEDINGS” of this Annual Report on Form 10-K.

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

Goodwill and Indefinite-lived Intangible Assets

We have significant investments in intangible assets and goodwill. Our annual goodwill and indefinite-lived intangible asset testing is performed as of the first day of our fiscal fourth quarter or more frequently if circumstances indicate potential impairment. The review for impairment of intangibles and goodwill is primarily based on our estimates of discounted future cash flows, which are based upon annual budgets and longer-range strategic plans. These budgets and plans are used for internal purposes and are also the basis for communication with outside parties about future business trends. While we believe the assumptions we use to estimate future cash flows are reasonable, there can be no assurance that the expected future cash flows will be realized. As a result, impairment charges that possibly would have been recognized in earlier periods may not be recognized until later periods if actual results deviate unfavorably from earlier estimates. An asset’s value is deemed impaired if the discounted cash flows or earnings projections generated do not substantiate the carrying value of the asset. The estimation of such amounts requires management to exercise judgment with respect to revenue and expense growth rates, changes in working capital, future capital expenditure requirements and selection of an appropriate discount rate, as applicable. The use of different assumptions would increase or decrease discounted future operating cash flows or earnings projections and could, therefore, change impairment determinations.

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

Changes in the discount rate and investment returns can have a significant effect on the funded status of our pension plans and shareholders’ equity. We cannot predict these discount rates or investment returns with certainty and, therefore, cannot determine whether adjustments to our shareholders’ equity for pension-related activity in subsequent years will be significant. We also cannot predict future investment returns, and therefore cannot determine whether future pension plan funding requirements could materially affect our financial condition, results of operations or cash flows.

Insurance and Self-Insurance

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

Interest Rate Risk

We had variable rate debt instruments outstanding at September 30, 2011 and 2010 that are impacted by changes in interest rates. As a means of managing our interest rate risk on these debt instruments, we entered into interest rate swap agreements with major financial institutions to effectively convert certain variable-rate debt obligations to fixed rates.

At September 30, 2011 and 2010, we had outstanding interest rate swap agreements with a total U.S. dollar equivalent notional value of $900 million and $450 million, respectively. The weighted average fixed rate of swap agreements outstanding at September 30, 2011 was 3.3%.

The following table summarizes information about our derivative financial instruments and debt instruments that are sensitive to changes in interest rates as of September 30, 2011 and 2010. For debt instruments, the table presents principal cash flows and related weighted-average interest rates by expected maturity dates. For interest rate swap agreements, the table presents expected cash flows based on notional amounts and weighted-average interest rates by contractual maturity dates. Weighted-average variable rates are based on rates in the yield curve at September 30, 2011 and 2010. A change in our variable interest rate of 1% for a full twelve-month period would have a $2.5 million impact on interest expense assuming approximately $250 million of our average fiscal 2011 variable-rate debt had not been hedged via an interest rate swap agreement. The information is presented in U.S. dollars (in millions):

	Expected Maturity Date						Total	Fair Value
2011	2012	2013	2014	2015	2016	After
Long-term debt:
Fixed rate debt	$—	$—	$—	$—	$—	$400.0	$400.0	$404.1
Average rate	—	—	—	—	—	6.9%	6.9%	—
Variable rate debt	$—	$—	$—	$—	$387.2	$—	$387.2	$387.2
Average rate	—	—	—	—	5.2%	—	5.2%	—
Interest rate derivatives:
Interest rate swaps based on U.S. Dollar, Euro and GBP LIBOR	$(4.9)	$—	$—	$—	$(23.9)	$(2.5)	$(31.3)	$(31.3)
Average rate	5.2%	—	—	—	2.8%	3.0%	3.3%	—

	Expected Maturity Date						Total	Fair Value
2010	2011	2012	2013	2014	2015	After
Long-term debt:
Fixed rate debt	$—	$—	$—	$—	$—	$200.0	$200.0	$211.0
Average rate	—	—	—	—	—	7.25%	7.25%	—
Variable rate debt	$193.2	$220.9	$—	$—	$—	$—	$414.1	$414.1
Average rate	4.3%	4.3%	—	—	—	—	4.3%	—
Interest rate derivatives:
Interest rate swaps based on U.S. Dollar, Euro and GBP LIBOR	$—	$(14.1)	$—	$—	$—	$(10.5)	$(24.6)	$(24.6)
Average rate	—	5.2%	—	—	—	3.3%	4.2%	—

Excluded from the information provided above are $7.4 million and $17.6 million at September 30, 2011 and 2010, respectively, of miscellaneous debt instruments.

Other Market Risks

Through fiscal 2011, we had transactions that were denominated in currencies other than the currency of the country of origin. We use foreign currency swap contracts to manage the exchange rate risk associated with intercompany loans with foreign subsidiaries that are denominated in local currencies. At September 30, 2011, the notional amount of outstanding foreign currency contracts was $217.9 million with a fair value of $2.7 million. At September 30, 2010, the notional amount of outstanding foreign currency contracts was $209.9 million with a negative fair value of $6.6 million.

We are subject to market risk from fluctuating prices of certain raw materials, including urea, resins, diesel, gasoline, sphagnum peat, grass seed and wild bird food grains. Our objectives surrounding the procurement of these materials are to ensure continuous supply and to minimize costs. We seek to achieve these objectives through negotiation of contracts with favorable terms directly with vendors. In addition, we entered into arrangements to partially mitigate the effect of fluctuating direct and indirect fuel costs on our Global Consumer and Scotts LawnService® businesses and hedged a portion of our fuel and urea needs for fiscal 2010 and fiscal 2011. We had outstanding contracts for approximately 3,955,000 gallons of fuel with a negative fair value of $0.9 million at September 30, 2011. We had outstanding contracts for approximately 420,000 gallons of fuel with a negative fair value of $0.1 million at September 30, 2010. We also had hedging arrangements for 4,500 and 62,000 aggregate tons of urea at September 30, 2011 and 2010, respectively. The fair value of the 4,500 aggregate tons at September 30, 2011 was $0.1 million, while the fair value of the 62,000 aggregate tons at September 30, 2010 was $1.9 million.

ITEM 8. FINANCIAL	STATEMENTS AND SUPPLEMENTARY DATA

The financial statements and other information required by this Item are contained in the Consolidated Financial Statements, Notes to Consolidated Financial Statements and Schedules Supporting the Consolidated Financial Statements listed in the “Index to Consolidated Financial Statements and Financial Statement Schedules” on page 57 of this Annual Report on Form 10-K.

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

Management’s Annual Report on Internal Control Over Financial Reporting

The “Annual Report of Management on Internal Control Over Financial Reporting” required by Item 308(a) of SEC Regulation S-K is included on page 58 of this Annual Report on Form 10-K.

Attestation Report of Independent Registered Public Accounting Firm

The “Report of Independent Registered Public Accounting Firm” required by Item 308(b) of SEC Regulation S-K is included on page 59 of this Annual Report on Form 10-K.

Changes in Internal Control Over Financial Reporting

No changes in the Registrant’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) occurred during the Registrant’s fiscal quarter ended September 30, 2011, that have materially affected, or are reasonably likely to materially affect, the Registrant’s internal control over financial reporting.

ITEM 9B. OTHER	INFORMATION

None.

PART III

ITEM 10. DIRECTORS,	EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors, Executive Officers and Persons Nominated or Chosen to Become Directors or Executive Officers

The information required by Item 401 of SEC Regulation S-K concerning the directors of Scotts Miracle-Gro and the nominees for election or re-election as directors of Scotts Miracle-Gro at the Annual Meeting of Shareholders to be held on January 19, 2012 (the “2012 Annual Meeting”) is incorporated herein by reference from the disclosure which will be included under the caption “PROPOSAL NUMBER 1—ELECTION OF DIRECTORS” in Scotts Miracle-Gro’s definitive Proxy Statement relating to the 2012 Annual Meeting (“Scotts Miracle-Gro’s Definitive Proxy Statement”), which will be filed pursuant to SEC Regulation 14A not later than 120 days after the end of Scotts Miracle-Gro’s fiscal year ended September 30, 2011.

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

Procedures for Recommending Director Nominees

Information concerning the procedures by which shareholders of Scotts Miracle-Gro may recommend nominees to Scotts Miracle-Gro’s Board of Directors is incorporated herein by reference from the disclosures which will be included under the captions “CORPORATE GOVERNANCE—Nominations of Directors” and “MEETINGS AND COMMITTEES OF THE BOARD—Committees of the Board—Governance and Nominating Committee” in Scotts Miracle-Gro’s Definitive Proxy Statement. These procedures have not materially changed from those described in Scotts Miracle-Gro’s definitive Proxy Statement for the 2011 Annual Meeting of Shareholders held on January 20, 2011.

Audit Committee

The information required by Items 407(d)(4) and 407(d)(5) of SEC Regulation S-K is incorporated herein by reference from the disclosure which will be included under the caption “MEETINGS AND COMMITTEES OF THE BOARD—Committees of the Board—Audit Committee” in Scotts Miracle-Gro’s Definitive Proxy Statement.

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

The information required by Item 407(e)(4) of SEC Regulation S-K is incorporated herein by reference from the disclosure which will be included under the caption “MEETINGS AND COMMITTEES OF THE BOARD—Compensation and Organization Committee Interlocks and Insider Participation” in Scotts Miracle-Gro’s Definitive Proxy Statement.

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

(a) LIST OF DOCUMENTS FILED AS PART OF THIS REPORT

1 and 2. Financial Statements and Financial Statement Schedules:

The response to this portion of Item 15 is submitted as a separate section of this Annual Report on Form 10-K. Reference is made to the “Index to Consolidated Financial Statements and Financial Statement Schedules” on page 57 of this Annual Report on Form 10-K.

(b) EXHIBITS

The exhibits listed on the “Index to Exhibits” beginning on page 125 of this Annual Report on Form 10-K are filed or furnished with this Annual Report on Form 10-K or incorporated herein by reference as noted in the “Index to Exhibits.”

(c) FINANCIAL STATEMENT SCHEDULES

The financial statement schedule filed with this Annual Report on Form 10-K is submitted in a separate section hereof. For a description of such financial statement schedules, see “Index to Consolidated Financial Statements and Financial Statement Schedules” on page 57 of this Annual Report on Form 10-K.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

THE SCOTTS MIRACLE-GRO COMPANY

By:	/s/ James Hagedorn
James Hagedorn, Chief Executive Officer and Chairman of the Board

Dated: November 23, 2011

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Alan H. Barry* Alan H. Barry	Director	November 23, 2011

/s/ David C. Evans David C. Evans	Chief Financial Officer and Executive Vice President, Strategy and Business Development (Principal Financial Officer and Principal Accounting Officer)	November 23, 2011

/s/ Joseph P. Flannery* Joseph P. Flannery	Director	November 23, 2011

/s/ James Hagedorn James Hagedorn	Chief Executive Officer, Chairman of the Board and Director (Principal Executive Officer)	November 23, 2011

/s/ Adam Hanft* Adam Hanft	Director	November 23, 2011

/s/ Stephen L. Johnson* Stephen L. Johnson	Director	November 23, 2011

/s/ William G. Jurgensen* William G. Jurgensen	Director	November 23, 2011

/s/ Thomas N. Kelly Jr.* Thomas N. Kelly Jr.	Director	November 23, 2011

/s/ Carl F. Kohrt, Ph.D.* Carl F. Kohrt, Ph.D.	Director	November 23, 2011

/s/ Katherine Hagedorn Littlefield* Katherine Hagedorn Littlefield	Director	November 23, 2011

Signature	Title	Date

/s/ Nancy G. Mistretta* Nancy G. Mistretta	Director	November 23, 2011

/s/ Stephanie M. Shern* Stephanie M. Shern	Director	November 23, 2011

/s/ John S. Shiely* John S. Shiely	Director	November 23, 2011

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

Management, with the participation of our principal executive officer and principal financial officer, assessed the effectiveness of our internal control over financial reporting as of September 30, 2011, the end of our fiscal year. Management based its assessment on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Management’s assessment included evaluation of such elements as the design and operating effectiveness of key financial reporting controls, process documentation, accounting policies and our overall control environment. This assessment is supported by testing and monitoring performed under the direction of management.

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

Based on our assessment, management has concluded that our internal control over financial reporting was effective as of September 30, 2011, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with accounting principles generally accepted in the United States of America. We reviewed the results of management’s assessment with the Audit Committee of the Board of Directors of The Scotts Miracle-Gro Company.

Our independent registered public accounting firm, Deloitte & Touche LLP, independently audited our internal control over financial reporting as of September 30, 2011 and has issued their attestation report which appears herein.

/s/ James Hagedorn	/s/ David C. Evans
James Hagedorn Chief Executive Officer and Chairman of the Board	David C. Evans Chief Financial Officer and Executive Vice President, Strategy and Business Development

Dated: November 23, 2011	Dated: November 23, 2011

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of

The Scotts Miracle-Gro Company

Marysville, Ohio

We have audited the accompanying consolidated balance sheets of The Scotts Miracle-Gro Company and subsidiaries (the “Company”) as of September 30, 2011 and 2010, and the related consolidated statements of operations, shareholders’ equity, and cash flows for each of the three years in the period ended September 30, 2011. Our audits also included the financial statement schedules listed in the Index to Consolidated Financial Statements and Financial Statement Schedules. These financial statements and financial statement schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedules based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company as of September 30, 2011 and 2010, and the results of its operations and its cash flows for each of the three years in the period ended September 30, 2011, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of September 30, 2011, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated November 23, 2011 expressed an unqualified opinion on the Company’s internal control over financial reporting.

/s/ Deloitte & Touche LLP

Columbus, Ohio

November 23, 2011

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of

The Scotts Miracle-Gro Company

Marysville, Ohio

We have audited the internal control over financial reporting of The Scotts Miracle-Gro Company and subsidiaries (the “Company”) as of September 30, 2011, based on criteria established in Internal Control— Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, which is included in the Annual Report of Management on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of September 30, 2011, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedules as of and for the year ended September 30, 2011 of the Company and our report dated November 23, 2011 expressed an unqualified opinion on those financial statements and financial statement schedules.

/s/ Deloitte & Touche LLP

Columbus, Ohio

November 23, 2011

THE SCOTTS MIRACLE-GRO COMPANY

Consolidated Statements of Operations

for the fiscal years ended September 30, 2011, 2010 and 2009

(In millions, except per share data)

	2011	2010	2009
Net sales	$2,835.7	$2,898.0	$2,746.4
Cost of sales	1,811.2	1,819.1	1,757.0
Cost of sales—impairment, restructuring and other charges	18.3	—	—
Cost of sales—product registration and recall matters	3.2	3.0	11.7

Gross profit	1,003.0	1,075.9	977.7
Operating expenses:
Selling, general and administrative	688.5	695.3	699.2
Impairment, restructuring and other charges	57.8	18.5	—
Product registration and recall matters	11.4	5.7	16.8
Other (income) expense, net	(1.7)	(6.7)	1.2

Income from operations	247.0	363.1	260.5
Costs related to refinancing	1.2	—	—
Interest expense	51.0	43.2	52.4

Income from continuing operations before income taxes	194.8	319.9	208.1
Income tax expense from continuing operations	72.9	119.4	75.5

Income from continuing operations	121.9	200.5	132.6
Income from discontinued operations, net of tax	46.0	3.6	20.7

Net income	$167.9	$204.1	$153.3

Basic income per common share:
Income from continuing operations	$1.88	$3.03	$2.04
Income from discontinued operations	0.72	0.05	0.32

Basic net income per common share	$2.60	$3.08	$2.36

Diluted income per common share:
Income from continuing operations	$1.84	$2.97	$2.01
Income from discontinued operations	0.70	0.05	0.31

Diluted net income per common share	$2.54	$3.02	$2.32

See Notes to Consolidated Financial Statements.

THE SCOTTS MIRACLE-GRO COMPANY

Consolidated Statements of Cash Flows

for the fiscal years ended September 30, 2011, 2010 and 2009

(In millions)

	2011	2010	2009
OPERATING ACTIVITIES
Net income	$167.9	$204.1	$153.3
Adjustments to reconcile net income to net cash provided by operating activities:
Impairment, restructuring and other charges	31.8	18.5	5.1
Costs related to refinancing	1.2	—	—
Share-based compensation expense	16.0	16.4	14.5
Depreciation	50.3	48.5	47.9
Amortization	11.4	10.9	12.5
Deferred taxes	(11.3)	37.7	(6.0)
Loss (gain) on sale of long-lived assets	0.8	(22.4)	(1.1)
Gain on sale of business	(93.0)	—	—
Changes in assets and liabilities, net of acquired businesses:
Accounts receivable	10.4	(10.7)	7.1
Inventories	(37.8)	50.8	(47.4)
Prepaid and other assets	(7.6)	(3.7)	4.7
Accounts payable	6.1	(31.2)	(17.3)
Other current liabilities	(76.5)	(24.1)	86.3
Restructuring reserves	29.1	(0.3)	(0.3)
Other non-current items	13.0	13.0	36.9
Other, net	10.3	(11.6)	(31.6)

Net cash provided by operating activities	122.1	295.9	264.6

INVESTING ACTIVITIES
Proceeds from sale of long-lived assets	0.2	24.5	1.4
Proceeds from sale of business, net of transaction costs	253.6	—	—
Investments in property, plant and equipment	(72.7)	(83.4)	(72.0)
Contingent consideration and related payments	(20.0)	—	—
Investments in intellectual property	—	—	(3.4)
Investments in acquired businesses, net of cash acquired	(7.6)	—	(9.3)

Net cash provided by (used in) investing activities	153.5	(58.9)	(83.3)

FINANCING ACTIVITIES
Borrowings under revolving and bank lines of credit and term loans	1,610.1	1,021.4	1,558.0
Repayments under revolving and bank lines of credit and term loans	(1,632.1)	(1,391.4)	(1,736.0)
Proceeds from issuance of Senior Notes, net of discount	200.0	198.5	—
Financing and issuance fees	(18.9)	(5.5)	(0.1)
Dividends paid	(67.9)	(42.6)	(33.4)
Purchase of common shares	(358.7)	(25.0)	—
Payments on sellers notes	(0.3)	(0.6)	(1.4)
Excess tax benefits from share-based payment arrangements	5.6	6.4	4.1
Cash received from exercise of stock options	31.5	22.5	14.8

Net cash used in financing activities	(230.7)	(216.3)	(194.0)

Effect of exchange rate changes on cash	(2.1)	(3.2)	(0.4)

Net increase (decrease) in cash and cash equivalents	42.8	17.5	(13.1)
Cash and cash equivalents, beginning of year	88.1	70.6	83.7

Cash and cash equivalents, end of year	$130.9	$88.1	$70.6

SUPPLEMENTAL CASH FLOW INFORMATION
Interest paid	(44.5)	(41.6)	(55.6)
Income taxes paid	(115.1)	(84.2)	(51.2)

See Notes to Consolidated Financial Statements.

THE SCOTTS MIRACLE-GRO COMPANY

Consolidated Balance Sheets

September 30, 2011 and 2010

(In millions, except per share data)

	2011	2010
ASSETS
Current assets:
Cash and cash equivalents	$130.9	$88.1
Accounts receivable, less allowances of $12.9 in 2011 and $7.7 in 2010	323.5	350.9
Inventories	387.0	352.9
Assets held for sale	—	193.1
Prepaid and other current assets	151.1	133.1

Total current assets	992.5	1,118.1
Property, plant and equipment, net	394.7	381.3
Goodwill	309.1	305.8
Intangible assets, net	319.6	330.2
Other assets	36.3	28.6

Total assets	$2,052.2	$2,164.0

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current portion of debt	$3.2	$195.0
Accounts payable	150.0	141.7
Liabilities held for sale	—	45.3
Other current liabilities	315.4	354.8

Total current liabilities	468.6	736.8
Long-term debt	791.8	436.7
Other liabilities	232.0	226.0

Total liabilities	1,492.4	1,399.5

Commitments and contingencies (Notes 3, 17, 18 and 19)
Shareholders’ equity:
Common shares and capital in excess of $.01 stated value per share; shares outstanding of 60.8 in 2011 and 66.8 in 2010	427.1	434.0
Retained earnings	599.2	499.6
Treasury shares, at cost; 7.5 million shares in 2011 and 1.8 million shares in 2010	(388.5)	(92.0)
Accumulated other comprehensive loss	(78.0)	(77.1)

Total shareholders’ equity	559.8	764.5

Total liabilities and shareholders’ equity	$2,052.2	$2,164.0

See Notes to Consolidated Financial Statements.

THE SCOTTS MIRACLE-GRO COMPANY

Consolidated Statements of Shareholders’ Equity

for the fiscal years ended September 30, 2011, 2010 and 2009

(In millions, except per share data)

	Common Shares		Capital in Excess of Stated Value	Retained Earnings	Treasury Shares		Accumulated Other Comprehensive Income/(loss)	Total
	Shares	Amount			Shares	Amount
Balance, September 30, 2008	68.1	$0.3	$472.1	$216.7	3.4	$(185.3)	$(67.1)	$436.7
Net income				153.3				153.3
Foreign currency translation							9.6	9.6
Loss on derivatives, net of tax of $9.5							(3.2)	(3.2)
Pension and other postretirement liabilities, net of tax of $6.6							(12.1)	(12.1)

Comprehensive income								147.6
Share-based compensation			14.5					14.5
Dividends declared ($0.50 per share)				(32.5)				(32.5)
Treasury stock issuances			(33.5)		(1.0)	53.6		20.1
Other			(1.9)					(1.9)

Balance, September 30, 2009	68.1	0.3	451.2	337.5	2.4	(131.7)	(72.8)	584.5
Net income				204.1				204.1
Foreign currency translation							1.0	1.0
Gain on derivatives, net of tax of $2.9							4.6	4.6
Pension and other postretirement liabilities, net of tax of $1.0							(9.9)	(9.9)

Comprehensive income								199.8
Share-based compensation			16.4					16.4
Dividends declared ($0.625 per share)				(42.0)				(42.0)
Treasury stock purchases					0.5	(25.0)		(25.0)
Treasury stock issuances			(34.6)		(1.1)	64.7		30.1
Other			0.7					0.7

Balance, September 30, 2010	68.1	0.3	433.7	499.6	1.8	(92.0)	(77.1)	764.5
Net income				167.9				167.9
Foreign currency translation							(10.1)	(10.1)
Loss on derivatives, net of tax of $0.7							(3.0)	(3.0)
Pension and other postretirement liabilities, net of tax of $6.9							12.2	12.2

Comprehensive income								167.0
Share-based compensation			16.0					16.0
Dividends declared ($1.05 per share)				(68.3)				(68.3)
Treasury stock purchases					6.9	(358.7)		(358.7)
Treasury stock issuances			(24.3)		(1.2)	62.2		37.9
Other			1.4					1.4

Balance, September 30, 2011	68.1	$0.3	$426.8	$599.2	7.5	$(388.5)	$(78.0)	$559.8

See Notes to Consolidated Financial Statements.

THE SCOTTS MIRACLE-GRO COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations

The Scotts Miracle-Gro Company (“Scotts Miracle-Gro” and, together with its subsidiaries, the “Company”) are engaged in the manufacturing, marketing and sale of branded products for consumer lawn and garden care. The Company’s primary customers include home centers, mass merchandisers, warehouse clubs, large hardware chains, independent hardware stores, nurseries, garden centers and food and drug stores. The Company’s products are sold primarily in North America and the European Union. The Company also operates the Scotts LawnService® business, which provides residential and commercial lawn care, tree and shrub care and limited pest control services in the United States.

On July 8, 2009, Scotts Miracle-Gro announced its intention to close the Smith & Hawken business by the end of calendar 2009. During the Company’s first quarter of fiscal 2010, all Smith & Hawken stores were closed and substantially all operational activities of Smith & Hawken were discontinued. On February 28, 2011, the Company completed the sale of a significant majority of the assets of its Global Professional business (excluding the non-European professional seed business, “Global Pro”) to Israel Chemicals Ltd. (“ICL”). As a result of the then-pending sale, effective in the Company’s first quarter of fiscal 2011, the Company classified Global Pro as discontinued operations. See “NOTE 2. DISCONTINUED OPERATIONS” for additional details regarding the wind-down of Smith & Hawken and the sale of Global Pro.

Due to the nature of the consumer lawn and garden business, the majority of sales to customers occur in the Company’s second and third fiscal quarters. On a combined basis, net sales for the second and third quarters of the last three fiscal years represented approximately 75% of annual net sales.

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

Under the terms of the Amended and Restated Exclusive Agency and Marketing Agreement (the “Marketing Agreement”) between the Company and Monsanto Company (“Monsanto”), the Company, in its role

THE SCOTTS MIRACLE-GRO COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

as exclusive agent, performs certain functions, primarily manufacturing conversion, distribution and logistics, and selling and marketing support on behalf of Monsanto in the conduct of the consumer Roundup® business. The actual costs incurred by the Company on behalf of the consumer Roundup® business are recovered from Monsanto through the terms of the Marketing Agreement. The reimbursement of costs for which the Company is considered the primary obligor is included in net sales.

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

Scotts LawnService® promotes its service offerings primarily through direct mail campaigns. External costs associated with these campaigns that qualify as direct response advertising costs are deferred and recognized as advertising expense in proportion to revenues over a period not beyond the end of the subsequent calendar year. Costs that do not qualify as direct response advertising costs are expensed within the fiscal year incurred on a monthly basis in proportion to net sales. The costs deferred at September 30, 2011 and 2010 were $1.6 million and $1.5 million, respectively.

Advertising expenses were $141.0 million in fiscal 2011, $140.8 million in fiscal 2010 and $125.6 million in fiscal 2009.

Research and Development

All costs associated with research and development are charged to expense as incurred. Expenses for fiscal 2011, fiscal 2010 and fiscal 2009 were $50.9 million, $47.3 million and $49.8 million, respectively, including product registration costs of $14.6 million, $12.1 million and $15.0 million, respectively.

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

Share-Based Compensation Awards

The fair value of awards is expensed over the requisite service period which is typically the vesting period, generally three years, except in cases where employees are eligible for accelerated vesting based on having

THE SCOTTS MIRACLE-GRO COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

satisfied retirement requirements relating to age and years of service. Performance-based awards are expensed over the requisite service period based on achievement of performance criteria. The Company uses a binomial model to determine the fair value of its option grants. The Company classifies share-based compensation expense within selling, general and administrative expenses to correspond with the same line item as cash compensation paid to employees.

Earnings per Common Share

Basic earnings per common share is computed based on the weighted-average number of common shares outstanding each period. Diluted earnings per common share is computed based on the weighted-average number of common shares and dilutive potential common shares (stock options, stock appreciation rights, performance shares, restricted stock and restricted stock unit awards) outstanding each period.

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

Accounts Receivable and Allowances

Trade accounts receivable are recorded at the invoiced amount and do not bear interest. Allowances reflect the Company’s best estimate of amounts in its existing accounts receivable that may not be collected due to customer claims or customer inability or unwillingness to pay. The allowance is determined based on a combination of factors, including the Company’s risk assessment regarding the credit worthiness of its customers, historical collection experience and length of time the receivables are past due. Account balances are charged off against the allowance when the Company believes it is probable the receivable will not be recovered.

Inventories

Inventories are stated at the lower of cost or market, principally determined by the first in, first out method of accounting, using an average costing approach. Inventories include the cost of raw materials, labor, manufacturing overhead and freight and in-bound handling costs incurred to pre-position goods in the Company’s warehouse network. The Company makes provisions for obsolete or slow-moving inventories as necessary to properly reflect inventory at the lower of cost or market value. Reserves for excess and obsolete inventories were $22.0 million and $17.9 million at September 30, 2011 and 2010, respectively.

Long-lived Assets

Property, plant and equipment are stated at cost. Interest capitalized in property, plant and equipment amounted to $0.1 million, $0.8 million and $0.4 million during fiscal 2011, fiscal 2010 and fiscal 2009, respectively. Expenditures for maintenance and repairs are charged to expense as incurred. When properties are retired or otherwise disposed of, the cost of the asset and the related accumulated depreciation are removed from the accounts with the resulting gain or loss being reflected in income from operations.

THE SCOTTS MIRACLE-GRO COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Depreciation of property, plant and equipment is provided on the straight-line method and is based on the estimated useful economic lives of the assets as follows:

Land improvements	10 –25 years
Buildings	10 –40 years
Machinery and equipment	3 –15 years
Furniture and fixtures	6 –10 years
Software	3 – 8 years

Intangible assets with finite lives, and therefore subject to amortization, include technology such as patents, customer relationships, non-compete agreements and certain tradenames. These intangible assets are being amortized on the straight-line method over their estimated useful economic lives, which typically range from 3 to 25 years. The Company’s fixed assets and intangible assets subject to amortization are required to be tested for recoverability whenever events or changes in circumstances indicate that carrying amounts may not be recoverable. If an evaluation of recoverability was required, the estimated undiscounted future cash flows associated with the asset would be compared to the asset’s carrying amount to determine if a write-down is required. If the undiscounted cash flows are less than the carrying amount, an impairment loss is recorded to the extent that the carrying amount exceeds fair value and classified as “Impairment, restructuring and other charges” in the Consolidated Statements of Operations.

The Company had noncash investing activities of $8.7 million and $11.4 million, respectively, representing unpaid liabilities incurred during fiscal 2011 and fiscal 2010 to acquire property, plant and equipment.

Internal Use Software

The costs of internal use software are expensed or capitalized depending on whether they are incurred in the preliminary project stage, application development stage or the post-implementation/operation stage. As of September 30, 2011 and 2010, the Company had $29.6 million and $32.3 million, respectively, in unamortized capitalized internal use computer software costs. Amortization of these costs was $9.0 million, $8.1 million and $7.9 million during fiscal 2011, fiscal 2010 and fiscal 2009, respectively.

Goodwill and Indefinite-lived Intangible Assets

Goodwill and indefinite-lived intangible assets are not subject to amortization. Goodwill and indefinite-lived intangible assets are reviewed for impairment by applying a fair-value based test on an annual basis, as of the first day of the Company’s fiscal fourth quarter, or more frequently if circumstances indicate impairment may have occurred. The Company assesses goodwill for impairment by comparing the carrying value of its reporting units to their respective fair values and reviewing the Company’s market value of invested capital. A reporting unit is defined as an operating segment or one level below an operating segment. In fiscal 2011, the Company identified four reporting units: U.S. Consumer, Wild Bird Food, International Consumer and Scotts LawnService®. The Company determines the fair value of its reporting units under the income-based approach utilizing discounted cash flows and incorporates assumptions it believes marketplace participants would utilize. The Company also uses a comparative market-based approach using market multiples and other factors to corroborate the discounted cash flow results used. As permitted by GAAP, if certain criteria are met, the Company carries forward the fair value of a reporting unit from the previous year. The value of all indefinite-lived tradenames was determined using a royalty savings methodology similar to that employed when the associated businesses were acquired but using updated estimates of sales, cash flow and profitability. If it is determined that an impairment has occurred, an impairment loss is recognized for the amount by which the

THE SCOTTS MIRACLE-GRO COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

carrying value of the asset exceeds its estimated fair value and classified as “Impairment, restructuring and other charges” in the Consolidated Statements of Operations.

Insurance and Self-Insurance

The Company maintains insurance for certain risks, including workers’ compensation, general liability and vehicle liability, and is self-insured for employee-related health care benefits up to a specified level for individual claims. The Company accrues for the expected costs associated with these risks by considering historical claims experience, demographic factors, severity factors and other relevant information. Costs are recognized in the period the claim is incurred, and accruals include an actuarially determined estimate of claims incurred but not yet reported.

Income Taxes

The Company uses the asset and liability method to account for income taxes. Deferred tax assets and liabilities are recognized for the anticipated future tax consequences attributable to differences between financial statement amounts and their respective tax bases. Management reviews the Company’s deferred tax assets to determine whether their value can be realized based upon available evidence. A valuation allowance is established when management believes that it is more likely than not that some portion of its deferred tax assets will not be realized. Changes in valuation allowances from period to period are included in the Company’s tax provision in the period of change.

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

Translation of Foreign Currencies

For all foreign operations, the functional currency is the local currency. Assets and liabilities of these operations are translated at the exchange rate in effect at each year-end. Income and expense accounts are translated at the average rate of exchange prevailing during the year. Translation gains and losses arising from the use of differing exchange rates from period to period are included in accumulated other comprehensive income (loss) within shareholders’ equity. Foreign currency transaction gains and losses are included in the determination of net income and classified as other (income) expense, net.

Derivative Instruments

In the normal course of business, the Company is exposed to fluctuations in interest rates, the value of foreign currencies and the cost of commodities. A variety of financial instruments, including forward and swap contracts, are used to manage these exposures. These financial instruments are recognized at fair value on the balance sheet, and all changes in fair value are recognized in net income or shareholders’ equity through

THE SCOTTS MIRACLE-GRO COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

accumulated other comprehensive income (loss). The Company’s objective in managing these exposures is to better control these elements of cost and mitigate the earnings and cash flow volatility associated with changes in the applicable rates and prices.

The Company has established policies and procedures that encompass risk-management philosophy and objectives, guidelines for derivative-instrument usage, counterparty credit approval, and the monitoring and reporting of derivative activity. The Company does not enter into derivative instruments for the purpose of speculation.

The Company formally designates and documents instruments at inception that qualify for hedge accounting of underlying exposures in accordance with GAAP. The Company formally assesses, both at inception and at least quarterly, whether the financial instruments used in hedging transactions are effective at offsetting changes in cash flows of the related underlying exposure. Fluctuations in the value of these instruments generally are offset by changes in the cash flows of the underlying exposures being hedged. This offset is driven by the high degree of effectiveness between the exposure being hedged and the hedging instrument. GAAP requires all derivative instruments to be recognized as either assets or liabilities at fair value in the Consolidated Balance Sheets. The Company designates commodity hedges as cash flow hedges of forecasted purchases of commodities and interest rate swap agreements as cash flow hedges of interest payments on variable rate borrowings. Any ineffective portion of a change in the fair value of a qualifying instrument is immediately recognized in earnings. The amounts recorded in earnings related to ineffectiveness of derivative hedges for the years ended September 30, 2011, 2010 and 2009 were not significant.

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

THE SCOTTS MIRACLE-GRO COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Testing for Goodwill Impairment

In September 2011, the FASB issued new accounting guidance which permits an entity to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test. The entity is not required to calculate the fair value of a reporting unit unless the entity determines that it is more likely than not that its fair value is less than its carrying value. The guidance will be effective for the Company’s financial statements beginning with the Company’s second quarter of fiscal 2012. The Company is in the process of evaluating the impact that the guidance may have on its financial statements and related disclosures.

NOTE 2. DISCONTINUED OPERATIONS

Global Pro

On February 28, 2011, the Company completed the sale of Global Pro to ICL for $270 million. After agreed upon adjustments (including post-closing adjustments), the Company received $270.9 million net proceeds, or $253.6 million after transaction costs. Results from discontinued operations for fiscal 2011 include an after-tax gain on the sale of Global Pro of $39.5 million, which includes transaction costs.

As required by the indenture governing the Company’s 7.25% Senior Notes due 2018 and the indenture governing the Company’s 6.625% Senior Notes due 2020, the Company has applied, or intends to apply, an amount equal to the net proceeds received from the sale of Global Pro to repay indebtedness, acquire equity interests in certain persons, make capital expenditures, acquire other assets useful in a related business and/or make investments in certain joint ventures.

The Company’s decision to exit the professional ornamental horticulture, turf and specialty agriculture markets and sell Global Pro was another step in its strategy to evolve its business portfolio to better leverage growth opportunities within its core Global Consumer business segment.

In conjunction with the transaction, Scotts LLC and ICL entered into several product supply agreements which are generally up to five years in duration, as well as various trademark and technology licensing agreements with varying durations. The purpose of these agreements is to allow each party to continue leveraging existing production capabilities and intellectual property to meet customer demand for their respective products. Furthermore, certain transitional services are being provided by Scotts LLC to ICL, the majority of which extend for a period of six to 12 months from the date of sale. Scotts LLC estimates that it will supply ICL with approximately $50 million of product, as well as purchase approximately $15 million of materials from ICL, each on an annualized basis.

THE SCOTTS MIRACLE-GRO COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Company’s continuing cash inflows and outflows related to these agreements are not considered to be significant in relation to the overall cash flows of Global Pro. Furthermore, none of these agreements permit the Company to influence the operating or financial policies of Global Pro under the ownership of ICL. Therefore, Global Pro met the criteria for presentation as discontinued operations. As such, effective in the first quarter of fiscal 2011, the Company classified Global Pro as discontinued operations for all periods presented. The Global Pro results from discontinued operations include an allocation of interest expense relating to the amount of our then existing credit facilities that was required to be repaid from the sale proceeds.

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

The Company recorded restructuring and other charges of $18.3 million and $14.7 million in fiscal 2010 and fiscal 2009, respectively, related to the liquidation of the Smith & Hawken business primarily associated with the termination of retail site lease obligations, third-party agency fees and severance and benefit commitments. These charges were partially offset by a gain of approximately $18 million from the sale of the Smith & Hawken intellectual property on December 30, 2009.

The following table summarizes the results of Global Pro and Smith & Hawken as discontinued operations for fiscal 2011, fiscal 2010 and fiscal 2009 (in millions):

	2011	2010	2009
Net sales	$88.7	$256.6	$395.2
Operating costs	78.1	245.5	377.2
Impairment, restructuring and other charges	—	18.3	14.7
Gain on sale of Global Pro business	(93.0)	—	—
Global Pro sale related transaction costs	17.3	—	—
Other income, net	(0.2)	(21.6)	(3.3)
Interest expense	1.7	3.6	4.0

Income from discontinued operations before income taxes	84.8	10.8	2.6
Income tax expense (benefit) from discontinued operations	38.8	7.2	(18.1)

Income from discontinued operations	$46.0	$3.6	$20.7

THE SCOTTS MIRACLE-GRO COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The major classes of assets and liabilities of Global Pro recorded as held for sale as of September 30, 2010 were as follows (in millions):

Cash and cash equivalents	$1.0
Accounts receivable, net	57.5
Inventories	50.7
Prepaid and other assets	3.4
Property, plant and equipment, net	13.5
Goodwill	67.0

Assets held for sale	$193.1

Accounts payable	$11.4
Other current liabilities	18.7
Other liabilities	15.2

Liabilities held for sale	$45.3

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

In late April 2008, in connection with the U.S. EPA’s investigation, the Company conducted a consumer-level recall of certain consumer lawn and garden products and a Scotts LawnService® product. Subsequently, the Company and the U.S. EPA agreed upon a Compliance Review Plan for conducting a comprehensive, independent review of the Company’s product registration records. Pursuant to the Compliance Review Plan, an independent third-party firm, Quality Associates Incorporated (“QAI”), reviewed substantially all of the Company’s U.S. pesticide product registrations and associated advertisements, some of which were historical in nature and no longer related to sales of the Company’s products. The U.S. EPA investigation and the QAI review process resulted in the temporary suspension of sales and shipments of certain products. In addition, as the QAI review process or the Company’s internal review identified potential FIFRA registration issues (some of which appear unrelated to the actions of the former associate), the Company endeavored to stop selling or distributing the affected products until the issues could be resolved. QAI’s review of the Company’s U.S. pesticide product registrations and associated advertisements is now substantially complete. The results of the QAI review process did not materially affect the Company’s fiscal 2009, fiscal 2010 or fiscal 2011 sales and are not expected to materially affect the Company’s fiscal 2012 sales.

In fiscal 2008, the Company conducted a voluntary recall of certain of its wild bird food products due to a formulation issue. Certain wild bird food products had been treated with pest control additives to avoid insect infestation, especially at retail stores. While the pest control additives had been labeled for use on certain stored grains that can be processed for human and/or animal consumption, they were not labeled for use on wild bird food products. In October 2008, the U.S. Food & Drug Administration concluded that the recall had been completed and that there had been proper disposition of the recalled products. The results of the wild bird food

THE SCOTTS MIRACLE-GRO COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

recall did not materially affect the Company’s fiscal 2009, fiscal 2010 or fiscal 2011 financial condition, result of operations or cash flows.

Settlement discussions relating to potential fines and/or penalties are a frequent outgrowth of governmental investigations. In that regard, on or about June 30, 2011, the Company received a Notice of Intent to File Administrative Complaint (“Notice”) from the U.S. EPA Region 5 with respect to the alleged FIFRA violations. The Notice, which does not set forth a proposed penalty amount, offers the Company an opportunity to present any information that it believes the U.S. EPA should consider prior to filing the complaint and indicates that the U.S. EPA is prepared to meet with the Company to discuss the alleged violations. The Company made a timely response to the Notice and communications between the Company and the U.S. EPA are underway. The Company is also engaged in settlement discussions with the U.S. DOJ regarding its criminal investigation.

Based on the facts and circumstances known to the Company at this time (including settlement discussions that have taken place to date), the Company has established what it believes to be an appropriate reserve. The U.S. EPA, U.S. DOJ and related state investigations continue, however, and may result in future state, federal or private rights of action as well as judgments, settlements, fines and/or penalties with respect to known or potential additional product registration issues. At this stage of the investigations, the Company cannot reasonably estimate the total scope or magnitude of all possible liabilities that could result from known or potential product registration issues. It is possible that any fines and/or penalties with respect to the investigations, as well as any judgments, litigation costs or other liabilities relating to such known or potential product registration issues, could exceed the amount of the reserve, possibly materially, and could have an adverse effect on the Company’s financial condition, results of operations or cash flows.

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

As a result of these registration and recall matters, the Company has recorded charges for affected inventory and other registration and recall-related costs. The effects of these adjustments, including the reserve noted above, were pre-tax charges of $14.6 million, $8.7 million and $28.6 million for the fiscal years ended September 2011, 2010 and 2009, respectively. The Company expects that future charges will include costs associated with the rework of certain finished goods inventories, the potential disposal of certain products and ongoing third-party professional services related to the U.S. EPA, U.S. DOJ and state investigations. It may also be appropriate to establish additional reserves as settlement discussions continue or in connection with other actions or potential liabilities arising in connection with the product registration issues.

THE SCOTTS MIRACLE-GRO COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following tables summarize the impact of the product registration and recall matters on the results of operations during fiscal 2011, fiscal 2010 and fiscal 2009 and on accrued liabilities and inventory reserves as of September 30, 2011 and 2010 (in millions):

	Year Ended September 30,
	2011	2010	2009
Net sales—product recalls	$—	$—	$(0.3)
Cost of sales—product recalls	—	—	(0.2)
Cost of sales—other charges	3.2	3.0	11.7

Gross profit	(3.2)	(3.0)	(11.8)
Selling, general and administrative	11.4	5.7	16.8

Loss from operations	(14.6)	(8.7)	(28.6)
Income tax benefit	(2.6)	(3.1)	(10.3)

Net loss	$(12.0)	$(5.6)	$(18.3)

	Reserves at September 30, 2010	Additional Costs and Changes in Estimates	Reserves Used	Reserves at September 30, 2011
Inventory reserves	$3.0	$1.2	$(3.8)	$0.4
Other incremental costs of sales	0.5	2.0	(2.2)	0.3
Other general and administrative costs	0.5	11.4	(4.1)	7.8

Accrued liabilities and inventory reserves	$4.0	$14.6	$(10.1)	$8.5

NOTE 4. IMPAIRMENT, RESTRUCTURING AND OTHER CHARGES

The following table details impairment, restructuring and other charges and rolls forward the restructuring and other charges accrued in fiscal 2011, fiscal 2010 and fiscal 2009 (in millions):

	2011	2010	2009
Restructuring and other charges	$30.8	$—	$—
Other impairments	16.8	—	—
Property, plant and equipment impairments	9.1	—	—
Goodwill and intangible asset impairments	19.4	18.5	—

Total impairment, restructuring and other charges	$76.1	$18.5	$—

	2011	2010	2009
Amounts reserved for restructuring and other charges at beginning of year	$0.5	$14.6	$1.1
Restructuring and other charges in continuing operations	47.6	—	—
Restructuring and other charges in discontinued operations(1)	—	18.3	14.7
Payments and other	(18.5)	(32.4)	(1.2)

Amounts reserved for restructuring and other charges at end of year	$29.6	$0.5	$14.6

(1)	Restructuring and other charges related to the Company’s Smith & Hawken business. See “NOTE 2. DISCONTINUED OPERATIONS.”

THE SCOTTS MIRACLE-GRO COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Fiscal 2011

On May 26, 2011, the Company and the former owners of Turf-Seed, Inc. agreed to an early settlement of the contingent consideration associated with the Company’s fiscal 2006 acquisition of Turf-Seed, Inc. Concurrently, several other contracts and agreements between the Company and the former owners of Turf-Seed, Inc. were terminated or amended. The Company agreed to pay a total of $21.3 million to resolve these matters, resulting in a net charge of $10.3 million after consideration of previously recorded liabilities and other aspects of the agreements. In the fourth quarter of fiscal 2011, the Company also recorded impairment and other charges of $6.5 million related to its investment in Turf-Seed (Europe) Limited.

On August 8, 2011, the Company announced a restructuring plan designed to streamline management decision making and continue the regionalization of the Company’s operating structure, with the objective of reinvesting the savings generated in innovation and growth initiatives. During fiscal 2011, the Company incurred $24.2 million in restructuring costs related to termination benefits provided to employees who were involuntarily terminated and special termination benefits provided to certain employees upon future separation, as well as $2.3 million related to curtailment charges for its U.S. defined benefit pension and U.S. retiree medical plans. The amounts reserved as of September 30, 2011 will be paid out primarily over the course of fiscal 2012. The restructuring plan is expected to be completed in the first quarter of fiscal 2012.

In connection with the Company’s annual impairment review, the Company recognized impairment charges related to the Wild Bird Food reporting unit of $9.1 million for property, plant and equipment, $16.8 million for intangible assets and $0.3 million for goodwill, based on their respective estimated fair values. Losses generated by this business over the past two years, combined with a revised long-term outlook have negatively impacted the value of this business.

In addition, the Company recognized charges of $2.3 million for other intangible asset impairments and $4.3 million for restructuring and other charges.

Fiscal 2010

The Company’s fiscal 2010 impairment review resulted in a charge of $18.5 million related to intangible assets of certain brands and sub-brands in its Global Consumer segment that have been discontinued or de-emphasized, consistent with the Company’s business strategy to increasingly concentrate its advertising and promotional spending on fewer, more significant brands to more efficiently drive growth.

THE SCOTTS MIRACLE-GRO COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 5. GOODWILL AND INTANGIBLE ASSETS, NET

The following table displays a rollforward of the carrying amount of goodwill by reportable segment, as well as Corporate & Other (in millions):

	Global Consumer	Scotts LawnService®	Corporate & Other	Total
Balance as of September 30, 2009
Goodwill	$274.2	$123.7	$24.6	$422.5
Accumulated impairment losses	(62.5)	—	(24.6)	(87.1)

	211.7	123.7	—	335.4
Reclassifications to Assets held for sale	(29.2)	—	—	(29.2)
Foreign currency translation and other	(0.4)	—	—	(0.4)

Balance as of September 30, 2010
Goodwill	$244.6	$123.7	$24.6	$392.9
Accumulated impairment losses	(62.5)	—	(24.6)	(87.1)

	182.1	123.7	—	305.8
Acquisitions, net of purchase price adjustments	—	3.6	—	3.6
Impairment loss	(0.3)	—	—	(0.3)
Balance as of September 30, 2011
Goodwill	$244.6	$127.3	$24.6	$396.5
Accumulated impairment losses	(62.8)	—	(24.6)	(87.4)

	$181.8	$127.3	$—	$309.1

The following table presents intangible assets (in millions):

	September 30, 2011			September 30, 2010
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Finite-lived intangible assets:
Technology	$60.9	$(41.9)	$19.0	$53.2	$(40.5)	$12.7
Customer accounts	83.4	(63.4)	20.0	82.5	(48.2)	34.3
Tradenames	46.5	(21.3)	25.2	36.1	(12.4)	23.7
Other	99.3	(77.1)	22.2	99.4	(73.4)	26.0

Total finite-lived intangible assets, net			86.4			96.7
Indefinite-lived tradenames			233.2			233.5

Total intangible assets, net			$319.6			$330.2

Fiscal 2011

In connection with the Company’s annual impairment review, the Company recognized impairment charges related to the Wild Bird Food reporting unit of $16.8 million for intangible assets and $0.3 million for goodwill, based on their respective estimated fair values. The impairment charges are discussed further in “NOTE 4. IMPAIRMENT, RESTRUCTURING AND OTHER CHARGES.”

THE SCOTTS MIRACLE-GRO COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Fiscal 2010

The Company’s fiscal 2010 impairment review resulted in a charge of $18.5 million related to intangible assets of certain brands and sub-brands in its Global Consumer segment. The impairment charges are discussed further in “NOTE 4. IMPAIRMENT, RESTRUCTURING AND OTHER CHARGES.”

Fiscal 2009

During the fourth quarter of fiscal 2009, the Company completed its annual impairment analysis and determined that no charge for impairment was required.

Total amortization expense for the years ended September 30, 2011, 2010 and 2009 was $11.4 million, $10.7 million and $12.5 million, respectively. Amortization expense is estimated to be as follows for the years ending September 30 (in millions):

2012	$11.3
2013	10.7
2014	10.3
2015	7.6
2016	6.1

NOTE 6. DETAIL OF CERTAIN FINANCIAL STATEMENT ACCOUNTS

	September 30,
	2011	2010
	(In millions)
INVENTORIES:
Finished goods	$130.7	$180.9
Work-in-progress	34.3	27.2
Raw materials	222.0	144.8

	$387.0	$352.9

PREPAID AND OTHER ASSETS:
Deferred tax asset	$88.1	$77.1
Accounts receivable, non-trade	16.9	15.2
Other	46.1	40.8

	$151.1	$133.1

PROPERTY, PLANT AND EQUIPMENT, NET:
Land and improvements	$70.1	$63.3
Buildings	199.9	182.6
Machinery and equipment	437.0	406.7
Furniture and fixtures	42.9	38.3
Software	116.9	107.2
Aircraft	8.4	8.4
Construction in progress	30.0	35.9

	905.2	842.4
Less: accumulated depreciation	(510.5)	(461.1)

	$394.7	$381.3

THE SCOTTS MIRACLE-GRO COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	September 30,
	2011	2010
	(In millions)
OTHER CURRENT LIABILITIES:
Payroll and other compensation accruals	$37.9	$90.4
Advertising and promotional accruals	132.8	148.6
Other	144.7	115.8

	$315.4	$354.8

OTHER NON-CURRENT LIABILITIES:
Accrued pension and postretirement liabilities	$112.1	$128.5
Deferred tax liability	65.2	60.6
Other	54.7	36.9

	$232.0	$226.0

	September 30,
	2011	2010	2009
	(In millions)
ACCUMULATED OTHER COMPREHENSIVE LOSS:
Unrecognized loss on derivatives, net of tax of $9.6, $7.9 and $10.7	$(15.7)	$(12.7)	$(17.3)
Pension and other postretirement liabilities, net of tax of $33.5, $40.4 and $35.3	(56.9)	(69.1)	(59.2)
Foreign currency translation adjustment	(5.4)	4.7	3.7

	$(78.0)	$(77.1)	$(72.8)

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

In consideration for the rights granted to the Company under the Marketing Agreement for North America, the Company was required to pay a marketing fee of $32 million to Monsanto. The Company has deferred this amount on the basis that the payment will provide a future benefit through commissions that will be earned under the Marketing Agreement. The economic useful life over which the marketing fee is being amortized is 20 years, with a remaining amortization period of seven years as of September 30, 2011.

Under the terms of the Marketing Agreement, the Company performs certain functions, primarily manufacturing conversion, distribution and logistics, and selling and marketing support, on behalf of Monsanto

THE SCOTTS MIRACLE-GRO COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

in the conduct of the consumer Roundup® business. The actual costs incurred for these activities are charged to and reimbursed by Monsanto. The Company records costs incurred under the Marketing Agreement for which the Company is the primary obligor on a gross basis, recognizing such costs in “Cost of sales” and the reimbursement of these costs in “Net sales,” with no effect on gross profit or net income. The related net sales and cost of sales were $63.7 million, $65.0 million and $67.8 million for fiscal 2011, fiscal 2010 and fiscal 2009, respectively.

The gross commission earned under the Marketing Agreement, the contribution payments to Monsanto and the amortization of the initial marketing fee paid to Monsanto are included in the calculation of net sales in the Company’s Consolidated Statements of Operations. For fiscal 2011, fiscal 2010 and fiscal 2009, the net amount earned under the Marketing Agreement was $57.1 million, $70.0 million and $51.4 million, respectively. The elements of the net commission earned under the Marketing Agreement and included in “Net sales” for each of the three years in the period ended September 30, 2011 were as follows (in millions):

	2011	2010	2009
Gross commission	$77.9	$90.8	$72.2
Contribution expenses	(20.0)	(20.0)	(20.0)
Amortization of marketing fee	(0.8)	(0.8)	(0.8)

Net commission income	57.1	70.0	51.4
Reimbursements associated with Marketing Agreement	63.7	65.0	67.8

Total net sales associated with Marketing Agreement	$120.8	$135.0	$119.2

The Marketing Agreement has no definite term except as it relates to the European Union countries (the “EU term”). The current EU term extends through September 30, 2013, with an automatic renewal period of two years, subject to non-renewal only upon the occurrence of certain performance defaults. Thereafter, the Marketing Agreement provides that the parties may agree to renew the EU term for an additional three years.

The Marketing Agreement provides Monsanto with the right to terminate the Marketing Agreement upon an event of default (as defined in the Marketing Agreement) by the Company, a change in control of Monsanto or the sale of the consumer Roundup® business. The Marketing Agreement provides the Company with the right to terminate the Marketing Agreement in certain circumstances, including an event of default by Monsanto or the sale of the consumer Roundup® business. Unless Monsanto terminates the Marketing Agreement due to an event of default by the Company, Monsanto is required to pay a termination fee to the Company that varies by program year. The termination fee is calculated as a percentage of the value of the Roundup® business exceeding a certain threshold, but in no event will the termination fee be less than $16 million. If Monsanto were to terminate the Marketing Agreement for cause, the Company would not be entitled to any termination fee. Monsanto may also be able to terminate the Marketing Agreement within a given region, including North America, without paying a termination fee if unit volume sales to consumers in that region decline: (1) over a cumulative three-fiscal-year period; or (2) by more than 5% for each of two consecutive years. If the Marketing Agreement was terminated for any reason, the Company would also lose all, or a substantial portion, of the significant source of earnings and overhead expense absorption the Marketing Agreement provides.

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

THE SCOTTS MIRACLE-GRO COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

the Marketing Agreement in connection with a sale to another party. If Monsanto decides to sell the consumer Roundup® business to another party, the Company must let Monsanto know whether the Company intends to terminate the Marketing Agreement and forfeit any right to a termination fee or whether it will agree to continue to perform under the Marketing Agreement on behalf of the purchaser.

NOTE 8. ACQUISITIONS

During fiscal 2011, the Company completed several acquisitions within its growing media and Scotts LawnService® businesses that individually and in the aggregate were not significant. The aggregate purchase price of these acquisitions was $10.9 million. The Consolidated Financial Statements include the results of operations from these business combinations from the date of each acquisition.

NOTE 9. RETIREMENT PLANS

The Company sponsors a defined contribution 401(k) plan for substantially all U.S. associates. During 2010 and 2009, the Company provided a base contribution equal to 2% of compensation up to 50% of the Social Security taxable wage base plus 4% of remaining compensation. Associates could also make pretax contributions from compensation that were matched by the Company at 100% of associates’ initial 3% contribution and 50% of their remaining contribution up to 5%. Beginning January 1, 2011, the Company stopped providing base contributions and began matching 150% of associates’ initial 4% contribution and 50% of their remaining contribution up to 6%. The Company recorded charges of $13.2 million, $14.5 million and $15.3 million under the plan in fiscal 2011, fiscal 2010 and fiscal 2009, respectively.

The Company sponsors two defined benefit plans for certain U.S. associates. Benefits under these plans have been frozen and closed to new associates since 1997. The benefits under the primary plan are based on years of service and the associates’ average final compensation or stated amounts. The Company’s funding policy, consistent with statutory requirements and tax considerations, is based on actuarial computations using the Projected Unit Credit method. The second frozen plan is a non-qualified supplemental pension plan. This plan provides for incremental pension payments so that total pension payments equal amounts that would have been payable from the Company’s pension plan if it were not for limitations imposed by the income tax regulations. In connection with the restructuring plan discussed in “NOTE 4. IMPAIRMENT, RESTRUCTURING AND OTHER CHARGES,” the Company recognized a plan curtailment charge of $1.2 million in fiscal 2011 for an increase in the benefit obligation associated with these plans.

The Company sponsors defined benefit pension plans associated with its international businesses in the United Kingdom, Germany, France and the Netherlands. These plans generally cover all associates of the respective businesses, with retirement benefits primarily based on years of service and compensation levels. Two of the Company’s previously-sponsored international defined benefit plans were transferred to ICL in connection with the sale of Global Pro on February 28, 2011.

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

	U.S. Defined Benefit Plans		International Defined Benefit Plans
	2011	2010	2011	2010
Change in projected benefit obligation
Benefit obligation at beginning of year	$106.6	$101.5	$174.6	$157.3
Service cost	—	—	1.3	1.8
Interest cost	4.8	5.1	8.9	8.4
Plan participants’ contributions	—	—	—	0.4
Actuarial (gain) loss	3.5	6.4	(17.5)	19.6
Benefits paid	(6.5)	(6.4)	(5.9)	(5.4)
Projected benefit obligation gain due to plan freeze	—	—	—	(2.7)
Curtailment loss	1.2	—	—	—
Other	—	—	(0.6)	(0.5)
Foreign currency translation	—	—	(1.2)	(4.3)

Projected benefit obligation at end of year	$109.6	$106.6	$159.6	$174.6

Accumulated benefit obligation at end of year	$109.6	$106.6	$153.2	$169.6

Change in plan assets
Fair value of plan assets at beginning of year	$69.7	$64.2	$115.8	$106.0
Actual return on plan assets	3.5	6.2	2.5	9.9
Employer contribution	7.6	5.7	8.4	7.8
Plan participants’ contributions	—	—	—	0.4
Actuarial gain (loss)	—	—	(0.4)	0.3
Benefits paid	(6.5)	(6.4)	(5.9)	(5.4)
Foreign currency translation	—	—	(1.1)	(2.1)
Other	—	—	(1.1)	(1.1)

Fair value of plan assets at end of year	$74.3	$69.7	$118.2	$115.8

Underfunded status at end of year	$(35.3)	$(36.9)	$(41.4)	$(58.8)

Information for pension plans with an accumulated benefit obligation in excess of plan assets
Projected benefit obligation	$109.6	$106.6	$159.6	$174.6
Accumulated benefit obligation	109.6	106.6	153.2	169.6
Fair value of plan assets	74.3	69.7	118.2	115.8

Amounts recognized in the Consolidated Balance Sheets consist of:
Current liabilities	$(0.2)	$(0.2)	$(1.0)	$(0.9)
Noncurrent liabilities	(35.1)	(36.7)	(40.4)	(57.9)

Total amount accrued	$(35.3)	$(36.9)	$(41.4)	$(58.8)

Amounts recognized in accumulated other comprehensive loss consist of:
Actuarial loss	$49.6	$49.4	$39.3	$51.7
Prior service cost	—	—	1.1	0.7

Net amount recognized	$49.6	$49.4	$40.4	$52.4

THE SCOTTS MIRACLE-GRO COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	U.S. Defined Benefit Plans		International Defined Benefit Plans
	2011	2010	2011	2010
Total change in other comprehensive loss attributable to:
Pension benefit losses during the period	$5.1	$5.1	$10.8	$14.6
Reclassification of pension benefit losses to net income	(4.9)	(4.3)	(1.2)	(1.8)
Foreign currency translation	—	—	—	(0.7)

Total change in other comprehensive loss	$0.2	$0.8	$9.6	$12.1

Amounts in accumulated other comprehensive loss expected to be recognized as components of net periodic benefit cost in fiscal 2012 are as follows:
Actuarial loss	$5.1		$0.7
Prior service cost	—		0.1

Amount to be amortized into net periodic benefit cost	$5.1		$0.8

Weighted average assumptions used in development of projected benefit obligation
Discount rate	4.29%	4.66%	5.46%	5.01%
Rate of compensation increase	n/a	n/a	3.5%	3.5%

	U.S. Defined Benefit Plans			International Defined Benefit Plans
	2011	2010	2009	2011	2010	2009
Components of net periodic benefit cost
Service cost	$—	$—	$—	$1.3	$1.8	$1.8
Interest cost	4.8	5.1	5.6	8.9	8.4	8.4
Expected return on plan assets	(5.1)	(5.0)	(5.1)	(8.4)	(7.3)	(6.4)
Net amortization	4.9	4.3	3.1	1.2	1.7	2.0

Net periodic benefit cost	4.6	4.4	3.6	3.0	4.6	5.8
Curtailment loss	1.1	—	—	—	—	—

Total benefit cost	$5.7	$4.4	$3.6	$3.0	$4.6	$5.8

Weighted average assumptions used in development of net periodic benefit cost
Discount rate	4.66%	5.23%	6.46%	5.01%	5.46%	6.05%
Expected return on plan assets	7.5%	8.0%	8.0%	7.0%	7.1%	7.2%
Rate of compensation increase	n/a	n/a	n/a	3.5%	3.8%	4.1%

THE SCOTTS MIRACLE-GRO COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Other information

	U.S. Defined Benefit Plans	International Defined Benefit Plans
Plan asset allocations:
Target for September 30, 2012:
Equity securities	33%	60%
Debt securities	67%	40%
September 30, 2011:
Equity securities	36%	53%
Debt securities	63%	41%
Cash and cash equivalents	1%	6%
September 30, 2010:
Equity securities	53%	56%
Debt securities	47%	43%
Cash and cash equivalents	—	1%

Expected company contributions in fiscal 2012	$5.1	$7.9

Expected future benefit payments:
2012	$7.0	$5.9
2013	7.0	6.2
2014	7.1	6.6
2015	7.2	7.4
2016	7.2	7.5
2017 – 2021	36.2	45.3

The following tables set forth the fair value of the Company’s pension plan assets (in millions), segregated by level within the fair value hierarchy (refer to “NOTE 16. FAIR VALUE MEASUREMENTS” for further discussion of the fair value hierarchy and fair value principles):

	September 30, 2011
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Unobservable Inputs (Level 3)	Total
U.S. Defined Benefit Plan Assets
Cash and cash equivalents	$0.8	$—	$—	$0.8
Mutual funds—equities	26.9	—	—	26.9
Mutual funds—fixed income	46.6	—	—	46.6

Total	$74.3	$—	$—	$74.3

International Defined Benefit Plan Assets
Cash and cash equivalents	$0.4	$—	$—	$0.4
Insurance contracts	—	2.6	3.7	6.3
Mutual funds—equities	—	63.1	—	63.1
Mutual funds—fixed income	—	48.4	—	48.4

Total	$0.4	$114.1	$3.7	$118.2

THE SCOTTS MIRACLE-GRO COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	September 30, 2010
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Unobservable Inputs (Level 3)	Total
U.S. Defined Benefit Plan Assets
Cash and cash equivalents	$0.6	$—	$—	$0.6
Common stock	3.9	—	—	3.9
Mutual funds—equities	32.7	—	—	32.7
Mutual funds—fixed income	32.5	—	—	32.5

Total	$69.7	$—	$—	$69.7

International Defined Benefit Plan Assets
Cash and cash equivalents	$0.6	$—	$—	$0.6
Insurance contracts	—	—	4.1	4.1
Mutual funds—equities	—	65.1	—	65.1
Mutual funds—fixed income	—	46.0	—	46.0

Total	$0.6	$111.1	$4.1	$115.8

The table below sets forth a summary of changes in the fair value of the Company’s level 3 pension plan assets (in millions):

Level 3 Assets Insurance contracts
Balance, September 30, 2009	$3.9
Realized gain on plan assets	0.2
Unrealized gain on plan assets	0.3
Foreign currency translation	(0.3)

Balance, September 30, 2010	4.1
Realized gain on plan assets	0.2
Unrealized gain on plan assets	(0.4)
Foreign currency translation	(0.1)
Purchases, sales, issuances and settlements (net)	(0.1)

Balance, September 30, 2011	$3.7

Investment Strategy

Target allocation percentages among various asset classes are maintained based on an individual investment policy established for each of the various pension plans. Asset allocations are designed to achieve long-term objectives of return while mitigating against downside risk and considering expected cash requirements necessary to fund benefit payments. However, the Company cannot predict future investment returns and therefore cannot determine whether future pension plan funding requirements could materially and adversely affect its financial condition, results of operations or cash flows.

Basis for Long-Term Rate of Return on Asset Assumptions

The Company’s expected long-term rate of return on asset assumptions are derived from studies conducted by third parties. The studies include a review of anticipated future long-term performance of individual asset

THE SCOTTS MIRACLE-GRO COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

	2011	2010
Change in Accumulated Plan Benefit Obligation (APBO)
Benefit obligation at beginning of year	$31.7	$31.0
Service cost	0.5	0.5
Interest cost	1.6	1.7
Plan participants’ contributions	0.9	0.9
Actuarial loss	1.9	0.5
Curtailment loss	1.1	—
Benefits paid (net of federal subsidy of $0.3 and $0.3)	(3.3)	(2.9)

Benefit obligation at end of year	$34.4	$31.7

Change in plan assets
Fair value of plan assets at beginning of year	$—	$—
Employer contribution	2.7	2.4
Plan participants’ contributions	0.9	0.9
Gross benefits paid	(3.6)	(3.3)

Fair value of plan assets at end of year	—	—

Unfunded status at end of year	$(34.4)	$(31.7)

Amounts recognized in the Consolidated Balance Sheets consist of:
Current liabilities	$(2.3)	$(2.1)
Noncurrent liabilities	(32.1)	(29.6)

Total amount accrued	$(34.4)	$(31.7)

Amounts recognized in accumulated other comprehensive loss consist of:
Actuarial loss	$3.4	$1.4

Total change in other comprehensive loss attributable to:
Benefit losses during the period	$2.0	$0.6
Reclassification of benefit gains to net income	—	—

Total change in other comprehensive loss	$2.0	$0.6

The estimated actuarial gain that will be amortized from accumulated loss into net periodic benefit cost over the next fiscal year is immaterial
Discount rate used in development of APBO	4.66%	4.91%

THE SCOTTS MIRACLE-GRO COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	2011	2010	2009
Components of net periodic benefit cost
Service cost	$0.5	$0.5	$0.4
Interest cost	1.6	1.7	1.9
Curtailment loss	1.1	—	—
Amortization of actuarial gain	—	—	(0.2)

Total postretirement benefit cost	$3.2	$2.2	$2.1

Discount rate used in development of net periodic benefit cost	4.91%	5.50%	7.54%

In connection with the restructuring plan discussed in “NOTE 4. IMPAIRMENT, RESTRUCTURING AND OTHER CHARGES,” the Company recognized a plan curtailment charge of $1.1 million in fiscal 2011 for an increase in the benefit obligation associated with its retiree medical plan.

On December 8, 2003, the Medicare Prescription Drug, Improvement and Modernization Act (the “Act”) became law. The Act provides for a federal subsidy to sponsors of retiree health care benefit plans that provide a prescription drug benefit that is at least actuarially equivalent to the benefit established by the Act. The APBO at September 30, 2011, has been reduced by a deferred actuarial gain in the amount of $0.4 million to reflect the effect of the subsidy related to benefits attributed to past service. The amortization of the actuarial gain and reduction of service and interest costs served to reduce net periodic post retirement benefit cost for fiscal 2011, fiscal 2010 and fiscal 2009 by $1.1 million, $0.5 million and $0.6 million, respectively.

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

For measurement as of September 30, 2011, management has assumed that health care costs will increase at an annual rate of 7.25% in fiscal 2011, decreasing 0.25% per year to an ultimate trend of 5.00% in 2020. A 1% increase in health cost trend rate assumptions would increase the APBO by $1.0 million as of September 30, 2011. A 1% decrease in health cost trend rate assumptions would decrease the APBO by $1.2 million as of September 30, 2011. A 1% increase or decrease in the same rate would not have a material effect on service or interest costs.

THE SCOTTS MIRACLE-GRO COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Estimated Future Benefit Payments

The following benefit payments under the plan are expected to be paid by the Company and the retirees for the fiscal years indicated (in millions):

	Gross Benefit Payments	Retiree Contributions	Medicare Part D Subsidy	Net Company Payments
2012	$3.7	$(1.1)	$(0.3)	$2.3
2013	4.2	(1.3)	(0.4)	2.5
2014	4.5	(1.6)	(0.4)	2.5
2015	4.9	(1.9)	(0.4)	2.6
2016	5.2	(2.1)	(0.5)	2.6
2017 – 2021	30.0	(14.7)	(3.2)	12.1

The Company also provides comprehensive major medical benefits to its associates. The Company is self-insured for certain health benefits up to $0.3 million per occurrence per individual. The cost of such benefits is recognized as expense in the period the claim is incurred. This cost was $27.9 million, $27.6 million and $27.8 million in fiscal 2011, fiscal 2010 and fiscal 2009, respectively.

NOTE 11. DEBT

The components of long-term debt are as follows:

	September 30,
	2011	2010
	(In millions)
Credit Facilities:
Revolving loans	$387.2	$111.7
Term loans	—	302.4
Senior Notes – 7.25%	200.0	200.0
Senior Notes – 6.625%	200.0	—
Foreign borrowings (local facilities and term loans)	0.4	—
Contingent consideration	0.3	10.9
Other	7.1	6.7

	795.0	631.7
Less current portions	3.2	195.0

Long term debt	$791.8	$436.7

The Company’s debt matures as follows for each of the next five fiscal years and thereafter (in millions):

2012	$3.2
2013	1.1
2014	0.5
2015	0.5
2016	387.7
Thereafter	402.0

$795.0

THE SCOTTS MIRACLE-GRO COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

On June 30, 2011, Scotts Miracle-Gro and certain of its subsidiaries entered into a second amended and restated senior secured credit facility, providing for revolving loans in the aggregate principal amount of up to $1.7 billion over a five-year term. Borrowings may be made in various currencies including U.S. dollars, Euros, British pounds, Australian dollars and Canadian dollars. Under this credit facility, the Company may request up to an additional $450 million in revolving and/or term commitments, subject to certain specified conditions, including approval from the Company’s lenders. The credit facility replaced the Company’s previous senior secured credit facilities, which were comprised of: (a) a senior secured revolving loan facility in the aggregate principal amount of up to $1.59 billion and (b) a senior secured term loan facility totaling $560 million. The previous credit facilities were scheduled to expire in February 2012.

The terms of the credit facility provide for customary representations and warranties and affirmative covenants. The credit facility also contains customary negative covenants setting forth limitations, subject to negotiated carve-outs on liens; contingent obligations; fundamental changes; acquisitions, investments, loans and advances; indebtedness; restrictions on subsidiary distributions; transactions with affiliates and officers; sales of assets; sale and leaseback transactions; changing the Company’s fiscal year end; modifications of certain debt instruments; negative pledge clauses; entering into new lines of business; and restricted payments, which are limited to an aggregate of $125 million annually through fiscal 2013 and $150 million annually beginning in fiscal 2014 if our leverage ratio, after giving effect to any such annual dividend payment, exceeds 2.50. The credit facility is secured by collateral that includes the capital stock of specified subsidiaries of Scotts Miracle-Gro, substantially all domestic accounts receivable (exclusive of any “sold” receivables), inventory and equipment. The credit facility is guaranteed by substantially all of Scotts Miracle-Gro’s domestic subsidiaries.

Loans made under the credit facility bear interest, at the Company’s election, at a rate per annum equal to either the ABR or LIBOR rate, (both as defined) plus an applicable margin. Amounts outstanding under the credit facility at September 30, 2011 were at interest rates based on LIBOR applicable to the borrowed currencies plus 200 basis points. Under the credit facility, the Company has the ability to issue letter of credit commitments up to $75 million. At September 30, 2011, the Company had letters of credit in the aggregate face amount of $30.4 million outstanding, and $1.3 billion of availability under its credit facility.

On January 14, 2010, Scotts Miracle-Gro issued $200 million aggregate principal amount of 7.25% Senior Notes due 2018 (the “7.25% Senior Notes”). The net proceeds of the offering were used to reduce outstanding borrowings under the Company’s then existing credit facilities. The 7.25% Senior Notes represent general unsecured senior obligations of Scotts Miracle-Gro, and were sold to the public at 99.254% of the principal amount thereof, to yield 7.375% to maturity. The 7.25% Senior Notes have interest payment dates of January 15 and July 15 of each year, which began on July 15, 2010, and may be redeemed prior to maturity at applicable redemption premiums. The 7.25% Senior Notes contain usual and customary incurrence-based covenants, which include, but are not limited to, restrictions on the incurrence of additional indebtedness, the incurrence of liens and the issuance of certain preferred shares, and the making of certain distributions, investments and other restricted payments, as well as other usual and customary covenants, which include, but are not limited to, restrictions on sale and leaseback transactions, restrictions on purchases or redemptions of Scotts Miracle-Gro stock and prepayments of subordinated debt, limitations on asset sales and restrictions on transactions with affiliates. The 7.25% Senior Notes mature on January 15, 2018.

On December 16, 2010, Scotts Miracle-Gro issued $200 million aggregate principal amount of 6.625% Senior Notes due 2020 (the “6.625% Senior Notes”) in a private placement exempt from the registration requirements under the Securities Act of 1933, as amended. The net proceeds of the offering were used to repay outstanding borrowings under the Company’s then existing credit facilities and for general corporate purposes. The 6.625% Senior Notes represent general unsecured senior obligations of Scotts Miracle-Gro and rank equal in

THE SCOTTS MIRACLE-GRO COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

right of payment with the Company’s existing and future unsecured senior debt, including, without limitation, the 7.25% Senior Notes. The 6.625% Senior Notes have interest payment dates of June 15 and December 15 of each year, which began on June 15, 2011, and may be redeemed prior to maturity at applicable redemption premiums. The 6.625% Senior Notes contain usual and customary incurrence-based covenants, as well as other usual and customary covenants, substantially similar to those contained in the 7.25% Senior Notes. The 6.625% Senior Notes mature on December 15, 2020.

Substantially all of Scotts Miracle-Gro’s domestic subsidiaries serve as guarantors of both the 7.25% and the 6.625% Senior Notes. Refer to “NOTE 24. FINANCIAL INFORMATION FOR SUBSIDIARY GUARANTORS AND NON-GUARANTORS” for more information regarding the guarantor entities.

The Company was in compliance with the terms of all debt covenants at September 30, 2011. The credit facility contains, among other obligations, an affirmative covenant regarding the Company’s leverage ratio, calculated as average total indebtedness, as described in the Company’s credit facility, relative to the Company’s EBITDA, as adjusted pursuant to the terms of the credit facility (“Adjusted EBITDA”). Under the terms of the credit facility, the maximum leverage ratio was 3.50 as of September 30, 2011. The Company’s leverage ratio was 1.98 at September 30, 2011. The Company’s credit facility also includes an affirmative covenant regarding its interest coverage ratio. Interest coverage ratio is calculated as Adjusted EBITDA divided by interest expense, as described in the credit facility, and excludes costs related to refinancings. Under the terms of the credit facility, the minimum interest coverage ratio was 3.50 for the year ended September 30, 2011. The Company’s interest coverage ratio was 7.47 for the year ended September 30, 2011. The weighted average interest rates on average debt were 5.9% and 4.7% for fiscal 2011 and fiscal 2010, respectively.

At September 30, 2011, the Company had outstanding interest rate swap agreements with major financial institutions that effectively converted a portion of variable-rate debt denominated in U.S. dollars to a fixed rate. The swap agreements had a total U.S. dollar notional amount of $900 million at September 30, 2011. Interest payments made between the effective date and expiration date are hedged by the swap agreements, except as noted below. The notional amount, effective date, expiration date and rate of each of these swap agreements are shown in the table below.

Notional Amount (in millions)		Effective Date (a)	Expiration Date	Fixed Rate
$200		2/14/2007	2/14/2012	5.20%
50		2/14/2012	2/14/2016	3.78%
150	(b)	2/7/2012	5/7/2016	2.42%
150	(c)	11/16/2009	5/16/2016	3.26%
50	(b)	2/16/2010	5/16/2016	3.05%
100	(b)	2/21/2012	5/23/2016	2.40%
150	(c)	12/20/2011	6/20/2016	2.61%
50	(d)	12/6/2012	9/6/2017	2.96%

(a)	The effective date refers to the date on which interest payments were, or will be, first hedged by the applicable swap agreement.
(b)	Interest payments made during the three-month period of each year that begins with the month and day of the effective date are hedged by the swap agreement.
(c)	Interest payments made during the six-month period of each year that begins with the month and day of the effective date are hedged by the swap agreement.
(d)	Interest payments made during the nine-month period of each year that begins with the month and day of the effective date are hedged by the swap agreement.

THE SCOTTS MIRACLE-GRO COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Master Accounts Receivable Purchase Agreement

On September 21, 2011, the Company entered into a new Master Accounts Receivable Purchase Agreement (the “MARP Agreement”), with an initial stated termination date of September 21, 2012, or such later date as may be mutually agreed by the Company and the banks party thereto. The MARP Agreement, which is uncommitted, provides for the discretionary sale by the Company, and the discretionary purchase by the banks, on a revolving basis, of accounts receivable generated by sales to two specified account debtors in an aggregate amount not to exceed $325 million, with debtor sublimits ranging from $120 million to $250 million. Under the terms of the MARP Agreement, the banks have the opportunity to purchase those accounts receivable offered by the Company at a discount (from the agreed base value thereof) effectively equal to the greater of 7-day or 3-month LIBOR plus 1.05%. The MARP Agreement replaced the Company’s previous Master Accounts Receivable Purchase Agreement, which provided for the discounted sale, on an uncommitted, revolving basis, of accounts receivable generated by a single specified account debtor, with aggregate limits not to exceed $80 million and an interest rate that approximated the 7-day LIBOR rate plus 1.25%. The previous Master Accounts Receivable Purchase Agreement was scheduled to expire on September 30, 2011.

The Company accounts for the sale of receivables under the MARP Agreement as short-term debt and continues to carry the receivables on its Consolidated Balance Sheet, primarily as a result of the Company’s right to repurchase receivables sold. There were no short-term borrowings under the MARP Agreement as of September 30, 2011 and 2010.

Estimated Fair Values

A description of the methods and assumptions used to estimate the fair values of the Company’s debt instruments is as follows:

Credit Facility

The interest rate currently available to the Company fluctuates with the applicable LIBOR rate, prime rate or Federal Funds Effective Rate, and thus the carrying value is a reasonable estimate of fair value.

7.25% Senior Notes

The fair value of the 7.25% Senior Notes can be determined based on the trading of the 7.25% Senior Notes in the open market. The difference between the carrying value and the fair value of the 7.25% Senior Notes represents the premium or discount on that date. Based on the trading value on or around September 30, 2011, the fair value of the 7.25% Senior Notes was approximately $206.0 million.

6.625% Senior Notes

The fair value of the 6.625% Senior Notes can be determined based on the trading of the 6.625% Senior Notes. The difference between the carrying value and the fair value of the 6.625% Senior Notes represents the premium or discount on that date. Based on the trading value on or around September 30, 2011, the fair value of the 6.625% Senior Notes was approximately $198.1 million.

Accounts Receivable Pledged

The interest rate on the short-term debt associated with accounts receivable pledged under the MARP Agreement fluctuates with the applicable LIBOR rate, and thus the carrying value is a reasonable estimate of fair value.

THE SCOTTS MIRACLE-GRO COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The estimated fair values of the Company’s debt instruments are as follows for the fiscal years ended September 30 (in millions):

	2011		2010
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Revolving loans	$387.2	$387.2	$111.7	$111.7
Term loans	—	—	302.4	302.4
Senior Notes – 7.25%	200.0	206.0	200.0	211.0
Senior Notes – 6.625%	200.0	198.1	—	—
Contingent consideration	—	—	10.9	10.9
Other	7.1	7.1	6.7	6.7

NOTE 12. SHAREHOLDERS’ EQUITY

At September 30, authorized and issued capital shares consisted of the following:

	2011	2010
(In millions)
Preferred shares, no par value:
Authorized	0.2 shares	0.2 shares
Issued	0.0 shares	0.0 shares
Common shares, no par value, $.01 stated value per share
Authorized	100.0 shares	100.0 shares
Issued	68.1 shares	68.1 shares

In fiscal 1995, The Scotts Company merged with Stern’s Miracle-Gro Products, Inc. (“Miracle-Gro”). At September 30, 2011, the former shareholders of Miracle-Gro, including Hagedorn Partnership L.P., owned approximately 30% of Scotts Miracle-Gro’s outstanding common shares and, thus, have the ability to significantly influence the election of directors and other actions requiring the approval of Scotts Miracle-Gro’s shareholders.

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

In August 2010, the Scotts Miracle-Gro Board of Directors authorized the repurchase of up to $500 million of Scotts Miracle-Gro’s common shares (the “Common Shares”) over a four-year period through September 30, 2014. On May 4, 2011, the Scotts Miracle-Gro Board of Directors authorized the repurchase of up to an additional $200 million of the Common Shares, resulting in authority to repurchase up to a total of $700 million of the Common Shares through September 30, 2014. The authorization provides the Company with flexibility to purchase the Common Shares from time to time in open market purchases or through privately negotiated transactions. All or part of the repurchases may be made under Rule 10b5-1 plans, which the Company may enter

THE SCOTTS MIRACLE-GRO COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

from time to time and which enable the repurchases to occur on a more regular basis, or pursuant to accelerated share repurchases. The share repurchase authorization, which expires September 30, 2014, may be suspended or discontinued at any time, and there can be no guarantee as to the timing or amount of any repurchases. Since the inception of this program in the fourth quarter of fiscal 2010 through September 30, 2011, Scotts Miracle-Gro has repurchased approximately 7.4 million Common Shares for $383.7 million to be held in treasury. Scotts Miracle-Gro repurchased 6.9 million Common Shares in fiscal 2011. Common Shares held in treasury totaling 1.2 million and 1.1 million were reissued in support of share-based compensation awards and employee purchases under the employee stock purchase plan during fiscal 2011 and fiscal 2010, respectively.

Share-Based Awards

Scotts Miracle-Gro grants share-based awards annually to officers, certain other employees of the Company and non-employee directors of Scotts Miracle-Gro. The share-based awards typically consist of stock options, restricted stock, restricted stock units and deferred stock units. Performance-based awards have also been made. Stock appreciation rights (“SARs”) have been granted, though not in recent years. SARs result in less dilution than stock options as the SAR holder receives a net share settlement upon exercise. All of these share-based awards have been made under plans approved by the shareholders. Generally, employee share-based awards provide for three-year cliff vesting. Vesting for non-employee director awards varies based on the length of service and age of each director at the time of the award. Vesting of performance-based awards are dependent on service and achievement of specified performance targets. Share-based awards are forfeited if a holder terminates employment or service with the Company prior to the vesting date. The Company estimates that 10-15% of its share-based awards will be forfeited based on an analysis of historical trends. This assumption is re-evaluated on an annual basis and adjusted as appropriate. Stock options and SAR awards have exercise prices equal to the market price of the underlying common shares on the date of grant with a term of 10 years. If available, Scotts Miracle-Gro will typically use treasury shares, or if not available, newly-issued Common Shares, in satisfaction of its share-based awards.

A maximum of 18 million Common Shares are available for issuance under share-based award plans. At September 30, 2011, approximately 0.7 million Common Shares were not subject to outstanding awards and were available to underlie the grant of new share-based awards.

The following is a recap of the share-based awards granted during the periods indicated:

	Year Ended September 30,
	2011	2010	2009
Employees
Options	429,700	367,600	701,100
Restricted stock	—	—	243,400
Restricted stock units	65,939	259,353	199,262
Performance shares	—	4,200	—
Performance units	53,874	—	—
Board of Directors
Deferred stock units	30,296	28,854	33,281

Total share-based awards	579,809	660,007	1,177,043

Aggregate fair value at grant dates (in millions)	$13.8	$16.9	$16.7

THE SCOTTS MIRACLE-GRO COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Total share-based compensation was as follows for the periods indicated (in millions):

	Year Ended September 30,
	2011	2010	2009
Share-based compensation	$16.0	$16.4	$14.5
Tax benefit recognized	6.2	6.3	5.6

As of September 30, 2011, total unrecognized compensation cost related to non-vested share-based awards amounted to $11.9 million. This cost is expected to be recognized over a weighted-average period of 1.9 years. The tax benefit realized from the tax deductions associated with the exercise of share-based awards and the vesting of restricted stock totaled $14.2 million for fiscal 2011.

Stock Options/SARs

Aggregate stock option and SARs activity consisted of the following for the year ended September 30, 2011 (options/SARs in millions):

	No. of Options/SARs	WTD. Avg. Exercise Price
Beginning balance	4.6	$31.74
Granted	0.4	51.73
Exercised	(1.0)	32.72
Forfeited	(0.2)	37.70

Ending balance	3.8	33.47

Exercisable	2.5	31.26

The following summarizes certain information pertaining to stock option and SAR awards outstanding and exercisable at September 30, 2011 (options/SARs in millions):

	Awards Outstanding			Awards Exercisable
Range of Exercise Price	No. of Options/ SARs	WTD. Avg. Remaining Life	WTD. Avg. Exercise Price	No. of Options/ SARS	WTD. Avg. Remaining Life	WTD. Avg. Exercise Price
$16.80 – $19.82	0.2	0.07	$16.92	0.2	0.07	$16.92
$20.12 – $21.65	0.8	4.55	21.45	0.3	1.41	21.20
$24.45 – $28.72	0.4	2.41	25.74	0.4	2.41	25.74
$29.01 – $31.62	0.3	3.37	29.17	0.3	3.23	29.12
$33.25 – $37.48	0.3	4.09	35.87	0.3	4.09	35.87
$37.89 – $38.90	0.9	5.61	38.59	0.9	5.61	38.59
$40.81 – $51.73	0.9	7.95	46.74	0.1	4.64	41.59

	3.8	5.04	$33.47	2.5	3.62	$31.26

THE SCOTTS MIRACLE-GRO COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The intrinsic value of the stock option and SAR awards outstanding and exercisable at September 30 were as follows (in millions):

2011
Outstanding	$45.4
Exercisable	33.4

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

	Year Ended September 30,
	2011	2010	2009
Expected market price volatility	31.9%	32.1%	45.3%
Risk-free interest rates	2.4%	2.8%	3.0%
Expected dividend yield	1.9%	1.2%	2.3%
Expected life of stock options in years	5.97	6.00	5.93
Estimated weighted-average fair value per stock option	$14.06	$12.90	$7.93

The total intrinsic value of stock options exercised was $22.4 million, $25.9 million and $16.1 million during fiscal 2011, fiscal 2010 and fiscal 2009, respectively. Cash received from the exercise of stock options for fiscal 2011 was $31.5 million.

Restricted share-based awards

Restricted share-based award activity (including restricted stock, restricted stock units and deferred stock units) was as follows:

	No. of Shares	WTD. Avg. Grant Date Fair Value per Share
Awards outstanding at September 30, 2008	371,836	$43.91
Granted	483,843	23.88
Vested	(114,730)	39.33
Forfeited	(33,000)	36.27

Awards outstanding at September 30, 2009	707,949	31.32
Granted	288,207	41.53
Vested	(129,130)	41.15
Forfeited	(26,600)	27.24

Awards outstanding at September 30, 2010	840,426	33.52
Granted	96,235	51.99
Vested	(136,355)	38.44
Forfeited	(103,400)	32.76

Awards outstanding at September 30, 2011	696,906	35.22

THE SCOTTS MIRACLE-GRO COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The total fair value of restricted stock vested was $4.6 million, $5.2 million and $4.4 million during fiscal 2011, fiscal 2010 and fiscal 2009, respectively. The total fair value of restricted stock units vested was $0.6 million, $0.4 million and $0.2 million during fiscal 2011, fiscal 2010 and fiscal 2009, respectively.

Performance-based awards

Performance-based award activity was as follows:

	No. of Units	WTD. Avg. Grant Date Fair Value per Unit
Awards outstanding at September 30, 2008	40,000	$27.98
Granted	—	—
Vested	(5,038)	27.98
Forfeited	(4,962)	27.98

Awards outstanding at September 30, 2009	30,000	27.98
Granted	4,200	38.76
Vested	(10,000)	27.98
Forfeited	—	—

Awards outstanding at September 30, 2010	24,200	29.85
Granted	53,874	51.91
Vested	(35,774)	32.57
Forfeited	—	—

Awards outstanding at September 30, 2011	42,300	51.73

THE SCOTTS MIRACLE-GRO COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 13. EARNINGS PER COMMON SHARE

The following table presents information necessary to calculate basic and diluted earnings per common share. Basic earnings per common share are computed by dividing income from continuing operations, income from discontinued operations or net income by the weighted average number of common shares outstanding. Diluted earnings per common share are computed by dividing income from continuing operations, income from discontinued operations or net income by the weighted average number of common shares outstanding plus all potentially dilutive securities. Stock options with exercise prices greater than the average market price of the underlying common shares are excluded from the computation of diluted earnings per common share because they are out-of-the-money and the effect of their inclusion would be anti-dilutive. The number of common shares covered by out-of-the-money stock options was 0.2 million, 0.2 million and 2.3 million for the years ended September 30, 2011, 2010 and 2009, respectively.

	Year Ended September 30,
	2011	2010	2009
	(In millions, except per share data)
Income from continuing operations	$121.9	$200.5	$132.6
Income from discontinued operations	46.0	3.6	20.7

Net income	$167.9	$204.1	$153.3

BASIC EARNINGS PER COMMON SHARE:
Weighted-average common shares outstanding during the period	64.7	66.3	65.0

Income from continuing operations	$1.88	$3.03	$2.04
Income from discontinued operations	0.72	0.05	0.32

Net income	$2.60	$3.08	$2.36

DILUTED EARNINGS PER COMMON SHARE:
Weighted-average common shares outstanding during the period	64.7	66.3	65.0
Dilutive potential common shares	1.5	1.3	1.1

Weighted-average number of common shares outstanding and dilutive potential common shares	66.2	67.6	66.1

Income from continuing operations	$1.84	$2.97	$2.01
Income from discontinued operations	0.70	0.05	0.31

Net income	$2.54	$3.02	$2.32

THE SCOTTS MIRACLE-GRO COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 14. INCOME TAXES

The provision (benefit) for income taxes allocated to continuing operations consisted of the following (in millions):

	Year Ended September 30,
	2011	2010	2009
Current:
Federal	$57.3	$83.9	$52.7
State	7.4	7.3	3.3
Foreign	5.4	6.3	5.1

Total Current	70.1	97.5	61.1

Deferred:
Federal	2.2	20.0	13.4
State	(0.1)	1.3	1.0
Foreign	0.7	0.6	—

Total Deferred	2.8	21.9	14.4

Provision for income taxes	$72.9	$119.4	$75.5

The domestic and foreign components of income from continuing operations before income taxes were as follows (in millions):

	Year Ended September 30,
	2011	2010	2009
Domestic	$177.9	$307.8	$201.8
Foreign	16.9	12.1	6.3

Income from continuing operations before income taxes	$194.8	$319.9	$208.1

A reconciliation of the federal corporate income tax rate and the effective tax rate on income from continuing operations before income taxes is summarized below:

	Year Ended September 30,
	2011	2010	2009
Statutory income tax rate	35.0%	35.0%	35.0%
Effect of foreign operations	(0.4)	(0.2)	(0.3)
State taxes, net of federal benefit	2.8	2.7	2.1
Change in state NOL and credit carryforwards	(0.1)	0.1	—
Research & Development tax credit	(0.2)	—	(0.5)
Effect of goodwill impairment and other permanent differences	—	(0.6)	(0.8)
Resolution of prior tax contingencies	0.8	0.3	1.0
Other	(0.5)	—	(0.2)

Effective income tax rate	37.4%	37.3%	36.3%

THE SCOTTS MIRACLE-GRO COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Deferred income taxes arise from temporary differences between financial reporting and tax reporting bases of assets and liabilities, and operating loss and tax credit carryforwards for tax purposes. The components of the deferred income tax assets and liabilities were as follows (in millions):

	September 30,
	2011	2010
DEFERRED TAX ASSETS
Inventories	$18.3	$14.6
Accrued liabilities	70.3	68.0
Postretirement benefits	40.7	47.6
Accounts receivable	10.8	9.3
State NOL carryovers	1.6	4.2
Foreign NOL carryovers	42.7	40.9
Foreign tax credit carryovers	7.8	—
Interest rate swaps	10.3	9.0
Other	5.7	3.9

Gross deferred tax assets	208.2	197.5
Valuation allowance	(44.3)	(42.3)

Total deferred tax assets	163.9	155.2

DEFERRED TAX LIABILITIES
Property, plant and equipment	(60.6)	(54.3)
Intangible assets	(74.5)	(79.1)
Other	(5.9)	(6.2)

Total deferred tax liabilities	(141.0)	(139.6)

Net deferred tax asset	$22.9	$15.6

The net current and non-current components of deferred income taxes recognized in the Consolidated Balance Sheets were (in millions):

	September 30,
	2011	2010
Net current deferred tax assets (classified with prepaid and other assets)	$88.1	$77.1
Net current deferred tax assets held for sale	—	1.5
Net non-current deferred tax liabilities (classified with other liabilities)	(65.2)	(60.6)
Net non-current deferred tax liabilities held for sale	—	(2.4)

Net deferred tax asset	$22.9	$15.6

GAAP requires that a valuation allowance be placed against a deferred tax asset if it is more likely than not that the tax benefit associated with the asset will not be realized in the future. As shown in the table above, valuation allowances were placed against $44.3 million and $42.3 million of deferred tax assets as of September 30, 2011 and 2010, respectively. Most of these valuation allowances relate to certain foreign net operating losses, and the remainder relates to certain state net operating losses and a capital loss carryover. Each of these items is explained more fully below.

THE SCOTTS MIRACLE-GRO COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Company has elected to treat certain foreign entities as disregarded entities for U.S. tax purposes, which results in their net income or loss being recognized currently in the Company’s U.S. tax return. As such, the tax benefit of net operating losses available for foreign statutory tax purposes has already been recognized for U.S. purposes. Accordingly, a full valuation allowance is required on the tax benefit of these net operating losses on global consolidation. The foreign net operating losses of these foreign disregarded entities were $152.8 million at September 30, 2011, the majority of which have indefinite carryforward periods. The statutory tax benefit of these net operating loss carryovers, and related full valuation allowances thereon, amounted to $41.5 million and $39.6 million for the fiscal years ended September 30, 2011 and 2010, respectively.

Foreign net operating losses of certain controlled foreign corporations were $4.7 million as of September 30, 2011, the majority of which have indefinite carryforward periods. Due to a history of losses in these entities, a full valuation allowance has also been placed against the statutory tax benefit associated with these losses amounting to $1.2 million and $1.3 million at September 30, 2011 and 2010, respectively.

State net operating losses were $25.8 million as of September 30, 2011, with carryforward periods ranging from 5 to 20 years. Any losses not utilized within a specific state’s carryforward period will expire. State net operating loss carryforwards included $0.4 million and $1.4 million of tax benefits relating to Smith & Hawken at September 30, 2011 and 2010, respectively. As these losses may only be used against income of Smith & Hawken, and cannot be used to offset income of the consolidated group, a full valuation allowance has been recorded against this tax asset.

Tax benefits associated with state tax credits will expire if not utilized and amounted to $0.5 million at both September 30, 2011 and 2010. No valuation allowance has been placed against these credits as the Company should fully utilize the credits within their respective carryover periods.

Lastly, regarding valuation allowances, a full valuation allowance has been placed against a capital loss carryover generated in the current fiscal year related to the worthlessness and related write-off of the Company’s $3.3 million investment in the stock of Turf-Seed (Europe) Limited. As it is unlikely that the Company will generate capital gains within the five year carryover period to absorb this capital loss, a full valuation allowance has been placed against the associated deferred tax asset of $1.2 million.

Deferred taxes have not been provided on unremitted earnings approximating $110.0 million of certain foreign subsidiaries and foreign corporate joint ventures as such earnings have been indefinitely reinvested. These foreign entities held cash and cash equivalents of $121.1 million and $78.0 million at September 30, 2011 and 2010, respectively. Our current plans do not demonstrate a need to, nor do we have plans to, repatriate the retained earnings from these subsidiaries as the earnings are indefinitely reinvested. However, in the future, if we determine it is necessary to repatriate these funds, or we sell or liquidate any of these subsidiaries, we may be required to pay associated taxes on the repatriation. We may also be required to withhold foreign taxes depending on the foreign jurisdiction from which the funds are repatriated. The effective rate of tax on such repatriations may materially differ from the federal statutory tax rate, thereby having a material impact on tax expense in the year of repatriation; however, the Company cannot reasonably estimate the amount of such a tax event.

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

The Company had $8.9 million, $7.8 million and $6.2 million of gross unrecognized tax benefits related to uncertain tax positions at September 30, 2011, 2010 and 2009, respectively. Included in the September 30, 2011,

THE SCOTTS MIRACLE-GRO COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

2010 and 2009 balances were $7.3 million, $6.4 million and $6.4 million, respectively, of unrecognized tax benefits that, if recognized, would have an impact on the effective tax rate.

A reconciliation of the unrecognized tax benefits for fiscal 2011, fiscal 2010 and fiscal 2009 is as follows (in millions):

	2011	2010	2009
Balance at beginning of year	$7.8	$6.2	$7.2
Additions for tax positions of the current year	1.1	2.1	0.5
Additions for tax positions of prior years	1.9	2.4	1.1
Reductions for tax positions of the current year	—	(0.8)	(0.1)
Reductions for tax positions of prior years	(1.2)	(1.3)	(0.7)
Settlements with tax authorities	(0.6)	—	(0.3)
Expiration of statutes of limitation	(0.1)	(0.8)	(1.5)

Balance at end of year	$8.9	$7.8	$6.2

The Company continues to recognize accrued interest and penalties related to unrecognized tax benefits as a component of the provision for income taxes. As of September 30, 2011, 2010 and 2009, respectively, the Company had $1.6 million, $1.3 million and $1.2 million accrued for the payment of interest that, if recognized, would impact the effective tax rate. As of September 30, 2011, 2010 and 2009, respectively, the Company had $0.7 million, $0.7 million and $0.6 million accrued for the payment of penalties that, if recognized, would impact the effective tax rate. For the year ended September 30, 2011, the Company recognized a $0.4 million of tax interest and tax penalties in its statement of operations.

Scotts Miracle-Gro or one of its subsidiaries files income tax returns in the U.S. federal jurisdiction and various state, local and foreign jurisdictions. With few exceptions, the Company is no longer subject to examinations by these tax authorities for fiscal years prior to 2008. The Company is currently under examination by certain foreign and U.S. state and local tax authorities. The Internal Revenue Service has completed its audit of the Company’s fiscal 2008 tax period which resulted in an immaterial change to tax expense and associated liability for unrecognized tax benefits. The audit did result in a cash payment due related to foreign tax credits that was timing in nature only. As such, the cash payment resulted in a corresponding increase of $7.8 million to a deferred tax asset related to foreign tax credit carrybacks and carryovers that are expected to be fully utilized within the ten year carryover period. In regard to the local German audit, the tax periods under investigation are limited to fiscal years 2004 through 2008. In regard to the U.S. state and local audits, the tax periods under investigation are limited to fiscal years 1997 through 2008. In addition to these aforementioned audits, certain other tax deficiency notices and refund claims for previous years remain unresolved.

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

THE SCOTTS MIRACLE-GRO COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Exchange Rate Risk Management

The Company periodically uses foreign currency swap contracts to manage the exchange rate risk associated with intercompany loans with foreign subsidiaries that are denominated in local currencies. At September 30, 2011, the notional amount of outstanding foreign currency swap contracts was $217.9 million, with a fair value of $2.7 million. At September 30, 2010, the notional amount of outstanding foreign currency swap contracts was $209.9 million, with a liability position based on a negative fair value of $6.6 million. The fair value of foreign currency swap contracts is determined based on changes in spot rates. The unrealized loss on the foreign currency swap contracts approximates the unrealized gain on the intercompany loans recognized by the Company’s lending subsidiaries. The contracts will mature over the next fiscal year.

Interest Rate Risk Management

The Company enters into interest rate swap agreements as a means to hedge its variable interest rate risk on debt instruments. The fair values are reflected in the Company’s Consolidated Balance Sheets. Net amounts to be received or paid under the swap agreements are reflected as adjustments to interest expense. Since the interest rate swap agreements have been designated as hedging instruments, unrealized gains or losses resulting from adjusting these swaps to fair value are recorded as elements of accumulated other comprehensive loss (“AOCI”) within the Consolidated Balance Sheets. The fair value of the swap agreements is determined based on the present value of the estimated future net cash flows using implied rates in the applicable yield curve as of the valuation date.

At September 30, 2011 and 2010, the Company had outstanding interest rate swap agreements with major financial institutions that effectively converted a portion of the Company’s variable-rate debt to a fixed rate. The swap agreements had a total U.S. dollar equivalent notional amount of $900.0 million and $450.0 million at September 30, 2011 and 2010, respectively. Refer to “NOTE 11. DEBT” for the terms of the swap agreements outstanding at September 30, 2011. Included in the AOCI balance at September 30, 2011 is a loss of $6.6 million related to interest rate swap agreements that is expected to be reclassified to earnings during the next 12 months, consistent with the timing of the underlying hedged transactions.

Commodity Price Risk Management

The Company had outstanding hedging arrangements at September 30, 2011 designed to fix the price of a portion of its projected future urea requirements. The contracts are designated as hedges of the Company’s exposure to future cash flow fluctuations associated with the cost of urea. The objective of the hedges is to mitigate the earnings and cash flow volatility attributable to the risk of changing prices. Unrealized gains or losses in the fair value of these contracts are recorded to the AOCI component of shareholders’ equity. Realized gains or losses remain as a component of AOCI until the related inventory is sold. Upon sale of the underlying

THE SCOTTS MIRACLE-GRO COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

inventory, the gain or loss is reclassified to cost of sales. Included in the AOCI balance at September 30, 2011 was a gain of $1.1 million related to urea derivatives that is expected to be reclassified to earnings during the next 12 months, consistent with the timing of the underlying hedged transactions.

Periodically, the Company also uses derivatives to partially mitigate the effect of fluctuating diesel and gasoline costs on operating results. Any such derivatives that do not qualify for hedge accounting treatment in accordance with GAAP are recorded at fair value, with unrealized gains and losses on open contracts and realized gains or losses on settled contracts recorded as an element of cost of sales. Unrealized gains or losses in the fair value of derivative contracts that do qualify for hedge accounting are recorded in other comprehensive income (expense), except for any ineffective portion of the change in fair value, which is immediately recorded in earnings. For the effective portion of the change in fair value, realized gains or losses remain as a component of AOCI until the related fuel is consumed. Upon consumption of the fuel, the gain or loss is reclassified to cost of sales. Included in the AOCI balance at September 30, 2011 was a loss of $0.2 million related to fuel derivatives that is expected to be reclassified to earnings during the next 12 months, consistent with the timing of the underlying hedged transactions.

As of September 30, 2011 and 2010, the Company had the following outstanding commodity contracts that were entered into to hedge forecasted purchases:

Commodity	2011	2010
Urea	4,500 tons	62,000 tons
Diesel	3,955,000 gallons	420,000 gallons

Fair Values of Derivative Instruments

The following table summarizes the fair values of the Company’s derivative instruments and the respective lines in which they were recorded in the Consolidated Balance Sheets as of September 30, 2011 and 2010 (in millions):

	Assets / (Liabilities)
Derivatives Designated As Hedging Instruments	Balance Sheet Location	2011	2010
		Fair Value
Interest rate swap agreements	Other current liabilities	$(10.7)	$(12.1)
	Other liabilities	(17.4)	(12.5)
Commodity hedging instruments	Prepaid and other assets	0.1	1.9
	Other current liabilities	(0.3)	—

Total derivatives designated as hedging instruments		$(28.3)	$(22.7)

Derivatives Not Designated As Hedging Instruments(1)
Foreign currency swap contracts	Prepaid and other assets	$2.7	$—
	Other current liabilities	—	(6.6)
Commodity hedging instruments	Other current liabilities	(0.5)	—

Total derivatives not designated as hedging instruments(1)		$2.2	$(6.6)

Total derivatives		$(26.1)	$(29.3)

(1)	See discussion above for additional information regarding the Company’s purpose for entering into derivatives not designated as hedging instruments and its overall risk management strategy.

THE SCOTTS MIRACLE-GRO COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Refer to “NOTE 16. FAIR VALUE MEASUREMENTS” for the Company’s fair value measurements of derivative instruments as they relate to the valuation hierarchy.

The effect of derivative instruments, net of tax, on AOCI and the Consolidated Statements of Operations for the years ended September 30, 2011 and 2010 was as follows (in millions):

	Amount of Gain/(Loss) Recognized in AOCI
	Year Ended
Derivatives in Cash Flow Hedging Relationships	2011	2010
Interest rate swap agreements	$(14.5)	$(17.6)
Commodity hedging instruments	1.5	2.8

Total	$(13.0)	$(14.8)

Derivatives in Cash Flow Hedging Relationships	Location of Gain/(Loss) Reclassified From AOCI Into Earnings	Amount of Gain/(Loss) Reclassified From AOCI Into Earnings
		Year Ended
		2011	2010
Interest rate swap agreements	Interest expense	$(12.6)	$(17.1)
Commodity hedging instruments	Cost of sales	2.6	(2.3)

Total		$(10.0)	$(19.4)

Derivatives not Designated As Hedging Instruments	Location of Gain/(Loss) Recognized in Income	Amount of Gain/(Loss) Recognized in Earnings
		Year Ended
		2011	2010
Foreign currency swap contracts	Interest expense	$6.1	$(14.4)
Commodity hedging instruments	Cost of sales	1.5	(0.7)

Total		$7.6	$(15.1)

NOTE 16. FAIR VALUE MEASUREMENTS

Fair value is defined as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or the most advantageous market for the asset or liability in an orderly transaction between market participants at the measurement date. A three-level fair value hierarchy prioritizes the inputs used to measure fair value. The hierarchy requires entities to maximize the use of observable inputs and minimize the use of unobservable inputs. The three levels of inputs used to measure fair value are as follows:

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

Derivatives

Derivatives consist of foreign currency, interest rate and commodity derivative instruments. Foreign currency swap contracts are valued using observable forward rates in commonly quoted intervals for the full term of the contracts. Interest rate swap agreements are valued based on the present value of the estimated future net cash flows using implied rates in the applicable yield curve as of the valuation date. Commodity contracts are measured using observable commodity exchange prices in active markets.

These derivative instruments are classified within Level 2 of the valuation hierarchy and are included within other assets and other liabilities in our Consolidated Balance Sheets, except for derivative instruments expected to be settled within the next 12 months, which are included within prepaid and other assets and other current liabilities.

Cash equivalents

Cash equivalents consist of highly liquid investments purchased with a maturity of three months or less. The carrying value of these cash equivalents approximates fair value due to their short-term maturities.

Other

Other financial assets consist of investment securities in non-qualified retirement plan assets. These securities are valued using observable market prices in active markets.

The following table presents the Company’s financial assets and liabilities measured at fair value on a recurring basis at September 30, 2011 (in millions):

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Unobservable Inputs (Level 3)	Total
Assets
Cash equivalents	$83.6	$—	$—	$83.6
Derivatives
Commodity hedging instruments	—	0.1	—	0.1
Foreign currency swap contracts	—	2.7	—	2.7
Other	6.3	—	—	6.3

Total	$89.9	$2.8	$—	$92.7

Liabilities
Derivatives
Interest rate swap agreements	$—	$(28.1)	$—	$(28.1)
Commodity hedging instruments	—	(0.8)	—	(0.8)

Total	$—	$(28.9)	$—	$(28.9)

THE SCOTTS MIRACLE-GRO COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following presents the Company’s non-financial assets and liabilities measured at fair value on a non-recurring basis at September 30, 2011 (in millions) and describes the valuation methodologies used for non-financial assets and liabilities measured at fair value, as well as the general classification within the valuation hierarchy:

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Unobservable Inputs (Level 3)	Total Losses
Assets of Wild Bird Food	$—	$—	$4.8	$26.2
Other tradenames	$—	$—	$2.9	$2.3
Investment in Turf-Seed (Europe) Limited	$—	$—	$—	$6.5

Certain property, plant and equipment, tradenames, goodwill and other long-lived assets were written down to their fair value, resulting in an impairment charge of $34.9 million, which was included in earnings for the period. The value of the property, plant and equipment was determined using the cost approach, which is a valuation technique based on the amounts that currently would be required to replace the service capacity of the respective assets (often referred to as current replacement cost). The value of the tradenames was determined using a royalty savings methodology similar to that employed when the associated businesses were acquired but using updated estimates of sales, cash flow and profitability. The value of the goodwill was determined under the income-based approach utilizing discounted cash flows and assumptions the Company believes marketplace participants would utilize. The investment in Turf-Seed (Europe) Limited was determined to be fully impaired based on the estimated future cash flows associated with this entity in relation to the carrying value of the investment.

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

THE SCOTTS MIRACLE-GRO COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following presents the Company’s non-financial assets and liabilities measured at fair value on a non-recurring basis at September 30, 2010 (in millions) and describes the valuation methodologies used for non-financial assets and liabilities measured at fair value, as well as the general classification within the valuation hierarchy:

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Unobservable Inputs (Level 3)	Total Losses
Tradenames	$—	$—	$257.2	$18.5

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

NOTE 17. OPERATING LEASES

The Company leases certain property and equipment from third parties under various non-cancelable operating lease agreements. Certain lease agreements contain renewal and purchase options. The lease agreements generally require that the Company pay taxes, insurance and maintenance expenses related to the leased assets. Future minimum lease payments for non-cancelable operating leases at September 30, 2011, were as follows (in millions):

2012	$45.2
2013	37.3
2014	36.1
2015	24.0
2016	18.0
Thereafter	34.2

Total future minimum lease payments	$194.8

The Company also leases certain vehicles (primarily cars and light trucks) under agreements that are cancelable after the first year, but typically continue on a month-to-month basis until canceled by the Company. The vehicle leases and certain other non-cancelable operating leases contain residual value guarantees that create a contingent obligation on the part of the Company to compensate the lessor if the leased asset cannot be sold for an amount in excess of a specified minimum value at the conclusion of the lease term. If all such vehicle leases had been canceled as of September 30, 2011, the Company’s residual value guarantee would have approximated $5.9 million.

Other residual value guarantee amounts that apply at the conclusion of non-cancelable lease terms are as follows:

	Amount of Guarantee	Lease Termination Date
Scotts LawnService® vehicles	$15.9 million	2013
Corporate aircraft	$12.8 million	2012

THE SCOTTS MIRACLE-GRO COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Rent expense for fiscal 2011, fiscal 2010 and fiscal 2009 totaled $67.3 million, $65.4 million and $62.8 million, respectively.

NOTE 18. COMMITMENTS

The Company has the following unconditional purchase obligations due during each of the next five fiscal years that have not been recognized on the Consolidated Balance Sheet at September 30, 2011 (in millions):

2012	$122.7
2013	80.0
2014	23.9
2015	23.9
2016	5.4
Thereafter	1.2

$257.1

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

NOTE 19. CONTINGENCIES

Management regularly evaluates the Company’s contingencies, including various lawsuits and claims which arise in the normal course of business, product and general liabilities, workers’ compensation, property losses and other liabilities for which the Company is self-insured or retains a high exposure limit. Self-insurance reserves are established based on actuarial loss estimates for specific individual claims plus actuarially estimated amounts for incurred but not reported claims and adverse development factors applied to existing claims. Legal costs incurred in connection with the resolution of claims, lawsuits and other contingencies are expensed as incurred. In the opinion of management, its assessment of contingencies is reasonable and related reserves, in the aggregate, are adequate; however, there can be no assurance that final resolution of these matters will not have a material effect on the Company’s financial condition, results of operations or cash flows. The following are the more significant of the Company’s identified contingencies:

FIFRA Compliance and the Corresponding Governmental Investigations

For a description of the Company’s ongoing FIFRA compliance efforts and the corresponding governmental investigations, see “NOTE 3. PRODUCT REGISTRATION AND RECALL MATTERS.”

Other Regulatory Matters

At September 30, 2011, $3.9 million was accrued in the “Other liabilities” line in the Consolidated Balance Sheet for non-FIFRA compliance-related environmental actions, the majority of which is for site remediation. The amounts accrued are believed to be adequate to cover such known environmental exposures based on current facts and estimates of likely outcomes. Although it is reasonably possible that the costs to resolve such known environmental exposures will exceed the amounts accrued, any variation from accrued amounts is not expected to be material.

THE SCOTTS MIRACLE-GRO COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Other

The Company has been named as a defendant in a number of cases alleging injuries that the lawsuits claim resulted from exposure to asbestos-containing products, apparently based on the Company’s historic use of vermiculite in certain of its products. The complaints in these cases are not specific about the plaintiffs’ contacts with the Company or its products. The Company in each case is one of numerous defendants and none of the claims seek damages from the Company alone. The Company believes that the claims against it are without merit and is vigorously defending against them. It is not currently possible to reasonably estimate a probable loss, if any, associated with these cases and, accordingly, no reserves have been recorded in the Company’s Consolidated Financial Statements. The Company is reviewing agreements and policies that may provide insurance coverage or indemnity as to these claims and is pursuing coverage under some of these agreements and policies, although there can be no assurance of the results of these efforts. There can be no assurance that these cases, whether as a result of adverse outcomes or as a result of significant defense costs, will not have a material effect on the Company’s financial condition, results of operations or cash flows.

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

The Company is involved in other lawsuits and claims which arise in the normal course of business. These claims individually and in the aggregate are not expected to result in a material effect on the Company’s financial condition, results of operations or cash flows.

NOTE 20. CONCENTRATIONS OF CREDIT RISK

Financial instruments which potentially subject the Company to concentration of credit risk consist principally of trade accounts receivable. The Company sells its consumer products to a wide variety of retailers, including home centers, mass merchandisers, warehouse clubs, large hardware chains, independent hardware stores, nurseries, garden centers and food and drug stores. Concentrations of accounts receivable at September 30 were as follows:

	2011	2010
Due from customers geographically located in North America	77%	76%
Applicable to the Global Consumer business	89%	89%
Applicable primarily to Scotts LawnService®	11%	11%
Top 3 customers as a percent of total North America Consumer accounts receivable	69%	75%

The remainder of the Company’s accounts receivable at September 30, 2011 and 2010 were generated from customers located outside of North America, primarily retailers, distributors and nurseries in Europe. No concentrations of these customers or individual customers within this group accounted for more than 10% of the Company’s accounts receivable at either balance sheet date.

The Company’s three largest customers are reported within the Global Consumer segment and are the only customers that individually represent more than 10% of reported consolidated net sales for each of the last three

THE SCOTTS MIRACLE-GRO COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

fiscal years. These three customers accounted for the following percentages of consolidated net sales for the fiscal years ended September 30:

	Largest Customer	2nd Largest Customer	3rd Largest Customer
2011	29.7%	18.0%	13.0%
2010	29.9%	18.0%	15.8%
2009	29.4%	17.0%	16.3%

NOTE 21. OTHER (INCOME) EXPENSE

Other (income) expense consisted of the following for the fiscal years ended September 30 (in millions):

	2011	2010	2009
Royalty income, net	$(4.8)	$(4.5)	$(4.1)
Gain from peat transaction	—	(0.9)	—
Franchise fees	(0.3)	(0.5)	(0.6)
Foreign currency losses	1.4	0.3	—
Other, net	2.0	(1.1)	5.9

Total	$(1.7)	$(6.7)	$1.2

NOTE 22. SEGMENT INFORMATION

The Company divides its business into the following segments—Global Consumer and Scotts LawnService®. This division of reportable segments is consistent with how the segments report to and are managed by the chief operating decision maker of the Company. The Company has made reclassifications to prior period segment amounts as a result of the change in internal organization structure associated with the sale of a significant majority of its previously reported Global Professional business segment, which is now reported in discontinued operations. For additional information regarding the sale, refer to “NOTE 2. DISCONTINUED OPERATIONS.”

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

The Scotts LawnService® segment provides residential and commercial lawn fertilization, disease and insect control and other related services such as core aeration, tree and shrub fertilization and limited pest control services through Company-owned branches and independent franchisees in the United States.

Segment performance is evaluated based on several factors, including income from continuing operations before amortization, product registration and recall costs, and impairment, restructuring and other charges, which is not a GAAP measure. Senior management of the Company uses this measure of operating profit to gauge segment performance because the Company believes this measure is the most indicative of performance trends and the overall earnings potential of each segment. Total assets reported for the Company’s operating segments

THE SCOTTS MIRACLE-GRO COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

include the intangible assets for the acquired businesses within those segments. The accounting policies of the segments are the same as those described in the “NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES.”

Corporate & Other consists of the Company’s non-European professional seed business and revenues and expenses associated with the Company’s supply agreements with ICL, as well as corporate, general and administrative expenses and certain other income/expense items not allocated to the business segments. Corporate & Other assets primarily include deferred financing and debt issuance costs and corporate intangible assets, as well as deferred tax assets. For capital expenditures and total assets, Corporate & Other also includes Smith & Hawken, which is classified as discontinued operations on the Consolidated Statements of Operations.

The following table presents summarized financial information concerning the Company’s reportable segments for fiscal years ended September 30 (in millions):

	2011	2010	2009
Net sales:
Global Consumer	$2,533.2	$2,649.7	$2,485.3
Scotts LawnService®	235.6	224.1	231.1

Segment total	2,768.8	2,873.8	2,716.4
Corporate & Other	67.7	25.0	31.1
Roundup® amortization	(0.8)	(0.8)	(0.8)
Product registration and recall matters—returns	—	—	(0.3)

Consolidated	$2,835.7	$2,898.0	$2,746.4

Income from continuing operations before income taxes:
Global Consumer	$425.6	$490.7	$411.8
Scotts LawnService®	25.9	21.0	14.0

Segment total	451.5	511.7	425.8
Corporate & Other	(102.4)	(110.7)	(124.2)
Roundup® amortization	(0.8)	(0.8)	(0.8)
Other amortization	(10.6)	(9.9)	(11.7)
Product registration and recall matters	(14.6)	(8.7)	(28.6)
Impairment, restructuring and other charges	(76.1)	(18.5)	—
Costs related to refinancing	(1.2)	—	—
Interest expense	(51.0)	(43.2)	(52.4)

Consolidated	$194.8	$319.9	$208.1

Depreciation & amortization:
Global Consumer	$43.6	$41.0	$39.7
Scotts LawnService®	3.4	3.8	4.9
Corporate & Other	13.8	11.9	12.3

	$60.8	$56.7	$56.9

Capital expenditures:
Global Consumer	$59.0	$72.2	$62.6
Scotts LawnService®	3.0	1.5	1.8
Corporate & Other	8.1	9.2	9.2

	$70.1	$82.9	$73.6

THE SCOTTS MIRACLE-GRO COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	2011	2010
Total assets:
Global Consumer	$1,552.4	$1,458.4
Scotts LawnService®	184.3	177.7
Corporate & Other	315.5	334.8
Assets held for sale	—	193.1

	$2,052.2	$2,164.0

The following table presents net sales and long-lived assets (property, plant and equipment and finite-lived intangibles) by geographic area for fiscal 2011, fiscal 2010 and fiscal 2009 (in millions):

	2011	2010	2009
Net sales:
United States	$2,330.4	$2,425.5	$2,314.3
International	505.3	472.5	432.1

	$2,835.7	$2,898.0	$2,746.4

Long-lived assets:
United States	$411.3	$404.4	$347.4
International	69.8	73.6	83.4

	$481.1	$478.0	$430.8

THE SCOTTS MIRACLE-GRO COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 23. QUARTERLY CONSOLIDATED FINANCIAL INFORMATION (UNAUDITED)

The following is a summary of the unaudited quarterly results of operations for fiscal 2011 and fiscal 2010 (in millions, except per share data).

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Full Year
FISCAL 2011
Net sales	$230.2	$1,129.6	$1,058.7	$417.2	$2,835.7
Gross profit	49.1	462.7	400.1	91.1	1,003.0
Income (loss) from continuing operations	(66.7)	148.6	111.7	(71.7)	121.9
Income (loss) from discontinued operations, net of tax	(1.2)	29.0	(0.1)	18.3	46.0
Net income (loss)	(67.9)	177.6	111.6	(53.4)	167.9
Basic earnings (loss) per common share:
Income (loss) from continuing operations	$(1.00)	$2.26	$1.73	$(1.16)	$1.88
Income (loss) from discontinued operations, net of tax	(0.02)	0.44	—	0.30	0.72

Net income (loss)	$(1.02)	$2.70	$1.73	$(0.86)	$2.60

Common shares used in basic EPS calculation	66.3	65.8	64.5	62.0	64.7

Diluted earnings (loss) per common share:
Income (loss) from continuing operations	$(1.00)	$2.20	$1.69	$(1.16)	$1.84
Income (loss) from discontinued operations, net of tax	(0.02)	0.43	—	0.30	0.70

Net income (loss)	$(1.02)	$2.63	$1.69	$(0.86)	$2.54

Common shares and dilutive potential common shares used in diluted EPS calculation	66.3	67.6	66.2	62.0	66.2
FISCAL 2010
Net sales	$252.4	$1,050.7	$1,172.6	$422.3	$2,898.0
Gross profit	52.8	415.0	481.8	126.3	1,075.9
Income (loss) from continuing operations	(50.1)	114.2	169.5	(33.1)	200.5
Income (loss) from discontinued operations, net of tax	(7.6)	4.3	6.4	0.5	3.6
Net income (loss)	(57.7)	118.5	175.9	(32.6)	204.1
Basic earnings (loss) per common share:
Income (loss) from continuing operations	$(0.76)	$1.72	$2.55	$(0.50)	$3.03
Income (loss) from discontinued operations, net of tax	(0.12)	0.07	0.10	0.01	0.05

Net income (loss)	$(0.88)	$1.79	$2.65	$(0.49)	$3.08

Common shares used in basic EPS calculation	65.9	66.2	66.5	66.5	66.3

Diluted earnings (loss) per common share:
Income (loss) from continuing operations	$(0.76)	$1.69	$2.50	$(0.50)	$2.97
Income (loss) from discontinued operations, net of tax	(0.12)	0.07	0.09	0.01	0.05

Net income (loss)	$(0.88)	$1.76	$2.59	$(0.49)	$3.02

Common shares and dilutive potential common shares used in diluted EPS calculation	65.9	67.4	67.9	66.5	67.6

Common share equivalents, such as share-based awards, are excluded from the diluted loss per common share calculation in periods where there is a loss from continuing operations because the effect of their inclusion would be anti-dilutive.

THE SCOTTS MIRACLE-GRO COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Company’s business is highly seasonal, with approximately 75% of net sales occurring in the second and third fiscal quarters.

Unusual items during fiscal 2011 consisted of product registration and recall charges, impairment, restructuring and other charges, and costs related to refinancing. These items are reflected in the quarterly financial information as follows: first quarter product registration and recall charges of $1.7 million; second quarter product registration and recall charges of $2.5 million; third quarter product registration and recall charges of $6.8 million, and impairment, restructuring and other charges of $13.8 million; fourth quarter product registration and recall charges of $3.6 million and impairment, restructuring and other charges of $62.3 million. Unusual items in discontinued operations consisted of the sale of Global Pro to ICL resulting in an after-tax gain of $39.5 million, which included transaction costs. During the fourth quarter of 2011, an out-of-period adjustment of approximately $13.6 million was recorded to correct the tax provision recognized for discontinued operations in the second quarter of 2011. Management believes the amount was not material individually or in the aggregate to current or prior interim periods. In addition, in the fourth quarter of fiscal 2011, the Company recorded an adjustment of $5.0 million as a change in estimate on the tax due on the gain on sale of Global Pro.

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

NOTE 24. FINANCIAL INFORMATION FOR SUBSIDIARY GUARANTORS AND NON-GUARANTORS

The 7.25% and 6.625% Senior Notes (collectively, the “Senior Notes”) issued by Scotts Miracle-Gro on January 14, 2010 and December 16, 2010, respectively, are guaranteed by certain of its domestic subsidiaries and, therefore, the Company has disclosed condensed, consolidating financial information in accordance with SEC Regulation S-X Rule 3-10, Financial Statements of Guarantors and Issuers of Guaranteed Securities Registered or Being Registered. The following 100% directly or indirectly owned subsidiaries fully and unconditionally guarantee the Senior Notes on a joint and several basis: EG Systems, Inc., dba Scotts LawnService®; Gutwein & Co., Inc.; Hyponex Corporation; Miracle-Gro Lawn Products, Inc.; OMS Investments, Inc.; Rod McLellan Company; Sanford Scientific, Inc.; Scotts Temecula Operations, LLC; Scotts Manufacturing Company; Scotts Products Co.; Scotts Professional Products Co.; Scotts-Sierra Investments, Inc.; SMG Brands, Inc.; SMG Growing Media, Inc.; Swiss Farms Products, Inc.; and The Scotts Company LLC (collectively, the “Guarantors”). SMG Brands, Inc. was added as a Guarantor of the Senior Notes on September 28, 2011. Accordingly, SMG Brands, Inc. has been classified as a Guarantor for all periods presented in the condensed, consolidating financial information accompanying this Note 24.

The following information presents condensed, consolidating Statements of Operations and Statements of Cash Flows for each of the three years in the period ended September 30, 2011, and condensed, consolidating Balance Sheets as of September 30, 2011 and 2010. The consolidating financial information presents, in separate columns, financial information for: Scotts Miracle-Gro on a Parent-only basis, carrying its investment in subsidiaries under the equity method; Guarantors on a combined basis, carrying investments in subsidiaries

THE SCOTTS MIRACLE-GRO COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

which do not guarantee the debt (collectively, the “Non-Guarantors”) under the equity method; Non-Guarantors on a combined basis; and eliminating entries. The eliminating entries primarily reflect intercompany transactions, such as interest expense, accounts receivable and payable, short and long-term debt, and the elimination of equity investments and income in subsidiaries. Because the Parent is obligated to pay the unpaid principal amount and interest on all amounts borrowed by the Guarantors or Non-Guarantors under the credit facility (and was obligated to pay the unpaid principal amount and interest on all amounts borrowed by the Guarantors and Non-Guarantors under the previous senior secured five-year revolving loan facility), the borrowings and related interest expense for the loans outstanding of the Guarantors and Non-Guarantors are also presented in the accompanying Parent-only financial information, and are then eliminated.

THE SCOTTS MIRACLE-GRO COMPANY

Condensed, Consolidating Statement of Operations

for the fiscal year ended September 30, 2011

(in millions)

	Parent	Subsidiary Guarantors	Non- Guarantors	Eliminations	Consolidated
Net sales	$—	$2,312.6	$523.1	$—	$2,835.7
Cost of sales	—	1,465.1	346.1	—	1,811.2
Cost of sales - impairment, restructuring and other charges	—	17.3	1.0	—	18.3
Cost of sales - product registration and recall matters	—	3.2	—	—	3.2

Gross profit	—	827.0	176.0	—	1,003.0
Operating expenses:
Selling, general and administrative	—	526.1	162.4	—	688.5
Impairment, restructuring and other charges	—	54.3	3.5	—	57.8
Product registration and recall matters	—	11.4	—	—	11.4
Other income, net	—	(1.3)	(0.4)	—	(1.7)

Income from operations	—	236.5	10.5	—	247.0
Equity income in subsidiaries	(186.8)	(41.6)	—	228.4	—
Other non-operating income	(19.4)	—	—	19.4	—
Costs related to refinancing	1.2	—	—	—	1.2
Interest expense	48.1	20.0	2.3	(19.4)	51.0

Income from continuing operations before income taxes	156.9	258.1	8.2	(228.4)	194.8
Income tax (benefit) expense from continuing operations	(11.0)	80.8	3.1	—	72.9

Income from continuing operations	167.9	177.3	5.1	(228.4)	121.9
Income (loss) from discontinued operations, net of tax	—	9.5	36.5	—	46.0

Net income (loss)	$167.9	$186.8	$41.6	$(228.4)	$167.9

THE SCOTTS MIRACLE-GRO COMPANY

Condensed, Consolidating Statement of Cash Flows

for the fiscal year ended September 30, 2011

(in millions)

	Parent	Subsidiary Guarantors	Non- Guarantors	Eliminations	Consolidated
NET CASH (USED IN) PROVIDED BY OPERATING ACTIVITIES	$(10.5)	$84.0	$48.6	$—	$122.1

INVESTING ACTIVITIES
Proceeds from sale of long-lived assets	—	0.2	—	—	0.2
Proceeds from sale of business, net of transaction costs	—	158.7	94.9	—	253.6
Investments in property, plant and equipment	—	(64.5)	(8.2)	—	(72.7)
Contingent consideration and related payments	—	(20.0)	—	—	(20.0)
Investments in acquired businesses, net of cash acquired	—	(7.6)	—	—	(7.6)

Net cash provided by investing activities	—	66.8	86.7	—	153.5

FINANCING ACTIVITIES
Borrowings under revolving and bank lines of credit and term loans	—	908.2	701.9	—	1,610.1
Repayments under revolving and bank lines of credit and term loans	(302.4)	(660.8)	(668.9)	—	(1,632.1)
Proceeds from issuance of Senior Notes	200.0	—	—	—	200.0
Financing and issuance fees	(18.9)	—	—	—	(18.9)
Dividends paid	(67.9)	—	—	—	(67.9)
Purchase of common shares	(358.7)	—	—	—	(358.7)
Payments on seller notes	—	(0.3)	—	—	(0.3)
Excess tax benefits from share-based payment arrangements	—	5.6	—	—	5.6
Cash received from exercise of stock options	31.5	—	—	—	31.5
Intercompany financing	526.9	(404.3)	(122.6)	—	—

Net cash provided by (used in) financing activities	10.5	(151.6)	(89.6)	—	(230.7)

Effect of exchange rate changes on cash	—	—	(2.1)	—	(2.1)

Net increase (decrease) in cash and cash equivalents	—	(0.8)	43.6	—	42.8
Cash and cash equivalents, beginning of period	—	5.1	83.0	—	88.1

Cash and cash equivalents, end of period	$—	$4.3	$126.6	$—	$130.9

THE SCOTTS MIRACLE-GRO COMPANY

Condensed, Consolidating Balance Sheet

As of September 30, 2011

(in millions)

	Parent	Subsidiary Guarantors	Non- Guarantors	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$—	$4.3	$126.6	$—	$130.9
Accounts receivable, net	—	248.2	75.3	—	323.5
Inventories	—	313.7	73.3	—	387.0
Prepaid and other current assets	—	107.9	43.2	—	151.1

Total current assets	—	674.1	318.4	—	992.5
Property, plant and equipment, net	—	347.3	47.4	—	394.7
Goodwill	—	308.4	0.7	—	309.1
Intangible assets, net	—	270.3	49.3	—	319.6
Other assets	33.1	13.3	27.6	(37.7)	36.3
Equity investment in subsidiaries	794.3	—	—	(794.3)	—
Intercompany assets	553.7	115.4	—	(669.1)	—

Total assets	$1,381.1	$1,728.8	$443.4	$(1,501.1)	$2,052.2

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current portion of debt	$—	$2.8	$0.4	$—	$3.2
Accounts payable	—	103.9	46.1	—	150.0
Other current liabilities	17.2	202.5	95.7	—	315.4

Total current liabilities	17.2	309.2	142.2	—	468.6
Long-term debt	787.2	261.3	130.5	(387.2)	791.8
Other liabilities	16.9	205.6	47.2	(37.7)	232.0
Equity investment in subsidiaries	—	328.7	—	(328.7)	—
Intercompany liabilities	—	—	281.9	(281.9)	—

Total liabilities	821.3	1,104.8	601.8	(1,035.5)	1,492.4
Shareholders’ equity	559.8	624.0	(158.4)	(465.6)	559.8

Total liabilities and shareholders’ equity	$1,381.1	$1,728.8	$443.4	$(1,501.1)	$2,052.2

THE SCOTTS MIRACLE-GRO COMPANY

Condensed, Consolidating Statement of Operations

for the fiscal year ended September 30, 2010

(in millions)

	Parent	Subsidiary Guarantors	Non- Guarantors	Eliminations	Consolidated
Net sales	$—	$2,429.2	$468.8	$—	$2,898.0
Cost of sales	—	1,502.8	316.3	—	1,819.1
Cost of sales — product registration and recall matters	—	3.0	—	—	3.0

Gross profit	—	923.4	152.5	—	1,075.9
Operating expenses:
Selling, general and administrative	—	576.9	118.4	—	695.3
Impairment, restructuring and other charges	—	18.2	0.3	—	18.5
Product registration and recall matters	—	5.7	—	—	5.7
Other income, net	—	(5.8)	(0.9)	—	(6.7)

Income from operations	—	328.4	34.7	—	363.1
Equity income in subsidiaries	(212.5)	(21.9)	—	234.4	—
Other non-operating income	(24.0)	—	—	24.0	—
Interest expense	37.7	24.8	4.7	(24.0)	43.2

Income from continuing operations before income taxes	198.8	325.5	30.0	(234.4)	319.9
Income tax (benefit) expense from continuing operations	(5.3)	113.0	11.7	—	119.4

Income from continuing operations	204.1	212.5	18.3	(234.4)	200.5
Income from discontinued operations, net of tax	—	—	3.6	—	3.6

Net income	$204.1	$212.5	$21.9	$(234.4)	$204.1

THE SCOTTS MIRACLE-GRO COMPANY

Condensed, Consolidating Statement of Cash Flows

for the fiscal year ended September 30, 2010

(in millions)

	Parent	Subsidiary Guarantors	Non- Guarantors	Eliminations	Consolidated
NET CASH (USED IN) PROVIDED BY OPERATING ACTIVITIES	$(5.2)	$272.2	$28.9	$—	$295.9

INVESTING ACTIVITIES
Proceeds from sale of long-lived assets	—	5.8	18.7	—	24.5
Investments in property, plant and equipment	—	(74.5)	(8.9)	—	(83.4)

Net cash provided by (used in) investing activities	—	(68.7)	9.8	—	(58.9)

FINANCING ACTIVITIES
Borrowings under revolving and bank lines of credit and term loans	—	593.5	427.9	—	1,021.4
Repayments under revolving and bank lines of credit and term loans	—	(851.6)	(539.8)	—	(1,391.4)
Proceeds from issuance of Senior Notes, net of discount	198.5	—	—	—	198.5
Financing and issuance fees	(5.5)	—	—	—	(5.5)
Dividends paid	(42.6)	—	—	—	(42.6)
Purchase of common shares	(25.0)	—	—	—	(25.0)
Payments on seller notes	—	(0.6)	—	—	(0.6)
Excess tax benefits from share-based payment arrangements	—	6.4	—	—	6.4
Cash received from exercise of stock options	22.5	—	—	—	22.5
Intercompany financing	(142.7)	47.4	95.3	—	—

Net cash provided by (used in) financing activities	5.2	(204.9)	(16.6)	—	(216.3)

Effect of exchange rate changes on cash	—	—	(3.2)	—	(3.2)

Net (decrease) increase in cash and cash equivalents	—	(1.4)	18.9	—	17.5
Cash and cash equivalents, beginning of period	—	6.5	64.1	—	70.6

Cash and cash equivalents, end of period	$—	$5.1	$83.0	$—	$88.1

THE SCOTTS MIRACLE-GRO COMPANY

Condensed, Consolidating Balance Sheet

As of September 30, 2010

(in millions)

	Parent	Subsidiary Guarantors	Non- Guarantors	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$—	$5.1	$83.0	$—	$88.1
Accounts receivable, net	—	265.5	85.4	—	350.9
Inventories	—	287.7	65.2	—	352.9
Assets held for sale	—	—	193.1	—	193.1
Prepaid and other assets	—	97.9	35.2	—	133.1

Total current assets	—	656.2	461.9	—	1,118.1
Property, plant and equipment, net	—	334.7	46.6	—	381.3
Goodwill	—	305.1	0.7	—	305.8
Intangible assets, net	—	275.2	55.0	—	330.2
Other assets	13.9	16.1	41.1	(42.5)	28.6
Equity investment in subsidiaries	932.5	—	—	(932.5)	—
Intercompany assets	337.3	—	—	(337.3)	—

Total assets	$1,283.7	$1,587.3	$605.3	$(1,312.3)	$2,164.0

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current portion of debt	$193.2	$1.8	$—	$—	$195.0
Accounts payable	—	92.2	49.5	—	141.7
Liabilities held for sale	—	—	45.3	—	45.3
Other current liabilities	3.6	249.1	102.1	—	354.8

Total current liabilities	196.8	343.1	196.9	—	736.8
Long-term debt	318.8	25.5	102.1	(9.7)	436.7
Other liabilities	3.6	200.9	64.0	(42.5)	226.0
Equity investment in subsidiaries	—	98.5	—	(98.5)	—
Intercompany liabilities	—	88.3	239.3	(327.6)	—

Total liabilities	519.2	756.3	602.3	(478.3)	1,399.5
Shareholders’ equity	764.5	831.0	3.0	(834.0)	764.5

Total liabilities and shareholders’ equity	$1,283.7	$1,587.3	$605.3	$(1,312.3)	$2,164.0

THE SCOTTS MIRACLE-GRO COMPANY

Condensed, Consolidating Statement of Operations

for the fiscal year ended September 30, 2009

(in millions)

	Parent	Subsidiary Guarantors	Non- Guarantors	Eliminations	Consolidated
Net sales	$—	$2,316.2	$430.2	$—	$2,746.4
Cost of sales	—	1,460.7	296.3	—	1,757.0
Cost of sales - product registration and recall matters	—	11.7	—	—	11.7

Gross profit	—	843.8	133.9	—	977.7
Operating expenses:
Selling, general and administrative	—	564.4	134.8	—	699.2
Product registration and recall matters	—	16.8	—	—	16.8
Other expense (income), net	—	3.5	(2.3)	—	1.2

Income from operations	—	259.1	1.4	—	260.5
Equity income in subsidiaries	(155.1)	(15.4)	—	170.5	—
Other non-operating income	(33.6)	—	—	33.6	—
Interest expense	36.3	38.9	10.8	(33.6)	52.4

Income (loss) from continuing operations before income taxes	152.4	235.6	(9.4)	(170.5)	208.1
Income tax (benefit) expense from continuing operations	(0.9)	80.5	(4.1)	—	75.5

Income (loss) from continuing operations	153.3	155.1	(5.3)	(170.5)	132.6
Income from discontinued operations, net of tax	—	—	20.7	—	20.7

Net income	$153.3	$155.1	$15.4	$(170.5)	$153.3

THE SCOTTS MIRACLE-GRO COMPANY

Condensed, Consolidating Statement of Cash Flows

for the fiscal year ended September 30, 2009

(in millions)

	Parent	Subsidiary Guarantors	Non- Guarantors	Eliminations	Consolidated
NET CASH PROVIDED BY OPERATING ACTIVITIES	$18.6	$210.7	$35.3	$—	$264.6

INVESTING ACTIVITIES
Proceeds from sale of long-lived assets	—	1.4	—	—	1.4
Investments in property, plant and equipment	—	(54.3)	(17.7)	—	(72.0)
Investments in intellectual property	—	(3.4)	—	—	(3.4)
Investments in acquired businesses, net of cash acquired	—	—	(9.3)	—	(9.3)

Net cash used in investing activities	—	(56.3)	(27.0)	—	(83.3)

FINANCING ACTIVITIES
Borrowings under revolving and bank lines of credit and term loans	—	1,181.5	376.5	—	1,558.0
Repayments under revolving and bank lines of credit and term loans	—	(1,314.9)	(421.1)	—	(1,736.0)
Financing and issuance fees	—	(0.1)	—	—	(0.1)
Dividends paid	(33.4)	—	—	—	(33.4)
Payments on seller notes	—	(1.4)	—	—	(1.4)
Excess tax benefits from share-based payment arrangements	—	4.1	—	—	4.1
Cash received from exercise of stock options	14.8	—	—	—	14.8
Intercompany financing	—	(21.1)	21.1	—	—

Net cash used in financing activities	(18.6)	(151.9)	(23.5)	—	(194.0)

Effect of exchange rate changes on cash	—	—	(0.4)	—	(0.4)

Net (decrease) increase in cash and cash equivalents	—	2.5	(15.6)	—	(13.1)
Cash and cash equivalents, beginning of period	—	4.0	79.7	—	83.7

Cash and cash equivalents, end of period	$—	$6.5	$64.1	$—	$70.6

Schedule II—Valuation and Qualifying Accounts

for the fiscal year ended September 30, 2011

Column A	Column B	Column C	Column D	Column E	Column F
Classification	Balance at Beginning of Period	Reserves Acquired	Additions Charged to Expense	Deductions Credited and Write-Offs	Balance at End of Period
	(In millions)
Valuation and qualifying accounts deducted from the assets to which they apply:
Inventory reserve	$14.4	$—	$9.0	$(2.1)	$21.3
Inventory reserve—product recalls	3.5	—	3.2	(6.0)	0.7
Allowance for doubtful accounts	7.7	0.1	9.5	(4.4)	12.9
Income tax valuation allowance	42.3	—	(2.0)	4.0	44.3

Schedule II—Valuation and Qualifying Accounts

for the fiscal year ended September 30, 2010

Column A	Column B	Column C	Column D	Column E	Column F
Classification	Balance at Beginning of Period	Reserves Acquired	Additions Charged to Expense	Deductions Credited and Write-Offs	Balance at End of Period
	(In millions)
Valuation and qualifying accounts deducted from the assets to which they apply:
Inventory reserve	$21.3	$—	$8.4	$(15.3)	$14.4
Inventory reserve—product recalls	8.3	—	0.8	(5.6)	3.5
Allowance for doubtful accounts	7.5	—	4.6	(4.4)	7.7
Income tax valuation allowance	43.1	—	0.5	(1.3)	42.3

Schedule II—Valuation and Qualifying Accounts

for the fiscal year ended September 30, 2009

Column A	Column B	Column C	Column D	Column E	Column F
Classification	Balance at Beginning of Period	Reserves Acquired	Additions Charged to Expense	Deductions Credited and Write-Offs	Balance at End of Period
	(In millions)
Valuation and qualifying accounts deducted from the assets to which they apply:
Inventory reserve	$15.0	$—	$12.8	$(6.5)	$21.3
Inventory reserve—product recalls	8.7	—	2.9	(3.3)	8.3
Allowance for doubtful accounts	7.0	—	6.7	(6.2)	7.5
Income tax valuation allowance	65.8	—	1.8	(24.5)	43.1

The Scotts Miracle-Gro Company

Index to Exhibits

Exhibit No.	Description	Location
3.1(a)	Initial Articles of Incorporation of The Scotts Miracle-Gro Company as filed with the Ohio Secretary of State on November 22, 2004	Incorporated herein by reference to the Current Report on Form 8-K of The Scotts Miracle-Gro Company, (the “Registrant”) filed March 24, 2005 (File No. 1-11593) [Exhibit 3.1]

3.1(b)	Certificate of Amendment by Shareholders to Articles of Incorporation of The Scotts Miracle-Gro Company as filed with the Ohio Secretary of State on March 18, 2005	Incorporated herein by reference to the Registrant’s Current Report on Form 8-K filed March 24, 2005 (File No. 1-11593) [Exhibit 3.2]

3.2	Code of Regulations of The Scotts Miracle-Gro Company	Incorporated herein by reference to the Registrant’s Current Report on Form 8-K filed March 24, 2005 (File No. 1-11593) [Exhibit 3.3]

4.1(a)	Indenture, dated January 14, 2010, among The Scotts Miracle-Gro Company, the guarantors from time to time party thereto and U.S. Bank National Association, as trustee	Incorporated herein by reference to the Registrant’s Current Report on Form 8-K filed January 14, 2010 (File No. 1-11593) [Exhibit 4.1]

4.1(b)	First Supplemental Indenture, dated January 14, 2010, among The Scotts Miracle-Gro Company, the subsidiary guarantors named therein and U.S. Bank National Association, as trustee	Incorporated herein by reference to the Registrant’s Current Report on Form 8-K filed January 14, 2010 (File No. 1-11593) [Exhibit 4.2]

4.1(c)	Second Supplemental Indenture, dated September 28, 2011, among The Scotts Miracle-Gro Company, the subsidiary guarantors named therein and U.S. Bank National Association, as trustee	*

4.1(d)	Form of 7.25% Senior Notes due 2018	Incorporated herein by reference to the Registrant’s Current Report on Form 8-K filed January 14, 2010 (File No. 1-11593) [Included in Exhibit 4.2]

4.2(a)	Indenture, dated as of December 16, 2010, by and among The Scotts Miracle-Gro Company, the Guarantors (as defined therein) and U.S. Bank National Association, as trustee	Incorporated herein by reference to the Registrant’s Current Report on Form 8-K filed December 16, 2010 (File No. 1-11593) [Exhibit 4.1]

Exhibit No.	Description	Location
4.2(b)	First Supplemental Indenture, dated as of September 28, 2011, by and among The Scotts Miracle-Gro Company, the Guarantors (as defined therein) and U.S. Bank National Association, as trustee	*

4.2(c)	Form of 6.625% Senior Notes due 2020	Incorporated herein by reference to the Registrant’s Current Report on Form 8-K filed December 16, 2010 (File No. 1-11593) [Included in Exhibit 4.1]

4.2(d)

Registration Rights Agreement, dated as of December 16, 2010, by and among The Scotts Miracle-Gro Company, the guarantors named therein and Merrill Lynch, Pierce, Fenner & Smith Incorporated, as representative of the several initial purchasers named therein

Incorporated herein by reference to the Registrant’s Current Report on Form 8-K filed December 16, 2010 (File No. 1-11593) [Exhibit 4.3]

4.3	Agreement to furnish copies of instruments and agreements defining rights of holders of long-term debt	*

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

10.1(b)

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

Exhibit No.	Description	Location
10.2

Second Amended and Restated Credit Agreement, dated as of June 30, 2011, by and among The Scotts Miracle-Gro Company as the “Borrower” the Subsidiary Borrowers (as defined in the Second Amended and Restated Credit Agreement); the several banks and other financial institutions from time to time parties to the Second Amended and Restated Credit Agreement (the “Lenders”); Bank of America, N.A., as Syndication Agent; Cobank, ACB, BNP Paribas, Credit Agricole Corporate and Investment Bank, Rabobank Nederland, Citizens Bank of Pennsylvania, The Bank of Nova Scotia and Wells Fargo Bank, N.A., as Documentation Agents; and JPMorgan Chase Bank, N.A., as Administrative Agent

Incorporated herein by reference to the Registrant’s Current Report on Form 8-K filed July 1, 2011 (File No. 1-11593) [Exhibit 4.1]

10.3

Second Amended and Restated Guarantee and Collateral Agreement, dated as of June 30, 2011, made by The Scotts Miracle-Gro Company, each domestic Subsidiary Borrower under the Second Amended and Restated Credit Agreement, and certain of its and their domestic subsidiaries, in favor of JPMorgan Chase Bank, N.A., as Administrative Agent

Incorporated herein by reference to the Registrant’s Current Report on Form 8-K filed July 1, 2011 (File No. 1-11593) [Exhibit 4.2]

10.4(a)†	The Scotts Miracle-Gro Company Amended and Restated 1996 Stock Option Plan (effective as of October 30, 2007)	Incorporated herein by reference to the Registrant’s Annual Report on Form 10-K for the fiscal year ended September 30, 2007 (File No. 1-11593) [Exhibit 10(d)(4)]

10.4(b)†

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

10.5(a)†	The Scotts Miracle-Gro Company Amended and Restated 2003 Stock Option and Incentive Equity Plan (effective as of October 30, 2007)	Incorporated herein by reference to the Registrant’s Annual Report on Form 10-K for the fiscal year ended September 30, 2007 (File No. 1-11593) [Exhibit 10(j)(3)]

10.5(b)(i)

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
10.5(b)(ii)

Specimen form of Award Agreement for Directors used to evidence grants of Nonqualified Stock Options made under The Scotts Miracle-Gro Company 2003 Stock Option and Incentive Equity Plan (now known as The Scotts Miracle-Gro Company Amended and Restated 2003 Stock Option and Incentive Equity Plan) [post-2003 version]

Incorporated herein by reference to the Registrant’s Annual Report on Form 10-K for the fiscal year ended September 30, 2005 (File No. 1-11593) [Exhibit 10(v)]

10.5(c)(i)†

Specimen form of Award Agreement for Nondirectors used to evidence grants of Incentive Stock Options, Nonqualified Stock Options, Stock Appreciation Rights, Restricted Stock and Performance Stock made under The Scotts Company 2003 Stock Option and Incentive Equity Plan (now known as The Scotts Miracle-Gro Company Amended and Restated 2003 Stock Option and Incentive Equity Plan) [pre-December 1, 2004 version]

Incorporated herein by reference to the Current Report on Form 8-K of The Scotts Company, an Ohio corporation, filed November 19, 2004 (File No. 1-11593) [Exhibit 10.8]

10.5(c)(ii)†

Specimen form of Award Agreement for Nondirectors used to evidence grants of Incentive Stock Options, Nonqualified Stock Options, Stock Appreciation Rights, Restricted Stock and Performance Shares made under The Scotts Miracle-Gro Company 2003 Stock Option and Incentive Equity Plan (now known as The Scotts Miracle-Gro Company Amended and Restated 2003 Stock Option and Incentive Equity Plan) [effective December 1, 2004]

Incorporated herein by reference to the Registrant’s Annual Report on Form 10-K for the fiscal year ended September 30, 2005 (File No. 1-11593) [Exhibit 10(u)]

10.6(a)(i)†	The Scotts Miracle-Gro Company Amended and Restated 2006 Long-Term Incentive Plan (effective as of October 30, 2007)	Incorporated herein by reference to the Registrant’s Annual Report on Form 10-K for the fiscal year ended September 30, 2007 (File No. 1-11593) [Exhibit 10(r)(2)]

10.6(a)(ii)†	First Amendment to The Scotts Miracle-Gro Company Amended and Restated 2006 Long-Term Incentive Plan (effective as of January 20, 2010)	Incorporated herein by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended April 3, 2010 (File No. 1-11593) [Exhibit 10.1]

10.6(b)

Specimen form of Award Agreement for Nonemployee Directors used to evidence grants of Time-Based Nonqualified Stock Options which may be made under The Scotts Miracle-Gro Company 2006 Long-Term Incentive Plan (now known as The Scotts Miracle-Gro Company Amended and Restated 2006 Long-Term Incentive Plan)

Incorporated herein by reference to the Registrant’s Current Report on Form 8-K filed February 2, 2006 (File No. 1-11593) [Exhibit 10.3]

Exhibit No.	Description	Location
10.6(c)(i)

Specimen form of Deferred Stock Unit Award Agreement for Nonemployee Directors (with Related Dividend Equivalents) used to evidence grants of Deferred Stock Units made under The Scotts Miracle-Gro Company Amended and Restated 2006 Long-Term Incentive Plan (February 4, 2008 through January 22, 2009 version)

Incorporated herein by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended December 29, 2007 (File No. 1-11593) [Exhibit 10(m)]

10.6(c)(ii)

Specimen form of Deferred Stock Unit Award Agreement for Nonemployee Directors (with Related Dividend Equivalents) used to evidence grants of Deferred Stock Units which may be made under The Scotts Miracle-Gro Company Amended and Restated 2006 Long-Term Incentive Plan (post-January 22, 2009 version)

Incorporated herein by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended March 28, 2009 (File No. 1-11593) [Exhibit 10.1]

10.6(d)(i)

Specimen form of Deferred Stock Unit Award Agreement for Nonemployee Directors (with Related Dividend Equivalents) used to evidence grants of Deferred Stock Units made under The Scotts Miracle-Gro Company Amended and Restated 2006 Long-Term Incentive Plan (Deferral of Cash Retainer — January 22, 2010 through January 20, 2011 version)

Incorporated herein by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended January 2, 2010 (File No. 1-11593) [Exhibit 10.1]

10.6(d)(ii)

Specimen form of Deferred Stock Unit Award Agreement for Nonemployee Directors (with Related Dividend Equivalents) used to evidence grants of Deferred Stock Units which may be made under The Scotts Miracle-Gro Company Amended and Restated 2006 Long-Term Incentive Plan (Deferral of Cash Retainer — post-January 20, 2011 version)

Incorporated herein by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended January 1, 2011 (File No. 1-11593) [Exhibit 10.4]

10.6(e)†

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

Exhibit No.	Description	Location
10.6(f)†

Specimen form of Restricted Stock Unit Award Agreement for Employees (with Related Dividend Equivalents) used to evidence grants of Restricted Stock Units which may be made under The Scotts Miracle-Gro Company Amended and Restated 2006 Long-Term Incentive Plan (effective January 20, 2010)

Incorporated herein by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended January 2, 2010 (File No. 1-11593) [Exhibit 10.2]

10.6(g)†

Specimen form of Performance Unit Award Agreement for Employees (with Related Dividend Equivalents) used to evidence grants of Performance Units which may be made under The Scotts Miracle-Gro Company Amended and Restated 2006 Long-Term Incentive Plan (effective January 21, 2011)

Incorporated herein by reference to the Registrant’s Current Report on Form 8-K filed January 26, 2011 (File No. 1-11593) [Exhibit 10.1]

10.6(h)(i)†

Specimen form of Nonqualified Stock Option Award Agreement for Employees used to evidence grants of Nonqualified Stock Options made under The Scotts Miracle-Gro Company 2006 Long-Term Incentive Plan (now known as The Scotts Miracle-Gro Company Amended and Restated 2006 Long-Term Incentive Plan) [October 30, 2007 through October 8, 2008 version]

Incorporated herein by reference to the Registrant’s Annual Report on Form 10-K for the fiscal year ended September 30, 2007 (File No. 1-11593) [Exhibit 10(t)(3)]

10.6(h)(ii)†

Specimen form of Nonqualified Stock Option Award Agreement for Employees used to evidence grants of Nonqualified Stock Options made under The Scotts Miracle-Gro Company Amended and Restated 2006 Long-Term Incentive Plan (October 9, 2008 through January 19, 2010 version)

Incorporated herein by reference to the Registrant’s Annual Report on Form 10-K for the fiscal year ended September 30, 2008 (File No. 1-11593) [Exhibit 10.7(f)(ii)]

10.6(h)(iii)†

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

10.7(a)(i)†	The Scotts Company LLC Amended and Restated Executive/Management Incentive Plan (approved on November 7, 2007 and effective as of October 30, 2007)	Incorporated herein by reference to the Registrant’s Annual Report on Form 10-K for the fiscal year ended September 30, 2007 (File No. 1-11593) [Exhibit 10(b)(2)]

10.7(a)(ii)†

Amendment to The Scotts Company LLC Amended and Restated Executive/Management Incentive Plan (effective as of November 5, 2008) [amended the name of the plan to be The Scotts Company LLC Amended and Restated Executive Incentive Plan]

Incorporated herein by reference to the Registrant’s Current Report on Form 8-K filed November 12, 2008 (File No. 1-11593) [Exhibit 10.2]

Exhibit No.	Description	Location
10.7(b)(i)†

Specimen form of Employee Confidentiality, Noncompetition, Nonsolicitation Agreement for employees participating in The Scotts Company Executive/Management Incentive Plan (now known as The Scotts Company LLC Amended and Restated Executive Incentive Plan) [2005 version]

Incorporated herein by reference to the Registrant’s Annual Report on Form 10-K for the fiscal year ended September 30, 2008 (File No. 1-11593) [Exhibit 10.2(b)(i)]

10.7(b)(ii)†

Specimen form of Employee Confidentiality, Noncompetition, Nonsolicitation Agreement for employees participating in The Scotts Company LLC Executive/Management Incentive Plan (now known as The Scotts Company LLC Amended and Restated Executive Incentive Plan) [post-2005 version]

Incorporated herein by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended July 1, 2006 (File No. 1-11593) [Exhibit 10.1]

10.7(c)†

Executive Officers of The Scotts Miracle-Gro Company who are parties to form of Employee Confidentiality, Noncompetition, Nonsolicitation Agreement for employees participating in The Scotts Company LLC Amended and Restated Executive Incentive Plan

*

10.8(a)†	The Scotts Company LLC Executive Retirement Plan, As Amended and Restated as of January 1, 2011 (executed December 22, 2010)	Incorporated herein by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended January 1, 2011 (File No. 1-11593) [Exhibit 10.3]

10.8(b)†

Form of Executive Retirement Plan Retention Award Agreement between The Scotts Company LLC and each of David C. Evans, Barry W. Sanders, Denise S. Stump and Vincent C. Brockman (entered into on November 4, 2008)

Incorporated herein by reference to the Registrant’s Current Report on Form 8-K filed October 15, 2008 (File No. 1-11593) [Exhibit 10.2]

10.9	Summary of Compensation for Nonemployee Directors of The Scotts Miracle-Gro Company (effective as of January 22, 2010)	Incorporated herein by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended April 3, 2010 (File No. 1-11593) [Exhibit 10.7]

10.10(a)†	Employment Agreement, dated as of May 19, 1995, between The Scotts Company and James Hagedorn	Incorporated herein by reference to the Annual Report on Form 10-K of The Scotts Company, an Ohio corporation, for the fiscal year ended September 30, 1995 (File No. 1-11593) [Exhibit 10(p)]

Exhibit No.	Description	Location
10.10(b)†

Amendments to Employment Agreement by and among The Scotts Miracle-Gro Company, The Scotts Company LLC and James Hagedorn, effective as of October 1, 2008 (executed by Mr. Hagedorn on December 22, 2008 and on behalf of The Scotts Miracle-Gro Company and The Scotts Company LLC by Denise Stump on December 22, 2008 and Vincent C. Brockman on December 30, 2008)

Incorporated herein by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended December 27, 2008 (File No. 1-11593) [Exhibit 10.16]

10.11†

Separation Agreement and Release of All Claims, effective as of November 3, 2010, by and between The Scotts Company LLC and Mark R. Baker (executed by Mr. Baker as of October 28, 2010 and on behalf of The Scotts Company LLC on November 3, 2010)

Incorporated herein by reference to the Registrant’s Current Report on Form 8-K filed November 5, 2010 (File No. 1-11593) [Exhibit 10.1]

10.12(a)†	The Scotts Company LLC Executive Severance Plan, adopted on May 4, 2011	Incorporated herein by reference to the Registrant’s Current Report on Form 8-K filed May 10, 2011 (File No. 1-11593) [Exhibit 10.1]

10.12(b)†	Form of Tier 1 Participation Agreement under The Scotts Company LLC Executive Severance Plan	Incorporated herein by reference to the Registrant’s Current Report on Form 8-K filed May 10, 2011 (File No. 1-11593) [Exhibit 10.2]

10.12(c)†	Executive Officers of The Scotts Miracle-Gro Company who are parties to form of Tier 1 Participation Agreement under The Scotts Company LLC Executive Severance Plan	*

10.13(a)	Amended and Restated Exclusive Agency and Marketing Agreement, effective as of September 30, 1998, between Monsanto Company and The Scotts Company LLC (as successor to The Scotts Company)	Incorporated herein by reference to the Registrant’s Annual Report on Form 10-K for the fiscal year ended September 30, 2005 (File No. 1-11593) [Exhibit 10(x)]

10.13(b)

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

10.13(c)	Letter Agreement, dated March 28, 2008, amending the Amended and Restated Exclusive Agency and Marketing Agreement, dated as of September 30, 1998, between Monsanto Company and The Scotts Company LLC	Incorporated herein by reference to the Registrant’s Annual Report on Form 10-K for the fiscal year ended September 30, 2008 (File No. 1-11593) [Exhibit 10.18(b)]

10.14

Purchase Agreement, dated as of December 13, 2010, among The Scotts Miracle-Gro Company, the subsidiary guarantors named therein and Merrill Lynch, Pierce, Fenner & Smith Incorporated, as representative of the several initial purchasers named therein

Incorporated herein by reference to the Registrant’s Current Report on Form 8-K filed December 16, 2010 (File No. 1-11593) [Exhibit 10.1]

Exhibit No.	Description	Location
10.15

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

10.16

Master Accounts Receivable Purchase Agreement, dated as of September 21, 2011, by and among The Scotts Miracle-Gro Company, The Scotts Company LLC, The Bank of Nova Scotia, Suntrust Bank, Mizuho Corporate Bank, Ltd. and Crédit Agricole Corporate & Investment Bank, as Administrative Agent and as a Bank

Incorporated herein by reference to the Registrant’s Current Report on Form 8-K filed September 21, 2011 (File No. 1-11593) [Exhibit 10.1]

12	Computation of Ratio of Earnings to Fixed Charges	*

14	Code of Business Conduct and Ethics of The Scotts Miracle-Gro Company, as amended on November 2, 2006	Incorporated herein by reference to the Registrant’s Current Report on Form 8-K filed November 8, 2006 (File No. 1-11593) [Exhibit 14]

21	Subsidiaries of The Scotts Miracle-Gro Company	*

23	Consent of Independent Registered Public Accounting Firm — Deloitte & Touche LLP	*

24	Powers of Attorney of Executive Officers and Directors of The Scotts Miracle-Gro Company	*

31.1	Rule 13a-14(a)/15d-14(a) Certifications (Principal Executive Officer)	*

31.2	Rule 13a-14(a)/15d-14(a) Certifications (Principal Financial Officer)	*

32	Section 1350 Certifications (Principal Executive Officer and Principal Financial Officer)	*

101.INS**	XBRL Instance Document	*

101.SCH**	XBRL Taxonomy Extension Schema	*

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase	*

101.DEF**	XBRL Taxonomy Extension Definition Linkbase	*

101.LAB**	XBRL Taxonomy Extension Label Linkbase	*

Exhibit No.	Description	Location
101.PRE**	XBRL Taxonomy Extension Presentation Linkbase	*

*	Filed or furnished herewith.
**

Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933 or Section 18 of the Securities Exchange Act of 1934 and otherwise are not subject to liability.

†	Management contract, compensatory plan or arrangement.