Form 10-Q
period 2011-12-31
SCOTTS MIRACLE-GRO CO
filed 2012-02-08
CIK 825542

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED December 31, 2011

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

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

September 30,
Class	Outstanding at February 1, 2012
Common Shares, $0.01 stated value, no par value	60,827,981 common shares

THE SCOTTS MIRACLE-GRO COMPANY

PART I—FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

THE SCOTTS MIRACLE-GRO COMPANY

Condensed Consolidated Statements of Operations

(In Millions, Except Per Common Share Data)

(Unaudited)

	September 30,	September 30,
	THREE MONTHS ENDED
	DECEMBER 31, 2011	JANUARY 1, 2011
Net sales	$211.2	$230.2
Cost of sales	186.4	180.3
Cost of sales – product registration and recall matters	—	0.8

Gross profit	24.8	49.1

Operating expenses:
Selling, general and administrative	123.0	143.2
Impairment, restructuring and other charges	2.6	—
Product registration and recall matters	0.3	0.9
Other income, net	(0.9)	(0.5)

Loss from operations	(100.2)	(94.5)

Interest expense	15.3	9.5

Loss from continuing operations before income taxes	(115.5)	(104.0)

Income tax benefit from continuing operations	(41.6)	(37.3)

Loss from continuing operations	(73.9)	(66.7)

Loss from discontinued operations, net of tax	—	(1.2)

Net loss	$(73.9)	$(67.9)

Basic loss per common share:
Loss from continuing operations	$(1.21)	$(1.00)
Loss from discontinued operations	—	(0.02)

Basic loss per common share	$(1.21)	$(1.02)

Weighted-average common shares outstanding during the period	60.9	66.3

Diluted loss per common share:
Loss from continuing operations	$(1.21)	$(1.00)
Loss from discontinued operations	—	(0.02)

Diluted loss per common share	$(1.21)	$(1.02)

Weighted-average common shares outstanding during the period plus dilutive potential common shares	60.9	66.3

Dividends declared per common share	$0.30	$0.25

See notes to condensed consolidated financial statements

THE SCOTTS MIRACLE-GRO COMPANY

Condensed Consolidated Statements of Cash Flows

(In Millions)

(Unaudited)

	September 30,	September 30,
	THREE MONTHS ENDED
	DECEMBER 31, 2011	JANUARY 1, 2011
OPERATING ACTIVITIES
Net loss	$(73.9)	$(67.9)
Adjustments to reconcile net loss to net cash used in operating activities:
Share-based compensation expense	1.6	4.3
Depreciation	12.9	12.2
Amortization	2.7	2.5
Loss on sale of long-lived assets	0.1	—
Changes in assets and liabilities, net of acquired businesses:
Accounts receivable	141.8	139.5
Inventories	(269.2)	(225.3)
Prepaid and other assets	—	(8.7)
Accounts payable	76.4	80.0
Other current liabilities	(90.4)	(113.7)
Restructuring reserves	(3.0)	—
Other non-current items	(0.7)	11.6
Other, net	0.6	(4.2)

Net cash used in operating activities	(201.1)	(169.7)

INVESTING ACTIVITIES
Investments in property, plant and equipment	(16.4)	(28.1)

Net cash used in investing activities	(16.4)	(28.1)

FINANCING ACTIVITIES
Borrowings under revolving and bank lines of credit and term loans	447.0	258.2
Repayments under revolving and bank lines of credit and term loans	(205.7)	(234.0)
Proceeds from issuance of 6.625% Senior Notes	—	200.0
Dividends paid	(18.9)	(16.8)
Purchase of common shares	(17.5)	(25.0)
Financing and issuance fees	—	(4.1)
Excess tax benefits from share-based payment arrangements	3.8	1.5
Cash received from the exercise of stock options	5.6	6.5

Net cash provided by financing activities	214.3	186.3

Effect of exchange rate changes on cash	0.1	2.2

Net decrease in cash and cash equivalents	(3.1)	(9.3)
Cash and cash equivalents, beginning of period	130.9	88.1

Cash and cash equivalents, end of period	$127.8	$78.8

SUPPLEMENTAL CASH FLOW INFORMATION
Interest paid	$(13.0)	$(4.8)
Income taxes paid	(10.0)	(2.9)

See notes to condensed consolidated financial statements

THE SCOTTS MIRACLE-GRO COMPANY

Condensed Consolidated Balance Sheets

(In Millions)

	September 30,	September 30,	September 30,
	DECEMBER 31, 2011	JANUARY 1, 2011	SEPTEMBER 30, 2011
	UNAUDITED
ASSETS
Current assets:
Cash and cash equivalents	$127.8	$78.8	$130.9
Accounts receivable, less allowances of $12.4, $6.2 and $12.9, respectively	166.5	213.2	323.5
Accounts receivable pledged	14.3	—	—
Inventories	654.8	567.0	387.0
Assets held for sale	—	200.9	—
Prepaid and other current assets	148.8	136.1	151.1

Total current assets	1,112.2	1,196.0	992.5

Property, plant and equipment, net of accumulated depreciation of $520.1, $471.8 and $510.5 respectively	391.4	391.1	394.7
Goodwill	309.1	305.8	309.1
Intangible assets, net	316.2	326.7	319.6
Other assets	35.4	35.6	36.3

Total assets	$2,164.3	$2,255.2	$2,052.2

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current portion of debt	$8.1	$168.5	$3.2
Accounts payable	220.4	208.5	150.0
Liabilities held for sale	—	45.4	—
Other current liabilities	220.6	244.8	315.4

Total current liabilities	449.1	667.2	468.6

Long-term debt	1,026.1	687.4	791.8
Other liabilities	224.9	222.0	232.0

Total liabilities	1,700.1	1,576.6	1,492.4

Commitments and contingencies (notes 3 and 12)
Shareholders’ equity:
Common shares and capital in excess of $.01 stated value per share, 60.8, 66.5 and 60.8 shares issued and outstanding, respectively	410.3	428.6	427.1
Retained earnings	511.6	414.2	599.2
Treasury shares, at cost: 7.4 million shares, 1.9 million shares and 7.5 million shares, respectively	(377.5)	(98.3)	(388.5)
Accumulated other comprehensive loss	(80.2)	(65.9)	(78.0)

Total shareholders’ equity	464.2	678.6	559.8

Total liabilities and shareholders’ equity	$2,164.3	$2,255.2	$2,052.2

See notes to condensed consolidated financial statements

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

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

On February 28, 2011, the Company completed the sale of a significant majority of the assets of its Global Professional business (excluding the non-European professional seed business, “Global Pro”) to Israel Chemicals Ltd. (“ICL”). As a result of the then-pending sale, effective in the Company’s first quarter of fiscal 2011, the Company classified Global Pro as discontinued operations. See “NOTE 2. DISCONTINUED OPERATIONS” for additional details regarding the sale of Global Pro.

Organization and Basis of Presentation

The Company’s unaudited condensed consolidated financial statements for the three months ended December 31, 2011 and January 1, 2011 are presented in accordance with accounting principles generally accepted in the United States of America (“GAAP”). The condensed consolidated financial statements include the accounts of Scotts Miracle-Gro and its subsidiaries. All intercompany transactions and accounts have been eliminated in consolidation. The Company’s consolidation criteria are based on majority ownership (as evidenced by a majority voting interest in the entity) and an objective evaluation and determination of effective management control. In the opinion of management, interim results reflect all normal and recurring adjustments and are not necessarily indicative of results for a full year.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been omitted or condensed pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Accordingly, this report should be read in conjunction with Scotts Miracle-Gro’s Annual Report on Form 10-K for the fiscal year ended September 30, 2011, which includes a complete set of footnote disclosures, including the Company’s significant accounting policies.

Use of Estimates

The preparation of condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported and related disclosures. Although these estimates are based on management’s best knowledge of current events and actions the Company may undertake in the future, actual results ultimately may differ from the estimates.

RECENT ACCOUNTING PRONOUNCEMENTS

Fair Value Measurement

In May 2011, the Financial Accounting Standards Board (the “FASB”) issued amended accounting guidance to improve comparability of fair value measures between GAAP and the International Financial Reporting Standards. The amended guidance clarifies how to apply the existing fair value measurement and disclosure requirements. The provisions will be effective for the Company’s financial statements for the fiscal year beginning October 1, 2012. The Company is in the process of evaluating the impact that the amended guidance may have on its financial statements and related disclosures.

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

Testing for Goodwill Impairment

In September 2011, the FASB issued new accounting guidance that permits an entity to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test. The entity is not required to calculate the fair value of a reporting unit unless the entity determines that it is more likely than not that the reporting unit’s fair value is less than its carrying value. The guidance will be effective for the Company’s financial statements for the fiscal year beginning October 1, 2012. The Company is in the process of evaluating the impact that the guidance may have on its financial statements and related disclosures.

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

Pursuant to the terms of the indenture governing the Company’s 7.25% Senior Notes due 2018 and the indenture governing the Company’s 6.625% Senior Notes due 2020, the Company has a period of 360 days to apply an amount equal to the net proceeds received from the sale of Global Pro to repay indebtedness, acquire equity interests in certain entities, make capital expenditures, acquire other assets useful in a related business and/or make investments in certain joint ventures. Any amount not so applied must be used to make an offer to repurchase the Senior Notes, provided that such repurchase offer may be deferred until such time as the unutilized proceeds exceed $50 million. As of December 31, 2011, the Company had applied all but approximately $45 million of the net proceeds to one or more of the uses permitted by the indentures.

The Company’s decision to exit the professional ornamental horticulture, turf and specialty agriculture markets and sell Global Pro was another step in its strategy to evolve its business portfolio to better leverage growth opportunities within its Global Consumer and Scotts LawnService® business segments.

In conjunction with the transaction, The Scotts Company LLC (“Scotts LLC”), a wholly owned subsidiary of Scotts Miracle-Gro, and ICL entered into several product supply agreements which are generally up to five years in duration, as well as various trademark and technology licensing agreements with varying durations. The purpose of these agreements is to allow each party to continue leveraging existing production capabilities and intellectual property to meet customer demand for their respective products. Scotts LLC estimates that it will supply ICL with approximately $50 million of product under these agreements, as well as purchase approximately $15 million of materials from ICL, each on an annualized basis.

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

The following table summarizes the results of Global Pro within discontinued operations for the three months ended January 1, 2011 (in millions):

September 30,
Net sales	$46.9
Operating costs	42.2
Other expense, net	5.3
Interest expense	1.0

Loss from discontinued operations before income taxes	(1.6)
Income tax benefit from discontinued operations	(0.4)

Loss from discontinued operations	$(1.2)

The major classes of assets and liabilities of Global Pro as held for sale at January 1, 2011 were as follows (in millions):

September 30,
Cash and cash equivalents	$1.0
Accounts receivable, net	54.9
Inventories	61.2
Prepaid and other assets	4.6
Property, plant and equipment, net	12.8
Goodwill	66.4

Assets held for sale	$200.9

Accounts payable	$16.4
Other current liabilities	15.6
Other liabilities	13.4

Liabilities held for sale	$45.4

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

In fiscal 2008, the Company conducted a voluntary recall of certain of its wild bird food products due to a formulation issue. Certain wild bird food products had been treated with pest control additives to avoid insect infestation, especially at retail stores. While the pest control additives had been labeled for use on certain stored grains that can be processed for human and/or animal consumption, they were not labeled for use on wild bird food products. In October 2008, the U.S. Food & Drug Administration concluded that the recall had been completed and that there had been proper disposition of the recalled products. The results of the wild bird food recall did not materially affect the Company’s fiscal 2009, fiscal 2010 or fiscal 2011 financial condition, result of operations or cash flows.

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

As previously disclosed, the Company has also been engaged in settlement discussions with the U.S. DOJ regarding its criminal investigation. On January 25, 2012, a plea agreement (the “Plea Agreement”), executed by both Scotts Miracle-Gro and the U.S. DOJ, was filed with the United States District Court for the Southern District of Ohio. Under the terms of the Plea Agreement, which must be approved by a federal judge, Scotts Miracle-Gro has agreed to plead guilty to 11 counts of violating FIFRA and the regulations promulgated thereunder, to pay a $4,000,000 penalty to the United States and to provide $100,000 to each of the following programs designed to enhance and protect the natural environment, particularly habitats for the bird populations that the U.S. EPA’s regulation of pesticides is designed to protect: (1) Ohio Audubon’s Important Bird Area Program; (2) Ohio Department of Natural Resources’ Urban Forestry Program; (3) Columbus Metro-Parks Bird Habitat Enhancement Program; (4) Cornell University Ornithology Laboratory; and (5) The Nature Conservancy of Ohio. In exchange for Scotts Miracle-Gro’s guilty plea and the other promises contained in the Plea Agreement, the U.S. DOJ has agreed not to criminally prosecute the Company for any other federal crimes relating to any potential FIFRA violations known to the government as of the date of the Plea Agreement. The Company’s previously established reserve covers the full amount of the proposed criminal penalty and other amounts payable under the Plea Agreement.

The U.S. EPA and related state investigations continue and the Plea Agreement between Scotts Miracle-Gro and the U.S. DOJ must still be approved by the United States District Court. In addition, the current investigations and proceedings may result in future state, federal or private rights of action as well as judgments, settlements, fines and/or penalties with respect to known or potential additional product registration issues. At this stage of the investigations, the Company cannot reasonably estimate the total scope or magnitude of all possible liabilities that could result from known or potential product registration issues. Based on the facts and circumstances known to the Company at this time (including settlement discussions that have taken place to date and the pending Plea Agreement), the Company has established what it believes to be an appropriate reserve. It is possible that any fines and/or penalties with respect to the investigations, as well as any judgments, litigation costs or other liabilities relating to such known or potential product registration issues, could exceed the amount of the reserve, possibly materially, and could have an adverse effect on the Company’s financial condition, results of operations or cash flows.

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

The following tables summarize the impact of the product registration and recall matters on the Company’s results of operations during the three months ended December 31, 2011 and January 1, 2011, and on accrued liabilities and inventory reserves as of December 31, 2011 (in millions):

	September 30,	September 30,
	THREE MONTHS ENDED
	DECEMBER 31, 2011	JANUARY 1, 2011
Cost of sales — other charges	$—	$0.8

Gross loss	—	(0.8)
Selling, general and administrative	0.3	0.9

Loss from operations	(0.3)	(1.7)
Income tax benefit	0.1	0.6

Net loss	$(0.2)	$(1.1)

	September 30,	September 30,	September 30,	September 30,
	RESERVES AT SEPTEMBER 30, 2011	ADDITIONAL COSTS AND CHANGES IN ESTIMATE	RESERVES USED	RESERVES AT DECEMBER 31, 2011
Inventory reserves	$0.4	$—	$—	$0.4
Other incremental costs of sales	0.3	—	—	0.3
Other general and administrative costs	7.8	0.3	(0.6)	7.5

Accrued liabilities and inventory reserves	$8.5	$0.3	$(0.6)	$8.2

NOTE 4. IMPAIRMENT, RESTRUCTURING AND OTHER CHARGES

On August 8, 2011, the Company announced a restructuring plan (the “2011 restructuring plan”) designed to streamline management decision making and continue the regionalization of the Company’s operating structure, with the objective of reinvesting the savings generated in innovation and growth initiatives. During fiscal 2011, the Company incurred $24.2 million in restructuring costs related to termination benefits provided to employees who were involuntarily terminated and special termination benefits provided to certain employees upon future separation, as well as $2.3 million related to curtailment charges for its U.S. defined benefit pension and U.S. retiree medical plans. A majority of these costs that were incurred were in relation to the Global Consumer and Corporate & Other segments. In continuation of the 2011 restructuring plan, during the three months ended December 31, 2011, the Company incurred an additional $2.4 million in restructuring costs related to termination benefits provided to employees who accepted voluntary retirement and special termination benefits provided to certain employees upon future separation as well as $0.2 million related to curtailment charges for its U.S. defined benefit pension and U.S retiree medical plans. A significant portion of the amounts reserved as of September 30, 2011 and December 31, 2011 will be paid out over the course of fiscal 2012. Included in the restructuring reserves is $7.2 million that is classified as long-term. Payments against the long-term reserves will start once the employees covered by the 2011 restructuring plan retire.

The following table summarizes the activity related to liabilities associated with the restructuring and other charges during the three months ended December 31, 2011:

September 30,
DECEMBER 31, 2011
Amounts reserved for restructuring and other charges at September 30, 2011	$29.6
Restructuring and other charges	2.6
Payments and other	(5.6)

Amounts reserved for restructuring and other charges at December 31, 2011	$26.6

NOTE 5. INVENTORIES

Inventories, net of reserves of $12.2 million, $27.2 million and $22.0 million as of December 31, 2011, January 1, 2011 and September 30, 2011, respectively, consisted of the following (in millions):

	September 30,	September 30,	September 30,
	DECEMBER 31, 2011	JANUARY 1, 2011	SEPTEMBER 30, 2011
Finished goods	$435.9	$351.5	$130.7
Work-in-process	52.0	37.4	34.3
Raw materials	166.9	178.1	222.0

Total inventories	$654.8	$567.0	$387.0

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

In consideration for the rights granted to the Company under the Marketing Agreement for North America, the Company was required to pay a marketing fee of $32 million to Monsanto. The Company has deferred this amount on the basis that the payment will provide a future benefit through commissions that will be earned under the Marketing Agreement. The economic useful life over which the marketing fee is being amortized is 20 years, with a remaining amortization period of seven years as of December 31, 2011.

Under the terms of the Marketing Agreement, the Company performs certain functions, primarily manufacturing conversion, distribution and logistics, and selling and marketing support, on behalf of Monsanto in the conduct of the consumer Roundup® business. The actual costs incurred for these activities are charged to and reimbursed by Monsanto. The Company records costs incurred under the Marketing Agreement for which the Company is the primary obligor on a gross basis, recognizing such costs in “Cost of sales” and the reimbursement of these costs in “Net sales,” with no effect on gross profit dollars or net income.

The gross commission earned under the Marketing Agreement, the contribution payments to Monsanto and the amortization of the initial marketing fee paid to Monsanto are included in the calculation of net sales in the Company’s Consolidated Statements of Operations. The elements of the net commission and reimbursements earned under the Marketing Agreement and included in “Net sales” are as follows (in millions):

	September 30,	September 30,
	THREE MONTHS ENDED
	DECEMBER 31, 2011	JANUARY 1, 2011
Gross commission	$—	$—
Contribution expenses	(5.0)	(5.0)
Amortization of marketing fee	(0.2)	(0.2)

Net commission expense	(5.2)	(5.2)
Reimbursements associated with Marketing Agreement	17.9	15.2

Total net sales associated with Marketing Agreement	$12.7	$10.0

The Marketing Agreement has no definite term except as it relates to the European Union countries (the “EU term”). The EU term extends through September 30, 2013, with an automatic renewal period of two years, subject to non-renewal only upon the occurrence of certain performance defaults. Thereafter, the Marketing Agreement provides that the parties may agree to renew the EU term for an additional three years.

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

Under the Marketing Agreement, Monsanto must provide the Company with notice of any proposed sale of the consumer Roundup business, allow the Company to participate in the sale process and negotiate in good faith with the Company with respect to any such proposed sale. In the event the Company acquires the consumer Roundup® business in such a sale, the Company would receive as a credit against the purchase price the amount of the termination fee that would have been paid to the Company if Monsanto had exercised its right to terminate the Marketing Agreement in connection with a sale to another party. If Monsanto decides to sell the consumer Roundup® business to another party, the Company must let Monsanto know whether the Company intends to terminate the Marketing Agreement and forfeit any right to a termination fee or whether it will agree to continue to perform under the Marketing Agreement on behalf of the purchaser.

NOTE 7. DEBT

The components of long-term debt are as follows (in millions):

	September 30,	September 30,	September 30,
	DECEMBER 31, 2011	JANUARY 1, 2011	SEPTEMBER 30, 2011
Credit Facilities:
Revolving loans	$621.7	$227.4	$387.2
Term loans	—	208.5	—
Senior Notes – 7.25%	200.0	200.0	200.0
Senior Notes – 6.625%	200.0	200.0	200.0
MARP Agreement	5.4	—	—
Foreign borrowings (local facilities and term loans)	0.3	1.3	0.4
Contingent consideration	0.3	10.8	0.3
Other	6.5	7.9	7.1

	1,034.2	855.9	795.0
Less current portions	8.1	168.5	3.2

Total long-term debt	$1,026.1	$687.4	$791.8

As of December 31, 2011, there was $1.05 billion of availability under the Company’s senior secured credit facility, including availability under letters of credit. Under the credit facility, the Company has the ability to issue letter of credit commitments up to $75 million. At December 31, 2011, the Company had letters of credit in the aggregate face amount of $26.3 million outstanding.

The Company was in compliance with the terms of all debt covenants at December 31, 2011. The credit facility contains, among other obligations, an affirmative covenant regarding the Company’s leverage ratio, calculated as average total indebtedness, as described in the Company’s credit facility, relative to the Company’s EBITDA, as adjusted pursuant to the terms of the credit facility (“Adjusted EBITDA”). Under the terms of the credit facility, the maximum leverage ratio was 3.50 as of December 31, 2011. The Company’s leverage ratio was 2.09 at December 31, 2011. The Company’s credit facility also includes an affirmative covenant regarding its interest coverage ratio. Interest coverage ratio is calculated as Adjusted EBITDA divided by interest expense, as described in the credit facility, and excludes costs related to refinancings. Under the terms of the credit facility, the minimum interest coverage ratio was 3.50 for the twelve months ended December 31, 2011. The Company’s interest coverage ratio was 6.79 for the twelve months ended December 31, 2011.

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

The Company accounts for the sale of receivables under the MARP Agreement as short-term debt and continues to carry the receivables on its Consolidated Balance Sheet, primarily as a result of the Company’s right to repurchase receivables sold. There were $5.4 million in borrowings under the MARP Agreement as of December 31, 2011.

Estimated Fair Values

A description of the methods and assumptions used to estimate the fair values of the Company’s debt instruments is as follows:

Credit Facility

The interest rate currently available to the Company fluctuates with the applicable LIBOR rate, prime rate or Federal Funds Effective Rate, and thus the carrying value is a reasonable estimate of fair value.

7.25% Senior Notes

The fair value of Scotts Miracle-Gro’s 7.25% Senior Notes due 2018 (the “7.25% Senior Notes”) can be determined based on the trading of the 7.25% Senior Notes in the open market. The difference between the carrying value and the fair value of the 7.25% Senior Notes represents the premium or discount on that date. Based on the trading value on or around December 31, 2011, the fair value of the 7.25% Senior Notes was approximately $212.0 million.

6.625% Senior Notes

The fair value of Scotts Miracle-Gro’s 6.625% Senior Notes due 2020 (the “6.625% Senior Notes”) can be determined based on the trading of the 6.625% Senior Notes. The difference between the carrying value and the fair value of the 6.625% Senior Notes represents the premium or discount on that date. Based on the trading value on or around December 31, 2011, the fair value of the 6.625% Senior Notes was approximately $203.3 million.

Accounts Receivable Pledged

The interest rate on the short-term debt associated with accounts receivable pledged under the MARP Agreement fluctuates with the applicable LIBOR rate, and thus the carrying value is a reasonable estimate of fair value.

NOTE 8. COMPREHENSIVE INCOME (LOSS)

The components of other comprehensive income (loss) (“OCI”) were as follows (in millions):

	September 30,	September 30,
	THREE MONTHS ENDED
	DECEMBER 31, 2011	JANUARY 1, 2011
Net loss	$(73.9)	$(67.9)
Other comprehensive income (loss):
Net unrealized gain (loss) on derivative instruments	(0.6)	2.8
Net change in pension and other postretirement related items	1.9	6.2
Foreign currency translation adjustments	(3.5)	2.2

Total comprehensive loss	$(76.1)	$(56.7)

NOTE 9. RETIREMENT AND RETIREE MEDICAL PLANS

The following summarizes the components of net periodic benefit cost for the retirement and retiree medical plans sponsored by the Company (in millions):

	September 30,	September 30,	September 30,	September 30,	September 30,	September 30,
	THREE MONTHS ENDED
	DECEMBER 31, 2011			JANUARY 1, 2011
	U.S. Pension	International Pension	U.S. Medical	U.S. Pension	International Pension	U.S. Medical

Service cost	$—	$0.3	$0.1	$—	$0.4	$0.1
Interest cost	1.1	2.4	0.4	1.2	2.7	0.4
Expected return on plan assets	(1.4)	(2.2)	—	(1.3)	(2.6)	—
Net amortization	1.3	0.2	0.1	1.2	0.4	—
Curtailment loss	0.2	—	—	—	—	—

Net periodic benefit cost	$1.2	$0.7	$0.6	$1.1	$0.9	$0.5

NOTE 10. SHAREHOLDERS’ EQUITY

During the three months ended December 31, 2011, Scotts Miracle-Gro repurchased 0.4 million of its common shares (the “Common Shares”) for $17.5 million. These repurchases were made pursuant to the $700 million share repurchase program approved by the Scotts Miracle-Gro Board of Directors. Since the inception of the program in the fourth quarter of fiscal 2010 through December 31, 2011, Scotts Miracle-Gro has repurchased approximately 7.9 million Common Shares for $401.2 million to be held in treasury.

Share-based awards

The following is a summary of the share-based awards granted over the periods indicated:

	September 30,	September 30,
	THREE MONTHS ENDED
	DECEMBER 31, 2011	JANUARY 1, 2011
Performance shares	—	11,574
Restricted stock units (including deferred stock units)	1,134	2,721

Total share-based awards	1,134	14,295

Aggregate fair value at grant dates (in millions)	$0.1	$0.7

Total share-based compensation was $1.6 million and $4.3 million for the three months ended December 31, 2011 and January 1, 2011, respectively.

Subsequent to December 31, 2011, Scotts Miracle-Gro awarded stock options, performance share units, restricted stock units and deferred stock units covering 0.7 million Common Shares to employees and members of the Board of Directors with an estimated fair value of $16.7 million on the date of the grant.

NOTE 11. INCOME TAXES

The effective tax rate related to continuing operations for the three months ended December 31, 2011 was 36.0%, compared to 35.9% for the three months ended January 1, 2011. The effective tax rate used for interim reporting purposes is based on management’s best estimate of factors impacting the effective tax rate for the full fiscal year. An allocation of the income tax expense has been separately determined to report the discontinued operations, net of tax. There can be no assurance that the effective tax rate estimated for interim financial reporting purposes will approximate the effective tax rate determined at fiscal year end.

Scotts Miracle-Gro and/or one of its subsidiaries files income tax returns in the U.S. federal jurisdiction and various state, local and foreign jurisdictions. With few exceptions, which are discussed below, the Company is no longer subject to examinations by these tax authorities for fiscal years prior to 2008. The Company is currently under examination by certain foreign and U.S. state and local tax authorities. In regard to the local German audit, the tax periods under investigation are limited to fiscal years 2004 through 2008. In regard to the U.S. state and local audits, the tax periods under investigation are limited to fiscal years 1997 through 2009. In addition to these aforementioned audits, certain other tax deficiency notices and refund claims for previous years remain unresolved.

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

Other Regulatory Matters

At December 31, 2011, $4.0 million was accrued in the “Other liabilities” line in the Condensed Consolidated Balance Sheet for non-FIFRA compliance-related environmental actions, the majority of which is for site remediation. The amounts accrued are believed to be adequate to cover such known environmental exposures based on current facts and estimates of likely outcomes. Although it is reasonably possible that the costs to resolve such known environmental exposures will exceed the amounts accrued, any variation from accrued amounts is not expected to be material.

Other

The Company has been named as a defendant in a number of cases alleging injuries that the lawsuits claim resulted from exposure to asbestos-containing products, apparently based on the Company’s historic use of vermiculite in certain of its products. The complaints in these cases are not specific about the plaintiffs’ contacts with the Company or its products. The Company in each case is one of numerous defendants and none of the claims seek damages from the Company alone. The Company believes that the claims against it are without merit and is vigorously defending against them. It is not currently possible to reasonably estimate a probable loss, if any, associated with these cases and, accordingly, no reserves have been recorded in the Company’s condensed consolidated financial statements. The Company is reviewing agreements and policies that may provide insurance coverage or indemnity as to these claims and is pursuing coverage under some of these agreements and policies, although there can be no assurance of the results of these efforts. There can be no assurance that these cases, whether as a result of adverse outcomes or as a result of significant defense costs, will not have a material effect on the Company’s financial condition, results of operations or cash flows.

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

Exchange Rate Risk Management

The Company periodically uses foreign currency swap contracts to manage the exchange rate risk associated with intercompany loans with foreign subsidiaries that are denominated in local currencies. At December 31, 2011, the notional amount of outstanding foreign currency swap contracts was $306.3 million, with a fair value of $3.5 million. At January 1, 2011, the notional amount of outstanding foreign currency swap contracts was $330.7 million with a fair value of $5.0 million. The fair value of foreign currency swap contracts is determined based on changes in spot rates. The unrealized gain on the foreign currency swap contracts approximates the unrealized loss on the intercompany loans recognized by the Company’s lending subsidiaries. The contracts will mature over the next fiscal year.

Interest Rate Risk Management

The Company enters into interest rate swap agreements as a means to hedge its variable interest rate risk on debt instruments. The fair values are reflected in the Company’s Condensed Consolidated Balance Sheets. Net amounts to be received or paid under the swap agreements are reflected as adjustments to interest expense. Since the interest rate swap agreements have been designated as hedging instruments, unrealized gains or losses resulting from adjusting these swaps to fair value are recorded as elements of accumulated other comprehensive loss (“AOCI”) within the Condensed Consolidated Balance Sheets. The fair value of the swap agreements is determined based on the present value of the estimated future net cash flows using implied rates in the applicable yield curve as of the valuation date.

At December 31, 2011 and January 1, 2011, the Company had outstanding interest rate swap agreements with major financial institutions that effectively converted a portion of the Company’s variable-rate debt to a fixed rate. The swap agreements had a total U.S. dollar equivalent notional amount of $900 million and $800 million at December 31, 2011 and January 1, 2011, respectively. Included in the AOCI balance at December 31, 2011 was a loss of $5.2 million related to interest rate swap agreements that is expected to be reclassified to earnings during the next 12 months, consistent with the timing of the underlying hedged transactions.

Commodity Price Risk Management

The Company had outstanding hedging arrangements at December 31, 2011 designed to fix the price of a portion of its projected future urea requirements. The contracts are designated as hedges of the Company’s exposure to future cash flow fluctuations associated with the cost of urea. The objective of the hedges is to mitigate the earnings and cash flow volatility attributable to the risk of changing prices. Unrealized gains or losses in the fair value of these contracts are recorded to the AOCI component of shareholders’ equity. Realized gains or losses remain as a component of AOCI until the related inventory is sold. Upon sale of the underlying inventory, the gain or loss is reclassified to cost of sales. Included in the AOCI balance at December 31, 2011 was a loss of $0.1 million related to urea derivatives that is expected to be reclassified to earnings during the next 12 months, consistent with the timing of the underlying hedged transactions.

Periodically, the Company also uses derivatives to partially mitigate the effect of fluctuating diesel and gasoline costs on operating results. Any such derivatives that do not qualify for hedge accounting treatment in accordance with GAAP are recorded at fair value, with unrealized gains and losses on open contracts and realized gains or losses on settled contracts recorded as an element of cost of sales. Unrealized gains or losses in the fair value of contracts that do qualify for hedge accounting are recorded in OCI except for any ineffective portion of the change in fair value, which is immediately recorded in earnings. For the effective portion of the change in fair value, realized gains or losses remain as a component of AOCI until the related fuel is consumed. Upon consumption of the fuel, the gain or loss is reclassified to cost of sales. Included in the AOCI balance at December 31, 2011 was a loss of $0.1 million related to fuel derivatives that is expected to be reclassified to earnings during the next 12 months, consistent with the timing of the underlying hedged transactions.

As of December 31, 2011 and January 1, 2011, the Company had the following outstanding commodity contracts that were entered into to hedge forecasted purchases:

	September 30,	September 30,
THREE MONTHS ENDED
Commodity	DECEMBER 31, 2011	JANUARY 1, 2011
Urea	40,500 tons	39,500 tons
Diesel	5,250,000 gallons	3,570,000 gallons
Gasoline	217,000 gallons	—
Heating Oil	2,268,000 gallons	—

Fair Values of Derivative Instruments

The fair values of the Company’s derivative instruments were as follows (in millions):

	September 30,	September 30,	September 30,	September 30,
		ASSETS / (LIABILITIES)
DERIVATIVES DESIGNATED AS HEDGING		DECEMBER 31, 2011	JANUARY 1, 2011	SEPTEMBER 30, 2011
INSTRUMENTS	BALANCE SHEET LOCATION	FAIR VALUE
Interest rate swap agreements	Other assets	$—	$2.4	$—
	Other current liabilities	(8.4)	(12.3)	(10.7)
	Other liabilities	(18.9)	(6.2)	(17.4)

Commodity hedging instruments	Prepaid and other assets	—	3.6	0.1
	Other current liabilities	(2.1)	—	(0.3)

Total derivatives designated as hedging instruments		$(29.4)	$(12.5)	$(28.3)

DERIVATIVES NOT DESIGNATED AS HEDGING INSTRUMENTS (1)
Foreign currency swap contracts	Prepaid and other assets	$3.5	$5.3	$2.7
	Other current liabilities	(0.6)	(0.3)	—

Commodity hedging instruments	Prepaid and other assets	—	0.8	—
	Other current liabilities	(0.2)	—	(0.5)

Total derivatives not designated as hedging instruments (1)		$(2.7)	$5.8	$2.2

Total derivatives		$(26.7)	$(6.7)	$(26.1)

(1)	See discussion above for additional information regarding the Company’s purpose for entering into derivatives not designated as hedging instruments and its overall risk management strategy.

The effect of derivative instruments on OCI and the Condensed Consolidated Statements of Operations for the three months ended December 31, 2011 and January 1, 2011 was as follows (in millions):

	September 30,	September 30,
DERIVATIVES IN CASH FLOW HEDGING RELATIONSHIPS	AMOUNT OF GAIN / (LOSS) RECOGNIZED IN OCI
	THREE MONTHS ENDED
	DECEMBER 31, 2011	JANUARY 1, 2011
Interest rate swap agreements	$(2.2)	$2.5
Commodity hedging instruments	(1.4)	2.1

Total	$(3.6)	$4.6

	September 30,	September 30,	September 30,
DERIVATIVES IN CASH FLOW HEDGING RELATIONSHIPS	LOCATION OF GAIN / (LOSS) RECLASSIFIED FROM AOCI INTO EARNINGS	AMOUNT OF GAIN / (LOSS) RECLASSIFIED FROM AOCI INTO EARNINGS
		THREE MONTHS ENDED
		DECEMBER 31, 2011	JANUARY 1, 2011
Interest rate swap agreements	Interest expense	$(3.1)	$(3.1)
Commodity hedging instruments	Cost of sales	0.1	0.1

Total		$(3.0)	$(3.0)

DERIVATIVES NOT DESIGNATED AS HEDGING INSTRUMENTS	LOCATION OF GAIN RECOGNIZED IN EARNINGS	AMOUNT OF GAIN RECOGNIZED IN EARNINGS
		THREE MONTHS ENDED
		DECEMBER 31, 2011	JANUARY 1, 2011
Foreign currency swap contracts	Interest expense	$6.7	$8.8
Commodity hedging instruments	Cost of sales	0.4	0.8

Total		$7.1	$9.6

NOTE 14. FAIR VALUE MEASUREMENTS

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

These derivative instruments are classified within Level 2 of the valuation hierarchy and are included within other assets and other liabilities in the Company’s Condensed Consolidated Balance Sheets, except for derivative instruments expected to be settled within the next 12 months, which are included within prepaid and other assets and other current liabilities.

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

The following table presents the Company’s financial assets and liabilities measured at fair value on a recurring basis at December 31, 2011 (in millions):

	September 30,	September 30,	September 30,	September 30,
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Unobservable Inputs (Level 3)	Total
Assets
Cash equivalents	$83.5	$—	$—	$83.5
Derivatives
Foreign currency swap contracts	—	3.5	—	3.5
Other	6.5	—	—	6.5

Total	$90.0	$3.5	$—	$93.5

Liabilities
Derivatives
Interest rate swap agreements	$—	$(27.3)	$—	$(27.3)
Foreign currency swap contracts	—	(0.6)	—	(0.6)
Commodity hedging instruments	—	(2.3)	—	(2.3)

Total	$—	$(30.2)	$—	$(30.2)

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

Corporate & Other consists of the Company’s non-European professional seed business, revenues and expenses associated with the Company’s supply agreements with ICL and the amortization related to the Roundup® Marketing Agreement, as well as corporate, general and administrative expenses and certain other income/expense items not allocated to the business segments. Corporate & Other assets primarily include deferred financing and debt issuance costs and corporate intangible assets, as well as deferred tax assets. For capital expenditures and total assets, Corporate & Other also includes Smith & Hawken, which is classified as discontinued operations on the Consolidated Statements of Operations.

The following tables present summarized financial information concerning the Company’s reportable segments for the periods indicated (in millions):

	September 30,	September 30,
	THREE MONTHS ENDED
	DECEMBER 31, 2011	JANUARY 1, 2011
Net sales:
Global Consumer	$149.1	$188.8
Scotts LawnService®	37.6	37.1

Segment total	186.7	225.9
Corporate & Other	24.5	4.3

Consolidated	$211.2	$230.2

Loss from continuing operations before income taxes:
Global Consumer	$(69.4)	$(55.1)
Scotts LawnService®	(4.6)	(4.5)

Segment total	(74.0)	(59.6)
Corporate & Other	(20.8)	(30.9)
Intangible asset amortization	(2.5)	(2.3)
Product registration and recall matters	(0.3)	(1.7)
Restructuring and other charges	(2.6)	—
Interest expense	(15.3)	(9.5)

Consolidated	$(115.5)	$(104.0)

	September 30,	September 30,	September 30,
	DECEMBER 31, 2011	JANUARY 1, 2011	SEPTEMBER 30, 2011
Total assets:
Global Consumer	$1,723.8	$1,584.2	$1,552.4
Scotts LawnService®	162.2	155.4	184.3
Corporate & Other	278.3	314.7	315.5
Assets held for sale	—	200.9	—

Consolidated	$2,164.3	$2,255.2	$2,052.2

NOTE 16. FINANCIAL INFORMATION FOR SUBSIDIARY GUARANTORS AND NON-GUARANTORS

The 7.25% and 6.625% Senior Notes (collectively, the “Senior Notes”) issued by Scotts Miracle-Gro on January 14, 2010 and December 16, 2010, respectively, are guaranteed by certain of its domestic subsidiaries and, therefore, the Company has disclosed condensed consolidating financial information in accordance with SEC Regulation S-X Rule 3-10, Financial Statements of Guarantors and Issuers of Guaranteed Securities Registered or Being Registered. The following 100% directly or indirectly owned subsidiaries fully and unconditionally guarantee the Senior Notes on a joint and several basis: EG Systems, Inc., dba Scotts LawnService®; Gutwein & Co., Inc.; Hyponex Corporation; Miracle-Gro Lawn Products, Inc.; OMS Investments, Inc.; Rod McLellan Company; Sanford Scientific, Inc.; Scotts Temecula Operations, LLC; Scotts Manufacturing Company; Scotts Products Co.; Scotts Professional Products Co.; Scotts-Sierra Investments, Inc.; SMG Brands, Inc.; SMG Growing Media, Inc.; Swiss Farms Products, Inc.; and The Scotts Company LLC (collectively, the “Guarantors”). SMG Brands, Inc. was added as a Guarantor of the Senior Notes on September 28, 2011. Accordingly, SMG Brands, Inc. has been classified as a Guarantor for all periods presented in the condensed consolidating financial information accompanying this Note 16.

The following information presents condensed consolidating Statements of Operations for the three months ended December 31, 2011 and January 1, 2011, condensed consolidating Statements of Cash Flows for the three months ended December 31, 2011 and January 1, 2011, and condensed consolidating Balance Sheets as of December 31, 2011, January 1, 2011 and September 30, 2011. The condensed consolidating financial information presents, in separate columns, financial information for: Scotts Miracle-Gro on a Parent-only basis, carrying its investment in subsidiaries under the equity method; Guarantors on a combined basis, carrying their investments in subsidiaries which do not guarantee the debt (collectively, the “Non-Guarantors”) under the equity method; Non-Guarantors on a combined basis; and eliminating entries. The eliminating entries primarily reflect intercompany transactions, such as interest expense, accounts receivable and payable, short and long-term debt, and the elimination of equity investments and income in subsidiaries. Because the Parent is obligated to pay the unpaid principal amount and interest on all amounts borrowed by the Guarantors or Non-Guarantors under the credit facility (and was obligated to pay the unpaid principal amount and interest on all amounts borrowed by the Guarantors and Non-Guarantors under the previous senior secured five-year revolving loan facility), the borrowings and related interest expense for the loans outstanding of the Guarantors and Non-Guarantors are also presented in the accompanying Parent-only financial information, and are then eliminated.

THE SCOTTS MIRACLE-GRO COMPANY

Condensed Consolidating Statement of Operations

for the three months ended December 31, 2011

(in millions)

	September 30,	September 30,	September 30,	September 30,	September 30,
		Subsidiary	Non-
	Parent	Guarantors	Guarantors	Eliminations	Consolidated

Net sales	$—	$157.1	$54.1	$—	$211.2
Cost of sales	—	144.8	41.6	—	186.4

Gross profit	—	12.3	12.5	—	24.8

Operating expenses:
Selling, general and administrative	—	95.5	27.5	—	123.0
Impairment, restructuring and other charges	—	2.6	—	—	2.6
Product registration and recall matters	—	0.3	—	—	0.3
Other income, net	(2.8)	(0.5)	(0.4)	2.8	(0.9)

Income (loss) from operations	2.8	(85.6)	(14.6)	(2.8)	(100.2)
Equity loss in subsidiaries	66.2	9.8	—	(76.0)	—
Interest expense	10.8	6.6	0.7	(2.8)	15.3

Loss from continuing operations before income taxes	(74.2)	(102.0)	(15.3)	76.0	(115.5)

Income tax benefit from continuing operations	(0.3)	(35.8)	(5.5)	—	(41.6)

Loss from continuing operations	(73.9)	(66.2)	(9.8)	76.0	(73.9)

Loss from discontinued operations, net of tax	—	—	—	—	—

Net loss	$(73.9)	$(66.2)	$(9.8)	$76.0	$(73.9)

THE SCOTTS MIRACLE-GRO COMPANY

Condensed Consolidating Statement of Cash Flows

for the three months ended December 31, 2011

(in millions)

	September 30,	September 30,	September 30,	September 30,	September 30,
		Subsidiary	Non-
	Parent	Guarantors	Guarantors	Eliminations	Consolidated

NET CASH USED IN OPERATING ACTIVITIES	$(8.0)	$(144.7)	$(48.4)	$—	$(201.1)

INVESTING ACTIVITIES
Investments in property, plant and equipment	—	(13.3)	(3.1)	—	(16.4)

Net cash used in investing activities	—	(13.3)	(3.1)	—	(16.4)

FINANCING ACTIVITIES
Borrowings under revolving and bank lines of credit	—	321.9	125.1	—	447.0
Repayments under revolving and bank lines of credit	—	(30.7)	(175.0)	—	(205.7)
Dividends paid	(18.9)	—	—	—	(18.9)
Purchase of common shares	(17.5)	—	—	—	(17.5)
Excess tax benefits from share-based payment arrangements	—	3.8	—	—	3.8
Cash received from the exercise of stock options	5.6	—	—	—	5.6
Intercompany financing	38.8	(131.3)	92.5	—	—

Net cash provided by financing activities	8.0	163.7	42.6	—	214.3

Effect of exchange rate changes on cash	—	—	0.1	—	0.1

Net increase (decrease) in cash and cash equivalents	—	5.7	(8.8)	—	(3.1)
Cash and cash equivalents, beginning of period	—	4.3	126.6	—	130.9

Cash and cash equivalents, end of period	$—	$10.0	$117.8	$—	$127.8

THE SCOTTS MIRACLE-GRO COMPANY

Condensed Consolidating Balance Sheet

As of December 31, 2011

(in millions)

	September 30,	September 30,	September 30,	September 30,	September 30,
		Subsidiary	Non-
	Parent	Guarantors	Guarantors	Eliminations	Consolidated

ASSETS
Current assets:
Cash and cash equivalents	$—	$10.0	$117.8	$—	$127.8
Accounts receivable, net	—	92.7	73.8	—	166.5
Accounts receivable pledged	—	14.3	—	—	14.3
Inventories	—	543.6	111.2	—	654.8
Prepaid and other current assets	—	102.2	46.6	—	148.8

Total current assets	—	762.8	349.4	—	1,112.2

Property, plant and equipment, net	—	343.2	48.2	—	391.4
Goodwill	—	308.4	0.7	—	309.1
Intangible assets, net	—	269.6	46.6	—	316.2
Other assets	32.1	13.3	27.6	(37.6)	35.4
Equity investment in subsidiaries	699.2	—	—	(699.2)	—
Intercompany assets	788.3	207.7	—	(996.0)	—

Total assets	$1,519.6	$1,905.0	$472.5	$(1,732.8)	$2,164.3

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current portion of debt	$—	$7.8	$0.3	$—	$8.1
Accounts payable	—	165.6	54.8	—	220.4
Other current liabilities	15.3	118.6	86.7	—	220.6

Total current liabilities	15.3	292.0	141.8	—	449.1

Long-term debt	1,021.7	547.4	78.7	(621.7)	1,026.1
Other liabilities	18.4	200.5	43.6	(37.6)	224.9
Equity investment in subsidiaries	—	336.1	—	(336.1)	—
Intercompany liabilities	—	—	374.3	(374.3)	—

Total liabilities	1,055.4	1,376.0	638.4	(1,369.7)	1,700.1

Shareholders’ equity	464.2	529.0	(165.9)	(363.1)	464.2

Total liabilities and shareholders’ equity	$1,519.6	$1,905.0	$472.5	$(1,732.8)	$2,164.3

THE SCOTTS MIRACLE-GRO COMPANY

Condensed Consolidating Statement of Operations

for the three months ended January 1, 2011

(in millions)

	September 30,	September 30,	September 30,	September 30,	September 30,
		Subsidiary	Non-
	Parent	Guarantors	Guarantors	Eliminations	Consolidated

Net sales	$—	$176.8	$53.4	$—	$230.2
Cost of sales	—	143.3	37.0	—	180.3
Cost of sales—product registration and recall matters	—	0.8	—	—	0.8

Gross profit	—	32.7	16.4	—	49.1

Operating expenses:
Selling, general and administrative	—	115.1	28.1	—	143.2
Product registration and recall matters	—	0.9	—	—	0.9
Other (income) loss, net	—	0.2	(0.7)	—	(0.5)

Loss from operations	—	(83.5)	(11.0)	—	(94.5)

Equity loss in subsidiaries	63.6	8.4	—	(72.0)	—
Other non-operating income	(3.8)	—	—	3.8	—
Interest expense	8.7	4.3	0.3	(3.8)	9.5

Loss from continuing operations before income taxes	(68.5)	(96.2)	(11.3)	72.0	(104.0)

Income tax benefit from continuing operations	(0.6)	(32.7)	(4.0)	—	(37.3)

Loss from continuing operations	(67.9)	(63.5)	(7.3)	72.0	(66.7)

Loss from discontinued operations, net of tax	—	—	(1.2)	—	(1.2)

Net loss	$(67.9)	$(63.5)	$(8.5)	$72.0	$(67.9)

THE SCOTTS MIRACLE-GRO COMPANY

Condensed Consolidating Statement of Cash Flows

for the three months ended January 1, 2011

(in millions)

	September 30,	September 30,	September 30,	September 30,	September 30,
		Subsidiary	Non-
	Parent	Guarantors	Guarantors	Eliminations	Consolidated

NET CASH USED IN OPERATING ACTIVITIES	$(0.6)	$(125.0)	$(44.1)	$—	$(169.7)

INVESTING ACTIVITIES
Investments in property, plant and equipment	—	(25.2)	(2.9)	—	(28.1)

Net cash used in investing activities	—	(25.2)	(2.9)	—	(28.1)

FINANCING ACTIVITIES
Borrowings under revolving and bank lines of credit and term loans	—	205.2	53.0	—	258.2
Repayments under revolving and bank lines of credit and term loans	—	(94.0)	(140.0)	—	(234.0)
Proceeds from issuance of 6.625% Senior Notes	200.0	—	—	—	200.0
Dividends paid	(16.8)	—	—	—	(16.8)
Purchase of common shares	(25.0)	—	—	—	(25.0)
Financing and issuance fees	(4.1)	—	—	—	(4.1)
Excess tax benefits from share-based payment arrangements	—	1.5	—	—	1.5
Cash received from the exercise of stock options	6.5	—	—	—	6.5
Intercompany financing	(160.0)	43.2	116.8	—	—

Net cash provided by financing activities	0.6	155.9	29.8	—	186.3

Effect of exchange rate changes on cash	—	—	2.2	—	2.2

Net increase (decrease) in cash and cash equivalents	—	5.7	(15.0)	—	(9.3)
Cash and cash equivalents, beginning of period	—	5.1	83.0	—	88.1

Cash and cash equivalents, end of period	$—	$10.8	$68.0	$—	$78.8

THE SCOTTS MIRACLE-GRO COMPANY

Condensed Consolidating Balance Sheet

As of January 1, 2011

(in millions)

	September 30,	September 30,	September 30,	September 30,	September 30,
		Subsidiary	Non-
	Parent	Guarantors	Guarantors	Eliminations	Consolidated

ASSETS

Current assets:
Cash and cash equivalents	$—	$10.8	$68.0	$—	$78.8
Accounts receivable, net	—	137.0	76.2	—	213.2
Inventories	—	474.0	93.0	—	567.0
Assets held for sale	—	—	200.9	—	200.9
Prepaid and other current assets	—	97.9	38.2	—	136.1

Total current assets	—	719.7	476.3	—	1,196.0

Property, plant and equipment, net	—	344.5	46.6	—	391.1
Goodwill	—	305.1	0.7	—	305.8
Intangible assets, net	—	273.9	52.8	—	326.7
Other assets	13.6	23.1	28.8	(29.9)	35.6
Equity investment in subsidiaries	919.3	—	—	(919.3)	—
Intercompany assets	578.1	—	—	(578.1)	—

Total assets	$1,511.0	$1,666.3	$605.2	$(1,527.3)	$2,255.2

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current portion of debt	$164.7	$2.4	$1.4	$—	$168.5
Accounts payable	—	161.0	47.5	—	208.5
Liabilities held for sale	—	—	45.4	—	45.4
Other current liabilities	7.3	142.4	95.1	—	244.8

Total current liabilities	172.0	305.8	189.4	—	667.2

Long-term debt	657.4	230.0	13.7	(213.7)	687.4
Other liabilities	3.0	198.1	50.8	(29.9)	222.0
Equity investment in subsidiaries	—	173.3	—	(173.3)	—
Intercompany liabilities	—	10.0	354.4	(364.4)	—

Total liabilities	832.4	917.2	608.3	(781.3)	1,576.6

Shareholders’ equity	678.6	749.1	(3.1)	(746.0)	678.6

Total liabilities and shareholders’ equity	$1,511.0	$1,666.3	$605.2	$(1,527.3)	$2,255.2

THE SCOTTS MIRACLE-GRO COMPANY

Condensed Consolidating Balance Sheet

As of September 30, 2011

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

This discussion and analysis should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in Scotts Miracle-Gro’s Annual Report on Form 10-K for the fiscal year ended September 30, 2011.

EXECUTIVE SUMMARY

We are dedicated to delivering strong, long-term financial results and outstanding shareholder returns by providing products of superior quality and value to enhance consumers’ outdoor lawn and garden environments. We are a leading manufacturer and marketer of consumer branded products for lawn and garden care in North America and Europe. We are Monsanto’s exclusive agent for the marketing and distribution of consumer Roundup® non-selective herbicide products within the United States and other contractually specified countries. We have a presence in similar consumer branded products in Australia, the Far East and Latin America. We also operate Scotts LawnService®, the second largest lawn care service business in the United States. Our operations are divided into the following reportable segments: Global Consumer and Scotts LawnService®.

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

As a leading consumer branded lawn and garden company, our product development and marketing efforts are largely focused on providing innovative and differentiated products and on continually increasing brand and product awareness to inspire consumers and create retail demand. We have successfully applied this model for a number of years by focusing on research and development and investing approximately 4 - 5% of our annual net sales in advertising to support and promote our products and brands. We continually explore new and innovative ways to communicate with consumers. We believe that we receive a significant return on these expenditures and anticipate a similar commitment to research and development, advertising and marketing investments in the future, with the continuing objective of driving category growth and increasing market share.

Our sales in any one year are susceptible to weather conditions in the markets in which our products are sold. For instance, periods of abnormally wet or dry weather can adversely impact sales of certain products, while increasing demand for other products. We believe that our diversified product line and our broad geographic diversification reduce this risk, although to a lessor extent in a year where unfavorable weather is geographically wide-spread and extends across a significant portion of the lawn and garden season. We also believe that weather conditions in any one year, positive or negative, do not materially alter longer-term category growth trends.

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

Management focuses on a variety of key indicators and operating metrics to monitor the financial condition and performance of the continuing operations of our business. These metrics include consumer purchases (point-of-sale data), market share, category growth, net sales (including unit volume, pricing, product mix and foreign exchange movements), gross profit margins, advertising to net sales ratios, income from operations, income from continuing operations, net income and earnings per share. To the extent applicable, these measures are evaluated with and without impairment, restructuring and other charges as well as product registration and recall matters, which management believes are not indicative of the earnings capabilities of our businesses. We also focus on measures to optimize cash flow and return on invested capital, including the management of working capital and capital expenditures.

The Scotts Miracle-Gro Board of Directors has authorized the repurchase of up to $700 million of our Common Shares through September 30, 2014. Further, on August 8, 2011, we announced that the Scotts Miracle-Gro Board of Directors increased our quarterly dividend from $0.25 to $0.30 per Common Shares. The decisions to increase the amount of cash we intend to return to our shareholders reflect our continued confidence in the long-term performance of our business, which should allow us to return cash to shareholders while also investing to sustain and grow our key competitive advantages. During the first quarter of fiscal 2012, we repurchased approximately 0.4 million of our Common Shares in open market transactions for $17.5 million. From the inception of this program in the fourth quarter of fiscal 2010 through the first quarter of fiscal 2012, we have repurchased approximately 7.9 million of our Common Shares for $401.2 million.

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

Settlement discussions relating to potential fines and/or penalties are a frequent outgrowth of governmental investigations. In that regard, on or about June 30, 2011, we received a Notice of Intent to File Administrative Complaint from the U.S. EPA Region 5 with respect to the alleged FIFRA violations. The Notice, which does not set forth a proposed penalty amount, offers us an opportunity to present any information that we believe the U.S. EPA should consider prior to filing the complaint and indicates that the U.S. EPA is prepared to meet with us to discuss the alleged violations. We made a timely response to the Notice and communications between us and the U.S. EPA are underway.

As previously disclosed, we have also been engaged in settlement discussions with the U.S. DOJ regarding its criminal investigation. On January 25, 2012, a Plea Agreement, executed by us and the U.S. DOJ, was filed with the United States District Court for the Southern District of Ohio. Under the terms of the Plea Agreement, which must be approved by a federal judge, we have agreed to plead guilty to 11 counts of violating FIFRA and the regulations promulgated thereunder, to pay a $4,000,000 penalty to the United States and to provide $100,000 to each of the following programs designed to enhance and protect the natural environment, particularly habitats for the bird populations that the U.S. EPA’s regulation of pesticides is designed to protect: (1) Ohio Audubon’s Important Bird Area Program; (2) Ohio Department of Natural Resources’ Urban Forestry Program; (3) Columbus Metro-Parks Bird Habitat Enhancement Program; (4) Cornell University Ornithology Laboratory; and (5) The Nature Conservancy of Ohio. In exchange for our guilty plea and the other promises contained in the Plea Agreement, the U.S. DOJ has agreed not to criminally prosecute us for any other federal crimes relating to any potential FIFRA violations known to the government as of the date of the Plea Agreement. Our previously established reserve covers the full amount of the proposed criminal penalty and other amounts payable under the Plea Agreement.

The U.S. EPA and related state investigations continue and the Plea Agreement between us and the U.S. DOJ must still be approved by the United States District Court. In addition, the current investigations and proceedings may result in future state, federal or private rights of action as well as judgments, settlements, fines and/or penalties with respect to known or potential additional product registration issues. At this stage of the investigations, we cannot reasonably estimate the total scope or magnitude of all possible liabilities that could result from known or potential product registration issues. Based on the facts and circumstances known to us at this time (including settlement discussions that have taken place to date and the pending Plea Agreement), we have established what we believe to be an appropriate reserve. It is possible that any fines and/or penalties with respect to the investigations, as well as any judgments, litigation costs or other liabilities relating to such known or potential product registration issues, could exceed the amount of the reserve, possibly materially, and could have an adverse effect on our financial condition, results of operations or cash flows.

As a result of these registration and recall matters, we have recorded charges for affected inventory and other registration and recall-related costs. The effects of these adjustments were pre-tax charges of $0.3 million and $1.7 million for the three-month periods ended December 31, 2011 and January 1, 2011, respectively. We expect that future charges will include costs associated with the rework of certain finished goods inventories, the potential disposal of certain products and ongoing third-party professional services related to the U.S. EPA, U.S. DOJ and state investigations. It may also be appropriate to establish additional reserves as settlement discussions continue or in connection with other actions or potential liabilities arising in connection with the product registration issues.

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

RESULTS OF OPERATIONS

We classified Global Pro as discontinued operations, for all periods presented, beginning in our first quarter of fiscal 2011. As a result, and unless specifically stated, all discussions regarding results for the three months ended December 31, 2011 and January 1, 2011 reflect results from our continuing operations.

The following table sets forth the components of income and expense as a percentage of net sales for the three months ended December 31, 2011 and January 1, 2011:

	September 30,	September 30,
	THREE MONTHS ENDED
	DECEMBER 31, 2011	JANUARY 1, 2011
	(UNAUDITED)
Net sales	100.0%	100.0%
Cost of sales	88.3	78.3
Cost of sales – product registration and recall matters	—	0.4

Gross profit	11.7	21.3
Operating expenses:
Selling, general and administrative	58.2	62.2
Impairment, restructuring and other charges	1.2	—
Product registration and recall matters	0.1	0.4
Other income, net	(0.4)	(0.2)

Loss from operations	(47.4)	(41.1)
Interest expense	7.3	4.1

Loss from continuing operations before income taxes	(54.7)	(45.2)
Income tax benefit from continuing operations	(19.7)	(16.2)

Loss from continuing operations	(35.0)	(29.0)
Loss from discontinued operations, net of tax	—	(0.5)

Net loss	(35.0)%	(29.5)%

Net Sales

Net sales for the three months ended December 31, 2011 were $211.2 million, a decrease of 8.3% from net sales of $230.2 million for the three months ended January 1, 2011. The change in net sales for the three months ended December 31, 2011 was attributable to the following:

September 30,
Volume	(9.5)%
Pricing	0.9
Foreign exchange rates	(0.2)
Acquisitions	0.5

Net sales decline	(8.3)%

As the foregoing table indicates, the decrease in net sales was primarily the result of a decline in sales volume due to our customers purchasing product closer to the lawn and garden season, partially offset by increased net pricing and the impact of acquisitions within our Scotts LawnService® and growing media businesses.

Cost of Sales

The following table shows the major components of cost of sales (in millions):

	September 30,	September 30,
	THREE MONTHS ENDED
	DECEMBER 31, 2011	JANUARY 1, 2011
	(UNAUDITED)
Materials	$103.1	$98.3
Manufacturing labor and overhead	29.0	29.0
Distribution and warehousing	36.4	37.8
Roundup reimbursements	17.9	15.2

	186.4	180.3
Product registration and recall matters	—	0.8

	$186.4	$181.1

Factors contributing to the change in cost of sales for the three months ended December 31, 2011 are outlined in the following table (in millions):

September 30,
Foreign exchange rates	$0.4
Material costs	8.9
Volume and product mix	(5.9)
Roundup® reimbursements	2.7

6.1
Product registration and recall matters	(0.8)

Change in cost of sales	$5.3

The increase in cost of sales, excluding product registration and recall matters, was the result of an increase in material costs primarily related to wild bird food grains, higher input costs in our growing media business and higher reimbursements attributable to our marketing agreement with Monsanto, partially offset by the impact of decreased net sales.

Gross Profit

As a percentage of net sales, our gross profit rate was 11.7% and 21.3% for the three months ended December 31, 2011 and January 1, 2011, respectively. Factors contributing to the change in gross profit rate for the three months ended December 31, 2011 are outlined in the following table:

September 30,
Pricing	1.1%
Material costs	(4.3)
Product mix and volume:
Roundup® commissions	(0.3)
Corporate & Other	(1.3)
Global Consumer mix and volume	(5.1)

Total product mix and volume	(6.7)
Product registration and recall matters	0.3

Change in gross profit rate	(9.6)%

Gross profit rates for our first fiscal quarter are lower than the full year as a result of proportionally higher fixed overhead costs in relation to seasonally low sales volumes. The decrease in the gross profit rate, excluding product registration and recall matters, for the three months ended December 31, 2011 was primarily driven by:

•	decreased net sales and negative product mix driven primarily by reduced fertilizer net sales; and

•	increased material costs attributable primarily to our wild bird food business;

•	partially offset by increased net pricing.

Selling, General and Administrative Expenses

The following table sets forth the components of selling, general and administrative expenses (in millions):

	September 30,	September 30,
	THREE MONTHS ENDED
	DECEMBER 31, 2011	JANUARY 1, 2011
	(UNAUDITED)
Advertising	$9.2	$11.2
Share-based compensation	1.6	4.3
Research and development	12.1	12.4
Amortization of intangibles	2.1	2.3
Other selling, general and administrative	98.0	113.0

	$123.0	$143.2

Selling, general and administrative (“SG&A”) expenses decreased $20.2 million, or 14.1%, to $123.0 million for the first quarter of fiscal 2012 compared to the first quarter of fiscal 2011. Approximately $7.4 million of the decrease related to severance costs that were incurred in the first quarter of fiscal 2011. Other factors contributing to the decrease in SG&A during the quarter included $5.6 million of lower compensation expense primarily as a result of the Company’s restructuring plan initiated in fiscal 2011, lower year-over-year variable compensation expense of $4.5 million and lower advertising expense of $2.0 million.

We recorded $0.3 million and $0.9 million of SG&A-related product registration and recall costs during the first quarters of fiscal 2012 and fiscal 2011, respectively, which primarily related to third-party compliance review, legal and consulting fees.

Impairment, Restructuring and Other Charges

In continuation of the restructuring plan we initiated in fiscal 2011, the Company incurred $2.6 million in restructuring costs in the first quarter of fiscal 2012. These costs consisted primarily of $1.3 million of termination benefits provided to employees who accepted voluntary retirement, $0.5 million of special termination benefits to be provided to certain employees upon future separation and $0.2 million related to curtailment charges for our U.S. defined benefit pension and U.S retiree medical plans.

Other (Income) Expense, net

Other income was $0.9 million for the first quarter of fiscal 2012, compared to $0.5 million for the first quarter of fiscal 2011. Other income/expense is comprised of activities outside our normal business operations, such as royalty income from the licensing of certain of our brand names, franchise fee income from our Scotts LawnService® business, foreign exchange gains/losses and gains/losses from the sale of non-inventory assets. The change from fiscal 2011 was not significant.

Interest Expense

Interest expense in continuing operations for the first quarter of fiscal 2012 was $15.3 million, compared to $9.5 million for the first quarter of fiscal 2011. The increase in interest expense was attributable to an increase in average borrowings and the impact of higher rates associated with the Company’s new financing structure. Excluding the impact of foreign exchange rates, average borrowings during the first quarter of fiscal 2012 increased by approximately $147.0 million as compared to the prior year period, primarily due to higher debt levels entering the period as compared to the prior year as we work to navigate within our 2.0 to 2.5 times debt leverage objective for fiscal 2012. Weighted average interest rates increased by approximately 115 basis points, which was primarily attributable to the full quarter impact of the 6.625% Senior Notes issued on December 16, 2010 and our new credit facility, with margin rates in excess of our previous credit facility.

Income Tax Benefit

The first quarter income tax benefit from continuing operations was 36.0% for the three months ended December 31, 2011, compared to 35.9% for the same period of fiscal 2011. The effective tax rate used for interim purposes was based on management’s best estimate of factors impacting the effective tax rate for the full fiscal year. Factors affecting the estimated effective tax rate include assumptions as to income by jurisdiction (domestic and foreign), the availability and utilization of tax credits and the existence of elements of income and expense that may not be taxable or deductible. The estimated effective tax rate is subject to revision in later interim periods and at fiscal year end as facts and circumstances change during the course of the fiscal year. There can be no assurances that the effective tax rate estimated for interim financial reporting purposes will approximate the effective tax rate determined at fiscal year end.

Loss from Continuing Operations

We reported a loss from continuing operations of $73.9 million for the first quarter of fiscal 2012, compared to a loss from continuing operations of $66.7 million for the first quarter of fiscal 2011. We anticipated a loss in our first fiscal quarter due to the seasonal nature of our business, in which sales are heavily weighted to the spring and summer selling seasons. The increase in our first quarter loss in fiscal 2012 was primarily attributable to lower net sales, higher cost of sales and increased interest expense, partially offset by a decrease in SG&A and an increased income tax benefit. Average common shares outstanding decreased to 60.9 million for the three months ended December 31, 2011 from 66.3 million for the three months ended January 1, 2011, primarily due to common share repurchases, partially offset by common shares issued as a result of stock option exercises.

Loss from Discontinued Operations

We reported a loss from discontinued operations, net of tax, of $1.2 million for the first quarter of fiscal 2011, primarily due to $5.2 million of transaction-related costs associated with the then pending sale of Global Pro to ICL, partially offset by income generated from Global Pro’s operations during the first quarter of fiscal 2011.

SEGMENT RESULTS

Our continuing operations are divided into the following reportable segments: Global Consumer and Scotts LawnService®. This division of reportable segments is consistent with how the segments report to and are managed by the chief operating decision maker of the Company. Corporate & Other consists of our non-European professional seed business, revenues and expenses associated with our supply agreements with ICL and the amortization related to the Roundup® Marketing Agreement, as well as corporate, general and administrative expenses and certain other income/expense items not allocated to the business segments.

Segment performance is evaluated based on several factors, including income from continuing operations before amortization, product registration and recall costs, and impairment, restructuring and other charges, which is not a measure recognized under GAAP. Senior management uses this measure of operating profit to gauge segment performance because we believe this measure is the most indicative of performance trends and the overall earnings potential of each segment.

The following table sets forth net sales by segment (in millions):

	September 30,	September 30,
	THREE MONTHS ENDED
	DECEMBER 31, 2011	JANUARY 1, 2011
	(UNAUDITED)
Global Consumer	$149.1	$188.8
Scotts LawnService®	37.6	37.1

Segment total	186.7	225.9
Corporate & Other	24.5	4.3

Consolidated	$211.2	$230.2

The following table sets forth segment loss from continuing operations before income taxes (in millions):

	September 30,	September 30,
	THREE MONTHS ENDED
	DECEMBER 31, 2011	JANUARY 1, 2011
	(UNAUDITED)
Global Consumer	$(69.4)	$(55.1)
Scotts LawnService®	(4.6)	(4.5)

Segment total	(74.0)	(59.6)
Corporate & Other	(20.8)	(30.9)
Amortization of intangibles	(2.5)	(2.3)
Product registration and recall matters	(0.3)	(1.7)
Impairment, restructuring and other charges	(2.6)	—
Interest expense	(15.3)	(9.5)

Consolidated	$(115.5)	$(104.0)

Global Consumer

Global Consumer segment net sales were $149.1 million in the first quarter of fiscal 2012, a decrease of 21.0% from net sales of $188.8 million for the first quarter of fiscal 2011. Excluding the impact of changes in foreign exchange rates, the decrease was 20.7%, primarily driven by a decrease in unit volume of 21.9% as a result of our customers purchasing product closer to the lawn and garden season, partially offset by a 1.0% increase in net pricing.

Net sales in the United States decreased $34.7 million, or 25.1%, in the first quarter of fiscal 2012, which included a favorable impact from increased pricing of 2.2%. The decrease was driven primarily by an anticipated delay of shipments until closer to peak consumer seasonal demand. Consumer purchases of our products at our largest U.S. retailers (retail point-of-sale, or “POS”) decreased by 5.1% for the quarter, against higher comparable prior year POS that had increased 10.7% during the first quarter of fiscal 2011 relative to 2010. The primary drivers were a decrease in retail sales of lawn fertilizer, grass seed and control products, partially offset by an increase in retail sales of Roundup®. Excluding the impact of changes in foreign exchange rates, net sales internationally decreased by $4.5 million, or 8.9%. The decrease was primarily driven by approximately $3.9 million of lower net sales in France that was anticipated due to a planned change in distribution method from utilizing certain distributors to selling direct to more customers, which will result in a shifting of net sales to the second and third fiscal quarters of 2012.

Global Consumer segment operating loss increased by $14.3 million, or 26.0%, in the first quarter of fiscal 2012. Excluding the impact of changes in foreign exchange rates, the decrease was 26.5%. The change in seasonal operating loss was primarily the result of lower net sales and a decline in the gross profit rate from 18.1% in the first quarter of fiscal 2011 to 7.0% in the first quarter of fiscal 2012. The decline in the gross profit rate was due to lower net sales and increased material costs, partially offset by an increase in net pricing. The overall decline was partially offset by lower SG&A spending of $8.8 million primarily due to decreases in advertising expense timing, marketing and compensation expenses.

Scotts LawnService®

Scotts LawnService® revenues increased by $0.5 million, or 1.3%, in the first quarter of fiscal 2012, primarily due to a 2.5% increase in customer count from the same period of fiscal 2011.

The operating loss for Scotts LawnService® increased by $0.1 million in the first quarter of fiscal 2012 compared to the first quarter of fiscal 2011, driven by a lower gross margin of $1.2 million, offset by $1.1 million of lower SG&A spending.

Corporate & Other

The net operating loss for Corporate & Other decreased by $10.1 million in the first quarter of fiscal 2012 compared to the first quarter of fiscal 2011, primarily related to lower severance as well as variable compensation and benefits realized from the fiscal 2011 restructuring plan.

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

The following are general themes that help shape our financial expectations for 2012:

•

We expect at least 6 percent top line growth in our Global Consumer and Scotts LawnService® reportable segments on the basis of modest category growth supported by more normal weather relative to fiscal 2011, increased commitment to marketing and media, innovation and modest net pricing.

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

•

We expect interest expense to increase about $10 to $12 million based on the combined full year effect of our new credit facility and the bonds issued last December, as well as a projected increase in average debt as we work to navigate within our 2.0 to 2.5 times debt leverage objective.

•

We expect a benefit from shares repurchased during fiscal 2011. While shares repurchased in fiscal 2011 were influenced by proceeds from the divestiture of Global Pro, we expect to significantly moderate our share repurchase activity in fiscal 2012 in the context of our broader capital deployment strategy. Over the longer-term, we plan to target one-third of our operating cash flow for return to shareholders, including our dividend, with the remaining two-thirds targeted to fund capital expenditures for organic as well as acquisitive growth. Absent appropriate acquisition opportunities, we intend to return excess cash to shareholders, though we will balance this with our objective of maintaining debt leverage of 2.0 to 2.5 times. We expect our fiscal 2012 fully diluted share count to be approximately 62.0 million.

For certain information concerning our risk factors, see “PART II. OTHER INFORMATION: ITEM 1A. RISK FACTORS” of this Quarterly Report on Form 10-Q.

LIQUIDITY AND CAPITAL RESOURCES

Operating Activities

Cash used in operating activities totaled $201.1 million and $169.7 million for the three months ended December 31, 2011 and January 1, 2011, respectively. The use of cash in the first fiscal quarter is primarily due to the seasonal nature of our operations. The first quarter is historically the lowest net sales period of our fiscal year, while at the same time we are building inventories in preparation for the spring selling season that begins in our second fiscal quarter. The increase in cash outflows was primarily the result of lower net sales and an increase in cash used for working capital purposes of $16.2 million. The increase in working capital was due to the impact of additional cash used for inventory of $43.9 million and an increase in taxes paid of $7.1 million, partially offset by a $44.8 million decrease in variable compensation payouts for fiscal 2011. Inventory has increased due to higher commodity costs and planned build in anticipation of substantially higher demand in fiscal 2012.

Investing Activities

Cash used in investing activities totaled $16.4 million and $28.1 million for the three months ended December 31, 2011 and January 1, 2011, respectively. The decrease in capital spending in the first three months of fiscal 2012 was primarily due to capital investments associated with a new liquids manufacturing and bottling plant in Pearl, Mississippi that occurred during the first three months of fiscal 2011.

Financing Activities

Financing activities provided cash of $214.3 million and $186.3 million for the three months ended December 31, 2011 and January 1, 2011, respectively. The increase in cash provided by financing activities in the first quarter of fiscal 2012 compared to the same period in fiscal 2011 was primarily due to higher net borrowings under our credit facility of $217.1 million and a $7.5 million decrease in repurchases of our common shares, partially offset by $200 million in proceeds received from the issuance of the 6.625% Senior Notes that occurred in the first quarter of fiscal 2011 and an increase in dividends paid of $2.1 million.

Cash and Cash Equivalents

Our cash and cash equivalents were held in cash depository accounts with major financial institutions around the world or invested in high quality, short-term liquid investments with a balance of $127.8 million as of December 31, 2011, compared to $78.8 million as of January 1, 2011. The cash and cash equivalents balance at December 31, 2011 included $115.5 million held by foreign subsidiaries and foreign corporate joint ventures. Our current plans do not demonstrate a need to, nor do we have plans to, repatriate the retained earnings from these subsidiaries as the earnings are indefinitely reinvested. However, in the future, if we determine it is necessary to repatriate these funds, or we sell or liquidate any of these subsidiaries, we may be required to pay associated taxes on the repatriation.

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

Under our credit facility, we have the ability to issue letter of credit commitments up to $75 million. At December 31, 2011, we had letters of credit in the aggregate face amount of $26.3 million outstanding and $1.1 billion of availability under our credit facility.

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

We account for the sale of receivables under the MARP Agreement as short-term debt and continue to carry the receivables on our Consolidated Balance Sheet, primarily as a result of our right to repurchase receivables sold. There were $5.4 million in borrowings under the MARP Agreement as of December 31, 2011.

As of December 31, 2011, we were in compliance with all debt covenants. Our credit facility contains, among other obligations, an affirmative covenant regarding our leverage ratio, calculated as indebtedness relative to our earnings before interest, taxes, depreciation and amortization. Under the terms of the credit facility, the maximum leverage ratio was 3.50 as of December 31, 2011. Our leverage ratio was 2.09 at December 31, 2011. Our credit facility also includes an affirmative covenant regarding our interest coverage. Under the terms of the credit facility, the minimum interest coverage ratio was 3.50 for the twelve months ended December 31, 2011. Our interest coverage ratio was 6.79 for the twelve months ended December 31, 2011.

We continue to monitor our compliance with the leverage ratio, interest coverage ratio and other covenants contained in the credit facility and, based upon our current operating assumptions, we expect to remain in compliance with the permissible leverage ratio and interest coverage ratio throughout fiscal 2012. However, an unanticipated charge to earnings, an increase in debt or other factors could materially affect our ability to remain in compliance with the financial or other covenants of our credit facility, potentially causing us to have to seek an amendment or waiver from our lending group which could result in repricing of our credit facility. While we believe we have good relationships with our banking group, we can provide no assurance that such a request would result in a modified or replacement credit facility on reasonable terms, if at all.

Liquidity

In our opinion, cash flows from operations and capital resources will be sufficient to meet debt service and working capital needs during fiscal 2012, and thereafter for the foreseeable future. However, we cannot ensure that our business will generate sufficient cash flow from operations or that future borrowings will be available under our credit facilities in amounts sufficient to pay indebtedness or fund other liquidity needs. Actual results of operations will depend on numerous factors, many of which are beyond our control.

Judicial and Administrative Proceedings

Apart from the proceedings surrounding the FIFRA compliance matters, which are discussed separately, we are party to various pending judicial and administrative proceedings arising in the ordinary course of business, including, among others, proceedings based on accidents or product liability claims and alleged violations of environmental laws. We have reviewed these pending judicial and administrative proceedings, including the probable outcomes, reasonably anticipated costs and expenses, and the availability and limits of our insurance coverage, and have established what we believe to be appropriate reserves. We do not believe that any liabilities that may result from these pending judicial and administrative proceedings are reasonably likely to have a material effect on our financial condition, results of operations or cash flows; however, there can be no assurance that future quarterly or annual operating results will not be materially affected by final resolution of these matters.

REGULATORY MATTERS

We are subject to local, state, federal and foreign environmental protection laws and regulations with respect to our business operations and believe we are operating in substantial compliance with, or taking actions aimed at ensuring compliance with, such laws and regulations. Apart from the proceedings surrounding the FIFRA compliance matters, which are discussed separately, we are involved in several legal actions with various governmental agencies related to environmental matters. While it is difficult to quantify the potential financial impact of actions involving these environmental matters, particularly remediation costs at waste disposal sites and future capital expenditures for environmental control equipment, in the opinion of management, the ultimate liability arising from such environmental matters, taking into account established reserves, should not have a material effect on our financial condition, results of operations or cash flows. However, there can be no assurance that the resolution of these matters will not materially affect our future quarterly or annual results of operations, financial condition or cash flows. Additional information on environmental matters affecting us is provided in Scotts Miracle Gro’s Annual Report on Form 10-K for the fiscal year ended September 30, 2011, under “ITEM 1. BUSINESS — Regulatory Considerations” and “ITEM 3. LEGAL PROCEEDINGS.”

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The preceding discussion and analysis of our consolidated results of operations and financial condition should be read in conjunction with our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q. Scotts Miracle-Gro’s Annual Report on Form 10-K for the fiscal year ended September 30, 2011 includes additional information about us, our operations, our financial condition, our critical accounting policies and accounting estimates, and should be read in conjunction with this Quarterly Report on Form 10-Q.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risks have not changed significantly from those disclosed in Scotts Miracle-Gro’s Annual Report on Form 10-K for the fiscal year ended September 30, 2011.

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

In addition, there were no changes in the Registrant’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during the Registrant’s fiscal quarter ended December 31, 2011 that have materially affected, or are reasonably likely to materially affect, the Registrant’s internal control over financial reporting.

PART II—OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

Other than as discussed in “NOTE 3. PRODUCT REGISTRATION AND RECALL MATTERS” and “NOTE 12. CONTINGENCIES” of the Notes to Condensed, Consolidated Financial Statements, pending material legal proceedings have not changed significantly since those disclosed in Scotts Miracle-Gro’s Annual Report on Form 10-K for the fiscal year ended September 30, 2011.

ITEM 1A.	RISK FACTORS

The Company’s risk factors as of December 31, 2011 have not changed materially from those described in “ITEM IA. RISK FACTORS” in Scotts Miracle-Gro’s Annual Report on Form 10-K for the fiscal year ended September 30, 2011.

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

Forward-looking statements contained in this Quarterly Report on Form 10-Q are predictions only and actual results could differ materially from management’s expectations due to a variety of factors, including those described in “ITEM 1A. RISK FACTORS” in Scotts Miracle-Gro’s Annual Report on Form 10-K for the fiscal year ended September 30, 2011. All forward-looking statements attributable to us or persons working on our behalf are expressly qualified in their entirety by such risk factors.

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

The payment of future dividends, if any, on the Common Shares will be determined by the Board of Directors in light of conditions then existing, including the Company’s earnings, financial condition and capital requirements, restrictions in financing agreements, business conditions and other factors. The Company’s credit facility restricts future dividend payments to an aggregate of $125 million annually through fiscal 2013 and $150 million annually beginning in fiscal 2014 if our leverage ratio, after giving effect to any such annual dividend payment, exceeds 2.50. Our leverage ratio was 2.09 at December 31, 2011. See “NOTE 7. DEBT” of the Notes to Condensed Consolidated Financial Statements for further discussion regarding the restrictions on dividend payments.

(c) Issuer Purchases of Equity Securities

The following table shows the purchases of common shares of Scotts Miracle-Gro (“Common Shares”) made by or on behalf of Scotts Miracle-Gro or any “affiliated purchaser” (as defined in Rule 10b-18(a)(3) under the Securities Exchange Act of 1934, as amended) of Scotts Miracle-Gro for each fiscal month in the three months ended December 31, 2011:

	September 30,	September 30,	September 30,	September 30,
Period	Total Number of Common Shares Purchased(1)	Average Price Paid per Common Share(2)	Total Number of Common Shares Purchased as Part of Publicly Announced Plans or Programs(3)	Approximate Dollar Value of Common Shares That May Yet be Purchased Under the Plans or Programs(3)
October 1 through October 29, 2011	175,750	$45.51	175,425	$308,301,215
October 30 through November 26, 2011	198	$41.86	—	$308,301,215
November 27 through December 31, 2011	215,616	$44.29	214,200	$298,816,786

Total	391,564	$44.83	389,625

(1)

All of the Common Shares purchased during the quarter were purchased in open market transactions. The total number of Common Shares purchased during the quarter includes 1,939 Common Shares purchased by the trustee of the rabbi trust established by the Company as permitted pursuant to the terms of The Scotts Company LLC Executive Retirement Plan (the “ERP”). The ERP is an unfunded, non-qualified deferred compensation plan which, among other things, provides eligible employees the opportunity to defer compensation above specified statutory limits applicable to The Scotts Company LLC Retirement Savings Plan and with respect to any Executive Management Incentive Pay (as defined in the ERP), Performance Award (as defined in the ERP) or other bonus awarded to such eligible employees. Pursuant to the terms of the ERP, each eligible employee has the right to elect an investment fund, including a fund consisting of Common Shares (the “Scotts Miracle-Gro Common Stock Fund”), against which amounts allocated to such employee’s account under the ERP, including employer contributions, will be benchmarked (all ERP accounts are bookkeeping accounts only and do not represent a claim against specific assets of the Company). Amounts allocated to employee accounts under the ERP represent deferred compensation obligations of the Company. The Company established the rabbi trust in order to assist the Company in discharging such deferred compensation obligations. When an eligible employee elects to benchmark some or all of the amounts allocated to such employee’s account against the Scotts Miracle-Gro Common Stock Fund, the trustee of the rabbi trust purchases the number of Common Shares equivalent to the amount so benchmarked. All Common Shares purchased by the trustee are purchased on the open market and are held in the rabbi trust until such time as they are distributed pursuant to the terms of the ERP. All assets of the rabbi trust, including any Common Shares purchased by the trustee, remain, at all times, assets of the Company, subject to the claims of its creditors. The terms of the ERP do not provide for a specified limit on the number of Common Shares that may be purchased by the trustee of the rabbi trust.

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

THE SCOTTS MIRACLE-GRO COMPANY

Date: February 8, 2012	/s/ DAVID C. EVANS
David C. Evans
Chief Financial Officer and Executive Vice President,
Strategy and Business Development
(Principal Financial and Principal Accounting Officer)
(Duly Authorized Officer)

THE SCOTTS MIRACLE-GRO COMPANY

QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2011

INDEX TO EXHIBITS

EXHIBIT NO.	DESCRIPTION	LOCATION
10.1	Specimen form of Performance Unit Award Agreement for Employees (with Related Dividend Equivalents) used to evidence grants of Performance Units which may be made under The Scotts Miracle-Gro Company Amended and Restated 2006 Long-Term Incentive Plan (post-January 19, 2012 version)	*

10.2	Specimen form of Restricted Stock Unit Award Agreement for Employees (with Related Dividend Equivalents) used to evidence grants of Restricted Stock Units which may be made under The Scotts Miracle-Gro Company Amended and Restated 2006 Long-Term Incentive Plan (post-January 19, 2012 version)	*

10.3	Specimen form of Nonqualified Stock Option Award Agreement for Employees used to evidence grants of Nonqualified Stock Options which may be made under The Scotts Miracle-Gro Company Amended and Restated 2006 Long-Term Incentive Plan (post-January 19, 2012 version)	*

10.4	Specimen form of Deferred Stock Unit Award Agreement for Nonemployee Directors (with Related Dividend Equivalents) used to evidence grants of Deferred Stock Units which may be made under The Scotts Miracle-Gro Company Amended and Restated 2006 Long-Term Incentive Plan (post-January 19, 2012 version)	*

10.5	Specimen form of Deferred Stock Unit Award Agreement for Nonemployee Directors (with Related Dividend Equivalents) used to evidence grants of Deferred Stock Units made on January 20, 2012 to Adam Hanft and William G. Jurgensen under The Scotts Miracle-Gro Company Amended and Restated Long-Term Incentive Plan	*

10.6	Specimen form of Deferred Stock Unit Award Agreement for Nonemployee Directors (with Related Dividend Equivalents) used to evidence grants of Deferred Stock Units which may be made under The Scotts Miracle-Gro Company Amended and Restated 2006 Long-Term Incentive Plan (Deferral of Cash Retainer – post-January 19, 2012 version)	*

14.1	The Scotts Miracle-Gro Company Code of Business Conduct & Ethics (as revised effective January 18, 2012)	Incorporated herein by reference to the Registrant’s Current Report on Form 8-K filed January 24, 2012 (File No. 1-11593) [Exhibit 14.1]

31.1	Rule 13a-14(a)/15d-14(a) Certifications (Principal Executive Officer)	*

EXHIBIT NO.	DESCRIPTION	LOCATION
31.2	Rule 13a-14(a)/15d-14(a) Certifications (Principal Financial Officer)	*

32	Section 1350 Certifications (Principal Executive Officer and Principal Financial Officer)	*

101.INS**	XBRL Instance Document	*

101.SCH**	XBRL Taxonomy Extension Schema	*

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase	*

101.DEF**	XBRL Taxonomy Extension Definition Linkbase	*

101.LAB**	XBRL Taxonomy Extension Label Linkbase	*

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase	*

*	Included herewith

**

Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933 or Section 18 of the Securities Exchange Act of 1934 and otherwise are not subject to liability.