Form 10-Q
period 2012-03-31
SCOTTS MIRACLE-GRO CO
filed 2012-05-08
CIK 825542

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_________________________________________
FORM 10-Q
_________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2012
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE TRANSITION PERIOD FROM                    TO
COMMISSION FILE NUMBER: 001-11593
______________________________________________
The Scotts Miracle-Gro Company
(Exact name of registrant as specified in its charter)
______________________________________________

OHIO	31-1414921
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

14111 SCOTTSLAWN ROAD, MARYSVILLE, OHIO	43041
(Address of principal executive offices)	(Zip Code)
(937) 644-0011
(Registrant’s telephone number, including area code)
______________________________________________
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

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding at May 04, 2012
Common Shares, $0.01 stated value, no par value	61,090,597 common shares

PART I—FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
THE SCOTTS MIRACLE-GRO COMPANY
Condensed Consolidated Statements of Operations
(In Millions, Except Per Common Share Data)
(Unaudited)

	THREE MONTHS ENDED		SIX MONTHS ENDED
	MARCH 31, 2012	APRIL 2, 2011	MARCH 31, 2012	APRIL 2, 2011
Net sales	$1,173.5	$1,129.6	$1,384.7	$1,359.8
Cost of sales	710.5	665.6	896.9	845.9
Cost of sales – product registration and recall matters	0.2	1.3	0.2	2.1
Gross profit	462.8	462.7	487.6	511.8
Operating expenses:
Selling, general and administrative	237.0	216.2	360.0	359.4
Impairment, restructuring and other charges	5.6	—	8.2	—
Product registration and recall matters	3.3	1.2	3.6	2.1
Other income, net	(1.3)	(0.3)	(2.2)	(0.8)
Income from operations	218.2	245.6	118.0	151.1
Interest expense	17.9	13.8	33.2	23.3
Income from continuing operations before income taxes	200.3	231.8	84.8	127.8
Income tax expense from continuing operations	73.1	83.2	31.5	45.9
Income from continuing operations	127.2	148.6	53.3	81.9
Income from discontinued operations, net of tax	—	29.0	—	27.8
Net income	$127.2	$177.6	$53.3	$109.7
Basic income per common share:
Income from continuing operations	$2.09	$2.26	$0.88	$1.24
Income from discontinued operations	—	0.44	—	0.42
Basic income per common share	$2.09	$2.70	$0.88	$1.66
Weighted-average common shares outstanding during the period	60.9	65.8	60.6	66.1
Diluted income per common share:
Income from continuing operations	$2.05	$2.20	$0.86	$1.21
Income from discontinued operations	—	0.43	—	0.41
Diluted income per common share	$2.05	$2.63	$0.86	$1.62
Weighted-average common shares outstanding during the period plus dilutive potential common shares	62.0	67.6	61.7	67.7
Dividends declared per common share	$0.30	$0.25	$0.60	$0.50
See notes to condensed consolidated financial statements

THE SCOTTS MIRACLE-GRO COMPANY
Condensed Consolidated Statements of Cash Flows
(In Millions)
(Unaudited)

	SIX MONTHS ENDED
	MARCH 31, 2012	APRIL 2, 2011
OPERATING ACTIVITIES
Net income	$53.3	$109.7
Adjustments to reconcile net income to net cash used in operating activities:
Impairment and other charges	5.3	—
Share-based compensation expense	8.9	10.8
Depreciation	25.4	24.6
Amortization	4.9	5.4
Gain on sale of long-lived assets	(0.1)	(0.1)
Gain on sale of business	—	(90.6)
Changes in assets and liabilities, net of acquired businesses:
Accounts receivable	(807.4)	(801.7)
Inventories	(213.3)	(202.1)
Prepaid and other assets	(25.5)	(34.4)
Accounts payable	201.2	223.4
Other current liabilities	132.6	141.4
Restructuring reserves	(11.1)	(0.1)
Other non-current items	(3.4)	5.0
Other, net	8.8	4.7
Net cash used in operating activities	(620.4)	(604.0)

INVESTING ACTIVITIES
Proceeds from sale of long-lived assets	0.5	0.2
Proceeds from sale of business, net of transaction costs	—	249.8
Investments in property, plant and equipment	(25.7)	(44.5)
Net cash (used in) provided by investing activities	(25.2)	205.5

FINANCING ACTIVITIES
Borrowings under revolving and bank lines of credit	1,705.6	993.7
Repayments under revolving and bank lines of credit	(1,032.4)	(651.3)
Proceeds from issuance of 6.625% Senior Notes	—	200.0
Dividends paid	(37.2)	(33.3)
Purchase of common shares	(17.5)	(93.7)
Financing and issuance fees	—	(4.1)
Excess tax benefits from share-based payment arrangements	4.8	4.4
Cash received from the exercise of stock options	12.4	21.8
Net cash provided by financing activities	635.7	437.5
Effect of exchange rate changes on cash	1.4	1.6
Net (decrease) increase in cash and cash equivalents	(8.5)	40.6
Cash and cash equivalents, beginning of period	130.9	88.1
Cash and cash equivalents, end of period	$122.4	$128.7

SUPPLEMENTAL CASH FLOW INFORMATION
Interest paid	$(30.7)	$(18.6)
Income taxes paid	(13.3)	(4.2)
See notes to condensed consolidated financial statements

THE SCOTTS MIRACLE-GRO COMPANY
Condensed Consolidated Balance Sheets
(In Millions, Except Stated Value Per Share)

	MARCH 31, 2012	APRIL 2, 2011	SEPTEMBER 30, 2011
	(UNAUDITED)
ASSETS
Current assets:
Cash and cash equivalents	$122.4	$128.7	$130.9
Accounts receivable, less allowances of $9.8, $7.9 and $12.9, respectively	899.0	1,142.3	323.5
Accounts receivable pledged	234.2	—	—
Inventories	601.6	556.1	387.0
Prepaid and other current assets	169.4	164.5	151.1
Total current assets	2,026.6	1,991.6	992.5
Property, plant and equipment, net of accumulated depreciation of $534.4, $485.1 and $510.5, respectively	387.8	396.1	394.7
Goodwill	309.1	305.8	309.1
Intangible assets, net	311.8	344.7	319.6
Other assets	34.4	36.4	36.3
Total assets	$3,069.7	$3,074.6	$2,052.2

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current portion of debt	$227.8	$764.6	$3.2
Accounts payable	346.1	365.9	150.0
Other current liabilities	438.5	508.5	315.4
Total current liabilities	1,012.4	1,639.0	468.6
Long-term debt	1,241.2	416.0	791.8
Other liabilities	226.4	231.0	232.0
Total liabilities	2,480.0	2,286.0	1,492.4
Commitments and contingencies (notes 3 and 12)
Shareholders’ equity:
Common shares and capital in excess of $.01 stated value per share, 61.1, 65.7 and 60.8 shares issued and outstanding, respectively	412.5	425.7	427.1
Retained earnings	620.1	573.3	599.2
Treasury shares, at cost: 7.1, 2.6 and 7.5 shares, respectively	(364.4)	(139.0)	(388.5)
Accumulated other comprehensive loss	(78.5)	(71.4)	(78.0)
Total shareholders’ equity	589.7	788.6	559.8
Total liabilities and shareholders’ equity	$3,069.7	$3,074.6	$2,052.2
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
Organization and Basis of Presentation
The Company’s unaudited condensed consolidated financial statements for the three and six months ended March 31, 2012 and April 2, 2011 are presented in accordance with accounting principles generally accepted in the United States of America (“GAAP”). The condensed consolidated financial statements include the accounts of Scotts Miracle-Gro and its subsidiaries. All intercompany transactions and accounts have been eliminated in consolidation. The Company’s consolidation criteria are based on majority ownership (as evidenced by a majority voting interest in the entity) and an objective evaluation and determination of effective management control. In the opinion of management, interim results reflect all normal and recurring adjustments and are not necessarily indicative of results for a full year.
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
RECENT ACCOUNTING PRONOUNCEMENTS
Fair Value Measurement
In May 2011, the Financial Accounting Standards Board (the “FASB”) issued amended accounting guidance to improve comparability of fair value measures between GAAP and the International Financial Reporting Standards. The amended guidance clarifies how to apply the existing fair value measurement and disclosure requirements. The provisions were effective for the Company’s financial statements for the interim period beginning January 1, 2012. The adoption of the amended guidance did not have a significant impact on the Company's financial statements and related disclosures.
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
Pursuant to the terms of the indenture governing the Company’s 7.25% Senior Notes due 2018 and the indenture governing the Company’s 6.625% Senior Notes due 2020, the Company had a period of 360 days to apply an amount equal to the net proceeds received from the sale of Global Pro to repay indebtedness, acquire equity interests in certain entities, make capital expenditures, acquire other assets useful in a related business and/or make investments in certain joint ventures. Any amount not so applied must be used to make an offer to repurchase the Senior Notes, provided that such repurchase offer may be deferred until such time as the unutilized proceeds exceed $50 million. As of March 31, 2012, the Company had applied all but approximately $45 million of the net proceeds to one or more of the uses permitted by the indentures.
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
The following table summarizes the results of Global Pro within discontinued operations for the periods presented (in millions):

	THREE MONTHS ENDED	SIX MONTHS ENDED
	APRIL 2, 2011	APRIL 2, 2011
Net sales	$41.8	$88.7
Operating costs	35.9	78.1
Gain on sale of Global Pro business	(90.6)	(90.6)
Global Pro sale related transaction costs	9.6	14.8
Other expense, net	—	0.1
Interest expense	0.7	1.7
Income from discontinued operations before income taxes	86.2	84.6
Income tax expense from discontinued operations	57.2	56.8
Income from discontinued operations	$29.0	$27.8

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
In fiscal 2008, the Company conducted a voluntary recall of certain of its wild bird food products due to a formulation issue. Certain wild bird food products had been treated with pest control additives to avoid insect infestation, especially at retail stores. While the pest control additives had been labeled for use on certain stored grains that can be processed for human and/or animal consumption, they were not labeled for use on wild bird food products. In October 2008, the U.S. Food & Drug Administration concluded that the recall had been completed and that there had been proper disposition of the recalled products. The results of the wild bird food recall did not materially affect the Company’s fiscal 2009, fiscal 2010 or fiscal 2011 financial condition, result of operations or cash flows and are not expected to affect the Company's fiscal 2012 financial condition, result of operations or cash flows.
Settlement discussions relating to potential fines and/or penalties are a frequent outgrowth of governmental investigations. In that regard, on or about June 30, 2011, the Company received a Notice of Intent to File Administrative Complaint (“Notice”) from the U.S. EPA Region 5 with respect to the alleged FIFRA violations. The Notice, which did not set forth a proposed penalty amount, offered the Company an opportunity to present any information that it believed the U.S. EPA should consider prior to filing the complaint and indicated that the U.S. EPA was prepared to meet with the Company to discuss the alleged violations. The Company made a timely response to the Notice and settlement discussions between the Company and the U.S. EPA are ongoing.
As previously disclosed, the Company has also been engaged in settlement discussions with the U.S. DOJ regarding its criminal investigation. On January 25, 2012, a plea agreement (the “Plea Agreement”), executed by both Scotts Miracle-Gro and the U.S. DOJ, was filed with the United States District Court for the Southern District of Ohio. Under the terms of the Plea Agreement, Scotts Miracle-Gro agreed to plead guilty to 11 counts of violating FIFRA and the regulations promulgated thereunder, to pay a $4 million penalty to the United States and to provide $0.1 million to each of the following programs designed to enhance and protect the natural environment, particularly habitats for the bird populations that the U.S. EPA’s regulation of pesticides is designed to protect: (1) Ohio Audubon’s Important Bird Area Program; (2) Ohio Department of Natural Resources’ Urban Forestry Program; (3) Columbus Metro-Parks Bird Habitat Enhancement Program; (4) Cornell University Ornithology Laboratory; and (5)The Nature Conservancy of Ohio. In exchange for Scotts Miracle-Gro’s guilty plea and the other promises contained in the Plea Agreement, the U.S. DOJ agreed not to criminally prosecute the Company for any other federal crimes relating to any potential FIFRA violations known to the government as of the date of the Plea Agreement. On March 13, 2012, the court accepted the Company's guilty plea, but delayed sentencing thereon to an unspecified later date. The Company’s previously established accrual includes the full amount of the proposed criminal penalty and other amounts payable under the Plea Agreement.
The U.S. EPA and related state investigations continue and the court has not yet issued its sentence with respect to the Plea Agreement between Scotts Miracle-Gro and the U.S. DOJ. In addition, the current investigations and proceedings may result in future state, federal or private rights of action as well as judgments, settlements, fines and/or penalties with respect to known or potential additional product registration issues. At this stage of the investigations, the Company cannot reasonably estimate the total scope or magnitude of all possible liabilities that could result from known or potential product registration issues. Based on the facts and circumstances known to the Company at this time (including settlement discussions that have taken place to date and the Plea Agreement), the Company has established what it believes to be an appropriate accrual. It is possible that any fines and/or penalties with respect to the investigations, as well as any judgments, litigation costs or other liabilities relating to such known or potential product registration issues, could exceed the amount of the accrual and could have an adverse effect on the Company’s financial condition, results of operations or cash flows.
As a result of these registration and recall matters, the Company has recorded charges for affected inventory and other registration and recall-related costs. The Company expects that future charges will include costs associated with the rework of certain finished goods inventories, the potential disposal of certain products and ongoing third-party professional services related to the U.S. EPA, U.S. DOJ and state investigations. It may also be appropriate to establish additional accruals as settlement discussions continue or in connection with other actions or potential liabilities arising in connection with the product registration and recall issues.
The following tables summarize the impact of the product registration and recall matters on the Company’s results of operations and other current liabilities for the periods presented (in millions):

	THREE MONTHS ENDED		SIX MONTHS ENDED
	MARCH 31, 2012	APRIL 2, 2011	MARCH 31, 2012	APRIL 2, 2011
Cost of sales — other charges	$0.2	$1.3	$0.2	$2.1
Gross loss	(0.2)	(1.3)	(0.2)	(2.1)
Selling, general and administrative	3.3	1.2	3.6	2.1
Loss from operations	(3.5)	(2.5)	(3.8)	(4.2)
Income tax benefit	0.6	0.8	0.7	1.4
Net loss	$(2.9)	$(1.7)	$(3.1)	$(2.8)

		ADDITIONAL COSTS AND
	SEPTEMBER 30, 2011	CHANGES IN ESTIMATE	RESERVES USED	MARCH 31, 2012
Other costs of sales	$0.7	$0.2	$(0.4)	$0.5
Other general and administrative costs	7.8	3.6	(1.3)	10.1
Total cost accrued	$8.5	$3.8	$(1.7)	$10.6

NOTE 4. IMPAIRMENT, RESTRUCTURING AND OTHER CHARGES
On August 8, 2011, the Company announced a restructuring plan (the “2011 restructuring plan”) designed to streamline management decision making and continue the regionalization of the Company’s operating structure, with the objective of reinvesting the savings generated in innovation and growth initiatives. During fiscal 2011, the Company incurred $24.2 million in restructuring costs related to termination benefits provided to employees who were involuntarily terminated and special termination benefits provided to certain employees upon future separation, as well as $2.3 million related to curtailment charges for its U.S. defined benefit pension and U.S. retiree medical plans. A majority of these costs that were incurred were in relation to the Global Consumer segment and Corporate & Other. In continuation of the 2011 restructuring plan, during the six months ended March 31, 2012, the Company incurred an additional $2.1 million in restructuring costs related to termination benefits provided to employees who accepted voluntary retirement and special termination benefits provided to certain employees upon future separation as well as $0.2 million related to curtailment charges for its U.S. defined benefit pension and U.S retiree medical plans. A significant portion of the amounts reserved as of March 31, 2012 will be paid out over the course of fiscal 2012. Included in the restructuring reserves is $7.2 million that is classified as long-term. Payments against the long-term reserves will start once the employees covered by the 2011 restructuring plan retire.
The following table summarizes the activity related to liabilities associated with the restructuring and other charges during the six months ended March 31, 2012:

MARCH 31, 2012
Amounts reserved for restructuring and other charges at September 30, 2011	$29.6
Restructuring and other charges	2.3
Payments and other	(11.1)
Amounts reserved for restructuring and other charges at March 31, 2012	$20.8
For the three months ended March 31, 2012, the Company recognized a $5.3 million asset impairment charge as a result of issues with commercialization of products including the active ingredient MAT 28 for the Global Consumer segment. Also included is a $0.5 million impairment charge related to the investment in Turf-Seed (Europe) Limited.

NOTE 5. INVENTORIES
Inventories consisted of the following for each of the periods presented (in millions):

	MARCH 31, 2012	APRIL 2, 2011	SEPTEMBER 30, 2011
Finished goods	$397.1	$363.4	$130.7
Work-in-process	43.5	33.0	34.3
Raw materials	161.0	159.7	222.0
Total inventories	$601.6	$556.1	$387.0

Adjustments to reflect inventories at net realizeable values were $26.5 million at March 31, 2012, $31.2 million at April 2, 2011 and $31.4 million at September 30, 2011.
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
In consideration for the rights granted to the Company under the Marketing Agreement for North America, the Company was required to pay a marketing fee of $32 million to Monsanto. The Company has deferred this amount on the basis that the payment will provide a future benefit through commissions that will be earned under the Marketing Agreement. The economic useful life over which the marketing fee is being amortized is 20 years, with a remaining amortization period of seven years as of March 31, 2012.
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

	THREE MONTHS ENDED		SIX MONTHS ENDED
	MARCH 31, 2012	APRIL 2, 2011	MARCH 31, 2012	APRIL 2, 2011
Gross commission	$33.4	$32.9	$33.4	$32.9
Contribution expenses	(5.0)	(5.0)	(10.0)	(10.0)
Amortization of marketing fee	(0.2)	(0.2)	(0.4)	(0.4)
Net commission expense	28.2	27.7	23.0	22.5
Reimbursements associated with Marketing Agreement	23.3	19.0	41.2	34.2
Total net sales associated with Marketing Agreement	$51.5	$46.7	$64.2	$56.7
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
NOTE 7. DEBT
The components of long-term debt are as follows (in millions):

	MARCH 31, 2012	APRIL 2, 2011	SEPTEMBER 30, 2011
Credit facility – revolving loans	$837.1	$760.6	$387.2
Senior Notes – 7.25%	200.0	200.0	200.0
Senior Notes – 6.625%	200.0	200.0	200.0
MARP Agreement	222.5	—	—
Contingent consideration	—	10.8	0.3
Other	9.4	9.2	7.5
	1,469.0	1,180.6	795.0
Less current portions	227.8	764.6	3.2
Total long-term debt	$1,241.2	$416.0	$791.8

As of March 31, 2012, there was $837.4 million of availability under the Company’s senior secured credit facility, including availability under letters of credit. Under the credit facility, the Company has the ability to issue letter of credit commitments up to $75 million. At March 31, 2012, the Company had letters of credit in the aggregate face amount of $25.5 million outstanding.
The Company was in compliance with the terms of all debt covenants at March 31, 2012. The credit facility contains, among other obligations, an affirmative covenant regarding the Company’s leverage ratio, calculated as average total indebtedness, as described in the Company’s credit facility, relative to the Company’s earnings before interest, taxes, deprecation and amortization ("EBITDA"), as adjusted pursuant to the terms of the credit facility (“Adjusted EBITDA”). Under the terms of the credit facility, the maximum leverage ratio was 3.50 as of March 31, 2012. The Company’s leverage ratio was 2.51 at March 31, 2012. The Company’s credit facility also includes an affirmative covenant regarding its interest coverage ratio. Interest coverage ratio is calculated as Adjusted EBITDA divided by interest expense, as described in the credit facility, and excludes costs related to refinancings. Under the terms of the credit facility, the minimum interest coverage ratio was 3.50 for the twelve months ended March 31, 2012. The Company’s interest coverage ratio was 5.80 for the twelve months ended March 31, 2012.
The Company accounts for the sale of receivables under the Master Accounts Receivable Purchase Agreement ("MARP Agreement") as short-term debt and continues to carry the receivables on its Consolidated Balance Sheet, primarily as a result of the Company’s right to repurchase receivables sold. There were $222.5 million in borrowings under the MARP Agreement as of March 31, 2012.
Estimated Fair Values
A description of the methods and assumptions used to estimate the fair values of the Company’s debt instruments is as follows:

Credit Facility
The interest rate currently available to the Company fluctuates with the applicable LIBOR rate, prime rate or Federal Funds Effective Rate, which are the prevailing market rates, and thus the carrying value is a reasonable estimate of fair value. The fair value measurement for the credit facility was classified in Level 2 of the fair value hierarchy.
7.25% Senior Notes
The fair value of Scotts Miracle-Gro’s 7.25% Senior Notes due 2018 (the “7.25% Senior Notes”) can be determined based on the trading of the 7.25% Senior Notes in the open market. The difference between the carrying value and the fair value of the 7.25% Senior Notes represents the premium or discount on that date. Based on the trading value on or around March 31, 2012, April 2, 2011 and September 30, 20111, the fair value of the 7.25% Senior Notes was approximately $216.0 million, $212.0 million and $206.0 million, respectively. The fair value measurement for the 7.25% Senior Notes was classified in Level 1 of the fair value hierarchy.
6.625% Senior Notes
The fair value of Scotts Miracle-Gro’s 6.625% Senior Notes due 2020 (the “6.625% Senior Notes”) can be determined based on the trading of the 6.625% Senior Notes in the open market. The difference between the carrying value and the fair value of the 6.625% Senior Notes represents the premium or discount on that date. Based on the trading value on or around March 31, 2012, April 2, 2011 and September 30, 2011, the fair value of the 6.625% Senior Notes was approximately $212.0 million, $205.8 million and $198.1 million, respectively. The fair value measurement for the 6.625% Senior Notes was classified in Level 1 of the fair value hierarchy.
Accounts Receivable Pledged
The interest rate on the short-term debt associated with accounts receivable pledged under the MARP Agreement fluctuates with the applicable LIBOR rate, which are the prevailing market rates, and thus the carrying value is a reasonable estimate of fair value. The fair value measurement for the MARP agreement was classified in Level 2 of the fair value hierarchy.
NOTE 8. COMPREHENSIVE INCOME (LOSS)
The components of other comprehensive income (loss) (“OCI”) were as follows (in millions):

	THREE MONTHS ENDED		SIX MONTHS ENDED
	MARCH 31, 2012	APRIL 2, 2011	MARCH 31, 2012	APRIL 2, 2011
Net income	$127.2	$177.6	$53.3	$109.7
Other comprehensive income (loss):
Net unrealized gain on derivative instruments	2.9	0.5	2.3	8.1
Net change in pension and other postretirement related items	0.2	5.7	2.1	7.1
Foreign currency translation adjustments	(1.4)	(11.7)	(4.9)	(9.5)
Total comprehensive income	$128.9	$172.1	$52.8	$115.4
NOTE 9. RETIREMENT AND RETIREE MEDICAL PLANS
The following summarizes the components of net periodic benefit cost for the retirement and retiree medical plans sponsored by the Company (in millions):

	THREE MONTHS ENDED
	MARCH 31, 2012			APRIL 2, 2011
	U.S. Pension	International Pension	U.S. Medical	U.S. Pension	International Pension	U.S. Medical
Service cost	$—	$0.3	$0.1	$—	$0.4	$0.1
Interest cost	1.2	2.6	0.4	1.2	2.7	0.4
Expected return on plan assets	(1.4)	(2.5)	—	(1.3)	(2.6)	—
Net amortization	1.2	0.3	—	1.3	0.4	—
Net periodic benefit cost	$1.0	$0.7	$0.5	$1.2	$0.9	$0.5

	SIX MONTHS ENDED
	MARCH 31, 2012			APRIL 2, 2011
	U.S. Pension	International Pension	U.S. Medical	U.S. Pension	International Pension	U.S. Medical
Service cost	$—	$0.7	$0.2	$—	$0.8	$0.2
Interest cost	2.3	5.3	0.8	2.4	5.4	0.8
Expected return on plan assets	(2.8)	(5.1)	—	(2.6)	(5.2)	—
Net amortization	2.5	0.5	—	2.5	0.8	—
Curtailment loss	0.2	—	0.1	—	—	—
Net periodic benefit cost	$2.2	$1.4	$1.1	$2.3	$1.8	$1.0
NOTE 10. SHAREHOLDERS' EQUITY
During the six months ended March 31, 2012, Scotts Miracle-Gro repurchased 0.4 million of its common shares (the “Common Shares”) for $17.5 million. These repurchases were made pursuant to the $700 million share repurchase program approved by the Scotts Miracle-Gro Board of Directors. Since the inception of the program in the fourth quarter of fiscal 2010 through March 31, 2012, Scotts Miracle-Gro has repurchased approximately 7.9 million Common Shares for $401.2 million to be held in treasury.
Share-Based Awards
The following is a summary of the share-based awards granted during the periods indicated:

	SIX MONTHS ENDED
	March 31, 2012	April 2, 2011
Employees
Options	464,061	429,700
Restricted stock units	106,844	65,619
Performance units	110,079	53,874
Board of Directors
Deferred stock units	27,259	25,289
Total share-based awards	708,243	574,482
Aggregate fair value at grant dates (in millions)	$17.0	$13.5

Total share-based compensation recognized was as follows for the periods indicated (in millions):

	THREE MONTHS ENDED		SIX MONTHS ENDED
	MARCH 31, 2012	APRIL 2, 2011	MARCH 31, 2012	APRIL 2, 2011
Share-based compensation	$7.3	$6.5	$8.9	$10.8
Tax benefit recognized	2.8	2.5	3.4	4.2
As of March 31, 2012, total unrecognized compensation cost related to non-vested share-based awards amounted to $18.7 million. This cost is expected to be recognized over a weighted-average period of 2.1 years. The tax benefit realized from the tax deductions associated with the exercise of share-based awards and the vesting of restricted stock and restricted stock units totaled $12.8 million for fiscal 2012.
A maximum of 18 million Common Shares are available for issuance under share-based award plans. At March 31, 2012, approximately 0.1 million Common Shares were not subject to outstanding awards and were available to underlie the grant of new share-based awards.

Stock Options/SARs
Aggregate stock option and stock appreciation right ("SAR") activity consisted of the following for the six months ended March 31, 2012 (No. of Options/SARs in millions):

	No. of Options/SARs	WTD. Avg. Exercise Price
Beginning balance	3.8	$33.47
Granted	0.5	47.66
Exercised	(0.5)	27.07
Forfeited	—	—
Ending balance	3.8	35.95
Exercisable	2.6	31.00
The following summarizes certain information pertaining to stock option and SAR awards outstanding and exercisable at March 31, 2012 (No. of Options/SARs in millions):

	Awards Outstanding			Awards Exercisable
Range of Exercise Price	No. of Options/ SARs	WTD. Avg. Remaining Life	WTD. Avg. Exercise Price	No. of Options/ SARS	WTD. Avg. Remaining Life	WTD. Avg. Exercise Price
$20.12 – $21.65	0.7	3.71	$21.42	0.7	3.71	$21.42
$24.45 – $28.72	0.4	1.91	25.69	0.4	1.91	25.69
$29.01 – $31.62	0.3	2.87	29.18	0.3	2.87	29.18
$33.25 – $37.48	0.3	3.57	35.83	0.3	3.57	35.83
$37.89 – $38.90	0.8	5.10	38.58	0.7	5.10	38.58
$40.81 – $51.73	1.3	8.34	47.13	0.2	4.46	43.63
	3.8	5.32	$35.95	2.6	3.78	$31.00

The intrinsic values of the stock option and SAR awards outstanding and exercisable at March 31, 2012 were as follows (in millions):

Outstanding	$69.2
Exercisable	60.2
The grant date fair value of stock option awards are estimated using a binomial model and the assumptions in the following table. Expected market price volatility is based on implied volatilities from traded options on Scotts Miracle-Gro’s common shares and historical volatility specific to the common shares. Historical data, including demographic factors impacting historical exercise behavior, is used to estimate stock option exercises and employee terminations within the valuation model. The risk-free rate for periods within the contractual life (normally ten years) of the stock option is based on the U.S. Treasury yield curve in effect at the time of grant. The expected life of stock options is based on historical experience and expectations for grants outstanding. The weighted average assumptions for awards granted during the six months ended March 31, 2012 were as follows:

Expected market price volatility	33.2%
Risk-free interest rates	1.2%
Expected dividend yield	2.5%
Expected life of stock options in years	5.96
Estimated weighted-average fair value per stock option	$11.50
During the six months ended March 31, 2012, the total intrinsic value of stock options exercised was $10.2 million. Cash received from the exercise of stock options for the six months ended March 31, 2012 was $12.4 million.

Restricted share-based awards
Restricted share-based award activity (including restricted stock, restricted stock units and deferred stock units) was as follows:

	No. of Shares	WTD. Avg. Grant Date Fair Value per Share
Awards outstanding at September 30, 2011	696,906	$35.22
Granted	134,103	47.64
Vested	301,132	22.25
Forfeited	(26,700)	45.18
Awards outstanding at March 31, 2012	1,105,441	32.95

For the six months ended March 31, 2012, the total fair value of restricted stock and restricted stock units vested was $3.6 million and $3.1 million, respectively.
Performance-based awards
Performance-based award activity was as follows:

	No. of Units	WTD. Avg. Grant Date Fair Value per Unit
Awards outstanding at September 30, 2011	42,300	$51.73
Granted	110,079	47.66
Vested	—	—
Forfeited	—	—
Awards outstanding at March 31, 2012	152,379	48.79

NOTE 11. INCOME TAXES
The effective tax rate related to continuing operations for the six months ended March 31, 2012 was 37.1%, compared to 35.9% for the six months ended April 2, 2011. The effective tax rate used for interim reporting purposes is based on management’s best estimate of factors impacting the effective tax rate for the full fiscal year. An allocation of the income tax expense has been separately determined to report the discontinued operations, net of tax. There can be no assurance that the effective tax rate estimated for interim financial reporting purposes will approximate the effective tax rate determined at fiscal year end.
Scotts Miracle-Gro or one of its subsidiaries files income tax returns in the U.S. federal jurisdiction and various state, local and foreign jurisdictions. With few exceptions, which are discussed below, the Company is no longer subject to examinations by these tax authorities for fiscal years prior to 2008. The Company is currently under examination by certain foreign and U.S. state and local tax authorities. In regard to the local German audit, the tax periods under examination are limited to fiscal years 2004 through 2008. In regard to the U.S. state and local audits, the tax periods under examinations are limited to fiscal years 1997 through 2009. In addition to these aforementioned audits, certain other tax deficiency notices and refund claims for previous years remain unresolved.
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
FIFRA Compliance and the Corresponding Governmental Investigations
For a description of the Company’s ongoing FIFRA compliance efforts and the corresponding governmental investigations and related settlement discussions, see “NOTE 3. PRODUCT REGISTRATION AND RECALL MATTERS.”
Other Regulatory Matters
At March 31, 2012, $4.1 million was accrued in the “Other liabilities” line in the Condensed Consolidated Balance Sheet for non-FIFRA compliance-related environmental actions, the majority of which is for site remediation. The amounts accrued are believed to be adequate to cover such known environmental exposures based on current facts and estimates of likely outcomes. Although it is reasonably possible that the costs to resolve such known environmental exposures will exceed the amounts accrued, any variation from accrued amounts is not expected to be material.
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
Exchange Rate Risk Management
The Company periodically uses foreign currency swap contracts to manage the exchange rate risk associated with intercompany loans with foreign subsidiaries that are denominated in local currencies. At March 31, 2012, the notional amount of outstanding foreign currency swap contracts was $243.1 million, with a negative fair value of $1.5 million. At April 2, 2011, the notional amount of outstanding foreign currency swap contracts was $107.7 million with a negative fair value of $0.4 million. The fair value of foreign currency swap contracts is determined based on changes in spot rates. The contracts will mature over the next fiscal year.
Interest Rate Risk Management
The Company enters into interest rate swap agreements as a means to hedge its variable interest rate risk on debt instruments. The fair values are reflected in the Company’s Condensed Consolidated Balance Sheets. Net amounts to be received or paid under the swap agreements are reflected as adjustments to interest expense. Since the interest rate swap agreements have been designated as hedging instruments, unrealized gains or losses resulting from adjusting these swaps to fair value are recorded as elements of accumulated other comprehensive income (loss) (“AOCI”) within the Condensed Consolidated Balance Sheets. The fair value of the swap agreements is determined based on the present value of the estimated future net cash flows using implied rates in the applicable yield curve as of the valuation date.
At March 31, 2012 and April 2, 2011, the Company had outstanding interest rate swap agreements with major financial institutions that effectively converted a portion of the Company’s variable-rate debt to a fixed rate. The swap agreements had a total U.S. dollar equivalent notional amount of $700 million and $900 million at March 31, 2012 and April 2, 2011, respectively. Included in the AOCI balance at March 31, 2012 was a loss of $4.2 million related to interest rate swap agreements that is expected to be reclassified to earnings during the next 12 months, consistent with the timing of the underlying hedged transactions.
Commodity Price Risk Management
The Company had outstanding hedging arrangements at March 31, 2012 designed to fix the price of a portion of its projected future urea requirements. The contracts are designated as hedges of the Company’s exposure to future cash flow fluctuations associated with the cost of urea. The objective of the hedges is to mitigate the earnings and cash flow volatility attributable to the risk of changing prices. Unrealized gains or losses in the fair value of these contracts are recorded to the AOCI component of shareholders’ equity. Realized gains or losses remain as a component of AOCI until the related inventory is sold. Upon sale of the underlying inventory, the gain or loss is reclassified to cost of sales. Included in the AOCI balance at March 31, 2012 was a gain of $0.7 million related to urea derivatives that is expected to be reclassified to earnings during the next 12 months, consistent with the timing of the underlying hedged transactions.
Periodically, the Company also uses derivatives to partially mitigate the effect of fluctuating diesel and gasoline costs on operating results. Any such derivatives that do not qualify for hedge accounting treatment in accordance with GAAP are recorded at fair value, with unrealized gains and losses on open contracts and realized gains or losses on settled contracts recorded as an element of cost of sales. Unrealized gains or losses in the fair value of contracts that do qualify for hedge accounting are recorded in OCI except for any ineffective portion of the change in fair value, which is immediately recorded in earnings. For the effective portion of the change in fair value, realized gains or losses remain as a component of AOCI until the related fuel is consumed. Upon consumption of the fuel, the gain or loss is reclassified to cost of sales. Included in the AOCI balance at March 31, 2012 was a gain of $0.1 million related to fuel derivatives that is expected to be reclassified to earnings during the next 12 months, consistent with the timing of the underlying hedged transactions.

The Company had the following outstanding commodity contracts that were entered into to hedge forecasted purchases:

Commodity	MARCH 31, 2012		APRIL 2, 2011
Urea	9,000	tons	11,000	tons
Diesel	3,234,000	gallons	3,108,000	gallons
Gasoline	217,000	gallons	—
Heating Oil	1,386,000	gallons	—

Fair Values of Derivative Instruments
The fair values of the Company’s derivative instruments were as follows (in millions):

		ASSETS / (LIABILITIES)
DERIVATIVES DESIGNATED AS HEDGING INSTRUMENTS		MARCH 31, 2012	APRIL 2, 2011	SEPTEMBER 30, 2011
	BALANCE SHEET LOCATION	FAIR VALUE
Interest rate swap agreements	Other assets	$—	$3.6	$—
	Other current liabilities	(6.7)	(12.8)	(10.7)
	Other liabilities	(17.7)	(2.9)	(17.4)
Commodity hedging instruments	Prepaid and other current assets	1.4	0.3	0.1
	Other current liabilities	—	—	(0.3)
Total derivatives designated as hedging instruments		$(23.0)	$(11.8)	$(28.3)

DERIVATIVES NOT DESIGNATED AS HEDGING INSTRUMENTS
Foreign currency swap contracts	Prepaid and other current assets	$—	$—	$2.7
	Other current liabilities	(1.5)	(0.4)	—
Commodity hedging instruments	Prepaid and other current assets	0.9	1.4	—
	Other current liabilities	—	—	(0.5)
Total derivatives not designated as hedging instruments		$(0.6)	$1.0	$2.2
Total derivatives		$(23.6)	$(10.8)	$(26.1)

The effect of derivative instruments on OCI and the Condensed Consolidated Statements of Operations was as follows (in millions):

DERIVATIVES IN CASH FLOW HEDGING RELATIONSHIPS	AMOUNT OF GAIN / (LOSS) RECOGNIZED IN OCI
	THREE MONTHS ENDED		SIX MONTHS ENDED
	MARCH 31, 2012	APRIL 2, 2011	MARCH 31, 2012	APRIL 2, 2011
Interest rate swap agreements	$(2.4)	$(1.2)	$(4.6)	$1.3
Commodity hedging instruments	2.2	(0.7)	0.8	1.4
Total	$(0.2)	$(1.9)	$(3.8)	$2.7

DERIVATIVES IN CASH FLOW HEDGING RELATIONSHIPS	LOCATION OF GAIN / (LOSS) RECLASSIFIED FROM AOCI INTO EARNINGS	AMOUNT OF GAIN / (LOSS) RECLASSIFIED FROM AOCI INTO EARNINGS
		THREE MONTHS ENDED		SIX MONTHS ENDED
		MARCH 31, 2012	APRIL 2, 2011	MARCH 31, 2012	APRIL 2, 2011
Interest rate swap agreements	Interest expense	$(4.0)	$(3.7)	$(7.1)	$(6.8)
Commodity hedging instruments	Cost of sales	0.9	1.3	1.0	1.4
Total		$(3.1)	$(2.4)	$(6.1)	$(5.4)

DERIVATIVES NOT DESIGNATED AS HEDGING INSTRUMENTS	LOCATION OF GAIN / (LOSS) RECOGNIZED IN EARNINGS	AMOUNT OF GAIN / (LOSS) RECOGNIZED IN EARNINGS
		THREE MONTHS ENDED		SIX MONTHS ENDED
		MARCH 31, 2012	APRIL 2, 2011	MARCH 31, 2012	APRIL 2, 2011
Foreign currency swap contracts	Interest expense	$(5.0)	$(3.3)	$1.7	$5.6
Commodity hedging instruments	Cost of sales	1.5	1.6	1.9	2.3
Total		$(3.5)	$(1.7)	$3.6	$7.9

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

The following table presents the Company’s financial assets and liabilities measured at fair value on a recurring basis at March 31, 2012 (in millions):

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Unobservable Inputs (Level 3)	Total
Assets
Cash equivalents	$86.2	$—	$—	$86.2
Derivatives
Commodity hedging instruments	—	2.3	—	2.3
Other	6.8	—	—	6.8
Total	$93.0	$2.3	$—	$95.3
Liabilities
Derivatives
Interest rate swap agreements	$—	$(24.4)	$—	$(24.4)
Foreign currency swap contracts	—	(1.5)	—	(1.5)
Total	$—	$(25.9)	$—	$(25.9)
The following table presents the Company’s financial assets and liabilities measured at fair value on a recurring basis at April 2, 2011 (in millions):

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Unobservable Inputs (Level 3)	Total
Assets
Cash equivalents	$86.3	$—	$—	$86.3
Derivatives
Interest rate swap agreements	—	3.6	—	3.6
Commodity hedging instruments	—	1.7	—	1.7
Other	7.9	—	—	7.9
Total	$94.2	$5.3	$—	$99.5
Liabilities
Derivatives
Interest rate swap agreements	$—	$(15.7)	$—	$(15.7)
Foreign currency swap contracts	—	(0.4)	—	(0.4)
Total	$—	$(16.1)	$—	$(16.1)

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

NOTE 15. SEGMENT INFORMATION
The Company divides its business into the following segments— Global Consumer and Scotts LawnService®. This division of reportable segments is consistent with how the segments report to and are managed by the chief operating decision maker of the Company.
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
Corporate & Other consists of the Company’s professional seed business, revenues and expenses associated with the Company’s supply agreements with ICL and the amortization related to the Roundup® Marketing Agreement, as well as corporate, general and administrative expenses and certain other income/expense items not allocated to the business segments. Corporate & Other assets primarily include deferred financing and debt issuance costs and corporate intangible assets, as well as deferred tax assets.

The following tables present summarized financial information concerning the Company’s reportable segments for the periods indicated (in millions):

	THREE MONTHS ENDED		SIX MONTHS ENDED
	MARCH 31, 2012	APRIL 2, 2011	MARCH 31, 2012	APRIL 2, 2011
Net sales:
Global Consumer	$1,119.6	$1,084.8	$1,268.7	$1,273.6
Scotts LawnService®	35.9	32.7	73.5	69.8
Segment total	1,155.5	1,117.5	1,342.2	1,343.4
Corporate & Other	18.0	12.1	42.5	16.4
Consolidated	$1,173.5	$1,129.6	$1,384.7	$1,359.8
Income (loss) from continuing operations before income taxes:
Global Consumer	$275.2	$299.0	$205.8	$243.9
Scotts LawnService®	(12.9)	(15.2)	(17.5)	(19.7)
Segment total	262.3	283.8	188.3	224.2
Corporate & Other	(32.9)	(33.0)	(53.7)	(63.9)
Intangible asset amortization	(2.0)	(2.7)	(4.5)	(5.0)
Product registration and recall matters	(3.6)	(2.5)	(3.9)	(4.2)
Impairment, restructuring and other charges	(5.6)	—	(8.2)	—
Interest expense	(17.9)	(13.8)	(33.2)	(23.3)
Consolidated	$200.3	$231.8	$84.8	$127.8

	MARCH 31, 2012	APRIL 2, 2011	SEPTEMBER 30, 2011
Total assets:
Global Consumer	$2,629.2	$2,635.1	$1,552.4
Scotts LawnService®	175.2	168.4	184.3
Corporate & Other	265.3	271.1	315.5
Consolidated	$3,069.7	$3,074.6	$2,052.2

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
The following information presents Condensed Consolidating Statements of Operations for the three and six months ended March 31, 2012 and April 2, 2011, Condensed Consolidating Statements of Cash Flows for the six months ended March 31, 2012 and April 2, 2011, and Condensed Consolidating Balance Sheets as of March 31, 2012, April 2, 2011 and September 30, 2011. The condensed consolidating financial information presents, in separate columns, financial information for: Scotts Miracle-Gro on a Parent-only basis, carrying its investment in subsidiaries under the equity method; Guarantors on a combined basis, carrying their investments in subsidiaries which do not guarantee the debt (collectively, the “Non-Guarantors”) under the equity method;

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

THE SCOTTS MIRACLE-GRO COMPANY
Condensed Consolidating Statement of Operations
for the three months ended March 31, 2012
(in millions)

	Parent	Subsidiary Guarantors	Non- Guarantors	Eliminations	Consolidated
Net sales	$—	$962.6	$210.9	$—	$1,173.5
Cost of sales	—	574.2	136.3	—	710.5
Cost of sales – product registration and recall matters	—	0.2	—	—	0.2
Gross profit	—	388.2	74.6	—	462.8
Operating expenses:
Selling, general and administrative	—	189.4	47.6	—	237.0
Impairment, restructuring and other charges	—	5.9	(0.3)	—	5.6
Product registration and recall matters	—	3.3	—	—	3.3
Other income, net	—	(0.8)	(0.5)	—	(1.3)
Income from operations	—	190.4	27.8	—	218.2
Equity income in subsidiaries	(134.9)	(16.9)	—	151.8	—
Other non-operating income	(9.3)	—	—	9.3	—
Interest expense	17.3	8.7	1.2	(9.3)	17.9
Income from continuing operations before income taxes	126.9	198.6	26.6	(151.8)	200.3
Income tax expense (benefit) from continuing operations	(0.3)	63.7	9.7	—	73.1
Income from continuing operations	127.2	134.9	16.9	(151.8)	127.2
Income from discontinued operations, net of tax	—	—	—	—	—
Net income	$127.2	$134.9	$16.9	$(151.8)	$127.2

THE SCOTTS MIRACLE-GRO COMPANY
Condensed Consolidating Statement of Operations
for the six months ended March 31, 2012
(in millions)

	Parent	Subsidiary Guarantors	Non- Guarantors	Eliminations	Consolidated
Net sales	$—	$1,119.7	$265.0	$—	$1,384.7
Cost of sales	—	719.0	177.9	—	896.9
Cost of sales – product registration and recall matters	—	0.2	—	—	0.2
Gross profit	—	400.5	87.1	—	487.6
Operating expenses:
Selling, general and administrative	—	285.0	75.0	—	360.0
Impairment, restructuring and other charges	—	8.6	(0.4)	—	8.2
Product registration and recall matters	—	3.6	—	—	3.6
Other income, net	—	(1.4)	(0.8)	—	(2.2)
Income from operations	—	104.7	13.3	—	118.0
Equity income in subsidiaries	(68.7)	(7.2)	—	75.9	—
Other non-operating income	(15.6)	—	—	15.6	—
Interest expense	31.5	15.3	2.0	(15.6)	33.2
Income from continuing operations before income taxes	52.8	96.6	11.3	(75.9)	84.8
Income tax expense (benefit) from continuing operations	(0.5)	27.9	4.1	—	31.5
Income from continuing operations	53.3	68.7	7.2	(75.9)	53.3
Income from discontinued operations, net of tax	—	—	—	—	—
Net income	$53.3	$68.7	$7.2	$(75.9)	$53.3

THE SCOTTS MIRACLE-GRO COMPANY
Condensed Consolidating Statement of Cash Flows
for the six months ended March 31, 2012
(in millions)

	Parent	Subsidiary Guarantors	Non- Guarantors	Eliminations	Consolidated
NET CASH USED IN OPERATING ACTIVITIES	$(15.8)	$(473.8)	$(130.8)	$—	$(620.4)

INVESTING ACTIVITIES
Proceeds from sale of long-lived assets	—	0.5	—	—	0.5
Investments in property, plant and equipment	—	(21.4)	(4.3)	—	(25.7)
Net cash used in investing activities	—	(20.9)	(4.3)	—	(25.2)

FINANCING ACTIVITIES
Borrowings under revolving and bank lines of credit	—	1,306.8	398.8	—	1,705.6
Repayments under revolving and bank lines of credit	—	(692.2)	(340.2)	—	(1,032.4)
Dividends paid	(37.2)	—	—	—	(37.2)
Purchase of common shares	(17.5)	—	—	—	(17.5)
Excess tax benefits from share-based payment arrangements	—	4.8	—	—	4.8
Cash received from the exercise of stock options	12.4	—	—	—	12.4
Intercompany financing	58.1	(111.7)	53.6	—	—
Net cash provided by financing activities	15.8	507.7	112.2	—	635.7
Effect of exchange rate changes on cash	—	—	1.4	—	1.4
Net increase (decrease) in cash and cash equivalents	—	13.0	(21.5)	—	(8.5)
Cash and cash equivalents, beginning of period	—	4.3	126.6	—	130.9
Cash and cash equivalents, end of period	$—	$17.3	$105.1	$—	$122.4

THE SCOTTS MIRACLE-GRO COMPANY
Condensed Consolidating Balance Sheet
As of March 31, 2012
(in millions)

	Parent	Subsidiary Guarantors	Non- Guarantors	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$—	$17.3	$105.1	$—	$122.4
Accounts receivable, net	—	640.6	258.4	—	899.0
Accounts receivable pledged	—	234.2	—	—	234.2
Inventories	—	481.1	120.5	—	601.6
Prepaid and other current assets	—	121.0	48.4	—	169.4
Total current assets	—	1,494.2	532.4	—	2,026.6
Property, plant and equipment, net	—	337.3	50.5	—	387.8
Goodwill	—	308.4	0.7	—	309.1
Intangible assets, net	—	264.9	46.9	—	311.8
Other assets	31.3	13.2	27.6	(37.7)	34.4
Equity investment in subsidiaries	825.4	—	—	(825.4)	—
Intercompany assets	1,004.1	168.2	—	(1,172.3)	—
Total assets	$1,860.8	$2,586.2	$658.1	$(2,035.4)	$3,069.7

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current portion of debt	$—	$224.3	$3.5	$—	$227.8
Accounts payable	—	266.3	79.8	—	346.1
Other current liabilities	14.1	299.3	125.1	—	438.5
Total current liabilities	14.1	789.9	208.4	—	1,012.4
Long-term debt	1,237.1	654.1	187.1	(837.1)	1,241.2
Other liabilities	19.9	201.0	43.2	(37.7)	226.4
Equity investment in subsidiaries	—	286.1	—	(286.1)	—
Intercompany liabilities	—	—	335.2	(335.2)	—
Total liabilities	1,271.1	1,931.1	773.9	(1,496.1)	2,480.0
Shareholders’ equity	589.7	655.1	(115.8)	(539.3)	589.7
Total liabilities and shareholders’ equity	$1,860.8	$2,586.2	$658.1	$(2,035.4)	$3,069.7

THE SCOTTS MIRACLE-GRO COMPANY
Condensed Consolidating Statement of Operations
for the three months ended April 2, 2011
(in millions)

	Parent	Subsidiary Guarantors	Non- Guarantors	Eliminations	Consolidated
Net sales	$—	$931.5	$198.1	$—	$1,129.6
Cost of sales	—	536.4	129.2	—	665.6
Cost of sales—product registration and recall matters	—	1.3	—	—	1.3
Gross profit	—	393.8	68.9	—	462.7
Operating expenses:
Selling, general and administrative	—	169.6	46.6	—	216.2
Product registration and recall matters	—	1.2	—	—	1.2
Other (income) expense, net	—	0.1	(0.4)	—	(0.3)
Income from operations	—	222.9	22.7	—	245.6
Equity income in subsidiaries	(185.4)	(7.8)	—	193.2	—
Other non-operating income	(5.8)	—	—	5.8	—
Interest expense	13.8	4.8	1.0	(5.8)	13.8
Income from continuing operations before income taxes	177.4	225.9	21.7	(193.2)	231.8
Income tax expense (benefit) from continuing operations	(0.2)	75.6	7.8	—	83.2
Income from continuing operations	177.6	150.3	13.9	(193.2)	148.6
Income (loss) from discontinued operations, net of tax	—	35.1	(6.1)	—	29.0
Net income	$177.6	$185.4	$7.8	$(193.2)	$177.6

THE SCOTTS MIRACLE-GRO COMPANY
Condensed Consolidating Statement of Operations
for the six months ended April 2, 2011
(in millions)

	Parent	Subsidiary Guarantors	Non- Guarantors	Eliminations	Consolidated
Net sales	$—	$1,108.3	$251.5	$—	$1,359.8
Cost of sales	—	679.7	166.2	—	845.9
Cost of sales—product registration and recall matters	—	2.1	—	—	2.1
Gross profit	—	426.5	85.3	—	511.8
Operating expenses:
Selling, general and administrative	—	284.1	75.3	—	359.4
Product registration and recall matters	—	2.1	—	—	2.1
Other (income) expense, net	—	0.3	(1.1)	—	(0.8)
Income from operations	—	140.0	11.1	—	151.1
Equity (income) loss in subsidiaries	(122.1)	1.0	—	121.1	—
Other non-operating income	(9.6)	—	—	9.6	—
Interest expense	22.5	9.1	1.3	(9.6)	23.3
Income from continuing operations before income taxes	109.2	129.9	9.8	(121.1)	127.8
Income tax expense (benefit) from continuing operations	(0.5)	42.9	3.5	—	45.9
Income from continuing operations	109.7	87.0	6.3	(121.1)	81.9
Income (loss) from discontinued operations, net of tax	—	35.1	(7.3)	—	27.8
Net income (loss)	$109.7	$122.1	$(1.0)	$(121.1)	$109.7

THE SCOTTS MIRACLE-GRO COMPANY
Condensed Consolidating Statement of Cash Flows
for the six months ended April 2, 2011
(in millions)

	Parent	Subsidiary Guarantors	Non- Guarantors	Eliminations	Consolidated
NET CASH USED IN OPERATING ACTIVITIES	$(8.0)	$(474.4)	$(121.6)	$—	$(604.0)

INVESTING ACTIVITIES
Proceeds from sale of long-lived assets	—	0.2	—	—	0.2
Proceeds from sale of business, net of transaction costs	—	161.4	88.4	—	249.8
Investments in property, plant and equipment	—	(39.7)	(4.8)	—	(44.5)
Net cash provided by investing activities	—	121.9	83.6	—	205.5

FINANCING ACTIVITIES
Borrowings under revolving and bank lines of credit	—	468.0	525.7	—	993.7
Repayments under revolving and bank lines of credit	—	(368.2)	(283.1)	—	(651.3)
Proceeds from issuance of 6.625% Senior Notes	200.0	—	—	—	200.0
Dividends paid	(33.3)	—	—	—	(33.3)
Purchase of common shares	(93.7)	—	—	—	(93.7)
Financing and issuance fees	(4.1)	—	—	—	(4.1)
Excess tax benefits from share-based payment arrangements	—	4.4	—	—	4.4
Cash received from the exercise of stock options	21.8	—	—	—	21.8
Intercompany financing	(82.7)	253.7	(171.0)	—	—
Net cash provided by financing activities	8.0	357.9	71.6	—	437.5
Effect of exchange rate changes on cash	—	—	1.6	—	1.6
Net increase in cash and cash equivalents	—	5.4	35.2	—	40.6
Cash and cash equivalents, beginning of period	—	5.0	83.1	—	88.1
Cash and cash equivalents, end of period	$—	$10.4	$118.3	$—	$128.7

THE SCOTTS MIRACLE-GRO COMPANY
Condensed Consolidating Balance Sheet
As of April 2, 2011
(in millions)

	Parent	Subsidiary Guarantors	Non- Guarantors	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$—	$10.4	$118.3	$—	$128.7
Accounts receivable, net	—	876.8	265.5	—	1,142.3
Inventories	—	452.4	103.7	—	556.1
Prepaid and other current assets	—	121.0	43.5	—	164.5
Total current assets	—	1,460.6	531.0	—	1,991.6
Property, plant and equipment, net	—	348.0	48.1	—	396.1
Goodwill	—	305.1	0.7	—	305.8
Intangible assets, net	—	289.8	54.9	—	344.7
Other assets	15.4	24.8	43.3	(47.1)	36.4
Equity investment in subsidiaries	1,031.1	—	—	(1,031.1)	—
Intercompany assets	922.8	11.2	—	(934.0)	—
Total assets	$1,969.3	$2,439.5	$678.0	$(2,012.2)	$3,074.6

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current portion of debt	$762.5	$413.3	$351.3	$(762.5)	$764.6
Accounts payable	—	283.8	82.1	—	365.9
Other current liabilities	8.0	357.4	143.1	—	508.5
Total current liabilities	770.5	1,054.5	576.5	(762.5)	1,639.0
Long-term debt	400.0	16.0	—	—	416.0
Other liabilities	10.2	203.5	64.4	(47.1)	231.0
Equity investment in subsidiaries	—	304.6	—	(304.6)	—
Intercompany liabilities	—	—	171.5	(171.5)	—
Total liabilities	1,180.7	1,578.6	812.4	(1,285.7)	2,286.0
Shareholders’ equity	788.6	860.9	(134.4)	(726.5)	788.6
Total liabilities and shareholders’ equity	$1,969.3	$2,439.5	$678.0	$(2,012.2)	$3,074.6

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
Effective in our first quarter of fiscal 2011, we classified Global Pro as discontinued operations. Prior to being reported as discontinued operations, Global Pro was included as part of our former Global Professional business segment. Results for our professional seed business have been classified to Corporate & Other.
As a leading consumer branded lawn and garden company, our product development and marketing efforts are largely focused on providing innovative and differentiated products and on continually increasing brand and product awareness to inspire consumers and create retail demand. Research and development and advertising support are critical components of these efforts and we continually explore new and innovative ways to communicate with consumers. In fiscal 2012, we expect our advertising investment to be approximately 6% of net sales, a significant increase from recent years. We believe that we receive a significant return on these expenditures and anticipate a similar commitment to research and development, advertising and marketing investments in the future, with the continuing objective of driving category growth and increasing market share.
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

Management focuses on a variety of key indicators and operating metrics to monitor the financial condition and performance of the continuing operations of our business. These metrics include consumer purchases (point-of-sale data), market share, category growth, net sales (including unit volume, pricing, product mix and foreign exchange movements), gross profit rate, advertising to net sales ratios, income from operations, income from continuing operations, net income and earnings per share. To the extent applicable, these measures are evaluated with and without impairment, restructuring and other charges as well as product registration and recall matters, which management believes are not indicative of the earnings capabilities of our businesses. We also focus on measures to optimize cash flow and return on invested capital, including the management of working capital and capital expenditures.
The Scotts Miracle-Gro Board of Directors has authorized the repurchase of up to $700 million of our Common Shares through September 30, 2014. Further, on August 8, 2011, we announced that the Scotts Miracle-Gro Board of Directors had increased our quarterly dividend from $0.25 to $0.30 per Common Share. The decisions to increase the amount of cash we intend to return to our shareholders reflect our continued confidence in the long-term performance of our business, which should allow us to return cash to shareholders while also investing to sustain and grow our key competitive advantages. From the inception of the share repurchase program in the fourth quarter of fiscal 2010 through the second quarter of fiscal 2012, we have repurchased approximately 7.9 million of our Common Shares in open market transactions for $401.2 million.
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
In fiscal 2008, we conducted a voluntary recall of certain of our wild bird food products due to a formulation issue. Certain wild bird food products had been treated with pest control additives to avoid insect infestation, especially at retail stores. While the pest control additives had been labeled for use on certain stored grains that can be processed for human and/or animal consumption, they were not labeled for use on wild bird food products. In October 2008, the U.S. Food & Drug Administration concluded that the recall had been completed and that there had been proper disposition of the recalled products. The results of the wild bird food recall did not materially affect our fiscal 2009, fiscal 2010 or fiscal 2011 financial condition, results of operations or cash flows and are not expected to affect the Company's fiscal 2012 financial condition, result of operations or cash flows.
Settlement discussions relating to potential fines and/or penalties are a frequent outgrowth of governmental investigations. In that regard, on or about June 30, 2011, we received a Notice of Intent to File Administrative Complaint from the U.S. EPA Region 5 with respect to the alleged FIFRA violations. The Notice, which did not set forth a proposed penalty amount, offered us an opportunity to present any information that we believed the U.S. EPA should consider prior to filing the complaint and indicated that the U.S. EPA was prepared to meet with us to discuss the alleged violations. We made a timely response to the Notice and settlement discussions between us and the U.S. EPA are ongoing.

As previously disclosed, we have also been engaged in settlement discussions with the U.S. DOJ regarding its criminal investigation. On January 25, 2012, a Plea Agreement, executed by us and the U.S. DOJ, was filed with the United States District Court for the Southern District of Ohio. Under the terms of the Plea Agreement, we agreed to plead guilty to 11 counts of violating FIFRA and the regulations promulgated thereunder, to pay a $4 million penalty to the United States and to provide $0.1 million to each of the following programs designed to enhance and protect the natural environment, particularly habitats for the bird populations that the U.S. EPA’s regulation of pesticides is designed to protect: (1) Ohio Audubon’s Important Bird Area Program; (2) Ohio Department of Natural Resources’ Urban Forestry Program; (3) Columbus Metro-Parks Bird Habitat Enhancement Program; (4) Cornell University Ornithology Laboratory; and (5) The Nature Conservancy of Ohio. In exchange for our guilty plea and the other promises contained in the Plea Agreement, the U.S. DOJ agreed not to criminally prosecute us for any other federal crimes relating to any potential FIFRA violations known to the government as of the date of the Plea Agreement. On March 13, 2012, the court accepted our guilty plea, but delayed sentencing thereon to an unspecified later date. Our previously established accrual includes the full amount of the proposed criminal penalty and other amounts payable under the Plea Agreement.
The U.S. EPA and related state investigations continue and the court has not yet issued its sentence with respect to the Plea Agreement between us and the U.S. DOJ. In addition, the current investigations and proceedings may result in future state, federal or private rights of action as well as judgments, settlements, fines and/or penalties with respect to known or potential additional product registration issues. At this stage of the investigations, we cannot reasonably estimate the total scope or magnitude of all possible liabilities that could result from known or potential product registration issues. Based on the facts and circumstances known to us at this time (including settlement discussions that have taken place to date and the Plea Agreement), we have established what we believe to be an appropriate accrual. It is possible that any fines and/or penalties with respect to the investigations, as well as any judgments, litigation costs or other liabilities relating to such known or potential product registration issues, could exceed the amount of the accrual and could have an adverse effect on our financial condition, results of operations or cash flows.
As a result of these registration and recall matters, we have recorded charges for affected inventory and other registration and recall-related costs. The effects of these adjustments, including the accruals noted above, were pre-tax charges of $3.5 million and $2.5 million for the three-month periods, and $3.8 million and $4.2 million for the six-month periods, ended March 31, 2012 and April 2, 2011, respectively. We expect that future charges will include costs associated with the rework of certain finished goods inventories, the potential disposal of certain products and ongoing third-party professional services related to the U.S. EPA, U.S. DOJ and state investigations. It may also be appropriate to establish additional accruals as settlement discussions continue or in connection with other actions or potential liabilities arising in connection with the product registration and recall issues.
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

RESULTS OF OPERATIONS
We classified Global Pro as discontinued operations, for all periods presented, beginning in our first quarter of fiscal 2011. As a result, and unless specifically stated, all discussions regarding results for the three and six months ended March 31, 2012 and April 2, 2011 reflect results from our continuing operations.
The following table sets forth the components of income and expense as a percentage of net sales for the three and six months ended March 31, 2012 and April 2, 2011:

	THREE MONTHS ENDED		SIX MONTHS ENDED
	MARCH 31, 2012	APRIL 2, 2011	MARCH 31, 2012	APRIL 2, 2011
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	60.6	58.9	64.8	62.2
Cost of sales – product registration and recall matters	—	0.1	—	0.2
Gross profit	39.4	41.0	35.2	37.6
Operating expenses:
Selling, general and administrative	20.2	19.2	26.0	26.4
Impairment, restructuring and other charges	0.4	—	0.6	—
Product registration and recall matters	0.3	0.1	0.3	0.2
Other income, net	(0.1)	—	(0.2)	(0.1)
Income from operations	18.6	21.7	8.5	11.1
Interest expense	1.5	1.2	2.4	1.7
Income from continuing operations before income taxes	17.1	20.5	6.1	9.4
Income tax expense from continuing operations	6.3	7.4	2.3	3.4
Income from continuing operations	10.8	13.1	3.8	6.0
Income from discontinued operations, net of tax	—	2.6	—	2.1
Net Income	10.8%	15.7%	3.8%	8.1%
Net Sales
Net sales for the three months ended March 31, 2012 were $1.17 billion, an increase of 3.9% from net sales of $1.13 billion for the three months ended April 2, 2011. Net sales for the six months ended March 31, 2012 were $1.38 billion, an increase of 1.8% from net sales of $1.36 billion for the six months ended April 2, 2011. The change in net sales was attributable to the following:

	THREE MONTHS ENDED	SIX MONTHS ENDED
	MARCH 31, 2012	MARCH 31, 2012
Volume	2.9%	0.9%
Pricing	1.4	1.3
Foreign exchange rates	(0.5)	(0.5)
Acquisitions	0.1	0.1
Net sales increase	3.9%	1.8%
The net sales increase attributable to volume for the three months ended March 31, 2012 was driven by several factors, including a shift in sales from our first to our second fiscal quarters as our retailers purchased products closer to the lawn and garden season, favorable year-over-year weather conditions, increased media and marketing in our Global Consumer segment and an increase in net sales within Corporate & Other related to the ICL supply agreements, which were entered into in connection with the sale of Global Pro.
The net sales increase attributable to volume for the six months ended March 31, 2012 was driven by an increase in net sales within Corporate & Other related to the ICL supply agreements.

Cost of Sales
The following table shows the major components of cost of sales (in millions):

	THREE MONTHS ENDED		SIX MONTHS ENDED
	MARCH 31, 2012	APRIL 2, 2011	MARCH 31, 2012	APRIL 2, 2011
Materials	$448.8	$417.3	$551.9	$515.5
Manufacturing labor and overhead	126.5	123.4	155.5	152.5
Distribution and warehousing	111.9	105.9	148.3	143.7
Roundup reimbursements	23.3	19.0	41.2	34.2
	710.5	665.6	896.9	845.9
Product registration and recall matters	0.2	1.3	0.2	2.1
	$710.7	$666.9	$897.1	$848.0

Factors contributing to the change in cost of sales are outlined in the following table (in millions):

	THREE MONTHS ENDED	SIX MONTHS ENDED
	MARCH 31, 2012	MARCH 31, 2012
Foreign exchange rates	$(3.6)	$(4.0)
Material costs	28.5	38.3
Volume and product mix	15.7	9.7
Roundup® reimbursements	4.3	7.0
	44.9	51.0
Product registration and recall matters	(1.1)	(1.9)
Change in cost of sales	$43.8	$49.1
The increase in cost of sales, excluding product registration and recall matters, for the three and six months ended March 31, 2012 was primarily driven by:

•	an increase in material costs primarily related to fertilizer inputs, packaging and fuel;

•	the impact of higher sales volume; and

•	higher reimbursements attributable to our marketing agreement with Monsanto;

•	partially offset by the favorable impact of foreign exchange rates as a result of the strengthening of the U.S. dollar relative to other currencies.
Gross Profit
As a percentage of net sales, our gross profit rate was 39.4% and 41.0% for the three months ended March 31, 2012 and April 2, 2011, respectively. As a percentage of net sales, our gross profit rate was 35.2% and 37.6% for the six months ended March 31, 2012 and April 2, 2011, respectively. Factors contributing to the change in gross profit rate are outlined in the following table:

	THREE MONTHS ENDED	SIX MONTHS ENDED
	MARCH 31, 2012	MARCH 31, 2012
Pricing	0.8%	0.8%
Material costs	(2.5)	(3.0)
Product mix and volume:
Roundup® commissions and reimbursements	(0.1)	(0.2)
Corporate & Other	—	(0.5)
Global Consumer mix and volume	0.1	0.4
Total product mix and volume	(1.7)	(2.5)
Product registration and recall matters	0.1	0.1
Change in gross profit rate	(1.6)%	(2.4)%

The decrease in the gross profit rate, excluding product registration and recall matters, for the three and six months ended March 31, 2012 was primarily driven by:

•	increased material costs attributable primarily to fertilizer inputs, packaging and fuel; and

•	negative product mix driven primarily by the sales associated with our supply agreements with ICL, which commenced with the sale of Global Pro in February 2011 and do not generate a profit;

•	partially offset by increased net pricing primarily associated with our Global Consumer segment.
Selling, General and Administrative Expenses
The following table sets forth the components of selling, general and administrative expenses (in millions):

	THREE MONTHS ENDED		SIX MONTHS ENDED
	MARCH 31, 2012	APRIL 2, 2011	MARCH 31, 2012	APRIL 2, 2011
Advertising	$73.5	$53.9	$82.7	$65.1
Share-based compensation	7.3	6.5	8.9	10.8
Research and development	12.1	13.4	24.2	25.8
Amortization of intangibles	1.6	2.5	3.7	4.8
Other selling, general and administrative	142.5	139.9	240.5	252.9
	$237.0	$216.2	$360.0	$359.4

Selling, general and administrative (“SG&A”) expenses increased $20.8 million, or 9.6%, to $237.0 million for the second quarter and $0.6 million to $360.0 million for the first six months of fiscal 2012 compared to the same periods of fiscal 2011. Our planned increase in media and marketing initiatives resulted in higher advertising expenses of $19.6 million and $17.6 million for the three and six months ended March 31, 2012, respectively. The decrease in other SG&A for the first six months of fiscal 2012 was driven by an $11.9 million reduction in compensation, including benefits of the fiscal 2011 restructuring plan and $6.5 million in decreased severance expenses, both of which were partially offset by a variety of individually insignificant items.

We recorded $3.3 million and $3.6 million of SG&A-related product registration and recall costs during the three and six months ended March 31, 2012, respectively. These costs primarily related to additional accruals made in the second quarter of fiscal 2012 for potential fines and penalties in connection with the U.S. EPA investigation, as well as legal and consulting fees. For the three and six months ended April 2, 2011, we recorded $1.2 million and $2.1 million of SG&A-related product registration and recall costs, respectively.
Impairment, Restructuring and Other Charges
For the three and six months ended March 31, 2012, we incurred $5.6 million and $8.2 million, respectively, of impairment, restructuring and other charges. In continuation of the restructuring plan we initiated in fiscal 2011, we incurred $2.1 million in restructuring costs in the first six months of fiscal 2012. These costs consisted primarily of $1.3 million of termination benefits provided to employees who accepted voluntary retirement, $0.5 million of special termination benefits to be provided to certain employees upon future separation and $0.2 million related to curtailment charges for our U.S. defined benefit pension and U.S retiree medical plans. Further, for the three months ended March 31, 2012, we recognized a $5.3 million asset impairment charge as a result of issues with commercialization of products including the active ingredient MAT28 for the Global Consumer segment. Also included is a $0.5 million impairment charge related to our investment in Turf-Seed (Europe) Limited.
Other (Income) Expense, net
Other income was $1.3 million and $2.2 million for the three and six months ended March 31, 2012, respectively, compared to $0.3 million and $0.8 million for the three and six months ended April 2, 2011, respectively. Other income/expense is comprised of activities outside our normal business operations, such as royalty income from the licensing of certain of our brand names, franchise fee income from our Scotts LawnService® business, foreign exchange gains/losses and gains/losses from the sale of non-inventory assets. The respective changes from fiscal 2011 were not significant.
Interest Expense
Interest expense was $17.9 million and $33.2 million for the three and six months ended March 31, 2012, respectively, compared to $13.8 million and $23.3 million for the three and six months ended April 2, 2011, respectively. The increase in interest expense was attributable to an increase in average borrowings and the impact of higher rates associated with the Company’s new financing structure. Excluding the impact of foreign exchange rates, average borrowings increased by approximately $170.5 million and $160.5 million during the first three and six months of fiscal 2012, respectively, as compared to the same prior year periods. The increase was primarily due to higher debt levels entering the year as compared to the prior year. Weighted average interest rates increased by approximately 43 basis points and 74 basis points during the first three and six months of fiscal 2012, respectively, as compared to the same prior year periods. The increase in the second quarter was primarily attributable to our new credit facility, with margin rates in excess of our previous credit facility. The year-to-date increase was driven by the higher margin rates in our new credit facility and the full impact of the 6.625% Senior Notes issued on December 16, 2010.
Income Tax Expense
The effective tax rate related to continuing operations for the six months ended March 31, 2012 was 37.1%, compared to 35.9% for the six months ended April 2, 2011. The effective tax rate used for interim purposes was based on management’s best estimate of factors impacting the effective tax rate for the full fiscal year. Factors affecting the estimated effective tax rate include assumptions as to income by jurisdiction (domestic and foreign), the availability and utilization of tax credits and the existence of elements of income and expense that may not be taxable or deductible. The estimated effective tax rate is subject to revision in later interim periods and at fiscal year end as facts and circumstances change during the course of the fiscal year. There can be no assurances that the effective tax rate estimated for interim financial reporting purposes will approximate the effective tax rate determined at fiscal year end.
Income from Continuing Operations

We reported income from continuing operations of $127.2 million, or $2.05 per diluted share, for the second quarter of fiscal 2012 compared to $148.6 million, or $2.20 per diluted share, for the second quarter of fiscal 2011. Income from continuing operations for the first six months of fiscal 2012 was $53.3 million, or $0.86 per diluted share, versus $81.9 million, or $1.21 per diluted share, for the same period of fiscal 2011. The decrease in income from continuing operations for the first three and six months of fiscal 2012 was driven primarily by higher material costs, planned incremental investment in media and marketing and interest expense, partially offset by increases in volume and pricing and reduced income tax expense. Diluted average common shares used in the diluted net income per common share calculation were 62.0 million for the second quarter of fiscal 2012 compared to 67.6 million for the same period a year ago. Diluted average common shares used in the diluted net income per common share calculation were 61.7 million for the six months ended March 31, 2012 versus 67.7 million for the six months ended April 2, 2011. Diluted average common shares included 1.1 million equivalent shares for both the second quarter and first six months of fiscal 2012 to reflect the effect of the assumed conversion of dilutive stock options, restricted stock and restricted stock unit awards. For the second quarter and first six months of fiscal 2011, diluted average common shares included 1.8 million and 1.6 million equivalent shares, respectively. The decrease in diluted average common shares was primarily driven by common share repurchases, partially offset by common shares issued as a result of stock option exercises.
Income from Discontinued Operations
We reported income from discontinued operations, net of tax, of $29.0 million and $27.8 million for the three and six months ended April 2, 2011, respectively, primarily due to the net gain on the sale of Global Pro.
SEGMENT RESULTS
Our continuing operations are divided into the following reportable segments: Global Consumer and Scotts LawnService®. This division of reportable segments is consistent with how the segments report to and are managed by the chief operating decision maker of the Company. Corporate & Other consists of our professional seed business, revenues and expenses associated with our supply agreements with ICL and the amortization related to the Roundup® Marketing Agreement, as well as corporate, general and administrative expenses and certain other income/expense items not allocated to the business segments.
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

The following table sets forth net sales by segment (in millions):

	THREE MONTHS ENDED		SIX MONTHS ENDED
	MARCH 31, 2012	APRIL 2, 2011	MARCH 31, 2012	APRIL 2, 2011
Global Consumer	$1,119.6	$1,084.8	$1,268.7	$1,273.6
Scotts LawnService®	35.9	32.7	73.5	69.8
Segment total	1,155.5	1,117.5	1,342.2	1,343.4
Corporate & Other	18.0	12.1	42.5	16.4
Consolidated	$1,173.5	$1,129.6	$1,384.7	$1,359.8
The following table sets forth segment income (loss) from continuing operations before income taxes (in millions):

	THREE MONTHS ENDED		SIX MONTHS ENDED
	MARCH 31, 2012	APRIL 2, 2011	MARCH 31, 2012	APRIL 2, 2011
Global Consumer	$275.2	$299.0	$205.8	$243.9
Scotts LawnService®	(12.9)	(15.2)	(17.5)	(19.7)
Segment total	262.3	283.8	188.3	224.2
Corporate & Other	(32.9)	(33.0)	(53.7)	(63.9)
Intangible asset amortization	(2.0)	(2.7)	(4.5)	(5.0)
Product registration and recall matters	(3.6)	(2.5)	(3.9)	(4.2)
Impairment, restructuring and other charges	(5.6)	—	(8.2)	—
Interest expense	(17.9)	(13.8)	(33.2)	(23.3)
Consolidated	$200.3	$231.8	$84.8	$127.8
Global Consumer
Global Consumer segment net sales were $1.12 billion in the second quarter of fiscal 2012, an increase of 3.2% from the second quarter of fiscal 2011 and were $1.27 billion for the first six months of fiscal 2012, which is roughly flat as compared to the same period of fiscal 2011. For the three months ended March 31, 2012, foreign exchange rates unfavorably impacted net sales by 0.5% and increased net pricing favorably impacted net sales by 1.4%. For the six months ended March 31, 2012, foreign exchange rates unfavorably impacted net sales by 0.5% and increased net pricing favorably impacted net sales by 1.3%.
Net sales in the United States increased $24.6 million, or 2.8%, for the second quarter of fiscal 2012 and decreased $10.1 million, or 1.0%, for the first six months of fiscal 2012 as compared to the same periods in fiscal 2011. The increase in United States net sales for the second quarter was driven by an increase in pricing, an anticipated delay of shipments until closer to peak consumer seasonal demand resulting in a shift in net sales from the first quarter to the second quarter of fiscal 2012, favorable year-over-year weather and increased media and marketing. The decrease in net sales for the first six months of fiscal 2012 was primarily driven by declines in wild bird food, plant foods and lawn fertilizers, partially offset by higher sales of controls, growing media and the benefits of the national launch of our new Scotts Snap® spreader system.
Excluding the impact of changes in foreign exchange rates, net sales internationally increased by $15.8 million, or 8.1%, and $11.4 million, or 4.6%, for the second quarter and first six months of fiscal 2012, respectively. The increase in sales internationally were primarily driven by an increase in pricing and higher net sales of $11.8 million in Canada during the second quarter of fiscal 2012 primarily due to new product launches.
Global Consumer segment operating income decreased by $23.8 million, or 8.0%, and $38.1 million, or 15.6%, in the second quarter and first six months of fiscal 2012, respectively, as compared to the same periods of fiscal 2011. Excluding the impact of changes in foreign exchange rates, the decrease was 7.6% and 15.1% for the second quarter and first six months of fiscal 2012, respectively. The decrease was primarily driven by increased material costs and our planned incremental investment in media and marketing. The increased material costs drove gross profit declines of 170 and 210 basis points for the second quarter and first six months of fiscal 2012, respectively. The increased advertising expense was $20.1 million and $18.1 million during the second quarter and first six months of fiscal 2012, respectively. These increases in costs were partially offset by a reduction in compensation, including benefits of the fiscal 2011 restructuring plan.

Scotts LawnService®
Scotts LawnService® net sales increased by $3.2 million, or 9.8%, and $3.7 million, or 5.3%, in the second quarter and first six months of fiscal 2012, respectively, as compared to the same periods of fiscal 2011. The increase in net sales was driven by favorable weather in March 2012 that resulted in spring treatments being applied earlier than in fiscal 2011.
The operating loss for Scotts LawnService® decreased by $2.3 million, or 15.1%, and $2.2 million, or 11.2%, in the second quarter and first six months of fiscal 2012, respectively, as compared to the same periods of fiscal 2011. For the second quarter of fiscal 2012, the decrease was attributable to higher net sales, an improved gross margin rate and lower SG&A spending. For the first six months of fiscal 2012, the decrease was driven by higher net sales and lower SG&A spending, partially offset by a lower gross margin rate.
Corporate & Other
The net operating loss for Corporate & Other was $32.9 million and $53.7 million for the three and six months ended March 31, 2012, respectively, compared to $33.0 million and $63.9 million for the three and six months ended April 2, 2011, respectively. The decrease for the six months ended March 31, 2012 was primarily related to lower severance and compensation including benefits realized from the fiscal 2011 restructuring plan.
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
The following are general themes that help shape our financial expectations for 2012:

•
We expect top line growth of 6 to 8 percent on the basis of modest category growth supported by more normal weather relative to fiscal 2011, increased commitment to marketing and media, innovation and modest net pricing.

•
We expect commodity inflation of approximately $70 million to contribute to an overall increase in product costs of approximately $85 million, with only a portion recovered through pricing and adjustments to trade programs.

•
We are more aggressively using advertising to support our products and plan to increase our year-over-year spending up to $40 million to support this strategy. We plan on reinstating some form of variable compensation for over 1,800 associates who participate in incentive programs globally, the majority of whom received no payout in fiscal 2011. We typically budget $30 to $35 million for this expenditure. Partially offsetting these increases will be benefits accruing from the fiscal 2011 restructuring programs of about $17 million, as well as savings from other long-term indirect purchasing initiatives.

•
We expect interest expense to increase about $10 million based on the combined full year effect of our new credit facility and the bonds issued last December, as well as a projected increase in average debt.

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

For certain information concerning our risk factors, see “PART II. OTHER INFORMATION: ITEM 1A. RISK FACTORS” of this Quarterly Report on Form 10-Q.

LIQUIDITY AND CAPITAL RESOURCES
Operating Activities
Cash used in operating activities totaled $620.4 million and $604.0 million for the six months ended March 31, 2012 and April 2, 2011, respectively. Excluding the impact of discontinued operations, cash used in operating activities increased approximately $86.6 million. The increase in cash outflows was primarily the result of lower net income from continuing operations of $28.6 million and an increase in cash used for working capital purposes of $68.2 million. The increase in working capital was primarily due to higher accounts receivable of $21.8 million, additional cash used for inventory of $16.7 million, cash payments of $11.1 million associated with the fiscal 2011 restructuring plan and an increase in taxes paid of $11.2 million. Accounts receivable was higher due to the higher concentration of net sales later in the second quarter of fiscal 2012 as compared to the same period in fiscal 2011. Inventory has increased due to higher commodity costs and a planned build in anticipation of substantially higher demand in fiscal 2012.
Investing Activities

Cash used in investing activities totaled $25.2 million for the six months ended March 31, 2012, compared to cash provided by investing activities of $205.5 million for the comparable period in fiscal 2011. The first six months of fiscal 2011 included net cash of $249.8 million provided by the sale of Global Pro. Cash used for investments in property, plant and equipment during the first six months of fiscal 2012 primarily related to increasing efficiencies at existing production facilities and capital spending associated with product innovation projects.
Financing Activities
Financing activities provided cash of $635.7 million and $437.5 million for the six months ended March 31, 2012 and April 2, 2011, respectively. The increase in cash provided by financing activities was primarily due to higher net borrowings under our credit facility of $330.8 million and a $76.2 million decrease in repurchases of our common shares, partially offset by $200 million in proceeds received from the issuance of the 6.625% Senior Notes that occurred in the first quarter of fiscal 2011 and an increase in dividends paid of $3.9 million.
Cash and Cash Equivalents
Our cash and cash equivalents were held in cash depository accounts with major financial institutions around the world or invested in high quality, short-term liquid investments with a balance of $122.4 million as of March 31, 2012, compared to $128.7 million as of April 2, 2011. The cash and cash equivalents balance at March 31, 2012 included $103.5 million held by controlled foreign corporations. Our current plans do not demonstrate a need to, nor do we have plans to, repatriate the retained earnings from these foreign corporations as the earnings are indefinitely reinvested. However, in the future, if we determine it is necessary to repatriate these funds, or we sell or liquidate any of these foreign corporations, we may be required to pay associated taxes on the repatriation.
Borrowing Agreements
Our primary sources of liquidity are cash generated by operations and borrowings under our credit agreement, which is guaranteed by substantially all of Scotts Miracle-Gro’s domestic subsidiaries. On June 30, 2011, Scotts Miracle-Gro and certain of its subsidiaries entered into a second amended and restated senior secured credit facility, providing for revolving loans in the aggregate principal amount of up to $1.7 billion over a five-year term. Borrowings may be made in various currencies including U.S. dollars, Euros, British pounds, Australian dollars and Canadian dollars. Under this credit facility, we may request up to an additional $450 million in revolving and/or term commitments, subject to certain specified conditions, including approval from our lenders. The credit facility replaced our previous senior secured credit facilities, which were comprised of: (a) a senior secured revolving loan facility in the aggregate principal amount of up to $1.59 billion and (b) a senior secured term loan facility totaling $560 million. The previous credit facilities were scheduled to expire in February 2012.
Under our credit facility, we have the ability to issue letter of credit commitments up to $75 million. At March 31, 2012, we had letters of credit in the aggregate face amount of $25.5 million outstanding and $0.8 billion of availability under our credit facility.
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
We account for the sale of receivables under the MARP Agreement as short-term debt and continue to carry the receivables on our Consolidated Balance Sheet, primarily as a result of our right to repurchase receivables sold. There were $222.5 million in borrowings under the MARP Agreement as of March 31, 2012.
As of March 31, 2012, we were in compliance with all debt covenants. Our credit facility contains, among other obligations, an affirmative covenant regarding our leverage ratio, calculated as indebtedness relative to our earnings before interest, taxes, depreciation and amortization. Under the terms of the credit facility, the maximum leverage ratio was 3.50 as of March 31, 2012. Our leverage ratio was 2.51 at March 31, 2012. Our credit facility also includes an affirmative covenant regarding our interest coverage. Under the terms of the credit facility, the minimum interest coverage ratio was 3.50 for the twelve months ended March 31, 2012. Our interest coverage ratio was 5.80 for the twelve months ended March 31, 2012.

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
In addition, there were no changes in the Registrant’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during the Registrant’s fiscal quarter ended March 31, 2012 that have materially affected, or are reasonably likely to materially affect, the Registrant’s internal control over financial reporting.

PART II—OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Other than as discussed in “NOTE 3. PRODUCT REGISTRATION AND RECALL MATTERS” and “NOTE 12. CONTINGENCIES” of the Notes to Condensed Consolidated Financial Statements, pending material legal proceedings have not changed significantly since those disclosed in Scotts Miracle-Gro's Annual Report on Form 10-K for the fiscal year ended September 30, 2011.

ITEM 1A. RISK FACTORS

The Company's risk factors as of March 31, 2012 have not changed materially from those described in “ITEM IA. RISK FACTORS” in Scotts Miracle-Gro's Annual Report on Form 10-K for the fiscal year ended September 30, 2011.

Cautionary Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q, including the exhibits hereto and the information incorporated by reference herein, contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which are subject to risks and uncertainties. Other than statements of historical fact, information regarding activities, events and developments that we expect or anticipate will or may occur in the future, including, but not limited to, information relating to our future growth and profitability targets and strategies designed to increase total shareholder value, are forward-looking statements based on management's estimates, assumptions and projections. Forward-looking statements also include, but are not limited to, statements regarding our future economic and financial condition and results of operations, the plans and objectives of management and our assumptions regarding our performance and such plans and objectives, as well as the amount and timing of repurchases of Scotts Miracle-Gro common shares. These forward-looking statements generally can be identified through the use of words such as “guidance,” “outlook,” “projected,” “believe,” “target,” “predict,” “estimate,” “forecast,” “strategy,” “may,” “goal,” “expect,” “anticipate,” “intend,” “plan,” “foresee,” “likely,” “will,” “should” and other similar words and variations.

Forward-looking statements contained in this Quarterly Report on Form 10-Q are predictions only and actual results could differ materially from management's expectations due to a variety of factors, including those described in “ITEM 1A. RISK FACTORS” in Scotts Miracle-Gro's Annual Report on Form 10-K for the fiscal year ended September 30, 2011. All forward-

looking statements attributable to us or persons working on our behalf are expressly qualified in their entirety by such risk factors.

The forward-looking statements that we make in this Quarterly Report on Form 10-Q are based on management's current views and assumptions regarding future events and speak only as of their dates. We disclaim any obligation to update developments of these risk factors or to announce publicly any revisions to any of the forward-looking statements that we make, or to make corrections to reflect future events or developments, except as required by the federal securities laws.

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The payment of future dividends, if any, on the Common Shares will be determined by the Board of Directors in light of conditions then existing, including the Company's earnings, financial condition and capital requirements, restrictions in financing agreements, business conditions and other factors. The Company's credit facility restricts future dividend payments to an aggregate of $125 million annually through fiscal 2013 and $150 million annually beginning in fiscal 2014 if our leverage ratio, after giving effect to any such annual dividend payment, exceeds 3.50. Our leverage ratio was 2.51 at March 31, 2012.

(a)	Issuer Purchases of Equity Securities

The following table shows the purchases of Common Shares made by or on behalf of Scotts Miracle-Gro or any “affiliated purchaser” (as defined in Rule 10b-18(a)(3) under the Securities Exchange Act of 1934, as amended) of Scotts Miracle-Gro for each fiscal month in the three months ended March 31, 2012:

Period	Total Number of Common Shares Purchased(1)	Average Price Paid per Common Share(2)	Total Number of Common Shares Purchased as Part of Publicly Announced Plans or Programs(3)	Approximate Dollar Value of Common Shares That May Yet be Purchased Under the Plans or Programs(3)
January 1 through January 28, 2012	252	$47.47	—	$298,816,786
January 29 through February 25, 2012	—		—	$298,816,786
February 26 through March 31, 2012	2,313	$50.29	—	$298,816,786
Total	2,665	$49.92	—

(1)
Amounts in this column represent Common Shares purchased by the trustee of the rabbi trust established by the Company as permitted pursuant to the terms of The Scotts Company LLC Executive Retirement Plan (the “ERP”). The ERP is an unfunded, non-qualified deferred compensation plan which, among other things, provides eligible employees the opportunity to defer compensation above specified statutory limits applicable to The Scotts Company LLC Retirement Savings Plan and with respect to any Executive Management Incentive Pay (as defined in the ERP), Performance Award (as defined in the ERP) or other bonus awarded to such eligible employees. Pursuant to the terms of the ERP, each eligible employee has the right to elect an investment fund, including a fund consisting of Common Shares (the “Scotts Miracle-Gro Common Stock Fund”), against which amounts allocated to such employee's account under the ERP, including employer contributions, will be benchmarked (all ERP accounts are bookkeeping accounts only and do not represent a claim against specific assets of the Company). Amounts allocated to employee accounts under the ERP represent deferred compensation obligations of the Company. The Company established the rabbi trust in order to assist the Company in discharging such deferred compensation obligations. When an eligible employee elects to benchmark some or all of the amounts allocated to such employee's account against the Scotts Miracle-Gro Common Stock Fund, the trustee of the rabbi trust purchases the number of Common Shares equivalent to the amount so benchmarked. All Common Shares purchased by the trustee are purchased on the open market and are held in the rabbi trust until such time as they are distributed pursuant to the terms of the ERP. All assets of the rabbi trust, including any Common Shares purchased by the trustee, remain, at all times, assets of the Company, subject to the claims of its creditors. The terms of the ERP do not provide for a specified limit on the number of Common Shares that may be purchased by the trustee of the rabbi trust.

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

ITEM 6.    EXHIBITS
See Index to Exhibits at page 48 for a list of the exhibits included herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

THE SCOTTS MIRACLE-GRO COMPANY

Date: May 8, 2012	/s/ DAVID C. EVANS
David C. Evans
Chief Financial Officer and Executive Vice President,
Strategy and Business Development
(Principal Financial and Principal Accounting Officer)
(Duly Authorized Officer)

THE SCOTTS MIRACLE-GRO COMPANY
QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2012
INDEX TO EXHIBITS

EXHIBIT NO.	DESCRIPTION	LOCATION
10.1
Specimen form of Performance Unit Award Agreement for Employees (with Related Dividend Equivalents) used to evidence grants of Performance Units which may be made under The Scotts Miracle-Gro Company Amended and Restated 2006 Long-Term Incentive Plan (post-January 19, 2012 version)

Incorporated herein by reference to the Quarterly Report on Form 10-Q of The Scotts Miracle-Gro Company (the "Registrant") for the quarterly period ended December 31, 2011 (File No. 1-11593) [Exhibit 10.1]

10.2
Specimen form of Restricted Stock Unit Award Agreement for Employees (with Related Dividend Equivalents) used to evidence grants of Restricted Stock Units which may be made under The Scotts Miracle-Gro Company Amended and Restated 2006 Long-Term Incentive Plan (post-January 19, 2012 version)
Incorporated herein by reference to the Registrant's Quarterly Report on Form 10-Q for the quarterly period ended December 31, 2011 (File No. 1-11593) [Exhibit 10.2]

10.3
Specimen form of Nonqualified Stock Option Award Agreement for Employees used to evidence grants of Nonqualified Stock Options which may be made under The Scotts Miracle-Gro Company Amended and Restated 2006 Long-Term Incentive Plan (post-January 19, 2012 version)
Incorporated herein by reference to the Registrant's Quarterly Report on Form 10-Q for the quarterly period ended December 31, 2011 (File No. 1-11593) [Exhibit 10.3]

10.4
Specimen form of Deferred Stock Unit Award Agreement for Nonemployee Directors (with Related Dividend Equivalents) used to evidence grants of Deferred Stock Units which may be made under The Scotts Miracle-Gro Company Amended and Restated 2006 Long-Term Incentive Plan (post-January 19, 2012 version)
Incorporated herein by reference to the Registrant's Quarterly Report on Form 10-Q for the quarterly period ended December 31, 2011 (File No. 1-11593) [Exhibit 10.4]

10.5
Specimen form of Deferred Stock Unit Award Agreement for Nonemployee Directors (with Related Dividend Equivalents) used to evidence grants of Deferred Stock Units made on January 20, 2012 to Adam Hanft and William G. Jurgensen under The Scotts Miracle-Gro Company Amended and Restated Long-Term Incentive Plan
Incorporated herein by reference to the Registrant's Quarterly Report on Form 10-Q for the quarterly period ended December 31, 2011 (File No. 1-11593) [Exhibit 10.5]

10.6
Specimen form of Deferred Stock Unit Award Agreement for Nonemployee Directors (with Related Dividend Equivalents) used to evidence grants of Deferred Stock Units which may be made under The Scotts Miracle-Gro Company Amended and Restated 2006 Long-Term Incentive Plan (Deferral of Cash Retainer – post-January 19, 2012 version)
Incorporated herein by reference to the Registrant's Quarterly Report on Form 10-Q for the quarterly period ended December 31, 2011 (File No. 1-11593) [Exhibit 10.6]

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