Form 10-Q
period 2012-06-30
SCOTTS MIRACLE-GRO CO
filed 2012-08-09
CIK 825542

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_________________________________________
FORM 10-Q
_________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2012
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

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding at August 06, 2012
Common Shares, $0.01 stated value, no par value	61,156,686 common shares

PART I—FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
THE SCOTTS MIRACLE-GRO COMPANY
Condensed Consolidated Statements of Operations
(In Millions, Except Per Common Share Data)
(Unaudited)

	THREE MONTHS ENDED		NINE MONTHS ENDED
	JUNE 30, 2012	JULY 2, 2011	JUNE 30, 2012	JULY 2, 2011
Net sales	$1,062.2	$1,058.7	$2,446.9	$2,418.5
Cost of sales	695.5	657.5	1,592.4	1,503.4
Cost of sales – product registration and recall matters	0.2	1.1	0.4	3.2
Gross profit	366.5	400.1	854.1	911.9
Operating expenses:
Selling, general and administrative	197.5	192.4	557.5	551.8
Impairment, restructuring and other charges	(0.4)	13.8	7.8	13.8
Product registration and recall matters	3.8	5.7	7.4	7.8
Other income, net	(2.4)	(4.2)	(4.6)	(5.0)
Income from operations	168.0	192.4	286.0	343.5
Costs related to refinancing	—	1.2	—	1.2
Interest expense	16.6	14.0	49.8	37.3
Income from continuing operations before income taxes	151.4	177.2	236.2	305.0
Income tax expense from continuing operations	56.4	65.5	87.9	111.4
Income from continuing operations	95.0	111.7	148.3	193.6
Income (loss) from discontinued operations, net of tax	(1.7)	(0.1)	(1.7)	27.7
Net income	$93.3	$111.6	$146.6	$221.3
Basic income per common share:
Income from continuing operations	$1.55	$1.73	$2.43	$2.95
Income (loss) from discontinued operations	(0.02)	—	(0.03)	0.42
Basic income per common share	$1.53	$1.73	$2.40	$3.37
Weighted-average common shares outstanding during the period	61.1	64.5	61.0	65.6
Diluted income per common share:
Income from continuing operations	$1.53	$1.69	$2.39	$2.89
Income (loss) from discontinued operations	(0.03)	—	(0.03)	0.41
Diluted income per common share	$1.50	$1.69	$2.36	$3.30
Weighted-average common shares outstanding during the period plus dilutive potential common shares	62.2	66.2	62.0	67.1
Dividends declared per common share	$0.30	$0.25	$0.90	$0.75
See notes to condensed consolidated financial statements.

THE SCOTTS MIRACLE-GRO COMPANY
Condensed Consolidated Statements of Cash Flows
(In Millions)
(Unaudited)

	NINE MONTHS ENDED
	JUNE 30, 2012	JULY 2, 2011
OPERATING ACTIVITIES
Net income	$146.6	$221.3
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Impairment and other charges	5.3	12.4
Costs related to refinancing	—	1.2
Share-based compensation expense	10.6	14.3
Depreciation	39.6	37.3
Amortization	7.3	8.7
Gain on sale of long-lived assets	(0.1)	(0.1)
Gain on sale of business	—	(93.0)
Changes in assets and liabilities, net of acquired businesses:
Accounts receivable	(293.5)	(352.9)
Inventories	(79.5)	(87.8)
Prepaid and other assets	12.2	(8.0)
Accounts payable	97.6	113.9
Other current liabilities	178.4	121.8
Restructuring reserves	(14.2)	(0.3)
Other non-current items	(4.8)	(2.7)
Other, net	9.6	0.4
Net cash provided by (used in) operating activities	115.1	(13.5)

INVESTING ACTIVITIES
Proceeds from sale of long-lived assets	0.5	0.2
Proceeds from sale of business, net of transaction costs	—	253.9
Investments in property, plant and equipment	(39.0)	(53.3)
Payment of contingent consideration and related	—	(20.0)
Investment in acquired business, net of cash acquired	(7.0)	(0.8)
Net cash (used in) provided by investing activities	(45.5)	180.0

FINANCING ACTIVITIES
Borrowings under revolving and bank lines of credit	1,531.9	1,419.2
Repayments under revolving and bank lines of credit	(1,549.4)	(1,459.2)
Proceeds from issuance of Senior Notes	—	200.0
Financing and issuance fees	—	(18.5)
Dividends paid	(55.5)	(49.4)
Purchase of common shares	(17.5)	(218.7)
Excess tax benefits from share-based payment arrangements	5.0	5.4
Cash received from the exercise of stock options	16.6	29.4
Net cash used in financing activities	(68.9)	(91.8)
Effect of exchange rate changes on cash	0.7	1.5
Net increase in cash and cash equivalents	1.4	76.2
Cash and cash equivalents, beginning of period	130.9	88.1
Cash and cash equivalents, end of period	$132.3	$164.3

SUPPLEMENTAL CASH FLOW INFORMATION
Interest paid	$(48.8)	$(33.6)
Income taxes paid	(18.6)	(63.1)
See notes to condensed consolidated financial statements.

THE SCOTTS MIRACLE-GRO COMPANY
Condensed Consolidated Balance Sheets
(In Millions, Except Stated Value Per Share)

	JUNE 30, 2012	JULY 2, 2011	SEPTEMBER 30, 2011
	(UNAUDITED)
ASSETS
Current assets:
Cash and cash equivalents	$132.3	$164.3	$130.9
Accounts receivable, less allowances of $6.2, $13.6 and $12.9, respectively	516.7	693.9	323.5
Accounts receivable pledged	97.2	—	—
Inventories	469.3	442.2	387.0
Prepaid and other current assets	130.6	137.3	151.1
Total current assets	1,346.1	1,437.7	992.5
Property, plant and equipment, net of accumulated depreciation of $533.7, $496.8 and $510.5, respectively	387.7	394.3	394.7
Goodwill	309.1	306.5	309.1
Intangible assets, net	308.7	343.2	319.6
Other assets	32.5	45.5	36.3
Total assets	$2,384.1	$2,527.2	$2,052.2

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current portion of debt	$90.8	$2.1	$3.2
Accounts payable	242.8	258.8	150.0
Other current liabilities	476.6	490.2	315.4
Total current liabilities	810.2	751.1	468.6
Long-term debt	680.4	782.1	791.8
Other liabilities	219.5	225.7	232.0
Total liabilities	1,710.1	1,758.9	1,492.4
Commitments and contingencies (notes 3 and 12)
Shareholders’ equity:
Common shares and capital in excess of $.01 stated value per share, 61.2, 63.7 and 60.8 shares issued and outstanding, respectively	413.6	426.7	427.1
Retained earnings	690.3	671.3	599.2
Treasury shares, at cost: 7.0, 4.6 and 7.5 shares, respectively	(359.2)	(252.6)	(388.5)
Accumulated other comprehensive loss	(70.7)	(77.1)	(78.0)
Total shareholders’ equity	674.0	768.3	559.8
Total liabilities and shareholders’ equity	$2,384.1	$2,527.2	$2,052.2
See notes to condensed consolidated financial statements.

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
Organization and Basis of Presentation
The Company’s unaudited condensed consolidated financial statements for the three and nine months ended June 30, 2012 and July 2, 2011 are presented in accordance with accounting principles generally accepted in the United States of America (“GAAP”). The condensed consolidated financial statements include the accounts of Scotts Miracle-Gro and its subsidiaries. All intercompany transactions and accounts have been eliminated in consolidation. The Company’s consolidation criteria are based on majority ownership (as evidenced by a majority voting interest in the entity) and an objective evaluation and determination of effective management control. In the opinion of management, interim results reflect all normal and recurring adjustments and are not necessarily indicative of results for a full year.
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
Testing for Indefinite-Lived Intangible Asset Impairment
In July 2012, the FASB issued new accounting guidance that permits an entity to first assess qualitative factors to determine whether it is more likely than not that the fair value of an indefinite-lived intangible asset is less than its carrying amount as a basis for determining whether it is necessary to calculate the fair value of the asset. The entity is not required to calculate the fair value of an indefinite-lived intangible asset unless the entity determines that it is more likely than not that the indefinite-lived intangible asset’s fair value is less than its carrying value. The guidance will be effective for the Company’s financial statements for the fiscal year beginning October 1, 2012. The Company is in the process of evaluating the impact that the guidance may have on its financial statements and related disclosures.
NOTE 2. DISCONTINUED OPERATIONS
On February 28, 2011, the Company completed the sale of Global Pro to ICL for $270 million. After agreed upon adjustments (including post-closing adjustments), the Company received $270.9 million net proceeds, or $253.6 million after transaction costs. Results from discontinued operations for fiscal 2011 include an after-tax gain on the sale of Global Pro of $39.5 million, which includes transaction costs. In addition, in the third quarter of fiscal 2012, the Company recorded an adjustment of $1.7 million as a change in estimate on the tax due on the sale of Global Pro.
Pursuant to the terms of the indenture governing the Company’s 7.25% Senior Notes due 2018 and the indenture governing the Company’s 6.625% Senior Notes due 2020, the Company had a period of 360 days to apply an amount equal to the net proceeds received from the sale of Global Pro to repay indebtedness, acquire equity interests in certain entities, make capital expenditures, acquire other assets useful in a related business and/or make investments in certain joint ventures. Any amount not so applied must be used to make an offer to repurchase the Senior Notes, provided that such repurchase offer may be deferred until such time as the unutilized proceeds exceed $50 million. As of June 30, 2012, the Company had applied all but approximately $45 million of the net proceeds to one or more of the uses permitted by the indentures.
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

The following table summarizes the results of Global Pro within discontinued operations for the periods presented (in millions):

	THREE MONTHS ENDED		NINE MONTHS ENDED
	JUNE 30, 2012	JULY 2, 2011	JUNE 30, 2012	JULY 2, 2011
Net sales	$—	$—	$—	$88.7
Operating costs	—	—	—	78.1
Gain on sale of Global Pro business	—	(2.4)	—	(93.0)
Global Pro sale related transaction costs	—	2.2	—	17.0
Other expense, net	—	(0.3)	—	(0.2)
Interest expense	—	—	—	1.7
Income from discontinued operations before income taxes	—	0.5	—	85.1
Income tax expense from discontinued operations	1.7	0.6	1.7	57.4
Income (loss) from discontinued operations	$(1.7)	$(0.1)	$(1.7)	$27.7

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
The U.S. EPA and related state investigations continue and the court has not yet issued its sentence with respect to the Plea Agreement between Scotts Miracle-Gro and the U.S. DOJ. In addition, the Company may be subject to additional judgments, settlements, fines and/or penalties as a result of federal, state or private actions with respect to known or potential additional product registration issues. Accordingly, the Company cannot reasonably estimate the total scope or magnitude of all possible liabilities that could result from known or potential product registration issues. Based on the facts and circumstances known to the Company at this time (including settlement discussions that have taken place to date and the Plea Agreement), the Company has established what it believes to be an appropriate accrual. It is possible that any fines and/or penalties with respect to the investigations, as well as any judgments, litigation costs or other liabilities relating to such known or potential product registration issues, could exceed the amount of the accrual and could have an adverse effect on the Company’s financial condition, results of operations or cash flows.
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
The following tables summarize the impact of the product registration and recall matters on the Company’s results of operations and other current liabilities for the periods presented (in millions):

	THREE MONTHS ENDED		NINE MONTHS ENDED
	JUNE 30, 2012	JULY 2, 2011	JUNE 30, 2012	JULY 2, 2011
Cost of sales — other charges	$0.2	$1.1	$0.4	$3.2
Gross loss	(0.2)	(1.1)	(0.4)	(3.2)
Selling, general and administrative	3.8	5.7	7.4	7.8
Loss from operations	(4.0)	(6.8)	(7.8)	(11.0)
Income tax (expense) benefit	(0.1)	0.8	0.6	2.2
Net loss	$(4.1)	$(6.0)	$(7.2)	$(8.8)

		ADDITIONAL COSTS AND
	SEPTEMBER 30, 2011	CHANGES IN ESTIMATE	ACCRUALS USED	JUNE 30, 2012
Other costs of sales	$0.7	$0.4	$(0.6)	$0.5
Other general and administrative costs	7.8	7.4	(1.9)	13.3
Total cost accrued	$8.5	$7.8	$(2.5)	$13.8
NOTE 4. IMPAIRMENT, RESTRUCTURING AND OTHER CHARGES
On August 8, 2011, the Company announced a restructuring plan (the “2011 restructuring plan”) designed to streamline management decision making and continue the regionalization of the Company’s operating structure, with the objective of reinvesting the savings generated in innovation and growth initiatives. During fiscal 2011, the Company incurred $24.2 million in restructuring costs related to termination benefits provided to employees who were involuntarily terminated and special termination benefits provided to certain employees upon future separation, as well as $2.3 million related to curtailment charges for its U.S. defined benefit pension and U.S. retiree medical plans. A majority of these costs that were incurred were in relation to the Global Consumer segment and Corporate & Other. In continuation of the 2011 restructuring plan, during the nine months ended June 30, 2012, the Company incurred an additional $1.7 million in restructuring costs related to termination benefits provided to employees who accepted voluntary retirement and special termination benefits provided to certain employees upon future separation as well as $0.2 million related to curtailment charges for its U.S. defined benefit pension and U.S retiree medical plans. A significant portion of the amounts reserved as of June 30, 2012, will be paid out over the course of fiscal 2012. Included in the restructuring reserves is $7.4 million that is classified as long-term. Payments against the long-term reserves will start once the employees covered by the 2011 restructuring plan retire.
The following table summarizes the activity related to liabilities associated with the restructuring and other charges during the nine months ended June 30, 2012 (in millions):

Amounts reserved for restructuring and other charges at September 30, 2011	$29.6
Restructuring and other charges	1.9
Payments and other	(14.2)
Amounts reserved for restructuring and other charges at June 30, 2012	$17.3
For the nine months ended June 30, 2012, the Company recognized a $5.3 million asset impairment charge as a result of issues with commercialization of products including the active ingredient MAT 28 for the Global Consumer segment. Also included is a $0.5 million impairment charge related to the investment in Turf-Seed (Europe) Limited.
NOTE 5. INVENTORIES
Inventories consisted of the following for each of the periods presented (in millions):

	JUNE 30, 2012	JULY 2, 2011	SEPTEMBER 30, 2011
Finished goods	$284.6	$258.7	$130.7
Work-in-process	37.1	27.7	34.3
Raw materials	147.6	155.8	222.0
Total inventories	$469.3	$442.2	$387.0

Adjustments to reflect inventories at net realizeable values were $26.3 million at June 30, 2012, $31.4 million at July 2, 2011 and $31.4 million at September 30, 2011.
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
In consideration for the rights granted to the Company under the Marketing Agreement for North America, the Company was required to pay a marketing fee of $32 million to Monsanto. The Company has deferred this amount on the basis that the payment will provide a future benefit through commissions that will be earned under the Marketing Agreement. The economic useful life over which the marketing fee is being amortized is 20 years, with a remaining amortization period of less than seven years as of June 30, 2012.
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

	THREE MONTHS ENDED		NINE MONTHS ENDED
	JUNE 30, 2012	JULY 2, 2011	JUNE 30, 2012	JULY 2, 2011
Gross commission	$38.2	$32.9	$71.6	$65.9
Contribution expenses	(5.0)	(5.0)	(15.0)	(15.0)
Amortization of marketing fee	(0.2)	(0.2)	(0.6)	(0.6)
Net commission income	33.0	27.7	56.0	50.3
Reimbursements associated with Marketing Agreement	27.8	17.7	69.0	51.9
Total net sales associated with Marketing Agreement	$60.8	$45.4	$125.0	$102.2
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
NOTE 7. DEBT
The components of long-term debt are as follows (in millions):

	JUNE 30, 2012	JULY 2, 2011	SEPTEMBER 30, 2011
Credit facility – revolving loans	$278.3	$377.0	$387.2
Senior Notes – 7.25%	200.0	200.0	200.0
Senior Notes – 6.625%	200.0	200.0	200.0
MARP Agreement	87.5	—	—
Other	5.4	7.2	7.8
	771.2	784.2	795.0
Less current portions	90.8	2.1	3.2
Total long-term debt	$680.4	$782.1	$791.8

As of June 30, 2012, there was $1.4 billion of availability under the Company’s senior secured credit facility, including availability under letters of credit. Under the credit facility, the Company has the ability to issue letter of credit commitments up to $75 million. At June 30, 2012, the Company had letters of credit in the aggregate face amount of $25.4 million outstanding.
The Company was in compliance with the terms of all debt covenants at June 30, 2012. The credit facility contains, among other obligations, an affirmative covenant regarding the Company’s leverage ratio, calculated as average total indebtedness, as described in the Company’s credit facility, relative to the Company’s earnings before interest, taxes, deprecation and amortization ("EBITDA"), as adjusted pursuant to the terms of the credit facility (“Adjusted EBITDA”). Under the terms of the credit facility, the maximum leverage ratio was 3.50 as of June 30, 2012. The Company’s leverage ratio was 2.86 at June 30, 2012. The Company’s credit facility also includes an affirmative covenant regarding its interest coverage ratio. Interest coverage ratio is calculated as Adjusted EBITDA divided by interest expense, as described in the credit facility, and excludes costs related to refinancings. Under the terms of the credit facility, the minimum interest coverage ratio was 3.50 for the twelve months ended June 30, 2012. The Company’s interest coverage ratio was 4.89 for the twelve months ended June 30, 2012.
The Company accounts for the sale of receivables under the Master Accounts Receivable Purchase Agreement ("MARP Agreement") as short-term debt and continues to carry the receivables on its Consolidated Balance Sheet, primarily as a result of the Company’s right to repurchase receivables sold. There were $87.5 million in borrowings under the MARP Agreement as of June 30, 2012.
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
7.25% Senior Notes
The fair value of Scotts Miracle-Gro’s 7.25% Senior Notes due 2018 (the “7.25% Senior Notes”) can be determined based on the trading of the 7.25% Senior Notes in the open market. The difference between the carrying value and the fair value of the 7.25% Senior Notes represents the premium or discount on that date. Based on the trading value on or around June 30, 2012, July 2, 2011 and September 30, 2011, the fair value of the 7.25% Senior Notes was approximately $216.8 million, $218.0 million and $206.0 million, respectively. The fair value measurement for the 7.25% Senior Notes was classified in Level 1 of the fair value hierarchy.
6.625% Senior Notes
The fair value of Scotts Miracle-Gro’s 6.625% Senior Notes due 2020 (the “6.625% Senior Notes”) can be determined based on the trading of the 6.625% Senior Notes in the open market. The difference between the carrying value and the fair value of the 6.625% Senior Notes represents the premium or discount on that date. Based on the trading value on or around June 30, 2012, July 2, 2011 and September 30, 2011, the fair value of the 6.625% Senior Notes was approximately $215.0 million, $204.0 million and $198.1 million, respectively. The fair value measurement for the 6.625% Senior Notes was classified in Level 1 of the fair value hierarchy.
Accounts Receivable Pledged
The interest rate on the short-term debt associated with accounts receivable pledged under the MARP Agreement fluctuates with the applicable LIBOR rate, which are the prevailing market rates, and thus the carrying value is a reasonable estimate of fair value. The fair value measurement for the MARP agreement was classified in Level 2 of the fair value hierarchy.

NOTE 8. COMPREHENSIVE INCOME (LOSS)
The components of other comprehensive income (loss) (“OCI”) were as follows (in millions):

	THREE MONTHS ENDED		NINE MONTHS ENDED
	JUNE 30, 2012	JULY 2, 2011	JUNE 30, 2012	JULY 2, 2011
Net income	$93.3	$111.6	$146.6	$221.3
Other comprehensive income (loss):
Net unrealized (loss) gain on derivative instruments	(2.0)	(3.5)	0.3	4.6
Net change in pension and other postretirement related items	1.5	1.0	3.6	7.9
Foreign currency translation adjustments	4.4	(3.2)	(0.5)	(12.5)
Total comprehensive income	$97.2	$105.9	$150.0	$221.3
NOTE 9. RETIREMENT AND RETIREE MEDICAL PLANS
The following summarizes the components of net periodic benefit cost for the retirement and retiree medical plans sponsored by the Company (in millions):

	THREE MONTHS ENDED
	JUNE 30, 2012			JULY 2, 2011
	U.S. Pension	International Pension	U.S. Medical	U.S. Pension	International Pension	U.S. Medical
Service cost	$—	$0.3	$0.2	$—	$0.4	$0.1
Interest cost	1.1	2.5	0.4	1.2	2.6	0.4
Expected return on plan assets	(1.3)	(2.4)	—	(1.3)	(2.4)	—
Net amortization	1.2	0.2	—	1.2	0.3	—
Net periodic benefit cost	$1.0	$0.6	$0.6	$1.1	$0.9	$0.5

	NINE MONTHS ENDED
	JUNE 30, 2012			JULY 2, 2011
	U.S. Pension	International Pension	U.S. Medical	U.S. Pension	International Pension	U.S. Medical
Service cost	$—	$1.0	$0.4	$—	$1.2	$0.3
Interest cost	3.4	7.8	1.2	3.6	8.0	1.2
Expected return on plan assets	(4.1)	(7.5)	—	(3.9)	(7.6)	—
Net amortization	3.7	0.7	—	3.7	1.1	—
Curtailment loss	0.2	—	0.1	—	—	—
Net periodic benefit cost	$3.2	$2.0	$1.7	$3.4	$2.7	$1.5
NOTE 10. SHAREHOLDERS' EQUITY
During the nine months ended June 30, 2012, Scotts Miracle-Gro repurchased 0.4 million of its common shares (the “Common Shares”) for $17.5 million. These repurchases were made pursuant to the $700 million share repurchase program approved by the Scotts Miracle-Gro Board of Directors. Since the inception of the program in the fourth quarter of fiscal 2010 through June 30, 2012, Scotts Miracle-Gro has repurchased approximately 7.9 million Common Shares for $401.2 million to be held in treasury.

Share-Based Awards
The following is a summary of the share-based awards granted during the periods indicated:

	NINE MONTHS ENDED
	June 30, 2012	July 2, 2011
Employees
Options	464,061	429,700
Restricted stock units	106,844	69,419
Performance units	110,079	53,874
Board of Directors
Deferred stock units	28,317	26,151
Total share-based awards	709,301	579,144
Aggregate fair value at grant dates (in millions)	$17.0	$13.8

Total share-based compensation recognized was as follows for the periods indicated (in millions):

	THREE MONTHS ENDED		NINE MONTHS ENDED
	JUNE 30, 2012	JULY 2, 2011	JUNE 30, 2012	JULY 2, 2011
Share-based compensation	$1.7	$3.4	$10.6	$14.3
Tax benefit recognized	0.7	1.3	4.1	5.5

NOTE 11. INCOME TAXES
The effective tax rate related to continuing operations for the nine months ended June 30, 2012, was 37.2%, compared to 36.5% for the nine months ended July 2, 2011. The effective tax rate used for interim reporting purposes is based on management’s best estimate of factors impacting the effective tax rate for the full fiscal year. An allocation of the income tax expense has been separately determined to report the discontinued operations, net of tax. There can be no assurance that the effective tax rate estimated for interim financial reporting purposes will approximate the effective tax rate determined at fiscal year end.
Scotts Miracle-Gro or one of its subsidiaries files income tax returns in the U.S. federal jurisdiction and various state, local and foreign jurisdictions. With few exceptions, which are discussed below, the Company is no longer subject to examinations by these tax authorities for fiscal years prior to 2009. The Company is currently under examination by certain foreign and U.S. state and local tax authorities. In regard to the local German audit, the tax periods under examination are limited to fiscal years 2004 through 2008. In regard to the local Canadian audit, the tax periods under examination are limited to fiscal years 2009 through 2010. In regard to the U.S. state and local audits, the tax periods under examinations are limited to fiscal years 1997 through 2009. In addition to these aforementioned audits, certain other tax deficiency notices and refund claims for previous years remain unresolved.
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
NOTE 12. CONTINGENCIES
Management regularly evaluates the Company’s contingencies, including various lawsuits and claims which arise in the normal course of business, product and general liabilities, workers’ compensation, property losses and other liabilities for which the Company is self-insured or retains a high exposure limit. Self-insurance reserves are established based on actuarial loss estimates for specific individual claims plus actuarially estimated amounts for incurred but not reported claims and adverse development factors applied to existing claims. Legal costs incurred in connection with the resolution of claims, lawsuits and other contingencies generally are expensed as incurred. In the opinion of management, its assessment of contingencies is reasonable and related reserves, in the aggregate, are adequate; however, there can be no assurance that final resolution of these matters will not have a material effect on the Company’s financial condition, results of operations or cash flows. The Company's identified contingencies include the matters set out below.

FIFRA Compliance, Corresponding Governmental Investigations and Related Litigation
For a description of the Company’s ongoing FIFRA compliance efforts, the corresponding governmental investigations and related matters, see “NOTE 3. PRODUCT REGISTRATION AND RECALL MATTERS.”
Other Regulatory Matters
At June 30, 2012, $3.9 million was accrued in the “Other liabilities” line in the Condensed Consolidated Balance Sheet for non-FIFRA compliance-related environmental actions, the majority of which is for site remediation. The amounts accrued are believed to be adequate to cover such known environmental exposures based on current facts and estimates of likely outcomes. Although it is reasonably possible that the costs to resolve such known environmental exposures will exceed the amounts accrued, any variation from accrued amounts is not expected to be material.
Other
The Company has been named as a defendant in a number of cases alleging injuries that the lawsuits claim resulted from exposure to asbestos-containing products, apparently based on the Company’s historic use of vermiculite in certain of its products. In many of these cases, the complaints are not specific about the plaintiffs’ contacts with the Company or its products. None of the claims seek damages from the Company alone. The Company believes that the claims against it are without merit and is vigorously defending against them. It is not currently possible to reasonably estimate a probable loss, if any, associated with these cases and, accordingly, no accrual or reserves have been recorded in the Company’s condensed consolidated financial statements. The Company is reviewing agreements and policies that may provide insurance coverage or indemnity as to these claims and is pursuing coverage under some of these agreements and policies, although there can be no assurance of the results of these efforts. There can be no assurance that these cases, whether as a result of adverse outcomes or as a result of significant defense costs, will not have a material effect on the Company’s financial condition, results of operations or cash flows.
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
Exchange Rate Risk Management
The Company periodically uses foreign currency swap contracts to manage the exchange rate risk associated with intercompany loans with foreign subsidiaries that are denominated in local currencies. At June 30, 2012, the notional amount of outstanding foreign currency swap contracts was $146.7 million, with a negative fair value of $1.6 million. At July 2, 2011, the notional amount of outstanding foreign currency swap contracts was $382.4 million, with a fair value of $0.8 million. The fair value of foreign currency swap contracts is determined based on changes in spot rates. The contracts will mature over the next fiscal year.
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
At June 30, 2012 and July 2, 2011, the Company had outstanding interest rate swap agreements with major financial institutions that effectively converted a portion of the Company’s variable-rate debt to a fixed rate. The swap agreements had a total U.S. dollar equivalent notional amount of $700 million and $900 million at June 30, 2012 and July 2, 2011, respectively. Included in the AOCI balance at June 30, 2012 was a loss of $4.4 million related to interest rate swap agreements that is expected to be reclassified to earnings during the next 12 months, consistent with the timing of the underlying hedged transactions.

Commodity Price Risk Management
The Company had outstanding hedging arrangements at June 30, 2012 designed to fix the price of a portion of its projected future urea requirements. The contracts are designated as hedges of the Company’s exposure to future cash flow fluctuations associated with the cost of urea. The objective of the hedges is to mitigate the earnings and cash flow volatility attributable to the risk of changing prices. Unrealized gains or losses in the fair value of these contracts are recorded to the AOCI component of shareholders’ equity. Realized gains or losses remain as a component of AOCI until the related inventory is sold. Upon sale of the underlying inventory, the gain or loss is reclassified to cost of sales. Included in the AOCI balance at June 30, 2012 was a gain of $0.3 million related to urea derivatives that is expected to be reclassified to earnings during the next 12 months, consistent with the timing of the underlying hedged transactions.
Periodically, the Company also uses derivatives to partially mitigate the effect of fluctuating diesel and gasoline costs on operating results. Any such derivatives that do not qualify for hedge accounting treatment in accordance with GAAP are recorded at fair value, with unrealized gains and losses on open contracts and realized gains or losses on settled contracts recorded as an element of cost of sales. Unrealized gains or losses in the fair value of contracts that do qualify for hedge accounting are recorded in OCI except for any ineffective portion of the change in fair value, which is immediately recorded in earnings. For the effective portion of the change in fair value, realized gains or losses remain as a component of AOCI until the related fuel is consumed. Upon consumption of the fuel, the gain or loss is reclassified to cost of sales. Included in the AOCI balance at June 30, 2012 was a gain of $0.1 million related to fuel derivatives that is expected to be reclassified to earnings during the next 12 months, consistent with the timing of the underlying hedged transactions.

The Company had the following outstanding commodity contracts that were entered into to hedge forecasted purchases:

Commodity	JUNE 30, 2012		JULY 2, 2011
Urea	13,500	tons	7,500	tons
Diesel	2,016,000	gallons	1,344,000	gallons
Gasoline	336,000	gallons	—
Heating Oil	210,000	gallons	—

Fair Values of Derivative Instruments
The fair values of the Company’s derivative instruments were as follows (in millions):

		ASSETS / (LIABILITIES)
DERIVATIVES DESIGNATED AS HEDGING INSTRUMENTS		JUNE 30, 2012	JULY 2, 2011	SEPTEMBER 30, 2011
	BALANCE SHEET LOCATION	FAIR VALUE
Interest rate swap agreements	Other assets	$—	$0.8	$—
	Other current liabilities	(7.2)	(13.0)	(10.7)
	Other liabilities	(17.9)	(4.6)	(17.4)
Commodity hedging instruments	Prepaid and other current assets	—	0.6	0.1
	Other current liabilities	(0.3)	—	(0.3)
Total derivatives designated as hedging instruments		$(25.4)	$(16.2)	$(28.3)

DERIVATIVES NOT DESIGNATED AS HEDGING INSTRUMENTS
Foreign currency swap contracts	Prepaid and other current assets	$—	$3.1	$2.7
	Other current liabilities	(1.6)	(2.3)	—
Commodity hedging instruments	Prepaid and other current assets	—	0.3	—
	Other current liabilities	(0.2)	—	(0.5)
Total derivatives not designated as hedging instruments		$(1.8)	$1.1	$2.2
Total derivatives		$(27.2)	$(15.1)	$(26.1)

The effect of derivative instruments on OCI and the Condensed Consolidated Statements of Operations was as follows (in millions):

DERIVATIVES IN CASH FLOW HEDGING RELATIONSHIPS	AMOUNT OF GAIN / (LOSS) RECOGNIZED IN OCI
	THREE MONTHS ENDED		NINE MONTHS ENDED
	JUNE 30, 2012	JULY 2, 2011	JUNE 30, 2012	JULY 2, 2011
Interest rate swap agreements	$(3.7)	$(6.4)	$(8.3)	$(5.1)
Commodity hedging instruments	—	0.3	0.8	1.7
Total	$(3.7)	$(6.1)	$(7.5)	$(3.4)

DERIVATIVES IN CASH FLOW HEDGING RELATIONSHIPS	LOCATION OF GAIN / (LOSS) RECLASSIFIED FROM AOCI INTO EARNINGS	AMOUNT OF GAIN / (LOSS) RECLASSIFIED FROM AOCI INTO EARNINGS
		THREE MONTHS ENDED		NINE MONTHS ENDED
		JUNE 30, 2012	JULY 2, 2011	JUNE 30, 2012	JULY 2, 2011
Interest rate swap agreements	Interest expense	$(2.4)	$(3.3)	$(9.5)	$(10.1)
Commodity hedging instruments	Cost of sales	0.7	0.7	1.7	2.1
Total		$(1.7)	$(2.6)	$(7.8)	$(8.0)

DERIVATIVES NOT DESIGNATED AS HEDGING INSTRUMENTS	LOCATION OF GAIN / (LOSS) RECOGNIZED IN EARNINGS	AMOUNT OF GAIN / (LOSS) RECOGNIZED IN EARNINGS
		THREE MONTHS ENDED		NINE MONTHS ENDED
		JUNE 30, 2012	JULY 2, 2011	JUNE 30, 2012	JULY 2, 2011
Foreign currency swap contracts	Interest expense	$(5.4)	$0.3	$(3.7)	$5.9
Commodity hedging instruments	Cost of sales	(0.9)	(0.3)	1.0	2.0
Total		$(6.3)	$—	$(2.7)	$7.9

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

The following table presents the Company’s financial assets and liabilities measured at fair value on a recurring basis at June 30, 2012 (in millions):

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Unobservable Inputs (Level 3)	Total
Assets
Cash equivalents	$84.8	$—	$—	$84.8
Other	6.4	—	—	6.4
Total	$91.2	$—	$—	$91.2
Liabilities
Derivatives
Interest rate swap agreements	$—	$(25.1)	$—	$(25.1)
Foreign currency swap contracts	—	(1.6)	—	(1.6)
Commodity hedging instruments	—	(0.5)	—	(0.5)
Total	$—	$(27.2)	$—	$(27.2)
The following table presents the Company’s financial assets and liabilities measured at fair value on a recurring basis at July 2, 2011 (in millions):

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Unobservable Inputs (Level 3)	Total
Assets
Derivatives
Interest rate swap agreements	$—	$0.8	$—	$0.8
Foreign currency swap contracts	—	3.1	—	3.1
Commodity hedging instruments	—	0.9	—	0.9
Other	7.5	—	—	7.5
Total	$7.5	$4.8	$—	$12.3
Liabilities
Derivatives
Interest rate swap agreements	$—	$(17.6)	$—	$(17.6)
Foreign currency swap contracts	—	(2.3)	—	(2.3)
Total	$—	$(19.9)	$—	$(19.9)

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
The following tables present summarized financial information concerning the Company’s reportable segments for the periods indicated (in millions):

	THREE MONTHS ENDED		NINE MONTHS ENDED
	JUNE 30, 2012	JULY 2, 2011	JUNE 30, 2012	JULY 2, 2011
Net sales:
Global Consumer	$960.7	$951.6	$2,229.4	$2,225.2
Scotts LawnService®	87.8	82.4	161.3	152.2
Segment total	1,048.5	1,034.0	2,390.7	2,377.4
Corporate & Other	13.7	24.7	56.2	41.1
Consolidated	$1,062.2	$1,058.7	$2,446.9	$2,418.5
Income from continuing operations before income taxes:
Global Consumer	$171.7	$209.9	$377.4	$453.8
Scotts LawnService®	22.4	22.4	4.9	2.7
Segment total	194.1	232.3	382.3	456.5
Corporate & Other	(20.3)	(16.2)	(74.0)	(80.1)
Intangible asset amortization	(2.2)	(3.1)	(6.7)	(8.1)
Product registration and recall matters	(4.0)	(6.8)	(7.8)	(11.0)
Impairment, restructuring and other charges	0.4	(13.8)	(7.8)	(13.8)
Costs related to refinancing	—	(1.2)	—	(1.2)
Interest expense	(16.6)	(14.0)	(49.8)	(37.3)
Consolidated	$151.4	$177.2	$236.2	$305.0

	JUNE 30, 2012	JULY 2, 2011	SEPTEMBER 30, 2011
Total assets:
Global Consumer	$1,967.3	$2,037.9	$1,552.4
Scotts LawnService®	183.2	180.2	184.3
Corporate & Other	233.6	309.1	315.5
Consolidated	$2,384.1	$2,527.2	$2,052.2

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
The following information presents Condensed Consolidating Statements of Operations for the three and nine months ended June 30, 2012 and July 2, 2011, Condensed Consolidating Statements of Cash Flows for the nine months ended June 30, 2012 and July 2, 2011, and Condensed Consolidating Balance Sheets as of June 30, 2012, July 2, 2011 and September 30, 2011. The condensed consolidating financial information presents, in separate columns, financial information for: Scotts Miracle-Gro on a Parent-only basis, carrying its investment in subsidiaries under the equity method; Guarantors on a combined basis, carrying their investments in subsidiaries which do not guarantee the debt (collectively, the “Non-Guarantors”) under the equity method; Non-Guarantors on a combined basis; and eliminating entries. The eliminating entries primarily reflect intercompany transactions, such as interest expense, accounts receivable and payable, short and long-term debt, and the elimination of equity investments and income in subsidiaries. Because the Parent is obligated to pay the unpaid principal amount and interest on all amounts borrowed by the Guarantors or Non-Guarantors under the credit facility (and was obligated to pay the unpaid principal amount and interest on all amounts borrowed by the Guarantors and Non-Guarantors under the previous senior secured five-year revolving loan facility), the borrowings and related interest expense for the loans outstanding of the Guarantors and Non-Guarantors are also presented in the accompanying Parent-only financial information, and are then eliminated.

THE SCOTTS MIRACLE-GRO COMPANY
Condensed Consolidating Statement of Operations
for the three months ended June 30, 2012
(in millions)
(Unaudited)

	Parent	Subsidiary Guarantors	Non- Guarantors	Eliminations	Consolidated
Net sales	$—	$895.6	$166.6	$—	$1,062.2
Cost of sales	—	577.5	118.0	—	695.5
Cost of sales – product registration and recall matters	—	0.2	—	—	0.2
Gross profit	—	317.9	48.6	—	366.5
Operating expenses:
Selling, general and administrative	—	150.2	47.3	—	197.5
Impairment, restructuring and other charges	—	—	(0.4)	—	(0.4)
Product registration and recall matters	—	3.8	—	—	3.8
Other income, net	—	(2.1)	(0.3)	—	(2.4)
Income from operations	—	166.0	2.0	—	168.0
Equity income in subsidiaries	(101.0)	(0.3)	—	101.3	—
Other non-operating income	(6.8)	—	—	6.8	—
Interest expense	14.8	7.1	1.5	(6.8)	16.6
Income from continuing operations before income taxes	93.0	159.2	0.5	(101.3)	151.4
Income tax expense (benefit) from continuing operations	(0.3)	56.5	0.2	—	56.4
Income from continuing operations	93.3	102.7	0.3	(101.3)	95.0
Loss from discontinued operations, net of tax	—	(1.7)	—	—	(1.7)
Net income	$93.3	$101.0	$0.3	$(101.3)	$93.3

THE SCOTTS MIRACLE-GRO COMPANY
Condensed Consolidating Statement of Operations
for the nine months ended June 30, 2012
(in millions)
(Unaudited)

	Parent	Subsidiary Guarantors	Non- Guarantors	Eliminations	Consolidated
Net sales	$—	$2,015.3	$431.6	$—	$2,446.9
Cost of sales	—	1,296.5	295.9	—	1,592.4
Cost of sales – product registration and recall matters	—	0.4	—	—	0.4
Gross profit	—	718.4	135.7	—	854.1
Operating expenses:
Selling, general and administrative	—	435.2	122.3	—	557.5
Impairment, restructuring and other charges	—	8.6	(0.8)	—	7.8
Product registration and recall matters	—	7.4	—	—	7.4
Other income, net	—	(3.5)	(1.1)	—	(4.6)
Income from operations	—	270.7	15.3	—	286.0
Equity income in subsidiaries	(169.7)	(7.5)	—	177.2	—
Other non-operating income	(22.4)	—	—	22.4	—
Interest expense	46.3	22.4	3.5	(22.4)	49.8
Income from continuing operations before income taxes	145.8	255.8	11.8	(177.2)	236.2
Income tax expense (benefit) from continuing operations	(0.8)	84.4	4.3	—	87.9
Income from continuing operations	146.6	171.4	7.5	(177.2)	148.3
Loss from discontinued operations, net of tax	—	(1.7)	—	—	(1.7)
Net income	$146.6	$169.7	$7.5	$(177.2)	$146.6

THE SCOTTS MIRACLE-GRO COMPANY
Condensed Consolidating Statement of Cash Flows
for the nine months ended June 30, 2012
(in millions)
(Unaudited)

	Parent	Subsidiary Guarantors	Non- Guarantors	Eliminations	Consolidated
NET CASH (USED IN) PROVIDED BY OPERATING ACTIVITIES	$(23.1)	$154.6	$(16.4)	$—	$115.1

INVESTING ACTIVITIES
Proceeds from sale of long-lived assets	—	0.5	—	—	0.5
Investments in property, plant and equipment	—	(33.4)	(5.6)	—	(39.0)
Investment in acquired business, net of cash acquired	—	(6.7)	(0.3)	—	(7.0)
Net cash used in investing activities	—	(39.6)	(5.9)	—	(45.5)

FINANCING ACTIVITIES
Borrowings under revolving and bank lines of credit	—	835.6	696.3	—	1,531.9
Repayments under revolving and bank lines of credit	—	(926.4)	(623.0)	—	(1,549.4)
Dividends paid	(55.5)	—	—	—	(55.5)
Purchase of common shares	(17.5)	—	—	—	(17.5)
Excess tax benefits from share-based payment arrangements	—	5.0	—	—	5.0
Cash received from the exercise of stock options	16.6	—	—	—	16.6
Intercompany financing	79.5	(30.5)	(49.0)	—	—
Net cash provided by (used in) financing activities	23.1	(116.3)	24.3	—	(68.9)
Effect of exchange rate changes on cash	—	—	0.7	—	0.7
Net increase (decrease) in cash and cash equivalents	—	(1.3)	2.7	—	1.4
Cash and cash equivalents, beginning of period	—	4.3	126.6	—	130.9
Cash and cash equivalents, end of period	$—	$3.0	$129.3	$—	$132.3

THE SCOTTS MIRACLE-GRO COMPANY
Condensed Consolidating Balance Sheet
As of June 30, 2012
(in millions)
(Unaudited)

	Parent	Subsidiary Guarantors	Non- Guarantors	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$—	$3.0	$129.3	$—	$132.3
Accounts receivable, net	—	354.4	162.3	—	516.7
Accounts receivable pledged	—	97.2	—	—	97.2
Inventories	—	377.9	91.4	—	469.3
Prepaid and other current assets	—	86.7	43.9	—	130.6
Total current assets	—	919.2	426.9	—	1,346.1
Property, plant and equipment, net	—	339.1	48.6	—	387.7
Goodwill	—	308.4	0.7	—	309.1
Intangible assets, net	—	265.3	43.4	—	308.7
Other assets	29.5	12.4	27.5	(36.9)	32.5
Equity investment in subsidiaries	935.9	—	—	(935.9)	—
Intercompany assets	417.3	92.6	—	(509.9)	—
Total assets	$1,382.7	$1,937.0	$547.1	$(1,482.7)	$2,384.1

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current portion of debt	$—	$88.7	$2.1	$—	$90.8
Accounts payable	—	174.9	67.9	—	242.8
Other current liabilities	15.1	342.7	118.8	—	476.6
Total current liabilities	15.1	606.3	188.8	—	810.2
Long-term debt	676.3	84.2	196.1	(276.2)	680.4
Other liabilities	17.3	199.6	39.5	(36.9)	219.5
Equity investment in subsidiaries	—	281.3	—	(281.3)	—
Intercompany liabilities	—	—	233.7	(233.7)	—
Total liabilities	708.7	1,171.4	658.1	(828.1)	1,710.1
Shareholders’ equity	674.0	765.6	(111.0)	(654.6)	674.0
Total liabilities and shareholders’ equity	$1,382.7	$1,937.0	$547.1	$(1,482.7)	$2,384.1

THE SCOTTS MIRACLE-GRO COMPANY
Condensed Consolidating Statement of Operations
for the three months ended July 2, 2011
(in millions)
(Unaudited)

	Parent	Subsidiary Guarantors	Non- Guarantors	Eliminations	Consolidated
Net sales	$—	$852.9	$205.8	$—	$1,058.7
Cost of sales	—	528.8	128.7	—	657.5
Cost of sales—product registration and recall matters	—	1.1	—	—	1.1
Gross profit	—	323.0	77.1	—	400.1
Operating expenses:
Selling, general and administrative	—	134.1	58.3	—	192.4
Impairment, restructuring and other charges	—	13.8	—	—	13.8
Product registration and recall matters	—	5.7	—	—	5.7
Other income, net	—	(4.1)	(0.1)	—	(4.2)
Income from operations	—	173.5	18.9	—	192.4
Equity income in subsidiaries	(120.3)	(4.6)	—	124.9	—
Other non-operating income	(5.4)	—	—	5.4	—
Costs related to refinancing	1.2	—	—	—	1.2
Interest expense	13.1	5.3	1.0	(5.4)	14.0
Income from continuing operations before income taxes	111.4	172.8	17.9	(124.9)	177.2
Income tax expense (benefit) from continuing operations	(0.2)	59.2	6.5	—	65.5
Income from continuing operations	111.6	113.6	11.4	(124.9)	111.7
Income (loss) from discontinued operations, net of tax	—	6.7	(6.8)	—	(0.1)
Net income	$111.6	$120.3	$4.6	$(124.9)	$111.6

THE SCOTTS MIRACLE-GRO COMPANY
Condensed Consolidating Statement of Operations
for the nine months ended July 2, 2011
(in millions)
(Unaudited)

	Parent	Subsidiary Guarantors	Non- Guarantors	Eliminations	Consolidated
Net sales	$—	$1,961.1	$457.4	$—	$2,418.5
Cost of sales	—	1,208.5	294.9	—	1,503.4
Cost of sales—product registration and recall matters	—	3.2	—	—	3.2
Gross profit	—	749.4	162.5	—	911.9
Operating expenses:
Selling, general and administrative	—	420.7	131.1	—	551.8
Impairment, restructuring and other charges	—	13.8	—	—	13.8
Product registration and recall matters	—	7.8	—	—	7.8
Other income, net	—	(3.9)	(1.1)	—	(5.0)
Income from operations	—	311.0	32.5	—	343.5
Equity income in subsidiaries	(242.5)	(5.1)	—	247.6	—
Other non-operating income	(15.0)	—	—	15.0	—
Costs related to refinancing	1.2	—	—	—	1.2
Interest expense	35.6	14.4	2.3	(15.0)	37.3
Income from continuing operations before income taxes	220.7	301.7	30.2	(247.6)	305.0
Income tax expense (benefit) from continuing operations	(0.6)	101.0	11.0	—	111.4
Income from continuing operations	221.3	200.7	19.2	(247.6)	193.6
Income (loss) from discontinued operations, net of tax	—	41.8	(14.1)	—	27.7
Net income	$221.3	$242.5	$5.1	$(247.6)	$221.3

THE SCOTTS MIRACLE-GRO COMPANY
Condensed Consolidating Statement of Cash Flows
for the nine months ended July 2, 2011
(in millions)
(Unaudited)

	Parent	Subsidiary Guarantors	Non- Guarantors	Eliminations	Consolidated
NET CASH (USED IN) PROVIDED BY OPERATING ACTIVITIES	$(16.0)	$54.4	$(51.9)	$—	$(13.5)

INVESTING ACTIVITIES
Proceeds from sale of long-lived assets	—	0.2	—	—	0.2
Proceeds from sale of business, net of transaction costs	—	159.0	94.9	—	253.9
Investments in property, plant and equipment	—	(49.7)	(3.6)	—	(53.3)
Payment of contingent consideration and related	—	(20.0)	—	—	(20.0)
Investment in acquired business, net of cash acquired	—	(0.8)	—	—	(0.8)
Net cash provided by investing activities	—	88.7	91.3	—	180.0

FINANCING ACTIVITIES
Borrowings under revolving and bank lines of credit	—	860.5	558.7	—	1,419.2
Repayments under revolving and bank lines of credit	(302.4)	(494.6)	(662.2)	—	(1,459.2)
Proceeds from issuance of Senior Notes	200.0	—	—	—	200.0
Financing and issuance fees	(18.5)	—	—	—	(18.5)
Dividends paid	(49.4)	—	—	—	(49.4)
Purchase of common shares	(218.7)	—	—	—	(218.7)
Excess tax benefits from share-based payment arrangements	—	5.4	—	—	5.4
Cash received from the exercise of stock options	29.4	—	—	—	29.4
Intercompany financing	375.6	(500.0)	124.4	—	—
Net cash provided by (used in) financing activities	16.0	(128.7)	20.9	—	(91.8)
Effect of exchange rate changes on cash	—	—	1.5	—	1.5
Net increase in cash and cash equivalents	—	14.4	61.8	—	76.2
Cash and cash equivalents, beginning of period	—	5.1	83.0	—	88.1
Cash and cash equivalents, end of period	$—	$19.5	$144.8	$—	$164.3

THE SCOTTS MIRACLE-GRO COMPANY
Condensed Consolidating Balance Sheet
As of July 2, 2011
(in millions)
(Unaudited)

	Parent	Subsidiary Guarantors	Non- Guarantors	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$—	$19.5	$144.8	$—	$164.3
Accounts receivable, net	—	500.4	193.5	—	693.9
Inventories	—	362.9	79.3	—	442.2
Prepaid and other current assets	—	93.7	43.6	—	137.3
Total current assets	—	976.5	461.2	—	1,437.7
Property, plant and equipment, net	—	347.1	47.2	—	394.3
Goodwill	—	305.8	0.7	—	306.5
Intangible assets, net	—	288.6	54.6	—	343.2
Other assets	28.1	21.6	43.4	(47.6)	45.5
Equity investment in subsidiaries	1,012.3	—	—	(1,012.3)	—
Intercompany assets	523.8	314.0	—	(837.8)	—
Total assets	$1,564.2	$2,253.6	$607.1	$(1,897.7)	$2,527.2

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current portion of debt	$—	$2.1	$—	$—	$2.1
Accounts payable	—	185.5	73.3	—	258.8
Other current liabilities	18.8	335.2	136.2	—	490.2
Total current liabilities	18.8	522.8	209.5	—	751.1
Long-term debt	777.0	380.1	2.0	(377.0)	782.1
Other liabilities	—	209.8	63.4	(47.5)	225.7
Equity investment in subsidiaries	—	298.9	—	(298.9)	—
Intercompany liabilities	—	—	460.8	(460.8)	—
Total liabilities	795.8	1,411.6	735.7	(1,184.2)	1,758.9
Shareholders’ equity	768.4	842.0	(128.6)	(713.5)	768.3
Total liabilities and shareholders’ equity	$1,564.2	$2,253.6	$607.1	$(1,897.7)	$2,527.2

THE SCOTTS MIRACLE-GRO COMPANY
Condensed Consolidating Balance Sheet
As of September 30, 2011
(in millions)
(Unaudited)

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
We undertook a number of important initiatives in fiscal 2012 to stimulate growth in the lawn and garden category and increase our market share. The most significant of those initiatives were: (1) increased support of our brands through increased advertising, and (2) a decision to hold prices to our customers flat, despite increased commodity costs. While we have seen some response to our initiatives, the resulting growth in consumer demand, and sales in our Global Consumer segment, have fallen materially short of expectations. At the beginning of the year, income from operations in fiscal 2012 was expected to remain relatively flat to prior year, with expected growth in sales offsetting the impact of our initiatives. As category growth has fallen short of expectations in fiscal 2012, we now expect income from operations to decline relative to fiscal 2011. Management has moderated expectations for near-term growth and is planning actions, including price increases, to recover a portion of the decline in operating income from fiscal 2011.
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

The Scotts Miracle-Gro Board of Directors has authorized the repurchase of up to $700 million of our Common Shares through September 30, 2014. Further, on August 9, 2012, we announced that the Scotts Miracle-Gro Board of Directors had increased our quarterly dividend from $0.30 to $0.325 per Common Share. The decision to increase the amount of cash we intend to return to our shareholders reflects our continued confidence in the business and our desire to maintain a consistent capital structure. From the inception of the share repurchase program in the fourth quarter of fiscal 2010 through the third quarter of fiscal 2012, we have repurchased approximately 7.9 million of our Common Shares in open market transactions for $401.2 million.
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
The U.S. EPA and related state investigations continue and the court has not yet issued its sentence with respect to the Plea Agreement between us and the U.S. DOJ. In addition, we may be subject to additional judgments, settlements, fines and/or penalties as a result of federal, state or private actions with respect to known or potential additional product registration issues. Accordingly, we cannot reasonably estimate the total scope or magnitude of all possible liabilities that could result from known or potential product registration issues. Based on the facts and circumstances known to us at this time (including settlement discussions that have taken place to date and the Plea Agreement), we have established what we believe to be an appropriate accrual. It is possible that any fines and/or penalties with respect to the investigations, as well as any judgments, litigation costs or other liabilities relating to such known or potential product registration issues, could exceed the amount of the accrual and could have an adverse effect on our financial condition, results of operations or cash flows.
As a result of these registration and recall matters, we have recorded charges for affected inventory and other registration and recall-related costs. The effects of these adjustments, including the accruals noted above, were pre-tax charges of $4.0 million and $6.8 million for the three month periods, and $7.8 million and $11.0 million for the nine month periods, ended June 30, 2012 and July 2, 2011, respectively. We expect that future charges will include costs associated with the rework of certain finished goods inventories, the potential disposal of certain products and ongoing third-party professional services related to the U.S. EPA, U.S. DOJ and state investigations. It may also be appropriate to establish additional accruals as settlement discussions continue or in connection with other actions or potential liabilities arising in connection with the product registration and recall issues.
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
RESULTS OF OPERATIONS
We classified Global Pro as discontinued operations, for all periods presented, beginning in our first quarter of fiscal 2011. As a result, and unless specifically stated, all discussions regarding results for the three and nine months ended June 30, 2012 and July 2, 2011, reflect results from our continuing operations.
The following table sets forth the components of income and expense as a percentage of net sales:

	THREE MONTHS ENDED		NINE MONTHS ENDED
	JUNE 30, 2012	JULY 2, 2011	JUNE 30, 2012	JULY 2, 2011
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	65.5	62.1	65.1	62.2
Cost of sales – product registration and recall matters	—	0.1	—	0.1
Gross profit	34.5	37.8	34.9	37.7
Operating expenses:
Selling, general and administrative	18.6	18.2	22.8	22.8
Impairment, restructuring and other charges	—	1.3	0.3	0.6
Product registration and recall matters	0.3	0.5	0.3	0.3
Other income, net	(0.2)	(0.4)	(0.2)	(0.2)
Income from operations	15.8	18.2	11.7	14.2
Costs related to refinancing	—	0.1	—	—
Interest expense	1.6	1.4	2.0	1.5
Income from continuing operations before income taxes	14.2	16.7	9.7	12.7
Income tax expense from continuing operations	5.3	6.2	3.6	4.6
Income from continuing operations	8.9	10.5	6.1	8.1
Income (loss) from discontinued operations, net of tax	(0.1)	—	(0.1)	1.1
Net income	8.8%	10.5%	6.0%	9.2%
Net Sales
Net sales for the three months ended June 30, 2012, were $1.062 billion, an increase of 0.3% from net sales of $1.059 billion for the three months ended July 2, 2011. Net sales for the nine months ended June 30, 2012, were $2.447 billion, an increase of 1.2% from net sales of $2.419 billion for the nine months ended July 2, 2011. The change in net sales was attributable to the following:

	THREE MONTHS ENDED	NINE MONTHS ENDED
	JUNE 30, 2012	JUNE 30, 2012
Volume	1.6%	1.2%
Pricing	(0.3)	0.6
Foreign exchange rates	(1.1)	(0.7)
Acquisitions	0.1	0.1
Net sales increase	0.3%	1.2%
The increase in net sales for the three and nine months ended June 30, 2012, was primarily driven by:

•	increased volume in our Global Consumer segment, driven by an increase in U.S. Consumer sales of mulch and controls products, partially offset by a decline in Europe and grass seed products;

•
increases in sales within Corporate & Other for the nine months ended June 30, 2012, related to ICL supply agreements, which were entered into in connection with the sale of Global Pro in February 2011;

•	partially offset by the unfavorable impact of foreign exchange rates as a results of the strengthening of the U.S. dollar relative to other currencies.
Cost of Sales
The following table shows the major components of cost of sales (in millions):

	THREE MONTHS ENDED		NINE MONTHS ENDED
	JUNE 30, 2012	JULY 2, 2011	JUNE 30, 2012	JULY 2, 2011
Materials	$424.0	$405.2	$975.9	$920.7
Manufacturing labor and overhead	119.5	119.8	275.0	272.3
Distribution and warehousing	124.2	114.8	272.5	258.5
Roundup reimbursements	27.8	17.7	69.0	51.9
	695.5	657.5	1,592.4	1,503.4
Product registration and recall matters	0.2	1.1	0.4	3.2
	$695.7	$658.6	$1,592.8	$1,506.6

Factors contributing to the change in cost of sales are outlined in the following table (in millions):

	THREE MONTHS ENDED	NINE MONTHS ENDED
	JUNE 30, 2012	JUNE 30, 2012
Material costs	$23.1	$68.9
Volume and product mix	12.7	14.9
Roundup® reimbursements	10.2	17.2
Foreign exchange rates	(8.0)	(12.0)
	38.0	89.0
Product registration and recall matters	(0.9)	(2.8)
Change in cost of sales	$37.1	$86.1
The increase in cost of sales, excluding product registration and recall matters, for the three and nine months ended June 30, 2012, was primarily driven by:

•	the increase in material costs primarily related to packaging for products and fertilizer inputs;

•
the impact of higher sales volume, including increased costs for distribution and warehousing as a result of an early season surge in consumer activity and continued and unplanned surge in mulch volume;

•	higher reimbursements attributable to our marketing agreement with Monsanto;

•	partially offset by the favorable impact of foreign exchange rates as a result of the strengthening of the U.S. dollar relative to other currencies.

Gross Profit
As a percentage of net sales, our gross profit rate was 34.5% and 37.8% for the three months ended June 30, 2012 and July 2, 2011 respectively. As a percentage of net sales, our gross profit rate was 34.9% and 37.7% for the nine months ended June 30, 2012 and July 2, 2011 respectively. Factors contributing to the change in gross profit rate are outlined in the following table:

	THREE MONTHS ENDED	NINE MONTHS ENDED
	JUNE 30, 2012	JUNE 30, 2012
Pricing	—%	0.4%
Material costs	(2.0)	(2.6)
Product mix and volume:
Roundup® commissions and reimbursements	(0.1)	(0.2)
Corporate & Other	—	(0.3)
Global Consumer mix and volume	(1.3)	(0.2)
	(3.4)	(2.9)
Product registration and recall matters	0.1	0.1
Change in gross profit rate	(3.3)%	(2.8)%
The decrease in the gross profit rate, excluding product registration and recall matters, for the three and nine months ended June 30, 2012, was primarily driven by:

•	increased material costs attributable primarily to packaging for products and fertilizer inputs;

•	negative product mix within the U.S., driven by increased sales of mulch products, and international;

•	increased costs for distribution and warehousing as a result of an early season surge in consumer activity and continued and unplanned surge in mulch volume; and

•	increased sales for the nine-month period associated with our supply agreements with ICL, which commenced with the sale of Global Pro in February 2011 and do not generate profit.
Selling, General and Administrative Expenses
The following table sets forth the components of selling, general and administrative expenses (in millions):

	THREE MONTHS ENDED		NINE MONTHS ENDED
	JUNE 30, 2012	JULY 2, 2011	JUNE 30, 2012	JULY 2, 2011
Advertising	$64.4	$56.7	$147.2	$121.8
Share-based compensation	1.7	3.4	10.6	14.3
Research and development	13.2	11.8	37.4	37.6
Amortization of intangibles	1.8	2.6	5.4	7.4
Other selling, general and administrative	116.4	117.9	356.9	370.7
	$197.5	$192.4	$557.5	$551.8

Selling, general and administrative (“SG&A”) expenses increased $5.1 million, or 2.7%, to $197.5 million for the third quarter and $5.7 million, or 1.0%, to $557.5 million for the first nine months of fiscal 2012 compared to the same periods of fiscal 2011. Our planned increase in media and marketing initiatives resulted in higher advertising expenses of $7.7 million and $25.4 million for the three and nine months ended June 30, 2012, respectively. The decrease in other SG&A for the first nine months of fiscal 2012 was driven by a $6.7 million decrease in severance expenses and a $6.5 million decrease in bad debt expense associated with a customer bankruptcy in 2011.

Product Registration and Recall Matters

We recorded $3.8 million and $7.4 million of SG&A-related product registration and recall costs during the three and nine months ended June 30, 2012, respectively. These costs primarily related to additional accruals made within fiscal 2012 for potential fines and penalties in connection with the U.S. EPA investigation, as well as legal and consulting fees. For the three and nine months ended July 2, 2011, we recorded $5.7 million and $7.8 million of SG&A-related product registration and recall costs, respectively, primarily related to accruals established in the third quarter of fiscal 2011 in connection with the U.S. EPA and U.S. DOJ investigations, as well as third-party compliance review, legal and consultant fees.

Impairment, Restructuring and Other Charges
For the three months ended June 30, 2012, we recognized income of $0.4 million associated with the resolution of certain international restructuring activities. For the nine months ended June 30, 2012, we incurred $7.8 million of impairment, restructuring and other charges. In continuation of the restructuring plan we initiated in fiscal 2011, we incurred $1.9 million in restructuring costs in the first nine months of fiscal 2012. These costs consisted primarily of $1.3 million of termination benefits provided to employees who accepted voluntary retirement, $0.5 million of special termination benefits to be provided to certain employees upon future separation and $0.2 million related to curtailment charges for our U.S. defined benefit pension and U.S retiree medical plans. Further, for the nine months ended June 30, 2012, we recognized a $5.3 million asset impairment charge as a result of issues with commercialization of products including the active ingredient MAT28 for the Global Consumer segment. Also included is a $0.5 million impairment charge related to our investment in Turf-Seed (Europe) Limited.
Other Income, net
Other income was $2.4 million and $4.6 million for the three and nine months ended June 30, 2012, respectively, compared to $4.2 million and $5.0 million for the three and nine months ended July 2, 2011, respectively. Other income is comprised of activities outside our normal business operations, such as royalty income from the licensing of certain of our brand names, franchise fee income from our Scotts LawnService® business, foreign exchange gains/losses and gains/losses from the sale of non-inventory assets. The respective changes from fiscal 2011 were not significant.
Interest Expense
Interest expense was $16.6 million and $49.8 million for the three and nine months ended June 30, 2012, respectively, compared to $14.0 million and $37.3 million for the three and nine months ended July 2, 2011, respectively. Excluding the impact of foreign exchange rates, average borrowings increased by approximately $143.9 million and $146.8 million during the three and nine months ended June 30, 2012, respectively, as compared to the same prior year periods. The increase in interest expense for the three months ended June 30, 2012 was attributable to an increase in average borrowings, partially offset by a decline in our weighted average interest rates of 22 basis points associated with the expiration of a 5.20% interest rate swap agreement in the second quarter of fiscal 2012. The increase in interest expense for the nine months ended June 30, 2012 was primarily attributable to an increase in average borrowings and the impact of higher rates associated with our new financing structure. During the nine months ended June 30, 2012, our weighted average interest rate increased by 42 basis points. The year-to-date increase was driven by the higher margin rates in our new credit facility and the full year-to-date impact of the 6.625% Senior Notes issued on December 16, 2010, partially offset by a decline in our weighted average interest rates primarily associated with the expiration of a 5.20% interest rate swap agreement in the second quarter of fiscal 2012.
Income Tax Expense
The effective tax rate related to continuing operations for the nine months ended June 30, 2012 was 37.2% compared to 36.5% for the nine months ended July 2, 2011. The effective tax rate used for interim purposes was based on management’s best estimate of factors impacting the effective tax rate for the full fiscal year. Factors affecting the estimated effective tax rate include assumptions as to income by jurisdiction (domestic and foreign), the availability and utilization of tax credits and the existence of elements of income and expense that may not be taxable or deductible. The estimated effective tax rate is subject to revision in later interim periods and at fiscal year end as facts and circumstances change during the course of the fiscal year. There can be no assurances that the effective tax rate estimated for interim financial reporting purposes will approximate the effective tax rate determined at fiscal year end.
Income from Continuing Operations
Income from continuing operations was $95.0 million, or $1.53 per diluted share, for the third quarter of fiscal 2012 compared to $111.7 million, or $1.69 per diluted share, for the third quarter of fiscal 2011. Income from continuing operations for the first nine months of fiscal 2012 was $148.3 million, or $2.39 per diluted share, versus $193.6 million, or $2.89 per diluted share, for the same period of fiscal 2011. The decrease in income from continuing operations for the first three and nine months of fiscal 2012 was driven primarily by higher material and distribution costs, planned incremental investment in media, marketing and selling expense, and interest expense, partially offset by reduced income tax expense. Diluted average common shares used in the diluted net income per common share calculation were 62.2 million for the third quarter of fiscal 2012 compared to 66.2 million for the same period a year ago. Diluted average common shares used in the diluted net income per common share calculation were 62.0 million for the nine months ended June 30, 2012 versus 67.1 million for the nine months ended July 2, 2011. Diluted average common shares included 1.1 million and 1.0 million equivalent shares for the third quarter and first nine months of fiscal 2012, respectively. These dilutive shares represented the effect of the assumed conversion of dilutive stock options, restricted stock and restricted stock unit awards. For the third quarter and first nine months of fiscal 2011, diluted average common shares included 1.7 million and 1.5 million equivalent shares, respectively. The decrease in diluted average common shares was primarily driven by common share repurchases, partially offset by common shares issued as a result of stock option exercises.

Income (loss) from Discontinued Operations, net of tax
We recognized a loss from discontinued operations of $1.7 million for the three and nine months ended June 30, 2012, compared to a loss of $0.1 million and income of $27.7 million for the three and nine months ended July 2, 2011, respectively, primarily due to the net gain on the sale of Global Pro during the second quarter of fiscal 2011. In addition, during the third quarter of fiscal 2012, we recorded an adjustment of $1.7 million as a change in estimate associated with taxes on the sale of Global Pro.
SEGMENT RESULTS
Our continuing operations are divided into the following reportable segments: Global Consumer and Scotts LawnService®. This division of reportable segments is consistent with how the segments report to and are managed by the chief operating decision maker of the Company. Corporate & Other consists of our professional seed business, revenues and expenses associated with our supply agreements with ICL and amortization related to the Roundup® Marketing Agreement, as well as corporate, general and administrative expenses and certain other income/expense items not allocated to the business segments.
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
The following table sets forth net sales by segment (in millions):

	THREE MONTHS ENDED		NINE MONTHS ENDED
	JUNE 30, 2012	JULY 2, 2011	JUNE 30, 2012	JULY 2, 2011
Global Consumer	$960.7	$951.6	$2,229.4	$2,225.2
Scotts LawnService®	87.8	82.4	161.3	152.2
Segment total	1,048.5	1,034.0	2,390.7	2,377.4
Corporate & Other	13.7	24.7	56.2	41.1
Consolidated	$1,062.2	$1,058.7	$2,446.9	$2,418.5
The following table sets forth segment income from continuing operations before income taxes (in millions):

	THREE MONTHS ENDED		NINE MONTHS ENDED
	JUNE 30, 2012	JULY 2, 2011	JUNE 30, 2012	JULY 2, 2011
Global Consumer	$171.7	$209.9	$377.4	$453.8
Scotts LawnService®	22.4	22.4	4.9	2.7
Segment total	194.1	232.3	382.3	456.5
Corporate & Other	(20.3)	(16.2)	(74.0)	(80.1)
Intangible asset amortization	(2.2)	(3.1)	(6.7)	(8.1)
Product registration and recall matters	(4.0)	(6.8)	(7.8)	(11.0)
Impairment, restructuring and other charges	0.4	(13.8)	(7.8)	(13.8)
Costs related to refinancing	—	(1.2)	—	(1.2)
Interest expense	(16.6)	(14.0)	(49.8)	(37.3)
Consolidated	$151.4	$177.2	$236.2	$305.0
Global Consumer
Global Consumer segment net sales were $960.7 million in the third quarter of fiscal 2012, an increase of 1.0% from the third quarter of fiscal 2011, and were $2.23 billion for the first nine months of fiscal 2012, which is roughly flat as compared to the same period of fiscal 2011. For the three months ended June 30, 2012, increases in volume impacted net sales by 2.3%, offset by unfavorable foreign exchange rates and pricing of 1.2% and 0.1%, respectively. For the nine months ended June 30, 2012, volume and pricing favorably impacted net sales by 0.4% and 0.6%, respectively, offset by unfavorable foreign exchange rates of 0.8%.
Net sales in the United States increased $43.1 million, or 5.7%, and $33.0 million, or 1.8%, for the third quarter and first nine months of fiscal 2012, respectively, as compared to the same periods in fiscal 2011. The increase in United States net sales for the third quarter and first nine months in fiscal 2012 was driven by an increase in pricing on a year-to-date basis, higher sales of our controls and mulch products, and the national launch of our new Scotts Snap® spreader system, partially offset by declines in sales of grass seed, wild bird food and plant food products.
Excluding the impact of changes in foreign exchange rates, net sales internationally decreased by $22.7 million, or 11.6%, and $11.3 million, or 2.6%, for the third quarter and first nine months of fiscal 2012, respectively. The decrease in sales internationally was primarily driven by a decline in year-to-date net sales in Europe, mostly due to declines in volume, partially offset by higher net sales in Canada, primarily due to new product launches.
Global Consumer segment operating income decreased by $38.2 million, or 18.2%, and $76.4 million, or 16.8%, in the third quarter and first nine months of fiscal 2012, respectively, as compared to the same periods of fiscal 2011. Excluding the impact of changes in foreign exchange rates, the decrease was 17.9% and 16.6% for the third quarter and first nine months of fiscal 2012, respectively. The decrease was primarily driven by increased material costs and our planned incremental investment in media, marketing and selling. The increased advertising expense was $8.1 million and $26.2 million during the third quarter and first nine months of fiscal 2012, respectively. These increases in costs were partially offset by a reduction in compensation, including benefits realized from the fiscal 2011 restructuring plan.

Scotts LawnService®
Scotts LawnService® net sales increased by $5.4 million, or 6.6%, and $9.1 million, or 6.0%, in the third quarter and first nine months of fiscal 2012, respectively, as compared to the same periods of fiscal 2011. The increase in net sales was driven by a 7% increase in customer count, primarily due to increased consumer demand as well as the impact of prior year acquisitions.
The operating income for Scotts LawnService® was flat and increased by $2.2 million, or 81.5%, in the third quarter and first nine months of fiscal 2012, respectively, as compared to the same periods of fiscal 2011. For the third quarter of fiscal 2012, the results were comprised of higher net sales and improved gross margin rate, offset by higher SG&A spending. For the first nine months of fiscal 2012, the increase was driven by higher net sales and lower proportional SG&A spending.
Corporate & Other
The net operating loss for Corporate & Other was $20.3 million and $74.0 million for the three and nine months ended June 30, 2012 respectively, compared to $16.2 million and $80.1 million for the three and nine months ended July 2, 2011, respectively. The decrease for the nine months ended June 30, 2012 was primarily related to lower severance and compensation, including benefits realized from the fiscal 2011 restructuring plan. The increase for the three months ended June 30, 2012 was primarily related to the continued wind-down of our professional seed operations within the period.

LIQUIDITY AND CAPITAL RESOURCES
Operating Activities
Cash provided by operating activities totaled $115.1 million for the nine months ended June 30, 2012, compared to cash used in operating activities of $13.5 million for the nine months ended July 2, 2011. Excluding the impact of discontinued operations (which includes the pre-tax gain recorded on the sale of Global Pro of $93.0 million in fiscal 2011), cash provided by operating activities increased approximately $44.4 million. The increase in cash inflows was primarily the result of a decrease in cash used for working capital of $96.1 million, offset by lower net income from continuing operations of $47.0 million. The decrease in working capital was primarily due to lower accounts receivable at the end of the third quarter of fiscal 2012 compared to the third quarter of fiscal 2011.
Investing Activities
Cash used in investing activities totaled $45.5 million for the nine months ended June 30, 2012, compared to cash provided by investing activities of $180.0 million for the comparable period in fiscal 2011. The first nine months of fiscal 2011 included net cash of $253.9 million provided by the sale of Global Pro, partially offset by a payment of $20.0 million for an early settlement of contingent consideration associated with the 2006 Turf-Seed, Inc. acquisition. Cash used for investments in property, plant and equipment during the first nine months of fiscal 2012 and fiscal 2011was $39.0 million and $53.3 million, respectively, primarily related to increasing efficiencies at existing production facilities and capital spending associated with product innovation projects. Additionally, during the nine months ended June 30, 2012, we completed an acquisition of a controls business within our Global Consumer segment.
Financing Activities
Financing activities used cash of $68.9 million and $91.8 million for the nine months ended June 30, 2012 and July 2, 2011, respectively. The decrease in cash used in financing activities was primarily the result of the decrease in repurchases of our common shares of $201.2 million and lower net borrowings under our credit facility of $22.5 million, partially offset by proceeds of $200.0 million received from the issuance of the 6.625% Senior Notes that occurred in the first quarter of fiscal 2011.

Cash and Cash Equivalents
Our cash and cash equivalents were held in cash depository accounts with major financial institutions around the world or invested in high quality, short-term liquid investments with a balance of $132.3 million as of June 30, 2012, compared to $164.3 million as of July 2, 2011. The cash and cash equivalents balance at June 30, 2012 included $123.1 million held by controlled foreign corporations. Our current plans do not demonstrate a need to, nor do we have plans to, repatriate the retained earnings from these foreign corporations as the earnings are indefinitely reinvested. However, in the future, if we determine it is necessary to repatriate these funds, or we sell or liquidate any of these foreign corporations, we may be required to pay associated taxes on the repatriation.
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
Under our credit facility, we have the ability to issue letter of credit commitments up to $75 million. At June 30, 2012, we had letters of credit in the aggregate face amount of $25.4 million outstanding and $1.4 billion of availability under our credit facility.
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
We account for the sale of receivables under the MARP Agreement as short-term debt and continue to carry the receivables on our Consolidated Balance Sheet, primarily as a result of our right to repurchase receivables sold. There were $87.5 million in borrowings under the MARP Agreement as of June 30, 2012.
As of June 30, 2012, we were in compliance with all debt covenants. Our credit facility contains, among other obligations, an affirmative covenant regarding our leverage ratio, calculated as indebtedness relative to our earnings before interest, taxes, depreciation and amortization. Under the terms of the credit facility, the maximum leverage ratio was 3.50 as of June 30, 2012. Our leverage ratio was 2.86 at June 30, 2012. Our credit facility also includes an affirmative covenant regarding our interest coverage. Under the terms of the credit facility, the minimum interest coverage ratio was 3.50 for the twelve months ended June 30, 2012. Our interest coverage ratio was 4.89 for the twelve months ended June 30, 2012.
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
In addition, there were no changes in the Registrant’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during the Registrant’s fiscal quarter ended June 30, 2012 that have materially affected, or are reasonably likely to materially affect, the Registrant’s internal control over financial reporting.
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

ITEM 1A. RISK FACTORS

The Company's risk factors as of June 30, 2012 have not changed materially from those described in “ITEM IA. RISK FACTORS” in Scotts Miracle-Gro's Annual Report on Form 10-K for the fiscal year ended September 30, 2011.

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

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The payment of future dividends, if any, on the Common Shares will be determined by the Board of Directors in light of conditions then existing, including the Company's earnings, financial condition and capital requirements, restrictions in financing agreements, business conditions and other factors. The Company's credit facility restricts future dividend payments to an aggregate of $125 million annually through fiscal 2013 and $150 million annually beginning in fiscal 2014 if our leverage ratio, after giving effect to any such annual dividend payment, exceeds 2.50. Our leverage ratio was 2.86 at June 30, 2012.

(a)	Issuer Purchases of Equity Securities

The following table shows the purchases of Common Shares made by or on behalf of Scotts Miracle-Gro or any “affiliated purchaser” (as defined in Rule 10b-18(a)(3) under the Securities Exchange Act of 1934, as amended) of Scotts Miracle-Gro for each fiscal month in the three months ended June 30, 2012:

Period	Total Number of Common Shares Purchased(1)	Average Price Paid per Common Share(2)	Total Number of Common Shares Purchased as Part of Publicly Announced Plans or Programs(3)	Approximate Dollar Value of Common Shares That May Yet be Purchased Under the Plans or Programs(3)
April 1 through April 28, 2012	123	$52.20	—	$298,816,786
April 29 through May 26, 2012	—		—	$298,816,786
May 27 through June 30, 2012	1,666	$41.45	—	$298,816,786
Total	1,789	$42.18	—

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

THE SCOTTS MIRACLE-GRO COMPANY

Date: August 9, 2012	/s/ DAVID C. EVANS
David C. Evans
Chief Financial Officer and Executive Vice President,
Strategy and Business Development
(Principal Financial and Principal Accounting Officer)
(Duly Authorized Officer)

THE SCOTTS MIRACLE-GRO COMPANY
QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2012
INDEX TO EXHIBITS

EXHIBIT NO.	DESCRIPTION	LOCATION
31.1	Rule 13a-14(a)/15d-14(a) Certifications (Principal Executive Officer)	*

31.2	Rule 13a-14(a)/15d-14(a) Certifications (Principal Financial Officer)	*

32	Section 1350 Certifications (Principal Executive Officer and Principal Financial Officer)	*

101.INS**	XBRL Instance Document	*

101.SCH**	XBRL Taxonomy Extension Schema	*

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase	*

101.DEF**	XBRL Taxonomy Extension Definition Linkbase	*

101.LAB**	XBRL Taxonomy Extension Label Linkbase	*

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase	*

*	Included herewith

**
Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933 or Section 18 of the Securities Exchange Act of 1934 and otherwise are not subject to liability.