Form 10-K
period 2012-09-30
SCOTTS MIRACLE-GRO CO
filed 2012-11-20
CIK 825542

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________________________________________________
Form 10-K
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended September 30, 2012
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission file number 1-11593
______________________________________________________________
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
None
______________________________________________________________
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☑
The aggregate market value of Common Shares (the only common equity of the registrant) held by non-affiliates as of March 31, 2012 (the last business day of the most recently completed second quarter) was approximately $2,271,305,320.
There were 61,357,418 Common Shares of the registrant outstanding as of November 13, 2012.
______________________________________________________________
DOCUMENTS INCORPORATED BY REFERENCE:
Portions of the definitive Proxy Statement for the registrant’s 2013 Annual Meeting of Shareholders are incorporated by reference into Part III of this Annual Report on Form 10-K.

PART I

ITEM 1.	BUSINESS
Company Description and Development of the Business
The discussion below provides a brief description of the business conducted by The Scotts Miracle-Gro Company (“Scotts Miracle-Gro” and, together with its subsidiaries, the “Company,” “we” or “us”), including general developments in the Company’s business during the fiscal year ended September 30, 2012 (“fiscal 2012”). For additional information on recent business developments, see “ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS” of this Annual Report on Form 10-K.
We are a leading manufacturer and marketer of branded consumer lawn and garden products. Our products are marketed under some of the most recognized brand names in the industry, including, in North America, Scotts® and Turf Builder® lawn and grass seed products, including the Scotts® LawnPro® Annual 4 Step® Program; Miracle-Gro®, Scotts®, Liquafeed® and Osmocote®1 gardening and landscape products; Ortho®, Roundup®2 and Home Defense® branded insect control, weed control and rodenticide products; and Scotts® and Morning Song® wild bird food products. In the United Kingdom, key brands include Miracle-Gro® plant fertilizers; Weedol® and Pathclear® herbicides; EverGreen® lawn fertilizers; and Levington® gardening and landscape products. Other significant brands in Europe include KB® and Fertiligène® in France; Celaflor®, Nexa Lotte® and Substral® in Germany and Austria; and ASEF®, KB® and Substral® in Belgium, the Netherlands and Luxembourg. We also operate the Scotts LawnService® business, which provides residential and commercial lawn care, tree and shrub care and limited pest control services in the United States.
Our heritage is tied to the 1995 merger of The Scotts Company, which traces its roots to a company founded by O.M. Scott in Marysville, Ohio in 1868, and Stern’s Miracle-Gro Products, Inc., which was formed on Long Island, New York by Horace Hagedorn and Otto Stern in 1951. Scotts Miracle-Gro is an Ohio corporation.
We are dedicated to delivering strong, long-term financial results and outstanding shareholder returns by providing products of superior quality and value to enhance consumers’ outdoor lawn and garden environments. During fiscal 2012, we focused on taking the steps we believe were critical to driving growth of the overall lawn and garden industry while also improving the market share of the Company's brands. We were specifically focused on the following:

•
Increasing our advertising investment and introducing new marketing messages to consumers. We planned for a significant increase in our investment in paid media in the United States in order to support a more aggressive marketing effort. The changes we implemented included new advertising campaigns to support both the Scotts® and Miracle-Gro® brands. We also focused on significantly improving our digital advertising and marketing efforts. The analysis conducted throughout the season indicates the campaigns had a high level of consumer awareness and strong persuasion scores. Additionally, we made significant improvements in the amount of traffic driven to our web site and other digital content.

•
Continuing to support consumer-focused innovation with global growth potential. History has repeatedly demonstrated that consumer-focused innovation is a key to growth in the lawn and garden industry. Consumers are seeking products that are easier to use, require them to devote less time to lawn and garden activities but still deliver the desired outcome. To that end, we focused on two specific programs in 2012:

•
Introduction of Snap®, a fully integrated fertilizer and spreader system. This product was successfully test marketed in fiscal 2010 and 2011 in select markets in the U.S. and introduced nationally in 2012. It will be introduced in select European markets in 2013. Snap® allows consumers to feed their grass without having to open bags, determine appropriate spreader settings or deal with unused or unwanted product at the end of the feeding process. Because the fertilizer packaging and Snap® spreader use a proprietary interface, we believe consumers who use the system are making a long-term commitment to our brand. We supported the introduction of Snap® with extensive television, radio, print and online advertising as well as impactful point-of-purchase displays.

•
The introduction of a battery operated application device in certain Ortho® liquid pest control products. The sprayer system was introduced throughout the U.S. in 2012 and will be extended to other products and geographies in 2013 and beyond. The application device allows for easy and on-target consumer

_____________
1 Osmocote® is a registered trademark of Everris International B.V., a subsidiary of Israel Chemicals Ltd.
2 Roundup® is a registered trademark of Monsanto Technology LLC, a company affiliated with Monsanto Company ("Monsanto")

use. The product was supported by a national advertising campaign and strong in-store merchandising and sales support.

•
Continuing to refine our regional operating model in order to get closer to the consumer and accelerate category growth and market share gains. During fiscal 2012 we continued to make adjustments to the regional sales, marketing, manufacturing and distribution initiatives that were launched during the fiscal year ended September 30, 2009 (“fiscal 2009”):

•
We consolidated the regional sales and marketing offices from five to three. The regions are now divided as North, South, and West with offices located in Port Washington, NY, West Palm Beach, FL, and Houston, TX, respectively. The regional offices are focused on better understanding and meeting the needs of consumers at the local level, thereby increasing both the overall participation rate in lawn and garden activities and our market share. Our headquarters in Marysville, Ohio continues to support the regional offices with programs and services designed to attract more consumers, enhance support to retailers, and drive innovation in our products, services, programs and operations in order to keep consumers engaged in lawn and garden activities and accelerate category growth.

•
We developed plans to improve the operations at regional manufacturing sites, especially those where mulch is produced. Through these efforts we anticipate driving gross margin improvement through a combination of lower manufacturing costs, reduced freight and inventory investments. We also completed our second full year of operations at our second U.S. liquids manufacturing facility, enabling us to better serve southern U.S. markets.

Business Segments
We divide our business into the following reportable segments:

•	Global Consumer

•	Scotts LawnService®
This division of reportable segments is consistent with how the segments report to and are managed by our Chief Executive Officer (the chief operating decision maker of the Company). Financial information about these segments for each of the three years ended September 30 is presented in “NOTE 22. SEGMENT INFORMATION” of the Notes to Consolidated Financial Statements included in this Annual Report on Form 10-K. The reportable segments have been revised from prior periods to reflect the wind down of our professional seed business, which is now reported in discontinued operations. See “NOTE 2. DISCONTINUED OPERATIONS” of the Notes to Consolidated Financial Statements included in this Annual Report on Form 10-K for additional information regarding the wind down of the professional seed business.
Principal Products and Services
Global Consumer
In our Global Consumer segment, we manufacture and market consumer lawn and garden products in the following categories:
Lawn Care: The lawn care category is designed to help consumers obtain and enjoy the lawn they want. In the United States, products within this category include fertilizer products under the Scotts® and Turf Builder® brand names, grass seed products under the Scotts®, Turf Builder®, EZ Seed®, Water Smart® and PatchMaster® brand names and lawn-related weed, pest and disease control products primarily under the Scotts® and Lawn Pro® brand names, including sub-brands such as GrubEx®. A similar range of products is marketed in Europe under a variety of brands such as EverGreen®, Fertiligène®, Substral®, Miracle-Gro Patch Magic®, Weedol®, Pathclear®, KB® and Celaflor®. The lawn care category also includes spreaders and other durables under the Scotts® brand name, including Turf Builder® EdgeGuard® spreaders, Snap® spreaders, AccuGreen® drop spreaders and Handy Green®II handheld spreaders.
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
Home Protection: The home protection category is designed to help consumers protect their homes from pests and maintain external home areas. In the United States, insect control and rodenticide products are marketed under the Ortho® brand name, including Ortho Max®, Home Defense Max® and Bug B Gon Max® sub-brands, selective weed control products are marketed under the Ortho® Weed B Gon® sub-brand, while non-selective weed control products are marketed under the Roundup® and Groundclear® brand names. Internationally, products within this category are marketed under the Nexa Lotte®, Fertiligène®, KB®, Home Defence®, Weedol®, Pathclear® and Roundup® brands.
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
Scotts LawnService®
The Scotts LawnService® segment provides residential and commercial lawn care, tree and shrub care and limited pest control services in the United States through periodic applications of fertilizer and control products. As of September 30, 2012, Scotts LawnService® had 84 Company-operated locations as well as 90 locations operated by independent franchisees.
Discontinued Operations
In the fourth quarter of fiscal 2012, we completed the wind down of our professional seed business. As a result, effective in our fourth quarter of fiscal 2012, we classified our results of operations for all periods presented to reflect the professional seed business as a discontinued operation. See “NOTE 2. DISCONTINUED OPERATIONS” of the Notes to Consolidated Financial Statements included in this Annual Report on Form 10-K for additional information regarding the wind down of the professional seed business.
Principal Markets and Methods of Distribution
We sell our consumer products primarily to home centers, mass merchandisers, warehouse clubs, large hardware chains, independent hardware stores, nurseries, garden centers and food and drug stores through both a direct sales force and our network of brokers and distributors. In addition, during fiscal 2012, we employed approximately 2,800 full-time and seasonal in-store associates within the U.S. to help our retail partners merchandise their lawn and garden departments directly to consumers of our products.
The majority of shipments to customers are made via common carriers or through distributors in the United States and through a network of public warehouses and distributors in Europe. We primarily utilize third parties to manage the key distribution centers for our Global Consumer business in North America, which are strategically placed across the United States and Canada. The primary distribution centers for our Global Consumer business internationally are located in the United Kingdom, France, Germany, Austria and Australia and are also managed by third-party logistics providers. Growing media products are generally shipped direct-to-store without passing through a distribution center. Fiscal 2012 marked year four of our multi-year plan to co-distribute lawn fertilizer and growing media products directly to our retail customers, which to date has helped eliminate the need for approximately 25% of our third-party warehouse space.
Raw Materials
We purchase raw materials for our products from various sources. We are subject to market risk as a result of the fluctuating prices of raw materials such as urea and other fertilizer inputs, resins, diesel, gasoline, sphagnum peat, bark, grass seed and wild bird food grains. Our objectives surrounding the procurement of these materials are to ensure continuous supply, to minimize costs and to improve predictability. We seek to achieve these objectives through negotiation of contracts with favorable terms directly with vendors. When appropriate, we commit to purchase a certain percentage of our needs in advance of the season to secure pre-determined prices. We also hedge certain commodities, particularly diesel, gasoline and urea, to improve predictability and control costs. Sufficient raw materials were available during fiscal 2012.

Trademarks, Patents and Licenses
We consider our trademarks, patents and licenses to be key competitive advantages. We pursue a vigorous trademark protection strategy consisting of registration and maintenance of key trademarks and proactive monitoring and enforcement activities to protect against infringement. The Scotts®, Miracle-Gro®, Ortho®, Scotts LawnService®, Hyponex® and Earthgro® brand names and logos, as well as a number of product trademarks, including Turf Builder®, EZ Seed®, Snap®, Organic Choice®, Home Defense Max®, Nature Scapes®and Weed B Gon Max®, are registered in the United States and/or internationally and are considered material to our business.
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
Significant Customers
Approximately 89.8% of our worldwide net sales in fiscal 2012 were made by our Global Consumer segment. Our three largest customers are reported within the Global Consumer segment and are the only customers that individually represent more than 10% of reported consolidated net sales. Approximately 32.2% of our net sales in fiscal 2012 were made to Home Depot, 18.4% to Lowe’s and 14.7% to Walmart. We face strong competition for the business of these significant customers. The loss of any of these customers or a substantial decrease in the volume or profitability of our business with any of these customers could have a material effect on our financial condition, results of operations or cash flows.
Competitive Marketplace
The markets in which we sell our products are highly competitive. In the United States lawn and garden and pest control markets, our products compete against private-label as well as branded products. Primary competitors include Spectrum Brands, Bayer AG, Central Garden & Pet Company, Enforcer Products, Inc., Kellogg Garden Products, Old Castle Retail, Inc., Infinity Lawn and Garden Inc. and Lebanon Seaboard Corporation. In addition, we face competition from regional competitors who compete primarily on the basis of price for commodity growing media products.
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
Research and Development
We continually invest in research and development, both in the laboratory and at the consumer level, to improve our products, manufacturing processes, packaging and delivery systems. Spending on research and development was $50.8 million, $50.9 million and $47.3 million in fiscal 2012, fiscal 2011 and fiscal 2010, respectively, including product registration costs of $14.0 million, $14.6 million and $12.1 million, respectively. In addition to the benefits of our own research and development, we actively seek ways to leverage the research and development activities of our suppliers and other business partners.

Regulatory Considerations
Local, state, federal and foreign laws and regulations affect the manufacture, sale and application of our products in several ways. For example, in the United States, products containing pesticides must comply with the Federal Insecticide, Fungicide, and Rodenticide Act of 1947, as amended (“FIFRA”), and be registered with the U.S. Environmental Protection Agency (the “U.S. EPA”) and similar state agencies before they can be sold or distributed. Fertilizer and growing media products are subject to state and foreign labeling regulations. Our manufacturing operations are subject to waste, water and air quality permitting and other regulatory requirements of federal, state and foreign agencies. Our wild bird food business is subject to regulation by the U.S. Food and Drug Administration and various state regulations. Our grass seed products are regulated by the Federal Seed Act and various state regulations. Most states require our Scotts LawnService® business locations and/or technicians to comply with strict licensing requirements prior to applying many of our products. The failure to comply with any of these laws or regulations could have an adverse effect on our business.
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
FIFRA Compliance, the Corresponding Governmental Investigations and Similar Matters
In April 2008, we became aware that a former associate circumvented our policies and U.S. EPA regulations under FIFRA by failing to obtain valid registrations for certain products and/or causing certain invalid product registration forms to be submitted to regulators. Since that time, we have been cooperating with both the U.S. EPA and the U.S. Department of Justice (the “U.S. DOJ”) in related civil and criminal investigations into our pesticide product registration issues as well as a state civil investigation into related allegations arising under state pesticide registration laws and regulations.
In late April 2008, in connection with the U.S. EPA’s investigation, we conducted a consumer-level recall of certain consumer lawn and garden products and a Scotts LawnService® product. Subsequently, the Company and the U.S. EPA agreed upon a Compliance Review Plan for conducting a comprehensive, independent review of our product registration records. Pursuant to the Compliance Review Plan, an independent third-party firm, Quality Associates Incorporated (“QAI”), reviewed substantially all of our U.S. pesticide product registrations and associated advertisements, some of which were historical in nature and no longer related to sales of our products. The U.S. EPA investigation and the QAI review process resulted in the temporary suspension of sales and shipments of certain products. In addition, as the QAI review process or our internal review identified potential FIFRA registration issues (some of which appear unrelated to the actions of the former associate), we endeavored to stop selling or distributing the affected products until the issues could be resolved. QAI’s review of our U.S. pesticide product registrations and associated advertisements is now complete, and the results of the QAI review process did not materially affect our fiscal 2010, fiscal 2011 or fiscal 2012 sales.
In fiscal 2008, we conducted a voluntary recall of certain of our wild bird food products due to a formulation issue. Certain wild bird food products had been treated with pest control additives to avoid insect infestation, especially at retail stores. While the pest control additives had been labeled for use on certain stored grains that can be processed for human and/or animal consumption, they were not labeled for use on wild bird food products. In October 2008, the U.S. Food & Drug Administration concluded that the recall had been completed and that there had been proper disposition of the recalled products. The results of the wild bird food recall did not materially affect our fiscal 2010, fiscal 2011 or fiscal 2012 financial condition, results of operations or cash flows.
Settlement discussions relating to potential fines and/or penalties are a frequent outgrowth of governmental investigations. In that regard, on or about June 30, 2011, we received a Notice of Intent to File Administrative Complaint (“Notice”) from the U.S. EPA Region 5 with respect to the alleged FIFRA violations. The Notice, which did not set forth a proposed penalty amount, offered us an opportunity to present any information we believed the U.S. EPA should consider prior to filing the complaint and indicated that the U.S. EPA was prepared to meet with us to discuss the alleged violations. We made a timely response to the Notice and engaged in settlement meetings culminating in the signing of a Consent Agreement and Final Order ("CAFO"), in September, 2012 in which the Company neither admitted nor denied the allegations in the CAFO. The government's transmittal letter stated that the CAFO concluded the government civil investigation and enforcement action. Pursuant to the CAFO, we were required to pay a civil penalty in the amount of $6.05 million and agreed to pay an additional $2.0 million for a Supplemental Environmental Project (“SEP”), paid to the Black Swamp Conservancy, for conservation efforts on three separate parcels of land. The Scotts Miracle-Gro Company undertook these projects as part of a settlement of the United States Environmental Protection Agency's enforcement action against it for alleged violations of Sections 12(a)(1)(A),(B),(C) and (E) of FIFRA, 7 U.S.C. § 136j(a)(1)(A),(B), (C) and (E). As part of the CAFO, the Company must monitor the conservation efforts of the Black Swamp Conservancy and submit a completion report to the U.S. EPA by February 28, 2014, designating the conclusion of all agreed to conservation efforts. Our accrual as of September 30, 2012 includes the full amount of the civil penalty and other amounts payable under the CAFO.
As previously disclosed, we engaged in settlement discussions with the U.S. DOJ regarding its criminal investigation. On January 25, 2012, a Plea Agreement, executed by us and the U.S. DOJ, was filed with the United States District Court for the Southern District of Ohio. Under the terms of the Plea Agreement, we agreed to plead guilty to ten misdemeanor FIFRA counts in connection with the former employee's conduct and one misdemeanor FIFRA count in connection with the misapplication of insecticide to wild bird food products. As part of the agreement, Scotts Miracle-Gro was required to pay a $4.0 million penalty to the United States and to provide $0.1 million to each of five programs designed to enhance and protect the natural environment, particularly habitats for the bird populations that the U.S. EPA’s regulation of pesticides is designed to protect. As part of the Plea Agreement, the U.S. DOJ agreed not to criminally prosecute us for any other federal crimes relating to any potential FIFRA violations known to the government as of the date of the Plea Agreement. The United States District Court for the Southern District of Ohio accepted the plea on March 13, 2012, and the sentence was imposed on September 7, 2012, resolving the U.S. DOJ investigation into pesticide product registration issues. Our accrual as of September 30, 2012 includes the full amount of the criminal penalty and other amounts payable under the Plea Agreement.
Additionally, in connection with the sale of wild bird food products that were the subject of the recall discussed above, the Company has been named as a defendant in four putative class actions filed on and after June 27, 2012, which have now been consolidated in the United States District Court for the Southern District of California as In re Morning Song Bird Food Litigation, Lead Case No. 3:12-cv-01592-JAH-RBB. The plaintiffs allege various statutory and common law claims associated with the Company's sale of wild bird food products. The plaintiffs seek on behalf of themselves and various purported class members monetary damages, restitution, injunctive relief, declaratory relief, attorney's fees, interest and costs. The Company intends to vigorously defend the consolidated action. Given the early stages of the action, the Company cannot make a determination as to whether it could have a material effect on the Company's financial condition, results of operations or cash flows and has not created any accruals or accounting reserves with respect thereto.
Other Regulatory Matters
On or about October 28, 2011, the Pennsylvania Department of Environmental Protection (the “Department”) sent a letter to EG Systems, Inc., d/b/a Scotts LawnService (“SLS”), a wholly-owned, indirect subsidiary of Scotts Miracle-Gro, alleging that on June 30 and July 1, 2010, an SLS employee discharged industrial waste into the waters of the Commonwealth in violation of the Clean Streams Law and the Solid Waste Management Act. The letter indicated that the Department was willing to accept a civil penalty of $200,000 to resolve the matter in lieu of a civil penalty action. SLS made a timely response, and on February 22, 2012, SLS and the Department entered into a Consent Assessment of Civil Penalty pursuant to which SLS agreed to pay a civil penalty of $160,000 to resolve the matter.
At September 30, 2012, $4.9 million was accrued for non-FIFRA compliance-related environmental actions, the majority of which is for site remediation. During fiscal 2012, fiscal 2011 and fiscal 2010, we expensed $0.8 million, $2.4 million and $0.5 million, respectively, for non-FIFRA compliance-related environmental matters. We had no material capital expenditures during the last three fiscal years related to environmental or regulatory matters.
Employees
As of September 30, 2012, we employed approximately 6,100 employees. During peak sales and production periods, we employ approximately 9,000 employees, including seasonal and temporary labor.

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
Cautionary Note Regarding Forward-Looking Statements
This Annual Report on Form 10-K, including the exhibits hereto and the information incorporated by reference herein, as well as our 2012 Annual Report to Shareholders (our “2012 Annual Report”), contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which are subject to risks and uncertainties. Other than statements of historical fact, information regarding activities, events and developments that we expect or anticipate will or may occur in the future, including, but not limited to, information relating to our future growth and profitability targets and strategies designed to increase total shareholder value, are forward-looking statements based on management’s estimates, assumptions and projections. Forward-looking statements also include, but are not limited to, statements regarding our future economic and financial condition and results of operations, the plans and objectives of management and our assumptions regarding our performance and such plans and objectives, as well as the amount and timing of repurchases of Scotts Miracle-Gro common shares. Forward-looking statements generally can be identified through the use of words such as “guidance,” “outlook,” “projected,” “believe,” “target,” “predict,” “estimate,” “forecast,” “strategy,” “may,” “goal,” “expect,” “anticipate,” “intend,” “plan,” “foresee,” “likely,” “will,” “should” and other similar words and variations.
Forward-looking statements contained in this Annual Report on Form 10-K and our 2012 Annual Report are predictions only and actual results could differ materially from management’s expectations due to a variety of factors, including those described below. All forward-looking statements attributable to us or persons working on our behalf are expressly qualified in their entirety by such risk factors.
The forward-looking statements that we make in this Annual Report on Form 10-K and our 2012 Annual Report are based on management’s current views and assumptions regarding future events and speak only as of their dates. We disclaim any obligation to update developments of these risk factors or to announce publicly any revisions to any of the forward-looking statements that we make, or to make corrections to reflect future events or developments, except as required by the federal securities laws.
Compliance with environmental and other public health regulations or changes in such regulations or regulatory enforcement priorities could increase our costs of doing business or limit our ability to market all of our products.
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
Maintaining our strong reputation with both consumers and our retail customers is a key component in our success. Product recalls, our inability to ship, sell or transport affected products and governmental investigations may harm our reputation and acceptance of our products by our retail customers and consumers, which may materially and adversely affect our business operations, decrease sales and increase costs.
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
We invest substantial resources in advertising, consumer promotions and other marketing activities in order to maintain, extend and expand our brand image. There can be no assurances that our marketing strategies will be effective or that the amount we invest in advertising activities will result in a corresponding increase in sales of our products. If our marketing initiatives are not successful, we will have incurred significant expenses without the benefit of higher revenues.

Disruptions in availability or increases in the prices of raw materials or fuel costs could adversely affect our results of operations.
We source many of our commodities and other raw materials on a global basis. The general availability and price of those raw materials, particularly urea, can be affected by numerous forces beyond our control, including political instability, trade restrictions and other government regulations, duties and tariffs, price controls, changes in currency exchange rates and weather.
A significant disruption in the availability of any of our key raw materials could negatively impact our business. In addition, increases in the prices of key commodities and other raw materials could adversely affect our ability to manage our cost structure. Market conditions may limit our ability to raise selling prices to offset increases in our raw material costs. Our proprietary technologies can limit our ability to locate or utilize alternative inputs for certain products. For certain inputs, new sources of supply may have to be qualified under regulatory standards, which can require additional investment and delay bringing a product to market.
We utilize hedge agreements periodically to fix the prices of a portion of our urea and fuel needs. The hedge agreements are designed to mitigate the earnings and cash flow fluctuations associated with the costs of urea and fuel. In periods of declining urea and fuel prices, utilizing hedge agreements may effectively increase our expenditures for these raw materials.
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
Each of our operating segments participates in markets that are highly competitive. Our products compete against national and regional products and private label products produced by various suppliers. Many of our competitors sell their products at prices lower than ours. Our most price sensitive customers may trade down to lower priced products during challenging economic times or if current economic conditions worsen. We compete primarily on the basis of product innovation, product quality, product performance, value, brand strength, supply chain competency, field sales support, in-store sales support, the strength of our relationships with major retailers and advertising. Some of our competitors have significant financial resources. The strong competition that we face in all of our markets may prevent us from achieving our revenue goals, which may have a material adverse effect on our financial condition, results of operations or cash flows. Our inability to continue to develop and grow brands with leading market positions, maintain our relationships with key retailers and deliver products on a reliable basis at competitive prices could have a material adverse effect on us.
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
Global Consumer net sales represented approximately 89.8% of our worldwide net sales in fiscal 2012. Our top three retail customers together accounted for 65.3% of our fiscal 2012 net sales and 50.9% of our outstanding accounts receivable as of September 30, 2012. Home Depot, Lowe’s and Walmart represented approximately 32.2%, 18.4% and 14.7%, respectively, of our fiscal 2012 net sales. The loss of, or reduction in orders from, Home Depot, Lowe’s, Walmart or any other significant customer could have a material adverse effect on our business, financial condition, results of operations or cash flows, as could customer disputes regarding shipments, fees, merchandise condition or related matters. Our inability to collect accounts receivable from one of our major customers, or a significant deterioration in the financial condition of one of these customers, including a bankruptcy filing or a liquidation, could also have a material adverse effect on our financial condition, results of operations or cash flows.
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
We rely on third-party service providers to manufacture certain of our products. This reliance generates a number of risks, including decreased control over the production process, which could lead to production delays or interruptions, and inferior product quality control. In addition, performance problems at these third-party providers could lead to cost overruns, shortages or other problems, which could increase our costs of production or result in service delays to our customers.
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
We rely on a limited number of suppliers for certain of our raw materials, product components and other necessary supplies, including certain active ingredients used in our products. If we are unable to maintain supplier arrangements and relationships, if we are unable to contract with suppliers at the quantity and quality levels needed for our business, or if any of our key suppliers becomes insolvent or experiences other financial distress, we could experience disruptions in production, which could have a material adverse effect on our financial results.
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
As of September 30, 2012, we had $782.6 million of debt. Our inability to meet restrictive financial and non-financial covenants associated with that debt could adversely affect our financial condition.
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
We currently operate manufacturing, sales and service facilities outside of the United States, particularly in Canada, France, the United Kingdom and Germany. In fiscal 2012, international net sales, including Canada, accounted for approximately 17.2% of our total net sales. Accordingly, we are subject to risks associated with operating in foreign countries, including:

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
Hagedorn Partnership, L.P. beneficially owned approximately 30% of our outstanding common shares on a fully diluted basis as of November 13, 2012. As a result, it has sufficient voting power to significantly influence the election of directors and the approval of other actions requiring the approval of our shareholders, including the entering into of certain business combination transactions. In addition, because of the percentage of ownership and voting concentration in Hagedorn Partnership, L.P., elections of our board of directors will generally be within the control of Hagedorn Partnership, L.P. While all of our shareholders are entitled to vote on matters submitted to our shareholders for approval, the concentration of shares and voting control presently lies with Hagedorn Partnership, L.P. As such, it would be difficult for shareholders to propose and have approved proposals not supported by Hagedorn Partnership, L.P. Hagedorn Partnership, L.P. may have an interest in our pursuing transactions that it believes may enhance the value of its equity investment in us, even though such transactions may involve certain risks.
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
In addition, if our business performs according to our financial plan, subject to the discretion of our Board of Directors and to market and other conditions we may, over time, significantly increase the rate of dividends on, and the amount of repurchases of, our common shares. For example, in the fourth quarter of fiscal 2010 we doubled the amount of our quarterly cash dividend, and our Board of Directors authorized the repurchase of up to $500 million of Scotts Miracle-Gro common shares. In fiscal 2011 we increased the amount of our dividend by an additional 20% and our Board of Directors authorized the repurchase of up to an additional $200 million of our common shares. We increased the amount of our dividend again in fiscal 2012, and we may further increase the rate of dividends on, and the amount of repurchases of, our common shares in the future.
There can be no assurance that we will effect any of these transactions or activities, but, if we do, certain risks may be increased, possibly materially.

ITEM 1B.	UNRESOLVED STAFF COMMENTS
None.

ITEM 2.	PROPERTIES
We own or lease numerous facilities throughout the world to support our business operations:

•
Global Consumer — We own manufacturing, distribution, research and development and office facilities in Marysville, Ohio; research facilities in Apopka, Florida and Gervais, Oregon; and manufacturing facilities in Pearl, Mississippi, Fort Madison, Iowa and Honea Path, South Carolina. We lease a spreader and other durable components manufacturing facility in Temecula, California. In addition, we operate 29 stand-alone growing media facilities in North America—24 of which are owned by the Company and five of which are leased. Most of these facilities include production lines, warehouses, offices and field processing areas. We also lease a fertilizer and growing media manufacturing facility and distribution center in Orrville, Ohio. We own three manufacturing facilities for our wild bird food operations in Indiana, South Dakota and Texas. We own a grass seed blending and bagging facility in Albany, Oregon.

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

•	Scotts LawnService® — We lease facilities for each of our 84 Company-operated Scotts LawnService® locations. The facilities are primarily located in industrial parks.
Our corporate headquarters are located in Marysville, Ohio, where we own or lease approximately 730 acres. We also lease office space for sales, marketing and general operating activities as well as distribution center and warehouse space throughout North America and continental Europe as needed. We believe that our facilities are adequate to serve their intended purposes and that our property leasing arrangements are satisfactory.

ITEM 3.    LEGAL PROCEEDINGS
As noted in the discussion in “ITEM 1. BUSINESS — Regulatory Considerations” of this Annual Report on Form 10-K, we are involved in several pending environmental and regulatory matters. We believe that our assessment of contingencies is reasonable and that related reserves, in the aggregate, are adequate; however, there can be no assurance that the final resolution of these matters will not have a material effect on our financial condition, results of operations or cash flows.
FIFRA Compliance, the Corresponding Governmental Investigations and Similar Matters
Information with respect to the resolution of the U.S. EPA and U.S. DOJ investigations into our pesticide product registration matters and a discussion of the costs and expenses related thereto is hereby incorporated by reference to "NOTE 3. PRODUCT REGISTRATION AND RECALL MATTERS" of the Notes to Consolidated Financial Statements included in this Annual Report on Form 10-K.
Other Regulatory Matters
On or about October 28, 2011, the Pennsylvania Department of Environmental Protection sent a letter to SLS alleging that on June 30 and July 1, 2010, an SLS employee discharged industrial waste into the waters of the Commonwealth in violation of the Clean Streams Law and the Solid Waste Management Act. The letter indicated that the Department was willing to accept a civil penalty of $200,000 to resolve the matter in lieu of a civil penalty action. SLS made a timely response, and on February 22, 2012, SLS and the Department entered into a Consent Assessment of Civil Penalty pursuant to which SLS agreed to pay a civil penalty of $160,000 to resolve the matter.
Other Pending Significant Legal Proceedings
We have been named as a defendant in a number of cases alleging injuries that the lawsuits claim resulted from exposure to asbestos-containing products, apparently based on our historic use of vermiculite in certain of our products. In many of these cases, the complaints are not specific about the plaintiffs’ contacts with us or our products. None of the cases seek damages from us alone. We believe that the claims against us are without merit and are vigorously defending against them. It is not currently possible to reasonably estimate a probable loss, if any, associated with the cases and, accordingly, no accrual or reserves have been recorded in our consolidated financial statements. We are reviewing agreements and policies that may provide insurance coverage or indemnity as to these claims and are pursuing coverage under some of these agreements and policies, although there can be no assurance of the results of these efforts. There can be no assurance that these cases, whether as a result of adverse outcomes or as a result of significant defense costs, will not have a material effect on our financial condition, results of operations or cash flows.
As noted in the discussion in "ITEM 1. BUSINESS — Regulatory Considerations" of this Annual Report on Form 10-K, we have been named as a defendant in four putative class actions associated with the Company's sale of wild bird food, which have now been consolidated in one action.
We are involved in other lawsuits and claims which arise in the normal course of our business. In our opinion, these claims individually and in the aggregate are not expected to result in a material effect on our financial condition, results of operations or cash flows.

ITEM 4.    MINE SAFETY DISCLOSURE
Not Applicable.
SUPPLEMENTAL ITEM.    EXECUTIVE OFFICERS OF THE REGISTRANT
The executive officers of Scotts Miracle-Gro, their positions and, as of November 13, 2012, their ages and years with Scotts Miracle-Gro (and its predecessors) are set forth below.

Name	Age	Position(s) Held	Years with Company
James Hagedorn	57	Chief Executive Officer and Chairman of the Board	25
Barry W. Sanders	48	President and Chief Operating Officer	11
David C. Evans	49	Chief Financial Officer and Executive Vice President, Strategy and Business Development	19
Denise S. Stump	58	Executive Vice President, Global Human Resources	12
Vincent C. Brockman	49	Executive Vice President, General Counsel, Corporate Secretary and Chief Ethics & Compliance Officer	10
James R. Lyski	49	Executive Vice President, Chief Marketing Officer	2

Executive officers serve at the discretion of the Board of Directors of Scotts Miracle-Gro and pursuant to employment agreements or other arrangements.
The business experience of each of the individuals listed above during at least the past five years is as follows:
Mr. Hagedorn was named Chairman of the Board of Scotts Miracle-Gro’s predecessor in January 2003 and named Chief Executive Officer of Scotts Miracle-Gro’s predecessor in May 2001. He also served as President of Scotts Miracle-Gro (or its predecessor) from November 2006 until October 2008 and from April 2000 until December 2005. Mr. Hagedorn serves on Scotts Miracle-Gro’s Board of Directors, a position he has held with Scotts Miracle-Gro (or its predecessor) since 1995. Mr. Hagedorn is the brother of Katherine Hagedorn Littlefield, a director of Scotts Miracle-Gro.
Mr. Sanders was named President of Scotts Miracle-Gro in October 2010 and named Chief Operating Officer of Scotts Miracle-Gro in January 2012. In this position, Mr. Sanders oversees all business unit and operating functions at the Company. Prior to his election as President and Chief Operating Officer, Mr. Sanders had served as the Company’s Executive Vice President, Global Consumer since June 2010. Previously, he served as Executive Vice President, North America of Scotts Miracle-Gro from October 2007 until June 2010. He served as Executive Vice President of Global Technology and Operations of Scotts Miracle-Gro from January to October 2007, where he was responsible for the Company’s supply chain and information systems, as well as research and development efforts. Before January 2007, he led the North American and global supply chain organizations as well as the North American sales force.
Mr. Evans was named Chief Financial Officer and Executive Vice President, Strategy and Business Development of Scotts Miracle-Gro in January 2011. Prior to that, he had served as Executive Vice President and Chief Financial Officer of Scotts Miracle-Gro since September 2006. From October 2005 to September 2006, he served as Senior Vice President, Finance and Global Shared Services of The Scotts Company LLC (“Scotts LLC”).
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
Mr. Lyski was named Executive Vice President, Chief Marketing Officer of Scotts Miracle-Gro in April 2011. He had previously served as interim Chief Marketing Officer since February 2011. Prior to joining Scotts Miracle-Gro, Mr. Lyski served as Executive Vice President, Chief Marketing Officer for Nationwide Mutual Insurance Company from October 2006 until January 2011, where he was responsible for corporate strategy, corporate marketing, brand management, advertising and communications. Mr. Lyski serves as President of the Board of Trustees for the Wexner Center Foundation.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
The common shares of Scotts Miracle-Gro (the “Common Shares”) trade on the New York Stock Exchange under the symbol “SMG.” The quarterly high and low sale prices for the fiscal years ended September 30, 2012 and 2011 were as follows:

	Sale Prices
	High	Low
FISCAL 2012
First quarter	$50.85	$40.57
Second quarter	$55.58	$46.17
Third quarter	$55.95	$35.49
Fourth quarter	$45.00	$37.97
FISCAL 2011
First quarter	$54.99	$49.25
Second quarter	$58.74	$48.99
Third quarter	$60.62	$48.52
Fourth quarter	$52.17	$39.99

A quarterly dividend of $0.25 per Common Share was paid in December, March and June of fiscal 2011. On August 8, 2011, Scotts Miracle-Gro announced that its Board of Directors had increased the quarterly cash dividend to $0.30 per Common Share, which was paid in September of fiscal 2011 and December, March and June of fiscal 2012. On August 9, 2012, Scotts Miracle-Gro announced that its Board of Directors had further increased the quarterly cash dividend to $0.325 per Common Share, which was first paid in September of fiscal 2012. The payment of future dividends, if any, on the Common Shares will be determined by the Board of Directors in light of conditions then existing, including the Company’s earnings, financial condition and capital requirements, restrictions in financing agreements, business conditions and other factors. The Company’s credit facility restricts future dividend payments to an aggregate of $125 million annually through fiscal 2013 and $150 million annually beginning in fiscal 2014 if our leverage ratio, after giving effect to any such annual dividend payment, exceeds 2.50. Our leverage ratio was 2.93 at September 30, 2012. See “NOTE 11. DEBT” of the Notes to Consolidated Financial Statements included in this Annual Report on Form 10-K for further discussion regarding the restrictions on dividend payments.
As of November 13, 2012, there were approximately 25,800 shareholders, including holders of record and our estimate of beneficial holders.
The following table shows the purchases of Common Shares made by or on behalf of Scotts Miracle-Gro or any “affiliated purchaser” (as defined in Rule 10b-18(a)(3) under the Securities Exchange Act of 1934, as amended) of Scotts Miracle-Gro for each of the three fiscal months in the quarter ended September 30, 2012:

Period	Total Number of Common Shares Purchased(1)	Average Price Paid per Common Share(2)	Total Number of Common Shares Purchased as Part of Publicly Announced Plans or Programs(3)	Approximate Dollar Value of Common Shares That May Yet be Purchased Under the Plans or Programs(3)
July 1 through July 28, 2012	168	$38.64	—	$298,816,796
July 29 through August 25, 2012	—	$—	—	$298,816,796
August 26 through September 30, 2012	1,764	$42.85	—	$298,816,796
Total	1,932	$42.83	—
_____________

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

ITEM 6.	SELECTED FINANCIAL DATA
Five-Year Summary(1)

	Year Ended September 30,
	2012	2011	2010	2009	2008
	(In millions, except per share amounts)
OPERATING RESULTS:
Net sales	$2,826.1	$2,799.7	$2,873.0	$2,715.3	$2,506.8
Gross profit	961.3	1,009.2	1,085.6	986.7	826.4
Income from operations	243.6	274.8	374.4	273.4	139.2
Income from continuing operations	113.2	139.9	207.7	140.9	40.9
Income (loss) from discontinued operations, net of tax	(6.7)	28.0	(3.6)	12.4	(51.8)
Net income (loss)	106.5	167.9	204.1	153.3	(10.9)
ADJUSTED OPERATING RESULTS(2):
Adjusted income from operations	$258.9	$345.3	$401.6	$302.0	$266.5
Adjusted income from continuing operations	124.9	187.2	226.0	159.0	123.0
FINANCIAL POSITION:
Working capital	$566.4	$523.9	$381.3	$382.7	$414.5
Current ratio	2.3	2.1	1.3	1.3	1.4
Property, plant and equipment, net	$427.4	$394.7	$381.3	$356.6	$330.5
Total assets	2,074.4	2,052.2	2,164.0	2,220.1	2,156.2
Total debt to total book capitalization(3)	56.5%	58.7%	45.2%	58.1%	69.6%
Total debt	$782.6	$795.0	$631.7	$810.1	$999.5
Total shareholders’ equity	601.9	559.8	764.5	584.5	436.7
CASH FLOWS:
Cash flows from operating activities	$153.4	$122.1	$295.9	$264.6	$200.9
Investments in property, plant and equipment	69.4	72.7	83.4	72.0	56.1
Investments in intellectual property	—	—	—	3.4	4.1
Investments in acquisitions, net of cash acquired	7.0	7.9	0.6	10.7	2.7
Total cash dividends paid	75.4	67.9	42.6	33.4	32.5
Total purchases of common shares	17.5	358.7	25.0	—	—
PER SHARE DATA:
Earnings per common share from continuing operations:
Basic	$1.86	$2.16	$3.13	$2.17	$0.63
Diluted	1.82	2.11	3.07	2.13	0.63
Adjusted diluted(2)	2.01	2.83	3.34	2.40	1.89
Dividends per common share(4)	1.225	1.05	0.625	0.50	0.50
Stock price at year-end	43.47	44.60	51.73	42.95	23.64
Stock price range—High	55.95	60.62	52.56	44.25	46.90
Stock price range—Low	35.49	39.99	37.50	18.27	16.12
OTHER:
Adjusted EBITDA(5)	$302.9	$393.0	$440.1	$350.5	$318.4
Leverage ratio(5)	2.93	1.98	2.00	3.20	3.97
Interest coverage ratio(5)	4.90	7.47	9.40	6.21	3.87
Weighted average common shares outstanding	61.0	64.7	66.3	65.0	64.5
Common shares and dilutive potential common shares used in diluted EPS calculation	62.1	66.2	67.6	66.1	65.4

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
In the fourth quarter of fiscal year 2012, the Company completed the wind down of the Company's professional seed business ("Pro Seed"). As a result, effective in its fourth quarter of fiscal 2012, we classified Pro Seed as discontinued operations in accordance with GAAP.
The Selected Financial Data has been retrospectively updated to recast Smith & Hawken, Global Pro and Pro Seed as discontinued operations for each period presented.

(2)
The Five-Year Summary includes non-GAAP financial measures, as defined in Item 10(e) of SEC Regulation S-K, of adjusted operating income, adjusted income from continuing operations and adjusted diluted earnings per share from continuing operations, which exclude costs or gains related to discrete projects or transactions. Items excluded during the five-year period ended September 30, 2012 consisted of charges or credits relating to refinancings, impairments, restructurings, product registration and recall matters, discontinued operations, and other unusual items such as costs or gains related to discrete projects or transactions that are apart from and not indicative of the results of the operations of the business. The comparable GAAP measures are reported operating income, reported income from continuing operations and reported diluted earnings per share from continuing operations. Our management believes that these non-GAAP measures are the most indicative of our earnings capabilities and that disclosure of these non-GAAP financial measures therefore provides useful information to investors or other users of the financial statements, such as lenders. A reconciliation of the non-GAAP to the most directly comparable GAAP measures is presented in the following tables:

	Year Ended September 30,
	2012	2011	2010	2009	2008
	(In millions, except per share data)
Income from operations	$243.6	$274.8	$374.4	$273.4	$139.2
Impairment, restructuring and other charges	7.1	55.9	18.5	—	76.2
Product registration and recall matters	8.2	14.6	8.7	28.6	51.1
Adjusted income from operations	$258.9	$345.3	$401.6	$302.0	$266.5
Income from continuing operations	$113.2	$139.9	$207.7	$140.9	$40.9
Impairment, restructuring and other charges, net of tax	4.3	35.3	12.7	—	48.8
Product registration and recall matters, net of tax	7.4	12.0	5.6	18.1	33.3
Adjusted income from continuing operations	$124.9	$187.2	$226.0	$159.0	$123.0
Diluted earnings per share from continuing operations	$1.82	$2.11	$3.07	$2.13	$0.63
Impairment, restructuring and other charges, net of tax	0.07	0.53	0.19	—	0.75
Product registration and recall matters, net of tax	0.12	0.19	0.08	0.27	0.51
Adjusted diluted earnings per share from continuing operations	$2.01	$2.83	$3.34	$2.40	$1.89

(3)	The total debt to total book capitalization percentage is calculated by dividing total debt by total debt plus shareholders’ equity.

(4)
Scotts Miracle-Gro began paying a quarterly dividend of $0.125 per Common Share in the fourth quarter of fiscal 2005. On August 10, 2010, Scotts Miracle-Gro announced that its Board of Directors had increased the quarterly cash dividend to $0.25 per Common Share, which was first paid in the fourth quarter of fiscal 2010. On August 8, 2011, Scotts Miracle-Gro announced that its Board of Directors had increased the quarterly cash dividend to $0.30 per Common Share, which was first paid in the fourth quarter of fiscal 2011. On August 9, 2012, Scotts Miracle-Gro announced that its Board of Directors had further increased the quarterly cash dividend to $0.325 per Common Share, which was first paid in the fourth quarter of fiscal 2012.

(5)
We view our credit facility as material to our ability to fund operations, particularly in light of our seasonality. Please refer to “ITEM 1A. RISK FACTORS—Our indebtedness could limit our flexibility and adversely affect our financial condition” of this Annual Report on Form 10-K for a more complete discussion of the risks associated with our debt and our credit facility and the restrictive covenants therein. Our ability to generate cash flows sufficient to cover our debt service costs is essential to our ability to maintain our borrowing capacity. We believe that Adjusted EBITDA provides additional information for determining our ability to meet debt service requirements. The presentation of Adjusted EBITDA herein is intended to be consistent with the calculation of that measure as required by our borrowing arrangements, and used to calculate a leverage ratio (maximum of 3.50 at September 30, 2012) and an interest coverage ratio (minimum of 3.50 for the year ended September 30, 2012). Leverage ratio is calculated as average total indebtedness, as described in our credit facility, relative to Adjusted EBITDA. Interest coverage ratio is calculated as Adjusted EBITDA divided by interest expense, as described in our credit facility, and excludes costs related to refinancings. Our leverage ratio was 2.93 at September 30, 2012 and our interest coverage ratio was 4.90 for the year ended September 30, 2012. Please refer to “ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS—Liquidity and Capital Resources” of this Annual Report on Form 10-K for a discussion of our credit facility.

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
A numeric reconciliation of Adjusted EBITDA to income from continuing operations is as follows:

	Year Ended September 30,
	2012	2011	2010	2009	2008
	(In millions, except per share data)
Income from continuing operations	$113.2	$139.9	$207.7	$140.9	$40.9
Income tax expense from continuing operations	68.6	82.7	123.5	80.2	20.7
Income (loss) from discontinued operations, net of tax (excluding Global Pro sale)	(5.0)	(11.5)	(3.6)	12.4	(51.8)
Income tax expense (benefit) from discontinued operations	(2.0)	(7.2)	3.1	(22.8)	6.0
Costs related to refinancings	—	1.2	—	—	—
Interest	61.8	51.0	43.2	52.4	77.6
Interest expense from discontinued operations	—	1.7	3.7	4.0	4.6
Depreciation	51.5	50.3	48.5	47.9	53.9
Amortization	10.9	11.4	10.9	12.5	16.4
Loss on impairment and other charges	4.7	64.3	18.5	7.4	136.8
Product registration and recall matters, non-cash portion	0.2	8.7	1.0	2.9	13.3
Mark-to-market adjustments on derivatives	(1.0)	0.5	—	—	—
Smith & Hawken closure process, non-cash portion	—	—	(16.4)	12.7	—
Adjusted EBITDA	$302.9	$393.0	$440.1	$350.5	$318.4

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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
We undertook a number of important initiatives in fiscal 2012 to stimulate growth in the lawn and garden category and increase our market share. The most significant of those initiatives were: (1) increased support of our brands through increased advertising and marketing investments, and (2) a decision to take minimal customer pricing, despite increased commodity costs. While we have seen some response to our initiatives, the resulting growth in consumer demand, and sales in our Global Consumer segment, have fallen short of expectations. At the beginning of the year, income from operations in fiscal 2012 was expected to remain relatively flat to prior year, with expected growth in sales offsetting the impact of our initiatives. Management has moderated expectations for near-term growth and is planning actions which are designed to drive a significant recovery in operating earnings without reliance on unit volume growth. These actions include price increases, product cost optimization and SG&A productivity.
Effective in our fourth quarter of fiscal 2012, we classified our professional seed business as discontinued operations. Prior to being reported as discontinued operations, our professional seed business was included as part of Corporate & Other. On February 28, 2011, we completed the sale of a significant majority of the assets of our Global Professional business (excluding our non-European professional seed business, “Global Pro”) to Israel Chemicals Ltd. (“ICL”) for $270 million in an all-cash transaction, subject to certain adjustments, resulting in $270.9 million net proceeds. For additional information regarding the use of proceeds from the sale of Global Pro, see “NOTE 2. DISCONTINUED OPERATIONS” of the Notes to Consolidated Financial Statements included in this Annual Report on Form 10-K. Effective in our first quarter of fiscal 2011, we classified Global Pro as discontinued operations. Prior to being reported as discontinued operations, Global Pro was included as part of our former Global Professional business segment. During our first quarter of fiscal 2010, all Smith & Hawken stores were closed and substantially all operational activities of Smith & Hawken were discontinued. As a result, effective in our first quarter of fiscal 2010, we classified Smith & Hawken as discontinued operations. Prior to being reported as discontinued operations, our Smith & Hawken business was included as part of Corporate & Other.
As a leading consumer branded lawn and garden company, our product development and marketing efforts are largely focused on providing innovative and differentiated products and on continually increasing brand and product awareness to inspire consumers and create retail demand. We have successfully applied this model for a number of years by focusing on research and development and investing approximately 5 – 6% of our annual net sales in advertising to support and promote our products and brands. We continually explore new and innovative ways to communicate with consumers. We believe that we receive a significant return on these expenditures and anticipate a similar commitment to research and development, advertising and marketing investments in the future, with the continuing objective of driving category growth and profitably increasing market share.

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

	Percent of Net Sales from Continuing Operations by Quarter
	2012	2011	2010
First Quarter	7.1%	8.1%	8.6%
Second Quarter	41.4%	40.1%	36.4%
Third Quarter	37.3%	37.4%	40.6%
Fourth Quarter	14.2%	14.4%	14.4%

Management focuses on a variety of key indicators and operating metrics to monitor the financial condition and performance of the continuing operations of our business. These metrics include consumer purchases (point-of-sale data), market share, category growth, net sales (including unit volume, pricing, and foreign exchange movements), gross profit margins, advertising to net sales ratios, income from operations, income from continuing operations, net income and earnings per share. To the extent applicable, these measures are evaluated with and without impairment, restructuring and other charges as well as product registration and recall matters, which management believes are not indicative of the earnings capabilities of our businesses. We also focus on measures to optimize cash flow and return on invested capital, including the management of working capital and capital expenditures.
The Scotts Miracle-Gro Board of Directors has authorized the repurchase of up to $700 million of our common shares through September 30, 2014. Further, on August 9, 2012, we announced that the Scotts Miracle-Gro Board of Directors increased our quarterly dividend from $0.30 to $0.325 per common share. The decisions to increase the amount of cash we intend to return to our shareholders reflects our continued confidence in the long-term health of the business. From the inception of the share repurchase program in the fourth quarter of fiscal 2010 through the fourth quarter of fiscal 2012, we have repurchased approximately 7.8 million of our common shares for $401.2 million.
Product Registration and Recall Matters
In April 2008, we became aware that a former associate circumvented our policies and U.S. Environmental Protection Agency (“U.S. EPA”) regulations under the Federal Insecticide, Fungicide, and Rodenticide Act of 1947, as amended (“FIFRA”), by failing to obtain valid registrations for certain products and/or causing certain invalid product registration forms to be submitted to regulators. Since that time, we have been cooperating with both the U.S. EPA and the U.S. Department of Justice (the “U.S. DOJ”) in related civil and criminal investigations into the pesticide product registration issues as well as a state civil investigation into related allegations arising under state pesticide registration laws and regulations.
In late April 2008, in connection with the U.S. EPA’s investigation, we conducted a consumer-level recall of certain consumer lawn and garden products and a Scotts LawnService® product. Subsequently, the Company and the U.S. EPA agreed upon a Compliance Review Plan for conducting a comprehensive, independent review of our product registration records. Pursuant to the Compliance Review Plan, an independent third-party firm, Quality Associates Incorporated (“QAI”), reviewed substantially all of our U.S. pesticide product registrations and associated advertisements, some of which were historical in nature and no longer related to sales of our products. The U.S. EPA investigation and the QAI review process resulted in the temporary suspension of sales and shipments of certain products. In addition, as the QAI review process or our internal review identified potential FIFRA registration issues (some of which appear unrelated to the actions of the former associate), we endeavored to stop selling or distributing the affected products until the issues could be resolved. QAI’s review of our U.S. pesticide product registrations and associated advertisements is now complete, and the results of the QAI review process did not materially affect our fiscal 2010, fiscal 2011 or fiscal 2012 sales.
In fiscal 2008, we conducted a voluntary recall of certain of our wild bird food products due to a formulation issue. Certain wild bird food products had been treated with pest control additives to avoid insect infestation, especially at retail stores. While the pest control additives had been labeled for use on certain stored grains that can be processed for human and/or animal consumption, they were not labeled for use on wild bird food products. In October 2008, the U.S. Food & Drug Administration concluded that the recall had been completed and that there had been proper disposition of the recalled products. The results of the wild bird food recall did not materially affect our fiscal 2010, fiscal 2011 or fiscal 2012 financial condition, results of operations or cash flows.
Settlement discussions relating to potential fines and/or penalties are a frequent outgrowth of governmental investigations. In that regard, on or about June 30, 2011, we received a Notice of Intent to File Administrative Complaint (“Notice”) from the U.S. EPA Region 5 with respect to the alleged FIFRA violations. The Notice, which did not set forth a proposed penalty amount, offered us an opportunity to present any information we believed the U.S. EPA should consider prior to filing the complaint and indicated that the U.S. EPA was prepared to meet with us to discuss the alleged violations. We made a timely response to the Notice and engaged in settlement meetings culminating in the signing of a Consent Agreement and Final Order ("CAFO"), in September, 2012 in which the Company neither admitted nor denied the allegations in the CAFO. The government's transmittal letter stated that the CAFO concluded the government's civil investigation and enforcement action. Pursuant to the CAFO, we were required to pay a civil penalty in the amount of $6.05 million and agreed to pay an additional $2.0 million for a Supplemental Environmental Project (“SEP”), paid to the Black Swamp Conservancy, for conservation efforts on three separate parcels of land. The Scotts Miracle-Gro Company undertook these projects as part of a settlement of the United States Environmental Protection Agency's enforcement action against it for alleged violations of Sections 12(a)(1)(A),(B),(C) and (E) of FIFRA, 7 U.S.C. § 136j(a)(1)(A),(B), (C) and (E). As part of the CAFO, the Company must monitor the conservation efforts of the Black Swamp Conservancy and submit a completion report to the U.S. EPA by February 28, 2014, designating the conclusion of all agreed to conservation efforts. Our accrual as of September 30, 2012 includes the full amount of the civil penalty and other amounts payable under the CAFO.
As previously disclosed, we have also been engaged in settlement discussions with the U.S. DOJ regarding its criminal investigation. On January 25, 2012, a Plea Agreement was filed with the United States District Court for the Southern District of Ohio. Under the terms of the Plea Agreement, we agreed to plead guilty to ten misdemeanor FIFRA counts in connection with the former employee's conduct and one misdemeanor FIFRA count in connection with the misapplication of insecticide to wild bird food products. As part of the agreement, Scotts Miracle-Gro was required to pay a $4.0 million penalty to the United States and to provide $0.1 million to each of five programs designed to enhance and protect the natural environment, particularly habitats for the bird populations that the U.S. EPA’s regulation of pesticides is designed to protect. As part of the Plea Agreement, the U.S. DOJ agreed not to criminally prosecute us for any other federal crimes relating to any potential FIFRA violations known to the government as of the date of the Plea Agreement. The United States District Court for the Southern District of Ohio accepted the plea on March 13, 2012, and the sentence was imposed on September 7, 2012, resolving the U.S. DOJ investigation into our pesticide product registration issues. Our accrual as of September 30, 2012 includes the full amount of the criminal penalty and other amounts payable under the Plea Agreement.
As a result of these registration and recall matters, we have recorded charges for affected inventory and other registration and recall-related costs. The effects of these adjustments, including the accrual noted above, were pre-tax charges of $8.2 million, $14.6 million and $8.7 million for the fiscal years ended September 30, 2012, 2011 and 2010, respectively. We may be subject to additional judgments, settlements, fines and/or penalties as a result of state or private actions. No reserves have been established for any such potential liabilities related to state or private actions arising in connection with the product registration and recall issues at this time.
Additionally, in connection with the sale of wild bird food products that were the subject of the recall discussed in “ITEM 1. BUSINESS - Regulatory Considerations”, the Company has been named as a defendant in four putative class actions filed on and after June 27, 2012, which have now been consolidated in the United States District Court for the Southern District of California as In re Morning Song Bird Food Litigation, Lead Case No. 3:12-cv-01592-JAH-RBB. The plaintiffs allege various statutory and common law claims associated with the Company's sale of wild bird food products. The plaintiffs seek on behalf of themselves and various purported class members monetary damages, restitution, injunctive relief, declaratory relief, attorney's fees, interest and costs. The Company intends to vigorously defend the consolidated action. Given the early stages of the action, the Company cannot make a determination as to whether it could have a material effect on the Company's financial condition, results of operations or cash flows and has not created any accruals or accounting reserves with respect thereto.
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

Results of Operations
We classified our professional seed business, Global Pro and Smith & Hawken as discontinued operations, for all periods presented, beginning in our fourth quarter of fiscal 2012, our first quarter of fiscal 2011 and our first quarter of fiscal 2010, respectively. As a result, and unless specifically stated, all discussions regarding results for the fiscal years ended September 30, 2012, 2011 and 2010 reflect results from our continuing operations.
The following table sets forth the components of income and expense as a percentage of net sales:

	Year Ended September 30,
	2012	2011	2010
Net sales	100.0%	100.0%	100.0%
Cost of sales	66.0	63.2	62.1
Cost of sales—impairment, restructuring and other charges	—	0.7	—
Cost of sales – product registration and recall matters	—	0.1	0.1
Gross profit	34.0	36.0	37.8
Operating expenses:
Selling, general and administrative	25.0	24.4	24.1
Impairment, restructuring and other charges	0.3	1.3	0.6
Product registration and recall matters	0.3	0.4	0.2
Other income, net	(0.1)	—	(0.2)
Income from operations	8.5	9.9	13.1
Costs related to refinancing	—	0.1	—
Interest expense	2.2	1.8	1.5
Income from continuing operations before income taxes	6.3	8.0	11.6
Income tax expense from continuing operations	2.4	3.0	4.3
Income from continuing operations	3.9	5.0	7.3
Income (loss) from discontinued operations, net of tax	(0.2)	1.0	(0.1)
Net income	3.7%	6.0%	7.2%

Net Sales
Net sales for fiscal 2012 increased 0.9% to $2.83 billion from $2.80 billion in fiscal 2011. Net sales for fiscal 2011 decreased 2.6% from $2.87 billion in fiscal 2010. The change in net sales was attributable to the following:

	Year Ended September 30,
	2012	2011
Volume	0.7%	(4.6)%
Pricing	0.7	1.0
Foreign exchange rates	(0.7)	0.9
Acquisitions	0.2	0.1
Change in net sales	0.9%	(2.6)%

The increase in net sales for the year ended September 30, 2012 was primarily driven by;

•
increased volume in our Global Consumer segment, driven by an increase in sales within the U.S. of mulch and controls products, offset by declines within the U.S. of wild bird food, grass seed and plant food products; international sales were flat to fiscal 2011, excluding changes in foreign exchange rates;

•	increased volume within our Scotts LawnService® segment driven by higher customer count;

•	increased sales in Corporate & Other related to ICL supply agreements, which were entered into in connection with the sale of Global Pro in February 2011;

•	partially offset by the unfavorable impact of foreign exchange rates as a result of the strengthening of the U.S. dollar relative to other currencies.

The decrease in net sales for the year ended September 30, 2011 was primarily driven by;

•
decreased volume in our Global Consumer segment, driven by a decrease in U.S. Consumer sales as a result of poor weather in the peak weeks of spring and fall lawn and garden seasons as well as lower sales in the mass merchant retail channel;

•	partially offset by favorable impact of foreign exchange rates as a result of the weakening of the U.S. dollar relative to other currencies;

•	increases in sales in Corporate & Other, related to ICL supply agreements, which were entered into in connection with the sale of Global Pro in February 2011;

•	an increase in sales within our International Consumer business associated with product innovation.
Cost of Sales
The following table shows the major components of cost of sales:

	Year Ended September 30,
	2012	2011	2010
	(In millions)
Materials	$1,142.2	$1,079.5	$1,093.8
Manufacturing labor and overhead	321.9	319.3	323.5
Distribution and warehousing	320.7	306.5	302.1
Roundup® reimbursements	79.6	63.7	65.0
	1,864.4	1,769.0	1,784.4
Impairment, restructuring and other charges	—	18.3	—
Product registration and recall matters	0.4	3.2	3.0
	$1,864.8	$1,790.5	$1,787.4

Factors contributing to the change in cost of sales are outlined in the following table:

	Year Ended September 30,
	2012	2011
	(In millions)
Material costs	$68.3	$10.1
Volume and product mix	25.4	(42.4)
Roundup® reimbursements	15.9	(1.3)
Foreign exchange rates	(14.2)	18.2
	95.4	(15.4)
Impairment, restructuring and other charges	(18.3)	18.3
Product registration and recall matters	(2.9)	0.2
Change in cost of sales	$74.3	$3.1
The increase in cost of sales, excluding impairment, restructuring and other charges, and product registration and recall matters for fiscal 2012 was primarily driven by:

•	the increase in material costs primarily related to packaging for products and fertilizer inputs;

•	the impact of higher sales volume, including increased distribution costs resulting from an early season surge in consumer activity and continued and unplanned surge in mulch volume;

•	higher reimbursements attributable to our marketing agreement with Monsanto;

•	partially offset by the favorable impact of foreign exchange rates as a result of the strengthening of the U.S. dollar relative to other currencies.
The decrease in cost of sales, excluding impairment, restructuring and other charges, and product registration and recall matters for fiscal 2011 was primarily driven by:

•	impact of decreased net sales;

•	lower reimbursements attributable to our marketing agreement with Monsanto;

•	partially offset by increased material costs primarily related to wild bird food grains, diesel and gasoline;

•	favorable impact of foreign exchange rate as a result of the weakening of the U.S dollar relative to other currencies.
Gross Profit
As a percentage of net sales, our gross profit rate was 34.0% for fiscal 2012 compared to 36.0% for fiscal 2011. As a percentage of net sales, our gross profit rate was 36.0% for fiscal 2011 compared to 37.8% for fiscal 2010. Factors contributing to the change in gross profit rate are outlined in the following table:

	Year Ended September 30,
	2012	2011
Pricing	0.5%	0.3%
Material costs	(2.5)	(0.3)
Product mix and volume:
Roundup® commissions and reimbursements	(0.1)	(0.2)
Corporate & Other	(0.2)	(0.4)
Global Consumer mix and volume	(0.5)	(0.5)
	(2.8)	(1.1)
Impairment, restructuring and other charges	0.7	(0.7)
Product registration and recall matters	0.1	—
Change in gross profit rate	(2.0)%	(1.8)%
The decrease in the gross profit rate, excluding impairment, restructuring and other charges and product registration and recall matters, for fiscal 2012, was primarily driven by:

•	increased material costs attributable primarily to packaging for products and fertilizer inputs;

•	negative product mix, driven by increased sales of our mulch products within the U.S., and international;

•	increased costs for distribution as a result of an early season surge in consumer activity and continued and unplanned surge in mulch volume;

•	increased sales associated with our supply agreements with ICL, which commenced with the sale of Global Pro in February 2011 and do not generate profit.
The decrease in the gross profit rate, excluding impairment, restructuring and other charges and product registration and recall matters, for fiscal 2011, was primarily driven by:

•
unfavorable product mix as a a result of increased sales within Corporate & Other at reduced margin rates (including sales attributed to ICL supply agreements at zero margin), reduced Roundup® commissions and lower sales of high margin lawn care products;

•	increased material costs;

•	reduced leverage of fixed manufacturing and warehousing costs driven by lower volume within U.S. Consumer;

•	partially offset by increased pricing, net of higher cost consumer promotional programs through our trade partners.

Selling, General and Administrative Expenses
The following table shows the major components of Selling, General and Administrative expenses (“SG&A”):

	Year Ended September 30,
	2012	2011	2010
	(In millions, except percentage figures)
Advertising	$168.9	$140.7	$140.7
Advertising as a percentage of net sales	6.0%	5.0%	4.9%
Share-based compensation	12.5	15.9	16.1
Research and development	50.8	50.9	47.3
Amortization of intangibles	8.2	9.5	9.8
Other selling, general and administrative	465.3	469.3	478.7
	$705.7	$686.3	$692.6

Advertising expense increased $28.2 million or 20.0% to $168.9 million in fiscal 2012 compared to $140.7 million in fiscal 2011. This increase was primarily attributable to our Global Consumer segment. The change in our Global Consumer segment was driven by our planned increase in media and marketing initiatives, partially offset by $1.1 million of changes in foreign currency rates. A portion of the originally planned increase was classified as trade promotion expense, which is recorded within net sales. Advertising expense in fiscal 2011 was flat compared to fiscal 2010.

Share-based compensation decreased $3.4 million or 21.4% to $12.5 million in fiscal 2012 compared to $15.9 million in fiscal 2011. The decrease in share-based compensation expense in fiscal 2012 was primarily due to the acceleration of expense in fiscal 2011 for certain terminated employees. Fiscal 2011 share-based compensation expense was roughly flat to fiscal 2010. The majority of our share-based awards vest over three years, with the associated expense recognized ratably over the vesting period. In certain cases, such as individuals who are eligible for early retirement based on their age and years of service, the vesting period is shorter than three years.

Amortization expense was $8.2 million in fiscal 2012, compared to $9.5 million and $9.8 million in fiscal 2011 and fiscal 2010, respectively. The decline in fiscal 2012 was driven by assets that became fully amortized in fiscal 2011 and due to impairment of certain intangible assets in fiscal 2011. The decline in fiscal 2011 was driven by assets that became fully amortized in fiscal 2010.

Other SG&A was roughly flat in fiscal 2012 compared to fiscal 2011, declining $4.0 million, or 0.9%. In fiscal 2011, Other SG&A spending decreased $9.4 million, or 2.0%, from fiscal 2010. The primary driver of the decrease was lower variable compensation expense, partially offset by the full year impact associated with operating two additional regional offices which opened in the second half of fiscal 2010, increased bad debt expense associated with a customer bankruptcy in fiscal 2011, and various other expenses including incremental marketing and research and development costs.
Impairment, Restructuring and Other Charges (included in SG&A)
The following tables shows the breakdown of Impairment, Restructuring and Other Charges (included in SG&A):

	Year Ended September 30,
	2012	2011	2010
	(In millions)
Restructuring and other charges	$1.8	$18.2	$—
Property, plant and equipment impairments	2.1	—	—
Goodwill and intangible asset impairments	3.2	19.4	18.5
	$7.1	$37.6	$18.5
In fiscal 2012, in continuation of the 2011 restructuring plan, we incurred an additional $1.6 million in restructuring costs related to termination benefits provided to employees who accepted voluntary retirement and special termination benefits provided to certain employees upon future separation as well as $0.2 million related to curtailment charges for our U.S. defined benefit pension and U.S retiree medical plans. Additionally, we recognized a $5.3 million asset impairment charge as a result of issues with commercialization of products including the active ingredient MAT 28 for the Global Consumer segment. Further, we have previously expensed product development and marketing costs associated with the previously planned launch of products containing MAT 28 and are evaluating our options for recovering those costs.

In fiscal 2011 we recorded restructuring charges designed to streamline management decision making and continue the regionalization of our operating structure, with the objective of reinvesting the savings generated in innovation and growth initiatives. During fiscal 2011, we incurred $23.7 million in restructuring costs related to termination benefits provided to employees who were involuntarily terminated and special termination benefits provided to certain employees upon future separation, as well as $2.3 million related to curtailment charges for our U.S. defined benefit pension and U.S. retiree medical plans. In addition, we recognized charges of $2.3 million for other intangible asset impairments and $1.4 million for restructuring and other charges.
Our annual impairment review, which includes goodwill and indefinite-lived intangibles, is performed as of the first day of our fourth quarter. Our fourth quarter fiscal 2011 impairment analysis resulted in a non-cash charge of $17.1 million, primarily attributed to the intangible assets and goodwill associated with our wild bird food business, including the Morning Song® tradename. Losses generated by this business over the past two years combined with a revised long-term outlook have negatively impacted the value of the business.
Our fourth quarter fiscal 2010 impairment analysis resulted in a non-cash charge of $18.5 million related to discontinuing or de-emphasizing certain brands and sub-brands, which is consistent with our business strategy to increasingly concentrate our advertising and promotional spending on fewer, more significant brands to more efficiently drive growth.
Product Registration and Recall Matters (included in SG&A)
Product registration and recall costs were $7.8 million in fiscal 2012, compared to $11.4 million and $5.7 million in fiscal 2011 and fiscal 2010, respectively. Fiscal 2012 and fiscal 2011 costs include additional reserves established in connection with the U.S. EPA and U.S. DOJ investigations, as well as third-party compliance review, legal and consulting fees. Fiscal 2010 costs primarily related to third-party compliance review, legal and consulting fees.
Other Income, net
Other income, net, was $2.9 million, $0.9 million and $5.6 million in fiscal 2012, fiscal 2011 and fiscal 2010 respectively. Other income is comprised of activities outside our normal business operations, such as royalty income from the licensing of certain of our brand names, franchise fee income from our Scotts LawnService® business, foreign exchange gains/losses and gains/losses from the sale of non-inventory assets. The fiscal 2012 changes from fiscal 2011 were not significant. The decrease in fiscal 2011 was primarily due to the non-recurrence of gains recognized in fiscal 2010 on the sale of property and other miscellaneous asset disposals.
Income from Operations
Income from operations in fiscal 2012 was $243.6 million compared to $274.8 million in fiscal 2011, a decrease of $31.2 million, or 11.4%. Excluding impairment, restructuring and other charges and product registration and recall costs, income from operations decreased by $86.4 million, or 25.0%, in fiscal 2012, primarily driven by lower gross profit rates and additional SG&A spending.
Income from operations in fiscal 2011 was $274.8 million compared to $374.4 million in fiscal 2010, a decrease of $99.6 million, or 26.6%. Excluding impairment, restructuring and other charges and product registration and recall costs, income from operations decreased by $56.3 million, or 14.0%, in fiscal 2011, primarily driven by decreased net sales and lower gross margin rates, partially offset by a decrease in SG&A spending.
Interest Expense
Interest expense in fiscal 2012 was $61.8 million compared to $51.0 million and $43.2 million in fiscal 2011 and fiscal 2010, respectively. The increase in fiscal 2012 was primarily due to an increase in our average borrowings. Excluding the impact of foreign exchange rates, average borrowings increased by approximately $118.3 million during fiscal 2012.
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

Income Tax Expense
A reconciliation of the federal corporate income tax rate and the effective tax rate on income from continuing operations before income taxes is summarized below:

	Year Ended September 30,
	2012	2011	2010
Statutory income tax rate	35.0%	35.0%	35.0%
Effect of foreign operations	(0.5)	(0.3)	(0.2)
State taxes, net of federal benefit	3.1	2.8	2.9
Domestic production activities deduction permanent difference	(1.5)	(2.3)	(1.3)
Effect of other permanent differences	2.4	1.9	0.6
Research and experimentation and other federal tax credits	(0.1)	(0.2)	—
Resolution of prior tax contingencies	(0.9)	0.7	0.3
Other	0.2	(0.4)	—
Effective income tax rate	37.7%	37.2%	37.3%

The effective tax rate for continuing operations was 37.7% for fiscal 2012, compared to 37.2% for fiscal 2011 and 37.3% for fiscal 2010. Excluding reserves established for product registrations and recall matters, the effective tax rate for continuing operations was 36.5% and 36.0% for fiscal 2012 and fiscal 2011 respectively. Excluding the income tax expense related to the disallowance of the Medicare Part D tax deduction, the effective tax rate for continuing operations was 36.7% for fiscal 2010. Additional factors impacting the fiscal 2010 effective tax rate were an increase in state tax rates as well as the expiration of the research and development tax credit.
Income and Earnings per Share from Continuing Operations
We reported income from continuing operations of $113.2 million, or $1.82 per diluted share, in fiscal 2012 compared to income from continuing operations of $139.9 million, or $2.11 per diluted share, in fiscal 2011. In fiscal 2012, we incurred costs of $7.1 million relating to impairment, restructuring and other charges, as well as $8.2 million in costs associated with product registration and recall matters. In fiscal 2011, we incurred $55.9 million of impairment, restructuring and other charges, as well as $14.6 million in costs associated with product registration and recall matters. Excluding these items, adjusted income from continuing operations was $124.9 million in fiscal 2012 compared to $187.2 million in fiscal 2011, a decrease of $62.3 million, primarily driven by lower gross margin rates, higher SG&A spending and interest expense. Diluted weighted-average common shares outstanding decreased from 66.2 million in fiscal 2011 to 62.1 million in fiscal 2012. The decrease was primarily driven by repurchases of our common shares and a decrease in the number of dilutive equivalent shares, partially offset by the exercise of stock options. Dilutive equivalent shares for fiscal 2012 and fiscal 2011 were 1.1 million and 1.5 million, respectively. The decrease in equivalent shares was due to a decrease in our average share price.
We reported income from continuing operations of $139.9 million, or $2.11 per diluted share, in fiscal 2011 compared to income from continuing operations of $207.7 million, or $3.07 per diluted share, in fiscal 2010. In fiscal 2011, we incurred costs of $55.9 million relating to impairment, restructuring and other charges, as well as $14.6 million in costs associated with product registration and recall matters. In fiscal 2010, we incurred $18.5 million of impairment charges, as well as $8.7 million in costs associated with product registration and recall matters. Excluding these items, adjusted income from continuing operations was $187.2 million in fiscal 2011 compared to $226.0 million in fiscal 2010, a decrease of $38.8 million, primarily driven by decreased net sales, lower gross profit rates and higher interest expense, and partially offset by a decrease in SG&A spending. Diluted weighted-average common shares outstanding decreased from 67.6 million in fiscal 2010 to 66.2 million in fiscal 2011. The decrease was primarily driven by repurchases of our common shares, partially offset by the exercise of stock options and by an increase in the number of dilutive equivalent shares. Dilutive equivalent shares for fiscal 2011 and fiscal 2010 were 1.5 million and 1.3 million, respectively. The increase in equivalent shares was due to additional equity based grants and an increase in our average share price.
Income from Discontinued Operations
In our fourth quarter of fiscal 2012, we completed the wind down of the professional seed business. As a result, we began presenting this business within discontinued operations. In our second quarter of fiscal 2011 we completed the sale of Global Pro to ICL. As a result of the then-pending sale, effective in the first quarter of fiscal 2011, we began presenting Global Pro as discontinued operations. Further, in our first quarter of fiscal 2010, we began presenting Smith & Hawken as discontinued operations. Prior periods have been reclassified to conform to these presentations.

Loss from discontinued operations, net of tax, was $6.7 million in fiscal 2012, while income of $28.0 million and a loss of $3.6 million were recognized in fiscal 2011 and fiscal 2010, respectively. Fiscal 2012 includes expenses associated with the wind down and disposal of the non-European professional seed business. Fiscal 2011 includes a net after-tax gain of $39.5 million on the sale of Global Pro to ICL. Fiscal 2010 is comprised of $11.9 million of income relating to Global Pro’s operations and $18 million from the sale of the Smith & Hawken intellectual property, offset by costs associated with the final closure activities of Smith & Hawken.
Segment Results
Our continuing operations are divided into the following reportable segments: Global Consumer and Scotts LawnService®. This division of reportable segments is consistent with how the segments report to and are managed by the chief operating decision maker of the Company. We have made reclassifications to prior period segment amounts as a result of the change in our internal organization structure associated with the sale of a significant majority of our previously reported Global Professional segment, which is now reported in discontinued operations. Corporate & Other includes revenues and expenses associated with the Company’s supply agreements with ICL and the amortization related to the Roundup® marketing agreement, as well as corporate general and administrative expenses and certain other income/expense items not allocated to the business segments.
We evaluate segment performance based on several factors, including income from continuing operations before amortization, product registration and recall costs, and impairment, restructuring and other charges. Management uses this measure of operating profit to evaluate segment performance because we believe this measure is the most indicative of performance trends and the overall earnings potential of each segment.
The following tables present segment information:
Net Sales by Segment

	Year Ended September 30,
	2012	2011	2010
	(In millions)
Global Consumer	$2,539.2	$2,533.2	$2,649.7
Scotts LawnService®	245.8	235.6	224.1
Segment total	2,785.0	2,768.8	2,873.8
Corporate & Other	41.1	30.9	(0.8)
Consolidated	$2,826.1	$2,799.7	$2,873.0
Income from Continuing Operations before Income Taxes by Segment

	Year Ended September 30,
	2012	2011	2010
	(In millions)
Global Consumer	$338.3	$425.0	$490.1
Scotts LawnService®	27.0	25.9	21.0
Segment total	365.3	450.9	511.1
Corporate & Other	(96.3)	(95.0)	(99.6)
Intangible asset amortization	(10.1)	(10.6)	(9.9)
Product registration and recall matters	(8.2)	(14.6)	(8.7)
Impairment, restructuring and other charges	(7.1)	(55.9)	(18.5)
Costs related to refinancing	—	(1.2)	—
Interest expense	(61.8)	(51.0)	(43.2)
Consolidated	$181.8	$222.6	$331.2

Global Consumer
Global Consumer segment net sales increased 0.2% from $2.53 billion in fiscal 2011 to $2.54 billion in fiscal 2012. The increase in fiscal 2012 net sales was favorably impacted by volume and pricing of 0.4% and 0.6%, respectively, offset by unfavorable foreign exchange rates of 0.8%. Net sales in the U.S. increased by 1.3%, driven by an increase in pricing, higher sales of our controls and mulch products, and the national launch of our new Scotts Snap® spreader system, partially offset by declines in sales of grass seed, wild bird food and plant food products. International Consumer net sales decreased 4.0% in fiscal 2012, primarily attributable to the unfavorable effect of foreign currency changes as a result of the strengthening of the U.S. dollar relative to other currencies. Excluding the impact of in foreign currency rates, net sales in International Consumer were roughly flat compared to fiscal 2011.
Global Consumer segment income for fiscal 2012 was $338.3 million, a decrease of $86.7 million, or 20.4%, compared to fiscal 2011. Excluding the impact of foreign exchange movements, segment income decreased by $85.6 million, or 20.1%, from fiscal 2011. The decrease in segment income for fiscal 2012 was primarily driven by a gross margin rate decline and an increase in SG&A expenses. The decreased gross profit rate was primarily the result of increased material costs primarily due to packaging and fertilizer inputs, negative product mix within the U.S. driven by increased sales of mulch products, and increased distribution and warehousing as a result of an early season surge in consumer activity and continued and unplanned surge in mulch volume. The increase in SG&A spending primarily related to costs associated with our planned increase in media and marketing initiatives.
Global Consumer segment net sales declined 4.4% from $2.65 billion in fiscal 2010 to $2.53 billion in fiscal 2011. Excluding the impact of foreign exchange movements, net sales in the Global Consumer segment decreased 5.4% in fiscal 2011, which includes a favorable impact from price increases of 1.1%. Net sales in the U.S. decreased 6.8% as a result of poor weather in the peak weeks of spring and fall lawn and garden seasons as well as lower sales in the mass merchant retail channel. The decline in net sales is also attributed to increased promotional programs through our trade partners and reduced inventories at our retailers. Excluding the impact of foreign exchange movements, International Consumer net sales increased 1.1% in fiscal 2011, primarily attributable to unit volume growth as a result of product innovation and slight increases in net pricing. The increase in International Consumer net sales was primarily driven by strong growth in Canada and Central Europe.
Global Consumer segment income for fiscal 2011 was $425.0 million, a decrease of $65.1 million, or 13.3%, compared to fiscal 2010. Excluding the impact of foreign exchange movements, segment income decreased by $73.1 million, or 14.9%, for fiscal 2011. The decrease in segment income for fiscal 2011 was primarily driven by the decrease in net sales, a gross profit rate decline of 100 basis points and an increase in SG&A expenses. The decreased gross profit rate was primarily the result of unfavorable sales mix, higher consumer promotional programs, increased material costs and reduced leverage of fixed manufacturing and warehousing costs. The increase in SG&A spending primarily related to costs associated with the full year impact of operating two additional regional offices which opened in the second half of fiscal 2010, increased expenses for marketing and research and development activities, partially offset by a decrease in variable compensation expense.
Scotts LawnService®
Scotts LawnService® net sales increased by $10.2 million, or 4.3%, to $245.8 million in fiscal 2012, primarily due to increased customer retention, fully year impact of acquisitions and new customer sales. Scotts LawnService® segment income increased $1.1 million to $27.0 million in fiscal 2012. The improved operating results were driven by higher net sales and improved labor productivity, partially offset by higher product costs and SG&A, which was primarily the outcome of higher performance based variable compensation.
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
Corporate & Other
Net sales for Corporate & Other increased $10.2 million to $41.1 million in fiscal 2012, primarily due to our ICL supply agreements, which commenced shortly after the sale of Global Pro in our second quarter of fiscal 2011. Net expense for Corporate & Other increased by $1.3 million in fiscal 2012, driven by increased variable compensation of $1.3 million.
Net sales for Corporate & Other were $30.9 million in fiscal 2011, primarily due to our ICL supply agreements, which commenced shortly after the sale of Global Pro in our second quarter of fiscal 2011. Net expense for Corporate & Other decreased by $4.6 million in fiscal 2011, driven by a decline in variable compensation, partially offset by severance costs, consulting fees and the non-recurrence of a gain recorded on the sale of property in fiscal 2010.

Liquidity and Capital Resources
Operating Activities
Cash provided by operating activities increased by $31.3 million to $153.4 million in fiscal 2012 from $122.1 million in fiscal 2011. Excluding the impact of discontinued operations, cash provided by operating activities decreased by $48.2 million to $143.1 million in fiscal 2012 compared to a decrease of $118.1 million in fiscal 2011. Excluding discontinued operations and non-

cash operating expenses, income from continuing operations decreased by approximately $24.7 million primarily due to lower gross profit rates and higher advertising expenses.
Cash provided by operating activities decreased by $173.8 million to $122.1 million in fiscal 2011 from $295.9 million in fiscal 2010. Excluding the impact of discontinued operations, cash provided by operating activities decreased by $118.1 million to $191.3 million in fiscal 2011 compared to $309.4 million in fiscal 2010. Excluding discontinued operations and non-cash operating expenses, income from continuing operations decreased by approximately $60.6 million primarily due to lower net sales and lower gross profit rates. In addition, operating cash flows were used to support higher working capital for continuing operations, which increased by approximately $57.2 million in fiscal 2011. This decrease was driven by higher inventories as a result of lower than anticipated sales and a decline in other current liabilities primarily due to lower variable compensation accruals.
The seasonal nature of our operations generally requires cash to fund significant increases in inventories during the first half of the fiscal year. Receivables and payables also build substantially in the second quarter of the fiscal year in line with the timing of sales to support our retailers’ spring selling season. These balances liquidate during the June through September period as the lawn and garden season unwinds. Unlike our core Global Consumer segment, Scotts LawnService® typically has its highest receivables balance in the fourth quarter because of the seasonal timing of customer applications and service revenues.
Investing Activities
Cash used in investing activities totaled $75.7 million in fiscal 2012, as compared to cash provided by investing activities of $153.5 million for fiscal 2011. The change in our investing activities was primarily driven by the cash received from the sale of our Global Pro business, which generated $253.6 million in cash in fiscal 2011. Capital spending decreased from $72.7 million in fiscal 2011 to $69.4 million in fiscal 2012. Significant capital projects during fiscal 2012 included a new growing media plant in Texas, additional capital for our liquid production facilities in Iowa and Mississippi, improvements at various other growing media production facilities and investments in information technology. Further, during fiscal 2012 we completed an acquisition within our Global Consumer segment with total cash paid of $6.7 million.
Cash provided by investing activities totaled $153.5 million in fiscal 2011, as compared to cash used in investing activities of $58.9 million for fiscal 2010. Fiscal 2011 investing activities included net cash of $253.6 million provided by the sale of Global Pro business. In fiscal 2010, we received cash of $24.5 million for the sale of long-lived assets, primarily for the intellectual property of Smith & Hawken. Capital spending decreased from $83.4 million in fiscal 2010 to $72.7 million in fiscal 2011. Significant capital projects during fiscal 2011 included a new growing media plant in Missouri, additional capital for our liquid production facility in Mississippi, improvements at various other growing media production facilities and investments in information technology. Further, during fiscal 2011 we completed several acquisitions with total cash paid of $7.6 million.
For the three years ended September 30, 2012, our capital spending was allocated as follows: 51.6% for expansion and maintenance of existing Global Consumer productive assets; 27.1% for new productive assets supporting our Global Consumer segment; 12.1% to expand our information technology and transformation and integration capabilities; 2.0% for expansion and upgrades of Scotts LawnService® infrastructure; and 7.2% for Corporate & Other assets.
Financing Activities
Financing activities used cash of $79.3 million and $230.7 million in fiscal 2012 and fiscal 2011, respectively. Cash returned to shareholders through dividends of $75.4 million and the repurchasing of Common Shares of $17.5 million were significant elements of cash used in financing activities in fiscal 2012. Net payments under our credit facilities were $10.6 million in fiscal 2012, compared to $22.0 million in fiscal 2011. Financing activities also included a decrease in cash received from the exercise of stock options of $13.9 million in fiscal 2012 compared to fiscal 2011.
Financing activities used cash of $230.7 million and $216.3 million in fiscal 2011 and fiscal 2010, respectively. Cash returned to shareholders through Common Share repurchases of $358.7 million and dividends of $67.9 million were significant elements of cash used in financing activities in fiscal 2011. Net repayments under our credit facilities were $22.0 million in fiscal 2011, compared to $370.0 million in fiscal 2010. Financing activities in fiscal 2011 also included debt financing and issuance fees of $18.9 million attributable to the refinancing of our then existing credit facilities in June 2011 and our $200.0 million bond offering in December 2010, the proceeds of which were used to reduce outstanding borrowings under our then existing credit facilities and for general corporate purposes. In addition, cash received from the exercise of stock options increased by $9.0 million in fiscal 2011 compared to fiscal 2010.

Cash and Cash Equivalents
Our cash and cash equivalents were held in cash depository accounts with major financial institutions around the world or invested in high quality, short-term liquid investments with a balance of $131.9 million as of September 30, 2012, compared to $130.9 million as of September 30, 2011. The cash and cash equivalents balance at September 30, 2012 included $118.6 million held by controlled foreign corporations. Our current plans do not demonstrate a need to, nor do we have plans to, repatriate the retained earnings from these foreign corporations as the earnings are indefinitely reinvested. However, in the future, if we determine it is necessary to repatriate these funds, or if we sell or liquidate any of these foreign corporations, we may be required to pay associated taxes on the repatriation.
Borrowing Arrangements
Our primary sources of liquidity are cash generated by operations and borrowings under our credit agreement which is guaranteed by substantially all of our domestic subsidiaries. On June 30, 2011, we and certain of our subsidiaries entered into a second amended and restated senior secured credit facility, providing for revolving loans in the aggregate principal amount of up to $1.7 billion over a five years term. Borrowings may be made in various currencies including U.S. dollars, Euros, British pounds, Australian dollars and Canadian dollars. Under this credit facility, we may request up to an additional $450 million in revolving and/or term commitments, subject to certain specified conditions, including approval from the our lenders. The credit facility replaced our previous senior secured credit facilities, which were comprised of: (a) a senior secured revolving loan facility in the aggregate principal amount of up to $1.59 billion and (b) a senior secured term loan facility totaling $560 million. The previous credit facilities were scheduled to expire in February 2012.
The terms of the credit facility provide for customary representations and warranties and affirmative covenants. The credit facility also contains customary negative covenants setting forth limitations, subject to negotiated carve-outs on liens; contingent obligations; fundamental changes; acquisitions, investments, loans and advances; indebtedness; restrictions on subsidiary distributions; transactions with affiliates and officers; sales of assets; sale and leaseback transactions; changing our fiscal year end; modifications of certain debt instruments; negative pledge clauses; entering into new lines of business; and restricted payments, which are limited to an aggregate of $125 million annually through fiscal 2013 and $150 million annually beginning in fiscal 2014 if our leverage ratio, after giving effect to any such annual dividend payment, exceeds 2.50. The credit facility is secured by collateral that includes the capital stock of specified subsidiaries, substantially all domestic accounts receivable (exclusive of any “sold” receivables), inventory and equipment. The credit facility is guaranteed by substantially all of our domestic subsidiaries.
Under our credit facility, we have the ability to issue letter of credit commitments up to $75 million. At September 30, 2012, the Company had letters of credit in the aggregate face amount of $25.9 million outstanding, and $1.3 billion of availability under its credit facility. “NOTE 11. DEBT” of the Notes to Consolidated Financial Statements included in this Annual Report on Form 10-K provides additional information regarding our borrowing arrangements.
On January 14, 2010, we issued $200 million aggregate principal amount of 7.25% Senior Notes due 2018 (the “7.25% Senior Notes”). The net proceeds of the offering were used to reduce outstanding borrowings under our then existing credit facilities. The 7.25% Senior Notes represent general unsecured senior obligations, and were sold to the public at 99.254% of the principal amount thereof, to yield 7.375% to maturity. The 7.25% Senior Notes have interest payment dates of January 15 and July 15 of each year, which began on July 15, 2010 and may be redeemed prior to maturity at applicable redemption premiums. The 7.25% Senior Notes contain usual and customary incurrence-based covenants, which include, but are not limited to, restrictions on the incurrence of additional indebtedness, the incurrence of liens and the issuance of certain preferred shares, and the making of certain distributions, investments and other restricted payments, as well as other usual and customary covenants, which include, but are not limited to, restrictions on sale and leaseback transactions, restrictions on purchases or redemptions of Scotts Miracle-Gro stock and prepayments of subordinated debt, limitations on asset sales and restrictions on transactions with affiliates. The 7.25% Senior Notes mature on January 15, 2018. Substantially all of our domestic subsidiaries serve as guarantors of the 7.25% Senior Notes.
On December 16, 2010, we issued $200 million aggregate principal amount of 6.625% Senior Notes due 2020 (the “6.625%" Senior Notes”) in a private placement exempt from the registration requirements under the Securities Act of 1933, as amended. The net proceeds of the offering were used to repay outstanding borrowings under our then existing credit facilities and for general corporate purposes. The 6.625% Senior Notes represent general unsecured senior obligations and rank equal in right of payment with the our existing and future unsecured senior debt, including, without limitation, the 7.25% Senior Notes. The 6.625% Senior Notes have interest payment dates of June 15 and December 15 of each year, which began on June 15, 2011, and may be redeemed prior to maturity at applicable redemption premiums. The 6.625% Senior Notes contain usual and customary incurrence-based covenants, as well as other usual and customary covenants, substantially similar to those contained in the 7.25% Senior Notes. The 6.625% Senior Notes mature on December 15, 2020. Substantially all of our domestic subsidiaries serve as guarantors of the 6.625% Senior Notes.

We are in compliance with the terms of all debt covenants at September 30, 2012. The credit facility contains, among other obligations, an affirmative covenant regarding our leverage ratio, calculated as average total indebtedness, as described in the our credit facility, relative to the our EBITDA, as adjusted pursuant to the terms of the credit facility (“Adjusted EBITDA”). Under the terms of the credit facility, the maximum allowable leverage ratio was 3.50 as of September 30, 2012. Our leverage ratio was 2.93 at September 30, 2012. Our credit facility also includes an affirmative covenant regarding its interest coverage ratio. Interest coverage ratio is calculated as Adjusted EBITDA divided by interest expense, as described in the credit facility, and excludes costs related to refinancings. Under the terms of the credit facility, the minimum allowable interest coverage ratio was 3.50 for the year ended September 30, 2012. Our interest coverage ratio was 4.90 for the year ended September 30, 2012. The weighted average interest rates on average debt were 6.0% and 5.9% for fiscal 2012 and fiscal 2011, respectively. Please see “ITEM 6. SELECTED FINANCIAL DATA” of this Annual Report on Form 10-K for further details pertaining to the calculations of the foregoing ratios.
At September 30, 2012, we had outstanding interest rate swap agreements with major financial institutions that effectively converted a portion of variable-rate debt denominated in U.S. dollars to a fixed rate. The swap agreements had a total U.S. dollar notional amount of $700 million at September 30, 2012. Interest payments made between the effective date and expiration date are hedged by the swap agreements, except as noted below. The notional amount, effective date, expiration date and rate of each of these swap agreements are shown in the table below.

Notional Amount (in millions)		Effective Date (a)	Expiration Date	Fixed Rate
$50		2/14/2012	2/14/2016	3.78%
150	(b)	2/7/2012	5/7/2016	2.42%
150	(c)	11/16/2009	5/16/2016	3.26%
50	(b)	2/16/2010	5/16/2016	3.05%
100	(b)	2/21/2012	5/23/2016	2.40%
150	(c)	12/20/2011	6/20/2016	2.61%
50	(d)	12/6/2012	9/6/2017	2.96%

(a)	The effective date refers to the date on which interest payments were, or will be, first hedged by the applicable swap agreement.

(b)	Interest payments made during the three-month period of each year that begins with the month and day of the effective date are hedged by the swap agreement.

(c)	Interest payments made during the six-month period of each year that begins with the month and day of the effective date are hedged by the swap agreement.

(d)	Interest payments made during the nine-month period of each year that begins with the month and day of the effective date are hedged by the swap agreement.

On November 15, 2012, we entered into a new Master Accounts Receivable Purchase Agreement (the “2012 MARP Agreement”), with an initial stated termination date of October 30, 2013, or such later date as may be mutually agreed by the Company and the banks party thereto. The 2012 MARP Agreement, which is uncommitted, provides for the discretionary sale by the Company, and the discretionary purchase by the banks, on a revolving basis, of accounts receivable generated by sales to three specified debtors in an aggregate amount not to exceed $400 million, with debtor sublimits ranging from $100 million to $200 million. Under the terms of the 2012 MARP Agreement, the banks have the opportunity, but not the obligation, to purchase those accounts receivable offered by us at a discount (from the agreed base value thereof) effectively equal to the greater of 7-day or 3-month LIBOR plus 0.75%. The 2012 MARP Agreement replaced our previous Master Accounts Receivable Purchase Agreement, which provided for the discounted sale, on an uncommitted revolving basis, of accounts receivable generated by two specified debtors in an aggregate amount not to exceed $325 million and an interest rate effectively equal to the greater of 7-day or 3-month LIBOR plus 1.05%. The previous Master Accounts Receivable Purchase Agreement expired on September 21, 2012. We account for the sale of receivables under the Master Accounts Receivable Purchase Agreements as short-term debt and continue to carry the receivables on our Consolidated Balance Sheet, primarily as a result of our right to repurchase receivables sold. There were no short-term borrowings under the Master Accounts Receivable Purchase Agreements as of September 30, 2012 and 2011.
We continue to monitor our compliance with the leverage ratio, interest coverage ratio and other covenants contained in the credit facility and, based upon our current operating assumptions, we expect to remain in compliance with the permissible leverage ratio and interest coverage ratio throughout fiscal 2013. However, an unanticipated charge to earnings, an increase in debt or other factors could materially affect our ability to remain in compliance with the financial or other covenants of our credit facility, potentially causing us to have to seek an amendment or waiver from our lending group which could result in repricing of our credit facility.

In our opinion, cash flows from operations and capital resources will be sufficient to meet debt service, capital expenditures and working capital needs during fiscal 2013, and thereafter for the foreseeable future. However, we cannot ensure that our business will generate sufficient cash flow from operations or that future borrowings will be available under our credit facility in amounts sufficient to pay indebtedness or fund other liquidity needs. Actual results of operations will depend on numerous factors, many of which are beyond our control, as further discussed in “ITEM 1A. RISK FACTORS — Our indebtedness could limit our flexibility and adversely affect our financial condition” of this Annual Report on Form 10-K.
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
Contractual Obligations
The following table summarizes our future cash outflows for contractual obligations as of September 30, 2012:

		Payments Due by Period
Contractual Cash Obligations	Total	Less Than 1 Year	1-3 Years	4-5 Years	More Than 5 Years
	(In millions)
Debt obligations	$782.6	$1.5	$1.5	$378.1	$401.5
Interest expense on debt obligations	268.1	52.1	104.2	78.3	33.5
Operating lease obligations	230.3	50.8	83.3	52.1	44.1
Purchase obligations	210.4	93.7	79.9	28.1	8.7
Other, primarily retirement plan obligations	67.0	10.7	23.9	15.6	16.8
Total contractual cash obligations	$1,558.4	$208.8	$292.8	$552.2	$504.6

We have long-term debt obligations and interest payments due primarily under the 7.25% and 6.625% Senior Notes and our credit facility. Amounts in the table represent scheduled future maturities of long-term debt principal for the periods indicated. The interest payments for our credit facility is based on outstanding borrowings as of September 30, 2012. Actual interest expense will likely be higher due to the seasonality of our business and associated higher average borrowings.
Purchase obligations primarily represent commitments for materials used in our manufacturing processes, as well as commitments for warehouse services, seed and out-sourced information services which comprise the unconditional purchase obligations disclosed in “NOTE 18. COMMITMENTS” of the Notes to Consolidated Financial Statements included in this Annual Report on Form 10-K.
Other includes actuarially determined retiree benefit payments and pension funding to comply with local funding requirements. Pension funding requirements beyond fiscal 2013 are based on preliminary estimates using actuarial assumptions determined as of September 30, 2012. The above table excludes liabilities for unrecognized tax benefits and insurance accruals as the Company is unable to estimate the timing of the payment for these items.
Off-Balance Sheet Arrangements
At September 30, 2012, the Company had letters of credit in the aggregate face amount of $25.9 million outstanding. Further, the Company has residual value guarantees on Scotts LawnService® vehicles and the corporate aircraft as disclosed in “NOTE 17. OPERATING LEASES” of the Notes to Consolidated Financial Statements included in this Annual Report on Form 10-K.

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

Inventories
Inventories are stated at the lower of cost or market, principally determined by the first-in, first-out method of accounting, using an average costing approach. Inventories include the cost of raw materials, labor, manufacturing overhead and freight and in-bound handling costs incurred to pre-position goods in our warehouse network. Adjustments to net realizable value for excess and obsolete inventory are based on a variety of factors, including product changes and improvements, changes in active ingredient availability and regulatory acceptance, new product introductions and estimated future demand. The adequacy of our adjustments could be materially affected by changes in the demand for our products or regulatory actions.
Long-lived Assets, including Property, Plant and Equipment
Property, plant and equipment are stated at cost. Depreciation of property, plant and equipment is provided on the straight-line method and is based on the estimated useful economic lives of the assets. Intangible assets with finite lives, and therefore subject to amortization, include technology (e.g., patents), customer relationships and certain tradenames. These intangible assets are being amortized over their estimated useful economic lives typically ranging from 3 to 25 years. We review long-lived assets whenever circumstances change such that the indicated recorded value of an asset may not be recoverable and therefore impaired.
Goodwill and Indefinite-lived Intangible Assets
We have significant investments in intangible assets and goodwill. Our annual goodwill and indefinite-lived intangible asset testing is performed as of the first day of our fiscal fourth quarter or more frequently if circumstances indicate potential impairment. In our evaluation of goodwill and indefinite-lived intangible assets impairment, we perform either an initial qualitative or quantitative evaluation for each of our reporting units and indefinite-lived intangible assets. Factors considered in the qualitative test include operating results as well as new events and circumstances impacting the operations or cash flows of the reporting unit and indefinite-lived intangible assets. For the quantitative test, the review for impairment of goodwill and indefinite-lived intangible assets is primarily based on our estimates of discounted future cash flows, which are based upon annual budgets and longer-range strategic plans. These budgets and plans are used for internal purposes and are also the basis for communication with outside parties about future business trends. While we believe the assumptions we use to estimate future cash flows are reasonable, there can be no assurance that the expected future cash flows will be realized. As a result, impairment charges that possibly would have been recognized in earlier periods may not be recognized until later periods if actual results deviate unfavorably from earlier estimates. An asset’s value is deemed impaired if the discounted cash flows or earnings projections generated do not substantiate the carrying value of the asset. The estimation of such amounts requires management to exercise judgment with respect to revenue and expense growth rates, changes in working capital, future capital expenditure requirements and selection of an appropriate discount rate, as applicable. The use of different assumptions would increase or decrease discounted future operating cash flows or earnings projections and could, therefore, change impairment determinations.
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
At September 30, 2012, goodwill totaled $309.4 million, with $182.1 million and $127.3 million of goodwill for Global Consumer and Scotts LawnService segments, respectively. No goodwill impairment was recognized as a result of the annual evaluation performed as of July 1, 2012. The estimated fair value of each reporting unit was substantially in excess of its carrying value as of the annual test date. At September 30, 2012, indefinite-lived intangible assets comprised of tradenames totaled $232.3 million. Each of these tradenames had an estimated fair value substantially in excess of its carrying value as of the annual test date, with the exception of the Ortho® tradename and French tradenames of KB® and Fertiligene®. The carrying value of the Ortho® tradename and French tradenames (KB® and Fertiligene®) at September 30, 2012 were $137.1 million and $17.7 million, respectively. The excess fair value over the carrying value of Ortho® tradename and French tradenames were 7.4% and 14.1%, respectively. If future analyses indicate that fair value has declined below carrying value, the result will be an impairment of a portion of the indefinite-lived intangible asset value.
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
Interest Rate Risk
We had variable rate debt instruments outstanding at September 30, 2012 and 2011 that are impacted by changes in interest rates. As a means of managing our interest rate risk on these debt instruments, we entered into interest rate swap agreements with major financial institutions to effectively fix the LIBOR index on certain variable-rate debt obligations.

At September 30, 2012 and 2011, we had outstanding interest rate swap agreements with a total U.S. dollar equivalent notional value of $700.0 million and $900.0 million, respectively. The weighted average fixed rate of swap agreements outstanding at September 30, 2012 was 3.0%.
The following table summarizes information about our derivative financial instruments and debt instruments that are sensitive to changes in interest rates as of September 30, 2012 and 2011. For debt instruments, the table presents principal cash flows and related weighted-average interest rates by expected maturity dates. For interest rate swap agreements, the table presents expected cash flows based on notional amounts and weighted-average interest rates by contractual maturity dates. Weighted-average variable rates are based on rates in effect at September 30, 2012 and 2011. A change in our variable interest rate of 100 basis points for a full twelve-month period would have a $2.5 million impact on interest expense assuming approximately $250 million of our average fiscal 2012 variable-rate debt had not been hedged via an interest rate swap agreement. The information is presented in U.S. dollars (in millions):

	Expected Maturity Date						Total	Fair Value
2012	2013	2014	2015	2016	2017	After
Long-term debt:
Fixed rate debt	$—	$—	$—	$—	$—	$400.0	$400.0	$429.5
Average rate	—	—	—	—	—	6.9%	6.9%	—
Variable rate debt	$—	$—	$—	$377.1	$—	$—	$377.1	$377.1
Average rate	—	—	—	2.7%	—	—	2.7%	—
Interest rate derivatives:
Interest rate swaps	$—	$—	$—	$(24.9)	$(3.9)	$—	$(28.8)	$(28.8)
Average rate	—	—	—	3.0%	3.0%	—	3.0%	—

	Expected Maturity Date						Total	Fair Value
2011	2012	2013	2014	2015	2016	After
Long-term debt:
Fixed rate debt	$—	$—	$—	$—	$—	$400.0	$400.0	$404.1
Average rate	—	—	—	—	—	6.9%	6.9%	—
Variable rate debt	$—	$—	$—	$—	$387.2	$—	$387.2	$387.2
Average rate	—	—	—	—	5.2%	—	5.2%	—
Interest rate derivatives:
Interest rate swaps	$(4.9)	$—	$—	$—	$(23.9)	$(2.5)	$(31.3)	$(31.3)
Average rate	5.2%	—	—	—	2.8%	3.0%	3.3%	—

Excluded from the information provided above are $5.5 million and $7.8 million at September 30, 2012 and 2011, respectively, of miscellaneous debt instruments.
Other Market Risks
Through fiscal 2012, we had transactions that were denominated in currencies other than the currency of the country of origin. We use foreign currency swap contracts to manage the exchange rate risk associated with intercompany loans with foreign subsidiaries that are denominated in local currencies. At September 30, 2012, the notional amount of outstanding foreign currency swap contracts was $61.8 million with a negative fair value of $1.0 million. At September 30, 2011, the notional amount of outstanding foreign currency swap contracts was $217.9 million with a fair value of $2.7 million.
We are subject to market risk from fluctuating prices of certain raw materials, including urea, resins, diesel, gasoline, sphagnum peat, grass seed and wild bird food grains. Our objectives surrounding the procurement of these materials are to ensure continuous supply and to minimize costs. We seek to achieve these objectives through negotiation of contracts with favorable terms directly with vendors. In addition, we entered into arrangements to partially mitigate the effect of fluctuating direct and indirect fuel costs on our Global Consumer and Scotts LawnService® businesses and hedged a portion of our fuel and urea needs for fiscal 2012 and fiscal 2011. We had outstanding derivative contracts for approximately 11,984,000 gallons of fuel with a fair value of $1.2 million at September 30, 2012. We had outstanding derivative contracts for approximately 3,955,000 gallons of fuel with a negative fair value of $0.8 million at September 30, 2011. We also had outstanding derivative contracts for 34,500 and

4,500 aggregate tons of urea at September 30, 2012 and 2011, respectively. The fair value of the outstanding derivative contracts for 34,500 aggregate tons at September 30, 2012 was $0.8 million, while the fair value of the outstanding derivative contracts for 4,500 aggregate tons at September 30, 2011 was $0.1 million.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
The financial statements and other information required by this Item are contained in the Consolidated Financial Statements, Notes to Consolidated Financial Statements and Schedules Supporting the Consolidated Financial Statements listed in the “Index to Consolidated Financial Statements and Financial Statement Schedules” on page 48 of this Annual Report on Form 10-K.

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
Attestation Report of Independent Registered Public Accounting Firm
The “Report of Independent Registered Public Accounting Firm” required by Item 308(b) of SEC Regulation S-K is included on page 50 of this Annual Report on Form 10-K.
Changes in Internal Control Over Financial Reporting
No changes in the Registrant’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) occurred during the Registrant’s fiscal quarter ended September 30, 2012, that have materially affected, or are reasonably likely to materially affect, the Registrant’s internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION
On November 15, 2012, The Scotts Miracle-Gro Company (”Scotts Miracle-Gro”) and its wholly-owned subsidiary, The Scotts Company LLC (“Scotts LLC”), entered into a Master Accounts Receivable Purchase Agreement (the “Agreement”) by and among Scotts LLC, Scotts Miracle-Gro, Mizuho Corporate Bank, Ltd., as Administrative Agent and as a Bank (“Mizuho”), and The Bank of Nova Scotia, RB Receivables LLC and Suntrust Bank, as Banks (collectively with Mizuho, the “Banks”).

The Agreement, which is uncommitted, provides for the discretionary sale by Scotts LLC, and the discretionary purchase by the Banks, on a revolving basis, of accounts receivable generated by sales to three specified debtors in an aggregate amount not to exceed $400 million, with debtor sublimits ranging from $100 million to $200 million.  Under the terms of the Agreement, the Banks have the opportunity, but not the obligation, to purchase those accounts receivable offered by Scotts LLC at a discount (from the agreed base value thereof) effectively equal to the greater of 7-day or 3-month LIBOR plus 0.75%.  Scotts LLC will continue to be responsible for the servicing and administration of the receivables sold to the Banks until the occurrence of a termination event under the Agreement.

The Agreement provides that although the specified accounts receivable may be sold to the Banks, the Banks have the right to require Scotts LLC to repurchase uncollected receivables on weekly settlement dates and upon the occurrence of certain termination events, including the breach of any covenant made by Scotts LLC or Scotts Miracle-Gro with respect to such receivables.  The Banks do not have the right, however, to require Scotts LLC to repurchase any uncollected receivables if the receivables are not paid when due or cannot be paid solely as a result of the applicable debtor's financial inability to pay.  Scotts LLC has the right at any time to repurchase receivables which have been sold to the Banks pursuant to the Agreement.

The terms of the Agreement include customary representations, warranties, covenants and indemnities for transactions of this type.  All of Scotts LLC's obligations under the Agreement are guaranteed by Scotts Miracle-Gro.  The Agreement has an initial stated termination date of October 30, 2013, which may be extended by mutual agreement of Scotts LLC and the Banks. Certain of the Banks, or their affiliates, have in the past provided investment or commercial banking services to Scotts Miracle-Gro and its affiliates for which they received customary fees and expenses and they may provide similar services in the future.

The Agreement replaces the previous Master Accounts Receivable Purchase Agreement, which expired on September 21, 2012.

The foregoing summary of the material terms of the Agreement is qualified in its entirety by reference to the Agreement, which is filed as Exhibit 10.16 to this Annual Report on Form 10-K and is incorporated herein by reference.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Directors, Executive Officers and Persons Nominated or Chosen to Become Directors or Executive Officers
The information required by Item 401 of SEC Regulation S-K concerning the directors of Scotts Miracle-Gro and the nominees for election or re-election as directors of Scotts Miracle-Gro at the Annual Meeting of Shareholders to be held on January 17, 2013 (the “2013 Annual Meeting”) is incorporated herein by reference from the disclosure which will be included under the caption “PROPOSAL NUMBER 1 — ELECTION OF DIRECTORS” in Scotts Miracle-Gro’s definitive Proxy Statement relating to the 2013 Annual Meeting (“Scotts Miracle-Gro’s Definitive Proxy Statement”), which will be filed pursuant to SEC Regulation 14A not later than 120 days after the end of Scotts Miracle-Gro’s fiscal year ended September 30, 2012.
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
Procedures for Recommending Director Nominees
Information concerning the procedures by which shareholders of Scotts Miracle-Gro may recommend nominees to Scotts Miracle-Gro’s Board of Directors is incorporated herein by reference from the disclosures which will be included under the captions “CORPORATE GOVERNANCE — Nominations of Directors” and “MEETINGS AND COMMITTEES OF THE BOARD — Committees of the Board — Governance and Nominating Committee” in Scotts Miracle-Gro’s Definitive Proxy Statement. These procedures have not materially changed from those described in Scotts Miracle-Gro’s definitive Proxy Statement for the 2012 Annual Meeting of Shareholders held on January 19, 2012.
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
The text of Scotts Miracle-Gro’s Code of Business Conduct and Ethics, Scotts Miracle-Gro’s Corporate Governance Guidelines, the Audit Committee charter, the Governance and Nominating Committee charter, the Compensation and Organization

Committee charter, the Finance Committee charter and the Innovation & Technology Committee charter are posted under the “Corporate Governance” link on Scotts Miracle-Gro’s Internet website located at http://investor.scotts.com. Interested persons and shareholders of Scotts Miracle-Gro may also obtain copies of each of these documents without charge by writing to The Scotts Miracle-Gro Company, Attention: Corporate Secretary, 14111 Scottslawn Road, Marysville, Ohio 43041. In addition, a copy of the Code of Business Conduct and Ethics, as revised effective January 18, 2012, is incorporated by reference in Exhibit 14 to this Annual Report on Form 10-K.

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
Ownership of Common Shares of Scotts Miracle-Gro
The information required by Item 403 of SEC Regulation S-K is incorporated herein by reference from the disclosure which will be included under the caption “SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT” in Scotts Miracle-Gro’s Definitive Proxy Statement.
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
(a) LIST OF DOCUMENTS FILED AS PART OF THIS REPORT
1 and 2. Financial Statements and Financial Statement Schedules:
The response to this portion of Item 15 is submitted as a separate section of this Annual Report on Form 10-K. Reference is made to the “Index to Consolidated Financial Statements and Financial Statement Schedules” on page 48 of this Annual Report on Form 10-K.
(b) EXHIBITS
The exhibits listed on the “Index to Exhibits” beginning on page 109 of this Annual Report on Form 10-K are filed or furnished with this Annual Report on Form 10-K or incorporated herein by reference as noted in the “Index to Exhibits.”
(c) FINANCIAL STATEMENT SCHEDULES
The financial statement schedule filed with this Annual Report on Form 10-K is submitted in a separate section hereof. For a description of such financial statement schedules, see “Index to Consolidated Financial Statements and Financial Statement Schedules” on page 48 of this Annual Report on Form 10-K.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

THE SCOTTS MIRACLE-GRO COMPANY

By:	/s/ James Hagedorn
James Hagedorn, Chief Executive Officer and Chairman of the Board

Dated: November 20, 2012
Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Alan H. Barry*	Director	November 20, 2012
Alan H. Barry

/s/ David C. Evans	Chief Financial Officer and Executive Vice President, Strategy and Business Development (Principal Financial Officer and	November 20, 2012
David C. Evans	Principal Accounting Officer)

/s/ Joseph P. Flannery*	Director	November 20, 2012
Joseph P. Flannery

/s/ James Hagedorn	Chief Executive Officer, Chairman of the Board and Director	November 20, 2012
James Hagedorn	(Principal Executive Officer)

/s/ Adam Hanft*	Director	November 20, 2012
Adam Hanft

/s/ Stephen L. Johnson*	Director	November 20, 2012
Stephen L. Johnson

/s/ William G. Jurgensen*	Director	November 20, 2012
William G. Jurgensen

/s/ Thomas N. Kelly Jr.*	Director	November 20, 2012
Thomas N. Kelly Jr.

/s/ Carl F. Kohrt, Ph.D.*	Director	November 20, 2012
Carl F. Kohrt, Ph.D.

/s/ Katherine Hagedorn Littlefield*	Director	November 20, 2012
Katherine Hagedorn Littlefield

Signature	Title	Date

/s/ Nancy G. Mistretta*	Director	November 20, 2012
Nancy G. Mistretta

/s/ Stephanie M. Shern*	Director	November 20, 2012
Stephanie M. Shern

/s/ John S. Shiely*	Director	November 20, 2012
John S. Shiely

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
Management, with the participation of our principal executive officer and principal financial officer, assessed the effectiveness of our internal control over financial reporting as of September 30, 2012, the end of our fiscal year. Management based its assessment on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Management’s assessment included evaluation of such elements as the design and operating effectiveness of key financial reporting controls, process documentation, accounting policies and our overall control environment. This assessment is supported by testing and monitoring performed under the direction of management.
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
Based on our assessment, management has concluded that our internal control over financial reporting was effective as of September 30, 2012, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with accounting principles generally accepted in the United States of America. We reviewed the results of management’s assessment with the Audit Committee of the Board of Directors of The Scotts Miracle-Gro Company.
Our independent registered public accounting firm, Deloitte & Touche LLP, independently audited our internal control over financial reporting as of September 30, 2012 and has issued their attestation report which appears herein.

/s/ James Hagedorn		/s/ David C. Evans
James Hagedorn Chief Executive Officer and Chairman of the Board		David C. Evans Chief Financial Officer and Executive Vice President, Strategy and Business Development

Dated:	November 20, 2012	Dated:	November 20, 2012

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Shareholders of
The Scotts Miracle-Gro Company
Marysville, Ohio
We have audited the accompanying consolidated balance sheets of The Scotts Miracle-Gro Company and subsidiaries (the “Company”) as of September 30, 2012 and 2011, and the related consolidated statements of operations, shareholders’ equity, and cash flows for each of the three years in the period ended September 30, 2012. Our audits also included the financial statement schedules listed in the Index to Consolidated Financial Statements and Financial Statement Schedules. These financial statements and financial statement schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedules based on our audits.
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
In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company as of September 30, 2012 and 2011, and the results of its operations and its cash flows for each of the three years in the period ended September 30, 2012, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of September 30, 2012, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated November 20, 2012 expressed an unqualified opinion on the Company’s internal control over financial reporting.

/s/ Deloitte & Touche LLP

Columbus, Ohio
November 20, 2012

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Shareholders of
The Scotts Miracle-Gro Company
Marysville, Ohio
We have audited the internal control over financial reporting of The Scotts Miracle-Gro Company and subsidiaries (the “Company”) as of September 30, 2012, based on criteria established in Internal Control— Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, which is included in the Annual Report of Management on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.
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
In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of September 30, 2012, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedules as of and for the year ended September 30, 2012 of the Company and our report dated November 20, 2012 expressed an unqualified opinion on those financial statements and financial statement schedules.
/s/ Deloitte & Touche LLP
Columbus, Ohio
November 20, 2012

THE SCOTTS MIRACLE-GRO COMPANY
Consolidated Statements of Operations
(In millions, except per share data)

	Year Ended September 30,
	2012	2011	2010
Net sales	$2,826.1	$2,799.7	$2,873.0
Cost of sales	1,864.4	1,769.0	1,784.4
Cost of sales—impairment, restructuring and other charges	—	18.3	—
Cost of sales—product registration and recall matters	0.4	3.2	3.0
Gross profit	961.3	1,009.2	1,085.6
Operating expenses:
Selling, general and administrative	705.7	686.3	692.6
Impairment, restructuring and other charges	7.1	37.6	18.5
Product registration and recall matters	7.8	11.4	5.7
Other income, net	(2.9)	(0.9)	(5.6)
Income from operations	243.6	274.8	374.4
Costs related to refinancing	—	1.2	—
Interest expense	61.8	51.0	43.2
Income from continuing operations before income taxes	181.8	222.6	331.2
Income tax expense from continuing operations	68.6	82.7	123.5
Income from continuing operations	113.2	139.9	207.7
Income (loss) from discontinued operations, net of tax	(6.7)	28.0	(3.6)
Net income	$106.5	$167.9	$204.1
Basic income per common share:
Income from continuing operations	$1.86	$2.16	$3.13
Income (loss) from discontinued operations	(0.11)	0.44	(0.05)
Basic net income per common share	$1.75	$2.60	$3.08
Diluted income per common share:
Income from continuing operations	$1.82	$2.11	$3.07
Income (loss) from discontinued operations	(0.11)	0.43	(0.05)
Diluted net income per common share	$1.71	$2.54	$3.02

See Notes to Consolidated Financial Statements.

THE SCOTTS MIRACLE-GRO COMPANY
Consolidated Statements of Cash Flows
(In millions)

	Year Ended September 30,
	2012	2011	2010
OPERATING ACTIVITIES
Net income	$106.5	$167.9	$204.1
Adjustments to reconcile net income to net cash provided by operating activities:
Impairment, restructuring and other charges	5.3	31.8	18.5
Costs related to refinancing	—	1.2	—
Share-based compensation expense	12.5	16.0	16.4
Depreciation	51.5	50.3	48.5
Amortization	10.9	11.4	10.9
Deferred taxes	24.2	(11.3)	37.7
Loss (gain) on sale of long-lived assets	0.1	0.8	(22.4)
Gain on sale of business	—	(93.0)	—
Changes in assets and liabilities, net of acquired businesses:
Accounts receivable	(6.9)	10.4	(10.7)
Inventories	(23.1)	(37.8)	50.8
Prepaid and other assets	17.3	(7.6)	(3.7)
Accounts payable	(6.9)	6.1	(31.2)
Other current liabilities	(15.9)	(76.5)	(24.1)
Restructuring reserves	(19.4)	29.1	(0.3)
Other non-current items	(9.0)	13.0	13.0
Other, net	6.3	10.3	(11.6)
Net cash provided by operating activities	153.4	122.1	295.9
INVESTING ACTIVITIES
Proceeds from sale of long-lived assets	0.7	0.2	24.5
Proceeds from sale of business, net of transaction costs	—	253.6	—
Investments in property, plant and equipment	(69.4)	(72.7)	(83.4)
Contingent consideration and related payments	—	(20.0)	—
Investments in acquired businesses, net of cash acquired	(7.0)	(7.6)	—
Net cash provided by (used in) investing activities	(75.7)	153.5	(58.9)
FINANCING ACTIVITIES
Borrowings under revolving and bank lines of credit and term loans	1,684.0	1,610.1	1,021.4
Repayments under revolving and bank lines of credit and term loans	(1,694.6)	(1,632.1)	(1,391.4)
Proceeds from issuance of Senior Notes, net of discount	—	200.0	198.5
Financing and issuance fees	—	(18.9)	(5.5)
Dividends paid	(75.4)	(67.9)	(42.6)
Purchase of common shares	(17.5)	(358.7)	(25.0)
Payments on sellers notes	—	(0.3)	(0.6)
Excess tax benefits from share-based payment arrangements	6.6	5.6	6.4
Cash received from exercise of stock options	17.6	31.5	22.5
Net cash used in financing activities	(79.3)	(230.7)	(216.3)
Effect of exchange rate changes on cash	2.6	(2.1)	(3.2)
Net increase in cash and cash equivalents	1.0	42.8	17.5
Cash and cash equivalents at beginning of year	130.9	88.1	70.6
Cash and cash equivalents at end of year	$131.9	$130.9	$88.1
SUPPLEMENTAL CASH FLOW INFORMATION
Interest paid	$(48.6)	$(44.5)	$(41.6)
Income taxes paid	(79.6)	(115.1)	(84.2)

See Notes to Consolidated Financial Statements.

THE SCOTTS MIRACLE-GRO COMPANY
Consolidated Balance Sheets
(In millions, except stated value per share)

	September 30,
	2012	2011
ASSETS
Current assets:
Cash and cash equivalents	$131.9	$130.9
Accounts receivable, less allowances of $10.5 in 2012 and $12.9 in 2011	330.9	323.5
Inventories	414.9	387.0
Prepaid and other current assets	122.3	151.1
Total current assets	1,000.0	992.5
Property, plant and equipment, net	427.4	394.7
Goodwill	309.4	309.1
Intangible assets, net	307.1	319.6
Other assets	30.5	36.3
Total assets	$2,074.4	$2,052.2
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current portion of debt	$1.5	$3.2
Accounts payable	152.3	150.0
Other current liabilities	279.8	315.4
Total current liabilities	433.6	468.6
Long-term debt	781.1	791.8
Other liabilities	257.8	232.0
Total liabilities	1,472.5	1,492.4
Commitments and contingencies (Notes 3, 17, 18 and 19)
Shareholders’ equity:
Common shares and capital in excess of $.01 stated value per share; shares outstanding of 61.3 in 2012 and 60.8 in 2011	408.6	427.1
Retained earnings	630.2	599.2
Treasury shares, at cost; 6.8 shares in 2012 and 7.5 shares in 2011	(349.6)	(388.5)
Accumulated other comprehensive loss	(87.3)	(78.0)
Total shareholders’ equity	601.9	559.8
Total liabilities and shareholders’ equity	$2,074.4	$2,052.2

See Notes to Consolidated Financial Statements.

THE SCOTTS MIRACLE-GRO COMPANY
Consolidated Statements of Shareholders’ Equity
(In millions, except per share data)

	Common Shares		Capital in Excess of Stated Value	Retained Earnings	Treasury Shares		Accumulated Other Comprehensive Income (loss)
	Shares	Amount			Shares	Amount		Total
Balance at September 30, 2009	68.1	$0.3	$451.2	$337.5	2.4	$(131.7)	$(72.8)	$584.5
Net income				204.1				204.1
Foreign currency translation							1.0	1.0
Gain on derivatives, net of tax of $2.9							4.6	4.6
Pension and other postretirement liabilities, net of tax of $1.0							(9.9)	(9.9)
Comprehensive income								199.8
Share-based compensation			16.4					16.4
Dividends declared ($0.625 per share)				(42.0)				(42.0)
Treasury stock purchases					0.5	(25.0)		(25.0)
Treasury stock issuances			(34.6)		(1.1)	64.7		30.1
Other			0.7					0.7
Balance at September 30, 2010	68.1	0.3	433.7	499.6	1.8	(92.0)	(77.1)	764.5
Net income				167.9				167.9
Foreign currency translation							(10.1)	(10.1)
Loss on derivatives, net of tax of $0.7							(3.0)	(3.0)
Pension and other postretirement liabilities, net of tax of $6.9							12.2	12.2
Comprehensive income								167.0
Share-based compensation			16.0					16.0
Dividends declared ($1.05 per share)				(68.3)				(68.3)
Treasury stock purchases					6.9	(358.7)		(358.7)
Treasury stock issuances			(24.3)		(1.2)	62.2		37.9
Other			1.4					1.4
Balance at September 30, 2011	68.1	0.3	426.8	599.2	7.5	(388.5)	(78.0)	559.8
Net income				106.5				106.5
Foreign currency translation							2.3	2.3
Loss on derivatives, net of tax of $0.6							(0.9)	(0.9)
Pension and other postretirement liabilities, net of tax of $2.6							(10.7)	(10.7)
Comprehensive income								97.2
Share-based compensation			12.5					12.5
Dividends declared ($1.225 per share)				(75.4)				(75.4)
Treasury stock purchases					0.4	(17.5)		(17.5)
Treasury stock issuances			(31.2)		(1.1)	56.4		25.2
Other			0.2	(0.1)				0.1
Balance at September 30, 2012	68.1	$0.3	$408.3	$630.2	6.8	$(349.6)	$(87.3)	$601.9

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
On July 8, 2009, Scotts Miracle-Gro announced its intention to close the Smith & Hawken business by the end of calendar 2009. During the Company’s first quarter of fiscal 2010, all Smith & Hawken stores were closed and substantially all operational activities of Smith & Hawken were discontinued. As a result, effective in our first quarter of fiscal 2010, we classified Smith & Hawken as discontinued operations. Prior to being reported as discontinued operations, our Smith & Hawken business was included as part of Corporate & Other. On February 28, 2011, the Company completed the sale of a significant majority of the assets of its Global Professional business (excluding the non-European professional seed business, “Global Pro”) to Israel Chemicals Ltd. (“ICL”). As a result of the then-pending sale, effective in the Company’s first quarter of fiscal 2011, the Company classified Global Pro as discontinued operations. In the fourth quarter of fiscal year 2012, the Company completed the wind down of the Company's professional seed business ("Pro Seed"). As a result, effective in its fourth quarter of fiscal 2012, the Company classified Pro Seed as a discontinued operation.
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
Scotts LawnService® promotes its service offerings primarily through direct mail campaigns. External costs associated with these campaigns that qualify as direct response advertising costs are deferred and recognized as advertising expense in proportion to revenues over a period not beyond the end of the subsequent calendar year. Costs that do not qualify as direct response advertising costs are expensed within the fiscal year incurred on a monthly basis in proportion to net sales. The costs deferred at September 30, 2012 and 2011 were $1.1 million and $1.6 million, respectively.
Advertising expenses were $168.9 million in fiscal 2012, $140.7 million in fiscal 2011 and $140.7 million in fiscal 2010.
Research and Development
All costs associated with research and development are charged to expense as incurred. Expenses for fiscal 2012, fiscal 2011 and fiscal 2010 were $50.8 million, $50.9 million and $47.3 million, respectively, including product registration costs of $14.0 million, $14.6 million and $12.1 million, respectively.
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

THE SCOTTS MIRACLE-GRO COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Accounts Receivable and Allowances
Trade accounts receivable are recorded at the invoiced amount and do not bear interest. Allowances for doubtful accounts reflect the Company’s best estimate of amounts in its existing accounts receivable that may not be collected due to customer claims or customer inability or unwillingness to pay. The allowance is determined based on a combination of factors, including the Company’s risk assessment regarding the credit worthiness of its customers, historical collection experience and length of time the receivables are past due. Account balances are charged off against the allowance when the Company believes it is probable the receivable will not be recovered.
Inventories
Inventories are stated at the lower of cost or market, principally determined by the first in, first out method of accounting, using an average costing approach. Inventories include the cost of raw materials, labor, manufacturing overhead and freight and in-bound handling costs incurred to pre-position goods in the Company’s warehouse network. The Company makes provisions for obsolete or slow-moving inventories as necessary to properly reflect inventory at the lower of cost or market value. Adjustments to reflect inventories at net realizeable values were $21.0 million and $31.4 million at September 30, 2012 and 2011, respectively.
Long-lived Assets
Property, plant and equipment are stated at cost. Interest capitalized in property, plant and equipment amounted to $0.9 million, $0.1 million and $0.8 million during fiscal 2012, fiscal 2011 and fiscal 2010, respectively. Expenditures for maintenance and repairs are charged to expense as incurred. When properties are retired or otherwise disposed of, the cost of the asset and the related accumulated depreciation are removed from the accounts with the resulting gain or loss being reflected in income from operations.

Depreciation of property, plant and equipment is provided on the straight-line method and is based on the estimated useful economic lives of the assets as follows:

Land improvements	10 –25 years
Buildings	10 –40 years
Machinery and equipment	3 –15 years
Furniture and fixtures	6 –10 years
Software	3 – 8 years

Intangible assets with finite lives, and therefore subject to amortization, include technology such as patents, customer relationships, non-compete agreements and certain tradenames. These intangible assets are being amortized over their estimated useful economic lives, which typically range from 3 to 25 years. The Company’s fixed assets and intangible assets subject to amortization are required to be tested for recoverability whenever events or changes in circumstances indicate that carrying amounts may not be recoverable. If an evaluation of recoverability was required, the estimated undiscounted future cash flows associated with the asset would be compared to the asset’s carrying amount to determine if a write-down is required. If the undiscounted cash flows are less than the carrying amount, an impairment loss is recorded to the extent that the carrying amount exceeds fair value and classified as “Impairment, restructuring and other charges” in the Consolidated Statements of Operations.
The Company had noncash investing activities of $17.3 million and $8.7 million, respectively, representing unpaid liabilities incurred during fiscal 2012 and fiscal 2011 to acquire property, plant and equipment.
Internal Use Software
The costs of internal use software are expensed or capitalized depending on whether they are incurred in the preliminary project stage, application development stage or the post-implementation/operation stage. As of September 30, 2012 and 2011, the Company had $18.6 million and $29.6 million, respectively, in unamortized capitalized internal use computer software costs. Amortization of these costs was $8.0 million, $9.0 million and $8.1 million during fiscal 2012, fiscal 2011 and fiscal 2010, respectively.

THE SCOTTS MIRACLE-GRO COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Goodwill and Indefinite-lived Intangible Assets
Goodwill and indefinite-lived intangible assets are not subject to amortization. Goodwill and indefinite-lived intangible assets are reviewed for impairment by applying a fair-value based test on an annual basis, as of the first day of the Company’s fiscal fourth quarter, or more frequently if circumstances indicate impairment may have occurred. With respect to goodwill, the Company performs either a qualitative or quantitative evaluation for each of its reporting units. Factors considered in the qualitative test include reporting unit specific operating results as well as new events and circumstances impacting the operations of the reporting units. For the quantitative test, the Company assesses goodwill for impairment by comparing the carrying value of its reporting units to their respective fair values and reviewing the Company’s market value of invested capital. A reporting unit is defined as an operating segment or one level below an operating segment. The Company has identified four reporting units: U.S. Consumer, Wild Bird Food, International Consumer and Scotts LawnService®. The Company determines the fair value of its reporting units under the income-based approach utilizing discounted cash flows and incorporates assumptions it believes marketplace participants would utilize. The Company also uses a comparative market-based approach using market multiples and other factors to corroborate the discounted cash flow results used.
With respect to indefinite-lived intangible assets, the Company performs either a qualitative or quantitative evaluation for each of its indefinite-lived intangible assets. Factors considered in the qualitative test include indefinite-lived intangible asset specific operating results as well as new events and circumstances impacting the cash flows of the indefinite-lived intangible assets. For the quantitative test, the value of all indefinite-lived tradenames was determined using a royalty savings methodology similar to that employed when the associated businesses were acquired but using updated estimates of sales, cash flow and profitability. If it is determined that an impairment has occurred, an impairment loss is recognized for the amount by which the carrying value of the asset exceeds its estimated fair value and classified as “Impairment, restructuring and other charges” in the Consolidated Statements of Operations.
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
Translation of Foreign Currencies
For all foreign operations, the functional currency is the local currency. Assets and liabilities of these operations are translated at the exchange rate in effect at each year-end. Income and expense accounts are translated at the average rate of exchange prevailing during the year. Translation gains and losses arising from the use of differing exchange rates from period to period are included in accumulated other comprehensive income (loss) within shareholders’ equity. Foreign currency transaction gains and losses are included in the determination of net income and classified as "Other (income) expense, net" in the Consolidated Statements of Operations.

THE SCOTTS MIRACLE-GRO COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Derivative Instruments
In the normal course of business, the Company is exposed to fluctuations in interest rates, the value of foreign currencies and the cost of commodities. A variety of financial instruments, including forward and swap contracts, are used to manage these exposures. These financial instruments are recognized at fair value on the balance sheet, and all changes in fair value are recognized in net income or shareholders’ equity through accumulated other comprehensive income (loss). The Company’s objective in managing these exposures is to better control these elements of cost and mitigate the earnings and cash flow volatility associated with changes in the applicable rates and prices.
The Company has established policies and procedures that encompass risk-management philosophy and objectives, guidelines for derivative-instrument usage, counterparty credit approval, and the monitoring and reporting of derivative activity. The Company does not enter into derivative instruments for the purpose of speculation.
The Company formally designates and documents instruments at inception that qualify for hedge accounting of underlying exposures in accordance with GAAP. The Company formally assesses, both at inception and at least quarterly, whether the financial instruments used in hedging transactions are effective at offsetting changes in cash flows of the related underlying exposure. Fluctuations in the value of these instruments generally are offset by changes in the cash flows of the underlying exposures being hedged. This offset is driven by the high degree of effectiveness between the exposure being hedged and the hedging instrument. GAAP requires all derivative instruments to be recognized as either assets or liabilities at fair value in the Consolidated Balance Sheets. The Company designates commodity hedges as cash flow hedges of forecasted purchases of commodities and interest rate swap agreements as cash flow hedges of interest payments on variable rate borrowings. Any ineffective portion of a change in the fair value of a qualifying instrument is immediately recognized in earnings. The amounts recorded in earnings related to ineffectiveness of derivative hedges for the years ended September 30, 2012, 2011 and 2010 were not significant.
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
Comprehensive Income
In June 2011, the FASB issued amended accounting guidance on the presentation of comprehensive income. The amended guidance requires that all non-owner changes in stockholders’ equity be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements. The provisions will be effective for the Company’s financial statements for the fiscal year beginning October 1, 2012. The adoption of this guidance will not impact the Company's financial position or results of operations.
Testing for Goodwill Impairment
In September 2011, the FASB issued new accounting guidance that permits an entity to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test. The entity is not required to calculate the fair value of a reporting unit unless the entity determines that it is more likely than not that the reporting unit’s fair value is less than its carrying value. The Company adopted this guidance during fiscal 2012 for the fiscal 2012 annual impairment testing. The adoption of this guidance did not impact the Company's financial position or results of operations.
Testing for Indefinite-Lived Intangible Asset Impairment

In July 2012, the FASB issued new accounting guidance that permits an entity to first assess qualitative factors to determine whether it is more likely than not that the fair value of an indefinite-lived intangible asset is less than its carrying amount as a basis for determining whether it is necessary to calculate the fair value of the asset. The entity is not required to calculate the fair value of an indefinite-lived intangible asset unless the entity determines that it is more likely than not that the indefinite-lived intangible asset’s fair value is less than its carrying value. The Company adopted this guidance during fiscal 2012 for the fiscal 2012 annual impairment testing. The adoption of this guidance did not impact the Company's financial position or results of operations.

THE SCOTTS MIRACLE-GRO COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 2. DISCONTINUED OPERATIONS
Pro Seed
In the fourth quarter of fiscal year 2012, the Company completed the wind down of the Company's professional seed business. As a result, effective in its fourth quarter of fiscal 2012, the Company classified its results of operations for all periods presented to reflect the professional seed business as a discontinued operation. The Company recorded restructuring and other charges of $0.1 million and $3.4 million in fiscal 2012 and fiscal 2011, respectively related to termination benefits provided to employees and other restructuring charges. The company also recorded a $0.5 million impairment charge related to the investment in Turf-Seed (Europe) Limited in fiscal 2012.
On May 26, 2011, the Company and the former owners of Turf-Seed, Inc. agreed to an early settlement of the contingent consideration associated with the Company’s fiscal 2006 acquisition of Turf-Seed, Inc. Concurrently, several other contracts and agreements between the Company and the former owners of Turf-Seed, Inc. were terminated or amended. The Company agreed to pay a total of $21.3 million to resolve these matters, resulting in a net charge of $10.3 million after consideration of previously recorded liabilities and other aspects of the agreements. In the fourth quarter of fiscal 2011, the Company also recorded impairment and other charges of $6.5 million related to the investment in Turf-Seed (Europe) Limited.
Global Pro
On February 28, 2011, the Company completed the sale of Global Pro to ICL for $270 million. After agreed upon adjustments (including post-closing adjustments), the Company received $270.9 million net proceeds, or $253.6 million after transaction costs. Results from discontinued operations for fiscal 2011 include an after-tax gain on the sale of Global Pro of $39.5 million, which includes transaction costs. In addition, in fiscal 2012, the Company recorded an adjustment of $1.7 million as a change in estimate on the tax due on the sale of Global Pro.
Pursuant to the terms of the indenture governing the Company’s 7.25% Senior Notes due 2018 and the indenture governing the Company’s 6.625% Senior Notes due 2020, the Company had a period of 360 days to apply an amount equal to the net proceeds received from the sale of Global Pro to repay indebtedness, acquire equity interests in certain entities, make capital expenditures, acquire other assets useful in a related business and/or make investments in certain joint ventures. Any amount not so applied must be used to make an offer to repurchase the Senior Notes, provided that such repurchase offer may be deferred until such time as the unutilized proceeds exceed $50 million. As of September 30, 2012, the Company had applied all but approximately $45 million of the net proceeds to one or more of the uses permitted by the indentures.
The Company’s decision to exit the professional ornamental horticulture, turf and specialty agriculture markets and sell Global Pro was another step in its strategy to evolve its business portfolio to better leverage growth opportunities within its Global Consumer and Scotts LawnService® business segments.
In conjunction with the transaction, The Scotts Company LLC (“Scotts LLC”), a wholly owned subsidiary of Scotts Miracle-Gro, and ICL entered into several product supply agreements which are generally up to five years in duration, as well as various trademark and technology licensing agreements with varying durations. The purpose of these agreements is to allow each party to continue leveraging existing production capabilities and intellectual property to meet customer demand for their respective products. Scotts LLC estimates that it will supply ICL with approximately $40 million of product under these agreements, as well as purchase approximately $15 million of materials from ICL, each on an annualized basis.
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
Smith & Hawken Ltd.
In July 2009, Scotts Miracle-Gro announced that its wholly-owned subsidiary, Smith & Hawken, Ltd., had adopted a plan to close the Smith & Hawken business. During the Company's first quarter of fiscal 2010, all Smith & Hawken stores were closed and substantially all operational activities of Smith & Hawken were discontinued. As a result, effective in its first quarter of fiscal 2010, the Company classified Smith & Hawken as discontinued operations.
The Company recorded restructuring and other charges of $18.3 million in fiscal 2010 related to the liquidation of the Smith & Hawken business primarily associated with the termination of retail site lease obligations, third-party agency fees and severance

THE SCOTTS MIRACLE-GRO COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

and benefit commitments. These charges were partially offset by a gain of approximately $18 million from the sale of the Smith & Hawken intellectual property on December 30, 2009.
The following table summarizes the results of Pro Seed, Global Pro and Smith & Hawken as discontinued operations:

	Year Ended September 30,
	2012	2011	2010
	(In millions)
Net sales	$26.7	$124.7	$281.6
Operating costs	32.7	122.5	282.8
Impairment, restructuring and other charges	0.6	20.2	18.3
Gain on sale of Global Pro business	—	(93.0)	—
Global Pro sale related transaction costs	—	17.3	—
Other (income) expense, net	0.3	(1.0)	(22.6)
Interest expense	—	1.7	3.6
Income (loss) from discontinued operations before income taxes	(6.9)	57.0	(0.5)
Income tax expense (benefit) from discontinued operations	(0.2)	29.0	3.1
Income (loss) from discontinued operations	$(6.7)	$28.0	$(3.6)

The major classes of assets and liabilities of Pro Seed as of September 30, 2011 were as follows (in millions):

Accounts receivable, net	$14.5
Inventories	21.0
Prepaid and other assets	8.0
Assets of discontinued operations	$43.5
Accounts payable	$10.8
Other current liabilities	5.7
Other liabilities	0.9
Liabilities of discontinued operations	$17.4

NOTE 3. PRODUCT REGISTRATION AND RECALL MATTERS
In April 2008, the Company became aware that a former associate circumvented the Company’s policies and U.S. Environmental Protection Agency (“U.S. EPA”) regulations under the Federal Insecticide, Fungicide, and Rodenticide Act of 1947, as amended (“FIFRA”), by failing to obtain valid registrations for certain products and/or causing certain invalid product registration forms to be submitted to regulators. Since that time, the Company has been cooperating with both the U.S. EPA and the U.S. Department of Justice (the “U.S. DOJ”) in related civil and criminal investigations into the pesticide product registration issues as well as a state civil investigation into related allegations arising under state pesticide registration laws and regulations.
In late April 2008, in connection with the U.S. EPA’s investigation, the Company conducted a consumer-level recall of certain consumer lawn and garden products and a Scotts LawnService® product. Subsequently, the Company and the U.S. EPA agreed upon a Compliance Review Plan for conducting a comprehensive, independent review of the Company’s product registration records. Pursuant to the Compliance Review Plan, an independent third-party firm, Quality Associates Incorporated (“QAI”), reviewed substantially all of the Company’s U.S. pesticide product registrations and associated advertisements, some of which were historical in nature and no longer related to sales of the Company’s products. The U.S. EPA investigation and the QAI review process resulted in the temporary suspension of sales and shipments of certain products. In addition, as the QAI review process or the Company’s internal review identified potential FIFRA registration issues (some of which appear unrelated to the actions of the former associate), the Company endeavored to stop selling or distributing the affected products until the issues could be resolved. QAI’s review of the Company’s U.S. pesticide product registrations and associated advertisements is now complete, and the results of the QAI review process did not materially affect the Company’s fiscal 2010, fiscal 2011 or fiscal 2012 sales.
In fiscal 2008, the Company conducted a voluntary recall of certain of its wild bird food products due to a formulation issue. Certain wild bird food products had been treated with pest control additives to avoid insect infestation, especially at retail stores. While the pest control additives had been labeled for use on certain stored grains that can be processed for human and/or animal consumption, they were not labeled for use on wild bird food products. In October 2008, the U.S. Food & Drug Administration

THE SCOTTS MIRACLE-GRO COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

concluded that the recall had been completed and that there had been proper disposition of the recalled products. The wild bird food recall did not materially affect the Company’s fiscal 2010, fiscal 2011 or fiscal 2012 financial condition, result of operations or cash flows.
Settlement discussions relating to potential fines and/or penalties are a frequent outgrowth of governmental investigations. In that regard, on or about June 30, 2011, the Company received a Notice of Intent to File Administrative Complaint (“Notice”) from the U.S. EPA Region 5 with respect to the alleged FIFRA violations. The Notice, which did not set forth a proposed penalty amount, offered the Company an opportunity to present any information it believed the U.S. EPA should consider prior to filing the complaint and indicated that the U.S. EPA was prepared to meet with the Company to discuss the alleged violations. The Company made a timely response to the Notice and engaged in settlement meetings culminating in the signing of a Consent Agreement and Final Order ("CAFO") in September, 2012 in which the Company neither admitted nor denied the allegations in the CAFO. The government's transmittal letter stated that the CAFO concluded the government's civil investigation and enforcement action. Pursuant to the CAFO, the Company was required to pay a civil penalty in the amount of $6.05 million, and it agreed to pay an additional $2.0 million for a Supplemental Environmental Project (“SEP”), paid to the Black Swamp Conservancy, for conservation efforts on three separate parcels of land. The Scotts Miracle-Gro Company undertook these projects as part of a settlement of the United States Environmental Protection Agency's enforcement action against it for alleged violations of Sections 12(a)(1)(A),(B),(C) and (E) of FIFRA, 7 U.S.C. § 136j(a)(1)(A),(B), (C) and (E). As part of the CAFO, the Company must monitor the conservation efforts of the Black Swamp Conservancy and submit a completion report to the U.S. EPA by February 28, 2014, designating the conclusion of all agreed to conservation efforts. The Company's accrual as of September 30, 2012 includes the full amount of the civil penalty and other amounts payable under the CAFO.
As previously disclosed, the Company has also been engaged in settlement discussions with the U.S. DOJ regarding its criminal investigation. On January 25, 2012, a Plea Agreement was filed with the United States District Court for the Southern District of Ohio. Under the terms of the Plea Agreement, the Company agreed to plead guilty to ten misdemeanor FIFRA counts in connection with the former employee's conduct and one misdemeanor FIFRA count in connection with the misapplication of insecticide to wild bird food products. As part of the agreement, Scotts Miracle-Gro was required to pay a $4.0 million penalty to the United States and to provide $0.1 million to each of five programs designed to enhance and protect the natural environment, particularly habitats for the bird populations that the U.S. EPA’s regulation of pesticides is designed to protect. As part of the Plea Agreement, the U.S. DOJ agreed not to criminally prosecute the Company for any other federal crimes relating to any potential FIFRA violations known to the government as of the date of the Plea Agreement. The United States District Court for the Southern District of Ohio accepted the plea on March 13, 2012, and the sentence was imposed on September 7, 2012, resolving the U.S. DOJ investigation into pesticide product registration issues. The Company's accrual as of September 30, 2012 includes the full amount of the criminal penalty and other amounts payable under the Plea Agreement.
As a result of these registration and recall matters, the Company has recorded charges for affected inventory and other registration and recall-related costs. The following tables summarize the impact of the product registration and recall matters on the results of operations and on accrued liabilities and inventory:

	Year Ended September 30,
	2012	2011	2010
	(In millions)
Cost of sales—product registration and recall matters	$0.4	$3.2	$3.0
Gross profit	(0.4)	(3.2)	(3.0)
Selling, general and administrative	7.8	11.4	5.7
Loss from operations	(8.2)	(14.6)	(8.7)
Income tax benefit	(0.8)	(2.6)	(3.1)
Net loss	$(7.4)	$(12.0)	$(5.6)

	Reserves at September 30, 2011	Additional Costs and Changes in Estimates	Accruals Used	Reserves at September 30, 2012
	(In millions)
Cost of sales—product registration and recall matters	$0.7	$0.4	$(0.8)	$0.3
Selling, general and administrative costs	7.8	7.8	(7.2)	8.4
Total cost accrued	$8.5	$8.2	$(8.0)	$8.7

THE SCOTTS MIRACLE-GRO COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Company may be subject to additional judgments, settlements, fines and/or penalties as a result of state or private actions. No reserves have been established for any such potential liabilities related to state or private actions arising in connection with the product registration and recall issues at this time. In connection with the sale of wild bird food products that were the subject of the recall discussed in “ITEM 1. BUSINESS - Regulatory Considerations”, the Company has been named as a defendant in four putative class actions filed on and after June 27, 2012, which have now been consolidated in the United States District Court for the Southern District of California as In re Morning Song Bird Food Litigation, Lead Case No. 3:12-cv-01592-JAH-RBB. The plaintiffs allege various statutory and common law claims associated with the Company's sale of wild bird food products. The plaintiffs seek on behalf of themselves and various purported class members monetary damages, restitution, injunctive relief, declaratory relief, attorney's fees, interest and costs. The Company intends to vigorously defend the consolidated action. Given the early stages of the action, the Company cannot make a determination as to whether it could have a material effect on the Company's financial condition, results of operations or cash flows and has not created any accruals or accounting reserves with respect thereto.

NOTE 4. IMPAIRMENT, RESTRUCTURING AND OTHER CHARGES
The following table details impairment, restructuring and other charges and rolls forward the restructuring and other charges accrued in fiscal 2012, fiscal 2011 and fiscal 2010:

	Year Ended September 30,
	2012	2011	2010
	(In millions)
Restructuring and other charges	$1.8	$27.4	$—
Property, plant and equipment impairments	2.1	9.1	—
Goodwill and intangible asset impairments	3.2	19.4	18.5
Total impairment, restructuring and other charges	$7.1	$55.9	$18.5

	Year Ended September 30,
	2012	2011	2010
	(In millions)
Amounts reserved for restructuring and other charges at beginning of year	$29.6	$0.5	$14.6
Restructuring and other charges in continuing operations	1.8	27.4	—
Restructuring and other charges in discontinued operations	0.1	20.2	18.3
Payments and other	(21.3)	(18.5)	(32.4)
Amounts reserved for restructuring and other charges at end of year (1)	$10.2	$29.6	$0.5
(1) - A portion of the amounts reserved as of September 30, 2012, will be paid out over the course of fiscal 2013. Included in the restructuring reserves is $4.5 million that is classified as long-term. Payments against the long-term reserves will start once the employees covered by the 2011 restructuring plan retire.

Fiscal 2012
During fiscal 2012, in continuation of the 2011 restructuring plan, the Company incurred an additional $1.6 million in restructuring costs related to termination benefits provided to employees who accepted voluntary retirement and special termination benefits provided to certain employees upon future separation as well as $0.2 million related to curtailment charges for its U.S. defined benefit pension and U.S retiree medical plans.
For the year ended September 30, 2012, the Company recognized a $5.3 million asset impairment charge as a result of issues with commercialization of products including the active ingredient MAT 28 for the Global Consumer segment.

THE SCOTTS MIRACLE-GRO COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Fiscal 2011
On August 8, 2011, the Company announced a restructuring plan designed to streamline management decision making and continue the regionalization of the Company’s operating structure, with the objective of reinvesting the savings generated in innovation and growth initiatives. During fiscal 2011, the Company incurred $23.7 million in restructuring costs related to termination benefits provided to employees who were involuntarily terminated and special termination benefits provided to certain employees upon future separation, as well as $2.3 million related to curtailment charges for its U.S. defined benefit pension and U.S. retiree medical plans.
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
In addition, the Company recognized charges of $2.3 million for other intangible asset impairments and $1.4 million for restructuring and other charges.
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

NOTE 5. GOODWILL AND INTANGIBLE ASSETS, NET
The following table displays a rollforward of the carrying amount of goodwill by reportable segment, as well as Corporate & Other:

	Global Consumer	Scotts LawnService®	Corporate & Other	Total
	(In millions)
Goodwill	$244.6	$123.7	$24.6	$392.9
Accumulated impairment losses	(62.5)	—	(24.6)	(87.1)
Balance at September 30, 2010	182.1	123.7	—	305.8
Acquisitions, net of purchase price adjustments	—	3.6	—	3.6
Impairment loss	(0.3)	—	—	(0.3)

Goodwill	$244.6	$127.3	$24.6	$396.5
Accumulated impairment losses	(62.8)	—	(24.6)	(87.4)
Balance at September 30, 2011	181.8	127.3	—	309.1
Acquisitions, net of purchase price adjustments	0.3	—	—	0.3

Goodwill	$244.9	$127.3	$24.6	$396.8
Accumulated impairment losses	(62.8)	—	(24.6)	(87.4)
Balance at September 30, 2012	$182.1	$127.3	$—	$309.4

THE SCOTTS MIRACLE-GRO COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table presents intangible assets, net:

	September 30, 2012			September 30, 2011
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
	(In millions)
Finite-lived intangible assets:
Technology	$60.9	$(47.1)	$13.8	$60.9	$(41.9)	$19.0
Customer accounts	82.6	(65.6)	17.0	83.4	(63.4)	20.0
Tradenames	47.0	(22.7)	24.3	46.5	(21.3)	25.2
Other	101.2	(81.5)	19.7	99.3	(77.1)	22.2
Total finite-lived intangible assets, net			74.8			86.4
Indefinite-lived tradenames			232.3			233.2
Total intangible assets, net			$307.1			$319.6

Fiscal 2012
The Company recognized a $3.2 million impairment charge related to an intangible asset associated with the active ingredient MAT 28. The impairment charge is discussed further in “NOTE 4. IMPAIRMENT, RESTRUCTURING AND OTHER CHARGES.”
During the fourth quarter of fiscal 2012, the Company completed its annual impairment analysis and determined that no additional charges for impairment of goodwill or intangible assets were required. The estimated fair value of each reporting unit was substantially in excess of its carrying value as of the annual test date. Each of the indefinite-lived tradenames had an estimated fair value substantially in excess of its carrying value as of the annual test date, with the exception of the Ortho® tradename and French tradenames of KB® and Fertiligene®. The carrying value of the Ortho® tradename and French tradenames (KB® and Fertiligene®) at September 30, 2012 were $137.1 million and $17.7 million, respectively. The excess fair value over the carrying value of Ortho® tradename and French tradenames were 7.4% and 14.1%, respectively. If future analyses indicate that fair value has declined below carrying value, the result will be an impairment of a portion of the indefinite-lived intangible asset value.

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
Total amortization expense for the years ended September 30, 2012, 2011 and 2010 was $10.9 million, $11.4 million and $10.7 million, respectively. Amortization expense is estimated to be as follows for the years ending September 30 (in millions):

2013	$11.3
2014	10.7
2015	8.4
2016	6.4
2017	5.2

THE SCOTTS MIRACLE-GRO COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 6. DETAIL OF CERTAIN FINANCIAL STATEMENT ACCOUNTS

The following is detail of certain financial statement accounts:

	September 30,
	2012	2011
	(In millions)
INVENTORIES:
Finished goods	$224.6	$130.7
Work-in-progress	48.3	34.3
Raw materials	142.0	222.0
	$414.9	$387.0
PREPAID AND OTHER ASSETS:
Deferred tax asset	$76.5	$88.1
Accounts receivable, non-trade	13.4	16.9
Other	32.4	46.1
	$122.3	$151.1

	September 30,
	2012	2011
	(In millions)
PROPERTY, PLANT AND EQUIPMENT, NET:
Land and improvements	$74.4	$70.1
Buildings	205.2	199.9
Machinery and equipment	462.9	437.0
Furniture and fixtures	45.1	42.9
Software	120.8	116.9
Aircraft	22.3	8.4
Construction in progress	39.3	30.0
	970.0	905.2
Less: accumulated depreciation	(542.6)	(510.5)
	$427.4	$394.7

	September 30,
	2012	2011
	(In millions)
OTHER CURRENT LIABILITIES:
Payroll and other compensation accruals	$38.9	$37.9
Advertising and promotional accruals	152.5	132.8
Other	88.4	144.7
	$279.8	$315.4
OTHER NON-CURRENT LIABILITIES:
Accrued pension and postretirement liabilities	$118.5	$112.1
Deferred tax liability	71.6	65.2
Other	67.7	54.7
	$257.8	$232.0

THE SCOTTS MIRACLE-GRO COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	September 30,
	2012	2011	2010
	(In millions)
ACCUMULATED OTHER COMPREHENSIVE LOSS:
Unrecognized loss on derivatives, net of tax of $10.6, $9.6 and $7.9	$(16.6)	$(15.7)	$(12.7)
Pension and other postretirement liabilities, net of tax of $36.1, $33.5 and $40.4	(67.6)	(56.9)	(69.1)
Foreign currency translation adjustment	(3.1)	(5.4)	4.7
	$(87.3)	$(78.0)	$(77.1)

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
In consideration for the rights granted to the Company under the Marketing Agreement for North America, the Company was required to pay a marketing fee of $32 million to Monsanto. The Company has deferred this amount on the basis that the payment will provide a future benefit through commissions that will be earned under the Marketing Agreement. The economic useful life over which the marketing fee is being amortized is 20 years, with a remaining amortization period of six years as of September 30, 2012.
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
The gross commission earned under the Marketing Agreement, the contribution payments to Monsanto and the amortization of the initial marketing fee paid to Monsanto are included in the calculation of net sales in the Company’s Consolidated Statements of Operations. The elements of the net commission earned under the Marketing Agreement and reimbursements associated with the Marketing Agreement and included in “Net sales” were as follows:

	Year Ended September 30
	2012	2011	2010
	(In millions)
Gross commission	$81.3	$77.9	$90.8
Contribution expenses	(20.0)	(20.0)	(20.0)
Amortization of marketing fee	(0.8)	(0.8)	(0.8)
Net commission income	60.5	57.1	70.0
Reimbursements associated with Marketing Agreement	79.6	63.7	65.0
Total net sales associated with Marketing Agreement	$140.1	$120.8	$135.0

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

NOTE 8. ACQUISITIONS
During fiscal 2012 and fiscal 2011, the Company completed several acquisition within its home protection, growing media and Scotts LawnService® businesses that individually and in the aggregate were not significant. The aggregate purchase price of these acquisitions was $6.7 million and $10.9 million in fiscal 2012 and fiscal 2011, respectively. The Consolidated Financial Statements include the results of operations from these business combinations from the date of each acquisition.

NOTE 9. RETIREMENT PLANS
The Company sponsors a defined contribution 401(k) plan for substantially all U.S. associates. During 2010, the Company provided a base contribution equal to 2% of compensation up to 50% of the Social Security taxable wage base plus 4% of remaining compensation. Associates could also make pretax contributions from compensation that were matched by the Company at 100% of associates’ initial 3% contribution and 50% of their remaining contribution up to 5%. Beginning January 1, 2011, the Company stopped providing base contributions and began matching 150% of associates’ initial 4% contribution and 50% of their remaining contribution up to 6%. The Company recorded charges of $12.9 million, $13.2 million and $14.5 million under the plan in fiscal 2012, fiscal 2011 and fiscal 2010, respectively.
The Company sponsors two defined benefit plans for certain U.S. associates. Benefits under these plans have been frozen and closed to new associates since 1997. The benefits under the primary plan are based on years of service and the associates’ average final compensation or stated amounts. The Company’s funding policy, consistent with statutory requirements and tax considerations, is based on actuarial computations using the Projected Unit Credit method. The second frozen plan is a non-qualified supplemental pension plan. This plan provides for incremental pension payments so that total pension payments equal amounts that would have been payable from the Company’s pension plan if it were not for limitations imposed by the income tax regulations. In connection with the restructuring plan discussed in “NOTE 4. IMPAIRMENT, RESTRUCTURING AND OTHER CHARGES,” the Company recognized a plan curtailment charge of $0.2 million in fiscal 2012 and 1.2 million in fiscal 2011 for an increase in the benefit obligation associated with these plans.
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

THE SCOTTS MIRACLE-GRO COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following tables present information about benefit obligations, plan assets, annual expense, assumptions and other information about the Company’s defined benefit pension plans. The defined benefit plans are valued using a September 30 measurement date.

	U.S. Defined Benefit Plans		International Defined Benefit Plans
	2012	2011	2012	2011
	(In millions)
Change in projected benefit obligation
Benefit obligation at beginning of year	$109.6	$106.6	$159.6	$174.6
Service cost	—	—	1.1	1.3
Interest cost	4.6	4.8	8.6	8.9
Actuarial (gain) loss	11.5	3.5	22.2	(17.5)
Benefits paid	(7.1)	(6.5)	(6.6)	(5.9)
Curtailment loss	0.2	1.2	—	—
Other	—	—	(0.9)	(0.6)
Foreign currency translation	—	—	4.0	(1.2)
Projected benefit obligation at end of year	$118.8	$109.6	$188.0	$159.6
Accumulated benefit obligation at end of year	$118.8	$109.6	$179.9	$153.2
Change in plan assets
Fair value of plan assets at beginning of year	$74.3	$69.7	$118.2	$115.8
Actual return on plan assets	13.0	3.5	15.3	2.5
Employer contribution	5.1	7.6	9.3	8.4
Actuarial gain (loss)	—	—	—	(0.4)
Benefits paid	(7.1)	(6.5)	(6.6)	(5.9)
Foreign currency translation	—	—	4.3	(1.1)
Other	—	—	(0.7)	(1.1)
Fair value of plan assets at end of year	$85.3	$74.3	$139.8	$118.2
Underfunded status at end of year	$(33.5)	$(35.3)	$(48.2)	$(41.4)
Information for pension plans with an accumulated benefit obligation in excess of plan assets
Projected benefit obligation	$118.8	$109.6	$188.0	$159.6
Accumulated benefit obligation	118.8	109.6	179.9	153.2
Fair value of plan assets	85.3	74.3	139.8	118.2
Amounts recognized in the Consolidated Balance Sheets consist of:
Current liabilities	$(0.2)	$(0.2)	$(0.9)	$(1.0)
Noncurrent liabilities	(33.4)	(35.1)	(47.3)	(40.4)
Total amount accrued	$(33.6)	$(35.3)	$(48.2)	$(41.4)
Amounts recognized in accumulated other comprehensive loss consist of:
Actuarial loss	$48.8	$49.6	$55.5	$39.3
Prior service cost	—	—	0.5	1.1
Net amount recognized	$48.8	$49.6	$56.0	$40.4

THE SCOTTS MIRACLE-GRO COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	U.S. Defined Benefit Plans		International Defined Benefit Plans
	2012	2011	2012	2011
	(In millions, except percentage figures)
Total change in other comprehensive loss attributable to:
Pension benefit gain (loss) during the period	$5.1	$5.1	$14.8	$10.8
Reclassification of pension benefit losses to net income	(5.1)	(4.9)	(0.8)	(1.2)
Foreign currency translation	—	—	1.6	—
Total change in other comprehensive loss	$—	$0.2	$15.6	$9.6
Amounts in accumulated other comprehensive loss expected to be recognized as components of net periodic benefit cost in fiscal 2013 are as follows:
Actuarial loss	$4.3		$0.7
Prior service cost	—		0.1
Amount to be amortized into net periodic benefit cost	$4.3		$0.8
Weighted average assumptions used in development of projected benefit obligation
Discount rate	3.39%	4.29%	4.45%	5.46%
Rate of compensation increase	n/a	n/a	3.4%	3.5%

	U.S. Defined Benefit Plans			International Defined Benefit Plans
	2012	2011	2010	2012	2011	2010
	(In millions, except percentage figures)
Components of net periodic benefit cost
Service cost	$—	$—	$—	$1.1	$1.3	$1.8
Interest cost	4.6	4.8	5.1	8.6	8.9	8.4
Expected return on plan assets	(5.5)	(5.1)	(5.0)	(8.4)	(8.4)	(7.3)
Net amortization	5.1	4.9	4.3	0.8	1.2	1.7
Net periodic benefit cost	4.2	4.6	4.4	2.1	3.0	4.6
Curtailment loss	0.2	1.1	—	—	—	—
Contractual termination benefits	—	—	—	0.3	—	—
Total benefit cost	$4.4	$5.7	$4.4	$2.4	$3.0	$4.6
Weighted average assumptions used in development of net periodic benefit cost
Discount rate	4.29%	4.66%	5.23%	5.46%	5.01%	5.46%
Expected return on plan assets	7.5%	7.5%	8.0%	7.0%	7.0%	7.1%
Rate of compensation increase	n/a	n/a	n/a	3.5%	3.5%	3.8%

THE SCOTTS MIRACLE-GRO COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	U.S. Defined Benefit Plans	International Defined Benefit Plans
	(In millions, except percentage figures)
Other information:
Plan asset allocations:
Target for September 30, 2013:
Equity securities	33%	52%
Debt securities	67%	41%
Cash and cash equivalents	—%	1%
Insurance Contracts	—%	6%
September 30, 2012:
Equity securities	36%	54%
Debt securities	61%	41%
Cash and cash equivalents	3%	—%
Insurance Contracts	—%	5%
September 30, 2011:
Equity securities	36%	53%
Debt securities	63%	41%
Cash and cash equivalents	1%	1%
Insurance Contracts	—%	5%
Expected company contributions in fiscal 2013	$2.8	$7.2
Expected future benefit payments:
2013	$7.1	$5.8
2014	7.1	6.2
2015	7.2	6.9
2016	7.2	7.0
2017	7.3	7.8
2018 – 2022	36.2	45.6

The following tables set forth the fair value of the Company’s pension plan assets, segregated by level within the fair value hierarchy:

	September 30, 2012
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Unobservable Inputs (Level 3)	Total
	(In millions)
U.S. Defined Benefit Plan Assets
Cash and cash equivalents	$2.3	$—	$—	$2.3
Mutual funds—equities	30.8	—	—	30.8
Mutual funds—fixed income	52.2	—	—	52.2
Total	$85.3	$—	$—	$85.3
International Defined Benefit Plan Assets
Cash and cash equivalents	$1.0	$—	$—	$1.0
Insurance contracts	—	3.4	4.4	7.8
Mutual funds—equities	—	73.2	—	73.2
Mutual funds—fixed income	—	57.9	—	57.9
Total	$1.0	$134.5	$4.4	$139.9

THE SCOTTS MIRACLE-GRO COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	September 30, 2011
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Unobservable Inputs (Level 3)	Total
	(In millions)
U.S. Defined Benefit Plan Assets
Cash and cash equivalents	$0.8	$—	$—	$0.8
Mutual funds—equities	26.9	—	—	26.9
Mutual funds—fixed income	46.6	—	—	46.6
Total	$74.3	$—	$—	$74.3
International Defined Benefit Plan Assets
Cash and cash equivalents	$0.4	$—	$—	$0.4
Insurance contracts	—	2.6	3.7	6.3
Mutual funds—equities	—	63.1	—	63.1
Mutual funds—fixed income	—	48.4	—	48.4
Total	$0.4	$114.1	$3.7	$118.2

The fair value of the mutual funds are valued at the exchange-listed year end closing price or at the net asset value of shares held by the fund at the end of the year. Insurance contracts are valued by discounting the related cash flows using a current year end market rate or at cash surrender value, which is presumed to equal fair value. Funds of hedge funds are valued at the net asset value of shares held by the fund at the end of the year.

The table below sets forth a summary of changes in the fair value of the Company’s level 3 pension plan assets:

Level 3 Assets Insurance contracts
(In millions)
Balance at September 30, 2010	$4.1
Realized gain on plan assets	0.2
Unrealized gain on plan assets	(0.4)
Foreign currency translation	(0.1)
Purchases, sales, issuances and settlements (net)	(0.1)
Balance at September 30, 2011	3.7
Realized gain on plan assets	1.0
Unrealized gain on plan assets	—
Foreign currency translation	(0.1)
Purchases, sales, issuances and settlements (net)	(0.2)
Balance at September 30, 2012	$4.4

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

THE SCOTTS MIRACLE-GRO COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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
The following table sets forth information about the retiree medical plan for domestic associates. The retiree medical plan is valued using a September 30 measurement date.

	2012	2011
	(In millions, except percentage figures)
Change in Accumulated Plan Benefit Obligation (APBO)
Benefit obligation at beginning of year	$34.4	$31.7
Service cost	0.5	0.5
Interest cost	1.6	1.6
Plan participants’ contributions	1.0	0.9
Actuarial loss	1.5	1.9
Curtailment loss	—	1.1
Benefits paid (net of federal subsidy of $0.3 and $0.3)	(2.9)	(3.3)
Benefit obligation at end of year	$36.3	$34.4
Change in plan assets
Fair value of plan assets at beginning of year	$—	$—
Employer contribution	2.0	2.7
Plan participants’ contributions	1.0	0.9
Gross benefits paid	(3.0)	(3.6)
Fair value of plan assets at end of year	—	—
Unfunded status at end of year	$(36.3)	$(34.4)
Amounts recognized in the Consolidated Balance Sheets consist of:
Current liabilities	$(2.5)	$(2.3)
Noncurrent liabilities	(33.8)	(32.1)
Total amount accrued	$(36.3)	$(34.4)
Amounts recognized in accumulated other comprehensive loss consist of:
Actuarial loss	$3.4	$3.4
Total change in other comprehensive loss attributable to:
Benefit losses during the period	$1.6	$2.0
Curtailment loss amortized during the year	0.1	—
Total change in other comprehensive loss	$1.7	$2.0
The estimated actuarial gain that will be amortized from accumulated loss into net periodic benefit cost over the next fiscal year is immaterial
Discount rate used in development of APBO	3.66%	4.66%

THE SCOTTS MIRACLE-GRO COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	2012	2011	2010
Components of net periodic benefit cost
Service cost	$0.6	$0.5	$0.5
Interest cost	1.6	1.6	1.7
Curtailment loss	—	1.1	—
Total postretirement benefit cost	$2.2	$3.2	$2.2
Discount rate used in development of net periodic benefit cost	4.66%	4.91%	5.50%

In connection with the restructuring plan discussed in “NOTE 4. IMPAIRMENT, RESTRUCTURING AND OTHER CHARGES,” the Company recognized a plan curtailment charge of $1.1 million in fiscal 2011 for an increase in the benefit obligation associated with its retiree medical plan.
On December 8, 2003, the Medicare Prescription Drug, Improvement and Modernization Act (the “Act”) became law. The Act provides for a federal subsidy to sponsors of retiree health care benefit plans that provide a prescription drug benefit that is at least actuarially equivalent to the benefit established by the Act. The APBO at September 30, 2012, has been reduced by a deferred actuarial gain in the amount of $0.5 million to reflect the effect of the subsidy related to benefits attributed to past service. The amortization of the actuarial gain and reduction of service and interest costs served to reduce net periodic post retirement benefit cost for fiscal 2012, fiscal 2011 and fiscal 2010 by $0.2 million, $1.1 million and $0.5 million, respectively.
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
For measurement as of September 30, 2012, management has assumed that health care costs will increase at an annual rate of 7.25% in fiscal 2012, decreasing 0.25% per year to an ultimate trend of 5.00% in 2021. A 1% increase in health cost trend rate assumptions would increase the APBO by $1.2 million as of September 30, 2012. A 1% decrease in health cost trend rate assumptions would decrease the APBO by $1.3 million as of September 30, 2012. A 1% increase or decrease in the same rate would not have a material effect on service or interest costs.
The following benefit payments under the plan are expected to be paid by the Company and the retirees for the fiscal years indicated:

	Gross Benefit Payments	Retiree Contributions	Medicare Part D Subsidy	Net Company Payments
	(In millions)
2013	$4.1	$(1.2)	$(0.4)	$2.5
2014	4.4	(1.5)	(0.4)	2.5
2015	4.6	(1.7)	(0.4)	2.5
2016	4.9	(2.0)	(0.5)	2.4
2017	5.1	(2.2)	(0.5)	2.4
2018 – 2022	28.8	(14.6)	(3.1)	11.1
The Company also provides comprehensive major medical benefits to its associates. The Company is self-insured for certain health benefits up to $0.3 million per occurrence per individual. The cost of such benefits is recognized as expense in the period the claim is incurred. This cost was $28.7 million, $27.9 million and $27.6 million in fiscal 2012, fiscal 2011 and fiscal 2010, respectively.

THE SCOTTS MIRACLE-GRO COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 11. DEBT
The components of long-term debt are as follows:

	September 30,
	2012	2011
	(In millions)
Credit Facilities:
Revolving loans	$377.1	$387.2
Term loans	—	—
Senior Notes – 7.25%	200.0	200.0
Senior Notes – 6.625%	200.0	200.0
Other	5.5	7.8
	782.6	795.0
Less current portions	1.5	3.2
Long term debt	$781.1	$791.8

The Company’s debt matures as follows for each of the next five fiscal years and thereafter (in millions):

2013	$1.5
2014	1.0
2015	0.5
2016	377.6
2017	0.5
Thereafter	401.5
$782.6

Credit Facilities

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
Loans made under the credit facility bear interest, at the Company’s election, at a rate per annum equal to either the ABR or LIBOR rate, (both as defined) plus an applicable margin. Amounts outstanding under the credit facility at September 30, 2012 were at interest rates based on LIBOR applicable to the borrowed currencies plus 225 basis points. Under the credit facility, the Company has the ability to issue letter of credit commitments up to $75 million. At September 30, 2012, the Company had letters of credit in the aggregate face amount of $25.9 million outstanding, and $1.3 billion of availability under its credit facility.

THE SCOTTS MIRACLE-GRO COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Senior Notes- 7.25%
On January 14, 2010, Scotts Miracle-Gro issued $200 million aggregate principal amount of 7.25% Senior Notes due 2018 (the “7.25% Senior Notes”). The net proceeds of the offering were used to reduce outstanding borrowings under the Company’s then existing credit facilities. The 7.25% Senior Notes represent general unsecured senior obligations of Scotts Miracle-Gro, and were sold to the public at 99.254% of the principal amount thereof, to yield 7.375% to maturity. The 7.25% Senior Notes have interest payment dates of January 15 and July 15 of each year, which began on July 15, 2010 and may be redeemed prior to maturity at applicable redemption premiums. The 7.25% Senior Notes contain usual and customary incurrence-based covenants, which include, but are not limited to, restrictions on the incurrence of additional indebtedness, the incurrence of liens and the issuance of certain preferred shares, and the making of certain distributions, investments and other restricted payments, as well as other usual and customary covenants, which include, but are not limited to, restrictions on sale and leaseback transactions, restrictions on purchases or redemptions of Scotts Miracle-Gro stock and prepayments of subordinated debt, limitations on asset sales and restrictions on transactions with affiliates. The 7.25% Senior Notes mature on January 15, 2018. Substantially all of Scotts Miracle-Gro's domestic subsidiaries serve as guarantors of the 7.25% Senior Notes.
Senior Notes- 6.625%
On December 16, 2010, Scotts Miracle-Gro issued $200 million aggregate principal amount of 6.625% Senior Notes due 2020 (the “6.625%" Senior Notes”) in a private placement exempt from the registration requirements under the Securities Act of 1933, as amended. The net proceeds of the offering were used to repay outstanding borrowings under the Company’s then existing credit facilities and for general corporate purposes. The 6.625% Senior Notes represent general unsecured senior obligations of Scotts Miracle-Gro and rank equal in right of payment with the Company’s existing and future unsecured senior debt, including, without limitation, the 7.25% Senior Notes. The 6.625% Senior Notes have interest payment dates of June 15 and December 15 of each year, which began on June 15, 2011, and may be redeemed prior to maturity at applicable redemption premiums. The 6.625% Senior Notes contain usual and customary incurrence-based covenants, as well as other usual and customary covenants, substantially similar to those contained in the 7.25% Senior Notes. The 6.625% Senior Notes mature on December 15, 2020. Substantially all of Scotts Miracle-Gro’s domestic subsidiaries serve as guarantors of the 6.625% Senior Notes.
The Company was in compliance with the terms of all debt covenants at September 30, 2012. The credit facility contains, among other obligations, an affirmative covenant regarding the Company’s leverage ratio, calculated as average total indebtedness, as described in the Company’s credit facility, relative to the Company’s EBITDA, as adjusted pursuant to the terms of the credit facility (“Adjusted EBITDA”). Under the terms of the credit facility, the maximum leverage ratio was 3.50 as of September 30, 2012. The Company’s leverage ratio was 2.93 at September 30, 2012. The Company’s credit facility also includes an affirmative covenant regarding its interest coverage ratio. Interest coverage ratio is calculated as Adjusted EBITDA divided by interest expense, as described in the credit facility, and excludes costs related to refinancings. Under the terms of the credit facility, the minimum interest coverage ratio was 3.50 for the year ended September 30, 2012. The Company’s interest coverage ratio was 4.90 for the year ended September 30, 2012. The weighted average interest rates on average debt were 6.0% and 5.9% for fiscal 2012 and fiscal 2011, respectively.
Interest Rate Swap Agreements
At September 30, 2012, the Company had outstanding interest rate swap agreements with major financial institutions that effectively converted a portion of variable-rate debt denominated in U.S. dollars to a fixed rate. The swap agreements had a total U.S. dollar notional amount of $700 million at September 30, 2012. Interest payments made between the effective date and expiration date are hedged by the swap agreements, except as noted below. The notional amount, effective date, expiration date and rate of each of these swap agreements are shown in the table below.

Notional Amount (in millions)		Effective Date (a)	Expiration Date	Fixed Rate
$50		2/14/2012	2/14/2016	3.78%
150	(b)	2/7/2012	5/7/2016	2.42%
150	(c)	11/16/2009	5/16/2016	3.26%
50	(b)	2/16/2010	5/16/2016	3.05%
100	(b)	2/21/2012	5/23/2016	2.40%
150	(c)	12/20/2011	6/20/2016	2.61%
50	(d)	12/6/2012	9/6/2017	2.96%

THE SCOTTS MIRACLE-GRO COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(a)	The effective date refers to the date on which interest payments were, or will be, first hedged by the applicable swap agreement.

(b)	Interest payments made during the three-month period of each year that begins with the month and day of the effective date are hedged by the swap agreement.

(c)	Interest payments made during the six-month period of each year that begins with the month and day of the effective date are hedged by the swap agreement.

(d)	Interest payments made during the nine-month period of each year that begins with the month and day of the effective date are hedged by the swap agreement.

Master Accounts Receivable Purchase Agreement
On November 15, 2012, the Company entered into a new Master Accounts Receivable Purchase Agreement (the “2012 MARP Agreement”), with an initial stated termination date of October 30, 2013, or such later date as may be mutually agreed by the Company and the banks party thereto. The 2012 MARP Agreement, which is uncommitted, provides for the discretionary sale by the Company, and the discretionary purchase by the banks, on a revolving basis, of accounts receivable generated by sales to three specified account debtors in an aggregate amount not to exceed $400 million, with debtor sublimits ranging from $100 million to $200 million. Under the terms of the 2012 MARP Agreement, the banks have the opportunity to purchase those accounts receivable offered by the Company at a discount (from the agreed base value thereof) effectively equal to the greater of 7-day or 3-month LIBOR plus 0.75%. The 2012 MARP Agreement replaced the Company’s previous Master Accounts Receivable Purchase Agreement, which provided for the discounted sale, on an uncommitted, revolving basis, of accounts receivable generated by two specified account debtors in an aggregate amount not to exceed $325 million and an interest rate effectively equal to the greater of 7-day or 3-month LIBOR plus 1.05%. The previous Master Accounts Receivable Purchase Agreement expired on September 21, 2012.
The Company accounts for the sale of receivables under its Master Accounts Receivable Purchase Agreements as short-term debt and continues to carry the receivables on its Consolidated Balance Sheet, primarily as a result of the Company’s right to repurchase receivables sold. There were no short-term borrowings under the Master Accounts Receivable Purchase Agreements as of September 30, 2012 and 2011.
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
7.25% Senior Notes
The fair value of the 7.25% Senior Notes can be determined based on the trading of the 7.25% Senior Notes in the open market. The difference between the carrying value and the fair value of the 7.25% Senior Notes represents the premium or discount on that date. Based on the trading value on or around September 30, 2012 and September 30, 2011, the fair value of the 7.25% Senior Notes was approximately $212.0 million and $206.0 million, respectively. The fair value measurement for the 7.25% Senior Notes was classified in Level 1 of the fair value hierarchy.
6.625% Senior Notes
The fair value of the 6.625% Senior Notes can be determined based on the trading of the 6.625% Senior Notes in the open market. The difference between the carrying value and the fair value of the 6.625% Senior Notes represents the premium or discount on that date. Based on the trading value on or around September 30, 2012 and September 30, 2011, the fair value of the 6.625% Senior Notes was approximately $217.5 million and $198.1 million, respectively. The fair value measurement for the 6.625% Senior Notes was classified in Level 1 of the fair value hierarchy.

THE SCOTTS MIRACLE-GRO COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Accounts Receivable Pledged
The interest rate on the short-term debt associated with accounts receivable pledged under the MARP Agreement fluctuates with the applicable LIBOR rate, and thus the carrying value is a reasonable estimate of fair value. The fair value measurement for the MARP agreement was classified in Level 2 of the fair value hierarchy.

The estimated fair values of the Company’s debt instruments are as follows:

	Year Ended September 30,
	2012		2011
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(In millions)
Revolving loans	$377.1	$377.1	$387.2	$387.2
Senior Notes – 7.25%	200.0	212.0	200.0	206.0
Senior Notes – 6.625%	200.0	217.5	200.0	198.1
Other	5.5	5.5	7.8	7.8

NOTE 12. SHAREHOLDERS’ EQUITY
Authorized and issued capital shares consisted of the following:

September 30,
	2012	2011
(In millions)
Preferred shares, no par value:
Authorized	0.2 shares	0.2 shares
Issued	0.0 shares	0.0 shares
Common shares, no par value, $.01 stated value per share
Authorized	100.0 shares	100.0 shares
Issued	68.1 shares	68.1 shares

In fiscal 1995, The Scotts Company merged with Stern’s Miracle-Gro Products, Inc. (“Miracle-Gro”). At September 30, 2012, the former shareholders of Miracle-Gro, including Hagedorn Partnership L.P., owned approximately 30% of Scotts Miracle-Gro’s outstanding common shares and, thus, have the ability to significantly influence the election of directors and other actions requiring the approval of Scotts Miracle-Gro’s shareholders.
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
In August 2010, the Scotts Miracle-Gro Board of Directors authorized the repurchase of up to $500 million of Scotts Miracle-Gro’s common shares (the “Common Shares”) over a four-year period through September 30, 2014. On May 4, 2011, the Scotts Miracle-Gro Board of Directors authorized the repurchase of up to an additional $200 million of the Common Shares, resulting in authority to repurchase up to a total of $700 million of the Common Shares through September 30, 2014. The authorization provides the Company with flexibility to purchase the Common Shares from time to time in open market purchases or through privately negotiated transactions. All or part of the repurchases may be made under Rule 10b5-1 plans, which the Company may enter from time to time and which enable the repurchases to occur on a more regular basis, or pursuant to accelerated share repurchases. The share repurchase authorization, which expires September 30, 2014, may be suspended or discontinued at any time, and there can be no guarantee as to the timing or amount of any repurchases. Since the inception of this program in the fourth quarter of fiscal 2010 through September 30, 2012, Scotts Miracle-Gro has repurchased approximately 7.8 million Common Shares for $401.2 million to be held in treasury. Scotts Miracle-Gro repurchased 0.4 million Common Shares for $17.5 million

THE SCOTTS MIRACLE-GRO COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

in fiscal 2012. Common Shares held in treasury totaling 1.1 million and 1.2 million were reissued in support of share-based compensation awards and employee purchases under the employee stock purchase plan during fiscal 2012 and fiscal 2011, respectively.
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
A maximum of 18 million Common Shares are available for issuance under share-based award plans. At September 30, 2012, approximately 0.1 million Common Shares were not subject to outstanding awards and were available to underlie the grant of new share-based awards.
The following is a recap of the share-based awards granted during the periods indicated:

	Year Ended September 30,
	2012	2011	2010
Employees
Options	464,061	429,700	367,600
Restricted stock units	107,373	65,939	259,353
Performance shares	—	—	4,200
Performance units	110,079	53,874	—
Board of Directors
Deferred stock units	30,943	30,296	28,854
Total share-based awards	712,456	579,809	660,007
Aggregate fair value at grant dates (in millions)	$17.4	$13.8	$16.9

Total share-based compensation was as follows for the periods indicated:

	Year Ended September 30,
	2012	2011	2010
	(In millions)
Share-based compensation	$12.5	$16.0	$16.4
Tax benefit recognized	4.8	6.2	6.3

As of September 30, 2012, total unrecognized compensation cost related to non-vested share-based awards amounted to $12.0 million. This cost is expected to be recognized over a weighted-average period of 1.9 years. The tax benefit realized from the tax deductions associated with the exercise of share-based awards and the vesting of restricted stock totaled $17.1 million for fiscal 2012.

THE SCOTTS MIRACLE-GRO COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Stock Options/SARs
Aggregate stock option and SARs activity consisted of the following for the year ended September 30, 2012 (options/SARs in millions):

	No. of Options/SARs	WTD. Avg. Exercise Price
Beginning balance	3.8	$33.47
Granted	0.5	47.66
Exercised	(0.9)	25.93
Forfeited	(0.1)	48.07
Ending balance	3.3	37.28
Exercisable	2.2	32.20

At September 30, 2012, the Company expects 1.0 million stock options (after forfeitures), with a weighted-average exercise price of $47.66, intrinsic value of $0.5 million and average remaining term of 8.5 years, to vest in the future. The following summarizes certain information pertaining to stock option and SAR awards outstanding and exercisable at September 30, 2012 (options/SARs in millions):

	Awards Outstanding			Awards Exercisable
Range of Exercise Price	No. of Options/ SARs	WTD. Avg. Remaining Life	WTD. Avg. Exercise Price	No. of Options/ SARS	WTD. Avg. Remaining Life	WTD. Avg. Exercise Price
$20.12 – $21.65	0.4	5.43	$21.60	0.4	5.43	$21.60
$24.45 – $28.72	0.4	1.41	25.65	0.4	1.41	25.65
$29.01 – $31.62	0.3	2.37	29.18	0.3	2.37	29.18
$33.25 – $37.48	0.3	3.07	35.83	0.3	3.07	35.83
$37.89 – $38.90	0.7	4.59	38.57	0.7	4.59	38.57
$40.81 – $51.73	1.2	7.86	47.14	0.1	3.99	43.72
	3.3	5.24	$37.28	2.2	3.66	$32.20

The intrinsic value of the stock option and SAR awards outstanding and exercisable at September 30 were as follows (in millions):

2012
Outstanding	$25.8
Exercisable	25.3

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

THE SCOTTS MIRACLE-GRO COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Year Ended September 30,
	2012	2011	2010
Expected market price volatility	33.2%	31.9%	32.1%
Risk-free interest rates	1.2%	2.4%	2.8%
Expected dividend yield	2.5%	1.9%	1.2%
Expected life of stock options in years	5.96	5.97	6.00
Estimated weighted-average fair value per stock option	11.50	14.06	12.90

The total intrinsic value of stock options exercised was $23.9 million, $22.4 million and $25.9 million during fiscal 2012, fiscal 2011and fiscal 2010, respectively. Cash received from the exercise of stock options for fiscal 2012 and fiscal 2011was $17.6 million and $31.5 million, respectively.
Restricted share-based awards
Restricted share-based award activity (including restricted stock, restricted stock units and deferred stock units) was as follows:

	No. of Shares	WTD. Avg. Grant Date Fair Value per Share
Awards outstanding at September 30, 2009	707,949	$31.32
Granted	288,207	41.53
Vested	(129,130)	41.15
Forfeited	(26,600)	27.24
Awards outstanding at September 30, 2010	840,426	33.52
Granted	96,235	51.99
Vested	(136,355)	38.44
Forfeited	(103,400)	32.76
Awards outstanding at September 30, 2011	696,906	35.22
Granted	138,316	47.53
Vested	(301,132)	22.25
Forfeited	(36,891)	45.28
Awards outstanding at September 30, 2012	497,199	45.75

The total fair value of restricted stock vested was $3.6 million, $4.6 million and $5.2 million during fiscal 2012, fiscal 2011 and fiscal 2010, respectively. The total fair value of restricted stock units vested was $3.1 million, $0.6 million and $0.4 million during fiscal 2012, fiscal 2011 and fiscal 2010, respectively.

THE SCOTTS MIRACLE-GRO COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Performance-based awards
Performance-based award activity was as follows:

	No. of Units	WTD. Avg. Grant Date Fair Value per Unit
Awards outstanding at September 30, 2009	30,000	$27.98
Granted	4,200	38.76
Vested	(10,000)	27.98
Forfeited	—	—
Awards outstanding at September 30, 2010	24,200	29.85
Granted	53,874	51.91
Vested	(35,774)	32.57
Forfeited	—	—
Awards outstanding at September 30, 2011	42,300	51.73
Granted	114,279	47.63
Vested	—	—
Forfeited	(2,670)	47.66
Awards outstanding at September 30, 2012	153,909	45.48

NOTE 13. EARNINGS PER COMMON SHARE
Basic earnings per common share are computed by dividing income from continuing operations, income from discontinued operations or net income by the weighted average number of common shares outstanding. Diluted earnings per common share are computed by dividing income from continuing operations, income from discontinued operations or net income by the weighted average number of common shares outstanding plus all potentially dilutive securities. Stock options with exercise prices greater than the average market price of the underlying common shares are excluded from the computation of diluted earnings per common share because they are out-of-the-money and the effect of their inclusion would be anti-dilutive. The number of common shares covered by out-of-the-money stock options was 0.7 million, 0.2 million and 0.2 million for the years ended September 30, 2012, 2011 and 2010, respectively. The following table presents information necessary to calculate basic and diluted earnings per common share.

THE SCOTTS MIRACLE-GRO COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Year Ended September 30,
	2012	2011	2010
	(In millions, except per share data)
Income from continuing operations	$113.2	$139.9	$207.7
Income (loss) from discontinued operations	(6.7)	28.0	(3.6)
Net income	$106.5	$167.9	$204.1
BASIC EARNINGS PER COMMON SHARE:
Weighted-average common shares outstanding during the period	61.0	64.7	66.3
Income from continuing operations	$1.86	$2.16	$3.13
Income (loss) from discontinued operations	(0.11)	0.44	(0.05)
Net income	$1.75	$2.60	$3.08
DILUTED EARNINGS PER COMMON SHARE:
Weighted-average common shares outstanding during the period	61.0	64.7	66.3
Dilutive potential common shares	1.1	1.5	1.3
Weighted-average number of common shares outstanding and dilutive potential common shares	62.1	66.2	67.6
Income from continuing operations	$1.82	$2.11	$3.07
Income (loss) from discontinued operations	(0.11)	0.43	(0.05)
Net income	$1.71	$2.54	$3.02

NOTE 14. INCOME TAXES
The provision (benefit) for income taxes allocated to continuing operations consisted of the following:

	Year Ended September 30,
	2012	2011	2010
	(In millions)
Current:
Federal	$31.0	$66.2	$87.6
State	6.0	8.3	7.7
Foreign	7.2	5.4	6.3
Total Current	44.2	79.9	101.6
Deferred:
Federal	23.5	2.2	20.0
State	1.3	(0.1)	1.3
Foreign	(0.4)	0.7	0.6
Total Deferred	24.4	2.8	21.9
Provision for income taxes	$68.6	$82.7	$123.5

The domestic and foreign components of income from continuing operations before income taxes were as follows:

	Year Ended September 30,
	2012	2011	2010
	(In millions)
Domestic	$165.3	$205.7	$319.1
Foreign	16.5	16.9	12.1
Income from continuing operations before income taxes	$181.8	$222.6	$331.2

THE SCOTTS MIRACLE-GRO COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

A reconciliation of the federal corporate income tax rate and the effective tax rate on income from continuing operations before income taxes is summarized below:

	Year Ended September 30,
	2012	2011	2010
Statutory income tax rate	35.0%	35.0%	35.0%
Effect of foreign operations	(0.5)	(0.3)	(0.2)
State taxes, net of federal benefit	3.1	2.8	2.9
Domestic Production Activities Deduction permanent difference	(1.5)	(2.3)	(1.3)
Effect of other permanent differences	2.4	1.9	0.6
Research and Experimentation and other federal tax credits	(0.1)	(0.2)	—
Resolution of prior tax contingencies	(0.9)	0.7	0.3
Other	0.2	(0.4)	—
Effective income tax rate	37.7%	37.2%	37.3%

Included in "Effect of other permanent differences" in the effective tax rate reconciliation table above are nondeductible fines and penalties of $4.8 million and $7.7 million for the fiscal years ended September 30, 2012 and September 30, 2011, respectively, from the settlement of the product registration and recall matters more fully discussed at Note 3 herein. No related penalties were recorded in the fiscal year ended September 30, 2010 and none are expected to recur in future periods.

Deferred income taxes arise from temporary differences between financial reporting and tax reporting bases of assets and liabilities, and operating loss and tax credit carryforwards for tax purposes. The components of the deferred income tax assets and liabilities were as follows:

	September 30,
	2012	2011
	(In millions)
DEFERRED TAX ASSETS
Inventories	$17.0	$18.3
Accrued liabilities	61.5	70.3
Postretirement benefits	41.2	40.7
Accounts receivable	7.9	10.8
State NOL carryovers	1.9	1.6
Foreign NOL carryovers	48.2	42.7
Foreign tax credit carryovers	8.3	7.8
Interest rate swaps	11.0	10.3
Other	4.2	5.7
Gross deferred tax assets	201.2	208.2
Valuation allowance	(48.4)	(44.3)
Total deferred tax assets	152.8	163.9
DEFERRED TAX LIABILITIES
Property, plant and equipment	(58.9)	(60.6)
Intangible assets	(85.8)	(74.5)
Other	(3.2)	(5.9)
Total deferred tax liabilities	(147.9)	(141.0)
Net deferred tax asset	$4.9	$22.9

THE SCOTTS MIRACLE-GRO COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The net current and non-current components of deferred income taxes recognized in the Consolidated Balance Sheets were:

	September 30,
	2012	2011
	(In millions)
Net current deferred tax assets (classified with prepaid and other assets)	$76.5	$88.1
Net non-current deferred tax liabilities (classified with other liabilities)	(71.6)	(65.2)
Net deferred tax asset	$4.9	$22.9

GAAP requires that a valuation allowance be recorded against a deferred tax asset if it is more likely than not that the tax benefit associated with the asset will not be realized in the future. As shown in the table above, valuation allowances were recorded against $48.4 million and $44.3 million of deferred tax assets as of September 30, 2012 and 2011, respectively. Most of these valuation allowances relate to certain foreign net operating losses, and the remainder relates to certain state net operating losses and a capital loss carryover. Each of these items is explained more fully below.
The Company has elected to treat certain foreign entities as disregarded entities for U.S. tax purposes, which results in their net income or loss being recognized currently in the Company’s U.S. tax return. As such, the tax benefit of net operating losses available for foreign statutory tax purposes has already been recognized for U.S. purposes. Accordingly, a full valuation allowance is required on the tax benefit of these net operating losses on global consolidation. The foreign net operating losses of these foreign disregarded entities were $176.3 million at September 30, 2012, the majority of which have indefinite carryforward periods. The statutory tax benefit of these net operating loss carryovers, and related full valuation allowances thereon, amounted to $46.4 million and $41.5 million for the fiscal years ended September 30, 2012 and 2011, respectively.
Foreign net operating losses of certain controlled foreign corporations were $7.2 million as of September 30, 2012, the majority of which have indefinite carryforward periods. Due to a history of losses in these entities, a full valuation allowance has also been placed against the statutory tax benefit associated with these losses amounting to $1.8 million and $1.2 million at September 30, 2012 and 2011, respectively.
State net operating losses were $31.8 million as of September 30, 2012, with carryforward periods ranging from 5 to 20 years. Any losses not utilized within a specific state’s carryforward period will expire. State net operating loss carryforwards included $0.3 million and $0.4 million of tax benefits relating to Smith & Hawken at September 30, 2012 and 2011, respectively. As these losses may only be used against income of Smith & Hawken, and cannot be used to offset income of the consolidated group, a full valuation allowance has been recorded against this tax asset.

Tax benefits associated with state tax credits will expire if not utilized and amounted to $0.5 million at both September 30, 2012 and 2011. No valuation allowance has been placed against these credits as the Company should fully utilize the credits within their respective carryover periods.
Lastly, with respect to valuation allowances, a $1.2 million valuation allowance was placed against a capital loss carryover during the fiscal year-ended September 30, 2011 related to the Company's minority interest in the stock of Turf-Seed Europe. This capital loss was ultimately utilized against capital gains from the sale of the Company's Global Professional business in the same year. As such, the capital loss and related valuation allowance no longer exist as of September 30, 2012.
Deferred taxes have not been provided on unremitted earnings approximating $144.0 million of certain foreign subsidiaries and foreign corporate joint ventures as such earnings have been indefinitely reinvested. These foreign entities held cash and cash equivalents of $118.6 million and $121.1 million at September 30, 2012 and 2011, respectively. Our current plans do not demonstrate a need to, nor do we have plans to, repatriate the retained earnings from these subsidiaries as the earnings are indefinitely reinvested. However, in the future, if we determine it is necessary to repatriate these funds, or we sell or liquidate any of these subsidiaries, we may be required to pay associated taxes on the repatriation. We may also be required to withhold foreign taxes depending on the foreign jurisdiction from which the funds are repatriated. The effective rate of tax on such repatriations may materially differ from the federal statutory tax rate, thereby having a material impact on tax expense in the year of repatriation; however, the Company cannot reasonably estimate the amount of such a tax event.
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

THE SCOTTS MIRACLE-GRO COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Company had $7.0 million, $8.9 million and $7.8 million of gross unrecognized tax benefits related to uncertain tax positions at September 30, 2012, 2011 and 2010, respectively. Included in the September 30, 2012, 2011 and 2010 balances were $6.9 million, $7.3 million and $6.4 million, respectively, of unrecognized tax benefits that, if recognized, would have an impact on the effective tax rate.
A reconciliation of the unrecognized tax benefits is as follows:

	Year Ended September 30,
	2012	2011	2010
	(In millions)
Balance at beginning of year	$8.9	$7.8	$6.2
Additions for tax positions of the current year	1.0	1.1	2.1
Additions for tax positions of prior years	2.9	1.9	2.4
Reductions for tax positions of the current year	—	—	(0.8)
Reductions for tax positions of prior years	(4.1)	(1.2)	(1.3)
Settlements with tax authorities	(0.5)	(0.6)	—
Expiration of statutes of limitation	(1.2)	(0.1)	(0.8)
Balance at end of year	$7.0	$8.9	$7.8

The Company continues to recognize accrued interest and penalties related to unrecognized tax benefits as a component of the provision for income taxes. As of September 30, 2012, 2011 and 2010, respectively, the Company had $1.8 million, $1.6 million and $1.3 million accrued for the payment of interest that, if recognized, would impact the effective tax rate. As of September 30, 2012, 2011 and 2010, respectively, the Company had $0.8 million, $0.7 million and $0.7 million accrued for the payment of penalties that, if recognized, would impact the effective tax rate. For the year ended September 30, 2012, the Company recognized $0.3 million of tax interest and tax penalties in its statement of operations.
Scotts Miracle-Gro or one of its subsidiaries files income tax returns in the U.S. federal jurisdiction and various state, local and foreign jurisdictions. With few exceptions, which are discussed below, the Company is no longer subject to examinations by these tax authorities for fiscal years prior to 2009. The Company is currently under examination by certain foreign and U.S. state and local tax authorities. Regarding the foreign jurisdictions, audits are currently underway in Austria, Belgium, and Canada. Tax years under audit range from 2008 through 2011. A German audit closed during the fiscal year ended September 30, 2012 without impact on the balance of uncertain tax positions. In regard to the U.S. state and local audits, the tax periods under examinations are limited to fiscal years 1997 through 2009. In addition to these aforementioned audits, certain other tax deficiency notices and refund claims for previous years remain unresolved.
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
Exchange Rate Risk Management
The Company periodically uses foreign currency swap contracts to manage the exchange rate risk associated with intercompany loans with foreign subsidiaries that are denominated in local currencies. At September 30, 2012, the notional amount of outstanding foreign currency swap contracts was $61.8 million, with a negative fair value of $1.0 million. At September 30,

THE SCOTTS MIRACLE-GRO COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

2011, the notional amount of outstanding foreign currency swap contracts was $217.9 million, with a fair value of $2.7 million. The fair value of foreign currency swap contracts is determined based on changes in spot rates. The unrealized loss on the foreign currency swap contracts approximates the unrealized gain on the intercompany loans recognized by the Company’s lending subsidiaries. The contracts will mature over the next fiscal year.
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
At September 30, 2012 and 2011, the Company had outstanding interest rate swap agreements with major financial institutions that effectively converted a portion of the Company’s variable-rate debt to a fixed rate. The swap agreements had a total U.S. dollar equivalent notional amount of $700.0 million and $900.0 million at September 30, 2012 and 2011 respectively. Refer to “NOTE 11. DEBT” for the terms of the swap agreements outstanding at 2012. Included in the AOCI balance at 2012 is a loss of $5.0 million related to interest rate swap agreements that is expected to be reclassified to earnings during the next 12 months, consistent with the timing of the underlying hedged transactions.
Commodity Price Risk Management
The Company had outstanding derivative contracts at September 30, 2012 designed to fix the price of a portion of its projected future urea requirements. The contracts are designated as hedges of the Company’s exposure to future cash flow fluctuations associated with the cost of urea. The objective of the hedges is to mitigate the earnings and cash flow volatility attributable to the risk of changing prices. Unrealized gains or losses in the fair value of these contracts are recorded to the AOCI component of shareholders’ equity. Realized gains or losses remain as a component of AOCI until the related inventory is sold. Upon sale of the underlying inventory, the gain or loss is reclassified to cost of sales. Included in the AOCI balance at September 30, 2012 was a gain of $0.7 million related to urea derivatives that is expected to be reclassified to earnings during the next 12 months, consistent with the timing of the underlying hedged transactions.
Periodically, the Company also uses derivatives to partially mitigate the effect of fluctuating diesel and gasoline costs on operating results. Any such derivatives that do not qualify for hedge accounting treatment in accordance with GAAP are recorded at fair value, with unrealized gains and losses on open contracts and realized gains or losses on settled contracts recorded as an element of cost of sales. Unrealized gains or losses in the fair value of derivative contracts that do qualify for hedge accounting are recorded in accumulated other comprehensive income (expense), except for any ineffective portion of the change in fair value, which is immediately recorded in earnings. For the effective portion of the change in fair value, realized gains or losses remain as a component of AOCI until the related fuel is consumed. Upon consumption of the fuel, the gain or loss is reclassified to cost of sales. Included in the AOCI balance at September 30, 2012 was a gain of $0.1 million related to fuel derivatives that is expected to be reclassified to earnings during the next 12 months, consistent with the timing of the underlying hedged transactions.
The Company had the following outstanding commodity contracts that were entered into to hedge forecasted purchases:

September 30,
	2012	2011
Commodity
Urea	34,500 tons	4,500 tons
Diesel	6,552,000 gallons	3,738,000 gallons
Gasoline	224,000 gallons	217,000 gallons
Heating Oil	5,208,000 gallons	0 gallons

THE SCOTTS MIRACLE-GRO COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Fair Values of Derivative Instruments
The following table summarizes the fair values of the Company’s derivative instruments and the respective lines in which they were recorded in the Consolidated Balance Sheets at September 30:

	Assets / (Liabilities)
		2012	2011
Derivatives Designated As Hedging Instruments	Balance Sheet Location	Fair Value
		(In millions)
Interest rate swap agreements	Other current liabilities	$(8.2)	$(10.7)
	Other liabilities	(20.6)	(17.4)
Commodity hedging instruments	Prepaid and other assets	1.0	0.1
	Other current liabilities	—	(0.3)
Total derivatives designated as hedging instruments		$(27.8)	$(28.3)

Derivatives Not Designated As Hedging Instruments	Balance Sheet Location
Foreign currency swap contracts	Prepaid and other assets	$—	$2.7
	Other current liabilities	(1.0)	—
Commodity hedging instruments	Prepaid and other assets	1.0	—
	Other current liabilities	—	(0.5)
Total derivatives not designated as hedging instruments		$—	$2.2
Total derivatives		$(27.8)	$(26.1)
The effect of derivative instruments on AOCI and the Consolidated Statements of Operations for the year ended September 30 was as follows:

	Amount of Gain/(Loss) Recognized in AOCI
Derivatives in Cash Flow Hedging Relationships	2012	2011
	(In millions)
Interest rate swap agreements	$(10.9)	$(14.5)
Commodity hedging instruments	1.6	1.5
Total	$(9.3)	$(13.0)

	Reclassified From AOCI Into	Amount of Gain/(Loss)
Derivatives in Cash Flow Hedging Relationships	Statement of Operations	2012	2011
		(In millions)
Interest rate swap agreements	Interest expense	$(10.0)	$(12.6)
Commodity hedging instruments	Cost of sales	1.6	2.6
Total		$(8.4)	$(10.0)

		Amount of Gain/(Loss)
Derivatives not Designated As Hedging Instruments	Recognized in Statement of Operations	2012	2011
		(In millions)
Foreign currency swap contracts	Interest expense	$(6.6)	$6.1
Commodity hedging instruments	Cost of sales	2.3	1.5
Total		$(4.3)	$7.6

THE SCOTTS MIRACLE-GRO COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

THE SCOTTS MIRACLE-GRO COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table presents the Company’s financial assets and liabilities measured at fair value on a recurring basis at September 30, 2012:

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Unobservable Inputs (Level 3)	Total
	(In millions)
Assets
Cash equivalents	$41.1	$—	$—	$41.1
Derivatives
Commodity hedging instruments	—	2.0	—	2.0
Other	6.4	—	—	6.4
Total	$47.5	$2.0	$—	$49.5
Liabilities
Derivatives
Interest rate swap agreements	$—	$(28.8)	$—	$(28.8)
Foreign currency swap contracts	—	(1.0)	—	(1.0)
Total	$—	$(29.8)	$—	$(29.8)

The following presents the Company’s non-financial assets and liabilities measured at fair value on a non-recurring basis at September 30, 2012 and describes the valuation methodologies used for non-financial assets and liabilities measured at fair value, as well as the general classification within the valuation hierarchy:

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Unobservable Inputs (Level 3)	Total Losses
	(In millions)
Assets of MAT 28	$—	$—	$1.2	$5.3

Certain property, plant and equipment and other assets were written down to their fair value, resulting in an impairment charge of $5.3 million, which was included in earnings for the period. The value of the property, plant and equipment was determined using the market approach, which is a valuation technique based on what other purchasers and sellers in the market have agreed to as prices for comparable assets, adjusted for such factors as age, condition and location of the respective assets being valued. The intangible asset was determined to be fully impaired based on the estimated future cash flows associated with this active ingredient in relation its carrying value.

THE SCOTTS MIRACLE-GRO COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table presents the Company’s financial assets and liabilities measured at fair value on a recurring basis at September 30, 2011:

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Unobservable Inputs (Level 3)	Total
	(In millions)
Assets
Cash equivalents	$83.6	$—	$—	$83.6
Derivatives
Commodity hedging instruments	—	0.1	—	0.1
Foreign currency swap contracts	—	2.7	—	2.7
Other	6.3	—	—	6.3
Total	$89.9	$2.8	$—	$92.7
Liabilities
Derivatives
Interest rate swap agreements	$—	$(28.1)	$—	$(28.1)
Commodity hedging instruments	—	(0.8)	—	(0.8)
Total	$—	$(28.9)	$—	$(28.9)

The following presents the Company’s non-financial assets and liabilities measured at fair value on a non-recurring basis at September 30, 2011 and describes the valuation methodologies used for non-financial assets and liabilities measured at fair value, as well as the general classification within the valuation hierarchy:

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Unobservable Inputs (Level 3)	Total Losses
	(In millions)
Assets of Wild Bird Food	$—	$—	$4.8	$26.2
Other tradenames	—	—	2.9	2.3

Certain property, plant and equipment, tradenames, goodwill and other long-lived assets were written down to their fair value, resulting in an impairment charge of 28.5 million, which was included in earnings for the period. The value of the property, plant and equipment was determined using the cost approach, which is a valuation technique based on the amounts that currently would be required to replace the service capacity of the respective assets (often referred to as current replacement cost). The value of the tradenames was determined using a royalty savings methodology similar to that employed when the associated businesses were acquired but using updated estimates of sales, cash flow and profitability. The value of the goodwill was determined under the income-based approach utilizing discounted cash flows and assumptions the Company believes marketplace participants would utilize.

THE SCOTTS MIRACLE-GRO COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 17. OPERATING LEASES
The Company leases certain property and equipment from third parties under various non-cancelable operating lease agreements. Certain lease agreements contain renewal and purchase options. The lease agreements generally require that the Company pay taxes, insurance and maintenance expenses related to the leased assets. Future minimum lease payments for non-cancelable operating leases at September 30, 2012, were as follows (in millions):

2013	$50.8
2014	42.0
2015	41.3
2016	29.3
2017	22.8
Thereafter	44.1
Total future minimum lease payments	$230.3

The Company also leases certain vehicles (primarily cars and light trucks) under agreements that are cancelable after the first year, but typically continue on a month-to-month basis until canceled by the Company. The vehicle leases and certain other non-cancelable operating leases contain residual value guarantees that create a contingent obligation on the part of the Company to compensate the lessor if the leased asset cannot be sold for an amount in excess of a specified minimum value at the conclusion of the lease term. If all such vehicle leases had been canceled as of September 30, 2012, the Company’s residual value guarantee would have approximated $7.2 million.
Other residual value guarantee amounts that apply at the conclusion of non-cancelable lease terms are as follows:

	Amount of Guarantee	Lease Termination Date
	(In millions)
Scotts LawnService® vehicles	$1.7	2013
Corporate aircraft	$14.9	2013

Rent expense for fiscal 2012, fiscal 2011 and fiscal 2010 totaled $69.0 million, $67.2 million and $65.3 million, respectively.

NOTE 18. COMMITMENTS
The Company has the following unconditional purchase obligations due during each of the next five fiscal years that have not been recognized on the Consolidated Balance Sheet at September 30, 2012 (in millions):

2013	$93.7
2014	47.5
2015	32.4
2016	22.5
2017	5.6
Thereafter	8.7
$210.4

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

THE SCOTTS MIRACLE-GRO COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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
Regulatory Matters
At September 30, 2012, $4.9 million was accrued in the “Other liabilities” line in the Consolidated Balance Sheet for compliance-related environmental actions, the majority of which is for site remediation. The amounts accrued are believed to be adequate to cover such known environmental exposures based on current facts and estimates of likely outcomes. Although it is reasonably possible that the costs to resolve such known environmental exposures will exceed the amounts accrued, any variation from accrued amounts is not expected to be material.
Other
The Company has been named as a defendant in a number of cases alleging injuries that the lawsuits claim resulted from exposure to asbestos-containing products, apparently based on the Company’s historic use of vermiculite in certain of its products. In many of these cases, the complaints are not specific about the plaintiffs’ contacts with the Company or its products. None of the cases seek damages from the Company alone. The Company believes that the claims against it are without merit and is vigorously defending against them. It is not currently possible to reasonably estimate a probable loss, if any, associated with these cases and, accordingly, no reserves have been recorded in the Company’s Consolidated Financial Statements. The Company is reviewing agreements and policies that may provide insurance coverage or indemnity as to these claims and is pursuing coverage under some of these agreements and policies, although there can be no assurance of the results of these efforts. There can be no assurance that these cases, whether as a result of adverse outcomes or as a result of significant defense costs, will not have a material effect on the Company’s financial condition, results of operations or cash flows.
As noted in the discussion in "ITEM 1. BUSINESS - Regulatory Considerations" of this Annual Report on Form 10-K, we have been named as a defendant in four putative class actions associated with the Company's sale of wild bird food, which have now been consolidated in one action.
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

	2012	2011
Due from customers geographically located in North America	76%	77%
Applicable to the Global Consumer business	89%	89%
Applicable primarily to Scotts LawnService®	11%	11%
Top 3 customers as a percent of total North America Consumer accounts receivable	76%	69%

The remainder of the Company’s accounts receivable at September 30, 2012 and 2011 were generated from customers located outside of North America, primarily retailers, distributors and nurseries in Europe. No concentrations of these customers

THE SCOTTS MIRACLE-GRO COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

or individual customers within this group accounted for more than 10% of the Company’s accounts receivable at either balance sheet date.
The Company’s three largest customers are reported within the Global Consumer segment and are the only customers that individually represent more than 10% of reported consolidated net sales for each of the last three fiscal years. These three customers accounted for the following percentages of consolidated net sales for the fiscal years ended September 30:

	Home Depot	Lowe's	Wal-mart
2012	32.2%	18.4%	14.7%
2011	29.7%	18.0%	13.0%
2010	29.9%	18.0%	15.8%

NOTE 21. OTHER INCOME, NET
Other (income) expense consisted of the following:

	Year Ended September 30,
	2012	2011	2010
	(In millions)
Royalty income, net	$(4.9)	$(4.3)	$(4.1)
Gain from peat transaction	—	—	(0.9)
Franchise fees	(0.3)	(0.3)	(0.5)
Foreign currency losses	(0.7)	1.4	0.3
Other	3.0	2.3	(0.4)
Total	$(2.9)	$(0.9)	$(5.6)

NOTE 22. SEGMENT INFORMATION
The Company divides its business into the following segments—Global Consumer and Scotts LawnService®. This division of reportable segments is consistent with how the segments report to and are managed by the chief operating decision maker of the Company. The Company has made reclassifications to prior period segment amounts as a result of the change in internal organization structure associated with the disposal of the Company's professional seed business, which is now reported in discontinued operations. For additional information regarding the sale, refer to “NOTE 2. DISCONTINUED OPERATIONS.”
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
Segment performance is evaluated based on several factors, including income from continuing operations before amortization, product registration and recall costs, and impairment, restructuring and other charges, which is not a GAAP measure. Senior management of the Company uses this measure of operating profit to evaluate segment performance because the Company believes this measure is the most indicative of performance trends and the overall earnings potential of each segment. Total assets reported for the Company’s operating segments include the intangible assets for the acquired businesses within those segments. The accounting policies of the segments are the same as those described in the “NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES.”
Corporate & Other consists of the Company’s revenues and expenses associated with the Company’s supply agreements with ICL and the amortization related to the Roundup® Marketing Agreement, as well as corporate, general and administrative expenses and certain other income/expense items not allocated to the business segments. Corporate & Other assets primarily

THE SCOTTS MIRACLE-GRO COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

include deferred financing and debt issuance costs and corporate intangible assets, as well as deferred tax assets.
The following table presents summarized financial information concerning the Company’s reportable segments:

	Year Ended September 30,
	2012	2011	2010
	(In millions)
Net sales:
Global Consumer	$2,539.2	$2,533.2	$2,649.7
Scotts LawnService®	245.8	235.6	224.1
Segment total	2,785.0	2,768.8	2,873.8
Corporate & Other	41.1	30.9	(0.8)
Consolidated	$2,826.1	$2,799.7	$2,873.0
Income from continuing operations before income taxes:
Global Consumer	$338.3	$425.0	$490.1
Scotts LawnService®	27.0	25.9	21.0
Segment total	365.3	450.9	511.1
Corporate & Other	(96.3)	(95.0)	(99.6)
Intangible asset amortization	(10.1)	(10.6)	(9.9)
Product registration and recall matters	(8.2)	(14.6)	(8.7)
Impairment, restructuring and other charges	(7.1)	(55.9)	(18.5)
Costs related to refinancing	—	(1.2)	—
Interest expense	(61.8)	(51.0)	(43.2)
Consolidated	$181.8	$222.6	$331.2
Depreciation and amortization:
Global Consumer	$44.2	$43.6	$41.0
Scotts LawnService®	4.1	3.4	3.8
Corporate & Other	14.1	13.8	11.9
	$62.4	$60.8	$56.7
Capital expenditures:
Global Consumer	$64.6	$59.0	$72.2
Scotts LawnService®	1.9	3.0	1.5
Corporate & Other	2.9	8.1	9.2
	$69.4	$70.1	$82.9

	September 30,
	2012	2011
	(In millions)
Total assets:
Global Consumer	$1,676.4	$1,552.4
Scotts LawnService®	181.5	184.3
Corporate & Other	216.5	315.5
	$2,074.4	$2,052.2

THE SCOTTS MIRACLE-GRO COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table presents net sales by product category for the Global Consumer segment:

	Year Ended September 30,
	2012	2011	2010
Net sales:
Lawn care	34%	34%	35%
Growing media	33	31	29
Home protection	14	13	14
Roundup® Marketing Agreement	6	5	5
Wild bird food	2	3	3
Other, primarily gardening and landscape	11	14	14
Segment total product sales	100%	100%	100%

The following table presents net sales and long-lived assets (property, plant and equipment and finite-lived intangibles) by geographic area:

	Year Ended September 30,
	2012	2011	2010
	(In millions)
Net sales:
United States	$2,340.9	$2,294.4	$2,400.5
International	485.2	505.3	472.5
	$2,826.1	$2,799.7	$2,873.0
Long-lived assets:
United States	$432.0	$411.3	$404.4
International	70.2	69.8	73.6
	$502.2	$481.1	$478.0

THE SCOTTS MIRACLE-GRO COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 23. QUARTERLY CONSOLIDATED FINANCIAL INFORMATION (UNAUDITED)
The following is a summary of the unaudited quarterly results of operations.

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Full Year
	(In millions, except per share data)
FISCAL 2012
Net sales	$199.6	$1,170.4	$1,054.9	$401.2	$2,826.1
Gross profit	25.6	461.7	369.0	105.0	961.3
Income (loss) from continuing operations	(73.1)	126.5	96.4	(36.6)	113.2
Income (loss) from discontinued operations	(0.8)	0.7	(3.1)	(3.5)	(6.7)
Net income (loss)	(73.9)	127.2	93.3	(40.1)	106.5
Basic income (loss) per common share:
Income (loss) from continuing operations	$(1.20)	$2.08	$1.58	$(0.60)	$1.86
Income (loss) from discontinued operations, net of tax	(0.01)	0.01	(0.05)	(0.06)	(0.11)
Basic net income (loss) per common share	$(1.21)	$2.09	$1.53	$(0.66)	$1.75
Common shares used in basic EPS calculation	60.9	60.9	61.1	61.2	61.0
Diluted income (loss) per common share:
Income (loss) from continuing operations	$(1.20)	$2.04	$1.55	$(0.60)	$1.82
Income (loss) from discontinued operations, net of tax	(0.01)	0.01	(0.05)	(0.06)	(0.11)
Diluted net income (loss) per common share	$(1.21)	$2.05	$1.50	$(0.66)	$1.71
Common shares and dilutive potential common shares used in diluted EPS calculation	60.9	62.0	62.2	61.2	62.1
FISCAL 2011
Net sales	$225.7	$1,122.9	$1,048.0	$403.1	$2,799.7
Gross profit	49.8	463.8	400.1	95.5	1,009.2
Income (loss) from continuing operations	(65.9)	149.4	118.4	(62.0)	139.9
Income (loss) from discontinued operations, net of tax	(2.0)	28.2	(6.8)	8.6	28.0
Net income (loss)	(67.9)	177.6	111.6	(53.4)	167.9
Basic income (loss) per common share:
Income (loss) from continuing operations	$(0.99)	$2.27	$1.84	$(1.00)	$2.16
Income (loss) from discontinued operations	(0.03)	0.43	(0.11)	0.14	0.44
Basic net income (loss) per common share	$(1.02)	$2.70	$1.73	$(0.86)	$2.60
Common shares used in basic EPS calculation	66.3	65.8	64.5	62.0	64.7
Diluted income (loss) per common share:
Income (loss) from continuing operations	$(0.99)	$2.21	$1.79	$(1.00)	$2.11
Income (loss) from discontinued operations	(0.03)	0.42	(0.10)	0.14	0.43
Diluted net income (loss) per common share	$(1.02)	$2.63	$1.69	$(0.86)	$2.54
Common shares and dilutive potential common shares used in diluted EPS calculation	66.3	67.6	66.2	62.0	66.2

Common share equivalents, such as share-based awards, are excluded from the diluted loss per common share calculation in periods where there is a loss from continuing operations because the effect of their inclusion would be anti-dilutive. The Company’s business is highly seasonal, with approximately 75% of net sales occurring in the second and third fiscal quarters.
Unusual items during fiscal 2012 consisted of product registration and recall charges and impairment, restructuring and other charges. These items are reflected in the quarterly financial information as follows: first quarter product registration and recall charges of $0.3 million and impairment, restructuring and other charges of $2.5 million; second quarter product registration and recall charges of $3.5 million and impairment, restructuring and other charges of $5.0 million; third quarter product registration

THE SCOTTS MIRACLE-GRO COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

and recall charges of $4.0 million and an adjustment to impairment, restructuring and other charges of $(0.4) million; and fourth quarter product registration and recall charges of $0.4 million. In the fourth quarter of fiscal year 2012, the Company completed the wind down of the Company's professional seed business. As a result, effective in its fourth quarter of fiscal 2012, the Company classified its results of operations for all periods presented to reflect the professional seed business as a discontinued operation. The Company recorded restructuring and other charges of $0.1 million and $3.4 million in fiscal 2012 and fiscal 2011, respectively related to termination benefits provided to employees and other restructuring charges. The company also recorded a $0.5 million impairment charge related to the investment in Turf-Seed (Europe) Limited in fiscal 2012.In addition, in the third quarter of fiscal 2012, the Company recorded an adjustment of $1.7 million as a change in estimate on the tax due on the sale of Global Pro.
Unusual items during fiscal 2011 consisted of impairment and product registration and recall charges. These items are reflected in the quarterly financial information as follows: first quarter product registration and recall charges of $1.7 million; second quarter product registration and recall charges of $2.5 million; third quarter product registration and recall charges of $6.8 million and impairment, restructuring and other charges of $3.6 million; and fourth quarter product registration and recall charges of $3.6 million and impairment, restructuring and other charges of $52.3 million. Unusual items in discontinued operations consisted of the sale of Global Pro to ICL for $270.9 million, net proceeds or $253.6 million after transaction costs. Results from discontinued operations for fiscal 2011 include an after-tax gain on the sale of Global Pro of $39.5 million, During the fourth quarter of 2011, an out-of-period adjustment of approximately $13.6 million was recorded to correct the tax provision recognized for discontinued operations in the second quarter of 2011.

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
The following information presents condensed, consolidating Statements of Operations and Statements of Cash Flows for each of the three years ended September 30, 2012, and condensed, consolidating Balance Sheets as of September 30, 2012 and 2011. The consolidating financial information presents, in separate columns, financial information for: Scotts Miracle-Gro on a Parent-only basis, carrying its investment in subsidiaries under the equity method; Guarantors on a combined basis, carrying investments in subsidiaries which do not guarantee the debt (collectively, the “Non-Guarantors”) under the equity method; Non-Guarantors on a combined basis; and eliminating entries. The eliminating entries primarily reflect intercompany transactions, such as interest expense, accounts receivable and payable, short and long-term debt, and the elimination of equity investments and income in subsidiaries. Because the Parent is obligated to pay the unpaid principal amount and interest on all amounts borrowed by the Guarantors or Non-Guarantors under the credit facility (and was obligated to pay the unpaid principal amount and interest on all amounts borrowed by the Guarantors and Non-Guarantors under the previous senior secured five-year revolving loan facility), the borrowings and related interest expense for the loans outstanding of the Guarantors and Non-Guarantors are also presented in the accompanying Parent-only financial information, and are then eliminated.

THE SCOTTS MIRACLE-GRO COMPANY
Condensed, Consolidating Statement of Operations
for the fiscal year ended September 30, 2012
(in millions)

	Parent	Subsidiary Guarantors	Non- Guarantors	Eliminations	Consolidated
Net sales	$—	$2,320.9	$505.2	$—	$2,826.1
Cost of sales	—	1,511.2	353.2	—	1,864.4
Cost of sales - impairment, restructuring and other charges	—	—	—	—	—
Cost of sales - product registration and recall matters	—	0.4	—	—	0.4
Gross profit	—	809.3	152.0	—	961.3
Operating expenses:
Selling, general and administrative	—	553.4	152.3	—	705.7
Impairment, restructuring and other charges	—	7.9	(0.8)	—	7.1
Product registration and recall matters	—	7.8	—	—	7.8
Other income, net	—	(1.1)	(1.8)	—	(2.9)
Income from operations	—	241.3	2.3	—	243.6
Equity income in subsidiaries	(126.4)	1.3	—	125.1	—
Other non-operating income	(24.5)	—	—	24.5	—
Interest expense	56.5	25.4	4.4	(24.5)	61.8
Income (loss) from continuing operations before income taxes	94.4	214.6	(2.1)	(125.1)	181.8
Income tax (benefit) expense from continuing operations	(12.1)	81.5	(0.8)	—	68.6
Income from continuing operations	106.5	133.1	(1.3)	(125.1)	113.2
Loss from discontinued operations, net of tax	—	(6.7)	—	—	(6.7)
Net income (loss)	$106.5	$126.4	$(1.3)	$(125.1)	$106.5

THE SCOTTS MIRACLE-GRO COMPANY
Condensed, Consolidating Statement of Cash Flows
for the fiscal year ended September 30, 2012
(in millions)

	Parent	Subsidiary Guarantors	Non- Guarantors	Eliminations	Consolidated
NET CASH (USED IN) PROVIDED BY OPERATING ACTIVITIES	$(20.0)	$162.4	$11.0	$—	$153.4
INVESTING ACTIVITIES
Proceeds from sale of long-lived assets	—	0.7	—	—	0.7
Investments in property, plant and equipment	—	(54.5)	(14.9)	—	(69.4)
Investments in acquired businesses, net of cash acquired	—	(6.7)	(0.3)	—	(7.0)
Net cash used in investing activities	—	(60.5)	(15.2)	—	(75.7)
FINANCING ACTIVITIES
Borrowings under revolving and bank lines of credit and term loans	—	853.4	830.6	—	1,684.0
Repayments under revolving and bank lines of credit and term loans	—	(1,016.2)	(678.4)	—	(1,694.6)
Dividends paid	(75.4)	—	—	—	(75.4)
Purchase of common shares	(17.5)	—	—	—	(17.5)
Excess tax benefits from share-based payment arrangements	—	6.6	—	—	6.6
Cash received from exercise of stock options	17.6	—	—	—	17.6
Intercompany financing	95.3	52.6	(147.9)	—	—
Net cash provided by (used in) financing activities	20.0	(103.6)	4.3	—	(79.3)
Effect of exchange rate changes on cash	—	—	2.6	—	2.6
Net increase in cash and cash equivalents	—	(1.7)	2.7	—	1.0
Cash and cash equivalents at beginning of year	—	4.3	126.6	—	130.9
Cash and cash equivalents at end of year	$—	$2.6	$129.3	$—	$131.9

THE SCOTTS MIRACLE-GRO COMPANY
Condensed, Consolidating Balance Sheet
As of September 30, 2012
(in millions)

	Parent	Subsidiary Guarantors	Non- Guarantors	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$—	$2.6	$129.3	$—	$131.9
Accounts receivable, net	—	248.4	82.5	—	330.9
Inventories	—	332.1	82.8	—	414.9
Prepaid and other current assets	—	88.5	33.8	—	122.3
Total current assets	—	671.6	328.4	—	1,000.0
Property, plant and equipment, net	—	368.2	59.2	—	427.4
Goodwill	—	308.7	0.7	—	309.4
Intangible assets, net	—	264.2	42.9	—	307.1
Other assets	29.8	11.2	32.8	(43.3)	30.5
Equity investment in subsidiaries	828.5	—	—	(828.5)	—
Intercompany assets	556.6	—	—	(556.6)	—
Total assets	$1,414.9	$1,623.9	$464.0	$(1,428.4)	$2,074.4
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current portion of debt	$—	$1.2	$0.3	$—	$1.5
Accounts payable	—	105.4	46.9	—	152.3
Other current liabilities	15.9	177.4	86.5	—	279.8
Total current liabilities	15.9	284.0	133.7	—	433.6
Long-term debt	777.1	99.8	281.3	(377.1)	781.1
Other liabilities	20.0	227.2	54.0	(43.4)	257.8
Equity investment in subsidiaries	—	303.7	—	(303.7)	—
Intercompany liabilities	—	50.9	128.5	(179.4)	—
Total liabilities	813.0	965.6	597.5	(903.6)	1,472.5
Total shareholders’ equity	601.9	658.3	(133.5)	(524.8)	601.9
Total liabilities and shareholders’ equity	$1,414.9	$1,623.9	$464.0	$(1,428.4)	$2,074.4

THE SCOTTS MIRACLE-GRO COMPANY
Condensed, Consolidating Statement of Operations
for the fiscal year ended September 30, 2011
(in millions)

	Parent	Subsidiary Guarantors	Non- Guarantors	Eliminations	Consolidated
Net sales	$—	$2,276.6	$523.1	$—	$2,799.7
Cost of sales	—	1,422.9	346.1	—	1,769.0
Cost of sales - impairment, restructuring and other charges	—	17.3	1.0	—	18.3
Cost of sales - product registration and recall matters	—	3.2	—	—	3.2
Gross profit	—	833.2	176.0	—	1,009.2
Operating expenses:
Selling, general and administrative	—	523.9	162.4	—	686.3
Impairment, restructuring and other charges	—	34.1	3.5	—	37.6
Product registration and recall matters	—	11.4	—	—	11.4
Other income, net	—	(0.5)	(0.4)	—	(0.9)
Income from operations	—	264.3	10.5	—	274.8
Equity income in subsidiaries	(186.8)	(41.6)	—	228.4	—
Other non-operating income	(19.4)	—	—	19.4	—
Costs related to refinancing	1.2	—	—	—	1.2
Interest expense	48.1	20.0	2.3	(19.4)	51.0
Income from continuing operations before income taxes	156.9	285.9	8.2	(228.4)	222.6
Income tax (benefit) expense from continuing operations	(11.0)	90.6	3.1	—	82.7
Income from continuing operations	167.9	195.3	5.1	(228.4)	139.9
Income (loss) from discontinued operations, net of tax	—	(8.5)	36.5	—	28.0
Net income	$167.9	$186.8	$41.6	$(228.4)	$167.9

THE SCOTTS MIRACLE-GRO COMPANY
Condensed, Consolidating Statement of Cash Flows
for the fiscal year ended September 30, 2011
(in millions)

	Parent	Subsidiary Guarantors	Non- Guarantors	Eliminations	Consolidated
NET CASH (USED IN) PROVIDED BY OPERATING ACTIVITIES	$(10.5)	$84.0	$48.6	$—	$122.1
INVESTING ACTIVITIES
Proceeds from sale of long-lived assets	—	0.2	—	—	0.2
Proceeds from sale of business, net of transaction costs	—	158.7	94.9	—	253.6
Investments in property, plant and equipment	—	(64.5)	(8.2)	—	(72.7)
Contingent consideration and related payments	—	(20.0)	—	—	(20.0)
Investments in acquired businesses, net of cash acquired	—	(7.6)	—	—	(7.6)
Net cash provided by investing activities	—	66.8	86.7	—	153.5
FINANCING ACTIVITIES
Borrowings under revolving and bank lines of credit and term loans	—	908.2	701.9	—	1,610.1
Repayments under revolving and bank lines of credit and term loans	(302.4)	(660.8)	(668.9)	—	(1,632.1)
Proceeds from issuance of Senior Notes	200.0	—	—	—	200.0
Financing and issuance fees	(18.9)	—	—	—	(18.9)
Dividends paid	(67.9)	—	—	—	(67.9)
Purchase of common shares	(358.7)	—	—	—	(358.7)
Payments on seller notes	—	(0.3)	—	—	(0.3)
Excess tax benefits from share-based payment arrangements	—	5.6	—	—	5.6
Cash received from exercise of stock options	31.5	—	—	—	31.5
Intercompany financing	526.9	(404.3)	(122.6)	—	—
Net cash provided by (used in) financing activities	10.5	(151.6)	(89.6)	—	(230.7)
Effect of exchange rate changes on cash	—	—	(2.1)	—	(2.1)
Net increase (decrease) in cash and cash equivalents	—	(0.8)	43.6	—	42.8
Cash and cash equivalents at beginning of year	—	5.1	83.0	—	88.1
Cash and cash equivalents at end of year	$—	$4.3	$126.6	$—	$130.9

THE SCOTTS MIRACLE-GRO COMPANY
Condensed, Consolidating Balance Sheet
As of September 30, 2011
(in millions)

	Parent	Subsidiary Guarantors	Non- Guarantors	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$—	$4.3	$126.6	$—	$130.9
Accounts receivable, net	—	248.2	75.3	—	323.5
Inventories	—	313.7	73.3	—	387.0
Prepaid and other current assets	—	107.9	43.2	—	151.1
Total current assets	—	674.1	318.4	—	992.5
Property, plant and equipment, net	—	347.3	47.4	—	394.7
Goodwill	—	308.4	0.7	—	309.1
Intangible assets, net	—	270.3	49.3	—	319.6
Other assets	33.1	13.3	27.6	(37.7)	36.3
Equity investment in subsidiaries	794.3	—	—	(794.3)	—
Intercompany assets	553.7	115.4	—	(669.1)	—
Total assets	$1,381.1	$1,728.8	$443.4	$(1,501.1)	$2,052.2
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current portion of debt	$—	$2.8	$0.4	$—	$3.2
Accounts payable	—	103.9	46.1	—	150.0
Other current liabilities	17.2	202.5	95.7	—	315.4
Total current liabilities	17.2	309.2	142.2	—	468.6
Long-term debt	787.2	261.3	130.5	(387.2)	791.8
Other liabilities	16.9	205.6	47.2	(37.7)	232.0
Equity investment in subsidiaries	—	328.7	—	(328.7)	—
Intercompany liabilities	—	—	281.9	(281.9)	—
Total liabilities	821.3	1,104.8	601.8	(1,035.5)	1,492.4
Total shareholders’ equity	559.8	624.0	(158.4)	(465.6)	559.8
Total liabilities and shareholders’ equity	$1,381.1	$1,728.8	$443.4	$(1,501.1)	$2,052.2

THE SCOTTS MIRACLE-GRO COMPANY
Condensed, Consolidating Statement of Operations
for the fiscal year ended September 30, 2010
(in millions)

	Parent	Subsidiary Guarantors	Non- Guarantors	Eliminations	Consolidated
Net sales	$—	$2,404.2	$468.8	$—	$2,873.0
Cost of sales	—	1,468.1	316.3	—	1,784.4
Cost of sales — product registration and recall matters	—	3.0	—	—	3.0
	—	933.1	152.5	—	1,085.6
Operating expenses:
Selling, general and administrative	—	574.2	118.4	—	692.6
Impairment, restructuring and other charges	—	18.2	0.3	—	18.5
Product registration and recall matters	—	5.7	—	—	5.7
Other income, net	—	(4.7)	(0.9)	—	(5.6)
Income from operations	—	339.7	34.7	—	374.4
Equity income in subsidiaries	(212.5)	(21.9)	—	234.4	—
Other non-operating income	(24.0)	—	—	24.0	—
Interest expense	37.7	24.8	4.7	(24.0)	43.2
Income from continuing operations before income taxes	198.8	336.8	30.0	(234.4)	331.2
Income tax (benefit) expense from continuing operations	(5.3)	117.1	11.7	—	123.5
Income from continuing operations	204.1	219.7	18.3	(234.4)	207.7
Income (loss) from discontinued operations, net of tax	—	(7.2)	3.6	—	(3.6)
Net income	$204.1	$212.5	$21.9	$(234.4)	$204.1

THE SCOTTS MIRACLE-GRO COMPANY
Condensed, Consolidating Statement of Cash Flows
for the fiscal year ended September 30, 2010
(in millions)

	Parent	Subsidiary Guarantors	Non- Guarantors	Eliminations	Consolidated
NET CASH (USED IN) PROVIDED BY OPERATING ACTIVITIES	$(5.2)	$272.2	$28.9	$—	$295.9
INVESTING ACTIVITIES
Proceeds from sale of long-lived assets	—	5.8	18.7	—	24.5
Investments in property, plant and equipment	—	(74.5)	(8.9)	—	(83.4)
Net cash provided by (used in) investing activities	—	(68.7)	9.8	—	(58.9)
FINANCING ACTIVITIES
Borrowings under revolving and bank lines of credit and term loans	—	593.5	427.9	—	1,021.4
Repayments under revolving and bank lines of credit and term loans	—	(851.6)	(539.8)	—	(1,391.4)
Proceeds from issuance of Senior Notes, net of discount	198.5	—	—	—	198.5
Financing and issuance fees	(5.5)	—	—	—	(5.5)
Dividends paid	(42.6)	—	—	—	(42.6)
Purchase of common shares	(25.0)	—	—	—	(25.0)
Payments on seller notes	—	(0.6)	—	—	(0.6)
Excess tax benefits from share-based payment arrangements	—	6.4	—	—	6.4
Cash received from exercise of stock options	22.5	—	—	—	22.5
Intercompany financing	(142.7)	47.4	95.3	—	—
Net cash provided by (used in) financing activities	5.2	(204.9)	(16.6)	—	(216.3)
Effect of exchange rate changes on cash	—	—	(3.2)	—	(3.2)
Net (decrease) increase in cash and cash equivalents	—	(1.4)	18.9	—	17.5
Cash and cash equivalents at beginning of year	—	6.5	64.1	—	70.6
Cash and cash equivalents at end of year	$—	$5.1	$83.0	$—	$88.1

Schedule II—Valuation and Qualifying Accounts
for the fiscal year ended September 30, 2012

Column A	Column B	Column C	Column D	Column E	Column F
Classification	Balance at Beginning of Period	Reserves Acquired	Additions Charged to Expense	Deductions Credited and Write-Offs	Balance at End of Period
	(In millions)
Valuation and qualifying accounts deducted from the assets to which they apply:
Allowance for doubtful accounts	$12.9	$—	$19.1	$(21.5)	$10.5
Income tax valuation allowance	44.3	—	(0.6)	4.7	48.4

Schedule II—Valuation and Qualifying Accounts
for the fiscal year ended September 30, 2011

Column A	Column B	Column C	Column D	Column E	Column F
Classification	Balance at Beginning of Period	Reserves Acquired	Additions Charged to Expense	Deductions Credited and Write-Offs	Balance at End of Period
	(In millions)
Valuation and qualifying accounts deducted from the assets to which they apply:
Allowance for doubtful accounts	$7.7	$0.1	$9.5	$(4.4)	$12.9
Income tax valuation allowance	42.3	—	(2.0)	4.0	44.3

Schedule II—Valuation and Qualifying Accounts
for the fiscal year ended September 30, 2010

Column A	Column B	Column C	Column D	Column E	Column F
Classification	Balance at Beginning of Period	Reserves Acquired	Additions Charged to Expense	Deductions Credited and Write-Offs	Balance at End of Period
	(In millions)
Valuation and qualifying accounts deducted from the assets to which they apply:
Allowance for doubtful accounts	$7.5	$—	$4.6	$(4.4)	$7.7
Income tax valuation allowance	43.1	—	0.5	(1.3)	42.3

The Scotts Miracle-Gro Company
Index to Exhibits

Exhibit No.	Description	Location
3.1(a)	Initial Articles of Incorporation of The Scotts Miracle-Gro Company as filed with the Ohio Secretary of State on November 22, 2004	Incorporated herein by reference to the Current Report on Form 8-K of The Scotts Miracle-Gro Company, (the “Registrant”) filed March 24, 2005 (File No. 1-11593) [Exhibit 3.1]

3.1(b)	Certificate of Amendment by Shareholders to Articles of Incorporation of The Scotts Miracle-Gro Company as filed with the Ohio Secretary of State on March 18, 2005	Incorporated herein by reference to the Registrant’s Current Report on Form 8-K filed March 24, 2005 (File No. 1-11593) [Exhibit 3.2]

3.2	Code of Regulations of The Scotts Miracle-Gro Company	Incorporated herein by reference to the Registrant’s Current Report on Form 8-K filed March 24, 2005 (File No. 1-11593) [Exhibit 3.3]

4.1(a)	Indenture, dated January 14, 2010, among The Scotts Miracle-Gro Company, the guarantors from time to time party thereto and U.S. Bank National Association, as trustee	Incorporated herein by reference to the Registrant’s Current Report on Form 8-K filed January 14, 2010 (File No. 1-11593) [Exhibit 4.1]

4.1(b)	First Supplemental Indenture, dated January 14, 2010, among The Scotts Miracle-Gro Company, the subsidiary guarantors named therein and U.S. Bank National Association, as trustee	Incorporated herein by reference to the Registrant’s Current Report on Form 8-K filed January 14, 2010 (File No. 1-11593) [Exhibit 4.2]

4.1(c)	Second Supplemental Indenture, dated September 28, 2011, among The Scotts Miracle-Gro Company, the subsidiary guarantors named therein and U.S. Bank National Association, as trustee	Incorporated herein by reference to the Registrant's Annual Report on Form 10-K for the fiscal year ended September 30, 2011 (File No. 1-11593) [Exhibit 4.1(c)]

4.1(d)	Form of 7.25% Senior Notes due 2018	Incorporated herein by reference to the Registrant’s Current Report on Form 8-K filed January 14, 2010 (File No. 1-11593) [Included in Exhibit 4.2]

4.2(a)	Indenture, dated as of December 16, 2010, by and among The Scotts Miracle-Gro Company, the Guarantors (as defined therein) and U.S. Bank National Association, as trustee	Incorporated herein by reference to the Registrant’s Current Report on Form 8-K filed December 16, 2010 (File No. 1-11593) [Exhibit 4.1]

4.2(b)	First Supplemental Indenture, dated as of September 28, 2011, by and among The Scotts Miracle-Gro Company, the Guarantors (as defined therein) and U.S. Bank National Association, as trustee	Incorporated herein by reference to the Registrant's Annual Report on Form 10-K for the fiscal year ended September 30, 2011 (File No. 1-11593) [Exhibit 4.2(b)]

4.2(c)	Form of 6.625% Senior Notes due 2020	Incorporated herein by reference to the Registrant’s Current Report on Form 8-K filed December 16, 2010 (File No. 1-11593) [Included in Exhibit 4.1]

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
Specimen form of Deferred Stock Unit Award Agreement for Nonemployee Directors (with Related Dividend Equivalents) used to evidence grants of Deferred Stock Units which may be made under The Scotts Miracle-Gro Company Amended and Restated 2006 Long-Term Incentive Plan (January 23, 2009 through January 19, 2012)
Incorporated herein by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended March 28, 2009 (File No. 1-11593) [Exhibit 10.1]

10.6(c)(iii)
Specimen form of Deferred Stock Unit Award Agreement for Nonemployee Directors (with Related Dividend Equivalents) used to evidence grants of Deferred Stock Units which may be made under The Scotts Miracle-Gro Company Amended and Restated 2006 Long-Term Incentive Plan (post-January 19, 2012 version)
Incorporated herein by reference to the Registrant's Quarterly Report on Form 10-Q for the quarterly period ended December 31, 2011 (File No. 1-11593) [Exhibit 10.4]

10.6(c)(iv)
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
Specimen form of Deferred Stock Unit Award Agreement for Nonemployee Directors (with Related Dividend Equivalents) used to evidence grants of Deferred Stock Units which may be made under The Scotts Miracle-Gro Company Amended and Restated 2006 Long-Term Incentive Plan (Deferral of Cash Retainer — January 21, 2011 through January 19, 2012)
Incorporated herein by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended January 1, 2011 (File No. 1-11593) [Exhibit 10.4]

10.6(d)(iii)
Specimen form of Deferred Stock Unit Award Agreement for Nonemployee Directors (with Related Dividend Equivalents) used to evidence grants of Deferred Stock Units which may be made under The Scotts Miracle-Gro Company Amended and Restated 2006 Long-Term Incentive Plan (Deferral of Cash Retainer - post-January 19, 2012 version)
Incorporated herein by reference to the Registrant's Quarterly Report on Form 10-Q for the quarterly period ended December 31, 2011 (File No. 1-11593) [Exhibit 10.6]

10.6(e)†
Specimen form of Award Agreement used to evidence grants of Restricted Stock Units, Performance Shares, Nonqualified Stock Options, Incentive Stock Options, Restricted Stock and Stock Appreciation Rights made under The Scotts Miracle-Gro Company 2006 Long-Term Incentive Plan (now known as The Scotts Miracle-Gro Company Amended and Restated 2006 Long-Term Incentive Plan) [pre-October 30, 2007 version]
Incorporated herein by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended December 31, 2005 (File No. 1-11593) [Exhibit 10(b)]

10.6(f)(i)†
Specimen form of Restricted Stock Unit Award Agreement for Employees (with Related Dividend Equivalents) used to evidence grants of Restricted Stock Units which may be made under The Scotts Miracle-Gro Company Amended and Restated 2006 Long-Term Incentive Plan (January 20, 2010 through January 19, 2012 version)
Incorporated herein by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended January 2, 2010 (File No. 1-11593) [Exhibit 10.2]

10.6(f)(ii)†
Specimen form of Restricted Stock Unit Award Agreement for Employees (with Related Dividend Equivalents) used to evidence grants of Restricted Stock Units which may be made under The Scotts Miracle-Gro Company Amended and Restated 2006 Long-Term Incentive Plan (post-January 19, 2012 version)
Incorporated herein by reference to the Registrant's Quarterly Report on Form 10-Q for the quarterly period ended December 31, 2011 (File No. 1-11593) [Exhibit 10.2]

10.6(g)(i)†
Specimen form of Performance Unit Award Agreement for Employees (with Related Dividend Equivalents) used to evidence grants of Performance Units which may be made under The Scotts Miracle-Gro Company Amended and Restated 2006 Long-Term Incentive Plan (January 21, 2011 through January 19, 2012 version)
Incorporated herein by reference to the Registrant’s Current Report on Form 8-K filed January 26, 2011 (File No. 1-11593) [Exhibit 10.1]

10.6(g)(ii)†
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
Specimen form of Nonqualified Stock Option Award Agreement for Employees used to evidence grants of Nonqualified Stock Options which may be made under The Scotts Miracle-Gro Company Amended and Restated 2006 Long-Term Incentive Plan (January 20, 2010 through January 19, 2012 version)
Incorporated herein by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended January 2, 2010 (File No. 1-11593) [Exhibit 10.4]

10.6(h)(iv)†
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

10.11(a)†	The Scotts Company LLC Executive Severance Plan, adopted on May 4, 2011	Incorporated herein by reference to the Registrant’s Current Report on Form 8-K filed May 10, 2011 (File No. 1-11593) [Exhibit 10.1]

10.11(b)†	Form of Tier 1 Participation Agreement under The Scotts Company LLC Executive Severance Plan	Incorporated herein by reference to the Registrant’s Current Report on Form 8-K filed May 10, 2011 (File No. 1-11593) [Exhibit 10.2]

10.11(c)†	Executive Officers of The Scotts Miracle-Gro Company who are parties to form of Tier 1 Participation Agreement under The Scotts Company LLC Executive Severance Plan	*

10.12(a)	Amended and Restated Exclusive Agency and Marketing Agreement, effective as of September 30, 1998, between Monsanto Company and The Scotts Company LLC (as successor to The Scotts Company)	Incorporated herein by reference to the Registrant’s Annual Report on Form 10-K for the fiscal year ended September 30, 2005 (File No. 1-11593) [Exhibit 10(x)]

10.12(b)
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

10.12(c)	Letter Agreement, dated March 28, 2008, amending the Amended and Restated Exclusive Agency and Marketing Agreement, dated as of September 30, 1998, between Monsanto Company and The Scotts Company LLC	Incorporated herein by reference to the Registrant’s Annual Report on Form 10-K for the fiscal year ended September 30, 2008 (File No. 1-11593) [Exhibit 10.18(b)]

10.13
Purchase Agreement, dated as of December 13, 2010, among The Scotts Miracle-Gro Company, the subsidiary guarantors named therein and Merrill Lynch, Pierce, Fenner & Smith Incorporated, as representative of the several initial purchasers named therein
Incorporated herein by reference to the Registrant’s Current Report on Form 8-K filed December 16, 2010 (File No. 1-11593) [Exhibit 10.1]

10.14
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

10.15
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

10.16
Master Accounts Receivable Purchase Agreement, dated as of November 15, 2012, by and among The Scotts Miracle-Gro Company, The Scotts Company LLC, The Bank of Nova Scotia, Suntrust Bank, RB Receivables LLC and Mizuho Corporate Bank, Ltd., as Administrative Agent and as a Bank
*

12	Computation of Ratio of Earnings to Fixed Charges	*

14	The Scotts Miracle-Gro Company Code of Business Conduct & Ethics (as revised effective January 18, 2012)	Incorporated herein by reference to the Registrant's Current Report on Form 8-K filed January 24, 2012 (File No. 1-11593) [Exhibit 14.1]

21	Subsidiaries of The Scotts Miracle-Gro Company	*

23	Consent of Independent Registered Public Accounting Firm — Deloitte & Touche LLP	*

24	Powers of Attorney of Executive Officers and Directors of The Scotts Miracle-Gro Company	*

31.1	Rule 13a-14(a)/15d-14(a) Certifications (Principal Executive Officer)	*

31.2	Rule 13a-14(a)/15d-14(a) Certifications (Principal Financial Officer)	*

32	Section 1350 Certifications (Principal Executive Officer and Principal Financial Officer)	*

101.INS**	XBRL Instance Document	*

101.SCH**	XBRL Taxonomy Extension Schema	*

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase	*

101.DEF**	XBRL Taxonomy Extension Definition Linkbase	*

101.LAB**	XBRL Taxonomy Extension Label Linkbase	*

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase	*

*	Filed or furnished herewith.
**
Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933 or Section 18 of the Securities Exchange Act of 1934 and otherwise are not subject to liability.

†	Management contract, compensatory plan or arrangement.