Form 10-K/A
period 2012-09-30
SCOTTS MIRACLE-GRO CO
filed 2012-11-21
CIK 825542

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________________________________________________
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
______________________________________________________________
DOCUMENTS INCORPORATED BY REFERENCE:
Portions of the definitive Proxy Statement for the registrant's 2013 Annual Meeting of Shareholders are incorporated by reference into Part III of this Annual Report on Form 10-K.

EXPLANATORY NOTE

The Scotts Miracle-Gro Company (“Scotts Miracle-Gro”) is hereby filing this Amendment No. 1 on Form 10-K/A (this “Amendment No. 1”) to its Annual Report on Form 10-K for the fiscal year ended September 30, 2012 (the “Original Form 10-K”), which was filed with the Securities and Exchange Commission on November 20, 2012, to clarify that the extra materials filed with the Original Form 10-K after the last exhibit of the Original Form 10-K, that are stylized as a Form 10-Q and that have the file name “do not file to bring forward to q.htm” were filed inadvertently and are not part of the Original Form 10-K and should not be relied upon for any purpose.

Pursuant to Rule 12b-15 under the Securities Exchange Act of 1934, as amended, this Amendment No. 1 also contains new certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, which are attached hereto under Item 15 of Part IV hereof. No other changes have been made to Item 15, other than to disclose that certain exhibits which were filed with the Original Form 10-K are incorporated by reference into this Amendment No. 1 from the Original Form 10-K. Because no financial statements have been included in this Amendment No. 1 and this Amendment No. 1 does not contain or amend any disclosure with respect to Items 307 and 308 of Regulation S-K, paragraphs 3, 4, and 5 of the certifications have been omitted.

Except as described above, no other changes have been made to the Original Form 10-K, and Amendment No. 1 does not modify, amend or update in any way any of the financial or other information contained in the Original Form 10-K. This Amendment No. 1 does not reflect events that may have occurred subsequent to the filing date of the Original Form 10-K.

ITEM 15.
EXHIBITS, FINANCIAL STATEMENT SCHEDULES
(a) LIST OF DOCUMENTS FILED AS PART OF THIS REPORT
1 and 2. Financial Statements and Financial Statement Schedules:
The response to this portion of Item 15 was submitted as a separate section of the Original Form 10-K. Reference is made to the “Index to Consolidated Financial Statements and Financial Statement Schedules” on page 48 of the Original Form 10-K.
(b) EXHIBITS
The exhibits listed on the “Index to Exhibits” beginning on page 4 of this Amendment No. 1 are filed or furnished with this Amendment No. 1 or incorporated herein by reference as noted in the “Index to Exhibits.”
(c) FINANCIAL STATEMENT SCHEDULES
The financial statement schedule filed with the Original Form 10-K was submitted in a separate section of the Original Form 10-K. For a description of such financial statement schedules, see “Index to Consolidated Financial Statements and Financial Statement Schedules” on page 48 of the Original Form 10-K.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Annual Report on Form 10-K/A (Amendment No. 1) to be signed on its behalf by the undersigned, thereunto duly authorized.

THE SCOTTS MIRACLE-GRO COMPANY

Dated: November 21, 2012	By:	/s/ DAVID C. EVANS
Printed Name: David C. Evans
Title: Chief Financial Officer and Executive Vice President, Strategy and Business Development

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
Incorporated herein by reference to the Registrant’s Current Report on Form 8-K filed December 16, 2010 (File No. 1-11593) [Exhibit 4.3]

4.3	Agreement to furnish copies of instruments and agreements defining rights of holders of long-term debt	Incorporated herein by reference to the Registrant's Annual Report on Form 10-K for the fiscal year ended September 30, 2012 (which was filed on November 20, 2012) (File No. 1-11593) [Exhibit 4.3)]

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
Executive Officers of The Scotts Miracle-Gro Company who are parties to form of Employee Confidentiality, Noncompetition, Nonsolicitation Agreement for employees participating in The Scotts Company LLC Amended and Restated Executive Incentive Plan
Incorporated herein by reference to the Registrant's Annual Report on Form 10-K for the fiscal year ended September 30, 2012 (which was filed on November 20, 2012) (File No. 1-11593) [Exhibit 10.7(c)]

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
Incorporated herein by reference to the Registrant's Annual Report on Form 10-K for the fiscal year ended September 30, 2012 (which was filed on November 20, 2012) (File No. 1-11593) [Exhibit 10.11(c)]

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

10.16
Master Accounts Receivable Purchase Agreement, dated as of November 15, 2012, by and among The Scotts Miracle-Gro Company, The Scotts Company LLC, The Bank of Nova Scotia, Suntrust Bank, RB Receivables LLC and Mizuho Corporate Bank, Ltd., as Administrative Agent and as a Bank
Incorporated herein by reference to the Registrant's Annual Report on Form 10-K for the fiscal year ended September 30, 2012 (which was filed on November 20, 2012) (File No. 1-11593) [Exhibit 10.16]

12	Computation of Ratio of Earnings to Fixed Charges	Incorporated herein by reference to the Registrant's Annual Report on Form 10-K for the fiscal year ended September 30, 2012 (which was filed on November 20, 2012) (File No. 1-11593) [Exhibit 12]

14	The Scotts Miracle-Gro Company Code of Business Conduct & Ethics (as revised effective January 18, 2012)	Incorporated herein by reference to the Registrant's Current Report on Form 8-K filed January 24, 2012 (File No. 1-11593) [Exhibit 14.1]

21	Subsidiaries of The Scotts Miracle-Gro Company	Incorporated herein by reference to the Registrant's Annual Report on Form 10-K for the fiscal year ended September 30, 2012 (which was filed on November 20, 2012) (File No. 1-11593) [Exhibit 21]

23	Consent of Independent Registered Public Accounting Firm — Deloitte & Touche LLP	Incorporated herein by reference to the Registrant's Annual Report on Form 10-K for the fiscal year ended September 30, 2012 (which was filed on November 20, 2012) (File No. 1-11593) [Exhibit 23]

24	Powers of Attorney of Executive Officers and Directors of The Scotts Miracle-Gro Company	Incorporated herein by reference to the Registrant's Annual Report on Form 10-K for the fiscal year ended September 30, 2012 (which was filed on November 20, 2012) (File No. 1-11593) [Exhibit 24]

31.1	Rule 13a-14(a)/15d-14(a) Certifications (Principal Executive Officer)	*

31.2	Rule 13a-14(a)/15d-14(a) Certifications (Principal Financial Officer)	*

32	Section 1350 Certifications (Principal Executive Officer and Principal Financial Officer)	Incorporated herein by reference to the Registrant's Annual Report on Form 10-K for the fiscal year ended September 30, 2012 (which was filed on November 20, 2012) (File No. 1-11593) [Exhibit 32]

101.INS**	XBRL Instance Document	Incorporated herein by reference to the Registrant's Annual Report on Form 10-K for the fiscal year ended September 30, 2012 (which was filed on November 20, 2012) (File No. 1-11593) [Exhibit 101.INS]

101.SCH**	XBRL Taxonomy Extension Schema	Incorporated herein by reference to the Registrant's Annual Report on Form 10-K for the fiscal year ended September 30, 2012 (which was filed on November 20, 2012) (File No. 1-11593) [Exhibit 101.SCH]

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase	Incorporated herein by reference to the Registrant's Annual Report on Form 10-K for the fiscal year ended September 30, 2012 (which was filed on November 20, 2012) (File No. 1-11593) [Exhibit 101.CAL]

101.DEF**	XBRL Taxonomy Extension Definition Linkbase	Incorporated herein by reference to the Registrant's Annual Report on Form 10-K for the fiscal year ended September 30, 2012 (which was filed on November 20, 2012) (File No. 1-11593) [Exhibit 101.DEF]

101.LAB**	XBRL Taxonomy Extension Label Linkbase	Incorporated herein by reference to the Registrant's Annual Report on Form 10-K for the fiscal year ended September 30, 2012 (which was filed on November 20, 2012) (File No. 1-11593) [Exhibit 101.LAB]

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase	Incorporated herein by reference to the Registrant's Annual Report on Form 10-K for the fiscal year ended September 30, 2012 (which was filed on November 20, 2012) (File No. 1-11593) [Exhibit 101.PRE]

*	Filed or furnished herewith.
**
Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933 or Section 18 of the Securities Exchange Act of 1934 and otherwise are not subject to liability.

†	Management contract, compensatory plan or arrangement.