Form 10-Q
period 2012-12-29
SCOTTS MIRACLE-GRO CO
filed 2013-02-07
CIK 825542

Table of Contents

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_________________________________________
FORM 10-Q
_________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 29, 2012
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

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding at Feburary 4, 2013
Common Shares, $0.01 stated value, no par value	61,620,780 common shares

Table of Contents

PART I—FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
THE SCOTTS MIRACLE-GRO COMPANY
Condensed Consolidated Statements of Operations
(In millions, except per common share data)
(Unaudited)

	THREE MONTHS ENDED
	DECEMBER 29, 2012	DECEMBER 31, 2011
Net sales	$205.8	$199.6
Cost of sales	174.7	174.0
Gross profit	31.1	25.6
Operating expenses:
Selling, general and administrative	124.5	122.5
Impairment, restructuring and other	(0.4)	2.4
Product registration and recall matters	—	0.3
Other income, net	(1.1)	(0.6)
Loss from operations	(91.9)	(99.0)
Interest expense	13.2	15.3
Loss from continuing operations before income taxes	(105.1)	(114.3)
Income tax benefit from continuing operations	(36.8)	(41.2)
Loss from continuing operations	(68.3)	(73.1)
Income (loss) from discontinued operations, net of tax	0.6	(0.8)
Net loss	$(67.7)	$(73.9)
Basic income (loss) per common share:
Loss from continuing operations	$(1.11)	$(1.20)
Income (loss) from discontinued operations	0.01	(0.01)
Basic loss per common share	$(1.10)	$(1.21)
Weighted-average common shares outstanding during the period	61.4	60.9
Diluted income (loss) per common share:
Loss from continuing operations	$(1.11)	$(1.20)
Income (loss) from discontinued operations	0.01	(0.01)
Diluted loss per common share	$(1.10)	$(1.21)
Weighted-average common shares outstanding during the period plus dilutive potential common shares	61.4	60.9
Dividends declared per common share	$0.33	$0.30

See notes to condensed consolidated financial statements.

THE SCOTTS MIRACLE-GRO COMPANY
Condensed Consolidated Statements of Comprehensive Loss
(In millions)
(Unaudited)

	THREE MONTHS ENDED
	DECEMBER 29, 2012	DECEMBER 31, 2011
Net loss	$(67.7)	$(73.9)
Other comprehensive income (loss), net of tax:
Net foreign currency translation adjustment	(3.7)	(3.5)
Net loss on derivatives	(0.8)	(0.6)
Net change in pension and other post retirement benefits	1.2	1.9
Total other comprehensive loss	(3.3)	(2.2)
Comprehensive loss	$(71.0)	$(76.1)
See notes to condensed consolidated financial statements.

THE SCOTTS MIRACLE-GRO COMPANY
Condensed Consolidated Statements of Cash Flows
(In millions)
(Unaudited)

	THREE MONTHS ENDED
	DECEMBER 29, 2012	DECEMBER 31, 2011
OPERATING ACTIVITIES
Net loss	$(67.7)	$(73.9)
Adjustments to reconcile net loss to net cash used in operating activities:
Impairment, restructuring and other	4.6	—
Share-based compensation expense	1.9	1.6
Depreciation	13.6	12.9
Amortization	2.7	2.7
Loss on sale of long-lived assets	—	0.1
Changes in assets and liabilities, net of acquired businesses:
Accounts receivable	163.6	141.8
Inventories	(231.8)	(269.2)
Prepaid and other assets	(2.3)	—
Accounts payable	48.2	76.4
Other current liabilities	(92.2)	(90.4)
Restructuring reserves	(3.1)	(3.0)
Other non-current items	(3.7)	(0.7)
Other, net	(2.4)	0.6
Net cash used in operating activities	(168.6)	(201.1)

INVESTING ACTIVITIES
Proceeds from sale of long-lived assets	0.1	—
Investments in property, plant and equipment	(25.0)	(16.4)
Investment in acquired business, net of cash acquired	(3.2)	—
Net cash used in investing activities	(28.1)	(16.4)

FINANCING ACTIVITIES
Borrowings under revolving and bank lines of credit	463.8	447.0
Repayments under revolving and bank lines of credit	(264.2)	(205.7)
Dividends paid	(19.9)	(18.9)
Purchase of common shares	—	(17.5)
Excess tax benefits from share-based payment arrangements	0.4	3.8
Cash received from the exercise of stock options	0.7	5.6
Net cash provided by financing activities	180.8	214.3
Effect of exchange rate changes on cash	(0.4)	0.1
Net decrease in cash and cash equivalents	(16.3)	(3.1)
Cash and cash equivalents, beginning of period	131.9	130.9
Cash and cash equivalents, end of period	$115.6	$127.8

SUPPLEMENTAL CASH FLOW INFORMATION
Interest paid	$(11.4)	$(13.0)
Income taxes paid	(2.8)	(10.0)
See notes to condensed consolidated financial statements.

THE SCOTTS MIRACLE-GRO COMPANY
Condensed Consolidated Balance Sheets
(In millions, except stated value per share)

	DECEMBER 29, 2012	DECEMBER 31, 2011	SEPTEMBER 30, 2012
	(UNAUDITED)	(UNAUDITED)
ASSETS
Current assets:
Cash and cash equivalents	$115.6	$127.8	$131.9
Accounts receivable, less allowances of $8.7, $12.4 and $10.5, respectively	168.4	166.5	330.9
Accounts receivable pledged	—	14.3	—
Inventories	646.7	654.8	414.9
Prepaid and other current assets	126.2	148.8	122.3
Total current assets	1,056.9	1,112.2	1,000.0
Property, plant and equipment, net of accumulated depreciation of $556.4, $520.1 and $542.6, respectively	424.0	391.4	427.4
Goodwill	314.4	309.1	309.4
Intangible assets, net	303.3	316.2	307.1
Other assets	29.5	35.4	30.5
Total assets	$2,128.1	$2,164.3	$2,074.4

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current portion of debt	$4.3	$8.1	$1.5
Accounts payable	185.5	220.4	152.3
Other current liabilities	186.6	220.6	279.8
Total current liabilities	376.4	449.1	433.6
Long-term debt	981.9	1,026.1	781.1
Other liabilities	256.0	224.9	257.8
Total liabilities	1,614.3	1,700.1	1,472.5
Commitments and contingencies (note 11)
Shareholders’ equity:
Common shares and capital in excess of $.01 stated value per share, 61.5, 60.8 and 61.3 shares issued and outstanding, respectively	405.3	410.3	408.6
Retained earnings	542.2	511.6	630.2
Treasury shares, at cost: 6.7, 7.4 and 6.8 shares, respectively	(343.1)	(377.5)	(349.6)
Accumulated other comprehensive loss	(90.6)	(80.2)	(87.3)
Total shareholders’ equity	513.8	464.2	601.9
Total liabilities and shareholders’ equity	$2,128.1	$2,164.3	$2,074.4
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
Organization and Basis of Presentation
The Company’s unaudited condensed consolidated financial statements for the three months ended December 29, 2012 and December 31, 2011 are presented in accordance with accounting principles generally accepted in the United States of America (“GAAP”). The condensed consolidated financial statements include the accounts of Scotts Miracle-Gro and its subsidiaries. All intercompany transactions and accounts have been eliminated in consolidation. The Company’s consolidation criteria are based on majority ownership (as evidenced by a majority voting interest in the entity) and an objective evaluation and determination of effective management control. In the opinion of management, interim results reflect all normal and recurring adjustments and are not necessarily indicative of results for a full year.
Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been omitted or condensed pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Accordingly, this report should be read in conjunction with Scotts Miracle-Gro’s Annual Report on Form 10-K for the fiscal year ended September 30, 2012, which includes a complete set of footnote disclosures, including the Company’s significant accounting policies.
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
RECENT ACCOUNTING PRONOUNCEMENTS
Comprehensive Income
In June 2011, the FASB issued amended accounting guidance on the presentation of comprehensive income. The amended guidance requires that all non-owner changes in stockholders’ equity be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements. The provisions were effective for the Company’s financial statements for the fiscal year beginning October 1, 2012. The adoption of the amended guidance did not have a significant impact on the Company's financial statements and related disclosures.
Balance Sheet Offsetting
In December 2011, the FASB issued an amendment to accounting guidance on the presentation of offsetting of derivatives, and financial assets and liabilities. The amended guidance requires quantitative disclosures regarding the gross amounts and their location within the statement of financial position. The provisions are effective for the Company's financial statements for the fiscal year beginning October 1, 2013. The adoption of the amended guidance will not have a significant impact on the Company's financial statements and related disclosures.

NOTE 2. DISCONTINUED OPERATIONS
In the fourth quarter of fiscal year 2012, the Company completed the wind down of the Company's professional seed business. As a result, effective in its fourth quarter of fiscal 2012, the Company classified its results of operations for all periods presented to reflect the professional seed business as a discontinued operation.
The following table summarizes the results of the professional seed business within discontinued operations for the periods presented:

	THREE MONTHS ENDED
	DECEMBER 29, 2012	DECEMBER 31, 2011
	(In millions)
Net sales	$—	$11.6
Operating costs	(0.8)	12.9
Impairment, restructuring and other charges	—	0.2
Other income, net	—	(0.3)
Income (loss) from discontinued operations before income taxes	0.8	(1.2)
Income tax expense (benefit) from discontinued operations	0.2	(0.4)
Income (loss) from discontinued operations	$0.6	$(0.8)
NOTE 3. ACQUISITIONS
During the three months ended December 29, 2012, Scotts LawnService® completed the acquisition of two franchisee businesses that individually and in the aggregate were not significant. The aggregate purchase price of these acquisitions was $7.2 million. The condensed consolidated financial statements include the results of operations from these business combinations from the date of each acquisition.
NOTE 4. IMPAIRMENT, RESTRUCTURING AND OTHER
Activity described herein is classified within the "Impairment, restructuring and other" line in the Condensed Consolidated Statement of Operations.
For the three months ended December 29, 2012, the Company recognized income of $4.7 million related to the reimbursement by a vendor of a portion of the costs incurred for the development and commercialization of products including the active ingredient MAT 28 for the Global Consumer segment. During the second quarter of fiscal 2012, the Company recorded an impairment charge of $5.3 million to fully impair assets associated with the active ingredient MAT 28. In addition, for the three months ended December 29, 2012, the Company also recognized a $4.3 million asset impairment charge as a result of issues with the commercialization of an insect repellent technology for the Global Consumer segment.
For the three months ended December 31, 2011, in continuation of the 2011 restructuring plan, the Company incurred an additional $2.2 million in restructuring costs related to termination benefits provided to employees who accepted voluntary retirement and special termination benefits provided to certain employees upon future separation as well as $0.2 million related to curtailment charges for its U.S. defined benefit pension and U.S retiree medical plans.
The following table summarizes the activity related to liabilities associated with the restructuring and other charges during the three months ended December 29, 2012 (in millions):

Amounts reserved for restructuring and other charges at September 30, 2012	$10.2
Restructuring and other charges	—
Payments and other	(3.1)
Amounts reserved for restructuring and other charges at December 29, 2012	$7.1

A portion of the amounts reserved as of December 29, 2012 will be paid out over the course of fiscal 2013. Included in the restructuring reserves is $4.2 million that is classified as long-term. Payments against the long-term reserves will start once the employees covered by the 2011 restructuring plan retire.

NOTE 5. INVENTORIES
Inventories consisted of the following for each of the periods presented:

	DECEMBER 29, 2012	DECEMBER 31, 2011	SEPTEMBER 30, 2012
	(In millions)
Finished goods	$411.2	$435.9	$224.6
Work-in-process	63.3	52.0	48.3
Raw materials	172.2	166.9	142.0
Total inventories	$646.7	$654.8	$414.9

Adjustments to reflect inventories at net realizeable values were $16.9 million at December 29, 2012, $12.2 million at December 31, 2011 and $21.0 million at September 30, 2012.
NOTE 6. MARKETING AGREEMENT
The Company is Monsanto’s exclusive agent for the marketing and distribution of consumer Roundup® herbicide products (with additional rights to new products containing glyphosate or other similar non-selective herbicides) in the consumer lawn and garden market within the United States and other specified countries, including Australia, Austria, Belgium, Canada, France, Germany, the Netherlands and the United Kingdom. Under the terms of the Marketing Agreement, the Company is entitled to receive an annual commission from Monsanto as consideration for the performance of the Company’s duties as agent. The annual gross commission under the Marketing Agreement is calculated as a percentage of the actual earnings before interest and income taxes of the consumer Roundup® business in the markets covered by the Marketing Agreement and is based on the achievement of two earnings thresholds, as defined in the Marketing Agreement. The Marketing Agreement also requires the Company to make annual payments to Monsanto as a contribution against the overall expenses of the consumer Roundup® business. The annual contribution payment is defined in the Marketing Agreement as $20 million.
In consideration for the rights granted to the Company under the Marketing Agreement for North America, the Company was required to pay a marketing fee of $32 million to Monsanto. The Company has deferred this amount on the basis that the payment will provide a future benefit through commissions that will be earned under the Marketing Agreement. The economic useful life over which the marketing fee is being amortized is 20 years, with a remaining amortization period of less than six years as of December 29, 2012.
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
The gross commission earned under the Marketing Agreement, the contribution payments to Monsanto and the amortization of the initial marketing fee paid to Monsanto are included in the calculation of net sales in the Company’s Consolidated Statements of Operations. The elements of the net commission and reimbursements earned under the Marketing Agreement and included in “Net sales” are as follows:

	THREE MONTHS ENDED
	DECEMBER 29, 2012	DECEMBER 31, 2011
	(In millions)
Gross commission	$—	$—
Contribution expenses	(5.0)	(5.0)
Amortization of marketing fee	(0.2)	(0.2)
Net commission loss	(5.2)	(5.2)
Reimbursements associated with Marketing Agreement	13.7	17.9
Total net sales associated with Marketing Agreement	$8.5	$12.7

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
NOTE 7. DEBT
The components of long-term debt are as follows:

	DECEMBER 29, 2012	DECEMBER 31, 2011	SEPTEMBER 30, 2012
	(In millions)
Credit facility – revolving loans	$575.5	$621.7	$377.1
Senior Notes – 7.25%	200.0	200.0	200.0
Senior Notes – 6.625%	200.0	200.0	200.0
MARP Agreement	—	5.4	—
Other	10.7	7.1	5.5
	986.2	1,034.2	782.6
Less current portions	4.3	8.1	1.5
Total long-term debt	$981.9	$1,026.1	$781.1

As of December 29, 2012, there was $1.1 billion of availability under the Company’s senior secured credit facility, including availability under letters of credit. Under the credit facility, the Company has the ability to issue letter of credit commitments up to $75 million. At December 29, 2012, the Company had letters of credit in the aggregate face amount of $24.2 million outstanding.
The Company was in compliance with the terms of all debt covenants at December 29, 2012. The credit facility contains, among other obligations, an affirmative covenant regarding the Company’s leverage ratio, calculated as average total indebtedness, as described in the Company’s credit facility, relative to the Company’s earnings before interest, taxes, depreciation and amortization ("EBITDA"), as adjusted pursuant to the terms of the credit facility (“Adjusted EBITDA”). Under the terms of the credit facility, the maximum leverage ratio was 3.50 as of December 29, 2012. The Company’s leverage ratio was 2.80 at December 29, 2012. The Company’s credit facility also includes an affirmative covenant regarding its interest coverage ratio. Interest coverage ratio is calculated as Adjusted EBITDA divided by interest expense, as described in the credit facility, and excludes costs related to refinancings. Under the terms of the credit facility, the minimum interest coverage ratio was 3.50 for the twelve months ended December 29, 2012. The Company’s interest coverage ratio was 5.25 for the twelve months ended December 29, 2012.
The Company accounts for the sale of receivables under the Master Accounts Receivable Purchase Agreement ("2012 MARP Agreement") as short-term debt and continues to carry the receivables on its Consolidated Balance Sheet, primarily as a result of the Company’s right to repurchase receivables sold. Refer to "NOTE 11. DEBT" in the Company's Form 10-K for the year ended September 30, 2012 for more information regarding the 2012 MARP Agreement. There were no short-term borrowings under the MARP Agreements as of December 29, 2012 and $5.4 million as of December 31, 2011.
Estimated Fair Values
A description of the methods and assumptions used to estimate the fair values of the Company’s debt instruments is as follows:
Credit Facility
The interest rate currently available to the Company fluctuates with the applicable LIBOR rate, prime rate or Federal Funds Effective Rate and thus the carrying value is a reasonable estimate of fair value. The fair value measurement for the credit facility was classified in Level 2 of the fair value hierarchy.
7.25% Senior Notes
The fair value of Scotts Miracle-Gro’s 7.25% Senior Notes due 2018 (the “7.25% Senior Notes”) can be determined based on the trading of the 7.25% Senior Notes in the open market. The difference between the carrying value and the fair value of the 7.25% Senior Notes represents the premium or discount on that date. Based on the trading value on or around December 29, 2012, December 31, 2011 and September 30, 2012, the fair value of the 7.25% Senior Notes was approximately $214.3 million, $212.0 million and $212.0 million, respectively. The fair value measurement for the 7.25% Senior Notes was classified in Level 1 of the fair value hierarchy.
6.625% Senior Notes
The fair value of Scotts Miracle-Gro’s 6.625% Senior Notes due 2020 (the “6.625% Senior Notes”) can be determined based on the trading of the 6.625% Senior Notes in the open market. The difference between the carrying value and the fair value of the 6.625% Senior Notes represents the premium or discount on that date. Based on the trading value on or around December 29, 2012, December 31, 2011 and September 30, 2012, the fair value of the 6.625% Senior Notes was approximately $220.5 million, $203.3 million and $217.5 million, respectively. The fair value measurement for the 6.625% Senior Notes was classified in Level 1 of the fair value hierarchy.
Interest Rate Swap Agreements
At December 29, 2012 and December 31, 2011, the Company had outstanding interest rate swap agreements with major financial institutions that effectively converted a portion of the Company’s variable-rate debt to a fixed rate. The swap agreements had a total U.S. dollar equivalent notional amount of $1,100 million and $900 million at December 29, 2012 and December 31, 2011, respectively. Interest payments made between the effective date and expiration date are hedged by the swap agreements, except as noted below. The notional amount, effective date, expiration date and rate of each of these swap agreements are shown in the table below.

Notional Amount (in millions)		Effective Date (a)	Expiration Date	Fixed Rate
50		2/14/2012	2/14/2016	3.78%
150	(b)	2/7/2012	5/7/2016	2.42%
150	(c)	11/16/2009	5/16/2016	3.26%
50	(c)	2/16/2010	5/16/2016	3.05%
100	(b)	2/21/2012	5/23/2016	2.40%
150	(b)	12/20/2011	6/20/2016	2.61%
50	(d)	12/6/2012	9/6/2017	2.96%
150	(c)	2/7/2017	5/7/2019	2.12%
50	(b)	2/7/2017	5/7/2019	2.45%
100	(c)	12/20/2016	6/20/2019	2.11%
100	(c)	12/20/2016	6/20/2019	2.14%

(a)	The effective date refers to the date on which interest payments were, or will be, first hedged by the applicable swap agreement.

(b)	Interest payments made during the three-month period of each year that begins with the month and day of the effective date are hedged by the swap agreement.

(c)	Interest payments made during the six-month period of each year that begins with the month and day of the effective date are hedged by the swap agreement.

(d)	Interest payments made during the nine-month period of each year that begins with the month and day of the effective date are hedged by the swap agreement.
Accounts Receivable Pledged
The interest rate on the short-term debt associated with accounts receivable pledged under the MARP Agreement fluctuates with the applicable LIBOR rate and thus the carrying value is a reasonable estimate of fair value. The fair value measurement for the MARP agreement was classified in Level 2 of the fair value hierarchy.
NOTE 8. RETIREMENT AND RETIREE MEDICAL PLANS
The following summarizes the components of net periodic benefit cost for the retirement and retiree medical plans sponsored by the Company:

	THREE MONTHS ENDED
	DECEMBER 29, 2012			DECEMBER 31, 2011
	U.S. Pension	International Pension	U.S. Medical	U.S. Pension	International Pension	U.S. Medical
	(In millions)
Service cost	$—	$0.4	$0.1	$—	$0.3	$0.1
Interest cost	1.0	2.5	0.3	1.1	2.4	0.4
Expected return on plan assets	(1.3)	(2.7)	—	(1.4)	(2.2)	—
Net amortization	1.2	0.4	0.1	1.3	0.2	0.1
Curtailment loss	—	—	—	0.2	—	—
Net periodic benefit cost	$0.9	$0.6	$0.5	$1.2	$0.7	$0.6
NOTE 9. SHAREHOLDERS' EQUITY
Share-Based Awards
The following is a summary of the share-based awards granted during the periods indicated:

	THREE MONTHS ENDED
	DECEMBER 29, 2012	DECEMBER 31, 2011
Restricted stock units (including deferred stock units)	8,693	1,134
Total share-based awards	8,693	1,134

Aggregate fair value at grant dates (in millions)	$0.4	$0.1

Total share-based compensation recognized was as follows for the periods indicated:

	THREE MONTHS ENDED
	DECEMBER 29, 2012	DECEMBER 31, 2011
	(In millions)
Share-based compensation	$1.9	$1.6

Subsequent to December 29, 2012, Scotts Miracle-Gro awarded performance share units, restricted stock units and deferred stock units covering 0.3 million Common Shares to employees and members of the Board of Directors with an estimated fair value of $14.7 million on the date of the grant.
NOTE 10. INCOME TAXES
The effective tax rate related to continuing operations for the three months ended December 29, 2012, was 35.0%, compared to 36.0% for the three months ended December 31, 2011. The effective tax rate used for interim reporting purposes is based on management’s best estimate of factors impacting the effective tax rate for the full fiscal year. An allocation of the income tax expense has been separately determined to report the discontinued operations, net of tax. There can be no assurance that the effective tax rate estimated for interim financial reporting purposes will approximate the effective tax rate determined at fiscal year end.

Scotts Miracle−Gro or one of its subsidiaries files income tax returns in the U.S. federal jurisdiction and various state, local and foreign jurisdictions. With few exceptions, which are discussed further below, the Company is no longer subject to examination by these tax authorities for fiscal years prior to 2009. The Company is currently under examination by certain foreign and U.S. state and local tax authorities. Regarding the foreign jurisdictions, audits are currently underway in multiple countries covering fiscal years 2008 through 2011. A Belgium audit closed during the first quarter having an immaterial impact on the financial statements. In regard to the U.S. state and local audits, the tax periods under examination are limited to fiscal years 1997 through 2011. In addition to the aforementioned audits, certain other tax deficiency notices and refund claims for previous years remain unresolved.
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
Regulatory Matters
At December 29, 2012, $5.1 million was accrued in the “Other liabilities” line in the Condensed Consolidated Balance Sheet for compliance-related environmental actions, the majority of which is for site remediation. The amounts accrued are believed to be adequate to cover such known environmental exposures based on current facts and estimates of likely outcomes. Although it is reasonably possible that the costs to resolve such known environmental exposures will exceed the amounts accrued, any variation from accrued amounts is not expected to be material.
Other
In connection with the sale of wild bird food products that were the subject of a voluntary recall in 2008, the Company has been named as a defendant in four putative class actions filed on and after June 27, 2012, which have now been consolidated in the United States District Court for the Southern District of California as In re Morning Song Bird Food Litigation, Lead Case No. 3:12-cv-01592-JAH-RBB. The plaintiffs allege various statutory and common law claims associated with the Company's sale of wild bird food products and a plea agreement entered into in previously pending government proceedings associated with such sales. The plaintiffs seek on behalf of themselves and various purported class members monetary damages, restitution, injunctive relief, declaratory relief, attorney's fees, interest and costs. The Company intends to vigorously defend the consolidated action. Given the early stages of the action, the Company cannot make a determination as to whether it could have a material effect on the Company's financial condition, results of operations or cash flows and has not recorded any accruals with respect thereto.
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
Exchange Rate Risk Management
The Company periodically uses foreign currency swap contracts to manage the exchange rate risk associated with intercompany loans with foreign subsidiaries that are denominated in local currencies. At December 29, 2012, the notional amount of outstanding foreign currency swap contracts was $306.7 million, with a fair value of $0.3 million. At December 31, 2011, the notional amount of outstanding foreign currency swap contracts was $306.3 million, with a fair value of $3.5 million. The fair value of foreign currency swap contracts is determined based on changes in spot rates. The contracts will mature over the next fiscal year.
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
At December 29, 2012 and December 31, 2011, the Company had outstanding interest rate swap agreements with major financial institutions that effectively converted a portion of the Company’s variable-rate debt to a fixed rate. The swap agreements had a total U.S. dollar equivalent notional amount of $1,100 million and $900 million at December 29, 2012 and December 31, 2011, respectively. Included in the AOCI balance at December 29, 2012 was a loss of $5.1 million related to interest rate swap agreements that is expected to be reclassified to earnings during the next 12 months, consistent with the timing of the underlying hedged transactions.
Commodity Price Risk Management
The Company had outstanding hedging arrangements at December 29, 2012 designed to fix the price of a portion of its projected future urea requirements. The contracts are designated as hedges of the Company’s exposure to future cash flow fluctuations associated with the cost of urea. The objective of the hedges is to mitigate the earnings and cash flow volatility attributable to the risk of changing prices. Unrealized gains or losses in the fair value of these contracts are recorded to the AOCI component of shareholders’ equity. Realized gains or losses remain as a component of AOCI until the related inventory is sold. Upon sale of the underlying inventory, the gain or loss is reclassified to cost of sales. Included in the AOCI balance at December 29, 2012 was a loss of $0.1 million related to urea derivatives that is expected to be reclassified to earnings during the next 12 months, consistent with the timing of the underlying hedged transactions.
Periodically, the Company also uses derivatives to partially mitigate the effect of fluctuating diesel and gasoline costs on operating results. Any such derivatives that do not qualify for hedge accounting treatment in accordance with GAAP are recorded at fair value, with unrealized gains and losses on open contracts and realized gains or losses on settled contracts recorded as an element of cost of sales. Unrealized gains or losses in the fair value of contracts that do qualify for hedge accounting are recorded in AOCI except for any ineffective portion of the change in fair value, which is immediately recorded in earnings. For the effective portion of the change in fair value, realized gains or losses remain as a component of AOCI until the related fuel is consumed. Upon consumption of the fuel, the gain or loss is reclassified to cost of sales. Included in the AOCI balance at December 29, 2012 was a gain of $0.1 million related to fuel derivatives that is expected to be reclassified to earnings during the next 12 months, consistent with the timing of the underlying hedged transactions.

The Company had the following outstanding commodity contracts that were entered into to hedge forecasted purchases:

Commodity	DECEMBER 29, 2012		DECEMBER 31, 2011
Urea	40,500	tons	40,500	tons
Diesel	5,796,000	gallons	5,250,000	gallons
Gasoline	350,000	gallons	217,000	gallons
Heating Oil	4,746,000	gallons	2,268,000	gallons
Fair Values of Derivative Instruments
The fair values of the Company’s derivative instruments were as follows:

		ASSETS / (LIABILITIES)
DERIVATIVES DESIGNATED AS HEDGING INSTRUMENTS		DECEMBER 29, 2012	DECEMBER 31, 2011	SEPTEMBER 30, 2012
	BALANCE SHEET LOCATION	FAIR VALUE
		(In millions)
Interest rate swap agreements	Other current liabilities	$(8.2)	$(8.4)	$(8.2)
	Other liabilities	(20.9)	(18.9)	(20.6)
Commodity hedging instruments	Prepaid and other current assets	0.1	—	1.0
	Other current liabilities	(0.7)	(2.1)	—
Total derivatives designated as hedging instruments		$(29.7)	$(29.4)	$(27.8)

DERIVATIVES NOT DESIGNATED AS HEDGING INSTRUMENTS
Foreign currency swap contracts	Prepaid and other current assets	$0.8	$3.5	$—
	Other current liabilities	(0.5)	(0.6)	(1.0)
Commodity hedging instruments	Prepaid and other current assets	0.2	—	1.0
	Other current liabilities	—	(0.2)	—
Total derivatives not designated as hedging instruments		$0.5	$2.7	$—
Total derivatives		$(29.2)	$(26.7)	$(27.8)

The effect of derivative instruments on AOCI and the Condensed Consolidated Statements of Operations was as follows:

DERIVATIVES IN CASH FLOW HEDGING RELATIONSHIPS	AMOUNT OF GAIN / (LOSS) RECOGNIZED IN AOCI
	THREE MONTHS ENDED
	DECEMBER 29, 2012	DECEMBER 31, 2011
	(In millions)
Interest rate swap agreements	$(0.9)	$(2.2)
Commodity hedging instruments	(1.0)	(1.4)
Total	$(1.9)	$(3.6)

DERIVATIVES IN CASH FLOW HEDGING RELATIONSHIPS	RECLASSIFIED FROM AOCI INTO STATEMENT OF OPERATIONS	AMOUNT OF GAIN / (LOSS)
		THREE MONTHS ENDED
		DECEMBER 29, 2012	DECEMBER 31, 2011
		(In millions)
Interest rate swap agreements	Interest expense	$(1.2)	$(3.1)
Commodity hedging instruments	Cost of sales	0.1	0.1
Total		$(1.1)	$(3.0)

DERIVATIVES NOT DESIGNATED AS HEDGING INSTRUMENTS	RECOGNIZED IN STATEMENT OF OPERATIONS	AMOUNT OF GAIN / (LOSS)
		THREE MONTHS ENDED
		DECEMBER 29, 2012	DECEMBER 31, 2011
		(In millions)
Foreign currency swap contracts	Interest expense	$(1.6)	$6.7
Commodity hedging instruments	Cost of sales	(0.5)	0.4
Total		$(2.1)	$7.1
NOTE 13. FAIR VALUE MEASUREMENTS
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
These derivative instruments are classified within Level 2 of the valuation hierarchy and are included within other assets and other liabilities in the Company’s Condensed Consolidated Balance Sheets, except for derivative instruments expected to be settled within the next 12 months, which are included within prepaid and other current assets and other current liabilities.
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

The following table presents the Company’s financial assets and liabilities measured at fair value on a recurring basis at December 29, 2012:

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Unobservable Inputs (Level 3)	Total
	(In millions)
Assets
Cash equivalents	$83.3	$—	$—	$83.3
Derivatives
Foreign currency swap contracts	—	0.8	—	0.8
Commodity hedging instruments	—	0.3	—	0.3
Other	6.5	—	—	6.5
Total	$89.8	$1.1	$—	$90.9
Liabilities
Derivatives
Interest rate swap agreements	$—	$(29.1)	$—	$(29.1)
Foreign currency swap contracts	—	(0.5)	—	(0.5)
Commodity hedging instruments	—	(0.7)	—	(0.7)
Total	$—	$(30.3)	$—	$(30.3)
The following table presents the Company’s financial assets and liabilities measured at fair value on a recurring basis at December 31, 2011:

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Unobservable Inputs (Level 3)	Total
	(In millions)
Assets
Cash equivalents	$83.5	$—	$—	$83.5
Derivatives
Foreign currency swap contracts	—	3.5	—	3.5
Other	6.5	—	—	6.5
Total	$90.0	$3.5	$—	$93.5
Liabilities
Derivatives
Interest rate swap agreements	$—	$(27.3)	$—	$(27.3)
Foreign currency swap contracts	—	(0.6)	—	(0.6)
Commodity hedging instruments	—	(2.3)	—	(2.3)
Total	$—	$(30.2)	$—	$(30.2)

The following table presents the Company’s financial assets and liabilities measured at fair value on a recurring basis at September 30, 2012:

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Unobservable Inputs (Level 3)	Total
	(In millions)
Assets
Cash equivalents	$41.1	$—	$—	$41.1
Derivatives
Commodity hedging instruments	—	2.0	—	2.0
Foreign currency swap contracts	—	—	—	—
Other	6.4	—	—	6.4
Total	$47.5	$2.0	$—	$49.5
Liabilities
Derivatives
Interest rate swap agreements	$—	$(28.8)	$—	$(28.8)
Commodity hedging instruments	—	(1.0)	—	(1.0)
Total	$—	$(29.8)	$—	$(29.8)

The following presents the Company’s non-financial assets and liabilities measured at fair value on a non-recurring basis at December 29, 2012 and describes the valuation methodologies used for non-financial assets and liabilities measured at fair value, as well as the general classification within the valuation hierarchy:

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Unobservable Inputs (Level 3)	Total Losses
	(In millions)
Global Consumer insect repellent technology	$—	$—	$—	$4.3

The intangible asset was determined to be fully impaired based on the estimated future cash flows associated with the insect repellent technology in relation to its carrying value.
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
Corporate & Other consists of revenues and expenses associated with the Company’s supply agreements with ICL and the amortization related to the Roundup® Marketing Agreement, as well as corporate, general and administrative expenses and certain other income/expense items not allocated to the business segments. Corporate & Other assets primarily include deferred financing and debt issuance costs and corporate intangible assets, as well as deferred tax assets.

The following tables present summarized financial information concerning the Company’s reportable segments for the periods indicated:

	THREE MONTHS ENDED
	DECEMBER 29, 2012	DECEMBER 31, 2011
	(In millions)
Net sales:
Global Consumer	$153.2	$149.1
Scotts LawnService®	44.8	37.6
Segment total	198.0	186.7
Corporate & Other	7.8	12.9
Consolidated	$205.8	$199.6
Loss from continuing operations before income taxes:
Global Consumer	$(68.7)	$(69.5)
Scotts LawnService®	(0.9)	(4.6)
Segment total	(69.6)	(74.1)
Corporate & Other	(20.2)	(19.7)
Intangible asset amortization	(2.5)	(2.5)
Product registration and recall matters	—	(0.3)
Impairment, restructuring and other charges	0.4	(2.4)
Interest expense	(13.2)	(15.3)
Consolidated	$(105.1)	$(114.3)

	DECEMBER 29, 2012	DECEMBER 31, 2011	SEPTEMBER 30, 2012
	(In millions)
Total assets:
Global Consumer	$1,751.2	$1,723.8	$1,676.4
Scotts LawnService®	166.4	162.2	181.5
Corporate & Other	210.5	278.3	216.5
Consolidated	$2,128.1	$2,164.3	$2,074.4

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
The following information presents Condensed Consolidating Statements of Operations for the three months ended December 29, 2012 and December 31, 2011, Condensed Consolidating Statements of Comprehensive Income for the three months ended December 29, 2012 and December 31, 2011, Condensed Consolidating Statements of Cash Flows for the three months ended December 29, 2012 and December 31, 2011, and Condensed Consolidating Balance Sheets as of December 29, 2012, December 31, 2011 and September 30, 2012. The condensed consolidating financial information presents, in separate columns, financial information for: Scotts Miracle-Gro on a Parent-only basis, carrying its investment in subsidiaries under the equity method; Guarantors on a combined basis, carrying their investments in subsidiaries which do not guarantee the debt (collectively, the “Non-Guarantors”) under the equity method; Non-Guarantors on a combined basis; and eliminating entries. The eliminating entries primarily reflect intercompany transactions, such as interest expense, accounts receivable and payable, short and long-term debt, and the elimination of equity investments and income in subsidiaries. Because the Parent is obligated to pay the unpaid principal amount and interest on all amounts borrowed by the Guarantors or Non-Guarantors under the credit facility (and was obligated to pay the unpaid principal amount and interest on all amounts borrowed by the Guarantors and Non-Guarantors under the previous senior secured five-year revolving loan facility), the borrowings and related interest expense for the loans outstanding of the Guarantors and Non-Guarantors are also presented in the accompanying Parent-only financial information, and are then eliminated.

THE SCOTTS MIRACLE-GRO COMPANY
Condensed Consolidating Statement of Operations
for the three months ended December 29, 2012
(In millions)
(Unaudited)

	Parent	Subsidiary Guarantors	Non- Guarantors	Eliminations	Consolidated
Net sales	$—	$153.3	$52.5	$—	$205.8
Cost of sales	—	132.0	42.7	—	174.7
Gross profit	—	21.3	9.8	—	31.1
Operating expenses:
Selling, general and administrative	—	97.8	26.7	—	124.5
Impairment, restructuring and other	—	(0.4)	—	—	(0.4)
Other income, net	—	(1.0)	(0.1)	—	(1.1)
Loss from operations	—	(75.1)	(16.8)	—	(91.9)
Equity income in subsidiaries	60.0	11.8	—	(71.8)	—
Other non-operating income	(4.0)	—	—	4.0	—
Interest expense	10.5	3.8	1.4	(2.5)	13.2
Loss from continuing operations before income taxes	(66.5)	(90.7)	(18.2)	70.3	(105.1)
Income tax benefit from continuing operations	(0.2)	(30.2)	(6.4)	—	(36.8)
Loss from continuing operations	(66.3)	(60.5)	(11.8)	70.3	(68.3)
Income from discontinued operations, net of tax	—	0.6	—	—	0.6
Net Loss	$(66.3)	$(59.9)	$(11.8)	$70.3	$(67.7)

THE SCOTTS MIRACLE-GRO COMPANY
Condensed Consolidated Statements of Comprehensive Loss
for the three months ended December 29, 2012
(In millions)
(Unaudited)

	Parent	Subsidiary Guarantors	Non- Guarantors	Eliminations	Consolidated
Net loss	$(66.3)	$(59.9)	$(11.8)	$70.3	$(67.7)
Other comprehensive income (loss), net of tax:
Net foreign currency translation adjustment	—	—	(3.7)	—	(3.7)
Net loss on derivatives	0.3	(1.1)	—	—	(0.8)
Net change in pension and other post retirement benefits	—	1.3	(0.1)	—	1.2
Total other comprehensive income (loss)	0.3	0.2	(3.8)	—	(3.3)
Comprehensive loss	$(66.0)	$(59.7)	$(15.6)	$70.3	$(71.0)

THE SCOTTS MIRACLE-GRO COMPANY
Condensed Consolidating Statement of Cash Flows
for the three months ended December 29, 2012
(In millions)
(Unaudited)

	Parent	Subsidiary Guarantors	Non- Guarantors	Eliminations	Consolidated
NET CASH USED IN OPERATING ACTIVITIES	$(5.8)	$(131.6)	$(31.2)	$—	$(168.6)

INVESTING ACTIVITIES
Proceeds from sale of long-lived assets	—	0.1	—	—	0.1
Investments in property, plant and equipment	—	(21.9)	(3.1)	—	(25.0)
Investment in acquired business, net of cash acquired	—	(3.2)	—	—	(3.2)
Net cash used in investing activities	—	(25.0)	(3.1)	—	(28.1)

FINANCING ACTIVITIES
Borrowings under revolving and bank lines of credit	—	451.0	12.8	—	463.8
Repayments under revolving and bank lines of credit	—	(26.5)	(237.7)	—	(264.2)
Dividends paid	(19.9)	—	—	—	(19.9)
Excess tax benefits from share-based payment arrangements	—	0.4	—	—	0.4
Cash received from the exercise of stock options	0.7	—	—	—	0.7
Intercompany financing	25.0	(270.0)	245.0	—	—
Net cash provided by financing activities	5.8	154.9	20.1	—	180.8
Effect of exchange rate changes on cash	—	—	(0.4)	—	(0.4)
Net decrease in cash and cash equivalents	—	(1.7)	(14.6)	—	(16.3)
Cash and cash equivalents, beginning of period	—	2.6	129.3	—	131.9
Cash and cash equivalents, end of period	$—	$0.9	$114.7	$—	$115.6

THE SCOTTS MIRACLE-GRO COMPANY
Condensed Consolidating Balance Sheet
As of December 29, 2012
(In millions)
(Unaudited)

	Parent	Subsidiary Guarantors	Non- Guarantors	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$—	$0.9	$114.7	$—	$115.6
Accounts receivable, net	—	97.0	71.4	—	168.4
Inventories	—	531.6	115.1	—	646.7
Prepaid and other current assets	—	87.3	38.9	—	126.2
Total current assets	—	716.8	340.1	—	1,056.9
Property, plant and equipment, net	—	366.0	58.0	—	424.0
Goodwill	—	313.8	0.6	—	314.4
Intangible assets, net	—	260.6	42.7	—	303.3
Other assets	28.9	11.2	31.4	(42.0)	29.5
Equity investment in subsidiaries	748.4	—	—	(748.4)	—
Intercompany assets	748.8	200.3	—	(949.1)	—
Total assets	$1,526.1	$1,868.7	$472.8	$(1,739.5)	$2,128.1

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current portion of debt	$—	$2.3	$2.0	$—	$4.3
Accounts payable	—	127.8	57.7	—	185.5
Other current liabilities	16.5	90.0	80.1	—	186.6
Total current liabilities	16.5	220.1	139.8	—	376.4
Long-term debt	975.5	526.3	55.6	(575.5)	981.9
Other liabilities	20.3	224.9	52.8	(42.0)	256.0
Equity investment in subsidiaries	—	319.2	—	(319.2)	—
Intercompany liabilities	—	—	373.6	(373.6)	—
Total liabilities	1,012.3	1,290.5	621.8	(1,310.3)	1,614.3
Shareholders’ equity	513.8	578.2	(149.0)	(429.2)	513.8
Total liabilities and shareholders’ equity	$1,526.1	$1,868.7	$472.8	$(1,739.5)	$2,128.1

\THE SCOTTS MIRACLE-GRO COMPANY
Condensed Consolidating Statement of Operations
for the three months ended December 31, 2011
(In millions)
(Unaudited)

	Parent	Subsidiary Guarantors	Non- Guarantors	Eliminations	Consolidated
Net sales	$—	$145.5	$54.1	$—	$199.6
Cost of sales	—	132.4	41.6	—	174.0
Gross profit	—	13.1	12.5	—	25.6
Operating expenses:
Selling, general and administrative	—	95.0	27.5	—	122.5
Impairment, restructuring and other	—	2.4	—	—	2.4
Product registration and recall matters	—	0.3	—	—	0.3
Other income, net	(2.8)	(0.2)	(0.4)	2.8	(0.6)
Income (loss) from operations	2.8	(84.4)	(14.6)	(2.8)	(99.0)
Equity income in subsidiaries	66.2	9.8	—	(76.0)	—
Interest expense	10.8	6.6	0.7	(2.8)	15.3
Loss from continuing operations before income taxes	(74.2)	(100.8)	(15.3)	76.0	(114.3)
Income tax benefit from continuing operations	(0.3)	(35.4)	(5.5)	—	(41.2)
Loss from continuing operations	(73.9)	(65.4)	(9.8)	76.0	(73.1)
Loss from discontinued operations, net of tax	—	(0.8)	—	—	(0.8)
Net Loss	$(73.9)	$(66.2)	$(9.8)	$76.0	$(73.9)

THE SCOTTS MIRACLE-GRO COMPANY
Condensed Consolidated Statements of Comprehensive Loss
for the three months ended December 31, 2011
(In millions)
(Unaudited)

	Parent	Subsidiary Guarantors	Non- Guarantors	Eliminations	Consolidated
Net loss	$(73.9)	$(66.2)	$(9.8)	$76.0	$(73.9)
Other comprehensive income (loss), net of tax:
Net foreign currency translation adjustment	—	—	(3.5)	—	(3.5)
Net loss on derivatives	0.8	(1.4)	—	—	(0.6)
Net change in pension and other post retirement benefits	—	0.8	1.1	—	1.9
Total other comprehensive income (loss)	0.8	(0.6)	(2.4)	—	(2.2)
Comprehensive loss	$(73.1)	$(66.8)	$(12.2)	$76.0	$(76.1)

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

THE SCOTTS MIRACLE-GRO COMPANY
Condensed Consolidating Balance Sheet
As of September 30, 2012
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
This discussion and analysis should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in Scotts Miracle-Gro’s Annual Report on Form 10-K for the fiscal year ended September 30, 2012.
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
As a leading consumer branded lawn and garden company, our product development and marketing efforts are largely focused on providing innovative and differentiated products and on continually increasing brand and product awareness to inspire consumers and create retail demand. We have successfully applied this model for a number of years by focusing on research and development and investing in advertising to support and promote our products and brands. We continually explore new and innovative ways to communicate with consumers. We believe that we receive a significant return on these expenditures and anticipate a similar commitment to research and development, advertising and marketing investments in the future, with the continuing objective of driving profitable growth. We are undertaking initiatives in fiscal 2013 to focus on improving profitability while balancing the need to continually build stronger capabilities for future growth. These initiatives include price optimization, product cost-out initiatives and SG&A productivity.
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

The Scotts Miracle-Gro Board of Directors has authorized the repurchase of up to $700 million of our Common Shares through September 30, 2014. Further, on August 9, 2012, we announced that the Scotts Miracle-Gro Board of Directors had increased our quarterly dividend from $0.30 to $0.325 per Common Share. The decision to increase the amount of cash we intend to return to our shareholders reflects our continued confidence in the business and our desire to maintain a consistent capital structure. From the inception of the share repurchase program in the fourth quarter of fiscal 2010 through the first quarter of fiscal 2013, we have repurchased approximately 7.8 million of our Common Shares in open market transactions for $401.2 million.
RESULTS OF OPERATIONS
We classified our professional seed business as discontinued operations, for all periods presented, beginning in our fourth quarter of fiscal 2012. As a result, and unless specifically stated, all discussions regarding results for the three months ended December 29, 2012 and December 31, 2011, reflect results from our continuing operations.
The following table sets forth the components of income and expense as a percentage of net sales:

	THREE MONTHS ENDED
	DECEMBER 29, 2012	DECEMBER 31, 2011
Net sales	100.0%	100.0%
Cost of sales	84.9	87.2
Gross profit	15.1	12.8
Operating expenses:
Selling, general and administrative	60.5	61.4
Impairment, restructuring and other	(0.2)	1.2
Product registration and recall matters	—	0.2
Other income, net	(0.5)	(0.4)
Loss from operations	(44.7)	(49.6)
Interest expense	6.4	7.7
Loss from continuing operations before income taxes	(51.1)	(57.3)
Income tax benefit from continuing operations	(17.9)	(20.7)
Loss from continuing operations	(33.2)	(36.6)
Income (loss) from discontinued operations, net of tax	0.3	(0.4)
Net loss	(32.9)%	(37.0)%
Net Sales
Net sales for the three months ended December 29, 2012, were $205.8 million, an increase of 3.1% from net sales of $199.6 million for the three months ended December 31, 2011. The change in net sales was attributable to the following:

THREE MONTHS ENDED
DECEMBER 29, 2012
Volume	2.7%
Pricing	—
Foreign exchange rates	0.3
Acquisitions	0.1
Net sales increase	3.1%
The increase in net sales for the three months ended December 29, 2012, was primarily driven by:

•	increased volume within our Scotts LawnService® segment due to increased customer count and a weather driven delay of sales from the fourth quarter of fiscal 2012 to the first quarter of 2013;

•	increased volume in our Global Consumer segment, driven by an increase in U.S. sales of fertilizers and control products, partially offset by a decline in Europe and wild bird food products;

•	favorable impact of foreign exchange rates as a result of a slight weakening of the U.S. dollar relative to other currencies;

•
partially offset by a decrease in sales for the three months ended December 29, 2012, related to ICL supply agreements, which were entered into in connection with the sale of Global Pro in February 2011.

Cost of Sales
The following table shows the major components of cost of sales:

	THREE MONTHS ENDED
	DECEMBER 29, 2012	DECEMBER 31, 2011
	(In millions)
Materials	$96.0	$93.7
Manufacturing labor and overhead	26.6	26.4
Distribution and warehousing	38.4	36.0
Roundup® reimbursements	13.7	17.9
	$174.7	$174.0

Factors contributing to the change in cost of sales are outlined in the following table:

THREE MONTHS ENDED
DECEMBER 29, 2012
(In millions)
Material costs	$1.0
Volume and product mix	3.5
Roundup® reimbursements	(4.2)
Foreign exchange rates	0.4
Change in cost of sales	$0.7
The increase in cost of sales, for the three months ended December 29, 2012, was primarily driven by:

•	higher costs resulting from the impact of higher sales volume;

•	unfavorable impact of foreign exchange rates as a result of a slight weakening of the U.S. dollar relative to other currencies;

•	partially offset by lower reimbursements attributable to our marketing agreement with Monsanto.
Gross Profit
As a percentage of net sales, our gross profit rate was 15.1% and 12.8% for the three months ended December 29, 2012 and December 31, 2011, respectively. Factors contributing to the change in gross profit rate are outlined in the following table:

THREE MONTHS ENDED
DECEMBER 29, 2012
Pricing	—%
Material costs	(0.5)
Product mix and volume:
Roundup® commissions and reimbursements	0.3
Corporate & Other	0.2
Scotts LawnService®	2.0
Global Consumer mix and volume	0.3
Change in gross profit rate	2.3%
The increase in the gross profit rate, for the three months ended December 29, 2012, was primarily driven by:

•	increased volume within our Scotts LawnService® segment due to increased customer count and a weather driven delay of sales from the fourth quarter of fiscal 2012 to the first quarter of 2013;

•	improved sales mix in our Global Consumer segment, primarily the result of increased sales in the U.S. of fertilizer and control products;

•	reduced activity attributable to our marketing agreement with Monsanto, which historically does not generate profit until the second quarter;

•	decreased sales in the first quarter associated with our supply agreements with ICL, which commenced with the sale of Global Pro in February of 2011 and do not generate gross profit.

Selling, General and Administrative Expenses
The following table sets forth the components of selling, general and administrative expenses:

	THREE MONTHS ENDED
	DECEMBER 29, 2012	DECEMBER 31, 2011
	(In millions)
Advertising	$9.5	$9.2
Share-based compensation	1.9	1.6
Research and development	10.4	12.1
Amortization of intangibles	2.0	2.1
Other selling, general and administrative	100.7	97.5
	$124.5	$122.5

Selling, general and administrative (“SG&A”) expenses increased $2.0 million, or 1.6%, to $124.5 million for the first quarter of fiscal 2013 compared to the same period of fiscal 2012. The increase in other SG&A of $3.2 million was driven by an increase in employee related costs, including severance, partially offset by certain cost productivity initiatives.
Impairment, Restructuring and Other
For the three months ended December 29, 2012, we recognized income of $4.7 million related to the reimbursement by a vendor of a portion of the costs incurred for the development and commercialization of products including the active ingredient MAT 28 for the Global Consumer segment. We also recognized a $4.3 million asset impairment charge as a result of issues with the commercialization of an insect repellent technology for the Global Consumer segment.

In continuation of the restructuring plan we initiated in fiscal 2011, the Company incurred $2.4 million in restructuring costs in the first quarter of fiscal 2011. These costs consisted primarily of $1.3 million of termination benefits provided to employees who accepted voluntary retirement, $0.5 million of special termination benefits to be provided to certain employees upon future separation and $0.2 million related to curtailment charges for our U.S. defined benefit pension and U.S retiree medical plans.
Other Income, net
Other income was $1.1 million for the three months ended December 29, 2012 compared to $0.6 million for the three months ended December 31, 2011. Other income is comprised of activities outside our normal business operations, such as royalty income from the licensing of certain of our brand names, franchise fee income from our Scotts LawnService® business, foreign exchange gains/losses and gains/losses from the sale of non-inventory assets.
Interest Expense
Interest expense was $13.2 million for the three months ended December 29, 2012 compared to $15.3 million for the three months ended December 31, 2011. Excluding the impact of foreign exchange rates, average borrowings declined by approximately $48.0 million during the three months ended December 29, 2012, as compared to the same prior year period. Additionally, there was a decline in our weighted average interest rate of 61 basis points associated with the expiration of a 5.20% interest rate swap agreement in the second quarter of fiscal 2012.
Income Tax Expense
The effective tax rate related to continuing operations for the three months ended December 29, 2012 was 35.0% compared to 36.0% for the three months ended December 31, 2011. The effective tax rate used for interim purposes was based on management’s best estimate of factors impacting the effective tax rate for the full fiscal year. Factors affecting the estimated effective tax rate include assumptions as to income by jurisdiction (domestic and foreign), the availability and utilization of tax credits and the existence of elements of income and expense that may not be taxable or deductible. The estimated effective tax rate is subject to revision in later interim periods and at fiscal year end as facts and circumstances change during the course of the fiscal year. There can be no assurances that the effective tax rate estimated for interim financial reporting purposes will approximate the effective tax rate determined at fiscal year end.

Loss from Continuing Operations
We reported a loss from continuing operations of $68.3 million, or $1.11 per diluted share, for the first quarter of fiscal 2013 compared to $73.1 million, or $1.20 per diluted share, for the first quarter of fiscal 2012. We anticipated a loss in our first fiscal quarter due to the seasonal nature of our business, in which sales are heavily weighted to the spring and summer selling seasons. The decrease in our loss from continuing operations for the first three months of fiscal 2013 was driven primarily by the impact of higher volume, partially offset by higher general and administrative expenses and a reduced tax benefit due to a reduction in the effective tax rate. Diluted average common shares used in the diluted net income per common share calculation were 61.4 million for the first quarter of fiscal 2012 compared to 60.9 million for the same period a year ago.
SEGMENT RESULTS
Our continuing operations are divided into the following reportable segments: Global Consumer and Scotts LawnService®. This division of reportable segments is consistent with how the segments report to and are managed by the chief operating decision maker of the Company. Corporate & Other consists of revenues and expenses associated with our supply agreements with ICL and amortization related to the Roundup® Marketing Agreement, as well as corporate, general and administrative expenses and certain other income/expense items not allocated to the business segments.
Segment performance is evaluated based on several factors, including income from continuing operations before amortization, product registration and recall costs, and impairment, restructuring and other charges, which is not a measure recognized under GAAP. Senior management uses this measure of operating profit to gauge segment performance because we believe this measure is most indicative of performance trends and the overall earnings potential of each segment.
The following table sets forth net sales by segment:

	THREE MONTHS ENDED
	DECEMBER 29, 2012	DECEMBER 31, 2011
	(In millions)
Global Consumer	$153.2	$149.1
Scotts LawnService®	44.8	37.6
Segment total	198.0	186.7
Corporate & Other	7.8	12.9
Consolidated	$205.8	$199.6
The following table sets forth segment loss from continuing operations before income taxes:

	THREE MONTHS ENDED
	DECEMBER 29, 2012	DECEMBER 31, 2011
	(In millions)
Global Consumer	$(68.7)	$(69.5)
Scotts LawnService®	(0.9)	(4.6)
Segment total	(69.6)	(74.1)
Corporate & Other	(20.2)	(19.7)
Intangible asset amortization	(2.5)	(2.5)
Product registration and recall matters	—	(0.3)
Impairment, restructuring and other	0.4	(2.4)
Interest expense	(13.2)	(15.3)
Consolidated	$(105.1)	$(114.3)
Global Consumer
Global Consumer segment net sales were $153.2 million in the first quarter of fiscal 2013, an increase of 2.7% from the first quarter of fiscal 2012. For the three months ended December 29, 2012, volume, pricing and foreign exchange rates favorably impacted net sales by 2.1%, 0.3% and 0.3%, respectively. Net sales in the U.S. increased $3.7 million, or 3.6% for the first quarter of fiscal 2013 as compared to the same periods in fiscal 2012. The increase in U.S. net sales was driven by higher sales of fertilizer and control products, partially offset by a decline in wild bird food products and in revenues attributable to our marketing agreement with Monsanto. Excluding the impact of changes in foreign exchange rates, net sales internationally decreased by $0.1 million, or 0.3% for the first quarter of fiscal 2013. The decrease in sales internationally was primarily driven by a decline in year-to-date net sales in the U.K. and France.
Global Consumer segment operating loss decreased by $0.8 million, or 1.2%, in the first quarter of fiscal 2013, as compared to the same period of fiscal 2012. Excluding the impact of changes in foreign exchange rates, the increase was 0.8% for the first quarter of fiscal 2013. The increase was primarily driven by the impact of the volume increase in the U.S., partially offset by the impact of the volume decline in Europe.
Scotts LawnService®
Scotts LawnService® net sales increased by $7.2 million, or 19.1%, in the first quarter of fiscal 2013, as compared to the same period of fiscal 2012. The increase in net sales was driven by increased customer count and a weather driven delay of sales from the fourth quarter of fiscal 2012 to the first quarter of 2013.
The operating loss for Scotts LawnService® decreased by $3.7 million, or 80.4%, in the first quarter of fiscal 2013, as compared to the same period of fiscal 2012. The improved performance was driven by higher net sales and improved gross margin rate, partially offset by higher SG&A spending.
Corporate & Other
The net operating loss for Corporate & Other was $20.2 million and $19.7 million for the three months ended December 29, 2012 and December 31, 2011, respectively. The increased loss was primarily related to employee related costs, including severance, partially offset by cost productivity initiatives.
LIQUIDITY AND CAPITAL RESOURCES
Operating Activities
Cash used in operating activities totaled $168.6 million and $201.1 million for the three months ended December 29, 2012 and December 31, 2011, respectively. Cash used by operating activities declined $32.5 million primarily due to a decrease in cash used for working capital of $20.8 million and lower net loss of $6.2 million. The decrease in cash used for working capital was primarily due to reduced inventory levels compared to prior year as a result of improved inventory management.
Investing Activities
Cash used in investing activities totaled $28.1 million for the three months ended December 29, 2012, compared to cash used by investing activities of $16.4 million for the comparable period in fiscal 2012. Cash used for investments in property, plant and equipment during the first three months of fiscal 2013 and fiscal 2012 was $25.0 million and $16.4 million, respectively, primarily related to increasing efficiencies at existing production facilities. Additionally, during the three months ended December 29, 2012, we completed acquisitions of two franchisee businesses within our Scotts LawnService® segment.
Financing Activities
Financing activities provided cash of $180.8 million and $214.3 million for the three months ended December 29, 2012 and December 31, 2011, respectively. The decrease in cash provided by financing activities was primarily the result of lower net borrowings under our credit facility of $41.7 million during the first quarter of fiscal 2013, a decrease in net cash received from stock option activity of $8.3 million, partially offset by repurchases of our common shares of $17.5 million.
Cash and Cash Equivalents
Our cash and cash equivalents were held in cash depository accounts with major financial institutions around the world or invested in high quality, short-term liquid investments with a balance of $115.6 million as of December 29, 2012, compared to $127.8 million as of December 31, 2011. The cash and cash equivalents balance at December 29, 2012 included $113.0 million held by controlled foreign corporations. Our current plans do not demonstrate a need to, nor do we have plans to, repatriate the retained earnings from these foreign corporations as the earnings are indefinitely reinvested. However, in the future, if we determine it is necessary to repatriate these funds, or we sell or liquidate any of these foreign corporations, we may be required to pay associated taxes on the repatriation.

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
Under our credit facility, we have the ability to issue letter of credit commitments up to $75 million. At December 29, 2012, we had letters of credit in the aggregate face amount of $24.2 million outstanding and $1.1 billion of availability under our credit facility.
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
We account for the sale of receivables under the 2012 MARP Agreement as short-term debt and continue to carry the receivables on our Consolidated Balance Sheet, primarily as a result of our right to repurchase receivables sold. There were no short-term borrowings under the 2012 MARP Agreement as of December 29, 2012 and $5.4 million as of December 31, 2011.
As of December 29, 2012, we were in compliance with all debt covenants. Our credit facility contains, among other obligations, an affirmative covenant regarding our leverage ratio, calculated as indebtedness relative to our earnings before interest, taxes, depreciation and amortization. Under the terms of the credit facility, the maximum leverage ratio was 3.50 as of December 29, 2012. Our leverage ratio was 2.80 at December 29, 2012. Our credit facility also includes an affirmative covenant regarding our interest coverage. Under the terms of the credit facility, the minimum interest coverage ratio was 3.50 for the twelve months ended December 29, 2012. Our interest coverage ratio was 5.25 for the twelve months ended December 29, 2012.
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
In our opinion, cash flows from operations and borrowings under our credit agreement will be sufficient to meet debt service and working capital needs during fiscal 2013, and thereafter for the foreseeable future. However, we cannot ensure that our business will generate sufficient cash flow from operations or that future borrowings will be available under our credit facility in amounts sufficient to pay indebtedness or fund other liquidity needs. Actual results of operations will depend on numerous factors, many of which are beyond our control.
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
Contractual Obligations
There have been no material changes outside of the ordinary course of business, in our outstanding contractual obligations since the end of fiscal 2012 and through December 29, 2012.

REGULATORY MATTERS
We are subject to local, state, federal and foreign environmental protection laws and regulations with respect to our business operations and believe we are operating in substantial compliance with, or taking actions aimed at ensuring compliance with, such laws and regulations. We are involved in several legal actions with various governmental agencies related to environmental matters. While it is difficult to quantify the potential financial impact of actions involving these environmental matters, particularly remediation costs at waste disposal sites and future capital expenditures for environmental control equipment, in the opinion of management, the ultimate liability arising from such environmental matters, taking into account established reserves, should not have a material effect on our financial condition, results of operations or cash flows. However, there can be no assurance that the resolution of these matters will not materially affect our future quarterly or annual results of operations, financial condition or cash flows. Additional information on environmental matters affecting us is provided in Scotts Miracle Gro’s Annual Report on Form 10-K for the fiscal year ended September 30, 2012, under “ITEM 1. BUSINESS — Regulatory Considerations” and “ITEM 3. LEGAL PROCEEDINGS.”
CRITICAL ACCOUNTING POLICIES AND ESTIMATES
The preceding discussion and analysis of our consolidated results of operations and financial condition should be read in conjunction with our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q. Scotts Miracle-Gro’s Annual Report on Form 10-K for the fiscal year ended September 30, 2012 includes additional information about us, our operations, our financial condition, our critical accounting policies and accounting estimates, and should be read in conjunction with this Quarterly Report on Form 10-Q.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Market risks have not changed significantly from those disclosed in Scotts Miracle-Gro’s Annual Report on Form 10-K for the fiscal year ended September 30, 2012.

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
In addition, there were no changes in the Registrant’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during the Registrant’s fiscal quarter ended December 29, 2012 that have materially affected, or are reasonably likely to materially affect, the Registrant’s internal control over financial reporting.
PART II—OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Other than as discussed in “NOTE 11. CONTINGENCIES” of the Notes to Condensed Consolidated Financial Statements, pending material legal proceedings have not changed significantly since those disclosed in Scotts Miracle-Gro's Annual Report on Form 10-K for the fiscal year ended September 30, 2012.

ITEM 1A. RISK FACTORS

The Company's risk factors as of December 29, 2012 have not changed materially from those described in “ITEM IA. RISK FACTORS” in Scotts Miracle-Gro's Annual Report on Form 10-K for the fiscal year ended September 30, 2012.

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

Forward-looking statements contained in this Quarterly Report on Form 10-Q are predictions only and actual results could differ materially from management's expectations due to a variety of factors, including those described in “ITEM 1A. RISK

FACTORS” in Scotts Miracle-Gro's Annual Report on Form 10-K for the fiscal year ended September 30, 2012. All forward-looking statements attributable to us or persons working on our behalf are expressly qualified in their entirety by such risk factors.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The payment of future dividends, if any, on the Common Shares will be determined by the Board of Directors in light of conditions then existing, including the Company's earnings, financial condition and capital requirements, restrictions in financing agreements, business conditions and other factors. The Company's credit facility restricts future dividend payments to an aggregate of $125 million annually through fiscal 2013 and $150 million annually beginning in fiscal 2014 if our leverage ratio, after giving effect to any such annual dividend payment, exceeds 2.50. Our leverage ratio was 2.80 at December 29, 2012.

(a)	Issuer Purchases of Equity Securities

The following table shows the purchases of Common Shares made by or on behalf of Scotts Miracle-Gro or any “affiliated purchaser” (as defined in Rule 10b-18(a)(3) under the Securities Exchange Act of 1934, as amended) of Scotts Miracle-Gro for each fiscal month in the three months ended December 29, 2012:

Period	Total Number of Common Shares Purchased(1)	Average Price Paid per Common Share(2)	Total Number of Common Shares Purchased as Part of Publicly Announced Plans or Programs(3)	Approximate Dollar Value of Common Shares That May Yet be Purchased Under the Plans or Programs(3)
October 1 through October 27, 2012	183	$41.81	—	$298,816,786
October 28, 2012 through November 24, 2012	181	$41.63	—	$298,816,786
November 25, 2012 through December 29, 2012	1,283	$42.05	—	$298,816,786
Total	1,647	$41.98	—

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

ITEM 5. OTHER INFORMATION

            As previously disclosed in the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission on January 28, 2013, David C. Evans has decided to resign as the Company's Chief Financial Officer and Executive Vice President, Strategy and Business Development.  Mr. Evans' resignation will become effective February 8, 2013. Until a final decision is reached on Mr. Evans' successor, Thomas (“Randy”) Coleman, Senior Vice President of Global Operating Finance for The Scotts Company LLC (“Scotts LLC”), will assume on an interim basis the role of principal financial officer for the Company, effective February 8, 2013.  Mr. Coleman, age 43, has served as Senior Vice President, Global Operating Finance for Scotts LLC, a wholly owned subsidiary of the Company, since January 2011.  Prior to that, Mr. Coleman served as Senior Vice President, North America Finance of Scotts LLC from November 2007 until January 2011. Mr. Coleman holds a bachelor's degree in accounting from The Ohio State University.
ITEM 6. EXHIBITS
See Index to Exhibits at page 42 for a list of the exhibits included herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

THE SCOTTS MIRACLE-GRO COMPANY

Date: February 7, 2013	/s/ DAVID C. EVANS
David C. Evans
Chief Financial Officer and Executive Vice President,
Strategy and Business Development
(Principal Financial and Principal Accounting Officer)
(Duly Authorized Officer)

THE SCOTTS MIRACLE-GRO COMPANY
QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED DECEMBER 29, 2012

INDEX TO EXHIBITS

EXHIBIT NO.	DESCRIPTION	LOCATION

10.1	The Scotts Miracle-Gro Company Long-Term Incentive Plan (effective as of January 17, 2013)	Incorporated herein by reference to the Registrant's Current Report on Form 8-K filed January 24, 2013 (File No. 1-11593) [Exhibit 10.1]

10.2
Specimen form of Deferred Stock Unit Award Agreement for Nonemployee Directors (with Related Dividend Equivalents) used to evidence grants of Deferred Stock Units which may be made under The Scotts Miracle-Gro Company Long-Term Incentive Plan (Deferral of Cash Retainer — post-January 17, 2013 version)
*

10.3
Specimen form of Deferred Stock Unit Award Agreement for Nonemployee Directors (with Related Dividend Equivalents) used to evidence grants of Deferred Stock Units which may be made under The Scotts Miracle-Gro Company Long-Term Incentive Plan (post-January 17, 2013 version)
*

10.4
Specimen form of Deferred Stock Unit Award Agreement for Nonemployee Directors (with Related Dividend Equivalents) used to evidence grants of Deferred Stock Units made on January 18, 2013 to William G. Jurgensen under The Scotts Miracle-Gro Company Long-Term Incentive Plan
*

10.5
Specimen form of Restricted Stock Unit Award Agreement for Employees (with Related Dividend Equivalents) used to evidence grants of Restricted Stock Units which may be made under The Scotts Miracle-Gro Company Long-Term Incentive Plan (post-January 17, 2013 version)
*

10.6
Specimen form of Performance Unit Award Agreement for Employees (with Related Dividend Equivalents) used to evidence grants of Performance Units which may be made under The Scotts Miracle-Gro Company Long-Term Incentive Plan (post-January 17, 2013 version)
*

10.7
Specimen form of Nonqualified Stock Option Award Agreement for Employees used to evidence grants of Nonqualified Stock Options which may be made under The Scotts Miracle-Gro Company Long-Term Incentive Plan (post-January 17, 2013 version)
*

10.8	First Amendment to The Scotts Company LLC Executive Retirement Plan, as Amended and Restated as of January 1, 2011 (effective as of January 1, 2011)	*

10.9	Second Amendment to The Scotts Company LLC Executive Retirement Plan, as Amended and Restated as of January 1, 2011 (effective as of January 1, 2012)	*

10.10	Third Amendment to The Scotts Company LLC Executive Retirement Plan, as Amended and Restated as of January 1, 2011 (effective as of January 1, 2013)	*

31.1	Rule 13a-14(a)/15d-14(a) Certifications (Principal Executive Officer)	*

31.2	Rule 13a-14(a)/15d-14(a) Certifications (Principal Financial Officer)	*

32	Section 1350 Certifications (Principal Executive Officer and Principal Financial Officer)	*

101.INS	XBRL Instance Document	*

101.SCH	XBRL Taxonomy Extension Schema	*

101.CAL	XBRL Taxonomy Extension Calculation Linkbase	*

101.DEF	XBRL Taxonomy Extension Definition Linkbase	*

101.LAB	XBRL Taxonomy Extension Label Linkbase	*

101.PRE	XBRL Taxonomy Extension Presentation Linkbase	*

*	Included herewith