Form 10-Q
period 2013-03-30
SCOTTS MIRACLE-GRO CO
filed 2013-05-07
CIK 825542

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_________________________________________
FORM 10-Q
_________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 30, 2013
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

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding at May 3, 2013
Common Shares, $0.01 stated value, no par value	61,703,557 common shares

PART I—FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
THE SCOTTS MIRACLE-GRO COMPANY
Condensed Consolidated Statements of Operations
(In millions, except per common share data)
(Unaudited)

	THREE MONTHS ENDED		SIX MONTHS ENDED
	MARCH 30, 2013	MARCH 31, 2012	MARCH 30, 2013	MARCH 31, 2012
Net sales	$1,019.6	$1,170.4	$1,225.4	$1,370.0
Cost of sales	640.8	708.5	815.5	882.5
Cost of sales—impairment, restructuring and other	0.1	—	0.1	—
Cost of sales—product registration and recall matters	—	0.2	—	0.2
Gross profit	378.7	461.7	409.8	487.3
Operating expenses:
Selling, general and administrative	207.0	236.9	331.5	359.5
Impairment, restructuring and other	0.1	5.1	(0.3)	7.4
Product registration and recall matters	—	3.3	—	3.6
Other income, net	(1.5)	(0.7)	(2.6)	(1.3)
Income from operations	173.1	217.1	81.2	118.1
Interest expense	17.9	17.9	31.1	33.2
Income from continuing operations before income taxes	155.2	199.2	50.1	84.9
Income tax expense from continuing operations	55.3	72.7	18.5	31.5
Income from continuing operations	99.9	126.5	31.6	53.4
Income (loss) from discontinued operations, net of tax	0.1	0.7	0.7	(0.1)
Net income	$100.0	$127.2	$32.3	$53.3
Basic income per common share:
Income from continuing operations	$1.62	$2.08	$0.51	$0.88
Income from discontinued operations	—	0.01	0.01	—
Basic income per common share	$1.62	$2.09	$0.52	$0.88
Weighted-average common shares outstanding during the period	61.6	60.9	61.5	60.6
Diluted income per common share:
Income from continuing operations	$1.60	$2.04	$0.51	$0.86
Income from discontinued operations	—	0.01	0.01	—
Diluted income per common share	$1.60	$2.05	$0.52	$0.86
Weighted-average common shares outstanding during the period plus dilutive potential common shares	62.4	62.0	62.3	61.7
Dividends declared per common share	$0.325	$0.300	$0.650	$0.600

See notes to condensed consolidated financial statements.

THE SCOTTS MIRACLE-GRO COMPANY
Condensed Consolidated Statements of Comprehensive Income
(In millions)
(Unaudited)

	THREE MONTHS ENDED		SIX MONTHS ENDED
	MARCH 30, 2013	MARCH 31, 2012	MARCH 30, 2013	MARCH 31, 2012
Net income	$100.0	$127.2	$32.3	$53.3
Other comprehensive income (loss), net of tax:
Net foreign currency translation adjustment	(1.2)	(1.4)	(4.9)	(4.9)
Net change in derivatives	2.4	2.9	1.6	2.3
Net change in pension and other post retirement benefits	3.0	0.2	4.2	2.1
Total other comprehensive income (loss)	4.2	1.7	0.9	(0.5)
Comprehensive income	$104.2	$128.9	$33.2	$52.8
See notes to condensed consolidated financial statements.

THE SCOTTS MIRACLE-GRO COMPANY
Condensed Consolidated Statements of Cash Flows
(In millions)
(Unaudited)

	SIX MONTHS ENDED
	MARCH 30, 2013	MARCH 31, 2012
OPERATING ACTIVITIES
Net income	$32.3	$53.3
Adjustments to reconcile net income to net cash used in operating activities:
Impairment, restructuring and other	4.6	5.3
Share-based compensation expense	8.5	8.9
Depreciation	27.4	25.4
Amortization	5.4	4.9
Loss on sale of long-lived assets	—	(0.1)
Changes in assets and liabilities, net of acquired businesses:
Accounts receivable	(638.8)	(807.4)
Inventories	(201.2)	(213.3)
Prepaid and other assets	(38.1)	(25.5)
Accounts payable	192.0	201.2
Other current liabilities	78.0	132.6
Restructuring reserves	(4.1)	(11.1)
Other non-current items	(8.3)	(3.4)
Other, net	(3.0)	8.8
Net cash used in operating activities	(545.3)	(620.4)

INVESTING ACTIVITIES
Proceeds from sale of long-lived assets	0.1	0.5
Investments in property, plant and equipment	(34.6)	(25.7)
Investment in acquired business, net of cash acquired	(3.2)	—
Net cash used in investing activities	(37.7)	(25.2)

FINANCING ACTIVITIES
Borrowings under revolving and bank lines of credit	1,166.8	1,705.6
Repayments under revolving and bank lines of credit	(572.9)	(1,032.4)
Dividends paid	(40.6)	(37.2)
Purchase of common shares	—	(17.5)
Payments on seller notes	(0.8)	—
Excess tax benefits from share-based payment arrangements	0.7	4.8
Cash received from the exercise of stock options	2.7	12.4
Net cash provided by financing activities	555.9	635.7
Effect of exchange rate changes on cash	(5.7)	1.4
Net decrease in cash and cash equivalents	(32.8)	(8.5)
Cash and cash equivalents, beginning of period	131.9	130.9
Cash and cash equivalents, end of period	$99.1	$122.4

SUPPLEMENTAL CASH FLOW INFORMATION
Interest paid	$(27.2)	$(30.7)
Income taxes refunded (paid)	36.1	(13.3)
See notes to condensed consolidated financial statements.

THE SCOTTS MIRACLE-GRO COMPANY
Condensed Consolidated Balance Sheets
(In millions, except stated value per share)

	MARCH 30, 2013	MARCH 31, 2012	SEPTEMBER 30, 2012
	(UNAUDITED)	(UNAUDITED)
ASSETS
Current assets:
Cash and cash equivalents	$99.1	$122.4	$131.9
Accounts receivable, less allowances of $13.3, $9.8 and $10.5, respectively	713.9	899.0	330.9
Accounts receivable pledged	252.7	234.2	—
Inventories	613.0	601.6	414.9
Prepaid and other current assets	158.0	169.4	122.3
Total current assets	1,836.7	2,026.6	1,000.0
Property, plant and equipment, net of accumulated depreciation of $565.9, $534.4 and $542.6, respectively	417.8	387.8	427.4
Goodwill	314.5	309.1	309.4
Intangible assets, net	299.2	311.8	307.1
Other assets	28.7	34.4	30.5
Total assets	$2,896.9	$3,069.7	$2,074.4

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current portion of debt	$208.0	$227.8	$1.5
Accounts payable	327.5	346.1	152.3
Other current liabilities	352.7	438.5	279.8
Total current liabilities	888.2	1,012.4	433.6
Long-term debt	1,163.0	1,241.2	781.1
Other liabilities	238.8	226.4	257.8
Total liabilities	2,290.0	2,480.0	1,472.5
Commitments and contingencies (note 11)
Shareholders’ equity:
Common shares and capital in excess of $.01 stated value per share, 61.7, 61.1 and 61.3 shares issued and outstanding, respectively	402.7	412.5	408.6
Retained earnings	622.2	620.1	630.2
Treasury shares, at cost: 6.5, 7.1 and 6.8 shares, respectively	(331.6)	(364.4)	(349.6)
Accumulated other comprehensive loss	(86.4)	(78.5)	(87.3)
Total shareholders’ equity	606.9	589.7	601.9
Total liabilities and shareholders’ equity	$2,896.9	$3,069.7	$2,074.4
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
Organization and Basis of Presentation
The Company’s unaudited condensed consolidated financial statements for the three and six months ended March 30, 2013 and March 31, 2012 are presented in accordance with accounting principles generally accepted in the United States of America (“GAAP”). The condensed consolidated financial statements include the accounts of Scotts Miracle-Gro and its subsidiaries. All intercompany transactions and accounts have been eliminated in consolidation. The Company’s consolidation criteria are based on majority ownership (as evidenced by a majority voting interest in the entity) and an objective evaluation and determination of effective management control. In the opinion of management, interim results reflect all normal and recurring adjustments and are not necessarily indicative of results for a full year.
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
RECENT ACCOUNTING PRONOUNCEMENTS
Comprehensive Income
In June 2011, the FASB issued amended accounting guidance on the presentation of comprehensive income. The amended guidance requires that all non-owner changes in stockholders’ equity be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements. The provisions were effective for the Company’s financial statements for the fiscal year beginning October 1, 2012 and the Company elected to present net income and other comprehensive income in two separate but consecutive statements. The adoption of the amended guidance did not have a significant impact on the Company's financial statements and related disclosures.
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

Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income
In February 2013, the FASB issued an amendment to accounting guidance on the reporting of amounts reclassified out of accumulated other comprehensive income. The amended guidance requires presentation of reclassification adjustments from each component of accumulated other comprehensive income either in a single note or parenthetically on the face of the financial statements, for those amounts required to be reclassified into net income in their entirety in the same reporting period. For amounts that are not required to be reclassified in their entirety in the same reporting period, cross-reference to other disclosures is required. The provisions are effective for the Company's financial statements for the fiscal year beginning October 1, 2013. The adoption of the amended guidance will not have a significant impact on the Company's financial statements and related disclosures.
NOTE 2. DISCONTINUED OPERATIONS
In the fourth quarter of fiscal year 2012, the Company completed the wind down of the Company's professional seed business. As a result, effective in its fourth quarter of fiscal 2012, the Company classified its results of operations for all periods presented to reflect the professional seed business as a discontinued operation.
The following table summarizes the results of the professional seed business within discontinued operations for the periods presented:

	THREE MONTHS ENDED		SIX MONTHS ENDED
	MARCH 30, 2013	MARCH 31, 2012	MARCH 30, 2013	MARCH 31, 2012
	(In millions)
Net sales	$—	$3.1	$—	$14.7
Operating costs	—	2.1	(0.8)	15.0
Impairment, restructuring and other charges	—	0.5	—	0.7
Other income, net	—	(0.6)	—	(0.9)
Income (loss) from discontinued operations before income taxes	—	1.1	0.8	(0.1)
Income tax expense (benefit) from discontinued operations	(0.1)	0.4	0.1	—
Income (loss) from discontinued operations	$0.1	$0.7	$0.7	$(0.1)
NOTE 3. ACQUISITIONS
During the first quarter of fiscal 2013, Scotts LawnService® completed the acquisition of two franchisee businesses that individually and in the aggregate were not significant. The aggregate purchase price of these acquisitions was $7.2 million. The condensed consolidated financial statements include the results of operations from these business combinations from the date of each acquisition.
NOTE 4. IMPAIRMENT, RESTRUCTURING AND OTHER
Activity described herein is classified within the "Cost of sales—impairment, restructuring and other" and "Impairment, restructuring and other" lines in the Condensed Consolidated Statement of Operations.
During the first quarter of fiscal 2013, the Company recognized income of $4.7 million related to the reimbursement by a vendor of a portion of the costs incurred for the development and commercialization of products including the active ingredient MAT 28 for the Global Consumer segment. During the second quarter of fiscal 2012, the Company recorded an impairment charge of $5.3 million to fully impair assets associated with the active ingredient MAT 28. During the first quarter of 2013, the Company also recognized a $4.3 million asset impairment charge as a result of issues with the commercialization of an insect repellent technology for the Global Consumer segment. In addition, for the three months ended March 30, 2013, the Company recognized $0.2 million in restructuring costs related to termination benefits provided to international employees in relation to the profitability improvement initiative announced in December 2012.
For the six months ended March 31, 2012, in continuation of the 2011 restructuring plan, the Company incurred an additional $1.9 million in restructuring costs related to termination benefits provided to employees who accepted voluntary retirement and special termination benefits provided to certain employees upon future separation as well as $0.2 million related to curtailment charges for its U.S. defined benefit pension and U.S retiree medical plans.

The following table summarizes the activity related to liabilities associated with the restructuring and other charges during the six months ended March 30, 2013 (in millions):

Amounts reserved for restructuring and other charges at September 30, 2012	$10.2
Restructuring and other charges	0.2
Payments and other	(4.1)
Amounts reserved for restructuring and other charges at March 30, 2013	$6.3

A portion of the amounts reserved as of March 30, 2013 will be paid out over the course of fiscal 2013. Included in the restructuring reserves is $3.8 million that is classified as long-term. Payments against the long-term reserves will be incurred as the employees covered by the 2011 restructuring plan retire.
NOTE 5. INVENTORIES
Inventories consisted of the following for each of the periods presented:

	MARCH 30, 2013	MARCH 31, 2012	SEPTEMBER 30, 2012
	(In millions)
Finished goods	$410.3	$397.1	$224.6
Work-in-process	53.6	43.5	48.3
Raw materials	149.1	161.0	142.0
Total inventories	$613.0	$601.6	$414.9

Adjustments to reflect inventories at net realizeable values were $18.5 million at March 30, 2013, $26.5 million at March 31, 2012 and $21.0 million at September 30, 2012.
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
In consideration for the rights granted to the Company under the Marketing Agreement for North America, the Company was required to pay a marketing fee of $32 million to Monsanto. The Company has deferred this amount on the basis that the payment will provide a future benefit through commissions that will be earned under the Marketing Agreement. The economic useful life over which the marketing fee is being amortized is 20 years, with a remaining amortization period of less than six years as of March 30, 2013.
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

The gross commission earned under the Marketing Agreement, the contribution payments to Monsanto and the amortization of the initial marketing fee paid to Monsanto are included in the calculation of net sales in the Company’s Consolidated Statements of Operations. The elements of the net commission and reimbursements earned under the Marketing Agreement and included in “Net sales” are as follows:

	THREE MONTHS ENDED		SIX MONTHS ENDED
	MARCH 30, 2013	MARCH 31, 2012	MARCH 30, 2013	MARCH 31, 2012
	(In millions)
Gross commission	$27.4	$33.4	$27.4	$33.4
Contribution expenses	(5.0)	(5.0)	(10.0)	(10.0)
Amortization of marketing fee	(0.2)	(0.2)	(0.4)	(0.4)
Net commission income	22.2	28.2	17.0	23.0
Reimbursements associated with Marketing Agreement	20.9	23.3	34.6	41.2
Total net sales associated with Marketing Agreement	$43.1	$51.5	$51.6	$64.2
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
NOTE 7. DEBT
The components of long-term debt are as follows:

	MARCH 30, 2013	MARCH 31, 2012	SEPTEMBER 30, 2012
	(In millions)
Credit facility – revolving loans	$757.5	$837.1	$377.1
Senior Notes – 7.25%	200.0	200.0	200.0
Senior Notes – 6.625%	200.0	200.0	200.0
MARP Agreement	202.1	222.5	—
Other	11.4	9.4	5.5
	1,371.0	1,469.0	782.6
Less current portions	208.0	227.8	1.5
Total long-term debt	$1,163.0	$1,241.2	$781.1

As of March 30, 2013, there was $918.8 million of availability under the Company’s senior secured credit facility, including availability under letters of credit. Under the credit facility, the Company has the ability to issue letter of credit commitments up to $75 million. At March 30, 2013, the Company had letters of credit in the aggregate face amount of $23.7 million outstanding.
The Company was in compliance with the terms of all debt covenants at March 30, 2013. The credit facility contains, among other obligations, an affirmative covenant regarding the Company’s leverage ratio, calculated as average total indebtedness, as described in the Company’s credit facility, relative to the Company’s earnings before interest, taxes, depreciation and amortization ("EBITDA"), as adjusted pursuant to the terms of the credit facility (“Adjusted EBITDA”). Under the terms of the credit facility, the maximum leverage ratio was 3.50 as of March 30, 2013. The Company’s leverage ratio was 3.24 at March 30, 2013. The Company’s credit facility also includes an affirmative covenant regarding its interest coverage ratio. Interest coverage ratio is calculated as Adjusted EBITDA divided by interest expense, as described in the credit facility, and excludes costs related to refinancings. Under the terms of the credit facility, the minimum interest coverage ratio was 3.50 for the twelve months ended March 30, 2013. The Company’s interest coverage ratio was 4.45 for the twelve months ended March 30, 2013.
The Company accounts for the sale of receivables under the Master Accounts Receivable Purchase Agreement ("2012 MARP Agreement") as short-term debt and continues to carry the receivables on its Consolidated Balance Sheet, primarily as a result of the Company’s right to repurchase receivables sold. Refer to "NOTE 11. DEBT" in the Company's Form 10-K for the year ended September 30, 2012 for more information regarding the 2012 MARP Agreement. There were $202.1 million in borrowings under the MARP Agreements as of March 30, 2013 and $222.5 million as of March 31, 2012.
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
7.25% Senior Notes
The fair value of Scotts Miracle-Gro’s 7.25% Senior Notes due 2018 (the “7.25% Senior Notes”) can be determined based on the trading of the 7.25% Senior Notes in the open market. The difference between the carrying value and the fair value of the 7.25% Senior Notes represents the premium or discount on that date. Based on the trading value on or around March 30, 2013, March 31, 2012 and September 30, 2012, the fair value of the 7.25% Senior Notes was approximately $214.0 million, $216.0 million and $212.0 million, respectively. The fair value measurement for the 7.25% Senior Notes was classified in Level 1 of the fair value hierarchy.
6.625% Senior Notes
The fair value of Scotts Miracle-Gro’s 6.625% Senior Notes due 2020 (the “6.625% Senior Notes”) can be determined based on the trading of the 6.625% Senior Notes in the open market. The difference between the carrying value and the fair value of the 6.625% Senior Notes represents the premium or discount on that date. Based on the trading value on or around March 30, 2013, March 31, 2012 and September 30, 2012, the fair value of the 6.625% Senior Notes was approximately $219.1 million, $212.0 million and $217.5 million, respectively. The fair value measurement for the 6.625% Senior Notes was classified in Level 1 of the fair value hierarchy.
Interest Rate Swap Agreements
At March 30, 2013, March 31, 2012 and September 30, 2012, the Company had outstanding interest rate swap agreements with major financial institutions that effectively converted a portion of the Company’s variable-rate debt to a fixed rate. The swap agreements had a total U.S. dollar equivalent notional amount of $1,100 million, $700 million and $700.0 million at March 30, 2013, March 31, 2012 and September 30, 2012, respectively. Interest payments made between the effective date and expiration date are hedged by the swap agreements, except as noted below. The notional amount, effective date, expiration date and rate of each of these swap agreements are shown in the table below.

Notional Amount (in millions)		Effective Date (a)	Expiration Date	Fixed Rate
50		2/14/2012	2/14/2016	3.78%
150	(b)	2/7/2012	5/7/2016	2.42%
150	(c)	11/16/2009	5/16/2016	3.26%
50	(b)	2/16/2010	5/16/2016	3.05%
100	(b)	2/21/2012	5/23/2016	2.40%
150	(c)	12/20/2011	6/20/2016	2.61%
50	(d)	12/6/2012	9/6/2017	2.96%
150	(b)	2/7/2017	5/7/2019	2.12%
50	(b)	2/7/2017	5/7/2019	2.25%
200	(c)	12/20/2016	6/20/2019	2.13%

(a)	The effective date refers to the date on which interest payments were, or will be, first hedged by the applicable swap agreement.

(b)	Interest payments made during the three-month period of each year that begins with the month and day of the effective date are hedged by the swap agreement.

(c)	Interest payments made during the six-month period of each year that begins with the month and day of the effective date are hedged by the swap agreement.

(d)	Interest payments made during the nine-month period of each year that begins with the month and day of the effective date are hedged by the swap agreement.
Accounts Receivable Pledged
The interest rate on the short-term debt associated with accounts receivable pledged under the 2012 MARP Agreement fluctuates with the applicable LIBOR rate and thus the carrying value is a reasonable estimate of fair value. The fair value measurement for the MARP agreement was classified in Level 2 of the fair value hierarchy.
NOTE 8. RETIREMENT AND RETIREE MEDICAL PLANS
The following summarizes the components of net periodic benefit cost for the retirement and retiree medical plans sponsored by the Company:

	THREE MONTHS ENDED
	MARCH 30, 2013			MARCH 31, 2012
	U.S. Pension	International Pension	U.S. Medical	U.S. Pension	International Pension	U.S. Medical
	(In millions)
Service cost	$—	$0.4	$0.1	$—	$0.3	$0.1
Interest cost	1.0	2.5	0.3	1.2	2.6	0.4
Expected return on plan assets	(1.3)	(2.7)	—	(1.4)	(2.5)	—
Net amortization	1.2	0.4	0.1	1.2	0.3	—
Net periodic benefit cost	$0.9	$0.6	$0.5	$1.0	$0.7	$0.5

	SIX MONTHS ENDED
	MARCH 30, 2013			MARCH 31, 2012
	U.S. Pension	International Pension	U.S. Medical	U.S. Pension	International Pension	U.S. Medical
	(In millions)
Service cost	$—	$0.8	$0.2	$—	$0.7	$0.2
Interest cost	2.0	5.0	0.6	2.3	5.3	0.8
Expected return on plan assets	(2.6)	(5.4)	—	(2.8)	(5.1)	—
Net amortization	2.4	0.8	0.2	2.5	0.5	0.1
Curtailment loss	—	—	—	0.2	—	—
Net periodic benefit cost	$1.8	$1.2	$1.0	$2.2	$1.4	$1.1

NOTE 9. SHAREHOLDERS' EQUITY
During the six months ended March 30, 2013, Scotts Miracle-Gro did not repurchase any Common Shares under the $700 million shares repurchase program approved by Scotts Miracle-Gro's Board of Directors. Since inception of the program in the fourth quarter of fiscal 2010 through March 30, 2013, Scotts Miracle-Gro has repurchased 7.8 million Common Shares for $401.2 million to be held in treasury.
Share-Based Awards
The following is a summary of the share-based awards granted during the periods indicated:

	SIX MONTHS ENDED
	MARCH 30, 2013	MARCH 31, 2012
Employees
Stock options	—	464,061
Restricted stock units	129,069	106,844
Performance units	178,321	110,079
Board of Directors
Deferred stock units	29,443	27,259
Total share-based awards	336,833	708,243

Aggregate fair value at grant dates (in millions)	$15.2	$17.0

Total share-based compensation recognized was as follows for the periods indicated:

	THREE MONTHS ENDED		SIX MONTHS ENDED
	MARCH 30, 2013	MARCH 31, 2012	MARCH 30, 2013	MARCH 31, 2012
	(In millions)
Share-based compensation	$6.6	$7.3	$8.5	$8.9
Tax benefit recognized	2.5	2.8	3.3	3.4

As of March 30, 2013, total unrecognized compensation cost related to non-vested share-based awards amounted to $15.3 million. This cost is expected to be recognized over a weighted-average period of 2.1 years. The tax benefit realized from the tax deductions associated with the exercise of share-based awards and the vesting of restricted stock totaled $1.1 million for the first six months of fiscal 2013.
A maximum of 26.5 million Common Shares are available for issuance under share-based award plans. At March 30, 2013, approximately 3.2 million Common Shares were not subject to outstanding awards and were available to underlie the grant of new share-based awards.

Stock Options/SARs
Aggregate stock options and SARs activity consisted of the following (stock options/SARs in millions):

	No. of Options/SARs	WTD. Avg. Exercise Price
Awards outstanding at September 30, 2012	3.3	$37.28
Granted	—	—
Exercised	(0.1)	28.28
Forfeited	(0.1)	49.56
Awards outstanding at March 30, 2013	3.1	37.38
Exercisable	2.3	33.44

The following summarizes certain information pertaining to stock options and SAR awards outstanding and exercisable at March 30, 2013 (stock options/SARs in millions):

			Awards Outstanding			Awards Exercisable
Range of Exercise Price			No. of Options/SARs	WTD. Avg. Remaining Life	WTD. Avg. Exercise Price	No. of Options/SARS	WTD. Avg. Remaining Life	WTD. Avg. Exercise Price
$20.12	-	$21.65	0.3	5.5	$21.65	0.3	5.5	$21.65
$24.45	-	$28.72	0.3	0.8	25.32	0.3	0.8	25.32
$29.01	-	$31.62	0.3	1.9	29.18	0.3	1.9	29.18
$33.25	-	$37.48	0.3	2.6	35.83	0.3	2.6	35.83
$37.89	-	$38.90	0.7	4.0	38.57	0.7	4.0	38.57
$40.81	-	$51.73	1.2	7.2	47.07	0.4	5.0	42.55
			3.1	4.7	$37.38	2.3	3.6	$33.44

The intrinsic values of the stock options and SAR awards outstanding and exercisable at March 30, 2013 were as follows:

(In millions)
Outstanding	$23.1
Exercisable	23.1

During the six months ended March 30, 2013, the total intrinsic value of stock options exercised was $2.1 million. Cash received from the exercise of stock options for the six months ended March 30, 2013 was $2.7 million.

Restricted share-based awards
Restricted share-based award activity (including restricted stock, restricted stock units and deferred stock units) was as follows:

	No. of Shares	WTD. Avg. Grant Date Fair Value per Share
Awards outstanding at September 30, 2012	497,199	$45.75
Granted	158,512	44.90
Vested	(216,387)	39.30
Forfeited	(17,896)	46.94
Awards outstanding at March 30, 2013	421,428	48.69

For the six months ended March 30, 2013, the total fair value of restricted stock units vested was $8.4 million.

Performance-based awards
Performance-based award activity was as follows:

	No. of Units	WTD. Avg. Grant Date Fair Value per Unit
Awards outstanding at September 30, 2012	149,709	$48.81
Granted	178,321	45.06
Vested	—	—
Forfeited	(41,587)	45.48
Awards outstanding at March 30, 2013	286,443	46.96
NOTE 10. INCOME TAXES
The effective tax rate related to continuing operations for the six months ended March 30, 2013, was 36.9%, compared to 37.1% for the six months ended March 31, 2012. The effective tax rate related to continuing operations for the three months ended March 30, 2013, was 35.6%, compared to 36.5% for the three months ended March 31, 2012. The effective tax rate used for interim reporting purposes is based on management’s best estimate of factors impacting the effective tax rate for the full fiscal year. An allocation of the income tax expense has been separately determined to report the discontinued operations, net of tax. There can be no assurance that the effective tax rate estimated for interim financial reporting purposes will approximate the effective tax rate determined at fiscal year end.
The American Taxpayer Relief Act of 2012 (the "Act") was signed into law on January 2, 2013 and is therefore effective for the Company's second quarter of 2013 financial results. Management has included in its calculation of taxes its best estimate of the extensions of certain expired or expiring tax provisions, including a retroactive extension of the credit for certain research and experimentation expenses, extension of alternative fuel credits and an extension of fifty percent bonus depreciation for qualified property. There was no material change to the Company's consolidated financial position, results of operations or cash flows as a result of the Act.
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
Regulatory Matters
At March 30, 2013, $3.7 million was accrued in the “Other liabilities” line in the Condensed Consolidated Balance Sheet for compliance-related environmental actions, the majority of which is for site remediation. The amounts accrued are believed to be adequate to cover such known environmental exposures based on current facts and estimates of likely outcomes. Although it is possible that the costs to resolve such known environmental exposures will exceed the amounts accrued, any variation from accrued amounts is not expected to be material.
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
Exchange Rate Risk Management
The Company periodically uses foreign currency swap contracts to manage the exchange rate risk associated with intercompany loans with foreign subsidiaries that are denominated in local currencies. At March 30, 2013, the notional amount of outstanding foreign currency swap contracts was $266.8 million, with a fair value of $7.1 million. At March 31, 2012, the notional amount of outstanding foreign currency swap contracts was $243.1 million, with a negative fair value of $1.5 million. The fair value of foreign currency swap contracts is determined based on changes in spot rates. The contracts will mature over the next fiscal year. At September 30, 2012, the notional amount of outstanding foreign currency swap contracts was $61.8 million, with a negative fair value of $1.0 million. The fair value of foreign currency swap contracts is determined based on changes in spot rates. The contracts will mature over the next fiscal year.
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
At March 30, 2013, March 31, 2012 and September 30, 2012, the Company had outstanding interest rate swap agreements with major financial institutions that effectively converted a portion of the Company’s variable-rate debt to a fixed rate. The swap agreements had a total U.S. dollar equivalent notional amount of $1,100 million at March 30, 2013 and $700 million at March 31, 2012 and September 30, 2012. Included in the AOCI balance at March 30, 2013 was a loss of $3.9 million related to interest rate swap agreements that is expected to be reclassified to earnings during the next 12 months, consistent with the timing of the underlying hedged transactions.
Commodity Price Risk Management
The Company had outstanding hedging arrangements at March 30, 2013 designed to fix the price of a portion of its projected future urea requirements. The contracts are designated as hedges of the Company’s exposure to future cash flow fluctuations associated with the cost of urea. The objective of the hedges is to mitigate the earnings and cash flow volatility attributable to the risk of changing prices. Unrealized gains or losses in the fair value of these contracts are recorded to the AOCI within the Condensed Consolidated Balance Sheets. Realized gains or losses remain as a component of AOCI until the related inventory is sold. Upon sale of the underlying inventory, the gain or loss is reclassified to cost of sales. Included in the AOCI balance at March 30, 2013 was a loss of $0.4 million related to urea derivatives that is expected to be reclassified to earnings during the next 12 months, consistent with the timing of the underlying hedged transactions.
Periodically, the Company also uses derivatives to partially mitigate the effect of fluctuating diesel and gasoline costs on operating results. Any such derivatives that do not qualify for hedge accounting treatment in accordance with GAAP are recorded at fair value, with unrealized gains and losses on open contracts and realized gains or losses on settled contracts recorded as an element of cost of sales. Unrealized gains or losses in the fair value of contracts that do qualify for hedge accounting are recorded in AOCI except for any ineffective portion of the change in fair value, which is immediately recorded in earnings. For the effective portion of the change in fair value, realized gains or losses remain as a component of AOCI until the related fuel is consumed. Upon consumption of the fuel, the gain or loss is reclassified to cost of sales. Included in the AOCI balance at March 30, 2013 was a gain of $0.1 million related to fuel derivatives that is expected to be reclassified to earnings during the next 12 months, consistent with the timing of the underlying hedged transactions.

The Company had the following outstanding commodity contracts that were entered into to hedge forecasted purchases:

Commodity	MARCH 30, 2013	MARCH 31, 2012	SEPTEMBER 30, 2012
Urea	22,500 tons	9,000 tons	34,500 tons
Diesel	3,738,000 gallons	3,234,000 gallons	6,552,000 gallons
Gasoline	644,000 gallons	217,000 gallons	224,000 gallons
Heating Oil	2,856,000 gallons	1,386,000 gallons	5,208,000 gallons
Fair Values of Derivative Instruments
The fair values of the Company’s derivative instruments were as follows:

		ASSETS / (LIABILITIES)
DERIVATIVES DESIGNATED AS HEDGING INSTRUMENTS		MARCH 30, 2013	MARCH 31, 2012	SEPTEMBER 30, 2012
	BALANCE SHEET LOCATION	FAIR VALUE
		(In millions)
Interest rate swap agreements	Other current liabilities	$(8.2)	$(6.7)	$(8.2)
	Other liabilities	(17.6)	(17.7)	(20.6)
Commodity hedging instruments	Prepaid and other current assets	0.3	1.4	1.0
	Other current liabilities	(0.2)	—	—
Total derivatives designated as hedging instruments		$(25.7)	$(23.0)	$(27.8)

DERIVATIVES NOT DESIGNATED AS HEDGING INSTRUMENTS
Foreign currency swap contracts	Prepaid and other current assets	$7.3	$—	$—
	Other current liabilities	(0.2)	(1.5)	(1.0)
Commodity hedging instruments	Prepaid and other current assets	0.3	0.9	1.0
Total derivatives not designated as hedging instruments		$7.4	$(0.6)	$—
Total derivatives		$(18.3)	$(23.6)	$(27.8)

The effect of derivative instruments on AOCI and the Condensed Consolidated Statements of Operations was as follows:

DERIVATIVES IN CASH FLOW HEDGING RELATIONSHIPS	AMOUNT OF GAIN / (LOSS) RECOGNIZED IN AOCI
	THREE MONTHS ENDED		SIX MONTHS ENDED
	MARCH 30, 2013	MARCH 31, 2012	MARCH 30, 2013	MARCH 31, 2012
	(In millions)
Interest rate swap agreements	$(1.0)	$(2.4)	$(1.9)	$(4.6)
Commodity hedging instruments	—	2.2	(1.0)	0.8
Total	$(1.0)	$(0.2)	$(2.9)	$(3.8)

DERIVATIVES IN CASH FLOW HEDGING RELATIONSHIPS	RECLASSIFIED FROM AOCI INTO STATEMENT OF OPERATIONS	AMOUNT OF GAIN / (LOSS)
		THREE MONTHS ENDED		SIX MONTHS ENDED
		MARCH 30, 2013	MARCH 31, 2012	MARCH 30, 2013	MARCH 31, 2012
		(In millions)
Interest rate swap agreements	Interest expense	$(3.5)	$(4.0)	$(4.7)	$(7.1)
Commodity hedging instruments	Cost of sales	0.1	0.9	0.2	1.0
Total		$(3.4)	$(3.1)	$(4.5)	$(6.1)

DERIVATIVES NOT DESIGNATED AS HEDGING INSTRUMENTS	RECOGNIZED IN STATEMENT OF OPERATIONS	AMOUNT OF GAIN / (LOSS)
		THREE MONTHS ENDED		SIX MONTHS ENDED
		MARCH 30, 2013	MARCH 31, 2012	MARCH 30, 2013	MARCH 31, 2012
		(In millions)
Foreign currency swap contracts	Interest expense	$11.2	$(5.0)	$9.6	$1.7
Commodity hedging instruments	Cost of sales	0.4	1.5	(0.1)	1.9
Total		$11.6	$(3.5)	$9.5	$3.6
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

The following table presents the Company’s financial assets and liabilities measured at fair value on a recurring basis at March 30, 2013:

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Unobservable Inputs (Level 3)	Total
	(In millions)
Assets
Cash equivalents	$78.3	$—	$—	$78.3
Derivatives
Foreign currency swap contracts	—	7.3	—	7.3
Commodity hedging instruments	—	0.6	—	0.6
Other	6.8	—	—	6.8
Total	$85.1	$7.9	$—	$93.0
Liabilities
Derivatives
Interest rate swap agreements	$—	$(25.8)	$—	$(25.8)
Foreign currency swap contracts	—	(0.2)	—	(0.2)
Commodity hedging instruments	—	(0.2)	—	(0.2)
Total	$—	$(26.2)	$—	$(26.2)
The following table presents the Company’s financial assets and liabilities measured at fair value on a recurring basis at March 31, 2012:

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Unobservable Inputs (Level 3)	Total
	(In millions)
Assets
Cash equivalents	$86.2	$—	$—	$86.2
Derivatives
Commodity hedging instruments	—	2.3	—	2.3
Other	6.8	—	—	6.8
Total	$93.0	$2.3	$—	$95.3
Liabilities
Derivatives
Interest rate swap agreements	$—	$(24.4)	$—	$(24.4)
Foreign currency swap contracts	—	(1.5)	—	(1.5)
Total	$—	$(25.9)	$—	$(25.9)

The following table presents the Company’s financial assets and liabilities measured at fair value on a recurring basis at September 30, 2012:

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Unobservable Inputs (Level 3)	Total
	(In millions)
Assets
Cash equivalents	$41.1	$—	$—	$41.1
Derivatives
Commodity hedging instruments	—	2.0	—	2.0
Other	6.4	—	—	6.4
Total	$47.5	$2.0	$—	$49.5
Liabilities
Derivatives
Interest rate swap agreements	$—	$(28.8)	$—	$(28.8)
Commodity hedging instruments	—	(1.0)	—	(1.0)
Total	$—	$(29.8)	$—	$(29.8)
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
Corporate & Other consists of revenues and expenses associated with the Company’s supply agreements with Israel Chemicals, Ltd. ("ICL") and the amortization related to the Roundup® Marketing Agreement, as well as corporate, general and administrative expenses and certain other income/expense items not allocated to the business segments. Corporate & Other assets primarily include deferred financing and debt issuance costs and corporate intangible assets, as well as deferred tax assets.

The following tables present summarized financial information concerning the Company’s reportable segments for the periods indicated:

	THREE MONTHS ENDED		SIX MONTHS ENDED
	MARCH 30, 2013	MARCH 31, 2012	MARCH 30, 2013	MARCH 31, 2012
	(In millions)
Net sales:
Global Consumer	$974.6	$1,119.6	$1,127.8	$1,268.7
Scotts LawnService®	32.9	35.9	77.7	73.5
Segment total	1,007.5	1,155.5	1,205.5	1,342.2
Corporate & Other	12.1	14.9	19.9	27.8
Consolidated	$1,019.6	$1,170.4	$1,225.4	$1,370.0
Income (loss) from continuing operations before income taxes:
Global Consumer	$220.1	$275.2	$151.4	$205.7
Scotts LawnService®	(17.0)	(12.9)	(17.9)	(17.5)
Segment total	203.1	262.3	133.5	188.2
Corporate & Other	(27.3)	(34.6)	(47.5)	(54.3)
Intangible asset amortization	(2.5)	(2.0)	(5.0)	(4.5)
Product registration and recall matters	—	(3.5)	—	(3.8)
Impairment, restructuring and other	(0.2)	(5.1)	0.2	(7.5)
Interest expense	(17.9)	(17.9)	(31.1)	(33.2)
Consolidated	$155.2	$199.2	$50.1	$84.9

	MARCH 30, 2013	MARCH 31, 2012	SEPTEMBER 30, 2012
	(In millions)
Total assets:
Global Consumer	$2,517.1	$2,629.2	$1,676.4
Scotts LawnService®	180.1	175.2	181.5
Corporate & Other	199.7	265.3	216.5
Consolidated	$2,896.9	$3,069.7	$2,074.4

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
The following information presents Condensed Consolidating Statements of Operations for the three and six months ended March 30, 2013 and March 31, 2012, Condensed Consolidating Statements of Comprehensive Income for the three and six months ended March 30, 2013 and March 31, 2012, Condensed Consolidating Statements of Cash Flows for the six months ended March 30, 2013 and March 31, 2012, and Condensed Consolidating Balance Sheets as of March 30, 2013, March 31, 2012 and September 30, 2012. The condensed consolidating financial information presents, in separate columns, financial information for: Scotts Miracle-Gro on a Parent-only basis, carrying its investment in subsidiaries under the equity method; Guarantors on a combined basis, carrying their investments in subsidiaries which do not guarantee the debt (collectively, the “Non-Guarantors”) under the equity method; Non-Guarantors on a combined basis; and eliminating entries. The eliminating entries primarily reflect intercompany transactions, such as interest expense, accounts receivable and payable, short and long-term debt, and the elimination of equity investments and income in subsidiaries. Because the Parent is obligated to pay the unpaid principal amount and interest on all amounts borrowed by the Guarantors or Non-Guarantors under the credit facility (and was obligated to pay the unpaid principal amount and interest on all amounts borrowed by the Guarantors and Non-Guarantors under the previous senior secured five-year revolving loan facility), the borrowings and related interest expense for the loans outstanding of the Guarantors and Non-Guarantors are also presented in the accompanying Parent-only financial information, and are then eliminated.

THE SCOTTS MIRACLE-GRO COMPANY
Condensed Consolidating Statement of Operations
for the three months ended March 30, 2013
(In millions)
(Unaudited)

	Parent	Subsidiary Guarantors	Non- Guarantors	Eliminations	Consolidated
Net sales	$—	$843.8	$175.8	$—	$1,019.6
Cost of sales	—	523.3	117.5	—	640.8
Cost of sales—impairment, restructuring and other	—	—	0.1	—	0.1
Gross profit	—	320.5	58.2	—	378.7
Operating expenses:
Selling, general and administrative	—	165.2	41.8	—	207.0
Impairment, restructuring and other	—	—	0.1	—	0.1
Other income, net	—	(0.6)	(0.9)	—	(1.5)
Income from operations	—	155.9	17.2	—	173.1
Equity income in subsidiaries	(107.7)	(10.8)	—	118.5	—
Other non-operating income	(8.3)	—	—	8.3	—
Interest expense	16.3	9.3	0.6	(8.3)	17.9
Income from continuing operations before income taxes	99.7	157.4	16.6	(118.5)	155.2
Income tax expense (benefit) from continuing operations	(0.3)	49.7	5.9	—	55.3
Income from continuing operations	100.0	107.7	10.7	(118.5)	99.9
Income from discontinued operations, net of tax	—	0.1	—	—	0.1
Net income	$100.0	$107.8	$10.7	$(118.5)	$100.0

THE SCOTTS MIRACLE-GRO COMPANY
Condensed Consolidating Statement of Operations
for the six months ended March 30, 2013
(In millions)
(Unaudited)

	Parent	Subsidiary Guarantors	Non- Guarantors	Eliminations	Consolidated
Net sales	$—	$997.1	$228.3	$—	$1,225.4
Cost of sales	—	655.2	160.3	—	815.5
Cost of sales—impairment, restructuring and other	—	—	0.1	—	0.1
Gross profit	—	341.9	67.9	—	409.8
Operating expenses:
Selling, general and administrative	—	263.0	68.5	—	331.5
Impairment, restructuring and other	—	(0.4)	0.1	—	(0.3)
Other income, net	—	(1.5)	(1.1)	—	(2.6)
Income from operations	—	80.8	0.4	—	81.2
Equity income (loss) in subsidiaries	(47.8)	1.0	—	46.8	—
Other non-operating income	(12.3)	—	—	12.3	—
Interest expense	28.3	13.1	1.9	(12.2)	31.1
Income (loss) from continuing operations before income taxes	31.8	66.7	(1.5)	(46.9)	50.1
Income tax expense (benefit) from continuing operations	(0.5)	19.6	(0.6)	—	18.5
Income (loss) from continuing operations	32.3	47.1	(0.9)	(46.9)	31.6
Income from discontinued operations, net of tax	—	0.7	—	—	0.7
Net income (loss)	$32.3	$47.8	$(0.9)	$(46.9)	$32.3

THE SCOTTS MIRACLE-GRO COMPANY
Condensed Consolidated Statements of Comprehensive Income
for the three months ended March 30, 2013
(In millions)
(Unaudited)

	Parent	Subsidiary Guarantors	Non- Guarantors	Eliminations	Consolidated
Net income	$100.0	$107.8	$10.7	$(118.5)	$100.0
Other comprehensive income (loss), net of tax:
Net foreign currency translation adjustment	—	—	(1.2)	—	(1.2)
Net change in derivatives	2.5	(0.1)	—	—	2.4
Net change in pension and other post retirement benefits	—	0.7	2.3	—	3.0
Total other comprehensive income	2.5	0.6	1.1	—	4.2
Comprehensive income	$102.5	$108.4	$11.8	$(118.5)	$104.2

THE SCOTTS MIRACLE-GRO COMPANY
Condensed Consolidated Statements of Comprehensive Income
for the six months ended March 30, 2013
(In millions)
(Unaudited)

	Parent	Subsidiary Guarantors	Non- Guarantors	Eliminations	Consolidated
Net income (loss)	$32.3	$47.8	$(0.9)	$(46.9)	$32.3
Other comprehensive income (loss), net of tax:
Net foreign currency translation adjustment	—	—	(4.9)	—	(4.9)
Net change in derivatives	2.8	(1.2)	—	—	1.6
Net change in pension and other post retirement benefits	—	2.0	2.2	—	4.2
Total other comprehensive income (loss)	2.8	0.8	(2.7)	—	0.9
Comprehensive income (loss)	$35.1	$48.6	$(3.6)	$(46.9)	$33.2

THE SCOTTS MIRACLE-GRO COMPANY
Condensed Consolidating Statement of Cash Flows
for the six months ended March 30, 2013
(In millions)
(Unaudited)

	Parent	Subsidiary Guarantors	Non- Guarantors	Eliminations	Consolidated
NET CASH PROVIDED BY (USED) IN OPERATING ACTIVITIES	$41.9	$(581.8)	$(5.4)	$—	$(545.3)

INVESTING ACTIVITIES
Proceeds from sale of long-lived assets	—	0.1	—	—	0.1
Investments in property, plant and equipment	—	(30.3)	(4.3)	—	(34.6)
Investment in acquired business, net of cash acquired	—	(3.2)	—	—	(3.2)
Net cash provided by (used in) investing activities	—	(33.4)	(4.3)	—	(37.7)

FINANCING ACTIVITIES
Borrowings under revolving and bank lines of credit	—	949.7	217.1	—	1,166.8
Repayments under revolving and bank lines of credit	—	(112.0)	(460.9)	—	(572.9)
Dividends paid	(40.6)	—	—	—	(40.6)
Payments on seller notes	—	(0.8)	—	—	(0.8)
Excess tax benefits from share-based payment arrangements	—	0.7	—	—	0.7
Cash received from the exercise of stock options	2.7	—	—	—	2.7
Intercompany financing	(4.0)	(222.1)	226.1	—	—
Net cash provided by (used in) financing activities	(41.9)	615.5	(17.7)	—	555.9
Effect of exchange rate changes on cash	—	—	(5.7)	—	(5.7)
Net increase (decrease) in cash and cash equivalents	—	0.3	(33.1)	—	(32.8)
Cash and cash equivalents, beginning of period	—	2.6	129.3	—	131.9
Cash and cash equivalents, end of period	$—	$2.9	$96.2	$—	$99.1

THE SCOTTS MIRACLE-GRO COMPANY
Condensed Consolidating Balance Sheet
As of March 30, 2013
(In millions)
(Unaudited)

	Parent	Subsidiary Guarantors	Non- Guarantors	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$—	$2.9	$96.2	$—	$99.1
Accounts receivable, net	—	497.6	216.3	—	713.9
Accounts receivable pledged	—	252.7	—	—	252.7
Inventories	—	492.9	120.1	—	613.0
Prepaid and other current assets	—	115.4	42.6	—	158.0
Total current assets	—	1,361.5	475.2	—	1,836.7
Property, plant and equipment, net	—	368.1	49.7	—	417.8
Goodwill	—	313.8	0.7	—	314.5
Intangible assets, net	—	259.1	40.1	—	299.2
Other assets	26.5	11.5	30.2	(39.5)	28.7
Equity investment in subsidiaries	849.1	—	—	(849.1)	—
Intercompany assets	921.2	185.2	—	(1,106.4)	—
Total assets	$1,796.8	$2,499.2	$595.9	$(1,995.0)	$2,896.9

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current portion of debt	$—	$204.3	$3.7	$—	$208.0
Accounts payable	—	250.6	76.9	—	327.5
Other current liabilities	15.5	234.5	102.7	—	352.7
Total current liabilities	15.5	689.4	183.3	—	888.2
Long-term debt	1,157.5	736.6	26.4	(757.5)	1,163.0
Other liabilities	16.9	213.7	47.7	(39.5)	238.8
Equity investment in subsidiaries	—	180.7	—	(180.7)	—
Intercompany liabilities	—	—	348.9	(348.9)	—
Total liabilities	1,189.9	1,820.4	606.3	(1,326.6)	2,290.0
Shareholders’ equity	606.9	678.8	(10.4)	(668.4)	606.9
Total liabilities and shareholders’ equity	$1,796.8	$2,499.2	$595.9	$(1,995.0)	$2,896.9

THE SCOTTS MIRACLE-GRO COMPANY
Condensed Consolidating Statement of Operations
for the three months ended March 31, 2012
(In millions)
(Unaudited)

	Parent	Subsidiary Guarantors	Non- Guarantors	Eliminations	Consolidated
Net sales	$—	$959.5	$210.9	$—	$1,170.4
Cost of sales	—	572.2	136.3	—	708.5
Cost of sales—product registration and recall matters	—	0.2	—	—	0.2
Gross profit	—	387.1	74.6	—	461.7
Operating expenses:
Selling, general and administrative	—	189.3	47.6	—	236.9
Impairment, restructuring and other	—	5.4	(0.3)	—	5.1
Product registration and recall matters	—	3.3	—	—	3.3
Other income, net	—	(0.2)	(0.5)	—	(0.7)
Income from operations	—	189.3	27.8	—	217.1
Equity income in subsidiaries	(134.9)	(16.9)	—	151.8	—
Other non-operating income	(9.3)	—	—	9.3	—
Interest expense	17.3	8.7	1.2	(9.3)	17.9
Income from continuing operations before income taxes	126.9	197.5	26.6	(151.8)	199.2
Income tax expense (benefit) from continuing operations	(0.3)	63.3	9.7	—	72.7
Income from continuing operations	127.2	134.2	16.9	(151.8)	126.5
Income from discontinued operations, net of tax	—	0.7	—	—	0.7
Net income	$127.2	$134.9	$16.9	$(151.8)	$127.2

THE SCOTTS MIRACLE-GRO COMPANY
Condensed Consolidating Statement of Operations
for the six months ended March 31, 2012
(In millions)
(Unaudited)

	Parent	Subsidiary Guarantors	Non- Guarantors	Eliminations	Consolidated
Net sales	$—	$1,105.0	$265.0	$—	$1,370.0
Cost of sales	—	704.6	177.9	—	882.5
Cost of sales—product registration and recall matters	—	0.2	—	—	0.2
Gross profit	—	400.2	87.1	—	487.3
Operating expenses:
Selling, general and administrative	—	284.5	75.0	—	359.5
Impairment, restructuring and other	—	7.8	(0.4)	—	7.4
Product registration and recall matters	—	3.6	—	—	3.6
Other income, net	—	(0.5)	(0.8)	—	(1.3)
Income from operations	—	104.8	13.3	—	118.1
Equity income in subsidiaries	(68.7)	(7.2)	—	75.9	—
Other non-operating income	(15.6)	—	—	15.6	—
Interest expense	31.5	15.3	2.0	(15.6)	33.2
Income from continuing operations before income taxes	52.8	96.7	11.3	(75.9)	84.9
Income tax expense (benefit) from continuing operations	(0.5)	27.9	4.1	—	31.5
Income from continuing operations	53.3	68.8	7.2	(75.9)	53.4
Loss from discontinued operations, net of tax	—	(0.1)	—	—	(0.1)
Net income	$53.3	$68.7	$7.2	$(75.9)	$53.3

THE SCOTTS MIRACLE-GRO COMPANY
Condensed Consolidated Statements of Comprehensive Income
for the three months ended March 31, 2012
(In millions)
(Unaudited)

	Parent	Subsidiary Guarantors	Non- Guarantors	Eliminations	Consolidated
Net income	$127.2	$134.9	$16.9	$(151.8)	$127.2
Other comprehensive income (loss), net of tax:
Net foreign currency translation adjustment	—	—	(1.4)	—	(1.4)
Net change in derivatives	1.7	1.2	—	—	2.9
Net change in pension and other post retirement benefits	—	0.7	(0.5)	—	0.2
Total other comprehensive income (loss)	1.7	1.9	(1.9)	—	1.7
Comprehensive income	$128.9	$136.8	$15.0	$(151.8)	$128.9

THE SCOTTS MIRACLE-GRO COMPANY
Condensed Consolidated Statements of Comprehensive Income
for the six months ended March 31, 2012
(In millions)
(Unaudited)

	Parent	Subsidiary Guarantors	Non- Guarantors	Eliminations	Consolidated
Net income	$53.3	$68.7	$7.2	$(75.9)	$53.3
Other comprehensive income (loss), net of tax:
Net foreign currency translation adjustment	—	—	(4.9)	—	(4.9)
Net change in derivatives	2.5	(0.2)	—	—	2.3
Net change in pension and other post retirement benefits	—	1.5	0.6	—	2.1
Total other comprehensive income (loss)	2.5	1.3	(4.3)	—	(0.5)
Comprehensive income	$55.8	$70.0	$2.9	$(75.9)	$52.8

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
Due to the nature of the lawn and garden business, significant portions of our products ship to our retail customers during our second and third fiscal quarters, as noted in the chart below. Our annual sales are further concentrated in the second and third fiscal quarters by retailers who rely on our ability to deliver products closer to when consumers buy our products, thereby reducing retailers’ pre-season inventories. For fiscal 2013, the Company expects the percent of total annual net sales from continuing operations for the second and third quarters to be in-line with fiscal 2010 and years prior.

	Percent of Net Sales from Continuing Operations by Quarter
	2012	2011	2010
First Quarter	7.1%	8.1%	8.6%
Second Quarter	41.4%	40.1%	36.4%
Third Quarter	37.3%	37.4%	40.6%
Fourth Quarter	14.2%	14.4%	14.4%

The Scotts Miracle-Gro Board of Directors has authorized the repurchase of up to $700 million of our Common Shares through September 30, 2014. Further, on August 9, 2012, we announced that the Scotts Miracle-Gro Board of Directors had increased our quarterly dividend from $0.30 to $0.325 per Common Share. The decision to increase the amount of cash we intend to return to our shareholders reflects our continued confidence in the business and our desire to maintain a consistent capital structure. From the inception of the share repurchase program in the fourth quarter of fiscal 2010 through the second quarter of fiscal 2013, we have repurchased approximately 7.8 million of our Common Shares in open market transactions for $401.2 million.
RESULTS OF OPERATIONS
We classified our professional seed business as discontinued operations, for all periods presented, beginning in our fourth quarter of fiscal 2012. As a result, and unless specifically stated, all discussions regarding results for the three and six months ended March 30, 2013 and March 31, 2012, reflect results from our continuing operations.
The following table sets forth the components of income and expense as a percentage of net sales:

	THREE MONTHS ENDED		SIX MONTHS ENDED
	MARCH 30, 2013	MARCH 31, 2012	MARCH 30, 2013	MARCH 31, 2012
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	62.9	60.6	66.6	64.4
Cost of sales—impairment, restructuring and other	—	—	—	—
Cost of sales – product registration and recall matters	—	—	—	—
Gross profit	37.1	39.4	33.4	35.6
Operating expenses:
Selling, general and administrative	20.3	20.2	27.1	26.3
Impairment, restructuring and other	—	0.4	—	0.5
Product registration and recall matters	—	0.3	—	0.3
Other income, net	(0.1)	(0.1)	(0.2)	(0.1)
Income from operations	16.9	18.6	6.5	8.6
Interest expense	1.8	1.5	2.5	2.4
Income from continuing operations before income taxes	15.1	17.1	4.0	6.2
Income tax expense from continuing operations	5.4	6.2	1.5	2.3
Income from continuing operations	9.7	10.9	2.5	3.9
Income from discontinued operations, net of tax	—	0.1	0.1	—
Net income	9.7%	11.0%	2.6%	3.9%
Net Sales
Net sales for the three months ended March 30, 2013, were $1,019.6 million, a decrease of 12.9% from net sales of $1,170.4 million for the three months ended March 31, 2012. Net sales for the six months ended March 30, 2013, were $1,225.4 million, a decrease of 10.6% from net sales of $1,370.0 million for the six months ended March 31, 2012. The change in net sales was attributable to the following:

	THREE MONTHS ENDED	SIX MONTHS ENDED
	MARCH 30, 2013	MARCH 30, 2013
Volume	(13.6)%	(11.3)%
Pricing	0.9	0.8
Foreign exchange rates	(0.3)	(0.3)
Acquisitions	0.1	0.2
Change in net sales	(12.9)%	(10.6)%

The decrease in net sales for the three months ended March 30, 2013, was primarily driven by:

•
decreased volume in our Global Consumer segment, resulting from a decrease in U.S. and international sales within all product categories due to a delay in the start of the spring lawn and garden selling season;

•	a decrease in sales related to ICL supply agreements, which were entered into in connection with the sale of Global Pro in February 2011; and

•	an unfavorable impact of foreign exchange rates as a result of the slight strengthening of the U.S. dollar relative to other currencies.
The decrease in net sales for the six months ended March 30, 2013, was primarily driven by:

•
decreased volume in our Global Consumer segment, driven by a decrease in U.S. and international sales within all product categories due to a delay in the start of the spring lawn and garden selling season;

•	a decrease in sales related to ICL supply agreements, which were entered into in connection with the sale of Global Pro in February 2011;

•	an unfavorable impact of foreign exchange rates as a result of the slight strengthening of the U.S. dollar relative to other currencies;

•
partially offset by increased volume within our Scotts LawnService® segment due to increased customer count and a weather driven delay of sales from the fourth quarter of fiscal 2012 to the first quarter of fiscal 2013.

Cost of Sales
The following table shows the major components of cost of sales:

	THREE MONTHS ENDED		SIX MONTHS ENDED
	MARCH 30, 2013	MARCH 31, 2012	MARCH 30, 2013	MARCH 31, 2012
	(In millions)
Materials	$394.9	$447.3	$489.4	$541.0
Manufacturing labor and overhead	117.9	126.1	146.1	152.5
Distribution and warehousing	107.0	111.8	145.4	147.8
Roundup reimbursements	21.0	23.3	34.6	41.2
	$640.8	$708.5	815.5	882.5
Impairment, restructuring and other	0.1	—	0.1	—
Product registration and recall matters	—	0.2	—	0.2
	$640.9	$708.7	$815.6	$882.7

Factors contributing to the change in cost of sales are outlined in the following table:

	THREE MONTHS ENDED	SIX MONTHS ENDED
	MARCH 30, 2013	MARCH 30, 2013
	(In millions)
Material costs	$6.5	$7.6
Volume and product mix	(69.3)	(66.0)
Roundup® reimbursements	(2.3)	(6.5)
Foreign exchange rates	(2.5)	(2.1)
Change in cost of sales	$(67.7)	(67.0)
Impairment, restructuring and other	0.1	0.1
Product registration and recall matters	(0.2)	(0.2)
Change in cost of sales	$(67.8)	$(67.1)
The decrease in cost of sales, for the three and six months ended March 30, 2013, were primarily driven by:

•	decreased volume in our Global Consumer segment, resulting from a delay in the start of the spring lawn and garden selling season;

•	lower reimbursements attributable to our marketing agreement with Monsanto;

•	favorable impact of foreign exchange rates as a results of a slight strengthening of the U.S. dollar relative to other currencies;

•	partially offset by higher material costs due to increased prices of packaging for products and fertilizer inputs.
Gross Profit
As a percentage of net sales, our gross profit rate was 37.1% and 39.4% for the three months ended March 30, 2013 and March 31, 2012, respectively. As a percentage of net sales, our gross profit rate was 33.4% and 35.6% for the six months ended March 30, 2013 and March 31, 2012, respectively. Factors contributing to the change in gross profit rate are outlined in the following table:

	THREE MONTHS ENDED	SIX MONTHS ENDED
	MARCH 30, 2013	MARCH 30, 2013
Pricing	0.7%	0.6%
Material costs	(0.6)	(0.6)
Product mix and volume:
Roundup® commissions and reimbursements	(0.3)	(0.2)
Corporate & Other	—	(0.1)
Scotts LawnService®	(0.1)	0.1
Global Consumer mix and volume	(2.0)	(2.0)
Change in gross profit rate	(2.3)%	(2.2)%
Impairment, restructuring and other	—	—
Product registration and recall matters	—	—
Change in gross profit rate	(2.3)%	(2.2)%
The decrease in the gross profit rates, for the three and six months ended March 30, 2013, was primarily driven by:

•	decreased sales volume in our Global Consumer segment resulting in reduced leverage of fixed manufacturing and warehousing costs;

•	increased material costs due to increased prices of packaging for products and fertilizer inputs;

•	partially offset by increased pricing for the Global Consumer segment primarily within the U.S.
Selling, General and Administrative Expenses
The following table sets forth the components of selling, general and administrative expenses:

	THREE MONTHS ENDED		SIX MONTHS ENDED
	MARCH 30, 2013	MARCH 31, 2012	MARCH 30, 2013	MARCH 31, 2012
	(In millions)
Advertising	$55.8	$73.5	$65.3	$82.7
Share-based compensation	6.6	7.3	8.5	8.9
Research and development	12.3	12.0	22.6	24.2
Amortization of intangibles	2.0	1.6	3.9	3.7
Other selling, general and administrative	130.3	142.5	231.2	240.0
	$207.0	$236.9	$331.5	$359.5

Selling, general and administrative (“SG&A”) expenses decreased $29.9 million, or 12.6%, to $207.0 million for the second quarter of fiscal 2013 compared to the same period of fiscal 2012. The decrease in advertising of $17.7 million was driven by our media purchasing efficiencies and a delay in advertising expense closer to the later start of the lawn and garden season for the current fiscal period. The decrease in other SG&A of $12.2 million was driven by a decrease in outside consulting expenditures and marketing related expenditures due to cost productivity initiatives, partially offset by higher employee related costs, including severance.

SG&A expenses decreased $28.0 million, or 7.8%, to $331.5 million for the first six months of fiscal 2013 compared to the same period of fiscal 2012. The decrease in advertising of $17.4 million was driven by our media purchasing efficiencies and a delay in advertising expense closer to the later start of the lawn and garden season for the current fiscal period. The decrease in other SG&A of $8.8 million was driven by a decrease in outside consulting and marketing related expenditures due to cost productivity initiatives, partially offset by higher employee related costs, including severance.
Impairment, Restructuring and Other
For the three months ended March 30, 2013, we recognized expense of $0.2 million related to international employee severance within the Global Consumer segment. For the six months ended March 30, 2013, we recognized income of $4.7 million related to the reimbursement by a vendor for a portion of the costs incurred for the development and commercialization of products including the active ingredient MAT 28 in the Global Consumer segment. We also recognized a $4.3 million asset impairment charge as a result of issues with the commercialization of an insect repellent technology for the Global Consumer segment.
For the six months ended March 31, 2012, in continuation of the 2011 restructuring plan, the Company incurred an additional $1.9 million in restructuring costs related to termination benefits provided to employees who accepted voluntary retirement and special termination benefits provided to certain employees upon future separation as well as $0.2 million related to curtailment charges for its U.S. defined benefit pension and U.S retiree medical plans.
Other Income, net
Other income was $1.5 million for the three months ended March 30, 2013 compared to $0.7 million for the three months ended March 31, 2012. Other income was $2.6 million for the six months ended March 30, 2013 compared to $1.3 million for the six months ended March 31, 2012. Other income is comprised of activities outside our normal business operations, such as royalty income from the licensing of certain of our brand names, franchise fee income from our Scotts LawnService® business, foreign exchange gains/losses and gains/losses from the sale of non-inventory assets.
Interest Expense
Interest expense was $17.9 million for the three months ended March 30, 2013 compared to $17.9 million for the three months ended March 31, 2012. Excluding the impact of foreign exchange rates, average borrowings declined by approximately $99.2 million during the three months ended March 30, 2013, as compared to the same prior year period. The decline in average borrowings was driven by lower working capital needs associated with lower production of inventory. Additionally, there was an increase in our weighted average interest rate of 42 basis points primarily due to an increase in our credit facility rate due to an increase in our leverage ratio.
Interest expense was $31.1 million for the six months ended March 30, 2013 compared to $33.2 million for the six months ended March 31, 2012. Excluding the impact of foreign exchange rates, average borrowings declined by approximately $67.0 million during the six months ended March 30, 2013, as compared to the same prior year period. The decline in average borrowings was primarily driven by lower working capital needs associated with lower production of inventory. Additionally, there was no change in our weighted average interest rate compared to the six months ended March 31, 2012, as the February 2012 expiration of our of 5.2% interest rate swap was offset by higher interest rates on our credit facility.
Income Tax Expense
The effective tax rate related to continuing operations for the three months ended March 30, 2013 was 35.6% compared to 36.5% for the three months ended March 31, 2012. The effective tax rate related to continuing operations for the six months ended March 30, 2013 was 36.9% compared to 37.1% for the six months ended March 31, 2012. The effective tax rate used for interim purposes was based on management’s best estimate of factors impacting the effective tax rate for the full fiscal year. Factors affecting the estimated effective tax rate include assumptions as to income by jurisdiction (domestic and foreign), the availability and utilization of tax credits and the existence of elements of income and expense that may not be taxable or deductible. The estimated effective tax rate is subject to revision in later interim periods and at fiscal year end as facts and circumstances change during the course of the fiscal year. There can be no assurances that the effective tax rate estimated for interim financial reporting purposes will approximate the effective tax rate determined at fiscal year end.

Income from Continuing Operations
We reported income from continuing operations of $99.9 million, or $1.60 per diluted share, for the second quarter of fiscal 2013 compared to $126.5 million, or $2.04 per diluted share, for the second quarter of fiscal 2012. Income from continuing operations for the first six months of fiscal 2013 was $31.6 million, or $0.51 per diluted share, compared to $53.4 million, or $0.86 per diluted share, for the same period of fiscal 2012. The decrease in our income from continuing operations for the first three and six months ended March 30, 2013 was driven primarily by the impact of lower net sales, offset by lower general and administrative expenses. Diluted average common shares used in the diluted net income per common share calculation were 62.4 million for the second quarter of fiscal 2013 compared to 62.0 million for the same period a year ago. Diluted average common shares used in the diluted net income per common share calculation were 62.3 million for the first six months ended March 30, 2013 compared to 61.7 million for the first six months ended March 31, 2012. The increase in dilutive average common shares for the three and six months ended March 30, 2013 was a result of the exercise and issuance of share-based compensation awards.
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
The following table sets forth net sales by segment:

	THREE MONTHS ENDED		SIX MONTHS ENDED
	MARCH 30, 2013	MARCH 31, 2012	MARCH 30, 2013	MARCH 31, 2012
	(In millions)
Global Consumer	$974.6	$1,119.6	$1,127.8	$1,268.7
Scotts LawnService®	32.9	35.9	77.7	73.5
Segment total	1,007.5	1,155.5	1,205.5	1,342.2
Corporate & Other	12.1	14.9	19.9	27.8
Consolidated	$1,019.6	$1,170.4	$1,225.4	$1,370.0
The following table sets forth segment income from continuing operations before income taxes:

	THREE MONTHS ENDED		SIX MONTHS ENDED
	MARCH 30, 2013	MARCH 31, 2012	MARCH 30, 2013	MARCH 31, 2012
	(In millions)
Global Consumer	$220.1	$275.2	$151.4	$205.7
Scotts LawnService®	(17.0)	(12.9)	(17.9)	(17.5)
Segment total	203.1	262.3	133.5	188.2
Corporate & Other	(27.3)	(34.6)	(47.5)	(54.3)
Intangible asset amortization	(2.5)	(2.0)	(5.0)	(4.5)
Product registration and recall matters	—	(3.5)	—	(3.8)
Impairment, restructuring and other	(0.2)	(5.1)	0.2	(7.5)
Interest expense	(17.9)	(17.9)	(31.1)	(33.2)
Consolidated	$155.2	$199.2	$50.1	$84.9
Global Consumer
Global Consumer segment net sales were $974.6 million in the second quarter of fiscal 2013, a decrease of 13.0% from the second quarter of fiscal 2012 sales of $1,119.6 million, and were $1,127.8 million for the first six months of fiscal 2013, a decrease of 11.1% from the first six months of fiscal 2012 sales of $1,268.7 million. For the three months ended March 30, 2013, volume and foreign exchange rates unfavorably impacted net sales by 13.8% and 0.3%, respectively, partially offset by favorable price and acquisition impacts of 1.0% and 0.1%, respectively. For the six months ended March 30, 2013, volume and foreign exchange rates unfavorably impacted net sales by 12.0% and 0.3%, respectively, partially offset by favorable price and acquisition impacts of 1.0% and 0.1%, respectively.
Net sales in the U.S. decreased $111.0 million, or 12.1% and $107.3 million, or 10.6%, for the second quarter and first six months of fiscal 2013, respectively, as compared to the same periods in fiscal 2012. The decrease in U.S. net sales for the second quarter and first six months was driven by lower sales within all product categories due to a delay in the start of the spring lawn and garden selling season.
Excluding the impact of changes in foreign exchange rates, net sales internationally decreased by $30.5 million, or 14.8% and $30.6 million, or 12.2%, for the second quarter and first six months of fiscal 2013, respectively. The decrease in sales internationally was primarily driven by lower sales in Europe within all product categories due to a delay in the start of the spring lawn and garden selling season.
Global Consumer segment operating income declined by $55.1 million, or 20.0%, and $54.3 million, or 26.4%, in the second quarter and first six months of fiscal 2013, respectively, as compared to the same period of fiscal 2012. Excluding the impact of changes in foreign exchange rates, the decline was 19.8% and 26.2% for the second quarter and first six months of fiscal 2013, respectively. The decrease was primarily driven by the impact of the volume declines in the U.S. and internationally.
Scotts LawnService®
Scotts LawnService® net sales decreased by $3.0 million, or 8.4%, and increased $4.2 million, or 5.7% in the second quarter and first six months of fiscal 2013, respectively, as compared to the same period of fiscal 2012. The decrease in net sales in the second quarter was driven by poor weather during the month of March 2013. The second quarter decrease was partially offset by a 19.2% increase in sales in the first quarter driven by increased customer count and a weather driven delay of sales from the fourth quarter of fiscal 2012 into the first quarter of 2013.
The operating loss for Scotts LawnService® increased by $4.1 million, or 31.8%, and by $0.4 million, or 2.3%, in the second quarter and first six months of fiscal 2013, respectively, as compared to the same period of fiscal 2012. The decline in performance was primarily driven by higher SG&A spending.
Corporate & Other
The net operating loss for Corporate & Other was $27.3 million and $47.5 million for the three and six months ended March 30, 2013, respectively compared to $34.6 million and $54.3 million for the three and six months ended March 31, 2012, respectively. The decrease for the three and six months ended March 30, 2013 was primarily related to reductions in our outside consulting expenditures due to our cost productivity initiatives, partially offset by higher employee related costs, including severance and incentive compensation.
LIQUIDITY AND CAPITAL RESOURCES
Operating Activities
Cash used in operating activities totaled $545.3 million and $620.4 million for the six months ended March 30, 2013 and March 31, 2012, respectively. Cash used by operating activities declined $75.1 million primarily due to a decrease in cash used for working capital of $94.6 million, partially offset by a decline in net income of $21.0 million. The decrease in cash used for working capital was primarily due to reduced sales volume as a result of the delay in the lawn and garden season.
Investing Activities
Cash used in investing activities totaled $37.7 million and $25.2 million for the six months ended March 30, 2013 and March 31, 2012, respectively. Cash used for investments in property, plant and equipment during the first six months of fiscal 2013 and fiscal 2012 was $34.6 million and $25.7 million, respectively, primarily related to investments to increase efficiencies at existing production facilities. Additionally, during the six months ended March 30, 2013, we completed acquisitions of two franchisee businesses within our Scotts LawnService® segment.
Financing Activities
Financing activities provided cash of $555.9 million and $635.7 million for the six months ended March 30, 2013 and March 31, 2012, respectively. The decrease in cash provided by financing activities was primarily the result of lower net borrowings under our credit facility of $79.3 million during the second quarter of fiscal 2013, a decrease in net cash received from stock option activity of $13.8 million, partially offset by a decrease in repurchases of our common shares in fiscal 2012 of $17.5 million.
Cash and Cash Equivalents

Our cash and cash equivalents were held in cash depository accounts with major financial institutions around the world or invested in high quality, short-term liquid investments with a balance of $99.1 million as of March 30, 2013, compared to $122.4 million as of March 31, 2012. The cash and cash equivalents balance at March 30, 2013 included $94.1 million held by controlled foreign corporations. Our current plans do not demonstrate a need to, nor do we have plans to, repatriate the retained earnings from these foreign corporations as the earnings are indefinitely reinvested. However, in the future, if we determine it is necessary to repatriate these funds, or we sell or liquidate any of these foreign corporations, we may be required to pay associated taxes on the repatriation.
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
Under our credit facility, we have the ability to issue letters of credit up to $75 million. At March 30, 2013, we had letters of credit in the aggregate face amount of $23.7 million outstanding and $918.8 million of availability under our credit facility, subject to our continued compliance with covenants discussed below.
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
We account for the sale of receivables under the 2012 MARP Agreement as short-term debt and continue to carry the receivables on our Consolidated Balance Sheet, primarily as a result of our right to repurchase receivables sold. There were short-term borrowings under the 2012 MARP Agreement of $202.1 million as of March 30, 2013 and $222.5 million as of March 31, 2012.
As of March 30, 2013, we were in compliance with all debt covenants. Our credit facility contains, among other obligations, an affirmative covenant regarding our leverage ratio, calculated as indebtedness relative to our earnings before interest, taxes, depreciation and amortization. Under the terms of the credit facility, the maximum leverage ratio was 3.50 as of March 30, 2013. Our leverage ratio was 3.24 at March 30, 2013. Our credit facility also includes an affirmative covenant regarding our interest coverage. Under the terms of the credit facility, the minimum interest coverage ratio was 3.50 for the twelve months ended March 30, 2013. Our interest coverage ratio was 4.45 for the twelve months ended March 30, 2013.
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
Contractual Obligations
There have been no material changes outside of the ordinary course of business, in our outstanding contractual obligations since the end of fiscal 2012 and through March 30, 2013.
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
In addition, there were no changes in the Registrant’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during the Registrant’s fiscal quarter ended March 30, 2013 that have materially affected, or are reasonably likely to materially affect, the Registrant’s internal control over financial reporting.

PART II—OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Other than as discussed in “NOTE 11. CONTINGENCIES” of the Notes to Condensed Consolidated Financial Statements, pending material legal proceedings have not changed significantly since those disclosed in Scotts Miracle-Gro's Annual Report on Form 10-K for the fiscal year ended September 30, 2012.

ITEM 1A. RISK FACTORS

The Company's risk factors as of March 30, 2013 have not changed materially from those described in “ITEM IA. RISK FACTORS” in Scotts Miracle-Gro's Annual Report on Form 10-K for the fiscal year ended September 30, 2012.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The payment of future dividends, if any, on the Common Shares will be determined by the Board of Directors in light of conditions then existing, including the Company's earnings, financial condition and capital requirements, restrictions in financing agreements, business conditions and other factors. The Company's credit facility restricts future dividend payments to an aggregate of $125 million annually through fiscal 2013 and $150 million annually beginning in fiscal 2014 if our leverage ratio, after giving effect to any such annual dividend payment, exceeds 2.50. Our leverage ratio was 3.24 at March 30, 2013.

(a)	Issuer Purchases of Equity Securities

The following table shows the purchases of Common Shares made by or on behalf of Scotts Miracle-Gro or any “affiliated purchaser” (as defined in Rule 10b-18(a)(3) under the Securities Exchange Act of 1934, as amended) of Scotts Miracle-Gro for each fiscal month in the six months ended March 30, 2013:

Period	Total Number of Common Shares Purchased(1)	Average Price Paid per Common Share(2)	Total Number of Common Shares Purchased as Part of Publicly Announced Plans or Programs(3)	Approximate Dollar Value of Common Shares That May Yet be Purchased Under the Plans or Programs(3)
December 30, 2012 through January 26, 2013	60	$44.61	—	$298,816,786
January 27, 2013 through February 23, 2013	—	$—	—	$298,816,786
February 24, 32013 through March 30, 2013	2,649	$45.65	—	$298,816,786
Total	2,709	$—	—

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

ITEM 5. OTHER INFORMATION

Adoption of Accounting Guidance for Revised Comprehensive Income Presentation
Effective with the first quarter ended December 29, 2012, The Scotts Miracle-Gro Company ("the Company") adopted accounting guidance that changed how comprehensive income is presented in the consolidated financial statements. This guidance was applied retrospectively for the interim periods presented. The adoption of this guidance changed the presentation of the consolidated financial statements but did not affect the calculation of net income, comprehensive income or earnings per share. The revised presentation of comprehensive income for the three most recently completed fiscal years ended September 30, 2012, 2011 and 2010 is presented herein.
The Company has unsecured senior obligations outstanding that require the presentation of condensed, consolidating financial information in accordance with SEC Regulation S-X Rule 3-10, Financial Statements of Guarantors and Issuers of Guaranteed Securities Registered or Being Registered . Accordingly, the revised presentation of comprehensive income (loss) is also presented for the parent, subsidiary guarantors and subsidiary non-guarantors for the years ended September 30, 2012, 2011 and 2010.
This financial information should be read in conjunction with the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2012 and other Company filings with the Securities and Exchange Commission.

Consolidated Statements of Comprehensive Income
for the years ended September 30
(In millions)

	2012	2011	2010
Net income	$106.5	$167.9	$204.1
Other comprehensive income (loss), net of tax:
Net foreign currency translation adjustment	2.3	(10.1)	1.0
Net change in derivatives	(0.9)	(3.0)	4.6
Net change in pension and other post retirement benefits	(10.7)	12.2	(9.9)
Total other comprehensive loss	(9.3)	(0.9)	(4.3)
Comprehensive income	$97.2	$167.0	$199.8

Condensed Consolidating Statements of Comprehensive Income
for the year ended September 30, 2012
(In millions)

	Parent	Subsidiary Guarantors	Non- Guarantors	Eliminations	Consolidated
Net income (loss)	$106.5	$126.4	$(1.3)	$(125.1)	$106.5
Other comprehensive income (loss), net of tax:
Net foreign currency translation adjustment	—	—	2.3	—	2.3
Net change in derivatives	0.1	(1.0)	—	—	(0.9)
Net change in pension and other post retirement benefits	—	(1.2)	(9.5)	—	(10.7)
Total other comprehensive income (loss)	0.1	(2.2)	(7.2)	—	(9.3)
Comprehensive income (loss)	$106.6	$124.2	$(8.5)	$(125.1)	$97.2

Condensed Consolidating Statements of Comprehensive Income
for the year ended September 30, 2011
(In millions)

	Parent	Subsidiary Guarantors	Non- Guarantors	Eliminations	Consolidated
Net income	$167.9	$186.8	$41.6	$(228.4)	$167.9
Other comprehensive income (loss), net of tax:
Net foreign currency translation adjustment	—	—	(10.1)	—	(10.1)
Net change in derivatives	(4.3)	1.3	—	—	(3.0)
Net change in pension and other post retirement benefits	—	(1.6)	13.8	—	12.2
Total other comprehensive income (loss)	(4.3)	(0.3)	3.7	—	(0.9)
Comprehensive income	$163.6	$186.5	$45.3	$(228.4)	$167.0

Condensed Consolidating Statements of Comprehensive Income
for the year ended September 30, 2010
(In millions)

	Parent	Subsidiary Guarantors	Non- Guarantors	Eliminations	Consolidated
Net income	$204.1	$212.5	$21.9	$(234.4)	$204.1
Other comprehensive income (loss), net of tax:
Net foreign currency translation adjustment	—	—	1.0	—	1.0
Net change in derivatives	(1.2)	5.8	—	—	4.6
Net change in pension and other post retirement benefits	—	(1.1)	(8.8)	—	(9.9)
Total other comprehensive income (loss)	(1.2)	4.7	(7.8)	—	(4.3)
Comprehensive income	$202.9	$217.2	$14.1	$(234.4)	$199.8

ITEM 6. EXHIBITS
See Index to Exhibits at page 50 for a list of the exhibits included herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

THE SCOTTS MIRACLE-GRO COMPANY

Date: May 7, 2013	/s/ LAWRENCE A. HILSHEIMER
Lawrence A. Hilsheimer
Executive Vice President and Chief Financial Officer

THE SCOTTS MIRACLE-GRO COMPANY
QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED March 30, 2013

INDEX TO EXHIBITS

EXHIBIT NO.	DESCRIPTION	LOCATION

10.1	The Scotts Miracle-Gro Company Long-Term Incentive Plan (effective as of January 17, 2013)	Incorporated herein by reference to the Registrant's Current Report on Form 8-K filed January 24, 2013 (File No. 1-11593) [Exhibit 10.1]

10.2
Specimen form of Deferred Stock Unit Award Agreement for Nonemployee Directors (with Related Dividend Equivalents) used to evidence grants of Deferred Stock Units which may be made under The Scotts Miracle-Gro Company Long-Term Incentive Plan (Deferral of Cash Retainer — post-January 17, 2013 version)
Incorporated herein by reference to the Registrant's Quarterly Report on Form 10-Q for the quarterly period ended December 29, 2012 (File No. 1-11593) [Exhibit 10.2]

10.3
Specimen form of Deferred Stock Unit Award Agreement for Nonemployee Directors (with Related Dividend Equivalents) used to evidence grants of Deferred Stock Units which may be made under The Scotts Miracle-Gro Company Long-Term Incentive Plan (post-January 17, 2013 version)
Incorporated herein by reference to the Registrant's Quarterly Report on Form 10-Q for the quarterly period ended December 29, 2012 (File No. 1-11593) [Exhibit 10.3]

10.4
Specimen form of Deferred Stock Unit Award Agreement for Nonemployee Directors (with Related Dividend Equivalents) used to evidence grants of Deferred Stock Units made on January 18, 2013 to William G. Jurgensen under The Scotts Miracle-Gro Company Long-Term Incentive Plan
Incorporated herein by reference to the Registrant's Quarterly Report on Form 10-Q for the quarterly period ended December 29, 2012 (File No. 1-11593) [Exhibit 10.4]

10.5
Specimen form of Restricted Stock Unit Award Agreement for Employees (with Related Dividend Equivalents) used to evidence grants of Restricted Stock Units which may be made under The Scotts Miracle-Gro Company Long-Term Incentive Plan (post-January 17, 2013 version)
Incorporated herein by reference to the Registrant's Quarterly Report on Form 10-Q for the quarterly period ended December 29, 2012 (File No. 1-11593) [Exhibit 10.5]

10.6
Specimen form of Restricted Stock Unit Award Agreement for Employees (with Related Dividend Equivalents) used to evidence grants of Restricted Stock Units made on April 1, 2013 to Lawrence A. Hilsheimer under The Scotts Miracle-Gro Company Long-Term Incentive Plan
*

10.7
Specimen form of Performance Unit Award Agreement for Employees (with Related Dividend Equivalents) used to evidence grants of Performance Units which may be made under The Scotts Miracle-Gro Company Long-Term Incentive Plan (post-January 17, 2013 version)
Incorporated herein by reference to the Registrant's Quarterly Report on Form 10-Q for the quarterly period ended December 29, 2012 (File No. 1-11593) [Exhibit 10.6]

10.8
Specimen form of Performance Unit Award Agreement for Employees (with Related Dividend Equivalents) used to evidence grants of Performance Units made on January 18, 2013 to James Hagedorn under The Scotts Miracle-Gro Company Long-Term Incentive Plan (post-January 17, 2013 version)
*

10.9
Specimen form of Nonqualified Stock Option Award Agreement for Employees used to evidence grants of Nonqualified Stock Options which may be made under The Scotts Miracle-Gro Company Long-Term Incentive Plan (post-January 17, 2013 version)
Incorporated herein by reference to the Registrant's Quarterly Report on Form 10-Q for the quarterly period ended December 29, 2012 (File No. 1-11593) [Exhibit 10.7]

10.10	Third Amendment to The Scotts Company LLC Executive Retirement Plan, as Amended and Restated as of January 1, 2011 (effective as of January 1, 2013)	Incorporated herein by reference to the Registrant's Quarterly Report on Form 10-Q for the quarterly period ended December 29, 2012 (File No. 1-11593) [Exhibit 10.10]

31.1	Rule 13a-14(a)/15d-14(a) Certifications (Principal Executive Officer)	*

31.2	Rule 13a-14(a)/15d-14(a) Certifications (Principal Financial Officer)	*

32	Section 1350 Certifications (Principal Executive Officer and Principal Financial Officer)	*

101.INS	XBRL Instance Document	*

101.SCH	XBRL Taxonomy Extension Schema	*

101.CAL	XBRL Taxonomy Extension Calculation Linkbase	*

101.DEF	XBRL Taxonomy Extension Definition Linkbase	*

101.LAB	XBRL Taxonomy Extension Label Linkbase	*

101.PRE	XBRL Taxonomy Extension Presentation Linkbase	*

*	Included herewith