Form 10-Q
period 2013-06-29
SCOTTS MIRACLE-GRO CO
filed 2013-08-07
CIK 825542

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_________________________________________
FORM 10-Q
_________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 29, 2013
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

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding at August 5, 2013
Common Shares, $0.01 stated value, no par value	61,879,752 common shares

PART I—FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
THE SCOTTS MIRACLE-GRO COMPANY
Condensed Consolidated Statements of Operations
(In millions, except per common share data)
(Unaudited)

	THREE MONTHS ENDED		NINE MONTHS ENDED
	June 29, 2013	June 30, 2012	June 29, 2013	June 30, 2012
Net sales	$1,148.1	$1,054.9	$2,373.5	$2,424.9
Cost of sales	704.8	685.7	1,520.3	1,568.2
Cost of sales—impairment, restructuring and other	1.5	—	1.6	—
Cost of sales—product registration and recall matters	—	0.2	—	0.4
Gross profit	441.8	369.0	851.6	856.3
Operating expenses:
Selling, general and administrative	189.5	197.6	521.0	557.0
Impairment, restructuring and other	7.0	(0.4)	6.7	7.1
Product registration and recall matters	—	3.8	—	7.4
Other income, net	(4.9)	(2.2)	(7.5)	(3.5)
Income from operations	250.2	170.2	331.4	288.3
Interest expense	16.8	16.6	47.9	49.8
Income from continuing operations before income taxes	233.4	153.6	283.5	238.5
Income tax expense from continuing operations	85.2	57.2	103.7	88.7
Income from continuing operations	148.2	96.4	179.8	149.8
Income (loss) from discontinued operations, net of tax	—	(3.1)	0.7	(3.2)
Net income	$148.2	$93.3	$180.5	$146.6
Basic income per common share:
Income from continuing operations	$2.40	$1.58	$2.91	$2.45
Income (loss) from discontinued operations	—	(0.05)	0.01	(0.05)
Basic income per common share	$2.40	$1.53	$2.92	$2.40
Weighted-average common shares outstanding during the period	61.7	61.1	61.7	61.0
Diluted income per common share:
Income from continuing operations	$2.37	$1.55	$2.88	$2.42
Income (loss) from discontinued operations	—	(0.05)	0.01	(0.05)
Diluted income per common share	$2.37	$1.50	$2.89	$2.37
Weighted-average common shares outstanding during the period plus dilutive potential common shares	62.6	62.2	62.5	62.0
Dividends declared per common share	$0.325	$0.300	$0.975	$0.900

See notes to condensed consolidated financial statements.

THE SCOTTS MIRACLE-GRO COMPANY
Condensed Consolidated Statements of Comprehensive Income
(In millions)
(Unaudited)

	THREE MONTHS ENDED		NINE MONTHS ENDED
	JUNE 29, 2013	JUNE 30, 2012	JUNE 29, 2013	JUNE 30, 2012
Net income	$148.2	$93.3	$180.5	$146.6
Other comprehensive income (loss), net of tax:
Net foreign currency translation adjustment	(3.6)	4.4	(8.5)	(0.5)
Net change in derivatives	4.8	(2.0)	6.4	0.3
Net change in pension and other post retirement benefits	0.9	1.5	5.1	3.6
Total other comprehensive income	2.1	3.9	3.0	3.4
Comprehensive income	$150.3	$97.2	$183.5	$150.0
See notes to condensed consolidated financial statements.

THE SCOTTS MIRACLE-GRO COMPANY
Condensed Consolidated Statements of Cash Flows
(In millions)
(Unaudited)

	NINE MONTHS ENDED
	JUNE 29, 2013	JUNE 30, 2012
OPERATING ACTIVITIES
Net income	$180.5	$146.6
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Impairment, restructuring and other	4.6	5.3
Share-based compensation expense	10.4	10.6
Depreciation	41.0	39.6
Amortization	8.1	7.3
Loss (gain) on sale of long-lived assets	0.8	(0.1)
Equity in net loss of unconsolidated affiliates	0.1	—
Changes in assets and liabilities, net of acquired businesses:
Accounts receivable	(356.5)	(293.5)
Inventories	24.3	(79.5)
Prepaid and other assets	(15.4)	12.2
Accounts payable	97.1	97.6
Other current liabilities	176.8	178.4
Restructuring reserves	(5.0)	(14.2)
Other non-current items	(17.1)	(4.8)
Other, net	(6.6)	9.6
Net cash provided by operating activities	143.1	115.1

INVESTING ACTIVITIES
Proceeds from sale of long-lived assets	3.5	0.5
Investments in property, plant and equipment	(42.7)	(39.0)
Investment in unconsolidated affiliates	(4.5)	—
Investment in acquired business, net of cash acquired	(3.2)	(7.0)
Net cash used in investing activities	(46.9)	(45.5)

FINANCING ACTIVITIES
Borrowings under revolving and bank lines of credit	1,284.9	1,531.9
Repayments under revolving and bank lines of credit	(1,347.5)	(1,549.4)
Dividends paid	(60.7)	(55.5)
Purchase of common shares	—	(17.5)
Payments on seller notes	(0.8)	—
Excess tax benefits from share-based payment arrangements	1.0	5.0
Cash received from the exercise of stock options	5.3	16.6
Net cash used in financing activities	(117.8)	(68.9)
Effect of exchange rate changes on cash	(4.9)	0.7
Net (decrease) increase in cash and cash equivalents	(26.5)	1.4
Cash and cash equivalents, beginning of period	131.9	130.9
Cash and cash equivalents, end of period	$105.4	$132.3

SUPPLEMENTAL CASH FLOW INFORMATION
Interest paid	$(45.6)	$(48.8)
Income taxes refunded (paid)	29.4	(18.6)
See notes to condensed consolidated financial statements.

THE SCOTTS MIRACLE-GRO COMPANY
Condensed Consolidated Balance Sheets
(In millions, except stated value per share)

	JUNE 29, 2013	JUNE 30, 2012	SEPTEMBER 30, 2012
	(UNAUDITED)	(UNAUDITED)
ASSETS
Current assets:
Cash and cash equivalents	$105.4	$132.3	$131.9
Accounts receivable, less allowances of $10.0, $6.2 and $10.5, respectively	482.4	516.7	330.9
Accounts receivable pledged	199.9	97.2	—
Inventories	385.8	469.3	414.9
Prepaid and other current assets	135.0	130.6	122.3
Total current assets	1,308.5	1,346.1	1,000.0
Property, plant and equipment, net of accumulated depreciation of $579.1, $533.7 and $542.6, respectively	409.8	387.7	427.4
Goodwill	315.2	309.1	309.4
Intangible assets, net	297.6	308.7	307.1
Other assets	31.2	32.5	30.5
Total assets	$2,362.3	$2,384.1	$2,074.4

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current portion of debt	$165.5	$90.8	$1.5
Accounts payable	230.7	242.8	152.3
Other current liabilities	450.2	476.6	279.8
Total current liabilities	846.4	810.2	433.6
Long-term debt	548.1	680.4	781.1
Other liabilities	226.0	219.5	257.8
Total liabilities	1,620.5	1,710.1	1,472.5
Contingencies (note 11)
Shareholders’ equity:
Common shares and capital in excess of $.01 stated value per share, 61.8, 61.2 and 61.3 shares issued and outstanding, respectively	401.8	413.6	408.6
Retained earnings	750.0	690.3	630.2
Treasury shares, at cost: 6.4, 7.0 and 6.8 shares, respectively	(325.7)	(359.2)	(349.6)
Accumulated other comprehensive loss	(84.3)	(70.7)	(87.3)
Total shareholders’ equity	741.8	674.0	601.9
Total liabilities and shareholders’ equity	$2,362.3	$2,384.1	$2,074.4
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
Organization and Basis of Presentation
The Company’s unaudited condensed consolidated financial statements for the three and nine months ended June 29, 2013 and June 30, 2012 are presented in accordance with accounting principles generally accepted in the United States of America (“GAAP”). The condensed consolidated financial statements include the accounts of Scotts Miracle-Gro and its subsidiaries. All intercompany transactions and accounts have been eliminated in consolidation. The Company’s consolidation criteria are based on majority ownership (as evidenced by a majority voting interest in the entity) and an objective evaluation and determination of effective management control. In the opinion of management, interim results reflect all normal and recurring adjustments and are not necessarily indicative of results for a full year.
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
In the second quarter of fiscal 2011, the Company completed the sale of the Global Professional business (excluding the non-European professional seed business , "Global Pro") to Israel Chemicals LTD. In the third quarter of fiscal 2012, the Company recorded an adjustment of $1.7 million as a change in estimate on the tax due on the sale of Global Pro.
The following table summarizes the results of the professional seed business and Global Pro within discontinued operations for the periods presented:

	THREE MONTHS ENDED		NINE MONTHS ENDED
	JUNE 29, 2013	JUNE 30, 2012	JUNE 29, 2013	JUNE 30, 2012
	(In millions)
Net sales	$—	$7.3	$—	$22.0
Operating costs	—	9.6	(0.8)	24.6
Impairment, restructuring and other	—	—	—	0.7
Other income, net	—	(0.2)	—	(1.1)
Income (loss) from discontinued operations before income taxes	—	(2.1)	0.8	(2.2)
Income tax expense from discontinued operations	—	1.0	0.1	1.0
Income (loss) from discontinued operations	$—	$(3.1)	$0.7	$(3.2)
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
During the first quarter of fiscal 2013, the Company recognized income of $4.7 million related to the reimbursement by a vendor of a portion of the costs incurred for the development and commercialization of products including the active ingredient MAT 28 for the Global Consumer segment. During the second quarter of fiscal 2012, the Company recorded an impairment charge of $5.3 million to fully impair assets associated with the active ingredient MAT 28. During the first quarter of 2013, the Company also recognized a $4.3 million asset impairment charge as a result of issues with the commercialization of an insect repellent technology for the Global Consumer segment. For the three months ended June 29, 2013, the Company recognized $8.5 million in restructuring costs related to termination benefits provided to international employees in relation to the profitability improvement initiative announced in December 2012, associated with the international restructuring plan to reduce headcount and streamline management decision making within the Global Consumer segment.
For the nine months ended June 30, 2012, in continuation of the 2011 restructuring plan, the Company incurred an additional $1.6 million in restructuring costs related to termination benefits provided to employees who accepted voluntary retirement and special termination benefits provided to certain employees upon future separation as well as $0.2 million related to curtailment charges for its U.S. defined benefit pension and U.S retiree medical plans.

The following table summarizes the activity related to liabilities associated with the restructuring and other charges during the nine months ended June 29, 2013 (in millions):

Amounts reserved for restructuring and other charges at September 30, 2012	$10.2
Restructuring and other charges	8.7
Payments and other	(5.0)
Amounts reserved for restructuring and other charges at June 29, 2013	$13.9

Included in the restructuring reserves as of June 29, 2013 is $3.4 million that is classified as long-term. Payments against the long-term reserves will be incurred as the employees covered by the 2011 restructuring plan retire. The remaining amounts reserved will be paid out over the course of the remainder of fiscal 2013 and fiscal 2014.
NOTE 5. INVENTORIES
Inventories consisted of the following for each of the periods presented:

	June 29, 2013	June 30, 2012	September 30, 2012
	(In millions)
Finished goods	$235.0	$284.6	$224.6
Work-in-process	39.5	37.1	48.3
Raw materials	111.3	147.6	142.0
Total inventories	$385.8	$469.3	$414.9

Adjustments to reflect inventories at net realizeable values were $20.1 million at June 29, 2013, $26.3 million at June 30, 2012 and $21.0 million at September 30, 2012.
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
In consideration for the rights granted to the Company under the Marketing Agreement for North America, the Company was required to pay a marketing fee of $32 million to Monsanto. The Company has deferred this amount on the basis that the payment will provide a future benefit through commissions that will be earned under the Marketing Agreement. The economic useful life over which the marketing fee is being amortized is 20 years, with a remaining amortization period of less than six years as of June 29, 2013.
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

The gross commission earned under the Marketing Agreement, the contribution payments to Monsanto and the amortization of the initial marketing fee paid to Monsanto are included in the calculation of net sales in the Company’s Consolidated Statements of Operations. The elements of the net commission and reimbursements earned under the Marketing Agreement and included in “Net sales” are as follows:

	THREE MONTHS ENDED		NINE MONTHS ENDED
	June 29, 2013	June 30, 2012	June 29, 2013	June 30, 2012
	(In millions)
Gross commission	$40.5	$38.2	$67.9	$71.6
Contribution expenses	(5.0)	(5.0)	(15.0)	(15.0)
Amortization of marketing fee	(0.2)	(0.2)	(0.6)	(0.6)
Net commission income	35.3	33.0	52.3	56.0
Reimbursements associated with Marketing Agreement	16.9	27.8	51.5	69.0
Total net sales associated with Marketing Agreement	$52.2	$60.8	$103.8	$125.0
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
NOTE 7. DEBT
The components of long-term debt are as follows:

	JUNE 29, 2013	JUNE 30, 2012	SEPTEMBER 30, 2012
	(In millions)
Credit facility – revolving loans	$142.9	$278.3	$377.1
Senior Notes – 7.25%	200.0	200.0	200.0
Senior Notes – 6.625%	200.0	200.0	200.0
MARP Agreement	159.9	87.5	—
Other	10.8	5.4	5.5
	713.6	771.2	782.6
Less current portions	165.5	90.8	1.5
Total long-term debt	$548.1	$680.4	$781.1

As of June 29, 2013, there was $1,533.8 million of availability under the Company’s senior secured credit facility, including availability under letters of credit. Under the credit facility, the Company has the ability to obtain letters of credit up to $75 million outstanding. At June 29, 2013, the Company had letters of credit in the aggregate face amount of $23.3 million outstanding on the credit facility.
The Company was in compliance with the terms of all debt covenants at June 29, 2013. The credit facility contains, among other obligations, an affirmative covenant regarding the Company’s leverage ratio, calculated as average total indebtedness, as described in the Company’s credit facility, relative to the Company’s earnings before interest, taxes, depreciation and amortization ("EBITDA"), as adjusted pursuant to the terms of the credit facility (“Adjusted EBITDA”). Under the terms of the credit facility, the maximum leverage ratio was 3.50 as of June 29, 2013. The Company’s leverage ratio was 2.46 at June 29, 2013. The Company’s credit facility also includes an affirmative covenant regarding its interest coverage ratio. The interest coverage ratio is calculated as Adjusted EBITDA divided by interest expense, as described in the credit facility, and excludes costs related to refinancings. Under the terms of the credit facility, the minimum interest coverage ratio was 3.50 for the twelve months ended June 29, 2013. The Company’s interest coverage ratio was 5.79 for the twelve months ended June 29, 2013.
The Company accounts for the sale of receivables under the Master Accounts Receivable Purchase Agreement ("2012 MARP Agreement") as short-term debt and continues to carry the receivables on its Consolidated Balance Sheet, primarily as a result of the Company’s right to repurchase receivables sold. Refer to "NOTE 11. DEBT" in the Company's Form 10-K for the year ended September 30, 2012 for more information regarding the 2012 MARP Agreement. There were $159.9 million in borrowings under the MARP Agreements as of June 29, 2013 and $87.5 million as of June 30, 2012.
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
7.25% Senior Notes
The fair value of Scotts Miracle-Gro’s 7.25% Senior Notes due 2018 (the “7.25% Senior Notes”) can be determined based on the trading of the 7.25% Senior Notes in the open market. The difference between the carrying value and the fair value of the 7.25% Senior Notes represents the premium or discount on that date. Based on the trading value on or around June 29, 2013, June 30, 2012 and September 30, 2012, the fair value of the 7.25% Senior Notes was approximately $210.5 million, $216.8 million and $212.0 million, respectively. The fair value measurement for the 7.25% Senior Notes was classified in Level 1 of the fair value hierarchy.
6.625% Senior Notes
The fair value of Scotts Miracle-Gro’s 6.625% Senior Notes due 2020 (the “6.625% Senior Notes”) can be determined based on the trading of the 6.625% Senior Notes in the open market. The difference between the carrying value and the fair value of the 6.625% Senior Notes represents the premium or discount on that date. Based on the trading value on or around June 29, 2013, June 30, 2012 and September 30, 2012, the fair value of the 6.625% Senior Notes was approximately $211.5 million, $215.0 million and $217.5 million, respectively. The fair value measurement for the 6.625% Senior Notes was classified in Level 1 of the fair value hierarchy.
Interest Rate Swap Agreements
At June 29, 2013, June 30, 2012 and September 30, 2012, the Company had outstanding interest rate swap agreements with major financial institutions that effectively converted a portion of the Company’s variable-rate debt to a fixed rate. The swap agreements had a total U.S. dollar equivalent notional amount of $1,100 million, $700 million and $700 million at June 29, 2013, June 30, 2012 and September 30, 2012, respectively. Interest payments made between the effective date and expiration date are hedged by the swap agreements, except as noted below. The notional amount, effective date, expiration date and rate of each of these swap agreements are shown in the table below.

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
NOTE 8. RETIREMENT AND RETIREE MEDICAL PLANS
The following summarizes the components of net periodic benefit cost for the retirement and retiree medical plans sponsored by the Company:

	THREE MONTHS ENDED
	JUNE 29, 2013			JUNE 30, 2012
	U.S. Pension	International Pension	U.S. Medical	U.S. Pension	International Pension	U.S. Medical
	(In millions)
Service cost	$—	$0.4	$0.1	$—	$0.3	$0.2
Interest cost	0.9	2.8	0.4	1.1	2.5	0.4
Expected return on plan assets	(1.3)	(3.0)	—	(1.3)	(2.4)	—
Net amortization	1.2	0.5	—	1.2	0.2	—
Net periodic benefit cost	$0.8	$0.7	$0.5	$1.0	$0.6	$0.6

	NINE MONTHS ENDED
	JUNE 29, 2013			JUNE 30, 2012
	U.S. Pension	International Pension	U.S. Medical	U.S. Pension	International Pension	U.S. Medical
	(In millions)
Service cost	$—	$1.2	$0.3	$—	$1.0	$0.4
Interest cost	2.9	7.8	1.0	3.4	7.8	1.2
Expected return on plan assets	(3.9)	(8.4)	—	(4.1)	(7.5)	—
Net amortization	3.6	1.3	0.2	3.7	0.7	0.1
Curtailment loss	—	—	—	0.2	—	—
Net periodic benefit cost	$2.6	$1.9	$1.5	$3.2	$2.0	$1.7

NOTE 9. SHAREHOLDERS' EQUITY
In August 2010, the Scotts Miracle-Gro Board of Directors authorized the repurchase of up to $500 million of Scotts Miracle-Gro’s common shares (the “Common Shares”) over a four-year period through September 30, 2014. In May 2011, the Scotts Miracle-Gro Board of Directors authorized the repurchase of up to an additional $200 million of the Common Shares, resulting in authority to repurchase up to a total of $700 million of the Common Shares through September 30, 2014. During the nine months ended June 29, 2013, Scotts Miracle-Gro did not repurchase any Common Shares under the $700 million shares repurchase program approved by Scotts Miracle-Gro's Board of Directors. Since inception of the program in the fourth quarter of fiscal 2010 through June 29, 2013, Scotts Miracle-Gro has repurchased 7.8 million Common Shares for $401.2 million to be held in treasury. On August 6, 2013, the Company announced the Scotts Miracle-Gro Board of Directors had approved an increase in the quarterly dividend from $0.325 to $0.4375 per share.
Share-Based Awards
The following is a summary of the share-based awards granted during the periods indicated:

	NINE MONTHS ENDED
	JUNE 29, 2013	JUNE 30, 2012
Employees
Stock options	—	464,061
Restricted stock units	178,030	106,844
Performance units	178,321	110,079
Board of Directors
Deferred stock units	30,473	28,317
Total share-based awards	386,824	709,301

Aggregate fair value at grant dates (in millions)	$17.4	$17.0

Total share-based compensation recognized was as follows for the periods indicated:

	THREE MONTHS ENDED		NINE MONTHS ENDED
	JUNE 29, 2013	JUNE 30, 2012	JUNE 29, 2013	JUNE 30, 2012
	(In millions)
Share-based compensation	$1.9	$1.7	$10.4	$10.6
Tax benefit recognized	0.7	0.7	4.0	4.1
NOTE 10. INCOME TAXES
The effective tax rate related to continuing operations for the nine months ended June 29, 2013 was 36.6%, compared to 37.2% for the nine months ended June 30, 2012. The effective tax rate related to continuing operations for the three months ended June 29, 2013 was 36.5%, compared to 37.2% for the three months ended June 30, 2012. The effective tax rate used for interim reporting purposes is based on management’s best estimate of factors impacting the effective tax rate for the full fiscal year. An allocation of the income tax expense has been separately determined to report the discontinued operations, net of tax. There can be no assurance that the effective tax rate estimated for interim financial reporting purposes will approximate the effective tax rate determined at fiscal year end.
Scotts Miracle−Gro or one of its subsidiaries files income tax returns in the U.S. federal jurisdiction and various state, local and foreign jurisdictions. With few exceptions, which are discussed further below, the Company is no longer subject to examination by these tax authorities for fiscal years prior to 2010. The Company is currently under examination by certain foreign and U.S. state and local tax authorities. Regarding the foreign jurisdictions, an audit is currently underway in Canada covering fiscal years 2008 through 2011. In regard to the multiple U.S. state and local audits, the tax periods under examination are limited to fiscal years 1997 through 2011. In addition to the aforementioned audits, certain other tax deficiency notices and refund claims for previous years remain unresolved.
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
Regulatory Matters
At June 29, 2013, $3.7 million was accrued in the “Other liabilities” line in the Condensed Consolidated Balance Sheet for compliance-related environmental actions, the majority of which is for site remediation. The amounts accrued are believed to be adequate to cover such known environmental exposures based on current facts and estimates of likely outcomes. Although it is possible that the costs to resolve such known environmental exposures will exceed the amounts accrued, any variation from accrued amounts is not expected to be material.
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
Exchange Rate Risk Management
The Company periodically uses foreign currency swap contracts to manage the exchange rate risk associated with intercompany loans with foreign subsidiaries that are denominated in local currencies. At June 29, 2013, the notional amount of outstanding foreign currency swap contracts was $230.8 million, with a fair value of $4.5 million. At June 30, 2012, the notional amount of outstanding foreign currency swap contracts was $146.7 million, with a negative fair value of $1.6 million. The fair value of foreign currency swap contracts is determined based on changes in spot rates. At September 30, 2012, the notional amount of outstanding foreign currency swap contracts was $61.8 million, with a negative fair value of $1.0 million. The fair value of foreign currency swap contracts is determined based on changes in spot rates. The outstanding contracts will mature over the next fiscal year.
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
At June 29, 2013, June 30, 2012 and September 30, 2012, the Company had outstanding interest rate swap agreements with major financial institutions that effectively converted a portion of the Company’s variable-rate debt to a fixed rate. The swap agreements had a total U.S. dollar equivalent notional amount of $1,100 million, $700 million and $700 million at June 29, 2013, June 30, 2012 and September 30, 2012, respectively. Included in the AOCI balance at June 29, 2013 was a loss of $4.7 million related to interest rate swap agreements that is expected to be reclassified to earnings during the next 12 months, consistent with the timing of the underlying hedged transactions.
Commodity Price Risk Management
The Company had outstanding hedging arrangements at June 29, 2013 designed to fix the price of a portion of its projected future urea requirements. The contracts are designated as hedges of the Company’s exposure to future cash flow fluctuations associated with the cost of urea. The objective of the hedges is to mitigate the earnings and cash flow volatility attributable to the risk of changing prices. Unrealized gains or losses in the fair value of these contracts are recorded to the AOCI within the Condensed Consolidated Balance Sheets. Realized gains or losses remain as a component of AOCI until the related inventory is sold. Upon sale of the underlying inventory, the gain or loss is reclassified to cost of sales. Included in the AOCI balance at June 29, 2013 was a loss of $0.7 million related to urea derivatives that is expected to be reclassified to earnings during the next 12 months, consistent with the timing of the underlying hedged transactions.
Periodically, the Company also uses derivatives to partially mitigate the effect of fluctuating diesel and gasoline costs on operating results. Any such derivatives that do not qualify for hedge accounting treatment in accordance with GAAP are recorded at fair value, with unrealized gains and losses on open contracts and realized gains or losses on settled contracts recorded as an element of cost of sales. Unrealized gains or losses in the fair value of contracts that do qualify for hedge accounting are recorded in AOCI except for any ineffective portion of the change in fair value, which is immediately recorded in earnings. For the effective portion of the change in fair value, realized gains or losses remain as a component of AOCI until the related fuel is consumed. Upon consumption of the fuel, the gain or loss is reclassified to cost of sales. Included in the AOCI balance at June 29, 2013 was an immaterial gain related to fuel derivatives that is expected to be reclassified to earnings during the next 12 months, consistent with the timing of the underlying hedged transactions.

The Company had the following outstanding commodity contracts that were entered into to hedge forecasted purchases:

Commodity	JUNE 29, 2013	JUNE 30, 2012	SEPTEMBER 30, 2012
Urea	27,000 tons	13,500 tons	34,500 tons
Diesel	1,890,000 gallons	2,016,000 gallons	6,552,000 gallons
Gasoline	868,000 gallons	336,000 gallons	224,000 gallons
Heating Oil	588,000 gallons	210,000 gallons	5,208,000 gallons
Fair Values of Derivative Instruments
The fair values of the Company’s derivative instruments were as follows:

		ASSETS / (LIABILITIES)
DERIVATIVES DESIGNATED AS HEDGING INSTRUMENTS		JUNE 29, 2013	JUNE 30, 2012	SEPTEMBER 30, 2012
	BALANCE SHEET LOCATION	FAIR VALUE
		(In millions)
Interest rate swap agreements	Other current liabilities	$(8.0)	$(7.2)	$(8.2)
	Other liabilities	(7.1)	(17.9)	(20.6)
Commodity hedging instruments	Prepaid and other current assets	0.1	—	1.0
	Other current liabilities	(1.4)	(0.3)	—
Total derivatives designated as hedging instruments		$(16.4)	$(25.4)	$(27.8)

DERIVATIVES NOT DESIGNATED AS HEDGING INSTRUMENTS
Foreign currency swap contracts	Prepaid and other current assets	$4.5	$—	$—
	Other current liabilities	—	(1.6)	(1.0)
Commodity hedging instruments	Prepaid and other current assets	—	—	1.0
	Other current liabilities	(0.1)	(0.2)	—
Total derivatives not designated as hedging instruments		$4.4	$(1.8)	$—
Total derivatives		$(12.0)	$(27.2)	$(27.8)

The effect of derivative instruments on AOCI and the Condensed Consolidated Statements of Operations was as follows:

DERIVATIVES IN CASH FLOW HEDGING RELATIONSHIPS	AMOUNT OF GAIN / (LOSS) RECOGNIZED IN AOCI
	THREE MONTHS ENDED		NINE MONTHS ENDED
	JUNE 29, 2013	JUNE 30, 2012	JUNE 29, 2013	JUNE 30, 2012
	(In millions)
Interest rate swap agreements	$2.7	$(3.7)	$0.8	$(8.3)
Commodity hedging instruments	(1.0)	—	(2.0)	0.8
Total	$1.7	$(3.7)	$(1.2)	$(7.5)

DERIVATIVES IN CASH FLOW HEDGING RELATIONSHIPS	RECLASSIFIED FROM AOCI INTO STATEMENT OF OPERATIONS	AMOUNT OF GAIN / (LOSS)
		THREE MONTHS ENDED		NINE MONTHS ENDED
		JUNE 29, 2013	JUNE 30, 2012	JUNE 29, 2013	JUNE 30, 2012
		(In millions)
Interest rate swap agreements	Interest expense	$(3.0)	$(2.4)	$(7.7)	$(9.5)
Commodity hedging instruments	Cost of sales	(0.1)	0.7	0.1	1.7
Total		$(3.1)	$(1.7)	$(7.6)	$(7.8)

DERIVATIVES NOT DESIGNATED AS HEDGING INSTRUMENTS	RECOGNIZED IN STATEMENT OF OPERATIONS	AMOUNT OF GAIN / (LOSS)
		THREE MONTHS ENDED		NINE MONTHS ENDED
		JUNE 29, 2013	JUNE 30, 2012	JUNE 29, 2013	JUNE 30, 2012
		(In millions)
Foreign currency swap contracts	Interest expense	$2.6	$(5.4)	$12.2	$(3.7)
Commodity hedging instruments	Cost of sales	(0.3)	(0.9)	(0.4)	1.0
Total		$2.3	$(6.3)	$11.8	$(2.7)
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
The following table presents the Company’s financial assets and liabilities measured at fair value on a recurring basis at June 29, 2013:

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Unobservable Inputs (Level 3)	Total
	(In millions)
Assets
Cash equivalents	$79.3	$—	$—	$79.3
Derivatives
Foreign currency swap contracts	—	4.5	—	4.5
Commodity hedging instruments	—	0.1	—	0.1
Other	6.7	—	—	6.7
Total	$86.0	$4.6	$—	$90.6
Liabilities
Derivatives
Interest rate swap agreements	$—	$(15.1)	$—	$(15.1)
Commodity hedging instruments	—	(1.5)	—	(1.5)
Total	$—	$(16.6)	$—	$(16.6)

The following table presents the Company’s financial assets and liabilities measured at fair value on a recurring basis at June 30, 2012:

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Unobservable Inputs (Level 3)	Total
	(In millions)
Assets
Cash equivalents	$84.8	$—	$—	$84.8
Other	6.4	—	—	6.4
Total	$91.2	$—	$—	$91.2
Liabilities
Derivatives
Interest rate swap agreements	$—	$(25.1)	$—	$(25.1)
Foreign currency swap contracts	—	(1.6)	—	(1.6)
Commodity hedging instruments	—	(0.5)	—	(0.5)
Total	$—	$(27.2)	$—	$(27.2)

The following table presents the Company’s financial assets and liabilities measured at fair value on a recurring basis at September 30, 2012:

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Unobservable Inputs (Level 3)	Total
	(In millions)
Assets
Cash equivalents	$41.1	$—	$—	$41.1
Derivatives
Commodity hedging instruments	—	2.0	—	2.0
Other	6.4	—	—	6.4
Total	$47.5	$2.0	$—	$49.5
Liabilities
Derivatives
Interest rate swap agreements	$—	$(28.8)	$—	$(28.8)
Foreign currency swap contracts	—	(1.0)	—	(1.0)
Total	$—	$(29.8)	$—	$(29.8)
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

The following tables present summarized financial information concerning the Company’s reportable segments for the periods indicated:

	THREE MONTHS ENDED		NINE MONTHS ENDED
	June 29, 2013	June 30, 2012	June 29, 2013	June 30, 2012
	(In millions)
Net sales:
Global Consumer	$1,052.2	$960.7	$2,180.0	$2,229.4
Scotts LawnService®	89.9	87.8	167.6	161.3
Segment total	1,142.1	1,048.5	2,347.6	2,390.7
Corporate & Other	6.0	6.4	25.9	34.2
Consolidated	$1,148.1	$1,054.9	$2,373.5	$2,424.9
Income (loss) from continuing operations before income taxes:
Global Consumer	$261.7	$171.7	$413.1	$377.4
Scotts LawnService®	22.3	22.4	4.4	4.9
Segment total	284.0	194.1	417.5	382.3
Corporate & Other	(22.8)	(18.1)	(70.3)	(72.4)
Intangible asset amortization	(2.5)	(2.2)	(7.5)	(6.7)
Product registration and recall matters	—	(4.0)	—	(7.8)
Impairment, restructuring and other	(8.5)	0.4	(8.3)	(7.1)
Interest expense	(16.8)	(16.6)	(47.9)	(49.8)
Consolidated	$233.4	$153.6	$283.5	$238.5

	June 29, 2013	June 30, 2012	September 30, 2012
	(In millions)
Total assets:
Global Consumer	$1,977.3	$1,967.3	$1,676.4
Scotts LawnService®	191.4	183.2	181.5
Corporate & Other	193.6	233.6	216.5
Consolidated	$2,362.3	$2,384.1	$2,074.4

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
The following information presents Condensed Consolidating Statements of Operations for the three and nine months ended June 29, 2013 and June 30, 2012, Condensed Consolidating Statements of Comprehensive Income for the three and nine months ended June 29, 2013 and June 30, 2012, Condensed Consolidating Statements of Cash Flows for the nine months ended June 29, 2013 and June 30, 2012, and Condensed Consolidating Balance Sheets as of June 29, 2013, June 30, 2012 and September 30, 2012. The condensed consolidating financial information presents, in separate columns, financial information for: Scotts Miracle-Gro on a Parent-only basis, carrying its investment in subsidiaries under the equity method; Guarantors on a combined basis, carrying their investments in subsidiaries which do not guarantee the debt (collectively, the “Non-Guarantors”) under the equity method; Non-Guarantors on a combined basis; and eliminating entries. The eliminating entries primarily reflect intercompany transactions, such as interest expense, accounts receivable and payable, short and long-term debt, and the elimination of equity investments and income in subsidiaries. Because the Parent is obligated to pay the unpaid principal amount and interest on all amounts borrowed by the Guarantors or Non-Guarantors under the credit facility (and was obligated to pay the unpaid principal amount and interest on all amounts borrowed by the Guarantors and Non-Guarantors under the previous senior secured five-year revolving loan facility), the borrowings and related interest expense for the loans outstanding of the Guarantors and Non-Guarantors are also presented in the accompanying Parent-only financial information, and are then eliminated.

THE SCOTTS MIRACLE-GRO COMPANY
Condensed Consolidating Statement of Operations
for the three months ended June 29, 2013
(In millions)
(Unaudited)

	Parent	Subsidiary Guarantors	Non- Guarantors	Eliminations	Consolidated
Net sales	$—	$951.7	$196.4	$—	$1,148.1
Cost of sales	—	571.6	133.2	—	704.8
Cost of sales—impairment, restructuring and other	—	—	1.5	—	1.5
Gross profit	—	380.1	61.7	—	441.8
Operating expenses:
Selling, general and administrative	—	134.7	54.8	—	189.5
Impairment, restructuring and other	—	—	7.0	—	7.0
Other income, net	—	(3.0)	(1.9)	—	(4.9)
Income from operations	—	248.4	1.8	—	250.2
Equity income in subsidiaries	(155.9)	(1.0)	—	156.9	—
Other non-operating income	(6.6)	—	—	6.6	—
Interest expense	14.6	8.6	0.2	(6.6)	16.8
Income from continuing operations before income taxes	147.9	240.8	1.6	(156.9)	233.4
Income tax expense (benefit) from continuing operations	(0.3)	84.9	0.6	—	85.2
Income from continuing operations	148.2	155.9	1.0	(156.9)	148.2
Income from discontinued operations, net of tax	—	—	—	—	—
Net income	$148.2	$155.9	$1.0	$(156.9)	$148.2

THE SCOTTS MIRACLE-GRO COMPANY
Condensed Consolidating Statement of Operations
for the nine months ended June 29, 2013
(In millions)
(Unaudited)

	Parent	Subsidiary Guarantors	Non- Guarantors	Eliminations	Consolidated
Net sales	$—	$1,948.8	$424.7	$—	$2,373.5
Cost of sales	—	1,226.9	293.4	—	1,520.3
Cost of sales—impairment, restructuring and other	—	—	1.6	—	1.6
Gross profit	—	721.9	129.7	—	851.6
Operating expenses:
Selling, general and administrative	—	397.8	123.2	—	521.0
Impairment, restructuring and other	—	(0.4)	7.1	—	6.7
Other income, net	—	(4.6)	(2.9)	—	(7.5)
Income from operations	—	329.1	2.3	—	331.4
Equity income in subsidiaries	(203.7)	(0.1)	—	203.8	—
Other non-operating income	(18.9)	—	—	18.9	—
Interest expense	42.9	21.8	2.1	(18.9)	47.9
Income from continuing operations before income taxes	179.7	307.4	0.2	(203.8)	283.5
Income tax expense (benefit) from continuing operations	(0.8)	104.4	0.1	—	103.7
Income from continuing operations	180.5	203.0	0.1	(203.8)	179.8
Income from discontinued operations, net of tax	—	0.7	—	—	0.7
Net income	$180.5	$203.7	$0.1	$(203.8)	$180.5

THE SCOTTS MIRACLE-GRO COMPANY
Condensed Consolidated Statements of Comprehensive Income
for the three months ended June 29, 2013
(In millions)
(Unaudited)

	Parent	Subsidiary Guarantors	Non- Guarantors	Eliminations	Consolidated
Net income	$148.2	$155.9	$1.0	$(156.9)	$148.2
Other comprehensive income (loss), net of tax:
Net foreign currency translation adjustment	—	—	(3.6)	—	(3.6)
Net change in derivatives	5.4	(0.6)	—	—	4.8
Net change in pension and other post retirement benefits	—	0.7	0.2	—	0.9
Total other comprehensive income (loss)	5.4	0.1	(3.4)	—	2.1
Comprehensive income (loss)	$153.6	$156.0	$(2.4)	$(156.9)	$150.3

THE SCOTTS MIRACLE-GRO COMPANY
Condensed Consolidated Statements of Comprehensive Income
for the nine months ended June 29, 2013
(In millions)
(Unaudited)

	Parent	Subsidiary Guarantors	Non- Guarantors	Eliminations	Consolidated
Net income	$180.5	$203.7	$0.1	$(203.8)	$180.5
Other comprehensive income (loss), net of tax:
Net foreign currency translation adjustment	—	—	(8.5)	—	(8.5)
Net change in derivatives	8.2	(1.8)	—	—	6.4
Net change in pension and other post retirement benefits	—	2.7	2.4	—	5.1
Total other comprehensive income (loss)	8.2	0.9	(6.1)	—	3.0
Comprehensive income (loss)	$188.7	$204.6	$(6.0)	$(203.8)	$183.5

THE SCOTTS MIRACLE-GRO COMPANY
Condensed Consolidating Statement of Cash Flows
for the nine months ended June 29, 2013
(In millions)
(Unaudited)

	Parent	Subsidiary Guarantors	Non- Guarantors	Eliminations	Consolidated
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	$(21.6)	$118.0	$46.7	$—	$143.1

INVESTING ACTIVITIES
Proceeds from sale of long-lived assets	—	0.1	3.4	—	3.5
Investments in property, plant and equipment	—	(37.9)	(4.8)	—	(42.7)
Investment in unconsolidated affiliates	—	(4.5)	—	—	(4.5)
Investment in acquired business, net of cash acquired	—	(3.2)	—	—	(3.2)
Net cash used in investing activities	—	(45.5)	(1.4)	—	(46.9)

FINANCING ACTIVITIES
Borrowings under revolving and bank lines of credit	—	1,045.1	239.8	—	1,284.9
Repayments under revolving and bank lines of credit	—	(854.1)	(493.4)	—	(1,347.5)
Dividends paid	(60.7)	—	—	—	(60.7)
Payments on seller notes	—	(0.8)	—	—	(0.8)
Excess tax benefits from share-based payment arrangements	—	1.0	—	—	1.0
Cash received from the exercise of stock options	5.3	—	—	—	5.3
Intercompany financing	77.0	(263.8)	186.8	—	—
Net cash provided by (used in) financing activities	21.6	(72.6)	(66.8)	—	(117.8)
Effect of exchange rate changes on cash	—	—	(4.9)	—	(4.9)
Net decrease in cash and cash equivalents	—	(0.1)	(26.4)	—	(26.5)
Cash and cash equivalents, beginning of period	—	2.6	129.3	—	131.9
Cash and cash equivalents, end of period	$—	$2.5	$102.9	$—	$105.4

THE SCOTTS MIRACLE-GRO COMPANY
Condensed Consolidating Balance Sheet
As of June 29, 2013
(In millions)
(Unaudited)

	Parent	Subsidiary Guarantors	Non- Guarantors	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$—	$2.5	$102.9	$—	$105.4
Accounts receivable, net	—	266.8	215.6	—	482.4
Accounts receivable pledged	—	199.9	—	—	199.9
Inventories	—	307.8	78.0	—	385.8
Prepaid and other current assets	—	96.3	38.7	—	135.0
Total current assets	—	873.3	435.2	—	1,308.5
Property, plant and equipment, net	—	362.8	47.0	—	409.8
Goodwill	—	314.5	0.7	—	315.2
Intangible assets, net	—	258.2	39.4	—	297.6
Other assets	21.5	15.2	30.2	(35.7)	31.2
Equity investment in subsidiaries	991.4	—	—	(991.4)	—
Intercompany assets	294.4	156.7	—	(451.1)	—
Total assets	$1,307.3	$1,980.7	$552.5	$(1,478.2)	$2,362.3

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current portion of debt	$—	$161.9	$3.6	$—	$165.5
Accounts payable	—	154.8	75.9	—	230.7
Other current liabilities	15.9	319.0	115.3	—	450.2
Total current liabilities	15.9	635.7	194.8	—	846.4
Long-term debt	542.8	132.4	15.7	(142.8)	548.1
Other liabilities	6.8	208.5	46.5	(35.8)	226.0
Equity investment in subsidiaries	—	183.0	—	(183.0)	—
Intercompany liabilities	—	—	308.2	(308.2)	—
Total liabilities	565.5	1,159.6	565.2	(669.8)	1,620.5
Shareholders’ equity	741.8	821.1	(12.7)	(808.4)	741.8
Total liabilities and shareholders’ equity	$1,307.3	$1,980.7	$552.5	$(1,478.2)	$2,362.3

THE SCOTTS MIRACLE-GRO COMPANY
Condensed Consolidating Statement of Operations
for the three months ended June 30, 2012
(In millions)
(Unaudited)

	Parent	Subsidiary Guarantors	Non- Guarantors	Eliminations	Consolidated
Net sales	$—	$888.3	$166.6	$—	$1,054.9
Cost of sales	—	567.7	118.0	—	685.7
Cost of sales—product registration and recall matters	—	0.2	—	—	0.2
Gross profit	—	320.4	48.6	—	369.0
Operating expenses:
Selling, general and administrative	—	150.3	47.3	—	197.6
Impairment, restructuring and other	—	—	(0.4)	—	(0.4)
Product registration and recall matters	—	3.8	—	—	3.8
Other income, net	—	(1.9)	(0.3)	—	(2.2)
Income from operations	—	168.2	2.0	—	170.2
Equity income in subsidiaries	(101.0)	(0.3)	—	101.3	—
Other non-operating income	(6.8)	—	—	6.8	—
Interest expense	14.8	7.1	1.5	(6.8)	16.6
Income from continuing operations before income taxes	93.0	161.4	0.5	(101.3)	153.6
Income tax expense (benefit) from continuing operations	(0.3)	57.3	0.2	—	57.2
Income from continuing operations	93.3	104.1	0.3	(101.3)	96.4
Loss from discontinued operations, net of tax	—	(3.1)	—	—	(3.1)
Net income	$93.3	$101.0	$0.3	$(101.3)	$93.3

THE SCOTTS MIRACLE-GRO COMPANY
Condensed Consolidating Statement of Operations
for the nine months ended June 30, 2012
(In millions)
(Unaudited)

	Parent	Subsidiary Guarantors	Non- Guarantors	Eliminations	Consolidated
Net sales	$—	$1,993.3	$431.6	$—	$2,424.9
Cost of sales	—	1,272.3	295.9	—	1,568.2
Cost of sales—product registration and recall matters	—	0.4	—	—	0.4
Gross profit	—	720.6	135.7	—	856.3
Operating expenses:
Selling, general and administrative	—	434.7	122.3	—	557.0
Impairment, restructuring and other	—	7.9	(0.8)	—	7.1
Product registration and recall matters	—	7.4	—	—	7.4
Other income, net	—	(2.4)	(1.1)	—	(3.5)
Income from operations	—	273.0	15.3	—	288.3
Equity income in subsidiaries	(169.7)	(7.5)	—	177.2	—
Other non-operating income	(22.4)	—	—	22.4	—
Interest expense	46.3	22.4	3.5	(22.4)	49.8
Income from continuing operations before income taxes	145.8	258.1	11.8	(177.2)	238.5
Income tax expense (benefit) from continuing operations	(0.8)	85.2	4.3	—	88.7
Income from continuing operations	146.6	172.9	7.5	(177.2)	149.8
Loss from discontinued operations, net of tax	—	(3.2)	—	—	(3.2)
Net income	$146.6	$169.7	$7.5	$(177.2)	$146.6

THE SCOTTS MIRACLE-GRO COMPANY
Condensed Consolidated Statements of Comprehensive Income
for the three months ended June 30, 2012
(In millions)
(Unaudited)

	Parent	Subsidiary Guarantors	Non- Guarantors	Eliminations	Consolidated
Net income	$93.3	$101.0	$0.3	$(101.3)	$93.3
Other comprehensive income (loss), net of tax:
Net foreign currency translation adjustment	—	—	4.4	—	4.4
Net change in derivatives	(1.3)	(0.7)	—	—	(2.0)
Net change in pension and other post retirement benefits	—	0.8	0.7	—	1.5
Total other comprehensive income (loss)	(1.3)	0.1	5.1	—	3.9
Comprehensive income	$92.0	$101.1	$5.4	$(101.3)	$97.2

THE SCOTTS MIRACLE-GRO COMPANY
Condensed Consolidated Statements of Comprehensive Income
for the nine months ended June 30, 2012
(In millions)
(Unaudited)

	Parent	Subsidiary Guarantors	Non- Guarantors	Eliminations	Consolidated
Net income	$146.6	$169.7	$7.5	$(177.2)	$146.6
Other comprehensive income (loss), net of tax:
Net foreign currency translation adjustment	—	—	(0.5)	—	(0.5)
Net change in derivatives	1.2	(0.9)	—	—	0.3
Net change in pension and other post retirement benefits	—	2.3	1.3	—	3.6
Total other comprehensive income (loss)	1.2	1.4	0.8	—	3.4
Comprehensive income	$147.8	$171.1	$8.3	$(177.2)	$150.0

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
As a leading consumer branded lawn and garden company, our product development and marketing efforts are largely focused on providing innovative and differentiated products and on continually increasing brand and product awareness to inspire consumers and create retail demand. We have successfully applied this model for a number of years by focusing on research and development and investing in advertising to support and promote our products and brands. We continually explore new and innovative ways to communicate with consumers. We believe that we receive a significant return on these expenditures and anticipate a similar commitment to research and development, and advertising and marketing investments in the future, with the continuing objective of driving profitable growth. We are undertaking initiatives in fiscal 2013 to focus on improving profitability while balancing the need to continually build stronger capabilities for future growth. These initiatives include price optimization, product cost-out initiatives and SG&A productivity.
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

In August 2010, the Scotts Miracle-Gro Board of Directors authorized the repurchase of up to $500 million of Scotts Miracle-Gro’s common shares (the “Common Shares”) over a four-year period through September 30, 2014. In May 2011, the Scotts Miracle-Gro Board of Directors authorized the repurchase of up to an additional $200 million of the Common Shares, resulting in authority to repurchase up to a total of $700 million of the Common Shares through September 30, 2014. Since inception of the program in the fourth quarter of fiscal 2010 through June 29, 2013, Scotts Miracle-Gro has repurchased 7.8 million Common Shares for $401.2 million to be held in treasury, leaving $298.8 million authorized for repurchases through September 30, 2014.
Further, on August 6, 2013, we announced that the Scotts Miracle-Gro Board of Directors had approved an increase in our quarterly dividend from $0.325 to $0.4375 per Common Share. The decision to increase the amount of cash we intend to return to our shareholders reflects our continued confidence in the business and our desire to maintain a consistent capital structure.
RESULTS OF OPERATIONS
We classified our professional seed business as discontinued operations, for all periods presented, beginning in our fourth quarter of fiscal 2012. As a result, and unless specifically stated, all discussions regarding results for the three and nine months ended June 29, 2013 and June 30, 2012, reflect results from our continuing operations.
The following table sets forth the components of income and expense as a percentage of net sales:

	THREE MONTHS ENDED		NINE MONTHS ENDED
	JUNE 29, 2013	JUNE 30, 2012	JUNE 29, 2013	JUNE 30, 2012
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	61.4	65.0	64.0	64.7
Cost of sales—impairment, restructuring and other	0.1	—	0.1	—
Gross profit	38.5	35.0	35.9	35.3
Operating expenses:
Selling, general and administrative	16.5	18.7	21.9	22.9
Impairment, restructuring and other	0.6	—	0.3	0.3
Product registration and recall matters	—	0.4	—	0.3
Other income, net	(0.4)	(0.2)	(0.3)	(0.1)
Income from operations	21.8	16.1	14.0	11.9
Interest expense	1.5	1.6	2.0	2.1
Income from continuing operations before income taxes	20.3	14.5	12.0	9.8
Income tax expense from continuing operations	7.4	5.4	4.4	3.7
Income from continuing operations	12.9	9.1	7.6	6.1
Income from discontinued operations, net of tax	—	(0.3)	—	(0.1)
Net income	12.9%	8.8%	7.6%	6.0%
Net Sales
Net sales for the three months ended June 29, 2013, were $1,148.1 million, an increase of 8.8% from net sales of $1,054.9 million for the three months ended June 30, 2012. Net sales for the nine months ended June 29, 2013, were $2,373.5 million, a decrease of 2.1% from net sales of $2,424.9 million for the nine months ended June 30, 2012. The change in net sales was attributable to the following:

	THREE MONTHS ENDED	NINE MONTHS ENDED
	JUNE 29, 2013	JUNE 29, 2013
Volume	6.2%	(3.6)%
Pricing	2.8	1.7
Foreign exchange rates	(0.3)	(0.3)
Acquisitions	0.1	0.1
Change in net sales	8.8%	(2.1)%

The increase in net sales for the three months ended June 29, 2013, was primarily driven by:

•
increased volume in our Global Consumer segment, due to a shift in net sales from the second quarter to the third quarter as a result of the delay in the start of the fiscal 2013 spring lawn and garden selling season;

•	favorable impact of increased pricing in the Global Consumer segment, primarily in the U.S.;

•	partially offset by a decline in net sales attributable to our marketing agreement with Monsanto; and

•	an unfavorable impact of foreign exchange rates as a result of the slight strengthening of the U.S. dollar relative to other currencies.
The decrease in net sales for the nine months ended June 29, 2013, was primarily driven by:

•	decreased volume in our Global Consumer segment, driven by a delay in the start of the fiscal 2013 spring lawn and garden selling season;

•	a decline in net sales attributable to our marketing agreement with Monsanto;

•	a decrease in net sales related to ICL supply agreements, which were entered into in connection with the sale of Global Pro in February 2011;

•	an unfavorable impact of foreign exchange rates as a result of the slight strengthening of the U.S. dollar relative to other currencies;

•	partially offset by a favorable impact of increased pricing in the Global Consumer segment, primarily in the U.S.; and

•	increased volume within our Scotts LawnService® segment due to increased customer count and a weather driven delay of sales from the fourth quarter of fiscal 2012 to the first quarter of fiscal 2013.
Cost of Sales
The following table shows the major components of cost of sales:

	THREE MONTHS ENDED		NINE MONTHS ENDED
	JUNE 29, 2013	JUNE 30, 2012	JUNE 29, 2013	JUNE 30, 2012
	(In millions)
Materials	$434.3	$416.3	$923.6	$957.4
Manufacturing labor and overhead	129.7	117.3	275.9	269.8
Distribution and warehousing	123.9	124.2	269.3	272.0
Roundup® reimbursements	16.9	27.9	51.5	69.0
	$704.8	$685.7	1,520.3	1,568.2
Impairment, restructuring and other	1.5	—	1.6	—
Product registration and recall matters	—	0.2	—	0.4
	$706.3	$685.9	$1,521.9	$1,568.6

Factors contributing to the change in cost of sales are outlined in the following table:

	THREE MONTHS ENDED	NINE MONTHS ENDED
	JUNE 29, 2013	JUNE 29, 2013
	(In millions)
Material costs	$(10.2)	$(2.6)
Volume and product mix	42.5	(23.5)
Roundup® reimbursements	(11.0)	(17.5)
Foreign exchange rates	(2.2)	(4.3)
Change in cost of sales	$19.1	(47.9)
Impairment, restructuring and other	1.5	1.6
Product registration and recall matters	(0.2)	(0.4)
Change in cost of sales	$20.4	$(46.7)

The increase in cost of sales, for the three months ended June 29, 2013, was primarily driven by:

•
increased volume in our Global Consumer segment, due to a shift in net sales from the second quarter to the third quarter as a result of the delay in the start of the fiscal 2013 spring lawn and garden selling season;

•	partially offset by a decline in our growing media material costs due to our product cost-out initiatives;

•	lower reimbursements attributable to our marketing agreement with Monsanto; and

•	favorable impact of foreign exchange rates as a result of a slight strengthening of the U.S. dollar relative to other currencies.
The decrease in cost of sales, for the nine months ended June 29, 2013, was primarily driven by:

•	decreased volume in our Global Consumer segment, resulting from a delay in the start of the fiscal 2013 spring lawn and garden selling season;

•	a decline in our growing media material costs due to our product cost-out initiatives;

•	lower reimbursements attributable to our marketing agreement with Monsanto; and

•	favorable impact of foreign exchange rates as a result of a slight strengthening of the U.S. dollar relative to other currencies.
Gross Profit
As a percentage of net sales, our gross profit rate was 38.5% and 35.0% for the three months ended June 29, 2013 and June 30, 2012, respectively. As a percentage of net sales, our gross profit rate was 35.9% and 35.3% for the nine months ended June 29, 2013 and June 30, 2012, respectively. Factors contributing to the change in gross profit rate are outlined in the following table:

	THREE MONTHS ENDED	NINE MONTHS ENDED
	JUNE 29, 2013	JUNE 29, 2013
Pricing	1.7%	1.1%
Material costs	0.9	0.1
Product mix and volume:
Roundup® commissions and reimbursements	0.5	0.2
Corporate & Other	—	0.1
Scotts LawnService®	0.1	0.1
Global Consumer mix and volume	0.4	(0.9)
Change in gross profit rate	3.6%	0.7%
Impairment, restructuring and other	(0.1)	(0.1)
Change in gross profit rate	3.5%	0.6%
The increase in the gross profit rate, for the three months ended June 29, 2013, was primarily driven by:

•	favorable impact of increased pricing for the Global Consumer segment, primarily in the U.S.;

•	decreased material costs in our Global Consumer segment due to a decline in growing media material costs due to product cost-out initiatives; and

•	increased volume in our Global Consumer segment, resulting in improved leverage of fixed manufacturing and warehousing costs.
The increase in the gross profit rates, for the nine months ended June 29, 2013, was primarily driven by:

•	favorable impact of increased pricing for the Global Consumer segment, primarily in the U.S.;

•	lower reimbursements attributable to our marketing agreement with Monsanto;

•	partially offset by decreased sales volume in our Global Consumer segment resulting in reduced leverage of fixed manufacturing and warehousing costs.

Selling, General and Administrative Expenses
The following table sets forth the components of selling, general and administrative expenses:

	THREE MONTHS ENDED		NINE MONTHS ENDED
	JUNE 29, 2013	JUNE 30, 2012	JUNE 29, 2013	JUNE 30, 2012
	(In millions)
Advertising	$59.3	$64.4	$124.6	$147.1
Share-based compensation	1.9	1.7	10.4	10.6
Research and development	11.5	13.2	34.1	37.4
Amortization of intangibles	1.9	1.8	5.9	5.4
Other selling, general and administrative	114.9	116.5	346.0	356.5
	$189.5	$197.6	$521.0	$557.0

Selling, general and administrative (“SG&A”) expenses decreased $8.1 million, or 4.1%, to $189.5 million for the third quarter of fiscal 2013 compared to the same period of fiscal 2012. The decrease in advertising of $5.1 million was driven by a planned reduction in media investment and our media purchasing efficiencies. The decrease in other SG&A of $1.6 million was driven by a decrease in outside consulting expenditures and marketing related expenditures due to cost productivity initiatives, partially offset by higher employee related costs, including incentive compensation and severance.

SG&A expenses decreased $36.0 million, or 6.5%, to $521.0 million for the first nine months of fiscal 2013 compared to the same period of fiscal 2012. The decrease in advertising of $22.5 million was driven by a planned reduction in media investment and our media purchasing efficiencies. The decrease in other SG&A of $10.5 million was driven by a decrease in outside consulting and marketing related expenditures due to cost productivity initiatives, partially offset by higher employee related costs, including incentive compensation and severance.
Impairment, Restructuring and Other
For the three months ended June 29, 2013, we recognized expense for employee severance charges of $8.5 million related to an international restructuring plan to reduce headcount and streamline management decision making within the Global Consumer segment. For the nine months ended June 29, 2013, we recognized expense of $8.3 million primarily related to international severance of $8.7 million. In addition, we recognized income of $4.7 million related to the reimbursement by a vendor for a portion of the costs incurred for the development and commercialization of products including the active ingredient MAT 28 in the Global Consumer segment. We also recognized a $4.3 million asset impairment charge as a result of issues with the commercialization of an insect repellent technology for the Global Consumer segment.
For the nine months ended June 30, 2012, we incurred $7.1 million of impairment, restructuring and other charges primarily associated with a $5.3 million asset impairment charge as a result of issues with commercialization of products including the active ingredient MAT 28 for the Global Consumer segment. In continuation of the 2011 restructuring plan, we incurred an additional $1.6 million in restructuring costs related to termination benefits provided to employees who accepted voluntary retirement and special termination benefits provided to certain employees upon future separation as well as $0.2 million related to curtailment charges for our U.S. defined benefit pension and U.S retiree medical plans.
Other Income, net
Other income was $4.9 million for the three months ended June 29, 2013 compared to $2.2 million for the three months ended June 30, 2012. Other income was $7.5 million for the nine months ended June 29, 2013 compared to $3.5 million for the nine months ended June 30, 2012. The increase in other income for fiscal 2013 is primarily due to the sale of peat bog land in the United Kingdom for a gain of $2.3 million. Other income is comprised of activities outside our normal business operations, such as royalty income from the licensing of certain of our brand names, franchise fee income from our Scotts LawnService® business, foreign exchange gains/losses and gains/losses from the sale of non-inventory assets.
Interest Expense
Interest expense was $16.8 million for the three months ended June 29, 2013 compared to $16.6 million for the three months ended June 30, 2012. Excluding the impact of foreign exchange rates, average borrowings declined by approximately $22.0 million during the three months ended June 29, 2013, as compared to the same prior year period. The decline in average borrowings was driven by lower working capital needs associated with lower production of inventory. Additionally, there was an increase in our weighted average interest rate of 17 basis points primarily due to an increase in our credit facility rate as a result of an increase in our leverage ratio.

Interest expense was $47.9 million for the nine months ended June 29, 2013 compared to $49.8 million for the nine months ended June 30, 2012. Excluding the impact of foreign exchange rates, average borrowings declined by approximately $53.2 million during the nine months ended June 29, 2013, as compared to the same prior year period. The decline in average borrowings was primarily driven by lower working capital needs associated with lower production of inventory. Additionally, there was minimal change in our weighted average interest rate compared to the nine months ended June 30, 2012, as the February 2012 expiration of our of 5.2% interest rate swap was offset by higher interest rates on our credit facility.
Income Tax Expense
The effective tax rate related to continuing operations for the three months ended June 29, 2013 was 36.5% compared to 37.2% for the three months ended June 30, 2012. The effective tax rate related to continuing operations for the nine months ended June 29, 2013 was 36.6% compared to 37.2% for the nine months ended June 30, 2012. The effective tax rate used for interim purposes was based on our best estimate of factors impacting the effective tax rate for the full fiscal year. Factors affecting the estimated effective tax rate include assumptions as to income by jurisdiction (domestic and foreign), the availability and utilization of tax credits and the existence of elements of income and expense that may not be taxable or deductible. The estimated effective tax rate is subject to revision in later interim periods and at fiscal year end as facts and circumstances change during the course of the fiscal year. There can be no assurances that the effective tax rate estimated for interim financial reporting purposes will approximate the effective tax rate determined at fiscal year end.
Income from Continuing Operations
We reported income from continuing operations of $148.2 million, or $2.37 per diluted share, for the third quarter of fiscal 2013 compared to $96.4 million, or $1.55 per diluted share, for the third quarter of fiscal 2012. Income from continuing operations for the first nine months of fiscal 2013 was $179.8 million, or $2.88 per diluted share, compared to $149.8 million, or $2.42 per diluted share, for the same period of fiscal 2012. The increase in our income from continuing operations for the three months ended June 29, 2013 was driven primarily by the impact of higher net sales and a decrease in SG&A, partially offset by impairment, restructuring and other charges. The increase in our income from continuing operations for the nine months ended June 29, 2013 was driven primarily by a decrease in SG&A expenses and product registration and recall matter charges. Diluted average common shares used in the diluted net income per common share calculation were 62.6 million for the third quarter of fiscal 2013 compared to 62.2 million for the same period a year ago. Diluted average common shares used in the diluted net income per common share calculation were 62.5 million for the first nine months ended June 29, 2013 compared to 62.0 million for the first nine months ended June 30, 2012. The increase in dilutive average common shares for the three and nine months ended June 29, 2013 was a result of the exercise and issuance of share-based compensation awards.
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
The following table sets forth net sales by segment:

	THREE MONTHS ENDED		NINE MONTHS ENDED
	JUNE 29, 2013	JUNE 30, 2012	JUNE 29, 2013	JUNE 30, 2012
	(In millions)
Global Consumer	$1,052.2	$960.7	$2,180.0	$2,229.4
Scotts LawnService®	89.9	87.8	167.6	161.3
Segment total	1,142.1	1,048.5	2,347.6	2,390.7
Corporate & Other	6.0	6.4	25.9	34.2
Consolidated	$1,148.1	$1,054.9	$2,373.5	$2,424.9

The following table sets forth segment income from continuing operations before income taxes:

	THREE MONTHS ENDED		NINE MONTHS ENDED
	JUNE 29, 2013	JUNE 30, 2012	JUNE 29, 2013	JUNE 30, 2012
	(In millions)
Global Consumer	$261.7	$171.7	$413.1	$377.4
Scotts LawnService®	22.3	22.4	4.4	4.9
Segment total	284.0	194.1	417.5	382.3
Corporate & Other	(22.8)	(18.1)	(70.3)	(72.4)
Intangible asset amortization	(2.5)	(2.2)	(7.5)	(6.7)
Product registration and recall matters	—	(4.0)	—	(7.8)
Impairment, restructuring and other	(8.5)	0.4	(8.3)	(7.1)
Interest expense	(16.8)	(16.6)	(47.9)	(49.8)
Consolidated	$233.4	$153.6	$283.5	$238.5
Global Consumer
Global Consumer segment net sales were $1,052.2 million in the third quarter of fiscal 2013, an increase of 9.5% from the third quarter of fiscal 2012 sales of $960.7 million, and were $2,180.0 million for the first nine months of fiscal 2013, a decrease of 2.2% from the first nine months of fiscal 2012 sales of $2,229.4 million. For the three months ended June 29, 2013, pricing and volume favorably impacted net sales by 3.2% and 6.7%, respectively, partially offset by unfavorable foreign exchange rates of 0.3%. For the nine months ended June 29, 2013, volume and foreign exchange rates unfavorably impacted net sales by 3.9% and 0.3%, respectively, partially offset by favorable price and acquisition impacts of 1.9% and 0.1%, respectively.
Net sales in the U.S. increased $60.0 million, or 7.5% and decreased $47.3 million, or 2.6%, for the third quarter and first nine months of fiscal 2013, respectively, as compared to the same periods in fiscal 2012. The increase in U.S. net sales for the third quarter was driven by higher sales within all geographies and product categories except for our home protection controls products, due to a shift from second quarter to the third quarter in net sales as a result of the delay in the start of the fiscal 2013 spring lawn and garden selling season. The decrease in U.S. net sales for the first nine months was driven by lower sales within all product categories, except for our growing media products, due to a delay in the start of the fiscal 2013 spring lawn and garden season.
Excluding the impact of changes in foreign exchange rates, net sales internationally increased by $34.3 million, or 21.1% and $3.7 million, or 0.9%, for the third quarter and first nine months of fiscal 2013, respectively. The increase in sales internationally was primarily driven by higher sales within all product categories.
Global Consumer segment operating income increased by $90.0 million, or 52.4%, and $35.7 million, or 9.5%, in the third quarter and first nine months of fiscal 2013, respectively, as compared to the same periods of fiscal 2012. Excluding the impact of changes in foreign exchange rates, the increase was 52.9% and 9.7% for the third quarter and first nine months of fiscal 2013, respectively. The increase was primarily driven by the favorable impact of pricing, decreased material costs due to our product cost-out initiatives and a decrease in SG&A expenses.
Scotts LawnService®
Scotts LawnService® net sales increased by $2.1 million, or 2.4%, and $6.3 million, or 3.9% in the third quarter and first nine months of fiscal 2013, respectively, as compared to the same periods of fiscal 2012. The increase in net sales in the third quarter of fiscal 2013 was driven by increased customer count. The increase in net sales for the first nine months of fiscal 2013 was due to an increase in customer count and a weather driven delay of sales from the fourth quarter of fiscal 2012 into the first quarter of 2013.
The operating income for Scotts LawnService® decreased by $0.1 million, or 0.4%, and by $0.5 million, or 10.2%, in the third quarter and first nine months of fiscal 2013, respectively, as compared to the same period of fiscal 2012. The decline in performance was primarily driven by a planned increase in SG&A spending in media and marketing.
Corporate & Other
The net operating loss for Corporate & Other was $22.8 million and $70.3 million for the three and nine months ended June 29, 2013, respectively compared to $18.1 million and $72.4 million for the three and nine months ended June 30, 2012, respectively. The increase for the three months ended June 29, 2013 was primarily related to higher employee related costs, including severance and incentive compensation partially offset by reductions in our outside consulting expenditures due to our cost productivity initiatives. The decrease for the nine months ended June 29, 2013 was primarily related to reductions in our outside consulting expenditures as part of our cost productivity initiatives, partially offset by higher employee related costs, including severance and incentive compensation.
LIQUIDITY AND CAPITAL RESOURCES
Operating Activities
Cash provided by operating activities totaled $143.1 million and $115.1 million for the nine months ended June 29, 2013 and June 30, 2012, respectively. Cash provided by operating activities increased $28.0 million primarily due to an increase in net income of $33.9 million, partially offset by an increase in cash used for working capital of $8.2 million. The increase in cash used for working capital was primarily due to increased sales volume in the third quarter of fiscal 2013 due to a shift from the second quarter to the third quarter in net sales as a result of the delay in the start of the spring lawn and garden selling season.
Investing Activities
Cash used in investing activities totaled $46.9 million and $45.5 million for the nine months ended June 29, 2013 and June 30, 2012, respectively. Cash used for investments in property, plant and equipment during the first nine months of fiscal 2013 and fiscal 2012 was $42.7 million and $39.0 million, respectively, primarily related to investments to increase efficiencies at existing production facilities. Additionally, during the nine months ended June 29, 2013, we completed the acquisition of two franchisee businesses within our Scotts LawnService® segment for $3.2 million and an investment of an unconsolidated affiliate for $4.5 million. In addition, during the third quarter of fiscal 2013 we received cash proceeds of $3.5 million for the sale of long-lived assets, primarily associated with the sale of peat bog land in the United Kingdom. For the nine months ended June 30, 2012, we completed acquisitions of $7.0 million, primarily consisting of an acquisition of a controls business within our Global Consumer segment.
Financing Activities
Financing activities used cash of $117.8 million and $68.9 million for the nine months ended June 29, 2013 and June 30, 2012, respectively. The increase in cash used in financing activities was primarily the result of lower net borrowings under our credit facility of $45.1 million during the first three quarters of fiscal 2013 and a decrease in net cash received from stock option activity of $15.3 million, partially offset by a decrease in repurchases of our common shares in fiscal 2013 of $17.5 million.
Cash and Cash Equivalents
Our cash and cash equivalents were held in cash depository accounts with major financial institutions around the world or invested in high quality, short-term liquid investments with a balance of $105.4 million as of June 29, 2013, compared to $132.3 million as of June 30, 2012. The cash and cash equivalents balance at June 29, 2013 included $100.7 million held by controlled foreign corporations. Our current plans do not demonstrate a need to, nor do we have plans to, repatriate the retained earnings from these foreign corporations as the earnings are indefinitely reinvested. However, in the future, if we determine it is necessary to repatriate these funds, or we sell or liquidate any of these foreign corporations, we may be required to pay associated taxes on the repatriation.
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
Under our credit facility, we have the ability to obtain letters of credit up to $75 million outstanding. At June 29, 2013, we had letters of credit in the aggregate face amount of $23.3 million outstanding and $1,533.8 million of availability under our credit facility, subject to our continued compliance with covenants discussed below.
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
We account for the sale of receivables under the 2012 MARP Agreement as short-term debt and continue to carry the receivables on our Consolidated Balance Sheet, primarily as a result of our right to repurchase receivables sold. There were short-term borrowings under the 2012 MARP Agreement of $159.9 million as of June 29, 2013 and $87.5 million as of June 30, 2012.
As of June 29, 2013, we were in compliance with all debt covenants. Our credit facility contains, among other obligations, an affirmative covenant regarding our leverage ratio, calculated as indebtedness relative to our earnings before interest, taxes, depreciation and amortization. Under the terms of the credit facility, the maximum leverage ratio was 3.50 as of June 29, 2013. Our leverage ratio was 2.46 at June 29, 2013. Our credit facility also includes an affirmative covenant regarding our interest coverage. Under the terms of the credit facility, the minimum interest coverage ratio was 3.50 for the twelve months ended June 29, 2013. Our interest coverage ratio was 5.79 for the twelve months ended June 29, 2013.
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
In our opinion, cash flows from operations and borrowings under our credit agreement will be sufficient to meet debt service and working capital needs, capital expenditures, cash dividends and purchases of our common shares for the foreseeable future. However, we cannot ensure that our business will generate sufficient cash flow from operations or that future borrowings will be available under our credit facility in amounts sufficient to pay indebtedness or fund other liquidity needs. Actual results of operations will depend on numerous factors, many of which are beyond our control.
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
Contractual Obligations
There have been no material changes outside of the ordinary course of business, in our outstanding contractual obligations since the end of fiscal 2012 and through June 29, 2013.
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
In addition, there were no changes in the Registrant’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during the Registrant’s fiscal quarter ended June 29, 2013 that have materially affected, or are reasonably likely to materially affect, the Registrant’s internal control over financial reporting.

PART II—OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Other than as discussed in “NOTE 11. CONTINGENCIES” of the Notes to Condensed Consolidated Financial Statements, pending material legal proceedings have not changed significantly since those disclosed in Scotts Miracle-Gro's Annual Report on Form 10-K for the fiscal year ended September 30, 2012.

ITEM 1A. RISK FACTORS

The Company's risk factors as of June 29, 2013 have not changed materially from those described in “ITEM IA. RISK FACTORS” in Scotts Miracle-Gro's Annual Report on Form 10-K for the fiscal year ended September 30, 2012.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The payment of future dividends, if any, on the Common Shares will be determined by the Board of Directors in light of conditions then existing, including the Company's earnings, financial condition and capital requirements, restrictions in financing agreements, business conditions and other factors. The Company's credit facility restricts future dividend payments to an aggregate of $125 million annually through fiscal 2013 and $150 million annually beginning in fiscal 2014 if our leverage ratio, after giving effect to any such annual dividend payment, exceeds 2.50. Our leverage ratio was 2.46 at June 29, 2013.

(a)	Issuer Purchases of Equity Securities

The following table shows the purchases of Common Shares made by or on behalf of Scotts Miracle-Gro or any “affiliated purchaser” (as defined in Rule 10b-18(a)(3) under the Securities Exchange Act of 1934, as amended) of Scotts Miracle-Gro for each fiscal month in the nine months ended June 29, 2013:

Period	Total Number of Common Shares Purchased(1)	Average Price Paid per Common Share(2)	Total Number of Common Shares Purchased as Part of Publicly Announced Plans or Programs(3)	Approximate Dollar Value of Common Shares That May Yet be Purchased Under the Plans or Programs(3)
March 31, 2013 through April 27, 2013	238	$44.16	—	$298,816,786
April 28, 2013 through May 25, 2013	—	$—	—	$298,816,786
May 26, 2013 through June 29, 2013	1,434	$47.24	—	$298,816,786
Total	1,672	$—	—

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

THE SCOTTS MIRACLE-GRO COMPANY

Date: August 7, 2013	/s/ LAWRENCE A. HILSHEIMER
Lawrence A. Hilsheimer
Executive Vice President and Chief Financial Officer

THE SCOTTS MIRACLE-GRO COMPANY
QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED JUNE 29, 2013

INDEX TO EXHIBITS

EXHIBIT NO.	DESCRIPTION	LOCATION

10.1
Specimen form of Restricted Stock Unit Award Agreement for Employees (with Related Dividend Equivalents) used to evidence grants of Restricted Stock Units made on April 1, 2013 to Lawrence A. Hilsheimer under The Scotts Miracle-Gro Company Long-Term Incentive Plan
Incorporated herein by reference to the Registrant's Quarterly Report on Form 10-Q for the quarterly period ended March 30, 2013 (File No. 1-11593) [Exhibit 10.6]

10.2	Separation Agreement and Release of All Claims, entered into and effective as of July 10, 2013, by and between The Scotts Company LLC and Vincent C. Brockman	Incorporated herein by reference to the Registrant's Current Report on Form 8-K filed July 11, 2013 (File No. 1-11593) [Exhibit 10.1]

10.3	Consulting Agreement, dated as of May 9, 2013, between The Scotts Miracle-Gro Company and Dr. Michael Porter	*

31.1	Rule 13a-14(a)/15d-14(a) Certifications (Principal Executive Officer)	*

31.2	Rule 13a-14(a)/15d-14(a) Certifications (Principal Financial Officer)	*

32	Section 1350 Certifications (Principal Executive Officer and Principal Financial Officer)	*

101.INS	XBRL Instance Document	*

101.SCH	XBRL Taxonomy Extension Schema	*

101.CAL	XBRL Taxonomy Extension Calculation Linkbase	*

101.DEF	XBRL Taxonomy Extension Definition Linkbase	*

101.LAB	XBRL Taxonomy Extension Label Linkbase	*

101.PRE	XBRL Taxonomy Extension Presentation Linkbase	*

*	Included herewith