Form 10-K
period 2013-09-30
SCOTTS MIRACLE-GRO CO
filed 2013-11-20
CIK 825542

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________________________________________________
Form 10-K
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended September 30, 2013
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☑
The aggregate market value of Common Shares (the only common equity of the registrant) held by non-affiliates as of March 30, 2013 (the last business day of the most recently completed second quarter) was approximately $1,892,511,413.
There were 61,985,318 Common Shares of the registrant outstanding as of November 13, 2013.
______________________________________________________________
DOCUMENTS INCORPORATED BY REFERENCE:
Portions of the definitive Proxy Statement for the registrant’s 2014 Annual Meeting of Shareholders are incorporated by reference into Part III of this Annual Report on Form 10-K.

PART I

ITEM 1.	BUSINESS
Company Description and Development of the Business
The discussion below provides a brief description of the business conducted by The Scotts Miracle-Gro Company (“Scotts Miracle-Gro” and, together with its subsidiaries, the “Company,” “we” or “us”), including general developments in the Company’s business during the fiscal year ended September 30, 2013 (“fiscal 2013”). For additional information on recent business developments, see “ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS” of this Annual Report on Form 10-K.
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
We are dedicated to delivering strong, long-term financial results and outstanding shareholder returns by providing products of superior quality and value to enhance consumers’ lawn and garden environments. In fiscal 2013, we progressed a number of key initiatives which focused on: (1) margin improvement and SG&A reduction and (2) stronger balance sheet and operating cash flow with a bias towards returning cash to shareholders. After a late start to the season impacting first half results, strong consumer engagement and our initiatives came together in the second half of the year to lift full year results. We also continued our long term focus on innovation and global expansion.
Business Segments
We divide our business into the following reportable segments:

•	Global Consumer

•	Scotts LawnService®
This division of reportable segments is consistent with how the segments report to and are managed by our Chief Executive Officer (the chief operating decision maker of the Company). Financial information about these segments for each of the three years ended September 30 is presented in “NOTE 21. SEGMENT INFORMATION” of the Notes to Consolidated Financial Statements included in this Annual Report on Form 10-K.
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
2 Roundup® is a registered trademark of Monsanto Technology LLC, a company affiliated with Monsanto Company ("Monsanto")

Lawn Care: The lawn care category is designed to help consumers obtain and enjoy the lawn they want. In the United States, products within this category include fertilizer products under the Scotts® and Turf Builder® brand names, grass seed products under the Scotts®, Turf Builder®, EZ Seed®, Water Smart® and PatchMaster® brand names and lawn-related weed, pest and disease control products primarily under the Scotts® and Lawn Pro® brand names, including sub-brands such as GrubEx®. A similar range of products is marketed in Europe under a variety of brands such as EverGreen®, Fertiligène®, Substral®, Miracle-Gro Patch Magic®, Weedol®, Pathclear®, KB® and Celaflor®. The lawn care category also includes spreaders and other durables under the Scotts® brand name, including Turf Builder® EdgeGuard® spreaders, Snap® spreaders and Handy Green®II handheld spreaders.
Gardening and Landscape: The gardening and landscape category is designed to help consumers grow and enjoy flower and vegetable gardens and beautify landscaped areas. In the United States, products within this category include a complete line of water soluble plant foods under the Miracle-Gro® brand and sub-brands such as LiquaFeed®, continuous-release plant foods under the Osmocote® and Shake ‘N Feed® brand names, potting mixes and garden soils under the Miracle-Gro®, Scotts®, Hyponex®, Earthgro® and SuperSoil® brand names, mulch and decorative groundcover products under the Scotts® brand, including the sub-brands Nature Scapes® and Earthgro®, landscape weed prevention products under the Ortho® brand, plant-related pest and disease control products under the Ortho® brand, wild bird food and bird feeder products under the Scotts Songbird Selections®, Morning Song® and Country Pride® brand names, organic garden products under the Miracle-Gro Organic Choice®, Scotts® and Whitney Farms® brand names, and live goods under the Miracle-Gro® brand and Gro-ables® sub-brand. Internationally, similar products are marketed under the Miracle-Gro®, Fertiligène®, Substral®, KB®, Celaflor®, ASEF®, Scotts®, Morning Melodies®, Scotts EcoSense®, Fertiligène Naturen®, Substral Naturen®, KB Naturen®, Carre Vert® and Miracle-Gro Organic Choice® brand names.
Controls: The controls category is designed to help consumers protect their homes from pests and maintain external home areas. In the United States, insect control and rodenticide products are marketed under the Ortho® brand name, including Ortho Max®, Home Defense Max® and Bug B Gon Max® sub-brands, selective weed control products are marketed under the Ortho® Weed B Gon® sub-brand, while non-selective weed control products are marketed under the Roundup® and Groundclear® brand names. Internationally, products within this category are marketed under the Nexa Lotte®, Fertiligène®, KB®, Home Defence®, Weedol®, Pathclear® and Roundup® brands. In addition, in October 2013 through our acquisition of the Tomcat® consumer rodent control business from Bell Laboratories, Inc., we began to market rodent control products under the Tomcat® brand.
Since 1999, we have served as Monsanto’s exclusive agent for the marketing and distribution of consumer Roundup® products in the consumer lawn and garden market within the United States and other specified countries, including Australia, Austria, Belgium, Canada, France, Germany, the Netherlands and the United Kingdom. Under the terms of the Amended and Restated Exclusive Agency and Marketing Agreement (the “Marketing Agreement”) between the Company and Monsanto, we are jointly responsible with Monsanto for developing global consumer and trade marketing programs for consumer Roundup®. We have responsibility for manufacturing conversion, distribution and logistics, and selling and marketing support for consumer Roundup®. Monsanto continues to own the consumer Roundup® business and provides significant oversight of the brand. In addition, Monsanto continues to own and operate the agricultural Roundup® business. For additional details regarding the Marketing Agreement, see “ITEM 1A. RISK FACTORS — If Monsanto were to terminate the Marketing Agreement for consumer Roundup® products, we would lose a substantial source of future earnings and overhead expense absorption” of this Annual Report on Form 10-K and “NOTE 6. MARKETING AGREEMENT” of the Notes to Consolidated Financial Statements included in this Annual Report on Form 10-K.
Scotts LawnService®
The Scotts LawnService® segment provides residential and commercial lawn care, tree and shrub care and limited pest control services in the United States through periodic applications of fertilizer and control products. As of September 30, 2013, Scotts LawnService® had 86 Company-operated locations as well as 93 locations operated by independent franchisees.
Acquisitions and Divestitures
On October 14, 2013, we acquired the Tomcat® consumer rodent control business from Bell Laboratories, Inc. located in Madison, Wisconsin for $60 million. In addition, over the past five years we have completed several smaller acquisitions within our controls, growing media and Scotts LawnService® businesses.
During the past five years we have completed several divestitures including the wind down of our Smith & Hawken business completed in the first quarter of fiscal 2010 and the February 28, 2011 sale of our Global Professional (“Global Pro”) business to Israel Chemicals Ltd. (“ICL”) for $270 million. In the fourth quarter of fiscal 2012, we completed the wind down of our professional seed business. We have classified our results of operations for all periods presented to reflect these businesses as discontinued operations. See “NOTE 2. DISCONTINUED OPERATIONS” of the Notes to Consolidated Financial Statements included in this Annual Report on Form 10-K for additional information.

Principal Markets and Methods of Distribution
We sell our consumer products primarily to home centers, mass merchandisers, warehouse clubs, large hardware chains, independent hardware stores, nurseries, garden centers and food and drug stores through both a direct sales force and our network of brokers and distributors. In addition, during fiscal 2013, we employed approximately 2,200 full-time and seasonal in-store associates within the U.S. to help our retail partners merchandise their lawn and garden departments directly to consumers of our products.
The majority of shipments to customers are made via common carriers or through distributors in the United States and through a network of public warehouses and distributors in Europe. We primarily utilize third parties to manage the key distribution centers for our Global Consumer business in North America, which are strategically placed across the United States and Canada. The primary distribution centers for our Global Consumer business internationally are located in the United Kingdom, France, Germany, Austria and Australia and are also managed by third-party logistics providers. Growing media products are generally shipped direct-to-store without passing through a distribution center. Fiscal 2013 marked year five of our multi-year plan to co-distribute lawn fertilizer and growing media products directly to our retail customers, which to date has helped eliminate the need for approximately 25% of our third-party warehouse space.
Raw Materials
We purchase raw materials for our products from various sources. We are subject to market risk as a result of the fluctuating prices of raw materials such as urea and other fertilizer inputs, resins, diesel, gasoline, sphagnum peat, bark, grass seed and wild bird food grains. Our objectives surrounding the procurement of these materials are to ensure continuous supply, to minimize costs and to improve predictability. We seek to achieve these objectives through negotiation of contracts with favorable terms directly with vendors. When appropriate, we commit to purchase a certain percentage of our needs in advance of the season to secure pre-determined prices. We also hedge certain commodities, particularly diesel, gasoline and urea, to improve predictability and control costs. Sufficient raw materials were available during fiscal 2013.
Trademarks, Patents and Licenses
We consider our trademarks, patents and licenses to be key competitive advantages. We pursue a vigorous trademark protection strategy consisting of registration and maintenance of key trademarks and proactive monitoring and enforcement activities to protect against infringement. The Scotts®, Miracle-Gro®, Ortho®, Scotts LawnService®, Hyponex® and Earthgro® brand names and logos, as well as a number of product trademarks, including Turf Builder®, EZ Seed®, Snap®, Organic Choice®, Home Defense Max®, Nature Scapes® and Weed B Gon Max®, are registered in the United States and/or internationally and are considered material to our business.
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
Seasonality and Backlog
Our business is highly seasonal, with in excess of 75% of our annual net sales occurring in our second and third fiscal quarters combined. Our annual sales are further concentrated in our second and third fiscal quarters by retailers who rely on our ability to deliver products closer to when consumers buy our products, thereby reducing retailers’ pre-season inventories.
We anticipate significant orders for the upcoming spring season will start to be received late in the winter and continue through the spring season. Historically, substantially all orders are received and shipped within the same fiscal year with minimal carryover of open orders at the end of the fiscal year.
Significant Customers
Approximately 89.7% of our worldwide net sales in fiscal 2013 were made by our Global Consumer segment. Our three largest customers are reported within the Global Consumer segment and are the only customers that individually represent more than 10% of reported consolidated net sales. Approximately 65% of our Global Consumer segment net sales in fiscal 2013 were made to Home Depot, Lowe’s and Walmart. We face strong competition for the business of these significant customers. The loss of any of these customers or a substantial decrease in the volume or profitability of our business with any of these customers could have a material effect on our financial condition, results of operations or cash flows.

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
Research and Development
We continually invest in research and development, both in the laboratory and at the consumer level, to improve our products, manufacturing processes, packaging and delivery systems. Spending on research and development was $46.7 million, $50.8 million and $50.9 million in fiscal 2013, fiscal 2012 and fiscal 2011, respectively, including product registration costs of $12.4 million, $14.0 million and $14.6 million, respectively. In addition to the benefits of our own research and development, we actively seek ways to leverage the research and development activities of our suppliers and other business partners.
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
For more information regarding how compliance with federal, state, local and foreign laws and regulations may affect us, see “ITEM 1A. RISK FACTORS — Compliance with environmental and other public health regulations or changes in such regulations or regulatory enforcement priorities could increase our costs of doing business or limit our ability to market all of our products” of this Annual Report on Form 10-K.
Regulatory Matters
We are subject to various environmental proceedings, the majority of which are for site remediation. At September 30, 2013, $4.0 million was accrued for such environmental matters. During fiscal 2013, fiscal 2012 and fiscal 2011, we expensed $0.4 million, $0.8 million and $2.4 million, respectively, for such environmental matters. We had no material capital expenditures during the last three fiscal years related to environmental or regulatory matters.

Employees
As of September 30, 2013, we employed approximately 6,200 employees. During peak sales and production periods, we employ approximately 8,400 employees, including seasonal and temporary labor.
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
Cautionary Note Regarding Forward-Looking Statements
This Annual Report on Form 10-K, including the exhibits hereto and the information incorporated by reference herein, as well as our 2013 Annual Report to Shareholders (our “2013 Annual Report”), contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which are subject to risks and uncertainties. Other than statements of historical fact, information regarding activities, events and developments that we expect or anticipate will or may occur in the future, including, but not limited to, information relating to our future growth and profitability targets and strategies designed to increase total shareholder value, are forward-looking statements based on management’s estimates, assumptions and projections. Forward-looking statements also include, but are not limited to, statements regarding our future economic and financial condition and results of operations, the plans and objectives of management and our assumptions regarding our performance and such plans and objectives, as well as the amount and timing of repurchases of Scotts Miracle-Gro common shares. Forward-looking statements generally can be identified through the use of words such as “guidance,” “outlook,” “projected,” “believe,” “target,” “predict,” “estimate,” “forecast,” “strategy,” “may,” “goal,” “expect,” “anticipate,” “intend,” “plan,” “foresee,” “likely,” “will,” “should” and other similar words and variations.
Forward-looking statements contained in this Annual Report on Form 10-K and our 2013 Annual Report are predictions only and actual results could differ materially from management’s expectations due to a variety of factors, including those described below. All forward-looking statements attributable to us or persons working on our behalf are expressly qualified in their entirety by such risk factors.
The forward-looking statements that we make in this Annual Report on Form 10-K and our 2013 Annual Report are based on management’s current views and assumptions regarding future events and speak only as of their dates. We disclaim any obligation to update developments of these risk factors or to announce publicly any revisions to any of the forward-looking statements that we make, or to make corrections to reflect future events or developments, except as required by the federal securities laws.
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

Under the Food Quality Protection Act, enacted by the U.S. Congress in 1996, food-use pesticides are evaluated to determine whether there is reasonable certainty that no harm will result from the cumulative effects of pesticide exposures. Under this Act, the U.S. EPA is evaluating the cumulative and aggregate risks from dietary and non-dietary exposures to pesticides. The pesticides in our products, certain of which may be used on crops processed into various food products, are typically manufactured by independent third parties and continue to be evaluated by the U.S. EPA as part of this exposure risk assessment. The U.S. EPA or the third-party registrant may decide that a pesticide we use in our products will be limited or made unavailable to us. We cannot predict the outcome or the severity of the effect of continuing evaluations.
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
We source many of our commodities and other raw materials on a global basis. The general availability and price of those raw materials can be affected by numerous forces beyond our control, including political instability, trade restrictions and other government regulations, duties and tariffs, price controls, changes in currency exchange rates and weather.
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
In addition to commodity hedge agreements, we utilize interest rate swap agreements as a means to hedge our variable interest rate exposure on debt instruments as well as foreign currency forward contracts to manage the exchange rate risk associated with certain intercompany loans with foreign subsidiaries. Utilizing these hedge agreements exposes us to certain counterparty risks. The failure of one or more of these counterparties to fulfill their obligations under the hedge agreements, whether as a result of weakening financial stability or otherwise, could adversely affect our financial condition, results of operations or cash flows.
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
Global Consumer net sales represented approximately 89.7% of our worldwide net sales in fiscal 2013. Our top three retail customers together accounted for 65% of our Global Consumer segment fiscal 2013 net sales and 56% of our outstanding accounts receivable as of September 30, 2013. The loss of, or reduction in orders from our top three retail customers, Home Depot, Lowe’s, Walmart, or any other significant customer could have a material adverse effect on our business, financial condition, results of operations or cash flows, as could customer disputes regarding shipments, fees, merchandise condition or related matters. Our inability to collect accounts receivable from one of our major customers, or a significant deterioration in the financial condition of one of these customers, including a bankruptcy filing or a liquidation, could also have a material adverse effect on our financial condition, results of operations or cash flows.
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
Operations at our and our suppliers’ facilities are subject to disruption for a variety of reasons, including fire, flooding or other natural disasters, disease outbreaks or pandemics, acts of war, terrorism, government shut-downs and work stoppages. A significant interruption in the operation of our or our suppliers’ facilities could significantly impact our capacity to produce products and service our retail customers in a timely manner, which could have a material adverse effect on our revenues, earnings and financial position. This is especially true for those products that we manufacture at a limited number of facilities, such as our fertilizer and liquid products in both the United States and Europe.
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
As of September 30, 2013, we had $570.5 million of debt. Our inability to meet restrictive financial and non-financial covenants associated with that debt could adversely affect our financial condition.
Our ability to make payments on our indebtedness, fund planned capital expenditures and acquisitions, pay dividends and make share repurchases depends on our ability to generate cash in the future. This, to some extent, is subject to general economic, financial, competitive, legislative, regulatory and other factors that are beyond our control. We cannot ensure that our business will generate sufficient cash flow from operating activities or that future borrowings will be available to us under our credit facility in amounts sufficient to enable us to pay our indebtedness or to fund our other liquidity needs.
Our credit facility, the indenture governing our 7.25% Senior Notes due 2018 (the “7.25% Senior Notes”) and the indenture governing our 6.625% Senior Notes due 2020 (the “6.625% Senior Notes” and, collectively with the 7.25% Senior Notes, the “Senior Notes”) contain restrictive covenants and cross-default provisions. In addition, our credit facility requires us to maintain specified financial ratios. Our ability to comply with those covenants and satisfy those financial ratios can be affected by events beyond our control. A breach of any of those financial ratio covenants or other covenants could result in a default. Upon the occurrence of such an event of default, the lenders could elect to declare all of the outstanding indebtedness immediately due and payable and terminate all commitments to extend further credit. We cannot ensure that our lenders would waive a default or that we could pay the indebtedness in full if it were accelerated.
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
We currently operate manufacturing, sales and service facilities outside of the United States, particularly in Canada, France, the United Kingdom and Germany. In fiscal 2013, sales outside of the United States accounted for 17.2% of our total net sales. Accordingly, we are subject to risks associated with operating in foreign countries, including:

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
Our ability to compete effectively depends in part on our rights to service marks, trademarks, tradenames and other intellectual property rights we own or license, particularly our registered brand names and issued patents. We have not sought to register every one of our marks either in the United States or in every country in which they are used. Furthermore, because of the differences in foreign trademark, patent and other intellectual property or proprietary rights laws, we may not receive the same protection in other countries as we would in the United States with respect to the registered brand names and issued patents we hold. If we are unable to protect our intellectual property, proprietary information and/or brand names, we could suffer a material adverse effect on our business, financial condition or results of operations.
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
If we were to commit a serious default under the Marketing Agreement with Monsanto for consumer Roundup® products, Monsanto may have the right to terminate the Marketing Agreement. If Monsanto were to terminate the Marketing Agreement for cause, we would not be entitled to any termination fee. Monsanto may also be able to terminate the Marketing Agreement within a given region, including North America, without paying us a termination fee if unit volume sales to consumers in that region decline: (i) over a cumulative three-fiscal-year period; or (ii) by more than 5% for each of two consecutive years. If the Marketing Agreement was terminated for any reason, we would also lose all, or a substantial portion, of the significant source of earnings and overhead expense absorption the Marketing Agreement provides. For additional information regarding the Marketing Agreement, see “NOTE 6. MARKETING AGREEMENT” of the Notes to Consolidated Financial Statements included in this Annual Report on Form 10-K.
Hagedorn Partnership, L.P. beneficially owns approximately 27% of our common shares and can significantly influence decisions that require the approval of shareholders.
Hagedorn Partnership, L.P. beneficially owned approximately 27% of our outstanding common shares on a fully diluted basis as of November 13, 2013. As a result, it has sufficient voting power to significantly influence the election of directors and the approval of other actions requiring the approval of our shareholders, including the entering into of certain business combination transactions. In addition, because of the percentage of ownership and voting concentration in Hagedorn Partnership, L.P., elections of our board of directors will generally be within the control of Hagedorn Partnership, L.P. While all of our shareholders are entitled to vote on matters submitted to our shareholders for approval, the concentration of shares and voting control presently lies with Hagedorn Partnership, L.P. As such, it would be difficult for shareholders to propose and have approved proposals not supported by Hagedorn Partnership, L.P. Hagedorn Partnership, L.P. may have an interest in our pursuing transactions that it believes may enhance the value of its equity investment in us, even though such transactions may involve certain risks.
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
In addition, if our business performs according to our financial plan, subject to the discretion of our Board of Directors and to market and other conditions we may, over time, significantly increase the rate of dividends on, and the amount of repurchases of, our common shares. For example, in the fourth quarter of fiscal 2010 we doubled the amount of our quarterly cash dividend, and our Board of Directors authorized the repurchase of up to $500 million of Scotts Miracle-Gro common shares. In fiscal 2011 we increased the amount of our dividend by an additional 20% and our Board of Directors authorized the repurchase of up to an additional $200 million of our common shares. We increased the amount of our dividend again in fiscal 2012. In the fourth quarter of fiscal 2013 we increased the amount of our dividend by an additional 35%. We may further increase the rate of dividends on, and the amount of repurchases of, our common shares in the future.
There can be no assurance that we will effect any of these transactions or activities, but, if we do, certain risks may be increased, possibly materially.

ITEM 1B.	UNRESOLVED STAFF COMMENTS
None.

ITEM 2.	PROPERTIES

Our corporate headquarters are located in Marysville, Ohio, where we own or lease approximately 730 acres. We also lease office space for sales, marketing and general operating activities as well as warehouse, distribution, and research and development throughout North America, Europe, Australia, and Asia. We believe that our facilities are adequate to serve their intended purposes and that our property leasing arrangements are satisfactory.
We own or lease numerous facilities throughout the world to support our business operations.

•
Global Consumer — We own or lease eight properties to support manufacturing, distribution, and research and development in North America. In addition, we operate 31 stand-alone growing media facilities in North America,

25 of which are owned by the Company and six of which are leased. Most of these facilities include production lines, warehouses, offices and field processing areas. We own three production facilities for our wild bird food operations in Indiana, South Dakota, and Texas.

We lease facilities for the headquarters of our international business in Ecully (Lyon), France. We own two manufacturing facilities in France and four manufacturing facilities in the United Kingdom. We own or lease four peat extraction facilities in Scotland and the United Kingdom.

•	Scotts LawnService® — We lease facilities for each of our 86 Company-operated Scotts LawnService® locations.

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
We have been named as a defendant in a number of cases alleging injuries that the lawsuits claim resulted from exposure to asbestos-containing products, apparently based on our historic use of vermiculite in certain of our products. In many of these cases, the complaints are not specific about the plaintiffs’ contacts with us or our products. We believe that the claims against us are without merit and are vigorously defending against them. It is not currently possible to reasonably estimate a probable loss, if any, associated with the cases and, accordingly, no reserves have been recorded in our consolidated financial statements. We are reviewing agreements and policies that may provide insurance coverage or indemnity as to these claims and are pursuing coverage under some of these agreements and policies, although there can be no assurance of the results of these efforts. There can be no assurance that these cases, whether as a result of adverse outcomes or as a result of significant defense costs, will not have a material effect on our financial condition, results of operations or cash flows.
In connection with the sale of wild bird food products that were the subject of a voluntary recall in 2008, we have been named as a defendant in four putative class actions filed on and after June 27, 2012, which have now been consolidated in the United States District Court for the Southern District of California as In re Morning Song Bird Food Litigation, Lead Case No. 3:12-cv-01592-JAH-RBB. The plaintiffs allege various statutory and common law claims associated with the Company's sale of wild bird food products and a plea agreement entered into in previously pending government proceedings associated with such sales. The plaintiffs allege, among other things, a purported class action on behalf of all persons and entities in the United States who purchased certain bird food products. The plaintiffs seek monetary damages (actual, compensatory, consequential, punitive, and treble); reimbursement, restitution, and disgorgement for benefits unjustly conferred; injunctive and declaratory relief; pre-judgment and post-judgment interest; and costs and attorneys' fees. The Company intends to vigorously defend the consolidated action. Given the early stages of the action, we cannot make a determination as to whether it could have a material effect on the Company's financial condition, results of operations or cash flows and have not recorded any accruals with respect thereto.
We are involved in other lawsuits and claims which arise in the normal course of our business. In our opinion, these claims individually and in the aggregate are not expected to result in a material effect on our financial condition, results of operations or cash flows.

ITEM 4.    MINE SAFETY DISCLOSURE
Not Applicable.

SUPPLEMENTAL ITEM.    EXECUTIVE OFFICERS OF THE REGISTRANT
The executive officers of Scotts Miracle-Gro, their positions and, as of November 13, 2013, their ages and years with Scotts Miracle-Gro (and its predecessors) are set forth below.

Name	Age	Position(s) Held	Years with Company
James Hagedorn	58	Chief Executive Officer and Chairman of the Board	26
Barry W. Sanders	49	President and Chief Operating Officer	12
Lawrence A. Hilsheimer	56	Executive Vice President and Chief Financial Officer	1
Denise S. Stump	59	Executive Vice President, Global Human Resources and Chief Ethics Officer	13
Ivan C. Smith	44	Executive Vice President, General Counsel, Corporate Secretary and Chief Compliance Officer	10
James R. Lyski	50	Executive Vice President, Chief Marketing Officer	3
Michael C. Lukemire	55	Executive Vice President, Business Execution	17

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

Mr. Sanders was named President of Scotts Miracle-Gro in October 2010 and named Chief Operating Officer of Scotts Miracle-Gro in January 2012. In this position, Mr. Sanders oversees all business unit and operating functions at the Company. Prior to his appointment as President and Chief Operating Officer, Mr. Sanders had served as the Company’s Executive Vice President, Global Consumer since June 2010. Previously, he served as Executive Vice President, North America of Scotts Miracle-Gro from October 2007 until June 2010. He served as Executive Vice President of Global Technology and Operations of Scotts Miracle-Gro from January to October 2007, where he was responsible for the Company’s supply chain and information systems, as well as research and development efforts. Before January 2007, he led the North American and global supply chain organizations as well as the North American sales force.

Mr. Hilsheimer was named Executive Vice President and Chief Financial Officer of Scotts Miracle-Gro in April 2013. Prior to joining Scotts Miracle-Gro, Mr. Hilsheimer served as the President and Chief Operating Officer of Nationwide Retirement Plans for Nationwide Mutual Insurance Company from August 2012 to March 2013. Prior to that, Mr. Hilsheimer served as the President and Chief Operating Officer of Nationwide Direct and Customer Solutions, a post he had held since November 2009. Before November 2009, he served as the Chief Financial Officer and Executive Vice President of Nationwide Mutual Insurance Company.

Ms. Stump has served as Executive Vice President, Global Human Resources of Scotts Miracle-Gro (or its predecessor) since February 2003. Effective October 31, 2013, Ms. Stump also was named Chief Ethics Officer.

Mr. Smith was named Executive Vice President, General Counsel and Corporate Secretary of Scotts Miracle-Gro in July 2013. Effective October 31, 2013, Mr. Smith also was named Chief Compliance Officer. Prior to becoming Executive Vice President, General Counsel and Corporate Secretary, Mr. Smith served as Vice President, Global Consumer Legal and Assistant General Counsel since October 2011. From April 2009 to September 2011, he served as Vice President, North America Legal and Assistant General Counsel. From October 2007 to March 2009, he served as Vice President, Litigation.

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

Mr. Lukemire was named Executive Vice President, Business Execution of Scotts Miracle-Gro in July 2013. In that position, Mr. Lukemire is responsible for leading the Company’s global supply chain, research and development, business transformation, operational strategy and environmental health and safety efforts. Prior to this appointment, Mr. Lukemire served as President, U.S. Consumer Regions since October 2011. Previously, he served as Regional President from May 2009 to September 2011, where he was responsible for leading the Company's business development, marketing and sales efforts in the Southeastern United States. Before May 2009, Mr. Lukemire served as Executive Vice President, Global Technologies and Operations, responsible for global supply chain, global research and development and global business information services.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
The common shares of Scotts Miracle-Gro (the “Common Shares”) trade on the New York Stock Exchange under the symbol “SMG.” The quarterly high and low sale prices for the fiscal years ended September 30, 2013 and September 30, 2012 were as follows:

	Sale Prices
	High	Low
FISCAL 2013
First quarter	$44.60	$39.64
Second quarter	$47.60	$42.64
Third quarter	$50.46	$42.01
Fourth quarter	$55.99	$47.87
FISCAL 2012
First quarter	$50.85	$40.57
Second quarter	$55.58	$46.17
Third quarter	$55.95	$35.49
Fourth quarter	$45.00	$37.97

A quarterly dividend of $0.25 per Common Share was paid in December, March and June of fiscal 2011. On August 8, 2011, Scotts Miracle-Gro announced that its Board of Directors had increased the quarterly cash dividend to $0.30 per Common Share, which was paid in September of fiscal 2011 and December, March and June of fiscal 2012. On August 9, 2012, Scotts Miracle-Gro announced that its Board of Directors had further increased the quarterly cash dividend to $0.325 per Common Share, which was paid in September of fiscal 2012 and December, March and June of fiscal 2013. On August 6, 2013, Scotts Miracle-Gro announced that its Board of Directors had further increased the quarterly cash dividend to $0.4375 per Common Share, which was paid in September of fiscal 2013. The payment of future dividends, if any, on the Common Shares will be determined by the Board of Directors in light of conditions then existing, including the Company’s earnings, financial condition and capital requirements, restrictions in financing agreements, business conditions and other factors. The Company’s credit facility restricts future dividend payments to an aggregate of $125 million annually through fiscal 2013 and $150 million annually beginning in fiscal 2014 if our leverage ratio, after giving effect to any such annual dividend payment, exceeds 2.50. Our leverage ratio was 2.05 at September 30, 2013. See “NOTE 10. DEBT” of the Notes to Consolidated Financial Statements included in this Annual Report on Form 10-K for further discussion regarding the restrictions on dividend payments.
As of November 7, 2013, there were approximately 23,700 shareholders, including holders of record and our estimate of beneficial holders.
The following table shows the purchases of Common Shares made by or on behalf of Scotts Miracle-Gro or any “affiliated purchaser” (as defined in Rule 10b-18(a)(3) under the Securities Exchange Act of 1934, as amended) of Scotts Miracle-Gro for each of the three fiscal months in the quarter ended September 30, 2013:

Period	Total Number of Common Shares Purchased(1)	Average Price Paid per Common Share(2)	Total Number of Common Shares Purchased as Part of Publicly Announced Plans or Programs(3)	Approximate Dollar Value of Common Shares That May Yet be Purchased Under the Plans or Programs(3)
June 30 through July 27, 2013	184	$49.34	—	$298,816,796
July 28 through August 24, 2013	—	$—	—	$298,816,796
August 25 through September 30, 2013	1,508	$54.95	—	$298,816,796
Total	1,692	$54.32	—
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

(3)
In August 2010, the Scotts Miracle-Gro Board of Directors authorized the repurchase of up to $500 million of Common Shares over a four-year period (through September 30, 2014). On May 4, 2011, the Scotts Miracle-Gro Board of Directors authorized the repurchase of up to an additional $200 million of Common Shares, resulting in authority to repurchase up to a total of $700 million of Common Shares through September 30, 2014. The dollar amounts in the “Approximate Dollar Value” column reflect the remaining amount available to repurchase under the $700 million authorized repurchase program.

ITEM 6.	SELECTED FINANCIAL DATA
Five-Year Summary(1)

	Year Ended September 30,
	2013	2012	2011	2010	2009
	(In millions, except per share amounts)
OPERATING RESULTS:
Net sales	$2,816.5	$2,826.1	$2,799.7	$2,873.0	$2,715.3
Gross profit	982.4	961.3	1,009.2	1,085.6	986.7
Income from operations	313.2	243.6	274.8	374.4	273.4
Income from continuing operations	161.2	113.2	139.9	207.7	140.9
Income (loss) from discontinued operations, net of tax	(0.1)	(6.7)	28.0	(3.6)	12.4
Net income	161.1	106.5	167.9	204.1	153.3
ADJUSTED OPERATING RESULTS(2):
Adjusted income from operations	$333.5	$258.9	$345.3	$401.6	$302.0
Adjusted income from continuing operations	174.4	124.9	187.2	226.0	159.0
FINANCIAL POSITION:
Working capital(3)	$371.2	$566.4	$523.9	$381.3	$382.7
Current ratio(3)	1.7	2.3	2.1	1.3	1.3
Property, plant and equipment, net	$422.3	$427.4	$394.7	$381.3	$356.6
Total assets	1,937.2	2,074.4	2,052.2	2,164.0	2,220.1
Total debt to total book capitalization(4)	44.5%	56.5%	58.7%	45.2%	58.1%
Total debt	$570.5	$782.6	$795.0	$631.7	$810.1
Total shareholders’ equity	710.5	601.9	559.8	764.5	584.5
CASH FLOWS:
Cash flows from operating activities	$342.0	$153.4	$122.1	$295.9	$264.6
Investments in property, plant and equipment	60.1	69.4	72.7	83.4	72.0
Investments in intellectual property	—	—	—	—	3.4
Investments in acquisitions, net of cash acquired	4.0	7.0	7.9	0.6	10.7
Total cash dividends paid	87.8	75.4	67.9	42.6	33.4
Total purchases of common shares	—	17.5	358.7	25.0	—
PER SHARE DATA:
Earnings per common share from continuing operations:
Basic	$2.61	$1.86	$2.16	$3.13	$2.17
Diluted	2.58	1.82	2.11	3.07	2.13
Adjusted diluted(2)	2.79	2.01	2.83	3.34	2.40
Dividends per common share(5)	1.4125	1.225	1.05	0.625	0.50
Stock price at year-end	55.03	43.47	44.60	51.73	42.95
Stock price range—High	55.99	55.95	60.62	52.56	44.25
Stock price range—Low	39.64	35.49	39.99	37.50	18.27
OTHER:
Adjusted EBITDA(6)	$390.5	$302.9	$393.0	$440.1	$350.5
Leverage ratio(6)	2.05	2.93	1.98	2.00	3.20
Interest coverage ratio(6)	6.59	4.90	7.47	9.40	6.21
Weighted average common shares outstanding	61.7	61.0	64.7	66.3	65.0
Common shares and dilutive potential common shares used in diluted EPS calculation	62.6	62.1	66.2	67.6	66.1

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
In the fourth quarter of fiscal 2012, the Company completed the wind down of the Company's professional seed business (“Pro Seed”). As a result, effective in its fourth quarter of fiscal 2012, we classified Pro Seed as discontinued operations in accordance with GAAP.
The Selected Financial Data has been retrospectively updated to recast Smith & Hawken, Global Pro and Pro Seed as discontinued operations for each period presented.

(2)
The Five-Year Summary includes non-GAAP financial measures, as defined in Item 10(e) of SEC Regulation S-K, of adjusted operating income, adjusted income from continuing operations and adjusted diluted earnings per share from continuing operations, which exclude costs or gains related to discrete projects or transactions. Items excluded during the five-year period ended September 30, 2013 consisted of charges or credits relating to refinancings, impairments, restructurings, product registration and recall matters, discontinued operations, and other unusual items such as costs or gains related to discrete projects or transactions that are apart from and not indicative of the results of the operations of the business. The comparable GAAP measures are reported operating income, reported income from continuing operations and reported diluted earnings per share from continuing operations. Our management believes that these non-GAAP measures are the most indicative of our earnings capabilities and that disclosure of these non-GAAP financial measures therefore provides useful information to investors or other users of the financial statements, such as lenders. A reconciliation of the non-GAAP to the most directly comparable GAAP measures is presented in the following tables:

	Year Ended September 30,
	2013	2012	2011	2010	2009
	(In millions, except per share data)
Income from operations	$313.2	$243.6	$274.8	$374.4	$273.4
Impairment, restructuring and other charges	20.3	7.1	55.9	18.5	—
Product registration and recall matters	—	8.2	14.6	8.7	28.6
Adjusted income from operations	$333.5	$258.9	$345.3	$401.6	$302.0
Income from continuing operations	$161.2	$113.2	$139.9	$207.7	$140.9
Impairment, restructuring and other charges, net of tax	13.2	4.3	35.3	12.7	—
Product registration and recall matters, net of tax	—	7.4	12.0	5.6	18.1
Adjusted income from continuing operations	$174.4	$124.9	$187.2	$226.0	$159.0
Diluted earnings per share from continuing operations	$2.58	$1.82	$2.11	$3.07	$2.13
Impairment, restructuring and other charges, net of tax	0.21	0.07	0.53	0.19	—
Product registration and recall matters, net of tax	—	0.12	0.19	0.08	0.27
Adjusted diluted earnings per share from continuing operations	$2.79	$2.01	$2.83	$3.34	$2.40

(3)	Working capital is calculated as current assets minus current liabilities. Current ratio is calculated as current assets divided by current liabilities.

(4)	The total debt to total book capitalization percentage is calculated by dividing total debt by total debt plus shareholders’ equity.

(5)
Scotts Miracle-Gro began paying a quarterly dividend of $0.125 per Common Share in the fourth quarter of fiscal 2005. On August 10, 2010, Scotts Miracle-Gro announced that its Board of Directors had increased the quarterly cash dividend to $0.25 per Common Share, which was first paid in the fourth quarter of fiscal 2010. On August 8, 2011, Scotts Miracle-Gro announced that its Board of Directors had increased the quarterly cash dividend to $0.30 per Common Share, which was first paid in the fourth quarter of fiscal 2011. On August 9, 2012, Scotts Miracle-Gro announced that its Board of Directors had further increased the quarterly cash dividend to $0.325 per Common Share, which was first paid in the fourth quarter of fiscal 2012. On August 6, 2013, Scotts Miracle-Gro announced that its Board of Directors had further increased the quarterly cash dividend to $0.4375 per Common Share, which was first paid in the fourth quarter of fiscal 2013.

(6)
We view our credit facility as material to our ability to fund operations, particularly in light of our seasonality. Please refer to “ITEM 1A. RISK FACTORS — Our indebtedness could limit our flexibility and adversely affect our financial condition” of this Annual Report on Form 10-K for a more complete discussion of the risks associated with our debt and our credit facility and the restrictive covenants therein. Our ability to generate cash flows sufficient to cover our debt service costs is essential to our ability to maintain our borrowing capacity. We believe that Adjusted EBITDA provides additional information for determining our ability to meet debt service requirements. The presentation of Adjusted EBITDA herein is intended to be consistent with the calculation of that measure as required by our borrowing arrangements, and used to calculate a leverage ratio (maximum of 3.50 at September 30, 2013) and an interest coverage ratio (minimum of 3.50 for the year ended September 30, 2013). Leverage ratio is calculated as average total indebtedness, as described in our credit facility, relative to Adjusted EBITDA. Interest coverage ratio is calculated as Adjusted EBITDA divided by interest expense, as described in our credit facility, and excludes costs related to refinancings. Our leverage ratio was 2.05 at September 30, 2013 and our interest coverage ratio was 6.59 for the year ended September 30, 2013. Please refer to “ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — Liquidity and Capital Resources” of this Annual Report on Form 10-K for a discussion of our credit facility.

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
A numeric reconciliation of Adjusted EBITDA to income from continuing operations is as follows:

	Year Ended September 30,
	2013	2012	2011	2010	2009
	(In millions, except per share data)
Income from continuing operations	$161.2	$113.2	$139.9	$207.7	$140.9
Income tax expense from continuing operations	92.8	68.6	82.7	123.5	80.2
Income (loss) from discontinued operations, net of tax (excluding Global Pro sale)	(0.1)	(5.0)	(11.5)	(3.6)	12.4
Income tax expense (benefit) from discontinued operations	(0.2)	(2.0)	(7.2)	3.1	(22.8)
Costs related to refinancings	—	—	1.2	—	—
Interest expense	59.2	61.8	51.0	43.2	52.4
Interest expense from discontinued operations	—	—	1.7	3.7	4.0
Depreciation	54.9	51.5	50.3	48.5	47.9
Amortization	11.2	10.9	11.4	10.9	12.5
Loss on impairment and other charges	11.2	4.7	64.3	18.5	7.4
Product registration and recall matters, non-cash portion	—	0.2	8.7	1.0	2.9
Mark-to-market adjustments on derivatives	0.3	(1.0)	0.5	—	—
Smith & Hawken closure process, non-cash portion	—	—	—	(16.4)	12.7
Adjusted EBITDA	$390.5	$302.9	$393.0	$440.1	$350.5

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
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
Executive Summary
We are dedicated to delivering strong, long-term financial results and outstanding shareholder returns by providing products of superior quality and value to enhance consumers’ lawn and garden environments. We are a leading manufacturer and marketer of consumer branded products for lawn and garden care in North America and Europe. We are Monsanto’s exclusive agent for the marketing and distribution of consumer Roundup® non-selective herbicide products within the United States and other contractually specified countries. We have a presence in similar consumer branded products in Australia, the Far East and Latin America. We also operate Scotts LawnService®, the second largest U.S. lawn care service business. Our operations are divided into the following reportable segments: Global Consumer and Scotts LawnService®.
In fiscal 2013, we progressed a number of key initiatives which focused on: (1) margin improvement and SG&A reduction and (2) stronger balance sheet and operating cash flow with a bias towards returning cash to shareholders. After a late start to the season impacting first half results, strong consumer engagement and our initiatives came together in the second half of the year to lift full year results. We also continued our long-term focus on innovation and global expansion.
As a leading consumer branded lawn and garden company, our product development and marketing efforts are largely focused on providing innovative and differentiated products and on continually increasing brand and product awareness to inspire consumers and create retail demand. We have successfully applied this model for a number of years by focusing on research and development and investing approximately 5 - 6% of our annual net sales in advertising to support and promote our products and brands. We continually explore new and innovative ways to communicate with consumers. We believe that we receive a significant return on these expenditures and anticipate a similar commitment to research and development, advertising and marketing investments in the future, with the continuing objective of driving category growth and profitably increasing market share.
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

	Percent of Net Sales from Continuing Operations by Quarter
	2013	2012	2011
First Quarter	7.3%	7.1%	8.1%
Second Quarter	36.2%	41.4%	40.1%
Third Quarter	40.8%	37.3%	37.4%
Fourth Quarter	15.7%	14.2%	14.4%

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
In August 2010, the Scotts Miracle-Gro Board of Directors authorized the repurchase of up to $500 million of Scotts Miracle-Gro’s common shares (the “Common Shares”) over a four-year period through September 30, 2014. In May 2011, the Scotts Miracle-Gro Board of Directors authorized the repurchase of up to an additional $200 million of the Common Shares, resulting in authority to repurchase up to a total of $700 million of the Common Shares through September 30, 2014. Since inception of the program in the fourth quarter of fiscal 2010 through September 30, 2013, Scotts Miracle-Gro has repurchased 7.8 million Common Shares for $401.2 million to be held in treasury, leaving $298.8 million authorized for repurchases through September 30, 2014.
Further, on August 6, 2013, we announced that the Scotts Miracle-Gro Board of Directors increased our quarterly dividend from $0.325 to $0.4375 per common share. The decision to increase the amount of cash we intend to return to our shareholders reflects our continued confidence in the business and our desire to maintain a consistent capital structure.

Results of Operations
We classified our professional seed business and Global Professional business (excluding our non-European professional business, “Global Pro”) as discontinued operations, for all periods presented, beginning in our fourth quarter of fiscal 2012 and our first quarter of fiscal 2011, respectively. As a result, and unless specifically stated, all discussions regarding results for the fiscal years ended September 30, 2013, 2012 and 2011 reflect results from our continuing operations.

The following table sets forth the components of income and expense as a percentage of net sales:

	Year Ended September 30,
	2013	2012	2011
Net sales	100.0%	100.0%	100.0%
Cost of sales	65.0	66.0	63.2
Cost of sales—impairment, restructuring and other	0.1	—	0.7
Cost of sales—product registration and recall matters	—	—	0.1
Gross profit	34.9	34.0	36.0
Operating expenses:
Selling, general and administrative	23.5	25.0	24.4
Impairment, restructuring and other	0.6	0.3	1.3
Product registration and recall matters	—	0.3	0.4
Other income, net	(0.3)	(0.1)	—
Income from operations	11.1	8.5	9.9
Costs related to refinancing	—	—	0.1
Interest expense	2.1	2.2	1.8
Income from continuing operations before income taxes	9.0	6.3	8.0
Income tax expense from continuing operations	3.3	2.4	3.0
Income from continuing operations	5.7	3.9	5.0
Income (loss) from discontinued operations, net of tax	—	(0.2)	1.0
Net income	5.7%	3.7%	6.0%

Net Sales
Net sales for fiscal 2013 decreased 0.3% to $2.82 billion from $2.83 billion in fiscal 2012. Net sales for fiscal 2012 increased 0.9% from $2.80 billion in fiscal 2011. The change in net sales was attributable to the following:

	Year Ended September 30,
	2013	2012
Volume	(1.9)%	0.7%
Pricing	1.6	0.7
Foreign exchange rates	(0.2)	(0.7)
Acquisitions	0.2	0.2
Change in net sales	(0.3)%	0.9%

The decrease in net sales for the year ended September 30, 2013 was primarily driven by:

•
decreased volume in our Global Consumer segment, driven by a decrease in sales within the U.S. of fertilizers, controls and wild bird food products, partially offset by increases within the U.S. for sales of mulch and grass seed products;

•	a decline in net sales attributable to reimbursements associated with our Marketing Agreement with Monsanto;

•	decreased sales in Corporate & Other related to ICL supply agreements, which were entered into in connection with the sale of Global Pro in February 2011;

•	an unfavorable impact of foreign exchange rates as a result of the strengthening of the U.S. dollar relative to other currencies;

•	partially offset by the favorable impact of increased pricing in the Global Consumer segment, primarily in the U.S.; and

•
also partially offset by increased volume within our Scotts LawnService® segment driven by higher customer count and a weather driven delay of sales from the fourth quarter of fiscal 2012 to the first quarter of fiscal 2013.

The increase in net sales for the year ended September 30, 2012 was primarily driven by:

•
increased volume in our Global Consumer segment, driven by an increase in sales within the U.S. of mulch and controls products, offset by declines within the U.S. of wild bird food, grass seed and plant food products; international sales were flat to fiscal 2011, excluding changes in foreign exchange rates;

•	increased volume within our Scotts LawnService® segment driven by higher customer count;

•	increased sales in Corporate & Other related to ICL supply agreements, which were entered into in connection with the sale of Global Pro in February 2011; and

•	partially offset by the unfavorable impact of foreign exchange rates as a result of the strengthening of the U.S. dollar relative to other currencies.
Cost of Sales
The following table shows the major components of cost of sales:

	Year Ended September 30,
	2013	2012	2011
	(In millions)
Materials	$1,113.1	$1,142.2	$1,079.5
Manufacturing labor and overhead	332.4	321.9	319.3
Distribution and warehousing	324.4	320.7	306.5
Roundup® reimbursements	62.0	79.6	63.7
	1,831.9	1,864.4	1,769.0
Impairment, restructuring and other	2.2	—	18.3
Product registration and recall matters	—	0.4	3.2
	$1,834.1	$1,864.8	$1,790.5

Factors contributing to the change in cost of sales are outlined in the following table:

	Year Ended September 30,
	2013	2012
	(In millions)
Material costs	$(8.6)	$68.3
Volume and product mix	(1.5)	25.4
Roundup® reimbursements	(17.6)	15.9
Foreign exchange rates	(4.8)	(14.2)
	(32.5)	95.4
Impairment, restructuring and other	2.2	(18.3)
Product registration and recall matters	(0.4)	(2.8)
Change in cost of sales	$(30.7)	$74.3
The decrease in cost of sales, excluding impairment, restructuring and other charges, and product registration and recall matters for fiscal 2013 was primarily driven by:

•	lower reimbursements attributable to our Marketing Agreement with Monsanto;

•	a decline in our growing media material costs due to our product cost-out initiatives, partially offset by increased costs of fertilizer inputs and packaging;

•
decreased volume in our Global Consumer segment, driven by a decrease in sales within the U.S. of fertilizers, controls and wild bird food products, partially offset by increases within the U.S. for sales of growing media and grass seed products; and

•	a favorable impact of foreign exchange rates as a result of the strengthening of the U.S. dollar relative to other currencies.

The increase in cost of sales, excluding impairment, restructuring and other charges, and product registration and recall matters for fiscal 2012 was primarily driven by:

•	the increase in material costs primarily related to packaging for products and fertilizer inputs;

•	the impact of higher sales volume, including increased distribution costs resulting from an early season surge in consumer activity and continued and unplanned surge in mulch volume;

•	higher reimbursements attributable to our Marketing Agreement with Monsanto; and

•	partially offset by the favorable impact of foreign exchange rates as a result of the strengthening of the U.S. dollar relative to other currencies.
Gross Profit
As a percentage of net sales, our gross profit rate was 34.9% for fiscal 2013 compared to 34.0% for fiscal 2012. As a percentage of net sales, our gross profit rate was 34.0% for fiscal 2012 compared to 36.0% for fiscal 2011. Factors contributing to the change in gross profit rate are outlined in the following table:

	Year Ended September 30,
	2013	2012
Pricing	1.0%	0.5%
Material costs	0.3	(2.5)
Product mix and volume:
Roundup® commissions and reimbursements	0.2	(0.1)
Corporate & Other	0.1	(0.2)
Scotts LawnService®	0.1	—
Global Consumer mix and volume	(0.7)	(0.5)
	1.0	(2.8)
Impairment, restructuring and other	(0.1)	0.7
Product registration and recall matters	—	0.1
Change in gross profit rate	0.9%	(2.0)%
The increase in the gross profit rate, excluding impairment, restructuring and other charges and product registration and recall matters, for fiscal 2013, was primarily driven by:

•	favorable impact of increased pricing for the Global Consumer segment, primarily in the U.S.;

•
decreased material costs in our Global Consumer segment due to a decline in growing media material costs resulting from product cost-out initiatives, partially offset by increased material costs for fertilizer inputs;

•	impact of zero margin dollar reimbursements, attributable to our Marketing Agreement with Monsanto; and

•	partially offset by decreased volume in our Global Consumer segment resulting in reduced leverage of fixed manufacturing and warehousing costs.
The decrease in the gross profit rate, excluding impairment, restructuring and other charges and product registration and recall matters, for fiscal 2012, was primarily driven by:

•	increased material costs attributable primarily to packaging for products and fertilizer inputs;

•	negative product mix, driven by increased sales of our mulch products within the U.S., and international;

•	increased costs for distribution as a result of an early season surge in consumer activity and continued and unplanned surge in mulch volume; and

•	increased sales associated with our supply agreements with ICL, which commenced with the sale of Global Pro in February 2011 and do not generate profit.

Selling, General and Administrative Expenses
The following table shows the major components of Selling, General and Administrative expenses (“SG&A”):

	Year Ended September 30,
	2013	2012	2011
	(In millions, except percentage figures)
Advertising	$142.2	$168.9	$140.7
Advertising as a percentage of net sales	5.0%	6.0%	5.0%
Share-based compensation	10.3	12.5	15.9
Research and development	46.7	50.8	50.9
Amortization of intangibles	8.2	8.2	9.5
Other selling, general and administrative	453.7	465.3	469.3
	$661.1	$705.7	$686.3

Advertising expense decreased $26.7 million or 15.8% to $142.2 million in fiscal 2013 compared to $168.9 million in fiscal 2012. This decrease was primarily attributable to our planned reduction in media investment, reduced spending due to delay in the fiscal 2013 lawn and garden season and our media purchasing efficiencies within the Global Consumer segment. Advertising expense in fiscal 2012 increased $28.2 million compared to fiscal 2011, driven by our planned increase in media and marketing initiatives, partially offset by $1.1 million of changes in foreign currency rates.
Share-based compensation decreased $2.2 million or 17.6% to $10.3 million in fiscal 2013 compared to $12.5 million in fiscal 2012. The decrease in share-based compensation expense in fiscal 2013 was primarily due to the forfeiture of shares associated with the departure of certain key executives. Fiscal 2012 share-based compensation expense declined $3.4 million primarily due to the acceleration of expense in fiscal 2011 for certain terminated employees. The majority of our share-based awards vest over three years, with the associated expense recognized ratably over the vesting period. In certain cases, such as individuals who are eligible for early retirement based on their age and years of service, the vesting period is shorter than three years.
Amortization expense was $8.2 million in fiscal 2013, compared to $8.2 million and $9.5 million in fiscal 2012 and fiscal 2011, respectively. The decline in fiscal 2012 was driven by assets that became fully amortized in fiscal 2011 and due to impairment of certain intangible assets in fiscal 2011.
Other SG&A decreased $11.6 million or 2.5% in fiscal 2013 compared to fiscal 2012. The primary driver of the decrease was due to a decline in outside consulting expenses, selling and marketing expenditures due to cost productivity initiatives, partially offset by higher compensation expense, including incentive compensation, healthcare and severance. In fiscal 2012, Other SG&A spending was roughly flat compared to fiscal 2011.
Impairment, Restructuring and Other (included in SG&A)
The following table shows the breakdown of Impairment, Restructuring and Other Charges (included in SG&A):

	Year Ended September 30,
	2013	2012	2011
	(In millions)
Restructuring and other	$2.2	$1.8	$18.2
Property, plant and equipment impairments	—	2.1	—
Goodwill and intangible asset impairments	15.9	3.2	19.4
	$18.1	$7.1	$37.6
In fiscal 2013 we recorded restructuring charges related to an international restructuring plan to reduce headcount and streamline management decision making within the Global Consumer segment. During fiscal 2013, we incurred $6.9 million in restructuring costs related to termination benefits provided to employees who were involuntarily terminated and special termination benefits provided to certain employees upon future separation, which included $0.5 million related to curtailment gain for our international defined benefit pension plans. During the first quarter of fiscal 2013, the Company recognized income of $4.7 million related to the reimbursement by a vendor for a portion of the costs incurred for the development and commercialization of products including the active ingredient MAT 28 for the Global Consumer segment.

During the first quarter of 2013, the Company recognized a $4.3 million asset impairment charge as a result of issues with the commercialization of an insect repellent technology for the Global Consumer segment. Also, as a result of the Company's annual impairment review performed in the fourth quarter of fiscal 2013, the Company recognized an impairment charge for a non-recurring fair value adjustment of $11.6 million within the Global Consumer segment related to the Ortho® brand and certain sub-brands of Ortho®. The fair value was calculated based upon the evaluation of the historical performance and future growth of the Ortho® business.
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
Our fourth quarter fiscal 2011 impairment analysis resulted in a non-cash charge of $17.1 million, primarily attributed to the intangible assets and goodwill associated with our wild bird food business, including Morning Song tradename. Losses generated by this business over the preceding two years combined with a revised long-term outlook had negatively impacted the value of the business.
Product Registration and Recall Matters (included in SG&A)
As previously disclosed in the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 2012, in fiscal year 2012, the Company resolved the previously disclosed U.S. EPA and U.S. Department of Justice (“U.S. DOJ”) investigations into pesticide product registration issues. Product registration and recall costs were $7.8 million and $11.4 million in fiscal 2012 and fiscal 2011, respectively. For fiscal 2013, there were no product registration and recall costs. Fiscal 2012 and fiscal 2011 costs include additional reserves established in connection with the fiscal 2012 settlement of previously disclosed U.S. EPA and U.S. DOJ investigations, as well as third-party compliance review, legal and consulting fees associated with these investigations. Fiscal 2011 costs primarily related to third-party compliance review, legal and consulting fees associated with these investigations. The Company does not expect to incur any additional costs related to these investigations, as they were settled in the fourth quarter of fiscal 2012.
Other Income, net
Other income, net, was $10.0 million, $2.9 million and $0.9 million in fiscal 2013, fiscal 2012 and fiscal 2011 respectively. The increase in other income for fiscal 2013 is primarily due to the sale of peat bog land in fiscal 2013 in the United Kingdom for a gain of $2.3 million and a non-recurring impairment charge of $4.4 million incurred in fiscal 2012 resulting from the revaluation of the Company's aircraft. Other income is comprised of activities outside our normal business operations, such as royalty income from the licensing of certain of our tradenames, franchise fee income from our Scotts LawnService® business, foreign exchange gains/losses and gains/losses from the sale of non-inventory assets. The fiscal 2012 changes from fiscal 2011 were not significant.
Income from Operations
Income from operations in fiscal 2013 was $313.2 million compared to $243.6 million in fiscal 2012, an increase of $69.6 million, or 28.6%. Excluding impairment, restructuring and other charges and product registration and recall costs, income from operations increased by $74.6 million, or 28.8%, in fiscal 2013, primarily driven by higher gross profit and a decrease in SG&A spending.
Income from operations in fiscal 2012 was $243.6 million compared to $274.8 million in fiscal 2011, a decrease of $31.2 million, or 11.4%. Excluding impairment, restructuring and other charges and product registration and recall costs, income from operations decreased by $86.4 million, or 25.0%, in fiscal 2012, primarily driven by lower gross profit and additional SG&A spending.

Interest Expense
Interest expense in fiscal 2013 was $59.2 million compared to $61.8 million and $51.0 million in fiscal 2012 and fiscal 2011, respectively. The decline in fiscal 2013 was primarily due to a decrease in average borrowings, partially offset by an increase of 24 basis points in our weighted average interest rate. Excluding the impact of foreign exchange rates, average borrowings decreased by approximately $80.9 million during fiscal 2013. The decline in average borrowings was driven by lower working capital needs associated with lower production of inventory and fewer raw material purchases. The increase in fiscal 2012 was primarily due to an increase in our average borrowings. Excluding the impact of foreign exchange rates, average borrowings increased by approximately $118.3 million during fiscal 2012.
Income Tax Expense
A reconciliation of the federal corporate income tax rate and the effective tax rate on income from continuing operations before income taxes is summarized below:

	Year Ended September 30,
	2013	2012	2011
Statutory income tax rate	35.0%	35.0%	35.0%
Effect of foreign operations	0.8	(0.5)	(0.3)
State taxes, net of federal benefit	2.9	3.1	2.8
Domestic production activities deduction permanent difference	(2.1)	(1.5)	(2.3)
Effect of other permanent differences	0.8	2.4	1.9
Research and experimentation and other federal tax credits	(0.3)	(0.1)	(0.2)
Resolution of prior tax contingencies	0.2	(0.9)	0.7
Other	(0.8)	0.2	(0.4)
Effective income tax rate	36.5%	37.7%	37.2%

The effective tax rate for continuing operations was 36.5% for fiscal 2013, compared to 37.7% for fiscal 2012 and 37.2% for fiscal 2011. Excluding reserves established for product registrations and recall matters, the effective tax rate for continuing operations was 36.5%, 36.5% and 36.0% for fiscal 2013, fiscal 2012 and fiscal 2011, respectively.
Income and Earnings per Share from Continuing Operations
We reported income from continuing operations of $161.2 million, or $2.58 per diluted share, in fiscal 2013 compared to income from continuing operations of $113.2 million, or $1.82 per diluted share, in fiscal 2012. In fiscal 2013, we incurred costs of $20.3 million relating to impairment, restructuring and other charges. In fiscal 2012, we incurred $7.1 million of impairment, restructuring and other charges, as well as $8.2 million in costs associated with product registration and recall matters. Excluding these items, adjusted income from continuing operations was $174.4 million in fiscal 2013 compared to $124.9 million in fiscal 2012, an increase of $49.5 million, primarily driven by higher gross profit and lower SG&A spending and interest expense. Diluted weighted-average common shares outstanding increased from 62.1 million in fiscal 2012 to 62.6 million in fiscal 2013. The increase was primarily driven by the exercise of stock options and the issuance of stock for vested restricted share based awards partially offset by a decrease in the number of dilutive equivalent shares. Dilutive equivalent shares for fiscal 2013 and fiscal 2012 were 0.9 million and 1.1 million, respectively. The decrease in equivalent shares was primarily driven by the exercise of stock options, partially offset by an increase in our average share price.
We reported income from continuing operations of $113.2 million, or $1.82 per diluted share, in fiscal 2012 compared to income from continuing operations of $139.9 million, or $2.11 per diluted share, in fiscal 2011. In fiscal 2012, we incurred costs of $7.1 million relating to impairment, restructuring and other charges, as well as $8.2 million in costs associated with product registration and recall matters. In fiscal 2011, we incurred $55.9 million of impairment charges, as well as $14.6 million in costs associated with product registration and recall matters. Excluding these items, adjusted income from continuing operations was $124.9 million in fiscal 2012 compared to $187.2 million in fiscal 2011, a decrease of $62.3 million, primarily driven by lower gross profit, higher SG&A spending and interest expense. Diluted weighted-average common shares outstanding decreased from 66.2 million in fiscal 2011 to 62.1 million in fiscal 2012. The decrease was primarily driven by repurchases of our common shares and a decrease in the number of dilutive equivalent shares, partially offset by the exercise of stock options. Dilutive equivalent shares for fiscal 2012 and fiscal 2011 were 1.1 million and 1.5 million, respectively. The decrease in equivalent shares was due to a decrease in our average share price.

Income (loss) from Discontinued Operations
In our fourth quarter of fiscal 2012, we completed the wind down of the professional seed business. As a result, we began presenting this business within discontinued operations. In our second quarter of fiscal 2011 we completed the sale of Global Pro to ICL. As a result of the then-pending sale, effective in the first quarter of fiscal 2011, we began presenting Global Pro as discontinued operations.
Loss from discontinued operations, net of tax, was $0.1 million in fiscal 2013, while a loss of $6.7 million and income of $28.0 million were recognized in fiscal 2012 and fiscal 2011, respectively. Fiscal 2013 and fiscal 2012 included activity associated with the wind down and disposal of the non-European professional seed business. Fiscal 2011 included a net after-tax gain of $39.5 million on the sale of Global Pro to ICL.
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
The following tables present segment information:
Net Sales by Segment

	Year Ended September 30,
	2013	2012	2011
	(In millions)
Global Consumer	$2,527.5	$2,539.2	$2,533.2
Scotts LawnService®	257.8	245.8	235.6
Segment total	2,785.3	2,785.0	2,768.8
Corporate & Other	31.2	41.1	30.9
Consolidated	$2,816.5	$2,826.1	$2,799.7
Income from Continuing Operations before Income Taxes by Segment

	Year Ended September 30,
	2013	2012	2011
	(In millions)
Global Consumer	$406.4	$338.3	$425.0
Scotts LawnService®	28.7	27.0	25.9
Segment total	435.1	365.3	450.9
Corporate & Other	(91.2)	(96.3)	(95.0)
Intangible asset amortization	(10.4)	(10.1)	(10.6)
Product registration and recall matters	—	(8.2)	(14.6)
Impairment, restructuring and other	(20.3)	(7.1)	(55.9)
Costs related to refinancing	—	—	(1.2)
Interest expense	(59.2)	(61.8)	(51.0)
Consolidated	$254.0	$181.8	$222.6

Global Consumer
Global Consumer segment net sales decreased 0.5% from $2.54 billion in fiscal 2012 to $2.53 billion in fiscal 2013. The change in fiscal 2013 net sales was unfavorably impacted by volume and foreign exchange rates of 2.2% and 0.3%, respectively, partially offset by favorable pricing of 1.9% and acquisitions of 0.1%. Net sales in the U.S. decreased by 0.5%, driven by declines in reimbursements attributable to our Marketing Agreement with Monsanto, sales of our controls, wild bird food and plant food products, partially offset by an increase in pricing, and increases in sales of mulch and grass seed products. Net sales outside of the U.S. decreased 0.2% in fiscal 2013, primarily attributable to volume declines in Europe and unfavorable effects of foreign currency changes as a result of the strengthening of the U.S. dollar relative to other currencies, partially offset by volume increases in Asia Pacific. Excluding the impact of foreign currency rates, net sales outside of the U.S. increased 1.1% compared to fiscal 2012.
Global Consumer segment income for fiscal 2013 was $406.4 million, an increase of $68.1 million, or 20.1%, compared to fiscal 2012. Excluding the impact of foreign exchange movements, segment income increased by $67.3 million, or 20.0%, from fiscal 2012. The increase in segment income for fiscal 2013 was primarily driven by the favorable impact of pricing, decreased material costs and a decrease in SG&A expenses resulting from our product cost-out initiatives.
Global Consumer segment net sales increased 0.2% from $2.53 billion in fiscal 2011 to $2.54 billion in fiscal 2012. The increase in fiscal 2012 net sales was favorably impacted by volume and pricing of 0.4% and 0.6%, respectively, offset by unfavorable foreign exchange rates of 0.8%. Net sales in the U.S. increased by 1.3%, driven by an increase in pricing, higher sales of our controls and mulch products, and the national launch of our new Scotts Snap® spreader system, partially offset by declines in sales of grass seed, wild bird food and plant food products. Net sales outside of the U.S. decreased 4.0% in fiscal 2012, primarily attributable to the unfavorable effect of foreign currency changes as a result of the strengthening of the U.S. dollar relative to other currencies. Excluding the impact of foreign currency rates, net sales outside of the U.S. were roughly flat compared to fiscal 2011.
Global Consumer segment income for fiscal 2012 was $338.3 million, a decrease of $86.7 million, or 20.4%, compared to fiscal 2011. Excluding the impact of foreign exchange movements, segment income decreased by $85.6 million, or 20.1%, for fiscal 2011. The decrease in segment income for fiscal 2012 was primarily driven by gross profit decline and an increase in SG&A expenses. The decreased gross profit rate was primarily the result of increased material costs primarily due to packaging and fertilizer inputs, negative product mix within the U.S. driven by increased sales of mulch products, and increased distribution and warehousing as a result of an early season surge in consumer activity and continued and unplanned surge in mulch volume. The increase in SG&A spending primarily related to costs associated with our planned increase in media and marketing initiatives.
Scotts LawnService®
Scotts LawnService® net sales increased by $12.0 million, or 4.9%, to $257.8 million in fiscal 2013, primarily due to increased customer count, acquisitions in fiscal 2013, and a weather driven delay of sales from the fourth quarter of fiscal 2012 into the first quarter of fiscal 2013. Scotts LawnService® segment income increased $1.7 million to $28.7 million in fiscal 2013. The improved operating results were driven by higher net sales and lower product costs, partially offset by higher SG&A, which was primarily the outcome of higher marketing and selling expenses.
Scotts LawnService® net sales increased by $10.2 million, or 4.3%, to $245.8 million in fiscal 2012, primarily due to increased customer retention, the full year impact of acquisitions and new customer sales. Scotts LawnService® segment income increased $1.1 million to $27.0 million in fiscal 2012. The improved operating results were driven by higher net sales and improved labor productivity, partially offset by higher product costs and SG&A, which was primarily the outcome of higher performance based variable compensation.
Corporate & Other
Net sales for Corporate & Other decreased $9.9 million to $31.2 million in fiscal 2013, primarily due to our ICL supply agreements, which commenced shortly after the sale of Global Pro in our second quarter of fiscal 2011. The net expense for Corporate & Other decrease of $5.1 million in fiscal 2013 was driven by reduced spending on outside consulting expenses and marketing related expenditures as part of our cost productivity initiatives, partially offset by higher employee related costs, including incentive compensation, health care and severance.
Net sales for Corporate & Other increased $10.2 million to $41.1 million in fiscal 2012, primarily due to our ICL supply agreements, which commenced shortly after the sale of Global Pro in our second quarter of fiscal 2011. Net expense for Corporate & Other increased by $1.3 million in fiscal 2012, driven by increased variable compensation of $1.3 million.

Liquidity and Capital Resources
Operating Activities
Cash provided by operating activities increased by $188.6 million to $342.0 million in fiscal 2013. The change in our operating activities was primarily due to an increase in net income of $54.6 million and a reduction in inventory levels over the prior year of $89.0 million as a result of improved inventory management. In addition, income taxes paid declined in fiscal 2013 due to the receipt of an overpayment of taxes related to fiscal 2012 of $37.8 million.
Cash provided by operating activities increased by $31.3 million to $153.4 million in fiscal 2012 from $122.1 million in fiscal 2011. Excluding the impact of discontinued operations, cash provided by operating activities decreased by $48.2 million to $143.1 million in fiscal 2012 compared to a decrease of $118.1 million in fiscal 2011. Excluding discontinued operations and non-cash operating expenses, income from continuing operations decreased by approximately $24.7 million primarily due to lower gross profit rates and higher advertising expenses.
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
Investing Activities
Cash used in investing activities totaled $64.2 million and $75.7 million in fiscal 2013 and fiscal 2012, respectively. The change in our investing activities was primarily driven by a reduction of capital investments in property, plant and equipment and acquisitions of $9.3 million and $3.8 million, respectively and cash proceeds from the sale of long-lived assets of $3.6 million. Significant capital projects during fiscal 2013 included investments in our mulch production facilities associated with our product cost-out initiatives, additional capital to increase capabilities in our fertilizer production facilities, improvements to our inventory warehouse management system and investments in information technology. Further, during fiscal 2013 we completed an acquisition of two franchisee businesses within our Scotts LawnService® segment for $3.2 million and an investment of an unconsolidated affiliate in the indoor gardening market for $4.5 million.
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
For the three years ended September 30, 2013, our capital spending was allocated as follows: 62% for expansion and maintenance of existing Global Consumer productive assets; 17% for new productive assets supporting our Global Consumer segment; 11% to expand our information technology and transformation and integration capabilities; 3% for expansion and upgrades of Scotts LawnService® infrastructure; and 7% for Corporate & Other assets.
Financing Activities
Financing activities used cash of $280.6 million and $79.3 million in fiscal 2013 and fiscal 2012, respectively. Cash returned to shareholders through dividends of $87.8 million and reduced borrowings under our credit facility of $196.7 million were significant elements of cash used in financing activities in fiscal 2013. Net payments under our credit facilities were $207.3 million in fiscal 2013, compared to $10.6 million in fiscal 2012. Financing activities also included a decrease in cash received from the exercise of stock options of $4.3 million in fiscal 2013 compared to fiscal 2012.
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

Cash and Cash Equivalents
Our cash and cash equivalents were held in depository accounts with major financial institutions around the world or invested in high quality, short-term liquid investments, with original maturities of three months or less with a balance of $129.8 million as of September 30, 2013, compared to $131.9 million as of September 30, 2012. The cash and cash equivalents balance at September 30, 2013 included $120.4 million held by controlled foreign corporations. Our current plans do not demonstrate a need to, nor do we have plans to, repatriate the retained earnings from these foreign corporations as the earnings are indefinitely reinvested. However, in the future, if we determine it is necessary to repatriate these funds, or if we sell or liquidate any of these foreign corporations, we may be required to pay associated taxes on the repatriation.
Borrowing Arrangements
Our primary sources of liquidity are cash generated by operations and borrowings under our credit agreement which is guaranteed by substantially all of our domestic subsidiaries. On June 30, 2011, we and certain of our subsidiaries entered into a second amended and restated senior secured credit facility, providing for revolving loans in the aggregate principal amount of up to $1.7 billion over a five year term. Borrowings may be made in various currencies including U.S. dollars, Euros, British pounds, Australian dollars and Canadian dollars. Under this credit facility, we may request up to an additional $450 million in revolving and/or term commitments, subject to certain specified conditions, including approval from the lenders. The credit facility replaced our previous senior secured credit facilities, which were comprised of: (a) a senior secured revolving loan facility in the aggregate principal amount of up to $1.59 billion and (b) a senior secured term loan facility totaling $560 million. The previous credit facilities were scheduled to expire in February 2012.
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
Under our credit facility, we have the ability to obtain letters of credit up to $75 million outstanding. At September 30, 2013, the Company had letters of credit in the aggregate face amount of $23.3 million outstanding, and $1.6 billion of availability under its credit facility.
On January 14, 2010, we issued $200 million aggregate principal amount of 7.25% Senior Notes due 2018. The net proceeds of the offering were used to reduce outstanding borrowings under our then existing credit facilities. The 7.25% Senior Notes represent general unsecured senior obligations, and were sold to the public at 99.254% of the principal amount thereof, to yield 7.375% to maturity. The 7.25% Senior Notes have interest payment dates of January 15 and July 15 of each year, which began on July 15, 2010 and may be redeemed prior to maturity at applicable redemption premiums. The 7.25% Senior Notes contain usual and customary incurrence-based covenants, which include, but are not limited to, restrictions on the incurrence of additional indebtedness, the incurrence of liens and the issuance of certain preferred shares, and the making of certain distributions, investments and other restricted payments, as well as other usual and customary covenants, which include, but are not limited to, restrictions on sale and leaseback transactions, restrictions on purchases or redemptions of Scotts Miracle-Gro stock and prepayments of subordinated debt, limitations on asset sales and restrictions on transactions with affiliates. The 7.25% Senior Notes mature on January 15, 2018. Substantially all of our domestic subsidiaries serve as guarantors of the 7.25% Senior Notes.
On December 16, 2010, we issued $200 million aggregate principal amount of 6.625% Senior Notes due 2020 in a private placement exempt from the registration requirements under the Securities Act of 1933, as amended. The net proceeds of the offering were used to repay outstanding borrowings under our then existing credit facilities and for general corporate purposes. The 6.625% Senior Notes represent general unsecured senior obligations and rank equal in right of payment with our existing and future unsecured senior debt, including, without limitation, the 7.25% Senior Notes. The 6.625% Senior Notes have interest payment dates of June 15 and December 15 of each year, which began on June 15, 2011, and may be redeemed prior to maturity at applicable redemption premiums. The 6.625% Senior Notes contain usual and customary incurrence-based covenants, as well as other usual and customary covenants, substantially similar to those contained in the 7.25% Senior Notes. The 6.625% Senior Notes mature on December 15, 2020. Substantially all of our domestic subsidiaries serve as guarantors of the 6.625% Senior Notes.

We are in compliance with the terms of all debt covenants at September 30, 2013. The credit facility contains, among other obligations, an affirmative covenant regarding our leverage ratio, calculated as average total indebtedness, as described in the our credit facility, relative to the our EBITDA, as adjusted pursuant to the terms of the credit facility (“Adjusted EBITDA”). Under the terms of the credit facility, the maximum allowable leverage ratio was 3.50 as of September 30, 2013. Our leverage ratio was 2.05 at September 30, 2013. Our credit facility also includes an affirmative covenant regarding our interest coverage ratio. Interest coverage ratio is calculated as Adjusted EBITDA divided by interest expense, as described in the credit facility, and excludes costs related to refinancings. Under the terms of the credit facility, the minimum allowable interest coverage ratio was 3.50 for the year ended September 30, 2013. Our interest coverage ratio was 6.59 for the year ended September 30, 2013. The weighted average interest rates on average debt were 6.2% and 6.0% for fiscal 2013 and fiscal 2012, respectively. Please see “ITEM 6. SELECTED FINANCIAL DATA” of this Annual Report on Form 10-K for further details pertaining to the calculations of the foregoing ratios.
At September 30, 2013, we had outstanding interest rate swap agreements with major financial institutions that effectively converted the LIBOR index portion of variable-rate debt denominated in U.S. dollars to a fixed rate. The swap agreements had a total U.S. dollar notional amount of $1,100 million at September 30, 2013. Interest payments made between the effective date and expiration date are hedged by the swap agreements, except as noted below. The notional amount, effective date, expiration date and rate of each of these swap agreements are shown in the table below.

Notional Amount (in millions)		Effective Date (a)	Expiration Date	Fixed Rate
50		2/14/2012	2/14/2016	3.78%
150	(b)	2/7/2012	5/7/2016	2.42%
150	(c)	11/16/2009	5/16/2016	3.26%
50	(b)	2/16/2010	5/16/2016	3.05%
100	(b)	2/21/2012	5/23/2016	2.40%
150	(c)	12/20/2011	6/20/2016	2.61%
50	(d)	12/6/2012	9/6/2017	2.96%
150	(b)	2/7/2017	5/7/2019	2.12%
50	(b)	2/7/2017	5/7/2019	2.25%
200	(c)	12/20/2016	6/20/2019	2.12%

(a)	The effective date refers to the date on which interest payments were, or will be, first hedged by the applicable swap agreement.

(b)	Interest payments made during the three-month period of each year that begins with the month and day of the effective date are hedged by the swap agreement.

(c)	Interest payments made during the six-month period of each year that begins with the month and day of the effective date are hedged by the swap agreement.

(d)	Interest payments made during the nine-month period of each year that begins with the month and day of the effective date are hedged by the swap agreement.
The Company maintains a Master Accounts Receivable Purchase Agreement (“MARP Agreement”), which is uncommitted and provides for the discretionary sale by the Company, and the discretionary purchase by the banks, on a revolving basis, of accounts receivable generated by sales to three specified account debtors in an aggregate amount not to exceed $400 million. On October 25, 2013, the Company signed an amendment to the existing MARP Agreement which extended the termination date to August 29, 2014, or such later date as may be mutually agreed by the Company and the banks party thereto. Under the amended terms of the MARP Agreement, the banks have the opportunity to purchase those accounts receivable offered by the Company at a discount (from the agreed base value thereof) effectively equal to the one-week LIBOR plus 0.75%. There were $85.3 million of short-term borrowings as of September 30, 2013 and no short-term borrowings as of September 30, 2012 under the MARP Agreement. The carrying value of the receivables pledged as collateral was $106.7 million as of September 30, 2013.
We continue to monitor our compliance with the leverage ratio, interest coverage ratio and other covenants contained in the credit facility and, based upon our current operating assumptions, we expect to remain in compliance with the permissible leverage ratio and interest coverage ratio throughout fiscal 2014. However, an unanticipated charge to earnings, an increase in debt or other factors could materially affect our ability to remain in compliance with the financial or other covenants of our credit facility, potentially causing us to have to seek an amendment or waiver from our lending group which could result in repricing of our credit facility.
In our opinion, cash flows from operations and capital resources will be sufficient to meet debt service, capital expenditures and working capital needs during fiscal 2014, and thereafter for the foreseeable future. However, we cannot ensure that our business will generate sufficient cash flow from operations or that future borrowings will be available under our credit facility in amounts sufficient to pay indebtedness or fund other liquidity needs. Actual results of operations will depend on numerous factors, many of which are beyond our control, as further discussed in “ITEM 1A. RISK FACTORS — Our indebtedness could limit our flexibility and adversely affect our financial condition” of this Annual Report on Form 10-K.
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
Contractual Obligations
The following table summarizes our future cash outflows for contractual obligations as of September 30, 2013:

		Payments Due by Period
Contractual Cash Obligations	Total	Less Than 1 Year	1-3 Years	4-5 Years	More Than 5 Years
	(In millions)
Debt obligations	$570.5	$92.4	$76.1	$201.0	$201.0
Interest expense on debt obligations	201.1	43.9	85.2	52.8	19.2
Operating lease obligations	179.0	47.0	66.1	30.8	35.1
Purchase obligations	211.3	114.3	75.7	21.0	0.3
Other, primarily retirement plan obligations	87.9	9.9	17.7	15.3	45.0
Total contractual cash obligations	$1,249.8	$307.5	$320.8	$320.9	$300.6

We have long-term debt obligations and interest payments due primarily under the 7.25% and 6.625% Senior Notes and our credit facility. Amounts in the table represent scheduled future maturities of long-term debt principal for the periods indicated. The interest payments for our credit facility is based on outstanding borrowings as of September 30, 2013. Actual interest expense will likely be higher due to the seasonality of our business and associated higher average borrowings.
Purchase obligations primarily represent commitments for materials used in our manufacturing processes, as well as commitments for warehouse services, seed and out-sourced information services which comprise the unconditional purchase obligations disclosed in “NOTE 17. COMMITMENTS” of the Notes to Consolidated Financial Statements included in this Annual Report on Form 10-K.
Other obligations include actuarially determined retiree benefit payments and pension funding to comply with local funding requirements. Pension funding requirements beyond fiscal 2013 are based on preliminary estimates using actuarial assumptions determined as of September 30, 2013. The above table excludes liabilities for unrecognized tax benefits and insurance accruals as the Company is unable to estimate the timing of payments for these items.
Off-Balance Sheet Arrangements
At September 30, 2013, the Company had letters of credit in the aggregate face amount of $23.3 million outstanding. Further, the Company has residual value guarantees on Scotts LawnService® vehicles and the corporate aircraft as disclosed in “NOTE 16. OPERATING LEASES” of the Notes to Consolidated Financial Statements included in this Annual Report on Form 10-K.

Regulatory Matters
We are subject to local, state, federal and foreign environmental protection laws and regulations with respect to our business operations and believe we are operating in substantial compliance with, or taking actions aimed at ensuring compliance with, such laws and regulations. We are involved in several legal actions with various governmental agencies related to environmental matters, including those described in “ITEM 3. LEGAL PROCEEDINGS” of this Annual Report on Form 10-K and “NOTE 18. CONTINGENCIES” of the Notes to Consolidated Financial Statements included in this Annual Report on Form 10-K. While it is difficult to quantify the potential financial impact of actions involving these environmental matters, particularly remediation costs at waste disposal sites and future capital expenditures for environmental control equipment, in the opinion of management, the ultimate liability arising from such environmental matters, taking into account established reserves, should not have a material effect on our financial condition, results of operations or cash flows. However, there can be no assurance that the resolution of these matters will not materially affect our future quarterly or annual results of operations, financial condition or cash flows. Additional information on environmental matters affecting us is provided in “ITEM 1. BUSINESS — Regulatory Considerations” and “ITEM 3. LEGAL PROCEEDINGS” of this Annual Report on Form 10-K.
Critical Accounting Policies and Estimates
Our discussion and analysis of financial condition and results of operations is based upon our consolidated financial statements, which have been prepared in accordance with GAAP. Certain accounting policies are particularly significant, including those related to revenue recognition, goodwill and intangibles, certain associate benefits and income taxes. We believe these accounting policies, and others set forth in “NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES” of the Notes to Consolidated Financial Statements included in this Annual Report on Form 10-K, should be reviewed as they are integral to understanding our results of operations and financial position. Our critical accounting policies are reviewed periodically with the Audit and Finance Committee of the Board of Directors of Scotts Miracle-Gro.
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
Income Taxes
Our annual effective tax rate is established based on our pre-tax income (loss), statutory tax rates and the tax impacts of items treated differently for tax purposes than for financial reporting purposes. We record income tax liabilities utilizing known obligations and estimates of potential obligations. A deferred tax asset or liability is recognized whenever there are future tax effects from existing temporary differences and operating loss and tax credit carryforwards. Valuation allowances are used to reduce deferred tax assets to the balances that are more likely than not to be realized. We must make estimates and judgments on future taxable income, considering feasible tax planning strategies and taking into account existing facts and circumstances, to determine the proper valuation allowances. When we determine that deferred tax assets could be realized in greater or lesser amounts than recorded, the asset balance and consolidated statement of operations reflect the change in the period such determination is made. Due to changes in facts and circumstances and the estimates and judgments that are involved in determining the proper valuation allowances, differences between actual future events and prior estimates and judgments could result in adjustments to these valuation allowances. We use an estimate of our annual effective tax rate at each interim period based on the facts and circumstances available at that time, while the actual effective tax rate is calculated at year-end.

Inventories
Inventories are stated at the lower of cost or market, principally determined by the first-in, first-out method of accounting. Inventories include the cost of raw materials, labor, manufacturing overhead and freight and in-bound handling costs incurred to pre-position goods in our warehouse network. Adjustments to net realizable value for excess and obsolete inventory are based on a variety of factors, including product changes and improvements, changes in active ingredient availability and regulatory acceptance, new product introductions and estimated future demand. The adequacy of our adjustments could be materially affected by changes in the demand for our products or regulatory actions.
Long-lived Assets, including Property, Plant and Equipment
Property, plant and equipment are stated at cost. Depreciation of property, plant and equipment is provided on the straight-line method and is based on the estimated useful economic lives of the assets. Intangible assets with finite lives, and therefore subject to amortization, include technology (e.g., patents), customer relationships and certain tradenames. These intangible assets are being amortized over their estimated useful economic lives typically ranging from 3 to 25 years. We review long-lived assets whenever circumstances change such that the recorded value of an asset may not be recoverable and therefore impaired.
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
At September 30, 2013, goodwill totaled $315.1 million, with $183.1 million and $132.0 million of goodwill for Global Consumer and Scotts LawnService® segments, respectively. No goodwill impairment was recognized as a result of the annual evaluation performed as of June 30, 2013. The estimated fair value of each reporting unit was substantially in excess of its carrying value as of the annual test date. If we were to alter our impairment testing by increasing the discount rate in the discounted cash flow analysis by 100 basis points, there still would not be any impairment indicated for any of these reporting units. At September 30, 2013, indefinite-lived intangible assets comprised of tradenames totaled $222.3 million. With the exception of the Ortho® tradename, each of these tradenames had an estimated fair value substantially in excess of its carrying value as of the annual test date. As a result of the Company's annual impairment review performed in the fourth quarter of fiscal 2013, the Company recognized an impairment charge for a non-recurring fair value adjustment of $11.6 million within the Global Consumer segment related to the Ortho® brand and certain sub-brands of Ortho®. The fair value was calculated based upon the evaluation of the historical performance and future growth of the Ortho® business. If we were to increase the discount rate in the Ortho® brand fair value calculation by 100 basis points, the resulting non-recurring fair value adjustment would have increased by approximately $14.7 million.

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
Changes in the discount rate and investment returns can have a significant effect on the funded status of our pension plans and shareholders’ equity. We cannot predict discount rates or investment returns with certainty and, therefore, cannot determine whether adjustments to our shareholders’ equity for pension-related activity in subsequent years will be significant. We also cannot predict future investment returns, and therefore cannot determine whether future pension plan funding requirements could materially affect our financial condition, results of operations or cash flows. A 100 basis point change in the discount rate would have an immaterial effect on fiscal 2013 pension expense. A 100 basis point change in the discount rate would have a $41.7 million change in our projected benefit obligation as of September 30, 2013.
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
Contingencies
As described more fully in “NOTE 18. CONTINGENCIES” of the Notes to Consolidated Financial Statements included in this Annual Report on Form 10-K, we are involved in environmental and legal matters which have a high degree of uncertainty associated with them. We continually assess the likely outcome of these matters and the adequacy of reserves, if any, provided for their resolution. There can be no assurance that the ultimate outcomes of these matters will not differ materially from our current assessment of them, nor that all matters that may currently be brought against us are known by us at this time.
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

Interest Rate Risk
We had variable rate debt instruments outstanding at September 30, 2013 and September 30, 2012 that are impacted by changes in interest rates. As a means of managing our interest rate risk on these debt instruments, we entered into interest rate swap agreements with major financial institutions to effectively fix the LIBOR index on certain variable-rate debt obligations.
At September 30, 2013 and September 30, 2012, we had outstanding interest rate swap agreements with a total U.S. dollar equivalent notional value of $1,100.0 million and $700.0 million, respectively. The weighted average fixed rate of swap agreements outstanding at September 30, 2013 was 2.7%.
The following table summarizes information about our derivative financial instruments and debt instruments that are sensitive to changes in interest rates as of September 30, 2013 and September 30, 2012. For debt instruments, the table presents principal cash flows and related weighted-average interest rates by expected maturity dates. For interest rate swap agreements, the table presents expected cash flows based on notional amounts and weighted-average interest rates by contractual maturity dates. Weighted-average variable rates are based on rates in effect at September 30, 2013 and September 30, 2012. A change in our variable interest rate of 100 basis points for a full twelve-month period would have a $2.5 million impact on interest expense assuming approximately $250 million of our average fiscal 2013 variable-rate debt had not been hedged via an interest rate swap agreement. The information is presented in U.S. dollars (in millions):

	Expected Maturity Date						Total	Fair Value
2013	2014	2015	2016	2017	2018	After
Long-term debt:
Fixed rate debt	$—	$—	$—	$—	$200.0	$200.0	$400.0	$523.0
Average rate	—	—	—	—	7.3%	6.6%	6.9%	—
Variable rate debt	$85.3	$—	$73.0	$—	$—	$—	$158.3	$158.3
Average rate	1.0%	—	2.4%	—	—	—	1.7%	—
Interest rate derivatives:
Interest rate swaps	$—	$—	$(17.8)	$(2.6)	$3.7	$—	$(16.7)	$(16.7)
Average rate	—	—	3.0%	3.0%	2.1%	—	2.7%	—

	Expected Maturity Date						Total	Fair Value
2012	2013	2014	2015	2016	2017	After
Long-term debt:
Fixed rate debt	$—	$—	$—	$—	$—	$400.0	$400.0	$429.5
Average rate	—	—	—	—	—	6.9%	6.9%	—
Variable rate debt	$—	$—	$—	$377.1	$—	$—	$377.1	$377.1
Average rate	—	—	—	2.7%	—	—	2.7%	—
Interest rate derivatives:
Interest rate swaps	$—	$—	$—	$(24.9)	$(3.9)	$—	$(28.8)	$(28.8)
Average rate	—	—	—	3.0%	3.0%	—	3.0%	—

Excluded from the information provided above are $12.2 million and $5.5 million at September 30, 2013 and September 30, 2012, respectively, of miscellaneous debt instruments.
Other Market Risks
Through fiscal 2013, we had transactions that were denominated in currencies other than the currency of the country of origin. We use foreign currency swap contracts to manage the exchange rate risk associated with intercompany loans with foreign subsidiaries that are denominated in local currencies. At September 30, 2013, the notional amount of outstanding foreign currency swap contracts was $80.4 million with a negative fair value of $2.1 million. At September 30, 2012, the notional amount of outstanding foreign currency swap contracts was $61.8 million with a negative fair value of $1.0 million.
We are subject to market risk from fluctuating prices of certain raw materials, including urea, resins, diesel, gasoline, sphagnum peat, grass seed and wild bird food grains. Our objectives surrounding the procurement of these materials are to ensure continuous supply and to control costs. We seek to achieve these objectives through negotiation of contracts with favorable terms directly with vendors. In addition, we entered into arrangements to partially mitigate the effect of fluctuating direct and indirect fuel costs on our Global Consumer and Scotts LawnService® businesses and hedged a portion of our fuel and urea needs for fiscal 2013 and fiscal 2012. We had outstanding derivative contracts for approximately 7,098,000 gallons of fuel with a negative fair value of $0.3 million at September 30, 2013. We had outstanding derivative contracts for approximately 11,984,000 gallons of fuel with a fair value of $1.2 million at September 30, 2012. We also had outstanding derivative contracts for 49,500 and 34,500 aggregate tons of urea at September 30, 2013 and September 30, 2012, respectively. The outstanding derivative contracts for 49,500 aggregate tons at September 30, 2013 had a negative fair value of $2.0 million, while the fair value of the outstanding derivative contracts for 34,500 aggregate tons at September 30, 2012 was $0.8 million.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
The financial statements and other information required by this Item are contained in the Consolidated Financial Statements, Notes to Consolidated Financial Statements and Schedules Supporting the Consolidated Financial Statements listed in the “Index to Consolidated Financial Statements and Financial Statement Schedules” on page 46 of this Annual Report on Form 10-K.

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
Management’s Annual Report on Internal Control Over Financial Reporting
The “Annual Report of Management on Internal Control Over Financial Reporting” required by Item 308(a) of SEC Regulation S-K is included on page 47 of this Annual Report on Form 10-K.
Attestation Report of Independent Registered Public Accounting Firm
The “Report of Independent Registered Public Accounting Firm” required by Item 308(b) of SEC Regulation S-K is included on page 48 of this Annual Report on Form 10-K.
Changes in Internal Control Over Financial Reporting
No changes in the Registrant’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) occurred during the Registrant’s fiscal quarter ended September 30, 2013, that have materially affected, or are reasonably likely to materially affect, the Registrant’s internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Directors, Executive Officers and Persons Nominated or Chosen to Become Directors or Executive Officers
The information required by Item 401 of SEC Regulation S-K concerning the directors of Scotts Miracle-Gro and the nominees for election or re-election as directors of Scotts Miracle-Gro at the Annual Meeting of Shareholders to be held on January 30, 2014 (the “2014 Annual Meeting”) is incorporated herein by reference from the disclosure which will be included under the caption “PROPOSAL NUMBER 1 — ELECTION OF DIRECTORS” in Scotts Miracle-Gro’s definitive Proxy Statement relating to the 2014 Annual Meeting (“Scotts Miracle-Gro’s Definitive Proxy Statement”), which will be filed pursuant to SEC Regulation 14A not later than 120 days after the end of Scotts Miracle-Gro’s fiscal year ended September 30, 2013.
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
Procedures for Recommending Director Nominees
Information concerning the procedures by which shareholders of Scotts Miracle-Gro may recommend nominees to Scotts Miracle-Gro’s Board of Directors is incorporated herein by reference from the disclosures which will be included under the captions “CORPORATE GOVERNANCE — Nominations of Directors” and “MEETINGS AND COMMITTEES OF THE BOARD — Committees of the Board — Governance and Nominating Committee” in Scotts Miracle-Gro’s Definitive Proxy Statement. These procedures have not materially changed from those described in Scotts Miracle-Gro’s definitive Proxy Statement for the 2013 Annual Meeting of Shareholders held on January 17, 2013.
Audit and Finance Committee
The information required by Items 407(d)(4) and 407(d)(5) of SEC Regulation S-K is incorporated herein by reference from the disclosure which will be included under the caption “MEETINGS AND COMMITTEES OF THE BOARD — Committees of the Board — Audit and Finance Committee” in Scotts Miracle-Gro’s Definitive Proxy Statement.
Committee Charters; Code of Business Conduct and Ethics; Corporate Governance Guidelines
The Board of Directors of Scotts Miracle-Gro has adopted charters for each of the Audit and Finance Committee, the Governance and Nominating Committee, the Compensation and Organization Committee, the Innovation and Technology Committee and the Strategy and Business Development Committee, as well as Corporate Governance Guidelines, as contemplated by the applicable sections of the New York Stock Exchange Listed Company Manual.
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
The text of Scotts Miracle-Gro’s Code of Business Conduct and Ethics, Scotts Miracle-Gro’s Corporate Governance Guidelines, the Audit and Finance Committee charter, the Governance and Nominating Committee charter, the Compensation and

Organization Committee charter, the Innovation and Technology Committee charter and the Strategy and Business Development Committee charter are posted under the “Corporate Governance” link on Scotts Miracle-Gro’s Internet website located at http://investor.scotts.com. Interested persons and shareholders of Scotts Miracle-Gro may also obtain copies of each of these documents without charge by writing to The Scotts Miracle-Gro Company, Attention: Corporate Secretary, 14111 Scottslawn Road, Marysville, Ohio 43041. In addition, a copy of the Code of Business Conduct and Ethics, as revised effective January 18, 2012, is incorporated by reference in Exhibit 14 to this Annual Report on Form 10-K.

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
The information required by this Item 14 is incorporated herein by reference from the disclosures which will be included under the captions “AUDIT AND FINANCE COMMITTEE MATTERS — Fees of the Independent Registered Public Accounting Firm” and “AUDIT AND FINANCE COMMITTEE MATTERS — Pre-Approval of Services Performed by the Independent Registered Public Accounting Firm” in Scotts Miracle-Gro’s Definitive Proxy Statement.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES
(a) LIST OF DOCUMENTS FILED AS PART OF THIS REPORT
1 and 2. Financial Statements and Financial Statement Schedules:
The response to this portion of Item 15 is submitted as a separate section of this Annual Report on Form 10-K. Reference is made to the “Index to Consolidated Financial Statements and Financial Statement Schedules” on page 46 of this Annual Report on Form 10-K.
(b) EXHIBITS
The exhibits listed on the “Index to Exhibits” beginning on page 110 of this Annual Report on Form 10-K are filed or furnished with this Annual Report on Form 10-K or incorporated herein by reference as noted in the “Index to Exhibits.”
(c) FINANCIAL STATEMENT SCHEDULES
The financial statement schedule filed with this Annual Report on Form 10-K is submitted in a separate section hereof. For a description of such financial statement schedules, see “Index to Consolidated Financial Statements and Financial Statement Schedules” on page 46 of this Annual Report on Form 10-K.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

THE SCOTTS MIRACLE-GRO COMPANY

By:	/s/ JAMES HAGEDORN
James Hagedorn, Chief Executive Officer and Chairman of the Board

Dated: November 20, 2013
Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ ALAN H. BARRY*	Director	November 20, 2013
Alan H. Barry

/s/ LAWRENCE A. HILSHEIMER	Chief Financial Officer and Executive Vice President	November 20, 2013
Lawrence A. Hilsheimer	(Principal Financial Officer and Principal Accounting Officer)

/s/ JAMES HAGEDORN	Chief Executive Officer, Chairman of the Board and Director	November 20, 2013
James Hagedorn	(Principal Executive Officer)

/s/ ADAM HANFT*	Director	November 20, 2013
Adam Hanft

/s/ STEPHEN L. JOHNSON*	Director	November 20, 2013
Stephen L. Johnson

/s/ THOMAS N. KELLY JR.*	Director	November 20, 2013
Thomas N. Kelly Jr.

/s/ KATHERINE HAGEDORN LITTLEFIELD*	Director	November 20, 2013
Katherine Hagedorn Littlefield

Signature	Title	Date

/s/ NANCY G. MISTRETTA*	Director	November 20, 2013
Nancy G. Mistretta

/s/ MICHAEL E. PORTER*	Director	November 20, 2013
Michael E. Porter

/s/ STEPHANIE M. SHERN*	Director	November 20, 2013
Stephanie M. Shern

/s/ JOHN R. VINES*	Director	November 20, 2013
John R. Vines

*
The undersigned, by signing his name hereto, does hereby sign this Report on behalf of each of the directors of the Registrant identified above pursuant to Powers of Attorney executed by the directors identified above, which Powers of Attorney are filed with this Report as exhibits.

By:	/s/ LAWRENCE A. HILSHEIMER
Lawrence A. Hilsheimer, Attorney-in-Fact

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
Management, with the participation of our principal executive officer and principal financial officer, assessed the effectiveness of our internal control over financial reporting as of September 30, 2013, the end of our fiscal year. Management based its assessment on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Management’s assessment included evaluation of such elements as the design and operating effectiveness of key financial reporting controls, process documentation, accounting policies and our overall control environment. This assessment is supported by testing and monitoring performed under the direction of management.
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
Based on our assessment, management has concluded that our internal control over financial reporting was effective as of September 30, 2013, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with accounting principles generally accepted in the United States of America. We reviewed the results of management’s assessment with the Audit and Finance Committee of the Board of Directors of The Scotts Miracle-Gro Company.
Our independent registered public accounting firm, Deloitte & Touche LLP, independently audited our internal control over financial reporting as of September 30, 2013 and has issued their attestation report which appears herein.

/s/ JAMES HAGEDORN		/s/ LAWRENCE A. HILSHEIMER
James Hagedorn Chief Executive Officer and Chairman of the Board		Lawrence A. Hilsheimer Executive Vice President and Chief Financial Officer

Dated:	November 20, 2013	Dated:	November 20, 2013

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Shareholders of
The Scotts Miracle-Gro Company
Marysville, Ohio
We have audited the accompanying consolidated balance sheets of The Scotts Miracle-Gro Company and subsidiaries (the "Company") as of September 30, 2013 and 2012, and the related consolidated statements of operations, comprehensive income, shareholders’ equity, and cash flows for each of the three years in the period ended September 30, 2013. Our audits also included the financial statement schedules listed in the Index to Consolidated Financial Statements and Financial Statement Schedules. These consolidated financial statements and financial statement schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedules based on our audits.
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
In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company as of September 30, 2013 and 2012, and the results of its operations and its cash flows for each of the three years in the period ended September 30, 2013, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of September 30, 2013, based on the criteria established in Internal Control — Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated November 20, 2013 expressed an unqualified opinion on the Company’s internal control over financial reporting.

/s/ DELOITTE & TOUCHE LLP

Columbus, Ohio
November 20, 2013

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Shareholders of
The Scotts Miracle-Gro Company
Marysville, Ohio
We have audited the internal control over financial reporting of The Scotts Miracle-Gro Company and subsidiaries (the "Company") as of September 30, 2013, based on criteria established in Internal Control—Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, which is included in the accompanying Annual Report of Management on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.
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
A company’s internal control over financial reporting is a process designed by, or under the supervision of, the company’s principal executive and principal financial officers, or persons performing similar functions, and effected by the company’s board of directors, management, and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles in the United States of America ("generally accepted accounting principles"). A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
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
In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of September 30, 2013, based on the criteria established in Internal Control—Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedules as of and for the year ended September 30, 2013 of the Company and our report dated November 20, 2013 expressed an unqualified opinion on those consolidated financial statements and financial statement schedules.
/s/ DELOITTE & TOUCHE LLP
Columbus, Ohio
November 20, 2013

THE SCOTTS MIRACLE-GRO COMPANY
Consolidated Statements of Operations
(In millions, except per share data)

	Year Ended September 30,
	2013	2012	2011
Net sales	$2,816.5	$2,826.1	$2,799.7
Cost of sales	1,831.9	1,864.4	1,769.0
Cost of sales—impairment, restructuring and other	2.2	—	18.3
Cost of sales—product registration and recall matters	—	0.4	3.2
Gross profit	982.4	961.3	1,009.2
Operating expenses:
Selling, general and administrative	661.1	705.7	686.3
Impairment, restructuring and other	18.1	7.1	37.6
Product registration and recall matters	—	7.8	11.4
Other income, net	(10.0)	(2.9)	(0.9)
Income from operations	313.2	243.6	274.8
Costs related to refinancing	—	—	1.2
Interest expense	59.2	61.8	51.0
Income from continuing operations before income taxes	254.0	181.8	222.6
Income tax expense from continuing operations	92.8	68.6	82.7
Income from continuing operations	161.2	113.2	139.9
Income (loss) from discontinued operations, net of tax	(0.1)	(6.7)	28.0
Net income	$161.1	$106.5	$167.9
Basic income per common share:
Income from continuing operations	$2.61	$1.86	$2.16
Income (loss) from discontinued operations	—	(0.11)	0.44
Basic net income per common share	$2.61	$1.75	$2.60
Diluted income per common share:
Income from continuing operations	$2.58	$1.82	$2.11
Income (loss) from discontinued operations	(0.01)	(0.11)	0.43
Diluted net income per common share	$2.57	$1.71	$2.54

See Notes to Consolidated Financial Statements.

THE SCOTTS MIRACLE-GRO COMPANY
Consolidated Statements of Comprehensive Income
(In millions)

	Year Ended September 30,
	2013	2012	2011
Net income	$161.1	$106.5	$167.9
Other comprehensive income (loss):
Net foreign currency translation adjustment	(5.2)	2.3	(10.1)
Net unrealized losses on derivative instruments, net of tax of $2.1, $6.2 and $3.0 for fiscal 2013, 2012 and 2011, respectively	(3.3)	(9.3)	(13.0)
Reclassification of net unrealized losses on derivatives to net income, net of tax of $5.4, $5.6 and $2.3 for fiscal 2013, 2012 and 2011, respectively	8.4	8.4	10.0
Net unrealized gains (losses) in pension and other post retirement benefits, net of tax of $2.4, $0.4 and $4.7 for fiscal 2013, 2012 and 2011, respectively	5.8	(14.3)	8.3
Reclassification of net pension and post-retirement benefit loss to net income, net of tax of $2.3, $2.2 and $2.2 for fiscal 2013, 2012 and 2011, respectively	3.8	3.6	3.9
Total other comprehensive income (loss)	9.5	(9.3)	(0.9)
Comprehensive income	$170.6	$97.2	$167.0

See Notes to Consolidated Financial Statements.

THE SCOTTS MIRACLE-GRO COMPANY
Consolidated Statements of Cash Flows
(In millions)

	Year Ended September 30,
	2013	2012	2011
OPERATING ACTIVITIES
Net income	$161.1	$106.5	$167.9
Adjustments to reconcile net income to net cash provided by operating activities:
Impairment, restructuring and other	16.2	5.3	31.8
Costs related to refinancing	—	—	1.2
Share-based compensation expense	10.3	12.5	16.0
Depreciation	54.9	51.5	50.3
Amortization	11.2	10.9	11.4
Deferred taxes	24.2	24.2	(11.3)
Loss (gain) on sale of long-lived assets	(2.1)	0.1	0.8
Gain on sale of business	—	—	(93.0)
Equity in net loss of unconsolidated affiliates	0.4	—	—
Changes in assets and liabilities, net of acquired businesses:
Accounts receivable	17.9	(6.9)	10.4
Inventories	89.0	(23.1)	(37.8)
Prepaid and other assets	0.3	17.3	(7.6)
Accounts payable	(5.2)	(6.9)	6.1
Other current liabilities	5.4	(15.9)	(76.5)
Restructuring reserves	(8.1)	(19.4)	29.1
Other non-current items	(32.6)	(9.0)	13.0
Other, net	(0.9)	6.3	10.3
Net cash provided by operating activities	342.0	153.4	122.1
INVESTING ACTIVITIES
Proceeds from sale of long-lived assets	3.6	0.7	0.2
Proceeds from sale of business, net of transaction costs	—	—	253.6
Investments in property, plant and equipment	(60.1)	(69.4)	(72.7)
Contingent consideration and related payments	—	—	(20.0)
Investment in unconsolidated affiliates	(4.5)	—	—
Investments in acquired businesses, net of cash acquired	(3.2)	(7.0)	(7.6)
Net cash (used in) provided by investing activities	(64.2)	(75.7)	153.5
FINANCING ACTIVITIES
Borrowings under revolving and bank lines of credit and term loans	1,474.8	1,684.0	1,610.1
Repayments under revolving and bank lines of credit and term loans	(1,682.1)	(1,694.6)	(1,632.1)
Proceeds from issuance of Senior Notes	—	—	200.0
Financing and issuance fees	—	—	(18.9)
Dividends paid	(87.8)	(75.4)	(67.9)
Purchase of common shares	—	(17.5)	(358.7)
Payments on sellers notes	(0.8)	—	(0.3)
Excess tax benefits from share-based payment arrangements	2.0	6.6	5.6
Cash received from exercise of stock options	13.3	17.6	31.5
Net cash used in financing activities	(280.6)	(79.3)	(230.7)
Effect of exchange rate changes on cash	0.7	2.6	(2.1)
Net (decrease) increase in cash and cash equivalents	(2.1)	1.0	42.8
Cash and cash equivalents at beginning of year	131.9	130.9	88.1
Cash and cash equivalents at end of year	$129.8	$131.9	$130.9
SUPPLEMENTAL CASH FLOW INFORMATION
Interest paid	$(56.6)	$(48.6)	$(44.5)
Income taxes paid	(44.0)	(79.6)	(115.1)

See Notes to Consolidated Financial Statements.

THE SCOTTS MIRACLE-GRO COMPANY
Consolidated Balance Sheets
(In millions, except stated value per share)

	September 30,
	2013	2012
ASSETS
Current assets:
Cash and cash equivalents	$129.8	$131.9
Accounts receivable, less allowances of $9.5 in 2013 and $10.5 in 2012	206.6	330.9
Accounts receivable pledged	106.7	—
Inventories	324.9	414.9
Prepaid and other current assets	113.0	122.3
Total current assets	881.0	1,000.0
Property, plant and equipment, net	422.3	427.4
Goodwill	315.1	309.4
Intangible assets, net	284.4	307.1
Other assets	34.4	30.5
Total assets	$1,937.2	$2,074.4
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current portion of debt	$92.4	$1.5
Accounts payable	137.7	152.3
Other current liabilities	279.7	279.8
Total current liabilities	509.8	433.6
Long-term debt	478.1	781.1
Other liabilities	238.8	257.8
Total liabilities	1,226.7	1,472.5
Commitments and contingencies (Notes 16, 17 and 18)
Shareholders’ equity:
Common shares and capital in excess of $.01 stated value per share; shares outstanding of 62.0 in 2013 and 61.3 in 2012	397.5	408.6
Retained earnings	703.4	630.2
Treasury shares, at cost; 6.1 shares in 2013 and 6.8 shares in 2012	(312.6)	(349.6)
Accumulated other comprehensive loss	(77.8)	(87.3)
Total shareholders’ equity	710.5	601.9
Total liabilities and shareholders’ equity	$1,937.2	$2,074.4

See Notes to Consolidated Financial Statements.

THE SCOTTS MIRACLE-GRO COMPANY
Consolidated Statements of Shareholders’ Equity
(In millions, except per share data)

	Common Shares		Capital in Excess of Stated Value	Retained Earnings	Treasury Shares		Accumulated Other Comprehensive Income (loss)
	Shares	Amount			Shares	Amount		Total
Balance at September 30, 2010	68.1	$0.3	$433.7	$499.6	1.8	$(92.0)	$(77.1)	$764.5
Net income				167.9				167.9
Other comprehensive loss							(0.9)	(0.9)
Share-based compensation			16.0					16.0
Dividends declared ($1.05 per share)				(68.3)				(68.3)
Treasury share purchases					6.9	(358.7)		(358.7)
Treasury share issuances			(24.3)		(1.2)	62.2		37.9
Other			1.4					1.4
Balance at September 30, 2011	68.1	0.3	426.8	599.2	7.5	(388.5)	(78.0)	559.8
Net income				106.5				106.5
Other comprehensive loss							(9.3)	(9.3)
Share-based compensation			12.5					12.5
Dividends declared ($1.225 per share)				(75.4)				(75.4)
Treasury share purchases					0.4	(17.5)		(17.5)
Treasury share issuances			(31.2)		(1.1)	56.4		25.2
Other			0.2	(0.1)				0.1
Balance at September 30, 2012	68.1	0.3	408.3	630.2	6.8	(349.6)	(87.3)	601.9
Net income				161.1				161.1
Other comprehensive income							9.5	9.5
Share-based compensation			10.3					10.3
Dividends declared ($1.4125 per share)				(87.8)				(87.8)
Treasury share issuances			(21.4)		(0.7)	37.0		15.6
Other				(0.1)				(0.1)
Balance at September 30, 2013	68.1	$0.3	$397.2	$703.4	6.1	$(312.6)	$(77.8)	$710.5

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
On February 28, 2011, the Company completed the sale of a significant majority of the assets of its Global Professional business (excluding the non-European professional seed business, “Global Pro”) to Israel Chemicals Ltd. (“ICL”). As a result of the then-pending sale, effective in the Company’s first quarter of fiscal 2011, the Company classified Global Pro as discontinued operations. In the fourth quarter of fiscal year 2012, the Company completed the wind down of the Company's professional seed business (“Pro Seed”). As a result, effective in its fourth quarter of fiscal 2012, the Company classified Pro Seed as a discontinued operation.
In fiscal 2012 and fiscal 2011 the Company incurred product registration and recall costs of $8.2 million and $14.6 million, respectively.  Fiscal 2012 and fiscal 2011 costs include reserves that were established in connection with the previously disclosed U.S. EPA and U.S. DOJ investigations into pesticide product registration issues, which, as previously disclosed in the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 2012, were settled in the fourth quarter of fiscal year 2012.  The Company does not expect to incur any additional costs related to these investigations.
Due to the nature of the consumer lawn and garden business, the majority of sales to customers occur in the Company’s second and third fiscal quarters. On a combined basis, net sales for the second and third quarters of the last three fiscal years represented in excess of 75% of annual net sales.
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
Scotts LawnService® promotes its service offerings primarily through direct mail campaigns. External costs associated with these campaigns that qualify as direct response advertising costs are deferred and recognized as advertising expense in proportion to revenues over a period not beyond the end of the subsequent calendar year. Costs that do not qualify as direct response advertising costs are expensed within the fiscal year incurred on a monthly basis in proportion to net sales. There were no costs deferred at September 30, 2013. The costs deferred at September 30, 2012 were $1.1 million.
Advertising expenses were $142.2 million in fiscal 2013, $168.9 million in fiscal 2012 and $140.7 million in fiscal 2011.
Research and Development
All costs associated with research and development are charged to expense as incurred. Expenses for fiscal 2013, fiscal 2012 and fiscal 2011 were $46.7 million, $50.8 million and $50.9 million, respectively, including product registration costs of $12.4 million, $14.0 million and $14.6 million, respectively.
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
Inventories
Inventories are stated at the lower of cost or market, principally determined by the first in, first out method of accounting. Inventories include the cost of raw materials, labor, manufacturing overhead and freight and in-bound handling costs incurred to pre-position goods in the Company’s warehouse network. The Company makes provisions for obsolete or slow-moving inventories as necessary to properly reflect inventory at the lower of cost or market value. Adjustments to reflect inventories at net realizable values were $19.7 million and $21.0 million at September 30, 2013 and 2012, respectively.
Long-lived Assets
Property, plant and equipment are stated at cost. Interest capitalized in property, plant and equipment amounted to $0.8 million, $0.9 million and $0.1 million during fiscal 2013, fiscal 2012 and fiscal 2011, respectively. Expenditures for maintenance and repairs are charged to expense as incurred. When properties are retired or otherwise disposed of, the cost of the asset and the related accumulated depreciation are removed from the accounts with the resulting gain or loss being reflected in income from operations.

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
The Company had noncash investing activities of $7.3 million, $17.3 million and $8.7 million respectively, representing unpaid liabilities incurred during fiscal 2013, fiscal 2012 and fiscal 2011 to acquire property, plant and equipment.
Internal Use Software
The costs of internal use software are expensed or capitalized depending on whether they are incurred in the preliminary project stage, application development stage or the post-implementation/operation stage. As of September 30, 2013 and September 30, 2012, the Company had $17.5 million and $18.6 million, respectively, in unamortized capitalized internal use computer software costs. Amortization of these costs was $7.3 million, $8.0 million and $9.0 million during fiscal 2013, fiscal 2012 and fiscal 2011, respectively.

THE SCOTTS MIRACLE-GRO COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Goodwill and Indefinite-lived Intangible Assets
Goodwill and indefinite-lived intangible assets are not subject to amortization. Goodwill and indefinite-lived intangible assets are reviewed for impairment by applying a fair-value based test on an annual basis, as of the first day of the Company’s fiscal fourth quarter, or more frequently if circumstances indicate impairment may have occurred. With respect to goodwill, the Company performs either a qualitative or quantitative evaluation for each of its reporting units. Factors considered in the qualitative test include reporting unit specific operating results as well as new events and circumstances impacting the operations of the reporting units. For the quantitative test, the Company assesses goodwill for impairment by comparing the carrying value of its reporting units to their respective fair values and reviewing the Company’s market value of invested capital. A reporting unit is defined as an operating segment or one level below an operating segment. The Company has identified six reporting units. The Company determines the fair value of its reporting units under the income-based approach utilizing discounted cash flows and incorporates assumptions it believes marketplace participants would utilize. The Company also uses a comparative market-based approach using market multiples and other factors to corroborate the discounted cash flow results used.
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
Translation of Foreign Currencies
The functional currency for each Scotts Miracle-Gro subsidiary is generally its local currency. Assets and liabilities of these subsidiaries are translated at the exchange rate in effect at each year-end. Income and expense accounts are translated at the average rate of exchange prevailing during the year. Translation gains and losses arising from the use of differing exchange rates from period to period are included in accumulated other comprehensive income (loss) within shareholders’ equity. Foreign currency transaction gains and losses are included in the determination of net income and classified as “Other (income) expense, net” in the Consolidated Statements of Operations.

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
The Company formally designates and documents instruments at inception that qualify for hedge accounting of underlying exposures in accordance with GAAP. The Company formally assesses, both at inception and at least quarterly, whether the financial instruments used in hedging transactions are effective at offsetting changes in cash flows of the related underlying exposure. Fluctuations in the value of these instruments generally are offset by changes in the cash flows of the underlying exposures being hedged. This offset is driven by the high degree of effectiveness between the exposure being hedged and the hedging instrument. GAAP requires all derivative instruments to be recognized as either assets or liabilities at fair value in the Consolidated Balance Sheets. The Company designates commodity hedges as cash flow hedges of forecasted purchases of commodities and interest rate swap agreements as cash flow hedges of interest payments on variable rate borrowings. Any ineffective portion of a change in the fair value of a qualifying instrument is immediately recognized in earnings. The amounts recorded in earnings related to ineffectiveness of derivative hedges for the years ended September 30, 2013, September 30, 2012 and September 30, 2011 were not significant.
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
Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income
In February 2013, the FASB issued an amendment to accounting guidance on the reporting of amounts reclassified out of accumulated other comprehensive income. The amended guidance requires presentation of reclassification adjustments from each component of accumulated other comprehensive income either in a single note or parenthetically on the face of the financial statements, for those amounts required to be reclassified into net income in their entirety in the same reporting period. For amounts that are not required to be reclassified in their entirety in the same reporting period, cross-reference to other disclosures is required. The provisions are effective for the Company's financial statements for the fiscal year beginning October 1, 2013. The Company elected to early adopt the amended guidance for the financial statements presented. The adoption of the amended guidance did not have a significant impact on the Company's financial statements and related disclosures.

THE SCOTTS MIRACLE-GRO COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 2.  DISCONTINUED OPERATIONS
Pro Seed
In the fourth quarter of fiscal year 2012, the Company completed the wind down of the Company's professional seed business. As a result, effective in its fourth quarter of fiscal 2012, the Company classified its results of operations for all periods presented to reflect the professional seed business as a discontinued operation. In 2013, the Company recorded a $0.1 million loss related to the wind-down of the professional seed business. The Company recorded restructuring and other charges of $0.1 million and $3.4 million in fiscal 2012 and fiscal 2011, respectively related to termination benefits provided to employees and other restructuring charges. The company also recorded a $0.5 million impairment charge related to the investment in Turf-Seed (Europe) Limited in fiscal 2012.
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
Pursuant to the terms of the indenture governing the Company’s 7.25% Senior Notes due 2018 and the indenture governing the Company’s 6.625% Senior Notes due 2020, the Company had a period of 360 days to apply an amount equal to the net proceeds received from the sale of Global Pro or any other asset sales to repay indebtedness, acquire equity interests in certain entities, make capital expenditures, acquire other assets useful in a related business and/or make investments in certain joint ventures. Any amount not so applied must be used to make an offer to repurchase the Senior Notes, provided that such repurchase offer may be deferred until such time as the unutilized net proceeds from the sale of Global Pro and any other asset sales exceed $50 million (at which time the entire unutilized net proceeds, and not just the amount in excess of $50 million, shall be applied to make such repurchase offer). As of September 30, 2013, the Company had applied all but approximately $45 million of the net proceeds from the sale of Global Pro to one or more of the uses permitted by the indentures. The Company has no unutilized net proceeds from any other asset sales.
The Company’s decision to exit the professional ornamental horticulture, turf and specialty agriculture markets and sell Global Pro was another step in its strategy to evolve its business portfolio to better leverage growth opportunities within its Global Consumer and Scotts LawnService® business segments.
In conjunction with the transaction, The Scotts Company LLC (“Scotts LLC”), a wholly owned subsidiary of Scotts Miracle-Gro, and ICL entered into several product supply agreements which are generally up to five years in duration, as well as various trademark and technology licensing agreements with varying durations. The purpose of these agreements is to allow each party to continue leveraging existing production capabilities and intellectual property to meet customer demand for their respective products. Scotts LLC estimates that it will supply ICL with approximately $30 million of product under these agreements, as well as purchase approximately $15 million of materials from ICL, each on an annualized basis.
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

THE SCOTTS MIRACLE-GRO COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table summarizes the results of Pro Seed and Global Pro as discontinued operations:

	Year Ended September 30,
	2013	2012	2011
	(In millions)
Net sales	$—	$26.7	$124.7
Operating costs	0.3	32.7	122.5
Impairment, restructuring and other	—	0.6	20.2
Gain on sale of Global Pro business	—	—	(93.0)
Global Pro sale related transaction costs	—	—	17.3
Other (income) expense, net	—	0.3	(1.0)
Interest expense	—	—	1.7
Income (loss) from discontinued operations before income taxes	(0.3)	(6.9)	57.0
Income tax expense (benefit) from discontinued operations	(0.2)	(0.2)	29.0
Income (loss) from discontinued operations	$(0.1)	$(6.7)	$28.0

NOTE 3.  IMPAIRMENT, RESTRUCTURING AND OTHER
The following table details impairment, restructuring and other and rolls forward the restructuring and other accrued in fiscal 2013, fiscal 2012 and fiscal 2011:

	Year Ended September 30,
	2013	2012	2011
	(In millions)
Restructuring and other	$4.4	$1.8	$27.4
Property, plant and equipment impairments	—	2.1	9.1
Goodwill and intangible asset impairments	15.9	3.2	19.4
Total impairment, restructuring and other	$20.3	$7.1	$55.9

	Year Ended September 30,
	2013	2012	2011
	(In millions)
Amounts reserved for restructuring and other at beginning of year	$10.2	$29.6	$0.5
Restructuring and other in continuing operations	9.1	1.8	27.4
Restructuring and other in discontinued operations	—	0.1	20.2
Payments and other	(8.2)	(21.3)	(18.5)
Amounts reserved for restructuring and other at end of year	$11.1	$10.2	$29.6

Included in the restructuring reserves as of September 30, 2013, is $3.1 million that is classified as long-term. Payments against the long-term reserves will be incurred as the employees covered by the 2011 restructuring plan retire. The remaining amounts reserved will be paid out over the course of fiscal 2014.

Fiscal 2013
During the first quarter of fiscal 2013, the Company recognized income of $4.7 million related to the reimbursement by a vendor for a portion of the costs incurred for the development and commercialization of products including the active ingredient MAT 28 for the Global Consumer segment. During the first quarter of 2013, the Company also recognized a $4.3 million asset impairment charge as a result of issues with the commercialization of an insect repellent technology for the Global Consumer segment. Also, as a result of the Company's annual impairment review performed in the fourth quarter of fiscal 2013, the Company recognized an impairment charge for a non-recurring fair value adjustment of $11.6 million within the Global Consumer segment related to the Ortho® brand and certain sub-brands of Ortho®. The fair value was calculated based upon the evaluation of the historical performance and future growth of the Ortho® business.

THE SCOTTS MIRACLE-GRO COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

During fiscal 2013, the Company recognized $9.1 million in restructuring costs related to termination benefits provided to international employees in relation to the profitability improvement initiative announced in December 2012, associated with the international restructuring plan to reduce headcount and streamline management decision making within the Global Consumer segment.

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

NOTE 4.  GOODWILL AND INTANGIBLE ASSETS, NET
The following table displays a rollforward of the carrying amount of goodwill by reportable segment, as well as Corporate & Other:

	Global Consumer	Scotts LawnService®	Corporate & Other	Total
	(In millions)
Goodwill	$244.6	$127.3	$24.6	$396.5
Accumulated impairment losses	(62.8)	—	(24.6)	(87.4)
Balance at September 30, 2011	181.8	127.3	—	309.1
Acquisitions, net of purchase price adjustments	0.3	—	—	0.3

Goodwill	$244.9	$127.3	$24.6	$396.8
Accumulated impairment losses	(62.8)	—	(24.6)	(87.4)
Balance at September 30, 2012	182.1	127.3	—	309.4
Acquisitions, net of purchase price adjustments	1.0	4.7	—	5.7

Goodwill	$245.9	$132.0	$—	$377.9
Accumulated impairment losses	(62.8)	—	—	(62.8)
Balance at September 30, 2013	$183.1	$132.0	$—	$315.1

THE SCOTTS MIRACLE-GRO COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table presents intangible assets, net:

	September 30, 2013			September 30, 2012
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
	(In millions)
Finite-lived intangible assets:
Technology	$61.8	$(53.8)	$8.0	$60.9	$(47.1)	$13.8
Customer accounts	81.2	(65.0)	16.2	82.6	(65.6)	17.0
Tradenames	47.0	(24.8)	22.2	47.0	(22.7)	24.3
Other	103.9	(88.2)	15.7	101.2	(81.5)	19.7
Total finite-lived intangible assets, net			62.1			74.8
Indefinite-lived tradenames			222.3			232.3
Total intangible assets, net			$284.4			$307.1

Fiscal 2013

During the first quarter of 2013, the Company recognized a $4.3 million asset impairment charge as a result of issues with the commercialization of an insect repellent technology for the Global Consumer segment. During the fourth quarter of fiscal 2013, the Company completed its annual impairment review and recognized an impairment charge for a non-recurring fair value adjustment of $11.6 million, which includes $11.1 million for indefinite-lived tradenames and $0.5 million for finite-lived tradenames, within the Global Consumer segment related to the Ortho® brand and certain sub-brands of Ortho®. The impact of the fair value adjustment was to reduce the carrying value of the indefinite-lived Ortho® brand and sub-brands from $137.1 million to $126.0 million. The impairment charge is discussed further in “NOTE 3. IMPAIRMENT, RESTRUCTURING AND OTHER CHARGES.” As a result of the annual impairment review, the Company also determined that no other charges for impairment of goodwill or intangible assets were required. The estimated fair value of each reporting unit was substantially in excess of its carrying value as of the annual test date. Each of the indefinite-lived tradenames had an estimated fair value substantially in excess of its carrying value as of the annual test date, with the exception of the Ortho® brand.

Fiscal 2012
The Company recognized a $3.2 million impairment charge related to an intangible asset associated with the active ingredient MAT 28. The impairment charge is discussed further in “NOTE 3. IMPAIRMENT, RESTRUCTURING AND OTHER CHARGES.”
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

Fiscal 2011
In connection with the Company’s annual impairment review, the Company recognized impairment charges related to the Wild Bird Food reporting unit of $16.8 million for intangible assets and $0.3 million for goodwill, based on their respective estimated fair values. The impairment charges are discussed further in “NOTE 3.  IMPAIRMENT, RESTRUCTURING AND OTHER CHARGES.”

THE SCOTTS MIRACLE-GRO COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Total amortization expense for the years ended September 30, 2013, 2012, and 2011 was $11.2 million, $10.9 million and $11.4 million, respectively. Amortization expense is estimated to be as follows for the years ending September 30 (in millions):

2014	$11.4
2015	9.7
2016	7.3
2017	5.1
2018	3.8

NOTE 5.  DETAIL OF CERTAIN FINANCIAL STATEMENT ACCOUNTS

The following is detail of certain financial statement accounts:

	September 30,
	2013	2012
	(In millions)
INVENTORIES:
Finished goods	$182.6	$224.6
Work-in-progress	42.7	48.3
Raw materials	99.6	142.0
	$324.9	$414.9
PREPAID AND OTHER ASSETS:
Deferred tax asset	$67.1	$76.5
Accounts receivable, non-trade	12.9	13.4
Other	33.0	32.4
	$113.0	$122.3

	September 30,
	2013	2012
	(In millions)
PROPERTY, PLANT AND EQUIPMENT, NET:
Land and improvements	$79.6	$74.4
Buildings	216.3	205.2
Machinery and equipment	508.7	462.9
Furniture and fixtures	39.7	45.1
Software	116.7	120.8
Aircraft	15.1	22.3
Construction in progress	19.6	39.3
	995.7	970.0
Less: accumulated depreciation	(573.4)	(542.6)
	$422.3	$427.4

THE SCOTTS MIRACLE-GRO COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	September 30,
	2013	2012
	(In millions)
OTHER CURRENT LIABILITIES:
Payroll and other compensation accruals	$66.6	$38.9
Advertising and promotional accruals	103.0	152.5
Other	110.1	88.4
	$279.7	$279.8
OTHER NON-CURRENT LIABILITIES:
Accrued pension and postretirement liabilities	$96.5	$118.5
Deferred tax liability	96.2	71.6
Other	46.1	67.7
	$238.8	$257.8

	September 30,
	2013	2012	2011
	(In millions)
ACCUMULATED OTHER COMPREHENSIVE LOSS:
Unrecognized loss on derivatives, net of tax of $7.1, $10.6 and $9.6	$(11.5)	$(16.6)	$(15.7)
Pension and other postretirement liabilities, net of tax of $31.4, $36.1 and $33.5	(58.0)	(67.6)	(56.9)
Foreign currency translation adjustment	(8.3)	(3.1)	(5.4)
	$(77.8)	$(87.3)	$(78.0)

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
In consideration for the rights granted to the Company under the Marketing Agreement for North America, the Company was required to pay a marketing fee of $32 million to Monsanto. The Company has deferred this amount on the basis that the payment will provide a future benefit through commissions that will be earned under the Marketing Agreement. The economic useful life over which the marketing fee is being amortized is 20 years, with a remaining amortization period of five years as of September 30, 2013.
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

THE SCOTTS MIRACLE-GRO COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Year Ended September 30
	2013	2012	2011
	(In millions)
Gross commission	$81.8	$81.3	$77.9
Contribution expenses	(20.0)	(20.0)	(20.0)
Amortization of marketing fee	(0.8)	(0.8)	(0.8)
Net commission income	61.0	60.5	57.1
Reimbursements associated with Marketing Agreement	62.0	79.6	63.7
Total net sales associated with Marketing Agreement	$123.0	$140.1	$120.8

The Marketing Agreement has no definite term except as it relates to the European Union countries (the “EU term”). The current EU term extends through September 30, 2015. Thereafter, the Marketing Agreement provides that the parties may agree to renew the EU term for an additional three years.
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
Under the Marketing Agreement, Monsanto must provide the Company with notice of any proposed sale of the consumer Roundup® business, allow the Company to participate in the sale process and negotiate in good faith with the Company with respect to any such proposed sale. In the event the Company acquires the consumer Roundup® business in such a sale, the Company would receive as a credit against the purchase price the amount of the termination fee that would have been paid to the Company if Monsanto had exercised its right to terminate the Marketing Agreement in connection with a sale to another party. If Monsanto decides to sell the consumer Roundup® business to another party, the Company must let Monsanto know whether the Company intends to terminate the Marketing Agreement and forfeit any right to a termination fee. For additional details regarding the Marketing Agreement, see “ITEM 1A. RISK FACTORS - If Monsanto were to terminate the Marketing Agreement for consumer Roundup® products, we would lose a substantial source of future earnings and overhead expense absorption” of this Annual Report on Form 10-K.

NOTE 7.  ACQUISITIONS
During fiscal 2013, 2012 and 2011, the Company completed several acquisition within its controls, growing media and Scotts LawnService® businesses that individually and in the aggregate were not significant. The aggregate purchase price of these acquisitions was $7.2 million, $6.7 million and $10.9 million in fiscal 2013, fiscal 2012 and fiscal 2011, respectively. The Consolidated Financial Statements include the results of operations from these business combinations from the date of each acquisition.
On October 14, 2013, the Company acquired substantially all of the assets of the Tomcat® consumer rodent control business from Bell Laboratories, Inc. located in Madison, Wisconsin for $60 million. The initial purchase price accounting for the Tomcat® acquisition will be provided during the first quarter of fiscal 2014.

NOTE 8.  RETIREMENT PLANS
The Company sponsors a defined contribution 401(k) plan for substantially all U.S. associates. The Company matches 150% of associates’ initial 4% contribution and 50% of their remaining contribution up to 6%. The Company recorded charges of $13.1 million, $12.9 million and $13.2 million under the plan in fiscal 2013, fiscal 2012 and fiscal 2011, respectively.
The Company sponsors two defined benefit plans for certain U.S. associates. Benefits under these plans have been frozen and closed to new associates since 1997. The benefits under the primary plan are based on years of service and the associates’ average final compensation or stated amounts. The Company’s funding policy, consistent with statutory requirements and tax

THE SCOTTS MIRACLE-GRO COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

considerations, is based on actuarial computations using the Projected Unit Credit method. The second frozen plan is a non-qualified supplemental pension plan. This plan provides for incremental pension payments so that total pension payments equal amounts that would have been payable from the Company’s pension plan if it were not for limitations imposed by the income tax regulations. In connection with the restructuring plan discussed in “NOTE 3.  IMPAIRMENT, RESTRUCTURING AND OTHER CHARGES,” the Company recognized a plan curtailment gain of $0.5 million in fiscal 2013 and charge of $0.2 million in fiscal 2012 for a change in the benefit obligations associated with these plans.
The Company sponsors defined benefit pension plans associated with its international businesses in the United Kingdom, Germany, France and the Netherlands. These plans generally cover all associates of the respective businesses, with retirement benefits primarily based on years of service and compensation levels. In fiscal 2013 the Company's remaining obligations were settled for the defined benefit pension plan associated with its Netherlands business. Two of the Company’s previously-sponsored international defined benefit plans were transferred to ICL in connection with the sale of Global Pro on February 28, 2011. On July 1, 2010, the Company froze its two U.K. defined benefit pension plans and transferred participants to an amended defined contribution plan. Under the frozen plans, participants are no longer credited for future service; however, future salary increases will continue to be factored into each participant’s final pension benefit.

THE SCOTTS MIRACLE-GRO COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following tables present information about benefit obligations, plan assets, annual expense, assumptions and other information about the Company’s defined benefit pension plans. The defined benefit plans are valued using a September 30 measurement date.

	U.S. Defined Benefit Plans		International Defined Benefit Plans
	2013	2012	2013	2012
	(In millions)
Change in projected benefit obligation
Benefit obligation at beginning of year	$118.8	$109.6	$188.0	$159.6
Service cost	—	—	1.2	1.1
Interest cost	3.9	4.6	7.8	8.6
Actuarial (gain) loss	(8.8)	11.5	4.5	22.2
Benefits paid	(7.2)	(7.1)	(6.1)	(6.6)
Curtailment loss (gain)	—	0.2	(0.8)	—
Settlement (gain)	—	—	(4.6)	—
Other	—	—	(1.3)	(0.9)
Foreign currency translation	—	—	2.0	4.0
Projected benefit obligation at end of year	$106.7	$118.8	$190.7	$188.0
Accumulated benefit obligation at end of year	$106.7	$118.8	$184.8	$179.9
Change in plan assets
Fair value of plan assets at beginning of year	$85.3	$74.3	$139.8	$118.2
Actual return on plan assets	3.4	13.0	12.1	15.3
Employer contribution	2.8	5.1	8.2	9.3
Benefits paid	(7.2)	(7.1)	(6.1)	(6.6)
Settlement	—	—	(4.6)	—
Foreign currency translation	—	—	0.7	4.3
Other	—	—	(1.3)	(0.7)
Fair value of plan assets at end of year	$84.3	$85.3	$148.8	$139.8
Underfunded status at end of year	$(22.4)	$(33.5)	$(41.9)	$(48.2)
Information for pension plans with an accumulated benefit obligation in excess of plan assets
Projected benefit obligation	$106.7	$118.8	$190.7	$188.0
Accumulated benefit obligation	106.7	118.8	184.8	179.9
Fair value of plan assets	84.3	85.3	148.8	139.8
Amounts recognized in the Consolidated Balance Sheets consist of:
Current liabilities	$(0.2)	$(0.2)	$(1.0)	$(0.9)
Noncurrent liabilities	(22.2)	(33.4)	(40.9)	(47.3)
Total amount accrued	$(22.4)	$(33.6)	$(41.9)	$(48.2)
Amounts recognized in accumulated other comprehensive loss consist of:
Actuarial loss	$36.9	$48.8	$56.1	$55.5
Prior service cost	—	—	0.4	0.5
Net amount recognized	$36.9	$48.8	$56.5	$56.0

THE SCOTTS MIRACLE-GRO COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	U.S. Defined Benefit Plans		International Defined Benefit Plans
	2013	2012	2013	2012
	(In millions, except percentage figures)
Total change in other comprehensive loss attributable to:
Pension benefit gain (loss) during the period	$7.1	$(5.1)	$(0.3)	$(14.8)
Reclassification of pension benefit losses to net income	4.8	5.1	1.2	0.8
Curtailment gain during the period	—	—	(1.0)	—
Foreign currency translation	—	—	(0.4)	(1.6)
Total change in other comprehensive loss	$11.9	$—	$(0.5)	$(15.6)
Amounts in accumulated other comprehensive loss expected to be recognized as components of net periodic benefit cost in fiscal 2014 are as follows:
Actuarial loss	$3.6		$1.3
Prior service cost	—		—
Amount to be amortized into net periodic benefit cost	$3.6		$1.3
Weighted average assumptions used in development of projected benefit obligation
Discount rate	4.32%	3.39%	4.32%	4.45%
Rate of compensation increase	n/a	n/a	3.74%	3.40%

	U.S. Defined Benefit Plans			International Defined Benefit Plans
	2013	2012	2011	2013	2012	2011
	(In millions, except percentage figures)
Components of net periodic benefit cost
Service cost	$—	$—	$—	$1.2	$1.1	$1.3
Interest cost	3.8	4.6	4.8	7.8	8.6	8.9
Expected return on plan assets	(5.2)	(5.5)	(5.1)	(8.7)	(8.4)	(8.4)
Net amortization	4.8	5.1	4.9	1.2	0.8	1.2
Net periodic benefit cost	3.4	4.2	4.6	1.5	2.1	3.0
Curtailment loss (gain)	—	0.2	1.1	(0.5)	—	—
Settlement	—	—	—	(0.5)	—	—
Contractual termination benefits	—	—	—	—	0.3	—
Total benefit cost	$3.4	$4.4	$5.7	$0.5	$2.4	$3.0
Weighted average assumptions used in development of net periodic benefit cost
Discount rate	3.39%	4.29%	4.66%	4.45%	5.46%	5.01%
Expected return on plan assets	6.25%	7.50%	7.50%	6.52%	7.00%	7.00%
Rate of compensation increase	n/a	n/a	n/a	3.4%	3.5%	3.5%

THE SCOTTS MIRACLE-GRO COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	U.S. Defined Benefit Plans	International Defined Benefit Plans
	(In millions, except percentage figures)
Other information:
Plan asset allocations:
Target for September 30, 2014:
Equity securities	33%	49%
Debt securities	67%	49%
Cash and cash equivalents	—%	—%
Insurance Contracts	—%	2%
September 30, 2013:
Equity securities	33%	47%
Debt securities	66%	44%
Cash and cash equivalents	1%	—%
Insurance Contracts	—%	9%
September 30, 2012:
Equity securities	36%	54%
Debt securities	61%	41%
Cash and cash equivalents	3%	—%
Insurance Contracts	—%	5%
Expected company contributions in fiscal 2014	$3.9	$7.3
Expected future benefit payments:
2014	$7.1	$6.2
2015	7.1	6.5
2016	7.2	6.6
2017	7.2	7.0
2018	7.3	7.3
2019 – 2023	36.1	43.0

THE SCOTTS MIRACLE-GRO COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following tables set forth the fair value of the Company’s pension plan assets, segregated by level within the fair value hierarchy:

	September 30, 2013
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Unobservable Inputs (Level 3)	Total
	(In millions)
U.S. Defined Benefit Plan Assets
Cash and cash equivalents	$1.5	$—	$—	$1.5
Mutual funds—equities	—	27.5	—	27.5
Mutual funds—fixed income	—	55.3	—	55.3
Total	$1.5	$82.8	$—	$84.3
International Defined Benefit Plan Assets
Cash and cash equivalents	$1.6	$—	$—	$1.6
Insurance contracts	—	3.3	—	3.3
Mutual funds—equities	—	73.9	—	73.9
Mutual funds—fixed income	—	70.0	—	70.0
Total	$1.6	$147.2	$—	$148.8

	September 30, 2012
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Unobservable Inputs (Level 3)	Total
	(In millions)
U.S. Defined Benefit Plan Assets
Cash and cash equivalents	$2.3	$—	$—	$2.3
Mutual funds—equities	30.8	—	—	30.8
Mutual funds—fixed income	52.2	—	—	52.2
Total	$85.3	$—	$—	$85.3
International Defined Benefit Plan Assets
Cash and cash equivalents	$1.0	$—	$—	$1.0
Insurance contracts	—	3.4	4.4	7.8
Mutual funds—equities	—	73.2	—	73.2
Mutual funds—fixed income	—	57.9	—	57.9
Total	$1.0	$134.5	$4.4	$139.9

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

THE SCOTTS MIRACLE-GRO COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The table below sets forth a summary of changes in the fair value of the Company’s level 3 pension plan assets:

Level 3 Assets Insurance contracts
(In millions)
Balance, September 30, 2011	$3.7
Realized gain on plan assets	1.0
Unrealized gain on plan assets	—
Foreign currency translation	(0.1)
Purchases, sales, issuances and settlements (net)	(0.2)
Balance, September 30, 2012	4.4
Realized gain on plan assets	0.3
Unrealized gain on plan assets	—
Foreign currency translation	—
Purchases, sales, issuances and settlements (net)	(4.7)
Balance, September 30, 2013	$—

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

NOTE 9.  ASSOCIATE MEDICAL BENEFITS
The Company provides comprehensive major medical benefits to certain of its retired associates and their dependents. Substantially all of the Company’s domestic associates who were hired before January 1, 1998 become eligible for these benefits if they retire at age 55 or older with more than 10 years of service. The retiree medical plan requires certain minimum contributions from retired associates and includes provisions to limit the overall cost increases the Company is required to cover. The Company funds its portion of retiree medical benefits on a pay-as-you-go basis.
The following table sets forth information about the retiree medical plan for domestic associates. The retiree medical plan is valued using a September 30 measurement date.

THE SCOTTS MIRACLE-GRO COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	2013	2012
	(In millions, except percentage figures)
Change in Accumulated Plan Benefit Obligation (APBO)
Benefit obligation at beginning of year	$36.3	$34.4
Service cost	0.5	0.5
Interest cost	1.3	1.6
Plan participants’ contributions	1.1	1.0
Actuarial (loss) gain	(4.4)	1.5
Early retirement reinsurance program receipts	—	0.2
Benefits paid (net of federal subsidy of $0.3 and $0.3)	(3.2)	(2.9)
Benefit obligation at end of year	$31.6	$36.3
Change in plan assets
Fair value of plan assets at beginning of year	$—	$—
Employer contribution	2.4	2.0
Plan participants’ contributions	1.1	1.0
Gross benefits paid	(3.5)	(3.0)
Fair value of plan assets at end of year	—	—
Unfunded status at end of year	$(31.6)	$(36.3)
Amounts recognized in the Consolidated Balance Sheets consist of:
Current liabilities	$(2.4)	$(2.5)
Noncurrent liabilities	(29.2)	(33.8)
Total amount accrued	$(31.6)	$(36.3)
Amounts recognized in accumulated other comprehensive loss consist of:
Actuarial loss	$0.4	$3.4
Total change in other comprehensive loss attributable to:
Benefit (gain) loss during the period	$(4.3)	$1.6
Net (gain) loss amortized during the year	(0.2)	0.1
Total change in other comprehensive (gain) loss	$(4.5)	$1.7

Discount rate used in development of APBO	4.54%	3.66%

	2013	2012	2011
Components of net periodic benefit cost
Service cost	$0.5	$0.6	$0.5
Interest cost	1.3	1.6	1.6
Curtailment loss	—	—	1.1
Amortization of actuarial loss	0.1	—	—
Total postretirement benefit cost	$1.9	$2.2	$3.2
Discount rate used in development of net periodic benefit cost	3.66%	4.66%	4.91%
The estimated actuarial gain that will be amortized from accumulated loss into net periodic benefit cost over the next fiscal year is immaterial. In connection with the restructuring plan discussed in “NOTE 3.  IMPAIRMENT, RESTRUCTURING AND OTHER CHARGES,” the Company recognized a plan curtailment charge of $1.1 million in fiscal 2011 for an increase in the benefit obligation associated with its retiree medical plan.
On December 8, 2003, the Medicare Prescription Drug, Improvement and Modernization Act (the “Act”) became law. The Act provides for a federal subsidy to sponsors of retiree health care benefit plans that provide a prescription drug benefit that is at least actuarially equivalent to the benefit established by the Act. The APBO at September 30, 2013, has been reduced by a deferred actuarial gain in the amount of $0.3 million to reflect the effect of the subsidy related to benefits attributed to past service.

THE SCOTTS MIRACLE-GRO COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The amortization of the actuarial gain and reduction of service and interest costs served to reduce net periodic post retirement benefit cost for fiscal 2013, fiscal 2012 and fiscal 2011 by $0.3 million, $0.2 million and $1.1 million, respectively.
For measurement as of September 30, 2013, management has assumed that health care costs will increase at an annual rate of 7.00% in fiscal 2013, decreasing 0.25% per year to an ultimate trend of 5.00% in 2021. A 1% increase in health cost trend rate assumptions would increase the APBO by $1.4 million as of September 30, 2013. A 1% decrease in health cost trend rate assumptions would decrease the APBO by $1.3 million as of September 30, 2013. A 1% increase or decrease in the same rate would not have a material effect on service or interest costs.
The following benefit payments under the plan are expected to be paid by the Company and the retirees for the fiscal years indicated:

	Gross Benefit Payments	Retiree Contributions	Medicare Part D Subsidy	Net Company Payments
	(In millions)
2014	$4.0	$(1.2)	$(0.4)	$2.4
2015	4.2	(1.4)	(0.4)	2.4
2016	4.4	(1.6)	(0.4)	2.4
2017	4.6	(1.8)	(0.5)	2.3
2018	4.8	(2.0)	(0.5)	2.3
2019 – 2023	27.3	(13.6)	(3.0)	10.7

The Company also provides comprehensive major medical benefits to its associates. The Company is self-insured for certain health benefits up to $0.5 million per occurrence per individual. The cost of such benefits is recognized as expense in the period the claim is incurred. This cost was $35.1 million, $28.7 million and $27.9 million in fiscal 2013, fiscal 2012 and fiscal 2011, respectively.

NOTE 10. DEBT
The components of long-term debt are as follows:

	September 30,
	2013	2012
	(In millions)

Credit Facilities - Revolving loans	$73.0	$377.1
Senior Notes – 7.25%	200.0	200.0
Senior Notes – 6.625%	200.0	200.0
Master Accounts Receivable Purchase Agreement	85.3	—
Other	12.2	5.5
	570.5	782.6
Less current portions	92.4	1.5
Long term debt	$478.1	$781.1

The Company’s debt matures as follows for each of the next five fiscal years and thereafter (in millions):

2014	$92.4
2015	1.9
2016	74.2
2017	0.5
2018	200.5
Thereafter	201.0
$570.5

THE SCOTTS MIRACLE-GRO COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Credit Facilities

Scotts Miracle-Gro and certain of its subsidiaries are parties to an amended and restated senior secured credit facility, providing for revolving loans in the aggregate principal amount of up to $1.7 billion over a five-year term. Borrowings may be made in various currencies including U.S. dollars, Euros, British pounds, Australian dollars and Canadian dollars. Under this credit facility, the Company may request up to an additional $450 million in revolving and/or term commitments, subject to certain specified conditions, including approval from the Company’s lenders.
The terms of the credit facility provide for customary representations and warranties and affirmative covenants. The credit facility also contains customary negative covenants setting forth limitations, subject to negotiated carve-outs on liens; contingent obligations; fundamental changes; acquisitions, investments, loans and advances; indebtedness; restrictions on subsidiary distributions; transactions with affiliates and officers; sales of assets; sale and leaseback transactions; changing the Company’s fiscal year end; modifications of certain debt instruments; negative pledge clauses; entering into new lines of business; and restricted payments, which were limited to an aggregate of $125 million annually through fiscal 2013 and $150 million annually beginning in fiscal 2014 if the Company's leverage ratio, after giving effect to any such annual dividend payment, exceeds 2.50. The credit facility is secured by collateral that includes the capital stock of specified subsidiaries of Scotts Miracle-Gro, substantially all domestic accounts receivable (exclusive of any “sold” receivables), inventory and equipment. The credit facility is guaranteed by substantially all of Scotts Miracle-Gro’s domestic subsidiaries, which have a carrying value of $1.5 billion.
Loans made under the credit facility bear interest, at the Company’s election, at a rate per annum equal to either the ABR or LIBOR rate, (both as defined) plus an applicable margin. Amounts outstanding under the credit facility at September 30, 2013 were at interest rates based on LIBOR applicable to the borrowed currencies plus 200 basis points. Under the credit facility, the Company has the ability to obtain letters of credit up to $75 million outstanding. At September 30, 2013, the Company had letters of credit in the aggregate face amount of $23.3 million outstanding on the credit facility, and $1.6 billion of availability under its credit facility.
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
Senior Notes- 6.625%
On December 16, 2010, Scotts Miracle-Gro issued $200 million aggregate principal amount of 6.625% Senior Notes due 2020 (the “6.625%” Senior Notes”) in a private placement exempt from the registration requirements under the Securities Act of 1933, as amended. The net proceeds of the offering were used to repay outstanding borrowings under the Company’s then existing credit facilities and for general corporate purposes. The 6.625% Senior Notes represent general unsecured senior obligations of Scotts Miracle-Gro and rank equal in right of payment with the Company’s existing and future unsecured senior debt, including, without limitation, the 7.25% Senior Notes. The 6.625% Senior Notes have interest payment dates of June 15 and December 15 of each year, which began on June 15, 2011, and may be redeemed prior to maturity at applicable redemption premiums. The 6.625% Senior Notes contain usual and customary incurrence-based covenants, as well as other usual and customary covenants, substantially similar to those contained in the 7.25% Senior Notes. The 6.625% Senior Notes mature on December 15, 2020. Substantially all of Scotts Miracle-Gro’s domestic subsidiaries serve as guarantors of the 6.625% Senior Notes.
The Company was in compliance with the terms of all debt covenants at September 30, 2013. The credit facility contains, among other obligations, an affirmative covenant regarding the Company’s leverage ratio, calculated as average total indebtedness, as described in the Company’s credit facility, relative to the Company’s EBITDA, as adjusted pursuant to the terms of the credit facility (“Adjusted EBITDA”). Under the terms of the credit facility, the maximum leverage ratio was 3.50 as of September 30, 2013. The Company’s leverage ratio was 2.05 at September 30, 2013. The Company’s credit facility also includes an affirmative

THE SCOTTS MIRACLE-GRO COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

covenant regarding its interest coverage ratio. Interest coverage ratio is calculated as Adjusted EBITDA divided by interest expense, as described in the credit facility, and excludes costs related to refinancings. Under the terms of the credit facility, the minimum interest coverage ratio was 3.50 for the year ended September 30, 2013. The Company’s interest coverage ratio was 6.59 for the year ended September 30, 2013. The weighted average interest rates on average debt were 6.2% and 6.0% for fiscal 2013 and fiscal 2012, respectively.
Interest Rate Swap Agreements
At September 30, 2013, the Company had outstanding interest rate swap agreements with major financial institutions that effectively converted the LIBOR index portion of variable-rate debt denominated in U.S. dollars to a fixed rate. The swap agreements had a total U.S. dollar notional amount of $1,100 million at September 30, 2013. Interest payments made between the effective date and expiration date are hedged by the swap agreements, except as noted below. The notional amount, effective date, expiration date and rate of each of these swap agreements are shown in the table below.

Notional Amount (in millions)		Effective Date (a)	Expiration Date	Fixed Rate
$50		2/14/2012	2/14/2016	3.78%
150	(b)	2/7/2012	5/7/2016	2.42%
150	(c)	11/16/2009	5/16/2016	3.26%
50	(b)	2/16/2010	5/16/2016	3.05%
100	(b)	2/21/2012	5/23/2016	2.40%
150	(c)	12/20/2011	6/20/2016	2.61%
50	(d)	12/6/2012	9/6/2017	2.96%
150	(b)	2/7/2017	5/7/2019	2.12%
50	(b)	2/7/2017	5/7/2019	2.25%
200	(c)	12/20/2016	6/20/2019	2.12%

(a)	The effective date refers to the date on which interest payments were, or will be, first hedged by the applicable swap agreement.

(b)	Interest payments made during the three-month period of each year that begins with the month and day of the effective date are hedged by the swap agreement.

(c)	Interest payments made during the six-month period of each year that begins with the month and day of the effective date are hedged by the swap agreement.

(d)	Interest payments made during the nine-month period of each year that begins with the month and day of the effective date are hedged by the swap agreement.

Master Accounts Receivable Purchase Agreement
The Company maintains a Master Accounts Receivable Purchase Agreement (“MARP Agreement”), which is uncommitted and provides for the discretionary sale by the Company, and the discretionary purchase by the banks, on a revolving basis, of accounts receivable generated by sales to three specified account debtors in an aggregate amount not to exceed $400 million. On October 25, 2013, the Company signed an amendment to the existing MARP Agreement which extended the termination date to August 29, 2014, or such later date as may be mutually agreed by the Company and the banks party thereto. Under the amended terms of the MARP Agreement, the banks have the opportunity to purchase those accounts receivable offered by the Company at a discount (from the agreed base value thereof) effectively equal to the one-week LIBOR plus 0.75%.
The Company accounts for the sale of receivables under its MARP Agreement as short-term debt and continues to carry the receivables on its Consolidated Balance Sheet, primarily as a result of the Company’s right to repurchase receivables sold. There were $85.3 million of short-term borrowings as of September 30, 2013 and no short-term borrowings as of September 30, 2012 under the MARP Agreement. The carrying value of the receivables pledged as collateral was $106.7 million as of September 30, 2013.

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
7.25% Senior Notes
The fair value of the 7.25% Senior Notes can be determined based on the trading value of the 7.25% Senior Notes in the open market. The difference between the carrying value and the fair value of the 7.25% Senior Notes represents the premium or discount on that date. The fair value measurement for the 7.25% Senior Notes was classified in Level 1 of the fair value hierarchy.
6.625% Senior Notes
The fair value of the 6.625% Senior Notes can be determined based on the trading value of the 6.625% Senior Notes in the open market. The difference between the carrying value and the fair value of the 6.625% Senior Notes represents the premium or discount on that date. The fair value measurement for the 6.625% Senior Notes was classified in Level 1 of the fair value hierarchy.
Accounts Receivable Pledged
The interest rate on the short-term debt associated with accounts receivable pledged under the MARP Agreement fluctuates with the applicable LIBOR rate, and thus the carrying value is a reasonable estimate of fair value. The fair value measurement for the MARP agreement was classified in Level 2 of the fair value hierarchy.

The estimated fair values of the Company’s debt instruments are as follows:

	Year Ended September 30,
	2013		2012
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(In millions)
Revolving loans	$73.0	$73.0	$377.1	$377.1
Senior Notes – 7.25%	200.0	209.5	200.0	212.0
Senior Notes – 6.625%	200.0	213.5	200.0	217.5
Master Accounts Receivable Purchase Agreement	85.3	85.3	—	—
Other	12.2	12.2	5.5	5.5

NOTE 11.  SHAREHOLDERS’ EQUITY
Authorized and issued capital shares consisted of the following:

September 30,
	2013	2012
(In millions)
Preferred shares, no par value:
Authorized	0.2 shares	0.2 shares
Issued	0.0 shares	0.0 shares
Common shares, no par value, $.01 stated value per share
Authorized	100.0 shares	100.0 shares
Issued	68.1 shares	68.1 shares

THE SCOTTS MIRACLE-GRO COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

In fiscal 1995, The Scotts Company merged with Stern’s Miracle-Gro Products, Inc. (“Miracle-Gro”). At September 30, 2013, the former shareholders of Miracle-Gro, including Hagedorn Partnership L.P., owned approximately 27% of Scotts Miracle-Gro’s outstanding common shares and, thus, have the ability to significantly influence the election of directors and other actions requiring the approval of Scotts Miracle-Gro’s shareholders.
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
In August 2010, the Scotts Miracle-Gro Board of Directors authorized the repurchase of up to $500 million of Scotts Miracle-Gro’s common shares (the “Common Shares”) over a four-year period through September 30, 2014. On May 4, 2011, the Scotts Miracle-Gro Board of Directors authorized the repurchase of up to an additional $200 million of the Common Shares, resulting in authority to repurchase up to a total of $700 million of the Common Shares through September 30, 2014. The authorization provides the Company with flexibility to purchase the Common Shares from time to time in open market purchases or through privately negotiated transactions. All or part of the repurchases may be made under Rule 10b5-1 plans, which the Company may enter from time to time and which enable the repurchases to occur on a more regular basis, or pursuant to accelerated share repurchases. The share repurchase authorization, which expires September 30, 2014, may be suspended or discontinued at any time, and there can be no guarantee as to the timing or amount of any repurchases. Since the inception of this program in the fourth quarter of fiscal 2010 through September 30, 2013, Scotts Miracle-Gro has repurchased approximately 7.8 million Common Shares for $401.2 million to be held in treasury. Common Shares held in treasury totaling 0.7 million and 1.1 million were reissued in support of share-based compensation awards and employee purchases under the employee stock purchase plan during fiscal 2013 and fiscal 2012, respectively.
Share-Based Awards
Scotts Miracle-Gro grants share-based awards annually to officers, certain other employees of the Company and non-employee directors of Scotts Miracle-Gro. The share-based awards have consisted of stock options, restricted stock, restricted stock units, deferred stock units and performance-based awards. Stock appreciation rights (“SARs”) have been granted, though not in recent years. SARs result in less dilution than stock options as the SAR holder receives a net share settlement upon exercise. All of these share-based awards have been made under plans approved by the shareholders. Generally, employee share-based awards provide for three-year cliff vesting. Vesting for non-employee director awards varies based on the length of service and age of each director at the time of the award. Vesting of performance-based awards are dependent on service and achievement of specified performance targets. Share-based awards are forfeited if a holder terminates employment or service with the Company prior to the vesting date. The Company estimates that 15% of its share-based awards will be forfeited based on an analysis of historical trends. This assumption is re-evaluated on an annual basis and adjusted as appropriate. Stock options and SAR awards have exercise prices equal to the market price of the underlying common shares on the date of grant with a term of 10 years. If available, Scotts Miracle-Gro will typically use treasury shares, or if not available, newly-issued Common Shares, in satisfaction of its share-based awards.
A maximum of 23 million Common Shares are available for issuance under share-based award plans. At September 30, 2013, approximately 3.3 million Common Shares were not subject to outstanding awards and were available to underlie the grant of new share-based awards.

THE SCOTTS MIRACLE-GRO COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following is a recap of the share-based awards granted during the periods indicated:

	Year Ended September 30,
	2013	2012	2011
Employees
Options	—	464,061	429,700
Restricted stock units	178,030	107,373	65,939
Performance units	178,321	110,079	53,874
Board of Directors
Deferred stock units	33,253	30,943	30,296
Total share-based awards	389,604	712,456	579,809
Aggregate fair value at grant dates (in millions)	$17.5	$17.4	$13.8

Total share-based compensation was as follows for the periods indicated:

	Year Ended September 30,
	2013	2012	2011
	(In millions)
Share-based compensation	$10.3	$12.5	$16.0
Tax benefit recognized	3.9	4.8	6.2

As of September 30, 2013, total unrecognized compensation cost related to non-vested share-based awards amounted to $10.7 million. This cost is expected to be recognized over a weighted-average period of 1.9 years. The tax benefit realized from the tax deductions associated with the exercise of share-based awards and the vesting of restricted stock totaled $4.5 million for fiscal 2013.
Stock Options/SARs
Aggregate stock option and SARs activity consisted of the following for the year ended September 30, 2013 (options/SARs in millions):

	No. of Options/SARs	WTD. Avg. Exercise Price
Beginning balance	3.3	$37.28
Granted	—	—
Exercised	(0.5)	31.88
Forfeited	(0.1)	49.50
Ending balance	2.7	37.60
Exercisable	2.0	33.53

THE SCOTTS MIRACLE-GRO COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

At September 30, 2013, the Company expects 0.7 million stock options (after forfeitures), with a weighted-average exercise price of $49.57, intrinsic value of $3.7 million and average remaining term of 7.8 years, to vest in the future. The following summarizes certain information pertaining to stock option and SAR awards outstanding and exercisable at September 30, 2013 (options/SARs in millions):

	Awards Outstanding			Awards Exercisable
Range of Exercise Price	No. of Options/ SARs	WTD. Avg. Remaining Life	WTD. Avg. Exercise Price	No. of Options/ SARS	WTD. Avg. Remaining Life	WTD. Avg. Exercise Price
$20.12 – $21.65	0.3	5.01	$21.65	0.3	5.01	$21.65
$24.45 – $28.72	0.2	0.21	24.72	0.2	0.21	24.72
$29.01 – $31.62	0.3	1.33	29.16	0.3	1.33	29.16
$33.25 – $37.48	0.3	2.05	35.80	0.3	2.05	35.80
$37.89 – $38.90	0.6	3.59	38.56	0.6	3.59	38.56
$40.81 – $51.73	1.0	7.05	47.32	0.3	5.14	42.55
	2.7	4.38	$37.60	2.0	3.20	$33.53

The intrinsic value of the stock option and SAR awards outstanding and exercisable at September 30 were as follows (in millions):

2013
Outstanding	$47.2
Exercisable	43.4

The grant date fair value of stock option awards are estimated using a binomial model and the assumptions in the following table. Expected market price volatility is based on implied volatilities from traded options on Scotts Miracle-Gro’s common shares and historical volatility specific to the common shares. Historical data, including demographic factors impacting historical exercise behavior, is used to estimate stock option exercises and employee terminations within the valuation model. The risk-free rate for periods within the contractual life (normally ten years) of the stock option is based on the U.S. Treasury yield curve in effect at the time of grant. The expected life of stock options is based on historical experience and expectations for grants outstanding. No stock options awards were granted in fiscal 2013. The weighted average assumptions for awards granted in fiscal 2012 and 2011 are as follows:

	Year Ended September 30,
	2012	2011
Expected market price volatility	33.2%	31.9%
Risk-free interest rates	1.2%	2.4%
Expected dividend yield	2.5%	1.9%
Expected life of stock options in years	5.96	5.97
Estimated weighted-average fair value per stock option	11.50	14.06

The total intrinsic value of stock options exercised was $8.1 million, $23.9 million and $22.4 million during fiscal 2013, fiscal 2012 and fiscal 2011, respectively. Cash received from the exercise of stock options for fiscal 2013 and fiscal 2012 was $13.3 million and $17.6 million, respectively.

THE SCOTTS MIRACLE-GRO COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Restricted share-based awards
Restricted share-based award activity (including restricted stock, restricted stock units and deferred stock units) was as follows:

	No. of Shares	WTD. Avg. Grant Date Fair Value per Share
Awards outstanding at September 30, 2010	840,426	$33.52
Granted	96,235	51.99
Vested	(136,355)	38.44
Forfeited	(103,400)	32.76
Awards outstanding at September 30, 2011	696,906	35.22
Granted	138,316	47.53
Vested	(301,132)	22.25
Forfeited	(36,891)	45.28
Awards outstanding at September 30, 2012	497,199	45.75
Granted	211,283	44.80
Vested	(251,855)	40.87
Forfeited	(46,976)	53.54
Awards outstanding at September 30, 2013	409,651	47.36

The total fair value of restricted stock units vested was $10.3 million, $3.1 million and $0.6 million during fiscal 2013, fiscal 2012 and fiscal 2011, respectively. The total fair value of restricted stock vested was $3.6 million and $4.6 million during fiscal 2012 and fiscal 2011, respectively. The Company has no outstanding restricted stock as of September 30, 2012.
Performance-based awards
Performance-based award activity was as follows:

	No. of Units	WTD. Avg. Grant Date Fair Value per Unit
Awards outstanding at September 30, 2010	24,200	$29.85
Granted	53,874	51.91
Vested	(35,774)	32.57
Forfeited	—	—
Awards outstanding at September 30, 2011	42,300	51.73
Granted	114,279	47.63
Vested	—	—
Forfeited	(2,670)	47.66
Awards outstanding at September 30, 2012	153,909	45.48
Granted	178,321	45.06
Vested	—	—
Forfeited	(70,313)	46.62
Awards outstanding at September 30, 2013	261,917	46.81

NOTE 12.  EARNINGS PER COMMON SHARE
Basic earnings per common share are computed by dividing income from continuing operations, income from discontinued operations or net income by the weighted average number of common shares outstanding. Diluted earnings per common share are computed by dividing income from continuing operations, income from discontinued operations or net income by the weighted average number of common shares outstanding plus all potentially dilutive securities. Stock options with exercise prices greater than the average market price of the underlying common shares are excluded from the computation of diluted earnings per common share because they are out-of-the-money and the effect of their inclusion would be anti-dilutive. The number of common shares

THE SCOTTS MIRACLE-GRO COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

covered by out-of-the-money stock options was 0.8 million, 0.7 million and 0.2 million for the years ended September 30, 2013, 2012 and 2011, respectively. The following table presents information necessary to calculate basic and diluted earnings per common share.

	Year Ended September 30,
	2013	2012	2011
	(In millions, except per share data)
Income from continuing operations	$161.2	$113.2	$139.9
Income (loss) from discontinued operations	(0.1)	(6.7)	28.0
Net income	$161.1	$106.5	$167.9
BASIC EARNINGS PER COMMON SHARE:
Weighted-average common shares outstanding during the period	61.7	61.0	64.7
Income from continuing operations	$2.61	$1.86	$2.16
Income (loss) from discontinued operations	—	(0.11)	0.44
Net income	$2.61	$1.75	$2.60
DILUTED EARNINGS PER COMMON SHARE:
Weighted-average common shares outstanding during the period	61.7	61.0	64.7
Dilutive potential common shares	0.9	1.1	1.5
Weighted-average number of common shares outstanding and dilutive potential common shares	62.6	62.1	66.2
Income from continuing operations	$2.58	$1.82	$2.11
Income (loss) from discontinued operations	(0.01)	(0.11)	0.43
Net income	$2.57	$1.71	$2.54

NOTE 13.  INCOME TAXES
The provision (benefit) for income taxes allocated to continuing operations consisted of the following:

	Year Ended September 30,
	2013	2012	2011
	(In millions)
Current:
Federal	$57.1	$31.0	$66.2
State	7.5	6.0	8.3
Foreign	4.5	7.2	5.4
Total Current	69.1	44.2	79.9
Deferred:
Federal	22.7	23.5	2.2
State	1.1	1.3	(0.1)
Foreign	(0.1)	(0.4)	0.7
Total Deferred	23.7	24.4	2.8
Provision for income taxes	$92.8	$68.6	$82.7

THE SCOTTS MIRACLE-GRO COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The domestic and foreign components of income from continuing operations before income taxes were as follows:

	Year Ended September 30,
	2013	2012	2011
	(In millions)
Domestic	$238.3	$165.3	$205.7
Foreign	15.7	16.5	16.9
Income from continuing operations before income taxes	$254.0	$181.8	$222.6

A reconciliation of the federal corporate income tax rate and the effective tax rate on income from continuing operations before income taxes is summarized below:

	Year Ended September 30,
	2013	2012	2011
Statutory income tax rate	35.0%	35.0%	35.0%
Effect of foreign operations	0.8	(0.5)	(0.3)
State taxes, net of federal benefit	2.9	3.1	2.8
Domestic Production Activities Deduction permanent difference	(2.1)	(1.5)	(2.3)
Effect of other permanent differences	0.8	2.4	1.9
Research and Experimentation and other federal tax credits	(0.3)	(0.1)	(0.2)
Resolution of prior tax contingencies	0.2	(0.9)	0.7
Other	(0.8)	0.2	(0.4)
Effective income tax rate	36.5%	37.7%	37.2%

Included in “Effect of other permanent differences” in the effective tax rate reconciliation table above are nondeductible fines and penalties of $0.4 million, $4.8 million and $7.7 million for the fiscal years ended September 30, 2013, 2012, and 2011 respectively, from the settlement of previously disclosed U.S. EPA and U.S. DOJ investigations. The Company does not expect to incur additional costs related to these investigations.

THE SCOTTS MIRACLE-GRO COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Deferred income taxes arise from temporary differences between financial reporting and tax reporting bases of assets and liabilities, and operating loss and tax credit carryforwards for tax purposes. The components of the deferred income tax assets and liabilities were as follows:

	September 30,
	2013	2012
	(In millions)
DEFERRED TAX ASSETS
Inventories	$13.7	$17.0
Accrued liabilities	59.2	61.5
Postretirement benefits	33.7	41.2
Accounts receivable	7.3	7.9
State NOL carryovers	1.1	1.9
Foreign NOL carryovers	51.6	48.2
Foreign tax credit carryovers	8.6	8.3
Interest rate swaps	6.3	11.0
Other	6.0	4.2
Gross deferred tax assets	187.5	201.2
Valuation allowance	(51.5)	(48.4)
Total deferred tax assets	136.0	152.8
DEFERRED TAX LIABILITIES
Property, plant and equipment	(62.3)	(58.9)
Intangible assets	(99.5)	(85.8)
Other	(3.3)	(3.2)
Total deferred tax liabilities	(165.1)	(147.9)
Net deferred tax (liability) asset	$(29.1)	$4.9

The net current and non-current components of deferred income taxes recognized in the Consolidated Balance Sheets were:

	September 30,
	2013	2012
	(In millions)
Net current deferred tax assets (classified with prepaid and other assets)	$67.1	$76.5
Net non-current deferred tax liabilities (classified with other liabilities)	(96.2)	(71.6)
Net deferred tax asset (liability)	$(29.1)	$4.9

GAAP requires that a valuation allowance be recorded against a deferred tax asset if it is more likely than not that the tax benefit associated with the asset will not be realized in the future. As shown in the table above, valuation allowances were recorded against $51.5 million and $48.4 million of deferred tax assets as of September 30, 2013, and September 30, 2012, respectively. Most of these valuation allowances relate to certain foreign net operating losses as explained more fully below.
The Company has elected to treat certain foreign entities as disregarded entities for U.S. tax purposes, which results in their net income or loss being recognized currently in the Company’s U.S. tax return. As such, the tax benefit of net operating losses available for foreign statutory tax purposes has already been recognized for U.S. purposes. Accordingly, a full valuation allowance is required on the tax benefit of these net operating losses on global consolidation. The foreign net operating losses of these foreign disregarded entities were $195.7 million at September 30, 2013, the majority of which have indefinite carryforward periods. The statutory tax benefit of these net operating loss carryovers, and related full valuation allowances thereon, amounted to $49.7 million and $46.4 million for the fiscal years ended September 30, 2013 and September 30, 2012, respectively.
Foreign net operating losses of certain controlled foreign corporations were $7.2 million as of September 30, 2013, the majority of which have indefinite carryforward periods. Due to a history of losses in these entities, a full valuation allowance has also been placed against the statutory tax benefit associated with these losses amounting to $1.8 million and $1.8 million at September 30, 2013 and September 30, 2012, respectively.

THE SCOTTS MIRACLE-GRO COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

State net operating losses were $22.6 million as of September 30, 2013, with carryforward periods ranging from 5 to 20 years. Any losses not utilized within a specific state’s carryforward period will expire. Tax benefits associated with state tax credits will expire if not utilized and amounted to $0.5 million at both September 30, 2013 and September 30, 2012. No valuation allowance has been placed against these net operating losses and credits as the Company should fully utilize these within their respective carryover periods.
Deferred taxes have not been provided on unremitted earnings of $147.0 million for certain foreign subsidiaries and foreign corporate joint ventures as such earnings have been indefinitely reinvested. These foreign entities held cash and cash equivalents of $120.4 million and $118.6 million at September 30, 2013 and September 30, 2012, respectively. Our current plans do not demonstrate a need to, nor do we have plans to, repatriate the retained earnings from these subsidiaries as the earnings are indefinitely reinvested. In the future, if we determine it is necessary to repatriate these funds, or we sell or liquidate any of these subsidiaries, we may be required to pay associated taxes on the repatriation. We may also be required to withhold foreign taxes depending on the foreign jurisdiction from which the funds are repatriated. The effective rate of tax on such repatriations may materially differ from the federal statutory tax rate and could have a material impact on tax expense in the year of repatriation; however, the Company cannot reasonably estimate the amount of such a tax event.
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
The Company had $6.7 million, $7.0 million and $8.9 million of gross unrecognized tax benefits related to uncertain tax positions at September 30, 2013, 2012 and 2011, respectively. Included in the September 30, 2013, 2012 and 2011 balances were $6.7 million, $6.9 million and $7.3 million, respectively, of unrecognized tax benefits that, if recognized, would have an impact on the effective tax rate.
A reconciliation of the unrecognized tax benefits is as follows:

	Year Ended September 30,
	2013	2012	2011
	(In millions)
Balance at beginning of year	$7.0	$8.9	$7.8
Additions for tax positions of the current year	0.3	1.0	1.1
Additions for tax positions of prior years	4.3	2.9	1.9
Reductions for tax positions of prior years	(3.8)	(4.1)	(1.2)
Settlements with tax authorities	(0.4)	(0.5)	(0.6)
Expiration of statutes of limitation	(0.7)	(1.2)	(0.1)
Balance at end of year	$6.7	$7.0	$8.9

The Company continues to recognize accrued interest and penalties related to unrecognized tax benefits as a component of the provision for income taxes. As of September 30, 2013, 2012 and 2011, respectively, the Company had $1.8 million, $1.8 million and $1.6 million accrued for the payment of interest that, if recognized, would impact the effective tax rate. As of September 30, 2013, 2012 and 2011, respectively, the Company had $0.7 million, $0.8 million and $0.7 million accrued for the payment of penalties that, if recognized, would impact the effective tax rate. For the year ended September 30, 2013, the Company recognized $0.1 million of tax interest and tax penalties in its statement of operations.
Scotts Miracle-Gro or one of its subsidiaries files income tax returns in the U.S. federal jurisdiction and various state, local and foreign jurisdictions. With few exceptions, which are discussed below, the Company is no longer subject to examinations by these tax authorities for fiscal years prior to 2010. The Company is currently under examination by certain foreign and U.S. state and local tax authorities. Regarding the foreign jurisdictions, an audit is currently underway in France for fiscal years 2010 through 2012. Audits closed during the fiscal year ended September 30, 2013 for Austria, Belgium and Canada with no material impact on the Company's consolidated financial position, results of operations or cash flows. In regard to the U.S. state and local audits, the tax periods under examinations are limited to fiscal years 1997 through 2011. In addition to these aforementioned audits, certain other tax deficiency notices and refund claims for previous years remain unresolved.
The Company currently anticipates that few of its open and active audits will be resolved in the next 12 months. The Company is unable to make a reasonably reliable estimate as to when or if cash settlements with taxing authorities may occur.

THE SCOTTS MIRACLE-GRO COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Although audit outcomes and the timing of audit payments are subject to significant uncertainty, the Company does not anticipate that the resolution of these tax matters or any events related thereto will result in a material change to its consolidated financial position, results of operations or cash flows.

On September 13, 2013, the United States Treasury and Internal Revenue Service issued final tangible personal property regulations that broadly apply to amounts paid to acquire, produce or improve tangible property, as well as dispositions of such property.  In review of these regulations, the Company has concluded that there is no material impact on its consolidated financial position, results of operations or cash flows.
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

NOTE 14.  DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES
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
Exchange Rate Risk Management
The Company periodically uses foreign currency forward contracts to manage the exchange rate risk associated with intercompany loans with foreign subsidiaries that are denominated in local currencies. At September 30, 2013, the notional amount of outstanding foreign currency forward contracts was $80.4 million, with a negative fair value of $2.1 million. At September 30, 2012, the notional amount of outstanding foreign currency swap contracts was $61.8 million, with a negative fair value of $1.0 million. The unrealized loss on the foreign currency forward contracts approximates the unrealized gain on the intercompany loans recognized by the Company’s lending subsidiaries. The contracts will mature over the next fiscal year.
Interest Rate Risk Management
The Company enters into interest rate swap agreements as a means to hedge its variable interest rate risk on debt instruments. The fair values are reflected in the Company’s Consolidated Balance Sheets. Net amounts to be received or paid under the swap agreements are reflected as adjustments to interest expense. Since the interest rate swap agreements have been designated as hedging instruments, unrealized gains or losses resulting from adjusting these swaps to fair value are recorded as elements of accumulated other comprehensive income (“AOCI”) within the Consolidated Balance Sheets.
At September 30, 2013 and 2012, the Company had outstanding interest rate swap agreements with major financial institutions that effectively converted a portion of the Company’s variable-rate debt to a fixed rate. The swap agreements had a total U.S. dollar equivalent notional amount of $1,100.0 million and $700.0 million at September 30, 2013 and 2012 respectively. Refer to “NOTE 10. DEBT” for the terms of the swap agreements outstanding at 2013. Included in the AOCI balance at September 30, 2013 is a loss of $5.0 million related to interest rate swap agreements that is expected to be reclassified to earnings during the next 12 months, consistent with the timing of the underlying hedged transactions.
Commodity Price Risk Management
The Company had outstanding derivative contracts at September 30, 2013 designed to fix the price of a portion of its projected future urea requirements. The contracts are designated as hedges of the Company’s exposure to future cash flow fluctuations associated with the cost of urea. The objective of the hedges is to mitigate the earnings and cash flow volatility attributable to the risk of changing prices. Unrealized gains or losses in the fair value of these contracts are recorded to the AOCI component of shareholders’ equity. Realized gains or losses remain as a component of AOCI until the related inventory is sold. Upon sale of the underlying inventory, the gain or loss is reclassified to cost of sales. Included in the AOCI balance at September 30, 2013 was a loss of $1.0 million related to urea derivatives that is expected to be reclassified to earnings during the next 12 months, consistent with the timing of the underlying hedged transactions.
Periodically, the Company also uses derivatives to partially mitigate the effect of fluctuating diesel and gasoline costs on operating results. Any such derivatives that do not qualify for hedge accounting treatment in accordance with GAAP are recorded at fair value, with unrealized gains and losses on open contracts and realized gains or losses on settled contracts recorded as an element of cost of sales. Unrealized gains or losses in the fair value of derivative contracts that do qualify for hedge accounting

THE SCOTTS MIRACLE-GRO COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

are recorded in accumulated other comprehensive income (expense), except for any ineffective portion of the change in fair value, which is immediately recorded in earnings. For the effective portion of the change in fair value, realized gains or losses remain as a component of AOCI until the related fuel is consumed. Upon consumption of the fuel, the gain or loss is reclassified to cost of sales. Included in the AOCI balance at September 30, 2013 was an immaterial gain related to fuel derivatives that is expected to be reclassified to earnings during the next 12 months, consistent with the timing of the underlying hedged transactions.
The Company had the following outstanding commodity contracts that were entered into to hedge forecasted purchases:

September 30,
	2013	2012
Commodity
Urea	49,500 tons	34,500 tons
Diesel	3,528,000 gallons	6,552,000 gallons
Gasoline	630,000 gallons	224,000 gallons
Heating Oil	2,940,000 gallons	5,208,000 gallons

Fair Values of Derivative Instruments
The following table summarizes the fair values of the Company’s derivative instruments and the respective lines in which they were recorded in the Consolidated Balance Sheets at September 30:

	Assets / (Liabilities)
		2013	2012
Derivatives Designated As Hedging Instruments	Balance Sheet Location	Fair Value
		(In millions)
Interest rate swap agreements	Other assets	$3.7	$—
	Other current liabilities	(8.3)	(8.2)
	Other liabilities	(12.1)	(20.6)
Commodity hedging instruments	Prepaid and other assets	0.1	1.0
	Other current liabilities	(2.0)	—
Total derivatives designated as hedging instruments		$(18.6)	$(27.8)

Derivatives Not Designated As Hedging Instruments	Balance Sheet Location
Foreign currency forward contracts	Other current liabilities	$(2.1)	$(1.0)
Commodity hedging instruments	Prepaid and other assets	—	1.0
	Other current liabilities	(0.3)	—
Total derivatives not designated as hedging instruments		$(2.4)	$—
Total derivatives		$(21.0)	$(27.8)

THE SCOTTS MIRACLE-GRO COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The effect of derivative instruments on AOCI and the Consolidated Statements of Operations for the year ended September 30 was as follows:

	Amount of Gain/(Loss) Recognized in AOCI
Derivatives in Cash Flow Hedging Relationships	2013	2012
	(In millions)
Interest rate swap agreements	$(1.0)	$(10.9)
Commodity hedging instruments	(2.3)	1.6
Total	$(3.3)	$(9.3)

	Reclassified From AOCI Into	Amount of Gain/(Loss)
Derivatives in Cash Flow Hedging Relationships	Statement of Operations	2013	2012
		(In millions)
Interest rate swap agreements	Interest expense	$(8.4)	$(10.0)
Commodity hedging instruments	Cost of sales	—	1.6
Total		$(8.4)	$(8.4)

		Amount of Gain/(Loss)
Derivatives not Designated As Hedging Instruments	Recognized in Statement of Operations	2013	2012
		(In millions)
Foreign currency forward contracts	Interest expense	$6.7	$(6.6)
Commodity hedging instruments	Cost of sales	(0.6)	2.3
Total		$6.1	$(4.3)

NOTE 15.  FAIR VALUE MEASUREMENTS
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
Derivatives
Derivatives consist of foreign currency, interest rate and commodity derivative instruments. Foreign currency forward contracts are valued using observable forward rates in commonly quoted intervals for the full term of the contracts. Interest rate swap agreements are valued based on the present value of the estimated future net cash flows using implied rates in the applicable yield curve as of the valuation date. Commodity contracts are measured using observable commodity exchange prices in active markets.
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
The following table presents the Company’s financial assets and liabilities measured at fair value on a recurring basis at September 30, 2013:

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Unobservable Inputs (Level 3)	Total
	(In millions)
Assets
Cash equivalents	$83.9	$—	$—	$83.9
Derivatives
Interest rate swap agreements	—	3.7	—	3.7
Commodity hedging instruments	—	0.1	—	0.1
Other	7.0	—	—	7.0
Total	$90.9	$3.8	$—	$94.7
Liabilities
Derivatives
Interest rate swap agreements	$—	$(20.4)	$—	$(20.4)
Foreign currency forward contracts	—	(2.1)	—	(2.1)
Commodity hedging instruments	—	(2.3)	—	(2.3)
Total	$—	$(24.8)	$—	$(24.8)

The following presents the Company’s non-financial assets and liabilities measured at fair value on a non-recurring basis at September 30, 2013 and describes the valuation methodologies used for non-financial assets and liabilities measured at fair value, as well as the general classification within the valuation hierarchy:

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Unobservable Inputs (Level 3)	Total Losses
	(In millions)
Global Consumer insect repellent technology	$—	$—	$—	$4.3
Ortho® brands and sub-brands	—	—	126.0	11.6

The intangible asset related to the insect repellent technology was determined to be fully impaired based on the estimated future cash flows associated with the insect repellent technology in relation to its carrying value. Also, as a result of the Company's annual impairment review performed in the fourth quarter of fiscal 2013, the Company recognized an impairment charge for a non-recurring fair value adjustment of $11.6 million within the Global Consumer segment related to the Ortho® brand and certain sub-brands of Ortho®. Certain finite-lived sub-brands of Ortho® were determined to be fully impaired. The remaining fair value of the indefinite-lived Ortho® brand and sub-brands is $126.0 million. The fair value was calculated based upon the evaluation of the historical performance and future growth of the Ortho® business using a royalty savings methodology similar to that employed when the associated business was acquired with updated estimates of sales, cash flow and profitability.

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

Certain property, plant and equipment and other assets were written down to their fair value, resulting in an impairment charge of $5.3 million, which was included in earnings for the period. The value of the property, plant and equipment was determined using the market approach, which is a valuation technique based on what other purchasers and sellers in the market have agreed to as prices for comparable assets, adjusted for such factors as age, condition and location of the respective assets being valued. The intangible asset was determined to be fully impaired based on estimated future cash flows associated with this active ingredient in relation to its carrying value.

THE SCOTTS MIRACLE-GRO COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 16. OPERATING LEASES
The Company leases certain property and equipment from third parties under various non-cancelable operating lease agreements. Certain lease agreements contain renewal and purchase options. The lease agreements generally require that the Company pay taxes, insurance and maintenance expenses related to the leased assets. Future minimum lease payments for non-cancelable operating leases at September 30, 2013, were as follows (in millions):

2014	$47.0
2015	37.8
2016	28.3
2017	17.4
2018	13.4
Thereafter	35.1
Total future minimum lease payments	$179.0

The Company also leases certain vehicles (primarily cars and light trucks) under agreements that are cancelable after the first year, but typically continue on a month-to-month basis until canceled by the Company. The vehicle leases and certain other non-cancelable operating leases contain residual value guarantees that create a contingent obligation on the part of the Company to compensate the lessor if the leased asset cannot be sold for an amount in excess of a specified minimum value at the conclusion of the lease term. If all such vehicle leases had been canceled as of September 30, 2013, the Company’s residual value guarantee would have approximated $9.4 million.
Other residual value guarantee amounts that apply at the conclusion of non-cancelable lease terms are as follows:

	Amount of Guarantee	Lease Termination Date
	(In millions)
Scotts LawnService® vehicles	$0.2	2020
Corporate aircraft	3.9	2016

Rent expense for fiscal 2013, fiscal 2012 and fiscal 2011 totaled $61.9 million, $69.0 million and $67.2 million, respectively.

NOTE 17.  COMMITMENTS
The Company has the following unconditional purchase obligations due during each of the next five fiscal years that have not been recognized on the Consolidated Balance Sheet at September 30, 2013 (in millions):

2014	$114.3
2015	54.3
2016	21.4
2017	11.6
2018	9.4
Thereafter	0.3
$211.3

Purchase obligations primarily represent commitments for materials used in the Company’s manufacturing processes, as well as commitments for warehouse services, grass seed and out-sourced information services. In addition, the Company leases certain property and equipment from third parties under various non-cancelable operating lease agreements. Future minimum lease payments for non-cancelable operating leases not included above are included in “NOTE 16. OPERATING LEASES.”

THE SCOTTS MIRACLE-GRO COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 18.  CONTINGENCIES
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
Regulatory Matters
At September 30, 2013, $4.0 million was accrued in the “Other liabilities” line in the Consolidated Balance Sheet for environmental actions, the majority of which is for site remediation. The amounts accrued are believed to be adequate to cover such known environmental exposures based on current facts and estimates of likely outcomes. Although it is reasonably possible that the costs to resolve such known environmental exposures will exceed the amounts accrued, any variation from accrued amounts is not expected to be material.
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
In connection with the sale of wild bird food products that were the subject of a voluntary recall in 2008, the Company has been named as a defendant in four putative class actions filed on and after June 27, 2012, which have now been consolidated in the United States District Court for the Southern District of California as In re Morning Song Bird Food Litigation, Lead Case No. 3:12-cv-01592-JAH-RBB. The plaintiffs allege various statutory and common law claims associated with the Company's sale of wild bird food products and a plea agreement entered into in previously pending government proceedings associated with such sales. The plaintiffs allege, among other things, a purported class action on behalf of all persons and entities in the United States who purchased certain bird food products. The plaintiffs seek monetary damages (actual, compensatory, consequential, punitive, and treble); reimbursement, restitution, and disgorgement for benefits unjustly conferred; injunctive and declaratory relief; pre-judgment and post-judgment interest; and costs and attorneys' fees. The Company intends to vigorously defend the consolidated action. Given the early stages of the action, the Company cannot make a determination as to whether it could have a material effect on the Company's financial condition, results of operations or cash flows and the Company has not recorded any accruals with respect thereto.
The Company is involved in other lawsuits and claims which arise in the normal course of business. These claims individually and in the aggregate are not expected to result in a material effect on the Company’s financial condition, results of operations or cash flows.

NOTE 19.  CONCENTRATIONS OF CREDIT RISK
The Company maintains cash depository accounts with major financial institutions around the world and invests in high quality, short-term liquid investments. Such investments are made only in investments issued by highly rated institutions. These investments mature within three months and have not historically incurred any losses.
Trade accounts receivable are exposed to a concentration of credit risk with retailers principally located in the United States. The Company's retail customers include home centers, mass merchandisers, warehouse clubs, large hardware chains, independent hardware stores, nurseries, garden centers and food and drug stores. Concentrations of net sales and accounts receivable by segment in the United States as a percentage of consolidated net sales and accounts receivable at September 30 were as follows:

THE SCOTTS MIRACLE-GRO COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Percentage of Net Sales			Percentage of Gross Accounts Receivable at September 30,
	2013	2012	2011	2013	2012
Global Consumer segment	73%	73%	72%	63%	67%
Scotts LawnService® segment	9%	9%	8%	9%	8%
Total Concentration in United States	82%	82%	80%	72%	75%

The remainder of the Company’s net sales and accounts receivable at September 30, 2013, 2012 and 2011 were generated from customers located outside of the United States, primarily retailers, distributors and nurseries in Europe, Canada and Australia. No concentrations of these customers or individual customers within this group accounted for more than 10% of the Company’s net sales and accounts receivable for any period presented above.
The Company’s three largest customers are reported within the Global Consumer segment and are the only customers that individually represent more than 10% of reported consolidated net sales and accounts receivable for each of the last three fiscal years. These three customers accounted for the following percentages of Global Consumer segment net sales for the fiscal years ended September 30:

	Percentage of Net Sales
	2013	2012	2011
Home Depot	34%	32%	31%
Lowe's	18%	17%	17%
Walmart	13%	14%	14%

Accounts receivable for these three largest customers as a percentage of consolidated accounts receivable were 56% and 52% for September 30, 2013 and 2012, respectively.

NOTE 20.  OTHER INCOME, NET
Other (income) expense consisted of the following:

	Year Ended September 30,
	2013	2012	2011
	(In millions)
Royalty income, net	$(4.7)	$(4.9)	$(4.3)
Franchise fees	(0.3)	(0.3)	(0.3)
Foreign currency (gains) losses	0.4	(0.7)	1.4
Other	(5.4)	3.0	2.3
Total	$(10.0)	$(2.9)	$(0.9)

NOTE 21.  SEGMENT INFORMATION
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
The following table presents summarized financial information concerning the Company’s reportable segments:

	Year Ended September 30,
	2013	2012	2011
	(In millions)
Net sales:
Global Consumer	$2,527.5	$2,539.2	$2,533.2
Scotts LawnService®	257.8	245.8	235.6
Segment total	2,785.3	2,785.0	2,768.8
Corporate & Other	31.2	41.1	30.9
Consolidated	$2,816.5	$2,826.1	$2,799.7
Income from continuing operations before income taxes:
Global Consumer	$406.4	$338.3	$425.0
Scotts LawnService®	28.7	27.0	25.9
Segment total	435.1	365.3	450.9
Corporate & Other	(91.2)	(96.3)	(95.0)
Intangible asset amortization	(10.4)	(10.1)	(10.6)
Product registration and recall matters	—	(8.2)	(14.6)
Impairment, restructuring and other	(20.3)	(7.1)	(55.9)
Costs related to refinancing	—	—	(1.2)
Interest expense	(59.2)	(61.8)	(51.0)
Consolidated	$254.0	$181.8	$222.6
Depreciation and amortization:
Global Consumer	$48.7	$44.2	$43.6
Scotts LawnService®	4.0	4.1	3.4
Corporate & Other	13.4	14.1	13.8
	$66.1	$62.4	$60.8
Capital expenditures:
Global Consumer	$53.3	$64.6	$59.0
Scotts LawnService®	3.1	1.9	3.0
Corporate & Other	3.7	2.9	8.1
	$60.1	$69.4	$70.1

THE SCOTTS MIRACLE-GRO COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	September 30,
	2013	2012
	(In millions)
Total assets:
Global Consumer	$1,564.2	$1,676.4
Scotts LawnService®	189.8	181.5
Corporate & Other	183.2	216.5
	$1,937.2	$2,074.4

The following table presents net sales by product category for the Global Consumer segment:

	Year Ended September 30,
	2013	2012	2011
Net sales:
Lawn care	34%	34%	34%
Growing media	34	33	31
Controls	14	14	13
Roundup® Marketing Agreement	5	6	5
Wild bird food	2	2	3
Other, primarily gardening and landscape	11	11	14
Segment total product sales	100%	100%	100%

The following table presents net sales and long-lived assets (property, plant and equipment and finite-lived intangibles) by geographic area:

	Year Ended September 30,
	2013	2012	2011
	(In millions)
Net sales:
United States	$2,332.4	$2,340.9	$2,294.4
International	484.1	485.2	505.3
	$2,816.5	$2,826.1	$2,799.7
Long-lived assets:
United States	$419.9	$432.0	$411.3
International	64.5	70.2	69.8
	$484.4	$502.2	$481.1

THE SCOTTS MIRACLE-GRO COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 22.  QUARTERLY CONSOLIDATED FINANCIAL INFORMATION (UNAUDITED)
The following is a summary of the unaudited quarterly results of operations.

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Full Year
	(In millions, except per share data)
FISCAL 2013
Net sales	$205.8	$1,019.6	$1,148.1	$443.0	$2,816.5
Gross profit	31.1	378.7	441.8	130.8	982.4
Income (loss) from continuing operations	(68.3)	99.9	148.2	(18.6)	161.2
Income (loss) from discontinued operations	0.6	0.1	—	(0.8)	(0.1)
Net income (loss)	(67.7)	100.0	148.2	(19.4)	161.1
Basic income (loss) per common share:
Income (loss) from continuing operations	$(1.11)	$1.62	$2.40	$(0.30)	$2.61
Income (loss) from discontinued operations, net of tax	0.01	—	—	(0.01)	—
Basic net income (loss) per common share	$(1.10)	$1.62	$2.40	$(0.31)	$2.61
Common shares used in basic EPS calculation	61.4	61.6	61.7	62.0	61.7
Diluted income (loss) per common share:
Income (loss) from continuing operations	$(1.11)	$1.60	$2.37	$(0.30)	$2.58
Income (loss) from discontinued operations, net of tax	0.01	—	—	(0.01)	(0.01)
Diluted net income (loss) per common share	$(1.10)	$1.60	$2.37	$(0.31)	$2.57
Common shares and dilutive potential common shares used in diluted EPS calculation	61.4	62.4	62.6	62.0	62.6
FISCAL 2012
Net sales	$199.6	$1,170.4	$1,054.9	$401.2	$2,826.1
Gross profit	25.6	461.7	369.0	105.0	961.3
Income (loss) from continuing operations	(73.1)	126.5	96.4	(36.6)	113.2
Income (loss) from discontinued operations, net of tax	(0.8)	0.7	(3.1)	(3.5)	(6.7)
Net income (loss)	(73.9)	127.2	93.3	(40.1)	106.5
Basic income (loss) per common share:
Income (loss) from continuing operations	$(1.20)	$2.08	$1.58	$(0.60)	$1.86
Income (loss) from discontinued operations	(0.01)	0.01	(0.05)	(0.06)	(0.11)
Basic net income (loss) per common share	$(1.21)	$2.09	$1.53	$(0.66)	$1.75
Common shares used in basic EPS calculation	60.9	60.9	61.1	61.2	61.0
Diluted income (loss) per common share:
Income (loss) from continuing operations	$(1.20)	$2.04	$1.55	$(0.60)	$1.82
Income (loss) from discontinued operations	(0.01)	0.01	(0.05)	(0.06)	(0.11)
Diluted net income (loss) per common share	$(1.21)	$2.05	$1.50	$(0.66)	$1.71
Common shares and dilutive potential common shares used in diluted EPS calculation	60.9	62.0	62.2	61.2	62.1

Common share equivalents, such as share-based awards, are excluded from the diluted loss per common share calculation in periods where there is a loss from continuing operations because the effect of their inclusion would be anti-dilutive. The Company’s business is highly seasonal, with approximately 75% of net sales occurring in the second and third fiscal quarters.
Unusual items during fiscal 2013 consisted of impairment, restructuring and other. These items are reflected in the quarterly financial information as follows: first quarter impairment, restructuring and other of $(0.4) million; second quarter impairment, restructuring and other of 0.1 million in cost of sales and $0.1 million in SG&A; third quarter impairment, restructuring and other

THE SCOTTS MIRACLE-GRO COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

of 1.5 million in cost of sales and $7.0 million in SG&A; and fourth quarter impairment, restructuring and other of 0.6 million in cost of sales and $11.4 million in SG&A.
Unusual items during fiscal 2012 consisted of product registration and recall charges and impairment, restructuring and other. These items are reflected in the quarterly financial information as follows: first quarter product registration and recall charges of $0.3 million and impairment, restructuring and other of $2.5 million; second quarter product registration and recall charges of $3.5 million and impairment, restructuring and other of $5.0 million; third quarter product registration and recall charges of $4.0 million and an adjustment to impairment, restructuring and other of $(0.4) million; and fourth quarter product registration and recall charges of $0.4 million. In the fourth quarter of fiscal year 2012, the Company completed the wind down of the Company's professional seed business. As a result, effective in its fourth quarter of fiscal 2012, the Company classified its results of operations for all periods presented to reflect the professional seed business as a discontinued operation. The company recorded a $0.4 million impairment charge related to the investment in Turf-Seed (Europe) Limited in fiscal 2012. In addition, in the third quarter of fiscal 2012, the Company recorded an adjustment of $1.7 million as a change in estimate on the tax due on the sale of Global Pro.

NOTE 23.  FINANCIAL INFORMATION FOR SUBSIDIARY GUARANTORS AND NON-GUARANTORS
The 7.25% and 6.625% Senior Notes (collectively, the “Senior Notes”) issued by Scotts Miracle-Gro on January 14, 2010 and December 16, 2010, respectively, are guaranteed by certain of its domestic subsidiaries and, therefore, the Company has disclosed condensed, consolidating financial information in accordance with SEC Regulation S-X Rule 3-10, Financial Statements of Guarantors and Issuers of Guaranteed Securities Registered or Being Registered. The following 100% directly or indirectly owned subsidiaries fully and unconditionally guarantee the Senior Notes on a joint and several basis: EG Systems, Inc., dba Scotts LawnService®; Gutwein & Co., Inc.; Hyponex Corporation; Miracle-Gro Lawn Products, Inc.; OMS Investments, Inc.; Rod McLellan Company; Sanford Scientific, Inc.; Scotts Temecula Operations, LLC; Scotts Manufacturing Company; Scotts Products Co.; Scotts Professional Products Co.; Scotts-Sierra Investments LLC; SMG Growing Media, Inc.; SMGM LLC; Swiss Farms Products, Inc.; and The Scotts Company LLC (collectively, the “Guarantors”). SMGM LLC was added as a Guarantor of the Senior Notes on September 30, 2013. Accordingly, SMGM LLC has been classified as a Guarantor for all periods presented in the condensed, consolidating financial information accompanying this Note 23. SMG Brands, Inc. was merged into OMS Investments., Inc. effective September 27, 2013.
The following information presents condensed, consolidating Statements of Operations, Statement of Comprehensive Income and Statements of Cash Flows for each of the three years ended September 30, 2013, and condensed, consolidating Balance Sheets as of September 30, 2013 and September 30, 2012. The consolidating financial information presents, in separate columns, financial information for: Scotts Miracle-Gro on a Parent-only basis, carrying its investment in subsidiaries under the equity method; Guarantors on a combined basis, carrying investments in subsidiaries which do not guarantee the debt (collectively, the “Non-Guarantors”) under the equity method; Non-Guarantors on a combined basis; and eliminating entries. The eliminating entries primarily reflect intercompany transactions, such as interest expense, accounts receivable and payable, short and long-term debt, and the elimination of equity investments and income in subsidiaries. Because the Parent is obligated to pay the unpaid principal amount and interest on all amounts borrowed by the Guarantors or Non-Guarantors under the credit facility (and was obligated to pay the unpaid principal amount and interest on all amounts borrowed by the Guarantors and Non-Guarantors under the previous senior secured five-year revolving loan facility), the borrowings and related interest expense for the loans outstanding of the Guarantors and Non-Guarantors are also presented in the accompanying Parent-only financial information, and are then eliminated.

THE SCOTTS MIRACLE-GRO COMPANY
Condensed, Consolidating Statement of Operations
for the fiscal year ended September 30, 2013
(in millions)

	Parent	Subsidiary Guarantors	Non- Guarantors	Eliminations	Consolidated
Net sales	$—	$2,317.4	$499.1	$—	$2,816.5
Cost of sales	—	1,480.4	351.5	—	1,831.9
Cost of sales - impairment, restructuring and other	—	—	2.2	—	2.2
Gross profit	—	837.0	145.4	—	982.4
Operating expenses:
Selling, general and administrative	—	516.8	144.3	—	661.1
Impairment, restructuring and other	—	11.2	6.9	—	18.1
Other income, net	—	(6.9)	(3.1)	—	(10.0)
Income from operations	—	315.9	(2.7)	—	313.2
Equity income in subsidiaries	(180.9)	1.3	—	179.6	—
Other non-operating income	(20.4)	—	—	20.4	—
Interest expense	52.4	25.2	2.0	(20.4)	59.2
Income (loss) from continuing operations before income taxes	148.9	289.4	(4.7)	(179.6)	254.0
Income tax (benefit) expense from continuing operations	(12.2)	106.7	(1.7)	—	92.8
Income from continuing operations	161.1	182.7	(3.0)	(179.6)	161.2
Loss from discontinued operations, net of tax	—	(0.1)	—	—	(0.1)
Net income (loss)	$161.1	$182.6	$(3.0)	$(179.6)	$161.1

THE SCOTTS MIRACLE-GRO COMPANY
Condensed, Consolidated Statement of Comprehensive Income
for the fiscal year ended September 30, 2013
(In millions)

	Parent	Subsidiary Guarantors	Non- Guarantors	Eliminations	Consolidated
Net income	$161.1	$182.6	$(3.0)	$(179.6)	$161.1
Other comprehensive income (loss), net of tax:
Net foreign currency translation adjustment	—	—	(5.2)	—	(5.2)
Net change in derivatives	7.2	(2.1)	—	—	5.1
Net change in pension and other post retirement benefits	—	10.6	(1.0)	—	9.6
Total other comprehensive income (loss)	7.2	8.5	(6.2)	—	9.5
Comprehensive income	$168.3	$191.1	$(9.2)	$(179.6)	$170.6

THE SCOTTS MIRACLE-GRO COMPANY
Condensed, Consolidating Statement of Cash Flows
for the fiscal year ended September 30, 2013
(in millions)

	Parent	Subsidiary Guarantors	Non- Guarantors	Eliminations	Consolidated
NET CASH (USED IN) PROVIDED BY OPERATING ACTIVITIES	$(18.0)	$245.9	$114.1	$—	$342.0
INVESTING ACTIVITIES
Proceeds from sale of long-lived assets	—	0.2	3.4	—	3.6
Investments in property, plant and equipment	—	(44.6)	(15.5)	—	(60.1)
Investment in unconsolidated affiliates	—	(4.5)	—	—	(4.5)
Investments in acquired businesses, net of cash acquired	—	(3.2)	—	—	(3.2)
Net cash used in investing activities	—	(52.1)	(12.1)	—	(64.2)
FINANCING ACTIVITIES
Borrowings under revolving and bank lines of credit and term loans	—	1,130.4	344.4	—	1,474.8
Repayments under revolving and bank lines of credit and term loans	—	(1,078.5)	(603.6)	—	(1,682.1)
Dividends paid	(87.8)	—	—	—	(87.8)
Payments on seller notes	—	(0.8)	—	—	(0.8)
Excess tax benefits from share-based payment arrangements	—	2.0	—	—	2.0
Cash received from exercise of stock options	13.3	—	—	—	13.3
Intercompany financing	92.5	(246.9)	154.4	—	—
Net cash provided by (used in) financing activities	18.0	(193.8)	(104.8)	—	(280.6)
Effect of exchange rate changes on cash	—	—	0.7	—	0.7
Net decrease in cash and cash equivalents	—	—	(2.1)	—	(2.1)
Cash and cash equivalents at beginning of year	—	2.6	129.3	—	131.9
Cash and cash equivalents at end of year	$—	$2.6	$127.2	$—	$129.8

THE SCOTTS MIRACLE-GRO COMPANY
Condensed, Consolidating Balance Sheet
As of September 30, 2013
(in millions)

	Parent	Subsidiary Guarantors	Non- Guarantors	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$—	$2.6	$127.2	$—	$129.8
Accounts receivable, net	—	119.7	86.9	—	206.6
Accounts receivable pledged	—	106.7	—	—	106.7
Inventories	—	247.2	77.7	—	324.9
Prepaid and other current assets	—	76.4	36.6	—	113.0
Total current assets	—	552.6	328.4	—	881.0
Property, plant and equipment, net	—	377.9	44.4	—	422.3
Goodwill	—	314.4	0.7	—	315.1
Intangible assets, net	—	244.8	39.6	—	284.4
Other assets	22.4	19.5	26.5	(34.0)	34.4
Equity investment in subsidiaries	317.1	—	—	(317.1)	—
Intercompany assets	725.7	—	—	(725.7)	—
Total assets	$1,065.2	$1,509.2	$439.6	$(1,076.8)	$1,937.2
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current portion of debt	$—	$87.3	$5.1	$—	$92.4
Accounts payable	—	83.9	53.8	—	137.7
Other current liabilities	16.0	183.4	80.3	—	279.7
Total current liabilities	16.0	354.6	139.2	—	509.8
Long-term debt	327.0	67.9	10.2	73.0	478.1
Other liabilities	11.7	213.3	47.8	(34.0)	238.8
Equity investment in subsidiaries	—	173.3	—	(173.3)	—
Intercompany liabilities	—	652.1	146.6	(798.7)	—
Total liabilities	354.7	1,461.2	343.8	(933.0)	1,226.7
Total shareholders’ equity	710.5	48.0	95.8	(143.8)	710.5
Total liabilities and shareholders’ equity	$1,065.2	$1,509.2	$439.6	$(1,076.8)	$1,937.2

THE SCOTTS MIRACLE-GRO COMPANY
Condensed, Consolidating Statement of Operations
for the fiscal year ended September 30, 2012
(in millions)

	Parent	Subsidiary Guarantors	Non- Guarantors	Eliminations	Consolidated
Net sales	$—	$2,320.9	$505.2	$—	$2,826.1
Cost of sales	—	1,511.2	353.2	—	1,864.4
Cost of sales - product registration and recall matters	—	0.4	—	—	0.4
Gross profit	—	809.3	152.0	—	961.3
Operating expenses:
Selling, general and administrative	—	552.9	152.8	—	705.7
Impairment, restructuring and other	—	7.9	(0.8)	—	7.1
Product registration and recall matters	—	7.8	—	—	7.8
Other income, net	—	(1.1)	(1.8)	—	(2.9)
Income from operations	—	241.8	1.8	—	243.6
Equity income in subsidiaries	(126.4)	1.6	—	124.8	—
Other non-operating income	(24.5)	—	—	24.5	—
Interest expense	56.5	25.4	4.4	(24.5)	61.8
Income (loss) from continuing operations before income taxes	94.4	214.8	(2.6)	(124.8)	181.8
Income tax (benefit) expense from continuing operations	(12.1)	81.7	(1.0)	—	68.6
Income (loss) from continuing operations	106.5	133.1	(1.6)	(124.8)	113.2
Loss from discontinued operations, net of tax	—	(6.7)	—	—	(6.7)
Net income (loss)	$106.5	$126.4	$(1.6)	$(124.8)	$106.5

THE SCOTTS MIRACLE-GRO COMPANY
Condensed, Consolidated Statement of Comprehensive Income
for the fiscal year ended September 30, 2012
(In millions)

	Parent	Subsidiary Guarantors	Non- Guarantors	Eliminations	Consolidated
Net income (loss)	$106.5	$126.4	$(1.6)	$(124.8)	$106.5
Other comprehensive income (loss), net of tax:
Net foreign currency translation adjustment	—	—	2.3	—	2.3
Net change in derivatives	0.1	(1.0)	—	—	(0.9)
Net change in pension and other post retirement benefits	—	(1.2)	(9.5)	—	(10.7)
Total other comprehensive income (loss)	0.1	(2.2)	(7.2)	—	(9.3)
Comprehensive income (loss)	$106.6	$124.2	$(8.8)	$(124.8)	$97.2

THE SCOTTS MIRACLE-GRO COMPANY
Condensed, Consolidating Statement of Cash Flows
for the fiscal year ended September 30, 2012
(in millions)

	Parent	Subsidiary Guarantors	Non- Guarantors	Eliminations	Consolidated
NET CASH (USED IN) PROVIDED BY OPERATING ACTIVITIES	$(20.0)	$163.6	$9.8	$—	$153.4
INVESTING ACTIVITIES
Proceeds from sale of long-lived assets	—	0.7	—	—	0.7
Investments in property, plant and equipment	—	(61.2)	(8.2)	—	(69.4)
Investments in acquired businesses, net of cash acquired	—	(6.7)	(0.3)	—	(7.0)
Net cash used in investing activities	—	(67.2)	(8.5)	—	(75.7)
FINANCING ACTIVITIES
Borrowings under revolving and bank lines of credit and term loans	—	853.4	830.6	—	1,684.0
Repayments under revolving and bank lines of credit and term loans	—	(1,016.2)	(678.4)	—	(1,694.6)
Dividends paid	(75.4)	—	—	—	(75.4)
Purchase of common shares	(17.5)	—	—	—	(17.5)
Excess tax benefits from share-based payment arrangements	—	6.6	—	—	6.6
Cash received from exercise of stock options	17.6	—	—	—	17.6
Intercompany financing	95.3	58.1	(153.4)	—	—
Net cash provided by (used in) financing activities	20.0	(98.1)	(1.2)	—	(79.3)
Effect of exchange rate changes on cash	—	—	2.6	—	2.6
Net increase (decrease) in cash and cash equivalents	—	(1.7)	2.7	—	1.0
Cash and cash equivalents at beginning of year	—	4.3	126.6	—	130.9
Cash and cash equivalents at end of year	$—	$2.6	$129.3	$—	$131.9

THE SCOTTS MIRACLE-GRO COMPANY
Condensed, Consolidating Balance Sheet
As of September 30, 2012
(in millions)

	Parent	Subsidiary Guarantors	Non- Guarantors	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$—	$2.6	$129.3	$—	$131.9
Accounts receivable, net	—	248.4	82.5	—	330.9
Inventories	—	332.1	82.8	—	414.9
Prepaid and other current assets	—	88.5	33.8	—	122.3
Total current assets	—	671.6	328.4	—	1,000.0
Property, plant and equipment, net	—	380.6	46.8	—	427.4
Goodwill	—	308.7	0.7	—	309.4
Intangible assets, net	—	264.2	42.9	—	307.1
Other assets	29.8	11.2	32.8	(43.3)	30.5
Equity investment in subsidiaries	828.5	—	—	(828.5)	—
Intercompany assets	556.6	—	—	(556.6)	—
Total assets	$1,414.9	$1,636.3	$451.6	$(1,428.4)	$2,074.4
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current portion of debt	$—	$1.2	$0.3	$—	$1.5
Accounts payable	—	105.4	46.9	—	152.3
Other current liabilities	15.9	177.4	86.5	—	279.8
Total current liabilities	15.9	284.0	133.7	—	433.6
Long-term debt	777.1	99.8	281.3	(377.1)	781.1
Other liabilities	20.0	227.2	54.0	(43.4)	257.8
Equity investment in subsidiaries	—	304.4	—	(304.4)	—
Intercompany liabilities	—	62.6	116.8	(179.4)	—
Total liabilities	813.0	978.0	585.8	(904.3)	1,472.5
Total shareholders’ equity	601.9	658.3	(134.2)	(524.1)	601.9
Total liabilities and shareholders’ equity	$1,414.9	$1,636.3	$451.6	$(1,428.4)	$2,074.4

THE SCOTTS MIRACLE-GRO COMPANY
Condensed, Consolidating Statement of Operations
for the fiscal year ended September 30, 2011
(in millions)

	Parent	Subsidiary Guarantors	Non- Guarantors	Eliminations	Consolidated
Net sales	$—	$2,276.6	$523.1	$—	$2,799.7
Cost of sales	—	1,422.9	346.1	—	1,769.0
Cost of sales — impairment, restructuring and other	—	17.3	1.0		18.3
Cost of sales — product registration and recall matters	—	3.2	—	—	3.2
Gross profit	—	833.2	176.0	—	1,009.2
Operating expenses:
Selling, general and administrative	—	523.3	163.0	—	686.3
Impairment, restructuring and other	—	34.1	3.5	—	37.6
Product registration and recall matters	—	11.4	—	—	11.4
Other income, net	—	(0.5)	(0.4)	—	(0.9)
Income from operations	—	264.9	9.9	—	274.8
Equity income in subsidiaries	(186.8)	(41.3)	—	228.1	—
Other non-operating income	(19.4)	—	—	19.4	—
Costs related to refinancing	1.2	—	—	—	1.2
Interest expense	48.1	20.0	2.3	(19.4)	51.0
Income from continuing operations before income taxes	156.9	286.2	7.6	(228.1)	222.6
Income tax (benefit) expense from continuing operations	(11.0)	90.9	2.8	—	82.7
Income from continuing operations	167.9	195.3	4.8	(228.1)	139.9
Income (loss) from discontinued operations, net of tax	—	(8.5)	36.5	—	28.0
Net income	$167.9	$186.8	$41.3	$(228.1)	$167.9

THE SCOTTS MIRACLE-GRO COMPANY
Condensed, Consolidated Statement of Comprehensive Income
for the fiscal year ended September 30, 2011
(In millions)

	Parent	Subsidiary Guarantors	Non- Guarantors	Eliminations	Consolidated
Net income	$167.9	$186.8	$41.3	$(228.1)	$167.9
Other comprehensive income (loss), net of tax:
Net foreign currency translation adjustment	—	—	(10.1)	—	(10.1)
Net change in derivatives	(4.3)	1.3	—	—	(3.0)
Net change in pension and other post retirement benefits	—	(1.6)	13.8	—	12.2
Total other comprehensive income (loss)	(4.3)	(0.3)	3.7	—	(0.9)
Comprehensive income	$163.6	$186.5	$45.0	$(228.1)	$167.0

THE SCOTTS MIRACLE-GRO COMPANY
Condensed, Consolidating Statement of Cash Flows
for the fiscal year ended September 30, 2011
(in millions)

	Parent	Subsidiary Guarantors	Non- Guarantors	Eliminations	Consolidated
NET CASH (USED IN) PROVIDED BY OPERATING ACTIVITIES	$(10.5)	$85.2	$47.4	$—	$122.1
INVESTING ACTIVITIES
Proceeds from sale of long-lived assets	—	0.2	—	—	0.2
Proceeds from sale of business, net of transaction costs	—	158.7	94.9	—	253.6
Investments in property, plant and equipment	—	(64.5)	(8.2)	—	(72.7)
Contingent consideration and related payments	—	(20.0)	—	—	(20.0)
Investment in acquired businesses, net of cash acquired	—	(7.6)	—	—	(7.6)
Net cash provided by investing activities	—	66.8	86.7	—	153.5
FINANCING ACTIVITIES
Borrowings under revolving and bank lines of credit and term loans	—	908.2	701.9	—	1,610.1
Repayments under revolving and bank lines of credit and term loans	(302.4)	(660.8)	(668.9)	—	(1,632.1)
Proceeds from issuance of Senior Notes, net of discount	200.0	—	—	—	200.0
Financing and issuance fees	(18.9)	—	—	—	(18.9)
Dividends paid	(67.9)	—	—	—	(67.9)
Purchase of common shares	(358.7)	—	—	—	(358.7)
Payments on seller notes	—	(0.3)	—	—	(0.3)
Excess tax benefits from share-based payment arrangements	—	5.6	—	—	5.6
Cash received from exercise of stock options	31.5	—	—	—	31.5
Intercompany financing	526.9	(405.3)	(121.6)	—	—
Net cash provided by (used in) financing activities	10.5	(152.6)	(88.6)	—	(230.7)
Effect of exchange rate changes on cash	—	—	(2.1)	—	(2.1)
Net (decrease) increase in cash and cash equivalents	—	(0.6)	43.4	—	42.8
Cash and cash equivalents at beginning of year	—	5.1	83.0	—	88.1
Cash and cash equivalents at end of year	$—	$4.5	$126.4	$—	$130.9

Schedule II—Valuation and Qualifying Accounts
for the fiscal year ended September 30, 2013

Column A	Column B	Column C	Column D	Column E	Column F
Classification	Balance at Beginning of Period	Reserves Acquired	Additions Charged to Expense	Deductions Credited and Write-Offs	Balance at End of Period
	(In millions)
Valuation and qualifying accounts deducted from the assets to which they apply:
Allowance for doubtful accounts	$10.5	$—	$5.5	$(6.5)	$9.5
Income tax valuation allowance	48.4	—	(4.0)	7.1	51.5

Schedule II—Valuation and Qualifying Accounts
for the fiscal year ended September 30, 2012

Column A	Column B	Column C	Column D	Column E	Column F
Classification	Balance at Beginning of Period	Reserves Acquired	Additions Charged to Expense	Deductions Credited and Write-Offs	Balance at End of Period
	(In millions)
Valuation and qualifying accounts deducted from the assets to which they apply:
Allowance for doubtful accounts	$12.9	$—	$19.1	$(21.5)	$10.5
Income tax valuation allowance	44.3	—	(0.6)	4.7	48.4

Schedule II—Valuation and Qualifying Accounts
for the fiscal year ended September 30, 2011

Column A	Column B	Column C	Column D	Column E	Column F
Classification	Balance at Beginning of Period	Reserves Acquired	Additions Charged to Expense	Deductions Credited and Write-Offs	Balance at End of Period
	(In millions)
Valuation and qualifying accounts deducted from the assets to which they apply:
Allowance for doubtful accounts	$7.7	$0.1	$9.5	$(4.4)	$12.9
Income tax valuation allowance	42.3	—	(2.0)	4.0	44.3

The Scotts Miracle-Gro Company
Index to Exhibits

Exhibit No.	Description	Location
3.1(a)	Initial Articles of Incorporation of The Scotts Miracle-Gro Company as filed with the Ohio Secretary of State on November 22, 2004	Incorporated herein by reference to the Current Report on Form 8-K of The Scotts Miracle-Gro Company, (the “Registrant”) filed March 24, 2005 (File No. 1-11593) [Exhibit 3.1]

3.1(b)	Certificate of Amendment by Shareholders to Articles of Incorporation of The Scotts Miracle-Gro Company as filed with the Ohio Secretary of State on March 18, 2005	Incorporated herein by reference to the Registrant’s Current Report on Form 8-K filed March 24, 2005 (File No. 1-11593) [Exhibit 3.2]

3.2	Code of Regulations of The Scotts Miracle-Gro Company	Incorporated herein by reference to the Registrant’s Current Report on Form 8-K filed March 24, 2005 (File No. 1-11593) [Exhibit 3.3]

4.1(a)	Indenture, dated January 14, 2010, among The Scotts Miracle-Gro Company, the guarantors from time to time party thereto and U.S. Bank National Association, as trustee	Incorporated herein by reference to the Registrant’s Current Report on Form 8-K filed January 14, 2010 (File No. 1-11593) [Exhibit 4.1]

4.1(b)	First Supplemental Indenture, dated January 14, 2010, among The Scotts Miracle-Gro Company, the subsidiary guarantors named therein and U.S. Bank National Association, as trustee	Incorporated herein by reference to the Registrant’s Current Report on Form 8-K filed January 14, 2010 (File No. 1-11593) [Exhibit 4.2]

4.1(c)	Second Supplemental Indenture, dated September 28, 2011, among The Scotts Miracle-Gro Company, the subsidiary guarantors named therein and U.S. Bank National Association, as trustee	Incorporated herein by reference to the Registrant's Annual Report on Form 10-K for the fiscal year ended September 30, 2011 (File No. 1-11593) [Exhibit 4.1(c)]

4.1(d)	Form of 7.25% Senior Notes due 2018	Incorporated herein by reference to the Registrant’s Current Report on Form 8-K filed January 14, 2010 (File No. 1-11593) [Included in Exhibit 4.2]

4.2(a)	Indenture, dated as of December 16, 2010, by and among The Scotts Miracle-Gro Company, the Guarantors (as defined therein) and U.S. Bank National Association, as trustee	Incorporated herein by reference to the Registrant’s Current Report on Form 8-K filed December 16, 2010 (File No. 1-11593) [Exhibit 4.1]

4.2(b)	First Supplemental Indenture, dated as of September 28, 2011, by and among The Scotts Miracle-Gro Company, the Guarantors (as defined therein) and U.S. Bank National Association, as trustee	Incorporated herein by reference to the Registrant's Annual Report on Form 10-K for the fiscal year ended September 30, 2011 (File No. 1-11593) [Exhibit 4.2(b)]

4.2(c)	Form of 6.625% Senior Notes due 2020	Incorporated herein by reference to the Registrant’s Current Report on Form 8-K filed December 16, 2010 (File No. 1-11593) [Included in Exhibit 4.1]

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

10.6(a)†	The Scotts Miracle-Gro Company Long-Term Incentive Plan (effective as of January 17, 2013)	Incorporated herein by reference to the Registrant’s Current Report on Form 8-K filed January 24, 2013 (File No. 1-11593) [Exhibit 10.1]

10.6(b)
Specimen form of Award Agreement for Nonemployee Directors used to evidence grants of Time-Based Nonqualified Stock Options which may be made under The Scotts Miracle-Gro Company 2006 Long-Term Incentive Plan (now known as The Scotts Miracle-Gro Company Long-Term Incentive Plan)
Incorporated herein by reference to the Registrant’s Current Report on Form 8-K filed February 2, 2006 (File No. 1-11593) [Exhibit 10.3]

10.6(c)(i)
Specimen form of Deferred Stock Unit Award Agreement for Nonemployee Directors (with Related Dividend Equivalents) used to evidence grants of Deferred Stock Units made under The Scotts Miracle-Gro Company Amended and Restated 2006 Long-Term Incentive Plan (now known as The Scotts Miracle-Gro Company Long-Term Incentive Plan) (February 4, 2008 through January 22, 2009 version)
Incorporated herein by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended December 29, 2007 (File No. 1-11593) [Exhibit 10(m)]

10.6(c)(ii)
Specimen form of Deferred Stock Unit Award Agreement for Nonemployee Directors (with Related Dividend Equivalents) used to evidence grants of Deferred Stock Units which may be made under The Scotts Miracle-Gro Company Amended and Restated 2006 Long-Term Incentive Plan (now known as The Scotts Miracle-Gro Company Long-Term Incentive Plan) (January 23, 2009 through January 19, 2012)
Incorporated herein by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended March 28, 2009 (File No. 1-11593) [Exhibit 10.1]

10.6(c)(iii)
Specimen form of Deferred Stock Unit Award Agreement for Nonemployee Directors (with Related Dividend Equivalents) used to evidence grants of Deferred Stock Units which may be made under The Scotts Miracle-Gro Company Amended and Restated 2006 Long-Term Incentive Plan (now known as The Scotts Miracle-Gro Company Long-Term Incentive Plan) (January 20, 2012 through January 17, 2013)
Incorporated herein by reference to the Registrant's Quarterly Report on Form 10-Q for the quarterly period ended December 31, 2011 (File No. 1-11593) [Exhibit 10.4]

10.6(c)(iv)
Specimen form of Deferred Stock Unit Award Agreement for Nonemployee Directors (with Related Dividend Equivalents) used to evidence grants of Deferred Stock Units made on January 20, 2012 to Adam Hanft and William G. Jurgensen under The Scotts Miracle-Gro Company Amended and Restated Long-Term Incentive Plan (now known as The Scotts Miracle-Gro Company Long-Term Incentive Plan)
Incorporated herein by reference to the Registrant's Quarterly Report on Form 10-Q for the quarterly period ended December 31, 2011 (File No. 1-11593) [Exhibit 10.5]

10.6(c)(v)
Specimen form of Deferred Stock Unit Award Agreement for Nonemployee Directors (with Related Dividend Equivalents) used to evidence grants of Deferred Stock Units which may be made under The Scotts Miracle-Gro Company Long-Term Incentive Plan (post-January 17, 2013 version)
Incorporated herein by reference to the Registrant's Quarterly Report on Form 10-Q for the quarterly period ended December 29, 2012 (File No. 1-11593) [Exhibit 10.3]

10.6(c)(vi)
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
Specimen form of Deferred Stock Unit Award Agreement for Nonemployee Directors (with Related Dividend Equivalents) used to evidence grants of Deferred Stock Units made under The Scotts Miracle-Gro Company Amended and Restated 2006 Long-Term Incentive Plan (now known as The Scotts Miracle-Gro Company Long-Term Incentive Plan) (Deferral of Cash Retainer — January 22, 2010 through January 20, 2011 version)
Incorporated herein by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended January 2, 2010 (File No. 1-11593) [Exhibit 10.1]

10.6(d)(ii)
Specimen form of Deferred Stock Unit Award Agreement for Nonemployee Directors (with Related Dividend Equivalents) used to evidence grants of Deferred Stock Units which may be made under The Scotts Miracle-Gro Company Amended and Restated 2006 Long-Term Incentive Plan (now known as The Scotts Miracle-Gro Company Long-Term Incentive Plan) (Deferral of Cash Retainer — January 21, 2011 through January 19, 2012)
Incorporated herein by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended January 1, 2011 (File No. 1-11593) [Exhibit 10.4]

10.6(d)(iii)
Specimen form of Deferred Stock Unit Award Agreement for Nonemployee Directors (with Related Dividend Equivalents) used to evidence grants of Deferred Stock Units which may be made under The Scotts Miracle-Gro Company Amended and Restated 2006 Long-Term Incentive Plan (now known as The Scotts Miracle-Gro Company Long-Term Incentive Plan) (Deferral of Cash Retainer — January 20, 2012 through January 17, 2013)
Incorporated herein by reference to the Registrant's Quarterly Report on Form 10-Q for the quarterly period ended December 31, 2011 (File No. 1-11593) [Exhibit 10.6]

10.6(d)(iv)
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
Specimen form of Award Agreement used to evidence grants of Restricted Stock Units, Performance Shares, Nonqualified Stock Options, Incentive Stock Options, Restricted Stock and Stock Appreciation Rights made under The Scotts Miracle-Gro Company 2006 Long-Term Incentive Plan (now known as The Scotts Miracle-Gro Company Long-Term Incentive Plan) [pre-October 30, 2007 version]
Incorporated herein by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended December 31, 2005 (File No. 1-11593) [Exhibit 10(b)]

10.6(f)(i)†
Specimen form of Restricted Stock Unit Award Agreement for Employees (with Related Dividend Equivalents) used to evidence grants of Restricted Stock Units which may be made under The Scotts Miracle-Gro Company Amended and Restated 2006 Long-Term Incentive Plan (now known as The Scotts Miracle-Gro Company Long-Term Incentive Plan) (January 20, 2010 through January 19, 2012 version)
Incorporated herein by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended January 2, 2010 (File No. 1-11593) [Exhibit 10.2]

10.6(f)(ii)†
Specimen form of Restricted Stock Unit Award Agreement for Employees (with Related Dividend Equivalents) used to evidence grants of Restricted Stock Units which may be made under The Scotts Miracle-Gro Company Amended and Restated 2006 Long-Term Incentive Plan (now known as The Scotts Miracle-Gro Company Long-Term Incentive Plan) (January 20, 2012 through January 17, 2013)
Incorporated herein by reference to the Registrant's Quarterly Report on Form 10-Q for the quarterly period ended December 31, 2011 (File No. 1-11593) [Exhibit 10.2]

10.6(f)(iii)†
Specimen form of Restricted Stock Unit Award Agreement for Employees (with Related Dividend Equivalents) used to evidence grants of Restricted Stock Units which may be made under The Scotts Miracle-Gro Company Long-Term Incentive Plan (post-January 17, 2013 version)
Incorporated herein by reference to the Registrant's Quarterly Report on Form 10-Q for the quarterly period ended December 29, 2012 (File No. 1-11593) [Exhibit 10.5]

10.6(f)(iv)†
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
Specimen form of Performance Unit Award Agreement for Employees (with Related Dividend Equivalents) used to evidence grants of Performance Units which may be made under The Scotts Miracle-Gro Company Amended and Restated 2006 Long-Term Incentive Plan (now known as The Scotts Miracle-Gro Company Long-Term Incentive Plan) (January 21, 2011 through January 19, 2012 version)
Incorporated herein by reference to the Registrant’s Current Report on Form 8-K filed January 26, 2011 (File No. 1-11593) [Exhibit 10.1]

10.6(g)(ii)†
Specimen form of Performance Unit Award Agreement for Employees (with Related Dividend Equivalents) used to evidence grants of Performance Units which may be made under The Scotts Miracle-Gro Company Amended and Restated 2006 Long-Term Incentive Plan (now known as The Scotts Miracle-Gro Company Long-Term Incentive Plan) (January 20, 2012 through January 17, 2013
Incorporated herein by reference to the Registrant's Quarterly Report on Form 10-Q for the quarterly period ended December 31, 2011 (File No. 1-11593) [Exhibit 10.1]

10.6(g)(iii)†
Specimen form of Performance Unit Award Agreement for Employees (with Related Dividend Equivalents) used to evidence grants of Performance Units which may be made under The Scotts Miracle-Gro Company Long-Term Incentive Plan (January
17, 2013 version)
Incorporated herein by reference to the Registrant's Quarterly Report on Form 10-Q for the quarterly period ended December 29, 2012 (File No. 1-11593) [Exhibit 10.6]

10.6(g)(iv)†
Specimen form of Performance Unit Award Agreement for Employees (with Related Dividend Equivalents) used to evidence grants of Performance Units made on January 18, 2013 to James Hagedorn under The Scotts Miracle-Gro Company Long-Term Incentive Plan
Incorporated herein by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended March 30, 2013 (File No. 1-11593) [Exhibit 10.8]

10.6(h)(i)†
Specimen form of Nonqualified Stock Option Award Agreement for Employees used to evidence grants of Nonqualified Stock Options made under The Scotts Miracle-Gro Company 2006 Long-Term Incentive Plan (now known as The Scotts Miracle-Gro Company Long-Term Incentive Plan) [October 30, 2007 through October 8, 2008 version]
Incorporated herein by reference to the Registrant’s Annual Report on Form 10-K for the fiscal year ended September 30, 2007 (File No. 1-11593) [Exhibit 10(t)(3)]

10.6(h)(ii)†
Specimen form of Nonqualified Stock Option Award Agreement for Employees used to evidence grants of Nonqualified Stock Options made under The Scotts Miracle-Gro Company Amended and Restated 2006 Long-Term Incentive Plan (now known as The Scotts Miracle-Gro Company Long-Term Incentive Plan) (October 9, 2008 through January 19, 2010 version)
Incorporated herein by reference to the Registrant’s Annual Report on Form 10-K for the fiscal year ended September 30, 2008 (File No. 1-11593) [Exhibit 10.7(f)(ii)]

10.6(h)(iii)†
Specimen form of Nonqualified Stock Option Award Agreement for Employees used to evidence grants of Nonqualified Stock Options which may be made under The Scotts Miracle-Gro Company Amended and Restated 2006 Long-Term Incentive Plan (now known as The Scotts Miracle-Gro Company Long-Term Incentive Plan) (January 20, 2010 through January 19, 2012 version)
Incorporated herein by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended January 2, 2010 (File No. 1-11593) [Exhibit 10.4]

10.6(h)(iv)†
Specimen form of Nonqualified Stock Option Award Agreement for Employees used to evidence grants of Nonqualified Stock Options which may be made under The Scotts Miracle-Gro Company Amended and Restated 2006 Long-Term Incentive Plan (now known as The Scotts Miracle-Gro Company Long-Term Incentive Plan) (January 20, 2012 through January 17, 2013)
Incorporated herein by reference to the Registrant's Quarterly Report on Form 10-Q for the quarterly period ended December 31, 2011 (File No. 1-11593) [Exhibit 10.3]

10.6(h)(v)†
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

10.8(a)(i)†	The Scotts Company LLC Executive Retirement Plan, As Amended and Restated as of January 1, 2011 (executed December 22, 2010)	Incorporated herein by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended January 1, 2011 (File No. 1-11593) [Exhibit 10.3]

10.8(a)(ii)†	First Amendment to The Scotts Company LLC Executive Retirement Plan, as Amended and Restated as of January 1, 2011 (effective as of January 1, 2011)	Incorporated herein by reference to the Registrant's Quarterly Report on Form 10-Q for the quarterly period ended December 29, 2012 (File No. 1-11593) [Exhibit 10.8]

10.8(a)(iii)†	Second Amendment to The Scotts Company LLC Executive Retirement Plan, as Amended and Restated as of January 1, 2011 (effective as of January 1, 2012)	Incorporated herein by reference to the Registrant's Quarterly Report on Form 10-Q for the quarterly period ended December 29, 2012 (File No. 1-11593) [Exhibit 10.9]

10.8(a)(iv)†	Third Amendment to The Scotts Company LLC Executive Retirement Plan, as Amended and Restated as of January 1, 2011 (effective as of January 1, 2013)	Incorporated herein by reference to the Registrant's Quarterly Report on Form 10-Q for the quarterly period ended December 29, 2012 (File No. 1-11593) [Exhibit 10.10]

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

10.10(c)†	Separation Agreement and Release of All Claims, entered into and effective as of July 10, 2013, by and between The Scotts Company LLC and Vincent C. Brockman	Incorporated herein by reference to the Registrant's Current Report on Form 8-K filed July 11, 2013 (File No. 1-11593) [Exhibit 10.1]

10.10(d)	Consulting Agreement, dated as of May 9, 2013, between The Scotts Miracle-Gro Company and Dr. Michael Porter	Incorporated herein by reference to the Registrant's Quarterly Report on Form 10-Q for the quarterly period ended June 29, 2013 (File No. 1-11593) [Exhibit 10.3]

10.11(a)†	The Scotts Company LLC Executive Severance Plan, adopted on May 4, 2011	Incorporated herein by reference to the Registrant’s Current Report on Form 8-K filed May 10, 2011 (File No. 1-11593) [Exhibit 10.1]

10.11(b)†	Form of Tier 1 Participation Agreement under The Scotts Company LLC Executive Severance Plan	Incorporated herein by reference to the Registrant’s Current Report on Form 8-K filed May 10, 2011 (File No. 1-11593) [Exhibit 10.2]

10.11(c)†	Executive Officers of The Scotts Miracle-Gro Company who are parties to form of Tier 1 Participation Agreement under The Scotts Company LLC Executive Severance Plan	*

10.12(a)	Amended and Restated Exclusive Agency and Marketing Agreement, effective as of September 30, 1998, between Monsanto Company and The Scotts Company LLC (as successor to The Scotts Company)	Incorporated herein by reference to the Registrant’s Annual Report on Form 10-K for the fiscal year ended September 30, 2005 (File No. 1-11593) [Exhibit 10(x)]

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

10.15(a)
Master Accounts Receivable Purchase Agreement, dated as of November 15, 2012, by and among The Scotts Miracle-Gro Company, The Scotts Company LLC, The Bank of Nova Scotia, Suntrust Bank, RB Receivables LLC and Mizuho Corporate Bank, Ltd., as Administrative Agent and as a Bank
Incorporated herein by reference to the Registrant’s Annual Report on Form 10-K for the fiscal year ended September 30, 2012 (File No. 1-11593) [Exhibit 10.16]

10.15(b)
First Amendment, dated as of October 25, 2013, to the Master Accounts Receivable Purchase Agreement, dated as of November 15, 2012, among The Scotts Miracle-Gro Company, The Scotts Company LLC, The Bank of Nova Scotia, Suntrust Bank, RB Receivables LLC and Mizuho Bank, Ltd., as Administrative Agent and as a Bank
Incorporated herein by reference to the Registrant’s Current Report on Form 8-K filed October 31, 2013 (File No. 1-11593) [Exhibit 10.1]

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