Form 10-Q
period 2013-12-28
SCOTTS MIRACLE-GRO CO
filed 2014-02-06
CIK 825542

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_________________________________________
FORM 10-Q
_________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 28, 2013
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

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding at February 4, 2014
Common Shares, $0.01 stated value, no par value	62,057,874 common shares

PART I—FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
THE SCOTTS MIRACLE-GRO COMPANY
Condensed Consolidated Statements of Operations
(In millions, except per common share data)
(Unaudited)

	THREE MONTHS ENDED
	DECEMBER 28, 2013	DECEMBER 29, 2012
Net sales	$196.4	$205.8
Cost of sales	161.5	174.7
Gross profit	34.9	31.1
Operating expenses:
Selling, general and administrative	125.1	124.5
Impairment, restructuring and other	0.3	(0.4)
Other income, net	(1.0)	(1.1)
Loss from operations	(89.5)	(91.9)
Interest expense	13.9	13.2
Loss from continuing operations before income taxes	(103.4)	(105.1)
Income tax benefit from continuing operations	(37.8)	(36.8)
Loss from continuing operations	(65.6)	(68.3)
Income from discontinued operations, net of tax	—	0.6
Net loss	$(65.6)	$(67.7)
Basic loss per common share:
Loss from continuing operations	$(1.06)	$(1.11)
Income from discontinued operations	—	0.01
Basic loss per common share	$(1.06)	$(1.10)
Weighted-average common shares outstanding during the period	62.1	61.4
Diluted loss per common share:
Loss from continuing operations	$(1.06)	$(1.11)
Income from discontinued operations	—	0.01
Diluted loss per common share	$(1.06)	$(1.10)
Weighted-average common shares outstanding during the period plus dilutive potential common shares	62.1	61.4
Dividends declared per common share	$0.438	$0.330

See notes to condensed consolidated financial statements.

THE SCOTTS MIRACLE-GRO COMPANY
Condensed Consolidated Statements of Comprehensive Loss
(In millions)
(Unaudited)

	THREE MONTHS ENDED
	DECEMBER 28, 2013	DECEMBER 29, 2012
Net loss	$(65.6)	$(67.7)
Other comprehensive income (loss), net of tax:
Net foreign currency translation adjustment	(1.4)	(3.7)
Net unrealized gain (loss) on derivative instruments, net of tax of $0.2 and $1.2, respectively	0.4	(1.9)
Reclassification of net unrealized loss on derivatives to net income, net of tax of $1.9 and $0.7, respectively	3.1	1.1
Net unrealized loss in pension and other post-retirement benefits, net of tax of $0.2 and $0, respectively	(0.3)	—
Reclassification of net pension and post-retirement benefit loss to net income, net of tax of $0.5 and $0.8, respectively	0.8	1.2
Total other comprehensive income (loss)	2.6	(3.3)
Comprehensive loss	$(63.0)	$(71.0)
See notes to condensed consolidated financial statements.

THE SCOTTS MIRACLE-GRO COMPANY
Condensed Consolidated Statements of Cash Flows
(In millions)
(Unaudited)

	THREE MONTHS ENDED
	DECEMBER 28, 2013	DECEMBER 29, 2012
OPERATING ACTIVITIES
Net loss	$(65.6)	$(67.7)
Adjustments to reconcile net loss to net cash used in operating activities:
Impairment, restructuring and other	—	4.6
Share-based compensation expense	1.8	1.9
Depreciation	13.0	13.6
Amortization	3.1	2.7
Loss on sale of long-lived assets	0.1	—
Changes in assets and liabilities, net of acquired businesses:
Accounts receivable	145.5	163.6
Inventories	(278.9)	(231.8)
Prepaid and other assets	(6.9)	(2.3)
Accounts payable	98.5	48.2
Other current liabilities	(88.1)	(92.2)
Restructuring reserves	(4.2)	(3.1)
Other non-current items	1.7	(3.7)
Other, net	(0.2)	(2.4)
Net cash used in operating activities	(180.2)	(168.6)

INVESTING ACTIVITIES
Proceeds from sale of long-lived assets	—	0.1
Investments in property, plant and equipment	(43.4)	(25.0)
Investment in acquired business, net of cash acquired	(60.0)	(3.2)
Net cash used in investing activities	(103.4)	(28.1)

FINANCING ACTIVITIES
Borrowings under revolving and bank lines of credit	508.3	463.8
Repayments under revolving and bank lines of credit	(197.1)	(264.2)
Financing and issuance fees	(6.1)	—
Dividends paid	(27.3)	(19.9)
Purchase of common shares	(8.5)	—
Excess tax benefits from share-based payment arrangements	2.8	0.4
Cash received from the exercise of stock options	5.1	0.7
Net cash provided by financing activities	277.2	180.8
Effect of exchange rate changes on cash	1.2	(0.4)
Net decrease in cash and cash equivalents	(5.2)	(16.3)
Cash and cash equivalents, beginning of period	129.8	131.9
Cash and cash equivalents, end of period	$124.6	$115.6

SUPPLEMENTAL CASH FLOW INFORMATION
Interest paid	$(11.6)	$(11.4)
Income taxes paid	(2.2)	(2.8)
See notes to condensed consolidated financial statements.

THE SCOTTS MIRACLE-GRO COMPANY
Condensed Consolidated Balance Sheets
(In millions, except stated value per share)

	DECEMBER 28, 2013	DECEMBER 29, 2012	SEPTEMBER 30, 2013
	(UNAUDITED)	(UNAUDITED)
ASSETS
Current assets:
Cash and cash equivalents	$124.6	$115.6	$129.8
Accounts receivable, less allowances of $8.8, $8.7 and $9.5, respectively	158.2	168.4	206.6
Accounts receivable pledged	9.3	—	106.7
Inventories	605.7	646.7	324.9
Prepaid and other current assets	117.9	126.2	113.0
Total current assets	1,015.7	1,056.9	881.0
Property, plant and equipment, net of accumulated depreciation of $586.6, $556.4 and $573.4, respectively	447.5	424.0	422.3
Goodwill	335.0	314.4	315.1
Intangible assets, net	320.0	303.3	284.4
Other assets	41.2	29.5	34.4
Total assets	$2,159.4	$2,128.1	$1,937.2

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current portion of debt	$229.7	$4.3	$92.4
Accounts payable	230.8	185.5	137.7
Other current liabilities	188.4	186.6	279.7
Total current liabilities	648.9	376.4	509.8
Long-term debt	652.3	981.9	478.1
Other liabilities	236.9	256.0	238.8
Total liabilities	1,538.1	1,614.3	1,226.7
Contingencies (note 11)
Shareholders’ equity:
Common shares and capital in excess of $.01 stated value per share, 62.2, 61.5 and 62.0 shares issued and outstanding, respectively	394.2	405.3	397.5
Retained earnings	610.2	542.2	703.4
Treasury shares, at cost: 6.0, 6.7 and 6.1 shares, respectively	(307.9)	(343.1)	(312.6)
Accumulated other comprehensive loss	(75.2)	(90.6)	(77.8)
Total shareholders’ equity	621.3	513.8	710.5
Total liabilities and shareholders’ equity	$2,159.4	$2,128.1	$1,937.2
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
Organization and Basis of Presentation
The Company’s unaudited condensed consolidated financial statements for the three months ended December 28, 2013 and December 29, 2012 are presented in accordance with accounting principles generally accepted in the United States of America (“GAAP”). The condensed consolidated financial statements include the accounts of Scotts Miracle-Gro and its subsidiaries. All intercompany transactions and accounts have been eliminated in consolidation. The Company’s consolidation criteria are based on majority ownership (as evidenced by a majority voting interest in the entity) and an objective evaluation and determination of effective management control. In the opinion of management, interim results reflect all normal and recurring adjustments and are not necessarily indicative of results for a full year.
Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been omitted or condensed pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Accordingly, this report should be read in conjunction with Scotts Miracle-Gro’s Annual Report on Form 10-K for the fiscal year ended September 30, 2013, which includes a complete set of footnote disclosures, including the Company’s significant accounting policies.
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

The following table summarizes the results of the professional seed business within discontinued operations for the periods presented:

THREE MONTHS ENDED
DECEMBER 29, 2012
(In millions)
Net sales	$—
Operating costs	(0.8)
Other income, net	—
Income from discontinued operations before income taxes	0.8
Income tax expense from discontinued operations	0.2
Income from discontinued operations	$0.6
NOTE 3. ACQUISITIONS
On October 14, 2013, the Company completed the $60.0 million all-cash acquisition of the Tomcat® consumer rodent control business from Bell Laboratories, Inc. located in Madison, Wisconsin. Tomcat® consumer products are sold at home centers, mass retailers, grocery, drug and general merchandise stores across the U.S., Canada, Europe and Australia. The assessment of fair value is preliminary and is based on information that was available at the time the consolidated financial statements were prepared. The valuation of acquired assets resulted in the recognition of finite-lived identifiable intangible assets of $38.1 million, goodwill of $19.9 million and inventory of $2.0 million. Identifiable intangible assets included tradename, technology, customer relationships, product registrations and non-compete agreements with useful lives ranging between 10 - 30 years. The estimated fair values of the identifiable intangible assets were determined using an income-based approach, which includes market participant expectations of cash flows that an asset will generate over the remaining useful life discounted to present value using an appropriate rate of return.
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

NOTE 4. IMPAIRMENT, RESTRUCTURING AND OTHER
Activity described herein is classified within the “Impairment, restructuring and other” line in the Condensed Consolidated Statements of Operations.
During the three months ended December 28, 2013, the Company recognized $0.3 million in restructuring costs related to termination benefits provided to international employees as part of the profitability improvement initiative announced in December 2012, associated with the international restructuring plan to reduce headcount and streamline management decision making within the Global Consumer segment.
During the three months ended December 29, 2012, the Company recognized income of $4.7 million related to the reimbursement by a vendor of a portion of the costs incurred for the development and commercialization of products including the active ingredient MAT 28 for the Global Consumer segment. During the first quarter of fiscal 2013, the Company also recognized a $4.3 million asset impairment charge as a result of issues with the commercialization of an insect repellent technology for the Global Consumer segment.
The following table summarizes the activity related to liabilities associated with the restructuring and other charges during the three months ended December 28, 2013 (in millions):

Amounts reserved for restructuring and other charges at September 30, 2013	$11.1
Restructuring and other charges	0.3
Payments and other	(4.2)
Amounts reserved for restructuring and other charges at December 28, 2013	$7.2

Included in the restructuring reserves as of December 28, 2013 is $3.1 million that is classified as long-term. Payments against the long-term reserves will be incurred as the employees covered by the 2012 restructuring plan retire. The remaining amounts reserved will continue to be paid out over the course of the remainder of fiscal 2014.
NOTE 5. INVENTORIES
Inventories consisted of the following for each of the periods presented:

	DECEMBER 28, 2013	DECEMBER 29, 2012	SEPTEMBER 30, 2013
	(In millions)
Finished goods	$412.4	$411.2	$182.6
Work-in-process	49.8	63.3	42.7
Raw materials	143.5	172.2	99.6
Total inventories	$605.7	$646.7	$324.9

Adjustments to reflect inventories at net realizable values were $19.4 million at December 28, 2013, $16.9 million at December 29, 2012 and $19.7 million at September 30, 2013.
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
In consideration for the rights granted to the Company under the Marketing Agreement for North America, the Company was required to pay a marketing fee of $32 million to Monsanto. The Company has deferred this amount on the basis that the payment will provide a future benefit through commissions that will be earned under the Marketing Agreement. The economic useful life over which the marketing fee is being amortized is 20 years, with a remaining amortization period of less than five years as of December 28, 2013.
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
The gross commission earned under the Marketing Agreement, the contribution payments to Monsanto and the amortization of the initial marketing fee paid to Monsanto are included in the calculation of net sales in the Company’s Consolidated Statements of Operations. The elements of the net commission and reimbursements earned under the Marketing Agreement and included in “Net sales” are as follows:

	THREE MONTHS ENDED
	DECEMBER 28, 2013	DECEMBER 29, 2012
	(In millions)
Gross commission	$—	$—
Contribution expenses	(5.0)	(5.0)
Amortization of marketing fee	(0.2)	(0.2)
Net commission loss	(5.2)	(5.2)
Reimbursements associated with Marketing Agreement	15.1	13.7
Total net sales associated with Marketing Agreement	$9.9	$8.5

The Marketing Agreement has no definite term except as it relates to the European Union countries (the “EU term”). The EU term extends through September 30, 2015. Thereafter, the Marketing Agreement provides that the parties may agree to renew the EU term for an additional three years.
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
NOTE 7. DEBT
The components of long-term debt are as follows:

	DECEMBER 28, 2013	DECEMBER 29, 2012	SEPTEMBER 30, 2013
	(In millions)
Credit facility – revolving loans	$447.4	$575.5	$73.0
Senior Notes – 7.25% (redeemed in January 2014)	200.0	200.0	200.0
Senior Notes – 6.625%	200.0	200.0	200.0
Master Accounts Receivable Purchase Agreement	7.4	—	85.3
Other	27.2	10.7	12.2
	882.0	986.2	570.5
Less current portions	229.7	4.3	92.4
Total long-term debt	$652.3	$981.9	$478.1

On January 15, 2014, the Company redeemed all of its outstanding $200 million aggregate principal amount of 7.25% senior notes due 2018 (the “7.25% Senior Notes”) paying a redemption price of $214.5 million, which included $7.25 million of accrued and unpaid interest, $7.25 million of call premium, and $200 million for outstanding principal amount. The $7.25 million call premium charge will be recognized in the Company's second quarter of fiscal 2014. As of December 28, 2013, the Company has classified the $200 million of the 7.25% Senior Notes as current portion of debt on the Consolidated Balance Sheet. Additionally, the Company has $3.5 million in unamortized bond issuance costs as of December 28, 2013, which are expected to be written-off in the Company's second quarter of fiscal 2014.
On December 20, 2013, the Company entered into a third amended and restated senior secured credit agreement, providing the Company and certain of its subsidiaries with a five-year senior secured revolving loan facility in the aggregate principal amount of up to $1.7 billion. The third amended and restated senior secured credit agreement also provides the Company with the right to seek to increase the credit facility by an aggregate amount of up to $450.0 million, subject to certain specified conditions. The credit agreement replaces the Company’s second amended and restated senior secured credit agreement, which was entered into on June 30, 2011.

The terms of the credit agreement include customary representations and warranties, customary affirmative and negative covenants, customary financial covenants and customary events of default. The proceeds of the credit facility may be used: (i) to finance working capital requirements and other general corporate purposes of the Company and its subsidiaries; and (ii) to refinance the amounts outstanding under the existing credit agreement. The credit facility will be available for issuance of up to $75 million of letters of credit and for borrowings under swing line loans of up to $100 million. The credit facility will terminate on December 20, 2018. The existing second amended and restated senior secured credit agreement would have terminated on June 30, 2016, if it had not been terminated early pursuant to the credit facility.
Under the terms of the third amended and restated credit agreement, loans made under the credit facility bear interest, at the Company’s election, at a rate per annum equal to either the ABR or LIBOR (both as defined in the third amended and restated credit agreement) plus the applicable margin. The credit facility is guaranteed by substantially all of the Company's domestic subsidiaries. The credit facility is secured by (1) a perfected first priority security interest in all of the accounts receivable, inventory and equipment of the Company and those of the Company’s domestic subsidiaries that are parties to the third amended and restated guarantee and collateral agreement and (2) the pledge of all of the capital stock of the Company’s domestic subsidiaries that are parties to the third amended and restated guarantee and collateral agreement.

As of December 28, 2013, there was $1,229.3 million of availability under the Company’s senior secured credit facility, including availability under letters of credit. Under the credit facility, the Company has the ability to obtain letters of credit up to $75 million outstanding. At December 28, 2013, the Company had letters of credit in the aggregate face amount of $23.3 million outstanding on the credit facility.
The senior secured credit agreement contains, among other obligations, an affirmative covenant regarding the Company’s leverage ratio, calculated as average total indebtedness, as described in the Company’s credit facility, relative to the Company’s earnings before interest, taxes, depreciation and amortization (“EBITDA”), as adjusted pursuant to the terms of the credit facility (“Adjusted EBITDA”). Under the terms of the credit facility, the maximum leverage ratio was 4.00 as of December 28, 2013. The Company’s leverage ratio was 2.04 at December 28, 2013. The Company’s credit facility also includes an affirmative covenant regarding its interest coverage ratio. The interest coverage ratio is calculated as Adjusted EBITDA divided by interest expense, as described in the credit facility, and excludes costs related to refinancings. Under the terms of the credit facility, the minimum interest coverage ratio was 3.50 for the twelve months ended December 28, 2013. The Company’s interest coverage ratio was 7.06 for the twelve months ended December 28, 2013. The Company may make restricted payments (as defined in the credit agreement); provided that if after giving effect to any such restricted payment the leverage ratio is not greater than 3.0 to 1.0. Otherwise the Company may only make restricted payments in an aggregate amount for each fiscal year not to exceed the amount set forth for such fiscal year ($150.0 million for 2014 and 2015 and $175.0 million for 2016 and in each fiscal year thereafter).
The Company accounts for the sale of receivables under the Master Accounts Receivable Purchase Agreement (“MARP Agreement”) as short-term debt and continues to carry the receivables on its Consolidated Balance Sheet, primarily as a result of the Company’s right to repurchase receivables sold. Refer to “NOTE 10. DEBT” in the Company's Form 10-K for the year ended September 30, 2013 for more information regarding the MARP Agreement. There were $7.4 million in borrowings under the MARP Agreement as of December 28, 2013 and no borrowings as of December 29, 2012. The carrying value of the receivables pledged as collateral was $9.3 million as of December 28, 2013.
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
7.25% Senior Notes (redeemed in January 2014)
The fair value of Scotts Miracle-Gro’s 7.25% senior notes due 2018 can be determined based on the trading of the 7.25% Senior Notes in the open market. The difference between the carrying value and the fair value of the 7.25% Senior Notes represents the premium or discount on that date. Based on the trading value on or around December 28, 2013, December 29, 2012 and September 30, 2013, the fair value of the 7.25% Senior Notes was approximately $207.3 million, $214.3 million and $209.5 million, respectively. The fair value measurement for the 7.25% Senior Notes was classified in Level 1 of the fair value hierarchy.

6.625% Senior Notes
The fair value of Scotts Miracle-Gro’s 6.625% Senior Notes due 2020 (the “6.625% Senior Notes”) can be determined based on the trading of the 6.625% Senior Notes in the open market. The difference between the carrying value and the fair value of the 6.625% Senior Notes represents the premium or discount on that date. Based on the trading value on or around December 28, 2013, December 29, 2012 and September 30, 2013, the fair value of the 6.625% Senior Notes was approximately $216.2 million, $220.5 million and $213.5 million, respectively. The fair value measurement for the 6.625% Senior Notes was classified in Level 1 of the fair value hierarchy.
Interest Rate Swap Agreements
At December 28, 2013, December 29, 2012 and September 30, 2013, the Company had outstanding interest rate swap agreements with major financial institutions that effectively converted a portion of the Company’s variable-rate debt to a fixed rate. The swap agreements had a total U.S. dollar equivalent notional amount of $1,100 million at December 28, 2013, December 29, 2012 and September 30, 2013. Interest payments made between the effective date and expiration date are hedged by the swap agreements, except as noted below. The notional amount, effective date, expiration date and rate of each of these swap agreements are shown in the table below.

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

NOTE 8. RETIREMENT AND RETIREE MEDICAL PLANS
The following summarizes the components of net periodic benefit cost for the retirement and retiree medical plans sponsored by the Company:

	THREE MONTHS ENDED
	DECEMBER 28, 2013			DECEMBER 29, 2012
	U.S. Pension	International Pension	U.S. Medical	U.S. Pension	International Pension	U.S. Medical
	(In millions)
Service cost	$—	$0.5	$0.1	$—	$0.4	$0.1
Interest cost	1.1	3.2	0.3	1.0	2.5	0.3
Expected return on plan assets	(1.3)	(3.6)	—	(1.3)	(2.7)	—
Net amortization	1.0	0.5	—	1.2	0.4	0.1
Net periodic benefit cost	$0.8	$0.6	$0.4	$0.9	$0.6	$0.5
NOTE 9. SHAREHOLDERS' EQUITY
During the three months ended December 28, 2013, Scotts Miracle-Gro repurchased 0.2 million of its common shares (the “Common Shares”) for $8.5 million. These repurchases were made pursuant to the $700 million share repurchase program approved by the Scotts Miracle-Gro Board of Directors. Since the inception of the program in the fourth quarter of fiscal 2010 through December 28, 2013, Scotts Miracle-Gro has repurchased approximately 8.0 million Common Shares for $409.7 million to be held in treasury.
Share-Based Awards
The following is a summary of the share-based awards granted during the periods indicated:

	THREE MONTHS ENDED
	DECEMBER 28, 2013	DECEMBER 29, 2012
Restricted stock units (including deferred stock units)	32,067	8,693

Aggregate fair value at grant dates (in millions)	$1.9	$0.4

Total share-based compensation recognized was as follows for the periods indicated:

	THREE MONTHS ENDED
	DECEMBER 28, 2013	DECEMBER 29, 2012
	(In millions)
Share-based compensation	$1.8	$1.9

Subsequent to December 28, 2013, Scotts Miracle-Gro awarded performance share units, restricted stock units and deferred stock units covering 0.2 million Common Shares to employees and members of the Board of Directors with an estimated fair value of $13.9 million on the date of the grant.

NOTE 10. INCOME TAXES
The effective tax rate related to continuing operations for the three months ended December 28, 2013 was 36.6%, compared to 35.0% for the three months ended December 29, 2012. The effective tax rate used for interim reporting purposes is based on management’s best estimate of factors impacting the effective tax rate for the full fiscal year. An allocation of the income tax expense has been separately determined to report the discontinued operations, net of tax. There can be no assurance that the effective tax rate estimated for interim financial reporting purposes will approximate the effective tax rate determined at fiscal year end.

Scotts Miracle−Gro or one of its subsidiaries files income tax returns in the U.S. federal jurisdiction and various state, local and foreign jurisdictions. With few exceptions, which are discussed further below, the Company is no longer subject to examination by these tax authorities for fiscal years prior to 2010. The Company is currently under examination by the Internal Revenue Service and certain foreign and U.S. state and local tax authorities. The U.S. federal examination is limited to fiscal year 2011. Regarding the foreign jurisdictions, an audit is currently underway in France covering fiscal years 2010 through 2012. In regard to the multiple U.S., state and local audits, the tax periods under examination are limited to fiscal years 1997 through 2011. In addition to the aforementioned audits, certain other tax deficiency notices and refund claims for previous years remain unresolved.
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
NOTE 11. CONTINGENCIES
Management regularly evaluates the Company’s contingencies, including various lawsuits and claims which arise in the normal course of business, product and general liabilities, workers’ compensation, property losses and other liabilities for which the Company is self-insured or retains a high exposure limit. Self-insurance reserves are established based on actuarial loss estimates for specific individual claims plus actuarially estimated amounts for incurred but not reported claims and adverse development factors applied to existing claims. Legal costs incurred in connection with the resolution of claims, lawsuits and other contingencies generally are expensed as incurred. In the opinion of management, the assessment of contingencies is reasonable and related reserves, in the aggregate, are adequate; however, there can be no assurance that final resolution of these matters will not have a material effect on the Company’s financial condition, results of operations or cash flows.
Regulatory Matters
At December 28, 2013, $4.1 million was accrued in the “Other liabilities” line in the Consolidated Balance Sheet for environmental actions, the majority of which are for site remediation. The amounts accrued are believed to be adequate to cover such known environmental exposures based on current facts and estimates of likely outcomes. Although it is reasonably possible that the costs to resolve such known environmental exposures will exceed the amounts accrued, any variation from accrued amounts is not expected to be material.
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
Exchange Rate Risk Management
The Company periodically uses foreign currency swap contracts to manage the exchange rate risk associated with intercompany loans with foreign subsidiaries that are denominated in local currencies. At December 28, 2013, the notional amount of outstanding foreign currency swap contracts was $103.7 million, with a negative fair value of $0.5 million. At December 29, 2012, the notional amount of outstanding foreign currency swap contracts was $306.7 million, with a fair value of $0.3 million. At September 30, 2013, the notional amount of outstanding foreign currency swap contracts was $80.4 million, with a negative fair value of $2.1 million. The fair value of foreign currency swap contracts is determined based on changes in spot rates. The outstanding contracts will mature over the next fiscal year.
Interest Rate Risk Management
The Company enters into interest rate swap agreements as a means to hedge its variable interest rate risk on debt instruments. The fair values are reflected in the Company’s Condensed Consolidated Balance Sheets. Net amounts to be received or paid under the swap agreements are reflected as adjustments to interest expense. Since the interest rate swap agreements have been designated as hedging instruments, unrealized gains or losses resulting from adjusting these swaps to fair value are recorded as elements of accumulated other comprehensive income (loss) (“AOCI”) within the Condensed Consolidated Balance Sheets except for any ineffective portion of the change in fair value, which is immediately recorded in interest expense. The fair value of the swap agreements is determined based on the present value of the estimated future net cash flows using implied rates in the applicable yield curve as of the valuation date. On December 20, 2013, in conjunction with entering into the third amended and restated senior secured credit facility, the Company recognized hedge ineffectiveness of $2.0 million which was recorded to interest expense.
At December 28, 2013, December 29, 2012 and September 30, 2013, the Company had outstanding interest rate swap agreements with major financial institutions that effectively converted a portion of the Company’s variable-rate debt to a fixed rate. The swap agreements had a total U.S. dollar equivalent notional amount of $1,100 million at December 28, 2013, December 29, 2012 and September 30, 2013. Included in the AOCI balance at December 28, 2013 was a loss of $2.7 million related to interest rate swap agreements that is expected to be reclassified to earnings during the next 12 months, consistent with the timing of the underlying hedged transactions.
Commodity Price Risk Management
The Company had outstanding hedging arrangements at December 28, 2013 designed to fix the price of a portion of its projected future urea requirements. The contracts are designated as hedges of the Company’s exposure to future cash flow fluctuations associated with the cost of urea. The objective of the hedges is to mitigate the earnings and cash flow volatility attributable to the risk of changing prices. Unrealized gains or losses in the fair value of these contracts are recorded to the AOCI within the Condensed Consolidated Balance Sheets. Realized gains or losses remain as a component of AOCI until the related inventory is sold. Upon sale of the underlying inventory, the gain or loss is reclassified to cost of sales. Included in the AOCI balance at December 28, 2013 was a loss of $0.2 million related to urea derivatives that is expected to be reclassified to earnings during the next 12 months, consistent with the timing of the underlying hedged transactions.
Periodically, the Company also uses derivatives to partially mitigate the effect of fluctuating diesel and gasoline costs on operating results. Any such derivatives that do not qualify for hedge accounting treatment in accordance with GAAP are recorded at fair value, with unrealized gains and losses on open contracts and realized gains or losses on settled contracts recorded as an element of cost of sales. Unrealized gains or losses in the fair value of contracts that do qualify for hedge accounting are recorded in AOCI except for any ineffective portion of the change in fair value, which is immediately recorded in earnings. For the effective portion of the change in fair value, realized gains or losses remain as a component of AOCI until the related fuel is consumed. Upon consumption of the fuel, the gain or loss is reclassified to cost of sales. Included in the AOCI balance at December 28, 2013 was a gain of $0.2 million related to fuel derivatives that is expected to be reclassified to earnings during the next 12 months, consistent with the timing of the underlying hedged transactions.

The Company had the following outstanding commodity contracts that were entered into to hedge forecasted purchases:

Commodity	DECEMBER 28, 2013	DECEMBER 29, 2012	SEPTEMBER 30, 2013
Urea	25,500 tons	40,500 tons	49,500 tons
Diesel	4,830,000 gallons	5,796,000 gallons	3,528,000 gallons
Gasoline	672,000 gallons	350,000 gallons	630,000 gallons
Heating Oil	4,494,000 gallons	4,746,000 gallons	2,940,000 gallons
Fair Values of Derivative Instruments
The fair values of the Company’s derivative instruments were as follows:

		ASSETS / (LIABILITIES)
DERIVATIVES DESIGNATED AS HEDGING INSTRUMENTS		DECEMBER 28, 2013	DECEMBER 29, 2012	SEPTEMBER 30, 2013
	BALANCE SHEET LOCATION	FAIR VALUE
		(In millions)
Interest rate swap agreements	Other assets	$4.8	$—	$3.7
	Other current liabilities	(8.4)	(8.2)	(8.3)
	Other liabilities	(12.0)	(20.9)	(12.1)
Commodity hedging instruments	Prepaid and other current assets	1.1	0.1	0.1
	Other current liabilities	—	(0.7)	(2.0)
Total derivatives designated as hedging instruments		$(14.5)	$(29.7)	$(18.6)

DERIVATIVES NOT DESIGNATED AS HEDGING INSTRUMENTS	BALANCE SHEET LOCATION
Foreign currency swap contracts	Prepaid and other current assets	$—	$0.8	$—
	Other current liabilities	(0.5)	(0.5)	(2.1)
Commodity hedging instruments	Prepaid and other current assets	0.4	0.2	—
	Other current liabilities	—	—	(0.3)
Total derivatives not designated as hedging instruments		$(0.1)	$0.5	$(2.4)
Total derivatives		$(14.6)	$(29.2)	$(21.0)

The effect of derivative instruments on AOCI and the Condensed Consolidated Statements of Operations was as follows:

DERIVATIVES IN CASH FLOW HEDGING RELATIONSHIPS	AMOUNT OF GAIN / (LOSS) RECOGNIZED IN AOCI
	THREE MONTHS ENDED
	DECEMBER 28, 2013	DECEMBER 29, 2012
	(In millions)
Interest rate swap agreements	$(0.8)	$(0.9)
Commodity hedging instruments	1.2	(1.0)
Total	$0.4	$(1.9)

DERIVATIVES IN CASH FLOW HEDGING RELATIONSHIPS	RECLASSIFIED FROM AOCI INTO STATEMENT OF OPERATIONS	AMOUNT OF GAIN / (LOSS)
		THREE MONTHS ENDED
		DECEMBER 28, 2013	DECEMBER 29, 2012
		(In millions)
Interest rate swap agreements	Interest expense	$(3.1)	$(1.2)
Commodity hedging instruments	Cost of sales	—	0.1
Total		$(3.1)	$(1.1)

DERIVATIVES NOT DESIGNATED AS HEDGING INSTRUMENTS	RECOGNIZED IN STATEMENT OF OPERATIONS	AMOUNT OF GAIN / (LOSS)
		THREE MONTHS ENDED
		DECEMBER 28, 2013	DECEMBER 29, 2012
		(In millions)
Foreign currency swap contracts	Interest expense	$(1.3)	$(1.6)
Commodity hedging instruments	Cost of sales	0.6	(0.5)
Total		$(0.7)	$(2.1)
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

The following table presents the Company’s financial assets and liabilities measured at fair value on a recurring basis at December 28, 2013:

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Unobservable Inputs (Level 3)	Total
	(In millions)
Assets
Cash equivalents	$85.6	$—	$—	$85.6
Derivatives
Interest rate swap agreements	—	4.8	—	4.8
Commodity hedging instruments	—	1.5	—	1.5
Other	7.6	—	—	7.6
Total	$93.2	$6.3	$—	$99.5
Liabilities
Derivatives
Interest rate swap agreements	$—	$(20.4)	$—	$(20.4)
Foreign currency swap contracts	—	(0.5)	—	(0.5)
Total	$—	$(20.9)	$—	$(20.9)
The following table presents the Company’s financial assets and liabilities measured at fair value on a recurring basis at December 29, 2012:

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Unobservable Inputs (Level 3)	Total
	(In millions)
Assets
Cash equivalents	$83.3	$—	$—	$83.3
Derivatives
Foreign currency swap contracts	—	0.8	—	0.8
Commodity hedging instruments	—	0.3	—	0.3
Other	6.5	—	—	6.5
Total	$89.8	$1.1	$—	$90.9
Liabilities
Derivatives
Interest rate swap agreements	$—	$(29.1)	$—	$(29.1)
Foreign currency swap contracts	—	(0.5)	—	(0.5)
Commodity hedging instruments	—	(0.7)	—	(0.7)
Total	$—	$(30.3)	$—	$(30.3)

The following table presents the Company’s financial assets and liabilities measured at fair value on a recurring basis at September 30, 2013:

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Unobservable Inputs (Level 3)	Total
	(In millions)
Assets
Cash equivalents	$83.9	$—	$—	$83.9
Derivatives
Interest rate swap agreements	—	3.7	—	3.7
Commodity hedging instruments	—	0.1	—	0.1
Other	7.0	—	—	7.0
Total	$90.9	$3.8	$—	$94.7
Liabilities
Derivatives
Interest rate swap agreements	$—	$(20.4)	$—	$(20.4)
Foreign currency swap contracts	—	(2.1)	—	(2.1)
Commodity hedging instruments	—	(2.3)	—	(2.3)
Total	$—	$(24.8)	$—	$(24.8)
NOTE 14. SEGMENT INFORMATION
The Company divides its business into the following segments — Global Consumer and Scotts LawnService®. This division of reportable segments is consistent with how the segments report to and are managed by the chief operating decision maker of the Company.
Segment performance is evaluated based on several factors, including income from continuing operations before amortization and impairment, restructuring and other charges, which is not a GAAP measure. Senior management of the Company uses this measure of operating profit to gage segment performance because the Company believes this measure is the most indicative of performance trends and the overall earnings potential of each segment.
Corporate & Other consists of revenues and expenses associated with the Company’s supply agreements with Israel Chemicals, Ltd. (“ICL”) and the amortization related to the Roundup® Marketing Agreement, as well as corporate, general and administrative expenses and certain other income/expense items not allocated to the business segments. Corporate & Other assets primarily include deferred financing and debt issuance costs and corporate intangible assets, as well as deferred tax assets.

The following tables present summarized financial information concerning the Company’s reportable segments for the periods indicated:

	THREE MONTHS ENDED
	DECEMBER 28, 2013	DECEMBER 29, 2012
	(In millions)
Net sales:
Global Consumer	$145.3	$153.2
Scotts LawnService®	46.2	44.8
Segment total	191.5	198.0
Corporate & Other	4.9	7.8
Consolidated	$196.4	$205.8
Income (loss) from continuing operations before income taxes:
Global Consumer	$(67.3)	$(68.7)
Scotts LawnService®	2.6	(0.9)
Segment total	(64.7)	(69.6)
Corporate & Other	(21.6)	(20.2)
Intangible asset amortization	(2.9)	(2.5)
Impairment, restructuring and other	(0.3)	0.4
Interest expense	(13.9)	(13.2)
Consolidated	$(103.4)	$(105.1)

	DECEMBER 28, 2013	DECEMBER 29, 2012	SEPTEMBER 30, 2013
	(In millions)
Total assets:
Global Consumer	$1,812.2	$1,751.2	$1,564.2
Scotts LawnService®	168.0	166.4	189.8
Corporate & Other	179.2	210.5	183.2
Consolidated	$2,159.4	$2,128.1	$1,937.2

NOTE 15. FINANCIAL INFORMATION FOR SUBSIDIARY GUARANTORS AND NON-GUARANTORS
The 7.25% and 6.625% Senior Notes (collectively, the “Senior Notes”) issued by Scotts Miracle-Gro on January 14, 2010 and December 16, 2010, respectively, are guaranteed at December 28, 2013 by certain of its domestic subsidiaries and, therefore, the Company has disclosed condensed consolidating financial information in accordance with SEC Regulation S-X Rule 3-10, Financial Statements of Guarantors and Issuers of Guaranteed Securities Registered or Being Registered. The guarantees are “full and unconditional”, as those terms are used in Regulation S-X Rule 3-10, except that a subsidiary’s guarantee will be automatically released in certain customary circumstances, such as (1) upon any sale or other disposition of all or substantially all of the assets of the subsidiary (including by way of merger or consolidation) to any person other than Scotts Miracle-Gro or any “restricted subsidiary” under the applicable indenture; (2) if the subsidiary merges with and into Scotts Miracle-Gro, with Scotts Miracle-Gro surviving such merger; (3) if the subsidiary is designated an “unrestricted subsidiary” in accordance with the applicable indenture or otherwise ceases to be a “restricted subsidiary” (including by way of liquidation or dissolution) in a transaction permitted by such indenture; (4) upon legal or covenant defeasance; (5) upon satisfaction and discharge of the Senior Notes; or (6) if the subsidiary ceases to be a “wholly owned restricted subsidiary” and the subsidiary is not otherwise required to provide a guarantee of the Senior Notes pursuant to the applicable indenture. The following 100% directly or indirectly owned subsidiaries fully and unconditionally guarantee at December 28, 2013 the Senior Notes on a joint and several basis: EG Systems, Inc., dba Scotts LawnService®; Gutwein & Co., Inc.; Hyponex Corporation; Miracle-Gro Lawn Products, Inc.; OMS Investments, Inc.; Rod McLellan Company; Sanford Scientific, Inc.; Scotts Temecula Operations, LLC; Scotts Manufacturing Company; Scotts Products Co.; Scotts Professional Products Co.; Scotts-Sierra Investments LLC; SMG Growing Media, Inc.; Swiss Farms Products, Inc.; SMGM LLC; and The Scotts Company LLC (collectively, the “Guarantors”). On January 15, 2014, the Company redeemed all of its outstanding $200 million aggregate principal amount of the 7.25% Senior Notes.
The following information presents Condensed Consolidating Statements of Operations for the three months ended December 28, 2013 and December 29, 2012, Condensed Consolidating Statements of Comprehensive Loss for the three months ended December 28, 2013 and December 29, 2012, Condensed Consolidating Statements of Cash Flows for the three months ended December 28, 2013 and December 29, 2012, and Condensed Consolidating Balance Sheets as of December 28, 2013, December 29, 2012 and September 30, 2013. The condensed consolidating financial information presents, in separate columns, financial information for: Scotts Miracle-Gro on a Parent-only basis, carrying its investment in subsidiaries under the equity method; Guarantors on a combined basis, carrying their investments in subsidiaries which do not guarantee the debt (collectively, the “Non-Guarantors”) under the equity method; Non-Guarantors on a combined basis; and eliminating entries. The eliminating entries primarily reflect intercompany transactions, such as interest expense, accounts receivable and payable, short and long-term debt, and the elimination of equity investments, return on investments and income in subsidiaries. Because the Parent is obligated to pay the unpaid principal amount and interest on all amounts borrowed by the Guarantors or Non-Guarantors under the credit facility (and was obligated to pay the unpaid principal amount and interest on all amounts borrowed by the Guarantors and Non-Guarantors under the previous senior secured five-year revolving loan facility), the borrowings and related interest expense for the loans outstanding of the Guarantors and Non-Guarantors are also presented in the accompanying Parent-only financial information, and are then eliminated. Included in the Parent Condensed Consolidating Statement of Cash Flow for December 28, 2013 and December 29, 2012, respectively are $35.8 million and $19.9 million of dividends paid by the Guarantors to the Parent.

In the Condensed Consolidating Statement of Cash Flows for the three months ended December 29, 2012 (which was previously presented in our Form 10-Q dated February 7, 2013 and is presented herein), the Company reclassified intercompany dividends received by Parent from Guarantors from “Net Cash (Used In) Provided By Financing Activities” to “Net Cash (Used In) Provided By Operating Activities”. In the Condensed Consolidating Balance Sheet as of September 30, 2013 (which was previously presented in our Form 10-K dated November 20, 2013 and is presented herein), the Company made a correction to properly reflect the Senior Notes and the credit agreement as Parent debt and the Company made related correcting adjustments to Parent intercompany assets and the elimination entries. The Company believes these changes are immaterial.

Similarly, the Company has identified adjustments in the classification of intercompany dividends received by Parent from Guarantors between “Net Cash (Used In) Provided By Financing Activities” and “Net Cash (Used In) Provided By Operating Activities” in the Condensed Consolidating Statements of Cash Flows for the each of the three years ended September 30, 2013. The amounts of such dividends for the fiscal years ended September 30, 2013, 2012, and 2011 were $87.8 million, $75.4 million and $67.9 million, respectively. As the Company believes these amounts are immaterial, the disclosures will be corrected in future filings.

THE SCOTTS MIRACLE-GRO COMPANY
Condensed Consolidating Statement of Operations
for the three months ended December 28, 2013
(In millions)
(Unaudited)

	Parent	Subsidiary Guarantors	Non- Guarantors	Eliminations	Consolidated
Net sales	$—	$148.6	$47.8	$—	$196.4
Cost of sales	—	123.0	38.5	—	161.5
Gross profit	—	25.6	9.3	—	34.9
Operating expenses:
Selling, general and administrative	—	98.3	26.8	—	125.1
Impairment, restructuring and other	—	—	0.3	—	0.3
Other income, net	—	(1.0)	—	—	(1.0)
Loss from operations	—	(71.7)	(17.8)	—	(89.5)
Equity income in subsidiaries	55.5	3.4	—	(58.9)	—
Other non-operating income	(3.2)	—	(5.8)	9.0	—
Interest expense	13.6	9.1	0.2	(9.0)	13.9
Loss from continuing operations before income taxes	(65.9)	(84.2)	(12.2)	58.9	(103.4)
Income tax benefit from continuing operations	(0.3)	(33.0)	(4.5)	—	(37.8)
Loss from continuing operations	(65.6)	(51.2)	(7.7)	58.9	(65.6)
Income from discontinued operations, net of tax	—	—	—	—	—
Net loss	$(65.6)	$(51.2)	$(7.7)	$58.9	$(65.6)

THE SCOTTS MIRACLE-GRO COMPANY
Condensed Consolidating Statement of Comprehensive Loss
for the three months ended December 28, 2013
(In millions)
(Unaudited)

	Parent	Subsidiary Guarantors	Non- Guarantors	Eliminations	Consolidated
Net loss	$(65.6)	$(51.2)	$(7.7)	$58.9	$(65.6)
Other comprehensive income (loss), net of tax:
Net foreign currency translation adjustment	—	—	(1.4)	—	(1.4)
Net change in derivatives	1.1	2.4	—	—	3.5
Net change in pension and other post retirement benefits	—	0.6	(0.1)	—	0.5
Total other comprehensive income (loss)	1.1	3.0	(1.5)	—	2.6
Comprehensive loss	$(64.5)	$(48.2)	$(9.2)	$58.9	$(63.0)

THE SCOTTS MIRACLE-GRO COMPANY
Condensed Consolidating Statement of Cash Flows
for the three months ended December 28, 2013
(In millions)
(Unaudited)

	Parent	Subsidiary Guarantors	Non- Guarantors	Eliminations	Consolidated
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	$26.7	$(128.4)	$(42.7)	$(35.8)	$(180.2)

INVESTING ACTIVITIES
Investments in property, plant and equipment	—	(41.5)	(1.9)	—	(43.4)
Investment in acquired business, net of cash acquired	—	(60.0)	—	—	(60.0)
Net cash used in investing activities	—	(101.5)	(1.9)	—	(103.4)

FINANCING ACTIVITIES
Borrowings under revolving and bank lines of credit	—	389.5	118.8	—	508.3
Repayments under revolving and bank lines of credit	—	(96.0)	(101.1)	—	(197.1)
Financing and issuance fees	(6.1)	—	—	—	(6.1)
Dividends paid	(27.3)	(35.8)	—	35.8	(27.3)
Purchase of common shares	(8.5)	—	—	—	(8.5)
Excess tax benefits from share-based payment arrangements	—	2.8	—	—	2.8
Cash received from the exercise of stock options	5.1	—	—	—	5.1
Intercompany financing	10.1	(31.9)	21.8	—	—
Net cash (used in) provided by financing activities	(26.7)	228.6	39.5	35.8	277.2
Effect of exchange rate changes on cash	—	—	1.2	—	1.2
Net decrease in cash and cash equivalents	—	(1.3)	(3.9)	—	(5.2)
Cash and cash equivalents, beginning of period	—	2.6	127.2	—	129.8
Cash and cash equivalents, end of period	$—	$1.3	$123.3	$—	$124.6

THE SCOTTS MIRACLE-GRO COMPANY
Condensed Consolidating Balance Sheet
As of December 28, 2013
(In millions)
(Unaudited)

	Parent	Subsidiary Guarantors	Non- Guarantors	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$—	$1.3	$123.3	$—	$124.6
Accounts receivable, net	—	73.7	84.5	—	158.2
Accounts receivable pledged	—	9.3	—	—	9.3
Inventories	—	492.6	113.1	—	605.7
Prepaid and other current assets	—	78.1	39.8	—	117.9
Total current assets	—	655.0	360.7	—	1,015.7
Property, plant and equipment, net	—	404.0	43.5	—	447.5
Goodwill	—	334.4	0.6	—	335.0
Intangible assets, net	—	281.1	38.9	—	320.0
Other assets	32.4	14.0	29.1	(34.3)	41.2
Equity investment in subsidiaries	399.0	—	—	(399.0)	—
Intercompany assets	1,066.1	—	—	(1,066.1)	—
Total assets	$1,497.5	$1,688.5	$472.8	$(1,499.4)	$2,159.4

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current portion of debt	$200.0	$9.3	$20.4	$—	$229.7
Accounts payable	—	166.4	64.4	—	230.8
Other current liabilities	16.7	103.7	68.0	—	188.4
Total current liabilities	216.7	279.4	152.8	—	648.9
Long-term debt	647.4	439.4	12.9	(447.4)	652.3
Other liabilities	12.1	213.1	46.0	(34.3)	236.9
Equity investment in subsidiaries	—	170.3	—	(170.3)	—
Intercompany liabilities	—	451.3	167.4	(618.7)	—
Total liabilities	876.2	1,553.5	379.1	(1,270.7)	1,538.1
Shareholders’ equity	621.3	135.0	93.7	(228.7)	621.3
Total liabilities and shareholders’ equity	$1,497.5	$1,688.5	$472.8	$(1,499.4)	$2,159.4

THE SCOTTS MIRACLE-GRO COMPANY
Condensed Consolidating Statement of Operations
for the three months ended December 29, 2012
(In millions)
(Unaudited)

	Parent	Subsidiary Guarantors	Non- Guarantors	Eliminations	Consolidated
Net sales	$—	$153.3	$52.5	$—	$205.8
Cost of sales	—	132.0	42.7	—	174.7
Gross profit	—	21.3	9.8	—	31.1
Operating expenses:
Selling, general and administrative	—	97.9	26.6	—	124.5
Impairment, restructuring and other	—	(0.4)	—	—	(0.4)
Other income, net	—	(1.0)	(0.1)	—	(1.1)
Loss from operations	—	(75.2)	(16.7)	—	(91.9)
Equity income in subsidiaries	60.0	11.8	—	(71.8)	—
Other non-operating income	(4.0)	—	—	4.0	—
Interest expense	10.5	3.8	1.4	(2.5)	13.2
Loss from continuing operations before income taxes	(66.5)	(90.8)	(18.1)	70.3	(105.1)
Income tax benefit from continuing operations	(0.2)	(30.2)	(6.4)	—	(36.8)
Loss from continuing operations	(66.3)	(60.6)	(11.7)	70.3	(68.3)
Income from discontinued operations, net of tax	—	0.6	—	—	0.6
Net loss	$(66.3)	$(60.0)	$(11.7)	$70.3	$(67.7)

THE SCOTTS MIRACLE-GRO COMPANY
Condensed Consolidating Statement of Comprehensive Loss
for the three months ended December 29, 2012
(In millions)
(Unaudited)

	Parent	Subsidiary Guarantors	Non- Guarantors	Eliminations	Consolidated
Net loss	$(66.3)	$(60.0)	$(11.7)	$70.3	$(67.7)
Other comprehensive income (loss), net of tax:
Net foreign currency translation adjustment	—	—	(3.7)	—	(3.7)
Net change in derivatives	0.3	(1.1)	—	—	(0.8)
Net change in pension and other post retirement benefits	—	1.3	(0.1)	—	1.2
Total other comprehensive income (loss)	0.3	0.2	(3.8)	—	(3.3)
Comprehensive loss	$(66.0)	$(59.8)	$(15.5)	$70.3	$(71.0)

THE SCOTTS MIRACLE-GRO COMPANY
Condensed Consolidating Statement of Cash Flows
for the three months ended December 29, 2012
(In millions)
(Unaudited)

	Parent	Subsidiary Guarantors	Non- Guarantors	Eliminations	Consolidated
NET CASH (USED IN) PROVIDED BY OPERATING ACTIVITIES	$14.1	$(131.1)	$(31.7)	$(19.9)	$(168.6)

INVESTING ACTIVITIES
Proceeds from sale of long-lived assets	—	0.1	—	—	0.1
Investments in property, plant and equipment	—	(21.9)	(3.1)	—	(25.0)
Investment in acquired business, net of cash acquired	—	(3.2)	—	—	(3.2)
Net cash used in investing activities	—	(25.0)	(3.1)	—	(28.1)

FINANCING ACTIVITIES
Borrowings under revolving and bank lines of credit	—	451.0	12.8	—	463.8
Repayments under revolving and bank lines of credit	—	(26.5)	(237.7)	—	(264.2)
Dividends paid	(19.9)	(19.9)	—	19.9	(19.9)
Excess tax benefits from share-based payment arrangements	—	0.4	—	—	0.4
Cash received from the exercise of stock options	0.7	—	—	—	0.7
Intercompany financing	5.1	(250.6)	245.5	—	—
Net cash (used in) provided by financing activities	(14.1)	154.4	20.6	19.9	180.8
Effect of exchange rate changes on cash	—	—	(0.4)	—	(0.4)
Net decrease in cash and cash equivalents	—	(1.7)	(14.6)	—	(16.3)
Cash and cash equivalents, beginning of period	—	2.6	129.3	—	131.9
Cash and cash equivalents, end of period	$—	$0.9	$114.7	$—	$115.6

THE SCOTTS MIRACLE-GRO COMPANY
Condensed Consolidating Balance Sheet
As of December 29, 2012
(In millions)
(Unaudited)

	Parent	Subsidiary Guarantors	Non- Guarantors	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$—	$0.9	$114.7	$—	$115.6
Accounts receivable, net	—	97.0	71.4	—	168.4
Inventories	—	531.6	115.1	—	646.7
Prepaid and other current assets	—	87.3	38.9	—	126.2
Total current assets	—	716.8	340.1	—	1,056.9
Property, plant and equipment, net	—	378.1	45.9	—	424.0
Goodwill	—	313.8	0.6	—	314.4
Intangible assets, net	—	260.6	42.7	—	303.3
Other assets	28.9	11.2	31.4	(42.0)	29.5
Equity investment in subsidiaries	748.4	—	—	(748.4)	—
Intercompany assets	748.8	190.0	—	(938.8)	—
Total assets	$1,526.1	$1,870.5	$460.7	$(1,729.2)	$2,128.1

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current portion of debt	$—	$2.3	$2.0	$—	$4.3
Accounts payable	—	127.8	57.7	—	185.5
Other current liabilities	16.5	90.0	80.1	—	186.6
Total current liabilities	16.5	220.1	139.8	—	376.4
Long-term debt	975.5	526.3	55.6	(575.5)	981.9
Other liabilities	20.3	224.9	52.8	(42.0)	256.0
Equity investment in subsidiaries	—	321.0	—	(321.0)	—
Intercompany liabilities	—	—	363.3	(363.3)	—
Total liabilities	1,012.3	1,292.3	611.5	(1,301.8)	1,614.3
Shareholders’ equity	513.8	578.2	(150.8)	(427.4)	513.8
Total liabilities and shareholders’ equity	$1,526.1	$1,870.5	$460.7	$(1,729.2)	$2,128.1

THE SCOTTS MIRACLE-GRO COMPANY
Condensed Consolidating Balance Sheet
As of September 30, 2013
(In millions)
(Unaudited)

	Parent	Subsidiary Guarantors	Non- Guarantors	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$—	$2.6	$127.2	$—	$129.8
Accounts receivable, net	—	119.7	86.9	—	206.6
Accounts receivable pledged	—	106.7	—	—	106.7
Inventories	—	247.2	77.7	—	324.9
Prepaid and other current assets	—	76.4	36.6	—	113.0
Total current assets	—	552.6	328.4	—	881.0
Property, plant and equipment, net	—	377.9	44.4	—	422.3
Goodwill	—	314.4	0.7	—	315.1
Intangible assets, net	—	244.8	39.6	—	284.4
Other assets	22.4	19.5	26.5	(34.0)	34.4
Equity investment in subsidiaries	317.1	—	—	(317.1)	—
Intercompany assets	871.7	—	—	(871.7)	—
Total assets	$1,211.2	$1,509.2	$439.6	$(1,222.8)	$1,937.2

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current portion of debt	$—	$87.3	$5.1	$—	$92.4
Accounts payable	—	83.9	53.8	—	137.7
Other current liabilities	16.0	183.4	80.3	—	279.7
Total current liabilities	16.0	354.6	139.2	—	509.8
Long-term debt	473.0	67.9	10.2	(73.0)	478.1
Other liabilities	11.7	213.3	47.8	(34.0)	238.8
Equity investment in subsidiaries	—	173.3	—	(173.3)	—
Intercompany liabilities	—	652.1	146.6	(798.7)	—
Total liabilities	500.7	1,461.2	343.8	(1,079.0)	1,226.7
Shareholders’ equity	710.5	48.0	95.8	(143.8)	710.5
Total liabilities and shareholders’ equity	$1,211.2	$1,509.2	$439.6	$(1,222.8)	$1,937.2

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
This discussion and analysis should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in Scotts Miracle-Gro’s Annual Report on Form 10-K for the fiscal year ended September 30, 2013.
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

In August 2010, the Scotts Miracle-Gro Board of Directors authorized the repurchase of up to $500 million of Scotts Miracle-Gro’s common shares (the “Common Shares”) over a four-year period through September 30, 2014. In May 2011, the Scotts Miracle-Gro Board of Directors authorized the repurchase of up to an additional $200 million of the Common Shares, resulting in authority to repurchase up to a total of $700 million of the Common Shares through September 30, 2014. Since inception of the program in the fourth quarter of fiscal 2010 through December 28, 2013, Scotts Miracle-Gro has repurchased 8.0 million Common Shares for $409.7 million to be held in treasury, leaving $290.3 million authorized for repurchases through September 30, 2014.
Further, on August 6, 2013, we announced that the Scotts Miracle-Gro Board of Directors had approved an increase in our quarterly dividend from $0.325 to $0.4375 per Common Share. The decision to increase the amount of cash we intend to return to our shareholders reflects our continued confidence in the business and our desire to maintain a consistent capital structure.
RESULTS OF OPERATIONS
We classified our professional seed business as discontinued operations, for all periods presented, beginning in our fourth quarter of fiscal 2012. As a result, and unless specifically stated, all discussions regarding results for the three months ended December 28, 2013 and December 29, 2012, reflect results from our continuing operations.
The following table sets forth the components of income and expense as a percentage of net sales:

	THREE MONTHS ENDED
	DECEMBER 28, 2013	DECEMBER 29, 2012
Net sales	100.0%	100.0%
Cost of sales	82.2	84.9
Gross profit	17.8	15.1
Operating expenses:
Selling, general and administrative	63.7	60.5
Impairment, restructuring and other	0.2	(0.2)
Other income, net	(0.5)	(0.5)
Loss from operations	(45.6)	(44.7)
Interest expense	7.0	6.4
Loss from continuing operations before income taxes	(52.6)	(51.1)
Income tax benefit from continuing operations	(19.2)	(17.9)
Loss from continuing operations	(33.4)	(33.2)
Income from discontinued operations, net of tax	—	0.3
Net loss	(33.4)%	(32.9)%
Net Sales
Net sales for the three months ended December 28, 2013 were $196.4 million, a decrease of 4.6% from net sales of $205.8 million for the three months ended December 29, 2012. The change in net sales was attributable to the following:

THREE MONTHS ENDED
DECEMBER 28, 2013
Volume	(8.1)%
Pricing	0.6
Foreign exchange rates	(0.4)
Acquisitions	3.3
Change in net sales	(4.6)%

The decrease in net sales for the three months ended December 28, 2013, was primarily driven by:

•	decreased volume in our Global Consumer segment, driven by the timing of shipments to retailers closer to the peak of the lawn and garden season;

•	a decrease in net sales related to ICL supply agreements, which were entered into in connection with the sale of Global Pro in February 2011;

•	unfavorable impact of foreign exchange rates as a result of the slight strengthening of the U.S. dollar relative to other currencies;

•	partially offset by net sales from the Tomcat® acquisition within our Global Consumer segment and acquisitions within our Scotts LawnService® segment;

•	favorable impact of increased pricing in the Global Consumer segment, primarily in the U.S.; and

•	an increase in net sales attributable to reimbursements under our marketing agreement with Monsanto.
Cost of Sales
The following table shows the major components of cost of sales:

	THREE MONTHS ENDED
	DECEMBER 28, 2013	DECEMBER 29, 2012
	(In millions)
Materials	$84.8	$96.0
Manufacturing labor and overhead	25.3	26.6
Distribution and warehousing	36.3	38.4
Roundup® reimbursements	15.1	13.7
	$161.5	$174.7

Factors contributing to the change in cost of sales are outlined in the following table:

THREE MONTHS ENDED
DECEMBER 28, 2013
(In millions)
Material costs	$(1.7)
Volume and product mix	(12.3)
Roundup® reimbursements	1.4
Foreign exchange rates	(0.6)
Change in cost of sales	$(13.2)
The decrease in cost of sales, for the three months ended December 28, 2013, was primarily driven by:

•	decreased volume in our Global Consumer segment, driven by the timing of shipments to retailers closer to the peak of the lawn and garden season;

•	favorable impact of foreign exchange rates as a result of a slight strengthening of the U.S. dollar relative to other currencies;

•	decline in material costs in our Scotts LawnService® segment; and

•	partially offset by higher reimbursements attributable to our Marketing Agreement with Monsanto.

Gross Profit
As a percentage of net sales, our gross profit rate was 17.8% and 15.1% for the three months ended December 28, 2013 and December 29, 2012, respectively. Factors contributing to the change in gross profit rate are outlined in the following table:

THREE MONTHS ENDED
DECEMBER 28, 2013
Pricing	0.7%
Material costs	0.2
Product mix and volume:
Roundup® commissions and reimbursements	(0.1)
Acquisitions	0.6
Corporate & Other	0.3
Scotts LawnService®	1.3
Global Consumer mix and volume	(0.3)
Change in gross profit rate	2.7%
The increase in the gross profit rate, for the three months ended December 28, 2013, was primarily driven by:

•	increased volume in our Scotts LawnService® segment due to increased customer count, acquisitions and improved cost related to management of material and field service costs;

•	favorable impact of increased pricing for the Global Consumer segment, primarily in the U.S.; and

•	favorable impact due to the acquisition of the Tomcat® business within the Global Consumer segment.
Selling, General and Administrative Expenses
The following table sets forth the components of selling, general and administrative expenses:

	THREE MONTHS ENDED
	DECEMBER 28, 2013	DECEMBER 29, 2012
	(In millions)
Advertising	$7.5	$9.5
Share-based compensation	1.8	1.9
Research and development	11.1	10.4
Amortization of intangibles	2.4	2.0
Other selling, general and administrative	102.3	100.7
	$125.1	$124.5

Selling, general and administrative (“SG&A”) expenses increased $0.6 million, or 0.5%, to $125.1 million for the first quarter of fiscal 2014 compared to the same period of fiscal 2013. The decrease in advertising of $2.0 million was driven by delayed timing of media and marketing purchases within Scotts Lawnservice®. The increase in other SG&A of $1.6 million was driven by higher employee related costs, including compensation and benefits.
Impairment, Restructuring and Other
For the three months ended December 28, 2013, we recognized expense for employee severance charges of $0.3 million related to termination benefits provided to international employees as part of the profitability improvement initiative announced in December 2012, associated with the international restructuring plan to reduce headcount and streamline management decision making within the Global Consumer segment.
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

Other Income, net
Other income was $1.0 million for the three months ended December 28, 2013 compared to $1.1 million for the three months ended December 29, 2012. Other income is comprised of activities outside our normal business operations, such as royalty income from the licensing of certain of our brand names, franchise fee income from our Scotts LawnService® business, foreign exchange gains/losses and gains/losses from the sale of non-inventory assets.
Interest Expense
Interest expense was $13.9 million for the three months ended December 28, 2013 compared to $13.2 million for the three months ended December 29, 2012. The increase in interest expense of $0.7 million was driven by the acceleration of interest expense of $2.0 million for the ineffective portion of our interest rate hedges impacted by entering into our third amended and restated credit agreement in December 2013, partially offset by a decline in average borrowings of approximately $149.8 million, excluding the impact of foreign exchange rates, during the three months ended December 28, 2013, as compared to the same prior year period. The decline in average borrowings was driven by carryover impact of a reduction in inventories in fiscal year 2013.
Income Tax Expense
The effective tax rate related to continuing operations for the three months ended December 28, 2013 was 36.6% compared to 35.0% for the three months ended December 29, 2012. The effective tax rate used for interim purposes was based on our best estimate of factors impacting the effective tax rate for the full fiscal year. Factors affecting the estimated effective tax rate include assumptions as to income by jurisdiction (domestic and foreign), the availability and utilization of tax credits and the existence of elements of income and expense that may not be taxable or deductible. The estimated effective tax rate is subject to revision in later interim periods and at fiscal year end as facts and circumstances change during the course of the fiscal year. There can be no assurances that the effective tax rate estimated for interim financial reporting purposes will approximate the effective tax rate determined at fiscal year end.
Loss from Continuing Operations
We reported a loss from continuing operations of $65.6 million, or $1.06 per diluted share, for the first quarter of fiscal 2014 compared to $68.3 million, or $1.11 per diluted share, for the first quarter of fiscal 2013. We anticipated a loss in our first fiscal quarter due to the seasonal nature of our business, in which sales are heavily weighted to the spring and summer selling seasons. The decrease in our loss from continuing operations for the three months ended December 28, 2013 was driven primarily by the favorable results in our Scotts LawnService® segment, partially offset by an increase in SG&A expenses and the impact of lower volume in our Global Consumer segment. Diluted average common shares used in the diluted net income per common share calculation were 62.1 million for the first quarter of fiscal 2014 compared to 61.4 million for the same period a year ago. The increase in dilutive average common shares for the three months ended December 28, 2013 was a result of the exercise and issuance of share-based compensation awards partially offset by share repurchases.
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
Segment performance is evaluated based on several factors, including income from continuing operations before amortization and impairment, restructuring and other charges, which is not a measure recognized under GAAP. Senior management uses this measure of operating profit to gauge segment performance because we believe this measure is most indicative of performance trends and the overall earnings potential of each segment.

The following table sets forth net sales by segment:

	THREE MONTHS ENDED
	DECEMBER 28, 2013	DECEMBER 29, 2012
	(In millions)
Global Consumer	$145.3	$153.2
Scotts LawnService®	46.2	44.8
Segment total	191.5	198.0
Corporate & Other	4.9	7.8
Consolidated	$196.4	$205.8
The following table sets forth segment income (loss) from continuing operations before income taxes:

	THREE MONTHS ENDED
	DECEMBER 28, 2013	DECEMBER 29, 2012
	(In millions)
Global Consumer	$(67.3)	$(68.7)
Scotts LawnService®	2.6	(0.9)
Segment total	(64.7)	(69.6)
Corporate & Other	(21.6)	(20.2)
Intangible asset amortization	(2.9)	(2.5)
Impairment, restructuring and other	(0.3)	0.4
Interest expense	(13.9)	(13.2)
Consolidated	$(103.4)	$(105.1)
Global Consumer
Global Consumer segment net sales were $145.3 million in the first quarter of fiscal 2014, a decrease of 5.2% from the first quarter of fiscal 2013 sales of $153.2 million. For the three months ended December 28, 2013, acquisitions and pricing favorably impacted net sales by 3.7% and 0.9%, respectively, partially offset by unfavorable volume and and foreign exchange rates of 9.3% and 0.5%, respectively.
Net sales in the U.S. decreased $4.8 million, or 4.5% for the first quarter of fiscal 2014, as compared to the same period in fiscal 2013. The decrease in U.S. net sales for the first quarter was driven by our retailers continued shift to move shipments closer to the peak of the lawn and garden season.
Excluding the impact of changes in foreign exchange rates, net sales internationally decreased by $2.4 million, or 5.1% for the first quarter of fiscal 2014. The decrease in sales internationally was primarily driven by lower sales within Europe.
Global Consumer segment operating loss decreased by $1.4 million, or 2.0% in the first quarter of fiscal 2014, as compared to the same periods of fiscal 2013. Excluding the impact of changes in foreign exchange rates, the decrease was 2.6% for the first quarter of fiscal 2014. The decrease was primarily driven by the favorable impact of pricing, acquisitions and product mix.
Scotts LawnService®
Scotts LawnService® net sales increased by $1.4 million, or 3.1% in the first quarter of fiscal 2014 as compared to the same periods of fiscal 2013. The increase in net sales in the first quarter of fiscal 2014 was driven by increased customer count and acquisitions.
The operating income for Scotts LawnService® increased by $3.5 million, to $2.6 million in the first quarter of fiscal 2014, as compared to the same period of fiscal 2013. The increase in performance was primarily driven by improved margins due to higher net sales and improved cost management of material and field service costs.
Corporate & Other
The net operating loss for Corporate & Other was $21.6 million for the three months ended December 28, 2013 compared to $20.2 million for the three months ended December 29, 2012. The increase for the three months ended December 28, 2013 was primarily related to higher employee related costs, including compensation and benefits.

LIQUIDITY AND CAPITAL RESOURCES
Operating Activities
Cash used in operating activities totaled $180.2 million and $168.6 million for the three months ended December 28, 2013 and December 29, 2012, respectively. Cash used by operating activities increased $11.6 million primarily due to an increase in cash used for working capital of $16.5 million and the non-recurring reimbursement of $4.6 million in the prior year associated with the costs incurred for the development and commercialization of products including the active ingredient MAT 28, partially offset by a decrease in net loss of $2.1 million. The increase in cash used for working capital was primarily due to increased inventory production in the first quarter of fiscal 2014 compared to the same period of fiscal 2013.
Investing Activities
Cash used in investing activities totaled $103.4 million and $28.1 million for the three months ended December 28, 2013 and December 29, 2012, respectively. Cash used for investments in property, plant and equipment during the first three months of fiscal 2014 and fiscal 2013 was $43.4 million and $25.0 million, respectively. The increase was primarily related to a $30 million down payment on a purchase order to acquire a new corporate aircraft and investments to increase efficiencies at existing production facilities. We anticipate entering into a lease arrangement once we take title to the new corporate aircraft, which is expected to be completed in late fiscal 2014. Additionally, during the three months ended December 28, 2013, we completed the all-cash acquisition of the Tomcat® consumer rodent control business from Bell Laboratories, Inc. within our Global Consumer segment for $60.0 million. For the three months ended December 29, 2012, we completed acquisitions of two franchisee businesses within our Scotts LawnService® segment.
Financing Activities
Financing activities provided cash of $277.2 million and $180.8 million for the three months ended December 28, 2013 and December 29, 2012, respectively. The increase in cash provided by financing activities was primarily the result of higher net borrowings under our credit facility of $111.6 million during the first quarter of fiscal 2014 as compared to fiscal 2013 and an increase in net cash received from stock option activity of $6.8 million, partially offset by an increase in repurchases of our Common Shares in fiscal 2014 of $8.5 million, additional dividends paid of $7.4 million and financing fees associated with our new credit facility of $6.1 million.
Cash and Cash Equivalents
Our cash and cash equivalents were held in cash depository accounts with major financial institutions around the world or invested in high quality, short-term liquid investments with a balance of $124.6 million as of December 28, 2013, compared to $115.6 million as of December 29, 2012. The cash and cash equivalents balance at December 28, 2013 included $119.8 million held by controlled foreign corporations. Our current plans do not demonstrate a need to, nor do we have plans to, repatriate the retained earnings from these foreign corporations as the earnings are indefinitely reinvested. However, in the future, if we determine it is necessary to repatriate these funds, or we sell or liquidate any of these foreign corporations, we may be required to pay associated taxes on the repatriation.
Borrowing Agreements
Our primary sources of liquidity are cash generated by operations and borrowings under our credit agreement, which is guaranteed by substantially all of Scotts Miracle-Gro’s domestic subsidiaries. On December 20, 2013, the Company entered into a third amended and restated senior secured credit facility, providing the Company and certain of its subsidiaries with a five-year senior secured revolving loan facility in the aggregate principal amount of up to $1.7 billion. The third amended and restated senior secured credit facility also provides the Company with the right to seek to increase the credit facility by an aggregate amount of up to $450 million, subject to certain specified conditions. Borrowings may be made in various currencies, including U.S. dollars, Euros, British Pounds, Australian dollars, and Canadian dollars. The credit facility replaces the Company’s second amended and restated senior secured credit agreement, which was entered into on June 30, 2011. The credit facility will terminate on December 20, 2018. The second amended and restated senior secured credit agreement would have terminated on June 30, 2016, if it had not been terminated early pursuant to the credit facility.
Under our credit facility, we have the ability to obtain letters of credit up to $75 million. At December 28, 2013, we had letters of credit in the aggregate face amount of $23.3 million outstanding and $1,229.3 million of availability under our credit facility, subject to our continued compliance with covenants discussed below.
The Company maintains a Master Accounts Receivable Purchase Agreement (“MARP Agreement”), which is uncommitted and provides for the discretionary sale by the Company, and the discretionary purchase by the banks, on a revolving basis, of accounts receivable generated by sales to three specified account debtors in an aggregate amount not to exceed $400 million. On October 25, 2013, the Company signed an amendment to the existing MARP Agreement which extended the termination date to

August 29, 2014, or such later date as may be mutually agreed by the Company and the banks party thereto. Under the amended terms of the MARP Agreement, the banks have the opportunity to purchase those accounts receivable offered by the Company at a discount (from the agreed base value thereof) effectively equal to the one-week LIBOR plus 0.75%. There were $7.4 million of short-term borrowings as of December 28, 2013 and no short-term borrowings as of December 29, 2012 under the MARP Agreement. The carrying value of the receivables pledged as collateral was $9.3 million as of December 28, 2013.

On January 15, 2014, the Company used a portion of its available credit facility borrowings to redeem all of its outstanding $200 million aggregate principal amount of 7.25% Senior Notes, paying a redemption price of $214.5 million to extinguish the outstanding 7.25% Senior Notes, which included $7.25 million of accrued and unpaid interest, $7.25 million of call premium, and $200 million for outstanding principal amount.
As of December 28, 2013, we were in compliance with all debt covenants. Our credit facility contains, among other obligations, an affirmative covenant regarding our leverage ratio, calculated as indebtedness relative to our earnings before interest, taxes, depreciation and amortization. Under the terms of the credit facility, the maximum leverage ratio was 4.00 as of December 28, 2013. Our leverage ratio was 2.04 at December 28, 2013. Our credit facility also includes an affirmative covenant regarding our interest coverage. Under the terms of the credit facility, the minimum interest coverage ratio was 3.50 for the twelve months ended December 28, 2013. Our interest coverage ratio was 7.06 for the twelve months ended December 28, 2013.
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
Contractual Obligations
There have been no material changes outside of the ordinary course of business, in our outstanding contractual obligations since the end of fiscal 2013 and through December 28, 2013.
REGULATORY MATTERS
We are subject to local, state, federal and foreign environmental protection laws and regulations with respect to our business operations and believe we are operating in substantial compliance with, or taking actions aimed at ensuring compliance with, such laws and regulations. We are involved in several legal actions with various governmental agencies related to environmental matters. While it is difficult to quantify the potential financial impact of actions involving these environmental matters, particularly remediation costs at waste disposal sites and future capital expenditures for environmental control equipment, in the opinion of management, the ultimate liability arising from such environmental matters, taking into account established reserves, should not have a material effect on our financial condition, results of operations or cash flows. However, there can be no assurance that the resolution of these matters will not materially affect our future quarterly or annual results of operations, financial condition or cash flows. Additional information on environmental matters affecting us is provided in Scotts Miracle Gro’s Annual Report on Form 10-K for the fiscal year ended September 30, 2013, under “ITEM 1. BUSINESS — Regulatory Considerations” and “ITEM 3. LEGAL PROCEEDINGS.”

CRITICAL ACCOUNTING POLICIES AND ESTIMATES
The preceding discussion and analysis of our consolidated results of operations and financial condition should be read in conjunction with our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q. Scotts Miracle-Gro’s Annual Report on Form 10-K for the fiscal year ended September 30, 2013 includes additional information about us, our operations, our financial condition, our critical accounting policies and accounting estimates, and should be read in conjunction with this Quarterly Report on Form 10-Q.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Market risks have not changed significantly from those disclosed in Scotts Miracle-Gro’s Annual Report on Form 10-K for the fiscal year ended September 30, 2013.

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
In addition, there were no changes in the Registrant’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during the Registrant’s fiscal quarter ended December 28, 2013 that have materially affected, or are reasonably likely to materially affect, the Registrant’s internal control over financial reporting.

PART II—OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Other than as discussed in “NOTE 11. CONTINGENCIES” of the Notes to Condensed Consolidated Financial Statements, pending material legal proceedings have not changed significantly since those disclosed in Scotts Miracle-Gro's Annual Report on Form 10-K for the fiscal year ended September 30, 2013.

ITEM 1A. RISK FACTORS

The Company's risk factors as of December 28, 2013 have not changed materially from those described in “ITEM IA. RISK FACTORS” in Scotts Miracle-Gro's Annual Report on Form 10-K for the fiscal year ended September 30, 2013.

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

Forward-looking statements contained in this Quarterly Report on Form 10-Q are predictions only and actual results could differ materially from management's expectations due to a variety of factors, including those described in “ITEM 1A. RISK FACTORS” in Scotts Miracle-Gro's Annual Report on Form 10-K for the fiscal year ended September 30, 2013. All forward-looking statements attributable to us or persons working on our behalf are expressly qualified in their entirety by such risk factors.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The payment of future dividends, if any, on the Common Shares will be determined by the Board of Directors in light of conditions then existing, including the Company's earnings, financial condition and capital requirements, restrictions in financing agreements, business conditions and other factors. The Company's third amended and restated credit agreement restricts future dividend payments to an aggregate of $150 million annually through fiscal 2014 and 2015 and $175 million annually beginning in fiscal 2016 if our leverage ratio, after giving effect to any such annual dividend payment, exceeds 3.0. Our leverage ratio was 2.04 at December 28, 2013.

(a)	Issuer Purchases of Equity Securities

The following table shows the purchases of Common Shares made by or on behalf of Scotts Miracle-Gro or any “affiliated purchaser” (as defined in Rule 10b-18(a)(3) under the Securities Exchange Act of 1934, as amended) of Scotts Miracle-Gro for each fiscal month in the three months ended December 28, 2013:

Period	Total Number of Common Shares Purchased(1)	Average Price Paid per Common Share(2)	Total Number of Common Shares Purchased as Part of Publicly Announced Plans or Programs(3)	Approximate Dollar Value of Common Shares That May Yet be Purchased Under the Plans or Programs(3)
October 1, 2013 through October 26, 2013	126,609	$55.63	126,609	$291,774,075
October 27, 2013 through November 23, 2013	25,071	$57.71	24,900	$290,337,333
November 24, 2013 through December 28, 2013	902	$60.04	—	$290,337,333
Total	152,582	$59.91	151,509

(1)
All of the Common Shares purchased during the quarter were purchased in open market transactions. The total number of Common Shares purchased during the quarter includes 1,073 Common Shares purchased by the trustee of the rabbi trust established by the Company as permitted pursuant to the terms of The Scotts Company LLC Executive Retirement Plan (the “ERP”). The ERP is an unfunded, non-qualified deferred compensation plan which, among other things, provides eligible employees the opportunity to defer compensation above specified statutory limits applicable to The Scotts Company LLC Retirement Savings Plan and with respect to any Executive Management Incentive Pay (as defined in the ERP), Performance Award (as defined in the ERP) or other bonus awarded to such eligible employees. Pursuant to the terms of the ERP, each eligible employee has the right to elect an investment fund, including a fund consisting of Common Shares (the “Scotts Miracle-Gro Common Stock Fund”), against which amounts allocated to such employee's account under the ERP, including employer contributions, will be benchmarked (all ERP accounts are bookkeeping accounts only and do not represent a claim against specific assets of the Company). Amounts allocated to employee accounts under the ERP represent deferred compensation obligations of the Company. The Company established the rabbi trust in order to assist the Company in discharging such deferred compensation obligations. When an eligible employee elects to benchmark some or all of the amounts allocated to such employee's account against the Scotts Miracle-Gro Common Stock Fund, the trustee of the rabbi trust purchases the number of Common Shares equivalent to the amount so benchmarked. All Common Shares purchased by the trustee are purchased on the open market and are held in the rabbi trust until such time as they are distributed pursuant to the terms of the ERP. All assets of the rabbi trust, including any Common Shares purchased by the trustee, remain, at all times, assets of the Company, subject to the claims of its creditors. The terms of the ERP do not provide for a specified limit on the number of Common Shares that may be purchased by the trustee of the rabbi trust.

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

THE SCOTTS MIRACLE-GRO COMPANY

Date: February 6, 2014	/s/ LAWRENCE A. HILSHEIMER
Printed Name: Lawrence A. Hilsheimer
Title: Executive Vice President and Chief Financial Officer

THE SCOTTS MIRACLE-GRO COMPANY
QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED DECEMBER 28, 2013

INDEX TO EXHIBITS

EXHIBIT NO.	DESCRIPTION	LOCATION

4.1	Third Supplemental Indenture, dated as of September 30, 2013, among The Scotts Miracle-Gro Company, the Guarantors named therein, and U.S. Bank National Association, as trustee	*

4.2	Second Supplemental Indenture, dated as of September 30, 2013, among The Scotts Miracle-Gro Company, the Guarantors named therein, and U.S. Bank National Association, as trustee	*

10.1	Executive Severance Agreement, dated as of December 11, 2013, by and between The Scotts Company LLC and James Hagedorn	Incorporated herein by reference to the Current Report on Form 8-K of the Registrant filed December 17, 2013 (File No. 1-11593) [Exhibit 10.1]

10.2
Employee Confidentiality, Noncompetition, Nonsolicitation Agreement, dated as of December 12, 2013, by and between The Scotts Company LLC, all companies controlled by, controlling or under common control with The Scotts Company LLC, and James Hagedorn
Incorporated herein by reference to the Current Report on Form 8-K of the Registrant filed December 17, 2013 (File No. 1-11593) [Exhibit 10.2]

10.3
Third Amended and Restated Credit Agreement, dated as of December 20, 2013, by and among The Scotts Miracle-Gro Company as the “Borrower”; the Subsidiary Borrowers (as defined in the Third Amended and Restated Credit Agreement); JPMorgan Chase Bank, N.A., as Administrative Agent; Bank of America, N.A., as Syndication Agent; CoBank, ACB, BNP Paribas, Crédit Agricole Corporate and Investment Bank, Coöperatieve Centrale Raiffeisen-Boerenleenbank B.A., Citizens Bank of Pennsylvania, and Wells Fargo Bank, N.A., as Documentation Agents; and the several other banks and other financial institutions from time to time parties to the Third Amended and Restated Credit Agreement (collectively, the “Lenders”)
Incorporated herein by reference to the Current Report on Form 8-K of the Registrant filed December 26, 2013 (File No. 1-11593) [Exhibit 4.1]

10.4
Third Amended and Restated Guarantee and Collateral Agreement, dated as of December 20, 2013, made by The Scotts Miracle-Gro Company, each domestic Subsidiary Borrower under the Third Amended and Restated Credit Agreement, and certain of its and their domestic subsidiaries, in favor of JPMorgan Chase Bank, N.A., as Administrative Agent
Incorporated herein by reference to the Current Report on Form 8-K of the Registrant filed December 26, 2013 (File No. 1-11593) [Exhibit 4.2]

10.5	Fourth Amendment to The Scotts Company LLC Executive Retirement Plan, as Amended and Restated as of January 1, 2011 (effective as of December 31, 2013)	*

10.6	Separation Agreement and Release of All Claims, dated as of January 22, 2014, by and between The Scotts Company LLC and James R. Lyski	Incorporated herein by reference to the Current Report on Form 8-K of the Registrant filed January 23, 2014 (File No. 1-11593) [Exhibit 10.1]

10.7	The Scotts Company LLC Amended and Restated Executive Incentive Plan (effective as of January 30, 2014)	Incorporated herein by reference to the Current Report on Form 8-K of the Registrant filed February 5, 2014 (File No. 1-11593) [Exhibit 10.1]

10.8
Specimen form of Deferred Stock Unit Award Agreement for Nonemployee Directors (with Related Dividend Equivalents) used to evidence grants of Deferred Stock Units which may be made under The Scotts Miracle-Gro Company Long-Term Incentive Plan (post-January 30, 2014)
*

10.9
Specimen form of Deferred Stock Unit Award Agreement for Nonemployee Directors (with Related Dividend Equivalents) used to evidence grants of Deferred Stock Units which may be made under The Scotts Miracle-Gro Company Long-Term Incentive Plan (Deferral of Cash Retainer — post-January 30, 2014)
*

10.10
Specimen form of Restricted Stock Unit Award Agreement for Employees (with Related Dividend Equivalents) used to evidence grants of Restricted Stock Units made on December 11, 2013 to James Hagedorn under The Scotts Miracle-Gro Company Long-Term Incentive Plan
*

10.11
Specimen form of Restricted Stock Unit Award Agreement for Employees (with Related Dividend Equivalents) used to evidence grants of Restricted Stock Units made on January 31, 2014 to Barry W. Sanders and Denise S. Stump under The Scotts Miracle-Gro Company Long-Term Incentive Plan
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