Form 10-Q
period 2014-06-28
SCOTTS MIRACLE-GRO CO
filed 2014-08-07
CIK 825542

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_________________________________________
FORM 10-Q
_________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 28, 2014
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

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding at August 5, 2014
Common Shares, $0.01 stated value, no par value	61,211,495 common shares

PART I—FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
THE SCOTTS MIRACLE-GRO COMPANY
Condensed Consolidated Statements of Operations
(In millions, except per common share data)
(Unaudited)

	THREE MONTHS ENDED		NINE MONTHS ENDED
	JUNE 28, 2014	JUNE 29, 2013	JUNE 28, 2014	JUNE 29, 2013
Net sales	$1,116.4	$1,137.1	$2,387.0	$2,340.1
Cost of sales	693.1	695.3	1,496.0	1,490.4
Cost of sales—impairment, restructuring and other	—	1.5	—	1.6
Gross profit	423.3	440.3	891.0	848.1
Operating expenses:
Selling, general and administrative	189.0	189.2	525.6	519.9
Impairment, restructuring and other	39.2	7.0	45.6	6.7
Other income, net	(5.8)	(4.9)	(8.5)	(7.5)
Income from operations	200.9	249.0	328.3	329.0
Costs related to refinancing	—	—	10.7	—
Interest expense	12.8	16.8	38.7	47.9
Income from continuing operations before income taxes	188.1	232.2	278.9	281.1
Income tax expense from continuing operations	67.4	84.5	98.3	102.5
Income from continuing operations	120.7	147.7	180.6	178.6
Income from discontinued operations, net of tax	1.0	0.5	1.1	1.9
Net income	$121.7	$148.2	$181.7	$180.5
Basic income per common share:
Income from continuing operations	$1.97	$2.39	$2.93	$2.89
Income from discontinued operations	0.02	0.01	0.02	0.03
Basic income per common share	$1.99	$2.40	$2.95	$2.92
Weighted-average common shares outstanding during the period	61.3	61.7	61.7	61.7
Diluted income per common share:
Income from continuing operations	$1.93	$2.36	$2.88	$2.86
Income from discontinued operations	0.02	0.01	0.02	0.03
Diluted income per common share	$1.95	$2.37	$2.90	$2.89
Weighted-average common shares outstanding during the period plus dilutive potential common shares	62.4	62.6	62.8	62.5
Dividends declared per common share	$0.438	$0.325	$1.313	$0.975
See notes to condensed consolidated financial statements.

THE SCOTTS MIRACLE-GRO COMPANY
Condensed Consolidated Statements of Comprehensive Income (Loss)
(In millions)
(Unaudited)

	THREE MONTHS ENDED		NINE MONTHS ENDED
	JUNE 28, 2014	JUNE 29, 2013	JUNE 28, 2014	JUNE 29, 2013
Net income	$121.7	$148.2	$181.7	$180.5
Other comprehensive income (loss), net of tax:
Net foreign currency translation adjustment	4.2	(3.6)	0.1	(8.5)
Net unrealized (loss) gain on derivative instruments, net of tax of $2.4, $1.1, $4.2 and $0.8, respectively	(3.9)	1.7	(6.8)	(1.2)
Reclassification of net unrealized loss on derivatives to net income, net of tax of $2.0, $2.0, $6.3 and $4.8, respectively	3.2	3.1	10.2	7.6
Net unrealized loss in pension and other post-retirement benefits, net of tax of $0, $0, $0.2 and $0, respectively	—	—	(0.3)	—
Reclassification of net pension and post-retirement benefit loss to net income, net of tax of $0.5, $0.6, $1.4 and $3.2, respectively	0.8	0.9	2.3	5.1
Total other comprehensive income	4.3	2.1	5.5	3.0
Comprehensive income	$126.0	$150.3	$187.2	$183.5
See notes to condensed consolidated financial statements.

THE SCOTTS MIRACLE-GRO COMPANY
Condensed Consolidated Statements of Cash Flows
(In millions) (Unaudited)

	NINE MONTHS ENDED
	JUNE 28, 2014	JUNE 29, 2013
OPERATING ACTIVITIES
Net income	$181.7	$180.5
Adjustments to reconcile net income to net cash provided by operating activities:
Impairment, restructuring and other	33.7	4.6
Costs related to refinancing	3.5	—
Share-based compensation expense	8.7	10.4
Depreciation	37.8	41.0
Amortization	10.2	8.1
(Gain) loss on sale of assets	(1.3)	0.8
Equity in (income) loss of unconsolidated affiliates	(1.8)	0.1
Changes in assets and liabilities, net of acquired businesses:
Accounts receivable	(433.7)	(356.5)
Inventories	(63.3)	24.3
Prepaid and other assets	(15.0)	(15.4)
Accounts payable	145.8	97.1
Other current liabilities	147.1	176.8
Restructuring reserves	2.6	(5.0)
Other non-current items	(22.8)	(17.1)
Other, net	1.1	(6.6)
Net cash provided by operating activities	34.3	143.1

INVESTING ACTIVITIES
Proceeds from sale of long-lived assets	0.2	3.5
Proceeds from sale of business, net of transaction costs	7.2	—
Investments in property, plant and equipment	(68.5)	(42.7)
Investment in unconsolidated affiliates	—	(4.5)
Investment in acquired business, net of cash acquired	(60.0)	(3.2)
Net cash used in investing activities	(121.1)	(46.9)

FINANCING ACTIVITIES
Borrowings under revolving and bank lines of credit	1,740.5	1,284.9
Repayments under revolving and bank lines of credit	(1,282.4)	(1,347.5)
Repayment of 7.25% Senior Notes	(200.0)	—
Financing and issuance fees	(6.1)	—
Dividends paid	(81.3)	(60.7)
Purchase of common shares	(89.5)	—
Payments on seller notes	(0.8)	(0.8)
Excess tax benefits from share-based payment arrangements	5.4	1.0
Cash received from the exercise of stock options	14.3	5.3
Net cash provided by (used in) financing activities	100.1	(117.8)
Effect of exchange rate changes on cash	4.1	(4.9)
Net increase (decrease) in cash and cash equivalents	17.4	(26.5)
Cash and cash equivalents, beginning of period	129.8	131.9
Cash and cash equivalents, end of period	$147.2	$105.4

SUPPLEMENTAL CASH FLOW INFORMATION
Interest paid	$(42.4)	$(45.6)
Call premium on 7.25% Senior Notes	$(7.3)	$—
Income taxes (paid) refunded	$(14.5)	$29.4
See notes to condensed consolidated financial statements.

THE SCOTTS MIRACLE-GRO COMPANY
Condensed Consolidated Balance Sheets
(In millions, except stated value per share)
(Unaudited)

	JUNE 28, 2014	JUNE 29, 2013	SEPTEMBER 30, 2013
ASSETS
Current assets:
Cash and cash equivalents	$147.2	$105.4	$129.8
Accounts receivable, less allowances of $11.4, $10.0 and $9.5, respectively	512.3	482.4	206.6
Accounts receivable pledged	237.8	199.9	106.7
Inventories	387.8	385.8	324.9
Prepaid and other current assets	125.9	135.0	113.0
Total current assets	1,411.0	1,308.5	881.0
Property, plant and equipment, net of accumulated depreciation of $606.4, $579.1 and $573.4, respectively	443.4	409.8	422.3
Goodwill	333.3	315.2	315.1
Intangible assets, net	281.3	297.6	284.4
Other assets	37.4	31.2	34.4
Total assets	$2,506.4	$2,362.3	$1,937.2

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current portion of debt	$200.5	$165.5	$92.4
Accounts payable	279.3	230.7	137.7
Other current liabilities	428.6	450.2	279.7
Total current liabilities	908.4	846.4	509.8
Long-term debt	628.7	548.1	478.1
Other liabilities	214.1	226.0	238.8
Total liabilities	1,751.2	1,620.5	1,226.7
Contingencies (note 11)
Shareholders’ equity:
Common shares and capital in excess of $.01 stated value per share; 61.2, 61.8 and 62.0 shares issued and outstanding, respectively	390.5	401.8	397.5
Retained earnings	803.0	750.0	703.4
Treasury shares, at cost; 7.0, 6.4 and 6.1 shares, respectively	(366.0)	(325.7)	(312.6)
Accumulated other comprehensive loss	(72.3)	(84.3)	(77.8)
Total shareholders’ equity	755.2	741.8	710.5
Total liabilities and shareholders’ equity	$2,506.4	$2,362.3	$1,937.2
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
Organization and Basis of Presentation
The Company’s unaudited condensed consolidated financial statements for the three and nine months ended June 28, 2014 and June 29, 2013 are presented in accordance with accounting principles generally accepted in the United States of America (“GAAP”). The condensed consolidated financial statements include the accounts of Scotts Miracle-Gro and its subsidiaries. All intercompany transactions and accounts have been eliminated in consolidation. The Company’s consolidation criteria are based on majority ownership (as evidenced by a majority voting interest in the entity) and an objective evaluation and determination of effective management control. In the opinion of management, interim results reflect all normal and recurring adjustments and are not necessarily indicative of results for a full year.
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
Long-lived Assets
The Company had noncash investing activities of $1.5 million and $1.0 million representing unpaid liabilities incurred during the nine months ended June 28, 2014 and June 29, 2013, respectively, to acquire property, plant and equipment.
RECENT ACCOUNTING PRONOUNCEMENTS
Revenue Recognition from Contracts with Customers

In May 2014, the Financial Accounting Standards Board ("FASB") issued ASU No. 2014-09, Revenue from Contracts with Customers. This guidance requires companies to recognize revenue in a manner that depicts the transfer of promised goods or services to customers in amounts that reflect the consideration to which a company expects to be entitled in exchange for those goods or services. The new standard also will result in enhanced disclosures about the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers. The provisions are effective for the Company's financial statements for the fiscal year beginning October 1, 2017. The standard allows for either a full retrospective or a modified retrospective transition method. The Company is currently evaluating the impact of this standard on its consolidated results of operations, financial position and cash flows.

Discontinued Operations Reporting
In April 2014, the FASB issued an accounting standard update that amends the accounting guidance related to discontinued operations. This amendment defines discontinued operations as a component or group of components that is disposed of or is classified as held for sale and represents a strategic shift that has or will have a major effect on an entity’s operations and financial results. This amendment also introduces new disclosures for disposals that do not meet the criteria of discontinued operations. The provisions are effective for fiscal years beginning after December 15, 2014 and apply to new disposals and new classifications of disposal groups as held for sale after the effective date. The adoption of the amended guidance impacts presentation and disclosure and will not have a significant impact on the Company's consolidated financial position, results of operations or cash flows.
Balance Sheet Offsetting
In December 2011, the FASB issued an amendment to accounting guidance on the presentation of offsetting of derivatives, and financial assets and liabilities. The amended guidance requires quantitative disclosures regarding the gross amounts and their location within the statement of financial position. The provisions were effective for the Company's financial statements for the fiscal year beginning October 1, 2013. The adoption of the amended guidance did not have a significant impact on the Company's financial statements and related disclosures.
NOTE 2. DISCONTINUED OPERATIONS

In March 2014, the Company completed the sale of its U.S. and Canadian wild bird food business, including intangible assets, certain on-hand inventory and fixed assets, for $4.1 million in cash and an estimated $1.0 million in future earn-out payments. As a result, effective in the second quarter of fiscal 2014, the Company classified its results of operations for all periods presented to reflect the wild bird food business as a discontinued operation. In addition, in the third quarter of fiscal 2014, the Company received $3.1 million for the sale of the remaining wild bird food manufacturing facilities resulting in a gain of $1.2 million.
The following table summarizes the results of the wild bird food business within discontinued operations for the periods presented:

	THREE MONTHS ENDED		NINE MONTHS ENDED
	JUNE 28, 2014	JUNE 29, 2013	JUNE 28, 2014	JUNE 29, 2013
	(In millions)
Net sales	$—	$11.0	$18.0	$33.4
Operating (income) costs	(0.3)	9.8	17.3	30.1
Gain on sale of assets	(1.2)	—	(1.4)	—
Income from discontinued operations before income taxes	1.5	1.2	2.1	3.3
Income tax expense from discontinued operations	0.5	0.7	1.0	1.4
Income from discontinued operations, net of tax	$1.0	$0.5	$1.1	$1.9
NOTE 3. ACQUISITIONS
During the first quarter of fiscal 2014, the Company completed the $60.0 million all-cash acquisition of the Tomcat® consumer rodent control business from Bell Laboratories, Inc. located in Madison, Wisconsin. Tomcat® consumer products are sold at home centers, mass retailers, and grocery, drug and general merchandise stores across the U.S., Canada, Europe and Australia. The assessment of fair value is preliminary and is based on information that was available at the time the consolidated financial statements were prepared. During the second quarter of fiscal 2014, the valuation of acquired assets was updated based on actual results, which resulted in a reallocation of approximately $1.7 million to finite-lived intangibles from goodwill. The revised valuation of acquired assets included finite-lived identifiable intangible assets of $39.8 million, and goodwill of $18.2 million. Also, the Company received a $2.0 million credit toward the purchase of finished goods in the months subsequent to acquisition date. Identifiable intangible assets included tradename, technology, customer relationships, product registrations and non-compete agreements with useful lives ranging between 10 - 30 years. The estimated fair values of the identifiable intangible assets were determined using an income-based approach, which includes market participant expectations of cash flows that an asset will generate over the remaining useful life discounted to present value using an appropriate rate of return. Net sales for the Tomcat® rodent control business for the three and nine months ended June 28, 2014 were $6.5 million and $18.7 million, respectively.

During the first quarter of fiscal 2013, Scotts LawnService® completed the acquisition of two franchise businesses that individually and in the aggregate were not significant. The aggregate purchase price of these acquisitions was $7.2 million.
The condensed consolidated financial statements include the results of operations from these business combinations from the date of each acquisition.
NOTE 4. IMPAIRMENT, RESTRUCTURING AND OTHER
Activity described herein is classified within the “Impairment, restructuring and other” lines in the Condensed Consolidated Statements of Operations.
The following table details impairment, restructuring and other for the periods presented:

	THREE MONTHS ENDED		NINE MONTHS ENDED
	JUNE 28, 2014	JUNE 29, 2013	JUNE 28, 2014	JUNE 29, 2013
	(In millions)
Restructuring and other	$5.5	$8.5	$11.9	$4.0
Goodwill and intangible asset impairments	33.7	—	33.7	4.3
Total impairment, restructuring and other	$39.2	$8.5	$45.6	$8.3
The following table summarizes the activity related to liabilities associated with the restructuring and other charges during the nine months ended June 28, 2014 (in millions):

Amounts reserved for restructuring and other charges at September 30, 2013	$11.1
Restructuring and other charges	11.9
Payments and other	(9.3)
Amounts reserved for restructuring and other charges at June 28, 2014	$13.7

Payments and other for the three months ended June 28, 2014 were $2.0 million. Included in the restructuring reserves as of June 28, 2014 is $3.0 million that is classified as long-term. Payments against the long-term reserves will be incurred as the employees covered by the 2012 restructuring plan retire. The remaining amounts reserved will continue to be paid out over the course of the next twelve months.

Fiscal 2014
During the three months ended June 28, 2014, as a result of an impairment review, the Company recognized an impairment charge for a non-recurring fair value adjustment of $33.7 million within the Global Consumer segment related to the Ortho® brand. The fair value was calculated based upon the evaluation of the historical performance and future growth expectations of the Ortho® business.
During the three and nine months ended June 28, 2014, the Company recognized $5.8 million and $9.7 million, respectively, in restructuring costs related to termination benefits provided to U.S. personnel as part of the Company's restructuring of its U.S. administrative and overhead functions. In addition, for the nine months ended June 28, 2014, the Company recognized $2.0 million in additional ongoing monitoring and remediation costs for the Company's turfgrass biotechnology program. The Company also recognized $(0.3) million and $0.2 million of international restructuring and other adjustments during the three and nine months ended June 28, 2014, respectively, for the continuation of the 2013 international restructuring plan.

Fiscal 2013
The Company recognized $8.5 million and $8.7 million during the three and nine months ended June 29, 2013, respectively, for termination benefits provided to international employees as part of the profitability improvement initiative announced in December 2012, associated with the international restructuring plan to reduce headcount and streamline management decision making within the Global Consumer segment.
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

NOTE 5. INVENTORIES
Inventories consisted of the following for each of the periods presented:

	JUNE 28, 2014	JUNE 29, 2013	SEPTEMBER 30, 2013
	(In millions)
Finished goods	$257.3	$235.0	$182.6
Work-in-process	36.4	39.5	42.7
Raw materials	94.1	111.3	99.6
Total inventories	$387.8	$385.8	$324.9

Adjustments to reflect inventories at net realizable values were $21.0 million at June 28, 2014, $20.1 million at June 29, 2013 and $19.7 million at September 30, 2013.
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
In consideration for the rights granted to the Company under the Marketing Agreement for North America, the Company was required to pay a marketing fee of $32 million to Monsanto. The Company has deferred this amount on the basis that the payment will provide a future benefit through commissions that will be earned under the Marketing Agreement. The economic useful life over which the marketing fee is being amortized is 20 years, with a remaining amortization period of less than five years as of June 28, 2014.
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
The gross commission earned under the Marketing Agreement, the contribution payments to Monsanto and the amortization of the initial marketing fee paid to Monsanto are included in the calculation of net sales in the Company’s Consolidated Statements of Operations. The elements of the net commission and reimbursements earned under the Marketing Agreement and included in “Net sales” are as follows:

	THREE MONTHS ENDED		NINE MONTHS ENDED
	JUNE 28, 2014	JUNE 29, 2013	JUNE 28, 2014	JUNE 29, 2013
	(In millions)
Gross commission	$34.4	$40.5	$67.5	$67.9
Contribution expenses	(5.0)	(5.0)	(15.0)	(15.0)
Amortization of marketing fee	(0.2)	(0.2)	(0.6)	(0.6)
Net commission income	29.2	35.3	51.9	52.3
Reimbursements associated with Marketing Agreement	15.5	16.9	49.3	51.5
Total net sales associated with Marketing Agreement	$44.7	$52.2	$101.2	$103.8
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
NOTE 7. DEBT
The components of long-term debt are as follows:

	JUNE 28, 2014	JUNE 29, 2013	SEPTEMBER 30, 2013
	(In millions)
Credit facility – Revolving loans	$425.1	$142.9	$73.0
Senior Notes – 7.25%	—	200.0	200.0
Senior Notes – 6.625%	200.0	200.0	200.0
Master Accounts Receivable Purchase Agreement	190.3	159.9	85.3
Other	13.8	10.8	12.2
	829.2	713.6	570.5
Less current portions	200.5	165.5	92.4
Total long-term debt	$628.7	$548.1	$478.1

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

As of June 28, 2014, there was $1,251.6 million of availability under the Company’s credit facility, including availability under letters of credit. At June 28, 2014, the Company had letters of credit in the aggregate face amount of $23.3 million outstanding on the credit facility.
The third amended and restated credit agreement contains, among other obligations, an affirmative covenant regarding the Company’s leverage ratio, calculated as average total indebtedness, as described in the Company’s credit facility, relative to the Company’s earnings before interest, taxes, depreciation and amortization (“EBITDA”), as adjusted pursuant to the terms of the credit facility (“Adjusted EBITDA”). Under the terms of the credit facility, the maximum leverage ratio was 4.00 as of June 28, 2014. The Company’s leverage ratio was 1.91 at June 28, 2014. The Company’s credit facility also includes an affirmative covenant regarding its interest coverage ratio. The interest coverage ratio is calculated as Adjusted EBITDA divided by interest expense, as described in the credit facility, and excludes costs related to refinancings. Under the terms of the credit facility, the minimum interest coverage ratio was 3.50 for the twelve months ended June 28, 2014. The Company’s interest coverage ratio was 7.39 for the twelve months ended June 28, 2014. The Company may make restricted payments (as defined in the third amended and restated credit agreement); provided that if after giving effect to any such restricted payment the leverage ratio is not greater than 3.00. Otherwise the Company may only make restricted payments in an aggregate amount for each fiscal year not to exceed the amount set forth for such fiscal year ($150.0 million for 2014 and 2015 and $175.0 million for 2016 and in each fiscal year thereafter).
The Company accounts for the sale of receivables under the Master Accounts Receivable Purchase Agreement (“MARP Agreement”) as short-term debt and continues to carry the receivables on its Consolidated Balance Sheet, primarily as a result of the Company’s right to repurchase receivables sold. Refer to “NOTE 10. DEBT” in the Company's Form 10-K for the year ended September 30, 2013 for more information regarding the MARP Agreement. There were $190.3 million in borrowings under the MARP Agreement as of June 28, 2014 and $159.9 million in borrowings as of June 29, 2013. The carrying value of the receivables pledged as collateral was $237.8 million as of June 28, 2014 and $199.9 million as of June 29, 2013. As of June 28, 2014, there was $90.8 million of availability under the MARP Agreement.
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
6.625% Senior Notes
The fair value of Scotts Miracle-Gro’s 6.625% Senior Notes due 2020 (the “6.625% Senior Notes”) can be determined based on the trading of the 6.625% Senior Notes in the open market. The difference between the carrying value and the fair value of the 6.625% Senior Notes represents the premium or discount on that date. Based on the trading value on or around June 28, 2014, June 29, 2013 and September 30, 2013, the fair value of the 6.625% Senior Notes was approximately $216.8 million, $211.5 million and $213.5 million, respectively. The fair value measurement for the 6.625% Senior Notes was classified in Level 1 of the fair value hierarchy.
Accounts Receivable Pledged
The interest rate on the short-term debt associated with accounts receivable pledged under the MARP Agreement fluctuates with the applicable LIBOR rate and thus the carrying value is a reasonable estimate of fair value. The fair value measurement for the MARP Agreement was classified in Level 2 of the fair value hierarchy.

Interest Rate Swap Agreements
At June 28, 2014, June 29, 2013 and September 30, 2013, the Company had outstanding interest rate swap agreements with major financial institutions that effectively converted a portion of the Company’s variable-rate debt to a fixed rate. The swap agreements had a total U.S. dollar equivalent notional amount of $1,300.0 million at June 28, 2014, and $1,100.0 million at June 29, 2013 and September 30, 2013. Interest payments made between the effective date and expiration date are hedged by the swap agreements, except as noted below. The notional amount, effective date, expiration date and rate of each of these swap agreements are shown in the table below.

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

Weighted Average Interest Rate
The weighted average interest rates on average debt were 5.0% and 5.9% for the nine months ended June 28, 2014 and June 29, 2013, respectively.
NOTE 8. RETIREMENT AND RETIREE MEDICAL PLANS
The following summarizes the components of net periodic benefit cost for the retirement and retiree medical plans sponsored by the Company:

	THREE MONTHS ENDED
	JUNE 28, 2014			JUNE 29, 2013
	U.S. Pension	International Pension	U.S. Medical	U.S. Pension	International Pension	U.S. Medical
	(In millions)
Service cost	$—	$0.5	$0.1	$—	$0.4	$0.1
Interest cost	1.1	3.3	0.3	0.9	2.8	0.4
Expected return on plan assets	(1.3)	(3.7)	—	(1.3)	(3.0)	—
Net amortization	0.9	0.5	—	1.2	0.5	—
Net periodic benefit cost	$0.7	$0.6	$0.4	$0.8	$0.7	$0.5

	NINE MONTHS ENDED
	JUNE 28, 2014			JUNE 29, 2013
	U.S. Pension	International Pension	U.S. Medical	U.S. Pension	International Pension	U.S. Medical
	(In millions)
Service cost	$—	$1.3	$0.3	$—	$1.2	$0.3
Interest cost	3.3	8.4	1.0	2.9	7.8	1.0
Expected return on plan assets	(3.9)	(9.5)	—	(3.9)	(8.4)	—
Net amortization	2.8	1.3	—	3.6	1.3	0.2
Net periodic benefit cost	$2.2	$1.5	$1.3	$2.6	$1.9	$1.5

NOTE 9. SHAREHOLDERS' EQUITY
During the nine months ended June 28, 2014, Scotts Miracle-Gro repurchased 1.6 million of its common shares (the “Common Shares”) for $91.5 million, of which $2.0 million settled shortly after June 28, 2014. These repurchases were made pursuant to the $700 million share repurchase program approved by the Scotts Miracle-Gro Board of Directors. Since the inception of the program in the fourth quarter of fiscal 2010 through June 28, 2014, Scotts Miracle-Gro has repurchased approximately 9.4 million Common Shares for $492.6 million to be held in treasury.
Share-Based Awards
The following is a summary of the share-based awards granted during the periods indicated:

	NINE MONTHS ENDED
	JUNE 28, 2014	JUNE 29, 2013
Employees
Restricted stock units	112,311	178,030
Performance units	161,229	178,321
Board of Directors
Deferred stock units	32,071	30,473
Total share-based awards	305,611	386,824

Aggregate fair value at grant dates (in millions)	$18.2	$17.4

Total share-based compensation recognized was as follows for the periods indicated:

	THREE MONTHS ENDED		NINE MONTHS ENDED
	JUNE 28, 2014	JUNE 29, 2013	JUNE 28, 2014	JUNE 29, 2013
	(In millions)
Share-based compensation	$2.3	$1.9	$8.7	$10.4
Tax benefit recognized	0.9	0.7	3.3	4.0

NOTE 10. INCOME TAXES
The effective tax rate related to continuing operations for the nine months ended June 28, 2014 was 35.2%, compared to 36.5% for the nine months ended June 29, 2013. The Company recognized discrete tax benefits of $0.5 million and $2.6 million for the three and nine months ended June 28, 2014, respectively. The effective tax rate used for interim reporting purposes is based on management’s best estimate of factors impacting the effective tax rate for the full fiscal year. An allocation of the income tax expense has been separately determined to report the discontinued operations, net of tax. There can be no assurance that the effective tax rate estimated for interim financial reporting purposes will approximate the effective tax rate determined at fiscal year end.

Scotts Miracle-Gro or one of its subsidiaries files income tax returns in the U.S. federal jurisdiction and various state, local and foreign jurisdictions. With few exceptions, which are discussed further below, the Company is no longer subject to examination by these tax authorities for fiscal years prior to 2011. The Company is currently under examination by the Internal Revenue Service and certain foreign and U.S. state and local tax authorities. The U.S. federal examination is limited to fiscal year 2011. Regarding the foreign jurisdictions, an audit is currently underway in France covering fiscal years 2010 through 2012. In regard to the multiple U.S., state and local audits, the tax periods under examination are limited to fiscal years 2007 through 2012. In addition to the aforementioned audits, certain other tax deficiency notices and refund claims for previous years remain unresolved.
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
Regulatory Matters
At June 28, 2014, $5.6 million was accrued in the “Other liabilities” line in the Consolidated Balance Sheet for environmental actions, the majority of which are for site remediation. The amounts accrued are believed to be adequate to cover such known environmental exposures based on current facts and estimates of likely outcomes. Although it is reasonably possible that the costs to resolve such known environmental exposures will exceed the amounts accrued, any variation from accrued amounts is not expected to be material.
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
Exchange Rate Risk Management
The Company periodically uses foreign currency forward contracts to manage the exchange rate risk associated with intercompany loans with foreign subsidiaries that are denominated in local currencies. At June 28, 2014, the notional amount of outstanding foreign currency forward contracts was $68.0 million, with a negative fair value of $0.2 million. At June 29, 2013, the notional amount of outstanding foreign currency forward contracts was $230.8 million, with a fair value of $4.5 million. At September 30, 2013, the notional amount of outstanding foreign currency forward contracts was $80.4 million, with a negative fair value of $2.1 million. The fair value of foreign currency forward contracts is determined based on changes in spot rates. The outstanding contracts will mature over the next fiscal year.
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
At June 28, 2014, June 29, 2013 and September 30, 2013, the Company had outstanding interest rate swap agreements with major financial institutions that effectively converted a portion of the Company’s variable-rate debt to a fixed rate. The swap agreements had a total U.S. dollar equivalent notional amount of $1,300.0 million at June 28, 2014 and $1,100.0 million at June 29, 2013 and September 30, 2013, respectively. Included in the AOCI balance at June 28, 2014 was a loss of $6.0 million related to interest rate swap agreements that is expected to be reclassified to earnings during the next 12 months, consistent with the timing of the underlying hedged transactions.
Commodity Price Risk Management
The Company had outstanding hedging arrangements at June 28, 2014 designed to fix the price of a portion of its projected future urea requirements. The contracts are designated as hedges of the Company’s exposure to future cash flow fluctuations associated with the cost of urea. The objective of the hedges is to mitigate the earnings and cash flow volatility attributable to the risk of changing prices. Unrealized gains or losses in the fair value of these contracts are recorded to AOCI within the Condensed Consolidated Balance Sheets. Realized gains or losses remain as a component of AOCI until the related inventory is sold. Upon sale of the underlying inventory, the gain or loss is reclassified to cost of sales. Included in the AOCI balance at June 28, 2014 was a gain of $0.2 million related to urea derivatives that is expected to be reclassified to earnings during the next 12 months, consistent with the timing of the underlying hedged transactions.
Periodically, the Company also uses derivatives to partially mitigate the effect of fluctuating diesel and gasoline costs on operating results. Any such derivatives that do not qualify for hedge accounting treatment in accordance with GAAP are recorded at fair value, with unrealized gains and losses on open contracts and realized gains or losses on settled contracts recorded as an element of cost of sales. Unrealized gains or losses in the fair value of contracts that do qualify for hedge accounting are recorded in AOCI except for any ineffective portion of the change in fair value, which is immediately recorded in earnings. For the effective portion of the change in fair value, realized gains or losses remain as a component of AOCI until the related fuel is consumed. Upon consumption of the fuel, the gain or loss is reclassified to cost of sales. Included in the AOCI balance at June 28, 2014 was a gain of $0.2 million related to fuel derivatives that is expected to be reclassified to earnings during the next 12 months, consistent with the timing of the underlying hedged transactions.

The Company had the following outstanding commodity contracts that were entered into to hedge forecasted purchases:

Commodity	JUNE 28, 2014	JUNE 29, 2013	SEPTEMBER 30, 2013
Urea	19,000 tons	27,000 tons	49,500 tons
Diesel	2,394,000 gallons	1,890,000 gallons	3,528,000 gallons
Gasoline	672,000 gallons	868,000 gallons	630,000 gallons
Heating Oil	1,428,000 gallons	588,000 gallons	2,940,000 gallons
Fair Values of Derivative Instruments
The fair values of the Company’s derivative instruments were as follows:

		ASSETS / (LIABILITIES)
DERIVATIVES DESIGNATED AS HEDGING INSTRUMENTS		JUNE 28, 2014	JUNE 29, 2013	SEPTEMBER 30, 2013
	BALANCE SHEET LOCATION	FAIR VALUE
		(In millions)
Interest rate swap agreements	Other assets	$2.6	$—	$3.7
	Other current liabilities	(10.4)	(8.0)	(8.3)
	Other liabilities	(6.6)	(7.1)	(12.1)
Commodity hedging instruments	Prepaid and other current assets	0.5	0.1	0.1
	Other current liabilities	—	(1.4)	(2.0)
Total derivatives designated as hedging instruments		$(13.9)	$(16.4)	$(18.6)

DERIVATIVES NOT DESIGNATED AS HEDGING INSTRUMENTS	BALANCE SHEET LOCATION
Foreign currency forward contracts	Prepaid and other current assets	$—	$4.5	$—
	Other current liabilities	(0.2)	—	(2.1)
Commodity hedging instruments	Prepaid and other current assets	0.1	—	—
	Other current liabilities	—	(0.1)	(0.3)
Total derivatives not designated as hedging instruments		$(0.1)	$4.4	$(2.4)
Total derivatives		$(14.0)	$(12.0)	$(21.0)

The effect of derivative instruments on AOCI and the Condensed Consolidated Statements of Operations was as follows:

DERIVATIVES IN CASH FLOW HEDGING RELATIONSHIPS	AMOUNT OF GAIN / (LOSS) RECOGNIZED IN AOCI
	THREE MONTHS ENDED		NINE MONTHS ENDED
	JUNE 28, 2014	JUNE 29, 2013	JUNE 28, 2014	JUNE 29, 2013
	(In millions)
Interest rate swap agreements	$(4.1)	$2.7	$(8.9)	$0.8
Commodity hedging instruments	0.2	(1.0)	2.1	(2.0)
Total	$(3.9)	$1.7	$(6.8)	$(1.2)

DERIVATIVES IN CASH FLOW HEDGING RELATIONSHIPS	RECLASSIFIED FROM AOCI INTO STATEMENT OF OPERATIONS	AMOUNT OF GAIN / (LOSS)
		THREE MONTHS ENDED		NINE MONTHS ENDED
		JUNE 28, 2014	JUNE 29, 2013	JUNE 28, 2014	JUNE 29, 2013
		(In millions)
Interest rate swap agreements	Interest expense	$(3.6)	$(3.0)	$(10.7)	$(7.7)
Commodity hedging instruments	Cost of sales	0.4	(0.1)	0.5	0.1
Total		$(3.2)	$(3.1)	$(10.2)	$(7.6)

DERIVATIVES NOT DESIGNATED AS HEDGING INSTRUMENTS	RECOGNIZED IN STATEMENT OF OPERATIONS	AMOUNT OF GAIN / (LOSS)
		THREE MONTHS ENDED		NINE MONTHS ENDED
		JUNE 28, 2014	JUNE 29, 2013	JUNE 28, 2014	JUNE 29, 2013
		(In millions)
Foreign currency forward contracts	Interest expense	$0.3	$2.6	$(2.1)	$12.2
Commodity hedging instruments	Cost of sales	0.1	(0.3)	0.4	(0.4)
Total		$0.4	$2.3	$(1.7)	$11.8
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

The following table presents the Company’s financial assets and liabilities measured at fair value on a recurring basis at June 28, 2014:

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Unobservable Inputs (Level 3)	Total
	(In millions)
Assets
Cash equivalents	$88.8	$—	$—	$88.8
Derivatives
Interest rate swap agreements	—	2.6	—	2.6
Commodity hedging instruments	—	0.6	—	0.6
Other	8.8	—	—	8.8
Total	$97.6	$3.2	$—	$100.8
Liabilities
Derivatives
Interest rate swap agreements	$—	$(17.0)	$—	$(17.0)
Foreign currency forward contracts	—	(0.2)	—	(0.2)
Total	$—	$(17.2)	$—	$(17.2)

The following presents the Company’s non-financial assets and liabilities measured at fair value on a non-recurring basis at June 28, 2014 and describes the valuation methodologies used for non-financial assets and liabilities measured at fair value, as well as the general classification within the valuation hierarchy:

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Unobservable Inputs (Level 3)	Total Losses
	(In millions)
Ortho® brands and sub-brands	$—	$—	$92.4	$33.7

As a result of the Company's impairment review performed in the third quarter of fiscal 2014, the Company recognized an impairment charge for a non-recurring fair value adjustment of $33.7 million within the Global Consumer segment related to the Ortho® brand. The remaining fair value of the indefinite-lived Ortho® brand and sub-brands is $92.4 million. The fair value was calculated based upon the evaluation of the historical performance and future growth expectations of the Ortho® business using a royalty savings methodology similar to that employed when the associated business was acquired with updated estimates of sales, cash flow and profitability.

The following table presents the Company’s financial assets and liabilities measured at fair value on a recurring basis at June 29, 2013:

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Unobservable Inputs (Level 3)	Total
	(In millions)
Assets
Cash equivalents	$79.3	$—	$—	$79.3
Derivatives
Foreign currency forward contracts	—	4.5	—	4.5
Commodity hedging instruments	—	0.1	—	0.1
Other	6.7	—	—	6.7
Total	$86.0	$4.6	$—	$90.6
Liabilities
Derivatives
Interest rate swap agreements	$—	$(15.1)	$—	$(15.1)
Commodity hedging instruments	—	(1.5)	—	(1.5)
Total	$—	$(16.6)	$—	$(16.6)

The following table presents the Company’s financial assets and liabilities measured at fair value on a recurring basis at September 30, 2013:

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Unobservable Inputs (Level 3)	Total
	(In millions)
Assets
Cash equivalents	$83.9	$—	$—	$83.9
Derivatives
Interest rate swap agreements	—	3.7	—	3.7
Commodity hedging instruments	—	0.1	—	0.1
Other	7.0	—	—	7.0
Total	$90.9	$3.8	$—	$94.7
Liabilities
Derivatives
Interest rate swap agreements	$—	$(20.4)	$—	$(20.4)
Foreign currency forward contracts	—	(2.1)	—	(2.1)
Commodity hedging instruments	—	(2.3)	—	(2.3)
Total	$—	$(24.8)	$—	$(24.8)
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

The following tables present summarized financial information concerning the Company’s reportable segments for the periods indicated:

	THREE MONTHS ENDED		NINE MONTHS ENDED
	JUNE 28, 2014	JUNE 29, 2013	JUNE 28, 2014	JUNE 29, 2013
	(In millions)
Net sales:
Global Consumer	$1,012.8	$1,041.2	$2,197.2	$2,146.6
Scotts LawnService®	92.8	89.9	168.0	167.6
Segment total	1,105.6	1,131.1	2,365.2	2,314.2
Corporate & Other	10.8	6.0	21.8	25.9
Consolidated	$1,116.4	$1,137.1	$2,387.0	$2,340.1
Income (loss) from continuing operations before income taxes:
Global Consumer	$244.5	$260.5	$446.6	$410.7
Scotts LawnService®	20.7	22.3	3.0	4.4
Segment total	265.2	282.8	449.6	415.1
Corporate & Other	(21.4)	(22.8)	(66.1)	(70.3)
Intangible asset amortization	(3.7)	(2.5)	(9.6)	(7.5)
Impairment, restructuring and other	(39.2)	(8.5)	(45.6)	(8.3)
Costs related to refinancing	—	—	(10.7)	—
Interest expense	(12.8)	(16.8)	(38.7)	(47.9)
Consolidated	$188.1	$232.2	$278.9	$281.1

	JUNE 28, 2014	JUNE 29, 2013	SEPTEMBER 30, 2013
	(In millions)
Total assets:
Global Consumer	$2,140.1	$1,977.3	$1,564.2
Scotts LawnService®	194.8	191.4	189.8
Corporate & Other	171.5	193.6	183.2
Consolidated	$2,506.4	$2,362.3	$1,937.2

NOTE 15. FINANCIAL INFORMATION FOR SUBSIDIARY GUARANTORS AND NON-GUARANTORS
The 6.625% Senior Notes (the “Senior Notes”) issued by Scotts Miracle-Gro on December 16, 2010 are guaranteed at June 28, 2014 by certain of its domestic subsidiaries and, therefore, the Company has disclosed condensed consolidating financial information in accordance with SEC Regulation S-X Rule 3-10, Financial Statements of Guarantors and Issuers of Guaranteed Securities Registered or Being Registered. On January 15, 2014, the Company redeemed all of its outstanding $200 million aggregate principal amount of the 7.25% Senior Notes which were previously guaranteed by certain of its domestic subsidiaries. The guarantees are “full and unconditional,” as those terms are used in Regulation S-X Rule 3-10, except that a subsidiary’s guarantee will be automatically released in certain customary circumstances, such as (1) upon any sale or other disposition of all or substantially all of the assets of the subsidiary (including by way of merger or consolidation) to any person other than Scotts Miracle-Gro or any “restricted subsidiary” under the applicable indenture; (2) if the subsidiary merges with and into Scotts Miracle-Gro, with Scotts Miracle-Gro surviving such merger; (3) if the subsidiary is designated an “unrestricted subsidiary” in accordance with the applicable indenture or otherwise ceases to be a “restricted subsidiary” (including by way of liquidation or dissolution) in a transaction permitted by such indenture; (4) upon legal or covenant defeasance; (5) upon satisfaction and discharge of the Senior Notes; or (6) if the subsidiary ceases to be a “wholly owned restricted subsidiary” and the subsidiary is not otherwise required to provide a guarantee of the Senior Notes pursuant to the applicable indenture. The following 100% directly or indirectly owned subsidiaries fully and unconditionally guarantee at June 28, 2014 the Senior Notes on a joint and several basis: EG Systems, Inc., dba Scotts LawnService®; Gutwein & Co., Inc.; Hyponex Corporation; Miracle-Gro Lawn Products, Inc.; OMS Investments, Inc.; Rod McLellan Company; Sanford Scientific, Inc.; Scotts Temecula Operations, LLC; Scotts Manufacturing Company; Scotts Products Co.; Scotts Professional Products Co.; Scotts-Sierra Investments LLC; SMG Growing Media, Inc.; Swiss Farms Products, Inc.; SMGM LLC; SLS Franchise Systems, LLC; and The Scotts Company LLC (collectively, the “Guarantors”). SLS Franchise Systems, LLC was added as a guarantor to The Scotts Miracle-Gro Company indenture governing its 6.625% Notes on February 25, 2014. Accordingly, SLS Franchise Systems, LLC has been added as a Guarantor effective in the three month period ending March 29, 2014 and all periods presented.
The following information presents Condensed Consolidating Statements of Operations for the three and nine months ended June 28, 2014 and June 29, 2013, Condensed Consolidating Statements of Comprehensive Income (Loss) for the three and nine months ended June 28, 2014 and June 29, 2013, Condensed Consolidating Statements of Cash Flows for the nine months ended June 28, 2014 and June 29, 2013, and Condensed Consolidating Balance Sheets as of June 28, 2014, June 29, 2013 and September 30, 2013. The condensed consolidating financial information presents, in separate columns, financial information for: Scotts Miracle-Gro on a Parent-only basis, carrying its investment in subsidiaries under the equity method; Guarantors on a combined basis, carrying their investments in subsidiaries which do not guarantee the debt (collectively, the “Non-Guarantors”) under the equity method; Non-Guarantors on a combined basis; and eliminating entries. The eliminating entries primarily reflect intercompany transactions, such as interest expense, accounts receivable and payable, short and long-term debt, and the elimination of equity investments, return on investments and income in subsidiaries. Because the Parent is obligated to pay the unpaid principal amount and interest on all amounts borrowed by the Guarantors or Non-Guarantors under the credit facility (and was obligated to pay the unpaid principal amount and interest on all amounts borrowed by the Guarantors and Non-Guarantors under the previous senior secured five-year revolving loan facility), the borrowings and related interest expense for the loans outstanding of the Guarantors and Non-Guarantors are also presented in the accompanying Parent-only financial information, and are then eliminated. Included in the Parent Condensed Consolidating Statement of Cash Flow for June 28, 2014 and June 29, 2013, respectively are $223.3 million and $60.7 million of dividends paid by the Guarantors to the Parent representing return on investments and as such are classified within cash flows from operating activities.

In the Condensed Consolidating Statement of Cash Flows for the nine months ended June 29, 2013 (which was previously presented in our Form 10-Q dated August 7, 2013 and is presented herein), the Company reclassified intercompany dividends received by Parent from Guarantors from “Net Cash (Used In) Provided By Financing Activities” to “Net Cash (Used In) Provided By Operating Activities.” In the Condensed Consolidating Balance Sheet as of September 30, 2013 (which was previously presented in our Form 10-K dated November 20, 2013 and is presented herein), the Company made a correction to properly reflect the Senior Notes and the credit agreement as Parent debt and the Company made related correcting adjustments to Parent intercompany assets and the elimination entries. The Company believes these changes are immaterial.

Similarly, the Company has identified adjustments in the classification of intercompany dividends received by Parent from Guarantors between “Net Cash (Used In) Provided By Financing Activities” and “Net Cash (Used In) Provided By Operating Activities” in the Condensed Consolidating Statements of Cash Flows for each of the three years ended September 30, 2013. The amounts of such dividends for the fiscal years ended September 30, 2013, 2012, and 2011 were $87.8 million, $75.4 million and $67.9 million, respectively. As the Company believes these amounts are immaterial, the disclosures will be corrected in future filings.

THE SCOTTS MIRACLE-GRO COMPANY
Condensed Consolidating Statement of Operations
for the three months ended June 28, 2014
(In millions)
(Unaudited)

	Parent	Subsidiary Guarantors	Non- Guarantors	Eliminations	Consolidated
Net sales	$—	$897.0	$219.4	$—	$1,116.4
Cost of sales	—	546.0	147.1	—	693.1
Gross profit	—	351.0	72.3	—	423.3
Operating expenses:
Selling, general and administrative	—	143.6	45.4	—	189.0
Impairment, restructuring and other	—	39.5	(0.3)	—	39.2
Other income, net	—	(4.7)	(1.1)	—	(5.8)
Income from operations	—	172.6	28.3	—	200.9
Equity income in subsidiaries	(125.9)	(9.4)		135.3	—
Other non-operating income	(7.3)	—	(5.5)	12.8	—
Interest expense	13.8	11.1	0.7	(12.8)	12.8
Income from continuing operations before income taxes	119.4	170.9	33.1	(135.3)	188.1
Income tax expense (benefit) from continuing operations	(2.3)	57.8	11.9	—	67.4
Income from continuing operations	121.7	113.1	21.2	(135.3)	120.7
Income from discontinued operations, net of tax	—	0.7	0.3	—	1.0
Net income	$121.7	$113.8	$21.5	$(135.3)	$121.7

THE SCOTTS MIRACLE-GRO COMPANY
Condensed Consolidating Statement of Operations
for the nine months ended June 28, 2014
(In millions)
(Unaudited)

	Parent	Subsidiary Guarantors	Non- Guarantors	Eliminations	Consolidated
Net sales	$—	$1,940.6	$446.4	$—	$2,387.0
Cost of sales	—	1,191.1	304.9	—	1,496.0
Gross profit	—	749.5	141.5	—	891.0
Operating expenses:
Selling, general and administrative	—	411.9	113.7	—	525.6
Impairment, restructuring and other	—	45.5	0.1	—	45.6
Other income, net	—	(6.9)	(1.6)	—	(8.5)
Income from operations	—	299.0	29.3	—	328.3
Equity income in subsidiaries	(204.4)	(13.0)	—	217.4	—
Other non-operating income	(18.1)	—	(16.6)	34.7	—
Costs related to refinancing	10.7	—	—	—	10.7
Interest expense	42.5	29.8	1.1	(34.7)	38.7
Income from continuing operations before income taxes	169.3	282.2	44.8	(217.4)	278.9
Income tax expense from continuing operations	(12.4)	94.9	15.8	—	98.3
Income from continuing operations	181.7	187.3	29.0	(217.4)	180.6
Income from discontinued operations, net of tax	—	0.4	0.7	—	1.1
Net income	$181.7	$187.7	$29.7	$(217.4)	$181.7

THE SCOTTS MIRACLE-GRO COMPANY
Condensed Consolidating Statement of Comprehensive Income (Loss)
for the three months ended June 28, 2014
(In millions)
(Unaudited)

	Parent	Subsidiary Guarantors	Non- Guarantors	Eliminations	Consolidated
Net income	$121.7	$113.8	$21.5	$(135.3)	$121.7
Other comprehensive income (loss), net of tax:
Net foreign currency translation adjustment	4.2	—	4.2	(4.2)	4.2
Net change in derivatives	(0.7)	0.1	—	(0.1)	(0.7)
Net change in pension and other post retirement benefits	0.8	0.6	0.2	(0.8)	0.8
Total other comprehensive income	4.3	0.7	4.4	(5.1)	4.3
Comprehensive income	$126.0	$114.5	$25.9	$(140.4)	$126.0

THE SCOTTS MIRACLE-GRO COMPANY
Condensed Consolidated Statement of Comprehensive Income (Loss)
for the nine months ended June 28, 2014
(In millions)
(Unaudited)

	Parent	Subsidiary Guarantors	Non- Guarantors	Eliminations	Consolidated
Net income	$181.7	$187.7	$29.7	$(217.4)	$181.7
Other comprehensive income (loss), net of tax:
Net foreign currency translation adjustment	0.1	—	0.1	(0.1)	0.1
Net change in derivatives	3.4	1.9	—	(1.9)	3.4
Net change in pension and other post retirement benefits	2.0	1.7	0.3	(2.0)	2.0
Total other comprehensive income	5.5	3.6	0.4	(4.0)	5.5
Comprehensive income	$187.2	$191.3	$30.1	$(221.4)	$187.2

THE SCOTTS MIRACLE-GRO COMPANY
Condensed Consolidating Statement of Cash Flows
for the nine months ended June 28, 2014
(In millions)
(Unaudited)

	Parent	Subsidiary Guarantors	Non- Guarantors	Eliminations	Consolidated
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES (a)	$195.6	$117.9	$(55.9)	$(223.3)	$34.3

INVESTING ACTIVITIES
Proceeds from sale of long-lived assets	—	0.2	—	—	0.2
Proceeds from sale of business, net of transaction costs	—	6.6	0.6	—	7.2
Investments in property, plant and equipment	—	(64.1)	(4.4)	—	(68.5)
Investment in acquired business, net of cash acquired	—	(60.0)	—	—	(60.0)
Net cash used in investing activities	—	(117.3)	(3.8)	—	(121.1)

FINANCING ACTIVITIES
Borrowings under revolving and bank lines of credit	—	1,407.7	332.8	—	1,740.5
Repayments under revolving and bank lines of credit	—	(1,009.9)	(272.5)	—	(1,282.4)
Repayment of 7.25% Senior Notes	(200.0)	—	—	—	(200.0)
Financing and issuance fees	(6.1)	—	—	—	(6.1)
Dividends paid	(81.3)	(223.3)	—	223.3	(81.3)
Purchase of common shares	(89.5)	—	—	—	(89.5)
Payments on seller notes	—	(0.8)	—	—	(0.8)
Excess tax benefits from share-based payment arrangements	—	5.4	—	—	5.4
Cash received from the exercise of stock options	14.3	—	—	—	14.3
Intercompany financing	167.0	(175.5)	8.5	—	—
Net cash (used in) provided by financing activities	(195.6)	3.6	68.8	223.3	100.1
Effect of exchange rate changes on cash	—	—	4.1	—	4.1
Net increase in cash and cash equivalents	—	4.2	13.2	—	17.4
Cash and cash equivalents, beginning of period	—	2.6	127.2	—	129.8
Cash and cash equivalents, end of period	$—	$6.8	$140.4	$—	$147.2

(a)	Cash received by the Parent from its subsidiaries in the form of dividends in the amount of $223.3 million represent return on investments and are included in cash flows from operating activities.

THE SCOTTS MIRACLE-GRO COMPANY
Condensed Consolidating Balance Sheet
As of June 28, 2014
(In millions)
(Unaudited)

	Parent	Subsidiary Guarantors	Non- Guarantors	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$—	$6.8	$140.4	$—	$147.2
Accounts receivable, net	—	280.5	231.8	—	512.3
Accounts receivable pledged	—	237.8	—	—	237.8
Inventories	—	299.5	88.3	—	387.8
Prepaid and other current assets	—	88.7	37.2	—	125.9
Total current assets	—	913.3	497.7	—	1,411.0
Property, plant and equipment, net	—	399.4	44.0	—	443.4
Goodwill	—	332.7	0.6	—	333.3
Intangible assets, net	—	245.2	36.1	—	281.3
Other assets	23.6	19.9	26.8	(32.9)	37.4
Equity investment in subsidiaries	520.5	—	—	(520.5)	—
Intercompany assets	855.3	—	—	(855.3)	—
Total assets	$1,399.4	$1,910.5	$605.2	$(1,408.7)	$2,506.4

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current portion of debt	$—	$191.8	$8.7	$—	$200.5
Accounts payable	—	196.5	82.8	—	279.3
Other current liabilities	12.7	300.8	115.1	—	428.6
Total current liabilities	12.7	689.1	206.6	—	908.4
Long-term debt	625.1	360.4	68.4	(425.2)	628.7
Other liabilities	6.4	198.6	42.0	(32.9)	214.1
Equity investment in subsidiaries	—	158.4	—	(158.4)	—
Intercompany liabilities	—	269.4	160.7	(430.1)	—
Total liabilities	644.2	1,675.9	477.7	(1,046.6)	1,751.2
Shareholders’ equity	755.2	234.6	127.5	(362.1)	755.2
Total liabilities and shareholders’ equity	$1,399.4	$1,910.5	$605.2	$(1,408.7)	$2,506.4

THE SCOTTS MIRACLE-GRO COMPANY
Condensed Consolidating Statement of Operations
for the three months ended June 29, 2013
(In millions)
(Unaudited)

	Parent	Subsidiary Guarantors	Non- Guarantors	Eliminations	Consolidated
Net sales	$—	$942.2	$194.9	$—	$1,137.1
Cost of sales	—	563.3	132.0	—	695.3
Cost of sales—impairment, restructuring and other	—	—	1.5	—	1.5
Gross profit	—	378.9	61.4	—	440.3
Operating expenses:
Selling, general and administrative	—	134.4	54.8	—	189.2
Impairment, restructuring and other	—	—	7.0	—	7.0
Other income, net	—	(3.0)	(1.9)	—	(4.9)
Income from operations	—	247.5	1.5	—	249.0
Equity income in subsidiaries	(155.9)	(1.0)	—	156.9	—
Other non-operating income	(6.6)	—	—	6.6	—
Interest expense	14.6	8.6	0.2	(6.6)	16.8
Income from continuing operations before income taxes	147.9	239.9	1.3	(156.9)	232.2
Income tax expense (benefit) from continuing operations	(0.3)	84.2	0.6	—	84.5
Income from continuing operations	148.2	155.7	0.7	(156.9)	147.7
Income from discontinued operations, net of tax	—	0.2	0.3	—	0.5
Net income	$148.2	$155.9	$1.0	$(156.9)	$148.2

THE SCOTTS MIRACLE-GRO COMPANY
Condensed Consolidating Statement of Operations
for the nine months ended June 29, 2013
(In millions)
(Unaudited)

	Parent	Subsidiary Guarantors	Non- Guarantors	Eliminations	Consolidated
Net sales	$—	$1,920.0	$420.1	$—	$2,340.1
Cost of sales	—	1,200.9	289.5	—	1,490.4
Cost of sales—impairment, restructuring, and other charges	—	—	1.6	—	1.6
Gross profit	—	719.1	129.0	—	848.1
Operating expenses:
Selling, general and administrative	—	396.7	123.2	—	519.9
Impairment, restructuring and other	—	(0.4)	7.1	—	6.7
Other income, net	—	(4.6)	(2.9)	—	(7.5)
Income (loss) from operations	—	327.4	1.6	—	329.0
Equity income in subsidiaries	(203.7)	(0.1)	—	203.8	—
Other non-operating income	(18.9)	—	—	18.9	—
Interest expense	42.9	21.8	2.1	(18.9)	47.9
Income (loss) from continuing operations before income taxes	179.7	305.7	(0.5)	(203.8)	281.1
Income tax expense (benefit) from continuing operations	(0.8)	103.2	0.1	—	102.5
Income (loss) from continuing operations	180.5	202.5	(0.6)	(203.8)	178.6
Income from discontinued operations, net of tax	—	1.2	0.7	—	1.9
Net income	$180.5	$203.7	$0.1	$(203.8)	$180.5

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

THE SCOTTS MIRACLE-GRO COMPANY
Condensed Consolidating Statement of Cash Flows
for the nine months ended June 29, 2013
(In millions)
(Unaudited)

	Parent	Subsidiary Guarantors	Non- Guarantors	Eliminations	Consolidated
NET CASH PROVIDED BY OPERATING ACTIVITIES (a)	$39.1	$118.0	$46.7	$(60.7)	$143.1

INVESTING ACTIVITIES
Proceeds from sale of long-lived assets	—	0.1	3.4	—	3.5
Investments in property, plant and equipment	—	(37.9)	(4.8)	—	(42.7)
Investment in unconsolidated affiliates	—	(4.5)	—	—	(4.5)
Investment in acquired business, net of cash acquired	—	(3.2)	—	—	(3.2)
Net cash used in investing activities	—	(45.5)	(1.4)	—	(46.9)

FINANCING ACTIVITIES
Borrowings under revolving and bank lines of credit	—	1,045.1	239.8	—	1,284.9
Repayments under revolving and bank lines of credit	—	(854.1)	(493.4)	—	(1,347.5)
Dividends paid	(60.7)	(60.7)	—	60.7	(60.7)
Payment on seller notes	—	(0.8)	—	—	(0.8)
Excess tax benefits from share-based payment arrangements	—	1.0	—	—	1.0
Cash received from the exercise of stock options	5.3	—	—	—	5.3
Intercompany financing	16.3	(203.1)	186.8	—	—
Net cash used in financing activities	(39.1)	(72.6)	(66.8)	60.7	(117.8)
Effect of exchange rate changes on cash	—	—	(4.9)	—	(4.9)
Net decrease in cash and cash equivalents	—	(0.1)	(26.4)	—	(26.5)
Cash and cash equivalents, beginning of period	—	2.6	129.3	—	131.9
Cash and cash equivalents, end of period	$—	$2.5	$102.9	$—	$105.4

(a)	Cash received by the Parent from its subsidiaries in the form of dividends in the amount of $60.7 million represent return on investments and are included in cash flows from operating activities.

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
Common Shares Repurchases and Dividends
In August 2010, the Scotts Miracle-Gro Board of Directors authorized the repurchase of up to $500 million of Scotts Miracle-Gro’s common shares (the “Common Shares”) over a four-year period through September 30, 2014. In May 2011, the Scotts Miracle-Gro Board of Directors authorized the repurchase of up to an additional $200 million of the Common Shares, resulting in authority to repurchase up to a total of $700 million of the Common Shares through September 30, 2014. Since inception of the program in the fourth quarter of fiscal 2010 through June 28, 2014, Scotts Miracle-Gro has repurchased 9.4 million Common Shares for $492.6 million to be held in treasury, leaving $207.4 million authorized for repurchases through September 30, 2014.

Further, on August 6, 2013, we announced that the Scotts Miracle-Gro Board of Directors had approved an increase in our quarterly dividend from $0.325 to $0.4375 per Common Share. The decision to increase the amount of cash we intend to return to our shareholders reflects our continued confidence in the business and our desire to maintain a consistent capital structure.
As of June 28, 2014, the Company can make additional restricted payments (as defined in the third amended and restated credit agreement), including increased or one-time dividend payments and common share repurchases, before reaching a leverage ratio of 3.00. In the fourth quarter of fiscal 2014 the Company expects to make additional one-time payments of approximately $125 million to shareholders.
RESULTS OF OPERATIONS
We classified our wild bird food business as discontinued operations, for all periods presented, beginning in our second quarter of fiscal 2014. As a result, and unless specifically stated otherwise, all discussions regarding results for the three and nine months ended June 28, 2014 and June 29, 2013, reflect results from our continuing operations.
The following table sets forth the components of income and expense as a percentage of net sales:

	THREE MONTHS ENDED		NINE MONTHS ENDED
	JUNE 28, 2014	JUNE 29, 2013	JUNE 28, 2014	JUNE 29, 2013
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	62.1	61.2	62.7	63.7
Cost of sales—impairment, restructuring and other	—	0.1	—	0.1
Gross profit	37.9	38.7	37.3	36.2
Operating expenses:
Selling, general and administrative	16.9	16.6	22.0	22.2
Impairment, restructuring and other	3.5	0.6	1.9	0.3
Other income, net	(0.5)	(0.4)	(0.4)	(0.4)
Income from operations	18.0	21.9	13.8	14.1
Costs related to refinancing	—	—	0.5	—
Interest expense	1.2	1.5	1.6	2.1
Income from continuing operations before income taxes	16.8	20.4	11.7	12.0
Income tax expense from continuing operations	6.0	7.4	4.1	4.4
Income from continuing operations	10.8	13.0	7.6	7.6
Income from discontinued operations, net of tax	0.1	—	—	0.1
Net Income	10.9%	13.0%	7.6%	7.7%
Net Sales
Net sales for the three months ended June 28, 2014 were $1,116.4 million, a decrease of 1.8% from net sales of $1,137.1 million for the three months ended June 29, 2013. Net sales for the nine months ended June 28, 2014 were $2,387.0 million, an increase of 2.0% from net sales of $2,340.1 million for the nine months ended June 29, 2013. The change in net sales was attributable to the following:

	THREE MONTHS ENDED	NINE MONTHS ENDED
	JUNE 28, 2014	JUNE 28, 2014
Volume	(3.1)%	—%
Pricing	0.3	0.9
Acquisitions	0.6	0.8
Foreign exchange rates	0.4	0.3
Change in net sales	(1.8)%	2.0%
The decrease in net sales for the three months ended June 28, 2014, was primarily driven by:

•	decreased volume in our Global Consumer segment, driven by timing of shipments to retailers earlier in the lawn and garden season; and

•	a decrease in net sales attributable to our marketing agreement with Monsanto driven by timing of shipments to retailers earlier in the lawn and garden season;

•	partially offset by the favorable impact of increased pricing in the Global Consumer segment, primarily in the U.S.;

•	net sales from the Tomcat® acquisition within our Global Consumer segment; and

•	favorable impact of foreign exchange rates as a result of the slight weakening of the U.S. dollar relative to other currencies.

The increase in net sales for the nine months ended June 28, 2014, was primarily driven by:

•	favorable impact of increased pricing in the Global Consumer segment, primarily in the U.S.;

•	net sales from the Tomcat® acquisition within our Global Consumer segment and acquisitions within our Scotts LawnService® segment; and

•	favorable impact of foreign exchange rates as a result of the slight weakening of the U.S. dollar relative to other currencies;
Cost of Sales
The following table shows the major components of cost of sales:

	THREE MONTHS ENDED		NINE MONTHS ENDED
	JUNE 28, 2014	JUNE 29, 2013	JUNE 28, 2014	JUNE 29, 2013
	(In millions)
Materials	$413.8	$433.2	$888.7	$914.2
Manufacturing labor and overhead	123.5	122.1	265.4	257.6
Distribution and warehousing	140.3	123.1	292.6	267.1
Roundup® reimbursements	15.5	16.9	49.3	51.5
	$693.1	$695.3	$1,496.0	$1,490.4
Impairment, restructuring and other	—	1.5	—	1.6
	$693.1	$696.8	$1,496.0	$1,492.0

Factors contributing to the change in cost of sales are outlined in the following table:

	THREE MONTHS ENDED	NINE MONTHS ENDED
	JUNE 28, 2014	JUNE 28, 2014
	(In millions)
Material costs	$(9.6)	$(21.5)
Volume and product mix	6.1	25.1
Roundup® reimbursements	(1.4)	(2.2)
Foreign exchange rates	2.7	4.2
Change in cost of sales	$(2.2)	$5.6
Impairment, restructuring and other	(1.5)	(1.6)
Change in cost of sales	$(3.7)	$4.0
The decrease in cost of sales, for the three months ended June 28, 2014, was primarily driven by:

•
a decline in material costs in our Global Consumer and Scotts LawnService® segments due to product cost-out initiatives including growing media material costs and packaging and decreased prices of fertilizer inputs; and

•	lower reimbursements attributable to our Marketing Agreement with Monsanto;

•	partially offset by higher distribution costs and increased sales volume of our mulch products in our Global Consumer segment; and

•	unfavorable impact of foreign exchange rates as a result of a slight weakening of the U.S. dollar relative to other currencies.

The increase in cost of sales, for the nine months ended June 28, 2014, was primarily driven by:

•	unfavorable product mix due to increased sales of our mulch products and higher distribution costs in our Global Consumer segment; and

•	unfavorable impact of foreign exchange rates as a result of a slight weakening of the U.S. dollar relative to other currencies;

•
partially offset by a decline in material costs in our Global Consumer and Scotts LawnService® segments due to product cost-out initiatives including growing media material costs and packaging and decreased prices of fertilizer inputs; and

•	lower reimbursements attributable to our Marketing Agreement with Monsanto.
Gross Profit
As a percentage of net sales, our gross profit rate was 37.9% and 38.7% for the three months ended June 28, 2014 and June 29, 2013, respectively. As a percentage of net sales, our gross profit rate was 37.3% and 36.2% for the nine months ended June 28, 2014 and June 29, 2013, respectively. Factors contributing to the change in gross profit rate are outlined in the following table:

	THREE MONTHS ENDED	NINE MONTHS ENDED
	JUNE 28, 2014	JUNE 28, 2014
Pricing	0.3%	0.6%
Material costs	0.9	0.8
Product mix and volume:
Roundup® commissions and reimbursements	(0.3)	—
Acquisitions	(0.1)	(0.1)
Corporate & Other	(0.1)	0.1
Scotts LawnService®	0.1	0.1
Global Consumer mix and volume	(1.6)	(0.5)
Change in gross profit rate	(0.8)%	1.0%
Impairment, restructuring and other	—	0.1
Change in gross profit rate	(0.8)%	1.1%
The decrease in the gross profit rate, for the three months ended June 28, 2014, was primarily driven by:

•	unfavorable product mix within our Global Consumer segment due to increased sales of mulch products;

•	increased distribution costs within our Global Consumer segment; and

•	decreased commission income associated with our Marketing Agreement with Monsanto due to lower sales of Roundup® herbicide products compared to the same period in the prior year;

•
partially offset by decreased material costs within our Global Consumer segment due to product cost-out initiatives including growing media material costs and packaging and decreased prices of fertilizer inputs; and

•	favorable impact of increased pricing for the Global Consumer segment, primarily in the U.S.

The increase in the gross profit rate, for the nine months ended June 28, 2014, was primarily driven by:

•	decreased material costs within our Global Consumer segment due to product cost-out initiatives including growing media material costs and packaging and decreased prices of fertilizer inputs; and

•	favorable impact of increased pricing for the Global Consumer segment, primarily in the U.S.;

•	partially offset by unfavorable product mix within our Global Consumer segment due to increased sales of our mulch products and higher distribution costs.

Selling, General and Administrative Expenses
The following table sets forth the components of selling, general and administrative expenses:

	THREE MONTHS ENDED		NINE MONTHS ENDED
	JUNE 28, 2014	JUNE 29, 2013	JUNE 28, 2014	JUNE 29, 2013
	(In millions)
Advertising	$53.4	$59.3	$123.4	$124.6
Share-based compensation	2.3	1.9	8.7	10.4
Research and development	12.2	11.5	34.3	33.9
Amortization of intangibles	2.7	1.9	7.6	5.9
Other selling, general and administrative	118.4	114.6	351.6	345.1
	$189.0	$189.2	$525.6	$519.9

Selling, general and administrative (“SG&A”) expenses decreased $0.2 million, or 0.1%, to $189.0 million for the third quarter of fiscal 2014 compared to the same period of fiscal 2013. Advertising decreased $5.9 million driven by timing and mix of Global Consumer media spending. Increase in other SG&A is due to increased marketing spending including package design costs.

SG&A expenses increased $5.7 million, or 1.1%, to $525.6 million for the first nine months of fiscal 2014 compared to the same period of fiscal 2013. The decrease in advertising of $1.2 million was primarily driven by delayed timing of media and marketing purchases within Scotts Lawnservice® partially offset by an increase in Global Consumer annual media and marketing investments. Amortization of intangibles increased by $1.6 million due to the acquisition of the Tomcat® business within the Global Consumer segment. Increase in other SG&A is due to increased marketing spending including package design costs.
Impairment, Restructuring and Other
During the three and nine months ended June 28, 2014, we recognized $5.8 million and $9.7 million, respectively, in restructuring costs related to termination benefits provided to U.S. personnel as part of our restructuring of the U.S. administrative and overhead functions in order to reinvest in other areas. Further, during the third quarter of fiscal 2014, we recognized a $33.7 million impairment charge for a non-recurring fair value adjustment within the Global Consumer segment related to the Ortho brand. In addition, for the three and nine months ended June 28, 2014, we recognized $(0.3) million and $0.2 million, respectively, for employee severance charges, related to termination benefits provided to international employees as part of the profitability improvement initiative announced in December 2012, associated with the international restructuring plan to reduce headcount and streamline management decision making within the Global Consumer segment, and $2.0 million in additional ongoing monitoring and remediation costs for the Company's turfgrass biotechnology program.
For the three and nine months ended June 29, 2013, we recognized expense of $8.5 million related to international employee severance within the Global Consumer segment. Further, during the first quarter of fiscal 2013 we recognized income of $4.7 million related to the reimbursement by a vendor of a portion of the costs incurred for the development and commercialization of products including the active ingredient MAT 28 for the Global Consumer segment. We also recognized a $4.3 million asset impairment charge during the first quarter of fiscal 2013 as a result of issues with the commercialization of an insect repellent technology for the Global Consumer segment.
Other Income, net
Other income is comprised of activities outside our normal business operations, such as royalty income from the licensing of certain of our brand names, franchise fee income from our Scotts LawnService® business, foreign exchange gains/losses, equity income (loss) on unconsolidated affiliates and gains/losses from the sale of non-inventory assets. Other income was $5.8 million for the three months ended June 28, 2014 compared to $4.9 million for the three months ended June 29, 2013. Other income was $8.5 million for the nine months ended June 28, 2014 compared to $7.5 million for the nine months ended June 29, 2013.
Costs Related to Refinancing
Costs related to refinancing were $10.7 million for the nine months ended June 28, 2014. The costs incurred were associated with the redemption of the 7.25% Senior Notes.

Interest Expense
Interest expense was $12.8 million for the three months ended June 28, 2014 compared to $16.8 million for the three months ended June 29, 2013. The decrease in interest expense of $4.0 million was driven by a decline in our weighted average interest rate during the three months ended June 28, 2014, as compared to the same prior year period. The decrease in our weighted average interest rate of 143 basis points was due to the reduced rates under our third amended and restated credit agreement and the redemption of the 7.25% Senior Notes.
Interest expense was $38.7 million for the nine months ended June 28, 2014 compared to $47.9 million for the nine months ended June 29, 2013. The decrease in interest expense of $9.2 million was driven by a decline in average borrowings of $58.6 million, excluding the impact of foreign exchange rates, during the nine months ended June 28, 2014, as compared to the same prior year period. The decline in average borrowings was driven by the carryover impact of a reduction in inventories in fiscal year 2013. Additionally, there was a decrease in our weighted average interest rate of 87 basis points primarily due to the reduced rates under our third amended and restated credit agreement and due to the redemption of the 7.25% Senior Notes.
Income Tax Expense
The effective tax rate related to continuing operations for the three months ended June 28, 2014 was 35.8% compared to 36.4% for the three months ended June 29, 2013. The effective tax rate related to continuing operations for the nine months ended June 28, 2014 was 35.2% compared to 36.5% for the nine months ended June 29, 2013. The Company recognized discrete tax benefits of $0.5 million and $2.6 million for the three and nine months ended June 28, 2014, respectively. The effective tax rate used for interim purposes was based on our best estimate of factors impacting the effective tax rate for the full fiscal year. Factors affecting the estimated effective tax rate include assumptions as to income by jurisdiction (domestic and foreign), the availability and utilization of tax credits and the existence of elements of income and expense that may not be taxable or deductible. The estimated effective tax rate is subject to revision in later interim periods and at fiscal year end as facts and circumstances change during the course of the fiscal year. There can be no assurances that the effective tax rate estimated for interim financial reporting purposes will approximate the effective tax rate determined at fiscal year end.
Income from Continuing Operations
We reported income from continuing operations of $120.7 million, or $1.93 per diluted share, for the third quarter of fiscal 2014 compared to $147.7 million, or $2.36 per diluted share, for the third quarter of fiscal 2013 and $180.6 million or $2.88 per diluted share for the first nine months of fiscal 2014 compared to $178.6 million or $2.86 per diluted share for the first nine months of fiscal 2013. The decrease in our income from continuing operations for the three months ended June 28, 2014 was primarily driven by decreased sales in our Global Consumer segment, a lower gross profit rate and impairment, restructuring and other charges, partially offset by lower income tax and interest expenses. The increase in our income from continuing operations for the nine months ended June 28, 2014 was primarily driven by increased sales in our Global Consumer segment, higher gross profit rate and lower interest expense, partially offset by costs related to refinancing and impairment, restructuring and other charges. Diluted average common shares used in the diluted net income per common share calculation were 62.4 million for the third quarter of fiscal 2014 compared to 62.6 million for the same period a year ago. Diluted average common shares used in the diluted net income per common share calculation were 62.8 million for the nine months ended June 28, 2014 compared to 62.5 million for the nine months ended June 29, 2013. The decrease in dilutive average common shares for the three months ended June 28, 2014 was a result of share repurchases, partially offset by the exercise and issuance of share-based compensation awards. The increase in dilutive average common shares for the nine months ended June 28, 2014 was a result of the exercise and issuance of share-based compensation awards partially offset by share repurchases.
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

The following table sets forth net sales by segment:

	THREE MONTHS ENDED		NINE MONTHS ENDED
	JUNE 28, 2014	JUNE 29, 2013	JUNE 28, 2014	JUNE 29, 2013
	(In millions)
Global Consumer	$1,012.8	$1,041.2	$2,197.2	$2,146.6
Scotts LawnService®	92.8	89.9	168.0	167.6
Segment total	1,105.6	1,131.1	2,365.2	2,314.2
Corporate & Other	10.8	6.0	21.8	25.9
Consolidated	$1,116.4	$1,137.1	$2,387.0	$2,340.1
The following table sets forth segment income from continuing operations before income taxes:

	THREE MONTHS ENDED		NINE MONTHS ENDED
	JUNE 28, 2014	JUNE 29, 2013	JUNE 28, 2014	JUNE 29, 2013
	(In millions)
Global Consumer	$244.5	$260.5	$446.6	$410.7
Scotts LawnService®	20.7	22.3	3.0	4.4
Segment total	265.2	282.8	449.6	415.1
Corporate & Other	(21.4)	(22.8)	(66.1)	(70.3)
Intangible asset amortization	(3.7)	(2.5)	(9.6)	(7.5)
Impairment, restructuring and other	(39.2)	(8.5)	(45.6)	(8.3)
Costs related to refinancing	—	—	(10.7)	—
Interest expense	(12.8)	(16.8)	(38.7)	(47.9)
Consolidated	$188.1	$232.2	$278.9	$281.1
Global Consumer
Global Consumer segment net sales were $1,012.8 million in the third quarter of fiscal 2014, a decrease of 2.7%, from the third quarter of fiscal 2013 sales of $1,041.2 million and were $2,197.2 million for the first nine months of fiscal 2014, an increase of 2.4%, from the first nine months of fiscal 2013 sales of $2,146.6 million. For the three months ended June 28, 2014, volume unfavorably impacted net sales by 4.2%, which was partially offset by favorable impacts from pricing, acquisitions and foreign exchange rates of 0.5%, 0.6% and 0.4%, respectively. For the nine months ended June 28, 2014, volume, pricing, acquisitions and foreign exchange rates favorably impacted net sales by 0.2%, 1.0%, 0.9% and 0.3%, respectively.
Net sales in the U.S. decreased $49.8 million, or 5.9%, for the third quarter of fiscal 2014 as compared to the same period in fiscal 2013 and increased $23.0 million, or 1.3%, for the first nine months of fiscal 2014 as compared to the same period in fiscal 2013. The decrease in U.S. net sales for the third quarter was driven by timing of shipments to retailers earlier in the lawn and garden season. The increase in U.S. net sales for the first nine months was driven by an increase in pricing and the acquisition of Tomcat®.
Excluding the impact of changes in foreign exchange rates, net sales internationally increased by $17.9 million, or 9.3%, and $21.9 million, or 5.4%, respectively, for the third quarter and the first nine months of fiscal 2014. The increase in sales internationally was primarily driven by higher sales volume within Europe.
Global Consumer segment operating income decreased by $16.0 million, or 6.1%, and increased by $35.9 million, or 8.7%, in the third quarter and the first nine months of fiscal 2014, respectively, as compared to the same periods of fiscal 2013. Excluding the impact of changes in foreign exchange rates, the decrease was 6.4% and the increase was 8.6%, for the third quarter and the first nine months of fiscal 2014, respectively. The decrease for the third quarter of fiscal 2014 was primarily driven by lower net sales and gross profit rate, whereas the increase for the first nine months of fiscal 2014 was primarily driven by the favorable impact of pricing, acquisitions and improved gross profit rate.
Scotts LawnService®
Scotts LawnService® net sales increased by $2.9 million, or 3.2%, and $0.4 million, or 0.2% in the third quarter and the first nine months of fiscal 2014, respectively, as compared to the same periods of fiscal 2013. The increase in net sales in the third quarter of fiscal 2014 was driven by unfavorable weather conditions that delayed net sales from our second to our third quarter of fiscal 2014, and which resulted in net sales being flat for the first nine months of fiscal 2014.

The operating income for Scotts LawnService® decreased by $1.6 million, or 7.2%, to $20.7 million in the third quarter of fiscal 2014, as compared to the same period of fiscal 2013. The decreased income was primarily driven by higher SG&A costs, primarily for planned increases in selling costs. The operating income for Scotts LawnService® decreased by $1.4 million, or 31.8%, to $3.0 million in the first nine months of fiscal 2014, as compared to the same period of fiscal 2013 primarily driven by higher SG&A costs partially offset by an improved gross profit rate.
Corporate & Other
The net operating loss for Corporate & Other was $21.4 million and $66.1 million for the three and nine months ended June 28, 2014, respectively, compared to $22.8 million and $70.3 million for the three and nine months ended June 29, 2013, respectively. The decreases for the three and nine months ended June 28, 2014 were primarily related to lower employee related expenses, including compensation and benefits.
LIQUIDITY AND CAPITAL RESOURCES
Operating Activities
Cash provided by operating activities totaled $34.3 million and $143.1 million for the nine months ended June 28, 2014 and June 29, 2013, respectively. Cash provided by operating activities declined $108.8 million primarily due to an increase in cash used for working capital of $137.8 million. The increase in cash used for working capital was primarily due to increased inventory production in the third quarter of fiscal 2014 and an increase in accounts receivable due to higher net sales in the month of June of fiscal 2014 compared to the same period of fiscal 2013.
Investing Activities
Cash used in investing activities totaled $121.1 million and $46.9 million for the nine months ended June 28, 2014 and June 29, 2013, respectively. Cash used for investments in property, plant and equipment during the first nine months of fiscal 2014 and fiscal 2013 was $68.5 million and $42.7 million, respectively. The increase was primarily related to $35.0 million of down payments on a purchase order to acquire a new corporate aircraft and investments to increase efficiencies at existing production facilities. We anticipate entering into a lease arrangement once we take title to the new corporate aircraft, which is expected to be completed in late fiscal 2014. Additionally, during the nine months ended June 28, 2014, within our Global Consumer segment, we completed the $60.0 million all-cash acquisition of the Tomcat® consumer rodent control business from Bell Laboratories, Inc. In fiscal 2014, we completed the sale of the U.S. and Canada wild bird food business for $7.2 million in cash. For the nine months ended June 29, 2013, we completed acquisitions of two franchisee businesses within our Scotts LawnService® segment for $3.2 million in cash.
Financing Activities
Financing activities provided cash of $100.1 million and used cash of $117.8 million for the nine months ended June 28, 2014 and June 29, 2013, respectively. The increase of $217.9 million in cash provided by financing activities during the first nine months of fiscal 2014 as compared to fiscal 2013 was the result of higher net borrowings under our credit facility of $520.7 million and an increase in net cash received from stock option activity of $13.4 million, partially offset by the repayment of our 7.25% Senior Notes of $200.0 million, an increase in repurchases of our Common Shares of $89.5 million, additional dividends paid of $20.6 million and financing fees associated with our new credit facility of $6.1 million.
Cash and Cash Equivalents
Our cash and cash equivalents were held in cash depository accounts with major financial institutions around the world or invested in high quality, short-term liquid investments, with a balance of $147.2 million as of June 28, 2014, compared to $105.4 million as of June 29, 2013. The cash and cash equivalents balance at June 28, 2014 included $137.3 million held by controlled foreign corporations. Our current plans do not demonstrate a need to, nor do we have plans to, repatriate the retained earnings from these foreign corporations as the earnings are indefinitely reinvested. However, in the future, if we determine it is necessary to repatriate these funds, or we sell or liquidate any of these foreign corporations, we may be required to pay associated taxes on the repatriation.

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
Under our credit facility, we have the ability to obtain letters of credit up to $75 million. At June 28, 2014, we had letters of credit in the aggregate face amount of $23.3 million outstanding and $1,251.6 million of availability under our credit facility, subject to our continued compliance with covenants discussed below.
The Company maintains a Master Accounts Receivable Purchase Agreement (“MARP Agreement”), which is uncommitted and provides for the discretionary sale by the Company, and the discretionary purchase by the banks, on a revolving basis, of accounts receivable generated by sales to three specified account debtors in an aggregate amount not to exceed $400 million. On October 25, 2013, the Company signed an amendment to the existing MARP Agreement which extended the termination date to August 29, 2014, or such later date as may be mutually agreed by the Company and the banks party thereto. Under the amended terms of the MARP Agreement, the banks have the opportunity to purchase those accounts receivable offered by the Company at a discount (from the agreed base value thereof) effectively equal to the one-week LIBOR plus 0.75%. There were $190.3 million of short-term borrowings as of June 28, 2014 and $159.9 million of short-term borrowings as of June 29, 2013 under the MARP Agreement. The carrying value of the receivables pledged as collateral was $237.8 million as of June 28, 2014. As of June 28, 2014, there was $90.8 million of availability under the MARP Agreement.

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
As of June 28, 2014, we were in compliance with all debt covenants. Our credit facility contains, among other obligations, an affirmative covenant regarding our leverage ratio, calculated as indebtedness relative to our earnings before interest, taxes, depreciation and amortization. Under the terms of the credit facility, the maximum leverage ratio was 4.00 as of June 28, 2014. Our leverage ratio was 1.91 at June 28, 2014. Our credit facility also includes an affirmative covenant regarding our interest coverage. Under the terms of the credit facility, the minimum interest coverage ratio was 3.50 for the twelve months ended June 28, 2014. Our interest coverage ratio was 7.39 for the twelve months ended June 28, 2014. As of June 28, 2014, the Company can make additional restricted payments (as defined in the third amended and restated credit agreement), including increased or one-time dividend payments and common share repurchases, before reaching a leverage ratio of 3.00. In the fourth quarter of fiscal 2014 the Company expects to make additional one-time payments of approximately $125 million to shareholders.
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
Contractual Obligations
There have been no material changes outside of the ordinary course of business, in our outstanding contractual obligations since the end of fiscal 2013 and through June 28, 2014.
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

In addition, there were no changes in the Registrant’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during the Registrant’s fiscal quarter ended June 28, 2014 that have materially affected, or are reasonably likely to materially affect, the Registrant’s internal control over financial reporting.

PART II—OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Other than as discussed in “NOTE 11. CONTINGENCIES” of the Notes to Condensed Consolidated Financial Statements, pending material legal proceedings have not changed significantly since those disclosed in Scotts Miracle-Gro's Annual Report on Form 10-K for the fiscal year ended September 30, 2013.

ITEM 1A. RISK FACTORS

The Company's risk factors as of June 28, 2014 have not changed materially from those described in “ITEM IA. RISK FACTORS” in Scotts Miracle-Gro's Annual Report on Form 10-K for the fiscal year ended September 30, 2013.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The payment of future dividends, if any, on the Common Shares will be determined by the Board of Directors in light of conditions then existing, including the Company's earnings, financial condition and capital requirements, restrictions in financing agreements, business conditions and other factors. The Company's third amended and restated credit agreement restricts future dividend payments to an aggregate of $150 million annually through fiscal 2014 and 2015 and $175 million annually beginning in fiscal 2016 if our leverage ratio, after giving effect to any such annual dividend payment, exceeds 3.0. Our leverage ratio was 1.91 at June 28, 2014.

Issuer Purchases of Equity Securities

The following table shows the purchases of Common Shares made by or on behalf of Scotts Miracle-Gro or any “affiliated purchaser” (as defined in Rule 10b-18(a)(3) under the Securities Exchange Act of 1934, as amended) of Scotts Miracle-Gro for each fiscal month in the three months ended June 28, 2014:

Period	Total Number of Common Shares Purchased(1)	Average Price Paid per Common Share(2)	Total Number of Common Shares Purchased as Part of Publicly Announced Plans or Programs(3)	Approximate Dollar Value of Common Shares That May Yet be Purchased Under the Plans or Programs(3)
March 30, 2014 through April 26, 2014	147,688	$60.33	147,688	$230,277,059
April 27, 2014 through May 24, 2014	164,467	$60.80	164,317	$220,287,562
May 25, 2014 through June 28, 2014	221,406	$58.55	220,763	$207,363,017
Total	533,561	$59.73	532,768

(1)
All of the Common Shares purchased during the quarter were purchased in open market transactions. The total number of Common Shares purchased during the quarter includes 793 Common Shares purchased by the trustee of the rabbi trust established by the Company as permitted pursuant to the terms of The Scotts Company LLC Executive Retirement Plan (the “ERP”). The ERP is an unfunded, non-qualified deferred compensation plan which, among other things, provides eligible employees the opportunity to defer compensation above specified statutory limits applicable to The Scotts Company LLC Retirement Savings Plan and with respect to any Executive Management Incentive Pay (as defined in the ERP), Performance Award (as defined in the ERP) or other bonus awarded to such eligible employees. Pursuant to the terms of the ERP, each eligible employee has the right to elect an investment fund, including a fund consisting of Common Shares (the “Scotts Miracle-Gro Common Stock Fund”), against which amounts allocated to such employee's account under the ERP, including employer contributions, will be benchmarked (all ERP accounts are bookkeeping accounts only and do not represent a claim against specific assets of the Company). Amounts allocated to employee accounts under the ERP represent deferred compensation obligations of the Company. The Company established the rabbi trust in order to assist the Company in discharging such deferred compensation obligations. When an eligible employee elects to benchmark some or all of the amounts allocated to such employee's account against the Scotts Miracle-Gro Common Stock Fund, the trustee of the rabbi trust purchases the number of Common Shares equivalent to the amount so benchmarked. All Common Shares purchased by the trustee are purchased on the open market and are held in the rabbi trust until such time as they are distributed pursuant to the terms of the ERP. All assets of the rabbi trust, including any Common Shares purchased by the trustee, remain, at all times, assets of the Company, subject to the claims of its creditors. The terms of the ERP do not provide for a specified limit on the number of Common Shares that may be purchased by the trustee of the rabbi trust.

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

THE SCOTTS MIRACLE-GRO COMPANY

Date: August 7, 2014	/s/ THOMAS RANDAL COLEMAN
Printed Name: Thomas Randal Coleman
Title: Executive Vice President and Chief Financial Officer

THE SCOTTS MIRACLE-GRO COMPANY
QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED JUNE 28, 2014

INDEX TO EXHIBITS

EXHIBIT NO.	DESCRIPTION	LOCATION

10.1	Separation Agreement and Release of All Claims, entered into and effective as of April 17, 2014, by and between The Scotts Company LLC and Lawrence A. Hilsheimer	Incorporated herein by reference to the Current Report on Form 8-K of the Registrant filed April 17, 2014 (File No. 1-11593) [Exhibit 10.1]

10.2
Special form of Deferred Stock Unit Award Agreement for Nonemployee Directors (with Related Dividend Equivalents) used to evidence grants of Deferred Stock Units made on May 1, 2014 under The Scotts Miracle-Gro Company Long-Term Incentive Plan
Incorporated herein by reference to the Registrant's Quarterly Report on Form 10-Q for the quarterly period ended March 29, 2014 (File No. 1-11593) [Exhibit 10.11]

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