Form 10-K
period 2014-09-30
SCOTTS MIRACLE-GRO CO
filed 2014-11-25
CIK 825542

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________________________________________________
Form 10-K
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended September 30, 2014
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☑
The aggregate market value of Common Shares (the only common equity of the registrant) held by non-affiliates (for this purpose, executive officers and directors of the registrant are considered affiliates) as of March 28, 2014 (the last business day of the most recently completed second quarter) was approximately $2,702,677,743.
There were 60,823,568 Common Shares of the registrant outstanding as of November 14, 2014.
______________________________________________________________
DOCUMENTS INCORPORATED BY REFERENCE:
Portions of the definitive Proxy Statement for the registrant’s 2015 Annual Meeting of Shareholders are incorporated by reference into Part III of this Annual Report on Form 10-K.

PART I

ITEM 1.	BUSINESS
Company Description and Development of the Business
The discussion below provides a brief description of the business conducted by The Scotts Miracle-Gro Company (“Scotts Miracle-Gro” and, together with its subsidiaries, the “Company,” “we” or “us”), including general developments in the Company’s business during the fiscal year ended September 30, 2014 (“fiscal 2014”). For additional information on recent business developments, see “ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS” of this Annual Report on Form 10-K.
We are a leading manufacturer and marketer of branded consumer lawn and garden products. Our products are marketed under some of the most recognized brand names in the industry. In North America, key brands include Scotts® and Turf Builder® lawn and grass seed products; Miracle-Gro®, Nature's Care®, Scotts®, Liquafeed® and Osmocote®1 gardening and landscape products; and Ortho®, Roundup®2, Home Defense® and Tomcat® branded insect control, weed control and rodent control products. In the United Kingdom, key brands include Miracle-Gro® plant fertilizers; Roundup®2, Weedol® and Pathclear® herbicides; EverGreen® lawn fertilizers; and Levington® gardening and landscape products. Other significant brands in Europe include Roundup®2, KB® and Fertiligène® in France; Roundup®2, Celaflor®, Nexa Lotte® and Substral® in Germany and Austria; and Roundup®2, ASEF®, KB® and Substral® in Belgium, the Netherlands and Luxembourg. We also operate the Scotts LawnService® business, which provides residential and commercial lawn care, tree and shrub care and pest control services in the United States.
Our heritage is tied to the 1995 merger of The Scotts Company, which traces its roots to a company founded by O.M. Scott in Marysville, Ohio in 1868, and Stern’s Miracle-Gro Products, Inc., which was formed by Horace Hagedorn and Otto Stern on Long Island, New York in 1951. Scotts Miracle-Gro is an Ohio corporation.
We are dedicated to delivering strong, long-term financial results and outstanding shareholder returns by providing products of superior quality and value to enhance consumers’ lawn and garden environments. In fiscal 2014, we advanced a number of key initiatives which focused on: (1) margin improvement and savings initiatives in the core business; and (2) investment in growth opportunities adjacent to the core business as well as expansion into the urban and indoor consumer category. After a late start to the lawn and garden season which negatively impacted our first half results, improved consumer engagement and our initiatives came together in the second half of the year to lift full year results. We also continued our long-term focus on innovation and global expansion.
Business Segments
We divide our business into the following reportable segments:

•	Global Consumer

•	Scotts LawnService®
This division of reportable segments is consistent with how the segments report to and are managed by our Chief Executive Officer (the chief operating decision-maker of the Company). Financial information about these segments for each of the three fiscal years ended September 30, 2014, 2013, and 2012 is presented in “NOTE 21. SEGMENT INFORMATION” of the Notes to Consolidated Financial Statements included in this Annual Report on Form 10-K.

________________________
[1] Osmocote® is a registered trademark of Everris International B.V., a subsidiary of Israel Chemicals Ltd.
[2] Roundup® is a registered trademark of Monsanto Technology LLC, a company affiliated with Monsanto Company (“Monsanto”)

Principal Products and Services
Global Consumer
In our Global Consumer segment, we manufacture and market consumer lawn and garden products in the following categories:
Lawn Care: The lawn care category is designed to help consumers obtain and enjoy the lawn they want. In the United States, products within this category include lawn fertilizer products under the Scotts® and Turf Builder® brand names; grass seed products under the Scotts®, Turf Builder®, EZ Seed®, Water Smart® and PatchMaster® brand names; and lawn-related weed, pest and disease control products primarily under the Scotts® brand name, including sub-brands such as GrubEx®. A similar range of products is marketed in Europe under a variety of brands such as EverGreen®, Fertiligène®, Substral®, Miracle-Gro Patch Magic®, Weedol®, Pathclear®, KB® and Celaflor®. The lawn care category also includes spreaders and other durables under the Scotts® brand name, including Turf Builder® EdgeGuard® spreaders, Snap® spreaders and Handy Green®II handheld spreaders. In addition, in 2015, we will begin to market outdoor cleaners under the Scotts® OxiClean®3 brand name.
Gardening and Landscape: The gardening and landscape category is designed to help consumers grow and enjoy flower and vegetable gardens and beautify landscaped areas. In the United States, products within this category include a complete line of water soluble plant foods under the Miracle-Gro® brand and sub-brands such as LiquaFeed®, continuous-release plant foods under the Miracle-Gro®, Scotts® and Osmocote® brands and sub-brands of Miracle-Gro® such as Shake ‘N Feed®; potting mixes and garden soils under the Miracle-Gro®, Scotts®, Hyponex®, Earthgro® and SuperSoil® brand names; mulch and decorative groundcover products under the Scotts® brand, including the sub-brands Nature Scapes®, Earthgro® and Hyponex by Scotts®; landscape weed prevention products under the Ortho® brand; plant-related pest and disease control products under the Ortho® brand; organic garden products under the Miracle-Gro Organic Choice®, Nature's Care®, Scotts® and Whitney Farms® brand names; and live goods and seeding solutions under the Miracle-Gro® brand and Gro-ables® sub-brand. Internationally, similar products are marketed under the Miracle-Gro®, Fertiligène®, Substral®, KB®, Celaflor®, ASEF®, Scotts®, Scotts EcoSense®, Naturen®, and Miracle-Gro Organic Choice® brand names.
Controls: The controls category is designed to help consumers protect their homes from pests and maintain external home areas. In the United States, insect control products are marketed under the Ortho® brand name, including Ortho Max®, Home Defense Max® and Bug B Gon Max® sub-brands; rodent control products are marketed under the Tomcat® and Ortho® brands; selective weed control products are marketed under the Ortho® Weed B Gon® sub-brand; and non-selective weed control products are marketed under the Roundup® and Groundclear® brand names. Internationally, products within this category are marketed under the Nexa Lotte®, Fertiligène®, KB®, Home Defence®, Weedol®, Pathclear® and Roundup® brands.
Since 1999, we have served as Monsanto’s exclusive agent for the marketing and distribution of consumer Roundup® products in the consumer lawn and garden market within the United States and other specified countries, including Australia, Austria, Belgium, Canada, France, Germany, the Netherlands and the United Kingdom. Under the terms of the Amended and Restated Exclusive Agency and Marketing Agreement (the “Marketing Agreement”) between the Company and Monsanto, we are jointly responsible with Monsanto for developing global consumer and trade marketing programs for consumer Roundup®. We have responsibility for manufacturing conversion (in North America), distribution and logistics, and selling and marketing support for consumer Roundup®. Monsanto continues to own the consumer Roundup® business and provides significant oversight of the brand. In addition, Monsanto continues to own and operate the agricultural Roundup® business. For additional details regarding the Marketing Agreement, see “ITEM 1A. RISK FACTORS — If Monsanto were to terminate the Marketing Agreement for consumer Roundup® products, we would lose a substantial source of future earnings and overhead expense absorption” of this Annual Report on Form 10-K and “NOTE 6. MARKETING AGREEMENT” of the Notes to Consolidated Financial Statements included in this Annual Report on Form 10-K.
Scotts LawnService®
The Scotts LawnService® segment provides residential and commercial lawn care, tree and shrub care and pest control services in the United States through periodic applications of fertilizer and control products. As of September 30, 2014, Scotts LawnService® had 84 Company-operated locations as well as 95 locations operated by independent franchisees. Also, on October 16, 2014, Scotts LawnService® entered into a definitive agreement to acquire the assets of Action Pest Control, Inc. (“Action Pest”), a residential pest control provider in the Midwest.

________________________
[3] OxiClean® is a registered trademark of Church & Dwight Co., Inc.

Acquisitions and Divestitures
On October 14, 2013, we acquired the Tomcat® consumer rodent control business from Bell Laboratories, Inc., located in Madison, Wisconsin, for $60.0 million in an all-cash transaction. The acquisition included the Tomcat® brand, as well as a long-term partnership to bring innovative technologies to the consumer rodent control market. Tomcat® consumer products are sold at home centers and mass retailers, as well as grocery, drug and general merchandise stores across the United States and Canada, in addition to Europe and Australia.
During the fourth quarter of fiscal 2014, we obtained control of the operations of AeroGrow International, Inc. (“AeroGrow”) through our increased involvement, influence, and working capital loan of $4.5 million provided in July 2014. AeroGrow is a developer, marketer, direct-seller, and wholesaler of advanced indoor garden systems designed for consumer use in gardening, cooking, healthy eating, and home and office décor markets. AeroGrow operates primarily in the United States and Canada, as well as select countries in Europe, Asia and Australia.
During the fourth quarter of fiscal 2014, we also completed an acquisition of the U.K. based Solus Garden and Leisure Limited (“Solus”) within our Global Consumer segment for $7.4 million. Solus is a supplier of garden and leisure products, offering a diverse mix of brands.
On September 30, 2014, our wholly-owned subsidiary, Scotts Canada Ltd., acquired Fafard & Brothers Ltd. (“Fafard”) for $59.8 million. In continuous operation since 1940 and based in Saint-Bonaventure, Quebec, Canada, Fafard is a producer of peat moss and growing media products for consumer and professional markets, including peat-based and bark-based mixes, composts and premium soils. Fafard serves customers primarily across Ontario, Quebec and New Brunswick.
On October 16, 2014, our Scotts LawnService® business entered into a definitive agreement to acquire the assets of Action Pest, a residential and commercial pest control provider in the Midwest for $22.7 million. The transaction, which is expected to close by January 2015, would represent our first acquisition of a home pest control business.
In addition, over the past five years we have completed several smaller acquisitions within our controls, growing media and Scotts LawnService® business.
During the past five years, we have completed several divestitures including the wind down of our Smith & Hawken business completed in the first quarter of fiscal 2010 and the February 28, 2011 sale of our Global Professional (“Global Pro”) business to Israel Chemicals Ltd. (“ICL”) for $270 million. In the fourth quarter of fiscal 2012, we completed the wind down of our professional seed business. In the second quarter of fiscal 2014, we completed the sale of our wild bird food business in the United States and Canada for $4.1 million in cash and an estimated $1.0 million in future earn-out payments. We have classified our results of operations for all periods presented in this Annual Report of Form 10-K to reflect these businesses as discontinued operations during the applicable periods. See “NOTE 2. DISCONTINUED OPERATIONS” of the Notes to Consolidated Financial Statements included in this Annual Report on Form 10-K for additional information.
Principal Markets and Methods of Distribution
We sell our consumer products primarily to home centers, mass merchandisers, warehouse clubs, large hardware chains, independent hardware stores, nurseries, garden centers and food and drug stores through both a direct sales force and our network of brokers and distributors. In addition, during fiscal 2014, we employed approximately 2,200 full-time and seasonal in-store associates within the United States to help our retail partners merchandise their lawn and garden departments directly to consumers of our products.
The majority of shipments to customers are made via common carriers or through distributors in the United States and through a network of public warehouses and distributors in Europe. We primarily utilize third parties to manage the key distribution centers for our Global Consumer business in North America, which are strategically located across the United States and Canada. The primary distribution centers for our Global Consumer business internationally are located in the United Kingdom, France, Germany, Austria and Australia and are also managed by third-party logistics providers. Growing media products are generally shipped direct-to-store without passing through a distribution center.
Raw Materials
We purchase raw materials for our products from various sources. We are subject to market risk as a result of the fluctuating prices of raw materials such as urea and other fertilizer inputs, resins, diesel, gasoline, natural gas, sphagnum peat, bark and grass seed. Our objectives surrounding the procurement of these materials are to ensure continuous supply, minimize costs and improve predictability. We seek to achieve these objectives through negotiation of contracts with favorable terms directly with vendors. When appropriate, we commit to purchase a certain percentage of our needs in advance of the season to secure pre-determined prices. We also hedge certain commodities, particularly diesel, gasoline and urea, to improve predictability and control costs. Sufficient raw materials were available during fiscal 2014.
Trademarks, Patents and Licenses
We consider our trademarks, patents and licenses to be key competitive advantages. We pursue a vigorous trademark protection strategy consisting of registration and maintenance of key trademarks and proactive monitoring and enforcement activities to protect against infringement. The Scotts®, Miracle-Gro®, Ortho®, Scotts LawnService®, Tomcat®, Hyponex® and Earthgro® brand names and logos, as well as a number of product trademarks, including Turf Builder®, EZ Seed®, Snap®, Organic Choice®, Nature's Care®, Home Defense Max®, Nature Scapes® and Weed B Gon Max®, are registered in the United States and/or internationally and are considered material to our business.
In addition, we actively develop and maintain an extensive portfolio of utility and design patents covering subject matters such as fertilizer, chemical and growing media compositions and processes; grass seed varieties; and mechanical dispensing devices such as applicators, spreaders and sprayers. Our utility patents provide protection generally extending to 20 years from the date of filing, and many of our patents will continue well into the next decade. We also hold exclusive and non-exclusive patent licenses and supply arrangements, permitting the use and sale of additional patented fertilizers, pesticides and mechanical devices. Although our portfolio of patents and patent licenses is important to our success, no single patent or group of related patents is considered significant to either of our business segments or the business as a whole.
Seasonality and Backlog
Our business is highly seasonal, with more than 75% of our annual net sales occurring in our second and third fiscal quarters combined. Our annual sales are further concentrated in our second and third fiscal quarters by retailers who rely on our ability to deliver products closer to when consumers buy our products, thereby reducing retailers’ pre-season inventories.
We anticipate significant orders for the upcoming spring season will start to be received late in the winter and continue through the spring season. Historically, substantially all orders have been received and shipped within the same fiscal year with minimal carryover of open orders at the end of the fiscal year.
Significant Customers
Approximately 89.8% of our worldwide net sales in fiscal 2014 were made by our Global Consumer segment. Our three largest customers are reported within the Global Consumer segment and are the only customers that individually represent more than 10% of reported consolidated net sales. Approximately 68% of our Global Consumer segment net sales in fiscal 2014 were made to Home Depot, Lowe’s and Walmart. We face strong competition for the business of these significant customers. The loss of any of these customers or a substantial decrease in the volume or profitability of our business with any of these customers could have a material effect on our financial condition, results of operations or cash flows.
Competitive Marketplace
The markets in which we sell our products are highly competitive. In the United States lawn and garden and pest control markets, our products compete against private-label as well as branded products. Primary competitors include Spectrum Brands Holdings, Inc., Bayer AG, Central Garden & Pet Company, Enforcer Products, Inc., Kellogg Garden Products, Oldcastle Retail, Inc. and Lebanon Seaboard Corporation. In addition, we face competition from regional competitors who compete primarily on the basis of price for commodity growing media products.
Internationally, we face strong competition in the lawn and garden market, particularly in Europe. Our competitors in the European Union include Bayer AG, Compo AcquiCo SARL, Westland Horticulture and a variety of local companies.
We have the second largest market share position in the fragmented U.S. lawn care service market. We compete against TruGreen®, which has a substantially larger share of this market than Scotts LawnService®, as well as numerous regional and local lawn care service operations and national and regional franchisors.
Research and Development
We continually invest in research and development, both in the laboratory and at the consumer level, to improve our products, manufacturing processes, packaging and delivery systems. Spending on research and development was $48.4 million, $46.4 million and $50.1 million in fiscal 2014, fiscal 2013 and fiscal 2012, respectively, including product registration costs of $12.6 million, $12.4 million and $14.0 million, respectively. In addition to the benefits of our own research and development, we actively seek ways to leverage the research and development activities of our suppliers and other business partners.

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
Regulatory Matters
We are subject to various environmental proceedings, the majority of which are for site remediation. At September 30, 2014, $5.4 million was accrued for such environmental matters. During fiscal 2014, fiscal 2013 and fiscal 2012, we expensed $3.1 million, $0.4 million and $0.8 million, respectively, for such environmental matters. We had no material capital expenditures during the last three fiscal years related to environmental or regulatory matters.
Employees
As of September 30, 2014, we employed approximately 6,700 employees. During peak sales and production periods, we employ approximately 8,550 employees, including seasonal and temporary labor.
Financial Information About Geographic Areas
For certain information concerning our international revenues and long-lived assets, see “NOTE 21. SEGMENT INFORMATION” of the Notes to Consolidated Financial Statements included in this Annual Report on Form 10-K.
General Information
We maintain a website at http://investor.scotts.com (this uniform resource locator, or URL, is an inactive textual reference only and is not intended to incorporate our website into this Annual Report on Form 10-K). We file reports with the Securities and Exchange Commission (the “SEC”) and make available, free of charge, on or through our website, our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, as well as our proxy and information statements, as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC. The SEC maintains a website that contains electronic filings by Scotts Miracle-Gro and other issuers at www.sec.gov. In addition, the public may read and copy any materials Scotts Miracle-Gro files with the SEC at the SEC’s Public Reference Room at 100 F Street, N.E., Washington, D.C. 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330.

ITEM 1A.	RISK FACTORS
Cautionary Note Regarding Forward-Looking Statements
This Annual Report on Form 10-K, including the exhibits hereto and the information incorporated by reference herein, as well as our 2014 Annual Report to Shareholders (our “2014 Annual Report”), contain “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which are subject to risks and uncertainties. Other than statements of historical fact, information regarding activities, events and developments that we expect or anticipate will or may occur in the future, including, but not limited to, information relating to our future growth and profitability targets and strategies designed to increase total shareholder value, are forward-looking statements based on management’s estimates, assumptions and projections. Forward-looking statements also include, but are not limited to, statements regarding our future economic and financial condition and results of operations, the plans and objectives of management and our assumptions regarding our performance and such plans and objectives, as well as the amount and timing of repurchases of the common shares of Scotts Miracle-Gro (the “Common Shares”). Forward-looking statements generally can be identified through the use of words such as “guidance,” “outlook,” “projected,” “believe,” “target,” “predict,” “estimate,” “forecast,” “strategy,” “may,” “goal,” “expect,” “anticipate,” “intend,” “plan,” “foresee,” “likely,” “will,” “should” and other similar words and variations.
Forward-looking statements contained in this Annual Report on Form 10-K and our 2014 Annual Report are predictions only and actual results could differ materially from management’s expectations due to a variety of factors, including those described below. All forward-looking statements attributable to us or persons working on our behalf are expressly qualified in their entirety by such risk factors.
The forward-looking statements that we make in this Annual Report on Form 10-K and our 2014 Annual Report are based on management’s current views and assumptions regarding future events and speak only as of their dates. We disclaim any obligation to update developments of these risk factors or to announce publicly any revisions to any of the forward-looking statements that we make, or to make corrections to reflect future events or developments, except as required by the federal securities laws.
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

The harvesting of peat for our growing media business has come under increasing regulatory and environmental scrutiny. In the United States, state regulations frequently require us to limit our harvesting and to restore the property to an agreed-upon condition. In some locations, we have been required to create water retention ponds to control the sediment content of discharged water. In Canada and the United Kingdom, our peat extraction efforts are also the subject of regulation.
In addition to the regulations already described, local, state, federal and foreign agencies regulate the disposal, transport, handling and storage of waste, remediation of contaminated sites, air and water discharges from our facilities, and workplace health and safety.
Under certain environmental laws, we may be liable for the costs of investigation and remediation of the presence of certain regulated materials, as well as related costs of investigation and remediation of damage to natural resources, at various properties, including our current and former properties as well as offsite waste handling or disposal sites that we have used. Liability may be imposed upon us without regard to whether we knew of or caused the presence of such materials and, under certain circumstances, on a joint and several basis. There can be no assurances that the presence of such regulated materials at any such locations, or locations that we may acquire in the future, will not result in liability to us under such laws or expose us to third-party actions such as tort suits based on alleged conduct or environmental conditions.
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
Maintaining our strong reputation with both consumers and our retail customers is a key component in our success. Product recalls, our inability to ship, sell or transport affected products and governmental investigations may harm our reputation and acceptance of our products by consumers and our retail customers, which may materially and adversely affect our business operations, decrease sales and increase costs.
In addition, perceptions that the products we produce and market are not safe could adversely affect us and contribute to the risk we will be subjected to legal action. We manufacture and market a variety of products, such as fertilizers, growing media, herbicides and pesticides. On occasion, allegations are made that some of our products have failed to perform up to expectations or have caused damage or injury to individuals or property. Based on reports of contamination at a third-party supplier’s vermiculite mine, the public may perceive that some of our products manufactured in the past using vermiculite are or may be contaminated. Public perception that our products are not safe, whether justified or not, could impair our reputation, involve us in litigation, damage our brand names and have a material adverse effect on our business.
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
Our success depends upon the retention and availability of key personnel and the effective succession of senior management.
Our success largely depends on the performance of our management team and other key personnel. Our future operations could be harmed if we are unable to attract and retain talented, highly qualified senior executives and other key personnel. In addition, if we are unable to effectively provide for the succession of senior management, including our chief executive officer, our business, prospects, results of operations, financial condition or cash flows may be materially adversely affected.
Disruptions in availability or increases in the prices of raw materials or fuel could adversely affect our results of operations.
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
Each of our operating segments participates in markets that are highly competitive. Our products compete against national and regional products and private label products produced by various suppliers. Many of our competitors sell their products at prices lower than ours. Our most price sensitive customers may trade down to lower priced products during challenging economic times or if current economic conditions worsen. We compete primarily on the basis of product innovation, product quality, product performance, value, brand strength, supply chain competency, field sales support, in-store sales support, the strength of our relationships with major retailers and advertising. Some of our competitors have significant financial resources. The strong competition that we face in all of our markets may prevent us from achieving our revenue goals, which may have a material adverse effect on our financial condition, results of operations or cash flows. Our inability to continue to develop and grow brands with leading market positions, maintain our relationships with key retailers and deliver high quality products on a reliable basis at competitive prices could have a material adverse effect on us.
We may not successfully develop new product lines and products or improve existing product lines and products or maintain our effectiveness in reaching consumers through rapidly evolving communication vehicles.
Our future success depends, in part, upon our ability to improve our existing product lines and products and to develop, manufacture and market new product lines and products to meet evolving consumer needs, as well as our ability to leverage new mediums such as digital media and social networks to reach existing and potential consumers. We cannot be certain that we will be successful in the development, manufacturing and marketing of new product lines and products or product innovations which satisfy consumer needs or achieve market acceptance, or that we will develop and market new product lines and products or product innovations in a timely manner. If we fail to successfully develop, manufacture and market new product lines and products or develop product innovations, or if we fail to reach existing and potential consumers, our ability to maintain or grow our market share may be adversely affected, which in turn could materially adversely affect our business, financial condition and results of operations. In addition, the development and introduction of new product lines and products and product innovations require substantial research, development and marketing expenditures, which we may be unable to recoup if such new products or innovations do not achieve market acceptance.
Many of the products we manufacture and market contain active ingredients that are subject to regulatory approval. The need to obtain such approval could delay the launch of new products or product innovations that contain active ingredients or otherwise prevent us from developing and manufacturing certain products and product innovations, further exacerbating the risks to our business.

Our ongoing investment in new product lines and products and technologies is inherently risky, and could disrupt our ongoing businesses.
We have invested and expect to continue to invest in new product lines, products, and technologies. Such endeavors may involve significant risks and uncertainties, including distraction of management from current operations, insufficient revenues to offset liabilities assumed and expenses associated with these new investments, inadequate return of capital on our investments, and unidentified issues not discovered in our due diligence of such strategies and offerings. Because these new ventures are inherently risky, no assurance can be given that such strategies and offerings will be successful and will not adversely affect our reputation, financial condition, and operating results.
Because of the concentration of our sales to a small number of retail customers, the loss of one or more of, or a significant reduction in orders from, our top customers could adversely affect our financial results.
Global Consumer net sales represented approximately 89.8% of our worldwide net sales in fiscal 2014. Our top three retail customers together accounted for 68% of our Global Consumer segment fiscal 2014 net sales and 55% of our outstanding accounts receivable as of September 30, 2014. The loss of, or reduction in orders from, our top three retail customers, Home Depot, Lowe’s, Walmart, or any other significant customer could have a material adverse effect on our business, financial condition, results of operations or cash flows, as could customer disputes regarding shipments, fees, merchandise condition or related matters. Our inability to collect accounts receivable from one of our major customers, or a significant deterioration in the financial condition of one of these customers, including a bankruptcy filing or a liquidation, could also have a material adverse effect on our financial condition, results of operations or cash flows.
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
If one or more of our third-party manufacturers becomes insolvent or unwilling to continue to manufacture products of acceptable quality, at acceptable costs, in a timely manner, our ability to deliver products to our retail customers could be significantly impaired. Substitute manufacturers might not be available or, if available, might be unwilling or unable to manufacture the products we need on acceptable terms. Moreover, if customer demand for our products increases, we may be unable to secure sufficient additional capacity from our current third-party manufacturers, or others, on commercially reasonable terms, or at all.
Our reliance on a limited base of suppliers may result in disruptions to our business and adversely affect our financial results.
Although we continue to implement risk-mitigation strategies for single-source suppliers, we continue to rely on a limited number of suppliers for certain of our raw materials, product components and other necessary supplies, including certain active ingredients used in our products. If we are unable to maintain supplier arrangements and relationships, if we are unable to contract with suppliers at the quantity and quality levels needed for our business, or if any of our key suppliers becomes insolvent or experiences other financial distress, we could experience disruptions in production, which could have a material adverse effect on our financial condition, results of operations or cash flows.

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
Weather conditions in North America and Europe can have a significant impact on the timing of sales in the spring selling season and overall annual sales. An abnormally wet and/or cold spring throughout North America or Europe, abnormally dry periods or droughts, and other severe weather conditions or events could adversely affect fertilizer, pesticide and insecticide sales and, therefore, our financial condition, results of operations or cash flows.
Our indebtedness could limit our flexibility and adversely affect our financial condition.
As of September 30, 2014, we had $784.3 million of debt. Our inability to meet restrictive financial and non-financial covenants associated with that debt could adversely affect our financial condition.
Our ability to make payments on our indebtedness, fund planned capital expenditures and acquisitions, pay dividends and make repurchases of our Common Shares depends on our ability to generate cash in the future. This, to some extent, is subject to general economic, financial, competitive, legislative, regulatory and other factors that are beyond our control. We cannot ensure that our business will generate sufficient cash flow from operating activities or that future borrowings will be available to us under our credit facility in amounts sufficient to enable us to pay our indebtedness or to fund our other liquidity needs.
Our credit facility and the indenture governing our 6.625% Senior Notes due 2020 (the “6.625% Senior Notes”) contain restrictive covenants and cross-default provisions. In addition, our credit facility requires us to maintain specified financial ratios. Our ability to comply with those covenants and satisfy those financial ratios can be affected by events beyond our control. A breach of any of those financial ratio covenants or other covenants could result in a default. Upon the occurrence of such an event of default, the lenders could elect to declare all of the outstanding indebtedness immediately due and payable and terminate all commitments to extend further credit. We cannot ensure that our lenders would waive a default or that we could pay the indebtedness in full if it were accelerated.
Subject to compliance with certain covenants under our credit facility and the indenture governing our 6.625% Senior Notes, we may incur additional debt in the future. If we incur additional debt, the risks described above could intensify.
Changes in credit ratings issued by nationally recognized statistical rating organizations could adversely affect our cost of financing and the market price of our 6.625% Senior Notes.
Credit rating agencies rate the 6.625% Senior Notes and the Company based on factors that include our operating results, actions that we take, their view of the general outlook for our industry and their view of the general outlook for the economy. Actions taken by the rating agencies can include maintaining, upgrading or downgrading the current rating or placing us on a watch list for possible future downgrading. Downgrading the credit rating of our 6.625% Senior Notes or placing us on a watch list for possible future ratings actions could increase our cost of financing, limit our access to the capital markets and have an adverse effect on the market price of the 6.625% Senior Notes.
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
We currently operate manufacturing, sales and service facilities outside of the United States, particularly in Canada, France, the United Kingdom and Germany. In fiscal 2014, sales outside of the United States accounted for 18.1% of our total net sales. Accordingly, we are subject to risks associated with operating in foreign countries, including:

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
Unanticipated changes in our tax provisions, the adoption of new tax legislation or exposure to additional tax liabilities could affect our profitability and cash flows.
We are subject to income and other taxes in the United States federal jurisdiction and various state, local and foreign jurisdictions. Our effective tax rate in the future could be adversely affected by changes to our operating structure, changes in the mix of earnings in countries with differing statutory tax rates, changes in the valuation of deferred tax assets (such as net operating losses and tax credits) and liabilities, changes in tax laws and the discovery of new information in the course of our tax return preparation process. In particular, the carrying value of deferred tax assets, which are predominantly related to our operations in the United States, is dependent on our ability to generate future taxable income of the appropriate character in the relevant jurisdiction.
From time to time, tax proposals are introduced or considered by the U.S. Congress or the legislative bodies in state, local and foreign jurisdictions that could also affect our tax rate, the carrying value of our deferred tax assets, or our other tax liabilities. Our tax liabilities are also affected by the amounts we charge for inventory, services, licenses, funding and other items in intercompany transactions. We are subject to ongoing tax audits in various jurisdictions such as the current IRS examination of our federal tax return for the fiscal year ended September 30, 2011. Regarding the foreign jurisdictions, an audit is currently underway in France for fiscal years 2010 through 2012. In regard to the U.S. state and local audits, the tax periods under examination are limited to fiscal years 2009 through 2012. In connection with these audits, tax authorities may disagree with our intercompany charges, cross-jurisdictional transfer pricing or other matters and assess additional taxes. We regularly assess the likely outcomes of these audits in order to determine the appropriateness of our tax provision. As a result, the ultimate resolution of these tax audits, changes in tax laws or tax rates, and the ability to utilize our deferred tax assets could materially affect our tax provision, net income and cash flows in future periods.
Our operations may be impaired if our information technology systems fail to perform adequately or if we are the subject of a data breach or cyber attack.
We rely on information technology systems in order to conduct business, including communicating with employees and our key retail customers, ordering and managing materials from suppliers, shipping products to retail customers and analyzing and reporting results of operations. While we have taken steps to ensure the security of our information technology systems, our systems may nevertheless be vulnerable to computer viruses, security breaches and other disruptions from unauthorized users. If our information technology systems are damaged or cease to function properly for an extended period of time, whether as a result of a significant cyber incident or otherwise, our ability to communicate internally as well as with our retail customers could be significantly impaired, which may adversely impact our business. Additionally, an operational failure or breach of security from increasingly sophisticated cyber threats could lead to the loss or disclosure of both our and our retail customers' financial, product, and other confidential information, as well as personally identifiable information about our employees or customers, result in regulatory or other legal proceedings, and have a material adverse effect on our business and reputation.
We may not be able to adequately protect our intellectual property and other proprietary rights that are material to our business.
Our ability to compete effectively depends in part on our rights to service marks, trademarks, tradenames and other intellectual property rights we own or license, particularly our registered brand names and issued patents. We have not sought to register every one of our marks either in the United States or in every country in which such mark is used. Furthermore, because of the differences in foreign trademark, patent and other intellectual property or proprietary rights laws, we may not receive the same protection in other countries as we would in the United States with respect to the registered brand names and issued patents we hold. If we are unable to protect our intellectual property, proprietary information and/or brand names, we could suffer a material adverse effect on our business, financial condition or results of operations.
Litigation may be necessary to enforce our intellectual property rights and protect our proprietary information, or to defend against claims by third parties that our products or services infringe their intellectual property rights. Any litigation or claims brought by or against us could result in substantial costs and diversion of our resources. A successful claim of trademark, patent or other intellectual property infringement against us, or any other successful challenge to the use of our intellectual property, could subject us to damages or prevent us from providing certain products or services, or providing certain products or services under our recognized brand names, which could have a material adverse effect on our business, financial condition or results of operations.
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
Hagedorn Partnership, L.P. beneficially owns approximately 26% of our Common Shares and can significantly influence decisions that require the approval of shareholders.
Hagedorn Partnership, L.P. beneficially owned approximately 26% of our outstanding Common Shares on a fully diluted basis as of November 14, 2014. As a result, it has sufficient voting power to significantly influence the election of directors and the approval of other actions requiring the approval of our shareholders, including the entering into of certain business combination transactions. In addition, because of the percentage of ownership and voting concentration in Hagedorn Partnership, L.P., elections of our board of directors will generally be within the control of Hagedorn Partnership, L.P. While all of our shareholders are entitled to vote on matters submitted to our shareholders for approval, the concentration of our Common Shares and voting control presently lies with Hagedorn Partnership, L.P. As such, it would be difficult for shareholders to propose and have approved proposals not supported by Hagedorn Partnership, L.P. Hagedorn Partnership, L.P.'s interests could differ from, or be in conflict with, the interests of other shareholders.
While we have, over the past few years, increased the rate of cash dividends on, and engaged in repurchases of, our Common Shares, any future decisions to reduce or discontinue paying cash dividends to our shareholders or repurchasing our Common Shares pursuant to our previously announced repurchase program could cause the market price for our Common Shares to decline.
Our payment of quarterly cash dividends on and repurchase of our Common Shares pursuant to our stock purchase program are subject to, among other things, our financial position and results of operations, available cash and cash flow, capital requirements, and other factors. We have, over the past few years, increased the rate of cash dividends on, and repurchased shares of, our

Common Shares. For example, in the fourth quarter of fiscal 2010, we doubled the amount of our quarterly cash dividend, and our Board of Directors authorized the repurchase of up to $500 million of Common Shares through September 30, 2014. In fiscal 2011, we increased the amount of our quarterly cash dividend by an additional 20% and our Board of Directors authorized the repurchase of up to an additional $200 million of our Common Shares through September 30, 2014. We increased the amount of our quarterly cash dividend again in fiscal 2012. In the fourth quarter of fiscal 2013, we increased the amount of our quarterly cash dividend by an additional 35%. In the fourth quarter of fiscal 2014, we announced a special one-time cash dividend of $2 per share on the Company's Common Shares; a new share repurchase authorization, expiring by the end of fiscal 2019, to repurchase up to $500 million of the Company’s Common Shares, which replaced the then existing authorization, which expired on September 30, 2014; and a 3% increase in the Company’s recurring quarterly cash dividend to $0.45 per share.
We may further increase or decrease the rate of cash dividends on, and the amount of repurchases of, our Common Shares in the future. Any reduction or discontinuance by us of the payment of quarterly cash dividends or repurchases of our Common Shares pursuant to our current share repurchase authorization program could cause the market price of our Common Shares to decline. Moreover, in the event our payment of quarterly cash dividends on or repurchases of our Common Shares are reduced or discontinued, our failure or inability to resume paying cash dividends or repurchasing Common Shares at historical levels could result in a lower market valuation of our Common Shares.
Acquisitions and investments could result in operating difficulties, dilution, and other harmful consequences that may adversely impact our business and results of operations.
Acquisitions are an important element of our overall corporate strategy and use of capital, and these transactions could be material to our financial condition and results of operations. We expect to continue to evaluate and enter into discussions regarding a wide array of potential strategic transactions. The process of integrating an acquired company, business, or product has created, and will continue to create, unforeseen operating difficulties and expenditures. The areas where we face risks include:

•	Diversion of management time and focus from operating our business to acquisition integration challenges.

•	Failure to successfully further develop the acquired business or product lines.

•	Implementation or remediation of controls, procedures, and policies at the acquired company.

•	Integration of the acquired company’s accounting, human resource, and other administrative systems, and coordination of product, engineering, and sales and marketing functions.

•	Transition of operations, users, and customers onto our existing platforms.

•
Failure to obtain required approvals on a timely basis, if at all, from governmental authorities, or conditions placed upon approval, under competition and antitrust laws which could, among other things, delay or prevent us from completing a transaction, or otherwise restrict our ability to realize the expected financial or strategic goals of an acquisition.

•
In the case of foreign acquisitions, the need to integrate operations across different cultures and languages and to address the particular economic, currency, political, and regulatory risks associated with specific countries.

•	Cultural challenges associated with integrating employees from the acquired company into our organization, and retention of employees from the businesses we acquire.

•
Liability for activities of the acquired company before the acquisition, including patent and trademark infringement claims, violations of laws, commercial disputes, tax liabilities, and other known and unknown liabilities.

•	Litigation or other claims in connection with the acquired company, including claims from terminated employees, customers, former shareholders, or other third parties.
Our failure to address these risks or other problems encountered in connection with our past or future acquisitions and investments could cause us to fail to realize the anticipated benefits of such acquisitions or investments, incur unanticipated liabilities, and harm our business generally.
Our acquisitions could also result in dilutive issuances of our equity securities, the incurrence of debt, contingent liabilities or amortization expenses, or impairment of goodwill and purchased long-lived assets, and restructuring charges, any of which could harm our financial condition or results. Also, the anticipated benefits of many of our acquisitions may not materialize.

A failure to dispose of assets or businesses in a timely manner may cause the results of the Company to suffer.
The Company evaluates as necessary the potential disposition of assets and businesses that may no longer help it meet its objectives. When the Company decides to sell assets or a business, it may encounter difficulty in finding buyers or alternative exit strategies on acceptable terms in a timely manner, which could delay the accomplishment of its strategic objectives. Alternatively, the Company may dispose of a business at a price or on terms that are less than it had anticipated. After reaching an agreement with a buyer or seller for the disposition of a business, the Company is subject to satisfaction of pre-closing conditions, which may prevent the Company from completing the transaction. Dispositions may also involve continued financial involvement in the divested business, such as through continuing equity ownership, guarantees, indemnities or other financial obligations. Under these arrangements, performance by the divested businesses or other conditions outside the Company’s control could affect its future financial results.
We are involved in a number of legal proceedings and, while we cannot predict the outcomes of such proceedings and other contingencies with certainty, some of these outcomes could adversely affect our business, financial condition and results of operations.
We are involved in legal proceedings and are subject to investigations, inspections, audits, inquiries and similar actions by governmental authorities, arising in the course of our business (see the discussion of Legal Proceedings in Part I, Item 3 of this Annual Report on Form 10-K).  Legal proceedings, in general, can be expensive and disruptive.  Some of these suits may purport or may be determined to be class actions and/or involve parties seeking large and/or indeterminate amounts of damages, including punitive or exemplary damages, and may remain unresolved for several years.  From time to time, the Company is also involved in legal proceedings as a plaintiff involving contract, intellectual property and other matters.  We cannot predict with certainty the outcomes of these legal proceedings and other contingencies, and the costs incurred in litigation can be substantial, regardless of the outcome.  Substantial unanticipated verdicts, fines and rulings do sometimes occur.  As a result, we could from time to time incur judgments, enter into settlements or revise our expectations regarding the outcome of certain matters, and such developments could have a material adverse effect on our results of operations in the period in which the amounts are accrued and/or our cash flows in the period in which the amounts are paid.  The outcome of some of these legal proceedings and other contingencies could require us to take, or refrain from taking, actions which could negatively affect our operations.  Additionally, defending against these legal proceedings may involve significant expense and diversion of management’s attention and resources.

ITEM 1B.	UNRESOLVED STAFF COMMENTS
None.

ITEM 2.	PROPERTIES
Our corporate headquarters are located in Marysville, Ohio, where we own approximately 616 acres of land and lease approximately 114 acres of land. We lease a property in Ecully, France which serves as the headquarters of our European operations. In addition, we own and lease numerous industrial, commercial and office properties located in North America, Europe, Australia and Asia that support the management, manufacturing, distribution and research and development of our products and services. We believe our properties are suitable and adequate to serve the needs of our business and that our leased properties are subject to appropriate lease agreements.
Global Consumer. There are 48 Company-owned properties and 69 leased properties in our Global Consumer segment. These properties are located in the following countries:

Location	Owned	Leased
United States	34	45
United Kingdom	7	7
Canada	5	5
France	2	2
Rest of world (1)	—	10
Total	48	69
(1) - Rest of world includes Australia, Austria, Belgium, China, Germany, Mexico, and Poland
We own or lease 57 manufacturing properties, three distribution properties and three research and development properties in the United States. We own or lease nine manufacturing properties in the United Kingdom, nine manufacturing properties in Canada, two manufacturing properties in France, and one manufacturing property in China. We also lease three distribution properties and own one research and development property in the United Kingdom, lease one distribution property in Mexico, and lease one research and development property in France. Most of the manufacturing properties in our Global Consumer segment, which include growing media properties and peat harvesting properties, have production lines, warehouses, offices and field processing areas.
Scotts LawnService®. The Company-operated Scotts LawnService® locations consist of 89 leased properties located in the United States. Five of these properties are not operational.

ITEM 3.   LEGAL PROCEEDINGS
As noted in the discussion in “ITEM 1. BUSINESS — Regulatory Considerations — Regulatory Matters” of this Annual Report on Form 10-K, we are involved in several pending environmental and regulatory matters. We believe that our assessment of contingencies is reasonable and that the related reserves, in the aggregate, are adequate; however, there can be no assurance that the final resolution of these matters will not have a material effect on our financial condition, results of operations or cash flows.
We have been named as a defendant in a number of cases alleging injuries that the lawsuits claim resulted from exposure to asbestos-containing products, apparently based on our historic use of vermiculite in certain of our products. In many of these cases, the complaints are not specific about the plaintiffs’ contacts with us or our products. The cases vary, but complaints in these cases generally seek unspecified monetary damages (actual, compensatory, consequential and punitive) from multiple defendants. We believe that the claims against us are without merit and are vigorously defending against them. It is not currently possible to reasonably estimate a probable loss, if any, associated with the cases and, accordingly, no reserves have been recorded in our consolidated financial statements. We are reviewing agreements and policies that may provide insurance coverage or indemnity as to these claims and are pursuing coverage under some of these agreements and policies, although there can be no assurance of the results of these efforts. There can be no assurance that these cases, whether as a result of adverse outcomes or as a result of significant defense costs, will not have a material adverse effect on our financial condition, results of operations or cash flows.
In connection with the sale of wild bird food products that were the subject of a voluntary recall in 2008, we have been named as a defendant in four putative class actions filed on and after June 27, 2012, which have now been consolidated in the United States District Court for the Southern District of California as In re Morning Song Bird Food Litigation, Lead Case No. 3:12-cv-01592-JAH-RBB. The plaintiffs allege various statutory and common law claims associated with the Company's sale of wild bird food products and a plea agreement entered into in previously pending government proceedings associated with such sales. The plaintiffs allege, among other things, a purported class action on behalf of all persons and entities in the United States who purchased certain bird food products. The plaintiffs assert hundreds of millions of dollars in monetary damages (actual, compensatory, consequential, punitive, and treble); reimbursement, restitution, and disgorgement for benefits unjustly conferred; injunctive and declaratory relief; pre-judgment and post-judgment interest; and costs and attorneys' fees. The Company disputes the plaintiffs' assertions and intends to vigorously defend the consolidated action. Given the early stages of the action, it is not currently possible to reasonably estimate a probable loss, if any, associated with the action and, accordingly, no reserves have been recorded in our consolidated financial statements with respect to the action. There can be no assurance that this action, whether as a result of an adverse outcome or as a result of significant defense costs, will not have a material adverse effect on our financial condition, results of operations or cash flows.
We are involved in other lawsuits and claims which arise in the normal course of our business. In our opinion, these claims individually and in the aggregate are not expected to result in a material effect on our financial condition, results of operations or cash flows.

ITEM 4.  MINE SAFETY DISCLOSURE
Not Applicable.

SUPPLEMENTAL ITEM.  EXECUTIVE OFFICERS OF THE REGISTRANT
The executive officers of Scotts Miracle-Gro, their positions and, as of November 14, 2014, their ages and years with Scotts Miracle-Gro (and its predecessors) are set forth below.

Name	Age	Position(s) Held	Years with Company
James Hagedorn	59	Chief Executive Officer and Chairman of the Board	27
Barry W. Sanders	50	President and Chief Operating Officer	13
Thomas R. Coleman	45	Executive Vice President and Chief Financial Officer	15
Michael C. Lukemire	56	Executive Vice President, North American Operations	18
Ivan C. Smith	45	Executive Vice President, General Counsel, Corporate Secretary and Chief Compliance Officer	11
Denise S. Stump	60	Executive Vice President, Global Human Resources and Chief Ethics Officer	14
Executive officers serve at the discretion of the Board of Directors of Scotts Miracle-Gro and pursuant to executive severance agreements or other arrangements.
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
Mr. Sanders was named President of Scotts Miracle-Gro in October 2010 and named Chief Operating Officer of Scotts Miracle-Gro in January 2012. In these positions, Mr. Sanders oversees all business unit and operating functions at the Company. Prior to his appointment as President, Mr. Sanders had served as the Executive Vice President, Global Consumer of Scotts Miracle-Gro since June 2010. Previously, he served as Executive Vice President, North America of Scotts Miracle-Gro from October 2007 until June 2010. He served as Executive Vice President of Global Technology and Operations of Scotts Miracle-Gro from January to October 2007, where he was responsible for the Company’s supply chain and information systems, as well as research and development efforts. Before January 2007, he led the North American and global supply chain organizations as well as the North American sales force.
Mr. Coleman was named Executive Vice President and Chief Financial Officer of Scotts Miracle-Gro on April 15, 2014. Prior to his appointment as Executive Vice President and Chief Financial Officer, Mr. Coleman had served as Senior Vice President, Global Finance Operations and Enterprise Performance Management Analytics for The Scotts Company LLC (“Scotts LLC”), a wholly-owned subsidiary of Scotts Miracle-Gro, since January 2011. Previously, Mr. Coleman served as Senior Vice President, North America Finance of Scotts LLC from November 2007 until January 2011. Mr. Coleman also previously served as interim principal financial officer of Scotts Miracle-Gro between February 2013 and March 2013.
Mr. Lukemire was named Executive Vice President, North American Operations of Scotts Miracle-Gro in April 2014 and is responsible for overseeing all aspects of the Company’s core North America business. Prior to this appointment, Mr. Lukemire had served as Executive Vice President, Business Execution of Scotts Miracle-Gro since May 2013 and was responsible for leading the Company’s global supply chain, research and development, business transformation and environmental health and safety efforts. Previously, Mr. Lukemire served as President, U.S. Consumer Regions of Scotts Miracle-Gro from October 2011 until May 2013. Prior to October 2011, he had served as Regional President for the Southeast region since May 2009, responsible for leading the Company's business development, marketing and sales efforts in the southeastern U.S., and eventually led the entire North American sales function. Previously, Mr. Lukemire was Executive Vice President, Global Technology and Operations from June 2008 until May 2009, responsible for global supply chain, global research and development and global business information services.
Mr. Smith was named Executive Vice President, General Counsel and Corporate Secretary of Scotts Miracle-Gro in July 2013 and Chief Compliance Officer of Scotts Miracle-Gro in October 2013. Prior to July 2013, he had served as Vice President, Global Consumer Legal and Assistant General Counsel of Scotts LLC since October 2011. Mr. Smith served as Vice President, North America Legal and Assistant General Counsel from April 2009 to September 2011 and as Vice President, Litigation of Scotts LLC from October 2007 to March 2009.

Ms. Stump was named Executive Vice President, Global Human Resources of Scotts Miracle-Gro (or its predecessor) in February 2003 and Chief Ethics Officer of Scotts Miracle-Gro in October 2013.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
The Common Shares trade on the New York Stock Exchange under the symbol “SMG.” The quarterly high and low sale prices for the fiscal years ended September 30, 2014 and September 30, 2013 were as follows:

	Sale Prices
	High	Low
FISCAL 2014
First quarter	$58.83	$50.51
Second quarter	$59.85	$53.21
Third quarter	$60.30	$53.97
Fourth quarter	$59.04	$50.97
FISCAL 2013
First quarter	$44.60	$39.64
Second quarter	$47.60	$42.64
Third quarter	$50.46	$42.01
Fourth quarter	$55.99	$47.87

On August 9, 2012, Scotts Miracle-Gro announced that its Board of Directors had increased the quarterly cash dividend to $0.325 per Common Share, which was paid in September of fiscal 2012 and December, March and June of fiscal 2013. On August 6, 2013, Scotts Miracle-Gro announced that its Board of Directors had increased the quarterly cash dividend to $0.4375 per Common Share, which was paid in September of fiscal 2013 and December, March and June of fiscal 2014. On August 11, 2014, Scotts Miracle-Gro announced that its Board of Directors had further increased the quarterly cash dividend to $0.45 per Common Share, which was paid in September of fiscal 2014. The Board also authorized a special one-time cash dividend of $2.00 per share on the Common Shares, which was paid on September 17, 2014. The payment of future dividends, if any, on the Common Shares will be determined by the Board of Directors in light of conditions then existing, including the Company’s earnings, financial condition and capital requirements, restrictions in financing agreements, business conditions and other factors. The Company’s credit facility restricted dividend payments to an aggregate of $125 million annually through fiscal 2013 and restricts future dividend payments to an aggregate of $150 million in fiscal 2014 and 2015 and $175 million for fiscal 2016 and each fiscal year thereafter if our leverage ratio, after giving effect to any such annual dividend payment, exceeds 3.00. Our leverage ratio was 2.18 at September 30, 2014. See “NOTE 10. DEBT” of the Notes to Consolidated Financial Statements included in this Annual Report on Form 10-K for further discussion regarding the restrictions on dividend payments.
As of November 14, 2014, there were approximately 29,000 shareholders, including holders of record and our estimate of beneficial holders.
The following table shows the purchases of Common Shares made by or on behalf of Scotts Miracle-Gro or any “affiliated purchaser” (as defined in Rule 10b-18(a)(3) under the Securities Exchange Act of 1934, as amended) of Scotts Miracle-Gro for each of the three fiscal months in the quarter ended September 30, 2014:

Period	Total Number of Common Shares Purchased(1)	Average Price Paid per Common Share(2)	Total Number of Common Shares Purchased as Part of Publicly Announced Plans or Programs(3)	Approximate Dollar Value of Common Shares That May Yet be Purchased Under the Plans or Programs(3)
June 29 through July 26, 2014	1	$54.58	—	$207,363,017
July 27 through August 23, 2014	164,821	$57.98	164,460	$197,825,679
August 24 through September 30, 2014	331,766	$57.76	329,517	$178,790,098
Total	496,588	$57.84	493,977

(1)
All of the Common Shares purchased during the quarter were purchased in open market transactions. The total number of Common Shares purchased during the quarter includes 2,610 Common Shares purchased by the trustee of the rabbi trust established by the Company as permitted pursuant to the terms of The Scotts Company LLC Executive Retirement Plan (the “ERP”). The ERP is an unfunded, non-qualified deferred compensation plan which, among other things, provides eligible employees the opportunity to defer compensation above specified statutory limits applicable to The Scotts Company LLC Retirement Savings Plan and with respect to any Executive Management Incentive Pay (as defined in the ERP), Performance Award (as defined in the ERP) or other bonus awarded to such eligible employees. Pursuant to the terms of the ERP, each eligible employee has the right to elect an investment fund, including a fund consisting of Common Shares (the “Scotts Miracle-Gro Common Stock Fund”), against which amounts allocated to such employee’s account under the ERP, including employer contributions, will be benchmarked (all ERP accounts are bookkeeping accounts only and do not represent a claim against specific assets of the Company). Amounts allocated to employee accounts under the ERP represent deferred compensation obligations of the Company. The Company established the rabbi trust in order to assist the Company in discharging such deferred compensation obligations. When an eligible employee elects to benchmark some or all of the amounts allocated to such employee’s account against the Scotts Miracle-Gro Common Stock Fund, the trustee of the rabbi trust purchases the number of Common Shares equivalent to the amount so benchmarked. All Common Shares purchased by the trustee are purchased on the open market and are held in the rabbi trust until such time as they are distributed pursuant to the terms of the ERP. All assets of the rabbi trust, including any Common Shares purchased by the trustee, remain, at all times, assets of the Company, subject to the claims of its creditors. The terms of the ERP do not provide for a specified limit on the number of Common Shares that may be purchased by the trustee of the rabbi trust.

(2)	The average price paid per Common Share is calculated on a settlement basis and includes commissions.

(3)
On August 10, 2010, Scotts Miracle-Gro announced that its Board of Directors authorized the repurchase of up to $500 million of Common Shares over a four-year period through September 30, 2014. On May 5, 2011, Scotts Miracle-Gro announced that its Board of Directors authorized the repurchase of up to an additional $200 million of Common Shares, resulting in authority to repurchase up to a total of $700 million of Common Shares through September 30, 2014. On August 11, 2014, Scotts Miracle-Gro announced that its Board of Directors authorized the repurchase of up to $500 million of Common Shares over a five-year period (starting November 1, 2014 through September 30, 2019). The dollar amounts in the “Approximate Dollar Value” column reflect the remaining amounts that were available for repurchase under the $700 million authorized repurchase program, which expired on September 30, 2014.

ITEM 6.	SELECTED FINANCIAL DATA
Five-Year Summary(1)

	Year Ended September 30,
	2014	2013	2012	2011	2010
	(In millions, except per share amounts)
OPERATING RESULTS:
Net sales	$2,841.3	$2,773.7	$2,770.5	$2,718.1	$2,789.8
Gross profit	1,031.4	978.2	956.6	1,013.8	1,072.6
Income from operations	314.6	310.5	241.2	301.8	372.9
Income from continuing operations	165.4	159.4	111.6	157.5	206.7
Income (loss) from discontinued operations, net of tax	0.8	1.7	(5.1)	10.4	(2.6)
Net income	166.2	161.1	106.5	167.9	204.1
Net income attributable to controlling interest	166.5	161.1	106.5	167.9	204.1
ADJUSTED OPERATING RESULTS(2):
Adjusted income from operations	$365.6	$330.8	$256.5	$346.2	$400.1
Adjusted income from continuing operations	206.0	172.6	123.3	187.4	225.0
Adjusted income attributable to controlling interest from continuing operations	206.3	172.6	123.3	187.4	225.0
FINANCIAL POSITION:
Working capital(3)	$390.3	$371.2	$566.4	$523.9	$381.3
Current ratio(3)	1.7	1.7	2.3	2.1	1.3
Property, plant and equipment, net	$437.0	$422.3	$427.4	$394.7	$381.3
Total assets	2,058.3	1,937.2	2,074.4	2,052.2	2,164.0
Total debt to total book capitalization(4)	58.6%	44.5%	56.5%	58.7%	45.2%
Total debt	$784.3	$570.5	$782.6	$795.0	$631.7
Total shareholders’ equity - controlling interest	553.7	710.5	601.9	559.8	764.5
CASH FLOWS:
Cash flows from operating activities	$240.9	$342.0	$153.4	$122.1	$295.9
Investments in property, plant and equipment	87.6	60.1	69.4	72.7	83.4
Investments in acquired businesses, net of cash acquired and payments on sellers notes	114.8	4.0	7.0	7.9	0.6
Total cash dividends paid	230.8	87.8	75.4	67.9	42.6
Total purchases of Common Shares	120.0	—	17.5	358.7	25.0
PER SHARE DATA:
Earnings per common share from continuing operations:
Basic	$2.69	$2.58	$1.83	$2.43	$3.12
Diluted	2.64	2.55	1.80	2.38	3.06
Adjusted diluted(2)	3.29	2.76	1.99	2.84	3.33
Dividends per common share(5)	3.763	1.413	1.225	1.05	0.625
Stock price at year-end	55.00	55.03	43.47	44.60	51.73
Stock price range—High	60.03	55.99	55.95	60.62	52.56
Stock price range—Low	50.51	39.64	35.49	39.99	37.50
OTHER:
Adjusted EBITDA(6)	$412.4	$390.5	$302.9	$393.0	$440.1
Leverage ratio(6)	2.18	2.05	2.93	1.98	2.00
Interest coverage ratio(6)	9.41	6.59	4.90	7.47	9.40
Weighted average Common Shares outstanding	61.6	61.7	61.0	64.7	66.3
Common shares and dilutive potential common shares used in diluted EPS calculation	62.7	62.6	62.1	66.2	67.6

(1)
On July 8, 2009, we announced a plan to close our Smith & Hawken business. During our first quarter of fiscal 2010, all Smith & Hawken stores were closed and substantially all operational activities of Smith & Hawken were discontinued. As a result, effective in our first quarter of fiscal 2010, we classified Smith & Hawken as discontinued operations in accordance with accounting principles generally accepted in the United States of America (“GAAP”). Smith & Hawken® is a registered trademark of Target Brands, Inc. We sold the Smith & Hawken brand and certain intellectual property rights related thereto to Target Brands, Inc. on December 30, 2009, and subsequently changed the name of the subsidiary entity formerly known as Smith & Hawken, Ltd. to Teak 2, Ltd. References in this Annual Report on Form 10-K to Smith & Hawken refer to the subsidiary entity, not the brand itself.

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
In the fourth quarter of fiscal 2012, the Company completed the wind down of our professional seed business (“Pro Seed”). As a result, effective in our fourth quarter of fiscal 2012, we classified Pro Seed as discontinued operations in accordance with GAAP.
In the second quarter of fiscal 2014, we completed the sale of our wild bird food business. As a result, effective in our second quarter of fiscal 2014, we classified the wild bird food business as discontinued operations in accordance with GAAP.
The Selected Financial Data has been retrospectively updated to recast Smith & Hawken, Global Pro, Pro Seed, and the wild bird food business as discontinued operations for each period presented.

(2)
The Five-Year Summary includes non-GAAP financial measures, as defined in Item 10(e) of SEC Regulation S-K, of adjusted income from operations, adjusted income from continuing operations, adjusted income attributable to controlling interest from continuing operations and adjusted diluted earnings per share from continuing operations, which exclude costs or gains related to discrete projects or transactions. Items excluded during the five-year period ended September 30, 2014 consisted of charges or credits relating to refinancings, impairments, restructurings, product registration and recall matters, discontinued operations, and other unusual items such as costs or gains related to discrete projects or transactions that are apart from and not indicative of the results of the operations of the business. The comparable GAAP measures are reported income from operations, reported income from continuing operations and reported diluted earnings per share from continuing operations. Our management believes that these non-GAAP measures are the most indicative of our earnings capabilities and that disclosure of these non-GAAP financial measures therefore provides useful information to investors or other users of the financial statements, such as lenders. Non-GAAP financial measures should be viewed in addition to, and not as an alternative for, the Company's reported results prepared in accordance with GAAP. A reconciliation of the non-GAAP measures to the most directly comparable GAAP measures is presented in the following tables:

	Year Ended September 30,
	2014	2013	2012	2011	2010
	(In millions, except per share data)
Income from operations	$314.6	$310.5	$241.2	$301.8	$372.9
Impairment, restructuring and other charges	51.0	20.3	7.1	29.8	18.5
Product registration and recall matters	—	—	8.2	14.6	8.7
Adjusted income from operations	$365.6	$330.8	$256.5	$346.2	$400.1
Income from continuing operations	$165.4	$159.4	$111.6	$157.5	$206.7
Impairment, restructuring and other charges, net of tax	33.6	13.2	4.3	17.9	12.7
Costs related to refinancing, net of tax	7.0	—	—	—	—
Product registration and recall matters, net of tax	—	—	7.4	12.0	5.6
Adjusted income from continuing operations	$206.0	$172.6	$123.3	$187.4	$225.0
Loss attributable to noncontrolling interest(7)	0.3	—	—	—	—
Adjusted income attributable to controlling interest from continuing operations	$206.3	$172.6	$123.3	$187.4	$225.0
Diluted earnings per share from continuing operations	$2.64	$2.55	$1.80	$2.38	$3.06
Impairment, restructuring and other charges, net of tax	0.54	0.21	0.07	0.27	0.19
Costs related to refinancing, net of tax	0.11	—	—	—	—
Product registration and recall matters, net of tax	—	—	0.12	0.19	0.08
Adjusted diluted earnings per share from continuing operations	$3.29	$2.76	$1.99	$2.84	$3.33

(3)	Working capital is calculated as current assets minus current liabilities. Current ratio is calculated as current assets divided by current liabilities.

(4)	The total debt to total book capitalization percentage is calculated by dividing total debt by total debt plus total shareholders’ equity - controlling interest.

(5)
Scotts Miracle-Gro began paying a quarterly dividend of $0.125 per Common Share in the fourth quarter of fiscal 2005. On August 10, 2010, Scotts Miracle-Gro announced that its Board of Directors had increased the quarterly cash dividend to $0.25 per Common Share, which was first paid in the fourth quarter of fiscal 2010. On August 8, 2011, Scotts Miracle-Gro announced that its Board of Directors had increased the quarterly cash dividend to $0.30 per Common Share, which was first paid in the fourth quarter of fiscal 2011. On August 9, 2012, Scotts Miracle-Gro announced that its Board of Directors had increased the quarterly cash dividend to $0.325 per Common Share, which was first paid in the fourth quarter of fiscal 2012. On August 6, 2013, Scotts Miracle-Gro announced that its Board of Directors had increased the quarterly cash dividend to $0.4375 per Common Share, which was first paid in the fourth quarter of fiscal 2013. On August 11, 2014, Scotts Miracle-Gro announced that its Board of Directors had (i) further increased the quarterly cash dividend to $0.45 per Common Share, which was paid in the fourth quarter of fiscal 2014 and (ii) a special one-time cash dividend of $2.00 per Common Share, which was paid on September 17, 2014.

(6)
We view our credit facility as material to our ability to fund operations, particularly in light of our seasonality. Please refer to “ITEM 1A. RISK FACTORS — Our indebtedness could limit our flexibility and adversely affect our financial condition” of this Annual Report on Form 10-K for a more complete discussion of the risks associated with our debt and our credit facility and the restrictive covenants therein. Our ability to generate cash flows sufficient to cover our debt service costs is essential to our ability to maintain our borrowing capacity. We believe that Adjusted EBITDA provides additional information for determining our ability to meet debt service requirements. The presentation of Adjusted EBITDA herein is intended to be consistent with the calculation of that measure as used by our credit facility to calculate a leverage ratio (maximum of 4.00 at September 30, 2014) and an interest coverage ratio (minimum of 3.50 for the year ended September 30, 2014). Leverage ratio is calculated as average total indebtedness, as described in our credit facility, relative to Adjusted EBITDA. Interest coverage ratio is calculated as Adjusted EBITDA divided by interest expense, as described in our credit facility, and excludes costs related to refinancings. Our leverage ratio was 2.18 at September 30, 2014 and our interest coverage ratio was 9.41 for the year ended September 30, 2014. Please refer to “ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — Liquidity and Capital Resources — Borrowing Arrangements” of this Annual Report on Form 10-K for a discussion of our credit facility.

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
A numeric reconciliation of Adjusted EBITDA to income from continuing operations is as follows:

	Year Ended September 30,
	2014	2013	2012	2011	2010
	(In millions, except per share data)
Income from continuing operations	$165.4	$159.4	$111.6	$157.5	$206.7
Income tax expense from continuing operations	91.2	91.9	67.8	92.1	123.0
Income (loss) from discontinued operations, net of tax (excluding Global Pro sale)	0.8	1.7	(3.4)	(29.1)	(2.6)
Income tax expense (benefit) from discontinued operations	0.9	0.7	(1.2)	(16.6)	3.6
Costs related to refinancings	10.7	—	—	1.2	—
Interest expense	47.3	59.2	61.8	51.0	43.2
Interest expense from discontinued operations	—	—	—	1.7	3.7
Depreciation	50.6	54.9	51.5	50.3	48.5
Amortization	13.8	11.2	10.9	11.4	10.9
Gain on investment of unconsolidated affiliate(8)	(3.3)	—	—	—	—
Loss on impairment and other charges	33.7	11.2	4.7	64.3	18.5
Product registration and recall matters, non-cash portion	—	—	0.2	8.7	1.0
Mark-to-market adjustments on derivatives	1.3	0.3	(1.0)	0.5	—
Smith & Hawken closure process, non-cash portion	—	—	—	—	(16.4)
Adjusted EBITDA	$412.4	$390.5	$302.9	$393.0	$440.1

(7)	Amount represents the earnings attributable to the noncontrolling interest of AeroGrow which was consolidated in the fourth quarter of fiscal 2014.

(8)
Amount represents a gain on our investment in AeroGrow recognized during the fourth quarter of 2014 as a result of our consolidation of the business. Excluded from this amount is $2.4 million of earnings on AeroGrow's unconsolidated results for fiscal year 2014 recorded within “Other income, net” in the Consolidated Statements of Operations.

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
In fiscal 2014, we advanced a number of key initiatives which focused on: (1) margin improvement and savings initiatives in the core business and (2) investment in growth opportunities adjacent to the core business through our recent acquisitions of Tomcat®, Fafard, and Solus, as well as expansion into the urban and indoor consumer category through investments in AeroGrow and our newly formed subsidiary The Hawthorne Gardening Company (“Hawthorne”). After a late start to the lawn and garden season which negatively impacted our first half results, improved consumer engagement and our initiatives came together in the second half of the year to lift full year results. During the year, we returned over $350 million to shareholders through quarterly cash dividends, a special one-time cash dividend and share repurchases.
As a leading consumer branded lawn and garden company, our product development and marketing efforts are largely focused on providing innovative and differentiated products and on continually increasing brand and product awareness to inspire consumers and create retail demand. We have applied this model for a number of years by focusing on research and development and investing approximately 5% of our annual net sales in advertising to support and promote our products and brands. We continually explore new and innovative ways to communicate with consumers. We believe that we receive a significant return on these expenditures and anticipate a similar commitment to research and development, advertising and marketing investments in the future, with the continuing objective of driving category growth and profitably increasing market share.
Our net sales in any one year are susceptible to weather conditions in the markets in which our products are sold and our services are offered. For instance, periods of abnormally wet or dry weather can adversely impact the sale of certain products, while increasing demand for other products, or delay the timing our provision of certain services. We believe that our diversified product line and our broad geographic diversification reduce this risk, although to a lesser extent in a year in which unfavorable weather is geographically wide-spread and extends across a significant portion of the lawn and garden season. We also believe that weather conditions in any one year, positive or negative, do not materially alter longer-term category growth trends.
Due to the nature of the lawn and garden business, significant portions of our products ship to our retail customers during our second and third fiscal quarters, as noted in the chart below. Our annual net sales are further concentrated in the second and third fiscal quarters by retailers who rely on our ability to deliver products closer to when consumers buy our products, thereby reducing retailers’ pre-season inventories.

	Percent of Net Sales from Continuing Operations by Quarter
	2014	2013	2012
First Quarter	6.7%	7.0%	6.7%
Second Quarter	38.0%	36.4%	41.7%
Third Quarter	39.3%	41.0%	37.5%
Fourth Quarter	16.0%	15.6%	14.1%

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
In August 2010, the Scotts Miracle-Gro Board of Directors authorized the repurchase of up to $500 million of our Common Shares over a four-year period through September 30, 2014. In May 2011, the Scotts Miracle-Gro Board of Directors authorized the repurchase of up to an additional $200 million of the Common Shares, resulting in authority to repurchase up to a total of up to $700 million of our Common Shares through September 30, 2014. Since the inception of the share repurchase program in the fourth quarter of fiscal 2010 through its expiration on September 30, 2014, Scotts Miracle-Gro repurchased 9.9 million Common Shares for $521.2 million to be held in treasury.
On August 11, 2014, we announced that the Scotts Miracle-Gro Board of Directors approved the following:

•	A special one-time cash dividend of $2.00 per Common Share that was paid on September 17, 2014;
•An increase in our quarterly cash dividend from $0.4375 to $0.45 per Common Share; and

•
A new share repurchase authorization effective November 1, 2014, which will expire on September 30, 2019, to repurchase up to $500 million of our Common Shares. This replaces the previous authorization which expired on September 30, 2014.

The decision to increase the amount of cash we intend to return to our shareholders reflects our continued confidence in the business.

Results of Operations
We classified our wild bird food business and our professional seed business as discontinued operations, for all periods presented, beginning in our second quarter of fiscal 2014 and our fourth quarter of fiscal 2013, respectively. As a result, and unless specifically stated, all discussions regarding results for the fiscal years ended September 30, 2014, 2013 and 2012 reflect results from our continuing operations.

The following table sets forth the components of income and expense as a percentage of net sales:

	Year Ended September 30,
	2014	2013	2012
Net sales	100.0%	100.0%	100.0%
Cost of sales	63.7	64.6	65.5
Cost of sales—impairment, restructuring and other	—	0.1	—
Cost of sales—product registration and recall matters	—	—	—
Gross profit	36.3	35.3	34.5
Operating expenses:
Selling, general and administrative	24.0	23.8	25.4
Impairment, restructuring and other	1.8	0.7	0.3
Product registration and recall matters	—	—	0.3
Other income, net	(0.5)	(0.4)	(0.1)
Income from operations	11.0	11.2	8.6
Costs related to refinancing	0.4	—	—
Interest expense	1.7	2.1	2.2
Income from continuing operations before income taxes	8.9	9.1	6.4
Income tax expense from continuing operations	3.2	3.3	2.4
Income from continuing operations	5.7	5.8	4.0
Income (loss) from discontinued operations, net of tax	—	0.1	(0.2)
Net income	5.7%	5.9%	3.8%

Net Sales
Net sales for fiscal 2014 increased 2.4% to $2.84 billion from $2.77 billion in fiscal 2013. Net sales for fiscal 2013 increased 0.1% from $2.77 billion in fiscal 2012. The changes in net sales compared to the previous year were attributable to the following:

	Year Ended September 30,
	2014	2013
Volume	(0.1)%	(1.5)%
Pricing	0.9	1.6
Foreign exchange rates	0.2	(0.2)
Acquisitions	1.4	0.2
Change in net sales	2.4%	0.1%

The increase in net sales for fiscal 2014 was primarily driven by:

•	the addition of net sales from the Tomcat® acquisition within our Global Consumer segment;

•	a favorable impact of increased pricing in the Global Consumer segment, primarily in the United States; and

•	a favorable impact of foreign exchange rates as a result of the slight weakening of the U.S. dollar relative to other currencies;

•
which were partially offset by a slight decline in volumes within our Global Consumer segment, driven by a decline in sales within the United States of plant fertilizers and controls products, partially offset by increased sales of mulch products in the United States and increased net sales in Europe.

The increase in net sales for fiscal 2013 was primarily driven by:

•	the favorable impact of increased pricing in the Global Consumer segment, primarily in the United States; and

•	increased volume within our Scotts LawnService® segment driven by higher customer counts and a weather driven delay of sales from the fourth quarter of fiscal 2012 to the first quarter of fiscal 2013.
which were partially offset by:

•
decreased volume in our Global Consumer segment, driven by a decrease in sales within the United States of fertilizers and controls partially offset by increases in sales within the United States of mulch and grass seed products;

•	a decline in net sales attributable to reimbursements associated with our Marketing Agreement with Monsanto;

•	decreased sales in Corporate and Other related to ICL supply agreements, which were entered into in connection with the sale of Global Pro in 2011; and

•	an unfavorable impact of foreign exchange rates as a result of the strengthening of the U.S. dollar relative to other currencies.
Cost of Sales
The following table shows the major components of cost of sales:

	Year Ended September 30,
	2014	2013	2012
	(In millions)
Materials	$1,073.5	$1,100.0	$1,105.9
Manufacturing labor and overhead	324.3	310.0	311.7
Distribution and warehousing	349.1	321.3	316.3
Roundup® reimbursements	63.0	62.0	79.6
	1,809.9	1,793.3	1,813.5
Impairment, restructuring and other	—	2.2	—
Product registration and recall matters	—	—	0.4
	$1,809.9	$1,795.5	$1,813.9

Factors contributing to the change in cost of sales are outlined in the following table:

	Year Ended September 30,
	2014	2013
	(In millions)
Material costs	$(23.2)	$(8.2)
Volume and product mix	35.1	10.3
Roundup® reimbursements	1.0	(17.6)
Foreign exchange rates	3.7	(4.7)
	16.6	(20.2)
Impairment, restructuring and other	(2.2)	2.2
Product registration and recall matters	—	(0.4)
Change in cost of sales	$14.4	$(18.4)

The increase in cost of sales, excluding impairment, restructuring and other charges, and product registration and recall matters for fiscal 2014 was primarily driven by:

•	unfavorable product mix due to increased sales of our mulch products and higher distribution costs in our Global Consumer segment; and

•	an unfavorable impact of foreign exchange rates as a result of a weakening of the U.S. dollar relative to other currencies;

•
which were partially offset by a decline in material costs in our Global Consumer and Scotts LawnService® segments due to product cost-out initiatives including growing media material costs and packaging and decreased prices of fertilizer inputs.

The decrease in cost of sales, excluding impairment, restructuring and other charges, and product registration and recall matters for fiscal 2013 was primarily driven by:

•	lower reimbursements attributable to our Marketing Agreement with Monsanto;

•	a decline in our growing media material costs due to our product cost-out initiatives, partially offset by increased costs of fertilizer inputs and packaging; and

•	a favorable impact of foreign exchange rates as a result of the strengthening of the U.S. dollar relative to other currencies;

•	which were partially offset by unfavorable product mix due to increased sales of our mulch products in the United States within our Global Consumer segment.
Gross Profit
As a percentage of net sales, our gross profit rate was 36.3% for fiscal 2014 compared to 35.3% for fiscal 2013. As a percentage of net sales, our gross profit rate was 35.3% for fiscal 2013 compared to 34.5% for fiscal 2012. Factors contributing to the change in gross profit rate are outlined in the following table:

	Year Ended September 30,
	2014	2013
Pricing	0.6%	1.0%
Material costs	0.8	0.3
Product mix and volume:
Roundup® commissions and reimbursements	0.1	0.2
Corporate & Other	0.1	0.1
Scotts LawnService®	0.2	0.1
Global Consumer mix and volume	(0.8)	(0.8)
	1.0	0.9
Impairment, restructuring and other	—	(0.1)
Change in gross profit rate	1.0%	0.8%
The increase in our gross profit rate, excluding impairment, restructuring and other charges, for fiscal 2014, was primarily driven by:

•
decreased material costs within our Global Consumer segment due to product cost-out initiatives including growing media material costs and packaging costs and decreased prices of fertilizer inputs; and

•	a favorable impact of increased pricing for the Global Consumer segment, primarily in the United States;

•	which were partially offset by unfavorable product mix within our Global Consumer segment due to increased sales of our mulch products and higher distribution costs.

The increase in our gross profit rate, excluding impairment, restructuring and other charges and product registration and recall matters, for fiscal 2013 was primarily driven by:

•	a favorable impact of increased pricing for the Global Consumer segment, primarily in the United States;

•
decreased material costs in our Global Consumer segment due to a decline in growing media material costs resulting from product cost-out initiatives, partially offset by increased costs for fertilizer inputs; and

•	the impact of zero margin dollar reimbursements, attributable to our Marketing Agreement with Monsanto;

•	which were partially offset by decreased volume in our Global Consumer segment resulting in reduced leverage of fixed manufacturing and warehousing costs.
Selling, General and Administrative Expenses
The following table shows the major components of Selling, General and Administrative expenses (“SG&A”):

	Year Ended September 30,
	2014	2013	2012
	(In millions, except percentage figures)
Advertising	$143.6	$142.2	$168.9
Advertising as a percentage of net sales	5.1%	5.1%	6.1%
Share-based compensation	11.1	10.3	12.5
Research and development	48.4	46.4	50.8
Amortization of intangibles	10.2	8.2	8.2
Other selling, general and administrative	467.2	452.5	462.9
	$680.5	$659.6	$703.3

Advertising expense increased $1.4 million or 1.0% to $143.6 million in fiscal 2014 compared to $142.2 million in fiscal 2013 due to increased spending on Tomcat® branded products. Advertising expense in fiscal 2013 decreased $26.7 million compared to fiscal 2012, driven by our planned reduction in media investment, reduced spending due to the delay in the fiscal 2013 lawn and garden season and media purchasing efficiencies within the Global Consumer segment.
Share-based compensation expense increased $0.8 million or 7.8% to $11.1 million in fiscal 2014 compared to $10.3 million in fiscal 2013 and in fiscal 2013 share-based compensation expense declined $2.2 million compared to fiscal 2012. These changes were primarily due to the forfeiture of shares-based awards associated with the departure of certain key executives in fiscal 2013.
Amortization expense was $10.2 million in fiscal 2014, compared to $8.2 million in each of fiscal 2013 and fiscal 2012. The increase in fiscal 2014 was driven by the amortization of intangible assets we acquired in connection with our acquisition of the Tomcat® business.
Other SG&A increased $14.7 million or 3.2% in fiscal 2014 compared to fiscal 2013. The primary drivers of the increase were increased marketing spending including package design costs and the startup of Hawthorne, which is focused on urban and indoor gardening, and diligence and integration costs of our acquisitions of Solus and Fafard. In fiscal 2013, Other SG&A spending decreased $10.4 million compared to fiscal 2012. This decrease was primarily due to a decline in outside consulting expenses, selling and marketing expenditures due to cost productivity initiatives, partially offset by higher compensation expense, including incentive compensation, heath care and severance.
Impairment, Restructuring and Other (included in SG&A)
The following table shows the breakdown of Impairment, Restructuring and Other Charges (included in SG&A):

	Year Ended September 30,
	2014	2013	2012
	(In millions)
Restructuring and other	$17.3	$2.2	$1.8
Property, plant and equipment impairments	—	—	2.1
Goodwill and intangible asset impairments	33.7	15.9	3.2
	$51.0	$18.1	$7.1

During the third quarter of fiscal 2014, as a result of the financial performance, the Company recognized an impairment charge for a non-recurring fair value adjustment of $33.7 million within the Global Consumer segment related to the Ortho® brand. The fair value was calculated based upon the evaluation of the historical performance and future growth expectations of the Ortho® business.
During fiscal 2014, we recognized $12.5 million in restructuring costs related to termination benefits provided to U.S. personnel as part of our restructuring of our U.S. administrative and overhead functions. In addition, we recognized $2.0 million in additional ongoing monitoring and remediation expense for our turfgrass biotechnology program. We also recognized $2.8 million of international restructuring and other adjustments during fiscal 2014 for the continuation of our 2013 restructuring plan.
During the first quarter of fiscal 2013, we recognized income of $4.7 million related to the reimbursement by a vendor for a portion of the costs incurred for the development and commercialization of products including the active ingredient MAT 28 for the Global Consumer segment. During the first quarter of 2013, we also recognized a $4.3 million asset impairment charge as a result of issues with the commercialization of an insect repellent technology for the Global Consumer segment. Also, as a result of our impairment review performed in the fourth quarter of fiscal 2013, we recognized an impairment charge for a non-recurring fair value adjustment of $11.6 million within the Global Consumer segment related to the Ortho® brand and certain sub-brands of Ortho®. The fair value was calculated based upon the evaluation of the historical performance and future growth expectations of the Ortho® business.
During fiscal 2013, we recognized $6.9 million in restructuring costs related to termination benefits provided to international employees in relation to the profitability improvement initiative announced in December 2012, associated with the international restructuring plan to reduce headcount and streamline management decision making within the Global Consumer segment.
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
Product Registration and Recall Matters (included in SG&A)
As previously disclosed in our Annual Report on Form 10-K for the fiscal year ended September 30, 2012, in fiscal 2012, we resolved the previously disclosed U.S. EPA and U.S. Department of Justice (“U.S. DOJ”) investigations into pesticide product registration issues. Product registration and recall costs were $7.8 million in fiscal 2012. For fiscal 2014 and fiscal 2013, there were no product registration and recall costs. Fiscal 2012 costs included additional reserves established in connection with the fiscal 2012 settlement of the previously disclosed U.S. EPA and U.S. DOJ investigations, as well as third-party compliance review, legal and consulting fees associated with these investigations. We do not expect to incur any additional costs related to these investigations, as they were settled in the fourth quarter of fiscal 2012.
Other Income, net
Other income is comprised of activities outside our normal business operations, such as royalty income from the licensing of certain of our tradenames, franchise fee income from our Scotts LawnService® business, foreign exchange gains/losses and gains/losses from the sale of non-inventory assets. Other income, net, was $14.7 million, $10.0 million and $2.8 million in fiscal 2014, fiscal 2013 and fiscal 2012, respectively. The increase in other income, net, for fiscal 2014 was primarily due to $5.8 million of gains related to our investment in AeroGrow. The increase in other income, net, for fiscal 2013 was primarily due to the sale of peat bog land in fiscal 2013 in the United Kingdom for a gain of $2.3 million and a non-recurring impairment charge of $4.4 million incurred in fiscal 2012 resulting from the revaluation of our corporate aircraft.
Income from Operations
Income from operations in fiscal 2014 was $314.6 million compared to $310.5 million in fiscal 2013, an increase of $4.1 million, or 1.3%. Excluding impairment, restructuring and other charges, income from operations increased by $34.8 million, or 10.5%, in fiscal 2014, primarily driven by higher gross profit and an increase in other income, net, partially offset by an increase in SG&A.
Income from operations in fiscal 2013 was $310.5 million compared to $241.2 million in fiscal 2012, an increase of $69.3 million, or 28.7%. Excluding impairment, restructuring and other charges and product registration and recall costs, income from operations increased by $74.3 million, or 29.0%, in fiscal 2013, primarily driven by higher gross profit and lower SG&A spending.

Costs Related to Refinancing
Costs related to refinancing were $10.7 million for fiscal 2014. The costs incurred were associated with the redemption of our 7.25% senior notes due 2018 (the “7.25% Senior Notes”).
Interest Expense
Interest expense in fiscal 2014 was $47.3 million compared to $59.2 million and $61.8 million in fiscal 2013 and fiscal 2012, respectively. The decline in fiscal 2014 was primarily due to a decrease in our weighted average interest rate of 124 basis points compared to fiscal 2013 as a result of reduced rates under our third amended and restated credit agreement and due to the redemption of the 7.25% Senior Notes. The decrease in fiscal 2013 was primarily due to a decrease in average borrowings, partially offset by an increase in our weighted average interest rate of 24 basis points compared to fiscal 2012.
Income Tax Expense
A reconciliation of the federal corporate income tax rate and the effective tax rate on income from continuing operations before income taxes is summarized below:

	Year Ended September 30,
	2014	2013	2012
Statutory income tax rate	35.0%	35.0%	35.0%
Effect of foreign operations	1.5	0.8	(0.5)
State taxes, net of federal benefit	2.7	2.9	3.1
Domestic production activities deduction permanent difference	(2.7)	(2.1)	(1.5)
Effect of other permanent differences	0.2	0.8	2.4
Research and experimentation and other federal tax credits	(0.8)	(0.3)	(0.1)
Resolution of prior tax contingencies	0.2	0.2	(0.9)
Other	(0.5)	(0.7)	0.3
Effective income tax rate	35.6%	36.6%	37.8%

The effective tax rate for continuing operations was 35.6% for fiscal 2014, compared to 36.6% for fiscal 2013 and 37.8% for fiscal 2012. Excluding reserves established for product registrations and recall matters, the effective tax rate for continuing operations was 35.6%, 36.6% and 36.1% for fiscal 2014, fiscal 2013 and fiscal 2012, respectively.
Income and Earnings per Share from Continuing Operations
We reported income attributable to controlling interest from continuing operations of $165.7 million, or $2.64 per diluted share, in fiscal 2014 compared to income attributable to controlling interest from continuing operations of $159.4 million, or $2.55 per diluted share, in fiscal 2013. In fiscal 2014, we incurred costs of $51.0 million, relating to impairment, restructuring and other charges. Additionally the Company incurred $10.7 million of costs during the third quarter of 2014 related to refinancing. In fiscal 2013, we incurred $20.3 million of impairment, restructuring and other charges. Excluding these items, adjusted income attributable to controlling interest from continuing operations was $206.3 million in fiscal 2014 compared to $172.6 million in fiscal 2013, an increase of $33.7 million, primarily driven by higher gross profit, increased Other Income, net, and lower interest expense; partially offset by higher SG&A spending. Diluted weighted-average Common Shares outstanding increased from 62.6 million in fiscal 2013 to 62.7 million in fiscal 2014. The increase was primarily driven by the exercise of stock options and the issuance of Common Shares upon the vesting of restricted share-based awards, an increase in the number of dilutive potential Common Shares, partially offset by share repurchases. Dilutive equivalent shares for fiscal 2014 and fiscal 2013 were 1.1 million and 0.9 million, respectively. The increase in dilutive equivalent shares was primarily driven by an increase in our average share price, partially offset by the exercise of stock options.
We reported income attributable to controlling interest from continuing operations of $159.4 million, or $2.55 per diluted share, in fiscal 2013 compared to income attributable to controlling interest from continuing operations of $111.6 million, or $1.80 per diluted share, in fiscal 2012. In fiscal 2013, we incurred costs of $20.3 million relating to impairment, restructuring and other charges. In fiscal 2012, we incurred $7.1 million of impairment charges, as well as $8.2 million in pre-tax costs associated with product registration and recall matters. Excluding these items, adjusted income from continuing operations was $172.6 million in fiscal 2013 compared to $123.3 million in fiscal 2012, an increase of $49.3 million, primarily driven by higher gross profit and lower SG&A spending and interest expense. Diluted weighted-average Common Shares outstanding increased from 62.1 million in fiscal 2012 to 62.6 million in fiscal 2013. The increase was primarily driven by the exercise of stock options and issuance of Common Shares upon the vesting of restricted share-based awards partially offset by a decrease in the number of dilutive equivalent shares. Dilutive equivalent shares for fiscal 2013 and fiscal 2012 were 0.9 million and 1.1 million, respectively. The decrease in dilutive equivalent shares was primarily driven by the exercise of stock options partially offset by an increase in our average share price.
Income (loss) from Discontinued Operations
In our second quarter of fiscal 2014, we completed the sale of our wild bird food business. As a result, we began presenting this business within discontinued operations. In our fourth quarter of fiscal 2013, we completed the wind down of the non-European professional seed business. As a result, we began presenting this business within discontinued operations.
Income from discontinued operations, net of tax, was $0.8 million in fiscal 2014, while income of $1.7 million and loss of $5.1 million were recognized in fiscal 2013 and fiscal 2012, respectively. Fiscal 2014 included activity associated with the sale of the wild bird food business. Fiscal 2013 and fiscal 2012 included activity associated with the wind down and disposal of the non-European professional seed business.
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
We evaluate segment performance based on several factors, including income from continuing operations before income taxes, interest expense, amortization, product registration and recall costs, impairment, restructuring and other charges and costs related to refinancing. Management uses this measure of operating profit to evaluate segment performance because we believe this measure is the most indicative of performance trends and the overall earnings potential of each segment.
The following tables present segment information:
Net Sales by Segment

	Year Ended September 30,
	2014	2013	2012
	(In millions)
Global Consumer	$2,552.0	$2,484.7	$2,483.6
Scotts LawnService®	263.0	257.8	245.8
Segment total	2,815.0	2,742.5	2,729.4
Corporate & Other	26.3	31.2	41.1
Consolidated	$2,841.3	$2,773.7	$2,770.5
Income (Loss) from Continuing Operations before Income Taxes by Segment

	Year Ended September 30,
	2014	2013	2012
	(In millions)
Global Consumer	$438.8	$403.7	$335.9
Scotts LawnService®	30.2	28.7	27.0
Segment total	469.0	432.4	362.9
Corporate & Other	(90.4)	(91.2)	(96.3)
Intangible asset amortization	(13.0)	(10.4)	(10.1)
Product registration and recall matters	—	—	(8.2)
Impairment, restructuring and other	(51.0)	(20.3)	(7.1)
Costs related to refinancing	(10.7)	—	—
Interest expense	(47.3)	(59.2)	(61.8)
Consolidated	$256.6	$251.3	$179.4

Global Consumer
Global Consumer segment net sales increased 2.7% from $2.48 billion in fiscal 2013 to $2.55 billion in fiscal 2014. The change in fiscal 2014 net sales was favorably impacted by the Tomcat® acquisition, favorable pricing and foreign exchange rates, which were responsible for net sales increases of 1.6%, 1.1%, and 0.2%, respectively. These increases were partially offset by a slight decrease in sales volume driven by a decline in sales within the United States of plant fertilizers and control products, partially offset by increased sales of mulch products in the United States and increased net sales in Europe. Net sales in the United States increased by 1.5%, primarily driven by the acquisition of the Tomcat® consumer rodent control business during the first quarter of fiscal 2014 and an increase in pricing partially offset by a slight decrease in sales volume driven by a decline in sales within the United States of plant fertilizers and control products, partially offset by increased sales of mulch products in the U.S. Net sales outside of the United States increased 7.3% in fiscal 2014, primarily attributable to sales volume improvements in Europe and favorable effects of foreign currency changes as a result of the weakening of the U.S. dollar relative to other currencies, particularly the Euro. Excluding the impact of foreign currency rates, net sales outside of the United States increased 6.2% compared to fiscal 2013.
Global Consumer segment income from continuing operations before income taxes (“segment income”) for fiscal 2014 was $438.8 million, an increase of $35.1 million, or 8.7%, compared to fiscal 2013. Excluding the impact of foreign exchange movements, segment income increased by $33.5 million, or 8.3%, from fiscal 2013. The increase in segment income for fiscal 2014 was primarily driven by the sales from businesses acquired in fiscal 2014, the favorable impact of pricing, and decreased material costs, partially offset by an increase in SG&A expenses primarily related to increased marketing expense in the U.S. Consumer business and transaction costs related to the acquisitions of Solus and Fafard.
Global Consumer segment net sales were flat in fiscal 2013 compared to fiscal 2012 at $2.48 billion. Net sales in the U.S. increased $2.6 million or 0.1% in fiscal 2013 compared to fiscal 2012 primarily due to an increase in pricing and increases in sales of mulch and grass seed products, partially offset by declines in reimbursements attributable to our Marketing Agreement with Monsanto and sales of our controls products. Net sales outside of the United States decreased $1.5 million or 0.3% primarily attributable to volume declines in Europe and unfavorable effects of foreign currency changes as a result of the strengthening of the U.S. dollar relative to other currencies, partially offset by volume increases in Asia Pacific. Excluding the impact of foreign currency rates, net sales outside of the United States increased 1.0% compared to fiscal 2012.
Global Consumer segment income for fiscal 2013 was $403.7 million, an increase of $67.8 million, or 20.2%, compared to fiscal 2012. Excluding the impact of foreign exchange movements, segment income increased by $69.2 million, or 20.7%, for fiscal 2013. The increase in segment income for fiscal 2013 was primarily driven by the favorable impact of pricing, decreased material costs and a decrease in SG&A expenses resulting from our product cost-out initiatives.
Scotts LawnService®
Scotts LawnService® net sales increased by $5.2 million, or 2.0%, to $263.0 million in fiscal 2014, primarily due to higher customer counts and increased volume. Scotts LawnService® segment income increased $1.5 million to $30.2 million in fiscal 2014. The improved operating results were driven by the higher net sales, lower product costs and lower incentive compensation, partially offset by higher selling expenses.
Scotts LawnService® net sales increased by $12.0 million, or 4.9%, to $257.8 million in fiscal 2013, primarily due to increased customer retention, the full year impact of acquisitions and new customer sales. Scotts LawnService® segment income increased $1.7 million to $28.7 million in fiscal 2013. The improved operating results were driven by higher net sales and lower product costs, partially offset by higher SG&A, which was primarily the outcome of higher marketing and selling expenses.
Corporate & Other
Net sales for Corporate & Other decreased $4.9 million to $26.3 million in fiscal 2014, due to a decline in sales for our ICL supply agreements, which commenced shortly after the sale of Global Pro in our second quarter of fiscal 2011. The net expense for Corporate & Other was flat for fiscal 2014 compared to fiscal 2013.
Net sales for Corporate & Other decreased $9.9 million to $31.2 million in fiscal 2013, primarily due to our ICL supply agreements, which commenced shortly after the sale of Global Pro in our second quarter of fiscal 2011. Net expense for Corporate & Other decreased by $5.1 million in fiscal 2013, driven by reduced spending on outside consulting expenses and marketing related expenditures as part of our cost productivity initiatives, partially offset by higher employee related costs, including incentive compensation, health care and severance.

Liquidity and Capital Resources
Operating Activities
Cash provided by operating activities declined by $101.1 million to $240.9 million in fiscal 2014. The change in the cash provided by our operating activities was primarily due to an increase in inventory of $38.7 million in fiscal 2014 as part of an early build of growing media and plant food products for the fiscal 2015 lawn and garden season and a decline in expected volumes compared to an $89.0 million decline in inventory in fiscal 2013.
Cash provided by operating activities increased by $188.6 million to $342.0 million in fiscal 2013 from $153.4 million in fiscal 2012. The change in the cash provided by our operating activities was primarily due to an increase in net income of $54.6 million and a reduction in inventory levels over the prior year of $89.0 million as a result of improved inventory management. In addition, income taxes paid declined in fiscal 2013 due to the receipt of an overpayment of taxes related to fiscal 2012 of $37.8 million.
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
Investing Activities
Cash used in investing activities totaled $155.6 million and $64.2 million in fiscal 2014 and fiscal 2013, respectively. The change in cash used in our investing activities was primarily driven by increased capital investments in property, plant and equipment and acquisitions of $27.5 million and $110.8 million, respectively, partially offset by $35.1 million in cash proceeds received from the sale and leaseback of an airplane as well as proceeds received from the sale of our U.S. and Canadian wild bird food business of $7.2 million, and the sale of long-lived assets of $3.7 million. The increase in capital investments in property, plant, and equipment includes a $35.1 million down payment on a purchase order to acquire an aircraft that was subsequently sold and leased back. Significant capital projects during fiscal 2014 included investments in our growing media production and packaging facilities, additional capital for supply chain optimization projects, investments in information technology, facility improvement and maintenance, and investments in fleet vehicles for Scotts LawnService®. Further, during fiscal 2014 we completed acquisitions of the Tomcat® consumer rodent control business from Bell Laboratories, Inc. within our Global Consumer segment for $60.0 million in the first quarter of fiscal 2014 and in the fourth quarter of fiscal 2014 we completed the acquisition of Fafard, a consumer growing media business based in Quebec, Canada for $52.7 million in cash and contingent consideration of $7.1 million based on future performance of the business.
Cash used in investing activities totaled $64.2 million and $75.7 million in fiscal 2013 and fiscal 2012, respectively. The change in cash used in our investing activities was primarily driven by a reduction of capital investments in property, plant and equipment and acquisitions of $9.3 million and $3.8 million, respectively, and cash proceeds from the sale of long-lived assets of $3.6 million. Significant capital projects during fiscal 2013 included investments in our mulch production facilities associated with our product cost-out initiatives, additional capital to increase capabilities in our fertilizer production facilities, improvements to our inventory warehouse management system and investments in information technology. Further, during fiscal 2013 we completed acquisitions of two franchisee businesses within our Scotts LawnService® segment for $3.2 million and an investment in an unconsolidated affiliate in the indoor gardening market for $4.5 million.
For the three years ended September 30, 2014, our capital spending was allocated as follows: 66% for expansion and maintenance of existing Global Consumer productive assets; 13% for new productive assets supporting our Global Consumer segment; 11% to expand our information technology and transformation and integration capabilities; 3% for expansion and upgrades of Scotts LawnService® infrastructure; and 7% for Corporate & Other assets. We expect fiscal 2015 capital expenditures to be consistent with our recent capital spending amounts and allocations.
Financing Activities
Financing activities used cash of $124.3 million and $280.6 million in fiscal 2014 and fiscal 2013, respectively. The change in cash used in financing activities was the result of higher net borrowings of $614.8 million under our credit facility, partially offset by an increase in cash returned to shareholders through dividends of $143.0 million (which included $20.9 million in recurring quarterly cash payments and $122.1 million for the special one-time cash dividend of $2.00 per share), the repayment of our 7.25% Senior Notes of $200.0 million, and $120.0 million for repurchases of Common Shares in fiscal year 2014. Net borrowings under our credit facilities in fiscal 2014 were $407.5 million compared to net payments of $207.3 million in fiscal

2013. Financing activities also included an increase in cash received from the exercise of stock options of $6.7 million in fiscal 2014 compared to fiscal 2013.
Financing activities used cash of $280.6 million and $79.3 million in fiscal 2013 and fiscal 2012, respectively. An increase in the net repayment of borrowings under our credit facility of $196.7 million and a reduction of share repurchases of $17.5 million was partially offset by an increase of cash returned to shareholders through dividends of $12.4 million. Net repayments under our credit facilities were $207.3 million in fiscal 2013, compared to $10.6 million in fiscal 2012. Financing activities also included a decrease in cash received from the exercise of stock options of $4.3 million in fiscal 2013 compared to fiscal 2012.
Cash and Cash Equivalents
Our cash and cash equivalents balances of $89.3 million at September 30, 2014 and $129.8 million at September 30, 2013 were held in depository accounts with major financial institutions around the world or invested in high quality, short-term liquid investments, with original maturities of three months or less. The cash and cash equivalents balance at September 30, 2014 included $59.9 million held by controlled foreign corporations. Our current plans do not demonstrate a need to, nor do we have plans to, repatriate the retained earnings from these foreign corporations as the earnings are indefinitely reinvested. However, in the future, if we determine it is necessary to repatriate these funds, or if we sell or liquidate any of these foreign corporations, we may be required to pay associated taxes on the repatriation, sale or liquidation.
Borrowing Arrangements
Our primary sources of liquidity are cash generated by operations and borrowings under our credit facility which is guaranteed by substantially all of our domestic subsidiaries. On December 20, 2013, Scotts Miracle-Gro and certain of our subsidiaries entered into a third amended and restated senior secured credit agreement (the “current credit facility”), providing Scotts Miracle-Gro and certain of our subsidiaries with a five-year senior secured revolving loan facility in the aggregate principal amount of up to $1.7 billion. Borrowings may be made in various currencies including U.S. dollars, Euros, British pounds, Australian dollars and Canadian dollars. Under the current credit facility, we may request up to an additional $450 million in revolving and/or term commitments, subject to certain specified conditions, including approval from the lenders. The current credit facility replaced our second amended and restated senior secured credit agreement, which was entered into on June 30, 2011 and would have terminated on June 30, 2016 if it had not been terminated early in connection with our entry into the current credit facility.
The terms of the current credit facility include customary representations and warranties, customary affirmative and negative covenants, and events of default. The proceeds of borrowings under the current credit facility may be used: (i) to finance working capital requirements and other general corporate purposes of Scotts Miracle-Gro and our subsidiaries; and (ii) to refinance the amounts outstanding under the previous credit agreement. The current credit facility is guaranteed by substantially all of our domestic subsidiaries.
We may use the current credit facility to obtain letters of credit up to an aggregate face amount of $75 million. The current credit facility will terminate on December 20, 2018. At September 30, 2014, we had letters of credit in the aggregate face amount of $23.3 million outstanding, and $1.2 billion of availability under the current credit facility.
On January 15, 2014, we redeemed all of the outstanding $200.0 million aggregate principal amount of 7.25% Senior Notes due 2018 paying a redemption price of $214.5 million, which included $7.25 million of accrued and unpaid interest, $7.25 million of call premium, and $200.0 million for outstanding principal amount. The $7.25 million call premium charge was recognized within the “Costs related to refinancing” line on the Condensed Consolidated Statement of Operations in the Company's second quarter of fiscal 2014. Additionally, we had $3.5 million in unamortized bond discount and issuance costs associated with the 7.25% Senior Notes that were written-off and recognized in the “Costs related to refinancing” line on the Condensed Consolidated Statement of Operations in the second quarter of fiscal 2014. These amounts are reported in the aggregate in the “Costs related to refinancing” line of the Consolidated Statement of Operations for fiscal 2014 in this Annual Report on Form 10-K.
On December 16, 2010, we issued $200.0 million aggregate principal amount of 6.625% Senior Notes due 2020. The net proceeds of the offering were used to repay outstanding borrowings under our then existing credit facilities and for general corporate purposes. The 6.625% Senior Notes represent general unsecured senior obligations and rank equal in right of payment with our existing and future unsecured senior debt. The 6.625% Senior Notes have interest payment dates of June 15 and December 15 of each year, which began on June 15, 2011, and may be redeemed prior to maturity starting December 2015 at applicable redemption premiums. The 6.625% Senior Notes contain usual and customary covenants. The 6.625% Senior Notes mature on December 15, 2020. Substantially all of our domestic subsidiaries serve as guarantors of the 6.625% Senior Notes.
We are in compliance with the terms of all debt covenants at September 30, 2014. The current credit facility contains, among other obligations, an affirmative covenant regarding our leverage ratio, calculated as average total indebtedness, as described in the current credit facility, relative to the our EBITDA, as adjusted pursuant to the terms of the current credit facility (“Adjusted

EBITDA”). Under the terms of the current credit facility, the maximum allowable leverage ratio was 4.00 as of September 30, 2014. Our leverage ratio was 2.18 at September 30, 2014. Our current credit facility also includes an affirmative covenant regarding our interest coverage ratio. Interest coverage ratio is calculated as Adjusted EBITDA divided by interest expense, as described in the current credit facility, and excludes costs related to refinancings. Under the terms of the current credit facility, the minimum allowable interest coverage ratio was 3.50 for the year ended September 30, 2014. Our interest coverage ratio was 9.41 for the year ended September 30, 2014. The weighted average interest rates on average debt were 5.0% and 6.2% for fiscal 2014 and fiscal 2013, respectively. Please see “ITEM 6. SELECTED FINANCIAL DATA” of this Annual Report on Form 10-K for further details pertaining to the calculations of the foregoing ratios.
We continue to monitor our compliance with the leverage ratio, interest coverage ratio and other covenants contained in the current credit facility and, based upon our current operating assumptions, we expect to remain in compliance with the permissible leverage ratio and interest coverage ratio throughout fiscal 2015. However, an unanticipated charge to earnings, an increase in debt or other factors could materially affect our ability to remain in compliance with the financial or other covenants of our current credit facility, potentially causing us to have to seek an amendment or waiver from our lending group which could result in repricing of our current credit facility.
At September 30, 2014, we had outstanding interest rate swap agreements with major financial institutions that effectively converted the LIBOR index portion of variable-rate debt denominated in U.S. dollars to a fixed rate. The swap agreements had a total U.S. dollar notional amount of $1,300.0 million at September 30, 2014. Interest payments made between the effective date and expiration date are hedged by the swap agreements, except as noted below. The notional amount, effective date, expiration date and rate of each of these swap agreements are shown in the table below.

Notional Amount (in millions)		Effective Date (a)	Expiration Date	Fixed Rate
$50		2/14/2012	2/14/2016	3.78%
150	(b)	2/7/2012	5/7/2016	2.42%
150	(c)	11/16/2009	5/16/2016	3.26%
50	(b)	2/16/2010	5/16/2016	3.05%
100	(b)	2/21/2012	5/23/2016	2.40%
150	(c)	12/20/2011	6/20/2016	2.61%
50	(d)	12/6/2012	9/6/2017	2.96%
200		2/7/2014	11/7/2017	1.28%
150	(b)	2/7/2017	5/7/2019	2.12%
50	(c)	2/7/2017	5/7/2019	2.25%
200	(c)	12/20/2016	6/20/2019	2.12%

(a)	The effective date refers to the date on which interest payments were, or will be, first hedged by the applicable swap agreement.

(b)	Interest payments made during the three-month period of each year that begins with the month and day of the effective date are hedged by the swap agreement.

(c)	Interest payments made during the six-month period of each year that begins with the month and day of the effective date are hedged by the swap agreement.

(d)	Interest payments made during the nine-month period of each year that begins with the month and day of the effective date are hedged by the swap agreement.
We maintain a Master Accounts Receivable Purchase Agreement (“MARP Agreement”), which is uncommitted and provides for the discretionary sale by us, and the discretionary purchase by the banks, on a revolving basis, of accounts receivable generated by sales to three specified account debtors in an aggregate amount not to exceed $400 million. On October 25, 2013, we signed an amendment to the existing MARP Agreement which extended the termination date to August 29, 2014. On August 29, 2014, we signed a further amendment to the existing MARP Agreement which extended the termination date to August 28, 2015, or such later date as may be agreed by each bank party thereto and us. Under the terms of the MARP Agreement, the banks have the opportunity to purchase those accounts receivable offered by us at a discount (from the agreed base value thereof) effectively equal to the one-week LIBOR plus 0.75%. There were $84.0 million of short-term borrowings as of September 30, 2014 and $85.3 million of short-term borrowings as of September 30, 2013 under the MARP Agreement. The carrying value of the receivables pledged as collateral was $113.7 million and $106.7 million as of September 30, 2014 and September 30, 2013, respectively.
We believe that our cash flows from operations and our capital resources will be sufficient to meet debt service, capital expenditures and working capital needs during fiscal 2015, and thereafter for the foreseeable future. However, we cannot ensure that our business will generate sufficient cash flow from operations or that future borrowings will be available under our credit facility in amounts sufficient to pay indebtedness or fund other liquidity needs. Actual results of operations will depend on numerous factors, many of which are beyond our control, as further discussed in “ITEM 1A. RISK FACTORS — Our indebtedness could limit our flexibility and adversely affect our financial condition” of this Annual Report on Form 10-K.
Judicial and Administrative Proceedings
We are party to various pending judicial and administrative proceedings arising in the ordinary course of business, including, among others, proceedings based on accidents or product liability claims and alleged violations of environmental laws. We have reviewed these pending judicial and administrative proceedings, including the probable outcomes, reasonably anticipated costs and expenses, and the availability and limits of our insurance coverage, and have established what we believe to be appropriate reserves. We do not believe that any liabilities that may result from these pending judicial and administrative proceedings are reasonably likely to have a material effect on our financial condition, results of operations, or cash flows; however, there can be no assurance that future quarterly or annual operating results will not be materially affected by these proceedings, whether as a result of adverse outcomes or as a result of significant defense costs.
Contractual Obligations
The following table summarizes our future cash outflows for contractual obligations as of September 30, 2014:

		Payments Due by Period
Contractual Cash Obligations	Total	Less Than 1 Year	1-3 Years	4-5 Years	More Than 5 Years
	(In millions)
Debt obligations	$784.3	$91.9	$9.2	$482.8	$200.4
Interest expense on debt obligations	167.1	38.2	73.8	52.3	2.8
Operating lease obligations	173.1	46.4	62.5	37.2	27.0
Purchase obligations	208.9	127.1	69.7	11.6	0.5
Other, primarily retirement plan obligations	93.8	4.1	17.5	18.0	54.2
Total contractual cash obligations	$1,427.2	$307.7	$232.7	$601.9	$284.9

We have long-term debt obligations and interest payments due primarily under the 6.625% Senior Notes and our current credit facility. Amounts in the table represent scheduled future maturities of long-term debt principal for the periods indicated. The interest payments for our current credit facility are based on outstanding borrowings as of September 30, 2014. Actual interest expense will likely be higher due to the seasonality of our business and associated higher average borrowings.
Purchase obligations primarily represent commitments for materials used in our manufacturing processes, as well as commitments for warehouse services, grass seed and out-sourced information services which comprise the unconditional purchase obligations disclosed in “NOTE 17. COMMITMENTS” of the Notes to Consolidated Financial Statements included in this Annual Report on Form 10-K.
Other obligations include actuarially determined retiree benefit payments and pension funding to comply with local funding requirements. Pension funding requirements beyond fiscal 2014 are based on preliminary estimates using actuarial assumptions determined as of September 30, 2014. The above table excludes liabilities for unrecognized tax benefits and insurance accruals as the Company is unable to estimate the timing of payments for these items.
Off-Balance Sheet Arrangements
At September 30, 2014, the Company had letters of credit in the aggregate face amount of $23.3 million outstanding. Further, the Company has residual value guarantees on Scotts LawnService® vehicles and the corporate aircraft as disclosed in “NOTE 16. OPERATING LEASES” of the Notes to Consolidated Financial Statements included in this Annual Report on Form 10-K.

Regulatory Matters
We are subject to local, state, federal and foreign environmental protection laws and regulations with respect to our business operations and believe we are operating in substantial compliance with, or taking actions aimed at ensuring compliance with, such laws and regulations. We are involved in several legal proceedings with various governmental agencies related to environmental matters, including those described in “ITEM 3. LEGAL PROCEEDINGS” of this Annual Report on Form 10-K and “NOTE 18. CONTINGENCIES” of the Notes to Consolidated Financial Statements included in this Annual Report on Form 10-K. While it is difficult to quantify the potential financial impact of actions involving these environmental matters, particularly remediation costs at waste disposal sites and future capital expenditures for environmental control equipment, in the opinion of management, the ultimate liability arising from such environmental matters, taking into account established reserves, should not have a material effect on our financial condition, results of operations or cash flows. However, there can be no assurance that the resolution of these matters will not materially affect our future quarterly or annual results of operations, financial condition or cash flows. Additional information on environmental matters affecting us is provided in “ITEM 1. BUSINESS — Regulatory Considerations — Regulatory Matters” and “ITEM 3. LEGAL PROCEEDINGS” of this Annual Report on Form 10-K.
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
At September 30, 2014, goodwill totaled $350.9 million, with $218.9 million and $132.0 million of goodwill for the Global Consumer and Scotts LawnService® segments, respectively. No goodwill impairment was recognized as a result of the annual evaluation performed as of June 29, 2014. The estimated fair value of each reporting unit was substantially in excess of its carrying value as of the annual test date. If we were to alter our impairment testing by increasing the discount rate in the discounted cash flow analysis by 100 basis points, there still would not be any impairment indicated for any of these reporting units. At September 30, 2014, indefinite-lived intangible assets comprised of tradenames totaled $187.3 million. With the exception of the Ortho® tradename, each of these tradenames had an estimated fair value substantially in excess of its carrying value as of the annual test date. During the third quarter of fiscal 2014, as a result of an impairment review, the Company recognized an impairment charge for a non-recurring fair value adjustment of $33.7 million within the Global Consumer segment related to the Ortho® brand. The fair value was calculated based upon the evaluation of the historical performance and future growth expectations of the Ortho® business. Additionally, the Company performed an annual impairment review in the fourth quarter of fiscal 2014 and concluded that the fair value of the Ortho® tradename exceeded the carrying value of the intangible asset and no further impairment was necessary. If we were to increase the discount rate in the Ortho® brand fair value calculation by 100 basis points, the resulting non-recurring fair value adjustment would have increased by approximately $10.3 million.

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
Changes in the discount rate and investment returns can have a significant effect on the funded status of our pension plans and shareholders’ equity. We cannot predict discount rates or investment returns with certainty and, therefore, cannot determine whether adjustments to our shareholders’ equity for pension-related activity in subsequent years will be significant. We also cannot predict future investment returns, and therefore cannot determine whether future pension plan funding requirements could materially affect our financial condition, results of operations or cash flows. A 100 basis point change in the discount rate would have an immaterial effect on fiscal 2014 pension expense. A 100 basis point change in the discount rate would have a $56.6 million change in our projected benefit obligation as of September 30, 2014.
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
Contingencies
As described more fully in “NOTE 18. CONTINGENCIES” of the Notes to Consolidated Financial Statements included in this Annual Report on Form 10-K, we are involved in environmental and legal proceedings which have a high degree of uncertainty associated with them. We continually assess the likely outcome of these proceedings and the adequacy of reserves, if any, provided for their resolution. There can be no assurance that the ultimate outcomes of these proceedings will not differ materially from our current assessment of them, nor that all proceedings that may currently be brought against us are known by us at this time.
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
Interest Rate Risk
We had variable rate debt instruments outstanding at September 30, 2014 and September 30, 2013 that are impacted by changes in interest rates. As a means of managing our interest rate risk on these debt instruments, we entered into interest rate swap agreements with major financial institutions to effectively fix the LIBOR index on certain variable-rate debt obligations.
At September 30, 2014 and September 30, 2013, we had outstanding interest rate swap agreements with a total U.S. dollar equivalent notional value of $1,300.0 million and $1,100.0 million, respectively. The weighted average fixed rate of swap agreements outstanding at September 30, 2014 was 2.1%.
The following table summarizes information about our derivative financial instruments and debt instruments that are sensitive to changes in interest rates as of September 30, 2014 and 2013. For debt instruments, the table presents principal cash flows and related weighted-average interest rates by expected maturity dates. For interest rate swap agreements, the table presents expected cash flows based on notional amounts and weighted-average interest rates by contractual maturity dates. Weighted-average variable rates are based on rates in effect at September 30, 2014 and September 30, 2013. A change in our variable interest rate of 100 basis points for a full twelve-month period would have a $2.5 million impact on interest expense assuming approximately $250 million of our average fiscal 2014 variable-rate debt had not been hedged via an interest rate swap agreement. The information is presented in U.S. dollars (in millions):

	Expected Maturity Date						Total	Fair Value
2014	2015	2016	2017	2018	2019	After
Long-term debt:
Fixed rate debt	$—	$—	$—	$—	$—	$200.0	$200.0	$212.5
Average rate	—	—	—	—	—	6.6%	6.6%	—
Variable rate debt	$84.0	$—	$—	$—	$481.8	$—	$565.8	$565.8
Average rate	0.9%	—	—	—	1.8%	—	1.6%	—
Interest rate derivatives:
Interest rate swaps	$—	$(11.6)	$(1.9)	$(0.2)	$2.2	$—	$(11.5)	$(11.5)
Average rate	—	2.9%	3.0%	1.3%	2.1%	—	2.1%	—

	Expected Maturity Date						Total	Fair Value
2013	2014	2015	2016	2017	2018	After
Long-term debt:
Fixed rate debt	$—	$—	$—	$—	$200.0	$200.0	$400.0	$523.0
Average rate	—	—	—	—	7.3%	6.6%	6.9%	—
Variable rate debt	$85.3	$—	$73.0	$—	$—	$—	$158.3	$158.3
Average rate	1.0%	—	2.4%	—	—	—	1.7%	—
Interest rate derivatives:
Interest rate swaps	$—	$—	$(17.8)	$(2.6)	$3.7	$—	$(16.7)	$(16.7)
Average rate	—	—	3.0%	3.0%	2.1%	—	2.7%	—

Excluded from the information provided above are $18.5 million and $12.2 million at September 30, 2014 and September 30, 2013, respectively, of miscellaneous debt instruments.
Other Market Risks
Through fiscal 2014, we had transactions that were denominated in currencies other than the currency of the country of origin. We use foreign currency swap contracts to manage the exchange rate risk associated with intercompany loans with foreign subsidiaries that are denominated in local currencies. At September 30, 2014, the notional amount of outstanding foreign currency swap contracts was $149.0 million with a negative fair value of $0.1 million. At September 30, 2013, the notional amount of outstanding foreign currency swap contracts was $80.4 million with a negative fair value of $2.1 million.
We are subject to market risk from fluctuating prices of certain raw materials, including urea and other fertilizer inputs, resins, diesel, gasoline, natural gas, sphagnum peat, bark and grass seed. Our objectives surrounding the procurement of these materials are to ensure continuous supply and to control costs. We seek to achieve these objectives through negotiation of contracts with favorable terms directly with vendors. In addition, we entered into derivatives to partially mitigate the effect of fluctuating direct and indirect fuel costs on our Global Consumer and Scotts LawnService® businesses and hedged a portion of our fuel and urea needs for fiscal 2014 and fiscal 2013. We had outstanding derivative contracts for 10,206,000 gallons of fuel with a negative fair value of $1.4 million at September 30, 2014. We had outstanding derivative contracts for 7,098,000 gallons of fuel with a negative fair value of $0.3 million at September 30, 2013. We also had outstanding derivative contracts for 58,500 and 49,500 aggregate tons of urea at September 30, 2014 and September 30, 2013, respectively. The outstanding derivative contracts for 58,500 aggregate tons at September 30, 2014 had a negative fair value of $0.5 million, while the outstanding derivative contracts for 49,500 aggregate tons at September 30, 2013 had a negative fair value of $2.0 million.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
The financial statements and other information required by this Item are contained in the Consolidated Financial Statements, Notes to Consolidated Financial Statements and Schedules Supporting the Consolidated Financial Statements listed in the “Index to Consolidated Financial Statements and Financial Statement Schedules” on page 50 of this Annual Report on Form 10-K.

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
Management’s Annual Report on Internal Control Over Financial Reporting
The “Annual Report of Management on Internal Control Over Financial Reporting” required by Item 308(a) of SEC Regulation S-K is included on page 51 of this Annual Report on Form 10-K.
Attestation Report of Independent Registered Public Accounting Firm
The “Report of Independent Registered Public Accounting Firm” required by Item 308(b) of SEC Regulation S-K is included on page 52 of this Annual Report on Form 10-K.
Changes in Internal Control Over Financial Reporting
No changes in the Registrant’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) occurred during the Registrant’s fiscal quarter ended September 30, 2014, that have materially affected, or are reasonably likely to materially affect, the Registrant’s internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Directors, Executive Officers and Persons Nominated or Chosen to Become Directors or Executive Officers
The information required by Item 401 of SEC Regulation S-K concerning the directors of Scotts Miracle-Gro and the nominees for election or re-election as directors of Scotts Miracle-Gro at the Annual Meeting of Shareholders to be held on January 29, 2015 (the “2015 Annual Meeting”) is incorporated herein by reference from the disclosure which will be included under the caption “PROPOSAL NUMBER 1 — ELECTION OF DIRECTORS” in Scotts Miracle-Gro’s definitive Proxy Statement relating to the 2015 Annual Meeting (“Scotts Miracle-Gro’s Definitive Proxy Statement”), which will be filed pursuant to SEC Regulation 14A not later than 120 days after the end of Scotts Miracle-Gro’s fiscal year ended September 30, 2014.
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
Procedures for Recommending Director Nominees
Information concerning the procedures by which shareholders of Scotts Miracle-Gro may recommend nominees to Scotts Miracle-Gro’s Board of Directors is incorporated herein by reference from the disclosures which will be included under the captions “CORPORATE GOVERNANCE — Nominations of Directors” and “MEETINGS AND COMMITTEES OF THE BOARD — Committees of the Board — Nominating and Governance Committee” in Scotts Miracle-Gro’s Definitive Proxy Statement. These procedures have not materially changed from those described in Scotts Miracle-Gro’s definitive Proxy Statement for the 2014 Annual Meeting of Shareholders held on January 30, 2014.
Audit and Finance Committee
The information required by Items 407(d)(4) and 407(d)(5) of SEC Regulation S-K is incorporated herein by reference from the disclosure which will be included under the captions “MEETINGS AND COMMITTEES OF THE BOARD — Committees of the Board” and “MEETINGS AND COMMITTEES OF THE BOARD — Committees of the Board — Audit and Finance Committee” in Scotts Miracle-Gro’s Definitive Proxy Statement.
Committee Charters; Code of Business Conduct & Ethics; Corporate Governance Guidelines
The Board of Directors of Scotts Miracle-Gro has adopted charters for each of the Audit and Finance Committee, the Nominating and Governance Committee, the Compensation and Organization Committee, the Innovation and Marketing Committee, the Strategy and Business Development Committee and the Executive Committee, as well as Corporate Governance Guidelines, as contemplated by the applicable sections of the New York Stock Exchange Listed Company Manual.
In accordance with the requirements of Section 303A.10 of the New York Stock Exchange Listed Company Manual and Item 406 of SEC Regulation S-K, the Board of Directors of Scotts Miracle-Gro has adopted a Code of Business Conduct & Ethics covering the members of Scotts Miracle-Gro’s Board of Directors and associates (employees) of Scotts Miracle-Gro and its subsidiaries, including, without limitation, Scotts Miracle-Gro’s principal executive officer, principal financial officer and principal accounting officer. Scotts Miracle-Gro intends to disclose the following events, if they occur, on its Internet website located at http://investor.scotts.com within four business days following their occurrence: (A) the date and nature of any amendment to a provision of Scotts Miracle-Gro’s Code of Business Conduct & Ethics that (i) applies to Scotts Miracle-Gro’s principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions, (ii) relates to any element of the code of ethics definition enumerated in Item 406(b) of SEC Regulation S-K, and (iii) is not a technical, administrative or other non-substantive amendment; and (B) a description of any waiver (including the nature of the waiver, the name of the person to whom the waiver was granted and the date of the waiver), including an implicit waiver, from a provision of the Code of Business Conduct & Ethics granted to Scotts Miracle-Gro’s principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions, that relates to one or more of the elements of the code of ethics definition enumerated in Item 406(b) of SEC Regulation S-K. In addition, Scotts Miracle-Gro will disclose any waivers from the provisions of the Code of Business Conduct & Ethics granted to an executive officer or a director of Scotts

Miracle-Gro on Scotts Miracle-Gro's Internet website located at http://investor.scotts.com within four business days of the determination to grant any such waiver.
The text of Scotts Miracle-Gro’s Code of Business Conduct & Ethics, Scotts Miracle-Gro’s Corporate Governance Guidelines, the Audit and Finance Committee charter, the Nominating and Governance Committee charter, the Compensation and Organization Committee charter, the Innovation and Marketing Committee charter, the Strategy and Business Development Committee charter and the Executive Committee charter are posted under the “Corporate Governance” link on Scotts Miracle-Gro’s Internet website located at http://investor.scotts.com. Interested persons and shareholders of Scotts Miracle-Gro may also obtain copies of each of these documents without charge by writing to The Scotts Miracle-Gro Company, Attention: Corporate Secretary, 14111 Scottslawn Road, Marysville, Ohio 43041. In addition, a copy of the Code of Business Conduct & Ethics, as revised effective January 18, 2012, is incorporated by reference in Exhibit 14 to this Annual Report on Form 10-K.

ITEM 11.	EXECUTIVE COMPENSATION
The information required by Item 402 of SEC Regulation S-K is incorporated herein by reference from the disclosures which will be included under the captions “EXECUTIVE COMPENSATION,” “NON-EMPLOYEE DIRECTOR COMPENSATION,” “EXECUTIVE COMPENSATION TABLES,” “SEVERANCE AND CHANGE IN CONTROL (CIC) ARRANGEMENTS,” and “PAYMENTS ON TERMINATION OF EMPLOYMENT AND/OR CHANGE IN CONTROL” in Scotts Miracle-Gro’s Definitive Proxy Statement.
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
(a) LIST OF DOCUMENTS FILED AS PART OF THIS REPORT
1 and 2. Financial Statements and Financial Statement Schedules:
The response to this portion of Item 15 is submitted as a separate section of this Annual Report on Form 10-K. Reference is made to the “Index to Consolidated Financial Statements and Financial Statement Schedules” on page 50 of this Annual Report on Form 10-K.
(b) EXHIBITS
The exhibits listed on the “Index to Exhibits” beginning on page 116 of this Annual Report on Form 10-K are filed or furnished with this Annual Report on Form 10-K or incorporated herein by reference as noted in the “Index to Exhibits.”
(c) FINANCIAL STATEMENT SCHEDULES
The financial statement schedule filed with this Annual Report on Form 10-K is submitted in a separate section hereof. For a description of such financial statement schedules, see “Index to Consolidated Financial Statements and Financial Statement Schedules” on page 50 of this Annual Report on Form 10-K.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

THE SCOTTS MIRACLE-GRO COMPANY

By:	/s/ JAMES HAGEDORN
James Hagedorn, Chief Executive Officer and Chairman of the Board

Dated: November 25, 2014
Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ ALAN H. BARRY*	Director	November 25, 2014
Alan H. Barry

/s/ THOMAS RANDAL COLEMAN	Chief Financial Officer and Executive Vice President	November 25, 2014
Thomas Randal Coleman	(Principal Financial Officer and Principal Accounting Officer)

/s/ JAMES HAGEDORN	Chief Executive Officer, Chairman of the Board and Director	November 25, 2014
James Hagedorn	(Principal Executive Officer)

/s/ ADAM HANFT*	Director	November 25, 2014
Adam Hanft

/s/ MICHELLE A. JOHNSON*	Director	November 25, 2014
Michelle A. Johnson

/s/ STEPHEN L. JOHNSON*	Director	November 25, 2014
Stephen L. Johnson

/s/ THOMAS N. KELLY JR.*	Director	November 25, 2014
Thomas N. Kelly Jr.

/s/ KATHERINE HAGEDORN LITTLEFIELD*	Director	November 25, 2014
Katherine Hagedorn Littlefield

Signature	Title	Date

/s/ JAMES F. MCCANN*	Director	November 25, 2014
James F. McCann

/s/ NANCY G. MISTRETTA*	Director	November 25, 2014
Nancy G. Mistretta

/s/ MICHAEL E. PORTER*	Director	November 25, 2014
Michael E. Porter

/s/ JOHN R. VINES*	Director	November 25, 2014
John R. Vines

*
The undersigned, by signing his name hereto, does hereby sign this Report on behalf of each of the directors of the Registrant identified above pursuant to Powers of Attorney executed by the directors identified above, which Powers of Attorney are filed with this Report as exhibits.

By:	/s/ THOMAS RANDAL COLEMAN
Thomas Randal Coleman, Attorney-in-Fact

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
Management, with the participation of our principal executive officer and principal financial officer, assessed the effectiveness of our internal control over financial reporting as of September 30, 2014, the end of our fiscal year. Management based its assessment on criteria established in Internal Control — Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Management’s assessment included evaluation of such elements as the design and operating effectiveness of key financial reporting controls, process documentation, accounting policies and our overall control environment. This assessment is supported by testing and monitoring performed under the direction of management. As allowed by the SEC guidance, management excluded from the assessment the internal control over financial reporting at Fafard & Brothers Ltd. and AeroGrow International, Inc. which were acquired in fiscal 2014. These acquisitions constituted 3.9% of total assets, 0% and 2.1% of both, revenues and net income, respectively, included in our consolidated financial statements as of and for the fiscal year ended September 30, 2014.
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
Based on our assessment, management has concluded that our internal control over financial reporting was effective as of September 30, 2014, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with accounting principles generally accepted in the United States of America. We reviewed the results of management’s assessment with the Audit and Finance Committee of the Board of Directors of The Scotts Miracle-Gro Company.
Our independent registered public accounting firm, Deloitte & Touche LLP, independently audited our internal control over financial reporting as of September 30, 2014 and has issued their attestation report which appears herein.

/s/ JAMES HAGEDORN		/s/ THOMAS RANDAL COLEMAN
James Hagedorn Chief Executive Officer and Chairman of the Board		Thomas Randal Coleman Executive Vice President and Chief Financial Officer

Dated:	November 25, 2014	Dated:	November 25, 2014

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Shareholders of
The Scotts Miracle-Gro Company
Marysville, Ohio
We have audited the accompanying consolidated balance sheets of The Scotts Miracle-Gro Company and subsidiaries (the “Company”) as of September 30, 2014 and 2013, and the related consolidated statements of operations, comprehensive income, shareholders’ equity, and cash flows for each of the three years in the period ended September 30, 2014. Our audits also included the financial statement schedules listed in the Index to Consolidated Financial Statements and Financial Statement Schedules. These consolidated financial statements and financial statement schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedules based on our audits.
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
In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company as of September 30, 2014 and 2013, and the results of its operations and its cash flows for each of the three years in the period ended September 30, 2014, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of September 30, 2014, based on the criteria established in Internal Control — Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated November 25, 2014 expressed an unqualified opinion on the Company’s internal control over financial reporting.

/s/ DELOITTE & TOUCHE LLP

Columbus, Ohio
November 25, 2014

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Shareholders of
The Scotts Miracle-Gro Company
Marysville, Ohio

We have audited the internal control over financial reporting of The Scotts Miracle-Gro Company and subsidiaries (the "Company") as of September 30, 2014, based on criteria established in Internal Control - Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission. As described in Management’s Report on Internal Control Over Financial Reporting, management excluded from its assessment the internal control over financial reporting at the following subsidiaries which were acquired in 2014: Fafard & Brothers Ltd. and AeroGrow International, Inc. which were acquired in fiscal 2014. These acquisitions constituted 3.9% of total assets, 0% and 2.1% of both, revenues and net income, respectively, included in the consolidated financial statements as of and for the fiscal year ended September 30, 2014. Accordingly, our audit did not include the internal control over financial reporting at these subsidiaries. The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Annual Report of Management on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.
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
    A company's internal control over financial reporting is a process designed by, or under the supervision of, the company's principal executive and principal financial officers, or persons performing similar functions, and effected by the company's board of directors, management, and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.
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
In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of September 30, 2014, based on the criteria established in Internal Control - Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedules as of and for the year ended September 30, 2014 of the Company and our report dated November 25, 2014 expressed an unqualified opinion on those financial statements and financial statement schedules.

/s/ DELOITTE & TOUCHE LLP
Columbus, Ohio
November 25, 2014

THE SCOTTS MIRACLE-GRO COMPANY
Consolidated Statements of Operations
(In millions, except per share data)

	Year Ended September 30,
	2014	2013	2012
Net sales	$2,841.3	$2,773.7	$2,770.5
Cost of sales	1,809.9	1,793.3	1,813.5
Cost of sales—impairment, restructuring and other	—	2.2	—
Cost of sales—product registration and recall matters	—	—	0.4
Gross profit	1,031.4	978.2	956.6
Operating expenses:
Selling, general and administrative	680.5	659.6	703.3
Impairment, restructuring and other	51.0	18.1	7.1
Product registration and recall matters	—	—	7.8
Other income, net	(14.7)	(10.0)	(2.8)
Income from operations	314.6	310.5	241.2
Costs related to refinancing	10.7	—	—
Interest expense	47.3	59.2	61.8
Income from continuing operations before income taxes	256.6	251.3	179.4
Income tax expense from continuing operations	91.2	91.9	67.8
Income from continuing operations	165.4	159.4	111.6
Income (loss) from discontinued operations, net of tax	0.8	1.7	(5.1)
Net income	$166.2	$161.1	$106.5
Net loss attributable to noncontrolling interest	0.3	—	—
Net income attributable to controlling interest	$166.5	$161.1	$106.5

Basic income per common share:
Income from continuing operations	$2.69	$2.58	$1.83
Income (loss) from discontinued operations	0.01	0.03	(0.08)
Basic net income per common share	$2.70	$2.61	$1.75
Diluted income per common share:
Income from continuing operations	$2.64	$2.55	$1.80
Income (loss) from discontinued operations	0.01	0.02	(0.09)
Diluted net income per common share	$2.65	$2.57	$1.71

See Notes to Consolidated Financial Statements.

THE SCOTTS MIRACLE-GRO COMPANY
Consolidated Statements of Comprehensive Income
(In millions)

	Year Ended September 30,
	2014	2013	2012
Net income	$166.2	$161.1	$106.5
Other comprehensive income (loss):
Net foreign currency translation adjustment	(8.2)	(5.2)	2.3
Net unrealized losses on derivative instruments, net of tax of $3.0, $2.1 and $6.2 for fiscal 2014, fiscal 2013 and fiscal 2012, respectively	(4.9)	(3.3)	(9.3)
Reclassification of net unrealized losses on derivatives to net income, net of tax of $5.9, $5.4 and $5.6 for fiscal 2014, fiscal 2013 and fiscal 2012, respectively	9.5	8.4	8.4
Net unrealized gains (loss) in pension and other post retirement benefits, net of tax of $4.9, $2.4 and $0.4 for fiscal 2014, fiscal 2013 and fiscal 2012, respectively	(7.9)	5.8	3.6
Reclassification of net pension and post-retirement benefit income (loss) to net income, net of tax of $1.9, $2.3 and $2.2 for fiscal 2014, fiscal 2013 and fiscal 2012, respectively	3.1	3.8	(14.3)
Total other comprehensive income (loss)	(8.4)	9.5	(9.3)
Comprehensive income	$157.8	$170.6	$97.2

See Notes to Consolidated Financial Statements.

THE SCOTTS MIRACLE-GRO COMPANY
Consolidated Statements of Cash Flows
(In millions)

	Year Ended September 30,
	2014	2013	2012
OPERATING ACTIVITIES
Net income	$166.2	$161.1	$106.5
Adjustments to reconcile net income to net cash provided by operating activities:
Impairment, restructuring and other	33.7	16.2	5.3
Costs related to refinancing	3.5	—	—
Share-based compensation expense	11.1	10.3	12.5
Depreciation	50.6	54.9	51.5
Amortization	13.8	11.2	10.9
Deferred taxes	12.1	24.2	24.2
Loss (gain) on sale of long-lived assets	1.1	(2.1)	0.1
Gain on sale of business	(1.4)	—	—
(Gain) loss on investment of unconsolidated affiliate	(5.7)	0.4	—
Changes in assets and liabilities, net of acquired businesses:
Accounts receivable	(29.4)	17.9	(6.9)
Inventories	(38.7)	89.0	(23.1)
Prepaid and other assets	(3.2)	0.3	17.3
Accounts payable	52.6	(5.2)	(6.9)
Other current liabilities	(22.9)	5.4	(15.9)
Restructuring reserves	4.9	(8.1)	(19.4)
Other non-current items	(14.6)	(32.6)	(9.0)
Other, net	7.2	(0.9)	6.3
Net cash provided by operating activities	240.9	342.0	153.4
INVESTING ACTIVITIES
Proceeds from sale of long-lived assets	3.7	3.6	0.7
Proceeds from sale of business, net of transaction costs	7.2	—	—
Investments in property, plant and equipment	(87.6)	(60.1)	(69.4)
Proceeds from sale and leaseback transaction	35.1	—	—
Investment in unconsolidated affiliate	—	(4.5)	—
Investments in acquired businesses, net of cash acquired	(114.0)	(3.2)	(7.0)
Net cash used in investing activities	(155.6)	(64.2)	(75.7)
FINANCING ACTIVITIES
Borrowings under revolving and bank lines of credit and term loans	1,932.8	1,474.8	1,684.0
Repayments under revolving and bank lines of credit and term loans	(1,525.3)	(1,682.1)	(1,694.6)
Repayment of 7.25% senior notes	(200.0)	—	—
Financing and issuance fees	(6.1)	—	—
Dividends paid	(230.8)	(87.8)	(75.4)
Purchase of Common Shares	(120.0)	—	(17.5)
Payments on sellers notes	(0.8)	(0.8)	—
Excess tax benefits from share-based payment arrangements	5.9	2.0	6.6
Cash received from exercise of stock options	20.0	13.3	17.6
Net cash used in financing activities	(124.3)	(280.6)	(79.3)
Effect of exchange rate changes on cash	(1.5)	0.7	2.6
Net (decrease) increase in cash and cash equivalents	(40.5)	(2.1)	1.0
Cash and cash equivalents at beginning of year	129.8	131.9	130.9
Cash and cash equivalents at end of year	$89.3	$129.8	$131.9
SUPPLEMENTAL CASH FLOW INFORMATION
Interest paid	$(46.9)	$(56.6)	$(48.6)
Call premium on 7.25% senior notes	(7.3)	—	—
Income taxes paid	(55.3)	(44.0)	(79.6)

See Notes to Consolidated Financial Statements.

THE SCOTTS MIRACLE-GRO COMPANY
Consolidated Balance Sheets
(In millions, except stated value per share)

	September 30,
	2014	2013
ASSETS
Current assets:
Cash and cash equivalents	$89.3	$129.8
Accounts receivable, less allowances of $7.5 in 2014 and $9.5 in 2013	224.0	206.6
Accounts receivable pledged	113.7	106.7
Inventories	385.1	324.9
Prepaid and other current assets	122.9	113.0
Total current assets	935.0	881.0
Property, plant and equipment, net	437.0	422.3
Goodwill	350.9	315.1
Intangible assets, net	302.7	284.4
Other assets	32.7	34.4
Total assets	$2,058.3	$1,937.2
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current portion of debt	$91.9	$92.4
Accounts payable	193.3	137.7
Other current liabilities	259.5	279.7
Total current liabilities	544.7	509.8
Long-term debt	692.4	478.1
Other liabilities	254.0	238.8
Total liabilities	1,491.1	1,226.7
Commitments and contingencies (Notes 16, 17 and 18)
Shareholders’ equity:
Common shares and capital in excess of $.01 stated value per share; shares outstanding of 60.7 in 2014 and 62.0 in 2013	395.3	397.5
Retained earnings	636.9	703.4
Treasury shares, at cost; 7.4 shares in 2014 and 6.1 shares in 2013	(392.3)	(312.6)
Accumulated other comprehensive loss	(86.2)	(77.8)
Total shareholders’ equity - controlling interest	553.7	710.5
Noncontrolling interest	13.5	—
Total equity	$567.2	$710.5
Total liabilities and equity	$2,058.3	$1,937.2

See Notes to Consolidated Financial Statements.

THE SCOTTS MIRACLE-GRO COMPANY
Consolidated Statements of Shareholders’ Equity
(In millions, except per share data)

	Common Shares		Capital in Excess of Stated Value	Retained Earnings	Treasury Shares		Accumulated Other Comprehensive Income (loss)		Non-controlling Interest
	Shares	Amount			Shares	Amount		Total		Total
Balance at September 30, 2011	68.1	$0.3	$426.8	$599.2	7.5	$(388.5)	$(78.0)	$559.8	$—	$559.8
Net income				106.5				106.5		106.5
Other comprehensive loss							(9.3)	(9.3)		(9.3)
Share-based compensation			12.5					12.5		12.5
Dividends declared ($1.225 per share)				(75.4)				(75.4)		(75.4)
Treasury share purchases					0.4	(17.5)		(17.5)		(17.5)
Treasury share issuances			(31.2)		(1.1)	56.4		25.2		25.2
Other			0.2	(0.1)				0.1		0.1
Balance at September 30, 2012	68.1	0.3	408.3	630.2	6.8	(349.6)	(87.3)	601.9	—	601.9
Net income				161.1				161.1		161.1
Other comprehensive income							9.5	9.5		9.5
Share-based compensation			10.3					10.3		10.3
Dividends declared ($1.4125 per share)				(87.8)				(87.8)		(87.8)
Treasury share issuances			(21.4)		(0.7)	37.0		15.6		15.6
Other				(0.1)				(0.1)		(0.1)
Balance at September 30, 2013	68.1	0.3	397.2	703.4	6.1	(312.6)	(77.8)	710.5	—	710.5
Net income (loss)				166.5				166.5	(0.3)	166.2
Other comprehensive loss							(8.4)	(8.4)		(8.4)
Share-based compensation			11.1					11.1		11.1
Dividends declared ($3.7625 per share)				(233.0)				(233.0)		(233.0)
Treasury share purchases					2.1	(120.0)		(120.0)		(120.0)
Treasury share issuances			(13.3)		(0.8)	40.3		27.0		27.0
Investment in noncontrolling interest									13.8	13.8
Balance at September 30, 2014	68.1	$0.3	$395.0	$636.9	7.4	$(392.3)	$(86.2)	$553.7	$13.5	$567.2

See Notes to Consolidated Financial Statements.

THE SCOTTS MIRACLE-GRO COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Nature of Operations
The Scotts Miracle-Gro Company (“Scotts Miracle-Gro”) and its subsidiaries (collectively, together with Scotts Miracle-Gro, the “Company”) are engaged in the manufacturing, marketing and sale of consumer branded products for lawn and garden care. The Company’s primary customers include home centers, mass merchandisers, warehouse clubs, large hardware chains, independent hardware stores, nurseries, garden centers and food and drug stores. The Company’s products are sold primarily in North America and the European Union. The Company also operates the Scotts LawnService® business, which provides residential and commercial lawn care, tree and shrub care and pest control services in the United States.
In March 2014, the Company completed the sale of its U.S. and Canadian wild bird food business. As a result of the sale, effective in the Company’s second quarter of fiscal 2014, the Company classified its results of operations for all periods presented to reflect the wild bird food business as a discontinued operation. In the fourth quarter of fiscal 2012, the Company completed the wind down of the Company's professional seed business ("Pro Seed"). As a result, effective in its fourth quarter of fiscal 2012, the Company classified Pro Seed as a discontinued operation.
In fiscal 2012, the Company incurred product registration and recall costs of $8.2 million. Fiscal 2012 costs include reserves that were established in connection with the previously disclosed U.S. Environmental Protection Agency (the “U.S. EPA”) and U.S. Department of Justice (the “U.S. DOJ”) investigations into pesticide product registration issues, which, as previously disclosed in the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 2012, were settled in the fourth quarter of fiscal year 2012. The Company does not expect to incur any additional costs related to these investigations.
Due to the nature of the consumer lawn and garden business, the majority of sales to customers occur in the Company’s second and third fiscal quarters. On a combined basis, net sales for the second and third quarters of the last three fiscal years represented in excess of 75% of annual net sales.
Organization and Basis of Presentation
The Company’s consolidated financial statements are presented in accordance with accounting principles generally accepted in the United States of America (“GAAP”). The consolidated financial statements include the accounts of Scotts Miracle-Gro and its subsidiaries. All intercompany transactions and accounts have been eliminated in consolidation. The Company’s consolidation criteria are based on majority ownership (as evidenced by a majority voting interest in the entity) and an objective evaluation and determination of effective management control. AeroGrow International, Inc. (“AeroGrow”), in which the Company owns controlling interest, is consolidated with the equity owned by other shareholders shown as noncontrolling interest in the consolidated balance sheets, and the other shareholders' portion of net earnings and other comprehensive income is shown as net earnings or comprehensive income attributable to noncontrolling interest in the consolidated statements of earnings and consolidated statements of comprehensive income, respectively.
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
Revenue Recognition
Revenue is recognized when title and risk of loss transfer, which generally occurs when products or services are received by the retail customer. Provisions for estimated returns and allowances are recorded at the time revenue is recognized based on historical rates and are periodically adjusted for known changes in return levels. Outbound shipping and handling costs are included in cost of sales.
Under the terms of the Amended and Restated Exclusive Agency and Marketing Agreement (the “Marketing Agreement”) between the Company and Monsanto Company (“Monsanto”), the Company, in its role as exclusive agent, performs certain functions, primarily manufacturing conversion (in North America), distribution and logistics, and selling and marketing support on behalf of Monsanto in the conduct of the consumer Roundup® business. The actual costs incurred by the Company on behalf of the consumer Roundup® business are recovered from Monsanto through the terms of the Marketing Agreement. The reimbursement of costs for which the Company is considered the primary obligor is included in net sales.

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
Advertising
Advertising costs incurred during the year by our Global Consumer segment are expensed to interim periods in relation to revenues. All advertising costs, except for external production costs, are expensed within the fiscal year in which such costs are incurred. External production costs for advertising programs are deferred until the period in which the advertising is first aired. The costs deferred at September 30, 2014 were $1.9 million. There were no costs deferred at September 30, 2013.
Scotts LawnService® promotes its service offerings through direct mail and direct selling campaigns. External costs associated with these campaigns that qualify as direct response advertising costs are deferred and recognized as advertising expense in proportion to revenues over a period not beyond the end of the immediately following calendar year. Costs that do not qualify as direct response advertising costs are expensed within the fiscal year incurred on a monthly basis in proportion to net sales. The costs deferred at September 30, 2014 were $1.3 million. There were no costs deferred at September 30, 2013.
Advertising expenses were $143.6 million in fiscal 2014, $142.2 million in fiscal 2013 and $168.9 million in fiscal 2012.
Research and Development
All costs associated with research and development are charged to expense as incurred. Expenses for fiscal 2014, fiscal 2013 and fiscal 2012 were $48.4 million, $46.4 million and $50.1 million, respectively, including product registration costs of $12.6 million, $12.4 million and $14.0 million, respectively.
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

THE SCOTTS MIRACLE-GRO COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Accounts Receivable and Allowances
Trade accounts receivable are recorded at the invoiced amount and do not bear interest. Allowances for doubtful accounts reflect the Company’s estimate of amounts in its existing accounts receivable that may not be collected due to customer claims or customer inability or unwillingness to pay. The allowance is determined based on a combination of factors, including the Company’s risk assessment regarding the credit worthiness of its customers, historical collection experience and length of time the receivables are past due. Account balances are charged off against the allowance when the Company believes it is probable the receivable will not be recovered.
Inventories
Inventories are stated at the lower of cost or market, principally determined by the first in, first out method of accounting. Inventories include the cost of raw materials, labor, manufacturing overhead and freight and in-bound handling costs incurred to pre-position goods in the Company’s warehouse network. The Company makes provisions for obsolete or slow-moving inventories as necessary to properly reflect inventory at the lower of cost or market value. Adjustments to reflect inventories at net realizable values were $18.4 million and $19.7 million at September 30, 2014 and 2013, respectively.
Long-lived Assets
Property, plant and equipment are stated at cost. Interest capitalized in property, plant and equipment amounted to $0.4 million, $0.8 million and $0.9 million during fiscal 2014, fiscal 2013 and fiscal 2012, respectively. Expenditures for maintenance and repairs are charged to expense as incurred. When properties are retired or otherwise disposed of, the cost of the asset and the related accumulated depreciation are removed from the accounts with the resulting gain or loss being reflected in income from operations.

Depreciation of property, plant and equipment is provided on the straight-line method and is based on the estimated useful economic lives of the assets as follows:

Land improvements	10 –25 years
Buildings	10 –40 years
Machinery and equipment	3 –15 years
Furniture and fixtures	6 –10 years
Software	3 – 8 years

Intangible assets subject to amortization include technology, such as patents, customer relationships, non-compete agreements and certain tradenames. These intangible assets are being amortized over their estimated useful economic lives, which typically range from 3 to 25 years. The Company’s fixed assets and intangible assets subject to amortization are required to be tested for recoverability whenever events or changes in circumstances indicate that carrying amounts may not be recoverable. If an evaluation of recoverability was required, the estimated undiscounted future cash flows associated with the asset would be compared to the asset’s carrying amount to determine if a write-down is required. If the undiscounted cash flows are less than the carrying amount, an impairment loss is recorded to the extent that the carrying amount exceeds fair value and classified as “Impairment, restructuring and other charges” within “Operating expenses” in the Consolidated Statements of Operations.
The Company had noncash investing activities of $7.0 million, $7.3 million and $17.3 million during fiscal 2014, fiscal 2013 and fiscal 2013, respectively, representing unpaid liabilities incurred during each fiscal year to acquire property, plant and equipment.
Internal Use Software
The costs of internal use software are expensed or capitalized depending on whether they are incurred in the preliminary project stage, application development stage or the post-implementation/operation stage. As of September 30, 2014 and September 30, 2013, the Company had $21.8 million and $17.5 million, respectively, in unamortized capitalized internal use computer software costs. Amortization of these costs was $8.3 million, $7.3 million and $8.0 million during fiscal 2014, fiscal 2013 and fiscal 2012, respectively.

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
With respect to indefinite-lived intangible assets, the Company performs either a qualitative or quantitative evaluation for each of its indefinite-lived intangible assets. Factors considered in the qualitative test include indefinite-lived intangible asset specific operating results as well as new events and circumstances impacting the cash flows of the indefinite-lived intangible assets. For the quantitative test, the value of all indefinite-lived tradenames was determined using a royalty savings methodology similar to that employed when the associated businesses were acquired but using updated estimates of sales, cash flow and profitability. If it is determined that an impairment has occurred, an impairment loss is recognized for the amount by which the carrying value of the asset exceeds its estimated fair value and classified as “Impairment, restructuring and other charges” within “Operating expenses” in the Consolidated Statements of Operations.
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

THE SCOTTS MIRACLE-GRO COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Derivative Instruments
In the normal course of business, the Company is exposed to fluctuations in interest rates, the value of foreign currencies and the cost of commodities. A variety of financial instruments, including forward and swap contracts, are used to manage these exposures. These financial instruments are recognized at fair value on the Consolidated Balance Sheets, and all changes in fair value are recognized in net income or shareholders’ equity through accumulated other comprehensive income (loss). The Company’s objective in managing these exposures is to better control these elements of cost and mitigate the earnings and cash flow volatility associated with changes in the applicable rates and prices.
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
RECENT ACCOUNTING PRONOUNCEMENTS
Revenue Recognition from Contracts with Customers
In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers. This guidance requires companies to recognize revenue in a manner that depicts the transfer of promised goods or services to customers in amounts that reflect the consideration to which a company expects to be entitled in exchange for those goods or services. The new standard also will result in enhanced disclosures about the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers. The provisions are effective for the Company's financial statements for the fiscal year beginning October 1, 2017. The standard allows for either a full retrospective or a modified retrospective transition method. The Company is currently evaluating the impact of this standard on its consolidated results of operations, financial position and cash flows.
Balance Sheet Offsetting
In December 2011, the FASB issued an amendment to accounting guidance on the presentation of offsetting of derivatives, and financial assets and liabilities. The amended guidance requires quantitative disclosures regarding the gross amounts and their location within the consolidated balance sheets. The provisions were effective for the Company's financial statements for the fiscal year beginning October 1, 2013. The adoption of the amended guidance did not have a significant impact on the Company's financial statements and related disclosures.
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
Wild Bird Food
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
Pro Seed
In the fourth quarter of fiscal 2012, the Company completed the wind down of the Company's professional seed business. As a result, effective in its fourth quarter of fiscal 2012, the Company classified its results of operations for all periods presented to reflect the professional seed business as a discontinued operation. In fiscal 2013, the Company recorded a $0.1 million loss related to the wind-down of the professional seed business. The Company recorded restructuring and other charges of $0.1 million and $3.4 million in fiscal 2013 and fiscal 2012, respectively, related to termination benefits provided to employees and other restructuring charges. The Company also recorded a $0.5 million impairment charge related to the investment in Turf-Seed (Europe) Limited in fiscal 2012.
The following table summarizes the results of the wild bird food and Pro Seed businesses as discontinued operations:

	Year Ended September 30,
	2014	2013	2012
	(In millions)
Net sales	$18.1	$42.8	$82.3
Operating costs	17.6	40.4	85.9
Impairment, restructuring and other	—	—	0.6
Gain on sale of assets	(1.2)	—	—
Other (income) expense, net	—	—	0.3
Income (loss) from discontinued operations before income taxes	1.7	2.4	(4.5)
Income tax expense from discontinued operations	0.9	0.7	0.6
Income (loss) from discontinued operations, net of tax	$0.8	$1.7	$(5.1)

NOTE 3.  IMPAIRMENT, RESTRUCTURING AND OTHER
Activity described herein is classified within the “Impairment, restructuring and other” lines in the Consolidated Statements of Operations.
The following table details impairment, restructuring and other charges during fiscal 2014, fiscal 2013 and fiscal 2012:

	Year Ended September 30,
	2014	2013	2012
	(In millions)
Restructuring and other	$17.3	$4.4	$1.8
Property, plant and equipment impairments	—	—	2.1
Goodwill and intangible asset impairments	33.7	15.9	3.2
Total impairment, restructuring and other	$51.0	$20.3	$7.1

THE SCOTTS MIRACLE-GRO COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table summarizes the activity related to liabilities associated with the restructuring and other charges during fiscal 2014, fiscal 2013 and fiscal 2012:

	Year Ended September 30,
	2014	2013	2012
	(In millions)
Amounts reserved for restructuring and other at beginning of year	$11.1	$10.2	$29.6
Restructuring and other charges	17.3	9.1	1.8
Restructuring and other in discontinued operations	—	—	0.1
Payments and other	(12.4)	(8.2)	(21.3)
Amounts reserved for restructuring and other at end of year	$16.0	$11.1	$10.2

Included in the restructuring reserves as of September 30, 2014, is $2.8 million that is classified as long-term. Payments against the long-term reserves will be incurred as the employees covered by the restructuring plan retire. The remaining amounts reserved will be paid out over the course of the next twelve months.

Fiscal 2014
During the third quarter of fiscal 2014, as a result of financial performance, the Company recognized an impairment charge for a non-recurring fair value adjustment of $33.7 million within the Global Consumer segment related to the Ortho® brand. The fair value was calculated based upon the evaluation of the historical performance and future growth expectations of the Ortho® business.
During fiscal 2014, the Company recognized $12.5 million in restructuring costs related to termination benefits provided to U.S. personnel as part of the Company's restructuring of its U.S. administrative and overhead functions. The Company also recognized $2.8 million of international restructuring and other adjustments during fiscal 2014 for the continuation of the 2013 international restructuring plan. In addition, during fiscal 2014, the Company recognized $2.0 million in additional ongoing monitoring and remediation costs for the Company's turfgrass biotechnology program.

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
For the fiscal year ended September 30, 2012, the Company recognized a $5.3 million asset impairment charge as a result of issues with respect to the commercialization of products including the active ingredient MAT 28 for the Global Consumer segment.

THE SCOTTS MIRACLE-GRO COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 4.  GOODWILL AND INTANGIBLE ASSETS, NET
The following table displays a rollforward of the carrying amount of goodwill by reportable segment, as well as Corporate & Other:

	Global Consumer	Scotts LawnService®	Corporate & Other	Total
	(In millions)
Goodwill	$244.9	$127.3	$24.6	$396.8
Accumulated impairment losses	(62.8)	—	(24.6)	(87.4)
Balance at September 30, 2012	182.1	127.3	—	309.4
Acquisitions, net of purchase price adjustments	1.0	4.7	—	5.7

Goodwill	$245.9	$132.0	$—	$377.9
Accumulated impairment losses	(62.8)	—	—	(62.8)
Balance at September 30, 2013	183.1	132.0	—	315.1
Acquisitions, net of purchase price adjustments	35.8	—	—	35.8

Goodwill	$281.7	$132.0	$—	$413.7
Accumulated impairment losses	(62.8)	—	—	(62.8)
Balance at September 30, 2014	$218.9	$132.0	$—	$350.9

The following table presents intangible assets, net:

	September 30, 2014			September 30, 2013
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
	(In millions)
Finite-lived intangible assets:
Technology	$70.3	$(56.0)	$14.3	$61.8	$(53.8)	$8.0
Customer accounts	74.2	(47.2)	27.0	81.2	(65.0)	16.2
Tradenames	69.0	(12.7)	56.3	47.0	(24.8)	22.2
Other	99.2	(81.4)	17.8	103.9	(88.2)	15.7
Total finite-lived intangible assets, net			115.4			62.1
Indefinite-lived tradenames			187.3			222.3
Total intangible assets, net			$302.7			$284.4
Fiscal 2014
During the third quarter of 2014, the Company completed an impairment review and recognized an impairment charge for a non-recurring fair value adjustment of $33.7 million, within the Global Consumer segment related to the Ortho® brand. The fair value was calculated based upon the evaluation of the historical performance and future growth expectations of the Ortho® business.The impact of the fair value adjustment was to reduce the carrying value of the indefinite-lived Ortho® brand and sub-brands from $126.0 million to $92.3 million. The impairment charge is discussed further in “NOTE 3. IMPAIRMENT, RESTRUCTURING AND OTHER CHARGES.” As a result of the annual impairment review, the Company also determined that no other charges for impairment of goodwill or intangible assets were required. The estimated fair value of each reporting unit was substantially in excess of its carrying value as of the annual test date. Each of the indefinite-lived tradenames had an estimated fair value substantially in excess of its carrying value as of the annual test date, with the exception of the Ortho® brand.

Fiscal 2013
During the first quarter of 2013, the Company recognized a $4.3 million asset impairment charge as a result of issues with the commercialization of an insect repellent technology for the Global Consumer segment. During the fourth quarter of fiscal

THE SCOTTS MIRACLE-GRO COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

2013, the Company completed its annual impairment review and recognized an impairment charge for a non-recurring fair value adjustment of $11.6 million, which included $11.1 million for indefinite-lived tradenames and $0.5 million for finite-lived tradenames, within the Global Consumer segment related to the Ortho® brand and certain sub-brands of Ortho®. The impact of the fair value adjustment was to reduce the carrying value of the indefinite-lived Ortho® brand and sub-brands from $137.1 million to $126.0 million. The impairment charge is discussed further in “NOTE 3. IMPAIRMENT, RESTRUCTURING AND OTHER CHARGES.” As a result of the annual impairment review, the Company also determined that no other charges for impairment of goodwill or intangible assets were required. The estimated fair value of each reporting unit was substantially in excess of its carrying value as of the annual test date. Each of the indefinite-lived tradenames had an estimated fair value substantially in excess of its carrying value as of the annual test date, with the exception of the Ortho® brand.

Fiscal 2012
The Company recognized a $3.2 million impairment charge related to an intangible asset associated with the active ingredient MAT 28. The impairment charge is discussed further in “NOTE 3. IMPAIRMENT, RESTRUCTURING AND OTHER CHARGES.”
During the fourth quarter of fiscal 2012, the Company completed its annual impairment analysis and determined that no additional charges for impairment of goodwill or intangible assets were required. The estimated fair value of each reporting unit was substantially in excess of its carrying value as of the annual test date. Each of the indefinite-lived tradenames had an estimated fair value substantially in excess of its carrying value as of the annual test date, with the exception of the Ortho® tradename and French tradenames of KB® and Fertiligene®. The carrying value of the Ortho® tradename and French tradenames (KB® and Fertiligene®) at September 30, 2012 were $137.1 million and $17.7 million, respectively. The excess fair value over the carrying value of Ortho® tradename and French tradenames was 7.4% and 14.1%, respectively.
Total amortization expense for the years ended September 30, 2014, 2013, and 2012 was $13.8 million, $11.2 million and $10.9 million, respectively. Amortization expense is estimated to be as follows for the years ending September 30 (in millions):

2015	$12.5
2016	10.8
2017	9.7
2018	8.4
2019	7.0

NOTE 5.  DETAIL OF CERTAIN FINANCIAL STATEMENT ACCOUNTS

The following is detail of certain financial statement accounts:

	September 30,
	2014	2013
	(In millions)
INVENTORIES:
Finished goods	$217.5	$182.6
Work-in-progress	46.2	42.7
Raw materials	121.4	99.6
	$385.1	$324.9
PREPAID AND OTHER ASSETS:
Deferred tax asset	$72.2	$67.1
Accounts receivable, non-trade	12.7	12.9
Other	38.0	33.0
	$122.9	$113.0

THE SCOTTS MIRACLE-GRO COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	September 30,
	2014	2013
	(In millions)
PROPERTY, PLANT AND EQUIPMENT, NET:
Land and improvements	$87.1	$79.6
Buildings	218.8	216.3
Machinery and equipment	536.2	508.7
Furniture and fixtures	40.5	39.7
Software	123.8	116.7
Aircraft	6.7	15.1
Construction in progress	21.1	19.6
	1,034.2	995.7
Less: accumulated depreciation	(597.2)	(573.4)
	$437.0	$422.3

	September 30,
	2014	2013
	(In millions)
OTHER CURRENT LIABILITIES:
Payroll and other compensation accruals	$79.0	$66.6
Advertising and promotional accruals	64.1	103.0
Other	116.4	110.1
	$259.5	$279.7
OTHER NON-CURRENT LIABILITIES:
Accrued pension and postretirement liabilities	$93.8	$96.5
Deferred tax liabilities	120.4	96.2
Other	39.8	46.1
	$254.0	$238.8

	September 30,
	2014	2013	2012
	(In millions)
ACCUMULATED OTHER COMPREHENSIVE LOSS:
Unrecognized loss on derivatives, net of tax of $4.3, $7.1 and $10.6	$(6.9)	$(11.5)	$(16.6)
Pension and other postretirement liabilities, net of tax of $38.6, $31.4 and $36.1	(62.4)	(58.0)	(67.6)
Foreign currency translation adjustment	(16.9)	(8.3)	(3.1)
	$(86.2)	$(77.8)	$(87.3)

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

THE SCOTTS MIRACLE-GRO COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

annual payments to Monsanto as a contribution against the overall expenses of the consumer Roundup® business. The annual contribution payment is defined in the Marketing Agreement as $20 million.
In consideration for the rights granted to the Company under the Marketing Agreement for North America, the Company was required to pay a marketing fee of $32 million to Monsanto. The Company has deferred this amount on the basis that the payment will provide a future benefit through commissions that will be earned under the Marketing Agreement. The economic useful life over which the marketing fee is being amortized is 20 years, with a remaining amortization period of less than four years as of September 30, 2014.
Under the terms of the Marketing Agreement, the Company performs certain functions, primarily manufacturing conversion (in North America), distribution and logistics, and selling and marketing support, on behalf of Monsanto in the conduct of the consumer Roundup® business. The actual costs incurred for these activities are charged to and reimbursed by Monsanto. The Company records costs incurred under the Marketing Agreement for which the Company is the primary obligor on a gross basis, recognizing such costs in “Cost of sales” and the reimbursement of these costs in “Net sales,” with no effect on gross profit dollars or net income.
The gross commission earned under the Marketing Agreement, the contribution payments to Monsanto and the amortization of the initial marketing fee paid to Monsanto are included in the calculation of net sales in the Company’s Consolidated Statements of Operations. The elements of the net commission and reimbursements earned under the Marketing Agreement and included in “Net sales” were as follows:

	Year Ended September 30
	2014	2013	2012
	(In millions)
Gross commission	$85.2	$81.8	$81.3
Contribution expenses	(20.0)	(20.0)	(20.0)
Amortization of marketing fee	(0.8)	(0.8)	(0.8)
Net commission income	64.4	61.0	60.5
Reimbursements associated with Marketing Agreement	63.0	62.0	79.6
Total net sales associated with Marketing Agreement	$127.4	$123.0	$140.1

The Marketing Agreement has no definite term except as it relates to the European Union countries (the “EU term”). The EU term extends through September 30, 2015. Thereafter, the Marketing Agreement provides that the parties may agree to renew the EU term for an additional three years.
The Marketing Agreement provides Monsanto with the right to terminate the Marketing Agreement upon an event of default (as defined in the Marketing Agreement) by the Company, a change in control of Monsanto or the sale of the consumer Roundup® business. The Marketing Agreement provides the Company with the right to terminate the Marketing Agreement in certain circumstances, including an event of default by Monsanto or the sale of the consumer Roundup® business. Unless Monsanto terminates the Marketing Agreement due to an event of default by the Company, Monsanto is required to pay a termination fee to the Company that varies by program year. The termination fee is calculated as a percentage of the value of the Roundup® business exceeding a certain threshold, but in no event will the termination fee be less than $16 million absent termination for cause. If Monsanto were to terminate the Marketing Agreement for cause, the Company would not be entitled to any termination fee. Monsanto may also be able to terminate the Marketing Agreement within a given region, including North America, without paying a termination fee if unit volume sales to consumers in that region decline: (1) over a cumulative three-fiscal-year period; or (2) by more than 5% for each of two consecutive years. If the Marketing Agreement was terminated for any reason, the Company would also lose all, or a substantial portion, of the significant source of earnings and overhead expense absorption the Marketing Agreement provides.
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

THE SCOTTS MIRACLE-GRO COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Roundup® products, we would lose a substantial source of future earnings and overhead expense absorption” of this Annual Report on Form 10-K.

NOTE 7.  ACQUISITIONS

Fiscal 2014
During the first quarter of fiscal 2014, in an effort to expand the rodenticide product offerings, the Company completed the $60.0 million all-cash acquisition of the assets of the Tomcat® consumer rodent control business from Bell Laboratories, Inc. located in Madison, Wisconsin. Tomcat® consumer products are sold at home centers, mass retailers, and grocery, drug and general merchandise stores across the United States, Canada, Europe and Australia. During the second quarter of fiscal 2014, the valuation of the acquired assets was updated based on actual results, which resulted in the reallocation of approximately $1.7 million to finite-lived intangibles from goodwill. The revised valuation of the acquired assets included finite-lived identifiable intangible assets of $39.8 million, and tax deductible goodwill of $18.2 million. Also, the Company received a $2.0 million credit toward the purchase of finished goods in the months subsequent to acquisition date. Identifiable intangible assets included tradename, technology, customer relationships, product registrations and non-compete agreements with useful lives ranging between 10 to 30 years. The estimated fair values of the identifiable intangible assets were determined using an income-based approach, which includes market participant expectations of cash flows that an asset will generate over the remaining useful life discounted to present value using an appropriate rate of return. Net sales for the Tomcat® rodent control business included within the Global Consumer segment for fiscal 2014 were $33.6 million.
During the fourth quarter of fiscal 2014, the Company obtained control of the operations of AeroGrow International, Inc (“AeroGrow”) through its increased involvement, influence, and working capital loan of $4.5 million provided in July of 2014. AeroGrow is a developer, marketer, direct-seller, and wholesaler of advanced indoor garden systems designed for consumer use in gardening, cooking, healthy eating, and home and office décor markets. AeroGrow operates primarily in the United States and Canada, as well as select countries in Europe, Asia and Australia. The preliminary valuation of acquired assets included finite-lived identifiable intangible assets of $13.7 million, and goodwill of $11.6 million. Identifiable intangible assets included tradename and customer relationships with useful lives ranging between 9 to 20 years. The estimated fair values of the identifiable intangible assets were determined using an income-based approach, which includes market participant expectations of cash flows that an asset will generate over the remaining useful life discounted to present value using an appropriate rate of return. Net sales for AeroGrow included in the Global Consumer segment for fiscal 2014 were $1.7 million.
The Company completed an acquisition of the assets of the U.K. based Solus Garden and Leisure Limited (“Solus”) in the fourth quarter of fiscal 2014 within its Global Consumer segment for $7.4 million, $1.1 million of which was paid in cash and $6.3 million of which was paid through the forgiveness of outstanding accounts receivable owed by Solus to the Company. Solus is a supplier of garden and leisure products and offers a diverse mix of brands.
On September 30, 2014, Scotts Miracle-Gro's wholly-owned subsidiary, Scotts Canada Ltd., acquired Fafard & Brothers Ltd. (“Fafard”) for $59.8 million. In continuous operation since 1940 and based in Saint-Bonaventure, Quebec, Canada, Fafard is a producer of peat moss and growing media products for the consumer and professional markets, including peat-based and bark-based mixes, composts and premium soils. The acquisition of Fafard increases the Company's presence within Canada as Fafard serves customers primarily across Ontario, Quebec and New Brunswick. The preliminary valuation of acquired assets included working capital of $18.0 million, property, plant, and equipment of $23.7 million, finite-lived identifiable intangible assets of $13.6 million, and tax deductible goodwill of $6.0 million. Working capital included accounts receivable of $5.2 million, inventory of $17.3 million, and accounts payable of $4.5 million. Identifiable intangible assets included tradename, customer relationships, non-compete agreements, and peat harvesting rights with useful lives ranging between 5 to 25 years. The estimated fair values of the identifiable intangible assets were determined using an income-based approach, which includes market participant expectations of cash flows that an asset will generate over the remaining useful life discounted to present value using an appropriate rate of return. Included in the purchase price of Fafard is $7.1 million of contingent consideration, the payment of which will depend on the performance of the business over the next two years.
The Consolidated Financial Statements include the results of operations from these businesses from the date of each acquisition.
On October 16, 2014, Scotts LawnService® entered into a definitive agreement to acquire the assets of Action Pest Control, Inc. (“Action Pest”), a residential and commercial pest control provider in the Midwest for $22.7 million. The initial purchase price accounting for the Action Pest acquisition will be determined during the first quarter of fiscal 2015.

Fiscal 2013 and 2012
During fiscal 2013 and 2012, the Company completed several acquisitions within its controls, growing media and Scotts LawnService® businesses that individually and in the aggregate were not significant. The aggregate purchase price of these acquisitions was $7.2 million and $6.7 million in fiscal 2013 and fiscal 2012, respectively. The Consolidated Financial Statements include the results of operations from these business combinations from the date of each acquisition.

NOTE 8.  RETIREMENT PLANS
The Company sponsors a defined contribution 401(k) plan for substantially all U.S. associates. The Company matches 150% of associates’ initial 4% contribution and 50% of their remaining contribution up to 6%. The Company may make additional discretionary profit sharing matching contributions to eligible employees on their initial 4% contribution. The Company recorded charges of $13.8 million, $13.1 million and $12.9 million under the plan in fiscal 2014, fiscal 2013 and fiscal 2012, respectively.
The Company sponsors two defined benefit pension plans for certain U.S. associates. Benefits under these plans have been frozen and closed to new associates since 1997. The benefits under the primary plan are based on years of service and the associates’ average final compensation or stated amounts. The Company’s funding policy, consistent with statutory requirements and tax considerations, is based on actuarial computations using the Projected Unit Credit method. The second frozen plan is a non-qualified supplemental pension plan. This plan provides for incremental pension payments so that total pension payments equal amounts that would have been payable from the Company’s pension plan if it were not for limitations imposed by the income tax regulations. In connection with the restructuring plans discussed in “NOTE 3.  IMPAIRMENT, RESTRUCTURING AND OTHER CHARGES,” the Company recognized a plan curtailment gain of $0.5 million in fiscal 2013 for a change in the benefit obligations associated with these plans.
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

THE SCOTTS MIRACLE-GRO COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following tables present information about benefit obligations, plan assets, annual expense, assumptions and other information about the Company’s defined benefit pension plans. The defined benefit pension plans are valued using a September 30 measurement date.

	U.S. Defined Benefit Pension Plans		International Defined Benefit Pension Plans
	2014	2013	2014	2013
	(In millions)
Change in projected benefit obligation
Benefit obligation at beginning of year	$106.7	$118.8	$190.7	$188.0
Service cost	—	—	1.2	1.2
Interest cost	4.5	3.9	8.3	7.8
Actuarial loss (gain)	5.1	(8.8)	17.7	4.5
Benefits paid	(7.1)	(7.2)	(6.5)	(6.1)
Curtailment	—	—	—	(0.8)
Settlement	—	—	—	(4.6)
Other	—	—	(0.6)	(1.3)
Foreign currency translation	—	—	(2.5)	2.0
Projected benefit obligation at end of year	$109.2	$106.7	$208.3	$190.7
Accumulated benefit obligation at end of year	$109.2	$106.7	$200.8	$184.8
Change in plan assets
Fair value of plan assets at beginning of year	$84.3	$85.3	$148.8	$139.8
Actual return on plan assets	9.2	3.4	16.4	12.1
Employer contribution	3.4	2.8	8.9	8.2
Benefits paid	(7.1)	(7.2)	(6.5)	(6.1)
Settlement	—	—	—	(4.6)
Foreign currency translation	—	—	(0.4)	0.7
Other	—	—	(0.9)	(1.3)
Fair value of plan assets at end of year	$89.8	$84.3	$166.3	$148.8
Underfunded status at end of year	$(19.4)	$(22.4)	$(42.0)	$(41.9)
Information for pension plans with an accumulated benefit obligation in excess of plan assets
Projected benefit obligation	$109.2	$106.7	$208.3	$190.7
Accumulated benefit obligation	109.2	106.7	200.8	184.8
Fair value of plan assets	89.8	84.3	166.3	148.8
Amounts recognized in the Consolidated Balance Sheets consist of:
Current liabilities	$(0.2)	$(0.2)	$(1.1)	$(1.0)
Noncurrent liabilities	(19.2)	(22.2)	(40.9)	(40.9)
Total amount accrued	$(19.4)	$(22.4)	$(42.0)	$(41.9)
Amounts recognized in accumulated other comprehensive loss consist of:
Actuarial loss	$34.3	$36.9	$64.7	$56.1
Prior service cost	—	—	0.4	0.4
Total amount recognized	$34.3	$36.9	$65.1	$56.5

THE SCOTTS MIRACLE-GRO COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	U.S. Defined Benefit Pension Plans		International Defined Benefit Pension Plans
	2014	2013	2014	2013
	(In millions, except percentage figures)
Total change in other comprehensive loss attributable to:
Pension benefit (loss) gain during the period	$(1.1)	$7.1	$(10.7)	$(0.3)
Reclassification of pension benefit losses to net income	3.7	4.8	1.4	1.2
Curtailment gain during the period	—	—	—	(1.0)
Foreign currency translation	—	—	0.7	(0.4)
Total change in other comprehensive loss	$2.6	$11.9	$(8.6)	$(0.5)
Amounts in accumulated other comprehensive loss expected to be recognized as components of net periodic benefit cost in fiscal 2015 are as follows:
Actuarial loss	$3.3		$1.8
Prior service cost	—		—
Amount to be amortized into net periodic benefit cost	$3.3		$1.8
Weighted average assumptions used in development of projected benefit obligation
Discount rate	3.81%	4.32%	3.73%	4.32%
Rate of compensation increase	n/a	n/a	3.65%	3.74%

	U.S. Defined Benefit Pension Plans			International Defined Benefit Pension Plans
	2014	2013	2012	2014	2013	2012
	(In millions, except percentage figures)
Components of net periodic benefit cost
Service cost	$—	$—	$—	$1.2	$1.2	$1.1
Interest cost	4.5	3.8	4.6	8.3	7.8	8.6
Expected return on plan assets	(5.2)	(5.2)	(5.5)	(9.4)	(8.7)	(8.4)
Net amortization	3.7	4.8	5.1	1.4	1.2	0.8
Net periodic benefit cost	3.0	3.4	4.2	1.5	1.5	2.1
Curtailment loss (gain)	—	—	0.2	—	(0.5)	—
Settlement	—	—	—	—	(0.5)	—
Contractual termination benefits	—	—	—	0.3	—	0.3
Total benefit cost	$3.0	$3.4	$4.4	$1.8	$0.5	$2.4
Weighted average assumptions used in development of net periodic benefit cost
Discount rate	4.32%	3.39%	4.29%	4.32%	4.45%	5.46%
Expected return on plan assets	6.25%	6.25%	7.50%	6.17%	6.52%	7.00%
Rate of compensation increase	n/a	n/a	n/a	3.7%	3.4%	3.5%

THE SCOTTS MIRACLE-GRO COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	U.S. Defined Benefit Pension Plans	International Defined Benefit Pension Plans
	(In millions, except percentage figures)
Other information:
Plan asset allocations:
Target for September 30, 2015:
Equity securities	20%	46%
Debt securities	76%	49%
Real estate securities	4%	—%
Cash and cash equivalents	—%	3%
Insurance contracts	—%	2%
September 30, 2014:
Equity securities	25%	52%
Debt securities	69%	45%
Real estate securities	4%	—%
Cash and cash equivalents	2%	1%
Insurance contracts	—%	2%
September 30, 2013:
Equity securities	33%	47%
Debt securities	66%	44%
Cash and cash equivalents	1%	—%
Insurance contracts	—%	9%
Expected Company contributions in fiscal 2015	$0.2	$7.3
Expected future benefit payments:
2015	$7.2	$6.4
2016	7.3	6.6
2017	7.3	6.9
2018	7.3	7.3
2019	7.3	7.6
2020 – 2025	36.0	44.5

THE SCOTTS MIRACLE-GRO COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following tables set forth the fair value of the Company’s pension plan assets, segregated by level within the fair value hierarchy:

	September 30, 2014
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Unobservable Inputs (Level 3)	Total
	(In millions)
U.S. Defined Benefit Pension Plan Assets
Cash and cash equivalents	$2.0	$—	$—	$2.0
Mutual funds—real estate	—	3.7	—	3.7
Mutual funds—equities	—	22.2	—	22.2
Mutual funds—fixed income	—	61.9	—	61.9
Total	$2.0	$87.8	$—	$89.8
International Defined Benefit Pension Plan Assets
Cash and cash equivalents	$1.7	$—	$—	$1.7
Insurance contracts	—	3.0	—	3.0
Mutual funds—equities	—	87.4	—	87.4
Mutual funds—fixed income	—	74.2	—	74.2
Total	$1.7	$164.6	$—	$166.3

	September 30, 2013
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Unobservable Inputs (Level 3)	Total
	(In millions)
U.S. Defined Benefit Pension Plan Assets
Cash and cash equivalents	$1.5	$—	$—	$1.5
Mutual funds—equities	—	27.5	—	27.5
Mutual funds—fixed income	—	55.3	—	55.3
Total	$1.5	$82.8	$—	$84.3
International Defined Benefit Pension Plan Assets
Cash and cash equivalents	$1.6	$—	$—	$1.6
Insurance contracts	—	3.3	—	3.3
Mutual funds—equities	—	73.9	—	73.9
Mutual funds—fixed income	—	70.0	—	70.0
Total	$1.6	$147.2	$—	$148.8

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

THE SCOTTS MIRACLE-GRO COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The table below sets forth a summary of changes in the fair value of the Company’s level 3 pension plan assets:

Level 3 Assets Insurance contracts
(In millions)
Balance, September 30, 2012	$4.4
Realized gain on plan assets	0.3
Unrealized gain on plan assets	—
Foreign currency translation	—
Purchases, sales, issuances and settlements (net)	(4.7)
Balance, September 30, 2013	—
Realized gain on plan assets	—
Unrealized gain on plan assets	—
Foreign currency translation	—
Purchases, sales, issuances and settlements (net)	—
Balance, September 30, 2014	$—

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

THE SCOTTS MIRACLE-GRO COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	2014	2013
	(In millions, except percentage figures)
Change in Accumulated Plan Benefit Obligation (APBO)
Benefit obligation at beginning of year	$31.6	$36.3
Service cost	0.4	0.5
Interest cost	1.4	1.3
Plan participants’ contributions	1.1	1.1
Actuarial gain (loss)	0.7	(4.4)
Benefits paid (net of federal subsidy of $0.3 and $0.3)	(2.9)	(3.2)
Plan changes	0.1	—
Benefit obligation at end of year	$32.4	$31.6
Change in plan assets
Fair value of plan assets at beginning of year	$—	$—
Employer contribution	2.1	2.4
Plan participants’ contributions	1.1	1.1
Gross benefits paid	(3.2)	(3.5)
Fair value of plan assets at end of year	—	—
Unfunded status at end of year	$(32.4)	$(31.6)
Amounts recognized in the Consolidated Balance Sheets consist of:
Current liabilities	$(2.3)	$(2.4)
Noncurrent liabilities	(30.1)	(29.2)
Total amount accrued	$(32.4)	$(31.6)
Amounts recognized in accumulated other comprehensive loss consist of:
Actuarial loss	$1.3	$0.4
Unamortized prior service cost	0.1	—
Total amount recognized	$1.4	$0.4
Total change in other comprehensive loss attributable to:
Benefit loss (gain) during the period	$0.9	$(4.3)
Net prior service cost	0.1	—
Net gain amortized during the year	—	(0.2)
Total change in other comprehensive loss (gain)	$1.0	$(4.5)

Discount rate used in development of APBO	4.08%	4.54%

	2014	2013	2012
Components of net periodic benefit cost
Service cost	$0.4	$0.5	$0.6
Interest cost	1.4	1.3	1.6
Amortization of actuarial loss	—	0.1	—
Total postretirement benefit cost	$1.8	$1.9	$2.2

Discount rate used in development of net periodic benefit cost	4.54%	3.66%	4.66%
The estimated actuarial gain that will be amortized from accumulated loss into net periodic benefit cost over the next fiscal year is immaterial.
On December 8, 2003, the Medicare Prescription Drug, Improvement and Modernization Act (the “Act”) became law. The Act provides for a federal subsidy to sponsors of retiree health care benefit plans that provide a prescription drug benefit that is at least actuarially equivalent to the benefit established by the Act. The APBO at September 30, 2014, has been reduced by a deferred actuarial gain in the amount of $0.3 million to reflect the effect of the subsidy related to benefits attributed to past service.

THE SCOTTS MIRACLE-GRO COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The amortization of the actuarial gain and reduction of service and interest costs served to reduce net periodic post retirement benefit cost for fiscal 2014, fiscal 2013 and fiscal 2012 by $0.1 million, $0.3 million and $0.2 million, respectively.
For measurement as of September 30, 2014, management has assumed that health care costs will increase at an annual rate of 7.50% in fiscal 2015, decreasing 0.25% per year to an ultimate trend rate of 5.00% in 2025. A 1% increase in health cost trend rate assumptions would increase the APBO by $1.1 million as of September 30, 2014. A 1% decrease in health cost trend rate assumptions would decrease the APBO by $0.8 million as of September 30, 2014. A 1% increase or decrease in the same rate would not have a material effect on service or interest costs.
The following benefit payments under the plan are expected to be paid by the Company and the retirees for the fiscal years indicated:

	Gross Benefit Payments	Retiree Contributions	Medicare Part D Subsidy	Net Company Payments
	(In millions)
2015	$4.0	$(1.3)	$(0.3)	$2.4
2016	4.2	(1.5)	(0.4)	2.3
2017	4.4	(1.8)	(0.4)	2.2
2018	4.7	(2.0)	(0.4)	2.3
2019	5.1	(2.4)	(0.5)	2.2
2020 – 2024	28.8	(15.8)	(2.8)	10.2

The Company also provides comprehensive major medical benefits to its associates. The Company is self-insured for certain health benefits up to $0.6 million per occurrence per individual. The cost of such benefits is recognized as expense in the period the claim is incurred. This cost was $33.8 million, $35.1 million and $28.7 million in fiscal 2014, fiscal 2013 and fiscal 2012, respectively.

NOTE 10.  DEBT
The components of long-term debt are as follows:

	September 30,
	2014	2013
	(In millions)
Credit Facilities - Revolving loans	$481.8	$73.0
Senior Notes – 7.25%	—	200.0
Senior Notes – 6.625%	200.0	200.0
Master Accounts Receivable Purchase Agreement	84.0	85.3
Other	18.5	12.2
	784.3	570.5
Less current portions	91.9	92.4
Long-term debt	$692.4	$478.1

The Company’s debt matures as follows for each of the next five fiscal years and thereafter (in millions):

2015	$91.9
2016	1.5
2017	7.7
2018	0.5
2019	482.3
Thereafter	200.4
$784.3

THE SCOTTS MIRACLE-GRO COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Credit Facilities
On December 20, 2013, the Company entered into a third amended and restated senior secured credit agreement (the “new credit facility”), providing Scotts Miracle-Gro and certain of its subsidiaries with a five-year senior secured revolving loan facility in the aggregate principal amount of up to $1.7 billion. The new credit facility also provides the Company with the right to seek to increase the revolving and/or term commitments available under the new credit facility by an aggregate amount of up to $450 million, subject to certain specified conditions, including approval from lenders. The new credit facility replaces the Company’s second amended and restated senior secured credit agreement, which was entered into on June 30, 2011, and would have terminated on June 30, 2016 if it had not been terminated early in connection with the entry into the new credit facility.
The terms of the new credit facility include customary representations and warranties, customary affirmative and negative covenants, and events of default. The proceeds of borrowings under the new credit facility may be used: (i) to finance working capital requirements and other general corporate purposes of the Scotts Miracle-Gro and its subsidiaries; and (ii) to refinance the amounts outstanding under the previous credit agreement. The Company may use the new credit facility to obtain letters of credit up to $75 million. The new credit facility will terminate on December 20, 2018.
Under the terms of the new credit facility, loans made under the new credit facility bear interest, at the Company’s election, at a rate per annum equal to either the ABR or LIBOR (both as defined in the new credit facility) plus the applicable margin. Amounts outstanding under the credit facility at September 30, 2014 were at interest rates based on LIBOR applicable to the borrowed currencies plus 150 basis points. The new credit facility is guaranteed by substantially all of Scotts Miracle-Gro's domestic subsidiaries, which have a carrying value of $1.6 billion. The credit facility is secured by (i) a perfected first priority security interest in all of the accounts receivable, inventory and equipment of the Company and those of Scotts Miracle-Gro’s domestic subsidiaries that are parties to the third amended and restated guarantee and collateral agreement and (ii) the pledge of all of the capital stock of Scotts Miracle-Gro’s domestic subsidiaries that are parties to the third amended and restated guarantee and collateral agreement.

As of September 30, 2014, there was $1,194.9 million of availability under the new credit facility, including availability under letters of credit. At September 30, 2014, the Company had letters of credit in the aggregate face amount of $23.3 million outstanding under the new credit facility.
The new credit facility contains, among other obligations, an affirmative covenant regarding the Company’s leverage ratio, calculated as average total indebtedness, as described in the new credit facility, relative to the Company’s earnings before interest, taxes, depreciation and amortization (“EBITDA”), as adjusted pursuant to the terms of the new credit facility (“Adjusted EBITDA”). Under the terms of the new credit facility, the maximum leverage ratio was 4.00 as of September 30, 2014. The Company’s leverage ratio was 2.18 at September 30, 2014. The new credit facility also includes an affirmative covenant regarding the Company's interest coverage ratio. The interest coverage ratio is calculated as Adjusted EBITDA divided by interest expense and excludes costs related to refinancings. Under the terms of the new credit facility, the minimum interest coverage ratio was 3.50 for the twelve months ended September 30, 2014. The Company’s interest coverage ratio was 9.41 for the twelve months ended September 30, 2014. The Company may make restricted payments (as defined in the third amended and restated credit agreement); provided that if after giving effect to any such restricted payment the leverage ratio is not greater than 3.00. Otherwise, the Company may only make restricted payments in an aggregate amount for each fiscal year not to exceed the amount set forth for such fiscal year ($150 million for 2014 and 2015 and $175 million for 2016 and in each fiscal year thereafter).
Senior Notes- 7.25%
On January 15, 2014, the Company redeemed all of its outstanding $200.0 million aggregate principal amount of 7.25% senior notes due 2018 (the “7.25% Senior Notes”) paying a redemption price of $214.5 million, which included $7.25 million of accrued and unpaid interest, $7.25 million of call premium, and $200.0 million for outstanding principal amount. The $7.25 million call premium charge was recognized within the “Costs related to refinancing” line on the Condensed Consolidated Statement of Operations in the second quarter of fiscal 2014. Additionally, the Company had $3.5 million in unamortized bond discount and issuance costs associated with the 7.25% Senior Notes that were written-off and recognized in the “Costs related to refinancing” line on the Condensed Consolidated Statement of Operations in the Company's second quarter of fiscal 2014. These amounts are reported in the aggregate in the “Costs related to financing” line in the Consolidated Statement of Operation for fiscal 2014.

THE SCOTTS MIRACLE-GRO COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Senior Notes- 6.625%
On December 16, 2010, Scotts Miracle-Gro issued $200 million aggregate principal amount of 6.625% Senior Notes due 2020 (the “6.625%” Senior Notes”). The net proceeds of the offering were used to repay outstanding borrowings under the Company’s then existing credit facilities and for general corporate purposes. The 6.625% Senior Notes represent general unsecured senior obligations of Scotts Miracle-Gro and rank equal in right of payment with the Company’s existing and future unsecured senior debt, including, without limitation, the 7.25% Senior Notes. The 6.625% Senior Notes have interest payment dates of June 15 and December 15 of each year, which began on June 15, 2011, and may be redeemed prior to maturity starting December 2015 at applicable redemption premiums. The 6.625% Senior Notes contain usual and customary covenants. The 6.625% Senior Notes mature on December 15, 2020. Substantially all of Scotts Miracle-Gro’s domestic subsidiaries serve as guarantors of the 6.625% Senior Notes.
Interest Rate Swap Agreements
At September 30, 2014, the Company had outstanding interest rate swap agreements with major financial institutions that effectively converted the LIBOR index portion of variable-rate debt denominated in U.S. dollars to a fixed rate. The swap agreements had a total U.S. dollar notional amount of $1,300 million at September 30, 2014. Interest payments made between the effective date and expiration date are hedged by the swap agreements, except as noted below. The notional amount, effective date, expiration date and rate of each of these swap agreements are shown in the table below.

Notional Amount (in millions)		Effective Date (a)	Expiration Date	Fixed Rate
$50		2/14/2012	2/14/2016	3.78%
150	(b)	2/7/2012	5/7/2016	2.42%
150	(c)	11/16/2009	5/16/2016	3.26%
50	(b)	2/16/2010	5/16/2016	3.05%
100	(b)	2/21/2012	5/23/2016	2.40%
150	(c)	12/20/2011	6/20/2016	2.61%
50	(d)	12/6/2012	9/6/2017	2.96%
200		2/7/2014	11/7/2017	1.28%
150	(b)	2/7/2017	5/7/2019	2.12%
50	(c)	2/7/2017	5/7/2019	2.25%
200	(c)	12/20/2016	6/20/2019	2.12%

(a)	The effective date refers to the date on which interest payments were, or will be, first hedged by the applicable swap agreement.

(b)	Interest payments made during the three-month period of each year that begins with the month and day of the effective date are hedged by the swap agreement.

(c)	Interest payments made during the six-month period of each year that begins with the month and day of the effective date are hedged by the swap agreement.

(d)	Interest payments made during the nine-month period of each year that begins with the month and day of the effective date are hedged by the swap agreement.

Master Accounts Receivable Purchase Agreement
The Company accounts for the sale of receivables under the Master Accounts Receivable Purchase Agreement (“MARP Agreement”), which is uncommitted and provides for the discretionary sale by the Company, and the discretionary purchase by the banks, on a revolving basis, of accounts receivable generated by sales to three specified account debtors in an aggregate amount not to exceed $400 million. On August 29, 2014, the Company signed an amendment to the existing MARP Agreement which extended the termination date to August 28, 2015, or such later date as may be agreed by each bank and the Company. Under the amended terms of the MARP Agreement, the banks have the opportunity to purchase those accounts receivable offered by the Company at a discount (from the agreed base value thereof) effectively equal to the one-week LIBOR plus 0.75%.
The Company accounts for the sale of receivables under its MARP Agreement as short-term debt and continues to carry the receivables on its Consolidated Balance Sheet, primarily as a result of the Company’s right to repurchase receivables sold. There

THE SCOTTS MIRACLE-GRO COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

were $84.0 million in borrowings under the MARP Agreement as of September 30, 2014 and $85.3 million in borrowings as of September 30, 2013. The carrying value of the receivables pledged as collateral was $113.7 million as of September 30, 2014 and $106.7 million as of September 30, 2013. As of September 30, 2014, there was $27.7 million of availability under the MARP Agreement.
Estimated Fair Values
A description of the methods and assumptions used to estimate the fair values of the Company’s debt instruments is as follows:
Credit Facility
The interest rate currently available to the Company under its credit facility fluctuates with the applicable LIBOR rate, prime rate or Federal Funds Effective Rate, and thus the carrying value is a reasonable estimate of fair value. The fair value measurement for the new credit facility was classified in Level 2 of the fair value hierarchy.
7.25% Senior Notes
The 7.25% Senior Notes were redeemed by the Company in the second quarter of 2014. The fair value of the 7.25% Senior Notes was determined based on the trading value of the 7.25% Senior Notes in the open market. The difference between the carrying value and the fair value of the 7.25% Senior Notes on a particular date represented the premium or discount on that date. The fair value measurement for the 7.25% Senior Notes was classified in Level 1 of the fair value hierarchy.
6.625% Senior Notes
The fair value of the 6.625% Senior Notes can be determined based on the trading value of the 6.625% Senior Notes in the open market. The difference between the carrying value and the fair value of the 6.625% Senior Notes on a particular date represents the premium or discount on that date. The fair value measurement for the 6.625% Senior Notes was classified in Level 1 of the fair value hierarchy.
Accounts Receivable Pledged
The interest rate on the short-term debt associated with accounts receivable pledged under the MARP Agreement fluctuates with the applicable LIBOR rate, and thus the carrying value is a reasonable estimate of fair value. The fair value measurement for the MARP Agreement was classified in Level 2 of the fair value hierarchy.

The estimated fair values of the Company’s debt instruments are as follows:

	Year Ended September 30,
	2014		2013
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(In millions)
Revolving loans	$481.8	$481.8	$73.0	$73.0
Senior Notes – 7.25%	—	—	200.0	209.5
Senior Notes – 6.625%	200.0	212.5	200.0	213.5
Master Accounts Receivable Purchase Agreement	84.0	84.0	85.3	85.3
Other	18.5	18.5	12.2	12.2
Weighted Average Interest Rate
The weighted average interest rates on average debt were 5.0% and 6.2% for the fiscal years ended September 30, 2014 and 2013, respectively.

THE SCOTTS MIRACLE-GRO COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 11.  SHAREHOLDERS’ EQUITY
Authorized and issued shares consisted of the following:

September 30,
	2014	2013
(In millions)
Preferred shares, no par value:
Authorized	0.2 shares	0.2 shares
Issued	0.0 shares	0.0 shares
Common shares, no par value, $.01 stated value per share
Authorized	100.0 shares	100.0 shares
Issued	68.1 shares	68.1 shares

In fiscal 1995, The Scotts Company merged with Stern’s Miracle-Gro Products, Inc. (“Miracle-Gro”). At September 30, 2014, the former shareholders of Miracle-Gro, including the Hagedorn Partnership L.P., owned approximately 26% of Scotts Miracle-Gro’s outstanding Common Shares and, thus, have the ability to significantly influence the election of directors and other actions requiring the approval of Scotts Miracle-Gro’s shareholders.
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
In August 2010, the Scotts Miracle-Gro Board of Directors authorized the repurchase of up to $500 million of Common Shares over a four-year period through September 30, 2014. On May 4, 2011, the Scotts Miracle-Gro Board of Directors authorized the repurchase of up to an additional $200 million of Common Shares, resulting in authority to repurchase a total of up to $700 million of Common Shares through September 30, 2014. From the inception of this share repurchase program in the fourth quarter of fiscal 2010 through its expiration on September 30, 2014, Scotts Miracle-Gro repurchased approximately 9.9 million Common Shares for $521.2 million to be held in treasury. Common Shares held in treasury totaling 0.8 million and 0.7 million were reissued in support of share-based compensation awards and employee purchases under the employee stock purchase plan during fiscal 2014 and fiscal 2013, respectively.
In August 2014, the Scotts Miracle-Gro Board of Directors authorized the repurchase of up to $500 million of Common Shares over a four-year period through September 30, 2019. The authorization provides the Company with flexibility to purchase Common Shares from time to time in open market purchases or through privately negotiated transactions. All or part of the repurchases may be made under Rule 10b5-1 plans, which the Company may enter into from time to time and which enable the repurchases to occur on a more regular basis, or pursuant to accelerated share repurchases. The share repurchase authorization, which expires September 30, 2019, may be suspended or discontinued at any time, and there can be no guarantee as to the timing or amount of any repurchases. In August 2014, the Scotts Miracle-Gro Board of Directors also authorized a special one-time cash dividend of $2.00 per share payable on September 17, 2014. The payment of the special one-time cash dividend required Scotts Miracle-Gro to adjust the number of Common Shares subject to stock options outstanding under the Scotts Miracle-Gro share-based awards programs, as well as the price at which the awards may be exercised. The adjustments to the outstanding awards resulted in an increase in the number of Common Shares subject to outstanding stock options in an aggregate amount of 0.1 million Common Shares. The methodology used to adjust the awards was consistent with Internal Revenue Code (IRC) Section 409A and the then-proposed regulations promulgated thereunder and IRC Section 424 and the regulations promulgated thereunder, compliance with which was necessary to avoid adverse tax consequences for the holder of an award. Such methodology also resulted in a fair value for the adjusted awards post-dividend equal to that of the unadjusted awards pre-dividend, with the result that there was no additional compensation expense in accordance with the accounting for modifications to awards under ASC 718.

THE SCOTTS MIRACLE-GRO COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Share-Based Awards
Scotts Miracle-Gro grants share-based awards annually to officers and certain other employees of the Company and non-employee directors of Scotts Miracle-Gro. The share-based awards have consisted of stock options, restricted stock, restricted stock units, deferred stock units and performance-based awards. Stock appreciation rights (“SARs”) have been granted, though not in recent years. SARs result in less dilution than stock options as the SAR holder receives a net share settlement upon exercise. All of these share-based awards have been made under plans approved by the shareholders. Generally, employee share-based awards provide for three-year cliff vesting. Vesting for non-employee director awards varies based on the length of service and age of each director at the time of the award. Vesting of performance-based awards is dependent on service and achievement of specified performance targets. Share-based awards are forfeited if a holder terminates employment or service with the Company prior to the vesting date. The Company estimates that 15% of its share-based awards will be forfeited based on an analysis of historical trends. This assumption is re-evaluated on an annual basis and adjusted as appropriate. Stock options and SAR awards have exercise prices equal to the market price of the underlying Common Shares on the date of grant with a term of 10 years. If available, Scotts Miracle-Gro will typically use treasury shares, or if not available, newly-issued Common Shares, in satisfaction of its share-based awards.
A maximum of 23 million Common Shares are available for issuance under share-based award plans. At September 30, 2014, approximately 3.0 million Common Shares were not subject to outstanding awards and were available to underlie the grant of new share-based awards.
The following is a recap of the share-based awards granted during the periods indicated:

	Year Ended September 30,
	2014	2013	2012
Employees
Options	—	—	464,061
Restricted stock units	112,315	178,030	107,373
Performance units	161,229	178,321	110,079
Board of Directors
Deferred stock units	38,418	33,253	30,943
Options due to special $2.00 dividend	98,186	—	—
Total share-based awards	311,962	389,604	712,456
Aggregate fair value at grant dates (in millions)	$17.5	$17.5	$17.4

Total share-based compensation was as follows for the periods indicated:

	Year Ended September 30,
	2014	2013	2012
	(In millions)
Share-based compensation	$11.1	$10.3	$12.5
Tax benefit recognized	3.9	3.9	4.8

As of September 30, 2014, total unrecognized compensation cost related to non-vested share-based awards amounted to $11.6 million. This cost is expected to be recognized over a weighted-average period of 1.8 years. The tax benefit realized from the tax deductions associated with the exercise of share-based awards and the vesting of restricted stock totaled $15.1 million for fiscal 2014.

THE SCOTTS MIRACLE-GRO COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Stock Options/SARs
Aggregate stock option and SAR activity consisted of the following for the fiscal year ended September 30, 2014 (options/SARs in millions):

	No. of Options/SARs	WTD. Avg. Exercise Price
Beginning balance	2.7	$37.60
Granted	0.1	40.89
Exercised	(0.8)	30.80
Forfeited	—	—
Ending balance	2.0	38.26
Exercisable	1.6	36.70
At September 30, 2014, the Company expects 0.3 million of the remaining unexercisable stock options (after forfeitures), with a weighted-average exercise price of $45.36, intrinsic value of $3.4 million and average remaining term of 7.3 years, to vest in the future. The following summarizes certain information pertaining to stock option and SAR awards outstanding and exercisable at September 30, 2014 (options/SARs in millions):

	Awards Outstanding			Awards Exercisable
Range of Exercise Price	No. of Options/ SARs	WTD. Avg. Remaining Life	WTD. Avg. Exercise Price	No. of Options/ SARS	WTD. Avg. Remaining Life	WTD. Avg. Exercise Price
$20.59 – $28.72	0.3	3.80	$20.98	0.3	3.80	$20.98
$29.01 – $37.03	0.8	2.13	35.82	0.8	2.13	35.82
$37.89 – $49.19	0.9	6.10	45.17	0.5	5.35	45.05
	2.0	4.22	$38.26	1.6	3.54	$36.70

The intrinsic value of the stock option and SAR awards outstanding and exercisable at September 30 were as follows (in millions):

2014
Outstanding	$33.3
Exercisable	29.8

The grant date fair value of stock option awards is estimated using a binomial model and the assumptions in the following table. Expected market price volatility is based on implied volatilities from traded options on Common Shares and historical volatility specific to the Common Shares. Historical data, including demographic factors impacting historical exercise behavior, is used to estimate stock option exercises and employee terminations within the valuation model. The risk-free rate for periods within the contractual life (normally ten years) of the stock option is based on the U.S. Treasury yield curve in effect at the time of grant. The expected life of stock options is based on historical experience and expectations for grants outstanding. No stock option awards were granted in fiscal 2014 and 2013. The weighted average assumptions for awards granted in fiscal 2012 are as follows:

Year Ended September 30,
2012
Expected market price volatility	33.2%
Risk-free interest rates	1.2%
Expected dividend yield	2.5%
Expected life of stock options in years	5.96
Estimated weighted-average fair value per stock option	$11.50

The total intrinsic value of stock options exercised was $21.3 million, $8.1 million and $23.9 million during fiscal 2014, fiscal 2013 and fiscal 2012, respectively. Cash received from the exercise of stock options for fiscal 2014, fiscal 2013 and fiscal 2012 was $20.0 million, $13.3 million and $17.6 million respectively.

THE SCOTTS MIRACLE-GRO COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Restricted share-based awards
Restricted share-based award activity (including restricted stock, restricted stock units and deferred stock units) was as follows:

	No. of Shares	WTD. Avg. Grant Date Fair Value per Share
Awards outstanding at September 30, 2011	696,906	$35.22
Granted	138,316	47.53
Vested	(301,132)	22.25
Forfeited	(36,891)	45.28
Awards outstanding at September 30, 2012	497,199	45.75
Granted	211,283	44.80
Vested	(251,855)	40.87
Forfeited	(46,976)	53.54
Awards outstanding at September 30, 2013	409,651	47.36
Granted	150,733	59.35
Vested	(81,597)	41.88
Forfeited	(44,895)	47.43
Awards outstanding at September 30, 2014	433,892	52.55

The total fair value of restricted stock units and deferred stock units vested was $3.4 million, $10.3 million and $3.1 million during fiscal 2014, fiscal 2013 and fiscal 2012, respectively. The total fair value of restricted stock vested was $3.6 million during fiscal 2012. The Company has no outstanding restricted stock as of September 30, 2014.
Performance-based awards
Performance-based award activity was as follows:

	No. of Units	WTD. Avg. Grant Date Fair Value per Unit
Awards outstanding at September 30, 2011	42,300	$51.73
Granted	114,279	47.63
Vested	—	—
Forfeited	(2,670)	47.66
Awards outstanding at September 30, 2012	153,909	45.48
Granted	178,321	45.06
Vested	—	—
Forfeited	(70,313)	46.62
Awards outstanding at September 30, 2013	261,917	46.81
Granted	161,229	59.39
Vested	—	—
Forfeited	(111,897)	53.24
Awards outstanding at September 30, 2014	311,249	51.21

NOTE 12.  EARNINGS PER COMMON SHARE
Basic income per Common Share is computed by dividing income attributable to controlling interest from continuing operations, income (loss) from discontinued operations or net income attributable to controlling interest by the weighted average number of Common Shares outstanding. Diluted income per Common Share are computed by dividing income attributable to controlling interest from continuing operations, income (loss) from discontinued operations or net income attributable to controlling interest by the weighted average number of Common Shares plus all potentially dilutive securities outstanding each period. Stock options with exercise prices greater than the average market price of the underlying Common Shares are excluded from the

THE SCOTTS MIRACLE-GRO COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

computation of diluted income per Common Share because they are out-of-the-money and the effect of their inclusion would be anti-dilutive. There were no Common Shares covered by out-of-the-money stock options for the year ended September 30, 2014 and 0.8 million and 0.7 million for the fiscal years ended September 30, 2013 and 2012, respectively. The following table presents information necessary to calculate basic and diluted income per Common Share.

	Year Ended September 30,
	2014	2013	2012
	(In millions, except per share data)
Income attributable to controlling interest from continuing operations	$165.7	$159.4	$111.6
Income (loss) from discontinued operations	0.8	1.7	(5.1)
Net income attributable to controlling interest	$166.5	$161.1	$106.5
BASIC EARNINGS PER COMMON SHARE:
Weighted-average Common Shares outstanding during the period	61.6	61.7	61.0
Income from continuing operations	$2.69	$2.58	$1.83
Income (loss) from discontinued operations	0.01	0.03	(0.08)
Net income	$2.70	$2.61	$1.75
DILUTED EARNINGS PER COMMON SHARE:
Weighted-average Common Shares outstanding during the period	61.6	61.7	61.0
Dilutive potential Common Shares	1.1	0.9	1.1
Weighted-average number of Common Shares outstanding and dilutive potential Common Shares	62.7	62.6	62.1
Income from continuing operations	$2.64	$2.55	$1.80
Income (loss) from discontinued operations	0.01	0.02	(0.09)
Net income	$2.65	$2.57	$1.71

NOTE 13.  INCOME TAXES
The provision (benefit) for income taxes allocated to continuing operations consisted of the following:

	Year Ended September 30,
	2014	2013	2012
	(In millions)
Current:
Federal	$67.0	$55.0	$29.2
State	8.6	7.4	5.6
Foreign	3.5	4.4	7.3
Total Current	79.1	66.8	42.1
Deferred:
Federal	10.8	24.0	24.7
State	1.4	1.2	1.4
Foreign	(0.1)	(0.1)	(0.4)
Total Deferred	12.1	25.1	25.7
Provision for income taxes	$91.2	$91.9	$67.8

THE SCOTTS MIRACLE-GRO COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The domestic and foreign components of income from continuing operations before income taxes were as follows:

	Year Ended September 30,
	2014	2013	2012
	(In millions)
Domestic	$231.0	$236.5	$163.7
Foreign	25.6	14.8	15.7
Income from continuing operations before income taxes	$256.6	$251.3	$179.4

A reconciliation of the federal corporate income tax rate and the effective tax rate on income from continuing operations before income taxes is summarized below:

	Year Ended September 30,
	2014	2013	2012
Statutory income tax rate	35.0%	35.0%	35.0%
Effect of foreign operations	1.5	0.8	(0.5)
State taxes, net of federal benefit	2.7	2.9	3.1
Domestic Production Activities Deduction permanent difference	(2.7)	(2.1)	(1.5)
Effect of other permanent differences	0.2	0.8	2.4
Research and Experimentation and other federal tax credits	(0.8)	(0.3)	(0.1)
Resolution of prior tax contingencies	0.2	0.2	(0.9)
Other	(0.5)	(0.7)	0.3
Effective income tax rate	35.6%	36.6%	37.8%

Included in “Effect of other permanent differences” in the effective tax rate reconciliation table above are nondeductible fines and penalties of $0.0 million, $0.4 million and $4.8 million for the fiscal years ended September 30, 2014, 2013, and 2012 respectively, from the settlement of previously disclosed U.S. EPA and U.S. DOJ investigations. The Company does not expect to incur additional costs related to these investigations.

THE SCOTTS MIRACLE-GRO COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Deferred income taxes arise from temporary differences between financial reporting and tax reporting bases of assets and liabilities, and operating loss and tax credit carryforwards for tax purposes. The components of the deferred income tax assets and liabilities were as follows:

	September 30,
	2014	2013
	(In millions)
DEFERRED TAX ASSETS
Inventories	$14.7	$13.7
Accrued liabilities	59.7	59.2
Postretirement benefits	32.4	33.7
Accounts receivable	7.2	7.3
State NOL carryovers	1.3	1.1
Foreign NOL carryovers	48.2	51.6
Foreign tax credit carryovers	4.6	8.6
Interest rate swaps	4.2	6.3
Other	3.1	6.0
Gross deferred tax assets	175.4	187.5
Valuation allowance	(48.3)	(51.5)
Total deferred tax assets	127.1	136.0
DEFERRED TAX LIABILITIES
Property, plant and equipment	(59.2)	(62.3)
Intangible assets	(106.6)	(99.5)
Other	(9.5)	(3.3)
Total deferred tax liabilities	(175.3)	(165.1)
Net deferred tax liability	$(48.2)	$(29.1)

The net current and non-current components of deferred income taxes recognized in the Consolidated Balance Sheets were:

	September 30,
	2014	2013
	(In millions)
Net current deferred tax assets (classified with prepaid and other assets)	$72.2	$67.1
Net non-current deferred tax liabilities (classified with other liabilities)	(120.4)	(96.2)
Net deferred tax liability	$(48.2)	$(29.1)

GAAP requires that a valuation allowance be recorded against a deferred tax asset if it is more likely than not that the tax benefit associated with the asset will not be realized in the future. As shown in the table above, valuation allowances were recorded against $48.3 million and $51.5 million of deferred tax assets as of September 30, 2014, and September 30, 2013, respectively. Most of these valuation allowances relate to certain foreign net operating losses, as explained further below.
The Company has elected to treat certain foreign entities as disregarded entities for U.S. tax purposes, which results in their net income or loss being recognized currently in the Company’s U.S. tax return. As such, the tax benefit of net operating losses available for foreign statutory tax purposes has already been recognized for U.S. purposes. Accordingly, a full valuation allowance is required on the tax benefit of these net operating losses on global consolidation. The foreign net operating losses of these foreign disregarded entities were $183.3 million at September 30, 2014, the majority of which have indefinite carryforward periods. The statutory tax benefit of these net operating loss carryovers, and related full valuation allowances thereon, amounted to $45.5 million and $49.7 million for the fiscal years ended September 30, 2014 and September 30, 2013, respectively.
Foreign net operating losses of certain controlled foreign corporations were $11.0 million as of September 30, 2014, the majority of which have indefinite carryforward periods. Due to a history of losses in these entities, a full valuation allowance has also been placed against the statutory tax benefit associated with these losses amounting to $2.7 million and $1.8 million at September 30, 2014 and September 30, 2013, respectively.

THE SCOTTS MIRACLE-GRO COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

State net operating losses were $17.3 million as of September 30, 2014, with carryforward periods ranging from 5 to 20 years. Any losses not utilized within a specific state’s carryforward period will expire. Tax benefits associated with state tax credits will expire if not utilized and amounted to $0.6 million and $0.5 million at September 30, 2014 and September 30, 2013. No valuation allowance has been placed against these net operating losses and credits as the Company should fully utilize them within their respective carryover periods.
Deferred taxes have not been provided on unremitted earnings of $153.0 million for certain foreign subsidiaries and foreign corporate joint ventures as such earnings have been indefinitely reinvested. These foreign entities held cash and cash equivalents of $59.9 million and $120.4 million at September 30, 2014 and September 30, 2013, respectively. Our current plans do not demonstrate a need to, nor do we have plans to, repatriate the retained earnings from these subsidiaries as the earnings are indefinitely reinvested. In the future, if we determine it is necessary to repatriate these funds, or we sell or liquidate any of these subsidiaries, we may be required to pay associated taxes on the repatriation. We may also be required to withhold foreign taxes depending on the foreign jurisdiction from which the funds are repatriated. The effective rate of tax on such repatriations may materially differ from the federal statutory tax rate and could have a material impact on tax expense in the year of repatriation; however, the Company cannot reasonably estimate the amount of such a tax event.
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
The Company had $11.2 million, $6.7 million and $7.0 million of gross unrecognized tax benefits related to uncertain tax positions at September 30, 2014, 2013 and 2012, respectively. Included in the September 30, 2014, 2013 and 2012 balances were $8.5 million, $6.7 million and $6.9 million, respectively, of unrecognized tax benefits that, if recognized, would have an impact on the effective tax rate.
A reconciliation of the unrecognized tax benefits is as follows:

	Year Ended September 30,
	2014	2013	2012
	(In millions)
Balance at beginning of year	$6.7	$7.0	$8.9
Additions for tax positions of the current year	0.2	0.3	1.0
Additions for tax positions of prior years	7.6	4.3	2.9
Reductions for tax positions of prior years	(2.7)	(3.8)	(4.1)
Settlements with tax authorities	—	(0.4)	(0.5)
Expiration of statutes of limitation	(0.6)	(0.7)	(1.2)
Balance at end of year	$11.2	$6.7	$7.0

The Company continues to recognize accrued interest and penalties related to unrecognized tax benefits as a component of the provision for income taxes. As of September 30, 2014, 2013 and 2012, respectively, the Company had $1.8 million, $1.8 million and $1.8 million accrued for the payment of interest that, if recognized, would impact the effective tax rate. As of September 30, 2014, 2013 and 2012, respectively, the Company had $0.6 million, $0.7 million and $0.8 million accrued for the payment of penalties that, if recognized, would impact the effective tax rate. For the year ended September 30, 2014, the Company recognized $0.3 million of tax interest and tax penalties in its Consolidated Statement of Operations.
Scotts Miracle-Gro or one of its subsidiaries files income tax returns in the U.S. federal jurisdiction and various state, local and foreign jurisdictions. With few exceptions, which are discussed below, the Company is no longer subject to examinations by these tax authorities for fiscal years prior to fiscal 2011. The Company is currently under examination by the Internal Revenue Service and certain foreign and U.S. state and local tax authorities. The U.S. Federal examination is limited to fiscal year 2011. Regarding the foreign jurisdictions, an audit is currently underway in France for fiscal 2010 through fiscal 2012. In regard to the U.S. state and local audits, the tax periods under examinations are limited to fiscal 2009 through fiscal 2012. In addition to these aforementioned audits, certain other tax deficiency notices and refund claims for previous years remain unresolved.
The Company currently anticipates that few of its open and active audits will be resolved in the next 12 months. The Company is unable to make a reasonably reliable estimate as to when or if cash settlements with taxing authorities may occur. Although audit outcomes and the timing of audit payments are subject to significant uncertainty, the Company does not anticipate

THE SCOTTS MIRACLE-GRO COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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
Exchange Rate Risk Management
The Company uses foreign currency forward contracts to manage the exchange rate risk associated with intercompany loans with foreign subsidiaries that are denominated in local currencies. At September 30, 2014, the notional amount of outstanding foreign currency forward contracts was $149.0 million, with a negative fair value of $0.1 million. At September 30, 2013, the notional amount of outstanding foreign currency forward contracts was $80.4 million, with a negative fair value of $2.1 million. The unrealized loss on the foreign currency forward contracts approximates the unrealized gain on the intercompany loans recognized by the Company’s lending subsidiaries. The outstanding contracts will mature over fiscal 2015.
Interest Rate Risk Management
The Company enters into interest rate swap agreements to hedge changes in cash flows attributable to interest rate risk on debt instruments. The fair values are reflected in the Company’s Consolidated Balance Sheets. Net amounts to be received or paid under the swap agreements are reflected as adjustments to interest expense. Since the interest rate swap agreements have been designated as hedging instruments, unrealized gains or losses resulting from adjusting these swaps to fair value are recorded as elements of accumulated other comprehensive income (loss) (“AOCI”) within the Consolidated Balance Sheets except for any ineffective portion of the change in fair value, which is immediately recorded in interest expense. The fair value of the swap agreements is determined based on the present value of the estimated future net cash flows using implied rates in the applicable yield curve as of the valuation date. On December 20, 2013, in conjunction with entering into the new credit facility, the Company recognized hedge ineffectiveness of $2.0 million which was recorded to interest expense.
At September 30, 2014 and 2013, the Company had outstanding interest rate swap agreements with major financial institutions that effectively converted a portion of the Company’s variable-rate debt to a fixed rate. The swap agreements had a total U.S. dollar equivalent notional amount of $1,300.0 million and $1,100.0 million at September 30, 2014 and 2013 respectively. Refer to “NOTE 10. DEBT” for the terms of the swap agreements outstanding at 2014. Included in the AOCI balance at September 30, 2014 was a loss of $6.3 million related to interest rate swap agreements that is expected to be reclassified to earnings during the next 12 months, consistent with the timing of the underlying hedged transactions.
Commodity Price Risk Management
The Company has outstanding hedging arrangements designed to fix the price of a portion of its projected future urea requirements. The contracts are designated as hedges of the Company’s exposure to future cash flow fluctuations associated with the cost of urea. The objective of the hedges is to mitigate the earnings and cash flow volatility attributable to the risk of changing prices. Unrealized gains or losses in the fair value of these contracts are recorded to AOCI within the Consolidated Balance Sheets. Realized gains or losses remain as a component of AOCI until the related inventory is sold. Upon sale of the underlying inventory, the gain or loss is reclassified to cost of sales. Included in the AOCI balance at September 30, 2014 was an immaterial gain related to urea derivatives that is expected to be reclassified to earnings during the next 12 months, consistent with the timing of the underlying hedged transactions.
The Company also uses derivatives to partially mitigate the effect of fluctuating diesel and gasoline costs on operating results. Any such derivatives that do not qualify for hedge accounting treatment in accordance with GAAP are recorded at fair value, with unrealized gains and losses on open contracts and realized gains or losses on settled contracts recorded as an element of cost of sales. Unrealized gains or losses in the fair value of contracts that do qualify for hedge accounting are recorded in AOCI, except for any ineffective portion of the change in fair value, which is immediately recorded in earnings. For the effective portion of the change in fair value, realized gains or losses remain as a component of AOCI until the related fuel is consumed. Upon

THE SCOTTS MIRACLE-GRO COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

consumption of the fuel, the gain or loss is reclassified to cost of sales. Included in the AOCI balance at September 30, 2014 was a loss of $0.1 million related to fuel derivatives that is expected to be reclassified to earnings during the next 12 months. The amounts recorded in earnings related to ineffectiveness of derivative hedges for the years ended September, 30, 2014, 2013, and 2012 were not significant.
The Company had the following outstanding commodity contracts that were entered into to hedge forecasted purchases:

September 30,
	2014	2013
Commodity
Urea	58,500 tons	49,500 tons
Diesel	5,250,000 gallons	3,528,000 gallons
Gasoline	462,000 gallons	630,000 gallons
Heating Oil	4,494,000 gallons	2,940,000 gallons

Fair Values of Derivative Instruments
The fair values of the Company’s derivative instruments were as follows:

	Assets / (Liabilities)
		2014	2013
Derivatives Designated As Hedging Instruments	Balance Sheet Location	Fair Value
		(In millions)
Interest rate swap agreements	Other assets	$4.0	$3.7
	Other current liabilities	(10.3)	(8.3)
	Other liabilities	(5.2)	(12.1)
Commodity hedging instruments	Prepaid and other assets	—	0.1
	Other current liabilities	(0.6)	(2.0)
Total derivatives designated as hedging instruments		$(12.1)	$(18.6)

Derivatives Not Designated As Hedging Instruments	Balance Sheet Location
Foreign currency forward contracts	Other current liabilities	$(0.1)	$(2.1)
Commodity hedging instruments	Other current liabilities	(1.3)	(0.3)
Total derivatives not designated as hedging instruments		$(1.4)	$(2.4)
Total derivatives		$(13.5)	$(21.0)
The effect of derivative instruments on AOCI and the Consolidated Statements of Operations for the year ended September 30 was as follows:

	Amount of Gain/(Loss) Recognized in AOCI
Derivatives in Cash Flow Hedging Relationships	2014	2013
	(In millions)
Interest rate swap agreements	$(6.6)	$(1.0)
Commodity hedging instruments	1.7	(2.3)
Total	$(4.9)	$(3.3)

THE SCOTTS MIRACLE-GRO COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Reclassified From AOCI Into	Amount of Gain/(Loss)
Derivatives in Cash Flow Hedging Relationships	Statement of Operations	2014	2013
		(In millions)
Interest rate swap agreements	Interest expense	$(10.0)	$(8.4)
Commodity hedging instruments	Cost of sales	0.5	—
Total		$(9.5)	$(8.4)

		Amount of Gain/(Loss)
Derivatives not Designated As Hedging Instruments	Recognized in Statement of Operations	2014	2013
		(In millions)
Foreign currency forward contracts	Other income, net	$(0.7)	$6.7
Commodity hedging instruments	Cost of sales	(1.0)	(0.6)
Total		$(1.7)	$6.1

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
These derivative instruments are classified within Level 2 of the valuation hierarchy and are included within other assets and other liabilities in the Company's Consolidated Balance Sheets, except for amounts expected to be settled within the next 12 months, which are included within prepaid and other current assets and other current liabilities.
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

THE SCOTTS MIRACLE-GRO COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table presents the Company’s financial assets and liabilities measured at fair value on a recurring basis at September 30, 2014:

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Unobservable Inputs (Level 3)	Total
	(In millions)
Assets
Cash equivalents	$32.0	$—	$—	$32.0
Derivatives
Interest rate swap agreements	—	4.0	—	4.0
Other	8.9	—	—	8.9
Total	$40.9	$4.0	$—	$44.9
Liabilities
Derivatives
Interest rate swap agreements	$—	$(15.5)	$—	$(15.5)
Foreign currency forward contracts	—	(0.1)	—	(0.1)
Commodity hedging instruments	—	(1.9)	—	(1.9)
Total	$—	$(17.5)	$—	$(17.5)

The following presents the Company’s non-financial assets and liabilities measured at fair value on a non-recurring basis at September 30, 2014 and describes the valuation methodologies used for non-financial assets and liabilities measured at fair value, as well as the general classification within the valuation hierarchy:

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Unobservable Inputs (Level 3)	Total Losses
	(In millions)
Ortho® brands and sub-brands	$—	$—	$92.3	$33.7

As a result of the Company's impairment review performed in the third quarter of fiscal 2014, the Company recognized an impairment charge for a non-recurring fair value adjustment of $33.7 million within the Global Consumer segment related to the Ortho® brand. The remaining fair value of the indefinite-lived Ortho® brand and sub-brands is $92.3 million. The fair value was calculated based upon the evaluation of the historical performance and future growth expectations of the Ortho® business using a royalty savings methodology similar to that employed when the associated business was acquired with updated estimates of sales, cash flow and profitability.

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

The intangible asset related to the insect repellent technology was determined to be fully impaired based on the estimated future cash flows associated with the insect repellent technology in relation to its carrying value. Also, as a result of the Company's annual impairment review performed in the fourth quarter of fiscal 2013, the Company recognized an impairment charge for a non-recurring fair value adjustment of $11.6 million within the Global Consumer segment related to the Ortho® brand and certain sub-brands of Ortho®. Certain finite-lived sub-brands of Ortho® were determined to be fully impaired. The remaining fair value of the indefinite-lived Ortho® brand and sub-brands was $126.0 million. The fair value was calculated based upon the evaluation of the historical performance and future growth of the Ortho® business using a royalty savings methodology similar to that employed when the associated business was acquired with updated estimates of sales, cash flow and profitability.

THE SCOTTS MIRACLE-GRO COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 16.  OPERATING LEASES
The Company leases certain property and equipment from third parties under various non-cancelable operating lease agreements. Certain lease agreements contain renewal and purchase options. The lease agreements generally require that the Company pay taxes, insurance and maintenance expenses related to the leased assets. Future minimum lease payments for non-cancelable operating leases at September 30, 2014, were as follows (in millions):

2015	$46.4
2016	36.2
2017	26.3
2018	20.1
2019	17.1
Thereafter	27.0
Total future minimum lease payments	$173.1

The Company also leases certain vehicles (primarily cars and light trucks) under agreements that are cancelable after the first year, but typically continue on a month-to-month basis until canceled by the Company. The vehicle leases and certain other non-cancelable operating leases contain residual value guarantees that create a contingent obligation on the part of the Company to compensate the lessor if the leased asset cannot be sold for an amount in excess of a specified minimum value at the conclusion of the lease term. If all such vehicle leases had been canceled as of September 30, 2014, the Company’s residual value guarantee would have approximated $6.4 million.
Other residual value guarantee amounts that apply at the conclusion of non-cancelable lease terms are as follows:

	Amount of Guarantee	Lease Termination Date
	(In millions)
Scotts LawnService® vehicles	$0.8	2020
Corporate aircraft	30.9	2016 and 2019

Included within the table above is a residual value guarantee related to a sale and leaseback transaction of a corporate aircraft completed in the fourth quarter of fiscal 2014.

Rent expense for fiscal 2014, fiscal 2013 and fiscal 2012 totaled $71.2 million, $61.9 million and $69.0 million, respectively.

NOTE 17.  COMMITMENTS
The Company has the following unconditional purchase obligations due during each of the next five fiscal years that have not been recognized on the Consolidated Balance Sheet at September 30, 2014 (in millions):

2015	$127.1
2016	50.0
2017	19.7
2018	4.8
2019	6.8
Thereafter	0.5
$208.9

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
Regulatory Matters
At September 30, 2014, $5.4 million was accrued in the “Other liabilities” line in the Consolidated Balance Sheet for environmental actions, the majority of which is for site remediation. The amounts accrued are believed to be adequate to cover such known environmental exposures based on current facts and estimates of likely outcomes. Although it is reasonably possible that the costs to resolve such known environmental exposures will exceed the amounts accrued, any variation from accrued amounts is not expected to be material.
Other
The Company has been named as a defendant in a number of cases alleging injuries that the lawsuits claim resulted from exposure to asbestos-containing products, apparently based on the Company’s historic use of vermiculite in certain of its products. In many of these cases, the complaints are not specific about the plaintiffs’ contacts with the Company or its products. The cases vary, but complaints in these cases generally seek unspecified monetary damages (actual, compensatory, consequential and punitive) from multiple defendants. The Company believes that the claims against it are without merit and is vigorously defending against them. It is not currently possible to reasonably estimate a probable loss, if any, associated with these cases and, accordingly, no reserves have been recorded in the Company’s Consolidated Financial Statements. The Company is reviewing agreements and policies that may provide insurance coverage or indemnity as to these claims and is pursuing coverage under some of these agreements and policies, although there can be no assurance of the results of these efforts. There can be no assurance that these cases, whether as a result of adverse outcomes or as a result of significant defense costs, will not have a material adverse effect on the Company’s financial condition, results of operations or cash flows.
In connection with the sale of wild bird food products that were the subject of a voluntary recall in 2008, the Company has been named as a defendant in four putative class actions filed on and after June 27, 2012, which have now been consolidated in the United States District Court for the Southern District of California as In re Morning Song Bird Food Litigation, Lead Case No. 3:12-cv-01592-JAH-RBB. The plaintiffs allege various statutory and common law claims associated with the Company's sale of wild bird food products and a plea agreement entered into in previously pending government proceedings associated with such sales. The plaintiffs allege, among other things, a purported class action on behalf of all persons and entities in the United States who purchased certain bird food products. The plaintiffs assert hundreds of millions of dollars in monetary damages (actual, compensatory, consequential, punitive, and treble); reimbursement, restitution, and disgorgement for benefits unjustly conferred; injunctive and declaratory relief; pre-judgment and post-judgment interest; and costs and attorneys' fees. The Company disputes the plaintiffs' assertions and intends to vigorously defend the consolidated action. Given the early stages of the action, it is not currently possible to reasonably estimate a probable loss, if any, associated with the action and, accordingly, no reserves have been recorded in the Company's Consolidated Financial Statements with respect to the action. There can be no assurance that this action, whether as a result of an adverse outcome or as a result of significant defense costs, will not have a material adverse effect on the Company's financial condition, results of operations or cash flows.
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

THE SCOTTS MIRACLE-GRO COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

	Percentage of Net Sales			Percentage of Gross Accounts Receivable at September 30,
	2014	2013	2012	2014	2013
Global Consumer segment	72%	72%	72%	62%	63%
Scotts LawnService® segment	9%	9%	9%	9%	9%
Total Concentration in United States	81%	81%	81%	71%	72%

The remainder of the Company’s net sales and accounts receivable at September 30, 2014, 2013 and 2012 were generated from customers located outside of the United States, primarily retailers, distributors and nurseries in Europe, Canada and Australia. No concentrations of these customers or individual customers within this group accounted for more than 10% of the Company’s net sales or accounts receivable for any period presented above.
The Company’s three largest customers are reported within the Global Consumer segment and are the only customers that individually represent more than 10% of reported consolidated net sales and accounts receivable for each of the last three fiscal years. These three customers accounted for the following percentages of Global Consumer segment net sales for the fiscal years ended September 30:

	Percentage of Net Sales
	2014	2013	2012
Home Depot	36%	34%	33%
Lowe's	19%	18%	18%
Walmart	13%	13%	13%

Accounts receivable for these three largest customers as a percentage of consolidated accounts receivable were 55% and 56% for September 30, 2014 and 2013, respectively.

NOTE 20.  OTHER INCOME, NET
Other (income) expense consisted of the following:

	Year Ended September 30,
	2014	2013	2012
	(In millions)
Royalty income, net	$(5.6)	$(4.7)	$(4.9)
Franchise fees	(0.3)	(0.3)	(0.3)
Foreign currency losses (gains)	1.0	0.4	(0.7)
(Gain) loss on investment of unconsolidated affiliate	(5.7)	0.4	—
Other	(4.1)	(5.8)	3.1
Total	$(14.7)	$(10.0)	$(2.8)

THE SCOTTS MIRACLE-GRO COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 21.  SEGMENT INFORMATION
The Company divides its business into the following segments — Global Consumer and Scotts LawnService®. This division of reportable segments is consistent with how the segments report to and are managed by the chief operating decision maker of the Company. The Company has made reclassifications to prior period segment amounts as a result of the change in internal organization structure associated with the disposal of the Company's wild bird food and professional seed businesses, which are reported in discontinued operations. For additional information regarding the sale, refer to “NOTE 2. DISCONTINUED OPERATIONS.”
The Global Consumer segment consists of the U.S. Consumer and International Consumer business groups. The business groups comprising this segment manufacture, market and sell dry, granular slow-release lawn fertilizers, combination lawn fertilizer and control products, grass seed, spreaders, water-soluble, liquid and continuous release garden and indoor plant foods, plant care products, potting, garden and lawn soils, mulches and other growing media products, pesticide and rodenticide products. Products are marketed to mass merchandisers, home centers, large hardware chains, warehouse clubs, distributors, garden centers and grocers in the United States, Canada, Europe, Latin America and Australia.
The Scotts LawnService® segment provides residential and commercial lawn fertilization, disease and insect control and other related services such as core aeration, tree and shrub fertilization and pest control services through Company-owned branches and independent franchisees in the United States.
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

THE SCOTTS MIRACLE-GRO COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following tables present summarized financial information concerning the Company’s reportable segments for the periods indicated:

	Year Ended September 30,
	2014	2013	2012
	(In millions)
Net sales:
Global Consumer	$2,552.0	$2,484.7	$2,483.6
Scotts LawnService®	263.0	257.8	245.8
Segment total	2,815.0	2,742.5	2,729.4
Corporate & Other	26.3	31.2	41.1
Consolidated	$2,841.3	$2,773.7	$2,770.5
Income from continuing operations before income taxes:
Global Consumer	$438.8	$403.7	$335.9
Scotts LawnService®	30.2	28.7	27.0
Segment total	469.0	432.4	362.9
Corporate & Other	(90.4)	(91.2)	(96.3)
Intangible asset amortization	(13.0)	(10.4)	(10.1)
Product registration and recall matters	—	—	(8.2)
Impairment, restructuring and other	(51.0)	(20.3)	(7.1)
Costs related to refinancing	(10.7)	—	—
Interest expense	(47.3)	(59.2)	(61.8)
Consolidated	$256.6	$251.3	$179.4
Depreciation and amortization:
Global Consumer	$48.1	$48.7	$44.2
Scotts LawnService®	3.9	4.0	4.1
Corporate & Other	12.4	13.4	14.1
	$64.4	$66.1	$62.4
Capital expenditures:
Global Consumer	$83.3	$53.3	$64.6
Scotts LawnService®	3.2	3.1	1.9
Corporate & Other	1.1	3.7	2.9
	$87.6	$60.1	$69.4

	September 30,
	2014	2013
	(In millions)
Total assets:
Global Consumer	$1,690.7	$1,564.2
Scotts LawnService®	191.3	189.8
Corporate & Other	176.3	183.2
	$2,058.3	$1,937.2

THE SCOTTS MIRACLE-GRO COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table presents net sales by product category for the Global Consumer segment:

	Year Ended September 30,
	2014	2013	2012
Net sales:
Lawn care	34%	35%	35%
Growing media	36	35	33
Controls	15	14	14
Roundup® Marketing Agreement	5	5	6
Other, primarily gardening and landscape	10	11	12
Segment total product sales	100%	100%	100%

The following table presents net sales and long-lived assets (property, plant and equipment and finite-lived intangibles) by geographic area:

	Year Ended September 30,
	2014	2013	2012
	(In millions)
Net sales:
United States	$2,328.2	$2,295.5	$2,290.7
International	513.1	478.2	479.8
	$2,841.3	$2,773.7	$2,770.5
Long-lived assets:
United States	$458.8	$419.9	$432.0
International	91.1	64.5	70.2
	$549.9	$484.4	$502.2

THE SCOTTS MIRACLE-GRO COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 22.  QUARTERLY CONSOLIDATED FINANCIAL INFORMATION (UNAUDITED)
The following is a summary of the unaudited quarterly results of operations.

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Full Year
	(In millions, except per share data)
FISCAL 2014
Net sales	$189.6	$1,081.0	$1,116.4	$454.3	$2,841.3
Gross profit	33.9	433.8	423.3	140.4	1,031.4
Income (loss) from continuing operations	(65.8)	125.7	120.7	(15.2)	165.4
Income (loss) from discontinued operations, net of tax	0.1	—	1.0	(0.3)	0.8
Net income (loss)	(65.7)	125.7	121.7	(15.5)	166.2
Income (loss) attributable to controlling interest	(65.7)	125.7	121.7	(15.2)	166.5
Basic income (loss) per common share:
Income (loss) from continuing operations	$(1.06)	$2.03	$1.97	$(0.24)	$2.69
Income (loss) from discontinued operations, net of tax	—	—	0.02	—	0.01
Basic net income (loss) per common share	$(1.06)	$2.03	$1.99	$(0.24)	$2.70
Common shares used in basic EPS calculation	62.1	61.9	61.3	61.0	61.6
Diluted income (loss) per common share:
Income (loss) from continuing operations	$(1.06)	$2.00	$1.93	$(0.24)	$2.64
Income (loss) from discontinued operations, net of tax	—	—	0.02	—	0.01
Diluted net income (loss) per common share	$(1.06)	$2.00	$1.95	$(0.24)	$2.65
Common shares and dilutive potential Common Shares used in diluted EPS calculation	62.1	62.9	62.4	61.0	62.7
FISCAL 2013
Net sales	$195.1	$1,007.9	$1,137.1	$433.6	$2,773.7
Gross profit	30.6	377.2	440.3	130.1	978.2
Income (loss) from continuing operations	(68.2)	99.1	147.7	(19.2)	159.4
Income (loss) from discontinued operations, net of tax	0.5	0.9	0.5	(0.2)	1.7
Net income (loss)	(67.7)	100.0	148.2	(19.4)	161.1
Basic income (loss) per common share:
Income (loss) from continuing operations	$(1.11)	$1.61	$2.39	$(0.31)	$2.58
Income (loss) from discontinued operations	0.01	0.01	0.01	—	0.03
Basic net income (loss) per common share	$(1.10)	$1.62	$2.40	$(0.31)	$2.61
Common shares used in basic EPS calculation	61.4	61.6	61.7	62.0	61.7
Diluted income (loss) per common share:
Income (loss) from continuing operations	$(1.11)	$1.59	$2.36	$(0.31)	$2.55
Income (loss) from discontinued operations	0.01	0.01	0.01	—	0.02
Diluted net income (loss) per common share	$(1.10)	$1.60	$2.37	$(0.31)	$2.57
Common shares and dilutive potential Common Shares used in diluted EPS calculation	61.4	62.4	62.6	62.0	62.6

Common share equivalents, such as share-based awards, are excluded from the diluted loss per common share calculation in periods where there is a loss from continuing operations because the effect of their inclusion would be anti-dilutive. The Company’s business is highly seasonal, with approximately 75% of net sales occurring in the second and third fiscal quarters.
Unusual items during fiscal 2014 consisted of impairment, restructuring and other charges. These items are reflected in the quarterly financial information as follows: first quarter restructuring costs of $0.3 million related to termination benefits; second

THE SCOTTS MIRACLE-GRO COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

quarter restructuring costs of $4.1 million related to termination benefits for U.S. and international employees, $2.0 million in additional ongoing monitoring and remediation costs for the Company's turfgrass biotechnology program and $10.7 million in costs related to refinancing; third quarter restructuring costs of $5.5 million related to termination benefits primarily for U.S. employees and impairment charges of $33.7 million related to the Ortho® brand; fourth quarter restructuring costs of $5.4 million related to termination benefits for U.S. and international employees. In March 2014, the Company completed the sale of its U.S. and Canadian wild bird food business, including intangible assets, certain on-hand inventory and fixed assets, for $4.1 million in cash and an estimated $1.0 million in future earn-out payments. In addition, in the third quarter of fiscal 2014, the Company received $3.1 million for the sale of the remaining wild bird food manufacturing facilities resulting in a gain of $1.2 million.
Unusual items during fiscal 2013 consisted of impairment, restructuring and other charges. These items are reflected in the quarterly financial information as follows: first quarter impairment, restructuring and other charges of $(0.4) million; second quarter impairment, restructuring and other charges of $0.1 million in cost of sales and $0.1 million in SG&A; third quarter impairment, restructuring and other charges of $1.5 million in cost of sales and $7.0 million in SG&A; and fourth quarter impairment, restructuring and other charges of $0.6 million in cost of sales and $11.4 million in SG&A.

NOTE 23.  FINANCIAL INFORMATION FOR SUBSIDIARY GUARANTORS AND NON-GUARANTORS
The 6.625% Senior Notes (the “Senior Notes”) issued by Scotts Miracle-Gro on December 16, 2010 are guaranteed by certain of its domestic subsidiaries and, therefore, the Company has disclosed condensed, consolidating financial information in accordance with SEC Regulation S-X Rule 3-10, Financial Statements of Guarantors and Issuers of Guaranteed Securities Registered or Being Registered. On January 15, 2014, the Company redeemed all of its outstanding $200 million aggregate principal amount of the 7.25% Senior Notes which were previously guaranteed by certain of its domestic subsidiaries. The guarantees are “full and unconditional,” as those terms are used in Regulation S-X Rule 3-10, except that a subsidiary’s guarantee will be automatically released in certain customary circumstances, such as (1) upon any sale or other disposition of all or substantially all of the assets of the subsidiary (including by way of merger or consolidation) to any person other than Scotts Miracle-Gro or any “restricted subsidiary” under the applicable indenture; (2) if the subsidiary merges with and into Scotts Miracle-Gro, with Scotts Miracle-Gro surviving such merger; (3) if the subsidiary is designated an “unrestricted subsidiary” in accordance with the applicable indenture or otherwise ceases to be a “restricted subsidiary” (including by way of liquidation or dissolution) in a transaction permitted by such indenture; (4) upon legal or covenant defeasance; (5) upon satisfaction and discharge of the Senior Notes; or (6) if the subsidiary ceases to be a “wholly owned restricted subsidiary” and the subsidiary is not otherwise required to provide a guarantee of the Senior Notes pursuant to the applicable indenture. The following 100% directly or indirectly owned subsidiaries fully and unconditionally guarantee at September 30, 2014 the Senior Notes on a joint and several basis: EG Systems, Inc., dba Scotts LawnService®; Gutwein & Co., Inc.; Hyponex Corporation; Miracle-Gro Lawn Products, Inc.; OMS Investments, Inc.; Rod McLellan Company; Sanford Scientific, Inc.; Scotts Temecula Operations, LLC; Scotts Manufacturing Company; Scotts Products Co.; Scotts Professional Products Co.; Scotts-Sierra Investments LLC; SMG Growing Media, Inc.; Swiss Farms Products, Inc.; SMGM LLC; SLS Franchise Systems, LLC; and The Scotts Company LLC (collectively, the “Guarantors”).
The following information presents Condensed, Consolidating Statements of Operations, Condensed, Consolidating Statements of Comprehensive Income and Condensed, Consolidating Statements of Cash Flows for each of the three years ended September 30, 2014, and Condensed, Consolidating Balance Sheets as of September 30, 2014 and September 30, 2013. The condensed, consolidating financial information presents, in separate columns, financial information for: Scotts Miracle-Gro on a Parent-only basis, carrying its investment in subsidiaries under the equity method; Guarantors on a combined basis, carrying their investments in subsidiaries which do not guarantee the debt (collectively, the “Non-Guarantors”) under the equity method; Non-Guarantors on a combined basis; and eliminating entries. The eliminating entries primarily reflect intercompany transactions, such as interest expense, accounts receivable and payable, short and long-term debt, and the elimination of equity investments, return on investments, and income in subsidiaries. Because the Parent is obligated to pay the unpaid principal amount and interest on all amounts borrowed by the Guarantors or Non-Guarantors under the new credit facility (and was obligated to pay the unpaid principal amount and interest on all amounts borrowed by the Guarantors and Non-Guarantors under the previous senior secured five-year revolving loan facility), the borrowings and related interest expense for the loans outstanding of the Guarantors and Non-Guarantors are also presented in the accompanying Parent-only financial information, and are then eliminated. Included in the Parent Condensed Consolidating Statements of Cash Flows for fiscal 2014, fiscal 2013, and fiscal 2012, respectively are $422.8 million, $87.8 million, and $92.9 million of dividends paid by the Guarantors and Non-Guarantors to the Parent. Included in the Guarantors Condensed Consolidating Statements of Cash Flows for fiscal 2014 are $1.3 million of dividends paid by the Non-Guarantors to the Guarantors. The dividends paid to the Parent and Guarantors represent return on investments and as such are classified within cash flows from operating activities.
In the Condensed, Consolidating Statements of Cash Flows for fiscal 2013 and fiscal 2012 (which were previously presented in our Annual Report on Form 10-K dated November 30, 2013 and are presented herein), the Company reclassified intercompany

THE SCOTTS MIRACLE-GRO COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

dividends received by Parent from Guarantors from “Net Cash (Used In) Provided By Financing Activities” to “Net Cash (Used In) Provided By Operating Activities.” In the Condensed Consolidating Balance Sheet as of September 30, 2013 (which was previously presented in our Annual Report on Form 10-K dated November 20, 2013 and is presented herein), the Company made a correction to properly reflect the Senior Notes and the credit agreement as Parent debt and the Company made related correcting adjustments to Parent intercompany assets and the elimination entries. The Company believes these changes are immaterial.

THE SCOTTS MIRACLE-GRO COMPANY
Condensed, Consolidating Statement of Operations
for the fiscal year ended September 30, 2014
(in millions)

	Parent	Subsidiary Guarantors	Non- Guarantors	Eliminations	Consolidated
Net sales	$—	$2,314.0	$527.3	$—	$2,841.3
Cost of sales	—	1,440.5	369.4	—	1,809.9
Gross profit	—	873.5	157.9	—	1,031.4
Operating expenses:
Selling, general and administrative	—	532.8	147.7	—	680.5
Impairment, restructuring and other	—	48.2	2.8	—	51.0
Other income, net	—	(12.6)	(2.1)	—	(14.7)
Income from operations	—	305.1	9.5	—	314.6
Equity income in subsidiaries	(193.2)	(8.9)	—	202.1	—
Other non-operating income	(21.3)	—	(22.2)	43.5	—
Costs related to refinancing	10.7	—	—	—	10.7
Interest expense	52.5	37.4	0.9	(43.5)	47.3
Income from continuing operations before income taxes	151.3	276.6	30.8	(202.1)	256.6
Income tax (benefit) expense from continuing operations	(14.9)	95.2	10.9	—	91.2
Income from continuing operations	166.2	181.4	19.9	(202.1)	165.4
Income from discontinued operations, net of tax	—	0.4	0.4	—	0.8
Net income	$166.2	$181.8	$20.3	$(202.1)	$166.2
Net loss attributable to noncontrolling interest	$0.3	$0.3	$—	$(0.3)	$0.3
Net income attributable to controlling interest	$166.5	$182.1	$20.3	$(202.4)	$166.5

THE SCOTTS MIRACLE-GRO COMPANY
Condensed, Consolidated Statement of Comprehensive Income
for the twelve months ended September 30, 2014
(In millions)

	Parent	Subsidiary Guarantors	Non- Guarantors	Eliminations	Consolidated
Net income	$166.2	$181.8	$20.3	$(202.1)	$166.2
Other comprehensive income (loss), net of tax:
Net foreign currency translation adjustment	(8.2)	—	(8.2)	8.2	(8.2)
Net change in derivatives	4.6	1.3	—	(1.3)	4.6
Net change in pension and other post retirement benefits	(4.8)	0.7	(5.5)	4.8	(4.8)
Total other comprehensive income (loss)	(8.4)	2.0	(13.7)	11.7	(8.4)
Comprehensive income	$157.8	$183.8	$6.6	$(190.4)	$157.8

THE SCOTTS MIRACLE-GRO COMPANY
Condensed, Consolidating Statement of Cash Flows
for the fiscal year ended September 30, 2014
(in millions)

	Parent	Subsidiary Guarantors	Non- Guarantors	Eliminations	Consolidated
NET CASH PROVIDED BY OPERATING ACTIVITIES	$388.8	$254.5	$21.7	$(424.1)	$240.9
INVESTING ACTIVITIES
Proceeds from sale of long-lived assets	—	3.7	—	—	3.7
Proceeds from sale of business	—	6.6	0.6	—	7.2
Investments in property, plant and equipment	—	(81.0)	(6.6)	—	(87.6)
Proceeds from sale and leaseback transaction	—	35.1	—	—	35.1
Investments in acquired businesses, net of cash acquired	—	(58.9)	(55.1)	—	(114.0)
Net cash used in investing activities	—	(94.5)	(61.1)	—	(155.6)
FINANCING ACTIVITIES
Borrowings under revolving and bank lines of credit and term loans	—	1,596.1	336.7	—	1,932.8
Repayments under revolving and bank lines of credit and term loans	—	(1,184.7)	(340.6)	—	(1,525.3)
Repayment of 7.25% senior notes	(200.0)	—	—	—	(200.0)
Financing and issuance fees	(6.1)	—	—	—	(6.1)
Dividends paid	(230.8)	(404.9)	(19.2)	424.1	(230.8)
Purchase of common shares	(120.0)	—	—	—	(120.0)
Payments on seller notes	—	(0.8)	—	—	(0.8)
Excess tax benefits from share-based payment arrangements	—	5.9	—	—	5.9
Cash received from exercise of stock options	20.0	—	—	—	20.0
Intercompany financing	148.1	(151.1)	3.0	—	—
Net cash used in financing activities	(388.8)	(139.5)	(20.1)	424.1	(124.3)
Effect of exchange rate changes on cash	—	—	(1.5)	—	(1.5)
Net increase (decrease) in cash and cash equivalents	—	20.5	(61.0)	—	(40.5)
Cash and cash equivalents at beginning of year	—	2.6	127.2	—	129.8
Cash and cash equivalents at end of year	$—	$23.1	$66.2	$—	$89.3

THE SCOTTS MIRACLE-GRO COMPANY
Condensed, Consolidating Balance Sheet
As of September 30, 2014
(in millions)

	Parent	Subsidiary Guarantors	Non- Guarantors	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$—	$23.1	$66.2	$—	$89.3
Accounts receivable, net	—	124.6	99.4	—	224.0
Accounts receivable pledged	—	113.7	—	—	113.7
Inventories	—	282.1	103.0	—	385.1
Prepaid and other current assets	—	85.0	37.9	—	122.9
Total current assets	—	628.5	306.5	—	935.0
Property, plant and equipment, net	—	369.5	67.5	—	437.0
Goodwill	—	344.3	6.6	—	350.9
Intangible assets, net	—	256.8	45.9	—	302.7
Other assets	23.8	14.7	28.5	(34.3)	32.7
Equity investment in subsidiaries	368.3	—	—	(368.3)	—
Intercompany assets	878.8	—	—	(878.8)	—
Total assets	$1,270.9	$1,613.8	$455.0	$(1,281.4)	$2,058.3
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current portion of debt	$—	$85.8	$6.1	$—	$91.9
Accounts payable	—	134.3	59.0	—	193.3
Other current liabilities	16.7	161.8	81.0	—	259.5
Total current liabilities	16.7	381.9	146.1	—	544.7
Long-term debt	681.8	480.0	12.4	(481.8)	692.4
Other liabilities	5.1	235.7	47.4	(34.2)	254.0
Equity investment in subsidiaries	—	106.5	—	(106.5)	—
Intercompany liabilities	—	303.5	93.5	(397.0)	—
Total liabilities	703.6	1,507.6	299.4	(1,019.5)	1,491.1
Total shareholders’ equity - controlling interest	553.8	92.7	155.6	(248.4)	553.7
Noncontrolling interest	13.5	13.5	—	(13.5)	13.5
Total equity	$567.3	$106.2	$155.6	$(261.9)	$567.2
Total liabilities and shareholders’ equity	$1,270.9	$1,613.8	$455.0	$(1,281.4)	$2,058.3

THE SCOTTS MIRACLE-GRO COMPANY
Condensed, Consolidating Statement of Operations
for the fiscal year ended September 30, 2013
(in millions)

	Parent	Subsidiary Guarantors	Non- Guarantors	Eliminations	Consolidated
Net sales	$—	$2,280.4	$493.3	$—	$2,773.7
Cost of sales	—	1,446.7	346.6	—	1,793.3
Cost of sales - impairment, restructuring and other	—	—	2.2	—	2.2
Gross profit	—	833.7	144.5	—	978.2
Operating expenses:
Selling, general and administrative	—	515.3	144.3	—	659.6
Impairment, restructuring and other	—	11.2	6.9	—	18.1
Other income, net	—	(6.9)	(3.1)	—	(10.0)
Income (loss) from operations	—	314.1	(3.6)	—	310.5
Equity income in subsidiaries	(180.9)	1.3	—	179.6	—
Other non-operating income	(20.4)	—	—	20.4	—
Interest expense	52.4	25.2	2.0	(20.4)	59.2
Income (loss) from continuing operations before income taxes	148.9	287.6	(5.6)	(179.6)	251.3
Income tax (benefit) expense from continuing operations	(12.2)	105.8	(1.7)	—	91.9
Income (loss) from continuing operations	161.1	181.8	(3.9)	(179.6)	159.4
Income from discontinued operations, net of tax	—	0.8	0.9	—	1.7
Net income (loss)	$161.1	$182.6	$(3.0)	$(179.6)	$161.1

THE SCOTTS MIRACLE-GRO COMPANY
Condensed, Consolidated Statement of Comprehensive Income
for the twelve months ended September 30, 2013
(In millions)

	Parent	Subsidiary Guarantors	Non- Guarantors	Eliminations	Consolidated
Net income (loss)	$161.1	$182.6	$(3.0)	$(179.6)	$161.1
Other comprehensive income (loss), net of tax:
Net foreign currency translation adjustment	—	—	(5.2)	—	(5.2)
Net change in derivatives	7.2	(2.1)	—	—	5.1
Net change in pension and other post retirement benefits	—	10.6	(1.0)	—	9.6
Total other comprehensive income (loss)	7.2	8.5	(6.2)	—	9.5
Comprehensive income (loss)	$168.3	$191.1	$(9.2)	$(179.6)	$170.6

THE SCOTTS MIRACLE-GRO COMPANY
Condensed, Consolidating Statement of Cash Flows
for the fiscal year ended September 30, 2013
(in millions)

	Parent	Subsidiary Guarantors	Non- Guarantors	Eliminations	Consolidated
NET CASH PROVIDED BY OPERATING ACTIVITIES	$69.8	$245.9	$114.1	$(87.8)	$342.0
INVESTING ACTIVITIES
Proceeds from sale of long-lived assets	—	0.2	3.4	—	3.6
Investments in property, plant and equipment	—	(44.6)	(15.5)	—	(60.1)
Investment in unconsolidated affiliate	—	(4.5)	—	—	(4.5)
Investments in acquired businesses, net of cash acquired	—	(3.2)	—	—	(3.2)
Net cash used in investing activities	—	(52.1)	(12.1)	—	(64.2)
FINANCING ACTIVITIES
Borrowings under revolving and bank lines of credit and term loans	—	1,130.4	344.4	—	1,474.8
Repayments under revolving and bank lines of credit and term loans	—	(1,078.5)	(603.6)	—	(1,682.1)
Dividends paid	(87.8)	(87.8)	—	87.8	(87.8)
Payments on seller notes	—	(0.8)	—	—	(0.8)
Excess tax benefits from share-based payment arrangements	—	2.0	—	—	2.0
Cash received from exercise of stock options	13.3	—	—	—	13.3
Intercompany financing	4.7	(159.1)	154.4	—	—
Net cash used in financing activities	(69.8)	(193.8)	(104.8)	87.8	(280.6)
Effect of exchange rate changes on cash	—	—	0.7	—	0.7
Net decrease in cash and cash equivalents	—	—	(2.1)	—	(2.1)
Cash and cash equivalents at beginning of year	—	2.6	129.3	—	131.9
Cash and cash equivalents at end of year	$—	$2.6	$127.2	$—	$129.8

THE SCOTTS MIRACLE-GRO COMPANY
Condensed, Consolidating Balance Sheet
As of September 30, 2013
(in millions)

	Parent	Subsidiary Guarantors	Non- Guarantors	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$—	$2.6	$127.2	$—	$129.8
Accounts receivable, net	—	119.7	86.9	—	206.6
Accounts Receivable, pledged	—	106.7	—	—	106.7
Inventories	—	247.2	77.7	—	324.9
Prepaid and other current assets	—	76.4	36.6	—	113.0
Total current assets	—	552.6	328.4	—	881.0
Property, plant and equipment, net	—	377.9	44.4	—	422.3
Goodwill	—	314.4	0.7	—	315.1
Intangible assets, net	—	244.8	39.6	—	284.4
Other assets	22.4	19.5	26.5	(34.0)	34.4
Equity investment in subsidiaries	317.1	—	—	(317.1)	—
Intercompany assets	871.7	—	—	(871.7)	—
Total assets	$1,211.2	$1,509.2	$439.6	$(1,222.8)	$1,937.2
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current portion of debt	$—	$87.3	$5.1	$—	$92.4
Accounts payable	—	83.9	53.8	—	137.7
Other current liabilities	16.0	183.4	80.3	—	279.7
Total current liabilities	16.0	354.6	139.2	—	509.8
Long-term debt	473.0	67.9	10.2	(73.0)	478.1
Other liabilities	11.7	213.3	47.8	(34.0)	238.8
Equity investment in subsidiaries	—	173.3	—	(173.3)	—
Intercompany liabilities	—	652.1	146.6	(798.7)	—
Total liabilities	500.7	1,461.2	343.8	(1,079.0)	1,226.7
Total shareholders’ equity	710.5	48.0	95.8	(143.8)	710.5
Total liabilities and shareholders’ equity	$1,211.2	$1,509.2	$439.6	$(1,222.8)	$1,937.2

THE SCOTTS MIRACLE-GRO COMPANY
Condensed, Consolidating Statement of Operations
for the fiscal year ended September 30, 2012
(in millions)

	Parent	Subsidiary Guarantors	Non- Guarantors	Eliminations	Consolidated
Net sales	$—	$2,270.7	$499.8	$—	$2,770.5
Cost of sales	—	1,464.8	348.7	—	1,813.5
Cost of sales — product registration and recall matters	—	0.4	—	—	0.4
Gross profit	—	805.5	151.1	—	956.6
Operating expenses:
Selling, general and administrative	—	550.8	152.5	—	703.3
Impairment, restructuring and other	—	7.9	(0.8)	—	7.1
Product registration and recall matters	—	7.8	—	—	7.8
Other income, net	—	(1.1)	(1.7)	—	(2.8)
Income from operations	—	240.1	1.1	—	241.2
Equity income in subsidiaries	(126.4)	1.6	—	124.8	—
Other non-operating income	(24.5)	—	—	24.5	—
Interest expense	56.5	25.4	4.4	(24.5)	61.8
Income (loss) from continuing operations before income taxes	94.4	213.1	(3.3)	(124.8)	179.4
Income tax (benefit) expense from continuing operations	(12.1)	80.9	(1.0)	—	67.8
Income (loss) from continuing operations	106.5	132.2	(2.3)	(124.8)	111.6
Income (loss) from discontinued operations, net of tax	—	(5.8)	0.7	—	(5.1)
Net income (loss)	$106.5	$126.4	$(1.6)	$(124.8)	$106.5

THE SCOTTS MIRACLE-GRO COMPANY
Condensed, Consolidated Statement of Comprehensive Income
for the twelve months ended September 30, 2012
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

THE SCOTTS MIRACLE-GRO COMPANY
Condensed, Consolidating Statement of Cash Flows
for the fiscal year ended September 30, 2012
(in millions)

	Parent	Subsidiary Guarantors	Non- Guarantors	Eliminations	Consolidated
NET CASH PROVIDED BY OPERATING ACTIVITIES	$72.9	$163.6	$9.8	$(92.9)	$153.4
INVESTING ACTIVITIES
Proceeds from sale of long-lived assets	—	0.7	—	—	0.7
Investments in property, plant and equipment	—	(61.2)	(8.2)	—	(69.4)
Investment in acquired businesses, net of cash acquired	—	(6.7)	(0.3)	—	(7.0)
Net cash used in investing activities	—	(67.2)	(8.5)	—	(75.7)
FINANCING ACTIVITIES
Borrowings under revolving and bank lines of credit and term loans	—	853.4	830.6	—	1,684.0
Repayments under revolving and bank lines of credit and term loans	—	(1,016.2)	(678.4)	—	(1,694.6)
Dividends paid	(75.4)	(92.9)	—	92.9	(75.4)
Purchase of Common Shares	(17.5)	—	—	—	(17.5)
Excess tax benefits from share-based payment arrangements	—	6.6	—	—	6.6
Cash received from exercise of stock options	17.6	—	—	—	17.6
Intercompany financing	2.4	151.0	(153.4)	—	—
Net cash used in financing activities	(72.9)	(98.1)	(1.2)	92.9	(79.3)
Effect of exchange rate changes on cash	—	—	2.6	—	2.6
Net (decrease) increase in cash and cash equivalents	—	(1.7)	2.7	—	1.0
Cash and cash equivalents at beginning of year	—	4.3	126.6	—	130.9
Cash and cash equivalents at end of year	$—	$2.6	$129.3	$—	$131.9

Schedule II—Valuation and Qualifying Accounts
for the fiscal year ended September 30, 2014

Column A	Column B	Column C	Column D	Column E	Column F
Classification	Balance at Beginning of Period	Reserves Acquired	Additions Charged to Expense	Deductions Credited and Write-Offs	Balance at End of Period
	(In millions)
Valuation and qualifying accounts deducted from the assets to which they apply:
Allowance for doubtful accounts	$9.5	$—	$6.6	$(8.6)	$7.5
Income tax valuation allowance	51.5	—	(1.5)	(1.7)	48.3

Schedule II—Valuation and Qualifying Accounts
for the fiscal year ended September 30, 2013

Column A	Column B	Column C	Column D	Column E	Column F
Classification	Balance at Beginning of Period	Reserves Acquired	Additions Charged to Expense	Deductions Credited and Write-Offs	Balance at End of Period
	(In millions)
Valuation and qualifying accounts deducted from the assets to which they apply:
Allowance for doubtful accounts	$10.5	$—	$5.5	$(6.5)	$9.5
Income tax valuation allowance	48.4	—	(4.0)	7.1	51.5

Schedule II—Valuation and Qualifying Accounts
for the fiscal year ended September 30, 2012

Column A	Column B	Column C	Column D	Column E	Column F
Classification	Balance at Beginning of Period	Reserves Acquired	Additions Charged to Expense	Deductions Credited and Write-Offs	Balance at End of Period
	(In millions)
Valuation and qualifying accounts deducted from the assets to which they apply:
Allowance for doubtful accounts	$12.9	$—	$19.1	$(21.5)	$10.5
Income tax valuation allowance	44.3	—	(0.6)	4.7	48.4

The Scotts Miracle-Gro Company
Index to Exhibits

Exhibit No.	Description	Location
3.1(a)	Initial Articles of Incorporation of The Scotts Miracle-Gro Company as filed with the Ohio Secretary of State on November 22, 2004	Incorporated herein by reference to the Current Report on Form 8-K of The Scotts Miracle-Gro Company (the “Registrant”) filed March 24, 2005 (File No. 1-11593) [Exhibit 3.1]

3.1(b)	Certificate of Amendment by Shareholders to Articles of Incorporation of The Scotts Miracle-Gro Company as filed with the Ohio Secretary of State on March 18, 2005	Incorporated herein by reference to the Registrant’s Current Report on Form 8-K filed March 24, 2005 (File No. 1-11593) [Exhibit 3.2]

3.2	Code of Regulations of The Scotts Miracle-Gro Company	Incorporated herein by reference to the Registrant’s Current Report on Form 8-K filed March 24, 2005 (File No. 1-11593) [Exhibit 3.3]

4.1(a)	Indenture, dated as of January 14, 2010, among The Scotts Miracle-Gro Company, the Guarantors (as defined therein) and U.S. Bank National Association, as trustee	Incorporated herein by reference to the Registrant’s Current Report on Form 8-K filed January 14, 2010 (File No. 1-11593) [Exhibit 4.1]

4.1(b)	First Supplemental Indenture, dated as of January 14, 2010, among The Scotts Miracle-Gro Company, the Guarantors (as defined therein) and U.S. Bank National Association, as trustee	Incorporated herein by reference to the Registrant’s Current Report on Form 8-K filed January 14, 2010 (File No. 1-11593) [Exhibit 4.2]

4.1(c)	Second Supplemental Indenture, dated as of September 28, 2011, among The Scotts Miracle-Gro Company, the Guarantors (as defined therein) and U.S. Bank National Association, as trustee	Incorporated herein by reference to the Registrant's Annual Report on Form 10-K for the fiscal year ended September 30, 2011 (File No. 1-11593) [Exhibit 4.1(c)]

4.1(d)	Third Supplemental Indenture, dated as of September 30, 2013, among The Scotts Miracle-Gro Company, the Guarantors (as defined therein) and U.S. Bank National Association, as trustee	Incorporated herein by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended December 28, 2013 (File No. 1-11593) [Exhibit 4.1]

4.1(e)	Form of 7.25% Senior Notes due 2018	Incorporated herein by reference to the Registrant’s Current Report on Form 8-K filed January 14, 2010 (File No. 1-11593) [Included in Exhibit 4.2]

4.2(a)	Indenture, dated as of December 16, 2010, by and among The Scotts Miracle-Gro Company, the Guarantors (as defined therein) and U.S. Bank National Association, as trustee	Incorporated herein by reference to the Registrant’s Current Report on Form 8-K filed December 16, 2010 (File No. 1-11593) [Exhibit 4.1]

4.2(b)	First Supplemental Indenture, dated as of September 28, 2011, by and among The Scotts Miracle-Gro Company, the Guarantors (as defined therein) and U.S. Bank National Association, as trustee	Incorporated herein by reference to the Registrant's Annual Report on Form 10-K for the fiscal year ended September 30, 2011 (File No. 1-11593) [Exhibit 4.2(b)]

4.2(c)	Second Supplemental Indenture, dated as of September 30, 2013, among The Scotts Miracle-Gro Company, the Guarantors (as defined therein) and U.S. Bank National Association, as trustee	Incorporated herein by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended December 28, 2013 (File No. 1-11593) [Exhibit 4.2]

4.2(d)	Third Supplemental Indenture, dated as of February 25, 2014, among The Scotts Miracle-Gro Company, the Guarantors (as defined therein) and U.S. Bank National Association, as trustee	Incorporated herein by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended March 29, 2014 (File No. 1-11593) [Exhibit 4.1]

4.2(e)	Form of 6.625% Senior Notes due 2020	Incorporated herein by reference to the Registrant’s Current Report on Form 8-K filed December 16, 2010 (File No. 1-11593) [Included in Exhibit 4.1]

4.2(f)
Registration Rights Agreement, dated as of December 16, 2010, by and among The Scotts Miracle-Gro Company, the Guarantors (as defined therein) and Merrill Lynch, Pierce, Fenner & Smith Incorporated, as representative of the several initial purchasers named therein
Incorporated herein by reference to the Registrant’s Current Report on Form 8-K filed December 16, 2010 (File No. 1-11593) [Exhibit 4.3]

4.3	Agreement to furnish copies of instruments and agreements defining rights of holders of long-term debt	*

10.1(a)
Amended and Restated Agreement and Plan of Merger, dated as of May 19, 1995, among Stern’s Miracle-Gro Products, Inc., Stern’s Nurseries, Inc., Miracle-Gro Lawn Products Inc., Miracle-Gro Products Limited, Hagedorn Partnership, L.P., the general partners of Hagedorn Partnership, L.P., Horace Hagedorn, Community Funds, Inc., and John Kenlon, The Scotts Company and ZYX Corporation
Incorporated herein by reference to the Current Report on Form 8-K of The Scotts Company, a Delaware corporation, filed June 2, 1995 (File No. 0-19768) [Exhibit 2(b)]

10.1(b)
First Amendment to Amended and Restated Agreement and Plan of Merger, made and entered into as of October 1, 1999, among The Scotts Company, Scotts’ Miracle-Gro Products, Inc. (as successor to ZYX Corporation and Stern’s Miracle-Gro Products, Inc.), Miracle-Gro Lawn Products Inc., Miracle-Gro Products Limited, Hagedorn Partnership, L.P., Community Funds, Inc., Horace Hagedorn and John Kenlon, and James Hagedorn, Katherine Hagedorn Littlefield, Paul Hagedorn, Peter Hagedorn, Robert Hagedorn and Susan Hagedorn
Incorporated herein by reference to the Current Report on Form 8-K of The Scotts Company, an Ohio corporation, filed October 5, 1999 (File No. 1-13292) [Exhibit 2]

10.2
Third Amended and Restated Credit Agreement, dated as of December 20, 2013, by and among The Scotts Miracle-Gro Company as the “Borrower”; the Subsidiary Borrowers (as defined in the Third Amended and Restated Credit Agreement); JPMorgan Chase Bank, N.A., as Administrative Agent; Bank of America, N.A., as Syndication Agent; CoBank, ACB, BNP Paribas, Crédit Agricole Corporate and Investment Bank, Coöperatieve Centrale Raiffeisen-Boerenleenbank B.A., “Rabobank Nederland,” New York Branch, Citizens Bank of Pennsylvania, and Wells Fargo Bank, N.A., as Documentation Agents; and the several other banks and other financial institutions from time to time parties to the Third Amended and Restated Credit Agreement (collectively, the “Lenders”)
Incorporated herein by reference to the Registrant's Current Report on Form 8-K filed December 26, 2013 (File No. 1-11593) [Exhibit 4.1]

10.3
Third Amended and Restated Guarantee and Collateral Agreement, dated as of December 20, 2013, made by The Scotts Miracle-Gro Company, each domestic Subsidiary Borrower under the Third Amended and Restated Credit Agreement, and certain of its and their domestic subsidiaries, in favor of JPMorgan Chase Bank, N.A., as Administrative Agent
Incorporated herein by reference to the Registrant's Current Report on Form 8-K filed December 26, 2013 (File No. 1-11593) [Exhibit 4.2]

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

10.5(b)†
Specimen form of Award Agreement for Directors used to evidence grants of Nonqualified Stock Options made under The Scotts Miracle-Gro Company 2003 Stock Option and Incentive Equity Plan (now known as The Scotts Miracle-Gro Company Amended and Restated 2003 Stock Option and Incentive Equity Plan) [post-2003 version]
Incorporated herein by reference to the Registrant’s Annual Report on Form 10-K for the fiscal year ended September 30, 2005 (File No. 1-11593) [Exhibit 10(v)]

10.6(a)†
The Scotts Miracle-Gro Company Long-Term Incentive Plan (reflects amendment and restatement of plan formerly known as The Scotts Miracle-Gro Company 2006 Long-Term Incentive Plan) [effective as of January 17, 2013]
Incorporated herein by reference to the Registrant’s Current Report on Form 8-K filed January 24, 2013 (File No. 1-11593) [Exhibit 10.1]

10.6(b)†
Specimen form of Award Agreement for Nonemployee Directors used to evidence grants of Time-Based Nonqualified Stock Options made under The Scotts Miracle-Gro Company 2006 Long-Term Incentive Plan (now known as The Scotts Miracle-Gro Company Long-Term Incentive Plan)
Incorporated herein by reference to the Registrant’s Current Report on Form 8-K filed February 2, 2006 (File No. 1-11593) [Exhibit 10.3]

10.6(c)(i)†
Specimen form of Deferred Stock Unit Award Agreement for Nonemployee Directors (with Related Dividend Equivalents) used to evidence grants of Deferred Stock Units made under The Scotts Miracle-Gro Company Amended and Restated 2006 Long-Term Incentive Plan (now known as The Scotts Miracle-Gro Company Long-Term Incentive Plan) [January 23, 2009 through January 19, 2012 version]
Incorporated herein by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended March 28, 2009 (File No. 1-11593) [Exhibit 10.1]

10.6(c)(ii)†
Specimen form of Deferred Stock Unit Award Agreement for Nonemployee Directors (with Related Dividend Equivalents) used to evidence grants of Deferred Stock Units made under The Scotts Miracle-Gro Company Amended and Restated 2006 Long-Term Incentive Plan (now known as The Scotts Miracle-Gro Company Long-Term Incentive Plan) [January 20, 2012 through January 17, 2013 version]
Incorporated herein by reference to the Registrant's Quarterly Report on Form 10-Q for the quarterly period ended December 31, 2011 (File No. 1-11593) [Exhibit 10.4]

10.6(c)(iii)†
Specimen form of Deferred Stock Unit Award Agreement for Nonemployee Directors (with Related Dividend Equivalents) used to evidence grant of Deferred Stock Units made on January 20, 2012 to Adam Hanft under The Scotts Miracle-Gro Company Amended and Restated Long-Term Incentive Plan (now known as The Scotts Miracle-Gro Company Long-Term Incentive Plan)
Incorporated herein by reference to the Registrant's Quarterly Report on Form 10-Q for the quarterly period ended December 31, 2011 (File No. 1-11593) [Exhibit 10.5]

10.6(c)(iv)†
Specimen form of Deferred Stock Unit Award Agreement for Nonemployee Directors (with Related Dividend Equivalents) used to evidence grants of Deferred Stock Units made under The Scotts Miracle-Gro Company Long-Term Incentive Plan [January 18, 2013 through January 30, 2014 version]
Incorporated herein by reference to the Registrant's Quarterly Report on Form 10-Q for the quarterly period ended December 29, 2012 (File No. 1-11593) [Exhibit 10.3]

10.6(c)(v)†
Specimen form of Deferred Stock Unit Award Agreement for Nonemployee Directors (with Related Dividend Equivalents) used to evidence grants of Deferred Stock Units which may be made under The Scotts Miracle-Gro Company Long-Term Incentive Plan [post-January 30, 2014 version]
Incorporated herein by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended December 28, 2013 (File No. 1-11593) [Exhibit 10.8]

10.6(c)(vi)†
Specimen form of Deferred Stock Unit Award Agreement for Nonemployee Directors (with Related Dividend Equivalents) used to evidence grants of Deferred Stock Units made on May 1, 2014 under The Scotts Miracle-Gro Company Long-Term Incentive Plan
Incorporated herein by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended March 29, 2014 (File No. 1-11593) [Exhibit 10.11]

10.6(d)(i)†
Specimen form of Deferred Stock Unit Award Agreement for Nonemployee Directors (with Related Dividend Equivalents) used to evidence grants of Deferred Stock Units made under The Scotts Miracle-Gro Company Amended and Restated 2006 Long-Term Incentive Plan (now known as The Scotts Miracle-Gro Company Long-Term Incentive Plan) [Deferral of Cash Retainer — January 22, 2010 through January 20, 2011 version]
Incorporated herein by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended January 2, 2010 (File No. 1-11593) [Exhibit 10.1]

10.6(d)(ii)†
Specimen form of Deferred Stock Unit Award Agreement for Nonemployee Directors (with Related Dividend Equivalents) used to evidence grants of Deferred Stock Units made under The Scotts Miracle-Gro Company Amended and Restated 2006 Long-Term Incentive Plan (now known as The Scotts Miracle-Gro Company Long-Term Incentive Plan) [Deferral of Cash Retainer — January 21, 2011 through January 19, 2012 version]
Incorporated herein by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended January 1, 2011 (File No. 1-11593) [Exhibit 10.4]

10.6(d)(iii)†
Specimen form of Deferred Stock Unit Award Agreement for Nonemployee Directors (with Related Dividend Equivalents) used to evidence grants of Deferred Stock Units made under The Scotts Miracle-Gro Company Amended and Restated 2006 Long-Term Incentive Plan (now known as The Scotts Miracle-Gro Company Long-Term Incentive Plan) [Deferral of Cash Retainer — January 20, 2012 through January 17, 2013 version]
Incorporated herein by reference to the Registrant's Quarterly Report on Form 10-Q for the quarterly period ended December 31, 2011 (File No. 1-11593) [Exhibit 10.6]

10.6(d)(iv)†
Specimen form of Deferred Stock Unit Award Agreement for Nonemployee Directors (with Related Dividend Equivalents) used to evidence grants of Deferred Stock Units made under The Scotts Miracle-Gro Company Long-Term Incentive Plan [Deferral of Cash Retainer — January 18, 2013 through January 30, 2014 verison]
Incorporated herein by reference to the Registrant's Quarterly Report on Form 10-Q for the quarterly period ended December 29, 2012 (File No. 1-11593) [Exhibit 10.2]

10.6(d)(v)†
Specimen form of Deferred Stock Unit Award Agreement for Nonemployee Directors (with Related Dividend Equivalents) used to evidence grants of Deferred Stock Units which may be made under The Scotts Miracle-Gro Company Long-Term Incentive Plan [Deferral of Cash Retainer — post-January 30, 2014 version]
Incorporated herein by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended December 28, 2013 (File No. 1-11593) [Exhibit 10.9]

10.6(e)†
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
Specimen form of Restricted Stock Unit Award Agreement for Employees (with Related Dividend Equivalents) used to evidence grants of Restricted Stock Units made under The Scotts Miracle-Gro Company Amended and Restated 2006 Long-Term Incentive Plan (now known as The Scotts Miracle-Gro Company Long-Term Incentive Plan) [January 20, 2012 through January 17, 2013 version]
Incorporated herein by reference to the Registrant's Quarterly Report on Form 10-Q for the quarterly period ended December 31, 2011 (File No. 1-11593) [Exhibit 10.2]

10.6(f)(ii)†
Specimen form of Restricted Stock Unit Award Agreement for Employees (with Related Dividend Equivalents) used to evidence grants of Restricted Stock Units which may be made under The Scotts Miracle-Gro Company Long-Term Incentive Plan [post-January 17, 2013 version]
Incorporated herein by reference to the Registrant's Quarterly Report on Form 10-Q for the quarterly period ended December 29, 2012 (File No. 1-11593) [Exhibit 10.5]

10.6(f)(iii)†
Form of Restricted Stock Unit Award Agreement for Employees (with Related Dividend Equivalents) used to evidence grant of Restricted Stock Units made on April 1, 2013 to Lawrence A. Hilsheimer under The Scotts Miracle-Gro Company Long-Term Incentive Plan
Incorporated herein by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended March 29, 2014 (File No. 1-11593) [Exhibit 10.1]

10.6(f)(iv)†
Form of Restricted Stock Unit Award Agreement for Employees (with Related Dividend Equivalents) used to evidence grant of Restricted Stock Units made on December 11, 2013 to James Hagedorn under The Scotts Miracle-Gro Company Long-Term Incentive Plan
Incorporated herein by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended December 28, 2013 (File No. 1-11593) [Exhibit 10.10]

10.6(f)(v)†
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
Specimen form of Performance Unit Award Agreement for Employees (with Related Dividend Equivalents) used to evidence grants of Performance Units made under The Scotts Miracle-Gro Company Amended and Restated 2006 Long-Term Incentive Plan (now known as The Scotts Miracle-Gro Company Long-Term Incentive Plan) [January 20, 2012 through January 17, 2013 version]
Incorporated herein by reference to the Registrant's Quarterly Report on Form 10-Q for the quarterly period ended December 31, 2011 (File No. 1-11593) [Exhibit 10.1]

10.6(g)(ii)†
Specimen form of Performance Unit Award Agreement for Employees (with Related Dividend Equivalents) used to evidence grants of Performance Units which may be made under The Scotts Miracle-Gro Company Long-Term Incentive Plan [post-January 17, 2013 version]
Incorporated herein by reference to the Registrant's Quarterly Report on Form 10-Q for the quarterly period ended December 29, 2012 (File No. 1-11593) [Exhibit 10.6]

10.6(g)(iii)†
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
Specimen form of Nonqualified Stock Option Award Agreement for Employees used to evidence grants of Nonqualified Stock Options made under The Scotts Miracle-Gro Company Amended and Restated 2006 Long-Term Incentive Plan (now known as The Scotts Miracle-Gro Company Long-Term Incentive Plan) [January 20, 2010 through January 19, 2012 version]
Incorporated herein by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended January 2, 2010 (File No. 1-11593) [Exhibit 10.4]

10.6(h)(iii)†
Specimen form of Nonqualified Stock Option Award Agreement for Employees used to evidence grants of Nonqualified Stock Options made under The Scotts Miracle-Gro Company Amended and Restated 2006 Long-Term Incentive Plan (now known as The Scotts Miracle-Gro Company Long-Term Incentive Plan) [January 20, 2012 through January 17, 2013 version]
Incorporated herein by reference to the Registrant's Quarterly Report on Form 10-Q for the quarterly period ended December 31, 2011 (File No. 1-11593) [Exhibit 10.3]

10.6(h)(iv)†
Specimen form of Nonqualified Stock Option Award Agreement for Employees used to evidence grants of Nonqualified Stock Options which may be made under The Scotts Miracle-Gro Company Long-Term Incentive Plan [post-January 17, 2013 version]
Incorporated herein by reference to the Registrant's Quarterly Report on Form 10-Q for the quarterly period ended December 29, 2012 (File No. 1-11593) [Exhibit 10.7]

10.7(a)†	The Scotts Company LLC Amended and Restated Executive Incentive Plan (effective as of January 30, 2014)	Incorporated herein by reference to the Registrant's Current Report on Form 8-K filed February 5, 2014 (File No. 1-11593) [Exhibit 10.1]

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
Specimen form of Employee Confidentiality, Noncompetition, Nonsolicitation Agreement for employees participating in The Scotts Company LLC Executive/Management Incentive Plan (now known as The Scotts Company LLC Amended and Restated Executive Incentive Plan) [post-2005 version]
Incorporated herein by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended July 1, 2006 (File No. 1-11593) [Exhibit 10.1]

10.7(b)(iii)†
Employee Confidentiality, Noncompetition, Nonsolicitation Agreement, dated as of December 12, 2013, by and between The Scotts Company LLC, all companies controlled by, controlling or under common control with The Scotts Company LLC, and James Hagedorn
Incorporated herein by reference to the Registrant's Current Report on Form 8-K filed December 17, 2013 (File No. 1-11593) [Exhibit 10.2]

10.7(c)†
Form of Retention Award Agreement evidencing the payment of a cash bonus on April 12, 2013 and the grant of Restricted Stock Units on May 8, 2013 under The Scotts Miracle-Gro Company Amended and Restated 2006 Long-Term Incentive Plan (now known as The Scotts Miracle-Gro Company Long-Term Incentive Plan) to Thomas Coleman (executed by The Scotts Company LLC on May 14, 2013 and by Thomas Coleman on May 16, 2013)
Incorporated herein by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended March 29, 2014 (File No. 1-11593) [Exhibit 10.2]

10.7(d)†
Executive Officers of The Scotts Miracle-Gro Company who are parties to form of Employee Confidentiality, Noncompetition, Nonsolicitation Agreement for employees participating in The Scotts Company LLC Amended and Restated Executive Incentive Plan incorporated in this Annual Report on Form 10-K as Exhibit 10.7(b)(ii)
*

10.8(a)(i)†	The Scotts Company LLC Executive Retirement Plan, As Amended and Restated as of January 1, 2011 (executed December 22, 2010)	Incorporated herein by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended January 1, 2011 (File No. 1-11593) [Exhibit 10.3]

10.8(a)(ii)†	First Amendment to The Scotts Company LLC Executive Retirement Plan, as Amended and Restated as of January 1, 2011 (effective as of January 1, 2011)	Incorporated herein by reference to the Registrant's Quarterly Report on Form 10-Q for the quarterly period ended December 29, 2012 (File No. 1-11593) [Exhibit 10.8]

10.8(a)(iii)†	Second Amendment to The Scotts Company LLC Executive Retirement Plan, as Amended and Restated as of January 1, 2011 (effective as of January 1, 2012)	Incorporated herein by reference to the Registrant's Quarterly Report on Form 10-Q for the quarterly period ended December 29, 2012 (File No. 1-11593) [Exhibit 10.9]

10.8(a)(iv)†	Third Amendment to The Scotts Company LLC Executive Retirement Plan, as Amended and Restated as of January 1, 2011 (effective as of January 1, 2013)	Incorporated herein by reference to the Registrant's Quarterly Report on Form 10-Q for the quarterly period ended December 29, 2012 (File No. 1-11593) [Exhibit 10.10]

10.8(a)(v)†	Fourth Amendment to The Scotts Company LLC Executive Retirement Plan, as Amended and Restated as of January 1, 2011 (effective as of January 1, 2014)	Incorporated herein by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended December 28, 2013 (File No. 1-11593) [Exhibit 10.5]

10.8(b)†	Form of Executive Retirement Plan Retention Award Agreement between The Scotts Company LLC and each of Barry W. Sanders, Denise S. Stump and Michael C. Lukemire (entered into on November 4, 2008)	Incorporated herein by reference to the Registrant’s Current Report on Form 8-K filed October 15, 2008 (File No. 1-11593) [Exhibit 10.2]

10.9†	Summary of Compensation for Nonemployee Directors of The Scotts Miracle-Gro Company (effective as of May 1, 2014)	*

10.10(a)†	Executive Severance Agreement, dated as of December 11, 2013, by and between The Scotts Company LLC and James Hagedorn	Incorporated herein by reference to the Registrant's Current Report on Form 8-K filed December 17, 2013 (File No. 1-11593) [Exhibit 10.1]

10.10(b)†	Consulting Agreement, dated as of February 7, 2014, between The Scotts Miracle-Gro Company and Dr. Michael Porter	Incorporated herein by reference to the Registrant's Quarterly Report on Form 10-Q for the quarterly period ended March 29, 2014 (File No. 1-11593) [Exhibit 10.8]

10.10(c)†	Separation Agreement and Release of All Claims, by and between The Scotts Company LLC (executed on January 21, 2014) and James R. Lyski (executed on January 22, 2014)	Incorporated herein by reference to the Registrant's Current Report on Form 8-K filed January 23, 2014 (File No. 1-11593) [Exhibit 10.1]

10.10(d)†	Consulting Agreement, dated February 7, 2014, between The Scotts Miracle-Gro Company and Adam Hanft [expired on August 1, 2014]	Incorporated herein by reference to the Registrant's Quarterly Report on Form 10-Q for the quarterly period ended March 29, 2014 (File No. 1-11593) [Exhibit 10.9]

10.10(e)†	Separation Agreement and Release of All Claims, entered into by and between The Scotts Company LLC (executed on April 15, 2014) and Lawrence A. Hilsheimer (executed on April 17, 2014)	Incorporated herein by reference to the Registrant's Current Report on Form 8-K filed April 17, 2014 (File No. 1-11593) [Exhibit 10.1]

10.11(a)†	The Scotts Company LLC Executive Severance Plan, adopted on May 4, 2011	Incorporated herein by reference to the Registrant’s Current Report on Form 8-K filed May 10, 2011 (File No. 1-11593) [Exhibit 10.1]

10.11(b)†	Form of Tier 1 Participation Agreement under The Scotts Company LLC Executive Severance Plan	Incorporated herein by reference to the Registrant’s Current Report on Form 8-K filed May 10, 2011 (File No. 1-11593) [Exhibit 10.2]

10.11(c)†
Executive Officers of The Scotts Miracle-Gro Company who are parties to form of Tier 1 Participation Agreement under The Scotts Company LLC Executive Severance Plan incorporated in this Annual Report on Form 10-K as Exhibit 10.11(b)
*

10.12(a)
Amended and Restated Exclusive Agency and Marketing Agreement, effective as of September 30, 1998, between Monsanto Company and The Scotts Company LLC (as successor to The Scotts Company, an Ohio corporation)
Incorporated herein by reference to the Registrant’s Annual Report on Form 10-K for the fiscal year ended September 30, 2005 (File No. 1-11593) [Exhibit 10(x)]

10.12(b)
Letter Agreement, dated March 10, 2005, amending the Amended and Restated Exclusive Agency and Marketing Agreement, dated as of September 30, 1998, between Monsanto Company and The Scotts Company LLC (as successor to The Scotts Company, an Ohio corporation)
Incorporated herein by reference to the Registrant’s Annual Report on Form 10-K for the fiscal year ended September 30, 2009 (File No. 1-11593) [Exhibit 10.17(b)]

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

10.14
Share and Business Sale Agreement, dated February 23, 2011, by and among The Scotts Company LLC, as Seller, each of the Share Sellers and Business Sellers (as defined therein), Israel Chemicals Ltd., as Purchaser, each of the Share Purchasers and Business Purchasers (as defined therein) and The Scotts Miracle-Gro Company, as Seller Guarantor
Incorporated herein by reference to the Registrant’s Current Report on Form 8-K filed March 1, 2011 (File No. 1-11593) [Exhibit 10.1]

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

10.15(c)
Second Amendment, dated as of August 29, 2014, to the Master Accounts Receivable Purchase Agreement, dated as of November 15, 2012, among The Scotts Miracle-Gro Company, The Scotts Company LLC, The Bank of Nova Scotia, Suntrust Bank, RB Receivables LLC and Mizuho Bank, Ltd., as Administrative Agent and as a Bank
Incorporated herein by reference to the Registrant’s Current Report on Form 8-K filed September 4, 2014 (File No. 1-11593) [Exhibit 10.1]

12	Computation of Ratio of Earnings to Fixed Charges	*

14	The Scotts Miracle-Gro Company Code of Business Conduct & Ethics (as revised effective January 18, 2012)	Incorporated herein by reference to the Registrant's Current Report on Form 8-K filed January 24, 2012 (File No. 1-11593) [Exhibit 14.1]

21	Subsidiaries of The Scotts Miracle-Gro Company	*

23	Consent of Independent Registered Public Accounting Firm — Deloitte & Touche LLP	*

24	Powers of Attorney of Executive Officers and Directors of The Scotts Miracle-Gro Company	*

31.1	Rule 13a-14(a)/15d-14(a) Certifications (Principal Executive Officer)	*

31.2	Rule 13a-14(a)/15d-14(a) Certifications (Principal Financial Officer)	*

32	Section 1350 Certifications (Principal Executive Officer and Principal Financial Officer)	*

101.INS	XBRL Instance Document	*

101.SCH	XBRL Taxonomy Extension Schema	*

101.CAL	XBRL Taxonomy Extension Calculation Linkbase	*

101.DEF	XBRL Taxonomy Extension Definition Linkbase	*

101.LAB	XBRL Taxonomy Extension Label Linkbase	*

101.PRE	XBRL Taxonomy Extension Presentation Linkbase	*

*	Filed or furnished herewith.
†	Management contract, compensatory plan or arrangement.