Form 10-Q
period 2014-12-27
SCOTTS MIRACLE-GRO CO
filed 2015-02-05
CIK 825542

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_________________________________________
FORM 10-Q
_________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 27, 2014
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

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐     No  ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding at February 2, 2015
Common Shares, $0.01 stated value, no par value	60,849,013 Common Shares

PART I—FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
THE SCOTTS MIRACLE-GRO COMPANY
Condensed Consolidated Statements of Operations
(In millions, except per common share data)
(Unaudited)

	THREE MONTHS ENDED
	DECEMBER 27, 2014	DECEMBER 28, 2013
Net sales	$216.2	$189.6
Cost of sales	186.9	155.7
Gross profit	29.3	33.9
Operating expenses:
Selling, general and administrative	126.9	124.3
Impairment, restructuring and other	9.6	0.3
Other income, net	(1.2)	(1.0)
Loss from operations	(106.0)	(89.7)
Interest expense	9.7	13.9
Loss from continuing operations before income taxes	(115.7)	(103.6)
Income tax benefit from continuing operations	(41.7)	(37.9)
Loss from continuing operations	(74.0)	(65.7)
Income from discontinued operations, net of tax	—	0.1
Net loss	$(74.0)	$(65.6)
Net income attributable to noncontrolling interest	$(0.6)	$—
Net loss attributable to controlling interest	$(74.6)	$(65.6)
Basic loss per common share:
Loss from continuing operations	$(1.23)	$(1.06)
Income from discontinued operations	—	—
Basic loss per common share	$(1.23)	$(1.06)
Weighted-average common shares outstanding during the period	60.8	62.1
Diluted loss per common share:
Loss from continuing operations	$(1.23)	$(1.06)
Income from discontinued operations	—	—
Diluted loss per common share	$(1.23)	$(1.06)
Weighted-average common shares outstanding during the period plus dilutive potential common shares	60.8	62.1
Dividends declared per common share	$0.450	$0.438
See notes to condensed consolidated financial statements.

THE SCOTTS MIRACLE-GRO COMPANY
Condensed Consolidated Statements of Comprehensive Income (Loss)
(In millions)
(Unaudited)

	THREE MONTHS ENDED
	DECEMBER 27, 2014	DECEMBER 28, 2013
Net loss	$(74.0)	$(65.6)
Other comprehensive income (loss), net of tax:
Net foreign currency translation adjustment	(3.0)	(1.4)
Net unrealized gains (loss) on derivative instruments, net of tax of $(0.7) and $0.2, respectively	(1.1)	0.4
Reclassification of net unrealized loss on derivatives to net income, net of tax of $0.6 and $1.9, respectively	1.0	3.1
Net unrealized (loss) in pension and other post-retirement benefits, net of tax of $0.0 and $0.2, respectively	—	(0.3)
Reclassification of net pension and post-retirement benefit income (loss) to net income, net of tax of $0.5 and $0.5, respectively	0.8	0.8
Total other comprehensive (loss) income	(2.3)	2.6
Comprehensive loss	$(76.3)	$(63.0)
See notes to condensed consolidated financial statements.

THE SCOTTS MIRACLE-GRO COMPANY
Condensed Consolidated Statements of Cash Flows
(In millions)
(Unaudited)

	THREE MONTHS ENDED
	DECEMBER 27, 2014	DECEMBER 28, 2013
OPERATING ACTIVITIES
Net loss	$(74.0)	$(65.6)
Adjustments to reconcile net income to net cash provided by operating activities:
Impairment, restructuring and other	3.6	—
Share-based compensation expense	2.1	1.8
Depreciation	12.5	13.0
Amortization	3.7	3.1
Loss on sale of assets	—	0.1
Changes in assets and liabilities, net of acquired businesses:
Accounts receivable	148.9	145.5
Inventories	(301.2)	(278.9)
Prepaid and other assets	(6.8)	(6.9)
Accounts payable	33.0	98.5
Other current liabilities	(93.8)	(88.1)
Restructuring reserves	2.1	(4.2)
Other non-current items	5.8	1.7
Other, net	(2.9)	(0.2)
Net cash used in operating activities	(267.0)	(180.2)

INVESTING ACTIVITIES
Investments in property, plant and equipment	(14.5)	(43.4)
Investment in acquired business, net of cash acquired	(11.1)	(60.0)
Net cash used in investing activities	(25.6)	(103.4)

FINANCING ACTIVITIES
Borrowings under revolving and bank lines of credit	539.6	508.3
Repayments under revolving and bank lines of credit	(167.1)	(197.1)
Financing and issuance fees	—	(6.1)
Dividends paid	(27.4)	(27.3)
Purchase of common shares	(14.8)	(8.5)
Excess tax benefits from share-based payment arrangements	0.5	2.8
Cash received from the exercise of stock options	6.2	5.1
Net cash provided by financing activities	337.0	277.2
Effect of exchange rate changes on cash	(3.6)	1.2
Net increase (decrease) in cash and cash equivalents	40.8	(5.2)
Cash and cash equivalents, beginning of period	89.3	129.8
Cash and cash equivalents, end of period	$130.1	$124.6

SUPPLEMENTAL CASH FLOW INFORMATION
Interest paid	$(11.2)	$(11.6)
Income taxes paid	$(8.6)	$(2.2)
See notes to condensed consolidated financial statements.

THE SCOTTS MIRACLE-GRO COMPANY
Condensed Consolidated Balance Sheets
(In millions, except stated value per share)
(Unaudited)

	DECEMBER 27, 2014	DECEMBER 28, 2013	SEPTEMBER 30, 2014
ASSETS
Current assets:
Cash and cash equivalents	$130.1	$124.6	$89.3
Accounts receivable, less allowances of $6.8, $8.8 and $7.5, respectively	185.4	158.2	224.0
Accounts receivable pledged	—	9.3	113.7
Inventories	682.8	605.7	385.1
Prepaid and other current assets	127.6	117.9	122.9
Total current assets	1,125.9	1,015.7	935.0
Property, plant and equipment, net of accumulated depreciation of $606.1, $586.6 and $597.2, respectively	434.4	447.5	437.0
Goodwill	364.3	335.0	350.9
Intangible assets, net	308.9	320.0	302.7
Other assets	31.7	41.2	32.7
Total assets	$2,265.2	$2,159.4	$2,058.3

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current portion of debt	$36.6	$229.7	$91.9
Accounts payable	220.0	230.8	193.3
Other current liabilities	165.3	188.4	259.5
Total current liabilities	421.9	648.9	544.7
Long term debt	1,133.3	652.3	692.4
Other liabilities	249.1	236.9	254.0
Total liabilities	1,804.3	1,538.1	1,491.1
Contingencies (note 11)
Shareholders’ equity:
Common shares and capital in excess of $.01 stated value per share; 60.7, 62.2 and 60.7 shares issued and outstanding, respectively	399.0	394.2	395.3
Retained earnings	534.6	610.2	636.9
Treasury shares, at cost; 7.5, 6.0 and 7.4 shares, respectively	(398.2)	(307.9)	(392.3)
Accumulated other comprehensive loss	(88.6)	(75.2)	(86.2)
Total shareholders’ equity - controlling interest	446.8	621.3	553.7
Noncontrolling interest	14.1	—	13.5
Total equity	$460.9	$621.3	$567.2
Total liabilities and shareholders’ equity	$2,265.2	$2,159.4	$2,058.3
See notes to condensed consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Nature of Operations
The Scotts Miracle-Gro Company (“Scotts Miracle-Gro” or “Parent”) and its subsidiaries (collectively, together with Scotts Miracle-Gro, the “Company”) are engaged in the manufacturing, marketing and sale of consumer branded products for lawn and garden care. The Company’s primary customers include home centers, mass merchandisers, warehouse clubs, large hardware chains, independent hardware stores, nurseries, garden centers and food and drug stores. The Company’s products are sold primarily in North America and the European Union. The Company also operates the Scotts LawnService® business, which provides residential and commercial lawn care, tree and shrub care and limited pest control services in the United States.
Organization and Basis of Presentation
The Company’s unaudited condensed consolidated financial statements for the three months ended December 27, 2014 and December 28, 2013 are presented in accordance with accounting principles generally accepted in the United States of America (“GAAP”). The condensed consolidated financial statements include the accounts of Scotts Miracle-Gro and its subsidiaries. All intercompany transactions and accounts have been eliminated in consolidation. The Company’s consolidation criteria are based on majority ownership (as evidenced by a majority voting interest in the entity) and an objective evaluation and determination of effective management control. AeroGrow International, Inc. (“AeroGrow”), in which the Company owns controlling interest, is consolidated with the equity owned by other shareholders shown as noncontrolling interest in the consolidated balance sheets, and the other shareholders' portion of net earnings and other comprehensive income is shown as net earnings or comprehensive income attributable to noncontrolling interest in the consolidated statement of operations and consolidated statements of comprehensive income (loss), respectively. In the opinion of management, interim results reflect all normal and recurring adjustments and are not necessarily indicative of results for a full year.
Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been omitted or condensed pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Accordingly, this report should be read in conjunction with Scotts Miracle-Gro’s Annual Report on Form 10-K for the fiscal year ended September 30, 2014 (the “2014 Annual Report”), which includes a complete set of footnote disclosures, including the Company’s significant accounting policies.
The Company’s Condensed Consolidated Balance Sheet at December 27, 2014 has been derived from the Company’s audited Consolidated Balance Sheet at that date, but does not include all of the information and footnotes required by GAAP for complete financial statements.
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
Long-lived Assets
The Company had noncash investing activities of $3.0 million and $2.0 million representing unpaid liabilities incurred during the three months ended December 27, 2014 and December 28, 2013, respectively, to acquire property, plant and equipment.
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
Going Concern
In August 2014, the FASB issued a new accounting standard that requires management to assess if there is substantial doubt about an entity’s ability to continue as a going concern for each annual and interim period. If conditions or events give rise to substantial doubt, disclosures are required. The new accounting standard will be effective as of December 31, 2016 and is not expected to have an impact on the Company's financial statement disclosures.
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
The following table summarizes the results of the wild bird food business within discontinued operations for the periods presented:

	THREE MONTHS ENDED
	DECEMBER 27, 2014	DECEMBER 28, 2013
	(In millions)
Net sales	$—	$6.8
Operating costs	—	6.6
Gain on sale of assets	—	—
Income from discontinued operations before income taxes	—	0.2
Income tax expense from discontinued operations	—	0.1
Income from discontinued operations, net of tax	$—	$0.1
NOTE 3. ACQUISITIONS
Fiscal 2015
On October 16, 2014, Scotts LawnService® acquired the assets of Action Pest Control, Inc. (“Action Pest”), a residential and commercial pest control provider in the Midwest, for $21.7 million. Action Pest provides residential and commercial pest control services to homeowners and businesses throughout Indiana, Kentucky, and Illinois. This transaction provides Scotts LawnService® an entry into the pest control market, which is part of the segment's long-term growth strategy. Included in the purchase price of $21.7 million is non-cash investing activity of $14.2 million representing the deferral of a portion of the purchase price into subsequent fiscal periods. The preliminary valuation of acquired assets included finite-lived identifiable intangible assets of $6.0 million and tax deductible goodwill of $13.6 million. Identifiable intangible assets included tradename, customer relationships and non-compete agreements with useful lives ranging between 5 to 12 years. The estimated fair values of the identifiable intangible assets were determined using an income-based approach, which includes market participant expectations of cash flows that an asset will generate over the remaining useful life discounted to present value using an appropriate rate of return. The Company expects to complete the valuation before the end of fiscal 2015. Net sales for Action Pest included in the Scotts LawnService® segment for the three months ended December 27, 2014 were $1.9 million.
In December 2014, the Company completed an acquisition within its growing media business within the Global Consumer segment to expand its naturals product offerings for an estimated purchase price of $7.1 million. Included in the purchase price of $7.1 million is non-cash investing activity of $3.5 million representing the deferral of a portion of the purchase price into subsequent fiscal periods.

On January 30, 2015, the Company completed an acquisition within its growing media business within the Global Consumer segment to expand its growing media distribution assets for an estimated purchase price of $12.6 million.
Fiscal 2014
During the three months ended September 30, 2014, the Company obtained control of the operations of AeroGrow through its increased involvement, influence, and working capital loan of $4.5 million provided in July 2014. AeroGrow is a developer, marketer, direct-seller, and wholesaler of advanced indoor garden systems designed for consumer use in gardening, cooking, healthy eating, and home and office décor markets. AeroGrow operates primarily in the United States and Canada, as well as select countries in Europe, Asia and Australia. The preliminary valuation of acquired assets included finite-lived identifiable intangible assets of $13.7 million, and goodwill of $11.6 million. Identifiable intangible assets included tradename and customer relationships with useful lives ranging between 9 to 20 years. The estimated fair values of the identifiable intangible assets were determined using an income-based approach, which includes market participant expectations of cash flows that an asset will generate over the remaining useful life discounted to present value using an appropriate rate of return. The Company expects to complete the valuation before the end of fiscal 2015. Net sales for AeroGrow included in the Global Consumer segment for the three months ended December 27, 2014 were $11.2 million.
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
On September 30, 2014, Scotts Miracle-Gro's wholly-owned subsidiary, Scotts Canada Ltd., acquired Fafard & Brothers Ltd. (“Fafard”) for $59.8 million. Fafard is a Canadian based producer of peat moss and growing media products for the consumer and professional markets, including peat-based and bark-based mixes, composts and premium soils. The acquisition of Fafard increases the Company's presence within Canada as Fafard serves customers primarily across Ontario, Quebec and New Brunswick. The preliminary valuation of acquired assets included working capital of $18.0 million, property, plant, and equipment of $23.7 million, finite-lived identifiable intangible assets of $13.6 million, and tax deductible goodwill of $6.0 million. Working capital included accounts receivable of $5.2 million, inventory of $17.3 million, and accounts payable of $4.5 million. Identifiable intangible assets included tradename, customer relationships, non-compete agreements, and peat harvesting rights with useful lives ranging between 5 to 25 years. The estimated fair values of the identifiable intangible assets were determined using an income-based approach, which includes market participant expectations of cash flows that an asset will generate over the remaining useful life discounted to present value using an appropriate rate of return. The Company expects to complete the valuation before the end of fiscal 2015. Included in the purchase price of Fafard is $7.1 million of contingent consideration, the payment of which will depend on the performance of the business over the next two years. Net sales for Fafard included in the Global Consumer segment for the three months ended December 27, 2014 were $7.8 million.
The condensed consolidated financial statements include the results of operations for these business combinations from the date of each acquisition.
NOTE 4. IMPAIRMENT, RESTRUCTURING AND OTHER
Activity described herein is classified within the “Impairment, restructuring and other” lines in the Condensed Consolidated Statements of Operations.
The following table details impairment, restructuring and other for the periods presented:

	THREE MONTHS ENDED
	DECEMBER 27, 2014	DECEMBER 28, 2013
	(In millions)
Restructuring and other	$9.6	$0.3
Goodwill and intangible asset impairments	—	—
Total impairment, restructuring and other	$9.6	$0.3

The following table summarizes the activity related to liabilities associated with the restructuring and other charges during the three months ended December 27, 2014 (in millions):

Amounts reserved for restructuring and other charges at September 30, 2014	$16.0
Restructuring and other charges	9.6
Payments and other	(7.7)
Amounts reserved for restructuring and other charges at December 27, 2014	$17.9

Included in the restructuring reserves as of December 27, 2014 is $3.7 million that is classified as long-term. Payments against the long-term reserves will be incurred as the employees covered by the restructuring plan retire. The remaining amounts reserved will continue to be paid out over the course of the next twelve months.

During the three months ended December 27, 2014, the Company recognized $9.6 million in restructuring costs related to termination benefits provided to U.S. executives and international personnel as part of a continuation of the fiscal 2014 restructuring initiative to eliminate layers and streamline decision making. The restructuring charge includes $3.6 million of costs related to the acceleration of equity compensation expense. Included within the restructuring charge incurred above was $1.0 million for the Scotts LawnService® segment, $2.0 million for the Global Consumer segment, and $6.6 million for Corporate & Other. Costs incurred to date since the inception of the fiscal 2014 initiative are $11.5 million for Global Consumer, $1.4 million for Scotts LawnService®, and $9.2 million for Corporate & Other. The Company expects to complete its fiscal 2014 restructuring initiative in the second quarter of fiscal 2015.
NOTE 5. INVENTORIES
Inventories consisted of the following for each of the periods presented:

	DECEMBER 27, 2014	DECEMBER 28, 2013	SEPTEMBER 30, 2014
	(In millions)
Finished goods	$476.4	$412.4	$217.5
Work-in-process	60.5	49.8	46.2
Raw materials	145.9	143.5	121.4
Total inventories	$682.8	$605.7	$385.1

Adjustments to reflect inventories at net realizable values were $19.1 million at December 27, 2014, $19.4 million at December 28, 2013 and $18.4 million at September 30, 2014.
NOTE 6. MARKETING AGREEMENT
The Company is Monsanto’s exclusive agent for the marketing and distribution of consumer Roundup® herbicide products (with additional rights to new products containing glyphosate or other similar non-selective herbicides) in the consumer lawn and garden market within the United States and other specified countries, including Australia, Austria, Belgium, Canada, France, Germany, the Netherlands and the United Kingdom. Under the terms of the marketing agreement the Company has entered into with Monsanto (the “Marketing Agreement”), the Company is entitled to receive an annual commission from Monsanto as consideration for the performance of the Company’s duties as agent. The annual gross commission under the Marketing Agreement is calculated as a percentage of the actual earnings before interest and income taxes of the consumer Roundup® business in the markets covered by the Marketing Agreement and is based on the achievement of two earnings thresholds, as defined in the Marketing Agreement. The Marketing Agreement also requires the Company to make annual payments to Monsanto as a contribution against the overall expenses of the consumer Roundup® business. The annual contribution payment is defined in the Marketing Agreement as $20 million.
In consideration for the rights granted to the Company under the Marketing Agreement for North America, the Company was required to pay a marketing fee of $32 million to Monsanto. The Company has deferred this amount on the basis that the payment will provide a future benefit through commissions that will be earned under the Marketing Agreement. The economic useful life over which the marketing fee is being amortized is 20 years, with a remaining amortization period of less than four years as of December 27, 2014.
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
The gross commission earned under the Marketing Agreement, the contribution payments to Monsanto and the amortization of the initial marketing fee paid to Monsanto are included in the calculation of net sales in the Company’s Consolidated Statements of Operations. The elements of the net commission and reimbursements earned under the Marketing Agreement and included in “Net sales” are as follows:

	THREE MONTHS ENDED
	DECEMBER 27, 2014	DECEMBER 28, 2013
	(In millions)
Gross commission	$—	$—
Contribution expenses	(5.0)	(5.0)
Amortization of marketing fee	(0.2)	(0.2)
Net commission income	(5.2)	(5.2)
Reimbursements associated with Marketing Agreement	17.3	15.1
Total net sales associated with Marketing Agreement	$12.1	$9.9
The Marketing Agreement has no definite term except as it relates to the European Union countries (the “EU term”). The EU term extends through September 30, 2015. Thereafter, the Marketing Agreement provides that the parties may agree to renew the EU term for an additional three years.
The Marketing Agreement provides Monsanto with termination rights upon an event of default (as defined in the Marketing Agreement) by the Company, a change in control of Monsanto or the sale of the consumer Roundup® business. The Marketing Agreement provides the Company with termination rights in certain circumstances, including an event of default by Monsanto or the sale of the consumer Roundup® business. Unless Monsanto terminates the Marketing Agreement due to an event of default by the Company, Monsanto is required to pay a termination fee to the Company that varies by program year. The termination fee is calculated as a percentage of the value of the Roundup® business exceeding a certain threshold, but in no event will the termination fee be less than $16 million. If Monsanto were to terminate the Marketing Agreement for cause, the Company would not be entitled to any termination fee. Monsanto may also be able to terminate the Marketing Agreement within a given region, including North America, without paying a termination fee if unit volume sales to consumers in that region decline: (1) over a cumulative three-fiscal-year period; or (2) by more than 5% for each of two consecutive years. If the Marketing Agreement was terminated, the Company would also lose all, or a substantial portion, of the significant source of earnings and overhead expense absorption the Marketing Agreement provides.
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

NOTE 7. DEBT
The components of long-term debt are as follows:

	DECEMBER 27, 2014	DECEMBER 28, 2013	SEPTEMBER 30, 2014
	(In millions)
Credit facility – Revolving loans	$922.9	$447.4	$481.8
Senior Notes – 7.25%	—	200.0	—
Senior Notes – 6.625%	200.0	200.0	200.0
Master Accounts Receivable Purchase Agreement	—	7.4	84.0
Other	47.0	27.2	18.5
	1,169.9	882.0	784.3
Less current portions	36.6	229.7	91.9
Total long-term debt	$1,133.3	$652.3	$692.4

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
On December 20, 2013, the Company entered into a third amended and restated senior secured credit agreement (“credit facility”), providing the Company and certain of its subsidiaries with a five-year senior secured revolving loan facility in the aggregate principal amount of up to $1.7 billion. The credit facility also provides the Company with the right to seek to increase the credit facility by an aggregate amount of up to $450.0 million, subject to certain specified conditions, including approval from lenders.
The terms of the credit facility include customary representations and warranties, affirmative and negative covenants, financial covenants and events of default. The proceeds of borrowings on the credit facility may be used: (i) to finance working capital requirements and other general corporate purposes of the Company and its subsidiaries; and (ii) to refinance the amounts outstanding under the previous credit agreement. The Company may use the credit facility for issuance of up to $75 million of letters of credit and for borrowings under swing line loans of up to $100 million. The credit facility will terminate on December 20, 2018.
Under the terms of the credit facility, loans made bear interest, at the Company’s election, at a rate per annum equal to either the ABR or LIBOR (both as defined in the credit facility) plus the applicable margin. The credit facility is guaranteed by substantially all of the Company's domestic subsidiaries. The credit facility is secured by (i) a perfected first priority security interest in all of the accounts receivable, inventory and equipment of the Company and those of the Company’s domestic subsidiaries that are parties to the third amended and restated guarantee and collateral agreement and (ii) the pledge of all of the capital stock of the Company’s domestic subsidiaries that are parties to the third amended and restated guarantee and collateral agreement.

As of December 27, 2014, there was $753.1 million of availability under the credit facility, including availability for letters of credit. At December 27, 2014, the Company had letters of credit in the aggregate face amount of $24.0 million outstanding under the credit facility.
The credit facility contains, among other obligations, an affirmative covenant regarding the Company’s leverage ratio, calculated as average total indebtedness, relative to the Company’s earnings before interest, taxes, depreciation and amortization (“EBITDA”), as adjusted pursuant to the terms of the credit facility (“Adjusted EBITDA”). Under the terms of the credit facility, the maximum leverage ratio was 4.00 as of December 27, 2014. The Company’s leverage ratio was 2.41 at December 27, 2014. The new credit facility also includes an affirmative covenant regarding its interest coverage ratio. The interest coverage ratio is calculated as Adjusted EBITDA divided by interest expense, as described in the credit facility, and excludes costs related to refinancings. Under the terms of the credit facility, the minimum interest coverage ratio was 3.50 for the twelve months ended December 27, 2014. The Company’s interest coverage ratio was 10.09 for the twelve months ended December 27, 2014. The Company may make restricted payments (as defined in the third amended and restated credit agreement); provided that if after giving effect to any such restricted payment the leverage ratio is not greater than 3.00. Otherwise the Company may only make restricted payments in an aggregate amount for each fiscal year not to exceed the amount set forth for such fiscal year ($150.0 million for 2015 and $175.0 million for 2016 and in each fiscal year thereafter).
The Company accounts for the sale of receivables under the Master Accounts Receivable Purchase Agreement (“MARP Agreement”) as short-term debt and continues to carry the receivables on its Consolidated Balance Sheet, primarily as a result of the Company’s right to repurchase receivables sold. Refer to “NOTE 10. DEBT” in the 2014 Annual Report for more information regarding the MARP Agreement. There were no borrowings under the MARP Agreement as of December 27, 2014 and $7.4 million in borrowings as of December 28, 2013. There were no receivables pledged as collateral as of December 27, 2014 and the carrying value of the receivables pledged as collateral was $9.3 million as of December 28, 2013. As of December 27, 2014, there was $29.6 million of availability under the MARP Agreement.
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
6.625% Senior Notes
The fair value of Scotts Miracle-Gro’s 6.625% senior notes due 2020 (the “6.625% Senior Notes”) can be determined based on the trading of the 6.625% Senior Notes in the open market. The difference between the carrying value and the fair value of the 6.625% Senior Notes represents the premium or discount on that date. Based on the trading value on or around December 27, 2014, December 28, 2013 and September 30, 2014, the fair value of the 6.625% Senior Notes was approximately $210.5 million, $216.2 million and $212.5 million, respectively. The fair value measurement for the 6.625% Senior Notes was classified in Level 1 of the fair value hierarchy.
Accounts Receivable Pledged
The interest rate on the short-term debt associated with accounts receivable pledged under the MARP Agreement fluctuates with the applicable LIBOR rate and thus the carrying value is a reasonable estimate of fair value. The fair value measurement for the MARP Agreement was classified in Level 2 of the fair value hierarchy.
Interest Rate Swap Agreements
The Company has outstanding interest rate swap agreements with major financial institutions that effectively converts a portion of the Company’s variable-rate debt to a fixed rate. The swap agreements had a total U.S. dollar equivalent notional amount of $1,300.0 million at December 27, 2014, $1,100.0 million at December 28, 2013, and $1,300.0 million at September 30, 2014. Interest payments made between the effective date and expiration date are hedged by the swap agreements, except as noted below. The notional amount, effective date, expiration date and rate of each of these swap agreements are shown in the table below.

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

Weighted Average Interest Rate
The weighted average interest rates on the Company's debt were 4.3% and 8.1% for the three months ended December 27, 2014 and December 28, 2013, respectively. The weighed average interest rate for the three months ended December 28, 2013 included hedge ineffectiveness of $2.0 million related to interest rate swap agreements, which was recorded to interest expense, in conjunction with entering into the credit facility.
NOTE 8. RETIREMENT AND RETIREE MEDICAL PLANS
The following summarizes the components of net periodic benefit cost for the retirement and retiree medical plans sponsored by the Company:

	THREE MONTHS ENDED
	DECEMBER 27, 2014			DECEMBER 28, 2013
	U.S. Pension	International Pension	U.S. Medical	U.S. Pension	International Pension	U.S. Medical
	(In millions)
Service cost	$—	$0.3	$0.1	$—	$0.5	$0.1
Interest cost	1.0	1.9	0.3	1.1	3.2	0.3
Expected return on plan assets	(1.3)	(2.3)	—	(1.3)	(3.6)	—
Net amortization	0.8	0.5	—	1.0	0.5	—
Net periodic benefit cost	$0.5	$0.4	$0.4	$0.8	$0.6	$0.4

NOTE 9. SHAREHOLDERS' EQUITY
During the three months ended December 27, 2014, Scotts Miracle-Gro repurchased 0.2 million of its common shares (the “Common Shares”) for $14.8 million. These repurchases were made pursuant to the $500 million share repurchase program approved by the Scotts Miracle-Gro Board of Directors in August 2014. The program allows for repurchases of Common Shares over a five-year period starting November 1, 2014 through September 30, 2019.
Share-Based Awards
The following is a summary of the share-based awards granted during the periods indicated:

	THREE MONTHS ENDED
	DECEMBER 27, 2014	DECEMBER 28, 2013
Employees
Restricted stock units	—	31,032
Board of Directors
Deferred stock units	1,355	1,035
Total share-based awards	1,355	32,067

Aggregate fair value at grant dates (in millions)	$0.1	$1.9

Total share-based compensation recognized was as follows for the periods indicated:

	THREE MONTHS ENDED
	DECEMBER 27, 2014	DECEMBER 28, 2013
	(In millions)
Share-based compensation	$2.1	$1.8
Tax benefit recognized	0.8	0.7

As of December 27, 2014 the equity attributable to noncontrolling interest was $14.1 million compared to $13.5 million as of September 30, 2014. The $0.6 million change is due to the net earnings from the Company's investment in AeroGrow.

Subsequent to December 27, 2014, Scotts Miracle-Gro awarded performance share units, restricted stock units, deferred stock units, and stock options covering 0.5 million Common Shares to employees and members of the Board of Directors with an estimated fair value of $12.2 million on the date of the grant.
NOTE 10. INCOME TAXES
The effective tax rate related to continuing operations for the three months ended December 27, 2014 was 36.0%, compared to 36.6% for the three months ended December 28, 2013. The effective tax rate used for interim reporting purposes is based on management’s best estimate of factors impacting the effective tax rate for the full fiscal year. An allocation of the income tax expense has been separately determined to report the discontinued operations, net of tax. There can be no assurance that the effective tax rate estimated for interim financial reporting purposes will approximate the effective tax rate determined at fiscal year end.
Scotts Miracle-Gro or one of its subsidiaries files income tax returns in the U.S. federal jurisdiction and various state, local and foreign jurisdictions. With few exceptions, which are discussed further below, the Company is no longer subject to examination by these tax authorities for fiscal years prior to 2011. The Company is currently under examination by the Internal Revenue Service and certain foreign and U.S. state and local tax authorities. The U.S. federal examination is limited to fiscal year 2011. Regarding the foreign jurisdictions, an audit was completed during the first quarter of fiscal 2015 in France covering fiscal years 2010 through 2012 with no impact to the consolidated financial statements. In regard to the multiple U.S., state and local audits, the tax periods under examination are limited to fiscal years 2009 through 2012. In addition to the aforementioned audits, certain other tax deficiency notices and refund claims for previous years remain unresolved.
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
Regulatory Matters
At December 27, 2014, $5.8 million was accrued in the “Other liabilities” line in the Consolidated Balance Sheet for environmental actions, the majority of which are for site remediation. The amounts accrued are believed to be adequate to cover such known environmental exposures based on current facts and estimates of likely outcomes. Although it is reasonably possible that the costs to resolve such known environmental exposures will exceed the amounts accrued, any variation from accrued amounts is not expected to be material.

Other

The Company has been named as a defendant in a number of cases alleging injuries that the lawsuits claim resulted from exposure to asbestos-containing products, apparently based on the Company’s historic use of vermiculite in certain of its products. In many of these cases, the complaints are not specific about the plaintiffs’ contacts with the Company or its products. The cases vary but complaints in these cases generally seek unspecified monetary damages (actual, compensatory, consequential and punitive) from multiple defendants. The Company believes that the claims against it are without merit and is vigorously defending against them. It is not currently possible to reasonably estimate a probable loss, if any, associated with these cases and, accordingly, no reserves have been recorded in the Company’s Consolidated Financial Statements. The Company is reviewing agreements and policies that may provide insurance coverage or indemnity as to these claims and is pursuing coverage under some of these agreements and policies, although there can be no assurance of the results of these efforts. There can be no assurance that these cases, whether as a result of adverse outcomes or as a result of significant defense costs, will not have a material effect on the Company’s financial condition, results of operations or cash flows.

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
Exchange Rate Risk Management
The Company periodically uses foreign currency forward contracts to manage the exchange rate risk associated with intercompany loans with foreign subsidiaries that are denominated in local currencies. At December 27, 2014, the notional amount of outstanding foreign currency forward contracts was $144.5 million, with a fair value of $1.2 million. At December 28, 2013, the notional amount of outstanding foreign currency forward contracts was $103.7 million, with a fair value of $0.5 million. At September 30, 2014, the notional amount of outstanding foreign currency forward contracts was $149.0 million, with a negative fair value of $0.1 million. The fair value of foreign currency forward contracts is determined based on changes in spot rates. The outstanding contracts will mature during fiscal 2015.
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

The Company has outstanding interest rate swap agreements with major financial institutions that effectively convert a portion of the Company’s variable-rate debt to a fixed rate. The swap agreements had a total U.S. dollar equivalent notional amount of $1,300.0 million at December 27, 2014 and September 30, 2014, and $1,100.0 million at December 28, 2013. Included in the AOCI balance at December 27, 2014 was a loss of $6.1 million related to interest rate swap agreements that is expected to be reclassified to earnings during the next 12 months, consistent with the timing of the underlying hedged transactions.
Commodity Price Risk Management
The Company had outstanding hedging arrangements at December 27, 2014 designed to fix the price of a portion of its projected future urea requirements. The contracts are designated as hedges of the Company’s exposure to future cash flow fluctuations associated with the cost of urea. The objective of the hedges is to mitigate the earnings and cash flow volatility attributable to the risk of changing prices. Unrealized gains or losses in the fair value of these contracts are recorded to AOCI within the Condensed Consolidated Balance Sheets. Realized gains or losses remain as a component of AOCI until the related inventory is sold. Upon sale of the underlying inventory, the gain or loss is reclassified to cost of sales. Included in the AOCI balance at December 27, 2014 was a gain of $0.5 million related to urea derivatives that is expected to be reclassified to earnings during the next 12 months, consistent with the timing of the underlying hedged transactions.
The Company also uses derivatives to partially mitigate the effect of fluctuating diesel and gasoline costs on operating results. Any such derivatives that do not qualify for hedge accounting treatment in accordance with GAAP are recorded at fair value, with unrealized gains and losses on open contracts and realized gains or losses on settled contracts recorded as an element of cost of sales. Unrealized gains or losses in the fair value of contracts that do qualify for hedge accounting are recorded in AOCI except for any ineffective portion of the change in fair value, which is immediately recorded in earnings. For the effective portion of the change in fair value, realized gains or losses remain as a component of AOCI until the related fuel is consumed. Upon consumption of the fuel, the gain or loss is reclassified to cost of sales. At December 27, 2014 there were no amounts included within AOCI.

The Company had the following outstanding commodity contracts that were entered into to hedge forecasted purchases:

Commodity	DECEMBER 27, 2014	DECEMBER 28, 2013	SEPTEMBER 30, 2014
Urea	58,500 tons	25,500 tons	58,500 tons
Diesel	6,930,000 gallons	4,830,000 gallons	5,250,000 gallons
Gasoline	462,000 gallons	672,000 gallons	462,000 gallons
Heating Oil	7,728,000 gallons	4,494,000 gallons	4,494,000 gallons

Fair Values of Derivative Instruments
The fair values of the Company’s derivative instruments were as follows:

		ASSETS / (LIABILITIES)
DERIVATIVES DESIGNATED AS HEDGING INSTRUMENTS		DECEMBER 27, 2014	DECEMBER 28, 2013	SEPTEMBER 30, 2014
	BALANCE SHEET LOCATION	FAIR VALUE
		(In millions)
Interest rate swap agreements	Other assets	$2.2	$4.8	$4.0
	Other current liabilities	(10.2)	(8.4)	(10.3)
	Other liabilities	(5.2)	(12.0)	(5.2)
Commodity hedging instruments	Prepaid and other current assets	0.4	1.1	—
	Other current liabilities	—	—	(0.6)
Total derivatives designated as hedging instruments		$(12.8)	$(14.5)	$(12.1)

DERIVATIVES NOT DESIGNATED AS HEDGING INSTRUMENTS	BALANCE SHEET LOCATION
Foreign currency forward contracts	Prepaid and other current assets	$1.2	$—	$—
	Other current liabilities	—	(0.5)	(0.1)
Commodity hedging instruments	Prepaid and other current assets	—	0.4	—
	Other current liabilities	(9.1)	—	(1.3)
Total derivatives not designated as hedging instruments		$(7.9)	$(0.1)	$(1.4)
Total derivatives		$(20.7)	$(14.6)	$(13.5)

The effect of derivative instruments on AOCI and the Condensed Consolidated Statements of Operations was as follows:

DERIVATIVES IN CASH FLOW HEDGING RELATIONSHIPS	AMOUNT OF GAIN / (LOSS) RECOGNIZED IN AOCI
	THREE MONTHS ENDED
	DECEMBER 27, 2014	DECEMBER 28, 2013
	(In millions)
Interest rate swap agreements	$(1.7)	$(0.8)
Commodity hedging instruments	0.6	1.2
Total	$(1.1)	$0.4

DERIVATIVES IN CASH FLOW HEDGING RELATIONSHIPS	RECLASSIFIED FROM AOCI INTO STATEMENT OF OPERATIONS	AMOUNT OF GAIN / (LOSS)
		THREE MONTHS ENDED
		DECEMBER 27, 2014	DECEMBER 28, 2013
		(In millions)
Interest rate swap agreements	Interest expense	$(1.0)	$(3.1)
Commodity hedging instruments	Cost of sales	—	—
Total		$(1.0)	$(3.1)

DERIVATIVES NOT DESIGNATED AS HEDGING INSTRUMENTS	RECOGNIZED IN STATEMENT OF OPERATIONS	AMOUNT OF GAIN / (LOSS)
		THREE MONTHS ENDED
		DECEMBER 27, 2014	DECEMBER 28, 2013
		(In millions)
Foreign currency forward contracts	Other income, net	$3.1	$(1.3)
Commodity hedging instruments	Cost of sales	(8.3)	0.6
Total		$(5.2)	$(0.7)

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

The following table presents the Company’s financial assets and liabilities measured at fair value on a recurring basis at December 27, 2014:

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Unobservable Inputs (Level 3)	Total
	(In millions)
Assets
Cash equivalents	$88.8	$—	$—	$88.8
Derivatives
Interest rate swap agreements	—	2.2	—	2.2
Foreign currency forward contracts	—	1.2	—	1.2
Commodity hedging instruments	—	0.4	—	0.4
Other	10.1	—	—	10.1
Total	$98.9	$3.8	$—	$102.7
Liabilities
Derivatives
Interest rate swap agreements	$—	$(15.4)	$—	$(15.4)
Commodity hedging instruments	—	(9.1)	—	(9.1)
Total	$—	$(24.5)	$—	$(24.5)
The following table presents the Company’s financial assets and liabilities measured at fair value on a recurring basis at December 28, 2013:

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Unobservable Inputs (Level 3)	Total
	(In millions)
Assets
Cash equivalents	$85.6	$—	$—	$85.6
Derivatives
Interest rate swap agreements	—	4.8	—	4.8
Commodity hedging instruments	—	1.5	—	1.5
Other	7.6	—	—	7.6
Total	$93.2	$6.3	$—	$99.5
Liabilities
Derivatives
Interest rate swap agreements	$—	$(20.4)	$—	$(20.4)
Foreign currency forward contracts	—	(0.5)	—	(0.5)
Total	$—	$(20.9)	$—	$(20.9)

The following table presents the Company’s financial assets and liabilities measured at fair value on a recurring basis at September 30, 2014:

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Unobservable Inputs (Level 3)	Total
	(In millions)
Assets
Cash equivalents	$32.0	$—	$—	$32.0
Derivatives
Interest rate swap agreements	—	4.0	—	4.0
Other	8.9	—	—	8.9
Total	$40.9	$4.0	$—	$44.9
Liabilities
Derivatives
Interest rate swap agreements	$—	$(15.5)	$—	$(15.5)
Foreign currency forward contracts	—	(0.1)	—	(0.1)
Commodity hedging instruments	—	(1.9)	—	(1.9)
Total	$—	$(17.5)	$—	$(17.5)

NOTE 14. SEGMENT INFORMATION
The Company divides its business into two segments — Global Consumer and Scotts LawnService®. This division of reportable segments is consistent with how the segments report to and are managed by the chief operating decision maker of the Company.
Segment performance is evaluated on several factors, including income from continuing operations before amortization and impairment, restructuring and other charges, which is not a GAAP measure. Senior management uses this measure of operating profit to gauge segment performance because the Company believes this measure is the most indicative of performance trends and the overall earnings potential of each segment.
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

The following tables present summarized financial information concerning the Company’s reportable segments for the periods indicated:

	THREE MONTHS ENDED
	DECEMBER 27, 2014	DECEMBER 28, 2013
	(In millions)
Net sales:
Global Consumer	$163.6	$138.4
Scotts LawnService®	46.7	46.3
Segment total	210.3	184.7
Corporate & Other	5.9	4.9
Consolidated	$216.2	$189.6
Income (loss) from continuing operations before income taxes:
Global Consumer	$(74.2)	$(67.4)
Scotts LawnService®	1.5	2.6
Segment total	(72.7)	(64.8)
Corporate & Other	(20.2)	(21.7)
Intangible asset amortization	(3.5)	(2.9)
Impairment, restructuring and other	(9.6)	(0.3)
Interest expense	(9.7)	(13.9)
Consolidated	$(115.7)	$(103.6)

	DECEMBER 27, 2014	DECEMBER 28, 2013	SEPTEMBER 30, 2014
	(In millions)
Total assets:
Global Consumer	$1,833.7	$1,812.2	$1,690.7
Scotts LawnService®	191.8	168.0	191.3
Corporate & Other	239.7	179.2	176.3
Consolidated	$2,265.2	$2,159.4	$2,058.3

NOTE 15. FINANCIAL INFORMATION FOR SUBSIDIARY GUARANTORS AND NON-GUARANTORS
The 6.625% Senior Notes (the “6.625% Senior Notes”) issued by Scotts Miracle-Gro on December 16, 2010 are guaranteed at December 27, 2014 by certain of its domestic subsidiaries and, therefore, the Company has disclosed condensed consolidating financial information in accordance with SEC Regulation S-X Rule 3-10, Financial Statements of Guarantors and Issuers of Guaranteed Securities Registered or Being Registered. On January 15, 2014, the Company redeemed all of its outstanding $200 million aggregate principal amount of 7.25% Senior Notes which were previously guaranteed by certain of its domestic subsidiaries. The guarantees are “full and unconditional,” as those terms are used in Regulation S-X Rule 3-10, except that a subsidiary’s guarantee will be automatically released in certain customary circumstances, such as (1) upon any sale or other disposition of all or substantially all of the assets of the subsidiary (including by way of merger or consolidation) to any person other than Scotts Miracle-Gro or any “restricted subsidiary” under the applicable indenture; (2) if the subsidiary merges with and into Scotts Miracle-Gro, with Scotts Miracle-Gro surviving such merger; (3) if the subsidiary is designated an “unrestricted subsidiary” in accordance with the applicable indenture or otherwise ceases to be a “restricted subsidiary” (including by way of liquidation or dissolution) in a transaction permitted by such indenture; (4) upon legal or covenant defeasance; (5) upon satisfaction and discharge of the 6.625% Senior Notes; or (6) if the subsidiary ceases to be a “wholly owned restricted subsidiary” and the subsidiary is not otherwise required to provide a guarantee of the 6.625% Senior Notes pursuant to the applicable indenture. The following 100% directly or indirectly owned subsidiaries fully and unconditionally guarantee at December 27, 2014 the 6.625% Senior Notes on a joint and several basis: EG Systems, Inc., dba Scotts LawnService®; Gutwein & Co., Inc.; Hyponex Corporation; Miracle-Gro Lawn Products, Inc.; OMS Investments, Inc.; Rod McLellan Company; Sanford Scientific, Inc.; Scotts Temecula Operations, LLC; Scotts Manufacturing Company; Scotts Products Co.; Scotts Professional Products Co.; Scotts-Sierra Investments LLC; SMG Growing Media, Inc.; Swiss Farms Products, Inc.; SMGM LLC; SLS Franchise Systems, LLC; and The Scotts Company LLC (collectively, the “Guarantors”). SLS Franchise Systems, LLC was added as a guarantor to The Scotts Miracle-Gro Company indenture governing its 6.625% Senior Notes on February 25, 2014. Accordingly, SLS Franchise Systems, LLC was added as a Guarantor effective in the three month period ending March 29, 2014 and all periods presented.
The following information presents Condensed Consolidating Statements of Operations for the three months ended December 27, 2014 and December 28, 2013, Condensed Consolidating Statements of Comprehensive Income (Loss) for the three months ended December 27, 2014 and December 28, 2013, Condensed Consolidating Statements of Cash Flows for the three months ended December 27, 2014 and December 28, 2013, and Condensed Consolidating Balance Sheets as of December 27, 2014, December 28, 2013 and September 30, 2014. The condensed consolidating financial information presents, in separate columns, financial information for: Scotts Miracle-Gro on a Parent-only basis, carrying its investment in subsidiaries under the equity method; Guarantors on a combined basis, carrying their investments in subsidiaries which do not guarantee the debt (collectively, the “Non-Guarantors”) under the equity method; Non-Guarantors on a combined basis; and eliminating entries. The eliminating entries primarily reflect intercompany transactions, such as interest expense, accounts receivable and payable, short and long-term debt, and the elimination of equity investments, return on investments and income in subsidiaries. Because the Parent is obligated to pay the unpaid principal amount and interest on all amounts borrowed by the Guarantors or Non-Guarantors under the credit facility (and was obligated to pay the unpaid principal amount and interest on all amounts borrowed by the Guarantors and Non-Guarantors under the previous senior secured five-year revolving loan facility), the borrowings and related interest expense for the loans outstanding of the Guarantors and Non-Guarantors are also presented in the accompanying Parent-only financial information, and are then eliminated. Included in the Parent Condensed Consolidating Statement of Cash Flow for December 27, 2014 and December 28, 2013, respectively are $48.9 million and $35.8 million of dividends paid by the Guarantors to the Parent representing return on investments and as such are classified within cash flows from operating activities.

THE SCOTTS MIRACLE-GRO COMPANY
Condensed Consolidating Statement of Operations
for the three months ended December 27, 2014
(In millions)
(Unaudited)

	Parent	Subsidiary Guarantors	Non- Guarantors	Eliminations/Consolidations	Consolidated
Net sales	$—	$146.5	$69.7	$—	$216.2
Cost of sales	—	130.5	56.4	—	186.9
Gross profit	—	16.0	13.3	—	29.3
Operating expenses:
Selling, general and administrative	—	94.5	31.9	0.5	126.9
Impairment, restructuring and other	—	8.9	0.7	—	9.6
Other income, net	—	(1.2)	—	—	(1.2)
Loss from operations	—	(86.2)	(19.3)	(0.5)	(106.0)
Equity income in subsidiaries	69.2	3.4	—	(72.6)	—
Other non-operating income	(4.5)	—	(5.5)	10.0	—
Interest expense	11.2	8.3	0.2	(10.0)	9.7
Loss from continuing operations before income taxes	(75.9)	(97.9)	(14.0)	72.1	(115.7)
Income tax benefit from continuing operations	(2.4)	(33.9)	(5.4)	—	(41.7)
Loss from continuing operations	(73.5)	(64.0)	(8.6)	72.1	(74.0)
Income from discontinued operations, net of tax	—	—	—	—	—
Net loss	$(73.5)	$(64.0)	$(8.6)	$72.1	$(74.0)
Net income attributable to noncontrolling interest	$—	$—	$—	$(0.6)	$(0.6)
Net loss attributable to controlling interest	$(73.5)	$(64.0)	$(8.6)	$71.5	$(74.6)

THE SCOTTS MIRACLE-GRO COMPANY
Condensed Consolidated Statement of Comprehensive Income (Loss)
for the three months ended December 27, 2014
(In millions)
(Unaudited)

	Parent	Subsidiary Guarantors	Non- Guarantors	Eliminations/Consolidations	Consolidated
Net loss	$(73.5)	$(64.0)	$(8.6)	$72.1	$(74.0)
Other comprehensive income (loss), net of tax:
Net foreign currency translation adjustment	(3.0)	—	(3.0)	3.0	(3.0)
Net change in derivatives	(0.1)	0.6	—	(0.6)	(0.1)
Net change in pension and other post retirement benefits	0.8	0.5	0.3	(0.8)	0.8
Total other comprehensive (loss) income	(2.3)	1.1	(2.7)	1.6	(2.3)
Comprehensive loss	$(75.8)	$(62.9)	$(11.3)	$73.7	$(76.3)

THE SCOTTS MIRACLE-GRO COMPANY
Condensed Consolidating Statement of Cash Flows
for the three months ended December 27, 2014
(In millions)
(Unaudited)

	Parent	Subsidiary Guarantors	Non- Guarantors	Eliminations/Consolidations	Consolidated
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES (a)	$24.9	$(198.6)	$(40.2)	$(53.1)	$(267.0)

INVESTING ACTIVITIES
Investments in property, plant and equipment	—	(12.4)	(2.1)	—	(14.5)
Investment in acquired business, net of cash acquired	—	(11.1)	—	—	(11.1)
Net cash used in investing activities	—	(23.5)	(2.1)	—	(25.6)

FINANCING ACTIVITIES
Borrowings under revolving and bank lines of credit	—	480.7	58.9	—	539.6
Repayments under revolving and bank lines of credit	—	(156.5)	(10.6)	—	(167.1)
Dividends paid	(27.4)	(48.9)	(3.7)	52.6	(27.4)
Purchase of common shares	(14.8)	—	—	—	(14.8)
Excess tax benefits from share-based payment arrangements	—	0.5	—	—	0.5
Cash received from the exercise of stock options	6.2	—	—	—	6.2
Intercompany financing	11.1	(12.9)	1.3	0.5	—
Net cash (used in) provided by financing activities	(24.9)	262.9	45.9	53.1	337.0
Effect of exchange rate changes on cash	—	—	(3.6)	—	(3.6)
Net increase in cash and cash equivalents	—	40.8	—	—	40.8
Cash and cash equivalents, beginning of period	—	23.1	66.2	—	89.3
Cash and cash equivalents, end of period	$—	$63.9	$66.2	$—	$130.1

(a)	Cash received by the Parent from its subsidiaries in the form of dividends in the amount of $48.9 million represent return on investments and are included in cash flows from operating activities.

THE SCOTTS MIRACLE-GRO COMPANY
Condensed Consolidating Balance Sheet
As of December 27, 2014
(In millions)
(Unaudited)

	Parent	Subsidiary Guarantors	Non- Guarantors	Eliminations/Consolidations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$—	$63.9	$66.2	$—	$130.1
Accounts receivable, net	—	97.7	87.7	—	185.4
Inventories	—	547.2	135.6	—	682.8
Prepaid and other current assets	—	84.8	42.8	—	127.6
Total current assets	—	793.6	332.3	—	1,125.9
Property, plant and equipment, net	—	370.4	64.0	—	434.4
Goodwill	—	346.3	6.4	11.6	364.3
Intangible assets, net	—	247.4	48.5	13.0	308.9
Other assets	21.1	16.0	27.5	(32.9)	31.7
Equity investment in subsidiaries	300.7	—	—	(300.7)	—
Intercompany assets	1,266.6	—	—	(1,266.6)	—
Total assets	$1,588.4	$1,773.7	$478.7	$(1,575.6)	$2,265.2

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current portion of debt	$—	$16.0	$20.6	$—	$36.6
Accounts payable	—	162.7	57.3	—	220.0
Other current liabilities	13.6	77.3	74.4	—	165.3
Total current liabilities	13.6	256.0	152.3	—	421.9
Long-term debt	1,122.9	888.4	44.8	(922.8)	1,133.3
Other liabilities	5.1	224.9	47.0	(27.9)	249.1
Equity investment in subsidiaries	—	99.0	—	(99.0)	—
Intercompany liabilities	—	257.5	87.1	(344.6)	—
Total liabilities	1,141.6	1,725.8	331.2	(1,394.3)	1,804.3
Total shareholders' equity - controlling interest	446.8	47.9	147.5	(195.4)	446.8
Noncontrolling interest	—	—	—	14.1	14.1
Total equity	$446.8	$47.9	$147.5	$(181.3)	$460.9
Total liabilities and shareholders’ equity	$1,588.4	$1,773.7	$478.7	$(1,575.6)	$2,265.2

THE SCOTTS MIRACLE-GRO COMPANY
Condensed Consolidating Statement of Operations
for the three months ended December 28, 2013
(In millions)
(Unaudited)

	Parent	Subsidiary Guarantors	Non- Guarantors	Eliminations/Consolidations	Consolidated
Net sales	$—	$142.9	$46.7	$—	$189.6
Cost of sales	—	118.1	37.6	—	155.7
Gross profit	—	24.8	9.1	—	33.9
Operating expenses:
Selling, general and administrative	—	97.5	26.8	—	124.3
Impairment, restructuring and other	—	—	0.3	—	0.3
Other income, net	—	(1.0)	—	—	(1.0)
Loss from operations	—	(71.7)	(18.0)	—	(89.7)
Equity income in subsidiaries	55.5	3.4	—	(58.9)	—
Other non-operating income	(3.2)	—	(5.8)	9.0	—
Interest expense	13.6	9.1	0.2	(9.0)	13.9
Loss from continuing operations before income taxes	(65.9)	(84.2)	(12.4)	58.9	(103.6)
Income tax benefit from continuing operations	(0.3)	(33.1)	(4.5)	—	(37.9)
Loss from continuing operations	(65.6)	(51.1)	(7.9)	58.9	(65.7)
Income (loss) from discontinued operations, net of tax	—	(0.1)	0.2	—	0.1
Net loss	$(65.6)	$(51.2)	$(7.7)	$58.9	$(65.6)
Net income attributable to noncontrolling interest	$—	$—	$—	$—	$—
Net loss attributable to controlling interest	$(65.6)	$(51.2)	$(7.7)	$58.9	$(65.6)

THE SCOTTS MIRACLE-GRO COMPANY
Condensed Consolidated Statement of Comprehensive Income (Loss)
for the three months ended December 28, 2013
(In millions)
(Unaudited)

	Parent	Subsidiary Guarantors	Non- Guarantors	Eliminations/Consolidations	Consolidated
Net loss	$(65.6)	$(51.2)	$(7.7)	$58.9	$(65.6)
Other comprehensive income (loss), net of tax:
Net foreign currency translation adjustment	—	—	(1.4)	—	(1.4)
Net change in derivatives	1.1	2.4	—	—	3.5
Net change in pension and other post retirement benefits	—	0.6	(0.1)	—	0.5
Total other comprehensive income (loss)	1.1	3.0	(1.5)	—	2.6
Comprehensive loss	$(64.5)	$(48.2)	$(9.2)	$58.9	$(63.0)

THE SCOTTS MIRACLE-GRO COMPANY
Condensed Consolidating Statement of Cash Flows
for the three months ended December 28, 2013
(In millions)
(Unaudited)

	Parent	Subsidiary Guarantors	Non- Guarantors	Eliminations/Consolidations	Consolidated
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES (a)	$26.7	$(128.4)	$(42.7)	$(35.8)	$(180.2)

INVESTING ACTIVITIES
Investments in property, plant and equipment	—	(41.5)	(1.9)	—	(43.4)
Investment in acquired business, net of cash acquired	—	(60.0)	—	—	(60.0)
Net cash used in investing activities	—	(101.5)	(1.9)	—	(103.4)

FINANCING ACTIVITIES
Borrowings under revolving and bank lines of credit	—	389.5	118.8	—	508.3
Repayments under revolving and bank lines of credit	—	(96.0)	(101.1)	—	(197.1)
Financing and issuance fees	(6.1)	—	—	—	(6.1)
Dividends paid	(27.3)	(35.8)	—	35.8	(27.3)
Purchase of common shares	(8.5)	—	—	—	(8.5)
Excess tax benefits from share-based payment arrangements	—	2.8	—	—	2.8
Cash received from the exercise of stock options	5.1	—	—	—	5.1
Intercompany financing	10.1	(31.9)	21.8	—	—
Net cash (used in) provided by financing activities	(26.7)	228.6	39.5	35.8	277.2
Effect of exchange rate changes on cash	—	—	1.2	—	1.2
Net decrease in cash and cash equivalents	—	(1.3)	(3.9)	—	(5.2)
Cash and cash equivalents, beginning of period	—	2.6	127.2	—	129.8
Cash and cash equivalents, end of period	$—	$1.3	$123.3	$—	$124.6

(a)	Cash received by the Parent from its subsidiaries in the form of dividends in the amount of $35.8 million represent return on investments and are included in cash flows from operating activities.

THE SCOTTS MIRACLE-GRO COMPANY
Condensed Consolidating Balance Sheet
As of December 28, 2013
(In millions)
(Unaudited)

	Parent	Subsidiary Guarantors	Non- Guarantors	Eliminations/Consolidations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$—	$1.3	$123.3	$—	$124.6
Accounts receivable, net	—	73.7	84.5	—	158.2
Accounts receivable pledged	—	9.3	—	—	9.3
Inventories	—	492.6	113.1	—	605.7
Prepaid and other current assets	—	78.1	39.8	—	117.9
Total current assets	—	655.0	360.7	—	1,015.7
Property, plant and equipment, net	—	404.0	43.5	—	447.5
Goodwill	—	334.4	0.6	—	335.0
Intangible assets, net	—	281.1	38.9	—	320.0
Other assets	32.4	14.0	29.1	(34.3)	41.2
Equity investment in subsidiaries	399.0	—	—	(399.0)	—
Intercompany assets	1,066.1	—	—	(1,066.1)	—
Total assets	$1,497.5	$1,688.5	$472.8	$(1,499.4)	$2,159.4

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current portion of debt	$200.0	$9.3	$20.4	$—	$229.7
Accounts payable	—	166.4	64.4	—	230.8
Other current liabilities	16.7	103.7	68.0	—	188.4
Total current liabilities	216.7	279.4	152.8	—	648.9
Long-term debt	647.4	439.4	12.9	(447.4)	652.3
Other liabilities	12.1	213.1	46.0	(34.3)	236.9
Equity investment in subsidiaries	—	170.3	—	(170.3)	—
Intercompany liabilities	—	451.3	167.4	(618.7)	—
Total liabilities	876.2	1,553.5	379.1	(1,270.7)	1,538.1
Total shareholders' equity - controlling interest	621.3	135.0	93.7	(228.7)	621.3
Noncontrolling interest	—	—	—	—	—
Total equity	$621.3	$135.0	$93.7	$(228.7)	$621.3
Total liabilities and shareholders’ equity	$1,497.5	$1,688.5	$472.8	$(1,499.4)	$2,159.4

THE SCOTTS MIRACLE-GRO COMPANY
Condensed Consolidating Balance Sheet
As of September 30, 2014
(In millions)
(Unaudited)

	Parent	Subsidiary Guarantors	Non- Guarantors	Eliminations/Consolidations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$—	$23.1	$66.2	$—	$89.3
Accounts receivable, net	—	124.6	99.4	—	224.0
Accounts receivable pledged	—	113.7	—	—	113.7
Inventories	—	282.1	103.0	—	385.1
Prepaid and other current assets	—	85.0	37.9	—	122.9
Total current assets	—	628.5	306.5	—	935.0
Property, plant and equipment, net	—	369.5	67.5	—	437.0
Goodwill	—	344.3	6.6	—	350.9
Intangible assets, net	—	256.8	45.9	—	302.7
Other assets	23.8	14.7	28.5	(34.3)	32.7
Equity investment in subsidiaries	368.3	—	—	(368.3)	—
Intercompany assets	878.8	—	—	(878.8)	—
Total assets	$1,270.9	$1,613.8	$455.0	$(1,281.4)	$2,058.3

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current portion of debt	$—	$85.8	$6.1	$—	$91.9
Accounts payable	—	134.3	59.0	—	193.3
Other current liabilities	16.7	161.8	81.0	—	259.5
Total current liabilities	16.7	381.9	146.1	—	544.7
Long-term debt	681.8	480.0	12.4	(481.8)	692.4
Other liabilities	5.1	235.7	47.4	(34.2)	254.0
Equity investment in subsidiaries	—	106.5	—	(106.5)	—
Intercompany liabilities	—	303.5	93.5	(397.0)	—
Total liabilities	703.6	1,507.6	299.4	(1,019.5)	1,491.1
Total shareholders' equity - controlling interest	553.8	92.7	155.6	(248.4)	553.7
Noncontrolling interest	13.5	13.5	—	(13.5)	13.5
Total equity	$567.3	$106.2	$155.6	$(261.9)	$567.2
Total liabilities and shareholders’ equity	$1,270.9	$1,613.8	$455.0	$(1,281.4)	$2,058.3

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
This discussion and analysis should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in Scotts Miracle-Gro’s Annual Report on Form 10-K for the fiscal year ended September 30, 2014 (the “2014 Annual Report”).
EXECUTIVE SUMMARY
We are a leading manufacturer and marketer of consumer branded products for lawn and garden care in North America and Europe. We are Monsanto’s exclusive agent for the marketing and distribution of consumer Roundup® non-selective herbicide products within the United States and other contractually specified countries. We have a presence in similar consumer branded products in Australia, the Far East and Latin America. We also operate Scotts LawnService®, the second largest lawn care service business in the United States. Our operations are divided into two reportable segments: Global Consumer and Scotts LawnService®.
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

	Percent of Net Sales from Continuing Operations by Quarter
	2014	2013	2012
First Quarter	6.7%	7.0%	6.7%
Second Quarter	38.0%	36.4%	41.7%
Third Quarter	39.3%	41.0%	37.5%
Fourth Quarter	16.0%	15.6%	14.1%
Common Shares Repurchases and Dividends

On August 11, 2014, we announced that the Scotts Miracle-Gro Board of Directors approved:

•	a special one-time cash dividend of $2.00 per Common Share that was paid on September 17, 2014;

•	an increase in our quarterly cash dividend from $0.4375 to $0.45 per Common Share; and

•
a new share repurchase authorization effective November 1, 2014, which will expire on September 30, 2019, to repurchase up to $500 million of our Common Shares. This replaces the previous authorization which expired on September 30, 2014.

The decision to increase the amount of cash we intend to return to our shareholders reflects our continued confidence in the business.
As of December 27, 2014, the Company can make additional restricted payments (as defined in the credit facility), including increased or one-time dividend payments and Common Share repurchases, provided that if after giving effect to any such restricted payment, the leverage ratio is not greater than 3.00. Otherwise, the Company may only make restricted payments in an aggregate amount for each fiscal year not to exceed the amount set forth in the credit facility for such fiscal year ($150.0 million for 2015 and $175.0 million for 2016 and in each fiscal year thereafter).
RESULTS OF OPERATIONS
We classified our wild bird food business as discontinued operations, for all periods presented, beginning in our second quarter of fiscal 2014. As a result, and unless specifically stated otherwise, all discussions regarding results for the three months ended December 27, 2014 and December 28, 2013, reflect results from our continuing operations.
The following table sets forth the components of income and expense as a percentage of net sales:

	THREE MONTHS ENDED
	DECEMBER 27, 2014	DECEMBER 28, 2013
Net sales	100.0%	100.0%
Cost of sales	86.4	82.2
Gross profit	13.6	17.8
Operating expenses:
Selling, general and administrative	58.7	65.6
Impairment, restructuring and other	4.4	0.2
Other income, net	(0.6)	(0.5)
Loss from operations	(48.9)	(47.5)
Interest expense	4.6	7.3
Loss from continuing operations before income taxes	(53.5)	(54.8)
Income tax benefit from continuing operations	(19.3)	(20.0)
Loss from continuing operations	(34.2)	(34.8)
Income from discontinued operations, net of tax	—	0.1
Net Loss	(34.2)%	(34.7)%
Net Sales
Net sales for the three months ended December 27, 2014 were $216.2 million, an increase of 14.0% from net sales of $189.6 million for the three months ended December 28, 2013. The change in net sales was attributable to:

THREE MONTHS ENDED
DECEMBER 27, 2014
Acquisitions	12.5%
Volume	3.7
Pricing	0.3
Foreign exchange rates	(2.5)
Change in net sales	14.0%
The increase in net sales for the three months ended December 27, 2014, was primarily driven by:

•	sales from acquisitions within our Global Consumer segment from AeroGrow, Fafard, and Solus and within our Scotts LawnService® segment from Action Pest; and

•
increased volume in our Global Consumer segment, driven by timing of shipments to retailers earlier in the lawn and garden season and an increase in net sales attributable to reimbursements under our marketing agreement with Monsanto; and

•	a partial offset by the unfavorable impact of foreign exchange rates as a result of the strengthening of the U.S. dollar relative to other currencies.

Cost of Sales
The following table shows the major components of cost of sales:

	THREE MONTHS ENDED
	DECEMBER 27, 2014	DECEMBER 28, 2013
	(In millions)
Materials	$91.9	$80.9
Distribution and warehousing	48.7	35.6
Manufacturing labor and overhead	29.0	24.1
Roundup® reimbursements	17.3	15.1
	$186.9	$155.7

Factors contributing to the change in cost of sales are outlined in the following table:

THREE MONTHS ENDED
DECEMBER 27, 2014
(In millions)
Volume and product mix	$32.7
Roundup® reimbursements	2.2
Foreign exchange rates	(3.6)
Change in cost of sales	$31.2
The increase in cost of sales, for the three months ended December 27, 2014, was primarily driven by:

•	costs related to sales from acquisitions within our Global Consumer segment from AeroGrow, Fafard, and Solus and within our Scotts LawnService® segment from Action Pest;

•
higher distribution costs within our Global Consumer segment due to the recognition of negative mark-to-market adjustments of $6.8 million associated with our fuel hedges. We expect to offset the negative mark-to-market adjustments with savings from future fuel purchases within the current fiscal year;

•	increased sales volume in our Global Consumer segment, driven by timing of shipments to retailers earlier in the lawn and garden season; and

•	an increase in net sales attributable to reimbursements under our marketing agreement with Monsanto;

•	partially offset by the favorable impact of foreign exchange rates as a result of a strengthening of the U.S. dollar relative to other currencies.
Gross Profit
As a percentage of net sales, our gross profit rate was 13.6% and 17.8% for the three months ended December 27, 2014 and December 28, 2013, respectively. Factors contributing to the change in gross profit rate are outlined in the following table:

THREE MONTHS ENDED
DECEMBER 27, 2014
Pricing	0.2%
Material costs	—
Product mix and volume:
Roundup® commissions and reimbursements	(0.1)
Acquisitions	0.5
Corporate & Other	0.2
Scotts LawnService®	0.1
Global Consumer mix and volume	(5.1)
Change in gross profit rate	(4.2)%

The decrease in the gross profit rate, for the three months ended December 27, 2014, was primarily driven by:

•
increased distribution costs within Global Consumer segment mix and volume due to the recognition of negative mark-to-market adjustments of $6.8 million associated with our fuel hedges. We expect to offset the negative mark-to-market adjustments with savings from future fuel purchases within the current fiscal year; and

•	partially offset by the acquisitions of AeroGrow and Fafard within our Global Consumer segment and Action Pest within our Scotts LawnService® segment.
Selling, General and Administrative Expenses
The following table sets forth the components of selling, general and administrative expenses:

	THREE MONTHS ENDED
	DECEMBER 27, 2014	DECEMBER 28, 2013
	(In millions)
Advertising	$9.5	$7.5
Share-based compensation	2.1	1.8
Research and development	10.2	11.0
Amortization of intangibles	3.0	2.4
Other selling, general and administrative	102.1	101.6
	$126.9	$124.3

Selling, general and administrative (“SG&A”) expenses increased $2.6 million, or 2.1%, to $126.9 million for the three months ended December 27, 2014 compared to the three months ended December 28, 2013. Advertising increased $2.0 million driven by timing and mix of Global Consumer media spending. The impact of the recent acquisitions for AeroGrow, Fafard, Solus and Action Pest were offset by reductions in compensation including management incentives as a result of our restructuring efforts over the past year.
Impairment, Restructuring and Other
During the three months ended December 27, 2014, we recognized $9.6 million in restructuring costs related to termination benefits provided to U.S. and international personnel as part of the continuation of our previously announced fiscal 2014 restructuring plan to reduce management layers and streamline decision making.
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
Other Income, net
Other income is comprised of activities outside our normal business operations, such as royalty income from the licensing of certain of our brand names, franchise fee income from our Scotts LawnService® business, foreign exchange gains/losses, equity income (loss) on unconsolidated affiliates and gains/losses from the sale of non-inventory assets. Other income was $1.2 million for the three months ended December 27, 2014 compared to $1.0 million for the three months ended December 28, 2013.
Interest Expense
Interest expense was $9.7 million for the three months ended December 27, 2014 compared to $13.9 million for the three months ended December 28, 2013. The decrease in interest expense of $4.2 million was driven by a decline in our weighted average interest rate during the three months ended December 27, 2014, as compared to the three months ended December 28, 2013. The decrease in our weighted average interest rate of 385 basis points was due to the reduced rates under the credit facility and the redemption of the 7.25% Senior Notes. Included in the interest expense for the three months ended December 28, 2013 was an acceleration of interest expense of $2.0 million for the ineffective portion of our interest rate hedges impacted by entering into the credit facility in December 2013.

Income Tax Expense
The effective tax rate related to continuing operations for the three months ended December 27, 2014 was 36.0% compared to 36.6% for the three months ended December 28, 2013. The effective tax rate used for interim purposes was based on our best estimate of factors impacting the effective tax rate for the full fiscal year. Factors affecting the estimated effective tax rate include assumptions as to income by jurisdiction (domestic and foreign), the availability and utilization of tax credits and the existence of elements of income and expense that may not be taxable or deductible. The estimated effective tax rate is subject to revision in later interim periods and at fiscal year end as facts and circumstances change during the course of the fiscal year. There can be no assurances that the effective tax rate estimated for interim financial reporting purposes will approximate the effective tax rate determined at fiscal year end.
Loss from Continuing Operations
We reported a loss attributable to controlling interest from continuing operations of $74.6 million, or $1.23 per diluted share, for the three months ended December 27, 2014 compared to $65.7 million, or $1.06 per diluted share, for the three months ended December 28, 2013. We anticipated a loss in our first fiscal quarter due to the seasonal nature of our business, in which sales are heavily weighted to the spring and summer selling periods. The increase in our loss from continuing operations for the three months ended December 27, 2014 was primarily driven by a lower gross profit rate, higher SG&A expenses and impairment, restructuring and other charges, partially offset by higher sales volume and lower interest and income tax expenses. Diluted average Common Shares used in the diluted net income per Common Share calculation were 60.8 million for the three months ended December 27, 2014 compared to 62.1 million for the three months ended December 28, 2013. The decrease in dilutive average Common Shares for the three months ended December 27, 2014 was a result of share repurchases, partially offset by the exercise and issuance of share-based compensation awards.
SEGMENT RESULTS
Our continuing operations are divided into two reportable segments: Global Consumer and Scotts LawnService®. This division of reportable segments is consistent with how the segments report to, and are managed by, the chief operating decision maker of the Company. Corporate & Other consists of revenues and expenses associated with our supply agreements with ICL and amortization related to the Roundup® Marketing Agreement, as well as corporate, general and administrative expenses and certain other income/expense items not allocated to the business segments.
Segment performance is evaluated on several factors, including income from continuing operations before amortization and impairment, restructuring and other charges, which is not a measure recognized under GAAP. Senior management uses this measure of operating profit to gauge segment performance because we believe this measure is most indicative of performance trends and the overall earnings potential of each segment.
The following table sets forth net sales by segment:

	THREE MONTHS ENDED
	DECEMBER 27, 2014	DECEMBER 28, 2013
	(In millions)
Global Consumer	$163.6	$138.4
Scotts LawnService®	46.7	46.3
Segment total	210.3	184.7
Corporate & Other	5.9	4.9
Consolidated	$216.2	$189.6

The following table sets forth segment income (loss) from continuing operations before income taxes:

	THREE MONTHS ENDED
	DECEMBER 27, 2014	DECEMBER 28, 2013
	(In millions)
Global Consumer	$(74.2)	$(67.4)
Scotts LawnService®	1.5	2.6
Segment total	(72.7)	(64.8)
Corporate & Other	(20.2)	(21.7)
Intangible asset amortization	(3.5)	(2.9)
Impairment, restructuring and other	(9.6)	(0.3)
Interest expense	(9.7)	(13.9)
Consolidated	$(115.7)	$(103.6)
Global Consumer
Global Consumer segment net sales were $163.6 million in the first quarter of fiscal 2015, an increase of 18.2%, from the first quarter of fiscal 2014 sales of $138.4 million. For the three months ended December 27, 2014, favorable impacts of volume, pricing, and acquisitions of 5.1%, 0.5% and 15.8%, respectively, were partially offset by unfavorable changes in foreign exchange rates of 3.2%.
Net sales in the United States increased $12.1 million, or 12.6%, for the first quarter of fiscal 2015 as compared to the same period in fiscal 2014. The increase in U.S. net sales for the first quarter was driven by the acquisition of AeroGrow.
Excluding the impact of changes in foreign exchange rates, net sales internationally increased by $17.6 million, or 41.6%, for the first quarter of fiscal 2015. The increase in net sales internationally was primarily driven by the acquisitions of Fafard and Solus, and higher sales volume within Europe.
Global Consumer segment operating loss increased by $6.8 million, or 10.1% in the first quarter of fiscal 2015 as compared to the same period of fiscal 2014. Excluding the impact of changes in foreign exchange rates, the increase was 11.5% for the first quarter of fiscal 2015. The increase for the first quarter of fiscal 2015 was primarily driven by lower gross profit rate and higher advertising spending. The recent acquisitions of AeroGrow, Fafard, and Solus did not have a significant impact on segment operating income for the first quarter of fiscal 2015.
Scotts LawnService®
Scotts LawnService® net sales increased by $0.4 million, or 0.9%, in the first quarter of fiscal 2015 as compared to the same period of fiscal 2014. The segment operating income for Scotts LawnService® decreased by $1.1 million, or 42.3%, to $1.5 million in the first quarter of fiscal 2015, as compared to the same period of fiscal 2014. The decreased income was primarily driven by lower gross profit rate and higher SG&A expenses, primarily for planned increases in advertising costs.
Corporate & Other
The net operating loss for Corporate & Other was $20.2 million for the three months ended December 27, 2014 compared to $21.7 million for the three months ended December 28, 2013. The decrease for the three months ended December 27, 2014 was primarily related to lower employee related expenses, including compensation and benefits.
LIQUIDITY AND CAPITAL RESOURCES
Operating Activities
Cash used in operating activities totaled $267.0 million and $180.2 million for the three months ended December 27, 2014 and December 28, 2013, respectively. Cash used in operating activities increased $86.8 million primarily due to an increase in cash used for working capital of $83.7 million. The increase in cash used for working capital was primarily due to increased inventory production in the fourth quarter of fiscal 2014 and first quarter of fiscal 2015 compared to the same prior periods. The Company expects this inventory build to improve service levels and reduce distribution costs in the spring of 2015.

Investing Activities
Cash used in investing activities totaled $25.6 million and $103.4 million for the three months ended December 27, 2014 and December 28, 2013, respectively. Cash used for investments in property, plant and equipment during the first three months of fiscal 2015 and fiscal 2014 was $14.5 million and $43.4 million, respectively. The decrease was primarily related to $35.0 million of down payments in fiscal 2014 on a purchase order to acquire a new corporate aircraft. During the three months ended December 27, 2014, within our Global Consumer segment, we completed the acquisition of a growing media business for $7.1 million. Additionally within our Scotts LawnService® segment we completed the acquisition of Action Pest for $21.7 million. These acquisitions included cash payments of $11.1 million during the first quarter of fiscal 2015.
Financing Activities
Financing activities provided cash of $337.0 million and $277.2 million for the three months ended December 27, 2014 and December 28, 2013, respectively. The increase of $59.8 million in cash provided by financing activities during the first three months of fiscal 2015 as compared to fiscal 2014 was the result of higher net borrowings under our credit facility of $61.3 million, the fiscal 2014 payment of financing and issuance fees of $6.1 million associated with our new credit facility, and an increase in cash received from the exercise of stock options of $1.1 million, partially offset by an increase in share repurchases of our Common Shares of $6.3 million and decreased excess tax benefits from share-based payment arrangements of $2.3 million. The higher net borrowings for the three months ended December 27, 2014
Cash and Cash Equivalents
Our cash and cash equivalents were held in cash depository accounts with major financial institutions around the world or invested in high quality, short-term liquid investments, with a balance of $130.1 million as of December 27, 2014, compared to $124.6 million as of December 28, 2013. The cash and cash equivalents balance at December 27, 2014 included $62.6 million held by controlled foreign corporations. Our current plans do not demonstrate a need to, nor do we have plans to, repatriate the retained earnings from these foreign corporations as the earnings are indefinitely reinvested. However, in the future, if we determine it is necessary to repatriate these funds, or we sell or liquidate any of these foreign corporations, we may be required to pay associated taxes on the repatriation.
Borrowing Agreements
Our primary sources of liquidity are cash generated by operations and borrowings under our credit facility, which is guaranteed by substantially all of Scotts Miracle-Gro’s domestic subsidiaries. On December 20, 2013, the Company entered into a third amended and restated senior secured credit facility, providing the Company and certain of its subsidiaries with a five-year senior secured revolving loan facility in the aggregate principal amount of up to $1.7 billion. The credit facility also provides the Company with the right to seek to increase the credit facility by an aggregate amount of up to $450 million, subject to certain specified conditions. Borrowings may be made in various currencies, including U.S. dollars, Euros, British Pounds, Australian dollars, and Canadian dollars.
Under our credit facility, we have the ability to obtain letters of credit up to $75 million. At December 27, 2014, we had letters of credit in the aggregate face amount of $24 million outstanding and $753.1 million of availability under our credit facility, subject to our continued compliance with covenants discussed below.
The Company maintains a Master Accounts Receivable Purchase Agreement (“MARP Agreement”), which is uncommitted and provides for the discretionary sale by the Company, and the discretionary purchase by the banks, on a revolving basis, of accounts receivable generated by sales to three specified account debtors in an aggregate amount not to exceed $400 million. On August 29, 2014, the Company signed an amendment to the existing MARP Agreement which extended the termination date to August 28, 2015, or such later date as may be mutually agreed by the Company and each bank party thereto. Under the amended terms of the MARP Agreement, the banks have the opportunity to purchase those accounts receivable offered by the Company at a discount (from the agreed base value thereof) effectively equal to the one-week LIBOR plus 0.75%. There were no short-term borrowings as of December 27, 2014 and $7.4 million of short-term borrowings as of December 28, 2013 under the MARP Agreement. As of December 27, 2014, there was $29.6 million of availability under the MARP Agreement.

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
As of December 27, 2014, we were in compliance with all debt covenants. Our credit facility contains, among other obligations, an affirmative covenant regarding our leverage ratio, calculated as indebtedness relative to our earnings before interest, taxes, depreciation and amortization. Under the terms of the credit facility, the maximum leverage ratio was 4.00 as of December 27,

2014. Our leverage ratio was 2.41 at December 27, 2014. Our credit facility also includes an affirmative covenant regarding our interest coverage. Under the terms of the credit facility, the minimum interest coverage ratio was 3.50 for the twelve months ended December 27, 2014. Our interest coverage ratio was 10.09 for the twelve months ended December 27, 2014. As of December 27, 2014, the Company can make additional restricted payments (as defined in the credit facility), including increased or one-time dividend payments and Common Share repurchases, before reaching a leverage ratio of 3.00.
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
In our opinion, cash flows from operations and borrowings under our credit facility will be sufficient to meet debt service and working capital needs, capital expenditures, cash dividends and purchases of our Common Shares for the foreseeable future. However, we cannot ensure that our business will generate sufficient cash flow from operations or that future borrowings will be available under our credit facility in amounts sufficient to pay indebtedness or fund other liquidity needs. Actual results of operations will depend on numerous factors, many of which are beyond our control.
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
Contractual Obligations
There have been no material changes outside of the ordinary course of business, in our outstanding contractual obligations since the end of fiscal 2014 and through December 27, 2014.
REGULATORY MATTERS
We are subject to local, state, federal and foreign environmental protection laws and regulations with respect to our business operations and believe we are operating in substantial compliance with, or taking actions aimed at ensuring compliance with, such laws and regulations. We are involved in several legal actions with various governmental agencies related to environmental matters. While it is difficult to quantify the potential financial impact of actions involving these environmental matters, particularly remediation costs at waste disposal sites and future capital expenditures for environmental control equipment, in the opinion of management, the ultimate liability arising from such environmental matters, taking into account established reserves, should not have a material effect on our financial condition, results of operations or cash flows. However, there can be no assurance that the resolution of these matters will not materially affect our future quarterly or annual results of operations, financial condition or cash flows. Additional information on environmental matters affecting us is provided in Scotts Miracle Gro’s Annual Report on Form 10-K for the fiscal year ended September 30, 2014, under “ITEM 1. BUSINESS — Regulatory Considerations” and “ITEM 3. LEGAL PROCEEDINGS.”
CRITICAL ACCOUNTING POLICIES AND ESTIMATES
The preceding discussion and analysis of our consolidated results of operations and financial condition should be read in conjunction with our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q. Scotts Miracle-Gro’s Annual Report on Form 10-K for the fiscal year ended September 30, 2014 includes additional information about us, our operations, our financial condition, our critical accounting policies and accounting estimates, and should be read in conjunction with this Quarterly Report on Form 10-Q.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Market risks have not changed significantly from those disclosed in the 2014 Annual Report.

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
In addition, there were no changes in the Registrant’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during the Registrant’s fiscal quarter ended December 27, 2014 that have materially affected, or are reasonably likely to materially affect, the Registrant’s internal control over financial reporting.

PART II—OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Other than as discussed in “NOTE 11. CONTINGENCIES” of the Notes to Condensed Consolidated Financial Statements, pending material legal proceedings have not changed significantly since those disclosed in the 2014 Annual Report.
ITEM 1A. RISK FACTORS

The Company's risk factors as of December 27, 2014 have not changed materially from those described in “ITEM IA. RISK FACTORS” in Scotts Miracle-Gro's Annual Report on Form 10-K for the fiscal year ended September 30, 2014.

Cautionary Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q, including the exhibits hereto and the information incorporated by reference herein, contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which are subject to risks and uncertainties. Other than statements of historical fact, information regarding activities, events and developments that we expect or anticipate will or may occur in the future, including, but not limited to, information relating to our future growth and profitability targets and strategies designed to increase total shareholder value, are forward-looking statements based on management's estimates, assumptions and projections. Forward-looking statements also include, but are not limited to, statements regarding our future economic and financial condition and results of operations, the plans and objectives of management and our assumptions regarding our performance and such plans and objectives, as well as the amount and timing of repurchases of Common Shares. These forward-looking statements generally can be identified through the use of words such as “guidance,” “outlook,” “projected,” “believe,” “target,” “predict,” “estimate,” “forecast,” “strategy,” “may,” “goal,” “expect,” “anticipate,” “intend,” “plan,” “foresee,” “likely,” “will,” “should” and other similar words and variations.

Forward-looking statements contained in this Quarterly Report on Form 10-Q are predictions only and actual results could differ materially from management's expectations due to a variety of factors, including those described in “ITEM 1A. RISK FACTORS” in Scotts Miracle-Gro's Annual Report on Form 10-K for the fiscal year ended September 30, 2014. All forward-looking statements attributable to us or persons working on our behalf are expressly qualified in their entirety by such risk factors.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The payment of future dividends, if any, on the Common Shares will be determined by the Board of Directors in light of conditions then existing, including the Company's earnings, financial condition and capital requirements, restrictions in financing agreements, business conditions and other factors. The Company's credit facility restricts future dividend payments to an aggregate of $150 million annually through fiscal 2015 and $175 million annually beginning in fiscal 2016 if our leverage ratio, after giving effect to any such annual dividend payment, exceeds 3.0. Our leverage ratio was 2.41 at December 27, 2014.

Issuer Purchases of Equity Securities

The following table shows the purchases of Common Shares made by or on behalf of Scotts Miracle-Gro or any “affiliated purchaser” (as defined in Rule 10b-18(a)(3) under the Securities Exchange Act of 1934, as amended) of Scotts Miracle-Gro for each fiscal month in the three months ended December 27, 2014:

Period	Total Number of Common Shares Purchased(1)	Average Price Paid per Common Share(2)	Total Number of Common Shares Purchased as Part of Publicly Announced Plans or Programs(3)	Approximate Dollar Value of Common Shares That May Yet be Purchased Under the Plans or Programs(3)
October 1, 2014 through October 25, 2014	—	$—	—	$500,000,000
October 26, 2014 through November 22, 2014	457	$59.48	—	$500,000,000
November 23 through December 27, 2014	241,120	$62.02	238,863	$485,186,044
Total	241,577	$62.02	238,863

(1)
All of the Common Shares purchased during the quarter were purchased in open market transactions. The total number of Common Shares purchased during the quarter includes 2,715 Common Shares purchased by the trustee of the rabbi trust established by the Company as permitted pursuant to the terms of The Scotts Company LLC Executive Retirement Plan (the “ERP”). The ERP is an unfunded, non-qualified deferred compensation plan which, among other things, provides eligible employees the opportunity to defer compensation above specified statutory limits applicable to The Scotts Company LLC Retirement Savings Plan and with respect to any Executive Management Incentive Pay (as defined in the ERP), Performance Award (as defined in the ERP) or other bonus awarded to such eligible employees. Pursuant to the terms of the ERP, each eligible employee has the right to elect an investment fund, including a fund consisting of Common Shares (the “Scotts Miracle-Gro Common Stock Fund”), against which amounts allocated to such employee's account under the ERP, including employer contributions, will be benchmarked (all ERP accounts are bookkeeping accounts only and do not represent a claim against specific assets of the Company). Amounts allocated to employee accounts under the ERP represent deferred compensation obligations of the Company. The Company established the rabbi trust in order to assist the Company in discharging such deferred compensation obligations. When an eligible employee elects to benchmark some or all of the amounts allocated to such employee's account against the Scotts Miracle-Gro Common Stock Fund, the trustee of the rabbi trust purchases the number of Common Shares equivalent to the amount so benchmarked. All Common Shares purchased by the trustee are purchased on the open market and are held in the rabbi trust until such time as they are distributed pursuant to the terms of the ERP. All assets of the rabbi trust, including any Common Shares purchased by the trustee, remain, at all times, assets of the Company, subject to the claims of its creditors. The terms of the ERP do not provide for a specified limit on the number of Common Shares that may be purchased by the trustee of the rabbi trust.

(2)	The average price paid per Common Share is calculated on a settlement basis and includes commissions.

(3)
In August 2014, the Scotts Miracle-Gro Board of Directors authorized the repurchase of up to $500 million of the Common Shares over a five-year period (starting November 1, 2014 through September 30, 2019). The dollar amounts in the “Approximate Dollar Value” column reflect the remaining amounts of shares that were available for repurchase under the $500 million authorized repurchase program.

ITEM 6. EXHIBITS
See Index to Exhibits at page 46 for a list of the exhibits included herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

THE SCOTTS MIRACLE-GRO COMPANY

Date: February 5, 2015	/s/ THOMAS RANDAL COLEMAN
Printed Name: Thomas Randal Coleman
Title: Executive Vice President and Chief Financial Officer

THE SCOTTS MIRACLE-GRO COMPANY
QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED DECEMBER 27, 2014

INDEX TO EXHIBITS

EXHIBIT NO.	DESCRIPTION	LOCATION

10.1	Separation Agreement and Release of All Claims, entered into as of December 18, 2014, by and between The Scotts Company LLC and Barry W. Sanders	Incorporated herein by reference to the Registrant's Current Report on Form 8-K filed December 19, 2014 (File No. 1-11593) [Exhibit 10.1]

10.2	The Scotts Company LLC Executive Retirement Plan, as Amended and Restated as of January 1, 2015 (executed December 31, 2014)	*

31.1	Rule 13a-14(a)/15d-14(a) Certifications (Principal Executive Officer)	*

31.2	Rule 13a-14(a)/15d-14(a) Certifications (Principal Financial Officer)	*

32	Section 1350 Certifications (Principal Executive Officer and Principal Financial Officer)	*

101.INS	XBRL Instance Document	*

101.SCH	XBRL Taxonomy Extension Schema	*

101.CAL	XBRL Taxonomy Extension Calculation Linkbase	*

101.DEF	XBRL Taxonomy Extension Definition Linkbase	*

101.LAB	XBRL Taxonomy Extension Label Linkbase	*

101.PRE	XBRL Taxonomy Extension Presentation Linkbase	*

*	Filed or furnished herewith