Form 10-Q
period 2015-03-28
SCOTTS MIRACLE-GRO CO
filed 2015-05-07
CIK 825542

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_________________________________________
FORM 10-Q
_________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 28, 2015
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

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐     No  ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding at May 5, 2015
Common Shares, $0.01 stated value, no par value	61,257,187 Common Shares

PART I—FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
THE SCOTTS MIRACLE-GRO COMPANY
Condensed Consolidated Statements of Operations
(In millions, except per common share data)
(Unaudited)

	THREE MONTHS ENDED		SIX MONTHS ENDED
	MARCH 28, 2015	MARCH 29, 2014	MARCH 28, 2015	MARCH 29, 2014
Net sales	$1,102.3	$1,081.0	$1,318.5	$1,270.6
Cost of sales	668.8	647.2	855.7	802.9
Cost of sales—impairment, restructuring and other	0.2	—	0.2	—
Gross profit	433.3	433.8	462.6	467.7
Operating expenses:
Selling, general and administrative	219.7	212.2	346.6	336.6
Impairment, restructuring and other	4.9	6.1	14.5	6.4
Other income, net	(0.6)	(1.6)	(1.8)	(2.7)
Income from operations	209.3	217.1	103.3	127.4
Costs related to refinancing	—	10.7	—	10.7
Interest expense	15.0	12.0	24.7	25.9
Income from continuing operations before income taxes	194.3	194.4	78.6	90.8
Income tax expense from continuing operations	70.0	68.7	28.3	30.9
Income from continuing operations	124.3	125.7	50.3	59.9
Income from discontinued operations, net of tax	—	—	—	0.1
Net income	$124.3	$125.7	$50.3	$60.0
Net loss (income) attributable to noncontrolling interest	0.3	—	(0.3)	—
Net income attributable to controlling interest	$124.6	$125.7	$50.0	$60.0
Basic income per common share:
Income from continuing operations	$2.05	$2.03	$0.82	$0.97
Income from discontinued operations	—	—	—	—
Basic income per common share	$2.05	$2.03	$0.82	$0.97
Weighted-average common shares outstanding during the period	60.9	61.9	60.9	62.0
Diluted income per common share:
Income from continuing operations	$2.01	$2.00	$0.81	$0.95
Income from discontinued operations	—	—	—	—
Diluted income per common share	$2.01	$2.00	$0.81	$0.95
Weighted-average common shares outstanding during the period plus dilutive potential common shares	62.1	62.9	62.0	63.1
Dividends declared per common share	$0.450	$0.438	$0.900	$0.875
See notes to condensed consolidated financial statements.

THE SCOTTS MIRACLE-GRO COMPANY
Condensed Consolidated Statements of Comprehensive Income (Loss)
(In millions)
(Unaudited)

	THREE MONTHS ENDED		SIX MONTHS ENDED
	MARCH 28, 2015	MARCH 29, 2014	MARCH 28, 2015	MARCH 29, 2014
Net income	$124.3	$125.7	$50.3	$60.0
Other comprehensive (loss) income, net of tax:
Net foreign currency translation adjustment	(8.1)	(2.7)	(11.1)	(4.1)
Net unrealized loss on derivative instruments, net of tax of $2.5 and $2.0, $3.1, and $1.8 respectively	(4.0)	(3.3)	(5.1)	(2.9)
Reclassification of net unrealized loss on derivatives to net income, net of tax of $1.5, $2.4, $2.1, and $4.3, respectively	2.4	3.9	3.4	7.0
Net unrealized loss in pension and other post-retirement benefits, net of tax of $0.0, $0.0, $0.0 and $0.2, respectively	—	—	—	(0.3)
Reclassification of net pension and post-retirement benefit loss to net income, net of tax of $0.5, $0.5, $1.0, and $1.0, respectively	0.8	0.7	1.6	1.5
Total other comprehensive (loss) income	(8.9)	(1.4)	(11.2)	1.2
Comprehensive income	$115.4	$124.3	$39.1	$61.2
See notes to condensed consolidated financial statements.

THE SCOTTS MIRACLE-GRO COMPANY
Condensed Consolidated Statements of Cash Flows
(In millions)(Unaudited)

	SIX MONTHS ENDED
	MARCH 28, 2015	MARCH 29, 2014
OPERATING ACTIVITIES
Net income	$50.3	$60.0
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Impairment, restructuring and other	4.3	—
Costs related to refinancing	—	3.5
Share-based compensation expense	9.3	6.4
Depreciation	24.9	25.7
Amortization	7.1	6.4
(Gain) loss on sale of assets	(0.6)	0.2
Gain on sale of business	—	(0.2)
Equity in net loss of unconsolidated affiliates	—	(0.1)
Changes in assets and liabilities, net of acquired businesses:
Accounts receivable	(734.7)	(775.3)
Inventories	(215.8)	(222.7)
Prepaid and other assets	(37.8)	(39.5)
Accounts payable	117.7	208.8
Other current liabilities	113.0	116.9
Restructuring reserves	2.8	(0.9)
Other non-current items	3.5	(2.9)
Other, net	7.3	(0.9)
Net cash used in operating activities	(648.7)	(614.6)

INVESTING ACTIVITIES
Proceeds from sale of long-lived assets	5.2	—
Proceeds from sale of business, net of transaction costs	—	4.1
Investments in property, plant and equipment	(28.0)	(53.0)
Investments in acquired businesses, net of cash acquired	(50.5)	(60.0)
Net cash used in investing activities	(73.3)	(108.9)

FINANCING ACTIVITIES
Borrowings under revolving and bank lines of credit	1,195.5	1,715.5
Repayments under revolving and bank lines of credit	(450.5)	(661.3)
Repayment of 7.25% Senior Notes	—	(200.0)
Financing and issuance fees	—	(6.1)
Dividends paid	(54.8)	(54.5)
Purchase of common shares	(14.8)	(59.6)
Payments on seller notes	(0.8)	(0.8)
Excess tax benefits from share-based payment arrangements	2.8	3.8
Cash received from the exercise of stock options	16.2	7.9
Net cash provided by financing activities	693.6	744.9
Effect of exchange rate changes on cash	(6.1)	1.5
Net (decrease) increase in cash and cash equivalents	(34.5)	22.9
Cash and cash equivalents, beginning of period	89.3	129.8
Cash and cash equivalents, end of period	$54.8	$152.7

SUPPLEMENTAL CASH FLOW INFORMATION
Interest paid	$(20.6)	$(24.6)
Call premium on 7.25% Senior Notes	—	(7.3)
Income taxes (paid) refunded	(10.3)	13.2
See notes to condensed consolidated financial statements.

THE SCOTTS MIRACLE-GRO COMPANY
Condensed Consolidated Balance Sheets
(In millions, except stated value per share)
(Unaudited)

	MARCH 28, 2015	MARCH 29, 2014	SEPTEMBER 30, 2014
ASSETS
Current assets:
Cash and cash equivalents	$54.8	$152.7	$89.3
Accounts receivable, less allowances of $12.8, $17.7 and $7.5, respectively	682.1	746.9	224.0
Accounts receivable pledged	376.7	341.9	113.7
Inventories	596.1	546.2	385.1
Prepaid and other current assets	153.8	149.9	122.9
Total current assets	1,863.5	1,937.6	935.0
Property, plant and equipment, net of accumulated depreciation of $609.6, $593.8 and $597.2, respectively	437.0	443.6	437.0
Goodwill	371.5	333.3	350.9
Intangible assets, net	308.6	318.5	302.7
Other assets	29.2	38.2	32.7
Total assets	$3,009.8	$3,071.2	$2,058.3

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current portion of debt	$318.1	$278.6	$91.9
Accounts payable	300.4	342.5	193.3
Other current liabilities	366.7	397.0	259.5
Total current liabilities	985.2	1,018.1	544.7
Long term debt	1,211.1	1,145.3	692.4
Other liabilities	243.6	232.1	254.0
Total liabilities	2,439.9	2,395.5	1,491.1
Contingencies (note 11)
Shareholders’ equity:
Common shares and capital in excess of $.01 stated value per share; 61.1, 61.5 and 60.7 shares issued and outstanding, respectively	399.4	395.0	395.3
Retained earnings	632.4	708.5	636.9
Treasury shares, at cost; 7.0, 6.7 and 7.4 shares, respectively	(378.3)	(351.2)	(392.3)
Accumulated other comprehensive loss	(97.4)	(76.6)	(86.2)
Total shareholders’ equity - controlling interest	556.1	675.7	553.7
Noncontrolling interest	13.8	—	13.5
Total equity	569.9	675.7	567.2
Total liabilities and shareholders’ equity	$3,009.8	$3,071.2	$2,058.3
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
Organization and Basis of Presentation
The Company’s unaudited condensed consolidated financial statements for the three and six months ended March 28, 2015 and March 29, 2014 are presented in accordance with accounting principles generally accepted in the United States of America (“GAAP”). The condensed consolidated financial statements include the accounts of Scotts Miracle-Gro and its subsidiaries. All intercompany transactions and accounts have been eliminated in consolidation. The Company’s consolidation criteria are based on majority ownership (as evidenced by a majority voting interest in the entity) and an objective evaluation and determination of effective management control. AeroGrow International, Inc. (“AeroGrow”), in which the Company has controlling interest, is consolidated with the equity owned by other shareholders shown as noncontrolling interest in the consolidated balance sheets, and the other shareholders' portion of net earnings and other comprehensive income is shown as net earnings or comprehensive income attributable to noncontrolling interest in the consolidated statement of operations and consolidated statements of comprehensive income (loss), respectively. In the opinion of management, interim results reflect all normal and recurring adjustments and are not necessarily indicative of results for a full year.
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
The Company’s Condensed Consolidated Balance Sheet at September 30, 2014 has been derived from the Company’s audited Consolidated Balance Sheet at that date, but does not include all of the information and footnotes required by GAAP for complete financial statements.
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
Long-lived Assets
The Company had noncash investing activities of $3.3 million and $2.8 million representing unpaid liabilities incurred during the six months ended March 28, 2015 and March 29, 2014, respectively, to acquire property, plant and equipment.
RECENT ACCOUNTING PRONOUNCEMENTS
Revenue Recognition from Contracts with Customers

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers. This guidance requires companies to recognize revenue in a manner that depicts the transfer of promised goods or services to customers in amounts that reflect the consideration to which a company expects to be entitled in exchange for those goods or services. The new standard also will result in enhanced disclosures about the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers. The provisions are effective for the Company's financial statements for the fiscal year beginning October 1, 2018. The standard allows for either a full retrospective or a modified retrospective transition method. The Company is currently evaluating the impact of this standard on its consolidated results of operations, financial position and cash flows.

Discontinued Operations Reporting
In April 2014, the FASB issued an accounting standard update that amends the accounting guidance related to discontinued operations. This amendment defines discontinued operations as a component or group of components that is disposed of or is classified as held for sale and represents a strategic shift that has or will have a major effect on an entity’s operations and financial results. This amendment also introduces new disclosures for disposals that do not meet the criteria of discontinued operations. The provisions are effective for fiscal years beginning after December 15, 2014 and apply to new disposals and new classifications of disposal groups as held for sale after the effective date. The adoption of the amended guidance impacts presentation and disclosure of future divestitures and did not have a significant impact on the Company's consolidated financial position, results of operations or cash flows as of March 28, 2015.
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
The following table summarizes the results of the wild bird food business within discontinued operations for the periods presented:

	THREE MONTHS ENDED		SIX MONTHS ENDED
	MARCH 28, 2015	MARCH 29, 2014	MARCH 28, 2015	MARCH 29, 2014
	(In millions)
Net sales	$—	$11.2	$—	$18.0
Operating costs	—	11.0	—	17.6
Gain on sale of assets	—	(0.2)	—	(0.2)
Income from discontinued operations before income taxes	—	0.4	—	0.6
Income tax expense from discontinued operations	—	0.4	—	0.5
Income from discontinued operations, net of tax	$—	$—	$—	$0.1
NOTE 3. ACQUISITIONS
Fiscal 2015
On October 16, 2014, Scotts LawnService® acquired the assets of Action Pest Control, Inc. (“Action Pest”), a residential and commercial pest control provider in the Midwest, for $21.7 million. Action Pest provides residential and commercial pest control services to homeowners and businesses throughout Indiana, Kentucky, and Illinois. This transaction provides Scotts LawnService® an entry into the pest control market, which is part of the segment's long-term growth strategy. Included in the purchase price of $21.7 million is non-cash investing activity of approximately $4.0 million representing the deferral of a portion of the purchase price into subsequent fiscal periods. The preliminary valuation of acquired assets included finite-lived identifiable intangible assets of $6.0 million and tax deductible goodwill of $13.6 million. Identifiable intangible assets included tradename, customer relationships and non-compete agreements with useful lives ranging between 1 to 12 years. The estimated fair values of the identifiable intangible assets were determined using an income-based approach, which includes market participant expectations of cash flows that an asset will generate over the remaining useful life discounted to present value using an appropriate rate of return. The Company expects to complete the valuation before the end of fiscal 2015. Net sales for Action Pest included in the Scotts LawnService® segment for the three and six months ended March 28, 2015 were $2.7 million and $4.6 million, respectively.
Also, during the six months ended March 28, 2015, the Company completed three acquisitions within the Global Consumer segment for an aggregate estimated purchase price of $33.6 million. The preliminary valuation of acquired assets for the transactions included (i) $11.8 million in finite-lived identifiable intangible assets, (ii) $10.2 million in fixed assets, (iii) $3.7 million in tax deductible goodwill, and (iv) approximately $7.9 million of inventory and accounts receivable. Identifiable intangible assets include tradenames and customer relationships with useful lives ranging between 7 to 20 years. The estimated fair values of the identifiable intangible assets were determined using an income-based approach, which includes market participant expectations of cash flows that an asset will generate over the remaining useful life discounted to present value using an appropriate rate of return.
On March 30, 2015 and subsequent to the end of our second quarter of fiscal 2015, the Company completed an acquisition within the Global Consumer segment to expand its international growing media distribution for an estimated purchase price of $6.6 million. The initial purchase price accounting for the acquisition will be determined during the third quarter of fiscal 2015.
On March 30, 2015 and subsequent to the end of our second quarter of fiscal 2015, the Company acquired the assets of General Hydroponics, Inc. ("General Hydroponics") and Bio-Organic Solutions, Inc. ("Vermicrop") for $120.0 million and $15.0 million, respectively. This transaction provides the Company with an additional entry in the indoor and urban gardening market, which is a part of the Company's long-term growth strategy. Based in California, General Hydroponics and Vermicrop are leading producers of liquid plant food products, growing media, and accessories for the hydroponics markets. Included in the Vermicrop purchase price is $5.0 million of contingent consideration, the payment of which will depend on the performance of the business over the next year. Additionally, the Vermicrop purchase price was paid in the Company's common shares based on the average share price at the time of payment. The initial purchase price accounting for the acquisition will be determined during the third quarter of fiscal 2015.
Fiscal 2014
During the three months ended September 30, 2014, the Company obtained control of the operations of AeroGrow through its increased involvement, influence, and working capital loan of $4.5 million provided in July 2014. AeroGrow is a developer, marketer, direct-seller, and wholesaler of advanced indoor garden systems designed for consumer use in gardening, cooking, healthy eating, and home and office décor markets. AeroGrow operates primarily in the United States and Canada, as well as Australia and select countries in Europe and Asia. The preliminary valuation of acquired assets included finite-lived identifiable intangible assets of $13.7 million, and goodwill of $11.6 million. Identifiable intangible assets included tradename and customer relationships with useful lives ranging between 9 to 20 years. The estimated fair values of the identifiable intangible assets were determined using an income-based approach, which includes market participant expectations of cash flows that an asset will generate over the remaining useful life discounted to present value using an appropriate rate of return. The Company expects to complete the valuation before the end of fiscal 2015. Net sales for AeroGrow included in the Global Consumer segment for the three and six months ended March 28, 2015 were $3.1 million and $14.3 million, respectively.
The Company completed an acquisition of the assets of the U.K. based Solus Garden and Leisure Limited (“Solus”) in the fourth quarter of fiscal 2014 within its Global Consumer segment for $7.4 million, $1.1 million of which was paid in cash and $6.3 million of which was paid through the forgiveness of outstanding accounts receivable owed by Solus to the Company. Solus is a supplier of garden and leisure products and offers a diverse mix of brands. Net sales for Solus included in the Global Consumer segment for the three and six months ended March 28, 2015 were $5.2 million and $8.0 million, respectively.
On September 30, 2014, Scotts Miracle-Gro's wholly-owned subsidiary, Scotts Canada Ltd., acquired Fafard & Brothers Ltd. (“Fafard”) for $59.8 million. Fafard is a Canadian based producer of peat moss and growing media products for the consumer and professional markets, including peat-based and bark-based mixes, composts and premium soils. The acquisition of Fafard increases the Company's presence within Canada as Fafard serves customers primarily across Ontario, Quebec and New Brunswick. The preliminary valuation of acquired assets included working capital of $18.0 million, property, plant, and equipment of $23.7 million, finite-lived identifiable intangible assets of $13.6 million, and tax deductible goodwill of $6.0 million. Working capital included accounts receivable of $5.2 million, inventory of $17.3 million, and accounts payable of $4.5 million. Identifiable intangible assets included tradename, customer relationships, non-compete agreements, and peat harvesting rights with useful lives ranging between 5 to 25 years. The estimated fair values of the identifiable intangible assets were determined using an income-based approach, which includes market participant expectations of cash flows that an asset will generate over the remaining useful life discounted to present value using an appropriate rate of return. The Company expects to complete the valuation before the end of fiscal 2015. Included in the purchase price of Fafard is $7.1 million of contingent consideration, the payment of which will depend on the performance of the business over the next two years. Net sales for Fafard included in the Global Consumer segment for the three and six months ended March 28, 2015 were $4.2 million and $12.0 million, respectively.
The condensed consolidated financial statements include the results of operations for these business combinations from the date of each acquisition.

NOTE 4. IMPAIRMENT, RESTRUCTURING AND OTHER
Activity described herein is classified within the “Impairment, restructuring and other” lines in the Condensed Consolidated Statements of Operations.
The following table details impairment, restructuring and other for the periods presented:

	THREE MONTHS ENDED		SIX MONTHS ENDED
	MARCH 28, 2015	MARCH 29, 2014	MARCH 28, 2015	MARCH 29, 2014
	(In millions)
Restructuring and other	$5.1	$6.1	$14.7	$6.4
Total impairment, restructuring and other	$5.1	$6.1	$14.7	$6.4
The following table summarizes the activity related to liabilities associated with the restructuring and other charges during the six months ended March 28, 2015 (in millions):

Amounts reserved for restructuring and other charges at September 30, 2014	$16.0
Restructuring and other charges	14.7
Payments and other	(11.9)
Amounts reserved for restructuring and other charges at March 28, 2015	$18.8

Included in the restructuring reserves as of March 28, 2015 is $5.7 million that is classified as long-term. Payments against the long-term reserves will be incurred as the employees covered by the restructuring plan retire or through the passage of time. The remaining amounts reserved will continue to be paid out over the course of the next twelve months.

Fiscal 2015

During the three and six months ended March 28, 2015, the Company recognized $5.1 million and $14.7 million, respectively, in restructuring costs related to termination benefits provided to U.S. and international personnel as part of the continuation of the fiscal 2014 restructuring initiative to eliminate management layers and streamline decision making. The restructuring charges include $0.7 million and $4.3 million of costs related to the acceleration of equity compensation expense for the three and six months ended March 28, 2015, respectively. Included within the restructuring charge for the six months ended March 28, 2015 was $1.3 million for the Scotts LawnService® segment, $6.8 million for the Global Consumer segment, and $6.6 million for Corporate & Other. Costs incurred to date since the inception of the fiscal 2014 initiative are $16.3 million for Global Consumer, $1.7 million for Scotts LawnService®, and $9.2 million for Corporate & Other. The Company expects to complete its fiscal 2014 restructuring initiative by the end of fiscal 2015.

Fiscal 2014
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
The Company also recognized $0.2 million and $0.5 million of international restructuring costs during the three and six months ended March 29, 2014. The restructuring costs related to termination benefits provided to international employees as part of the profitability improvement initiative announced in December 2012, associated with the international restructuring plan to reduce headcount and streamline management decision making within the Global Consumer segment.

NOTE 5. INVENTORIES
Inventories consisted of the following for each of the periods presented:

	MARCH 28, 2015	MARCH 29, 2014	SEPTEMBER 30, 2014
	(In millions)
Finished goods	$396.9	$376.8	$217.5
Work-in-process	49.0	43.7	46.2
Raw materials	150.2	125.7	121.4
Total inventories	$596.1	$546.2	$385.1

Adjustments to reflect inventories at net realizable values were $20.2 million at March 28, 2015, $20.4 million at March 29, 2014 and $18.4 million at September 30, 2014.
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
In consideration for the rights granted to the Company under the Marketing Agreement for North America, the Company was required to pay a marketing fee of $32 million to Monsanto. The Company has deferred this amount on the basis that the payment will provide a future benefit through commissions that will be earned under the Marketing Agreement. The economic useful life over which the marketing fee is being amortized is 20 years, with a remaining amortization period of less than four years as of March 28, 2015.
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
The gross commission earned under the Marketing Agreement, the contribution payments to Monsanto and the amortization of the initial marketing fee paid to Monsanto are included in the calculation of net sales in the Company’s Consolidated Statements of Operations. The elements of the net commission and reimbursements earned under the Marketing Agreement and included in “Net sales” are as follows:

	THREE MONTHS ENDED		SIX MONTHS ENDED
	MARCH 28, 2015	MARCH 29, 2014	MARCH 28, 2015	MARCH 29, 2014
	(In millions)
Gross commission	$32.5	$33.1	$32.5	$33.1
Contribution expenses	(5.0)	(5.0)	(10.0)	(10.0)
Amortization of marketing fee	(0.2)	(0.2)	(0.4)	(0.4)
Net commission income	27.3	27.9	22.1	22.7
Reimbursements associated with Marketing Agreement	18.2	18.7	35.5	33.8
Total net sales associated with Marketing Agreement	$45.5	$46.6	$57.6	$56.5

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
NOTE 7. DEBT
The components of long-term debt are as follows:

	MARCH 28, 2015	MARCH 29, 2014	SEPTEMBER 30, 2014
	(In millions)
Credit facility – Revolving loans	$998.9	$941.3	$481.8
Senior Notes – 6.625%	200.0	200.0	200.0
Master Accounts Receivable Purchase Agreement	301.3	273.5	84.0
Other	29.0	9.1	18.5
	1,529.2	1,423.9	784.3
Less current portions	318.1	278.6	91.9
Total long-term debt	$1,211.1	$1,145.3	$692.4
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
The terms of the credit facility include customary representations and warranties, affirmative and negative covenants, financial covenants and events of default. The proceeds of borrowings on the credit facility may be used: (i) to finance working capital requirements and other general corporate purposes of the Company and its subsidiaries; and (ii) to refinance the amounts outstanding under the previous credit agreement. The Company may use the credit facility for the issuance of up to $75 million of letters of credit and for borrowings under swing line loans of up to $100 million. The credit facility will terminate on December 20, 2018.

Under the terms of the credit facility, loans bear interest, at the Company’s election, at a rate per annum equal to either the ABR or LIBOR (both as defined in the credit facility) plus the applicable margin. The credit facility is guaranteed by substantially all of the Company's domestic subsidiaries. The credit facility is secured by (i) a perfected first priority security interest in all of the accounts receivable, inventory and equipment of the Company and those of the Company’s domestic subsidiaries that are parties to the third amended and restated guarantee and collateral agreement and (ii) the pledge of all of the capital stock of the Company’s domestic subsidiaries that are parties to the third amended and restated guarantee and collateral agreement.

As of March 28, 2015, there was $676.9 million of availability under the credit facility, including availability for letters of credit. As of March 28, 2015, the Company had letters of credit in the aggregate face amount of $24.2 million outstanding under the credit facility.
The credit facility contains, among other obligations, an affirmative covenant regarding the Company’s leverage ratio, calculated as average total indebtedness, divided by the Company’s earnings before interest, taxes, depreciation and amortization (“EBITDA”), as adjusted pursuant to the terms of the credit facility (“Adjusted EBITDA”). Under the terms of the credit facility, the maximum leverage ratio was 4.00 as of March 28, 2015. The Company’s leverage ratio was 2.62 at March 28, 2015. The credit facility also includes an affirmative covenant regarding its interest coverage ratio. The interest coverage ratio is calculated as Adjusted EBITDA divided by interest expense, as described in the credit facility, and excludes costs related to refinancings. Under the terms of the credit facility, the minimum interest coverage ratio was 3.50 for the twelve months ended March 28, 2015. The Company’s interest coverage ratio was 9.18 for the twelve months ended March 28, 2015. The Company may make restricted payments (as defined in the third amended and restated credit agreement); provided that if after giving effect to any such restricted payment the leverage ratio is not greater than 3.00. Otherwise the Company may only make restricted payments in an aggregate amount for each fiscal year not to exceed the amount set forth for such fiscal year ($150.0 million for 2015 and $175.0 million for 2016 and in each fiscal year thereafter).
Senior Notes - 7.25%
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
Interest Rate Swap Agreements
The Company has outstanding interest rate swap agreements with major financial institutions that effectively convert a portion of the Company’s variable-rate debt to a fixed rate. The swap agreements had a total U.S. dollar equivalent notional amount of $1,300.0 million at March 28, 2015, March 29, 2014, and September 30, 2014. Interest payments made between the effective date and expiration date are hedged by the swap agreements, except as noted below. The notional amount, effective date, expiration date and rate of each of these swap agreements are shown in the table below.

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

Master Accounts Receivable Purchase Agreement
The Company accounts for the sale of receivables under the Master Accounts Receivable Purchase Agreement (“MARP Agreement”) as short-term debt and continues to carry the receivables on its Consolidated Balance Sheet, primarily as a result of the Company’s right to repurchase receivables sold. Refer to “NOTE 10. DEBT” in the 2014 Annual Report for more information regarding the MARP Agreement. There were $301.3 million and $273.5 million in borrowings under the MARP Agreement as of March 28, 2015 and March 29, 2014, respectively. The carrying value of the receivables pledged as collateral was $376.7 million as of March 28, 2015 and $341.9 million as of March 29, 2014. As of March 28, 2015, there was $98.7 million of availability under the MARP Agreement.

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
6.625% Senior Notes
The fair value of Scotts Miracle-Gro’s 6.625% senior notes due 2020 (the “6.625% Senior Notes”) can be determined based on the trading of the 6.625% Senior Notes in the open market. The difference between the carrying value and the fair value of the 6.625% Senior Notes represents the premium or discount on that date. Based on the trading value on or around March 28, 2015, March 29, 2014 and September 30, 2014, the fair value of the 6.625% Senior Notes was approximately $210.5 million, $217.2 million and $212.5 million, respectively. The fair value measurement for the 6.625% Senior Notes was classified in Level 1 of the fair value hierarchy.
Accounts Receivable Pledged
The interest rate on the short-term debt associated with accounts receivable pledged under the MARP Agreement fluctuates with the applicable LIBOR rate and thus the carrying value is a reasonable estimate of fair value. The fair value measurement for the MARP Agreement was classified in Level 2 of the fair value hierarchy.

Weighted Average Interest Rate
The weighted average interest rates on the Company's debt were 4.4% and 5.7% for the six months ended March 28, 2015 and March 29, 2014, respectively. The decline in the weighted average interest rate is due to the reduced rates under the third amended and restated senior secured credit agreement and the redemption of the 7.25% Senior Notes.

NOTE 8. RETIREMENT AND RETIREE MEDICAL PLANS
The following summarizes the components of net periodic benefit cost for the retirement and retiree medical plans sponsored by the Company:

	THREE MONTHS ENDED
	MARCH 28, 2015			MARCH 29, 2014
	U.S. Pension	International Pension	U.S. Medical	U.S. Pension	International Pension	U.S. Medical
	(In millions)
Service cost	$—	$0.4	$0.1	$—	$0.3	$0.1
Interest cost	1.0	1.9	0.3	1.1	1.9	0.4
Expected return on plan assets	(1.4)	(2.4)	—	(1.3)	(2.2)	—
Net amortization	0.8	0.4	—	0.9	0.3	—
Net periodic benefit cost	$0.4	$0.3	$0.4	$0.7	$0.3	$0.5

	SIX MONTHS ENDED
	MARCH 28, 2015			MARCH 29, 2014
	U.S. Pension	International Pension	U.S. Medical	U.S. Pension	International Pension	U.S. Medical
	(In millions)
Service cost	$—	$0.7	$0.2	$—	$0.8	$0.2
Interest cost	2.0	3.8	0.6	2.2	5.1	0.7
Expected return on plan assets	(2.7)	(4.7)	—	(2.6)	(5.8)	—
Net amortization	1.6	0.9	—	1.9	0.8	—
Net periodic benefit cost	$0.9	$0.7	$0.8	$1.5	$0.9	$0.9

NOTE 9. SHAREHOLDERS' EQUITY
During the six months ended March 28, 2015, Scotts Miracle-Gro repurchased 0.2 million of its common shares (the “Common Shares”) for $14.8 million. These repurchases were made pursuant to the $500 million share repurchase program approved by the Scotts Miracle-Gro Board of Directors in August 2014. The program allows for repurchases of Common Shares over a five-year period starting November 1, 2014 through September 30, 2019.
Share-Based Awards
The following is a summary of the share-based awards granted during the periods indicated:

	SIX MONTHS ENDED
	MARCH 28, 2015	MARCH 29, 2014
Employees
Stock options	420,047	—
Restricted stock units	52,091	105,365
Performance units	78,352	161,229
Board of Directors
Deferred stock units	27,282	20,894
Total share-based awards	577,772	287,488

Aggregate fair value at grant dates (in millions)	$14.8	$17.1

Total share-based compensation was as follows for the periods indicated:

	THREE MONTHS ENDED		SIX MONTHS ENDED
	MARCH 28, 2015	MARCH 29, 2014	MARCH 28, 2015	MARCH 29, 2014
	(In millions)
Share-based compensation	$7.2	$4.6	$9.3	$6.4
Tax benefit recognized	2.7	1.8	3.5	2.4

As of March 28, 2015, total unrecognized compensation cost related to non-vested share-based awards amounted to $13.7 million. This cost is expected to be recognized over a weighted-average period of 2.0 years. The tax benefit realized from the tax deductions associated with the exercise of share-based awards and the vesting of restricted stock totaled $2.8 million for the six months ended March 28, 2015.

As of March 28, 2015 the equity attributable to noncontrolling interest was $13.8 million compared to $13.5 million as of September 30, 2014. The $0.3 million change is due to the net earnings from the Company's investment in AeroGrow.
Stock Options/SARs
Aggregate stock option and SARs activity consisted of the following (options/SARs in millions):

	No. of Options/SARs	WTD. Avg. Exercise Price
Awards outstanding at September 30, 2014	2.0	$38.26
Granted	0.4	63.43
Exercised	(0.4)	40.18
Forfeited	—	—
Awards outstanding at March 28, 2015	2.0	43.14
Exercisable	1.6	37.73

At March 28, 2015, the Company expects 0.3 million of the remaining unexercisable stock options (after forfeitures), with a weighted-average exercise price of $63.43, intrinsic value of $0.7 million and average remaining term of 8.8 years, to vest in the future. The following summarizes certain information pertaining to stock option and SAR awards outstanding and exercisable at March 28, 2015 (options/SARs in millions):

	Awards Outstanding			Awards Exercisable
Range of Exercise Price	No. of Options/ SARs	WTD. Avg. Remaining Life	WTD. Avg. Exercise Price	No. of Options/ SARs	WTD. Avg. Remaining Life	WTD. Avg. Exercise Price
$20.59 – $27.31	0.3	3.52	$20.59	0.3	3.52	$20.59
$29.30 – $36.86	0.6	1.59	35.61	0.6	1.59	35.61
$38.81 – $49.19	0.7	5.61	45.16	0.7	5.61	45.16
$63.43 – $63.43	0.4	8.84	63.43	—	0.00	—
	2.0	4.78	$43.14	1.6	3.69	$37.73

 The intrinsic value of the stock option and SAR awards outstanding and exercisable at March 28, 2015 were as follows:

(In millions)
Outstanding	$45.0
Exercisable	44.0

The grant date fair value of stock option awards is estimated using a binomial model and the assumptions in the following table. Expected market price volatility is based on implied volatilities from traded options on Common Shares and historical volatility specific to the Common Shares. Historical data, including demographic factors impacting historical exercise behavior is used to estimate stock option exercises and employee terminations within the valuation model. The risk-free rate for periods within the contractual life (normally ten years) of the stock option is based on the U.S. Treasury yield curve in effect at the time of grant. The expected life of stock options is based on historical experience and expectations for grants outstanding. The weighted average assumptions for awards granted during the six months ended March 28, 2015 are as follows:

Expected market price volatility	26.6%
Risk-free interest rates	1.3%
Expected dividend yield	2.8%
Expected life of stock options in years	6.00
Estimated weighted-average fair value per stock option	$11.51
Restricted share-based awards
Restricted share-based award activity (including restricted stock, restricted stock units and deferred stock units) was as follows:

	No. of Shares	WTD. Avg. Grant Date Fair Value per Share
Awards outstanding at September 30, 2014	433,892	$52.55
Granted	79,373	63.42
Vested	(126,172)	47.15
Forfeited	(21,314)	59.40
Awards outstanding at March 28, 2015	365,779	56.37

For the six months ended March 28, 2015, the total fair value of restricted stock units vested was $5.9 million.
Performance-based awards
Performance-based award activity was as follows:

	No. of Units	WTD. Avg. Grant Date Fair Value per Unit
Awards outstanding at September 30, 2014	311,249	$51.21
Granted	78,352	63.43
Vested	(49,467)	—
Forfeited	(910)	47.66
Awards outstanding at March 28, 2015	339,224	54.88

NOTE 10. INCOME TAXES
The effective tax rate related to continuing operations for the six months ended March 28, 2015 was 36.0%, compared to 34.0% for the six months ended March 29, 2014. The effective tax rate used for interim reporting purposes is based on management’s best estimate of factors impacting the effective tax rate for the full fiscal year. An allocation of the income tax expense has been separately determined to report the discontinued operations, net of tax. There can be no assurance that the effective tax rate estimated for interim financial reporting purposes will approximate the effective tax rate determined at fiscal year end.

Scotts Miracle-Gro or one of its subsidiaries files income tax returns in the U.S. federal jurisdiction and various state, local and foreign jurisdictions. With few exceptions, which are discussed further below, the Company is no longer subject to examination by these tax authorities for fiscal years prior to 2011. The Company is currently under examination by the Internal Revenue Service and certain foreign and U.S. state and local tax authorities. The U.S. federal examination is limited to fiscal year 2011. Regarding the foreign jurisdictions, we expect the commencement of a German audit in the third quarter of 2015 covering fiscal years 2009 through 2012. In regard to the multiple U.S., state and local audits, the tax periods under examination are limited to fiscal years 2009 through 2013. In addition to the aforementioned audits, certain other tax deficiency notices and refund claims for previous years remain unresolved.
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
Regulatory Matters
As of March 28, 2015, $5.7 million was accrued in the “Other liabilities” line in the Consolidated Balance Sheet for environmental actions, the majority of which are for site remediation. The amounts accrued are believed to be adequate to cover such known environmental exposures based on current facts and estimates of likely outcomes. Although it is reasonably possible that the costs to resolve such known environmental exposures will exceed the amounts accrued, any variation from accrued amounts is not expected to be material.
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
Exchange Rate Risk Management
The Company uses currency forward contracts to manage the exchange rate risk associated with intercompany loans with foreign subsidiaries that are denominated in local currencies. At March 28, 2015, the notional amount of outstanding currency forward contracts was $147.2 million, with a negative fair value of $0.2 million. At March 29, 2014, the notional amount of outstanding currency forward contracts was $197.8 million, with a negative fair value of $0.2 million. At September 30, 2014, the notional amount of outstanding currency forward contracts was $149.0 million, with a negative fair value of $0.1 million. The fair value of currency forward contracts is determined based on changes in spot rates. The outstanding contracts will mature during fiscal 2015.
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
The Company has outstanding interest rate swap agreements with major financial institutions that effectively convert a portion of the Company’s variable-rate debt to a fixed rate. The swap agreements had a total U.S. dollar equivalent notional amount of $1,300.0 million at March 28, 2015, March 29, 2014, and September 30, 2014. Included in the AOCI balance at March 28, 2015 was a loss of $5.8 million related to interest rate swap agreements that is expected to be reclassified to earnings during the next 12 months, consistent with the timing of the underlying hedged transactions.
Commodity Price Risk Management
The Company had outstanding hedging arrangements at March 28, 2015 designed to fix the price of a portion of its projected future urea requirements. The contracts are designated as hedges of the Company’s exposure to future cash flow fluctuations associated with the cost of urea. The objective of the hedges is to mitigate the earnings and cash flow volatility attributable to the risk of changing prices. Unrealized gains or losses in the fair value of these contracts are recorded to AOCI within the Condensed Consolidated Balance Sheets. Realized gains or losses remain as a component of AOCI until the related inventory is sold. Upon sale of the underlying inventory, the gain or loss is reclassified to cost of sales. Included in the AOCI balance at March 28, 2015 was a loss of $0.5 million related to urea derivatives that is expected to be reclassified to earnings during the next 12 months, consistent with the timing of the underlying hedged transactions.
The Company also uses derivatives to partially mitigate the effect of fluctuating diesel and gasoline costs on operating results. Any such derivatives that do not qualify for hedge accounting treatment in accordance with GAAP are recorded at fair value, with unrealized gains and losses on open contracts and realized gains or losses on settled contracts recorded as an element of cost of sales. Unrealized gains or losses in the fair value of contracts that do qualify for hedge accounting are recorded in AOCI except for any ineffective portion of the change in fair value, which is immediately recorded in earnings. For the effective portion of the change in fair value, realized gains or losses remain as a component of AOCI until the related fuel is consumed. Upon consumption of the fuel, the gain or loss is reclassified to cost of sales. At March 28, 2015 there were no amounts included within AOCI.

The Company had the following outstanding commodity contracts that were entered into to hedge forecasted purchases:

Commodity	MARCH 28, 2015	MARCH 29, 2014	SEPTEMBER 30, 2014
Urea	21,000 tons	15,000 tons	58,500 tons
Diesel	5,838,000 gallons	2,940,000 gallons	5,250,000 gallons
Gasoline	420,000 gallons	756,000 gallons	462,000 gallons
Heating Oil	5,754,000 gallons	2,730,000 gallons	4,494,000 gallons
Fair Values of Derivative Instruments
The fair values of the Company’s derivative instruments were as follows:

		ASSETS / (LIABILITIES)
DERIVATIVES DESIGNATED AS HEDGING INSTRUMENTS		MARCH 28, 2015	MARCH 29, 2014	SEPTEMBER 30, 2014
	BALANCE SHEET LOCATION	FAIR VALUE
		(In millions)
Interest rate swap agreements	Other assets	$0.1	$5.1	$4.0
	Other current liabilities	(9.9)	(10.6)	(10.3)
	Other liabilities	(5.0)	(9.4)	(5.2)
Commodity hedging instruments	Prepaid and other current assets	—	0.5	—
	Other current liabilities	(0.6)	—	(0.6)
Total derivatives designated as hedging instruments		$(15.4)	$(14.4)	$(12.1)

DERIVATIVES NOT DESIGNATED AS HEDGING INSTRUMENTS	BALANCE SHEET LOCATION
Currency forward contracts	Prepaid and other current assets	$—	$0.3	$—
	Other current liabilities	(0.2)	(0.5)	(0.1)
Commodity hedging instruments	Prepaid and other current assets	—	—	—
	Other current liabilities	(7.3)	—	(1.3)
Total derivatives not designated as hedging instruments		$(7.5)	$(0.2)	$(1.4)
Total derivatives		$(22.9)	$(14.6)	$(13.5)

The effect of derivative instruments on AOCI and the Condensed Consolidated Statements of Operations was as follows:

DERIVATIVES IN CASH FLOW HEDGING RELATIONSHIPS	AMOUNT OF GAIN / (LOSS) RECOGNIZED IN AOCI
	THREE MONTHS ENDED		SIX MONTHS ENDED
	MARCH 28, 2015	MARCH 29, 2014	MARCH 28, 2015	MARCH 29, 2014
	(In millions)
Interest rate swap agreements	$(3.0)	$(4.0)	$(4.7)	$(4.8)
Commodity hedging instruments	(1.0)	0.7	(0.4)	1.9
Total	$(4.0)	$(3.3)	$(5.1)	$(2.9)

DERIVATIVES IN CASH FLOW HEDGING RELATIONSHIPS	RECLASSIFIED FROM AOCI INTO STATEMENT OF OPERATIONS	AMOUNT OF GAIN / (LOSS)
		THREE MONTHS ENDED		SIX MONTHS ENDED
		MARCH 28, 2015	MARCH 29, 2014	MARCH 28, 2015	MARCH 29, 2014
		(In millions)
Interest rate swap agreements	Interest expense	$(2.5)	$(4.0)	$(3.5)	$(7.1)
Commodity hedging instruments	Cost of sales	0.1	0.1	0.1	0.1
Total		$(2.4)	$(3.9)	$(3.4)	$(7.0)

DERIVATIVES NOT DESIGNATED AS HEDGING INSTRUMENTS	RECOGNIZED IN STATEMENT OF OPERATIONS	AMOUNT OF GAIN / (LOSS)
		THREE MONTHS ENDED		SIX MONTHS ENDED
		MARCH 28, 2015	MARCH 29, 2014	MARCH 28, 2015	MARCH 29, 2014
		(In millions)
Currency forward contracts	Other income, net	$2.1	$(1.1)	$5.2	$(2.4)
Commodity hedging instruments	Cost of sales	(1.6)	(0.3)	(9.9)	0.3
Total		$0.5	$(1.4)	$(4.7)	$(2.1)

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
Derivatives
Derivatives consist of currency, interest rate and commodity derivative instruments. Currency forward contracts are valued using observable forward rates in commonly quoted intervals for the full term of the contracts. Interest rate swap agreements are valued based on the present value of the estimated future net cash flows using implied rates in the applicable yield curve as of the valuation date. Commodity contracts are measured using observable commodity exchange prices in active markets.
These derivative instruments are classified within Level 2 of the valuation hierarchy and are included within other assets and other liabilities in the Company’s Condensed Consolidated Balance Sheets, except for derivative instruments expected to be settled within the next 12 months, which are included within prepaid and other current assets and other current liabilities.
Cash Equivalents
Cash equivalents consist of highly liquid investments with original maturities of three months or less. The carrying value of these cash equivalents approximates fair value due to their short-term maturities.
Other
Other financial assets consist of investment securities in non-qualified retirement plan assets. These securities are valued using observable market prices in active markets.

The following table presents the Company’s financial assets and liabilities measured at fair value on a recurring basis at March 28, 2015:

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Unobservable Inputs (Level 3)	Total
	(In millions)
Assets
Cash equivalents	$17.8	$—	$—	$17.8
Derivatives
Interest rate swap agreements	—	0.1	—	0.1
Other	10.5	—	—	10.5
Total	$28.3	$0.1	$—	$28.4
Liabilities
Derivatives
Interest rate swap agreements	$—	$(14.9)	$—	$(14.9)
Currency forward contracts	—	(0.2)	—	(0.2)
Commodity hedging instruments	—	(7.9)	—	(7.9)
Total	$—	$(23.0)	$—	$(23.0)
The following table presents the Company’s financial assets and liabilities measured at fair value on a recurring basis at March 29, 2014:

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Unobservable Inputs (Level 3)	Total
	(In millions)
Assets
Cash equivalents	$86.3	$—	$—	$86.3
Derivatives
Interest rate swap agreements	—	5.1	—	5.1
Currency forward contracts	—	0.3	—	0.3
Commodity hedging instruments	—	0.5	—	0.5
Other	8.3	—	—	8.3
Total	$94.6	$5.9	$—	$100.5
Liabilities
Derivatives
Interest rate swap agreements	$—	$(20.0)	$—	$(20.0)
Currency forward contracts	—	(0.5)	—	(0.5)
Total	$—	$(20.5)	$—	$(20.5)

The following table presents the Company’s financial assets and liabilities measured at fair value on a recurring basis at September 30, 2014:

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Unobservable Inputs (Level 3)	Total
	(In millions)
Assets
Cash equivalents	$32.0	$—	$—	$32.0
Derivatives
Interest rate swap agreements	—	4.0	—	4.0
Other	8.9	—	—	8.9
Total	$40.9	$4.0	$—	$44.9
Liabilities
Derivatives
Interest rate swap agreements	$—	$(15.5)	$—	$(15.5)
Foreign currency forward contracts	—	(0.1)	—	(0.1)
Commodity hedging instruments	—	(1.9)	—	(1.9)
Total	$—	$(17.5)	$—	$(17.5)
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

The following tables present summarized financial information concerning the Company’s reportable segments for the periods indicated:

	THREE MONTHS ENDED		SIX MONTHS ENDED
	MARCH 28, 2015	MARCH 29, 2014	MARCH 28, 2015	MARCH 29, 2014
	(In millions)
Net sales:
Global Consumer	$1,064.3	$1,046.0	$1,227.9	$1,184.4
Scotts LawnService®	30.4	28.9	77.1	75.2
Segment total	1,094.7	1,074.9	1,305.0	1,259.6
Corporate & Other	7.6	6.1	13.5	11.0
Consolidated	$1,102.3	$1,081.0	$1,318.5	$1,270.6
Income (loss) from continuing operations before income taxes:
Global Consumer	$272.0	$269.5	$197.8	$202.1
Scotts LawnService®	(22.6)	(20.3)	(21.1)	(17.7)
Segment total	249.4	249.2	176.7	184.4
Corporate & Other	(31.8)	(23.0)	(52.0)	(44.7)
Intangible asset amortization	(3.2)	(3.0)	(6.7)	(5.9)
Impairment, restructuring and other	(5.1)	(6.1)	(14.7)	(6.4)
Costs related to refinancing	—	(10.7)	—	(10.7)
Interest expense	(15.0)	(12.0)	(24.7)	(25.9)
Consolidated	$194.3	$194.4	$78.6	$90.8

	MARCH 28, 2015	MARCH 29, 2014	SEPTEMBER 30, 2014
	(In millions)
Total assets:
Global Consumer	$2,627.0	$2,721.6	$1,690.7
Scotts LawnService®	207.9	181.0	191.3
Corporate & Other	174.9	168.6	176.3
Consolidated	$3,009.8	$3,071.2	$2,058.3

NOTE 15. FINANCIAL INFORMATION FOR SUBSIDIARY GUARANTORS AND NON-GUARANTORS
The 6.625% Senior Notes were issued on December 16, 2010 and are guaranteed by certain of the Company's domestic subsidiaries and, therefore, the Company reports condensed consolidating financial information in accordance with SEC Regulation S-X Rule 3-10, Financial Statements of Guarantors and Issuers of Guaranteed Securities Registered or Being Registered. On January 15, 2014, the Company redeemed all of its outstanding $200 million aggregate principal amount of 7.25% Senior Notes which were previously guaranteed by certain of its domestic subsidiaries. The guarantees are “full and unconditional,” as those terms are used in Regulation S-X Rule 3-10, except that a subsidiary’s guarantee will be automatically released in certain customary circumstances, such as (1) upon any sale or other disposition of all or substantially all of the assets of the subsidiary (including by way of merger or consolidation) to any person other than Scotts Miracle-Gro or any “restricted subsidiary” under the applicable indenture; (2) if the subsidiary merges with and into Scotts Miracle-Gro, with Scotts Miracle-Gro surviving such merger; (3) if the subsidiary is designated an “unrestricted subsidiary” in accordance with the applicable indenture or otherwise ceases to be a “restricted subsidiary” (including by way of liquidation or dissolution) in a transaction permitted by such indenture; (4) upon legal or covenant defeasance; (5) upon satisfaction and discharge of the 6.625% Senior Notes; or (6) if the subsidiary ceases to be a “wholly owned restricted subsidiary” and the subsidiary is not otherwise required to provide a guarantee of the 6.625% Senior Notes pursuant to the applicable indenture. The Hawthorne Gardening Company and Hawthorne Hydroponics LLC were added as guarantors effective in the three month period ending March 28, 2015 and all periods presented. The following 100% directly or indirectly owned subsidiaries fully and unconditionally guarantee at March 28, 2015 the 6.625% Senior Notes on a joint and several basis: EG Systems, Inc.; Gutwein & Co., Inc.; Hyponex Corporation; Miracle-Gro Lawn Products, Inc.; OMS Investments, Inc.; Rod McLellan Company; Sanford Scientific, Inc.; Scotts Temecula Operations, LLC; Scotts Manufacturing Company; Scotts Products Co.; Scotts Professional Products Co.; Scotts-Sierra Investments LLC; SMG Growing Media, Inc.; Swiss Farms Products, Inc.; SMGM LLC; SLS Franchise Systems LLC; The Scotts Company LLC; The Hawthorne Gardening Company; and Hawthorne Hydroponics LLC (collectively, the “Guarantors”).
The following information presents Condensed Consolidating Statements of Operations for the three and six months ended March 28, 2015 and March 29, 2014, Condensed Consolidating Statements of Comprehensive Income (Loss) for the three and six months ended March 28, 2015 and March 29, 2014, Condensed Consolidating Statements of Cash Flows for the six months ended March 28, 2015 and March 29, 2014, and Condensed Consolidating Balance Sheets as of March 28, 2015, March 29, 2014 and September 30, 2014. The condensed consolidating financial information presents, in separate columns, financial information for: Scotts Miracle-Gro on a Parent-only basis, carrying its investment in subsidiaries under the equity method; Guarantors on a combined basis, carrying their investments in subsidiaries which do not guarantee the debt (collectively, the “Non-Guarantors”) under the equity method; Non-Guarantors on a combined basis; and eliminating entries. The eliminating entries primarily reflect intercompany transactions, such as interest expense, accounts receivable and payable, short and long-term debt, and the elimination of equity investments, return on investments and income in subsidiaries. Because the Parent is obligated to pay the unpaid principal amount and interest on all amounts borrowed by the Guarantors or Non-Guarantors under the credit facility (and was obligated to pay the unpaid principal amount and interest on all amounts borrowed by the Guarantors and Non-Guarantors under the previous senior secured five-year revolving loan facility), the borrowings and related interest expense for the loans outstanding of the Guarantors and Non-Guarantors are also presented in the accompanying Parent-only financial information, and are then eliminated. Included in the Parent Condensed Consolidating Statement of Cash Flow for March 28, 2015 and March 29, 2014, respectively are $76.3 million and $128.6 million of dividends paid by the Guarantors to the Parent representing return on investments and as such are classified within cash flows from operating activities.

THE SCOTTS MIRACLE-GRO COMPANY
Condensed Consolidating Statement of Operations
for the three months ended March 28, 2015
(In millions)
(Unaudited)

	Parent	Subsidiary Guarantors	Non- Guarantors	Eliminations/Consolidations	Consolidated
Net sales	$—	$930.9	$171.4	$—	$1,102.3
Cost of sales	—	553.3	115.5	—	668.8
Cost of sales—impairment, restructuring and other	—	—	0.2	—	0.2
Gross profit	—	377.6	55.7	—	433.3
Operating expenses:
Selling, general and administrative	—	183.3	36.0	0.4	219.7
Impairment, restructuring and other	—	2.4	2.5	—	4.9
Other income, net	—	(0.8)	0.2	—	(0.6)
Income from operations	—	192.7	17.0	(0.4)	209.3
Equity income in subsidiaries	(128.9)	(6.4)	—	135.3	—
Other non-operating income	(9.5)	—	(5.6)	15.1	—
Interest expense	16.3	13.4	0.4	(15.1)	15.0
Income from continuing operations before income taxes	122.1	185.7	22.2	(135.7)	194.3
Income tax (benefit) expense from continuing operations	(2.5)	64.5	8.0	—	70.0
Income from continuing operations	124.6	121.2	14.2	(135.7)	124.3
Income from discontinued operations, net of tax	—	—	—	—	—
Net income	$124.6	$121.2	$14.2	$(135.7)	$124.3
Net loss attributable to noncontrolling interest	—	—	—	0.3	0.3
Net income attributable to controlling interest	$124.6	$121.2	$14.2	$(135.4)	$124.6

THE SCOTTS MIRACLE-GRO COMPANY
Condensed Consolidating Statement of Operations
for the six months ended March 28, 2015
(In millions)
(Unaudited)

	Parent	Subsidiary Guarantors	Non- Guarantors	Eliminations/Consolidations	Consolidated
Net sales	$—	$1,077.3	$241.2	$—	$1,318.5
Cost of sales	—	683.9	171.8	—	855.7
Cost of sales—impairment, restructuring and other	—	—	0.2	—	0.2
Gross profit	—	393.4	69.2	—	462.6
Operating expenses:
Selling, general and administrative	—	279.0	66.7	0.9	346.6
Impairment, restructuring and other	—	11.3	3.2	—	14.5
Other income, net	—	(2.1)	0.3	—	(1.8)
Income (loss) from operations	—	105.2	(1.0)	(0.9)	103.3
Equity income in subsidiaries	(58.6)	(2.1)	—	60.7	—
Other non-operating income	(14.0)	—	(11.2)	25.2	—
Interest expense	27.5	21.7	0.7	(25.2)	24.7
Income from continuing operations before income taxes	45.1	85.6	9.5	(61.6)	78.6
Income tax (benefit) expense from continuing operations	(4.9)	29.8	3.4	—	28.3
Income from continuing operations	50.0	55.8	6.1	(61.6)	50.3
Income from discontinued operations, net of tax	—	—	—	—	—
Net income	$50.0	$55.8	$6.1	$(61.6)	$50.3
Net income attributable to noncontrolling interest	—	—	—	(0.3)	(0.3)
Net income attributable to controlling interest	$50.0	$55.8	$6.1	$(61.9)	$50.0

THE SCOTTS MIRACLE-GRO COMPANY
Condensed Consolidating Statement of Comprehensive Income (Loss)
for the three months ended March 28, 2015
(In millions)
(Unaudited)

	Parent	Subsidiary Guarantors	Non- Guarantors	Eliminations/Consolidations	Consolidated
Net income	$124.6	$121.2	$14.2	$(135.7)	$124.3
Other comprehensive (loss) income, net of tax:
Net foreign currency translation adjustment	(8.1)	—	(8.1)	8.1	(8.1)
Net change in derivatives	(1.6)	(1.1)	—	1.1	(1.6)
Net change in pension and other post-retirement benefits	0.8	0.5	0.3	(0.8)	0.8
Total other comprehensive (loss) income	(8.9)	(0.6)	(7.8)	8.4	(8.9)
Comprehensive income	$115.7	$120.6	$6.4	$(127.3)	$115.4

THE SCOTTS MIRACLE-GRO COMPANY
Condensed Consolidating Statement of Comprehensive Income (Loss)
for the six months ended March 28, 2015
(In millions)
(Unaudited)

	Parent	Subsidiary Guarantors	Non- Guarantors	Eliminations/Consolidations	Consolidated
Net income	$50.0	$55.8	$6.1	$(61.6)	$50.3
Other comprehensive (loss) income, net of tax:
Net foreign currency translation adjustment	(11.1)	—	(11.1)	11.1	(11.1)
Net change in derivatives	(1.7)	(0.5)	—	0.5	(1.7)
Net change in pension and other post-retirement benefits	1.6	1.0	0.6	(1.6)	1.6
Total other comprehensive (loss) income	(11.2)	0.5	(10.5)	10.0	(11.2)
Comprehensive (loss) income	$38.8	$56.3	$(4.4)	$(51.6)	$39.1

THE SCOTTS MIRACLE-GRO COMPANY
Condensed Consolidating Statement of Cash Flows
for the six months ended March 28, 2015
(In millions)
(Unaudited)

	Parent	Subsidiary Guarantors	Non- Guarantors	Eliminations/Consolidations	Consolidated
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES (a)	$48.7	$(432.4)	$(99.9)	$(165.1)	$(648.7)

INVESTING ACTIVITIES
Proceeds from sale of long-lived assets	—	5.2	—	—	5.2
Investments in property, plant and equipment	—	(25.2)	(2.8)	—	(28.0)
Investment in acquired businesses, net of cash acquired	—	(50.5)	—	—	(50.5)
Net cash used in investing activities	—	(70.5)	(2.8)	—	(73.3)

FINANCING ACTIVITIES
Borrowings under revolving and bank lines of credit	—	1,034.5	161.0	—	1,195.5
Repayments under revolving and bank lines of credit	—	(388.7)	(61.8)	—	(450.5)
Dividends paid	(54.8)	(76.3)	(3.7)	80.0	(54.8)
Purchase of common shares	(14.8)	—	—	—	(14.8)
Payments on seller notes	—	(0.8)	—	—	(0.8)
Excess tax benefits from share-based payment arrangements	—	2.8	—	—	2.8
Cash received from the exercise of stock options	16.2	—	—	—	16.2
Intercompany financing	4.7	(87.6)	(2.2)	85.1	—
Net cash (used in) provided by financing activities	(48.7)	483.9	93.3	165.1	693.6
Effect of exchange rate changes on cash	—	—	(6.1)	—	(6.1)
Net decrease in cash and cash equivalents	—	(19.0)	(15.5)	—	(34.5)
Cash and cash equivalents, beginning of period	—	23.1	66.2	—	89.3
Cash and cash equivalents, end of period	$—	$4.1	$50.7	$—	$54.8

(a)	Cash received by the Parent from its subsidiaries in the form of dividends in the amount of $76.3 million represent return on investments and are included in cash flows from operating activities.

THE SCOTTS MIRACLE-GRO COMPANY
Condensed Consolidating Balance Sheet
As of March 28, 2015
(In millions)
(Unaudited)

	Parent	Subsidiary Guarantors	Non- Guarantors	Eliminations/Consolidations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$—	$4.1	$50.7	$—	$54.8
Accounts receivable, net	—	455.3	226.8	—	682.1
Accounts receivable pledged	—	376.7	—	—	376.7
Inventories	—	472.3	123.8	—	596.1
Prepaid and other current assets	—	115.3	38.5	—	153.8
Total current assets	—	1,423.7	439.8	—	1,863.5
Property, plant and equipment, net	—	380.1	56.9	—	437.0
Goodwill	—	352.8	7.1	11.6	371.5
Intangible assets, net	—	259.1	36.9	12.6	308.6
Other assets	18.0	16.5	20.5	(25.8)	29.2
Equity investment in subsidiaries	387.3	—	—	(387.3)	—
Intercompany assets	1,370.5	—	—	(1,370.5)	—
Total assets	$1,775.8	$2,432.2	$561.2	$(1,759.4)	$3,009.8

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current portion of debt	$—	$305.0	$13.1	$—	$318.1
Accounts payable	—	229.3	71.1	—	300.4
Other current liabilities	16.0	267.8	82.9	—	366.7
Total current liabilities	16.0	802.1	167.1	—	985.2
Long term debt	1,198.9	910.4	100.7	(998.9)	1,211.1
Other liabilities	4.8	226.7	32.8	(20.7)	243.6
Equity investment in subsidiaries	—	114.6	—	(114.6)	—
Intercompany liabilities	—	248.8	104.1	(352.9)	—
Total liabilities	1,219.7	2,302.6	404.7	(1,487.1)	2,439.9
Total shareholders' equity - controlling interest	556.1	129.6	156.5	(286.1)	556.1
Noncontrolling interest	—	—	—	13.8	13.8
Total equity	556.1	129.6	156.5	(272.3)	569.9
Total liabilities and shareholders’ equity	$1,775.8	$2,432.2	$561.2	$(1,759.4)	$3,009.8

THE SCOTTS MIRACLE-GRO COMPANY
Condensed Consolidating Statement of Operations
for the three months ended March 29, 2014
(In millions)
(Unaudited)

	Parent	Subsidiary Guarantors	Non- Guarantors	Eliminations/Consolidations	Consolidated
Net sales	$—	$899.0	$182.0	$—	$1,081.0
Cost of sales	—	527.0	120.2	—	647.2
Gross profit	—	372.0	61.8	—	433.8
Operating expenses:
Selling, general and administrative	—	170.5	41.7	—	212.2
Impairment, restructuring and other	—	5.9	0.2	—	6.1
Other income, net	—	(1.0)	(0.6)	—	(1.6)
Income from operations	—	196.6	20.5	—	217.1
Equity income in subsidiaries	(143.5)	(7.4)	—	150.9	—
Other non-operating income	(5.1)	—	(5.7)	10.8	—
Costs related to refinancing	10.7	—	—	—	10.7
Interest expense	12.5	9.9	0.4	(10.8)	12.0
Income from continuing operations before income taxes	125.4	194.1	25.8	(150.9)	194.4
Income tax (benefit) expense from continuing operations	(0.3)	59.9	9.1	—	68.7
Income from continuing operations	125.7	134.2	16.7	(150.9)	125.7
Income (loss) from discontinued operations, net of tax	—	(0.2)	0.2	—	—
Net income	$125.7	$134.0	$16.9	$(150.9)	$125.7

THE SCOTTS MIRACLE-GRO COMPANY
Condensed Consolidating Statement of Operations
for the six months ended March 29, 2014
(In millions)
(Unaudited)

	Parent	Subsidiary Guarantors	Non- Guarantors	Eliminations/Consolidations	Consolidated
Net sales	$—	$1,043.6	$227.0	$—	$1,270.6
Cost of sales	—	645.1	157.8	—	802.9
Gross profit	—	398.5	69.2	—	467.7
Operating expenses:
Selling, general and administrative	—	268.4	68.2	—	336.6
Impairment, restructuring and other	—	5.9	0.5	—	6.4
Other income, net	—	(2.1)	(0.6)	—	(2.7)
Income from operations	—	126.3	1.1	—	127.4
Equity income in subsidiaries	(87.6)	(3.5)	—	91.1	—
Other non-operating income	(9.5)	—	(11.0)	20.5	—
Costs related to refinancing	10.7	—	—	—	10.7
Interest expense	26.6	19.4	0.4	(20.5)	25.9
Income from continuing operations before income taxes	59.8	110.4	11.7	(91.1)	90.8
Income tax (benefit) expense from continuing operations	(0.2)	27.1	4.0	—	30.9
Income from continuing operations	60.0	83.3	7.7	(91.1)	59.9
Income (loss) from discontinued operations, net of tax	—	(0.3)	0.4	—	0.1
Net income	$60.0	$83.0	$8.1	$(91.1)	$60.0

THE SCOTTS MIRACLE-GRO COMPANY
Condensed Consolidating Statement of Comprehensive Income (Loss)
for the three months ended March 29, 2014
(In millions)
(Unaudited)

	Parent	Subsidiary Guarantors	Non- Guarantors	Eliminations/Consolidations	Consolidated
Net income	$125.7	$134.0	$16.9	$(150.9)	$125.7
Other comprehensive income (loss), net of tax:
Net foreign currency translation adjustment	(2.7)	—	(2.7)	2.7	(2.7)
Net change in derivatives	0.6	(0.6)	—	0.6	0.6
Net change in pension and other post-retirement benefits	0.7	0.5	0.2	(0.7)	0.7
Total other comprehensive loss	(1.4)	(0.1)	(2.5)	2.6	(1.4)
Comprehensive income	$124.3	$133.9	$14.4	$(148.3)	$124.3

THE SCOTTS MIRACLE-GRO COMPANY
Condensed Consolidating Statement of Comprehensive Income (Loss)
for the six months ended March 29, 2014
(In millions)
(Unaudited)

	Parent	Subsidiary Guarantors	Non- Guarantors	Eliminations/Consolidations	Consolidated
Net income	$60.0	$83.0	$8.1	$(91.1)	$60.0
Other comprehensive income (loss), net of tax:
Net foreign currency translation adjustment	(4.1)	—	(4.1)	4.1	(4.1)
Net change in derivatives	4.1	1.8	—	(1.8)	4.1
Net change in pension and other post-retirement benefits	1.2	1.1	0.1	(1.2)	1.2
Total other comprehensive income (loss)	1.2	2.9	(4.0)	1.1	1.2
Comprehensive income	$61.2	$85.9	$4.1	$(90.0)	$61.2

THE SCOTTS MIRACLE-GRO COMPANY
Condensed Consolidating Statement of Cash Flows
for the six months ended March 29, 2014
(In millions)
(Unaudited)

	Parent	Subsidiary Guarantors	Non- Guarantors	Eliminations/Consolidations	Consolidated
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES (a)	$110.3	$(474.1)	$(122.2)	$(128.6)	$(614.6)

INVESTING ACTIVITIES
Proceeds from sale of business, net of transaction costs	—	3.1	1.0	—	4.1
Investments in property, plant and equipment	—	(50.1)	(2.9)	—	(53.0)
Investment in acquired businesses, net of cash acquired	—	(60.0)	—	—	(60.0)
Net cash used in investing activities	—	(107.0)	(1.9)	—	(108.9)

FINANCING ACTIVITIES
Borrowings under revolving and bank lines of credit	—	1,482.4	233.1	—	1,715.5
Repayments under revolving and bank lines of credit	—	(448.4)	(212.9)	—	(661.3)
Repayment of Senior Notes	(200.0)	—	—	—	(200.0)
Financing and issuance fees	(6.1)	—	—	—	(6.1)
Dividends paid	(54.5)	(128.6)	—	128.6	(54.5)
Purchase of common shares	(59.6)	—	—	—	(59.6)
Payment on seller notes	—	(0.8)	—	—	(0.8)
Excess tax benefits from share-based payment arrangements	—	3.8	—	—	3.8
Cash received from the exercise of stock options	7.9	—	—	—	7.9
Intercompany financing	202.0	(326.8)	124.8	—	—
Net cash (used in) provided by financing activities	(110.3)	581.6	145.0	128.6	744.9
Effect of exchange rate changes on cash	—	—	1.5	—	1.5
Net increase in cash and cash equivalents	—	0.5	22.4	—	22.9
Cash and cash equivalents, beginning of period	—	2.6	127.2	—	129.8
Cash and cash equivalents, end of period	$—	$3.1	$149.6	$—	$152.7

(a)	Cash received by the Parent from its subsidiaries in the form of dividends in the amount of $128.6 million represent return on investments and are included in cash flows from operating activities.

THE SCOTTS MIRACLE-GRO COMPANY
Condensed Consolidating Balance Sheet
As of March 29, 2014
(In millions)
(Unaudited)

	Parent	Subsidiary Guarantors	Non- Guarantors	Eliminations/Consolidations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$—	$3.1	$149.6	$—	$152.7
Accounts receivable, net	—	516.4	230.5	—	746.9
Accounts receivable pledged	—	341.9	—	—	341.9
Inventories	—	433.0	113.2	—	546.2
Prepaid and other current assets	—	113.7	36.2	—	149.9
Total current assets	—	1,408.1	529.5	—	1,937.6
Property, plant and equipment, net	—	400.8	42.8	—	443.6
Goodwill	—	332.7	0.6	—	333.3
Intangible assets, net	—	280.8	37.7	—	318.5
Other assets	28.2	17.5	26.6	(34.1)	38.2
Equity investment in subsidiaries	417.1	—	—	(417.1)	—
Intercompany assets	1,398.1	—	—	(1,398.1)	—
Total assets	$1,843.4	$2,439.9	$637.2	$(1,849.3)	$3,071.2

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current portion of debt	$—	$275.2	$3.4	$—	$278.6
Accounts payable	—	263.4	79.1	—	342.5
Other current liabilities	16.9	279.2	100.9	—	397.0
Total current liabilities	16.9	817.8	183.4	—	1,018.1
Long term debt	1,141.3	913.2	32.2	(941.4)	1,145.3
Other liabilities	9.5	212.5	44.2	(34.1)	232.1
Equity investment in subsidiaries	—	171.7	—	(171.7)	—
Intercompany liabilities	—	178.9	277.8	(456.7)	—
Total liabilities	1,167.7	2,294.1	537.6	(1,603.9)	2,395.5
Shareholders' equity	675.7	145.8	99.6	(245.4)	675.7
Total liabilities and shareholders’ equity	$1,843.4	$2,439.9	$637.2	$(1,849.3)	$3,071.2

THE SCOTTS MIRACLE-GRO COMPANY
Condensed Consolidating Balance Sheet
As of September 30, 2014
(In millions)
(Unaudited)

	Parent	Subsidiary Guarantors	Non- Guarantors	Eliminations/Consolidations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$—	$23.1	$66.2	$—	$89.3
Accounts receivable, net	—	124.6	99.4	—	224.0
Accounts receivable pledged	—	113.7	—	—	113.7
Inventories	—	282.1	103.0	—	385.1
Prepaid and other current assets	—	85.2	37.7	—	122.9
Total current assets	—	628.7	306.3	—	935.0
Property, plant and equipment, net	—	371.3	65.7	—	437.0
Goodwill	—	344.3	6.6	—	350.9
Intangible assets, net	—	256.8	45.9	—	302.7
Other assets	23.8	14.7	28.5	(34.3)	32.7
Equity investment in subsidiaries	368.3	—	—	(368.3)	—
Intercompany assets	878.8	—	—	(878.8)	—
Total assets	$1,270.9	$1,615.8	$453.0	$(1,281.4)	$2,058.3

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current portion of debt	$—	$85.8	$6.1	$—	$91.9
Accounts payable	—	134.4	58.9	—	193.3
Other current liabilities	16.7	161.9	80.9	—	259.5
Total current liabilities	16.7	382.1	145.9	—	544.7
Long term debt	681.8	480.0	12.4	(481.8)	692.4
Other liabilities	5.1	235.7	47.4	(34.2)	254.0
Equity investment in subsidiaries	—	106.5	—	(106.5)	—
Intercompany liabilities	—	305.2	91.8	(397.0)	—
Total liabilities	703.6	1,509.5	297.5	(1,019.5)	1,491.1
Total shareholders' equity - controlling interest	553.8	92.8	155.5	(248.4)	553.7
Noncontrolling interest	13.5	13.5	—	(13.5)	13.5
Total equity	567.3	106.3	155.5	(261.9)	567.2
Total liabilities and shareholders’ equity	$1,270.9	$1,615.8	$453.0	$(1,281.4)	$2,058.3

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

As of March 28, 2015, we can make additional restricted payments (as defined in the credit facility), including increased or one-time dividend payments and Common Share repurchases, provided that if after giving effect to any such restricted payment, the leverage ratio is not greater than 3.00. Otherwise, we may only make restricted payments in an aggregate amount for each fiscal year not to exceed the amount set forth in the credit facility for such fiscal year ($150.0 million for 2015 and $175.0 million for 2016 and in each fiscal year thereafter).
RESULTS OF OPERATIONS
We classified our wild bird food business as discontinued operations, for all periods presented, beginning in our second quarter of fiscal 2014. As a result, and unless specifically stated otherwise, all discussions regarding results for the three and six months ended March 28, 2015 and March 29, 2014, reflect results from our continuing operations.
The following table sets forth the components of income and expense as a percentage of net sales:

	THREE MONTHS ENDED		SIX MONTHS ENDED
	MARCH 28, 2015	MARCH 29, 2014	MARCH 28, 2015	MARCH 29, 2014
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	60.7	59.9	64.9	63.2
Cost of sales—impairment, restructuring and other	—	—	—	—
Gross profit	39.3	40.1	35.1	36.8
Operating expenses:
Selling, general and administrative	19.9	19.6	26.3	26.5
Impairment, restructuring and other	0.4	0.6	1.1	0.5
Other income, net	(0.1)	(0.1)	(0.1)	(0.2)
Income from operations	19.1	20.0	7.8	10.0
Costs related to refinancing	—	1.0	—	0.8
Interest expense	1.4	1.1	1.9	2.0
Income from continuing operations before income taxes	17.7	17.9	5.9	7.2
Income tax expense from continuing operations	6.4	6.3	2.1	2.4
Income from continuing operations	11.3	11.6	3.8	4.8
Income from discontinued operations, net of tax	—	—	—	—
Net Income	11.3%	11.6%	3.8%	4.8%
Net Sales
Net sales for the three months ended March 28, 2015 were $1,102.3 million, an increase of 2.0% from net sales of $1,081.0 million for the three months ended March 29, 2014. Net sales for the six months ended March 28, 2015 were $1,318.5, an increase of 3.8% from net sales of $1,270.6 million for the six months ended March 29, 2014. The change in net sales was attributable to:

	THREE MONTHS ENDED	SIX MONTHS ENDED
	MARCH 28, 2015	MARCH 28, 2015
Acquisitions	1.6%	3.3%
Volume	2.8	3.0
Pricing	0.1	—
Foreign exchange rates	(2.5)	(2.5)
Change in net sales	2.0%	3.8%
The increase in net sales for the three and six months ended March 28, 2015, was primarily driven by:

•	sales from acquisitions within our Global Consumer segment from AeroGrow, Fafard, and Solus and within our Scotts LawnService® segment from Action Pest; and

•	increased volume in our Global Consumer segment, driven by increased sales within the U.S. of fertilizer, mulch, and cleaners products, and

•	partial offset by the unfavorable impact of foreign exchange rates as a result of the strengthening of the U.S. dollar relative to other currencies including Canadian dollar, Euro, and British pound.

Cost of Sales
The following table shows the major components of cost of sales:

	THREE MONTHS ENDED		SIX MONTHS ENDED
	MARCH 28, 2015	MARCH 29, 2014	MARCH 28, 2015	MARCH 29, 2014
	(In millions)
Materials	$404.4	$394.1	$496.3	$474.9
Distribution and warehousing	118.5	116.7	167.2	152.3
Manufacturing labor and overhead	127.7	117.7	156.7	141.9
Roundup® reimbursements	18.2	18.7	35.5	33.8
	$668.8	$647.2	$855.7	$802.9
Impairment, restructuring and other	0.2	—	0.2	—
	$669.0	$647.2	$855.9	$802.9

Factors contributing to the change in cost of sales are outlined in the following table:

	THREE MONTHS ENDED	SIX MONTHS ENDED
	MARCH 28, 2015	MARCH 28, 2015
	(In millions)
Material costs	$3.5	$3.1
Volume and product mix	36.7	69.6
Roundup® reimbursements	(0.5)	1.7
Foreign exchange rates	(18.1)	(21.6)
	$21.6	$52.8
Impairment, restructuring and other	0.2	0.2
Change in cost of sales	$21.8	$53.0
The increase in cost of sales, for the three and six months ended March 28, 2015, was primarily driven by:

•	costs related to sales from acquisitions within our Global Consumer segment from AeroGrow, Fafard, and Solus and within our Scotts LawnService® segment from Action Pest;

•
higher distribution costs within our Global Consumer segment due to the recognition of negative mark-to-market adjustments associated with our fuel hedges of $1.6 million and $8.8 million for the three and six months ended March 28, 2015. These mark-to-market adjustments have been partially offset by savings from fuel purchases within the first six months of the current fiscal year and we expect to offset the remainder of the adjustments during the third and fourth quarters of fiscal 2015;

•	increased sales volume in our Global Consumer segment; and

•	an increase in net sales for the six months ended March 28, 2015 attributable to reimbursements under our Roundup® Marketing Agreement;

•	partially offset by the favorable impact of foreign exchange rates as a result of a strengthening of the U.S. dollar relative to other currencies including Canadian dollar, Euro, and British pound.

Gross Profit
As a percentage of net sales, our gross profit rate was 39.3% and 40.1% for the three months ended March 28, 2015 and March 29, 2014, respectively. As a percentage of net sales, our gross profit rate was 35.1% and 36.8% for the six months ended March 28, 2015 and March 29, 2014, respectively. Factors contributing to the change in gross profit rate are outlined in the following table:

	THREE MONTHS ENDED	SIX MONTHS ENDED
	MARCH 28, 2015	MARCH 28, 2015
Pricing	—%	—%
Material costs	(0.3)	(0.2)
Product mix and volume:
Roundup® commissions and reimbursements	—	—
Acquisitions	(0.4)	(0.6)
Corporate & Other	(0.1)	—
Scotts LawnService®	—	—
Global Consumer mix and volume	—	(0.9)
Change in gross profit rate	(0.8)%	(1.7)%
The decrease in the gross profit rate, for the three months ended March 28, 2015, was primarily driven by:

•
net impact of the Solus and Fafard acquisitions, within our Global Consumer segment, decreasing gross profit rate, while AeroGrow within our Global Consumer segment and Action Pest within our Scotts LawnService® segment increased the gross profit rate; and

•	increased material costs within our Global Consumer segment for our grass seed and soils products.
The decrease in the gross profit rate, for the six months ended March 28, 2015, was primarily driven by:

•
higher distribution costs within our Global Consumer segment due to the recognition of negative mark-to-market adjustments associated with our fuel hedges of $8.8 million for the six months ended March 28, 2015. These mark-to-market adjustments have been partially offset by savings from fuel purchases within the first six months of the current fiscal year and we expect to offset the remainder of the adjustments during the third and fourth quarters of fiscal 2015;

•	negative product mix within our Global Consumer segment due to increased sales of mulch products;

•
net impact of the Solus and Fafard acquisitions, within our Global Consumer segment, decreasing gross profit rate, while AeroGrow within our Global Consumer segment and Action Pest within our Scotts LawnService® segment increased the gross profit rate; and

•	increased material costs within our Global Consumer segment for our grass seed and soils products.
Selling, General and Administrative Expenses
The following table sets forth the components of selling, general and administrative expenses:

	THREE MONTHS ENDED		SIX MONTHS ENDED
	MARCH 28, 2015	MARCH 29, 2014	MARCH 28, 2015	MARCH 29, 2014
	(In millions)
Advertising	$63.2	$62.5	$72.7	$70.0
Share-based compensation	7.2	4.6	9.3	6.4
Research and development	10.8	11.1	21.0	22.1
Amortization of intangibles	2.7	2.5	5.7	4.9
Other selling, general and administrative	135.8	131.5	237.9	233.2
	$219.7	$212.2	$346.6	$336.6

Selling, general and administrative (“SG&A”) expenses increased $7.5 million, or 3.5%, to $219.7 million for the three months ended March 28, 2015 compared to the three months ended March 29, 2014. Advertising expense increased $0.7 million driven by timing and mix of Global Consumer media spending. Share-based compensation expense increased $2.6 million as prior year expense was lower due to the impact of forfeitures of previously recognized share-based compensation for executive departures. The increase in other SG&A expenses of $4.3 million is due to the impact of the recent acquisitions of $8.0 million; partially offset by foreign exchange rate impact of $3.5 million as the U.S. dollar has strengthened relative to other currencies.

SG&A expenses increased $10.0 million, or 3.0%, to $346.6 million for the six months ended March 28, 2015 compared to the six months ended March 29, 2014. Advertising expense increased $2.7 million driven by timing and mix of Global Consumer media spending including increasing our advertising spending for our Tomcat brand. Share-based compensation expense increased $2.9 million as prior year expense was lower due to impact of forfeitures of previously recognized share-based compensation for executive departures. The increase in other SG&A expenses of $4.7 million is due to the impact of the recent acquisitions of $14.6 million; partially offset by foreign exchange rate impact of $5.2 million as the U.S. dollar as strengthened relative to other currencies, and reductions in compensation including management incentives as a result of our restructuring efforts over the past year.
Impairment, Restructuring and Other
During the three and six months ended March 28, 2015, we recognized $4.9 million and $14.5 million, respectively, in restructuring costs related to termination benefits provided to U.S. and international personnel as part of the continuation of our previously announced fiscal 2014 restructuring plan to reduce management layers and streamline decision making.
For the six months ended March 29, 2014, we recognized expense for employee severance charges of $0.5 million related to termination benefits provided to international employees as part of the profitability improvement initiative announced in December 2012, associated with the international restructuring plan to reduce headcount and streamline management decision making within the Global Consumer segment. The Company also recognized $3.9 million for restructuring and other charges related to termination benefits provided to U.S. marketing personnel as part of the Company's restructuring of its U.S. marketing group. In addition, for the three months ended March 29, 2014, the Company recognized $2.0 million in additional ongoing monitoring and remediation costs for the Company's turfgrass biotechnology program.
Other Income, net
Other income is comprised of activities outside our normal business operations, such as royalty income from the licensing of certain of our brand names, franchise fee income from our Scotts LawnService® business, foreign exchange gains/losses, equity income (loss) on unconsolidated affiliates and gains/losses from the sale of non-inventory assets. Other income was $0.6 million for the three months ended March 28, 2015 compared to $1.6 million for the three months ended March 29, 2014. Other income was $1.8 million for the six months ended March 28, 2015 compared to $2.7 million for the six months ended March 29, 2014.
Interest Expense
Interest expense was $15.0 million for the three months ended March 28, 2015 compared to $12.0 million for the three months ended March 29, 2014. The increase in interest expense of $3.0 million was driven by an increase in average borrowings of $193.0 million, excluding the impact of foreign exchange rates; partially offset by the redemption of the 7.25% Senior Notes and an acceleration of interest expense of $2.0 million into the first quarter of fiscal 2014 for the ineffective portion of our interest rate hedges impacted by entering into the credit facility in December 2013.

Interest expense was $24.7 million for the six months ended March 28, 2015 compared to $25.9 million for the six months ended March 29, 2014. The decrease in interest expense of $1.2 million was driven by a decrease in our weighted average interest rate of 123 basis points primarily due to the reduced rates under our third amended and restated senior secured credit agreement and the redemption of the 7.25% Senior Notes; partially offset by an increase in average borrowings of $207.5 million, excluding the impact of foreign exchange rates. The increase in average borrowings was driven by the fiscal year 2014 special one-time dividend and common share repurchase activity.
Income Tax Expense
The effective tax rate related to continuing operations for the three months ended March 28, 2015 was 36.0% compared to 35.3% for the three months ended March 29, 2014. The effective tax rate related to continuing operations for the six months ended March 28, 2015 was 36.0% compared to 34.0% for the March 29, 2014. The increase in the effective tax rate is due to the recognition of discrete tax benefits of $1.6 million for the six months ended March 29, 2014. The effective tax rate used for interim purposes was based on our best estimate of factors impacting the effective tax rate for the full fiscal year. Factors affecting the estimated effective tax rate include assumptions as to income by jurisdiction (domestic and foreign), the availability and utilization of tax credits and the existence of elements of income and expense that may not be taxable or deductible. The estimated effective tax rate is subject to revision in later interim periods and at fiscal year end as facts and circumstances change during the course of the fiscal year. There can be no assurances that the effective tax rate estimated for interim financial reporting purposes will approximate the effective tax rate determined at fiscal year end.

Income from Continuing Operations
We reported income attributable to controlling interest from continuing operations of $124.6 million, or $2.01 per diluted share, for the three months ended March 28, 2015 compared to $125.7 million, or $2.00 per diluted share, for the three months ended March 29, 2014 and $50.0 million, or $0.81 per diluted share, for the first six months of fiscal 2015 compared to $59.9 million, or $0.95 per diluted share, for the first six months of fiscal 2014. The decrease in our income from continuing operations for the three and six months ended March 28, 2015 was primarily driven by a lower gross profit rate and higher SG&A expenses; partially offset by the prior year costs related to refinancing. Also, impairment, restructuring and other was higher for the six months ended March 28, 2015 compared to the same prior year period. Diluted average Common Shares used in the diluted net income per Common Share calculation were 62.1 million for the three months ended March 28, 2015 compared to 62.9 million for the three months ended March 29, 2014. Diluted average common shares used in the diluted net income per common share calculation were 62.0 million for the first six months ended March 28, 2015 compared to 63.1 million for the first six months ended March 29, 2014. The decrease in dilutive average Common Shares for the three and six months ended March 28, 2015 was a result of share repurchases, partially offset by the exercise and issuance of share-based compensation awards.
SEGMENT RESULTS
Our continuing operations are divided into two reportable segments: Global Consumer and Scotts LawnService®. This division of reportable segments is consistent with how the segments report to, and are managed by, the chief operating decision maker of the Company. Corporate & Other consists of revenues and expenses associated with our supply agreements with ICL and amortization related to the Marketing Agreement, as well as corporate, general and administrative expenses and certain other income/expense items not allocated to the business segments.
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
The following table sets forth net sales by segment:

	THREE MONTHS ENDED		SIX MONTHS ENDED
	MARCH 28, 2015	MARCH 29, 2014	MARCH 28, 2015	MARCH 29, 2014
	(In millions)
Global Consumer	$1,064.3	$1,046.0	$1,227.9	$1,184.4
Scotts LawnService®	30.4	28.9	77.1	75.2
Segment total	1,094.7	1,074.9	1,305.0	1,259.6
Corporate & Other	7.6	6.1	13.5	11.0
Consolidated	$1,102.3	$1,081.0	$1,318.5	$1,270.6
The following table sets forth segment income (loss) from continuing operations before income taxes:

	THREE MONTHS ENDED		SIX MONTHS ENDED
	MARCH 28, 2015	MARCH 29, 2014	MARCH 28, 2015	MARCH 29, 2014
	(In millions)
Global Consumer	$272.0	$269.5	$197.8	$202.1
Scotts LawnService®	(22.6)	(20.3)	(21.1)	(17.7)
Segment total	249.4	249.2	176.7	184.4
Corporate & Other	(31.8)	(23.0)	(52.0)	(44.7)
Intangible asset amortization	(3.2)	(3.0)	(6.7)	(5.9)
Impairment, restructuring and other	(5.1)	(6.1)	(14.7)	(6.4)
Costs related to refinancing	—	(10.7)	—	(10.7)
Interest expense	(15.0)	(12.0)	(24.7)	(25.9)
Consolidated	$194.3	$194.4	$78.6	$90.8

Global Consumer
Global Consumer segment net sales were $1,064.3 million in the second quarter of fiscal 2015, an increase of 1.7%, from the second quarter of fiscal 2014 sales of $1,046 million and were $1,227.9 million for the first six months of fiscal 2015, an increase of 3.7%, from the first six months of fiscal 2014 sales of $1,184.4 million. For the three months ended March 28, 2015, favorable impacts of volume, pricing, and acquisitions of 2.8%, 0.1% and 1.4%, respectively, were partially offset by unfavorable changes in foreign exchange rates of 2.6%. For the six months ended March 28, 2015, favorable impacts of volume and acquisitions of 3.3% and 3.1%, respectively, were partially offset by unfavorable changes in foreign exchange rates of 2.7%
Net sales in the United States increased $30.5 million, or 3.5%, and $42.7 million, or 4.4%, for the second quarter and the first six months of fiscal 2015, respectively, as compared to the same period in fiscal 2014. The increase in U.S. net sales for the second quarter and first six months of fiscal 2015 was driven by the acquisition of AeroGrow and increased volume of fertilizer and mulch products.
Excluding the impact of changes in foreign exchange rates, net sales internationally increased by $14.8 million, or 8.3%, and $32.4 million, or 14.6%, for the second quarter of fiscal 2015 and first six months of fiscal 2015. The increase in net sales internationally was primarily driven by the acquisitions of Fafard and Solus, and higher sales volume within Europe.
Global Consumer segment operating income increased by $2.5 million, or 0.9%, in the second quarter of fiscal 2015, and decreased $4.3 million, or 2.1%, in the first six months of fiscal 2015 as compared to the same periods of fiscal 2014. Excluding the impact of changes in foreign exchange rates, the increase was 2.4% for the second quarter of fiscal 2015 and the decrease was 0.8% for the first six months of fiscal 2015. The increase for the second quarter of fiscal 2015 was primarily driven by higher sales volume of fertilizer and mulch products, higher sales volume within Europe, and lower SG&A as a result of reductions in compensation including management incentives as a result of our restructuring efforts over the past year; partially offset by the recent acquisitions of AeroGrow, Fafard, and Solus. The decrease for the first six months of fiscal 2015 was primarily driven by lower gross profit rate and the recent acquisitions of AeroGrow, Fafard, and Solus.
Scotts LawnService®
Scotts LawnService® net sales increased by $1.5 million, or 5.2%, in the second quarter of fiscal 2015 and by $1.9 million, or 2.5%, in the first six months of fiscal 2015 as compared to the same period of fiscal 2014. The increases in net sales were due to the acquisition of Action Pest. The segment operating income for Scotts LawnService® decreased by $2.3 million, or 11.3%, in the second quarter of fiscal 2015 and by $3.4 million, or 19.2%, in the first six months of fiscal 2015, as compared to the same periods of fiscal 2014. The decreased income was primarily driven by higher SG&A expenses, primarily for planned increases in selling costs.
Corporate & Other
The net operating loss for Corporate & Other was $31.8 million for the three months ended March 28, 2015 compared to $23.0 million for the three months ended March 29, 2014. The net operating loss for Corporate & Other was $52.0 million for the first six months ended March 28, 2015 compared to $44.7 million for the first six months ended March 29, 2014. The increase for the three and six months ended March 28, 2015 was primarily related to higher share-based compensation expense and an increase in reserves for an ongoing state sales and use tax audit.
LIQUIDITY AND CAPITAL RESOURCES
Operating Activities
Cash used in operating activities totaled $648.7 million and $614.6 million for the six months ended March 28, 2015 and March 29, 2014, respectively. Cash used in operating activities increased $34.1 million primarily due to an increase in cash used for working capital of $42.1 million. The increase in cash used for working capital was primarily due to increased inventory production in the fourth quarter of fiscal 2014 and first quarter of fiscal 2015 compared to the same prior periods. The Company expects this inventory build to improve service levels and reduce distribution costs in the spring of 2015.
Investing Activities
Cash used in investing activities totaled $73.3 million and $108.9 million for the six months ended March 28, 2015 and March 29, 2014, respectively. Cash used for investments in property, plant and equipment during the first six months of fiscal 2015 and fiscal 2014 was $28.0 million and $53.0 million, respectively. The decrease was primarily related to $30.0 million of down payments in fiscal 2014 on a purchase order to acquire a new corporate aircraft. During the six months ended March 28, 2015, within our Global Consumer segment, we completed the acquisition of three growing media businesses for $33.6 million. Additionally within our Scotts LawnService® segment we completed the acquisition of Action Pest for $21.7 million. These acquisitions included cash payments of $50.5 million during the first six months of fiscal 2015.

Financing Activities
Financing activities provided cash of $693.6 million and $744.9 million for the six months ended March 28, 2015 and March 29, 2014, respectively. The decrease of $51.3 million in cash provided by financing activities during the first six months of fiscal 2015 as compared to fiscal 2014 was the result of higher net borrowings under our credit facility of $309.2 million, repayment of 7.25% Senior Notes of $200.0 million, the fiscal 2014 payment of financing and issuance fees of $6.1 million associated with our new credit facility, a decrease in share repurchases of our Common Shares of $44.8 million, and an increase in cash received from the exercise of stock options of $8.3 million.
Cash and Cash Equivalents
Our cash and cash equivalents were held in cash depository accounts with major financial institutions around the world or invested in high quality, short-term liquid investments, with a balance of $54.8 million as of March 28, 2015, compared to $152.7 million as of March 29, 2014. The cash and cash equivalents balance at March 28, 2015 included $46.2 million held by controlled foreign corporations. Our current plans do not demonstrate a need to, nor do we have plans to, repatriate the retained earnings from these foreign corporations as the earnings are indefinitely reinvested. However, in the future, if we determine it is necessary to repatriate these funds, or we sell or liquidate any of these foreign corporations, we may be required to pay associated taxes on the repatriation.
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
Under our credit facility, we have the ability to obtain letters of credit up to $75 million. At March 28, 2015, we had letters of credit in the aggregate face amount of $24.2 million outstanding and $676.9 million of availability under our credit facility, subject to our continued compliance with covenants discussed below.
The Company maintains a Master Accounts Receivable Purchase Agreement (“MARP Agreement”), which is uncommitted and provides for the discretionary sale by the Company, and the discretionary purchase by the banks, on a revolving basis, of accounts receivable generated by sales to three specified account debtors in an aggregate amount not to exceed $400 million. On August 29, 2014, the Company signed an amendment to the existing MARP Agreement which extended the termination date to August 28, 2015, or such later date as may be mutually agreed by the Company and each bank party thereto. Under the amended terms of the MARP Agreement, the banks have the opportunity to purchase those accounts receivable offered by the Company at a discount (from the agreed base value thereof) effectively equal to the one-week LIBOR plus 0.75%. There were $301.3 million and $273.5 million in short-term borrowings under the MARP Agreement as of March 28, 2015 and March 29, 2014, respectively. As of March 28, 2015, there was $98.7 million of availability under the MARP Agreement.

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
As of March 28, 2015, we were in compliance with all debt covenants. Our credit facility contains, among other obligations, an affirmative covenant regarding our leverage ratio, calculated as indebtedness divided by our earnings before interest, taxes, depreciation and amortization. Under the terms of the credit facility, the maximum leverage ratio was 4.00 as of March 28, 2015. Our leverage ratio was 2.62 at March 28, 2015. Our credit facility also includes an affirmative covenant regarding our interest coverage. Under the terms of the credit facility, the minimum interest coverage ratio was 3.50 for the twelve months ended March 28, 2015. Our interest coverage ratio was 9.18 for the twelve months ended March 28, 2015. As of March 28, 2015, the Company can make additional restricted payments (as defined in the credit facility), including increased or one-time dividend payments and Common Share repurchases, before reaching a leverage ratio of 3.00.
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
We believe that our cash flows from operations and borrowings under our credit facility will be sufficient to meet debt service and working capital needs, capital expenditures, cash dividends and purchases of our Common Shares for the foreseeable future. However, we cannot ensure that our business will generate sufficient cash flow from operations or that future borrowings will be available under our credit facility in amounts sufficient to pay indebtedness or fund other liquidity needs. Actual results of operations will depend on numerous factors, many of which are beyond our control.
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
Contractual Obligations
There have been no material changes, with the exception of acquisition activity, outside of the ordinary course of business, in our outstanding contractual obligations since the end of fiscal 2014 and through March 28, 2015. As part of the fiscal 2015 acquisitions, the Company acquired operating leases with a total future minimum leases payments for non-cancelable operating leases of $15.7 million.
REGULATORY MATTERS
We are subject to local, state, federal and foreign environmental protection laws and regulations with respect to our business operations and believe we are operating in substantial compliance with, or taking actions aimed at ensuring compliance with, such laws and regulations. We are involved in several legal actions with various governmental agencies related to environmental matters. While it is difficult to quantify the potential financial impact of actions involving these environmental matters, particularly remediation costs at waste disposal sites and future capital expenditures for environmental control equipment, in the opinion of management, the ultimate liability arising from such environmental matters, taking into account established reserves, should not have a material effect on our financial condition, results of operations or cash flows. However, there can be no assurance that the resolution of these matters will not materially affect our future quarterly or annual results of operations, financial condition or cash flows. Additional information on environmental matters affecting us is provided in the 2014 Annual Report, under “ITEM 1. BUSINESS — Regulatory Considerations” and “ITEM 3. LEGAL PROCEEDINGS.”
CRITICAL ACCOUNTING POLICIES AND ESTIMATES
The preceding discussion and analysis of our consolidated results of operations and financial condition should be read in conjunction with our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q. The 2014 Annual Report includes additional information about us, our operations, our financial condition, our critical accounting policies and accounting estimates, and should be read in conjunction with this Quarterly Report on Form 10-Q.
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
In addition, there were no changes in the Registrant’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during the Registrant’s fiscal quarter ended March 28, 2015 that have materially affected, or are reasonably likely to materially affect, the Registrant’s internal control over financial reporting.

PART II—OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Other than as discussed in “NOTE 11. CONTINGENCIES” of the Notes to Condensed Consolidated Financial Statements, pending material legal proceedings have not changed significantly since those disclosed in the 2014 Annual Report.
ITEM 1A. RISK FACTORS

The Company's risk factors as of March 28, 2015 have not changed materially from those described in “ITEM IA. RISK FACTORS” in the 2014 Annual Report.

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

Forward-looking statements contained in this Quarterly Report on Form 10-Q are predictions only and actual results could differ materially from management's expectations due to a variety of factors, including those described in “ITEM 1A. RISK FACTORS” in the 2014 Annual Report. All forward-looking statements attributable to us or persons working on our behalf are expressly qualified in their entirety by such risk factors.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The payment of future dividends, if any, on the Common Shares will be determined by the Board of Directors in light of conditions then existing, including the Company's earnings, financial condition and capital requirements, restrictions in financing agreements, business conditions and other factors. The Company's credit facility restricts future dividend payments to an aggregate of $150 million annually through fiscal 2015 and $175 million annually beginning in fiscal 2016 if our leverage ratio, after giving effect to any such annual dividend payment, exceeds 3.0. Our leverage ratio was 2.62 at March 28, 2015.

Issuer Purchases of Equity Securities

The following table shows the purchases of Common Shares made by or on behalf of Scotts Miracle-Gro or any “affiliated purchaser” (as defined in Rule 10b-18(a)(3) under the Securities Exchange Act of 1934, as amended) of Scotts Miracle-Gro for each fiscal month in the three months ended March 28, 2015:

Period	Total Number of Common Shares Purchased(1)	Average Price Paid per Common Share(2)	Total Number of Common Shares Purchased as Part of Publicly Announced Plans or Programs(3)	Approximate Dollar Value of Common Shares That May Yet be Purchased Under the Plans or Programs(3)
December 28, 2014, through January 24, 2015	—	$—	—	$485,186,044
January 25, through February 21, 2015	1,346	$64.12	—	$485,186,044
February 22, through March 28, 2015	5,320	$66.06	—	$485,186,044
Total	6,666	$65.67	—

(1)
All of the Common Shares purchased during the quarter were purchased in open market transactions. The total number of Common Shares purchased during the quarter were 6,666 Common Shares purchased by the trustee of the rabbi trust established by the Company as permitted pursuant to the terms of The Scotts Company LLC Executive Retirement Plan (the “ERP”). The ERP is an unfunded, non-qualified deferred compensation plan which, among other things, provides eligible employees the opportunity to defer compensation above specified statutory limits applicable to The Scotts Company LLC Retirement Savings Plan and with respect to any Executive Management Incentive Pay (as defined in the ERP), Performance Award (as defined in the ERP) or other bonus awarded to such eligible employees. Pursuant to the terms of the ERP, each eligible employee has the right to elect an investment fund, including a fund consisting of Common Shares (the “Scotts Miracle-Gro Common Stock Fund”), against which amounts allocated to such employee's account under the ERP, including employer contributions, will be benchmarked (all ERP accounts are bookkeeping accounts only and do not represent a claim against specific assets of the Company). Amounts allocated to employee accounts under the ERP represent deferred compensation obligations of the Company. The Company established the rabbi trust in order to assist the Company in discharging such deferred compensation obligations. When an eligible employee elects to benchmark some or all of the amounts allocated to such employee's account against the Scotts Miracle-Gro Common Stock Fund, the trustee of the rabbi trust purchases the number of Common Shares equivalent to the amount so benchmarked. All Common Shares purchased by the trustee are purchased on the open market and are held in the rabbi trust until such time as they are distributed pursuant to the terms of the ERP. All assets of the rabbi trust, including any Common Shares purchased by the trustee, remain, at all times, assets of the Company, subject to the claims of its creditors. The terms of the ERP do not provide for a specified limit on the number of Common Shares that may be purchased by the trustee of the rabbi trust.

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

ITEM 6. EXHIBITS
See Index to Exhibits at page 53 for a list of the exhibits included herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

THE SCOTTS MIRACLE-GRO COMPANY

Date: May 7, 2015	/s/ THOMAS RANDAL COLEMAN
Printed Name: Thomas Randal Coleman
Title: Executive Vice President and Chief Financial Officer

THE SCOTTS MIRACLE-GRO COMPANY
QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED MARCH 28, 2015

INDEX TO EXHIBITS

EXHIBIT NO.	DESCRIPTION	LOCATION

4	Fourth Supplemental Indenture, dated March 27, 2015, among The Scotts Miracle-Gro Company, the Guarantors (as defined therein) and U.S. Bank National Association	*

10.1	The Scotts Company LLC Executive Retirement Plan, as Amended and Restated as of January 1, 2015 (executed December 31, 2014)	Incorporated herein by reference to the Registrant's Quarterly Report on Form 10-Q for the quarterly period ended December 27, 2014 filed February 5, 2015 [Exhibit 10.2]

10.2	Consulting Agreement, dated March 6, 2015, between The Scotts Company LLC and Hanft Projects LLC	*

10.3	Specimen form of Deferred Stock Unit Award Agreement for Nonemployee Directors (with Related Dividend Equivalents) used to evidence grants under the Long-Term Incentive Plan	*

10.4
Specimen form of Deferred Stock Unit Award Agreement for Nonemployee Directors Retainer Deferrals (with Related Dividend Equivalents) used to evidence grants which may be made under the Long-Term Incentive Plan
*

10.5
Specimen form of Restricted Stock Unit Award Agreement for Third Party Service-Providers (with Related Dividend Equivalents) used to evidence grants which may be made under under the Long-Term Incentive Plan
*

10.6	Specimen form of Performance Unit Award Agreement for Employees (with Related Dividend Equivalents) used to evidence grants which may be made under under the Long-Term Incentive Plan	*

10.7	Specimen form of Nonqualified Stock Option Award Agreement for Employees used to evidence grants which may be made under under the Long-Term Incentive Plan	*

10.8	Specimen form of Restricted Stock Unit Award Agreement for Employees (with Related Dividend Equivalents) used to evidence grants which may be made under under the Long-Term Incentive Plan	*

21	Subsidiaries of The Scotts Miracle-Gro Company	*

31.1	Rule 13a-14(a)/15d-14(a) Certifications (Principal Executive Officer)	*

31.2	Rule 13a-14(a)/15d-14(a) Certifications (Principal Financial Officer)	*

32	Section 1350 Certifications (Principal Executive Officer and Principal Financial Officer)	*

101.INS	XBRL Instance Document	*

101.SCH	XBRL Taxonomy Extension Schema	*

101.CAL	XBRL Taxonomy Extension Calculation Linkbase	*

101.DEF	XBRL Taxonomy Extension Definition Linkbase	*

101.LAB	XBRL Taxonomy Extension Label Linkbase	*

101.PRE	XBRL Taxonomy Extension Presentation Linkbase	*

*	Filed or furnished herewith