Form 10-Q
period 2015-06-27
SCOTTS MIRACLE-GRO CO
filed 2015-08-06
CIK 825542

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_________________________________________
FORM 10-Q
_________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 27, 2015
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

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐     No  ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding at August 4, 2015
Common Shares, $0.01 stated value, no par value	61,264,420 Common Shares

PART I—FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
THE SCOTTS MIRACLE-GRO COMPANY
Condensed Consolidated Statements of Operations
(In millions, except per common share data)
(Unaudited)

	THREE MONTHS ENDED		NINE MONTHS ENDED
	JUNE 27, 2015	JUNE 28, 2014	JUNE 27, 2015	JUNE 28, 2014
Net sales	$1,214.8	$1,116.4	$2,533.3	$2,387.0
Cost of sales	762.2	693.1	1,617.9	1,496.0
Cost of sales—impairment, restructuring and other	3.4	—	3.6	—
Gross profit	449.2	423.3	911.8	891.0
Operating expenses:
Selling, general and administrative	193.8	189.0	540.4	525.6
Impairment, restructuring and other	40.9	39.2	55.4	45.6
Other income, net	(3.2)	(5.8)	(5.0)	(8.5)
Income from operations	217.7	200.9	321.0	328.3
Costs related to refinancing	—	—	—	10.7
Interest expense	14.3	12.8	39.0	38.7
Income from continuing operations before income taxes	203.4	188.1	282.0	278.9
Income tax expense from continuing operations	70.4	67.4	98.7	98.3
Income from continuing operations	133.0	120.7	183.3	180.6
Income from discontinued operations, net of tax	—	1.0	—	1.1
Net income	$133.0	$121.7	$183.3	$181.7
Net loss attributable to noncontrolling interest	0.4	—	0.1	—
Net income attributable to controlling interest	$133.4	$121.7	$183.4	$181.7
Basic income per common share:
Income from continuing operations	$2.18	$1.97	$3.01	$2.93
Income from discontinued operations	—	0.02	—	0.02
Basic income per common share	$2.18	$1.99	$3.01	$2.95
Weighted-average common shares outstanding during the period	61.3	61.3	61.0	61.7
Diluted income per common share:
Income from continuing operations	$2.14	$1.93	$2.95	$2.88
Income from discontinued operations	—	0.02	—	0.02
Diluted income per common share	$2.14	$1.95	$2.95	$2.90
Weighted-average common shares outstanding during the period plus dilutive potential common shares	62.3	62.4	62.1	62.8
Dividends declared per common share	$0.450	$0.438	$1.350	$1.313
See notes to condensed consolidated financial statements.

THE SCOTTS MIRACLE-GRO COMPANY
Condensed Consolidated Statements of Comprehensive Income (Loss)
(In millions)
(Unaudited)

	THREE MONTHS ENDED		NINE MONTHS ENDED
	JUNE 27, 2015	JUNE 28, 2014	JUNE 27, 2015	JUNE 28, 2014
Net income	$133.0	$121.7	$183.3	$181.7
Other comprehensive (loss) income, net of tax:
Net foreign currency translation adjustment	2.5	4.2	(8.8)	0.1
Net unrealized gain (loss) on derivative instruments, net of tax of $0.3, $2.4, $2.7, and $4.2 respectively	0.5	(3.9)	(4.4)	(6.8)
Reclassification of net unrealized loss on derivatives to net income, net of tax of $1.4, $2.0, $3.5, and $6.3, respectively	2.3	3.2	5.6	10.2
Net unrealized loss in pension and other post-retirement benefits, net of tax of $0.0, $0.0, $0.0 and $0.2, respectively	—	—	—	(0.3)
Reclassification of net pension and post-retirement benefit loss to net income, net of tax of $0.5, $0.5, $1.4, and $1.4, respectively	0.8	0.8	2.3	2.3
Total other comprehensive (loss) income	6.1	4.3	(5.3)	5.5
Comprehensive income	$139.1	$126.0	$178.0	$187.2
See notes to condensed consolidated financial statements.

THE SCOTTS MIRACLE-GRO COMPANY
Condensed Consolidated Statements of Cash Flows
(In millions)
(Unaudited)

	NINE MONTHS ENDED
	JUNE 27, 2015	JUNE 28, 2014
OPERATING ACTIVITIES
Net income	$183.3	$181.7
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Impairment, restructuring and other	4.3	33.7
Costs related to refinancing	—	3.5
Share-based compensation expense	11.4	8.7
Depreciation	38.2	37.8
Amortization	12.3	10.2
Loss (gain) on sale of assets	0.6	(1.3)
Equity in net loss of unconsolidated affiliates	—	(1.8)
Changes in assets and liabilities, net of acquired businesses:
Accounts receivable	(475.6)	(433.7)
Inventories	(21.1)	(63.3)
Prepaid and other assets	(15.7)	(15.0)
Accounts payable	125.8	145.8
Other current liabilities	114.4	147.1
Restructuring reserves	37.0	2.6
Other non-current items	3.2	(22.8)
Other, net	6.1	1.1
Net cash provided by operating activities	24.2	34.3

INVESTING ACTIVITIES
Proceeds from sale of long-lived assets	5.3	0.2
Proceeds from sale of business, net of transaction costs	—	7.2
Investments in property, plant and equipment	(41.2)	(68.5)
Investments in acquired businesses, net of cash acquired	(179.1)	(60.0)
Net cash used in investing activities	(215.0)	(121.1)

FINANCING ACTIVITIES
Borrowings under revolving and bank lines of credit	1,440.7	1,740.5
Repayments under revolving and bank lines of credit	(1,175.9)	(1,282.4)
Repayment of 7.25% Senior Notes	—	(200.0)
Financing and issuance fees	—	(6.1)
Dividends paid	(82.4)	(81.3)
Purchase of common shares	(14.8)	(89.5)
Payments on seller notes	(0.8)	(0.8)
Excess tax benefits from share-based payment arrangements	2.9	5.4
Cash received from the exercise of stock options	16.5	14.3
Net cash provided by financing activities	186.2	100.1
Effect of exchange rate changes on cash	(4.8)	4.1
Net (decrease) increase in cash and cash equivalents	(9.4)	17.4
Cash and cash equivalents, beginning of period	89.3	129.8
Cash and cash equivalents, end of period	$79.9	$147.2

SUPPLEMENTAL CASH FLOW INFORMATION
Interest paid	$(39.3)	$(42.4)
Call premium on 7.25% Senior Notes	—	(7.3)
Income taxes (paid) refunded	(53.7)	(14.5)
See notes to condensed consolidated financial statements.

THE SCOTTS MIRACLE-GRO COMPANY
Condensed Consolidated Balance Sheets
(In millions, except stated value per share)
(Unaudited)

	JUNE 27, 2015	JUNE 28, 2014	SEPTEMBER 30, 2014
ASSETS
Current assets:
Cash and cash equivalents	$79.9	$147.2	$89.3
Accounts receivable, less allowances of $10.0, $11.4 and $7.5, respectively	436.5	512.3	224.0
Accounts receivable pledged	376.4	237.8	113.7
Inventories	415.8	387.8	385.1
Prepaid and other current assets	131.6	125.9	122.9
Total current assets	1,440.2	1,411.0	935.0
Property, plant and equipment, net of accumulated depreciation of $625.7, $606.4 and $597.2, respectively	447.9	443.4	437.0
Goodwill	430.6	333.3	350.9
Intangible assets, net	671.2	281.3	302.7
Other assets	28.2	37.4	32.7
Total assets	$3,018.1	$2,506.4	$2,058.3

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current portion of debt	$316.4	$200.5	$91.9
Accounts payable	315.7	279.3	193.3
Marketing and license agreement obligation	300.0	—	—
Other current liabilities	410.8	428.6	259.5
Total current liabilities	1,342.9	908.4	544.7
Long term debt	738.4	628.7	692.4
Other liabilities	243.4	214.1	254.0
Total liabilities	2,324.7	1,751.2	1,491.1
Contingencies (note 11)
Shareholders’ equity:
Common shares and capital in excess of $.01 stated value per share; 61.3, 61.2 and 60.7 shares issued and outstanding, respectively	403.9	390.5	395.3
Retained earnings	737.1	803.0	636.9
Treasury shares, at cost; 6.9, 7.0 and 7.4 shares, respectively	(369.5)	(366.0)	(392.3)
Accumulated other comprehensive loss	(91.5)	(72.3)	(86.2)
Total shareholders’ equity - controlling interest	680.0	755.2	553.7
Noncontrolling interest	13.4	—	13.5
Total equity	693.4	755.2	567.2
Total liabilities and shareholders’ equity	$3,018.1	$2,506.4	$2,058.3
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
Organization and Basis of Presentation
The Company’s unaudited condensed consolidated financial statements for the three and nine months ended June 27, 2015 and June 28, 2014 are presented in accordance with accounting principles generally accepted in the United States of America (“GAAP”). The condensed consolidated financial statements include the accounts of Scotts Miracle-Gro and its subsidiaries. All intercompany transactions and accounts have been eliminated in consolidation. The Company’s consolidation criteria are based on majority ownership (as evidenced by a majority voting interest in the entity) and an objective evaluation and determination of effective management control. AeroGrow International, Inc. (“AeroGrow”), in which the Company has controlling interest, is consolidated with the equity owned by other shareholders shown as noncontrolling interest in the consolidated balance sheets, and the other shareholders' portion of net earnings and other comprehensive income is shown as net earnings or comprehensive income attributable to noncontrolling interest in the consolidated statement of operations and consolidated statements of comprehensive income (loss), respectively. In the opinion of management, interim results reflect all normal and recurring adjustments and are not necessarily indicative of results for a full year.
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
Long-lived Assets
The Company had noncash investing activities of $1.6 million and $1.5 million representing unpaid liabilities incurred during the nine months ended June 27, 2015 and June 28, 2014, respectively, to acquire property, plant and equipment.
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

Discontinued Operations Reporting
In April 2014, the FASB issued an accounting standard update that amends the accounting guidance related to discontinued operations. This amendment defines discontinued operations as a component or group of components that is disposed of or is classified as held for sale and represents a strategic shift that has or will have a major effect on an entity’s operations and financial results. This amendment also introduces new disclosures for disposals that do not meet the criteria of discontinued operations. The provisions are effective for fiscal years beginning after December 15, 2014 and apply to new disposals and new classifications of disposal groups as held for sale after the effective date. The adoption of the amended guidance impacts presentation and disclosure of future divestitures and did not have a significant impact on the Company's consolidated financial position, results of operations or cash flows as of June 27, 2015.
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
Debt Issuance Costs
In April 2015, the FASB issued an accounting standard update that requires debt issuance costs related to a recognized debt liability to be presented in the balance sheet as a direct deduction from the corresponding debt liability rather than as an asset. The provisions are effective for fiscal years beginning after December 15, 2015 and require retrospective application. The adoption of the amended guidance impacts presentation and disclosure of debt issuance costs and is not expected to have a significant impact on the Company's consolidated financial position, results of operations or cash flows.
Cloud Computing Arrangements
In April 2015, the FASB issued an accounting standard update that clarifies how customers in cloud computing arrangements should determine whether the arrangement includes a software license, and requires acquired software licenses to be accounted for as licenses of intangible assets. The provisions are effective for fiscal years beginning after December 15, 2015 and are not expected to have a significant impact on the Company's consolidated financial position, results of operations or cash flows.
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
The following table summarizes the results of the wild bird food business within discontinued operations for the periods presented:

	THREE MONTHS ENDED		NINE MONTHS ENDED
	JUNE 27, 2015	JUNE 28, 2014	JUNE 27, 2015	JUNE 28, 2014
	(In millions)
Net sales	$—	$—	$—	$18.0
Operating (income) costs	—	(0.3)	—	17.3
Gain on sale of assets	—	(1.2)	—	(1.4)
Income from discontinued operations before income taxes	—	1.5	—	2.1
Income tax expense from discontinued operations	—	0.5	—	1.0
Income from discontinued operations, net of tax	$—	$1.0	$—	$1.1
NOTE 3. ACQUISITIONS
Fiscal 2015
On October 16, 2014, Scotts LawnService® acquired the assets of Action Pest Control, Inc. (“Action Pest”), a residential and commercial pest control provider in the Midwest, for $21.7 million. Action Pest provides residential and commercial pest control services to homeowners and businesses throughout Indiana, Kentucky, and Illinois. This transaction provides Scotts

LawnService® an entry into the pest control market. Included in the purchase price of $21.7 million is non-cash investing activity of $4.0 million representing the deferral of a portion of the purchase price into subsequent fiscal periods. During the third quarter of fiscal 2015, the valuation of certain acquired assets was updated based on further analysis, which resulted in an increase in finite-lived identifiable intangible assets of $0.1 million and an increase in tax deductible goodwill of $0.5 million. The adjusted valuation of acquired assets included finite-lived identifiable intangible assets of $6.1 million and tax deductible goodwill of $14.1 million. Identifiable intangible assets included tradename, customer relationships and non-compete agreements with useful lives ranging between 1 to 12 years. The estimated fair values of the identifiable intangible assets were determined using an income-based approach, which includes market participant expectations of cash flows that an asset will generate over the remaining useful life discounted to present value using an appropriate rate of return. Net sales for Action Pest included in the Scotts LawnService® segment for the three and nine months ended June 27, 2015 were $3.4 million and $7.9 million, respectively.
During the nine months ended June 27, 2015, the Company completed four acquisitions of growing media operations within the Global Consumer segment for an aggregate estimated purchase price of $40.7 million. These acquisitions expand the Company's growing media operations and distribution capabilities within its Global Consumer segment. During the third quarter of fiscal 2015, the valuation of certain acquired assets was updated based on further analysis, which resulted in a decrease in the valuation of finite-lived identifiable intangible assets of $4.3 million, an increase in fixed assets of $1.0 million, an increase in inventory and accounts receivable of $0.2 million, and an increase in tax deductible goodwill of $3.8 million. The adjusted valuation of acquired assets for the transactions included (i) $10.1 million in finite-lived identifiable intangible assets, (ii) $11.9 million in fixed assets, (iii) $9.3 million in tax deductible goodwill, and (iv) $10.2 million of inventory and accounts receivable. Identifiable intangible assets include tradenames and customer relationships with useful lives ranging between 7 to 20 years. The estimated fair values of the identifiable intangible assets were determined using an income-based approach, which includes market participant expectations of cash flows that an asset will generate over the remaining useful life discounted to present value using an appropriate rate of return. Net sales for these acquired businesses included in the Global Consumer segment for the three and nine months ended June 27, 2015 were $13.7 million and $15.9 million.
On March 30, 2015, the Company acquired the assets of General Hydroponics, Inc. ("General Hydroponics") and Bio-Organic Solutions, Inc. ("Vermicrop") for $120.0 million and $15.0 million, respectively. This transaction provides the Company's Global Consumer segment with an additional entry in the indoor and urban gardening market, which is a part of the Global Consumer segment's long-term growth strategy. Based in California, General Hydroponics and Vermicrop are leading producers of liquid plant food products, growing media, and accessories for the hydroponics markets. The General Hydroponics purchase price includes non-cash investing activity of $1.0 million representing the deferral of a portion of the purchase price into fiscal 2016. Included in the Vermicrop purchase price is $5.0 million of contingent consideration, the payment of which will depend on the performance of the business through calendar year 2015. Additionally, the Vermicrop purchase price was paid in common shares of Scotts Miracle-Gro ("Common Shares") based on the average share price at the time of payment. The preliminary valuation of acquired assets was determined during the third quarter of 2015 and included (i) $14.4 million of inventory and accounts receivable, (ii) $5.7 million in fixed assets, (iii) $65.0 million of finite-lived identifiable intangible assets, and (iv) $53.0 million of tax-deductible goodwill. Identifiable intangible assets included tradenames, customer relationships and non-compete arrangements with useful lives ranging between 5 to 26 years. The estimated fair values of the identifiable intangible assets were determined using an income-based approach, which includes market participant expectations of cash flows that an asset will generate over the remaining useful life discounted to present value using an appropriate rate of return. Net sales for General Hydroponics and Vermicrop included within the Global Consumer segment for the three months ended June 27, 2015 were $16.8 million.
Fiscal 2014
During the three months ended September 30, 2014, the Company obtained control of the operations of AeroGrow through its increased involvement, influence, and working capital loan of $4.5 million provided in July 2014. AeroGrow is a developer, marketer, direct-seller, and wholesaler of advanced indoor garden systems designed for consumer use in gardening, cooking, healthy eating, and home and office décor markets. AeroGrow operates primarily in the United States and Canada, as well as Australia and select countries in Europe and Asia. The preliminary valuation of acquired assets included finite-lived identifiable intangible assets of $13.7 million, and goodwill of $11.6 million. Identifiable intangible assets included tradename and customer relationships with useful lives ranging between 9 to 20 years. The estimated fair values of the identifiable intangible assets were determined using an income-based approach, which includes market participant expectations of cash flows that an asset will generate over the remaining useful life discounted to present value using an appropriate rate of return. Net sales for AeroGrow included in the Global Consumer segment for the three and nine months ended June 27, 2015 were $1.7 million and $16.0 million, respectively.
The Company completed an acquisition of the assets of the U.K. based Solus Garden and Leisure Limited (“Solus”) in the fourth quarter of fiscal 2014 within its Global Consumer segment for $7.4 million, $1.1 million of which was paid in cash and $6.3 million of which was paid through the forgiveness of outstanding accounts receivable owed by Solus to the Company. Solus is a supplier of garden and leisure products and offers a diverse mix of brands. Net sales for Solus included in the Global Consumer segment for the three and nine months ended June 27, 2015 were $8.4 million and $16.3 million, respectively.

On September 30, 2014, Scotts Miracle-Gro's wholly-owned subsidiary, Scotts Canada Ltd., acquired Fafard & Brothers Ltd. (“Fafard”) for $59.8 million. Fafard is a Canadian based producer of peat moss and growing media products for the consumer and professional markets, including peat-based and bark-based mixes, composts and premium soils. The acquisition of Fafard increases the Company's presence within Canada as Fafard serves customers primarily across Ontario, Quebec and New Brunswick. During the third quarter of fiscal 2015, the valuation of certain acquired assets was updated based on further analysis. The adjusted valuation of acquired assets included working capital of $17.6 million, property, plant, and equipment of $23.4 million, finite-lived identifiable intangible assets of $12.6 million, and tax deductible goodwill of $7.9 million. Working capital included accounts receivable of $4.7 million, inventory of $17.7 million, and accounts payable of $4.8 million. Identifiable intangible assets included tradename, customer relationships, non-compete agreements, and peat harvesting rights with useful lives ranging between 1 to 20 years. The estimated fair values of the identifiable intangible assets were determined using an income-based approach, which includes market participant expectations of cash flows that an asset will generate over the remaining useful life discounted to present value using an appropriate rate of return. Included in the purchase price of Fafard is $7.1 million of contingent consideration, the payment of which will depend on the performance of the business through fiscal 2016. Net sales for Fafard included in the Global Consumer segment for the three and nine months ended June 27, 2015 were $20.0 million and $32.0 million, respectively.
The condensed consolidated financial statements include the results of operations for these business combinations from the date of each acquisition.
NOTE 4. IMPAIRMENT, RESTRUCTURING AND OTHER
Activity described herein is classified within the “Impairment, restructuring and other” lines in the Condensed Consolidated Statements of Operations.
The following table details impairment, restructuring and other for the periods presented:

	THREE MONTHS ENDED		NINE MONTHS ENDED
	JUNE 27, 2015	JUNE 28, 2014	JUNE 27, 2015	JUNE 28, 2014
	(In millions)
Restructuring and other	$44.3	$5.5	$59.0	$11.9
Goodwill and intangible asset impairments	—	33.7	—	33.7
Total impairment, restructuring and other	$44.3	$39.2	$59.0	$45.6
The following table summarizes the activity related to liabilities associated with the restructuring and other charges during the nine months ended June 27, 2015 (in millions):

Amounts reserved for restructuring and other charges at September 30, 2014	$16.0
Restructuring and other charges	59.0
Payments and other	(22.0)
Amounts reserved for restructuring and other charges at June 27, 2015	$53.0

Included in the restructuring reserves as of June 27, 2015 is $5.3 million that is classified as long-term. Payments against the long-term reserves will be incurred as the employees covered by the restructuring plan retire or through the passage of time. The remaining amounts reserved will continue to be paid out over the course of the next twelve months.

Fiscal 2015

During the three and nine months ended June 27, 2015, the Company recognized $6.6 million and $21.3 million, respectively, in restructuring costs related to termination benefits provided to U.S. and international personnel as part of the continuation of the fiscal 2014 restructuring initiative to eliminate management layers and streamline decision making, and the liquidation and exit of the U.K. Solus business. The restructuring charges include $0.0 million and $4.3 million of costs related to the acceleration of equity compensation expense for the three and nine months ended June 27, 2015, respectively. Included within the restructuring charges for the nine months ended June 27, 2015 were $1.3 million for the Scotts LawnService® segment, $13.4 million for the Global Consumer segment, and $6.6 million for Corporate & Other. Costs incurred to date since the inception of the fiscal 2014 initiative are $22.9 million for Global Consumer, $1.7 million for Scotts LawnService®, and $9.2 million for Corporate & Other. The Company expects to complete its fiscal 2014 restructuring initiative by the end of fiscal 2015.

During the third quarter of fiscal 2015, the Company's Global Consumer segment began experiencing an increase in consumer complaints related to the new Bonus S lawn fertilizer product used in the southeastern United States indicating customers were experiencing damage to their lawns after application. During the third quarter of fiscal 2015, the Company recognized $37.7 million in costs related to resolving consumer complaints and the recognition of costs the Company expects to be incurred for current and expected consumer claims. The Company has contacted its insurers and is working through the claims process. Upon the receipt of reimbursement of these costs by its insurance carriers, the Company will record an offsetting insurance reimbursement recovery. During the third quarter of fiscal 2015, the Company has paid $5.7 million to its third party administrator to pay for lawn repairs.

Fiscal 2014
During the three and nine months ended June 28, 2014, as a result of an impairment review, the Company recognized an impairment charge for a non-recurring fair value adjustment of $33.7 million within the Global Consumer segment related to the Ortho® brand. The fair value was calculated based upon the evaluation of the historical performance and future growth expectations of the Ortho® business.
During the three and nine months ended June 28, 2014, the Company recognized $5.8 million and $9.7 million, respectively, in restructuring costs related to termination benefits provided to U.S. personnel as part of the Company's restructuring of its U.S. administrative and overhead functions. In addition, for the nine months ended June 28, 2014, the Company recognized $2.0 million in additional ongoing monitoring and remediation costs for the Company's turfgrass biotechnology program. The Company also recognized $(0.3) million and $0.2 million of international restructuring and other adjustments during the three and nine months ended June 28, 2014, respectively. The restructuring costs related to termination benefits provided to international employees as part of the profitability improvement initiative announced in December 2012, associated with the international restructuring plan to reduce headcount and streamline management decision making within the Global Consumer segment.
NOTE 5. INVENTORIES
Inventories consisted of the following for each of the periods presented:

	JUNE 27, 2015	JUNE 28, 2014	SEPTEMBER 30, 2014
	(In millions)
Finished goods	$261.5	$257.3	$217.5
Work-in-process	39.3	36.4	46.2
Raw materials	115.0	94.1	121.4
Total inventories	$415.8	$387.8	$385.1

Adjustments to reflect inventories at net realizable values were $20.9 million at June 27, 2015, $21.0 million at June 28, 2014 and $18.4 million at September 30, 2014.
NOTE 6. MARKETING AGREEMENT
The Company is Monsanto’s exclusive agent for the marketing and distribution of consumer Roundup® herbicide products (with additional rights to new products containing glyphosate or other similar non-selective herbicides) in the consumer lawn and garden market. Under the terms of the marketing agreement the Company entered into with Monsanto (the “Marketing Agreement”), the Company is entitled to receive an annual commission from Monsanto as consideration for the performance of the Company’s duties as agent. The annual gross commission under the Marketing Agreement is calculated as a percentage of the actual earnings before interest and income taxes of the consumer Roundup® business in the markets covered by the Marketing Agreement and is based on the achievement of two earnings thresholds, as defined in the Marketing Agreement. The Marketing Agreement also requires the Company to make annual payments of $20 million to Monsanto as a contribution against the overall expenses of the consumer Roundup® business. From 1998 until May 15, 2015, the Marketing Agreement covered the United States and other specified countries, including Australia, Austria, Belgium, Canada, France, Germany, the Netherlands and the United Kingdom. Commencing on May 15, 2015, the territory was expanded to cover additional countries as outlined below.

In consideration for the rights granted to the Company under the Marketing Agreement in 1998, the Company paid a marketing fee of $32 million to Monsanto. The Company has deferred this amount on the basis that the payment will provide a future benefit through commissions that will be earned under the Marketing Agreement. The economic useful life over which the marketing fee is being amortized is 20 years, with a remaining unamortized amount of $2.6 million and remaining amortization period of less than four years as of June 27, 2015.
On May 15, 2015, the Company amended the Marketing Agreement (the “Agency Agreement Amendment”) and entered into a lawn and garden brand extension agreement (the “Brand Extension Agreement”), and a commercialization and technology agreement (the "Commercialization and Technology Agreement"). In consideration for these agreements, the Company will pay Monsanto $300 million no later than August 15, 2015. A $300 million “Marketing and license agreement obligation” has been reflected in “Total current liabilities” in the Condensed Consolidated Balance Sheet as of June 27, 2015 and represents a non-cash investing activity for the nine months ended June 27, 2015. The Company expects to pay the $300 million in August 2015 using availability of borrowings under its credit facility.
Among other things, the Agency Agreement Amendment amends the Marketing Agreement in the following significant respects:

•
Expands the markets in which the Company may serve as Monsanto’s exclusive agent in the residential lawn and garden market to include all countries other than Japan and countries subject to a comprehensive U.S. trade embargo or certain other embargoes and trade restrictions.

•
Eliminates the initial and renewal terms that the original Marketing Agreement applied to European Union ("EU") countries within the prior included markets. As amended, the term of the Marketing Agreement will now continue indefinitely for all included markets, including EU countries within the included markets, unless and until otherwise terminated in accordance with the Marketing Agreement.

•
Revises the procedures of the Marketing Agreement relating to a potential Roundup® sale to (1) require Monsanto to negotiate exclusively with the Company with respect to any potential Roundup® sale for 60 days after the Company receives notice from Monsanto regarding a potential Roundup® sale and (2) provide the Company with a right of first offer and a right of last look in connection with a potential Roundup® sale to a third party. In addition, if the Company makes a bid in connection with a Roundup® sale, the then-applicable termination fee would serve as a credit against the purchase price.

•	Under certain circumstances, requires the Company to provide notice and a non-exclusive negotiation period to Monsanto of proposals and processes that may result in a sale of the Company.

•
Increases the minimum termination fee payable under the Marketing Agreement to the greater of (i) $200 million or (ii) four times (A) the average of the program earnings for the three trailing program years prior to the year of termination, minus (B) the 2015 program earnings.

•	Amends Monsanto’s termination rights and provides certain rights to the Company in the event of a termination, as follows:

◦
delaying the effectiveness of a notice of termination given by Monsanto as a result of a change of control with respect to Monsanto or a Roundup® sale to a third party from (x) the end of the later of 12 months or the next program year to (y) the end of the fifth full program year after Monsanto gives such notice;

◦
eliminating Monsanto’s termination rights for a regional performance default, a change of significant ownership of the Company or an uncured or incurable egregious injury (as each are defined in the Agency Agreement); and

◦
eliminating Monsanto’s termination rights in connection with a change in control of the Company or Scotts Miracle-Gro as long as the Company has determined, in its reasonable commercial opinion, that the acquirer can and will fully perform the duties and obligations of the Company under the Marketing Agreement.

•	Expands the Company’s termination rights to include termination for a brand decline event (as defined in the Agency Agreement) occurring before program year 2023.

•
Amends the Company’s assignment rights to allow the Company to transfer its rights, interests and obligations under the Marketing Agreement with respect to the North America territories and with respect to up to three other assignees of one or more other included markets.

•
Amends the commission structure by eliminating the commission threshold for fiscal years 2016, 2017 and 2018; thereby increasing the amount of commission income the Company could earn. In addition, the amendment fixes the commission threshold to 50% of earnings.

The Brand Extension Agreement provides the Company a worldwide, exclusive license to use the Roundup® brand on additional products offered by the Company outside of the non-selective weed category within the residential lawn and garden markets. The application of the Roundup® brand to these additional products is subject to a product review and approval process developed between the parties and includes customary representations, warranties, covenants and indemnities regularly associated with transactions of this nature. Monsanto will maintain oversight of its brand, the handling of brand registrations covering these new products and new territories, as well as primary responsibility for brand enforcement. The Brand Extension Agreement has an initial term of 20 years, which will automatically renew for additional successive 20 year terms, at the Company’s sole option, for no additional monetary consideration.
The Commercialization and Technology Agreement provides for the Company and Monsanto to further develop and commercialize new products and technology developed at Monsanto and intended for introduction into the residential lawn and garden market. Under the Commercialization and Technology Agreement, the Company receives an exclusive first look at new Monsanto technology and an annual review of Monsanto's developing products and technologies. The Commercialization and Technology Agreement has a term of 30 years (subject to early termination upon a termination event under the Marketing Agreement or the Brand Extension Agreement).
The Company has recorded the $300 million consideration as intangible assets and the related economic useful life of the assets is indefinite. The identifiable indefinite-lived intangible assets include the Agency Agreement Amendment and the Brand Extension Agreement with allocated fair value of $188 million and $112 million, respectively. The estimated fair values of the identifiable intangible assets were determined using an income-based approach, which includes market participant expectations of cash flows that an asset will generate over the remaining useful life discounted to present value using an appropriate rate of return.
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
The gross commission earned under the Marketing Agreement, the contribution payments to Monsanto and the amortization of the initial marketing fee paid to Monsanto in 1998 are included in the calculation of net sales in the Company’s Consolidated Statements of Operations. The elements of the net commission and reimbursements earned under the Marketing Agreement and included in “Net sales” are as follows:

	THREE MONTHS ENDED		NINE MONTHS ENDED
	JUNE 27, 2015	JUNE 28, 2014	JUNE 27, 2015	JUNE 28, 2014
	(In millions)
Gross commission	$42.2	$34.4	$74.8	$67.5
Contribution expenses	(5.0)	(5.0)	(15.0)	(15.0)
Amortization of marketing fee	(0.2)	(0.2)	(0.6)	(0.6)
Net commission income	37.0	29.2	59.2	51.9
Reimbursements associated with Marketing Agreement	16.2	15.5	51.7	49.3
Total net sales associated with Marketing Agreement	$53.2	$44.7	$110.9	$101.2

NOTE 7. DEBT
The components of long-term debt are as follows:

	JUNE 27, 2015	JUNE 28, 2014	SEPTEMBER 30, 2014
	(In millions)
Credit facility – Revolving loans	$525.6	$425.1	$481.8
Senior Notes – 6.625%	200.0	200.0	200.0
Master Accounts Receivable Purchase Agreement	301.1	190.3	84.0
Other	28.1	13.8	18.5
	1,054.8	829.2	784.3
Less current portions	316.4	200.5	91.9
Total long term debt	$738.4	$628.7	$692.4
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
Under the terms of the credit facility, loans bear interest, at the Company’s election, at a rate per annum equal to either the ABR or LIBOR (both as defined in the credit facility) plus the applicable margin. The credit facility is guaranteed by substantially all of the Company's domestic subsidiaries. The credit facility is secured by (i) a perfected first priority security interest in all of the accounts receivable, inventory and equipment of the Company and those of the Company’s domestic subsidiaries that are guarantors and (ii) the pledge of all of the capital stock of the Company’s domestic subsidiaries that are guarantors.

As of June 27, 2015, there was $1,151.5 million of availability under the credit facility, including availability for letters of credit. As of June 27, 2015, the Company had letters of credit in the aggregate face amount of $22.9 million outstanding under the credit facility.
The credit facility contains, among other obligations, an affirmative covenant regarding the Company’s leverage ratio, calculated as average total indebtedness, divided by the Company’s earnings before interest, taxes, depreciation and amortization (“EBITDA”), as adjusted pursuant to the terms of the credit facility (“Adjusted EBITDA”). Under the terms of the credit facility, the maximum leverage ratio was 4.00 as of June 27, 2015. The Company’s leverage ratio was 2.87 at June 27, 2015. The credit facility also includes an affirmative covenant regarding its interest coverage ratio. The interest coverage ratio is calculated as Adjusted EBITDA divided by interest expense, as described in the credit facility, and excludes costs related to refinancings. Under the terms of the credit facility, the minimum interest coverage ratio was 3.50 for the twelve months ended June 27, 2015. The Company’s interest coverage ratio was 9.12 for the twelve months ended June 27, 2015. The Company may make restricted payments (as defined in the third amended and restated credit agreement); provided that if after giving effect to any such restricted payment the leverage ratio is not greater than 3.00. Otherwise the Company may only make restricted payments in an aggregate amount for each fiscal year not to exceed the amount set forth for such fiscal year ($150.0 million for 2015 and $175.0 million for 2016 and in each fiscal year thereafter).
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
Interest Rate Swap Agreements
The Company has outstanding interest rate swap agreements with major financial institutions that effectively convert a portion of the Company’s variable-rate debt to a fixed rate. The swap agreements had a total U.S. dollar equivalent notional amount of $1,300.0 million at June 27, 2015, June 28, 2014, and September 30, 2014. Interest payments made between the effective date and expiration date are hedged by the swap agreements, except as noted below. The notional amount, effective date, expiration date and rate of each of these swap agreements are shown in the table below.

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
Master Accounts Receivable Purchase Agreement
The Company accounts for the sale of receivables under the Master Accounts Receivable Purchase Agreement (“MARP Agreement”) as short-term debt and continues to carry the receivables on its Consolidated Balance Sheet, primarily as a result of the Company’s right to repurchase receivables sold. Refer to “NOTE 10. DEBT” in the 2014 Annual Report for more information regarding the MARP Agreement. There were $301.1 million and $190.3 million in borrowings under the MARP Agreement as of June 27, 2015 and June 28, 2014, respectively. The carrying value of the receivables pledged as collateral was $376.4 million as of June 27, 2015 and $237.8 million as of June 28, 2014. As of June 27, 2015, there was $57.1 million of availability under the MARP Agreement.

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
6.625% Senior Notes
The fair value of Scotts Miracle-Gro’s 6.625% senior notes due 2020 (the “6.625% Senior Notes”) can be determined based on the trading of the 6.625% Senior Notes in the open market. The difference between the carrying value and the fair value of the 6.625% Senior Notes represents the premium or discount on that date. Based on the trading value on or around June 27, 2015, June 28, 2014 and September 30, 2014, the fair value of the 6.625% Senior Notes was approximately $209.5 million, $216.8 million and $212.5 million, respectively. The fair value measurement for the 6.625% Senior Notes was classified in Level 1 of the fair value hierarchy.
Accounts Receivable Pledged
The interest rate on the short-term debt associated with accounts receivable pledged under the MARP Agreement fluctuates with the applicable LIBOR rate and thus the carrying value is a reasonable estimate of fair value. The fair value measurement for the MARP Agreement was classified in Level 2 of the fair value hierarchy.
Weighted Average Interest Rate
The weighted average interest rates on the Company's debt were 4.2% and 5.0% for the nine months ended June 27, 2015 and June 28, 2014, respectively. The decline in the weighted average interest rate is due to the reduced rates under the credit facility and the redemption of the 7.25% Senior Notes.
NOTE 8. RETIREMENT AND RETIREE MEDICAL PLANS
The following summarizes the components of net periodic benefit cost for the retirement and retiree medical plans sponsored by the Company:

	THREE MONTHS ENDED
	JUNE 27, 2015			JUNE 28, 2014
	U.S. Pension	International Pension	U.S. Medical	U.S. Pension	International Pension	U.S. Medical
	(In millions)
Service cost	$—	$0.3	$0.1	$—	$0.5	$0.1
Interest cost	1.0	1.9	0.3	1.1	3.3	0.3
Expected return on plan assets	(1.3)	(2.3)	—	(1.3)	(3.7)	—
Net amortization	0.8	0.5	—	0.9	0.5	—
Net periodic benefit cost	$0.5	$0.4	$0.4	$0.7	$0.6	$0.4

	NINE MONTHS ENDED
	JUNE 27, 2015			JUNE 28, 2014
	U.S. Pension	International Pension	U.S. Medical	U.S. Pension	International Pension	U.S. Medical
	(In millions)
Service cost	$—	$1.0	$0.3	$—	$1.3	$0.3
Interest cost	3.0	5.7	1.0	3.3	8.4	1.0
Expected return on plan assets	(4.0)	(7.0)	—	(3.9)	(9.5)	—
Net amortization	2.5	1.4	—	2.8	1.3	—
Net periodic benefit cost	$1.5	$1.1	$1.3	$2.2	$1.5	$1.3

NOTE 9. SHAREHOLDERS' EQUITY
During the nine months ended June 27, 2015, Scotts Miracle-Gro repurchased 0.2 million of its Common Shares for $14.8 million. These repurchases were made pursuant to the $500 million share repurchase program approved by the Scotts Miracle-Gro Board of Directors in August 2014. The program allows for repurchases of Common Shares over a five-year period starting November 1, 2014 through September 30, 2019.
As of June 27, 2015 the equity attributable to noncontrolling interest was $13.4 million compared to $13.5 million as of September 30, 2014. The $0.1 million change is due to the net earnings from the Company's investment in AeroGrow. On March 30, 2015, Scotts Miracle-Gro issued 0.2 million Common Shares (which represented $8.3 million) out of its treasury shares for payment of the acquisition of Vermicrop.
Share-Based Awards
The following is a summary of the share-based awards granted during the periods indicated:

	NINE MONTHS ENDED
	JUNE 27, 2015	JUNE 28, 2014
Employees
Stock options	440,690	—
Restricted stock units	78,463	112,311
Performance units	78,352	161,229
Board of Directors
Deferred stock units	28,553	32,071
Total share-based awards	626,058	305,611

Aggregate fair value at grant dates (in millions)	$16.9	$18.2

Total share-based compensation was as follows for the periods indicated:

	THREE MONTHS ENDED		NINE MONTHS ENDED
	JUNE 27, 2015	JUNE 28, 2014	JUNE 27, 2015	JUNE 28, 2014
	(In millions)
Share-based compensation	$2.1	$2.3	$11.4	$8.7
Tax benefit recognized	0.8	0.9	4.3	3.3
NOTE 10. INCOME TAXES
The effective tax rate related to continuing operations for the nine months ended June 27, 2015 was 35.0%, compared to 35.2% for the nine months ended June 28, 2014. The effective tax rate used for interim reporting purposes is based on management’s best estimate of factors impacting the effective tax rate for the full fiscal year. An allocation of the income tax expense has been separately determined to report the discontinued operations, net of tax. There can be no assurance that the effective tax rate estimated for interim financial reporting purposes will approximate the effective tax rate determined at fiscal year end.
Scotts Miracle-Gro or one of its subsidiaries files income tax returns in the U.S. federal jurisdiction and various state, local and foreign jurisdictions. With few exceptions, which are discussed further below, the Company is no longer subject to examination by these tax authorities for fiscal years prior to 2012. The Company is currently under examination by the Internal Revenue Service and certain foreign and U.S. state and local tax authorities. The U.S. federal examination is limited to fiscal year 2011. Regarding the foreign jurisdictions, a German audit commenced in the third quarter of 2015 covering fiscal years 2009 through 2012. In regard to the multiple U.S., state and local audits, the tax periods under examination are limited to fiscal years 2009 through 2013. In addition to the aforementioned audits, certain other tax deficiency notices and refund claims for previous years remain unresolved.
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
Regulatory Matters
As of June 27, 2015, $5.7 million was accrued in the “Other liabilities” line in the Consolidated Balance Sheet for environmental actions, the majority of which are for site remediation. The amounts accrued are believed to be adequate to cover such known environmental exposures based on current facts and estimates of likely outcomes. Although it is reasonably possible that the costs to resolve such known environmental exposures will exceed the amounts accrued, any variation from accrued amounts is not expected to be material.
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
Exchange Rate Risk Management
The Company uses currency forward contracts to manage the exchange rate risk associated with intercompany loans with foreign subsidiaries that are denominated in local currencies. At June 27, 2015, the notional amount of outstanding currency forward contracts was $65.2 million, with a fair value of $1.2 million. At June 28, 2014, the notional amount of outstanding currency forward contracts was $68.0 million, with a negative fair value of $0.2 million. At September 30, 2014, the notional amount of outstanding currency forward contracts was $149.0 million, with a negative fair value of $0.1 million. The fair value of currency forward contracts is determined based on changes in spot rates. The outstanding contracts will mature over the next fiscal year.
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
The Company has outstanding interest rate swap agreements with major financial institutions that effectively convert a portion of the Company’s variable-rate debt to a fixed rate. The swap agreements had a total U.S. dollar equivalent notional amount of $1,300.0 million at June 27, 2015, June 28, 2014, and September 30, 2014. Included in the AOCI balance at June 27, 2015 was a loss of $5.2 million related to interest rate swap agreements that is expected to be reclassified to earnings during the next 12 months, consistent with the timing of the underlying hedged transactions.
Commodity Price Risk Management
The Company had outstanding hedging arrangements at June 27, 2015 designed to fix the price of a portion of its projected future urea requirements. The contracts are designated as hedges of the Company’s exposure to future cash flow fluctuations associated with the cost of urea. The objective of the hedges is to mitigate the earnings and cash flow volatility attributable to the risk of changing prices. Unrealized gains or losses in the fair value of these contracts are recorded to AOCI within the Condensed Consolidated Balance Sheets. Realized gains or losses remain as a component of AOCI until the related inventory is sold. Upon sale of the underlying inventory, the gain or loss is reclassified to cost of sales. Included in the AOCI balance at June 27, 2015 was a loss of $0.2 million related to urea derivatives that is expected to be reclassified to earnings during the next 12 months, consistent with the timing of the underlying hedged transactions.
The Company also uses derivatives to partially mitigate the effect of fluctuating diesel and gasoline costs on operating results. Any such derivatives that do not qualify for hedge accounting treatment in accordance with GAAP are recorded at fair value, with unrealized gains and losses on open contracts and realized gains or losses on settled contracts recorded as an element of cost of sales. Unrealized gains or losses in the fair value of contracts that do qualify for hedge accounting are recorded in AOCI except for any ineffective portion of the change in fair value, which is immediately recorded in earnings. For the effective portion of the change in fair value, realized gains or losses remain as a component of AOCI until the related fuel is consumed. Upon consumption of the fuel, the gain or loss is reclassified to cost of sales. At June 27, 2015 there were no amounts included within AOCI.

The Company had the following outstanding commodity contracts that were entered into to hedge forecasted purchases:

Commodity	JUNE 27, 2015	JUNE 28, 2014	SEPTEMBER 30, 2014
Urea	34,500 tons	19,000 tons	58,500 tons
Diesel	4,410,000 gallons	2,394,000 gallons	5,250,000 gallons
Gasoline	462,000 gallons	672,000 gallons	462,000 gallons
Heating Oil	3,318,000 gallons	1,428,000 gallons	4,494,000 gallons

Fair Values of Derivative Instruments
The fair values of the Company’s derivative instruments were as follows:

		ASSETS / (LIABILITIES)
DERIVATIVES DESIGNATED AS HEDGING INSTRUMENTS		JUNE 27, 2015	JUNE 28, 2014	SEPTEMBER 30, 2014
	BALANCE SHEET LOCATION	FAIR VALUE
		(In millions)
Interest rate swap agreements	Other assets	$0.1	$2.6	$4.0
	Other current liabilities	(8.8)	(10.4)	(10.3)
	Other liabilities	(0.7)	(6.6)	(5.2)
Commodity hedging instruments	Prepaid and other current assets	—	0.5	—
	Other current liabilities	—	—	(0.6)
Total derivatives designated as hedging instruments		$(9.4)	$(13.9)	$(12.1)

DERIVATIVES NOT DESIGNATED AS HEDGING INSTRUMENTS	BALANCE SHEET LOCATION
Currency forward contracts	Prepaid and other current assets	$1.2	$—	$—
	Other current liabilities	—	(0.2)	(0.1)
Commodity hedging instruments	Prepaid and other current assets	—	0.1	—
	Other current liabilities	(2.9)	—	(1.3)
Total derivatives not designated as hedging instruments		$(1.7)	$(0.1)	$(1.4)
Total derivatives		$(11.1)	$(14.0)	$(13.5)

The effect of derivative instruments on AOCI and the Condensed Consolidated Statements of Operations was as follows:

DERIVATIVES IN CASH FLOW HEDGING RELATIONSHIPS	AMOUNT OF GAIN / (LOSS) RECOGNIZED IN AOCI
	THREE MONTHS ENDED		NINE MONTHS ENDED
	JUNE 27, 2015	JUNE 28, 2014	JUNE 27, 2015	JUNE 28, 2014
	(In millions)
Interest rate swap agreements	$0.2	$(4.1)	$(4.3)	$(8.9)
Commodity hedging instruments	0.3	0.2	(0.1)	2.1
Total	$0.5	$(3.9)	$(4.4)	$(6.8)

DERIVATIVES IN CASH FLOW HEDGING RELATIONSHIPS	RECLASSIFIED FROM AOCI INTO STATEMENT OF OPERATIONS	AMOUNT OF GAIN / (LOSS)
		THREE MONTHS ENDED		NINE MONTHS ENDED
		JUNE 27, 2015	JUNE 28, 2014	JUNE 27, 2015	JUNE 28, 2014
		(In millions)
Interest rate swap agreements	Interest expense	$(2.2)	$(3.6)	$(5.7)	$(10.7)
Commodity hedging instruments	Cost of sales	(0.1)	0.4	0.1	0.5
Total		$(2.3)	$(3.2)	$(5.6)	$(10.2)

DERIVATIVES NOT DESIGNATED AS HEDGING INSTRUMENTS	RECOGNIZED IN STATEMENT OF OPERATIONS	AMOUNT OF GAIN / (LOSS)
		THREE MONTHS ENDED		NINE MONTHS ENDED
		JUNE 27, 2015	JUNE 28, 2014	JUNE 27, 2015	JUNE 28, 2014
		(In millions)
Currency forward contracts	Other income, net	$1.0	$0.3	$6.3	$(2.1)
Commodity hedging instruments	Cost of sales	1.0	0.1	(9.0)	0.4
Total		$2.0	$0.4	$(2.7)	$(1.7)
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

The following table presents the Company’s financial assets and liabilities measured at fair value on a recurring basis at June 27, 2015:

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Unobservable Inputs (Level 3)	Total
	(In millions)
Assets
Cash equivalents	$14.3	$—	$—	$14.3
Derivatives
Interest rate swap agreements	—	0.1	—	0.1
Currency forward contracts	—	1.2	—	1.2
Other	10.4	—	—	10.4
Total	$24.7	$1.3	$—	$26.0
Liabilities
Derivatives
Interest rate swap agreements	$—	$(9.5)	$—	$(9.5)
Commodity hedging instruments	—	(2.9)	—	(2.9)
Total	$—	$(12.4)	$—	$(12.4)
The following table presents the Company’s financial assets and liabilities measured at fair value on a recurring basis at June 28, 2014:

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Unobservable Inputs (Level 3)	Total
	(In millions)
Assets
Cash equivalents	$88.8	$—	$—	$88.8
Derivatives
Interest rate swap agreements	—	2.6	—	2.6
Commodity hedging instruments	—	0.6	—	0.6
Other	8.8	—	—	8.8
Total	$97.6	$3.2	$—	$100.8
Liabilities
Derivatives
Interest rate swap agreements	$—	$(17.0)	$—	$(17.0)
Currency forward contracts	—	(0.2)	—	(0.2)
Total	$—	$(17.2)	$—	$(17.2)

The following table presents the Company’s financial assets and liabilities measured at fair value on a recurring basis at September 30, 2014:

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Unobservable Inputs (Level 3)	Total
	(In millions)
Assets
Cash equivalents	$32.0	$—	$—	$32.0
Derivatives
Interest rate swap agreements	—	4.0	—	4.0
Other	8.9	—	—	8.9
Total	$40.9	$4.0	$—	$44.9
Liabilities
Derivatives
Interest rate swap agreements	$—	$(15.5)	$—	$(15.5)
Foreign currency forward contracts	—	(0.1)	—	(0.1)
Commodity hedging instruments	—	(1.9)	—	(1.9)
Total	$—	$(17.5)	$—	$(17.5)
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
Corporate & Other consists of revenues and expenses associated with the Company’s supply agreements with Israel Chemicals, Ltd. (“ICL”) and the amortization related to the Marketing Agreement for consumer Roundup®, as well as corporate, general and administrative expenses and certain other income/expense items not allocated to the business segments. Corporate & Other assets primarily include deferred financing and debt issuance costs and corporate intangible assets, as well as deferred tax assets.

The following tables present summarized financial information concerning the Company’s reportable segments for the periods indicated:

	THREE MONTHS ENDED		NINE MONTHS ENDED
	JUNE 27, 2015	JUNE 28, 2014	JUNE 27, 2015	JUNE 28, 2014
	(In millions)
Net sales:
Global Consumer	$1,102.5	$1,012.8	$2,330.4	$2,197.2
Scotts LawnService®	103.7	92.8	180.8	168.0
Segment total	1,206.2	1,105.6	2,511.2	2,365.2
Corporate & Other	8.6	10.8	22.1	21.8
Consolidated	$1,214.8	$1,116.4	$2,533.3	$2,387.0
Income (loss) from continuing operations before income taxes:
Global Consumer	$269.2	$244.5	$467.0	$446.6
Scotts LawnService®	26.4	20.7	5.3	3.0
Segment total	295.6	265.2	472.3	449.6
Corporate & Other	(21.2)	(21.4)	(73.2)	(66.1)
Intangible asset amortization	(5.0)	(3.7)	(11.7)	(9.6)
Impairment, restructuring and other	(51.7)	(39.2)	(66.4)	(45.6)
Costs related to refinancing	—	—	—	(10.7)
Interest expense	(14.3)	(12.8)	(39.0)	(38.7)
Consolidated	$203.4	$188.1	$282.0	$278.9

	JUNE 27, 2015	JUNE 28, 2014	SEPTEMBER 30, 2014
	(In millions)
Total assets:
Global Consumer	$2,623.2	$2,140.1	$1,690.7
Scotts LawnService®	225.2	194.8	191.3
Corporate & Other	169.7	171.5	176.3
Consolidated	$3,018.1	$2,506.4	$2,058.3

NOTE 15. FINANCIAL INFORMATION FOR SUBSIDIARY GUARANTORS AND NON-GUARANTORS
The 6.625% Senior Notes were issued on December 16, 2010 and are guaranteed by certain of the Company's domestic subsidiaries and, therefore, the Company reports condensed consolidating financial information in accordance with SEC Regulation S-X Rule 3-10, Financial Statements of Guarantors and Issuers of Guaranteed Securities Registered or Being Registered. On January 15, 2014, the Company redeemed all of its outstanding $200 million aggregate principal amount of 7.25% Senior Notes which were previously guaranteed by certain of its domestic subsidiaries. The guarantees are “full and unconditional,” as those terms are used in Regulation S-X Rule 3-10, except that a subsidiary’s guarantee will be automatically released in certain customary circumstances, such as (1) upon any sale or other disposition of all or substantially all of the assets of the subsidiary (including by way of merger or consolidation) to any person other than Scotts Miracle-Gro or any “restricted subsidiary” under the applicable indenture; (2) if the subsidiary merges with and into Scotts Miracle-Gro, with Scotts Miracle-Gro surviving such merger; (3) if the subsidiary is designated an “unrestricted subsidiary” in accordance with the applicable indenture or otherwise ceases to be a “restricted subsidiary” (including by way of liquidation or dissolution) in a transaction permitted by such indenture; (4) upon legal or covenant defeasance; (5) upon satisfaction and discharge of the 6.625% Senior Notes; or (6) if the subsidiary ceases to be a “wholly owned restricted subsidiary” and the subsidiary is not otherwise required to provide a guarantee of the 6.625% Senior Notes pursuant to the applicable indenture. The Hawthorne Gardening Company and Hawthorne Hydroponics LLC were added as guarantors effective in the three month period ending March 28, 2015 and all periods presented. The following 100% directly or indirectly owned subsidiaries fully and unconditionally guarantee at June 27, 2015 the 6.625% Senior Notes on a joint and several basis: EG Systems, Inc.; Gutwein & Co., Inc.; Hyponex Corporation; Miracle-Gro Lawn Products, Inc.; OMS Investments, Inc.; Rod McLellan Company; Sanford Scientific, Inc.; Scotts Temecula Operations, LLC; Scotts Manufacturing Company; Scotts Products Co.; Scotts Professional Products Co.; Scotts-Sierra Investments LLC; SMG Growing Media, Inc.; Swiss Farms Products, Inc.; SMGM LLC; SLS Franchise Systems LLC; The Scotts Company LLC; The Hawthorne Gardening Company; and Hawthorne Hydroponics LLC (collectively, the “Guarantors”).
The following information presents Condensed Consolidating Statements of Operations for the three and nine months ended June 27, 2015 and June 28, 2014, Condensed Consolidating Statements of Comprehensive Income (Loss) for the three and nine months ended June 27, 2015 and June 28, 2014, Condensed Consolidating Statements of Cash Flows for the nine months ended June 27, 2015 and June 28, 2014, and Condensed Consolidating Balance Sheets as of June 27, 2015, June 28, 2014 and September 30, 2014. The condensed consolidating financial information presents, in separate columns, financial information for: Scotts Miracle-Gro on a Parent-only basis, carrying its investment in subsidiaries under the equity method; Guarantors on a combined basis, carrying their investments in subsidiaries which do not guarantee the debt (collectively, the “Non-Guarantors”) under the equity method; Non-Guarantors on a combined basis; and eliminating entries. The eliminating entries primarily reflect intercompany transactions, such as interest expense, accounts receivable and payable, short and long-term debt, and the elimination of equity investments, return on investments and income in subsidiaries. Because the Parent is obligated to pay the unpaid principal amount and interest on all amounts borrowed by the Guarantors or Non-Guarantors under the credit facility (and was obligated to pay the unpaid principal amount and interest on all amounts borrowed by the Guarantors and Non-Guarantors under the previous senior secured five-year revolving loan facility), the borrowings and related interest expense for the loans outstanding of the Guarantors and Non-Guarantors are also presented in the accompanying Parent-only financial information, and are then eliminated. Included in the Parent Condensed Consolidating Statement of Cash Flow for June 27, 2015 and June 28, 2014, respectively are $226.6 million and $223.3 million of dividends paid by the Guarantors to the Parent representing return on investments and as such are classified within cash flows from operating activities. Included in the Guarantors Condensed Consolidating Statements of Cash Flows for June 27, 2015 are $12.7 million of dividends paid by the Non-Guarantors to the Guarantors representing return on investments and as such are classified within cash flows from operating activities.

THE SCOTTS MIRACLE-GRO COMPANY
Condensed Consolidating Statement of Operations
for the three months ended June 27, 2015
(In millions)
(Unaudited)

	Parent	Subsidiary Guarantors	Non- Guarantors	Eliminations/Consolidations	Consolidated
Net sales	$—	$998.0	$216.8	$—	$1,214.8
Cost of sales	—	609.0	153.2	—	762.2
Cost of sales—impairment, restructuring and other	—	0.3	3.1	—	3.4
Gross profit	—	388.7	60.5	—	449.2
Operating expenses:
Selling, general and administrative	—	147.9	45.5	0.4	193.8
Impairment, restructuring and other	—	37.7	3.2	—	40.9
Other income, net	—	(2.5)	(0.7)	—	(3.2)
Income (loss) from operations	—	205.6	12.5	(0.4)	217.7
Equity income in subsidiaries	(138.2)	(5.7)	—	143.9	—
Other non-operating income	(8.5)	—	(5.7)	14.2	—
Interest expense	15.3	12.4	0.8	(14.2)	14.3
Income from continuing operations before income taxes	131.4	198.9	17.4	(144.3)	203.4
Income tax (benefit) expense from continuing operations	(2.4)	66.8	6.0	—	70.4
Income from continuing operations	133.8	132.1	11.4	(144.3)	133.0
Income from discontinued operations, net of tax	—	—	—	—	—
Net income	$133.8	$132.1	$11.4	$(144.3)	$133.0
Net loss attributable to noncontrolling interest	—	—	—	0.4	0.4
Net income attributable to controlling interest	$133.8	$132.1	$11.4	$(143.9)	$133.4

THE SCOTTS MIRACLE-GRO COMPANY
Condensed Consolidating Statement of Operations
for the nine months ended June 27, 2015
(In millions)
(Unaudited)

	Parent	Subsidiary Guarantors	Non- Guarantors	Eliminations/Consolidations	Consolidated
Net sales	$—	$2,075.3	$458.0	$—	$2,533.3
Cost of sales	—	1,292.9	325.0	—	1,617.9
Cost of sales—impairment, restructuring and other	—	0.3	3.3	—	3.6
Gross profit	—	782.1	129.7	—	911.8
Operating expenses:
Selling, general and administrative	—	426.8	112.3	1.3	540.4
Impairment, restructuring and other	—	49.0	6.4	—	55.4
Other income, net	—	(4.7)	(0.3)	—	(5.0)
Income (loss) from operations	—	311.0	11.3	(1.3)	321.0
Equity income in subsidiaries	(197.9)	(8.3)	—	206.2	—
Other non-operating income	(22.5)	—	(16.9)	39.4	—
Interest expense	42.8	34.1	1.5	(39.4)	39.0
Income from continuing operations before income taxes	177.6	285.2	26.7	(207.5)	282.0
Income tax (benefit) expense from continuing operations	(7.1)	96.4	9.4	—	98.7
Income from continuing operations	184.7	188.8	17.3	(207.5)	183.3
Income from discontinued operations, net of tax	—	—	—	—	—
Net income	$184.7	$188.8	$17.3	$(207.5)	$183.3
Net loss attributable to noncontrolling interest	—	—	—	0.1	0.1
Net income attributable to controlling interest	$184.7	$188.8	$17.3	$(207.4)	$183.4

THE SCOTTS MIRACLE-GRO COMPANY
Condensed Consolidating Statement of Comprehensive Income (Loss)
for the three months ended June 27, 2015
(In millions)
(Unaudited)

	Parent	Subsidiary Guarantors	Non- Guarantors	Eliminations/Consolidations	Consolidated
Net income	$133.8	$132.1	$11.4	$(144.3)	$133.0
Other comprehensive income (loss), net of tax:
Net foreign currency translation adjustment	2.5	—	2.5	(2.5)	2.5
Net change in derivatives	2.8	0.4	—	(0.4)	2.8
Net change in pension and other post-retirement benefits	0.8	0.5	0.3	(0.8)	0.8
Total other comprehensive income (loss)	6.1	0.9	2.8	(3.7)	6.1
Comprehensive income	$139.9	$133.0	$14.2	$(148.0)	$139.1

THE SCOTTS MIRACLE-GRO COMPANY
Condensed Consolidating Statement of Comprehensive Income (Loss)
for the nine months ended June 27, 2015
(In millions)
(Unaudited)

	Parent	Subsidiary Guarantors	Non- Guarantors	Eliminations/Consolidations	Consolidated
Net income	$184.7	$188.8	$17.3	$(207.5)	$183.3
Other comprehensive (loss) income, net of tax:
Net foreign currency translation adjustment	(8.8)	—	(8.8)	8.8	(8.8)
Net change in derivatives	1.2	(0.2)	—	0.2	1.2
Net change in pension and other post-retirement benefits	2.3	1.5	0.8	(2.3)	2.3
Total other comprehensive (loss) income	(5.3)	1.3	(8.0)	6.7	(5.3)
Comprehensive income	$179.4	$190.1	$9.3	$(200.8)	$178.0

THE SCOTTS MIRACLE-GRO COMPANY
Condensed Consolidating Statement of Cash Flows
for the nine months ended June 27, 2015
(In millions)
(Unaudited)

	Parent	Subsidiary Guarantors	Non- Guarantors	Eliminations/Consolidations	Consolidated
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES (a)	$206.6	$68.0	$(11.1)	$(239.3)	$24.2

INVESTING ACTIVITIES
Proceeds from sale of long-lived assets	—	5.3	—	—	5.3
Investments in property, plant and equipment	—	(37.7)	(3.5)	—	(41.2)
Investing cash flows from (to) affiliates	(128.8)	—	—	128.8	—
Investment in acquired businesses, net of cash acquired	—	(169.6)	(9.5)	—	(179.1)
Net cash used in investing activities	(128.8)	(202.0)	(13.0)	128.8	(215.0)

FINANCING ACTIVITIES
Borrowings under revolving and bank lines of credit	—	1,176.1	264.6	—	1,440.7
Repayments under revolving and bank lines of credit	—	(1,051.8)	(124.1)	—	(1,175.9)
Dividends paid	(82.4)	(226.6)	(12.7)	239.3	(82.4)
Purchase of common shares	(14.8)	—	—	—	(14.8)
Payments on seller notes	—	(0.8)	—	—	(0.8)
Excess tax benefits from share-based payment arrangements	2.9	—	—	—	2.9
Cash received from the exercise of stock options	16.5	—	—	—	16.5
Financing cash flows from (to) affiliates	—	221.4	(92.6)	(128.8)	—
Net cash (used in) provided by financing activities	(77.8)	118.3	35.2	110.5	186.2
Effect of exchange rate changes on cash	—	—	(4.8)	—	(4.8)
Net (decrease) increase in cash and cash equivalents	—	(15.7)	6.3	—	(9.4)
Cash and cash equivalents, beginning of period	—	23.1	66.2	—	89.3
Cash and cash equivalents, end of period	$—	$7.4	$72.5	$—	$79.9

(a)
Cash received by the Parent from its subsidiaries in the form of dividends in the amount of $226.6 million represent return on investments and are included in cash flows from operating activities. Cash received by the Guarantors from the Non-Guarantors in the form of dividends in the amount of $12.7 million represent return on investments and are included in the cash flows from operating activities.

THE SCOTTS MIRACLE-GRO COMPANY
Condensed Consolidating Balance Sheet
As of June 27, 2015
(In millions)
(Unaudited)

	Parent	Subsidiary Guarantors	Non- Guarantors	Eliminations/Consolidations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$—	$7.4	$72.5	$—	$79.9
Accounts receivable, net	—	221.3	215.2	—	436.5
Accounts receivable pledged	—	376.4	—	—	376.4
Inventories	—	327.9	87.9	—	415.8
Prepaid and other current assets	—	92.8	38.8	—	131.6
Total current assets	—	1,025.8	414.4	—	1,440.2
Property, plant and equipment, net	—	389.5	58.4	—	447.9
Goodwill	—	406.7	12.3	11.6	430.6
Intangible assets, net	—	593.5	65.6	12.1	671.2
Other assets	15.2	16.2	21.6	(24.8)	28.2
Equity investment in subsidiaries	515.9	—	—	(515.9)	—
Intercompany assets	887.1	—	—	(887.1)	—
Total assets	$1,418.2	$2,431.7	$572.3	$(1,404.1)	$3,018.1

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current portion of debt	$—	$304.4	$12.0	$—	$316.4
Accounts payable	—	241.3	74.4	—	315.7
Marketing and license agreement obligation	—	300.0	—	—	300.0
Other current liabilities	11.9	296.0	102.9	—	410.8
Total current liabilities	11.9	1,141.7	189.3	—	1,342.9
Long term debt	725.6	389.8	148.5	(525.5)	738.4
Other liabilities	0.7	230.8	31.7	(19.8)	243.4
Equity investment in subsidiaries	—	146.1	—	(146.1)	—
Intercompany liabilities	—	267.6	75.3	(342.9)	—
Total liabilities	738.2	2,176.0	444.8	(1,034.3)	2,324.7
Total shareholders' equity - controlling interest	680.0	255.7	127.5	(383.2)	680.0
Noncontrolling interest	—	—	—	13.4	13.4
Total equity	680.0	255.7	127.5	(369.8)	693.4
Total liabilities and shareholders’ equity	$1,418.2	$2,431.7	$572.3	$(1,404.1)	$3,018.1

THE SCOTTS MIRACLE-GRO COMPANY
Condensed Consolidating Statement of Operations
for the three months ended June 28, 2014
(In millions)
(Unaudited)

	Parent	Subsidiary Guarantors	Non- Guarantors	Eliminations/Consolidations	Consolidated
Net sales	$—	$897.0	$219.4	$—	$1,116.4
Cost of sales	—	546.0	147.1	—	693.1
Gross profit	—	351.0	72.3	—	423.3
Operating expenses:
Selling, general and administrative	—	144.6	44.4	—	189.0
Impairment, restructuring and other	—	39.5	(0.3)	—	39.2
Other income, net	—	(4.7)	(1.1)	—	(5.8)
Income from operations	—	171.6	29.3	—	200.9
Equity income in subsidiaries	(125.9)	(9.4)	—	135.3	—
Other non-operating income	(7.3)	—	(5.5)	12.8	—
Interest expense	13.8	11.1	0.7	(12.8)	12.8
Income from continuing operations before income taxes	119.4	169.9	34.1	(135.3)	188.1
Income tax (benefit) expense from continuing operations	(2.3)	57.8	11.9	—	67.4
Income from continuing operations	121.7	112.1	22.2	(135.3)	120.7
Income from discontinued operations, net of tax	—	0.7	0.3	—	1.0
Net income	$121.7	$112.8	$22.5	$(135.3)	$121.7

THE SCOTTS MIRACLE-GRO COMPANY
Condensed Consolidating Statement of Operations
for the nine months ended June 28, 2014
(In millions)
(Unaudited)

	Parent	Subsidiary Guarantors	Non- Guarantors	Eliminations/Consolidations	Consolidated
Net sales	$—	$1,940.6	$446.4	$—	$2,387.0
Cost of sales	—	1,191.1	304.9	—	1,496.0
Gross profit	—	749.5	141.5	—	891.0
Operating expenses:
Selling, general and administrative	—	412.9	112.7	—	525.6
Impairment, restructuring and other	—	45.5	0.1	—	45.6
Other income, net	—	(6.9)	(1.6)	—	(8.5)
Income from operations	—	298.0	30.3	—	328.3
Equity income in subsidiaries	(204.4)	(13.0)	—	217.4	—
Other non-operating income	(18.1)	—	(16.6)	34.7	—
Costs related to refinancing	10.7	—	—	—	10.7
Interest expense	42.5	29.8	1.1	(34.7)	38.7
Income from continuing operations before income taxes	169.3	281.2	45.8	(217.4)	278.9
Income tax (benefit) expense from continuing operations	(12.4)	94.9	15.8	—	98.3
Income from continuing operations	181.7	186.3	30.0	(217.4)	180.6
Income from discontinued operations, net of tax	—	0.4	0.7	—	1.1
Net income	$181.7	$186.7	$30.7	$(217.4)	$181.7

THE SCOTTS MIRACLE-GRO COMPANY
Condensed Consolidating Statement of Comprehensive Income (Loss)
for the three months ended June 28, 2014
(In millions)
(Unaudited)

	Parent	Subsidiary Guarantors	Non- Guarantors	Eliminations/Consolidations	Consolidated
Net income	$121.7	$112.8	$22.5	$(135.3)	$121.7
Other comprehensive income (loss), net of tax:
Net foreign currency translation adjustment	4.2	—	4.2	(4.2)	4.2
Net change in derivatives	(0.7)	0.1	—	(0.1)	(0.7)
Net change in pension and other post-retirement benefits	0.8	0.6	0.2	(0.8)	0.8
Total other comprehensive income (loss)	4.3	0.7	4.4	(5.1)	4.3
Comprehensive income	$126.0	$113.5	$26.9	$(140.4)	$126.0

THE SCOTTS MIRACLE-GRO COMPANY
Condensed Consolidating Statement of Comprehensive Income (Loss)
for the nine months ended June 28, 2014
(In millions)
(Unaudited)

	Parent	Subsidiary Guarantors	Non- Guarantors	Eliminations/Consolidations	Consolidated
Net income	$181.7	$186.7	$30.7	$(217.4)	$181.7
Other comprehensive income (loss), net of tax:
Net foreign currency translation adjustment	0.1	—	0.1	(0.1)	0.1
Net change in derivatives	3.4	1.9	—	(1.9)	3.4
Net change in pension and other post-retirement benefits	2.0	1.7	0.3	(2.0)	2.0
Total other comprehensive income (loss)	5.5	3.6	0.4	(4.0)	5.5
Comprehensive income	$187.2	$190.3	$31.1	$(221.4)	$187.2

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

THE SCOTTS MIRACLE-GRO COMPANY
Condensed Consolidating Balance Sheet
As of June 28, 2014
(In millions)
(Unaudited)

	Parent	Subsidiary Guarantors	Non- Guarantors	Eliminations/Consolidations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$—	$6.8	$140.4	$—	$147.2
Accounts receivable, net	—	280.5	231.8	—	512.3
Accounts receivable pledged	—	237.8	—	—	237.8
Inventories	—	299.5	88.3	—	387.8
Prepaid and other current assets	—	88.7	37.2	—	125.9
Total current assets	—	913.3	497.7	—	1,411.0
Property, plant and equipment, net	—	401.1	42.3	—	443.4
Goodwill	—	332.7	0.6	—	333.3
Intangible assets, net	—	245.2	36.1	—	281.3
Other assets	23.6	19.9	26.8	(32.9)	37.4
Equity investment in subsidiaries	520.5	—	—	(520.5)	—
Intercompany assets	855.3	—	—	(855.3)	—
Total assets	$1,399.4	$1,912.2	$603.5	$(1,408.7)	$2,506.4

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current portion of debt	$—	$191.8	$8.7	$—	$200.5
Accounts payable	—	196.5	82.8	—	279.3
Other current liabilities	12.7	300.8	115.1	—	428.6
Total current liabilities	12.7	689.1	206.6	—	908.4
Long term debt	625.1	360.4	68.4	(425.2)	628.7
Other liabilities	6.4	198.6	42.0	(32.9)	214.1
Equity investment in subsidiaries	—	158.4	—	(158.4)	—
Intercompany liabilities	—	270.1	160.0	(430.1)	—
Total liabilities	644.2	1,676.6	477.0	(1,046.6)	1,751.2
Shareholders' equity	755.2	235.6	126.5	(362.1)	755.2
Total liabilities and shareholders’ equity	$1,399.4	$1,912.2	$603.5	$(1,408.7)	$2,506.4

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
On May 15, 2015, we amended our Marketing Agreement with Monsanto and entered into a lawn and garden brand extension agreement, and a commercialization and technology agreement with Monsanto. The key highlights to the agreements provide us with the following:

•
The ability to extend the Roundup® brand into other categories of lawn and garden beyond non-selective weed control globally. This includes the ability to introduce the brand into the lawn service industry for the first time.

•
The opportunity to introduce the consumer Roundup® brand into geographies not included in the original Marketing Agreement, including China and Latin America. Only Japan and countries with U.S. trade embargoes are excluded from the agreement.

•	The opportunity to make changes to product formulations if it is deemed necessary in order to grow and/or protect the Roundup® brand.

•	A right of first offer and a significant credit to the purchase price, equal to the termination fee, in the event Monsanto were to sell the consumer Roundup® business.

•
A “first look" related to Monsanto’s innovation pipeline. ScottsMiracle-Gro would be provided with access to technology that can be applied in order to bring new consumer offerings to the lawn and garden marketplace.

•
Enhanced security, as termination of the agreement no longer includes specific performance criteria. In the event Monsanto terminates the agreement, in certain circumstances, the Company would receive a termination fee of no less than $200 million and would retain its agency rights for at least 5 years.

•
The expanded ability for the Company to transfer, and thereby monetize, its rights as marketing agent to a third party. This provision contemplates two possibilities: (1) ScottsMiracle-Gro is permitted to transfer its rights in any specific geography to a third party; and (2) The entire agreement can be transferred to a third party in the event that ScottsMiracle-Gro is acquired.

We will pay Monsanto $300 million in consideration for these agreements no later than August 15, 2015. We expect to pay the $300 million using existing availability under our credit facility.

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

•
a new share repurchase authorization effective November 1, 2014, which will expire on September 30, 2019, to repurchase up to $500 million of our Common Shares. This replaced the previous authorization which expired on September 30, 2014.

Further, on August 3, 2015, we announced that the Scotts Miracle-Gro Board of Directors approved an increase in our quarterly cash dividend from $0.45 to $0.47 per Common Share. The decision to increase the amount of cash we intend to return to our shareholders reflects our continued confidence in the business and our desire to maintain a consistent capital structure.
As of June 27, 2015, we can make additional restricted payments (as defined in the credit facility), including increased or one-time dividend payments and Common Share repurchases, if our leverage ratio is not greater than 3.00 after giving effect to the restricted payment. Otherwise, the aggregate amount of restricted payments that we may make in a fiscal year will be limited to the amount set forth in the credit facility for such fiscal year ($150.0 million for 2015 and $175.0 million for 2016 and in each fiscal year thereafter).

RESULTS OF OPERATIONS
We classified our wild bird food business as discontinued operations, for all periods presented, beginning in our second quarter of fiscal 2014. As a result, and unless specifically stated otherwise, all discussions regarding results for the three and nine months ended June 27, 2015 and June 28, 2014, reflect results from our continuing operations.
The following table sets forth the components of income and expense as a percentage of net sales:

	THREE MONTHS ENDED		NINE MONTHS ENDED
	JUNE 27, 2015	JUNE 28, 2014	JUNE 27, 2015	JUNE 28, 2014
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	62.7	62.1	63.9	62.7
Cost of sales—impairment, restructuring and other	0.3	—	0.1	—
Gross profit	37.0	37.9	36.0	37.3
Operating expenses:
Selling, general and administrative	16.0	16.9	21.3	22.0
Impairment, restructuring and other	3.4	3.5	2.2	1.9
Other income, net	(0.3)	(0.5)	(0.2)	(0.4)
Income from operations	17.9	18.0	12.7	13.8
Costs related to refinancing	—	—	—	0.5
Interest expense	1.2	1.2	1.6	1.6
Income from continuing operations before income taxes	16.7	16.8	11.1	11.7
Income tax expense from continuing operations	5.8	6.0	3.9	4.1
Income from continuing operations	10.9	10.8	7.2	7.6
Income from discontinued operations, net of tax	—	0.1	—	—
Net Income	10.9%	10.9%	7.2%	7.6%
Net Sales
Net sales for the three months ended June 27, 2015 were $1,214.8 million, an increase of 8.8% from net sales of $1,116.4 million for the three months ended June 28, 2014. Net sales for the nine months ended June 27, 2015 were $2,533.3 million, an increase of 6.1% from net sales of $2,387.0 million for the nine months ended June 28, 2014. The change in net sales was attributable to:

	THREE MONTHS ENDED	NINE MONTHS ENDED
	JUNE 27, 2015	JUNE 27, 2015
Acquisitions	5.8%	4.4%
Volume	6.4	4.7
Pricing	(0.6)	(0.3)
Foreign exchange rates	(2.8)	(2.7)
Change in net sales	8.8%	6.1%
The increase in net sales for the three and nine months ended June 27, 2015, was primarily driven by:

•	sales from acquisitions within our Global Consumer segment including General Hydroponics, Vermicrop, AeroGrow, and Fafard and within our Scotts LawnService® segment from Action Pest; and

•	increased volume in our Global Consumer segment, driven by increased sales within the U.S. of controls, growing media, and cleaners products;

•
which were partially offset by the unfavorable impact of foreign exchange rates as a result of the strengthening of the U.S. dollar relative to other currencies including Canadian dollar, Euro, and British pound; and

•	an unfavorable impact of decreased pricing in the Global Consumer segment, primarily in the U.S., related to controls and growing media products.

Cost of Sales
The following table shows the major components of cost of sales:

	THREE MONTHS ENDED		NINE MONTHS ENDED
	JUNE 27, 2015	JUNE 28, 2014	JUNE 27, 2015	JUNE 28, 2014
	(In millions)
Materials	$461.6	$413.8	$957.9	$888.7
Distribution and warehousing	138.7	140.3	305.8	292.6
Manufacturing labor and overhead	145.7	123.5	302.5	265.4
Roundup® reimbursements	16.2	15.5	51.7	49.3
	$762.2	$693.1	$1,617.9	$1,496.0
Impairment, restructuring and other	3.4	—	3.6	—
	$765.6	$693.1	$1,621.5	$1,496.0

Factors contributing to the change in cost of sales are outlined in the following table:

	THREE MONTHS ENDED	NINE MONTHS ENDED
	JUNE 27, 2015	JUNE 27, 2015
	(In millions)
Material costs	$3.3	$6.1
Volume and product mix	87.2	157.1
Roundup® reimbursements	0.7	2.4
Foreign exchange rates	(22.1)	(43.7)
	$69.1	$121.9
Impairment, restructuring and other	3.4	3.6
Change in cost of sales	$72.5	$125.5
The increase in cost of sales, for the three and nine months ended June 27, 2015, was primarily driven by:

•
costs related to sales from acquisitions of $50.0 million and $84.1 million for the three and nine months ended June 27, 2015, respectively, within our Global Consumer and Scotts LawnService® segments;

•	increased sales volume in our Global Consumer segment;

•	an increase in net sales attributable to reimbursements under our Marketing Agreement for consumer Roundup®; and

•	restructuring and liquidation costs of $3.1 million for the three and nine months ended June 27, 2015, respectively, related to the liquidation and exit of the U.K. Solus business;

•	partially offset by the favorable impact of foreign exchange rates as a result of a strengthening of the U.S. dollar relative to other currencies including Canadian dollar, Euro, and British pound.

Gross Profit
As a percentage of net sales, our gross profit rate was 37.0% and 37.9% for the three months ended June 27, 2015 and June 28, 2014, respectively. As a percentage of net sales, our gross profit rate was 36.0% and 37.3% for the nine months ended June 27, 2015 and June 28, 2014, respectively. Factors contributing to the change in gross profit rate are outlined in the following table:

	THREE MONTHS ENDED	NINE MONTHS ENDED
	JUNE 27, 2015	JUNE 27, 2015
Pricing	(0.3)%	(0.2)%
Material costs	(0.3)	(0.2)
Product mix and volume:
Roundup® commissions and reimbursements	0.4	0.2
Acquisitions	(0.9)	(0.7)
Corporate & Other	—	—
Scotts LawnService®	0.6	0.2
Global Consumer mix and volume	(0.1)	(0.5)
Change in gross profit rate	(0.6)%	(1.2)%
Impairment, restructuring and other	(0.3)	(0.1)
Change in gross profit rate	(0.9)%	(1.3)%
The decrease in the gross profit rate, for the three months ended June 27, 2015, was primarily driven by:

•
net impact of the recent acquisitions within our Global Consumer segment, decreasing gross profit rate, partially offset by AeroGrow within our Global Consumer segment and Action Pest within our Scotts LawnService® segment increasing the gross profit rate;

•	an unfavorable impact of decreased pricing in the Global Consumer segment, primarily in the U.S. related to controls and growing media products; and

•	increased material costs within our Global Consumer segment for our grass seed and growing media products;

•	partially offset by increased commission income under our Marketing Agreement for consumer Roundup®; and

•	increase in sales within our Scotts LawnService® segment.
The decrease in the gross profit rate, for the nine months ended June 27, 2015, was primarily driven by:

•
net impact of the recent acquisitions within our Global Consumer segment, decreasing gross profit rate, partially offset by AeroGrow within our Global Consumer segment and Action Pest within our Scotts LawnService® segment increasing the gross profit rate;

•	negative product mix within our Global Consumer segment due to increased sales of growing media products;

•	an unfavorable impact of decreased pricing in the Global Consumer segment, primarily in the U.S. related to controls and growing media products; and

•	increased material costs within our Global Consumer segment for our grass seed and growing media products;

•	partially offset by increased commission income under our Marketing Agreement for consumer Roundup®; and

•	increase in sales within our Scotts LawnService® segment.

Selling, General and Administrative Expenses
The following table sets forth the components of selling, general and administrative expenses:

	THREE MONTHS ENDED		NINE MONTHS ENDED
	JUNE 27, 2015	JUNE 28, 2014	JUNE 27, 2015	JUNE 28, 2014
	(In millions)
Advertising	$50.2	$53.4	$122.9	$123.4
Share-based compensation	2.1	2.3	11.4	8.7
Research and development	12.2	12.2	33.1	34.3
Amortization of intangibles	4.4	2.7	10.1	7.6
Other selling, general and administrative	124.9	118.4	362.9	351.6
	$193.8	$189.0	$540.4	$525.6

Selling, general and administrative (“SG&A”) expenses increased $4.8 million, or 2.5%, to $193.8 million for the three months ended June 27, 2015 compared to the three months ended June 28, 2014. Advertising expense decreased $3.2 million driven by timing and mix of Global Consumer media spending. The increase in amortization of intangibles of $1.7 million is due to the impact of recent acquisitions. The increase in other SG&A expenses of $6.5 million is due to the impact of recent acquisitions of $9.3 million, partially offset by foreign exchange rate impact of $3.7 million as the U.S. dollar has strengthened relative to other currencies including Canadian dollar, Euro, and British pound.

SG&A expenses increased $14.8 million, or 2.8%, to $540.4 million for the nine months ended June 27, 2015 compared to the nine months ended June 28, 2014. Advertising expense decreased $0.5 million driven by timing and mix of Global Consumer media spending. Share-based compensation expense increased $2.7 million as prior year expense was lower due to impact of forfeitures of previously recognized share-based compensation for executive departures. The increase in amortization of intangibles of $2.5 million is due to the impact of recent acquisitions. The increase in other SG&A expenses of $11.3 million is due to the impact of the recent acquisitions of $24.0 million; partially offset by foreign exchange rate impact of $8.8 million as the U.S. dollar has strengthened relative to other currencies including Canadian dollar, Euro, and British pound; and reductions in compensation including management incentives as a result of our restructuring efforts over the past year.
Impairment, Restructuring and Other
During the third quarter of fiscal 2015, we began experiencing an increase in consumer complaints related to our new Bonus S fertilizer product sold in the southeastern United States indicating customers were experiencing damage to their lawns after application. We currently are working with impacted consumers and our insurance carriers to resolve the matter over the coming months. During the three months ended June 27, 2015, we recognized $37.4 million in costs related to resolving these consumer complaints and the recognition of costs to be incurred for current and expected consumer claim. We have contacted our insurers and are working through the claims process. Upon the receipt of reimbursement of these costs by our insurance carriers, we will record an offsetting insurance reimbursement recovery.
In addition, for the three and nine months ended June 27, 2015, we recognized $3.5 million and $18.0 million, respectively, in restructuring costs related to termination benefits provided to U.S. and international personnel as part of the continuation of the fiscal 2014 restructuring initiative to eliminate management layers and streamline decision making, and the liquidation and exit of the U.K. Solus business.
During the three and nine months ended June 28, 2014, as a result of an impairment review, we recognized an impairment charge for a non-recurring fair value adjustment of $33.7 million within the Global Consumer segment related to the Ortho® brand. The fair value was calculated based upon the evaluation of the historical performance and future growth expectations of the Ortho® business. During the three and nine months ended June 28, 2014, we also recognized $5.8 million and $9.7 million, respectively, in restructuring costs related to termination benefits provided to U.S. personnel as part of our restructuring of the U.S. administrative and overhead functions. In addition, for the nine months ended June 28, 2014, we recognized $2.0 million in additional ongoing monitoring and remediation costs for the turfgrass biotechnology program.

Other Income, net
Other income is comprised of activities outside our normal business operations, such as royalty income from the licensing of certain of our brand names, franchise fee income from our Scotts LawnService® business, foreign exchange gains/losses, equity income (loss) on unconsolidated affiliates and gains/losses from the sale of non-inventory assets. Other income was $3.2 million for the three months ended June 27, 2015 compared to $5.8 million for the three months ended June 28, 2014. Other income was $5.0 million for the nine months ended June 27, 2015 compared to $8.5 million for the nine months ended June 28, 2014. The decrease in other income for the three and nine months ended June 27, 2015 was due to recognition of investment gains in fiscal 2014 related to our investment in AeroGrow.
Interest Expense
Interest expense was $14.3 million for the three months ended June 27, 2015 compared to $12.8 million for the three months ended June 28, 2014. The increase in interest expense of $1.5 million was driven by an increase in average borrowings of $230.5 million, excluding the impact of foreign exchange rates.
Interest expense was $39.0 million for the nine months ended June 27, 2015 compared to $38.7 million for the nine months ended June 28, 2014. The increase in interest expense of $0.3 million was driven by an increase in average borrowings of $224.5 million, excluding the impact of foreign exchange rates; offset by a decrease in our weighted average interest rate of 85 basis points primarily due to the reduced rates under our credit facility. The increase in average borrowings was driven by the fiscal year 2014 special one-time dividend, common share repurchases, and acquisition activity.
Income Tax Expense
The effective tax rate related to continuing operations for the three months ended June 27, 2015 was 34.6% compared to 35.8% for the three months ended June 28, 2014. The effective tax rate related to continuing operations for the nine months ended June 27, 2015 was 35.0% compared to 35.2% for the June 28, 2014. The effective tax rate used for interim purposes was based on our best estimate of factors impacting the effective tax rate for the full fiscal year. Factors affecting the estimated effective tax rate include assumptions as to income by jurisdiction (domestic and foreign), the availability and utilization of tax credits and the existence of elements of income and expense that may not be taxable or deductible. The estimated effective tax rate is subject to revision in later interim periods and at fiscal year end as facts and circumstances change during the course of the fiscal year. There can be no assurances that the effective tax rate estimated for interim financial reporting purposes will approximate the effective tax rate determined at fiscal year end.
Income from Continuing Operations
We reported income attributable to controlling interest from continuing operations of $133.4 million, or $2.14 per diluted share, for the three months ended June 27, 2015 compared to $120.7 million, or $1.93 per diluted share, for the three months ended June 28, 2014; and $183.4 million, or $2.95 per diluted share, for the first nine months of fiscal 2015 compared to $180.6 million, or $2.88 per diluted share, for the first nine months of fiscal 2014. The increase in our income from continuing operations for the three and nine months ended June 27, 2015 was primarily driven by increased net sales and the nonrecurring of costs related to refinancing incurred during the prior year; partially offset by a lower gross profit rate and higher SG&A expenses. Also, impairment, restructuring and other was higher for the nine months ended June 27, 2015 compared to the nine months ended June 28, 2014. Diluted average common shares used in the diluted net income per common share calculation were 62.3 million for the three months ended June 27, 2015 compared to 62.4 million for the three months ended June 28, 2014. Diluted average common shares used in the diluted net income per common share calculation were 62.1 million for the nine months ended June 27, 2015 compared to 62.8 million for the nine months ended June 28, 2014. The decrease in dilutive average common shares for the three and nine months ended June 27, 2015 was a result of share repurchases, partially offset by the exercise and issuance of share-based compensation awards.
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

The following table sets forth net sales by segment:

	THREE MONTHS ENDED		NINE MONTHS ENDED
	JUNE 27, 2015	JUNE 28, 2014	JUNE 27, 2015	JUNE 28, 2014
	(In millions)
Global Consumer	$1,102.5	$1,012.8	$2,330.4	$2,197.2
Scotts LawnService®	103.7	92.8	180.8	168.0
Segment total	1,206.2	1,105.6	2,511.2	2,365.2
Corporate & Other	8.6	10.8	22.1	21.8
Consolidated	$1,214.8	$1,116.4	$2,533.3	$2,387.0
The following table sets forth segment income (loss) from continuing operations before income taxes:

	THREE MONTHS ENDED		NINE MONTHS ENDED
	JUNE 27, 2015	JUNE 28, 2014	JUNE 27, 2015	JUNE 28, 2014
	(In millions)
Global Consumer	$269.2	$244.5	$467.0	$446.6
Scotts LawnService®	26.4	20.7	5.3	3.0
Segment total	295.6	265.2	472.3	449.6
Corporate & Other	(21.2)	(21.4)	(73.2)	(66.1)
Intangible asset amortization	(5.0)	(3.7)	(11.7)	(9.6)
Impairment, restructuring and other	(51.7)	(39.2)	(66.4)	(45.6)
Costs related to refinancing	—	—	—	(10.7)
Interest expense	(14.3)	(12.8)	(39.0)	(38.7)
Consolidated	$203.4	$188.1	$282.0	$278.9
Global Consumer
Global Consumer segment net sales were $1,102.5 million in the third quarter of fiscal 2015, an increase of 8.9%, from the third quarter of fiscal 2014 sales of $1,012.8 million, and were $2,330.4 million for the first nine months of fiscal 2015, an increase of 6.1%, from the first nine months of fiscal 2014 sales of $2,197.2 million. For the three months ended June 27, 2015, favorable impacts of volume and acquisitions of 6.5% and 6.0%, respectively, were partially offset by unfavorable changes in pricing and foreign exchange rates of 0.6% and 3.1%, respectively. For the nine months ended June 27, 2015, favorable impacts of volume and acquisitions of 4.8% and 4.4%, respectively, were partially offset by unfavorable changes in pricing and foreign exchange rates of 0.3% and 2.8%, respectively.
Net sales in the United States increased $92.3 million, or 11.6%, and $135.0 million, or 7.7%, for the third quarter and the first nine months of fiscal 2015, respectively, as compared to the same periods in fiscal 2014. The increase in U.S. net sales for the third quarter and first nine months of fiscal 2015 was driven by increased volume of controls, growing media, and cleaners products, as well as the impact of recent acquisitions.
Excluding the impact of changes in foreign exchange rates, net sales internationally increased by $28.2 million, or 13.1%, and $60.6 million, or 13.9%, for the third quarter of fiscal 2015 and first nine months of fiscal 2015, respectively. The increase in net sales internationally was primarily driven by the acquisitions of Fafard and Solus and higher sales volume within Canada.
Global Consumer segment operating income increased by $24.7 million, or 10.1%, in the third quarter of fiscal 2015, and increased $20.4 million, or 4.6%, in the first nine months of fiscal 2015, as compared to the same periods in fiscal 2014. Excluding the impact of changes in foreign exchange rates, the increase was 11.7% for the third quarter of fiscal 2015 and the increase was 6.1% for the first nine months of fiscal 2015. The increase for the third quarter of fiscal 2015 was primarily driven by higher sales volume of controls, growing media, and cleaners products in the U.S.; higher sales volume within Canada; and increased commission income under our Marketing Agreement for consumer Roundup®; partially offset by decreased pricing, increased material costs for our grass seed and growing media products, and higher SG&A as a result of the recent acquisitions.

Scotts LawnService®
Scotts LawnService® net sales increased by $10.9 million, or 11.7%, in the third quarter of fiscal 2015 and by $12.8 million, or 7.6%, in the first nine months of fiscal 2015, as compared to the same periods in fiscal 2014. The increase in net sales for the first nine months of fiscal 2015 was driven by the acquisition of Action Pest of $7.9 million, as well as increased customer count. The segment operating income for Scotts LawnService® increased by $5.7 million, or 27.5%, in the third quarter of fiscal 2015 and by $2.3 million, or 76.7%, in the first nine months of fiscal 2015, as compared to the same periods in fiscal 2014. The increased income was primarily driven by the acquisition of Action Pest and higher customer count, partially offset by higher SG&A expenses for planned increases in selling costs.
Corporate & Other
The net operating loss for Corporate & Other was $21.2 million in the third quarter of fiscal 2015 as compared to $21.4 million in the third quarter of fiscal 2014 and was $73.2 million for the first nine months of fiscal 2015 as compared to $66.1 million for the first nine months of fiscal 2014. The increase for the nine months ended June 27, 2015 was primarily related to higher share-based compensation expense and an increase in reserves for an ongoing state sales and use tax audit.
LIQUIDITY AND CAPITAL RESOURCES
Operating Activities
Cash provided by operating activities totaled $24.2 million and $34.3 million for the nine months ended June 27, 2015 and June 28, 2014, respectively. Cash provided by operating activities decreased $10.1 million which included the impact of impairment, restructuring and other, and an increase in cash used for working capital, partially offset by higher net income. The increase in cash used for working capital was primarily due to higher net sales and accounts receivable in the third quarter of fiscal 2015 compared to the same period in fiscal 2014.
Investing Activities
Cash used in investing activities totaled $215.0 million and $121.1 million for the nine months ended June 27, 2015 and June 28, 2014, respectively. Cash used for investments in property, plant and equipment during the first nine months of fiscal 2015 and fiscal 2014 was $41.2 million and $68.5 million, respectively. The decrease was primarily related to $35.0 million of down payments in fiscal 2014 on a purchase order to acquire a new corporate aircraft, partially offset by fiscal 2015 investments to increase efficiencies at existing production facilities. During the nine months ended June 27, 2015, our Global Consumer segment completed the acquisitions of General Hydroponics and Vermicrop for $120.0 million and $15.0 million, respectively, in addition to four acquisitions of growing media operations with an aggregate estimated purchase price of $40.7 million. Additionally, our Scotts LawnService® segment completed the acquisition of Action Pest for $21.7 million. These acquisitions included cash payments of $179.1 million during the first nine months of fiscal 2015.
Financing Activities
Financing activities provided cash of $186.2 million and $100.1 million for the nine months ended June 27, 2015 and June 28, 2014, respectively. The increase of $86.1 million in cash provided by financing activities during the first nine months of fiscal 2015 as compared to fiscal 2014 was the result of repayment of 7.25% Senior Notes of $200.0 million during fiscal 2014 and a decrease in share repurchases of our Common Shares of $74.7 million, partially offset by lower net borrowings under our credit facility of $193.3 million.
Cash and Cash Equivalents
Our cash and cash equivalents were held in cash depository accounts with major financial institutions around the world or invested in high quality, short-term liquid investments, with a balance of $79.9 million as of June 27, 2015, compared to $147.2 million as of June 28, 2014. The cash and cash equivalents balance at June 27, 2015 included $69.3 million held by controlled foreign corporations. Our current plans do not demonstrate a need to, nor do we have plans to, repatriate the retained earnings from these foreign corporations as the earnings are indefinitely reinvested. However, in the future, if we determine it is necessary to repatriate these funds, or we sell or liquidate any of these foreign corporations, we may be required to pay associated taxes on the repatriation.

Borrowing Agreements
Our primary sources of liquidity are cash generated by operations and borrowings under our credit facility, which is guaranteed by substantially all of Scotts Miracle-Gro’s domestic subsidiaries. On December 20, 2013, we entered into the credit facility, providing us with a five-year senior secured revolving loan facility in the aggregate principal amount of up to $1.7 billion. The credit facility also provides us with the right to seek to increase the credit facility by an aggregate amount of up to $450 million, subject to certain specified conditions. Borrowings may be made in various currencies, including U.S. dollars, Euros, British pounds, Australian dollars, and Canadian dollars.
Under our credit facility, we have the ability to obtain letters of credit up to $75 million. At June 27, 2015, we had letters of credit in the aggregate face amount of $22.9 million outstanding and $1,151.5 million of availability under our credit facility, subject to our continued compliance with covenants discussed below. In August 2015, we intend to pay Monsanto $300 million using a combination of cash and borrowings under our credit facility.
We maintain a Master Accounts Receivable Purchase Agreement (“MARP Agreement”), which is uncommitted and provides for the discretionary sale by us, and the discretionary purchase by the banks, on a revolving basis, of accounts receivable generated by sales to three specified account debtors in an aggregate amount not to exceed $400 million. On August 29, 2014, we entered into an amendment to the existing MARP Agreement which extended the termination date to August 28, 2015, or such later date as may be mutually agreed by us and each bank party thereto. Under the amended terms of the MARP Agreement, the banks have the opportunity to purchase those accounts receivable offered by us at a discount (from the agreed base value thereof) effectively equal to the one-week LIBOR plus 0.75%. There were $301.1 million and $190.3 million in short-term borrowings under the MARP Agreement as of June 27, 2015 and June 28, 2014, respectively. As of June 27, 2015, there was $57.1 million of availability under the MARP Agreement.
On January 15, 2014, we used a portion of our available credit facility borrowings to redeem all of our outstanding $200 million aggregate principal amount of 7.25% Senior Notes, paying a redemption price of $214.5 million to extinguish the outstanding 7.25% Senior Notes, which included $7.25 million of accrued and unpaid interest, $7.25 million of call premium, and $200 million for outstanding principal amount.
As of June 27, 2015, we were in compliance with all debt covenants. Our credit facility contains, among other obligations, an affirmative covenant regarding our leverage ratio, calculated as indebtedness divided by our earnings before interest, taxes, depreciation and amortization. Under the terms of the credit facility, the maximum leverage ratio was 4.00 as of June 27, 2015. Our leverage ratio was 2.87 at June 27, 2015. Our credit facility also includes an affirmative covenant regarding our interest coverage. Under the terms of the credit facility, the minimum interest coverage ratio was 3.50 for the twelve months ended June 27, 2015. Our interest coverage ratio was 9.12 for the twelve months ended June 27, 2015. As of June 27, 2015, we can make additional restricted payments (as defined in the credit facility), including increased or one-time dividend payments and Common Share repurchases, before reaching a leverage ratio of 3.00.
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

Contractual Obligations
There have been no material changes, with the exception of acquisition activity, outside of the ordinary course of business, in our outstanding contractual obligations since the end of fiscal 2014 and through June 27, 2015. As part of the fiscal 2015 acquisitions, we acquired operating leases with a total future minimum leases payments for non-cancelable operating leases of $17.6 million.
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
In addition, there were no changes in the Registrant’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during the Registrant’s fiscal quarter ended June 27, 2015 that have materially affected, or are reasonably likely to materially affect, the Registrant’s internal control over financial reporting.

PART II—OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Other than as discussed in “NOTE 11. CONTINGENCIES” of the Notes to Condensed Consolidated Financial Statements, pending material legal proceedings have not changed significantly since those disclosed in the 2014 Annual Report.
ITEM 1A. RISK FACTORS

Reference is made to the Risk Factors set forth in Part I, Item 1A of our Annual Report on Form 10-K for the year ended September  30, 2014 filed on November 25, 2014. The information presented below updates the applicable risk factor appearing in our 2014 Annual Report on Form 10-K.
In the event of termination of the Marketing Agreement for consumer Roundup® products, we would lose a substantial source of future earnings and overhead expense absorption.
If we were to (i) become insolvent (ii) commit a material breach, material fraud or material misconduct under the Marketing Agreement, (iii) undergo certain events resulting in change of control of the Company, or (iv) impermissibly assign or delegate our rights under the Marketing Agreement, Monsanto may have the right to terminate the Marketing Agreement without paying a termination fee. Monsanto may also be able to terminate the Marketing Agreement in the event of a change of control of Monsanto or a sale of the Roundup business, but would have to pay a termination fee to the Company. In the event the Marketing Agreement were to terminate, we would lose all, or a substantial portion, of the significant source of earnings and overhead expense absorption the Marketing Agreement provides.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The payment of future dividends, if any, on the Common Shares will be determined by the Board of Directors in light of conditions then existing, including the Company's earnings, financial condition and capital requirements, restrictions in financing agreements, business conditions and other factors. The Company's credit facility restricts future dividend payments to an aggregate of $150 million annually through fiscal 2015 and $175 million annually beginning in fiscal 2016 if our leverage ratio, after giving effect to any such annual dividend payment, exceeds 3.0. Our leverage ratio was 2.87 at June 27, 2015.

Issuer Purchases of Equity Securities

The following table shows the purchases of Common Shares made by or on behalf of Scotts Miracle-Gro or any “affiliated purchaser” (as defined in Rule 10b-18(a)(3) under the Securities Exchange Act of 1934, as amended) of Scotts Miracle-Gro for each fiscal month in the three months ended June 27, 2015:

Period	Total Number of Common Shares Purchased(1)	Average Price Paid per Common Share(2)	Total Number of Common Shares Purchased as Part of Publicly Announced Plans or Programs(3)	Approximate Dollar Value of Common Shares That May Yet be Purchased Under the Plans or Programs(3)
March 29, through April 25, 2015	—	$—	—	$485,186,044
April 26, through May 23, 2015	2,325	$66.70	—	$485,186,044
May 24, through June 27, 2015	3,664	$60.90	—	$485,186,044
Total	5,989	$63.15	—

(1)
All of the Common Shares purchased during the quarter were purchased in open market transactions. The total number of Common Shares purchased during the quarter were 5,989 Common Shares purchased by the trustee of the rabbi trust established by the Company as permitted pursuant to the terms of The Scotts Company LLC Executive Retirement Plan (the “ERP”). The ERP is an unfunded, non-qualified deferred compensation plan which, among other things, provides eligible employees the opportunity to defer compensation above specified statutory limits applicable to The Scotts Company LLC Retirement Savings Plan and with respect to any Executive Management Incentive Pay (as defined in the ERP), Performance Award (as defined in the ERP) or other bonus awarded to such eligible employees. Pursuant to the terms of the ERP, each eligible employee has the right to elect an investment fund, including a fund consisting of Common Shares (the “Scotts Miracle-Gro Common Stock Fund”), against which amounts allocated to such employee's account under the ERP, including employer contributions, will be benchmarked (all ERP accounts are bookkeeping accounts only and do not represent a claim against specific assets of the Company). Amounts allocated to employee accounts under the ERP represent deferred compensation obligations of the Company. The Company established the rabbi trust in order to assist the Company in discharging such deferred compensation obligations. When an eligible employee elects to benchmark some or all of the amounts allocated to such employee's account against the Scotts Miracle-Gro Common Stock Fund, the trustee of the rabbi trust purchases the number of Common Shares equivalent to the amount so benchmarked. All Common Shares purchased by the trustee are purchased on the open market and are held in the rabbi trust until such time as they are distributed pursuant to the terms of the ERP. All assets of the rabbi trust, including any Common Shares purchased by the trustee, remain, at all times, assets of the Company, subject to the claims of its creditors. The terms of the ERP do not provide for a specified limit on the number of Common Shares that may be purchased by the trustee of the rabbi trust.

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

ITEM 6. EXHIBITS
See Index to Exhibits at page 54 for a list of the exhibits included herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

THE SCOTTS MIRACLE-GRO COMPANY

Date: August 6, 2015	/s/ THOMAS RANDAL COLEMAN
Printed Name: Thomas Randal Coleman
Title: Executive Vice President and Chief Financial Officer

THE SCOTTS MIRACLE-GRO COMPANY
QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED JUNE 27, 2015

INDEX TO EXHIBITS

EXHIBIT NO.	DESCRIPTION	LOCATION

10.1	Amendment to Amended and Restated Exclusive Agency and Marketing Agreement, dated as of May 15, 2015, by and between the Company and Monsanto	Incorporated herein by reference to the Registrant's Current Report on Form 8-K/A filed May 20, 2015 [Exhibit 10.2]

10.2	Lawn and Garden Brand Extension Agreement, dated as of May 15, 2015, by and between the Company and Monsanto	Incorporated herein by reference to the Registrant's Current Report on Form 8-K/A filed May 20, 2015 [Exhibit 10.3]

10.3	Commercialization and Technology Agreement, dated as of May 15, 2015, by and between the Company and Monsanto	Incorporated herein by reference to the Registrant's Current Report on Form 8-K/A filed May 20, 2015 [Exhibit 10.4]

21	Subsidiaries of The Scotts Miracle-Gro Company	*

31.1	Rule 13a-14(a)/15d-14(a) Certifications (Principal Executive Officer)	*

31.2	Rule 13a-14(a)/15d-14(a) Certifications (Principal Financial Officer)	*

32	Section 1350 Certifications (Principal Executive Officer and Principal Financial Officer)	*

101.INS	XBRL Instance Document	*

101.SCH	XBRL Taxonomy Extension Schema	*

101.CAL	XBRL Taxonomy Extension Calculation Linkbase	*

101.DEF	XBRL Taxonomy Extension Definition Linkbase	*

101.LAB	XBRL Taxonomy Extension Label Linkbase	*

101.PRE	XBRL Taxonomy Extension Presentation Linkbase	*

*	Filed or furnished herewith