Form 10-K
period 2015-09-30
SCOTTS MIRACLE-GRO CO
filed 2015-11-24
CIK 825542

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________________________________________________
Form 10-K
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended September 30, 2015
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☑
The aggregate market value of Common Shares (the only common equity of the registrant) held by non-affiliates (for this purpose, executive officers and directors of the registrant are considered affiliates) as of March 27, 2015 (the last business day of the most recently completed second quarter) was approximately $2,955,960,511.
There were 61,512,876 Common Shares of the registrant outstanding as of November 16, 2015.
______________________________________________________________
DOCUMENTS INCORPORATED BY REFERENCE:
Portions of the definitive Proxy Statement for the registrant’s 2016 Annual Meeting of Shareholders are incorporated by reference into Part III of this Annual Report on Form 10-K. Such Proxy Statement will be filed with the Securities and Exchange Commission within 120 days of the registrant’s fiscal year ended September 30, 2015.

PART I

ITEM 1.	BUSINESS
Company Description and Development of the Business
The discussion below provides a brief description of the business conducted by The Scotts Miracle-Gro Company (“Scotts Miracle-Gro” and, together with its subsidiaries, the “Company,” “we” or “us”), including general developments in the Company’s business during the fiscal year ended September 30, 2015 (“fiscal 2015”). For additional information on recent business developments, see “ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS” of this Annual Report on Form 10-K.
We are a leading manufacturer and marketer of branded consumer lawn and garden products. Our products are marketed under some of the most recognized brand names in the industry. In North America, key brands include Scotts® and Turf Builder® lawn and grass seed products; Miracle-Gro®, Nature's Care®, Scotts®, LiquaFeed® and Osmocote®1 gardening and landscape products; and Ortho®, Roundup®2, Home Defense® and Tomcat® branded insect control, weed control and rodent control products. In the United Kingdom, key brands include Miracle-Gro® plant fertilizers; Roundup®2, Weedol® and Pathclear® herbicides; EverGreen® lawn fertilizers; and Levington® gardening and landscape products. Other significant brands in Europe include Roundup®2, KB® and Fertiligène® in France; Roundup®2, Celaflor®, Nexa Lotte® and Substral® in Germany and Austria; and Roundup®2, ASEF®, KB® and Substral® in Belgium, the Netherlands and Luxembourg. We are the exclusive agent of the Monsanto Company (“Monsanto”) for the marketing and distribution of consumer Roundup® non-selective herbicide products within the United States and other contractually specified countries. We have a presence in similar consumer branded products in Australia, the Far East and Latin America. In addition, with our recent acquisition of General Hydroponics, Inc. (“General Hydroponics”) and Bio-Organic Solutions, Inc. (“Vermicrop”), and control of AeroGrow International, Inc. (“AeroGrow”), we are a leading producer of liquid plant food products, growing media, advanced indoor garden systems and accessories for hydroponic gardening. We also operate the Scotts LawnService® business, which provides residential and commercial lawn care, tree and shrub care and pest control services in the United States.
Scotts Miracle-Gro, an Ohio corporation, traces its heritage back to a company founded by O.M. Scott in Marysville, Ohio in 1868. In the mid-1900s, we became widely known for the development of quality lawn fertilizers and grass seeds that led to the creation of a new industry-consumer lawn care. In the 1990s, we significantly expanded our product offering with three powerful leading brands in the U.S. home lawn and garden industry. First, in fiscal 1995, through a merger with Stern’s Miracle-Gro Products, Inc., which was founded by Horace Hagedorn and Otto Stern in Long Island, New York in 1951, we acquired the Miracle-Gro brand, the industry leader in water-soluble garden plant foods. Second and third, in 1998, we acquired the Ortho brand in the United States and obtained exclusive rights to market the consumer Roundup brand within the United States and other contractually specified countries, thereby adding industry-leading weed, pest and disease control products to our portfolio. Today, we believe that Scotts®, Turf Builder®, Miracle-Gro®, Ortho® and Roundup® are the most widely recognized brands in the consumer lawn and garden industry in the United States.
Our strategy is focused on (i) growing our core branded business, primarily in the United States, (ii) expanding our reach into new categories and geographies, and (iii) reinventing the lawn and garden experience through improved marketing outreach and consumer engagement as well as with new products and services. We believe that leverage from cost of goods as well as selling, general and administrative expenses will allow operating profits to grow at a higher rate.
Business Segments
We divide our business into the following reportable segments:

•	Global Consumer

•	Scotts LawnService®
This division of reportable segments is consistent with how the segments report to and are managed by our Chief Executive Officer (the chief operating decision-maker of the Company). Financial information about these segments for each of the three fiscal years ended September 30, 2015, 2014, and 2013 is presented in “NOTE 21. SEGMENT INFORMATION” of the Notes to Consolidated Financial Statements included in this Annual Report on Form 10-K.

________________________
[1] Osmocote® is a registered trademark of Everris International B.V., a subsidiary of Israel Chemicals Ltd.
[2] Roundup® is a registered trademark of Monsanto Technology LLC, a company affiliated with Monsanto Company.

Principal Products and Services
Global Consumer
In our Global Consumer segment, we manufacture, market and sell consumer lawn and garden products in the following categories:
Lawn Care: The lawn care category is designed to help consumers obtain and enjoy the lawn they want. In the United States, products within this category include lawn fertilizer products under the Scotts® and Turf Builder® brand names; grass seed products under the Scotts®, Turf Builder®, EZ Seed®, Water Smart® and PatchMaster® brand names; and lawn-related weed, pest and disease control products primarily under the Scotts® brand name, including sub-brands such as GrubEx®. A similar range of products is marketed in Europe under a variety of brands such as EverGreen®, Fertiligène®, Substral®, Miracle-Gro® Patch Magic®, Weedol®, Pathclear®, KB® and Celaflor®. The lawn care category also includes spreaders and other durables under the Scotts® brand name, including Turf Builder® EdgeGuard® spreaders, Snap® spreaders and Handy Green® II handheld spreaders. In addition, in 2015, we began to market outdoor cleaners under the Scotts® OxiCleanTM3 brand name.
Gardening and Landscape: The gardening and landscape category is designed to help consumers grow and enjoy flower and vegetable gardens and beautify landscaped areas. This category also includes our recent entry into hydroponic gardening. In the United States, products within this category include a complete line of water-soluble plant foods under the Miracle-Gro® brand and sub-brands such as LiquaFeed®, continuous-release plant foods under the Miracle-Gro®, Scotts® and Osmocote® brands and sub-brands of Miracle-Gro® such as Shake ‘N Feed®; potting mixes and garden soils under the Miracle-Gro®, Scotts®, Hyponex®, Earthgro® and SuperSoil® brand names; mulch and decorative groundcover products under the Scotts® brand, including the sub-brands Nature Scapes®, Earthgro® and Hyponex by Scotts®; plant-related pest and disease control products under the Ortho® brand; organic garden products under the Miracle-Gro® Organic Choice®, Nature's Care®, Scotts®, Whitney Farms® and EcoScraps® brand names; live goods and seeding solutions under the Miracle-Gro® brand and Gro-ables® sub-brand; and hydroponic gardening products under the General Hydroponics® and AeroGarden® brand names. Internationally, similar products are marketed under the Miracle-Gro®, Fertiligène®, Substral®, KB®, Celaflor®, ASEF®, Scotts®, Scotts EcoSense®, Naturen®, Miracle-Gro® Organic Choice®, and Fafard® brand names.
Controls: The controls category is designed to help consumers protect their homes from pests and maintain external home areas. In the United States, insect control products are marketed under the Ortho® brand name, including Ortho Max®, Home Defense Max® and Bug B Gon Max® sub-brands; rodent control products are marketed under the Tomcat® and Ortho® brands; selective weed control products are marketed under the Ortho® Weed B Gon® sub-brand; and non-selective weed control products are marketed under the Roundup® and Groundclear® brand names. Internationally, products within this category are marketed under the Nexa Lotte®, Fertiligène®, KB®, Home Defence®, Home Defense®, Weedol®, Pathclear® and Roundup® brands.
Since 1998, we have served as Monsanto's exclusive agent for the marketing and distribution of consumer Roundup® products in the consumer lawn and garden market within the United States and other specified countries, including Australia, Austria, Belgium, Canada, France, Germany, the Netherlands and the United Kingdom. In 2015, the territories were expanded to include all countries other than Japan and those subject to a comprehensive U.S. trade embargo or certain other embargoes and trade restrictions. Under the terms of the Amended and Restated Exclusive Agency and Marketing Agreement (the “Marketing Agreement”) between the Company and Monsanto, we are jointly responsible with Monsanto for developing global consumer and trade marketing programs for consumer Roundup®. We provide manufacturing conversion services (in North America), distribution and logistics, and selling and marketing support for consumer Roundup®. We also entered into a lawn and garden brand extension agreement during 2015, providing us the ability to extend the Roundup® brand into other categories of lawn and garden beyond non-selective weed control globally. Monsanto continues to own the consumer Roundup® business and provides significant oversight of the brand. In addition, Monsanto continues to own and operate the agricultural Roundup® business. For additional details regarding the Marketing Agreement, see “ITEM 1A. RISK FACTORS — In the event of termination of the Marketing Agreement for consumer Roundup® products, we would lose a substantial source of future earnings and overhead expense absorption” of this Annual Report on Form 10-K and “NOTE 6. MARKETING AGREEMENT” of the Notes to Consolidated Financial Statements included in this Annual Report on Form 10-K.

________________________
[3] OxiCleanTM is a registered trademark of Church & Dwight Co., Inc.

Scotts LawnService®
The Scotts LawnService® segment provides residential and commercial lawn care, tree and shrub care and pest control services in the United States through periodic applications of fertilizer and control products. As of September 30, 2015, Scotts LawnService® had 88 Company-operated locations as well as 94 locations operated by independent franchisees. Also, through our 2014 acquisition of Action Pest Control Inc. (“Action Pest”), we operate and provide residential pest control services in the Midwest. As of September 30, 2015, we operated seven Action Pest locations.
Acquisitions and Divestitures
On May 15, 2015, we amended our Marketing Agreement with Monsanto and entered into a lawn and garden brand extension agreement, and a commercialization and technology agreement with Monsanto. We paid Monsanto $300.0 million in consideration for these agreements on August 14, 2015, using borrowings under our credit facility. These agreements provide us with the following significant rights:

•	The ability to extend the Roundup® brand into other categories of lawn and garden beyond non-selective weed control globally;

•
The opportunity to introduce the consumer Roundup® brand into territories not included in the original Marketing Agreement, including China and Latin America. Only Japan and countries with U.S. trade embargoes are excluded from the Marketing Agreement;

•	The opportunity to propose changes to product formulations if deemed necessary to grow and/or protect the Roundup® brand;

•
A right of first offer and a right of last look in the event Monsanto were to sell the consumer Roundup® business and a credit to the purchase price in an amount equal to the then applicable termination fee in the event we make a bid in connection with such a sale;

•
A “first look” related to Monsanto’s innovation pipeline. Scotts Miracle-Gro would be provided with access to new technology and products that may be commercialized in the residential lawn and garden marketplace;

•
The enhancements of our rights in connection with the termination of the Marketing Agreement, including increasing the termination fee payable thereunder, eliminating certain of Monsanto’s termination rights and delaying the effectiveness of a termination in connection with a change of control of Monsanto or a sale of the consumer Roundup® business for five years after the notice of termination; and

•
The expanded ability for us to transfer, and thereby monetize, our rights as marketing agent to a third party (1) with respect to (a) the North America territories and (b) one or more other included markets for up to three other assignments and (2) in connection with a change of control of Scotts Miracle-Gro.

On March 30, 2015, the Company acquired the assets of General Hydroponics and Vermicrop for $120.0 million and $15.0 million, respectively. The Vermicrop purchase price was paid in common shares of Scotts Miracle-Gro (“Common Shares”) based on the average share price at the time of payment. This transaction provides the Company's Global Consumer segment with an additional entry in the indoor and urban gardening category, which is a part of the Global Consumer segment's long-term growth strategy. General Hydroponics and Vermicrop are leading producers of liquid plant food products, growing media and accessories for hydroponic gardening.
During fiscal 2015, we completed four acquisitions of growing media operations within the Global Consumer segment for an aggregate estimated purchase price of $40.2 million. These acquisitions expand the Company's growing media operations and distribution capabilities within its Global Consumer segment.
On October 16, 2014, Scotts LawnService® completed its acquisition of the assets of Action Pest, a residential and commercial pest control provider in the Midwest, for $21.7 million. Action Pest provides residential and commercial pest control services to homeowners and businesses in the Midwest. This transaction provides the Company with an entry into the pest control business.
On September 30, 2014, our wholly-owned subsidiary, Scotts Canada Ltd., acquired Fafard & Brothers Ltd. (“Fafard”) for $59.8 million. In continuous operation since 1940 and based in Saint-Bonaventure, Quebec, Canada, Fafard is a producer of peat moss and growing media products for consumer and professional markets including peat-based and bark-based mixes, composts and premium soils. Fafard serves customers primarily across Ontario, Quebec and New Brunswick.
During the fourth quarter of the fiscal year ended September 30, 2014 (“fiscal 2014”), as a reflection of our increased control of the operations of AeroGrow gained through a working capital loan made by the Company, we consolidated AeroGrow’s financial results into that of the Company. AeroGrow is a developer, marketer, direct-seller, and wholesaler of advanced indoor garden systems designed for consumer use in gardening, and home and office décor markets. AeroGrow operates primarily in the United States and Canada, as well as select countries in Europe, Asia and Australia.
During the fourth quarter of fiscal 2014, we also completed an acquisition of certain assets of the U.K. based Solus Garden and Leisure Limited (“Solus”) within our Global Consumer segment for $7.4 million. Solus is a supplier of garden and leisure products, offering a diverse mix of brands.
On October 14, 2013, we acquired the Tomcat® consumer rodent control business from Bell Laboratories, Inc., located in Madison, Wisconsin, for $60.0 million in an all-cash transaction. The acquisition included the Tomcat® brand and other intellectual property, as well as a long-term partnership to bring innovative technologies to the consumer rodent control market. Tomcat® consumer products are sold at home centers and mass retailers, as well as grocery, drug and general merchandise stores across the United States and Canada, as well as in Europe and Australia.
In addition, over the past five years we have completed several smaller acquisitions within our controls, growing media and Scotts LawnService® businesses.
During the past five years, we have completed several divestitures including the February 28, 2011 sale of our Global Professional (“Global Pro”) business to Israel Chemicals Ltd. (“ICL”) for $270.0 million. In the fourth quarter of the fiscal year ended September 30, 2012 (“fiscal 2012”), we completed the wind down of our professional grass seed business. In the second quarter of fiscal 2014, we completed the sale of our wild bird food business in the United States and Canada for $4.1 million in cash and an estimated $1.0 million in future earn-out payments. We have classified our results of operations for all periods presented in this Annual Report on Form 10-K to reflect these businesses as discontinued operations during the applicable periods. See “NOTE 2. DISCONTINUED OPERATIONS” of the Notes to Consolidated Financial Statements included in this Annual Report on Form 10-K for additional information.
Principal Markets and Methods of Distribution
We sell our consumer products primarily to home centers, mass merchandisers, warehouse clubs, large hardware chains, independent hardware stores, nurseries, garden centers, food and drug stores, and indoor gardening and hydroponic stores through both a direct sales force and our network of brokers and distributors. In addition, during fiscal 2015, we employed approximately 2,500 full-time and seasonal in-store associates within the United States to help our retail partners merchandise their lawn and garden departments directly to consumers of our products.
The majority of shipments to customers are made via common carriers or through distributors in the United States and through a network of public warehouses and distributors in Europe. We primarily utilize third parties to manage the key distribution centers for our Global Consumer business in North America, which are strategically located across the United States and Canada. The distribution centers for our Global Consumer business internationally are located in the United Kingdom, France, Germany, Austria and Australia and are also managed by third-party logistics providers. Growing media products are generally shipped direct-to-store without passing through a distribution center.
Raw Materials
We purchase raw materials for our products from various sources. We are subject to market risk as a result of the fluctuating prices of raw materials such as urea and other fertilizer inputs, resins, diesel, gasoline, natural gas, sphagnum peat, bark and grass seed. Our objectives surrounding the procurement of these materials are to ensure continuous supply, minimize costs and improve predictability. We seek to achieve these objectives through negotiation of contracts with favorable terms directly with vendors. When appropriate, we commit to purchase a certain percentage of our needs in advance of the season to secure pre-determined prices. We also hedge certain commodities, particularly diesel, gasoline and urea, to improve cost predictability and control. Sufficient raw materials were available during fiscal 2015.
Trademarks, Patents and Licenses
We consider our trademarks, patents and licenses to be key competitive advantages. We pursue a vigorous trademark protection strategy consisting of registration, renewal and maintenance of key trademarks and proactive monitoring and enforcement activities to protect against infringement. The Scotts®, Miracle-Gro®, Ortho®, Scotts LawnService®, Tomcat®, Hyponex®, Earthgro®, General Hydroponics® and Vermicrop® brand names and logos, as well as a number of product trademarks, including Turf Builder®, EZ Seed®, Snap®, Organic Choice®, Nature's Care®, Home Defense Max®, Nature Scapes® and Weed B Gon Max®, are registered in the United States and/or internationally and are considered material to our business.
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
Significant Customers
We sell our consumer products primarily to home centers, mass merchandisers, warehouse clubs, large hardware chains, independent hardware stores, nurseries, garden centers, food and drug stores, and indoor gardening and hydroponic stores. Our three largest customers are Home Depot, Lowe’s and Walmart, which are reported within the Global Consumer segment and are the only customers that individually represent more than 10% of reported consolidated net sales. For additional details regarding significant customers, see “ITEM 1A. RISK FACTORS — Because of the concentration of our sales to a small number of retail customers, the loss of one or more of, or a significant reduction in orders from, our top customers could adversely affect our financial results” of this Annual Report on Form 10-K and “NOTE 19.  CONCENTRATIONS OF CREDIT RISK” of the Notes to Consolidated Financial Statements included in this Annual Report on Form 10-K.
Competitive Marketplace
The markets in which we sell our products are highly competitive. In the U.S. lawn and garden and pest control markets, our products compete against private-label as well as branded products. Primary competitors include Spectrum Brands Holdings, Inc., Bayer AG, Central Garden & Pet Company, Enforcer Products, Inc., Kellogg Garden Products, Oldcastle Retail, Inc. and Lebanon Seaboard Corporation. In addition, we face competition from regional competitors who compete primarily on the basis of price for commodity growing media products including private label brands.
Internationally, we face strong competition in the lawn and garden market, particularly in Europe. Our competitors in the European Union include Compo AcquiCo SARL, Bayer AG, Westland Horticulture Ltd and a variety of local companies including private label brands.
We have the second largest market share position in the fragmented U.S. lawn care service market. We compete against TruGreen®, which has a substantially larger share of this market than Scotts LawnService®, as well as numerous regional and local lawn care service operations and national and regional franchisors.
Research and Development
We continually invest in research and development, both in the laboratory and at the consumer level, to improve our products, manufacturing processes, packaging and delivery systems. Spending on research and development was $46.8 million, $48.4 million and $46.4 million in fiscal 2015, fiscal 2014 and fiscal 2013, respectively, including product registration costs of $13.1 million, $12.6 million and $12.4 million, respectively. In addition to the benefits of our own research and development, we actively seek ways to leverage the research and development activities of our suppliers and other business partners.
Regulatory Considerations
Local, state, federal and foreign laws and regulations affect the manufacture, sale and application of our products in several ways. For example, in the United States, all products containing pesticides must comply with the Federal Insecticide, Fungicide, and Rodenticide Act of 1947, as amended (“FIFRA”), and be registered with the U.S. Environmental Protection Agency (the “U.S. EPA”) and similar state agencies before they can be sold or distributed. Fertilizer and growing media products are subject to state and foreign labeling regulations. In addition to the regulations already described, federal, state and foreign agencies regulate the disposal, transport, handling and storage of waste, remediation of contaminated sites, air and water discharges from our facilities, and workplace health and safety. Our grass seed products are regulated by the Federal Seed Act and various state regulations. Most states require our Scotts LawnService® business locations and/or technicians to comply with strict licensing requirements prior to applying many of our products.

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
For more information regarding how compliance with local, state, federal and foreign laws and regulations may affect us, see “ITEM 1A. RISK FACTORS — Compliance with environmental and other public health regulations or changes in such regulations or regulatory enforcement priorities could increase our costs of doing business or limit our ability to market all of our products” of this Annual Report on Form 10-K.
Regulatory Matters
We are subject to various environmental proceedings, the majority of which are for site remediation. At September 30, 2015, $5.6 million was accrued for such environmental matters. During fiscal 2015, fiscal 2014 and fiscal 2013, we expensed $0.6 million, $3.1 million and $0.4 million, respectively, for such environmental matters. We had no material capital expenditures during the last three fiscal years related to environmental or regulatory matters.
Employees
As of September 30, 2015, we employed approximately 7,900 employees. During peak sales and production periods, we employ approximately 8,900 employees, including seasonal and temporary labor.
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
Cautionary Note Regarding Forward-Looking Statements
This Annual Report on Form 10-K, including the exhibits hereto and the information incorporated by reference herein, as well as our 2015 Annual Report to Shareholders (our “2015 Annual Report”), contain “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which are subject to risks and uncertainties. Other than statements of historical fact, information regarding activities, events and developments that we expect or anticipate will or may occur in the future, including, but not limited to, information relating to our future growth and profitability targets and strategies designed to increase total shareholder value, are forward-looking statements based on management’s estimates, assumptions and projections. Forward-looking statements also include, but are not limited to, statements regarding our future economic and financial condition and results of operations, the plans and objectives of management and our assumptions regarding our performance and such plans and objectives, as well as the amount and timing of repurchases of our Common Shares or other uses of cash flows. Forward-looking statements generally can be identified through the use of words such as “guidance,” “outlook,” “projected,” “believe,” “target,” “predict,” “estimate,” “forecast,” “strategy,” “may,” “goal,” “expect,” “anticipate,” “intend,” “plan,” “foresee,” “likely,” “will,” “should” and other similar words and variations.
Forward-looking statements contained in this Annual Report on Form 10-K and our 2015 Annual Report are predictions only and actual results could differ materially from management’s expectations due to a variety of factors, including those described below. All forward-looking statements attributable to us or persons working on our behalf are expressly qualified in their entirety by such risk factors.
The forward-looking statements that we make in this Annual Report on Form 10-K and our 2015 Annual Report are based on management’s current views and assumptions regarding future events and speak only as of their dates. We disclaim any obligation to update developments of these risk factors or to announce publicly any revisions to any of the forward-looking statements that we make, or to make corrections to reflect future events or developments, except as required by the federal securities laws.
Compliance with environmental and other public health regulations or changes in such regulations or regulatory enforcement priorities could increase our costs of doing business or limit our ability to market all of our products.
Local, state, federal and foreign laws and regulations relating to environmental matters affect us in several ways. In the United States, all products containing pesticides must comply with FIFRA and be registered with the U.S. EPA and similar state agencies before they can be sold or distributed. The inability to obtain or maintain such compliance, or the cancellation of any such registration, could have an adverse effect on our business, the severity of which would depend on such matters as the products involved, whether another product could be substituted and whether our competitors were similarly affected. We attempt to anticipate regulatory developments and maintain registrations of, and access to, substitute active ingredients, but there can be no assurance that we will be able to avoid or reduce these risks. In the European Union (the “EU”), the European Parliament has adopted various forms of regulation which may substantially restrict or eliminate our ability to market and sell certain of our consumer pesticide products in their current form in the EU. In addition, in Canada, regulations have been adopted by several provinces that substantially restrict our ability to market and sell certain of our consumer pesticide products.
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

Our products and operations may be subject to increased regulatory and environmental scrutiny in jurisdictions in which we do business. For example, we are subject to regulations relating to our harvesting of peat for our growing media business which has come under increasing regulatory and environmental scrutiny. In the United States, state regulations frequently require us to limit our harvesting and to restore the property to an agreed-upon condition. In some locations, we have been required to create water retention ponds to control the sediment content of discharged water. In Canada and the United Kingdom, our peat extraction efforts are also the subject of regulation.
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
The adequacy of our current non-FIFRA compliance-related environmental reserves and future provisions depends upon our operating in substantial compliance with applicable environmental and public health laws and regulations, as well as the assumptions that we have both identified all of the significant sites that must be remediated and that there are no significant conditions of potential contamination that are unknown to us. A significant change in the facts and circumstances surrounding these assumptions or in current enforcement policies or requirements, or a finding that we are not in substantial compliance with applicable environmental and public health laws and regulations, could have a material adverse effect on future environmental capital expenditures and other environmental expenses, as well as our financial condition, results of operations and cash flows.
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
Our success largely depends on the performance of our management team and other key personnel. Our future operations could be harmed if we are unable to attract and retain talented, highly qualified senior executives and other key personnel. In addition, if we are unable to effectively provide for the succession of senior management, including our chief executive officer, our business, prospects, results of operations, financial condition and cash flows may be materially adversely affected.
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
Each of our operating segments participates in markets that are highly competitive. Our products compete against national and regional products and private label products produced by various suppliers. Many of our competitors sell their products at prices lower than ours. Our most price sensitive customers may trade down to lower priced products during challenging economic times or if current economic conditions worsen. We compete primarily on the basis of product innovation, product quality, product performance, value, brand strength, supply chain competency, field sales support, in-store sales support, the strength of our relationships with major retailers and advertising. Some of our competitors have significant financial resources. The strong competition that we face in all of our markets may prevent us from achieving our revenue goals, which may have a material adverse effect on our financial condition, results of operations and cash flows. Our inability to continue to develop and grow brands with leading market positions, maintain our relationships with key retailers and deliver high quality products on a reliable basis at competitive prices could have a material adverse effect on us.
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
Global Consumer net sales represented approximately 89.5% of our worldwide net sales in fiscal 2015. Our top three retail customers together accounted for 63% of our Global Consumer segment fiscal 2015 net sales and 54% of our outstanding accounts receivable as of September 30, 2015. The loss of, or reduction in orders from, our top three retail customers, Home Depot, Lowe’s, and Walmart, or any other significant customer could have a material adverse effect on our business, financial condition, results of operations and cash flows, as could customer disputes regarding shipments, fees, merchandise condition or related matters. Our inability to collect accounts receivable from one of our major customers, or a significant deterioration in the financial condition of one of these customers, including a bankruptcy filing or a liquidation, could also have a material adverse effect on our financial condition, results of operations and cash flows.
We do not have long-term sales agreements with, or other contractual assurances as to future sales to, any of our major retail customers. In addition, continued consolidation in the retail industry has resulted in an increasingly concentrated retail base, and as a result, we are significantly dependent upon key retailers who have significant bargaining strength. To the extent such concentration continues to occur, our net sales and income from operations may be increasingly sensitive to deterioration in the financial condition of, or other adverse developments involving our relationship with, one or more of our key customers. In addition, our business may be negatively affected by changes in the policies of our retailers, such as inventory destocking, limitations on access to shelf space, price demands and other conditions.
Our reliance on third-party manufacturers could harm our business.
We rely on third-party service providers to manufacture certain of our products. This reliance generates a number of risks, including decreased control over the production process, which could lead to production delays or interruptions, and inferior product quality control. In addition, performance problems at these third-party providers could lead to cost overruns, shortages or other problems, which could increase our costs of production or result in delivery delays to our customers.
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
Although we continue to implement risk-mitigation strategies for single-source suppliers, we rely on a limited number of suppliers for certain of our raw materials, product components and other necessary supplies, including certain active ingredients used in our products. If we are unable to maintain supplier arrangements and relationships, if we are unable to contract with suppliers at the quantity and quality levels needed for our business, or if any of our key suppliers becomes insolvent or experiences other financial distress, we could experience disruptions in production, which could have a material adverse effect on our financial condition, results of operations and cash flows.

A significant interruption in the operation of our or our suppliers’ facilities could impact our capacity to produce products and service our customers, which could adversely affect revenues and earnings.
Operations at our and our suppliers’ facilities are subject to disruption for a variety of reasons, including fire, flooding or other natural disasters, disease outbreaks or pandemics, acts of war, terrorism, government shut-downs and work stoppages. A significant interruption in the operation of our or our suppliers’ facilities could significantly impact our capacity to produce products and service our customers in a timely manner, which could have a material adverse effect on our revenues, earnings and financial position. This is especially true for those products that we manufacture at a limited number of facilities, such as our fertilizer and liquid products in both the United States and Europe.
Adverse weather conditions could adversely impact financial results.
Weather conditions in North America and Europe can have a significant impact on the timing of sales in the spring selling season and overall annual sales. An abnormally wet and/or cold spring throughout North America or Europe, abnormally dry periods or droughts, and other severe weather conditions or events could adversely affect fertilizer, pesticide and insecticide sales and, therefore, our financial condition, results of operations and cash flows.
Our indebtedness could limit our flexibility and adversely affect our financial condition.
As of September 30, 2015, we had $1,163.3 million of debt. Our inability to meet restrictive financial and non-financial covenants associated with that debt could adversely affect our financial condition.
Our ability to make payments on our indebtedness, fund planned capital expenditures and acquisitions, pay dividends and make repurchases of our Common Shares will depend on our ability to generate cash in the future. This, to some extent, is subject to general economic, financial, competitive, legislative, regulatory and other factors that are beyond our control. We cannot ensure that our business will generate sufficient cash flow from operating activities or that future borrowings will be available to us under our credit facility in amounts sufficient to enable us to pay our indebtedness or to fund our other liquidity needs.
Our credit facility and the indenture governing our 6.625% Senior Notes due 2020 (the “6.625% Senior Notes”) and our 6.000% Senior Notes due 2023 (the “6.000% Senior Notes”) contain restrictive covenants and cross-default provisions. In addition, our credit facility requires us to maintain specified financial ratios. Our ability to comply with those covenants and satisfy those financial ratios can be affected by events beyond our control including prevailing economic, financial and industry conditions. A breach of any of those financial ratio covenants or other covenants could result in a default. In the event of such default, the holders of such indebtedness could elect to declare all the funds borrowed thereunder to be due and payable, together with accrued and unpaid interest, and could cease making further loans and institute foreclosure proceedings against our assets. We cannot provide any assurance that the holders of such indebtedness would waive a default or that we could pay the indebtedness in full if it were accelerated.
Subject to compliance with certain covenants under our credit facility and the indentures governing the 6.625% Senior Notes and the 6.000% Senior Notes, we may incur additional debt in the future. If we incur additional debt, the risks described above could intensify.
Changes in credit ratings issued by nationally recognized statistical rating organizations could adversely affect our cost of financing and the market price of our 6.625% Senior Notes and our 6.000% Senior Notes.
Credit rating agencies rate the 6.625% Senior Notes and the 6.000% Senior Notes, and the Company based on factors that include our operating results, actions that we take, their view of the general outlook for our industry and their view of the general outlook for the economy. Actions taken by the rating agencies can include maintaining, upgrading or downgrading the current rating or placing us on a watch list for possible future downgrading. Downgrading the credit rating of the 6.625% Senior Notes, or the 6.000% Senior Notes or placing us on a watch list for possible future downgrading would likely increase our cost of financing, limit our access to the capital markets and have an adverse effect on the market price of the 6.625% Senior Notes and the 6.000% Senior Notes.
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
We currently operate manufacturing, sales and service facilities outside of the United States, particularly in Canada, France, the United Kingdom and Germany. In fiscal 2015, sales outside of the United States accounted for 16.8% of our total net sales. Accordingly, we are subject to risks associated with operating in foreign countries, including:

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
In addition, our operations outside the United States are subject to the risk of new and different legal and regulatory requirements in local jurisdictions, potential difficulties in staffing and managing local operations and potentially adverse tax consequences. The costs associated with operating our international business could adversely affect our results of operations, financial condition and cash flows in the future.
Unanticipated changes in our tax provisions, the adoption of new tax legislation or exposure to additional tax liabilities could affect our profitability and cash flows.
We are subject to income and other taxes in the United States federal jurisdiction and various local, state and foreign jurisdictions. Our effective tax rate in the future could be adversely affected by changes to our operating structure, changes in the mix of earnings in countries with differing statutory tax rates, changes in the valuation of deferred tax assets (such as net operating losses and tax credits) and liabilities, changes in tax laws and the discovery of new information in the course of our tax return preparation process. In particular, the carrying value of deferred tax assets, which are predominantly related to our operations in the United States, is dependent on our ability to generate future taxable income of the appropriate character in the relevant jurisdiction.
From time to time, tax proposals are introduced or considered by the U.S. Congress or the legislative bodies in local, state and foreign jurisdictions that could also affect our tax rate, the carrying value of our deferred tax assets, or our tax liabilities. Our tax liabilities are also affected by the amounts we charge for inventory, services, licenses, funding and other items in intercompany transactions. We are subject to ongoing tax audits in various jurisdictions. In connection with these audits (or future audits), tax authorities may disagree with our intercompany charges, cross-jurisdictional transfer pricing or other matters and assess additional taxes. We regularly assess the likely outcomes of our audits in order to determine the appropriateness of our tax provision. As a result, the ultimate resolution of our tax audits, changes in tax laws or tax rates, and the ability to utilize our deferred tax assets could materially affect our tax provision, net income and cash flows in future periods.
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
Our ability to compete effectively depends in part on our rights to service marks, trademarks, tradenames and other intellectual property rights we own or license, particularly our registered brand names and issued patents. We have not sought to register every one of our marks either in the United States or in every country in which such mark is used. Furthermore, because of the differences in foreign trademark, patent and other intellectual property or proprietary rights laws, we may not receive the same protection in other countries as we would in the United States with respect to the registered brand names and issued patents we hold. If we are unable to protect our intellectual property, proprietary information and/or brand names, we could suffer a material adverse effect on our business, financial condition and results of operations.
Litigation may be necessary to enforce our intellectual property rights and protect our proprietary information, or to defend against claims by third parties that our products or services infringe their intellectual property rights. Any litigation or claims brought by or against us could result in substantial costs and diversion of our resources. A successful claim of trademark, patent or other intellectual property infringement against us, or any other successful challenge to the use of our intellectual property, could subject us to damages or prevent us from providing certain products or services, or providing certain products or services under our recognized brand names, which could have a material adverse effect on our business, financial condition and results of operations.
In the event of termination of the Marketing Agreement for consumer Roundup® products, we would lose a substantial source of future earnings and overhead expense absorption.
If we were to (i) become insolvent (ii) commit a material breach, material fraud or material misconduct under the Marketing Agreement, (iii) undergo certain events resulting in a change of control of the Company, or (iv) impermissibly assign or delegate our rights under the Marketing Agreement, Monsanto may have the right to terminate the Marketing Agreement without paying a termination fee. Monsanto may also be able to terminate the Marketing Agreement in the event of a change of control of Monsanto or a sale of the Roundup® business, but would have to pay a termination fee to the Company. In the event the Marketing Agreement terminates, we would lose all, or a substantial portion, of the significant source of earnings and overhead expense absorption the Marketing Agreement provides.
For additional information regarding the Marketing Agreement, see “NOTE 6. MARKETING AGREEMENT” of the Notes to Consolidated Financial Statements included in this Annual Report on Form 10-K.
Hagedorn Partnership, L.P. beneficially owns approximately 26% of our Common Shares and can significantly influence decisions that require the approval of shareholders.
Hagedorn Partnership, L.P. beneficially owned approximately 26% of our outstanding Common Shares on a fully diluted basis as of November 16, 2015. As a result, it has sufficient voting power to significantly influence the election of directors and the approval of other actions requiring the approval of our shareholders, including the entering into of certain business combination transactions. In addition, because of the percentage of ownership and voting concentration in Hagedorn Partnership, L.P., elections of our board of directors will generally be within the control of Hagedorn Partnership, L.P. While all of our shareholders are entitled to vote on matters submitted to our shareholders for approval, the concentration of our Common Shares and voting control presently lies with Hagedorn Partnership, L.P. As such, it would be difficult for shareholders to propose and have approved proposals not supported by Hagedorn Partnership, L.P. Hagedorn Partnership, L.P.'s interests could differ from, or be in conflict with, the interests of other shareholders.
While we have, over the past few years, increased the rate of cash dividends on, and engaged in repurchases of, our Common Shares, any future decisions to reduce or discontinue paying cash dividends to our shareholders or repurchasing our Common Shares pursuant to our previously announced repurchase program could cause the market price for our Common Shares to decline.
Our payment of quarterly cash dividends on and repurchase of our Common Shares pursuant to our stock purchase program are subject to, among other things, our financial position and results of operations, available cash and cash flow, capital requirements, and other factors. We have, over the past few years, increased the rate of cash dividends on, and repurchased shares of, our Common Shares. For example, in the fiscal year ended September 30, 2011 (“fiscal 2011”), we increased the amount of our quarterly cash dividend by 20% and our Board of Directors increased our then current share repurchase authorization by an additional $200 million through September 30, 2014. We increased the amount of our quarterly cash dividend again in fiscal 2012. In the fourth quarter of the fiscal year ended September 30, 2013 (“fiscal 2013”), we increased the amount of our quarterly cash dividend by an additional 35%. In the fourth quarter of fiscal 2014, we announced a special one-time cash dividend of $2 per share on the Company's Common Shares; a new share repurchase authorization, expiring by the end of fiscal 2019, to repurchase up to $500 million of the Company’s Common Shares, which replaced the then existing authorization, which expired on September 30, 2014; and a 3% increase in the Company’s recurring quarterly cash dividend to $0.45 per share. Most recently, in the fourth quarter of fiscal 2015, we increased the amount of our quarterly cash dividend by an additional 4% to $0.47 per share.
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
Acquisitions, other strategic alliances and investments could result in operating difficulties, dilution, and other harmful consequences that may adversely impact our business and results of operations.
Acquisitions are an important element of our overall corporate strategy and use of capital, and these transactions could be material to our financial condition and results of operations. We expect to continue to evaluate and enter into discussions regarding a wide array of potential strategic transactions. The process of integrating an acquired company, business, or product has created, and will continue to create, unforeseen operating difficulties and expenditures. The areas where we face risks include:

•	Diversion of management time and focus from operating our business to acquisition integration challenges.

•	Failure to successfully further develop the acquired business or product lines.

•	Implementation or remediation of controls, procedures and policies at the acquired company.

•	Integration of the acquired company’s accounting, human resources and other administrative systems, and coordination of product, engineering and sales and marketing functions.

•	Transition of operations, users and customers onto our existing platforms.

•	Reliance on the expertise of our strategic partners with respect to market development, sales, local regulatory compliance and other operational matters.

•
Failure to obtain required approvals on a timely basis, if at all, from governmental authorities, or conditions placed upon approval, under competition and antitrust laws which could, among other things, delay or prevent us from completing a transaction, or otherwise restrict our ability to realize the expected financial or strategic goals of an acquisition.

•
In the case of foreign acquisitions, the need to integrate operations across different cultures and languages and to address the particular economic, currency, political and regulatory risks associated with specific countries.

•	Cultural challenges associated with integrating employees from the acquired company into our organization, and retention of employees from the businesses we acquire.

•
Liability for or reputational harm from activities of the acquired company before the acquisition or from our strategic partners, including patent and trademark infringement claims, violations of laws, commercial disputes, tax liabilities and other known and unknown liabilities.

•	Litigation or other claims in connection with the acquired company, including claims from terminated employees, customers, former shareholders or other third parties.

Our failure to address these risks or other problems encountered in connection with our past or future acquisitions and investments or strategic alliances could cause us to fail to realize the anticipated benefits of such acquisitions, investments or alliances, incur unanticipated liabilities, and harm our business generally.
Our acquisitions could also result in dilutive issuances of our equity securities, the incurrence of debt, contingent liabilities or amortization expenses, or impairment of goodwill and purchased long-lived assets, and restructuring charges, any of which could harm our financial condition or results of operations and cash flows. Also, the anticipated benefits of many of our acquisitions may not materialize.
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
We are involved in a number of legal proceedings and, while we cannot predict the outcomes of such proceedings and other contingencies with certainty, some of these outcomes could adversely affect our business, financial condition, results of operations and cash flows.
We are involved in legal proceedings and are subject to investigations, inspections, audits, inquiries and similar actions by governmental authorities, arising in the course of our business (see the discussion of Legal Proceedings in Part I, Item 3 of this Annual Report on Form 10-K).  Legal proceedings, in general, can be expensive and disruptive.  Some of these suits may purport or may be determined to be class actions and/or involve parties seeking large and/or indeterminate amounts of damages, including punitive or exemplary damages, and may remain unresolved for several years.  For example, product liability claims challenging the safety of our products may also result in a decline in sales for a particular product and could damage the reputation or the value of related brands.
From time to time, the Company is also involved in legal proceedings as a plaintiff involving contract, intellectual property and other matters.  We cannot predict with certainty the outcomes of these legal proceedings and other contingencies, and the costs incurred in litigation can be substantial, regardless of the outcome.  Substantial unanticipated verdicts, fines and rulings do sometimes occur.  As a result, we could from time to time incur judgments, enter into settlements or revise our expectations regarding the outcome of certain matters, and such developments could have a material adverse effect on our results of operations in the period in which the amounts are accrued and/or our cash flows in the period in which the amounts are paid.  The outcome of some of these legal proceedings and other contingencies could require us to take, or refrain from taking, actions which could negatively affect our operations and, depending on the nature of the allegations, could negatively impact our reputation.  Additionally, defending against these legal proceedings may involve significant expense and diversion of management’s attention and resources.

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

Global Consumer. There are 49 Company-owned properties and 84 leased properties in our Global Consumer segment. These properties are located in the following countries:

Location	Owned	Leased
United States	35	55
United Kingdom	7	7
Canada	5	6
France	2	3
Rest of world (1)	—	13
Total	49	84
(1) - Rest of world includes Australia, Austria, Belgium, China, Germany, Mexico, and Poland
We own or lease 68 manufacturing properties, three distribution properties and three research and development properties in the United States. We own or lease nine manufacturing properties in the United Kingdom, nine manufacturing properties in Canada, two manufacturing properties in France, two manufacturing properties in Australia, and one manufacturing property in China. We also lease two distribution properties and own one research and development property in the United Kingdom, lease one distribution property in Mexico, lease one research and development property in Canada, and lease one research and development property in France. Most of the manufacturing properties in our Global Consumer segment, which include growing media properties and peat harvesting properties, have production lines, warehouses, offices and field processing areas.
Scotts LawnService®. The Company-operated Scotts LawnService® locations consist of 97 leased properties located in the United States. Two of these properties are not operational.

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
In connection with the sale of wild bird food products that were the subject of a voluntary recall in 2008, we, along with our Chief Executive Officer, have been named as defendants in four putative class actions filed on and after June 27, 2012, which have now been consolidated in the United States District Court for the Southern District of California as In re Morning Song Bird Food Litigation, Lead Case No. 3:12-cv-01592-JAH-RBB. The plaintiffs allege various statutory and common law claims associated with the Company's sale of wild bird food products and a plea agreement entered into in previously pending government proceedings associated with such sales. The plaintiffs allege, among other things, a purported class action on behalf of all persons and entities in the United States who purchased certain bird food products. The plaintiffs assert hundreds of millions of dollars in monetary damages (actual, compensatory, consequential, and restitution), punitive and treble damages; injunctive and declaratory relief; pre-judgment and post-judgment interest; and costs and attorneys' fees. The Company disputes the plaintiffs' assertions and intends to vigorously defend the consolidated action. At this point in the proceedings, it is not currently possible to reasonably estimate a probable loss, if any, associated with the action and, accordingly, no reserves have been recorded in our consolidated financial statements with respect to the action. There can be no assurance that this action, whether as a result of an adverse outcome or as a result of significant defense costs, will not have a material adverse effect on our financial condition, results of operations or cash flows.

We are involved in other lawsuits and claims which arise in the normal course of our business. In our opinion, these claims individually and in the aggregate are not expected to result in a material effect on our financial condition, results of operations or cash flows.

ITEM 4.  MINE SAFETY DISCLOSURE
Not Applicable.

SUPPLEMENTAL ITEM.  EXECUTIVE OFFICERS OF THE REGISTRANT
The executive officers of Scotts Miracle-Gro, their positions and, as of November 16, 2015, their ages and years with Scotts Miracle-Gro (and its predecessors) are set forth below.

Name	Age	Position(s) Held	Years with Company
James Hagedorn	60	President, Chief Executive Officer and Chairman of the Board	28
Thomas R. Coleman	46	Executive Vice President and Chief Financial Officer	16
Michael C. Lukemire	57	Executive Vice President and Chief Operating Officer	19
Ivan C. Smith	46	Executive Vice President, General Counsel, Corporate Secretary and Chief Compliance Officer	12
Denise S. Stump	61	Executive Vice President, Global Human Resources and Chief Ethics Officer	15
Executive officers serve at the discretion of the Board of Directors of Scotts Miracle-Gro and pursuant to executive severance agreements or other arrangements.
The business experience of each of the individuals listed above during at least the past five years is as follows:
Mr. Hagedorn was named Chairman of the Board of Scotts Miracle-Gro’s predecessor in January 2003; Chief Executive Officer of Scotts Miracle-Gro’s predecessor in May 2001; and President of Scotts Miracle-Gro in October 2015. He also served as President of Scotts Miracle-Gro (or its predecessor) from November 2006 until October 2008 and from April 2000 until December 2005. Mr. Hagedorn serves on Scotts Miracle-Gro’s Board of Directors, a position he has held with Scotts Miracle-Gro (or its predecessor) since 1995. Mr. Hagedorn is the brother of Katherine Hagedorn Littlefield, a director of Scotts Miracle-Gro.
Mr. Coleman was named Executive Vice President and Chief Financial Officer of Scotts Miracle-Gro in April 2014. Prior to this appointment, Mr. Coleman had served as Senior Vice President, Global Finance Operations and Enterprise Performance Management Analytics for The Scotts Company LLC, a wholly-owned subsidiary of Scotts Miracle-Gro, since January 2011. Previously, Mr. Coleman served as Senior Vice President, North America Finance of Scotts LLC from November 2007 until January 2011. Mr. Coleman also previously served as interim principal financial officer of Scotts Miracle-Gro between February 2013 and March 2013.
Mr. Lukemire was named Executive Vice President and Chief Operating Officer of Scotts Miracle-Gro in December 2014. Prior to this appointment, Mr. Lukemire had served as Executive Vice President, North American Operations of Scotts Miracle-Gro since April 2014. Previously, Mr. Lukemire served as Executive Vice President, Business Execution of Scotts Miracle-Gro from May 2013 until April 2014 and as President, U.S. Consumer Regions of Scotts Miracle-Gro from October 2011 until May 2013. Prior to October 2011, he had served as Regional President for the Southeast region since May 2009.
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
The Common Shares trade on the New York Stock Exchange under the symbol “SMG.” The quarterly high and low sale prices for the fiscal years ended September 30, 2015 and September 30, 2014 were as follows:

	Sale Prices
	High	Low
FISCAL 2015
First quarter	$62.88	$54.71
Second quarter	$68.99	$60.18
Third quarter	$67.40	$59.41
Fourth quarter	$66.27	$59.10
FISCAL 2014
First quarter	$58.83	$50.51
Second quarter	$59.85	$53.21
Third quarter	$60.30	$53.97
Fourth quarter	$59.04	$50.97

On August 6, 2013, Scotts Miracle-Gro announced that its Board of Directors had increased the quarterly cash dividend to $0.4375 per Common Share, which was paid in September of fiscal 2013 and December, March and June of fiscal 2014. On August 11, 2014, Scotts Miracle-Gro announced that its Board of Directors had further increased the quarterly cash dividend to $0.45 per Common Share, which was paid in September of fiscal 2014 and December, March and June of fiscal 2015. The Board also authorized a special one-time cash dividend of $2.00 per share on the Common Shares, which was paid on September 17, 2014. On August 3, 2015, Scotts Miracle-Gro announced that its Board of Directors had increased the quarterly cash dividend to $0.47 per Common Share, which was paid in September of fiscal 2015. The payment of future dividends, if any, on the Common Shares will be determined by the Board of Directors in light of conditions then existing, including the Company’s earnings, financial condition and capital requirements, restrictions in financing agreements, business conditions and other factors. The terms of the new credit agreement allow the Company to make unlimited restricted payments (as defined in the new credit agreement), including increased or one-time dividend payments and Common Share repurchases, so long as the leverage ratio resulting from the making of such restricted payments is 4.00 or less. Otherwise the Company may only make restricted payments in an aggregate amount for each fiscal year not to exceed the amount set forth for such fiscal year ($175.0 million for 2016 and 2017 and $200.0 million for 2018 and in each fiscal year thereafter). Our leverage ratio was 2.63 at September 30, 2015. See “NOTE 10. DEBT” of the Notes to Consolidated Financial Statements included in this Annual Report on Form 10-K for further discussion regarding the restrictions on dividend payments.
As of November 16, 2015, there were approximately 33,000 shareholders, including holders of record and our estimate of beneficial holders.

On March 30, 2015, Scotts Miracle-Gro issued 154,737 Common Shares out of its treasury shares for payment of the acquisition of Vermicrop. The Common Shares were issued in reliance on an exemption from the registration requirements of the Securities Act, provided by Section 4(a)(2) of the Securities Act as a private offering. The issuance did not involve a public offering, and was made without general solicitation or advertising.

The following table shows the purchases of Common Shares made by or on behalf of Scotts Miracle-Gro or any “affiliated purchaser” (as defined in Rule 10b-18(a)(3) under the Securities Exchange Act of 1934, as amended) of Scotts Miracle-Gro for each of the three fiscal months in the quarter ended September 30, 2015:

Period	Total Number of Common Shares Purchased(1)	Average Price Paid per Common Share(2)	Total Number of Common Shares Purchased as Part of Publicly Announced Plans or Programs(3)	Approximate Dollar Value of Common Shares That May Yet be Purchased Under the Plans or Programs(3)
June 28 through July 25, 2015	—	$—	—	$485,186,044
July 26 through August 22, 2015	1,702	$59.26	—	$485,186,044
August 23 through September 30, 2015	3,856	$61.21	—	$485,186,044
Total	5,558	$60.61	—

(1)
All of the Common Shares purchased during the quarter were purchased in open market transactions. The total number of Common Shares purchased during the quarter includes 5,558 Common Shares purchased by the trustee of the rabbi trust established by the Company as permitted pursuant to the terms of The Scotts Company LLC Executive Retirement Plan (the “ERP”). The ERP is an unfunded, non-qualified deferred compensation plan which, among other things, provides eligible employees the opportunity to defer compensation above specified statutory limits applicable to The Scotts Company LLC Retirement Savings Plan and with respect to any Executive Management Incentive Pay (as defined in the ERP), Performance Award (as defined in the ERP) or other bonus awarded to such eligible employees. Pursuant to the terms of the ERP, each eligible employee has the right to elect an investment fund, including a fund consisting of Common Shares (the “Scotts Miracle-Gro Common Stock Fund”), against which amounts allocated to such employee’s account under the ERP, including employer contributions, will be benchmarked (all ERP accounts are bookkeeping accounts only and do not represent a claim against specific assets of the Company). Amounts allocated to employee accounts under the ERP represent deferred compensation obligations of the Company. The Company established the rabbi trust in order to assist the Company in discharging such deferred compensation obligations. When an eligible employee elects to benchmark some or all of the amounts allocated to such employee’s account against the Scotts Miracle-Gro Common Stock Fund, the trustee of the rabbi trust purchases the number of Common Shares equivalent to the amount so benchmarked. All Common Shares purchased by the trustee are purchased on the open market and are held in the rabbi trust until such time as they are distributed pursuant to the terms of the ERP. All assets of the rabbi trust, including any Common Shares purchased by the trustee, remain, at all times, assets of the Company, subject to the claims of its creditors. The terms of the ERP do not provide for a specified limit on the number of Common Shares that may be purchased by the trustee of the rabbi trust.

(2)	The average price paid per Common Share is calculated on a settlement basis and includes commissions.

(3)
On August 11, 2014, Scotts Miracle-Gro announced that its Board of Directors authorized the repurchase of up to $500 million of Common Shares over a five-year period (starting November 1, 2014 through September 30, 2019). The dollar amounts in the “Approximate Dollar Value of Common Shares That May Yet be Purchased Under the Plans or Programs” column reflect the remaining amounts that were available for repurchase under the $500 million authorized repurchase program.

ITEM 6.	SELECTED FINANCIAL DATA
Five-Year Summary(1)

	Year Ended September 30,
	2015	2014	2013	2012	2011
	(In millions, except per share amounts)
OPERATING RESULTS:
Net sales	$3,016.5	$2,841.3	$2,773.7	$2,770.5	$2,718.1
Gross profit	1,064.9	1,031.4	978.2	956.6	1,013.8
Income from operations	294.6	314.6	310.5	241.2	301.8
Income from continuing operations	158.7	165.4	159.4	111.6	157.5
Income (loss) from discontinued operations, net of tax	—	0.8	1.7	(5.1)	10.4
Net income	158.7	166.2	161.1	106.5	167.9
Net income attributable to controlling interest	159.8	166.5	161.1	106.5	167.9
ADJUSTED OPERATING RESULTS(2):
Adjusted income from operations	$386.1	$365.6	$330.8	$256.5	$346.2
Adjusted income from continuing operations	218.2	206.0	172.6	123.3	187.4
Adjusted income attributable to controlling interest from continuing operations	219.3	206.3	172.6	123.3	187.4
FINANCIAL POSITION:
Working capital(3)	$335.5	$390.3	$371.2	$566.4	$523.9
Current ratio(3)	1.5	1.7	1.7	2.3	2.1
Property, plant and equipment, net	$453.7	$437.0	$422.3	$427.4	$394.7
Total assets	2,527.2	2,058.3	1,937.2	2,074.4	2,052.2
Total debt to total book capitalization(4)	65.2%	58.6%	44.5%	56.6%	58.7%
Total debt	$1,163.3	$784.3	$570.5	$782.6	$795.0
Total shareholders’ equity - controlling interest	620.7	553.7	710.5	601.9	559.8
CASH FLOWS:
Cash flows from operating activities	$246.9	$240.9	$342.0	$153.4	$122.1
Investments in property, plant and equipment	61.7	87.6	60.1	69.4	72.7
Investment in marketing and license agreement	300.0	—	—	—	—
Investments in acquired businesses, net of cash acquired and payments on sellers notes	181.7	114.8	4.0	7.0	7.9
Total cash dividends paid	111.3	230.8	87.8	75.4	67.9
Total purchases of Common Shares	14.8	120.0	—	17.5	358.7
PER SHARE DATA:
Earnings per common share from continuing operations:
Basic	$2.62	$2.69	$2.58	$1.83	$2.43
Diluted	2.57	2.64	2.55	1.80	2.38
Adjusted diluted(2)	3.53	3.29	2.76	1.99	2.84
Dividends per common share(5)	1.820	3.763	1.413	1.225	1.050
Stock price at year-end	60.82	55.00	55.03	43.47	44.60
Stock price range—High	68.99	60.30	55.99	55.95	60.62
Stock price range—Low	54.71	50.51	39.64	35.49	39.99
OTHER:
Adjusted EBITDA(6)	$471.8	$412.4	$390.5	$302.9	$393.0
Leverage ratio(6)	2.63	2.18	2.05	2.93	1.98
Interest coverage ratio(6)	9.34	9.41	6.59	4.90	7.47
Weighted average Common Shares outstanding	61.1	61.6	61.7	61.0	64.7
Common shares and dilutive potential common shares used in diluted EPS calculation	62.2	62.7	62.6	62.1	66.2

(1)
On July 8, 2009, we announced a plan to close our Smith & Hawken business. During our first quarter of the fiscal year ended September 30, 2010 (“fiscal 2010”), all Smith & Hawken stores were closed and substantially all operational activities of Smith & Hawken were discontinued. As a result, effective in our first quarter of fiscal 2010, we classified Smith & Hawken as discontinued operations in accordance with accounting principles generally accepted in the United States of America (“GAAP”). Smith & Hawken® is a registered trademark of Target Brands, Inc. We sold the Smith & Hawken brand and certain intellectual property rights related thereto to Target Brands, Inc. on December 30, 2009, and subsequently changed the name of the subsidiary entity formerly known as Smith & Hawken, Ltd. to Teak 2, Ltd. References in this Annual Report on Form 10-K to Smith & Hawken refer to the subsidiary entity, not the brand itself.

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

(2)
The Five-Year Summary includes non-GAAP financial measures, as defined in Item 10(e) of SEC Regulation S-K, of adjusted income from operations, adjusted income from continuing operations, adjusted income attributable to controlling interest from continuing operations and adjusted diluted earnings per share from continuing operations, which exclude costs or gains related to discrete projects or transactions. Items excluded during the five-year period ended September 30, 2015 consisted of charges or credits relating to refinancings, impairments, restructurings, product registration and recall matters, discontinued operations, and other unusual items such as costs or gains related to discrete projects or transactions that are apart from and not indicative of the results of the operations of the business. The comparable GAAP measures are reported income from operations, reported income from continuing operations and reported diluted earnings per share from continuing operations. Our management believes that these non-GAAP measures are the most indicative of our earnings capabilities and that disclosure of these non-GAAP financial measures therefore provides useful information to investors or other users of the financial statements, such as lenders. Non-GAAP financial measures should be viewed in addition to, and not as an alternative for, the Company's reported results prepared in accordance with GAAP. A reconciliation of the non-GAAP measures to the most directly comparable GAAP measures is presented in the following tables:

	Year Ended September 30,
	2015	2014	2013	2012	2011
	(In millions, except per share data)
Income from operations	$294.6	$314.6	$310.5	$241.2	$301.8
Impairment, restructuring and other	91.5	51.0	20.3	7.1	29.8
Product registration and recall matters	—	—	—	8.2	14.6
Adjusted income from operations	$386.1	$365.6	$330.8	$256.5	$346.2
Income from continuing operations	$158.7	$165.4	$159.4	$111.6	$157.5
Impairment, restructuring and other, net of tax	59.5	33.6	13.2	4.3	17.9
Costs related to refinancing, net of tax	—	7.0	—	—	—
Product registration and recall matters, net of tax	—	—	—	7.4	12.0
Adjusted income from continuing operations	$218.2	$206.0	$172.6	$123.3	$187.4
Loss attributable to noncontrolling interest(7)	1.1	0.3	—	—	—
Adjusted income attributable to controlling interest from continuing operations	$219.3	$206.3	$172.6	$123.3	$187.4
Diluted earnings per share from continuing operations	$2.57	$2.64	$2.55	$1.80	$2.38
Impairment, restructuring and other, net of tax	0.96	0.54	0.21	0.07	0.27
Costs related to refinancing, net of tax	—	0.11	—	—	—
Product registration and recall matters, net of tax	—	—	—	0.12	0.19
Adjusted diluted earnings per share from continuing operations	$3.53	$3.29	$2.76	$1.99	$2.84

(3)	Working capital is calculated as current assets minus current liabilities. Current ratio is calculated as current assets divided by current liabilities.

(4)	The total debt to total book capitalization percentage is calculated by dividing total debt by total debt plus total shareholders’ equity - controlling interest.

(5)
Scotts Miracle-Gro pays a quarterly dividend to the holders of its Common Shares. On August 8, 2011, Scotts Miracle-Gro announced that its Board of Directors had increased the quarterly cash dividend to $0.30 per Common Share, which was first paid in the fourth quarter of fiscal 2011. On August 9, 2012, Scotts Miracle-Gro announced that its Board of Directors had increased the quarterly cash dividend to $0.325 per Common Share, which was first paid in the fourth quarter of fiscal 2012. On August 6, 2013, Scotts Miracle-Gro announced that its Board of Directors had increased the quarterly cash dividend to $0.4375 per Common Share, which was first paid in the fourth quarter of fiscal 2013. On August 11, 2014, Scotts Miracle-Gro announced that its Board of Directors had (i) further increased the quarterly cash dividend to $0.45 per Common Share, which was paid in the fourth quarter of fiscal 2014 and (ii) a special one-time cash dividend of $2.00 per Common Share, which was paid on September 17, 2014. On August 3, 2015, Scotts Miracle-Gro announced that its Board of Directors had further increased the quarterly cash dividend to $0.47 per Common Share, which was paid in the fourth quarter of fiscal 2015.

(6)
We view our credit facility as material to our ability to fund operations, particularly in light of our seasonality. Please refer to “ITEM 1A. RISK FACTORS — Our indebtedness could limit our flexibility and adversely affect our financial condition” of this Annual Report on Form 10-K for a more complete discussion of the risks associated with our debt and our credit facility and the restrictive covenants therein. Our ability to generate cash flows sufficient to cover our debt service costs is essential to our ability to maintain our borrowing capacity. We believe that Adjusted EBITDA provides additional information for determining our ability to meet debt service requirements. The presentation of Adjusted EBITDA herein is intended to be consistent with the calculation of that measure as required by our borrowing agreements, and used to calculate a leverage ratio (maximum of 4.50 at September 30, 2015) and an interest coverage ratio (minimum of 3.00 for the twelve months ended September 30, 2015). Leverage ratio is calculated as average total indebtedness, as described in our credit facility, divided by Adjusted EBITDA. Interest coverage ratio is calculated as Adjusted EBITDA divided by interest expense, as described in our credit facility, and excludes costs related to refinancings. Our leverage ratio was 2.63 at September 30, 2015 and our interest coverage ratio was 9.34 for the twelve months ended September 30, 2015. Please refer to “ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — Liquidity and Capital Resources — Borrowing Agreements” of this Annual Report on Form 10-K for a discussion of our credit facility.

In accordance with the terms of our credit facility, Adjusted EBITDA is calculated as net income (loss) before interest, taxes, depreciation and amortization as well as certain other items such as the impact of the cumulative effect of changes in accounting, costs associated with debt refinancing and other non-recurring or non-cash items affecting net income. For the fourth quarter of fiscal 2015, the Company changed its calculation of Adjusted EBITDA to reflect the measure as defined in our fourth amended credit agreement. Prior periods have not been adjusted as they reflect the presentation consistent with the calculation as required by our borrowing agreements in place at that time. The revised calculation adds adjustments for share-based compensation expense, expense on certain leases, and impairment, restructuring and other charges (including cash and non-cash charges) and no longer includes an adjustment for mark-to-market adjustments on derivatives. Our calculation of Adjusted EBITDA does not represent and should not be considered as an alternative to net income or cash flows from operating activities as determined by GAAP. We make no representation or assertion that Adjusted EBITDA is indicative of our cash flows from operating activities or results of operations. We have provided a reconciliation of Adjusted EBITDA to income from continuing operations solely for the purpose of complying with SEC regulations and not as an indication that Adjusted EBITDA is a substitute measure for income from continuing operations.
A numeric reconciliation of Adjusted EBITDA to income from continuing operations is as follows:

	Year Ended September 30,
	2015	2014	2013	2012	2011
	(In millions, except per share data)
Income from continuing operations	$158.7	$165.4	$159.4	$111.6	$157.5
Income tax expense from continuing operations	85.4	91.2	91.9	67.8	92.1
Income (loss) from discontinued operations, net of tax (excluding Global Pro sale)	—	0.8	1.7	(3.4)	(29.1)
Income tax expense (benefit) from discontinued operations	—	0.9	0.7	(1.2)	(16.6)
Costs related to refinancings	—	10.7	—	—	1.2
Interest expense	50.5	47.3	59.2	61.8	51.0
Interest expense from discontinued operations	—	—	—	—	1.7
Depreciation	51.4	50.6	54.9	51.5	50.3
Amortization	17.6	13.8	11.2	10.9	11.4
Gain on investment of unconsolidated affiliate(8)	—	(3.3)	—	—	—
Loss on impairment and other charges	91.5	33.7	11.2	4.7	64.3
Product registration and recall matters, non-cash portion	—	—	—	0.2	8.7
Mark-to-market adjustments on derivatives	—	1.3	0.3	(1.0)	0.5
Expense on certain leases	3.5	—	—	—	—
Share-based compensation expense	13.2	—	—	—	—
Adjusted EBITDA	$471.8	$412.4	$390.5	$302.9	$393.0

(7)	Amount represents the earnings attributable to the noncontrolling interest of AeroGrow which was consolidated in the fourth quarter of fiscal 2014.

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
Executive Summary
We are dedicated to delivering strong, long-term financial results and outstanding shareholder returns by providing products of superior quality and value to enhance consumers’ lawn and garden environments. We are a leading manufacturer and marketer of consumer branded products for lawn and garden care in North America and Europe. We are Monsanto’s exclusive agent for the marketing and distribution of consumer Roundup® non-selective herbicide products within the United States and other contractually specified countries. We have a presence in similar consumer branded products in Australia, the Far East and Latin America. In addition, with our recent acquisition of General Hydroponics and Vermicrop, and control of AeroGrow, we are a leading producer of liquid plant food products, growing media, advanced indoor garden systems and accessories for hydroponic gardening. We also operate Scotts LawnService®, the second largest lawn care service business in the United States. Our operations are divided into two reportable segments: Global Consumer and Scotts LawnService®.
In fiscal 2015 we accomplished several key initiatives and activities which included: (1) the expansion of our indoor and urban gardening category through the acquisition of General Hydroponics and Vermicrop, who are leading producers of liquid plant food products, growing media and accessories for hydroponic gardening; (2) introducing several new products including Scotts Outdoor Cleaner plus OxiCleanTM; (3) continued investment in our growing media operations and distribution capabilities through capital investment and recent acquisitions; (4) successfully renegotiating and amending our Marketing Agreement for consumer Roundup® with Monsanto and entering into a new lawn and garden brand extension agreement and commercialization and technology agreement; (5) increasing our quarterly dividend; and (6) continuing to streamline our executive ranks to improve efficiency.
On May 15, 2015, we amended our Marketing Agreement with Monsanto and entered into a lawn and garden brand extension agreement, and a commercialization and technology agreement with Monsanto. These agreements provide us with the following significant rights:

•	The ability to extend the Roundup® brand into other categories of lawn and garden beyond non-selective weed control globally;

•
The opportunity to introduce the consumer Roundup® brand into territories not included in the original Marketing Agreement, including China and Latin America. Only Japan and countries with U.S. trade embargoes are excluded from the Marketing Agreement;

•	The opportunity to propose changes to product formulations if deemed necessary to grow and/or protect the Roundup® brand;

•
A right of first offer and a right of last look in the event Monsanto were to sell the consumer Roundup® business and a credit to the purchase price in an amount equal to the then applicable termination fee in the event we make a bid in connection with such a sale;

•
A “first look” related to Monsanto’s innovation pipeline. Scotts Miracle-Gro would be provided with access to new technology and products that may be commercialized in the residential lawn and garden marketplace;

•
The enhancements of our rights in connection with the termination of the Marketing Agreement, including increasing the termination fee payable thereunder, eliminating certain of Monsanto’s termination rights and delaying the effectiveness of a termination in connection with a change of control of Monsanto or a sale of the consumer Roundup® business for five years after the notice of termination; and

•
The expanded ability for us to transfer, and thereby monetize, our rights as marketing agent to a third party (1) with respect to (a) the North America territories and (b) one or more other included markets for up to three other assignments and (2) in connection with a change of control of Scotts Miracle-Gro.

We paid Monsanto $300 million in consideration for these agreements on August 14, 2015, using existing availability under our credit facility.
As a leading consumer branded lawn and garden company, our product development and marketing efforts are largely focused on providing innovative and differentiated products and on continually increasing brand and product awareness to inspire consumers and to create retail demand. We have successfully applied this model for a number of years by focusing on research and development and investing around 5% of our annual net sales in advertising to support and promote our products and brands. We continually explore new and innovative ways to communicate with consumers. We believe that we receive a significant return on these expenditures and anticipate a similar commitment to research and development, advertising and marketing investments in the future, with the continuing objective of driving category growth and profitably increasing market share.
Our net sales in any one year are susceptible to weather conditions in the markets in which our products are sold and our services are offered. For instance, periods of abnormally wet or dry weather can adversely impact the sale of certain products, while increasing demand for other products, or delay the timing of our provision of certain services. We believe that our diversified product line and our broad geographic diversification reduce this risk, although to a lesser extent in a year in which unfavorable weather is geographically wide-spread and extends across a significant portion of the lawn and garden season. We also believe that weather conditions in any one year, positive or negative, do not materially impact longer-term category growth trends.
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

	Percent of Net Sales from Continuing Operations by Quarter
	2015	2014	2013
First Quarter	7.2%	6.7%	7.0%
Second Quarter	36.5%	38.0%	36.4%
Third Quarter	40.3%	39.3%	41.0%
Fourth Quarter	16.0%	16.0%	15.6%

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

Results of Operations
We classified our wild bird food business as discontinued operations, for all periods presented, beginning in our second quarter of fiscal 2014. As a result, and unless specifically stated otherwise, all discussions regarding results for the fiscal years ended September 30, 2015, 2014 and 2013 reflect results from our continuing operations.
The following table sets forth the components of income and expense as a percentage of net sales:

	Year Ended September 30,
	2015	2014	2013
Net sales	100.0%	100.0%	100.0%
Cost of sales	64.5	63.7	64.6
Cost of sales—impairment, restructuring and other	0.2	—	0.1
Gross profit	35.3	36.3	35.3
Operating expenses:
Selling, general and administrative	23.2	24.0	23.8
Impairment, restructuring and other	2.6	1.8	0.7
Other income, net	(0.2)	(0.5)	(0.4)
Income from operations	9.7	11.0	11.2
Costs related to refinancing	—	0.4	—
Interest expense	1.7	1.7	2.1
Income from continuing operations before income taxes	8.0	8.9	9.1
Income tax expense from continuing operations	2.8	3.2	3.3
Income from continuing operations	5.2	5.7	5.8
Income from discontinued operations, net of tax	—	—	0.1
Net income	5.2%	5.7%	5.9%

Net Sales
Net sales for fiscal 2015 increased 6.2% to $3.02 billion from $2.84 billion in fiscal 2014. Net sales for fiscal 2014 increased 2.4% from $2.77 billion in fiscal 2013. The change in net sales was attributable to the following:

	Year Ended September 30,
	2015	2014
Acquisitions	4.9%	1.4%
Volume	4.4	(0.1)
Foreign exchange rates	(2.7)	0.2
Pricing	(0.4)	0.9
Change in net sales	6.2%	2.4%

The increase in net sales for fiscal 2015 was primarily driven by:

•
the addition of net sales from acquisitions within our Global Consumer segment including General Hydroponics, Vermicrop, AeroGrow, and Fafard and within our Scotts LawnService® segment from Action Pest; and

•
increased sales volume in our Global Consumer segment, driven by increased sales within the United States of controls, including increased sales of Tomcat® products, as well as growing media and cleaners products;

•
which were partially offset by the unfavorable impact of foreign exchange rates as a result of the strengthening of the U.S. dollar relative to other currencies including Canadian dollar, euro, and British pound; and

•	an unfavorable impact of decreased pricing in the Global Consumer segment, primarily in the United States, related to controls products.

The increase in net sales for fiscal 2014 was primarily driven by:

•	the addition of net sales from the Tomcat® acquisition within our Global Consumer segment;

•	the favorable impact of increased pricing in the Global Consumer segment, primarily in the United States; and

•	the favorable impact of foreign exchange rates as a result of the slight weakening of the U.S. dollar relative to other currencies including Canadian dollar, euro, and British pound;

•
which were partially offset by a slight decline in sales volumes within our Global Consumer segment, driven by a decline in sales within the United States of plant fertilizers and controls products, partially offset by increased sales of mulch products in the United States and increased net sales in Europe.

Cost of Sales
The following table shows the major components of cost of sales:

	Year Ended September 30,
	2015	2014	2013
	(In millions)
Materials	$1,155.1	$1,073.5	$1,100.0
Manufacturing labor and overhead	364.8	324.3	310.0
Distribution and warehousing	361.8	349.1	321.3
Roundup® reimbursements	63.3	63.0	62.0
	1,945.0	1,809.9	1,793.3
Impairment, restructuring and other	6.6	—	2.2
	$1,951.6	$1,809.9	$1,795.5

Factors contributing to the change in cost of sales are outlined in the following table:

	Year Ended September 30,
	2015	2014
	(In millions)
Material costs	$3.6	$(23.2)
Volume and product mix	184.3	35.1
Roundup® reimbursements	0.3	1.0
Foreign exchange rates	(53.1)	3.7
	135.1	16.6
Impairment, restructuring and other	6.6	(2.2)
Change in cost of sales	$141.7	$14.4
The increase in cost of sales for fiscal 2015 was primarily driven by:

•	costs related to sales from acquisitions of $108.5 million for fiscal 2015 compared to $4.7 million for fiscal 2014, within our Global Consumer and Scotts LawnService® segments;

•	increased sales volume and unfavorable product mix due to increased sales of growing media products in our Global Consumer segment;

•	increased material costs within our Global Consumer segment for our grass seed and growing media products; and

•
restructuring and liquidation costs of $6.4 million for fiscal 2015 related to the liquidation and exit from the U.K. Solus business and addressing the consumer complaints regarding our newly reformulated Bonus S® product;

•
which were partially offset by the favorable impact of foreign exchange rates as a result of a strengthening of the U.S. dollar relative to other currencies including Canadian dollar, euro, and British pound.

The increase in cost of sales for fiscal 2014 was primarily driven by:

•	unfavorable product mix due to increased sales of our mulch products and higher distribution costs in our Global Consumer segment; and

•	the unfavorable impact of foreign exchange rates as a result of a weakening of the U.S. dollar relative to other currencies including the Canadian dollar, euro, and British pound;

•
which were partially offset by a decline in material costs in our Global Consumer and Scotts LawnService® segments due to product cost-out initiatives including growing media material costs and packaging and decreased prices of fertilizer inputs.

Gross Profit
As a percentage of net sales, our gross profit rate was 35.3%, 36.3% and 35.3% for fiscal 2015, fiscal 2014 and fiscal 2013, respectively. Factors contributing to the change in gross profit rate are outlined in the following table:

	Year Ended September 30,
	2015	2014
Pricing	(0.3)%	0.6%
Material costs	(0.1)	0.8
Product mix and volume:
Roundup® commissions and reimbursements	0.1	0.1
Acquisitions	(0.5)	—
Corporate & Other	—	0.1
Scotts LawnService®	0.3	0.2
Global Consumer mix and volume	(0.2)	(0.8)
	(0.7)	1.0
Impairment, restructuring and other	(0.3)	—
Change in gross profit rate	(1.0)%	1.0%
The decrease in the gross profit rate for fiscal 2015 was primarily driven by:

•	unfavorable product mix within our Global Consumer segment due to increased sales of growing media and the net impact of acquisitions;

•	the unfavorable impact of decreased pricing in the Global Consumer segment, primarily in the United States related to controls products; and

•	increased material costs within our Global Consumer segment for our grass seed and growing media products;

•	partially offset by increased commission income under our Marketing Agreement for consumer Roundup®; and

•	an increase in sales within our Scotts LawnService® segment.
The increase in the gross profit rate for fiscal 2014 was primarily driven by:

•
decreased material costs within our Global Consumer segment due to product cost-out initiatives including growing media material costs and packaging costs and decreased prices of fertilizer inputs; and

•	the favorable impact of increased pricing for the Global Consumer segment, primarily in the United States;

•	which were partially offset by unfavorable product mix within our Global Consumer segment due to increased sales of our mulch products and higher distribution costs.

Selling, General and Administrative Expenses
The following table sets forth the components of selling, general and administrative expenses (“SG&A”):

	Year Ended September 30,
	2015	2014	2013
	(In millions, except percentage figures)
Advertising	$146.1	$143.6	$142.2
Advertising as a percentage of net sales	4.8%	5.1%	5.1%
Share-based compensation	13.2	11.1	10.3
Research and development	46.8	48.4	46.4
Amortization of intangibles	14.6	10.2	8.2
Other selling, general and administrative	477.7	467.2	452.5
	$698.4	$680.5	$659.6

SG&A increased $17.9 million, or 2.6%, to $698.4 million for fiscal 2015 compared to $680.5 million for fiscal 2014. Advertising expense increased $2.5 million or 1.7% to $146.1 million in fiscal 2015 compared to $143.6 million in fiscal 2014. Excluding the impact of changes in foreign exchange rates, advertising expense increased by $5.3 million, or 3.7%, during fiscal 2015 primarily due to acquisitions. Advertising expense in fiscal 2014 increased $1.4 million, or 1.0%, compared to fiscal 2013, due to increased spending on Tomcat® branded products.
Share-based compensation expense increased $2.1 million, or 18.9%, to $13.2 million in fiscal 2015 compared to $11.1 million in fiscal 2014 as a result of additional expense associated with fiscal 2015 awards as well as lower prior year expense due to the impact of forfeitures of previously recognized share-based compensation for executive departures during fiscal 2014. Share-based compensation expense in fiscal 2014 increased $0.8 million, or 7.8%, compared to fiscal 2013, primarily due to forfeitures of previously recognized share-based compensation for executive departures.
Amortization expense increased $4.4 million, or 43.1%, to $14.6 million in fiscal 2015 compared to $10.2 million in fiscal 2014. Amortization expense in fiscal 2014 increased $2.0 million, or 24.4%, compared to fiscal 2013. These increases are due to the impact of recent acquisitions.
Other SG&A increased $10.5 million, or 2.2%, in fiscal 2015 compared to fiscal 2014 due to the impact of recent acquisitions of $30.6 million, partially offset by foreign exchange rate impact of $12.0 million as the U.S. dollar has strengthened relative to other currencies including Canadian dollar, euro, and British pound. In fiscal 2014, Other SG&A increased $14.7 million compared to fiscal 2013. The primary drivers of the increase were increased marketing spending including package design costs, the startup of The Hawthorne Gardening Company, which is focused on urban and indoor gardening, and diligence and integration costs of our acquisitions of Solus and Fafard.
Impairment, Restructuring and Other (included in Operating Expenses)
The following table sets forth the components of impairment, restructuring and other charges (included in Operating Expenses):

	Year Ended September 30,
	2015	2014	2013
	(In millions)
Restructuring and other	$78.0	$17.3	$2.2
Goodwill and intangible asset impairments	—	33.7	15.9
	$78.0	$51.0	$18.1
During the third quarter of fiscal 2015, we began experiencing an increase in certain consumer complaints related to our newly reformulated Bonus S® fertilizer product sold in the southeastern United States indicating customers were experiencing damage to their lawns after application. We continue to work with impacted consumers and our insurance carriers to resolve the matter over the coming months. During fiscal 2015, we recognized $59.3 million in costs within the “Impairment, restructuring and other” line within “Operating expenses” on the Consolidated Statement of Operations related to resolving these consumer complaints and the recognition of costs to be incurred for current and expected consumer claims. We are working through the claims process with our insurers and received reimbursement payments of $4.9 million during fiscal 2015, which was recorded as an offsetting insurance reimbursement recovery. Upon the receipt of additional reimbursement by our insurance carriers, we will record an offsetting insurance reimbursement recovery.

In addition, in fiscal 2015 we recognized $18.7 million in restructuring costs related to termination benefits provided to U.S. and international personnel as part of the continuation of the fiscal 2014 restructuring initiative to eliminate management layers and streamline decision making, and the liquidation and exit from the U.K. Solus business.
During the third quarter of fiscal 2014, as a result of an impairment review, we recognized an impairment charge for a non-recurring fair value adjustment of $33.7 million within the Global Consumer segment related to the Ortho® brand. The fair value was calculated based upon the evaluation of the historical performance and future growth expectations of the Ortho® business. During fiscal 2014, we recognized $12.5 million in restructuring costs related to termination benefits provided to U.S. personnel as part of our restructuring of the U.S. administrative and overhead functions. In addition, we recognized $2.0 million in additional ongoing monitoring and remediation expense for our turfgrass biotechnology program. We also recognized $2.8 million of international restructuring and other adjustments during fiscal 2014 for the continuation of our 2013 restructuring plan.
During fiscal 2013, we recognized income of $4.7 million related to the reimbursement by a vendor for a portion of the costs incurred for the development and commercialization of products including the active ingredient MAT 28 for the Global Consumer segment. We also recognized a $4.3 million asset impairment charge as a result of issues with the commercialization of an insect repellent technology for the Global Consumer segment. As a result of a 2013 impairment review, we recognized an impairment charge for a non-recurring fair value adjustment of $11.6 million within the Global Consumer segment related to the Ortho® brand and certain sub-brands of Ortho®. The fair value was calculated based upon the evaluation of the historical performance and future growth expectations of the Ortho® business. During fiscal 2013, we recognized $6.9 million in restructuring costs related to termination benefits provided to international employees in relation to the profitability improvement initiative announced in December 2012, associated with the international restructuring plan to reduce headcount and streamline management decision making within the Global Consumer segment.
Other Income, net
Other income is comprised of activities outside our normal business operations, such as royalty income from the licensing of certain of our brand names, franchise fee income from our Scotts LawnService® business, foreign exchange gains/losses, equity income/loss on unconsolidated affiliates and gains/losses from the sale of non-inventory assets. Other income, net, was $6.1 million, $14.7 million and $10.0 million in fiscal 2015, fiscal 2014 and fiscal 2013, respectively. The decrease in other income, for fiscal 2015 was primarily due to recognition of investment gains in fiscal 2014 related to our investment in AeroGrow.
Income from Operations
Income from operations in fiscal 2015 was $294.6 million compared to $314.6 million in fiscal 2014, a decrease of $20.0 million, or 6.4%. Excluding impairment, restructuring and other charges, income from operations increased by $20.5 million, or 5.6%, in fiscal 2015, primarily driven by growth in net sales and gross profit, partially offset by an increase in SG&A and a decrease in other income, net.
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
Interest Expense
Interest expense in fiscal 2015 was $50.5 million compared to $47.3 million in fiscal 2014 and $59.2 million in fiscal 2013. The increase in fiscal 2015 was driven by an increase in average borrowings of $260.2 million, excluding the impact of foreign exchange rates; partially offset by a decrease in our weighted average interest rate of 78 basis points primarily due to reduced rates under our credit facility and the redemption of the 7.25% Senior Notes. The decrease in fiscal 2014 was primarily due to a decrease in our weighted average interest rate of 124 basis points compared to fiscal 2013.

Income Tax Expense
A reconciliation of the federal corporate income tax rate and the effective tax rate on income from continuing operations before income taxes is summarized below:

	Year Ended September 30,
	2015	2014	2013
Statutory income tax rate	35.0%	35.0%	35.0%
Effect of foreign operations	(0.5)	1.5	0.8
State taxes, net of federal benefit	3.1	2.7	2.9
Domestic production activities deduction permanent difference	(3.1)	(2.7)	(2.1)
Effect of other permanent differences	0.1	0.2	0.8
Research and experimentation and other federal tax credits	(0.2)	(0.8)	(0.3)
Resolution of prior tax contingencies	0.4	0.2	0.2
Other	0.2	(0.5)	(0.7)
Effective income tax rate	35.0%	35.6%	36.6%

The effective tax rate for continuing operations was 35.0% for fiscal 2015, compared to 35.6% for fiscal 2014 and 36.6% for fiscal 2013.
Income and Earnings per Share from Continuing Operations
We reported income attributable to controlling interest from continuing operations of $159.8 million, or $2.57 per diluted share, in fiscal 2015 compared to $165.7 million, or $2.64 per diluted share, in fiscal 2014. In fiscal 2015 and fiscal 2014, the pre-tax impact of impairment, restructuring and other charges was $91.5 million and $51.0 million, respectively. Additionally, we incurred $10.7 million of pre-tax costs during the third quarter of 2014 related to refinancing. Excluding these items, adjusted income attributable to controlling interest from continuing operations was $219.3 million in fiscal 2015 compared to $206.3 million in fiscal 2014, an increase of $13.0 million, primarily driven by growth in net sales and gross profit, partially offset by an increase in SG&A and a decrease in other income, net. Diluted weighted-average Common Shares outstanding decreased from 62.7 million in fiscal 2014 to 62.2 million in fiscal 2015. The decrease was primarily driven by share repurchases, partially offset by the exercise of stock options and the issuance of Common Shares upon the vesting of restricted share-based awards. Dilutive equivalent shares for fiscal 2015 and fiscal 2014 were 1.1 million and 1.1 million, respectively.
We reported income attributable to controlling interest from continuing operations of $165.7 million, or $2.64 per diluted share, in fiscal 2014 compared to $159.4 million, or $2.55 per diluted share, in fiscal 2013. In fiscal 2014, we incurred pre-tax costs of $51.0 million, relating to impairment, restructuring and other charges, and we incurred $10.7 million of pre-tax costs during the third quarter of 2014 related to refinancing. In fiscal 2013, we incurred $20.3 million of pre-tax impairment, restructuring and other charges. Excluding these items, adjusted income attributable to controlling interest from continuing operations was $206.3 million in fiscal 2014 compared to $172.6 million in fiscal 2013, an increase of $33.7 million, primarily driven by higher gross profit, increased other income, net, and lower interest expense; partially offset by higher SG&A spending. Diluted weighted-average Common Shares outstanding increased from 62.6 million in fiscal 2013 to 62.7 million in fiscal 2014. The increase was primarily driven by the exercise of stock options and the issuance of Common Shares upon the vesting of restricted share-based awards, and an increase in the number of dilutive potential Common Shares; partially offset by share repurchases. Dilutive equivalent shares for fiscal 2014 and fiscal 2013 were 1.1 million and 0.9 million, respectively. The increase in dilutive equivalent shares was primarily driven by an increase in our average share price, partially offset by the exercise of stock options.
Income from Discontinued Operations
In our second quarter of fiscal 2014, we completed the sale of our wild bird food business at which time we began presenting this business within discontinued operations. Income from discontinued operations, net of tax, was zero, $0.8 million and $1.7 million in fiscal 2015, fiscal 2014 and fiscal 2013, respectively, and is primarily associated with the 2014 sale of our wild bird food business.
Segment Results
Our continuing operations are divided into two reportable segments: Global Consumer and Scotts LawnService®. This division of reportable segments is consistent with how the segments report to and are managed by the chief operating decision maker of the Company. Corporate & Other consists of revenues and expenses associated with our supply agreements with ICL, as well as corporate, general and administrative expenses and certain other income/expense items not allocated to the business segments.

Segment performance is evaluated based on several factors, including income from continuing operations before amortization, impairment, restructuring and other charges, which is not a measure recognized under GAAP. Senior management uses this measure of operating profit to evaluate segment performance because we believe this measure is most indicative of performance trends and the overall earnings potential of each segment.
The following table sets forth net sales by segment:

	Year Ended September 30,
	2015	2014	2013
	(In millions)
Global Consumer	$2,701.0	$2,552.0	$2,484.7
Scotts LawnService®	288.5	263.0	257.8
Segment total	2,989.5	2,815.0	2,742.5
Corporate & Other	27.0	26.3	31.2
Consolidated	$3,016.5	$2,841.3	$2,773.7
The following table sets forth segment income from continuing operations before income taxes:

	Year Ended September 30,
	2015	2014	2013
	(In millions)
Global Consumer	$466.2	$438.8	$403.7
Scotts LawnService®	33.3	30.2	28.7
Segment total	499.5	469.0	432.4
Corporate & Other	(96.6)	(90.4)	(91.2)
Intangible asset amortization	(16.8)	(13.0)	(10.4)
Impairment, restructuring and other	(91.5)	(51.0)	(20.3)
Costs related to refinancing	—	(10.7)	—
Interest expense	(50.5)	(47.3)	(59.2)
Consolidated	$244.1	$256.6	$251.3

Global Consumer
Global Consumer segment net sales increased 5.8% from $2.6 billion in fiscal 2014 to $2.7 billion in fiscal 2015. For fiscal 2015, favorable impacts of volume and acquisitions of 4.3% and 4.8%, respectively, were partially offset by unfavorable changes in pricing and foreign exchange rates of 0.3% and 2.9%, respectively.
Net sales in the United States increased $154.1 million, or 7.6%, during fiscal 2015 driven by increased volume of controls, growing media, and cleaners products, as well as the impact of recent acquisitions. Excluding the impact of changes in foreign exchange rates, net sales internationally increased by $69.7 million, or 13.6%, during fiscal 2015 driven by the acquisitions of Fafard and Solus, and higher sales volume within Canada.
Global Consumer segment income from continuing operations before income taxes increased 6.2% from $438.8 million in fiscal 2014 to $466.2 million in fiscal 2015. Excluding the impact of changes in foreign exchange rates, the increase was 7.2% for fiscal 2015, primarily driven by higher sales volume of controls, including increased sales of Tomcat® products, as well as growing media and cleaners products in the United States, and higher sales volume within Canada, partially offset by decreased pricing, increased material costs for our grass seed and growing media products, and higher SG&A as a result of recent acquisitions.
Global Consumer segment net sales increased 2.7% from $2.5 billion in fiscal 2013 compared to $2.6 billion in fiscal 2014. The change in fiscal 2014 net sales was favorably impacted by the Tomcat® acquisition, favorable pricing and foreign exchange rates, which were responsible for net sales increases of 1.6%, 1.1%, and 0.2%, respectively. These increases were partially offset by a slight decrease in sales volume driven by a decline in sales within the U.S. of plant fertilizers and control products, partially offset by increased sales of mulch products in the United States and increased net sales in Europe. Net sales in the United States increased by 1.5%, primarily driven by the acquisition of Tomcat®, and an increase in pricing, partially offset by a slight overall decrease in sales volume driven by a decline in sales within the United States of plant fertilizers and control products, partially offset by increased sales of mulch products. Net sales outside of the United States increased 7.3% in fiscal 2014, primarily attributable to sales volume improvements in Europe and favorable effects of foreign currency changes as a result of the weakening of the U.S. dollar relative to other currencies, particularly the euro. Excluding the impact of foreign currency rates, net sales outside of the United States increased 6.2% compared to fiscal 2013.
Global Consumer segment income from continuing operations before income taxes for fiscal 2014 was $438.8 million, an increase of $35.1 million, or 8.7%, compared to fiscal 2013. Excluding the impact of foreign exchange movements, the increase was $33.5 million, or 8.3%, for fiscal 2014. The increase for fiscal 2014 was primarily driven by the sales from businesses acquired in fiscal 2014, the favorable impact of pricing, and decreased material costs, partially offset by an increase in SG&A expenses primarily related to increased marketing expense in the U.S. Consumer business and transaction costs related to the acquisitions of Solus and Fafard.
Scotts LawnService®
Scotts LawnService® net sales increased by $25.5 million, or 9.7%, in fiscal 2015 compared to fiscal 2014. The increase in net sales was driven by the $12.0 million in net sales for Action Pest included in the Scotts LawnService® segment for fiscal 2015, as well as increased customer count. The segment operating income for Scotts LawnService® increased by $3.1 million, or 10.3%, in fiscal 2015 compared to fiscal 2014. The increased income was primarily driven by the acquisition of Action Pest and higher customer count, partially offset by higher SG&A expenses for planned increases in selling costs.
Scotts LawnService® net sales increased by $5.2 million, or 2.0%, in fiscal 2014 as compared to fiscal 2013, primarily due to higher customer counts and increased volume. Scotts LawnService® segment income increased $1.5 million to $30.2 million in fiscal 2014. The improved operating results were driven by higher net sales, lower product costs and lower incentive compensation, partially offset by higher selling expenses.
Corporate & Other
Net sales for Corporate & Other increased $0.7 million to $27.0 million in fiscal 2015, due to an increase in sales for our ICL supply agreements, which commenced shortly after the sale of Global Pro in our second quarter of fiscal 2011. The net operating loss for Corporate & Other was $96.6 million in fiscal 2015 as compared to $90.4 million in fiscal 2014. The increase for fiscal 2015 was primarily related to higher share-based compensation expense and litigation settlement activity.
Net sales for Corporate & Other decreased $4.9 million to $26.3 million in fiscal 2014, primarily due to a decline in sales for our ICL supply agreements. The net operating loss for Corporate & Other was flat for fiscal 2014 compared to fiscal 2013.

Liquidity and Capital Resources
Operating Activities
Cash provided by operating activities totaled $246.9 million and $240.9 million for fiscal 2015 and fiscal 2014, respectively. Cash provided by operating activities increased by $6.0 million, driven by a decrease in cash used for working capital, partially offset by a decrease in net income. The decrease in cash used for working capital was primarily due to less growth in accounts receivable and inventory, partially offset by less growth in accounts payable.
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
The seasonal nature of our operations generally requires cash to fund significant increases in inventories during the first half of the fiscal year. Receivables and payables also build substantially in our second quarter of the fiscal year in line with the timing of sales to support our retailers’ spring selling season. These balances liquidate during the June through September period as the lawn and garden season unwinds. Unlike our core Global Consumer segment, Scotts LawnService® typically has its highest receivables balance in the fourth quarter because of the seasonal timing of customer applications and service revenues.
Investing Activities
Cash used in investing activities totaled $536.4 million and $155.6 million in fiscal 2015 and fiscal 2014, respectively. The change in cash used in our investing activities was primarily driven by the payment of $300 million to Monsanto in consideration for Monsanto's entry into the amendments to our Marketing Agreement for consumer Roundup®, the lawn and garden brand extension agreement and the commercialization and technology agreement, and increased acquisitions of $66.2 million. During fiscal 2015, our Global Consumer segment completed the acquisitions of General Hydroponics and Vermicrop for $120.0 million and $15.0 million, respectively, in addition to four acquisitions of growing media operations with an aggregate estimated purchase price of $40.2 million. Additionally, our Scotts LawnService® segment completed the acquisition of Action Pest for $21.7 million. These acquisitions included cash payments of $180.2 million during fiscal 2015. Significant capital projects during fiscal 2015 included investments in our growing media production and packaging facilities, additional capital for supply chain optimization projects, investments in information technology, facility improvement and maintenance, and investments in fleet vehicles for Scotts LawnService®.
Cash used in investing activities totaled $155.6 million and $64.2 million in fiscal 2014 and fiscal 2013, respectively. The change in cash used in our investing activities was primarily driven by increased capital investments in property, plant and equipment and acquisitions of $27.5 million and $110.8 million, respectively, partially offset by $35.1 million in cash proceeds received from the sale and leaseback of an airplane as well as proceeds received from the sale of our U.S. and Canadian wild bird food business of $7.2 million, and the sale of long-lived assets of $3.7 million. Significant capital projects during fiscal 2014 included investments in our growing media production and packaging facilities, additional capital for supply chain optimization projects, investments in information technology, facility improvement and maintenance, and investments in fleet vehicles for Scotts LawnService®. Further, during fiscal 2014 we completed acquisitions within our Global Consumer segment of Tomcat®, a consumer rodent control business, from Bell Laboratories, Inc. for $60.0 million and Fafard, a consumer growing media business based in Quebec, Canada for $52.7 million in cash and contingent consideration of $7.1 million based on future performance of the business.
For the three fiscal years ended September 30, 2015, our capital spending was allocated as follows: 65% for expansion and maintenance of existing Global Consumer productive assets; 14% for new productive assets supporting our Global Consumer segment; 13% to expand our information technology and transformation and integration capabilities; 3% for expansion and upgrades of Scotts LawnService® infrastructure; and 5% for Corporate & Other assets. We expect fiscal 2016 capital expenditures to be consistent with our recent capital spending amounts and allocations.
Financing Activities
Financing activities provided cash of $278.9 million in fiscal 2015, and used cash of $124.3 million in fiscal 2014. The change related to financing activities was the result of the redemption of $200.0 million of our 7.25% Senior Notes during fiscal 2014, a decrease in dividends paid in fiscal 2015 as a result of the prior year special one-time cash dividend of $2.00 per share, or $122.1 million, and a decrease in repurchases of Common Shares of $105.2 million, partially offset by a decrease in net borrowings under our credit facility of $29.5 million. Net borrowings under our credit facilities in fiscal 2015 were $378.0 million compared to $407.5 million in fiscal 2014. Financing activities also included an increase in cash received from the exercise of stock options of $4.3 million in fiscal 2015 compared to fiscal 2014.
Financing activities used cash of $124.3 million and $280.6 million in fiscal 2014 and fiscal 2013, respectively. The change in cash used in financing activities was the result of higher net borrowings of $614.8 million under our credit facility, partially offset by an increase in cash returned to shareholders through dividends of $143.0 million (which included $20.9 million in recurring quarterly cash payments and $122.1 million for the special one-time cash dividend of $2.00 per share), the repayment of our 7.25% Senior Notes of $200.0 million, and $120.0 million for repurchases of Common Shares in fiscal 2014. Net borrowings under our credit facilities in fiscal 2014 were $407.5 million compared to net payments of $207.3 million in fiscal 2013. Financing activities also included an increase in cash received from the exercise of stock options of $6.7 million in fiscal 2014 compared to fiscal 2013.

Cash and Cash Equivalents
Our cash and cash equivalents were held in cash depository accounts with major financial institutions around the world or invested in high quality, short-term liquid investments having original maturities of three months or less. The cash and cash equivalents balances of $71.4 million and $89.3 million at September 30, 2015 and 2014, respectively, included $55.1 million and $59.9 million, respectively, held by controlled foreign corporations. Our current plans do not demonstrate a need to, nor do we have plans to, repatriate the retained earnings from these foreign corporations as the earnings are indefinitely reinvested. However, in the future, if we determine it is necessary to repatriate these funds, or we sell or liquidate any of these foreign corporations, we may be required to pay associated taxes on the repatriation, sale or liquidation.
Borrowing Agreements
Our primary sources of liquidity are cash generated by operations and borrowings under our credit facilities, which are guaranteed by substantially all of Scotts Miracle-Gro's domestic subsidiaries. On December 20, 2013, we entered into the third amended and restated credit agreement, providing us with a five-year senior secured revolving loan facility in the aggregate principal amount of up to $1.7 billion (the “former credit facility”). The former credit facility, which was in effect throughout fiscal 2015 and as of September 30, 2015, also provided us with the right to seek to increase the committed credit by an aggregate amount of up to $450 million, subject to certain specified conditions. Under the former credit facility we had the ability to obtain letters of credit up to $75 million. At September 30, 2015, we had letters of credit outstanding in the aggregate face amount of $22.7 million, and $861.0 million of availability under our former credit facility, subject to our continued compliance with the covenants discussed below. The weighted average interest rates on average borrowings under our former credit facility were 4.0% and 4.8% for fiscal 2015 and fiscal 2014, respectively. In August 2015, we paid Monsanto $300 million using borrowings under our former credit facility.
On October 29, 2015, we entered into a fourth amended and restated credit agreement (the “new credit agreement”), providing us with five-year senior secured loan facilities in the aggregate principal amount of $1.9 billion, comprised of a revolving credit facility of $1.6 billion and a term loan in the amount of $300 million (the “new credit facilities”). The new credit agreement also provides us with the right to seek additional committed credit under the agreement in an aggregate amount of up to $500 million plus an unlimited additional amount, subject to certain specified financial and other conditions. The new credit agreement replaces the former credit facility, and will terminate on October 29, 2020. Borrowings on the revolving credit facility may be made in various currencies, including U.S. dollars, euro, British pounds, Australian dollars, and Canadian dollars.
We maintain a Master Accounts Receivable Purchase Agreement (“MARP Agreement”), which provides for the discretionary sale by us, and the discretionary (outside of the contractual commitment period) purchase by the participating banks, on a revolving basis, of accounts receivable generated by sales to three specified account debtors in an aggregate amount not to exceed $400.0 million.
On September 25, 2015, we entered into an amended and restated MARP Agreement that provides for the discretionary sale and purchase, on a revolving basis, of certain accounts receivable in an aggregate amount not to exceed $400.0 million as described above, but adds a commitment period during which the banks will be required to purchase such accounts receivable in an aggregate committed amount not to exceed $160.0 million. The commitment period will begin no earlier than February 20, 2016 and end no later than June 17, 2016, and the commencement and continuation of the commitment period will be subject to, among other things, the absence of any termination event under the MARP Agreement or any default or event of default under our current credit agreement. Under the amended and restated terms of the MARP Agreement, the banks continue to have the opportunity to purchase those accounts receivable offered by us at a discount (from the agreed base value thereof) effectively equal to the one-week LIBOR plus 0.75%. The MARP Agreement has a termination date of August 26, 2016. There were $122.3 million and $84.0 million in short-term borrowings under the MARP Agreement as of September 30, 2015 and September 30, 2014, respectively. As of September 30, 2015, there was $2.8 million of availability under the MARP Agreement. The carrying value of the receivables pledged as collateral was $152.9 million and $113.7 million as of September 30, 2015 and September 30, 2014, respectively.
On January 15, 2014, we used a portion of our available former credit facility borrowings to redeem all of our outstanding $200.0 million aggregate principal amount of 7.25% Senior Notes, paying a redemption price of $214.5 million, which included $7.25 million of accrued and unpaid interest, $7.25 million of call premium, and $200.0 million for outstanding principal amount. The $7.25 million call premium charge was recognized within the “Costs related to refinancing” line on the Condensed Consolidated Statement of Operations in our second quarter of fiscal 2014. Additionally, we had $3.5 million in unamortized bond discount and issuance costs associated with the 7.25% Senior Notes that were written-off and recognized in the “Costs related to refinancing” line on the Condensed Consolidated Statement of Operations in our second quarter of fiscal 2014. These amounts are reported in the aggregate in the “Costs related to refinancing” line of the Consolidated Statement of Operations for fiscal 2014 in this Annual Report on Form 10-K.

On December 16, 2010, we issued $200.0 million aggregate principal amount of 6.625% Senior Notes due 2020. The net proceeds of the offering were used to repay outstanding borrowings under our then existing credit facilities and for general corporate purposes. The 6.625% Senior Notes represent general unsecured senior obligations and rank equal in right of payment with our existing and future unsecured senior debt. The 6.625% Senior Notes have interest payment dates of June 15 and December 15 of each year, which began on June 15, 2011, and may be redeemed prior to maturity starting December 2015 at applicable redemption premiums. The 6.625% Senior Notes contain usual and customary covenants and mature on December 15, 2020. Substantially all of our domestic subsidiaries serve as guarantors of the 6.625% Senior Notes.
On November 13, 2015, Scotts Miracle-Gro provided an irrevocable notice to the trustee of its election to redeem all of its outstanding 6.625% Senior Notes for a redemption price of $213.2 million, comprised of $6.6 million of accrued and unpaid interest, $6.6 million of call premium, and $200 million for outstanding principal amount. The redemption is expected to be completed in the first quarter of the fiscal year ended September 30, 2016 (“fiscal 2016”).
On October 13, 2015, we issued $400 million aggregate principal amount of 6.000% Senior Notes due 2023. The net proceeds of the offering were used to repay outstanding borrowings under our former credit facility. The 6.000% Senior Notes represent general unsecured senior obligations and rank equal in right of payment with our existing and future unsecured senior debt. The 6.000% Senior Notes have interest payment dates of April 15 and October 15 of each year, commencing April 15, 2016, and may be redeemed prior to maturity starting October 2018 at applicable redemption premiums. The 6.000% Senior Notes contain usual and customary covenants and mature on October 15, 2023. Substantially all of our domestic subsidiaries serve as guarantors of the 6.000% Senior Notes.
We believe we were in compliance with all debt covenants as of September 30, 2015. Our new credit agreement contains, among other obligations, an affirmative covenant regarding our leverage ratio on the last day of each quarter on and after September 30, 2015, calculated as our net indebtedness divided by adjusted earnings before interest, taxes, depreciation and amortization. The maximum leverage ratio was 4.50 as of September 30, 2015. Our leverage ratio was 2.63 at September 30, 2015. Our new credit agreement also includes an affirmative covenant regarding our interest coverage. The minimum interest coverage ratio was 3.00 for the twelve months ended September 30, 2015. Our interest coverage ratio was 9.34 for the twelve months ended September 30, 2015. The terms of the new credit agreement allow us to make unlimited restricted payments (as defined), including increased or one-time dividend payments and Common Share repurchases, so long as the leverage ratio resulting from the making of such restricted payments is 4.00 or less. The weighted average interest rates on average debt were 4.2% and 5.0% for fiscal 2015 and fiscal 2014, respectively. Please see “ITEM 6. SELECTED FINANCIAL DATA” of this Annual Report on Form 10-K for further details pertaining to the calculations of the foregoing ratios.
We continue to monitor our compliance with the leverage ratio, interest coverage ratio and other covenants contained in the new credit agreement and, based upon our current operating assumptions, we expect to remain in compliance with the permissible leverage ratio and interest coverage ratio throughout fiscal 2016. However, an unanticipated shortfall in earnings, an increase in net indebtedness or other factors could materially affect our ability to remain in compliance with the financial or other covenants of our new credit agreement, potentially causing us to have to seek an amendment or waiver from our lending group which could result in repricing of our credit facilities. While we believe we have good relationships with our lending group, we can provide no assurance that such a request would result in a modified or replacement credit agreement on reasonable terms, if at all.

At September 30, 2015, we had outstanding interest rate swap agreements with major financial institutions that effectively converted the LIBOR index portion of variable-rate debt denominated in U.S. dollars to a fixed rate. The swap agreements had a total U.S. dollar notional amount of $1,300.0 million at September 30, 2015. Interest payments made between the effective date and expiration date are hedged by the swap agreements, except as noted below. The notional amount, effective date, expiration date and rate of each of these swap agreements are shown in the table below.

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
We believe that our cash flows from operations and borrowings under our agreements described herein will be sufficient to meet debt service, capital expenditures and working capital needs for the foreseeable future. However, we cannot ensure that our business will generate sufficient cash flow from operations or that future borrowings will be available under our borrowing agreements in amounts sufficient to pay indebtedness or fund other liquidity needs. Actual results of operations will depend on numerous factors, many of which are beyond our control as further discussed in “Item 1A. RISK FACTORS — Our indebtedness could limit our flexibility and adversely affect our financial condition” of this Annual Report on Form 10-K.
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

Contractual Obligations
The following table summarizes our future cash outflows for contractual obligations as of September 30, 2015:

		Payments Due by Period
Contractual Cash Obligations	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
	(In millions)
Debt obligations	$1,163.3	$134.8	$11.2	$817.3	$200.0
Interest expense on debt obligations	182.8	61.7	92.8	28.3	—
Operating lease obligations	228.5	50.4	79.7	55.2	43.2
Purchase obligations	213.4	134.2	69.7	9.5	—
Other, primarily retirement plan obligations	92.5	3.7	18.9	19.1	50.8
Total contractual cash obligations	$1,880.5	$384.8	$272.3	$929.4	$294.0

We have long-term debt obligations and interest payments due primarily under the 6.625% Senior Notes and our current credit facility. Amounts in the table represent scheduled future maturities of long-term debt principal for the periods indicated.
On November 13, 2015, Scotts Miracle-Gro provided an irrevocable notice to the trustee of its election to redeem all of its outstanding 6.625% Senior Notes for a redemption price of $213.2 million, comprised of $6.6 million of accrued and unpaid interest, $6.6 million of call premium, and $200 million for outstanding principal amount. The redemption is expected to be completed in the first quarter of fiscal 2016.

The interest payments for our current credit facility are based on outstanding borrowings as of September 30, 2015. Actual interest expense will likely be higher due to the seasonality of our business and associated higher average borrowings.
Purchase obligations primarily represent commitments for materials used in our manufacturing processes, as well as commitments for warehouse services, grass seed and out-sourced information services which comprise the unconditional purchase obligations disclosed in “NOTE 17. COMMITMENTS” of the Notes to Consolidated Financial Statements included in this Annual Report on Form 10-K.
Other obligations include actuarially determined retiree benefit payments and pension funding to comply with local funding requirements. Pension funding requirements beyond fiscal 2015 are based on preliminary estimates using actuarial assumptions determined as of September 30, 2015. The above table excludes liabilities for unrecognized tax benefits and insurance accruals as we are unable to estimate the timing of payments for these items.
Off-Balance Sheet Arrangements
At September 30, 2015, we have letters of credit in the aggregate face amount of $22.7 million outstanding. Further, we have residual value guarantees on Scotts LawnService® vehicles and the corporate aircraft as disclosed in “NOTE 16. OPERATING LEASES” of the Notes to Consolidated Financial Statements included in this Annual Report on Form 10-K.

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
Income Taxes
Our annual effective tax rate is established based on our pre-tax income (loss), statutory tax rates and the tax impacts of items treated differently for tax purposes than for financial reporting purposes. We record income tax liabilities utilizing known obligations and estimates of potential obligations. A deferred tax asset or liability is recognized whenever there are future tax effects from existing temporary differences and operating loss and tax credit carryforwards. Valuation allowances are used to reduce deferred tax assets to the balances that are more likely than not to be realized. We must make estimates and judgments on future taxable income, considering feasible tax planning strategies and taking into account existing facts and circumstances, to determine the proper valuation allowances. When we determine that deferred tax assets could be realized in greater or lesser amounts than recorded, the asset balance and Consolidated Statements of Operations reflect the change in the period such determination is made. Due to changes in facts and circumstances and the estimates and judgments that are involved in determining the proper valuation allowances, differences between actual future events and prior estimates and judgments could result in adjustments to these valuation allowances. We use an estimate of our annual effective tax rate at each interim period based on the facts and circumstances available at that time, while the actual effective tax rate is calculated at year-end.
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
Fair value estimates employed in our annual impairment review of indefinite-lived intangible assets and goodwill were determined using discounted cash flow models involving several assumptions. Changes in our assumptions could materially impact our fair value estimates. Assumptions critical to our fair value estimates were: (i) discount rates used in determining the fair value of the reporting units and intangible assets; (ii) royalty rates used in our intangible asset valuations; (iii) projected revenue and operating profit growth rates used in the reporting unit and intangible asset models; and (iv) projected long-term growth rates used in the derivation of terminal year values. These and other assumptions are impacted by economic conditions and expectations of management and may change in the future based on period specific facts and circumstances.
At September 30, 2015, goodwill totaled $432.4 million, with $283.7 million and $148.7 million of goodwill for the Global Consumer and Scotts LawnService® segments, respectively. No goodwill impairment was recognized as a result of the annual evaluation performed as of June 28, 2015. The estimated fair value of each reporting unit with a significant goodwill balance was substantially in excess of its carrying value as of the annual test date. If we were to alter our impairment testing by increasing the discount rate in the discounted cash flow analysis by 100 basis points, there still would not be any impairment indicated for either of these reporting units. At September 30, 2015, indefinite-lived intangible assets consisted of tradenames of $184.8 million, as well as the Marketing Agreement Amendment of $188.3 million and Brand Extension Agreement of $111.7 million which were both acquired during fiscal 2015. With the exception of the Ortho® tradename, each of the tradenames had an estimated fair value substantially in excess of its carrying value as of the annual test date. The fair value of the Ortho® business was calculated based upon the evaluation of historical performance and future growth expectations. As a result of the annual impairment review in the fourth quarter of fiscal 2015, we concluded that the fair value of the Ortho® tradename exceeded the carrying value of the intangible asset and no impairment was necessary. If we were to increase the discount rate in the Ortho® brand fair value calculation by 100 basis points, the impairment charge for a non-recurring fair value adjustment would have been $6.6 million.
During the third quarter of fiscal 2014, as a result of an impairment review, we recognized an impairment charge for a non-recurring fair value adjustment of $33.7 million within the Global Consumer segment related to the Ortho® brand.
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
Changes in the discount rate and investment returns can have a significant effect on the funded status of our pension plans and shareholders’ equity. We cannot predict discount rates or investment returns with certainty and, therefore, cannot determine whether adjustments to our shareholders’ equity for pension-related activity in subsequent years will be significant. We also cannot predict future investment returns, and therefore cannot determine whether future pension plan funding requirements could materially affect our financial condition, results of operations or cash flows. A 100 basis point change in the discount rate would have an immaterial effect on fiscal 2015 pension expense. A 100 basis point change in the discount rate would have a $55.6 million change in our projected benefit obligations as of September 30, 2015.
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
Interest Rate Risk
We had variable rate debt instruments outstanding at September 30, 2015 and September 30, 2014 that are impacted by changes in interest rates. As a means of managing our interest rate risk on these debt instruments, we entered into interest rate swap agreements with major financial institutions to effectively fix the LIBOR index on certain variable-rate debt obligations.
At each of September 30, 2015 and September 30, 2014, we had outstanding interest rate swap agreements with a total U.S. dollar equivalent notional value of $1,300.0 million. The weighted average fixed rate of swap agreements outstanding at September 30, 2015 was 2.0%.
The following table summarizes information about our derivative financial instruments and debt instruments that are sensitive to changes in interest rates as of September 30, 2015 and September 30, 2014. For debt instruments, the table presents principal cash flows and related weighted-average interest rates by expected maturity dates. For interest rate swap agreements, the table presents expected cash flows based on notional amounts and weighted-average interest rates by contractual maturity dates. Weighted-average variable rates are based on rates in effect at September 30, 2015 and September 30, 2014. A change in our variable interest rate of 100 basis points for a full twelve-month period would have a $2.5 million impact on interest expense assuming approximately $250 million of our average fiscal 2015 variable-rate debt had not been hedged via an interest rate swap agreement. The information is presented in U.S. dollars (in millions):

	Expected Maturity Date						Total	Fair Value
2015	2016	2017	2018	2019	2020	After
Long-term debt:
Fixed rate debt	$—	$—	$—	$—	$—	$200.0	$200.0	$206.3
Average rate	—	—	—	—	—	6.6%	6.6%	—
Variable rate debt	$122.3	$—	$—	$816.3	$—	$—	$938.6	$938.6
Average rate	0.9%	—	—	2.3%	—	—	2.1%	—
Interest rate derivatives:
Interest rate swaps	$(6.2)	$(1.6)	$(2.4)	$(3.2)	$—	$—	$(13.4)	$(13.4)
Average rate	2.9%	3.0%	1.3%	2.1%	—	—	2.0%	—

	Expected Maturity Date						Total	Fair Value
2014	2015	2016	2017	2018	2019	After
Long-term debt:
Fixed rate debt	$—	$—	$—	$—	$—	$200.0	$200.0	$212.5
Average rate	—	—	—	—	—	6.6%	6.6%	—
Variable rate debt	$84.0	$—	$—	$—	$481.8	$—	$565.8	$565.8
Average rate	0.9%	—	—	—	1.8%	—	1.6%	—
Interest rate derivatives:
Interest rate swaps	$—	$(11.6)	$(1.9)	$(0.2)	$2.2	$—	$(11.5)	$(11.5)
Average rate	—	2.9%	3.0%	1.3%	2.1%	—	2.1%	—

Excluded from the information provided above are $24.7 million and $18.5 million at September 30, 2015 and September 30, 2014, respectively, of miscellaneous debt instruments.
Other Market Risks
Through fiscal 2015, we had transactions that were denominated in currencies other than the currency of the country of origin. We use currency forward contracts to manage the exchange rate risk associated with intercompany loans with foreign subsidiaries that are denominated in local currencies. At September 30, 2015, the notional amount of outstanding currency forward contracts was $52.3 million with a negative fair value of $0.7 million. At September 30, 2014, the notional amount of outstanding currency forward contracts was $149.0 million with a negative fair value of $0.1 million.
We are subject to market risk from fluctuating prices of certain raw materials, including urea and other fertilizer inputs, resins, diesel, gasoline, natural gas, sphagnum peat, bark and grass seed. Our objectives surrounding the procurement of these materials are to ensure continuous supply and to control costs. We seek to achieve these objectives through negotiation of contracts with favorable terms directly with vendors. In addition, we use derivatives to partially mitigate the effect of fluctuating diesel and gasoline costs on our Global Consumer and Scotts LawnService® businesses. We had outstanding derivative contracts for 9,030,000 and 10,206,000 gallons of fuel at September 30, 2015 and September 30, 2014, respectively. The outstanding derivative contracts had a negative fair value of $3.9 million at September 30, 2015, compared to a negative fair value of $1.4 million at September 30, 2014. We also enter into hedging arrangements designed to fix the price of a portion of our projected future urea requirements of our Global Consumer business. We had outstanding derivative contracts for 52,500 and 58,500 aggregate tons of urea at September 30, 2015 and September 30, 2014, respectively. The outstanding derivative contracts had a negative fair value of $1.3 million at September 30, 2015, compared to a negative fair value of $0.5 million at September 30, 2014.

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
Changes in Internal Control Over Financial Reporting
No changes in the Registrant’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) occurred during the Registrant’s fiscal quarter ended September 30, 2015, that have materially affected, or are reasonably likely to materially affect, the Registrant’s internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Directors, Executive Officers and Persons Nominated or Chosen to Become Directors or Executive Officers
The information required by Item 401 of SEC Regulation S-K concerning the directors of Scotts Miracle-Gro and the nominees for election or re-election as directors of Scotts Miracle-Gro at the Annual Meeting of Shareholders to be held on January 28, 2016 (the “2016 Annual Meeting”) is incorporated herein by reference from the disclosure which will be included under the caption “PROPOSAL NUMBER 1 — ELECTION OF DIRECTORS” in Scotts Miracle-Gro’s definitive Proxy Statement relating to the 2016 Annual Meeting (“Scotts Miracle-Gro’s Definitive Proxy Statement”), which will be filed pursuant to SEC Regulation 14A not later than 120 days after the end of Scotts Miracle-Gro’s fiscal year ended September 30, 2015.
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
Procedures for Recommending Director Nominees
Information concerning the procedures by which shareholders of Scotts Miracle-Gro may recommend nominees to Scotts Miracle-Gro’s Board of Directors is incorporated herein by reference from the disclosures which will be included under the captions “CORPORATE GOVERNANCE — Nominations of Directors” and “MEETINGS AND COMMITTEES OF THE BOARD — Committees of the Board — Nominating and Governance Committee” in Scotts Miracle-Gro’s Definitive Proxy Statement. These procedures have not materially changed from those described in Scotts Miracle-Gro’s definitive Proxy Statement for the 2015 Annual Meeting of Shareholders held on January 29, 2015.
Audit Committee
The information required by Items 407(d)(4) and 407(d)(5) of SEC Regulation S-K is incorporated herein by reference from the disclosure which will be included under the caption “MEETINGS AND COMMITTEES OF THE BOARD — Committees of the Board” in Scotts Miracle-Gro’s Definitive Proxy Statement.
Committee Charters; Code of Business Conduct & Ethics; Corporate Governance Guidelines
The Board of Directors of Scotts Miracle-Gro has adopted charters for each of the Audit Committee, the Nominating and Governance Committee, the Compensation and Organization Committee, the Innovation and Technology Committee and the Finance Committee, as well as Corporate Governance Guidelines, as contemplated by the applicable sections of the New York Stock Exchange Listed Company Manual.
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
The text of Scotts Miracle-Gro’s Code of Business Conduct & Ethics, Scotts Miracle-Gro’s Corporate Governance Guidelines, the Audit Committee charter, the Nominating and Governance Committee charter, the Compensation and Organization Committee charter, the Innovation and Technology Committee charter and the Finance Committee charter are posted under the “Corporate Governance” link on Scotts Miracle-Gro’s Internet website located at http://investor.scotts.com. Interested persons and shareholders of Scotts Miracle-Gro may also obtain copies of each of these documents without charge by writing to The Scotts Miracle-Gro Company, Attention: Corporate Secretary, 14111 Scottslawn Road, Marysville, Ohio 43041.

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
(b) EXHIBITS
The exhibits listed on the “Index to Exhibits” beginning on page 119 of this Annual Report on Form 10-K are filed or furnished with this Annual Report on Form 10-K or incorporated herein by reference as noted in the “Index to Exhibits.”
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

Dated: November 24, 2015
Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ THOMAS RANDAL COLEMAN	Chief Financial Officer and Executive Vice President	November 24, 2015
Thomas Randal Coleman	(Principal Financial Officer and Principal Accounting Officer)

/s/ JAMES HAGEDORN	President, Chief Executive Officer, Chairman of the Board and Director	November 24, 2015
James Hagedorn	(Principal Executive Officer)

/s/ BRIAN D. FINN*	Director	November 24, 2015
Brian D. Finn

/s/ ADAM HANFT*	Director	November 24, 2015
Adam Hanft

/s/ MICHELLE A. JOHNSON*	Director	November 24, 2015
Michelle A. Johnson

/s/ STEPHEN L. JOHNSON*	Director	November 24, 2015
Stephen L. Johnson

/s/ THOMAS N. KELLY JR.*	Director	November 24, 2015
Thomas N. Kelly Jr.

/s/ KATHERINE HAGEDORN LITTLEFIELD*	Director	November 24, 2015
Katherine Hagedorn Littlefield

Signature	Title	Date

/s/ JAMES F. MCCANN*	Director	November 24, 2015
James F. McCann

/s/ NANCY G. MISTRETTA*	Director	November 24, 2015
Nancy G. Mistretta

/s/ JOHN R. VINES*	Director	November 24, 2015
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
Management, with the participation of our principal executive officer and principal financial officer, assessed the effectiveness of our internal control over financial reporting as of September 30, 2015, the end of our fiscal year. Management based its assessment on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Management’s assessment included evaluation of such elements as the design and operating effectiveness of key financial reporting controls, process documentation, accounting policies and our overall control environment. This assessment is supported by testing and monitoring performed under the direction of management. As allowed by the SEC guidance, management excluded from the assessment the internal control over financial reporting at General Hydroponics, Inc., Bio-Organic Solutions, Inc. and Action Pest Control Inc., which were acquired in fiscal 2015. These acquisitions constituted 6% of total assets, 1% and 3% of revenues and net income, respectively, included in our consolidated financial statements as of and for the fiscal year ended September 30, 2015.
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
Based on our assessment, management has concluded that our internal control over financial reporting was effective as of September 30, 2015, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with accounting principles generally accepted in the United States of America. We reviewed the results of management’s assessment with the Audit Committee of the Board of Directors of The Scotts Miracle-Gro Company.
Our independent registered public accounting firm, Deloitte & Touche LLP, independently audited our internal control over financial reporting as of September 30, 2015 and has issued their attestation report which appears herein.

/s/ JAMES HAGEDORN		/s/ THOMAS RANDAL COLEMAN
James Hagedorn		Thomas Randal Coleman
President, Chief Executive Officer and Chairman of the Board		Executive Vice President and Chief Financial Officer

Dated:	November 24, 2015	Dated:	November 24, 2015

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Shareholders of
The Scotts Miracle-Gro Company
Marysville, Ohio

We have audited the accompanying consolidated balance sheets of The Scotts Miracle-Gro Company and subsidiaries (the “Company”) as of September 30, 2015 and 2014, and the related consolidated statements of operations, comprehensive income, shareholders’ equity, and cash flows for each of the three years in the period ended September 30, 2015. Our audits also included the financial statement schedules listed in the Index at Item 15. These financial statements and financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements and financial statement schedules based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company as of September 30, 2015 and 2014, and the results of their operations and their cash flows for each of the three years in the period ended September 30, 2015, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company's internal control over financial reporting as of September 30, 2015, based on the criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated November 24, 2015 expressed an unqualified opinion on the Company's internal control over financial reporting.

/s/ DELOITTE & TOUCHE LLP

Columbus, Ohio
November 24, 2015

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Shareholders of
The Scotts Miracle-Gro Company
Marysville, Ohio

We have audited the internal control over financial reporting of The Scotts Miracle-Gro Company and subsidiaries (the “Company”) as of September 30, 2015, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. As described in Management’s Report on Internal Control Over Financial Reporting, management excluded from its assessment the internal control over financial reporting at the following subsidiaries which were acquired in 2015: General Hydroponics, Inc., Bio-Organic Solutions, Inc. and Action Pest Control Inc. which were acquired in fiscal 2015. These acquisitions constituted 6% of total assets, 1% and 3% of revenues and net income, respectively, included in the consolidated financial statements as of and for the fiscal year ended September 30, 2015. Accordingly, our audit did not include the internal control over financial reporting at General Hydroponics, Inc., Bio-Organic Solutions, Inc. and Action Pest Control Inc. The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Annual Report of Management on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.
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
In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of September 30, 2015, based on the criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedules as of and for the year ended September 30, 2015 of the Company and our report dated November 24, 2015 expressed an unqualified opinion on those financial statements and financial statement schedules.

/s/ DELOITTE & TOUCHE LLP

Columbus, Ohio
November 24, 2015

THE SCOTTS MIRACLE-GRO COMPANY
Consolidated Statements of Operations
(In millions, except per share data)

	Year Ended September 30,
	2015	2014	2013
Net sales	$3,016.5	$2,841.3	$2,773.7
Cost of sales	1,945.0	1,809.9	1,793.3
Cost of sales—impairment, restructuring and other	6.6	—	2.2
Gross profit	1,064.9	1,031.4	978.2
Operating expenses:
Selling, general and administrative	698.4	680.5	659.6
Impairment, restructuring and other	78.0	51.0	18.1
Other income, net	(6.1)	(14.7)	(10.0)
Income from operations	294.6	314.6	310.5
Costs related to refinancing	—	10.7	—
Interest expense	50.5	47.3	59.2
Income from continuing operations before income taxes	244.1	256.6	251.3
Income tax expense from continuing operations	85.4	91.2	91.9
Income from continuing operations	158.7	165.4	159.4
Income from discontinued operations, net of tax	—	0.8	1.7
Net income	$158.7	$166.2	$161.1
Net loss attributable to noncontrolling interest	1.1	0.3	—
Net income attributable to controlling interest	$159.8	$166.5	$161.1

Basic income per common share:
Income from continuing operations	$2.62	$2.69	$2.58
Income from discontinued operations	—	0.01	0.03
Basic net income per common share	$2.62	$2.70	$2.61
Diluted income per common share:
Income from continuing operations	$2.57	$2.64	$2.55
Income from discontinued operations	—	0.01	0.02
Diluted net income per common share	$2.57	$2.65	$2.57

See Notes to Consolidated Financial Statements.

THE SCOTTS MIRACLE-GRO COMPANY
Consolidated Statements of Comprehensive Income
(In millions)

	Year Ended September 30,
	2015	2014	2013
Net income	$158.7	$166.2	$161.1
Other comprehensive income (loss):
Net foreign currency translation adjustment	(14.2)	(8.2)	(5.2)
Net unrealized losses on derivative instruments, net of tax of $5.3, $3.0 and $2.1 for fiscal 2015, fiscal 2014 and fiscal 2013, respectively	(8.6)	(4.9)	(3.3)
Reclassification of net unrealized losses on derivatives to net income, net of tax of $4.0, $5.9 and $5.4 for fiscal 2015, fiscal 2014 and fiscal 2013, respectively	6.5	9.5	8.4
Net unrealized gains (losses) in pension and other post retirement benefits, net of tax of $4.6, $4.9 and ($2.4) for fiscal 2015, fiscal 2014 and fiscal 2013, respectively	(7.4)	(7.9)	5.8
Reclassification of net pension and post-retirement benefit income to net income, net of tax of $1.9, $1.9 and $2.3 for fiscal 2015, fiscal 2014 and fiscal 2013, respectively	3.1	3.1	3.8
Total other comprehensive income (loss)	(20.6)	(8.4)	9.5
Comprehensive income	$138.1	$157.8	$170.6

See Notes to Consolidated Financial Statements.

THE SCOTTS MIRACLE-GRO COMPANY
Consolidated Statements of Cash Flows
(In millions)

	Year Ended September 30,
	2015	2014	2013
OPERATING ACTIVITIES
Net income	$158.7	$166.2	$161.1
Adjustments to reconcile net income to net cash provided by operating activities:
Impairment, restructuring and other	4.3	33.7	16.2
Costs related to refinancing	—	3.5	—
Share-based compensation expense	13.2	11.1	10.3
Depreciation	51.4	50.6	54.9
Amortization	17.6	13.8	11.2
Deferred taxes	1.3	12.1	24.2
Loss (gain) on sale of long-lived assets	—	1.1	(2.1)
Gain on sale of business	—	(1.4)	—
(Gain) loss on investment of unconsolidated affiliate	—	(5.7)	0.4
Changes in assets and liabilities, net of acquired businesses:
Accounts receivable	(12.5)	(29.4)	17.9
Inventories	(17.5)	(38.7)	89.0
Prepaid and other assets	1.8	(3.2)	0.3
Accounts payable	6.9	52.6	(5.2)
Other current liabilities	12.9	(22.9)	5.4
Restructuring reserves	12.1	4.9	(8.1)
Other non-current items	(3.4)	(14.6)	(32.6)
Other, net	0.1	7.2	(0.9)
Net cash provided by operating activities	246.9	240.9	342.0
INVESTING ACTIVITIES
Proceeds from sale of long-lived assets	5.5	3.7	3.6
Proceeds from sale of business, net of transaction costs	—	7.2	—
Investments in property, plant and equipment	(61.7)	(87.6)	(60.1)
Proceeds from sale and leaseback transaction	—	35.1	—
Investment in unconsolidated affiliate	—	—	(4.5)
Investment in marketing and license agreement	(300.0)	—	—
Investments in acquired businesses, net of cash acquired	(180.2)	(114.0)	(3.2)
Net cash used in investing activities	(536.4)	(155.6)	(64.2)
FINANCING ACTIVITIES
Borrowings under revolving and bank lines of credit and term loans	1,836.0	1,932.8	1,474.8
Repayments under revolving and bank lines of credit and term loans	(1,458.0)	(1,525.3)	(1,682.1)
Repayment of 7.25% senior notes	—	(200.0)	—
Financing and issuance fees	(0.5)	(6.1)	—
Dividends paid	(111.3)	(230.8)	(87.8)
Purchase of Common Shares	(14.8)	(120.0)	—
Payments on sellers notes	(1.5)	(0.8)	(0.8)
Excess tax benefits from share-based payment arrangements	4.7	5.9	2.0
Cash received from exercise of stock options	24.3	20.0	13.3
Net cash provided by (used in) financing activities	278.9	(124.3)	(280.6)
Effect of exchange rate changes on cash	(7.3)	(1.5)	0.7
Net decrease in cash and cash equivalents	(17.9)	(40.5)	(2.1)
Cash and cash equivalents at beginning of year	89.3	129.8	131.9
Cash and cash equivalents at end of year	$71.4	$89.3	$129.8
SUPPLEMENTAL CASH FLOW INFORMATION
Interest paid	$(47.6)	$(46.9)	$(56.6)
Call premium on 7.25% senior notes	—	(7.3)	—
Income taxes paid	(108.3)	(55.3)	(44.0)

See Notes to Consolidated Financial Statements.

THE SCOTTS MIRACLE-GRO COMPANY
Consolidated Balance Sheets
(In millions, except stated value per share)

	September 30,
	2015	2014
ASSETS
Current assets:
Cash and cash equivalents	$71.4	$89.3
Accounts receivable, less allowances of $8.7 in 2015 and $7.5 in 2014	191.3	224.0
Accounts receivable pledged	152.9	113.7
Inventories	407.6	385.1
Prepaid and other current assets	125.4	122.9
Total current assets	948.6	935.0
Property, plant and equipment, net	453.7	437.0
Goodwill	432.4	350.9
Intangible assets, net	663.5	302.7
Other assets	29.0	32.7
Total assets	$2,527.2	$2,058.3
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current portion of debt	$134.8	$91.9
Accounts payable	197.9	193.3
Other current liabilities	280.4	259.5
Total current liabilities	613.1	544.7
Long-term debt	1,028.5	692.4
Other liabilities	252.5	254.0
Total liabilities	1,894.1	1,491.1
Commitments and contingencies (Notes 16, 17 and 18)
Shareholders’ equity:
Common shares and capital in excess of $.01 stated value per share; shares outstanding of 61.4 in 2015 and 60.7 in 2014	400.4	395.3
Retained earnings	684.2	636.9
Treasury shares, at cost; 6.7 shares in 2015 and 7.4 shares in 2014	(357.1)	(392.3)
Accumulated other comprehensive loss	(106.8)	(86.2)
Total shareholders’ equity - controlling interest	620.7	553.7
Noncontrolling interest	12.4	13.5
Total equity	$633.1	$567.2
Total liabilities and equity	$2,527.2	$2,058.3

See Notes to Consolidated Financial Statements.

THE SCOTTS MIRACLE-GRO COMPANY
Consolidated Statements of Shareholders’ Equity
(In millions, except per share data)

	Common Shares		Capital in Excess of Stated Value	Retained Earnings	Treasury Shares		Accumulated Other Comprehensive Income (loss)		Non-controlling Interest
	Shares	Amount			Shares	Amount		Total		Total
Balance at September 30, 2012	68.1	$0.3	$408.3	$630.2	6.8	$(349.6)	$(87.3)	$601.9	$—	$601.9
Net income				161.1				161.1		161.1
Other comprehensive income							9.5	9.5		9.5
Share-based compensation			10.3					10.3		10.3
Dividends declared ($1.4125 per share)				(87.8)				(87.8)		(87.8)
Treasury share purchases
Treasury share issuances			(21.4)		(0.7)	37.0		15.6		15.6
Other				(0.1)				(0.1)		(0.1)
Balance at September 30, 2013	68.1	0.3	397.2	703.4	6.1	(312.6)	(77.8)	710.5	—	710.5
Net income (loss)				166.5				166.5	(0.3)	166.2
Other comprehensive loss							(8.4)	(8.4)		(8.4)
Share-based compensation			11.1					11.1		11.1
Dividends declared ($3.7625 per share)				(233.0)				(233.0)		(233.0)
Treasury share purchases					2.1	(120.0)		(120.0)		(120.0)
Treasury share issuances			(13.3)		(0.8)	40.3		27.0		27.0
Investment in noncontrolling interest									13.8	13.8
Balance at September 30, 2014	68.1	0.3	395.0	636.9	7.4	(392.3)	(86.2)	553.7	13.5	567.2
Net income (loss)				159.8				159.8	(1.1)	158.7
Other comprehensive loss							(20.6)	(20.6)		(20.6)
Share-based compensation			17.5					17.5		17.5
Dividends declared ($1.8200 per share)				(112.5)				(112.5)		(112.5)
Treasury share purchases					0.2	(14.8)		(14.8)		(14.8)
Treasury share issuances			(12.4)		(0.9)	50.0		37.6		37.6
Balance at September 30, 2015	68.1	$0.3	$400.1	$684.2	6.7	$(357.1)	$(106.8)	$620.7	$12.4	$633.1

See Notes to Consolidated Financial Statements.

THE SCOTTS MIRACLE-GRO COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Nature of Operations
The Scotts Miracle-Gro Company (“Scotts Miracle-Gro” or “Parent”) and its subsidiaries (collectively, together with Scotts Miracle-Gro, the “Company”) are engaged in the manufacturing, marketing and sale of consumer branded products for lawn and garden care. The Company’s primary customers include home centers, mass merchandisers, warehouse clubs, large hardware chains, independent hardware stores, nurseries, garden centers, food and drug stores, and indoor gardening and hydroponic stores. The Company’s products are sold primarily in North America and the European Union. The Company also operates the Scotts LawnService® business, which provides residential and commercial lawn care, tree and shrub care and pest control services in the United States.
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
Organization and Basis of Presentation
The Company’s consolidated financial statements are presented in accordance with accounting principles generally accepted in the United States of America (“GAAP”). The consolidated financial statements include the accounts of Scotts Miracle-Gro and its subsidiaries. All intercompany transactions and accounts have been eliminated in consolidation. The Company’s consolidation criteria are based on majority ownership (as evidenced by a majority voting interest in the entity) and an objective evaluation and determination of effective management control. AeroGrow International, Inc. (“AeroGrow”), in which the Company has a controlling interest, is consolidated, with the equity owned by other shareholders shown as noncontrolling interest in the consolidated balance sheets, and the other shareholders' portion of net earnings and other comprehensive income shown as net income/loss or comprehensive income attributable to noncontrolling interest in the Consolidated Statements of Operations and Consolidated Statements of Comprehensive Income (Loss), respectively.
Use of Estimates
The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes and related disclosures. Although these estimates are based on management’s best knowledge of current events and actions the Company may undertake in the future, actual results ultimately may differ from the estimates.
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
Under the terms of the Amended and Restated Exclusive Agency and Marketing Agreement (the “Marketing Agreement”), the Company performs certain functions, primarily manufacturing conversion services (in North America), distribution and logistics, and selling and marketing support, on behalf of Monsanto in the conduct of the consumer Roundup® business. The actual costs incurred for these activities are charged to and reimbursed by Monsanto. The Company records costs incurred under the Marketing Agreement for which the Company is the primary obligor on a gross basis, recognizing such costs in “Cost of sales” and the reimbursement of these costs in “Net sales,” with no effect on gross profit dollars or net income.

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
Advertising
Advertising costs incurred during the year by our Global Consumer segment are expensed to interim periods in relation to revenues. All advertising costs, except for external production costs, are expensed within the fiscal year in which such costs are incurred. External production costs for advertising programs are deferred until the period in which the advertising is first aired. The costs deferred at September 30, 2015 and 2014 were $0.7 million and $1.9 million, respectively.
Scotts LawnService® promotes its service offerings through direct mail and direct selling campaigns. External costs associated with these campaigns that qualify as direct response advertising costs are deferred and recognized as advertising expense in proportion to revenues over a period not beyond the end of the immediately following calendar year. Costs that do not qualify as direct response advertising costs are expensed within the fiscal year incurred on a monthly basis in proportion to net sales. The costs deferred at September 30, 2015 and 2014 were $1.5 million and $1.3 million, respectively.
Advertising expenses were $146.1 million in fiscal 2015, $143.6 million in fiscal 2014 and $142.2 million in fiscal 2013.
Research and Development
All costs associated with research and development are charged to expense as incurred. Expenses for fiscal 2015, fiscal 2014 and fiscal 2013 were $46.8 million, $48.4 million and $46.4 million, respectively, including product registration costs of $13.1 million, $12.6 million and $12.4 million, respectively.
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
Earnings per Common Share
Basic earnings per Common Share is computed based on the weighted-average number of Common Shares outstanding each period. Diluted earnings per Common Share is computed based on the weighted-average number of Common Shares and dilutive potential Common Shares (stock options, stock appreciation rights, performance shares and restricted stock unit awards) outstanding each period.
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
Inventories
Inventories are stated at the lower of cost or market, principally determined by the first in, first out method of accounting. Inventories include the cost of raw materials, labor, manufacturing overhead and freight and in-bound handling costs incurred to pre-position goods in the Company’s warehouse network. The Company makes provisions for obsolete or slow-moving inventories as necessary to properly reflect inventory at the lower of cost or market value. Adjustments to reflect inventories at net realizable values were $17.8 million and $18.4 million at September 30, 2015 and 2014, respectively.
Long-lived Assets
Property, plant and equipment are stated at cost. Interest capitalized in property, plant and equipment amounted to $0.4 million, $0.4 million and $0.8 million during fiscal 2015, fiscal 2014 and fiscal 2013, respectively. Expenditures for maintenance and repairs are charged to expense as incurred. When properties are retired or otherwise disposed of, the cost of the asset and the related accumulated depreciation are removed from the accounts with the resulting gain or loss being reflected in income from operations.

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
The Company had noncash investing activities of $8.5 million, $7.0 million and $7.3 million during fiscal 2015, fiscal 2014 and fiscal 2013, respectively, representing unpaid liabilities incurred during each fiscal year to acquire property, plant and equipment.
Internal Use Software
The costs of internal use software are expensed or capitalized depending on whether they are incurred in the preliminary project stage, application development stage or the post-implementation/operation stage. As of September 30, 2015 and September 30, 2014, the Company had $18.6 million and $21.8 million, respectively, in unamortized capitalized internal use computer software costs. Amortization of these costs was $6.0 million, $8.3 million and $7.3 million during fiscal 2015, fiscal 2014 and fiscal 2013, respectively.

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
With respect to indefinite-lived intangible assets, the Company performs either a qualitative or quantitative evaluation for each of its indefinite-lived intangible assets. Factors considered in the qualitative test include indefinite-lived intangible asset specific operating results as well as new events and circumstances impacting the cash flows of the indefinite-lived intangible assets. For the quantitative test, the value of all indefinite-lived intangible assets is determined under the income-based approach utilizing discounted cash flows and incorporating assumptions the Company believes marketplace participants would utilize. For tradenames, value was determined using a royalty savings methodology similar to that employed when the associated businesses were acquired but using updated estimates of sales, cash flow and profitability. If it is determined that an impairment has occurred, an impairment loss is recognized for the amount by which the carrying value of the asset exceeds its estimated fair value and classified as “Impairment, restructuring and other charges” within “Operating expenses” in the Consolidated Statements of Operations.
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

THE SCOTTS MIRACLE-GRO COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Translation of Foreign Currencies
The functional currency for each Scotts Miracle-Gro subsidiary is generally its local currency. Assets and liabilities of these subsidiaries are translated at the exchange rate in effect at each fiscal year-end. Income and expense accounts are translated at the average rate of exchange prevailing during the year. Translation gains and losses arising from the use of differing exchange rates from period to period are included in accumulated other comprehensive income (loss) within shareholders’ equity. Foreign currency transaction gains and losses are included in the determination of net income and classified as “Other income, net” in the Consolidated Statements of Operations.
Derivative Instruments
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
RECENT ACCOUNTING PRONOUNCEMENTS
Revenue Recognition from Contracts with Customers
In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers. This guidance requires companies to recognize revenue in a manner that depicts the transfer of promised goods or services to customers in amounts that reflect the consideration to which a company expects to be entitled in exchange for those goods or services. The new standard also will result in enhanced disclosures about the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers. The provisions are effective for the Company's financial statements no later than the fiscal year beginning October 1, 2018. The standard allows for either a full retrospective or a modified retrospective transition method. The Company is currently evaluating the impact of this standard on its consolidated results of operations, financial position and cash flows.
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

THE SCOTTS MIRACLE-GRO COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Going Concern
In April 2014, the FASB issued a new accounting standard that requires management to assess if there is substantial doubt about an entity’s ability to continue as a going concern for each annual and interim period. If conditions or events give rise to substantial doubt, disclosures are required. The new accounting standard will be effective as of December 31, 2016 and is not expected to have an impact on the Company's financial statement disclosures.
Inventory
In July 2015, the FASB issued an accounting standard update that requires inventory to be measured “at the lower of cost and net realizable value,” thereby simplifying the current guidance that requires inventory to be measured at the lower of cost or market (market in this context is defined as one of three different measures, one of which is net realizable value). The provisions are effective prospectively for fiscal years beginning after December 15, 2016 and are not expected to have a significant impact on the Company's consolidated financial position, results of operations or cash flows.
Debt Issuance Costs
In April 2015, the FASB issued an accounting standard update that requires debt issuance costs related to a recognized debt liability to be presented in the balance sheet as a direct deduction from the corresponding debt liability rather than as an asset. The provisions are effective for fiscal years beginning after December 15, 2015 and require retrospective application. The adoption of the amended guidance impacts presentation and disclosure of debt issuance costs and is not expected to have a significant impact on the Company's consolidated financial position, results of operations or cash flows. As of September 30, 2015, the Company had unamortized debt issuance costs of $11.3 million.
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
Business Combinations
In September 2015, the FASB issued an accounting standard update to simplify the accounting for measurement-period adjustments by requiring an acquirer to recognize adjustments to provisional amounts that are identified during the measurement period in the reporting period in which the adjustment amounts are determined, and requiring disclosure of the portion of the amount recorded in current-period earnings by line item that would have been recorded in previous reporting periods if the adjustment to the provisional amounts had been recognized as of the acquisition date. The provisions are effective prospectively for fiscal years beginning no later than December 15, 2016 and are not expected to have a significant impact on the Company's consolidated financial position, results of operations or cash flows.

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
The following table summarizes the results of the wild bird food business within discontinued operations:

	Year Ended September 30,
	2015	2014	2013
	(In millions)
Net sales	$—	$18.1	$42.8
Operating costs	—	17.6	40.4
Gain on sale of assets	—	(1.2)	—
Income from discontinued operations before income taxes	—	1.7	2.4
Income tax expense from discontinued operations	—	0.9	0.7
Income from discontinued operations, net of tax	$—	$0.8	$1.7

NOTE 3.  IMPAIRMENT, RESTRUCTURING AND OTHER CHARGES
Activity described herein is classified within the “Impairment, restructuring and other” lines in the Consolidated Statements of Operations.
The following table details impairment, restructuring and other charges during fiscal 2015, fiscal 2014 and fiscal 2013:

	Year Ended September 30,
	2015	2014	2013
	(In millions)
Restructuring and other	$84.6	$17.3	$4.4
Goodwill and intangible asset impairments	—	33.7	15.9
Total impairment, restructuring and other	$84.6	$51.0	$20.3

The following table summarizes the activity related to liabilities associated with the restructuring and other charges during fiscal 2015, fiscal 2014 and fiscal 2013:

	Year Ended September 30,
	2015	2014	2013
	(In millions)
Amounts reserved for restructuring and other at beginning of year	$16.0	$11.1	$10.2
Restructuring and other charges	84.6	17.3	9.1
Payments and other	(72.5)	(12.4)	(8.2)
Amounts reserved for restructuring and other at end of year	$28.1	$16.0	$11.1

Included in the restructuring reserves as of September 30, 2015, is $4.0 million that is classified as long-term. Payments against the long-term reserves will be incurred as the employees covered by the restructuring plan retire or through the passage of time. The remaining amounts reserved will continue to be paid out over the course of the next twelve months.

THE SCOTTS MIRACLE-GRO COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Fiscal 2015

During fiscal 2015, the Company recognized $22.2 million in restructuring costs related to termination benefits provided to U.S. and international personnel as part of the Company's restructuring of its U.S. administrative and overhead functions, the continuation of the international profitability improvement initiative, and the liquidation and exit from the U.K. Solus business. The restructuring charges include $4.3 million of costs related to the acceleration of equity compensation expense for fiscal 2015. Included within the restructuring charges for fiscal 2015 were $14.3 million for the Global Consumer segment, $1.3 million for the Scotts LawnService® segment, and $6.6 million for Corporate & Other. Costs incurred to date since the inception of the current initiatives are $35.7 million for Global Consumer, $1.7 million for Scotts LawnService®, and $9.2 million for Corporate & Other.

During the third quarter of fiscal 2015, the Company's Global Consumer segment began experiencing an increase in certain consumer complaints related to the newly reformulated Bonus S® lawn fertilizer product used in the southeastern United States indicating customers were experiencing damage to their lawns after application. During fiscal 2015, the Company recognized $62.4 million in costs related to resolving consumer complaints and the recognition of costs the Company expects to be incurred for current and expected consumer claims. The Company is working through the claims process with its insurers, and received reimbursement payments of $4.9 million during fiscal 2015, which was recorded as an offsetting insurance reimbursement recovery. Upon the receipt of additional reimbursement of these costs by its insurance carriers, the Company will record an offsetting insurance reimbursement recovery. During fiscal 2015, the Company paid $42.7 million to its third party administrator to pay for lawn repairs.

Fiscal 2014
During the third quarter of fiscal 2014, as a result of financial performance, the Company recognized an impairment charge for a non-recurring fair value adjustment of $33.7 million within the Global Consumer segment related to the Ortho® brand. The fair value was calculated based upon the evaluation of the historical performance and future growth expectations of the Ortho® business.
During fiscal 2014, the Company recognized $12.5 million in restructuring costs related to termination benefits provided to U.S. personnel as part of the Company's restructuring of its U.S. administrative and overhead functions. The Company also recognized $2.8 million of international restructuring and other adjustments during fiscal 2014 for the continuation of the profitability improvement initiative announced in December 2012, associated with the international restructuring plan to reduce headcount and streamline management decision making within the Global Consumer segment. In addition, during fiscal 2014, the Company recognized $2.0 million in additional ongoing monitoring and remediation costs for the Company's turfgrass biotechnology program.

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

THE SCOTTS MIRACLE-GRO COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 4.  GOODWILL AND INTANGIBLE ASSETS, NET
The following table displays a rollforward of the carrying amount of goodwill by reportable segment:

	Global Consumer	Scotts LawnService®	Total
	(In millions)
Goodwill	$245.9	$132.0	$377.9
Accumulated impairment losses	(62.8)	—	(62.8)
Balance at September 30, 2013	183.1	132.0	315.1
Acquisitions, net of purchase price adjustments and foreign currency translation	35.8	—	35.8

Goodwill	$281.7	$132.0	$413.7
Accumulated impairment losses	(62.8)	—	(62.8)
Balance at September 30, 2014	218.9	132.0	350.9
Acquisitions, net of purchase price adjustments and foreign currency translation	64.8	16.7	81.5

Goodwill	$346.5	$148.7	$495.2
Accumulated impairment losses	(62.8)	—	(62.8)
Balance at September 30, 2015	$283.7	$148.7	$432.4

The following table presents intangible assets, net:

	September 30, 2015			September 30, 2014
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
	(In millions)
Finite-lived intangible assets:
Technology	$69.7	$(56.9)	$12.8	$70.3	$(56.0)	$14.3
Customer accounts	122.6	(51.5)	71.1	74.2	(47.2)	27.0
Tradenames	94.9	(17.2)	77.7	69.0	(12.7)	56.3
Other	97.3	(80.2)	17.1	99.2	(81.4)	17.8
Total finite-lived intangible assets, net			178.7			115.4
Indefinite-lived intangible assets:
Indefinite-lived tradenames			184.8			187.3
Marketing Agreement Amendment			188.3			—
Brand Extension Agreement			111.7			—
Total indefinite-lived intangible assets			484.8			187.3
Total intangible assets, net			$663.5			$302.7

Fiscal 2015
As a result of the annual impairment review, in the fourth quarter of fiscal 2015, the Company determined that no charges for impairment of goodwill or intangible assets were required. The estimated fair value of each reporting unit with a significant goodwill balance was substantially in excess of its carrying value as of the annual test date. Each of the indefinite-lived tradenames had an estimated fair value substantially in excess of its carrying value as of the annual test date, with the exception of the Ortho® brand.

THE SCOTTS MIRACLE-GRO COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Fiscal 2014
During the third quarter of 2014, the Company completed an impairment review and recognized an impairment charge for a non-recurring fair value adjustment of $33.7 million, within the Global Consumer segment related to the Ortho® brand. The fair value was calculated based upon the evaluation of the historical performance and future growth expectations of the Ortho® business. The impact of the fair value adjustment was to reduce the carrying value of the indefinite-lived Ortho® brand and sub-brands from $126.0 million to $92.3 million. The impairment charge is discussed further in “NOTE 3. IMPAIRMENT, RESTRUCTURING AND OTHER CHARGES.” As a result of the annual impairment review, the Company also determined that no other charges for impairment of goodwill or intangible assets were required. The estimated fair value of each reporting unit with a significant goodwill balance was substantially in excess of its carrying value as of the annual test date. Each of the indefinite-lived tradenames had an estimated fair value substantially in excess of its carrying value as of the annual test date, with the exception of the Ortho® brand.

Fiscal 2013
During the first quarter of 2013, the Company recognized a $4.3 million asset impairment charge as a result of issues with the commercialization of an insect repellent technology for the Global Consumer segment. During the fourth quarter of fiscal 2013, the Company completed its annual impairment review and recognized an impairment charge for a non-recurring fair value adjustment of $11.6 million, which included $11.1 million for indefinite-lived tradenames and $0.5 million for finite-lived tradenames, within the Global Consumer segment related to the Ortho® brand and certain sub-brands of Ortho®. The impact of the fair value adjustment was to reduce the carrying value of the indefinite-lived Ortho® brand and sub-brands from $137.1 million to $126.0 million. The impairment charge is discussed further in “NOTE 3. IMPAIRMENT, RESTRUCTURING AND OTHER CHARGES.” As a result of the annual impairment review, the Company also determined that no other charges for impairment of goodwill or intangible assets were required. The estimated fair value of each reporting unit with a significant goodwill balance was substantially in excess of its carrying value as of the annual test date. Each of the indefinite-lived tradenames had an estimated fair value substantially in excess of its carrying value as of the annual test date, with the exception of the Ortho® brand.
Total amortization expense for the years ended September 30, 2015, 2014, and 2013 was $17.6 million, $13.8 million and $11.2 million, respectively. Amortization expense is estimated to be as follows for the years ending September 30 (in millions):

2016	$18.5
2017	16.2
2018	14.9
2019	13.2
2020	12.2

NOTE 5.  DETAIL OF CERTAIN FINANCIAL STATEMENT ACCOUNTS

The following is detail of certain financial statement accounts:

	September 30,
	2015	2014
	(In millions)
INVENTORIES:
Finished goods	$230.2	$217.5
Work-in-progress	48.3	46.2
Raw materials	129.1	121.4
	$407.6	$385.1
PREPAID AND OTHER CURRENT ASSETS:
Deferred tax asset	$78.2	$72.2
Accounts receivable, non-trade	11.2	12.7
Other	36.0	38.0
	$125.4	$122.9

THE SCOTTS MIRACLE-GRO COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	September 30,
	2015	2014
	(In millions)
PROPERTY, PLANT AND EQUIPMENT, NET:
Land and improvements	$96.5	$87.1
Buildings	221.7	218.8
Machinery and equipment	558.1	536.2
Furniture and fixtures	41.9	40.5
Software	113.0	123.8
Aircraft	6.7	6.7
Construction in progress	28.7	21.1
	1,066.6	1,034.2
Less: accumulated depreciation	(612.9)	(597.2)
	$453.7	$437.0

	September 30,
	2015	2014
	(In millions)
OTHER CURRENT LIABILITIES:
Payroll and other compensation accruals	$66.1	$79.0
Advertising and promotional accruals	66.9	64.1
Other	147.4	116.4
	$280.4	$259.5
OTHER NON-CURRENT LIABILITIES:
Accrued pension and postretirement liabilities	$92.5	$93.8
Deferred tax liabilities	125.4	120.4
Other	34.6	39.8
	$252.5	$254.0

	September 30,
	2015	2014	2013
	(In millions)
ACCUMULATED OTHER COMPREHENSIVE LOSS:
Unrecognized loss on derivatives, net of tax of $5.6, $4.3 and $7.1	$(9.0)	$(6.9)	$(11.5)
Pension and other postretirement liabilities, net of tax of $39.3, $38.6 and $31.4	(63.7)	(62.4)	(58.0)
Foreign currency translation adjustment	(34.1)	(16.9)	(8.3)
	$(106.8)	$(86.2)	$(77.8)

NOTE 6.  MARKETING AGREEMENT
The Scotts Company LLC and Monsanto are parties to an Amended and Restated Exclusive Agency and Marketing Agreement (the “Marketing Agreement”), pursuant to which the Company has served since its 1998 fiscal year as Monsanto’s exclusive agent for the marketing and distribution of consumer Roundup® herbicide products (with additional rights to new products containing glyphosate or other similar non-selective herbicides) in the consumer lawn and garden market. Under the terms of the Marketing Agreement, the Company is entitled to receive an annual commission from Monsanto as consideration for the performance of the Company’s duties as agent. The annual gross commission under the Marketing Agreement is calculated as a percentage of the actual earnings before interest and income taxes of the consumer Roundup® business in the markets covered by the Marketing

THE SCOTTS MIRACLE-GRO COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Agreement subject to the achievement of annual earnings thresholds. The Marketing Agreement also requires the Company to make annual payments of $20 million to Monsanto as a contribution against the overall expenses of the consumer Roundup® business. From 1998 until May 15, 2015, the Marketing Agreement covered the United States and other specified countries, including Australia, Austria, Belgium, Canada, France, Germany, the Netherlands and the United Kingdom. On May 15, 2015, the territories were expanded to cover additional countries as outlined below.
In consideration for the rights granted to the Company under the Marketing Agreement in 1998, the Company paid a marketing fee of $32 million to Monsanto. The Company deferred this amount on the basis that the payment will provide a future benefit through commissions that will be earned under the Marketing Agreement. The economic useful life over which the marketing fee is being amortized is 20 years, with a remaining unamortized amount of $2.6 million and remaining amortization period of less than 3 years as of September 30, 2015.
On May 15, 2015, the Company and Monsanto entered into an Amendment to the Marketing Agreement (the “Marketing Agreement Amendment”), a Lawn and Garden Brand Extension Agreement (the “Brand Extension Agreement”) and a Commercialization and Technology Agreement (the “Commercialization and Technology Agreement”). In consideration for these agreements, the Company paid $300.0 million to Monsanto on August 14, 2015 using borrowings under its credit facility.
Among other things, the Marketing Agreement Amendment amends the Marketing Agreement in the following significant respects:

•
Expands the territories in which the Company may serve as Monsanto’s exclusive agent in the consumer lawn and garden market to include all countries other than Japan and countries subject to a comprehensive U.S. trade embargo or certain other embargoes and trade restrictions.

•
Eliminates the initial and renewal terms that the original Marketing Agreement applied to European Union (“EU”) countries. As amended, the term of the Marketing Agreement will now continue indefinitely for all included markets, including EU countries within the included markets, unless and until otherwise terminated in accordance with the Marketing Agreement.

•
Revises the procedures of the Marketing Agreement relating to a potential sale of the consumer Roundup® business to (1) require Monsanto to negotiate exclusively with the Company with respect to any potential Roundup® sale for 60 days after the Company receives notice from Monsanto regarding a potential Roundup® sale and (2) provide the Company with a right of first offer and a right of last look in connection with a potential Roundup® sale to a third party. In addition, if the Company makes a bid in connection with a Roundup® sale, the then-applicable termination fee would serve as a credit against the purchase price and the Monsanto board of directors would not be permitted to discount the value of the Company’s bid compared to a competing bid as a result of the termination fee discount.

•
Requires the Company to (1) provide notice to Monsanto of certain proposals and processes that may result in a sale of the Company and (2) conduct non-exclusive negotiations with Monsanto with respect to such a sale.

•
Increases the minimum termination fee payable under the Marketing Agreement to the greater of (1) $200 million or (2) four times (A) the average of the program earnings before interest or income taxes for the three trailing program years prior to the year of termination, minus (B) the 2015 program earnings before interest or income taxes.

•	Amends Monsanto’s termination rights and provides additional rights to the Company in the event of a termination, as follows:

◦
delays the effectiveness of a notice of termination given by Monsanto as a result of a change of control with respect to Monsanto or a sale of the consumer Roundup® business to a third party from (1) the end of the later of 12 months or the next program year to (2) the end of the fifth full program year after Monsanto gives such notice;

◦
eliminates Monsanto’s termination rights for a regional performance default, a change of significant ownership of the Company or an uncured or incurable egregious injury (as each are defined in the Marketing Agreement); and

◦
eliminates Monsanto’s termination rights in connection with a change in control of the Company or Scotts Miracle-Gro as long as the Company has determined, in its reasonable commercial opinion, that the acquirer can and will fully perform the duties and obligations of the Company under the Marketing Agreement.

THE SCOTTS MIRACLE-GRO COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

•	Expands the Company’s termination rights to include termination for a brand decline event (as defined in the Marketing Agreement Amendment) occurring before program year 2023.

•
Expands the Company’s assignment rights to allow the Company to transfer its rights, interests and obligations under the Marketing Agreement with respect to (1) the North America territories and (2) one or more other included markets for up to three other assignments.

•
Amends the commission structure by (1) eliminating the commission threshold for program years 2016, 2017 and 2018 (2) setting the commission threshold for the subsequent program years at $40 million and (3) establishing the commission payable by Monsanto to the Company for each program year at an amount equal to 50% of the program earnings before interest and income taxes for such program year.

The Brand Extension Agreement provides the Company a worldwide, exclusive license to use the Roundup® brand on additional products offered by the Company outside of the non-selective weed category within the residential lawn and garden market. The application of the Roundup® brand to these additional products is subject to a product review and approval process developed between the Company and Monsanto. Monsanto will maintain oversight of its brand, the handling of brand registrations covering these new products and new territories, as well as primary responsibility for brand enforcement. The Brand Extension Agreement has an initial term of 20 years, which will automatically renew for additional successive 20 year terms, at the Company’s sole option, for no additional monetary consideration.
The Commercialization and Technology Agreement provides for the Company and Monsanto to further develop and commercialize new products and technology developed at Monsanto and intended for introduction into the residential lawn and garden market. Under the Commercialization and Technology Agreement, the Company receives an exclusive first look at new Monsanto technology and products and an annual review of Monsanto's developing products and technologies. The Commercialization and Technology Agreement has a term of 30 years (subject to early termination upon a termination event under the Marketing Agreement or the Brand Extension Agreement).
The Company recorded the $300 million consideration paid by the Company to Monsanto in connection with the entry into the Marketing Agreement Amendment, the Brand Extension Agreement and the Commercialization and Technology Agreement as intangible assets and the related economic useful life of such assets is indefinite. The identifiable intangible assets include the Marketing Agreement Amendment and the Brand Extension Agreement with allocated fair value of $188.3 million and $111.7 million, respectively. The estimated fair values of the identifiable intangible assets were determined using an income-based approach, which includes market participant expectations of cash flows that an asset will generate over the remaining useful life discounted to present value using an appropriate rate of return.
Under the terms of the Marketing Agreement, the Company performs certain functions, primarily manufacturing conversion services (in North America), distribution and logistics, and selling and marketing support, on behalf of Monsanto in the conduct of the consumer Roundup® business. The actual costs incurred for these activities are charged to and reimbursed by Monsanto. The Company records costs incurred under the Marketing Agreement for which the Company is the primary obligor on a gross basis, recognizing such costs in “Cost of sales” and the reimbursement of these costs in “Net sales,” with no effect on gross profit dollars or net income.
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

	Year Ended September 30
	2015	2014	2013
	(In millions)
Gross commission	$88.7	$85.2	$81.8
Contribution expenses	(20.0)	(20.0)	(20.0)
Amortization of marketing fee	(0.8)	(0.8)	(0.8)
Net commission income	67.9	64.4	61.0
Reimbursements associated with Marketing Agreement	63.3	63.0	62.0
Total net sales associated with Marketing Agreement	$131.2	$127.4	$123.0

THE SCOTTS MIRACLE-GRO COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 7.  ACQUISITIONS
Fiscal 2015
On October 16, 2014, Scotts LawnService® acquired the assets of Action Pest Control Inc. (“Action Pest”), a residential and commercial pest control provider in the Midwest, for $21.7 million. Action Pest provides residential and commercial pest control services to homeowners and businesses throughout Indiana, Kentucky, and Illinois. This transaction provides Scotts LawnService® an entry into the pest control market. Included in the purchase price of $21.7 million is non-cash investing activity of $4.0 million representing the deferral of a portion of the purchase price into subsequent fiscal periods. The valuation of acquired assets included finite-lived identifiable intangible assets of $6.1 million and tax deductible goodwill of $14.1 million. Identifiable intangible assets included tradename, customer relationships and non-compete agreements with useful lives ranging between 1 to 12 years. The estimated fair values of the identifiable intangible assets were determined using an income-based approach, which includes market participant expectations of cash flows that an asset will generate over the remaining useful life discounted to present value using an appropriate discount rate. Net sales for Action Pest included in the Scotts LawnService® segment for fiscal 2015 were $12.0 million. During fiscal 2015, Scotts LawnService® also acquired several other businesses that individually and in the aggregate were not significant for an aggregate purchase price of $3.5 million, which included $2.6 million in tax deductible goodwill.
During fiscal 2015, the Company completed four acquisitions of growing media operations within the Global Consumer segment for an aggregate purchase price of $40.2 million. These acquisitions expand the Company's growing media operations and distribution capabilities within its Global Consumer segment. The valuation of acquired assets for the transactions included (i) $10.1 million in finite-lived identifiable intangible assets, (ii) $11.4 million in fixed assets, (iii) $9.8 million in tax deductible goodwill, and (iv) $9.7 million of inventory and accounts receivable. Identifiable intangible assets include tradenames and customer relationships with useful lives ranging between 7 to 20 years. The estimated fair values of the identifiable intangible assets were determined using an income-based approach, which includes market participant expectations of cash flows that an asset will generate over the remaining useful life discounted to present value using an appropriate discount rate. Net sales for these acquired businesses included in the Global Consumer segment for fiscal 2015 were $21.2 million.
On March 30, 2015, the Company acquired the assets of General Hydroponics, Inc. (“General Hydroponics”) and Bio-Organic Solutions, Inc. (“Vermicrop”) for $120.0 million and $15.0 million, respectively. This transaction provides the Company's Global Consumer segment with an additional entry in the indoor and urban gardening market, which is a part of the Global Consumer segment's long-term growth strategy. General Hydroponics and Vermicrop are leading producers of liquid plant food products, growing media, and accessories for the hydroponics markets. The General Hydroponics purchase price includes non-cash investing activity of $1.0 million representing the deferral of a portion of the purchase price into fiscal 2016. Included in the Vermicrop purchase price is $5.0 million of contingent consideration, the payment of which will depend on the performance of the business through calendar year 2015. Additionally, the Vermicrop purchase price was paid in common shares of Scotts Miracle-Gro (“Common Shares”) based on the average share price at the time of payment. The valuation of acquired assets was determined during the third quarter of fiscal 2015 and included (i) $14.2 million of inventory and accounts receivable, (ii) $5.7 million in fixed assets, (iii) $65.0 million of finite-lived identifiable intangible assets, and (iv) $53.7 million of tax-deductible goodwill. Identifiable intangible assets included tradenames, customer relationships and non-compete arrangements with useful lives ranging between 5 to 26 years. The estimated fair values of the identifiable intangible assets were determined using an income-based approach, which includes market participant expectations of cash flows that an asset will generate over the remaining useful life discounted to present value using an appropriate discount rate. Net sales for General Hydroponics and Vermicrop included within the Global Consumer segment for fiscal 2015 were $30.9 million.
The Consolidated Financial Statements include the results of operations for these business combinations from the date of each acquisition.
Fiscal 2014
During the fourth quarter of fiscal 2014, the Company obtained control of the operations of AeroGrow through its increased involvement, influence, and working capital loan of $4.5 million provided in July 2014. AeroGrow is a developer, marketer, direct-seller, and wholesaler of advanced indoor garden systems designed for consumer use in gardening, cooking, healthy eating, and home and office décor markets. AeroGrow operates primarily in the United States and Canada, as well as Australia and select countries in Europe and Asia. The valuation of acquired assets included finite-lived identifiable intangible assets of $13.7 million, and goodwill of $11.6 million. Identifiable intangible assets included tradename and customer relationships with useful lives ranging between 9 to 20 years. The estimated fair values of the identifiable intangible assets were determined using an income-based approach, which includes market participant expectations of cash flows that an asset will generate over the remaining useful life discounted to present value using an appropriate discount rate. Net sales for AeroGrow included in the Global Consumer segment for fiscal 2015 and 2014 were $17.1 million and $1.7 million, respectively.

THE SCOTTS MIRACLE-GRO COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Company completed an acquisition of the assets of the U.K. based Solus Garden and Leisure Limited (“Solus”) in the fourth quarter of fiscal 2014 within its Global Consumer segment for $7.4 million, $1.1 million of which was paid in cash and $6.3 million of which was paid through the forgiveness of outstanding accounts receivable owed by Solus to the Company. Solus is a supplier of garden and leisure products and offers a diverse mix of brands. Net sales for Solus included in the Global Consumer segment for fiscal 2015 and 2014 were $21.2 million and $3.3 million, respectively.
On September 30, 2014, Scotts Miracle-Gro's wholly-owned subsidiary, Scotts Canada Ltd., acquired Fafard & Brothers Ltd. (“Fafard”) for $59.8 million. Fafard is a Canadian based producer of peat moss and growing media products for the consumer and professional markets, including peat-based and bark-based mixes, composts and premium soils. The acquisition of Fafard increases the Company's presence within Canada as Fafard serves customers primarily across Ontario, Quebec and New Brunswick. The valuation of acquired assets included working capital of $17.6 million, property, plant, and equipment of $23.4 million, finite-lived identifiable intangible assets of $12.6 million, and tax deductible goodwill of $7.9 million. Working capital included accounts receivable of $4.7 million, inventory of $17.7 million, and accounts payable of $4.8 million. Identifiable intangible assets included tradename, customer relationships, non-compete agreements, and peat harvesting rights with useful lives ranging between 1 to 20 years. The estimated fair values of the identifiable intangible assets were determined using an income-based approach, which includes market participant expectations of cash flows that an asset will generate over the remaining useful life discounted to present value using an appropriate discount rate. Included in the purchase price of Fafard is $7.1 million of contingent consideration, the payment of which will depend on the performance of the business through fiscal 2016. Net sales for Fafard included in the Global Consumer segment for fiscal 2015 were $37.8 million.
The Consolidated Financial Statements include the results of operations for these business combinations from the date of each acquisition.

Fiscal 2013
During fiscal 2013, the Company completed several acquisitions within its controls, growing media and Scotts LawnService® businesses that individually and in the aggregate were not significant. The aggregate purchase price of these acquisitions was $7.2 million. The Consolidated Financial Statements include the results of operations for these business combinations from the date of each acquisition.

THE SCOTTS MIRACLE-GRO COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 8.  RETIREMENT PLANS
The Company sponsors a defined contribution 401(k) plan for substantially all U.S. associates. The Company matches 150% of associates’ initial 4% contribution and 50% of their remaining contribution up to 6%. The Company may make additional discretionary profit sharing matching contributions to eligible employees on their initial 4% contribution. The Company recorded charges of $14.1 million, $13.8 million and $13.1 million under the plan in fiscal 2015, fiscal 2014 and fiscal 2013, respectively.
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
The Company sponsors defined benefit pension plans associated with its international businesses in the United Kingdom, Germany, France and the Netherlands. These plans generally cover all associates of the respective businesses, with retirement benefits primarily based on years of service and compensation levels. In fiscal 2013, the Company's remaining obligations were settled for the defined benefit pension plan associated with its Netherlands business. On July 1, 2010, the Company froze its two U.K. defined benefit pension plans and transferred participants to an amended defined contribution plan. Under the frozen defined benefit plans, participants are no longer credited for future service; however, future salary increases will continue to be factored into each participant’s final pension benefit.
In October 2014, the Society of Actuaries released an updated report on mortality tables and a mortality improvement scale to reflect increasing life expectancies in the United States. As of September 30, 2015, the Company revised assumed mortality rates to reflect the updated information, resulting in an increase in the projected benefit obligation.

THE SCOTTS MIRACLE-GRO COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following tables present information about benefit obligations, plan assets, annual expense, assumptions and other information about the Company’s defined benefit pension plans. The defined benefit pension plans are valued using a September 30 measurement date.

	U.S. Defined Benefit Pension Plans		International Defined Benefit Pension Plans
	2015	2014	2015	2014
	(In millions)
Change in projected benefit obligation:
Benefit obligation at beginning of year	$109.2	$106.7	$208.3	$190.7
Service cost	—	—	1.2	1.2
Interest cost	4.0	4.5	7.3	8.3
Actuarial loss	11.4	5.1	4.5	17.7
Benefits paid	(7.3)	(7.1)	(6.4)	(6.5)
Other	—	—	(1.1)	(0.6)
Foreign currency translation	—	—	(15.7)	(2.5)
Projected benefit obligation at end of year	$117.3	$109.2	$198.1	$208.3
Accumulated benefit obligation at end of year	$117.3	$109.2	$192.0	$200.8
Change in plan assets:
Fair value of plan assets at beginning of year	$89.8	$84.3	$166.3	$148.8
Actual return on plan assets	(1.4)	9.2	13.9	16.4
Employer contribution	2.4	3.4	7.4	8.9
Benefits paid	(7.3)	(7.1)	(6.4)	(6.5)
Foreign currency translation	—	—	(11.5)	(0.4)
Other	—	—	(1.1)	(0.9)
Fair value of plan assets at end of year	$83.5	$89.8	$168.6	$166.3
Underfunded status at end of year	$(33.8)	$(19.4)	$(29.5)	$(42.0)
Information for pension plans with an accumulated benefit obligation in excess of plan assets:
Projected benefit obligation	$117.3	$109.2	$198.1	$208.3
Accumulated benefit obligation	117.3	109.2	192.0	200.8
Fair value of plan assets	83.5	89.8	168.6	166.3
Amounts recognized in the Consolidated Balance Sheets consist of:
Noncurrent assets	$—	$—	$2.4	$—
Current liabilities	(0.2)	(0.2)	(0.9)	(1.1)
Noncurrent liabilities	(33.6)	(19.2)	(31.0)	(40.9)
Total amount accrued	$(33.8)	$(19.4)	$(29.5)	$(42.0)
Amounts recognized in accumulated other comprehensive loss consist of:
Actuarial loss	$49.2	$34.3	$57.8	$64.7
Prior service cost	—	—	0.3	0.4
Total amount recognized	$49.2	$34.3	$58.1	$65.1

THE SCOTTS MIRACLE-GRO COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	U.S. Defined Benefit Pension Plans		International Defined Benefit Pension Plans
	2015	2014	2015	2014
	(In millions, except percentage figures)
Total change in other comprehensive loss attributable to:
Pension benefit (loss) gain during the period	$(18.2)	$(1.1)	$0.5	$(10.7)
Reclassification of pension benefit losses to net income	3.3	3.7	1.7	1.4
Foreign currency translation	—	—	4.8	0.7
Total change in other comprehensive loss	$(14.9)	$2.6	$7.0	$(8.6)
Amounts in accumulated other comprehensive loss expected to be recognized as components of net periodic benefit cost in fiscal 2016 are as follows:
Actuarial loss	$1.8		$1.7
Prior service cost	—		—
Amount to be amortized into net periodic benefit cost	$1.8		$1.7
Weighted average assumptions used in development of projected benefit obligation:
Discount rate	3.82%	3.81%	3.52%	3.73%
Rate of compensation increase	n/a	n/a	3.49%	3.65%

	U.S. Defined Benefit Pension Plans			International Defined Benefit Pension Plans
	2015	2014	2013	2015	2014	2013
	(In millions, except percentage figures)
Components of net periodic benefit cost:
Service cost	$—	$—	$—	$1.2	$1.2	$1.2
Interest cost	4.0	4.5	3.8	7.3	8.3	7.8
Expected return on plan assets	(5.4)	(5.2)	(5.2)	(8.9)	(9.4)	(8.7)
Net amortization	3.3	3.7	4.8	1.7	1.4	1.2
Net periodic benefit cost	1.9	3.0	3.4	1.3	1.5	1.5
Curtailment loss (gain)	—	—	—	—	—	(0.5)
Settlement	—	—	—	—	—	(0.5)
Contractual termination benefits	—	—	—	—	0.3	—
Total benefit cost	$1.9	$3.0	$3.4	$1.3	$1.8	$0.5
Weighted average assumptions used in development of net periodic benefit cost:
Discount rate	3.81%	4.32%	3.39%	3.73%	4.32%	4.45%
Expected return on plan assets	6.25%	6.25%	6.25%	5.63%	6.17%	6.52%
Rate of compensation increase	n/a	n/a	n/a	3.7%	3.7%	3.4%

THE SCOTTS MIRACLE-GRO COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	U.S. Defined Benefit Pension Plans	International Defined Benefit Pension Plans
	(In millions, except percentage figures)
Other information:
Plan asset allocations:
Target for September 30, 2016:
Equity securities	25%	32%
Debt securities	70%	66%
Real estate securities	5%	—%
Cash and cash equivalents	—%	—%
Insurance contracts	—%	2%
September 30, 2015:
Equity securities	23%	31%
Debt securities	70%	67%
Real estate securities	4%	—%
Cash and cash equivalents	3%	—%
Insurance contracts	—%	2%
September 30, 2014:
Equity securities	25%	52%
Debt securities	69%	45%
Real estate securities	4%	—%
Cash and cash equivalents	2%	1%
Insurance contracts	—%	2%
Expected Company contributions in fiscal 2016	$3.2	$5.5
Expected future benefit payments:
2016	$7.6	$6.1
2017	7.7	6.4
2018	7.7	6.7
2019	7.7	7.0
2020	7.7	7.3
2021 – 2026	37.8	43.7

THE SCOTTS MIRACLE-GRO COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following tables set forth the fair value of the Company’s pension plan assets, segregated by level within the fair value hierarchy:

	September 30, 2015
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Unobservable Inputs (Level 3)	Total
	(In millions)
U.S. Defined Benefit Pension Plan Assets
Cash and cash equivalents	$2.6	$—	$—	$2.6
Mutual funds—real estate	—	3.5	—	3.5
Mutual funds—equities	—	19.0	—	19.0
Mutual funds—fixed income	—	58.4	—	58.4
Total	$2.6	$80.9	$—	$83.5
International Defined Benefit Pension Plan Assets
Cash and cash equivalents	$0.6	$—	$—	$0.6
Insurance contracts	—	2.6	—	2.6
Mutual funds—equities	—	52.3	—	52.3
Mutual funds—fixed income	—	113.1	—	113.1
Total	$0.6	$168.0	$—	$168.6

	September 30, 2014
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Unobservable Inputs (Level 3)	Total
	(In millions)
U.S. Defined Benefit Pension Plan Assets
Cash and cash equivalents	$2.0	$—	$—	$2.0
Mutual funds—real estate	—	3.7	—	3.7
Mutual funds—equities	—	22.2	—	22.2
Mutual funds—fixed income	—	61.9	—	61.9
Total	$2.0	$87.8	$—	$89.8
International Defined Benefit Pension Plan Assets
Cash and cash equivalents	$1.7	$—	$—	$1.7
Insurance contracts	—	3.0	—	3.0
Mutual funds—equities	—	87.4	—	87.4
Mutual funds—fixed income	—	74.2	—	74.2
Total	$1.7	$164.6	$—	$166.3

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

	2015	2014
	(In millions, except percentage figures)
Change in Accumulated Plan Benefit Obligation (APBO):
Benefit obligation at beginning of year	$32.4	$31.6
Service cost	0.4	0.4
Interest cost	1.3	1.4
Plan participants’ contributions	1.2	1.1
Actuarial loss	2.0	0.7
Benefits paid (net of federal subsidy of $0.3 and $0.3)	(3.1)	(2.9)
Plan changes	(8.2)	0.1
Benefit obligation at end of year	$26.0	$32.4
Change in plan assets:
Fair value of plan assets at beginning of year	$—	$—
Employer contribution	2.2	2.1
Plan participants’ contributions	1.2	1.1
Gross benefits paid	(3.4)	(3.2)
Fair value of plan assets at end of year	$—	$—
Unfunded status at end of year	$(26.0)	$(32.4)
Amounts recognized in the Consolidated Balance Sheets consist of:
Current liabilities	$(2.1)	$(2.3)
Noncurrent liabilities	(23.9)	(30.1)
Total amount accrued	$(26.0)	$(32.4)
Amounts recognized in accumulated other comprehensive loss consist of:
Actuarial loss	$3.4	$1.3
Unamortized prior service cost (credit)	(8.1)	0.1
Total amount recognized	$(4.7)	$1.4
Total change in other comprehensive loss attributable to:
Benefit loss during the period	$2.1	$0.9
Net prior service cost (credit)	(8.2)	0.1
Total change in other comprehensive loss (income)	$(6.1)	$1.0

Discount rate used in development of APBO	4.03%	4.08%

	2015	2014	2013
Components of net periodic benefit cost
Service cost	$0.4	$0.4	$0.5
Interest cost	1.3	1.4	1.3
Amortization of actuarial loss	—	—	0.1
Total postretirement benefit cost	$1.7	$1.8	$1.9

Discount rate used in development of net periodic benefit cost	4.08%	4.54%	3.66%

THE SCOTTS MIRACLE-GRO COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The estimated actuarial loss that will be amortized from accumulated loss into net periodic benefit cost over the next fiscal year is $0.1 million. On January 1, 2016, a plan change will become effective whereby Medicare eligible participants will be covered under a Health Reimbursement Arrangement (“HRA”) and a catastrophic prescription drug plan provided by the Company that will be used by retirees to purchase individual insurance policies that supplement or replace Medicare through a private exchange. This plan change resulted in a decrease in the benefit obligation of $8.2 million.
On December 8, 2003, the Medicare Prescription Drug, Improvement and Modernization Act (the “Act”) became law. The Act provides for a federal subsidy to sponsors of retiree health care benefit plans that provide a prescription drug benefit that is at least actuarially equivalent to the benefit established by the Act. The APBO at September 30, 2015, has been reduced by $0.3 million to reflect the effect of the subsidy. The reduction of service and interest costs and decrease in amortization of the actuarial loss served to reduce net periodic post retirement benefit cost for fiscal 2015, fiscal 2014 and fiscal 2013 by $0.1 million, $0.1 million and $0.3 million, respectively.
For measurement as of September 30, 2015, management has assumed that health care costs will increase at an annual rate of 7.25% in fiscal 2016, and thereafter decreasing 0.25% per year to an ultimate trend rate of 5.00% in 2024. A 1% increase in health cost trend rate assumptions would increase the APBO by $0.1 million as of September 30, 2015 and would decrease the APBO by $0.1 million as of September 30, 2015. A 1% increase or decrease in the health cost trend rate assumptions would not have a material effect on service or interest costs.
The following benefit payments under the plan are expected to be paid by the Company and the retirees for the fiscal years indicated:

	Gross Benefit Payments	Retiree Contributions	Net Company Payments
	(In millions)
2016	$2.5	$(0.4)	$2.1
2017	2.5	(0.5)	2.0
2018	2.5	(0.5)	2.0
2019	2.6	(0.6)	2.0
2020	2.6	(0.6)	2.0
2021 – 2025	12.3	(3.3)	9.0

The Company also provides comprehensive major medical benefits to its associates. The Company is self-insured for certain health benefits up to $0.6 million per occurrence per individual. The cost of such benefits is recognized as expense in the period the claim is incurred. This cost was $32.3 million, $33.8 million and $35.1 million in fiscal 2015, fiscal 2014 and fiscal 2013, respectively.

NOTE 10.  DEBT
The components of long-term debt are as follows:

	September 30,
	2015	2014
	(In millions)
Credit Facilities – Revolving loans	$816.3	$481.8
Senior Notes – 6.625%	200.0	200.0
Master Accounts Receivable Purchase Agreement	122.3	84.0
Other	24.7	18.5
	1,163.3	784.3
Less current portions	134.8	91.9
Long-term debt	$1,028.5	$692.4

THE SCOTTS MIRACLE-GRO COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Company’s debt matures as follows for each of the next five fiscal years and thereafter (in millions):

2016	$134.8
2017	10.5
2018	0.7
2019	816.9
2020	0.4
Thereafter	200.0
$1,163.3

Credit Facilities
On December 20, 2013, the Company entered into a third amended and restated senior secured credit agreement, providing the Company and certain of its subsidiaries with a five-year senior secured revolving loan facility in the aggregate principal amount of up to $1.7 billion (the “former credit facility”). The former credit facility, which was in effect throughout fiscal 2015 and as of September 30, 2015, also provided the Company with the right to seek to increase the credit facility by an aggregate amount of up to $450.0 million, subject to certain specified conditions, including approval from lenders. Under the former credit facility, the Company had the ability to obtain letters of credit up to $75 million. At September 30, 2015, the Company had letters of credit outstanding in the aggregate face amount of $22.7 million, and $861.0 million of availability under the former credit facility, subject to the Company's continued compliance with covenants discussed below. The weighted average interest rates on average borrowings under the former credit facility were 4.0% and 4.8% for fiscal 2015 and fiscal 2014, respectively. In August 2015, the Company paid Monsanto $300 million using a combination of cash and borrowings under the former credit facility.
Subsequent to the end of fiscal 2015, on October 29, 2015, the Company entered into a fourth amended and restated credit agreement (the “new credit agreement”), providing the Company and certain of its subsidiaries with five-year senior secured loan facilities in the aggregate principal amount of $1.9 billion, comprised of a revolving credit facility of $1.6 billion and a term loan in the amount of $300 million (the “new credit facilities”). The new credit agreement also provides the Company with the right to seek additional committed credit under the agreement in an aggregate amount of up to $500 million plus an unlimited additional amount, subject to certain specified financial and other conditions. The new credit agreement replaces the former credit facility, and will terminate on October 29, 2020. Borrowings on the revolving credit facility may be made in various currencies, including U.S. dollars, euro, British pounds, Australian dollars, and Canadian dollars. The terms of the new credit agreement includes representations and warranties, customary affirmative and negative covenants, financial covenants, and events of default. The proceeds of borrowings on the new credit facilities may be used: (i) to finance working capital requirements and other general corporate purposes of the Company and its subsidiaries; and (ii) to refinance the amounts outstanding under the former credit facility.
Under the terms of the former credit facility, loans bear interest, at the Company’s election, at a rate per annum equal to either the ABR or LIBOR (both as defined in the former credit facility) plus the applicable margin. The former credit facility is guaranteed by substantially all of the Company's domestic subsidiaries, and is secured by (i) a perfected first priority security interest in all of the accounts receivable, inventory and equipment of the Company and those of the Company's domestic subsidiaries that are guarantors and (ii) the pledge of all of the capital stock of the Company’s domestic subsidiaries that are guarantors.

The new credit agreement contains, among other obligations, an affirmative covenant regarding the Company’s leverage ratio on the last day of each quarter on and after September 30, 2015, calculated as average total indebtedness, divided by the Company’s earnings before interest, taxes, depreciation and amortization (“EBITDA”), as adjusted pursuant to the terms of the new credit facilities (“Adjusted EBITDA”). The maximum leverage ratio was 4.50 as of September 30, 2015. The Company’s leverage ratio was 2.63 at September 30, 2015. The new credit agreement also includes an affirmative covenant regarding its interest coverage ratio. The interest coverage ratio is calculated as Adjusted EBITDA divided by interest expense, as described in the new credit agreement, and excludes costs related to refinancings. The minimum interest coverage ratio was 3.00 for the twelve months ended September 30, 2015. The Company’s interest coverage ratio was 9.34 for the twelve months ended September 30, 2015. The terms of the new credit agreement allow the Company to make unlimited restricted payments (as defined in the new credit agreement), including increased or one-time dividend payments and Common Share repurchases, so long as the leverage ratio resulting from the making of such restricted payments is 4.00 or less. Otherwise the Company may only make restricted payments in an aggregate amount for each fiscal year not to exceed the amount set forth for such fiscal year ($175.0 million for 2016 and 2017 and $200.0 million for 2018 and in each fiscal year thereafter).

THE SCOTTS MIRACLE-GRO COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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
Senior Notes - 6.625%
On December 16, 2010, Scotts Miracle-Gro issued $200 million aggregate principal amount of 6.625% Senior Notes due 2020 (the “6.625% Senior Notes”). The net proceeds of the offering were used to repay outstanding borrowings under the Company’s then existing credit facilities and for general corporate purposes. The 6.625% Senior Notes represent general unsecured senior obligations of Scotts Miracle-Gro and rank equal in right of payment with the Company’s existing and future unsecured senior debt, including, without limitation, the 7.25% Senior Notes. The 6.625% Senior Notes have interest payment dates of June 15 and December 15 of each year, which began on June 15, 2011, and may be redeemed prior to maturity starting December 2015 at applicable redemption premiums. The 6.625% Senior Notes contain usual and customary covenants. Substantially all of Scotts Miracle-Gro’s domestic subsidiaries serve as guarantors of the 6.625% Senior Notes. The 6.625% Senior Notes mature on December 15, 2020. On November 13, 2015, Scotts Miracle-Gro provided an irrevocable notice to the trustee of its election to redeem all of its outstanding 6.625% Senior Notes for a redemption price of $213.2 million, comprised of $6.6 million of accrued and unpaid interest, $6.6 million of call premium, and $200 million for outstanding principal amount. The $6.6 million call premium charge will be recognized in the Company's first quarter of fiscal 2016. As of September 30, 2015, the Company has classified the $200 million of the 6.625% Senior Notes as long-term debt on the Consolidated Balance Sheet. Additionally, the Company had $2.1 million in unamortized bond issuance costs as of September 30, 2015, which are expected to be written-off in the Company's first quarter of fiscal 2016.
Senior Notes - 6.000%
Subsequent to the end of fiscal 2015, on October 13, 2015, Scotts Miracle-Gro issued $400 million aggregate principal amount of 6.000% Senior Notes due 2023 (the “6.000% Senior Notes”). The net proceeds of the offering were used to repay outstanding borrowings under the former credit facility. The 6.000% Senior Notes represent general unsecured senior obligations and rank equal in right of payment with the Company's existing and future unsecured senior debt. The 6.000% Senior Notes have interest payment dates of April 15 and October 15 of each year, commencing April 15, 2016, and may be redeemed prior to maturity starting October 2018 at applicable redemption premiums. The 6.000% Senior Notes contain usual and customary covenants. The 6.000% Senior Notes mature on October 15, 2023. Substantially all of Scotts Miracle-Gro’s domestic subsidiaries serve as guarantors of the 6.000% Senior Notes.
Master Accounts Receivable Purchase Agreement
The Company maintains a Master Accounts Receivable Purchase Agreement (“MARP Agreement”), which provides for the discretionary sale by the Company, and the discretionary purchase by the participating banks, on a revolving basis, of accounts receivable generated by sales to three specified account debtors in an aggregate amount not to exceed $400 million. The MARP Agreement is subject to renewal by mutual agreement at least annually.
On September 25, 2015, the Company entered into an amended and restated MARP Agreement that provides for the discretionary sale and purchase, on a revolving basis, of certain accounts receivable in an aggregate amount not to exceed $400 million as described above, but adds a commitment period during which the banks will be required to purchase such accounts receivable in an aggregate committed amount not to exceed $160.0 million. The commitment period will begin no earlier than February 20, 2016 and end no later than June 17, 2016, and the commencement and continuation of the commitment period will be subject to, among other things, the absence of any termination event under the MARP Agreement or any default or event of default under our current credit agreement. Under the terms of the amended and restated MARP Agreement, the banks have the opportunity to purchase those accounts receivable offered by the Company at a discount (from the agreed base value thereof) effectively equal to the one-week LIBOR plus 0.75%. The MARP Agreement has a termination date of August 26, 2016. The Company accounts for the sale of receivables under its MARP Agreement as short-term debt and continues to carry the receivables on its Consolidated Balance Sheet, primarily as a result of the Company’s right to repurchase receivables sold. There were $122.3 million and $84.0 million in short-term borrowings under the MARP Agreement as of September 30, 2015 and September 30, 2014, respectively. As of September 30, 2015, there was $2.8 million of availability under the MARP Agreement. The carrying

THE SCOTTS MIRACLE-GRO COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

value of the receivables pledged as collateral was $152.9 million and $113.7 million as of September 30, 2015 and September 30, 2014, respectively.
Interest Rate Swap Agreements
The Company has outstanding interest rate swap agreements with major financial institutions that effectively convert a portion of the Company's variable-rate debt to a fixed rate. The swap agreements had a total U.S. dollar equivalent notional amount of $1,300 million at September 30, 2015 and September 30, 2014. Interest payments made between the effective date and expiration date are hedged by the swap agreements, except as noted below. The notional amount, effective date, expiration date and rate of each of these swap agreements are shown in the table below.

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
Estimated Fair Values
A description of the methods and assumptions used to estimate the fair values of the Company’s debt instruments is as follows:
Credit Facility
The interest rate currently available to the Company fluctuates with the applicable LIBOR rate, prime rate or Federal Funds Effective Rate and thus the carrying value is a reasonable estimate of fair value. The fair value measurement for the former credit facility was classified in Level 2 of the fair value hierarchy.
6.625% Senior Notes
The fair value of the 6.625% Senior Notes was determined based on the trading value of the 6.625% Senior Notes in the open market. The difference between the carrying value and the fair value of the 6.625% Senior Notes represents the premium or discount on that date. The fair value for the 6.625% Senior Notes was classified in Level 1 of the fair value hierarchy.
On November 13, 2015, Scotts Miracle-Gro provided an irrevocable notice to the trustee of its election to redeem all of its outstanding 6.625% Senior Notes for a redemption price of $213.2 million, comprised of $6.6 million of accrued and unpaid interest, $6.6 million of call premium, and $200 million for outstanding principal amount.

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

The estimated fair values of the Company’s debt instruments are as follows:

	Year Ended September 30,
	2015		2014
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(In millions)
Revolving loans	$816.3	$816.3	$481.8	$481.8
Senior Notes – 6.625%	200.0	206.3	200.0	212.5
Master Accounts Receivable Purchase Agreement	122.3	122.3	84.0	84.0
Other	24.7	24.7	18.5	18.5
Weighted Average Interest Rate
The weighted average interest rates on the Company's debt were 4.2% and 5.0% for fiscal 2015 and fiscal 2014, respectively. The decline in the weighted average interest rate is due to the reduced rates under the former credit facility and the redemption of the 7.25% Senior Notes.

NOTE 11.  SHAREHOLDERS’ EQUITY
Authorized and issued shares consisted of the following:

September 30,
	2015	2014
(In millions)
Preferred shares, no par value:
Authorized	0.2 shares	0.2 shares
Issued	0.0 shares	0.0 shares
Common shares, no par value, $.01 stated value per share:
Authorized	100.0 shares	100.0 shares
Issued	68.1 shares	68.1 shares

In fiscal 1995, The Scotts Company merged with Stern’s Miracle-Gro Products, Inc. (“Miracle-Gro”). At September 30, 2015, the former shareholders of Miracle-Gro, including the Hagedorn Partnership L.P., owned approximately 26% of Scotts Miracle-Gro’s outstanding Common Shares and, thus, have the ability to significantly influence the election of directors and other actions requiring the approval of Scotts Miracle-Gro’s shareholders.
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
In August 2010, the Scotts Miracle-Gro Board of Directors authorized the repurchase of up to $500 million of Common Shares over a four-year period through September 30, 2014. In May 2011, the Scotts Miracle-Gro Board of Directors authorized the repurchase of up to an additional $200 million of Common Shares, resulting in authority to repurchase a total of up to $700 million of Common Shares through September 30, 2014. From the inception of this share repurchase program in the fourth quarter of fiscal 2010 through its expiration on September 30, 2014, Scotts Miracle-Gro repurchased 9.9 million Common Shares for $521.2 million to be held in treasury. Common Shares held in treasury totaling 0.9 million and 0.8 million were reissued in support of

THE SCOTTS MIRACLE-GRO COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

share-based compensation awards and employee purchases under the employee stock purchase plan during fiscal 2015 and fiscal 2014, respectively.
In August 2014, the Scotts Miracle-Gro Board of Directors authorized the repurchase of up to $500 million of Common Shares over a four-year period through September 30, 2019. The authorization provides the Company with flexibility to purchase Common Shares from time to time in open market purchases or through privately negotiated transactions. All or part of the repurchases may be made under Rule 10b5-1 plans, which the Company may enter into from time to time and which enable the repurchases to occur on a more regular basis, or pursuant to accelerated share repurchases. The share repurchase authorization, which expires September 30, 2019, may be suspended or discontinued at any time, and there can be no guarantee as to the timing or amount of any repurchases. From the inception of this share repurchase program in the fourth quarter of fiscal 2014 through September 30, 2015, Scotts Miracle-Gro repurchased approximately 0.2 million Common Shares for $14.8 million.
In August 2014, the Scotts Miracle-Gro Board of Directors also authorized a special one-time cash dividend of $2.00 per Common Share that was paid on September 17, 2014. The payment of the special one-time cash dividend required Scotts Miracle-Gro to adjust the number of Common Shares subject to stock options outstanding under the Scotts Miracle-Gro share-based awards programs, as well as the price at which the awards may be exercised. The adjustments to the outstanding awards resulted in an increase in the number of Common Shares subject to outstanding stock options in an aggregate amount of 0.1 million Common Shares. The methodology used to adjust the awards was consistent with Internal Revenue Code (IRC) Section 409A and the then-proposed regulations promulgated thereunder and IRC Section 424 and the regulations promulgated thereunder, compliance with which was necessary to avoid adverse tax consequences for the holder of an award. Such methodology also resulted in a fair value for the adjusted awards post-dividend equal to that of the unadjusted awards pre-dividend, with the result that there was no additional compensation expense in accordance with the accounting for modifications to awards under ASC 718.
Share-Based Awards
Scotts Miracle-Gro grants share-based awards annually to officers and certain other employees of the Company and non-employee directors of Scotts Miracle-Gro. The share-based awards have consisted of stock options, restricted stock, restricted stock units, deferred stock units and performance-based awards. Stock appreciation rights (“SARs”) have been granted, though not in recent years. SARs result in less dilution than stock options as the SAR holder receives a net share settlement upon exercise. All of these share-based awards have been made under plans approved by the shareholders. Generally, employee share-based awards provide for three-year cliff vesting. Vesting for non-employee director awards varies based on the length of service and age of each director at the time of the award. Vesting of performance-based awards is dependent on service and achievement of specified performance targets. Share-based awards are forfeited if a holder terminates employment or service with the Company prior to the vesting date. The Company estimates that 20% of its share-based awards will be forfeited based on an analysis of historical trends. This assumption is re-evaluated on an annual basis and adjusted as appropriate. Stock options and SAR awards have exercise prices equal to the market price of the underlying Common Shares on the date of grant with a term of 10 years. If available, Scotts Miracle-Gro will typically use treasury shares, or if not available, newly-issued Common Shares, in satisfaction of its share-based awards.
A maximum of 23.1 million Common Shares are available for issuance under share-based award plans. At September 30, 2015, approximately 2.4 million Common Shares were not subject to outstanding awards and were available to underlie the grant of new share-based awards.
The following is a recap of the share-based awards granted during the periods indicated:

	Year Ended September 30,
	2015	2014	2013
Employees
Options	440,690	—	—
Restricted stock units	78,463	112,315	178,030
Performance units	78,352	161,229	178,321
Board of Directors
Deferred stock units	29,913	38,418	33,253
Options due to special $2.00 dividend	—	98,186	—
Total share-based awards	627,418	311,962	389,604
Aggregate fair value at grant dates (in millions)	$17.0	$17.5	$17.5

THE SCOTTS MIRACLE-GRO COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Total share-based compensation was as follows for the periods indicated:

	Year Ended September 30,
	2015	2014	2013
	(In millions)
Share-based compensation	$13.2	$11.1	$10.3
Tax benefit recognized	5.1	3.9	3.9
As of September 30, 2015, total unrecognized compensation cost related to non-vested share-based awards amounted to $10.9 million. This cost is expected to be recognized over a weighted-average period of 1.7 years. The tax benefit realized from the tax deductions associated with the exercise of share-based awards and the vesting of restricted stock totaled $12.1 million for fiscal 2015.
On March 30, 2015, Scotts Miracle-Gro issued 0.2 million Common Shares (which represented a carrying value of $8.3 million) out of its treasury shares for payment of the acquisition of Vermicrop.
Stock Options/SARs
Aggregate stock option and SAR activity consisted of the following for fiscal 2015 (options/SARs in millions):

	No. of Options/SARs	WTD. Avg. Exercise Price
Beginning balance	2.0	$38.26
Granted	0.4	63.60
Exercised	(0.6)	38.23
Forfeited	—	—
Ending balance	1.8	44.38
Exercisable	1.3	38.23
At September 30, 2015, the Company expects 0.4 million of the remaining unexercisable stock options (after forfeitures), with a weighted-average exercise price of $63.63 and average remaining term of 9.3 years, to vest in the future. These options had an intrinsic value of zero as of September 30, 2015 as the weighted-average exercise price was greater than the period end stock price. The following summarizes certain information pertaining to stock option and SAR awards outstanding and exercisable at September 30, 2015 (options/SARs in millions):

	Awards Outstanding			Awards Exercisable
Range of Exercise Price	No. of Options/ SARs	WTD. Avg. Remaining Life	WTD. Avg. Exercise Price	No. of Options/ SARS	WTD. Avg. Remaining Life	WTD. Avg. Exercise Price
$20.59 – $27.31	0.3	3.01	$20.59	0.2	3.01	$20.59
$29.30 – $36.86	0.4	1.53	36.43	0.4	1.53	36.43
$38.81 – $49.19	0.7	5.20	45.26	0.7	5.20	45.26
$63.43 – $67.40	0.4	9.34	63.60	—	—	—
	1.8	5.05	$44.38	1.3	3.67	$38.23

The intrinsic value of the stock option and SAR awards outstanding and exercisable at September 30, 2015 were as follows (in millions):

2015
Outstanding	$30.4
Exercisable	30.4

THE SCOTTS MIRACLE-GRO COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The grant date fair value of stock option awards is estimated using a binomial model and the assumptions in the following table. Expected market price volatility is based on implied volatilities from traded options on Common Shares and historical volatility specific to the Common Shares. Historical data, including demographic factors impacting historical exercise behavior, is used to estimate stock option exercises and employee terminations within the valuation model. The risk-free rate for periods within the contractual life (normally ten years) of the stock option is based on the U.S. Treasury yield curve in effect at the time of grant. The expected life of stock options is based on historical experience and expectations for grants outstanding. The weighted average assumptions for awards granted in fiscal 2015 are as follows:

2015
Expected market price volatility	26.6%
Risk-free interest rates	1.3%
Expected dividend yield	2.8%
Expected life of stock options in years	6.0
Estimated weighted-average fair value per stock option	$11.51

The total intrinsic value of stock options exercised was $16.3 million, $21.3 million and $8.1 million during fiscal 2015, fiscal 2014 and fiscal 2013, respectively. Cash received from the exercise of stock options for fiscal 2015, fiscal 2014 and fiscal 2013 was $24.3 million, $20.0 million and $13.3 million, respectively.
Restricted share-based awards
Restricted share-based award activity (including restricted stock, restricted stock units and deferred stock units) was as follows:

	No. of Shares	WTD. Avg. Grant Date Fair Value per Share
Awards outstanding at September 30, 2012	497,199	$45.75
Granted	211,283	44.80
Vested	(251,855)	40.87
Forfeited	(46,976)	53.54
Awards outstanding at September 30, 2013	409,651	47.36
Granted	150,733	59.35
Vested	(81,597)	41.88
Forfeited	(44,895)	47.43
Awards outstanding at September 30, 2014	433,892	52.55
Granted	108,376	63.85
Vested	(135,562)	47.33
Forfeited	(25,197)	58.44
Awards outstanding at September 30, 2015	381,509	57.22

The total fair value of restricted stock units and deferred stock units vested was $6.2 million, $3.4 million and $10.3 million during fiscal 2015, fiscal 2014 and fiscal 2013, respectively.

THE SCOTTS MIRACLE-GRO COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Performance-based awards
Performance-based award activity was as follows:

	No. of Units	WTD. Avg. Grant Date Fair Value per Unit
Awards outstanding at September 30, 2012	153,909	$45.48
Granted	178,321	45.06
Vested	—	—
Forfeited	(70,313)	46.62
Awards outstanding at September 30, 2013	261,917	46.81
Granted	161,229	59.39
Vested	—	—
Forfeited	(111,897)	53.24
Awards outstanding at September 30, 2014	311,249	51.21
Granted	78,352	63.36
Vested	(49,467)	47.66
Forfeited	(910)	47.66
Awards outstanding at September 30, 2015	339,224	54.86

NOTE 12.  EARNINGS PER COMMON SHARE
Basic income per Common Share is computed by dividing income attributable to controlling interest from continuing operations, income (loss) from discontinued operations or net income attributable to controlling interest by the weighted average number of Common Shares outstanding. Diluted income per Common Share is computed by dividing income attributable to controlling interest from continuing operations, income (loss) from discontinued operations or net income attributable to controlling interest by the weighted average number of Common Shares outstanding plus all potentially dilutive securities outstanding each period. Stock options with exercise prices greater than the average market price of the underlying Common Shares are excluded from the computation of diluted income per Common Share because they are out-of-the-money and the effect of their inclusion would be anti-dilutive. The number of Common Shares covered by out-of-the-money options was 0.3 million, 0.0 million and 0.8 million for the years ended September 30, 2015, 2014 and 2013, respectively. The following table presents information necessary to calculate basic and diluted income per Common Share.

THE SCOTTS MIRACLE-GRO COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Year Ended September 30,
	2015	2014	2013
	(In millions, except per share data)
Income attributable to controlling interest from continuing operations	$159.8	$165.7	$159.4
Income from discontinued operations	—	0.8	1.7
Net income attributable to controlling interest	$159.8	$166.5	$161.1
BASIC EARNINGS PER COMMON SHARE:
Weighted-average Common Shares outstanding during the period	61.1	61.6	61.7
Income from continuing operations	$2.62	$2.69	$2.58
Income from discontinued operations	—	0.01	0.03
Net income	$2.62	$2.70	$2.61
DILUTED EARNINGS PER COMMON SHARE:
Weighted-average Common Shares outstanding during the period	61.1	61.6	61.7
Dilutive potential Common Shares	1.1	1.1	0.9
Weighted-average number of Common Shares outstanding and dilutive potential Common Shares	62.2	62.7	62.6
Income from continuing operations	$2.57	$2.64	$2.55
Income from discontinued operations	—	0.01	0.02
Net income	$2.57	$2.65	$2.57

NOTE 13.  INCOME TAXES
The provision (benefit) for income taxes allocated to continuing operations consisted of the following:

	Year Ended September 30,
	2015	2014	2013
	(In millions)
Current:
Federal	$72.4	$67.0	$55.0
State	9.5	8.6	7.4
Foreign	2.2	3.5	4.4
Total Current	84.1	79.1	66.8
Deferred:
Federal	0.8	10.8	24.0
State	1.2	1.4	1.2
Foreign	(0.7)	(0.1)	(0.1)
Total Deferred	1.3	12.1	25.1
Provision for income taxes	$85.4	$91.2	$91.9

The domestic and foreign components of income from continuing operations before income taxes were as follows:

	Year Ended September 30,
	2015	2014	2013
	(In millions)
Domestic	$217.7	$231.0	$236.5
Foreign	26.4	25.6	14.8
Income from continuing operations before income taxes	$244.1	$256.6	$251.3

THE SCOTTS MIRACLE-GRO COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

A reconciliation of the federal corporate income tax rate and the effective tax rate on income from continuing operations before income taxes is summarized below:

	Year Ended September 30,
	2015	2014	2013
Statutory income tax rate	35.0%	35.0%	35.0%
Effect of foreign operations	(0.5)	1.5	0.8
State taxes, net of federal benefit	3.1	2.7	2.9
Domestic Production Activities Deduction permanent difference	(3.1)	(2.7)	(2.1)
Effect of other permanent differences	0.1	0.2	0.8
Research and Experimentation and other federal tax credits	(0.2)	(0.8)	(0.3)
Resolution of prior tax contingencies	0.4	0.2	0.2
Other	0.2	(0.5)	(0.7)
Effective income tax rate	35.0%	35.6%	36.6%

Deferred income taxes arise from temporary differences between financial reporting and tax reporting bases of assets and liabilities, and operating loss and tax credit carryforwards for tax purposes. The components of the deferred income tax assets and liabilities were as follows:

	September 30,
	2015	2014
	(In millions)
DEFERRED TAX ASSETS
Inventories	$14.1	$14.7
Accrued liabilities	71.6	59.7
Postretirement benefits	30.3	32.4
Accounts receivable	8.3	7.2
State NOL carryovers	1.0	1.3
Foreign NOL carryovers	45.0	48.2
Foreign tax credit carryovers	8.6	4.6
Interest rate swaps	4.9	4.2
Other	3.3	3.1
Gross deferred tax assets	187.1	175.4
Valuation allowance	(45.8)	(48.3)
Total deferred tax assets	141.3	127.1
DEFERRED TAX LIABILITIES
Property, plant and equipment	(59.7)	(59.2)
Intangible assets	(114.8)	(106.6)
Other	(14.0)	(9.5)
Total deferred tax liabilities	(188.5)	(175.3)
Net deferred tax liability	$(47.2)	$(48.2)

The net current and non-current components of deferred income taxes recognized in the Consolidated Balance Sheets were:

	September 30,
	2015	2014
	(In millions)
Net current deferred tax assets (classified with prepaid and other assets)	$78.2	$72.2
Net non-current deferred tax liabilities (classified with other liabilities)	(125.4)	(120.4)
Net deferred tax liability	$(47.2)	$(48.2)

THE SCOTTS MIRACLE-GRO COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

GAAP requires that a valuation allowance be recorded against a deferred tax asset if it is more likely than not that the tax benefit associated with the asset will not be realized in the future. As shown in the table above, valuation allowances were recorded against $45.8 million and $48.3 million of deferred tax assets as of September 30, 2015, and September 30, 2014, respectively. Most of these valuation allowances relate to certain foreign net operating losses, as explained further below.
The Company has elected to treat certain foreign entities as disregarded entities for U.S. tax purposes, which results in their net income or loss being recognized currently in the Company’s U.S. tax return. As such, the tax benefit of net operating losses available for foreign statutory tax purposes has already been recognized for U.S. purposes. Accordingly, a full valuation allowance is required on the tax benefit of these net operating losses on global consolidation. The foreign net operating losses of these foreign disregarded entities were $169.9 million at September 30, 2015, the majority of which have indefinite carryforward periods. The statutory tax benefit of these net operating loss carryovers, and related full valuation allowances thereon, amounted to $41.2 million and $45.5 million for the years ended September 30, 2015 and September 30, 2014, respectively.
Foreign net operating losses of certain controlled foreign corporations were $14.1 million as of September 30, 2015, the majority of which have indefinite carryforward periods. Due to a history of losses in these entities, a full valuation allowance has also been placed against the statutory tax benefit associated with all but an immaterial amount of these losses amounting to $3.4 million and $2.7 million at September 30, 2015 and September 30, 2014, respectively.
Foreign tax credits were $8.6 million and $4.6 million at September 30, 2015 and September 30, 2014, respectively. A valuation allowance in the amount of $0.8 million has been established against those foreign tax credits the Company does not expect to utilize prior to their expiration.
State net operating losses were $13.5 million as of September 30, 2015, with carryforward periods ranging from 5 to 20 years. Any losses not utilized within a specific state’s carryforward period will expire. Tax benefits associated with state tax credits will expire if not utilized and amounted to $0.6 million at both September 30, 2015 and September 30, 2014. No valuation allowance has been placed against these net operating losses as the Company should fully utilize them within their respective carryover periods. A valuation allowance in the amount of $0.2 million has been established related to state credits the Company does not expect to utilize.
Deferred taxes have not been provided on unremitted earnings of $146.0 million for certain foreign subsidiaries and foreign corporate joint ventures as such earnings have been indefinitely reinvested. These foreign entities held cash and cash equivalents of $55.1 million and $59.9 million at September 30, 2015 and September 30, 2014, respectively. Our current plans do not demonstrate a need to, nor do we have plans to, repatriate the retained earnings from these subsidiaries as the earnings are indefinitely reinvested. In the future, if we determine it is necessary to repatriate these funds, or we sell or liquidate any of these subsidiaries, we may be required to pay associated taxes on the repatriation. We may also be required to withhold foreign taxes depending on the foreign jurisdiction from which the funds are repatriated. The effective rate of tax on such repatriations may materially differ from the federal statutory tax rate and could have a material impact on tax expense in the year of repatriation; however, the Company cannot reasonably estimate the amount of such a tax event.
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
The Company had $9.2 million, $11.2 million and $6.7 million of gross unrecognized tax benefits related to uncertain tax positions at September 30, 2015, 2014 and 2013, respectively. Included in the September 30, 2015, 2014 and 2013 balances were $6.6 million, $8.5 million and $6.7 million, respectively, of unrecognized tax benefits that, if recognized, would have an impact on the effective tax rate.

THE SCOTTS MIRACLE-GRO COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

A reconciliation of the unrecognized tax benefits is as follows:

	Year Ended September 30,
	2015	2014	2013
	(In millions)
Balance at beginning of year	$11.2	$6.7	$7.0
Additions for tax positions of the current year	0.2	0.2	0.3
Additions for tax positions of prior years	4.1	7.6	4.3
Reductions for tax positions of prior years	(3.2)	(2.7)	(3.8)
Settlements with tax authorities	(2.7)	—	(0.4)
Expiration of statutes of limitation	(0.4)	(0.6)	(0.7)
Balance at end of year	$9.2	$11.2	$6.7

The Company continues to recognize accrued interest and penalties related to unrecognized tax benefits as a component of the provision for income taxes. As of September 30, 2015, 2014 and 2013, respectively, the Company had $1.8 million, $1.8 million and $1.8 million accrued for the payment of interest that, if recognized, would impact the effective tax rate. As of September 30, 2015, 2014 and 2013, respectively, the Company had $0.7 million, $0.6 million and $0.7 million accrued for the payment of penalties that, if recognized, would impact the effective tax rate. For the fiscal year ended September 30, 2015, the Company recognized no material tax interest and tax penalties in its Consolidated Statement of Operations.
Scotts Miracle-Gro or one of its subsidiaries files income tax returns in the U.S. federal jurisdiction and various state, local and foreign jurisdictions. With few exceptions, which are discussed further below, the Company is no longer subject to examination by these tax authorities for fiscal years prior to 2012. The Company is currently under examination by the Internal Revenue Service and certain foreign and U.S. state and local tax authorities. The U.S. federal examination is limited to fiscal year 2011 and is expected to close in fiscal year 2016. Regarding the foreign jurisdictions, a German audit commenced in the third quarter of 2015 covering fiscal years 2009 through 2012. Additionally, a Chinese (Wuhan) audit commenced in the fourth quarter of 2015 covering fiscal years 2011 through 2014. In regard to the multiple U.S. state and local audits, the tax periods under examination are limited to fiscal 2008 through fiscal 2013. In addition to the aforementioned audits, certain other tax deficiency notices and refund claims for previous years remain unresolved.
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
Exchange Rate Risk Management
The Company uses currency forward contracts to manage the exchange rate risk associated with intercompany loans with foreign subsidiaries that are denominated in local currencies. At September 30, 2015, the notional amount of outstanding currency forward contracts was $52.3 million, with a negative fair value of $0.7 million. At September 30, 2014, the notional amount of outstanding currency forward contracts was $149.0 million, with a negative fair value of $0.1 million. The fair value of currency forward contracts is determined using forward rates in commonly quoted intervals for the full term of the contracts. The outstanding contracts will mature over fiscal year 2016.

THE SCOTTS MIRACLE-GRO COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Interest Rate Risk Management
The Company enters into interest rate swap agreements as a means to hedge its variable interest rate risk on debt instruments. Net amounts to be received or paid under the swap agreements are reflected as adjustments to interest expense. Since the interest rate swap agreements have been designated as hedging instruments, unrealized gains or losses resulting from adjusting these swaps to fair value are recorded as elements of accumulated other comprehensive income (loss) (“AOCI”) within the Consolidated Balance Sheets except for any ineffective portion of the change in fair value, which is immediately recorded in interest expense. The fair value of the swap agreements is determined based on the present value of the estimated future net cash flows using implied rates in the applicable yield curve as of the valuation date. On December 20, 2013, in conjunction with entering into the former credit facility, the Company recognized hedge ineffectiveness of $2.0 million which was recorded to interest expense.
At September 30, 2015 and 2014, the Company has outstanding interest rate swap agreements with major financial institutions that effectively convert a portion of the Company’s variable-rate debt to a fixed rate. The swap agreements had a total U.S. dollar equivalent notional amount of $1,300.0 million at September 30, 2015 and 2014. Refer to “NOTE 10. DEBT” for the terms of the swap agreements outstanding at September 30, 2015. Included in the AOCI balance at September 30, 2015 was a loss of $5.2 million related to interest rate swap agreements that is expected to be reclassified to earnings during the next twelve months, consistent with the timing of the underlying hedged transactions.
Commodity Price Risk Management
The Company enters into hedging arrangements designed to fix the price of a portion of its projected future urea requirements. The contracts are designated as hedges of the Company’s exposure to future cash flow fluctuations associated with the cost of urea. The objective of the hedges is to mitigate the earnings and cash flow volatility attributable to the risk of changing prices. Since the contracts have been designated as hedging instruments, unrealized gains or losses resulting from adjusting these contracts to fair value are recorded as elements of AOCI within the Consolidated Balance Sheets. Realized gains or losses remain as a component of AOCI until the related inventory is sold. Upon sale of the underlying inventory, the gain or loss is reclassified to cost of sales. Included in the AOCI balance at September 30, 2015 was a loss of $0.2 million related to urea derivatives that is expected to be reclassified to earnings during the next twelve months, consistent with the timing of the underlying hedged transactions.
The Company also uses derivatives to partially mitigate the effect of fluctuating diesel and gasoline costs on operating results. Any such derivatives that do not qualify for hedge accounting treatment in accordance with GAAP are recorded at fair value, with unrealized gains and losses on open contracts and realized gains or losses on settled contracts recorded as an element of cost of sales. Unrealized gains or losses in the fair value of contracts that do qualify for hedge accounting are recorded in AOCI except for any ineffective portion of the change in fair value, which is immediately recorded in earnings. For the effective portion of the change in fair value, realized gains or losses remain as a component of AOCI until the related fuel is consumed. Upon consumption of the fuel, the gain or loss is reclassified to cost of sales. At September 30, 2015, there were no amounts included within AOCI related to fuel derivatives.
The Company had the following outstanding commodity contracts that were entered into to hedge forecasted purchases:

September 30,
	2015	2014
Commodity
Urea	52,500 tons	58,500 tons
Diesel	5,754,000 gallons	5,250,000 gallons
Gasoline	504,000 gallons	462,000 gallons
Heating Oil	2,772,000 gallons	4,494,000 gallons

THE SCOTTS MIRACLE-GRO COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Fair Values of Derivative Instruments
The fair values of the Company’s derivative instruments were as follows:

	Assets / (Liabilities)
		2015	2014
Derivatives Designated As Hedging Instruments	Balance Sheet Location	Fair Value
		(In millions)
Interest rate swap agreements	Other assets	$—	$4.0
	Other current liabilities	(8.8)	(10.3)
	Other liabilities	(4.6)	(5.2)
Commodity hedging instruments	Other current liabilities	(1.3)	(0.6)
Total derivatives designated as hedging instruments		$(14.7)	$(12.1)

Derivatives Not Designated As Hedging Instruments	Balance Sheet Location
Currency forward contracts	Other current liabilities	$(0.7)	$(0.1)
Commodity hedging instruments	Other current liabilities	(3.9)	(1.3)
Total derivatives not designated as hedging instruments		$(4.6)	$(1.4)
Total derivatives		$(19.3)	$(13.5)
The effect of derivative instruments on AOCI and the Consolidated Statements of Operations for the years ended September 30 was as follows:

	Amount of Gain/(Loss) Recognized in AOCI
Derivatives in Cash Flow Hedging Relationships	2015	2014
	(In millions)
Interest rate swap agreements	$(7.7)	$(6.6)
Commodity hedging instruments	(0.9)	1.7
Total	$(8.6)	$(4.9)

	Reclassified From AOCI Into	Amount of Gain/(Loss)
Derivatives in Cash Flow Hedging Relationships	Statement of Operations	2015	2014
		(In millions)
Interest rate swap agreements	Interest expense	$(6.5)	$(10.0)
Commodity hedging instruments	Cost of sales	—	0.5
Total		$(6.5)	$(9.5)

		Amount of Gain/(Loss)
Derivatives not Designated As Hedging Instruments	Recognized in Statement of Operations	2015	2014
		(In millions)
Currency forward contracts	Other income, net	$8.1	$(0.7)
Commodity hedging instruments	Cost of sales	(11.4)	(1.0)
Total		$(3.3)	$(1.7)

THE SCOTTS MIRACLE-GRO COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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
These derivative instruments are classified within Level 2 of the valuation hierarchy and are included within other assets and other liabilities in the Company's Consolidated Balance Sheets, except for derivative instruments expected to be settled within the next 12 months, which are included within prepaid and other current assets and other current liabilities.
Cash Equivalents
Cash equivalents consist of highly liquid financial instruments with original maturities of three months or less. The carrying value of these cash equivalents approximates fair value due to their short-term maturities.
Other
Other financial assets consist of investment securities in non-qualified retirement plan assets. These securities are valued using observable market prices in active markets.

THE SCOTTS MIRACLE-GRO COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table presents the Company’s financial assets and liabilities measured at fair value on a recurring basis at September 30, 2015:

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Unobservable Inputs (Level 3)	Total
	(In millions)
Assets
Cash equivalents	$28.6	$—	$—	$28.6
Other	8.9	—	—	8.9
Total	$37.5	$—	$—	$37.5
Liabilities
Derivatives
Interest rate swap agreements	$—	$(13.4)	$—	$(13.4)
Currency forward contracts	—	(0.7)	—	(0.7)
Commodity hedging instruments	—	(5.2)	—	(5.2)
Total	$—	$(19.3)	$—	$(19.3)
The following table presents the Company’s financial assets and liabilities measured at fair value on a recurring basis at September 30, 2014:

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Unobservable Inputs (Level 3)	Total
	(In millions)
Assets
Cash equivalents	$32.0	$—	$—	$32.0
Derivatives
Interest rate swap agreements	—	4.0	—	4.0
Other	8.9	—	—	8.9
Total	$40.9	$4.0	$—	$44.9
Liabilities
Derivatives
Interest rate swap agreements	$—	$(15.5)	$—	$(15.5)
Currency forward contracts	—	(0.1)	—	(0.1)
Commodity hedging instruments	—	(1.9)	—	(1.9)
Total	$—	$(17.5)	$—	$(17.5)

As of September 30, 2015, there were no non-financial assets or liabilities measured at fair-value on a non-recurring basis. The following presents the Company’s non-financial assets and liabilities measured at fair value on a non-recurring basis at September 30, 2014 and describes the valuation methodologies used for non-financial assets and liabilities measured at fair value, as well as the general classification within the valuation hierarchy:

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Unobservable Inputs (Level 3)	Total Losses
	(In millions)
Ortho® brands and sub-brands	$—	$—	$92.3	$33.7

THE SCOTTS MIRACLE-GRO COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

As a result of the Company's impairment review performed in the third quarter of fiscal 2014, the Company recognized an impairment charge for a non-recurring fair value adjustment of $33.7 million within the Global Consumer segment related to the Ortho® brand. The remaining fair value of the indefinite-lived Ortho® brand and sub-brands was $92.3 million. The fair value was calculated based upon the evaluation of the historical performance and future growth of the Ortho® business using a royalty savings methodology similar to that employed when the associated business was acquired with updated estimates of sales, cash flow and profitability.

NOTE 16.  OPERATING LEASES
The Company leases certain property and equipment from third parties under various non-cancelable operating lease agreements. Certain lease agreements contain renewal and purchase options. The lease agreements generally require that the Company pay taxes, insurance and maintenance expenses related to the leased assets. Future minimum lease payments for non-cancelable operating leases at September 30, 2015, were as follows (in millions):

2016	$50.4
2017	43.2
2018	36.5
2019	31.1
2020	24.1
Thereafter	43.2
Total future minimum lease payments	$228.5

The Company also leases certain vehicles (primarily cars and light trucks) under agreements that are cancelable after the first year, but typically continue on a month-to-month basis until canceled by the Company. The vehicle leases and certain other non-cancelable operating leases contain residual value guarantees that create a contingent obligation on the part of the Company to compensate the lessor if the leased asset cannot be sold for an amount in excess of a specified minimum value at the conclusion of the lease term. If all such vehicle leases had been canceled as of September 30, 2015, the Company’s residual value guarantee would have approximated $6.4 million.
Other residual value guarantee amounts that apply at the conclusion of non-cancelable lease terms are as follows:

	Amount of Guarantee	Lease Termination Date
	(In millions)
Scotts LawnService® vehicles	$1.6	2019 - 2022
Corporate aircraft	27.0	2019

Rent expense for fiscal 2015, fiscal 2014 and fiscal 2013 totaled $76.5 million, $71.2 million and $61.9 million, respectively.

NOTE 17.  COMMITMENTS
The Company has the following unconditional purchase obligations due during each of the next five fiscal years that have not been recognized in the Consolidated Balance Sheet at September 30, 2015 (in millions):

2016	$134.2
2017	42.3
2018	27.4
2019	7.9
2020	1.6
Thereafter	—
$213.4

Purchase obligations primarily represent commitments for materials used in the Company’s manufacturing processes, as well as commitments for warehouse services, grass seed and out-sourced information services. In addition, the Company leases

THE SCOTTS MIRACLE-GRO COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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
Regulatory Matters
At September 30, 2015, $5.6 million was accrued in the “Other liabilities” line in the Consolidated Balance Sheet for environmental actions, the majority of which are for site remediation. The amounts accrued are believed to be adequate to cover such known environmental exposures based on current facts and estimates of likely outcomes. Although it is reasonably possible that the costs to resolve such known environmental exposures will exceed the amounts accrued, any variation from accrued amounts is not expected to be material.
Other
The Company has been named as a defendant in a number of cases alleging injuries that the lawsuits claim resulted from exposure to asbestos-containing products, apparently based on the Company’s historic use of vermiculite in certain of its products. In many of these cases, the complaints are not specific about the plaintiffs’ contacts with the Company or its products. The cases vary, but complaints in these cases generally seek unspecified monetary damages (actual, compensatory, consequential and punitive) from multiple defendants. The Company believes that the claims against it are without merit and is vigorously defending against them. It is not currently possible to reasonably estimate a probable loss, if any, associated with these cases and, accordingly, no reserves have been recorded in the Company's Consolidated Financial Statements. The Company is reviewing agreements and policies that may provide insurance coverage or indemnity as to these claims and is pursuing coverage under some of these agreements and policies, although there can be no assurance of the results of these efforts. There can be no assurance that these cases, whether as a result of adverse outcomes or as a result of significant defense costs, will not have a material effect on the Company’s financial condition, results of operations or cash flows.
In connection with the sale of wild bird food products that were the subject of a voluntary recall in 2008, the Company has been named as a defendant in four putative class actions filed on and after June 27, 2012, which have now been consolidated in the United States District Court for the Southern District of California as In re Morning Song Bird Food Litigation, Lead Case No. 3:12-cv-01592-JAH-RBB. The plaintiffs allege various statutory and common law claims associated with the Company's sale of wild bird food products and a plea agreement entered into in previously pending government proceedings associated with such sales. The plaintiffs allege, among other things, a purported class action on behalf of all persons and entities in the United States who purchased certain bird food products. The plaintiffs assert hundreds of millions of dollars in monetary damages (actual, compensatory, consequential, and restitution), punitive and treble damages; injunctive and declaratory relief; pre-judgment and post-judgment interest; and costs and attorneys' fees. The Company disputes the plaintiffs' assertions and intends to vigorously defend the consolidated action. At this point in the proceedings, it is not currently possible to reasonably estimate a probable loss, if any, associated with the action and, accordingly, no reserves have been recorded in the Company's Consolidated Financial Statements with respect to the action. There can be no assurance that this action, whether as a result of an adverse outcome or as a result of significant defense costs, will not have a material adverse effect on the Company's financial condition, results of operations or cash flows.
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
Trade accounts receivable are exposed to a concentration of credit risk with retailers principally located in the United States. The Company's retail customers include home centers, mass merchandisers, warehouse clubs, large hardware chains, independent hardware stores, nurseries, garden centers, food and drug stores, and indoor gardening and hydroponic stores. Concentrations of net sales and accounts receivable by segment in the United States as a percentage of consolidated net sales and accounts receivable at September 30 were as follows:

	Percentage of Net Sales			Percentage of Net Accounts Receivable at September 30,
	2015	2014	2013	2015	2014
Global Consumer segment	73%	72%	72%	63%	62%
Scotts LawnService® segment	9%	9%	9%	10%	9%
Total Concentration in United States	82%	81%	81%	73%	71%

The remainder of the Company’s net sales and accounts receivable at September 30, 2015, 2014 and 2013 were generated from customers located outside of the United States, primarily retailers, distributors and nurseries in Europe, Canada and Australia. No concentrations of these customers or individual customers within this group accounted for more than 10% of the Company’s net sales or accounts receivable for any period presented above.
The Company’s three largest customers are reported within the Global Consumer segment and are the only customers that individually represent more than 10% of reported consolidated net sales and accounts receivable for each of the last three fiscal years. These three customers accounted for the following percentages of Global Consumer segment net sales for the fiscal years ended September 30:

	Percentage of Net Sales
	2015	2014	2013
Home Depot	34%	36%	34%
Lowe's	17%	19%	18%
Walmart	12%	13%	13%

Accounts receivable for these three largest customers as a percentage of consolidated accounts receivable were 54% and 55% for September 30, 2015 and 2014, respectively.

NOTE 20.  OTHER INCOME, NET
Other (income) expense consisted of the following:

	Year Ended September 30,
	2015	2014	2013
	(In millions)
Royalty income, net	$(5.2)	$(5.6)	$(4.7)
Franchise fees	(0.3)	(0.3)	(0.3)
Foreign currency losses	1.6	1.0	0.4
(Gain) loss on investment of unconsolidated affiliate	—	(5.7)	0.4
Other	(2.2)	(4.1)	(5.8)
Total	$(6.1)	$(14.7)	$(10.0)

THE SCOTTS MIRACLE-GRO COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 21.  SEGMENT INFORMATION
The Company divides its business into two segments: Global Consumer and Scotts LawnService®. This division of reportable segments is consistent with how the segments report to and are managed by the chief operating decision maker of the Company.
The Global Consumer segment manufactures, markets and sells dry, granular slow-release lawn fertilizers, combination lawn fertilizer and control products, grass seed, spreaders, water-soluble, liquid and continuous release garden and indoor plant foods, plant care products, potting, garden and lawn soils, mulches and other growing media products, pesticide and rodenticide products. Products are marketed to home centers, mass merchandisers, warehouse clubs, large hardware chains, independent hardware stores, nurseries, garden centers, food and drug stores, and indoor gardening and hydroponic stores in the United States, Canada, Europe, Latin America and Australia.
The Scotts LawnService® segment provides residential and commercial lawn fertilization, disease and insect control and other related services such as core aeration, tree and shrub fertilization and pest control services through Company-owned branches and independent franchisees in the United States.
Segment performance is evaluated on several factors, including income from continuing operations before amortization, and impairment, restructuring and other charges, which is not a GAAP measure. Senior management uses this measure of operating profit to gauge segment performance because the Company believes this measure is the most indicative of performance trends and the overall earnings potential of each segment. Total assets reported for the Company’s operating segments include the intangible assets for the acquired businesses within those segments. The accounting policies of the segments are the same as those described in “NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES.”
Corporate & Other consists of revenues and expenses associated with the Company’s supply agreements with Israel Chemicals, Ltd. (“ICL”), as well as corporate, general and administrative expenses and certain other income/expense items not allocated to the business segments. Corporate & Other assets primarily include deferred financing and debt issuance costs and corporate intangible assets, as well as deferred tax assets.

THE SCOTTS MIRACLE-GRO COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following tables present summarized financial information concerning the Company’s reportable segments for the periods indicated:

	Year Ended September 30,
	2015	2014	2013
	(In millions)
Net sales:
Global Consumer	$2,701.0	$2,552.0	$2,484.7
Scotts LawnService®	288.5	263.0	257.8
Segment total	2,989.5	2,815.0	2,742.5
Corporate & Other	27.0	26.3	31.2
Consolidated	$3,016.5	$2,841.3	$2,773.7
Income from continuing operations before income taxes:
Global Consumer	$466.2	$438.8	$403.7
Scotts LawnService®	33.3	30.2	28.7
Segment total	499.5	469.0	432.4
Corporate & Other	(96.6)	(90.4)	(91.2)
Intangible asset amortization	(16.8)	(13.0)	(10.4)
Impairment, restructuring and other	(91.5)	(51.0)	(20.3)
Costs related to refinancing	—	(10.7)	—
Interest expense	(50.5)	(47.3)	(59.2)
Consolidated	$244.1	$256.6	$251.3
Depreciation and amortization:
Global Consumer	$52.0	$48.1	$48.7
Scotts LawnService®	5.3	3.9	4.0
Corporate & Other	11.7	12.4	13.4
	$69.0	$64.4	$66.1
Capital expenditures:
Global Consumer	$54.6	$83.3	$53.3
Scotts LawnService®	3.7	3.2	3.1
Corporate & Other	3.4	1.1	3.7
	$61.7	$87.6	$60.1

	September 30,
	2015	2014
	(In millions)
Total assets:
Global Consumer	$2,124.7	$1,690.7
Scotts LawnService®	222.5	191.3
Corporate & Other	180.0	176.3
	$2,527.2	$2,058.3

THE SCOTTS MIRACLE-GRO COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table presents net sales by product category for the Global Consumer segment:

	Year Ended September 30,
	2015	2014	2013
Net sales:
Lawn care	31%	34%	35%
Growing media	38	36	35
Controls	16	15	14
Roundup® Marketing Agreement	5	5	5
Other, primarily gardening and landscape	10	10	11
Segment total product sales	100%	100%	100%

The following table presents net sales and long-lived assets (property, plant and equipment and finite-lived intangibles) by geographic area:

	Year Ended September 30,
	2015	2014	2013
	(In millions)
Net sales:
United States	$2,508.5	$2,328.2	$2,295.5
International	508.0	513.1	478.2
	$3,016.5	$2,841.3	$2,773.7
Long-lived assets:
United States	$558.7	$458.8	$419.9
International	73.8	91.1	64.5
	$632.5	$549.9	$484.4

THE SCOTTS MIRACLE-GRO COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 22.  QUARTERLY CONSOLIDATED FINANCIAL INFORMATION (UNAUDITED)
The following is a summary of the unaudited quarterly results of operations:

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Full Year
	(In millions, except per share data)
FISCAL 2015
Net sales	$216.2	$1,102.3	$1,214.8	$483.2	$3,016.5
Gross profit	29.3	433.3	449.2	153.1	1,064.9
Income (loss) from continuing operations	(74.0)	124.3	133.0	(24.6)	158.7
Income (loss) from discontinued operations, net of tax	—	—	—	—	—
Net income (loss)	(74.0)	124.3	133.0	(24.6)	158.7
Income (loss) attributable to controlling interest	(74.6)	124.6	133.4	(23.6)	159.8
Basic income (loss) per Common Share:
Income (loss) from continuing operations	$(1.23)	$2.05	$2.18	$(0.38)	$2.62
Income (loss) from discontinued operations, net of tax	—	—	—	—	—
Basic net income (loss) per Common Share	$(1.23)	$2.05	$2.18	$(0.38)	$2.62
Common Shares used in basic EPS calculation	60.8	60.9	61.3	61.4	61.1
Diluted income (loss) per Common Share:
Income (loss) from continuing operations	$(1.23)	$2.01	$2.14	$(0.38)	$2.57
Income (loss) from discontinued operations, net of tax	—	—	—	—	—
Diluted net income (loss) per Common Share	$1.23	$2.01	$2.14	$(0.38)	$2.57
Common Shares and dilutive potential Common Shares used in diluted EPS calculation	60.8	62.1	62.3	61.4	62.2
FISCAL 2014
Net sales	$189.6	$1,081.0	$1,116.4	$454.3	$2,841.3
Gross profit	33.9	433.8	423.3	140.4	1,031.4
Income (loss) from continuing operations	(65.8)	125.7	120.7	(15.2)	165.4
Income (loss) from discontinued operations, net of tax	0.1	—	1.0	(0.3)	0.8
Net income (loss)	(65.7)	125.7	121.7	(15.5)	166.2
Income (loss) attributable to controlling interest	(65.7)	125.7	121.7	(15.2)	166.5
Basic income (loss) per Common Share:
Income (loss) from continuing operations	$(1.06)	$2.03	$1.97	$(0.24)	$2.69
Income (loss) from discontinued operations	—	—	0.02	—	0.01
Basic net income (loss) per Common Share	$(1.06)	$2.03	$1.99	$(0.24)	$2.70
Common Shares used in basic EPS calculation	62.1	61.9	61.3	61.0	61.6
Diluted income (loss) per Common Share:
Income (loss) from continuing operations	$(1.06)	$2.00	$1.93	$(0.24)	$2.64
Income (loss) from discontinued operations	—	—	0.02	—	0.01
Diluted net income (loss) per Common Share	$(1.06)	$2.00	$1.95	$(0.24)	$2.65
Common Shares and dilutive potential Common Shares used in diluted EPS calculation	62.1	62.9	62.4	61.0	62.7

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
Impairment, restructuring and other charges reflected in the quarterly financial information during fiscal 2015 are as follows: first quarter restructuring costs of $9.6 million related to termination benefits for U.S. and international employees; second quarter restructuring costs of $5.1 million related to termination benefits for U.S. and international employees; third quarter restructuring costs of $6.6 million related to termination benefits for U.S. and international employees and the liquidation and exit from the U.K. Solus business, and $37.7 million in costs related to resolving consumer complaints related to the newly reformulated Bonus S® lawn fertilizer product; fourth quarter restructuring costs of $0.9 million related to termination benefits for U.S. and international employees, and $24.7 million in charges related to resolving consumer complaints related to the newly reformulated Bonus S® lawn fertilizer product.
Impairment, restructuring and other charges reflected in the quarterly financial information during fiscal 2014 are as follows: first quarter restructuring costs of $0.3 million related to termination benefits; second quarter restructuring costs of $4.1 million related to termination benefits for U.S. and international employees, $2.0 million in additional ongoing monitoring and remediation costs for the Company's turfgrass biotechnology program and $10.7 million in costs related to refinancing; third quarter restructuring costs of $5.5 million related to termination benefits primarily for U.S. employees and impairment charges of $33.7 million related to the Ortho® brand; fourth quarter restructuring costs of $5.4 million related to termination benefits for U.S. and international employees. In March 2014, the Company completed the sale of its U.S. and Canadian wild bird food business, including intangible assets, certain on-hand inventory and fixed assets, for $4.1 million in cash and an estimated $1.0 million in future earn-out payments. In addition, in the third quarter of fiscal 2014, the Company received $3.1 million for the sale of the remaining wild bird food manufacturing facilities resulting in a gain of $1.2 million.

NOTE 23.  FINANCIAL INFORMATION FOR SUBSIDIARY GUARANTORS AND NON-GUARANTORS
The 6.625% Senior Notes were issued on December 16, 2010 and are guaranteed by certain of the Company's domestic subsidiaries and, therefore, the Company reports condensed, consolidating financial information in accordance with SEC Regulation S-X Rule 3-10, Financial Statements of Guarantors and Issuers of Guaranteed Securities Registered or Being Registered. On January 15, 2014, Scotts Miracle-Gro redeemed all of its outstanding $200 million aggregate principal amount of 7.25% Senior Notes which were previously guaranteed by certain of its domestic subsidiaries. The 6.000% Senior Notes were issued subsequent to the end of fiscal 2015 on October 13, 2015 and are guaranteed by certain of the Company's domestic subsidiaries. The guarantees with respect to the 7.25% Senior Notes were, and the guarantees with respect to the 6.625% Senior Notes and the 6.000% Senior Notes are “full and unconditional,” as those terms are used in Regulation S-X Rule 3-10, except that a subsidiary’s guarantee will be automatically released in certain customary circumstances, such as (1) upon any sale or other disposition of all or substantially all of the assets of the subsidiary (including by way of merger or consolidation) to any person other than Scotts Miracle-Gro or any “restricted subsidiary” under the applicable indenture; (2) if the subsidiary merges with and into Scotts Miracle-Gro, with Scotts Miracle-Gro surviving such merger; (3) if the subsidiary is designated an “unrestricted subsidiary” in accordance with the applicable indenture or otherwise ceases to be a “restricted subsidiary” (including by way of liquidation or dissolution) in a transaction permitted by such indenture; (4) upon legal or covenant defeasance; (5) upon satisfaction and discharge of the 6.625% Senior Notes; or (6) if the subsidiary ceases to be a “wholly owned restricted subsidiary” and the subsidiary is not otherwise required to provide a guarantee of the 6.625% Senior Notes pursuant to the applicable indenture. The Hawthorne Gardening Company and Hawthorne Hydroponics LLC were added as guarantors effective in the three month period ending March 28, 2015 and have been classified as Guarantors for all periods presented. The following 100% directly or indirectly owned subsidiaries fully and unconditionally guarantee at September 30, 2015 the 6.625% Senior Notes on a joint and several basis: EG Systems, Inc.; Gutwein & Co., Inc.; Hyponex Corporation; Miracle-Gro Lawn Products, Inc.; OMS Investments, Inc.; Rod McLellan Company; Sanford Scientific, Inc.; Scotts Temecula Operations, LLC; Scotts Manufacturing Company; Scotts Products Co.; Scotts Professional Products Co.; Scotts-Sierra Investments LLC; SMG Growing Media, Inc.; Swiss Farms Products, Inc.; SMGM LLC; SLS Franchise Systems LLC; The Scotts Company LLC; The Hawthorne Gardening Company; and Hawthorne Hydroponics LLC (collectively, the “Guarantors”).

THE SCOTTS MIRACLE-GRO COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following information presents Condensed Consolidating Statements of Operations, Condensed Consolidating Statements of Comprehensive Income (Loss) and Condensed Consolidating Statements of Cash Flows for each of the three years ended September 30, 2015, 2014 and 2013, and Condensed Consolidating Balance Sheets as of September 30, 2015 and 2014. The condensed consolidating financial information presents, in separate columns, financial information for: Scotts Miracle-Gro on a Parent-only basis, carrying its investment in subsidiaries under the equity method; Guarantors on a combined basis, carrying their investments in subsidiaries which do not guarantee the debt (collectively, the “Non-Guarantors”) under the equity method; Non-Guarantors on a combined basis; and eliminating entries. The eliminating entries primarily reflect intercompany transactions, such as interest expense, accounts receivable and payable, short and long-term debt, and the elimination of equity investments, return on investments and income in subsidiaries. Because the Parent is obligated to pay the unpaid principal amount and interest on all amounts borrowed by the Guarantors or Non-Guarantors under the credit facility (and was obligated to pay the unpaid principal amount and interest on all amounts borrowed by the Guarantors and Non-Guarantors under the previous senior secured five-year revolving loan facility), the borrowings and related interest expense for the loans outstanding of the Guarantors and Non-Guarantors are also presented in the accompanying Parent-only financial information, and are then eliminated. Included in the Parent Condensed Consolidating Statement of Cash Flows for fiscal 2015, fiscal 2014, and fiscal 2013 are $281.3 million, $422.8 million, and $87.8 million, respectively, of dividends paid by the Guarantors and Non-Guarantors to the Parent representing return on investments and as such are classified within cash flows from operating activities.

THE SCOTTS MIRACLE-GRO COMPANY
Condensed, Consolidating Statement of Operations
for the fiscal year ended September 30, 2015
(in millions)

	Parent	Subsidiary Guarantors	Non- Guarantors	Eliminations	Consolidated
Net sales	$—	$2,480.6	$535.9	$—	$3,016.5
Cost of sales	—	1,558.3	386.7	—	1,945.0
Cost of sales - impairment, restructuring and other	—	3.1	3.5	—	6.6
Gross profit	—	919.2	145.7	—	1,064.9
Operating expenses:
Selling, general and administrative	—	556.4	140.3	1.7	698.4
Impairment, restructuring and other	—	71.0	7.0	—	78.0
Other income, net	—	(7.2)	1.1	—	(6.1)
Income (loss) from operations	—	299.0	(2.7)	(1.7)	294.6
Equity income in subsidiaries	(179.2)	(6.1)	—	185.3	—
Other non-operating income	(27.9)	—	(23.5)	51.4	—
Costs related to refinancing	—	—	—	—	—
Interest expense	55.2	44.1	2.6	(51.4)	50.5
Income from continuing operations before income taxes	151.9	261.0	18.2	(187.0)	244.1
Income tax (benefit) expense from continuing operations	(9.6)	88.6	6.4	—	85.4
Income from continuing operations	161.5	172.4	11.8	(187.0)	158.7
Income from discontinued operations, net of tax	—	—	—	—	—
Net income	$161.5	$172.4	$11.8	$(187.0)	$158.7
Net loss attributable to noncontrolling interest	—	—	—	1.1	1.1
Net income attributable to controlling interest	$161.5	$172.4	$11.8	$(185.9)	$159.8

THE SCOTTS MIRACLE-GRO COMPANY
Condensed, Consolidating Statement of Comprehensive Income (Loss)
for the twelve months ended September 30, 2015
(In millions)

	Parent	Subsidiary Guarantors	Non- Guarantors	Eliminations	Consolidated
Net income	$161.5	$172.4	$11.8	$(187.0)	$158.7
Other comprehensive income (loss), net of tax:
Net foreign currency translation adjustment	(14.2)	—	(14.2)	14.2	(14.2)
Net change in derivatives	(2.1)	(0.8)	—	0.8	(2.1)
Net change in pension and other post retirement benefits	(4.3)	(5.4)	1.1	4.3	(4.3)
Total other comprehensive income (loss)	(20.6)	(6.2)	(13.1)	19.3	(20.6)
Comprehensive income	$140.9	$166.2	$(1.3)	$(167.7)	$138.1

THE SCOTTS MIRACLE-GRO COMPANY
Condensed, Consolidating Statement of Cash Flows
for the fiscal year ended September 30, 2015
(in millions)

	Parent	Subsidiary Guarantors	Non- Guarantors	Eliminations	Consolidated
NET CASH PROVIDED BY OPERATING ACTIVITIES(a)	$239.4	$249.3	$39.5	$(281.3)	$246.9
INVESTING ACTIVITIES
Proceeds from sale of long-lived assets	—	5.5	—	—	5.5
Investments in property, plant and equipment	—	(56.6)	(5.1)	—	(61.7)
Investing cash flows from (to) affiliates	(141.9)	—	—	141.9	—
Investments in acquired businesses, net of cash acquired	—	(170.8)	(9.4)	—	(180.2)
Investment in marketing and license agreement	—	(300.0)	—	—	(300.0)
Net cash used in investing activities	(141.9)	(521.9)	(14.5)	141.9	(536.4)
FINANCING ACTIVITIES
Borrowings under revolving and bank lines of credit and term loans	—	1,568.1	267.9	—	1,836.0
Repayments under revolving and bank lines of credit and term loans	—	(1,284.1)	(173.9)	—	(1,458.0)
Financing and issuance fees	(0.4)	(0.1)	—	—	(0.5)
Dividends paid	(111.3)	(255.5)	(25.8)	281.3	(111.3)
Purchase of Common Shares	(14.8)	—	—	—	(14.8)
Payments on seller notes	—	(1.5)	—	—	(1.5)
Excess tax benefits from share-based payment arrangements	4.7	—	—	—	4.7
Cash received from exercise of stock options	24.3	—	—	—	24.3
Financing cash flows from (to) affiliates	—	230.0	(88.1)	(141.9)	—
Net cash provided by (used in) financing activities	(97.5)	256.9	(19.9)	139.4	278.9
Effect of exchange rate changes on cash	—	—	(7.3)	—	(7.3)
Net increase (decrease) in cash and cash equivalents	—	(15.7)	(2.2)	—	(17.9)
Cash and cash equivalents at beginning of year	—	23.1	66.2	—	89.3
Cash and cash equivalents at end of year	$—	$7.4	$64.0	$—	$71.4

(a)
Cash received by the Parent from the Guarantors in the form of dividends in the amount of $255.5 million represent return on investments and are included in cash flows from operating activities. Cash received by the Guarantors from the Non-Guarantors in the form of dividends in the amount of $25.8 million represent return on investments and are included in the cash flows from operating activities.

THE SCOTTS MIRACLE-GRO COMPANY
Condensed, Consolidating Balance Sheet
As of September 30, 2015
(in millions)

	Parent	Subsidiary Guarantors	Non- Guarantors	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$—	$7.4	$64.0	$—	$71.4
Accounts receivable, net	—	96.9	94.4	—	191.3
Accounts receivable pledged	—	152.9	—	—	152.9
Inventories	—	318.7	88.9	—	407.6
Prepaid and other current assets	—	90.7	34.7	—	125.4
Total current assets	—	666.6	282.0	—	948.6
Property, plant and equipment, net	—	397.6	56.1	—	453.7
Goodwill	—	408.8	12.0	11.6	432.4
Intangible assets, net	—	593.0	58.8	11.7	663.5
Other assets	16.3	15.0	15.0	(17.3)	29.0
Equity investment in subsidiaries	461.3	—	—	(461.3)	—
Intercompany assets	1,179.4	—	—	(1,179.4)	—
Total assets	$1,657.0	$2,081.0	$423.9	$(1,634.7)	$2,527.2
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current portion of debt	$—	$125.1	$9.7	$—	$134.8
Accounts payable	—	141.5	56.4	—	197.9
Other current liabilities	15.5	191.9	73.0	—	280.4
Total current liabilities	15.5	458.5	139.1	—	613.1
Long-term debt	1,016.3	728.4	100.1	(816.3)	1,028.5
Other liabilities	4.5	228.0	32.3	(12.3)	252.5
Equity investment in subsidiaries	—	156.2	—	(156.2)	—
Intercompany liabilities	—	296.6	47.5	(344.1)	—
Total liabilities	1,036.3	1,867.7	319.0	(1,328.9)	1,894.1
Total shareholders’ equity - controlling interest	620.7	213.3	104.9	(318.2)	620.7
Noncontrolling interest	—	—	—	12.4	12.4
Total equity	$620.7	$213.3	$104.9	$(305.8)	$633.1
Total liabilities and equity	$1,657.0	$2,081.0	$423.9	$(1,634.7)	$2,527.2

THE SCOTTS MIRACLE-GRO COMPANY
Condensed, Consolidating Statement of Operations
for the fiscal year ended September 30, 2014
(in millions)

	Parent	Subsidiary Guarantors	Non- Guarantors	Eliminations	Consolidated
Net sales	$—	$2,314.0	$527.3	$—	$2,841.3
Cost of sales	—	1,440.5	369.4	—	1,809.9
Cost of sales - impairment, restructuring and other	—	—	—	—	—
Gross profit	—	873.5	157.9	—	1,031.4
Operating expenses:
Selling, general and administrative	—	535.3	145.2	—	680.5
Impairment, restructuring and other	—	48.2	2.8	—	51.0
Other income, net	—	(12.6)	(2.1)	—	(14.7)
Income from operations	—	302.6	12.0	—	314.6
Equity income in subsidiaries	(193.2)	(8.9)	—	202.1	—
Other non-operating income	(21.3)	—	(22.2)	43.5	—
Costs related to refinancing	10.7	—	—	—	10.7
Interest expense	52.5	37.4	0.9	(43.5)	47.3
Income from continuing operations before income taxes	151.3	274.1	33.3	(202.1)	256.6
Income tax (benefit) expense from continuing operations	(14.9)	94.6	11.5	—	91.2
Income from continuing operations	166.2	179.5	21.8	(202.1)	165.4
Income from discontinued operations, net of tax	—	0.4	0.4	—	0.8
Net income	$166.2	$179.9	$22.2	$(202.1)	$166.2
Net loss attributable to noncontrolling interest	0.3	0.3	—	(0.3)	0.3
Net income attributable to controlling interest	$166.5	$180.2	$22.2	$(202.4)	$166.5

THE SCOTTS MIRACLE-GRO COMPANY
Condensed, Consolidating Statement of Comprehensive Income (Loss)
for the twelve months ended September 30, 2014
(In millions)

	Parent	Subsidiary Guarantors	Non- Guarantors	Eliminations	Consolidated
Net income (loss)	$166.2	$179.9	$22.2	$(202.1)	$166.2
Other comprehensive income (loss), net of tax:
Net foreign currency translation adjustment	(8.2)	—	(8.2)	8.2	(8.2)
Net change in derivatives	4.6	1.3	—	(1.3)	4.6
Net change in pension and other post retirement benefits	(4.8)	0.7	(5.5)	4.8	(4.8)
Total other comprehensive income (loss)	(8.4)	2.0	(13.7)	11.7	(8.4)
Comprehensive income (loss)	$157.8	$181.9	$8.5	$(190.4)	$157.8

THE SCOTTS MIRACLE-GRO COMPANY
Condensed, Consolidating Statement of Cash Flows
for the fiscal year ended September 30, 2014
(in millions)

	Parent	Subsidiary Guarantors	Non- Guarantors	Eliminations	Consolidated
NET CASH PROVIDED BY OPERATING ACTIVITIES(a)	$388.8	$254.5	$21.7	$(424.1)	$240.9
INVESTING ACTIVITIES
Proceeds from sale of long-lived assets	—	3.7	—	—	3.7
Proceeds from sale of business, net of transaction costs	—	6.6	0.6	—	7.2
Investments in property, plant and equipment	—	(81.0)	(6.6)	—	(87.6)
Proceeds from sale and leaseback transaction	—	35.1	—	—	35.1
Investments in acquired businesses, net of cash acquired	—	(58.9)	(55.1)	—	(114.0)
Net cash used in investing activities	—	(94.5)	(61.1)	—	(155.6)
FINANCING ACTIVITIES
Borrowings under revolving and bank lines of credit and term loans	—	1,596.1	336.7	—	1,932.8
Repayments under revolving and bank lines of credit and term loans	—	(1,184.7)	(340.6)	—	(1,525.3)
Repayment of 7.25% senior notes	(200.0)	—	—	—	(200.0)
Financing and issuance fees	(6.1)	—	—	—	(6.1)
Dividends paid	(230.8)	(404.9)	(19.2)	424.1	(230.8)
Purchase of Common Shares	(120.0)	—	—	—	(120.0)
Payments on seller notes	—	(0.8)	—	—	(0.8)
Excess tax benefits from share-based payment arrangements	—	5.9	—	—	5.9
Cash received from exercise of stock options	20.0	—	—	—	20.0
Intercompany financing	148.1	(151.1)	3.0	—	—
Net cash used in financing activities	(388.8)	(139.5)	(20.1)	424.1	(124.3)
Effect of exchange rate changes on cash	—	—	(1.5)	—	(1.5)
Net increase (decrease) in cash and cash equivalents	—	20.5	(61.0)	—	(40.5)
Cash and cash equivalents at beginning of year	—	2.6	127.2	—	129.8
Cash and cash equivalents at end of year	$—	$23.1	$66.2	$—	$89.3

(a)
Cash received by the Parent from its subsidiaries in the form of dividends in the amount of $422.8 million represent return on investments and are included in cash flows from operating activities. Cash received by the Guarantors from the Non-Guarantors in the form of dividends in the amount of $1.3 million represent return on investments and are included in the cash flows from operating activities.

THE SCOTTS MIRACLE-GRO COMPANY
Condensed, Consolidating Balance Sheet
As of September 30, 2014
(in millions)

	Parent	Subsidiary Guarantors	Non- Guarantors	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$—	$23.1	$66.2	$—	$89.3
Accounts receivable, net	—	124.6	99.4	—	224.0
Accounts Receivable, pledged	—	113.7	—	—	113.7
Inventories	—	282.1	103.0	—	385.1
Prepaid and other current assets	—	85.2	37.7	—	122.9
Total current assets	—	628.7	306.3	—	935.0
Property, plant and equipment, net	—	371.3	65.7	—	437.0
Goodwill	—	344.3	6.6	—	350.9
Intangible assets, net	—	256.8	45.9	—	302.7
Other assets	23.8	14.7	28.5	(34.3)	32.7
Equity investment in subsidiaries	368.3	—	—	(368.3)	—
Intercompany assets	878.8	—	—	(878.8)	—
Total assets	$1,270.9	$1,615.8	$453.0	$(1,281.4)	$2,058.3
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current portion of debt	$—	$85.8	$6.1	$—	$91.9
Accounts payable	—	134.4	58.9	—	193.3
Other current liabilities	16.7	161.9	80.9	—	259.5
Total current liabilities	16.7	382.1	145.9	—	544.7
Long-term debt	681.8	480.0	12.4	(481.8)	692.4
Other liabilities	5.1	235.7	47.4	(34.2)	254.0
Equity investment in subsidiaries	—	106.5	—	(106.5)	—
Intercompany liabilities	—	305.2	91.8	(397.0)	—
Total liabilities	703.6	1,509.5	297.5	(1,019.5)	1,491.1
Total shareholders’ equity - controlling interest	553.8	92.8	155.5	(248.4)	553.7
Noncontrolling interest	$13.5	$13.5	$—	$(13.5)	$13.5
Total equity	567.3	106.3	155.5	(261.9)	567.2
Total liabilities and equity	$1,270.9	$1,615.8	$453.0	$(1,281.4)	$2,058.3

THE SCOTTS MIRACLE-GRO COMPANY
Condensed, Consolidating Statement of Operations
for the fiscal year ended September 30, 2013
(in millions)

	Parent	Subsidiary Guarantors	Non- Guarantors	Eliminations	Consolidated
Net sales	$—	$2,280.4	$493.3	$—	$2,773.7
Cost of sales	—	1,446.7	346.6	—	1,793.3
Cost of sales — impairment, restructuring and other	—	—	2.2		2.2
Gross profit	—	833.7	144.5	—	978.2
Operating expenses:
Selling, general and administrative	—	515.3	144.3	—	659.6
Impairment, restructuring and other	—	11.2	6.9	—	18.1
Other income, net	—	(6.9)	(3.1)	—	(10.0)
Income from operations	—	314.1	(3.6)	—	310.5
Equity income in subsidiaries	(180.9)	1.3	—	179.6	—
Other non-operating income	(20.4)	—	—	20.4	—
Interest expense	52.4	25.2	2.0	(20.4)	59.2
Income (loss) from continuing operations before income taxes	148.9	287.6	(5.6)	(179.6)	251.3
Income tax (benefit) expense from continuing operations	(12.2)	105.8	(1.7)	—	91.9
Income (loss) from continuing operations	161.1	181.8	(3.9)	(179.6)	159.4
Income (loss) from discontinued operations, net of tax	—	0.8	0.9	—	1.7
Net income (loss)	$161.1	$182.6	$(3.0)	$(179.6)	$161.1

THE SCOTTS MIRACLE-GRO COMPANY
Condensed, Consolidating Statement of Comprehensive Income (Loss)
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

THE SCOTTS MIRACLE-GRO COMPANY
Condensed, Consolidating Statement of Cash Flows
for the fiscal year ended September 30, 2013
(in millions)

	Parent	Subsidiary Guarantors	Non- Guarantors	Eliminations	Consolidated
NET CASH PROVIDED BY OPERATING ACTIVITIES	$69.8	$245.9	$114.1	$(87.8)	$342.0
INVESTING ACTIVITIES
Proceeds from sale of long-lived assets	—	0.2	3.4	—	3.6
Investments in property, plant and equipment	—	(44.6)	(15.5)	—	(60.1)
Investment in unconsolidated affiliate	—	(4.5)	—	—	(4.5)
Investment in acquired businesses, net of cash acquired	—	(3.2)	—	—	(3.2)
Net cash used in investing activities	—	(52.1)	(12.1)	—	(64.2)
FINANCING ACTIVITIES
Borrowings under revolving and bank lines of credit and term loans	—	1,130.4	344.4	—	1,474.8
Repayments under revolving and bank lines of credit and term loans	—	(1,078.5)	(603.6)	—	(1,682.1)
Dividends paid	(87.8)	(87.8)	—	87.8	(87.8)
Payments on seller notes	—	(0.8)	—	—	(0.8)
Excess tax benefits from share-based payment arrangements	—	2.0	—	—	2.0
Cash received from exercise of stock options	13.3	—	—	—	13.3
Intercompany financing	4.7	(159.1)	154.4	—	—
Net cash used in financing activities	(69.8)	(193.8)	(104.8)	87.8	(280.6)
Effect of exchange rate changes on cash	—	—	0.7	—	0.7
Net increase (decrease) in cash and cash equivalents	—	—	(2.1)	—	(2.1)
Cash and cash equivalents at beginning of year	—	2.6	129.3	—	131.9
Cash and cash equivalents at end of year	$—	$2.6	$127.2	$—	$129.8

Schedule II—Valuation and Qualifying Accounts
for the fiscal year ended September 30, 2015

Column A	Column B	Column C	Column D	Column E	Column F
Classification	Balance at Beginning of Period	Reserves Acquired	Additions Charged to Expense	Deductions Credited and Write-Offs	Balance at End of Period
	(In millions)
Valuation and qualifying accounts deducted from the assets to which they apply:
Allowance for doubtful accounts	$7.5	$—	$6.6	$(5.4)	$8.7
Income tax valuation allowance	48.3	—	1.5	(4.0)	45.8

Schedule II—Valuation and Qualifying Accounts
for the fiscal year ended September 30, 2014

Column A	Column B	Column C	Column D	Column E	Column F
Classification	Balance at Beginning of Period	Reserves Acquired	Additions Charged to Expense	Deductions Credited and Write-Offs	Balance at End of Period
	(In millions)
Valuation and qualifying accounts deducted from the assets to which they apply:
Allowance for doubtful accounts	$9.5	$—	$6.6	$(8.6)	$7.5
Income tax valuation allowance	51.5	—	(1.5)	(1.7)	48.3

Schedule II—Valuation and Qualifying Accounts
for the fiscal year ended September 30, 2013

Column A	Column B	Column C	Column D	Column E	Column F
Classification	Balance at Beginning of Period	Reserves Acquired	Additions Charged to Expense	Deductions Credited and Write-Offs	Balance at End of Period
	(In millions)
Valuation and qualifying accounts deducted from the assets to which they apply:
Allowance for doubtful accounts	$10.5	$—	$5.5	$(6.5)	$9.5
Income tax valuation allowance	48.4	—	(4.0)	7.1	51.5

The Scotts Miracle-Gro Company
Index to Exhibits

Exhibit No.	Description	Location
3.1(a)	Initial Articles of Incorporation of The Scotts Miracle-Gro Company as filed with the Ohio Secretary of State on November 22, 2004	Incorporated herein by reference to the Current Report on Form 8-K of The Scotts Miracle-Gro Company (the “Registrant”) filed March 24, 2005 [Exhibit 3.1]

3.1(b)	Certificate of Amendment by Shareholders to Articles of Incorporation of The Scotts Miracle-Gro Company as filed with the Ohio Secretary of State on March 18, 2005	Incorporated herein by reference to the Registrant’s Current Report on Form 8-K filed March 24, 2005 [Exhibit 3.2]

3.2	Code of Regulations of The Scotts Miracle-Gro Company	Incorporated herein by reference to the Registrant’s Current Report on Form 8-K filed March 24, 2005 [Exhibit 3.3]

4.1(a)	Indenture, dated as of December 16, 2010, by and among The Scotts Miracle-Gro Company, the Guarantors (as defined therein) and U.S. Bank National Association, as trustee	Incorporated herein by reference to the Registrant’s Current Report on Form 8-K filed December 16, 2010 [Exhibit 4.1]

4.1(b)	First Supplemental Indenture, dated as of September 28, 2011, by and among The Scotts Miracle-Gro Company, the Guarantors (as defined therein) and U.S. Bank National Association, as trustee	Incorporated herein by reference to the Registrant's Annual Report on Form 10-K for the fiscal year ended September 30, 2011 filed November 23, 2011 [Exhibit 4.2(b)]

4.1(c)	Second Supplemental Indenture, dated as of September 30, 2013, among The Scotts Miracle-Gro Company, the Guarantors (as defined therein) and U.S. Bank National Association, as trustee	Incorporated herein by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended December 28, 2013 filed February 6, 2014 [Exhibit 4.2]

4.1(d)	Third Supplemental Indenture, dated as of February 25, 2014, among The Scotts Miracle-Gro Company, the Guarantors (as defined therein) and U.S. Bank National Association, as trustee	Incorporated herein by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended March 29, 2014 filed May 8, 2014 [Exhibit 4.1]

4.1(e)	Fourth Supplemental Indenture, dated March 27, 2015, among The Scotts Miracle-Gro Company, the Guarantors (as defined therein) and U.S. Bank National Association, as trustee	Incorporated herein by reference to the Registrant's Quarterly Report on Form 10-Q for the quarterly period ended March 28, 2015 filed May 7, 2015 [Exhibit 4]

4.1(f)	Fifth Supplemental Indenture, dated October 26, 2015, among The Scotts Miracle-Gro Company, the Guarantors (as defined therein) and U.S. Bank National Association, as trustee	*

4.1(g)	Form of 6.625% Senior Notes due 2020	Incorporated herein by reference to the Registrant’s Current Report on Form 8-K filed December 16, 2010 [Exhibit 4.2]

4.2(a)	Indenture, dated as of October 13, 2015, by and among The Scotts Miracle-Gro Company, the Guarantors (as defined therein) and U.S. Bank National Association, as trustee	Incorporated herein by reference to the Registrant’s Current Report on Form 8-K filed October 14, 2015 [Exhibit 4.1]

4.2(b)	Form of 6.000% Senior Notes due 2023	Incorporated herein by reference to the Registrant’s Current Report on Form 8-K filed October 14, 2015 [Exhibit 4.2]

4.2(c)
Registration Rights Agreement, dated as of October 13, 2015, by and among The Scotts Miracle-Gro Company, the guarantors named therein and Merrill Lynch, Pierce, Fenner & Smith Incorporated, as representative of the several initial purchasers named therein
Incorporated herein by reference to the Registrant’s Current Report on Form 8-K filed October 14, 2015 [Exhibit 4.3]

4.3	Agreement to furnish copies of instruments and agreements defining rights of holders of long-term debt	*

10.1(a)
Amended and Restated Agreement and Plan of Merger, dated as of May 19, 1995, among Stern’s Miracle-Gro Products, Inc., Stern’s Nurseries, Inc., Miracle-Gro Lawn Products Inc., Miracle-Gro Products Limited, Hagedorn Partnership, L.P., the general partners of Hagedorn Partnership, L.P., Horace Hagedorn, Community Funds, Inc., and John Kenlon, The Scotts Company and ZYX Corporation
Incorporated herein by reference to the Current Report on Form 8-K of The Scotts Company, a Delaware corporation, filed June 2, 1995 [Exhibit 2(b)]

10.1(b)
First Amendment to Amended and Restated Agreement and Plan of Merger, made and entered into as of October 1, 1999, among The Scotts Company, Scotts’ Miracle-Gro Products, Inc. (as successor to ZYX Corporation and Stern’s Miracle-Gro Products, Inc.), Miracle-Gro Lawn Products Inc., Miracle-Gro Products Limited, Hagedorn Partnership, L.P., Community Funds, Inc., Horace Hagedorn and John Kenlon, and James Hagedorn, Katherine Hagedorn Littlefield, Paul Hagedorn, Peter Hagedorn, Robert Hagedorn and Susan Hagedorn
Incorporated herein by reference to the Current Report on Form 8-K of The Scotts Company, an Ohio corporation, filed October 5, 1999 [Exhibit 2]

10.2(a)
Third Amended and Restated Credit Agreement, dated as of December 20, 2013, by and among The Scotts Miracle-Gro Company as the “Borrower”; the Subsidiary Borrowers (as defined in the Third Amended and Restated Credit Agreement); JPMorgan Chase Bank, N.A., as Administrative Agent; Bank of America, N.A., as Syndication Agent; CoBank, ACB, BNP Paribas, Crédit Agricole Corporate and Investment Bank, Coöperatieve Centrale Raiffeisen-Boerenleenbank B.A., “Rabobank Nederland,” New York Branch, Citizens Bank of Pennsylvania, and Wells Fargo Bank, N.A., as Documentation Agents; and several other banks and other financial institutions from time to time parties to the Third Amended and Restated Credit Agreement (collectively, the “Lenders”)
Incorporated herein by reference to the Registrant's Current Report on Form 8-K filed December 26, 2013 [Exhibit 4.1]

10.2(b)
Fourth Amended and Restated Credit Agreement, dated as of October 29, 2015, by and among The Scotts Miracle-Gro Company, as a Borrower; the Subsidiary Borrowers (as defined therein); JPMorgan Chase Bank, N.A., as Administrative Agent; Bank of America, N.A. and Wells Fargo Bank, National Association, as Co- Syndication Agents; CoBank, ACB, Mizuho Bank, LTD., Coöperatieve Centrale Raiffeisen-Boerenleenbank B.A. “Rabobank Nederland”, New York Branch, TD Bank N.A. and U.S. Bank National Association, as Co-Documentation Agents; and the several other banks and other financial institutions from time to time parties thereto
Incorporated herein by reference to the Registrant’s Current Report on Form 8-K filed November 3, 2015 [Exhibit 10.1]

10.3(a)
Third Amended and Restated Guarantee and Collateral Agreement, dated as of December 20, 2013, made by The Scotts Miracle-Gro Company, each domestic Subsidiary Borrower under the Third Amended and Restated Credit Agreement, and certain of its and their domestic subsidiaries, in favor of JPMorgan Chase Bank, N.A., as Administrative Agent
Incorporated herein by reference to the Registrant's Current Report on Form 8-K filed December 26, 2013 [Exhibit 4.2]

10.3(b)
Fourth Amended and Restated Guarantee and Collateral Agreement, dated as of October 29, 2015, made by The Scotts Miracle-Gro Company, each domestic Subsidiary Borrower under the Fourth Amended and Restated Credit Agreement, and certain of its and their domestic subsidiaries, in favor of JPMorgan Chase Bank, N.A., as Administrative Agent
Incorporated herein by reference to the Registrant’s Current Report on Form 8-K filed November 3, 2015 [Exhibit 10.2]

10.4(a)†	The Scotts Miracle-Gro Company Amended and Restated 1996 Stock Option Plan (effective as of October 30, 2007)	Incorporated herein by reference to the Registrant’s Annual Report on Form 10-K for the fiscal year ended September 30, 2007 filed November 29, 2007 [Exhibit 10(d)(4)]

10.4(b)†
Specimen form of Stock Option Agreement for Non-Qualified Stock Options granted to employees under The Scotts Company 1996 Stock Option Plan (now known as The Scotts Miracle-Gro Company Amended and Restated 1996 Stock Option Plan)
Incorporated herein by reference to the Current Report on Form 8-K of The Scotts Company, an Ohio corporation, filed November 19, 2004 [Exhibit 10.7]

10.5(a)†	The Scotts Miracle-Gro Company Amended and Restated 2003 Stock Option and Incentive Equity Plan (effective as of October 30, 2007)	Incorporated herein by reference to the Registrant’s Annual Report on Form 10-K for the fiscal year ended September 30, 2007 filed November 29, 2007 [Exhibit 10(j)(3)]

10.5(b)†
Specimen form of Award Agreement for Directors used to evidence grants of Nonqualified Stock Options made under The Scotts Miracle-Gro Company 2003 Stock Option and Incentive Equity Plan (now known as The Scotts Miracle-Gro Company Amended and Restated 2003 Stock Option and Incentive Equity Plan) [post-2003 version]
Incorporated herein by reference to the Registrant’s Annual Report on Form 10-K for the fiscal year ended September 30, 2005 filed December 15, 2005 [Exhibit 10(v)]

10.6(a)†
The Scotts Miracle-Gro Company Long-Term Incentive Plan (reflects amendment and restatement of plan formerly known as The Scotts Miracle-Gro Company 2006 Long-Term Incentive Plan) [effective as of January 17, 2013]
Incorporated herein by reference to the Registrant’s Current Report on Form 8-K filed January 24, 2013 [Exhibit 10.1]

10.6(b)†
Specimen form of Award Agreement for Nonemployee Directors used to evidence grants of Time-Based Nonqualified Stock Options made under The Scotts Miracle-Gro Company 2006 Long-Term Incentive Plan (now known as The Scotts Miracle-Gro Company Long-Term Incentive Plan)
Incorporated herein by reference to the Registrant’s Current Report on Form 8-K filed February 2, 2006 [Exhibit 10.3]

10.6(c)(i)†
Specimen form of Deferred Stock Unit Award Agreement for Nonemployee Directors (with Related Dividend Equivalents) used to evidence grants of Deferred Stock Units made under The Scotts Miracle-Gro Company Amended and Restated 2006 Long-Term Incentive Plan (now known as The Scotts Miracle-Gro Company Long-Term Incentive Plan)
Incorporated herein by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended March 28, 2009 filed May 6, 2009 [Exhibit 10.1]

10.6(c)(ii)†
Deferred Stock Unit Award Agreement for Nonemployee Directors (with Related Dividend Equivalents) used to evidence grant of Deferred Stock Units made on January 20, 2012 to Adam Hanft under The Scotts Miracle-Gro Company Amended and Restated Long-Term Incentive Plan (now known as The Scotts Miracle-Gro Company Long-Term Incentive Plan)
Incorporated herein by reference to the Registrant's Quarterly Report on Form 10-Q for the quarterly period ended December 31, 2011 filed February 8, 2012 [Exhibit 10.5]

10.6(c)(iii)†	Specimen form of Deferred Stock Unit Award Agreement for Nonemployee Directors (with Related Dividend Equivalents) used to evidence grants under the Long-Term Incentive Plan	Incorporated herein by reference to the Registrant's Quarterly Report on Form 10-Q for the quarterly period ended March 28, 2015 filed May 7, 2015 [Exhibit 10.3]

10.6(d)†
Specimen form of Deferred Stock Unit Award Agreement for Nonemployee Directors Retainer Deferrals (with Related Dividend Equivalents) used to evidence grants which may be made under the Long-Term Incentive Plan
Incorporated herein by reference to the Registrant's Quarterly Report on Form 10-Q for the quarterly period ended March 28, 2015 filed May 7, 2015 [Exhibit 10.4]

10.6(e)†
Specimen form of Award Agreement used to evidence grants of Restricted Stock Units, Performance Shares, Nonqualified Stock Options, Incentive Stock Options, Restricted Stock and Stock Appreciation Rights made under The Scotts Miracle-Gro Company 2006 Long-Term Incentive Plan (now known as The Scotts Miracle-Gro Company Long-Term Incentive Plan) [pre-October 30, 2007 version]
Incorporated herein by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended December 31, 2005 filed February 9, 2006 [Exhibit 10(b)]

10.6(f)(i)†
Form of Restricted Stock Unit Award Agreement for Employees (with Related Dividend Equivalents) used to evidence grant of Restricted Stock Units made on April 1, 2013 to Lawrence A. Hilsheimer under The Scotts Miracle-Gro Company Long-Term Incentive Plan
Incorporated herein by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended March 29, 2014 filed May 8, 2014 [Exhibit 10.1]

10.6(f)(ii)†
Form of Restricted Stock Unit Award Agreement for Employees (with Related Dividend Equivalents) used to evidence grant of Restricted Stock Units made on December 11, 2013 to James Hagedorn under The Scotts Miracle-Gro Company Long-Term Incentive Plan
Incorporated herein by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended December 28, 2013 filed February 6, 2014 [Exhibit 10.10]

10.6(f)(iii)†
Specimen form of Restricted Stock Unit Award Agreement for Third Party Service-Providers (with Related Dividend Equivalents) used to evidence grants which may be made under the Long-Term Incentive Plan
Incorporated herein by reference to the Registrant's Quarterly Report on Form 10-Q for the quarterly period ended March 28, 2015 filed May 7, 2015 [Exhibit 10.5]

10.6(f)(iv)†	Specimen form of Restricted Stock Unit Award Agreement for Employees (with Related Dividend Equivalents) used to evidence grants which may be made under the Long-Term Incentive Plan	Incorporated herein by reference to the Registrant's Quarterly Report on Form 10-Q for the quarterly period ended March 28, 2015 filed May 7, 2015 [Exhibit 10.8]

10.6(g)†	Specimen form of Performance Unit Award Agreement for Employees (with Related Dividend Equivalents) used to evidence grants which may be made under the Long-Term Incentive Plan	Incorporated herein by reference to the Registrant's Quarterly Report on Form 10-Q for the quarterly period ended March 28, 2015 filed May 7, 2015 [Exhibit 10.6]

10.6(h)(i)†
Specimen form of Nonqualified Stock Option Award Agreement for Employees used to evidence grants of Nonqualified Stock Options made under The Scotts Miracle-Gro Company 2006 Long-Term Incentive Plan (now known as The Scotts Miracle-Gro Company Long-Term Incentive Plan) [October 30, 2007 through October 8, 2008 version]
Incorporated herein by reference to the Registrant’s Annual Report on Form 10-K for the fiscal year ended September 30, 2007 filed November 29, 2007 [Exhibit 10(t)(3)]

10.6(h)(ii)†
Specimen form of Nonqualified Stock Option Award Agreement for Employees used to evidence grants of Nonqualified Stock Options made under The Scotts Miracle-Gro Company Amended and Restated 2006 Long-Term Incentive Plan (now known as The Scotts Miracle-Gro Company Long-Term Incentive Plan) [January 20, 2010 through January 19, 2012 version]
Incorporated herein by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended January 2, 2010 filed February 11, 2010 [Exhibit 10.4]

10.6(h)(iii)†
Specimen form of Nonqualified Stock Option Award Agreement for Employees used to evidence grants of Nonqualified Stock Options made under The Scotts Miracle-Gro Company Amended and Restated 2006 Long-Term Incentive Plan (now known as The Scotts Miracle-Gro Company Long-Term Incentive Plan) [January 20, 2012 through January 17, 2013 version]
Incorporated herein by reference to the Registrant's Quarterly Report on Form 10-Q for the quarterly period ended December 31, 2011 filed February 8, 2012 [Exhibit 10.3]

10.6(h)(iv)†	Specimen form of Nonqualified Stock Option Award Agreement for Employees used to evidence grants which may be made under the Long-Term Incentive Plan	Incorporated herein by reference to the Registrant's Quarterly Report on Form 10-Q for the quarterly period ended March 28, 2015 filed May 7, 2015 [Exhibit 10.7]

10.7(a)†	The Scotts Company LLC Amended and Restated Executive Incentive Plan (effective as of January 30, 2014)	Incorporated herein by reference to the Registrant's Current Report on Form 8-K filed February 5, 2014 [Exhibit 10.1]

10.7(b)(i)†
Specimen form of Employee Confidentiality, Noncompetition, Nonsolicitation Agreement for employees participating in The Scotts Company Executive/Management Incentive Plan (now known as The Scotts Company LLC Amended and Restated Executive Incentive Plan) [2005 version]
Incorporated herein by reference to the Registrant’s Annual Report on Form 10-K for the fiscal year ended September 30, 2008 filed November 25, 2008 [Exhibit 10.2(b)(i)]

10.7(b)(ii)†
Specimen form of Employee Confidentiality, Noncompetition, Nonsolicitation Agreement for employees participating in The Scotts Company LLC Executive/Management Incentive Plan (now known as The Scotts Company LLC Amended and Restated Executive Incentive Plan) [post-2005 version]
Incorporated herein by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended July 1, 2006 filed August 10, 2006 [Exhibit 10.1]

10.7(b)(iii)†
Employee Confidentiality, Noncompetition, Nonsolicitation Agreement, dated as of December 12, 2013, by and between The Scotts Company LLC, all companies controlled by, controlling or under common control with The Scotts Company LLC, and James Hagedorn
Incorporated herein by reference to the Registrant's Current Report on Form 8-K filed December 17, 2013 [Exhibit 10.2]

10.7(c)†
Form of Retention Award Agreement evidencing the payment of a cash bonus on April 12, 2013 and the grant of Restricted Stock Units on May 8, 2013 under The Scotts Miracle-Gro Company Amended and Restated 2006 Long-Term Incentive Plan (now known as The Scotts Miracle-Gro Company Long-Term Incentive Plan) to Thomas Coleman (executed by The Scotts Company LLC on May 14, 2013 and by Thomas Coleman on May 16, 2013)
Incorporated herein by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended March 29, 2014 filed May 8, 2014 [Exhibit 10.2]

10.7(d)†
Executive Officers of The Scotts Miracle-Gro Company who are parties to form of Employee Confidentiality, Noncompetition, Nonsolicitation Agreement for employees participating in The Scotts Company LLC Amended and Restated Executive Incentive Plan incorporated in this Annual Report on Form 10-K as Exhibit 10.7(b)(ii)
*

10.8†	The Scotts Company LLC Executive Retirement Plan, as Amended and Restated as of January 1, 2015 (executed December 31, 2014)	Incorporated herein by reference to the Registrant's Quarterly Report on Form 10-Q for the quarterly period ended December 27, 2014 filed February 5, 2015 [Exhibit 10.2]

10.9†	Summary of Compensation for Nonemployee Directors of The Scotts Miracle-Gro Company (effective as of May 1, 2014)	Incorporated herein by reference to the Registrant's Annual Report on Form 10-K for the fiscal year ended September 30, 2014 filed November 25, 2014 [Exhibit 10.9]

10.10(a)†	Executive Severance Agreement, dated as of December 11, 2013, by and between The Scotts Company LLC and James Hagedorn	Incorporated herein by reference to the Registrant's Current Report on Form 8-K filed December 17, 2013 [Exhibit 10.1]

10.10(b)†	Separation Agreement and Release of All Claims, by and between The Scotts Company LLC (executed on January 21, 2014) and James R. Lyski (executed on January 22, 2014)	Incorporated herein by reference to the Registrant's Current Report on Form 8-K filed January 23, 2014 [Exhibit 10.1]

10.10(c)†	Consulting Agreement, dated as of February 7, 2014, between The Scotts Miracle-Gro Company and Dr. Michael Porter [expired December 31, 2014]	Incorporated herein by reference to the Registrant's Quarterly Report on Form 10-Q for the quarterly period ended March 29, 2014 filed May 8, 2014 [Exhibit 10.8]

10.10(d)†	Separation Agreement and Release of All Claims, entered into by and between The Scotts Company LLC (executed on April 15, 2014) and Lawrence A. Hilsheimer (executed on April 17, 2014)	Incorporated herein by reference to the Registrant's Current Report on Form 8-K filed April 17, 2014 [Exhibit 10.1]

10.10(e)†	Separation Agreement and Release of All Claims, entered into as of December 18, 2014, by and between The Scotts Company LLC and Barry W. Sanders	Incorporated herein by reference to the Registrant's Current Report on Form 8-K filed December 19, 2014 [Exhibit 10.1]

10.10(f)†	Consulting Agreement, dated March 6, 2015, between The Scotts Company LLC and Hanft Projects LLC	Incorporated herein by reference to the Registrant's Quarterly Report on Form 10-Q for the quarterly period ended March 28, 2015 filed May 7, 2015 [Exhibit 10.2]

10.11(a)†	The Scotts Company LLC Executive Severance Plan, adopted on May 4, 2011	Incorporated herein by reference to the Registrant’s Current Report on Form 8-K filed May 10, 2011 [Exhibit 10.1]

10.11(b)†	Form of Tier 1 Participation Agreement under The Scotts Company LLC Executive Severance Plan	Incorporated herein by reference to the Registrant’s Current Report on Form 8-K filed May 10, 2011 [Exhibit 10.2]

10.11(c)†
Executive Officers of The Scotts Miracle-Gro Company who are parties to form of Tier 1 Participation Agreement under The Scotts Company LLC Executive Severance Plan incorporated in this Annual Report on Form 10-K as Exhibit 10.11(b)
*

10.12(a)
Amended and Restated Exclusive Agency and Marketing Agreement, effective as of September 30, 1998, and amended and restated as of November 11, 1998, by and between Monsanto Company and The Scotts Company LLC (as successor to The Scotts Company, an Ohio corporation)
Incorporated herein by reference to the Registrant’s Annual Report on Form 10-K for the fiscal year ended September 30, 2005 filed December 15, 2005 [Exhibit 10(x)]

10.12(b)
Letter Agreement, dated March 10, 2005, amending the Amended and Restated Exclusive Agency and Marketing Agreement, dated as of September 30, 1998, between Monsanto Company and The Scotts Company LLC (as successor to The Scotts Company, an Ohio corporation)
Incorporated herein by reference to the Registrant’s Annual Report on Form 10-K for the fiscal year ended September 30, 2009 filed November 24, 2009 [Exhibit 10.17(b)]

10.12(c)	Letter Agreement, dated March 28, 2008, amending the Amended and Restated Exclusive Agency and Marketing Agreement, dated as of September 30, 1998, between Monsanto Company and The Scotts Company LLC	Incorporated herein by reference to the Registrant’s Annual Report on Form 10-K for the fiscal year ended September 30, 2008 filed November 25, 2008 [Exhibit 10.18(b)]

10.12(d)	Amendment to Amended and Restated Exclusive Agency and Marketing Agreement, dated as of May 15, 2015, between Monsanto Company and The Scotts Company LLC	Incorporated herein by reference to the Registrant's Current Report on Form 8-K/A filed May 20, 2015 [Exhibit 10.2]

10.12(e)	Lawn and Garden Brand Extension Agreement, dated as of May 15, 2015, between Monsanto Company and The Scotts Company LLC	Incorporated herein by reference to the Registrant's Current Report on Form 8-K/A filed May 20, 2015 [Exhibit 10.3]

10.12(f)	Commercialization and Technology Agreement, dated as of May 15, 2015, between Monsanto Company and The Scotts Company LLC	Incorporated herein by reference to the Registrant's Current Report on Form 8-K/A filed May 20, 2015 [Exhibit 10.4]

10.13
Purchase Agreement, dated December 13, 2010, among The Scotts Miracle-Gro Company, the subsidiary guarantors named therein and Merrill Lynch, Pierce, Fenner & Smith Incorporated, as representative of the several initial purchasers named therein
Incorporated herein by reference to the Registrant’s Current Report on Form 8-K filed December 16, 2010 [Exhibit 10.1]

10.14(a)
Master Accounts Receivable Purchase Agreement, dated as of November 15, 2012, by and among The Scotts Miracle-Gro Company, The Scotts Company LLC, The Bank of Nova Scotia, Suntrust Bank, RB Receivables LLC and Mizuho Corporate Bank, Ltd., as Administrative Agent and as a Bank
Incorporated herein by reference to the Registrant’s Annual Report on Form 10-K for the fiscal year ended September 30, 2012 [Exhibit 10.16]

10.14(b)
First Amendment, dated as of October 25, 2013, to the Master Accounts Receivable Purchase Agreement, dated as of November 15, 2012, among The Scotts Miracle-Gro Company, The Scotts Company LLC, The Bank of Nova Scotia, Suntrust Bank, RB Receivables LLC and Mizuho Bank, Ltd., as Administrative Agent and as a Bank
Incorporated herein by reference to the Registrant’s Current Report on Form 8-K filed October 31, 2013 [Exhibit 10.1]

10.14(c)
Second Amendment, dated as of August 29, 2014, to the Master Accounts Receivable Purchase Agreement, dated as of November 15, 2012, among The Scotts Miracle-Gro Company, The Scotts Company LLC, The Bank of Nova Scotia, Suntrust Bank, RB Receivables LLC and Mizuho Corporate Bank, Ltd., as Administrative Agent and as a Bank
Incorporated herein by reference to the Registrant’s Current Report on Form 8-K filed September 4, 2014 [Exhibit 10.1]

10.15
Amended and Restated Master Accounts Receivable Purchase Agreement, dated as of September 25, 2015, among The Scotts Miracle-Gro Company, The Scotts Company LLC, the Banks party thereto and Mizuho Bank, Ltd., as Administrative Agent
Incorporated herein by reference to the Registrant’s Current Report on Form 8-K filed September 30, 2015 [Exhibit 10.1]

10.16
Purchase Agreement, dated October 7, 2015, among The Scotts Miracle-Gro Company, the subsidiary guarantors named therein and Merrill Lynch, Pierce, Fenner & Smith Incorporated, as representative of the several initial purchasers named therein
Incorporated herein by reference to the Registrant’s Current Report on Form 8-K filed October 14, 2015 [Exhibit 10.1]

12	Computation of Ratio of Earnings to Fixed Charges	*

21	Subsidiaries of The Scotts Miracle-Gro Company	*

23	Consent of Independent Registered Public Accounting Firm — Deloitte & Touche LLP	*

24	Powers of Attorney of Executive Officers and Directors of The Scotts Miracle-Gro Company	*

31.1	Rule 13a-14(a)/15d-14(a) Certifications (Principal Executive Officer)	*

31.2	Rule 13a-14(a)/15d-14(a) Certifications (Principal Financial Officer)	*

32	Section 1350 Certifications (Principal Executive Officer and Principal Financial Officer)	*

101.INS	XBRL Instance Document	*

101.SCH	XBRL Taxonomy Extension Schema	*

101.CAL	XBRL Taxonomy Extension Calculation Linkbase	*

101.DEF	XBRL Taxonomy Extension Definition Linkbase	*

101.LAB	XBRL Taxonomy Extension Label Linkbase	*

101.PRE	XBRL Taxonomy Extension Presentation Linkbase	*

*	Filed or furnished herewith.
†	Management contract, compensatory plan or arrangement.