Form 10-Q
period 2016-01-02
SCOTTS MIRACLE-GRO CO
filed 2016-02-11
CIK 825542

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_________________________________________
FORM 10-Q
_________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended January 2, 2016
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

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐     No  ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding at February 5, 2016
Common Shares, $0.01 stated value, no par value	61,411,683 Common Shares

PART I—FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

THE SCOTTS MIRACLE-GRO COMPANY
Condensed Consolidated Statements of Operations
(In millions, except per common share data)
(Unaudited)

	THREE MONTHS ENDED
	JANUARY 2, 2016	DECEMBER 27, 2014
Net sales	$245.7	$216.2
Cost of sales	198.1	186.9
Cost of sales—impairment, restructuring and other	5.0	—
Gross profit	42.6	29.3
Operating expenses:
Selling, general and administrative	139.5	126.9
Impairment, restructuring and other	4.3	9.6
Other income, net	(1.0)	(1.2)
Loss from operations	(100.2)	(106.0)
Costs related to refinancing	8.8	—
Interest expense	16.3	9.7
Loss before income taxes	(125.3)	(115.7)
Income tax benefit	(44.5)	(41.7)
Net loss	$(80.8)	$(74.0)
Net income attributable to noncontrolling interest	(0.5)	(0.6)
Net loss attributable to controlling interest	$(81.3)	$(74.6)

Basic loss per common share	$(1.32)	$(1.23)
Common shares used in basic loss per share calculation	61.5	60.8

Diluted loss per common share	$(1.32)	$(1.23)
Common shares and potential common shares used in diluted loss per share calculation	61.5	60.8

Dividends declared per common share	$0.47	$0.45
See Notes to Condensed Consolidated Financial Statements.

THE SCOTTS MIRACLE-GRO COMPANY
Condensed Consolidated Statements of Comprehensive Income (Loss)
(In millions)
(Unaudited)

	THREE MONTHS ENDED
	JANUARY 2, 2016	DECEMBER 27, 2014
Net loss	$(80.8)	$(74.0)
Other comprehensive (loss) income:
Net foreign currency translation adjustment	(2.8)	(3.0)
Net unrealized gains (losses) on derivative instruments, net of tax of $0.8 and ($0.7), respectively	1.3	(1.1)
Reclassification of net unrealized losses on derivatives to net income, net of tax of $0.5 and $0.6, respectively	0.8	1.0
Net unrealized losses in pension and other post-retirement benefits, net of tax of $0.0 and $0.0, respectively	—	—
Reclassification of net pension and post-retirement benefit loss to net income, net of tax of $0.3 and $0.5, respectively	0.5	0.8
Total other comprehensive loss	(0.2)	(2.3)
Comprehensive loss	$(81.0)	$(76.3)
See Notes to Condensed Consolidated Financial Statements.

THE SCOTTS MIRACLE-GRO COMPANY
Condensed Consolidated Statements of Cash Flows
(In millions)
(Unaudited)

	THREE MONTHS ENDED
	JANUARY 2, 2016	DECEMBER 27, 2014
OPERATING ACTIVITIES
Net loss	$(80.8)	$(74.0)
Adjustments to reconcile net loss to net cash used in operating activities:
Impairment, restructuring and other	—	3.6
Costs related to refinancing	2.2	—
Share-based compensation expense	2.2	2.1
Depreciation	13.5	12.5
Amortization	4.6	3.7
Gain on sale of assets	(0.1)	—
Changes in assets and liabilities, net of acquired businesses:
Accounts receivable	134.4	148.9
Inventories	(354.1)	(301.2)
Prepaid and other assets	(6.5)	(6.8)
Accounts payable	42.6	33.0
Other current liabilities	(85.6)	(93.8)
Restructuring reserves	(10.2)	2.1
Other non-current items	1.4	5.8
Other, net	(2.2)	(2.9)
Net cash used in operating activities	(338.6)	(267.0)

INVESTING ACTIVITIES
Proceeds from sale of long-lived assets	0.1	—
Investments in property, plant and equipment	(16.1)	(14.5)
Investment in unconsolidated affiliates	(0.8)	—
Investments in acquired businesses, net of cash acquired	—	(11.1)
Net cash used in investing activities	(16.8)	(25.6)

FINANCING ACTIVITIES
Borrowings under revolving and bank lines of credit and term loans	924.3	539.6
Repayments under revolving and bank lines of credit and term loans	(751.2)	(167.1)
Proceeds from issuance of 6.000% Senior Notes	400.0	—
Repayment of 6.625% Senior Notes	(200.0)	—
Financing and issuance fees	(10.5)	—
Dividends paid	(28.9)	(27.4)
Purchase of Common Shares	—	(14.8)
Payments on seller notes	(0.8)	—
Excess tax benefits from share-based payment arrangements	0.1	0.5
Cash received from the exercise of stock options	1.2	6.2
Net cash provided by financing activities	334.2	337.0
Effect of exchange rate changes on cash	(1.2)	(3.6)
Net (decrease) increase in cash and cash equivalents	(22.4)	40.8
Cash and cash equivalents at beginning of period	71.4	89.3
Cash and cash equivalents at end of period	$49.0	$130.1

SUPPLEMENTAL CASH FLOW INFORMATION
Interest paid	$(13.2)	$(11.2)
Call premium on 6.000% Senior Notes	(6.6)	—
Income taxes paid	(2.1)	(8.6)
See Notes to Condensed Consolidated Financial Statements.

THE SCOTTS MIRACLE-GRO COMPANY
Condensed Consolidated Balance Sheets
(In millions, except stated value per share)
(Unaudited)

	JANUARY 2, 2016	DECEMBER 27, 2014	SEPTEMBER 30, 2015
ASSETS
Current assets:
Cash and cash equivalents	$49.0	$130.1	$71.4
Accounts receivable, less allowances of $8.0, $6.8 and $8.7, respectively	206.4	185.4	191.3
Accounts receivable pledged	—	—	152.9
Inventories	759.2	682.8	407.6
Prepaid and other current assets	133.4	127.6	125.4
Total current assets	1,148.0	1,125.9	948.6
Property, plant and equipment, net of accumulated depreciation of $624.5 $606.1 and $612.9, respectively	449.2	434.4	453.7
Goodwill	433.0	364.3	432.4
Intangible assets, net	658.0	308.9	663.5
Other assets	39.2	31.7	29.0
Total assets	$2,727.4	$2,265.2	$2,527.2

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current portion of debt	$28.8	$36.6	$134.8
Accounts payable	233.5	220.0	197.9
Other current liabilities	183.3	165.3	280.4
Total current liabilities	445.6	421.9	613.1
Long-term debt	1,503.6	1,133.3	1,028.5
Other liabilities	251.5	249.1	252.5
Total liabilities	2,200.7	1,804.3	1,894.1
Contingencies (Note 10)
Shareholders’ equity:
Common shares and capital in excess of $.01 stated value per share; 61.5, 60.7 and 61.4 shares issued and outstanding, respectively	402.3	399.0	400.4
Retained earnings	573.7	534.6	684.2
Treasury shares, at cost; 6.6, 7.5 and 6.7 shares, respectively	(355.2)	(398.2)	(357.1)
Accumulated other comprehensive loss	(107.0)	(88.6)	(106.8)
Total shareholders’ equity - controlling interest	513.8	446.8	620.7
Noncontrolling interest	12.9	14.1	12.4
Total equity	526.7	460.9	633.1
Total liabilities and equity	$2,727.4	$2,265.2	$2,527.2
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
Due to the nature of the consumer lawn and garden business, the majority of the Company’s sales to customers occur in the Company’s second and third fiscal quarters. On a combined basis, net sales for the second and third quarters of the last three fiscal years represented in excess of 75% of annual net sales.
The Company follows a 13-week quarterly accounting cycle pursuant to which the first three fiscal quarters end on a Saturday and the fiscal year always ends on September 30. This fiscal calendar convention requires the Company to cycle forward the first three fiscal quarter ends every six years. Fiscal 2016 is the most recent year impacted by this process and, as a result, the first quarter of fiscal 2016 will have six additional days and the fourth quarter of fiscal 2016 will have five less days compared to the respective quarters of fiscal 2015. The Company’s first quarter of fiscal 2016 ended on January 2, 2016 while the first quarter of fiscal 2015 ended on December 27, 2014.
Organization and Basis of Presentation
The Company’s unaudited condensed consolidated financial statements for the three months ended January 2, 2016 and December 27, 2014 are presented in accordance with accounting principles generally accepted in the United States of America (“GAAP”). The condensed consolidated financial statements include the accounts of Scotts Miracle-Gro and its subsidiaries. All intercompany transactions and accounts have been eliminated in consolidation. The Company’s consolidation criteria are based on majority ownership (as evidenced by a majority voting interest in the entity) and an objective evaluation and determination of effective management control. AeroGrow International, Inc. (“AeroGrow”), in which the Company has a controlling interest, is consolidated, with the equity owned by other shareholders shown as noncontrolling interest in the Condensed Consolidated Balance Sheets, and the other shareholders’ portion of net earnings and other comprehensive income shown as net income (loss) or comprehensive income attributable to noncontrolling interest in the Condensed Consolidated Statements of Operations and Condensed Consolidated Statements of Comprehensive Income (Loss), respectively. In the opinion of management, interim results reflect all normal and recurring adjustments and are not necessarily indicative of results for a full year.
Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been omitted or condensed pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Accordingly, this report should be read in conjunction with Scotts Miracle-Gro’s Annual Report on Form 10-K for the fiscal year ended September 30, 2015 (the “2015 Annual Report”), which includes a complete set of footnote disclosures, including the Company’s significant accounting policies.
The Company’s Condensed Consolidated Balance Sheet at September 30, 2015 has been derived from the Company’s audited Consolidated Balance Sheet at that date, but does not include all of the information and footnotes required by GAAP for complete financial statements.
Use of Estimates
The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the condensed consolidated financial statements and accompanying notes and related disclosures. Although these estimates are based on management’s best knowledge of current events and actions the Company may undertake in the future, actual results ultimately may differ from the estimates.
Long-lived Assets
The Company had noncash investing activities of $2.7 million and $3.0 million during the three months ended January 2, 2016 and December 27, 2014, respectively, representing unpaid liabilities incurred during each period to acquire property, plant and equipment.

RECENT ACCOUNTING PRONOUNCEMENTS
Revenue Recognition from Contracts with Customers

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers. This guidance requires companies to recognize revenue in a manner that depicts the transfer of promised goods or services to customers in amounts that reflect the consideration to which a company expects to be entitled in exchange for those goods or services. The new standard also will result in enhanced disclosures about the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers. The provisions are effective for the Company’s financial statements no later than the fiscal year beginning October 1, 2018. The standard allows for either a full retrospective or a modified retrospective transition method. The Company is currently evaluating the impact of this standard on its consolidated results of operations, financial position and cash flows.
Discontinued Operations Reporting
In April 2014, the FASB issued an accounting standard update that amends the accounting guidance related to discontinued operations. This amendment defines discontinued operations as a component or group of components that is disposed of or is classified as held for sale and represents a strategic shift that has or will have a major effect on an entity’s operations and financial results. This amendment also introduces new disclosures for disposals that do not meet the criteria of discontinued operations. The provisions are effective for fiscal years beginning after December 15, 2014 and apply to new disposals and new classifications of disposal groups as held for sale after the effective date. The adoption of the amended guidance impacts presentation and disclosure of future divestitures and did not have a significant impact on the Company’s consolidated financial position, results of operations or cash flows as of January 2, 2016.
Going Concern
In April 2014, the FASB issued a new accounting standard that requires management to assess if there is substantial doubt about an entity’s ability to continue as a going concern for each annual and interim period. If conditions or events give rise to substantial doubt, disclosures are required. The new accounting standard will be effective as of December 31, 2016 and is not expected to have an impact on the Company’s financial statement disclosures.
Inventory
In July 2015, the FASB issued an accounting standard update that requires inventory to be measured “at the lower of cost and net realizable value,” thereby simplifying the current guidance that requires inventory to be measured at the lower of cost or market (market in this context is defined as one of three different measures, one of which is net realizable value). The provisions are effective prospectively for fiscal years beginning after December 15, 2016 and are not expected to have a significant impact on the Company’s consolidated financial position, results of operations or cash flows.
Debt Issuance Costs
In April 2015, the FASB issued an accounting standard update that requires debt issuance costs related to a recognized debt liability to be presented in the balance sheet as a direct deduction from the corresponding debt liability rather than as an asset. The provisions are effective for fiscal years beginning after December 15, 2015 and require retrospective application. The adoption of the amended guidance impacts presentation and disclosure of debt issuance costs and is not expected to have a significant impact on the Company’s consolidated financial position, results of operations or cash flows.
Cloud Computing Arrangements
In April 2015, the FASB issued an accounting standard update that clarifies how customers in cloud computing arrangements should determine whether the arrangement includes a software license, and requires acquired software licenses to be accounted for as licenses of intangible assets. The provisions are effective for fiscal years beginning after December 15, 2015 and are not expected to have a significant impact on the Company’s consolidated financial position, results of operations or cash flows.
Business Combinations
In September 2015, the FASB issued an accounting standard update to simplify the accounting for measurement-period adjustments by requiring an acquirer to recognize adjustments to provisional amounts that are identified during the measurement period in the reporting period in which the adjustment amounts are determined, and requiring disclosure of the portion of the amount recorded in current-period earnings by line item that would have been recorded in previous reporting periods if the adjustment to the provisional amounts had been recognized as of the acquisition date. The provisions are effective prospectively for the Company’s financial statements no later than the fiscal year beginning October 1, 2016 and are not expected to have a significant impact on the Company’s consolidated financial position, results of operations or cash flows.

Income Taxes
In November 2015, the FASB issued an accounting standard update to simplify the presentation of deferred income taxes by requiring that deferred income tax liabilities and assets be classified as noncurrent in a classified statement of financial position. The provisions are effective for the Company’s financial statements no later than the fiscal year beginning October 1, 2017. The standard allows for either a retrospective or prospective transition method and is not expected to have a significant impact on the Company’s consolidated financial position, results of operations or cash flows.
NOTE 2. ACQUISITIONS
Fiscal 2015
On October 16, 2014, Scotts LawnService® acquired the assets of Action Pest Control Inc. (“Action Pest”), a residential and commercial pest control provider in the Midwest, for $21.7 million. Action Pest provides residential and commercial pest control services to homeowners and businesses throughout Indiana, Kentucky, and Illinois. This transaction provides Scotts LawnService® an entry into the pest control market. Included in the purchase price of $21.7 million is non-cash investing activity of $4.0 million representing the deferral of a portion of the purchase price into subsequent fiscal periods. The valuation of acquired assets included finite-lived identifiable intangible assets of $6.1 million and tax deductible goodwill of $14.1 million. Identifiable intangible assets included tradename, customer relationships and non-compete agreements with useful lives ranging between 1 to 12 years. The estimated fair values of the identifiable intangible assets were determined using an income-based approach, which includes market participant expectations of cash flows that an asset will generate over the remaining useful life discounted to present value using an appropriate discount rate. Net sales for Action Pest included in the Scotts LawnService® segment for the three months ended January 2, 2016 and December 27, 2014 were $3.1 million and $1.9 million, respectively. During fiscal 2015, Scotts LawnService® also acquired several other businesses that individually and in the aggregate were not significant for an aggregate purchase price of $3.5 million, which included $2.6 million in tax deductible goodwill.
On March 30, 2015, the Company acquired the assets of General Hydroponics, Inc. (“General Hydroponics”) and Bio-Organic Solutions, Inc. (“Vermicrop”) for $120.0 million and $15.0 million, respectively. This transaction provides the Company’s Global Consumer segment with an additional entry in the indoor and urban gardening market, which is a part of the Global Consumer segment’s long-term growth strategy. General Hydroponics and Vermicrop are leading producers of liquid plant food products, growing media, and accessories for the hydroponics markets. The General Hydroponics purchase price includes non-cash investing activity of $1.0 million representing the deferral of a portion of the purchase price into fiscal 2016. The Vermicrop purchase price includes $5.0 million of contingent consideration, which will be paid during fiscal 2016. Additionally, the Vermicrop purchase price was paid in common shares of Scotts Miracle-Gro (“Common Shares”) based on the average share price at the time of payment. The valuation of acquired assets was determined during the third quarter of fiscal 2015 and included (i) $14.2 million of inventory and accounts receivable, (ii) $5.7 million in fixed assets, (iii) $65.0 million of finite-lived identifiable intangible assets, and (iv) $53.9 million of tax-deductible goodwill. Identifiable intangible assets included tradenames, customer relationships and non-compete arrangements with useful lives ranging between 5 to 26 years. The estimated fair values of the identifiable intangible assets were determined using an income-based approach, which includes market participant expectations of cash flows that an asset will generate over the remaining useful life discounted to present value using an appropriate discount rate. Net sales for General Hydroponics and Vermicrop included within the Global Consumer segment for the three months ended January 2, 2016 were $13.5 million.
During fiscal 2015, the Company completed four acquisitions of growing media operations within the Global Consumer segment for an aggregate purchase price of $40.2 million. These acquisitions expand the Company’s growing media operations and distribution capabilities within its Global Consumer segment. The valuation of acquired assets for the transactions included (i) $10.1 million in finite-lived identifiable intangible assets, (ii) $11.4 million in fixed assets, (iii) $10.7 million in tax deductible goodwill, and (iv) $9.8 million of inventory and accounts receivable. Identifiable intangible assets include tradenames and customer relationships with useful lives ranging between 7 to 20 years. The estimated fair values of the identifiable intangible assets were determined using an income-based approach, which includes market participant expectations of cash flows that an asset will generate over the remaining useful life discounted to present value using an appropriate discount rate.
The condensed consolidated financial statements include the results of operations for these business combinations from the date of each acquisition.

NOTE 3. IMPAIRMENT, RESTRUCTURING AND OTHER
Activity described herein is classified within the “Impairment, restructuring and other” lines in the Condensed Consolidated Statements of Operations.
The following table details impairment, restructuring and other for each of the periods presented:

	THREE MONTHS ENDED
	JANUARY 2, 2016	DECEMBER 27, 2014
	(In millions)
Restructuring and other charges	$9.3	$9.6
Goodwill and intangible asset impairments	—	—
Total impairment, restructuring and other	$9.3	$9.6
The following table summarizes the activity related to liabilities associated with the restructuring and other charges during the three months ended January 2, 2016 (in millions):

Amounts reserved for restructuring and other charges at September 30, 2015	$28.1
Restructuring and other charges	9.3
Payments and other	(19.5)
Amounts reserved for restructuring and other charges at January 2, 2016	$17.9
Included in the restructuring reserves as of January 2, 2016 is $2.8 million that is classified as long-term. Payments against the long-term reserves will be incurred as the employees covered by the restructuring plan retire or through the passage of time. The remaining amounts reserved will continue to be paid out over the course of the next twelve months.
Fiscal 2016
In the first quarter of fiscal 2016, the Company announced a series of initiatives called Project Focus designed to maximize the value of its non-core assets and concentrate its focus on emerging categories of the lawn and garden industry in its core U.S. business. On December 10, 2015, as part of this project, the Company entered into a definitive agreement to contribute its Scotts LawnService® business into a joint venture with TruGreen Holdings Corporation. This agreement is subject to several conditions to close including receiving regulatory approval and the joint venture obtaining financing. The transaction is expected to close in the second quarter of fiscal 2016. During the three months ended January 2, 2016, the Company recognized $2.8 million in deal related costs associated with this transaction. In addition, during the three months ended January 2, 2016, the Company recognized $0.9 million in deal costs related to other potential transactions associated with this project.
During the third quarter of fiscal 2015, the Company’s Global Consumer segment began experiencing an increase in certain consumer complaints related to the newly reformulated Bonus S® fertilizer product sold in the southeastern United States indicating customers were experiencing damage to their lawns after application. During the first quarter of fiscal 2016, the Company recognized $5.4 million in costs related to resolving these consumer complaints and the recognition of costs the Company expects to incur for current and expected consumer claims. Costs incurred to date since the inception of this matter are $67.8 million. The Company is working through the claims process with its insurers with respect to these costs, and has received reimbursement payments of $44.9 million through the first quarter of fiscal 2016, including $25.0 million received during the first quarter of fiscal 2016. The Company recorded an offsetting insurance reimbursement recovery in the amount of $4.9 million in the fourth quarter of fiscal 2015 and the remaining $40.0 million of reimbursements have been recognized as an accrued liability on the Condensed Consolidated Balance Sheets pending the resolution of the insurer’s review of claim documentation. During the first quarter of fiscal 2016, the Company paid $13.2 million to the third party administrator of the consumer claims to pay for lawn repairs.
Fiscal 2015
During the three months ended December 27, 2014, the Company recognized $9.6 million in restructuring costs related to termination benefits provided to U.S. and international personnel as part of the Company’s restructuring of its U.S. administrative and overhead functions and the continuation of the international profitability improvement initiative. These restructuring charges included $3.6 million of costs related to the acceleration of equity compensation expense.

NOTE 4. INVENTORIES
Inventories consisted of the following for each of the periods presented:

	JANUARY 2, 2016	DECEMBER 27, 2014	SEPTEMBER 30, 2015
	(In millions)
Finished goods	$531.5	$476.4	$230.2
Work-in-process	60.8	60.5	48.3
Raw materials	166.9	145.9	129.1
Total inventories	$759.2	$682.8	$407.6

Adjustments to reflect inventories at net realizable values were $23.0 million at January 2, 2016, $19.1 million at December 27, 2014 and $17.8 million at September 30, 2015.
NOTE 5. MARKETING AGREEMENT
The Scotts Company LLC and Monsanto are parties to an Amended and Restated Exclusive Agency and Marketing Agreement (the “Marketing Agreement”), pursuant to which the Company has served, since its 1998 fiscal year, as Monsanto’s exclusive agent for the marketing and distribution of consumer Roundup® herbicide products (with additional rights to new products containing glyphosate or other similar non-selective herbicides) in the consumer lawn and garden market. Under the terms of the Marketing Agreement, the Company is entitled to receive an annual commission from Monsanto as consideration for the performance of the Company’s duties as agent. The annual gross commission under the Marketing Agreement is calculated as a percentage of the actual earnings before interest and income taxes of the consumer Roundup® business in the markets covered by the Marketing Agreement subject to the achievement of annual earnings thresholds. The Marketing Agreement also requires the Company to make annual payments of $20.0 million to Monsanto as a contribution against the overall expenses of the consumer Roundup® business. From 1998 until May 15, 2015, the Marketing Agreement covered the United States and other specified countries, including Australia, Austria, Belgium, Canada, France, Germany, the Netherlands and the United Kingdom. On May 15, 2015, the territories were expanded to cover additional countries as outlined below.
In consideration for the rights granted to the Company under the Marketing Agreement in 1998, the Company paid a marketing fee of $32 million to Monsanto. The Company deferred this amount on the basis that the payment will provide a future benefit through commissions that will be earned under the Marketing Agreement. The economic useful life over which the marketing fee is being amortized is twenty years, with a remaining unamortized amount of $2.2 million and remaining amortization period of less than three years as of January 2, 2016.
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

•
Increases the minimum termination fee payable under the Marketing Agreement to the greater of (1) $200.0 million or (2) four times (A) the average of the program earnings before interest or income taxes for the three trailing program years prior to the year of termination, minus (B) the 2015 program earnings before interest or income taxes.

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

•
Amends the commission structure by (1) eliminating the commission threshold for program years 2016, 2017 and 2018, (2) setting the commission threshold for the subsequent program years at $40 million and (3) establishing the commission payable by Monsanto to the Company for each program year at an amount equal to 50% of the program earnings before interest and income taxes for such program year.

The Brand Extension Agreement provides the Company a worldwide, exclusive license to use the Roundup® brand on additional products offered by the Company outside of the non-selective weed category within the residential lawn and garden market. The application of the Roundup® brand to these additional products is subject to a product review and approval process developed between the Company and Monsanto. Monsanto will maintain oversight of its brand, the handling of brand registrations covering these new products and new territories, as well as primary responsibility for brand enforcement. The Brand Extension Agreement has an initial term of twenty years, which will automatically renew for additional successive twenty year terms, at the Company’s sole option, for no additional monetary consideration.
The Commercialization and Technology Agreement provides for the Company and Monsanto to further develop and commercialize new products and technology developed at Monsanto and intended for introduction into the residential lawn and garden market. Under the Commercialization and Technology Agreement, the Company receives an exclusive first look at new Monsanto technology and products and an annual review of Monsanto’s developing products and technologies. The Commercialization and Technology Agreement has a term of thirty years (subject to early termination upon a termination event under the Marketing Agreement or the Brand Extension Agreement).
The Company recorded the $300.0 million consideration paid by the Company to Monsanto in connection with the entry into the Marketing Agreement Amendment, the Brand Extension Agreement and the Commercialization and Technology Agreement as intangible assets and the related economic useful life of such assets is indefinite. The identifiable intangible assets include the Marketing Agreement Amendment and the Brand Extension Agreement with allocated fair value of $188.3 million and $111.7 million, respectively. The estimated fair values of the identifiable intangible assets were determined using an income-based approach, which includes market participant expectations of cash flows that an asset will generate over the remaining useful life discounted to present value using an appropriate rate of return.
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
The gross commission earned under the Marketing Agreement, the contribution payments to Monsanto and the amortization of the initial marketing fee paid to Monsanto in 1998 are included in the calculation of net sales in the Company’s Condensed Consolidated Statements of Operations. The elements of the net commission and reimbursements earned under the Marketing Agreement and included in “Net sales” are as follows:

	THREE MONTHS ENDED
	JANUARY 2, 2016	DECEMBER 27, 2014
	(In millions)
Gross commission	$—	$—
Contribution expenses	(5.0)	(5.0)
Amortization of marketing fee	(0.2)	(0.2)
Net commission	(5.2)	(5.2)
Reimbursements associated with Marketing Agreement	14.0	17.3
Total net sales associated with Marketing Agreement	$8.8	$12.1
NOTE 6. DEBT
The components of long-term debt are as follows:

	JANUARY 2, 2016	DECEMBER 27, 2014	SEPTEMBER 30, 2015
	(In millions)
Credit Facilities:
Revolving loans	$806.5	$922.9	$816.3
Term loans	300.0	—	—
Senior Notes – 6.625%	—	200.0	200.0
Senior Notes – 6.000%	400.0	—	—
Master Accounts Receivable Purchase Agreement	—	—	122.3
Other	25.9	47.0	24.7
	1,532.4	1,169.9	1,163.3
Less current portions	28.8	36.6	134.8
Long-term debt	$1,503.6	$1,133.3	$1,028.5
Credit Facilities
On December 20, 2013, the Company entered into the third amended and restated credit agreement, providing the Company and certain of its subsidiaries with a five-year senior secured revolving loan facility in the aggregate principal amount of up to $1.7 billion (the “former credit facility”). On October 29, 2015, the Company entered into the fourth amended and restated credit agreement (the “new credit agreement”), providing the Company and certain of its subsidiaries with five-year senior secured loan facilities in the aggregate principal amount of $1.9 billion, comprised of a revolving credit facility of $1.6 billion and a term loan in the original principal amount of $300.0 million (the “new credit facilities”). The new credit agreement also provides the Company with the right to seek additional committed credit under the agreement in an aggregate amount of up to $500.0 million plus an unlimited additional amount, subject to certain specified financial and other conditions. Under the new credit agreement, the Company has the ability to obtain letters of credit up to $100.0 million. The new credit agreement replaces the former credit facility, and will terminate on October 29, 2020. Borrowings on the revolving credit facility may be made in various currencies, including U.S. dollars, euro, British pounds, Australian dollars and Canadian dollars. The terms of the new credit agreement include customary representations and warranties, affirmative and negative covenants, financial covenants, and events of default. The proceeds of borrowings on the new credit facilities may be used: (i) to finance working capital requirements and other general corporate purposes of the Company and its subsidiaries; and (ii) to refinance the amounts outstanding under the former credit facility.

Under the terms of the new credit agreement, loans bear interest, at the Company’s election, at a rate per annum equal to either the ABR or Adjusted LIBO Rate (both as defined in the new credit agreement) plus the applicable margin. The new credit facilities are guaranteed by substantially all of the Company’s domestic subsidiaries, and are secured by (i) a perfected first priority security interest in all of the accounts receivable, inventory and equipment of the Company and those of the Company’s domestic subsidiaries that are guarantors and (ii) the pledge of all of the capital stock of the Company’s domestic subsidiaries that are guarantors.
At January 2, 2016, the Company had letters of credit outstanding in the aggregate principal amount of $27.7 million, and $765.9 million of availability under the new credit agreement, subject to the Company’s continued compliance with covenants discussed below. The weighted average interest rates on average borrowings under the new credit agreement and the former credit facility were 3.9% and 3.7% for the three months ended January 2, 2016 and December 27, 2014, respectively.
The new credit agreement contains, among other obligations, an affirmative covenant regarding the Company’s leverage ratio on the last day of each quarter calculated as average total indebtedness, divided by the Company’s earnings before interest, taxes, depreciation and amortization (“EBITDA”), as adjusted pursuant to the terms of the new credit facilities (“Adjusted EBITDA”). The maximum leverage ratio was 4.50 as of January 2, 2016. The Company’s leverage ratio was 2.77 at January 2, 2016. The new credit agreement also includes an affirmative covenant regarding its interest coverage ratio. The interest coverage ratio is calculated as Adjusted EBITDA divided by interest expense, as described in the new credit agreement, and excludes costs related to refinancings. The minimum interest coverage ratio was 3.00 for the twelve months ended January 2, 2016. The Company’s interest coverage ratio was 8.52 for the twelve months ended January 2, 2016. The new credit agreement allows the Company to make unlimited restricted payments (as defined in the new credit agreement), including increased or one-time dividend payments and Common Share repurchases, as long as the leverage ratio resulting from the making of such restricted payments is 4.00 or less. Otherwise the Company may only make restricted payments in an aggregate amount for each fiscal year not to exceed the amount set forth in the new credit agreement for such fiscal year ($175.0 million for 2016 and 2017 and $200.0 million for 2018 and in each fiscal year thereafter).
Senior Notes - 6.625%
On December 15, 2015, Scotts Miracle-Gro redeemed all $200.0 million aggregate principal amount of its outstanding 6.625% senior notes due 2020 (the “6.625% Senior Notes”) paying a redemption price of $213.2 million, comprised of $6.6 million of accrued and unpaid interest, $6.6 million of call premium and $200.0 million for outstanding principal amount. The $6.6 million call premium charge was recognized within the “Costs related to refinancing” line on the Condensed Consolidated Statement of Operations in the first quarter of fiscal 2016. Additionally, the Company had $2.2 million in unamortized bond discount and issuance costs associated with the 6.625% Senior Notes that were written-off and recognized in the “Costs related to refinancing” line on the Condensed Consolidated Statement of Operations in the first quarter of fiscal 2016.
Senior Notes - 6.000%
On October 13, 2015, Scotts Miracle-Gro issued $400.0 million aggregate principal amount of 6.000% senior notes due 2023 (the “6.000% Senior Notes”). The net proceeds of the offering were used to repay outstanding borrowings under the former credit facility. The 6.000% Senior Notes represent general unsecured senior obligations and rank equal in right of payment with the Company’s existing and future unsecured senior debt. The 6.000% Senior Notes have interest payment dates of April 15 and October 15 of each year, commencing April 15, 2016. The 6.000% Senior Notes may be redeemed, in whole or in part, on or after October 15, 2018 at applicable redemption premiums. The 6.000% Senior Notes contain customary covenants and events of default and mature on October 15, 2023. Substantially all of Scotts Miracle-Gro’s domestic subsidiaries serve as guarantors of the 6.000% Senior Notes.
Master Accounts Receivable Purchase Agreement
The Company maintains a Master Accounts Receivable Purchase Agreement (“MARP Agreement”), which provides for the discretionary sale by the Company, and the discretionary purchase (outside of the commitment period specified in the MARP Agreement) by the participating banks, on a revolving basis, of accounts receivable generated by sales to three specified account debtors in an aggregate amount not to exceed $400.0 million. The MARP Agreement is subject to renewal by mutual agreement at least annually. The Company accounts for the sale of receivables under the MARP Agreement as short-term debt and continues to carry the receivables on its Condensed Consolidated Balance Sheet, primarily as a result of the Company’s right to repurchase receivables sold. There were no borrowings or receivables pledged as collateral under the MARP Agreement as of January 2, 2016 and December 27, 2014. As of January 2, 2016, there was $42.6 million of availability under the MARP Agreement.
Interest Rate Swap Agreements
The Company has outstanding interest rate swap agreements with major financial institutions that effectively convert a portion of the Company’s variable-rate debt to a fixed rate. The swap agreements had a total U.S. dollar equivalent notional amount of $1,300.0 million at January 2, 2016, December 27, 2014 and September 30, 2015. Interest payments made between the effective date and expiration date are hedged by the swap agreements, except as noted below. The notional amount, effective date, expiration date and rate of each of these swap agreements are shown in the table below.

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
Estimated Fair Values
A description of the methods and assumptions used to estimate the fair values of the Company’s debt instruments is as follows:
Credit Facilities
The interest rate currently available to the Company fluctuates with the applicable LIBO rate, prime rate or Federal Funds Effective Rate and thus the carrying value is a reasonable estimate of fair value. The fair value measurement for the new credit facilities was classified in Level 2 of the fair value hierarchy.
6.000% Senior Notes
The fair value of the 6.000% Senior Notes can be determined based on the trading of the 6.000% Senior Notes in the open market. The difference between the carrying value and the fair value of the 6.000% Senior Notes represents the premium or discount on that date. Based on the trading value on or around January 2, 2016, the fair value of the 6.000% Senior Notes was approximately $418.0 million. The fair value measurement for the 6.000% Senior Notes was classified in Level 1 of the fair value hierarchy.
Accounts Receivable Pledged
The interest rate on the short-term debt associated with accounts receivable pledged under the MARP Agreement fluctuates with the applicable LIBOR rate and thus the carrying value is a reasonable estimate of fair value. The fair value measurement for the MARP Agreement was classified in Level 2 of the fair value hierarchy.
Weighted Average Interest Rate
The weighted average interest rates on the Company’s debt were 5.0% and 4.3% for the three months ended January 2, 2016 and December 27, 2014, respectively. The increase in the weighted average interest rate is due to the higher proportion of long-term fixed-rate borrowing in the Company’s debt mix in fiscal 2016.

NOTE 7. RETIREMENT AND RETIREE MEDICAL PLANS
The following summarizes the components of net periodic benefit cost for the retirement and retiree medical plans sponsored by the Company:

	THREE MONTHS ENDED
	JANUARY 2, 2016			DECEMBER 27, 2014
	U.S. Pension	International Pension	U.S. Medical	U.S. Pension	International Pension	U.S. Medical
	(In millions)
Service cost	$—	$0.3	$0.1	$—	$0.3	$0.1
Interest cost	1.1	1.7	0.3	1.0	1.9	0.3
Expected return on plan assets	(1.2)	(2.0)	—	(1.3)	(2.3)	—
Net amortization	0.4	0.4	(0.3)	0.8	0.5	—
Net periodic benefit cost	$0.3	$0.4	$0.1	$0.5	$0.4	$0.4

NOTE 8. SHAREHOLDERS’ EQUITY
During the three months ended January 2, 2016, Scotts Miracle-Gro did not repurchase any Common Shares pursuant to the $500.0 million share repurchase program approved by the Scotts Miracle-Gro Board of Directors in August 2014. The program allows for repurchases of Common Shares over a five-year period starting November 1, 2014 through September 30, 2019. From the inception of this share repurchase program in the fourth quarter of fiscal 2014 through January 2, 2016, Scotts Miracle-Gro has repurchased approximately 0.2 million Common Shares for $14.8 million.
As of January 2, 2016, the equity attributable to noncontrolling interest was $12.9 million compared to $12.4 million as of September 30, 2015. The $0.5 million change is due to the net earnings from AeroGrow.
Share-Based Awards
The following is a summary of the share-based awards granted during the periods indicated:

	THREE MONTHS ENDED
	JANUARY 2, 2016	DECEMBER 27, 2014
Employees
Restricted stock units	1,503	—
Board of Directors
Deferred stock units	1,304	1,355
Total share-based awards	2,807	1,355

Aggregate fair value at grant dates (in millions)	$0.2	$0.1
Total share-based compensation was as follows for each of the periods presented:

	THREE MONTHS ENDED
	JANUARY 2, 2016	DECEMBER 27, 2014
	(In millions)
Share-based compensation	$2.2	$2.1
Tax benefit recognized	0.8	0.8

Subsequent to January 2, 2016, Scotts Miracle-Gro awarded performance share units, restricted stock units, deferred stock units and stock options covering 0.6 million Common Shares to employees and members of the Board of Directors with an estimated fair value of $14.8 million on the date of the grant.

NOTE 9. INCOME TAXES
The effective tax rate related to continuing operations for the three months ended January 2, 2016 was 35.5%, compared to 36.0% for the three months ended December 27, 2014. The effective tax rate used for interim reporting purposes is based on management’s best estimate of factors impacting the effective tax rate for the full fiscal year. There can be no assurance that the effective tax rate estimated for interim financial reporting purposes will approximate the effective tax rate determined at fiscal year end.
Scotts Miracle-Gro or one of its subsidiaries files income tax returns in the U.S. federal jurisdiction and various state, local and foreign jurisdictions. With few exceptions, which are discussed further below, the Company is no longer subject to examination by these tax authorities for fiscal years prior to 2012. The Company is currently under examination by the Internal Revenue Service and certain foreign and U.S. state and local tax authorities. The U.S. federal examination is limited to fiscal years 2011 and 2012. Regarding the foreign jurisdictions, a German audit commenced in the third quarter of 2015 covering fiscal years 2009 through 2012. In the first quarter of fiscal 2016, a Chinese (Wuhan) audit covering fiscal years 2012 through 2014 closed with no impact on the Company's consolidated financial position, results of operations or cash flows. In regard to the multiple U.S. state and local audits, the tax periods under examination are limited to fiscal years 2008 through 2013. In addition to the aforementioned audits, certain other tax deficiency notices and refund claims for previous years remain unresolved.
The Company currently anticipates that few of its open and active audits will be resolved within the next twelve months. The Company is unable to make a reasonably reliable estimate as to when or if cash settlements with taxing authorities may occur. Although audit outcomes and the timing of audit payments are subject to significant uncertainty, the Company does not anticipate that the resolution of these tax matters or any events related thereto will result in a material change to its consolidated financial position, results of operations or cash flows.
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
Regulatory Matters
At January 2, 2016, $5.6 million was accrued in the “Other liabilities” line in the Condensed Consolidated Balance Sheets for environmental actions, the majority of which are for site remediation. The amounts accrued are believed to be adequate to cover such known environmental exposures based on current facts and estimates of likely outcomes. Although it is reasonably possible that the costs to resolve such known environmental exposures will exceed the amounts accrued, any variation from accrued amounts is not expected to be material.

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
In connection with the sale of wild bird food products that were the subject of a voluntary recall in 2008, the Company has been named as a defendant in four putative class actions filed on and after June 27, 2012, which have now been consolidated in the United States District Court for the Southern District of California as In re Morning Song Bird Food Litigation, Lead Case No. 3:12-cv-01592-JAH-RBB. The plaintiffs allege various statutory and common law claims associated with the Company’s sale of wild bird food products and a plea agreement entered into in previously pending government proceedings associated with such sales. The plaintiffs allege, among other things, a purported class action on behalf of all persons and entities in the United States who purchased certain bird food products. The plaintiffs assert hundreds of millions of dollars in monetary damages (actual, compensatory, consequential, and restitution), punitive and treble damages; injunctive and declaratory relief; pre-judgment and post-judgment interest; and costs and attorneys’ fees. The Company disputes the plaintiffs’ assertions and intends to vigorously defend the consolidated action. At this point in the proceedings, it is not currently possible to reasonably estimate a probable loss, if any, associated with the action and, accordingly, no reserves have been recorded in the Company’s condensed consolidated financial statements with respect to the action. There can be no assurance that this action, whether as a result of an adverse outcome or as a result of significant defense costs, will not have a material adverse effect on the Company’s financial condition, results of operations or cash flows.
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
Exchange Rate Risk Management
The Company uses currency forward contracts to manage the exchange rate risk associated with intercompany loans with foreign subsidiaries that are denominated in local currencies. At January 2, 2016, the notional amount of outstanding currency forward contracts was $58.7 million, with a negative fair value of $0.8 million. At December 27, 2014, the notional amount of outstanding currency forward contracts was $144.5 million, with a fair value of $1.2 million. At September 30, 2015, the notional amount of outstanding currency forward contracts was $52.3 million, with a negative fair value of $0.7 million. The fair value of currency forward contracts is determined using forward rates in commonly quoted intervals for the full term of the contracts. The outstanding contracts will mature over the next fiscal year.
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
The Company has outstanding interest rate swap agreements with major financial institutions that effectively convert a portion of the Company’s variable-rate debt to a fixed rate. The swap agreements had a total U.S. dollar equivalent notional amount of $1,300.0 million at January 2, 2016, December 27, 2014 and September 30, 2015. Refer to “NOTE 6. DEBT” for the terms of the swap agreements outstanding at January 2, 2016. Included in the AOCI balance at January 2, 2016 was a loss of $3.9 million related to interest rate swap agreements that is expected to be reclassified to earnings during the next twelve months, consistent with the timing of the underlying hedged transactions.
Commodity Price Risk Management
The Company enters into hedging arrangements designed to fix the price of a portion of its projected future urea requirements. The contracts are designated as hedges of the Company’s exposure to future cash flow fluctuations associated with the cost of urea. The objective of the hedges is to mitigate the earnings and cash flow volatility attributable to the risk of changing prices. Since the contracts have been designated as hedging instruments, unrealized gains or losses resulting from adjusting these contracts to fair value are recorded as elements of AOCI within the Condensed Consolidated Balance Sheets. Realized gains or losses remain as a component of AOCI until the related inventory is sold. Upon sale of the underlying inventory, the gain or loss is reclassified to cost of sales. Included in the AOCI balance at January 2, 2016 was a loss of $0.9 million related to urea derivatives that is expected to be reclassified to earnings during the next twelve months, consistent with the timing of the underlying hedged transactions.
The Company also uses derivatives to partially mitigate the effect of fluctuating diesel and gasoline costs on operating results. These financial instruments are carried at fair value within the Condensed Consolidated Balance Sheets. Changes in the fair value of derivative contracts that qualify for hedge accounting are recorded in AOCI except for any ineffective portion of the change in fair value, which is immediately recorded in earnings. The effective portion of the change in fair value remains as a component of AOCI until the related fuel is consumed, at which time the accumulated gain or loss on the derivative contract is reclassified to cost of sales. Changes in the fair value of derivatives that do not qualify for hedge accounting are recorded as an element of cost of sales. At January 2, 2016, there were no amounts included within AOCI.
The Company had the following outstanding commodity contracts that were entered into to hedge forecasted purchases:

COMMODITY	JANUARY 2, 2016	DECEMBER 27, 2014	SEPTEMBER 30, 2015
Urea	30,000 tons	58,500 tons	52,500 tons
Diesel	6,258,000 gallons	6,930,000 gallons	5,754,000 gallons
Gasoline	504,000 gallons	462,000 gallons	504,000 gallons
Heating Oil	2,520,000 gallons	7,728,000 gallons	2,772,000 gallons
Fair Values of Derivative Instruments
The fair values of the Company’s derivative instruments were as follows:

		ASSETS / (LIABILITIES)
DERIVATIVES DESIGNATED AS HEDGING INSTRUMENTS		JANUARY 2, 2016	DECEMBER 27, 2014	SEPTEMBER 30, 2015
	BALANCE SHEET LOCATION	FAIR VALUE
		(In millions)
Interest rate swap agreements	Other assets	$0.1	$2.2	$—
	Other current liabilities	(7.4)	(10.2)	(8.8)
	Other liabilities	(2.5)	(5.2)	(4.6)
Commodity hedging instruments	Prepaid and other current assets	—	0.4	—
	Other current liabilities	(1.4)	—	(1.3)
Total derivatives designated as hedging instruments		$(11.2)	$(12.8)	$(14.7)

DERIVATIVES NOT DESIGNATED AS HEDGING INSTRUMENTS	BALANCE SHEET LOCATION
Currency forward contracts	Prepaid and other current assets	$—	$1.2	$—
	Other current liabilities	(0.8)	—	(0.7)
Commodity hedging instruments	Other current liabilities	(6.2)	(9.1)	(3.9)
Total derivatives not designated as hedging instruments		(7.0)	(7.9)	(4.6)
Total derivatives		$(18.2)	$(20.7)	$(19.3)

The effect of derivative instruments on AOCI and the Condensed Consolidated Statements of Operations was as follows:

DERIVATIVES IN CASH FLOW HEDGING RELATIONSHIPS	AMOUNT OF GAIN / (LOSS) RECOGNIZED IN AOCI
	THREE MONTHS ENDED
	JANUARY 2, 2016	DECEMBER 27, 2014
	(In millions)
Interest rate swap agreements	$1.7	$(1.7)
Commodity hedging instruments	(0.4)	0.6
Total	$1.3	$(1.1)

DERIVATIVES IN CASH FLOW HEDGING RELATIONSHIPS	RECLASSIFIED FROM AOCI INTO STATEMENT OF OPERATIONS	AMOUNT OF GAIN / (LOSS)
		THREE MONTHS ENDED
		JANUARY 2, 2016	DECEMBER 27, 2014
		(In millions)
Interest rate swap agreements	Interest expense	$(1.0)	$(1.0)
Commodity hedging instruments	Cost of sales	0.2	—
Total		$(0.8)	$(1.0)

DERIVATIVES NOT DESIGNATED AS HEDGING INSTRUMENTS	RECOGNIZED IN STATEMENT OF OPERATIONS	AMOUNT OF GAIN / (LOSS)
		THREE MONTHS ENDED
		JANUARY 2, 2016	DECEMBER 27, 2014
		(In millions)
Currency forward contracts	Other income, net	$(0.8)	$3.1
Commodity hedging instruments	Cost of sales	(3.5)	(8.3)
Total		$(4.3)	$(5.2)
NOTE 12. FAIR VALUE MEASUREMENTS
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
The following table presents the Company’s financial assets and liabilities measured at fair value on a recurring basis at January 2, 2016:

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Unobservable Inputs (Level 3)	Total
	(In millions)
Assets
Cash equivalents	$20.2	$—	$—	$20.2
Derivatives
Interest rate swap agreements	—	0.1	—	0.1
Other	10.4	—	—	10.4
Total	$30.6	$0.1	$—	$30.7
Liabilities
Derivatives
Interest rate swap agreements	$—	$(9.9)	$—	$(9.9)
Currency forward contracts	—	(0.8)	—	(0.8)
Commodity hedging instruments	—	(7.6)	—	(7.6)
Total	$—	$(18.3)	$—	$(18.3)
The following table presents the Company’s financial assets and liabilities measured at fair value on a recurring basis at December 27, 2014:

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Unobservable Inputs (Level 3)	Total
	(In millions)
Assets
Cash equivalents	$88.8	$—	$—	$88.8
Derivatives
Interest rate swap agreements	—	2.2	—	2.2
Currency forward contracts	—	1.2	—	1.2
Commodity hedging instruments	—	0.4	—	0.4
Other	10.1	—	—	10.1
Total	$98.9	$3.8	$—	$102.7
Liabilities
Derivatives
Interest rate swap agreements	$—	$(15.4)	$—	$(15.4)
Commodity hedging instruments	—	(9.1)	—	(9.1)
Total	$—	$(24.5)	$—	$(24.5)

The following table presents the Company’s financial assets and liabilities measured at fair value on a recurring basis at September 30, 2015:

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Unobservable Inputs (Level 3)	Total
	(In millions)
Assets
Cash equivalents	$28.6	$—	$—	$28.6
Other	8.9	—	—	8.9
Total	$37.5	$—	$—	$37.5
Liabilities
Derivatives
Interest rate swap agreements	$—	$(13.4)	$—	$(13.4)
Currency forward contracts	—	(0.7)	—	(0.7)
Commodity hedging instruments	—	(5.2)	—	(5.2)
Total	$—	$(19.3)	$—	$(19.3)
NOTE 13. SEGMENT INFORMATION
The Company divides its business into two segments: Global Consumer and Scotts LawnService®. This division of reportable segments is consistent with how the segments report to and are managed by the chief operating decision maker of the Company.
Segment performance is evaluated on several factors, including income (loss) before amortization, impairment, restructuring and other charges, which is not a GAAP measure. Senior management uses this measure of operating profit (loss) to evaluate segment performance because the Company believes this measure is most indicative of performance trends and the overall earnings potential of each segment.
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

The following tables present summarized financial information concerning the Company’s reportable segments for the periods indicated:

	THREE MONTHS ENDED
	JANUARY 2, 2016	DECEMBER 27, 2014
	(In millions)
Net sales:
Global Consumer	$189.0	$163.6
Scotts LawnService®	51.2	46.7
Segment total	240.2	210.3
Corporate & Other	5.5	5.9
Consolidated	$245.7	$216.2
Income (loss) before income taxes:
Global Consumer	$(63.1)	$(74.2)
Scotts LawnService®	0.5	1.5
Segment total	(62.6)	(72.7)
Corporate & Other	(23.7)	(20.2)
Intangible asset amortization	(4.4)	(3.5)
Impairment, restructuring and other	(9.5)	(9.6)
Costs related to refinancing	(8.8)	—
Interest expense	(16.3)	(9.7)
Consolidated	$(125.3)	$(115.7)

	JANUARY 2, 2016	DECEMBER 27, 2014	SEPTEMBER 30, 2015
	(In millions)
Total assets:
Global Consumer	$2,337.7	$1,833.7	$2,124.7
Scotts LawnService®	197.6	191.8	222.5
Corporate & Other	192.1	239.7	180.0
Consolidated	$2,727.4	$2,265.2	$2,527.2

NOTE 14. OTHER
Scotts LawnService® and TruGreen Holding Corporation Joint Venture
On December 10, 2015, the Company entered into a definitive agreement to contribute Scotts LawnService® into a joint venture with TruGreen Holding Corporation (“TruGreen Holdings”). Under the terms of the Contribution and Distribution Agreement, by and among the Company and TruGreen Holdings (the “Contribution Agreement”), the Company has agreed to contribute the Scotts lawn service business (the “SLS Business”) to a newly formed subsidiary (the “Joint Venture”) of TruGreen Holdings, in exchange for a minority equity interest of approximately 30.6% in the Joint Venture, subject to potential adjustment at closing under certain specified circumstances. A subsidiary of TruGreen Holdings has obtained debt financing commitments, pursuant to which the Joint Venture would, at closing, obtain debt financing (the “Debt Financing”) and, subject to the terms of the Contribution Agreement, the Joint Venture would make a pro rata distribution of cash to the Company and TruGreen Holdings (collectively, the “Transactions”). In addition, at the closing of the Contribution, the Company and TruGreen Holdings, will either directly or through their subsidiaries, enter into a limited liability company agreement (the “LLC Agreement”) governing the management of the Joint Venture.
The parties’ obligations to consummate the Transactions, which is currently expected to close by the end of the second quarter of the Company’s 2016 fiscal year, are conditioned upon, among other things, (i) the expiration or termination of all applicable waiting periods and clearances pursuant to certain U.S. antitrust approvals, (ii) the funding of the Debt Financing, (iii) the receipt by the Joint Venture of a solvency opinion as to the distribution of cash to the Company and TruGreen Holdings, and (iv) the delivery of certain ancillary agreements, including the LLC Agreement.
The Contribution Agreement also includes customary representations, warranties and covenants. Among other things, the Company has agreed (i) to certain customary restrictions on the conduct of the business of the SLS Business prior to the closing date of the Contribution Agreement, (ii) to cooperate with TruGreen Holdings’ efforts to secure certain financing, and (iii) not to compete with the business of the Joint Venture within the scope of the existing SLS Business and certain adjacent specified activities for a period beginning on the closing date of the Contribution Agreement and ending two years from the date on which the Company no longer has the right to designate any directors to the board of the Joint Venture. The Joint Venture has also agreed not to compete against the business of the Company (except to the extent TruGreen Holdings may be doing so already) for the same period.
The Contribution Agreement provides for certain termination rights, including the right to terminate the Contribution Agreement in the event of breach or failure to perform certain covenants. The Contribution Agreement further provides that the parties may terminate the Contribution Agreement if the Transaction has not been consummated by May 30, 2016. In connection with the termination of the Contribution Agreement under specified circumstances, TruGreen Holdings may be required to pay the Company a fee of $15 million.
Investment in Bonnie Plants, Inc.
On February 1, 2016, the Company entered into definitive agreements with Bonnie Plants, Inc. (“Bonnie”) and its sole shareholder, Alabama Farmers Cooperative (“AFC”), to participate in Bonnie’s business of planting, growing, developing, manufacturing, distributing, marketing and selling live plants, plant food, fertilizer and potting soil (the “Bonnie Business”). The Company’s participation includes a Term Loan Agreement from the Company to AFC, with Bonnie as guarantor, in the amount of $72.0 million (the “Term Loan”) as well as a Marketing, R&D and Ancillary Services Agreement among the Company, Bonnie and AFC (the “Services Agreement”) pursuant to which the Company will provide marketing, research and development and certain ancillary services to the Bonnie Business for a commission fee earned from the profits of the Bonnie Business and reimbursement of certain costs. The agreements also include multiple options that provide mechanisms for either (i) the Company to increase its economic interest in the Bonnie Business or (ii) AFC and Bonnie to repurchase the Company’s economic interest in the Bonnie Business. While the board of the AFC has approved the deal, closing is dependent upon approval from the members of AFC as well as the refinancing of AFC’s existing indebtedness.
NOTE 15. FINANCIAL INFORMATION FOR SUBSIDIARY GUARANTORS AND NON-GUARANTORS
The 6.000% Senior Notes were issued on October 13, 2015 and are guaranteed by certain of the Company’s domestic subsidiaries and, therefore, the Company reports condensed consolidating financial information in accordance with SEC Regulation S-X Rule 3-10, Financial Statements of Guarantors and Issuers of Guaranteed Securities Registered or Being Registered. On January 15, 2014 and December 15, 2015, Scotts Miracle-Gro redeemed, respectively, all of its outstanding $200.0 million aggregate principal amount of 7.25% Senior Notes and $200.0 million aggregate principal amount of 6.625% Senior Notes, each of which were previously guaranteed by certain of its domestic subsidiaries. The guarantees are “full and unconditional,” as those terms are used in Regulation S-X Rule 3-10, except that a subsidiary’s guarantee will be released in certain customary circumstances, such as (1) upon any sale or other disposition of all or substantially all of the assets of the subsidiary (including by way of merger or consolidation) to any person other than Scotts Miracle-Gro or any “restricted subsidiary” under the indenture governing the 6.00% Senior Notes; (2) if the subsidiary merges with and into Scotts Miracle-Gro, with Scotts Miracle-Gro surviving such merger;

(3) if the subsidiary is designated an “unrestricted subsidiary” in accordance with the indenture governing the 6.000% Senior Notes or otherwise ceases to be a “restricted subsidiary” (including by way of liquidation or dissolution) in a transaction permitted by such indenture; (4) upon legal or covenant defeasance; (5) at the election of Scotts Miracle-Gro following the subsidiary’s release as a guarantor under the new credit agreement, except a release by or as a result of the repayment of the new credit agreement; or (6) if the subsidiary ceases to be a “restricted subsidiary” and the subsidiary is not otherwise required to provide a guarantee of the 6.000% Senior Notes pursuant to the indenture governing the 6.000% Senior Notes. HGCI, Inc. and GenSource, Inc. were added as guarantors effective in the three month period ending January 2, 2016 and have been classified as Guarantors for all periods presented. HGCI, Inc. and GenSource, Inc. did not have any activity for the first quarter of 2015.
The following 100% directly or indirectly owned subsidiaries fully and unconditionally guarantee at January 2, 2016 the 6.000% Senior Notes on a joint and several basis: EG Systems, Inc.; Gutwein & Co., Inc.; Hyponex Corporation; Miracle-Gro Lawn Products, Inc.; OMS Investments, Inc.; Rod McLellan Company; Sanford Scientific, Inc.; Scotts Temecula Operations, LLC; Scotts Manufacturing Company; Scotts Products Co.; Scotts Professional Products Co.; Scotts-Sierra Investments LLC; SMG Growing Media, Inc.; Swiss Farms Products, Inc.; SMGM LLC; SLS Franchise Systems LLC; The Scotts Company LLC; The Hawthorne Gardening Company; Hawthorne Hydroponics LLC; HGCI, Inc.; and GenSource, Inc. (collectively, the “Guarantors”).
The following information presents Condensed Consolidating Statements of Operations for the three months ended January 2, 2016 and December 27, 2014, Condensed Consolidating Statements of Comprehensive Income (Loss) for the three months ended January 2, 2016 and December 27, 2014, Condensed Consolidating Statements of Cash Flows for the three months ended January 2, 2016 and December 27, 2014, and Condensed Consolidating Balance Sheets as of January 2, 2016, December 27, 2014 and September 30, 2015. The condensed consolidating financial information presents, in separate columns, financial information for: Scotts Miracle-Gro on a Parent-only basis, carrying its investment in subsidiaries under the equity method; Guarantors on a combined basis, carrying their investments in subsidiaries which do not guarantee the debt (collectively, the “Non-Guarantors”) under the equity method; Non-Guarantors on a combined basis; and eliminating entries. The eliminating entries primarily reflect intercompany transactions, such as interest expense, accounts receivable and payable, short and long-term debt, and the elimination of equity investments, return on investments and income in subsidiaries. Because the Parent is obligated to pay the unpaid principal amount and interest on all amounts borrowed by the Guarantors or Non-Guarantors under the credit facility (and was obligated to pay the unpaid principal amount and interest on all amounts borrowed by the Guarantors and Non-Guarantors under the previous senior secured five-year revolving loan facility), the borrowings and related interest expense for the loans outstanding of the Guarantors and Non-Guarantors are also presented in the accompanying Parent-only financial information, and are then eliminated. Included in the Parent Condensed Consolidating Statement of Cash Flows for the three months ended January 2, 2016 and December 27, 2014 are $242.2 million and $48.9 million, respectively, of dividends paid by the Guarantors and Non-Guarantors to the Parent representing return on investments and as such are classified within cash flows from operating activities.

THE SCOTTS MIRACLE-GRO COMPANY
Condensed Consolidating Statement of Operations
for the three months ended January 2, 2016
(In millions)
(Unaudited)

	Parent	Subsidiary Guarantors	Non- Guarantors	Eliminations/ Consolidations	Consolidated
Net sales	$—	$181.5	$64.2	$—	$245.7
Cost of sales	—	150.1	48.0	—	198.1
Cost of sales—impairment, restructuring and other	—	5.0	—	—	5.0
Gross profit	—	26.4	16.2	—	42.6
Operating expenses:
Selling, general and administrative	—	110.4	28.7	0.4	139.5
Impairment, restructuring and other	—	4.2	0.1	—	4.3
Other income, net	—	(1.7)	0.7	—	(1.0)
Loss from operations	—	(86.5)	(13.3)	(0.4)	(100.2)
Equity income in subsidiaries	68.0	2.6	—	(70.6)	—
Other non-operating income	(4.6)	—	(6.0)	10.6	—
Costs related to refinancing	8.8	—	—	—	8.8
Interest expense	16.0	10.0	0.9	(10.6)	16.3
Loss before income taxes	(88.2)	(99.1)	(8.2)	70.2	(125.3)
Income tax benefit	(7.2)	(34.3)	(3.0)	—	(44.5)
Net loss	$(81.0)	$(64.8)	$(5.2)	$70.2	$(80.8)
Net income attributable to noncontrolling interest	—	—	—	0.5	0.5
Net loss attributable to controlling interest	$(81.0)	$(64.8)	$(5.2)	$69.7	$(81.3)

THE SCOTTS MIRACLE-GRO COMPANY
Condensed Consolidating Statement of Comprehensive Income (Loss)
for the three months ended January 2, 2016
(In millions)
(Unaudited)

	Parent	Subsidiary Guarantors	Non- Guarantors	Eliminations/ Consolidations	Consolidated
Net loss	$(81.0)	$(64.8)	$(5.2)	$70.2	$(80.8)
Other comprehensive income (loss), net of tax:
Net foreign currency translation adjustment	(2.8)	—	(2.8)	2.8	(2.8)
Net change in derivatives	2.1	(0.6)	—	0.6	2.1
Net change in pension and other post-retirement benefits	0.5	0.3	0.2	(0.5)	0.5
Total other comprehensive income (loss)	(0.2)	(0.3)	(2.6)	2.9	(0.2)
Comprehensive loss	$(81.2)	$(65.1)	$(7.8)	$73.1	$(81.0)

THE SCOTTS MIRACLE-GRO COMPANY
Condensed Consolidating Statement of Cash Flows
for the three months ended January 2, 2016
(In millions)
(Unaudited)

	Parent	Subsidiary Guarantors	Non- Guarantors	Eliminations/ Consolidations	Consolidated
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES (a)	$233.1	$(271.9)	$(57.6)	$(242.2)	$(338.6)

INVESTING ACTIVITIES
Proceeds from sale of long-lived assets	—	0.1	—	—	0.1
Investments in property, plant and equipment	—	(13.4)	(2.7)	—	(16.1)
Investing cash flows from (to) affiliates	(395.0)	—	—	395.0	—
Investment in unconsolidated affiliates	—	(0.8)	—	—	(0.8)
Net cash used in investing activities	(395.0)	(14.1)	(2.7)	395.0	(16.8)

FINANCING ACTIVITIES
Borrowings under revolving and bank lines of credit and term loans	—	873.1	51.2	—	924.3
Repayments under revolving and bank lines of credit and term loans	—	(741.5)	(9.7)	—	(751.2)
Proceeds from issuance of 6.000% Senior Notes	400.0	—	—	—	400.0
Repayment of 6.625% Senior Notes	(200.0)	—	—	—	(200.0)
Financing and issuance fees	(10.5)	—	—	—	(10.5)
Dividends paid	(28.9)	(242.2)	—	242.2	(28.9)
Payments on seller notes	—	(0.8)	—	—	(0.8)
Excess tax benefits from share-based payment arrangements	0.1	—	—	—	0.1
Cash received from the exercise of stock options	1.2	—	—	—	1.2
Financing cash flows from (to) affiliates	—	393.5	1.5	(395.0)	—
Net cash provided by (used in) financing activities	161.9	282.1	43.0	(152.8)	334.2
Effect of exchange rate changes on cash	—	—	(1.2)	—	(1.2)
Net increase (decrease) in cash and cash equivalents	—	(3.9)	(18.5)	—	(22.4)
Cash and cash equivalents at beginning of period	—	8.2	63.2	—	71.4
Cash and cash equivalents at end of period	$—	$4.3	$44.7	$—	$49.0

(a)	Cash received by the Parent from the Guarantors in the form of dividends in the amount of $242.2 million represent return on investments and are included in cash flows from operating activities.

THE SCOTTS MIRACLE-GRO COMPANY
Condensed Consolidating Balance Sheet
As of January 2, 2016
(In millions)
(Unaudited)

	Parent	Subsidiary Guarantors	Non- Guarantors	Eliminations/ Consolidations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$—	$4.3	$44.7	$—	$49.0
Accounts receivable, net	—	118.9	87.5	—	206.4
Inventories	—	628.2	131.0	—	759.2
Prepaid and other current assets	—	95.7	37.7	—	133.4
Total current assets	—	847.1	300.9	—	1,148.0
Property, plant and equipment, net	—	396.0	53.2	—	449.2
Goodwill	—	409.6	11.8	11.6	433.0
Intangible assets, net	—	613.5	33.2	11.3	658.0
Other assets	22.3	17.4	14.8	(15.3)	39.2
Equity investment in subsidiaries	396.7	—	—	(396.7)	—
Intercompany assets	1,619.4	—	—	(1,619.4)	—
Total assets	$2,038.4	$2,283.6	$413.9	$(2,008.5)	$2,727.4

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current portion of debt	$15.0	$18.3	$10.5	$(15.0)	$28.8
Accounts payable	—	179.1	54.4	—	233.5
Other current liabilities	15.6	105.8	61.9	—	183.3
Total current liabilities	30.6	303.2	126.8	(15.0)	445.6
Long-term debt	1,491.5	966.1	137.5	(1,091.5)	1,503.6
Other liabilities	2.4	228.7	30.6	(10.2)	251.5
Equity investment in subsidiaries	—	183.1	—	(183.1)	—
Intercompany liabilities	—	449.3	45.4	(494.7)	—
Total liabilities	1,524.5	2,130.4	340.3	(1,794.5)	2,200.7
Total shareholders’ equity - controlling interest	513.9	153.2	73.6	(226.9)	513.8
Noncontrolling interest	—	—	—	12.9	12.9
Total equity	513.9	153.2	73.6	(214.0)	526.7
Total liabilities and equity	$2,038.4	$2,283.6	$413.9	$(2,008.5)	$2,727.4

THE SCOTTS MIRACLE-GRO COMPANY
Condensed Consolidating Statement of Operations
for the three months ended December 27, 2014
(In millions)
(Unaudited)

	Parent	Subsidiary Guarantors	Non- Guarantors	Eliminations/ Consolidations	Consolidated
Net sales	$—	$146.5	$69.7	$—	$216.2
Cost of sales	—	130.5	56.4	—	186.9
Gross profit	—	16.0	13.3	—	29.3
Operating expenses:
Selling, general and administrative	—	94.5	31.9	0.5	126.9
Impairment, restructuring and other	—	8.9	0.7	—	9.6
Other income, net	—	(1.2)	—	—	(1.2)
Loss from operations	—	(86.2)	(19.3)	(0.5)	(106.0)
Equity income in subsidiaries	69.2	3.4	—	(72.6)	—
Other non-operating income	(4.5)	—	(5.5)	10.0	—
Interest expense	11.2	8.3	0.2	(10.0)	9.7
Loss before income taxes	(75.9)	(97.9)	(14.0)	72.1	(115.7)
Income tax benefit	(2.4)	(33.9)	(5.4)	—	(41.7)
Net loss	$(73.5)	$(64.0)	$(8.6)	$72.1	$(74.0)
Net income attributable to noncontrolling interest	—	—	—	(0.6)	(0.6)
Net loss attributable to controlling interest	$(73.5)	$(64.0)	$(8.6)	$71.5	$(74.6)

THE SCOTTS MIRACLE-GRO COMPANY
Condensed Consolidating Statement of Comprehensive Income (Loss)
for the three months ended December 27, 2014
(In millions)
(Unaudited)

	Parent	Subsidiary Guarantors	Non- Guarantors	Eliminations/ Consolidations	Consolidated
Net loss	$(73.5)	$(64.0)	$(8.6)	$72.1	$(74.0)
Other comprehensive income (loss), net of tax:
Net foreign currency translation adjustment	(3.0)	—	(3.0)	3.0	(3.0)
Net change in derivatives	(0.1)	0.6	—	(0.6)	(0.1)
Net change in pension and other post-retirement benefits	0.8	0.5	0.3	(0.8)	0.8
Total other comprehensive income (loss)	(2.3)	1.1	(2.7)	1.6	(2.3)
Comprehensive loss	$(75.8)	$(62.9)	$(11.3)	$73.7	$(76.3)

THE SCOTTS MIRACLE-GRO COMPANY
Condensed Consolidating Statement of Cash Flows
for the three months ended December 27, 2014
(In millions)
(Unaudited)

	Parent	Subsidiary Guarantors	Non- Guarantors	Eliminations/ Consolidations	Consolidated
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES (a)	$24.9	$(198.6)	$(40.2)	$(53.1)	$(267.0)

INVESTING ACTIVITIES
Investments in property, plant and equipment	—	(12.4)	(2.1)	—	(14.5)
Investments in acquired businesses, net of cash acquired	—	(11.1)	—	—	(11.1)
Net cash used in investing activities	—	(23.5)	(2.1)	—	(25.6)

FINANCING ACTIVITIES
Borrowings under revolving and bank lines of credit and term loans	—	480.7	58.9	—	539.6
Repayments under revolving and bank lines of credit and term loans	—	(156.5)	(10.6)	—	(167.1)
Dividends paid	(27.4)	(48.9)	(3.7)	52.6	(27.4)
Purchase of Common Shares	(14.8)	—	—	—	(14.8)
Excess tax benefits from share-based payment arrangements	—	0.5	—	—	0.5
Cash received from the exercise of stock options	6.2	—	—	—	6.2
Intercompany financing	11.1	(12.9)	1.3	0.5	—
Net cash provided by (used in) financing activities	(24.9)	262.9	45.9	53.1	337.0
Effect of exchange rate changes on cash	—	—	(3.6)	—	(3.6)
Net increase (decrease) in cash and cash equivalents	—	40.8	—	—	40.8
Cash and cash equivalents at beginning of period	—	23.1	66.2	—	89.3
Cash and cash equivalents at end of period	$—	$63.9	$66.2	$—	$130.1

(a)
Cash received by the Parent from its subsidiaries in the form of dividends in the amount of $48.9 million represent return on investments and are included in cash flows from operating activities. Cash received by the Guarantors from the Non-Guarantors in the form of dividends in the amount of $3.7 million represent return on investments and are included in the cash flows from operating activities.

THE SCOTTS MIRACLE-GRO COMPANY
Condensed Consolidating Balance Sheet
As of December 27, 2014
(In millions)
(Unaudited)

	Parent	Subsidiary Guarantors	Non- Guarantors	Eliminations/ Consolidations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$—	$63.9	$66.2	$—	$130.1
Accounts receivable, net	—	97.7	87.7	—	185.4
Inventories	—	547.2	135.6	—	682.8
Prepaid and other current assets	—	84.8	42.8	—	127.6
Total current assets	—	793.6	332.3	—	1,125.9
Property, plant and equipment, net	—	370.4	64.0	—	434.4
Goodwill	—	346.3	6.4	11.6	364.3
Intangible assets, net	—	247.4	48.5	13.0	308.9
Other assets	21.1	16.0	27.5	(32.9)	31.7
Equity investment in subsidiaries	300.7	—	—	(300.7)	—
Intercompany assets	1,266.6	—	—	(1,266.6)	—
Total assets	$1,588.4	$1,773.7	$478.7	$(1,575.6)	$2,265.2

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current portion of debt	$—	$16.0	$20.6	$—	$36.6
Accounts payable	—	162.7	57.3	—	220.0
Other current liabilities	13.6	77.3	74.4	—	165.3
Total current liabilities	13.6	256.0	152.3	—	421.9
Long-term debt	1,122.9	888.4	44.8	(922.8)	1,133.3
Other liabilities	5.1	224.9	47.0	(27.9)	249.1
Equity investment in subsidiaries	—	99.0	—	(99.0)	—
Intercompany liabilities	—	257.5	87.1	(344.6)	—
Total liabilities	1,141.6	1,725.8	331.2	(1,394.3)	1,804.3
Total shareholders’ equity - controlling interest	446.8	47.9	147.5	(195.4)	446.8
Noncontrolling interest	—	—	—	14.1	14.1
Total equity	446.8	47.9	147.5	(181.3)	460.9
Total liabilities and equity	$1,588.4	$1,773.7	$478.7	$(1,575.6)	$2,265.2

THE SCOTTS MIRACLE-GRO COMPANY
Condensed Consolidating Balance Sheet
As of September 30, 2015
(In millions)
(Unaudited)

	Parent	Subsidiary Guarantors	Non- Guarantors	Eliminations/ Consolidations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$—	$8.2	$63.2	$—	$71.4
Accounts receivable, net	—	96.9	94.4	—	191.3
Accounts receivable pledged	—	152.9	—	—	152.9
Inventories	—	318.7	88.9	—	407.6
Prepaid and other current assets	—	90.7	34.7	—	125.4
Total current assets	—	667.4	281.2	—	948.6
Property, plant and equipment, net	—	397.6	56.1	—	453.7
Goodwill	—	408.8	12.0	11.6	432.4
Intangible assets, net	—	617.0	34.8	11.7	663.5
Other assets	16.3	15.0	15.0	(17.3)	29.0
Equity investment in subsidiaries	461.3	—	—	(461.3)	—
Intercompany assets	1,179.4	—	—	(1,179.4)	—
Total assets	$1,657.0	$2,105.8	$399.1	$(1,634.7)	$2,527.2

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current portion of debt	$—	$125.1	$9.7	$—	$134.8
Accounts payable	—	141.5	56.4	—	197.9
Other current liabilities	15.5	191.9	73.0	—	280.4
Total current liabilities	15.5	458.5	139.1	—	613.1
Long-term debt	1,016.3	728.4	100.1	(816.3)	1,028.5
Other liabilities	4.5	228.0	32.3	(12.3)	252.5
Equity investment in subsidiaries	—	156.2	—	(156.2)	—
Intercompany liabilities	—	296.5	47.6	(344.1)	—
Total liabilities	1,036.3	1,867.6	319.1	(1,328.9)	1,894.1
Total shareholders’ equity - controlling interest	620.7	238.2	80.0	(318.2)	620.7
Noncontrolling interest	—	—	—	12.4	12.4
Total equity	620.7	238.2	80.0	(305.8)	633.1
Total liabilities and equity	$1,657.0	$2,105.8	$399.1	$(1,634.7)	$2,527.2

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
This discussion and analysis should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in Scotts Miracle-Gro’s Annual Report on Form 10-K for the fiscal year ended September 30, 2015 (the “2015 Annual Report”).
EXECUTIVE SUMMARY
We are dedicated to delivering strong, long-term financial results and outstanding shareholder returns by providing products of superior quality and value to enhance consumers’ lawn and garden environments. We are a leading manufacturer and marketer of consumer branded products for lawn and garden care in North America and Europe. We are Monsanto’s exclusive agent for the marketing and distribution of consumer Roundup® non-selective herbicide products within the United States and other contractually specified countries. We have a presence in similar consumer branded products in Australia, the Far East and Latin America. In addition, with our recent acquisition of General Hydroponics and Vermicrop, and our control of AeroGrow, we are a leading producer of liquid plant food products, growing media, advanced indoor garden systems and accessories for hydroponic gardening. We also operate Scotts LawnService®, the second largest lawn care service business in the United States. Our operations are divided into two reportable segments: Global Consumer and Scotts LawnService®.
In the first quarter of fiscal 2016, we announced a series of initiatives called Project Focus designed to maximize the value of our non-core assets and concentrate focus on emerging categories of the lawn and garden industry in our core U.S. business. On December 10, 2015, as part of this project, we entered into a definitive agreement to contribute our Scotts LawnService® business into a joint venture with TruGreen Holdings Corporation (“TruGreen Holdings”), in exchange for a minority equity interest of approximately 30.6% in the joint venture, subject to potential adjustment at closing under certain specified circumstances. A subsidiary of TruGreen Holdings has obtained debt financing commitments, pursuant to which the joint venture would, at closing, obtain debt financing and, subject to the terms of the definitive agreement, the joint venture would make a pro rata distribution of cash to us and TruGreen Holdings. This agreement is subject to several conditions to close including receiving regulatory approval and the joint venture obtaining financing. The transaction is expected to close in the second quarter of fiscal 2016.
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
We follow a 13-week quarterly accounting cycle pursuant to which our first three fiscal quarters end on a Saturday and our fiscal year always ends on September 30. This fiscal calendar convention requires us to cycle forward our first three fiscal quarter ends every six years. Fiscal 2016 is the most recent year impacted by this process and, as a result, our first quarter of fiscal 2016 will have six additional days and our fourth quarter of fiscal 2016 will have five less days compared to the respective quarters of fiscal 2015. Accordingly, our first quarter of fiscal 2016 ended on January 2, 2016 while our first quarter of fiscal 2015 ended on December 27, 2014. In addition, our second quarter of fiscal 2016 will end six days later than our second quarter of fiscal 2015 and these six days are in our peak selling season, which will result in a shift of net sales from our third quarter to our second quarter of fiscal 2016 of approximately $75-$100 million.
On August 11, 2014, we announced that the Scotts Miracle-Gro Board of Directors approved a new share repurchase authorization effective November 1, 2014, which will expire on September 30, 2019, to repurchase up to $500 million of our Common Shares. This replaced the previous share repurchase authorization which expired on September 30, 2014. On August 3, 2015, we announced that the Scotts Miracle-Gro Board of Directors approved an increase in our quarterly cash dividend from $0.45 to $0.47 per Common Share. The decision to increase the amount of cash we intend to return to our shareholders reflects our continued confidence in the business and our desire to maintain a consistent capital structure.
RESULTS OF OPERATIONS
The following table sets forth the components of income and expense as a percentage of net sales:

	THREE MONTHS ENDED
	JANUARY 2, 2016	DECEMBER 27, 2014
Net sales	100.0%	100.0%
Cost of sales	80.7	86.4
Cost of sales—impairment, restructuring and other	2.0	—
Gross profit	17.3	13.6
Operating expenses:
Selling, general and administrative	56.7	58.7
Impairment, restructuring and other	1.8	4.4
Other income, net	(0.4)	(0.6)
Loss from operations	(40.8)	(48.9)
Costs related to refinancing	3.6	—
Interest expense	6.6	4.6
Loss before income taxes	(51.0)	(53.5)
Income tax benefit	(18.1)	(19.3)
Net loss	(32.9)%	(34.2)%

Net Sales
Net sales for the three months ended January 2, 2016 were $245.7 million, an increase of 13.6% from net sales of $216.2 million for the three months ended December 27, 2014. The change in net sales was attributable to:

THREE MONTHS ENDED
JANUARY 2, 2016
Volume	8.8
Acquisitions	8.1
Foreign exchange rates	(3.2)
Pricing	(0.1)
Change in net sales	13.6%
The increase in net sales for the three months ended January 2, 2016 was primarily driven by:

•
increased sales volume in our Global Consumer segment, driven by increased sales within the United States of controls and growing media products, as well as the impact of six additional days in the first quarter of fiscal 2016 as compared to the first quarter of fiscal 2015, which represents approximately $15 million of net sales; and

•	the addition of net sales from acquisitions, primarily from General Hydroponics and Vermicrop within our Global Consumer segment;

•	partially offset by the unfavorable impact of foreign exchange rates as a result of the strengthening of the U.S. dollar relative to other currencies including Canadian dollar, euro and British pound.
Cost of Sales
The following table shows the major components of cost of sales:

	THREE MONTHS ENDED
	JANUARY 2, 2016	DECEMBER 27, 2014
	(In millions)
Materials	$99.2	$91.9
Distribution and warehousing	46.3	48.7
Manufacturing labor and overhead	38.6	29.0
Roundup® reimbursements	14.0	17.3
	198.1	186.9
Impairment, restructuring and other	5.0	—
	$203.1	$186.9

Factors contributing to the change in cost of sales are outlined in the following table:

THREE MONTHS ENDED
JANUARY 2, 2016
(In millions)
Volume and product mix	$21.3
Foreign exchange rates	(5.3)
Roundup® reimbursements	(3.3)
Material costs	(1.5)
11.2
Impairment, restructuring and other	5.0
Change in cost of sales	$16.2
The increase in cost of sales for the three months ended January 2, 2016 was primarily driven by:

•	costs related to sales from acquisitions of $10.8 million, primarily from General Hydroponics and Vermicrop within our Global Consumer segment; and

•
costs related to increased sales volume in our Global Consumer segment, as well as the impact of six additional days in the first quarter of fiscal 2016 as compared to the first quarter of fiscal 2015;

•	partially offset by the favorable impact of foreign exchange rates as a result of a strengthening of the U.S. dollar relative to other currencies including Canadian dollar, euro and British pound;

•	a decrease in net sales attributable to reimbursements under our Marketing Agreement for consumer Roundup®;

•
lower distribution costs due to savings from fuel purchases, as well as the recognition of lower negative mark-to-market adjustments associated with our fuel hedges of $3.5 million for the three months ended January 2, 2016 as compared to $8.3 million for the three months ended December 27, 2014; and

•	restructuring and other charges of $5.0 million related to addressing the consumer complaints regarding our newly reformulated Bonus S® product.
Gross Profit
As a percentage of net sales, our gross profit rate was 17.3% and 13.6% for the three months ended January 2, 2016 and December 27, 2014, respectively. Factors contributing to the change in gross profit rate are outlined in the following table:

THREE MONTHS ENDED
JANUARY 2, 2016
Product mix and volume:
Global Consumer mix and volume	2.7%
Acquisitions	1.3
Scotts LawnService®	1.0
Roundup® commissions and reimbursements	0.3
Material costs	0.6
Pricing	(0.1)
5.8%
Impairment, restructuring and other	(2.1)
Change in gross profit rate	3.7%
The increase in the gross profit rate for the three months ended January 2, 2016 was primarily driven by:

•	favorable product mix and increased net sales volume driving improved leverage of fixed costs such as warehousing;

•
lower distribution costs due to savings from fuel purchases, as well as the recognition of lower negative mark-to-market adjustments associated with our fuel hedges of $3.5 million for the three months ended January 2, 2016 as compared to $8.3 million for the three months ended December 27, 2014;

•	the net impact of recent acquisitions increasing the gross profit rate, primarily related to General Hydroponics and Vermicrop within our Global Consumer segment;

•	increase in sales within our Scotts LawnService® segment which has a higher gross profit rate than our Global Consumer segment; and

•	decrease in costs related to reimbursements under our Marketing Agreement for consumer Roundup®.

Selling, General and Administrative Expenses
The following table sets forth the components of selling, general and administrative (“SG&A”) expenses:

	THREE MONTHS ENDED
	JANUARY 2, 2016	DECEMBER 27, 2014
	(In millions)
Advertising	$11.5	$9.5
Research and development	11.7	10.2
Amortization of intangibles	3.9	3.0
Share-based compensation	2.2	2.1
Other selling, general and administrative	110.2	102.1
	$139.5	$126.9
Advertising expense increased $2.0 million driven by the timing and mix of Global Consumer media spending. The increase in other SG&A expenses of $8.1 million is due to the impact of recent acquisitions, primarily General Hydroponics and Vermicrop, of $3.1 million, and increased selling and variable incentive compensation of $9.0 million, partially offset by the favorable impact of foreign exchange rates of $2.3 million as the U.S. dollar has strengthened relative to other currencies including Canadian dollar, euro and British pound.
Impairment, Restructuring and Other (included in Operating Expenses)
In the first quarter of fiscal 2016, we announced a series of initiatives called Project Focus designed to maximize the value of our non-core assets and concentrate focus on emerging categories of the lawn and garden industry in our core U.S. business. On December 10, 2015, as part of this project, we entered into a definitive agreement to contribute our Scotts LawnService® business into a joint venture with TruGreen Holdings Corporation. This agreement is subject to several conditions to close including receiving regulatory approval and the joint venture obtaining financing. The transaction is expected to close in the second quarter of fiscal 2016. During the three months ended January 2, 2016, we recognized $2.8 million in deal related costs associated with this transaction. In addition, during the three months ended January 2, 2016, we recognized an additional $0.9 million in deal costs related to other potential transactions associated with this project.
During the third quarter of fiscal 2015, we began experiencing an increase in certain consumer complaints related to our newly reformulated Bonus S® fertilizer product sold in the southeastern United States indicating customers were experiencing damage to their lawns after application. During the first quarter of fiscal 2016, we recognized $0.4 million in costs related to resolving these consumer complaints and the recognition of costs we expect to incur for current and expected consumer claims. Costs incurred to date since the inception of this matter are $67.8 million. We are working through the claims process with our insurers with respect to these costs, and have received reimbursement payments of $44.9 million through the first quarter of fiscal 2016, including $25.0 million received during the first quarter of fiscal 2016. We recorded an offsetting insurance reimbursement recovery in the amount of $4.9 million in the fourth quarter of fiscal 2015 and the remaining $40.0 million of reimbursements have been recognized as an accrued liability on the Condensed Consolidated Balance Sheets pending the resolution of the insurer’s review of claim documentation. During the first quarter of fiscal 2016, we paid $13.2 million to the third party administrator of the consumer claims to pay for lawn repairs.
During the three months ended December 27, 2014, we recognized $9.6 million in restructuring costs related to termination benefits provided to U.S. and international personnel as part of our restructuring of the U.S. administrative and overhead functions and the continuation of the international profitability improvement initiative.
Other Income, net
Other income is comprised of activities outside our normal business operations, such as royalty income from the licensing of certain of our brand names, franchise fee income from our Scotts LawnService® business, foreign exchange gains/losses, equity income/loss on unconsolidated affiliates and gains/losses from the sale of non-inventory assets. Other income was $1.0 million for the three months ended January 2, 2016 compared to $1.2 million for the three months ended December 27, 2014.
Costs Related to Refinancing
Costs related to refinancing were $8.8 million for the three months ended January 2, 2016. The costs incurred were associated with the redemption of our 6.625% Senior Notes on December 15, 2015, and are comprised of $6.6 million of call premium and $2.2 million of unamortized bond discount and issuance costs that were written-off.

Interest Expense
Interest expense was $16.3 million for the three months ended January 2, 2016 compared to $9.7 million for the three months ended December 27, 2014. The increase in interest expense of $6.6 million was driven by an increase in average borrowings of $418.5 million, excluding the impact of foreign exchange rates, and an increase in our weighted average interest rate of 70 basis points primarily due to the higher proportion of long-term fixed-rate borrowing in our debt mix during fiscal 2016. The increase in average borrowings was driven by acquisition activity that occurred during the third quarter of fiscal 2015 related to General Hydroponics, Vermicrop and the amendment of our Marketing Agreement with Monsanto.
Income Tax Expense
The effective tax rate for the three months ended January 2, 2016 was 35.5% compared to 36.0% for the three months ended December 27, 2014. The effective tax rate used for interim purposes was based on our best estimate of factors impacting the effective tax rate for the full fiscal year. Factors affecting the estimated effective tax rate include assumptions as to income by jurisdiction (domestic and foreign), the availability and utilization of tax credits and the existence of elements of income and expense that may not be taxable or deductible. The estimated effective tax rate is subject to revision in later interim periods and at fiscal year end as facts and circumstances change during the course of the fiscal year. There can be no assurances that the effective tax rate estimated for interim financial reporting purposes will approximate the effective tax rate determined at fiscal year end.
Loss from Operations
We reported a net loss attributable to controlling interest of $81.3 million, or $1.32 per diluted share, for the three months ended January 2, 2016 compared to a net loss of $74.6 million, or $1.23 per diluted share, for the three months ended December 27, 2014. We anticipated a net loss in our first fiscal quarter due to the seasonal nature of our business, in which sales are heavily weighted to the spring and summer selling periods. For the three months ended January 2, 2016 and December 27, 2014, the pre-tax impact of impairment, restructuring and other charges was $9.5 million and $9.6 million, respectively. Additionally, we incurred $8.8 million of pre-tax costs during the first quarter of fiscal 2016 related to refinancing. Excluding these items, adjusted net loss attributable to controlling interest was $69.5 million for the three months ended January 2, 2016 compared to $68.5 million for the three months ended December 27, 2014, primarily driven by an increase in interest expense and SG&A, partially offset by growth in net sales and gross profit. Diluted average common shares used in the diluted loss per common share calculation were 61.5 million for the three months ended January 2, 2016 compared to 60.8 million for the three months ended December 27, 2014. The increase in dilutive average common shares was primarily the result of the exercise and issuance of share-based compensation awards.
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
Segment performance is evaluated based on several factors, including income (loss) before amortization, impairment, restructuring and other charges, which is not a measure recognized under GAAP. Senior management uses this measure of operating profit (loss) to evaluate segment performance because we believe this measure is most indicative of performance trends and the overall earnings potential of each segment.
The following table sets forth net sales by segment:

	THREE MONTHS ENDED
	JANUARY 2, 2016	DECEMBER 27, 2014
	(In millions)
Global Consumer	$189.0	$163.6
Scotts LawnService®	51.2	46.7
Segment total	240.2	210.3
Corporate & Other	5.5	5.9
Consolidated	$245.7	$216.2

The following table sets forth segment income (loss) before income taxes:

	THREE MONTHS ENDED
	JANUARY 2, 2016	DECEMBER 27, 2014
	(In millions)
Global Consumer	$(63.1)	$(74.2)
Scotts LawnService®	0.5	1.5
Segment total	(62.6)	(72.7)
Corporate & Other	(23.7)	(20.2)
Intangible asset amortization	(4.4)	(3.5)
Impairment, restructuring and other	(9.5)	(9.6)
Costs related to refinancing	(8.8)	—
Interest expense	(16.3)	(9.7)
Consolidated	$(125.3)	$(115.7)
Global Consumer
Global Consumer segment net sales were $189.0 million in the first quarter of fiscal 2016, an increase of 15.5%, from the first quarter of fiscal 2015 net sales of $163.6 million. For the three months ended January 2, 2016, the favorable impacts of volume of 9.7%, which includes the impact of six additional days in the first quarter of fiscal 2016 as compared to the first quarter of fiscal 2015, and acquisitions of 10.0%, were partially offset by unfavorable changes in foreign exchange rates of 4.2%.
Net sales in the United States increased $31.7 million, or 29.3%, for the first quarter of fiscal 2016 driven by increased volume of controls and growing media products, the impact of six additional days in the first quarter of fiscal 2016 as compared to the first quarter of fiscal 2015, as well as the impact of recent acquisitions. Excluding the impact of changes in foreign exchange rates, net sales internationally increased by $0.4 million, or 0.8%, for the first quarter of fiscal 2016 driven by the impact of recent acquisitions.
Global Consumer segment operating loss decreased by $11.1 million, or 15.0%, for the first quarter of fiscal 2016 as compared to the first quarter of fiscal 2015. The decrease was primarily driven by higher sales volume of controls and growing media products in the United States, including the impact of acquisitions and six additional days in the first quarter of fiscal 2016, lower distribution costs due to savings from fuel purchases and hedging, lower material costs for our growing media products and favorable product mix, partially offset by increased SG&A as a result of recent acquisitions and increased compensation expense.
Scotts LawnService®
Scotts LawnService® net sales increased by $4.5 million, or 9.6%, in the first quarter of fiscal 2016 as compared to the first quarter of fiscal 2015. The increase in net sales was driven by increased customer count and the acquisition of Action Pest. The segment operating income for Scotts LawnService® decreased by $1.0 million, or 66.7%, in the first quarter of fiscal 2016 as compared to the first quarter of fiscal 2015 driven by planned increases in selling costs and higher incentive compensation.
Corporate & Other
The net operating loss for Corporate & Other was $23.7 million in the first quarter of fiscal 2016 as compared to $20.2 million in the first quarter of fiscal 2015 driven by increased incentive compensation.
LIQUIDITY AND CAPITAL RESOURCES
Operating Activities
Cash used in operating activities totaled $338.6 million and $267.0 million for the three months ended January 2, 2016 and December 27, 2014, respectively. Cash used in operating activities increased $71.6 million, which included the impact of impairment, restructuring and other and an increase in cash used for working capital. The increase in cash used for working capital was primarily due to increased inventory production in the fourth quarter of fiscal 2015 and the first quarter of fiscal 2016 to support fiscal 2016 early season build for growing media products in order to more efficiently handle sales volume during the peak season.

Investing Activities
Cash used in investing activities totaled $16.8 million and $25.6 million for the three months ended January 2, 2016 and December 27, 2014, respectively. Cash used for investments in property, plant and equipment during the first three months of fiscal 2016 and fiscal 2015 was $16.1 million and $14.5 million, respectively. During the three months ended December 27, 2014, our Global Consumer segment completed the acquisition of a growing media business for $7.1 million and our Scotts LawnService® segment completed the acquisition of Action Pest for $21.7 million. These acquisitions included cash payments of $11.1 million during the first quarter of fiscal 2015.
Financing Activities
Financing activities provided cash of $334.2 million and $337.0 million for the three months ended January 2, 2016 and December 27, 2014, respectively. The decrease in cash provided by financing activities of $2.8 million was the result of the repayment of $200.0 million aggregate principal amount of 6.625% Senior Notes, a decrease in net borrowings under our credit facilities of $199.4 million, payment of financing and issuance fees of $10.5 million related to our new credit agreement and the issuance of the 6.000% Senior Notes, and a decrease in cash received from the exercise of stock options of $5.0 million, partially offset by the issuance of $400.0 million aggregate principal amount of 6.000% Senior Notes and a decrease in share repurchases of our Common Shares of $14.8 million.
Cash and Cash Equivalents
Our cash and cash equivalents were held in cash depository accounts with major financial institutions around the world or invested in high quality, short-term liquid investments having original maturities of three months or less. The cash and cash equivalents balances of $49.0 million and $130.1 million as of as of January 2, 2016 and December 27, 2014, respectively, included $39.6 million and $62.6 million, respectively, held by controlled foreign corporations. Our current plans do not demonstrate a need to, nor do we have plans to, repatriate the retained earnings from these foreign corporations as the earnings are indefinitely reinvested. However, in the future, if we determine it is necessary to repatriate these funds, or we sell or liquidate any of these foreign corporations, we may be required to pay associated taxes on the repatriation, sale or liquidation.
Borrowing Agreements
Our primary sources of liquidity are cash generated by operations and borrowings under our credit facilities, which are guaranteed by substantially all of Scotts Miracle-Gro’s domestic subsidiaries. On December 20, 2013, we entered into the third amended and restated credit agreement, providing us with a five-year senior secured revolving loan facility in the aggregate principal amount of up to $1.7 billion (the “former credit facility”). On October 29, 2015, we entered into the fourth amended and restated credit agreement (the “new credit agreement”), providing us with five-year senior secured loan facilities in the aggregate principal amount of $1.9 billion, comprised of a revolving credit facility of $1.6 billion and a term loan in the original principal amount of $300.0 million (the “new credit facilities”). The new credit agreement also provides us with the right to seek additional committed credit under the agreement in an aggregate amount of up to $500.0 million plus an unlimited additional amount, subject to certain specified financial and other conditions. Under the new credit agreement, we have the ability to obtain letters of credit up to $100.0 million. Borrowings on the revolving credit facility may be made in various currencies, including U.S. dollars, euro, British pounds, Australian dollars and Canadian dollars.
At January 2, 2016, we had letters of credit outstanding in the aggregate principal amount of $27.7 million, and $765.9 million of availability under the new credit agreement, subject to our continued compliance with covenants discussed below. The weighted average interest rates on average borrowings under the new credit agreement and the former credit facility were 3.9% and 3.7% for the three months ended January 2, 2016 and December 27, 2014, respectively.
On September 25, 2015, we entered into an amended and restated Master Accounts Receivable Purchase Agreement (“MARP Agreement”), which provides for the discretionary sale by us, and the discretionary (outside of the commitment period specified in the MARP Agreement) purchase by the participating banks, on a revolving basis, of accounts receivable generated by sales to three specified account debtors in an aggregate amount not to exceed $400.0 million.
During the commitment period, which will begin no earlier than February 26, 2016 and end no later than June 17, 2016, the banks will be required to purchase such accounts receivable in an aggregate committed amount not to exceed $160.0 million. The commencement and continuation of the commitment period will be subject to, among other things, the absence of any termination event under the MARP Agreement or any default or event of default under the new credit agreement. Under the MARP Agreement, the banks have the opportunity to purchase those accounts receivable offered by us at a discount (from the agreed base value thereof) effectively equal to the seven-day LIBOR plus 0.75%. The MARP Agreement has an initial stated termination date of August 26, 2016, which may be extended by mutual agreement. There were no borrowings or receivables pledged as collateral under the MARP Agreement as of January 2, 2016 and December 27, 2014. As of January 2, 2016, there was $42.6 million of availability under the MARP Agreement.

On October 13, 2015, we issued $400.0 million aggregate principal amount of 6.000% senior notes due 2023 (the “6.000% Senior Notes”). The net proceeds of the offering were used to repay outstanding borrowings under our former credit facility. The 6.000% Senior Notes represent general unsecured senior obligations and rank equal in right of payment with our existing and future unsecured senior debt. The 6.000% Senior Notes have interest payment dates of April 15 and October 15 of each year, commencing April 15, 2016. The 6.000% Senior Notes may be redeemed, in whole or in part, on or after October 15, 2018 at applicable redemption premiums. The 6.000% Senior Notes contain customary covenants and events of default and mature on October 15, 2023. Substantially all of our domestic subsidiaries serve as guarantors of the 6.000% Senior Notes.
On December 15, 2015, we used a portion of our available credit facility borrowings to redeem all $200.0 million aggregate principal amount of our outstanding 6.625% senior notes due 2020 (the “6.625% Senior Notes”), paying a redemption price of $213.2 million, comprised of $6.6 million of accrued and unpaid interest, $6.6 million of call premium and $200.0 million for outstanding principal amount.
We were in compliance with all debt covenants as of January 2, 2016. Our new credit agreement contains, among other obligations, an affirmative covenant regarding our leverage ratio on the last day of each quarter, calculated as our net indebtedness divided by adjusted earnings before interest, taxes, depreciation and amortization. The maximum leverage ratio was 4.50 as of January 2, 2016. Our leverage ratio was 2.77 at January 2, 2016. Our new credit agreement also includes an affirmative covenant regarding our interest coverage. The minimum interest coverage ratio was 3.00 for the twelve months ended January 2, 2016. Our interest coverage ratio was 8.52 for the twelve months ended January 2, 2016. The new credit agreement allows us to make unlimited restricted payments (as defined in the new credit agreement), including increased or one-time dividend payments and Common Share repurchases, as long as the leverage ratio resulting from the making of such restricted payments is 4.00 or less. Otherwise we may only make restricted payments in an aggregate amount for each fiscal year not to exceed the amount set forth in the new credit agreement for such fiscal year ($175.0 million for 2016 and 2017 and $200.0 million for 2018 and in each fiscal year thereafter).
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
Contractual Obligations
There have been no material changes, with the exception of changes to our borrowing agreements, outside of the ordinary course of business, in our outstanding contractual obligations since the end of fiscal 2015 and through January 2, 2016. The following table summarizes our future cash outflows for contractual obligations under our borrowing agreements as of January 2, 2016:

		Payments Due by Period
Contractual Cash Obligations	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
	(In millions)
Debt obligations	$1,532.4	$28.8	$41.3	$1,062.3	$400.0
Interest expense on debt obligations	363.7	68.2	117.4	98.4	79.7

We have long-term debt obligations and interest payments due primarily under the 6.000% Senior Notes and our new credit facilities. Amounts in the table represent scheduled future maturities of long-term debt principal for the periods indicated.
The interest payments for our new credit facilities are based on outstanding borrowings as of January 2, 2016. Actual interest expense will likely be higher due to the seasonality of our business and associated higher average borrowings.
REGULATORY MATTERS
We are subject to local, state, federal and foreign environmental protection laws and regulations with respect to our business operations and believe we are operating in substantial compliance with, or taking actions aimed at ensuring compliance with, such laws and regulations. We are involved in several legal actions with various governmental agencies related to environmental matters. While it is difficult to quantify the potential financial impact of actions involving these environmental matters, particularly remediation costs at waste disposal sites and future capital expenditures for environmental control equipment, in the opinion of management, the ultimate liability arising from such environmental matters, taking into account established reserves, should not have a material effect on our financial condition, results of operations or cash flows. However, there can be no assurance that the resolution of these matters will not materially affect our future quarterly or annual results of operations, financial condition or cash flows. Additional information on environmental matters affecting us is provided in the 2015 Annual Report, under “ITEM 1. BUSINESS — Regulatory Considerations” and “ITEM 3. LEGAL PROCEEDINGS.”
CRITICAL ACCOUNTING POLICIES AND ESTIMATES
The preceding discussion and analysis of our consolidated results of operations and financial condition should be read in conjunction with our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q. The 2015 Annual Report includes additional information about us, our operations, our financial condition, our critical accounting policies and accounting estimates, and should be read in conjunction with this Quarterly Report on Form 10-Q.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Market risks have not changed significantly from those disclosed in the 2015 Annual Report.
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
In addition, there were no changes in the Registrant’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during the Registrant’s fiscal quarter ended January 2, 2016 that have materially affected, or are reasonably likely to materially affect, the Registrant’s internal control over financial reporting.

PART II—OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

There have been no material changes to the pending legal proceedings disclosed in the 2015 Annual Report.
ITEM 1A. RISK FACTORS

The Company's risk factors as of January 2, 2016 have not changed materially from those described in “ITEM IA. RISK FACTORS” in the 2015 Annual Report.

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

Forward-looking statements contained in this Quarterly Report on Form 10-Q are predictions only and actual results could differ materially from management’s expectations due to a variety of factors, including those described in “ITEM 1A. RISK FACTORS” in the 2015 Annual Report. All forward-looking statements attributable to us or persons working on our behalf are expressly qualified in their entirety by such risk factors.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The payment of future dividends, if any, on the Common Shares will be determined by the Board of Directors in light of conditions then existing, including the Company’s earnings, financial condition and capital requirements, restrictions in financing agreements, business conditions and other factors. The terms of the new credit agreement allow the Company to make unlimited restricted payments (as defined in the new credit agreement), including increased or one-time dividend payments and Common Share repurchases, so long as the leverage ratio resulting from the making of such restricted payments is 4.00 or less. Otherwise the Company may only make restricted payments in an aggregate amount for each fiscal year not to exceed the amount set forth in the new credit agreement for such fiscal year ($175.0 million for 2016 and 2017 and $200.0 million for 2018 and in each fiscal year thereafter). Our leverage ratio was 2.77 at January 2, 2016.

(a) Issuer Purchases of Equity Securities

The following table shows the purchases of Common Shares made by or on behalf of Scotts Miracle-Gro or any “affiliated purchaser” (as defined in Rule 10b-18(a)(3) under the Securities Exchange Act of 1934, as amended) of Scotts Miracle-Gro for each fiscal month in the three months ended January 2, 2016:

Period	Total Number of Common Shares Purchased(1)	Average Price Paid per Common Share(2)	Total Number of Common Shares Purchased as Part of Publicly Announced Plans or Programs(3)	Approximate Dollar Value of Common Shares That May Yet be Purchased Under the Plans or Programs(3)
October 1 through October 31, 2015	1,553	$65.77	—	$485,186,044
November 1 through November 28, 2015	1,455	$70.22	—	$485,186,044
November 29 through January 2, 2016	2,290	$69.46	—	$485,186,044
Total	5,298	$68.60	—

(1)
All of the Common Shares purchased during the quarter were purchased in open market transactions. The total number of Common Shares purchased during the quarter includes 5,298 Common Shares purchased by the trustee of the rabbi trust established by the Company as permitted pursuant to the terms of The Scotts Company LLC Executive Retirement Plan (the “ERP”). The ERP is an unfunded, non-qualified deferred compensation plan which, among other things, provides eligible employees the opportunity to defer compensation above specified statutory limits applicable to The Scotts Company LLC Retirement Savings Plan and with respect to any Executive Management Incentive Pay (as defined in the ERP), Performance Award (as defined in the ERP) or other bonus awarded to such eligible employees. Pursuant to the terms of the ERP, each eligible employee has the right to elect an investment fund, including a fund consisting of Common Shares (the “Scotts Miracle-Gro Common Stock Fund”), against which amounts allocated to such employee’s account under the ERP, including employer contributions, will be benchmarked (all ERP accounts are bookkeeping accounts only and do not represent a claim against specific assets of the Company). Amounts allocated to employee accounts under the ERP represent deferred compensation obligations of the Company. The Company established the rabbi trust in order to assist the Company in discharging such deferred compensation obligations. When an eligible employee elects to benchmark some or all of the amounts allocated to such employee’s account against the Scotts Miracle-Gro Common Stock Fund, the trustee of the rabbi trust purchases the number of Common Shares equivalent to the amount so benchmarked. All Common Shares purchased by the trustee are purchased on the open market and are held in the rabbi trust until such time as they are distributed pursuant to the terms of the ERP. All assets of the rabbi trust, including any Common Shares purchased by the trustee, remain, at all times, assets of the Company, subject to the claims of its creditors. The terms of the ERP do not provide for a specified limit on the number of Common Shares that may be purchased by the trustee of the rabbi trust.

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

THE SCOTTS MIRACLE-GRO COMPANY

Date: February 11, 2016	/s/ THOMAS RANDAL COLEMAN
Printed Name: Thomas Randal Coleman
Title: Executive Vice President and Chief Financial Officer

THE SCOTTS MIRACLE-GRO COMPANY
QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED JANUARY 2, 2016

INDEX TO EXHIBITS

EXHIBIT NO.	DESCRIPTION	LOCATION

4.1	Fifth Supplemental Indenture, dated October 26, 2015, among The Scotts Miracle-Gro Company, the Guarantors (as defined therein) and U.S. Bank National Association, as trustee	Incorporated herein by reference to the Registrant’s Annual Report on Form 10-K for the fiscal year ended September 30, 2015 [Exhibit 4.1(f)]

4.2	Indenture, dated as of October 13, 2015, by and among The Scotts Miracle-Gro Company, the Guarantors (as defined therein) and U.S. Bank National Association, as trustee	Incorporated herein by reference to the Registrant’s Current Report on Form 8-K filed October 14, 2015 [Exhibit 4.1]

4.3	Form of 6.000% Senior Notes due 2023 (included in Exhibit 4.1).	Incorporated herein by reference to the Registrant’s Current Report on Form 8-K filed October 14, 2015 [Exhibit 4.2]

4.4
Registration Rights Agreement, dated as of October 13, 2015, by and among The Scotts Miracle-Gro Company, the guarantors named therein and Merrill Lynch, Pierce, Fenner & Smith Incorporated, as representative of the several initial purchasers named therein

Incorporated herein by reference to the Registrant’s Current Report on Form 8-K filed October 14, 2015 [Exhibit 4.3]

10.1
Purchase Agreement, dated October 7, 2015, among The Scotts Miracle-Gro Company, the subsidiary guarantors named therein and Merrill Lynch, Pierce, Fenner & Smith Incorporated, as representative of the several initial purchasers named therein

Incorporated herein by reference to the Registrant’s Current Report on Form 8-K filed October 14, 2015 [Exhibit 10.1]

10.2
Fourth Amended and Restated Credit Agreement, dated as of October 29, 2015, by and among The Scotts Miracle-Gro Company, as a Borrower; the Subsidiary Borrowers (as defined therein); JPMorgan Chase Bank, N.A., as Administrative Agent; Bank of America, N.A. and Wells Fargo Bank, National Association, as Co-Syndication Agents; CoBank, ACB, Mizuho Bank, LTD., Coöperatieve Centrale Raiffeisen-Boerenleenbank B.A. “Rabobank Nederland”, New York Branch, TD Bank N.A. and U.S. Bank National Association, as Co-Documentation Agents; and the several other banks and other financial institutions from time to time parties thereto

Incorporated herein by reference to the Registrant’s Current Report on Form 8-K filed November 3, 2015 [Exhibit 10.1]

10.3
Amendment No. 1, dated as of February 8, 2016, to Fourth Amended and Restated Credit Agreement dated October 29, 2015, by and among The Scotts Miracle-Gro Company, as a Borrower; the Subsidiary Borrowers (as defined therein); JPMorgan Chase Bank, N.A., as Administrative Agent; Bank of America, N.A. and Wells Fargo Bank, National Association, as Co-Syndication Agents; CoBank, ACB, Mizuho Bank, LTD., Coöperatieve Rabobank U.S., New York Branch (formerly known as Coöperatieve Centrale Raiffeisen-Boerenleenbank B.A. “Rabobank Nederland”, New
York Branch), TD Bank N.A. and U.S. Bank National Association, as Co-Documentation Agents; and the several other banks and other financial institutions from time to time parties thereto
*

10.4
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

10.5	Contribution and Distribution Agreement, dated as of December 10, 2015, by and among the The Scotts Miracle-Gro Company and TruGreen Holding Corporation	*

31.1	Rule 13a-14(a)/15d-14(a) Certifications (Principal Executive Officer)	*

31.2	Rule 13a-14(a)/15d-14(a) Certifications (Principal Financial Officer)	*

32	Section 1350 Certifications (Principal Executive Officer and Principal Financial Officer)	*

101.INS	XBRL Instance Document	*

101.SCH	XBRL Taxonomy Extension Schema	*

101.CAL	XBRL Taxonomy Extension Calculation Linkbase	*

101.DEF	XBRL Taxonomy Extension Definition Linkbase	*

101.LAB	XBRL Taxonomy Extension Label Linkbase	*

101.PRE	XBRL Taxonomy Extension Presentation Linkbase	*

*	Filed or furnished herewith