Form 10-Q
period 2016-04-02
SCOTTS MIRACLE-GRO CO
filed 2016-05-11
CIK 825542

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_________________________________________
FORM 10-Q
_________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended April 2, 2016
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

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐     No  ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding at May 6, 2016
Common Shares, $0.01 stated value, no par value	61,226,154 Common Shares

PART I—FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

THE SCOTTS MIRACLE-GRO COMPANY
Condensed Consolidated Statements of Operations
(In millions, except per common share data)
(Unaudited)

	THREE MONTHS ENDED		SIX MONTHS ENDED
	APRIL 2, 2016	MARCH 28, 2015	APRIL 2, 2016	MARCH 28, 2015
Net sales	$1,245.2	$1,071.8	$1,439.7	$1,241.3
Cost of sales	723.5	646.8	896.3	809.7
Cost of sales—impairment, restructuring and other	0.1	0.2	5.1	0.2
Gross profit	521.6	424.8	538.3	431.4
Operating expenses:
Selling, general and administrative	200.9	188.9	314.2	294.2
Impairment, restructuring and other	(47.2)	4.6	(45.9)	13.1
Other income, net	(1.3)	(0.3)	(1.5)	(0.6)
Income from operations	369.2	231.6	271.5	124.7
Costs related to refinancing	—	—	8.8	—
Interest expense	19.1	15.0	35.4	24.7
Income from continuing operations before income taxes	350.1	216.6	227.3	100.0
Income tax expense from continuing operations	124.3	78.0	80.7	36.0
Income from continuing operations	225.8	138.6	146.6	64.0
Loss from discontinued operations, net of tax	(16.0)	(14.3)	(17.5)	(13.7)
Net income	$209.8	$124.3	$129.1	$50.3
Net loss (income) attributable to noncontrolling interest	0.3	0.3	(0.1)	(0.3)
Net income attributable to controlling interest	$210.1	$124.6	$129.0	$50.0

Basic income per common share:
Income from continuing operations	$3.68	$2.28	$2.39	$1.05
Loss from discontinued operations	(0.26)	(0.23)	(0.29)	(0.23)
Basic income per common share	$3.42	$2.05	$2.10	$0.82
Weighted-average common shares outstanding during the period	61.4	60.9	61.4	60.9

Diluted income per common share:
Income from continuing operations	$3.64	$2.24	$2.35	$1.03
Loss from discontinued operations	(0.26)	(0.23)	(0.28)	(0.22)
Diluted income per common share	$3.38	$2.01	$2.07	$0.81
Weighted-average common shares outstanding during the period plus dilutive potential common shares	62.2	62.1	62.4	62.0

Dividends declared per common share	$0.470	$0.450	$0.940	$0.900
See Notes to Condensed Consolidated Financial Statements.

THE SCOTTS MIRACLE-GRO COMPANY
Condensed Consolidated Statements of Comprehensive Income (Loss)
(In millions)
(Unaudited)

	THREE MONTHS ENDED		SIX MONTHS ENDED
	APRIL 2, 2016	MARCH 28, 2015	APRIL 2, 2016	MARCH 28, 2015
Net income	$209.8	$124.3	$129.1	$50.3
Other comprehensive income (loss):
Net foreign currency translation adjustment	0.3	(8.1)	(2.5)	(11.1)
Net unrealized loss on derivative instruments, net of tax of $1.8, $2.5, $1.0 and $3.1, respectively	(2.9)	(4.0)	(1.6)	(5.1)
Reclassification of net unrealized losses on derivatives to net income, net of tax of $1.7, $1.5, $2.2 and $2.1, respectively	2.8	2.4	3.6	3.4
Reclassification of net pension and post-retirement benefit loss to net income, net of tax of $0.1, $0.5, $0.4, and $1.0, respectively	0.2	0.8	0.7	1.6
Total other comprehensive income (loss)	0.4	(8.9)	0.2	(11.2)
Comprehensive income	$210.2	$115.4	$129.3	$39.1
See Notes to Condensed Consolidated Financial Statements.

THE SCOTTS MIRACLE-GRO COMPANY
Condensed Consolidated Statements of Cash Flows
(In millions)
(Unaudited)

	SIX MONTHS ENDED
	APRIL 2, 2016	MARCH 28, 2015
OPERATING ACTIVITIES
Net income	$129.1	$50.3
Adjustments to reconcile net income to net cash used in operating activities:
Impairment, restructuring and other	—	4.3
Costs related to refinancing	2.2	—
Share-based compensation expense	11.3	9.3
Depreciation	27.3	24.9
Amortization	9.5	7.1
Gain on sale of assets	(0.3)	(0.6)
Changes in assets and liabilities, net of acquired businesses:
Accounts receivable	(834.6)	(734.7)
Inventories	(224.3)	(215.8)
Prepaid and other assets	(48.2)	(37.8)
Accounts payable	105.0	117.7
Other current liabilities	207.5	113.0
Restructuring reserves	(8.9)	2.8
Other non-current items	(2.8)	3.5
Other, net	(0.6)	7.3
Net cash used in operating activities	(627.8)	(648.7)

INVESTING ACTIVITIES
Proceeds from sale of long-lived assets	0.2	5.2
Investments in property, plant and equipment	(24.4)	(28.0)
Investment in loan receivable	(72.0)	—
Investment in unconsolidated affiliates	(2.0)	—
Investments in acquired businesses, net of cash acquired	—	(50.5)
Net cash used in investing activities	(98.2)	(73.3)

FINANCING ACTIVITIES
Borrowings under revolving and bank lines of credit and term loans	1,573.2	1,195.5
Repayments under revolving and bank lines of credit and term loans	(959.8)	(450.5)
Proceeds from issuance of 6.000% Senior Notes	400.0	—
Repayment of 6.625% Senior Notes	(200.0)	—
Financing and issuance fees	(10.5)	—
Dividends paid	(57.7)	(54.8)
Purchase of Common Shares	(42.8)	(14.8)
Payments on seller notes	(2.3)	(0.8)
Excess tax benefits from share-based payment arrangements	4.2	2.8
Cash received from the exercise of stock options	9.2	16.2
Net cash provided by financing activities	713.5	693.6
Effect of exchange rate changes on cash	(1.6)	(6.1)
Net decrease in cash and cash equivalents	(14.1)	(34.5)
Cash and cash equivalents at beginning of period	71.4	89.3
Cash and cash equivalents at end of period	$57.3	$54.8

SUPPLEMENTAL CASH FLOW INFORMATION
Interest paid	$(23.0)	$(20.6)
Call premium on 6.625% Senior Notes	(6.6)	—
Income taxes paid	(2.2)	(10.3)
See Notes to Condensed Consolidated Financial Statements.

THE SCOTTS MIRACLE-GRO COMPANY
Condensed Consolidated Balance Sheets
(In millions, except stated value per share)
(Unaudited)

	APRIL 2, 2016	MARCH 28, 2015	SEPTEMBER 30, 2015
ASSETS
Current assets:
Cash and cash equivalents	$57.3	$54.8	$71.4
Accounts receivable, less allowances of $14.9, $11.7 and $6.5, respectively	954.7	668.6	157.7
Accounts receivable pledged	208.4	376.7	152.9
Inventories	619.6	584.1	395.8
Assets held for sale	208.7	205.3	220.3
Prepaid and other current assets	160.1	146.1	121.1
Total current assets	2,208.8	2,035.6	1,119.2
Property, plant and equipment, net of accumulated depreciation of $614.5 $590.3 and $593.9, respectively	436.3	427.2	444.1
Goodwill	284.9	223.1	283.8
Intangible assets, net	646.8	298.5	655.1
Other assets	108.8	25.4	25.0
Total assets	$3,685.6	$3,009.8	$2,527.2

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current portion of debt	$202.9	$315.3	$132.6
Accounts payable	293.8	294.5	193.1
Liabilities held for sale	62.1	56.6	41.7
Other current liabilities	427.1	324.2	251.2
Total current liabilities	985.9	990.6	618.6
Long-term debt	1,764.8	1,207.5	1,025.0
Other liabilities	247.0	241.8	250.5
Total liabilities	2,997.7	2,439.9	1,894.1
Contingencies (Note 11)
Shareholders’ equity:
Common shares and capital in excess of $.01 stated value per share; 61.2, 61.1 and 61.4 shares issued and outstanding, respectively	401.9	399.4	400.4
Retained earnings	756.4	632.4	684.2
Treasury shares, at cost; 6.9, 7.0 and 6.7 shares, respectively	(376.3)	(378.3)	(357.1)
Accumulated other comprehensive loss	(106.6)	(97.4)	(106.8)
Total shareholders’ equity - controlling interest	675.4	556.1	620.7
Noncontrolling interest	12.5	13.8	12.4
Total equity	687.9	569.9	633.1
Total liabilities and equity	$3,685.6	$3,009.8	$2,527.2
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
Prior to April 13, 2016, the Company operated the Scotts LawnService® business (the “SLS Business”), which provides residential and commercial lawn care, tree and shrub care and pest control services in the United States. On April 13, 2016, pursuant to the terms of the Contribution and Distribution Agreement (“Contribution Agreement”) between the Company and TruGreen Holding Corporation (“TruGreen Holdings”), the Company completed the contribution of the SLS Business to a newly formed subsidiary of TruGreen Holdings (the “Joint Venture”) in exchange for a minority equity interest of approximately 30% in the Joint Venture. As a result, effective in its second quarter of fiscal 2016, the Company classified its results of operations for all periods presented to reflect the SLS Business as a discontinued operation and classified the assets and liabilities of the SLS Business as held for sale. See “NOTE 2. DISCONTINUED OPERATIONS” for further discussion. Prior to being reported as discontinued operations, the SLS Business was included as its own reportable segment. Refer to “NOTE 14. SEGMENT INFORMATION” for discussion of the Company’s new reportable segments identified effective in the second quarter of fiscal 2016.
Due to the nature of the consumer lawn and garden business, the majority of the Company’s sales to customers occur in the Company’s second and third fiscal quarters. On a combined basis, net sales for the second and third quarters of the last three fiscal years represented in excess of 75% of the Company’s annual net sales.
The Company follows a 13-week quarterly accounting cycle pursuant to which the first three fiscal quarters end on a Saturday and the fiscal year always ends on September 30. This fiscal calendar convention requires the Company to cycle forward the first three fiscal quarter ends every six years. Fiscal 2016 is the most recent year impacted by this process and, as a result, the first quarter of fiscal 2016 had six additional days and the fourth quarter of fiscal 2016 will have five less days compared to the corresponding quarters of fiscal 2015. In addition, the second quarter of fiscal 2016 ended six days later than the second quarter of fiscal 2015 and these six days were in the Company’s peak selling season. The Company’s second quarter of fiscal 2016 ended on April 2, 2016 while the Company’s second quarter of fiscal 2015 ended on March 28, 2015.
Organization and Basis of Presentation
The Company’s unaudited condensed consolidated financial statements for the three and six months ended April 2, 2016 and March 28, 2015 are presented in accordance with accounting principles generally accepted in the United States of America (“GAAP”). The condensed consolidated financial statements include the accounts of Scotts Miracle-Gro and its subsidiaries. All intercompany transactions and accounts have been eliminated in consolidation. The Company’s consolidation criteria are based on majority ownership (as evidenced by a majority voting interest in the entity) and an objective evaluation and determination of effective management control. AeroGrow International, Inc. (“AeroGrow”), in which the Company has a controlling interest, is consolidated, with the equity owned by other shareholders shown as noncontrolling interest in the Condensed Consolidated Balance Sheets, and the other shareholders’ portion of net earnings and other comprehensive income shown as net income (loss) or comprehensive income attributable to noncontrolling interest in the Condensed Consolidated Statements of Operations and Condensed Consolidated Statements of Comprehensive Income (Loss), respectively. In the opinion of management, interim results reflect all normal and recurring adjustments and are not necessarily indicative of results for a full year.
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
Under the terms of the Amended and Restated Exclusive Agency and Marketing Agreement (the “Marketing Agreement”) pursuant to which the Company has served, since its 1998 fiscal year, as the exclusive agent to the Monsanto Company (“Monsanto”) for the marketing and distribution of consumer Roundup® herbicide products, the Company performs certain functions, primarily manufacturing conversion services (in North America), distribution and logistics, and selling and marketing support, on behalf of Monsanto in the conduct of the consumer Roundup® business. The actual costs incurred for these activities are charged to and reimbursed by Monsanto. The Company records costs incurred under the Marketing Agreement for which the Company is the primary obligor on a gross basis, recognizing such costs in the “Cost of sales” line and the reimbursement of these costs in the “Net sales” line in the Condensed Consolidated Statements of Operations, with no effect on gross profit dollars or net income.
Under the terms of the Marketing, R&D and Ancillary Services Agreement (the “Services Agreement”) with Bonnie Plants, Inc. (“Bonnie”) and its sole shareholder, Alabama Farmers Cooperative (“AFC”), entered into in the second quarter of fiscal 2016, the Company provides marketing, research and development and certain ancillary services to Bonnie for a commission fee earned from the profits of the business and reimbursement of certain costs. The commission fee is calculated as a percentage of growth in actual earnings before interest, income taxes and amortization of the Bonnie business. The commission earned under the Services Agreement is included in the “Net sales” line in the Condensed Consolidated Statements of Operations. Additionally, the Company records costs incurred under the Services Agreement for which the Company is the primary obligor on a gross basis, recognizing such costs in the “Cost of sales” line and the reimbursement of these costs in the “Net sales” line, with no effect on gross profit dollars or net income.
Loans Receivable
In the second quarter of fiscal 2016, the Company provided a term loan to AFC, with Bonnie as guarantor, in the amount of $72.0 million. Loans receivable are carried at outstanding principal amount, and are recognized in the “Other assets” line in the Condensed Consolidated Balance Sheets. Loans receivable are impaired when, based on current information and events, it is probable that the Company will be unable to collect all amounts due according to the contractual terms of the loan agreement. If it is determined that an impairment has occurred, an impairment loss is recognized for the amount by which the carrying value of the asset exceeds the present value of expected future cash flows and classified as “Impairment, restructuring and other charges” within “Operating expenses” in the Condensed Consolidated Statements of Operations.
Interest income is recorded on an accrual basis, and is recognized in the “Other income, net” line in the Condensed Consolidated Statements of Operations. Interest income was $0.4 million for the three and six months ended April 2, 2016.
Long-lived Assets
The Company had noncash investing activities of $3.7 million and $3.3 million during the six months ended April 2, 2016 and March 28, 2015, respectively, representing unpaid liabilities incurred during each period to acquire property, plant and equipment.

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
Leases
In February 2016, the FASB issued an accounting standard update which significantly changes the accounting for leases. This guidance requires lessees to recognize a lease liability for the obligation to make lease payments and a right-of-use asset for the right to use the underlying asset for the lease term. The provisions are effective for the Company’s financial statements no later than the fiscal year beginning October 1, 2019 and require a modified retrospective transition approach for leases that exist or are entered into after the beginning of the earliest comparative period presented in the financial statements. The Company is currently evaluating the impact of this standard on its consolidated results of operations, financial position and cash flows.
Stock Compensation
In March 2016, the FASB issued an accounting standard update that simplifies several aspects of the accounting for employee share-based payment transactions, including the accounting for income taxes, forfeitures, and statutory tax withholding requirements, as well as classification in the statement of cash flows. The provisions are effective prospectively for the Company’s financial statements no later than the fiscal year beginning October 1, 2017. The Company is currently evaluating the impact of this standard on its consolidated results of operations, financial position and cash flows.

NOTE 2. DISCONTINUED OPERATIONS
On April 13, 2016, pursuant to the terms of the Contribution Agreement, the Company completed the contribution of the SLS Business to the Joint Venture in exchange for a minority equity interest of approximately 30% in the Joint Venture. As a result, effective in its second quarter of fiscal 2016, the Company classified its results of operations for all periods presented to reflect the SLS Business as a discontinued operation and classified the assets and liabilities of the SLS Business as held for sale. The Company’s preliminary estimate of the after-tax gain on the contribution, subject to final closing balance sheet and other adjustments including the finalization of the fair value determination of the approximately 30% interest in the Joint Venture, is around $100 million and will be recorded in the third quarter of fiscal 2016 within results from discontinued operations. The Company’s approximately 30% interest in the Joint Venture will be initially recorded at fair value on the transaction date and in subsequent periods will be accounted for using the equity method of accounting, with the Company's proportionate share of Joint Venture earnings reflected in the consolidated statements of operations. In addition, the Company and TruGreen Holdings entered into a limited liability company agreement (the “LLC Agreement”) governing the management of the Joint Venture, as well as certain ancillary agreements including a transition services agreement and an employee leasing agreement. The LLC Agreement provides the Company with minority representation on the board of directors of the Joint Venture.
In connection with the closing of the transactions contemplated by the Contribution Agreement on April 13, 2016, the Joint Venture obtained debt financing and made a pro rata cash distribution of $196.2 million to the Company, partially offset by an $18.0 million investment in second lien term loan financing provided by the Company to the Joint Venture and closing working capital adjustments.
The following table summarizes the results of the SLS Business within discontinued operations for each of the periods presented:

	THREE MONTHS ENDED		SIX MONTHS ENDED
	APRIL 2, 2016	MARCH 28, 2015	APRIL 2, 2016	MARCH 28, 2015
	(In millions)
Net sales	$40.9	$30.5	$92.0	$77.2
Operating costs	55.7	52.8	107.1	98.4
Impairment, restructuring and other	10.6	0.3	13.6	1.4
Other income, net	(0.7)	(0.3)	(1.5)	(1.2)
Loss from discontinued operations before income taxes	(24.7)	(22.3)	(27.2)	(21.4)
Income tax benefit from discontinued operations	(8.7)	(8.0)	(9.7)	(7.7)
Loss from discontinued operations, net of tax	$(16.0)	$(14.3)	$(17.5)	$(13.7)
The following table summarizes the major classes of assets and liabilities of the SLS Business for each of the periods presented are summarized as follows:

	APRIL 2, 2016	MARCH 28, 2015	SEPTEMBER 30, 2015
	(In millions)
Accounts receivable, net	$17.2	$13.5	$33.6
Inventories	13.8	12.0	11.8
Prepaid and other assets	13.1	11.5	8.3
Property, plant and equipment, net	8.4	9.8	9.6
Goodwill and intangible assets, net	156.2	158.5	157.0
Assets held for sale	$208.7	$205.3	$220.3

Current portion of debt	$0.3	$2.8	$2.2
Accounts payable	4.5	5.9	4.8
Other current liabilities	52.1	42.5	29.2
Long-term debt	3.3	3.6	3.5
Other liabilities	1.9	1.8	2.0
Liabilities held for sale	$62.1	$56.6	$41.7

The Condensed Consolidated Statements of Cash Flows do not present the cash flows from discontinued operations separately from cash flows from continuing operations. Cash provided by operating activities from the SLS Business totaled $12.2 million and $19.6 million for the six months ended April 2, 2016 and March 28, 2015, respectively. Cash used in investing activities related to the SLS Business totaled $0.1 million and $21.9 million for the six months ended April 2, 2016 and March 28, 2015, respectively.
NOTE 3. ACQUISITIONS AND INVESTMENTS
Fiscal 2016
In the second quarter of fiscal 2016, the Company entered into definitive agreements with Bonnie and its sole shareholder, AFC, providing for the Company’s participation in Bonnie’s business of planting, growing, developing, manufacturing, distributing, marketing and selling live plants, plant food, fertilizer and potting soil (the “Bonnie Business”). The Company’s participation includes a Term Loan Agreement from the Company to AFC, with Bonnie as guarantor, in the amount of $72.0 million with a fixed coupon rate of 6.95% (the “Term Loan”) as well as a Services Agreement pursuant to which the Company will provide marketing, research and development and certain ancillary services to the Bonnie Business for a commission fee based on the profits of the Bonnie Business and the reimbursement of certain costs. These agreements also include options that provide for either (i) the Company to increase its economic interest in the Bonnie Business or (ii) AFC and Bonnie to repurchase the Company’s economic interest in the Bonnie Business.
On May 2, 2016, the Company completed an acquisition within the Other segment to expand its Canadian growing media operations for an estimated purchase price of $35.0 million, which includes contingent consideration, the payment of which is will depend on the performance of the business through fiscal 2017. The initial purchase price accounting for the acquisition will be determined during the third quarter of fiscal 2016.
Fiscal 2015
On March 30, 2015, the Company acquired the assets of General Hydroponics, Inc. (“General Hydroponics”) and Bio-Organic Solutions, Inc. (“Vermicrop”) for $120.0 million and $15.0 million, respectively. This transaction provides the Company’s Other segment with an additional entry into the indoor and urban gardening market, which is a part of the Company’s long-term growth strategy. General Hydroponics and Vermicrop are leading producers of liquid plant food products, growing media, and accessories for the hydroponics markets. The General Hydroponics purchase price includes non-cash investing activity of $1.0 million representing the deferral of a portion of the purchase price into fiscal 2016, of which $0.5 million was paid in the second quarter of fiscal 2016. The Vermicrop purchase price includes $5.0 million of contingent consideration, which will be paid in Common Shares during fiscal 2016. Additionally, the Vermicrop purchase price was paid in common shares of Scotts Miracle-Gro (“Common Shares”) based on the average share price at the time of payment. The valuation of the acquired assets was determined during the third quarter of fiscal 2015 and included (i) $14.2 million of inventory and accounts receivable, (ii) $5.7 million in fixed assets, (iii) $65.0 million of finite-lived identifiable intangible assets, and (iv) $53.9 million of tax-deductible goodwill. Identifiable intangible assets included tradenames, customer relationships and non-compete arrangements with useful lives ranging between 5 and 26 years. The estimated fair values of the identifiable intangible assets were determined using an income-based approach, which includes market participant expectations of cash flows that an asset will generate over the remaining useful life discounted to present value using an appropriate discount rate. Net sales for General Hydroponics and Vermicrop included within the Other segment for the three and six months ended April 2, 2016 were $14.7 million and $28.2 million, respectively.
During fiscal 2015, the Company completed four acquisitions of growing media operations, two within the U.S. Consumer segment and two within the Other segment, for an aggregate purchase price of $40.2 million. These acquisitions expand the Company’s growing media operations and distribution capabilities within its U.S. Consumer and Other segments. The valuation of the acquired assets for the transactions included (i) $10.1 million in finite-lived identifiable intangible assets, (ii) $11.4 million in fixed assets, (iii) $10.6 million in tax deductible goodwill, and (iv) $9.9 million of inventory and accounts receivable. Identifiable intangible assets include tradenames and customer relationships with useful lives ranging between 7 and 20 years. The estimated fair values of the identifiable intangible assets were determined using an income-based approach, which includes market participant expectations of cash flows that an asset will generate over the remaining useful life discounted to present value using an appropriate discount rate.
The condensed consolidated financial statements include the results of operations for these business combinations from the date of each acquisition.

NOTE 4. IMPAIRMENT, RESTRUCTURING AND OTHER
Activity described herein is classified within the “Impairment, restructuring and other” and the “Loss from discontinued operations, net of tax” lines in the Condensed Consolidated Statements of Operations.
The following table details impairment, restructuring and other for each of the periods presented:

	THREE MONTHS ENDED		SIX MONTHS ENDED
	APRIL 2, 2016	MARCH 28, 2015	APRIL 2, 2016	MARCH 28, 2015
	(In millions)
Restructuring and other from continuing operations	$(47.1)	$4.8	$(40.8)	$13.3
Restructuring and other from discontinued operations	10.6	0.3	13.6	1.4
Total impairment, restructuring and other	$(36.5)	$5.1	$(27.2)	$14.7
The following table summarizes the activity related to liabilities associated with restructuring and other, excluding insurance reimbursement recoveries, during the six months ended April 2, 2016 (in millions):

Amounts reserved for restructuring and other at September 30, 2015	$28.1
Restructuring and other from continuing operations	9.2
Restructuring and other from discontinued operations	13.6
Payments and other	(31.7)
Amounts reserved for restructuring and other at April 2, 2016	$19.2
Included in the restructuring reserves as of April 2, 2016 is $1.9 million that is classified as long-term. Payments against the long-term reserves will be incurred as the employees covered by the restructuring plan retire or through the passage of time. The remaining amounts reserved will continue to be paid out over the course of the next twelve months.
Fiscal 2016
In the first quarter of fiscal 2016, the Company announced a series of initiatives called Project Focus designed to maximize the value of its non-core assets and concentrate its focus on emerging categories of the lawn and garden industry in its core U.S. business. On April 13, 2016, as part of this project, the Company completed the contribution of the SLS Business to the Joint Venture. As a result, effective in its second quarter of fiscal 2016, the Company classified its results of operations for all periods presented to reflect the SLS Business as a discontinued operation and classified the assets and liabilities of the SLS Business as held for sale. Refer to “NOTE 2: DISCONTINUED OPERATIONS” for more information. During the three and six months ended April 2, 2016, the Company recognized $9.0 million for the resolution of a prior SLS Business litigation matter, as well as $1.6 million and $4.4 million, respectively, in transaction related costs associated with the divestiture of the SLS Business within the “Loss from discontinued operations, net of tax” line in the Condensed Consolidated Statements of Operations. In addition, during the three and six months ended April 2, 2016, the Company recognized $1.7 million and $2.6 million, respectively, in costs related to other transaction activity within the “Impairment, restructuring and other” line in the Condensed Consolidated Statements of Operations.
During the third quarter of fiscal 2015, the Company’s U.S. Consumer segment began experiencing an increase in certain consumer complaints related to the reformulated Bonus S® fertilizer product sold in the southeastern United States during fiscal 2015 indicating customers were experiencing damage to their lawns after application. During the three and six months ended April 2, 2016, the Company recognized $1.0 million and $6.4 million, respectively, in costs related to resolving these consumer complaints and the recognition of costs the Company expects to incur for current and expected consumer claims. Costs incurred to date since the inception of this matter, excluding insurance reimbursement recoveries, are $73.7 million. The Company is working through the claims process with its insurers with respect to these costs, and has received reimbursement payments of $54.9 million through the second quarter of fiscal 2016, including $10.0 million and $35.0 million received during the three and six months ended April 2, 2016, respectively. The Company recorded offsetting insurance reimbursement recoveries upon resolution of the insurer’s review of claim documentation in the amount of $4.9 million in the fourth quarter of fiscal 2015 and $50.0 million in the second quarter of fiscal 2016. During the three and six months ended April 2, 2016, the Company paid $5.9 million and $19.1 million, respectively, to the third party administrator of the consumer claims to pay for lawn repairs.
Fiscal 2015
During the three and six months ended March 28, 2015, the Company recognized $5.1 million and $14.7 million, respectively, in restructuring costs related to termination benefits provided to U.S. and international personnel as part of the Company’s restructuring of its U.S. administrative and overhead functions and the continuation of the international profitability improvement initiative. These restructuring charges included $0.7 million and $4.3 million of costs related to the acceleration of equity compensation expense for the three and six months ended March 28, 2015, respectively.
NOTE 5. INVENTORIES
Inventories consisted of the following for each of the periods presented:

	APRIL 2, 2016	MARCH 28, 2015	SEPTEMBER 30, 2015
	(In millions)
Finished goods	$419.2	$385.6	$218.9
Work-in-process	50.4	49.0	48.3
Raw materials	150.0	149.5	128.6
Total inventories	$619.6	$584.1	$395.8

Adjustments to reflect inventories at net realizable values were $21.2 million at April 2, 2016, $20.2 million at March 28, 2015 and $17.8 million at September 30, 2015.
NOTE 6. MARKETING AGREEMENT
The Scotts Company LLC (“Scotts LLC”) and Monsanto are parties to the Marketing Agreement, pursuant to which the Company has served, since its 1998 fiscal year, as Monsanto’s exclusive agent for the marketing and distribution of consumer Roundup® herbicide products (with additional rights to new products containing glyphosate or other similar non-selective herbicides) in the consumer lawn and garden market. Under the terms of the Marketing Agreement, the Company is entitled to receive an annual commission from Monsanto as consideration for the performance of the Company’s duties as agent. The annual gross commission under the Marketing Agreement is calculated as a percentage of the actual earnings before interest and income taxes of the consumer Roundup® business in the markets covered by the Marketing Agreement subject to the achievement of annual earnings thresholds. The Marketing Agreement also requires the Company to make annual payments of $20.0 million to Monsanto as a contribution against the overall expenses of the consumer Roundup® business. From 1998 until May 15, 2015, the Marketing Agreement covered the United States and other specified countries, including Australia, Austria, Belgium, Canada, France, Germany, the Netherlands and the United Kingdom. On May 15, 2015, the territories were expanded to cover additional countries as outlined below.
In consideration for the rights granted to the Company under the Marketing Agreement in 1998, the Company paid a marketing fee of $32 million to Monsanto. The Company deferred this amount on the basis that the payment will provide a future benefit through commissions that will be earned under the Marketing Agreement. The economic useful life over which the marketing fee is being amortized is twenty years, with a remaining unamortized amount of $2.0 million and remaining amortization period of less than three years as of April 2, 2016.
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

◦
eliminates Monsanto’s termination rights for a regional performance default, a change of significant ownership of the Company or an uncured or incurable egregious injury (as each is defined in the Marketing Agreement); and

◦
eliminates Monsanto’s termination rights in connection with a change in control of the Company or Scotts Miracle-Gro as long as the Company has determined, in its reasonable commercial opinion, that the acquirer can and will fully perform the duties and obligations of the Company under the Marketing Agreement.

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

Under the terms of the Marketing Agreement, the Company performs certain functions, primarily manufacturing conversion services (in North America), distribution and logistics, and selling and marketing support, on behalf of Monsanto in the conduct of the consumer Roundup® business. The actual costs incurred for these activities are charged to and reimbursed by Monsanto. The Company records costs incurred under the Marketing Agreement for which the Company is the primary obligor on a gross basis, recognizing such costs in the “Cost of sales” line and the reimbursement of these costs in the “Net sales” line in the Condensed Consolidated Statements of Operations, with no effect on gross profit dollars or net income.
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

	THREE MONTHS ENDED		SIX MONTHS ENDED
	APRIL 2, 2016	MARCH 28, 2015	APRIL 2, 2016	MARCH 28, 2015
	(In millions)
Gross commission	$54.9	$32.5	$54.9	$32.5
Contribution expenses	(5.0)	(5.0)	(10.0)	(10.0)
Amortization of marketing fee	(0.2)	(0.2)	(0.4)	(0.4)
Net commission	49.7	27.3	44.5	22.1
Reimbursements associated with Marketing Agreement	22.8	18.2	36.8	35.5
Total net sales associated with Marketing Agreement	$72.5	$45.5	$81.3	$57.6
NOTE 7. DEBT
The components of long-term debt are as follows:

	APRIL 2, 2016	MARCH 28, 2015	SEPTEMBER 30, 2015
	(In millions)
Credit Facilities:
Revolving loans	$1,075.0	$998.9	$816.3
Term loans	296.3	—	—
Senior Notes – 6.625%	—	200.0	200.0
Senior Notes – 6.000%	400.0	—	—
Master Accounts Receivable Purchase Agreement	166.7	301.3	122.3
Other	29.7	22.6	19.0
	1,967.7	1,522.8	1,157.6
Less current portions	202.9	315.3	132.6
Long-term debt	$1,764.8	$1,207.5	$1,025.0
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
Under the terms of the new credit agreement, loans bear interest, at the Company’s election, at a rate per annum equal to either the ABR or Adjusted LIBO Rate (both as defined in the new credit agreement) plus the applicable margin. The new credit facilities are guaranteed by substantially all of the Company’s domestic subsidiaries, and are secured by (i) a perfected first priority security interest in all of the accounts receivable, inventory and equipment of the Company and the Company’s domestic subsidiaries that are guarantors and (ii) the pledge of all of the capital stock of the Company’s domestic subsidiaries that are guarantors.
At April 2, 2016, the Company had letters of credit outstanding in the aggregate principal amount of $28.2 million, and $496.8 million of availability under the new credit agreement, subject to the Company’s continued compliance with the covenants discussed below. The weighted average interest rates on average borrowings under the new credit agreement and the former credit facility were 3.7% and 3.9% for the six months ended April 2, 2016 and March 28, 2015, respectively.
The new credit agreement contains, among other obligations, an affirmative covenant regarding the Company’s leverage ratio on the last day of each quarter calculated as average total indebtedness, divided by the Company’s earnings before interest, taxes, depreciation and amortization (“EBITDA”), as adjusted pursuant to the terms of the new credit facilities (“Adjusted EBITDA”). The maximum leverage ratio was 4.50 as of April 2, 2016. The Company’s leverage ratio was 2.45 at April 2, 2016. The new credit agreement also includes an affirmative covenant regarding its interest coverage ratio. The interest coverage ratio is calculated as Adjusted EBITDA divided by interest expense, as described in the new credit agreement, and excludes costs related to refinancings. The minimum interest coverage ratio was 3.00 for the twelve months ended April 2, 2016. The Company’s interest coverage ratio was 9.72 for the twelve months ended April 2, 2016. The new credit agreement allows the Company to make unlimited restricted payments (as defined in the new credit agreement), including increased or one-time dividend payments and Common Share repurchases, as long as the leverage ratio resulting from the making of such restricted payments is 4.00 or less. Otherwise the Company may only make restricted payments in an aggregate amount for each fiscal year not to exceed the amount set forth in the new credit agreement for such fiscal year ($175.0 million for 2016 and 2017 and $200.0 million for 2018 and in each fiscal year thereafter).
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
Senior Notes - 6.000%
On October 13, 2015, Scotts Miracle-Gro issued $400.0 million aggregate principal amount of 6.000% senior notes due 2023 (the “6.000% Senior Notes”). The net proceeds of the offering were used to repay outstanding borrowings under the former credit facility. The 6.000% Senior Notes represent general unsecured senior obligations and rank equal in right of payment with the Company’s existing and future unsecured senior debt. The 6.000% Senior Notes have interest payment dates of April 15 and October 15 of each year. The 6.000% Senior Notes may be redeemed, in whole or in part, on or after October 15, 2018 at applicable redemption premiums. The 6.000% Senior Notes contain customary covenants and events of default and mature on October 15, 2023. Substantially all of Scotts Miracle-Gro’s domestic subsidiaries serve as guarantors of the 6.000% Senior Notes.
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
On March 23, 2016, Scotts Miracle-Gro and Scotts LLC entered into a Waiver and First Amendment to the MARP Agreement in the following significant respects: (1) to include subsidiaries and affiliates of the approved debtors into the definition of approved debtors; (2) to require Scotts LLC to repurchase all receivables (including any defaulted receivables) from the banks on each settlement date; and (3) to provide the administrative agent and the banks with full recourse to Scotts LLC in case of non-payment of any purchased receivable on the maturity date thereof, regardless of the reason for such non-payment. Under the terms of the amended MARP Agreement, the banks have the opportunity to purchase those accounts receivable offered by the Company at a discount (from the agreed base value thereof) effectively equal to the one-week LIBOR plus 0.95%.
The Company accounts for the sale of receivables under the MARP Agreement (as amended) as short-term debt and continues to carry the receivables on its Condensed Consolidated Balance Sheet, primarily as a result of the Company’s requirement to repurchase receivables sold. There were $166.7 million and $301.3 million in borrowings or receivables pledged as collateral under the MARP Agreement as of April 2, 2016 and March 28, 2015, respectively. The carrying value of the receivables pledged as collateral was $208.4 million as of April 2, 2016 and $376.7 million as of March 28, 2015. As of April 2, 2016, there was $233.3 million of availability under the MARP Agreement.
Interest Rate Swap Agreements
The Company has outstanding interest rate swap agreements with major financial institutions that effectively convert a portion of the Company’s variable-rate debt to a fixed rate. The swap agreements had a total U.S. dollar equivalent notional amount of $1,250.0 million at April 2, 2016 and $1,300.0 million at March 28, 2015 and September 30, 2015. Interest payments made between the effective date and expiration date are hedged by the swap agreements, except as noted below. The notional amount, effective date, expiration date and rate of each of these swap agreements are shown in the table below.

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
6.000% Senior Notes
The fair value of the 6.000% Senior Notes can be determined based on the trading of the 6.000% Senior Notes in the open market. The difference between the carrying value and the fair value of the 6.000% Senior Notes represents the premium or discount on that date. Based on the trading value on or around April 2, 2016, the fair value of the 6.000% Senior Notes was approximately $423.0 million. The fair value measurement for the 6.000% Senior Notes was classified in Level 1 of the fair value hierarchy.

Accounts Receivable Pledged
The interest rate on the short-term debt associated with accounts receivable pledged under the MARP Agreement fluctuates with the applicable LIBOR rate and thus the carrying value is a reasonable estimate of fair value. The fair value measurement for the MARP Agreement was classified in Level 2 of the fair value hierarchy.
Weighted Average Interest Rate
The weighted average interest rates on the Company’s debt were 4.6% and 4.4% for the six months ended April 2, 2016 and March 28, 2015, respectively. The increase in the weighted average interest rate is due to the higher proportion of long-term fixed-rate borrowing in the Company’s debt mix in fiscal 2016.
NOTE 8. RETIREMENT AND RETIREE MEDICAL PLANS
The following summarizes the components of net periodic benefit cost for the retirement and retiree medical plans sponsored by the Company:

	THREE MONTHS ENDED
	APRIL 2, 2016			MARCH 28, 2015
	U.S. Pension	International Pension	U.S. Medical	U.S. Pension	International Pension	U.S. Medical
	(In millions)
Service cost	$—	$0.3	$0.1	$—	$0.4	$0.1
Interest cost	1.1	1.7	0.2	1.0	1.9	0.3
Expected return on plan assets	(1.3)	(2.0)	—	(1.4)	(2.4)	—
Net amortization	0.5	0.4	(0.2)	0.8	0.4	—
Net periodic benefit cost	$0.3	$0.4	$0.1	$0.4	$0.3	$0.4

	SIX MONTHS ENDED
	APRIL 2, 2016			MARCH 28, 2015
	U.S. Pension	International Pension	U.S. Medical	U.S. Pension	International Pension	U.S. Medical
	(In millions)
Service cost	$—	$0.6	$0.2	$—	$0.7	$0.2
Interest cost	2.2	3.4	0.5	2.0	3.8	0.6
Expected return on plan assets	(2.5)	(4.0)	—	(2.7)	(4.7)	—
Net amortization	0.9	0.8	(0.5)	1.6	0.9	—
Net periodic benefit cost	$0.6	$0.8	$0.2	$0.9	$0.7	$0.8
NOTE 9. SHAREHOLDERS’ EQUITY
During the six months ended April 2, 2016, Scotts Miracle-Gro repurchased 0.7 million of its Common Shares for $42.8 million pursuant to the $500.0 million share repurchase program approved by the Scotts Miracle-Gro Board of Directors in August 2014. The program allows for repurchases of Common Shares over a five-year period starting November 1, 2014 through September 30, 2019. From the inception of this share repurchase program in the fourth quarter of fiscal 2014 through April 2, 2016, Scotts Miracle-Gro has repurchased approximately 0.9 million Common Shares for $57.6 million.

As of April 2, 2016 the equity attributable to noncontrolling interest was $12.5 million compared to $12.4 million as of September 30, 2015. The $0.1 million change is due to net earnings from the Company's investment in AeroGrow.
Share-Based Awards
The following is a summary of the share-based awards granted during the periods indicated:

	SIX MONTHS ENDED
	APRIL 2, 2016	MARCH 28, 2015
Employees
Stock options	444,890	420,047
Restricted stock units	70,594	52,091
Performance units	56,315	78,352
Board of Directors
Deferred stock units	26,560	27,282
Total share-based awards	598,359	577,772

Aggregate fair value at grant dates (in millions)	$16.0	$14.8
Total share-based compensation was as follows for each of the periods presented:

	THREE MONTHS ENDED		SIX MONTHS ENDED
	APRIL 2, 2016	MARCH 28, 2015	APRIL 2, 2016	MARCH 28, 2015
	(In millions)
Share-based compensation	$9.1	$7.2	$11.3	$9.3
Tax benefit recognized	3.5	2.7	4.3	3.5

As of April 2, 2016, total unrecognized compensation cost related to non-vested share-based awards amounted to $15.1 million. This cost is expected to be recognized over a weighted-average period of 2.0 years. The tax benefit realized from the tax deductions associated with the exercise of share-based awards and the vesting of restricted stock totaled $4.2 million for the six months ended April 2, 2016.
Stock Options
Aggregate stock option activity consisted of the following (options in millions):

	No. of Options	WTD. Avg. Exercise Price
Awards outstanding at September 30, 2015	1.8	$44.38
Granted	0.4	68.68
Exercised	(0.2)	38.13
Forfeited	—	—
Awards outstanding at April 2, 2016	2.0	50.51
Exercisable	1.1	38.25

At April 2, 2016, the Company expects 0.8 million of the remaining unexercisable stock options (after forfeitures), with a weighted-average exercise price of $66.34, intrinsic value of $5.5 million and average remaining term of 9.4 years, to vest in the future. The following summarizes certain information pertaining to stock option awards outstanding and exercisable at April 2, 2016 (options in millions):

	Awards Outstanding			Awards Exercisable
Range of Exercise Price	No. of Options	WTD. Avg. Remaining Life	WTD. Avg. Exercise Price	No. of Options	WTD. Avg. Remaining Life	WTD. Avg. Exercise Price
$20.59 – $20.59	0.3	2.51	$20.59	0.3	2.51	$20.59
$30.07 – $36.86	0.2	1.45	36.20	0.2	1.45	36.20
$38.81 – $49.19	0.6	4.67	45.25	0.6	4.67	45.25
$63.43 – $68.68	0.9	9.35	66.21	—	—	—
	2.0	6.10	$50.51	1.1	3.57	$38.25

     The intrinsic value of the stock option awards outstanding and exercisable at April 2, 2016 were as follows:

(In millions)
Outstanding	$44.2
Exercisable	38.4

The grant date fair value of stock option awards is estimated using a binomial model and the assumptions in the following table. Expected market price volatility is based on implied volatilities from traded options on Common Shares and historical volatility specific to the Common Shares. Historical data, including demographic factors impacting historical exercise behavior, is used to estimate stock option exercises and employee terminations within the valuation model. The risk-free rate for periods within the contractual life (normally ten years) of the stock option is based on the U.S. Treasury yield curve in effect at the time of grant. The expected life of stock options is based on historical experience and expectations for grants outstanding. The weighted average assumptions for awards granted during the six months ended April 2, 2016 are as follows:

Expected market price volatility	25.5%
Risk-free interest rates	1.5%
Expected dividend yield	2.7%
Expected life of stock options in years	6.02
Estimated weighted-average fair value per stock option	$12.33
Restricted share-based awards
Restricted share-based award activity (including restricted stock, restricted stock units and deferred stock units) was as follows:

	No. of Shares	WTD. Avg. Grant Date Fair Value per Share
Awards outstanding at September 30, 2015	381,509	$57.22
Granted	97,154	68.81
Vested	(154,570)	47.05
Forfeited	(9,228)	57.45
Awards outstanding at April 2, 2016	314,865	60.25

For the six months ended April 2, 2016, the total fair value of restricted stock units vested was $7.9 million.

Performance-based awards
Performance-based award activity was as follows:

	No. of Units	WTD. Avg. Grant Date Fair Value per Unit
Awards outstanding at September 30, 2015	339,224	$54.86
Granted	56,315	68.68
Vested	(128,941)	45.06
Forfeited	—	—
Awards outstanding at April 2, 2016	266,598	62.52
NOTE 10. INCOME TAXES
The effective tax rate related to continuing operations for the six months ended April 2, 2016 was 35.5%, compared to 36.0% for the six months ended March 28, 2015. The effective tax rate used for interim reporting purposes is based on management’s best estimate of factors impacting the effective tax rate for the full fiscal year. There can be no assurance that the effective tax rate estimated for interim financial reporting purposes will approximate the effective tax rate determined at fiscal year end.
Scotts Miracle-Gro or one of its subsidiaries files income tax returns in the U.S. federal jurisdiction and various state, local and foreign jurisdictions. Subject to the following exceptions, the Company is no longer subject to examination by these tax authorities for fiscal years prior to 2012. The Company is currently under examination by the Internal Revenue Service and certain foreign and U.S. state and local tax authorities. The U.S. federal examination is limited to fiscal years 2011 and 2012. With respect to foreign jurisdictions, a German audit is currently ongoing covering fiscal years 2009 through 2012. In regard to the multiple U.S. state and local audits, the tax periods under examination are limited to fiscal years 2008 through 2013. In addition to the aforementioned audits, certain other tax deficiency notices and refund claims for previous years remain unresolved.
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
Regulatory Matters
At April 2, 2016, $5.6 million was accrued in the “Other liabilities” line in the Condensed Consolidated Balance Sheets for environmental actions, the majority of which are for site remediation. The amounts accrued are believed to be adequate to cover such known environmental exposures based on current facts and estimates of likely outcomes. Although it is reasonably possible that the costs to resolve such known environmental exposures will exceed the amounts accrued, any variation from accrued amounts is not expected to be material.

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
Exchange Rate Risk Management
The Company uses currency forward contracts to manage the exchange rate risk associated with intercompany loans with foreign subsidiaries that are denominated in local currencies. At April 2, 2016, the notional amount of outstanding currency forward contracts was $54.3 million, with a negative fair value of $0.2 million. At March 28, 2015, the notional amount of outstanding currency forward contracts was $147.2 million, with a negative fair value of $0.2 million. At September 30, 2015, the notional amount of outstanding currency forward contracts was $52.3 million, with a negative fair value of $0.7 million. The fair value of currency forward contracts is determined using forward rates in commonly quoted intervals for the full term of the contracts. The outstanding contracts will mature over the next fiscal year.
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
The Company has outstanding interest rate swap agreements with major financial institutions that effectively convert a portion of the Company’s variable-rate debt to a fixed rate. The swap agreements had a total U.S. dollar equivalent notional amount of

$1,250.0 million at April 2, 2016 and $1,300.0 million at March 28, 2015 and September 30, 2015. Refer to “NOTE 7. DEBT” for the terms of the swap agreements outstanding at April 2, 2016. Included in the AOCI balance at April 2, 2016 was a loss of $3.0 million related to interest rate swap agreements that is expected to be reclassified to earnings during the next twelve months, consistent with the timing of the underlying hedged transactions.
Commodity Price Risk Management
The Company enters into hedging arrangements designed to fix the price of a portion of its projected future urea requirements. The contracts are designated as hedges of the Company’s exposure to future cash flow fluctuations associated with the cost of urea. The objective of the hedges is to mitigate the earnings and cash flow volatility attributable to the risk of changing prices. Since the contracts have been designated as hedging instruments, unrealized gains or losses resulting from adjusting these contracts to fair value are recorded as elements of AOCI within the Condensed Consolidated Balance Sheets. Realized gains or losses remain as a component of AOCI until the related inventory is sold. Upon sale of the underlying inventory, the gain or loss is reclassified to cost of sales. Included in the AOCI balance at April 2, 2016 was a loss of $0.5 million related to urea derivatives that is expected to be reclassified to earnings during the next twelve months, consistent with the timing of the underlying hedged transactions.
The Company also uses derivatives to partially mitigate the effect of fluctuating diesel costs on operating results. These financial instruments are carried at fair value within the Condensed Consolidated Balance Sheets. Changes in the fair value of derivative contracts that qualify for hedge accounting are recorded in AOCI except for any ineffective portion of the change in fair value, which is immediately recorded in earnings. The effective portion of the change in fair value remains as a component of AOCI until the related fuel is consumed, at which time the accumulated gain or loss on the derivative contract is reclassified to cost of sales. Changes in the fair value of derivatives that do not qualify for hedge accounting are recorded as an element of cost of sales. At April 2, 2016, there were no amounts included within AOCI.
The Company had the following outstanding commodity contracts that were entered into to hedge forecasted purchases:

COMMODITY	APRIL 2, 2016	MARCH 28, 2015	SEPTEMBER 30, 2015
Urea	21,000 tons	21,000 tons	52,500 tons
Diesel	5,922,000 gallons	4,998,000 gallons	5,250,000 gallons
Heating Oil	1,974,000 gallons	5,754,000 gallons	2,772,000 gallons
Fair Values of Derivative Instruments
The fair values of the Company’s derivative instruments were as follows:

		ASSETS / (LIABILITIES)
DERIVATIVES DESIGNATED AS HEDGING INSTRUMENTS		APRIL 2, 2016	MARCH 28, 2015	SEPTEMBER 30, 2015
	BALANCE SHEET LOCATION	FAIR VALUE
		(In millions)
Interest rate swap agreements	Other assets	$—	$0.1	$—
	Other current liabilities	(5.8)	(9.9)	(8.8)
	Other liabilities	(5.1)	(5.0)	(4.6)
Commodity hedging instruments	Other current liabilities	(0.7)	(0.6)	(1.3)
Total derivatives designated as hedging instruments		$(11.6)	$(15.4)	$(14.7)

DERIVATIVES NOT DESIGNATED AS HEDGING INSTRUMENTS	BALANCE SHEET LOCATION
Currency forward contracts	Other current liabilities	$(0.2)	$(0.2)	$(0.7)
Commodity hedging instruments	Other current liabilities	(3.8)	(6.1)	(3.2)
Total derivatives not designated as hedging instruments		(4.0)	(6.3)	(3.9)
Total derivatives		$(15.6)	$(21.7)	$(18.6)

The effect of derivative instruments on AOCI and the Condensed Consolidated Statements of Operations was as follows:

DERIVATIVES IN CASH FLOW HEDGING RELATIONSHIPS	AMOUNT OF GAIN / (LOSS) RECOGNIZED IN AOCI
	THREE MONTHS ENDED		SIX MONTHS ENDED
	APRIL 2, 2016	MARCH 28, 2015	APRIL 2, 2016	MARCH 28, 2015
	(In millions)
Interest rate swap agreements	$(2.6)	$(3.0)	$(0.9)	$(4.7)
Commodity hedging instruments	(0.3)	(1.0)	(0.7)	(0.4)
Total	$(2.9)	$(4.0)	$(1.6)	$(5.1)

DERIVATIVES IN CASH FLOW HEDGING RELATIONSHIPS	RECLASSIFIED FROM AOCI INTO STATEMENT OF OPERATIONS	AMOUNT OF GAIN / (LOSS)
		THREE MONTHS ENDED		SIX MONTHS ENDED
		APRIL 2, 2016	MARCH 28, 2015	APRIL 2, 2016	MARCH 28, 2015
		(In millions)
Interest rate swap agreements	Interest expense	$(2.2)	$(2.5)	$(3.2)	$(3.5)
Commodity hedging instruments	Cost of sales	(0.6)	0.1	(0.4)	0.1
Total		$(2.8)	$(2.4)	$(3.6)	$(3.4)

DERIVATIVES NOT DESIGNATED AS HEDGING INSTRUMENTS	RECOGNIZED IN STATEMENT OF OPERATIONS	AMOUNT OF GAIN / (LOSS)
		THREE MONTHS ENDED		SIX MONTHS ENDED
		APRIL 2, 2016	MARCH 28, 2015	APRIL 2, 2016	MARCH 28, 2015
		(In millions)
Currency forward contracts	Other income, net	$(0.3)	$2.1	$(1.1)	$5.2
Commodity hedging instruments	Cost of sales	(1.0)	(1.5)	(4.3)	(8.7)
Total		$(1.3)	$0.6	$(5.4)	$(3.5)
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
Other
Other consists of investment securities in non-qualified retirement plan assets. These securities are valued using observable market prices in active markets and are classified within Level 1 of the valuation hierarchy.
The following table presents the Company’s financial assets and liabilities measured at fair value on a recurring basis at April 2, 2016:

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Unobservable Inputs (Level 3)	Total
	(In millions)
Assets
Cash equivalents	$22.6	$—	$—	$22.6
Other	11.1	—	—	11.1
Total	$33.7	$—	$—	$33.7
Liabilities
Derivatives
Interest rate swap agreements	$—	$(10.9)	$—	$(10.9)
Currency forward contracts	—	(0.2)	—	(0.2)
Commodity hedging instruments	—	(4.5)	—	(4.5)
Total	$—	$(15.6)	$—	$(15.6)
The following table presents the Company’s financial assets and liabilities measured at fair value on a recurring basis at March 28, 2015:

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Unobservable Inputs (Level 3)	Total
	(In millions)
Assets
Cash equivalents	$17.8	$—	$—	$17.8
Derivatives
Interest rate swap agreements	—	0.1	—	0.1
Other	10.5	—	—	10.5
Total	$28.3	$0.1	$—	$28.4
Liabilities
Derivatives
Interest rate swap agreements	$—	$(14.9)	$—	$(14.9)
Currency forward contracts	—	(0.2)	—	(0.2)
Commodity hedging instruments	—	(6.7)	—	(6.7)
Total	$—	$(21.8)	$—	$(21.8)

The following table presents the Company’s financial assets and liabilities measured at fair value on a recurring basis at September 30, 2015:

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Unobservable Inputs (Level 3)	Total
	(In millions)
Assets
Cash equivalents	$28.6	$—	$—	$28.6
Other	8.9	—	—	8.9
Total	$37.5	$—	$—	$37.5
Liabilities
Derivatives
Interest rate swap agreements	$—	$(13.4)	$—	$(13.4)
Currency forward contracts	—	(0.7)	—	(0.7)
Commodity hedging instruments	—	(4.5)	—	(4.5)
Total	$—	$(18.6)	$—	$(18.6)
NOTE 14. SEGMENT INFORMATION
The Company divides its business into three reportable segments: U.S. Consumer, Europe Consumer and Other. These segments differ from those used in prior periods due to the change in internal organization structure associated with Project Focus, which is a series of initiatives announced in the first quarter of fiscal 2016 designed to maximize the value of the Company’s non-core assets and concentrate its focus on emerging categories of the lawn and garden industry in its core U.S. business. On April 13, 2016, as part of this project, the Company completed the contribution of the SLS Business to a newly formed subsidiary of TruGreen Holdings in exchange for a minority equity interest of approximately 30% in the Joint Venture. As a result, effective in its second quarter of fiscal 2016, the Company classified its results of operations for all periods presented to reflect the SLS Business as a discontinued operation and classified the assets and liabilities of the SLS Business as held for sale. The prior period amounts have been reclassified to conform with the new segments. This division of reportable segments is consistent with how the segments report to and are managed by the chief operating decision maker of the Company.
U.S. Consumer consists of the Company’s consumer lawn and garden business located in the geographic United States. Europe Consumer consists of the Company’s consumer lawn and garden business located in geographic Europe. Other consists of the Company’s consumer lawn and garden businesses in geographies other than the U.S. and Europe, the Company’s indoor, urban and hydroponics gardening business, and revenues and expenses associated with the Company’s supply agreements with Israel Chemicals, Ltd. Corporate consists of general and administrative expenses and certain other income/expense items not allocated to the business segments.
Segment performance is evaluated based on several factors, including income (loss) from continuing operations before amortization, impairment, restructuring and other charges, which is not a GAAP measure. Senior management uses this measure of operating profit (loss) to evaluate segment performance because the Company believes this measure is most indicative of performance trends and the overall earnings potential of each segment.

The following tables present summarized financial information concerning the Company’s reportable segments for the periods indicated:

	THREE MONTHS ENDED		SIX MONTHS ENDED
	APRIL 2, 2016	MARCH 28, 2015	APRIL 2, 2016	MARCH 28, 2015
	(In millions)
Net sales:
U.S. Consumer	$1,039.7	$893.2	$1,152.9	$990.4
Europe Consumer	115.0	118.1	140.7	150.6
Other	90.5	60.5	146.1	100.3
Consolidated	$1,245.2	$1,071.8	$1,439.7	$1,241.3
Income from continuing operations before income taxes:
U.S. Consumer	$336.0	$250.6	$281.8	$192.0
Europe Consumer	21.6	20.7	12.4	8.9
Other	4.6	0.9	5.1	(2.5)
Segment total	362.2	272.2	299.3	198.4
Corporate	(35.7)	(32.7)	(60.1)	(53.9)
Intangible asset amortization	(4.3)	(3.1)	(8.2)	(6.5)
Impairment, restructuring and other	47.0	(4.8)	40.5	(13.3)
Costs related to refinancing	—	—	(8.8)	—
Interest expense	(19.1)	(15.0)	(35.4)	(24.7)
Consolidated	$350.1	$216.6	$227.3	$100.0

	APRIL 2, 2016	MARCH 28, 2015	SEPTEMBER 30, 2015
	(In millions)
Total assets:
U.S. Consumer	$2,636.0	$2,113.4	$1,622.5
Europe Consumer	322.6	327.7	217.9
Other	367.8	225.0	324.1
Corporate	150.5	138.4	142.4
Assets held for sale	208.7	205.3	220.3
Consolidated	$3,685.6	$3,009.8	$2,527.2

NOTE 15. FINANCIAL INFORMATION FOR SUBSIDIARY GUARANTORS AND NON-GUARANTORS
The 6.000% Senior Notes were issued on October 13, 2015 and are guaranteed by certain of the Company’s domestic subsidiaries and, therefore, the Company reports condensed consolidating financial information in accordance with SEC Regulation S-X Rule 3-10, Financial Statements of Guarantors and Issuers of Guaranteed Securities Registered or Being Registered. On January 15, 2014 and December 15, 2015, Scotts Miracle-Gro redeemed, respectively, all of its outstanding $200.0 million aggregate principal amount of 7.25% Senior Notes and $200.0 million aggregate principal amount of 6.625% Senior Notes, each of which were previously guaranteed by certain of its domestic subsidiaries. The guarantees are “full and unconditional,” as those terms are used in Regulation S-X Rule 3-10, except that a subsidiary’s guarantee will be released in certain customary circumstances, such as (1) upon any sale or other disposition of all or substantially all of the assets of the subsidiary (including by way of merger or consolidation) to any person other than Scotts Miracle-Gro or any “restricted subsidiary” under the indenture governing the 6.00% Senior Notes; (2) if the subsidiary merges with and into Scotts Miracle-Gro, with Scotts Miracle-Gro surviving such merger; (3) if the subsidiary is designated an “unrestricted subsidiary” in accordance with the indenture governing the 6.000% Senior Notes or otherwise ceases to be a “restricted subsidiary” (including by way of liquidation or dissolution) in a transaction permitted by such indenture; (4) upon legal or covenant defeasance; (5) at the election of Scotts Miracle-Gro following the subsidiary’s release as a guarantor under the new credit agreement, except a release by or as a result of the repayment of the new credit agreement; or (6) if the subsidiary ceases to be a “restricted subsidiary” and the subsidiary is not otherwise required to provide a guarantee of the 6.000% Senior Notes pursuant to the indenture governing the 6.000% Senior Notes. HGCI, Inc. and GenSource, Inc. were added as guarantors effective in the three month period ending January 2, 2016 and have been classified as Guarantors for all periods presented. HGCI, Inc. and GenSource, Inc. did not have any activity for the second quarter of 2015.
The following 100% directly or indirectly owned subsidiaries fully and unconditionally guarantee at April 2, 2016 the 6.000% Senior Notes on a joint and several basis: EG Systems, Inc.; Gutwein & Co., Inc.; Hyponex Corporation; Miracle-Gro Lawn Products, Inc.; OMS Investments, Inc.; Rod McLellan Company; Sanford Scientific, Inc.; Scotts Temecula Operations, LLC; Scotts Manufacturing Company; Scotts Products Co.; Scotts Professional Products Co.; Scotts-Sierra Investments LLC; SMG Growing Media, Inc.; Swiss Farms Products, Inc.; SMGM LLC; SLS Franchise Systems LLC; The Scotts Company LLC; The Hawthorne Gardening Company; Hawthorne Hydroponics LLC; HGCI, Inc.; and GenSource, Inc. (collectively, the “Guarantors”).
The following information presents Condensed Consolidating Statements of Operations for the three and six months ended April 2, 2016 and March 28, 2015, Condensed Consolidating Statements of Comprehensive Income (Loss) for the three and six months ended April 2, 2016 and March 28, 2015, Condensed Consolidating Statements of Cash Flows for the six months ended April 2, 2016 and March 28, 2015, and Condensed Consolidating Balance Sheets as of April 2, 2016, March 28, 2015 and September 30, 2015. The condensed consolidating financial information presents, in separate columns, financial information for: Scotts Miracle-Gro on a Parent-only basis, carrying its investment in subsidiaries under the equity method; Guarantors on a combined basis, carrying their investments in subsidiaries which do not guarantee the debt (collectively, the “Non-Guarantors”) under the equity method; Non-Guarantors on a combined basis; and eliminating entries. The eliminating entries primarily reflect intercompany transactions, such as interest expense, accounts receivable and payable, short and long-term debt, and the elimination of equity investments, return on investments and income in subsidiaries. Because the Parent is obligated to pay the unpaid principal amount and interest on all amounts borrowed by the Guarantors or Non-Guarantors under the credit facility (and was obligated to pay the unpaid principal amount and interest on all amounts borrowed by the Guarantors and Non-Guarantors under the previous senior secured five-year revolving loan facility), the borrowings and related interest expense for the loans outstanding of the Guarantors and Non-Guarantors are also presented in the accompanying Parent-only financial information, and are then eliminated. Included in the Parent Condensed Consolidating Statement of Cash Flows for the six months ended April 2, 2016 and March 28, 2015 are $313.8 million and $76.3 million, respectively, of dividends paid by the Guarantors and Non-Guarantors to the Parent representing return on investments and as such are classified within cash flows from operating activities.

THE SCOTTS MIRACLE-GRO COMPANY
Condensed Consolidating Statement of Operations
for the three months ended April 2, 2016
(In millions)
(Unaudited)

	Parent	Subsidiary Guarantors	Non- Guarantors	Eliminations/ Consolidations	Consolidated
Net sales	$—	$1,069.0	$176.2	$—	$1,245.2
Cost of sales	—	605.2	118.3	—	723.5
Cost of sales—impairment, restructuring and other	—	0.1	—	—	0.1
Gross profit	—	463.7	57.9	—	521.6
Operating expenses:
Selling, general and administrative	—	162.6	37.9	0.4	200.9
Impairment, restructuring and other	—	(47.5)	0.3	—	(47.2)
Other income, net	—	(0.4)	(0.9)	—	(1.3)
Income from operations	—	349.0	20.6	(0.4)	369.2
Equity income in subsidiaries	(216.6)	(7.7)	—	224.3	—
Other non-operating income	(8.7)	—	(6.2)	14.9	—
Interest expense	18.2	14.6	1.2	(14.9)	19.1
Income from continuing operations before income taxes	207.1	342.1	25.6	(224.7)	350.1
Income tax expense (benefit) from continuing operations	(3.4)	118.5	9.2	—	124.3
Income from continuing operations	210.5	223.6	16.4	(224.7)	225.8
Loss from discontinued operations, net of tax	—	(16.0)	—	—	(16.0)
Net income	$210.5	$207.6	$16.4	$(224.7)	$209.8
Net loss attributable to noncontrolling interest	—	—	—	0.3	0.3
Net income attributable to controlling interest	$210.5	$207.6	$16.4	$(224.4)	$210.1

THE SCOTTS MIRACLE-GRO COMPANY
Condensed Consolidating Statement of Operations
for the six months ended April 2, 2016
(In millions)
(Unaudited)

	Parent	Subsidiary Guarantors	Non- Guarantors	Eliminations/ Consolidations	Consolidated
Net sales	$—	$1,199.3	$240.4	$—	$1,439.7
Cost of sales	—	730.0	166.3	—	896.3
Cost of sales—impairment, restructuring and other	—	5.1	—	—	5.1
Gross profit	—	464.2	74.1	—	538.3
Operating expenses:
Selling, general and administrative	—	247.3	66.2	0.7	314.2
Impairment, restructuring and other	—	(46.2)	0.3	—	(45.9)
Other income, net	—	(1.3)	(0.2)	—	(1.5)
Income from operations	—	264.4	7.8	(0.7)	271.5
Equity income in subsidiaries	(149.0)	(5.3)	—	154.3	—
Other non-operating income	(13.2)	—	(12.3)	25.5	—
Costs related to refinancing	8.8	—	—	—	8.8
Interest expense	34.2	24.7	2.0	(25.5)	35.4
Income from continuing operations before income taxes	119.2	245.0	18.1	(155.0)	227.3
Income tax expense (benefit) from continuing operations	(10.6)	84.8	6.5	—	80.7
Income from continuing operations	129.8	160.2	11.6	(155.0)	146.6
Loss from discontinued operations, net of tax	—	(17.5)	—	—	(17.5)
Net income	$129.8	$142.7	$11.6	$(155.0)	$129.1
Net income attributable to noncontrolling interest	—	—	—	(0.1)	(0.1)
Net income attributable to controlling interest	$129.8	$142.7	$11.6	$(155.1)	$129.0

THE SCOTTS MIRACLE-GRO COMPANY
Condensed Consolidating Statement of Comprehensive Income (Loss)
for the three months ended April 2, 2016
(In millions)
(Unaudited)

	Parent	Subsidiary Guarantors	Non- Guarantors	Eliminations/ Consolidations	Consolidated
Net income	$210.5	$207.6	$16.4	$(224.7)	$209.8
Other comprehensive income (loss), net of tax:
Net foreign currency translation adjustment	0.3	—	0.3	(0.3)	0.3
Net change in derivatives	(0.1)	0.3	—	(0.3)	(0.1)
Net change in pension and other post-retirement benefits	0.2	0.1	0.1	(0.2)	0.2
Total other comprehensive income (loss)	0.4	0.4	0.4	(0.8)	0.4
Comprehensive income	$210.9	$208.0	$16.8	$(225.5)	$210.2

THE SCOTTS MIRACLE-GRO COMPANY
Condensed Consolidating Statement of Comprehensive Income (Loss)
for the six months ended April 2, 2016
(In millions)
(Unaudited)

	Parent	Subsidiary Guarantors	Non- Guarantors	Eliminations/ Consolidations	Consolidated
Net income	$129.8	$142.7	$11.6	$(155.0)	$129.1
Other comprehensive income (loss), net of tax:
Net foreign currency translation adjustment	(2.5)	—	(2.5)	2.5	(2.5)
Net change in derivatives	2.0	(0.3)	—	0.3	2.0
Net change in pension and other post-retirement benefits	0.7	0.4	0.3	(0.7)	0.7
Total other comprehensive income (loss)	0.2	0.1	(2.2)	2.1	0.2
Comprehensive income	$130.0	$142.8	$9.4	$(152.9)	$129.3

THE SCOTTS MIRACLE-GRO COMPANY
Condensed Consolidating Statement of Cash Flows
for the six months ended April 2, 2016
(In millions)
(Unaudited)

	Parent	Subsidiary Guarantors	Non- Guarantors	Eliminations/ Consolidations	Consolidated
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES (a)	$292.6	$(492.8)	$(113.8)	$(313.8)	$(627.8)

INVESTING ACTIVITIES
Proceeds from sale of long-lived assets	—	0.2	—	—	0.2
Investments in property, plant and equipment	—	(20.8)	(3.6)	—	(24.4)
Investment in loan receivable	—	(72.0)	—	—	(72.0)
Investment in unconsolidated affiliates	—	(2.0)	—	—	(2.0)
Investing cash flows from (to) affiliates	(395.0)	—	—	395.0	—
Net cash used in investing activities	(395.0)	(94.6)	(3.6)	395.0	(98.2)

FINANCING ACTIVITIES
Borrowings under revolving and bank lines of credit and term loans	—	1,429.7	143.5	—	1,573.2
Repayments under revolving and bank lines of credit and term loans	—	(925.8)	(34.0)	—	(959.8)
Proceeds from issuance of 6.000% Senior Notes	400.0	—	—	—	400.0
Repayment of 6.625% Senior Notes	(200.0)	—	—	—	(200.0)
Financing and issuance fees	(10.5)	—	—	—	(10.5)
Dividends paid	(57.7)	(313.8)	—	313.8	(57.7)
Purchase of Common Shares	(42.8)	—	—	—	(42.8)
Payments on seller notes	—	(1.8)	(0.5)	—	(2.3)
Excess tax benefits from share-based payment arrangements	4.2	—	—	—	4.2
Cash received from the exercise of stock options	9.2	—	—	—	9.2
Financing cash flows from (to) affiliates	—	398.5	(3.5)	(395.0)	—
Net cash provided by (used in) financing activities	102.4	586.8	105.5	(81.2)	713.5
Effect of exchange rate changes on cash	—	—	(1.6)	—	(1.6)
Net increase (decrease) in cash and cash equivalents	—	(0.6)	(13.5)	—	(14.1)
Cash and cash equivalents at beginning of period	—	8.2	63.2	—	71.4
Cash and cash equivalents at end of period	$—	$7.6	$49.7	$—	$57.3

(a)	Cash received by the Parent from the Guarantors in the form of dividends in the amount of $313.8 million represent return on investments and are included in cash flows from operating activities.

THE SCOTTS MIRACLE-GRO COMPANY
Condensed Consolidating Balance Sheet
As of April 2, 2016
(In millions)
(Unaudited)

	Parent	Subsidiary Guarantors	Non- Guarantors	Eliminations/ Consolidations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$—	$7.6	$49.7	$—	$57.3
Accounts receivable, net	—	731.0	223.7	—	954.7
Accounts receivable pledged	—	208.4	—	—	208.4
Inventories	—	483.5	136.1	—	619.6
Assets held for sale	—	208.7	—	—	208.7
Prepaid and other current assets	—	122.1	38.0	—	160.1
Total current assets	—	1,761.3	447.5	—	2,208.8
Property, plant and equipment, net	—	382.3	54.0	—	436.3
Goodwill	—	260.5	12.8	11.6	284.9
Intangible assets, net	—	602.0	33.8	11.0	646.8
Other assets	21.9	87.2	15.0	(15.3)	108.8
Equity investment in subsidiaries	634.8	—	—	(634.8)	—
Intercompany assets	1,814.0	—	—	(1,814.0)	—
Total assets	$2,470.7	$3,093.3	$563.1	$(2,441.5)	$3,685.6

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current portion of debt	$15.0	$182.9	$20.0	$(15.0)	$202.9
Accounts payable	—	221.9	71.9	—	293.8
Liabilities held for sale	—	62.1	—	—	62.1
Other current liabilities	18.9	318.0	90.2	—	427.1
Total current liabilities	33.9	784.9	182.1	(15.0)	985.9
Long-term debt	1,756.3	1,168.8	196.0	(1,356.3)	1,764.8
Other liabilities	5.1	221.0	31.2	(10.3)	247.0
Equity investment in subsidiaries	—	176.9	—	(176.9)	—
Intercompany liabilities	—	269.0	64.0	(333.0)	—
Total liabilities	1,795.3	2,620.6	473.3	(1,891.5)	2,997.7
Total shareholders’ equity - controlling interest	675.4	472.7	89.8	(562.5)	675.4
Noncontrolling interest	—	—	—	12.5	12.5
Total equity	675.4	472.7	89.8	(550.0)	687.9
Total liabilities and equity	$2,470.7	$3,093.3	$563.1	$(2,441.5)	$3,685.6

THE SCOTTS MIRACLE-GRO COMPANY
Condensed Consolidating Statement of Operations
for the three months ended March 28, 2015
(In millions)
(Unaudited)

	Parent	Subsidiary Guarantors	Non- Guarantors	Eliminations/ Consolidations	Consolidated
Net sales	$—	$900.4	$171.4	$—	$1,071.8
Cost of sales	—	531.3	115.5	—	646.8
Cost of sales—impairment, restructuring and other	—	—	0.2	—	0.2
Gross profit	—	369.1	55.7	—	424.8
Operating expenses:
Selling, general and administrative	—	152.5	36.0	0.4	188.9
Impairment, restructuring and other	—	2.1	2.5	—	4.6
Other (income) loss, net	—	(0.5)	0.2	—	(0.3)
Income from operations	—	215.0	17.0	(0.4)	231.6
Equity income in subsidiaries	(128.9)	(6.4)	—	135.3	—
Other non-operating income	(9.5)	—	(5.6)	15.1	—
Interest expense	16.3	13.4	0.4	(15.1)	15.0
Income from continuing operations before income taxes	122.1	208.0	22.2	(135.7)	216.6
Income tax expense (benefit) from continuing operations	(2.5)	72.5	8.0	—	78.0
Income from continuing operations	124.6	135.5	14.2	(135.7)	138.6
Loss from discontinued operations, net of tax	—	(14.3)	—	—	(14.3)
Net income	$124.6	$121.2	$14.2	$(135.7)	$124.3
Net loss attributable to noncontrolling interest	—	—	—	0.3	0.3
Net income attributable to controlling interest	$124.6	$121.2	$14.2	$(135.4)	$124.6

THE SCOTTS MIRACLE-GRO COMPANY
Condensed Consolidating Statement of Operations
for the six months ended March 28, 2015
(In millions)
(Unaudited)

	Parent	Subsidiary Guarantors	Non- Guarantors	Eliminations/ Consolidations	Consolidated
Net sales	$—	$1,000.1	$241.2	$—	$1,241.3
Cost of sales	—	637.9	171.8	—	809.7
Cost of sales—impairment, restructuring and other	—	—	0.2	—	0.2
Gross profit	—	362.2	69.2	—	431.4
Operating expenses:
Selling, general and administrative	—	226.6	66.7	0.9	294.2
Impairment, restructuring and other	—	9.9	3.2	—	13.1
Other (income) loss, net	—	(0.9)	0.3	—	(0.6)
Income (loss) from operations	—	126.6	(1.0)	(0.9)	124.7
Equity income in subsidiaries	(58.6)	(2.1)	—	60.7	—
Other non-operating income	(14.0)	—	(11.2)	25.2	—
Interest expense	27.5	21.7	0.7	(25.2)	24.7
Income from continuing operations before income taxes	45.1	107.0	9.5	(61.6)	100.0
Income tax expense (benefit) from continuing operations	(4.9)	37.5	3.4	—	36.0
Income from continuing operations	50.0	69.5	6.1	(61.6)	64.0
Loss from discontinued operations, net of tax	—	(13.7)	—	—	(13.7)
Net income	$50.0	$55.8	$6.1	$(61.6)	$50.3
Net income attributable to noncontrolling interest	—	—	—	(0.3)	(0.3)
Net income attributable to controlling interest	$50.0	$55.8	$6.1	$(61.9)	$50.0

THE SCOTTS MIRACLE-GRO COMPANY
Condensed Consolidating Statement of Comprehensive Income (Loss)
for the three months ended March 28, 2015
(In millions)
(Unaudited)

	Parent	Subsidiary Guarantors	Non- Guarantors	Eliminations/ Consolidations	Consolidated
Net income	$124.6	$121.2	$14.2	$(135.7)	$124.3
Other comprehensive income (loss), net of tax:
Net foreign currency translation adjustment	(8.1)	—	(8.1)	8.1	(8.1)
Net change in derivatives	(1.6)	(1.1)	—	1.1	(1.6)
Net change in pension and other post-retirement benefits	0.8	0.5	0.3	(0.8)	0.8
Total other comprehensive income (loss)	(8.9)	(0.6)	(7.8)	8.4	(8.9)
Comprehensive income	$115.7	$120.6	$6.4	$(127.3)	$115.4

THE SCOTTS MIRACLE-GRO COMPANY
Condensed Consolidating Statement of Comprehensive Income (Loss)
for the six months ended March 28, 2015
(In millions)
(Unaudited)

	Parent	Subsidiary Guarantors	Non- Guarantors	Eliminations/ Consolidations	Consolidated
Net income	$50.0	$55.8	$6.1	$(61.6)	$50.3
Other comprehensive income (loss), net of tax:
Net foreign currency translation adjustment	(11.1)	—	(11.1)	11.1	(11.1)
Net change in derivatives	(1.7)	(0.5)	—	0.5	(1.7)
Net change in pension and other post-retirement benefits	1.6	1.0	0.6	(1.6)	1.6
Total other comprehensive income (loss)	(11.2)	0.5	(10.5)	10.0	(11.2)
Comprehensive income (loss)	$38.8	$56.3	$(4.4)	$(51.6)	$39.1

THE SCOTTS MIRACLE-GRO COMPANY
Condensed Consolidating Statement of Cash Flows
for the six months ended March 28, 2015
(In millions)
(Unaudited)

	Parent	Subsidiary Guarantors	Non- Guarantors	Eliminations/ Consolidations	Consolidated
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES (a)	$48.7	$(432.4)	$(99.9)	$(165.1)	$(648.7)

INVESTING ACTIVITIES
Proceeds from sale of long-lived assets	—	5.2	—	—	5.2
Investments in property, plant and equipment	—	(25.2)	(2.8)	—	(28.0)
Investments in acquired businesses, net of cash acquired	—	(50.5)	—	—	(50.5)
Net cash used in investing activities	—	(70.5)	(2.8)	—	(73.3)

FINANCING ACTIVITIES
Borrowings under revolving and bank lines of credit and term loans	—	1,034.5	161.0	—	1,195.5
Repayments under revolving and bank lines of credit and term loans	—	(388.7)	(61.8)	—	(450.5)
Dividends paid	(54.8)	(76.3)	(3.7)	80.0	(54.8)
Purchase of Common Shares	(14.8)	—	—	—	(14.8)
Payment on seller notes	—	(0.8)	—	—	(0.8)
Excess tax benefits from share-based payment arrangements	—	2.8	—	—	2.8
Cash received from the exercise of stock options	16.2	—	—	—	16.2
Financing cash flows from (to) affiliates	4.7	(87.6)	(2.2)	85.1	—
Net cash provided by (used in) financing activities	(48.7)	483.9	93.3	165.1	693.6
Effect of exchange rate changes on cash	—	—	(6.1)	—	(6.1)
Net increase (decrease) in cash and cash equivalents	—	(19.0)	(15.5)	—	(34.5)
Cash and cash equivalents at beginning of period	—	23.1	66.2	—	89.3
Cash and cash equivalents at end of period	$—	$4.1	$50.7	$—	$54.8

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

THE SCOTTS MIRACLE-GRO COMPANY
Condensed Consolidating Balance Sheet
As of March 28, 2015
(In millions)
(Unaudited)

	Parent	Subsidiary Guarantors	Non- Guarantors	Eliminations/ Consolidations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$—	$4.1	$50.7	$—	$54.8
Accounts receivable, net	—	441.8	226.8	—	668.6
Accounts receivable pledged	—	376.7	—	—	376.7
Inventories	—	460.3	123.8	—	584.1
Assets held for sale	—	205.3	—	—	205.3
Prepaid and other current assets	—	107.6	38.5	—	146.1
Total current assets	—	1,595.8	439.8	—	2,035.6
Property, plant and equipment, net	—	370.3	56.9	—	427.2
Goodwill	—	204.4	7.1	11.6	223.1
Intangible assets, net	—	249.0	36.9	12.6	298.5
Other assets	18.0	12.7	20.5	(25.8)	25.4
Equity investment in subsidiaries	387.3	—	—	(387.3)	—
Intercompany assets	1,370.5	—	—	(1,370.5)	—
Total assets	$1,775.8	$2,432.2	$561.2	$(1,759.4)	$3,009.8

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current portion of debt	$—	$302.2	$13.1	$—	$315.3
Accounts payable	—	223.4	71.1	—	294.5
Liabilities held for sale	—	56.6	—	—	56.6
Other current liabilities	16.0	225.3	82.9	—	324.2
Total current liabilities	16.0	807.5	167.1	—	990.6
Long-term debt	1,198.9	906.8	100.7	(998.9)	1,207.5
Other liabilities	4.8	224.9	32.8	(20.7)	241.8
Equity investment in subsidiaries	—	114.6	—	(114.6)	—
Intercompany liabilities	—	248.8	104.1	(352.9)	—
Total liabilities	1,219.7	2,302.6	404.7	(1,487.1)	2,439.9
Total shareholders’ equity - controlling interest	556.1	129.6	156.5	(286.1)	556.1
Noncontrolling interest	—	—	—	13.8	13.8
Total equity	556.1	129.6	156.5	(272.3)	569.9
Total liabilities and equity	$1,775.8	$2,432.2	$561.2	$(1,759.4)	$3,009.8

THE SCOTTS MIRACLE-GRO COMPANY
Condensed Consolidating Balance Sheet
As of September 30, 2015
(In millions)
(Unaudited)

	Parent	Subsidiary Guarantors	Non- Guarantors	Eliminations/ Consolidations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$—	$8.2	$63.2	$—	$71.4
Accounts receivable, net	—	63.3	94.4	—	157.7
Accounts receivable pledged	—	152.9	—	—	152.9
Inventories	—	306.9	88.9	—	395.8
Assets held for sale	—	220.3	—	—	220.3
Prepaid and other current assets	—	86.4	34.7	—	121.1
Total current assets	—	838.0	281.2	—	1,119.2
Property, plant and equipment, net	—	388.0	56.1	—	444.1
Goodwill	—	260.2	12.0	11.6	283.8
Intangible assets, net	—	608.6	34.8	11.7	655.1
Other assets	16.3	11.0	15.0	(17.3)	25.0
Equity investment in subsidiaries	461.3	—	—	(461.3)	—
Intercompany assets	1,179.4	—	—	(1,179.4)	—
Total assets	$1,657.0	$2,105.8	$399.1	$(1,634.7)	$2,527.2

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current portion of debt	$—	$122.9	$9.7	$—	$132.6
Accounts payable	—	136.7	56.4	—	193.1
Liabilities held for sale	—	41.7	—	—	41.7
Other current liabilities	15.5	162.7	73.0	—	251.2
Total current liabilities	15.5	464.0	139.1	—	618.6
Long-term debt	1,016.3	724.9	100.1	(816.3)	1,025.0
Other liabilities	4.5	226.0	32.3	(12.3)	250.5
Equity investment in subsidiaries	—	156.2	—	(156.2)	—
Intercompany liabilities	—	296.5	47.6	(344.1)	—
Total liabilities	1,036.3	1,867.6	319.1	(1,328.9)	1,894.1
Total shareholders’ equity - controlling interest	620.7	238.2	80.0	(318.2)	620.7
Noncontrolling interest	—	—	—	12.4	12.4
Total equity	620.7	238.2	80.0	(305.8)	633.1
Total liabilities and equity	$1,657.0	$2,105.8	$399.1	$(1,634.7)	$2,527.2

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
EXECUTIVE SUMMARY
We are dedicated to delivering strong, long-term financial results and outstanding shareholder returns by providing products of superior quality and value to enhance consumers’ lawn and garden environments. We are a leading manufacturer and marketer of consumer branded products for lawn and garden care in North America and Europe. We are Monsanto’s exclusive agent for the marketing and distribution of consumer Roundup® non-selective herbicide products within the United States and other contractually specified countries. We have a presence in similar consumer branded products in Australia, the Far East and Latin America. In addition, as a result of our recent acquisition of General Hydroponics and Vermicrop, and our control of AeroGrow, we are a leading producer of liquid plant food products, growing media, advanced indoor garden systems and accessories for hydroponic gardening. Our operations are divided into three reportable segments: U.S. Consumer, Europe Consumer and Other. These segments differ from those used in prior periods due to the change in internal organization structure associated with Project Focus, which is a series of initiatives announced in the first quarter of fiscal 2016 designed to maximize the value of our non-core assets and concentrate focus on emerging categories of the lawn and garden industry in our core U.S. business.
On April 13, 2016, as part of Project Focus, we completed the contribution of the Scotts LawnService® business (the “SLS Business”) to a newly formed subsidiary of TruGreen Holding Corporation (the “Joint Venture”) in exchange for a minority equity interest of approximately 30% in the Joint Venture. As a result, effective in our second quarter of fiscal 2016, we classified our results of operations for all periods presented to reflect the SLS Business as a discontinued operation and classified the assets and liabilities of the SLS Business as held for sale. Prior to being reported as discontinued operations, the SLS Business was referred to as our former Scotts LawnService® business segment. At closing, the Joint Venture obtained debt financing and, pursuant to the terms of the Contribution and Distribution Agreement, we received a pro rata cash distribution of $196.2 million, partially offset by an $18.0 million investment in second lien term loan financing provided by us to the Joint Venture and closing working capital adjustments. For additional information, see “NOTE 2. DISCONTINUED OPERATIONS” of the Notes to Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q.
As a leading consumer branded lawn and garden company, our product development and marketing efforts are largely focused on providing innovative and differentiated products and continually increasing brand and product awareness to inspire consumers and to create retail demand. We have implemented this model for a number of years by focusing on research and development and investing around 5% of our annual net sales in advertising to support and promote our products and brands. We continually explore new and innovative ways to communicate with consumers. We believe that we receive a significant return on these expenditures and anticipate a similar commitment to research and development, advertising and marketing investments in the future, with the continuing objective of driving category growth and profitably increasing market share.
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

	Percent of Net Sales by Quarter
	2015	2014	2013
First Quarter	7.2%	6.7%	7.0%
Second Quarter	36.5%	38.0%	36.4%
Third Quarter	40.3%	39.3%	41.0%
Fourth Quarter	16.0%	16.0%	15.6%
We follow a 13-week quarterly accounting cycle pursuant to which our first three fiscal quarters end on a Saturday and our fiscal year always ends on September 30. This fiscal calendar convention requires us to cycle forward our first three fiscal quarter ends every six years. Fiscal 2016 is the most recent year impacted by this process and, as a result, our first quarter of fiscal 2016 had six additional days and our fourth quarter of fiscal 2016 will have five less days compared to the respective quarters of fiscal 2015. In addition, our second quarter of fiscal 2016 ended six days later than our second quarter of fiscal 2015 and these six days were in our peak selling season. This resulted in an increase in net sales of approximately $103 million and $120 million, and an increase in income attributable to controlling interest from continuing operations per share of $0.40 for the three and six months ended April 2, 2016.
On August 11, 2014, we announced that the Scotts Miracle-Gro Board of Directors approved a new share repurchase authorization effective November 1, 2014, which will expire on September 30, 2019, to repurchase up to $500 million of our Common Shares. This replaced the previous share repurchase authorization which expired on September 30, 2014. During the three and six months ended April 2, 2016, Scotts Miracle-Gro repurchased approximately 0.7 million Common Shares for $42.8 million. From the inception of this share repurchase program in the fourth quarter of fiscal 2014 through April 2, 2016, Scotts Miracle-Gro has repurchased approximately 0.9 million Common Shares for $57.6 million.
On August 3, 2015, we announced that the Scotts Miracle-Gro Board of Directors approved an increase in our quarterly cash dividend from $0.45 to $0.47 per Common Share. The decision to increase the amount of cash we intend to return to our shareholders reflects our continued confidence in the business and our desire to maintain a consistent capital structure.
RESULTS OF OPERATIONS
Effective in our second quarter of fiscal 2016, we classified our results of operations for all periods presented to reflect the SLS Business as a discontinued operation. As a result, and unless specifically stated, all discussions regarding results for the three and six months ended April 2, 2016 and March 28, 2015 reflect results from our continuing operations. The following table sets forth the components of income and expense as a percentage of net sales:

	THREE MONTHS ENDED		SIX MONTHS ENDED
	APRIL 2, 2016	MARCH 28, 2015	APRIL 2, 2016	MARCH 28, 2015
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	58.1	60.4	62.3	65.2
Cost of sales—impairment, restructuring and other	—	—	0.3	—
Gross profit	41.9	39.6	37.4	34.8
Operating expenses:
Selling, general and administrative	16.2	17.6	21.8	23.7
Impairment, restructuring and other	(3.8)	0.4	(3.2)	1.1
Other income, net	(0.1)	—	(0.1)	—
Income from operations	29.6	21.6	18.9	10.0
Costs related to refinancing	—	—	0.6	—
Interest expense	1.5	1.4	2.5	1.9
Income from continuing operations before income taxes	28.1	20.2	15.8	8.1
Income tax expense from continuing operations	10.0	7.3	5.6	2.9
Income from continuing operations	18.1	12.9	10.2	5.2
Loss from discontinued operations, net of tax	(1.3)	(1.3)	(1.2)	(1.1)
Net income	16.8%	11.6%	9.0%	4.1%

Net Sales
Net sales for the three months ended April 2, 2016 were $1,245.2 million, an increase of 16.2% from net sales of $1,071.8 million for the three months ended March 28, 2015. Net sales for the six months ended April 2, 2016 were $1,439.7 million, an increase of 16.0% from net sales of $1,241.3 million for the six months ended March 28, 2015. The change in net sales was attributable to:

	THREE MONTHS ENDED	SIX MONTHS ENDED
	APRIL 2, 2016	APRIL 2, 2016
Volume	15.8	15.0
Acquisitions	1.6	2.6
Foreign exchange rates	(0.6)	(1.1)
Pricing	(0.6)	(0.5)
Change in net sales	16.2%	16.0%
The increase in net sales for the three and six months ended April 2, 2016 was primarily driven by:

•
increased sales in our U.S. Consumer, Europe Consumer and Other segments, driven by the impact of the calendar shift whereby our second quarter of fiscal 2016 ended six days later than our second quarter of fiscal 2015 and these six days were in our peak selling season, resulting in an increase in net sales of approximately $103 million and $120 million for the three and six months ended April 2, 2016;

•
increased sales volume in our U.S. Consumer, Europe Consumer and Other segments, driven by increased sales of fertilizer, seed, controls and growing media products, and the impact of our amended Marketing Agreement for consumer Roundup®; and

•	the addition of net sales from acquisitions within our Other segment, primarily from General Hydroponics and Vermicrop;

•
partially offset by the unfavorable impact of foreign exchange rates as a result of the strengthening of the U.S. dollar relative to other currencies including the Canadian dollar, euro and British pound; and

•	an unfavorable impact of decreased pricing, largely from higher performance based trade programs, in the U.S. Consumer, Europe Consumer and Other segments.
Cost of Sales
The following table shows the major components of cost of sales:

	THREE MONTHS ENDED		SIX MONTHS ENDED
	APRIL 2, 2016	MARCH 28, 2015	APRIL 2, 2016	MARCH 28, 2015
	(In millions)
Materials	$436.3	$387.7	$515.0	$461.5
Distribution and warehousing	126.5	118.4	172.7	167.0
Manufacturing labor and overhead	137.9	122.5	171.7	145.7
Roundup® reimbursements	22.8	18.2	36.9	35.5
	723.5	646.8	896.3	809.7
Impairment, restructuring and other	0.1	0.2	5.1	0.2
	$723.6	$647.0	$901.4	$809.9

Factors contributing to the change in cost of sales are outlined in the following table:

	THREE MONTHS ENDED	SIX MONTHS ENDED
	APRIL 2, 2016	APRIL 2, 2016
	(In millions)
Volume and product mix	$90.4	$110.3
Roundup® reimbursements	4.6	1.4
Material costs	(11.4)	(11.2)
Foreign exchange rates	(6.9)	(13.9)
	76.7	86.6
Impairment, restructuring and other	(0.1)	4.9
Change in cost of sales	$76.6	$91.5
The increase in cost of sales for the three and six months ended April 2, 2016 was primarily driven by:

•	costs related to increased sales volume in our U.S. Consumer, Europe Consumer and Other segments;

•
costs related to sales from acquisitions within our Other segment of $10.4 million and $20.0 million for the three and six months ended April 2, 2016, respectively, primarily from General Hydroponics and Vermicrop; and

•	an increase in net sales attributable to reimbursements under our Marketing Agreement for consumer Roundup®;

•	partially offset by lower material costs in our U.S. Consumer segment driven by lower commodity costs;

•
lower distribution costs within our U.S. Consumer segment due to savings from fuel purchases and the recognition of lower negative mark-to-market adjustments associated with our fuel hedges of $2.6 million and $8.2 million for the three and six months ended April 2, 2016;

•	the favorable impact of foreign exchange rates as a result of a strengthening of the U.S. dollar relative to other currencies including the Canadian dollar, euro and British pound; and

•
the decrease in restructuring and other charges of $0.1 million for the three months ended April 2, 2016 and the increase in restructuring and other charges of $4.9 million for the six months ended April 2, 2016, both related to addressing the consumer complaints regarding our reformulated Bonus S® product sold during fiscal 2015.

Gross Profit
As a percentage of net sales, our gross profit rate was 41.9% and 39.6% for the three months ended April 2, 2016 and March 28, 2015, respectively. As a percentage of net sales, our gross profit rate was 37.4% and 34.8% for the six months ended April 2, 2016 and March 28, 2015, respectively. Factors contributing to the change in gross profit rate are outlined in the following table:

	THREE MONTHS ENDED	SIX MONTHS ENDED
	APRIL 2, 2016	APRIL 2, 2016
Product mix and volume:
Mix and volume	0.8%	1.4%
Roundup® commissions and reimbursements	0.9	1.0
Material costs	0.9	0.8
Pricing	(0.3)	(0.2)
	2.3%	3.0%
Impairment, restructuring and other	—	(0.4)
Change in gross profit rate	2.3%	2.6%
The increase in the gross profit rate for the three and six months ended April 2, 2016 was primarily driven by:

•	increased net sales volume driving improved leverage of fixed costs such as warehousing;

•
lower distribution costs within our U.S. Consumer segment due to savings from fuel purchases and the recognition of lower negative mark-to-market adjustments associated with our fuel hedges of $2.6 million and $8.2 million for the three and six months ended April 2, 2016;

•	lower material costs in our U.S. Consumer segment driven by commodities; and

•	an increase in net sales attributable to our Marketing Agreement for consumer Roundup®;

•	partially offset by unfavorable product mix within our U.S. Consumer and Other segments due to increased sales of mulch products; and

•	an unfavorable impact of decreased pricing, largely from higher performance based trade programs, in the U.S. Consumer, Europe Consumer and Other segments.
Selling, General and Administrative Expenses
The following table sets forth the components of selling, general and administrative (“SG&A”) expenses:

	THREE MONTHS ENDED		SIX MONTHS ENDED
	APRIL 2, 2016	MARCH 28, 2015	APRIL 2, 2016	MARCH 28, 2015
	(In millions)
Advertising	$61.2	$61.3	$72.1	$70.0
Research and development	9.9	10.2	20.9	19.8
Share-based compensation	9.1	7.2	11.3	9.3
Amortization of intangibles	3.7	2.6	7.1	5.5
Other selling, general and administrative	117.0	107.6	202.8	189.6
	$200.9	$188.9	$314.2	$294.2
Advertising expense decreased $0.1 million for the three months ended April 2, 2016 compared to the three months ended March 28, 2015 driven by the timing of media spending in our U.S. Consumer, Europe Consumer and Other segments. The increase in other SG&A expenses of $9.4 million is due to the impact of recent acquisitions, primarily General Hydroponics and Vermicrop, and costs related to other transaction activity of $5.4 million and increased selling and variable incentive compensation of $5.7 million, partially offset by the favorable impact of foreign exchange rates of $0.8 million as the U.S. dollar has strengthened relative to other currencies including the Canadian dollar, euro and British pound.
Advertising expense increased $2.1 million for the six months ended April 2, 2016 compared to the six months ended March 28, 2015 driven by the timing of media spending in our U.S. Consumer, Europe Consumer and Other segments. The increase in other SG&A expenses of $13.2 million is due to the impact of recent acquisitions, primarily General Hydroponics and Vermicrop, and costs related to other transaction activity of $11.0 million and increased variable incentive compensation of $11.6 million, partially offset by the favorable impact of foreign exchange rates of $3.1 million as the U.S. dollar has strengthened relative to other currencies including the Canadian dollar, euro and British pound.
Impairment, Restructuring and Other (included in Operating Expenses)
In the first quarter of fiscal 2016, we announced a series of initiatives called Project Focus designed to maximize the value of our non-core assets and concentrate focus on emerging categories of the lawn and garden industry in our core U.S. business. During the three and six months ended April 2, 2016, we recognized $1.7 million and $2.6 million, respectively, in costs related to transaction activity associated with this project.
During the third quarter of fiscal 2015, our U.S. Consumer segment began experiencing an increase in certain consumer complaints related to the reformulated Bonus S® fertilizer product sold in the southeastern United States during fiscal 2015 indicating customers were experiencing damage to their lawns after application. During the three and six months ended April 2, 2016, we recognized $0.9 million and $1.3 million in costs related to resolving these consumer complaints and the recognition of costs expected to be incurred for current and expected consumer claims. Costs incurred to date since the inception of this matter are $73.7 million. We are working through the claims process with our insurers with respect to these costs, and have received reimbursement payments of $54.9 million through the second quarter of fiscal 2016, including $10 million and $35.0 million received during the three and six months ended April 2, 2016, respectively. We recorded offsetting insurance reimbursement recoveries upon resolution of the insurer’s review of claim documentation in the amount of $4.9 million in the fourth quarter of fiscal 2015 and $50.0 million in the three and six months ended April 2, 2016. During the three and six months ended April 2, 2016, we paid $5.9 million and $19.1 million, respectively, to the third party administrator of the consumer claims to pay for lawn repairs.
During the three and six months ended March 28, 2015, we recognized $4.6 million and $13.1 million, respectively, in restructuring costs related to termination benefits provided to U.S. and international personnel as part of our restructuring of the U.S. administrative and overhead functions and the continuation of the international profitability improvement initiative.

Other Income, net
Other income is comprised of activities outside our normal business operations, such as royalty income from the licensing of certain of our brand names, foreign exchange gains/losses and gains/losses from the sale of non-inventory assets. Other income was $1.3 million and $1.5 million for the three and six months ended April 2, 2016, respectively, compared to $0.3 million and $0.6 million for the three and six months ended March 28, 2015, respectively.
Costs Related to Refinancing
Costs related to refinancing were $8.8 million for the six months ended April 2, 2016. The costs incurred were associated with the redemption of our 6.625% Senior Notes on December 15, 2015, and are comprised of $6.6 million of call premium and $2.2 million of unamortized bond discount and issuance costs that were written-off.
Interest Expense
Interest expense was $19.1 million for the three months ended April 2, 2016 compared to $15.0 million for the three months ended March 28, 2015. The increase in interest expense of $4.1 million was driven by an increase in average borrowings of $463.8 million, excluding the impact of foreign exchange rates, partially offset by a decrease in our weighted average interest rate of 27 basis points primarily due to reduced rates under our credit facility and the redemption of the 6.625% Senior Notes.
Interest expense was $35.4 million for the six months ended April 2, 2016 compared to $24.7 million for the six months ended March 28, 2015. The increase in interest expense of $10.7 million was driven by an increase in average borrowings of $440.8 million, excluding the impact of foreign exchange rates, and an increase in our weighted average interest rate of 12 basis points primarily due to the higher proportion of long-term fixed-rate borrowing in our debt mix during fiscal 2016. The increase in average borrowings was driven by recent acquisition and investment activity, primarily related to General Hydroponics, Vermicrop, Bonnie, and the amendment of our Marketing Agreement with Monsanto.
Income Tax Expense
The effective tax rate related to continuing operations for the six months ended April 2, 2016 was 35.5%, compared to 36.0% for the six months ended March 28, 2015. The effective tax rate used for interim purposes was based on our best estimate of factors impacting the effective tax rate for the full fiscal year. Factors affecting the estimated effective tax rate include assumptions as to income by jurisdiction (domestic and foreign), the availability and utilization of tax credits and the existence of elements of income and expense that may not be taxable or deductible. The estimated effective tax rate is subject to revision in later interim periods and at fiscal year end as facts and circumstances change during the course of the fiscal year. There can be no assurances that the effective tax rate estimated for interim financial reporting purposes will approximate the effective tax rate determined at fiscal year end.
Income from Continuing Operations
We reported net income attributable to controlling interest from continuing operations of $226.1 million, or $3.64 per diluted share, for the three months ended April 2, 2016 compared to $138.9 million, or $2.24 per diluted share, for the three months ended March 28, 2015; and $146.5 million, or $2.35 per diluted share, for the first six months of fiscal 2016 compared to $63.7 million, or $1.03 per diluted share, for the first six months of fiscal 2015.
For the three months ended April 2, 2016 and March 28, 2015, the pre-tax impact of impairment, restructuring and other was a net recovery of $47.0 million and a charge of $4.8 million, respectively. Excluding these items, adjusted net income attributable to controlling interest from continuing operations was $195.8 million for the three months ended April 2, 2016 compared to $142.0 million for the three months ended March 28, 2015, primarily driven by an increase in net sales and gross profit, partially offset by growth in interest expense and SG&A expenses. Diluted average common shares used in the diluted income per common share calculation were 62.2 million for the three months ended April 2, 2016 compared to 62.1 million for the three months ended March 28, 2015. The increase in dilutive average common shares was primarily the result of the exercise and issuance of share-based compensation awards, partially offset by Common Share repurchase activity.

For the six months ended April 2, 2016 and March 28, 2015, the pre-tax impact of impairment, restructuring and other was a net recovery of $40.5 million and a charge of $13.3 million, respectively. Additionally, we incurred $8.8 million of pre-tax costs during the first quarter of fiscal 2016 related to refinancing. Excluding these items, adjusted net income attributable to controlling interest from continuing operations was $126.1 million for the three months ended April 2, 2016 compared to $72.2 million for the three months ended March 28, 2015, primarily driven by an increase in net sales and gross profit, partially offset by growth in interest expense and SG&A. Diluted average common shares used in the diluted income per common share calculation were 62.4 million for the six months ended April 2, 2016 compared to 62.0 million for the six months ended March 28, 2015. The increase in dilutive average common shares was primarily the result of the exercise and issuance of share-based compensation awards, partially offset by Common Share repurchase activity.
Loss from Discontinued Operations, net of tax
On April 13, 2016, the Company completed the contribution of the SLS Business to the Joint Venture in exchange for a minority equity interest of approximately 30% in the Joint Venture. As a result, effective in its second quarter of fiscal 2016, the Company classified its results of operations for all periods presented to reflect the SLS Business as a discontinued operation and classified the assets and liabilities of the SLS Business as held for sale. The prior period amounts have been reclassified to conform. During the three and six months ended April 2, 2016, we recognized $9.0 million for the resolution of a prior SLS Business litigation matter, as well as $1.6 million and $4.4 million, respectively, in transaction related costs associated with the divestiture of the SLS Business within the “Loss from discontinued operations, net of tax” line in the Condensed Consolidated Statements of Operations.
Loss from discontinued operations, net of tax, was $16.0 million and $14.3 million for the three months ended April 2, 2016 and March 28, 2015, respectively, and was $17.5 million and $13.7 million for the six months ended April 2, 2016 and March 28, 2015, respectively. Fiscal year to date 2016 results are driven by planned increases in selling costs and increases in restructuring and other charges, partially offset by increased customer counts and the acquisition of Action Pest.
SEGMENT RESULTS
We divide our business into three reportable segments: U.S. Consumer, Europe Consumer and Other. These segments differ from those used in prior periods due to the change in internal organization structure associated with Project Focus, which is a series of initiatives announced in the first quarter of fiscal 2016 designed to maximize the value of our non-core assets and concentrate focus on emerging categories of the lawn and garden industry in our core U.S. business. On April 13, 2016, as part of this project, we completed the contribution of the SLS Business to a newly formed subsidiary of TruGreen Holdings in exchange for a minority equity interest of approximately 30% in the Joint Venture. As a result, effective in our second quarter of fiscal 2016, we classified our results of operations for all periods presented to reflect the SLS Business as a discontinued operation and classified the assets and liabilities of the SLS Business as held for sale. The prior period amounts have been reclassified to conform with the new segments. This division of reportable segments is consistent with how the segments report to and are managed by the chief operating decision maker of the Company.
U.S. Consumer consists of the Company’s consumer lawn and garden business located in the geographic United States. Europe Consumer consists of the Company’s consumer lawn and garden business located in geographic Europe. Other consists of the Company’s consumer lawn and garden business in geographies other than the U.S. and Europe, the Company’s indoor, urban and hydroponics gardening business, and revenues and expenses associated with the Company’s supply agreements with Israel Chemicals, Ltd. Corporate consists of general and administrative expenses and certain other income/expense items not allocated to the business segments.
Segment performance is evaluated based on several factors, including income (loss) from continuing operations before amortization, impairment, restructuring and other charges, which is not a generally accepted accounting principle (“GAAP”) measure. Senior management uses this measure of operating profit (loss) to evaluate segment performance because the Company believes this measure is most indicative of performance trends and the overall earnings potential of each segment.
The following table sets forth net sales by segment:

	THREE MONTHS ENDED		SIX MONTHS ENDED
	APRIL 2, 2016	MARCH 28, 2015	APRIL 2, 2016	MARCH 28, 2015
	(In millions)
U.S. Consumer	$1,039.7	$893.2	$1,152.9	$990.4
Europe Consumer	115.0	118.1	140.7	150.6
Other	90.5	60.5	146.1	100.3
Consolidated	$1,245.2	$1,071.8	$1,439.7	$1,241.3

The following table sets forth segment income (loss) from continuing operations before income taxes:

	THREE MONTHS ENDED		SIX MONTHS ENDED
	APRIL 2, 2016	MARCH 28, 2015	APRIL 2, 2016	MARCH 28, 2015
	(In millions)
U.S. Consumer	$336.0	$250.6	$281.8	$192.0
Europe Consumer	21.6	20.7	12.4	8.9
Other	4.6	0.9	5.1	(2.5)
Segment Total	362.2	272.2	299.3	198.4
Corporate	(35.7)	(32.7)	(60.1)	(53.9)
Intangible asset amortization	(4.3)	(3.1)	(8.2)	(6.5)
Impairment, restructuring and other	47.0	(4.8)	40.5	(13.3)
Costs related to refinancing	—	—	(8.8)	—
Interest expense	(19.1)	(15.0)	(35.4)	(24.7)
Consolidated	$350.1	$216.6	$227.3	$100.0
U.S. Consumer
U.S. Consumer segment net sales were $1,039.7 million in the second quarter of fiscal 2016, an increase of 16.4%, from the second quarter of fiscal 2015 net sales of $893.2 million; and were $1,152.9 million for the first six months of fiscal 2016, an increase of 16.4%, from the first six months of fiscal 2015 sales of $990.4 million. For the three months ended April 2, 2016, the favorable impact of volume of 16.8%, which includes the impact of the calendar shift, was partially offset by the unfavorable impact of decreased pricing of 0.4%. For the six months ended April 2, 2016, the favorable impact of volume of 16.7%, which includes the impact of the calendar shift, was partially offset by the unfavorable impact of decreased pricing of 0.3%. Increased sales volume for the three and six months ended April 2, 2016 was driven by increased sales of fertilizer, seed, controls and growing media products, as well as the impact of the calendar shift.
U.S. Consumer segment operating income increased by $85.4 million, or 34.1%, in the second quarter of fiscal 2016, and increased $89.8 million, or 46.8%, in the first six months of fiscal 2016, as compared to the same periods in fiscal 2015. The increase was primarily driven by increased sales of fertilizer, seed, controls and growing media products, including the impact of the calendar shift, the impact of our amended Marketing Agreement for consumer Roundup®, lower distribution costs due to savings from fuel purchases and hedging and lower material costs driven by commodities, partially offset by increased SG&A as a result of transaction costs associated with our investment in Bonnie and increased compensation expense.
Europe Consumer
Europe Consumer segment net sales were $115.0 million in the second quarter of fiscal 2016, a decrease of 2.6%, from the second quarter of fiscal 2015 net sales of $118.1 million; and were $140.7 million for the first six months of fiscal 2016, a decrease of 6.6%, from the first six months of fiscal 2015 sales of $150.6 million. For the three months ended April 2, 2016, the decrease was driven by the prior year exit of the U.K. Solus business of $4.5 million, or 3.8%, and the unfavorable impact of changes in foreign exchange rates and decreased pricing of 2.9% and 1.2%, respectively, partially offset by the favorable impact of volume of $6.3 million, or 5.3%, which includes the impact of the calendar shift. For the six months ended April 2, 2016, the decrease was driven by the prior year exit of the U.K. Solus business of $6.4 million, or 4.2%, and the unfavorable impact of changes in foreign exchange rates and decreased pricing of 4.1% and 1.1%, respectively, partially offset by the favorable impact of volume of $4.3 million, or 2.8%, which includes the impact of the calendar shift.
Europe Consumer segment operating income increased by 4.3%, to $21.6 million, in the second quarter of fiscal 2016, and increased by 39.3%, to $12.4 million, in the first six months of fiscal 2016, as compared to the same periods in fiscal 2015. The increase was primarily driven by the prior year exit of the U.K. Solus business and higher sales volumes, including the impact of the calendar shift.

Other
Other segment net sales were $90.5 million in the second quarter of fiscal 2016, an increase of 49.6%, from the second quarter of fiscal 2015 net sales of $60.5 million; and were $146.1 million for the first six months of fiscal 2016, an increase of 45.7%, from the first six months of fiscal 2015 sales of $100.3 million. For the three months ended April 2, 2016, the favorable impacts of volume and acquisitions of 29.1% and 27.8%, respectively, were partially offset by the unfavorable impacts of changes in foreign exchange rates and decreased pricing of 5.6% and 1.5%, respectively. For the six months ended April 2, 2016, the favorable impacts of volume and acquisitions of 22.3% and 32.1%, respectively, were partially offset by the unfavorable impacts of changes in foreign exchange rates and decreased pricing of 7.7% and 1.1%, respectively. The addition of net sales from acquisitions, which primarily relate to General Hydroponics and Vermicrop, and increased volume from our indoor and urban gardening business comprise $25.0 million and $40.3 million of the increase in net sales for the three and six months ended April 2, 2016, respectively.
Other segment operating income increased to $4.6 million in the second quarter of fiscal 2016, and increased to $5.1 million in the first six months of fiscal 2016, as compared to the same periods in fiscal 2015. The increases were primarily driven by net sales due to acquisitions and increased sales volume, partially offset by increased SG&A as a result of costs related to other transaction activity.
Corporate
Corporate expenses were $35.7 million and $60.1 million in the three and six months ended April 2, 2016, as compared to $32.7 million and $53.9 million in the three and six months ended March 28, 2015, primarily driven by increased incentive compensation.
LIQUIDITY AND CAPITAL RESOURCES
Operating Activities
Cash used in operating activities totaled $627.8 million and $648.7 million for the six months ended April 2, 2016 and March 28, 2015, respectively. Excluding the impact of discontinued operations, cash used in operating activities totaled $640.0 million and $668.3 million for the six months ended April 2, 2016 and March 28, 2015, respectively.
Cash used in operating activities decreased $20.9 million, driven by an increase in net income of $78.8 million, which included insurance reimbursement recoveries of $45.0 million related to the Bonus S® consumer complaint matter, partially offset by an increase in cash used for working capital. The increase in cash used for working capital was primarily due to increased inventory production in the first six months of fiscal 2016 as compared to the first six months of fiscal 2015, as well as timing of customer receipts as compared to payment of current liabilities.
Investing Activities
Cash used in investing activities totaled $98.2 million and $73.3 million for the six months ended April 2, 2016 and March 28, 2015, respectively. Cash used in investing activities related to the SLS Business totaled $0.1 million and $21.9 million for the six months ended April 2, 2016 and March 28, 2015, respectively.
Cash used for investments in property, plant and equipment during the first six months of fiscal 2016 and fiscal 2015 was $24.4 million and $28.0 million, respectively. During the six months ended April 2, 2016, we made an investment in Bonnie in the amount of $72.0 million and an unconsolidated affiliate of $2.0 million. During the six months ended March 28, 2015, we completed the acquisition of three growing media businesses within our U.S. Consumer and Other segments for $33.6 million, and Scotts LawnService® completed the acquisition of Action Pest for $21.7 million. These acquisitions included cash payments of $50.5 million during the first six months of fiscal 2015.
Financing Activities
Financing activities provided cash of $713.5 million and $693.6 million for the six months ended April 2, 2016 and March 28, 2015, respectively. The increase in cash provided by financing activities of $19.9 million was the result of the issuance of $400.0 million aggregate principal amount of 6.000% Senior Notes, partially offset by the repayment of $200.0 million aggregate principal amount of 6.625% Senior Notes, a decrease in net borrowings under our credit facilities of $131.6 million, payment of financing and issuance fees of $10.5 million related to our new credit agreement and the 6.000% Senior Notes, an increase in repurchases of our Common Shares of $28.0 million and a decrease in cash received from the exercise of stock options of $7.0 million.

Cash and Cash Equivalents
Our cash and cash equivalents were held in cash depository accounts with major financial institutions around the world or invested in high quality, short-term liquid investments having original maturities of three months or less. The cash and cash equivalents balances of $57.3 million and $54.8 million as of as of April 2, 2016 and March 28, 2015, respectively, included $46.2 million and $46.2 million, respectively, held by controlled foreign corporations. Our current plans do not demonstrate a need to, nor do we have plans to, repatriate the retained earnings from these foreign corporations as the earnings are indefinitely reinvested. However, in the future, if we determine it is necessary to repatriate these funds, or we sell or liquidate any of these foreign corporations, we may be required to pay associated taxes on the repatriation, sale or liquidation.
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
At April 2, 2016, we had letters of credit outstanding in the aggregate principal amount of $28.2 million, and $496.8 million of availability under the new credit agreement, subject to our continued compliance with covenants discussed below. The weighted average interest rates on average borrowings under the new credit agreement and the former credit facility were 3.7% and 3.9% for the six months ended April 2, 2016 and March 28, 2015, respectively.
We maintain a Master Accounts Receivable Purchase Agreement (“MARP Agreement”), which provides for the discretionary sale by us, and the discretionary purchase (outside of the commitment period specified in the MARP Agreement) by the participating banks, on a revolving basis, of accounts receivable generated by sales to three specified account debtors in an aggregate amount not to exceed $400.0 million.
On March 23, 2016, we amended the MARP Agreement in the following significant respects: (1) to include subsidiaries and affiliates of the approved debtors into the definition of approved debtors; (2) to require Scotts LLC to repurchase all receivables (including any defaulted receivables) from the banks on each settlement date; and (3) to provide the administrative agent and the banks with full recourse to Scotts LLC in case of non-payment of any purchased receivable on the maturity date thereof, regardless of the reason for such non-payment. Under the terms of the amended MARP Agreement, the banks have the opportunity to purchase those accounts receivable offered by us at a discount (from the agreed base value thereof) effectively equal to the one-week LIBOR plus 0.95%.
During the commitment period, which will begin no earlier than February 26, 2016 and end no later than June 17, 2016, the banks will be required to purchase such accounts receivable in an aggregate committed amount not to exceed $160.0 million. The commencement and continuation of the commitment period will be subject to, among other things, the absence of any termination event under the MARP Agreement or any default or event of default under the new credit agreement. There were $166.7 million and $301.3 million in borrowings or receivables pledged as collateral under the MARP Agreement as of April 2, 2016 and March 28, 2015. The carrying value of the receivables pledged as collateral was $208.4 million as of April 2, 2016 and $376.7 million as of March 28, 2015. As of April 2, 2016, there was $233.3 million of availability under the MARP Agreement.
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
We were in compliance with all debt covenants as of April 2, 2016. Our new credit agreement contains, among other obligations, an affirmative covenant regarding our leverage ratio on the last day of each quarter, calculated as our net indebtedness divided by adjusted earnings before interest, taxes, depreciation and amortization. The maximum leverage ratio was 4.50 as of April 2, 2016. Our leverage ratio was 2.45 at April 2, 2016. Our new credit agreement also includes an affirmative covenant regarding our interest coverage. The minimum interest coverage ratio was 3.00 for the twelve months ended April 2, 2016. Our interest coverage ratio was 9.72 for the twelve months ended April 2, 2016. The new credit agreement allows us to make unlimited restricted payments (as defined in the new credit agreement), including increased or one-time dividend payments and Common Share repurchases, as long as the leverage ratio resulting from the making of such restricted payments is 4.00 or less. Otherwise we may only make restricted payments in an aggregate amount for each fiscal year not to exceed the amount set forth in the new credit agreement for such fiscal year ($175.0 million for 2016 and 2017 and $200.0 million for 2018 and in each fiscal year thereafter).
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
Contractual Obligations
Other than the changes to our borrowing agreements during our first quarter of fiscal 2016, there have been no material changes outside of the ordinary course of business in our outstanding contractual obligations since the end of fiscal 2015 and through April 2, 2016.
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
In addition, there were no changes in the Registrant’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during the Registrant’s fiscal quarter ended April 2, 2016 that have materially affected, or are reasonably likely to materially affect, the Registrant’s internal control over financial reporting.

PART II—OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

There have been no material changes to the pending legal proceedings disclosed in the 2015 Annual Report.
ITEM 1A. RISK FACTORS

The Company's risk factors as of April 2, 2016 have not changed materially from those described in “ITEM IA. RISK FACTORS” in the 2015 Annual Report.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The payment of future dividends, if any, on the Common Shares will be determined by the Board of Directors in light of conditions then existing, including the Company’s earnings, financial condition and capital requirements, restrictions in financing agreements, business conditions and other factors. The terms of the new credit agreement allow the Company to make unlimited restricted payments (as defined in the new credit agreement), including increased or one-time dividend payments and Common Share repurchases, so long as the leverage ratio resulting from the making of such restricted payments is 4.00 or less. Otherwise the Company may only make restricted payments in an aggregate amount for each fiscal year not to exceed the amount set forth in the new credit agreement for such fiscal year ($175.0 million for 2016 and 2017 and $200.0 million for 2018 and in each fiscal year thereafter). Our leverage ratio was 2.45 at April 2, 2016.

(a) Issuer Purchases of Equity Securities

The following table shows the purchases of Common Shares made by or on behalf of Scotts Miracle-Gro or any “affiliated purchaser” (as defined in Rule 10b-18(a)(3) under the Securities Exchange Act of 1934, as amended) of Scotts Miracle-Gro for each fiscal month in the three months ended April 2, 2016:

Period	Total Number of Common Shares Purchased(1)	Average Price Paid per Common Share(2)	Total Number of Common Shares Purchased as Part of Publicly Announced Plans or Programs(3)	Approximate Dollar Value of Common Shares That May Yet be Purchased Under the Plans or Programs(3)
January 3 through January 30	241,985	$64.15	240,500	$469,759,550
January 31 through February 27	233,080	$65.64	231,700	$454,556,113
February 28 through April 2	175,197	$70.95	171,500	$442,394,885
Total	650,262	$66.52	643,700

(1)
All of the Common Shares purchased during the quarter were purchased in open market transactions. The total number of Common Shares purchased during the quarter includes 6,563 Common Shares purchased by the trustee of the rabbi trust established by the Company as permitted pursuant to the terms of The Scotts Company LLC Executive Retirement Plan (the “ERP”). The ERP is an unfunded, non-qualified deferred compensation plan which, among other things, provides eligible employees the opportunity to defer compensation above specified statutory limits applicable to The Scotts Company LLC Retirement Savings Plan and with respect to any Executive Management Incentive Pay (as defined in the ERP), Performance Award (as defined in the ERP) or other bonus awarded to such eligible employees. Pursuant to the terms of the ERP, each eligible employee has the right to elect an investment fund, including a fund consisting of Common Shares (the “Scotts Miracle-Gro Common Stock Fund”), against which amounts allocated to such employee’s account under the ERP, including employer contributions, will be benchmarked (all ERP accounts are bookkeeping accounts only and do not represent a claim against specific assets of the Company). Amounts allocated to employee accounts under the ERP represent deferred compensation obligations of the Company. The Company established the rabbi trust in order to assist the Company in discharging such deferred compensation obligations. When an eligible employee elects to benchmark some or all of the amounts allocated to such employee’s account against the Scotts Miracle-Gro Common Stock Fund, the trustee of the rabbi trust purchases the number of Common Shares equivalent to the amount so benchmarked. All Common Shares purchased by the trustee are purchased on the open market and are held in the rabbi trust until such time as they are distributed pursuant to the terms of the ERP. All assets of the rabbi trust, including any Common Shares purchased by the trustee, remain, at all times, assets of the Company, subject to the claims of its creditors. The terms of the ERP do not provide for a specified limit on the number of Common Shares that may be purchased by the trustee of the rabbi trust.

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

ITEM 6. EXHIBITS
See Index to Exhibits at page 58 for a list of the exhibits included herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

THE SCOTTS MIRACLE-GRO COMPANY

Date: May 11, 2016	/s/ THOMAS RANDAL COLEMAN
Printed Name: Thomas Randal Coleman
Title: Executive Vice President and Chief Financial Officer

THE SCOTTS MIRACLE-GRO COMPANY
QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED APRIL 2, 2016

INDEX TO EXHIBITS

EXHIBIT NO.	DESCRIPTION	LOCATION

10.1
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
Incorporated herein by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended January 2, 2016 filed February 11, 2016 [Exhibit 10.3]

10.2	Incentive Compensation/Retention Award Agreement, dated February 11, 2016, between The Scotts Miracle-Gro Company and Michael C. Lukemire	*

10.3	Consulting Agreement, dated February 12, 2016, between The Scotts Company LLC and Hanft Projects LLC	*

10.4	Form of Aircraft Time Sharing Agreement for Executive Officers	*

10.5
Waiver and First Amendment to Amended and Restated Master Accounts Receivable Purchase Agreement, dated as of March 23, 2016, among The Scotts Miracle-Gro Company, The Scotts Company LLC, the Banks party thereto and Mizuho Bank, Ltd., as Administrative Agent
Incorporated herein by reference to the Registrant’s Current Report on Form 8-K filed March 29, 2016 [Exhibit 10.1]

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