Form 10-Q
period 2016-07-02
SCOTTS MIRACLE-GRO CO
filed 2016-08-10
CIK 825542

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_________________________________________
FORM 10-Q
_________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended July 2, 2016
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

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐     No  ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding at August 5, 2016
Common Shares, $0.01 stated value, no par value	60,606,902 Common Shares

PART I—FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

THE SCOTTS MIRACLE-GRO COMPANY
Condensed Consolidated Statements of Operations
(In millions, except per common share data)
(Unaudited)

	THREE MONTHS ENDED		NINE MONTHS ENDED
	JULY 2, 2016	JUNE 27, 2015	JULY 2, 2016	JUNE 27, 2015
Net sales	$994.1	$1,111.3	$2,433.8	$2,352.6
Cost of sales	636.3	722.1	1,532.6	1,531.8
Cost of sales—impairment, restructuring and other	0.4	3.4	5.5	3.6
Gross profit	357.4	385.8	895.7	817.2
Operating expenses:
Selling, general and administrative	151.9	155.3	466.1	449.5
Impairment, restructuring and other	(5.8)	40.9	(51.7)	54.0
Other income, net	(5.6)	(1.8)	(7.1)	(2.4)
Income from operations	216.9	191.4	488.4	316.1
Equity in loss of unconsolidated affiliates	3.5	—	3.5	—
Costs related to refinancing	—	—	8.8	—
Interest expense	16.9	14.3	52.3	39.0
Income from continuing operations before income taxes	196.5	177.1	423.8	277.1
Income tax expense from continuing operations	69.5	62.0	150.3	97.0
Income from continuing operations	127.0	115.1	273.5	180.1
Income from discontinued operations, net of tax	85.7	17.9	68.2	3.2
Net income	$212.7	$133.0	$341.7	$183.3
Net loss attributable to noncontrolling interest	0.4	0.4	0.2	0.1
Net income attributable to controlling interest	$213.1	$133.4	$341.9	$183.4

Basic income per common share:
Income from continuing operations	$2.09	$1.89	$4.46	$2.95
Income from discontinued operations	1.40	0.29	1.11	0.06
Basic income per common share	$3.49	$2.18	$5.57	$3.01
Weighted-average common shares outstanding during the period	61.1	61.3	61.3	61.0

Diluted income per common share:
Income from continuing operations	$2.06	$1.85	$4.40	$2.90
Income from discontinued operations	1.38	0.29	1.10	0.05
Diluted income per common share	$3.44	$2.14	$5.50	$2.95
Weighted-average common shares outstanding during the period plus dilutive potential common shares	61.9	62.3	62.2	62.1

Dividends declared per common share	$0.470	$0.450	$1.410	$1.350
See Notes to Condensed Consolidated Financial Statements.

THE SCOTTS MIRACLE-GRO COMPANY
Condensed Consolidated Statements of Comprehensive Income (Loss)
(In millions)
(Unaudited)

	THREE MONTHS ENDED		NINE MONTHS ENDED
	JULY 2, 2016	JUNE 27, 2015	JULY 2, 2016	JUNE 27, 2015
Net income	$212.7	$133.0	$341.7	$183.3
Other comprehensive income (loss):
Net foreign currency translation adjustment	(12.3)	2.5	(14.8)	(8.8)
Net unrealized (gain) loss on derivative instruments, net of tax of $0.7, $0.3, $1.7 and $2.7, respectively	(1.2)	0.5	(2.8)	(4.4)
Reclassification of net unrealized losses on derivatives to net income, net of tax of $1.1, $1.4, $3.3 and $3.5, respectively	1.7	2.3	5.3	5.6
Reclassification of net pension and post-retirement benefit loss to net income, net of tax of $0.6, $0.5, $1.0 and $1.4, respectively	0.9	0.8	1.6	2.3
Total other comprehensive income (loss)	(10.9)	6.1	(10.7)	(5.3)
Comprehensive income	$201.8	$139.1	$331.0	$178.0
See Notes to Condensed Consolidated Financial Statements.

THE SCOTTS MIRACLE-GRO COMPANY
Condensed Consolidated Statements of Cash Flows
(In millions)
(Unaudited)

	NINE MONTHS ENDED
	JULY 2, 2016	JUNE 27, 2015
OPERATING ACTIVITIES
Net income	$341.7	$183.3
Adjustments to reconcile net income to net cash used in operating activities:
Impairment, restructuring and other	0.2	4.3
Costs related to refinancing	2.2	—
Share-based compensation expense	13.7	11.4
Depreciation	40.2	38.2
Amortization	14.1	12.3
(Gain) loss on sale of assets	(1.2)	0.6
Gain on contribution of SLS Business	(142.6)	—
Equity in loss of unconsolidated affiliates	3.5	—
Changes in assets and liabilities, net of acquired businesses:
Accounts receivable	(447.8)	(475.6)
Inventories	(52.6)	(21.1)
Prepaid and other assets	(27.5)	(15.7)
Accounts payable	51.1	125.8
Other current liabilities	147.2	114.4
Restructuring reserves	(9.6)	37.0
Other non-current items	44.8	3.2
Other, net	(6.3)	6.1
Net cash (used in) provided by operating activities	(28.9)	24.2

INVESTING ACTIVITIES
Proceeds from sale of long-lived assets	2.4	5.3
Investments in property, plant and equipment	(35.7)	(41.2)
Investments in loans receivable	(90.0)	—
Net distributions from unconsolidated affiliates	194.1	—
Cash contributed to Joint Venture	(24.2)	—
Investments in acquired businesses, net of cash acquired	(161.4)	(179.1)
Net cash used in investing activities	(114.8)	(215.0)

FINANCING ACTIVITIES
Borrowings under revolving and bank lines of credit and term loans	1,882.6	1,440.7
Repayments under revolving and bank lines of credit and term loans	(1,762.9)	(1,175.9)
Proceeds from issuance of 6.000% Senior Notes	400.0	—
Repayment of 6.625% Senior Notes	(200.0)	—
Financing and issuance fees	(11.2)	—
Dividends paid	(86.4)	(82.4)
Purchase of Common Shares	(81.2)	(14.8)
Payments on seller notes	(2.3)	(0.8)
Excess tax benefits from share-based payment arrangements	4.3	2.9
Cash received from the exercise of stock options	9.9	16.5
Net cash provided by financing activities	152.8	186.2
Effect of exchange rate changes on cash	(3.3)	(4.8)
Net increase in cash and cash equivalents	5.8	(9.4)
Cash and cash equivalents at beginning of period	71.4	89.3
Cash and cash equivalents at end of period	$77.2	$79.9

SUPPLEMENTAL CASH FLOW INFORMATION
Interest paid	$(48.1)	$(39.3)
Call premium on 6.625% Senior Notes	(6.6)	—
Income taxes paid	(52.3)	(53.7)
See Notes to Condensed Consolidated Financial Statements.

THE SCOTTS MIRACLE-GRO COMPANY
Condensed Consolidated Balance Sheets
(In millions, except stated value per share)
(Unaudited)

	JULY 2, 2016	JUNE 27, 2015	SEPTEMBER 30, 2015
ASSETS
Current assets:
Cash and cash equivalents	$77.2	$79.9	$71.4
Accounts receivable, less allowances of $10.5, $9.2 and $6.5, respectively	359.7	406.7	157.7
Accounts receivable pledged	435.1	376.4	152.9
Inventories	469.9	399.8	395.8
Assets held for sale	—	223.2	220.3
Prepaid and other current assets	139.2	125.9	121.1
Total current assets	1,481.1	1,611.9	1,119.2
Investment in unconsolidated affiliate	94.4	—	—
Property, plant and equipment, net of accumulated depreciation of $623.5 $605.6 and $593.9, respectively	449.6	437.9	444.1
Goodwill	346.0	282.1	283.8
Intangible assets, net	750.6	661.6	655.1
Other assets	138.0	24.6	25.0
Total assets	$3,259.7	$3,018.1	$2,527.2

LIABILITIES AND EQUITY
Current liabilities:
Current portion of debt	$382.5	$314.0	$132.6
Accounts payable	249.5	308.6	193.1
Marketing and license agreement obligation	—	300.0	—
Liabilities held for sale	—	63.4	41.7
Other current liabilities	359.2	362.2	251.2
Total current liabilities	991.2	1,348.2	618.6
Long-term debt	1,130.3	734.9	1,025.0
Other liabilities	306.0	241.6	250.5
Total liabilities	2,427.5	2,324.7	1,894.1
Contingencies (Note 12)
Shareholders’ equity:
Common shares and capital in excess of $.01 stated value per share; 60.8, 61.3 and 61.4 shares issued and outstanding, respectively	401.1	403.9	400.4
Retained earnings	938.6	737.1	684.2
Treasury shares, at cost; 7.3, 6.9 and 6.7 shares, respectively	(409.3)	(369.5)	(357.1)
Accumulated other comprehensive loss	(117.5)	(91.5)	(106.8)
Total shareholders’ equity - controlling interest	812.9	680.0	620.7
Noncontrolling interest	19.3	13.4	12.4
Total equity	832.2	693.4	633.1
Total liabilities and equity	$3,259.7	$3,018.1	$2,527.2
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
Prior to April 13, 2016, the Company operated the Scotts LawnService® business (the “SLS Business”), which provides residential and commercial lawn care, tree and shrub care and pest control services in the United States. On April 13, 2016, pursuant to the terms of the Contribution and Distribution Agreement (the “Contribution Agreement”) between the Company and TruGreen Holding Corporation (“TruGreen Holdings”), the Company completed the contribution of the SLS Business to a newly formed subsidiary of TruGreen Holdings (the “Joint Venture”) in exchange for a minority equity interest of approximately 30% in the Joint Venture. As a result, effective in its second quarter of fiscal 2016, the Company classified its results of operations for all periods presented to reflect the SLS Business as a discontinued operation and classified the assets and liabilities of the SLS Business as held for sale. See “NOTE 2. DISCONTINUED OPERATIONS” for further discussion. Prior to being reported as discontinued operations, the SLS Business was included as its own reportable segment. Refer to “NOTE 15. SEGMENT INFORMATION” for discussion of the Company’s new reportable segments identified effective in the second quarter of fiscal 2016.
Due to the nature of the consumer lawn and garden business, the majority of the Company’s sales to customers occur in the Company’s second and third fiscal quarters. On a combined basis, net sales for the second and third quarters of the last three fiscal years represented in excess of 75% of the Company’s annual net sales.
The Company follows a 13-week quarterly accounting cycle pursuant to which the first three fiscal quarters end on a Saturday and the fiscal year always ends on September 30. This fiscal calendar convention requires the Company to cycle forward the first three fiscal quarter ends every six years. Fiscal 2016 is the most recent year impacted by this process and, as a result, the first quarter of fiscal 2016 had six additional days and the fourth quarter of fiscal 2016 will have five less days compared to the corresponding quarters of fiscal 2015. In addition, the third quarter of fiscal 2016 began six days later than the third quarter of fiscal 2015 and these six days occurred during the Company’s peak selling season. The Company’s third quarter of fiscal 2016 ended on July 2, 2016 while the Company’s third quarter of fiscal 2015 ended on June 27, 2015.
Organization and Basis of Presentation
The Company’s unaudited condensed consolidated financial statements for the three and nine months ended July 2, 2016 and June 27, 2015 are presented in accordance with accounting principles generally accepted in the United States of America (“GAAP”). The condensed consolidated financial statements include the accounts of Scotts Miracle-Gro and its subsidiaries. All intercompany transactions and accounts have been eliminated in consolidation. The Company’s consolidation criteria are based on majority ownership (as evidenced by a majority voting interest in the entity) and an objective evaluation and determination of effective management control. AeroGrow International, Inc. (“AeroGrow”) and Gavita Holdings B.V., and its subsidiaries (collectively, “Gavita”), in which the Company has controlling interests, are consolidated, with the equity owned by other shareholders shown as noncontrolling interest in the Condensed Consolidated Balance Sheets, and the other shareholders’ portion of net earnings and other comprehensive income shown as net income (loss) or comprehensive income attributable to noncontrolling interest in the Condensed Consolidated Statements of Operations and Condensed Consolidated Statements of Comprehensive Income (Loss), respectively. In the opinion of management, interim results reflect all normal and recurring adjustments and are not necessarily indicative of results for a full year.
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
Under the terms of the Marketing, R&D and Ancillary Services Agreement (the “Services Agreement”) with Bonnie Plants, Inc. (“Bonnie”) and its sole shareholder, Alabama Farmers Cooperative (“AFC”), entered into in the second quarter of fiscal 2016, the Company provides marketing, research and development and certain ancillary services to Bonnie for reimbursement of certain costs and a commission fee earned based on a percentage of the growth in actual earnings before interest, income taxes and amortization of Bonnie’s business of planting, growing, developing, manufacturing, distributing, marketing, and selling live plants, plant food, fertilizer and potting soil (the “Bonnie Business”). The commission earned under the Services Agreement is included in the “Net sales” line in the Condensed Consolidated Statements of Operations. Additionally, the Company records costs incurred under the Services Agreement for which the Company is the primary obligor on a gross basis, recognizing such costs in the “Cost of sales” line and the reimbursement of these costs in the “Net sales” line, with no effect on gross profit dollars or net income.
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
Interest income is recorded on an accrual basis, and is recognized in the “Other income, net” line in the Condensed Consolidated Statements of Operations. Interest income was $1.7 million and $2.2 million for the three and nine months ended July 2, 2016.
Long-lived Assets
The Company had non-cash investing activities of $1.9 million and $1.6 million during the nine months ended July 2, 2016 and June 27, 2015, respectively, representing unpaid liabilities incurred during each period to acquire property, plant and equipment.
Statements of Cash Flows
The Company uses the “cumulative earnings” approach for determining cash flow presentation of distributions from unconsolidated affiliates. Distributions received are included in the Condensed Consolidated Statements of Cash Flows as operating activities, unless the cumulative distributions exceed the portion of the cumulative equity in the net earnings of the unconsolidated affiliate, in which case the excess distributions are deemed to be returns of the investment and are classified as investing activities in the Condensed Consolidated Statements of Cash Flows.

RECENT ACCOUNTING PRONOUNCEMENTS
Revenue Recognition from Contracts with Customers

In May 2014, the Financial Accounting Standards Board (“FASB”) issued amended accounting guidance that replaces most existing revenue recognition guidance under GAAP. This guidance requires companies to recognize revenue in a manner that depicts the transfer of promised goods or services to customers in amounts that reflect the consideration to which a company expects to be entitled in exchange for those goods or services. The new standard also will result in enhanced disclosures about the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers. Subsequently, additional guidance was issued on several areas including guidance intended to improve the operability and understandability of the implementation of principal versus agent considerations and clarifications on the identification of performance obligations and implementation of guidance related to licensing. The provisions are effective for the Company’s financial statements no later than the fiscal year beginning October 1, 2018. The standard allows for either a full retrospective or a modified retrospective transition method. The Company is currently evaluating the impact of this standard on its consolidated results of operations, financial position and cash flows.
Debt Issuance Costs
In April 2015, the FASB issued an accounting standard update that requires debt issuance costs related to a recognized debt liability to be presented in the balance sheet as a direct deduction from the corresponding debt liability rather than as an asset. The provisions are effective retrospectively for the Company’s financial statements for the fiscal year beginning October 1, 2016. The adoption of the amended guidance impacts presentation and disclosure of debt issuance costs and is not expected to have a significant impact on the Company’s consolidated financial position, results of operations or cash flows.
Business Combinations
In September 2015, the FASB issued an accounting standard update to simplify the accounting for measurement-period adjustments by requiring an acquirer to recognize adjustments to provisional amounts that are identified during the measurement period in the reporting period in which the adjustment amounts are determined, and requiring disclosure of the portion of the amount recorded in current period earnings by line item that would have been recorded in previous reporting periods if the adjustment to the provisional amounts had been recognized as of the acquisition date. The provisions are effective prospectively for the Company’s financial statements no later than the fiscal year beginning October 1, 2016 and are not expected to have a significant impact on the Company’s consolidated financial position, results of operations or cash flows.
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

NOTE 2. DISCONTINUED OPERATIONS
On April 13, 2016, pursuant to the terms of the Contribution Agreement, the Company completed the contribution of the SLS Business to the Joint Venture in exchange for a minority equity interest of approximately 30% in the Joint Venture. As a result, effective in its second quarter of fiscal 2016, the Company classified its results of operations for all periods presented to reflect the SLS Business as a discontinued operation and classified the assets and liabilities of the SLS Business as held for sale. The Company’s gain on the contribution of $142.6 million, partially offset by the provision for deferred income taxes of $56.2 million, has been recorded in the third quarter of fiscal 2016 within results from discontinued operations. This amount is subject to further post-closing adjustments including working capital adjustments and finalization of the fair value of the approximately 30% interest in the Joint Venture.
The following table summarizes the results of the SLS Business within discontinued operations for each of the periods presented:

	THREE MONTHS ENDED		NINE MONTHS ENDED
	JULY 2, 2016	JUNE 27, 2015	JULY 2, 2016	JUNE 27, 2015
	(In millions)
Net sales	$9.2	$103.5	$101.2	$180.7
Operating costs	10.3	78.6	117.4	177.0
Impairment, restructuring and other	—	—	13.6	1.4
Other income, net	—	(1.4)	(1.5)	(2.6)
Gain on contribution of SLS Business	(142.6)	—	(142.6)	—
Income from discontinued operations before income taxes	141.5	26.3	114.3	4.9
Income tax expense from discontinued operations	55.8	8.4	46.1	1.7
Income from discontinued operations, net of tax	$85.7	$17.9	$68.2	$3.2
The following table summarizes the major classes of assets and liabilities of the SLS Business for each of the periods presented:

	JULY 2, 2016	JUNE 27, 2015	SEPTEMBER 30, 2015
	(In millions)
Accounts receivable, net	$—	$29.8	$33.6
Inventories	—	16.0	11.8
Prepaid and other assets	—	9.3	8.3
Property, plant and equipment, net	—	10.0	9.6
Goodwill and intangible assets, net	—	158.1	157.0
Assets held for sale	$—	$223.2	$220.3

Current portion of debt	$—	$2.4	$2.2
Accounts payable	—	7.1	4.8
Other current liabilities	—	48.6	29.2
Long-term debt	—	3.5	3.5
Other liabilities	—	1.8	2.0
Liabilities held for sale	$—	$63.4	$41.7
The Condensed Consolidated Statements of Cash Flows do not present the cash flows from discontinued operations separately from cash flows from continuing operations. Cash provided by operating activities from the SLS Business was $38.9 million and $30.1 million for the nine months ended July 2, 2016 and June 27, 2015, respectively. Cash used in investing activities related to the SLS Business was $1.4 million and $23.4 million for the nine months ended July 2, 2016 and June 27, 2015, respectively.

NOTE 3. ACQUISITIONS AND INVESTMENTS
Fiscal 2016
On May 26, 2016, the Company, through its subsidiary The Hawthorne Gardening Company, acquired majority control and a 75% economic interest in Gavita for $136.2 million. The remaining 25% interest was retained by Gavita’s former ownership group. This transaction provides the Company’s Other segment with a presence in the lighting category of indoor and urban gardening, which is a part of the Company’s long-term growth strategy. Gavita, which is based in the Netherlands, is a leading producer and marketer of indoor lighting used in the greenhouse and hydroponic markets, predominately in the United States and Europe. The purchase price includes contingent consideration with an estimated fair value of $2.5 million, the payment of which will depend on the performance of the business through calendar year 2019. The preliminary valuation of the acquired assets included (i) $35.0 million of inventory and accounts receivable, (ii) $1.5 million in fixed assets, (iii) $13.6 million of accounts payable and other current liabilities, (iv) $5.5 million of short term debt, (v) $97.6 million of finite-lived identifiable intangible assets, and (vi) $60.2 million of tax-deductible goodwill. Identifiable intangible assets included tradenames, customer relationships and non-compete arrangements with useful lives ranging between 5 and 25 years. The estimated fair values of the identifiable intangible assets were determined using an income-based approach, which includes market participant expectations of cash flows that an asset will generate over the remaining useful life discounted to present value using an appropriate discount rate. Net sales for Gavita included within the Other segment for the three and nine months ended July 2, 2016 were $7.0 million. Gavita’s former ownership group has retained a 25% noncontrolling interest in Gavita consisting of ownership of 5% of the outstanding shares of Gavita and a loan with interest payable based on annual profits of Gavita. The loan represents a non-cash financing activity and has been recorded at fair value in the “Long-term debt” line in the Condensed Consolidated Balance Sheets, with changes in fair value recognized in the “Other income (loss), net” line in the Condensed Consolidated Statements of Operations. The preliminary valuation of the loan was $37.7 million at July 2, 2016. The fair value measurement was classified in Level 3 of the fair value hierarchy.
In the third quarter of fiscal 2016, the Company completed an acquisition within the Other segment to expand its Canadian growing media operations for an estimated purchase price of $34.4 million. The purchase price includes contingent consideration with an estimated fair value of $10.8 million, the payment of which will depend on the performance of the business in calendar years 2016 and 2017. The preliminary valuation of the acquired assets included (i) $4.2 million of inventory and accounts receivable, (ii) $18.8 million in fixed assets, (iii) $11.5 million of finite-lived identifiable intangible assets, and (iv) $0.9 million of tax-deductible goodwill. Identifiable intangible assets included peat bog lease rights, tradenames, customer relationships and non-compete arrangements with useful lives ranging between 5 and 25 years. The estimated fair values of the identifiable intangible assets were determined using an income-based approach, which includes market participant expectations of cash flows that an asset will generate over the remaining useful life discounted to present value using an appropriate discount rate. Net sales related to this acquisition included within the Other segment for the three and nine months ended July 2, 2016 were $3.2 million.
These acquisitions include non-cash investing activities of $13.3 million representing contingent consideration. The payment of these amounts will depend on the future performance of the business, subject to adjustment for certain contractually defined metrics.
Subsequent to July 2, 2016, the Company entered into a definitive agreement to acquire American Agritech, LLC d/b/a Botanicare, an Arizona-based leading producer of plant nutrients, plant supplements and growing systems used for hydroponic gardening. This acquisition is expected to close during calendar year 2016.
In the second quarter of fiscal 2016, the Company entered into definitive agreements with Bonnie and its sole shareholder, AFC, providing for the Company’s participation in the Bonnie Business. The Company’s participation includes a Term Loan Agreement from the Company to AFC, with Bonnie as guarantor, in the amount of $72.0 million with a fixed coupon rate of 6.95% (the “Term Loan”) as well as a Services Agreement pursuant to which the Company will provide marketing, research and development and certain ancillary services to the Bonnie Business for a commission fee based on the profits of the Bonnie Business and the reimbursement of certain costs. These agreements also include options beginning in fiscal 2020 that provide for either (i) the Company to increase its economic interest in the Bonnie Business or (ii) AFC and Bonnie to repurchase the Company’s economic interest in the Bonnie Business. During the three and nine months ended July 2, 2016, the Company recognized commission fees of $3.1 million and recognized cost reimbursements of $0.4 million and $0.6 million, respectively.
Fiscal 2015
On March 30, 2015, the Company acquired the assets of General Hydroponics, Inc. (“General Hydroponics”) and Bio-Organic Solutions, Inc. (“Vermicrop”) for $120.0 million and $15.0 million, respectively. This transaction provided the Company’s Other segment with an additional entry into the indoor and urban gardening market, which is a part of the Company’s long-term growth strategy. General Hydroponics and Vermicrop are leading producers of liquid plant food products, growing media, and accessories for the hydroponics markets. The General Hydroponics purchase price included non-cash investing activity of $1.0 million representing the deferral of a portion of the purchase price into fiscal 2016, of which $0.5 million was paid in the second quarter of fiscal 2016. The Vermicrop purchase price included $5.0 million of contingent consideration, which was paid during the third quarter of fiscal 2016. The Vermicrop purchase price and contingent consideration was paid in common shares of Scotts Miracle-Gro (“Common Shares”) based on the average share price at the time of payment. The valuation of the acquired assets was determined during the third quarter of fiscal 2015 and included (i) $14.2 million of inventory and accounts receivable, (ii) $5.7 million in fixed assets, (iii) $65.0 million of finite-lived identifiable intangible assets, and (iv) $53.9 million of tax-deductible goodwill. Identifiable intangible assets included tradenames, customer relationships and non-compete arrangements with useful lives ranging between 5 and 26 years. The estimated fair values of the identifiable intangible assets were determined using an income-based approach, which includes market participant expectations of cash flows that an asset will generate over the remaining useful life discounted to present value using an appropriate discount rate. Net sales for General Hydroponics and Vermicrop included within the Other segment for the three and nine months ended July 2, 2016 were $20.0 million and $48.2 million, respectively.
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
NOTE 4. INVESTMENT IN UNCONSOLIDATED AFFILIATE
As of July 2, 2016, the Company held a minority equity interest of approximately 30% in the Joint Venture. This interest was initially recorded at an estimated fair value of $294.0 million on the transaction date and subsequently is accounted for using the equity method of accounting, with the Company's proportionate share of Joint Venture earnings reflected in the Condensed Consolidated Statements of Operations. In addition, the Company and TruGreen Holdings entered into a limited liability company agreement (the “LLC Agreement”) governing the management of the Joint Venture, as well as certain ancillary agreements including a transition services agreement and an employee leasing agreement. The LLC Agreement provides the Company with minority representation on the board of directors of the Joint Venture.
In connection with the closing of the transactions contemplated by the Contribution Agreement on April 13, 2016, the Joint Venture obtained debt financing and made an excess distribution of $196.2 million to the Company which has been recorded as a return of investment and classified as a cash inflow from investing activities in the Condensed Consolidated Statement of Cash Flows. The Company also provided an $18.0 million investment in second lien term loan financing to the Joint Venture. The Company was reimbursed $5.5 million during the three months ended July 2, 2016 and has accounts receivable of $30.0 million at July 2, 2016 for expenses incurred pursuant to a short-term transition services agreement and an employee leasing agreement.
    The Company recognized equity in losses of unconsolidated affiliates of $3.5 million for the three and nine months ended July 2, 2016. Included within losses of unconsolidated affiliates for the three and nine months ended July 2, 2016 is the Company’s share of impairment, restructuring and other charges of $17.0 million. These charges included $10.8 million for transaction costs, $0.6 million for nonrecurring integration and separation costs and $5.6 million for a non-cash fair value write-down adjustment on its deferred revenue. At July 2, 2016, consolidated retained earnings contained losses of $2.3 million, net of tax, of unconsolidated affiliates.

NOTE 5. IMPAIRMENT, RESTRUCTURING AND OTHER
Activity described herein is classified within the “Impairment, restructuring and other” and the “Income from discontinued operations, net of tax” lines in the Condensed Consolidated Statements of Operations.
The following table details impairment, restructuring and other for each of the periods presented:

	THREE MONTHS ENDED		NINE MONTHS ENDED
	JULY 2, 2016	JUNE 27, 2015	JULY 2, 2016	JUNE 27, 2015
	(In millions)
Restructuring and other (recoveries) charges from continuing operations	$(5.4)	$44.3	$(46.2)	$57.6
Restructuring and other (recoveries) charges from discontinued operations	—	—	13.6	1.4
Total impairment, restructuring and other (recoveries) charges	$(5.4)	$44.3	$(32.6)	$59.0
The following table summarizes the activity related to liabilities associated with restructuring and other, excluding insurance reimbursement recoveries, during the nine months ended July 2, 2016 (in millions):

Amounts reserved for restructuring and other at September 30, 2015	$28.1
Restructuring and other charges from continuing operations	9.6
Restructuring and other charges from discontinued operations	13.6
Payments and other	(32.8)
Amounts reserved for restructuring and other at July 2, 2016	$18.5
Included in the restructuring reserves as of July 2, 2016 is $1.9 million that is classified as long-term. Payments against the long-term reserves will be incurred as the employees covered by the restructuring plan retire or through the passage of time. The remaining amounts reserved will continue to be paid out over the course of the next twelve months.
Fiscal 2016
In the first quarter of fiscal 2016, the Company announced a series of initiatives called Project Focus designed to maximize the value of its non-core assets and focus on emerging categories of the lawn and garden industry in its core U.S. business. On April 13, 2016, as part of this project, the Company completed the contribution of the SLS Business to the Joint Venture. As a result, effective in its second quarter of fiscal 2016, the Company classified its results of operations for all periods presented to reflect the SLS Business as a discontinued operation and classified the assets and liabilities of the SLS Business as held for sale. Refer to “NOTE 2: DISCONTINUED OPERATIONS” for more information. During the three and nine months ended July 2, 2016, the Company recognized zero and $9.0 million for the resolution of a prior SLS Business litigation matter, as well as zero and $4.4 million, respectively, in transaction related costs associated with the divestiture of the SLS Business within the “Income from discontinued operations, net of tax” line in the Condensed Consolidated Statements of Operations. In addition, during the three and nine months ended July 2, 2016, the Company recognized costs of $(0.3) million and $2.3 million, respectively, related to other transaction activity within the “Impairment, restructuring and other” line in the Condensed Consolidated Statements of Operations.
During the third quarter of fiscal 2015, the Company’s U.S. Consumer segment began experiencing an increase in certain consumer complaints related to the reformulated Bonus® S fertilizer product sold in the southeastern United States during fiscal 2015 indicating customers were experiencing damage to their lawns after application. During the three and nine months ended July 2, 2016, the Company recognized $0.5 million and $6.9 million, respectively, in costs related to resolving these consumer complaints and the recognition of costs the Company expects to incur for current and expected consumer claims. Costs incurred to date since the inception of this matter, excluding insurance reimbursement recoveries, are $74.3 million. The Company has received reimbursement payments of $60.8 million through the third quarter of fiscal 2016, including $5.9 million and $40.9 million received during the three and nine months ended July 2, 2016, respectively. The Company recorded offsetting insurance reimbursement recoveries upon resolution of the insurer’s review of claim documentation in the amount of $4.9 million in the fourth quarter of fiscal 2015, $50.0 million in the second quarter of fiscal 2016 and $5.9 million in the third quarter of fiscal 2016.

Fiscal 2015
During the three and nine months ended June 27, 2015, the Company recognized $6.6 million and $19.9 million, respectively, in restructuring costs related to termination benefits provided to U.S. and international personnel as part of the Company’s restructuring of its U.S. administrative and overhead functions, the continuation of the international profitability improvement initiative and the liquidation and exit from the U.K. Solus business. These restructuring charges included zero and $4.3 million of costs related to the acceleration of equity compensation expense for the three and nine months ended June 27, 2015, respectively.
During the third quarter of fiscal 2015, the Company recognized $37.7 million in costs related to consumer complaints and claims related to the reformulated Bonus® S fertilizer product sold in the southeastern United States during fiscal 2015.
NOTE 6. INVENTORIES
Inventories consisted of the following for each of the periods presented:

	JULY 2, 2016	JUNE 27, 2015	SEPTEMBER 30, 2015
	(In millions)
Finished goods	$299.9	$247.4	$218.9
Work-in-process	46.6	39.3	48.3
Raw materials	123.4	113.1	128.6
Total inventories	$469.9	$399.8	$395.8

Adjustments to reflect inventories at net realizable values were $15.3 million at July 2, 2016, $20.9 million at June 27, 2015 and $17.8 million at September 30, 2015.
NOTE 7. MARKETING AGREEMENT
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
In consideration for the rights granted to the Company under the Marketing Agreement in 1998, the Company paid a marketing fee of $32 million to Monsanto. The Company deferred this amount on the basis that the payment will provide a future benefit through commissions that will be earned under the Marketing Agreement. The economic useful life over which the marketing fee is being amortized is twenty years, with a remaining unamortized amount of $1.8 million and remaining amortization period of less than three years as of July 2, 2016.
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

	THREE MONTHS ENDED		NINE MONTHS ENDED
	JULY 2, 2016	JUNE 27, 2015	JULY 2, 2016	JUNE 27, 2015
	(In millions)
Gross commission	$37.4	$42.2	$92.3	$74.8
Contribution expenses	(5.0)	(5.0)	(15.0)	(15.0)
Amortization of marketing fee	(0.2)	(0.2)	(0.6)	(0.6)
Net commission	32.2	37.0	76.7	59.2
Reimbursements associated with Marketing Agreement	18.4	16.2	55.2	51.7
Total net sales associated with Marketing Agreement	$50.6	$53.2	$131.9	$110.9
NOTE 8. DEBT
The components of long-term debt are as follows:

	JULY 2, 2016	JUNE 27, 2015	SEPTEMBER 30, 2015
	(In millions)
Credit Facilities:
Revolving loans	$404.9	$525.6	$816.3
Term loans	292.5	—	—
Senior Notes – 6.625%	—	200.0	200.0
Senior Notes – 6.000%	400.0	—	—
Master Accounts Receivable Purchase Agreement	348.0	301.1	122.3
Other	67.4	22.2	19.0
	1,512.8	1,048.9	1,157.6
Less current portions	382.5	314.0	132.6
Long-term debt	$1,130.3	$734.9	$1,025.0
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
At July 2, 2016, the Company had letters of credit outstanding in the aggregate principal amount of $26.8 million, and $1.1 billion of availability under the new credit agreement, subject to the Company’s continued compliance with the covenants discussed below. The weighted average interest rates on average borrowings under the new credit agreement and the former credit facility were 3.9% and 4.1% for the nine months ended July 2, 2016 and June 27, 2015, respectively.
The new credit agreement contains, among other obligations, an affirmative covenant regarding the Company’s leverage ratio on the last day of each quarter calculated as average total indebtedness, divided by the Company’s earnings before interest, taxes, depreciation and amortization (“EBITDA”), as adjusted pursuant to the terms of the new credit agreement (“Adjusted EBITDA”). The maximum leverage ratio was 4.50 as of July 2, 2016. The Company’s leverage ratio was 2.96 at July 2, 2016. The new credit agreement also includes an affirmative covenant regarding its interest coverage ratio. The interest coverage ratio is calculated as Adjusted EBITDA divided by interest expense, as described in the new credit agreement, and excludes costs related to refinancings. The minimum interest coverage ratio was 3.00 for the twelve months ended July 2, 2016. The Company’s interest coverage ratio was 8.22 for the twelve months ended July 2, 2016. The new credit agreement allows the Company to make unlimited restricted payments (as defined in the new credit agreement), including increased or one-time dividend payments and Common Share repurchases, as long as the leverage ratio resulting from the making of such restricted payments is 4.00 or less. Otherwise the Company may only make restricted payments in an aggregate amount for each fiscal year not to exceed the amount set forth in the new credit agreement for such fiscal year ($175.0 million for 2016 and 2017 and $200.0 million for 2018 and each fiscal year thereafter).
Senior Notes - 6.625%
On December 15, 2015, Scotts Miracle-Gro redeemed all $200.0 million aggregate principal amount of its outstanding 6.625% senior notes due 2020 (the “6.625% Senior Notes”) paying a redemption price of $213.2 million, comprised of $6.6 million of accrued and unpaid interest, $6.6 million of call premium and $200.0 million for outstanding principal amount. The $6.6 million call premium charge was recognized within the “Costs related to refinancing” line on the Condensed Consolidated Statement of Operations in the first quarter of fiscal 2016. Additionally, the Company had $2.2 million in unamortized bond discount and issuance costs associated with the 6.625% Senior Notes that were written off and recognized in the “Costs related to refinancing” line on the Condensed Consolidated Statement of Operations in the first quarter of fiscal 2016.
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

On March 23, 2016, Scotts Miracle-Gro and Scotts LLC entered into a Waiver and First Amendment to the MARP Agreement that amends the MARP Agreement in the following significant respects: (1) includes subsidiaries and affiliates of the approved debtors in the definition of approved debtors; (2) requires Scotts LLC to repurchase all receivables (including any defaulted receivables) from the banks on each settlement date; and (3) provides the administrative agent and the banks with full recourse to Scotts LLC in case of non-payment of any purchased receivable on the maturity date thereof, regardless of the reason for such non-payment. Under the terms of the amended MARP Agreement, the banks have the opportunity to purchase those accounts receivable offered by the Company at a discount (from the agreed base value thereof) effectively equal to the one-week LIBO rate plus 0.95%.
The Company accounts for the sale of receivables under the MARP Agreement (as amended) as short-term debt and continues to carry the receivables on its Condensed Consolidated Balance Sheet, primarily as a result of the Company’s requirement to repurchase receivables sold. There were $348.0 million and $301.1 million in borrowings or receivables pledged as collateral under the MARP Agreement as of July 2, 2016 and June 27, 2015, respectively. The carrying value of the receivables pledged as collateral was $435.1 million as of July 2, 2016 and $376.4 million as of June 27, 2015. As of July 2, 2016, there was $26.7 million of availability under the MARP Agreement.
Other
In connection with the acquisition of a controlling interest in Gavita, the Company recorded a loan with interest payable based on the annual profits of Gavita from the noncontrolling ownership group. The loan has been recorded at fair value, with changes in fair value recognized in the “Other income (loss), net” line in the Condensed Consolidated Statements of Operations. The preliminary valuation of the loan was $37.7 million at July 2, 2016.
Interest Rate Swap Agreements
The Company has outstanding interest rate swap agreements with major financial institutions that effectively convert a portion of the Company’s variable-rate debt to a fixed rate. The swap agreements had a total U.S. dollar equivalent notional amount of $650.0 million at July 2, 2016 and $1,300.0 million at June 27, 2015 and September 30, 2015. Interest payments made between the effective date and expiration date are hedged by the swap agreements, except as noted below. The notional amount, effective date, expiration date and rate of each of these swap agreements are shown in the table below.

Notional Amount (in millions)		Effective Date (a)	Expiration Date	Fixed Rate
$50	(d)	12/6/2012	9/6/2017	2.96%
200		2/7/2014	11/7/2017	1.28%
150	(b)	2/7/2017	5/7/2019	2.12%
50	(b)	2/7/2017	5/7/2019	2.25%
200	(c)	12/20/2016	6/20/2019	2.12%

(a)	The effective date refers to the date on which interest payments were, or will be, first hedged by the applicable swap agreement.

(b)	Interest payments made during the three-month period of each year that begins with the month and day of the effective date are hedged by the swap agreement.

(c)	Interest payments made during the six-month period of each year that begins with the month and day of the effective date are hedged by the swap agreement.

(d)	Interest payments made during the nine-month period of each year that begins with the month and day of the effective date are hedged by the swap agreement.
Estimated Fair Values
The methods and assumptions used to estimate the fair values of the Company’s debt instruments are described below:
Credit Facilities
The interest rate currently available to the Company fluctuates with the applicable LIBO rate, prime rate or Federal Funds Effective Rate and thus the carrying value is a reasonable estimate of fair value. The fair value measurement for the new credit facilities was classified in Level 2 of the fair value hierarchy.

6.000% Senior Notes
The fair value of the 6.000% Senior Notes can be determined based on the trading of the 6.000% Senior Notes in the open market. The difference between the carrying value and the fair value of the 6.000% Senior Notes represents the premium or discount on that date. Based on the trading value on or around July 2, 2016, the fair value of the 6.000% Senior Notes was approximately $424.0 million. The fair value measurement for the 6.000% Senior Notes was classified in Level 1 of the fair value hierarchy.
Accounts Receivable Pledged
The interest rate on the short-term debt associated with accounts receivable pledged under the MARP Agreement fluctuates with the applicable LIBO rate and thus the carrying value is a reasonable estimate of fair value. The fair value measurement for the MARP Agreement was classified in Level 2 of the fair value hierarchy.
Weighted Average Interest Rate
The weighted average interest rates on the Company’s debt were 4.3% and 4.2% for the nine months ended July 2, 2016 and June 27, 2015, respectively. The increase in the weighted average interest rate is due to the higher proportion of long-term fixed-rate borrowing in the Company’s debt mix in fiscal 2016.
NOTE 9. RETIREMENT AND RETIREE MEDICAL PLANS
The following summarizes the components of net periodic benefit cost for the retirement and retiree medical plans sponsored by the Company:

	THREE MONTHS ENDED
	JULY 2, 2016			JUNE 27, 2015
	U.S. Pension	International Pension	U.S. Medical	U.S. Pension	International Pension	U.S. Medical
	(In millions)
Service cost	$—	$0.3	$0.1	$—	$0.3	$0.1
Interest cost	1.1	1.7	0.3	1.0	1.9	0.3
Expected return on plan assets	(1.2)	(2.0)	—	(1.3)	(2.3)	—
Net amortization	0.4	0.4	(0.3)	0.8	0.5	—
Net periodic benefit cost	$0.3	$0.4	$0.1	$0.5	$0.4	$0.4

	NINE MONTHS ENDED
	JULY 2, 2016			JUNE 27, 2015
	U.S. Pension	International Pension	U.S. Medical	U.S. Pension	International Pension	U.S. Medical
	(In millions)
Service cost	$—	$0.9	$0.3	$—	$1.0	$0.3
Interest cost	3.3	5.1	0.8	3.0	5.7	1.0
Expected return on plan assets	(3.7)	(6.0)	—	(4.0)	(7.0)	—
Net amortization	1.3	1.2	(0.8)	2.5	1.4	—
Net periodic benefit cost	$0.9	$1.2	$0.3	$1.5	$1.1	$1.3
NOTE 10. EQUITY
On August 11, 2014, the Company announced that the Scotts Miracle-Gro Board of Directors approved a share repurchase authorization effective November 1, 2014, which will expire on September 30, 2019, to repurchase up to $500.0 million of Common Shares. On August 3, 2016, the Company announced that the Scotts Miracle-Gro Board of Directors approved a $500.0 million increase to the current share repurchase authorization. The amended authorization allows for repurchases of Common Shares of $1.0 billion through September 30, 2019. During the three and nine months ended July 2, 2016, Scotts Miracle-Gro repurchased 0.5 million and 1.2 million of its Common Shares for $38.4 million and $81.2 million, respectively. From the inception of this share repurchase program in the fourth quarter of fiscal 2014 through July 2, 2016, Scotts Miracle-Gro has repurchased approximately 1.4 million Common Shares for $96.0 million.
On August 3, 2016, the Company announced that the Scotts Miracle-Gro Board of Directors approved an increase in the quarterly cash dividend from $0.47 to $0.50 per Common Share.

The following table provides a summary of the changes in total equity, shareholders’ equity attributable to controlling interest, and equity attributable to noncontrolling interests for the nine months ended July 2, 2016 and June 27, 2015 (in millions):

	Common Shares and Capital in Excess of Stated Value	Retained Earnings	Treasury Shares	Accumulated Other Comprehensive Loss	Total Shareholders’ Equity - Controlling Interest	Non-controlling Interest	Total Equity
Balance at September 30, 2014	$395.3	$636.9	$(392.3)	$(86.2)	$553.7	$13.5	$567.2
Net income (loss)	—	183.4	—	—	183.4	(0.1)	183.3
Other comprehensive loss	—	—	—	(5.3)	(5.3)	—	(5.3)
Share-based compensation	15.7	—	—	—	15.7	—	15.7
Dividends declared ($1.3500 per share)	—	(83.2)	—	—	(83.2)	—	(83.2)
Treasury share purchases	—	—	(14.8)	—	(14.8)	—	(14.8)
Treasury share issuances	(7.1)	—	37.6	—	30.5	—	30.5
Balance at June 27, 2015	$403.9	$737.1	$(369.5)	$(91.5)	$680.0	$13.4	$693.4

Balance at September 30, 2015	$400.4	$684.2	$(357.1)	$(106.8)	$620.7	$12.4	$633.1
Net income (loss)	—	341.9	—	—	341.9	(0.2)	341.7
Other comprehensive loss	—	—	—	(10.7)	(10.7)	—	(10.7)
Share-based compensation	13.9	—	—	—	13.9	—	13.9
Dividends declared ($1.4100 per share)	—	(87.5)	—	—	(87.5)	—	(87.5)
Treasury share purchases	—	—	(81.2)	—	(81.2)	—	(81.2)
Treasury share issuances	(13.2)	—	29.0	—	15.8	—	15.8
Investment in noncontrolling interest	—	—	—	—	—	7.1	7.1
Balance at July 2, 2016	$401.1	$938.6	$(409.3)	$(117.5)	$812.9	$19.3	$832.2

Share-Based Awards
The following is a summary of the share-based awards granted during the periods indicated:

	NINE MONTHS ENDED
	JULY 2, 2016	JUNE 27, 2015
Employees
Stock options	444,890	440,690
Restricted stock units	74,422	78,463
Performance units	56,315	78,352
Board of Directors
Deferred stock units	28,103	28,553
Total share-based awards	603,730	626,058

Aggregate fair value at grant dates (in millions)	$16.4	$16.9
Total share-based compensation was as follows for each of the periods presented:

	THREE MONTHS ENDED		NINE MONTHS ENDED
	JULY 2, 2016	JUNE 27, 2015	JULY 2, 2016	JUNE 27, 2015
	(In millions)
Share-based compensation	$2.4	$2.1	$13.7	$11.4
Tax benefit recognized	0.9	0.8	5.2	4.3

NOTE 11. INCOME TAXES
The effective tax rate related to continuing operations for the nine months ended July 2, 2016 was 35.5%, compared to 35.0% for the nine months ended June 27, 2015. The effective tax rate used for interim reporting purposes is based on management’s best estimate of factors impacting the effective tax rate for the full fiscal year. There can be no assurance that the effective tax rate estimated for interim financial reporting purposes will approximate the effective tax rate determined at fiscal year end.
Scotts Miracle-Gro or one of its subsidiaries files income tax returns in the U.S. federal jurisdiction and various state, local and foreign jurisdictions. Subject to the following exceptions, the Company is no longer subject to examination by these tax authorities for fiscal years prior to 2013. The Company is currently under examination by the Internal Revenue Service and certain foreign and U.S. state and local tax authorities. The U.S. federal examination is limited to fiscal years 2011 and 2012. With respect to foreign jurisdictions, a German audit is currently ongoing covering fiscal years 2009 through 2012. In regard to the multiple U.S. state and local audits, the tax periods under examination are limited to fiscal years 2008 through 2014. In addition to the aforementioned audits, certain other tax deficiency notices and refund claims for previous years remain unresolved.
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
Regulatory Matters
At July 2, 2016, $4.1 million was accrued in the “Other liabilities” line in the Condensed Consolidated Balance Sheets for environmental actions, the majority of which are for site remediation. The amounts accrued are believed to be adequate to cover such known environmental exposures based on current facts and estimates of likely outcomes. Although it is reasonably possible that the costs to resolve such known environmental exposures will exceed the amounts accrued, any variation from accrued amounts is not expected to be material.
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
Exchange Rate Risk Management
The Company uses currency forward contracts to manage the exchange rate risk associated with intercompany loans with foreign subsidiaries that are denominated in local currencies. At July 2, 2016, the notional amount of outstanding currency forward contracts was $163.3 million, with a fair value of $0.5 million. At June 27, 2015, the notional amount of outstanding currency forward contracts was $65.2 million, with a fair value of $1.2 million. At September 30, 2015, the notional amount of outstanding currency forward contracts was $52.3 million, with a negative fair value of $0.7 million. The fair value of currency forward contracts is determined using forward rates in commonly quoted intervals for the full term of the contracts. The outstanding contracts will mature over the next fiscal year.
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
The Company has outstanding interest rate swap agreements with major financial institutions that effectively convert a portion of the Company’s variable-rate debt to a fixed rate. The swap agreements had a total U.S. dollar equivalent notional amount of $650.0 million at July 2, 2016 and $1,300.0 million at June 27, 2015 and September 30, 2015. Refer to “NOTE 8. DEBT” for the terms of the swap agreements outstanding at July 2, 2016. Included in the AOCI balance at July 2, 2016 was a loss of $2.6 million related to interest rate swap agreements that is expected to be reclassified to earnings during the next twelve months, consistent with the timing of the underlying hedged transactions.

Commodity Price Risk Management
The Company enters into hedging arrangements designed to fix the price of a portion of its projected future urea requirements. The contracts are designated as hedges of the Company’s exposure to future cash flow fluctuations associated with the cost of urea. The objective of the hedges is to mitigate the earnings and cash flow volatility attributable to the risk of changing prices. Since the contracts have been designated as hedging instruments, unrealized gains or losses resulting from adjusting these contracts to fair value are recorded as elements of AOCI within the Condensed Consolidated Balance Sheets. Realized gains or losses remain as a component of AOCI until the related inventory is sold. Upon sale of the underlying inventory, the gain or loss is reclassified to cost of sales. Included in the AOCI balance at July 2, 2016 was a loss of $0.5 million related to urea derivatives that is expected to be reclassified to earnings during the next twelve months, consistent with the timing of the underlying hedged transactions.
The Company also uses derivatives to partially mitigate the effect of fluctuating diesel costs on operating results. These financial instruments are carried at fair value within the Condensed Consolidated Balance Sheets. Changes in the fair value of derivative contracts that qualify for hedge accounting are recorded in AOCI except for any ineffective portion of the change in fair value, which is immediately recorded in earnings. The effective portion of the change in fair value remains as a component of AOCI until the related fuel is consumed, at which time the accumulated gain or loss on the derivative contract is reclassified to cost of sales. Changes in the fair value of derivatives that do not qualify for hedge accounting are recorded as an element of cost of sales. At July 2, 2016, there were no amounts included within AOCI.
The Company had the following outstanding commodity contracts that were entered into to hedge forecasted purchases:

COMMODITY	JULY 2, 2016	JUNE 27, 2015	SEPTEMBER 30, 2015
Urea	34,500 tons	34,500 tons	52,500 tons
Diesel	5,670,000 gallons	3,738,000 gallons	5,250,000 gallons
Heating Oil	1,386,000 gallons	3,318,000 gallons	2,772,000 gallons
Fair Values of Derivative Instruments
The fair values of the Company’s derivative instruments were as follows:

		ASSETS / (LIABILITIES)
DERIVATIVES DESIGNATED AS HEDGING INSTRUMENTS		JULY 2, 2016	JUNE 27, 2015	SEPTEMBER 30, 2015
	BALANCE SHEET LOCATION	FAIR VALUE
		(In millions)
Interest rate swap agreements	Other assets	$—	$0.1	$—
	Other current liabilities	(4.3)	(8.8)	(8.8)
	Other liabilities	(4.4)	(0.7)	(4.6)
Commodity hedging instruments	Other current liabilities	(0.8)	—	(1.3)
Total derivatives designated as hedging instruments		$(9.5)	$(9.4)	$(14.7)

DERIVATIVES NOT DESIGNATED AS HEDGING INSTRUMENTS	BALANCE SHEET LOCATION
Currency forward contracts	Prepaid and other current assets	$1.2	$1.2	$—
	Other current liabilities	(0.8)	—	(0.7)
Commodity hedging instruments	Prepaid and other current assets	0.2	—	—
	Other current liabilities	(0.1)	(2.2)	(3.2)
Total derivatives not designated as hedging instruments		0.5	(1.0)	(3.9)
Total derivatives		$(9.0)	$(10.4)	$(18.6)

The effect of derivative instruments on AOCI and the Condensed Consolidated Statements of Operations was as follows:

DERIVATIVES IN CASH FLOW HEDGING RELATIONSHIPS	AMOUNT OF GAIN / (LOSS) RECOGNIZED IN AOCI
	THREE MONTHS ENDED		NINE MONTHS ENDED
	JULY 2, 2016	JUNE 27, 2015	JULY 2, 2016	JUNE 27, 2015
	(In millions)
Interest rate swap agreements	$(1.0)	$0.2	$(1.9)	$(4.3)
Commodity hedging instruments	(0.2)	0.3	(0.9)	(0.1)
Total	$(1.2)	$0.5	$(2.8)	$(4.4)

DERIVATIVES IN CASH FLOW HEDGING RELATIONSHIPS	RECLASSIFIED FROM AOCI INTO STATEMENT OF OPERATIONS	AMOUNT OF GAIN / (LOSS)
		THREE MONTHS ENDED		NINE MONTHS ENDED
		JULY 2, 2016	JUNE 27, 2015	JULY 2, 2016	JUNE 27, 2015
		(In millions)
Interest rate swap agreements	Interest expense	$(1.5)	$(2.2)	$(4.7)	$(5.7)
Commodity hedging instruments	Cost of sales	(0.2)	(0.1)	(0.6)	0.1
Total		$(1.7)	$(2.3)	$(5.3)	$(5.6)

DERIVATIVES NOT DESIGNATED AS HEDGING INSTRUMENTS	RECOGNIZED IN STATEMENT OF OPERATIONS	AMOUNT OF GAIN / (LOSS)
		THREE MONTHS ENDED		NINE MONTHS ENDED
		JULY 2, 2016	JUNE 27, 2015	JULY 2, 2016	JUNE 27, 2015
		(In millions)
Currency forward contracts	Other income, net	$0.7	$1.0	$(0.4)	$6.3
Commodity hedging instruments	Cost of sales	1.8	0.9	(2.5)	(7.9)
Total		$2.5	$1.9	$(2.9)	$(1.6)
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
Long-Term Debt
Long-term debt consists of a loan provided to the noncontrolling ownership group of Gavita. The estimated fair value of the loan was determined using an income-based approach, which includes market participant expectations of cash flows over the remaining useful life discounted to present value using an appropriate discount rate. The estimate requires subjective assumptions to be made, including those related to future business results and discount rates. The fair value measurement is based on significant inputs unobservable in the market and thus represents a Level 3 measurement.
The following table presents the Company’s financial assets and liabilities measured at fair value on a recurring basis at July 2, 2016:

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Unobservable Inputs (Level 3)	Total
	(In millions)
Assets
Cash equivalents	$14.6	$—	$—	$14.6
Derivatives
Currency forward contracts	—	1.2	—	1.2
Commodity hedging instruments	—	0.2	—	0.2
Other	11.1	—	—	11.1
Total	$25.7	$1.4	$—	$27.1
Liabilities
Derivatives
Interest rate swap agreements	$—	$(8.7)	$—	$(8.7)
Currency forward contracts	—	(0.8)	—	(0.8)
Commodity hedging instruments	—	(0.9)	—	(0.9)
Long-term debt	—	—	(37.7)	(37.7)
Total	$—	$(10.4)	$(37.7)	$(48.1)

The following table presents the Company’s financial assets and liabilities measured at fair value on a recurring basis at June 27, 2015:

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Unobservable Inputs (Level 3)	Total
	(In millions)
Assets
Cash equivalents	$14.3	$—	$—	$14.3
Derivatives
Interest rate swap agreements	—	0.1	—	0.1
Currency forward contracts	—	1.2	—	1.2
Other	10.4	—	—	10.4
Total	$24.7	$1.3	$—	$26.0
Liabilities
Derivatives
Interest rate swap agreements	$—	$(9.5)	$—	$(9.5)
Commodity hedging instruments	—	(2.2)	—	(2.2)
Total	$—	$(11.7)	$—	$(11.7)

The following table presents the Company’s financial assets and liabilities measured at fair value on a recurring basis at September 30, 2015:

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Unobservable Inputs (Level 3)	Total
	(In millions)
Assets
Cash equivalents	$28.6	$—	$—	$28.6
Other	8.9	—	—	8.9
Total	$37.5	$—	$—	$37.5
Liabilities
Derivatives
Interest rate swap agreements	$—	$(13.4)	$—	$(13.4)
Currency forward contracts	—	(0.7)	—	(0.7)
Commodity hedging instruments	—	(4.5)	—	(4.5)
Total	$—	$(18.6)	$—	$(18.6)
NOTE 15. SEGMENT INFORMATION
The Company divides its business into three reportable segments: U.S. Consumer, Europe Consumer and Other. These segments differ from those used in prior periods due to the change in internal organization structure associated with Project Focus, which is a series of initiatives announced in the first quarter of fiscal 2016 designed to maximize the value of the Company’s non-core assets and focus on emerging categories of the lawn and garden industry in its core U.S. business. On April 13, 2016, as part of this project, the Company completed the contribution of the SLS Business to a newly formed subsidiary of TruGreen Holdings in exchange for a minority equity interest of approximately 30% in the Joint Venture. As a result, effective in its second quarter of fiscal 2016, the Company classified its results of operations for all periods presented to reflect the SLS Business as a discontinued operation and classified the assets and liabilities of the SLS Business as held for sale. The prior period amounts have been reclassified to conform with the new segments. This division of reportable segments is consistent with how the segments report to and are managed by the chief operating decision maker of the Company.
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
The following tables present summarized financial information concerning the Company’s reportable segments for the periods indicated:

	THREE MONTHS ENDED		NINE MONTHS ENDED
	JULY 2, 2016	JUNE 27, 2015	JULY 2, 2016	JUNE 27, 2015
	(In millions)
Net sales:
U.S. Consumer	$756.7	$871.2	$1,909.6	$1,861.6
Europe Consumer	96.2	110.3	236.9	260.9
Other	141.2	129.8	287.3	230.1
Consolidated	$994.1	$1,111.3	$2,433.8	$2,352.6
Income from continuing operations before income taxes:
U.S. Consumer	$205.8	$237.9	$487.6	$429.9
Europe Consumer	11.8	15.0	24.2	23.9
Other	11.9	16.7	17.0	14.2
Segment total	229.5	269.6	528.8	468.0
Corporate	(13.8)	(22.1)	(73.9)	(76.0)
Intangible asset amortization	(4.4)	(4.4)	(12.6)	(10.9)
Impairment, restructuring and other	(11.4)	(51.7)	29.1	(65.0)
Equity in income of unconsolidated affiliates	13.5	—	13.5	—
Costs related to refinancing	—	—	(8.8)	—
Interest expense	(16.9)	(14.3)	(52.3)	(39.0)
Consolidated	$196.5	$177.1	$423.8	$277.1

	JULY 2, 2016	JUNE 27, 2015	SEPTEMBER 30, 2015
	(In millions)
Total assets:
U.S. Consumer	$2,121.1	$1,979.6	$1,622.5
Europe Consumer	264.6	279.2	217.9
Other	570.9	401.9	324.1
Corporate	303.1	134.2	142.4
Assets held for sale	—	223.2	220.3
Consolidated	$3,259.7	$3,018.1	$2,527.2

NOTE 16. FINANCIAL INFORMATION FOR SUBSIDIARY GUARANTORS AND NON-GUARANTORS
The 6.000% Senior Notes were issued on October 13, 2015 and are guaranteed by certain of the Company’s domestic subsidiaries and, therefore, the Company reports condensed consolidating financial information in accordance with SEC Regulation S-X Rule 3-10, Financial Statements of Guarantors and Issuers of Guaranteed Securities Registered or Being Registered. On January 15, 2014 and December 15, 2015, Scotts Miracle-Gro redeemed, respectively, all of its outstanding $200.0 million aggregate principal amount of 7.25% Senior Notes and $200.0 million aggregate principal amount of 6.625% Senior Notes, each of which were previously guaranteed by certain of its domestic subsidiaries. The guarantees are “full and unconditional,” as those terms are used in Regulation S-X Rule 3-10, except that a subsidiary’s guarantee will be released in certain customary circumstances, such as (1) upon any sale or other disposition of all or substantially all of the assets of the subsidiary (including by way of merger or consolidation) to any person other than Scotts Miracle-Gro or any “restricted subsidiary” under the indenture governing the 6.00% Senior Notes; (2) if the subsidiary merges with and into Scotts Miracle-Gro, with Scotts Miracle-Gro surviving such merger; (3) if the subsidiary is designated an “unrestricted subsidiary” in accordance with the indenture governing the 6.000% Senior Notes or otherwise ceases to be a “restricted subsidiary” (including by way of liquidation or dissolution) in a transaction permitted by such indenture; (4) upon legal or covenant defeasance; (5) at the election of Scotts Miracle-Gro following the subsidiary’s release as a guarantor under the new credit agreement, except a release by or as a result of the repayment of the new credit agreement; or (6) if the subsidiary ceases to be a “restricted subsidiary” and the subsidiary is not otherwise required to provide a guarantee of the 6.000% Senior Notes pursuant to the indenture governing the 6.000% Senior Notes. SLS Holdings, Inc. was added as a guarantor effective in the three month period ending July 2, 2016, and HGCI, Inc. and GenSource, Inc. were added as guarantors effective in the three month period ending January 2, 2016, and have been classified as Guarantors for all periods presented. SLS Holdings, Inc., HGCI, Inc. and GenSource, Inc. did not have any activity for the nine months ended June 27, 2015.
The following 100% directly or indirectly owned subsidiaries fully and unconditionally guarantee at July 2, 2016 the 6.000% Senior Notes on a joint and several basis: Gutwein & Co., Inc.; Hyponex Corporation; Miracle-Gro Lawn Products, Inc.; OMS Investments, Inc.; Rod McLellan Company; Sanford Scientific, Inc.; Scotts Temecula Operations, LLC; Scotts Manufacturing Company; Scotts Products Co.; Scotts Professional Products Co.; Scotts-Sierra Investments LLC; SMG Growing Media, Inc.; Swiss Farms Products, Inc.; SMGM LLC; The Scotts Company LLC; The Hawthorne Gardening Company; Hawthorne Hydroponics LLC; HGCI, Inc.; GenSource, Inc.; and SLS Holdings, Inc. (collectively, the “Guarantors”). Effective in the three month period ending July 2, 2016, the SLS Business was contributed to the Joint Venture and the Company classified its results of operations for all periods presented to reflect the SLS Business as a discontinued operation and classified the assets and liabilities as held for sale within the financial information of the Guarantors. Subsequent to their contribution to the Joint Venture, EG Systems, Inc. and SLS Franchise Systems LLC are no longer guarantors of the 6.000% Senior Notes.
The following information presents Condensed Consolidating Statements of Operations for the three and nine months ended July 2, 2016 and June 27, 2015, Condensed Consolidating Statements of Comprehensive Income (Loss) for the three and nine months ended July 2, 2016 and June 27, 2015, Condensed Consolidating Statements of Cash Flows for the nine months ended July 2, 2016 and June 27, 2015, and Condensed Consolidating Balance Sheets as of July 2, 2016, June 27, 2015 and September 30, 2015. The condensed consolidating financial information presents, in separate columns, financial information for: Scotts Miracle-Gro on a Parent-only basis, carrying its investment in subsidiaries under the equity method; Guarantors on a combined basis, carrying their investments in subsidiaries which do not guarantee the debt (collectively, the “Non-Guarantors”) under the equity method; Non-Guarantors on a combined basis; and eliminating entries. The eliminating entries primarily reflect intercompany transactions, such as interest expense, accounts receivable and payable, short and long-term debt, and the elimination of equity investments, return on investments and income in subsidiaries. Because the Parent is obligated to pay the unpaid principal amount and interest on all amounts borrowed by the Guarantors or Non-Guarantors under the credit facility (and was obligated to pay the unpaid principal amount and interest on all amounts borrowed by the Guarantors and Non-Guarantors under the previous senior secured five-year revolving loan facility), the borrowings and related interest expense for the loans outstanding of the Guarantors and Non-Guarantors are also presented in the accompanying Parent-only financial information, and are then eliminated. Included in the Parent Condensed Consolidating Statement of Cash Flows for the nine months ended July 2, 2016 are $758.4 million of dividends paid by the Guarantors and Non-Guarantors to the Parent representing return of investments and as such are classified within cash flows used in investing activities. Included in the Parent Condensed Consolidating Statement of Cash Flows for the nine months ended June 27, 2015 are $226.6 million of dividends paid by the Guarantors and Non-Guarantors to the Parent representing return on investments and as such are classified within cash flows from operating activities.

THE SCOTTS MIRACLE-GRO COMPANY
Condensed Consolidating Statement of Operations
for the three months ended July 2, 2016
(In millions)
(Unaudited)

	Parent	Subsidiary Guarantors	Non- Guarantors	Eliminations/ Consolidations	Consolidated
Net sales	$—	$786.2	$207.9	$—	$994.1
Cost of sales	—	485.8	150.5	—	636.3
Cost of sales—impairment, restructuring and other	—	0.4	—	—	0.4
Gross profit	—	300.0	57.4	—	357.4
Operating expenses:
Selling, general and administrative	—	108.5	43.0	0.4	151.9
Impairment, restructuring and other	—	(5.8)	—	—	(5.8)
Other (income) loss, net	(0.2)	(5.8)	0.4	—	(5.6)
Income (loss) from operations	0.2	203.1	14.0	(0.4)	216.9
Equity (income) loss in subsidiaries	(219.6)	(5.9)	—	225.5	—
Other non-operating (income) loss	(6.1)	—	(5.7)	11.8	—
Equity in (income) loss of unconsolidated affiliates	—	3.5	—	—	3.5
Interest expense	15.7	11.8	1.2	(11.8)	16.9
Income (loss) from continuing operations before income taxes	210.2	193.7	18.5	(225.9)	196.5
Income tax (benefit) expense from continuing operations	(3.2)	66.2	6.5	—	69.5
Income (loss) from continuing operations	213.4	127.5	12.0	(225.9)	127.0
Income (loss) from discontinued operations, net of tax	—	85.7	—	—	85.7
Net income (loss)	$213.4	$213.2	$12.0	$(225.9)	$212.7
Net (income) loss attributable to noncontrolling interest	—	—	—	0.4	0.4
Net income (loss) attributable to controlling interest	$213.4	$213.2	$12.0	$(225.5)	$213.1

THE SCOTTS MIRACLE-GRO COMPANY
Condensed Consolidating Statement of Operations
for the nine months ended July 2, 2016
(In millions)
(Unaudited)

	Parent	Subsidiary Guarantors	Non- Guarantors	Eliminations/ Consolidations	Consolidated
Net sales	$—	$1,985.5	$448.3	$—	$2,433.8
Cost of sales	—	1,215.7	316.9	—	1,532.6
Cost of sales—impairment, restructuring and other	—	5.5	—	—	5.5
Gross profit	—	764.3	131.4	—	895.7
Operating expenses:
Selling, general and administrative	—	355.9	109.1	1.1	466.1
Impairment, restructuring and other	—	(52.1)	0.4	—	(51.7)
Other (income) loss, net	(0.2)	(7.0)	0.1	—	(7.1)
Income (loss) from operations	0.2	467.5	21.8	(1.1)	488.4
Equity (income) loss in subsidiaries	(368.4)	(11.4)	—	379.8	—
Other non-operating (income) loss	(19.4)	—	(17.8)	37.2	—
Equity in (income) loss of unconsolidated affiliates	—	3.5	—	—	3.5
Costs related to refinancing	8.8	—	—	—	8.8
Interest expense	49.9	36.4	3.2	(37.2)	52.3
Income (loss) from continuing operations before income taxes	329.3	439.0	36.4	(380.9)	423.8
Income tax (benefit) expense from continuing operations	(13.9)	151.2	13.0	—	150.3
Income (loss) from continuing operations	343.2	287.8	23.4	(380.9)	273.5
Income (loss) from discontinued operations, net of tax	—	68.2	—	—	68.2
Net income (loss)	$343.2	$356.0	$23.4	$(380.9)	$341.7
Net (income) loss attributable to noncontrolling interest	—	—	—	0.2	0.2
Net income (loss) attributable to controlling interest	$343.2	$356.0	$23.4	$(380.7)	$341.9

THE SCOTTS MIRACLE-GRO COMPANY
Condensed Consolidating Statement of Comprehensive Income (Loss)
for the three months ended July 2, 2016
(In millions)
(Unaudited)

	Parent	Subsidiary Guarantors	Non- Guarantors	Eliminations/ Consolidations	Consolidated
Net income (loss)	$213.4	$213.2	$12.0	$(225.9)	$212.7
Other comprehensive income (loss), net of tax:
Net foreign currency translation adjustment	(12.3)	—	(12.3)	12.3	(12.3)
Net change in derivatives	0.5	0.1	—	(0.1)	0.5
Net change in pension and other post-retirement benefits	0.9	0.4	0.5	(0.9)	0.9
Total other comprehensive income (loss)	(10.9)	0.5	(11.8)	11.3	(10.9)
Comprehensive income (loss)	$202.5	$213.7	$0.2	$(214.6)	$201.8

THE SCOTTS MIRACLE-GRO COMPANY
Condensed Consolidating Statement of Comprehensive Income (Loss)
for the nine months ended July 2, 2016
(In millions)
(Unaudited)

	Parent	Subsidiary Guarantors	Non- Guarantors	Eliminations/ Consolidations	Consolidated
Net income (loss)	$343.2	$356.0	$23.4	$(380.9)	$341.7
Other comprehensive income (loss), net of tax:
Net foreign currency translation adjustment	(14.8)	—	(14.8)	14.8	(14.8)
Net change in derivatives	2.5	(0.2)	—	0.2	2.5
Net change in pension and other post-retirement benefits	1.6	0.8	0.8	(1.6)	1.6
Total other comprehensive income (loss)	(10.7)	0.6	(14.0)	13.4	(10.7)
Comprehensive income (loss)	$332.5	$356.6	$9.4	$(367.5)	$331.0

THE SCOTTS MIRACLE-GRO COMPANY
Condensed Consolidating Statement of Cash Flows
for the nine months ended July 2, 2016
(In millions)
(Unaudited)

	Parent	Subsidiary Guarantors	Non- Guarantors	Eliminations/ Consolidations	Consolidated
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES (a)	$(33.4)	$18.6	$(43.2)	$29.1	$(28.9)

INVESTING ACTIVITIES
Proceeds from sale of long-lived assets	—	2.4	—	—	2.4
Investments in property, plant and equipment	—	(29.4)	(6.3)	—	(35.7)
Investments in loans receivable	—	(90.0)	—	—	(90.0)
Net distributions from unconsolidated affiliates	—	194.1	—	—	194.1
Cash contributed to Joint Venture	—	(24.2)	—	—	(24.2)
Investments in acquired businesses, net of cash acquired	—	—	(161.4)	—	(161.4)
Return of investments from affiliates	758.4	—	—	(758.4)	—
Investing cash flows from (to) affiliates	(760.4)	(29.1)	—	789.5	—
Net cash provided by (used in) investing activities	(2.0)	23.8	(167.7)	31.1	(114.8)

FINANCING ACTIVITIES
Borrowings under revolving and bank lines of credit and term loans	—	1,669.3	213.3	—	1,882.6
Repayments under revolving and bank lines of credit and term loans	—	(1,652.6)	(110.3)	—	(1,762.9)
Proceeds from issuance of 6.000% Senior Notes	400.0	—	—	—	400.0
Repayment of 6.625% Senior Notes	(200.0)	—	—	—	(200.0)
Financing and issuance fees	(11.2)	—	—	—	(11.2)
Dividends paid	(86.4)	(747.4)	(11.0)	758.4	(86.4)
Purchase of Common Shares	(81.2)	—	—	—	(81.2)
Payments on seller notes	—	(1.8)	(0.5)	—	(2.3)
Excess tax benefits from share-based payment arrangements	4.3	—	—	—	4.3
Cash received from the exercise of stock options	9.9	—	—	—	9.9
Financing cash flows from (to) affiliates	—	689.0	129.6	(818.6)	—
Net cash provided by (used in) financing activities	35.4	(43.5)	221.1	(60.2)	152.8
Effect of exchange rate changes on cash	—	—	(3.3)	—	(3.3)
Net increase (decrease) in cash and cash equivalents	—	(1.1)	6.9	—	5.8
Cash and cash equivalents at beginning of period	—	8.2	63.2	—	71.4
Cash and cash equivalents at end of period	$—	$7.1	$70.1	$—	$77.2

(a)
Cash received by the Parent from the Guarantors and Non-Guarantors in the form of dividends in the amount of $758.4 million represent return of investments and are included in cash flows used in investing activities.

THE SCOTTS MIRACLE-GRO COMPANY
Condensed Consolidating Balance Sheet
As of July 2, 2016
(In millions)
(Unaudited)

	Parent	Subsidiary Guarantors	Non- Guarantors	Eliminations/ Consolidations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$—	$7.1	$70.1	$—	$77.2
Accounts receivable, net	—	157.8	201.9	—	359.7
Accounts receivable pledged	—	435.1	—	—	435.1
Inventories	—	354.3	115.6	—	469.9
Prepaid and other current assets	0.2	96.2	42.8	—	139.2
Total current assets	0.2	1,050.5	430.4	—	1,481.1
Investment in unconsolidated affiliate	—	94.4	—	—	94.4
Property, plant and equipment, net	—	375.5	74.1	—	449.6
Goodwill	—	260.4	74.0	11.6	346.0
Intangible assets, net	—	599.2	140.8	10.6	750.6
Other assets	20.9	115.0	15.3	(13.2)	138.0
Equity investment in subsidiaries	833.3	—	—	(833.3)	—
Intercompany assets	1,071.5	—	—	(1,071.5)	—
Total assets	$1,925.9	$2,495.0	$734.6	$(1,895.8)	$3,259.7

LIABILITIES AND EQUITY
Current liabilities:
Current portion of debt	$15.0	$364.0	$18.5	$(15.0)	$382.5
Accounts payable	—	176.9	72.6	—	249.5
Other current liabilities	11.3	241.6	106.3	—	359.2
Total current liabilities	26.3	782.5	197.4	(15.0)	991.2
Long-term debt	1,082.4	501.2	191.5	(644.8)	1,130.3
Other liabilities	4.3	277.9	30.6	(6.8)	306.0
Equity investment in subsidiaries	—	149.7	—	(149.7)	—
Intercompany liabilities	—	197.1	204.9	(402.0)	—
Total liabilities	1,113.0	1,908.4	624.4	(1,218.3)	2,427.5
Total shareholders’ equity - controlling interest	812.9	586.6	110.2	(696.8)	812.9
Noncontrolling interest	—	—	—	19.3	19.3
Total equity	812.9	586.6	110.2	(677.5)	832.2
Total liabilities and equity	$1,925.9	$2,495.0	$734.6	$(1,895.8)	$3,259.7

THE SCOTTS MIRACLE-GRO COMPANY
Condensed Consolidating Statement of Operations
for the three months ended June 27, 2015
(In millions)
(Unaudited)

	Parent	Subsidiary Guarantors	Non- Guarantors	Eliminations/ Consolidations	Consolidated
Net sales	$—	$894.5	$216.8	$—	$1,111.3
Cost of sales	—	568.9	153.2	—	722.1
Cost of sales—impairment, restructuring and other	—	0.3	3.1	—	3.4
Gross profit	—	325.3	60.5	—	385.8
Operating expenses:
Selling, general and administrative	—	109.4	45.5	0.4	155.3
Impairment, restructuring and other	—	37.7	3.2	—	40.9
Other (income) loss, net	—	(1.1)	(0.7)	—	(1.8)
Income (loss) from operations	—	179.3	12.5	(0.4)	191.4
Equity (income) loss in subsidiaries	(138.2)	(5.7)	—	143.9	—
Other non-operating (income) loss	(8.5)	—	(5.7)	14.2	—
Interest expense	15.3	12.4	0.8	(14.2)	14.3
Income (loss) from continuing operations before income taxes	131.4	172.6	17.4	(144.3)	177.1
Income tax (benefit) expense from continuing operations	(2.4)	58.4	6.0	—	62.0
Income (loss) from continuing operations	133.8	114.2	11.4	(144.3)	115.1
Income (loss) from discontinued operations, net of tax	—	17.9	—	—	17.9
Net income (loss)	$133.8	$132.1	$11.4	$(144.3)	$133.0
Net (income) loss attributable to noncontrolling interest	—	—	—	0.4	0.4
Net income (loss) attributable to controlling interest	$133.8	$132.1	$11.4	$(143.9)	$133.4

THE SCOTTS MIRACLE-GRO COMPANY
Condensed Consolidating Statement of Operations
for the nine months ended June 27, 2015
(In millions)
(Unaudited)

	Parent	Subsidiary Guarantors	Non- Guarantors	Eliminations/ Consolidations	Consolidated
Net sales	$—	$1,894.6	$458.0	$—	$2,352.6
Cost of sales	—	1,206.8	325.0	—	1,531.8
Cost of sales—impairment, restructuring and other	—	0.3	3.3	—	3.6
Gross profit	—	687.5	129.7	—	817.2
Operating expenses:
Selling, general and administrative	—	335.9	112.3	1.3	449.5
Impairment, restructuring and other	—	47.6	6.4	—	54.0
Other (income) loss, net	—	(2.1)	(0.3)	—	(2.4)
Income (loss) from operations	—	306.1	11.3	(1.3)	316.1
Equity income (loss) in subsidiaries	(197.9)	(8.3)	—	206.2	—
Other non-operating income (loss)	(22.5)	—	(16.9)	39.4	—
Interest expense	42.8	34.1	1.5	(39.4)	39.0
Income (loss) from continuing operations before income taxes	177.6	280.3	26.7	(207.5)	277.1
Income tax (benefit) expense from continuing operations	(7.1)	94.7	9.4	—	97.0
Income (loss) from continuing operations	184.7	185.6	17.3	(207.5)	180.1
Income (loss) from discontinued operations, net of tax	—	3.2	—	—	3.2
Net income (loss)	$184.7	$188.8	$17.3	$(207.5)	$183.3
Net (income) loss attributable to noncontrolling interest	—	—	—	0.1	0.1
Net income (loss) attributable to controlling interest	$184.7	$188.8	$17.3	$(207.4)	$183.4

THE SCOTTS MIRACLE-GRO COMPANY
Condensed Consolidating Statement of Comprehensive Income (Loss)
for the three months ended June 27, 2015
(In millions)
(Unaudited)

	Parent	Subsidiary Guarantors	Non- Guarantors	Eliminations/ Consolidations	Consolidated
Net income (loss)	$133.8	$132.1	$11.4	$(144.3)	$133.0
Other comprehensive income (loss), net of tax:
Net foreign currency translation adjustment	2.5	—	2.5	(2.5)	2.5
Net change in derivatives	2.8	0.4	—	(0.4)	2.8
Net change in pension and other post-retirement benefits	0.8	0.5	0.3	(0.8)	0.8
Total other comprehensive income (loss)	6.1	0.9	2.8	(3.7)	6.1
Comprehensive income (loss)	$139.9	$133.0	$14.2	$(148.0)	$139.1

THE SCOTTS MIRACLE-GRO COMPANY
Condensed Consolidating Statement of Comprehensive Income (Loss)
for the nine months ended June 27, 2015
(In millions)
(Unaudited)

	Parent	Subsidiary Guarantors	Non- Guarantors	Eliminations/ Consolidations	Consolidated
Net income (loss)	$184.7	$188.8	$17.3	$(207.5)	$183.3
Other comprehensive income (loss), net of tax:
Net foreign currency translation adjustment	(8.8)	—	(8.8)	8.8	(8.8)
Net change in derivatives	1.2	(0.2)	—	0.2	1.2
Net change in pension and other post-retirement benefits	2.3	1.5	0.8	(2.3)	2.3
Total other comprehensive income (loss)	(5.3)	1.3	(8.0)	6.7	(5.3)
Comprehensive income (loss)	$179.4	$190.1	$9.3	$(200.8)	$178.0

THE SCOTTS MIRACLE-GRO COMPANY
Condensed Consolidating Statement of Cash Flows
for the nine months ended June 27, 2015
(In millions)
(Unaudited)

	Parent	Subsidiary Guarantors	Non- Guarantors	Eliminations/ Consolidations	Consolidated
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES (a)	$206.6	$68.0	$(11.1)	$(239.3)	$24.2

INVESTING ACTIVITIES
Proceeds from sale of long-lived assets	—	5.3	—	—	5.3
Investments in property, plant and equipment	—	(37.7)	(3.5)	—	(41.2)
Investments in acquired businesses, net of cash acquired	—	(169.6)	(9.5)	—	(179.1)
Investing cash flows from (to) affiliates	(128.8)	—	—	128.8	—
Net cash used in investing activities	(128.8)	(202.0)	(13.0)	128.8	(215.0)

FINANCING ACTIVITIES
Borrowings under revolving and bank lines of credit and term loans	—	1,176.1	264.6	—	1,440.7
Repayments under revolving and bank lines of credit and term loans	—	(1,051.8)	(124.1)	—	(1,175.9)
Dividends paid	(82.4)	(226.6)	(12.7)	239.3	(82.4)
Purchase of Common Shares	(14.8)	—	—	—	(14.8)
Payments on seller notes	—	(0.8)	—	—	(0.8)
Excess tax benefits from share-based payment arrangements	2.9	—	—	—	2.9
Cash received from the exercise of stock options	16.5	—	—	—	16.5
Financing cash flows from (to) affiliates	—	221.4	(92.6)	(128.8)	—
Net cash provided by (used in) financing activities	(77.8)	118.3	35.2	110.5	186.2
Effect of exchange rate changes on cash	—	—	(4.8)	—	(4.8)
Net increase (decrease) in cash and cash equivalents	—	(15.7)	6.3	—	(9.4)
Cash and cash equivalents at beginning of period	—	23.1	66.2	—	89.3
Cash and cash equivalents at end of period	$—	$7.4	$72.5	$—	$79.9

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

THE SCOTTS MIRACLE-GRO COMPANY
Condensed Consolidating Balance Sheet
As of June 27, 2015
(In millions)
(Unaudited)

	Parent	Subsidiary Guarantors	Non- Guarantors	Eliminations/ Consolidations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$—	$7.4	$72.5	$—	$79.9
Accounts receivable, net	—	191.5	215.2	—	406.7
Accounts receivable pledged	—	376.4	—	—	376.4
Inventories	—	311.9	87.9	—	399.8
Assets held for sale	—	223.2	—	—	223.2
Prepaid and other current assets	—	87.1	38.8	—	125.9
Total current assets	—	1,197.5	414.4	—	1,611.9
Property, plant and equipment, net	—	379.5	58.4	—	437.9
Goodwill	—	258.2	12.3	11.6	282.1
Intangible assets, net	—	583.9	65.6	12.1	661.6
Other assets	15.2	12.6	21.6	(24.8)	24.6
Equity investment in subsidiaries	515.9	—	—	(515.9)	—
Intercompany assets	887.1	—	—	(887.1)	—
Total assets	$1,418.2	$2,431.7	$572.3	$(1,404.1)	$3,018.1

LIABILITIES AND EQUITY
Current liabilities:
Current portion of debt	$—	$302.0	$12.0	$—	$314.0
Accounts payable	—	234.2	74.4	—	308.6
Marketing and license agreement obligation	—	300.0	—	—	300.0
Liabilities held for sale	—	63.4	—	—	63.4
Other current liabilities	11.9	247.4	102.9	—	362.2
Total current liabilities	11.9	1,147.0	189.3	—	1,348.2
Long-term debt	725.6	386.3	148.5	(525.5)	734.9
Other liabilities	0.7	229.0	31.7	(19.8)	241.6
Equity investment in subsidiaries	—	146.1	—	(146.1)	—
Intercompany liabilities	—	267.6	75.3	(342.9)	—
Total liabilities	738.2	2,176.0	444.8	(1,034.3)	2,324.7
Total shareholders’ equity - controlling interest	680.0	255.7	127.5	(383.2)	680.0
Noncontrolling interest	—	—	—	13.4	13.4
Total equity	680.0	255.7	127.5	(369.8)	693.4
Total liabilities and equity	$1,418.2	$2,431.7	$572.3	$(1,404.1)	$3,018.1

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

LIABILITIES AND EQUITY
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
EXECUTIVE SUMMARY
We are dedicated to delivering strong, long-term financial results and outstanding shareholder returns by providing products of superior quality and value to enhance consumers’ lawn and garden environments. We are a leading manufacturer and marketer of consumer branded products for lawn and garden care in North America and Europe. We are Monsanto’s exclusive agent for the marketing and distribution of consumer Roundup® non-selective herbicide products within the United States and other contractually specified countries. We have a presence in similar consumer branded product categories in Australia, the Far East and Latin America. In addition, as a result of our recent acquisitions of General Hydroponics, Vermicrop, Gavita and our control of AeroGrow, we are a leading producer of liquid plant food products, growing media, indoor lighting, advanced indoor garden systems and accessories for hydroponic gardening. Our operations are divided into three reportable segments: U.S. Consumer, Europe Consumer and Other. These segments differ from those used in prior years due to the change in our internal organizational structure associated with Project Focus, which is a series of initiatives announced in the first quarter of fiscal 2016 designed to maximize the value of our non-core assets and concentrate focus on emerging categories of the lawn and garden industry in our core U.S. business.
On April 13, 2016, as part of Project Focus, we completed the contribution of the Scotts LawnService® business (the “SLS Business”) to a newly formed subsidiary of TruGreen Holding Corporation (the “Joint Venture”) in exchange for a minority equity interest of approximately 30% in the Joint Venture. The preliminary fair value of this interest was estimated to be $294.0 million, resulting in a pre-tax gain of $142.6 million. As a result of this transaction, effective in our second quarter of fiscal 2016, we classified our results of operations for all periods presented to reflect the SLS Business as a discontinued operation and classified the assets and liabilities of the SLS Business as held for sale. Prior to being reported as discontinued operations, the SLS Business was referred to as our former Scotts LawnService® business segment. At closing, the Joint Venture obtained debt financing and, pursuant to the terms of the Contribution and Distribution Agreement, we received a pro rata cash distribution of $196.2 million, partially offset by an $18.0 million investment in second lien term loan financing provided by us to the Joint Venture and closing working capital adjustments. For additional information, see “NOTE 2. DISCONTINUED OPERATIONS” of the Notes to Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q.
As a leading consumer branded lawn and garden company, our product development and marketing efforts are largely focused on providing innovative and differentiated products and continually increasing brand and product awareness to inspire consumers and to create retail demand. We have implemented this model for a number of years by focusing on research and development and investing around 5% of our annual net sales in advertising to support and promote our products and brands. We continually explore new and innovative ways to communicate with consumers. We believe that we receive a significant benefit from these expenditures and anticipate a similar commitment to research and development, advertising and marketing investments in the future, with the continuing objective of driving category growth and profitably increasing market share.

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
We follow a 13-week quarterly accounting cycle pursuant to which our first three fiscal quarters end on a Saturday and our fiscal year always ends on September 30. This fiscal calendar convention requires us to cycle forward our first three fiscal quarter ends every six years. Fiscal 2016 is the most recent year impacted by this process and, as a result, our first quarter of fiscal 2016 had six additional days and our fourth quarter of fiscal 2016 will have five less days compared to the respective quarters of fiscal 2015. In addition, our third quarter of fiscal 2016 began six days later than our third quarter of fiscal 2015 and these six days occurred during our peak selling season. This calendar shift resulted in a decrease in net sales and income attributable to controlling interest from continuing operations per share of approximately $90 million and $0.43, respectively, for the three months ended July 2, 2016, and an increase in net sales and income from continuing operations per share of approximately $32.0 million and $0.17 for the nine months ended July 2, 2016.
On August 11, 2014, we announced that the Scotts Miracle-Gro Board of Directors approved a share repurchase authorization effective November 1, 2014, which will expire on September 30, 2019, to repurchase up to $500.0 million of our Common Shares. On August 3, 2016, we announced that the Scotts Miracle-Gro Board of Directors approved a $500.0 million increase to the current share repurchase authorization. The amended authorization allows for repurchases of Common Shares of $1.0 billion through September 30, 2019. During the three and nine months ended July 2, 2016, Scotts Miracle-Gro repurchased 0.5 million and 1.2 million Common Shares for $38.4 million and $81.2 million, respectively. From the inception of this share repurchase program in the fourth quarter of fiscal 2014 through July 2, 2016, Scotts Miracle-Gro has repurchased approximately 1.4 million Common Shares for $96.0 million.
On August 3, 2016, we announced that the Scotts Miracle-Gro Board of Directors approved an increase in our quarterly cash dividend from $0.47 to $0.50 per Common Share.

RESULTS OF OPERATIONS
Effective in our second quarter of fiscal 2016, we classified our results of operations for all periods presented to reflect the SLS Business as a discontinued operation. As a result, and unless specifically stated, all discussions regarding results for the three and nine months ended July 2, 2016 and June 27, 2015 reflect results from our continuing operations. The following table sets forth the components of income and expense as a percentage of net sales:

	THREE MONTHS ENDED		NINE MONTHS ENDED
	JULY 2, 2016	JUNE 27, 2015	JULY 2, 2016	JUNE 27, 2015
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	64.0	65.0	63.0	65.1
Cost of sales—impairment, restructuring and other	—	0.3	0.2	0.2
Gross profit	36.0	34.7	36.8	34.7
Operating expenses:
Selling, general and administrative	15.4	14.0	19.1	19.1
Impairment, restructuring and other	(0.6)	3.7	(2.1)	2.3
Other income, net	(0.6)	(0.2)	(0.3)	(0.1)
Income from operations	21.8	17.2	20.1	13.4
Equity in loss of unconsolidated affiliates	0.4	—	0.1	—
Costs related to refinancing	—	—	0.4	—
Interest expense	1.6	1.3	2.2	1.6
Income from continuing operations before income taxes	19.8	15.9	17.4	11.8
Income tax expense from continuing operations	7.0	5.5	6.2	4.1
Income from continuing operations	12.8	10.4	11.2	7.7
Income from discontinued operations, net of tax	8.6	1.6	2.8	0.1
Net income	21.4%	12.0%	14.0%	7.8%
Net Sales
Net sales for the three months ended July 2, 2016 were $994.1 million, a decrease of 10.5% from net sales of $1,111.3 million for the three months ended June 27, 2015. Net sales for the nine months ended July 2, 2016 were $2,433.8 million, an increase of 3.5% from net sales of $2,352.6 million for the nine months ended June 27, 2015. The change in net sales was attributable to:

	THREE MONTHS ENDED	NINE MONTHS ENDED
	JULY 2, 2016	JULY 2, 2016
Volume	(11.8)%	2.3%
Acquisitions	1.2	2.0
Pricing	0.8	0.1
Foreign exchange rates	(0.7)	(0.9)
Change in net sales	(10.5)%	3.5%
The decrease in net sales for the three months ended July 2, 2016 was primarily driven by:

•
decreased sales in our U.S. Consumer and Europe Consumer segments, driven by the impact of the calendar shift whereby our third quarter of fiscal 2016 began six days later than our third quarter of fiscal 2015 and these six days occurred during our peak selling season, resulting in a decrease in net sales of approximately $90 million, as well as the prior year exit from the U.K. Solus business resulting in a decrease in net sales of $7.7 million; and

•	the unfavorable impact of foreign exchange rates as a result of the strengthening of the U.S. dollar relative to other currencies including the Canadian dollar, euro and British pound;

•	partially offset by increased sales volume in our Other segment, driven by increased sales of hydroponic gardening products;

•	the addition of net sales from acquisitions within our Other segment, primarily from Gavita and a Canadian growing media operation; and

•	a favorable impact of increased pricing in the U.S. Consumer segment.
The increase in net sales for the nine months ended July 2, 2016 was primarily driven by:

•
increased sales in our U.S. Consumer segment, driven by the impact of the calendar shift whereby the nine months ended July 2, 2016 had six additional days compared to the nine months ended June 27, 2015, resulting in an increase in net sales of approximately $32.0 million, as well as the impact of our amended Marketing Agreement for consumer Roundup®;

•	increased sales volume in our Other segment, driven by increased sales of hydroponic gardening products;

•	the addition of net sales from acquisitions within our Other segment, primarily from General Hydroponics, Vermicrop, Gavita and a Canadian growing media operation; and

•	a favorable impact of increased pricing in the U.S. Consumer segment;

•
partially offset by the unfavorable impact of foreign exchange rates as a result of the strengthening of the U.S. dollar relative to other currencies including the Canadian dollar, euro and British pound; and

•	the prior year exit from the U.K. Solus business resulting in a decrease in net sales of $14.0 million in our Europe Consumer segment.
Cost of Sales
The following table shows the major components of cost of sales:

	THREE MONTHS ENDED		NINE MONTHS ENDED
	JULY 2, 2016	JUNE 27, 2015	JULY 2, 2016	JUNE 27, 2015
	(In millions)
Materials	$367.4	$431.2	$880.7	$892.8
Distribution and warehousing	114.8	138.5	287.5	305.4
Manufacturing labor and overhead	135.7	136.2	309.2	281.9
Roundup® reimbursements	18.4	16.2	55.2	51.7
	636.3	722.1	1,532.6	1,531.8
Impairment, restructuring and other	0.4	3.4	5.5	3.6
	$636.7	$725.5	$1,538.1	$1,535.4

Factors contributing to the change in cost of sales are outlined in the following table:

	THREE MONTHS ENDED	NINE MONTHS ENDED
	JULY 2, 2016	JULY 2, 2016
	(In millions)
Volume and product mix	$(73.8)	$35.3
Roundup® reimbursements	2.2	3.5
Material costs	(6.3)	(16.2)
Foreign exchange rates	(7.9)	(21.8)
	(85.8)	0.8
Impairment, restructuring and other	(3.0)	1.9
Change in cost of sales	$(88.8)	$2.7
The decrease in cost of sales for the three months ended July 2, 2016 was primarily driven by:

•	decreased sales in our U.S. Consumer and Europe Consumer segments;

•	lower distribution costs within our U.S. Consumer segment due to savings from lower fuel prices and reduced costs from efficiencies in our growing media business;

•	the favorable impact of foreign exchange rates as a result of a strengthening of the U.S. dollar relative to other currencies including the Canadian dollar, euro and British pound;

•	lower material costs in our U.S. Consumer segment driven by lower commodity costs primarily related to fertilizer inputs; and

•	a decrease in restructuring and other charges of $3.0 million related to addressing the consumer complaints regarding our reformulated Bonus® S product sold during fiscal 2015;

•	partially offset by costs related to sales from acquisitions within our Other segment of $8.4 million, primarily from Gavita and a Canadian growing media operation; and

•	an increase in net sales attributable to reimbursements under our Marketing Agreement for consumer Roundup® and our Services Agreement with Bonnie.
The increase in cost of sales for the nine months ended July 2, 2016 was primarily driven by:

•	costs related to increased sales in our U.S. Consumer and Other segments;

•	costs related to sales from acquisitions within our Other segment of $29.1 million, primarily from General Hydroponics, Vermicrop, Gavita and a Canadian growing media operation;

•	an increase in net sales attributable to reimbursements under our Marketing Agreement for consumer Roundup® and our Services Agreement with Bonnie; and

•	an increase in restructuring and other charges of $1.9 million related to addressing the consumer complaints regarding our reformulated Bonus® S product sold during fiscal 2015;

•	partially offset by lower material costs in our U.S. Consumer segment driven by lower commodity costs primarily related to fertilizer inputs;

•	lower distribution costs within our U.S. Consumer segment due to savings from lower fuel prices and reduced costs from efficiencies in our growing media business; and

•	the favorable impact of foreign exchange rates as a result of a strengthening of the U.S. dollar relative to other currencies including the Canadian dollar, euro and British pound.
Gross Profit
As a percentage of net sales, our gross profit rate was 36.0% and 34.7% for the three months ended July 2, 2016 and June 27, 2015, respectively. As a percentage of net sales, our gross profit rate was 36.8% and 34.7% for the nine months ended July 2, 2016 and June 27, 2015, respectively. Factors contributing to the change in gross profit rate are outlined in the following table:

	THREE MONTHS ENDED	NINE MONTHS ENDED
	JULY 2, 2016	JULY 2, 2016
Product mix and volume	0.3%	0.8%
Acquisitions	0.2	0.3
Roundup® commissions and reimbursements	(0.4)	0.4
Material costs	0.6	0.7
Pricing	0.6	0.1
	1.3%	2.3%
Impairment, restructuring and other	—	(0.2)
Change in gross profit rate	1.3%	2.1%
The increase in the gross profit rate for the three months ended July 2, 2016 was primarily driven by:

•	lower material costs in our U.S. Consumer segment driven by commodities primarily related to fertilizer inputs;

•	a favorable impact of increased pricing in the U.S. Consumer segment; and

•	lower distribution costs within our U.S. Consumer segment due to savings from lower fuel prices and reduced costs from efficiencies in our growing media business;

•	partially offset by a decrease in net sales attributable to our Marketing Agreement for consumer Roundup®; and

•	unfavorable product mix within our U.S. Consumer segment due to increased sales of mulch products and decreased sales of fertilizer products.
The increase in the gross profit rate for the nine months ended July 2, 2016 was primarily driven by:

•	lower distribution costs within our U.S. Consumer segment due to savings from lower fuel prices and reduced costs from efficiencies in our growing media business;

•	lower material costs in our U.S. Consumer segment driven by commodities primarily related to fertilizer inputs;

•	a favorable impact of increased pricing in the U.S. Consumer segment; and

•	an increase in net sales attributable to our Marketing Agreement for consumer Roundup®;

•	partially offset by unfavorable product mix within our U.S. Consumer segment due to increased sales of mulch products and decreased sales of fertilizer products; and

•	an increase in restructuring and other charges of $1.9 million related to addressing the consumer complaints regarding our reformulated Bonus® S product sold during fiscal 2015.
Selling, General and Administrative Expenses
The following table sets forth the components of selling, general and administrative (“SG&A”) expenses:

	THREE MONTHS ENDED		NINE MONTHS ENDED
	JULY 2, 2016	JUNE 27, 2015	JULY 2, 2016	JUNE 27, 2015
	(In millions)
Advertising	$43.5	$45.6	$115.6	$115.6
Research and development	12.5	11.6	33.3	31.3
Share-based compensation	2.4	2.1	13.7	11.4
Amortization of intangibles	4.2	3.8	11.4	9.3
Other selling, general and administrative	89.3	92.2	292.1	281.9
	$151.9	$155.3	$466.1	$449.5
For the three months ended July 2, 2016 compared to the three months ended June 27, 2015, advertising expense decreased $2.1 million driven by the timing of media spending in our U.S. Consumer and Europe Consumer segments. The decrease in other SG&A expenses of $2.9 million is due to decreased selling and variable incentive compensation of $3.3 million and the favorable impact of foreign exchange rates of $0.8 million as the U.S. dollar has strengthened relative to other currencies including the Canadian dollar, euro and British pound, partially offset by the impact of recent acquisitions and costs related to other transaction activity of $1.5 million.
For the nine months ended July 2, 2016 compared to the nine months ended June 27, 2015, other SG&A expenses increased $10.2 million driven by the impact of recent acquisitions and costs related to other transaction activity of $8.8 million and increased variable incentive compensation of $8.3 million, partially offset by the favorable impact of foreign exchange rates of $4.8 million as the U.S. dollar has strengthened relative to other currencies including the Canadian dollar, euro and British pound.
Impairment, Restructuring and Other (included in Operating Expenses)
In the first quarter of fiscal 2016, we announced a series of initiatives called Project Focus designed to maximize the value of our non-core assets and focus on emerging categories of the lawn and garden industry in our core U.S. business. During the three and nine months ended July 2, 2016, we recognized costs of $(0.3) million and $2.3 million, respectively, related to transaction activity associated with this project.
During the third quarter of fiscal 2015, our U.S. Consumer segment began experiencing an increase in certain consumer complaints related to the reformulated Bonus® S fertilizer product sold in the southeastern United States during fiscal 2015 indicating customers were experiencing damage to their lawns after application. During the three and nine months ended July 2, 2016, we recognized $0.1 million and $1.4 million in costs related to resolving these consumer complaints and the recognition of costs expected to be incurred for current and expected consumer claims. Costs incurred to date since the inception of this matter are $74.3 million. We are working through the claims process with our insurers with respect to these costs, and have received reimbursement payments of $60.8 million through the third quarter of fiscal 2016, including $5.9 million and $40.9 million received during the three and nine months ended July 2, 2016, respectively. We recorded offsetting insurance reimbursement recoveries upon resolution of the insurer’s review of claim documentation in the amount of $4.9 million in the fourth quarter of fiscal 2015, $50.0 million in the second quarter of fiscal 2016 and $5.9 million during the third quarter of fiscal 2016.
During the three and nine months ended June 27, 2015, we recognized $6.6 million and $19.9 million, respectively, in restructuring costs related to termination benefits provided to U.S. and international personnel as part of our restructuring of the U.S. administrative and overhead functions, the continuation of the international profitability improvement initiative and the liquidation and exit from the U.K. Solus business.

During the third quarter of fiscal 2015, we recognized $37.7 million in costs related to resolving consumer complaints and the recognition of costs expected to be incurred for current and expected consumer claims related to the reformulated Bonus® S fertilizer product sold in the southeastern United States during fiscal 2015.
Other Income, net
Other income is comprised of activities outside our normal business operations, such as royalty income from the licensing of certain of our brand names, income earned from loans receivable, foreign exchange gains/losses and gains/losses from the sale of non-inventory assets. Other income was $5.6 million and $7.1 million for the three and nine months ended July 2, 2016, respectively, compared to $1.8 million and $2.4 million for the three and nine months ended June 27, 2015, respectively. The increase in other income for the three and nine months ended July 2, 2016 was due to a gain on the sale of a growing media plant that is being relocated, an increase in income on loans receivable and royalty income earned from the Joint Venture related to its use of brand names.
Equity in Loss of Unconsolidated Affiliates
As of July 2, 2016, we held a minority equity interest of approximately 30% in the Joint Venture. This interest was initially recorded at fair value on the transaction date and subsequently is accounted for using the equity method of accounting, with our proportionate share of Joint Venture earnings reflected in the Condensed Consolidated Statements of Operations. We recognized equity in losses of the Joint Venture of $3.5 million for the three and nine months ended July 2, 2016. Included within losses of unconsolidated affiliates for the three and nine months ended July 2, 2016 is our share of impairment, restructuring and other charges of $17.0 million. These charges included $10.8 million for transaction costs, $0.6 million for nonrecurring integration and separation costs and $5.6 million for a non-cash fair value write-down adjustment on its deferred revenue.
Costs Related to Refinancing
Costs related to refinancing were $8.8 million for the nine months ended July 2, 2016. The costs incurred were associated with the redemption of our 6.625% Senior Notes on December 15, 2015, and are comprised of $6.6 million of call premium and $2.2 million of unamortized bond discount and issuance costs that were written off.
Interest Expense
Interest expense was $16.9 million for the three months ended July 2, 2016 compared to $14.3 million for the three months ended June 27, 2015. The increase in interest expense of $2.6 million was driven by an increase in average borrowings of $323.1 million, which is net of a decrease of $9.3 million due to the impact of foreign exchange rates, partially offset by a decrease in our weighted average interest rate of 15 basis points primarily due to reduced rates under our credit facility and the redemption of the 6.625% Senior Notes.
Interest expense was $52.3 million for the nine months ended July 2, 2016 compared to $39.0 million for the nine months ended June 27, 2015. The increase in interest expense of $13.3 million was driven by an increase in average borrowings of $399.8 million, which is net of a decrease of $5.1 million due to the impact of foreign exchange rates, and an increase in our weighted average interest rate of 6 basis points primarily due to the higher proportion of long-term fixed-rate borrowing in our debt mix during fiscal 2016. The increase in average borrowings was driven by recent acquisition and investment activity, primarily related to General Hydroponics, Vermicrop, Bonnie, Gavita, the amendment of our Marketing Agreement with Monsanto and an increase in repurchases of our Common Shares.
Income Tax Expense
The effective tax rate related to continuing operations for the nine months ended July 2, 2016 was 35.5%, compared to 35.0% for the nine months ended June 27, 2015. The effective tax rate used for interim purposes was based on our best estimate of factors impacting the effective tax rate for the full fiscal year. Factors affecting the estimated effective tax rate include assumptions as to income by jurisdiction (domestic and foreign), the availability and utilization of tax credits and the existence of elements of income and expense that may not be taxable or deductible. The estimated effective tax rate is subject to revision in later interim periods and at fiscal year end as facts and circumstances change during the course of the fiscal year. There can be no assurances that the effective tax rate estimated for interim financial reporting purposes will approximate the effective tax rate determined at fiscal year end.
Income from Continuing Operations
We reported income from continuing operations of $127.0 million, or $2.06 per diluted share, for the three months ended July 2, 2016 compared to $115.1 million, or $1.85 per diluted share, for the three months ended June 27, 2015; and $273.5 million, or $4.40 per diluted share, for the first nine months of fiscal 2016 compared to $180.1 million, or $2.90 per diluted share, for the first nine months of fiscal 2015.

For the three months ended July 2, 2016, the increase was driven by impairment, restructuring and other recoveries during fiscal 2016 as compared to charges during fiscal 2015, improvement in gross profit rate and a decrease in SG&A expenses, partially offset by a decrease in net sales and an increase in interest expense. Diluted average common shares used in the diluted income per common share calculation were 61.9 million for the three months ended July 2, 2016 compared to 62.3 million for the three months ended June 27, 2015. The decrease in dilutive average common shares was primarily the result of Common Share repurchase activity, partially offset by the exercise and issuance of share-based compensation awards and the payment of contingent consideration in Common Shares in connection with the Vermicrop acquisition.
For the nine months ended July 2, 2016, the increase was driven by impairment, restructuring and other recoveries during fiscal 2016 as compared to charges during fiscal 2015, an increase in net sales and gross profit rate, partially offset by increases in interest expense, costs related to refinancing and SG&A. Diluted average common shares used in the diluted income per common share calculation were 62.2 million for the nine months ended July 2, 2016 compared to 62.1 million for the nine months ended June 27, 2015. The increase in dilutive average common shares was primarily the result of the exercise and issuance of share-based compensation awards and the payment of contingent consideration in Common Shares in connection with the Vermicrop acquisition, partially offset by Common Share repurchase activity.
Income from Discontinued Operations, net of tax
On April 13, 2016, the Company completed the contribution of the SLS Business to the Joint Venture in exchange for a minority equity interest of approximately 30% in the Joint Venture. As a result, effective in its second quarter of fiscal 2016, the Company classified its results of operations for all periods presented to reflect the SLS Business as a discontinued operation and classified the assets and liabilities of the SLS Business as held for sale. The prior period amounts have been reclassified to conform. During the nine months ended July 2, 2016, we recognized $9.0 million for the resolution of a prior SLS Business litigation matter, as well as $4.4 million in transaction related costs associated with the divestiture of the SLS Business within the “Income from discontinued operations, net of tax” line in the Condensed Consolidated Statements of Operations.
Income from discontinued operations, net of tax, was $85.7 million and $17.9 million for the three months ended July 2, 2016 and June 27, 2015, respectively, and was $68.2 million and $3.2 million for the nine months ended July 2, 2016 and June 27, 2015, respectively. The increase is primarily driven by the after-tax gain on contribution of $86.4 million, partially offset by a net loss from the operations of the SLS Business of $0.7 million and $18.2 million for the three and nine months ended July 2, 2016, respectively, as compared to net income from the operations of the SLS Business of $17.9 million and $3.2 million for the three and nine months ended June 27, 2015, respectively.
SEGMENT RESULTS
We divide our business into three reportable segments: U.S. Consumer, Europe Consumer and Other. These segments differ from those used in prior periods due to the change in our internal organizational structure associated with Project Focus, which is a series of initiatives announced in the first quarter of fiscal 2016 designed to maximize the value of our non-core assets and concentrate focus on emerging categories of the lawn and garden industry in our core U.S. business. On April 13, 2016, as part of this project, we completed the contribution of the SLS Business to a newly formed subsidiary of TruGreen Holdings in exchange for a minority equity interest of approximately 30% in the Joint Venture. As a result, effective in our second quarter of fiscal 2016, we classified our results of operations for all periods presented to reflect the SLS Business as a discontinued operation and classified the assets and liabilities of the SLS Business as held for sale. The prior period amounts have been reclassified to conform with the new segments. This division of reportable segments is consistent with how the segments report to and are managed by the chief operating decision maker of the Company.
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

The following table sets forth net sales by segment:

	THREE MONTHS ENDED		NINE MONTHS ENDED
	JULY 2, 2016	JUNE 27, 2015	JULY 2, 2016	JUNE 27, 2015
	(In millions)
U.S. Consumer	$756.7	$871.2	$1,909.6	$1,861.6
Europe Consumer	96.2	110.3	236.9	260.9
Other	141.2	129.8	287.3	230.1
Consolidated	$994.1	$1,111.3	$2,433.8	$2,352.6
The following table sets forth segment income (loss) from continuing operations before income taxes:

	THREE MONTHS ENDED		NINE MONTHS ENDED
	JULY 2, 2016	JUNE 27, 2015	JULY 2, 2016	JUNE 27, 2015
	(In millions)
U.S. Consumer	$205.8	$237.9	$487.6	$429.9
Europe Consumer	11.8	15.0	24.2	23.9
Other	11.9	16.7	17.0	14.2
Segment Total	229.5	269.6	528.8	468.0
Corporate	(13.8)	(22.1)	(73.9)	(76.0)
Intangible asset amortization	(4.4)	(4.4)	(12.6)	(10.9)
Impairment, restructuring and other	(11.4)	(51.7)	29.1	(65.0)
Equity in income of unconsolidated affiliates	13.5	—	13.5	—
Costs related to refinancing	—	—	(8.8)	—
Interest expense	(16.9)	(14.3)	(52.3)	(39.0)
Consolidated	$196.5	$177.1	$423.8	$277.1
U.S. Consumer
U.S. Consumer segment net sales were $756.7 million in the third quarter of fiscal 2016, a decrease of 13.1% from the third quarter of fiscal 2015 net sales of $871.2 million; and were $1,909.6 million for the first nine months of fiscal 2016, an increase of 2.6% from the first nine months of fiscal 2015 sales of $1,861.6 million. For the three months ended July 2, 2016, the unfavorable impact of decreased sales volume of 14.8%, which includes the impact of the calendar shift, was partially offset by the favorable impact of increased pricing and acquisitions of 1.2% and 0.4%, respectively. Decreased sales volume, including the impact of the calendar shift, for the three months ended July 2, 2016 was driven by decreased sales of fertilizer, seed and growing media products. For the nine months ended July 2, 2016, the increase was driven by the favorable impact of volume, which includes the impact of the calendar shift, pricing and acquisitions of 2.0%, 0.4% and 0.2%, respectively. Increased sales volume, including the impact of the calendar shift, for the nine months ended July 2, 2016 was driven by increased sales of growing media and controls products, as well as the impact of the Marketing Agreement for consumer Roundup®.
U.S. Consumer segment operating income decreased by $32.1 million, or 13.5%, in the third quarter of fiscal 2016, and increased $57.7 million, or 13.4%, in the first nine months of fiscal 2016, as compared to the same periods in fiscal 2015. The decrease for the three months ended July 2, 2016 was primarily driven by decreased sales of fertilizer, seed and growing media products, including the impact of the calendar shift, partially offset by lower distribution costs due to savings from fuel purchases and hedging, lower material costs driven by commodities and decreased SG&A as a result of decreased compensation expense. The increase for the nine months ended July 2, 2016 was primarily driven by increased sales of growing media and controls products, including the impact of the calendar shift, the impact of the Marketing Agreement for consumer Roundup®, lower distribution costs due to savings from fuel purchases and hedging and lower material costs driven by commodities, partially offset by increased SG&A as a result of the impact of recent acquisitions and costs related to other transaction activity and increased compensation expense.

Europe Consumer
Europe Consumer segment net sales were $96.2 million in the third quarter of fiscal 2016, a decrease of 12.8% from the third quarter of fiscal 2015 net sales of $110.3 million; and were $236.9 million for the first nine months of fiscal 2016, a decrease of 9.2% from the first nine months of fiscal 2015 sales of $260.9 million. For the three months ended July 2, 2016, the decrease was driven by the prior year exit from the U.K. Solus business of $7.7 million, or 7.0%, and the unfavorable impact of changes in foreign exchange rates, volume, which includes the impact of the calendar shift, and decreased pricing of 2.6%, 1.7% and 1.5%, respectively. For the nine months ended July 2, 2016, the decrease was driven by the prior year exit from the U.K. Solus business of $14.0 million, or 5.4%, and the unfavorable impact of changes in foreign exchange rates and decreased pricing of 3.5% and 1.0%, respectively, partially offset by the favorable impact of volume of $1.7 million, or 0.7%, which includes the impact of the calendar shift.
Europe Consumer segment operating income decreased by 21.3%, to $11.8 million, in the third quarter of fiscal 2016, and increased by 1.3%, to $24.2 million, in the first nine months of fiscal 2016, as compared to the same periods in fiscal 2015. For the three months ended July 2, 2016, the decrease was driven by the unfavorable impact of changes in foreign exchange rates, volume, which includes the impact of the calendar shift, and decreased pricing. The increase for the first nine months of fiscal 2016 was primarily driven by the prior year exit from the U.K. Solus business.
Other
Other segment net sales were $141.2 million in the third quarter of fiscal 2016, an increase of 8.8% from the third quarter of fiscal 2015 net sales of $129.8 million; and were $287.3 million for the first nine months of fiscal 2016, an increase of 24.9%, from the first nine months of fiscal 2015 sales of $230.1 million. For the three months ended July 2, 2016, the favorable impacts of volume and acquisitions of 5.0% and 7.9%, respectively, were partially offset by the unfavorable impacts of changes in foreign exchange rates and decreased pricing of 3.9% and 0.1%, respectively. For the nine months ended July 2, 2016, the favorable impacts of volume and acquisitions of 12.4% and 18.8%, respectively, were partially offset by the unfavorable impacts of changes in foreign exchange rates and decreased pricing of 5.5% and 0.7%, respectively. The addition of net sales from acquisitions and increased volume from our indoor and urban gardening business comprise $15.5 million and $55.8 million of the increase in net sales for the three and nine months ended July 2, 2016, respectively.
Other segment operating income increased to $11.9 million in the third quarter of fiscal 2016, and increased to $17.0 million in the first nine months of fiscal 2016, as compared to the same periods in fiscal 2015. The increases were primarily driven by net sales due to acquisitions and increased sales volume, partially offset by increased SG&A as a result of costs related to other transaction activity and increased compensation expense.
Corporate
Corporate operating loss was $13.8 million in the third quarter of fiscal 2016 as compared to $22.1 million in the third quarter of fiscal 2015. The decrease was primarily due to decreased variable incentive compensation, an increase in income on loans receivable and royalty income earned from the Joint Venture related to its use of brand names. Corporate operating loss was $73.9 million for the nine months ended July 2, 2016 as compared to $76.0 million for the nine months ended June 27, 2015. The decrease was primarily due to an increase in income on loans receivable and royalty income earned from the Joint Venture related to its use of brand names.
LIQUIDITY AND CAPITAL RESOURCES
Operating Activities
Cash used in operating activities totaled $28.9 million for the nine months ended July 2, 2016 as compared to cash provided by operating activities of $24.2 million for the nine months ended June 27, 2015. Cash provided by operating activities from the SLS Business was $38.9 million and $30.1 million for the nine months ended July 2, 2016 and June 27, 2015, respectively.
Cash from operating activities decreased $53.1 million for the first nine months of fiscal 2016 as compared to the first nine months of fiscal 2015, primarily driven by an increase in cash used for working capital related to increased inventory, timing of customer receipts as compared to payment of current liabilities and an increase in accounts receivable from the Joint Venture of $30.0 million for expenses incurred pursuant to a transition services agreement and an employee leasing agreement, partially offset by insurance reimbursement recoveries of $40.9 million related to the Bonus® S consumer complaint matter.
Investing Activities
Cash used in investing activities totaled $114.8 million and $215.0 million for the nine months ended July 2, 2016 and June 27, 2015, respectively. Cash used in investing activities related to the SLS Business was $1.4 million and $23.4 million for the nine months ended July 2, 2016 and June 27, 2015, respectively.

Cash used for investments in property, plant and equipment during the first nine months of fiscal 2016 and fiscal 2015 was $35.7 million and $41.2 million, respectively. During the nine months ended July 2, 2016, we made an investment in Bonnie in the amount of $72.0 million, made an investment in an unconsolidated subsidiary of $2.0 million, provided an $18.0 million investment in second lien term loan financing to the Joint Venture and completed the acquisitions of Gavita and a Canadian growing media operation which included cash payments of $161.4 million. These cash outflows were partially offset by a distribution of $196.2 million from the Joint Venture. During the nine months ended June 27, 2015, we completed the acquisitions of General Hydroponics and Vermicrop for $120.0 million and $15.0 million, respectively, in addition to four acquisitions of growing media operations with an aggregate estimated purchase price of $40.7 million. Additionally, Scotts LawnService® completed the acquisition of Action Pest for $21.7 million. These acquisitions included cash payments of $179.1 million during the first nine months of fiscal 2015.
Financing Activities
Financing activities provided cash of $152.8 million and $186.2 million for the nine months ended July 2, 2016 and June 27, 2015, respectively. The decrease in cash provided by financing activities of $33.4 million was the result of the repayment of $200.0 million aggregate principal amount of 6.625% Senior Notes, a decrease in net borrowings under our credit facilities of $145.1 million, payment of financing and issuance fees of $11.2 million related to our new credit agreement and the 6.000% Senior Notes, an increase in repurchases of our Common Shares of $66.4 million and a decrease in cash received from the exercise of stock options of $6.6 million, partially offset by the issuance of $400.0 million aggregate principal amount of 6.000% Senior Notes.
Cash and Cash Equivalents
Our cash and cash equivalents were held in cash depository accounts with major financial institutions around the world or invested in high quality, short-term liquid investments having original maturities of three months or less. The cash and cash equivalents balances of $77.2 million and $79.9 million as of July 2, 2016 and June 27, 2015, respectively, included $54.7 million and $69.3 million, respectively, held by controlled foreign corporations. Our current plans do not demonstrate a need to, nor do we have plans to, repatriate the retained earnings from these foreign corporations as the earnings are indefinitely reinvested. However, in the future, if we determine it is necessary to repatriate these funds, or we sell or liquidate any of these foreign corporations, we may be required to pay associated taxes on the repatriation, sale or liquidation.
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
At July 2, 2016, we had letters of credit outstanding in the aggregate principal amount of $26.8 million, and $1.1 billion of availability under the new credit agreement, subject to our continued compliance with covenants discussed below. The weighted average interest rates on average borrowings under the new credit agreement and the former credit facility were 3.9% and 4.1% for the nine months ended July 2, 2016 and June 27, 2015, respectively.
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
On March 23, 2016, we entered into a Waiver and First Amendment to the MARP Agreement that amends the MARP Agreement in the following significant respects: (1) includes subsidiaries and affiliates of the approved debtors into the definition of approved debtors; (2) requires Scotts LLC to repurchase all receivables (including any defaulted receivables) from the banks on each settlement date; and (3) provides the administrative agent and the banks with full recourse to Scotts LLC in case of non-payment of any purchased receivable on the maturity date thereof, regardless of the reason for such non-payment. Under the terms of the amended MARP Agreement, the banks have the opportunity to purchase those accounts receivable offered by us at a discount (from the agreed base value thereof) effectively equal to the one-week LIBO rate plus 0.95%. There were $348.0 million and $301.1 million in borrowings or receivables pledged as collateral under the MARP Agreement as of July 2, 2016 and June 27,

2015. The carrying value of the receivables pledged as collateral was $435.1 million as of July 2, 2016 and $376.4 million as of June 27, 2015. As of July 2, 2016, there was $26.7 million of availability under the MARP Agreement.
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
We were in compliance with all debt covenants as of July 2, 2016. Our new credit agreement contains, among other obligations, an affirmative covenant regarding our leverage ratio on the last day of each quarter, calculated as our net indebtedness divided by adjusted earnings before interest, taxes, depreciation and amortization. The maximum leverage ratio was 4.50 as of July 2, 2016. Our leverage ratio was 2.96 at July 2, 2016. Our new credit agreement also includes an affirmative covenant regarding our interest coverage. The minimum interest coverage ratio was 3.00 for the twelve months ended July 2, 2016. Our interest coverage ratio was 8.22 for the twelve months ended July 2, 2016. The new credit agreement allows us to make unlimited restricted payments (as defined in the new credit agreement), including increased or one-time dividend payments and Common Share repurchases, as long as the leverage ratio resulting from the making of such restricted payments is 4.00 or less. Otherwise we may only make restricted payments in an aggregate amount for each fiscal year not to exceed the amount set forth in the new credit agreement for such fiscal year ($175.0 million for 2016 and 2017 and $200.0 million for 2018 and each fiscal year thereafter).
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
Contractual Obligations
Other than the changes to our borrowing agreements during our first quarter of fiscal 2016 and acquisition activity during the third quarter of fiscal 2016, there have been no material changes outside of the ordinary course of business in our outstanding contractual obligations since the end of fiscal 2015 and through July 2, 2016. As part of the fiscal 2016 acquisitions, we acquired operating leases with total future minimum leases payments for non-cancelable operating leases of $2.1 million.

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
In addition, there were no changes in the Registrant’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during the Registrant’s fiscal quarter ended July 2, 2016 that have materially affected, or are reasonably likely to materially affect, the Registrant’s internal control over financial reporting.

PART II—OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

There have been no material changes to the pending legal proceedings disclosed in the 2015 Annual Report.
ITEM 1A. RISK FACTORS

The Company's risk factors as of July 2, 2016 have not changed materially from those described in “ITEM IA. RISK FACTORS” in the 2015 Annual Report.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The payment of future dividends, if any, on the Common Shares will be determined by the Board of Directors in light of conditions then existing, including the Company’s earnings, financial condition and capital requirements, restrictions in financing agreements, business conditions and other factors. The terms of the new credit agreement allow the Company to make unlimited restricted payments (as defined in the new credit agreement), including increased or one-time dividend payments and Common Share repurchases, so long as the leverage ratio resulting from the making of such restricted payments is 4.00 or less. Otherwise the Company may only make restricted payments in an aggregate amount for each fiscal year not to exceed the amount set forth in the new credit agreement for such fiscal year ($175.0 million for 2016 and 2017 and $200.0 million for 2018 and each fiscal year thereafter). Our leverage ratio was 2.96 at July 2, 2016.

(a) Issuer Purchases of Equity Securities

The following table shows the purchases of Common Shares made by or on behalf of Scotts Miracle-Gro or any “affiliated purchaser” (as defined in Rule 10b-18(a)(3) under the Securities Exchange Act of 1934, as amended) of Scotts Miracle-Gro for each fiscal month in the three months ended July 2, 2016:

Period	Total Number of Common Shares Purchased(1)	Average Price Paid per Common Share(2)	Total Number of Common Shares Purchased as Part of Publicly Announced Plans or Programs(3)	Approximate Dollar Value of Common Shares That May Yet be Purchased Under the Plans or Programs(3)
April 3 through April 30	111,350	$72.04	109,876	$434,478,631
May 1 through May 28	279,584	$67.89	278,055	$415,602,029
May 29 through July 2	171,560	$68.48	169,431	$403,998,621
Total	562,494	$68.89	557,362

(1)
All of the Common Shares purchased during the quarter were purchased in open market transactions. The total number of Common Shares purchased during the quarter includes 5,132 Common Shares purchased by the trustee of the rabbi trust established by the Company as permitted pursuant to the terms of The Scotts Company LLC Executive Retirement Plan (the “ERP”). The ERP is an unfunded, non-qualified deferred compensation plan which, among other things, provides eligible employees the opportunity to defer compensation above specified statutory limits applicable to The Scotts Company LLC Retirement Savings Plan and with respect to any Executive Management Incentive Pay (as defined in the ERP), Performance Award (as defined in the ERP) or other bonus awarded to such eligible employees. Pursuant to the terms of the ERP, each eligible employee has the right to elect an investment fund, including a fund consisting of Common Shares (the “Scotts Miracle-Gro Common Stock Fund”), against which amounts allocated to such employee’s account under the ERP, including employer contributions, will be benchmarked (all ERP accounts are bookkeeping accounts only and do not represent a claim against specific assets of the Company). Amounts allocated to employee accounts under the ERP represent deferred compensation obligations of the Company. The Company established the rabbi trust in order to assist the Company in discharging such deferred compensation obligations. When an eligible employee elects to benchmark some or all of the amounts allocated to such employee’s account against the Scotts Miracle-Gro Common Stock Fund, the trustee of the rabbi trust purchases the number of Common Shares equivalent to the amount so benchmarked. All Common Shares purchased by the trustee are purchased on the open market and are held in the rabbi trust until such time as they are distributed pursuant to the terms of the ERP. All assets of the rabbi trust, including any Common Shares purchased by the trustee, remain, at all times, assets of the Company, subject to the claims of its creditors. The terms of the ERP do not provide for a specified limit on the number of Common Shares that may be purchased by the trustee of the rabbi trust.

(2)	The average price paid per Common Share is calculated on a settlement basis and includes commissions.

(3)
On August 11, 2014, Scotts Miracle-Gro announced that its Board of Directors authorized the repurchase of up to $500.0 million of Common Shares over a five-year period (starting November 1, 2014 through September 30, 2019). The dollar amounts in the “Approximate Dollar Value of Common Shares That May Yet be Purchased Under the Plans or Programs” column reflect the remaining amounts that were available for repurchase under the $500.0 million authorized repurchase program. On August 3, 2016, Scotts Miracle-Gro announced that its Board of Directors authorized a $500.0 million increase to the share repurchase authorization through September 30, 2019.

ITEM 6. EXHIBITS
See Index to Exhibits at page 59 for a list of the exhibits included herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

THE SCOTTS MIRACLE-GRO COMPANY

Date: August 10, 2016	/s/ THOMAS RANDAL COLEMAN
Printed Name: Thomas Randal Coleman
Title: Executive Vice President and Chief Financial Officer

THE SCOTTS MIRACLE-GRO COMPANY
QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED JULY 2, 2016

INDEX TO EXHIBITS

EXHIBIT NO.	DESCRIPTION	LOCATION

4	First Supplemental Indenture, dated May 26, 2016, among The Scotts Miracle-Gro Company, the Guarantors (as defined therein) and U.S. Bank National Association, as trustee	*

10
Amendment No. 1, dated July 29, 2016 to Fourth Amended and Restated Guarantee and Collateral Agreement, made by The Scotts Miracle-Gro Company, each domestic Subsidiary Borrower under the Fourth Amended and Restated Credit Agreement, and certain of its and their domestic subsidiaries, in favor of JPMorgan Chase Bank, N.A., as Administrative Agent
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