Form 10-K
period 2016-09-30
SCOTTS MIRACLE-GRO CO
filed 2016-11-28
CIK 825542

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________________________________________________
Form 10-K
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended September 30, 2016
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
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☑    No  ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☑
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☑    No  ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☑    No  ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☑	Accelerated filer	☐
Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☑
The aggregate market value of Common Shares (the only common equity of the registrant) held by non-affiliates (for this purpose, executive officers and directors of the registrant are considered affiliates) as of April 2, 2016 (the last business day of the most recently completed second quarter) was approximately $3,300,118,585.
There were 60,086,416 Common Shares of the registrant outstanding as of November 18, 2016.
______________________________________________________________
DOCUMENTS INCORPORATED BY REFERENCE:
Portions of the definitive Proxy Statement for the registrant’s 2017 Annual Meeting of Shareholders are incorporated by reference into Part III of this Annual Report on Form 10-K. Such Proxy Statement will be filed with the Securities and Exchange Commission within 120 days of the registrant’s fiscal year ended September 30, 2016.

PART I

ITEM 1.	BUSINESS
Company Description and Development of the Business
The discussion below provides a brief description of the business conducted by The Scotts Miracle-Gro Company (“Scotts Miracle-Gro” and, together with its subsidiaries, the “Company,” “we” or “us”), including general developments in the Company’s business during the fiscal year ended September 30, 2016 (“fiscal 2016”). For additional information on recent business developments, see “ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS” of this Annual Report on Form 10-K.
We are a leading manufacturer and marketer of branded consumer lawn and garden products. Our products are marketed under some of the most recognized brand names in the industry. In North America, key brands include Scotts® and Turf Builder® lawn and grass seed products; Miracle-Gro®, Nature’s Care®, Scotts®, LiquaFeed® and Osmocote®1 gardening and landscape products; and Ortho®, Roundup®2, Home Defense® and Tomcat® branded insect control, weed control and rodent control products. In the United Kingdom, key brands include Miracle-Gro® plant fertilizers; Roundup®2, Weedol® and Pathclear® herbicides; EverGreen® lawn fertilizers; and Levington® gardening and landscape products. Other significant brands in Europe include Roundup®2, KB® and Fertiligène® in France; Roundup®2, Celaflor®, Nexa Lotte® and Substral® in Germany and Austria; and Roundup®2, ASEF®, KB® and Substral® in Belgium, the Netherlands and Luxembourg. We are the exclusive agent of the Monsanto Company (“Monsanto”) for the marketing and distribution of consumer Roundup® non-selective herbicide products within the United States and other contractually specified countries. We have a presence in similar consumer branded products in Australia, the Far East and Latin America. In addition, with our recent acquisitions of Gavita Holdings B.V. (“Gavita”), General Hydroponics, Inc. (“General Hydroponics”) and Bio-Organic Solutions, Inc. (“Vermicrop”), and control of AeroGrow International, Inc. (“AeroGrow”), we are a leading producer of liquid plant food products, growing media, advanced indoor garden and lighting systems and accessories for hydroponic gardening. Prior to April 13, 2016, we operated the Scotts LawnService® business (the “SLS Business”), which provided residential and commercial lawn care, tree and shrub care and pest control services in the United States. On April 13, 2016, pursuant to the terms of the Contribution and Distribution Agreement (the “Contribution Agreement”) between the Company and TruGreen Holding Corporation (“TruGreen Holdings”), we completed the contribution of the SLS Business to a newly formed subsidiary of TruGreen Holdings (the “TruGreen Joint Venture”) in exchange for a minority equity interest of approximately 30% in the TruGreen Joint Venture. We now participate in the residential and commercial lawn care, tree and shrub care and pest control services segment in the United States and Canada through our interest in the TruGreen Joint Venture.
Scotts Miracle-Gro, an Ohio corporation, traces its heritage back to a company founded by O.M. Scott in Marysville, Ohio in 1868. In the mid-1900s, we became widely known for the development of quality lawn fertilizers and grass seeds that led to the creation of a new industry-consumer lawn care. In the 1990s, we significantly expanded our product offering with three powerful leading brands in the U.S. home lawn and garden industry. First, in fiscal 1995, through a merger with Stern’s Miracle-Gro Products, Inc., which was founded by Horace Hagedorn and Otto Stern in Long Island, New York in 1951, we acquired the Miracle-Gro® brand, the industry leader in water-soluble garden plant foods. Second and third, in 1998, we acquired the Ortho® brand in the United States and obtained exclusive rights to market the consumer Roundup® brand within the United States and other contractually specified countries, thereby adding industry-leading weed, pest and disease control products to our portfolio. Today, we believe that Scotts®, Turf Builder®, Miracle-Gro®, Ortho® and Roundup® are the most widely recognized brands in the consumer lawn and garden industry in the United States.
Our strategy is focused on (i) growing our core branded business, primarily in North America where we can leverage our competitive advantages in emerging areas of growth including organics, hydroponics, live goods, water positive landscapes, and internet-enabled technology, (ii) maximizing the value of non-core-assets including the divestiture of Scotts LawnService® and exploring alternatives in Europe, and (iii) cash flow including near-term investments that will drive long-term growth, a natural mid-term shift to integration of acquired businesses, and a long-term plan to return increasing amounts of cash to shareholders.

________________________
[1] Osmocote® is a registered trademark of Everris International B.V., a subsidiary of Israel Chemicals Ltd.
[2] Roundup® is a registered trademark of Monsanto Technology LLC, a company affiliated with Monsanto Company.

Business Segments
We divide our business into the following reportable segments:

•	U.S. Consumer

•	Europe Consumer

•	Other
This division of reportable segments is consistent with how the segments report to and are managed by our Chief Executive Officer (the chief operating decision-maker of the Company). Financial information about these segments for each of the three fiscal years ended September 30, 2016, 2015 and 2014 is presented in “NOTE 22. SEGMENT INFORMATION” of the Notes to Consolidated Financial Statements included in this Annual Report on Form 10-K.
As a result of the completion of the Company’s contribution of the SLS Business to the TruGreen Joint Venture on April 13, 2016, effective in its second quarter of fiscal 2016, the Company classified its results of operations for all periods presented to reflect the SLS Business as a discontinued operation and classified the assets and liabilities of the SLS Business as held for sale. See “NOTE 2. DISCONTINUED OPERATIONS” for further discussion. Prior to being reported as discontinued operations, the SLS Business was included as its own reportable segment. Refer to “NOTE 22. SEGMENT INFORMATION” for discussion of the Company’s new reportable segments identified effective in the second quarter of fiscal 2016.
Principal Products and Services
In our reportable segments, we manufacture, market and sell consumer lawn and garden products in the following categories:
Lawn Care: The lawn care category is designed to help consumers obtain and enjoy the lawn they want. In the United States and Canada, products within this category include lawn fertilizer products under the Scotts® and Turf Builder® brand names; grass seed products under the Scotts®, Turf Builder®, EZ Seed®, Water Smart® and PatchMaster® brand names; and lawn-related weed, pest and disease control products primarily under the Scotts® brand name, including sub-brands such as GrubEx®. A similar range of products is marketed in Europe and Australia under a variety of brands such as EverGreen®, Fertiligène®, Substral®, Miracle-Gro® Patch Magic®, Weedol®, Pathclear®, KB® and Celaflor®. The lawn care category also includes spreaders and other durables under the Scotts® brand name, including Turf Builder® EdgeGuard® spreaders, Snap® spreaders and Handy Green® II handheld spreaders. In addition, we market outdoor cleaners under the Scotts® OxiCleanTM3 brand name.
Gardening and Landscape: The gardening and landscape category is designed to help consumers grow and enjoy flower and vegetable gardens and beautify landscaped areas. This category also includes our recent entry into hydroponic, i.e., soil less, gardening. In the United States, products within this category include a complete line of water-soluble plant foods under the Miracle-Gro® brand and sub-brands such as LiquaFeed®, continuous-release plant foods under the Miracle-Gro®, Scotts® and Osmocote® brands and sub-brands of Miracle-Gro® such as Shake ‘N Feed®; potting mixes and garden soils under the Miracle-Gro®, Scotts®, Hyponex®, Earthgro® and SuperSoil® brand names; mulch and decorative groundcover products under the Scotts® brand, including the sub-brands Nature Scapes®, Earthgro® and Hyponex®; plant-related pest and disease control products under the Ortho® brand; organic garden products under the Miracle-Gro® Organic Choice®, Nature’s Care®, Scotts®, Whitney Farms® and EcoScraps® brand names; live goods and seeding solutions under the Miracle-Gro® brand and Gro-ables® sub-brand; and hydroponic gardening products under the General Hydroponics®, Gavita® and AeroGarden® brand names. Internationally, similar products are marketed under the Miracle-Gro®, Fertiligène®, Substral®, KB®, Celaflor®, ASEF®, Scotts®, Scotts EcoSense®, Naturen®, Miracle-Gro® Organic Choice® and Fafard® brand names. In the second quarter of fiscal 2016, we entered into a Marketing, R&D and Ancillary Services Agreement (the “Services Agreement”) and a Term Loan Agreement (the “Term Loan Agreement”) with Bonnie Plants, Inc. (“Bonnie”) and its sole shareholder, Alabama Farmers Cooperative, Inc. (“AFC”), pursuant to which we provide financing and certain services to Bonnie’s business of planting, growing, developing, manufacturing, distributing, marketing, and selling to retail stores throughout the United States live plants, plant food, fertilizer and potting soil (the “Bonnie Business”). See “Acquisitions and Divestitures” for further discussion.

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
Since 1998, we have served as Monsanto’s exclusive agent for the marketing and distribution of consumer Roundup® products in the consumer lawn and garden market within the United States and other specified countries, including Australia, Austria, Belgium, Canada, France, Germany, the Netherlands and the United Kingdom. In 2015, the territories were expanded to include all countries other than Japan and those subject to a comprehensive U.S. trade embargo or certain other embargoes and trade restrictions. Under the terms of the Amended and Restated Exclusive Agency and Marketing Agreement (the “Marketing Agreement”) between the Company and Monsanto, we are jointly responsible with Monsanto for developing global consumer and trade marketing programs for consumer Roundup®. We provide manufacturing conversion services (in North America), distribution and logistics, and selling and marketing support for consumer Roundup®. We also entered into a lawn and garden brand extension agreement during 2015, providing us the ability to extend the Roundup® brand globally into other categories of lawn and garden beyond non-selective weed control. Monsanto continues to own the consumer Roundup® business and provides significant oversight of the brand. In addition, Monsanto continues to own and operate the agricultural Roundup® business. For additional details regarding the Marketing Agreement, see “ITEM 1A. RISK FACTORS — In the event of termination of the Marketing Agreement for consumer Roundup® products, we would lose a substantial source of future earnings and overhead expense absorption” of this Annual Report on Form 10-K and “NOTE 6. MARKETING AGREEMENT” of the Notes to Consolidated Financial Statements included in this Annual Report on Form 10-K.
Acquisitions and Divestitures
On October 3, 2016, the Company, through its subsidiary The Hawthorne Gardening Company, completed the acquisition of American Agritech, L.L.C., d/b/a Botanicare, an Arizona-based leading producer of plant nutrients, plant supplements and growing systems used for hydroponic gardening for an estimated purchase price of $90.0 million.
On May 26, 2016, our wholly-owned subsidiary, The Hawthorne Gardening Company, acquired majority control and a 75% economic interest in Gavita for $136.2 million. Gavita’s former ownership group retained a 25% noncontrolling interest in Gavita consisting of ownership of 5% of the outstanding shares of Gavita and a loan with interest payable based on distributions by Gavita. Gavita, which is based in the Netherlands, is a leading producer and marketer of indoor lighting used in the greenhouse and hydroponic markets, predominately in the United States and Europe. This transaction provides the Company’s Other segment with a presence in the lighting category of indoor and urban gardening, which is a part of the Company’s long-term growth strategy.
In the third quarter of fiscal 2016, the Company completed an acquisition to expand its Canadian growing media operations for an estimated purchase price of $33.9 million.
In the second quarter of fiscal 2016, the Company entered into the Services Agreement and the Term Loan Agreement with Bonnie and AFC providing for the Company’s participation in the Bonnie Business. The Term Loan Agreement provides a loan from the Company to AFC, with Bonnie as guarantor, in the amount of $72.0 million with a fixed coupon rate of 6.95% (the “Term Loan”). Under the Services Agreement, the Company provides marketing, research and development and certain ancillary services to the Bonnie Business for a commission fee based on the profits of the Bonnie Business and the reimbursement of certain costs.
On May 15, 2015, we amended our Marketing Agreement with Monsanto and entered into a lawn and garden brand extension agreement, and a commercialization and technology agreement with Monsanto. We paid Monsanto $300.0 million in consideration for these agreements on August 14, 2015, using borrowings under our credit facility. These agreements provide us with the following significant rights:

•	The ability to extend the Roundup® brand globally into other categories of lawn and garden beyond non-selective weed control;

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

•
A “first look” related to Monsanto’s innovation pipeline that would provide Scotts Miracle-Gro with access to new technology and products that may be commercialized in the residential lawn and garden marketplace;

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

On March 30, 2015, the Company acquired the assets of General Hydroponics and Vermicrop for $120.0 million and $15.0 million, respectively. The Vermicrop purchase price was paid in common shares of Scotts Miracle-Gro (“Common Shares”) based on the average share price at the time of payment. This transaction provides the Company’s Other segment with an additional entry in the indoor and urban gardening category, which is a part of the Company’s long-term growth strategy. General Hydroponics and Vermicrop are leading producers of liquid plant food products, growing media and accessories for hydroponic gardening.
On September 30, 2014, our wholly-owned subsidiary, Scotts Canada Ltd., acquired Fafard & Brothers Ltd. (“Fafard”) for $59.8 million. In continuous operation since 1940 and based in Saint-Bonaventure, Quebec, Canada, Fafard is a producer of peat moss and growing media products for consumer and professional markets including peat-based and bark-based mixes, composts and premium soils. Fafard serves customers primarily across Ontario, Quebec, New Brunswick and the eastern United States.
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
In addition, over the past five years, we have completed several smaller acquisitions within our controls and growing media businesses.
During the past five years, we have completed several divestitures, the largest of which was our April 13, 2016 contribution of the SLS Business to the TruGreen Joint Venture in exchange for a minority equity interest of 30% in the TruGreen Joint Venture. In the fourth quarter of the fiscal year ended September 30, 2012 (“fiscal 2012”), we completed the wind down of our professional grass seed business. In the second quarter of fiscal 2014, we completed the sale of our wild bird food business in the United States and Canada for $4.1 million in cash and $1.0 million in earn-out payments. We have classified our results of operations for all periods presented in this Annual Report on Form 10-K to reflect these businesses as discontinued operations during the applicable periods. See “NOTE 2. DISCONTINUED OPERATIONS” of the Notes to Consolidated Financial Statements included in this Annual Report on Form 10-K for additional information.
Principal Markets and Methods of Distribution
We sell our consumer products primarily to home centers, mass merchandisers, warehouse clubs, large hardware chains, independent hardware stores, nurseries, garden centers, food and drug stores, and indoor gardening and hydroponic stores through both a direct sales force and our network of brokers and distributors. In addition, during fiscal 2016, we employed approximately 3,300 full-time and seasonal in-store associates within the United States to help our retail partners merchandise their lawn and garden departments directly to consumers of our products.
The majority of shipments to customers are made via common carriers or through distributors in the United States and through a network of public warehouses and distributors in Europe. We primarily utilize third parties to manage the key distribution centers for our consumer business in North America, which are strategically located across the United States and Canada. The distribution centers for our consumer business internationally are located in the United Kingdom, France, Germany, Austria and Australia and are also managed by third-party logistics providers. Growing media products are generally shipped direct-to-store without passing through a distribution center.
Raw Materials
We purchase raw materials for our products from various sources. We are subject to market risk as a result of the fluctuating prices of raw materials such as urea and other fertilizer inputs, resins, diesel, gasoline, natural gas, sphagnum peat, bark and grass seed. Our objectives surrounding the procurement of these materials are to ensure continuous supply, minimize costs and improve predictability. We seek to achieve these objectives through negotiation of contracts with favorable terms directly with vendors. When appropriate, we commit to purchase a certain percentage of our needs in advance of the season to secure pre-determined prices. We also hedge certain commodities, particularly diesel, gasoline and urea, to improve cost predictability and control. Sufficient raw materials were available during fiscal 2016.
Trademarks, Patents and Licenses
We consider our trademarks, patents and licenses to be key competitive advantages. We pursue a vigorous trademark protection strategy consisting of registration, renewal and maintenance of key trademarks and proactive monitoring and enforcement activities to protect against infringement. The Scotts®, Miracle-Gro®, Ortho®, Tomcat®, Hyponex®, Earthgro®, General Hydroponics®, Vermicrop® and Gavita® brand names and logos, as well as a number of product trademarks, including Turf Builder®, EZ Seed®, Snap®, Organic Choice®, Nature’s Care®, Home Defense Max®, Nature Scapes® and Weed B Gon Max®, are registered in the United States and/or internationally and are considered material to our business.
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
Significant Customers
We sell our consumer products primarily to home centers, mass merchandisers, warehouse clubs, large hardware chains, independent hardware stores, nurseries, garden centers, food and drug stores, and indoor gardening and hydroponic stores. Our three largest customers are Home Depot, Lowe’s and Walmart, which are reported within the U.S. Consumer segment and are the only customers that individually represent more than 10% of reported consolidated net sales. For additional details regarding significant customers, see “ITEM 1A. RISK FACTORS — Because of the concentration of our sales to a small number of retail customers, the loss of one or more of, or a significant reduction in orders from, our top customers could adversely affect our financial results” of this Annual Report on Form 10-K and “NOTE 20.  CONCENTRATIONS OF CREDIT RISK” of the Notes to Consolidated Financial Statements included in this Annual Report on Form 10-K.
Competitive Marketplace
The markets in which we sell our products are highly competitive. We compete primarily on the basis of product innovation, product quality, product performance, value, brand strength, supply chain competency, field sales support, in-store sales support, the strength of our relationships with major retailers and advertising.

In the U.S. lawn and garden, pest control and indoor gardening and hydroponic markets, our products compete against private-label as well as branded products. Primary competitors include Spectrum Brands Holdings, Inc., Bayer AG, Central Garden & Pet Company, Enforcer Products, Inc., Kellogg Garden Products, Oldcastle Retail, Inc., Lebanon Seaboard Corporation, Reckitt Benckiser, FoxFarm and Advanced Nutrients. In addition, we face competition from smaller regional competitors who operate in many of the areas where we compete.
Internationally, we face strong competition in the lawn and garden market, particularly in Europe, Australia and Canada. Our competitors include Compo AcquiCo SARL, Bayer AG, Westland Horticulture Ltd, Neudorff, Yates, Premier Tech and a variety of local companies including private label brands.
Research and Development
We continually invest in research and development, both in the laboratory and at the consumer level, to improve our products, manufacturing processes, packaging and delivery systems. Spending on research and development was $45.5 million, $44.4 million and $46.0 million in fiscal 2016, fiscal 2015 and fiscal 2014, respectively, including product registration costs of $14.3 million, $13.0 million and $12.5 million, respectively. In addition to the benefits of our own research and development, we actively seek ways to leverage the research and development activities of our suppliers and other business partners.
Regulatory Considerations
Local, state, federal and foreign laws and regulations affect the manufacture, sale, distribution and application of our products in several ways. For example, in the United States, all products containing pesticides must comply with the Federal Insecticide, Fungicide, and Rodenticide Act of 1947, as amended (“FIFRA”), and most require registration with the U.S. Environmental Protection Agency (the “U.S. EPA”) and similar state agencies before they can be sold or distributed. Fertilizer and growing media products are subject to state and foreign labeling regulations. In addition to the regulations already described, federal, state and foreign agencies regulate the disposal, transport, handling and storage of waste, remediation of contaminated sites, air and water discharges from our facilities, and workplace health and safety. Our grass seed products are regulated by the Federal Seed Act and various state regulations.
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
Regulatory Matters
We are subject to various environmental proceedings, the majority of which are for site remediation. At September 30, 2016, $4.0 million was accrued for such environmental matters. During fiscal 2016, fiscal 2015 and fiscal 2014, we expensed $0.4 million, $0.6 million and $3.1 million, respectively, for such environmental matters. We had no material capital expenditures during the last three fiscal years related to environmental or regulatory matters.

Employees
As of September 30, 2016, we employed approximately 5,100 employees. During peak sales and production periods, we employ approximately 6,500 employees, including seasonal and temporary labor. These numbers do not include approximately 2,040 employees we lease to Outdoor Home Services Holdings LLC as part of an employee leasing agreement entered into in connection with the contribution of the SLS Business to the TruGreen Joint Venture.
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
Cautionary Note Regarding Forward-Looking Statements
This Annual Report on Form 10-K, including the exhibits hereto and the information incorporated by reference herein, as well as our 2016 Annual Report to Shareholders (our “2016 Annual Report”), contain “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which are subject to risks and uncertainties. Information regarding activities, events and developments that we expect or anticipate will or may occur in the future, including, but not limited to, information relating to our future growth and profitability targets and strategies designed to increase total shareholder value, are forward-looking statements based on management’s estimates, assumptions and projections. Forward-looking statements also include, but are not limited to, statements regarding our future economic and financial condition and results of operations, the plans and objectives of management and our assumptions regarding our performance and such plans and objectives, as well as the amount and timing of repurchases of our Common Shares or other uses of cash flows. Forward-looking statements generally can be identified through the use of words such as “guidance,” “outlook,” “projected,” “believe,” “target,” “predict,” “estimate,” “forecast,” “strategy,” “may,” “goal,” “expect,” “anticipate,” “intend,” “plan,” “foresee,” “likely,” “will,” “should” and other similar words and variations.
Forward-looking statements contained in this Annual Report on Form 10-K and our 2016 Annual Report are predictions only and actual results could differ materially from management’s expectations due to a variety of factors, including those described below. All forward-looking statements attributable to us or persons working on our behalf are expressly qualified in their entirety by such risk factors.
The forward-looking statements that we make in this Annual Report on Form 10-K and our 2016 Annual Report are based on management’s current views and assumptions regarding future events and speak only as of their dates. We disclaim any obligation to update developments of these risk factors or to announce publicly any revisions to any of the forward-looking statements that we make, or to make corrections to reflect future events or developments, except as required by the federal securities laws.
Compliance with environmental and other public health regulations or changes in such regulations or regulatory enforcement priorities could increase our costs of doing business or limit our ability to market all of our products.
Local, state, federal and foreign laws and regulations relating to environmental matters affect us in several ways. In the United States, all products containing pesticides must comply with FIFRA and most must be registered with the U.S. EPA and similar state agencies before they can be sold or distributed. Our inability to obtain or maintain such compliance, or the cancellation of any such registration of our products, could have an adverse effect on our business, the severity of which would depend on such matters as the products involved, whether another product could be substituted and whether our competitors were similarly affected. We attempt to anticipate regulatory developments and maintain registrations of, and access to, substitute active ingredients, but there can be no assurance that we will be able to avoid or reduce these risks. In the European Union (the “EU”), the European Parliament has adopted various forms of regulation which may substantially restrict or eliminate our ability to market and sell certain of our consumer pesticide products in their current form in the EU. In addition, in Canada, regulations have been adopted by several provinces that substantially restrict our ability to market and sell certain of our consumer pesticide products.
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
In addition, the use of certain pesticide and fertilizer products is regulated by various local, state, federal and foreign environmental and public health agencies. These regulations may, among other things, ban the use of certain ingredients or require (i) that only certified or professional users apply the product, (ii) that certain products be used only on certain types of locations, (iii) users to post notices on properties to which products have been or will be applied, (iv) notification to individuals in the vicinity that products will be applied in the future. Even if we are able to comply with all such regulations and obtain all necessary registrations and licenses, we cannot provide assurance that our products, particularly pesticide products, will not cause injury to the environment or to people under all circumstances. The costs of compliance, remediation or products liability have adversely affected operating results in the past and could materially adversely affect future quarterly or annual operating results.
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
Certain of our products may be purchased for use in new and emerging industries that are subject to inconsistent and rapidly changing laws and regulations and consumer perception.
Certain of our products may be purchased for use in new and emerging industries that may not grow or achieve market acceptance as rapidly as we expect.  The demand for such products may be negatively impacted if these industries grow more slowly than we expect.  In addition, certain of our products, including, for example, our hydroponic gardening products, may be purchased for use in industries or segments that are subject to inconsistent and rapidly changing laws and regulations with evolving consumer perceptions. The demand for such products may be negatively impacted if the laws, regulations and consumer perceptions applicable to such industries evolve in a manner that adversely affects the industries.  We cannot predict the nature of any future laws, regulations, administrative policies and consumer perceptions applicable to the industries in which our products are used, nor can we determine what effect, if any, such additional laws, regulations, administrative policies and consumer perceptions could have on our business.
Our marketing activities may not be successful.
We invest substantial resources in advertising, consumer promotions and other marketing activities to maintain, extend and expand our brand image. There can be no assurances that our marketing strategies will be effective or that the amount we invest in advertising activities will result in a corresponding increase in sales of our products. If our marketing initiatives are not successful, we will have incurred significant expenses without the benefit of higher revenues.
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
In addition to commodity hedge agreements, we utilize interest rate swap agreements to hedge our variable interest rate exposure on debt instruments as well as foreign currency forward contracts to manage the exchange rate risk associated with certain intercompany loans with foreign subsidiaries. Utilizing these hedge agreements exposes us to certain counterparty risks. The failure of one or more of these counterparties to fulfill their obligations under the hedge agreements, whether as a result of weakening financial stability or otherwise, could adversely affect our financial condition, results of operations or cash flows.
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
Each of our operating segments participates in markets that are highly competitive. Our products compete against national and regional products and private label products produced by various suppliers. Many of our competitors sell their products at prices lower than ours. Our most price sensitive customers may trade down to lower priced products during challenging economic times or if current economic conditions worsen. We compete primarily on the basis of product innovation, product quality, product performance, value, brand strength, supply chain competency, field sales support, in-store sales support, the strength of our relationships with major retailers and advertising. Some of our competitors have significant financial resources. The strong competition that we face in all of our markets may prevent us from achieving our revenue goals, which may have a material adverse effect on our financial condition, results of operations and cash flows. Our inability to continue to develop and grow brands with leading market positions, maintain our relationships with key retailers and deliver high quality products on a reliable basis at competitive prices could have a material adverse effect on our business.
We may not successfully develop new product lines and products or improve existing product lines and products or maintain our effectiveness in reaching consumers through rapidly evolving communication vehicles.
Our future success depends, in part, upon our ability to improve our existing product lines and products and to develop, manufacture and market new product lines and products to meet evolving consumer needs, as well as our ability to leverage new mediums such as digital media and social networks to reach existing and potential consumers. We cannot be certain that we will be successful in developing, manufacturing and marketing new product lines and products or product innovations which satisfy consumer needs or achieve market acceptance, or that we will develop, manufacture and market new product lines and products or product innovations in a timely manner. If we fail to successfully develop, manufacture and market new product lines and products or product innovations, or if we fail to reach existing and potential consumers, our ability to maintain or grow our market share may be adversely affected, which in turn could materially adversely affect our business, financial condition and results of operations. In addition, the development and introduction of new product lines and products and product innovations require substantial research, development and marketing expenditures, which we may be unable to recoup if such new product lines, products or innovations do not achieve market acceptance.
Many of the products we manufacture and market contain active ingredients that are subject to regulatory approval. The need to obtain such approval could delay the launch of new products or product innovations that contain active ingredients or otherwise prevent us from developing and manufacturing certain products and product innovations.
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
Our top three retail customers together accounted for 61% of our fiscal 2016 net sales and 56% of our outstanding accounts receivable as of September 30, 2016. The loss of, or reduction in orders from, our top three retail customers, Home Depot, Lowe’s, and Walmart, or any other significant customer could have a material adverse effect on our business, financial condition, results of operations and cash flows, as could customer disputes regarding shipments, fees, merchandise condition or related matters. Our inability to collect accounts receivable from one of our major customers, or a significant deterioration in the financial condition of one of these customers, including a bankruptcy filing or a liquidation, could also have a material adverse effect on our financial condition, results of operations and cash flows.
We do not have long-term sales agreements with, or other contractual assurances as to future sales to, any of our major retail customers. In addition, continued consolidation in the retail industry has resulted in an increasingly concentrated retail base, and as a result, we are significantly dependent upon sales to key retailers who have significant bargaining strength. To the extent such concentration continues to occur, our net sales and income from operations may be increasingly sensitive to deterioration in the financial condition of, or other adverse developments involving our relationship with, one or more of our key customers. In addition, our business may be negatively affected by changes in the policies of our retailers, such as inventory destocking, limitations on access to shelf space, price demands and other conditions.
Our reliance on third-party manufacturers could harm our business.
We rely on third-party service providers to manufacture certain of our products. This reliance generates a number of risks, including decreased control over the production process, which could lead to production delays or interruptions and inferior product quality control. In addition, performance problems at these third-party providers could lead to cost overruns, shortages or other problems, which could increase our costs of production or result in delivery delays to our customers.
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
Although we continue to implement risk-mitigation strategies for single-source suppliers, we rely on a limited number of suppliers for certain of our raw materials, product components and other necessary supplies, including certain active ingredients used in our products. If we are unable to maintain supplier arrangements and relationships, if we are unable to contract with suppliers at the quantity and quality levels needed for our business, or if any of our key suppliers becomes insolvent or experience other financial distress, we could experience disruptions in production, which could have a material adverse effect on our financial condition, results of operations and cash flows.
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
Climate change and unfavorable weather conditions could adversely impact financial results.
The issue of climate change is receiving ever increasing attention worldwide. The possible effects, as described in various public accounts, could include changes in rainfall patterns, water shortages, changing storm patterns and intensities, and changing temperature levels that could adversely impact our costs and business operations and the supply and demand for our fertilizer, garden soils and pesticide products. In addition, fluctuating climatic conditions may result in unpredictable modifications in the manner in which consumers garden or their attitudes towards gardening, making it more difficult for us to provide appropriate products to appropriate markets in time to meet consumer demand.

Because of the uncertainty of weather volatility related to climate change and any resulting unfavorable weather conditions, we cannot predict its potential impact on our financial condition, results of operations and cash flows.
Our indebtedness could limit our flexibility and adversely affect our financial condition.
As of September 30, 2016, we had $1,316.1 million of debt. Our inability to meet restrictive financial and non-financial covenants associated with that debt could adversely affect our financial condition.
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
Our credit facility and the indenture governing our 6.000% Senior Notes due 2023 (the “6.000% Senior Notes”) contain restrictive covenants and cross-default provisions. In addition, our credit facility requires us to maintain specified financial ratios. Our ability to comply with those covenants and satisfy those financial ratios can be affected by events beyond our control including prevailing economic, financial and industry conditions. A breach of any of those financial ratio covenants or other covenants could result in a default. In the event of such default, the holders of such indebtedness could elect to declare all the funds borrowed thereunder to be due and payable, together with accrued and unpaid interest, and could cease making further loans and institute foreclosure proceedings against our assets. We cannot provide any assurance that the holders of such indebtedness would waive a default or that we could pay the indebtedness in full if it were accelerated.
Subject to compliance with certain covenants under our credit facility and the indenture governing the 6.000% Senior Notes, we may incur additional debt in the future. If we incur additional debt, the risks described above could intensify.
Changes in credit ratings issued by nationally recognized statistical rating organizations (NRSROs) could adversely affect our cost of financing and the market price of our 6.000% Senior Notes.
NRSROs rate the 6.000% Senior Notes and the Company based on factors that include our operating results, actions that we take, their view of the general outlook for our industry and their view of the general outlook for the economy. Actions taken by the NRSROs can include maintaining, upgrading or downgrading the current rating or placing us on a watch list for possible future downgrading. Downgrading the credit rating of the 6.000% Senior Notes or placing us on a watch list for possible future downgrading could increase our cost of financing, limit our access to the capital markets and have an adverse effect on the market price of the 6.000% Senior Notes.
Our postretirement-related costs and funding requirements could increase as a result of volatility in the financial markets, changes in interest rates and actuarial assumptions.
We sponsor a number of defined benefit pension plans associated with our U.S. and international businesses, as well as a postretirement medical plan in the United States for certain retired associates and their dependents. The performance of the financial markets and changes in interest rates impact the funded status of these plans and cause volatility in our postretirement-related costs and future funding requirements. If the financial markets do not provide the expected long-term returns on invested assets, we could be required to make significant pension contributions. Additionally, changes in interest rates and legislation enacted by governmental authorities can impact the timing and amounts of contribution requirements.
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
We currently operate manufacturing, sales and service facilities outside of the United States, particularly in Canada, France, the United Kingdom and Germany. In fiscal 2016, sales outside of the United States accounted for 18% of our total net sales. Accordingly, we are subject to risks associated with operating in foreign countries, including:

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
We rely on information technology systems in order to conduct business, including communicating with employees and our key retail customers, ordering and managing materials from suppliers, shipping products to retail customers and analyzing and reporting results of operations. While we have taken steps to ensure the security of our information technology systems, our systems may nevertheless be vulnerable to computer viruses, security breaches and other disruptions from unauthorized users. If our information technology systems are damaged or cease to function properly for an extended period of time, whether as a result of a significant cyber incident or otherwise, our ability to communicate internally as well as with our retail customers could be significantly impaired, which may adversely impact our business. Additionally, an operational failure or breach of security from increasingly sophisticated cyber threats could lead to the loss or disclosure of both our and our retail customers’ financial, product, and other confidential information, as well as personally identifiable information about our employees or customers, result in regulatory or other legal proceedings, and have a material adverse effect on our business and reputation.
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
If we were to (i) become insolvent, (ii) commit a material breach, material fraud or material misconduct under the Marketing Agreement, (iii) undergo certain events resulting in a change of control of the Company, or (iv) impermissibly assign or delegate our rights under the Marketing Agreement, Monsanto may have the right to terminate the Marketing Agreement without paying a termination fee. Monsanto may also be able to terminate the Marketing Agreement in the event of a change of control of Monsanto or a sale of the Roundup® business, but would have to pay a termination fee to the Company. In the event the Marketing Agreement terminates, we would lose all, or a substantial portion, of the significant source of earnings and overhead expense absorption the Marketing Agreement provides.
For additional information regarding the Marketing Agreement, see “NOTE 6. MARKETING AGREEMENT” of the Notes to Consolidated Financial Statements included in this Annual Report on Form 10-K.
Hagedorn Partnership, L.P. beneficially owns approximately 26% of our Common Shares and can significantly influence decisions that require the approval of shareholders.
Hagedorn Partnership, L.P. beneficially owned approximately 26% of our outstanding Common Shares on a fully diluted basis as of November 18, 2016. As a result, it has sufficient voting power to significantly influence the election of directors and the approval of other actions requiring the approval of our shareholders, including the entering into of certain business combination transactions. In addition, because of the percentage of ownership and voting concentration in Hagedorn Partnership, L.P., elections of our board of directors will generally be within the control of Hagedorn Partnership, L.P. While all of our shareholders are entitled to vote on matters submitted to our shareholders for approval, the concentration of our Common Shares and voting control presently lies with Hagedorn Partnership, L.P. As such, it would be difficult for shareholders to propose and have approved proposals not supported by Hagedorn Partnership, L.P. Hagedorn Partnership, L.P.’s interests could differ from, or be in conflict with, the interests of other shareholders.
While we have, over the past few years, increased the rate of cash dividends on, and engaged in repurchases of, our Common Shares, any future decisions to reduce or discontinue paying cash dividends to our shareholders or repurchasing our Common Shares pursuant to our previously announced repurchase program could cause the market price for our Common Shares to decline.
Our payment of quarterly cash dividends on and repurchase of our Common Shares pursuant to our stock repurchase program are subject to, among other things, our financial position and results of operations, available cash and cash flow, capital requirements, and other factors. We have, over the past few years, increased the rate of cash dividends on, and repurchases of, our Common Shares. In the fourth quarter of fiscal 2016, we increased the amount of our quarterly cash dividend by 6% to $0.50 per share and increased the current share repurchase authorization by $500 million. The total remaining share repurchase authorization as of September 30, 2016 is $854.3 million.
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
The Company evaluates as necessary the potential disposition of assets and businesses that may no longer help it meet its objectives. When the Company decides to sell assets or a business, it may encounter difficulty in finding buyers or alternative exit strategies on acceptable terms in a timely manner, which could delay the accomplishment of its strategic objectives. Alternatively, the Company may dispose of a business at a price or on terms that are less than it had anticipated. After reaching an agreement with a buyer or seller for the disposition of a business, the Company is subject to the satisfaction of pre-closing conditions, which may prevent the Company from completing the transaction. Dispositions may also involve continued financial involvement in the divested business, such as through continuing equity ownership, guarantees, indemnities or other financial obligations. Under these arrangements, performance by the divested businesses or other conditions outside the Company’s control could affect its future financial results.

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
Our corporate headquarters are located in Marysville, Ohio, where we own approximately 706 acres of land and lease approximately 24 acres of land. We lease property in Ecully, France which serves as the headquarters of our European operations. In addition, we own and lease numerous industrial, commercial and office properties located in North America, Europe, Australia and Asia that support the management, manufacturing, distribution and research and development of our products and services. We believe our properties are suitable and adequate to serve the needs of our business and that our leased properties are subject to appropriate lease agreements.
The Company has 52 owned properties and 97 leased properties. These properties are located in the following countries:

Location	Owned	Leased
United States	34	59
United Kingdom	7	6
Canada	9	13
France	2	3
Rest of world (1)	—	16
Total	52	97
(1) - “Rest of world” includes Australia, Austria, Belgium, China, Germany, Mexico, the Netherlands, Norway and Poland
We own or lease 72 manufacturing properties, four distribution properties and two research and development properties in the United States. We own or lease nine manufacturing properties in the United Kingdom, twenty manufacturing properties in Canada, two manufacturing properties in France, two manufacturing properties in Australia, one manufacturing property in the Netherlands, and one manufacturing property in China. We also lease one distribution property and own one research and development property in the United Kingdom, lease one distribution property in Mexico, lease one research and development property in Canada, and lease one research and development property in France. Most of the manufacturing properties, which include growing media properties and peat harvesting properties, have production lines, warehouses, offices and field processing areas.

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
In connection with the sale of wild bird food products that were the subject of a voluntary recall in 2008, we, along with our Chief Executive Officer, have been named as defendants in four putative class actions filed on and after June 27, 2012, which have now been consolidated in the United States District Court for the Southern District of California as In re Morning Song Bird Food Litigation, Lead Case No. 3:12-cv-01592-JAH-RBB. The plaintiffs allege various statutory and common law claims associated with the Company’s sale of wild bird food products and a plea agreement entered into in previously pending government proceedings associated with such sales. The plaintiffs allege, among other things, a purported class action on behalf of all persons and entities in the United States who purchased certain bird food products. The plaintiffs assert hundreds of millions of dollars in monetary damages (actual, compensatory, consequential, and restitution), punitive and treble damages; injunctive and declaratory relief; pre-judgment and post-judgment interest; and costs and attorneys’ fees. The Company and our Chief Executive Officer dispute the plaintiffs’ assertions and intend to vigorously defend the consolidated action. At this point in the proceedings, it is not currently possible to reasonably estimate a probable loss, if any, associated with the action and, accordingly, no reserves have been recorded in our consolidated financial statements with respect to the action. There can be no assurance that this action, whether as a result of an adverse outcome or as a result of significant defense costs, will not have a material adverse effect on our financial condition, results of operations or cash flows.
We are involved in other lawsuits and claims which arise in the normal course of our business. In our opinion, these claims individually and in the aggregate are not expected to have a material adverse effect on our financial condition, results of operations or cash flows.

ITEM 4.  MINE SAFETY DISCLOSURE
Not Applicable.

SUPPLEMENTAL ITEM.  EXECUTIVE OFFICERS OF THE REGISTRANT
The executive officers of Scotts Miracle-Gro, their positions and, as of November 18, 2016, their ages and years with Scotts Miracle-Gro (and its predecessors) are set forth below.

Name	Age	Position(s) Held	Years with Company
James Hagedorn	61	Chief Executive Officer and Chairman of the Board	29
Michael C. Lukemire	58	President and Chief Operating Officer	20
Thomas R. Coleman	47	Executive Vice President and Chief Financial Officer	17
Ivan C. Smith	47	Executive Vice President, General Counsel, Corporate Secretary and Chief Compliance Officer	13
Denise S. Stump	62	Executive Vice President, Global Human Resources and Chief Ethics Officer	16
Executive officers serve at the discretion of the Board of Directors of Scotts Miracle-Gro and pursuant to executive severance agreements or other arrangements.

The business experience of each of the individuals listed above during at least the past five years is as follows:
Mr. Hagedorn was named Chairman of the Board of Scotts Miracle-Gro’s predecessor in January 2003 and Chief Executive Officer of Scotts Miracle-Gro’s predecessor in May 2001. He also served as President of Scotts Miracle-Gro (or its predecessor) from October 2015 until February 2016, from November 2006 until October 2008 and from April 2000 until December 2005. Mr. Hagedorn serves on Scotts Miracle-Gro’s Board of Directors, a position he has held with Scotts Miracle-Gro (or its predecessor) since 1995. Mr. Hagedorn is the brother of Katherine Hagedorn Littlefield, a director of Scotts Miracle-Gro.
Mr. Lukemire was named President and Chief Operating Officer of Scotts Miracle-Gro in February 2016. He served as Executive Vice President and Chief Operating Officer of Scotts Miracle-Gro from December 2014 until February 2016. Prior to this appointment, Mr. Lukemire had served as Executive Vice President, North American Operations of Scotts Miracle-Gro from April 2014 until December 2014, as Executive Vice President, Business Execution of Scotts Miracle-Gro from May 2013 until April 2014 and as President, U.S. Consumer Regions of Scotts Miracle-Gro from October 2011 until May 2013. Prior to October 2011, he had served as Regional President for the Southeast region since May 2009.
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
The Common Shares trade on the New York Stock Exchange under the symbol “SMG.” The quarterly high and low sale prices for the fiscal years ended September 30, 2016 and September 30, 2015 were as follows:

	Sale Prices
	High	Low
FISCAL 2016
First quarter	$72.26	$60.25
Second quarter	$75.13	$62.20
Third quarter	$73.16	$65.80
Fourth quarter	$83.73	$68.24
FISCAL 2015
First quarter	$62.88	$54.71
Second quarter	$68.99	$60.18
Third quarter	$67.40	$59.41
Fourth quarter	$66.27	$59.10

On August 11, 2014, Scotts Miracle-Gro announced that its Board of Directors had increased the quarterly cash dividend to $0.45 per Common Share, which was paid in September of fiscal 2014 and December, March and June of fiscal 2015. On August 3, 2015, Scotts Miracle-Gro announced that its Board of Directors had increased the quarterly cash dividend to $0.47 per Common Share, which was paid in September of fiscal 2015 and December, March and June of fiscal 2016. On August 3, 2016, Scotts Miracle-Gro announced that its Board of Directors had further increased the quarterly cash dividend to $0.50 per Common Share, which was paid in September of fiscal 2016.

The payment of future dividends, if any, on the Common Shares will be determined by the Board of Directors in light of conditions then existing, including the Company’s earnings, financial condition and capital requirements, restrictions in financing agreements, business conditions and other factors. The new credit agreement allows the Company to make unlimited restricted payments (as defined in the new credit agreement), including increased or one-time dividend payments and Common Share repurchases, as long as the leverage ratio resulting from the making of such restricted payments is 4.00 or less. Otherwise the Company may only make restricted payments in an aggregate amount for each fiscal year not to exceed the amount set forth for such fiscal year ($175.0 million for fiscal 2017 and $200.0 million for fiscal 2018 and in each fiscal year thereafter). Our leverage ratio was 3.10 at September 30, 2016. See “NOTE 11. DEBT” of the Notes to Consolidated Financial Statements included in this Annual Report on Form 10-K for further discussion regarding the restrictions on dividend payments.
As of November 18, 2016, there were approximately 52,000 shareholders, including holders of record and our estimate of beneficial holders.

On March 30, 2015, Scotts Miracle-Gro issued 154,737 Common Shares out of its treasury shares for payment of the acquisition of Vermicrop. The Common Shares were issued in reliance on an exemption from the registration requirements of the Securities Act of 1933, provided by Section 4(a)(2) of the Securities Act of 1933 as a private offering. The issuance did not involve a public offering, and was made without general solicitation or advertising.

The following table shows the purchases of Common Shares made by or on behalf of Scotts Miracle-Gro or any “affiliated purchaser” (as defined in Rule 10b-18(a)(3) under the Securities Exchange Act of 1934, as amended) of Scotts Miracle-Gro for each of the three fiscal months in the quarter ended September 30, 2016:

Period	Total Number of Common Shares Purchased(1)	Average Price Paid per Common Share(2)	Total Number of Common Shares Purchased as Part of Publicly Announced Plans or Programs(3)	Approximate Dollar Value of Common Shares That May Yet be Purchased Under the Plans or Programs(3)
July 3 through July 30, 2016	224,998	$73.60	223,602	$387,454,088
July 31 through August 27, 2016	189,683	$80.71	188,375	$372,342,681
August 28 through September 30, 2016	222,380	$81.61	220,568	$854,341,229
Total	637,061	$78.51	632,545

(1)
All of the Common Shares purchased during the quarter were purchased in open market transactions. The total number of Common Shares purchased during the quarter includes 4,516 Common Shares purchased by the trustee of the rabbi trust established by the Company as permitted pursuant to the terms of The Scotts Company LLC Executive Retirement Plan (the “ERP”). The ERP is an unfunded, non-qualified deferred compensation plan which, among other things, provides eligible employees the opportunity to defer compensation above specified statutory limits applicable to The Scotts Company LLC Retirement Savings Plan and with respect to any Executive Management Incentive Pay (as defined in the ERP), Performance Award (as defined in the ERP) or other bonus awarded to such eligible employees. Pursuant to the terms of the ERP, each eligible employee has the right to elect an investment fund, including a fund consisting of Common Shares (the “Scotts Miracle-Gro Common Stock Fund”), against which amounts allocated to such employee’s account under the ERP, including employer contributions, will be benchmarked (all ERP accounts are bookkeeping accounts only and do not represent a claim against specific assets of the Company). Amounts allocated to employee accounts under the ERP represent deferred compensation obligations of the Company. The Company established the rabbi trust in order to assist the Company in discharging such deferred compensation obligations. When an eligible employee elects to benchmark some or all of the amounts allocated to such employee’s account against the Scotts Miracle-Gro Common Stock Fund, the trustee of the rabbi trust purchases the number of Common Shares equivalent to the amount so benchmarked. All Common Shares purchased by the trustee are purchased on the open market and are held in the rabbi trust until such time as they are distributed pursuant to the terms of the ERP. All assets of the rabbi trust, including any Common Shares purchased by the trustee, remain, at all times, assets of the Company, subject to the claims of its creditors. The terms of the ERP do not provide for a specified limit on the number of Common Shares that may be purchased by the trustee of the rabbi trust.

(2)	The average price paid per Common Share is calculated on a settlement basis and includes commissions.

(3)
On August 11, 2014, Scotts Miracle-Gro announced that its Board of Directors authorized the repurchase of up to $500 million of Common Shares over a five-year period (effective November 1, 2014 through September 30, 2019). On August 3, 2016, Scotts Miracle-Gro announced that its Board of Directors increased the then outstanding authorization by an additional $500 million. The amended authorization allows for repurchases of Common Shares of $1.0 billion through September 30, 2019. The dollar amounts in the “Approximate Dollar Value of Common Shares That May Yet be Purchased Under the Plans or Programs” column reflect the remaining amounts that were available for repurchase under the original $500 million and incremental $500 million authorized repurchase programs.

ITEM 6.	SELECTED FINANCIAL DATA
Five-Year Summary(1)

	Year Ended September 30,
	2016	2015	2014	2013	2012
	(In millions, except per share amounts)
GAAP OPERATING RESULTS:
Net sales	$2,836.1	$2,728.0	$2,578.3	$2,515.9	$2,524.7
Gross profit	995.4	908.0	890.1	843.6	830.2
Income from operations	459.3	262.1	283.7	280.2	212.7
Income from continuing operations	253.3	137.8	145.5	140.2	93.0
Income (loss) from discontinued operations, net of tax	61.5	20.9	20.7	20.9	13.5
Net income	314.8	158.7	166.2	161.1	106.5
Net income attributable to controlling interest	315.3	159.8	166.5	161.1	106.5
NON-GAAP ADJUSTED OPERATING RESULTS(2):
Adjusted income from operations	$419.9	$352.1	$333.7	$300.5	$228.0
Adjusted income from continuing operations	241.1	196.3	185.4	153.4	104.7
Adjusted income attributable to controlling interest from continuing operations	241.6	197.4	185.7	153.4	104.7
Pro Forma Adjusted Earnings	232.6	219.3	206.3	172.6	123.3
FINANCIAL POSITION:
Working capital(3)	$398.6	$500.6	$373.4	$359.8	$555.2
Current ratio(3)	1.7	1.8	1.7	1.7	2.4
Property, plant and equipment, net	470.8	444.1	429.4	414.9	420.3
Total assets	2,808.8	2,527.2	2,058.3	1,937.1	2,074.4
Total debt to total book capitalization(4)	64.8%	65.1%	58.6%	44.4%	56.5%
Total debt	1,316.1	1,157.6	782.7	568.2	782.6
Total equity—controlling interest	715.2	620.7	553.7	710.5	601.9
CASH FLOWS:
Cash flows provided by operating activities	$237.4	$246.9	$240.9	$342.0	$153.4
Investments in property, plant and equipment	58.3	61.7	87.6	60.1	69.4
Investment in marketing and license agreement	—	300.0	—	—	—
Investments in loans receivable	90.0	—	—	—	—
Net distributions from unconsolidated affiliates	194.1	—	—	—	—
Investments in acquired businesses, net of cash acquired and payments on sellers notes	161.2	181.7	114.8	4.0	7.0
Dividends paid	116.6	111.3	230.8	87.8	75.4
Purchases of Common Shares	130.8	14.8	120.0	—	17.5
PER SHARE DATA:
GAAP earnings per common share from continuing operations:
Basic	$4.15	$2.27	$2.37	$2.27	$1.53
Diluted	4.09	2.23	2.32	2.24	1.50
Non-GAAP adjusted earnings per common share from continuing operations:
Adjusted diluted(2)	3.90	3.17	2.96	2.45	1.69
Pro Forma Adjusted Earnings(2)	3.75	3.53	3.29	2.76	1.99
Dividends per common share(5)	1.910	1.820	3.763	1.413	1.225
Stock price at year-end	83.27	60.82	55.00	55.03	43.47
Stock price range—High	83.73	68.99	60.30	55.99	55.95
Stock price range—Low	60.25	54.71	50.51	39.64	35.49
OTHER:
Adjusted EBITDA(6)	$517.4	$471.8	$412.4	$390.5	$302.9
Leverage ratio(6)	3.10	2.63	2.18	2.05	2.93
Interest coverage ratio(6)	7.88	9.34	9.41	6.59	4.90
Weighted average Common Shares outstanding	61.1	61.1	61.6	61.7	61.0
Common shares and dilutive potential common shares used in diluted EPS calculation	62.0	62.2	62.7	62.6	62.1

(1)
In the fourth quarter of fiscal 2012, the Company completed the wind down of its professional seed business (“Pro Seed”). As a result, effective in our fourth quarter of fiscal 2012, we classified Pro Seed as a discontinued operation in accordance with GAAP.

In the second quarter of fiscal 2014, we completed the sale of our wild bird food business. As a result, effective in our second quarter of fiscal 2014, we classified the wild bird food business as a discontinued operation in accordance with GAAP.
On April 13, 2016, the Company completed the contribution of the SLS Business to the TruGreen Joint Venture in exchange for a minority equity interest of 30%. As a result, effective in its second quarter of fiscal 2016, we classified the SLS Business as a discontinued operation in accordance with GAAP.
The Selected Financial Data has been retrospectively updated to recast Pro Seed, the wild bird food business and the SLS Business as discontinued operations for each period presented.

(2)
The Five-Year Summary includes non-GAAP financial measures, as defined in Item 10(e) of SEC Regulation S-K, which are included as additional supplemental information, of adjusted net income from operations, adjusted net income from continuing operations, adjusted net income attributable to controlling interest from continuing operations and adjusted diluted earnings per Common Share from continuing operations (“Adjusted Earnings”), which exclude costs or gains related to discrete projects or transactions. Items excluded during the five-year period ended September 30, 2016 consisted of charges or credits relating to impairments, restructurings, product registration and recall matters, discontinued operations and other unusual items such as costs or gains related to discrete projects or transactions that are apart from and not indicative of the results of the operations of the business. Adjusted Earnings also exclude charges or credits relating to transaction related costs, restructurings and other discrete projects or transactions including a non-cash fair value write down adjustment related to deferred revenue and advertising as part of the transaction accounting that are apart from and not indicative of the results of the operations of the TruGreen Joint Venture. The comparable GAAP measures are reported income from operations, reported income from continuing operations and reported diluted earnings per share from continuing operations.

The Five-Year Summary also includes non-GAAP financial measures, as defined in Item 10(e) of SEC Regulation S-K, which are included as additional supplemental information, of Pro Forma Adjusted Earnings and Pro Forma Adjusted Earnings per Common Share. These measures are calculated as net income attributable to controlling interest, excluding charges or credits relating to impairments, restructurings, product registration and recall matters and other unusual items such as costs or gains related to discrete projects or transactions that are apart from and not indicative of the results of the operations of the business. These measures also include income (loss) from discontinued operations related to the SLS Business; however, exclude the gain on the contribution of the SLS Business to the TruGreen Joint Venture. The comparable GAAP measures are reported income from operations, reported income from continuing operations and reported diluted earnings per share from continuing operations.
In addition to our GAAP measures, we use these non-GAAP measures to manage the business because we believe that these measures provide additional perspective on and, in some circumstances are more closely correlated to, the performance of our underlying, ongoing business.  We believe that disclosure of these non-GAAP financial measures therefore provides useful supplemental information to investors or other users of the financial statements, such as lenders. Non-GAAP financial measures should be viewed in addition to, and not as an alternative for, the Company’s reported results prepared in accordance with GAAP. A reconciliation of the non-GAAP measures to the most directly comparable GAAP measures is presented in the following table:

	Year Ended September 30,
	2016	2015	2014	2013	2012
	(In millions, except per share data)
Income from operations	$459.3	$262.1	$283.7	$280.2	$212.7
Impairment, restructuring and other (recoveries) charges	(39.4)	90.0	50.0	20.3	7.1
Product registration and recall matters	—	—	—	—	8.2
Adjusted income from operations	$419.9	$352.1	$333.7	$300.5	$228.0
Income from continuing operations	$253.3	$137.8	$145.5	$140.2	$93.0
Net loss attributable to noncontrolling interest	0.5	1.1	0.3	—	—
Net income (loss) attributable to controlling interest from continuing operations	253.8	138.9	145.8	140.2	93.0
Impairment, restructuring and other	(27.7)	90.0	50.0	20.3	7.1
Costs related to refinancing	8.8	—	10.7	—	—
Product registration and recall matters	—	—	—	—	8.2
Adjustment to income tax expense from continuing operations	6.7	(31.5)	(20.8)	(7.1)	(3.6)
Adjusted income attributable to controlling interest from continuing operations	$241.6	$197.4	$185.7	$153.4	$104.7
Income from discontinued operations from SLS Business	$102.9	$32.5	$30.9	$30.3	$28.5
Gain on contribution of SLS Business	(131.2)	—	—	—	—
Income (loss) from SLS Business in discontinued operations, net of gain on contribution of SLS Business	(28.3)	32.5	30.9	30.3	28.5
Income tax benefit from SLS Business in discontinued operations	10.5	(11.6)	(11.0)	(11.1)	(9.9)
Income (loss) from SLS Business in discontinued operations, net of tax	(17.8)	20.9	19.9	19.2	18.6
Impairment, restructuring and other from SLS Business in discontinued operations	13.6	1.5	1.0	—	—
Income tax expense from impairment, restructuring and other from SLS Business in discontinued operations	(4.8)	(0.5)	(0.3)	—	—
Pro Forma Adjusted Earnings	$232.6	$219.3	$206.3	$172.6	$123.3

Diluted income per share from continuing operations	$4.09	$2.23	$2.32	$2.24	$1.50
Impairment, restructuring and other	(0.45)	1.45	0.80	0.32	0.11
Costs related to refinancing	0.14	—	0.17	—	—
Product registration and recall matters	—	—	—	—	0.13
Adjustment to income tax expense from continuing operations	0.11	(0.51)	(0.33)	(0.11)	(0.06)
Adjusted diluted income per common share from continuing operations	$3.90	$3.17	$2.96	$2.45	$1.69
Income from discontinued operations from SLS Business	$1.66	$0.52	$0.49	$0.48	$0.46
Gain on contribution of SLS Business	(2.12)	—	—	—	—
Income (loss) from SLS Business in discontinued operations, net of gain on contribution of SLS Business	(0.46)	0.52	0.49	0.48	0.46
Income tax benefit from SLS Business in discontinued operations	0.17	(0.19)	(0.18)	(0.18)	(0.16)
Income (loss) from SLS Business in discontinued operations, net of tax	(0.29)	0.34	0.32	0.31	0.30
Impairment, restructuring and other from SLS Business in discontinued operations	0.22	0.02	0.01	—	—
Income tax expense from impairment, restructuring and other from SLS Business in discontinued operations	(0.08)	—	—	—	—
Pro Forma Adjusted Earnings per common share	$3.75	$3.53	$3.29	$2.76	$1.99
The sum of the components may not equal the total due to rounding.

(3)	Working capital is calculated as current assets minus current liabilities. Current ratio is calculated as current assets divided by current liabilities.

(4)	The total debt to total book capitalization percentage is calculated by dividing total debt by total debt plus total equity—controlling interest.

(5)
Scotts Miracle-Gro pays a quarterly dividend to the holders of its Common Shares. On August 8, 2011, Scotts Miracle-Gro announced that its Board of Directors had increased the quarterly cash dividend to $0.30 per Common Share, which was first paid in the fourth quarter of fiscal 2011. On August 9, 2012, Scotts Miracle-Gro announced that its Board of Directors had increased the quarterly cash dividend to $0.325 per Common Share, which was first paid in the fourth quarter of fiscal 2012. On August 6, 2013, Scotts Miracle-Gro announced that its Board of Directors had increased the quarterly cash dividend to $0.4375 per Common Share, which was first paid in the fourth quarter of fiscal 2013. On August 11, 2014, Scotts Miracle-Gro announced that its Board of Directors had (i) further increased the quarterly cash dividend to $0.45 per Common Share, which was first paid in the fourth quarter of fiscal 2014 and (ii) declared a special one-time cash dividend of $2.00 per Common Share, which was paid on September 17, 2014. On August 3, 2015, Scotts Miracle-Gro announced that its Board of Directors had further increased the quarterly cash dividend to $0.47 per Common Share, which was first paid in the fourth quarter of fiscal 2015. On August 3, 2016, Scotts Miracle-Gro announced that its Board of Directors had further increased the quarterly cash dividend to $0.50 per Common Share, which was paid in September 2016.

(6)
We view our credit facility as material to our ability to fund operations, particularly in light of our seasonality. Please refer to “ITEM 1A. RISK FACTORS — Our indebtedness could limit our flexibility and adversely affect our financial condition” of this Annual Report on Form 10-K for a more complete discussion of the risks associated with our debt and our credit facility and the restrictive covenants therein. Our ability to generate cash flows sufficient to cover our debt service costs is essential to our ability to maintain our borrowing capacity. We believe that Adjusted EBITDA provides additional information for determining our ability to meet debt service requirements. The presentation of Adjusted EBITDA herein is intended to be consistent with the calculation of that measure as required by our borrowing agreements, and used to calculate a leverage ratio (maximum of 4.50 at September 30, 2016) and an interest coverage ratio (minimum of 3.00 for the twelve months ended September 30, 2016). Leverage ratio is calculated as average total indebtedness, as described in our credit facility, divided by Adjusted EBITDA. Interest coverage ratio is calculated as Adjusted EBITDA divided by interest expense, as described in our credit facility, and excludes costs related to refinancings. Our leverage ratio was 3.10 at September 30, 2016 and our interest coverage ratio was 7.88 for the twelve months ended September 30, 2016. Please refer to “ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — Liquidity and Capital Resources — Borrowing Agreements” of this Annual Report on Form 10-K for a discussion of our credit facility.

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

A numeric reconciliation of Adjusted EBITDA to income from continuing operations is as follows:

	Year Ended September 30,
	2016	2015	2014	2013	2012
	(In millions, except per share data)
Income from continuing operations	$253.3	$137.8	$145.5	$140.2	$93.0
Income tax expense from continuing operations	139.4	73.8	80.2	80.8	57.9
Income from discontinued operations, net of tax	61.5	20.9	20.7	20.9	13.5
Income tax expense from discontinued operations	41.4	11.6	11.9	11.8	10.4
Gain on contribution of SLS Business, net of tax	(79.3)	—	—	—	—
Income tax expense from gain on contribution of SLS Business	(51.9)	—	—	—	—
Costs related to refinancings	8.8	—	10.7	—	—
Interest expense	65.6	50.5	47.3	59.2	61.8
Depreciation	53.8	51.4	50.6	54.9	51.5
Amortization	19.7	17.6	13.8	11.2	10.9
Gain on investment of unconsolidated affiliate(7)	—	—	(3.3)	—	—
Impairment, restructuring and other from continuing operations	(27.7)	90.0	32.9	11.2	4.7
Impairment, restructuring and other from discontinued operations	13.6	1.5	0.8	—	—
Product registration and recall matters, non-cash portion	—	—	—	—	0.2
Mark-to-market adjustments on derivatives	—	—	1.3	0.3	(1.0)
Expense on certain leases	3.6	3.5	—	—	—
Share-based compensation expense	15.6	13.2	—	—	—
Adjusted EBITDA	$517.4	$471.8	$412.4	$390.5	$302.9

(7)
Amount represents a gain on our investment in AeroGrow recognized during the fourth quarter of 2014 as a result of our consolidation of the business. Excluded from this amount is $2.4 million of earnings on AeroGrow’s unconsolidated results for fiscal year 2014 recorded within “Other income, net” in the Consolidated Statements of Operations.

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
Executive Summary
We are dedicated to delivering strong, long-term financial results and outstanding shareholder returns by providing products of superior quality and value to enhance consumers’ lawn and garden environments. We are a leading manufacturer and marketer of consumer branded products for lawn and garden care in North America and Europe. We are Monsanto’s exclusive agent for the marketing and distribution of consumer Roundup® non-selective herbicide products within the United States and other contractually specified countries. We have a presence in similar consumer branded product categories in Australia, the Far East and Latin America. In addition, as a result of our recent acquisitions of General Hydroponics, Vermicrop, Gavita and our control of AeroGrow, we are a leading producer of liquid plant food products, growing media, indoor lighting, advanced indoor garden systems and accessories for hydroponic gardening. Our operations are divided into three reportable segments: U.S. Consumer, Europe Consumer and Other. These segments differ from those used in prior years due to the change in our internal organizational structure associated with Project Focus, which is a series of initiatives announced in the first quarter of fiscal 2016 designed to maximize the value of our non-core assets and concentrate our focus on emerging categories of the lawn and garden industry in our core U.S. business.
On April 13, 2016, as part of Project Focus, we, pursuant to the terms of the Contribution and Distribution Agreement (the “Contribution Agreement”) between the Company and TruGreen Holding Corporation (“TruGreen Holdings”) completed the contribution of the Scotts LawnService® business (the “SLS Business”) to a newly formed subsidiary of TruGreen Holdings (the “TruGreen Joint Venture”) in exchange for a minority equity interest of approximately 30% in the TruGreen Joint Venture. The fair value of this interest was estimated to be $294.0 million, resulting in a pre-tax gain of $131.2 million. As a result of this transaction, effective in our second quarter of fiscal 2016, we classified our results of operations for all periods presented to reflect the SLS Business as a discontinued operation and classified the assets and liabilities of the SLS Business as held for sale. Prior to being reported as a discontinued operation, the SLS Business was referred to as our former Scotts LawnService® business segment. At closing, the TruGreen Joint Venture obtained debt financing and, pursuant to the terms of the Contribution and Distribution Agreement, we received a pro rata cash distribution of $196.2 million, partially offset by an investment of $18.0 million in second lien term loan financing provided by us to the TruGreen Joint Venture and closing working capital adjustments.
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
Our net sales in any one year are susceptible to weather conditions in the markets in which our products are sold and our services are offered. For instance, periods of abnormally wet or dry weather can adversely impact the sale of certain products, while increasing demand for other products, or delay the timing of our provision of certain services. We believe that our diversified product line and our broad geographic diversification reduce this risk, although to a lesser extent in a year in which unfavorable weather is geographically widespread and extends across a significant portion of the lawn and garden season. We also believe that weather conditions in any one year, positive or negative, do not materially impact longer-term category growth trends.

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

	Percent of Net Sales from Continuing Operations by Quarter
	2016	2015	2014
First Quarter	6.9%	6.2%	5.6%
Second Quarter	43.8%	39.3%	40.8%
Third Quarter	35.1%	40.7%	39.7%
Fourth Quarter	14.2%	13.8%	13.9%

The Company follows a 13-week quarterly accounting cycle pursuant to which the first three fiscal quarters end on a Saturday and the fiscal year always ends on September 30. This fiscal calendar convention requires the Company to cycle forward the first three fiscal quarter ends every six years. Fiscal 2016 is the most recent year impacted by this process and, as a result, the first quarter of fiscal 2016 had six additional days and the fourth quarter of fiscal 2016 had five fewer days compared to the corresponding quarters of fiscal 2015.
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
In August 2010, the Scotts Miracle-Gro Board of Directors authorized the repurchase of up to $500 million of Common Shares over a four-year period ending on September 30, 2014. In May 2011, the Scotts Miracle-Gro Board of Directors authorized the repurchase of up to an additional $200 million of our Common Shares, resulting in authority to repurchase a total of up to $700 million of Common Shares through September 30, 2014. From the inception of this share repurchase program in the fourth quarter of fiscal 2010 through its expiration on September 30, 2014, Scotts Miracle-Gro repurchased 9.9 million Common Shares for $521.2 million to be held in treasury. Common Shares held in treasury totaling 0.6 million and 0.9 million were reissued in support of share-based compensation awards and employee purchases under the employee stock purchase plan during fiscal 2016 and fiscal 2015, respectively.
In August 2014, the Scotts Miracle-Gro Board of Directors declared a special one-time cash dividend of $2.00 per Common Share that was paid on September 17, 2014.

In August 2014, the Scotts Miracle-Gro Board of Directors authorized the repurchase of up to $500.0 million of Common Shares over a five-year period (starting November 1, 2014 through September 30, 2019). On August 3, 2016, Scotts Miracle-Gro announced that its Board of Directors authorized a $500.0 million increase to the share repurchase authorization ending on September 30, 2019. The amended authorization allows for repurchases of Common Shares of $1.0 billion through September 30, 2019. From the inception of this share repurchase program in the fourth quarter of fiscal 2014 through September 30, 2016, Scotts Miracle-Gro repurchased approximately 2.1 million Common Shares for $145.7 million.
On August 3, 2016, we announced that the Scotts Miracle-Gro Board of Directors approved an increase in our quarterly cash dividend from $0.47 to $0.50 per Common Share.

Results of Operations
Effective in our second quarter of fiscal 2016, we classified our results of operations for all periods presented to reflect the SLS Business as a discontinued operation. Effective in the second quarter of fiscal 2014, the Company classified its results of operations for all periods presented to reflect the wild bird food business as a discontinued operation. As a result, and unless specifically stated, all discussions regarding results for the fiscal years ended September 30, 2016, 2015 and 2014 reflect results from our continuing operations.

The following table sets forth the components of income and expense as a percentage of net sales:

	Year Ended September 30,
	2016	2015	2014
Net sales	100.0%	100.0%	100.0%
Cost of sales	64.6	66.5	65.5
Cost of sales—impairment, restructuring and other	0.3	0.2	—
Gross profit	35.1	33.3	34.5
Operating expenses:
Selling, general and administrative	21.1	21.0	22.0
Impairment, restructuring and other	(1.7)	2.8	1.9
Other income, net	(0.5)	(0.1)	(0.4)
Income from operations	16.2	9.6	11.0
Equity in loss of unconsolidated affiliates	(0.3)	—	—
Costs related to refinancing	0.3	—	0.4
Interest expense	2.3	1.9	1.8
Income from continuing operations before income taxes	13.9	7.7	8.8
Income tax expense from continuing operations	4.9	2.7	3.2
Income from continuing operations	9.0	5.0	5.6
Income from discontinued operations, net of tax	2.2	0.8	0.8
Net income	11.2%	5.8%	6.4%

Net Sales
Net sales for fiscal 2016 increased 4.0% to $2.84 billion from $2.73 billion in fiscal 2015. Net sales for fiscal 2015 increased 5.8% from $2.58 billion in fiscal 2014. The change in net sales was attributable to the following:

	Year Ended September 30,
	2016	2015
Acquisitions	2.8%	4.7%
Volume	1.6	4.4
Pricing	0.4	(0.4)
Foreign exchange rates	(0.8)	(2.9)
Change in net sales	4.0%	5.8%

The increase in net sales for fiscal 2016 was primarily driven by:

•	the addition of net sales from acquisitions within our Other segment, primarily from General Hydroponics, Vermicrop, Gavita and a Canadian growing media operation;

•	increased sales volume in our Other segment, driven by increased sales of hydroponic gardening products;

•	the impact of our amended Marketing Agreement for consumer Roundup®; and

•	a favorable impact of increased pricing in the U.S. Consumer segment;

•	partially offset by the prior year exit from the U.K. Solus business resulting in a decrease in net sales of $18.1 million in our Europe Consumer segment; and

•	the unfavorable impact of foreign exchange rates as a result of the strengthening of the U.S. dollar relative to other currencies including the Canadian dollar, euro and British pound.
The increase in net sales for fiscal 2015 was primarily driven by:

•	the addition of net sales from acquisitions within our Other segment including General Hydroponics, Vermicrop, AeroGrow, and Fafard; and

•	increased sales volume in our U.S. Consumer segment, driven by increased sales of controls, including increased sales of Tomcat® products, as well as growing media and cleaners products;

•
which were partially offset by the unfavorable impact of foreign exchange rates as a result of the strengthening of the U.S. dollar relative to other currencies including Canadian dollar, euro, and British pound; and

•	an unfavorable impact of decreased pricing in the U.S. Consumer segment related to controls products.
Cost of Sales
The following table shows the major components of cost of sales:

	Year Ended September 30,
	2016	2015	2014
	(In millions)
Materials	$1,052.1	$1,055.6	$980.5
Manufacturing labor and overhead	369.5	333.3	296.1
Distribution and warehousing	345.9	361.2	348.6
Roundup® reimbursements	65.5	63.3	63.0
	1,833.0	1,813.4	1,688.2
Impairment, restructuring and other	7.7	6.6	—
	$1,840.7	$1,820.0	$1,688.2

Factors contributing to the change in cost of sales are outlined in the following table:

	Year Ended September 30,
	2016	2015
	(In millions)
Volume and product mix	$52.0	$174.4
Roundup® reimbursements	2.2	0.3
Foreign exchange rates	(15.7)	(53.1)
Material costs	(18.9)	3.6
	19.6	125.2
Impairment, restructuring and other	1.1	6.6
Change in cost of sales	$20.7	$131.8
The increase in cost of sales for fiscal 2016 was primarily driven by:

•	costs related to increased sales in our U.S. Consumer and Other segments;

•	costs related to sales from acquisitions within our Other segment of $54.2 million, primarily from General Hydroponics, Vermicrop, Gavita and a Canadian growing media operation;

•	an increase in net sales attributable to reimbursements under our Marketing Agreement for consumer Roundup®; and

•	an increase in other charges of $1.1 million primarily related to addressing the consumer complaints regarding our reformulated Bonus® S product sold during fiscal 2015;

•	partially offset by lower material costs in our U.S. Consumer segment driven by lower commodity costs primarily related to fertilizer inputs and resin;

•	lower distribution costs within our U.S. Consumer segment due to savings from lower fuel prices and reduced costs from efficiencies in our growing media business; and

•	the favorable impact of foreign exchange rates as a result of a strengthening of the U.S. dollar relative to other currencies including the Canadian dollar, euro and British pound.
The increase in cost of sales for fiscal 2015 was primarily driven by:

•	costs related to sales from acquisitions of $96.2 million within our U.S. Consumer, Europe Consumer and Other segments;

•	increased sales volume and unfavorable product mix due to increased sales of growing media products in our U.S. Consumer segment;

•	increased material costs within our U.S. Consumer segment for our grass seed and growing media products; and

•
restructuring and liquidation costs of $6.6 million primarily related to the liquidation and exit from the U.K. Solus business and addressing the consumer complaints regarding our newly reformulated Bonus® S product;

•
which were partially offset by the favorable impact of foreign exchange rates as a result of a strengthening of the U.S. dollar relative to other currencies including Canadian dollar, euro, and British pound.

Gross Profit
As a percentage of net sales, our gross profit rate was 35.1%, 33.3% and 34.5% for fiscal 2016, fiscal 2015 and fiscal 2014, respectively. Factors contributing to the change in gross profit rate are outlined in the following table:

	Year Ended September 30,
	2016	2015
Material costs	0.7%	(0.1)%
Product mix and volume	0.6	(0.1)
Roundup® commissions and reimbursements	0.5	0.1
Pricing	0.2	(0.3)
Acquisitions	0.1	(0.4)
	2.1	(0.8)
Impairment, restructuring and other	(0.3)	(0.4)
Change in gross profit rate	1.8%	(1.2)%
The increase in the gross profit rate for fiscal 2016 was primarily driven by:

•	lower material costs in our U.S. Consumer segment driven by lower commodity costs primarily related to fertilizer inputs and resin;

•	lower distribution costs within our U.S. Consumer segment due to savings from lower fuel prices and reduced costs from efficiencies in our growing media business;

•	an increase in net sales attributable to our Marketing Agreement for consumer Roundup®;

•	a favorable impact of increased pricing in the U.S. Consumer segment; and

•	a favorable net impact from acquisitions, primarily from General Hydroponics and Vermicrop within our Other segment;

•	partially offset by other charges of $7.7 million primarily related to addressing the consumer complaints regarding our reformulated Bonus® S product sold during fiscal 2015.
The decrease in the gross profit rate for fiscal 2015 was primarily driven by:

•	unfavorable product mix within our U.S. Consumer segment due to increased sales of growing media and the net impact of acquisitions;

•	the unfavorable impact of decreased pricing within our U.S. Consumer segment related to controls products; and

•	increased material costs within our U.S. Consumer segment for our grass seed and growing media products;

•	partially offset by increased commission income under our Marketing Agreement for consumer Roundup®.

Selling, General and Administrative Expenses
The following table sets forth the components of selling, general and administrative expenses (“SG&A”):

	Year Ended September 30,
	2016	2015	2014
	(In millions, except percentage figures)
Advertising	$132.2	$133.2	$132.1
Advertising as a percentage of net sales	4.7%	4.9%	5.1%
Share-based compensation	15.6	13.2	11.1
Research and development	45.5	44.4	46.0
Amortization of intangibles	16.5	12.7	9.5
Other selling, general and administrative	387.3	367.9	368.4
	$597.1	$571.4	$567.1

SG&A increased $25.7 million, or 4.5%, during fiscal 2016 compared to fiscal 2015. Share-based compensation expense increased $2.4 million, or 18.2%, to $15.6 million in fiscal 2016 compared to $13.2 million in fiscal 2015 as a result of additional expense associated with fiscal 2016 awards. Share-based compensation expense in fiscal 2015 increased $2.1 million, or 18.9%, compared to fiscal 2014, primarily as a result of additional expense associated with fiscal 2015 awards as well as lower prior year expense due to the impact of forfeitures of previously recognized share-based compensation for executive departures during fiscal 2014.
Amortization expense increased $3.8 million, or 29.9%, to $16.5 million in fiscal 2016 compared to $12.7 million in fiscal 2015. Amortization expense in fiscal 2015 increased $3.2 million, or 33.7%, compared to fiscal 2014. These increases are due to the impact of recent acquisitions.
Other SG&A increased $19.4 million, or 5.3%, in fiscal 2016 compared to fiscal 2015 driven by increased variable incentive compensation of $13.5 million and the impact of recent acquisitions and costs related to other transaction activity of $12.2 million, partially offset by foreign exchange rate impact of $5.4 million as the U.S. dollar has strengthened relative to other currencies including Canadian dollar, euro, and British pound. In fiscal 2015, other SG&A decreased $0.5 million compared to fiscal 2014. The primary drivers were a favorable foreign exchange rate impact as the U.S. dollar strengthened relative to other currencies including Canadian dollar, euro, and British pound, decreased variable incentive compensation and decreased marketing spending, partially offset by the impact of acquisitions of $25.6 million.
Impairment, Restructuring and Other
The following table sets forth the components of impairment, restructuring and other charges recorded within the “Cost of sales—impairment, restructuring and other,” “Impairment, restructuring and other” and “Income from discontinued operations, net of tax” lines in the Consolidated Statements of Operations:

	Year Ended September 30,
	2016	2015	2014
	(In millions)
Cost of sales—impairment, restructuring and other:
Restructuring and other charges	$7.7	$6.6	$—
Operating expenses:
Restructuring and other (recoveries) charges	(47.2)	76.6	16.3
Goodwill and intangible asset impairments	—	—	33.7
Impairment, restructuring and other (recoveries) charges from continuing operations	$(39.5)	$83.2	$50.0
Restructuring and other (recoveries) charges from discontinued operations	13.6	1.4	1.0
Total impairment, restructuring and other (recoveries) charges	$(25.9)	$84.6	$51.0
In the first quarter of fiscal 2016, we announced a series of initiatives called Project Focus designed to maximize the value of our non-core assets and focus on emerging categories of the lawn and garden industry in our core U.S. business. On April 13, 2016, as part of this project, we completed the contribution of the SLS Business to the TruGreen Joint Venture. As a result, effective in our second quarter of fiscal 2016, we classified our results of operations for all periods presented to reflect the SLS Business as a discontinued operation and classified the assets and liabilities of the SLS Business as held for sale. Refer to “NOTE 2. DISCONTINUED OPERATIONS” for more information. During fiscal 2016, we recognized a charge of $9.0 million for the resolution of a prior SLS Business litigation matter, as well as $4.6 million in transaction related costs associated with the divestiture of the SLS Business within the “Income from discontinued operations, net of tax” line in the Consolidated Statements of Operations.
In addition, during fiscal 2016, we recognized restructuring costs related to termination benefits of $3.4 million within the U.S. Consumer segment and $2.0 million within the Europe Consumer segment, as well as costs of $4.6 million related to other transaction activity. We recorded $8.2 million and $1.8 million of these costs within the “Impairment, restructuring and other” and the “Cost of sales—impairment, restructuring and other” lines in the Consolidated Statements of Operations, respectively.
During the third quarter of fiscal 2015, our U.S. Consumer segment began experiencing an increase in certain consumer complaints related to our newly reformulated Bonus® S fertilizer product sold in the southeastern United States indicating customers were experiencing damage to their lawns after application. During fiscal 2016, we recognized $6.4 million in costs related to resolving these consumer complaints and the recognition of costs we expect to incur for current and expected consumer claims. Costs incurred through September 30, 2016 since the inception of this matter, excluding insurance reimbursement recoveries, are $73.8 million. We have received reimbursement payments of $60.8 million through the end of fiscal 2016, including $40.9 million received during fiscal 2016. We recorded offsetting insurance reimbursement recoveries upon resolution of the insurer’s review of claim documentation in the amount of $4.9 million in fiscal 2015 and $55.9 million in fiscal 2016. We recorded net recoveries of $55.4 million and costs of $5.9 million within the “Impairment, restructuring and other” and the “Cost of sales—impairment, restructuring and other” lines in the Consolidated Statements of Operations, respectively.
During fiscal 2015, we recognized $22.2 million in restructuring costs related to termination benefits provided to U.S. and international personnel as part of our restructuring of the U.S. administrative and overhead functions, the continuation of the international profitability improvement initiative and the liquidation and exit from the U.K. Solus business. The restructuring costs for fiscal 2015 include $4.3 million of costs related to the acceleration of equity compensation expense, and were comprised of $3.7 million related to the U.S. Consumer segment, $10.3 million related to the Europe Consumer segment, $0.2 million related to the Other segment and $6.6 million related to Corporate. In addition, costs of $1.4 million related to the SLS Business were recognized within the “Income from discontinued operations, net of tax” line in the Consolidated Statements of Operations.
During fiscal 2015, we also recognized $62.4 million in costs related to consumer complaints and claims related to the reformulated Bonus® S fertilizer product sold in the southeastern United States during fiscal 2015.
During the third quarter of fiscal 2014, as a result of an impairment review, we recognized an impairment charge for a non-recurring fair value adjustment of $33.7 million within the U.S. Consumer segment related to the Ortho® brand. The fair value was calculated based upon the evaluation of the historical performance and future growth expectations of the Ortho® business. During fiscal 2014, we recognized $12.5 million in restructuring costs related to termination benefits provided to U.S. personnel as part of our restructuring of the U.S. administrative and overhead functions, including $1.0 million related to the SLS Business recognized within the “Income from discontinued operations, net of tax” line in the Consolidated Statements of Operations. We also recognized $2.8 million of international restructuring and other adjustments during fiscal 2014 for the continuation of the profitability improvement initiative announced in December 2012. In addition, during fiscal 2014, the Company recognized $2.0 million in additional ongoing monitoring and remediation costs for the Company’s turfgrass biotechnology program.
Other Income, net
Other income is comprised of activities outside our normal business operations, such as royalty income from the licensing of certain of our brand names, income earned from loans receivable, foreign exchange gains/losses and gains/losses from the sale of non-inventory assets. Other income, net, was $13.8 million, $2.1 million and $10.7 million in fiscal 2016, fiscal 2015 and fiscal 2014, respectively. The increase in other income for fiscal 2016 was due to a gain on the sale of a growing media plant whose operations are being relocated, an increase in income on loans receivable and royalty income earned from the TruGreen Joint Venture related to its use of brand names. The decrease in other income for fiscal 2015 was primarily due to recognition of investment gains in fiscal 2014 related to our investment in AeroGrow.
Income from Operations
Income from operations in fiscal 2016 was $459.3 million compared to $262.1 million in fiscal 2015, an increase of $197.2 million, or 75.2%. The increase was driven by impairment, restructuring and other recoveries during fiscal 2016 as compared to charges during fiscal 2015, and an increase in net sales and gross profit rate, partially offset by higher SG&A.
Income from operations in fiscal 2015 was $262.1 million compared to $283.7 million in fiscal 2014, a decrease of $21.6 million, or 7.6%. The decrease was driven by higher impairment, restructuring and other charges during fiscal 2015 as compared to fiscal 2014, a decrease in gross profit rate, a decrease in other income and an increase in SG&A, partially offset by an increase in net sales.

Equity in Income of Unconsolidated Affiliates
We hold a minority equity interest of 30% in the TruGreen Joint Venture. This interest was initially recorded at fair value on the transaction date and subsequently is accounted for using the equity method of accounting, with our proportionate share of TruGreen Joint Venture earnings reflected in the Condensed Consolidated Statements of Operations. We recognized equity in income of unconsolidated affiliates of $7.8 million in fiscal 2016. Included within income of unconsolidated affiliates for fiscal 2016 is our $11.7 million share of restructuring and other charges incurred by the TruGreen Joint Venture. These charges included $6.0 million for transaction and merger costs, $4.4 million for nonrecurring integration and separation costs and $1.3 million for a non-cash fair value write-down adjustment on deferred revenue and advertising as part of the transaction accounting.
Costs Related to Refinancing
Costs related to refinancing were $8.8 million for fiscal 2016. The costs incurred were associated with the redemption of our 6.625% Senior Notes on December 15, 2015, and are comprised of $6.6 million of call premium and $2.2 million of unamortized bond discount and issuance costs that were written off.
Costs related to refinancing were $10.7 million for fiscal 2014. The costs incurred were associated with the redemption of our 7.25% Senior Notes.
Interest Expense
Interest expense in fiscal 2016 was $65.6 million compared to $50.5 million in fiscal 2015 and $47.3 million in fiscal 2014. The increase in fiscal 2016 was driven by an increase in average borrowings of $351.2 million, which is net of a decrease of $7.5 million due to the impact of foreign exchange rates. The increase in average borrowings was driven by recent acquisition and investment activity, primarily related to General Hydroponics, Vermicrop, Bonnie, Gavita, the amendment of our Marketing Agreement with Monsanto and repurchases of our Common Shares.
The increase in fiscal 2015 was driven by an increase in average borrowings of $252.1 million, which is net of a decrease of $8.1 million due to the impact of foreign exchange rates, partially offset by a decrease in our weighted average interest rate of 78 basis points primarily due to reduced rates under our credit facility and the redemption of the 7.25% Senior Notes.
Income Tax Expense
A reconciliation of the federal corporate income tax rate and the effective tax rate on income from continuing operations before income taxes is summarized below:

	Year Ended September 30,
	2016	2015	2014
Statutory income tax rate	35.0%	35.0%	35.0%
Effect of foreign operations	0.1	(0.6)	1.7
State taxes, net of federal benefit	2.7	3.2	2.7
Domestic production activities deduction permanent difference	(2.5)	(3.2)	(2.7)
Effect of other permanent differences	0.3	0.1	0.3
Research and experimentation and other federal tax credits	(0.2)	(0.2)	(0.9)
Resolution of prior tax contingencies	(0.2)	0.4	0.2
Other	0.3	0.2	(0.7)
Effective income tax rate	35.5%	34.9%	35.6%

The effective tax rate for continuing operations was 35.5% for fiscal 2016, compared to 34.9% for fiscal 2015 and 35.6% for fiscal 2014.
Income from Continuing Operations
We reported income from continuing operations of $392.7 million, or $4.09 per diluted share, in fiscal 2016 compared to $211.6 million, or $2.23 per diluted share, in fiscal 2015. The increase was driven by impairment, restructuring and other recoveries during fiscal 2016 as compared to charges during fiscal 2015, and an increase in net sales, gross profit rate and equity in income of unconsolidated affiliates, partially offset by increases in interest expense, costs related to refinancing and SG&A. Diluted average common shares used in the diluted income per common share calculation were 62.0 million in fiscal 2016 compared to 62.2 million in fiscal 2015. The decrease was primarily driven by share repurchases, partially offset by the exercise of stock options and the issuance of share-based compensation awards and the payment of contingent consideration in Common Shares in connection with the Vermicrop acquisition. Dilutive equivalent shares for fiscal 2016 and fiscal 2015 were 0.9 million and 1.1 million, respectively.
We reported income from continuing operations of $211.6 million, or $2.23 per diluted share, in fiscal 2015 compared to $225.7 million, or $2.32 per diluted share, in fiscal 2014. The decrease was driven by higher impairment, restructuring and other charges during fiscal 2015 as compared to fiscal 2014, a decrease in gross profit rate and other income, an increase in SG&A and an increase in interest expense, partially offset by an increase in net sales. Diluted average common shares used in the diluted income per common share calculation were 62.2 million in fiscal 2015 compared to 62.7 million in fiscal 2014. The decrease was primarily driven by share repurchases, partially offset by the exercise of stock options and the issuance of share-based compensation awards and the payment of consideration in Common Shares in connection with the Vermicrop acquisition. Dilutive equivalent shares for fiscal 2015 and fiscal 2014 were 1.1 million and 1.1 million, respectively.
Income from Discontinued Operations
On April 13, 2016, we completed the contribution of the SLS Business to the TruGreen Joint Venture in exchange for a minority equity interest of approximately 30% in the TruGreen Joint Venture. As a result of this transaction, effective in our second quarter of fiscal 2016, we classified our results of operations for all periods presented to reflect the SLS Business as a discontinued operation and classified the assets and liabilities of the SLS Business as held for sale. In our second quarter of fiscal 2014, we completed the sale of our wild bird food business at which time we began presenting this business within discontinued operations. The prior period amounts have been reclassified to conform. During fiscal 2016, we recognized a charge of $9.0 million for the resolution of a prior SLS Business litigation matter, as well as $4.6 million in transaction related costs associated with the divestiture of the SLS Business within the “Income from discontinued operations, net of tax” line in the Consolidated Statements of Operations.
Income from discontinued operations, net of tax in fiscal 2016 was $61.5 million compared to $20.9 million in fiscal 2015. The increase is primarily driven by the after-tax gain on contribution of $79.3 million, partially offset by a net loss from the operations of the SLS Business of $17.8 million for fiscal 2016, as compared to net income from the operations of the SLS Business of $20.9 million for fiscal 2015. Income from discontinued operations, net of tax in fiscal 2014 of $20.7 million includes net income from the operations of the SLS Business of $19.9 million and net income from the operations of our wild bird food business of $0.8 million.
Segment Results
We divide our business into three reportable segments: U.S. Consumer, Europe Consumer and Other. These segments differ from those used in prior periods due to the change in our internal organizational structure associated with Project Focus, which is a series of initiatives announced in the first quarter of fiscal 2016 designed to maximize the value of our non-core assets and concentrate our focus on emerging categories of the lawn and garden industry in our core U.S. business. On April 13, 2016, as part of this project, we completed the contribution of the SLS Business to the TruGreen Joint Venture in exchange for a minority equity interest of approximately 30% in the TruGreen Joint Venture. As a result, effective in our second quarter of fiscal 2016, we classified our results of operations for all periods presented to reflect the SLS Business as a discontinued operation and classified the assets and liabilities of the SLS Business as held for sale. The prior period amounts have been reclassified to conform with the new segments. This division of reportable segments is consistent with how the segments report to and are managed by the chief operating decision maker of the Company.
U.S. Consumer consists of the Company’s consumer lawn and garden business located in the geographic United States. Europe Consumer consists of the Company’s consumer lawn and garden business located in geographic Europe. Other consists of the Company’s consumer lawn and garden business in geographies other than the U.S. and Europe, the Company’s indoor, urban and hydroponic gardening business, and revenues and expenses associated with the Company’s supply agreements with Israel Chemicals, Ltd. Corporate consists of general and administrative expenses and certain other income/expense items not allocated to the business segments.
Segment performance is evaluated based on several factors, including income (loss) from continuing operations before amortization, impairment, restructuring and other charges, which is not a generally accepted accounting principle (“GAAP”) measure. Senior management uses this measure of operating profit (loss) to evaluate segment performance because the Company believes this measure is indicative of performance trends and the overall earnings potential of each segment.

The following table sets forth net sales by segment:

	Year Ended September 30,
	2016	2015	2014
	(In millions)
U.S. Consumer	$2,187.4	$2,141.8	$2,037.4
Europe Consumer	274.2	304.7	336.7
Other	374.5	281.5	204.2
Consolidated	$2,836.1	$2,728.0	$2,578.3
The following table sets forth segment income from continuing operations before income taxes:

	Year Ended September 30,
	2016	2015	2014
	(In millions)
U.S. Consumer	$500.4	$439.2	$399.7
Europe Consumer	13.5	14.1	20.9
Other	20.8	12.3	17.4
Segment total	534.7	465.6	438.0
Corporate	(96.8)	(98.5)	(92.0)
Intangible asset amortization	(18.0)	(15.0)	(12.3)
Impairment, restructuring and other	27.7	(90.0)	(50.0)
Equity in income of unconsolidated affiliates	19.5	—	—
Costs related to refinancing	(8.8)	—	(10.7)
Interest expense	(65.6)	(50.5)	(47.3)
Consolidated	$392.7	$211.6	$225.7
U.S. Consumer
U.S. Consumer segment net sales were $2.2 billion in fiscal 2016, an increase of 2.1% from fiscal 2015 net sales of $2.1 billion. The increase was driven by the favorable impact of volume, pricing and acquisitions of 1.3%, 0.7% and 0.1%, respectively. Increased sales volume in fiscal 2016 was driven by increased sales of growing media and grass seed products, as well as the favorable impact of the Marketing Agreement for consumer Roundup®, partially offset by decreased sales of fertilizer products.
U.S. Consumer segment operating income increased $61.2 million, or 13.9%, in fiscal 2016 as compared to fiscal 2015. The change was driven by increased sales and improvements in gross profit rate due to lower material costs driven by commodities and lower distribution costs due to savings from lower fuel prices and reduced costs from efficiencies in our growing media business, partially offset by higher SG&A.
U.S. Consumer segment net sales were $2.1 billion in fiscal 2015, an increase of 5.1% from fiscal 2014 net sales of $2.0 billion. The increase was driven by the favorable impact of volume and acquisitions of 4.7% and 0.7%, respectively, partially offset by the unfavorable impact of pricing of 0.3%. Increased sales volume in fiscal 2015 was driven by increased sales of controls, including increased sales of Tomcat® products, as well as growing media and cleaners products.
U.S. Consumer segment operating income increased $39.5 million, or 9.9%, in fiscal 2015 as compared to fiscal 2014. The change was driven by increased sales, partially offset by a decrease in gross profit rate due to unfavorable product mix as a result of increased sales of growing media and the net impact of acquisitions, the unfavorable impact of decreased pricing related to controls products and increased material costs for our grass seed and growing media products.
Europe Consumer
Europe Consumer segment net sales were $274.2 million in fiscal 2016, a decrease of 10.0% from fiscal 2015 net sales of $304.7 million. The decrease was driven by the prior year exit from the U.K. Solus business of $18.1 million, or 5.9%, and the unfavorable impact of changes in foreign exchange rates and decreased pricing of 3.6% and 1.3%, respectively, partially offset by the favorable impact of volume of $2.4 million, or 0.8%.
Europe Consumer segment operating income decreased $0.6 million, or 4.3%, in fiscal 2016 as compared to fiscal 2015. The change was driven by decreased sales, partially offset by an increase in gross profit rate and lower SG&A.

Europe Consumer segment net sales were $304.7 million in fiscal 2015, a decrease of 9.5% from fiscal 2014 net sales of $336.7 million. The decrease was driven by the unfavorable impact of changes in foreign exchange rates and decreased pricing of 13.9% and 1.2%, respectively, partially offset by the favorable impact of acquisitions and volume of 5.3% and 0.3%, respectively.
Europe Consumer segment operating income decreased $6.8 million, or 32.5%, in fiscal 2015 as compared to fiscal 2014. The change was driven by decreased sales and gross profit rate, partially offset by lower SG&A.
Other
Other segment net sales were $374.5 million in fiscal 2016, an increase of 33.0% from fiscal 2015 net sales of $281.5 million. The increase was driven by the favorable impact of acquisitions and volume of 26.6% and 10.8%, respectively, partially offset by the unfavorable impact of changes in foreign exchange rates of 4.3%. Net sales from our indoor and urban gardening businesses increased $87.3 million in fiscal 2016.
Other segment operating income increased $8.5 million, or 69.1%, in fiscal 2016 as compared to fiscal 2015. The change was driven by increased sales, partially offset by increased SG&A from acquired businesses and transaction costs related to acquisition activity.
Other segment net sales were $281.5 million in fiscal 2015, an increase of 37.9% from fiscal 2014 net sales of $204.2 million. The increase was driven by the favorable impact of acquisitions and volume of 45.0% and 7.4%, respectively, partially offset by the unfavorable impact of changes in foreign exchange rates and decreased pricing of 14.4% and 0.3%, respectively. Net sales from our indoor and urban gardening businesses increased $49.2 million in fiscal 2015.
Other segment operating income decreased $5.1 million, or 29.3%, in fiscal 2015 as compared to fiscal 2014. The change was driven by increased SG&A from acquired businesses and transaction costs related to acquisition activity, partially offset by increased sales.
Corporate
Corporate operating loss was $96.8 million in fiscal 2016, a decrease of 1.7% from fiscal 2015 operating loss of $98.5 million. The change was primarily due to an increase in income on loans receivable and royalty income earned from the TruGreen Joint Venture related to its use of brand names, partially offset by increased variable incentive compensation. Corporate operating loss was $98.5 million in fiscal 2015, an increase of 7.1% from fiscal 2014 operating loss of $92.0 million. The increase for fiscal 2015 was primarily related to higher share-based compensation expense and litigation settlement activity.

Liquidity and Capital Resources
Operating Activities
Cash provided by operating activities totaled $237.4 million for fiscal 2016, a decrease of $9.5 million as compared to cash provided by operating activities of $246.9 million for fiscal 2015. Cash provided by operating activities from the SLS Business was $26.8 million and $28.2 million for fiscal 2016 and fiscal 2015, respectively. The change was driven by an increase in cash used for working capital related to increased inventory, timing of customer receipts as compared to payment of current liabilities and an increase in accounts receivable from the TruGreen Joint Venture of $14.9 million for expenses incurred pursuant to a transition services agreement and an employee leasing agreement, partially offset by insurance reimbursement recoveries of $40.9 million related to the Bonus® S consumer complaint matter.
Cash provided by operating activities totaled $246.9 million for fiscal 2015, an increase of $6.0 million as compared to cash provided by operating activities of $240.9 million for fiscal 2014. Cash provided by operating activities from the SLS Business was $28.2 million and $19.2 million for fiscal 2015 and fiscal 2014, respectively. The change was driven by a decrease in cash used for working capital, partially offset by a decrease in net income. The decrease in cash used for working capital was primarily due to less growth in accounts receivable and inventory, partially offset by less growth in accounts payable.
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
Investing Activities
Cash used in investing activities totaled $134.4 million for fiscal 2016, a decrease of $402.0 million as compared to cash used in investing activities of $536.4 million for fiscal 2015. Cash used in investing activities related to the SLS Business was $1.4 million and $24.3 million for fiscal 2016 and fiscal 2015, respectively.

During fiscal 2016 we made an investment in Bonnie in the amount of $72.0 million, made an investment in an unconsolidated subsidiary of $2.0 million, provided a working capital contribution of $24.2 million and an $18.0 million investment in second lien term loan financing to the TruGreen Joint Venture and completed the acquisitions of Gavita and a Canadian growing media operation which included cash payments of $158.4 million. Cash used for investments in property, plant and equipment during fiscal 2016 was $58.3 million. These cash outflows were partially offset by an excess distribution of $196.2 million from the TruGreen Joint Venture. Significant capital projects during fiscal 2016 included investments in our growing media production and packaging facilities, additional capital for supply chain optimization projects, investments in information technology and facility improvement and maintenance.
Cash used in investing activities totaled $536.4 million for fiscal 2015, an increase of $380.8 million as compared to cash used in investing activities of $155.6 million for fiscal 2014. Cash used in investing activities related to the SLS Business was $24.3 million and $3.4 million for fiscal 2015 and fiscal 2014, respectively. The change in cash used in our investing activities was primarily driven by the payment of $300 million to Monsanto in consideration for Monsanto’s entry into the amendments to our Marketing Agreement for consumer Roundup®, the lawn and garden brand extension agreement and the commercialization and technology agreement, and increased acquisitions of $66.2 million. During fiscal 2015, we completed the acquisitions of General Hydroponics and Vermicrop for $120.0 million and $15.0 million, respectively, in addition to four acquisitions of growing media operations with an aggregate estimated purchase price of $40.2 million. Additionally, Scotts LawnService® completed the acquisition of Action Pest for $21.7 million. These acquisitions included cash payments of $180.2 million during fiscal 2015. Significant capital projects during fiscal 2015 included investments in our growing media production and packaging facilities, additional capital for supply chain optimization projects, investments in information technology, facility improvement and maintenance, and investments in fleet vehicles for Scotts LawnService®.
For the three fiscal years ended September 30, 2016, our capital spending was allocated as follows: 70% for expansion and maintenance of existing productive assets; 13% for new productive assets; 10% to expand our information technology and transformation and integration capabilities; and 7% for Corporate assets. We expect fiscal 2017 capital expenditures to be consistent with our recent capital spending amounts and allocations.
Financing Activities
Financing activities used cash of $122.2 million in fiscal 2016 and provided cash of $278.9 million in fiscal 2015. The change was the result of the repayment of $200.0 million aggregate principal amount of 6.625% Senior Notes, net repayments of $81.3 million under our credit facilities in fiscal 2016 compared to net borrowings of $378.0 million in fiscal 2015, payment of financing and issuance fees of $11.2 million related to our new credit agreement and the 6.000% Senior Notes, an increase in repurchases of our Common Shares of $116.0 million and a decrease in cash received from the exercise of stock options of $9.6 million, partially offset by the issuance of $400.0 million aggregate principal amount of 6.000% Senior Notes.
Financing activities provided cash of $278.9 million in fiscal 2015 and used cash of $124.3 million in fiscal 2014. The change related to financing activities was the result of the redemption of $200.0 million of our 7.25% Senior Notes during fiscal 2014, a decrease in dividends paid in fiscal 2015 as a result of the prior year special one-time cash dividend of $2.00 per share, or $122.1 million, and a decrease in repurchases of Common Shares of $105.2 million, partially offset by a decrease in net borrowings under our credit facility of $29.5 million. Net borrowings under our credit facilities in fiscal 2015 were $378.0 million compared to $407.5 million in fiscal 2014. Financing activities also included an increase in cash received from the exercise of stock options of $4.3 million in fiscal 2015 compared to fiscal 2014.

Cash and Cash Equivalents
Our cash and cash equivalents were held in cash depository accounts with major financial institutions around the world or invested in high quality, short-term liquid investments having original maturities of three months or less. The cash and cash equivalents balances of $50.1 million and $71.4 million at September 30, 2016 and 2015, respectively, included $39.9 million and $55.1 million, respectively, held by controlled foreign corporations. Our current plans do not demonstrate a need to, nor do we have plans to, repatriate the retained earnings from these foreign corporations as the earnings are indefinitely reinvested. However, in the future, if we determine it is necessary to repatriate these funds, or we sell or liquidate any of these foreign corporations, we may be required to pay associated taxes on the repatriation, sale or liquidation.
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
At September 30, 2016, we had letters of credit outstanding in the aggregate principal amount of $26.5 million, and $1.2 billion of availability under the new credit agreement, subject to our continued compliance with the covenants discussed below. The weighted average interest rates on average borrowings under the new credit agreement and the former credit facility were 3.5% and 4.0% for fiscal 2016 and fiscal 2015, respectively.
We maintain a Master Accounts Receivable Purchase Agreement (as amended, “MARP Agreement”), which provides for the discretionary sale by us, and the discretionary purchase (outside of the commitment period specified in the MARP Agreement) by the participating banks, on a revolving basis, of accounts receivable generated by sales to three specified account debtors in an aggregate amount not to exceed $400.0 million.
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
There were $138.6 million and $122.3 million in borrowings or receivables pledged as collateral under the MARP Agreement at September 30, 2016 and 2015, respectively. The carrying value of the receivables pledged as collateral was $174.7 million at September 30, 2016 and $152.9 million at September 30, 2015. As of September 30, 2016, there was $7.6 million of availability under the MARP Agreement.
The MARP Agreement terminated effective October 14, 2016 in accordance with its terms. We expect the $1.6 billion senior secured revolving credit facility available to us under the new credit agreement, together with our other existing sources of committed financing, to be sufficient to meet our funding needs on an ongoing basis. Additionally, we continue to consider alternative receivables-based funding sources, as our new credit agreement allows for the periodic sale, discounting, factoring or securitization of accounts receivable up to a maximum at any one time outstanding of $500 million.
On January 15, 2014, we used a portion of our available former credit facility borrowings to redeem all of our outstanding $200.0 million aggregate principal amount of 7.25% Senior Notes, paying a redemption price of $214.5 million, which included $7.25 million of accrued and unpaid interest, $7.25 million of call premium, and $200.0 million for outstanding principal amount. The $7.25 million call premium charge was recognized within the “Costs related to refinancing” line on the Consolidated Statement of Operations in our second quarter of fiscal 2014. Additionally, we had $3.5 million in unamortized bond discount and issuance costs associated with the 7.25% Senior Notes that were written-off and recognized in the “Costs related to refinancing” line on the Consolidated Statement of Operations in our second quarter of fiscal 2014.

On December 15, 2015, we used a portion of our available credit facility borrowings to redeem all $200.0 million aggregate principal amount of our outstanding 6.625% senior notes due 2020 (the “6.625% Senior Notes”) paying a redemption price of $213.2 million, comprised of $6.6 million of accrued and unpaid interest, $6.6 million of call premium and $200.0 million for outstanding principal amount. The $6.6 million call premium charge was recognized within the “Costs related to refinancing” line on the Consolidated Statement of Operations in the first quarter of fiscal 2016. Additionally, we had $2.2 million in unamortized bond discount and issuance costs associated with the 6.625% Senior Notes that were written off and recognized in the “Costs related to refinancing” line on the Consolidated Statement of Operations in the first quarter of fiscal 2016.
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
We were in compliance with all debt covenants as of September 30, 2016. Our new credit agreement contains, among other obligations, an affirmative covenant regarding our leverage ratio on the last day of each quarter, calculated as our net indebtedness divided by adjusted earnings before interest, taxes, depreciation and amortization. The maximum leverage ratio was 4.50 as of September 30, 2016. Our leverage ratio was 3.10 at September 30, 2016. Our new credit agreement also includes an affirmative covenant regarding our interest coverage. The minimum interest coverage ratio was 3.00 for the twelve months ended September 30, 2016. Our interest coverage ratio was 7.88 for the twelve months ended September 30, 2016. The new credit agreement allows us to make unlimited restricted payments (as defined in the new credit agreement), including increased or one-time dividend payments and Common Share repurchases, as long as the leverage ratio resulting from the making of such restricted payments is 4.00 or less. Otherwise we may only make restricted payments in an aggregate amount for each fiscal year not to exceed the amount set forth in the new credit agreement for such fiscal year ($175.0 million for fiscal 2017 and $200.0 million for fiscal 2018 and each fiscal year thereafter). Please see “ITEM 6. SELECTED FINANCIAL DATA” of this Annual Report on Form 10-K for further details pertaining to the calculations of the foregoing ratios.
We continue to monitor our compliance with the leverage ratio, interest coverage ratio and other covenants contained in the new credit agreement and, based upon our current operating assumptions, we expect to remain in compliance with the permissible leverage ratio and interest coverage ratio throughout fiscal 2017. However, an unanticipated shortfall in earnings, an increase in net indebtedness or other factors could materially affect our ability to remain in compliance with the financial or other covenants of our new credit agreement, potentially causing us to have to seek an amendment or waiver from our lending group which could result in repricing of our credit facilities. While we believe we have good relationships with our lending group, we can provide no assurance that such a request would result in a modified or replacement credit agreement on reasonable terms, if at all.
At September 30, 2016, we had outstanding interest rate swap agreements with major financial institutions that effectively converted the LIBOR index portion of variable-rate debt denominated in U.S. dollars to a fixed rate. The swap agreements had a total U.S. dollar notional amount of $650.0 million at September 30, 2016. Interest payments made between the effective date and expiration date are hedged by the swap agreements, except as noted below. On November 1, 2016, we executed interest rate swap agreements with notional amounts that adjust in accordance with a specified seasonal schedule and have a maximum total notional amount at any point in time of $500.0 million. These swap agreements effectively convert the LIBOR index on a portion of our variable-rate debt to a fixed rate of approximately 0.83% beginning in November 2016 through expiration dates in June and August 2018.

The notional amount, effective date, expiration date and rate of each of these swap agreements outstanding at September 30, 2016 are shown in the table below.

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
Contractual Obligations
The following table summarizes our future cash outflows for contractual obligations as of September 30, 2016:

		Payments Due by Period
Contractual Cash Obligations	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
	(In millions)
Debt obligations	$1,316.1	$185.0	$31.3	$661.5	$438.3
Interest expense on debt obligations	286.8	56.9	100.4	69.5	60.0
Operating lease obligations	171.0	40.9	66.8	41.8	21.5
Purchase obligations	285.1	140.4	99.9	38.6	6.2
Other, primarily retirement plan obligations	97.2	3.5	7.9	7.9	77.9
Total contractual cash obligations	$2,156.2	$426.7	$306.3	$819.3	$603.9

We have long-term debt obligations and interest payments due primarily under the 6.000% Senior Notes and our new credit facility. Amounts in the table represent scheduled future maturities of long-term debt principal for the periods indicated.

The interest payments for our new credit facility are based on outstanding borrowings as of September 30, 2016. Actual interest expense will likely be higher due to the seasonality of our business and associated higher average borrowings.

Purchase obligations primarily represent commitments for materials used in our manufacturing processes, as well as commitments for warehouse services, grass seed and outsourced information services which comprise the unconditional purchase obligations disclosed in “NOTE 18. COMMITMENTS” of the Notes to Consolidated Financial Statements included in this Annual Report on Form 10-K.
Other obligations include actuarially determined retiree benefit payments and pension funding to comply with local funding requirements. Pension funding requirements beyond fiscal 2016 are based on preliminary estimates using actuarial assumptions determined as of September 30, 2016. The above table excludes liabilities for unrecognized tax benefits and insurance accruals as we are unable to estimate the timing of payments for these items.
Off-Balance Sheet Arrangements
At September 30, 2016, we have letters of credit in the aggregate face amount of $26.5 million outstanding. Further, we have a residual value guarantee on our corporate aircraft as disclosed in “NOTE 17. OPERATING LEASES” of the Notes to Consolidated Financial Statements included in this Annual Report on Form 10-K.

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

At September 30, 2016, goodwill totaled $373.2 million, with $211.9 million and $161.3 million of goodwill for the U.S. Consumer and Other segments, respectively. No goodwill impairment was recognized as a result of the annual evaluation performed as of July 3, 2016. The estimated fair value of each reporting unit with a significant goodwill balance was substantially in excess of its carrying value as of the annual test date. If we were to alter our impairment testing by increasing the discount rate in the discounted cash flow analysis by 100 basis points, there still would not be any impairment indicated for any reporting units. At September 30, 2016, indefinite-lived intangible assets consisted of tradenames of $184.8 million, as well as the Marketing Agreement Amendment of $188.3 million and Brand Extension Agreement of $111.7 million which were both acquired during fiscal 2015. The estimated fair value of each tradename was substantially in excess of its carrying value as of the annual test date. If we were to alter our impairment testing by increasing the discount rate in the discounted cash flow analysis by 100 basis points, there still would not be any impairment indicated for any tradenames.
During the third quarter of fiscal 2014, as a result of an impairment review, we recognized an impairment charge for a non-recurring fair value adjustment of $33.7 million within the U.S. Consumer segment related to the Ortho® brand.
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
Changes in the discount rate and investment returns can have a significant effect on the funded status of our pension plans and shareholders’ equity. We cannot predict discount rates or investment returns with certainty and, therefore, cannot determine whether adjustments to our shareholders’ equity for pension-related activity in subsequent years will be significant. We also cannot predict future investment returns, and therefore cannot determine whether future pension plan funding requirements could materially affect our financial condition, results of operations or cash flows. A 100 basis point change in the discount rate would have an immaterial effect on fiscal 2016 pension expense. A 100 basis point change in the discount rate would have a $63.8 million change in our projected benefit obligations as of September 30, 2016.
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
Interest Rate Risk
We had variable rate debt instruments outstanding at September 30, 2016 and 2015 that are impacted by changes in interest rates. As a means of managing our interest rate risk on these debt instruments, we entered into interest rate swap agreements with major financial institutions to effectively fix the LIBOR index on certain variable-rate debt obligations.
At September 30, 2016 and 2015, we had outstanding interest rate swap agreements with a total U.S. dollar equivalent notional value of $650.0 million and $1,300.0 million, respectively. The weighted average fixed rate of swap agreements outstanding at September 30, 2016 was 1.9%.
The following table summarizes information about our derivative financial instruments and debt instruments that are sensitive to changes in interest rates as of September 30, 2016 and 2015. For debt instruments, the table presents principal cash flows and related weighted-average interest rates by expected maturity dates. For interest rate swap agreements, the table presents expected cash flows based on notional amounts and weighted-average interest rates by contractual maturity dates. Weighted-average variable rates are based on rates in effect at September 30, 2016 and 2015. A change in our variable interest rate of 100 basis points for a full twelve-month period would have a $2.5 million impact on interest expense assuming approximately $250 million of our average fiscal 2016 variable-rate debt had not been hedged via an interest rate swap agreement. The information is presented in U.S. dollars (in millions):

	Expected Maturity Date						Total	Fair Value
2016	2017	2018	2019	2020	2021	After
Long-term debt:
Fixed rate debt	$—	$—	$—	$—	$288.8	$400.0	$688.8	$715.8
Average rate	—	—	—	—	2.6%	6.0%	5.7%	—
Variable rate debt	$138.6	$—	$—	$—	$417.4	$—	$556.0	$556.0
Average rate	1.4%	—	—	—	2.1%	—	1.9%	—
Interest rate derivatives:
Interest rate swaps	$(0.8)	$(0.9)	$(4.7)	$—	$—	$—	$(6.4)	$(6.4)
Average rate	3.0%	1.3%	2.1%	—	—	—	1.9%	—

	Expected Maturity Date						Total	Fair Value
2015	2016	2017	2018	2019	2020	After
Long-term debt:
Fixed rate debt	$—	$—	$—	$—	$—	$200.0	$200.0	$206.3
Average rate	—	—	—	—	—	6.6%	6.6%	—
Variable rate debt	$122.3	$—	$—	$816.3	$—	$—	$938.6	$938.6
Average rate	0.9%	—	—	2.3%	—	—	2.1%	—
Interest rate derivatives:
Interest rate swaps	$(6.2)	$(1.6)	$(2.4)	$(3.2)	$—	$—	$(13.4)	$(13.4)
Average rate	2.9%	3.0%	1.3%	2.1%	—	—	2.0%	—

Excluded from the information provided above are $71.3 million and $19.0 million at September 30, 2016 and 2015, respectively, of miscellaneous debt instruments.
Other Market Risks
Through fiscal 2016, we had transactions that were denominated in currencies other than the currency of the country of origin. We use currency forward contracts to manage the exchange rate risk associated with intercompany loans with foreign subsidiaries that are denominated in local currencies. At September 30, 2016, the notional amount of outstanding currency forward contracts was $165.8 million with a fair value of $0.4 million. At September 30, 2015, the notional amount of outstanding currency forward contracts was $52.3 million with a negative fair value of $0.7 million.
We are subject to market risk from fluctuating prices of certain raw materials, including urea and other fertilizer inputs, resins, diesel, gasoline, natural gas, sphagnum peat, bark and grass seed. Our objectives surrounding the procurement of these materials are to ensure continuous supply and to control costs. We seek to achieve these objectives through negotiation of contracts with favorable terms directly with vendors. In addition, we use derivatives to partially mitigate the effect of fluctuating diesel and gasoline costs on our businesses. We had outstanding derivative contracts for 8,106,000 and 8,022,000 gallons of fuel at September 30, 2016 and 2015, respectively. The outstanding derivative contracts had a negative fair value of $0.1 million at September 30, 2016, compared to a negative fair value of $3.2 million at September 30, 2015. We also enter into hedging arrangements designed to fix the price of a portion of our projected future urea requirements of our business. We had outstanding derivative contracts for 40,500 and 52,500 aggregate tons of urea at September 30, 2016 and 2015, respectively. The outstanding derivative contracts had a negative fair value of $0.3 million at September 30, 2016, compared to a negative fair value of $1.3 million at September 30, 2015.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
The financial statements and other information required by this Item are contained in the Consolidated Financial Statements, Notes to Consolidated Financial Statements and Schedules Supporting the Consolidated Financial Statements listed in the “Index to Consolidated Financial Statements and Financial Statement Schedules” on page 53 of this Annual Report on Form 10-K.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.

ITEM 9A.	CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
With the participation of the principal executive officer and the principal financial officer of The Scotts Miracle-Gro Company (the “Registrant”), the Registrant’s management has evaluated the effectiveness of the Registrant’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934), as of the end of the fiscal year covered by this Annual Report on Form 10-K. Based upon that evaluation, the Registrant’s principal executive officer and principal financial officer have concluded that the Registrant’s disclosure controls and procedures were effective as of the end of the fiscal year covered by this Annual Report on Form 10-K.

Management’s Annual Report on Internal Control Over Financial Reporting
The “Annual Report of Management on Internal Control Over Financial Reporting” required by Item 308(a) of SEC Regulation S-K is included on page 54 of this Annual Report on Form 10-K.
Attestation Report of Independent Registered Public Accounting Firm
The “Report of Independent Registered Public Accounting Firm” required by Item 308(b) of SEC Regulation S-K is included on page 55 of this Annual Report on Form 10-K.
Changes in Internal Control Over Financial Reporting
No changes in the Registrant’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) occurred during the Registrant’s fiscal quarter ended September 30, 2016, that have materially affected, or are reasonably likely to materially affect, the Registrant’s internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Directors, Executive Officers and Persons Nominated or Chosen to Become Directors or Executive Officers
The information required by Item 401 of SEC Regulation S-K concerning the directors of Scotts Miracle-Gro and the nominees for election or re-election as directors of Scotts Miracle-Gro at the Annual Meeting of Shareholders to be held on January 27, 2017 (the “2017 Annual Meeting”) is incorporated herein by reference from the disclosure which will be included under the caption “PROPOSAL NUMBER 1 — ELECTION OF DIRECTORS” in Scotts Miracle-Gro’s definitive Proxy Statement relating to the 2017 Annual Meeting (“Scotts Miracle-Gro’s Definitive Proxy Statement”), which will be filed pursuant to SEC Regulation 14A not later than 120 days after the end of Scotts Miracle-Gro’s fiscal year ended September 30, 2016.
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
Procedures for Recommending Director Nominees
Information concerning the procedures by which shareholders of Scotts Miracle-Gro may recommend nominees to Scotts Miracle-Gro’s Board of Directors is incorporated herein by reference from the disclosures which will be included under the captions “CORPORATE GOVERNANCE — Nominations of Directors” and “MEETINGS AND COMMITTEES OF THE BOARD — Committees of the Board — Nominating and Governance Committee” in Scotts Miracle-Gro’s Definitive Proxy Statement. These procedures have not materially changed from those described in Scotts Miracle-Gro’s definitive Proxy Statement for the 2016 Annual Meeting of Shareholders held on January 28, 2016.
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
In accordance with the requirements of Section 303A.10 of the New York Stock Exchange Listed Company Manual and Item 406 of SEC Regulation S-K, the Board of Directors of Scotts Miracle-Gro has adopted a Code of Business Conduct & Ethics covering the members of Scotts Miracle-Gro’s Board of Directors and associates (employees) of Scotts Miracle-Gro and its subsidiaries, including, without limitation, Scotts Miracle-Gro’s principal executive officer, principal financial officer and principal accounting officer. Scotts Miracle-Gro intends to disclose the following events, if they occur, on its Internet website located at http://investor.scotts.com within four business days following their occurrence: (A) the date and nature of any amendment to a provision of Scotts Miracle-Gro’s Code of Business Conduct & Ethics that (i) applies to Scotts Miracle-Gro’s principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions, (ii) relates to any element of the code of ethics definition enumerated in Item 406(b) of SEC Regulation S-K, and (iii) is not a technical, administrative or other non-substantive amendment; and (B) a description of any waiver (including the nature of the waiver, the name of the person to whom the waiver was granted and the date of the waiver), including an implicit waiver, from a provision of the Code of Business Conduct & Ethics granted to Scotts Miracle-Gro’s principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions, that relates to one or more of the elements of the code of ethics definition enumerated in Item 406(b) of SEC Regulation S-K. In addition, Scotts Miracle-Gro will disclose any waivers from the provisions of the Code of Business Conduct & Ethics granted to an executive officer or a director of Scotts

Miracle-Gro on Scotts Miracle-Gro’s Internet website located at http://investor.scotts.com within four business days of the determination to grant any such waiver.
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
(a) LIST OF DOCUMENTS FILED AS PART OF THIS REPORT
1 and 2. Financial Statements and Financial Statement Schedules:
The response to this portion of Item 15 is submitted as a separate section of this Annual Report on Form 10-K. Reference is made to the “Index to Consolidated Financial Statements and Financial Statement Schedules” on page 53 of this Annual Report on Form 10-K.
(b) EXHIBITS
The exhibits listed on the “Index to Exhibits” beginning on page 126 of this Annual Report on Form 10-K are filed or furnished with this Annual Report on Form 10-K or incorporated herein by reference as noted in the “Index to Exhibits.”
(c) FINANCIAL STATEMENT SCHEDULES
The financial statement schedule filed with this Annual Report on Form 10-K is submitted in a separate section hereof. For a description of such financial statement schedules, see “Index to Consolidated Financial Statements and Financial Statement Schedules” on page 53 of this Annual Report on Form 10-K.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

THE SCOTTS MIRACLE-GRO COMPANY

By:	/s/ JAMES HAGEDORN
James Hagedorn, Chief Executive Officer and Chairman of the Board

Dated: November 28, 2016
Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ THOMAS RANDAL COLEMAN	Chief Financial Officer and Executive Vice President	November 28, 2016
Thomas Randal Coleman	(Principal Financial Officer and Principal Accounting Officer)

/s/ JAMES HAGEDORN	Chief Executive Officer, Chairman of the Board and Director	November 28, 2016
James Hagedorn	(Principal Executive Officer)

/s/ BRIAN D. FINN*	Director	November 28, 2016
Brian D. Finn

/s/ ADAM HANFT*	Director	November 28, 2016
Adam Hanft

/s/ MICHELLE A. JOHNSON*	Director	November 28, 2016
Michelle A. Johnson

/s/ STEPHEN L. JOHNSON*	Director	November 28, 2016
Stephen L. Johnson

/s/ THOMAS N. KELLY JR.*	Director	November 28, 2016
Thomas N. Kelly Jr.

/s/ KATHERINE HAGEDORN LITTLEFIELD*	Director	November 28, 2016
Katherine Hagedorn Littlefield

Signature	Title	Date

/s/ JAMES F. MCCANN*	Director	November 28, 2016
James F. McCann

/s/ NANCY G. MISTRETTA*	Director	November 28, 2016
Nancy G. Mistretta

/s/ JOHN R. VINES*	Director	November 28, 2016
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
Management, with the participation of our principal executive officer and principal financial officer, assessed the effectiveness of our internal control over financial reporting as of September 30, 2016, the end of our fiscal year. Management based its assessment on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Management’s assessment included evaluation of such elements as the design and operating effectiveness of key financial reporting controls, process documentation, accounting policies and our overall control environment. This assessment is supported by testing and monitoring performed under the direction of management. As allowed by the SEC guidance, management excluded from the assessment the internal control over financial reporting at Gavita Holdings B.V. and its subsidiaries and a Canadian growing media operation, which were acquired in fiscal 2016. These acquisitions constituted 9.5% of total assets, 1.4% and 0.5% of revenues and net income, respectively, included in our consolidated financial statements as of and for the fiscal year ended September 30, 2016.
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
Based on our assessment, management has concluded that our internal control over financial reporting was effective as of September 30, 2016, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with accounting principles generally accepted in the United States of America. We reviewed the results of management’s assessment with the Audit Committee of the Board of Directors of The Scotts Miracle-Gro Company.
Our independent registered public accounting firm, Deloitte & Touche LLP, independently audited our internal control over financial reporting as of September 30, 2016 and has issued their attestation report which appears herein.

/s/ JAMES HAGEDORN		/s/ THOMAS RANDAL COLEMAN
James Hagedorn		Thomas Randal Coleman
Chief Executive Officer and Chairman of the Board		Executive Vice President and Chief Financial Officer

Dated:	November 28, 2016	Dated:	November 28, 2016

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Shareholders of
The Scotts Miracle-Gro Company
Marysville, Ohio

We have audited the accompanying consolidated balance sheets of The Scotts Miracle-Gro Company and subsidiaries (the “Company”) as of September 30, 2016 and 2015, and the related consolidated statements of operations, comprehensive income, shareholders’ equity, and cash flows for each of the three years in the period ended September 30, 2016. Our audits also included the financial statement schedules listed in the Index at Item 15. These financial statements and financial statement schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements and financial statement schedules based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company at September 30, 2016 and 2015, and the results of their operations and their cash flows for each of the three years in the period ended September 30, 2016, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of September 30, 2016, based on the criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated November 28, 2016 expressed an unqualified opinion on the Company’s internal control over financial reporting.

/s/ DELOITTE & TOUCHE LLP

Columbus, Ohio
November 28, 2016

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Shareholders of
The Scotts Miracle-Gro Company
Marysville, Ohio

We have audited the internal control over financial reporting of The Scotts Miracle-Gro Company and subsidiaries (the “Company”) as of September 30, 2016, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. As described in Annual Report of Management on Internal Control Over Financial Reporting, management excluded from its assessment the internal control over financial reporting at Gavita Holdings B.V. and its subsidiaries and a Canadian growing media operation which were acquired in fiscal 2016. These acquisitions constituted 9.5% of total assets, 1.4% and 0.5% of revenues and net income, respectively, included in the consolidated financial statements as of and for the fiscal year ended September 30, 2016. Accordingly, our audit did not include the internal control over financial reporting at Gavita International BV. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Annual Report of Management on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of September 30, 2016, based on the criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedules as of and for the year ended September 30, 2016 of the Company and our report dated November 28, 2016 expressed an unqualified opinion on those financial statements and financial statement schedules.

/s/ DELOITTE & TOUCHE LLP

Columbus, Ohio
November 28, 2016

THE SCOTTS MIRACLE-GRO COMPANY
Consolidated Statements of Operations
(In millions, except per share data)

	Year Ended September 30,
	2016	2015	2014
Net sales	$2,836.1	$2,728.0	$2,578.3
Cost of sales	1,833.0	1,813.4	1,688.2
Cost of sales—impairment, restructuring and other	7.7	6.6	—
Gross profit	995.4	908.0	890.1
Operating expenses:
Selling, general and administrative	597.1	571.4	567.1
Impairment, restructuring and other	(47.2)	76.6	50.0
Other income, net	(13.8)	(2.1)	(10.7)
Income from operations	459.3	262.1	283.7
Equity in income of unconsolidated affiliates	(7.8)	—	—
Costs related to refinancing	8.8	—	10.7
Interest expense	65.6	50.5	47.3
Income from continuing operations before income taxes	392.7	211.6	225.7
Income tax expense from continuing operations	139.4	73.8	80.2
Income from continuing operations	253.3	137.8	145.5
Income from discontinued operations, net of tax	61.5	20.9	20.7
Net income	$314.8	$158.7	$166.2
Net loss attributable to noncontrolling interest	0.5	1.1	0.3
Net income attributable to controlling interest	$315.3	$159.8	$166.5

Basic income per common share:
Income from continuing operations	$4.15	$2.27	$2.37
Income from discontinued operations	1.01	0.35	0.33
Basic net income per common share	$5.16	$2.62	$2.70
Diluted income per common share:
Income from continuing operations	$4.09	$2.23	$2.32
Income from discontinued operations	1.00	0.34	0.33
Diluted net income per common share	$5.09	$2.57	$2.65

See Notes to Consolidated Financial Statements.

THE SCOTTS MIRACLE-GRO COMPANY
Consolidated Statements of Comprehensive Income
(In millions)

	Year Ended September 30,
	2016	2015	2014
Net income	$314.8	$158.7	$166.2
Other comprehensive income (loss):
Net foreign currency translation adjustment	(6.2)	(14.2)	(8.2)
Net unrealized losses on derivative instruments, net of tax of $0.9, $5.3 and $3.0 for fiscal 2016, fiscal 2015 and fiscal 2014, respectively	(1.5)	(8.6)	(4.9)
Reclassification of net unrealized losses on derivatives to net income, net of tax of $3.6, $4.0 and $5.9 for fiscal 2016, fiscal 2015 and fiscal 2014, respectively	5.8	6.5	9.5
Net unrealized losses in pension and other post retirement benefits, net of tax of $6.2, $4.6 and $4.9 for fiscal 2016, fiscal 2015 and fiscal 2014, respectively	(10.0)	(7.4)	(7.9)
Reclassification of net pension and post-retirement benefit income to net income, net of tax of $1.1, $1.9 and $1.9 for fiscal 2016, fiscal 2015 and fiscal 2014, respectively	1.8	3.1	3.1
Total other comprehensive income (loss)	(10.1)	(20.6)	(8.4)
Comprehensive income	304.7	138.1	157.8
Comprehensive income attributable to noncontrolling interest	—	—	—
Comprehensive income attributable to controlling interest	$304.7	$138.1	$157.8

See Notes to Consolidated Financial Statements.

THE SCOTTS MIRACLE-GRO COMPANY
Consolidated Statements of Cash Flows
(In millions)

	Year Ended September 30,
	2016	2015	2014
OPERATING ACTIVITIES
Net income	$314.8	$158.7	$166.2
Adjustments to reconcile net income to net cash provided by operating activities:
Impairment, restructuring and other	0.2	4.3	33.7
Costs related to refinancing	2.2	—	3.5
Share-based compensation expense	15.6	13.2	11.1
Depreciation	53.8	51.4	50.6
Amortization	19.7	17.6	13.8
Deferred taxes	83.6	1.3	12.1
(Gain) loss on sale of long-lived assets	(0.8)	—	1.1
Gain on contribution of SLS Business	(131.2)	—	—
Gain on sale of business	—	—	(1.4)
Equity in income of unconsolidated affiliates, net of distributions	(0.3)	—	—
Gain on investment of unconsolidated affiliates	—	—	(5.7)
Changes in assets and liabilities, net of acquired businesses:
Accounts receivable	(29.8)	(12.5)	(29.4)
Inventories	(29.4)	(17.5)	(38.7)
Prepaid and other assets	(9.3)	1.8	(3.2)
Accounts payable	(45.3)	6.9	52.6
Other current liabilities	22.9	12.9	(22.9)
Restructuring reserves	(7.3)	12.1	4.9
Other non-current items	(18.4)	(3.4)	(14.6)
Other, net	(3.6)	0.1	7.2
Net cash provided by operating activities	237.4	246.9	240.9
INVESTING ACTIVITIES
Proceeds from sale of long-lived assets	2.4	5.5	3.7
Proceeds from sale of business, net of transaction costs	—	—	7.2
Investments in property, plant and equipment	(58.3)	(61.7)	(87.6)
Investments in loans receivable	(90.0)	—	—
Proceeds from sale and leaseback transaction	—	—	35.1
Cash contributed to TruGreen Joint Venture	(24.2)	—	—
Net distributions from unconsolidated affiliates	194.1	—	—
Investment in marketing and license agreement	—	(300.0)	—
Investments in acquired businesses, net of cash acquired	(158.4)	(180.2)	(114.0)
Net cash used in investing activities	(134.4)	(536.4)	(155.6)
FINANCING ACTIVITIES
Borrowings under revolving and bank lines of credit and term loans	2,069.1	1,836.0	1,932.8
Repayments under revolving and bank lines of credit and term loans	(2,150.4)	(1,458.0)	(1,525.3)
Proceeds from issuance of 6.000% Senior Notes	400.0	—	—
Repayment of 6.625% Senior Notes	(200.0)	—	—
Repayment of 7.25% Senior Notes	—	—	(200.0)
Financing and issuance fees	(11.2)	(0.5)	(6.1)
Dividends paid	(116.6)	(111.3)	(230.8)
Purchase of Common Shares	(130.8)	(14.8)	(120.0)
Payments on sellers notes	(2.8)	(1.5)	(0.8)
Excess tax benefits from share-based payment arrangements	5.8	4.7	5.9
Cash received from exercise of stock options	14.7	24.3	20.0
Net cash (used in) provided by financing activities	(122.2)	278.9	(124.3)
Effect of exchange rate changes on cash	(2.1)	(7.3)	(1.5)
Net decrease in cash and cash equivalents	(21.3)	(17.9)	(40.5)
Cash and cash equivalents at beginning of year	71.4	89.3	129.8
Cash and cash equivalents at end of year	$50.1	$71.4	$89.3
See Notes to Consolidated Financial Statements.

THE SCOTTS MIRACLE-GRO COMPANY
Consolidated Balance Sheets
(In millions, except stated value per share)

	September 30,
	2016	2015
ASSETS
Current assets:
Cash and cash equivalents	$50.1	$71.4
Accounts receivable, less allowances of $7.2 in 2016 and $6.5 in 2015	196.4	157.7
Accounts receivable pledged	174.7	152.9
Inventories	448.2	395.8
Assets held for sale	—	220.3
Prepaid and other current assets	122.3	121.1
Total current assets	991.7	1,119.2
Investment in unconsolidated affiliates	101.0	—
Property, plant and equipment, net	470.8	444.1
Goodwill	373.2	283.8
Intangible assets, net	750.9	655.1
Other assets	121.2	25.0
Total assets	$2,808.8	$2,527.2
LIABILITIES AND EQUITY
Current liabilities:
Current portion of debt	$185.0	$132.6
Accounts payable	165.9	193.1
Liabilities held for sale	—	41.7
Other current liabilities	242.2	251.2
Total current liabilities	593.1	618.6
Long-term debt	1,131.1	1,025.0
Other liabilities	350.3	250.5
Total liabilities	2,074.5	1,894.1
Commitments and contingencies (Notes 17, 18 and 19)
Equity:
Common shares and capital in excess of $.01 stated value per share; shares outstanding of 60.3 in 2016 and 61.4 in 2015	401.7	400.4
Retained earnings	881.8	684.2
Treasury shares, at cost; 7.8 shares in 2016 and 6.7 shares in 2015	(451.4)	(357.1)
Accumulated other comprehensive loss	(116.9)	(106.8)
Total equity—controlling interest	715.2	620.7
Noncontrolling interest	19.1	12.4
Total equity	734.3	633.1
Total liabilities and equity	$2,808.8	$2,527.2

See Notes to Consolidated Financial Statements.

THE SCOTTS MIRACLE-GRO COMPANY
Consolidated Statements of Shareholders’ Equity
(In millions, except per share data)

	Common Shares		Capital in Excess of Stated Value	Retained Earnings	Treasury Shares		Accumulated Other Comprehensive Income (loss)		Non-controlling Interest
	Shares	Amount			Shares	Amount		Total		Total
Balance at September 30, 2013	68.1	$0.3	$397.2	$703.4	6.1	$(312.6)	$(77.8)	$710.5	$—	$710.5
Net income (loss)				166.5				166.5	(0.3)	166.2
Other comprehensive income							(8.4)	(8.4)		(8.4)
Share-based compensation			11.1					11.1		11.1
Dividends declared ($3.7625 per share)				(233.0)				(233.0)		(233.0)
Treasury share purchases					2.1	(120.0)		(120.0)		(120.0)
Treasury share issuances			(13.3)		(0.8)	40.3		27.0		27.0
Investment in noncontrolling interest								—	13.8	13.8
Balance at September 30, 2014	68.1	0.3	395.0	636.9	7.4	(392.3)	(86.2)	553.7	13.5	567.2
Net income (loss)				159.8				159.8	(1.1)	158.7
Other comprehensive loss							(20.6)	(20.6)		(20.6)
Share-based compensation			17.5					17.5		17.5
Dividends declared ($1.8200 per share)				(112.5)				(112.5)		(112.5)
Treasury share purchases					0.2	(14.8)		(14.8)		(14.8)
Treasury share issuances			(12.4)		(0.9)	50.0		37.6		37.6
Balance at September 30, 2015	68.1	0.3	400.1	684.2	6.7	(357.1)	(106.8)	620.7	12.4	633.1
Net income (loss)				315.3				315.3	(0.5)	314.8
Other comprehensive loss							(10.1)	(10.1)		(10.1)
Share-based compensation			21.6					21.6		21.6
Dividends declared ($1.9100 per share)				(117.7)				(117.7)		(117.7)
Treasury share purchases					1.8	(130.8)		(130.8)		(130.8)
Treasury share issuances			(20.3)		(0.7)	36.5		16.2		16.2
Investment in noncontrolling interest								—	7.2	7.2
Balance at September 30, 2016	68.1	$0.3	$401.4	$881.8	7.8	$(451.4)	$(116.9)	$715.2	$19.1	$734.3

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
Prior to April 13, 2016, the Company operated the Scotts LawnService® business (the “SLS Business”), which provided residential and commercial lawn care, tree and shrub care and pest control services in the United States. On April 13, 2016, pursuant to the terms of the Contribution and Distribution Agreement (the “Contribution Agreement”) between the Company and TruGreen Holding Corporation (“TruGreen Holdings”), the Company completed the contribution of the SLS Business to a newly formed subsidiary of TruGreen Holdings (the “TruGreen Joint Venture”) in exchange for a minority equity interest of 30% in the TruGreen Joint Venture. As a result, effective in its second quarter of fiscal 2016, the Company classified its results of operations for all periods presented to reflect the SLS Business as a discontinued operation and classified the assets and liabilities of the SLS Business as held for sale. See “NOTE 2. DISCONTINUED OPERATIONS” and “NOTE 8. INVESTMENT IN UNCONSOLIDATED AFFILIATES” for further discussion. Refer to “NOTE 22. SEGMENT INFORMATION” for discussion of the Company’s new reportable segments identified effective in the second quarter of fiscal 2016.
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
The Company follows a 13-week quarterly accounting cycle pursuant to which the first three fiscal quarters end on a Saturday and the fiscal year always ends on September 30. This fiscal calendar convention requires the Company to cycle forward the first three fiscal quarter ends every six years. Fiscal 2016 is the most recent year impacted by this process and, as a result, the first quarter of fiscal 2016 had six additional days and the fourth quarter of fiscal 2016 had five fewer days compared to the corresponding quarters of fiscal 2015.
Organization and Basis of Presentation
The Company’s consolidated financial statements are presented in accordance with accounting principles generally accepted in the United States of America (“GAAP”). The consolidated financial statements include the accounts of Scotts Miracle-Gro and its subsidiaries. All intercompany transactions and accounts have been eliminated in consolidation. The Company’s consolidation criteria are based on majority ownership (as evidenced by a majority voting interest in the entity) and an objective evaluation and determination of effective management control. AeroGrow International, Inc. (“AeroGrow”), and Gavita Holdings B.V., and its subsidiaries (collectively, “Gavita”), in which the Company has controlling interests, are consolidated, with the equity owned by other shareholders shown as noncontrolling interest in the Consolidated Balance Sheets, and the other shareholders’ portion of net earnings and other comprehensive income shown as net income (loss) or comprehensive income attributable to noncontrolling interest in the Consolidated Statements of Operations and Consolidated Statements of Comprehensive Income, respectively.
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

THE SCOTTS MIRACLE-GRO COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

historical rates and are periodically adjusted for known changes in return levels. Outbound shipping and handling costs are included in cost of sales.
Under the terms of the Amended and Restated Exclusive Agency and Marketing Agreement (the “Marketing Agreement”), pursuant to which the Company has served, since its 1998 fiscal year, as the exclusive agent to the Monsanto Company (“Monsanto”) for the marketing and distribution of consumer Roundup® herbicide products, the Company performs certain functions, primarily manufacturing conversion services (in North America), distribution and logistics, and selling and marketing support, on behalf of Monsanto in the conduct of the consumer Roundup® business. The actual costs incurred for these activities are charged to and reimbursed by Monsanto. The Company records costs incurred under the Marketing Agreement for which the Company is the primary obligor on a gross basis, recognizing such costs in the “Cost of sales” line and the reimbursement of these costs in the “Net sales” line in the Consolidated Statement of Operations, with no effect on gross profit dollars or net income.
Under the terms of the Marketing, R&D and Ancillary Services Agreement (the “Services Agreement”) with Bonnie Plants, Inc. (“Bonnie”) and its sole shareholder, Alabama Farmers Cooperative, Inc. (“AFC”), entered into in the second quarter of fiscal 2016, the Company provides marketing, research and development and certain ancillary services to Bonnie for reimbursement of certain costs and a commission fee earned based on a percentage of the growth in earnings before interest, income taxes and amortization of Bonnie’s business of planting, growing, developing, manufacturing, distributing, marketing, and selling live plants, plant food, fertilizer and potting soil (the “Bonnie Business”). The commission earned under the Services Agreement is included in the “Net sales” line in the Consolidated Statements of Operations. Additionally, the Company records costs incurred under the Services Agreement for which the Company is the primary obligor on a gross basis, recognizing such costs in the “Cost of sales” line and the reimbursement of these costs in the “Net sales” line, with no effect on gross profit dollars or net income.
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
Advertising
Advertising costs incurred during the year are expensed to interim periods in relation to revenues. All advertising costs, except for external production costs, are expensed within the fiscal year in which such costs are incurred. External production costs for advertising programs are deferred until the period in which the advertising is first aired. The costs deferred at September 30, 2016 and 2015 were $0.2 million and $0.7 million, respectively.
Advertising expenses were $132.2 million in fiscal 2016, $133.2 million in fiscal 2015 and $132.1 million in fiscal 2014.
Research and Development
All costs associated with research and development are charged to expense as incurred. Expenses for fiscal 2016, fiscal 2015 and fiscal 2014 were $45.5 million, $44.4 million and $46.0 million, respectively, including product registration costs of $14.3 million, $13.0 million and $12.5 million, respectively.
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

THE SCOTTS MIRACLE-GRO COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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
Inventories
Inventories are stated at the lower of cost or market, principally determined by the first in, first out method of accounting. Inventories include the cost of raw materials, labor, manufacturing overhead and freight and in-bound handling costs incurred to pre-position goods in the Company’s warehouse network. The Company makes provisions for obsolete or slow-moving inventories as necessary to properly reflect inventory at the lower of cost or market value. Adjustments to reflect inventories at net realizable values were $10.8 million and $17.8 million at September 30, 2016 and 2015, respectively.
Loans Receivable
Loans receivable are carried at outstanding principal amount, and are recognized in the “Other assets” line in the Consolidated Balance Sheets. Loans receivable are impaired when, based on current information and events, it is probable that the Company will be unable to collect all amounts due according to the contractual terms of the loan agreement. If it is determined that an impairment has occurred, an impairment loss is recognized for the amount by which the carrying value of the asset exceeds the present value of expected future cash flows and recorded within “Operating expenses” in the Consolidated Statements of Operations. Interest income is recorded on an accrual basis, and is recognized in the “Other income, net” line in the Consolidated Statements of Operations.
Interest income is recorded on an accrual basis, and is recognized in the “Other income, net” line in the Consolidated Statements of Operations. Interest income was $3.9 million for fiscal 2016 and zero for fiscal 2015 and fiscal 2014.
Long-Lived Assets
Property, plant and equipment are stated at cost. Interest capitalized in property, plant and equipment amounted to $0.3 million, $0.4 million and $0.4 million during fiscal 2016, fiscal 2015 and fiscal 2014, respectively. Expenditures for maintenance and repairs are charged to expense as incurred. When properties are retired or otherwise disposed of, the cost of the asset and the related accumulated depreciation are removed from the accounts with the resulting gain or loss being reflected in income from operations.

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
The Company had non-cash investing activities of $12.4 million, $8.5 million and $7.0 million during fiscal 2016, fiscal 2015 and fiscal 2014, respectively, representing unpaid liabilities incurred during each fiscal year to acquire property, plant and equipment.
Statements of Cash Flows
Supplemental cash flow information was as follows for fiscal 2016, fiscal 2015 and fiscal 2014:

	Year Ended September 30,
	2016	2015	2014
	(In millions)
Interest paid	$(54.1)	$(47.6)	$(46.9)
Call premium on 6.625% Senior Notes	(6.6)	—	—
Call premium on 7.25% Senior Notes	—	—	(7.3)
Income taxes paid	(80.9)	(108.3)	(55.3)
The Company uses the “cumulative earnings” approach for determining cash flow presentation of distributions from unconsolidated affiliates. Distributions received are included in the Consolidated Statements of Cash Flows as operating activities, unless the cumulative distributions exceed the portion of the cumulative equity in the net earnings of the unconsolidated affiliate, in which case the excess distributions are deemed to be returns of the investment and are classified as investing activities in the Consolidated Statements of Cash Flows.
Internal Use Software
The costs of internal use software are expensed or capitalized depending on whether they are incurred in the preliminary project stage, application development stage or the post-implementation/operation stage. As of September 30, 2016 and 2015, the Company had $11.3 million and $18.3 million, respectively, in unamortized capitalized internal use computer software costs. Amortization of these costs was $6.8 million, $6.0 million and $8.3 million during fiscal 2016, fiscal 2015 and fiscal 2014, respectively.

THE SCOTTS MIRACLE-GRO COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Goodwill and Indefinite-lived Intangible Assets
Goodwill and indefinite-lived intangible assets are not subject to amortization. Goodwill and indefinite-lived intangible assets are reviewed for impairment by applying a fair-value based test on an annual basis, as of the first day of the Company’s fiscal fourth quarter, or more frequently if circumstances indicate impairment may have occurred. With respect to goodwill, the Company performs either a qualitative or quantitative evaluation for each of its reporting units. Factors considered in the qualitative test include reporting unit specific operating results as well as new events and circumstances impacting the operations of the reporting units. For the quantitative test, the Company assesses goodwill for impairment by comparing the carrying value of its reporting units to their respective fair values and reviewing the Company’s market value of invested capital. A reporting unit is defined as an operating segment or one level below an operating segment. The Company has identified five reporting units. The Company determines the fair value of its reporting units under the income-based approach utilizing discounted cash flows and incorporates assumptions it believes marketplace participants would utilize. The Company also uses a comparative market-based approach using market multiples and other factors to corroborate the discounted cash flow results used.
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
Debt Issuance Costs
In April 2015, the FASB issued an accounting standard update that requires debt issuance costs related to a recognized debt liability to be presented in the balance sheet as a direct deduction from the corresponding debt liability rather than as an asset. The provisions are effective retrospectively for the Company’s financial statements for the fiscal year beginning October 1, 2016. The adoption of the amended guidance impacts presentation and disclosure of debt issuance costs and is not expected to have a significant impact on the Company’s consolidated financial position, results of operations or cash flows. The Company had unamortized debt issuance costs of $16.7 million and $11.3 million at September 30, 2016 and 2015, respectively.
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
Income Taxes
In November 2015, the FASB issued an accounting standard update to simplify the presentation of deferred income taxes by requiring that deferred income tax liabilities and assets be classified as noncurrent in a classified statement of financial position. The provisions are effective for the Company’s financial statements no later than the fiscal year beginning October 1, 2017. The standard allows for either a retrospective or prospective transition method and is not expected to have a significant impact on the Company’s consolidated financial position, results of operations or cash flows. At September 30, 2016, net current deferred tax assets classified with prepaid and other current assets were $62.1 million.
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

NOTE 2.  DISCONTINUED OPERATIONS
Scotts LawnService®
On April 13, 2016, pursuant to the terms of the Contribution Agreement, the Company completed the contribution of the SLS Business to the TruGreen Joint Venture in exchange for a minority equity interest of 30% in the TruGreen Joint Venture. As a result, effective in its second quarter of fiscal 2016, the Company classified its results of operations for all periods presented to reflect the SLS Business as a discontinued operation and classified the assets and liabilities of the SLS Business as held for sale. The Company’s gain on the contribution of $131.2 million, partially offset by the provision for deferred income taxes of $51.9 million, has been recorded in fiscal 2016 within results from discontinued operations.
Wild Bird Food
In March 2014, the Company completed the sale of its U.S. and Canadian wild bird food business, including intangible assets, certain on-hand inventory and fixed assets, for $4.1 million in cash and $1.0 million in earn-out payments. As a result, effective in the second quarter of fiscal 2014, the Company classified its results of operations for all periods presented to reflect the wild bird food business as a discontinued operation. In addition, in the third quarter of fiscal 2014, the Company received $3.1 million for the sale of the remaining wild bird food manufacturing facilities resulting in a gain of $1.2 million.
The following table summarizes the results of the SLS Business and the wild bird food business within discontinued operations for each of the periods presented:

	Year Ended September 30,
	2016	2015	2014
	(In millions)
Net sales	$101.2	$288.5	$281.1
Operating costs	117.4	258.6	252.7
Impairment, restructuring and other	13.6	1.4	1.0
Other income, net	(1.5)	(4.0)	(4.0)
Gain on sale of wild bird food assets	—	—	(1.2)
Gain on contribution of SLS Business	(131.2)	—	—
Income (loss) from discontinued operations before income taxes	102.9	32.5	32.6
Income tax expense from discontinued operations	41.4	11.6	11.9
Income (loss) from discontinued operations, net of tax	$61.5	$20.9	$20.7

THE SCOTTS MIRACLE-GRO COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table summarizes the major classes of assets and liabilities of the SLS Business for each of the periods presented:

Year Ended September 30,
2015
(In millions)
Accounts receivable, net	$33.6
Inventories	11.8
Prepaid and other assets	8.3
Property, plant and equipment, net	9.6
Goodwill and intangible assets, net	157.0
Assets held for sale	$220.3

Current portion of debt	$2.2
Accounts payable	4.8
Other current liabilities	29.2
Long-term debt	3.5
Other liabilities	2.0
Liabilities held for sale	$41.7
The Consolidated Statements of Cash Flows do not present the cash flows from discontinued operations separately from cash flows from continuing operations. Cash provided by operating activities from the SLS Business was $26.8 million, $28.2 million and $19.2 million for fiscal 2016, fiscal 2015 and fiscal 2014, respectively. Cash used in investing activities related to the SLS Business was $1.4 million, $24.3 million and $3.4 million for fiscal 2016, fiscal 2015 and fiscal 2014, respectively.

NOTE 3.  IMPAIRMENT, RESTRUCTURING AND OTHER CHARGES
Activity described herein is classified within the “Cost of sales—impairment, restructuring and other,” “Impairment, restructuring and other” and “Income from discontinued operations, net of tax” lines in the Consolidated Statements of Operations. The following table details impairment, restructuring and other charges during fiscal 2016, fiscal 2015 and fiscal 2014:

	Year Ended September 30,
	2016	2015	2014
	(In millions)
Cost of sales—impairment, restructuring and other:
Restructuring and other charges	$7.7	$6.6	$—
Operating expenses:
Restructuring and other (recoveries) charges	(47.2)	76.6	16.3
Goodwill and intangible asset impairments	—	—	33.7
Impairment, restructuring and other (recoveries) charges from continuing operations	$(39.5)	$83.2	$50.0
Restructuring and other (recoveries) charges from discontinued operations	13.6	1.4	1.0
Total impairment, restructuring and other (recoveries) charges	$(25.9)	$84.6	$51.0

THE SCOTTS MIRACLE-GRO COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table summarizes the activity related to liabilities associated with the restructuring and other, excluding insurance reimbursement recoveries, during fiscal 2016, fiscal 2015 and fiscal 2014:

	Year Ended September 30,
	2016	2015	2014
	(In millions)
Amounts reserved for restructuring and other at beginning of year	$28.1	$16.0	$11.1
Restructuring and other charges from continuing operations	16.4	83.2	16.3
Restructuring and other charges from discontinued operations	13.6	1.4	1.0
Payments and other	(37.3)	(72.5)	(12.4)
Amounts reserved for restructuring and other at end of year	$20.8	$28.1	$16.0
Included in the restructuring reserves, as of September 30, 2016, is $1.5 million that is classified as long-term. Payments against the long-term reserves will be incurred as the employees covered by the restructuring plan retire or through the passage of time. The remaining amounts reserved will continue to be paid out over the course of the next twelve months.

Fiscal 2016

In the first quarter of fiscal 2016, the Company announced a series of initiatives called Project Focus designed to maximize the value of its non-core assets and focus on emerging categories of the lawn and garden industry in its core U.S. business. On April 13, 2016, as part of this project, the Company completed the contribution of the SLS Business to the TruGreen Joint Venture. As a result, effective in its second quarter of fiscal 2016, the Company classified its results of operations for all periods presented to reflect the SLS Business as a discontinued operation and classified the assets and liabilities of the SLS Business as held for sale. Refer to “NOTE 2. DISCONTINUED OPERATIONS” for more information. During fiscal 2016, the Company recognized a charge of $9.0 million for the resolution of a prior SLS Business litigation matter, as well as $4.6 million in transaction related costs associated with the divestiture of the SLS Business within the “Income from discontinued operations, net of tax” line in the Consolidated Statements of Operations. In addition, during fiscal 2016, the Company recognized restructuring costs related to termination benefits of $3.4 million within the U.S. Consumer segment and $2.0 million within the Europe Consumer segment, as well as costs of $4.6 million related to other transaction activity within the “Impairment, restructuring and other” line in the Consolidated Statements of Operations.

During the third quarter of fiscal 2015, the Company’s U.S. Consumer segment began experiencing an increase in certain consumer complaints related to the reformulated Bonus® S fertilizer product sold in the southeastern United States during fiscal 2015 indicating customers were experiencing damage to their lawns after application. During fiscal 2016, the Company recognized $6.4 million in costs related to resolving these consumer complaints and the recognition of costs the Company expects to incur for current and expected consumer claims. Costs incurred through September 30, 2016 since the inception of this matter, excluding insurance reimbursement recoveries, are $73.8 million. The Company has received reimbursement payments of $60.8 million through the end of fiscal 2016, including $40.9 million received during fiscal 2016. The Company recorded offsetting insurance reimbursement recoveries upon resolution of the insurer’s review of claim documentation in the amount of $4.9 million in fiscal 2015 and $55.9 million in fiscal 2016.

Fiscal 2015

During fiscal 2015, the Company recognized $22.2 million in restructuring costs related to termination benefits provided to U.S. and international personnel as part of the Company’s restructuring of its U.S. administrative and overhead functions, the continuation of the international profitability improvement initiative and the liquidation and exit from the U.K. Solus business. The restructuring costs for fiscal 2015 include $4.3 million of costs related to the acceleration of equity compensation expense, and were comprised of $3.7 million related to the U.S. Consumer segment, $10.3 million related to the Europe Consumer segment, $0.2 million related to the Other segment and $6.6 million related to Corporate. In addition, costs of $1.4 million related to the SLS Business were recognized within the “Income from discontinued operations, net of tax” line in the Consolidated Statements of Operations.

During fiscal 2015, the Company recognized $62.4 million in costs related to consumer complaints and claims related to the reformulated Bonus® S fertilizer product sold in the southeastern United States during fiscal 2015.

THE SCOTTS MIRACLE-GRO COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Fiscal 2014
During the third quarter of fiscal 2014, as a result of financial performance, the Company recognized an impairment charge for a non-recurring fair value adjustment of $33.7 million within the U.S. Consumer segment related to the Ortho® brand. The fair value was calculated based upon the evaluation of the historical performance and future growth expectations of the Ortho® business.
During fiscal 2014, the Company recognized $12.5 million in restructuring costs related to termination benefits provided to U.S. personnel as part of the Company’s restructuring of its U.S. administrative and overhead functions, including $1.0 million related to the SLS Business recognized within the “Income from discontinued operations, net of tax” line in the Consolidated Statements of Operations. The Company also recognized $2.8 million of international restructuring and other adjustments during fiscal 2014 for the continuation of the profitability improvement initiative announced in December 2012, associated with the international restructuring plan to reduce headcount and streamline management decision making. In addition, during fiscal 2014, the Company recognized $2.0 million in additional ongoing monitoring and remediation costs for the Company’s turfgrass biotechnology program.

NOTE 4.  GOODWILL AND INTANGIBLE ASSETS, NET
The following table displays a rollforward of the carrying amount of goodwill by reportable segment:

	U.S. Consumer	Europe Consumer	Other	Total
	(In millions)
Goodwill	$202.5	$58.5	$20.8	$281.8
Accumulated impairment losses	(1.8)	(58.5)	(2.5)	(62.8)
Balance at September 30, 2014	200.7	—	18.3	219.0
Acquisitions, net of purchase price adjustments and foreign currency translation	10.6	—	54.2	64.8

Goodwill	$213.1	$58.5	$75.0	$346.6
Accumulated impairment losses	(1.8)	(58.5)	(2.5)	(62.8)
Balance at September 30, 2015	211.3	—	72.5	283.8
Acquisitions, net of purchase price adjustments and foreign currency translation	0.6	—	88.8	89.4

Goodwill	$213.7	$58.5	$161.3	$433.5
Accumulated impairment losses	(1.8)	(58.5)	—	(60.3)
Balance at September 30, 2016	$211.9	$—	$161.3	$373.2

THE SCOTTS MIRACLE-GRO COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table presents intangible assets, net:

	September 30, 2016			September 30, 2015
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
	(In millions)
Finite-lived intangible assets:
Technology	$70.3	$(59.2)	$11.1	$69.7	$(56.9)	$12.8
Customer accounts	144.7	(41.2)	103.5	95.6	(32.1)	63.5
Tradenames	150.7	(22.3)	128.4	94.6	(16.9)	77.7
Other	97.9	(74.8)	23.1	88.7	(72.4)	16.3
Total finite-lived intangible assets, net			266.1			170.3
Indefinite-lived intangible assets:
Indefinite-lived tradenames			184.8			184.8
Marketing Agreement Amendment			188.3			188.3
Brand Extension Agreement			111.7			111.7
Total indefinite-lived intangible assets			484.8			484.8
Total intangible assets, net			$750.9			$655.1

Fiscal 2016
As a result of the annual impairment review in the fourth quarter of fiscal 2016, the Company determined that no charges for impairment of goodwill or intangible assets were required. The estimated fair value of each reporting unit with a significant goodwill balance was substantially in excess of its carrying value as of the annual test date. Each of the indefinite-lived tradenames, the Marketing Agreement Amendment, and Brand Extension Agreement had an estimated fair value substantially in excess of its carrying value as of the annual test date.

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

Fiscal 2014
During the third quarter of 2014, the Company completed an impairment review and recognized an impairment charge for a non-recurring fair value adjustment of $33.7 million, within the U.S. Consumer segment related to the Ortho® brand. The fair value was calculated based upon the evaluation of the historical performance and future growth expectations of the Ortho® business. The impact of the fair value adjustment was to reduce the carrying value of the indefinite-lived Ortho® brand and sub-brands from $126.0 million to $92.3 million. The impairment charge is discussed further in “NOTE 3. IMPAIRMENT, RESTRUCTURING AND OTHER CHARGES.” As a result of the annual impairment review, the Company also determined that no other charges for impairment of goodwill or intangible assets were required. The estimated fair value of each reporting unit with a significant goodwill balance was substantially in excess of its carrying value as of the annual test date. Each of the indefinite-lived tradenames had an estimated fair value substantially in excess of its carrying value as of the annual test date, with the exception of the Ortho® brand.

THE SCOTTS MIRACLE-GRO COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Total amortization expense for the years ended September 30, 2016, 2015, and 2014 was $18.8 million, $15.7 million and $13.0 million, respectively. Amortization expense is estimated to be as follows for the years ending September 30 (in millions):

2017	$19.2
2018	18.5
2019	17.2
2020	16.4
2021	15.9

NOTE 5.  DETAIL OF CERTAIN FINANCIAL STATEMENT ACCOUNTS

The following is detail of certain financial statement accounts:

	September 30,
	2016	2015
	(In millions)
INVENTORIES:
Finished goods	$248.7	$218.9
Work-in-progress	56.9	48.3
Raw materials	142.6	128.6
	$448.2	$395.8
PREPAID AND OTHER CURRENT ASSETS:
Deferred tax asset	$62.1	$78.2
Accounts receivable, non-trade	17.7	10.9
Other	42.5	32.0
	$122.3	$121.1

	September 30,
	2016	2015
	(In millions)
PROPERTY, PLANT AND EQUIPMENT, NET:
Land and improvements	$113.0	$96.5
Buildings	249.1	219.7
Machinery and equipment	552.2	538.3
Furniture and fixtures	39.8	36.8
Software	114.8	111.5
Aircraft	6.7	6.7
Construction in progress	28.5	28.5
	1,104.1	1,038.0
Less: accumulated depreciation	(633.3)	(593.9)
	$470.8	$444.1
OTHER ASSETS:
Unamortized debt issuance costs	$16.7	$11.3
Loans receivable	90.0	—
Other	14.5	13.7
	$121.2	$25.0

THE SCOTTS MIRACLE-GRO COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	September 30,
	2016	2015
	(In millions)
OTHER CURRENT LIABILITIES:
Payroll and other compensation accruals	$72.6	$56.5
Advertising and promotional accruals	65.8	67.0
Other	103.8	127.7
	$242.2	$251.2
OTHER NON-CURRENT LIABILITIES:
Accrued pension and postretirement liabilities	$94.8	$92.5
Deferred tax liabilities	219.1	125.4
Other	36.4	32.6
	$350.3	$250.5

	September 30,
	2016	2015	2014
	(In millions)
ACCUMULATED OTHER COMPREHENSIVE LOSS:
Unrecognized loss on derivatives, net of tax of $2.8, $5.6 and $4.3	$(4.7)	$(9.0)	$(6.9)
Pension and other postretirement liabilities, net of tax of $41.2, $39.3 and $38.6	(66.9)	(63.7)	(62.4)
Foreign currency translation adjustment	(45.3)	(34.1)	(16.9)
	$(116.9)	$(106.8)	$(86.2)

NOTE 6.  MARKETING AGREEMENT
The Scotts Company LLC (“Scotts LLC”) and Monsanto are parties to the Marketing Agreement, pursuant to which the Company has served since its 1998 fiscal year, as Monsanto’s exclusive agent for the marketing and distribution of consumer Roundup® herbicide products (with additional rights to new products containing glyphosate or other similar non-selective herbicides) in the consumer lawn and garden market. Under the terms of the Marketing Agreement, the Company is entitled to receive an annual commission from Monsanto as consideration for the performance of the Company’s duties as agent. The annual gross commission under the Marketing Agreement is calculated as a percentage of the actual earnings before interest and income taxes of the consumer Roundup® business in the markets covered by the Marketing Agreement subject to the achievement of annual earnings thresholds. The Marketing Agreement also requires the Company to make annual payments of $20.0 million to Monsanto as a contribution against the overall expenses of the consumer Roundup® business. From 1998 until May 15, 2015, the Marketing Agreement covered the United States and other specified countries, including Australia, Austria, Belgium, Canada, France, Germany, the Netherlands and the United Kingdom. On May 15, 2015, the territories were expanded to cover additional countries as outlined below.
In consideration for the rights granted to the Company under the Marketing Agreement in 1998, the Company paid a marketing fee of $32 million to Monsanto. The Company deferred this amount on the basis that the payment will provide a future benefit through commissions that will be earned under the Marketing Agreement. The economic useful life over which the marketing fee is being amortized is twenty years, with a remaining unamortized amount of $1.6 million and remaining amortization period of two years as of September 30, 2016.
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

THE SCOTTS MIRACLE-GRO COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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
Under the terms of the Marketing Agreement, the Company performs certain functions, primarily manufacturing conversion services (in North America), distribution and logistics, and selling and marketing support, on behalf of Monsanto in the conduct of the consumer Roundup® business. The actual costs incurred for these activities are charged to and reimbursed by Monsanto. The Company records costs incurred under the Marketing Agreement for which the Company is the primary obligor on a gross basis, recognizing such costs in the “Cost of sales” line and the reimbursement of these costs in the “Net sales” line in the Consolidated Statement of Operations, with no effect on gross profit dollars or net income.
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

	Year Ended September 30
	2016	2015	2014
	(In millions)
Gross commission	$109.1	$88.7	$85.2
Contribution expenses	(20.0)	(20.0)	(20.0)
Amortization of marketing fee	(0.8)	(0.8)	(0.8)
Net commission income	88.3	67.9	64.4
Reimbursements associated with Marketing Agreement	65.5	63.3	63.0
Total net sales associated with Marketing Agreement	$153.8	$131.2	$127.4

NOTE 7.  ACQUISITIONS AND INVESTMENTS
Fiscal 2016
On May 26, 2016, the Company, through its wholly-owned subsidiary The Hawthorne Gardening Company, acquired majority control and a 75% economic interest in Gavita for $136.2 million. The remaining 25% interest was retained by Gavita’s former ownership group. This transaction provides the Company’s Other segment with a presence in the lighting category of indoor and urban gardening, which is a part of the Company’s long-term growth strategy. Gavita, which is based in the Netherlands, is a leading producer and marketer of indoor lighting used in the greenhouse and hydroponic markets, predominately in the United States and Europe. The purchase price includes contingent consideration with an estimated fair value of $2.5 million, the payment of which will depend on the performance of the business through calendar year 2019. The preliminary valuation of the acquired assets included (i) $6.4 million of cash, prepaid and other current assets, (ii) $38.3 million of inventory and accounts receivable, (iii) $1.5 million in fixed assets, (iv) $18.7 million of accounts payable and other current liabilities, (v) $5.5 million of short term debt, (vi) $102.6 million of finite-lived identifiable intangible assets, (vii) $82.7 million of goodwill, and (viii) $25.7 million of deferred tax liabilities. Identifiable intangible assets included tradenames, customer relationships and non-compete arrangements with useful lives ranging between 5 and 25 years. The estimated fair values of the identifiable intangible assets were determined using an income-based approach, which includes market participant expectations of cash flows that an asset will generate over the remaining useful life discounted to present value using an appropriate discount rate. Net sales for Gavita included within the Other segment for fiscal 2016 were $35.7 million. Gavita’s former ownership group has retained a 25% noncontrolling interest in Gavita consisting of ownership of 5% of the outstanding shares of Gavita and a loan with interest payable based on distributions

THE SCOTTS MIRACLE-GRO COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

by Gavita. The loan represents a non-cash financing activity and has been recorded at fair value in the “Long-term debt” line in the Consolidated Balance Sheets. The preliminary valuation of the loan was $37.7 million. The fair value measurement was classified in Level 3 of the fair value hierarchy.
In the third quarter of fiscal 2016, the Company completed an acquisition within the Other segment to expand its Canadian growing media operations for an estimated purchase price of $33.9 million. The purchase price includes contingent consideration with an estimated fair value of $10.8 million, the payment of which will depend on the performance of the business in fiscal years 2016 and 2017. The preliminary valuation of the acquired assets included (i) $4.7 million of inventory and accounts receivable, (ii) $18.6 million in fixed assets, (iii) $11.4 million of finite-lived identifiable intangible assets, (iv) $1.4 million of deferred tax liabilities, (v) an investment in an unconsolidated joint venture of $0.7 million and (vi) $2.1 million of goodwill. Identifiable intangible assets included peat bog lease rights, tradenames, customer relationships and non-compete arrangements with useful lives ranging between 5 and 25 years. The estimated fair values of the identifiable intangible assets were determined using an income-based approach, which includes market participant expectations of cash flows that an asset will generate over the remaining useful life discounted to present value using an appropriate discount rate. Net sales related to this acquisition included within the Other segment for fiscal 2016 were $6.4 million.
These acquisitions include non-cash investing activities of $13.3 million representing contingent consideration. The payment of these amounts will depend on the future performance of the business, subject to adjustment for certain contractually defined metrics.
On October 3, 2016, the Company, through its wholly-owned subsidiary The Hawthorne Gardening Company, completed the acquisition of American Agritech, L.L.C., d/b/a Botanicare, an Arizona-based leading producer of plant nutrients, plant supplements and growing systems used for hydroponic gardening for an estimated purchase price of $90.0 million.
In the second quarter of fiscal 2016, the Company entered into definitive agreements with Bonnie and its sole shareholder, AFC, providing for the Company’s participation in the Bonnie Business. The Company’s participation includes a Term Loan Agreement from the Company to AFC, with Bonnie as guarantor, in the amount of $72.0 million with a fixed coupon rate of 6.95% (the “Term Loan”) as well as a Services Agreement pursuant to which the Company will provide marketing, research and development and certain ancillary services to the Bonnie Business for a commission fee based on the profits of the Bonnie Business and the reimbursement of certain costs. These agreements also include options beginning in fiscal 2020 that provide for either (i) the Company to increase its economic interest in the Bonnie Business or (ii) AFC and Bonnie to repurchase the Company’s economic interest in the Bonnie Business. During fiscal 2016, the Company recognized commission fees of $3.6 million and recognized cost reimbursements of $0.6 million, respectively.
The Company’s option to increase its economic interest in the Bonnie Business (the “Bonnie Option”) is required to be accounted for as a derivative instrument and is recorded at fair value in the “Other assets” line in the Consolidated Balance Sheets, with changes in fair value recognized in the “Other income (loss), net” line in the Consolidated Statement of Operations. The estimated fair value of the Bonnie Option was determined using a simulation approach, whereby the total value of the loan receivable and optional exchange for additional equity was estimated considering a distribution of possible future cash flows discounted to present value using an appropriate discount rate. The estimated fair value of the Bonnie Option was $10.9 million as of September 30, 2016, and the fair value measurement was classified in Level 3 of the fair value hierarchy.
Fiscal 2015
On March 30, 2015, the Company acquired the assets of General Hydroponics, Inc. (“General Hydroponics”) and Bio-Organic Solutions, Inc. (“Vermicrop”) for $120.0 million and $15.0 million, respectively. This transaction provided the Company’s Other segment with an additional entry into the indoor and urban gardening market, which is a part of the Company’s long-term growth strategy. General Hydroponics and Vermicrop are leading producers of liquid plant food products, growing media, and accessories for the hydroponic markets. The General Hydroponics purchase price included non-cash investing activity of $1.0 million representing the deferral of a portion of the purchase price into fiscal 2016, of which $0.5 million was paid in the second quarter of fiscal 2016. The Vermicrop purchase price included $5.0 million of contingent consideration, which was paid during the third quarter of fiscal 2016. The Vermicrop purchase price and contingent consideration was paid in common shares of Scotts Miracle-Gro (“Common Shares”) based on the average share price at the time of payment. The valuation of the acquired assets was determined during the third quarter of fiscal 2015 and included (i) $14.2 million of inventory and accounts receivable, (ii) $5.7 million in fixed assets, (iii) $65.0 million of finite-lived identifiable intangible assets, and (iv) $53.9 million of tax-deductible goodwill. Identifiable intangible assets included tradenames, customer relationships and non-compete arrangements with useful lives ranging between 5 and 26 years. The estimated fair values of the identifiable intangible assets were determined using an income-based approach, which includes market participant expectations of cash flows that an asset will generate over the remaining useful life discounted to present value using an appropriate discount rate. Net sales for General Hydroponics and Vermicrop included within the Other segment for fiscal 2016 and fiscal 2015 were $64.1 million and $30.9 million, respectively.

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
Fiscal 2014
During the fourth quarter of fiscal 2014, the Company obtained control of the operations of AeroGrow through its increased involvement, influence, and working capital loan of $4.5 million provided in July 2014. AeroGrow is a developer, marketer, direct-seller, and wholesaler of advanced indoor garden systems designed for consumer use in gardening, cooking, healthy eating, and home and office décor markets. AeroGrow operates primarily in the United States and Canada, as well as Australia and select countries in Europe and Asia. The valuation of acquired assets included finite-lived identifiable intangible assets of $13.7 million, and goodwill of $11.6 million. Identifiable intangible assets included tradename and customer relationships with useful lives ranging between 9 to 20 years. The estimated fair values of the identifiable intangible assets were determined using an income-based approach, which includes market participant expectations of cash flows that an asset will generate over the remaining useful life discounted to present value using an appropriate discount rate. Net sales for AeroGrow included in the Other segment for fiscal 2016, fiscal 2015 and fiscal 2014 were $21.4 million, $17.1 million and $1.7 million, respectively.
On September 30, 2014, Scotts Miracle-Gro’s wholly-owned subsidiary, Scotts Canada Ltd., acquired Fafard & Brothers Ltd. (“Fafard”) for $59.8 million. Fafard is a Canadian based producer of peat moss and growing media products for the consumer and professional markets, including peat-based and bark-based mixes, composts and premium soils. The acquisition of Fafard increases the Company’s presence within Canada as Fafard serves customers primarily across Ontario, Quebec and New Brunswick. The valuation of acquired assets included working capital of $17.6 million, property, plant, and equipment of $23.4 million, finite-lived identifiable intangible assets of $12.6 million, and tax deductible goodwill of $7.9 million. Working capital included accounts receivable of $4.7 million, inventory of $17.7 million, and accounts payable of $4.8 million. Identifiable intangible assets included tradename, customer relationships, non-compete agreements, and peat harvesting rights with useful lives ranging between 1 to 20 years. The estimated fair values of the identifiable intangible assets were determined using an income-based approach, which includes market participant expectations of cash flows that an asset will generate over the remaining useful life discounted to present value using an appropriate discount rate. Included in the purchase price of Fafard is $7.1 million of contingent consideration, the payment of which will depend on the performance of the business through fiscal 2016. Net sales for Fafard included in the Other segment for fiscal 2016 and fiscal 2015 were $37.5 million and $37.8 million, respectively.
During the first quarter of fiscal 2014, in an effort to expand the rodenticide product offerings, the Company completed the $60.0 million all-cash acquisition of the assets of the Tomcat® consumer rodent control business from Bell Laboratories, Inc. located in Madison, Wisconsin. Tomcat® consumer products are sold at home centers, mass retailers, and grocery, drug and general merchandise stores across the United States, Canada, Europe and Australia. The valuation of the acquired assets included finite-lived identifiable intangible assets of $39.8 million, and tax deductible goodwill of $18.2 million. Also, the Company received a $2.0 million credit toward the purchase of finished goods in the months subsequent to acquisition date. Identifiable intangible assets included tradename, technology, customer relationships, product registrations and non-compete agreements with useful lives ranging between 10 to 30 years. The estimated fair values of the identifiable intangible assets were determined using an income-based approach, which includes market participant expectations of cash flows that an asset will generate over the remaining useful life discounted to present value using an appropriate rate of return.
The Company completed an acquisition of the assets of the U.K. based Solus Garden and Leisure Limited (“Solus”) in fiscal 2014 within its Europe Consumer segment for $7.4 million, $1.1 million of which was paid in cash and $6.3 million of which was paid through the forgiveness of outstanding accounts receivable owed by Solus to the Company. Solus is a supplier of garden and leisure products and offers a diverse mix of brands.
The consolidated financial statements include the results of operations for these business combinations from the date of each acquisition.

THE SCOTTS MIRACLE-GRO COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 8. INVESTMENT IN UNCONSOLIDATED AFFILIATES
As of September 30, 2016, the Company held a minority equity interest of 30% in the TruGreen Joint Venture. This interest was initially recorded at an estimated fair value of $294.0 million on the transaction date and subsequently is accounted for using the equity method of accounting, with the Company’s proportionate share of the TruGreen Joint Venture earnings reflected in the Consolidated Statements of Operations. In addition, the Company and TruGreen Holdings entered into a limited liability company agreement (the “LLC Agreement”) governing the management of the TruGreen Joint Venture, as well as certain ancillary agreements including a transition services agreement and an employee leasing agreement. The LLC Agreement provides the Company with minority representation on the board of directors of the TruGreen Joint Venture.
In connection with the closing of the transactions contemplated by the Contribution Agreement on April 13, 2016, the TruGreen Joint Venture obtained debt financing and made an excess distribution of $196.2 million to the Company which has been recorded as a return of investment and classified as a cash inflow from investing activities in the Consolidated Statement of Cash Flows. The Company also invested $18.0 million in second lien term loan financing to the TruGreen Joint Venture. The Company was reimbursed $52.6 million during fiscal 2016, has accounts receivable of $14.9 million at September 30, 2016 for expenses incurred pursuant to a short-term transition services agreement and an employee leasing agreement and has an indemnification asset of $9.6 million at September 30, 2016 for future payments on claims associated with insurance programs. The Company received distributions from unconsolidated affiliates intended to cover required tax payments of $7.5 million during fiscal 2016.
The following tables present summarized financial information for the TruGreen Joint Venture as of September 30, 2016 and for the Company’s fiscal 2016:

September 30, 2016
(in millions)
Cash and cash equivalents	$92.3
Other current assets	159.1
Intangible assets, net	916.8
Goodwill	165.3
Other assets	376.0
Total assets	$1,709.5

Current liabilities	$210.9
Current portion of debt	6.9
Long-term debt	726.0
Other liabilities	80.6
Equity	685.1
Total liabilities and equity	$1,709.5

Year Ended September 30,
2016
(in millions)
Net sales	$808.4
Gross margin	308.6
Depreciation and amortization	51.2
Interest expense	30.8
Selling, general, administrative and other	164.8
Restructuring and other charges	34.8
Net income	$27.0

THE SCOTTS MIRACLE-GRO COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The summarized financial information for the TruGreen Joint Venture includes activity from the date of formation of the TruGreen Joint Venture on April 13, 2016 through September 30, 2016. Net income does not include income taxes, which are recognized and paid by the partners of the TruGreen Joint Venture. The income taxes associated with the Company’s share of net income has been recorded in the “Income tax expense from continuing operations” line in the Consolidated Statement of Operations.
The Company recognized equity in income of unconsolidated affiliates of $7.8 million in fiscal 2016. Included within income of unconsolidated affiliates for fiscal 2016 is the Company’s $11.7 million share of restructuring and other charges incurred by the TruGreen Joint Venture. These charges included $6.0 million for transaction and merger costs, $4.4 million for nonrecurring integration and separation costs and $1.3 million for a non-cash fair value write-down adjustment on deferred revenue and advertising as part of the transaction accounting. At September 30, 2016, consolidated retained earnings contained undistributed earnings of $0.2 million, net of tax, of unconsolidated affiliates.

NOTE 9.  RETIREMENT PLANS
The Company sponsors a defined contribution 401(k) plan for substantially all U.S. associates. The Company matches 150% of associates’ initial 4% contribution and 50% of their remaining contribution up to 6%. The Company may make additional discretionary profit sharing matching contributions to eligible employees on their initial 4% contribution. The Company recorded charges of $13.0 million, $11.5 million and $11.7 million under the plan in fiscal 2016, fiscal 2015 and fiscal 2014, respectively.
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
The Company sponsors defined benefit pension plans associated with its international businesses in the United Kingdom, Germany, France and the Netherlands. These plans generally cover all associates of the respective businesses, with retirement benefits primarily based on years of service and compensation levels. In fiscal 2013, the Company’s remaining obligations were settled for the defined benefit pension plan associated with its Netherlands business. On July 1, 2010, the Company froze its two U.K. defined benefit pension plans and transferred participants to an amended defined contribution plan. Under the frozen defined benefit plans, participants are no longer credited for future service; however, future salary increases will continue to be factored into each participant’s final pension benefit.

THE SCOTTS MIRACLE-GRO COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following tables present information about benefit obligations, plan assets, annual expense, assumptions and other information about the Company’s defined benefit pension plans. The defined benefit pension plans are valued using a September 30 measurement date.

	U.S. Defined Benefit Pension Plans		International Defined Benefit Pension Plans
	2016	2015	2016	2015
	(In millions)
Change in projected benefit obligation:
Benefit obligation at beginning of year	$117.3	$109.2	$198.1	$208.3
Service cost	—	—	1.1	1.2
Interest cost	4.3	4.0	6.5	7.3
Actuarial loss	3.8	11.4	45.5	4.5
Benefits paid	(7.2)	(7.3)	(8.0)	(6.4)
Other	—	—	(0.9)	(1.1)
Foreign currency translation	—	—	(26.9)	(15.7)
Projected benefit obligation at end of year	$118.2	$117.3	$215.4	$198.1
Accumulated benefit obligation at end of year	$118.2	$117.3	$209.7	$192.0
Change in plan assets:
Fair value of plan assets at beginning of year	$83.5	$89.8	$168.6	$166.3
Actual return on plan assets	9.9	(1.4)	37.1	13.9
Employer contribution	3.2	2.4	6.1	7.4
Benefits paid	(7.2)	(7.3)	(8.0)	(6.4)
Foreign currency translation	—	—	(26.4)	(11.5)
Other	—	—	(0.9)	(1.1)
Fair value of plan assets at end of year	$89.4	$83.5	$176.5	$168.6
Underfunded status at end of year	$(28.8)	$(33.8)	$(38.9)	$(29.5)
Information for pension plans with an accumulated benefit obligation in excess of plan assets:
Projected benefit obligation	$118.2	$117.3	$215.4	$198.1
Accumulated benefit obligation	118.2	117.3	209.7	192.0
Fair value of plan assets	89.4	83.5	176.5	168.6
Amounts recognized in the Consolidated Balance Sheets consist of:
Noncurrent assets	$—	$—	$0.5	$2.4
Current liabilities	(0.2)	(0.2)	(0.9)	(0.9)
Noncurrent liabilities	(28.6)	(33.6)	(38.5)	(31.0)
Total amount accrued	$(28.8)	$(33.8)	$(38.9)	$(29.5)
Amounts recognized in accumulated other comprehensive loss consist of:
Actuarial loss	$46.4	$49.2	$64.2	$57.8
Prior service cost	—	—	0.3	0.3
Total amount recognized	$46.4	$49.2	$64.5	$58.1

THE SCOTTS MIRACLE-GRO COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	U.S. Defined Benefit Pension Plans		International Defined Benefit Pension Plans
	2016	2015	2016	2015
	(In millions, except percentage figures)
Total change in other comprehensive loss attributable to:
Pension benefit (loss) gain during the period	$1.1	$(18.2)	$(15.8)	$0.5
Reclassification of pension benefit losses to net income	1.8	3.3	1.6	1.7
Foreign currency translation	—	—	7.8	4.8
Total change in other comprehensive loss	$2.9	$(14.9)	$(6.4)	$7.0
Amounts in accumulated other comprehensive loss expected to be recognized as components of net periodic benefit cost in fiscal 2017 are as follows:
Actuarial loss	$1.7		$2.1
Prior service cost	—		—
Amount to be amortized into net periodic benefit cost	$1.7		$2.1
Weighted average assumptions used in development of projected benefit obligation:
Discount rate	3.07%	3.82%	2.07%	3.52%
Rate of compensation increase	n/a	n/a	3.46%	3.49%

	U.S. Defined Benefit Pension Plans			International Defined Benefit Pension Plans
	2016	2015	2014	2016	2015	2014
	(In millions, except percentage figures)
Components of net periodic benefit cost:
Service cost	$—	$—	$—	$1.1	$1.2	$1.2
Interest cost	4.3	4.0	4.5	6.5	7.3	8.3
Expected return on plan assets	(5.0)	(5.4)	(5.2)	(7.4)	(8.9)	(9.4)
Net amortization	1.8	3.3	3.7	1.6	1.7	1.4
Net periodic benefit cost	1.1	1.9	3.0	1.8	1.3	1.5
Contractual termination benefits	—	—	—	—	—	0.3
Total benefit cost	$1.1	$1.9	$3.0	$1.8	$1.3	$1.8
Weighted average assumptions used in development of net periodic benefit cost:
Discount rate	3.81%	3.81%	4.32%	3.52%	3.73%	4.32%
Expected return on plan assets	5.50%	6.25%	6.25%	4.70%	5.63%	6.17%
Rate of compensation increase	n/a	n/a	n/a	3.5%	3.7%	3.7%

THE SCOTTS MIRACLE-GRO COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	U.S. Defined Benefit Pension Plans	International Defined Benefit Pension Plans
	(In millions, except percentage figures)
Other information:
Plan asset allocations:
Target for September 30, 2017:
Equity securities	25%	30%
Debt securities	70%	68%
Real estate securities	5%	—%
Cash and cash equivalents	—%	—%
Insurance contracts	—%	2%
September 30, 2016:
Equity securities	23%	29%
Debt securities	70%	69%
Real estate securities	4%	—%
Cash and cash equivalents	3%	—%
Insurance contracts	—%	2%
September 30, 2015:
Equity securities	23%	31%
Debt securities	70%	67%
Real estate securities	4%	—%
Cash and cash equivalents	3%	—%
Insurance contracts	—%	2%
Expected Company contributions in fiscal 2017	$3.7	$4.7
Expected future benefit payments:
2017	$7.7	$6.0
2018	7.7	6.3
2019	7.7	6.6
2020	7.7	6.6
2021	7.6	7.0
2022 – 2027	36.5	41.8

THE SCOTTS MIRACLE-GRO COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following tables set forth the fair value of the Company’s pension plan assets, segregated by level within the fair value hierarchy:

	September 30, 2016
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Unobservable Inputs (Level 3)	Total
	(In millions)
U.S. Defined Benefit Pension Plan Assets
Cash and cash equivalents	$2.2	$—	$—	$2.2
Mutual funds—real estate	—	3.8	—	3.8
Mutual funds—equities	—	20.9	—	20.9
Mutual funds—fixed income	—	62.5	—	62.5
Total	$2.2	$87.2	$—	$89.4
International Defined Benefit Pension Plan Assets
Cash and cash equivalents	$0.7	$—	$—	$0.7
Insurance contracts	—	2.6	—	2.6
Mutual funds—equities	—	51.8	—	51.8
Mutual funds—fixed income	—	121.4	—	121.4
Total	$0.7	$175.8	$—	$176.5

	September 30, 2015
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Unobservable Inputs (Level 3)	Total
	(In millions)
U.S. Defined Benefit Pension Plan Assets
Cash and cash equivalents	$2.6	$—	$—	$2.6
Mutual funds—real estate	—	3.5	—	3.5
Mutual funds—equities	—	19.0	—	19.0
Mutual funds—fixed income	—	58.4	—	58.4
Total	$2.6	$80.9	$—	$83.5
International Defined Benefit Pension Plan Assets
Cash and cash equivalents	$0.6	$—	$—	$0.6
Insurance contracts	—	2.6	—	2.6
Mutual funds—equities	—	52.3	—	52.3
Mutual funds—fixed income	—	113.1	—	113.1
Total	$0.6	$168.0	$—	$168.6

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
Basis for Long-Term Rate of Return on Asset Assumptions
The Company’s expected long-term rate of return on asset assumptions are derived from studies conducted by third parties. The studies include a review of anticipated future long-term performance of individual asset classes and consideration of the appropriate asset allocation strategy given the anticipated requirements of the plans to determine the average rate of earnings expected. While the studies give appropriate consideration to recent fund performance and historical returns, the assumptions primarily represent expectations about future rates of return over the long term. The decrease in expected long-term rate of return assumptions during fiscal 2016 is driven by a decline in fixed income yields.

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

	2016	2015
	(In millions, except percentage figures)
Change in Accumulated Plan Benefit Obligation (APBO):
Benefit obligation at beginning of year	$26.0	$32.4
Service cost	0.2	0.4
Interest cost	1.0	1.3
Plan participants’ contributions	0.5	1.2
Actuarial loss	1.3	2.0
Benefits paid (net of federal subsidy of $0.0 and $0.3)	(2.8)	(3.1)
Plan changes	—	(8.2)
Benefit obligation at end of year	$26.2	$26.0
Change in plan assets:
Fair value of plan assets at beginning of year	$—	$—
Employer contribution	2.3	2.2
Plan participants’ contributions	0.5	1.2
Gross benefits paid	(2.8)	(3.4)
Fair value of plan assets at end of year	$—	$—
Unfunded status at end of year	$(26.2)	$(26.0)
Amounts recognized in the Consolidated Balance Sheets consist of:
Current liabilities	$(1.8)	$(2.1)
Noncurrent liabilities	(24.4)	(23.9)
Total amount accrued	$(26.2)	$(26.0)
Amounts recognized in accumulated other comprehensive loss consist of:
Actuarial loss	$4.7	$3.4
Unamortized prior service credit	(6.9)	(8.1)
Total amount recognized	$(2.2)	$(4.7)
Total change in other comprehensive loss attributable to:
Benefit loss during the period	$1.5	$2.1
Net prior service credit	—	(8.2)
Net amortization of prior service credit and actuarial loss during the year	1.0	—
Total change in other comprehensive loss (income)	$2.5	$(6.1)

Discount rate used in development of APBO	3.26%	4.03%

	2016	2015	2014
Components of net periodic benefit cost
Service cost	$0.2	$0.4	$0.4
Interest cost	1.0	1.3	1.4
Amortization of actuarial loss	0.1	—	—
Amortization of prior service credit	(1.1)	—	—
Total postretirement benefit cost	$0.2	$1.7	$1.8

Discount rate used in development of net periodic benefit cost	4.03%	4.08%	4.54%
The estimated actuarial loss and prior service credit that will be amortized from accumulated loss into net periodic benefit cost over the next fiscal year is $0.4 million and $1.1 million, respectively.

THE SCOTTS MIRACLE-GRO COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

For measurement as of September 30, 2016, management has assumed that health care costs will increase at an annual rate of 7.00% in fiscal 2016, and thereafter decreasing 0.25% per year to an ultimate trend rate of 5.00% in 2024. A 1% increase in health cost trend rate assumptions would increase the APBO by $0.1 million as of September 30, 2016 and a 1% decrease would decrease the APBO by $0.1 million as of September 30, 2016. A 1% increase or decrease in the health cost trend rate assumptions would not have a material effect on service or interest costs.
On January 1, 2016, a plan change became effective whereby Medicare eligible participants are covered under a Health Reimbursement Arrangement (“HRA”) and a catastrophic prescription drug plan provided by the Company that can be used by retirees to purchase individual insurance policies that supplement or replace Medicare through a private exchange. This plan change resulted in a decrease in the benefit obligation of $8.2 million during fiscal 2015.
The following benefit payments under the plan are expected to be paid by the Company and the retirees for the fiscal years indicated:

	Gross Benefit Payments	Retiree Contributions	Net Company Payments
	(In millions)
2017	$2.1	$(0.3)	$1.8
2018	2.3	(0.4)	1.9
2019	2.5	(0.5)	2.0
2020	2.6	(0.6)	2.0
2021	2.6	(0.6)	2.0
2022 – 2026	11.9	(3.2)	8.7

The Company also provides comprehensive major medical benefits to its associates. The Company is self-insured for certain health benefits up to $0.6 million per occurrence per individual. The cost of such benefits is recognized as expense in the period the claim is incurred. This cost was $31.8 million, $29.6 million and $29.0 million in fiscal 2016, fiscal 2015 and fiscal 2014, respectively.

NOTE 11.  DEBT
The components of long-term debt are as follows:

	September 30,
	2016	2015
	(In millions)
Credit Facilities:
Revolving loans	$417.4	$816.3
Term loans	288.8	—
Senior Notes – 6.625%	—	200.0
Senior Notes – 6.000%	400.0	—
Master Accounts Receivable Purchase Agreement	138.6	122.3
Other	71.3	19.0
	1,316.1	1,157.6
Less current portions	185.0	132.6
Long-term debt	$1,131.1	$1,025.0

THE SCOTTS MIRACLE-GRO COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Company’s debt matures as follows for each of the next five fiscal years and thereafter (in millions):

2017	$185.0
2018	15.7
2019	15.6
2020	15.4
2021	646.1
Thereafter	438.3
$1,316.1

Credit Facilities
On December 20, 2013, the Company entered into the third amended and restated credit agreement, providing the Company and certain of its subsidiaries with a five-year senior secured revolving loan facility in the aggregate principal amount of up to $1.7 billion (the “former credit facility”). On October 29, 2015, the Company entered into the fourth amended and restated credit agreement (the “new credit agreement”), providing the Company and certain of its subsidiaries with five-year senior secured loan facilities in the aggregate principal amount of $1.9 billion, comprised of a revolving credit facility of $1.6 billion and a term loan in the original principal amount of $300.0 million (the “new credit facilities”). The new credit agreement also provides the Company with the right to seek additional committed credit under the agreement in an aggregate amount of up to $500.0 million plus an unlimited additional amount, subject to certain specified financial and other conditions. Under the new credit agreement, the Company has the ability to obtain letters of credit up to $100.0 million. The new credit agreement replaces the former credit facility, and will terminate on October 29, 2020. Borrowings on the revolving credit facility may be made in various currencies, including U.S. dollars, euro, British pounds, Australian dollars and Canadian dollars. The terms of the new credit agreement include customary representations and warranties, affirmative and negative covenants, financial covenants and events of default. The proceeds of borrowings on the new credit facilities may be used: (i) to finance working capital requirements and other general corporate purposes of the Company and its subsidiaries; and (ii) to refinance the amounts outstanding under the former credit facility.
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
At September 30, 2016, the Company had letters of credit outstanding in the aggregate principal amount of $26.5 million, and $1.2 billion of availability under the new credit agreement, subject to the Company’s continued compliance with the covenants discussed below. The weighted average interest rates on average borrowings under the new credit agreement and the former credit facility were 3.5% and 4.0% for fiscal 2016 and fiscal 2015, respectively.

The new credit agreement contains, among other obligations, an affirmative covenant regarding the Company’s leverage ratio on the last day of each quarter calculated as average total indebtedness, divided by the Company’s earnings before interest, taxes, depreciation and amortization (“EBITDA”), as adjusted pursuant to the terms of the new credit agreement (“Adjusted EBITDA”). The maximum leverage ratio was 4.50 as of September 30, 2016. The Company’s leverage ratio was 3.10 at September 30, 2016. The new credit agreement also includes an affirmative covenant regarding its interest coverage ratio. The interest coverage ratio is calculated as Adjusted EBITDA divided by interest expense, as described in the new credit agreement, and excludes costs related to refinancings. The minimum interest coverage ratio was 3.00 for the twelve months ended September 30, 2016. The Company’s interest coverage ratio was 7.88 for the twelve months ended September 30, 2016. The new credit agreement allows the Company to make unlimited restricted payments (as defined in the new credit agreement), including increased or one-time dividend payments and Common Share repurchases, as long as the leverage ratio resulting from the making of such restricted payments is 4.00 or less. Otherwise the Company may only make restricted payments in an aggregate amount for each fiscal year not to exceed the amount set forth in the new credit agreement for such fiscal year ($175.0 million for fiscal 2017 and $200.0 million for fiscal 2018 and each fiscal year thereafter).
Senior Notes - 6.625%
On December 15, 2015, Scotts Miracle-Gro redeemed all $200.0 million aggregate principal amount of its outstanding 6.625% senior notes due 2020 (the “6.625% Senior Notes”) paying a redemption price of $213.2 million, comprised

THE SCOTTS MIRACLE-GRO COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

of $6.6 million of accrued and unpaid interest, $6.6 million of call premium and $200.0 million for outstanding principal amount. The $6.6 million call premium charge was recognized within the “Costs related to refinancing” line on the Consolidated Statement of Operations in the first quarter of fiscal 2016. Additionally, the Company had $2.2 million in unamortized bond discount and issuance costs associated with the 6.625% Senior Notes that were written off and recognized in the “Costs related to refinancing” line on the Consolidated Statement of Operations in the first quarter of fiscal 2016.
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
The Company accounts for the sale of receivables under the MARP Agreement (as amended) as short-term debt and continues to carry the receivables on its Consolidated Balance Sheet, primarily as a result of the Company’s requirement to repurchase receivables sold. There were $138.6 million and $122.3 million in borrowings or receivables pledged as collateral under the MARP Agreement at September 30, 2016 and 2015, respectively. The carrying value of the receivables pledged as collateral was $174.7 million at September 30, 2016 and $152.9 million at September 30, 2015. As of September 30, 2016, there was $7.6 million of availability under the MARP Agreement.
On August 25, 2016, Scotts Miracle-Gro and Scotts LLC entered into a Second Amendment to the MARP Agreement that extended the stated termination date of the Agreement through October 14, 2016. The MARP Agreement terminated effective October 14, 2016 in accordance with its terms.
Other
In connection with the acquisition of a controlling interest in Gavita, the Company recorded a loan to the noncontrolling ownership group of Gavita. The fair value of the loan was $38.3 million at September 30, 2016.
Interest Rate Swap Agreements
The Company has outstanding interest rate swap agreements with major financial institutions that effectively convert a portion of the Company’s variable-rate debt to a fixed rate. The swap agreements had a total U.S. dollar equivalent notional amount of $650.0 million and $1,300.0 million at September 30, 2016 and September 30, 2015. Interest payments made between the effective date and expiration date are hedged by the swap agreements, except as noted below, respectively. On November 1, 2016, the Company executed interest rate swap agreements with notional amounts that adjust in accordance with a specified seasonal schedule and have a maximum total notional amount at any point in time of $500.0 million. These swap agreements effectively convert the LIBOR index on a portion of the Company’s variable-rate debt to a fixed rate of approximately 0.83% beginning in November 2016 through expiration dates in June and August 2018.

THE SCOTTS MIRACLE-GRO COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The notional amount, effective date, expiration date and rate of each of these swap agreements outstanding at September 30, 2016 are shown in the table below.

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
6.625% Senior Notes
The fair value of the 6.625% Senior Notes was determined based on the trading value of the 6.625% Senior Notes in the open market. The difference between the carrying value and the fair value of the 6.625% Senior Notes represented the premium or discount on that date. The fair value for the 6.625% Senior Notes was classified in Level 1 of the fair value hierarchy.
Accounts Receivable Pledged
The interest rate on the short-term debt associated with accounts receivable pledged under the MARP Agreement fluctuated with the applicable LIBO rate and thus the carrying value represented a reasonable estimate of fair value. The fair value measurement for the MARP Agreement was classified in Level 2 of the fair value hierarchy.

THE SCOTTS MIRACLE-GRO COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The estimated fair values of the Company’s debt instruments are as follows:

	Year Ended September 30,
	2016		2015
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(In millions)
Revolving loans	$417.4	$417.4	$816.3	$816.3
Term loans	288.8	288.8	—	—
Senior Notes – 6.625%	—	—	200.0	206.3
Senior Notes – 6.000%	400.0	427.0	—	—
Master Accounts Receivable Purchase Agreement	138.6	138.6	122.3	122.3
Other	71.3	71.3	19.0	19.0
Weighted Average Interest Rate
The weighted average interest rate on the Company’s debt was 4.2% for fiscal 2016 and fiscal 2015.

NOTE 12.  EQUITY
Authorized and issued shares consisted of the following:

September 30,
	2016	2015
(In millions)
Preferred shares, no par value:
Authorized	0.2 shares	0.2 shares
Issued	0.0 shares	0.0 shares
Common shares, no par value, $.01 stated value per share:
Authorized	100.0 shares	100.0 shares
Issued	68.1 shares	68.1 shares

In fiscal 1995, The Scotts Company merged with Stern’s Miracle-Gro Products, Inc. (“Miracle-Gro”). At September 30, 2016, the former shareholders of Miracle-Gro, including the Hagedorn Partnership L.P., owned approximately 26% of Scotts Miracle-Gro’s outstanding Common Shares and, thus, have the ability to significantly influence the election of directors and other actions requiring the approval of Scotts Miracle-Gro’s shareholders.
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
Share Repurchases
In August 2010, the Scotts Miracle-Gro Board of Directors authorized the repurchase of up to $500 million of Common Shares over a four-year period ending on September 30, 2014. In May 2011, the Scotts Miracle-Gro Board of Directors authorized the repurchase of up to an additional $200 million of Common Shares, resulting in authority to repurchase a total of up to $700 million of Common Shares through September 30, 2014. From the inception of this share repurchase program in the fourth quarter of fiscal 2010 through its expiration on September 30, 2014, Scotts Miracle-Gro repurchased 9.9 million Common Shares for $521.2 million to be held in treasury.
In August 2014, the Scotts Miracle-Gro Board of Directors authorized the repurchase of up to $500.0 million of Common Shares over a five-year period (effective November 1, 2014 through September 30, 2019). On August 3, 2016, Scotts Miracle-Gro announced that its Board of Directors authorized a $500.0 million increase to the share repurchase authorization ending on

THE SCOTTS MIRACLE-GRO COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

September 30, 2019. The amended authorization allows for repurchases of Common Shares of $1.0 billion through September 30, 2019. The authorization provides the Company with flexibility to purchase Common Shares from time to time in open market purchases or through privately negotiated transactions. All or part of the repurchases may be made under Rule 10b5-1 plans, which the Company may enter into from time to time and which enable the repurchases to occur on a more regular basis, or pursuant to accelerated share repurchases. The share repurchase authorization, which expires September 30, 2019, may be suspended or discontinued at any time, and there can be no guarantee as to the timing or amount of any repurchases. From the inception of this share repurchase program in the fourth quarter of fiscal 2014 through September 30, 2016, Scotts Miracle-Gro repurchased approximately 2.1 million Common Shares for $145.7 million.
Special Dividend
In August 2014, the Scotts Miracle-Gro Board of Directors declared a special one-time cash dividend of $2.00 per Common Share that was paid on September 17, 2014. The payment of the special one-time cash dividend required Scotts Miracle-Gro to adjust the number of Common Shares subject to stock options outstanding under the Scotts Miracle-Gro share-based awards programs, as well as the price at which the awards may be exercised. The adjustments to the outstanding awards resulted in an increase in the number of Common Shares subject to outstanding stock options in an aggregate amount of 0.1 million Common Shares. The methodology used to adjust the awards was consistent with Internal Revenue Code (IRC) Section 409A and the then-proposed regulations promulgated thereunder and IRC Section 424 and the regulations promulgated thereunder, compliance with which was necessary to avoid adverse tax consequences for the holder of an award. Such methodology also resulted in a fair value for the adjusted awards post-dividend equal to that of the unadjusted awards pre-dividend, with the result that there was no additional compensation expense in accordance with the accounting for modifications to awards under ASC 718.
Share-Based Awards
Scotts Miracle-Gro grants share-based awards annually to officers and certain other employees of the Company and non-employee directors of Scotts Miracle-Gro. The share-based awards have consisted of stock options, restricted stock units, deferred stock units and performance-based awards. All of these share-based awards have been made under plans approved by the shareholders. Generally, employee share-based awards provide for three-year cliff vesting. Vesting for non-employee director awards varies based on the length of service and age of each director at the time of the award. Vesting of performance-based awards is dependent on service and achievement of specified performance targets. Share-based awards are forfeited if a holder terminates employment or service with the Company prior to the vesting date. The Company estimates that 20% of its share-based awards will be forfeited based on an analysis of historical trends. This assumption is re-evaluated on an annual basis and adjusted as appropriate. Stock options have exercise prices equal to the market price of the underlying Common Shares on the date of grant with a term of 10 years. If available, Scotts Miracle-Gro will typically use treasury shares, or if not available, newly-issued Common Shares, in satisfaction of its share-based awards.
A maximum of 23.1 million Common Shares are available for issuance under share-based award plans. At September 30, 2016, approximately 1.9 million Common Shares were not subject to outstanding awards and were available to underlie the grant of new share-based awards. Common Shares held in treasury totaling 0.6 million and 0.9 million were reissued in support of share-based compensation awards and employee purchases under the employee stock purchase plan during fiscal 2016 and fiscal 2015, respectively.
The following is a recap of the share-based awards granted during the periods indicated:

	Year Ended September 30,
	2016	2015	2014
Employees
Options	444,890	440,690	—
Restricted stock units	74,467	78,463	112,315
Performance units	56,315	78,352	161,229
Board of Directors
Deferred stock units	28,621	29,913	38,418
Options due to special $2.00 dividend	—	—	98,186
Total share-based awards	604,293	627,418	311,962
Aggregate fair value at grant dates (in millions)	$16.4	$17.0	$17.5

THE SCOTTS MIRACLE-GRO COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Total share-based compensation was as follows for the periods indicated:

	Year Ended September 30,
	2016	2015	2014
	(In millions)
Share-based compensation	$15.6	$13.2	$11.1
Tax benefit recognized	6.0	5.1	3.9
As of September 30, 2016, total unrecognized compensation cost related to non-vested share-based awards amounted to $10.3 million. This cost is expected to be recognized over a weighted-average period of 1.7 years. The tax benefit realized from the tax deductions associated with the exercise of share-based awards and the vesting of restricted stock totaled $15.1 million for fiscal 2016.
During fiscal 2015, Scotts Miracle-Gro issued 0.2 million Common Shares, which represented a carrying value of $8.3 million, out of its treasury shares for payment of the acquisition of Vermicrop. During fiscal 2016, Scotts Miracle-Gro issued 0.1 million Common Shares, which represented a carrying value of $4.2 million, out of its treasury shares for payment of contingent consideration related to the acquisition of Vermicrop.
Stock Options/SARs
Aggregate stock option and SAR activity consisted of the following for fiscal 2016 (options/SARs in millions):

	No. of Options/SARs	WTD. Avg. Exercise Price
Beginning balance	1.8	$44.38
Granted	0.4	68.68
Exercised	(0.4)	38.21
Forfeited	—	—
Ending balance	1.8	51.38
Exercisable	1.0	38.42
At September 30, 2016, the Company expects 0.8 million of the remaining unexercisable stock options (after forfeitures), with a weighted-average exercise price of $66.09, intrinsic value of $12.9 million and average remaining term of 8.8 years, to vest in the future. The following summarizes certain information pertaining to stock option awards outstanding and exercisable at September 30, 2016 (options in millions):

	Awards Outstanding			Awards Exercisable
Range of Exercise Price	No. of Options/ SARs	WTD. Avg. Remaining Life	WTD. Avg. Exercise Price	No. of Options/ SARS	WTD. Avg. Remaining Life	WTD. Avg. Exercise Price
$20.59 – $20.59	0.2	2.01	$20.59	0.2	2.01	$20.59
$30.07 – $36.86	0.2	1.09	36.47	0.2	1.09	36.47
$38.81 – $49.19	0.6	4.43	45.42	0.6	4.43	45.42
$63.43 – $68.68	0.8	8.86	66.24	—	0	—
	1.8	5.89	$51.38	1.0	3.31	$38.42

The intrinsic value of the stock option and SAR awards outstanding and exercisable at September 30, 2016 were as follows (in millions):

2016
Outstanding	$57.7
Exercisable	43.3

THE SCOTTS MIRACLE-GRO COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The grant date fair value of stock option awards is estimated using a binomial model and the assumptions in the following table. Expected market price volatility is based on implied volatilities from traded options on Common Shares and historical volatility specific to the Common Shares. Historical data, including demographic factors impacting historical exercise behavior, is used to estimate stock option exercises and employee terminations within the valuation model. The risk-free rate for periods within the contractual life (normally ten years) of the stock option is based on the U.S. Treasury yield curve in effect at the time of grant. The expected life of stock options is based on historical experience and expectations for grants outstanding. The weighted average assumptions for awards granted in fiscal 2016 are as follows:

2016
Expected market price volatility	25.5%
Risk-free interest rates	1.5%
Expected dividend yield	2.7%
Expected life of stock options in years	6.0
Estimated weighted-average fair value per stock option	$12.33

The total intrinsic value of stock options exercised was $13.6 million, $16.3 million and $21.3 million during fiscal 2016, fiscal 2015 and fiscal 2014, respectively. Cash received from the exercise of stock options for fiscal 2016, fiscal 2015 and fiscal 2014 was $14.7 million, $24.3 million and $20.0 million, respectively.
Restricted share-based awards
Restricted share-based award activity (including restricted stock, restricted stock units and deferred stock units) was as follows:

	No. of Shares	WTD. Avg. Grant Date Fair Value per Share
Awards outstanding at September 30, 2013	409,651	$47.36
Granted	150,733	59.35
Vested	(81,597)	41.88
Forfeited	(44,895)	47.43
Awards outstanding at September 30, 2014	433,892	52.55
Granted	108,376	63.85
Vested	(135,562)	47.33
Forfeited	(25,197)	58.44
Awards outstanding at September 30, 2015	381,509	57.22
Granted	103,088	69.00
Vested	(161,440)	47.21
Forfeited	(17,494)	60.18
Awards outstanding at September 30, 2016	305,663	66.31

The total fair value of restricted stock units and deferred stock units vested was $7.6 million, $6.2 million and $3.4 million during fiscal 2016, fiscal 2015 and fiscal 2014, respectively.

THE SCOTTS MIRACLE-GRO COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Performance-based awards
Performance-based award activity was as follows:

	No. of Units	WTD. Avg. Grant Date Fair Value per Unit
Awards outstanding at September 30, 2013	261,917	$46.81
Granted	161,229	59.39
Vested	—	—
Forfeited	(111,897)	53.24
Awards outstanding at September 30, 2014	311,249	51.21
Granted	78,352	63.36
Vested	(49,467)	47.66
Forfeited	(910)	47.66
Awards outstanding at September 30, 2015	339,224	54.86
Granted	56,315	68.68
Vested	(128,941)	45.06
Forfeited	—	—
Awards outstanding at September 30, 2016	266,598	62.52

NOTE 13.  EARNINGS PER COMMON SHARE
Basic income per Common Share is computed by dividing income attributable to controlling interest from continuing operations, income (loss) from discontinued operations or net income attributable to controlling interest by the weighted average number of Common Shares outstanding. Diluted income per Common Share is computed by dividing income attributable to controlling interest from continuing operations, income (loss) from discontinued operations or net income attributable to controlling interest by the weighted average number of Common Shares outstanding plus all potentially dilutive securities outstanding each period. Stock options with exercise prices greater than the average market price of the underlying Common Shares are excluded from the computation of diluted income per Common Share because they are out-of-the-money and the effect of their inclusion would be anti-dilutive. The number of Common Shares covered by out-of-the-money options was 0.2 million and 0.3 million for the years ended September 30, 2016 and 2015, respectively. There were no Common Shares covered by out-of-the-money options for the year ended September 30, 2014. The following table presents information necessary to calculate basic and diluted income per Common Share.

THE SCOTTS MIRACLE-GRO COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Year Ended September 30,
	2016	2015	2014
	(In millions, except per share data)
Income attributable to controlling interest from continuing operations	$253.8	$138.9	$145.8
Income from discontinued operations	61.5	20.9	20.7
Net income attributable to controlling interest	$315.3	$159.8	$166.5
BASIC EARNINGS PER COMMON SHARE:
Weighted-average Common Shares outstanding during the period	61.1	61.1	61.6
Income from continuing operations	$4.15	$2.27	$2.37
Income from discontinued operations	1.01	0.35	0.33
Net income	$5.16	$2.62	$2.70
DILUTED EARNINGS PER COMMON SHARE:
Weighted-average Common Shares outstanding during the period	61.1	61.1	61.6
Dilutive potential Common Shares	0.9	1.1	1.1
Weighted-average number of Common Shares outstanding and dilutive potential Common Shares	62.0	62.2	62.7
Income from continuing operations	$4.09	$2.23	$2.32
Income from discontinued operations	1.00	0.34	0.33
Net income	$5.09	$2.57	$2.65

NOTE 14.  INCOME TAXES
The provision (benefit) for income taxes allocated to continuing operations consisted of the following:

	Year Ended September 30,
	2016	2015	2014
	(In millions)
Current:
Federal	$93.4	$63.8	$60.2
State	12.4	8.3	7.5
Foreign	4.4	2.2	3.5
Total Current	110.2	74.3	71.2
Deferred:
Federal	28.2	(1.0)	7.9
State	2.3	1.2	1.2
Foreign	(1.3)	(0.7)	(0.1)
Total Deferred	29.2	(0.5)	9.0
Provision for income taxes	$139.4	$73.8	$80.2

The domestic and foreign components of income from continuing operations before income taxes were as follows:

	Year Ended September 30,
	2016	2015	2014
	(In millions)
Domestic	$362.3	$185.2	$200.1
Foreign	30.4	26.4	25.6
Income from continuing operations before income taxes	$392.7	$211.6	$225.7

THE SCOTTS MIRACLE-GRO COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

A reconciliation of the federal corporate income tax rate and the effective tax rate on income from continuing operations before income taxes is summarized below:

	Year Ended September 30,
	2016	2015	2014
Statutory income tax rate	35.0%	35.0%	35.0%
Effect of foreign operations	0.1	(0.6)	1.7
State taxes, net of federal benefit	2.7	3.2	2.7
Domestic Production Activities Deduction permanent difference	(2.5)	(3.2)	(2.7)
Effect of other permanent differences	0.3	0.1	0.3
Research and Experimentation and other federal tax credits	(0.2)	(0.2)	(0.9)
Resolution of prior tax contingencies	(0.2)	0.4	0.2
Other	0.3	0.2	(0.7)
Effective income tax rate	35.5%	34.9%	35.6%

Deferred income taxes arise from temporary differences between financial reporting and tax reporting bases of assets and liabilities, and operating loss and tax credit carryforwards for tax purposes. The components of the deferred income tax assets and liabilities were as follows:

	September 30,
	2016	2015
	(In millions)
DEFERRED TAX ASSETS
Inventories	$10.8	$14.1
Accrued liabilities	58.8	71.6
Postretirement benefits	33.3	30.3
Accounts receivable	6.3	8.3
State NOL carryovers	0.6	1.0
Foreign NOL carryovers	45.3	45.0
Foreign tax credit carryovers	7.4	8.6
Interest rate swaps	2.4	4.9
Other	3.4	3.3
Gross deferred tax assets	168.3	187.1
Valuation allowance	(45.1)	(45.8)
Total deferred tax assets	123.2	141.3
DEFERRED TAX LIABILITIES
Property, plant and equipment	(65.7)	(59.7)
Intangible assets	(114.2)	(114.8)
Outside basis difference in equity investments	(83.3)	—
Other	(17.0)	(14.0)
Total deferred tax liabilities	(280.2)	(188.5)
Net deferred tax liability	$(157.0)	$(47.2)

THE SCOTTS MIRACLE-GRO COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The net current and non-current components of deferred income taxes recognized in the Consolidated Balance Sheets were:

	September 30,
	2016	2015
	(In millions)
Net current deferred tax assets (classified with prepaid and other current assets)	$62.1	$78.2
Net non-current deferred tax liabilities (classified with other liabilities)	(219.1)	(125.4)
Net deferred tax liability	$(157.0)	$(47.2)

GAAP requires that a valuation allowance be recorded against a deferred tax asset if it is more likely than not that the tax benefit associated with the asset will not be realized in the future. As shown in the table above, valuation allowances were recorded against $45.1 million and $45.8 million of deferred tax assets as of September 30, 2016 and 2015, respectively. Most of these valuation allowances relate to certain foreign net operating losses, as explained further below.
The Company has elected to treat certain foreign entities as disregarded entities for U.S. tax purposes, which results in their net income or loss being recognized currently in the Company’s U.S. tax return. As such, the tax benefit of net operating losses available for foreign statutory tax purposes has already been recognized for U.S. purposes. Accordingly, a full valuation allowance is required on the tax benefit of these net operating losses on global consolidation. The foreign net operating losses of these foreign disregarded entities were $171.5 million at September 30, 2016, the majority of which have indefinite carryforward periods. The statutory tax benefit of these net operating loss carryovers, and related full valuation allowances thereon, amounted to $40.7 million and $41.2 million for the years ended September 30, 2016 and 2015, respectively.
Foreign net operating losses of certain controlled foreign corporations were $17.8 million as of September 30, 2016, the majority of which have indefinite carryforward periods. Due to a history of losses in many of these entities, a full valuation allowance has also been placed against the statutory tax benefit associated with all but $3.7 million of these losses at September 30, 2016.
Foreign tax credits were $7.4 million and $8.6 million at September 30, 2016 and 2015, respectively. A valuation allowance in the amount of $0.4 million has been established against those foreign tax credits the Company does not expect to utilize prior to their expiration.
State net operating losses were $6.1 million as of September 30, 2016, with carryforward periods ranging from 5 to 20 years. Any losses not utilized within a specific state’s carryforward period will expire. Tax benefits associated with state tax credits will expire if not utilized and amounted to $0.7 million and $0.6 million at September 30, 2016 and 2015. A valuation allowance was recorded against $0.4 million of deferred tax assets as of September 30, 2016 for state net operating losses that the company does not expect to realize within their respective carryover periods. A valuation allowance in the amount of $0.2 million has been established related to state credits the Company does not expect to utilize.
The Company recognized a deferred tax liability of $83.3 million as of September 30, 2016 related to the outside basis difference in the TruGreen Joint Venture. See “NOTE 2. DISCONTINUED OPERATIONS” and “NOTE 8. INVESTMENT IN UNCONSOLIDATED AFFILIATE” for further discussion.
Deferred taxes have not been provided on unremitted earnings of $139.0 million for certain foreign subsidiaries and foreign corporate joint ventures as such earnings have been indefinitely reinvested. These foreign entities held cash and cash equivalents of $39.9 million and $55.1 million at September 30, 2016 and 2015, respectively. Our current plans do not demonstrate a need to, nor do we project we will, repatriate the retained earnings from these subsidiaries as the earnings are indefinitely reinvested. In the future, if we determine it is necessary to repatriate these funds, or we sell or liquidate any of these subsidiaries, we may be required to pay associated taxes on the repatriation. We may also be required to withhold foreign taxes depending on the foreign jurisdiction from which the funds are repatriated. The effective rate of tax on such repatriations may materially differ from the federal statutory tax rate and could have a material impact on tax expense in the year of repatriation; however, the Company cannot reasonably estimate the amount of such a tax event.
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
The Company had $5.1 million, $9.2 million and $11.2 million of gross unrecognized tax benefits related to uncertain tax positions at September 30, 2016, 2015 and 2014, respectively. Included in the September 30, 2016, 2015 and 2014 balances were

THE SCOTTS MIRACLE-GRO COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

$3.5 million, $6.6 million and $8.5 million, respectively, of unrecognized tax benefits that, if recognized, would have an impact on the effective tax rate.
A reconciliation of the unrecognized tax benefits is as follows:

	Year Ended September 30,
	2016	2015	2014
	(In millions)
Balance at beginning of year	$9.2	$11.2	$6.7
Additions for tax positions of the current year	0.3	0.2	0.2
Additions for tax positions of prior years	1.9	4.1	7.6
Reductions for tax positions of prior years	(2.6)	(3.2)	(2.7)
Settlements with tax authorities	(2.7)	(2.7)	—
Expiration of statutes of limitation	(1.0)	(0.4)	(0.6)
Balance at end of year	$5.1	$9.2	$11.2

The Company continues to recognize accrued interest and penalties related to unrecognized tax benefits as a component of the provision for income taxes. As of September 30, 2016, 2015 and 2014, respectively, the Company had $1.1 million, $1.8 million and $1.8 million accrued for the payment of interest that, if recognized, would impact the effective tax rate. As of September 30, 2016, 2015 and 2014, respectively, the Company had $0.5 million, $0.7 million and $0.6 million accrued for the payment of penalties that, if recognized, would impact the effective tax rate. For the fiscal year ended September 30, 2016, the Company recognized a benefit of $0.9 million for tax interest and tax penalties in its Consolidated Statement of Operations.
Scotts Miracle-Gro or one of its subsidiaries files income tax returns in the U.S. federal jurisdiction and various state, local and foreign jurisdictions. Subject to the following exceptions, the Company is no longer subject to examination by these tax authorities for fiscal years prior to 2013. The Company is currently under examination by the Internal Revenue Service and certain foreign and U.S. state and local tax authorities. The U.S. federal examination is limited to fiscal years 2011 and 2012. With respect to the foreign jurisdictions, a German audit is currently ongoing covering fiscal years 2009 through 2012. In regard to the multiple U.S. state and local audits, the tax periods under examination are limited to fiscal 2008 through fiscal 2014. In addition to the aforementioned audits, certain other tax deficiency notices and refund claims for previous years remain unresolved.
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
Exchange Rate Risk Management
The Company uses currency forward contracts to manage the exchange rate risk associated with intercompany loans with foreign subsidiaries that are denominated in local currencies. At September 30, 2016, the notional amount of outstanding currency forward contracts was $165.8 million, with a fair value of $0.4 million. At September 30, 2015, the notional amount of outstanding currency forward contracts was $52.3 million, with a negative fair value of $0.7 million. The fair value of currency forward contracts is determined using forward rates in commonly quoted intervals for the full term of the contracts. The outstanding contracts will mature over the next fiscal year.

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
The Company has outstanding interest rate swap agreements with major financial institutions that effectively convert a portion of the Company’s variable-rate debt to a fixed rate. The swap agreements had a total U.S. dollar equivalent notional amount of $650.0 million and $1,300.0 million at September 30, 2016 and 2015, respectively. Refer to “NOTE 11. DEBT” for the terms of the swap agreements outstanding at September 30, 2016. Included in the AOCI balance at September 30, 2016 was a loss of $2.0 million related to interest rate swap agreements that is expected to be reclassified to earnings during the next twelve months, consistent with the timing of the underlying hedged transactions.
Commodity Price Risk Management
The Company enters into hedging arrangements designed to fix the price of a portion of its projected future urea requirements. The contracts are designated as hedges of the Company’s exposure to future cash flow fluctuations associated with the cost of urea. The objective of the hedges is to mitigate the earnings and cash flow volatility attributable to the risk of changing prices. Since the contracts have been designated as hedging instruments, unrealized gains or losses resulting from adjusting these contracts to fair value are recorded as elements of AOCI within the Consolidated Balance Sheets. Realized gains or losses remain as a component of AOCI until the related inventory is sold. Upon sale of the underlying inventory, the gain or loss is reclassified to cost of sales. Included in the AOCI balance at September 30, 2016 was a loss of $0.2 million related to urea derivatives that is expected to be reclassified to earnings during the next twelve months, consistent with the timing of the underlying hedged transactions.
The Company also uses derivatives to partially mitigate the effect of fluctuating diesel costs on operating results. These financial instruments are carried at fair value within the Consolidated Balance Sheets. Changes in the fair value of derivative contracts that qualify for hedge accounting are recorded in AOCI except for any ineffective portion of the change in fair value, which is immediately recorded in earnings. The effective portion of the change in fair value remains as a component of AOCI until the related fuel is consumed, at which time the accumulated gain or loss on the derivative contract is reclassified to cost of sales. Changes in the fair value of derivatives that do not qualify for hedge accounting are recorded as an element of cost of sales. At September 30, 2016, there were no amounts included within AOCI.
The Company had the following outstanding commodity contracts that were entered into to hedge forecasted purchases:

September 30,
	2016	2015
Commodity
Urea	40,500 tons	52,500 tons
Diesel	6,384,000 gallons	5,250,000 gallons
Heating Oil	1,722,000 gallons	2,772,000 gallons

THE SCOTTS MIRACLE-GRO COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Fair Values of Derivative Instruments
The fair values of the Company’s derivative instruments were as follows:

		Assets / (Liabilities)
		2016	2015
Derivatives Designated As Hedging Instruments	Balance Sheet Location	Fair Value
		(In millions)
Interest rate swap agreements	Other current liabilities	$(3.3)	$(8.8)
	Other liabilities	(3.1)	(4.6)
Commodity hedging instruments	Other current liabilities	(0.3)	(1.3)
Total derivatives designated as hedging instruments		$(6.7)	$(14.7)

Derivatives Not Designated As Hedging Instruments	Balance Sheet Location
Currency forward contracts	Prepaid and other current assets	$1.2	$—
	Other current liabilities	(0.8)	(0.7)
Commodity hedging instruments	Other current liabilities	(0.1)	(3.2)
Total derivatives not designated as hedging instruments		0.3	(3.9)
Total derivatives		$(6.4)	$(18.6)
The effect of derivative instruments on AOCI and the Consolidated Statements of Operations for the years ended September 30 was as follows:

	Amount of Gain / (Loss) Recognized in AOCI
Derivatives in Cash Flow Hedging Relationships	2016	2015
	(In millions)
Interest rate swap agreements	$(0.9)	$(7.7)
Commodity hedging instruments	(0.6)	(0.9)
Total	$(1.5)	$(8.6)

	Reclassified From AOCI Into	Amount of Gain / (Loss)
Derivatives in Cash Flow Hedging Relationships	Statement of Operations	2016	2015
		(In millions)
Interest rate swap agreements	Interest expense	$(5.0)	$(6.5)
Commodity hedging instruments	Cost of sales	(0.8)	—
Total		$(5.8)	$(6.5)

		Amount of Gain / (Loss)
Derivatives Not Designated As Hedging Instruments	Recognized in Statement of Operations	2016	2015
		(In millions)
Currency forward contracts	Other income, net	$(8.0)	$8.1
Commodity hedging instruments	Cost of sales	(2.8)	(10.4)
Total		$(10.8)	$(2.3)

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
These derivative instruments are classified within Level 2 of the valuation hierarchy and are included within other assets and other liabilities in the Company’s Consolidated Balance Sheets, except for derivative instruments expected to be settled within the next 12 months, which are included within prepaid and other current assets and other current liabilities.
Cash Equivalents
Cash equivalents consist of highly liquid financial instruments with original maturities of three months or less. The carrying value of these cash equivalents approximates fair value due to their short-term maturities.
Other
Other consists of investment securities in non-qualified retirement plan assets and the Bonnie Option. Investment securities in non-qualified retirement plan assets are valued using observable market prices in active markets and are classified within Level 1 of the valuation hierarchy. The fair value of the Bonnie Option is determined using a simulation approach, whereby the total value of the loan receivable and optional exchange for additional equity was estimated considering a distribution of possible future cash flows discounted to present value using an appropriate discount rate, and is classified in Level 3 of the fair value hierarchy.
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

THE SCOTTS MIRACLE-GRO COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table presents the Company’s financial assets and liabilities measured at fair value on a recurring basis at September 30, 2016:

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Unobservable Inputs (Level 3)	Total
	(In millions)
Assets
Cash equivalents	$11.5	$—	$—	$11.5
Derivatives
Currency forward contracts	—	1.2	—	1.2
Other	11.8	—	10.9	22.7
Total	$23.3	$1.2	$10.9	$35.4
Liabilities
Derivatives
Interest rate swap agreements	$—	$(6.4)	$—	$(6.4)
Currency forward contracts	—	(0.8)	—	(0.8)
Commodity hedging instruments	—	(0.4)	—	(0.4)
Long-term debt	—	—	(38.3)	(38.3)
Total	$—	$(7.6)	$(38.3)	$(45.9)
The following table presents the Company’s financial assets and liabilities measured at fair value on a recurring basis at September 30, 2015:

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Unobservable Inputs (Level 3)	Total
	(In millions)
Assets
Cash equivalents	$28.6	$—	$—	$28.6
Other	8.9	—	—	8.9
Total	$37.5	$—	$—	$37.5
Liabilities
Derivatives
Interest rate swap agreements	$—	$(13.4)	$—	$(13.4)
Currency forward contracts	—	(0.7)	—	(0.7)
Commodity hedging instruments	—	(4.5)	—	(4.5)
Total	$—	$(18.6)	$—	$(18.6)

THE SCOTTS MIRACLE-GRO COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 17.  OPERATING LEASES
The Company leases certain property and equipment from third parties under various non-cancelable operating lease agreements. Certain lease agreements contain renewal and purchase options. The lease agreements generally require that the Company pay taxes, insurance and maintenance expenses related to the leased assets. Future minimum lease payments for non-cancelable operating leases at September 30, 2016, were as follows (in millions):

2017	$40.9
2018	36.1
2019	30.7
2020	23.5
2021	18.3
Thereafter	21.5
Total future minimum lease payments	$171.0

The Company also leases certain vehicles (primarily cars and light trucks) under agreements that are cancelable after the first year, but typically continue on a month-to-month basis until canceled by the Company. The vehicle leases and certain other non-cancelable operating leases contain residual value guarantees that create a contingent obligation on the part of the Company to compensate the lessor if the leased asset cannot be sold for an amount in excess of a specified minimum value at the conclusion of the lease term. If all such vehicle leases had been canceled as of September 30, 2016, the Company’s residual value guarantee would have approximated $2.6 million.
Other residual value guarantee amounts that apply at the conclusion of non-cancelable lease terms are as follows:

	Amount of Guarantee	Lease Termination Date
	(In millions)
Corporate aircraft	$27.0	2019

Rent expense for fiscal 2016, fiscal 2015 and fiscal 2014 totaled $58.8 million, $56.2 million and $50.6 million, respectively.

NOTE 18.  COMMITMENTS
The Company has the following unconditional purchase obligations due during each of the next five fiscal years that have not been recognized in the Consolidated Balance Sheet at September 30, 2016 (in millions):

2017	$140.4
2018	66.1
2019	33.8
2020	23.0
2021	15.6
Thereafter	6.2
$285.1

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
Regulatory Matters
At September 30, 2016, $4.0 million was accrued in the “Other liabilities” line in the Consolidated Balance Sheet for environmental actions, the majority of which are for site remediation. The amounts accrued are believed to be adequate to cover such known environmental exposures based on current facts and estimates of likely outcomes. Although it is reasonably possible that the costs to resolve such known environmental exposures will exceed the amounts accrued, any variation from accrued amounts is not expected to be material.
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
In connection with the sale of wild bird food products that were the subject of a voluntary recall in 2008, the Company has been named as a defendant in four putative class actions filed on and after June 27, 2012, which have now been consolidated in the United States District Court for the Southern District of California as In re Morning Song Bird Food Litigation, Lead Case No. 3:12-cv-01592-JAH-RBB. The plaintiffs allege various statutory and common law claims associated with the Company’s sale of wild bird food products and a plea agreement entered into in previously pending government proceedings associated with such sales. The plaintiffs allege, among other things, a purported class action on behalf of all persons and entities in the United States who purchased certain bird food products. The plaintiffs assert hundreds of millions of dollars in monetary damages (actual, compensatory, consequential, and restitution), punitive and treble damages; injunctive and declaratory relief; pre-judgment and post-judgment interest; and costs and attorneys’ fees. The Company disputes the plaintiffs’ assertions and intends to vigorously defend the consolidated action. At this point in the proceedings, it is not currently possible to reasonably estimate a probable loss, if any, associated with the action and, accordingly, no reserves have been recorded in the Company’s consolidated financial statements with respect to the action. There can be no assurance that this action, whether as a result of an adverse outcome or as a result of significant defense costs, will not have a material adverse effect on the Company’s financial condition, results of operations or cash flows.
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

THE SCOTTS MIRACLE-GRO COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Trade accounts receivable are exposed to a concentration of credit risk with retailers principally located in the United States. The Company’s retail customers include home centers, mass merchandisers, warehouse clubs, large hardware chains, independent hardware stores, nurseries, garden centers, food and drug stores, and indoor gardening and hydroponic stores. Concentrations of net sales and accounts receivable in the United States as a percentage of consolidated net sales and accounts receivable at September 30 were as follows:

	Percentage of Net Sales			Percentage of Net Accounts Receivable at September 30,
	2016	2015	2014	2016	2015
Concentration in United States	82%	81%	80%	74%	69%

The remainder of the Company’s net sales and accounts receivable at September 30, 2016, 2015 and 2014 were generated from customers located outside of the United States, primarily retailers, distributors and nurseries in Europe, Canada and Australia. No concentrations of these customers or individual customers within this group accounted for more than 10% of the Company’s net sales or accounts receivable for any period presented above.
The Company’s three largest customers are the only customers that individually represent more than 10% of reported consolidated net sales and accounts receivable for each of the last three fiscal years. These three customers accounted for the following percentages of net sales for the fiscal years ended September 30:

	Percentage of Net Sales
	2016	2015	2014
Home Depot	34%	33%	35%
Lowe’s	16%	17%	19%
Walmart	11%	12%	13%

Accounts receivable for these three largest customers as a percentage of consolidated accounts receivable were 56% and 60% for September 30, 2016 and 2015, respectively.

NOTE 21.  OTHER INCOME, NET
Other (income) expense consisted of the following:

	Year Ended September 30,
	2016	2015	2014
	(In millions)
Royalty income, net	$(6.2)	$(1.3)	$(1.8)
Interest on loans receivable	(3.9)	—	—
Foreign currency losses	0.7	1.6	1.0
Gain on investment of unconsolidated affiliate	—	—	(5.7)
Other	(4.4)	(2.4)	(4.2)
Total	$(13.8)	$(2.1)	$(10.7)

THE SCOTTS MIRACLE-GRO COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 22.  SEGMENT INFORMATION
The Company divides its business into three reportable segments: U.S. Consumer, Europe Consumer and Other. These segments differ from those used in prior periods due to the change in internal organization structure associated with Project Focus, which is a series of initiatives announced in the first quarter of fiscal 2016 designed to maximize the value of the Company’s non-core assets and focus on emerging categories of the lawn and garden industry in its core U.S. business. On April 13, 2016, as part of this project, the Company completed the contribution of the SLS Business to a newly formed subsidiary of TruGreen Holdings in exchange for a minority equity interest of approximately 30% in the TruGreen Joint Venture. As a result, effective in its second quarter of fiscal 2016, the Company classified its results of operations for all periods presented to reflect the SLS Business as a discontinued operation and classified the assets and liabilities of the SLS Business as held for sale. The prior period amounts have been reclassified to conform with the new segments. This division of reportable segments is consistent with how the segments report to and are managed by the chief operating decision maker of the Company.
U.S. Consumer consists of the Company’s consumer lawn and garden business located in the geographic United States. Europe Consumer consists of the Company’s consumer lawn and garden business located in geographic Europe. Other consists of the Company’s consumer lawn and garden businesses in geographies other than the U.S. and Europe, the Company’s indoor, urban and hydroponic gardening business, and revenues and expenses associated with the Company’s supply agreements with Israel Chemicals, Ltd. Corporate consists of general and administrative expenses and certain other income/expense items not allocated to the business segments.
Segment performance is evaluated based on several factors, including income (loss) from continuing operations before amortization, impairment, restructuring and other charges, which is not a GAAP measure. Senior management uses this measure of operating profit (loss) to evaluate segment performance because the Company believes this measure is indicative of performance trends and the overall earnings potential of each segment.

THE SCOTTS MIRACLE-GRO COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following tables present summarized financial information concerning the Company’s reportable segments for the periods indicated:

	Year Ended September 30,
	2016	2015	2014
	(In millions)
Net sales:
U.S. Consumer	$2,187.4	$2,141.8	$2,037.4
Europe Consumer	274.2	304.7	336.7
Other	374.5	281.5	204.2
Consolidated	$2,836.1	$2,728.0	$2,578.3
Income from continuing operations before income taxes:
U.S. Consumer	$500.4	$439.2	$399.7
Europe Consumer	13.5	14.1	20.9
Other	20.8	12.3	17.4
Segment total	534.7	465.6	438.0
Corporate	(96.8)	(98.5)	(92.0)
Intangible asset amortization	(18.0)	(15.0)	(12.3)
Impairment, restructuring and other	27.7	(90.0)	(50.0)
Equity in income of unconsolidated affiliates	19.5	—	—
Costs related to refinancing	(8.8)	—	(10.7)
Interest expense	(65.6)	(50.5)	(47.3)
Consolidated	$392.7	$211.6	$225.7
Depreciation and amortization:
U.S. Consumer	$47.7	$45.5	$43.5
Europe Consumer	7.2	8.6	11.5
Other	15.5	9.6	5.5
	$70.4	$63.7	$60.5
Capital expenditures:
U.S. Consumer	$46.3	$52.5	$78.6
Europe Consumer	3.0	3.1	4.1
Other	7.4	2.4	1.7
	$56.7	$58.0	$84.4

	September 30,
	2016	2015
	(In millions)
Total assets:
U.S. Consumer	$1,770.7	$1,622.5
Europe Consumer	192.1	217.9
Other	568.1	324.1
Corporate	277.9	142.4
Assets held for sale	—	220.3
Consolidated	$2,808.8	$2,527.2

THE SCOTTS MIRACLE-GRO COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table presents net sales by product category:

	Year Ended September 30,
	2016	2015	2014
Net sales:
Lawn care	29%	31%	33%
Growing media	38	38	36
Controls	15	16	16
Roundup® Marketing Agreement	5	4	5
Other, primarily gardening, hydroponics and landscape	13	11	10
Segment total product sales	100%	100%	100%

The following table presents net sales and long-lived assets (property, plant and equipment and finite-lived intangibles) by geographic area:

	Year Ended September 30,
	2016	2015	2014
	(In millions)
Net sales:
United States	$2,315.1	$2,220.0	$2,065.2
International	521.0	508.0	513.1
	$2,836.1	$2,728.0	$2,578.3
Long-lived assets:
United States	$531.0	$540.6	$448.0
International	205.9	73.8	91.1
	$736.9	$614.4	$539.1

THE SCOTTS MIRACLE-GRO COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 23.  QUARTERLY CONSOLIDATED FINANCIAL INFORMATION (UNAUDITED)
The following is a summary of the unaudited quarterly results of operations:

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Full Year
	(In millions, except per share data)
FISCAL 2016
Net sales	$194.5	$1,245.2	$994.1	$402.3	$2,836.1
Gross profit	16.7	521.6	357.4	99.7	995.4
Income (loss) from continuing operations	(79.3)	225.8	127.0	(20.2)	253.3
Income (loss) from discontinued operations, net of tax	(1.5)	(16.0)	85.7	(6.7)	61.5
Net income (loss)	(80.8)	209.8	212.7	(26.9)	314.8
Income (loss) attributable to controlling interest	(81.3)	210.1	213.1	(26.6)	315.3
Basic income (loss) per Common Share:
Income (loss) from continuing operations	$(1.30)	$3.68	$2.09	$(0.33)	$4.15
Income (loss) from discontinued operations, net of tax	(0.02)	(0.26)	1.40	(0.11)	1.01
Basic net income (loss) per Common Share	$(1.32)	$3.42	$3.49	$(0.44)	$5.16
Common Shares used in basic EPS calculation	61.5	61.4	61.1	60.6	61.1
Diluted income (loss) per Common Share:
Income (loss) from continuing operations	$(1.30)	$3.64	$2.06	$(0.33)	$4.09
Income (loss) from discontinued operations, net of tax	(0.02)	(0.26)	1.38	(0.11)	1.00
Diluted net income (loss) per Common Share	$(1.32)	$3.38	$3.44	$(0.44)	$5.09
Common Shares and dilutive potential Common Shares used in diluted EPS calculation	61.5	62.2	61.9	60.6	62.0
FISCAL 2015
Net sales	$169.5	$1,071.8	$1,111.3	$375.4	$2,728.0
Gross profit	6.6	424.8	385.8	90.8	908.0
Income (loss) from continuing operations	(74.6)	138.6	115.1	(41.3)	137.8
Income (loss) from discontinued operations, net of tax	0.6	(14.3)	17.9	16.7	20.9
Net income (loss)	(74.0)	124.3	133.0	(24.6)	158.7
Income (loss) attributable to controlling interest	(74.6)	124.6	133.4	(23.6)	159.8
Basic income (loss) per Common Share:
Income (loss) from continuing operations	$(1.24)	$2.28	$1.89	$(0.65)	$2.27
Income (loss) from discontinued operations	0.01	(0.23)	0.29	0.27	0.35
Basic net income (loss) per Common Share	$(1.23)	$2.05	$2.18	$(0.38)	$2.62
Common Shares used in basic EPS calculation	60.8	60.9	61.3	61.4	61.1
Diluted income (loss) per Common Share:
Income (loss) from continuing operations	$(1.24)	$2.24	$1.85	$(0.65)	$2.23
Income (loss) from discontinued operations	0.01	(0.23)	0.29	0.27	0.34
Diluted net income (loss) per Common Share	$(1.23)	$2.01	$2.14	$(0.38)	$2.57
Common Shares and dilutive potential Common Shares used in diluted EPS calculation	60.8	62.1	62.3	61.4	62.2

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
Significant impairment, restructuring and other charges / recoveries reflected in the quarterly financial information during fiscal 2016 are as follows: first quarter restructuring costs of $9.3 million including $5.4 million in costs related to consumer complaints and claims related to the reformulated Bonus® S fertilizer product sold in the southeastern United States during fiscal 2015, $2.8 million in transaction related costs associated with the divestiture of the SLS Business and costs of $0.9 million related to other transaction activity associated with Project Focus; second quarter net recoveries of $36.5 million including insurance reimbursement recoveries of $50.0 million related to Bonus® S insurance reimbursements, a charge of $9.0 million for the resolution of a prior SLS Business litigation matter, $1.6 million in transaction related costs associated with the divestiture of the SLS Business and costs of $1.7 million related to other transaction activity associated with Project Focus; third quarter net recoveries of $5.4 million related to Bonus® S insurance reimbursements; and fourth quarter restructuring costs of $6.7 million associated with Project Focus including costs of $5.4 million related to termination benefits for U.S. and international employees and costs of $2.3 million related to other transaction activity.
Significant impairment, restructuring and other charges reflected in the quarterly financial information during fiscal 2015 are as follows: first quarter restructuring costs of $9.6 million related to termination benefits for U.S. and international employees; second quarter restructuring costs of $5.1 million related to termination benefits for U.S. and international employees; third quarter restructuring costs of $6.6 million related to termination benefits for U.S. and international employees and the liquidation and exit from the U.K. Solus business, and $37.7 million in costs related to consumer complaints and claims related to the reformulated Bonus® S fertilizer product sold in the southeastern United States during fiscal 2015; and fourth quarter restructuring costs of $0.9 million related to termination benefits for U.S. and international employees, and $24.7 million in charges related to Bonus® S insurance reimbursements.

NOTE 24.  FINANCIAL INFORMATION FOR SUBSIDIARY GUARANTORS AND NON-GUARANTORS
The 6.000% Senior Notes were issued on October 13, 2015 and are guaranteed by certain of the Company’s domestic subsidiaries and, therefore, the Company reports condensed consolidating financial information in accordance with SEC Regulation S-X Rule 3-10, Financial Statements of Guarantors and Issuers of Guaranteed Securities Registered or Being Registered. On January 15, 2014 and December 15, 2015, Scotts Miracle-Gro redeemed, respectively, all of its outstanding $200.0 million aggregate principal amount of 7.25% Senior Notes and $200.0 million aggregate principal amount of 6.625% Senior Notes, each of which were previously guaranteed by certain of its domestic subsidiaries. The guarantees are “full and unconditional,” as those terms are used in Regulation S-X Rule 3-10, except that a subsidiary’s guarantee will be released in certain customary circumstances, such as (1) upon any sale or other disposition of all or substantially all of the assets of the subsidiary (including by way of merger or consolidation) to any person other than Scotts Miracle-Gro or any “restricted subsidiary” under the indenture governing the 6.000% Senior Notes; (2) if the subsidiary merges with and into Scotts Miracle-Gro, with Scotts Miracle-Gro surviving such merger; (3) if the subsidiary is designated an “unrestricted subsidiary” in accordance with the indenture governing the 6.000% Senior Notes or otherwise ceases to be a “restricted subsidiary” (including by way of liquidation or dissolution) in a transaction permitted by such indenture; (4) upon legal or covenant defeasance; (5) at the election of Scotts Miracle-Gro following the subsidiary’s release as a guarantor under the new credit agreement, except a release by or as a result of the repayment of the new credit agreement; or (6) if the subsidiary ceases to be a “restricted subsidiary” and the subsidiary is not otherwise required to provide a guarantee of the 6.000% Senior Notes pursuant to the indenture governing the 6.000% Senior Notes. SLS Holdings, Inc. was added as a guarantor effective in the three-month period ending July 2, 2016, and HGCI, Inc. and GenSource, Inc. were added as guarantors effective in the three-month period ending January 2, 2016, and have been classified as Guarantors for all periods presented. SLS Holdings, Inc., HGCI, Inc. and GenSource, Inc. did not have any activity for fiscal 2015.
The following 100% directly or indirectly owned subsidiaries fully and unconditionally guarantee at September 30, 2016 the 6.000% Senior Notes on a joint and several basis: Gutwein & Co., Inc.; Hyponex Corporation; Miracle-Gro Lawn Products, Inc.; OMS Investments, Inc.; Rod McLellan Company; Sanford Scientific, Inc.; Scotts Temecula Operations, LLC; Scotts Manufacturing Company; Scotts Products Co.; Scotts Professional Products Co.; Scotts-Sierra Investments LLC; SMG Growing Media, Inc.; Swiss Farms Products, Inc.; SMGM LLC; The Scotts Company LLC; The Hawthorne Gardening Company; Hawthorne Hydroponics LLC; HGCI, Inc.; GenSource, Inc.; and SLS Holdings, Inc. (collectively, the “Guarantors”). Effective in the three-month period ending July 2, 2016, the SLS Business was contributed to the TruGreen Joint Venture and the Company classified its results of operations for all periods presented to reflect the SLS Business as a discontinued operation and classified the assets and liabilities as held for sale within the financial information of the Guarantors. Subsequent to their contribution to the TruGreen Joint Venture, EG Systems, LLC (formerly known as EG Systems, Inc.) and SLS Franchise Systems LLC are no longer guarantors of the 6.000% Senior Notes.

THE SCOTTS MIRACLE-GRO COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following information presents Condensed Consolidating Statements of Operations for each of the three years ended September 30, 2016, 2015 and 2014, Condensed Consolidating Statements of Comprehensive Income (Loss) for each of the three years ended September 30, 2016, 2015 and 2014, Condensed Consolidating Statements of Cash Flows for each of the three years ended September 30, 2016, 2015 and 2014, and Condensed Consolidating Balance Sheets as of September 30, 2016 and 2015. The condensed consolidating financial information presents, in separate columns, financial information for: Scotts Miracle-Gro on a Parent-only basis, carrying its investment in subsidiaries under the equity method; Guarantors on a combined basis, carrying their investments in subsidiaries which do not guarantee the debt (collectively, the “Non-Guarantors”) under the equity method; Non-Guarantors on a combined basis; and eliminating entries. The eliminating entries primarily reflect intercompany transactions, such as interest expense, accounts receivable and payable, short and long-term debt, and the elimination of equity investments, return on investments and income in subsidiaries. Because the Parent is obligated to pay the unpaid principal amount and interest on all amounts borrowed by the Guarantors or Non-Guarantors under the credit facility (and was obligated to pay the unpaid principal amount and interest on all amounts borrowed by the Guarantors and Non-Guarantors under the previous senior secured five-year revolving loan facility), the borrowings and related interest expense for the loans outstanding of the Guarantors and Non-Guarantors are also presented in the accompanying Parent-only financial information, and are then eliminated. Included in the Parent Condensed Consolidating Statement of Cash Flows for fiscal 2016 are $934.4 million of dividends paid by the Guarantors and Non-Guarantors to the Parent representing return of investments and as such are classified within cash flows used in investing activities. Included in the Parent Condensed Consolidating Statement of Cash Flows for fiscal 2015 and fiscal 2014 are $255.5 million and $422.8 million, respectively, of dividends paid by the Guarantors and Non-Guarantors to the Parent representing return on investments and as such are classified within cash flows from operating activities.

THE SCOTTS MIRACLE-GRO COMPANY
Condensed, Consolidating Statement of Operations
for the fiscal year ended September 30, 2016
(in millions)

	Parent	Subsidiary Guarantors	Non- Guarantors	Eliminations	Consolidated
Net sales	$—	$2,285.6	$550.5	$—	$2,836.1
Cost of sales	—	1,434.4	398.6	—	1,833.0
Cost of sales—impairment, restructuring and other	—	5.9	1.8	—	7.7
Gross profit	—	845.3	150.1	—	995.4
Operating expenses:
Selling, general and administrative	—	455.4	140.2	1.5	597.1
Impairment, restructuring and other	—	(49.1)	1.9	—	(47.2)
Other (income) loss, net	(0.5)	(12.8)	(0.5)	—	(13.8)
Income (loss) from operations	0.5	451.8	8.5	(1.5)	459.3
Equity (income) loss in subsidiaries	(348.2)	(8.4)	—	356.6	—
Other non-operating (income) loss	(22.0)	—	(22.4)	44.4	—
Equity in (income)/loss of unconsolidated affiliates	—	(7.9)	0.1	—	(7.8)
Costs related to refinancing	8.8	—	—	—	8.8
Interest expense	62.1	43.6	4.3	(44.4)	65.6
Income (loss) from continuing operations before income taxes	299.8	424.5	26.5	(358.1)	392.7
Income tax (benefit) expense from continuing operations	(17.2)	147.3	9.3	—	139.4
Income (loss) from continuing operations	317.0	277.2	17.2	(358.1)	253.3
Income from discontinued operations, net of tax	—	61.5	—	—	61.5
Net income (loss)	$317.0	$338.7	$17.2	$(358.1)	$314.8
Net (income) loss attributable to noncontrolling interest	—	—	—	0.5	0.5
Net income (loss) attributable to controlling interest	$317.0	$338.7	$17.2	$(357.6)	$315.3

THE SCOTTS MIRACLE-GRO COMPANY
Condensed, Consolidating Statement of Comprehensive Income (Loss)
for the twelve months ended September 30, 2016
(In millions)

	Parent	Subsidiary Guarantors	Non- Guarantors	Eliminations	Consolidated
Net income (loss)	$317.0	$338.7	$17.2	$(358.1)	$314.8
Other comprehensive income (loss), net of tax:
Net foreign currency translation adjustment	(6.2)	—	(6.2)	6.2	(6.2)
Net change in derivatives	4.3	0.3	—	(0.3)	4.3
Net change in pension and other post retirement benefits	(8.2)	0.4	(8.6)	8.2	(8.2)
Total other comprehensive income (loss)	(10.1)	0.7	(14.8)	14.1	(10.1)
Comprehensive income (loss)	$306.9	$339.4	$2.4	$(344.0)	$304.7

THE SCOTTS MIRACLE-GRO COMPANY
Condensed, Consolidating Statement of Cash Flows
for the fiscal year ended September 30, 2016
(in millions)

	Parent	Subsidiary Guarantors	Non- Guarantors	Eliminations	Consolidated
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES(a)	$18.0	$212.8	$10.2	$(3.6)	$237.4
INVESTING ACTIVITIES(a)
Proceeds from sale of long-lived assets	—	2.4	—	—	2.4
Investments in property, plant and equipment	—	(49.0)	(9.3)	—	(58.3)
Investments in loans receivable	—	(90.0)	—	—	(90.0)
Net distributions from unconsolidated affiliates	—	194.1	—	—	194.1
Cash contributed to TruGreen Joint Venture	—	(24.2)	—	—	(24.2)
Investments in acquired businesses, net of cash acquired	—	—	(158.4)	—	(158.4)
Return of investments from affiliates	934.3	—	—	(934.3)	—
Investing cash flows from (to) affiliates	(914.2)	(29.1)	—	943.3	—
Net cash provided by (used in) investing activities	20.1	4.2	(167.7)	9.0	(134.4)
FINANCING ACTIVITIES
Borrowings under revolving and bank lines of credit and term loans	—	1,819.5	249.6	—	2,069.1
Repayments under revolving and bank lines of credit and term loans	—	(1,937.7)	(212.7)	—	(2,150.4)
Proceeds from issuance of 6.000% Senior Notes	400.0	—	—	—	400.0
Repayment of 6.625% Senior Notes	(200.0)	—	—	—	(200.0)
Financing and issuance fees	(11.2)	—	—	—	(11.2)
Dividends paid	(116.6)	(909.4)	(26.5)	935.9	(116.6)
Purchase of Common Shares	(130.8)	—	—	—	(130.8)
Payments on seller notes	—	(2.3)	(0.5)	—	(2.8)
Excess tax benefits from share-based payment arrangements	5.8	—	—	—	5.8
Cash received from exercise of stock options	14.7	—	—	—	14.7
Financing cash flows from (to) affiliates	—	808.2	133.1	(941.3)	—
Net cash provided by (used in) financing activities	(38.1)	(221.7)	143.0	(5.4)	(122.2)
Effect of exchange rate changes on cash	—	—	(2.1)	—	(2.1)
Net increase (decrease) in cash and cash equivalents	—	(4.7)	(16.6)	—	(21.3)
Cash and cash equivalents at beginning of year	—	7.4	64.0	—	71.4
Cash and cash equivalents at end of year	$—	$2.7	$47.4	$—	$50.1

(a)
Cash received by the Parent from the Guarantors and non Guarantors in the form of dividends in the amount of $934.4 million represent return of investments and are included in cash flows from investing activities. Cash received by the Guarantors from the Non-Guarantors in the form of dividends in the amount of $1.5 million represent return on investments and are included in the cash flows from operating activities.

THE SCOTTS MIRACLE-GRO COMPANY
Condensed, Consolidating Balance Sheet
As of September 30, 2016
(in millions)

	Parent	Subsidiary Guarantors	Non- Guarantors	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$—	$2.7	$47.4	$—	$50.1
Accounts receivable, net	—	92.4	104.0	—	196.4
Accounts receivable pledged	—	174.7	—	—	174.7
Inventories	—	327.8	120.4	—	448.2
Prepaid and other current assets	0.1	82.8	39.4	—	122.3
Total current assets	0.1	680.4	311.2	—	991.7
Investment in unconsolidated affiliates	—	100.3	0.7	—	101.0
Property, plant and equipment, net	—	392.1	78.7	—	470.8
Goodwill	—	260.4	101.2	11.6	373.2
Intangible assets, net	—	596.4	144.3	10.2	750.9
Other assets	19.2	103.8	0.7	(2.5)	121.2
Equity investment in subsidiaries	808.8	—	—	(808.8)	—
Intercompany assets	1,013.0	—	—	(1,013.0)	—
Total assets	$1,841.1	$2,133.4	$636.8	$(1,802.5)	$2,808.8
LIABILITIES AND EQUITY
Current liabilities:
Current portion of debt	$15.0	$154.2	$30.8	$(15.0)	$185.0
Accounts payable	—	108.8	57.1	—	165.9
Other current liabilities	16.6	143.6	82.0	—	242.2
Total current liabilities	31.6	406.6	169.9	(15.0)	593.1
Long-term debt	1,091.1	575.7	117.2	(652.9)	1,131.1
Other liabilities	3.2	268.7	76.0	2.4	350.3
Equity investment in subsidiaries	—	161.0	—	(161.0)	—
Intercompany liabilities	—	147.2	187.1	(334.3)	—
Total liabilities	1,125.9	1,559.2	550.2	(1,160.8)	2,074.5
Total equity—controlling interest	715.2	574.2	86.6	(660.8)	715.2
Noncontrolling interest	—	—	—	19.1	19.1
Total equity	715.2	574.2	86.6	(641.7)	734.3
Total liabilities and equity	$1,841.1	$2,133.4	$636.8	$(1,802.5)	$2,808.8

THE SCOTTS MIRACLE-GRO COMPANY
Condensed, Consolidating Statement of Operations
for the fiscal year ended September 30, 2015
(in millions)

	Parent	Subsidiary Guarantors	Non- Guarantors	Eliminations	Consolidated
Net sales	$—	$2,192.1	$535.9	$—	$2,728.0
Cost of sales	—	1,426.7	386.7	—	1,813.4
Cost of sales—impairment, restructuring and other	—	3.1	3.5	—	6.6
Gross profit	—	762.3	145.7	—	908.0
Operating expenses:
Selling, general and administrative	—	429.4	140.3	1.7	571.4
Impairment, restructuring and other	—	69.6	7.0	—	76.6
Other (income) loss, net	—	(3.2)	1.1	—	(2.1)
Income (loss) from operations	—	266.5	(2.7)	(1.7)	262.1
Equity (income) loss in subsidiaries	(179.2)	(6.1)	—	185.3	—
Other non-operating (income) loss	(27.9)	—	(23.5)	51.4	—
Costs related to refinancing	—	—	—	—	—
Interest expense	55.2	44.1	2.6	(51.4)	50.5
Income (loss) from continuing operations before income taxes	151.9	228.5	18.2	(187.0)	211.6
Income tax (benefit) expense from continuing operations	(9.6)	77.0	6.4	—	73.8
Income (loss) from continuing operations	161.5	151.5	11.8	(187.0)	137.8
Income from discontinued operations, net of tax	—	20.9	—	—	20.9
Net income (loss)	$161.5	$172.4	$11.8	$(187.0)	$158.7
Net (income) loss attributable to noncontrolling interest	—	—	—	1.1	1.1
Net income (loss) attributable to controlling interest	$161.5	$172.4	$11.8	$(185.9)	$159.8

THE SCOTTS MIRACLE-GRO COMPANY
Condensed, Consolidating Statement of Comprehensive Income (Loss)
for the twelve months ended September 30, 2015
(In millions)

	Parent	Subsidiary Guarantors	Non- Guarantors	Eliminations	Consolidated
Net income (loss)	$161.5	$172.4	$11.8	$(187.0)	$158.7
Other comprehensive income (loss), net of tax:
Net foreign currency translation adjustment	(14.2)	—	(14.2)	14.2	(14.2)
Net change in derivatives	(2.1)	(0.8)	—	0.8	(2.1)
Net change in pension and other post retirement benefits	(4.3)	(5.4)	1.1	4.3	(4.3)
Total other comprehensive income (loss)	(20.6)	(6.2)	(13.1)	19.3	(20.6)
Comprehensive income (loss)	$140.9	$166.2	$(1.3)	$(167.7)	$138.1

THE SCOTTS MIRACLE-GRO COMPANY
Condensed, Consolidating Statement of Cash Flows
for the fiscal year ended September 30, 2015
(in millions)

	Parent	Subsidiary Guarantors	Non- Guarantors	Eliminations	Consolidated
NET CASH PROVIDED BY (USED IN)OPERATING ACTIVITIES(a)	$239.4	$249.3	$39.5	$(281.3)	$246.9
INVESTING ACTIVITIES(a)
Proceeds from sale of long-lived assets	—	5.5	—	—	5.5
Investments in property, plant and equipment	—	(56.6)	(5.1)	—	(61.7)
Investing cash flows from (to) affiliates	(141.9)	—	—	141.9	—
Investments in acquired businesses, net of cash acquired	—	(170.8)	(9.4)	—	(180.2)
Investment in marketing and license agreement	—	(300.0)	—	—	(300.0)
Net cash used in investing activities	(141.9)	(521.9)	(14.5)	141.9	(536.4)
FINANCING ACTIVITIES
Borrowings under revolving and bank lines of credit and term loans	—	1,568.1	267.9	—	1,836.0
Repayments under revolving and bank lines of credit and term loans	—	(1,284.1)	(173.9)	—	(1,458.0)
Financing and issuance fees	(0.4)	(0.1)	—	—	(0.5)
Dividends paid	(111.3)	(255.5)	(25.8)	281.3	(111.3)
Purchase of Common Shares	(14.8)	—	—	—	(14.8)
Payments on seller notes	—	(1.5)	—	—	(1.5)
Excess tax benefits from share-based payment arrangements	4.7	—	—	—	4.7
Cash received from exercise of stock options	24.3	—	—	—	24.3
Financing cash flows from (to) affiliates	—	230.0	(88.1)	(141.9)	—
Net cash provided by (used in) financing activities	(97.5)	256.9	(19.9)	139.4	278.9
Effect of exchange rate changes on cash	—	—	(7.3)	—	(7.3)
Net increase (decrease) in cash and cash equivalents	—	(15.7)	(2.2)	—	(17.9)
Cash and cash equivalents at beginning of year	—	23.1	66.2	—	89.3
Cash and cash equivalents at end of year	$—	$7.4	$64.0	$—	$71.4

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

THE SCOTTS MIRACLE-GRO COMPANY
Condensed, Consolidating Balance Sheet
As of September 30, 2015
(in millions)

	Parent	Subsidiary Guarantors	Non- Guarantors	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$—	$7.4	$64.0	$—	$71.4
Accounts receivable, net	—	63.3	94.4	—	157.7
Accounts receivable, pledged	—	152.9	—	—	152.9
Inventories	—	306.9	88.9	—	395.8
Assets held for sale	—	220.3	—	—	220.3
Prepaid and other current assets	—	86.4	34.7	—	121.1
Total current assets	—	837.2	282.0	—	1,119.2
Property, plant and equipment, net	—	388.0	56.1	—	444.1
Goodwill	—	260.2	12.0	11.6	283.8
Intangible assets, net	—	584.6	58.8	11.7	655.1
Other assets	16.3	11.0	15.0	(17.3)	25.0
Equity investment in subsidiaries	461.3	—	—	(461.3)	—
Intercompany assets	1,179.4	—	—	(1,179.4)	—
Total assets	$1,657.0	$2,081.0	$423.9	$(1,634.7)	$2,527.2
LIABILITIES AND EQUITY
Current liabilities:
Current portion of debt	$—	$122.9	$9.7	$—	$132.6
Accounts payable	—	136.7	56.4	—	193.1
Liabilities held for sale	—	41.7	—	—	41.7
Other current liabilities	15.5	162.7	73.0	—	251.2
Total current liabilities	15.5	464.0	139.1	—	618.6
Long-term debt	1,016.3	724.9	100.1	(816.3)	1,025.0
Other liabilities	4.5	226.0	32.3	(12.3)	250.5
Equity investment in subsidiaries	—	156.2	—	(156.2)	—
Intercompany liabilities	—	296.6	47.5	(344.1)	—
Total liabilities	1,036.3	1,867.7	319.0	(1,328.9)	1,894.1
Total equity—controlling interest	620.7	213.3	104.9	(318.2)	620.7
Noncontrolling interest	—	—	—	12.4	12.4
Total equity	620.7	213.3	104.9	(305.8)	633.1
Total liabilities and equity	$1,657.0	$2,081.0	$423.9	$(1,634.7)	$2,527.2

THE SCOTTS MIRACLE-GRO COMPANY
Condensed, Consolidating Statement of Operations
for the fiscal year ended September 30, 2014
(in millions)

	Parent	Subsidiary Guarantors	Non- Guarantors	Eliminations	Consolidated
Net sales	$—	$2,051.0	$527.3	$—	$2,578.3
Cost of sales	—	1,318.8	369.4	—	1,688.2
Gross profit	—	732.2	157.9	—	890.1
Operating expenses:
Selling, general and administrative	—	421.9	145.2	—	567.1
Impairment, restructuring and other	—	47.2	2.8	—	50.0
Other (income) loss, net	—	(8.6)	(2.1)	—	(10.7)
Income (loss) from operations	—	271.7	12.0	—	283.7
Equity (income) loss in subsidiaries	(193.2)	(8.9)	—	202.1	—
Other non-operating (income) loss	(21.3)	—	(22.2)	43.5	—
Costs related to refinancing	10.7	—	—	—	10.7
Interest expense	52.5	37.4	0.9	(43.5)	47.3
Income (loss) from continuing operations before income taxes	151.3	243.2	33.3	(202.1)	225.7
Income tax (benefit) expense from continuing operations	(14.9)	83.6	11.5	—	80.2
Income (loss) from continuing operations	166.2	159.6	21.8	(202.1)	145.5
Income (loss) from discontinued operations, net of tax	—	20.3	0.4	—	20.7
Net income (loss)	$166.2	$179.9	$22.2	$(202.1)	$166.2
Net (income) loss attributable to noncontrolling interest	0.3	0.3	—	(0.3)	0.3
Net income (loss) attributable to controlling interest	$166.5	$180.2	$22.2	$(202.4)	$166.5

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

THE SCOTTS MIRACLE-GRO COMPANY
Condensed, Consolidating Statement of Cash Flows
for the fiscal year ended September 30, 2014
(in millions)

	Parent	Subsidiary Guarantors	Non- Guarantors	Eliminations	Consolidated
NET CASH PROVIDED BY (USED IN)OPERATING ACTIVITIES(a)	$388.8	$254.5	$21.7	$(424.1)	$240.9
INVESTING ACTIVITIES(a)
Proceeds from sale of long-lived assets	—	3.7	—	—	3.7
Proceeds from sale of business, net of transaction costs	—	6.6	0.6	—	7.2
Investments in property, plant and equipment	—	(81.0)	(6.6)	—	(87.6)
Proceeds from sale and leaseback transaction	—	35.1	—	—	35.1
Investments in acquired businesses, net of cash acquired	—	(58.9)	(55.1)	—	(114.0)
Net cash used in investing activities	—	(94.5)	(61.1)	—	(155.6)
FINANCING ACTIVITIES
Borrowings under revolving and bank lines of credit and term loans	—	1,596.1	336.7	—	1,932.8
Repayments under revolving and bank lines of credit and term loans	—	(1,184.7)	(340.6)	—	(1,525.3)
Repayment of 7.25% Senior Notes	(200.0)	—	—	—	(200.0)
Financing and issuance fees	(6.1)	—	—	—	(6.1)
Dividends paid	(230.8)	(404.9)	(19.2)	424.1	(230.8)
Purchase of Common Shares	(120.0)	—	—	—	(120.0)
Payments on seller notes	—	(0.8)	—	—	(0.8)
Excess tax benefits from share-based payment arrangements	—	5.9	—	—	5.9
Cash received from exercise of stock options	20.0	—	—	—	20.0
Intercompany financing	148.1	(151.1)	3.0	—	—
Net cash used in financing activities	(388.8)	(139.5)	(20.1)	424.1	(124.3)
Effect of exchange rate changes on cash	—	—	(1.5)	—	(1.5)
Net increase (decrease) in cash and cash equivalents	—	20.5	(61.0)	—	(40.5)
Cash and cash equivalents at beginning of year	—	2.6	127.2	—	129.8
Cash and cash equivalents at end of year	$—	$23.1	$66.2	$—	$89.3

(a)
Cash received by the Parent from the Guarantors in the form of dividends in the amount of $422.8 million represent return on investments and are included in cash flows from operating activities. Cash received by the Guarantors from the Non-Guarantors in the form of dividends in the amount of $1.3 million represent return on investments and are included in the cash flows from operating activities.

Schedule II—Valuation and Qualifying Accounts
for the fiscal year ended September 30, 2016

Column A	Column B	Column C	Column D	Column E	Column F
Classification	Balance at Beginning of Period	Reserves Acquired	Additions Charged to Expense	Deductions Credited and Write-Offs	Balance at End of Period
	(In millions)
Valuation and qualifying accounts deducted from the assets to which they apply:
Allowance for doubtful accounts	$6.5	$—	$4.1	$(3.4)	$7.2
Income tax valuation allowance	45.8	—	(0.9)	0.2	45.1

Schedule II—Valuation and Qualifying Accounts
for the fiscal year ended September 30, 2015

Column A	Column B	Column C	Column D	Column E	Column F
Classification	Balance at Beginning of Period	Reserves Acquired	Additions Charged to Expense	Deductions Credited and Write-Offs	Balance at End of Period
	(In millions)
Valuation and qualifying accounts deducted from the assets to which they apply:
Allowance for doubtful accounts	$5.5	$—	$1.4	$(0.4)	$6.5
Income tax valuation allowance	48.3	—	1.5	(4.0)	45.8

Schedule II—Valuation and Qualifying Accounts
for the fiscal year ended September 30, 2014

Column A	Column B	Column C	Column D	Column E	Column F
Classification	Balance at Beginning of Period	Reserves Acquired	Additions Charged to Expense	Deductions Credited and Write-Offs	Balance at End of Period
	(In millions)
Valuation and qualifying accounts deducted from the assets to which they apply:
Allowance for doubtful accounts	$7.5	$—	$1.6	$(3.6)	$5.5
Income tax valuation allowance	51.5	—	(1.5)	(1.7)	48.3

The Scotts Miracle-Gro Company
Index to Exhibits

Exhibit No.	Description	Location
3.1(a)	Initial Articles of Incorporation of The Scotts Miracle-Gro Company as filed with the Ohio Secretary of State on November 22, 2004	Incorporated herein by reference to the Current Report on Form 8-K of The Scotts Miracle-Gro Company (the “Registrant”) filed March 24, 2005 [Exhibit 3.1]

3.1(b)	Certificate of Amendment by Shareholders to Articles of Incorporation of The Scotts Miracle-Gro Company as filed with the Ohio Secretary of State on March 18, 2005	Incorporated herein by reference to the Registrant’s Current Report on Form 8-K filed March 24, 2005 [Exhibit 3.2]

3.2	Code of Regulations of The Scotts Miracle-Gro Company	Incorporated herein by reference to the Registrant’s Current Report on Form 8-K filed March 24, 2005 [Exhibit 3.3]

4.1(a)	Indenture, dated as of December 16, 2010, by and among The Scotts Miracle-Gro Company, the Guarantors (as defined therein) and U.S. Bank National Association, as trustee	Incorporated herein by reference to the Registrant’s Current Report on Form 8-K filed December 16, 2010 [Exhibit 4.1]

4.1(b)	First Supplemental Indenture, dated as of September 28, 2011, by and among The Scotts Miracle-Gro Company, the Guarantors (as defined therein) and U.S. Bank National Association, as trustee	Incorporated herein by reference to the Registrant’s Annual Report on Form 10-K for the fiscal year ended September 30, 2011 filed November 23, 2011 [Exhibit 4.2(b)]

4.1(c)	Second Supplemental Indenture, dated as of September 30, 2013, among The Scotts Miracle-Gro Company, the Guarantors (as defined therein) and U.S. Bank National Association, as trustee	Incorporated herein by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended December 28, 2013 filed February 6, 2014 [Exhibit 4.2]

4.1(d)	Third Supplemental Indenture, dated as of February 25, 2014, among The Scotts Miracle-Gro Company, the Guarantors (as defined therein) and U.S. Bank National Association, as trustee	Incorporated herein by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended March 29, 2014 filed May 8, 2014 [Exhibit 4.1]

4.1(e)	Fourth Supplemental Indenture, dated March 27, 2015, among The Scotts Miracle-Gro Company, the Guarantors (as defined therein) and U.S. Bank National Association, as trustee	Incorporated herein by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended March 28, 2015 filed May 7, 2015 [Exhibit 4]

4.1(f)	Fifth Supplemental Indenture, dated October 26, 2015, among The Scotts Miracle-Gro Company, the Guarantors (as defined therein) and U.S. Bank National Association, as trustee	Incorporated herein by reference to the Registrant’s Annual Report on Form 10-K for the fiscal year ended September 30, 2015 filed November 24, 2015 [Exhibit 4.1(f)]

4.1(g)	Form of 6.625% Senior Notes due 2020	Incorporated herein by reference to the Registrant’s Current Report on Form 8-K filed December 16, 2010 [Exhibit 4.2]

4.2(a)	Indenture, dated as of October 13, 2015, by and among The Scotts Miracle-Gro Company, the Guarantors (as defined therein) and U.S. Bank National Association, as trustee	Incorporated herein by reference to the Registrant’s Current Report on Form 8-K filed October 14, 2015 [Exhibit 4.1]

4.2(b)	First Supplemental Indenture, dated May 26, 2016, by and among The Scotts Miracle-Gro Company, the Guarantors (as defined therein) and U.S. Bank National Association, as trustee	Incorporated herein by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended July 2, 2016 filed August 10, 2016 [Exhibit 4]

4.2(c)	Form of 6.000% Senior Notes due 2023	Incorporated herein by reference to the Registrant’s Current Report on Form 8-K filed October 14, 2015 [Exhibit 4.2]

4.2(d)
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

10.2(b)
Amendment No. 1, dated as of February 8, 2016, to Fourth Amended and Restated Credit Agreement dated October 29, 2015, by and among The Scotts Miracle-Gro Company, as a Borrower; the Subsidiary Borrowers (as defined therein); JPMorgan Chase Bank, N.A., as Administrative Agent; Bank of America, N.A. and Wells Fargo Bank, National Association, as Co- Syndication Agents; CoBank, ACB, Mizuho Bank, LTD., Coöperatieve Rabobank U.S., New York Branch (formerly known as Coöperatieve Centrale Raiffeisen-Boerenleenbank B.A. “Rabobank Nederland”, New York Branch), TD Bank N.A. and U.S. Bank National Association, as Co-Documentation Agents; and the several other banks and other financial institutions from time to time parties thereto
Incorporated herein by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended January 2, 2016 filed February 11, 2016 [Exhibit 10.3]

10.2(c)
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

10.2(d)
Amendment No. 1, dated July 29, 2016, to Fourth Amended and Restated Guarantee and Collateral Agreement, dated as of October 29, 2015, made by The Scotts Miracle-Gro Company, each domestic Subsidiary Borrower under the Fourth Amended and Restated Credit Agreement, and certain of its and their domestic subsidiaries, in favor of JPMorgan Chase Bank, N.A., as Administrative Agent
Incorporated herein by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended July 2, 2016 filed August 10, 2016 [Exhibit 10]

10.3(a)†
The Scotts Miracle-Gro Company Long-Term Incentive Plan (reflects amendment and restatement of plan formerly known as The Scotts Miracle-Gro Company 2006 Long-Term Incentive Plan) [effective as of January 17, 2013]
Incorporated herein by reference to the Registrant’s Current Report on Form 8-K filed January 24, 2013 [Exhibit 10.1]

10.3(b)†	Specimen form of Deferred Stock Unit Award Agreement for Nonemployee Directors (with Related Dividend Equivalents) used to evidence grants under the Long-Term Incentive Plan	Incorporated herein by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended March 28, 2015 filed May 7, 2015 [Exhibit 10.3]

10.3(c)†
Specimen form of Deferred Stock Unit Award Agreement for Nonemployee Directors Retainer Deferrals (with Related Dividend Equivalents) used to evidence grants which may be made under the Long-Term Incentive Plan
Incorporated herein by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended March 28, 2015 filed May 7, 2015 [Exhibit 10.4]

10.3(d)(i)†
Form of Restricted Stock Unit Award Agreement for Employees (with Related Dividend Equivalents) used to evidence grant of Restricted Stock Units made on December 11, 2013 to James Hagedorn under The Scotts Miracle-Gro Company Long-Term Incentive Plan
Incorporated herein by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended December 28, 2013 filed February 6, 2014 [Exhibit 10.10]

10.3(d)(ii)†
Specimen form of Restricted Stock Unit Award Agreement for Third Party Service-Providers (with Related Dividend Equivalents) used to evidence grants which may be made under the Long-Term Incentive Plan
Incorporated herein by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended March 28, 2015 filed May 7, 2015 [Exhibit 10.5]

10.3(d)(iii)†	Specimen form of Restricted Stock Unit Award Agreement for Employees (with Related Dividend Equivalents) used to evidence grants which may be made under the Long-Term Incentive Plan	Incorporated herein by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended March 28, 2015 filed May 7, 2015 [Exhibit 10.8]

10.3(e)†	Specimen form of Performance Unit Award Agreement for Employees (with Related Dividend Equivalents) used to evidence grants which may be made under the Long-Term Incentive Plan	Incorporated herein by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended March 28, 2015 filed May 7, 2015 [Exhibit 10.6]

10.3(f)(i)†
Specimen form of Nonqualified Stock Option Award Agreement for Employees used to evidence grants of Nonqualified Stock Options made under The Scotts Miracle-Gro Company 2006 Long-Term Incentive Plan (now known as The Scotts Miracle-Gro Company Long-Term Incentive Plan) [October 30, 2007 through October 8, 2008 version]
Incorporated herein by reference to the Registrant’s Annual Report on Form 10-K for the fiscal year ended September 30, 2007 filed November 29, 2007 [Exhibit 10(t)(3)]

10.3(f)(ii)†
Specimen form of Nonqualified Stock Option Award Agreement for Employees used to evidence grants of Nonqualified Stock Options made under The Scotts Miracle-Gro Company Amended and Restated 2006 Long-Term Incentive Plan (now known as The Scotts Miracle-Gro Company Long-Term Incentive Plan) [January 20, 2010 through January 19, 2012 version]
Incorporated herein by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended January 2, 2010 filed February 11, 2010 [Exhibit 10.4]

10.3(f)(iii)†
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

10.3(f)(iv)†	Specimen form of Nonqualified Stock Option Award Agreement for Employees used to evidence grants which may be made under the Long-Term Incentive Plan [post-January 17, 2013 version]	Incorporated herein by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended March 28, 2015 filed May 7, 2015 [Exhibit 10.7]

10.4(a)†	The Scotts Company LLC Amended and Restated Executive Incentive Plan (effective as of January 30, 2014)	Incorporated herein by reference to the Registrant’s Current Report on Form 8-K filed February 5, 2014 [Exhibit 10.1]

10.4(b)(i)†
Specimen form of Employee Confidentiality, Noncompetition, Nonsolicitation Agreement for employees participating in The Scotts Company Executive/Management Incentive Plan (now known as The Scotts Company LLC Amended and Restated Executive Incentive Plan) [2005 version]
Incorporated herein by reference to the Registrant’s Annual Report on Form 10-K for the fiscal year ended September 30, 2008 filed November 25, 2008 [Exhibit 10.2(b)(i)]

10.4(b)(ii)†
Specimen form of Employee Confidentiality, Noncompetition, Nonsolicitation Agreement for employees participating in The Scotts Company LLC Executive/Management Incentive Plan (now known as The Scotts Company LLC Amended and Restated Executive Incentive Plan) [post-2005 version]
Incorporated herein by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended July 1, 2006 filed August 10, 2006 [Exhibit 10.1]

10.4(b)(iii)†
Employee Confidentiality, Noncompetition, Nonsolicitation Agreement, dated as of December 12, 2013, by and between The Scotts Company LLC, all companies controlled by, controlling or under common control with The Scotts Company LLC, and James Hagedorn
Incorporated herein by reference to the Registrant’s Current Report on Form 8-K filed December 17, 2013 [Exhibit 10.2]

10.4(c)†
Form of Retention Award Agreement evidencing the payment of a cash bonus on April 12, 2013 and the grant of Restricted Stock Units on May 8, 2013 under The Scotts Miracle-Gro Company Amended and Restated 2006 Long-Term Incentive Plan (now known as The Scotts Miracle-Gro Company Long-Term Incentive Plan) to Thomas Coleman (executed by The Scotts Company LLC on May 14, 2013 and by Thomas Coleman on May 16, 2013)
Incorporated herein by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended March 29, 2014 filed May 8, 2014 [Exhibit 10.2]

10.4(d)†
Executive Officers of The Scotts Miracle-Gro Company who are parties to form of Employee Confidentiality, Noncompetition, Nonsolicitation Agreement for employees participating in The Scotts Company LLC Amended and Restated Executive Incentive Plan incorporated in this Annual Report on Form 10-K as Exhibit 10.4(b)(ii)
*

10.5†	The Scotts Company LLC Executive Retirement Plan, as Amended and Restated as of January 1, 2015 (executed December 31, 2014)	Incorporated herein by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended December 27, 2014 filed February 5, 2015 [Exhibit 10.2]

10.6†	Summary of Compensation for Nonemployee Directors of The Scotts Miracle-Gro Company (effective as of May 1, 2014)	Incorporated herein by reference to the Registrant’s Annual Report on Form 10-K for the fiscal year ended September 30, 2014 filed November 25, 2014 [Exhibit 10.9]

10.7†	Executive Severance Agreement, dated as of December 11, 2013, by and between The Scotts Company LLC and James Hagedorn	Incorporated herein by reference to the Registrant’s Current Report on Form 8-K filed December 17, 2013 [Exhibit 10.1]

10.8†	Separation Agreement and Release of All Claims, entered into as of December 18, 2014, by and between The Scotts Company LLC and Barry W. Sanders	Incorporated herein by reference to the Registrant’s Current Report on Form 8-K filed December 19, 2014 [Exhibit 10.1]

10.9(a)†	Consulting Agreement, dated March 6, 2015, between The Scotts Company LLC and Hanft Projects LLC [expired January 31, 2016]	Incorporated herein by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended March 28, 2015 filed May 7, 2015 [Exhibit 10.2]

10.9(b)†	Consulting Agreement, dated February 12, 2016, between The Scotts Company LLC and Hanft Projects LLC	Incorporated herein by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended April 2, 2016 filed May 11, 2016 [Exhibit 10.3]

10.10†	Incentive Compensation/Retention Award Agreement, dated February 11, 2016, between The Scotts Miracle-Gro Company and Michael C. Lukemire	Incorporated herein by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended April 2, 2016 filed May 11, 2016 [Exhibit 10.2]

10.11(a)†	The Scotts Company LLC Executive Severance Plan, adopted on May 4, 2011	Incorporated herein by reference to the Registrant’s Current Report on Form 8-K filed May 10, 2011 [Exhibit 10.1]

10.11(b)†	Form of Tier 1 Participation Agreement under The Scotts Company LLC Executive Severance Plan	Incorporated herein by reference to the Registrant’s Current Report on Form 8-K filed May 10, 2011 [Exhibit 10.2]

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

10.12(c)	Letter Agreement, dated March 28, 2008, amending the Amended and Restated Exclusive Agency and Marketing Agreement, dated as of September 30, 1998, between Monsanto Company and The Scotts Company LLC	Incorporated herein by reference to the Registrant’s Annual Report on Form 10-K for the fiscal year ended September 30, 2008 filed November 25, 2008 [Exhibit 10.18(b)]

10.12(d)	Amendment to Amended and Restated Exclusive Agency and Marketing Agreement, dated as of May 15, 2015, between Monsanto Company and The Scotts Company LLC	Incorporated herein by reference to the Registrant’s Current Report on Form 8-K/A filed May 20, 2015 [Exhibit 10.2]

10.12(e)	Lawn and Garden Brand Extension Agreement, dated as of May 15, 2015, between Monsanto Company and The Scotts Company LLC	Incorporated herein by reference to the Registrant’s Current Report on Form 8-K/A filed May 20, 2015 [Exhibit 10.3]

10.12(f)	Commercialization and Technology Agreement, dated as of May 15, 2015, between Monsanto Company and The Scotts Company LLC	Incorporated herein by reference to the Registrant’s Current Report on Form 8-K/A filed May 20, 2015 [Exhibit 10.4]

10.13
Purchase Agreement, dated December 13, 2010, among The Scotts Miracle-Gro Company, the subsidiary guarantors named therein and Merrill Lynch, Pierce, Fenner & Smith Incorporated, as representative of the several initial purchasers named therein
Incorporated herein by reference to the Registrant’s Current Report on Form 8-K filed December 16, 2010 [Exhibit 10.1]

10.14
Purchase Agreement, dated October 7, 2015, among The Scotts Miracle-Gro Company, the subsidiary guarantors named therein and Merrill Lynch, Pierce, Fenner & Smith Incorporated, as representative of the several initial purchasers named therein
Incorporated herein by reference to the Registrant’s Current Report on Form 8-K filed October 14, 2015 [Exhibit 10.1]

10.15(a)
Amended and Restated Master Accounts Receivable Purchase Agreement, dated as of September 25, 2015, among The Scotts Miracle-Gro Company, The Scotts Company LLC, the Banks party thereto and Mizuho Bank, Ltd., as Administrative Agent
Incorporated herein by reference to the Registrant’s Current Report on Form 8-K filed September 30, 2015 [Exhibit 10.1]

10.15(b)
Waiver and First Amendment, dated as of March 23, 2016, to the Amended and Restated Master Accounts Receivable Purchase Agreement, dated as of September 25, 2015, among The Scotts Miracle-Gro Company, The Scotts Company LLC, the Banks party thereto and Mizuho Bank, Ltd., as Administrative Agent
Incorporated herein by reference to the Registrant’s Current Report on Form 8-K filed March 29, 2016 [Exhibit 10.1]

10.15(c)
Second Amendment, dated as of August 25, 2016, to the Amended and Restated Master Accounts Receivable Purchase Agreement, dated as of September 25, 2015, among The Scotts Miracle-Gro Company, The Scotts Company LLC, the Banks party thereto and Mizuho Bank, Ltd., as Administrative Agent and Bank

Incorporated herein by reference to the Registrant’s Current Report on Form 8-K filed August 26, 2016 [Exhibit 10.1]

10.16	Contribution and Distribution Agreement, dated as of December 10, 2015, by and among The Scotts Miracle-Gro Company and TruGreen Holdings Corporation	Incorporated herein by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended January 2, 2016 filed February 11, 2016 [Exhibit 10.5]

10.17	Form of Aircraft Time Sharing Agreement for Executive Officers	Incorporated herein by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended April 2, 2016 filed May 11, 2016 [Exhibit 10.4]

12	Computation of Ratio of Earnings to Fixed Charges	*

21	Subsidiaries of The Scotts Miracle-Gro Company	*

23	Consent of Independent Registered Public Accounting Firm — Deloitte & Touche LLP	*

24	Powers of Attorney of Executive Officers and Directors of The Scotts Miracle-Gro Company	*

31.1	Rule 13a-14(a)/15d-14(a) Certifications (Principal Executive Officer)	*

31.2	Rule 13a-14(a)/15d-14(a) Certifications (Principal Financial Officer)	*

32	Section 1350 Certifications (Principal Executive Officer and Principal Financial Officer)	*

101.INS	XBRL Instance Document	*

101.SCH	XBRL Taxonomy Extension Schema	*

101.CAL	XBRL Taxonomy Extension Calculation Linkbase	*

101.DEF	XBRL Taxonomy Extension Definition Linkbase	*

101.LAB	XBRL Taxonomy Extension Label Linkbase	*

101.PRE	XBRL Taxonomy Extension Presentation Linkbase	*

*	Filed or furnished herewith.
†	Management contract, compensatory plan or arrangement.