Form 10-Q
period 2017-02-09
SCOTTS MIRACLE-GRO CO
filed 2017-02-09
CIK 825542

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_________________________________________
FORM 10-Q
_________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2016
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

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐     No  ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding at February 3, 2017
Common Shares, $0.01 stated value, no par value	59,842,187 Common Shares

PART I—FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

THE SCOTTS MIRACLE-GRO COMPANY
Condensed Consolidated Statements of Operations
(In millions, except per common share data)
(Unaudited)

	THREE MONTHS ENDED
	DECEMBER 31, 2016	JANUARY 2, 2016
Net sales	$246.8	$194.5
Cost of sales	202.6	172.8
Cost of sales—impairment, restructuring and other	—	5.0
Gross profit	44.2	16.7
Operating expenses:
Selling, general and administrative	119.1	113.3
Impairment, restructuring and other	1.4	1.3
Other income, net	(5.4)	(0.2)
Loss from operations	(70.9)	(97.7)
Equity in loss of unconsolidated affiliates	13.2	—
Costs related to refinancing	—	8.8
Interest expense	15.6	16.3
Loss from continuing operations before income taxes	(99.7)	(122.8)
Income tax benefit from continuing operations	(35.4)	(43.5)
Loss from continuing operations	(64.3)	(79.3)
Loss from discontinued operations, net of tax	(0.6)	(1.5)
Net loss	$(64.9)	$(80.8)
Net income attributable to noncontrolling interest	(0.4)	(0.5)
Net loss attributable to controlling interest	$(65.3)	$(81.3)

Basic loss per common share:
Loss from continuing operations	$(1.08)	$(1.30)
Loss from discontinued operations	(0.01)	(0.02)
Basic loss per common share	$(1.09)	$(1.32)
Weighted-average common shares outstanding during the period	60.1	61.5

Diluted loss per common share:
Loss from continuing operations	$(1.08)	$(1.30)
Loss from discontinued operations	(0.01)	(0.02)
Diluted loss per common share	$(1.09)	$(1.32)
Weighted-average common shares outstanding during the period plus dilutive potential common shares	60.1	61.5

Dividends declared per common share	$0.500	$0.470
See Notes to Condensed Consolidated Financial Statements.

THE SCOTTS MIRACLE-GRO COMPANY
Condensed Consolidated Statements of Comprehensive Income (Loss)
(In millions)
(Unaudited)

	THREE MONTHS ENDED
	DECEMBER 31, 2016	JANUARY 2, 2016
Net loss	$(64.9)	$(80.8)
Other comprehensive income (loss):
Net foreign currency translation adjustment	(4.0)	(2.8)
Net unrealized gain on derivative instruments, net of tax of $1.9 and $0.8, respectively	3.0	1.3
Reclassification of net unrealized losses on derivatives to net income, net of tax of $0.2 and $0.5, respectively	0.4	0.8
Reclassification of net pension and post-retirement benefit loss to net income, net of tax of $0.3 and $0.3, respectively	0.4	0.5
Total other comprehensive income (loss)	(0.2)	(0.2)
Comprehensive loss	$(65.1)	$(81.0)
See Notes to Condensed Consolidated Financial Statements.

THE SCOTTS MIRACLE-GRO COMPANY
Condensed Consolidated Statements of Cash Flows
(In millions)
(Unaudited)

	THREE MONTHS ENDED
	DECEMBER 31, 2016	JANUARY 2, 2016
OPERATING ACTIVITIES
Net loss	$(64.9)	$(80.8)
Adjustments to reconcile net loss to net cash used in operating activities:
Costs related to refinancing	—	2.2
Share-based compensation expense	2.3	2.2
Depreciation	14.0	13.5
Amortization	6.1	4.6
(Gain) loss on sale of assets	0.1	(0.1)
Adjustment to gain on contribution of SLS Business	(0.3)	—
Equity in loss and distributions from unconsolidated affiliates	15.4	—
Changes in assets and liabilities, net of acquired businesses:
Accounts receivable	139.6	134.4
Inventories	(308.3)	(354.1)
Prepaid and other assets	(1.4)	(6.5)
Accounts payable	100.8	42.6
Other current liabilities	(104.8)	(85.6)
Restructuring reserves	(11.6)	(10.2)
Other non-current items	4.3	1.4
Other, net	(1.1)	(2.2)
Net cash used in operating activities	(209.8)	(338.6)

INVESTING ACTIVITIES
Proceeds from sale of long-lived assets	0.1	0.1
Investments in property, plant and equipment	(16.1)	(16.1)
Investments in unconsolidated affiliates	(0.1)	(0.8)
Investments in acquired businesses, net of cash acquired	(77.9)	—
Net cash used in investing activities	(94.0)	(16.8)

FINANCING ACTIVITIES
Borrowings under revolving and bank lines of credit and term loans	459.0	924.3
Repayments under revolving and bank lines of credit and term loans	(282.3)	(751.2)
Proceeds from issuance of 5.250% Senior Notes	250.0	—
Proceeds from issuance of 6.000% Senior Notes	—	400.0
Repayment of 6.625% Senior Notes	—	(200.0)
Financing and issuance fees	(3.5)	(10.5)
Dividends paid	(30.0)	(28.9)
Purchase of Common Shares	(43.6)	—
Payments on seller notes	(6.5)	(0.8)
Excess tax benefits from share-based payment arrangements	0.8	0.1
Cash received from the exercise of stock options	1.3	1.2
Net cash provided by financing activities	345.2	334.2
Effect of exchange rate changes on cash	(2.8)	(1.2)
Net increase (decrease) in cash and cash equivalents	38.6	(22.4)
Cash and cash equivalents at beginning of period	50.1	71.4
Cash and cash equivalents at end of period	$88.7	$49.0
See Notes to Condensed Consolidated Financial Statements.

THE SCOTTS MIRACLE-GRO COMPANY
Condensed Consolidated Balance Sheets
(In millions, except stated value per share)
(Unaudited)

	DECEMBER 31, 2016	JANUARY 2, 2016	SEPTEMBER 30, 2016
ASSETS
Current assets:
Cash and cash equivalents	$88.7	$49.0	$50.1
Accounts receivable, less allowances of $5.8, $5.8 and $7.2, respectively	229.4	192.9	196.4
Accounts receivable pledged	—	—	174.7
Inventories	756.3	749.7	448.2
Assets held for sale	—	196.9	—
Prepaid and other current assets	130.7	128.8	122.3
Total current assets	1,205.1	1,317.3	991.7
Investment in unconsolidated affiliates	83.9	—	101.0
Property, plant and equipment, net of accumulated depreciation of $626.0 $604.7 and $633.3, respectively	462.0	440.5	470.8
Goodwill	398.6	284.3	373.2
Intangible assets, net	793.0	650.0	750.9
Other assets	117.8	28.8	115.2
Total assets	$3,060.4	$2,720.9	$2,802.8

LIABILITIES AND EQUITY
Current liabilities:
Current portion of debt	$41.8	$27.5	$185.0
Accounts payable	255.7	231.2	165.9
Liabilities held for sale	—	32.1	—
Other current liabilities	145.4	160.2	242.2
Total current liabilities	442.9	451.0	593.1
Long-term debt	1,677.2	1,493.7	1,125.1
Other liabilities	348.1	249.5	350.3
Total liabilities	2,468.2	2,194.2	2,068.5
Contingencies (Note 12)
Equity:
Common shares and capital in excess of $.01 stated value per share; 59.9, 61.5 and 60.3 shares issued and outstanding, respectively	402.4	402.3	401.7
Retained earnings	786.4	573.7	881.8
Treasury shares, at cost; 8.3, 6.6 and 7.8 shares, respectively	(491.9)	(355.2)	(451.4)
Accumulated other comprehensive loss	(117.1)	(107.0)	(116.9)
Total equity—controlling interest	579.8	513.8	715.2
Noncontrolling interest	12.4	12.9	19.1
Total equity	592.2	526.7	734.3
Total liabilities and equity	$3,060.4	$2,720.9	$2,802.8
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
Prior to April 13, 2016, the Company operated the Scotts LawnService® business (the “SLS Business”), which provided residential and commercial lawn care, tree and shrub care and pest control services in the United States. On April 13, 2016, pursuant to the terms of the Contribution and Distribution Agreement (the “Contribution Agreement”) between the Company and TruGreen Holding Corporation (“TruGreen Holdings”), the Company completed the contribution of the SLS Business to a newly formed subsidiary of TruGreen Holdings (the “TruGreen Joint Venture”) in exchange for a minority equity interest of 30% in the TruGreen Joint Venture. As a result, effective in its second quarter of fiscal 2016, the Company classified its results of operations for all periods presented to reflect the SLS Business as a discontinued operation and classified the assets and liabilities of the SLS Business as held for sale. See “NOTE 2. DISCONTINUED OPERATIONS” and “NOTE 4. INVESTMENT IN UNCONSOLIDATED AFFILIATES” for further discussion. Refer to “NOTE 15. SEGMENT INFORMATION” for discussion of the Company’s new reportable segments identified effective in the second quarter of fiscal 2016.
Due to the nature of the consumer lawn and garden business, the majority of the Company’s sales to customers occur in the Company’s second and third fiscal quarters. On a combined basis, net sales for the second and third quarters of the last three fiscal years represented in excess of 75% of the Company’s annual net sales.
Organization and Basis of Presentation
The Company’s unaudited condensed consolidated financial statements for the three months ended December 31, 2016 and January 2, 2016 are presented in accordance with accounting principles generally accepted in the United States of America (“GAAP”). The condensed consolidated financial statements include the accounts of Scotts Miracle-Gro and its subsidiaries. All intercompany transactions and accounts have been eliminated in consolidation. The Company’s consolidation criteria are based on majority ownership (as evidenced by a majority voting interest in the entity) and an objective evaluation and determination of effective management control. AeroGrow International, Inc. (“AeroGrow”) and Gavita Holdings B.V., and its subsidiaries (collectively, “Gavita”), in which the Company has controlling interests, are consolidated, with the equity owned by other shareholders shown as noncontrolling interest in the Condensed Consolidated Balance Sheets, and the other shareholders’ portion of net earnings and other comprehensive income shown as net income (loss) or comprehensive income attributable to noncontrolling interest in the Condensed Consolidated Statements of Operations and Condensed Consolidated Statements of Comprehensive Income (Loss), respectively. In the opinion of management, interim results reflect all normal and recurring adjustments and are not necessarily indicative of results for a full year.
Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been omitted or condensed pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Accordingly, this report should be read in conjunction with Scotts Miracle-Gro’s Annual Report on Form 10-K for the fiscal year ended September 30, 2016 (the “2016 Annual Report”), which includes a complete set of footnote disclosures, including the Company’s significant accounting policies.
The Company’s Condensed Consolidated Balance Sheet at September 30, 2016 has been derived from the Company’s audited Consolidated Balance Sheet at that date, but does not include all of the information and footnotes required by GAAP for complete financial statements.
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

Loans Receivable
Loans receivable are carried at outstanding principal amount, and are recognized in the “Other assets” line in the Condensed Consolidated Balance Sheets. Loans receivable are impaired when, based on current information and events, it is probable that the Company will be unable to collect all amounts due according to the contractual terms of the loan agreement. If it is determined that an impairment has occurred, an impairment loss is recognized for the amount by which the carrying value of the asset exceeds the present value of expected future cash flows and recorded within “Operating expenses” in the Condensed Consolidated Statements of Operations.
Interest income is recorded on an accrual basis, and is recognized in the “Other income, net” line in the Condensed Consolidated Statements of Operations. Interest income was $2.7 million and zero for the three months ended December 31, 2016 and January 2, 2016, respectively.
Long-Lived Assets
The Company had non-cash investing activities of $2.7 million during the three months ended December 31, 2016 and January 2, 2016, representing unpaid liabilities incurred during each period to acquire property, plant and equipment.
Statements of Cash Flows
Supplemental cash flow information was as follows for each of the periods presented:

	THREE MONTHS ENDED
	DECEMBER 31, 2016	JANUARY 2, 2016
	(In millions)
Interest paid	$(17.3)	$(13.2)
Call premium on 6.625% Senior Notes	—	(6.6)
Income taxes paid	(0.9)	(2.1)
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
Inventory
In July 2015, the FASB issued an accounting standard update that requires inventory to be measured “at the lower of cost and net realizable value,” thereby simplifying the current guidance that requires inventory to be measured at the lower of cost or market (market in this context is defined as one of three different measures, one of which is net realizable value). The provisions are effective for the Company’s financial statements for the fiscal year beginning October 1, 2017. and are not expected to have a significant impact on the Company’s consolidated financial position, results of operations or cash flows.

Debt Issuance Costs
In April 2015, the FASB issued an accounting standard update that requires debt issuance costs related to a recognized debt liability to be presented in the balance sheet as a direct deduction from the corresponding debt liability rather than as an asset; however debt issuance costs relating to revolving credit facilities will remain in other assets. The Company adopted this guidance on a retrospective basis effective October 1, 2016. As a result, debt issuance costs totaling $6.5 million and $6.0 million have been presented as a component of the carrying amount of long-term debt in the Condensed Consolidated Balance Sheets as of January 2, 2016 and September 30, 2016, respectively. These amounts were previously reported within other assets.
Business Combinations
In September 2015, the FASB issued an accounting standard update to simplify the accounting for measurement-period adjustments by requiring an acquirer to recognize adjustments to provisional amounts that are identified during the measurement period in the reporting period in which the adjustment amounts are determined, and requiring disclosure of the portion of the amount recorded in current period earnings by line item that would have been recorded in previous reporting periods if the adjustment to the provisional amounts had been recognized as of the acquisition date. The Company adopted this guidance on a prospective basis effective October 1, 2016. The adoption of this guidance did not impact the Company’s consolidated financial position, results of operations or cash flows.
Income Taxes
In November 2015, the FASB issued an accounting standard update to simplify the presentation of deferred income taxes by requiring that deferred income tax liabilities and assets be classified as noncurrent in a classified statement of financial position. The provisions are effective for the Company’s financial statements no later than the fiscal year beginning October 1, 2017. The standard allows for either a retrospective or prospective transition method and is not expected to have a significant impact on the Company’s consolidated financial position, results of operations or cash flows. At December 31, 2016, January 2, 2016 and September 30, 2016, net current deferred tax assets classified with prepaid and other current assets were $63.2 million, $78.5 million and $62.1 million, respectively.
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
NOTE 2. DISCONTINUED OPERATIONS
On April 13, 2016, pursuant to the terms of the Contribution Agreement, the Company completed the contribution of the SLS Business to the TruGreen Joint Venture in exchange for a minority equity interest of 30% in the TruGreen Joint Venture. As a result, effective in its second quarter of fiscal 2016, the Company classified its results of operations for all periods presented to reflect the SLS Business as a discontinued operation and classified the assets and liabilities of the SLS Business as held for sale. The Company recorded a gain on the contribution of $131.2 million, partially offset by the provision for deferred income taxes of $51.9 million, during fiscal 2016 within results from discontinued operations.
During the three months ended December 31, 2016 and January 2, 2016, the Company recognized $0.6 million and $3.0 million, respectively, in transaction related costs associated with the divestiture of the SLS Business. In addition, during the three months ended December 31, 2016, the Company recorded an adjustment to the gain on the contribution of $0.3 million related to a post closing working capital adjustment.

The following table summarizes the results of the SLS Business within discontinued operations for each of the periods presented:

	THREE MONTHS ENDED
	DECEMBER 31, 2016	JANUARY 2, 2016
	(In millions)
Net sales	$—	$51.2
Operating costs	—	51.5
Impairment, restructuring and other	0.6	3.0
Other income, net	—	(0.8)
Adjustment to gain on contribution of SLS Business	0.3	—
Loss from discontinued operations before income taxes	(0.9)	(2.5)
Income tax benefit from discontinued operations	(0.3)	(1.0)
Loss from discontinued operations, net of tax	$(0.6)	$(1.5)
The following table summarizes the major classes of assets and liabilities of the SLS Business held for sale as of January 2, 2016:

JANUARY 2, 2016
(In millions)
Accounts receivable, net	$13.5
Inventories	9.5
Prepaid and other assets	4.6
Property, plant and equipment, net	8.7
Goodwill and intangible assets, net	156.7
Other assets	3.9
Assets held for sale	$196.9

Current portion of debt	$1.3
Accounts payable	2.3
Other current liabilities	23.1
Long-term debt	3.4
Other liabilities	2.0
Liabilities held for sale	$32.1
The Condensed Consolidated Statements of Cash Flows do not present the cash flows from discontinued operations separately from cash flows from continuing operations. Cash used in operating activities related to the SLS Business was $9.3 million for the three months ended December 31, 2016 due to the payment of a previously accrued SLS Business litigation matter. Cash provided by operating activities related to the SLS Business was $5.1 million for the three months ended January 2, 2016. Cash used in investing activities related to the SLS Business was zero for the three months ended December 31, 2016 and January 2, 2016.
NOTE 3. ACQUISITIONS AND INVESTMENTS
Fiscal 2017
On October 3, 2016, the Company, through its wholly-owned subsidiary The Hawthorne Gardening Company, completed the acquisition of American Agritech, L.L.C., d/b/a Botanicare (“Botanicare”), an Arizona-based leading producer of plant nutrients, plant supplements and growing systems used for hydroponic gardening, for $92.6 million. The purchase price includes contingent consideration, a non-cash investing activity, with a maximum payout and estimated fair value of $15.5 million, the payment of which will depend on the performance of the business through calendar year 2016. The preliminary valuation of the acquired assets included (i) $1.2 million of cash, prepaid and other current assets, (ii) $8.4 million of inventory and accounts receivable, (iii) $1.4 million in fixed assets, (iv) $2.3 million of accounts payable and other current liabilities, (v) $53.0 million of finite-lived identifiable intangible assets, and (vi) $30.9 million of tax-deductible goodwill. Identifiable intangible assets included tradenames, customer relationships and non-compete arrangements with useful lives ranging between 5 and 25 years. The estimated fair values of the identifiable intangible assets were determined using an income-based approach, which includes market participant expectations of cash flows that an asset will generate over the remaining useful life discounted to present value using an appropriate discount rate. Net sales for Botanicare included within the Other segment for the three months ended December 31, 2016 were $9.9 million.
During the three months ended December 31, 2016, the Company’s U.S. Consumer segment completed two acquisitions of companies whose products support the Company’s focus on the emerging areas of water positive landscapes and internet-enabled technology. The valuation of the acquired assets for the transactions included finite-lived identifiable intangible assets and goodwill of $3.2 million.
Fiscal 2016
On May 26, 2016, the Company, through its wholly-owned subsidiary The Hawthorne Gardening Company, acquired majority control and a 75% economic interest in Gavita for $136.2 million. The remaining 25% interest was retained by Gavita’s former ownership group. This transaction provides the Company’s Other segment with a presence in the lighting category of indoor and urban gardening, which is a part of the Company’s long-term growth strategy. Gavita, which is based in the Netherlands, is a leading producer and marketer of indoor lighting used in the greenhouse and hydroponic markets, predominately in the United States and Europe. The purchase price included contingent consideration with an estimated fair value of $2.5 million, the payment of which will depend on the performance of the business through calendar year 2019. The valuation of the acquired assets included (i) $6.4 million of cash, prepaid and other current assets, (ii) $38.3 million of inventory and accounts receivable, (iii) $1.5 million in fixed assets, (iv) $18.7 million of accounts payable and other current liabilities, (v) $5.5 million of short term debt, (vi) $102.6 million of finite-lived identifiable intangible assets, (vii) $82.7 million of non-deductible goodwill, and (viii) $25.7 million of deferred tax liabilities. Identifiable intangible assets included tradenames, customer relationships and non-compete arrangements with useful lives ranging between 5 and 25 years. The estimated fair values of the identifiable intangible assets were determined using an income-based approach, which includes market participant expectations of cash flows that an asset will generate over the remaining useful life discounted to present value using an appropriate discount rate. Gavita’s former ownership group has retained a 25% noncontrolling interest in Gavita consisting of ownership of 5% of the outstanding shares of Gavita and a loan with interest payable based on distributions by Gavita. The loan represented a non-cash financing activity and is recorded at fair value in the “Long-term debt” line in the Condensed Consolidated Balance Sheets. The initial valuation of the loan was $37.7 million. The fair value measurement was classified in Level 3 of the fair value hierarchy. Net sales for Gavita included within the Other segment for the three months ended December 31, 2016 were $26.6 million.
In the third quarter of fiscal 2016, the Company completed an acquisition within the Other segment to expand its Canadian growing media operations for $33.9 million. The purchase price included contingent consideration with an estimated fair value of $10.8 million, of which $6.5 million was paid during the three months ended December 31, 2016. The payment of of the remaining amount will depend on the performance of the business in fiscal 2017. The valuation of the acquired assets included (i) $4.7 million of inventory and accounts receivable, (ii) $18.6 million in fixed assets, (iii) $11.4 million of finite-lived identifiable intangible assets, (iv) $1.4 million of deferred tax liabilities, (v) an investment in an unconsolidated joint venture of $0.7 million, and (vi) $2.1 million of tax-deductible goodwill. Identifiable intangible assets included peat bog lease rights, tradenames, customer relationships and non-compete arrangements with useful lives ranging between 5 and 25 years. The estimated fair values of the identifiable intangible assets were determined using an income-based approach, which includes market participant expectations of cash flows that an asset will generate over the remaining useful life discounted to present value using an appropriate discount rate. Net sales related to this acquisition included within the Other segment for the three months ended December 31, 2016 were $3.7 million.
In the second quarter of fiscal 2016, the Company entered into definitive agreements with Bonnie Plants, Inc. (“Bonnie”) and its sole shareholder, Alabama Farmers Cooperative, Inc. (“AFC”), providing for the Company’s participation in Bonnie’s business of planting, growing, developing, manufacturing, distributing, marketing, and selling live plants, plant food, fertilizer and potting soil (the “Bonnie Business”). The Company’s participation includes a Term Loan Agreement from the Company to AFC, with Bonnie as guarantor, in the amount of $72.0 million with a fixed coupon rate of 6.95% (the “Term Loan”) as well as a Marketing, R&D and Ancillary Services Agreement (the “Services Agreement”) pursuant to which the Company provides marketing, research and development and certain ancillary services to Bonnie for a commission fee based on the profits of the Bonnie Business and the reimbursement of certain costs. During the three months ended December 31, 2016, the Company recognized cost reimbursements of $1.0 million.
These agreements also include options beginning in fiscal 2020 that provide for either (i) the Company to increase its economic interest in the Bonnie Business or (ii) AFC and Bonnie to repurchase the Company’s economic interest in the Bonnie Business. The Company’s option to increase its economic interest in the Bonnie Business (the “Bonnie Option”) is required to be accounted for as a derivative instrument and is recorded at fair value in the “Other assets” line in the Condensed Consolidated

Balance Sheets, with changes in fair value recognized in the “Other income (loss), net” line in the Condensed Consolidated Statement of Operations. The estimated fair value of the Bonnie Option was determined using a simulation approach, whereby the total value of the loan receivable and optional exchange for additional equity was estimated considering a distribution of possible future cash flows discounted to present value using an appropriate discount rate. The estimated fair value of the Bonnie Option was $10.9 million as of December 31, 2016, and the fair value measurement was classified in Level 3 of the fair value hierarchy.
The condensed consolidated financial statements include the results of operations for these business combinations from the date of each acquisition.
NOTE 4. INVESTMENT IN UNCONSOLIDATED AFFILIATES
As of December 31, 2016, the Company held a minority equity interest of 30% in the TruGreen Joint Venture. This interest had an initial fair value of $294.0 million and subsequently is accounted for using the equity method of accounting, with the Company’s proportionate share of the TruGreen Joint Venture earnings reflected in the Condensed Consolidated Statements of Operations. In addition, the Company and TruGreen Holdings entered into a limited liability company agreement (the “LLC Agreement”) governing the management of the TruGreen Joint Venture, as well as certain ancillary agreements including a transition services agreement and an employee leasing agreement. The LLC Agreement provides the Company with minority representation on the board of directors of the TruGreen Joint Venture.
In connection with the closing of the transactions contemplated by the Contribution Agreement on April 13, 2016, the TruGreen Joint Venture obtained debt financing and made an excess distribution of $196.2 million to the Company, and the Company invested $18.0 million in second lien term loan financing to the TruGreen Joint Venture. The Company was reimbursed $19.0 million during the three months ended December 31, 2016, has accounts receivable of $17.2 million at December 31, 2016 for expenses incurred pursuant to a short-term transition services agreement and an employee leasing agreement and has an indemnification asset of $9.1 million at December 31, 2016 for future payments on claims associated with insurance programs. The Company received distributions from unconsolidated affiliates intended to cover required tax payments of $2.2 million during the three months ended December 31, 2016.
The following table presents summarized financial information for the TruGreen Joint Venture for the three months ended December 31, 2016:

THREE MONTHS ENDED
DECEMBER 31, 2016
(in millions)
Net sales	$252.2
Gross margin	61.1
Depreciation and amortization	20.2
Interest expense	16.9
Selling, general, administrative and other	41.4
Restructuring and other charges	26.6
Net loss	$(44.0)
    Net loss does not include income taxes, which are recognized and paid by the partners of the TruGreen Joint Venture. The income taxes associated with the Company’s share of net loss have been recorded in the “Income tax benefit from continuing operations” line in the Condensed Consolidated Statement of Operations. The Company recognized equity in loss of unconsolidated affiliates of $13.2 million for the three months ended December 31, 2016. Included within loss of unconsolidated affiliates for the three months ended December 31, 2016 is the Company’s $9.6 million share of restructuring and other charges incurred by the TruGreen Joint Venture. These charges included $7.9 million for nonrecurring integration and separation costs and $1.7 million for a non-cash fair value write-down adjustment on deferred revenue and advertising as part of the transaction accounting.

NOTE 5. IMPAIRMENT, RESTRUCTURING AND OTHER
Activity described herein is classified within the “Cost of sales—impairment, restructuring and other,” “Impairment, restructuring and other” and “Income from discontinued operations, net of tax” lines in the Condensed Consolidated Statements of Operations.
The following table details impairment, restructuring and other charges for each of the periods presented:

	THREE MONTHS ENDED
	DECEMBER 31, 2016	JANUARY 2, 2016
	(In millions)
Cost of sales—impairment, restructuring and other:
Restructuring and other charges	$—	$5.0
Operating expenses:
Restructuring and other charges	1.4	1.3
Impairment, restructuring and other charges from continuing operations	$1.4	$6.3
Restructuring and other charges from discontinued operations	0.6	3.0
Total impairment, restructuring and other charges	$2.0	$9.3
The following table summarizes the activity related to liabilities associated with restructuring and other, excluding insurance reimbursement recoveries, during the three months ended December 31, 2016 (in millions):

Amounts reserved for restructuring and other at September 30, 2016	$20.8
Restructuring and other charges from continuing operations	1.4
Restructuring and other charges from discontinued operations	0.6
Payments and other	(13.6)
Amounts reserved for restructuring and other at December 31, 2016	$9.2
Included in the restructuring reserves, as of December 31, 2016, is $1.5 million that is classified as long-term. Payments against the long-term reserves will be incurred as the employees covered by the restructuring plan retire or through the passage of time. The remaining amounts reserved will continue to be paid out over the course of the next twelve months.
In the first quarter of fiscal 2016, the Company announced a series of initiatives called Project Focus designed to maximize the value of its non-core assets and focus on emerging categories of the lawn and garden industry in its core U.S. business. On April 13, 2016, as part of this project, the Company completed the contribution of the SLS Business to the TruGreen Joint Venture. As a result, effective in its second quarter of fiscal 2016, the Company classified its results of operations for all periods presented to reflect the SLS Business as a discontinued operation and classified the assets and liabilities of the SLS Business as held for sale. Refer to “NOTE 2. DISCONTINUED OPERATIONS” for more information. During the three months ended December 31, 2016 and January 2, 2016, the Company recognized $0.6 million and $3.0 million, respectively, in transaction related costs associated with the divestiture of the SLS Business within the “Loss from discontinued operations, net of tax” line in the Condensed Consolidated Statements of Operations. In addition, during the three months ended December 31, 2016 and January 2, 2016, the Company’s Corporate function recognized costs of $1.4 million and $0.9 million, respectively, related to other transaction activity within the “Impairment, restructuring and other” line in the Condensed Consolidated Statements of Operations. Costs incurred to date since the inception of the current initiatives are $3.4 million for the U.S. Consumer segment related to termination benefits, $2.0 million for the Europe Consumer segment related to termination benefits and $6.0 million for Corporate related to transaction activity.
During the third quarter of fiscal 2015, the Company’s U.S. Consumer segment began experiencing an increase in certain consumer complaints related to the reformulated Bonus® S fertilizer product sold in the southeastern United States during fiscal 2015 indicating customers were experiencing damage to their lawns after application. During the three months ended December 31, 2016 and January 2, 2016, the Company recognized zero and $5.4 million, respectively, in costs related to resolving these consumer complaints and the recognition of costs the Company expected to incur for consumer claims. Costs incurred to date since the inception of this matter were $73.8 million, partially offset by insurance reimbursement recoveries of $60.8 million. As of December 31, 2016 and January 2, 2016, insurance reimbursements in the amount of zero and $40.0 million, respectively, were recognized as an accrued liability on the Condensed Consolidated Balance Sheets pending the resolution of the insurer’s review of claim documentation.

NOTE 6. INVENTORIES
Inventories consisted of the following for each of the periods presented:

	DECEMBER 31, 2016	JANUARY 2, 2016	SEPTEMBER 30, 2016
	(In millions)
Finished goods	$502.6	$522.7	$248.7
Work-in-process	70.1	60.8	56.9
Raw materials	183.6	166.2	142.6
Total inventories	$756.3	$749.7	$448.2

Adjustments to reflect inventories at net realizable values were $10.6 million at December 31, 2016, $23.0 million at January 2, 2016 and $10.8 million at September 30, 2016.
NOTE 7. MARKETING AGREEMENT
The Scotts Company LLC (“Scotts LLC”) and the Monsanto Company (“Monsanto”) are parties to the Amended and Restated Exclusive Agency and Marketing Agreement (the “Marketing Agreement”), pursuant to which the Company has served since its 1998 fiscal year, as Monsanto’s exclusive agent for the marketing and distribution of consumer Roundup® herbicide products (with additional rights to new products containing glyphosate or other similar non-selective herbicides) in the consumer lawn and garden market. Under the terms of the Marketing Agreement, the Company is entitled to receive an annual commission from Monsanto as consideration for the performance of the Company’s duties as agent. The annual gross commission under the Marketing Agreement is calculated as a percentage of the actual earnings before interest and income taxes of the consumer Roundup® business in the markets covered by the Marketing Agreement subject to the achievement of annual earnings thresholds. The Marketing Agreement also requires the Company to make annual payments of $20.0 million to Monsanto as a contribution against the overall expenses of the consumer Roundup® business. From 1998 until May 15, 2015, the Marketing Agreement covered the United States and other specified countries, including Australia, Austria, Belgium, Canada, France, Germany, the Netherlands and the United Kingdom. On May 15, 2015, the territories were expanded to cover additional countries as outlined below.
In consideration for the rights granted to the Company under the Marketing Agreement in 1998, the Company paid a marketing fee of $32 million to Monsanto. The Company deferred this amount on the basis that the payment will provide a future benefit through commissions that will be earned under the Marketing Agreement. The economic useful life over which the marketing fee is being amortized is twenty years, with a remaining unamortized amount of $1.4 million and remaining amortization period of less than two years as of December 31, 2016.
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

	THREE MONTHS ENDED
	DECEMBER 31, 2016	JANUARY 2, 2016
	(In millions)
Gross commission	$1.4	$—
Contribution expenses	(5.0)	(5.0)
Amortization of marketing fee	(0.2)	(0.2)
Net commission	(3.8)	(5.2)
Reimbursements associated with Marketing Agreement	16.6	14.0
Total net sales associated with Marketing Agreement	$12.8	$8.8
NOTE 8. DEBT
The components of long-term debt are as follows:

	DECEMBER 31, 2016	JANUARY 2, 2016	SEPTEMBER 30, 2016
	(In millions)
Credit Facilities:
Revolving loans	$728.5	$806.5	$417.4
Term loans	285.0	300.0	288.8
Senior Notes – 5.250%	250.0	—	—
Senior Notes – 6.000%	400.0	400.0	400.0
Master Accounts Receivable Purchase Agreement	—	—	138.6
Other	64.7	21.2	71.3
Total debt	1,728.2	1,527.7	1,316.1
Less current portions	41.8	27.5	185.0
Less unamortized debt issuance costs	9.2	6.5	6.0
Long-term debt	$1,677.2	$1,493.7	$1,125.1
Credit Facilities
On December 20, 2013, the Company entered into the third amended and restated credit agreement, providing the Company and certain of its subsidiaries with a five-year senior secured revolving loan facility in the aggregate principal amount of up to $1.7 billion (the “former credit facility”). On October 29, 2015, the Company entered into the fourth amended and restated credit agreement (the “credit agreement”), providing the Company and certain of its subsidiaries with five-year senior secured loan facilities in the aggregate principal amount of $1.9 billion, comprised of a revolving credit facility of $1.6 billion and a term loan in the original principal amount of $300.0 million (the “credit facilities”). The credit agreement also provides the Company with the right to seek additional committed credit under the agreement in an aggregate amount of up to $500.0 million plus an unlimited additional amount, subject to certain specified financial and other conditions. Under the credit agreement, the Company has the ability to obtain letters of credit up to $100.0 million. The credit agreement replaces the former credit facility, and will terminate on October 29, 2020. Borrowings on the revolving credit facility may be made in various currencies, including U.S. dollars, euro, British pounds, Australian dollars and Canadian dollars. The terms of the credit agreement include customary representations and warranties, affirmative and negative covenants, financial covenants and events of default. The proceeds of borrowings on the credit facilities may be used: (i) to finance working capital requirements and other general corporate purposes of the Company and its subsidiaries; and (ii) to refinance the amounts outstanding under the former credit facility.

Under the terms of the credit agreement, loans bear interest, at the Company’s election, at a rate per annum equal to either the ABR or Adjusted LIBO Rate (both as defined in the credit agreement) plus the applicable margin. The credit facilities are guaranteed by substantially all of the Company’s domestic subsidiaries, and are secured by (i) a perfected first priority security interest in all of the accounts receivable, inventory and equipment of the Company and the Company’s domestic subsidiaries that are guarantors and (ii) the pledge of all of the capital stock of the Company’s domestic subsidiaries that are guarantors.
At December 31, 2016, the Company had letters of credit outstanding in the aggregate principal amount of $25.9 million, and $0.8 billion of availability under the credit agreement, subject to the Company’s continued compliance with the covenants discussed below. The weighted average interest rates on average borrowings under the credit agreement and the former credit facility were 3.7% and 4.4% for the three months ended December 31, 2016 and January 2, 2016, respectively.
The credit agreement contains, among other obligations, an affirmative covenant regarding the Company’s leverage ratio on the last day of each quarter calculated as average total indebtedness, divided by the Company’s earnings before interest, taxes, depreciation and amortization (“EBITDA”), as adjusted pursuant to the terms of the credit agreement (“Adjusted EBITDA”). The maximum leverage ratio was 4.50 as of December 31, 2016. The Company’s leverage ratio was 3.10 at December 31, 2016. The credit agreement also includes an affirmative covenant regarding its interest coverage ratio. The interest coverage ratio is calculated as Adjusted EBITDA divided by interest expense, as described in the credit agreement, and excludes costs related to refinancings. The minimum interest coverage ratio was 3.00 for the twelve months ended December 31, 2016. The Company’s interest coverage ratio was 8.25 for the twelve months ended December 31, 2016. The credit agreement allows the Company to make unlimited restricted payments (as defined in the credit agreement), including increased or one-time dividend payments and Common Share repurchases, as long as the leverage ratio resulting from the making of such restricted payments is 4.00 or less. Otherwise the Company may only make restricted payments in an aggregate amount for each fiscal year not to exceed the amount set forth in the credit agreement for such fiscal year ($175.0 million for fiscal 2017 and $200.0 million for fiscal 2018 and each fiscal year thereafter).
Senior Notes - 5.250%
On December 15, 2016, Scotts Miracle-Gro issued $250.0 million aggregate principal amount of 5.250% senior notes due 2026 (the “5.250% Senior Notes”). The net proceeds of the offering were used to repay outstanding borrowings under the credit facilities. The 5.250% Senior Notes represent general unsecured senior obligations and rank equal in right of payment with the Company’s existing and future unsecured senior debt. The 5.250% Senior Notes have interest payment dates of June 15 and December 15 of each year, commencing June 15, 2017. The 5.250% Senior Notes may be redeemed, in whole or in part, on or after December 15, 2021 at applicable redemption premiums. The 5.250% Senior Notes contain customary covenants and events of default and mature on December 15, 2026. Substantially all of Scotts Miracle-Gro’s domestic subsidiaries serve as guarantors of the 5.250% Senior Notes.
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
Master Accounts Receivable Purchase Agreement
On September 25, 2015, the Company entered into an amended and restated master accounts receivable purchase agreement (the “MARP Agreement”). The MARP Agreement provided for the discretionary sale by the Company, and the discretionary purchase by the participating banks, on a revolving basis, of accounts receivable generated by sales to three specified debtors in an aggregate amount not to exceed $400.0 million. The MARP Agreement terminated effective October 14, 2016 in accordance with its terms upon the Company’s repayment of its outstanding obligations thereunder using $133.5 million borrowed under the credit agreement. The Company expects available borrowings under the credit agreement will be sufficient to meet the Company’s funding needs on an ongoing basis. Additionally, the Company continues to consider alternative receivables-based funding sources, as the credit agreement allows for the periodic sale, discounting, factoring or securitization of accounts receivable up to a maximum at any one time outstanding of $500.0 million.
Other
In connection with the acquisition of a controlling interest in Gavita, the Company recorded a loan to the noncontrolling ownership group of Gavita. The fair value of the loan was $36.4 million at December 31, 2016.
Interest Rate Swap Agreements
The Company has outstanding interest rate swap agreements with major financial institutions that effectively convert a portion of the Company’s variable-rate debt to a fixed rate. The swap agreements had a total U.S. dollar equivalent notional amount of $1,150.0 million at December 31, 2016, $1,300.0 million at January 2, 2016 and $650.0 million at September 30, 2016. Interest payments made between the effective date and expiration date are hedged by the swap agreements, except as noted below, respectively.
The notional amount, effective date, expiration date and rate of each of these swap agreements outstanding at December 31, 2016 are shown in the table below:

Notional Amount (in millions)		Effective Date (a)	Expiration Date	Fixed Rate
$50	(d)	12/6/2012	9/6/2017	2.96%
200		2/7/2014	11/7/2017	1.28%
300	(e)	11/21/2016	6/20/2018	0.83%
200	(e)	11/7/2016	8/7/2018	0.84%
150	(b)	2/7/2017	5/7/2019	2.12%
50	(b)	2/7/2017	5/7/2019	2.25%
200	(c)	12/20/2016	6/20/2019	2.12%

(a)	The effective date refers to the date on which interest payments were, or will be, first hedged by the applicable swap agreement.

(b)	Interest payments made during the three-month period of each year that begins with the month and day of the effective date are hedged by the swap agreement.

(c)	Interest payments made during the six-month period of each year that begins with the month and day of the effective date are hedged by the swap agreement.

(d)	Interest payments made during the nine-month period of each year that begins with the month and day of the effective date are hedged by the swap agreement.

(e)	Notional amount adjusts in accordance with a specified seasonal schedule. This represents the maximum notional amount at any point in time.

Estimated Fair Values
The methods and assumptions used to estimate the fair values of the Company’s debt instruments are described below:
Credit Facilities
The interest rate currently available to the Company fluctuates with the applicable LIBO rate, prime rate or Federal Funds Effective Rate and thus the carrying value is a reasonable estimate of fair value. The fair value measurement for the credit facilities was classified in Level 2 of the fair value hierarchy.
5.250% Senior Notes
The fair value of the 5.250% Senior Notes was determined based on the trading of the 5.250% Senior Notes in the open market. The difference between the carrying value and the fair value of the 5.250% Senior Notes represents the premium or discount on that date. Based on the trading value on or around December 31, 2016, the fair value of the 5.250% Senior Notes was approximately $250.3 million. The fair value measurement for the 5.250% Senior Notes was classified in Level 1 of the fair value hierarchy.
6.000% Senior Notes
The fair value of the 6.000% Senior Notes was determined based on the trading of the 6.000% Senior Notes in the open market. The difference between the carrying value and the fair value of the 6.000% Senior Notes represents the premium or discount on that date. Based on the trading value on or around December 31, 2016, the fair value of the 6.000% Senior Notes was approximately $426.0 million. The fair value measurement for the 6.000% Senior Notes was classified in Level 1 of the fair value hierarchy.
Accounts Receivable Pledged
The interest rate on the short-term debt associated with accounts receivable pledged under the MARP Agreement fluctuated with the applicable LIBO rate and thus the carrying value is a reasonable estimate of fair value. The fair value measurement for the MARP Agreement was classified in Level 2 of the fair value hierarchy.
Weighted Average Interest Rate
The weighted average interest rates on the Company’s debt were 4.3% and 5.0% for the three months ended December 31, 2016 and January 2, 2016, respectively. The decrease in the weighted average interest rate is due to reduced rates under the credit facility and the redemption of the 6.625% Senior Notes.
NOTE 9. RETIREMENT AND RETIREE MEDICAL PLANS
The following summarizes the components of net periodic benefit (income) cost for the retirement and retiree medical plans sponsored by the Company:

	THREE MONTHS ENDED
	DECEMBER 31, 2016			JANUARY 2, 2016
	U.S. Pension	International Pension	U.S. Medical	U.S. Pension	International Pension	U.S. Medical
	(In millions)
Service cost	$—	$0.3	$0.1	$—	$0.3	$0.1
Interest cost	0.7	1.0	0.2	1.1	1.7	0.3
Expected return on plan assets	(1.2)	(2.0)	—	(1.2)	(2.0)	—
Net amortization	0.4	0.5	(0.2)	0.4	0.4	(0.3)
Net periodic benefit (income) cost	$(0.1)	$(0.2)	$0.1	$0.3	$0.4	$0.1

NOTE 10. EQUITY
In August 2014, the Scotts Miracle-Gro Board of Directors authorized the repurchase of up to $500.0 million of Common Shares over a five-year period (effective November 1, 2014 through September 30, 2019). On August 3, 2016, Scotts Miracle-Gro announced that its Board of Directors authorized a $500.0 million increase to the share repurchase authorization ending on September 30, 2019. The amended authorization allows for repurchases of Common Shares of $1.0 billion through September 30, 2019. The authorization provides the Company with flexibility to purchase Common Shares from time to time in open market purchases or through privately negotiated transactions. All or part of the repurchases may be made under Rule 10b5-1 plans, which the Company may enter into from time to time and which enable the repurchases to occur on a more regular basis, or pursuant to accelerated share repurchases. The share repurchase authorization, which expires September 30, 2019, may be suspended or discontinued at any time, and there can be no guarantee as to the timing or amount of any repurchases. During the three months ended December 31, 2016, Scotts Miracle-Gro repurchased 0.5 million Common Shares for $43.4 million. From the inception of this share repurchase program in the fourth quarter of fiscal 2014 through December 31, 2016, Scotts Miracle-Gro repurchased approximately 2.6 million Common Shares for $189.1 million.
The following table provides a summary of the changes in total equity, shareholders’ equity attributable to controlling interest, and equity attributable to noncontrolling interests for the three months ended December 31, 2016 and January 2, 2016 (in millions):

	Common Shares and Capital in Excess of Stated Value	Retained Earnings	Treasury Shares	Accumulated Other Comprehensive Loss	Total Equity - Controlling Interest	Non-controlling Interest	Total Equity
Balance at September 30, 2015	$400.4	$684.2	$(357.1)	$(106.8)	$620.7	$12.4	$633.1
Net income (loss)	—	(81.3)	—	—	(81.3)	0.5	(80.8)
Other comprehensive loss	—	—	—	(0.2)	(0.2)	—	(0.2)
Share-based compensation	2.2	—	—	—	2.2	—	2.2
Dividends declared ($0.47 per share)	—	(29.2)	—	—	(29.2)	—	(29.2)
Treasury share issuances	(0.3)	—	1.9	—	1.6	—	1.6
Balance at January 2, 2016	$402.3	$573.7	$(355.2)	$(107.0)	$513.8	$12.9	$526.7

Balance at September 30, 2016	$401.7	$881.8	$(451.4)	$(116.9)	$715.2	$19.1	$734.3
Net income (loss)	—	(65.3)	—	—	(65.3)	0.4	(64.9)
Other comprehensive loss	—	—	—	(0.2)	(0.2)	—	(0.2)
Share-based compensation	3.2	—	—	—	3.2	—	3.2
Dividends declared ($0.50 per share)	—	(30.1)	—	—	(30.1)	—	(30.1)
Treasury share purchases	—	—	(43.4)	—	(43.4)	—	(43.4)
Treasury share issuances	(1.5)	—	2.9	—	1.4	—	1.4
Adjustment to noncontrolling interest due to ownership change	(1.0)	—	—	—	(1.0)	1.0	—
Distribution declared by AeroGrow	—	—	—	—	—	(8.1)	(8.1)
Balance at December 31, 2016	$402.4	$786.4	$(491.9)	$(117.1)	$579.8	$12.4	$592.2
On November 29, 2016, the Company’s wholly-owned subsidiary SMG Growing Media, Inc. fully exercised its outstanding warrants to acquire additional shares of common stock of AeroGrow for an aggregate warrant exercise price of $47.8 million in exchange for the issuance of 21.6 million shares of common stock of AeroGrow, which increased the Company’s percentage ownership of AeroGrow’s outstanding shares of common stock (on a fully diluted basis) from 45% to 80%. The financial results of AeroGrow have been consolidated into the Company’s consolidated financial statements since the fourth quarter of fiscal 2014, when the Company obtained control of AeroGrow’s operations through increased involvement, influence and a working capital loan provided to AeroGrow. Following the exercise of the warrants, the Board of Directors of AeroGrow declared a $41 million distribution ($1.21 per share) payable on January 3, 2017 to shareholders of record on December 20, 2016. At December 31, 2016, the Company recorded a distribution payable of $8.1 million in the “Other liabilities” line in the Condensed Consolidated Balance Sheets representing the distribution payable to the noncontrolling interest holders of AeroGrow.

Share-Based Awards
The following is a summary of the share-based awards granted during the periods indicated:

	THREE MONTHS ENDED
	DECEMBER 31, 2016	JANUARY 2, 2016
Employees
Restricted stock units	1,230	1,503
Performance units	1,505	—
Board of Directors
Deferred stock units	1,261	1,304
Total share-based awards	3,996	2,807

Aggregate fair value at grant dates (in millions)	$0.3	$0.2
Total share-based compensation was as follows for the periods indicated:

	THREE MONTHS ENDED
	DECEMBER 31, 2016	JANUARY 2, 2016
	(In millions)
Share-based compensation	$2.3	$2.2
Tax benefit recognized	0.9	0.8
Subsequent to December 31, 2016, Scotts Miracle-Gro awarded performance share units, restricted stock units and deferred stock units representing 0.6 million Common Shares to employees and members of the Board of Directors with an estimated fair value of $57.1 million on the date of the grant.
NOTE 11. INCOME TAXES
The effective tax rate related to continuing operations for the three months ended December 31, 2016 was 35.5%, compared to 35.4% for the three months ended January 2, 2016. The effective tax rate used for interim reporting purposes is based on management’s best estimate of factors impacting the effective tax rate for the full fiscal year. There can be no assurance that the effective tax rate estimated for interim financial reporting purposes will approximate the effective tax rate determined at fiscal year end. Final Treasury Regulations under Internal Revenue Code §987 were enacted on December 7, 2016, governing the methodology to be used in calculating deferred translation gain or loss for certain entities treated as U.S. branches for U.S. tax purposes.  The Company has determined that the impact of adopting these regulations is immaterial to the Company's deferred tax balances and financial statements.
Scotts Miracle-Gro or one of its subsidiaries files income tax returns in the U.S. federal jurisdiction and various state, local and foreign jurisdictions. Subject to the following exceptions, the Company is no longer subject to examination by these tax authorities for fiscal years prior to 2013. The Company is currently under examination by the Internal Revenue Service and certain foreign and U.S. state and local tax authorities. The U.S. federal examination is limited to fiscal years 2011 and 2012. With respect to foreign jurisdictions, a German audit is currently ongoing covering fiscal years 2009 through 2012. In regard to the multiple U.S. state and local audits, the tax periods under examination are limited to fiscal years 2008 through 2015. In addition to the aforementioned audits, certain other tax deficiency notices and refund claims for previous years remain unresolved.
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
Regulatory Matters
At December 31, 2016, $4.9 million was accrued in the “Other liabilities” line in the Condensed Consolidated Balance Sheets for environmental actions, the majority of which are for site remediation. The amounts accrued are believed to be adequate to cover such known environmental exposures based on current facts and estimates of likely outcomes. Although it is reasonably possible that the costs to resolve such known environmental exposures will exceed the amounts accrued, any variation from accrued amounts is not expected to be material.
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
Exchange Rate Risk Management
The Company uses currency forward contracts to manage the exchange rate risk associated with intercompany loans with foreign subsidiaries that are denominated in local currencies. At December 31, 2016, the notional amount of outstanding currency forward contracts was $238.1 million, with a fair value of $2.9 million. At January 2, 2016, the notional amount of outstanding currency forward contracts was $58.7 million, with a negative fair value of $0.8 million. At September 30, 2016, the notional amount of outstanding currency forward contracts was $165.8 million, with a fair value of $0.4 million. The fair value of currency forward contracts is determined using forward rates in commonly quoted intervals for the full term of the contracts. The outstanding contracts will mature over the next fiscal year.
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
The Company has outstanding interest rate swap agreements with major financial institutions that effectively convert a portion of the Company’s variable-rate debt to a fixed rate. The swap agreements had a total U.S. dollar equivalent notional amount of $1,150.0 million at December 31, 2016, $1,300.0 million at January 2, 2016 and $650.0 million at September 30, 2016. Refer to “NOTE 8. DEBT” for the terms of the swap agreements outstanding at December 31, 2016. Included in the AOCI balance at December 31, 2016 was a loss of $1.6 million related to interest rate swap agreements that is expected to be reclassified to earnings during the next twelve months, consistent with the timing of the underlying hedged transactions.
Commodity Price Risk Management
The Company enters into hedging arrangements designed to fix the price of a portion of its projected future urea requirements. The contracts are designated as hedges of the Company’s exposure to future cash flow fluctuations associated with the cost of urea. The objective of the hedges is to mitigate the earnings and cash flow volatility attributable to the risk of changing prices. Since the contracts have been designated as hedging instruments, unrealized gains or losses resulting from adjusting these contracts to fair value are recorded as elements of AOCI within the Condensed Consolidated Balance Sheets. Realized gains or losses remain as a component of AOCI until the related inventory is sold. Upon sale of the underlying inventory, the gain or loss is reclassified to cost of sales. Included in the AOCI balance at December 31, 2016 was a gain of $0.7 million related to urea derivatives that is expected to be reclassified to earnings during the next twelve months, consistent with the timing of the underlying hedged transactions.
The Company also uses derivatives to partially mitigate the effect of fluctuating diesel costs on operating results. These financial instruments are carried at fair value within the Condensed Consolidated Balance Sheets. Changes in the fair value of derivative contracts that qualify for hedge accounting are recorded in AOCI except for any ineffective portion of the change in fair value, which is immediately recorded in earnings. The effective portion of the change in fair value remains as a component of AOCI until the related fuel is consumed, at which time the accumulated gain or loss on the derivative contract is reclassified to cost of sales. Changes in the fair value of derivatives that do not qualify for hedge accounting are recorded as an element of cost of sales. At December 31, 2016, there were no amounts included within AOCI.
The Company had the following outstanding commodity contracts that were entered into to hedge forecasted purchases:

COMMODITY	DECEMBER 31, 2016	JANUARY 2, 2016	SEPTEMBER 30, 2016
Urea	19,500 tons	30,000 tons	40,500 tons
Diesel	5,292,000 gallons	5,796,000 gallons	6,384,000 gallons
Heating Oil	1,680,000 gallons	2,520,000 gallons	1,722,000 gallons

Fair Values of Derivative Instruments
The fair values of the Company’s derivative instruments were as follows:

		ASSETS / (LIABILITIES)
DERIVATIVES DESIGNATED AS HEDGING INSTRUMENTS		DECEMBER 31, 2016	JANUARY 2, 2016	SEPTEMBER 30, 2016
	BALANCE SHEET LOCATION	FAIR VALUE
		(In millions)
Interest rate swap agreements	Prepaid and other current assets	$0.1	$—	$—
	Other assets	1.0	0.1	—
	Other current liabilities	(2.8)	(7.4)	(3.3)
	Other liabilities	(1.0)	(2.5)	(3.1)
Commodity hedging instruments	Prepaid and other current assets	1.1	—	—
	Other current liabilities	—	(1.4)	(0.3)
Total derivatives designated as hedging instruments		$(1.6)	$(11.2)	$(6.7)

DERIVATIVES NOT DESIGNATED AS HEDGING INSTRUMENTS	BALANCE SHEET LOCATION
Currency forward contracts	Prepaid and other current assets	$2.9	$—	$1.2
	Other current liabilities	—	(0.8)	(0.8)
Commodity hedging instruments	Prepaid and other current assets	1.2	—	—
	Other current liabilities	—	(5.7)	(0.1)
Total derivatives not designated as hedging instruments		4.1	(6.5)	0.3
Total derivatives		$2.5	$(17.7)	$(6.4)

The effect of derivative instruments on AOCI and the Condensed Consolidated Statements of Operations was as follows:

DERIVATIVES IN CASH FLOW HEDGING RELATIONSHIPS	AMOUNT OF GAIN / (LOSS) RECOGNIZED IN AOCI
	THREE MONTHS ENDED
	DECEMBER 31, 2016	JANUARY 2, 2016
	(In millions)
Interest rate swap agreements	$2.1	$1.7
Commodity hedging instruments	0.9	(0.4)
Total	$3.0	$1.3

DERIVATIVES IN CASH FLOW HEDGING RELATIONSHIPS	RECLASSIFIED FROM AOCI INTO STATEMENT OF OPERATIONS	AMOUNT OF GAIN / (LOSS)
		THREE MONTHS ENDED
		DECEMBER 31, 2016	JANUARY 2, 2016
		(In millions)
Interest rate swap agreements	Interest expense	$(0.3)	$(1.0)
Commodity hedging instruments	Cost of sales	(0.1)	0.2
Total		$(0.4)	$(0.8)

DERIVATIVES NOT DESIGNATED AS HEDGING INSTRUMENTS	RECOGNIZED IN STATEMENT OF OPERATIONS	AMOUNT OF GAIN / (LOSS)
		THREE MONTHS ENDED
		DECEMBER 31, 2016	JANUARY 2, 2016
		(In millions)
Currency forward contracts	Other income, net	$9.2	$(0.8)
Commodity hedging instruments	Cost of sales	0.9	(3.3)
Total		$10.1	$(4.1)
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

The following table presents the Company’s financial assets and liabilities measured at fair value on a recurring basis at December 31, 2016:

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Unobservable Inputs (Level 3)	Total
	(In millions)
Assets
Cash equivalents	$10.5	$—	$—	$10.5
Derivatives
Interest rate swap agreements	—	1.1	—	1.1
Currency forward contracts	—	2.9	—	2.9
Commodity hedging instruments	—	2.3	—	2.3
Other	13.4	—	10.9	24.3
Total	$23.9	$6.3	$10.9	$41.1
Liabilities
Derivatives
Interest rate swap agreements	$—	$(3.8)	$—	$(3.8)
Long-term debt	—	—	(36.4)	(36.4)
Total	$—	$(3.8)	$(36.4)	$(40.2)
The following table presents the Company’s financial assets and liabilities measured at fair value on a recurring basis at January 2, 2016:

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Unobservable Inputs (Level 3)	Total
	(In millions)
Assets
Cash equivalents	$20.2	$—	$—	$20.2
Derivatives
Interest rate swap agreements	—	0.1	—	0.1
Other	10.4	—	—	10.4
Total	$30.6	$0.1	$—	$30.7
Liabilities
Derivatives
Interest rate swap agreements	$—	$(9.9)	$—	$(9.9)
Currency forward contracts	—	(0.8)	—	(0.8)
Commodity hedging instruments	—	(7.1)	—	(7.1)
Total	$—	$(17.8)	$—	$(17.8)

The following table presents the Company’s financial assets and liabilities measured at fair value on a recurring basis at September 30, 2016:

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Unobservable Inputs (Level 3)	Total
	(In millions)
Assets
Cash equivalents	$11.5	$—	$—	$11.5
Derivatives
Currency forward contracts	—	1.2	—	1.2
Other	11.8	—	10.9	22.7
Total	$23.3	$1.2	$10.9	$35.4
Liabilities
Derivatives
Interest rate swap agreements	$—	$(6.4)	$—	$(6.4)
Currency forward contracts	—	(0.8)	—	(0.8)
Commodity hedging instruments	—	(0.4)	—	(0.4)
Long-term debt	—	—	(38.3)	(38.3)
Total	$—	$(7.6)	$(38.3)	$(45.9)
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
Segment performance is evaluated based on several factors, including segment income (loss) from continuing operations before income taxes, amortization, impairment, restructuring and other charges. Senior management uses this measure of operating profit (loss) to evaluate segment performance because the Company believes this measure is indicative of performance trends and the overall earnings potential of each segment.

The following tables present summarized financial information concerning the Company’s reportable segments for the periods indicated:

	THREE MONTHS ENDED
	DECEMBER 31, 2016	JANUARY 2, 2016
	(In millions)
Net sales:
U.S. Consumer	$125.5	$113.2
Europe Consumer	24.4	25.7
Other	96.9	55.6
Consolidated	$246.8	$194.5

Segment income (loss) from continuing operations before income taxes, amortization, impairment, restructuring and other charges:
U.S. Consumer	$(38.0)	$(54.2)
Europe Consumer	(8.4)	(9.2)
Other	5.6	0.5
Segment total	(40.8)	(62.9)
Corporate	(22.8)	(24.4)
Intangible asset amortization	(5.9)	(3.9)
Impairment, restructuring and other	(11.0)	(6.5)
Equity in loss of unconsolidated affiliates	(3.6)	—
Costs related to refinancing	—	(8.8)
Interest expense	(15.6)	(16.3)
Consolidated loss from continuing operations before income taxes	$(99.7)	$(122.8)

	DECEMBER 31, 2016	JANUARY 2, 2016	SEPTEMBER 30, 2016
	(In millions)
Total assets:
U.S. Consumer	$1,927.2	$1,791.5	$1,770.7
Europe Consumer	187.0	226.9	192.1
Other	686.9	320.0	568.1
Corporate	259.3	185.6	271.9
Assets held for sale	—	196.9	—
Consolidated	$3,060.4	$2,720.9	$2,802.8

NOTE 16. FINANCIAL INFORMATION FOR SUBSIDIARY GUARANTORS AND NON-GUARANTORS
The 6.000% and 5.250% Senior Notes were issued on October 13, 2015 and December 15, 2016, respectively, and are guaranteed by certain of the Company’s domestic subsidiaries and, therefore, the Company reports condensed consolidating financial information in accordance with SEC Regulation S-X Rule 3-10, Financial Statements of Guarantors and Issuers of Guaranteed Securities Registered or Being Registered. On December 15, 2015, Scotts Miracle-Gro redeemed all of its outstanding $200.0 million aggregate principal amount of 6.625% Senior Notes, which were previously guaranteed by certain of its domestic subsidiaries. The guarantees are “full and unconditional,” as those terms are used in Regulation S-X Rule 3-10, except that a subsidiary’s guarantee will be released in certain customary circumstances, such as (1) upon any sale or other disposition of all or substantially all of the assets of the subsidiary (including by way of merger or consolidation) to any person other than Scotts Miracle-Gro or any “restricted subsidiary” under the indentures governing the 6.000% and 5.250% Senior Notes; (2) if the subsidiary merges with and into Scotts Miracle-Gro, with Scotts Miracle-Gro surviving such merger; (3) if the subsidiary is designated an “unrestricted subsidiary” in accordance with the indentures governing the 6.000% and 5.250% Senior Notes or otherwise ceases to be a “restricted subsidiary” (including by way of liquidation or dissolution) in a transaction permitted by such indenture; (4) upon legal or covenant defeasance; (5) at the election of Scotts Miracle-Gro following the subsidiary’s release as a guarantor under the new credit agreement, except a release by or as a result of the repayment of the new credit agreement; or (6) if the subsidiary ceases to be a “restricted subsidiary” and the subsidiary is not otherwise required to provide a guarantee of the 6.000% and 5.250% Senior Notes pursuant to the indentures governing the 6.000% and 5.250% Senior Notes. SLS Holdings, Inc. was added as a guarantor effective in the three-month period ending July 2, 2016, and HGCI, Inc. and GenSource, Inc. were added as guarantors effective in the three-month period ending January 2, 2016, and have been classified as Guarantors for all periods presented.
The following 100% directly or indirectly owned subsidiaries fully and unconditionally guarantee at December 31, 2016 the 6.000% and 5.250% Senior Notes on a joint and several basis: Gutwein & Co., Inc.; Hyponex Corporation; Miracle-Gro Lawn Products, Inc.; OMS Investments, Inc.; Rod McLellan Company; Sanford Scientific, Inc.; Scotts Temecula Operations, LLC; Scotts Manufacturing Company; Scotts Products Co.; Scotts Professional Products Co.; Scotts-Sierra Investments LLC; SMG Growing Media, Inc.; Swiss Farms Products, Inc.; SMGM LLC; The Scotts Company LLC; The Hawthorne Gardening Company; Hawthorne Hydroponics LLC; HGCI, Inc.; GenSource, Inc.; and SLS Holdings, Inc. (collectively, the “Guarantors”). Effective in the three-month period ending July 2, 2016, the SLS Business was contributed to the TruGreen Joint Venture and the Company classified its results of operations for all periods presented to reflect the SLS Business as a discontinued operation and classified the assets and liabilities as held for sale within the financial information of the Guarantors. Subsequent to their contribution to the TruGreen Joint Venture, EG Systems, LLC (formerly known as EG Systems, Inc.) and SLS Franchise Systems LLC are no longer guarantors of the 6.000% Senior Notes.
The following information presents Condensed Consolidating Statements of Operations for the three months ended December 31, 2016 and January 2, 2016, Condensed Consolidating Statements of Comprehensive Income (Loss) for the three months ended December 31, 2016 and January 2, 2016, Condensed Consolidating Statements of Cash Flows for the three months ended December 31, 2016 and January 2, 2016, and Condensed Consolidating Balance Sheets as of December 31, 2016, January 2, 2016 and September 30, 2016. The condensed consolidating financial information presents, in separate columns, financial information for: Scotts Miracle-Gro on a Parent-only basis, carrying its investment in subsidiaries under the equity method; Guarantors on a combined basis, carrying their investments in subsidiaries which do not guarantee the debt (collectively, the “Non-Guarantors”) under the equity method; Non-Guarantors on a combined basis; and eliminating entries. The eliminating entries primarily reflect intercompany transactions, such as interest expense, accounts receivable and payable, short and long-term debt, and the elimination of equity investments, return on investments and income in subsidiaries. Because the Parent is obligated to pay the unpaid principal amount and interest on all amounts borrowed by the Guarantors or Non-Guarantors under the credit facility (and was obligated to pay the unpaid principal amount and interest on all amounts borrowed by the Guarantors and Non-Guarantors under the previous senior secured five-year revolving loan facility), the borrowings and related interest expense for the loans outstanding of the Guarantors and Non-Guarantors are also presented in the accompanying Parent-only financial information, and are then eliminated. Included in the Parent Condensed Consolidating Statement of Cash Flows for the three months ended December 31, 2016 are $222.6 million of dividends paid by the Guarantors and Non-Guarantors to the Parent representing return of investments and as such are classified within cash flows used in investing activities. Included in the Parent Condensed Consolidating Statement of Cash Flows for the three months ended January 2, 2016 are $242.2 million of dividends paid by the Guarantors and Non-Guarantors to the Parent representing return on investments and as such are classified within cash flows from operating activities.

THE SCOTTS MIRACLE-GRO COMPANY
Condensed Consolidating Statement of Operations
for the three months ended December 31, 2016
(In millions)
(Unaudited)

	Parent	Subsidiary Guarantors	Non- Guarantors	Eliminations/ Consolidations	Consolidated
Net sales	$—	$145.5	$101.3	$—	$246.8
Cost of sales	—	126.4	76.2	—	202.6
Gross profit	—	19.1	25.1	—	44.2
Operating expenses:
Selling, general and administrative	—	85.7	33.1	0.3	119.1
Impairment, restructuring and other	—	1.4	—	—	1.4
Other (income) loss, net	(0.2)	(5.3)	0.1	—	(5.4)
Income (loss) from operations	0.2	(62.7)	(8.1)	(0.3)	(70.9)
Equity (income) loss in subsidiaries	58.4	1.4	—	(59.8)	—
Other non-operating (income) loss	(4.3)	—	(5.9)	10.2	—
Equity in (income) loss of unconsolidated affiliates	—	13.2	—	—	13.2
Interest expense	14.7	9.9	1.2	(10.2)	15.6
Income (loss) from continuing operations before income taxes	(68.6)	(87.2)	(3.4)	59.5	(99.7)
Income tax (benefit) expense from continuing operations	(3.6)	(30.6)	(1.2)	—	(35.4)
Income (loss) from continuing operations	(65.0)	(56.6)	(2.2)	59.5	(64.3)
Income (loss) from discontinued operations, net of tax	—	(0.6)	—	—	(0.6)
Net income (loss)	$(65.0)	$(57.2)	$(2.2)	$59.5	$(64.9)
Net (income) loss attributable to noncontrolling interest	—	—	—	(0.4)	(0.4)
Net income (loss) attributable to controlling interest	$(65.0)	$(57.2)	$(2.2)	$59.1	$(65.3)

THE SCOTTS MIRACLE-GRO COMPANY
Condensed Consolidating Statement of Comprehensive Income (Loss)
for the three months ended December 31, 2016
(In millions)
(Unaudited)

	Parent	Subsidiary Guarantors	Non- Guarantors	Eliminations/ Consolidations	Consolidated
Net income (loss)	$(65.0)	$(57.2)	$(2.2)	$59.5	$(64.9)
Other comprehensive income (loss), net of tax:
Net foreign currency translation adjustment	(4.0)	—	(4.0)	4.0	(4.0)
Net change in derivatives	3.4	1.0	—	(1.0)	3.4
Net change in pension and other post retirement benefits	0.4	0.1	0.3	(0.4)	0.4
Total other comprehensive income (loss)	(0.2)	1.1	(3.7)	2.6	(0.2)
Comprehensive income (loss)	$(65.2)	$(56.1)	$(5.9)	$62.1	$(65.1)

THE SCOTTS MIRACLE-GRO COMPANY
Condensed Consolidating Statement of Cash Flows
for the three months ended December 31, 2016
(In millions)
(Unaudited)

	Parent	Subsidiary Guarantors	Non- Guarantors	Eliminations/ Consolidations	Consolidated
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	$(13.8)	$(172.4)	$(23.6)	$—	$(209.8)

INVESTING ACTIVITIES (a)
Proceeds from sale of long-lived assets	—	0.1	—	—	0.1
Investments in property, plant and equipment	—	(13.0)	(3.1)	—	(16.1)
Distributions from (investments in) unconsolidated affiliates	—	—	(0.1)	—	(0.1)
Investments in acquired businesses, net of cash acquired	—	(1.5)	(76.4)	—	(77.9)
Return of investments from affiliates	222.6	—	—	(222.6)	—
Investing cash flows from (to) affiliates	(383.8)	(189.2)	—	573.0	—
Net cash provided by (used in) investing activities	(161.2)	(203.6)	(79.6)	350.4	(94.0)

FINANCING ACTIVITIES
Borrowings under revolving and bank lines of credit and term loans	—	404.3	54.7	—	459.0
Repayments under revolving and bank lines of credit and term loans	—	(187.2)	(95.1)	—	(282.3)
Proceeds from issuance of 5.250% Senior Notes	250.0	—	—	—	250.0
Financing and issuance fees	(3.5)	—	—	—	(3.5)
Dividends paid	(30.0)	(222.6)	—	222.6	(30.0)
Purchase of Common Shares	(43.6)	—	—	—	(43.6)
Payments on seller notes	—	—	(6.5)	—	(6.5)
Excess tax benefits from share-based payment arrangements	0.8	—	—	—	0.8
Cash received from the exercise of stock options	1.3	—	—	—	1.3
Financing cash flows from (to) affiliates	—	383.8	189.2	(573.0)	—
Net cash provided by (used in) financing activities	175.0	378.3	142.3	(350.4)	345.2
Effect of exchange rate changes on cash	—	—	(2.8)	—	(2.8)
Net increase (decrease) in cash and cash equivalents	—	2.3	36.3	—	38.6
Cash and cash equivalents at beginning of period	—	2.7	47.4	—	50.1
Cash and cash equivalents at end of period	$—	$5.0	$83.7	$—	$88.7

(a)
Cash received by the Parent from the Guarantors and Non-Guarantors in the form of dividends in the amount of $222.6 million represent return of investments and are included in cash flows from investing activities.

THE SCOTTS MIRACLE-GRO COMPANY
Condensed Consolidating Balance Sheet
As of December 31, 2016
(In millions)
(Unaudited)

	Parent	Subsidiary Guarantors	Non- Guarantors	Eliminations/ Consolidations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$—	$5.0	$83.7	$—	$88.7
Accounts receivable, net	—	137.2	92.2	—	229.4
Inventories	—	604.2	152.1	—	756.3
Prepaid and other current assets	0.2	120.7	42.2	(32.4)	130.7
Total current assets	0.2	867.1	370.2	(32.4)	1,205.1
Investment in unconsolidated affiliates	—	83.2	0.7	—	83.9
Property, plant and equipment, net	—	386.1	75.9	—	462.0
Goodwill	—	260.4	126.6	11.6	398.6
Intangible assets, net	—	597.0	186.1	9.9	793.0
Other assets	12.2	105.3	1.3	(1.0)	117.8
Equity investment in subsidiaries	753.7	—	—	(753.7)	—
Intercompany assets	1,479.7	—	—	(1,479.7)	—
Total assets	$2,245.8	$2,299.1	$760.8	$(2,245.3)	$3,060.4

LIABILITIES AND EQUITY
Current liabilities:
Current portion of debt	$15.0	$15.6	$26.2	$(15.0)	$41.8
Accounts payable	—	199.9	55.8	—	255.7
Other current liabilities	10.8	40.6	126.4	(32.4)	145.4
Total current liabilities	25.8	256.1	208.4	(47.4)	442.9
Long-term debt	1,639.2	931.4	105.0	(998.4)	1,677.2
Other liabilities	1.0	269.8	73.3	4.0	348.1
Equity investment in subsidiaries	—	57.2	—	(57.2)	—
Intercompany liabilities	—	247.7	201.3	(449.0)	—
Total liabilities	1,666.0	1,762.2	588.0	(1,548.0)	2,468.2
Total equity—controlling interest	579.8	536.9	172.8	(709.7)	579.8
Noncontrolling interest	—	—	—	12.4	12.4
Total equity	579.8	536.9	172.8	(697.3)	592.2
Total liabilities and equity	$2,245.8	$2,299.1	$760.8	$(2,245.3)	$3,060.4

THE SCOTTS MIRACLE-GRO COMPANY
Condensed Consolidating Statement of Operations
for the three months ended January 2, 2016
(In millions)
(Unaudited)

	Parent	Subsidiary Guarantors	Non- Guarantors	Eliminations/ Consolidations	Consolidated
Net sales	$—	$130.3	$64.2	$—	$194.5
Cost of sales	—	124.8	48.0	—	172.8
Cost of sales—impairment, restructuring and other	—	5.0	—	—	5.0
Gross profit	—	0.5	16.2	—	16.7
Operating expenses:
Selling, general and administrative	—	84.2	28.7	0.4	113.3
Impairment, restructuring and other	—	1.2	0.1	—	1.3
Other (income) loss, net	—	(0.9)	0.7	—	(0.2)
Income (loss) from operations	—	(84.0)	(13.3)	(0.4)	(97.7)
Equity income (loss) in subsidiaries	68.0	2.6	—	(70.6)	—
Other non-operating income (loss)	(4.6)	—	(6.0)	10.6	—
Costs related to refinancing	8.8	—	—	—	8.8
Interest expense	16.0	10.0	0.9	(10.6)	16.3
Income (loss) from continuing operations before income taxes	(88.2)	(96.6)	(8.2)	70.2	(122.8)
Income tax (benefit) expense from continuing operations	(7.2)	(33.3)	(3.0)	—	(43.5)
Income (loss) from continuing operations	(81.0)	(63.3)	(5.2)	70.2	(79.3)
Income (loss) from discontinued operations, net of tax	—	(1.5)	—	—	(1.5)
Net income (loss)	$(81.0)	$(64.8)	$(5.2)	$70.2	$(80.8)
Net (income) loss attributable to noncontrolling interest	—	—	—	(0.5)	(0.5)
Net income (loss) attributable to controlling interest	$(81.0)	$(64.8)	$(5.2)	$69.7	$(81.3)

THE SCOTTS MIRACLE-GRO COMPANY
Condensed Consolidating Statement of Comprehensive Income (Loss)
for the three months ended January 2, 2016
(In millions)
(Unaudited)

	Parent	Subsidiary Guarantors	Non- Guarantors	Eliminations/ Consolidations	Consolidated
Net income (loss)	$(81.0)	$(64.8)	$(5.2)	$70.2	$(80.8)
Other comprehensive income (loss), net of tax:
Net foreign currency translation adjustment	(2.8)	—	(2.8)	2.8	(2.8)
Net change in derivatives	2.1	(0.6)	—	0.6	2.1
Net change in pension and other post-retirement benefits	0.5	0.3	0.2	(0.5)	0.5
Total other comprehensive income (loss)	(0.2)	(0.3)	(2.6)	2.9	(0.2)
Comprehensive income (loss)	$(81.2)	$(65.1)	$(7.8)	$73.1	$(81.0)

THE SCOTTS MIRACLE-GRO COMPANY
Condensed Consolidating Statement of Cash Flows
for the three months ended January 2, 2016
(In millions)
(Unaudited)

	Parent	Subsidiary Guarantors	Non- Guarantors	Eliminations/ Consolidations	Consolidated
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES (a)	$233.1	$(271.9)	$(57.6)	$(242.2)	$(338.6)

INVESTING ACTIVITIES
Proceeds from sale of long-lived assets	—	0.1	—	—	0.1
Investments in property, plant and equipment	—	(13.4)	(2.7)	—	(16.1)
Investing cash flows from (to) affiliates	(395.0)	—	—	395.0	—
Distributions from (investments in) unconsolidated affiliates	—	(0.8)	—	—	(0.8)
Net cash provided by (used in) investing activities	(395.0)	(14.1)	(2.7)	395.0	(16.8)

FINANCING ACTIVITIES
Borrowings under revolving and bank lines of credit and term loans	—	873.1	51.2	—	924.3
Repayments under revolving and bank lines of credit and term loans	—	(741.5)	(9.7)	—	(751.2)
Proceeds from issuance of 6.000% Senior Notes	400.0	—	—	—	400.0
Repayment of 6.625% Senior Notes	(200.0)	—	—	—	(200.0)
Financing and issuance fees	(10.5)	—	—	—	(10.5)
Dividends paid	(28.9)	(242.2)	—	242.2	(28.9)
Payments on seller notes	—	(0.8)	—	—	(0.8)
Excess tax benefits from share-based payment arrangements	0.1	—	—	—	0.1
Cash received from the exercise of stock options	1.2	—	—	—	1.2
Financing cash flows from (to) affiliates	—	393.5	1.5	(395.0)	—
Net cash provided by (used in) financing activities	161.9	282.1	43.0	(152.8)	334.2
Effect of exchange rate changes on cash	—	—	(1.2)	—	(1.2)
Net increase (decrease) in cash and cash equivalents	—	(3.9)	(18.5)	—	(22.4)
Cash and cash equivalents at beginning of period	—	8.2	63.2	—	71.4
Cash and cash equivalents at end of period	$—	$4.3	$44.7	$—	$49.0

(a)	Cash received by the Parent from its subsidiaries in the form of dividends in the amount of $242.2 million represent return on investments and are included in cash flows from operating activities.

THE SCOTTS MIRACLE-GRO COMPANY
Condensed Consolidating Balance Sheet
As of January 2, 2016
(In millions)
(Unaudited)

	Parent	Subsidiary Guarantors	Non- Guarantors	Eliminations/ Consolidations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$—	$4.3	$44.7	$—	$49.0
Accounts receivable, net	—	105.4	87.5	—	192.9
Inventories	—	618.7	131.0	—	749.7
Assets held for sale	—	196.9	—	—	196.9
Prepaid and other current assets	—	91.1	37.7	—	128.8
Total current assets	—	1,016.4	300.9	—	1,317.3
Property, plant and equipment, net	—	387.3	53.2	—	440.5
Goodwill	—	260.9	11.8	11.6	284.3
Intangible assets, net	—	605.5	33.2	11.3	650.0
Other assets	15.8	13.5	14.8	(15.3)	28.8
Equity investment in subsidiaries	396.7	—	—	(396.7)	—
Intercompany assets	1,619.4	—	—	(1,619.4)	—
Total assets	$2,031.9	$2,283.6	$413.9	$(2,008.5)	$2,720.9

LIABILITIES AND EQUITY
Current liabilities:
Current portion of debt	$15.0	$17.0	$10.5	$(15.0)	$27.5
Accounts payable	—	176.8	54.4	—	231.2
Liabilities held for sale	—	32.1	—	—	32.1
Other current liabilities	15.6	82.7	61.9	—	160.2
Total current liabilities	30.6	308.6	126.8	(15.0)	451.0
Long-term debt	1,485.0	962.7	137.5	(1,091.5)	1,493.7
Other liabilities	2.4	226.7	30.6	(10.2)	249.5
Equity investment in subsidiaries	—	183.1	—	(183.1)	—
Intercompany liabilities	—	449.3	45.4	(494.7)	—
Total liabilities	1,518.0	2,130.4	340.3	(1,794.5)	2,194.2
Total equity—controlling interest	513.9	153.2	73.6	(226.9)	513.8
Noncontrolling interest	—	—	—	12.9	12.9
Total equity	513.9	153.2	73.6	(214.0)	526.7
Total liabilities and equity	$2,031.9	$2,283.6	$413.9	$(2,008.5)	$2,720.9

THE SCOTTS MIRACLE-GRO COMPANY
Condensed Consolidating Balance Sheet
As of September 30, 2016
(In millions)
(Unaudited)

	Parent	Subsidiary Guarantors	Non- Guarantors	Eliminations/ Consolidations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$—	$2.7	$47.4	$—	$50.1
Accounts receivable, net	—	92.4	104.0	—	196.4
Accounts receivable pledged	—	174.7	—	—	174.7
Inventories	—	327.8	120.4	—	448.2
Prepaid and other current assets	0.1	82.8	39.4	—	122.3
Total current assets	0.1	680.4	311.2	—	991.7
Investment in unconsolidated affiliates	—	100.3	0.7	—	101.0
Property, plant and equipment, net	—	392.1	78.7	—	470.8
Goodwill	—	260.4	101.2	11.6	373.2
Intangible assets, net	—	596.4	144.3	10.2	750.9
Other assets	13.2	103.8	0.7	(2.5)	115.2
Equity investment in subsidiaries	808.8	—	—	(808.8)	—
Intercompany assets	1,013.0	—	—	(1,013.0)	—
Total assets	$1,835.1	$2,133.4	$636.8	$(1,802.5)	$2,802.8

LIABILITIES AND EQUITY
Current liabilities:
Current portion of debt	$15.0	$154.2	$30.8	$(15.0)	$185.0
Accounts payable	—	108.8	57.1	—	165.9
Other current liabilities	16.6	143.6	82.0	—	242.2
Total current liabilities	31.6	406.6	169.9	(15.0)	593.1
Long-term debt	1,085.1	575.7	117.2	(652.9)	1,125.1
Other liabilities	3.2	268.7	76.0	2.4	350.3
Equity investment in subsidiaries	—	161.0	—	(161.0)	—
Intercompany liabilities	—	147.2	187.1	(334.3)	—
Total liabilities	1,119.9	1,559.2	550.2	(1,160.8)	2,068.5
Total equity—controlling interest	715.2	574.2	86.6	(660.8)	715.2
Noncontrolling interest	—	—	—	19.1	19.1
Total equity	715.2	574.2	86.6	(641.7)	734.3
Total liabilities and equity	$1,835.1	$2,133.4	$636.8	$(1,802.5)	$2,802.8

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
This discussion and analysis should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in Scotts Miracle-Gro’s Annual Report on Form 10-K for the fiscal year ended September 30, 2016 (the “2016 Annual Report”).
EXECUTIVE SUMMARY
We are dedicated to delivering strong, long-term financial results and outstanding shareholder returns by providing products of superior quality and value to enhance consumers’ lawn and garden environments. We are a leading manufacturer and marketer of branded consumer lawn and garden products in North America and Europe. We are the exclusive agent of the Monsanto Company (“Monsanto”) for the marketing and distribution of consumer Roundup® non-selective herbicide products within the United States and other contractually specified countries. We have a presence in similar consumer branded product categories in Australia, the Far East and Latin America. In addition, with our recent acquisitions of General Hydroponics, Vermicrop, Gavita, Botanicare and our control of AeroGrow, we are a leading producer of liquid plant food products, growing media, advanced indoor garden and lighting systems and accessories for hydroponic gardening. Our operations are divided into three reportable segments: U.S. Consumer, Europe Consumer and Other.
In the first quarter of fiscal 2016, we announced a series of initiatives called Project Focus designed to maximize the value of our non-core assets and focus on emerging categories of the lawn and garden industry in our core U.S. business. On April 13, 2016, as part of this project, pursuant to the terms of the Contribution and Distribution Agreement (the “Contribution Agreement”) between the Company and TruGreen Holding Corporation (“TruGreen Holdings”), we completed the contribution of the Scotts LawnService® business (the “SLS Business”) to a newly formed subsidiary of TruGreen Holdings (the “TruGreen Joint Venture”) in exchange for a minority equity interest of 30% in the TruGreen Joint Venture. The fair value of this interest was estimated to be $294.0 million, resulting in a pre-tax gain of $131.2 million during fiscal 2016. As a result of this transaction, effective in our second quarter of fiscal 2016, we classified our results of operations for all periods presented to reflect the SLS Business as a discontinued operation and classified the assets and liabilities of the SLS Business as held for sale. Prior to being reported as a discontinued operation, the SLS Business was referred to as our former Scotts LawnService® business segment. For additional information, see “NOTE 2. DISCONTINUED OPERATIONS” of the Notes to Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q. We now participate in the residential and commercial lawn care, tree and shrub care and pest control services segment in the United States and Canada through our interest in the TruGreen Joint Venture.
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
In August 2014, the Scotts Miracle-Gro Board of Directors authorized the repurchase of up to $500.0 million of Common Shares over a five-year period (starting November 1, 2014 through September 30, 2019). On August 3, 2016, Scotts Miracle-Gro announced that its Board of Directors authorized a $500.0 million increase to the share repurchase authorization ending on September 30, 2019. The amended authorization allows for repurchases of Common Shares of $1.0 billion through September 30, 2019. During the three months ended December 31, 2016, Scotts Miracle-Gro repurchased 0.5 million Common Shares for $43.4 million. From the inception of this share repurchase program in the fourth quarter of fiscal 2014 through December 31, 2016, Scotts Miracle-Gro repurchased approximately 2.6 million Common Shares for $189.1 million.
On August 3, 2016, we announced that the Scotts Miracle-Gro Board of Directors approved an increase in our quarterly cash dividend from $0.47 to $0.50 per Common Share.
Subsequent to December 31, 2016, Scotts Miracle-Gro awarded performance share units, restricted stock units and deferred stock units representing 0.6 million Common Shares to employees and members of the Board of Directors with an estimated fair value of $57.1 million on the date of the grant.

RESULTS OF OPERATIONS
Effective in our second quarter of fiscal 2016, we classified our results of operations for all periods presented to reflect the SLS Business as a discontinued operation. As a result, and unless specifically stated, all discussions regarding results for the three months ended December 31, 2016 and January 2, 2016 reflect results from our continuing operations. The following table sets forth the components of income and expense as a percentage of net sales:

	THREE MONTHS ENDED
	DECEMBER 31, 2016	JANUARY 2, 2016
Net sales	100.0%	100.0%
Cost of sales	82.1	88.8
Cost of sales—impairment, restructuring and other	—	2.6
Gross profit	17.9	8.6
Operating expenses:
Selling, general and administrative	48.3	58.3
Impairment, restructuring and other	0.6	0.7
Other income, net	(2.2)	(0.1)
Loss from operations	(28.7)	(50.2)
Equity in loss of unconsolidated affiliates	5.3	—
Costs related to refinancing	—	4.5
Interest expense	6.3	8.4
Loss from continuing operations before income taxes	(40.4)	(63.1)
Income tax benefit from continuing operations	(14.3)	(22.4)
Loss from continuing operations	(26.1)	(40.8)
Loss from discontinued operations, net of tax	(0.2)	(0.8)
Net loss	(26.3)%	(41.5)%
The sum of the components may not equal due to rounding.
Net Sales
Net sales for the three months ended December 31, 2016 were $246.8 million, an increase of 26.9% from net sales of $194.5 million for the three months ended January 2, 2016. The change in net sales was attributable to the following:

THREE MONTHS ENDED
DECEMBER 31, 2016
Acquisitions	21.2%
Volume	7.0
Pricing	(0.3)
Foreign exchange rates	(1.0)
Change in net sales	26.9%
The increase in net sales for the three months ended December 31, 2016 was primarily driven by:

•	the addition of net sales from acquisitions within our Other segment, primarily from Gavita, Botanicare and a Canadian growing media operation; and

•
increased sales volume in our U.S. Consumer segment, driven by increased sales of grass seed and Roundup® For Lawns products, and in our Other segment, driven by increased sales of hydroponic gardening products;

•	partially offset by an unfavorable impact of decreased pricing in our Europe Consumer segment; and

•	the unfavorable impact of foreign exchange rates as a result of the strengthening of the U.S. dollar relative to other currencies including euro and British pound.

Cost of Sales
The following table shows the major components of cost of sales:

	THREE MONTHS ENDED
	DECEMBER 31, 2016	JANUARY 2, 2016
	(In millions)
Materials	$100.5	$81.1
Distribution and warehousing	44.9	46.2
Manufacturing labor and overhead	40.6	31.5
Roundup® reimbursements	16.6	14.0
	202.6	172.8
Impairment, restructuring and other	—	5.0
	$202.6	$177.8

Factors contributing to the change in cost of sales are outlined in the following table:

THREE MONTHS ENDED
DECEMBER 31, 2016
(In millions)
Volume and product mix	$30.1
Roundup® reimbursements	2.6
Material costs	(1.1)
Foreign exchange rates	(1.9)
29.8
Impairment, restructuring and other	(5.0)
Change in cost of sales	$24.8
The increase in cost of sales for the three months ended December 31, 2016 was primarily driven by:

•	costs related to sales from acquisitions within our Other segment of $30.3 million, primarily from Gavita, Botanicare and a Canadian growing media operation;

•	costs related to increased sales in our U.S. Consumer and Other segments; and

•	an increase in net sales attributable to reimbursements under our Marketing Agreement for consumer Roundup®;

•	partially offset by lower distribution costs within our U.S. Consumer segment due to a $4.2 million favorable change in mark-to-market adjustments associated with our fuel hedges;

•	lower material costs in our U.S. Consumer segment driven by lower commodity costs primarily related to fertilizer inputs and resin;

•	the favorable impact of foreign exchange rates as a result of the strengthening of the U.S. dollar relative to other currencies including euro and British pound; and

•
a decrease in other charges of $5.0 million related to costs incurred during the three months ended January 2, 2016 to address consumer complaints regarding our reformulated Bonus® S product sold during fiscal 2015.

Gross Profit
As a percentage of net sales, our gross profit rate was 17.9% and 8.6% for the three months ended December 31, 2016 and January 2, 2016, respectively. Factors contributing to the change in gross profit rate are outlined in the following table:

THREE MONTHS ENDED
DECEMBER 31, 2016
Volume and product mix	4.3%
Acquisitions	1.8
Material costs	0.5
Roundup® commissions and reimbursements	0.4
Pricing	(0.3)
6.7%
Impairment, restructuring and other	2.6
Change in gross profit rate	9.3%
The increase in the gross profit rate for the three months ended December 31, 2016 was primarily driven by:

•	lower distribution costs within our U.S. Consumer segment due to a $4.2 million favorable change in mark-to-market adjustments associated with our fuel hedges;

•	favorable product mix and increased net sales volume driving improved leverage of fixed costs such as warehousing;

•	a favorable net impact from acquisitions within our Other segment, primarily from Gavita, Botanicare and a Canadian growing media operation;

•	lower material costs in our U.S. Consumer segment driven by lower commodity costs primarily related to fertilizer inputs and resin;

•	an increase in net sales attributable to our Marketing Agreement for consumer Roundup®; and

•
a decrease in other charges of $5.0 million related to costs incurred during the three months ended January 2, 2016 to address consumer complaints regarding our reformulated Bonus® S product sold during fiscal 2015;

•	partially offset by an unfavorable impact of decreased pricing in our Europe Consumer segment.
Selling, General and Administrative Expenses
The following table sets forth the components of selling, general and administrative expenses (“SG&A”):

	THREE MONTHS ENDED
	DECEMBER 31, 2016	JANUARY 2, 2016
	(In millions)
Advertising	$10.6	$10.8
Research and development	11.0	11.0
Share-based compensation	2.3	2.2
Amortization of intangibles	5.7	3.5
Other selling, general and administrative	89.5	85.8
	$119.1	$113.3
SG&A increased $5.8 million during the three months ended December 31, 2016 compared to the three months ended January 2, 2016. Advertising expense decreased $0.2 million, or 1.9%, during the three months ended December 31, 2016 compared to the three months ended January 2, 2016, driven by the timing of media spending. Amortization expense increased $2.2 million, or 62.9%, during the three months ended December 31, 2016 compared to the three months ended January 2, 2016, due to the impact of recent acquisitions. The increase in other SG&A expenses of $3.7 million was due to the impact of recent acquisitions of $6.1 million, partially offset by lower variable incentive compensation expense and the favorable impact of foreign exchange rates as the U.S. dollar has strengthened relative to other currencies including euro and British pound.

Impairment, Restructuring and Other
The following table sets forth the components of impairment, restructuring and other charges recorded within the “Cost of sales—impairment, restructuring and other,” “Impairment, restructuring and other” and “Income from discontinued operations, net of tax” lines in the Condensed Consolidated Statements of Operations:

	THREE MONTHS ENDED
	DECEMBER 31, 2016	JANUARY 2, 2016
	(In millions)
Cost of sales—impairment, restructuring and other:
Restructuring and other charges	$—	$5.0
Operating expenses:
Restructuring and other charges	1.4	1.3
Impairment, restructuring and other charges from continuing operations	$1.4	$6.3
Restructuring and other charges from discontinued operations	0.6	3.0
Total impairment, restructuring and other charges	$2.0	$9.3
In the first quarter of fiscal 2016, we announced a series of initiatives called Project Focus designed to maximize the value of our non-core assets and focus on emerging categories of the lawn and garden industry in our core U.S. business. On April 13, 2016, as part of this project, we completed the contribution of the SLS Business to the TruGreen Joint Venture. As a result, effective in our second quarter of fiscal 2016, we classified our results of operations for all periods presented to reflect the SLS Business as a discontinued operation and classified the assets and liabilities of the SLS Business as held for sale. Refer to “NOTE 2. DISCONTINUED OPERATIONS” for more information. During the three months ended December 31, 2016 and January 2, 2016, we recognized $0.6 million and $3.0 million, respectively, in transaction related costs associated with the divestiture of the SLS Business within the “Loss from discontinued operations, net of tax” line in the Condensed Consolidated Statements of Operations. In addition, during the three months ended December 31, 2016 and January 2, 2016, our Corporate function recognized costs of $1.4 million and $0.9 million, respectively, related to other transaction activity within the “Impairment, restructuring and other” line in the Condensed Consolidated Statements of Operations. Costs incurred to date since the inception of the current initiatives are $3.4 million for our U.S. Consumer segment related to termination benefits, $2.0 million for our Europe Consumer segment related to termination benefits and $6.0 million for Corporate related to transaction activity.
During the third quarter of fiscal 2015, our U.S. Consumer segment began experiencing an increase in certain consumer complaints related to our reformulated Bonus® S fertilizer product sold in the southeastern United States during fiscal 2015 indicating customers were experiencing damage to their lawns after application. During the three months ended December 31, 2016 and January 2, 2016, we recognized zero and $5.4 million, respectively, in costs related to resolving these consumer complaints and the recognition of costs we expected to incur for consumer claims. For the three months ended January 2, 2016, $0.4 million of these costs were recorded within the “Impairment, restructuring and other” line and $5.0 million were recorded within the “Cost of sales—impairment, restructuring and other” line in the Condensed Consolidated Statements of Operations. Costs incurred to date since the inception of this matter were $73.8 million, partially offset by insurance reimbursement recoveries of $60.8 million. As of December 31, 2016 and January 2, 2016, insurance reimbursements in the amount of zero and $40.0 million, respectively, were recognized as an accrued liability on the Condensed Consolidated Balance Sheets pending the resolution of the insurer’s review of claim documentation.
Other Income, net
Other income is comprised of activities outside our normal business operations, such as royalty income from the licensing of certain of our brand names, income earned from loans receivable, foreign exchange gains/losses and gains/losses from the sale of non-inventory assets. Other income, net, was $5.4 million for the three months ended December 31, 2016 compared to $0.2 million for the three months ended January 2, 2016. The increase in other income for the three months ended December 31, 2016 was due to an increase in income on loans receivable and royalty income earned from the TruGreen Joint Venture related to its use of our brand names.
Loss from Operations
Loss from operations was $70.9 million for the three months ended December 31, 2016 compared to $97.7 million for the three months ended January 2, 2016, a decrease of $26.8 million, or 27.4%. The improvement was driven by an increase in net sales, gross profit rate and other income, as well as lower impairment, restructuring and other charges, partially offset by an increase in SG&A.

Equity in Loss of Unconsolidated Affiliates
We hold a minority equity interest of 30% in the TruGreen Joint Venture. This interest is accounted for using the equity method of accounting, with our proportionate share of TruGreen Joint Venture earnings reflected in the Condensed Consolidated Statements of Operations. Equity in loss of unconsolidated affiliates was $13.2 million for the three months ended December 31, 2016. Included within loss of unconsolidated affiliates for the three months ended December 31, 2016 is our $9.6 million share of restructuring and other charges incurred by the TruGreen Joint Venture. These charges included $7.9 million for nonrecurring integration and separation costs and $1.7 million for a non-cash fair value write-down adjustment on deferred revenue and advertising as part of the transaction accounting.
Costs Related to Refinancing
Costs related to refinancing were $8.8 million for the three months ended January 2, 2016. The costs incurred were associated with the redemption of our 6.625% Senior Notes on December 15, 2015, and are comprised of $6.6 million of call premium and $2.2 million of unamortized bond discount and issuance costs that were written off.
Interest Expense
Interest expense was $15.6 million for the three months ended December 31, 2016 compared to $16.3 million for the three months ended January 2, 2016. The decrease in interest expense of $0.7 million was driven by a decrease in our weighted average interest rate of 71 basis points primarily due to reduced rates under our credit facility and the redemption of the 6.625% Senior Notes, partially offset by an increase in average borrowings of $146.1 million, which is net of a decrease of $14.6 million due to the impact of foreign exchange rates. The increase in average borrowings was driven by recent acquisition and investment activity, primarily related to Botanicare, Gavita, Bonnie, a Canadian growing media operation and an increase in repurchases of our Common Shares.
Income Tax Benefit
The effective tax rate related to continuing operations for the three months ended December 31, 2016 was 35.5%, compared to 35.4% for the three months ended January 2, 2016. The effective tax rate used for interim purposes was based on our best estimate of factors impacting the effective tax rate for the full fiscal year. Factors affecting the estimated effective tax rate include assumptions as to income by jurisdiction (domestic and foreign), the availability and utilization of tax credits and the existence of elements of income and expense that may not be taxable or deductible. The estimated effective tax rate is subject to revision in later interim periods and at fiscal year end as facts and circumstances change during the course of the fiscal year. There can be no assurances that the effective tax rate estimated for interim financial reporting purposes will approximate the effective tax rate determined at fiscal year end.
Loss from Continuing Operations
Loss from continuing operations was $64.3 million, or $1.08 per diluted share, for the three months ended December 31, 2016 compared to $79.3 million, or $1.30 per diluted share, for the three months ended January 2, 2016. We anticipated a net loss in our first quarter due to the seasonal nature of our business, in which sales are heavily weighted to the spring and summer selling periods during our second and third fiscal quarters. The improvement was driven by an increase in net sales, gross profit rate and other income, as well as lower impairment, restructuring and other charges, and lower interest expense and cost related to refinancing, partially offset by higher equity in loss of unconsolidated affiliates and an increase in SG&A.
Diluted average common shares used in the diluted income per common share calculation were 60.1 million for the three months ended December 31, 2016 compared to 61.5 million for the three months ended January 2, 2016. The decrease was primarily the result of Common Share repurchase activity, partially offset by the exercise and issuance of share-based compensation awards.
Loss from Discontinued Operations, net of tax
Loss from discontinued operations, net of tax, was $0.6 million and $1.5 million for the three months ended December 31, 2016 and January 2, 2016, respectively. During the three months ended December 31, 2016 and January 2, 2016, we recognized $0.6 million and $3.0 million, respectively, in transaction related costs associated with the divestiture of the SLS Business.

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
Segment performance is evaluated based on several factors, including segment income (loss) from continuing operations before income taxes, amortization, impairment, restructuring and other charges. Senior management uses this measure of operating profit (loss) to evaluate segment performance because the Company believes this measure is indicative of performance trends and the overall earnings potential of each segment.
The following table sets forth net sales by segment:

	THREE MONTHS ENDED
	DECEMBER 31, 2016	JANUARY 2, 2016
	(In millions)
U.S. Consumer	$125.5	$113.2
Europe Consumer	24.4	25.7
Other	96.9	55.6
Consolidated	$246.8	$194.5
The following table sets forth segment income (loss) from continuing operations before income taxes, amortization, impairment, restructuring and other charges:

	THREE MONTHS ENDED
	DECEMBER 31, 2016	JANUARY 2, 2016
	(In millions)
U.S. Consumer	$(38.0)	$(54.2)
Europe Consumer	(8.4)	(9.2)
Other	5.6	0.5
Segment total	(40.8)	(62.9)
Corporate	(22.8)	(24.4)
Intangible asset amortization	(5.9)	(3.9)
Impairment, restructuring and other	(11.0)	(6.5)
Equity in loss of unconsolidated affiliates	(3.6)	—
Costs related to refinancing	—	(8.8)
Interest expense	(15.6)	(16.3)
Consolidated loss from continuing operations before income taxes	$(99.7)	$(122.8)
U.S. Consumer
U.S. Consumer segment net sales were $125.5 million in the first quarter of fiscal 2017, an increase of 10.9% from the first quarter of fiscal 2016 net sales of $113.2 million. For the three months ended December 31, 2016, the increase was driven by the favorable impacts of volume, acquisitions and pricing of 9.3%, 0.9% and 0.6%, respectively. Increased sales volume for the three months ended December 31, 2016 was driven by increased sales of grass seed and Roundup® For Lawns products as well as the impact of the Marketing Agreement for consumer Roundup®.
U.S. Consumer segment operating loss decreased by $16.2 million, or 29.9%, in the first quarter of fiscal 2017 as compared to the first quarter of fiscal 2016. The improvement for the three months ended December 31, 2016 was primarily due to increased net sales, lower distribution costs due to a favorable change in mark-to-market adjustments associated with our fuel hedges, favorable product mix and improved leverage of fixed costs such as warehousing, lower material costs driven by commodities and lower SG&A.

Europe Consumer
Europe Consumer segment net sales were $24.4 million in the first quarter of fiscal 2017, a decrease of 5.1% from the first quarter of fiscal 2016 net sales of $25.7 million. For the three months ended December 31, 2016, the decrease was driven by the prior year exit from the U.K. Solus business of $0.9 million, or 3.6%, and the unfavorable impacts of changes in foreign exchange rates and decreased pricing of 7.5% and 4.9%, respectively, partially offset by the favorable impact of volume of 11.1%.
Europe Consumer segment operating loss decreased by 8.7%, to $8.4 million, in the first quarter of fiscal 2017 as compared to the first quarter of fiscal 2016. The improvement for the three months ended December 31, 2016 was primarily driven by lower SG&A resulting from decreased selling and variable incentive compensation expense and the favorable impacts of changes in foreign exchange rates.
Other
Other segment net sales were $96.9 million in the first quarter of fiscal 2017, an increase of 74.3% from the first quarter of fiscal 2016 net sales of $55.6 million. For the three months ended December 31, 2016, the favorable impacts of acquisitions and volume of 72.4% and 2.3%, respectively, were partially offset by the unfavorable impacts of decreased pricing and changes in foreign exchange rates of 0.4% and 0.2%, respectively.
Other segment operating income increased to $5.6 million in the first quarter of fiscal 2017 as compared to $0.5 million in the first quarter of fiscal 2016. The increase for the three months ended December 31, 2016 was primarily driven by increased net sales and gross profit, partially offset by higher SG&A from acquired businesses and costs related to transaction activity.
Corporate
Corporate operating loss was $22.8 million in the first quarter of fiscal 2017 as compared to $24.4 million in the first quarter of fiscal 2016. The decrease was primarily due to lower variable incentive compensation expense and an increase in income on loans receivable and royalty income earned from the TruGreen Joint Venture related to its use of our brand names.
LIQUIDITY AND CAPITAL RESOURCES
Operating Activities
Cash used in operating activities totaled $209.8 million for the three months ended December 31, 2016 as compared to $338.6 million for the three months ended January 2, 2016. Cash used in operating activities related to the SLS Business was $9.3 million for the three months ended December 31, 2016 due to the payment of a previously accrued SLS Business litigation matter. Cash provided by operating activities related to the SLS Business was $5.1 million for the three months ended January 2, 2016.
Cash used in operating activities decreased $128.8 million for the first three months of fiscal 2017 as compared to the first three months of fiscal 2016, primarily driven by a decrease in cash used for working capital as well as a decrease in the seasonal net loss. The decrease in cash used for working capital was due to less growth in inventory driven by increased sales and Company wide efforts to improve inventory management and reduce inventory levels, as well as increased accounts payable as a result of timing of payments to vendors.
Investing Activities
Cash used in investing activities totaled $94.0 million and $16.8 million for the three months ended December 31, 2016 and January 2, 2016, respectively. Cash used in investing activities related to the SLS Business was zero for the three months ended December 31, 2016 and January 2, 2016.
Cash used for investments in property, plant and equipment during the first three months of fiscal 2017 and fiscal 2016 was $16.1 million. During the three months ended December 31, 2016, we also completed the acquisition of Botanicare and two other small acquisitions which included cash payments of $77.9 million.
Financing Activities
Financing activities provided cash of $345.2 million and $334.2 million for the three months ended December 31, 2016 and January 2, 2016, respectively. The increase in cash provided by financing activities of $11.0 million was the result of the issuance of $250.0 million aggregate principal amount of 5.250% Senior Notes during the first three months of fiscal 2017 as compared to a net issuance of $200.0 million aggregate principal amount of Senior Notes during the first three months of fiscal 2016, an increase in net borrowings under our credit facilities of $3.6 million, and a decrease in financing and issuance fees paid of $7.0 million, partially offset by an increase in repurchases of our Common Shares of $43.6 million and an increase in payments on seller notes of $5.7 million.

Cash and Cash Equivalents
Our cash and cash equivalents were held in cash depository accounts with major financial institutions around the world or invested in high quality, short-term liquid investments having original maturities of three months or less. The cash and cash equivalents balances of $88.7 million, $49.0 million and $50.1 million as of December 31, 2016, January 2, 2016 and September 30, 2016, respectively, included $31.0 million, $39.6 million and $39.9 million, respectively, held by controlled foreign corporations. Our current plans do not demonstrate a need to, nor do we have plans to, repatriate the retained earnings from these foreign corporations as the earnings are indefinitely reinvested. However, in the future, if we determine it is necessary to repatriate these funds, or we sell or liquidate any of these foreign corporations, we may be required to pay associated taxes on the repatriation, sale or liquidation.
Borrowing Agreements
Our primary sources of liquidity are cash generated by operations and borrowings under our credit facilities, which are guaranteed by substantially all of Scotts Miracle-Gro’s domestic subsidiaries. On December 20, 2013, we entered into the third amended and restated credit agreement, providing us with a five-year senior secured revolving loan facility in the aggregate principal amount of up to $1.7 billion (the “former credit facility”). On October 29, 2015, we entered into the fourth amended and restated credit agreement (the “credit agreement”), providing us with five-year senior secured loan facilities in the aggregate principal amount of $1.9 billion, comprised of a revolving credit facility of $1.6 billion and a term loan in the original principal amount of $300.0 million (the “credit facilities”). The credit agreement also provides us with the right to seek additional committed credit under the agreement in an aggregate amount of up to $500.0 million plus an unlimited additional amount, subject to certain specified financial and other conditions. Under the credit agreement, we have the ability to obtain letters of credit up to $100.0 million. Borrowings on the revolving credit facility may be made in various currencies, including U.S. dollars, euro, British pounds, Australian dollars and Canadian dollars.
At December 31, 2016, we had letters of credit outstanding in the aggregate principal amount of $25.9 million, and $0.8 billion of availability under the credit agreement, subject to our continued compliance with the covenants discussed below. The weighted average interest rates on average borrowings under the credit agreement and the former credit facility were 3.7% and 4.4% for the three months ended December 31, 2016 and January 2, 2016, respectively.
We maintained a Master Accounts Receivable Purchase Agreement (as amended, “MARP Agreement”), which provided for the discretionary sale by us, and the discretionary purchase by the participating banks, on a revolving basis, of accounts receivable generated by sales to three specified debtors in an aggregate amount not to exceed $400.0 million. The MARP Agreement terminated effective October 14, 2016 in accordance with its terms upon our repayment of its outstanding obligations thereunder using $133.5 million borrowed under the credit agreement. We expect available borrowings under the credit agreement will be sufficient to meet our funding needs on an ongoing basis. Additionally, we continue to consider alternative receivables-based funding sources, as our credit agreement allows for the periodic sale, discounting, factoring or securitization of accounts receivable up to a maximum at any one time outstanding of $500 million. There were no borrowings or receivables pledged as collateral under the MARP Agreement as of December 31, 2016 and January 2, 2016.
On December 15, 2016, we issued $250.0 million aggregate principal amount of 5.250% senior notes due 2026 (the “5.250% Senior Notes”). The net proceeds of the offering were used to repay outstanding borrowings under our credit facilities. The 5.250% Senior Notes represent general unsecured senior obligations and rank equal in right of payment with our existing and future unsecured senior debt. The 5.250% Senior Notes have interest payment dates of June 15 and December 15 of each year, commencing June 15, 2017. The 5.250% Senior Notes may be redeemed, in whole or in part, on or after December 15, 2021 at applicable redemption premiums. The 5.250% Senior Notes contain customary covenants and events of default and mature on December 15, 2026. Substantially all of our domestic subsidiaries serve as guarantors of the 5.250% Senior Notes.
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
We were in compliance with all debt covenants as of December 31, 2016. Our credit agreement contains, among other obligations, an affirmative covenant regarding our leverage ratio on the last day of each quarter, calculated as our net indebtedness divided by adjusted earnings before interest, taxes, depreciation and amortization. The maximum leverage ratio was 4.50 as of December 31, 2016. Our leverage ratio was 3.10 at December 31, 2016. Our credit agreement also includes an affirmative covenant regarding our interest coverage. The minimum interest coverage ratio was 3.00 for the twelve months ended December 31, 2016. Our interest coverage ratio was 8.25 for the twelve months ended December 31, 2016. The credit agreement allows us to make unlimited restricted payments (as defined in the credit agreement), including increased or one-time dividend payments and Common Share repurchases, as long as the leverage ratio resulting from the making of such restricted payments is 4.00 or less. Otherwise we may only make restricted payments in an aggregate amount for each fiscal year not to exceed the amount set forth in the credit agreement for such fiscal year ($175.0 million for fiscal 2017 and $200.0 million for fiscal 2018 and each fiscal year thereafter).
We continue to monitor our compliance with the leverage ratio, interest coverage ratio and other covenants contained in the credit agreement and, based upon our current operating assumptions, we expect to remain in compliance with the permissible leverage ratio and interest coverage ratio throughout fiscal 2017. However, an unanticipated shortfall in earnings, an increase in net indebtedness or other factors could materially affect our ability to remain in compliance with the financial or other covenants of our credit agreement, potentially causing us to have to seek an amendment or waiver from our lending group which could result in repricing of our credit facilities. While we believe we have good relationships with our lending group, we can provide no assurance that such a request would result in a modified or replacement credit agreement on reasonable terms, if at all.
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
Contractual Obligations
Other than the changes to our borrowing agreements and acquisition activity during our first quarter of fiscal 2017, there have been no material changes outside of the ordinary course of business in our outstanding contractual obligations since the end of fiscal 2016 and through December 31, 2016. As part of the fiscal 2017 acquisitions, we acquired operating leases with total future minimum leases payments for non-cancelable operating leases of $3.6 million.
REGULATORY MATTERS
We are subject to local, state, federal and foreign environmental protection laws and regulations with respect to our business operations and believe we are operating in substantial compliance with, or taking actions aimed at ensuring compliance with, such laws and regulations. We are involved in several legal actions with various governmental agencies related to environmental matters. While it is difficult to quantify the potential financial impact of actions involving these environmental matters, particularly remediation costs at waste disposal sites and future capital expenditures for environmental control equipment, in the opinion of management, the ultimate liability arising from such environmental matters, taking into account established reserves, should not have a material effect on our financial condition, results of operations or cash flows. However, there can be no assurance that the resolution of these matters will not materially affect our future quarterly or annual results of operations, financial condition or cash flows. Additional information on environmental matters affecting us is provided in the 2016 Annual Report, under “ITEM 1. BUSINESS — Regulatory Considerations” and “ITEM 3. LEGAL PROCEEDINGS.”
CRITICAL ACCOUNTING POLICIES AND ESTIMATES
The preceding discussion and analysis of our consolidated results of operations and financial condition should be read in conjunction with our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q. The 2016 Annual Report includes additional information about us, our operations, our financial condition, our critical accounting policies and accounting estimates, and should be read in conjunction with this Quarterly Report on Form 10-Q.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Market risks have not changed significantly from those disclosed in the 2016 Annual Report.

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
In addition, there were no changes in the Registrant’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during the Registrant’s fiscal quarter ended December 31, 2016 that have materially affected, or are reasonably likely to materially affect, the Registrant’s internal control over financial reporting.

PART II—OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

There have been no material changes to the pending legal proceedings disclosed in the 2016 Annual Report.
ITEM 1A. RISK FACTORS

The Company's risk factors as of December 31, 2016 have not changed materially from those described in “ITEM IA. RISK FACTORS” in the 2016 Annual Report.

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

Forward-looking statements contained in this Quarterly Report on Form 10-Q are predictions only and actual results could differ materially from management’s expectations due to a variety of factors, including those described in “ITEM 1A. RISK FACTORS” in the 2016 Annual Report. All forward-looking statements attributable to us or persons working on our behalf are expressly qualified in their entirety by such risk factors.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The payment of future dividends, if any, on the Common Shares will be determined by the Board of Directors in light of conditions then existing, including the Company’s earnings, financial condition and capital requirements, restrictions in financing agreements, business conditions and other factors. The terms of the credit agreement allow the Company to make unlimited restricted payments (as defined in the credit agreement), including increased or one-time dividend payments and Common Share repurchases, so long as the leverage ratio resulting from the making of such restricted payments is 4.00 or less. Otherwise the Company may only make restricted payments in an aggregate amount for each fiscal year not to exceed the amount set forth in the credit agreement for such fiscal year ($175.0 million for fiscal 2017 and $200.0 million for fiscal 2018 and each fiscal year thereafter). Our leverage ratio was 3.10 at December 31, 2016.

(a) Issuer Purchases of Equity Securities

The following table shows the purchases of Common Shares made by or on behalf of Scotts Miracle-Gro or any “affiliated purchaser” (as defined in Rule 10b-18(a)(3) under the Securities Exchange Act of 1934, as amended) of Scotts Miracle-Gro for each of the three fiscal months in the quarter ended December 31, 2016:

Period	Total Number of Common Shares Purchased(1)	Average Price Paid per Common Share(2)	Total Number of Common Shares Purchased as Part of Publicly Announced Plans or Programs(3)	Approximate Dollar Value of Common Shares That May Yet be Purchased Under the Plans or Programs(3)
October 1 through October 29	141,438	$86.77	140,238	$842,176,002
October 30 through November 26	166,655	$88.00	166,655	$827,510,162
November 27 through December 31	179,838	$94.00	175,936	$810,976,073
Total	487,931	$89.85	482,829

(1)
All of the Common Shares purchased during the quarter were purchased in open market transactions. The total number of Common Shares purchased during the quarter includes 5,102 Common Shares purchased by the trustee of the rabbi trust established by the Company as permitted pursuant to the terms of The Scotts Company LLC Executive Retirement Plan (the “ERP”). The ERP is an unfunded, non-qualified deferred compensation plan which, among other things, provides eligible employees the opportunity to defer compensation above specified statutory limits applicable to The Scotts Company LLC Retirement Savings Plan and with respect to any Executive Management Incentive Pay (as defined in the ERP), Performance Award (as defined in the ERP) or other bonus awarded to such eligible employees. Pursuant to the terms of the ERP, each eligible employee has the right to elect an investment fund, including a fund consisting of Common Shares (the “Scotts Miracle-Gro Common Stock Fund”), against which amounts allocated to such employee’s account under the ERP, including employer contributions, will be benchmarked (all ERP accounts are bookkeeping accounts only and do not represent a claim against specific assets of the Company). Amounts allocated to employee accounts under the ERP represent deferred compensation obligations of the Company. The Company established the rabbi trust in order to assist the Company in discharging such deferred compensation obligations. When an eligible employee elects to benchmark some or all of the amounts allocated to such employee’s account against the Scotts Miracle-Gro Common Stock Fund, the trustee of the rabbi trust purchases the number of Common Shares equivalent to the amount so benchmarked. All Common Shares purchased by the trustee are purchased on the open market and are held in the rabbi trust until such time as they are distributed pursuant to the terms of the ERP. All assets of the rabbi trust, including any Common Shares purchased by the trustee, remain, at all times, assets of the Company, subject to the claims of its creditors. The terms of the ERP do not provide for a specified limit on the number of Common Shares that may be purchased by the trustee of the rabbi trust.

(2)	The average price paid per Common Share is calculated on a settlement basis and includes commissions.

(3)
On August 11, 2014, Scotts Miracle-Gro announced that its Board of Directors authorized the repurchase of up to $500 million of Common Shares over a five-year period (effective November 1, 2014 through September 30, 2019). On August 3, 2016, Scotts Miracle-Gro announced that its Board of Directors increased the then outstanding authorization by an additional $500 million. The amended authorization allows for repurchases of Common Shares of $1.0 billion through September 30, 2019. The dollar amounts in the “Approximate Dollar Value of Common Shares That May Yet be Purchased Under the Plans or Programs” column reflect the remaining amounts that were available for repurchase under the original$500 million and incremental $500 million authorized repurchase programs.

ITEM 6. EXHIBITS
See Index to Exhibits at page 55 for a list of the exhibits included herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

THE SCOTTS MIRACLE-GRO COMPANY

Date: February 9, 2017	/s/ THOMAS RANDAL COLEMAN
Printed Name: Thomas Randal Coleman
Title: Executive Vice President and Chief Financial Officer

THE SCOTTS MIRACLE-GRO COMPANY
QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2016

INDEX TO EXHIBITS

EXHIBIT NO.	DESCRIPTION	LOCATION

4.1	Indenture, dated as of December 15, 2016, by and among The Scotts Miracle-Gro Company, the Guarantors (as defined therein) and U.S. Bank National Association, as trustee	Incorporated herein by reference to the Registrant’s Current Report on Form 8-K filed December 16, 2016 [Exhibit 4.1]

4.2	Form of 5.250% Senior Notes due 2026 (included in Exhibit 4.1)	Incorporated herein by reference to the Registrant’s Current Report on Form 8-K filed December 16, 2016 [Exhibit 4.2]

4.3
Registration Rights Agreement, dated as of December 15, 2016, by and among The Scotts Miracle-Gro Company, the guarantors named therein and Merrill Lynch, Pierce, Fenner & Smith Incorporated, as representative of the several initial purchasers named therein
Incorporated herein by reference to the Registrant’s Current Report on Form 8-K filed December 16, 2016 [Exhibit 4.3]

10.1
Purchase Agreement, dated December 12, 2016, among The Scotts Miracle-Gro Company, the subsidiary guarantors named therein and Merrill Lynch, Pierce, Fenner & Smith Incorporated, as representative of the several initial purchasers named therein
Incorporated herein by reference to the Registrant’s Current Report on Form 8-K filed December 16, 2016 [Exhibit 10.1]

10.2	The Scotts Miracle-Gro Company Long-Term Incentive Plan (Effective as of January 27, 2017)	Incorporated herein by reference to the Registrant’s Current Report on Form 8-K filed January 30, 2017 [Exhibit 10.1]

10.3	Form of Project Focus Performance Unit Award Agreement under The Scotts Miracle-Gro Company Long-Term Incentive Plan (Effective as of January 30, 2017)	Incorporated herein by reference to the Registrant’s Current Report on Form 8-K filed January 30, 2017 [Exhibit 10.2]

10.4	Form of Standard Performance Unit Award Agreement under The Scotts Miracle-Gro Company Long-Term Incentive Plan (Effective as of January 30, 2017)	Incorporated herein by reference to the Registrant’s Current Report on Form 8-K filed January 30, 2017 [Exhibit 10.3]

10.5	Form of Standard Restricted Stock Unit Award Agreement under The Scotts Miracle-Gro Company Long-Term Incentive Plan (Effective as of January 30, 2017)	Incorporated herein by reference to the Registrant’s Current Report on Form 8-K filed January 30, 2017 [Exhibit 10.4]

10.6	Form of Standard Non-Qualified Stock Option Award Agreement under The Scotts Miracle-Gro Company Long-Term Incentive Plan (Effective as of January 30, 2017)	Incorporated herein by reference to the Registrant’s Current Report on Form 8-K filed January 30, 2017 [Exhibit 10.5]

21	Subsidiaries of The Scotts Miracle-Gro Company	*

31.1	Rule 13a-14(a)/15d-14(a) Certifications (Principal Executive Officer)	*

31.2	Rule 13a-14(a)/15d-14(a) Certifications (Principal Financial Officer)	*

32	Section 1350 Certifications (Principal Executive Officer and Principal Financial Officer)	*

101.INS	XBRL Instance Document	*

101.SCH	XBRL Taxonomy Extension Schema	*

101.CAL	XBRL Taxonomy Extension Calculation Linkbase	*

101.DEF	XBRL Taxonomy Extension Definition Linkbase	*

101.LAB	XBRL Taxonomy Extension Label Linkbase	*

101.PRE	XBRL Taxonomy Extension Presentation Linkbase	*

*	Filed or furnished herewith