Form 10-Q
period 2017-04-01
SCOTTS MIRACLE-GRO CO
filed 2017-05-10
CIK 825542

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_________________________________________
FORM 10-Q
_________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended April 1, 2017
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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐
Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐     No  ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding at May 5, 2017
Common Shares, $0.01 stated value, no par value	59,571,630 Common Shares

PART I—FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

THE SCOTTS MIRACLE-GRO COMPANY
Condensed Consolidated Statements of Operations
(In millions, except per common share data)
(Unaudited)

	THREE MONTHS ENDED		SIX MONTHS ENDED
	APRIL 1, 2017	APRIL 2, 2016	APRIL 1, 2017	APRIL 2, 2016
Net sales	$1,203.5	$1,245.2	$1,450.3	$1,439.7
Cost of sales	701.1	723.5	903.7	896.3
Cost of sales—impairment, restructuring and other	—	0.1	—	5.1
Gross profit	502.4	521.6	546.6	538.3
Operating expenses:
Selling, general and administrative	197.8	200.9	316.9	314.2
Impairment, restructuring and other	3.3	(47.2)	4.7	(45.9)
Other income, net	(0.6)	(1.3)	(6.0)	(1.5)
Income from operations	301.9	369.2	231.0	271.5
Equity in loss of unconsolidated affiliates	24.1	—	37.3	—
Costs related to refinancing	—	—	—	8.8
Interest expense	21.5	19.1	37.1	35.4
Income from continuing operations before income taxes	256.3	350.1	156.6	227.3
Income tax expense from continuing operations	91.0	124.3	55.6	80.7
Income from continuing operations	165.3	225.8	101.0	146.6
Loss from discontinued operations, net of tax	(0.1)	(16.0)	(0.7)	(17.5)
Net income	$165.2	$209.8	$100.3	$129.1
Net (income) loss attributable to noncontrolling interest	(0.1)	0.3	(0.5)	(0.1)
Net income attributable to controlling interest	$165.1	$210.1	$99.8	$129.0

Basic income per common share:
Income from continuing operations	$2.76	$3.68	$1.68	$2.39
Loss from discontinued operations	—	(0.26)	(0.01)	(0.29)
Basic income per common share	$2.76	$3.42	$1.67	$2.10
Weighted-average common shares outstanding during the period	59.8	61.4	60.0	61.4

Diluted income per common share:
Income from continuing operations	$2.73	$3.64	$1.65	$2.35
Loss from discontinued operations	—	(0.26)	(0.01)	(0.28)
Diluted income per common share	$2.73	$3.38	$1.64	$2.07
Weighted-average common shares outstanding during the period plus dilutive potential common shares	60.6	62.2	60.9	62.4

Dividends declared per common share	$0.500	$0.470	$1.000	$0.940
See Notes to Condensed Consolidated Financial Statements.

THE SCOTTS MIRACLE-GRO COMPANY
Condensed Consolidated Statements of Comprehensive Income (Loss)
(In millions)
(Unaudited)

	THREE MONTHS ENDED		SIX MONTHS ENDED
	APRIL 1, 2017	APRIL 2, 2016	APRIL 1, 2017	APRIL 2, 2016
Net income	$165.2	$209.8	$100.3	$129.1
Other comprehensive income:
Net foreign currency translation adjustment	1.8	0.3	(2.2)	(2.5)
Net unrealized gain (loss) on derivative instruments, net of tax of $0.0, $1.8, $1.9 and $1.0, respectively	—	(2.9)	3.0	(1.6)
Reclassification of net unrealized losses on derivatives to net income, net of tax of $0.7, $1.7, $0.9 and $2.2, respectively	1.1	2.8	1.5	3.6
Reclassification of net pension and post-retirement benefit loss to net income, net of tax of $0.3, $0.1, $0.6 and $0.4, respectively	0.5	0.2	0.9	0.7
Total other comprehensive income	3.4	0.4	3.2	0.2
Comprehensive income	$168.6	$210.2	$103.5	$129.3
See Notes to Condensed Consolidated Financial Statements.

THE SCOTTS MIRACLE-GRO COMPANY
Condensed Consolidated Statements of Cash Flows
(In millions)
(Unaudited)

	SIX MONTHS ENDED
	APRIL 1, 2017	APRIL 2, 2016
OPERATING ACTIVITIES
Net income	$100.3	$129.1
Adjustments to reconcile net income to net cash used in operating activities:
Costs related to refinancing	—	2.2
Share-based compensation expense	15.1	11.3
Depreciation	27.6	27.3
Amortization	12.3	9.5
(Gain) loss on long-lived assets	0.8	(0.3)
Adjustment to gain on contribution of SLS Business	(0.3)	—
Equity in loss and distributions from unconsolidated affiliates	39.5	—
Changes in assets and liabilities, net of acquired businesses:
Accounts receivable	(749.9)	(834.6)
Inventories	(207.9)	(224.3)
Prepaid and other assets	(29.0)	(48.2)
Accounts payable	167.1	105.0
Other current liabilities	148.1	207.5
Restructuring reserves	(14.6)	(8.9)
Other non-current items	(7.0)	(2.8)
Other, net	0.1	(0.6)
Net cash used in operating activities	(497.8)	(627.8)

INVESTING ACTIVITIES
Proceeds from sale of long-lived assets	4.8	0.2
Investments in property, plant and equipment	(32.8)	(24.4)
Investments in loans receivable	—	(72.0)
Investments in unconsolidated affiliates	(0.2)	(2.0)
Investments in acquired businesses, net of cash acquired	(77.9)	—
Net cash used in investing activities	(106.1)	(98.2)

FINANCING ACTIVITIES
Borrowings under revolving and bank lines of credit and term loans	944.6	1,573.2
Repayments under revolving and bank lines of credit and term loans	(395.0)	(959.8)
Proceeds from issuance of 5.250% Senior Notes	250.0	—
Proceeds from issuance of 6.000% Senior Notes	—	400.0
Repayment of 6.625% Senior Notes	—	(200.0)
Financing and issuance fees	(3.9)	(10.5)
Dividends paid	(59.9)	(57.7)
Distribution paid by AeroGrow to noncontrolling interest	(8.1)	—
Purchase of Common Shares	(90.4)	(42.8)
Payments on seller notes	(13.2)	(2.3)
Excess tax benefits from share-based payment arrangements	4.0	4.2
Cash received from the exercise of stock options	1.7	9.2
Net cash provided by financing activities	629.8	713.5
Effect of exchange rate changes on cash	(1.7)	(1.6)
Net increase (decrease) in cash and cash equivalents	24.2	(14.1)
Cash and cash equivalents at beginning of period	50.1	71.4
Cash and cash equivalents at end of period	$74.3	$57.3
See Notes to Condensed Consolidated Financial Statements.

THE SCOTTS MIRACLE-GRO COMPANY
Condensed Consolidated Balance Sheets
(In millions, except stated value per share)
(Unaudited)

	APRIL 1, 2017	APRIL 2, 2016	SEPTEMBER 30, 2016
ASSETS
Current assets:
Cash and cash equivalents	$74.3	$57.3	$50.1
Accounts receivable, less allowances of $9.0, $14.9 and $7.2, respectively	1,121.3	954.7	196.4
Accounts receivable pledged	—	208.4	174.7
Inventories	658.5	619.6	448.2
Assets held for sale	—	208.7	—
Prepaid and other current assets	155.5	160.1	122.3
Total current assets	2,009.6	2,208.8	991.7
Investment in unconsolidated affiliates	59.9	—	101.0
Property, plant and equipment, net of accumulated depreciation of $636.2, $614.5 and $633.3, respectively	460.9	436.3	470.8
Goodwill	401.9	284.9	373.2
Intangible assets, net	785.7	646.8	750.9
Other assets	120.4	102.5	115.2
Total assets	$3,838.4	$3,679.3	$2,802.8

LIABILITIES AND EQUITY
Current liabilities:
Current portion of debt	$32.1	$202.9	$185.0
Accounts payable	322.6	293.8	165.9
Liabilities held for sale	—	62.1	—
Other current liabilities	390.0	427.1	242.2
Total current liabilities	744.7	985.9	593.1
Long-term debt	2,055.1	1,758.5	1,125.1
Other liabilities	347.2	247.0	350.3
Total liabilities	3,147.0	2,991.4	2,068.5
Commitments and contingencies (Note 12)
Equity:
Common shares and capital in excess of $.01 stated value per share; 59.6, 61.2 and 60.3 shares issued and outstanding, respectively	399.8	401.9	401.7
Retained earnings	921.0	756.4	881.8
Treasury shares, at cost; 8.5, 6.9 and 7.8 shares, respectively	(528.2)	(376.3)	(451.4)
Accumulated other comprehensive loss	(113.7)	(106.6)	(116.9)
Total equity—controlling interest	678.9	675.4	715.2
Noncontrolling interest	12.5	12.5	19.1
Total equity	691.4	687.9	734.3
Total liabilities and equity	$3,838.4	$3,679.3	$2,802.8
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
Organization and Basis of Presentation
The Company’s unaudited condensed consolidated financial statements for the three and six months ended April 1, 2017 and April 2, 2016 are presented in accordance with accounting principles generally accepted in the United States of America (“GAAP”). The condensed consolidated financial statements include the accounts of Scotts Miracle-Gro and its subsidiaries. All intercompany transactions and accounts have been eliminated in consolidation. The Company’s consolidation criteria are based on majority ownership (as evidenced by a majority voting interest in the entity) and an objective evaluation and determination of effective management control. AeroGrow International, Inc. (“AeroGrow”) and Gavita Holdings B.V., and its subsidiaries (collectively, “Gavita”), in which the Company has controlling interests, are consolidated, with the equity owned by other shareholders shown as noncontrolling interest in the Condensed Consolidated Balance Sheets, and the other shareholders’ portion of net earnings and other comprehensive income shown as net income (loss) or comprehensive income attributable to noncontrolling interest in the Condensed Consolidated Statements of Operations and Condensed Consolidated Statements of Comprehensive Income (Loss), respectively. In the opinion of management, interim results reflect all normal and recurring adjustments and are not necessarily indicative of results for a full year.
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
Interest income is recorded on an accrual basis, and is recognized in the “Other income, net” line in the Condensed Consolidated Statements of Operations. Interest income was $2.1 million and $0.4 million for the three months ended April 1, 2017 and April 2, 2016, respectively. Interest income was $4.8 million and $0.4 million for the six months ended April 1, 2017 and April 2, 2016, respectively.
Long-Lived Assets
The Company had non-cash investing activities of $2.3 million and $3.7 million during the six months ended April 1, 2017 and April 2, 2016, respectively, representing unpaid liabilities incurred during each period to acquire property, plant and equipment.
Statements of Cash Flows
Supplemental cash flow information was as follows for each of the periods presented:

	SIX MONTHS ENDED
	APRIL 1, 2017	APRIL 2, 2016
	(In millions)
Interest paid	$(26.5)	$(23.0)
Call premium on 6.625% Senior Notes	—	(6.6)
Income taxes paid	(3.2)	(2.2)
During the three months ended April 1, 2017, Scotts Miracle-Gro’s wholly-owned subsidiary, Scotts Canada Ltd., paid contingent consideration of $6.7 million related to the fiscal 2014 acquisition of Fafard & Brothers Ltd. (“Fafard”).
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
RECENT ACCOUNTING PRONOUNCEMENTS
Debt Issuance Costs
In April 2015, the Financial Accounting Standards Board (“FASB”) issued an accounting standard update that requires debt issuance costs related to a recognized debt liability to be presented in the balance sheet as a direct deduction from the corresponding debt liability rather than as an asset; however debt issuance costs relating to revolving credit facilities will remain in other assets. The Company adopted this guidance on a retrospective basis effective October 1, 2016. As a result, debt issuance costs totaling $6.3 million and $6.0 million have been presented as a component of the carrying amount of long-term debt in the Condensed Consolidated Balance Sheets as of April 2, 2016 and September 30, 2016, respectively. These amounts were previously reported within other assets.
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

Revenue Recognition from Contracts with Customers
In May 2014, the FASB issued amended accounting guidance that replaces most existing revenue recognition guidance under GAAP. This guidance requires companies to recognize revenue in a manner that depicts the transfer of promised goods or services to customers in amounts that reflect the consideration to which a company expects to be entitled in exchange for those goods or services. The new standard also will result in enhanced disclosures about the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers. Subsequently, additional guidance was issued on several areas including guidance intended to improve the operability and understandability of the implementation of principal versus agent considerations and clarifications on the identification of performance obligations and implementation of guidance related to licensing. The provisions are effective for the Company’s financial statements no later than the fiscal year beginning October 1, 2018. The standard allows for either a full retrospective or a modified retrospective transition method. The Company is currently evaluating the impact of this standard on its consolidated results of operations, financial position and cash flows.
Inventory
In July 2015, the FASB issued an accounting standard update that requires inventory to be measured “at the lower of cost and net realizable value,” thereby simplifying the current guidance that requires inventory to be measured at the lower of cost or market (market in this context is defined as one of three different measures, one of which is net realizable value). The provisions are effective prospectively for the Company’s financial statements for the fiscal year beginning October 1, 2017, and are not expected to have a significant impact on the Company’s consolidated financial position, results of operations or cash flows.
Income Taxes
In November 2015, the FASB issued an accounting standard update to simplify the presentation of deferred income taxes by requiring that deferred income tax liabilities and assets be classified as noncurrent in a classified statement of financial position. The provisions are effective for the Company’s financial statements no later than the fiscal year beginning October 1, 2017. The standard allows for either a retrospective or prospective transition method and is not expected to have a significant impact on the Company’s consolidated financial position, results of operations or cash flows. At April 1, 2017, April 2, 2016 and September 30, 2016, net current deferred tax assets classified within prepaid and other current assets were $61.4 million, $72.4 million and $62.1 million, respectively.
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
Share-Based Compensation
In March 2016, the FASB issued an accounting standard update that simplifies several aspects of the accounting for employee share-based payment transactions, including the accounting for income taxes, forfeitures, and statutory tax withholding requirements, as well as classification in the statement of cash flows. The provisions are effective, using a combination of retrospective, modified retrospective and prospective transition methods, for the Company’s financial statements no later than the fiscal year beginning October 1, 2017. The Company is currently evaluating the impact of this standard on its consolidated results of operations, financial position and cash flows.
Cash Flow Presentation
In August 2016, the FASB issued an accounting standard update that amends the guidance on the classification of certain cash receipts and payments in the statement of cash flows. The provisions are effective retrospectively for the Company’s financial statements no later than the fiscal year beginning October 1, 2018, and are not expected to have a significant impact on the Company’s consolidated cash flows.
Business Combinations
In January 2017, the FASB issued an accounting standard update that clarifies the definition of a business to provide additional guidance to assist in evaluating whether transactions should be accounted for as an acquisition (or disposal) of either an asset or business. The provisions are effective prospectively for the Company’s financial statements no later than the fiscal year beginning October 1, 2018, and are not expected to have a significant impact on the Company’s consolidated financial position, results of operations or cash flows.

Goodwill
In January 2017, the FASB issued an accounting standard update which removes the requirement to compare the implied fair value of goodwill with its carrying amount as part of step 2 of the goodwill impairment test. Goodwill impairment will now be the amount by which a reporting unit’s carrying value exceeds its fair value, not to exceed the carrying amount of the goodwill. The provisions are effective prospectively for the Company’s financial statements no later than the fiscal year beginning October 1, 2020, and are not expected to have a significant impact on the Company’s consolidated financial position, results of operations or cash flows.
Employee Benefit Plans
In March 2017, the FASB issued an accounting standard update which requires entities to (1) disaggregate the current-service-cost component from the other components of net benefit cost (the “other components”) and present it with other current compensation costs for related employees in the income statement, (2) present the other components elsewhere in the income statement and outside of income from operations if that subtotal is presented and (3) limit the amount of costs eligible for capitalization (e.g., as part of inventory or property, plant, and equipment) to only the service-cost component of net benefit cost. The provisions are effective for the Company’s financial statements no later than the fiscal year beginning October 1, 2018, and are required to be applied retrospectively for the presentation of cost components in the income statement and prospectively for the capitalization of cost components. The provisions are not expected to have a significant impact on the Company’s consolidated financial position, results of operations or cash flows.
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
During the three and six months ended April 1, 2017, the Company recognized $0.1 million and $0.7 million, respectively, in transaction related costs associated with the divestiture of the SLS Business. In addition, during the six months ended April 1, 2017, the Company recorded an adjustment to the gain on the contribution of $0.3 million related to a post closing working capital adjustment. During the three and six months ended April 2, 2016, the Company recognized $9.0 million for the resolution of a prior SLS Business litigation matter, as well as $1.6 million and $4.6 million, respectively, in transaction related costs associated with the divestiture of the SLS Business.
The following table summarizes the results of the SLS Business within discontinued operations for each of the periods presented:

	THREE MONTHS ENDED		SIX MONTHS ENDED
	APRIL 1, 2017	APRIL 2, 2016	APRIL 1, 2017	APRIL 2, 2016
	(In millions)
Net sales	$—	$40.9	$—	$92.0
Operating costs	—	55.7	—	107.1
Impairment, restructuring and other	0.1	10.6	0.7	13.6
Other income, net	—	(0.7)	—	(1.5)
Adjustment to gain on contribution of SLS Business	—	—	0.3	—
Loss from discontinued operations before income taxes	(0.1)	(24.7)	(1.0)	(27.2)
Income tax benefit from discontinued operations	—	(8.7)	(0.3)	(9.7)
Loss from discontinued operations, net of tax	$(0.1)	$(16.0)	$(0.7)	$(17.5)

The following table summarizes the major classes of assets and liabilities of the SLS Business held for sale as of April 2, 2016 (in millions):

Accounts receivable, net	$17.2
Inventories	13.8
Prepaid and other assets	13.1
Property, plant and equipment, net	8.4
Goodwill and intangible assets, net	156.2
Assets held for sale	$208.7

Current portion of debt	$0.3
Accounts payable	4.5
Other current liabilities	52.1
Long-term debt	3.3
Other liabilities	1.9
Liabilities held for sale	$62.1
The Condensed Consolidated Statements of Cash Flows do not present the cash flows from discontinued operations separately from cash flows from continuing operations. Cash used in operating activities related to the SLS Business was $9.3 million for the six months ended April 1, 2017 primarily due to the payment of a previously accrued SLS Business litigation matter. Cash provided by operating activities related to the SLS Business was $12.2 million for the six months ended April 2, 2016. Cash used in investing activities related to the SLS Business was zero and $0.1 million for the six months ended April 1, 2017 and April 2, 2016, respectively.
NOTE 3. ACQUISITIONS AND INVESTMENTS
Fiscal 2017
On October 3, 2016, the Company, through its wholly-owned subsidiary The Hawthorne Gardening Company, completed the acquisition of American Agritech, L.L.C., d/b/a Botanicare (“Botanicare”), an Arizona-based leading producer of plant nutrients, plant supplements and growing systems used for hydroponic gardening, for $92.6 million. The purchase price included contingent consideration, a non-cash investing activity, with a maximum payout and estimated fair value of $15.5 million, which was paid subsequent to April 1, 2017. The preliminary valuation of the acquired assets included (i) $1.2 million of cash, prepaid and other current assets, (ii) $8.4 million of inventory and accounts receivable, (iii) $1.4 million of fixed assets, (iv) $2.3 million of accounts payable and other current liabilities, (v) $53.0 million of finite-lived identifiable intangible assets, and (vi) $30.9 million of tax-deductible goodwill. Identifiable intangible assets included tradenames, customer relationships and non-compete arrangements with useful lives ranging between 5 and 25 years. The estimated fair values of the identifiable intangible assets were determined using an income-based approach, which includes market participant expectations of cash flows that an asset will generate over the remaining useful life discounted to present value using an appropriate discount rate. Net sales for Botanicare included within the Other segment for the three and six months ended April 1, 2017 were $11.3 million and $21.2 million, respectively.
During the first quarter of fiscal 2017, the Company’s U.S. Consumer segment completed two acquisitions of companies whose products support the Company’s focus on the emerging areas of water positive landscapes and internet-enabled technology for an aggregate purchase price of $3.2 million. The valuation of the acquired assets for the transactions included finite-lived identifiable intangible assets and goodwill of $2.8 million.
Fiscal 2016
On May 26, 2016, the Company, through its wholly-owned subsidiary The Hawthorne Gardening Company, acquired majority control and a 75% economic interest in Gavita for $136.2 million. The remaining 25% interest was retained by Gavita’s former ownership group. This transaction provides the Company’s Other segment with a presence in the lighting category of indoor and urban gardening, which is a part of the Company’s long-term growth strategy. Gavita, which is based in the Netherlands, is a leading producer and marketer of indoor lighting used in the greenhouse and hydroponic markets, predominately in the United States and Europe. The purchase price included contingent consideration with an estimated fair value of $2.5 million, the payment of which will depend on the performance of the business through calendar year 2019. The valuation of the acquired assets included (i) $6.4 million of cash, prepaid and other current assets, (ii) $38.3 million of inventory and accounts receivable, (iii) $1.5 million of fixed assets, (iv) $18.7 million of accounts payable and other current liabilities, (v) $5.5 million of short term debt, (vi) $102.6 million of finite-lived identifiable intangible assets, (vii) $82.7 million of non-deductible goodwill, and (viii) $25.7 million of deferred tax liabilities. Identifiable intangible assets included tradenames, customer relationships and non-compete arrangements with useful lives ranging between 5 and 25 years. The estimated fair values of the identifiable intangible assets were determined using an income-based approach, which includes market participant expectations of cash flows that an asset will generate over the remaining useful life discounted to present value using an appropriate discount rate. Gavita’s former ownership group has retained a 25% noncontrolling interest in Gavita consisting of ownership of 5% of the outstanding shares of Gavita and a loan with interest payable based on distributions by Gavita. The loan represented a non-cash financing activity and is recorded at fair value in the “Long-term debt” line in the Condensed Consolidated Balance Sheets. The initial valuation of the loan was $37.7 million. The fair value measurement was classified in Level 3 of the fair value hierarchy. Net sales for Gavita included within the Other segment for the three and six months ended April 1, 2017 were $24.1 million and $50.7 million, respectively.
In the third quarter of fiscal 2016, the Company completed an acquisition within the Other segment to expand its Canadian growing media operations for $33.9 million. The purchase price included contingent consideration with an estimated fair value of $10.8 million, of which $6.5 million was paid during the first quarter of fiscal 2017. The payment of the remaining amount will depend on the performance of the business in fiscal 2017. The valuation of the acquired assets included (i) $4.7 million of inventory and accounts receivable, (ii) $18.6 million of fixed assets, (iii) $11.4 million of finite-lived identifiable intangible assets, (iv) $1.4 million of deferred tax liabilities, (v) an investment in an unconsolidated joint venture of $0.7 million, and (vi) $2.1 million of tax-deductible goodwill. Identifiable intangible assets included peat bog lease rights, tradenames, customer relationships and non-compete arrangements with useful lives ranging between 5 and 25 years. The estimated fair values of the identifiable intangible assets were determined using an income-based approach, which includes market participant expectations of cash flows that an asset will generate over the remaining useful life discounted to present value using an appropriate discount rate. Net sales related to this acquisition included within the Other segment for the three and six months ended April 1, 2017 were $3.6 million and $7.3 million, respectively.
In the second quarter of fiscal 2016, the Company entered into definitive agreements with Bonnie Plants, Inc. (“Bonnie”) and its sole shareholder, Alabama Farmers Cooperative, Inc. (“AFC”), providing for the Company’s participation in Bonnie’s business of planting, growing, developing, manufacturing, distributing, marketing, and selling live plants, plant food, fertilizer and potting soil (the “Bonnie Business”). The Company’s participation includes a Term Loan Agreement from the Company to AFC, with Bonnie as guarantor, in the amount of $72.0 million with a fixed coupon rate of 6.95% (the “Term Loan”) as well as a Marketing, R&D and Ancillary Services Agreement (the “Services Agreement”) pursuant to which the Company provides marketing, research and development and certain ancillary services to Bonnie for a commission fee based on the profits of the Bonnie Business and the reimbursement of certain costs. During the three and six months ended April 1, 2017, the Company recognized cost reimbursements of $0.6 million and $1.6 million, respectively, as compared to $0.2 million during the three and six months ended April 2, 2016.
These agreements also include options beginning in fiscal 2020 that provide for either (i) the Company to increase its economic interest in the Bonnie Business or (ii) AFC and Bonnie to repurchase the Company’s economic interest in the Bonnie Business. The Company’s option to increase its economic interest in the Bonnie Business (the “Bonnie Option”) is required to be accounted for as a derivative instrument and is recorded at fair value in the “Other assets” line in the Condensed Consolidated Balance Sheets, with changes in fair value recognized in the “Other income (loss), net” line in the Condensed Consolidated Statement of Operations. The estimated fair value of the Bonnie Option was determined using a simulation approach, whereby the total value of the loan receivable and optional exchange for additional equity was estimated considering a distribution of possible future cash flows discounted to present value using an appropriate discount rate. The estimated fair value of the Bonnie Option was $10.9 million as of April 1, 2017, and the fair value measurement was classified in Level 3 of the fair value hierarchy.
The condensed consolidated financial statements include the results of operations for these business combinations from the date of each acquisition.
NOTE 4. INVESTMENT IN UNCONSOLIDATED AFFILIATES
As of April 1, 2017, the Company held a minority equity interest of 30% in the TruGreen Joint Venture. This interest had an initial fair value of $294.0 million and subsequently is accounted for using the equity method of accounting, with the Company’s proportionate share of the TruGreen Joint Venture earnings reflected in the Condensed Consolidated Statements of Operations. In addition, the Company and TruGreen Holdings entered into a limited liability company agreement (the “LLC Agreement”) governing the management of the TruGreen Joint Venture, as well as certain ancillary agreements including a transition services agreement and an employee leasing agreement. The LLC Agreement provides the Company with minority representation on the board of directors of the TruGreen Joint Venture.
In connection with the closing of the transactions contemplated by the Contribution Agreement on April 13, 2016, the TruGreen Joint Venture obtained debt financing and made an excess distribution of $196.2 million to the Company, and the Company invested $18.0 million in second lien term loan financing to the TruGreen Joint Venture. The Company was reimbursed $14.7 million and $33.7 million during the three and six months ended April 1, 2017, respectively, and has accounts receivable of $8.3 million at April 1, 2017, for expenses incurred pursuant to a short-term transition services agreement and an employee leasing agreement, and also has an indemnification asset of $7.4 million at April 1, 2017 for future payments on claims associated with insurance programs. The Company received distributions from unconsolidated affiliates intended to cover required tax payments of zero and $2.2 million during the three and six months ended April 1, 2017, respectively.
The following table presents summarized financial information for the TruGreen Joint Venture for each of the periods presented:

	THREE MONTHS ENDED	SIX MONTHS ENDED
	APRIL 1, 2017	APRIL 1, 2017
	(in millions)
Net sales	$154.7	$406.8
Gross margin	9.7	70.8
Depreciation and amortization	36.6	56.8
Interest expense	16.6	33.5
Selling, general, administrative and other	36.6	78.0
Restructuring and other charges	—	26.6
Net loss	$(80.1)	$(124.1)
    Net loss does not include income taxes, which are recognized and paid by the partners of the TruGreen Joint Venture. The income taxes associated with the Company’s share of net loss have been recorded in the “Income tax expense from continuing operations” line in the Condensed Consolidated Statement of Operations. The Company recognized equity in loss of unconsolidated affiliates of $24.1 million and $37.3 million for the three and six months ended April 1, 2017, respectively. Included within loss of unconsolidated affiliates for the three and six months ended April 1, 2017 are charges of $2.1 million and $11.7 million, respectively, which represent the Company’s share of restructuring and other charges incurred by the TruGreen Joint Venture. These charges included zero and $7.9 million for nonrecurring integration and separation costs and $2.1 million and $3.8 million for a non-cash purchase accounting fair value write down adjustment related to deferred revenue and advertising for the three and six months ended April 1, 2017, respectively.
NOTE 5. IMPAIRMENT, RESTRUCTURING AND OTHER
Activity described herein is classified within the “Cost of sales—impairment, restructuring and other,” “Impairment, restructuring and other” and “Income from discontinued operations, net of tax” lines in the Condensed Consolidated Statements of Operations.
The following table details impairment, restructuring and other charges (recoveries) for each of the periods presented:

	THREE MONTHS ENDED		SIX MONTHS ENDED
	APRIL 1, 2017	APRIL 2, 2016	APRIL 1, 2017	APRIL 2, 2016
	(In millions)
Cost of sales—impairment, restructuring and other:
Restructuring and other charges	$—	$0.1	$—	$5.1
Operating expenses:
Restructuring and other charges (recoveries)	3.3	(47.2)	4.7	(45.9)
Impairment, restructuring and other charges (recoveries) from continuing operations	$3.3	$(47.1)	$4.7	$(40.8)
Restructuring and other charges from discontinued operations	0.1	10.6	0.7	13.6
Total impairment, restructuring and other charges (recoveries)	$3.4	$(36.5)	$5.4	$(27.2)

The following table summarizes the activity related to liabilities associated with restructuring and other, excluding insurance reimbursement recoveries, during the six months ended April 1, 2017 (in millions):

Amounts reserved for restructuring and other at September 30, 2016	$20.8
Restructuring and other charges from continuing operations	4.7
Restructuring and other charges from discontinued operations	0.7
Payments and other	(20.0)
Amounts reserved for restructuring and other at April 1, 2017	$6.2
Included in the restructuring reserves, as of April 1, 2017, is $1.3 million that is classified as long-term. Payments against the long-term reserves will be incurred as the employees covered by the restructuring plan retire or through the passage of time. The remaining amounts reserved will continue to be paid out over the course of the next twelve months.
In the first quarter of fiscal 2016, the Company announced a series of initiatives called Project Focus designed to maximize the value of its non-core assets and focus on emerging categories of the lawn and garden industry in its core U.S. business. During the three and six months ended April 1, 2017, the Company’s Corporate function recognized costs of $3.3 million and $4.7 million, respectively, as compared to costs of $1.7 million and $2.6 million for the three and six months ended April 2, 2016, respectively, related to Project Focus transaction activity within the “Impairment, restructuring and other” line in the Condensed Consolidated Statements of Operations. Costs incurred to date since the inception of the current initiatives are $3.4 million for the U.S. Consumer segment related to termination benefits, $2.0 million for the Europe Consumer segment related to termination benefits and $9.3 million for Corporate related to transaction activity.
During the third quarter of fiscal 2015, the Company’s U.S. Consumer segment began experiencing an increase in certain consumer complaints related to the reformulated Bonus® S fertilizer product sold in the southeastern United States during fiscal 2015 indicating customers were experiencing damage to their lawns after application. There have been no costs recognized by the Company related to this matter during the three and six months ended April 1, 2017. During the three and six months ended April 2, 2016, the Company incurred $1.0 million and $6.4 million, respectively, in costs related to resolving these consumer complaints and the recognition of costs the Company expected to incur for consumer claims within the “Impairment, restructuring and other” and the “Cost of sales—impairment, restructuring and other” lines in the Condensed Consolidated Statements of Operations. Additionally, the Company recorded offsetting insurance reimbursement recoveries of $50.0 million in the second quarter of fiscal 2016 within the “Impairment, restructuring and other” line in the Condensed Consolidated Statements of Operations. Costs incurred to date since the inception of this matter were $73.8 million, partially offset by insurance reimbursement recoveries of $60.8 million.
On April 13, 2016, as part of Project Focus, the Company completed the contribution of the SLS Business to the TruGreen Joint Venture. As a result, effective in its second quarter of fiscal 2016, the Company classified its results of operations for all periods presented to reflect the SLS Business as a discontinued operation and classified the assets and liabilities of the SLS Business as held for sale. Refer to “NOTE 2. DISCONTINUED OPERATIONS” for more information. During the three and six months ended April 1, 2017, the Company recognized $0.1 million and $0.7 million, respectively, in transaction related costs associated with the divestiture of the SLS Business within the “Loss from discontinued operations, net of tax” line in the Condensed Consolidated Statements of Operations. During the three and six months ended April 2, 2016, the Company recognized $9.0 million for the resolution of a prior SLS Business litigation matter, as well as $1.6 million and $4.6 million, respectively, in transaction related costs associated with the divestiture of the SLS Business within the “Loss from discontinued operations, net of tax” line in the Condensed Consolidated Statements of Operations.
NOTE 6. INVENTORIES
Inventories consisted of the following for each of the periods presented:

	APRIL 1, 2017	APRIL 2, 2016	SEPTEMBER 30, 2016
	(In millions)
Finished goods	$439.0	$419.2	$248.7
Work-in-process	58.2	50.4	56.9
Raw materials	161.3	150.0	142.6
Total inventories	$658.5	$619.6	$448.2

Adjustments to reflect inventories at net realizable values were $11.3 million at April 1, 2017, $21.2 million at April 2, 2016 and $10.8 million at September 30, 2016.

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
In consideration for the rights granted to the Company under the Marketing Agreement in 1998, the Company paid a marketing fee of $32 million to Monsanto. The Company deferred this amount on the basis that the payment will provide a future benefit through commissions that will be earned under the Marketing Agreement. The economic useful life over which the marketing fee is being amortized is twenty years, with a remaining unamortized amount of $1.2 million and remaining amortization period of less than two years as of April 1, 2017.
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

	THREE MONTHS ENDED		SIX MONTHS ENDED
	APRIL 1, 2017	APRIL 2, 2016	APRIL 1, 2017	APRIL 2, 2016
	(In millions)
Gross commission	$46.8	$54.9	$48.2	$54.9
Contribution expenses	(5.0)	(5.0)	(10.0)	(10.0)
Amortization of marketing fee	(0.2)	(0.2)	(0.4)	(0.4)
Net commission	41.6	49.7	37.8	44.5
Reimbursements associated with Marketing Agreement	21.7	22.8	38.3	36.8
Total net sales associated with Marketing Agreement	$63.3	$72.5	$76.1	$81.3
NOTE 8. DEBT
The components of long-term debt are as follows:

	APRIL 1, 2017	APRIL 2, 2016	SEPTEMBER 30, 2016
	(In millions)
Credit Facilities:
Revolving loans	$1,109.0	$1,075.0	$417.4
Term loans	281.3	296.3	288.8
Senior Notes – 5.250%	250.0	—	—
Senior Notes – 6.000%	400.0	400.0	400.0
Master Accounts Receivable Purchase Agreement	—	166.7	138.6
Other	56.1	29.7	71.3
Total debt	2,096.4	1,967.7	1,316.1
Less current portions	32.1	202.9	185.0
Less unamortized debt issuance costs	9.2	6.3	6.0
Long-term debt	$2,055.1	$1,758.5	$1,125.1
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

At April 1, 2017, the Company had letters of credit outstanding in the aggregate principal amount of $23.8 million, and $0.5 billion of availability under the credit agreement, subject to the Company’s continued compliance with the covenants discussed below. The weighted average interest rate on average borrowings under the credit agreement and the former credit facility was 3.7% for the six months ended April 1, 2017 and April 2, 2016.
The credit agreement contains, among other obligations, an affirmative covenant regarding the Company’s leverage ratio on the last day of each quarter calculated as average total indebtedness, divided by the Company’s earnings before interest, taxes, depreciation and amortization (“EBITDA”), as adjusted pursuant to the terms of the credit agreement (“Adjusted EBITDA”). The maximum leverage ratio was 4.50 as of April 1, 2017. The Company’s leverage ratio was 3.20 at April 1, 2017. The credit agreement also includes an affirmative covenant regarding its interest coverage ratio. The interest coverage ratio is calculated as Adjusted EBITDA divided by interest expense, as described in the credit agreement, and excludes costs related to refinancings. The minimum interest coverage ratio was 3.00 for the twelve months ended April 1, 2017. The Company’s interest coverage ratio was 7.81 for the twelve months ended April 1, 2017. The credit agreement allows the Company to make unlimited restricted payments (as defined in the credit agreement), including increased or one-time dividend payments and Common Share repurchases, as long as the leverage ratio resulting from the making of such restricted payments is 4.00 or less. Otherwise the Company may only make restricted payments in an aggregate amount for each fiscal year not to exceed the amount set forth in the credit agreement for such fiscal year ($175.0 million for fiscal 2017 and $200.0 million for fiscal 2018 and each fiscal year thereafter).
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
Receivables Facility
On September 25, 2015, the Company entered into an amended and restated master accounts receivable purchase agreement (the “MARP Agreement”). The MARP Agreement provided for the discretionary sale by the Company, and the discretionary purchase by the participating banks, on a revolving basis, of accounts receivable generated by sales to three specified debtors in an aggregate amount not to exceed $400.0 million. The MARP Agreement terminated effective October 14, 2016 in accordance with its terms upon the Company’s repayment of its outstanding obligations thereunder using $133.5 million borrowed under the credit agreement. There were $166.7 million in borrowings or receivables pledged as collateral under the MARP Agreement as of April 2, 2016. The carrying value of the receivables pledged as collateral was $208.4 million as of April 2, 2016.
On April 7, 2017, the Company entered into a Master Repurchase Agreement (including the annexes thereto, the “Repurchase Agreement”) and a Master Framework Agreement (the “Framework Agreement” and, together with the Repurchase Agreement, the “Receivables Facility”). Under the Receivables Facility, the Company may sell a portfolio of available and eligible outstanding customer accounts receivable to the purchasers and simultaneously agrees to repurchase the receivables on a weekly basis. The eligible accounts receivable consist of up to $250.0 million in accounts receivable generated by sales to three specified customers. The Receivables Facility is committed up to $100.0 million during the commitment period beginning on April 7, 2017 and ending on June 16, 2017. The Receivables Facility is considered a secured financing with the customer accounts receivable, related contract rights and proceeds thereof (and the collection accounts into which the same are deposited) constituting the collateral therefor. The repurchase price for customer accounts receivable bears interest at LIBOR (with a zero floor) plus 0.90%. The Receivables Facility expires on August 25, 2017.
Other
In connection with the acquisition of a controlling interest in Gavita, the Company recorded a loan to the noncontrolling ownership group of Gavita. The fair value of the loan was $37.2 million and $38.3 million at April 1, 2017 and September 30, 2016, respectively.
Interest Rate Swap Agreements
The Company has outstanding interest rate swap agreements with major financial institutions that effectively convert a portion of the Company’s variable-rate debt to a fixed rate. The swap agreements had a total U.S. dollar equivalent notional amount of $1,150.0 million at April 1, 2017, $1,250.0 million at April 2, 2016 and $650.0 million at September 30, 2016. Interest payments made between the effective date and expiration date are hedged by the swap agreements, except as noted below, respectively.
The notional amount, effective date, expiration date and rate of each of these swap agreements outstanding at April 1, 2017 are shown in the table below:

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
5.250% Senior Notes
The fair value of the 5.250% Senior Notes was determined based on the trading of the 5.250% Senior Notes in the open market. The difference between the carrying value and the fair value of the 5.250% Senior Notes represents the premium or discount on that date. Based on the trading value on or around April 1, 2017, the fair value of the 5.250% Senior Notes was approximately $252.8 million. The fair value measurement for the 5.250% Senior Notes was classified in Level 1 of the fair value hierarchy.

6.000% Senior Notes
The fair value of the 6.000% Senior Notes was determined based on the trading of the 6.000% Senior Notes in the open market. The difference between the carrying value and the fair value of the 6.000% Senior Notes represents the premium or discount on that date. Based on the trading value on or around April 1, 2017, the fair value of the 6.000% Senior Notes was approximately $425.0 million. The fair value measurement for the 6.000% Senior Notes was classified in Level 1 of the fair value hierarchy.
Accounts Receivable Pledged
The interest rate on the short-term debt associated with accounts receivable pledged under the MARP Agreement fluctuated with the applicable LIBO rate and thus the carrying value is a reasonable estimate of fair value. The fair value measurement for the MARP Agreement was classified in Level 2 of the fair value hierarchy.
Weighted Average Interest Rate
The weighted average interest rates on the Company’s debt were 4.3% and 4.6% for the six months ended April 1, 2017 and April 2, 2016, respectively. The decrease in the weighted average interest rate is due to the redemption of the 6.625% Senior Notes.
NOTE 9. RETIREMENT AND RETIREE MEDICAL PLANS
The following summarizes the components of net periodic benefit (income) cost for the retirement and retiree medical plans sponsored by the Company:

	THREE MONTHS ENDED
	APRIL 1, 2017			APRIL 2, 2016
	U.S. Pension	International Pension	U.S. Medical	U.S. Pension	International Pension	U.S. Medical
	(In millions)
Service cost	$—	$0.3	$0.1	$—	$0.3	$0.1
Interest cost	0.7	0.9	0.1	1.1	1.7	0.2
Expected return on plan assets	(1.2)	(2.0)	—	(1.3)	(2.0)	—
Net amortization	0.4	0.6	(0.2)	0.5	0.4	(0.2)
Net periodic benefit (income) cost	$(0.1)	$(0.2)	$—	$0.3	$0.4	$0.1

	SIX MONTHS ENDED
	APRIL 1, 2017			APRIL 2, 2016
	U.S. Pension	International Pension	U.S. Medical	U.S. Pension	International Pension	U.S. Medical
	(In millions)
Service cost	$—	$0.6	$0.2	$—	$0.6	$0.2
Interest cost	1.4	1.9	0.3	2.2	3.4	0.5
Expected return on plan assets	(2.4)	(4.0)	—	(2.5)	(4.0)	—
Net amortization	0.8	1.1	(0.4)	0.9	0.8	(0.5)
Net periodic benefit (income) cost	$(0.2)	$(0.4)	$0.1	$0.6	$0.8	$0.2
NOTE 10. EQUITY
In August 2014, the Scotts Miracle-Gro Board of Directors authorized the repurchase of up to $500.0 million of Common Shares over a five-year period (effective November 1, 2014 through September 30, 2019). On August 3, 2016, Scotts Miracle-Gro announced that its Board of Directors authorized a $500.0 million increase to the share repurchase authorization ending on September 30, 2019. The amended authorization allows for repurchases of Common Shares of $1.0 billion through September 30, 2019. The authorization provides the Company with flexibility to purchase Common Shares from time to time in open market purchases or through privately negotiated transactions. All or part of the repurchases may be made under Rule 10b5-1 plans, which the Company may enter into from time to time and which enable the repurchases to occur on a more regular basis, or pursuant to accelerated share repurchases. The share repurchase authorization, which expires September 30, 2019, may be suspended or discontinued at any time, and there can be no guarantee as to the timing or amount of any repurchases. During the three and six months ended April 1, 2017, Scotts Miracle-Gro repurchased 0.5 million and 1.0 million Common Shares for $47.2 million and $90.6 million, respectively. From the inception of this share repurchase program in the fourth quarter of fiscal 2014 through April 1, 2017, Scotts Miracle-Gro repurchased approximately 3.1 million Common Shares for $236.2 million.

The following table provides a summary of the changes in total equity, shareholders’ equity attributable to controlling interest, and equity attributable to noncontrolling interests for the six months ended April 1, 2017 and April 2, 2016 (in millions):

	Common Shares and Capital in Excess of Stated Value	Retained Earnings	Treasury Shares	Accumulated Other Comprehensive Loss	Total Equity - Controlling Interest	Non-controlling Interest	Total Equity
Balance at September 30, 2015	$400.4	$684.2	$(357.1)	$(106.8)	$620.7	$12.4	$633.1
Net income (loss)	—	129.0	—	—	129.0	0.1	129.1
Other comprehensive income	—	—	—	0.2	0.2	—	0.2
Share-based compensation	15.5	—	—	—	15.5	—	15.5
Dividends declared ($0.940 per share)	—	(56.8)	—	—	(56.8)	—	(56.8)
Treasury share purchases	—	—	(42.8)	—	(42.8)	—	(42.8)
Treasury share issuances	(14.0)	—	23.6	—	9.6	—	9.6
Balance at April 2, 2016	$401.9	$756.4	$(376.3)	$(106.6)	$675.4	$12.5	$687.9

Balance at September 30, 2016	$401.7	$881.8	$(451.4)	$(116.9)	$715.2	$19.1	$734.3
Net income (loss)	—	99.8	—	—	99.8	0.5	100.3
Other comprehensive income	—	—	—	3.2	3.2	—	3.2
Share-based compensation	19.1	—	—	—	19.1	—	19.1
Dividends declared ($1.000 per share)	—	(60.6)	—	—	(60.6)	—	(60.6)
Treasury share purchases	—	—	(90.6)	—	(90.6)	—	(90.6)
Treasury share issuances	(20.0)	—	13.8	—	(6.2)	—	(6.2)
Adjustment to noncontrolling interest due to ownership change	(1.0)	—	—	—	(1.0)	1.0	—
Distribution declared by AeroGrow	—	—	—	—	—	(8.1)	(8.1)
Balance at April 1, 2017	$399.8	$921.0	$(528.2)	$(113.7)	$678.9	$12.5	$691.4
On November 29, 2016, the Company’s wholly-owned subsidiary SMG Growing Media, Inc. fully exercised its outstanding warrants to acquire additional shares of common stock of AeroGrow for an aggregate warrant exercise price of $47.8 million in exchange for the issuance of 21.6 million shares of common stock of AeroGrow, which increased the Company’s percentage ownership of AeroGrow’s outstanding shares of common stock (on a fully diluted basis) from 45% to 80%. The financial results of AeroGrow have been consolidated into the Company’s consolidated financial statements since the fourth quarter of fiscal 2014, when the Company obtained control of AeroGrow’s operations through increased involvement, influence and a working capital loan provided to AeroGrow. Following the exercise of the warrants, the Board of Directors of AeroGrow declared a $41 million distribution ($1.21 per share) payable on January 3, 2017 to shareholders of record on December 20, 2016. On January 3, 2017, AeroGrow paid a distribution of $8.1 million to its noncontrolling interest holders.
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
On January 30, 2017, the Company issued 0.5 million performance-based award units to certain senior executives as part of its Project Focus initiative. These awards provide for a five-year vesting period based on achievement of specific performance goals aligned with the strategic objectives of the Company’s Project Focus initiatives. The performance goals include a combination of five year cumulative operating cash flow less capital expenditures; five year non-GAAP diluted EPS growth; and dividend yield. The Company assesses the probability of achievement of performance goals each period and records expense for the awards based on the probable achievement of such metrics. Performance-based award units accrue cash dividend equivalents that are payable upon vesting of the awards.

The following is a summary of the share-based awards granted during each of the periods indicated:

	SIX MONTHS ENDED
	APRIL 1, 2017	APRIL 2, 2016
Employees
Stock options	—	444,890
Restricted stock units	102,143	70,594
Performance units	487,674	56,315
Board of Directors
Deferred stock units	22,902	26,560
Total share-based awards	612,719	598,359

Aggregate fair value at grant dates (in millions)	$56.9	$16.0
Total share-based compensation was as follows for each of the periods indicated:

	THREE MONTHS ENDED		SIX MONTHS ENDED
	APRIL 1, 2017	APRIL 2, 2016	APRIL 1, 2017	APRIL 2, 2016
	(In millions)
Share-based compensation	$12.8	$9.1	$15.1	$11.3
Tax benefit recognized	4.9	3.5	5.8	4.3
As of April 1, 2017, total unrecognized compensation cost related to non-vested share-based awards amounted to $52.1 million. This cost is expected to be recognized over a weighted-average period of 4.0 years. The tax benefit realized from the tax deductions associated with the exercise of share-based awards and the vesting of restricted stock totaled $4.0 million for the six months ended April 1, 2017.
Stock Options
Aggregate stock option activity was as follows:

	No. of Options	Wtd. Avg. Exercise Price
Awards outstanding at September 30, 2016	1,801,041	$51.38
Exercised	(38,757)	42.95
Forfeited	(9,587)	62.86
Awards outstanding at April 1, 2017	1,752,697	51.44
Exercisable	928,489	38.30
The intrinsic value of stock options exercised was $1.9 million during the six months ended April 1, 2017.

At April 1, 2017, the Company expects 0.8 million of the remaining unexercisable stock options (after forfeitures), with a weighted-average exercise price of $66.13, intrinsic value of $21.1 million and average remaining term of 8.3 years, to vest in the future. The following summarizes certain information pertaining to stock option awards outstanding and exercisable at April 1, 2017:

	Awards Outstanding			Awards Exercisable
Range of Exercise Price	No. of Options	Wtd. Avg. Remaining Life	Wtd. Avg. Exercise Price	No. of Options	Wtd. Avg. Remaining Life	Wtd. Avg. Exercise Price
$20.59 – $20.59	210,386	1.51	$20.59	210,386	1.51	$20.59
$36.37 – $36.86	157,940	0.60	36.44	157,940	0.60	36.44
$38.81 – $49.19	557,647	3.91	45.39	557,647	3.91	45.39
$63.43 – $68.68	826,724	8.35	66.23	2,516	7.83	63.43
	1,752,697	5.42	51.44	928,489	2.81	38.30

The intrinsic values of stock option awards outstanding and exercisable at April 1, 2017 were as follows (in millions):

Outstanding	$73.5
Exercisable	51.2
Restricted share-based awards
Restricted share-based award activity (including restricted stock units and deferred stock units) was as follows:

	No. of Shares	Wtd. Avg. Grant Date Fair Value per Share
Awards outstanding at September 30, 2016	305,663	$66.31
Granted	125,045	92.66
Vested	(131,357)	60.68
Forfeited	(2,010)	67.24
Awards outstanding at April 1, 2017	297,341	79.88
Performance-based awards
Performance-based award activity was as follows (based on target award amounts):

	No. of Units	Wtd. Avg. Grant Date Fair Value per Unit
Awards outstanding at September 30, 2016	266,598	$62.52
Granted (a)	487,674	92.95
Vested	(147,698)	59.82
Forfeited	(8,941)	62.81
Awards outstanding at April 1, 2017	597,633	88.01

(a)	Includes 465,461 units issued to certain senior executives as part of the Company’s Project Focus initiative.
NOTE 11. INCOME TAXES
The effective tax rate related to continuing operations for the six months ended April 1, 2017 and April 2, 2016 was 35.5%. The effective tax rate used for interim reporting purposes is based on management’s best estimate of factors impacting the effective tax rate for the full fiscal year. There can be no assurance that the effective tax rate estimated for interim financial reporting purposes will approximate the effective tax rate determined at fiscal year end. Final Treasury Regulations under Internal Revenue Code §987 were enacted on December 7, 2016, governing the methodology to be used in calculating deferred translation gain or loss for certain entities treated as U.S. branches for U.S. tax purposes.  The Company has determined that the impact of adopting these regulations is immaterial to the Company's deferred tax balances and financial statements.

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
Regulatory Matters
At April 1, 2017, $5.1 million was accrued in the “Other liabilities” line in the Condensed Consolidated Balance Sheets for environmental actions, the majority of which are for site remediation. The amounts accrued are believed to be adequate to cover such known environmental exposures based on current facts and estimates of likely outcomes. Although it is reasonably possible that the costs to resolve such known environmental exposures will exceed the amounts accrued, any variation from accrued amounts is not expected to be material.
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

In connection with the sale of wild bird food products that were the subject of a voluntary recall in 2008, the Company, along with its Chief Executive Officer, have been named as defendants in four actions filed on and after June 27, 2012, which have been consolidated and, on March 31, 2017, certified as a class action in the United States District Court for the Southern District of California as In re Morning Song Bird Food Litigation, Lead Case No. 3:12-cv-01592-JAH-RBB. The plaintiffs allege various statutory and common law claims associated with the Company’s sale of wild bird food products and a plea agreement entered into in previously pending government proceedings associated with such sales. The plaintiffs allege, among other things, a class action on behalf of all persons and entities in the United States who purchased certain bird food products. The plaintiffs assert: (i) hundreds of millions of dollars in monetary damages (actual, compensatory, consequential, and restitution); (ii) punitive and treble damages; (iii) injunctive and declaratory relief; (iv) pre-judgment and post-judgment interest; and (v) costs and attorneys’ fees. The Company and its Chief Executive Officer dispute the plaintiffs’ assertions and intend to vigorously defend the consolidated action. At this point in the proceedings, it is not currently possible to reasonably estimate a probable loss, if any, associated with the action and, accordingly, no reserves have been recorded in the consolidated financial statements with respect to the action. There can be no assurance that this action, whether as a result of an adverse outcome or as a result of significant defense costs, will not have a material adverse effect on the Company’s financial condition, results of operations or cash flows.
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
Exchange Rate Risk Management
The Company uses currency forward contracts to manage the exchange rate risk associated with intercompany loans with foreign subsidiaries that are denominated in local currencies. At April 1, 2017, the notional amount of outstanding currency forward contracts was $288.4 million, with a negative fair value of $3.5 million. At April 2, 2016, the notional amount of outstanding currency forward contracts was $54.3 million, with a negative fair value of $0.2 million. At September 30, 2016, the notional amount of outstanding currency forward contracts was $165.8 million, with a fair value of $0.4 million. The fair value of currency forward contracts is determined using forward rates in commonly quoted intervals for the full term of the contracts. The outstanding contracts will mature over the next fiscal year.
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
The Company has outstanding interest rate swap agreements with major financial institutions that effectively convert a portion of the Company’s variable-rate debt to a fixed rate. The swap agreements had a total U.S. dollar equivalent notional amount of $1,150.0 million at April 1, 2017, $1,250.0 million at April 2, 2016 and $650.0 million at September 30, 2016. Refer to “NOTE 8. DEBT” for the terms of the swap agreements outstanding at April 1, 2017. Included in the AOCI balance at April 1, 2017 was a loss of $0.5 million related to interest rate swap agreements that is expected to be reclassified to earnings during the next twelve months, consistent with the timing of the underlying hedged transactions.

Commodity Price Risk Management
The Company enters into hedging arrangements designed to fix the price of a portion of its projected future urea requirements. The contracts are designated as hedges of the Company’s exposure to future cash flow fluctuations associated with the cost of urea. The objective of the hedges is to mitigate the earnings and cash flow volatility attributable to the risk of changing prices. Since the contracts have been designated as hedging instruments, unrealized gains or losses resulting from adjusting these contracts to fair value are recorded as elements of AOCI within the Condensed Consolidated Balance Sheets. Realized gains or losses remain as a component of AOCI until the related inventory is sold. Upon sale of the underlying inventory, the gain or loss is reclassified to cost of sales. Included in the AOCI balance at April 1, 2017 was a loss of $0.1 million related to urea derivatives that is expected to be reclassified to earnings during the next twelve months, consistent with the timing of the underlying hedged transactions.
The Company also uses derivatives to partially mitigate the effect of fluctuating diesel costs on operating results. These financial instruments are carried at fair value within the Condensed Consolidated Balance Sheets. Changes in the fair value of derivative contracts that qualify for hedge accounting are recorded in AOCI except for any ineffective portion of the change in fair value, which is immediately recorded in earnings. The effective portion of the change in fair value remains as a component of AOCI until the related fuel is consumed, at which time the accumulated gain or loss on the derivative contract is reclassified to cost of sales. Changes in the fair value of derivatives that do not qualify for hedge accounting are recorded as an element of cost of sales. At April 1, 2017, there were no amounts included within AOCI.
The Company had the following outstanding commodity contracts that were entered into to hedge forecasted purchases:

COMMODITY	APRIL 1, 2017	APRIL 2, 2016	SEPTEMBER 30, 2016
Urea	28,500 tons	21,000 tons	40,500 tons
Diesel	5,544,000 gallons	5,922,000 gallons	6,384,000 gallons
Heating Oil	1,680,000 gallons	1,974,000 gallons	1,722,000 gallons
Fair Values of Derivative Instruments
The fair values of the Company’s derivative instruments were as follows:

		ASSETS / (LIABILITIES)
DERIVATIVES DESIGNATED AS HEDGING INSTRUMENTS		APRIL 1, 2017	APRIL 2, 2016	SEPTEMBER 30, 2016
	BALANCE SHEET LOCATION	FAIR VALUE
		(In millions)
Interest rate swap agreements	Prepaid and other current assets	$0.7	$—	$—
	Other assets	0.8	—	—
	Other current liabilities	(1.9)	(5.8)	(3.3)
	Other liabilities	(0.7)	(5.1)	(3.1)
Commodity hedging instruments	Other current liabilities	(0.2)	(0.7)	(0.3)
Total derivatives designated as hedging instruments		$(1.3)	$(11.6)	$(6.7)

DERIVATIVES NOT DESIGNATED AS HEDGING INSTRUMENTS	BALANCE SHEET LOCATION
Currency forward contracts	Prepaid and other current assets	$0.5	$—	$1.2
	Other current liabilities	(4.0)	(0.2)	(0.8)
Commodity hedging instruments	Other current liabilities	(0.1)	(3.8)	(0.1)
Total derivatives not designated as hedging instruments		(3.6)	(4.0)	0.3
Total derivatives		$(4.9)	$(15.6)	$(6.4)

The effect of derivative instruments on AOCI and the Condensed Consolidated Statements of Operations was as follows:

DERIVATIVES IN CASH FLOW HEDGING RELATIONSHIPS	AMOUNT OF GAIN / (LOSS) RECOGNIZED IN AOCI
	THREE MONTHS ENDED		SIX MONTHS ENDED
	APRIL 1, 2017	APRIL 2, 2016	APRIL 1, 2017	APRIL 2, 2016
	(In millions)
Interest rate swap agreements	$0.4	$(2.6)	$2.5	$(0.9)
Commodity hedging instruments	(0.4)	(0.3)	0.5	(0.7)
Total	$—	$(2.9)	$3.0	$(1.6)

DERIVATIVES IN CASH FLOW HEDGING RELATIONSHIPS	RECLASSIFIED FROM AOCI INTO STATEMENT OF OPERATIONS	AMOUNT OF GAIN / (LOSS)
		THREE MONTHS ENDED		SIX MONTHS ENDED
		APRIL 1, 2017	APRIL 2, 2016	APRIL 1, 2017	APRIL 2, 2016
		(In millions)
Interest rate swap agreements	Interest expense	$(0.9)	$(2.2)	$(1.2)	$(3.2)
Commodity hedging instruments	Cost of sales	(0.2)	(0.6)	(0.3)	(0.4)
Total		$(1.1)	$(2.8)	$(1.5)	$(3.6)

DERIVATIVES NOT DESIGNATED AS HEDGING INSTRUMENTS	RECOGNIZED IN STATEMENT OF OPERATIONS	AMOUNT OF GAIN / (LOSS)
		THREE MONTHS ENDED		SIX MONTHS ENDED
		APRIL 1, 2017	APRIL 2, 2016	APRIL 1, 2017	APRIL 2, 2016
		(In millions)
Currency forward contracts	Other income, net	$(2.2)	$(0.3)	$7.0	$(1.1)
Commodity hedging instruments	Cost of sales	(0.9)	(1.0)	—	(4.3)
Total		$(3.1)	$(1.3)	$7.0	$(5.4)
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
The following table presents the Company’s financial assets and liabilities measured at fair value on a recurring basis at April 1, 2017:

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Unobservable Inputs (Level 3)	Total
	(In millions)
Assets
Cash equivalents	$17.7	$—	$—	$17.7
Derivatives
Interest rate swap agreements	—	1.5	—	1.5
Currency forward contracts	—	0.5	—	0.5
Other	14.5	—	10.9	25.4
Total	$32.2	$2.0	$10.9	$45.1
Liabilities
Derivatives
Interest rate swap agreements	$—	$(2.6)	$—	$(2.6)
Currency forward contracts	—	(4.0)	—	(4.0)
Commodity hedging instruments	—	(0.3)	—	(0.3)
Long-term debt	—	—	(37.2)	(37.2)
Total	$—	$(6.9)	$(37.2)	$(44.1)

The following table presents the Company’s financial assets and liabilities measured at fair value on a recurring basis at April 2, 2016:

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Unobservable Inputs (Level 3)	Total
	(In millions)
Assets
Cash equivalents	$22.6	$—	$—	$22.6
Other	11.1	—	—	11.1
Total	$33.7	$—	$—	$33.7
Liabilities
Derivatives
Interest rate swap agreements	$—	$(10.9)	$—	$(10.9)
Currency forward contracts	—	(0.2)	—	(0.2)
Commodity hedging instruments	—	(4.5)	—	(4.5)
Total	$—	$(15.6)	$—	$(15.6)

The following table presents the Company’s financial assets and liabilities measured at fair value on a recurring basis at September 30, 2016:

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Unobservable Inputs (Level 3)	Total
	(In millions)
Assets
Cash equivalents	$11.5	$—	$—	$11.5
Derivatives
Currency forward contracts	—	1.2	—	1.2
Other	11.8	—	10.9	22.7
Total	$23.3	$1.2	$10.9	$35.4
Liabilities
Derivatives
Interest rate swap agreements	$—	$(6.4)	$—	$(6.4)
Currency forward contracts	—	(0.8)	—	(0.8)
Commodity hedging instruments	—	(0.4)	—	(0.4)
Long-term debt	—	—	(38.3)	(38.3)
Total	$—	$(7.6)	$(38.3)	$(45.9)
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
Segment performance is evaluated based on several factors, including income (loss) from continuing operations before income taxes, amortization, impairment, restructuring and other charges (“Segment Profit (Loss)”). Senior management uses this measure of profit (loss) to evaluate segment performance because the Company believes this measure is indicative of performance trends and the overall earnings potential of each segment.

The following tables present summarized financial information concerning the Company’s reportable segments for the periods indicated:

	THREE MONTHS ENDED		SIX MONTHS ENDED
	APRIL 1, 2017	APRIL 2, 2016	APRIL 1, 2017	APRIL 2, 2016
	(In millions)
Net sales:
U.S. Consumer	$962.5	$1,039.7	$1,088.0	$1,152.9
Europe Consumer	105.3	115.0	129.7	140.7
Other	135.7	90.5	232.6	146.1
Consolidated	$1,203.5	$1,245.2	$1,450.3	$1,439.7

Segment Profit (Loss):
U.S. Consumer	$313.8	$336.0	$275.8	$281.8
Europe Consumer	18.3	21.6	9.9	12.4
Other	15.1	4.6	20.7	5.1
Total Segment Profit	347.2	362.2	306.4	299.3
Corporate	(35.9)	(35.7)	(58.8)	(60.1)
Intangible asset amortization	(6.1)	(4.3)	(11.9)	(8.2)
Impairment, restructuring and other	(3.3)	47.0	(4.7)	40.5
Equity in loss of unconsolidated affiliates (a)	(24.1)	—	(37.3)	—
Costs related to refinancing	—	—	—	(8.8)
Interest expense	(21.5)	(19.1)	(37.1)	(35.4)
Income from continuing operations before income taxes	$256.3	$350.1	$156.6	$227.3

(a)
Included within loss of unconsolidated affiliates for the three and six months ended April 1, 2017 are charges of $2.1 million and $11.7 million, respectively, which represent the Company’s share of restructuring and other charges incurred by the TruGreen Joint Venture.

	APRIL 1, 2017	APRIL 2, 2016	SEPTEMBER 30, 2016
	(In millions)
Total assets:
U.S. Consumer	$2,601.3	$2,636.0	$1,770.7
Europe Consumer	275.1	322.6	192.1
Other	726.4	367.8	568.1
Corporate	235.6	144.2	271.9
Assets held for sale	—	208.7	—
Consolidated	$3,838.4	$3,679.3	$2,802.8

NOTE 16. SUBSEQUENT EVENT
On April 29, 2017, the Company received a binding and irrevocable conditional offer (the “Offer”) from Exponent Private Equity LLP (“Exponent”) to purchase its consumer lawn and garden business carried on in certain international jurisdictions (the “International Business”). The Offer remains valid until the earlier of (i) October 6, 2017, and (ii) the fifth business day after the date of completion of the compulsory process in respect of France SAS of notice, information and consultation with the French Works Council (Comité Central d’Entreprise at Scotts France SAS).
If accepted by the Company, pursuant to the terms of the Share and Business Sale Agreement (the “Agreement”) contemplated by the Offer, Scotts-Sierra Investments LLC, an indirect wholly-owned subsidiary of the Company (“Sierra”) and certain of its direct and indirect subsidiaries, will enter into separate stock or asset sale transactions with respect to the consumer lawn and garden businesses located in Australia, Austria, Benelux, Czech Republic, France, Germany, Poland and the United Kingdom. Upon closing of the transaction, Exponent would pay the Company approximately EUR 210.0 million (subject to potential adjustment following closing in respect of the actual financial position at closing) and a deferred payment amount of up to EUR 20.0 million, contingent on the achievement of certain performance criteria by the International Business following the closing of the transaction.
Following completion of the French Works Council consultation, if Sierra does not accept the binding offer, Sierra will be required to pay a break fee of EUR 10.0 million in cash.
Upon acceptance of the Offer by the Company, the parties’ obligations to consummate the transaction would be conditioned upon (i) the Monsanto Company entering into a certain exclusive agency and marketing agreement and a certain lawn and garden brand extension agreement, each with Exponent, relating to the marketing and distribution of Roundup® products, (ii) the receipt of landlord consents to the transfer of/change of control in respect of certain material real estate leases, (iii) evidence of the waiver by the relevant municipal authority of its pre-emption right in relation to the properties of the International Business in Bourth and Hautmont in France, or the expiry of the period during which the relevant municipal authority may exercise such right of pre-emption, (iv) specific third party written consent in respect of the assignment of certain supply agreements and the sub-licensing of certain intellectual property, and (v) the receipt of formal clearance from the competition authorities in France, Germany and Poland.
As part of the transaction, Exponent received vendor financing from Sierra in the form of a EUR 25.0 million loan for seven years bearing interest at 5% for the first three years, with annual 250 basis point increases thereafter.
The Agreement also includes customary representations, warranties and covenants. Among other things, Sierra will provide customary business warranties regarding the International Business subject to certain financial limitations. Also, Sierra has agreed to certain customary pre-closing covenants, including with respect to the operation of the International Business prior to closing and the assistance with and delivery of certain regulatory approvals and third party consents.

NOTE 17. FINANCIAL INFORMATION FOR SUBSIDIARY GUARANTORS AND NON-GUARANTORS
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
The following 100% directly or indirectly owned subsidiaries fully and unconditionally guarantee at April 1, 2017 the 6.000% and 5.250% Senior Notes on a joint and several basis: Gutwein & Co., Inc.; Hyponex Corporation; Miracle-Gro Lawn Products, Inc.; OMS Investments, Inc.; Rod McLellan Company; Sanford Scientific, Inc.; Scotts Temecula Operations, LLC; Scotts Manufacturing Company; Scotts Products Co.; Scotts Professional Products Co.; Scotts-Sierra Investments LLC; SMG Growing Media, Inc.; Swiss Farms Products, Inc.; SMGM LLC; The Scotts Company LLC; The Hawthorne Gardening Company; Hawthorne Hydroponics LLC; HGCI, Inc.; GenSource, Inc.; and SLS Holdings, Inc. (collectively, the “Guarantors”). Effective in the three-month period ending July 2, 2016, the SLS Business was contributed to the TruGreen Joint Venture and the Company classified its results of operations for all periods presented to reflect the SLS Business as a discontinued operation and classified the assets and liabilities as held for sale within the financial information of the Guarantors. Subsequent to their contribution to the TruGreen Joint Venture, EG Systems, LLC (formerly known as EG Systems, Inc.) and SLS Franchise Systems LLC are no longer guarantors of the 6.000% Senior Notes.
The following information presents Condensed Consolidating Statements of Operations for the three and six months ended April 1, 2017 and April 2, 2016, Condensed Consolidating Statements of Comprehensive Income (Loss) for the three and six months ended April 1, 2017 and April 2, 2016, Condensed Consolidating Statements of Cash Flows for the six months ended April 1, 2017 and April 2, 2016, and Condensed Consolidating Balance Sheets as of April 1, 2017, April 2, 2016 and September 30, 2016. The condensed consolidating financial information presents, in separate columns, financial information for: Scotts Miracle-Gro on a Parent-only basis, carrying its investment in subsidiaries under the equity method; Guarantors on a combined basis, carrying their investments in subsidiaries which do not guarantee the debt (collectively, the “Non-Guarantors”) under the equity method; Non-Guarantors on a combined basis; and eliminating entries. The eliminating entries primarily reflect intercompany transactions, such as interest expense, accounts receivable and payable, short and long-term debt, and the elimination of equity investments, return on investments and income in subsidiaries. Because the Parent is obligated to pay the unpaid principal amount and interest on all amounts borrowed by the Guarantors or Non-Guarantors under the credit facility (and was obligated to pay the unpaid principal amount and interest on all amounts borrowed by the Guarantors and Non-Guarantors under the previous senior secured five-year revolving loan facility), the borrowings and related interest expense for the loans outstanding of the Guarantors and Non-Guarantors are also presented in the accompanying Parent-only financial information, and are then eliminated. Included in the Parent Condensed Consolidating Statement of Cash Flows for the six months ended April 1, 2017 are $351.5 million of dividends paid by the Guarantors and Non-Guarantors to the Parent representing return of investments and as such are classified within cash flows used in investing activities. Included in the Parent Condensed Consolidating Statement of Cash Flows for the six months ended April 2, 2016 are $313.8 million of dividends paid by the Guarantors and Non-Guarantors to the Parent representing return on investments and as such are classified within cash flows from operating activities.

THE SCOTTS MIRACLE-GRO COMPANY
Condensed Consolidating Statement of Operations
for the three months ended April 1, 2017
(In millions)
(Unaudited)

	Parent	Subsidiary Guarantors	Non- Guarantors	Eliminations/ Consolidations	Consolidated
Net sales	$—	$998.8	$204.7	$—	$1,203.5
Cost of sales	—	558.4	142.7	—	701.1
Gross profit	—	440.4	62.0	—	502.4
Operating expenses:
Selling, general and administrative	—	156.0	41.4	0.4	197.8
Impairment, restructuring and other	—	3.7	(0.4)	—	3.3
Other (income) loss, net	(0.2)	(1.1)	0.7	—	(0.6)
Income (loss) from operations	0.2	281.8	20.3	(0.4)	301.9
Equity (income) loss in subsidiaries	(173.8)	(8.3)	—	182.1	—
Other non-operating (income) loss	(7.5)	—	(4.0)	11.5	—
Equity in (income) loss of unconsolidated affiliates	—	24.0	0.1	—	24.1
Interest expense	20.5	11.4	1.1	(11.5)	21.5
Income (loss) from continuing operations before income taxes	161.0	254.7	23.1	(182.5)	256.3
Income tax (benefit) expense from continuing operations	(4.6)	87.4	8.2	—	91.0
Income (loss) from continuing operations	165.6	167.3	14.9	(182.5)	165.3
Income (loss) from discontinued operations, net of tax	—	(0.1)	—	—	(0.1)
Net income (loss)	$165.6	$167.2	$14.9	$(182.5)	$165.2
Net (income) loss attributable to noncontrolling interest	—	—	—	(0.1)	(0.1)
Net income (loss) attributable to controlling interest	$165.6	$167.2	$14.9	$(182.6)	$165.1

THE SCOTTS MIRACLE-GRO COMPANY
Condensed Consolidating Statement of Operations
for the six months ended April 1, 2017
(In millions)
(Unaudited)

	Parent	Subsidiary Guarantors	Non- Guarantors	Eliminations/ Consolidations	Consolidated
Net sales	$—	$1,144.3	$306.0	$—	$1,450.3
Cost of sales	—	684.8	218.9	—	903.7
Gross profit	—	459.5	87.1	—	546.6
Operating expenses:
Selling, general and administrative	—	241.8	74.4	0.7	316.9
Impairment, restructuring and other	—	5.1	(0.4)	—	4.7
Other (income) loss, net	(0.4)	(6.4)	0.8	—	(6.0)
Income (loss) from operations	0.4	219.0	12.3	(0.7)	231.0
Equity (income) loss in subsidiaries	(115.4)	(7.0)	—	122.4	—
Other non-operating (income) loss	(11.8)	—	(9.9)	21.7	—
Equity in (income) loss of unconsolidated affiliates	—	37.2	0.1	—	37.3
Interest expense	35.3	21.3	2.2	(21.7)	37.1
Income (loss) from continuing operations before income taxes	92.3	167.5	19.9	(123.1)	156.6
Income tax (benefit) expense from continuing operations	(8.2)	56.8	7.0	—	55.6
Income (loss) from continuing operations	100.5	110.7	12.9	(123.1)	101.0
Income (loss) from discontinued operations, net of tax	—	(0.7)	—	—	(0.7)
Net income (loss)	$100.5	$110.0	$12.9	$(123.1)	$100.3
Net (income) loss attributable to noncontrolling interest	—	—	—	(0.5)	(0.5)
Net income (loss) attributable to controlling interest	$100.5	$110.0	$12.9	$(123.6)	$99.8

THE SCOTTS MIRACLE-GRO COMPANY
Condensed Consolidating Statement of Comprehensive Income (Loss)
for the three months ended April 1, 2017
(In millions)
(Unaudited)

	Parent	Subsidiary Guarantors	Non- Guarantors	Eliminations/ Consolidations	Consolidated
Net income (loss)	$165.6	$167.2	$14.9	$(182.5)	$165.2
Other comprehensive income (loss), net of tax:
Net foreign currency translation adjustment	1.8	—	1.8	(1.8)	1.8
Net change in derivatives	1.1	(0.2)	—	0.2	1.1
Net change in pension and other post-retirement benefits	0.5	0.3	0.2	(0.5)	0.5
Total other comprehensive income (loss)	3.4	0.1	2.0	(2.1)	3.4
Comprehensive income (loss)	$169.0	$167.3	$16.9	$(184.6)	$168.6

THE SCOTTS MIRACLE-GRO COMPANY
Condensed Consolidating Statement of Comprehensive Income (Loss)
for the six months ended April 1, 2017
(In millions)
(Unaudited)

	Parent	Subsidiary Guarantors	Non- Guarantors	Eliminations/ Consolidations	Consolidated
Net income (loss)	$100.5	$110.0	$12.9	$(123.1)	$100.3
Other comprehensive income (loss), net of tax:
Net foreign currency translation adjustment	(2.2)	—	(2.2)	2.2	(2.2)
Net change in derivatives	4.5	0.8	—	(0.8)	4.5
Net change in pension and other post-retirement benefits	0.9	0.3	0.6	(0.9)	0.9
Total other comprehensive income (loss)	3.2	1.1	(1.6)	0.5	3.2
Comprehensive income (loss)	$103.7	$111.1	$11.3	$(122.6)	$103.5

THE SCOTTS MIRACLE-GRO COMPANY
Condensed Consolidating Statement of Cash Flows
for the six months ended April 1, 2017
(In millions)
(Unaudited)

	Parent	Subsidiary Guarantors	Non- Guarantors	Eliminations/ Consolidations	Consolidated
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	$(17.0)	$(386.6)	$(94.2)	$—	$(497.8)

INVESTING ACTIVITIES (a)
Proceeds from sale of long-lived assets	—	4.8	—	—	4.8
Investments in property, plant and equipment	—	(27.8)	(5.0)	—	(32.8)
Distributions from (investments in) unconsolidated affiliates	—	—	(0.2)	—	(0.2)
Investments in acquired businesses, net of cash acquired	—	(1.5)	(76.4)	—	(77.9)
Return of investments from affiliates	351.5	32.4	—	(383.9)	—
Investing cash flows from (to) affiliates	(436.1)	(276.9)	—	713.0	—
Net cash provided by (used in) investing activities	(84.6)	(269.0)	(81.6)	329.1	(106.1)

FINANCING ACTIVITIES
Borrowings under revolving and bank lines of credit and term loans	—	806.2	138.4	—	944.6
Repayments under revolving and bank lines of credit and term loans	—	(232.3)	(162.7)	—	(395.0)
Proceeds from issuance of 5.250% Senior Notes	250.0	—	—	—	250.0
Financing and issuance fees	(3.8)	(0.1)	—	—	(3.9)
Dividends paid	(59.9)	(351.5)	—	351.5	(59.9)
Distribution paid by AeroGrow	—	—	(40.5)	32.4	(8.1)
Purchase of Common Shares	(90.4)	—	—	—	(90.4)
Payments on seller notes	—	—	(13.2)	—	(13.2)
Excess tax benefits from share-based payment arrangements	4.0	—	—	—	4.0
Cash received from the exercise of stock options	1.7	—	—	—	1.7
Financing cash flows from (to) affiliates	—	436.1	276.9	(713.0)	—
Net cash provided by (used in) financing activities	101.6	658.4	198.9	(329.1)	629.8
Effect of exchange rate changes on cash	—	—	(1.7)	—	(1.7)
Net increase (decrease) in cash and cash equivalents	—	2.8	21.4	—	24.2
Cash and cash equivalents at beginning of period	—	2.7	47.4	—	50.1
Cash and cash equivalents at end of period	$—	$5.5	$68.8	$—	$74.3

(a)
Cash received by the Parent from the Guarantors and Non-Guarantors in the form of dividends in the amount of $351.5 million represent return of investments and are included in cash flows from investing activities. Cash received by the Guarantors from the Non-Guarantors in the form of distributions in the amount of $32.4 million represent return of investments and are included in cash flows from investing activities.

THE SCOTTS MIRACLE-GRO COMPANY
Condensed Consolidating Balance Sheet
As of April 1, 2017
(In millions)
(Unaudited)

	Parent	Subsidiary Guarantors	Non- Guarantors	Eliminations/ Consolidations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$—	$5.5	$68.8	$—	$74.3
Accounts receivable, net	—	900.8	220.5	—	1,121.3
Inventories	—	500.7	157.8	—	658.5
Prepaid and other current assets	0.7	106.9	47.9	—	155.5
Total current assets	0.7	1,513.9	495.0	—	2,009.6
Investment in unconsolidated affiliates	—	59.1	0.8	—	59.9
Property, plant and equipment, net	—	385.8	75.1	—	460.9
Goodwill	—	262.9	127.4	11.6	401.9
Intangible assets, net	—	590.3	185.9	9.5	785.7
Other assets	10.7	107.8	2.3	(0.4)	120.4
Equity investment in subsidiaries	938.7	—	—	(938.7)	—
Intercompany assets	1,778.4	—	—	(1,778.4)	—
Total assets	$2,728.5	$2,919.8	$886.5	$(2,696.4)	$3,838.4

LIABILITIES AND EQUITY
Current liabilities:
Current portion of debt	$15.0	$15.8	$16.3	$(15.0)	$32.1
Accounts payable	—	240.6	82.0	—	322.6
Other current liabilities	17.8	261.0	111.2	—	390.0
Total current liabilities	32.8	517.4	209.5	(15.0)	744.7
Long-term debt	2,016.1	1,288.2	126.2	(1,375.4)	2,055.1
Other liabilities	0.7	270.6	71.2	4.7	347.2
Equity investment in subsidiaries	—	31.5	—	(31.5)	—
Intercompany liabilities	—	97.8	273.6	(371.4)	—
Total liabilities	2,049.6	2,205.5	680.5	(1,788.6)	3,147.0
Total equity—controlling interest	678.9	714.3	206.0	(920.3)	678.9
Noncontrolling interest	—	—	—	12.5	12.5
Total equity	678.9	714.3	206.0	(907.8)	691.4
Total liabilities and equity	$2,728.5	$2,919.8	$886.5	$(2,696.4)	$3,838.4

THE SCOTTS MIRACLE-GRO COMPANY
Condensed Consolidating Statement of Operations
for the three months ended April 2, 2016
(In millions)
(Unaudited)

	Parent	Subsidiary Guarantors	Non- Guarantors	Eliminations/ Consolidations	Consolidated
Net sales	$—	$1,069.0	$176.2	$—	$1,245.2
Cost of sales	—	605.2	118.3	—	723.5
Cost of sales—impairment, restructuring and other	—	0.1	—	—	0.1
Gross profit	—	463.7	57.9	—	521.6
Operating expenses:
Selling, general and administrative	—	162.6	37.9	0.4	200.9
Impairment, restructuring and other	—	(47.5)	0.3	—	(47.2)
Other (income) loss, net	—	(0.4)	(0.9)	—	(1.3)
Income (loss) from operations	—	349.0	20.6	(0.4)	369.2
Equity (income) loss in subsidiaries	(216.6)	(7.7)	—	224.3	—
Other non-operating (income) loss	(8.7)	—	(6.2)	14.9	—
Interest expense	18.2	14.6	1.2	(14.9)	19.1
Income (loss) from continuing operations before income taxes	207.1	342.1	25.6	(224.7)	350.1
Income tax (benefit) expense from continuing operations	(3.4)	118.5	9.2	—	124.3
Income (loss) from continuing operations	210.5	223.6	16.4	(224.7)	225.8
Income (loss) from discontinued operations, net of tax	—	(16.0)	—	—	(16.0)
Net income (loss)	$210.5	$207.6	$16.4	$(224.7)	$209.8
Net (income) loss attributable to noncontrolling interest	—	—	—	0.3	0.3
Net income (loss) attributable to controlling interest	$210.5	$207.6	$16.4	$(224.4)	$210.1

THE SCOTTS MIRACLE-GRO COMPANY
Condensed Consolidating Statement of Operations
for the six months ended April 2, 2016
(In millions)
(Unaudited)

	Parent	Subsidiary Guarantors	Non- Guarantors	Eliminations/ Consolidations	Consolidated
Net sales	$—	$1,199.3	$240.4	$—	$1,439.7
Cost of sales	—	730.0	166.3	—	896.3
Cost of sales—impairment, restructuring and other	—	5.1	—	—	5.1
Gross profit	—	464.2	74.1	—	538.3
Operating expenses:
Selling, general and administrative	—	247.3	66.2	0.7	314.2
Impairment, restructuring and other	—	(46.2)	0.3	—	(45.9)
Other (income) loss, net	—	(1.3)	(0.2)	—	(1.5)
Income (loss) from operations	—	264.4	7.8	(0.7)	271.5
Equity (income) loss in subsidiaries	(149.0)	(5.3)	—	154.3	—
Other non-operating (income) loss	(13.2)	—	(12.3)	25.5	—
Costs related to refinancing	8.8	—	—	—	8.8
Interest expense	34.2	24.7	2.0	(25.5)	35.4
Income (loss) from continuing operations before income taxes	119.2	245.0	18.1	(155.0)	227.3
Income tax (benefit) expense from continuing operations	(10.6)	84.8	6.5	—	80.7
Income (loss) from continuing operations	129.8	160.2	11.6	(155.0)	146.6
Income (loss) from discontinued operations, net of tax	—	(17.5)	—	—	(17.5)
Net income (loss)	$129.8	$142.7	$11.6	$(155.0)	$129.1
Net (income) loss attributable to noncontrolling interest	—	—	—	(0.1)	(0.1)
Net income (loss) attributable to controlling interest	$129.8	$142.7	$11.6	$(155.1)	$129.0

THE SCOTTS MIRACLE-GRO COMPANY
Condensed Consolidating Statement of Comprehensive Income (Loss)
for the three months ended April 2, 2016
(In millions)
(Unaudited)

	Parent	Subsidiary Guarantors	Non- Guarantors	Eliminations/ Consolidations	Consolidated
Net income (loss)	$210.5	$207.6	$16.4	$(224.7)	$209.8
Other comprehensive income (loss), net of tax:
Net foreign currency translation adjustment	0.3	—	0.3	(0.3)	0.3
Net change in derivatives	(0.1)	0.3	—	(0.3)	(0.1)
Net change in pension and other post-retirement benefits	0.2	0.1	0.1	(0.2)	0.2
Total other comprehensive income (loss)	0.4	0.4	0.4	(0.8)	0.4
Comprehensive income (loss)	$210.9	$208.0	$16.8	$(225.5)	$210.2

THE SCOTTS MIRACLE-GRO COMPANY
Condensed Consolidating Statement of Comprehensive Income (Loss)
for the six months ended April 2, 2016
(In millions)
(Unaudited)

	Parent	Subsidiary Guarantors	Non- Guarantors	Eliminations/ Consolidations	Consolidated
Net income (loss)	$129.8	$142.7	$11.6	$(155.0)	$129.1
Other comprehensive income (loss), net of tax:
Net foreign currency translation adjustment	(2.5)	—	(2.5)	2.5	(2.5)
Net change in derivatives	2.0	(0.3)	—	0.3	2.0
Net change in pension and other post-retirement benefits	0.7	0.4	0.3	(0.7)	0.7
Total other comprehensive income (loss)	0.2	0.1	(2.2)	2.1	0.2
Comprehensive income (loss)	$130.0	$142.8	$9.4	$(152.9)	$129.3

THE SCOTTS MIRACLE-GRO COMPANY
Condensed Consolidating Statement of Cash Flows
for the six months ended April 2, 2016
(In millions)
(Unaudited)

	Parent	Subsidiary Guarantors	Non- Guarantors	Eliminations/ Consolidations	Consolidated
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES (a)	$292.6	$(492.8)	$(113.8)	$(313.8)	$(627.8)

INVESTING ACTIVITIES
Proceeds from sale of long-lived assets	—	0.2	—	—	0.2
Investments in property, plant and equipment	—	(20.8)	(3.6)	—	(24.4)
Investments in loan receivable	—	(72.0)	—	—	(72.0)
Distributions from (investments in) unconsolidated affiliates	—	(2.0)	—	—	(2.0)
Investing cash flows from (to) affiliates	(395.0)	—	—	395.0	—
Net cash provided by (used in) investing activities	(395.0)	(94.6)	(3.6)	395.0	(98.2)

FINANCING ACTIVITIES
Borrowings under revolving and bank lines of credit and term loans	—	1,429.7	143.5	—	1,573.2
Repayments under revolving and bank lines of credit and term loans	—	(925.8)	(34.0)	—	(959.8)
Proceeds from issuance of 6.000% Senior Notes	400.0	—	—	—	400.0
Repayment of 6.625% Senior Notes	(200.0)	—	—	—	(200.0)
Financing and issuance fees	(10.5)	—	—	—	(10.5)
Dividends paid	(57.7)	(313.8)	—	313.8	(57.7)
Purchase of Common Shares	(42.8)	—	—	—	(42.8)
Payments on seller notes	—	(1.8)	(0.5)	—	(2.3)
Excess tax benefits from share-based payment arrangements	4.2	—	—	—	4.2
Cash received from the exercise of stock options	9.2	—	—	—	9.2
Financing cash flows from (to) affiliates	—	398.5	(3.5)	(395.0)	—
Net cash provided by (used in) financing activities	102.4	586.8	105.5	(81.2)	713.5
Effect of exchange rate changes on cash	—	—	(1.6)	—	(1.6)
Net increase (decrease) in cash and cash equivalents	—	(0.6)	(13.5)	—	(14.1)
Cash and cash equivalents at beginning of period	—	8.2	63.2	—	71.4
Cash and cash equivalents at end of period	$—	$7.6	$49.7	$—	$57.3

(a)	Cash received by the Parent from its subsidiaries in the form of dividends in the amount of $313.8 million represent return on investments and are included in cash flows from operating activities.

THE SCOTTS MIRACLE-GRO COMPANY
Condensed Consolidating Balance Sheet
As of April 2, 2016
(In millions)
(Unaudited)

	Parent	Subsidiary Guarantors	Non- Guarantors	Eliminations/ Consolidations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$—	$7.6	$49.7	$—	$57.3
Accounts receivable, net	—	731.0	223.7	—	954.7
Accounts receivable pledged	—	208.4	—	—	208.4
Inventories	—	483.5	136.1	—	619.6
Assets held for sale	—	208.7	—	—	208.7
Prepaid and other current assets	—	122.1	38.0	—	160.1
Total current assets	—	1,761.3	447.5	—	2,208.8
Property, plant and equipment, net	—	382.3	54.0	—	436.3
Goodwill	—	260.5	12.8	11.6	284.9
Intangible assets, net	—	602.0	33.8	11.0	646.8
Other assets	15.6	87.2	15.0	(15.3)	102.5
Equity investment in subsidiaries	634.8	—	—	(634.8)	—
Intercompany assets	1,814.0	—	—	(1,814.0)	—
Total assets	$2,464.4	$3,093.3	$563.1	$(2,441.5)	$3,679.3

LIABILITIES AND EQUITY
Current liabilities:
Current portion of debt	$15.0	$182.9	$20.0	$(15.0)	$202.9
Accounts payable	—	221.9	71.9	—	293.8
Liabilities held for sale	—	62.1	—	—	62.1
Other current liabilities	18.9	318.0	90.2	—	427.1
Total current liabilities	33.9	784.9	182.1	(15.0)	985.9
Long-term debt	1,750.0	1,168.8	196.0	(1,356.3)	1,758.5
Other liabilities	5.1	221.0	31.2	(10.3)	247.0
Equity investment in subsidiaries	—	176.9	—	(176.9)	—
Intercompany liabilities	—	269.0	64.0	(333.0)	—
Total liabilities	1,789.0	2,620.6	473.3	(1,891.5)	2,991.4
Total equity—controlling interest	675.4	472.7	89.8	(562.5)	675.4
Noncontrolling interest	—	—	—	12.5	12.5
Total equity	675.4	472.7	89.8	(550.0)	687.9
Total liabilities and equity	$2,464.4	$3,093.3	$563.1	$(2,441.5)	$3,679.3

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
On April 29, 2017, we received a binding and irrevocable conditional offer (the “Offer”) from Exponent Private Equity LLP (“Exponent”) to purchase our consumer lawn and garden business carried on in certain international jurisdictions (the “International Business”). If accepted by us, pursuant to the terms of the Share and Business Sale Agreement (the “Agreement”) contemplated by the Offer, Scotts-Sierra Investments LLC, our indirect wholly-owned subsidiary (“Sierra”) and certain of its direct and indirect subsidiaries, will enter into separate stock or asset sale transactions with respect to the consumer lawn and garden businesses located in Australia, Austria, Benelux, Czech Republic, France, Germany, Poland and the United Kingdom. Upon closing of the transaction, Exponent would pay us approximately EUR 210.0 million (subject to potential adjustment following closing in respect of the actual financial position at closing) and a deferred payment amount of up to EUR 20.0 million, contingent on the achievement of certain performance criteria by the International Business following the closing of the transaction. For additional information, see “NOTE 16. SUBSEQUENT EVENTS” of the Notes to Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q.
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
Our net sales in any one year are susceptible to weather conditions in the markets in which our products are sold and our services are offered. For instance, periods of abnormally wet or dry weather can adversely impact the sale of certain products, while increasing demand for other products, or delay the timing of the provision of certain services. We believe that our diversified product line and our broad geographic diversification reduce this risk, although to a lesser extent in a year in which unfavorable weather is geographically widespread and extends across a significant portion of the lawn and garden season. We also believe that weather conditions in any one year, positive or negative, do not materially impact longer-term category growth trends.
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
In August 2014, the Scotts Miracle-Gro Board of Directors authorized the repurchase of up to $500.0 million of Common Shares over a five-year period (starting November 1, 2014 through September 30, 2019). On August 3, 2016, Scotts Miracle-Gro announced that its Board of Directors authorized a $500.0 million increase to the share repurchase authorization ending on September 30, 2019. The amended authorization allows for repurchases of Common Shares of $1.0 billion through September 30, 2019. During the three and six months ended April 1, 2017, Scotts Miracle-Gro repurchased 0.5 million and 1.0 million Common Shares for $47.2 million and $90.6 million, respectively. From the inception of this share repurchase program in the fourth quarter of fiscal 2014 through April 1, 2017, Scotts Miracle-Gro repurchased approximately 3.1 million Common Shares for $236.2 million.
On August 3, 2016, we announced that the Scotts Miracle-Gro Board of Directors approved an increase in our quarterly cash dividend from $0.47 to $0.50 per Common Share.

RESULTS OF OPERATIONS
Effective in our second quarter of fiscal 2016, we classified our results of operations for all periods presented to reflect the SLS Business as a discontinued operation. As a result, and unless specifically stated, all discussions regarding results for the three and six months ended April 1, 2017 and April 2, 2016 reflect results from our continuing operations. The following table sets forth the components of income and expense as a percentage of net sales:

	THREE MONTHS ENDED		SIX MONTHS ENDED
	APRIL 1, 2017	APRIL 2, 2016	APRIL 1, 2017	APRIL 2, 2016
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	58.3	58.1	62.3	62.3
Cost of sales—impairment, restructuring and other	—	—	—	0.3
Gross profit	41.7	41.9	37.7	37.4
Operating expenses:
Selling, general and administrative	16.4	16.2	21.9	21.8
Impairment, restructuring and other	0.3	(3.8)	0.3	(3.2)
Other income, net	—	(0.1)	(0.4)	(0.1)
Income from operations	25.1	29.6	15.9	18.9
Equity in loss of unconsolidated affiliates	2.0	—	2.6	—
Costs related to refinancing	—	—	—	0.6
Interest expense	1.8	1.5	2.6	2.5
Income from continuing operations before income taxes	21.3	28.1	10.8	15.8
Income tax expense from continuing operations	7.6	10.0	3.8	5.6
Income from continuing operations	13.7	18.1	7.0	10.2
Loss from discontinued operations, net of tax	—	(1.3)	—	(1.2)
Net income	13.7%	16.8%	6.9%	9.0%
The sum of the components may not equal due to rounding.
Net Sales
Net sales for the three months ended April 1, 2017 were $1,203.5 million, a decrease of 3.3% from net sales of $1,245.2 million for the three months ended April 2, 2016. Net sales for the six months ended April 1, 2017 were $1,450.3 million, an increase of 0.7% from net sales of $1,439.7 million for the six months ended April 2, 2016. The change in net sales was attributable to the following:

	THREE MONTHS ENDED	SIX MONTHS ENDED
	APRIL 1, 2017	APRIL 1, 2017
Acquisitions	3.2%	5.6%
Pricing	0.2	0.2
Foreign exchange rates	(0.6)	(0.7)
Volume	(6.1)	(4.4)
Change in net sales	(3.3)%	0.7%
The decrease in net sales for the three months ended April 1, 2017 was primarily driven by:

•
decreased sales volume in our U.S. Consumer segment, driven by decreased sales of fertilizer, growing media, grass seed and controls products, partially offset by increased sales of Roundup® For Lawns products in our U.S. Consumer segment and increased sales of hydroponic gardening products in our Other segment;

•	decreased net sales associated with our Marketing Agreement for consumer Roundup®; and

•	the unfavorable impact of foreign exchange rates as a result of the strengthening of the U.S. dollar relative to other currencies including Canadian dollar, euro and British pound;

•	partially offset by the addition of net sales from acquisitions in our Other segment, primarily from Gavita, Botanicare and a Canadian growing media operation; and

•	a favorable impact of increased pricing in our U.S. Consumer segment.
The increase in net sales for the six months ended April 1, 2017 was primarily driven by:

•	the addition of net sales from acquisitions in our Other segment, primarily from Gavita, Botanicare and a Canadian growing media operation; and

•	a favorable impact of increased pricing in our U.S. Consumer segment;

•
partially offset by decreased sales volume in our U.S. Consumer segment, driven by decreased sales of fertilizer, growing media, grass seed and controls products, partially offset by increased sales of Roundup® For Lawns products in our U.S. Consumer segment and increased sales of hydroponic gardening products in our Other segment;

•	decreased net sales associated with our Marketing Agreement for consumer Roundup®; and

•	the unfavorable impact of foreign exchange rates as a result of the strengthening of the U.S. dollar relative to other currencies including Canadian dollar, euro and British pound.
Cost of Sales
The following table shows the major components of cost of sales:

	THREE MONTHS ENDED		SIX MONTHS ENDED
	APRIL 1, 2017	APRIL 2, 2016	APRIL 1, 2017	APRIL 2, 2016
	(In millions)
Materials	$408.0	$436.3	$511.4	$515.0
Distribution and warehousing	120.7	126.5	165.5	172.7
Manufacturing labor and overhead	150.7	137.9	188.5	171.7
Roundup® reimbursements	21.7	22.8	38.3	36.9
	701.1	723.5	903.7	896.3
Impairment, restructuring and other	—	0.1	—	5.1
	$701.1	$723.6	$903.7	$901.4

Factors contributing to the change in cost of sales are outlined in the following table:

	THREE MONTHS ENDED	SIX MONTHS ENDED
	APRIL 1, 2017	APRIL 1, 2017
	(In millions)
Volume and product mix	$(6.6)	$23.2
Roundup® reimbursements	(1.1)	1.4
Material costs	(9.1)	(9.6)
Foreign exchange rates	(5.6)	(7.6)
	(22.4)	7.4
Impairment, restructuring and other	(0.1)	(5.1)
Change in cost of sales	$(22.5)	$2.3
The decrease in cost of sales for the three months ended April 1, 2017 was primarily driven by:

•	lower material costs in our U.S. Consumer segment driven by lower commodity costs primarily related to fertilizer inputs and resin;

•	lower sales volume in our U.S. Consumer segment, partially offset by increased sales in our Other segment;

•	a decrease in net sales attributable to reimbursements under our Marketing Agreement for consumer Roundup®; and

•	the favorable impact of foreign exchange rates as a result of the strengthening of the U.S. dollar relative to other currencies including Canadian dollar, euro and British pound;

•	partially offset by costs related to sales from acquisitions in our Other segment of $29.6 million, primarily from Gavita, Botanicare and a Canadian growing media operation.

The increase in cost of sales for the six months ended April 1, 2017 was primarily driven by:

•	costs related to sales from acquisitions in our Other segment of $59.9 million, primarily from Gavita, Botanicare and a Canadian growing media operation; and

•	an increase in net sales attributable to reimbursements under our Marketing Agreement for consumer Roundup®;

•	partially offset by lower material costs in our U.S. Consumer segment driven by lower commodity costs primarily related to fertilizer inputs and resin;

•	lower sales volume in our U.S. Consumer segment, partially offset by increased sales in our Other segment;

•	lower distribution costs in our U.S. Consumer segment due to a $4.2 million favorable change in mark-to-market adjustments associated with our fuel hedges;

•	the favorable impact of foreign exchange rates as a result of the strengthening of the U.S. dollar relative to other currencies including Canadian dollar, euro and British pound; and

•
a decrease in other charges of $5.1 million related to costs incurred during the six months ended April 2, 2016 to address consumer complaints regarding our reformulated Bonus® S product sold during fiscal 2015.

Gross Profit
As a percentage of net sales, our gross profit rate was 41.7% and 41.9% for the three months ended April 1, 2017 and April 2, 2016, respectively. As a percentage of net sales, our gross profit rate was 37.7% and 37.4% for the six months ended April 1, 2017 and April 2, 2016, respectively. Factors contributing to the change in gross profit rate are outlined in the following table:

	THREE MONTHS ENDED	SIX MONTHS ENDED
	APRIL 1, 2017	APRIL 1, 2017
Material costs	0.7%	0.7%
Volume and product mix	(0.1)	0.1
Pricing	0.1	0.1
Acquisitions	(0.6)	(0.7)
Roundup® commissions and reimbursements	(0.3)	(0.3)
	(0.2)%	(0.1)%
Impairment, restructuring and other	—	0.4
Change in gross profit rate	(0.2)%	0.3%
The decrease in gross profit rate for the three months ended April 1, 2017 was primarily driven by:

•	an unfavorable net impact from acquisitions in our Other segment, primarily from Gavita, Botanicare and a Canadian growing media operation;

•	a decrease in net sales attributable to our Marketing Agreement for consumer Roundup®; and

•	unfavorable leverage of fixed costs such as warehousing driven by sales volumes, partially offset by favorable product mix;

•	partially offset by lower material costs in our U.S. Consumer segment driven by lower commodity costs primarily related to fertilizer inputs and resin; and

•	a favorable impact of increased pricing in our U.S. Consumer segment.
The increase in the gross profit rate for the six months ended April 1, 2017 was primarily driven by:

•	lower material costs in our U.S. Consumer segment driven by lower commodity costs primarily related to fertilizer inputs and resin;

•	favorable product mix, partially offset by unfavorable leverage of fixed costs such as warehousing driven by sales volumes;

•	lower distribution costs in our U.S. Consumer segment due to a $4.2 million favorable change in mark-to-market adjustments associated with our fuel hedges; and

•	a favorable impact of increased pricing in our U.S. Consumer segment;

•	partially offset by an unfavorable net impact from acquisitions in our Other segment, primarily from Gavita, Botanicare and a Canadian growing media operation;

•	a decrease in net sales attributable to our Marketing Agreement for consumer Roundup®; and

•
a decrease in other charges of $5.1 million related to costs incurred during the six months ended April 2, 2016 to address consumer complaints regarding our reformulated Bonus® S product sold during fiscal 2015.

Selling, General and Administrative Expenses
The following table sets forth the components of selling, general and administrative expenses (“SG&A”):

	THREE MONTHS ENDED		SIX MONTHS ENDED
	APRIL 1, 2017	APRIL 2, 2016	APRIL 1, 2017	APRIL 2, 2016
	(In millions)
Advertising	$58.7	$61.2	$69.3	$72.1
Research and development	11.7	9.9	22.7	20.9
Share-based compensation	12.8	9.1	15.1	11.3
Amortization of intangibles	5.9	3.7	11.6	7.1
Other selling, general and administrative	108.7	117.0	198.2	202.8
	$197.8	$200.9	$316.9	$314.2
SG&A decreased $3.1 million during the three months ended April 1, 2017 compared to the three months ended April 2, 2016. Advertising expense decreased $2.5 million, or 4.1%, during the three months ended April 1, 2017 compared to the three months ended April 2, 2016, driven by the timing of media spending. Share-based compensation increased $3.7 million during the three months ended April 1, 2017 compared to the three months ended April 2, 2016 due to the issuance of equity awards as part of the Project Focus initiative. Amortization expense increased $2.2 million during the three months ended April 1, 2017 compared to the three months ended April 2, 2016 due to the impact of recent acquisitions. The decrease in other SG&A expenses of $8.3 million was due to lower variable incentive compensation expense, lower deal costs related to transaction activity and the favorable impact of foreign exchange rates as the U.S. dollar has strengthened relative to other currencies including Canadian dollar, euro and British pound, partially offset by the impact of recent acquisitions of $3.3 million.
SG&A increased $2.7 million during the six months ended April 1, 2017 compared to the six months ended April 2, 2016. Advertising expense decreased $2.8 million, or 3.9%, during the six months ended April 1, 2017 compared to the six months ended April 2, 2016, driven by the timing of media spending. Share-based compensation increased $3.8 million during the six months ended April 1, 2017 compared to the six months ended April 2, 2016 due to the issuance of equity awards as part of the Project Focus initiative. Amortization expense increased $4.5 million during the six months ended April 1, 2017 compared to the six months ended April 2, 2016 due to the impact of recent acquisitions. The decrease in other SG&A expenses of $4.6 million was due to lower variable incentive compensation expense, lower deal costs related to transaction activity and the favorable impact of foreign exchange rates as the U.S. dollar has strengthened relative to other currencies including Canadian dollar, euro and British pound, partially offset by the impact of recent acquisitions of $7.8 million.

Impairment, Restructuring and Other
The following table sets forth the components of impairment, restructuring and other charges (recoveries) recorded within the “Cost of sales—impairment, restructuring and other,” “Impairment, restructuring and other” and “Income from discontinued operations, net of tax” lines in the Condensed Consolidated Statements of Operations:

	THREE MONTHS ENDED		SIX MONTHS ENDED
	APRIL 1, 2017	APRIL 2, 2016	APRIL 1, 2017	APRIL 2, 2016
	(In millions)
Cost of sales—impairment, restructuring and other:
Restructuring and other charges	$—	$0.1	$—	$5.1
Operating expenses:
Restructuring and other charges (recoveries)	3.3	(47.2)	4.7	(45.9)
Impairment, restructuring and other charges (recoveries) from continuing operations	$3.3	$(47.1)	$4.7	$(40.8)
Restructuring and other charges from discontinued operations	0.1	10.6	0.7	13.6
Total impairment, restructuring and other charges (recoveries)	$3.4	$(36.5)	$5.4	$(27.2)
In the first quarter of fiscal 2016, we announced a series of initiatives called Project Focus designed to maximize the value of our non-core assets and focus on emerging categories of the lawn and garden industry in our core U.S. business. During the three and six months ended April 1, 2017, our Corporate function recognized costs of $3.3 million and $4.7 million, respectively, as compared to costs of $1.7 million and $2.6 million for the three and six months ended April 2, 2016, respectively, related to Project Focus transaction activity within the “Impairment, restructuring and other” line in the Condensed Consolidated Statements of Operations. Costs incurred to date since the inception of the current initiatives are $3.4 million for our U.S. Consumer segment related to termination benefits, $2.0 million for our Europe Consumer segment related to termination benefits and $9.3 million for our Corporate function related to transaction activity.
During the third quarter of fiscal 2015, our U.S. Consumer segment began experiencing an increase in certain consumer complaints related to the reformulated Bonus® S fertilizer product sold in the southeastern United States during fiscal 2015 indicating customers were experiencing damage to their lawns after application. We have not incurred costs related to this matter during the three and six months ended April 1, 2017. During the three and six months ended April 2, 2016, we incurred $1.0 million and $6.4 million, respectively, in costs related to resolving these consumer complaints and the recognition of costs we expected to incur for consumer claims within the “Impairment, restructuring and other” and the “Cost of sales—impairment, restructuring and other” lines in the Condensed Consolidated Statements of Operations. Additionally, we recorded offsetting insurance reimbursement recoveries of $50.0 million in the second quarter of fiscal 2016 within the “Impairment, restructuring and other” line in the Condensed Consolidated Statements of Operations. Costs incurred to date since the inception of this matter were $73.8 million, partially offset by insurance reimbursement recoveries of $60.8 million.
On April 13, 2016, as part of Project Focus, we completed the contribution of the SLS Business to the TruGreen Joint Venture. As a result, effective in our second quarter of fiscal 2016, we classified our results of operations for all periods presented to reflect the SLS Business as a discontinued operation and classified the assets and liabilities of the SLS Business as held for sale. Refer to “NOTE 2. DISCONTINUED OPERATIONS” for more information. During the three and six months ended April 1, 2017, we recognized $0.1 million and $0.7 million, respectively, in transaction related costs associated with the divestiture of the SLS Business within the “Loss from discontinued operations, net of tax” line in the Condensed Consolidated Statements of Operations. During the three and six months ended April 2, 2016, we recognized $9.0 million for the resolution of a prior SLS Business litigation matter, as well as $1.6 million and $4.6 million, respectively, in transaction related costs associated with the divestiture of the SLS Business within the “Loss from discontinued operations, net of tax” line in the Condensed Consolidated Statements of Operations.

Other Income, net
Other income is comprised of activities outside our normal business operations, such as royalty income from the licensing of certain of our brand names, income earned from loans receivable, foreign exchange gains/losses and gains/losses from the disposition of non-inventory assets. Other income, net, was $0.6 million and $6.0 million for the three and six months ended April 1, 2017, respectively, compared to $1.3 million and $1.5 million for the three and six months ended April 2, 2016, respectively. The decrease in other income for the three months ended April 1, 2017 was due to losses on long-lived asset disposals, partially offset by an increase in income on loans receivable and royalty income earned from the TruGreen Joint Venture related to its use of our brand names. The increase in other income for the six months ended April 1, 2017 was due to an increase in income on loans receivable and royalty income earned from the TruGreen Joint Venture related to its use of our brand names, partially offset by losses on long-lived asset disposals.
Income from Operations
Income from operations was $301.9 million for the three months ended April 1, 2017 compared to $369.2 million for the three months ended April 2, 2016, a decrease of $67.3 million, or 18.2%. The decrease was driven by impairment, restructuring and other charges during the three months ended April 1, 2017 as compared to recoveries during the three months ended April 2, 2016, and a decrease in net sales, partially offset by lower SG&A.
Income from operations was $231.0 million for the six months ended April 1, 2017 compared to $271.5 million for the six months ended April 2, 2016, a decrease of $40.5 million, or 14.9%. The decrease was driven by impairment, restructuring and other charges during the six months ended April 1, 2017 as compared to recoveries during the six months ended April 2, 2016, and higher SG&A, partially offset by an increase in net sales, gross profit rate and other income.
Equity in Loss of Unconsolidated Affiliates
We hold a minority equity interest of 30% in the TruGreen Joint Venture. This interest is accounted for using the equity method of accounting, with our proportionate share of TruGreen Joint Venture earnings reflected in the Condensed Consolidated Statements of Operations. Equity in loss of unconsolidated affiliates was $24.1 million and $37.3 million for the three and six months ended April 1, 2017, respectively. Included within loss of unconsolidated affiliates for the three and six months ended April 1, 2017 are charges of $2.1 million and $11.7 million, respectively, which represent our share of restructuring and other charges incurred by the TruGreen Joint Venture. These charges included zero and $7.9 million for nonrecurring integration and separation costs and $2.1 million and $3.8 million for a non-cash purchase accounting fair value write down adjustment related to deferred revenue and advertising for the three and six months ended April 1, 2017, respectively.
Costs Related to Refinancing
Costs related to refinancing were $8.8 million for the six months ended April 2, 2016. The costs incurred were associated with the redemption of our 6.625% Senior Notes on December 15, 2015, and are comprised of $6.6 million of call premium and $2.2 million of unamortized bond discount and issuance costs that were written off.
Interest Expense
Interest expense was $21.5 million for the three months ended April 1, 2017 compared to $19.1 million for the three months ended April 2, 2016. The increase of $2.4 million was driven by an increase in our weighted average interest rate of 23 basis points primarily due to the issuance of our 5.250% Senior Notes on December 15, 2016, as well as an increase in average borrowings of $129.0 million, which is net of a decrease of $1.5 million due to the impact of foreign exchange rates. The increase in average borrowings was driven by recent acquisition and investment activity, primarily related to Botanicare, Gavita, a Canadian growing media operation and an increase in repurchases of our Common Shares.
Interest expense was $37.1 million for the six months ended April 1, 2017 compared to $35.4 million for the six months ended April 2, 2016. The increase of $1.7 million was driven by an increase in average borrowings of $160.4 million, which is net of a decrease of $6.3 million due to the impact of foreign exchange rates, partially offset by a decrease in our weighted average interest rate of 23 basis points primarily due to the redemption of our 6.625% Senior Notes on December 15, 2015. The increase in average borrowings was driven by recent acquisition and investment activity, primarily related to Botanicare, Gavita, a Canadian growing media operation and an increase in repurchases of our Common Shares.

Income Tax Expense
The effective tax rate related to continuing operations for the six months ended April 1, 2017 and April 2, 2016 was 35.5%. The effective tax rate used for interim purposes was based on our best estimate of factors impacting the effective tax rate for the full fiscal year. Factors affecting the estimated effective tax rate include assumptions as to income by jurisdiction (domestic and foreign), the availability and utilization of tax credits and the existence of elements of income and expense that may not be taxable or deductible. The estimated effective tax rate is subject to revision in later interim periods and at fiscal year end as facts and circumstances change during the course of the fiscal year. There can be no assurances that the effective tax rate estimated for interim financial reporting purposes will approximate the effective tax rate determined at fiscal year end.
Income from Continuing Operations
Income from continuing operations was $165.3 million, or $2.73 per diluted share, for the three months ended April 1, 2017 compared to $225.8 million, or $3.64 per diluted share, for the three months ended April 2, 2016. The decrease was driven by impairment, restructuring and other charges during the three months ended April 1, 2017 as compared to recoveries during the three months ended April 2, 2016, a decrease in net sales and an increase in equity in loss of unconsolidated affiliates and interest expense, partially offset by lower SG&A. Diluted average common shares used in the diluted income per common share calculation were 60.6 million for the three months ended April 1, 2017 compared to 62.2 million for the three months ended April 2, 2016. The decrease was primarily the result of Common Share repurchase activity, partially offset by the exercise and issuance of share-based compensation awards.
Income from continuing operations was $101.0 million, or $1.65 per diluted share, for the six months ended April 1, 2017 compared to $146.6 million, or $2.35 per diluted share, for the six months ended April 2, 2016. The decrease was driven by impairment, restructuring and other charges during the six months ended April 1, 2017 as compared to recoveries during the six months ended April 2, 2016, higher SG&A and an increase in equity in loss of unconsolidated affiliates and interest expense, partially offset by an increase in net sales, gross profit rate and other income as well as a decrease in costs related to refinancing. Diluted average common shares used in the diluted income per common share calculation were 60.9 million for the six months ended April 1, 2017 compared to 62.4 million for the six months ended April 2, 2016. The decrease was primarily the result of Common Share repurchase activity, partially offset by the exercise and issuance of share-based compensation awards.
Loss from Discontinued Operations, net of tax
Loss from discontinued operations, net of tax, was $0.1 million and $0.7 million for the three and six months ended April 1, 2017, respectively, as compared to $16.0 million and $17.5 million for the three and six months ended April 2, 2016, respectively.
During the three and six months ended April 1, 2017, we recognized $0.1 million and $0.7 million, respectively, in transaction related costs associated with the divestiture of the SLS Business. During the three and six months ended April 2, 2016, we recognized $9.0 million for the resolution of a prior SLS Business litigation matter, as well as $1.6 million and $4.6 million, respectively, in transaction related costs associated with the divestiture of the SLS Business.

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
Segment performance is evaluated based on several factors, including income (loss) from continuing operations before income taxes, amortization, impairment, restructuring and other charges (“Segment Profit (Loss)”), which is a non-GAAP financial measure. Senior management uses this measure of profit (loss) to evaluate segment performance because the Company believes this measure is indicative of performance trends and the overall earnings potential of each segment.
The following table sets forth net sales by segment:

	THREE MONTHS ENDED		SIX MONTHS ENDED
	APRIL 1, 2017	APRIL 2, 2016	APRIL 1, 2017	APRIL 2, 2016
	(In millions)
U.S. Consumer	$962.5	$1,039.7	$1,088.0	$1,152.9
Europe Consumer	105.3	115.0	129.7	140.7
Other	135.7	90.5	232.6	146.1
Consolidated	$1,203.5	$1,245.2	$1,450.3	$1,439.7
The following table sets forth Segment Profit as well as a reconciliation to the most directly comparable GAAP measure:

	THREE MONTHS ENDED		SIX MONTHS ENDED
	APRIL 1, 2017	APRIL 2, 2016	APRIL 1, 2017	APRIL 2, 2016
	(In millions)
U.S. Consumer	$313.8	$336.0	$275.8	$281.8
Europe Consumer	18.3	21.6	9.9	12.4
Other	15.1	4.6	20.7	5.1
Total Segment Profit (Non-GAAP)	347.2	362.2	306.4	299.3
Corporate	(35.9)	(35.7)	(58.8)	(60.1)
Intangible asset amortization	(6.1)	(4.3)	(11.9)	(8.2)
Impairment, restructuring and other	(3.3)	47.0	(4.7)	40.5
Equity in loss of unconsolidated affiliates (a)	(24.1)	—	(37.3)	—
Costs related to refinancing	—	—	—	(8.8)
Interest expense	(21.5)	(19.1)	(37.1)	(35.4)
Income from continuing operations before income taxes (GAAP)	$256.3	$350.1	$156.6	$227.3

(a)
Included within loss of unconsolidated affiliates for the three and six months ended April 1, 2017 are charges of $2.1 million and $11.7 million, respectively, which represent our share of restructuring and other charges incurred by the TruGreen Joint Venture.

U.S. Consumer
U.S. Consumer segment net sales were $962.5 million in the second quarter of fiscal 2017, a decrease of 7.4% from the second quarter of fiscal 2016 net sales of $1,039.7 million; and were $1,088.0 million in the first six months of fiscal 2017, a decrease of 5.6% from the first six months of fiscal 2016 net sales of $1,152.9 million. For the second quarter of fiscal 2017, the decrease was driven by the unfavorable impact of volume of 7.8%, partially offset by the favorable impact of pricing of 0.3%. Decreased sales volume for the second quarter of fiscal 2017 was driven by decreased sales of fertilizer, growing media, grass seed and controls products as well as decreased net sales associated with our Marketing Agreement for consumer Roundup®, partially offset by increased sales of Roundup® For Lawns products. For the six months ended April 1, 2017, the decrease was driven by the unfavorable impact of volume of 6.2%, partially offset by the favorable impacts of pricing and acquisitions of 0.4% and 0.1%, respectively. Decreased sales volume for the six months ended April 1, 2017 was driven by decreased sales of fertilizer, growing media, grass seed and controls products as well as decreased net sales associated with our Marketing Agreement for consumer Roundup®, partially offset by increased sales of Roundup® For Lawns products.
U.S. Consumer Segment Profit decreased by $22.2 million, or 6.6%, in the second quarter of fiscal 2017, and decreased $6.0 million, or 2.1%, in the first six months of fiscal 2017, as compared to the same periods in fiscal 2016. The decrease for the three and six months ended April 1, 2017 was primarily due to decreased net sales, partially offset by an increase in gross profit rate of 60 and 80 basis points, respectively, and lower SG&A.
Europe Consumer
Europe Consumer segment net sales were $105.3 million in the second quarter of fiscal 2017, a decrease of 8.4% from the second quarter of fiscal 2016 net sales of $115.0 million; and were $129.7 million in the first six months of fiscal 2017, a decrease of 7.8% from the first six months of fiscal 2016 net sales of $140.7 million. For the second quarter of fiscal 2017, the decrease was driven by the prior year exit from the U.K. Solus business of $0.6 million, or 0.5%, and the unfavorable impacts of changes in foreign exchange rates, decreased pricing and volume of 6.0%, 1.1% and 0.9%, respectively. For the six months ended April 1, 2017, the decrease was driven by the prior year exit from the U.K. Solus business of $1.6 million, or 1.1%, and the unfavorable impacts of changes in foreign exchange rates and decreased pricing of 6.3% and 1.8%, respectively, partially offset by the favorable impact of volume of 1.3%.
Europe Consumer Segment Profit decreased $3.3 million, to $18.3 million, in the second quarter of fiscal 2017, and decreased $2.5 million, to $9.9 million, in the first six months of fiscal 2017, as compared to the same periods in fiscal 2016. The decrease for the three and six months ended April 1, 2017 was primarily due to decreased net sales and gross profit, partially offset by lower SG&A resulting from decreased variable incentive compensation expense and the favorable impacts of changes in foreign exchange rates.
Other
Other segment net sales were $135.7 million in the second quarter of fiscal 2017, an increase of 49.9% from the second quarter of fiscal 2016 net sales of $90.5 million; and were $232.6 million in the first six months of fiscal 2017, an increase of 59.2% from the first six months of fiscal 2016 net sales of $146.1 million. For the second quarter of fiscal 2017, the increase was driven by the favorable impacts of acquisitions and volume of 42.9% and 7.2%, respectively, partially offset by the unfavorable impact of changes in foreign exchange rates of 0.2%. For the six months ended April 1, 2017, the increase was driven by the favorable impacts of acquisitions and volume of 54.2% and 5.2%, respectively, partially offset by the unfavorable impact of changes in foreign exchange rates of 0.2%.
Other Segment Profit increased to $15.1 million in the second quarter of fiscal 2017 as compared to $4.6 million in the second quarter of fiscal 2016; and increased to $20.7 million in the first six months of fiscal 2017 as compared to $5.1 million in the first six months of fiscal 2016. The increase for the three and six months ended April 1, 2017 was primarily driven by increased net sales and gross profit rate, partially offset by higher SG&A from acquired businesses and costs related to transaction activity.
Corporate
Corporate expenses were $35.9 million and $58.8 million for the three and six months ended April 1, 2017 as compared to $35.7 million and $60.1 million for the three and six months ended April 2, 2016, respectively. The decrease for the six months ended April 1, 2017 was primarily due to lower variable incentive compensation expense and an increase in income on loans receivable and royalty income earned from the TruGreen Joint Venture related to its use of our brand names.

LIQUIDITY AND CAPITAL RESOURCES
Operating Activities
Cash used in operating activities totaled $497.8 million for the six months ended April 1, 2017 as compared to $627.8 million for the six months ended April 2, 2016. Cash used in operating activities related to the SLS Business was $9.3 million for the six months ended April 1, 2017 primarily due to the payment of a previously accrued SLS Business litigation matter. Cash provided by operating activities related to the SLS Business was $12.2 million for the six months ended April 2, 2016.
Cash used in operating activities decreased $130.0 million for the first six months of fiscal 2017 as compared to the first six months of fiscal 2016, primarily driven by a decrease in cash used for working capital. The decrease in cash used for working capital was due to less growth in inventory driven by Company-wide efforts to improve inventory management and reduce inventory levels, as well as lower growth in accounts receivable due to sales volumes and increased accounts payable as a result of timing of payments to vendors.
Investing Activities
Cash used in investing activities totaled $106.1 million and $98.2 million for the six months ended April 1, 2017 and April 2, 2016, respectively. Cash used in investing activities related to the SLS Business was zero and $0.1 million for the six months ended April 1, 2017 and April 2, 2016, respectively.
Cash used for investments in property, plant and equipment during the first six months of fiscal 2017 and fiscal 2016 was $32.8 million and $24.4 million, respectively. During the six months ended April 1, 2017, we also completed the acquisition of Botanicare and two other small acquisitions which included cash payments of $77.9 million. During the six months ended April 2, 2016, we made an investment in Bonnie in the amount of $72.0 million and an unconsolidated affiliate of $2.0 million.
Financing Activities
Financing activities provided cash of $629.8 million and $713.5 million for the six months ended April 1, 2017 and April 2, 2016, respectively. The decrease in cash provided by financing activities of $83.7 million was the result of a decrease in net borrowings under our credit facilities of $63.8 million, an increase in repurchases of our Common Shares of $47.6 million, an increase in payments on seller notes of $10.9 million, an $8.1 million distribution paid by AeroGrow to its noncontrolling interest holders and a decrease in cash received from the exercise of stock options of $7.5 million, partially offset by the issuance of $250.0 million aggregate principal amount of 5.250% Senior Notes during the first six months of fiscal 2017 as compared to a net issuance of $200.0 million aggregate principal amount of Senior Notes during the first six months of fiscal 2016 and a decrease in financing and issuance fees paid of $6.6 million.
Cash and Cash Equivalents
Our cash and cash equivalents were held in cash depository accounts with major financial institutions around the world or invested in high quality, short-term liquid investments having original maturities of three months or less. The cash and cash equivalents balances of $74.3 million, $57.3 million and $50.1 million as of April 1, 2017, April 2, 2016 and September 30, 2016, respectively, included $52.4 million, $46.2 million and $39.9 million, respectively, held by controlled foreign corporations. Our current plans do not demonstrate a need to, nor do we have plans to, repatriate the retained earnings from these foreign corporations as the earnings are indefinitely reinvested. However, in the future, if we determine it is necessary to repatriate these funds, or we sell or liquidate any of these foreign corporations, we may be required to pay associated taxes on the repatriation, sale or liquidation.
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
At April 1, 2017, we had letters of credit outstanding in the aggregate principal amount of $23.8 million, and $0.5 billion of availability under the credit agreement, subject to our continued compliance with the covenants discussed below. The weighted average interest rate on average borrowings under the credit agreement and the former credit facility was 3.7% for the six months ended April 1, 2017 and April 2, 2016.
We maintained a Master Accounts Receivable Purchase Agreement (as amended, “MARP Agreement”), which provided for the discretionary sale by us, and the discretionary purchase by the participating banks, on a revolving basis, of accounts receivable generated by sales to three specified debtors in an aggregate amount not to exceed $400.0 million. The MARP Agreement terminated effective October 14, 2016 in accordance with its terms upon our repayment of its outstanding obligations thereunder using $133.5 million borrowed under the credit agreement. There were no borrowings or receivables pledged as collateral under the MARP Agreement as of April 1, 2017. There were $166.7 million in borrowings or receivables pledged as collateral under the MARP Agreement as of April 2, 2016. The carrying value of the receivables pledged as collateral was $208.4 million as of April 2, 2016.
On April 7, 2017, we entered into a Master Repurchase Agreement (including the annexes thereto, the “Repurchase Agreement”) and a Master Framework Agreement (the “Framework Agreement” and, together with the Repurchase Agreement, the “Receivables Facility”). Under the Receivables Facility, we may sell a portfolio of available and eligible outstanding customer accounts receivable to the purchasers and simultaneously agrees to repurchase the receivables on a weekly basis. The eligible accounts receivable consist of up to $250.0 million in accounts receivable generated by sales to three specified customers. The Receivables Facility is committed up to $100.0 million during the commitment period beginning on April 7, 2017 and ending on June 16, 2017. The Receivables Facility is considered a secured financing with the customer accounts receivable, related contract rights and proceeds thereof (and the collection accounts into which the same are deposited) constituting the collateral therefor. The repurchase price for customer accounts receivable bears interest at LIBOR (with a zero floor) plus 0.90%. The Receivables Facility expires on August 25, 2017.
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
We were in compliance with all debt covenants as of April 1, 2017. Our credit agreement contains, among other obligations, an affirmative covenant regarding our leverage ratio on the last day of each quarter, calculated as our net indebtedness divided by adjusted earnings before interest, taxes, depreciation and amortization. The maximum leverage ratio was 4.50 as of April 1, 2017. Our leverage ratio was 3.20 at April 1, 2017. Our credit agreement also includes an affirmative covenant regarding our interest coverage. The minimum interest coverage ratio was 3.00 for the twelve months ended April 1, 2017. Our interest coverage ratio was 7.81 for the twelve months ended April 1, 2017. The credit agreement allows us to make unlimited restricted payments (as defined in the credit agreement), including increased or one-time dividend payments and Common Share repurchases, as long as the leverage ratio resulting from the making of such restricted payments is 4.00 or less. Otherwise we may only make restricted payments in an aggregate amount for each fiscal year not to exceed the amount set forth in the credit agreement for such fiscal year ($175.0 million for fiscal 2017 and $200.0 million for fiscal 2018 and each fiscal year thereafter).
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
Judicial and Administrative Proceedings
We are party to various pending judicial and administrative proceedings arising in the ordinary course of business, including, among others, proceedings based on accidents or product liability claims and alleged violations of environmental laws. We have reviewed these pending judicial and administrative proceedings, including the probable outcomes, reasonably anticipated costs and expenses, and the availability and limits of our insurance coverage, and have established what we believe to be appropriate reserves. We believe the assessment of contingencies is reasonable and related reserves, in the aggregate, are adequate; however, there can be no assurance that future quarterly or annual operating results will not be materially affected by these proceedings, whether as a result of adverse outcomes or as a result of significant defense costs.
Contractual Obligations
Other than the changes to our borrowing agreements and acquisition activity during the first six months of fiscal 2017, there have been no material changes outside of the ordinary course of business in our outstanding contractual obligations since the end of fiscal 2016 and through April 1, 2017. As part of the fiscal 2017 acquisitions, we acquired operating leases with total future minimum leases payments for non-cancelable operating leases of $3.6 million.
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
In addition, there were no changes in the Registrant’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during the Registrant’s fiscal quarter ended April 1, 2017 that have materially affected, or are reasonably likely to materially affect, the Registrant’s internal control over financial reporting.

PART II—OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS
From time to time, the Company is involved in lawsuits and claims which arise in the normal course of our business. Below is an update to a legal proceeding that has been previously disclosed in our Annual Report on Form 10-K for the year ended September 30, 2016.
In connection with the sale of wild bird food products that were the subject of a voluntary recall in 2008, the Company, along with its Chief Executive Officer, have been named as defendants in four actions filed on and after June 27, 2012, which have been consolidated and, on March 31, 2017, certified as a class action in the United States District Court for the Southern District of California as In re Morning Song Bird Food Litigation, Lead Case No. 3:12-cv-01592-JAH-RBB. The plaintiffs allege various statutory and common law claims associated with the Company’s sale of wild bird food products and a plea agreement entered into in previously pending government proceedings associated with such sales. The plaintiffs allege, among other things, a class action on behalf of all persons and entities in the United States who purchased certain bird food products. The plaintiffs assert: (i) hundreds of millions of dollars in monetary damages (actual, compensatory, consequential, and restitution); (ii) punitive and treble damages; (iii) injunctive and declaratory relief; (iv) pre-judgment and post-judgment interest; and (v) costs and attorneys’ fees. The Company and its Chief Executive Officer dispute the plaintiffs’ assertions and intend to vigorously defend the consolidated action. At this point in the proceedings, it is not currently possible to reasonably estimate a probable loss, if any, associated with the action and, accordingly, no reserves have been recorded in the consolidated financial statements with respect to the action. There can be no assurance that this action, whether as a result of an adverse outcome or as a result of significant defense costs, will not have a material adverse effect on the Company’s financial condition, results of operations or cash flows.
ITEM 1A. RISK FACTORS
Reference is made to the Risk Factors set forth in Part I, Item 1A of our Annual Report on Form 10-K for the year ended September  30, 2016 filed on November 28, 2016. The information presented below updates the applicable risk factor appearing in our 2016 Annual Report.

Certain of our products may be purchased for use in new and emerging industries or segments and/or be subject to varying, inconsistent, and rapidly changing laws, regulations, administrative practices, enforcement approaches, judicial interpretations, and consumer perceptions.

We sell products, including hydroponic gardening products, that end users may purchase for use in new and emerging industries or segments, including the growing of cannabis, that may not grow or achieve market acceptance in a manner that we can predict. The demand for these products is dependent on the growth of these industries or segments, which is uncertain.

In addition, we sell products that end users may purchase for use in industries or segments, including the growing of cannabis, that are subject to varying, inconsistent, and rapidly changing laws, regulations, administrative practices, enforcement approaches, judicial interpretations, and consumer perceptions.  For example, certain countries and 28 U.S. states have adopted frameworks that authorize, regulate, and tax the cultivation, processing, sale, and use of cannabis for medicinal and/or non-medicinal use, although the U.S. Controlled Substances Act and the laws of multiple other U.S. states prohibit growing cannabis.

Our gardening products, including our hydroponic gardening products, are multi-purpose products designed and intended for growing a wide range of plants and are generally purchased from retailers by end users who may grow any variety of plants, including cannabis.  Although the demand for our products may be negatively impacted depending on how laws, regulations, administrative practices, enforcement approaches, judicial interpretations, and consumer perceptions develop, we cannot reasonably predict the nature of such developments or the effect, if any, that such developments could have on our business.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The payment of future dividends, if any, on the Common Shares will be determined by the Board of Directors in light of conditions then existing, including the Company’s earnings, financial condition and capital requirements, restrictions in financing agreements, business conditions and other factors. The terms of the credit agreement allow the Company to make unlimited restricted payments (as defined in the credit agreement), including increased or one-time dividend payments and Common Share repurchases, so long as the leverage ratio resulting from the making of such restricted payments is 4.00 or less. Otherwise the Company may only make restricted payments in an aggregate amount for each fiscal year not to exceed the amount set forth in the credit agreement for such fiscal year ($175.0 million for fiscal 2017 and $200.0 million for fiscal 2018 and each fiscal year thereafter). Our leverage ratio was 3.20 at April 1, 2017.

(a) Issuer Purchases of Equity Securities

The following table shows the purchases of Common Shares made by or on behalf of Scotts Miracle-Gro or any “affiliated purchaser” (as defined in Rule 10b-18(a)(3) under the Securities Exchange Act of 1934, as amended) of Scotts Miracle-Gro for each of the three fiscal months in the quarter ended April 1, 2017:

Period	Total Number of Common Shares Purchased(1)	Average Price Paid per Common Share(2)	Total Number of Common Shares Purchased as Part of Publicly Announced Plans or Programs(3)	Approximate Dollar Value of Common Shares That May Yet be Purchased Under the Plans or Programs(3)
January 1 through January 28	128,502	$94.25	127,359	$798,972,942
January 29 through February 25	164,693	$92.32	164,689	$783,768,723
February 26 through April 1	222,606	$91.83	217,841	$763,762,368
Total	515,801	$92.59	509,889

(1)
All of the Common Shares purchased during the quarter were purchased in open market transactions. The total number of Common Shares purchased during the quarter includes 5,912 Common Shares purchased by the trustee of the rabbi trust established by the Company as permitted pursuant to the terms of The Scotts Company LLC Executive Retirement Plan (the “ERP”). The ERP is an unfunded, non-qualified deferred compensation plan which, among other things, provides eligible employees the opportunity to defer compensation above specified statutory limits applicable to The Scotts Company LLC Retirement Savings Plan and with respect to any Executive Management Incentive Pay (as defined in the ERP), Performance Award (as defined in the ERP) or other bonus awarded to such eligible employees. Pursuant to the terms of the ERP, each eligible employee has the right to elect an investment fund, including a fund consisting of Common Shares (the “Scotts Miracle-Gro Common Stock Fund”), against which amounts allocated to such employee’s account under the ERP, including employer contributions, will be benchmarked (all ERP accounts are bookkeeping accounts only and do not represent a claim against specific assets of the Company). Amounts allocated to employee accounts under the ERP represent deferred compensation obligations of the Company. The Company established the rabbi trust in order to assist the Company in discharging such deferred compensation obligations. When an eligible employee elects to benchmark some or all of the amounts allocated to such employee’s account against the Scotts Miracle-Gro Common Stock Fund, the trustee of the rabbi trust purchases the number of Common Shares equivalent to the amount so benchmarked. All Common Shares purchased by the trustee are purchased on the open market and are held in the rabbi trust until such time as they are distributed pursuant to the terms of the ERP. All assets of the rabbi trust, including any Common Shares purchased by the trustee, remain, at all times, assets of the Company, subject to the claims of its creditors. The terms of the ERP do not provide for a specified limit on the number of Common Shares that may be purchased by the trustee of the rabbi trust.

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

ITEM 5. OTHER INFORMATION

The Compensation and Organization Committee (the "Committee") of the Board of Directors of The Scotts Miracle-Gro Company (the "Company") approved the adoption of an Amended and Restated Executive Severance Plan (the "Plan") on April 25, 2017, with the intent to enter into a participation agreement (the "Participation Agreement") during the third fiscal quarter, a form of which was approved by the Committee, with each of the following executive officers: Michael C. Lukemire, President; Thomas Randal Coleman, Executive Vice President and Chief Financial Officer; Ivan C. Smith, Executive Vice President, General Counsel, Chief Compliance Officer and Corporate Secretary; and Denise S. Stump, Executive Vice President, Global Human Resources and Chief Ethics Officer (collectively, the "Executives").

Upon execution of the Participation Agreement by an Executive, the terms of the Plan will replace the severance benefits available to the Executive pursuant to a severance plan approved by the Committee in May 2011 (the “Prior Severance Plan”). Similar to the Prior Severance Plan, under the terms of the Plan, each Executive will be eligible to receive severance benefits in the event his or her employment is terminated without "Cause" or by the Executive for “Good Reason,” provided certain conditions are satisfied.

The term "Cause" is defined as: (a) the willful and material breach of the terms of any agreement between the Executive and the Company; (b) the willful misconduct that has materially injured the business of the Company or an affiliate; (c) a willful material act of fraud or material breach of the Executive’s duty of loyalty to the Company or affiliates; (d) the willful and continuous failure to attempt in good faith to perform the Executive’s duties, subject to certain conditions; or (e) conviction of, or entering into a plea of nolo contendere to, a felony.

The term “Good Reason” is defined as a material diminution in the Executive’s: (a) total direct compensation other than as a result of (i) an across-the-board reduction for executives at the Executive’s level or (ii) a reduction in total direct compensation at target as a result of the Executive being in a performance improvement or disciplinary plan; or (b) a material diminution in authority, duties or responsibilities other than in circumstances specified therein.

In order to receive benefits under the Plan, each Executive must execute a Participation Agreement, and, upon termination, must execute a release agreement in favor of the Company.

The Participation Agreement provides for the following severance benefits in the event an Executive’s employment is terminated without Cause or the Executive resigns for Good Reason:

•	a continuation of base salary, in accordance with the Company’s normal payroll practices, for a period of twenty-four months (the "Severance Period") (18 months under the Prior Severance Plan);

•
a bonus multiple of two times the target bonus opportunity for the plan year in which the termination occurs, to be paid in two equal installments on the first and second anniversary of the termination effective date (previously a pro-rated bonus payout under the Prior Severance Plan); and

•	a monthly payment equal to the excess of the then COBRA premium charged by the Company to terminated employees over the premium charged to active employees, for a period of up to twenty four months.

All other benefits to which the Executive has a vested right as of the effective date of termination will be paid or provided according to the provisions of the plans or programs governing such benefits.

In addition to the foregoing, in the event termination occurs within two years following a "Change in Control" (as defined in the Plan), the Executive will receive immediate payment of all amounts owed.

The foregoing descriptions of the terms of the Plan and the Participation Agreement are qualified in their entirety by reference to the full text of the Plan, a copy of which is included as Exhibit 10.9 to this Quarterly Report on Form 10-Q, and the form of Participation Agreement, a copy of which is included as Exhibit 10.10 to this Quarterly Report on Form 10-Q and is incorporated herein by reference.

ITEM 6. EXHIBITS
See Index to Exhibits at page 67 for a list of the exhibits included herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

THE SCOTTS MIRACLE-GRO COMPANY

Date: May 10, 2017	/s/ THOMAS RANDAL COLEMAN
Printed Name: Thomas Randal Coleman
Title: Executive Vice President and Chief Financial Officer

THE SCOTTS MIRACLE-GRO COMPANY
QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED APRIL 1, 2017

INDEX TO EXHIBITS

EXHIBIT NO.	DESCRIPTION	LOCATION

10.1	The Scotts Miracle-Gro Company Long-Term Incentive Plan (Effective as of January 27, 2017)	Incorporated herein by reference to the Registrant’s Current Report on Form 8-K filed January 30, 2017 [Exhibit 10.1]

10.2	Form of Project Focus Performance Unit Award Agreement under The Scotts Miracle-Gro Company Long-Term Incentive Plan (Effective as of January 30, 2017)	Incorporated herein by reference to the Registrant’s Current Report on Form 8-K filed January 30, 2017 [Exhibit 10.2]

10.3	Form of Standard Performance Unit Award Agreement under The Scotts Miracle-Gro Company Long-Term Incentive Plan (Effective as of January 30, 2017)	Incorporated herein by reference to the Registrant’s Current Report on Form 8-K filed January 30, 2017 [Exhibit 10.3]

10.4	Form of Standard Restricted Stock Unit Award Agreement under The Scotts Miracle-Gro Company Long-Term Incentive Plan (Effective as of January 30, 2017)	Incorporated herein by reference to the Registrant’s Current Report on Form 8-K filed January 30, 2017 [Exhibit 10.4]

10.5	Form of Standard Non-Qualified Stock Option Award Agreement under The Scotts Miracle-Gro Company Long-Term Incentive Plan (Effective as of January 30, 2017)	Incorporated herein by reference to the Registrant’s Current Report on Form 8-K filed January 30, 2017 [Exhibit 10.5]

10.6	Consulting Agreement, dated January 31, 2017, between The Scotts Company LLC and Hanft Projects LLC	*

10.7
Master Repurchase Agreement, and Annex I thereto, with Cooperatieve Rabobank, U.A. (New York Branch), as agent and purchaser, and Sumitomo Mitsui Banking Corporation (New York Branch), as purchaser, dated as of April 7, 2017
Incorporated herein by reference to the Registrant’s Current Report on Form 8-K filed April 13, 2017 [Exhibit 10.1]

10.8
Master Framework Agreement with Cooperatieve Rabobank, U.A. (New York Branch), as agent and purchaser, and Sumitomo Mitsui Banking Corporation (New York Branch), as purchaser, dated as of April 7, 2017
Incorporated herein by reference to the Registrant’s Current Report on Form 8-K filed April 13, 2017 [Exhibit 10.2]

10.9	The Scotts Company LLC Executive Severance Plan, adopted on April 25, 2017	*

10.10	Form of Tier 1 Participation Agreement under The Scotts Company LLC Executive Severance Plan	*

21	Subsidiaries of The Scotts Miracle-Gro Company	*

31.1	Rule 13a-14(a)/15d-14(a) Certifications (Principal Executive Officer)	*

31.2	Rule 13a-14(a)/15d-14(a) Certifications (Principal Financial Officer)	*

32	Section 1350 Certifications (Principal Executive Officer and Principal Financial Officer)	*

101.INS	XBRL Instance Document	*

101.SCH	XBRL Taxonomy Extension Schema	*

101.CAL	XBRL Taxonomy Extension Calculation Linkbase	*

101.DEF	XBRL Taxonomy Extension Definition Linkbase	*

101.LAB	XBRL Taxonomy Extension Label Linkbase	*

101.PRE	XBRL Taxonomy Extension Presentation Linkbase	*

*	Filed or furnished herewith