Form 10-Q
period 2017-07-01
SCOTTS MIRACLE-GRO CO
filed 2017-08-10
CIK 825542

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_________________________________________
FORM 10-Q
_________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended July 1, 2017
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐     No  ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding at August 4, 2017
Common Shares, $0.01 stated value, no par value	58,411,264 Common Shares

PART I—FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

THE SCOTTS MIRACLE-GRO COMPANY
Condensed Consolidated Statements of Operations
(In millions, except per common share data)
(Unaudited)

	THREE MONTHS ENDED		NINE MONTHS ENDED
	JULY 1, 2017	JULY 2, 2016	JULY 1, 2017	JULY 2, 2016
Net sales	$1,078.0	$994.1	$2,528.2	$2,433.8
Cost of sales	662.8	636.3	1,566.5	1,532.6
Cost of sales—impairment, restructuring and other	—	0.4	—	5.5
Gross profit	415.2	357.4	961.7	895.7
Operating expenses:
Selling, general and administrative	172.0	151.9	488.8	466.1
Impairment, restructuring and other	4.1	(5.8)	8.8	(51.7)
Other income, net	(6.5)	(5.6)	(12.5)	(7.1)
Income from operations	245.6	216.9	476.6	488.4
Equity in (income) loss of unconsolidated affiliates	(7.2)	3.5	30.1	3.5
Costs related to refinancing	—	—	—	8.8
Interest expense	21.8	16.9	58.9	52.3
Income from continuing operations before income taxes	231.0	196.5	387.6	423.8
Income tax expense from continuing operations	79.1	69.5	134.7	150.3
Income from continuing operations	151.9	127.0	252.9	273.5
Income (loss) from discontinued operations, net of tax	—	85.7	(0.6)	68.2
Net income	$151.9	$212.7	$252.3	$341.7
Net (income) loss attributable to noncontrolling interest	—	0.4	(0.5)	0.2
Net income attributable to controlling interest	$151.9	$213.1	$251.8	$341.9

Basic income per common share:
Income from continuing operations	$2.57	$2.09	$4.23	$4.46
Income (loss) from discontinued operations	—	1.40	(0.01)	1.11
Basic income per common share	$2.57	$3.49	$4.22	$5.57
Weighted-average common shares outstanding during the period	59.2	61.1	59.7	61.3

Diluted income per common share:
Income from continuing operations	$2.53	$2.06	$4.17	$4.40
Income (loss) from discontinued operations	—	1.38	(0.01)	1.10
Diluted income per common share	$2.53	$3.44	$4.16	$5.50
Weighted-average common shares outstanding during the period plus dilutive potential common shares	60.0	61.9	60.6	62.2

Dividends declared per common share	$0.500	$0.470	$1.500	$1.410
See Notes to Condensed Consolidated Financial Statements.

THE SCOTTS MIRACLE-GRO COMPANY
Condensed Consolidated Statements of Comprehensive Income (Loss)
(In millions)
(Unaudited)

	THREE MONTHS ENDED		NINE MONTHS ENDED
	JULY 1, 2017	JULY 2, 2016	JULY 1, 2017	JULY 2, 2016
Net income	$151.9	$212.7	$252.3	$341.7
Other comprehensive income (loss):
Net foreign currency translation adjustment	5.8	(12.3)	3.6	(14.8)
Net unrealized gain (loss) on derivative instruments, net of tax of $0.7, $0.7, $1.1 and $1.7, respectively	(1.2)	(1.2)	1.8	(2.8)
Reclassification of net unrealized losses on derivatives to net income, net of tax of $0.2, $1.1, $1.2 and $3.3, respectively	0.4	1.7	1.9	5.3
Reclassification of net pension and post-retirement benefit loss to net income, net of tax of $0.3, $0.6, $0.9 and $1.0, respectively	0.5	0.9	1.4	1.6
Total other comprehensive income (loss)	5.5	(10.9)	8.7	(10.7)
Comprehensive income	$157.4	$201.8	$261.0	$331.0
Comprehensive (income) loss attributable to noncontrolling interest	(0.1)	0.4	(0.6)	0.2
Comprehensive income attributable to controlling interest	$157.3	$202.2	$260.4	$331.2
See Notes to Condensed Consolidated Financial Statements.

THE SCOTTS MIRACLE-GRO COMPANY
Condensed Consolidated Statements of Cash Flows
(In millions) (Unaudited)

	NINE MONTHS ENDED
	JULY 1, 2017	JULY 2, 2016
OPERATING ACTIVITIES
Net income	$252.3	$341.7
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Impairment, restructuring and other	—	0.2
Costs related to refinancing	—	2.2
Share-based compensation expense	20.5	13.7
Depreciation	41.4	40.2
Amortization	18.4	14.1
Gain on long-lived assets	(2.5)	(1.2)
Gain on contribution of SLS Business	—	(142.6)
Adjustment to gain on contribution of SLS Business	(0.3)	—
Equity in loss and distributions from unconsolidated affiliates	33.7	3.5
Changes in assets and liabilities, net of acquired businesses:
Accounts receivable	(368.6)	(447.8)
Inventories	(5.5)	(52.6)
Prepaid and other assets	(24.8)	(27.5)
Accounts payable	61.3	51.1
Other current liabilities	88.0	147.2
Restructuring	(15.6)	(9.6)
Other non-current items	(16.8)	44.8
Other, net	0.9	(6.3)
Net cash provided by (used in) operating activities	82.4	(28.9)

INVESTING ACTIVITIES
Proceeds from sale of long-lived assets	5.0	2.4
Investments in property, plant and equipment	(42.0)	(35.7)
Investments in loans receivable	—	(90.0)
Net (investments in) distributions from unconsolidated affiliates	(0.2)	194.1
Cash contributed to TruGreen Joint Venture	—	(24.2)
Investments in acquired businesses, net of cash acquired	(89.2)	(161.4)
Net cash used in investing activities	(126.4)	(114.8)

FINANCING ACTIVITIES
Borrowings under revolving and bank lines of credit and term loans	1,362.8	1,882.6
Repayments under revolving and bank lines of credit and term loans	(1,205.3)	(1,762.9)
Proceeds from issuance of 5.250% Senior Notes	250.0	—
Proceeds from issuance of 6.000% Senior Notes	—	400.0
Repayment of 6.625% Senior Notes	—	(200.0)
Financing and issuance fees	(4.3)	(11.2)
Dividends paid	(89.4)	(86.4)
Distribution paid by AeroGrow to noncontrolling interest	(8.1)	—
Purchase of Common Shares	(173.8)	(81.2)
Payments on seller notes	(28.7)	(2.3)
Excess tax benefits from share-based payment arrangements	4.5	4.3
Cash received from the exercise of stock options	3.3	9.9
Net cash provided by financing activities	111.0	152.8
Effect of exchange rate changes on cash	2.0	(3.3)
Net increase in cash and cash equivalents	69.0	5.8
Cash and cash equivalents at beginning of period	50.1	71.4
Cash and cash equivalents at end of period	$119.1	$77.2
See Notes to Condensed Consolidated Financial Statements.

THE SCOTTS MIRACLE-GRO COMPANY
Condensed Consolidated Balance Sheets
(In millions, except stated value per share)
(Unaudited)

	JULY 1, 2017	JULY 2, 2016	SEPTEMBER 30, 2016
ASSETS
Current assets:
Cash and cash equivalents	$119.1	$77.2	$50.1
Accounts receivable, less allowances of $7.3, $10.5 and $7.2, respectively	474.3	359.7	196.4
Accounts receivable pledged	277.8	435.1	174.7
Inventories	466.6	469.9	448.2
Prepaid and other current assets	146.5	139.2	122.3
Total current assets	1,484.3	1,481.1	991.7
Investment in unconsolidated affiliates	65.7	94.4	101.0
Property, plant and equipment, net of accumulated depreciation of $653.2, $623.5 and $633.3, respectively	460.8	449.6	470.8
Goodwill	408.7	346.0	373.2
Intangible assets, net	806.6	750.6	750.9
Other assets	121.4	131.8	115.2
Total assets	$3,347.5	$3,253.5	$2,802.8

LIABILITIES AND EQUITY
Current liabilities:
Current portion of debt	$289.1	$382.5	$185.0
Accounts payable	224.0	249.5	165.9
Other current liabilities	327.4	359.2	242.2
Total current liabilities	840.5	991.2	593.1
Long-term debt	1,419.7	1,124.1	1,125.1
Other liabilities	344.3	306.0	350.3
Total liabilities	2,604.5	2,421.3	2,068.5
Commitments and contingencies (Note 12)
Equity:
Common shares and capital in excess of $.01 stated value per share; 58.6, 60.8 and 60.3 shares issued and outstanding, respectively	405.7	401.1	401.7
Retained earnings	1,043.1	938.6	881.8
Treasury shares, at cost; 9.5, 7.3 and 7.8 shares, respectively	(610.1)	(409.3)	(451.4)
Accumulated other comprehensive loss	(108.3)	(117.5)	(116.9)
Total equity—controlling interest	730.4	812.9	715.2
Noncontrolling interest	12.6	19.3	19.1
Total equity	743.0	832.2	734.3
Total liabilities and equity	$3,347.5	$3,253.5	$2,802.8
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
Organization and Basis of Presentation
The Company’s unaudited condensed consolidated financial statements for the three and nine months ended July 1, 2017 and July 2, 2016 are presented in accordance with accounting principles generally accepted in the United States of America (“GAAP”). The condensed consolidated financial statements include the accounts of Scotts Miracle-Gro and its subsidiaries. All intercompany transactions and accounts have been eliminated in consolidation. The Company’s consolidation criteria are based on majority ownership (as evidenced by a majority voting interest in the entity) and an objective evaluation and determination of effective management control. AeroGrow International, Inc. (“AeroGrow”) and Gavita Holdings B.V., and its subsidiaries (collectively, “Gavita”), in which the Company has controlling interests, are consolidated, with the equity owned by other shareholders shown as noncontrolling interest in the Condensed Consolidated Balance Sheets, and the other shareholders’ portion of net earnings and other comprehensive income shown as net income (loss) or comprehensive (income) loss attributable to noncontrolling interest in the Condensed Consolidated Statements of Operations and Condensed Consolidated Statements of Comprehensive Income (Loss), respectively. In the opinion of management, interim results reflect all normal and recurring adjustments and are not necessarily indicative of results for a full year.
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
Interest income is recorded on an accrual basis, and is recognized in the “Other income, net” line in the Condensed Consolidated Statements of Operations. Interest income was $3.0 million and $1.7 million for the three months ended July 1, 2017 and July 2, 2016, respectively. Interest income was $7.8 million and $2.2 million for the nine months ended July 1, 2017 and July 2, 2016, respectively.
Long-Lived Assets
The Company had non-cash investing activities of $2.9 million and $1.9 million during the nine months ended July 1, 2017 and July 2, 2016, respectively, representing unpaid liabilities incurred during each period to acquire property, plant and equipment.
Statements of Cash Flows
Supplemental cash flow information was as follows for each of the periods presented:

	NINE MONTHS ENDED
	JULY 1, 2017	JULY 2, 2016
	(In millions)
Interest paid	$(53.0)	$(48.1)
Call premium on 6.625% Senior Notes	—	(6.6)
Income taxes paid	(72.0)	(52.3)
Property and equipment acquired under capital leases	(0.9)	—
During the second quarter of fiscal 2017, Scotts Miracle-Gro’s wholly-owned subsidiary, Scotts Canada Ltd., paid contingent consideration of $6.7 million related to the fiscal 2014 acquisition of Fafard & Brothers Ltd. (“Fafard”).
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
RECENT ACCOUNTING PRONOUNCEMENTS
Debt Issuance Costs
In April 2015, the Financial Accounting Standards Board (“FASB”) issued an accounting standard update that requires debt issuance costs related to a recognized debt liability to be presented in the balance sheet as a direct deduction from the corresponding debt liability rather than as an asset; however debt issuance costs relating to revolving credit facilities will remain in other assets. The Company adopted this guidance on a retrospective basis effective October 1, 2016. As a result, debt issuance costs totaling $6.2 million and $6.0 million have been presented as a component of the carrying amount of long-term debt in the Condensed Consolidated Balance Sheets as of July 2, 2016 and September 30, 2016, respectively. These amounts were previously reported within other assets.
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

Revenue Recognition from Contracts with Customers
In May 2014, the FASB issued amended accounting guidance that replaces most existing revenue recognition guidance under GAAP. This guidance requires companies to recognize revenue in a manner that depicts the transfer of promised goods or services to customers in amounts that reflect the consideration to which a company expects to be entitled in exchange for those goods or services. The standard involves a five-step process that includes identifying the contract with the customer, identifying the performance obligations in the contract, determining the transaction price, allocating the transaction price to the performance obligations in the contract and recognizing revenue when the entity satisfies the performance obligations. The new standard also will result in enhanced disclosures about the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers. Subsequently, additional guidance was issued on several areas including guidance intended to improve the operability and understandability of the implementation of principal versus agent considerations and clarifications on the identification of performance obligations and implementation of guidance related to licensing.
The Company has made progress on its evaluation of the amended guidance, including identification of revenue streams and customer contract reviews. The Company has begun the process of applying the five-step model to those contracts and revenue streams to evaluate the quantitative and qualitative impacts the new standard will have on its business and reported revenues. The provisions are effective for the Company in the first quarter of fiscal 2019 and permit adoption under either the full retrospective approach (recognize effects of the amended guidance in each prior reporting period presented) or the modified retrospective approach (recognize the cumulative effect of adoption as an adjustment to retained earnings at the date of initial application). The Company is still evaluating its method of adoption.
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
Income Taxes
In November 2015, the FASB issued an accounting standard update to simplify the presentation of deferred income taxes by requiring that deferred income tax liabilities and assets be classified as noncurrent in a classified statement of financial position. The provisions are effective for the Company’s financial statements no later than the fiscal year beginning October 1, 2017. The standard allows for either a retrospective or prospective transition method and is not expected to have a significant impact on the Company’s consolidated financial position, results of operations or cash flows. At July 1, 2017, July 2, 2016 and September 30, 2016, net current deferred tax assets classified within prepaid and other current assets were $60.5 million, $70.4 million and $62.1 million, respectively.
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
During the three and nine months ended July 1, 2017, the Company recognized $0.1 million and $0.8 million, respectively, in transaction related costs associated with the divestiture of the SLS Business. In addition, during the nine months ended July 1, 2017, the Company recorded an adjustment to the gain on the contribution of $0.3 million related to a post closing working capital adjustment. During the three and nine months ended July 2, 2016, the Company recognized zero and $9.0 million, respectively, for the resolution of a prior SLS Business litigation matter, as well as zero and $4.6 million, respectively, in transaction related costs associated with the divestiture of the SLS Business.
The following table summarizes the results of the SLS Business within discontinued operations for each of the periods presented:

	THREE MONTHS ENDED		NINE MONTHS ENDED
	JULY 1, 2017	JULY 2, 2016	JULY 1, 2017	JULY 2, 2016
	(In millions)
Net sales	$—	$9.2	$—	$101.2
Operating costs	—	10.3	—	117.4
Impairment, restructuring and other	0.1	—	0.8	13.6
Other income, net	—	—	—	(1.5)
Gain on contribution of SLS Business	—	(142.6)	—	(142.6)
Adjustment to gain on contribution of SLS Business	—	—	0.3	—
Income (loss) from discontinued operations before income taxes	(0.1)	141.5	(1.1)	114.3
Income tax expense (benefit) from discontinued operations	(0.1)	55.8	(0.5)	46.1
Income (loss) from discontinued operations, net of tax	$—	$85.7	$(0.6)	$68.2

The Condensed Consolidated Statements of Cash Flows do not present the cash flows from discontinued operations separately from cash flows from continuing operations. Cash used in operating activities related to the SLS Business was $9.3 million for the nine months ended July 1, 2017 primarily due to the payment of a previously accrued SLS Business litigation matter. Cash provided by operating activities related to the SLS Business was $38.9 million for the nine months ended July 2, 2016. Cash used in investing activities related to the SLS Business was zero and $1.4 million for the nine months ended July 1, 2017 and July 2, 2016, respectively.
NOTE 3. ACQUISITIONS AND INVESTMENTS
Fiscal 2017
On May 26, 2017, the Company’s majority-owned subsidiary Gavita completed the acquisition of Agrolux Holding B.V., and its subsidiaries (collectively, “Agrolux”), for $21.8 million. Based in the Netherlands, Agrolux is a worldwide supplier of horticultural lighting. The purchase price included contingent consideration, a non-cash investing activity, with a maximum payout and estimated fair value of $5.2 million, the payment of which will depend on the performance of the business through calendar year 2017. The preliminary valuation of the acquired assets included (i) $8.0 million of cash, prepaid and other current assets, (ii) $10.0 million of inventory and accounts receivable, (iii) $0.5 million of fixed assets, (iv) $8.6 million of accounts payable and other current liabilities, (v) $6.7 million of short term debt, (vi) $16.3 million of finite-lived identifiable intangible assets, and (vii) $2.3 million of non-deductible goodwill. Identifiable intangible assets included tradenames and customer relationships with useful lives ranging between 10 and 20 years. The estimated fair values of the identifiable intangible assets were determined using an income-based approach, which includes market participant expectations of cash flows that an asset will generate over the remaining useful life discounted to present value using an appropriate discount rate. Net sales for Agrolux included within the Other segment for the three and nine months ended July 1, 2017 were $3.5 million.
On October 3, 2016, the Company, through its wholly-owned subsidiary The Hawthorne Gardening Company, completed the acquisition of American Agritech, L.L.C., d/b/a Botanicare (“Botanicare”), an Arizona-based leading producer of plant nutrients, plant supplements and growing systems used for hydroponic gardening, for $92.6 million. The purchase price included contingent consideration, a non-cash investing activity, with a maximum payout and estimated fair value of $15.5 million, which was paid during the third quarter of fiscal 2017. The preliminary valuation of the acquired assets included (i) $1.2 million of cash, prepaid and other current assets, (ii) $8.4 million of inventory and accounts receivable, (iii) $1.4 million of fixed assets, (iv) $2.3 million of accounts payable and other current liabilities, (v) $53.0 million of finite-lived identifiable intangible assets, and (vi) $30.9 million of tax-deductible goodwill. Identifiable intangible assets included tradenames, customer relationships and non-compete arrangements with useful lives ranging between 5 and 25 years. The estimated fair values of the identifiable intangible assets were determined using an income-based approach, which includes market participant expectations of cash flows that an asset will generate over the remaining useful life discounted to present value using an appropriate discount rate. Net sales for Botanicare included within the Other segment for the three and nine months ended July 1, 2017 were $12.6 million and $33.8 million, respectively.
During the first quarter of fiscal 2017, the Company’s U.S. Consumer segment completed two acquisitions of companies whose products support the Company’s focus on the emerging areas of water positive landscapes and internet-enabled technology for an aggregate purchase price of $3.2 million. The valuation of the acquired assets for the transactions included finite-lived identifiable intangible assets and goodwill of $2.8 million. During the third quarter of fiscal 2017, the Company’s Other segment completed the acquisition of a company focused on the technology supporting hydroponic growing systems for an aggregate purchase price of $3.5 million, which included finite-lived identifiable intangible assets of $3.2 million.
During the fourth quarter of fiscal 2017, the Company’s U.S. Consumer segment made a $29.4 million investment in an unconsolidated subsidiary whose products support the professional U.S. industrial, turf and ornamental market.
Fiscal 2016
On May 26, 2016, the Company, through its wholly-owned subsidiary The Hawthorne Gardening Company, acquired majority control and a 75% economic interest in Gavita for $136.2 million. The remaining 25% interest was retained by Gavita’s former ownership group. This transaction provides the Company’s Other segment with a presence in the lighting category of indoor and urban gardening, which is a part of the Company’s long-term growth strategy. Gavita, which is based in the Netherlands, is a leading producer and marketer of indoor lighting used in the greenhouse and hydroponic markets, predominately in the United States and Europe. The purchase price included contingent consideration, a non-cash investing activity, with an estimated fair value of $2.5 million, the payment of which will depend on the performance of the business through calendar year 2019. The valuation of the acquired assets included (i) $6.4 million of cash, prepaid and other current assets, (ii) $37.9 million of inventory and accounts receivable, (iii) $1.3 million of fixed assets, (iv) $18.7 million of accounts payable and other current liabilities, (v) $5.5 million of short term debt, (vi) $102.6 million of finite-lived identifiable intangible assets, (vii) $83.3 million of non-deductible goodwill, and (viii) $25.7 million of deferred tax liabilities. Identifiable intangible assets included tradenames, customer relationships and non-compete arrangements with useful lives ranging between 5 and 25 years. The estimated fair values of the identifiable intangible assets were determined using an income-based approach, which includes market participant expectations of cash flows that an asset will generate over the remaining useful life discounted to present value using an appropriate discount rate. Gavita’s former ownership group has retained a 25% noncontrolling interest in Gavita consisting of ownership of 5% of the outstanding shares of Gavita and a loan with interest payable based on distributions by Gavita. The loan represented a non-cash financing activity and is recorded at fair value in the “Long-term debt” line in the Condensed Consolidated Balance Sheets. The initial valuation of the loan was $37.7 million. The fair value measurement was classified in Level 3 of the fair value hierarchy. Net sales for Gavita included within the Other segment for the three and nine months ended July 1, 2017 were $39.1 million and $89.8 million, respectively, as compared to $7.0 million during the three and nine months ended July 2, 2016.
During the third quarter of fiscal 2016, the Company completed an acquisition within the Other segment to expand its Canadian growing media operations for $33.9 million. The estimated purchase price included contingent consideration, a non-cash investing activity, with an initial estimated fair value of $10.8 million, of which $6.5 million was paid during the first quarter of fiscal 2017, and the remaining $4.3 million has been adjusted and reclassified to the acquired assets as the Company does not expect to pay out any additional consideration. The valuation of the acquired assets included (i) $4.7 million of inventory and accounts receivable, (ii) $18.5 million of fixed assets, (iii) $9.3 million of finite-lived identifiable intangible assets, (iv) $1.2 million of deferred tax liabilities, and (v) an investment in an unconsolidated joint venture of $0.5 million. Identifiable intangible assets included peat bog lease rights, tradenames, customer relationships and non-compete arrangements with useful lives ranging between 5 and 25 years. The estimated fair values of the identifiable intangible assets were determined using an income-based approach, which includes market participant expectations of cash flows that an asset will generate over the remaining useful life discounted to present value using an appropriate discount rate. Net sales related to this acquisition included within the Other segment for the three and nine months ended July 1, 2017 were $3.2 million and $10.7 million, respectively, as compared to $3.2 million during the three and nine months ended July 2, 2016.
During the second quarter of fiscal 2016, the Company entered into definitive agreements with Bonnie Plants, Inc. (“Bonnie”) and its sole shareholder, Alabama Farmers Cooperative, Inc. (“AFC”), providing for the Company’s participation in Bonnie’s business of planting, growing, developing, manufacturing, distributing, marketing, and selling live plants, plant food, fertilizer and potting soil (the “Bonnie Business”). The Company’s participation includes a Term Loan Agreement from the Company to AFC, with Bonnie as guarantor, in the amount of $72.0 million with a fixed coupon rate of 6.95% (the “Term Loan”) as well as a Marketing, R&D and Ancillary Services Agreement (the “Services Agreement”) pursuant to which the Company provides marketing, research and development and certain ancillary services to Bonnie for a commission fee based on the profits of the Bonnie Business and the reimbursement of certain costs. During the three and nine months ended July 1, 2017, the Company recognized commission income of $2.2 million and recognized cost reimbursements of $0.6 million and $2.2 million, respectively, as compared to commission income of $3.1 million and cost reimbursements of $0.4 million and $0.6 million during the three and nine months ended July 2, 2016, respectively.
These agreements also include options beginning in fiscal 2020 that provide for either (i) the Company to increase its economic interest in the Bonnie Business or (ii) AFC and Bonnie to repurchase the Company’s economic interest in the Bonnie Business. The Company’s option to increase its economic interest in the Bonnie Business (the “Bonnie Option”) is required to be accounted for as a derivative instrument and is recorded at fair value in the “Other assets” line in the Condensed Consolidated Balance Sheets, with changes in fair value recognized in the “Other income (loss), net” line in the Condensed Consolidated Statement of Operations. The estimated fair value of the Bonnie Option was determined using a simulation approach, whereby the total value of the loan receivable and optional exchange for additional equity was estimated considering a distribution of possible future cash flows discounted to present value using an appropriate discount rate. The estimated fair value of the Bonnie Option was $11.8 million as of July 1, 2017, and the fair value measurement was classified in Level 3 of the fair value hierarchy.
The condensed consolidated financial statements include the results of operations for these business combinations from the date of each acquisition.
NOTE 4. INVESTMENT IN UNCONSOLIDATED AFFILIATES
As of July 1, 2017, the Company held a minority equity interest of 30% in the TruGreen Joint Venture. This interest had an initial fair value of $294.0 million and subsequently is accounted for using the equity method of accounting, with the Company’s proportionate share of the TruGreen Joint Venture earnings reflected in the Condensed Consolidated Statements of Operations. In addition, the Company and TruGreen Holdings entered into a limited liability company agreement (the “LLC Agreement”) governing the management of the TruGreen Joint Venture, as well as certain ancillary agreements including a transition services agreement and an employee leasing agreement. The LLC Agreement provides the Company with minority representation on the board of directors of the TruGreen Joint Venture.
In connection with the closing of the transactions contemplated by the Contribution Agreement on April 13, 2016, the TruGreen Joint Venture obtained debt financing and made an excess distribution of $196.2 million to the Company, and the Company invested $18.0 million in second lien term loan financing to the TruGreen Joint Venture. The Company was reimbursed

$1.3 million and $35.0 million during the three and nine months ended July 1, 2017, respectively, and had accounts receivable of $8.3 million at July 1, 2017, for expenses incurred pursuant to a short-term transition services agreement and an employee leasing agreement. The Company was reimbursed $5.5 million during the three and nine months ended July 2, 2016, and had accounts receivable of $30.0 million at July 2, 2016, for expenses incurred pursuant to a short-term transition services agreement and an employee leasing agreement. The Company also had an indemnification asset of $6.6 million and $9.8 million at July 1, 2017 and July 2, 2016, respectively, for future payments on claims associated with insurance programs. The Company received distributions from unconsolidated affiliates intended to cover required tax payments of $1.4 million and $3.6 million during the three and nine months ended July 1, 2017, respectively.
The following table presents summarized financial information for the TruGreen Joint Venture for each of the periods presented:

	THREE MONTHS ENDED		NINE MONTHS ENDED
	JULY 1, 2017	JULY 2, 2016	JULY 1, 2017	JULY 2, 2016
	(in millions)
Revenue	$471.6	$401.3	$878.5	$401.3
Gross margin	180.1	146.3	250.9	146.3
Selling and administrative expenses	115.9	86.7	208.8	86.7
Amortization expense	7.9	18.1	49.8	18.1
Interest expense	18.5	15.0	52.0	15.0
Restructuring and other charges	13.6	38.2	40.2	38.2
Net income (loss)	$24.2	$(11.7)	$(99.9)	$(11.7)
    Net income (loss) does not include income taxes, which are recognized and paid by the partners of the TruGreen Joint Venture. The income taxes associated with the Company’s share of net loss have been recorded in the “Income tax expense from continuing operations” line in the Condensed Consolidated Statement of Operations. The Company recognized equity in income (loss) of unconsolidated affiliates of $7.2 million and $(30.1) million for the three and nine months ended July 1, 2017, respectively, as compared to $(3.5) million for the three and nine months ended July 2, 2016. Included within income (loss) of unconsolidated affiliates for the three and nine months ended July 1, 2017 are charges of $5.0 million and $16.7 million, respectively, which represent the Company’s share of restructuring and other charges incurred by the TruGreen Joint Venture. These charges included $1.1 million for transaction costs, $3.0 million and $10.9 million for nonrecurring integration and separation costs and $0.9 million and $4.7 million for a non-cash purchase accounting fair value write down adjustment related to deferred revenue and advertising for the three and nine months ended July 1, 2017, respectively. The Company’s share of restructuring and other charges incurred by the TruGreen Joint Venture were $17.0 million for the three and nine months ended July 2, 2016. These charges included $10.8 million for transaction costs, $0.6 million for nonrecurring integration and separation costs and $5.6 million for a non-cash purchase accounting fair value write down adjustment related to deferred revenue and advertising for the three and nine months ended July 2, 2016.

NOTE 5. IMPAIRMENT, RESTRUCTURING AND OTHER
Activity described herein is classified within the “Cost of sales—impairment, restructuring and other,” “Impairment, restructuring and other” and “Income (loss) from discontinued operations, net of tax” lines in the Condensed Consolidated Statements of Operations.
The following table details impairment, restructuring and other charges (recoveries) for each of the periods presented:

	THREE MONTHS ENDED		NINE MONTHS ENDED
	JULY 1, 2017	JULY 2, 2016	JULY 1, 2017	JULY 2, 2016
	(In millions)
Cost of sales—impairment, restructuring and other:
Restructuring and other charges	$—	$0.4	$—	$5.5
Operating expenses:
Restructuring and other charges (recoveries)	4.1	(5.8)	8.8	(51.7)
Impairment, restructuring and other charges (recoveries) from continuing operations	$4.1	$(5.4)	$8.8	$(46.2)
Restructuring and other charges from discontinued operations	0.1	—	0.8	13.6
Total impairment, restructuring and other charges (recoveries)	$4.2	$(5.4)	$9.6	$(32.6)
The following table summarizes the activity related to liabilities associated with restructuring and other, excluding insurance reimbursement recoveries, during the nine months ended July 1, 2017 (in millions):

Amounts accrued for restructuring and other at September 30, 2016	$20.8
Restructuring and other charges from continuing operations	8.8
Restructuring and other charges from discontinued operations	0.8
Payments and other	(25.2)
Amounts accrued for restructuring and other at July 1, 2017	$5.2
Included in the restructuring accruals, as of July 1, 2017, is $1.3 million that is classified as long-term. Payments against the long-term accruals will be incurred as the employees covered by the restructuring plan retire or through the passage of time. The remaining amounts accrued will continue to be paid out over the course of the next twelve months.
In the first quarter of fiscal 2016, the Company announced a series of initiatives called Project Focus designed to maximize the value of its non-core assets and focus on emerging categories of the lawn and garden industry in its core U.S. business. During the three and nine months ended July 1, 2017, the Company’s Corporate function recognized costs of $4.1 million and $8.8 million, respectively, as compared to (recoveries) costs of $(0.3) million and $2.3 million for the three and nine months ended July 2, 2016, respectively, related to Project Focus transaction activity within the “Impairment, restructuring and other” line in the Condensed Consolidated Statements of Operations. Costs incurred to date since the inception of the current initiatives are $3.4 million for the U.S. Consumer segment related to termination benefits, $2.0 million for the Europe Consumer segment related to termination benefits and $13.4 million for Corporate related to transaction activity.
During the third quarter of fiscal 2015, the Company’s U.S. Consumer segment began experiencing an increase in certain consumer complaints related to the reformulated Bonus® S fertilizer product sold in the southeastern United States during fiscal 2015 indicating customers were experiencing damage to their lawns after application. There have been no costs recognized by the Company related to this matter during the three and nine months ended July 1, 2017. During the three and nine months ended July 2, 2016, the Company incurred $0.5 million and $6.9 million, respectively, in costs related to resolving these consumer complaints and the recognition of costs the Company expected to incur for consumer claims within the “Impairment, restructuring and other” and the “Cost of sales—impairment, restructuring and other” lines in the Condensed Consolidated Statements of Operations. Additionally, the Company recorded offsetting insurance reimbursement recoveries of $5.9 million and $55.9 million for the three and nine months ended July 2, 2016, respectively, within the “Impairment, restructuring and other” line in the Condensed Consolidated Statements of Operations. Costs incurred to date since the inception of this matter were $73.8 million, partially offset by insurance reimbursement recoveries of $60.8 million.
On April 13, 2016, as part of Project Focus, the Company completed the contribution of the SLS Business to the TruGreen Joint Venture. As a result, effective in its second quarter of fiscal 2016, the Company classified its results of operations for all periods presented to reflect the SLS Business as a discontinued operation and classified the assets and liabilities of the SLS Business as held for sale. Refer to “NOTE 2. DISCONTINUED OPERATIONS” for more information. During the three and nine months ended July 1, 2017, the Company recognized $0.1 million and $0.8 million, respectively, in transaction related costs associated with the divestiture of the SLS Business within the “Income (loss) from discontinued operations, net of tax” line in the Condensed Consolidated Statements of Operations. During the three and nine months ended July 2, 2016, the Company recognized zero and $9.0 million, respectively, for the resolution of a prior SLS Business litigation matter, as well as zero and $4.6 million, respectively, in transaction related costs associated with the divestiture of the SLS Business within the “Income (loss) from discontinued operations, net of tax” line in the Condensed Consolidated Statements of Operations.
NOTE 6. INVENTORIES
Inventories consisted of the following for each of the periods presented:

	JULY 1, 2017	JULY 2, 2016	SEPTEMBER 30, 2016
	(In millions)
Finished goods	$271.5	$299.9	$248.7
Work-in-process	51.2	46.6	56.9
Raw materials	143.9	123.4	142.6
Total inventories	$466.6	$469.9	$448.2

Adjustments to reflect inventories at net realizable values were $14.1 million at July 1, 2017, $15.3 million at July 2, 2016 and $10.8 million at September 30, 2016.
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
In consideration for the rights granted to the Company under the Marketing Agreement in 1998, the Company paid a marketing fee of $32 million to Monsanto. The Company deferred this amount on the basis that the payment will provide a future benefit through commissions that will be earned under the Marketing Agreement. The economic useful life over which the marketing fee is being amortized is 20 years, with a remaining unamortized amount of $1.0 million and remaining amortization period of less than two years as of July 1, 2017.
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

	THREE MONTHS ENDED		NINE MONTHS ENDED
	JULY 1, 2017	JULY 2, 2016	JULY 1, 2017	JULY 2, 2016
	(In millions)
Gross commission	$38.5	$37.4	$86.7	$92.3
Contribution expenses	(5.0)	(5.0)	(15.0)	(15.0)
Amortization of marketing fee	(0.2)	(0.2)	(0.6)	(0.6)
Net commission	33.3	32.2	71.1	76.7
Reimbursements associated with Marketing Agreement	18.1	18.4	56.3	55.2
Total net sales associated with Marketing Agreement	$51.4	$50.6	$127.4	$131.9
NOTE 8. DEBT
The components of long-term debt are as follows:

	JULY 1, 2017	JULY 2, 2016	SEPTEMBER 30, 2016
	(In millions)
Credit Facilities:
Revolving loans	$473.7	$404.9	$417.4
Term loans	277.5	292.5	288.8
Senior Notes – 5.250%	250.0	—	—
Senior Notes – 6.000%	400.0	400.0	400.0
Receivables facility	250.0	348.0	138.6
Other	66.5	67.4	71.3
Total debt	1,717.7	1,512.8	1,316.1
Less current portions	289.1	382.5	185.0
Less unamortized debt issuance costs	8.9	6.2	6.0
Long-term debt	$1,419.7	$1,124.1	$1,125.1
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
At July 1, 2017, the Company had letters of credit outstanding in the aggregate principal amount of $23.5 million, and $1.1 billion of availability under the credit agreement, subject to the Company’s continued compliance with the covenants discussed below. The weighted average interest rates on average borrowings under the credit agreement and the former credit facility were 3.8% and 3.9% for the nine months ended July 1, 2017 and July 2, 2016, respectively.
The credit agreement contains, among other obligations, an affirmative covenant regarding the Company’s leverage ratio on the last day of each quarter calculated as average total indebtedness, divided by the Company’s earnings before interest, taxes, depreciation and amortization (“EBITDA”), as adjusted pursuant to the terms of the credit agreement (“Adjusted EBITDA”). The maximum leverage ratio was 4.50 as of July 1, 2017. The Company’s leverage ratio was 3.03 at July 1, 2017. The credit agreement also includes an affirmative covenant regarding its interest coverage ratio. The interest coverage ratio is calculated as Adjusted EBITDA divided by interest expense, as described in the credit agreement, and excludes costs related to refinancings. The minimum interest coverage ratio was 3.00 for the twelve months ended July 1, 2017. The Company’s interest coverage ratio was 7.98 for the twelve months ended July 1, 2017. The credit agreement allows the Company to make unlimited restricted payments (as defined in the credit agreement), including increased or one-time dividend payments and Common Share repurchases, as long as the leverage ratio resulting from the making of such restricted payments is 4.00 or less. Otherwise the Company may only make restricted payments in an aggregate amount for each fiscal year not to exceed the amount set forth in the credit agreement for such fiscal year ($175.0 million for fiscal 2017 and $200.0 million for fiscal 2018 and each fiscal year thereafter).
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

Receivables Facility
On September 25, 2015, the Company entered into an amended and restated master accounts receivable purchase agreement (the “MARP Agreement”). The MARP Agreement provided for the discretionary sale by the Company, and the discretionary purchase by the participating banks, on a revolving basis, of accounts receivable generated by sales to three specified debtors in an aggregate amount not to exceed $400.0 million. The MARP Agreement terminated effective October 14, 2016 in accordance with its terms upon the Company’s repayment of its outstanding obligations thereunder using $133.5 million borrowed under the credit agreement. There were $348.0 million in borrowings or receivables pledged as collateral under the MARP Agreement as of July 2, 2016. The carrying value of the receivables pledged as collateral was $435.1 million as of July 2, 2016.
On April 7, 2017, the Company entered into a Master Repurchase Agreement (including the annexes thereto, the “Repurchase Agreement”) and a Master Framework Agreement (the “Framework Agreement” and, together with the Repurchase Agreement, the “Receivables Facility”). Under the Receivables Facility, the Company may sell a portfolio of available and eligible outstanding customer accounts receivable to the purchasers and simultaneously agrees to repurchase the receivables on a weekly basis. The eligible accounts receivable consist of up to $250.0 million in accounts receivable generated by sales to three specified customers. The Receivables Facility is committed up to $100.0 million during the commitment period beginning on April 7, 2017 and ending on June 16, 2017. The Receivables Facility is considered a secured financing with the customer accounts receivable, related contract rights and proceeds thereof (and the collection accounts into which the same are deposited) constituting the collateral therefor. The repurchase price for customer accounts receivable bears interest at LIBOR (with a zero floor), as defined in the Repurchase Agreement, plus 0.90%. The Receivables Facility expires on August 25, 2017.
The Company accounts for the sale of receivables under the Receivables Facility as short-term debt and continues to carry the receivables on its Condensed Consolidated Balance Sheet, primarily as a result of the Company’s requirement to repurchase receivables sold. There were $250.0 million in borrowings or receivables pledged as collateral under the Receivables Facility as of July 1, 2017. The carrying value of the receivables pledged as collateral was $277.8 million as of July 1, 2017. As of July 1, 2017, there was no remaining availability under the Receivables Facility.
Other
In connection with the acquisition of a controlling interest in Gavita, the Company recorded a loan to the noncontrolling ownership group of Gavita. The fair value of the loan was $40.5 million, $37.7 million and $38.3 million at July 1, 2017, July 2, 2016 and September 30, 2016, respectively.
Interest Rate Swap Agreements
The Company has outstanding interest rate swap agreements with major financial institutions that effectively convert a portion of the Company’s variable-rate debt to a fixed rate. The swap agreements had a total U.S. dollar equivalent notional amount of $1,150.0 million at July 1, 2017, $650.0 million at July 2, 2016 and $650.0 million at September 30, 2016. Interest payments made between the effective date and expiration date are hedged by the swap agreements, except as noted below, respectively.
The notional amount, effective date, expiration date and rate of each of these swap agreements outstanding at July 1, 2017 are shown in the table below:

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
5.250% Senior Notes
The fair value of the 5.250% Senior Notes was determined based on the trading of the 5.250% Senior Notes in the open market. The difference between the carrying value and the fair value of the 5.250% Senior Notes represents the premium or discount on that date. Based on the trading value on or around July 1, 2017, the fair value of the 5.250% Senior Notes was approximately $261.6 million. The fair value measurement for the 5.250% Senior Notes was classified in Level 1 of the fair value hierarchy.
6.000% Senior Notes
The fair value of the 6.000% Senior Notes was determined based on the trading of the 6.000% Senior Notes in the open market. The difference between the carrying value and the fair value of the 6.000% Senior Notes represents the premium or discount on that date. Based on the trading value on or around July 1, 2017, the fair value of the 6.000% Senior Notes was approximately $429.5 million. The fair value measurement for the 6.000% Senior Notes was classified in Level 1 of the fair value hierarchy.
Accounts Receivable Pledged
The interest rate on the short-term debt associated with accounts receivable pledged under the Receivables Facility fluctuated with the applicable LIBOR and thus the carrying value is a reasonable estimate of fair value. The fair value measurement for the Receivables Facility was classified in Level 2 of the fair value hierarchy.
Weighted Average Interest Rate
The weighted average interest rates on the Company’s debt were 4.4% and 4.3% for the nine months ended July 1, 2017 and July 2, 2016, respectively. The increase in the weighted average interest rate is due to the issuance of the 5.250% Senior Notes on December 15, 2016.
NOTE 9. RETIREMENT AND RETIREE MEDICAL PLANS
The following summarizes the components of net periodic benefit (income) cost for the retirement and retiree medical plans sponsored by the Company:

	THREE MONTHS ENDED
	JULY 1, 2017			JULY 2, 2016
	U.S. Pension	International Pension	U.S. Medical	U.S. Pension	International Pension	U.S. Medical
	(In millions)
Service cost	$—	$0.3	$—	$—	$0.3	$0.1
Interest cost	0.7	1.0	0.2	1.1	1.7	0.3
Expected return on plan assets	(1.2)	(2.0)	—	(1.2)	(2.0)	—
Net amortization	0.4	0.5	(0.1)	0.4	0.4	(0.3)
Net periodic benefit (income) cost	$(0.1)	$(0.2)	$0.1	$0.3	$0.4	$0.1

	NINE MONTHS ENDED
	JULY 1, 2017			JULY 2, 2016
	U.S. Pension	International Pension	U.S. Medical	U.S. Pension	International Pension	U.S. Medical
	(In millions)
Service cost	$—	$0.9	$0.2	$—	$0.9	$0.3
Interest cost	2.1	2.9	0.5	3.3	5.1	0.8
Expected return on plan assets	(3.6)	(6.0)	—	(3.7)	(6.0)	—
Net amortization	1.2	1.6	(0.5)	1.3	1.2	(0.8)
Net periodic benefit (income) cost	$(0.3)	$(0.6)	$0.2	$0.9	$1.2	$0.3
NOTE 10. EQUITY
In August 2014, the Scotts Miracle-Gro Board of Directors authorized the repurchase of up to $500.0 million of Common Shares over a five-year period (effective November 1, 2014 through September 30, 2019). On August 3, 2016, Scotts Miracle-Gro announced that its Board of Directors authorized a $500.0 million increase to the share repurchase authorization ending on September 30, 2019. The amended authorization allows for repurchases of Common Shares of $1.0 billion through September 30, 2019. The authorization provides the Company with flexibility to purchase Common Shares from time to time in open market purchases or through privately negotiated transactions. All or part of the repurchases may be made under Rule 10b5-1 plans, which the Company may enter into from time to time and which enable the repurchases to occur on a more regular basis, or pursuant to accelerated share repurchases. The share repurchase authorization, which expires September 30, 2019, may be suspended or discontinued at any time, and there can be no guarantee as to the timing or amount of any repurchases. During the three and nine months ended July 1, 2017, Scotts Miracle-Gro repurchased 1.0 million and 2.0 million Common Shares for $84.6 million and $175.1 million, respectively. From the inception of this share repurchase program in the fourth quarter of fiscal 2014 through July 1, 2017, Scotts Miracle-Gro repurchased approximately 4.0 million Common Shares for $320.8 million.
On August 1, 2017, the Scotts Miracle-Gro Board of Directors approved an increase in the quarterly cash dividend from $0.50 to $0.53 per Common Share.

The following table provides a summary of the changes in total equity, shareholders’ equity attributable to controlling interest, and equity attributable to noncontrolling interests for the nine months ended July 1, 2017 and July 2, 2016 (in millions):

	Common Shares and Capital in Excess of Stated Value	Retained Earnings	Treasury Shares	Accumulated Other Comprehensive Loss	Total Equity - Controlling Interest	Non-controlling Interest	Total Equity
Balance at September 30, 2015	$400.4	$684.2	$(357.1)	$(106.8)	$620.7	$12.4	$633.1
Net income (loss)	—	341.9	—	—	341.9	(0.2)	341.7
Other comprehensive income (loss)	—	—	—	(10.7)	(10.7)	—	(10.7)
Share-based compensation	13.9	—	—	—	13.9	—	13.9
Dividends declared ($1.410 per share)	—	(87.5)	—	—	(87.5)	—	(87.5)
Treasury share purchases	—	—	(81.2)	—	(81.2)	—	(81.2)
Treasury share issuances	(13.2)	—	29.0	—	15.8	—	15.8
Investment in noncontrolling interest	—	—	—	—	—	7.1	7.1
Balance at July 2, 2016	$401.1	$938.6	$(409.3)	$(117.5)	$812.9	$19.3	$832.2

Balance at September 30, 2016	$401.7	$881.8	$(451.4)	$(116.9)	$715.2	$19.1	$734.3
Net income (loss)	—	251.8	—	—	251.8	0.5	252.3
Other comprehensive income (loss)	—	—	—	8.6	8.6	0.1	8.7
Share-based compensation	25.2	—	—	—	25.2	—	25.2
Dividends declared ($1.500 per share)	—	(90.5)	—	—	(90.5)	—	(90.5)
Treasury share purchases	—	—	(175.1)	—	(175.1)	—	(175.1)
Treasury share issuances	(20.2)	—	16.4	—	(3.8)	—	(3.8)
Adjustment to noncontrolling interest due to ownership change	(1.0)	—	—	—	(1.0)	1.0	—
Distribution declared by AeroGrow	—	—	—	—	—	(8.1)	(8.1)
Balance at July 1, 2017	$405.7	$1,043.1	$(610.1)	$(108.3)	$730.4	$12.6	$743.0
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

The following is a summary of the share-based awards granted during each of the periods indicated:

	NINE MONTHS ENDED
	JULY 1, 2017	JULY 2, 2016
Employees
Stock options	—	444,890
Restricted stock units	109,661	74,422
Performance units	487,809	56,315
Board of Directors
Deferred stock units	23,853	28,103
Total share-based awards	621,323	603,730

Aggregate fair value at grant dates (in millions)	$57.7	$16.4
Total share-based compensation was as follows for each of the periods indicated:

	THREE MONTHS ENDED		NINE MONTHS ENDED
	JULY 1, 2017	JULY 2, 2016	JULY 1, 2017	JULY 2, 2016
	(In millions)
Share-based compensation	$5.4	$2.4	$20.5	$13.7
Tax benefit recognized	2.1	0.9	7.8	5.2
NOTE 11. INCOME TAXES
The effective tax rate related to continuing operations for the nine months ended July 1, 2017 and July 2, 2016 was 34.8% and 35.5%, respectively. The effective tax rate used for interim reporting purposes is based on management’s best estimate of factors impacting the effective tax rate for the full fiscal year. There can be no assurance that the effective tax rate estimated for interim financial reporting purposes will approximate the effective tax rate determined at fiscal year end. Final Treasury Regulations under Internal Revenue Code §987 were enacted on December 7, 2016, governing the methodology to be used in calculating deferred translation gain or loss for certain entities treated as U.S. branches for U.S. tax purposes.  The Company has determined that the impact of adopting these regulations is immaterial to the Company's deferred tax balances and financial statements.
Scotts Miracle-Gro or one of its subsidiaries files income tax returns in the U.S. federal jurisdiction and various state, local and foreign jurisdictions. Subject to the following exceptions, the Company is no longer subject to examination by these tax authorities for fiscal years prior to 2014. The Company is currently under examination by the Internal Revenue Service and certain foreign and U.S. state and local tax authorities. The U.S. federal examination is limited to fiscal years 2011 through 2013. With respect to foreign jurisdictions, a German audit closed in the third quarter of fiscal 2017 with no material impact to the financial statements. In regard to the multiple U.S. state and local audits, the tax periods under examination are limited to fiscal years 2011 through 2015. In addition to the aforementioned audits, certain other tax deficiency notices and refund claims for previous years remain unresolved.
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
NOTE 12. CONTINGENCIES
Management regularly evaluates the Company’s contingencies, including various lawsuits and claims which arise in the normal course of business, product and general liabilities, workers’ compensation, property losses and other liabilities for which the Company is self-insured or retains a high exposure limit. Self-insurance accruals are established based on actuarial loss estimates for specific individual claims plus actuarially estimated amounts for incurred but not reported claims and adverse development factors applied to existing claims. Legal costs incurred in connection with the resolution of claims, lawsuits and other contingencies generally are expensed as incurred. In the opinion of management, the assessment of contingencies is reasonable and related accruals, in the aggregate, are adequate; however, there can be no assurance that final resolution of these matters will not have a material effect on the Company’s financial condition, results of operations or cash flows.

Regulatory Matters
At July 1, 2017, $5.0 million was accrued in the “Other liabilities” line in the Condensed Consolidated Balance Sheets for environmental actions, the majority of which are for site remediation. The amounts accrued are believed to be adequate to cover such known environmental exposures based on current facts and estimates of likely outcomes. Although it is reasonably possible that the costs to resolve such known environmental exposures will exceed the amounts accrued, any variation from accrued amounts is not expected to be material.
Other
The Company has been named as a defendant in a number of cases alleging injuries that the lawsuits claim resulted from exposure to asbestos-containing products, apparently based on the Company’s historic use of vermiculite in certain of its products. In many of these cases, the complaints are not specific about the plaintiffs’ contacts with the Company or its products. The cases vary, but complaints in these cases generally seek unspecified monetary damages (actual, compensatory, consequential and punitive) from multiple defendants. The Company believes that the claims against it are without merit and is vigorously defending against them. It is not currently possible to reasonably estimate a probable loss, if any, associated with these cases and, accordingly, no accruals have been recorded in the Company’s condensed consolidated financial statements. The Company is reviewing agreements and policies that may provide insurance coverage or indemnity as to these claims and is pursuing coverage under some of these agreements and policies, although there can be no assurance of the results of these efforts. There can be no assurance that these cases, whether as a result of adverse outcomes or as a result of significant defense costs, will not have a material effect on the Company’s financial condition, results of operations or cash flows.
In connection with the sale of wild bird food products that were the subject of a voluntary recall in 2008, the Company, along with its Chief Executive Officer, have been named as defendants in four actions filed on and after June 27, 2012, which have been consolidated and, on March 31, 2017, certified as a class action in the United States District Court for the Southern District of California as In re Morning Song Bird Food Litigation, Lead Case No. 3:12-cv-01592-JAH-RBB. The plaintiffs allege various statutory and common law claims associated with the Company’s sale of wild bird food products and a plea agreement entered into in previously pending government proceedings associated with such sales. The plaintiffs allege, among other things, a class action on behalf of all persons and entities in the United States who purchased certain bird food products. The plaintiffs assert: (i) hundreds of millions of dollars in monetary damages (actual, compensatory, consequential, and restitution); (ii) punitive and treble damages; (iii) injunctive and declaratory relief; (iv) pre-judgment and post-judgment interest; and (v) costs and attorneys’ fees. The Company and its Chief Executive Officer dispute the plaintiffs’ assertions and intend to vigorously defend the consolidated action. At this point in the proceedings, it is not currently possible to reasonably estimate a probable loss, if any, associated with the action and, accordingly, no accruals have been recorded in the consolidated financial statements with respect to the action. There can be no assurance that this action, whether as a result of an adverse outcome or as a result of significant defense costs, will not have a material adverse effect on the Company’s financial condition, results of operations or cash flows.
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
Exchange Rate Risk Management
The Company uses currency forward contracts to manage the exchange rate risk associated with intercompany loans with foreign subsidiaries that are denominated in local currencies. At July 1, 2017, the notional amount of outstanding currency forward contracts was $266.2 million, with a negative fair value of $2.1 million. At July 2, 2016, the notional amount of outstanding currency forward contracts was $163.3 million, with a fair value of $0.5 million. At September 30, 2016, the notional amount of outstanding currency forward contracts was $165.8 million, with a fair value of $0.4 million. The fair value of currency forward contracts is determined using forward rates in commonly quoted intervals for the full term of the contracts. The outstanding contracts will mature over the next fiscal year.
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
The Company has outstanding interest rate swap agreements with major financial institutions that effectively convert a portion of the Company’s variable-rate debt to a fixed rate. The swap agreements had a total U.S. dollar equivalent notional amount of $1,150.0 million at July 1, 2017, $650.0 million at July 2, 2016 and $650.0 million at September 30, 2016. Refer to “NOTE 8. DEBT” for the terms of the swap agreements outstanding at July 1, 2017. Included in the AOCI balance at July 1, 2017 was a gain of $0.1 million related to interest rate swap agreements that is expected to be reclassified to earnings during the next twelve months, consistent with the timing of the underlying hedged transactions.
Commodity Price Risk Management
The Company enters into hedging arrangements designed to fix the price of a portion of its projected future urea requirements. The contracts are designated as hedges of the Company’s exposure to future cash flow fluctuations associated with the cost of urea. The objective of the hedges is to mitigate the earnings and cash flow volatility attributable to the risk of changing prices. Since the contracts have been designated as hedging instruments, unrealized gains or losses resulting from adjusting these contracts to fair value are recorded as elements of AOCI within the Condensed Consolidated Balance Sheets. Realized gains or losses remain as a component of AOCI until the related inventory is sold. Upon sale of the underlying inventory, the gain or loss is reclassified to cost of sales. Included in the AOCI balance at July 1, 2017 was a loss of $1.0 million related to urea derivatives that is expected to be reclassified to earnings during the next twelve months, consistent with the timing of the underlying hedged transactions.
The Company also uses derivatives to partially mitigate the effect of fluctuating diesel costs on operating results. These financial instruments are carried at fair value within the Condensed Consolidated Balance Sheets. Changes in the fair value of derivative contracts that qualify for hedge accounting are recorded in AOCI except for any ineffective portion of the change in fair value, which is immediately recorded in earnings. The effective portion of the change in fair value remains as a component of AOCI until the related fuel is consumed, at which time the accumulated gain or loss on the derivative contract is reclassified to cost of sales. Changes in the fair value of derivatives that do not qualify for hedge accounting are recorded as an element of cost of sales. At July 1, 2017, there were no amounts included within AOCI.
The Company had the following outstanding commodity contracts that were entered into to hedge forecasted purchases:

COMMODITY	JULY 1, 2017	JULY 2, 2016	SEPTEMBER 30, 2016
Urea	78,000 tons	34,500 tons	40,500 tons
Diesel	5,082,000 gallons	5,670,000 gallons	6,384,000 gallons
Heating Oil	1,302,000 gallons	1,386,000 gallons	1,722,000 gallons

Fair Values of Derivative Instruments
The fair values of the Company’s derivative instruments were as follows:

		ASSETS / (LIABILITIES)
DERIVATIVES DESIGNATED AS HEDGING INSTRUMENTS		JULY 1, 2017	JULY 2, 2016	SEPTEMBER 30, 2016
	BALANCE SHEET LOCATION	FAIR VALUE
		(In millions)
Interest rate swap agreements	Prepaid and other current assets	$1.2	$—	$—
	Other assets	0.2	—	—
	Other current liabilities	(1.1)	(4.3)	(3.3)
	Other liabilities	(0.5)	(4.4)	(3.1)
Commodity hedging instruments	Other current liabilities	(1.7)	(0.8)	(0.3)
Total derivatives designated as hedging instruments		$(1.9)	$(9.5)	$(6.7)

DERIVATIVES NOT DESIGNATED AS HEDGING INSTRUMENTS	BALANCE SHEET LOCATION
Currency forward contracts	Prepaid and other current assets	$0.4	$1.2	$1.2
	Other current liabilities	(2.5)	(0.8)	(0.8)
Commodity hedging instruments	Prepaid and other current assets	—	0.2	—
	Other current liabilities	(0.6)	(0.1)	(0.1)
Total derivatives not designated as hedging instruments		(2.7)	0.5	0.3
Total derivatives		$(4.6)	$(9.0)	$(6.4)

The effect of derivative instruments on AOCI and the Condensed Consolidated Statements of Operations was as follows:

DERIVATIVES IN CASH FLOW HEDGING RELATIONSHIPS	AMOUNT OF GAIN / (LOSS) RECOGNIZED IN AOCI
	THREE MONTHS ENDED		NINE MONTHS ENDED
	JULY 1, 2017	JULY 2, 2016	JULY 1, 2017	JULY 2, 2016
	(In millions)
Interest rate swap agreements	$(0.3)	$(1.0)	$2.2	$(1.9)
Commodity hedging instruments	(0.9)	(0.2)	(0.4)	(0.9)
Total	$(1.2)	$(1.2)	$1.8	$(2.8)

DERIVATIVES IN CASH FLOW HEDGING RELATIONSHIPS	RECLASSIFIED FROM AOCI INTO STATEMENT OF OPERATIONS	AMOUNT OF GAIN / (LOSS)
		THREE MONTHS ENDED		NINE MONTHS ENDED
		JULY 1, 2017	JULY 2, 2016	JULY 1, 2017	JULY 2, 2016
		(In millions)
Interest rate swap agreements	Interest expense	$(0.5)	$(1.5)	$(1.7)	$(4.7)
Commodity hedging instruments	Cost of sales	0.1	(0.2)	(0.2)	(0.6)
Total		$(0.4)	$(1.7)	$(1.9)	$(5.3)

DERIVATIVES NOT DESIGNATED AS HEDGING INSTRUMENTS	RECOGNIZED IN STATEMENT OF OPERATIONS	AMOUNT OF GAIN / (LOSS)
		THREE MONTHS ENDED		NINE MONTHS ENDED
		JULY 1, 2017	JULY 2, 2016	JULY 1, 2017	JULY 2, 2016
		(In millions)
Currency forward contracts	Other income, net	$(1.7)	$0.7	$5.3	$(0.4)
Commodity hedging instruments	Cost of sales	(0.6)	1.8	(0.6)	(2.5)
Total		$(2.3)	$2.5	$4.7	$(2.9)
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

The following table presents the Company’s financial assets and liabilities measured at fair value on a recurring basis at July 1, 2017:

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Unobservable Inputs (Level 3)	Total
	(In millions)
Assets
Cash equivalents	$22.1	$—	$—	$22.1
Derivatives
Interest rate swap agreements	—	1.4	—	1.4
Currency forward contracts	—	0.4	—	0.4
Other	15.2	—	11.8	27.0
Total	$37.3	$1.8	$11.8	$50.9
Liabilities
Derivatives
Interest rate swap agreements	$—	$(1.6)	$—	$(1.6)
Currency forward contracts	—	(2.5)	—	(2.5)
Commodity hedging instruments	—	(2.3)	—	(2.3)
Long-term debt	—	—	(40.5)	(40.5)
Total	$—	$(6.4)	$(40.5)	$(46.9)
The following table presents the Company’s financial assets and liabilities measured at fair value on a recurring basis at July 2, 2016:

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Unobservable Inputs (Level 3)	Total
	(In millions)
Assets
Cash equivalents	$14.6	$—	$—	$14.6
Derivatives
Currency forward contracts	—	1.2	—	1.2
Commodity hedging instruments	—	0.2	—	0.2
Other	11.1	—	—	11.1
Total	$25.7	$1.4	$—	$27.1
Liabilities
Derivatives
Interest rate swap agreements	$—	$(8.7)	$—	$(8.7)
Currency forward contracts	—	(0.8)	—	(0.8)
Commodity hedging instruments	—	(0.9)	—	(0.9)
Long-term debt	—	—	(37.7)	(37.7)
Total	$—	$(10.4)	$(37.7)	$(48.1)

The following table presents the Company’s financial assets and liabilities measured at fair value on a recurring basis at September 30, 2016:

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Unobservable Inputs (Level 3)	Total
	(In millions)
Assets
Cash equivalents	$11.5	$—	$—	$11.5
Derivatives
Currency forward contracts	—	1.2	—	1.2
Other	11.8	—	10.9	22.7
Total	$23.3	$1.2	$10.9	$35.4
Liabilities
Derivatives
Interest rate swap agreements	$—	$(6.4)	$—	$(6.4)
Currency forward contracts	—	(0.8)	—	(0.8)
Commodity hedging instruments	—	(0.4)	—	(0.4)
Long-term debt	—	—	(38.3)	(38.3)
Total	$—	$(7.6)	$(38.3)	$(45.9)
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

The following tables present summarized financial information concerning the Company’s reportable segments for the periods indicated:

	THREE MONTHS ENDED		NINE MONTHS ENDED
	JULY 1, 2017	JULY 2, 2016	JULY 1, 2017	JULY 2, 2016
	(In millions)
Net sales:
U.S. Consumer	$792.2	$756.7	$1,880.1	$1,909.6
Europe Consumer	93.2	96.2	222.9	236.9
Other	192.6	141.2	425.2	287.3
Consolidated	$1,078.0	$994.1	$2,528.2	$2,433.8

Segment Profit (Loss):
U.S. Consumer	$246.6	$205.8	$522.5	$487.6
Europe Consumer	13.3	11.8	23.2	24.2
Other	23.8	11.9	44.5	17.0
Total Segment Profit	283.7	229.5	590.2	528.8
Corporate	(28.1)	(13.8)	(87.0)	(73.9)
Intangible asset amortization	(5.9)	(4.4)	(17.8)	(12.6)
Impairment, restructuring and other	(4.1)	(11.4)	(8.8)	29.1
Equity in income (loss) of unconsolidated affiliates (a)	7.2	13.5	(30.1)	13.5
Costs related to refinancing	—	—	—	(8.8)
Interest expense	(21.8)	(16.9)	(58.9)	(52.3)
Income from continuing operations before income taxes	$231.0	$196.5	$387.6	$423.8

(a)
Included within equity in income (loss) of unconsolidated affiliates for the three and nine months ended July 1, 2017 are charges of $5.0 million and $16.7 million, respectively, which represent the Company’s share of restructuring and other charges incurred by the TruGreen Joint Venture. For the three and nine months ended July 2, 2016, the Company’s share of restructuring and other charges incurred by the TruGreen Joint Venture of $17.0 million were included within impairment, restructuring and other above.

	JULY 1, 2017	JULY 2, 2016	SEPTEMBER 30, 2016
	(In millions)
Total assets:
U.S. Consumer	$2,068.2	$2,121.1	$1,770.7
Europe Consumer	248.1	264.6	192.1
Other	789.5	570.9	568.1
Corporate	241.7	296.9	271.9
Consolidated	$3,347.5	$3,253.5	$2,802.8

NOTE 16. OTHER
On April 29, 2017, the Company received a binding and irrevocable conditional offer (the “Offer”) from Exponent Private Equity LLP (“Exponent”) to purchase its consumer lawn and garden business carried on in certain international jurisdictions (the “International Business”). On July 5, 2017, the Company accepted the Offer and entered into the Share and Business Sale Agreement (the “Agreement”) contemplated by the Offer. The Company expects the transaction to close during the fourth quarter of fiscal 2017.
Pursuant to the Agreement, Scotts-Sierra Investments LLC, an indirect wholly-owned subsidiary of the Company (“Sierra”) and certain of its direct and indirect subsidiaries, will enter into separate stock or asset sale transactions with respect to the consumer lawn and garden businesses located in Australia, Austria, Benelux, Czech Republic, France, Germany, Poland and the United Kingdom. Upon closing of the transaction, Exponent will pay the Company approximately EUR 210.0 million (subject to potential adjustment following closing in respect of the actual financial position at closing) and a deferred payment amount of up to EUR 20.0 million, contingent on the achievement of certain performance criteria by the International Business following the closing of the transaction.
The parties’ obligations to consummate the transaction are conditioned upon (i) the Monsanto Company entering into a certain exclusive agency and marketing agreement and a certain lawn and garden brand extension agreement, each with Exponent, relating to the marketing and distribution of Roundup® products, (ii) the receipt of landlord consents to the transfer of/change of control in respect of certain material real estate leases, (iii) evidence of the waiver by the relevant municipal authority of its pre-emption right in relation to the properties of the International Business in Bourth and Hautmont in France, or the expiry of the period during which the relevant municipal authority may exercise such right of pre-emption, (iv) specific third party written consent in respect of the assignment of certain supply agreements and the sub-licensing of certain intellectual property, and (v) the receipt of formal clearance from the competition authorities in France, Germany and Poland.
As part of the transaction, Exponent will receive vendor financing from Sierra in the form of a EUR 25.0 million loan for seven years bearing interest at 5% for the first three years, with annual 250 basis point increases thereafter.
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
The following 100% directly or indirectly owned subsidiaries fully and unconditionally guarantee at July 1, 2017 the 6.000% and 5.250% Senior Notes on a joint and several basis: Gutwein & Co., Inc.; Hyponex Corporation; Miracle-Gro Lawn Products, Inc.; OMS Investments, Inc.; Rod McLellan Company; Sanford Scientific, Inc.; Scotts Temecula Operations, LLC; Scotts Manufacturing Company; Scotts Products Co.; Scotts Professional Products Co.; Scotts-Sierra Investments LLC; SMG Growing Media, Inc.; Swiss Farms Products, Inc.; SMGM LLC; The Scotts Company LLC; The Hawthorne Gardening Company; Hawthorne Hydroponics LLC; HGCI, Inc.; GenSource, Inc.; and SLS Holdings, Inc. (collectively, the “Guarantors”). Effective in the three-month period ending July 1, 2017, American Agritech, L.L.C. was merged into Hawthorne Hydroponics LLC, and has been classified as a Guarantor for all periods presented. Effective in the three-month period ending July 2, 2016, the SLS Business was contributed to the TruGreen Joint Venture and the Company classified its results of operations for all periods presented to reflect the SLS Business as a discontinued operation and classified the assets and liabilities as held for sale within the financial information of the Guarantors. Subsequent to their contribution to the TruGreen Joint Venture, EG Systems, LLC (formerly known as EG Systems, Inc.) and SLS Franchise Systems LLC are no longer Guarantors of the 6.000% Senior Notes. SLS Holdings, Inc. was added as a Guarantor effective in the three-month period ending July 2, 2016, and HGCI, Inc. and GenSource, Inc. were added as Guarantors effective in the three-month period ending January 2, 2016, and have been classified as Guarantors for all periods presented.
The following information presents Condensed Consolidating Statements of Operations for the three and nine months ended July 1, 2017 and July 2, 2016, Condensed Consolidating Statements of Comprehensive Income (Loss) for the three and nine months ended July 1, 2017 and July 2, 2016, Condensed Consolidating Statements of Cash Flows for the nine months ended July 1, 2017 and July 2, 2016, and Condensed Consolidating Balance Sheets as of July 1, 2017, July 2, 2016 and September 30, 2016. The condensed consolidating financial information presents, in separate columns, financial information for: Scotts Miracle-Gro on a Parent-only basis, carrying its investment in subsidiaries under the equity method; Guarantors on a combined basis, carrying their investments in subsidiaries which do not guarantee the debt (collectively, the “Non-Guarantors”) under the equity method; Non-Guarantors on a combined basis; and eliminating entries. The eliminating entries primarily reflect intercompany transactions, such as interest expense, accounts receivable and payable, short and long-term debt, and the elimination of equity investments, return on investments and income in subsidiaries. Because the Parent is obligated to pay the unpaid principal amount and interest on all amounts borrowed by the Guarantors or Non-Guarantors under the credit facility (and was obligated to pay the unpaid principal amount and interest on all amounts borrowed by the Guarantors and Non-Guarantors under the previous senior secured five-year revolving loan facility), the borrowings and related interest expense for the loans outstanding of the Guarantors and Non-Guarantors are also presented in the accompanying Parent-only financial information, and are then eliminated. Included in the Parent Condensed Consolidating Statement of Cash Flows for the nine months ended July 1, 2017 are $511.1 million of dividends paid by the Guarantors and Non-Guarantors to the Parent representing return of investments and as such are classified within cash flows from investing activities. Included in the Parent Condensed Consolidating Statement of Cash Flows for the nine months ended July 2, 2016 are $758.4 million of dividends paid by the Guarantors and Non-Guarantors to the Parent representing return of investments and as such are classified within cash flows from investing activities.

THE SCOTTS MIRACLE-GRO COMPANY
Condensed Consolidating Statement of Operations
for the three months ended July 1, 2017
(In millions)
(Unaudited)

	Parent	Subsidiary Guarantors	Non- Guarantors	Eliminations/ Consolidations	Consolidated
Net sales	$—	$845.3	$232.7	$—	$1,078.0
Cost of sales	—	492.0	170.8	—	662.8
Gross profit	—	353.3	61.9	—	415.2
Operating expenses:
Selling, general and administrative	—	128.8	42.9	0.3	172.0
Impairment, restructuring and other	—	4.2	(0.1)	—	4.1
Other (income) loss, net	(0.2)	(4.0)	(2.3)	—	(6.5)
Income (loss) from operations	0.2	224.3	21.4	(0.3)	245.6
Equity (income) loss in subsidiaries	(160.6)	(8.2)	—	168.8	—
Other non-operating (income) loss	(6.6)	—	(3.7)	10.3	—
Equity in (income) loss of unconsolidated affiliates	—	(7.2)	—	—	(7.2)
Interest expense	19.6	11.1	1.4	(10.3)	21.8
Income (loss) from continuing operations before income taxes	147.8	228.6	23.7	(169.1)	231.0
Income tax (benefit) expense from continuing operations	(4.4)	75.4	8.1	—	79.1
Income (loss) from continuing operations	152.2	153.2	15.6	(169.1)	151.9
Income (loss) from discontinued operations, net of tax	—	—	—	—	—
Net income (loss)	$152.2	$153.2	$15.6	$(169.1)	$151.9
Net (income) loss attributable to noncontrolling interest	—	—	—	—	—
Net income (loss) attributable to controlling interest	$152.2	$153.2	$15.6	$(169.1)	$151.9

THE SCOTTS MIRACLE-GRO COMPANY
Condensed Consolidating Statement of Operations
for the nine months ended July 1, 2017
(In millions)
(Unaudited)

	Parent	Subsidiary Guarantors	Non- Guarantors	Eliminations/ Consolidations	Consolidated
Net sales	$—	$2,010.8	$517.4	$—	$2,528.2
Cost of sales	—	1,191.1	375.4	—	1,566.5
Gross profit	—	819.7	142.0	—	961.7
Operating expenses:
Selling, general and administrative	—	375.3	112.5	1.0	488.8
Impairment, restructuring and other	—	9.4	(0.6)	—	8.8
Other (income) loss, net	(0.6)	(10.4)	(1.5)	—	(12.5)
Income (loss) from operations	0.6	445.4	31.6	(1.0)	476.6
Equity (income) loss in subsidiaries	(276.1)	(14.0)	—	290.1	—
Other non-operating (income) loss	(18.4)	—	(13.6)	32.0	—
Equity in (income) loss of unconsolidated affiliates	—	30.0	0.1	—	30.1
Interest expense	54.9	32.3	3.7	(32.0)	58.9
Income (loss) from continuing operations before income taxes	240.2	397.1	41.4	(291.1)	387.6
Income tax (benefit) expense from continuing operations	(12.5)	132.7	14.5	—	134.7
Income (loss) from continuing operations	252.7	264.4	26.9	(291.1)	252.9
Income (loss) from discontinued operations, net of tax	—	(0.6)	—	—	(0.6)
Net income (loss)	$252.7	$263.8	$26.9	$(291.1)	$252.3
Net (income) loss attributable to noncontrolling interest	—	—	—	(0.5)	(0.5)
Net income (loss) attributable to controlling interest	$252.7	$263.8	$26.9	$(291.6)	$251.8

THE SCOTTS MIRACLE-GRO COMPANY
Condensed Consolidating Statement of Comprehensive Income (Loss)
for the three months ended July 1, 2017
(In millions)
(Unaudited)

	Parent	Subsidiary Guarantors	Non- Guarantors	Eliminations/ Consolidations	Consolidated
Net income (loss)	$152.2	$153.2	$15.6	$(169.1)	$151.9
Other comprehensive income (loss), net of tax:
Net foreign currency translation adjustment	5.8	—	5.8	(5.8)	5.8
Net change in derivatives	(0.8)	(1.0)	—	1.0	(0.8)
Net change in pension and other post-retirement benefits	0.5	0.2	0.3	(0.5)	0.5
Total other comprehensive income (loss)	5.5	(0.8)	6.1	(5.3)	5.5
Comprehensive income (loss)	$157.7	$152.4	$21.7	$(174.4)	$157.4
Comprehensive (income) loss attributable to noncontrolling interest	—	—	—	(0.1)	(0.1)
Comprehensive income attributable to controlling interest	$157.7	$152.4	$21.7	$(174.5)	$157.3

THE SCOTTS MIRACLE-GRO COMPANY
Condensed Consolidating Statement of Comprehensive Income (Loss)
for the nine months ended July 1, 2017
(In millions)
(Unaudited)

	Parent	Subsidiary Guarantors	Non- Guarantors	Eliminations/ Consolidations	Consolidated
Net income (loss)	$252.7	$263.8	$26.9	$(291.1)	$252.3
Other comprehensive income (loss), net of tax:
Net foreign currency translation adjustment	3.6	—	3.6	(3.6)	3.6
Net change in derivatives	3.7	(0.2)	—	0.2	3.7
Net change in pension and other post-retirement benefits	1.4	0.4	1.0	(1.4)	1.4
Total other comprehensive income (loss)	8.7	0.2	4.6	(4.8)	8.7
Comprehensive income (loss)	$261.4	$264.0	$31.5	$(295.9)	$261.0
Comprehensive (income) loss attributable to noncontrolling interest	—	—	—	(0.6)	(0.6)
Comprehensive income attributable to controlling interest	$261.4	$264.0	$31.5	$(296.5)	$260.4

THE SCOTTS MIRACLE-GRO COMPANY
Condensed Consolidating Statement of Cash Flows
for the nine months ended July 1, 2017
(In millions)
(Unaudited)

	Parent	Subsidiary Guarantors	Non- Guarantors	Eliminations/ Consolidations	Consolidated
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES (a)	$(37.4)	$216.1	$(95.8)	$(0.5)	$82.4

INVESTING ACTIVITIES (a)
Proceeds from sale of long-lived assets	—	4.9	0.1	—	5.0
Investments in property, plant and equipment	—	(36.1)	(5.9)	—	(42.0)
Net (investments in) distributions from unconsolidated affiliates	—	—	(0.2)	—	(0.2)
Investments in acquired businesses, net of cash acquired	—	(80.5)	(8.7)	—	(89.2)
Return of investments from affiliates	511.1	32.4	—	(543.5)	—
Investing cash flows from (to) affiliates	(464.5)	(248.2)	—	712.7	—
Net cash provided by (used in) investing activities	46.6	(327.5)	(14.7)	169.2	(126.4)

FINANCING ACTIVITIES
Borrowings under revolving and bank lines of credit and term loans	—	1,152.3	210.5	—	1,362.8
Repayments under revolving and bank lines of credit and term loans	—	(973.6)	(231.7)	—	(1,205.3)
Proceeds from issuance of 5.250% Senior Notes	250.0	—	—	—	250.0
Financing and issuance fees	(3.8)	(0.5)	—	—	(4.3)
Dividends paid	(89.4)	(511.1)	(0.5)	511.6	(89.4)
Distribution paid by AeroGrow	—	—	(40.5)	32.4	(8.1)
Purchase of Common Shares	(173.8)	—	—	—	(173.8)
Payments on seller notes	—	(15.5)	(13.2)	—	(28.7)
Excess tax benefits from share-based payment arrangements	4.5	—	—	—	4.5
Cash received from the exercise of stock options	3.3	—	—	—	3.3
Financing cash flows from (to) affiliates	—	464.5	248.2	(712.7)	—
Net cash provided by (used in) financing activities	(9.2)	116.1	172.8	(168.7)	111.0
Effect of exchange rate changes on cash	—	—	2.0	—	2.0
Net increase (decrease) in cash and cash equivalents	—	4.7	64.3	—	69.0
Cash and cash equivalents at beginning of period	—	2.7	47.4	—	50.1
Cash and cash equivalents at end of period	$—	$7.4	$111.7	$—	$119.1

(a)
Cash received by the Parent from the Guarantors and Non-Guarantors in the form of dividends in the amount of $511.1 million represent return of investments and are included in cash flows from investing activities. Cash received by the Guarantors from the Non-Guarantors in the form of distributions in the amount of $32.4 million represent return of investments and are included in cash flows from investing activities. Cash received by the Guarantor from the Non-Guarantors in the form of dividends in the amount of $0.5 million represent return on investments and are included in cash flows from operating activities.

THE SCOTTS MIRACLE-GRO COMPANY
Condensed Consolidating Balance Sheet
As of July 1, 2017
(In millions)
(Unaudited)

	Parent	Subsidiary Guarantors	Non- Guarantors	Eliminations/ Consolidations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$—	$7.4	$111.7	$—	$119.1
Accounts receivable, net	—	283.7	190.6	—	474.3
Accounts receivable pledged	—	277.8	—	—	277.8
Inventories	—	331.9	134.7	—	466.6
Prepaid and other current assets	1.2	96.4	48.9	—	146.5
Total current assets	1.2	997.2	485.9	—	1,484.3
Investment in unconsolidated affiliates	—	65.0	0.7	—	65.7
Property, plant and equipment, net	—	382.4	78.4	—	460.8
Goodwill	—	294.0	103.1	11.6	408.7
Intangible assets, net	—	641.8	155.6	9.2	806.6
Other assets	9.1	109.8	2.6	(0.1)	121.4
Equity investment in subsidiaries	1,112.1	—	—	(1,112.1)	—
Intercompany assets	1,008.9	3.1	—	(1,012.0)	—
Total assets	$2,131.3	$2,493.3	$826.3	$(2,103.4)	$3,347.5

LIABILITIES AND EQUITY
Current liabilities:
Current portion of debt	$15.0	$265.8	$23.3	$(15.0)	$289.1
Accounts payable	—	134.8	89.2	—	224.0
Other current liabilities	8.1	214.4	104.9	—	327.4
Total current liabilities	23.1	615.0	217.4	(15.0)	840.5
Long-term debt	1,377.3	642.8	135.8	(736.2)	1,419.7
Other liabilities	0.5	265.8	73.2	4.8	344.3
Equity investment in subsidiaries	—	90.1	—	(90.1)	—
Intercompany liabilities	—	—	244.4	(244.4)	—
Total liabilities	1,400.9	1,613.7	670.8	(1,080.9)	2,604.5
Total equity—controlling interest	730.4	879.6	155.5	(1,035.1)	730.4
Noncontrolling interest	—	—	—	12.6	12.6
Total equity	730.4	879.6	155.5	(1,022.5)	743.0
Total liabilities and equity	$2,131.3	$2,493.3	$826.3	$(2,103.4)	$3,347.5

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

THE SCOTTS MIRACLE-GRO COMPANY
Condensed Consolidating Statement of Cash Flows
for the nine months ended July 2, 2016
(In millions)
(Unaudited)

	Parent	Subsidiary Guarantors	Non- Guarantors	Eliminations/ Consolidations	Consolidated
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	$(33.4)	$18.6	$(43.2)	$29.1	$(28.9)

INVESTING ACTIVITIES (a)
Proceeds from sale of long-lived assets	—	2.4	—	—	2.4
Investments in property, plant and equipment	—	(29.4)	(6.3)	—	(35.7)
Investments in loans receivable	—	(90.0)	—	—	(90.0)
Net (investments in) distributions from unconsolidated affiliates	—	194.1	—	—	194.1
Cash contributed to TruGreen Joint Venture	—	(24.2)	—	—	(24.2)
Investments in acquired businesses, net of cash acquired	—	—	(161.4)	—	(161.4)
Return of investments from affiliates	758.4	—	—	(758.4)	—
Investing cash flows from (to) affiliates	(760.4)	(29.1)	—	789.5	—
Net cash provided by (used in) investing activities	(2.0)	23.8	(167.7)	31.1	(114.8)

FINANCING ACTIVITIES
Borrowings under revolving and bank lines of credit and term loans	—	1,669.3	213.3	—	1,882.6
Repayments under revolving and bank lines of credit and term loans	—	(1,652.6)	(110.3)	—	(1,762.9)
Proceeds from issuance of 6.000% Senior Notes	400.0	—	—	—	400.0
Repayment of 6.625% Senior Notes	(200.0)	—	—	—	(200.0)
Financing and issuance fees	(11.2)	—	—	—	(11.2)
Dividends paid	(86.4)	(747.4)	(11.0)	758.4	(86.4)
Purchase of Common Shares	(81.2)	—	—	—	(81.2)
Payments on seller notes	—	(1.8)	(0.5)	—	(2.3)
Excess tax benefits from share-based payment arrangements	4.3	—	—	—	4.3
Cash received from the exercise of stock options	9.9	—	—	—	9.9
Financing cash flows from (to) affiliates	—	689.0	129.6	(818.6)	—
Net cash provided by (used in) financing activities	35.4	(43.5)	221.1	(60.2)	152.8
Effect of exchange rate changes on cash	—	—	(3.3)	—	(3.3)
Net increase (decrease) in cash and cash equivalents	—	(1.1)	6.9	—	5.8
Cash and cash equivalents at beginning of period	—	8.2	63.2	—	71.4
Cash and cash equivalents at end of period	$—	$7.1	$70.1	$—	$77.2

(a)	Cash received by the Parent from its subsidiaries in the form of dividends in the amount of $758.4 million represent return of investments and are included in cash flows from investing activities.

THE SCOTTS MIRACLE-GRO COMPANY
Condensed Consolidating Balance Sheet
As of July 2, 2016
(In millions)
(Unaudited)

	Parent	Subsidiary Guarantors	Non- Guarantors	Eliminations/ Consolidations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$—	$7.1	$70.1	$—	$77.2
Accounts receivable, net	—	157.8	201.9	—	359.7
Accounts receivable pledged	—	435.1	—	—	435.1
Inventories	—	354.3	115.6	—	469.9
Prepaid and other current assets	0.2	96.2	42.8	—	139.2
Total current assets	0.2	1,050.5	430.4	—	1,481.1
Investment in unconsolidated affiliates	—	94.4	—	—	94.4
Property, plant and equipment, net	—	375.5	74.1	—	449.6
Goodwill	—	260.4	74.0	11.6	346.0
Intangible assets, net	—	599.2	140.8	10.6	750.6
Other assets	14.7	115.0	15.3	(13.2)	131.8
Equity investment in subsidiaries	833.3	—	—	(833.3)	—
Intercompany assets	1,071.5	—	—	(1,071.5)	—
Total assets	$1,919.7	$2,495.0	$734.6	$(1,895.8)	$3,253.5

LIABILITIES AND EQUITY
Current liabilities:
Current portion of debt	$15.0	$364.0	$18.5	$(15.0)	$382.5
Accounts payable	—	176.9	72.6	—	249.5
Other current liabilities	11.3	241.6	106.3	—	359.2
Total current liabilities	26.3	782.5	197.4	(15.0)	991.2
Long-term debt	1,076.2	501.2	191.5	(644.8)	1,124.1
Other liabilities	4.3	277.9	30.6	(6.8)	306.0
Equity investment in subsidiaries	—	149.7	—	(149.7)	—
Intercompany liabilities	—	197.1	204.9	(402.0)	—
Total liabilities	1,106.8	1,908.4	624.4	(1,218.3)	2,421.3
Total equity—controlling interest	812.9	586.6	110.2	(696.8)	812.9
Noncontrolling interest	—	—	—	19.3	19.3
Total equity	812.9	586.6	110.2	(677.5)	832.2
Total liabilities and equity	$1,919.7	$2,495.0	$734.6	$(1,895.8)	$3,253.5

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
EXECUTIVE SUMMARY
We are dedicated to delivering strong, long-term financial results and outstanding shareholder returns by providing products of superior quality and value to enhance consumers’ lawn and garden environments. We are a leading manufacturer and marketer of branded consumer lawn and garden products in North America and Europe. We are the exclusive agent of the Monsanto Company (“Monsanto”) for the marketing and distribution of consumer Roundup® non-selective herbicide products within the United States and other contractually specified countries. We have a presence in similar consumer branded product categories in Australia, the Far East and Latin America. In addition, with our recent acquisitions of General Hydroponics, Vermicrop, Gavita, Botanicare and Agrolux, and our control of AeroGrow, we are a leading producer of liquid plant food products, growing media, advanced indoor garden and lighting systems and accessories for hydroponic gardening. Our operations are divided into three reportable segments: U.S. Consumer, Europe Consumer and Other.
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
On April 29, 2017, we received a binding and irrevocable conditional offer (the “Offer”) from Exponent Private Equity LLP (“Exponent”) to purchase our consumer lawn and garden business carried on in certain international jurisdictions (the “International Business”). On July 5, 2017, we accepted the Offer and entered into the Share and Business Sale Agreement (the “Agreement”) contemplated by the Offer. Pursuant to the Agreement, Scotts-Sierra Investments LLC, our indirect wholly-owned subsidiary (“Sierra”) and certain of its direct and indirect subsidiaries, will enter into separate stock or asset sale transactions with respect to the consumer lawn and garden businesses located in Australia, Austria, Benelux, Czech Republic, France, Germany, Poland and the United Kingdom. Upon closing of the transaction, Exponent will pay us approximately EUR 210.0 million (subject to potential adjustment following closing in respect of the actual financial position at closing) and a deferred payment amount of up to EUR 20.0 million, contingent on the achievement of certain performance criteria by the International Business following the closing of the transaction. We expect the transaction to close during the fourth quarter of fiscal 2017. For additional information, see “NOTE 16. OTHER” of the Notes to Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q.
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
In August 2014, the Scotts Miracle-Gro Board of Directors authorized the repurchase of up to $500.0 million of Common Shares over a five-year period (effective November 1, 2014 through September 30, 2019). On August 3, 2016, Scotts Miracle-Gro announced that its Board of Directors authorized a $500.0 million increase to the share repurchase authorization ending on September 30, 2019. The amended authorization allows for repurchases of Common Shares of $1.0 billion through September 30, 2019. During the three and nine months ended July 1, 2017, Scotts Miracle-Gro repurchased 1.0 million and 2.0 million Common Shares for $84.6 million and $175.1 million, respectively. From the inception of this share repurchase program in the fourth quarter of fiscal 2014 through July 1, 2017, Scotts Miracle-Gro repurchased approximately 4.0 million Common Shares for $320.8 million.
On August 1, 2017, the Scotts Miracle-Gro Board of Directors approved an increase in our quarterly cash dividend from $0.50 to $0.53 per Common Share.

RESULTS OF OPERATIONS
Effective in our second quarter of fiscal 2016, we classified our results of operations for all periods presented to reflect the SLS Business as a discontinued operation. As a result, and unless specifically stated, all discussions regarding results for the three and nine months ended July 1, 2017 and July 2, 2016 reflect results from our continuing operations. The following table sets forth the components of income and expense as a percentage of net sales:

	THREE MONTHS ENDED		NINE MONTHS ENDED
	JULY 1, 2017	JULY 2, 2016	JULY 1, 2017	JULY 2, 2016
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	61.5	64.0	62.0	63.0
Cost of sales—impairment, restructuring and other	—	—	—	0.2
Gross profit	38.5	36.0	38.0	36.8
Operating expenses:
Selling, general and administrative	16.0	15.4	19.3	19.1
Impairment, restructuring and other	0.4	(0.6)	0.3	(2.1)
Other income, net	(0.6)	(0.6)	(0.5)	(0.3)
Income from operations	22.8	21.8	18.9	20.1
Equity in (income) loss of unconsolidated affiliates	(0.7)	0.4	1.2	0.1
Costs related to refinancing	—	—	—	0.4
Interest expense	2.0	1.6	2.3	2.2
Income from continuing operations before income taxes	21.4	19.8	15.3	17.4
Income tax expense from continuing operations	7.3	7.0	5.3	6.2
Income from continuing operations	14.1	12.8	10.0	11.2
Income (loss) from discontinued operations, net of tax	—	8.6	—	2.8
Net income	14.1%	21.4%	10.0%	14.0%
The sum of the components may not equal due to rounding.
Net Sales
Net sales for the three months ended July 1, 2017 were $1,078.0 million, an increase of 8.4% from net sales of $994.1 million for the three months ended July 2, 2016. Net sales for the nine months ended July 1, 2017 were $2,528.2 million, an increase of 3.9% from net sales of $2,433.8 million for the nine months ended July 2, 2016. The change in net sales was attributable to the following:

	THREE MONTHS ENDED	NINE MONTHS ENDED
	JULY 1, 2017	JULY 1, 2017
Acquisitions	3.9%	4.9%
Pricing	2.5	1.2
Foreign exchange rates	(0.9)	(0.8)
Volume	2.9	(1.4)
Change in net sales	8.4%	3.9%
The increase in net sales for the three months ended July 1, 2017 was primarily driven by:

•
the addition of net sales from acquisitions in our Other segment, primarily from our hydroponic and indoor gardening businesses of Gavita, Botanicare and Agrolux, as well as a Canadian growing media operation;

•	a favorable impact of increased pricing in our U.S. Consumer segment primarily driven by lower volume rebates as a result of year-to-date sales volume decline; and

•
increased sales volume, driven by increased sales of fertilizer, grass seed and Roundup® For Lawns products in our U.S. Consumer segment and increased sales of hydroponic gardening products in our Other segment, partially offset by decreased sales of mulch products in our U.S. Consumer segment;

•	partially offset by the unfavorable impact of foreign exchange rates as a result of the strengthening of the U.S. dollar relative to other currencies including Canadian dollar, euro and British pound.

The increase in net sales for the nine months ended July 1, 2017 was primarily driven by:

•
the addition of net sales from acquisitions in our Other segment, primarily from our hydroponic and indoor gardening businesses of Gavita, Botanicare and Agrolux, as well as a Canadian growing media operation; and

•	a favorable impact of increased pricing in our U.S. Consumer segment primarily driven by lower volume rebates as a result of year-to-date sales volume decline;

•
partially offset by decreased sales volume in our U.S. Consumer segment, driven by decreased sales of mulch products, partially offset by increased sales of grass seed and Roundup® For Lawns products, and increased sales of hydroponic gardening products in our Other segment;

•	decreased net sales associated with our Marketing Agreement for consumer Roundup®; and

•	the unfavorable impact of foreign exchange rates as a result of the strengthening of the U.S. dollar relative to other currencies including Canadian dollar, euro and British pound.
Cost of Sales
The following table shows the major components of cost of sales:

	THREE MONTHS ENDED		NINE MONTHS ENDED
	JULY 1, 2017	JULY 2, 2016	JULY 1, 2017	JULY 2, 2016
	(In millions)
Materials	$382.2	$367.4	$886.7	$880.7
Distribution and warehousing	114.0	114.8	279.5	287.5
Manufacturing labor and overhead	148.5	135.7	344.0	309.2
Roundup® reimbursements	18.1	18.4	56.3	55.2
	662.8	636.3	1,566.5	1,532.6
Impairment, restructuring and other	—	0.4	—	5.5
	$662.8	$636.7	$1,566.5	$1,538.1

Factors contributing to the change in cost of sales are outlined in the following table:

	THREE MONTHS ENDED	NINE MONTHS ENDED
	JULY 1, 2017	JULY 1, 2017
	(In millions)
Volume and product mix	$38.4	$61.2
Roundup® reimbursements	(0.3)	1.1
Material costs	(4.6)	(13.8)
Foreign exchange rates	(7.0)	(14.6)
	26.5	33.9
Impairment, restructuring and other	(0.4)	(5.5)
Change in cost of sales	$26.1	$28.4
The increase in cost of sales for the three months ended July 1, 2017 was primarily driven by:

•
costs related to sales from acquisitions in our Other segment of $28.1 million, primarily from our hydroponic and indoor gardening businesses of Gavita, Botanicare and Agrolux, as well as a Canadian growing media operation; and

•	higher sales volume in our U.S. Consumer and Other segments;

•	partially offset by lower material costs in our U.S. Consumer segment driven by lower commodity costs primarily related to fertilizer inputs;

•	the favorable impact of foreign exchange rates as a result of the strengthening of the U.S. dollar relative to other currencies including Canadian dollar, euro and British pound; and

•	a decrease in net sales attributable to reimbursements under our Marketing Agreement for consumer Roundup®.

The increase in cost of sales for the nine months ended July 1, 2017 was primarily driven by:

•
costs related to sales from acquisitions in our Other segment of $87.6 million, primarily from our hydroponic and indoor gardening businesses of Gavita, Botanicare and Agrolux, as well as a Canadian growing media operation; and

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

•
a decrease in other charges of $5.5 million related to costs incurred during the nine months ended July 2, 2016 to address consumer complaints regarding our reformulated Bonus® S product sold during fiscal 2015.

Gross Profit
As a percentage of net sales, our gross profit rate was 38.5% and 36.0% for the three months ended July 1, 2017 and July 2, 2016, respectively. As a percentage of net sales, our gross profit rate was 38.0% and 36.8% for the nine months ended July 1, 2017 and July 2, 2016, respectively. Factors contributing to the change in gross profit rate are outlined in the following table:

	THREE MONTHS ENDED	NINE MONTHS ENDED
	JULY 1, 2017	JULY 1, 2017
Volume and product mix	0.9%	0.7%
Pricing	1.5	0.7
Material costs	0.5	0.4
Roundup® commissions and reimbursements	—	(0.2)
Acquisitions	(0.4)	(0.6)
	2.5%	1.0%
Impairment, restructuring and other	—	0.2
Change in gross profit rate	2.5%	1.2%
The increase in gross profit rate for the three months ended July 1, 2017 was primarily driven by:

•	a favorable impact of increased pricing in our U.S. Consumer segment primarily driven by lower volume rebates as a result of year-to-date sales volume decline;

•	favorable product mix in our U.S. Consumer segment due to increased sales of fertilizer and grass seed products and decreased sales of mulch products; and

•	lower material costs in our U.S. Consumer segment driven by lower commodity costs primarily related to fertilizer inputs;

•	partially offset by an unfavorable net impact from acquisitions in our Other segment, primarily from Gavita, Botanicare, Agrolux and a Canadian growing media operation.
The increase in the gross profit rate for the nine months ended July 1, 2017 was primarily driven by:

•	favorable product mix in our U.S. Consumer segment due to increased sales of Roundup® For Lawns and grass seed products and decreased sales of mulch products;

•	a favorable impact of increased pricing in our U.S. Consumer segment primarily driven by lower volume rebates as a result of year-to-date sales volume decline;

•	lower material costs in our U.S. Consumer segment driven by lower commodity costs primarily related to fertilizer inputs; and

•
a decrease in other charges of $5.5 million related to costs incurred during the nine months ended July 2, 2016 to address consumer complaints regarding our reformulated Bonus® S product sold during fiscal 2015;

•	partially offset by an unfavorable net impact from acquisitions in our Other segment, primarily from Gavita, Botanicare, Agrolux and a Canadian growing media operation; and

•	a decrease in net sales attributable to our Marketing Agreement for consumer Roundup®.
Selling, General and Administrative Expenses
The following table sets forth the components of selling, general and administrative expenses (“SG&A”):

	THREE MONTHS ENDED		NINE MONTHS ENDED
	JULY 1, 2017	JULY 2, 2016	JULY 1, 2017	JULY 2, 2016
	(In millions)
Advertising	$43.8	$43.5	$113.2	$115.6
Research and development	12.6	12.5	35.2	33.3
Share-based compensation	5.4	2.4	20.5	13.7
Amortization of intangibles	5.7	4.2	17.4	11.4
Other selling, general and administrative	104.5	89.3	302.5	292.1
	$172.0	$151.9	$488.8	$466.1
SG&A increased $20.1 million during the three months ended July 1, 2017 compared to the three months ended July 2, 2016. Advertising expense increased $0.3 million, or 0.7%, during the three months ended July 1, 2017 compared to the three months ended July 2, 2016, driven by the timing of media spending. Share-based compensation increased $3.0 million during the three months ended July 1, 2017 compared to the three months ended July 2, 2016 due to the issuance of equity awards as part of the Project Focus initiative. Amortization expense increased $1.5 million during the three months ended July 1, 2017 compared to the three months ended July 2, 2016 due to the impact of recent acquisitions. The increase in other SG&A expenses of $15.2 million was driven by higher variable incentive compensation expense of $11.3 million due to timing and the impact of recent acquisitions of $3.3 million, partially offset by the favorable impact of foreign exchange rates as the U.S. dollar has strengthened relative to other currencies including Canadian dollar, euro and British pound.
SG&A increased $22.7 million during the nine months ended July 1, 2017 compared to the nine months ended July 2, 2016. Advertising expense decreased $2.4 million, or 2.1%, during the nine months ended July 1, 2017 compared to the nine months ended July 2, 2016, driven by the timing of media spending. Share-based compensation increased $6.8 million during the nine months ended July 1, 2017 compared to the nine months ended July 2, 2016 due to the issuance of equity awards as part of the Project Focus initiative. Amortization expense increased $6.0 million during the nine months ended July 1, 2017 compared to the nine months ended July 2, 2016 due to the impact of recent acquisitions. The increase in other SG&A expenses of $10.4 million was due to the impact of recent acquisitions of $11.1 million and increased headcount and integration costs for our hydroponic and indoor gardening businesses of $3.8 million, partially offset by lower deal costs related to transaction activity of $5.4 million and the favorable impact of foreign exchange rates as the U.S. dollar has strengthened relative to other currencies including Canadian dollar, euro and British pound.
Impairment, Restructuring and Other
The following table sets forth the components of impairment, restructuring and other charges (recoveries) recorded within the “Cost of sales—impairment, restructuring and other,” “Impairment, restructuring and other” and “Income (loss) from discontinued operations, net of tax” lines in the Condensed Consolidated Statements of Operations:

	THREE MONTHS ENDED		NINE MONTHS ENDED
	JULY 1, 2017	JULY 2, 2016	JULY 1, 2017	JULY 2, 2016
	(In millions)
Cost of sales—impairment, restructuring and other:
Restructuring and other charges	$—	$0.4	$—	$5.5
Operating expenses:
Restructuring and other charges (recoveries)	4.1	(5.8)	8.8	(51.7)
Impairment, restructuring and other charges (recoveries) from continuing operations	$4.1	$(5.4)	$8.8	$(46.2)
Restructuring and other charges from discontinued operations	0.1	—	0.8	13.6
Total impairment, restructuring and other charges (recoveries)	$4.2	$(5.4)	$9.6	$(32.6)

In the first quarter of fiscal 2016, we announced a series of initiatives called Project Focus designed to maximize the value of our non-core assets and focus on emerging categories of the lawn and garden industry in our core U.S. business. During the three and nine months ended July 1, 2017, our Corporate function recognized costs of $4.1 million and $8.8 million, respectively, as compared to (recoveries) costs of $(0.3) million and $2.3 million for the three and nine months ended July 2, 2016, respectively, related to Project Focus transaction activity within the “Impairment, restructuring and other” line in the Condensed Consolidated Statements of Operations. Costs incurred to date since the inception of the current initiatives are $3.4 million for our U.S. Consumer segment related to termination benefits, $2.0 million for our Europe Consumer segment related to termination benefits and $13.4 million for our Corporate function related to transaction activity.
During the third quarter of fiscal 2015, our U.S. Consumer segment began experiencing an increase in certain consumer complaints related to the reformulated Bonus® S fertilizer product sold in the southeastern United States during fiscal 2015 indicating customers were experiencing damage to their lawns after application. We have not incurred costs related to this matter during the three and nine months ended July 1, 2017. During the three and nine months ended July 2, 2016, we incurred $0.5 million and $6.9 million, respectively, in costs related to resolving these consumer complaints and the recognition of costs we expected to incur for consumer claims within the “Impairment, restructuring and other” and the “Cost of sales—impairment, restructuring and other” lines in the Condensed Consolidated Statements of Operations. Additionally, we recorded offsetting insurance reimbursement recoveries of $5.9 million and $55.9 million for the three and nine months ended July 2, 2016, respectively, within the “Impairment, restructuring and other” line in the Condensed Consolidated Statements of Operations. Costs incurred to date since the inception of this matter were $73.8 million, partially offset by insurance reimbursement recoveries of $60.8 million.
On April 13, 2016, as part of Project Focus, we completed the contribution of the SLS Business to the TruGreen Joint Venture. As a result, effective in our second quarter of fiscal 2016, we classified our results of operations for all periods presented to reflect the SLS Business as a discontinued operation and classified the assets and liabilities of the SLS Business as held for sale. Refer to “NOTE 2. DISCONTINUED OPERATIONS” for more information. During the three and nine months ended July 1, 2017, we recognized $0.1 million and $0.8 million, respectively, in transaction related costs associated with the divestiture of the SLS Business within the “Income (loss) from discontinued operations, net of tax” line in the Condensed Consolidated Statements of Operations. During the three and nine months ended July 2, 2016, we recognized zero and $9.0 million, respectively, for the resolution of a prior SLS Business litigation matter, as well as zero and $4.6 million, respectively, in transaction related costs associated with the divestiture of the SLS Business within the “Income (loss) from discontinued operations, net of tax” line in the Condensed Consolidated Statements of Operations.
Other Income, net
Other income is comprised of activities outside our normal business operations, such as royalty income from the licensing of certain of our brand names, income earned from loans receivable, foreign exchange gains/losses and gains/losses from the disposition of non-inventory assets. Other income, net, was $6.5 million and $12.5 million for the three and nine months ended July 1, 2017, respectively, compared to $5.6 million and $7.1 million for the three and nine months ended July 2, 2016, respectively. The increase in other income for the three months ended July 1, 2017 was due to gains on long-lived asset disposals, partially offset by a decrease in royalty income earned from the TruGreen Joint Venture related to its use of our brand names. The increase in other income for the nine months ended July 1, 2017 was due to an increase in income on loans receivable and gains on long-lived asset disposals, partially offset by a decrease in royalty income earned from the TruGreen Joint Venture related to its use of our brand names.
Income from Operations
Income from operations was $245.6 million for the three months ended July 1, 2017 compared to $216.9 million for the three months ended July 2, 2016, an increase of $28.7 million, or 13.2%. The increase was driven by an increase in net sales and gross profit rate, partially offset by higher SG&A and impairment, restructuring and other charges during the three months ended July 1, 2017 as compared to recoveries during the three months ended July 2, 2016.
Income from operations was $476.6 million for the nine months ended July 1, 2017 compared to $488.4 million for the nine months ended July 2, 2016, a decrease of $11.8 million, or 2.4%. The decrease was driven by impairment, restructuring and other charges during the nine months ended July 1, 2017 as compared to recoveries during the nine months ended July 2, 2016, and higher SG&A, partially offset by an increase in net sales, gross profit rate and other income.
Equity in (Income) Loss of Unconsolidated Affiliates
We hold a minority equity interest of 30% in the TruGreen Joint Venture. This interest is accounted for using the equity method of accounting, with our proportionate share of TruGreen Joint Venture earnings reflected in the Condensed Consolidated Statements of Operations. Equity in income (loss) of unconsolidated affiliates was $7.2 million and $(30.1) million for the three and nine months ended July 1, 2017, respectively, as compared to $(3.5) million for the three and nine months ended July 2, 2016. Included within income (loss) of unconsolidated affiliates for the three and nine months ended July 1, 2017 are charges of $5.0 million and $16.7 million, respectively, which represent our share of restructuring and other charges incurred by the TruGreen Joint Venture. These charges included $1.1 million for transaction costs, $3.0 million and $10.9 million for nonrecurring integration and separation costs and $0.9 million and $4.7 million for a non-cash purchase accounting fair value write down adjustment related to deferred revenue and advertising for the three and nine months ended July 1, 2017, respectively. Our share of restructuring and other charges incurred by the TruGreen Joint Venture were $17.0 million for the three and nine months ended July 2, 2016. These charges included $10.8 million for transaction costs, $0.6 million for nonrecurring integration and separation costs and $5.6 million for a non-cash purchase accounting fair value write down adjustment related to deferred revenue and advertising for the three and nine months ended July 2, 2016.
Costs Related to Refinancing
Costs related to refinancing were $8.8 million for the nine months ended July 2, 2016. The costs incurred were associated with the redemption of our 6.625% Senior Notes on December 15, 2015, and are comprised of $6.6 million of call premium and $2.2 million of unamortized bond discount and issuance costs that were written off.
Interest Expense
Interest expense was $21.8 million for the three months ended July 1, 2017 compared to $16.9 million for the three months ended July 2, 2016. The increase of $4.9 million was driven by an increase in average borrowings of $199.3 million, which is net of a decrease of $1.0 million due to the impact of foreign exchange rates, as well as an increase in our weighted average interest rate of 58 basis points. The increase in average borrowings was driven by the recent acquisitions of Botanicare and Agrolux and an increase in repurchases of our Common Shares. The increase in weighted average interest rate was primarily due to the issuance of our 5.250% Senior Notes on December 15, 2016.
Interest expense was $58.9 million for the nine months ended July 1, 2017 compared to $52.3 million for the nine months ended July 2, 2016. The increase of $6.6 million was driven by an increase in average borrowings of $150.6 million, which is net of a decrease of $5.4 million due to the impact of foreign exchange rates, as well as an increase in our weighted average interest rate of 12 basis points. The increase in average borrowings was driven by recent acquisition activity, primarily related to Botanicare, Gavita, Agrolux and a Canadian growing media operation, and an increase in repurchases of our Common Shares. The increase in weighted average interest rate was primarily due to the issuance of our 5.250% Senior Notes on December 15, 2016.
Income Tax Expense
The effective tax rate related to continuing operations for the nine months ended July 1, 2017 and July 2, 2016 was 34.8% and 35.5%, respectively. The effective tax rate used for interim purposes was based on our best estimate of factors impacting the effective tax rate for the full fiscal year. Factors affecting the estimated effective tax rate include assumptions as to income by jurisdiction (domestic and foreign), the availability and utilization of tax credits and the existence of elements of income and expense that may not be taxable or deductible. The estimated effective tax rate is subject to revision in later interim periods and at fiscal year end as facts and circumstances change during the course of the fiscal year. There can be no assurances that the effective tax rate estimated for interim financial reporting purposes will approximate the effective tax rate determined at fiscal year end.
Income from Continuing Operations
Income from continuing operations was $151.9 million, or $2.53 per diluted share, for the three months ended July 1, 2017 compared to $127.0 million, or $2.06 per diluted share, for the three months ended July 2, 2016. The increase was driven by an increase in net sales, gross profit rate and equity in income of unconsolidated affiliates, partially offset by higher SG&A, interest expense and impairment, restructuring and other charges during the three months ended July 1, 2017 as compared to recoveries during the three months ended July 2, 2016. Diluted average common shares used in the diluted income per common share calculation were 60.0 million for the three months ended July 1, 2017 compared to 61.9 million for the three months ended July 2, 2016. The decrease was primarily the result of Common Share repurchase activity, partially offset by the exercise and issuance of share-based compensation awards.
Income from continuing operations was $252.9 million, or $4.17 per diluted share, for the nine months ended July 1, 2017 compared to $273.5 million, or $4.40 per diluted share, for the nine months ended July 2, 2016. The decrease was driven by impairment, restructuring and other charges during the nine months ended July 1, 2017 as compared to recoveries during the nine months ended July 2, 2016, as well as higher SG&A, equity in loss of unconsolidated affiliates and interest expense, partially offset by an increase in net sales, gross profit rate and other income and a decrease in costs related to refinancing. Diluted average common shares used in the diluted income per common share calculation were 60.6 million for the nine months ended July 1, 2017 compared to 62.2 million for the nine months ended July 2, 2016. The decrease was primarily the result of Common Share repurchase activity, partially offset by the exercise and issuance of share-based compensation awards.

Income (Loss) from Discontinued Operations, net of tax
Income (loss) from discontinued operations, net of tax, was zero and $(0.6) million for the three and nine months ended July 1, 2017, respectively, as compared to $85.7 million and $68.2 million for the three and nine months ended July 2, 2016, respectively.
During the three and nine months ended July 1, 2017, we recognized $0.1 million and $0.8 million, respectively, in transaction related costs associated with the divestiture of the SLS Business. During the three and nine months ended July 2, 2016, we recognized zero and $9.0 million, respectively, for the resolution of a prior SLS Business litigation matter, as well as zero and $4.6 million, respectively, in transaction related costs associated with the divestiture of the SLS Business.
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
The following table sets forth net sales by segment:

	THREE MONTHS ENDED		NINE MONTHS ENDED
	JULY 1, 2017	JULY 2, 2016	JULY 1, 2017	JULY 2, 2016
	(In millions)
U.S. Consumer	$792.2	$756.7	$1,880.1	$1,909.6
Europe Consumer	93.2	96.2	222.9	236.9
Other	192.6	141.2	425.2	287.3
Consolidated	$1,078.0	$994.1	$2,528.2	$2,433.8
The following table sets forth Segment Profit as well as a reconciliation to the most directly comparable GAAP measure:

	THREE MONTHS ENDED		NINE MONTHS ENDED
	JULY 1, 2017	JULY 2, 2016	JULY 1, 2017	JULY 2, 2016
	(In millions)
U.S. Consumer	$246.6	$205.8	$522.5	$487.6
Europe Consumer	13.3	11.8	23.2	24.2
Other	23.8	11.9	44.5	17.0
Total Segment Profit (Non-GAAP)	283.7	229.5	590.2	528.8
Corporate	(28.1)	(13.8)	(87.0)	(73.9)
Intangible asset amortization	(5.9)	(4.4)	(17.8)	(12.6)
Impairment, restructuring and other	(4.1)	(11.4)	(8.8)	29.1
Equity in income (loss) of unconsolidated affiliates (a)	7.2	13.5	(30.1)	13.5
Costs related to refinancing	—	—	—	(8.8)
Interest expense	(21.8)	(16.9)	(58.9)	(52.3)
Income from continuing operations before income taxes (GAAP)	$231.0	$196.5	$387.6	$423.8

(a)
Included within equity in income (loss) of unconsolidated affiliates for the three and nine months ended July 1, 2017 are charges of $5.0 million and $16.7 million, respectively, which represent the Company’s share of restructuring and other charges incurred by the TruGreen Joint Venture. For the three and nine months ended July 2, 2016, the Company’s share of restructuring and other charges incurred by the TruGreen Joint Venture of $17.0 million were included within impairment, restructuring and other above.

U.S. Consumer
U.S. Consumer segment net sales were $792.2 million in the third quarter of fiscal 2017, an increase of 4.7% from the third quarter of fiscal 2016 net sales of $756.7 million; and were $1,880.1 million in the first nine months of fiscal 2017, a decrease of 1.5% from the first nine months of fiscal 2016 net sales of $1,909.6 million. For the third quarter of fiscal 2017, the increase was driven by the favorable impacts of pricing and volume of 3.3% and 1.4%, respectively. Increased pricing for the third quarter of fiscal 2017 was primarily driven by lower volume rebates as a result of year-to-date sales volume decline. Increased sales volume for the third quarter of fiscal 2017 was driven by increased sales of fertilizer, grass seed and Roundup® For Lawns products, partially offset by decreased sales of mulch products. For the nine months ended July 1, 2017, the decrease was driven by the unfavorable impact of volume of 3.1%, partially offset by the favorable impacts of pricing and acquisitions of 1.5% and 0.1%, respectively. Increased pricing for the nine months ended July 1, 2017 was primarily driven by lower volume rebates as a result of year-to-date sales volume decline. Decreased sales volume for the nine months ended July 1, 2017 was driven by decreased sales of mulch products, partially offset by increased sales of grass seed and Roundup® For Lawns products.
U.S. Consumer Segment Profit increased by $40.8 million, or 19.8%, in the third quarter of fiscal 2017, and increased $34.9 million, or 7.2%, in the first nine months of fiscal 2017, as compared to the same periods in fiscal 2016. The increase for the three months ended July 1, 2017 was primarily due to an increase in net sales and gross profit rate, partially offset by higher SG&A. The increase for the nine months ended July 1, 2017 was primarily due to an increase in gross profit rate, higher other income and lower SG&A, partially offset by decreased net sales.
Europe Consumer
Europe Consumer segment net sales were $93.2 million in the third quarter of fiscal 2017, a decrease of 3.1% from the third quarter of fiscal 2016 net sales of $96.2 million; and were $222.9 million in the first nine months of fiscal 2017, a decrease of 5.9% from the first nine months of fiscal 2016 net sales of $236.9 million. For the third quarter of fiscal 2017, the decrease was driven by the prior year exit from the U.K. Solus business of $0.7 million, or 0.8%, and the unfavorable impact of changes in foreign exchange rates of 4.8%, partially offset by the favorable impacts of volume and increased pricing of 2.0% and 0.4%, respectively. For the nine months ended July 1, 2017, the decrease was driven by the prior year exit from the U.K. Solus business of $2.3 million, or 1.0%, and the unfavorable impacts of changes in foreign exchange rates and decreased pricing of 5.7% and 0.9%, respectively, partially offset by the favorable impact of volume of 1.6%.
Europe Consumer Segment Profit increased $1.5 million, to $13.3 million, in the third quarter of fiscal 2017, and decreased $1.0 million, to $23.2 million, in the first nine months of fiscal 2017, as compared to the same periods in fiscal 2016. The increase for the three months ended July 1, 2017 was primarily due to lower SG&A, partially offset by decreased net sales and gross profit. The decrease for the nine months ended July 1, 2017 was primarily due to decreased net sales and gross profit, partially offset by lower SG&A.
Other
Other segment net sales were $192.6 million in the third quarter of fiscal 2017, an increase of 36.4% from the third quarter of fiscal 2016 net sales of $141.2 million; and were $425.2 million in the first nine months of fiscal 2017, an increase of 48.0% from the first nine months of fiscal 2016 net sales of $287.3 million. For the third quarter of fiscal 2017, the increase was driven by the favorable impacts of acquisitions and volume of 27.4% and 12.1%, respectively, partially offset by the unfavorable impact of changes in foreign exchange rates of 3.2%. For the nine months ended July 1, 2017, the increase was driven by the favorable impacts of acquisitions and volume of 41.1% and 8.5%, respectively, partially offset by the unfavorable impact of changes in foreign exchange rates of 1.7%.
Other Segment Profit increased to $23.8 million in the third quarter of fiscal 2017 as compared to $11.9 million in the third quarter of fiscal 2016; and increased to $44.5 million in the first nine months of fiscal 2017 as compared to $17.0 million in the first nine months of fiscal 2016. The increase for the three and nine months ended July 1, 2017 was primarily driven by increased net sales and gross profit, partially offset by higher SG&A from acquired businesses and costs related to transaction activity.
Corporate
Corporate expenses were $28.1 million and $87.0 million for the three and nine months ended July 1, 2017 as compared to $13.8 million and $73.9 million for the three and nine months ended July 2, 2016, respectively. The increase for the three months ended July 1, 2017 was driven by higher variable incentive compensation expense due to timing and higher share-based compensation expense due to the issuance of equity awards as part of the Project Focus initiative. The increase for the nine months ended July 1, 2017 was primarily due to higher share-based compensation expense due to the issuance of equity awards as part of the Project Focus initiative.

LIQUIDITY AND CAPITAL RESOURCES
Operating Activities
Cash provided by operating activities totaled $82.4 million for the nine months ended July 1, 2017 as compared to cash used in operating activities of $28.9 million for the nine months ended July 2, 2016. Cash used in operating activities related to the SLS Business was $9.3 million for the nine months ended July 1, 2017 primarily due to the payment of a previously accrued SLS Business litigation matter. Cash provided by operating activities related to the SLS Business was $38.9 million for the nine months ended July 2, 2016.
Cash from operating activities increased $111.3 million for the first nine months of fiscal 2017 as compared to the first nine months of fiscal 2016, primarily driven by a decrease in cash used for working capital. The decrease in cash used for working capital was driven by Company-wide efforts to improve inventory management and reduce inventory levels, improved timing of customer receipts and a decrease in accounts receivable from the TruGreen Joint Venture for expenses incurred pursuant to a short-term transition services agreement and an employee leasing agreement, partially offset by insurance reimbursement recoveries during the nine months ended July 2, 2016 related to the Bonus® S consumer complaint matter and lower customer volume rebates due to lower sales volume.
Investing Activities
Cash used in investing activities totaled $126.4 million and $114.8 million for the nine months ended July 1, 2017 and July 2, 2016, respectively. Cash used in investing activities related to the SLS Business was zero and $1.4 million for the nine months ended July 1, 2017 and July 2, 2016, respectively.
Cash used for investments in property, plant and equipment during the first nine months of fiscal 2017 and fiscal 2016 was $42.0 million and $35.7 million, respectively. During the nine months ended July 1, 2017, we completed the acquisitions of Botanicare, Agrolux and three other small acquisitions which included cash payments of $89.2 million. During the nine months ended July 2, 2016, we made an investment in Bonnie in the amount of $72.0 million, an investment in an unconsolidated subsidiary of $2.0 million, provided a working capital contribution of $24.2 million and an $18.0 million investment in second lien term loan financing to the TruGreen Joint Venture, and completed the acquisitions of Gavita and a Canadian growing media operation which included cash payments of $161.4 million. These cash outflows were partially offset by a distribution of $196.2 million from the TruGreen Joint Venture.
Financing Activities
Financing activities provided cash of $111.0 million and $152.8 million for the nine months ended July 1, 2017 and July 2, 2016, respectively. The decrease in cash provided by financing activities of $41.8 million was the result of an increase in repurchases of our Common Shares of $92.6 million, an increase in payments on seller notes of $26.4 million, an $8.1 million distribution paid by AeroGrow to its noncontrolling interest holders and a decrease in cash received from the exercise of stock options of $6.6 million, partially offset by an increase in net borrowings under our credit facilities of $37.8 million, the issuance of $250.0 million aggregate principal amount of 5.250% Senior Notes during the first nine months of fiscal 2017 as compared to a net issuance of $200.0 million aggregate principal amount of Senior Notes during the first nine months of fiscal 2016 and a decrease in financing and issuance fees paid of $6.9 million.
Cash and Cash Equivalents
Our cash and cash equivalents were held in cash depository accounts with major financial institutions around the world or invested in high quality, short-term liquid investments having original maturities of three months or less. The cash and cash equivalents balances of $119.1 million, $77.2 million and $50.1 million as of July 1, 2017, July 2, 2016 and September 30, 2016, respectively, included $73.8 million, $54.7 million and $39.9 million, respectively, held by controlled foreign corporations. Our current plans do not demonstrate a need to, nor do we have plans to, repatriate the retained earnings from these foreign corporations as the earnings are indefinitely reinvested. However, in the future, if we determine it is necessary to repatriate these funds, or we sell or liquidate any of these foreign corporations, we may be required to pay associated taxes on the repatriation, sale or liquidation.

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
At July 1, 2017, we had letters of credit outstanding in the aggregate principal amount of $23.5 million, and $1.1 billion of availability under the credit agreement, subject to our continued compliance with the covenants discussed below. The weighted average interest rates on average borrowings under the credit agreement and the former credit facility were 3.8% and 3.9% for the nine months ended July 1, 2017 and July 2, 2016, respectively.
We maintained a Master Accounts Receivable Purchase Agreement (as amended, “MARP Agreement”), which provided for the discretionary sale by us, and the discretionary purchase by the participating banks, on a revolving basis, of accounts receivable generated by sales to three specified debtors in an aggregate amount not to exceed $400.0 million. The MARP Agreement terminated effective October 14, 2016 in accordance with its terms upon our repayment of its outstanding obligations thereunder using $133.5 million borrowed under the credit agreement. There were $348.0 million in borrowings or receivables pledged as collateral under the MARP Agreement as of July 2, 2016. The carrying value of the receivables pledged as collateral was $435.1 million as of July 2, 2016.
On April 7, 2017, we entered into a Master Repurchase Agreement (including the annexes thereto, the “Repurchase Agreement”) and a Master Framework Agreement (the “Framework Agreement” and, together with the Repurchase Agreement, the “Receivables Facility”). Under the Receivables Facility, we may sell a portfolio of available and eligible outstanding customer accounts receivable to the purchasers and simultaneously agree to repurchase the receivables on a weekly basis. The eligible accounts receivable consist of up to $250.0 million in accounts receivable generated by sales to three specified customers. The Receivables Facility is committed up to $100.0 million during the commitment period beginning on April 7, 2017 and ending on June 16, 2017. The Receivables Facility is considered a secured financing with the customer accounts receivable, related contract rights and proceeds thereof (and the collection accounts into which the same are deposited) constituting the collateral therefor. The repurchase price for customer accounts receivable bears interest at LIBOR (with a zero floor) plus 0.90%. The Receivables Facility expires on August 25, 2017. There were $250.0 million in borrowings or receivables pledged as collateral under the Receivables Facility as of July 1, 2017. The carrying value of the receivables pledged as collateral was $277.8 million as of July 1, 2017. As of July 1, 2017, there was no remaining availability under the Receivables Facility.
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
We were in compliance with all debt covenants as of July 1, 2017. Our credit agreement contains, among other obligations, an affirmative covenant regarding our leverage ratio on the last day of each quarter, calculated as our net indebtedness divided by adjusted earnings before interest, taxes, depreciation and amortization. The maximum leverage ratio was 4.50 as of July 1, 2017. Our leverage ratio was 3.03 at July 1, 2017. Our credit agreement also includes an affirmative covenant regarding our interest coverage. The minimum interest coverage ratio was 3.00 for the twelve months ended July 1, 2017. Our interest coverage ratio was 7.98 for the twelve months ended July 1, 2017. The credit agreement allows us to make unlimited restricted payments (as defined in the credit agreement), including increased or one-time dividend payments and Common Share repurchases, as long as the leverage ratio resulting from the making of such restricted payments is 4.00 or less. Otherwise we may only make restricted payments in an aggregate amount for each fiscal year not to exceed the amount set forth in the credit agreement for such fiscal year ($175.0 million for fiscal 2017 and $200.0 million for fiscal 2018 and each fiscal year thereafter).
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
Judicial and Administrative Proceedings
We are party to various pending judicial and administrative proceedings arising in the ordinary course of business, including, among others, proceedings based on accidents or product liability claims and alleged violations of environmental laws. We have reviewed these pending judicial and administrative proceedings, including the probable outcomes, reasonably anticipated costs and expenses, and the availability and limits of our insurance coverage, and have established what we believe to be appropriate accruals. We believe the assessment of contingencies is reasonable and related accruals, in the aggregate, are adequate; however, there can be no assurance that future quarterly or annual operating results will not be materially affected by these proceedings, whether as a result of adverse outcomes or as a result of significant defense costs.
Contractual Obligations
Other than the changes to our borrowing agreements and acquisition activity during the first nine months of fiscal 2017, there have been no material changes outside of the ordinary course of business in our outstanding contractual obligations since the end of fiscal 2016 and through July 1, 2017. As part of the fiscal 2017 acquisitions, we acquired operating leases with total future minimum leases payments for non-cancelable operating leases of $4.3 million.
REGULATORY MATTERS
We are subject to local, state, federal and foreign environmental protection laws and regulations with respect to our business operations and believe we are operating in substantial compliance with, or taking actions aimed at ensuring compliance with, such laws and regulations. We are involved in several legal actions with various governmental agencies related to environmental matters. While it is difficult to quantify the potential financial impact of actions involving these environmental matters, particularly remediation costs at waste disposal sites and future capital expenditures for environmental control equipment, in the opinion of management, the ultimate liability arising from such environmental matters, taking into account established accruals, should not have a material effect on our financial condition, results of operations or cash flows. However, there can be no assurance that the resolution of these matters will not materially affect our future quarterly or annual results of operations, financial condition or cash flows. Additional information on environmental matters affecting us is provided in the 2016 Annual Report, under “ITEM 1. BUSINESS — Regulatory Considerations” and “ITEM 3. LEGAL PROCEEDINGS.”
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
In addition, there were no changes in the Registrant’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during the Registrant’s fiscal quarter ended July 1, 2017 that have materially affected, or are reasonably likely to materially affect, the Registrant’s internal control over financial reporting.

PART II—OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS
Reference is made to the legal proceedings that have been previously disclosed in our Annual Report on Form 10-K for the year ended September 30, 2016, as updated in our Quarterly Report on Form 10-Q for the quarter ended April 1, 2017. There have been no material changes to the pending legal proceedings set forth therein.
ITEM 1A. RISK FACTORS
The Company’s risk factors as of July 1, 2017, have not changed materially from those described in “ITEM IA. RISK FACTORS” in the 2016 Annual Report, as updated in our Quarterly Report on Form 10-Q for the quarter ended April 1, 2017.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The payment of future dividends, if any, on the Common Shares will be determined by the Board of Directors in light of conditions then existing, including the Company’s earnings, financial condition and capital requirements, restrictions in financing agreements, business conditions and other factors. The terms of the credit agreement allow the Company to make unlimited restricted payments (as defined in the credit agreement), including increased or one-time dividend payments and Common Share repurchases, so long as the leverage ratio resulting from the making of such restricted payments is 4.00 or less. Otherwise the Company may only make restricted payments in an aggregate amount for each fiscal year not to exceed the amount set forth in the credit agreement for such fiscal year ($175.0 million for fiscal 2017 and $200.0 million for fiscal 2018 and each fiscal year thereafter). Our leverage ratio was 3.03 at July 1, 2017.

(a) Issuer Purchases of Equity Securities

The following table shows the purchases of Common Shares made by or on behalf of Scotts Miracle-Gro or any “affiliated purchaser” (as defined in Rule 10b-18(a)(3) under the Securities Exchange Act of 1934, as amended) of Scotts Miracle-Gro for each of the three fiscal months in the quarter ended July 1, 2017:

Period	Total Number of Common Shares Purchased(1)	Average Price Paid per Common Share(2)	Total Number of Common Shares Purchased as Part of Publicly Announced Plans or Programs(3)	Approximate Dollar Value of Common Shares That May Yet be Purchased Under the Plans or Programs(3)
April 2 through April 29, 2017	1,052	$97.20	—	$763,762,368
April 30 through May 27, 2017	672,119	$88.79	670,961	$704,185,839
May 28 through July 1, 2017	288,307	$87.24	286,590	$679,185,864
Total	961,478	$88.33	957,551

(1)
All of the Common Shares purchased during the quarter were purchased in open market transactions. The total number of Common Shares purchased during the quarter includes 3,927 Common Shares purchased by the trustee of the rabbi trust established by the Company as permitted pursuant to the terms of The Scotts Company LLC Executive Retirement Plan (the “ERP”). The ERP is an unfunded, non-qualified deferred compensation plan which, among other things, provides eligible employees the opportunity to defer compensation above specified statutory limits applicable to The Scotts Company LLC Retirement Savings Plan and with respect to any Executive Management Incentive Pay (as defined in the ERP), Performance Award (as defined in the ERP) or other bonus awarded to such eligible employees. Pursuant to the terms of the ERP, each eligible employee has the right to elect an investment fund, including a fund consisting of Common Shares (the “Scotts Miracle-Gro Common Stock Fund”), against which amounts allocated to such employee’s account under the ERP, including employer contributions, will be benchmarked (all ERP accounts are bookkeeping accounts only and do not represent a claim against specific assets of the Company). Amounts allocated to employee accounts under the ERP represent deferred compensation obligations of the Company. The Company established the rabbi trust in order to assist the Company in discharging such deferred compensation obligations. When an eligible employee elects to benchmark some or all of the amounts allocated to such employee’s account against the Scotts Miracle-Gro Common Stock Fund, the trustee of the rabbi trust purchases the number of Common Shares equivalent to the amount so benchmarked. All Common Shares purchased by the trustee are purchased on the open market and are held in the rabbi trust until such time as they are distributed pursuant to the terms of the ERP. All assets of the rabbi trust, including any Common Shares purchased by the trustee, remain, at all times, assets of the Company, subject to the claims of its creditors. The terms of the ERP do not provide for a specified limit on the number of Common Shares that may be purchased by the trustee of the rabbi trust.

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

ITEM 6. EXHIBITS
See Index to Exhibits at page 64 for a list of the exhibits included herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

THE SCOTTS MIRACLE-GRO COMPANY

Date: August 10, 2017	/s/ THOMAS RANDAL COLEMAN
Printed Name: Thomas Randal Coleman
Title: Executive Vice President and Chief Financial Officer

THE SCOTTS MIRACLE-GRO COMPANY
QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED JULY 1, 2017

INDEX TO EXHIBITS

EXHIBIT NO.	DESCRIPTION	LOCATION

10.1
Master Repurchase Agreement, and Annex I thereto, with Cooperatieve Rabobank, U.A. (New York Branch), as agent and purchaser, and Sumitomo Mitsui Banking Corporation (New York Branch), as purchaser, dated as of April 7, 2017
Incorporated herein by reference to the Registrant’s Current Report on Form 8-K filed April 13, 2017 [Exhibit 10.1]

10.2
Master Framework Agreement with Cooperatieve Rabobank, U.A. (New York Branch), as agent and purchaser, and Sumitomo Mitsui Banking Corporation (New York Branch), as purchaser, dated as of April 7, 2017
Incorporated herein by reference to the Registrant’s Current Report on Form 8-K filed April 13, 2017 [Exhibit 10.2]

10.3	The Scotts Company LLC Executive Severance Plan, adopted on April 25, 2017	Incorporated herein by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended April 1, 2017 filed May 10, 2017 [Exhibit 10.9]

10.4	Form of Tier 1 Participation Agreement under The Scotts Company LLC Executive Severance Plan	Incorporated herein by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended April 1, 2017 filed May 10, 2017 [Exhibit 10.10]

10.5
Amendment No. 2, dated as of June 28, 2017, to Fourth Amended and Restated Credit Agreement dated October 29, 2015, by and among The Scotts Miracle-Gro Company, as a Borrower; the Subsidiary Borrowers (as defined therein); JPMorgan Chase Bank, N.A., as Administrative Agent; Bank of America, N.A. and Wells Fargo Bank, National Association, as Co-Syndication Agents; CoBank, ACB, Mizuho Bank, LTD., Coöperatieve Rabobank U.S., New York Branch (formerly known as Coöperatieve Centrale Raiffeisen-Boerenleenbank B.A. “Rabobank Nederland”, New York Branch), TD Bank N.A. and U.S. Bank National Association, as Co-Documentation Agents; and the several other banks and other financial institutions from time to time parties thereto
*

10.6
Binding and Irrevocable Conditional Offer, dated April 29, 2017, from Garden Care Bidco Limited to Scotts-Sierra Investments LLC. Those portions of the offer marked with an [*] have been omitted pursuant to a request for confidential treatment and have been filed separately with the U.S. Securities and Exchange Commission.
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