Form 10-K
period 2017-09-30
SCOTTS MIRACLE-GRO CO
filed 2017-11-28
CIK 825542

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________________________________________________
Form 10-K
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended September 30, 2017
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
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☑    No  ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☑
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☑    No  ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☑    No  ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☑	Accelerated filer	☐
Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐
		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the Registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.         ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☑
The aggregate market value of Common Shares (the only common equity of the registrant) held by non-affiliates (for this purpose, executive officers and directors of the registrant are considered affiliates) as of March 31, 2017 (the last business day of the most recently completed second quarter) was approximately $4,062,003,467.
There were 57,530,125 Common Shares of the registrant outstanding as of November 24, 2017.
______________________________________________________________
DOCUMENTS INCORPORATED BY REFERENCE:
Portions of the definitive Proxy Statement for the registrant’s 2018 Annual Meeting of Shareholders are incorporated by reference into Part III of this Annual Report on Form 10-K. Such Proxy Statement will be filed with the Securities and Exchange Commission within 120 days of the registrant’s fiscal year ended September 30, 2017.

PART I

ITEM 1.	BUSINESS
Company Description and Development of the Business
The discussion below provides a brief description of the business conducted by The Scotts Miracle-Gro Company (“Scotts Miracle-Gro” and, together with its subsidiaries, the “Company,” “we” or “us”), including general developments in the Company’s business during the fiscal year ended September 30, 2017 (“fiscal 2017”). For additional information on recent business developments, see “ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS” of this Annual Report on Form 10-K.
We are a leading manufacturer and marketer of branded consumer lawn and garden products. Our products are marketed under some of the most recognized brand names in the industry. Our key brands include Scotts® and Turf Builder® lawn and grass seed products; Miracle-Gro®, Nature’s Care®, Scotts®, LiquaFeed® and Osmocote®1 gardening and landscape products; and Ortho®, Roundup®2, Home Defense® and Tomcat® branded insect control, weed control and rodent control products. We are the exclusive agent of the Monsanto Company (“Monsanto”) for the marketing and distribution of consumer Roundup® non-selective weedkiller products within the United States and certain other specified countries. We have a presence in similar branded consumer products in China and Latin America. In addition, with our acquisitions of Gavita Holdings B.V. (“Gavita”), General Hydroponics, Inc. (“General Hydroponics”), Bio-Organic Solutions, Inc. (“Vermicrop”), American Agritech, L.L.C. (“Botanicare”), Agrolux Holding B.V. (“Agrolux”), AeroGrow International, Inc. (“AeroGrow”) and Can-Filters Group Inc. (“Can-Filters”), we are a leading producer of liquid plant food products, growing media, advanced indoor garden, lighting and ventilation systems and accessories for hydroponic gardening.
Prior to August 31, 2017, we operated consumer lawn and garden businesses located in Australia, Austria, Belgium, Luxembourg, Czech Republic, France, Germany, Poland and the United Kingdom (the “International Business”). On April 29, 2017, the Company received a binding and irrevocable conditional offer (the “Offer”) from Exponent Private Equity LLP (“Exponent”) to purchase the International Business. On July 5, 2017, the Company accepted the Offer and entered into the Share and Business Sale Agreement (the “Purchase and Sale Agreement”) contemplated by the Offer. Pursuant to the Purchase and Sale Agreement, Scotts-Sierra Investments LLC, an indirect wholly-owned subsidiary of the Company, and certain of its direct and indirect subsidiaries entered into separate stock or asset sale transactions with respect to the International Business. The Company’s sale of the International Business to Exponent closed on August 31, 2017.
Prior to April 13, 2016, we operated the Scotts LawnService® business (the “SLS Business”), which provided residential and commercial lawn care, tree and shrub care and pest control services in the United States. On April 13, 2016, pursuant to the terms of the Contribution and Distribution Agreement (the “Contribution Agreement”) between the Company and TruGreen Holding Corporation (“TruGreen Holdings”), we completed the contribution of the SLS Business to a newly formed subsidiary of TruGreen Holdings (the “TruGreen Joint Venture”) in exchange for a minority equity interest of approximately 30% in the TruGreen Joint Venture. We now participate in the residential and commercial lawn care, tree and shrub care and pest control services segments in the United States and Canada through our interest in the TruGreen Joint Venture.
Scotts Miracle-Gro, an Ohio corporation, traces its heritage back to a company founded by O.M. Scott in Marysville, Ohio in 1868. In the mid-1900s, we became widely known for the development of quality lawn fertilizers and grass seeds that led to the creation of a new industry-consumer lawn care. In the 1990s, we significantly expanded our product offering with three powerful leading brands in the U.S. home lawn and garden industry. First, in fiscal 1995, through a merger with Stern’s Miracle-Gro Products, Inc., which was founded by Horace Hagedorn and Otto Stern in Long Island, New York in 1951, we acquired the Miracle-Gro® brand, the industry leader in water-soluble garden plant foods. Second and third, in 1998, we acquired the Ortho® brand in the United States and obtained exclusive rights to market the consumer Roundup® brand within the United States and other contractually specified countries, thereby adding industry-leading weed, pest and disease control products to our portfolio. Today, we believe that Scotts®, Turf Builder®, Miracle-Gro®, Ortho® and Roundup® are among the most widely recognized brands in the consumer lawn and garden industry in the United States.
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

the International Business, and (iii) cash flow including near-term investments that will drive long-term growth, a natural mid-term shift to integration of acquired businesses, and a long-term plan to return increasing amounts of cash to shareholders.
Business Segments
We divide our business into the following reportable segments:

•	U.S. Consumer

•	Hawthorne

•	Other
This division of reportable segments is consistent with how the segments report to and are managed by our Chief Executive Officer (the chief operating decision-maker of the Company). Financial information about these segments for each of the three fiscal years ended September 30, 2017, 2016 and 2015 is presented in “NOTE 22. SEGMENT INFORMATION” of the Notes to Consolidated Financial Statements included in this Annual Report on Form 10-K.
These segments differ from those used in prior periods due to the change in our internal organization structure resulting from our divestiture of the International Business, which closed on August 31, 2017. As a result, effective in our fourth quarter of fiscal 2017, we classified our results of operations for all periods presented to reflect the International Business as a discontinued operation and classified the assets and liabilities of the International Business as held for sale. See “NOTE 2. DISCONTINUED OPERATIONS” for further discussion. Prior to being reported as a discontinued operation, the International Business comprised a substantial proportion of the Europe Consumer and Other reportable segments. Refer to “NOTE 22. SEGMENT INFORMATION” for discussion of our new reportable segments effective in the fourth quarter of fiscal 2017.
Principal Products and Services
In our reportable segments, we manufacture, market and sell lawn and garden products in the following categories:
Lawn Care: The lawn care category is designed to help users obtain and enjoy the lawn they want. Products within this category include lawn fertilizer products under the Scotts® and Turf Builder® brand names; grass seed products under the Scotts®, Turf Builder®, EZ Seed®, Water Smart® and PatchMaster® brand names; and lawn-related weed, pest and disease control products primarily under the Scotts® brand name, including sub-brands such as GrubEx®. The lawn care category also includes spreaders and other durables under the Scotts® brand name, including Turf Builder® EdgeGuard® spreaders, Snap® spreaders and Handy Green® II handheld spreaders. In addition, we market outdoor cleaners under the Scotts® OxiCleanTM3 brand name.
Gardening and Landscape: The gardening and landscape category is designed to help consumers grow and enjoy flower and vegetable gardens and beautify landscaped areas. Products within this category include a complete line of water-soluble plant foods under the Miracle-Gro® brand and sub-brands such as LiquaFeed®, continuous-release plant foods under the Miracle-Gro®, Scotts® and Osmocote® brands and sub-brands of Miracle-Gro® such as Shake ‘N Feed®; potting mixes and garden soils under the Miracle-Gro®, Scotts®, Hyponex®, Earthgro®, SuperSoil® and Fafard® brand names; mulch and decorative groundcover products under the Scotts® brand, including the sub-brands Nature Scapes®, Earthgro® and Hyponex®; plant-related pest and disease control products under the Ortho® brand; organic garden products under the Miracle-Gro® Organic Choice®, Nature’s Care®, Scotts®, Whitney Farms® and EcoScraps® brand names; and live goods and seeding solutions under the Miracle-Gro® brand and Gro-ables® sub-brand. In the second quarter of fiscal 2016, we entered into a Marketing, R&D and Ancillary Services Agreement (the “Services Agreement”) and a Term Loan Agreement (the “Term Loan Agreement”) with Bonnie Plants, Inc. (“Bonnie”) and its sole shareholder, Alabama Farmers Cooperative, Inc. (“AFC”), pursuant to which we provide financing and certain services to Bonnie’s business of planting, growing, developing, manufacturing, distributing, marketing, and selling to retail stores throughout the United States live plants, plant food, fertilizer and potting soil (the “Bonnie Business”). See “Acquisitions” for further discussion.

Hydroponics: This category is designed to help users grow plants, flowers and vegetables in an indoor or urban environment using little or no soil. Products within this category include nutrients, substrates, systems, growing media, lighting and plastics and are marketed under the General Hydroponics®, Gavita®, Botanicare®, Vermicrop®, Agrolux®, Can-Filters® and AeroGarden® brand names.

________________________
[3] OxiCleanTM is a registered trademark of Church & Dwight Co., Inc.

Controls: The controls category is designed to help consumers protect their homes from pests and maintain external home areas. Insect control products are marketed under the Ortho® brand name, including Ortho Max®, Home Defense Max® and Bug B Gon Max® sub-brands; rodent control products are marketed under the Tomcat® and Ortho® brands; selective weed control products are marketed under the Ortho® Weed B Gon® and Roundup® for Lawns sub-brands; and non-selective weed control products are marketed under the Roundup® and Groundclear® brand names.
Marketing Agreement: We are Monsanto’s exclusive marketing agent for consumer Roundup® non-selective weedkiller products in the United States and certain other specified countries. On May 15, 2015, we entered into an amendment to the Amended and Restated Exclusive Agency and Marketing Agreement (the “Original Marketing Agreement”) with Monsanto and also entered into a lawn and garden brand extension agreement (the “Brand Extension Agreement”) and a commercialization and technology agreement (the “Commercialization and Technology Agreement”) with Monsanto. On August 31, 2017, in connection with the sale of the International Business, we entered into the Second Amended and Restated Agency and Marketing Agreement (the “Restated Marketing Agreement”) and the Amended and Restated Lawn and Garden Brand Extension Agreement - Americas (the “Restated Brand Extension Agreement”) to reflect the Company’s transfer and assignment to Exponent of the Company’s rights and responsibilities under the Original Marketing Agreement, as amended, and the Brand Extension Agreement relating to those countries and territories subject to the sale.
Under the terms of the Restated Marketing Agreement, we are jointly responsible with Monsanto for developing consumer and trade marketing programs for consumer Roundup® non-selective weedkiller products in the countries where we serve as agent. We also provide sales, merchandising, warehousing and other selling and marketing support for these products. The Company performs other services, including manufacturing conversion services, pursuant to ancillary agreements. The Restated Brand Extension Agreement provides the Company an exclusive license in each country throughout the North American continent, South American continent, Central America, the Caribbean, Israel and China to use the Roundup® brand on additional products offered by the Company outside of the non-selective weedkiller category within the residential lawn and garden market. The application of the Roundup® brand to these additional products is subject to a product review and approval process developed between the Company and Monsanto. For additional details regarding the Restated Marketing Agreement, the Restated Brand Extension Agreement and the Commercialization and Technology Agreement, see “ITEM 1A. RISK FACTORS — In the event the Restated Marketing Agreement for consumer Roundup® products terminates, we would lose a substantial source of future earnings and overhead expense absorption” of this Annual Report on Form 10-K and “NOTE 6. MARKETING AGREEMENT” of the Notes to Consolidated Financial Statements included in this Annual Report on Form 10-K.
Acquisitions
2018
On October 11, 2017, our Hawthorne segment completed the acquisition of substantially all of the United States and Canadian assets of Can-Filters for $72.2 million. Based in Nelson, British Columbia, Can-Filters is a leading wholesaler of ventilation products for indoor and hydroponic gardening and industrial markets worldwide.
2017
On October 3, 2016, our Hawthorne segment completed the acquisition of Botanicare, an Arizona-based leading producer of plant nutrients, plant supplements and growing systems used for hydroponic gardening, for $92.6 million.
On November 29, 2016, our wholly-owned subsidiary SMG Growing Media, Inc. fully exercised its outstanding warrants to acquire additional shares of common stock of AeroGrow for $8.1 million, which increased our percentage ownership of AeroGrow’s outstanding shares of common stock (on a fully diluted basis) from 45% to 80%. AeroGrow is a developer, marketer, direct-seller, and wholesaler of advanced indoor garden systems designed for consumer use in gardening, and home and office décor markets. AeroGrow operates primarily in the United States and Canada, as well as select countries in Europe, Asia and Australia.
During the first quarter of fiscal 2017, our U.S. Consumer segment also completed two acquisitions of companies whose products support our focus on the emerging areas of water positive landscapes and internet-enabled technology for an aggregate purchase price of $3.2 million.
On May 26, 2017, our majority-owned subsidiary Gavita completed the acquisition of Agrolux and its subsidiaries for $21.8 million. Agrolux, based in the Netherlands, is a worldwide supplier of horticultural lighting.
During the third quarter of fiscal 2017, our Hawthorne segment also completed the acquisition of a company focused on the technology supporting hydroponic growing systems for an aggregate purchase price of $3.5 million.
On August 11, 2017, our Hawthorne segment completed the acquisition of substantially all of the assets of the exclusive manufacturer and formulator of branded Botanicare products for $32.0 million.

During the fourth quarter of fiscal 2017, we also made a $29.4 million investment in an unconsolidated subsidiary whose products support the professional U.S. industrial, turf and ornamental market.
2016
In the second quarter of fiscal 2016, we entered into the Services Agreement and the Term Loan Agreement with Bonnie and AFC providing for our participation in the Bonnie Business. The Term Loan Agreement provides a loan from us to AFC, with Bonnie as guarantor, in the amount of $72.0 million with a fixed coupon rate of 6.95% (the “Term Loan”). Under the Services Agreement, we provide marketing, research and development and certain ancillary services to the Bonnie Business for a commission fee based on the profits of the Bonnie Business and the reimbursement of certain costs.
On May 26, 2016, our Hawthorne segment acquired majority control and a 75% economic interest in Gavita for $136.2 million. Gavita’s former ownership group retained a 25% noncontrolling interest in Gavita consisting of ownership of 5% of the outstanding shares of Gavita and a loan with interest payable based on distributions by Gavita. Gavita, which is based in the Netherlands, is a leading producer and marketer of indoor lighting used in the greenhouse and hydroponic markets, predominately in the United States and Europe. On October 2, 2017, our Hawthorne segment acquired the remaining 25% noncontrolling interest in Gavita and its subsidiaries, including Agrolux, for $72.2 million.
In the third quarter of fiscal 2016, our Other segment completed an acquisition to expand our Canadian growing media operations for an estimated purchase price of $33.9 million, which was adjusted down by $4.3 million during fiscal 2017 based on resolution of contingent consideration.
2015
On March 30, 2015, our Hawthorne segment acquired the assets of General Hydroponics and Vermicrop for $120.0 million and $15.0 million, respectively. The Vermicrop purchase price was paid in common shares of Scotts Miracle-Gro (“Common Shares”) based on the average share price at the time of payment. General Hydroponics and Vermicrop are leading producers of liquid plant food products, growing media and accessories for hydroponic gardening.
On May 15, 2015, we amended our Marketing Agreement with Monsanto and entered into a lawn and garden brand extension agreement, and a commercialization and technology agreement with Monsanto gaining certain rights and protections pursuant to the agreements. We paid Monsanto $300.0 million in consideration for these agreements on August 14, 2015.
2014
On October 14, 2013, our U.S. Consumer segment acquired the Tomcat® consumer rodent control business from Bell Laboratories, Inc., located in Madison, Wisconsin, for $60.0 million. The acquisition included the Tomcat® brand and other intellectual property, as well as a long-term partnership to bring innovative technologies to the consumer rodent control market. Tomcat® consumer products are sold at home centers, mass retailers, and grocery, drug and general merchandise stores across the United States, Canada, Europe and Australia.
On September 30, 2014, our Other segment acquired Fafard & Brothers Ltd. (“Fafard”) for $59.8 million. In continuous operation since 1940 and based in Saint-Bonaventure, Quebec, Canada, Fafard is a producer of peat moss and growing media products for consumer and professional markets including peat-based and bark-based mixes, composts and premium soils. Fafard serves customers primarily across Ontario, Quebec, New Brunswick and the eastern United States.
We have also completed several smaller acquisitions within our controls and growing media businesses over the past five years.
Divestitures
On August 31, 2017, we completed the sale of the International Business to Exponent. This transaction included the sale of our consumer lawn and garden businesses located in Australia, Austria, Belgium, Luxembourg, Czech Republic, France, Germany, Poland and the United Kingdom. On August 31, 2017, in connection with, and as a condition to, the consummation of the sale of the International Business, we entered into the Restated Marketing Agreement and Restated Brand Extension Agreement with Monsanto reflecting our transfer and assignment, to the purchaser of the International Business, of the rights and responsibilities under the Original Marketing Agreement, as amended, and the Brand Extension Agreement relating to those countries and territories subject to the sale.
On April 13, 2016, we contributed the SLS Business to the TruGreen Joint Venture in exchange for a minority equity interest of approximately 30% in the TruGreen Joint Venture, and received a tax-deferred cash distribution of $196.2 million, partially offset by an investment of $18.0 million in second lien term loan financing provided by us to the TruGreen Joint Venture.
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
Principal Markets and Methods of Distribution
We sell our products primarily to home centers, mass merchandisers, warehouse clubs, large hardware chains, independent hardware stores, nurseries, garden centers, food and drug stores, indoor gardening and hydroponic product distributors and retailers through both a direct sales force and our network of brokers and distributors. In addition, during fiscal 2017, we employed approximately 2,700 full-time and seasonal in-store associates within the United States to help our retail partners merchandise their lawn and garden departments directly to consumers of our products.
The majority of our shipments to customers are made via common carriers or through distributors in the United States. We primarily utilize third parties to manage the key distribution centers for our consumer business in North America, which are strategically located across the United States and Canada. Growing media products are generally shipped direct-to-store without passing through a distribution center.
Raw Materials
We purchase raw materials for our products from various sources. We are subject to market risk as a result of the fluctuating prices of raw materials such as urea and other fertilizer inputs, resins, diesel, gasoline, natural gas, sphagnum peat, bark and grass seed. Our objectives surrounding the procurement of these materials are to ensure continuous supply, minimize costs and improve predictability. We seek to achieve these objectives through negotiation of contracts with favorable terms directly with vendors. When appropriate, we commit to purchase a certain percentage of our needs in advance of the lawn and garden season to secure pre-determined prices. We also hedge certain commodities, particularly diesel, gasoline and urea, to improve cost predictability and control. Sufficient raw materials were available during fiscal 2017.
Trademarks, Patents and Licenses
We consider our trademarks, patents and licenses to be key competitive advantages. We pursue a vigorous trademark protection strategy consisting of registration, renewal and maintenance of key trademarks and proactive monitoring and enforcement activities to protect against infringement. The Scotts®, Miracle-Gro®, Ortho®, Tomcat®, Hyponex®, Earthgro®, General Hydroponics®, Vermicrop®, Gavita®, Botanicare®, Agrolux® and Can-Filters® brand names and logos, as well as a number of product trademarks, including Turf Builder®, EZ Seed®, Snap®, Organic Choice®, Nature’s Care®, Home Defense Max®, Nature Scapes®, Weed B Gon® and Roundup® for Lawns are registered in the United States and/or internationally and are considered material to our business.
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
Significant Customers
We sell our products primarily to home centers, mass merchandisers, warehouse clubs, large hardware chains, independent hardware stores, nurseries, garden centers, food and drug stores, distributors, indoor gardening and hydroponic product distributors and retailers. Our three largest customers are Home Depot, Lowe’s and Walmart, which are reported within the U.S. Consumer segment and are the only customers that individually represent more than 10% of reported consolidated net sales. For additional details regarding significant customers, see “ITEM 1A. RISK FACTORS — Because of the concentration of our sales to a small number of retail customers, the loss of one or more of, or a significant reduction in orders from, our top customers could adversely affect our financial results” of this Annual Report on Form 10-K and “NOTE 20.  CONCENTRATIONS OF CREDIT RISK” of the Notes to Consolidated Financial Statements included in this Annual Report on Form 10-K.
Competitive Marketplace
The markets in which we sell our products are highly competitive. We compete primarily on the basis of product innovation, product quality, product performance, value, brand strength, supply chain competency, field sales support, in-store sales support, the strength of our relationships with major retailers, distributors and advertising.
In the lawn and garden, pest control and indoor gardening and hydroponic markets, our products compete against private-label as well as branded products. Primary competitors include Spectrum Brands Holdings, Inc., Bayer AG, Central Garden & Pet Company, Enforcer Products, Inc., Kellogg Garden Products, Oldcastle Retail, Inc., Lebanon Seaboard Corporation, Reckitt Benckiser Group plc, FoxFarm Soil & Fertilizer Company, Nanolux Technology, Inc., Sun Gro Horticulture, Inc. and Advanced Nutrients, Ltd. In addition, we face competition from smaller regional competitors who operate in many of the areas where we compete.
In Canada, we face competition in the lawn and garden market from Premier Tech Ltd. and a variety of local companies including private label brands.
Research and Development
We continually invest in research and development, both in the laboratory and at the consumer level, to improve our products, manufacturing processes, packaging and delivery systems. Spending on research and development was $39.9 million, $36.0 million and $36.5 million in fiscal 2017, fiscal 2016 and fiscal 2015, respectively, including product registration costs of $10.6 million, $10.6 million and $10.4 million, respectively. In addition to the benefits of our own research and development, we actively seek ways to leverage the research and development activities of our suppliers and other business partners.
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

Regulatory Matters
We are subject to various environmental proceedings, the majority of which are for site remediation. At September 30, 2017, $4.8 million was accrued for such environmental matters. During fiscal 2017, fiscal 2016 and fiscal 2015, we expensed $1.1 million, $0.3 million and $0.5 million, respectively, for such environmental matters. We had no material capital expenditures during the last three fiscal years related to environmental or regulatory matters.
Employees
As of September 30, 2017, we employed approximately 4,700 employees. During peak sales and production periods, we employ approximately 5,900 employees, including seasonal and temporary labor.
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
Cautionary Note Regarding Forward-Looking Statements
This Annual Report on Form 10-K, including the exhibits hereto and the information incorporated by reference herein, as well as our 2017 Annual Report to Shareholders (our “2017 Annual Report”), contain “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which are subject to risks and uncertainties. Information regarding activities, events and developments that we expect or anticipate will or may occur in the future, including, but not limited to, information relating to our future growth and profitability targets and strategies designed to increase total shareholder value, are forward-looking statements based on management’s estimates, assumptions and projections. Forward-looking statements also include, but are not limited to, statements regarding our future economic and financial condition and results of operations, the plans and objectives of management and our assumptions regarding our performance and such plans and objectives, as well as the amount and timing of repurchases of our Common Shares or other uses of cash flows. Forward-looking statements generally can be identified through the use of words such as “guidance,” “outlook,” “projected,” “believe,” “target,” “predict,” “estimate,” “forecast,” “strategy,” “may,” “goal,” “expect,” “anticipate,” “intend,” “plan,” “foresee,” “likely,” “will,” “should” and other similar words and variations.
Forward-looking statements contained in this Annual Report on Form 10-K and our 2017 Annual Report are predictions only and actual results could differ materially from management’s expectations due to a variety of factors, including those described below. All forward-looking statements attributable to us or persons working on our behalf are expressly qualified in their entirety by such risk factors.
The forward-looking statements that we make in this Annual Report on Form 10-K and our 2017 Annual Report are based on management’s current views and assumptions regarding future events and speak only as of their dates. We disclaim any obligation to update developments of these risk factors or to announce publicly any revisions to any of the forward-looking statements that we make, or to make corrections to reflect future events or developments, except as required by the federal securities laws.
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
In addition, the use of certain pesticide and fertilizer products is regulated by various local, state, federal and foreign environmental and public health agencies. These regulations may, among other things, ban the use of certain ingredients or require (i) that only certified or professional users apply the product, (ii) that certain products be used only on certain types of locations, (iii) users to post notices on properties to which products have been or will be applied, and (iv) notification to individuals in the vicinity that products will be applied in the future. Even if we are able to comply with all such regulations and obtain all necessary registrations and licenses, we cannot provide assurance that our products, particularly pesticide products, will not cause injury to the environment or to people under all circumstances. The costs of compliance, remediation or products liability have adversely affected operating results in the past and could materially adversely affect future quarterly or annual operating results.
Our products and operations may be subject to increased regulatory and environmental scrutiny in jurisdictions in which we do business. For example, we are subject to regulations relating to our harvesting of peat for our growing media business which has come under increasing regulatory and environmental scrutiny. In the United States, state regulations frequently require us to limit our harvesting and to restore the property to an agreed-upon condition. In some locations, we have been required to create water retention ponds to control the sediment content of discharged water. In Canada, our peat extraction efforts are also the subject of regulation.
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
The adequacy of our current non-FIFRA compliance-related environmental accruals and future provisions depends upon our operating in substantial compliance with applicable environmental and public health laws and regulations, as well as the assumptions that we have both identified all of the significant sites that must be remediated and that there are no significant conditions of potential contamination that are unknown to us. A significant change in the facts and circumstances surrounding these assumptions or in current enforcement policies or requirements, or a finding that we are not in substantial compliance with applicable environmental and public health laws and regulations, could have a material adverse effect on future environmental capital expenditures and other environmental expenses, as well as our financial condition, results of operations and cash flows.
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

In addition, perceptions that the products we produce and market are not safe could adversely affect us and contribute to the risk we will be subjected to legal action. We manufacture and market a variety of products, such as fertilizers, growing media, herbicides and pesticides. On occasion, allegations are made that some of these products have failed to perform up to expectations or have caused damage or injury to individuals or property. For example, public commentary by media agencies, non-governmental organizations and/or litigation-related assertions, even if inaccurate, may lead consumers to believe that certain products we manufacture or market may be unsafe. Further, based on reports of contamination at a third-party supplier’s vermiculite mine, the public may perceive that some of our products manufactured in the past using vermiculite are or may be contaminated. Public perception that the products we manufacture or market are not safe, whether justified or not, could impair our reputation, involve us in litigation, damage our brand names and have a material adverse effect on our business.
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
 In addition, we sell products that end users may purchase for use in industries or segments, including the growing of cannabis, that are subject to varying, inconsistent, and rapidly changing laws, regulations, administrative practices, enforcement approaches, judicial interpretations, and consumer perceptions.  For example, certain countries and 29 U.S. states have adopted frameworks that authorize, regulate, and tax the cultivation, processing, sale, and use of cannabis for medicinal and/or non-medicinal use, while the U.S. Controlled Substances Act and the laws of other U.S. states prohibit growing cannabis.
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
In addition to commodity hedge agreements, we utilize interest rate swap agreements to manage the net interest rate risk inherent in our sources of borrowing as well as foreign currency forward contracts to hedge the exchange rate risk associated with certain balances denominated in foreign currencies. Utilizing these hedge agreements exposes us to certain counterparty risks. The failure of one or more of the counterparties to fulfill their obligations under the hedge agreements, whether as a result of weakening financial stability or otherwise, could adversely affect our financial condition, results of operations or cash flows.
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
Our future success depends, in part, upon our ability to improve our existing product lines and products and to develop, manufacture and market new product lines and products to meet evolving consumer needs, as well as our ability to leverage new media such as digital media and social networks to reach existing and potential consumers. We cannot be certain that we will be successful in developing, manufacturing and marketing new product lines and products or product innovations which satisfy consumer needs or achieve market acceptance, or that we will develop, manufacture and market new product lines and products or product innovations in a timely manner. If we fail to successfully develop, manufacture and market new product lines and products or product innovations, or if we fail to reach existing and potential consumers, our ability to maintain or grow our market share may be adversely affected, which in turn could materially adversely affect our business, financial condition and results of operations. In addition, the development and introduction of new product lines and products and product innovations require substantial research, development and marketing expenditures, which we may be unable to recoup if such new product lines, products or innovations do not achieve market acceptance.
Many of the products we manufacture and market contain active ingredients that are subject to regulatory approval. The need to obtain such approval could delay the launch of new products or product innovations that contain active ingredients or otherwise prevent us from developing and manufacturing certain products and product innovations.
Our ongoing investment in new product lines and products and technologies is inherently risky and could disrupt our ongoing businesses.
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
Our top three retail customers together accounted for 61% of our fiscal 2017 net sales and 60% of our outstanding accounts receivable as of September 30, 2017. The loss of, or reduction in orders from, our top three retail customers, Home Depot, Lowe’s, and Walmart, or any other significant customer could have a material adverse effect on our business, financial condition, results of operations and cash flows, as could customer disputes regarding shipments, fees, merchandise condition or related matters. Our inability to collect accounts receivable from one of our major customers, or a significant deterioration in the financial condition of one of these customers, including a bankruptcy filing or a liquidation, could also have a material adverse effect on our financial condition, results of operations and cash flows.
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
If one or more of our third-party manufacturers becomes insolvent or unwilling to continue to manufacture products of acceptable quality, at acceptable costs and in a timely manner, our ability to deliver products to our retail customers could be significantly impaired. Substitute manufacturers might not be available or, if available, might be unwilling or unable to manufacture the products we need on acceptable terms. Moreover, if customer demand for our products increases, we may be unable to secure sufficient additional capacity from our current third-party manufacturers, or others, on commercially reasonable terms, or at all.
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
Operations at our and our suppliers’ facilities are subject to disruption for a variety of reasons, including fire, flooding or other natural disasters, disease outbreaks or pandemics, acts of war, terrorism, government shut-downs and work stoppages. A significant interruption in the operation of our or our suppliers’ facilities could significantly impact our capacity to produce products and service our customers in a timely manner, which could have a material adverse effect on our revenues, earnings and financial position. This is especially true for those products that we manufacture at a limited number of facilities, such as our fertilizer and liquid products.
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
As of September 30, 2017, we had $1.4 billion of debt and $1.3 billion was available to be borrowed under our credit agreement. Our inability to meet restrictive financial and non-financial covenants associated with that debt, or to generate sufficient cash flow to repay maturing debt, could adversely affect our financial condition.
For example, our debt level could:

•	make it more difficult for us to satisfy our obligations with respect to our indebtedness;

•	make us more vulnerable to general adverse economic and industry conditions;

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
Our ability to make payments on or refinance our indebtedness, fund planned capital expenditures and acquisitions, pay dividends and make repurchases of our Common Shares will depend on our ability to generate cash in the future. This, to some extent, is subject to general economic, financial, competitive, legislative, regulatory and other factors that are beyond our control. We cannot provide any assurance that our business will generate sufficient cash flow from operating activities or that future borrowings will be available to us under our credit facility in amounts sufficient to enable us to pay our indebtedness or to fund our other liquidity needs.
In addition, our credit facility and the indentures governing our 6.000% Senior Notes due 2023 (the “6.000% Senior Notes”) and our 5.250% Senior Notes due 2026 (the “5.250% Senior Notes”) contain restrictive covenants and cross-default provisions. Our credit facility also requires us to maintain specified financial ratios. Our ability to comply with those covenants and satisfy those financial ratios can be affected by events beyond our control including prevailing economic, financial and industry conditions. A breach of any of those financial ratio covenants or other covenants could result in a default. In the event of such default, the holders of such indebtedness could elect to declare all the funds borrowed thereunder to be due and payable, together with accrued and unpaid interest, and could cease making further loans and institute foreclosure proceedings against our assets. We cannot provide any assurance that the holders of such indebtedness would waive a default or that we could pay the indebtedness in full if it were accelerated.
Subject to compliance with certain covenants under our credit facility and the indentures governing the 6.000% Senior Notes and the 5.250% Senior Notes, we may incur additional debt in the future. If we incur additional debt, the risks described above could intensify.
Our lending activities may adversely impact our business and results of operations.
As part of our strategic initiatives, we have provided financing to buyers of certain business assets we have sold and to certain strategic partners. Our exposure to credit losses on these financing balances will depend on the financial condition of these counterparties and macroeconomic factors beyond our control, such as deteriorating conditions in the world economy or in the industries served by the borrowers. While we monitor our exposure, there can be no guarantee we will be able to successfully mitigate all of these risks. Credit losses, if significant, could have a material adverse effect on our business, financial condition, results of operations and cash flows.

Changes in credit ratings issued by nationally recognized statistical rating organizations (NRSROs) could adversely affect our cost of financing and the market price of our 6.000% Senior Notes and 5.250% Senior Notes.
NRSROs rate the 6.000% Senior Notes, the 5.250% Senior Notes and the Company based on factors that include our operating results, actions that we take, their view of the general outlook for our industry and their view of the general outlook for the economy. Actions taken by the NRSROs can include maintaining, upgrading or downgrading the current rating or placing us on a watch list for possible future downgrading. Downgrading the credit rating of the 6.000% Senior Notes or the 5.250% Senior Notes or placing us on a watch list for possible future downgrading could increase our cost of financing, limit our access to the capital markets and have an adverse effect on the market price of the 6.000% Senior Notes and the 5.250% Senior Notes.
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
Despite the sale of the International Business in August 2017, we continue to operate manufacturing, sales and service facilities outside of the United States, particularly in Canada, Mexico, China, Norway and The Netherlands. Accordingly, we are subject to risks associated with operating in foreign countries, including:

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
In addition, our operations outside the United States are subject to the risk of new and different legal and regulatory requirements in local jurisdictions, potential difficulties in staffing and managing local operations and potentially adverse tax consequences. The costs associated with operating our continuing international business could adversely affect our results of operations, financial condition and cash flows in the future.

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
Litigation may be necessary to enforce our intellectual property rights and protect our proprietary information, or to defend against claims by third parties that our products or services infringe their intellectual property rights. Any litigation or claims brought by or against us could result in substantial costs and diversion of our resources. A successful claim of trademark, patent or other intellectual property infringement against us, or any other successful challenge to the use of our intellectual property, could subject us to damages or prevent us from providing certain products or services, or using certain of our recognized brand names, which could have a material adverse effect on our business, financial condition and results of operations.
In the event the Restated Marketing Agreement for consumer Roundup® products terminates, we would lose a substantial source of future earnings and overhead expense absorption.
If we (i) become insolvent, (ii) commit a material breach, material fraud or material misconduct under the Restated Marketing Agreement, (iii) experience a change of control of the Company (subject to certain exceptions), or (iv) impermissibly assign our rights or delegate our obligations under the Restated Marketing Agreement, Monsanto may terminate the Restated Marketing Agreement without paying a termination fee to the Company. Monsanto may also terminate the Restated Marketing Agreement in the event of a change of control of Monsanto or a sale of the Roundup® business effective at the end of the fifth full year after providing notice of termination, but would have to pay a termination fee to the Company. In the event the Restated Marketing

Agreement terminates, we would lose all, or a substantial portion, of the significant source of earnings and overhead expense absorption the Restated Marketing Agreement provides.
For additional information regarding the Restated Marketing Agreement, see “NOTE 6. MARKETING AGREEMENT” of the Notes to Consolidated Financial Statements included in this Annual Report on Form 10-K.
Hagedorn Partnership, L.P. beneficially owns approximately 26% of our Common Shares and can significantly influence decisions that require the approval of shareholders.
Hagedorn Partnership, L.P. beneficially owned approximately 26% of our outstanding Common Shares on a fully diluted basis as of November 24, 2017. As a result, it has sufficient voting power to significantly influence the election of directors and the approval of other actions requiring the approval of our shareholders, including the entering into of certain business combination transactions. In addition, because of the percentage of ownership and voting concentration in Hagedorn Partnership, L.P., elections of our board of directors will generally be within the control of Hagedorn Partnership, L.P. While all of our shareholders are entitled to vote on matters submitted to our shareholders for approval, the concentration of our Common Shares and voting control presently lies with Hagedorn Partnership, L.P. As such, it would be difficult for shareholders to propose and have approved proposals not supported by Hagedorn Partnership, L.P. Hagedorn Partnership, L.P.’s interests could differ from, or be in conflict with, the interests of other shareholders.
While we have, over the past few years, increased the rate of cash dividends on, and engaged in repurchases of, our Common Shares, any future decisions to reduce or discontinue paying cash dividends to our shareholders or repurchasing our Common Shares pursuant to our previously announced repurchase program could cause the market price for our Common Shares to decline.
Our payment of quarterly cash dividends on and repurchase of our Common Shares pursuant to our stock repurchase program are subject to, among other things, our financial position and results of operations, available cash and cash flow, capital requirements, and other factors. We have, over the past few years, increased the rate of cash dividends on, and repurchases of, our Common Shares. In the fourth quarter of fiscal 2017, we increased the amount of our quarterly cash dividend by 6% to $0.53 per share. The total remaining share repurchase authorization as of September 30, 2017 is $608.5 million.
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
We evaluate as necessary the potential disposition of assets and businesses that may no longer help meet our objectives. When we decide to sell assets or a business, we may encounter difficulty in finding buyers or alternative exit strategies on acceptable terms in a timely manner, which could delay the accomplishment of our strategic objectives. Alternatively, we may dispose of a business at a price or on terms that are less than we had anticipated. After reaching an agreement with a buyer for the disposition of a business, we are subject to the satisfaction of pre-closing conditions, which may prevent us from completing the transaction. Dispositions may also involve continued financial involvement in the divested business, such as through continuing equity ownership, guarantees, indemnities or other financial obligations. Under these arrangements, performance by the divested businesses or other conditions outside our control could affect future financial results.
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
From time to time, we are also involved in legal proceedings as a plaintiff involving contract, intellectual property and other matters.  We cannot predict with certainty the outcomes of these legal proceedings and other contingencies, and the costs incurred in litigation can be substantial, regardless of the outcome.  Substantial unanticipated verdicts, fines and rulings do sometimes occur.  As a result, we could from time to time incur judgments, enter into settlements or revise our expectations regarding the outcome of certain matters, and such developments could have a material adverse effect on our results of operations in the period in which the amounts are accrued and/or our cash flows in the period in which the amounts are paid.  The outcome of some of these legal proceedings and other contingencies could require us to take, or refrain from taking, actions which could negatively affect our operations and, depending on the nature of the allegations, could negatively impact our reputation.  Additionally, defending against these legal proceedings may involve significant expense and diversion of management’s attention and resources.

ITEM 1B.	UNRESOLVED STAFF COMMENTS
None.

ITEM 2.	PROPERTIES
Our corporate headquarters are located in Marysville, Ohio, where we own approximately 706 acres of land and lease approximately 24 acres of land. In addition, we own and lease numerous industrial, commercial and office properties located in North America, Europe and Asia that support the management, manufacturing, distribution and research and development of our products and services. We believe our properties are suitable and adequate to serve the needs of our business and that our leased properties are subject to appropriate lease agreements.
The Company has 45 owned properties and 89 leased properties. These properties are located in the following countries:

Location	Owned	Leased
United States	36	65
Mexico	—	1
Canada	9	14
China	—	4
The Netherlands	—	4
Norway	—	1
Total	45	89
We own or lease 76 manufacturing properties, four distribution properties and three research and development properties in the United States. We own or lease twenty manufacturing properties in Canada, one manufacturing property in Norway, one manufacturing property in the Netherlands and one manufacturing property in China. We also lease one distribution property in Mexico and one research and development property in Canada. Most of the manufacturing properties, which include growing media properties and peat harvesting properties, have production lines, warehouses, offices and field processing areas.

ITEM 3.   LEGAL PROCEEDINGS
As noted in the discussion in “ITEM 1. BUSINESS — Regulatory Considerations — Regulatory Matters” of this Annual Report on Form 10-K, we are involved in several pending environmental and regulatory matters. We believe that our assessment of contingencies is reasonable and that the related accruals, in the aggregate, are adequate; however, there can be no assurance that the final resolution of these matters will not have a material effect on our financial condition, results of operations or cash flows.
We have been named as a defendant in a number of cases alleging injuries that the lawsuits claim resulted from exposure to asbestos-containing products, apparently based on our historic use of vermiculite in certain of our products. In many of these cases, the complaints are not specific about the plaintiffs’ contacts with us or our products. The cases vary, but complaints in these cases generally seek unspecified monetary damages (actual, compensatory, consequential and punitive) from multiple defendants. We believe that the claims against us are without merit and are vigorously defending against them. It is not currently possible to reasonably estimate a probable loss, if any, associated with the cases and, accordingly, no accruals have been recorded in our consolidated financial statements. We are reviewing agreements and policies that may provide insurance coverage or indemnity as to these claims and are pursuing coverage under some of these agreements and policies, although there can be no assurance of the results of these efforts. There can be no assurance that these cases, whether as a result of adverse outcomes or as a result of significant defense costs, will not have a material adverse effect on our financial condition, results of operations or cash flows.
In connection with the sale of wild bird food products that were the subject of a voluntary recall in 2008, the Company, along with its Chief Executive Officer, have been named as defendants in four actions filed on and after June 27, 2012, which have been consolidated and, on March 31, 2017, certified as a class action in the United States District Court for the Southern District of California as In re Morning Song Bird Food Litigation, Lead Case No. 3:12-cv-01592-JAH-AGS. The plaintiffs allege various statutory and common law claims associated with the Company’s sale of wild bird food products and a plea agreement entered into in previously pending government proceedings associated with such sales. The plaintiffs allege, among other things, a class action on behalf of all persons and entities in the United States who purchased certain bird food products. The plaintiffs assert: (i) hundreds of millions of dollars in monetary damages (actual, compensatory, consequential, and restitution); (ii) punitive and treble damages; (iii) injunctive and declaratory relief; (iv) pre-judgment and post-judgment interest; and (v) costs and attorneys’ fees. The Company and its Chief Executive Officer dispute the plaintiffs’ assertions and intend to vigorously defend the consolidated action. At this point in the proceedings, it is not currently possible to reasonably estimate a probable loss, if any, associated with the action and, accordingly, no accruals have been recorded in the consolidated financial statements with respect to the action. There can be no assurance that this action, whether as a result of an adverse outcome or as a result of significant defense costs, will not have a material adverse effect on the Company’s financial condition, results of operations or cash flows.

We are involved in other lawsuits and claims which arise in the normal course of our business including the initiation and defense of proceedings to protect intellectual property rights, advertising claims and employment disputes. In our opinion, these claims individually and in the aggregate are not expected to have a material adverse effect on our financial condition, results of operations or cash flows.

ITEM 4.  MINE SAFETY DISCLOSURE
Not Applicable.

SUPPLEMENTAL ITEM.  EXECUTIVE OFFICERS OF THE REGISTRANT
The executive officers of Scotts Miracle-Gro, their positions and, as of November 24, 2017, their ages and years with Scotts Miracle-Gro (and its predecessors) are set forth below.

Name	Age	Position(s) Held	Years with Company
James Hagedorn	62	Chief Executive Officer and Chairman of the Board	30
Michael C. Lukemire	59	President and Chief Operating Officer	21
Thomas R. Coleman	48	Executive Vice President and Chief Financial Officer	18
Ivan C. Smith	48	Executive Vice President, General Counsel, Corporate Secretary and Chief Compliance Officer	14
Denise S. Stump	63	Executive Vice President, Global Human Resources and Chief Ethics Officer	17
Executive officers serve at the discretion of the Board of Directors of Scotts Miracle-Gro and pursuant to executive severance agreements or other arrangements. The business experience of each of the individuals listed above during at least the past five years is as follows:
Mr. Hagedorn was named Chairman of the Board of Scotts Miracle-Gro’s predecessor in January 2003 and Chief Executive Officer of Scotts Miracle-Gro’s predecessor in May 2001. He also served as President of Scotts Miracle-Gro (or its predecessor) from October 2015 until February 2016. Mr. Hagedorn serves on Scotts Miracle-Gro’s Board of Directors, a position he has held with Scotts Miracle-Gro (or its predecessor) since 1995. Mr. Hagedorn is the brother of Katherine Hagedorn Littlefield, a director of Scotts Miracle-Gro. Prior to 2012, Mr. Hagedorn held various managerial roles at the Company.
Mr. Lukemire was named President and Chief Operating Officer of Scotts Miracle-Gro in February 2016. He served as Executive Vice President and Chief Operating Officer of Scotts Miracle-Gro from December 2014 until February 2016. Prior to this appointment, Mr. Lukemire had served as Executive Vice President, North American Operations of Scotts Miracle-Gro from April 2014 until December 2014, as Executive Vice President, Business Execution of Scotts Miracle-Gro from May 2013 until April 2014 and as President, U.S. Consumer Regions of Scotts Miracle-Gro from October 2011 until May 2013. Prior to 2012, Mr. Lukemire held various managerial roles at the Company.
Mr. Coleman was named Executive Vice President and Chief Financial Officer of Scotts Miracle-Gro in April 2014. Prior to this appointment, Mr. Coleman had served as Senior Vice President, Global Finance Operations and Enterprise Performance Management Analytics for The Scotts Company LLC, a wholly-owned subsidiary of Scotts Miracle-Gro, since January 2011. Previously, Mr. Coleman served as interim principal financial officer of Scotts Miracle-Gro between February 2013 and March 2013. Prior to 2012, Mr. Coleman held various managerial roles at the Company.
Mr. Smith was named Executive Vice President, General Counsel and Corporate Secretary of Scotts Miracle-Gro in July 2013 and Chief Compliance Officer of Scotts Miracle-Gro in October 2013. Prior to July 2013, he had served as Vice President, Global Consumer Legal and Assistant General Counsel of Scotts LLC since October 2011. Prior to 2012, Mr. Smith held various managerial roles at the Company.
Ms. Stump was named Executive Vice President, Global Human Resources of Scotts Miracle-Gro (or its predecessor) in February 2003 and Chief Ethics Officer of Scotts Miracle-Gro in October 2013. Prior to 2012, Ms. Stump held various managerial roles at the Company.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
The Common Shares trade on the New York Stock Exchange under the symbol “SMG.” The quarterly high and low sale prices for the fiscal years ended September 30, 2017 and 2016 were as follows:

	Sale Prices
	High	Low
FISCAL 2017
First quarter	$98.82	$82.49
Second quarter	$96.38	$88.61
Third quarter	$97.50	$81.48
Fourth quarter	$99.91	$89.60
FISCAL 2016
First quarter	$72.26	$60.25
Second quarter	$75.13	$62.20
Third quarter	$73.16	$65.80
Fourth quarter	$83.73	$68.24

On August 3, 2015, Scotts Miracle-Gro announced that its Board of Directors had increased the quarterly cash dividend to $0.47 per Common Share, which was paid in September of fiscal 2015 and December, March and June of fiscal 2016. On August 3, 2016, Scotts Miracle-Gro announced that its Board of Directors had further increased the quarterly cash dividend to $0.50 per Common Share, which was paid in September of fiscal 2016 and December, March and June of fiscal 2017. On August 1, 2017, the Scotts Miracle-Gro Board of Directors approved an increase in the quarterly cash dividend from $0.50 to $0.53 per Common Share, which was paid in September of fiscal 2017.

The payment of future dividends, if any, on the Common Shares will be determined by the Board of Directors in light of conditions then existing, including the Company’s earnings, financial condition and capital requirements, restrictions in financing agreements, business conditions and other factors. The credit agreement allows the Company to make unlimited restricted payments (as defined in the credit agreement), including increased or one-time dividend payments and Common Share repurchases, as long as the leverage ratio resulting from the making of such restricted payments is 4.00 or less. Otherwise the Company may only make restricted payments in an aggregate amount for each fiscal year not to exceed the amount set forth for such fiscal year ($200.0 million for fiscal 2018 and each fiscal year thereafter). Our leverage ratio was 3.04 at September 30, 2017. See “NOTE 11. DEBT” of the Notes to Consolidated Financial Statements included in this Annual Report on Form 10-K for further discussion regarding the restrictions on dividend payments.
As of November 24, 2017, there were approximately 87,000 shareholders, including holders of record and our estimate of beneficial holders.

The following table shows the purchases of Common Shares made by or on behalf of Scotts Miracle-Gro or any “affiliated purchaser” (as defined in Rule 10b-18(a)(3) under the Securities Exchange Act of 1934, as amended) of Scotts Miracle-Gro for each of the three fiscal months in the quarter ended September 30, 2017:

Period	Total Number of Common Shares Purchased(1)	Average Price Paid per Common Share(2)	Total Number of Common Shares Purchased as Part of Publicly Announced Plans or Programs(3)	Approximate Dollar Value of Common Shares That May Yet be Purchased Under the Plans or Programs(3)
July 2 through July 29, 2017	241,358	$93.02	240,255	$656,841,318
July 30 through August 26, 2017	229,054	$95.57	229,050	$634,951,420
August 27 through September 30, 2017	280,444	$95.36	277,650	$608,450,394
Total	750,856	$94.67	746,955

(1)
All of the Common Shares purchased during the fourth quarter of fiscal 2017 were purchased in open market transactions. The total number of Common Shares purchased during the quarter includes 3,901 Common Shares purchased by the trustee of the rabbi trust established by the Company as permitted pursuant to the terms of The Scotts Company LLC Executive Retirement Plan (the “ERP”). The ERP is an unfunded, non-qualified deferred compensation plan which, among other things, provides eligible employees the opportunity to defer compensation above specified statutory limits applicable to The Scotts Company LLC Retirement Savings Plan and with respect to any Executive Management Incentive Pay (as defined in the ERP), Performance Award (as defined in the ERP) or other bonus awarded to such eligible employees. Pursuant to the terms of the ERP, each eligible employee has the right to elect an investment fund, including a fund consisting of Common Shares (the “Scotts Miracle-Gro Common Stock Fund”), against which amounts allocated to such employee’s account under the ERP, including employer contributions, will be benchmarked (all ERP accounts are bookkeeping accounts only and do not represent a claim against specific assets of the Company). Amounts allocated to employee accounts under the ERP represent deferred compensation obligations of the Company. The Company established the rabbi trust in order to assist the Company in discharging such deferred compensation obligations. When an eligible employee elects to benchmark some or all of the amounts allocated to such employee’s account against the Scotts Miracle-Gro Common Stock Fund, the trustee of the rabbi trust purchases the number of Common Shares equivalent to the amount so benchmarked. All Common Shares purchased by the trustee are purchased on the open market and are held in the rabbi trust until such time as they are distributed pursuant to the terms of the ERP. All assets of the rabbi trust, including any Common Shares purchased by the trustee, remain, at all times, assets of the Company, subject to the claims of its creditors. The terms of the ERP do not provide for a specified limit on the number of Common Shares that may be purchased by the trustee of the rabbi trust.

(2)	The average price paid per Common Share is calculated on a settlement basis and includes commissions.

(3)
On August 11, 2014, Scotts Miracle-Gro announced that its Board of Directors authorized the repurchase of up to $500 million of Common Shares over a five-year period (effective November 1, 2014 through September 30, 2019). On August 3, 2016, Scotts Miracle-Gro announced that its Board of Directors increased the then outstanding authorization by an additional $500 million. The amended authorization allows for the repurchases of up to $1.0 billion of Common Shares through September 30, 2019. The dollar amounts in the “Approximate Dollar Value of Common Shares That May Yet be Purchased Under the Plans or Programs” column reflect the remaining amounts that were available for repurchase under the original $500 million and the incremental $500 million authorized repurchase programs.

ITEM 6.	SELECTED FINANCIAL DATA

The following table sets forth selected consolidated financial data for the periods indicated. You should read the following summary consolidated financial data in conjunction with our consolidated financial statements and the notes thereto and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in this Annual Report on Form 10-K. The summary consolidated financial data presented below as of and for the fiscal years ended September 30, 2017, 2016, 2015, 2014 and 2013 has been derived from our financial statements.

Five-Year Summary(1)

	Year Ended September 30,
	2017	2016	2015	2014	2013
	(In millions, except per share amounts)
GAAP OPERATING RESULTS:
Net sales	$2,642.1	$2,506.2	$2,371.1	$2,189.3	$2,166.2
Gross profit	972.6	900.3	810.8	774.2	747.7
Income from operations	433.4	447.6	253.8	263.3	282.0
Income from continuing operations	198.3	246.1	128.7	131.8	142.0
Income from discontinued operations, net of tax	20.5	68.7	30.0	34.4	19.1
Net income	218.8	314.8	158.7	166.2	161.1
Net income attributable to controlling interest	218.3	315.3	159.8	166.5	161.1
NON-GAAP ADJUSTED OPERATING RESULTS(2):
Adjusted income from operations	$438.3	$402.1	$334.0	$310.8	$293.2
Adjusted income from continuing operations	237.4	230.2	180.4	170.0	148.9
Adjusted net income attributable to controlling interest from continuing operations	236.9	230.7	181.5	170.3	148.9
SLS Divestiture adjusted income	236.9	221.7	203.4	190.9	168.1
FINANCIAL POSITION:
Working capital(3)	$337.2	$325.8	$382.8	$256.3	$256.9
Current ratio(3)	1.6	1.5	1.8	1.6	1.7
Property, plant and equipment, net	467.7	444.9	413.4	393.5	375.8
Total assets	2,747.0	2,755.8	2,458.3	1,996.0	1,871.2
Total debt to total book capitalization(4)	68.3%	63.0%	63.1%	58.3%	43.7%
Total debt	1,401.1	1,215.9	1,061.1	774.9	552.0
Total equity—controlling interest	648.8	715.2	620.7	553.7	710.5
GAAP CASH FLOWS:
Cash flows provided by operating activities	$354.0	$237.4	$246.9	$240.9	$342.0
Investments in property, plant and equipment	69.6	58.3	61.7	87.6	60.1
Investment in marketing and license agreement	—	—	300.0	—	—
Investments in loans receivable	29.7	90.0	—	—	—
Net distributions from unconsolidated affiliates	57.4	194.1	—	—	—
Investments in acquired businesses, net of cash acquired and payments on seller notes	150.4	161.2	181.7	114.8	4.0
Dividends paid	120.3	116.6	111.3	230.8	87.8
Purchases of Common Shares	246.0	130.8	14.8	120.0	—
NON-GAAP CASH FLOWS(2):
Free cash flow	284.4	179.1	185.2	153.3	281.9
Free cash flow productivity	130.0%	56.9%	116.7%	92.2%	175.0%
PER SHARE DATA:
GAAP earnings per common share from continuing operations:
Basic	$3.33	$4.04	$2.12	$2.14	$2.30
Diluted	3.29	3.98	2.09	2.11	2.27
Non-GAAP adjusted earnings per common share from continuing operations:
Adjusted diluted(2)	3.94	3.72	2.92	2.72	2.38
SLS Divestiture adjusted income(2)	3.94	3.58	3.27	3.04	2.69
Dividends per common share(5)	2.030	1.910	1.820	3.763	1.413
Stock price at year-end	97.34	83.27	60.82	55.00	55.03
Stock price range—High	99.91	83.73	68.99	60.30	55.99
Stock price range—Low	81.48	60.25	54.71	50.51	39.64
OTHER:
Adjusted EBITDA(6)	$560.5	$517.4	$471.8	$412.4	$390.5
Leverage ratio(6)	3.04	3.10	2.63	2.18	2.05
Interest coverage ratio(6)	7.54	7.88	9.34	9.41	6.59
Weighted average Common Shares outstanding	59.4	61.1	61.1	61.6	61.7
Common shares and dilutive potential common shares used in diluted EPS calculation	60.2	62.0	62.2	62.7	62.6

(1)	The Selected Financial Data has been retrospectively updated to recast activity for the following:

Discontinued Operations

In the second quarter of fiscal 2014, we completed the sale of our wild bird food business. As a result, effective in our second quarter of fiscal 2014, we classified the wild bird food business as a discontinued operation in accordance with GAAP.
On April 13, 2016, we completed the contribution of the SLS Business to the TruGreen Joint Venture in exchange for a minority equity interest of approximately 30% in the TruGreen Joint Venture. As a result, effective in our second quarter of fiscal 2016, we classified the SLS Business as a discontinued operation in accordance with GAAP.
On August 31, 2017, we completed the sale of the International Business. As a result, effective in our fourth quarter of fiscal 2017, we classified the International Business as a discontinued operation in accordance with GAAP.

Recent Accounting Pronouncements

In April 2015, the Financial Accounting Standards Board (“FASB”) issued an accounting standard update that requires debt issuance costs related to a recognized debt liability to be presented in the balance sheet as a direct deduction from the corresponding debt liability rather than as an asset; however debt issuance costs relating to revolving credit facilities will remain in other assets. We adopted this guidance on a retrospective basis effective October 1, 2016. As a result, debt issuance costs have been presented as a component of the carrying amount of long-term debt in the Consolidated Balance Sheets. These amounts were previously reported within other assets.
In November 2015, the FASB issued an accounting standard update to simplify the presentation of deferred income taxes by requiring that deferred income tax liabilities and assets be classified as noncurrent in a classified statement of financial position. We adopted this guidance on a retrospective basis during the fourth quarter of fiscal 2017. As a result, deferred tax assets have been presented net within other liabilities in the Consolidated Balance Sheets. These amounts were previously reported within prepaid and other current assets.

(2)	Reconciliation of Non-GAAP Measures

Use of Non-GAAP Measures

To supplement the financial measures prepared in accordance with U.S. generally accepted accounting principles (“GAAP”), we use non-GAAP financial measures. The reconciliations of these non-GAAP financial measures to the most directly comparable financial measures calculated and presented in accordance with GAAP are shown in the tables below.These non-GAAP financial measures should not be considered in isolation from, or as a substitute for or superior to, financial measures reported in accordance with GAAP. Moreover, these non-GAAP financial measures have limitations in that they do not reflect all the items associated with the operations of the business as determined in accordance with GAAP. Other companies may calculate similarly titled non-GAAP financial measures differently than us, limiting the usefulness of those measures for comparative purposes.

In addition to GAAP measures, we use these non-GAAP financial measures to evaluate our performance, engage in financial and operational planning and determine incentive compensation because we believe that these measures provide additional perspective on and, in some circumstances are more closely correlated to, the performance of our underlying, ongoing business.

We believe that these non-GAAP financial measures are useful to investors in their assessment of operating performance and the valuation of the Company. In addition, these non-GAAP financial measures address questions routinely received from analysts and investors and, in order to ensure that all investors have access to the same data, we have determined that it is appropriate to make this data available to all investors. Non-GAAP financial measures exclude the impact of certain items (as further described below) and provide supplemental information regarding operating performance. By disclosing these non-GAAP financial measures, we intend to provide investors with a supplemental comparison of operating results and trends for the periods presented. We believe these measures are also useful to investors as such measures allow investors to evaluate performance using the same metrics that we use to evaluate past performance and prospects for future performance. We view free cash flow as an important measure because it is one factor used in determining the amount of cash available for dividends and discretionary investment. We view free cash flow productivity as a useful measure to help investors understand the Company’s ability to generate cash.

Exclusions from Non-GAAP Financial Measures

Non-GAAP financial measures reflect adjustments based on the following items:

•
Impairments, which are excluded because they do not occur in or reflect the ordinary course of our ongoing business operations and their exclusion results in a metric that provides supplemental information about the sustainability of operating performance.

•
Restructuring and employee severance costs, which include charges for discrete projects or transactions that fundamentally change our operations and are excluded because they are not part of the ongoing operations of our underlying business, which includes normal levels of reinvestment in the business.

•
Costs related to refinancing, which are excluded because they do not typically occur in the normal course of business and may obscure analysis of trends and financial performance. Additionally, the amount and frequency of these types of charges is not consistent and is significantly impacted by the timing and size of debt financing transactions.

•
Charges or credits incurred by the TruGreen Joint Venture that are apart from and not indicative of the results of its ongoing operations, including transaction related costs, refinancing costs, restructurings and other discrete projects or transactions including a non-cash purchase accounting fair value write down adjustment related to deferred revenue and advertising (“TruGreen Joint Venture non-GAAP adjustments”).

•
Discontinued operations and other unusual items, which include costs or gains related to discrete projects or transactions and are excluded because they are not comparable from one period to the next and are not part of the ongoing operations of our underlying business.

The tax effect for each of the items listed above is determined using the tax rate and other tax attributes applicable to the item and the jurisdiction(s) in which the item is recorded.

Definitions of Non-GAAP Financial Measures

The reconciliations of non-GAAP disclosure items includes the following financial measures that are not calculated in accordance with GAAP and are utilized by us in evaluating the performance of the business, engaging in financial and operational planning, the determination of incentive compensation, and by investors and analysts in evaluating performance of the business:

Adjusted income (loss) from operations: Income (loss) from operations excluding impairment, restructuring and other charges / recoveries and product registration and recall matters and other charges.
Adjusted income (loss) from continuing operations: Income (loss) from continuing operations excluding impairment, restructuring and other charges / recoveries, costs related to refinancing, product registration and recall matters and other charges and TruGreen Joint Venture non-GAAP adjustments, each net of tax.
Adjusted net income (loss) attributable to controlling interest from continuing operations: Net income (loss) attributable to controlling interest excluding impairment, restructuring and other charges / recoveries, costs related to refinancing, product registration and recall matters and other charges, TruGreen Joint Venture non-GAAP adjustments and discontinued operations, each net of tax.
Adjusted diluted income (loss) per common share from continuing operations: Diluted net income (loss) per common share from continuing operations excluding impairment, restructuring and other charges / recoveries, costs related to refinancing, product registration and recall matters and other charges and TruGreen Joint Venture non-GAAP adjustments, each net of tax.
SLS Divestiture adjusted income (loss): Net income (loss) from continuing operations excluding impairment, restructuring and other charges / recoveries, costs related to refinancing, product registration and recall matters and other charges and TruGreen Joint Venture non-GAAP adjustments, each net of tax. This measure also includes income (loss) from discontinued operations related to the SLS Business; however, excludes the gain on the contribution of the SLS Business to the TruGreen Joint Venture, each net of tax.
SLS Divestiture adjusted income (loss) per common share: Diluted net income (loss) per common share excluding impairment, restructuring and other charges / recoveries, costs related to refinancing, product registration and recall matters and other charges and TruGreen Joint Venture non-GAAP adjustments, each net of tax. This measure also includes income (loss) from discontinued operations related to the SLS Business; however, excludes the gain on the contribution of the SLS Business to the TruGreen Joint Venture, each net of tax.
Free cash flow: Net cash provided by (used in) operating activities reduced by investments in property, plant and equipment.
Free cash flow productivity: Ratio of free cash flow to net income (loss).

Adjusted EBITDA: Net income (loss) before interest, taxes, depreciation and amortization as well as certain other items such as the impact of the cumulative effect of changes in accounting, costs associated with debt refinancing and other non-recurring or non-cash items affecting net income (loss). The presentation of adjusted EBITDA is intended to be consistent with the calculation of that measure as required by our borrowing arrangements, and used to calculate a leverage ratio (maximum of 4.50 at September 30, 2017) and an interest coverage ratio (minimum of 3.00 for the twelve months ended September 30, 2017).
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

A reconciliation of the non-GAAP measures to the most directly comparable GAAP measures is presented in the following table:

	Year Ended September 30,
	2017	2016	2015	2014	2013
	(In millions, except per share data)
Income from operations (GAAP)	$433.4	$447.6	$253.8	$263.3	$282.0
Impairment, restructuring and other charges (recoveries)	4.9	(45.5)	80.2	47.5	11.2
Adjusted income from operations (Non-GAAP)	$438.3	$402.1	$334.0	$310.8	$293.2
Income from continuing operations (GAAP)	$198.3	$246.1	$128.7	$131.8	$142.0
Impairment, restructuring and other charges (recoveries)	43.5	(33.8)	80.2	47.5	11.2
Costs related to refinancing	—	8.8	—	10.7	—
Adjustment to income tax (expense) benefit from continuing operations	(4.4)	9.1	(28.5)	(20.0)	(4.3)
Adjusted income from continuing operations (Non-GAAP)	$237.4	$230.2	$180.4	$170.0	$148.9
Net income attributable to controlling interest (GAAP)	$218.3	$315.3	$159.8	$166.5	$161.1
Discontinued operations	20.5	68.7	30.0	34.4	19.1
Impairment, restructuring and other charges (recoveries)	43.5	(33.8)	80.2	47.5	11.2
Costs related to refinancing	—	8.8	—	10.7	—
Adjustment to income tax (benefit) expense from continuing operations	(4.4)	9.1	(28.5)	(20.0)	(4.3)
Adjusted net income attributable to controlling interest (Non-GAAP)	$236.9	$230.7	$181.5	$170.3	$148.9
Income from continuing operations (GAAP)	$198.3	$246.1	$128.7	$131.8	$142.0
Net (income) loss attributable to noncontrolling interest	(0.5)	0.5	1.1	0.3	—
Net income attributable to controlling interest from continuing operations	197.8	246.6	129.8	132.1	142.0
Impairment, restructuring and other charges (recoveries)	43.5	(33.8)	80.2	47.5	11.2
Costs related to refinancing	—	8.8	—	10.7	—
Adjustment to income tax (expense) benefit from continuing operations	(4.4)	9.1	(28.5)	(20.0)	(4.3)
Adjusted income attributable to controlling interest from continuing operations (Non-GAAP)	$236.9	$230.7	$181.5	$170.3	$148.9
Income (loss) from discontinued operations from SLS Business	(1.8)	102.9	32.5	30.9	30.3
Gain on contribution of SLS Business	—	(131.2)	—	—	—
Adjustment to gain on contribution on SLS Business	1.0	—	—	—	—
Impairment, restructuring and other from SLS Business in discontinued operations	0.8	13.6	1.5	1.0	—
Adjustment to income tax (expense) benefit from discontinued operations	—	5.7	(12.1)	(11.3)	(11.1)
Adjusted income (loss) from SLS Business in discontinued operations, net of tax	—	(9.0)	21.9	20.6	19.2
SLS Divestiture adjusted income (Non-GAAP)	$236.9	$221.7	$203.4	$190.9	$168.1
Diluted income per share from continuing operations (GAAP)	$3.29	$3.98	$2.09	$2.11	$2.27
Impairment, restructuring and other charges (recoveries)	0.72	(0.55)	1.29	0.76	0.18
Costs related to refinancing	—	0.14	—	0.17	—
Adjustment to income tax (expense) benefit from continuing operations	(0.07)	0.15	(0.46)	(0.32)	(0.07)
Adjusted diluted income per common share from continuing operations (Non-GAAP)	$3.94	$3.72	$2.92	$2.72	$2.38
Income (loss) from discontinued operations from SLS Business	$(0.03)	$1.66	$0.52	$0.49	$0.48
Gain on contribution of SLS Business	—	(2.12)	—	—	—
Adjustment to gain on contribution of SLS Business	0.02	—	—	—	—
Impairment, restructuring and other from SLS Business in discontinued operations	0.01	0.22	0.02	0.02	—
Adjustment to income tax (expense) benefit from discontinued operations	—	0.09	(0.19)	(0.18)	(0.18)
Adjusted diluted income (loss) from SLS Business in discontinued operations, net of tax	—	(0.15)	0.35	0.33	0.31
SLS Divestiture adjusted income per common share (Non-GAAP)	$3.94	$3.58	$3.27	$3.04	$2.69
The sum of the components may not equal the total due to rounding.

	Year Ended September 30,
	2017	2016	2015	2014	2013
	(In millions, except per share data)
Net cash provided by operating activities (GAAP)	$354.0	$237.4	$246.9	$240.9	$342.0
Investments in property, plant and equipment	(69.6)	(58.3)	(61.7)	(87.6)	(60.1)
Free cash flow (Non-GAAP)	$284.4	$179.1	$185.2	$153.3	$281.9
Free cash flow (Non-GAAP)	$284.4	$179.1	$185.2	$153.3	$281.9
Net income (GAAP)	218.8	314.8	158.7	166.2	161.1
Free cash flow productivity (Non-GAAP)	130.0%	56.9%	116.7%	92.2%	175.0%
The sum of the components may not equal the total due to rounding.

(3)	Working capital is calculated as current assets minus current liabilities. Current ratio is calculated as current assets divided by current liabilities.

(4)	The total debt to total book capitalization percentage is calculated by dividing total debt by total debt plus total equity—controlling interest.

(5)
Scotts Miracle-Gro pays a quarterly dividend to the holders of its Common Shares. On August 9, 2012, Scotts Miracle-Gro announced that its Board of Directors had increased the quarterly cash dividend to $0.325 per Common Share, which was first paid in the fourth quarter of fiscal 2012. On August 6, 2013, Scotts Miracle-Gro announced that its Board of Directors had increased the quarterly cash dividend to $0.4375 per Common Share, which was first paid in the fourth quarter of fiscal 2013. On August 11, 2014, Scotts Miracle-Gro announced that its Board of Directors had (i) further increased the quarterly cash dividend to $0.45 per Common Share, which was first paid in the fourth quarter of fiscal 2014 and (ii) declared a special one-time cash dividend of $2.00 per Common Share, which was paid on September 17, 2014. On August 3, 2015, Scotts Miracle-Gro announced that its Board of Directors had further increased the quarterly cash dividend to $0.47 per Common Share, which was first paid in the fourth quarter of fiscal 2015. On August 3, 2016, Scotts Miracle-Gro announced that its Board of Directors had further increased the quarterly cash dividend to $0.50 per Common Share, which was first paid in the fourth quarter of fiscal 2016. On August 1, 2017, Scotts Miracle-Gro announced that its Board of Directors had further increased the quarterly cash dividend to $0.53 per Common Share, which was first paid in September 2017.

(6)
We view our credit facility as material to our ability to fund operations, particularly in light of our seasonality. Please refer to “ITEM 1A. RISK FACTORS — Our indebtedness could limit our flexibility and adversely affect our financial condition” of this Annual Report on Form 10-K for a more complete discussion of the risks associated with our debt and our credit facility and the restrictive covenants therein. Our ability to generate cash flows sufficient to cover our debt service costs is essential to our ability to maintain our borrowing capacity. We believe that Adjusted EBITDA provides additional information for determining our ability to meet debt service requirements. The presentation of Adjusted EBITDA herein is intended to be consistent with the calculation of that measure as required by our borrowing agreements, and used to calculate a leverage ratio (maximum of 4.50 at September 30, 2017) and an interest coverage ratio (minimum of 3.00 for the twelve months ended September 30, 2017). Leverage ratio is calculated as average total indebtedness, as described in our credit facility, divided by Adjusted EBITDA. Interest coverage ratio is calculated as Adjusted EBITDA divided by interest expense, as described in our credit facility, and excludes costs related to refinancings. Our leverage ratio was 3.04 at September 30, 2017 and our interest coverage ratio was 7.54 for the twelve months ended September 30, 2017. Please refer to “ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — Liquidity and Capital Resources — Borrowing Agreements” of this Annual Report on Form 10-K for a discussion of our credit facility.

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
A numeric reconciliation of net income to Adjusted EBITDA is as follows:

	Year Ended September 30,
	2017	2016	2015	2014	2013
	(In millions)
Net income (GAAP)	$218.8	$314.8	$158.7	$166.2	$161.1
Income tax expense from continuing operations	116.6	137.6	76.3	74.3	82.7
Income tax expense from discontinued operations	11.9	43.2	9.1	17.8	9.9
Gain on sale / contribution of business	(31.7)	(131.2)	—	—	—
Costs related to refinancings	—	8.8	—	10.7	—
Interest expense	76.6	65.6	50.5	47.3	59.2
Depreciation	55.1	53.8	51.4	50.6	54.9
Amortization	25.0	19.7	17.6	13.8	11.2
Gain on investment in unconsolidated affiliate(7)	—	—	—	(3.3)	—
Impairment, restructuring and other from continuing operations	43.5	(33.8)	80.2	31.2	2.1
Impairment, restructuring and other from discontinued operations	15.9	19.7	11.3	2.5	9.1
Mark-to-market adjustments on derivatives	—	—	—	1.3	0.3
Expense on certain leases	3.6	3.6	3.5	—	—
Share-based compensation expense	25.2	15.6	13.2	—	—
Adjusted EBITDA (Non-GAAP)	$560.5	$517.4	$471.8	$412.4	$390.5

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
Executive Summary
We are dedicated to delivering strong, long-term financial results and outstanding shareholder returns by providing products of superior quality and value to enhance users growing environments. We are a leading manufacturer and marketer of branded consumer lawn and garden products. We are the exclusive agent of Monsanto for the marketing and distribution of consumer Roundup® non-selective weedkiller products within the United States and certain other specified countries. Through The Hawthorne Gardening Company, our wholly-owned subsidiary, we are a leading producer of liquid plant food products, growing media, advanced indoor garden, lighting and ventilation systems and accessories for hydroponic gardening.
In the first quarter of fiscal 2016, we announced a series of initiatives called Project Focus designed to maximize the value of our non-core assets and focus on emerging categories of the lawn and garden industry in our core U.S. business. On August 31, 2017, we completed the divestiture of our consumer lawn and garden businesses located in Australia, Austria, Belgium, Czech Republic, France, Germany, Luxembourg, Poland and the United Kingdom (the “International Business”). As a result, effective in our fourth quarter of fiscal 2017, we classified our results of operations for all periods presented to reflect the International Business as a discontinued operation and classified the assets and liabilities of the International Business as held for sale. On April 13, 2016, we completed the contribution of the SLS Business to the TruGreen Joint Venture in exchange for a minority equity interest of approximately 30% in the TruGreen Joint Venture. We now participate in the residential and commercial lawn care, tree and shrub care and pest control services segments in the United States and Canada through our interest in the TruGreen Joint Venture. For additional information, see “NOTE 2. DISCONTINUED OPERATIONS” of the Notes to Consolidated Financial Statements included in this Annual Report on Form 10-K.
Our operations are divided into three reportable segments: U.S. Consumer, Hawthorne and Other. U.S. Consumer consists of our consumer lawn and garden business located in the geographic United States. Hawthorne consists of our indoor, urban and hydroponic gardening business. Other consists of our consumer lawn and garden business in geographies other than the U.S. and our product sales to commercial nurseries, greenhouses and other professional customers. Corporate consists of general and administrative expenses and certain other income/expense items not allocated to the business segments. This division of reportable segments is consistent with how the segments report to and are managed by our chief operating decision maker. These segments differ from those used in prior periods due to the change in our internal organization structure resulting from the divestiture of the International Business, which closed on August 31, 2017.
As a leading consumer branded lawn and garden company, our product development and marketing efforts are largely focused on providing innovative and differentiated products and continually increasing brand and product awareness to inspire consumers to create retail demand. We have implemented this model for a number of years by focusing on research and development and investing approximately 4-5% of our annual net sales in advertising to support and promote our products and brands. We continually explore new and innovative ways to communicate with consumers. We believe that we receive a significant benefit from these expenditures and anticipate a similar commitment to research and development, advertising and marketing investments in the future, with the continuing objective of driving category growth and profitably increasing market share.
Our net sales in any one year are susceptible to weather conditions in the markets in which our products are sold and our services are offered. For instance, periods of abnormally wet or dry weather can adversely impact the sale of certain products, while increasing demand for other products, or delay the timing of the provision of certain services. We believe that our diversified product line and our geographic diversification reduce this risk, although to a lesser extent in a year in which unfavorable weather is geographically widespread and extends across a significant portion of the lawn and garden season. We also believe that weather conditions in any one year, positive or negative, do not materially impact longer-term category growth trends.
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

	Percent of Net Sales from Continuing Operations by Quarter
	2017	2016	2015
First Quarter	7.8%	6.1%	5.2%
Second Quarter	41.1%	44.6%	39.8%
Third Quarter	36.8%	35.4%	41.7%
Fourth Quarter	14.3%	13.9%	13.3%

We follow a 13-week quarterly accounting cycle pursuant to which the first three fiscal quarters end on a Saturday and the fiscal year always ends on September 30. This fiscal calendar convention requires us to cycle forward the first three fiscal quarter ends every six years. Fiscal 2016 is the most recent year impacted by this process and, as a result, the first quarter of fiscal 2016 had six additional days and the fourth quarter of fiscal 2016 had five fewer days compared to the corresponding quarters of fiscal 2015.
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

In August 2014, the Scotts Miracle-Gro Board of Directors authorized the repurchase of up to $500.0 million of Common Shares over a five-year period (effective November 1, 2014 through September 30, 2019). On August 3, 2016, Scotts Miracle-Gro announced that its Board of Directors authorized a $500.0 million increase to the share repurchase authorization ending on September 30, 2019. The amended authorization allows for the repurchases of up to $1.0 billion of Common Shares through September 30, 2019. From the inception of this share repurchase program in the fourth quarter of fiscal 2014 through September 30, 2017, Scotts Miracle-Gro repurchased approximately 4.8 million Common Shares for $391.5 million. Common Shares held in treasury totaling 0.5 million, 0.6 million and 0.9 million were reissued in support of share-based compensation awards and employee purchases under the employee stock purchase plan during fiscal 2017, fiscal 2016 and fiscal 2015, respectively.
On August 3, 2016, we announced that the Scotts Miracle-Gro Board of Directors approved an increase in our quarterly cash dividend from $0.47 to $0.50 per Common Share. On August 1, 2017, the Scotts Miracle-Gro Board of Directors approved an increase in our quarterly cash dividend from $0.50 to $0.53 per Common Share.

Results of Operations
Effective in our fourth quarter of fiscal 2017, we classified our results of operations for all periods presented to reflect the International Business as a discontinued operation. Effective in our second quarter of fiscal 2016, we classified our results of operations for all periods presented to reflect the SLS Business as a discontinued operation. As a result, and unless specifically stated, all discussions regarding results for the fiscal years ended September 30, 2017, 2016 and 2015 reflect results from our continuing operations.

The following table sets forth the components of income and expense as a percentage of net sales:

	Year Ended September 30,
	2017	2016	2015
Net sales	100.0%	100.0%	100.0%
Cost of sales	63.2	63.8	65.7
Cost of sales—impairment, restructuring and other	—	0.2	0.1
Gross profit	36.8	35.9	34.2
Operating expenses:
Selling, general and administrative	20.9	20.7	20.6
Impairment, restructuring and other	0.2	(2.1)	3.0
Other income, net	(0.6)	(0.6)	(0.1)
Income from operations	16.4	17.9	10.7
Equity in (income) loss of unconsolidated affiliates	1.1	(0.3)	—
Costs related to refinancing	—	0.4	—
Interest expense	2.9	2.5	2.1
Other non-operating expense	0.5	—	—
Income from continuing operations before income taxes	11.9	15.3	8.6
Income tax expense from continuing operations	4.4	5.5	3.2
Income from continuing operations	7.5	9.8	5.4
Income from discontinued operations, net of tax	0.8	2.7	1.3
Net income	8.3%	12.6%	6.7%

Net Sales
Net sales for fiscal 2017 increased 5.4% to $2.64 billion from $2.51 billion in fiscal 2016. Net sales for fiscal 2016 increased 5.7% from $2.37 billion in fiscal 2015. The change in net sales was attributable to the following:

	Year Ended September 30,
	2017	2016
Acquisitions	5.8%	3.2%
Pricing	1.1	0.6
Volume	(1.4)	2.8
Foreign exchange rates	(0.1)	(0.9)
Change in net sales	5.4%	5.7%

The increase in net sales for fiscal 2017 was primarily driven by:

•
the addition of net sales from acquisitions in our Hawthorne segment, primarily from Gavita, Botanicare and Agrolux, as well as the acquisition of a Canadian growing media operation in our Other segment;

•	increased pricing in our U.S. Consumer segment primarily driven by lower volume rebates as a result of year-to-date sales volume decline; and

•	increased sales of grass seed and Roundup® For Lawns products in our U.S. Consumer segment, and increased sales of hydroponic gardening products in our Hawthorne segment;

•	partially offset by decreased sales of mulch products in our U.S. Consumer segment;

•	decreased net sales associated with the Marketing Agreement Amendment and the Restated Marketing Agreement for consumer Roundup®; and

•
the unfavorable impact of foreign exchange rates as a result of the strengthening of the U.S. dollar relative to the Canadian dollar, partially offset by the weakening of the U.S. dollar relative to the euro.

The increase in net sales for fiscal 2016 was primarily driven by:

•
the addition of net sales from acquisitions within our Hawthorne segment, primarily from General Hydroponics, Vermicrop and Gavita, as well as the acquisition of a Canadian growing media operation in our Other segment;

•	increased sales volume in our Hawthorne segment driven by increased sales of hydroponic gardening products;

•	the impact of the Marketing Agreement Amendment for consumer Roundup®; and

•	increased pricing in the U.S. Consumer segment;

•	partially offset by the unfavorable impact of foreign exchange rates as a result of the strengthening of the U.S. dollar relative to other currencies including the Canadian dollar and the euro.
Cost of Sales
The following table shows the major components of cost of sales:

	Year Ended September 30,
	2017	2016	2015
	(In millions)
Materials	$966.9	$920.7	$907.7
Manufacturing labor and overhead	356.7	323.3	286.6
Distribution and warehousing	289.8	300.2	310.4
Roundup® reimbursements	56.1	55.8	52.6
	1,669.5	1,600.0	1,557.3
Impairment, restructuring and other	—	5.9	3.0
	$1,669.5	$1,605.9	$1,560.3

Factors contributing to the change in cost of sales are outlined in the following table:

	Year Ended September 30,
	2017	2016
	(In millions)
Volume and product mix	$90.6	$64.5
Roundup® reimbursements	0.3	3.2
Foreign exchange rates	(0.9)	(4.3)
Material costs	(20.5)	(20.7)
	69.5	42.7
Impairment, restructuring and other	(5.9)	2.9
Change in cost of sales	$63.6	$45.6
The increase in cost of sales for fiscal 2017 was primarily driven by:

•
$98.2 million in costs related to sales from acquisitions in our Hawthorne segment, primarily from Gavita, Botanicare and Agrolux, as well as $7.5 million in costs related to sales from the acquisition of a Canadian growing media operation in our Other segment;

•	partially offset by lower material costs in our U.S. Consumer segment driven by lower commodity costs primarily related to fertilizer inputs;

•	lower sales volume in our U.S. Consumer segment, partially offset by increased sales volume in our Hawthorne segment;

•
the favorable impact of foreign exchange rates as a result of the strengthening of the U.S. dollar relative to the Canadian dollar, partially offset by weakening of the U.S. dollar relative to the euro; and

•	a decrease in other charges of $5.9 million related to costs incurred during fiscal 2016 to address consumer complaints regarding our reformulated Bonus® S product sold during fiscal 2015.
The increase in cost of sales for fiscal 2016 was primarily driven by:

•	costs related to increased sales volume in our U.S. Consumer and Hawthorne segments;

•
$46.1 million in costs related to sales from acquisitions within our Hawthorne segment, primarily from General Hydroponics, Vermicrop and Gavita, as well as $4.6 million in costs related to sales from the acquisition of a Canadian growing media operation in our Other segment;

•	an increase in net sales attributable to reimbursements under the Marketing Agreement Amendment for consumer Roundup®; and

•	an increase in other charges of $2.9 million related to addressing the consumer complaints regarding our reformulated Bonus® S product sold during fiscal 2015;

•	partially offset by lower material costs in our U.S. Consumer segment driven by lower commodity costs primarily related to fertilizer inputs and resin;

•	lower distribution costs within our U.S. Consumer segment due to savings from lower fuel prices and reduced costs from efficiencies in our growing media business; and

•	the favorable impact of foreign exchange rates as a result of a strengthening of the U.S. dollar relative to other currencies including the Canadian dollar and the euro.
Gross Profit
As a percentage of net sales, our gross profit rate was 36.8%, 35.9% and 34.2% for fiscal 2017, fiscal 2016 and fiscal 2015, respectively. Factors contributing to the change in gross profit rate are outlined in the following table:

	Year Ended September 30,
	2017	2016
Material costs	0.8%	0.9%
Pricing	0.7	0.3
Volume and product mix	—	0.3
Roundup® commissions and reimbursements	(0.3)	0.5
Acquisitions	(0.6)	(0.1)
	0.6	1.9
Impairment, restructuring and other	0.3	(0.2)
Change in gross profit rate	0.9%	1.7%
The increase in the gross profit rate for fiscal 2017 was primarily driven by:

•	lower material costs in our U.S. Consumer segment driven by lower commodity costs primarily related to fertilizer inputs;

•	increased pricing in our U.S. Consumer segment primarily driven by lower volume rebates as a result of year-to-date sales volume decline; and

•	a decrease in other charges of $5.9 million related to costs incurred during fiscal 2016 to address consumer complaints regarding our reformulated Bonus® S product sold during fiscal 2015;

•
partially offset by an unfavorable net impact from acquisitions in our Hawthorne segment, primarily from Gavita, Botanicare and Agrolux, as well as the acquisition of a Canadian growing media operation in our Other segment; and

•	a decrease in net sales associated with the Marketing Agreement Amendment and the Restated Marketing Agreement for consumer Roundup®.
The increase in the gross profit rate for fiscal 2016 was primarily driven by:

•	lower material costs in our U.S. Consumer segment driven by lower commodity costs primarily related to fertilizer inputs and resin;

•	lower distribution costs within our U.S. Consumer segment due to savings from lower fuel prices and reduced costs from efficiencies in our growing media business;

•	an increase in net sales attributable to the Marketing Agreement Amendment for consumer Roundup®; and

•	increased pricing in the U.S. Consumer segment;

•	partially offset by an unfavorable net impact from acquisitions, primarily from General Hydroponics and Vermicrop within our Hawthorne segment; and

•	other charges of $5.9 million primarily related to addressing the consumer complaints regarding our reformulated Bonus® S product sold during fiscal 2015.

Selling, General and Administrative Expenses
The following table sets forth the components of selling, general and administrative expenses (“SG&A”):

	Year Ended September 30,
	2017	2016	2015
	(In millions, except percentage figures)
Advertising	$123.0	$122.3	$121.5
Advertising as a percentage of net sales	4.7%	4.9%	5.1%
Share-based compensation	25.2	15.6	13.2
Research and development	39.9	36.0	36.5
Amortization of intangibles	21.9	13.6	8.6
Other selling, general and administrative	340.9	330.5	309.0
	$550.9	$518.0	$488.8

SG&A increased $32.9 million, or 6.4%, during fiscal 2017 compared to fiscal 2016; and increased $29.2 million, or 6.0% during fiscal 2016 compared to fiscal 2015. Share-based compensation expense increased $9.6 million, or 61.5%, to $25.2 million in fiscal 2017 compared to $15.6 million in fiscal 2016 due to the issuance of equity awards as part of the Project Focus initiative. Share-based compensation expense in fiscal 2016 increased $2.4 million, or 18.2%, compared to fiscal 2015, primarily as a result of additional expense associated with fiscal 2016 awards.
Amortization expense increased $8.3 million, or 61.0%, to $21.9 million in fiscal 2017 compared to $13.6 million in fiscal 2016. Amortization expense in fiscal 2016 increased $5.0 million, or 58.1%, compared to fiscal 2015. These increases are due to the impact of recent acquisitions.
Other SG&A increased $10.4 million, or 3.1%, in fiscal 2017 compared to fiscal 2016 due to the impact of recent acquisitions of $14.7 million and increased headcount and integration costs for our hydroponic businesses of $6.9 million, partially offset by lower deal costs related to transaction activity of $5.3 million and decreased variable incentive compensation of $7.7 million. In fiscal 2016, other SG&A increased $21.5 million compared to fiscal 2015 driven by increased variable incentive compensation of $13.7 million and the impact of recent acquisitions and deal costs related to transaction activity of $12.2 million, partially offset by foreign exchange rate impact of $1.9 million as the U.S. dollar has strengthened relative to the Canadian dollar.
Impairment, Restructuring and Other
The following table sets forth the components of impairment, restructuring and other charges (recoveries) recorded within the “Cost of sales—impairment, restructuring and other,” “Impairment, restructuring and other” and “Income from discontinued operations, net of tax” lines in the Consolidated Statements of Operations:

	Year Ended September 30,
	2017	2016	2015
	(In millions)
Cost of sales—impairment, restructuring and other:
Restructuring and other charges	$—	$5.9	$3.0
Operating expenses:
Restructuring and other charges (recoveries), net	3.9	(51.5)	70.4
Intangible asset impairment	1.0	—	—
Impairment, restructuring and other charges (recoveries) from continuing operations	$4.9	$(45.6)	$73.4
Restructuring and other charges from discontinued operations	15.9	19.7	11.2
Total impairment, restructuring and other charges (recoveries)	$20.8	$(25.9)	$84.6
In the first quarter of fiscal 2016, we announced a series of initiatives called Project Focus designed to maximize the value of our non-core assets and focus on emerging categories of the lawn and garden industry in our core U.S. business. During fiscal 2017, we recognized restructuring costs related to termination benefits and facility closure costs of $8.3 million in the “Impairment, restructuring and other” line in the Consolidated Statements of Operations, including $6.7 million for the U.S. Consumer segment, $0.9 million for the Hawthorne segment and $0.7 million for the Other segment. Costs incurred to date since the inception of the current Project Focus initiatives are $10.1 million for the U.S. Consumer segment, $0.9 million for the Hawthorne segment and $1.2 million for the Other segment, related to transaction activity, termination benefits and facility closure costs.
In the fourth quarter of fiscal 2017, we recognized a recovery of $4.4 million related to the reduction of a contingent consideration liability associated with a historical acquisition and recorded a $1.0 million impairment charge on the write-off of a trademark asset due to recent performance and future growth expectations. These items were recorded in the “Impairment, restructuring and other” line in the Consolidated Statements of Operations.
During the third quarter of fiscal 2015, our U.S. Consumer segment began experiencing an increase in certain consumer complaints related to the reformulated Bonus® S fertilizer product sold in the southeastern United States during fiscal 2015 indicating customers were experiencing damage to their lawns after application. In fiscal 2016, we incurred $6.4 million in costs related to resolving these consumer complaints and the recognition of costs we expected to incur for consumer claims in the “Impairment, restructuring and other” and the “Cost of sales—impairment, restructuring and other” lines in the Consolidated Statements of Operations. Additionally, we recorded offsetting insurance reimbursement recoveries of $55.9 million in fiscal 2016 in the “Impairment, restructuring and other” line in the Consolidated Statements of Operations. Costs incurred to date since the inception of this matter were $73.8 million, partially offset by insurance reimbursement recoveries of $60.8 million.
During fiscal 2016, we recognized restructuring costs related to termination benefits of $3.9 million related to Project Focus in the “Impairment, restructuring and other” line in the Consolidated Statements of Operations.
During fiscal 2015, we recognized $67.3 million in costs related to consumer complaints and claims related to the reformulated Bonus® S fertilizer product sold in the southeastern United States during fiscal 2015, partially offset by insurance reimbursement recoveries recorded of $4.9 million.
During fiscal 2015, we recognized restructuring costs related to termination benefits of $11.0 million as part of our restructuring of our U.S. administrative and overhead functions. The restructuring costs for fiscal 2015 included $4.3 million of costs related to the acceleration of equity compensation expense, and were comprised of $3.7 million related to the U.S. Consumer segment, $0.7 million related to the Other Segment and $6.6 million related to Corporate. These costs were recognized in the “Impairment, restructuring and other” line in the Consolidated Statements of Operations.
Other Income, net
Other income is comprised of activities outside our normal business operations, such as royalty income from the licensing of certain of our brand names, income earned from loans receivable, foreign exchange gains/losses and gains/losses from the disposition of non-inventory assets. Other income, net, was $16.6 million, $13.8 million and $2.2 million in fiscal 2017, fiscal 2016 and fiscal 2015, respectively. The increase in other income for fiscal 2017 was due to an increase in income on loans receivable partially offset by a decrease in royalty income earned from the TruGreen Joint Venture related to its use of brand names. The increase in other income for fiscal 2016 was due to a gain on the sale of a growing media plant whose operations were being relocated, an increase in income on loans receivable and royalty income earned from the TruGreen Joint Venture related to its use of brand names.
Income from Operations
Income from operations in fiscal 2017 was $433.4 million compared to $447.6 million in fiscal 2016, a decrease of $14.2 million, or 3.2%. The decrease was driven by impairment, restructuring and other charges during fiscal 2017 as compared to recoveries during fiscal 2016, and higher SG&A, partially offset by an increase in net sales, gross profit rate and other income.
Income from operations in fiscal 2016 was $447.6 million compared to $253.8 million in fiscal 2015, an increase of $193.8 million, or 76.4%. The increase was driven by impairment, restructuring and other recoveries during fiscal 2016 as compared to charges during fiscal 2015, and an increase in net sales and gross profit rate, partially offset by higher SG&A.
Equity in (Income) Loss of Unconsolidated Affiliates
Equity in (income) loss of unconsolidated affiliates was $29.0 million and $(7.8) million in fiscal 2017 and fiscal 2016, respectively. Included within (income) loss of unconsolidated affiliates for fiscal 2017 and fiscal 2016, respectively, is our $25.2 million and $11.7 million share of restructuring and other charges incurred by the TruGreen Joint Venture. For fiscal 2017, these charges included $1.3 million for transaction costs, $12.1 million for nonrecurring integration and separation costs, $7.2 million of costs associated with the TruGreen Joint Venture’s August 2017 debt refinancing and $4.6 million for a non-cash purchase accounting fair value write-down adjustment related to deferred revenue and advertising. For fiscal 2016, these charges included $6.0 million for transaction costs, $4.4 million for nonrecurring integration and separation costs and $1.3 million for a non-cash purchase accounting fair value write-down adjustment related to deferred revenue and advertising.

Costs Related to Refinancing
Costs related to refinancing were $8.8 million for fiscal 2016. The costs incurred were associated with the redemption of our 6.625% Senior Notes on December 15, 2015, and are comprised of $6.6 million of call premium and $2.2 million of unamortized bond discount and issuance costs that were written off.
Interest Expense
Interest expense was $76.1 million in fiscal 2017 compared to $62.9 million in fiscal 2016 and $48.8 million in fiscal 2015. The increase in fiscal 2017 was driven by an increase in average borrowings of $239.4 million, as well as an increase in our weighted average interest rate of 16 basis points. The increase in average borrowings was driven by recent acquisition activity and an increase in repurchases of our Common Shares. The increase in weighted average interest rate was primarily due to the issuance of our 5.250% Senior Notes on December 15, 2016.
The increase in fiscal 2016 was driven by an increase in average borrowings of $297.3 million attributable to recent acquisition and investment activity, primarily related to General Hydroponics, Vermicrop, Bonnie, Gavita, the amendment of our Marketing Agreement with Monsanto and repurchases of our Common Shares.
Other Non-Operating Expense
On October 2, 2017, we acquired the remaining 25% noncontrolling interest in Gavita and its subsidiaries, including Agrolux, for $72.2 million. We recorded a charge of $13.4 million during the fourth quarter of fiscal 2017 to write-up the fair value of the loan to the noncontrolling ownership group of Gavita to the agreed upon buyout value in the “Other non-operating expense” line in the Consolidated Statements of Operations.
Income Tax Expense
A reconciliation of the federal corporate income tax rate and the effective tax rate on income from continuing operations before income taxes is summarized below:

	Year Ended September 30,
	2017	2016	2015
Statutory income tax rate	35.0%	35.0%	35.0%
Effect of foreign operations	3.1	0.3	0.9
State taxes, net of federal benefit	2.9	2.9	3.4
Domestic production activities deduction permanent difference	(3.1)	(2.5)	(3.1)
Effect of other permanent differences	0.4	0.4	0.1
Research and experimentation and other federal tax credits	(0.4)	(0.3)	(0.3)
Resolution of prior tax contingencies	0.9	(0.1)	0.4
Other	(1.8)	0.2	0.8
Effective income tax rate	37.0%	35.9%	37.2%

In connection with the sale of the International Business during fiscal 2017, we recognized additional tax expense of $7.2 million associated with valuation allowances established in connection with historical foreign tax credits as we do not expect to utilize these prior to their expiration. Through our increased ownership of AeroGrow International, Inc. during fiscal 2017 we may potentially utilize up to $63.2 million in federal net operating losses (NOLs) of AeroGrow International, Inc., subject to limitations under IRC §382 from current and prior ownership changes. We determined that $50.0 million of these NOLs will expire unutilized due to the closing of statutes of limitation and a valuation allowance has been established on these NOLs. We also incurred a $13.4 million charge, which is not tax-deductible, driven by the October 2017 acquisition of the remaining noncontrolling interest in Gavita and subsidiaries, to write-up the fair value of the loan to the noncontrolling ownership group of Gavita to the agreed upon buyout value.
Income from Continuing Operations
Income from continuing operations was $198.3 million, or $3.29 per diluted share, in fiscal 2017 compared to $246.1 million, or $3.98 per diluted share, in fiscal 2016. The decrease was driven by impairment, restructuring and other charges during fiscal 2017 as compared to recoveries during fiscal 2016, as well as higher SG&A, equity in loss of unconsolidated affiliates, interest expense and other non-operating expense, partially offset by an increase in net sales, gross profit rate and other income and a decrease in costs related to refinancing. Diluted average common shares used in the diluted income per common share calculation were 60.2 million for fiscal 2017 compared to 62.0 million for fiscal 2016. The decrease was primarily the result of Common

Share repurchase activity, partially offset by the exercise and issuance of share-based compensation awards. Dilutive equivalent shares for fiscal 2017 and fiscal 2016 were 0.8 million and 0.9 million, respectively.
Income from continuing operations was $246.1 million, or $3.98 per diluted share, in fiscal 2016 compared to $128.7 million, or $2.09 per diluted share, in fiscal 2015. The increase was driven by impairment, restructuring and other recoveries during fiscal 2016 as compared to charges during fiscal 2015, and an increase in net sales, gross profit rate and equity in income of unconsolidated affiliates, partially offset by increases in interest expense, costs related to refinancing and SG&A. Diluted average common shares used in the diluted income per common share calculation were 62.0 million in fiscal 2016 compared to 62.2 million in fiscal 2015. The decrease was primarily driven by repurchases of Common Shares, partially offset by the exercise of stock options and the issuance of share-based compensation awards and the payment of contingent consideration in Common Shares in connection with the Vermicrop acquisition. Dilutive equivalent shares for fiscal 2016 and fiscal 2015 were 0.9 million and 1.1 million, respectively.
Income from Discontinued Operations
On August 31, 2017, we completed the divestiture of the International Business. As a result, effective in our fourth quarter of fiscal 2017, we classified our results of operations for all periods presented to reflect the International Business as a discontinued operation and classified the assets and liabilities of the International Business as held for sale. On April 13, 2016, we completed the contribution of the SLS Business to the TruGreen Joint Venture in exchange for a minority equity interest of approximately 30% in the TruGreen Joint Venture. As a result of this transaction, effective in our second quarter of fiscal 2016, we classified our results of operations for all periods presented to reflect the SLS Business as a discontinued operation and classified the assets and liabilities of the SLS Business as held for sale.
We recorded a gain on the sale of the International Business of $32.7 million, partially offset by the provision for income taxes of $12.0 million, during fiscal 2017. During fiscal 2017 and fiscal 2016, we recognized $15.5 million and $2.5 million, respectively, in transaction related costs associated with the sale of the International Business as well as termination benefits and facility closure costs of $(0.4) million and $3.6 million, respectively, within the “Income from discontinued operations, net of tax” line in the Consolidated Statements of Operations.
We recorded a gain on the contribution of the SLS Business of $131.2 million, partially offset by the provision for deferred income taxes of $51.9 million, during fiscal 2016. During fiscal 2017, we recorded an adjustment to reduce the pre-tax gain by $1.0 million related to post-closing working capital adjustments. During fiscal 2017 and fiscal 2016, we recognized $0.8 million and $4.6 million, respectively, in transaction related costs associated with the divestiture of the SLS Business in the “Income from discontinued operations, net of tax” line in the Consolidated Statements of Operations. During fiscal 2016, we recognized a charge of $9.0 million for the resolution of a prior SLS Business litigation matter within the “Income from discontinued operations, net of tax” line in the Consolidated Statements of Operations.
Segment Results
We divide our business into three reportable segments: U.S. Consumer, Hawthorne and Other. U.S. Consumer consists of our consumer lawn and garden business located in the geographic United States. Hawthorne consists of our indoor, urban and hydroponic gardening business. Other consists of our consumer lawn and garden business in geographies other than the U.S. and our product sales to commercial nurseries, greenhouses and other professional customers. Corporate consists of general and administrative expenses and certain other income/expense items not allocated to the business segments. This identification of reportable segments is consistent with how the segments report to and are managed by our chief operating decision maker. These segments differ from those used in prior periods due to the change in our internal organization structure resulting from the divestiture of the International Business, which closed on August 31, 2017.
Segment performance is evaluated based on several factors, including income (loss) from continuing operations before income taxes, amortization, impairment, restructuring and other charges (“Segment Profit (Loss)”), which is a non-GAAP financial measure. Senior management uses this measure of profit (loss) to evaluate segment performance because they believe this measure is indicative of performance trends and the overall earnings potential of each segment.
The following table sets forth net sales by segment:

	Year Ended September 30,
	2017	2016	2015
	(In millions)
U.S. Consumer	$2,160.5	$2,204.4	$2,144.8
Hawthorne	287.2	121.2	48.0
Other	194.4	180.6	178.3
Consolidated	$2,642.1	$2,506.2	$2,371.1

The following table sets forth Segment Profit as well as a reconciliation to the most directly comparable GAAP measure:

	Year Ended September 30,
	2017	2016	2015
	(In millions)
U.S. Consumer	$521.5	$493.7	$436.1
Hawthorne	35.5	11.8	0.1
Other	13.4	10.4	10.8
Total Segment Profit (Non-GAAP)	570.4	515.9	447.0
Corporate	(109.6)	(98.9)	(102.5)
Intangible asset amortization	(22.5)	(14.9)	(10.5)
Impairment, restructuring and other	(4.9)	33.8	(80.2)
Equity in income (loss) of unconsolidated affiliates (a)	(29.0)	19.5	—
Costs related to refinancing	—	(8.8)	—
Interest expense	(76.1)	(62.9)	(48.8)
Other non-operating expense	(13.4)	—	—
Income from continuing operations before income taxes (GAAP)	$314.9	$383.7	$205.0

(a)
Included within equity in income (loss) of unconsolidated affiliates for fiscal 2017 are charges of $25.2 million, which represent our share of restructuring and other charges incurred by the TruGreen Joint Venture, including a charge of $7.2 million related to costs associated with TruGreen’s August 2017 refinancing. For fiscal 2016, our share of restructuring and other charges incurred by the TruGreen Joint Venture of $11.7 million was included within impairment, restructuring and other above.

U.S. Consumer
U.S. Consumer segment net sales were $2.16 billion in fiscal 2017, a decrease of 2.0% from fiscal 2016 net sales of $2.20 billion. The decrease was driven by the unfavorable impact of volume of 3.3%, partially offset by the favorable impact of pricing of 1.2%. Decreased sales volume for fiscal 2017 was driven by decreased sales of mulch products, partially offset by increased sales of grass seed and Roundup® For Lawns products. Increased pricing for fiscal 2017 was primarily driven by lower volume rebates as a result of year-to-date sales volume decline.
U.S. Consumer Segment Profit increased $27.8 million, or 5.6%, in fiscal 2017 as compared to fiscal 2016. The increase for fiscal 2017 was primarily due to an increase in gross profit rate, higher other income and lower SG&A, partially offset by decreased net sales.
U.S. Consumer segment net sales were $2.20 billion in fiscal 2016, an increase of 2.8% from fiscal 2015 net sales of $2.14 billion. The increase was driven by the favorable impact of volume, pricing and acquisitions of 1.9%, 0.7% and 0.2%, respectively. Increased sales volume in fiscal 2016 was driven by increased sales of growing media and grass seed products, as well as the favorable impact of net sales attributable to the Marketing Agreement Amendment for consumer Roundup®, partially offset by decreased sales of fertilizer products.
U.S. Consumer Segment Profit increased $57.6 million, or 13.2%, in fiscal 2016 as compared to fiscal 2015. The increase was driven by increased sales and improvements in gross profit rate due to lower material costs driven by commodities and lower distribution costs due to savings from lower fuel prices and reduced costs from efficiencies in our growing media business, partially offset by higher SG&A.
Hawthorne
Hawthorne segment net sales were $287.2 million in fiscal 2017, an increase of 137.0% from fiscal 2016 net sales of $121.2 million. The increase was driven by the favorable impacts of acquisitions, volume and changes in foreign exchange rates of 112.4%, 23.2% and 1.5%, respectively.
Hawthorne Segment Profit increased $23.7 million, or 200.8%, in fiscal 2017 as compared to fiscal 2016. The increase for fiscal 2017 was primarily due to an increase in net sales and a decrease in transaction costs related to acquisition activity, partially offset by a decrease in gross profit rate and higher SG&A from acquired businesses.

Hawthorne segment net sales were $121.2 million in fiscal 2016, an increase of 152.5% from fiscal 2015 net sales of $48.0 million. The increase was driven by the favorable impacts of acquisitions and volume of 134.5% and 17.8%, respectively.
Hawthorne Segment Profit increased $11.7 million in fiscal 2016 as compared to fiscal 2015. The increase for fiscal 2016 was primarily due to an increase in net sales, partially offset by a decrease in gross profit rate and higher SG&A from acquired businesses and transaction costs related to acquisition activity.
Other
Other segment net sales were $194.4 million in fiscal 2017, an increase of 7.6% from fiscal 2016 net sales of $180.6 million. The increase was driven by the favorable impact of volume and acquisitions of 4.8% and 4.7%, respectively, partially offset by the unfavorable impact of changes in foreign exchange rates of 2.1%.
Other Segment Profit increased $3.0 million, or 28.8%, in fiscal 2017 as compared to fiscal 2016. The increase was due to an increase in net sales and other income, partially offset by a decrease in gross profit rate and higher SG&A.
Other segment net sales were $180.6 million in fiscal 2016, an increase of 1.3% from fiscal 2015 net sales of $178.3 million. The increase was driven by the favorable impact of volume and acquisitions of 9.5% and 3.7%, respectively, partially offset by the unfavorable impact of changes in foreign exchange rates of 12.1%.
Other Segment Profit decreased $0.4 million, or 3.7%, in fiscal 2016 as compared to fiscal 2015. The decrease was driven by increased SG&A from acquired businesses, transaction costs related to acquisition activity and a decrease in gross profit rate, partially offset by increased sales.
Corporate
Corporate expenses were $109.6 million in fiscal 2017, an increase of 10.8% from fiscal 2016 expenses of $98.9 million. The change was primarily driven by higher share-based compensation expense due to the issuance of equity awards as part of the Project Focus initiative and a decrease in royalty income earned from the TruGreen Joint Venture related to its use of brand names, partially offset by an increase in income on loans receivable and lower variable incentive compensation.
Corporate expenses were $98.9 million in fiscal 2016, a decrease of 3.5% from fiscal 2015 expenses of $102.5 million. The change was primarily due to an increase in income on loans receivable and royalty income earned from the TruGreen Joint Venture related to its use of brand names, partially offset by increased variable incentive compensation.

Liquidity and Capital Resources
Operating Activities
Cash provided by operating activities totaled $354.0 million for fiscal 2017, an increase of $116.6 million as compared to cash provided by operating activities of $237.4 million for fiscal 2016. This increase was driven by a decrease in cash used for working capital resulting from Company-wide efforts to improve inventory management and reduce inventory levels, improved timing of customer receipts and a decrease in accounts receivable from the TruGreen Joint Venture for expenses incurred pursuant to a short-term transition services agreement and an employee leasing agreement, partially offset by insurance reimbursement recoveries during fiscal 2016 related to the Bonus® S consumer complaint matter and lower customer volume rebates due to lower sales volume.
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
Investing Activities
Cash provided by investing activities totaled $22.4 million for fiscal 2017, a change of $156.8 million as compared to cash used in investing activities of $134.4 million for fiscal 2016.

On August 31, 2017, we completed the divestiture of the International Business for cash proceeds at closing of $150.6 million, which is net of seller financing provided by us in the form of a $29.7 million loan. We received distributions of $87.1 million from the TruGreen Joint Venture, partially offset by a $29.4 million investment in an unconsolidated subsidiary whose products support the professional U.S. industrial, turf and ornamental market. These net cash inflows were partially offset by cash used for investments in property, plant and equipment during fiscal 2017 of $69.6 million. Additionally, we completed the acquisitions of Botanicare, Agrolux, the exclusive manufacturer and formulator of branded Botanicare products and three other acquisitions which included aggregate cash payments of $121.7 million. Significant capital projects during fiscal 2017 included investments in our growing media production and packaging facilities, additional capital for supply chain optimization projects, investments in information technology, facility improvement and maintenance, and the rebuild of a plant and related equipment after a fire.
Cash used in investing activities totaled $134.4 million for fiscal 2016, a decrease of $402.0 million as compared to cash used in investing activities of $536.4 million for fiscal 2015. During fiscal 2016 we made an investment in Bonnie in the amount of $72.0 million, made an investment in an unconsolidated subsidiary of $2.0 million, provided a working capital contribution of $24.2 million and an $18.0 million investment in second lien term loan financing to the TruGreen Joint Venture and completed the acquisitions of Gavita and a Canadian growing media operation which included aggregate cash payments of $158.4 million. Cash used for investments in property, plant and equipment during fiscal 2016 was $58.3 million. These cash outflows were partially offset by a distribution of $196.2 million from the TruGreen Joint Venture. Significant capital projects during fiscal 2016 included investments in our growing media production and packaging facilities, additional capital for supply chain optimization projects, investments in information technology and facility improvement and maintenance.
For the three fiscal years ended September 30, 2017, our capital spending was allocated as follows: 67% for expansion and maintenance of existing productive assets; 16% for new productive assets; 8% to expand our information technology and transformation and integration capabilities; and 9% for Corporate assets. We expect fiscal 2018 capital expenditures to be consistent with our recent capital spending amounts and allocations.
Financing Activities
Financing activities used cash of $307.6 million and $122.2 million in fiscal 2017 and fiscal 2016, respectively. The increase in fiscal 2017 was the result of an increase in repurchases of our Common Shares of $115.2 million, an increase in net repayments under our credit facilities of $87.7 million, an increase in payments on seller notes of $25.9 million, and an $8.1 million distribution paid by AeroGrow to its noncontrolling interest holders, partially offset by the issuance of $250.0 million aggregate principal amount of 5.250% Senior Notes during fiscal 2017 as compared to a net issuance of $200.0 million aggregate principal amount of Senior Notes during fiscal 2016 and a decrease in financing and issuance fees paid of $6.8 million.
Financing activities used cash of $122.2 million in fiscal 2016 and provided cash of $278.9 million in fiscal 2015. This change related to financing activities was the result of the repayment of $200.0 million aggregate principal amount of 6.625% Senior Notes, net repayments of $81.3 million under our credit facilities in fiscal 2016 compared to net borrowings of $378.0 million in fiscal 2015, payment of financing and issuance fees of $11.2 million related to our credit agreement and the 6.000% Senior Notes, an increase in repurchases of our Common Shares of $116.0 million and a decrease in cash received from the exercise of stock options of $9.6 million, partially offset by the issuance of $400.0 million aggregate principal amount of 6.000% Senior Notes.
Cash and Cash Equivalents
Our cash and cash equivalents were held in cash depository accounts with major financial institutions around the world or invested in high quality, short-term liquid investments having original maturities of three months or less. The cash and cash equivalents balances, including cash and cash equivalents classified within assets held for sale, of $120.5 million and $50.1 million at September 30, 2017 and 2016, respectively, included $39.3 million and $39.9 million, respectively, held by controlled foreign corporations. Our current plans do not demonstrate a need to, nor do we have plans to, repatriate the retained earnings from these foreign corporations as the earnings are indefinitely reinvested. However, in the future, if we determine it is necessary to repatriate these funds, or we sell or liquidate any of these foreign corporations, we may be required to pay associated taxes on the repatriation, sale or liquidation.

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
At September 30, 2017, we had letters of credit outstanding in the aggregate principal amount of $23.5 million, and $1.3 billion of availability under the credit agreement, subject to our continued compliance with the covenants discussed below. The weighted average interest rates on average borrowings under the credit agreement and the former credit facility were 3.9% and 3.5% for fiscal 2017 and fiscal 2016, respectively.
We maintained a Master Accounts Receivable Purchase Agreement (as amended, “MARP Agreement”), which provided for the discretionary sale by us, and the discretionary purchase by the participating banks, on a revolving basis, of accounts receivable generated by sales to three specified debtors in an aggregate amount not to exceed $400.0 million as of September 30, 2016.
The MARP Agreement terminated effective October 14, 2016 in accordance with its terms upon our repayment of its outstanding obligations thereunder using $133.5 million borrowed under the credit agreement. There were $138.6 million in borrowings or receivables pledged as collateral under the MARP Agreement at September 30, 2016. The carrying value of the receivables pledged as collateral was $174.7 million at September 30, 2016.
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
On August 25, 2017, we entered into Amendment No. 1 to Master Framework Agreement (the “Amendment”). The Amendment (i) extends the expiration date of the Receivables Facility from August 25, 2017 to August 24, 2018, (ii) defines the seasonal commitment period of the Receivables Facility as beginning on February 23, 2018 and ending on June 15, 2018, (iii) increases the eligible amount of customer accounts receivable which may be sold from up to $250 million to up to $400 million and (iv) increases the commitment amount of the Receivables Facility during the seasonal commitment period from up to $100 million to up to $160 million. There were $80.0 million in borrowings or receivables pledged as collateral under the Receivables Facility as of September 30, 2017. The carrying value of the receivables pledged as collateral was $88.9 million as of September 30, 2017. As of September 30, 2017, there was $11.1 million of availability under the Receivables Facility.
On December 15, 2016, we issued $250.0 million aggregate principal amount of 5.250% senior notes due 2026 (the “5.250% Senior Notes”). The net proceeds of the offering were used to repay outstanding borrowings under our credit facilities. The 5.250% Senior Notes represent general unsecured senior obligations and rank equal in right of payment with our existing and future unsecured senior debt. The 5.250% Senior Notes have interest payment dates of June 15 and December 15 of each year. The 5.250% Senior Notes may be redeemed, in whole or in part, on or after December 15, 2021 at applicable redemption premiums. The 5.250% Senior Notes contain customary covenants and events of default and mature on December 15, 2026. Substantially all of our domestic subsidiaries serve as guarantors of the 5.250% Senior Notes.
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
We were in compliance with all debt covenants as of September 30, 2017. Our credit agreement contains, among other obligations, an affirmative covenant regarding our leverage ratio on the last day of each quarter, calculated as average total indebtedness, divided by the Company’s earnings before interest, taxes, depreciation and amortization (“EBITDA”), as adjusted pursuant to the terms of the credit agreement (“Adjusted EBITDA”). The maximum leverage ratio was 4.50 as of September 30, 2017. Our leverage ratio was 3.04 at September 30, 2017. Our credit agreement also includes an affirmative covenant regarding our interest coverage ratio, calculated as Adjusted EBITDA divided by interest expense, as described in the credit agreement, and excludes costs related to refinancings. The minimum interest coverage ratio was 3.00 for the twelve months ended September 30, 2017. Our interest coverage ratio was 7.54 for the twelve months ended September 30, 2017. The credit agreement allows us to make unlimited restricted payments (as defined in the credit agreement), including increased or one-time dividend payments and Common Share repurchases, as long as the leverage ratio resulting from the making of such restricted payments is 4.00 or less. Otherwise we may only make restricted payments in an aggregate amount for each fiscal year not to exceed the amount set forth in the credit agreement for such fiscal year ($200.0 million for fiscal 2018 and each fiscal year thereafter). Please see “ITEM 6. SELECTED FINANCIAL DATA” of this Annual Report on Form 10-K for further details pertaining to the calculations of the foregoing ratios.
We continue to monitor our compliance with the leverage ratio, interest coverage ratio and other covenants contained in the credit agreement and, based upon our current operating assumptions, we expect to remain in compliance with the permissible leverage ratio and interest coverage ratio throughout fiscal 2018. However, an unanticipated shortfall in earnings, an increase in net indebtedness or other factors could materially affect our ability to remain in compliance with the financial or other covenants of our credit agreement, potentially causing us to have to seek an amendment or waiver from our lending group which could result in repricing of our credit facilities. While we believe we have good relationships with our lending group, we can provide no assurance that such a request would result in a modified or replacement credit agreement on reasonable terms, if at all.
At September 30, 2017, we had outstanding interest rate swap agreements with major financial institutions that effectively converted the LIBOR index portion of variable-rate debt denominated in U.S. dollars to a fixed rate. The swap agreements had a total U.S. dollar notional amount of $1,100.0 million at September 30, 2017. Interest payments made between the effective date and expiration date are hedged by the swap agreements, except as noted below.
The notional amount, effective date, expiration date and rate of each of these swap agreements outstanding at September 30, 2017 are shown in the table below:

Notional Amount (in millions)		Effective Date (a)	Expiration Date	Fixed Rate
$200		2/7/2014	11/7/2017	1.28%
300	(b)	11/21/2016	6/20/2018	0.83%
200	(b)	11/7/2016	8/7/2018	0.84%
150	(c)	2/7/2017	5/7/2019	2.12%
50	(c)	2/7/2017	5/7/2019	2.25%
200	(d)	12/20/2016	6/20/2019	2.12%

(a)	The effective date refers to the date on which interest payments were, or will be, first hedged by the applicable swap agreement.

(b)	Notional amount adjusts in accordance with a specified seasonal schedule. This represents the maximum notional amount at any point in time.

(c)	Interest payments made during the three-month period of each year that begins with the month and day of the effective date are hedged by the swap agreement.

(d)	Interest payments made during the six-month period of each year that begins with the month and day of the effective date are hedged by the swap agreement.
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
Judicial and Administrative Proceedings
We are party to various pending judicial and administrative proceedings arising in the ordinary course of business, including, among others, proceedings based on accidents or product liability claims and alleged violations of environmental laws. We have reviewed these pending judicial and administrative proceedings, including the probable outcomes, reasonably anticipated costs and expenses, and the availability and limits of our insurance coverage, and have established what we believe to be appropriate accruals. We believe that our assessment of contingencies is reasonable and that the related accruals, in the aggregate, are adequate; however, there can be no assurance that future quarterly or annual operating results will not be materially affected by these proceedings, whether as a result of adverse outcomes or as a result of significant defense costs.
Contractual Obligations
The following table summarizes our future cash outflows for contractual obligations as of September 30, 2017:

		Payments Due by Period
Contractual Cash Obligations	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
	(In millions)
Debt obligations	$1,409.7	$143.1	$31.6	$529.3	$705.7
Interest expense on debt obligations	359.4	69.4	119.1	75.8	95.1
Operating lease obligations	147.5	40.3	64.4	33.0	9.8
Purchase obligations	307.2	157.2	114.9	33.0	2.1
Other, primarily retirement plan obligations	167.1	9.7	23.3	27.5	106.6
Total contractual cash obligations	$2,390.9	$419.7	$353.3	$698.6	$919.3

We have long-term debt obligations and interest payments due primarily under the 5.250% Senior Notes and 6.000% Senior Notes and our credit facilities. Amounts in the table represent scheduled future maturities of long-term debt principal for the periods indicated.

The interest payments for our credit facilities are based on outstanding borrowings as of September 30, 2017. Actual interest expense will likely be higher due to the seasonality of our business and associated higher average borrowings.
Purchase obligations primarily represent commitments for materials used in our manufacturing processes, as well as commitments for warehouse services, grass seed and outsourced information services which comprise the unconditional purchase obligations disclosed in “NOTE 18. COMMITMENTS” of the Notes to Consolidated Financial Statements included in this Annual Report on Form 10-K.
Other obligations include actuarially determined retiree benefit payments and pension funding to comply with local funding requirements. Pension funding requirements beyond fiscal 2017 are based on preliminary estimates using actuarial assumptions determined as of September 30, 2017. The above table excludes liabilities for unrecognized tax benefits and insurance accruals as we are unable to estimate the timing of payments for these items.
Off-Balance Sheet Arrangements
At September 30, 2017, we have letters of credit in the aggregate face amount of $23.5 million outstanding. Further, we have a residual value guarantee on our corporate aircraft as disclosed in “NOTE 17. OPERATING LEASES” of the Notes to Consolidated Financial Statements included in this Annual Report on Form 10-K.

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
Revenue Recognition and Promotional Allowances
Most of our revenue is derived from the sale of inventory, and we recognize revenue when title and risk of loss transfer, generally when products are received by the customer. Provisions for payment discounts, product returns and allowances are recorded as a reduction of sales at the time revenue is recognized based on historical trends and adjusted periodically as circumstances warrant. Similarly, accruals for uncollectible receivables due from customers are established based on management’s judgment as to the ultimate collectability of these balances. We offer sales incentives through various programs, consisting principally of volume rebates, cooperative advertising, consumer coupons and other trade programs. The cost of these programs is recorded as a reduction of sales. The recognition of revenues, receivables and trade programs requires the use of estimates. While we believe these estimates to be reasonable based on the then current facts and circumstances, there can be no assurance that actual amounts realized will not differ materially from estimated amounts recorded.
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
At September 30, 2017, goodwill totaled $441.6 million, with $228.1 million, $202.3 million and $11.2 million of goodwill for the U.S. Consumer, Hawthorne and Other segments, respectively. No goodwill impairment was recognized as a result of the annual evaluation performed as of July 2, 2017. The estimated fair value of each reporting unit with a significant goodwill balance was substantially in excess of its carrying value as of the annual test date. If we were to alter our impairment testing by increasing the discount rate in the discounted cash flow analysis by 100 basis points, there still would not be any impairment indicated for any reporting units. At September 30, 2017, indefinite-lived intangible assets consisted of tradenames of $168.2 million, as well as the Marketing Agreement Amendment of $155.7 million and the Brand Extension Agreement of $111.7 million which were both acquired during fiscal 2015. With the exception of the Ortho® tradename, each of the tradenames had an estimated fair value substantially in excess of its carrying value as of the annual test date. The fair value of the Ortho® tradename was calculated based upon the evaluation of historical performance and future growth expectations. As a result of the annual impairment review in the fourth quarter of fiscal 2017, we concluded that the fair value of the Ortho® tradename exceeded the carrying value of the intangible asset and no impairment was necessary. If we were to increase the discount rate in the Ortho® brand fair value calculation by 100 basis points, the impairment charge for a non-recurring fair value adjustment would have been $10.2 million.

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
Changes in the discount rate and investment returns can have a significant effect on the funded status of our pension plans and shareholders’ equity. We cannot predict discount rates or investment returns with certainty and, therefore, cannot determine whether adjustments to our shareholders’ equity for pension-related activity in subsequent years will be significant. We also cannot predict future investment returns, and therefore cannot determine whether future pension plan funding requirements could materially affect our financial condition, results of operations or cash flows. A 100 basis point change in the discount rate would have an immaterial effect on fiscal 2018 pension expense. A 100 basis point change in the discount rate would have a $52.0 million change in our projected benefit obligations as of September 30, 2017.
Insurance and Self-Insurance
We maintain insurance for certain risks, including workers’ compensation, general liability and vehicle liability, and are self-insured for employee-related health care benefits up to a specified level for individual claims. We establish accruals for losses based on our claims experience and industry actuarial estimates of the ultimate loss amount inherent in the claims, including losses for claims incurred but not reported. Our estimate of self-insured liabilities is subject to change as new events or circumstances develop which might materially impact the ultimate cost to settle these losses.
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
Contingencies
As described more fully in “NOTE 19. CONTINGENCIES” of the Notes to Consolidated Financial Statements included in this Annual Report on Form 10-K, we are involved in environmental and legal proceedings which have a high degree of uncertainty associated with them. We continually assess the likely outcome of these proceedings and the adequacy of accruals, if any, provided for their resolution. There can be no assurance that the ultimate outcomes of these proceedings will not differ materially from our current assessment of them, nor that all proceedings that may currently be brought against us are known by us at this time.
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
Interest Rate Risk
We had variable rate debt instruments outstanding at September 30, 2017 and 2016 that are impacted by changes in interest rates. As a means of managing our interest rate risk on these debt instruments, we entered into interest rate swap agreements with major financial institutions to effectively fix the LIBOR index on certain variable-rate debt obligations.
At September 30, 2017 and 2016, we had outstanding interest rate swap agreements with a total U.S. dollar equivalent notional value of $1,100.0 million and $650.0 million, respectively. The weighted average fixed rate of swap agreements outstanding at September 30, 2017 was 1.6%.
The following table summarizes information about our derivative financial instruments and debt instruments that are sensitive to changes in interest rates as of September 30, 2017 and 2016. For debt instruments, the table presents principal cash flows and related weighted-average interest rates by expected maturity dates. For interest rate swap agreements, the table presents expected cash flows based on notional amounts and weighted-average interest rates by contractual maturity dates. Weighted-average variable rates are based on rates in effect at September 30, 2017 and 2016. A change in our variable interest rate of 100 basis points for a full twelve-month period would have a $2.5 million impact on interest expense assuming approximately $250 million of our average fiscal 2017 variable-rate debt had not been hedged via an interest rate swap agreement. The information is presented in U.S. dollars (in millions):

	Expected Maturity Date						Total	Fair Value
2017	2018	2019	2020	2021	2022	After
Long-term debt:
Fixed rate debt	$—	$—	$—	$273.8	$—	$650.0	$923.8	$965.2
Average rate	—	—	—	3.3%	—	5.7%	5.0%	—
Variable rate debt	$80.0	$—	$—	$300.5	$—	$—	$380.5	$380.5
Average rate	2.1%	—	—	2.9%	—	—	2.8%	—
Interest rate derivatives:
Interest rate swaps	$1.3	$(1.2)	$—	$—	$—	$—	$0.1	$0.1
Average rate	0.9%	2.1%	—	—	—	—	1.6%	—

	Expected Maturity Date						Total	Fair Value
2016	2017	2018	2019	2020	2021	After
Long-term debt:
Fixed rate debt	$—	$—	$—	$—	$288.8	$400.0	$688.8	$715.8
Average rate	—	—	—	—	2.6%	6.0%	4.6%	—
Variable rate debt	$138.6	$—	$—	$—	$323.2	$—	$461.8	$461.8
Average rate	1.4%	—	—	—	2.2%	—	2.0%	—
Interest rate derivatives:
Interest rate swaps	$(0.8)	$(0.9)	$(4.8)	$—	$—	$—	$(6.5)	$(6.5)
Average rate	3.0%	1.3%	2.1%	—	—	—	1.9%	—

Excluded from the information provided above are $105.4 million and $71.3 million at September 30, 2017 and 2016, respectively, of miscellaneous debt instruments.
Other Market Risks
Through fiscal 2017, we had transactions that were denominated in currencies other than the currency of the country of origin. We use currency forward contracts to manage the exchange rate risk associated with intercompany loans and certain other balances denominated in foreign currencies. At September 30, 2017, the notional amount of outstanding currency forward contracts was $268.3 million with a fair value of $1.8 million. At September 30, 2016, the notional amount of outstanding currency forward contracts was $165.8 million with a negative fair value of $0.4 million. The outstanding contracts will mature over the next fiscal quarter.
We are subject to market risk from fluctuating prices of certain raw materials, including urea and other fertilizer inputs, resins, diesel, gasoline, natural gas, sphagnum peat, bark and grass seed. Our objectives surrounding the procurement of these materials are to ensure continuous supply and to control costs. We seek to achieve these objectives through negotiation of contracts with favorable terms directly with vendors. In addition, we use derivatives to partially mitigate the effect of fluctuating diesel and gasoline costs on our businesses. We had outstanding derivative contracts for 6,972,000 and 8,106,000 gallons of fuel at September 30, 2017 and 2016, respectively. The outstanding derivative contracts had a positive fair value of $0.6 million at September 30, 2017, compared to a negative fair value of $0.1 million at September 30, 2016. We also enter into hedging arrangements designed to fix the price of a portion of our projected future urea requirements of our business. We had outstanding derivative contracts for 76,500 and 40,500 aggregate tons of urea at September 30, 2017 and 2016, respectively. The outstanding derivative contracts had a positive fair value of $3.2 million at September 30, 2017, compared to a negative fair value of $0.3 million at September 30, 2016.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
The financial statements and other information required by this Item are contained in the Consolidated Financial Statements, Notes to Consolidated Financial Statements and Schedules Supporting the Consolidated Financial Statements listed in the “Index to Consolidated Financial Statements and Financial Statement Schedules” on page 55 of this Annual Report on Form 10-K.

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
Management’s Annual Report on Internal Control Over Financial Reporting
The “Annual Report of Management on Internal Control Over Financial Reporting” required by Item 308(a) of SEC Regulation S-K is included on page 56 of this Annual Report on Form 10-K.
Attestation Report of Independent Registered Public Accounting Firm
The “Report of Independent Registered Public Accounting Firm” required by Item 308(b) of SEC Regulation S-K is included on page 57 of this Annual Report on Form 10-K.
Changes in Internal Control Over Financial Reporting
No changes in the Registrant’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) occurred during the Registrant’s fiscal quarter ended September 30, 2017, that have materially affected, or are reasonably likely to materially affect, the Registrant’s internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Directors, Executive Officers and Persons Nominated or Chosen to Become Directors or Executive Officers
The information required by Item 401 of SEC Regulation S-K concerning the directors of Scotts Miracle-Gro and the nominees for election or re-election as directors of Scotts Miracle-Gro at the Annual Meeting of Shareholders to be held on January 26, 2018 (the “2018 Annual Meeting”) is incorporated herein by reference from the disclosure which will be included under the caption “PROPOSAL NUMBER 1 — ELECTION OF DIRECTORS” in Scotts Miracle-Gro’s definitive Proxy Statement relating to the 2018 Annual Meeting (“Scotts Miracle-Gro’s Definitive Proxy Statement”), which will be filed pursuant to SEC Regulation 14A not later than 120 days after the end of Scotts Miracle-Gro’s fiscal year ended September 30, 2017.
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
Procedures for Recommending Director Nominees
Information concerning the procedures by which shareholders of Scotts Miracle-Gro may recommend nominees to Scotts Miracle-Gro’s Board of Directors is incorporated herein by reference from the disclosures which will be included under the captions “CORPORATE GOVERNANCE — Nominations of Directors” and “MEETINGS AND COMMITTEES OF THE BOARD — Committees of the Board — Nominating and Governance Committee” in Scotts Miracle-Gro’s Definitive Proxy Statement. These procedures have not materially changed from those described in Scotts Miracle-Gro’s definitive Proxy Statement for the 2017 Annual Meeting of Shareholders held on January 27, 2017.
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
(a) LIST OF DOCUMENTS FILED AS PART OF THIS REPORT
1 and 2. Financial Statements and Financial Statement Schedules:
The response to this portion of Item 15 is submitted as a separate section of this Annual Report on Form 10-K. Reference is made to the “Index to Consolidated Financial Statements and Financial Statement Schedules” on page 55 of this Annual Report on Form 10-K.
(b) EXHIBITS
The exhibits listed on the “Index to Exhibits” beginning on page 129 of this Annual Report on Form 10-K are filed or furnished with this Annual Report on Form 10-K or incorporated herein by reference as noted in the “Index to Exhibits.”
(c) FINANCIAL STATEMENT SCHEDULES
The financial statement schedule filed with this Annual Report on Form 10-K is submitted in a separate section hereof. For a description of such financial statement schedules, see “Index to Consolidated Financial Statements and Financial Statement Schedules” on page 55 of this Annual Report on Form 10-K.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

THE SCOTTS MIRACLE-GRO COMPANY

By:	/s/ JAMES HAGEDORN
James Hagedorn, Chief Executive Officer and Chairman of the Board

Dated: November 28, 2017
Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ THOMAS RANDAL COLEMAN	Chief Financial Officer and Executive Vice President	November 28, 2017
Thomas Randal Coleman	(Principal Financial Officer and Principal Accounting Officer)

/s/ JAMES HAGEDORN	Chief Executive Officer, Chairman of the Board and Director	November 28, 2017
James Hagedorn	(Principal Executive Officer)

/s/ BRIAN D. FINN*	Director	November 28, 2017
Brian D. Finn

/s/ ADAM HANFT*	Director	November 28, 2017
Adam Hanft

/s/ MICHELLE A. JOHNSON*	Director	November 28, 2017
Michelle A. Johnson

/s/ STEPHEN L. JOHNSON*	Director	November 28, 2017
Stephen L. Johnson

/s/ THOMAS N. KELLY JR.*	Director	November 28, 2017
Thomas N. Kelly Jr.

/s/ KATHERINE HAGEDORN LITTLEFIELD*	Director	November 28, 2017
Katherine Hagedorn Littlefield

Signature	Title	Date

/s/ JAMES F. MCCANN*	Director	November 28, 2017
James F. McCann

/s/ NANCY G. MISTRETTA*	Director	November 28, 2017
Nancy G. Mistretta

/s/ PETER E. SHUMLIN*	Director	November 28, 2017
Peter E. Shumlin

/s/ JOHN R. VINES*	Director	November 28, 2017
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
Management, with the participation of our principal executive officer and principal financial officer, assessed the effectiveness of our internal control over financial reporting as of September 30, 2017, the end of our fiscal year. Management based its assessment on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Management’s assessment included evaluation of such elements as the design and operating effectiveness of key financial reporting controls, process documentation, accounting policies and our overall control environment. This assessment is supported by testing and monitoring performed under the direction of management. As allowed by the SEC guidance, management excluded from the assessment the internal control over financial reporting at American Agritech, L.L.C., Natural Science, Inc. and Agrolux Holding B.V. and its subsidiaries, which were acquired in fiscal 2017. These acquisitions constituted 6.8% of total assets, 2.3% and 3.1% of revenues and net income, respectively, included in our consolidated financial statements as of and for the fiscal year ended September 30, 2017.
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
Based on our assessment, management has concluded that our internal control over financial reporting was effective as of September 30, 2017, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with accounting principles generally accepted in the United States of America. We reviewed the results of management’s assessment with the Audit Committee of the Board of Directors of The Scotts Miracle-Gro Company.
Our independent registered public accounting firm, Deloitte & Touche LLP, independently audited our internal control over financial reporting as of September 30, 2017 and has issued their attestation report which appears herein.

/s/ JAMES HAGEDORN		/s/ THOMAS RANDAL COLEMAN
James Hagedorn		Thomas Randal Coleman
Chief Executive Officer and Chairman of the Board		Executive Vice President and Chief Financial Officer

Dated:	November 28, 2017	Dated:	November 28, 2017

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Shareholders of
The Scotts Miracle-Gro Company
Marysville, Ohio

We have audited the accompanying consolidated balance sheets of The Scotts Miracle-Gro Company and subsidiaries (the “Company”) as of September 30, 2017 and 2016, and the related consolidated statements of operations, comprehensive income, shareholders’ equity, and cash flows for each of the three years in the period ended September 30, 2017. Our audits also included the financial statement schedules listed in the Index at Item 15. These financial statements and financial statement schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements and financial statement schedules based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company at September 30, 2017 and 2016, and the results of their operations and their cash flows for each of the three years in the period ended September 30, 2017, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of September 30, 2017, based on the criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated November 28, 2017 expressed an unqualified opinion on the Company’s internal control over financial reporting.

/s/ DELOITTE & TOUCHE LLP

Columbus, Ohio
November 28, 2017

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Shareholders of
The Scotts Miracle-Gro Company
Marysville, Ohio

We have audited the internal control over financial reporting of The Scotts Miracle-Gro Company and subsidiaries (the “Company”) as of September 30, 2017, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. As described in Annual Report of Management on Internal Control Over Financial Reporting, management excluded from its assessment the internal control over financial reporting at American Agritech, L.L.C., Natural Science, Inc. and Agrolux Holding B.V. and its subsidiaries which were acquired in fiscal 2017. These acquisitions constituted 6.8% of total assets, 2.3% and 3.1% of revenues and net income, respectively, included in the consolidated financial statements as of and for the fiscal year ended September 30, 2017. Accordingly, our audit did not include the internal control over financial reporting at American Agritech, L.L.C., Natural Science, Inc. and Agrolux Holding B.V. and its subsidiaries. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Annual Report of Management on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of September 30, 2017, based on the criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedules as of and for the year ended September 30, 2017 of the Company and our report dated November 28, 2017 expressed an unqualified opinion on those financial statements and financial statement schedules.

/s/ DELOITTE & TOUCHE LLP

Columbus, Ohio
November 28, 2017

THE SCOTTS MIRACLE-GRO COMPANY
Consolidated Statements of Operations
(In millions, except per share data)

	Year Ended September 30,
	2017	2016	2015
Net sales	$2,642.1	$2,506.2	$2,371.1
Cost of sales	1,669.5	1,600.0	1,557.3
Cost of sales—impairment, restructuring and other	—	5.9	3.0
Gross profit	972.6	900.3	810.8
Operating expenses:
Selling, general and administrative	550.9	518.0	488.8
Impairment, restructuring and other	4.9	(51.5)	70.4
Other income, net	(16.6)	(13.8)	(2.2)
Income from operations	433.4	447.6	253.8
Equity in (income) loss of unconsolidated affiliates	29.0	(7.8)	—
Costs related to refinancing	—	8.8	—
Interest expense	76.1	62.9	48.8
Other non-operating expense	13.4	—	—
Income from continuing operations before income taxes	314.9	383.7	205.0
Income tax expense from continuing operations	116.6	137.6	76.3
Income from continuing operations	198.3	246.1	128.7
Income from discontinued operations, net of tax	20.5	68.7	30.0
Net income	$218.8	$314.8	$158.7
Net (income) loss attributable to noncontrolling interest	(0.5)	0.5	1.1
Net income attributable to controlling interest	$218.3	$315.3	$159.8

Basic income per common share:
Income from continuing operations	$3.33	$4.04	$2.12
Income from discontinued operations	0.35	1.12	0.50
Basic net income per common share	$3.68	$5.16	$2.62
Diluted income per common share:
Income from continuing operations	$3.29	$3.98	$2.09
Income from discontinued operations	0.34	1.11	0.48
Diluted net income per common share	$3.63	$5.09	$2.57

See Notes to Consolidated Financial Statements.

THE SCOTTS MIRACLE-GRO COMPANY
Consolidated Statements of Comprehensive Income (Loss)
(In millions)

	Year Ended September 30,
	2017	2016	2015
Net income	$218.8	$314.8	$158.7
Other comprehensive income (loss):
Net foreign currency translation adjustment	28.2	(6.2)	(14.2)
Net unrealized gain (loss) on derivative instruments, net of tax of $3.1, $0.9 and $5.3 for fiscal 2017, fiscal 2016 and fiscal 2015, respectively	4.9	(1.5)	(8.6)
Reclassification of net unrealized losses on derivatives to net income, net of tax of $1.1, $3.6 and $4.0 for fiscal 2017, fiscal 2016 and fiscal 2015, respectively	1.8	5.8	6.5
Net unrealized gain (loss) in pension and other post-retirement benefits, net of tax of $6.0, $6.2 and $4.6 for fiscal 2017, fiscal 2016 and fiscal 2015, respectively	9.6	(10.0)	(7.4)
Reclassification of net pension and post-retirement benefit losses to net income, net of tax of $2.3, $1.1 and $1.9 for fiscal 2017, fiscal 2016 and fiscal 2015, respectively	3.6	1.8	3.1
Total other comprehensive income (loss)	48.1	(10.1)	(20.6)
Comprehensive income	266.9	304.7	138.1
Comprehensive (income) loss attributable to noncontrolling interest	(0.9)	0.5	1.1
Comprehensive income attributable to controlling interest	$266.0	$305.2	$139.2

See Notes to Consolidated Financial Statements.

THE SCOTTS MIRACLE-GRO COMPANY
Consolidated Statements of Cash Flows
(In millions)

	Year Ended September 30,
	2017	2016	2015
OPERATING ACTIVITIES
Net income	$218.8	$314.8	$158.7
Adjustments to reconcile net income to net cash provided by operating activities:
Impairment, restructuring and other	1.2	0.2	4.3
Costs related to refinancing	—	2.2	—
Share-based compensation expense	25.2	15.6	13.2
Depreciation	55.1	53.8	51.4
Amortization	25.0	19.7	17.6
Deferred taxes	(17.4)	83.6	1.3
Gain on long-lived assets	(3.3)	(0.8)	—
Gain on sale / contribution of business	(31.7)	(131.2)	—
Equity in (income) loss and distributions from unconsolidated affiliates	32.6	(0.3)	—
Changes in assets and liabilities, net of acquired businesses:
Accounts receivable	48.6	(29.8)	(12.5)
Inventories	3.6	(29.4)	(17.5)
Prepaid and other assets	(12.2)	(9.3)	1.8
Accounts payable	9.0	(45.3)	6.9
Other current liabilities	26.9	22.9	12.9
Restructuring	(8.7)	(7.3)	12.1
Other non-current items	(19.6)	(18.4)	(3.4)
Other, net	0.9	(3.6)	0.1
Net cash provided by operating activities	354.0	237.4	246.9
INVESTING ACTIVITIES
Proceeds from sale of long-lived assets	5.7	2.4	5.5
Proceeds from sale of business, net of cash disposed of	180.3	—	—
Investments in property, plant and equipment	(69.6)	(58.3)	(61.7)
Investments in loans receivable	(29.7)	(90.0)	—
Cash contributed to TruGreen Joint Venture	—	(24.2)	—
Net distributions from unconsolidated affiliates	57.4	194.1	—
Investment in marketing and license agreement	—	—	(300.0)
Investments in acquired businesses, net of cash acquired	(121.7)	(158.4)	(180.2)
Net cash (used in) provided by investing activities	22.4	(134.4)	(536.4)
FINANCING ACTIVITIES
Borrowings under revolving and bank lines of credit and term loans	1,449.3	2,069.1	1,836.0
Repayments under revolving and bank lines of credit and term loans	(1,618.3)	(2,150.4)	(1,458.0)
Proceeds from issuance of 5.250% Senior Notes	250.0	—	—
Proceeds from issuance of 6.000% Senior Notes	—	400.0	—
Repayment of 6.625% Senior Notes	—	(200.0)	—
Financing and issuance fees	(4.4)	(11.2)	(0.5)
Dividends paid	(120.3)	(116.6)	(111.3)
Distribution paid by AeroGrow to noncontrolling interest	(8.1)	—	—
Purchase of Common Shares	(246.0)	(130.8)	(14.8)
Payments on sellers notes	(28.7)	(2.8)	(1.5)
Excess tax benefits from share-based payment arrangements	7.9	5.8	4.7
Cash received from exercise of stock options	11.0	14.7	24.3
Net cash (used in) provided by financing activities	(307.6)	(122.2)	278.9
Effect of exchange rate changes on cash	1.6	(2.1)	(7.3)
Net increase (decrease) in cash and cash equivalents	70.4	(21.3)	(17.9)
Cash and cash equivalents at beginning of year excluding cash classified within assets held for sale	28.6	50.8	64.9
Cash and cash equivalents at beginning of year classified within assets held for sale	21.5	20.6	24.4
Cash and cash equivalents at beginning of year	50.1	71.4	89.3
Cash and cash equivalents at end of year	$120.5	$50.1	$71.4
See Notes to Consolidated Financial Statements.

THE SCOTTS MIRACLE-GRO COMPANY
Consolidated Balance Sheets
(In millions, except stated value per share)

	September 30,
	2017	2016
ASSETS
Current assets:
Cash and cash equivalents	$120.5	$28.6
Accounts receivable, less allowances of $3.1 in 2017 and $4.8 in 2016	197.7	127.0
Accounts receivable pledged	88.9	174.7
Inventories	407.5	394.7
Assets held for sale	—	256.2
Prepaid and other current assets	67.1	51.7
Total current assets	881.7	1,032.9
Investment in unconsolidated affiliates	31.1	101.0
Property, plant and equipment, net	467.7	444.9
Goodwill	441.6	371.9
Intangible assets, net	748.9	690.0
Other assets	176.0	115.1
Total assets	$2,747.0	$2,755.8
LIABILITIES AND EQUITY
Current liabilities:
Current portion of debt	$143.1	$185.0
Accounts payable	153.1	131.2
Liabilities held for sale	—	213.0
Other current liabilities	248.3	177.9
Total current liabilities	544.5	707.1
Long-term debt	1,258.0	1,030.9
Distributions in excess of investment in unconsolidated affiliate	21.9	—
Other liabilities	260.9	283.5
Total liabilities	2,085.3	2,021.5
Commitments and contingencies (Notes 17, 18 and 19)
Equity:
Common shares and capital in excess of $.01 stated value per share; shares outstanding of 58.1 in 2017 and 60.3 in 2016	407.6	401.7
Retained earnings	978.2	881.8
Treasury shares, at cost; 10.0 shares in 2017 and 7.8 shares in 2016	(667.8)	(451.4)
Accumulated other comprehensive loss	(69.2)	(116.9)
Total equity—controlling interest	648.8	715.2
Noncontrolling interest	12.9	19.1
Total equity	661.7	734.3
Total liabilities and equity	$2,747.0	$2,755.8

See Notes to Consolidated Financial Statements.

THE SCOTTS MIRACLE-GRO COMPANY
Consolidated Statements of Shareholders’ Equity
(In millions, except per share data)

	Common Shares		Capital in Excess of Stated Value	Retained Earnings	Treasury Shares		Accumulated Other Comprehensive Income (Loss)		Non-controlling Interest
	Shares	Amount			Shares	Amount		Total		Total
Balance at September 30, 2014	68.1	$0.3	$395.0	$636.9	7.4	$(392.3)	$(86.2)	$553.7	$13.5	$567.2
Net income (loss)	—	—	—	159.8	—	—	—	159.8	(1.1)	158.7
Other comprehensive loss	—	—	—	—	—	—	(20.6)	(20.6)	—	(20.6)
Share-based compensation	—	—	17.5	—	—	—	—	17.5	—	17.5
Dividends declared ($1.8200 per share)	—	—	—	(112.5)	—	—	—	(112.5)	—	(112.5)
Treasury share purchases	—	—	—	—	0.2	(14.8)	—	(14.8)	—	(14.8)
Treasury share issuances	—	—	(12.4)	—	(0.9)	50.0	—	37.6	—	37.6
Balance at September 30, 2015	68.1	0.3	400.1	684.2	6.7	(357.1)	(106.8)	620.7	12.4	633.1
Net income (loss)	—	—	—	315.3	—	—	—	315.3	(0.5)	314.8
Other comprehensive loss	—	—	—	—	—	—	(10.1)	(10.1)	—	(10.1)
Share-based compensation	—	—	21.6	—	—	—	—	21.6	—	21.6
Dividends declared ($1.9100 per share)	—	—	—	(117.7)	—	—	—	(117.7)	—	(117.7)
Treasury share purchases	—	—	—	—	1.8	(130.8)	—	(130.8)	—	(130.8)
Treasury share issuances	—	—	(20.3)	—	(0.7)	36.5	—	16.2	—	16.2
Investment in noncontrolling interest	—	—	—	—	—	—	—	—	7.2	7.2
Balance at September 30, 2016	68.1	0.3	401.4	881.8	7.8	(451.4)	(116.9)	715.2	19.1	734.3
Net income	—	—	—	218.3	—	—	—	218.3	0.5	218.8
Other comprehensive income	—	—	—	—	—	—	47.7	47.7	0.4	48.1
Share-based compensation	—	—	33.4	—	—	—	—	33.4	—	33.4
Dividends declared ($2.0300 per share)	—	—	—	(121.9)	—	—	—	(121.9)	—	(121.9)
Treasury share purchases	—	—	—	—	2.7	(245.8)	—	(245.8)	—	(245.8)
Treasury share issuances	—	—	(26.5)	—	(0.5)	29.4	—	2.9	—	2.9
Adjustment to noncontrolling interest due to ownership change	—	—	(1.0)	—	—	—	—	(1.0)	1.0	—
Distribution declared by AeroGrow	—	—	—	—	—	—	—	—	(8.1)	(8.1)
Balance at September 30, 2017	68.1	$0.3	$407.3	$978.2	10.0	$(667.8)	$(69.2)	$648.8	$12.9	$661.7

See Notes to Consolidated Financial Statements.

THE SCOTTS MIRACLE-GRO COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Nature of Operations
The Scotts Miracle-Gro Company (“Scotts Miracle-Gro” or “Parent”) and its subsidiaries (collectively, together with Scotts Miracle-Gro, the “Company”) are engaged in the manufacturing, marketing and sale of branded products for lawn and garden care and indoor and hydroponic gardening. The Company’s primary customers include home centers, mass merchandisers, warehouse clubs, large hardware chains, independent hardware stores, nurseries, garden centers, food and drug stores, indoor gardening and hydroponic product distributors and retailers. The Company’s products are sold primarily in North America, Europe and Asia.
Prior to August 31, 2017, the Company operated consumer lawn and garden businesses located in Australia, Austria, Belgium, Luxembourg, Czech Republic, France, Germany, Poland and the United Kingdom (the “International Business”). On April 29, 2017, the Company received a binding and irrevocable conditional offer (the “Offer”) from Exponent Private Equity LLP (“Exponent”) to purchase the International Business. On July 5, 2017, the Company accepted the Offer and entered into the Share and Business Sale Agreement (the “Agreement”) contemplated by the Offer. Pursuant to the Agreement, Scotts-Sierra Investments LLC, an indirect wholly-owned subsidiary of the Company (“Sierra”) and certain of its direct and indirect subsidiaries, entered into separate stock or asset sale transactions with respect to the the International Business. As a result, effective in its fourth quarter of fiscal 2017, the Company classified its results of operations for all periods presented to reflect the International Business as a discontinued operation and classified the assets and liabilities of the International Business as held for sale. See “NOTE 2. DISCONTINUED OPERATIONS” for further discussion. Refer to “NOTE 22. SEGMENT INFORMATION” for discussion of the Company’s new reportable segments effective in the fourth quarter of fiscal 2017.
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
Organization and Basis of Presentation
The Company’s consolidated financial statements are presented in accordance with accounting principles generally accepted in the United States of America (“GAAP”). The consolidated financial statements include the accounts of Scotts Miracle-Gro and its subsidiaries. All intercompany transactions and accounts have been eliminated in consolidation. The Company’s consolidation criteria are based on majority ownership (as evidenced by a majority voting interest in the entity) and an objective evaluation and determination of effective management control. AeroGrow International, Inc. (“AeroGrow”) and Gavita Holdings B.V., and its subsidiaries (collectively, “Gavita”), in which the Company has controlling interests, are consolidated, with the equity owned by other shareholders shown as noncontrolling interest in the Consolidated Balance Sheets, and the other shareholders’ portion of net earnings and other comprehensive income shown as net income (loss) or comprehensive (income) loss attributable to noncontrolling interest in the Consolidated Statements of Operations and Consolidated Statements of Comprehensive Income (Loss), respectively.
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

THE SCOTTS MIRACLE-GRO COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

rates and are periodically adjusted for known changes in return levels. Outbound shipping and handling costs are included in cost of sales.
Under the terms of the Amended and Restated Exclusive Agency and Marketing Agreement (the “Original Marketing Agreement”) and the Second Amended and Restated Agency and Marketing Agreement (the “Restated Marketing Agreement”), pursuant to which the Company has served, since its 1998 fiscal year, as the exclusive agent of Monsanto Company (“Monsanto”) for the marketing and distribution of consumer Roundup® non-selective weedkiller products in the United States and certain other specified countries, the Company performs certain functions, primarily sales, merchandising, warehousing and other selling and marketing services, on behalf of Monsanto in the conduct of the consumer Roundup® business. The Company performs other services, including manufacturing conversion services, pursuant to ancillary agreements. The actual costs incurred for these activities are charged to and reimbursed by Monsanto. The Company records costs incurred for which the Company is the primary obligor on a gross basis, recognizing such costs in the “Cost of sales” line and the reimbursement of these costs in the “Net sales” line in the Consolidated Statements of Operations, with no effect on gross profit dollars or net income.
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
Advertising
Advertising costs incurred during the year are expensed to interim periods in relation to revenues. All advertising costs, except for external production costs, are expensed within the fiscal year in which such costs are incurred. External production costs for advertising programs are deferred until the period in which the advertising is first aired. The costs deferred at September 30, 2017 and 2016 were $0.4 million and $0.1 million, respectively.
Advertising expenses were $123.0 million in fiscal 2017, $122.3 million in fiscal 2016 and $121.5 million in fiscal 2015.
Research and Development
All costs associated with research and development are charged to expense as incurred. Expenses for fiscal 2017, fiscal 2016 and fiscal 2015 were $39.9 million, $36.0 million and $36.5 million, respectively, including product registration costs of $10.6 million, $10.6 million and $10.4 million, respectively.
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
Other Non-Operating Expense
Other non-operating expense includes a $13.4 million non tax-deductible charge, driven by the October 2017 acquisition of the remaining noncontrolling interest in Gavita and its subsidiaries, to write-up the fair value of the loan to the noncontrolling ownership group to the agreed upon buyout value.
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
Inventories
Inventories are stated at the lower of cost or market, principally determined by the first in, first out method of accounting. Inventories include the cost of raw materials, labor, manufacturing overhead and freight and in-bound handling costs incurred to pre-position goods in the Company’s warehouse network. The Company makes provisions for obsolete or slow-moving inventories as necessary to properly reflect inventory at the lower of cost or market value. Adjustments to reflect inventories at net realizable values were $10.5 million and $6.0 million at September 30, 2017 and 2016, respectively.
Loans Receivable
Loans receivable are carried at outstanding principal amount, and are recognized in the “Other assets” line in the Consolidated Balance Sheets. Loans receivable are impaired when, based on current information and events, it is probable that the Company will be unable to collect all amounts due according to the contractual terms of the loan agreement. If it is determined that an impairment has occurred, an impairment loss is recognized for the amount by which the carrying value of the asset exceeds the present value of expected future cash flows and recorded within “Operating expenses” in the Consolidated Statements of Operations. Interest income is recorded on an accrual basis, and is recognized in the “Other income, net” line in the Consolidated Statements of Operations. Interest income was $10.0 million for fiscal 2017, $3.9 million for fiscal 2016 and zero for fiscal 2015.
At September 30, 2017, the carrying value and estimated fair value of loans receivable was $110.4 million and $125.6 million, respectively. The estimated fair value was determined using an income-based approach, which includes market participant expectations of cash flows over the remaining useful life discounted to present value using an appropriate discount rate. The estimate requires subjective assumptions to be made, including those related to credit risk and discount rates. The fair value measurement is based on significant inputs unobservable in the market and thus represents a Level 3 measurement.

THE SCOTTS MIRACLE-GRO COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Long-Lived Assets
Property, plant and equipment are stated at cost. Interest capitalized in property, plant and equipment amounted to $0.1 million, $0.3 million and $0.4 million during fiscal 2017, fiscal 2016 and fiscal 2015, respectively. Expenditures for maintenance and repairs are charged to expense as incurred. When properties are retired or otherwise disposed of, the cost of the asset and the related accumulated depreciation are removed from the accounts with the resulting gain or loss being reflected in income from operations.

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
The Company had non-cash investing activities of $16.1 million, $12.4 million and $8.5 million during fiscal 2017, fiscal 2016 and fiscal 2015, respectively, representing unpaid liabilities incurred during each fiscal year to acquire property, plant and equipment.
Statements of Cash Flows
Supplemental cash flow information was as follows for fiscal 2017, fiscal 2016 and fiscal 2015:

	Year Ended September 30,
	2017	2016	2015
	(In millions)
Interest paid	$(69.8)	$(54.1)	$(47.6)
Call premium on 6.625% Senior Notes	—	(6.6)	—
Property and equipment acquired under capital leases	(0.9)	—	—
Income taxes paid	(111.9)	(80.9)	(108.3)
During fiscal 2017, the Company paid contingent consideration of $6.7 million, $6.5 million and $15.5 million related to the fiscal 2014 acquisition of Fafard & Brothers Ltd. (“Fafard”), the fiscal 2016 acquisition of a Canadian growing media operation and the fiscal 2017 acquisition of American Agritech, L.L.C., d/b/a Botanicare (“Botanicare”), respectively.
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

THE SCOTTS MIRACLE-GRO COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Internal Use Software
The costs of internal use software are expensed or capitalized depending on whether they are incurred in the preliminary project stage, application development stage or the post-implementation/operation stage. As of September 30, 2017 and 2016, the Company had $10.6 million and $10.9 million, respectively, in unamortized capitalized internal use computer software costs. Amortization of these costs was $5.1 million, $6.1 million and $6.4 million during fiscal 2017, fiscal 2016 and fiscal 2015, respectively.
Goodwill and Indefinite-lived Intangible Assets
Goodwill and indefinite-lived intangible assets are not subject to amortization. Goodwill and indefinite-lived intangible assets are reviewed for impairment by applying a fair-value based test on an annual basis, as of the first day of the Company’s fiscal fourth quarter, or more frequently if circumstances indicate impairment may have occurred. With respect to goodwill, the Company performs either a qualitative or quantitative evaluation for each of its reporting units. Factors considered in the qualitative test include reporting unit specific operating results as well as new events and circumstances impacting the operations of the reporting units. For the quantitative test, the Company assesses goodwill for impairment by comparing the carrying value of its reporting units to their respective fair values and reviewing the Company’s market value of invested capital. A reporting unit is defined as an operating segment or one level below an operating segment. The Company has identified seven reporting units. The Company determines the fair value of its reporting units under the income-based approach utilizing discounted cash flows and incorporates assumptions it believes marketplace participants would utilize. The Company also uses a comparative market-based approach using market multiples and other factors to corroborate the discounted cash flow results.
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

THE SCOTTS MIRACLE-GRO COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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
RECENT ACCOUNTING PRONOUNCEMENTS
Debt Issuance Costs
In April 2015, the Financial Accounting Standards Board (“FASB”) issued an accounting standard update that requires debt issuance costs related to a recognized debt liability to be presented in the balance sheet as a direct deduction from the corresponding debt liability rather than as an asset; however debt issuance costs relating to revolving credit facilities will remain in other assets. The Company adopted this guidance on a retrospective basis effective October 1, 2016. As a result, debt issuance costs totaling $6.0 million have been presented as a component of the carrying amount of long-term debt in the Consolidated Balance Sheets as of September 30, 2016. This amount was previously reported within other assets.
Income Taxes
In November 2015, the FASB issued an accounting standard update to simplify the presentation of deferred income taxes by requiring that deferred income tax liabilities and assets be classified as noncurrent in a classified statement of financial position. The Company adopted this guidance on a retrospective basis during the fourth quarter of fiscal 2017. As a result, deferred tax assets totaling $43.7 million have been presented net within other liabilities in the Consolidated Balance Sheets as of September 30, 2016. This amount was previously reported within prepaid and other current assets.
Going Concern
In April 2014, the FASB issued a new accounting standard that requires management to assess if there is substantial doubt about an entity’s ability to continue as a going concern for each annual and interim period. If conditions or events give rise to

THE SCOTTS MIRACLE-GRO COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

substantial doubt, disclosures are required. The Company adopted this guidance on a prospective basis effective October 1, 2016. The adoption of this guidance did not impact the Company’s financial statement disclosures.
Cloud Computing Arrangements
In April 2015, the FASB issued an accounting standard update that clarifies how customers in cloud computing arrangements should determine whether the arrangement includes a software license, and requires acquired software licenses to be accounted for as licenses of intangible assets. The Company adopted the provisions effective October 1, 2016. The adoption of this guidance did not have a significant impact on the Company’s consolidated financial position, results of operations or cash flows.
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
Share-Based Compensation
In March 2016, the FASB issued an accounting standard update that simplifies several aspects of the accounting for employee share-based payment transactions, including the accounting for income taxes, forfeitures, and statutory tax withholding requirements, as well as classification in the statement of cash flows. The provisions are effective, using a combination of retrospective, modified retrospective and prospective transition methods, for the Company’s financial statements no later than the fiscal year beginning October 1, 2017. The Company expects to adopt this amended accounting guidance during the first quarter of fiscal 2018, which will result in the prospective recognition of all excess tax benefits and tax deficiencies associated with share-based compensation as income tax benefit or expense in the Consolidated Statement of Operations. Excess tax benefits of $7.9 million, $5.8 million and $4.7 million for fiscal 2017, fiscal 2016 and fiscal 2015, respectively, have been recognized in the “Capital in excess of stated value” line in the Consolidated Statements of Shareholders’ Equity.
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
The Company has made progress on its evaluation of the amended guidance, including identification of revenue streams and customer contract reviews. The Company has begun the process of applying the five-step model to those contracts and revenue streams to evaluate the quantitative and qualitative impacts the new standard will have on its business and reported revenues. The provisions are effective for the Company in the first quarter of fiscal 2019 and permit adoption under either the full retrospective approach (recognize effects of the amended guidance in each prior reporting period presented) or the modified retrospective approach (recognize the cumulative effect of adoption as an adjustment to retained earnings at the date of initial application). The Company is still evaluating its method of adoption and the impact of this standard on its consolidated results of operations and financial position.
Inventory
In July 2015, the FASB issued an accounting standard update that requires inventory to be measured “at the lower of cost and net realizable value,” thereby simplifying the current guidance that requires inventory to be measured at the lower of cost or market (market in this context is defined as one of three different measures, one of which is net realizable value). The provisions

THE SCOTTS MIRACLE-GRO COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

are effective prospectively for the Company’s financial statements for the fiscal year beginning October 1, 2017, and are not expected to have a significant impact on the Company’s consolidated financial position, results of operations or cash flows.
Leases
In February 2016, the FASB issued an accounting standard update which significantly changes the accounting for leases. This guidance requires lessees to recognize a lease liability for the obligation to make lease payments and a right-of-use asset for the right to use the underlying asset for the lease term. The provisions are effective for the Company’s financial statements no later than the fiscal year beginning October 1, 2019 and require a modified retrospective transition approach for leases that exist as of or are entered into after the beginning of the earliest comparative period presented in the financial statements. The Company is currently evaluating the impact of this standard on its consolidated results of operations, financial position and cash flows. The Company has made progress on its evaluation of the amended guidance, including identification of the population of leases affected including the $147.5 million of future minimum lease payments related to various operating lease agreements with third parties for property and equipment (see “NOTE 17. OPERATING LEASES” for further discussion), determining the information required to calculate the lease liability and right-of-use asset and evaluating models to assist in future reporting.
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
Derivatives and Hedging
In August 2017, the FASB issued an accounting standard update that modifies hedge accounting by making more hedge strategies eligible for hedge accounting, amending presentation and disclosure requirements, and changing how companies assess effectiveness. The intent is to simplify application of hedge accounting and increase transparency of information about an entity’s risk management activities. The provisions are effective for the Company’s financial statements no later than the fiscal year

THE SCOTTS MIRACLE-GRO COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

beginning October 1, 2019. The Company is currently evaluating the impact of this standard on its consolidated results of operations, financial position and cash flows.

NOTE 2.  DISCONTINUED OPERATIONS
International Business
On August 31, 2017, the Company completed the divestiture of the International Business for cash proceeds at closing of $150.6 million, which is net of seller financing provided by the Company in the form of a $29.7 million loan for 7 years bearing interest at 5% for the first three years, with annual 2.5% increases thereafter. The transaction also includes contingent consideration, a non-cash investing activity, with a maximum payout of $23.8 million and a fair value of $18.2 million, the payment of which will depend on the achievement of certain performance criteria by the International Business following the closing of the transaction through fiscal 2020. The seller financing loan and the contingent consideration receivable are recorded in the “Other assets” line in the Consolidated Balance Sheets. The cash proceeds are subject to post-closing adjustments that are expected to be finalized during the first quarter of fiscal 2018, and the Company has accrued $27.8 million in the “Other current liabilities” line in the Consolidated Balance Sheets related to working capital adjustments in respect of the actual closing date financial position of the International Business. The Company recorded a pre-tax gain on the sale of the International Business of $32.7 million, partially offset by the provision for income taxes of $12.0 million, during fiscal 2017. The pre-tax gain included a write-off of accumulated foreign currency translation adjustments of $18.5 million.
In connection with the transaction, the Company entered into certain ancillary agreements including a transition services agreement and a material supply agreement, which are not material, as well as a licensing agreement for the use of certain of the Company’s brand names with a fair value of $14.1 million.
During fiscal 2017 and fiscal 2016, the Company recognized $15.5 million and $2.5 million, respectively, in transaction related costs associated with the sale of the International Business as well as termination benefits and facility closure costs of $(0.4) million and $3.6 million, respectively, in the “Income from discontinued operations, net of tax” line in the Consolidated Statements of Operations.
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
The Company recorded a gain on the contribution of $131.2 million, partially offset by the provision for deferred income taxes of $51.9 million, during fiscal 2016. During fiscal 2017, the Company recorded an adjustment to reduce the pre-tax gain by $1.0 million related to post-closing working capital adjustments.
During fiscal 2017 and fiscal 2016, the Company recognized $0.8 million and $4.6 million, respectively, in transaction related costs associated with the divestiture of the SLS Business in the “Income from discontinued operations, net of tax” line in the Consolidated Statements of Operations. During fiscal 2016, the Company recognized a charge of $9.0 million for the resolution of a prior SLS Business litigation matter within the “Income from discontinued operations, net of tax” line in the Consolidated Statements of Operations.

THE SCOTTS MIRACLE-GRO COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table summarizes the results of the International Business and SLS Business within discontinued operations for each of the periods presented:

	Year Ended September 30,
	2017	2016	2015
	(In millions)
Net sales	$294.1	$431.1	$645.4
Operating costs	275.9	429.5	597.3
Impairment, restructuring and other	15.9	19.7	11.2
Other (income) expense, net	1.2	(1.5)	(3.9)
Gain on sale / contribution of business	(31.7)	(131.2)	—
Interest expense	0.4	2.7	1.7
Income from discontinued operations before income taxes	32.4	111.9	39.1
Income tax expense from discontinued operations	11.9	43.2	9.1
Income from discontinued operations, net of tax	$20.5	$68.7	$30.0

The following table summarizes the major classes of assets and liabilities held for sale:

September 30,
2016
(In millions)
Cash and cash equivalents	$21.5
Accounts receivable, net	69.4
Inventories	53.5
Prepaid and other assets	9.5
Property, plant and equipment, net	25.9
Goodwill and intangible assets, net	62.2
Other assets	14.2
Assets held for sale	$256.2

Accounts payable	$34.7
Other current liabilities	64.3
Long-term debt	94.2
Other liabilities	19.8
Liabilities held for sale	$213.0
The Consolidated Statements of Cash Flows do not present the cash flows from discontinued operations separately from cash flows from continuing operations. Cash provided by (used in) operating activities related to discontinued operations totaled $(11.6) million, $18.8 million and $31.5 million for fiscal 2017, fiscal 2016 and fiscal 2015, respectively. Cash provided by (used in) investing activities related to discontinued operations totaled $148.1 million, $(5.3) million and $(32.5) million for fiscal 2017, fiscal 2016 and fiscal 2015, respectively.

NOTE 3.  IMPAIRMENT, RESTRUCTURING AND OTHER
Activity described herein is classified within the “Cost of sales—impairment, restructuring and other,” “Impairment, restructuring and other” and “Income from discontinued operations, net of tax” lines in the Consolidated Statements of Operations. The following table details impairment, restructuring and other charges (recoveries) during fiscal 2017, fiscal 2016 and fiscal 2015:

THE SCOTTS MIRACLE-GRO COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Year Ended September 30,
	2017	2016	2015
	(In millions)
Cost of sales—impairment, restructuring and other:
Restructuring and other charges	$—	$5.9	$3.0
Operating expenses:
Restructuring and other charges (recoveries), net	3.9	(51.5)	70.4
Intangible asset impairment	1.0	—	—
Impairment, restructuring and other charges (recoveries) from continuing operations	$4.9	$(45.6)	$73.4
Restructuring and other charges from discontinued operations	15.9	19.7	11.2
Total impairment, restructuring and other charges (recoveries)	$20.8	$(25.9)	$84.6
The following table summarizes the activity related to liabilities associated with restructuring and other, excluding insurance reimbursement recoveries, during fiscal 2017, fiscal 2016 and fiscal 2015:

	Year Ended September 30,
	2017	2016	2015
	(In millions)
Amounts accrued for restructuring and other at beginning of year	$20.8	$28.1	$16.0
Restructuring and other charges from continuing operations	8.3	10.3	73.4
Restructuring and other charges from discontinued operations	15.9	19.7	11.2
Payments and other	(32.9)	(37.3)	(72.5)
Amounts accrued for restructuring and other at end of year	$12.1	$20.8	$28.1
Included in restructuring accruals, as of September 30, 2017, is $1.7 million that is classified as long-term. Payments against the long-term accruals will be incurred as the employees covered by the restructuring plan retire or through the passage of time. The remaining amounts accrued will continue to be paid out over the course of the next twelve months.
Fiscal 2017
In the first quarter of fiscal 2016, the Company announced a series of initiatives called Project Focus designed to maximize the value of its non-core assets and focus on emerging categories of the lawn and garden industry in its core U.S. business. During fiscal 2017, the Company recognized restructuring costs related to termination benefits and facility closure costs of $8.3 million in the “Impairment, restructuring and other” line in the Consolidated Statements of Operations, including $6.7 million for the U.S. Consumer segment, $0.9 million for the Hawthorne segment and $0.7 million for the Other segment. Costs incurred to date since the inception of the current Project Focus initiatives are $10.1 million for the U.S. Consumer segment, $0.9 million for the Hawthorne segment and $1.2 million for the Other segment, related to transaction activity, termination benefits and facility closure costs.
In the fourth quarter of fiscal 2017, the Company recognized a recovery of $4.4 million related to the reduction of a contingent consideration liability associated with a historical acquisition and recorded a $1.0 million impairment charge on the write-off of a trademark asset due to recent performance and future growth expectations. These items were recorded in the “Impairment, restructuring and other” line in the Consolidated Statements of Operations.
On April 13, 2016, the Company completed the contribution of the SLS Business to the TruGreen Joint Venture. As a result, effective in its second quarter of fiscal 2016, the Company classified its results of operations for all periods presented to reflect the SLS Business as a discontinued operation and classified the assets and liabilities of the SLS Business as held for sale. Refer to “NOTE 2. DISCONTINUED OPERATIONS” for more information. During fiscal 2017, the Company recognized $0.8 million in transaction related costs associated with the divestiture of the SLS Business in the “Income from discontinued operations, net of tax” line in the Consolidated Statements of Operations.
On August 31, 2017, the Company completed the sale of the International Business. As a result, effective in its fourth quarter of fiscal 2017, the Company classified its results of operations for all periods presented to reflect the International Business as a discontinued operation and classified the assets and liabilities of the International Business as held for sale. Refer to “NOTE 2. DISCONTINUED OPERATIONS” for more information. During fiscal 2017, the Company recognized $15.5 million in transaction

THE SCOTTS MIRACLE-GRO COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

related costs associated with the sale of the International Business as well as adjustments to termination benefits of $(0.4) million in the “Income from discontinued operations, net of tax” line in the Consolidated Statements of Operations.
Fiscal 2016
During the third quarter of fiscal 2015, the Company’s U.S. Consumer segment began experiencing an increase in certain consumer complaints related to the reformulated Bonus® S fertilizer product sold in the southeastern United States during fiscal 2015 indicating customers were experiencing damage to their lawns after application. In fiscal 2016, the Company incurred $6.4 million in costs related to resolving these consumer complaints and the recognition of costs the Company expected to incur for consumer claims in the “Impairment, restructuring and other” and the “Cost of sales—impairment, restructuring and other” lines in the Consolidated Statements of Operations. Additionally, the Company recorded offsetting insurance reimbursement recoveries of $55.9 million in fiscal 2016 in the “Impairment, restructuring and other” line in the Consolidated Statements of Operations. Costs incurred to date since the inception of this matter were $73.8 million, partially offset by insurance reimbursement recoveries of $60.8 million.
During fiscal 2016, the Company recognized restructuring costs related to termination benefits of $3.9 million related to Project Focus in the “Impairment, restructuring and other” line in the Consolidated Statements of Operations.
During fiscal 2016, the Company recognized a charge of $9.0 million for the resolution of a prior SLS Business litigation matter, as well as $4.6 million in transaction related costs associated with the divestiture of the SLS Business in the “Income from discontinued operations, net of tax” line in the Consolidated Statements of Operations.
During fiscal 2016, the Company recognized $2.5 million in transaction related costs associated with the sale of the International Business as well as $3.6 million in restructuring costs related to termination benefits and facility closure costs in the “Income from discontinued operations, net of tax” line in the Consolidated Statements of Operations.
Fiscal 2015
During fiscal 2015, the Company recognized $67.3 million in costs related to consumer complaints and claims related to the reformulated Bonus® S fertilizer product sold in the southeastern United States during fiscal 2015, partially offset by insurance reimbursement recoveries recorded of $4.9 million.
During fiscal 2015, the Company recognized restructuring costs related to termination benefits of $11.0 million as part of the Company’s restructuring of its U.S. administrative and overhead functions. The restructuring costs for fiscal 2015 included $4.3 million of costs related to the acceleration of equity compensation expense, and were comprised of $3.7 million related to the U.S. Consumer segment, $0.7 million related to the Other Segment and $6.6 million related to Corporate. These costs were recognized in the “Impairment, restructuring and other” line in the Consolidated Statements of Operations.
During fiscal 2015, the Company recognized restructuring costs related to termination benefits as part of the Company’s restructuring of its administrative and overhead functions, continuation of the international profitability improvement initiative and the liquidation and exit from the U.K. Solus business. Costs of $1.4 million related to the SLS Business and $9.8 million related to the International Business were recognized in the “Income from discontinued operations, net of tax” line in the Consolidated Statements of Operations.

THE SCOTTS MIRACLE-GRO COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 4.  GOODWILL AND INTANGIBLE ASSETS, NET
The following table displays a rollforward of the carrying amount of goodwill by reportable segment:

	U.S. Consumer	Hawthorne	Other	Total
	(In millions)
Goodwill	$213.1	$63.4	$7.8	$284.3
Accumulated impairment losses	(1.8)	—	—	(1.8)
Balance at September 30, 2015	211.3	63.4	7.8	282.5
Acquisitions, net of purchase price adjustments	0.6	83.0	4.7	88.3
Foreign currency translation	—	0.9	0.2	1.1

Goodwill	$213.7	$147.3	$12.7	$373.7
Accumulated impairment losses	(1.8)	—	—	(1.8)
Balance at September 30, 2016	211.9	147.3	12.7	371.9
Acquisitions, net of purchase price adjustments	(1.1)	67.6	(2.1)	64.4
Foreign currency translation	—	4.7	0.6	5.3
Reallocation	17.3	(17.3)	—	—

Goodwill	$229.9	$202.3	$11.2	$443.4
Accumulated impairment losses	(1.8)	—	—	(1.8)
Balance at September 30, 2017	$228.1	$202.3	$11.2	$441.6
As discussed in “NOTE 22. SEGMENT INFORMATION,” the Company’s reportable segments differ from those used in prior periods due to the change in the Company’s internal organization structure resulting from the Company’s divestiture of the International Business. This change in organization structure resulted in a change in the Company’s operating segments and reporting units. The Company allocated goodwill to the new reporting units using a relative fair value approach, resulting in $17.3 million of goodwill reallocated from the Hawthorne segment to the U.S. Consumer segment during fiscal 2017. In addition, the Company completed an assessment of any potential goodwill impairment immediately prior to the allocation and determined that no impairment existed.

THE SCOTTS MIRACLE-GRO COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table presents intangible assets, net:

	September 30, 2017			September 30, 2016
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
	(In millions)
Finite-lived intangible assets:
Technology	$69.7	$(52.8)	$16.9	$61.1	$(51.4)	$9.7
Customer accounts	157.7	(28.0)	129.7	113.7	(15.8)	97.9
Tradenames	176.7	(28.4)	148.3	145.4	(19.8)	125.6
Other	59.5	(41.1)	18.4	59.8	(38.6)	21.2
Total finite-lived intangible assets, net			313.3			254.4
Indefinite-lived intangible assets:
Indefinite-lived tradenames			168.2			168.2
Marketing Agreement Amendment			155.7			155.7
Brand Extension Agreement			111.7			111.7
Total indefinite-lived intangible assets			435.6			435.6
Total intangible assets, net			$748.9			$690.0

Fiscal 2017
As a result of the sale of the International Business during the fourth quarter of fiscal 2017, the Company included $32.6 million of the carrying amount of the Marketing Agreement Amendment intangible asset with the International Business disposal unit on the basis of the asset’s historical carrying amount, and classified this amount in the “Assets held for sale” line in the Consolidated Balance Sheets.
During the fourth quarter of fiscal 2017, the Company completed its annual impairment review and recognized an impairment charge for a non-recurring fair value adjustment of $1.0 million within the U.S. Consumer segment related to a trademark asset. The fair vale was calculated based upon the evaluation of the historical performance and future growth expectations of the trademark. The impact of the fair value adjustment was to reduce the carrying value of the definite-lived brand from $1.0 million to zero. No impairment of goodwill or other intangible assets were required.

Fiscal 2016
As a result of the annual impairment review in the fourth quarter of fiscal 2016, the Company determined that no charges for impairment of goodwill or intangible assets were required.

Fiscal 2015
As a result of the annual impairment review, in the fourth quarter of fiscal 2015, the Company determined that no charges for impairment of goodwill or intangible assets were required.
Total amortization expense for the years ended September 30, 2017, 2016, and 2015 was $23.3 million, $15.7 million and $11.4 million, respectively. Amortization expense is estimated to be as follows for the years ending September 30 (in millions):

2018	$23.2
2019	21.4
2020	20.2
2021	19.3
2022	18.3

THE SCOTTS MIRACLE-GRO COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 5.  DETAIL OF CERTAIN FINANCIAL STATEMENT ACCOUNTS

The following is detail of certain financial statement accounts:

	September 30,
	2017	2016
	(In millions)
INVENTORIES:
Finished goods	$210.6	$221.4
Work-in-progress	57.6	48.9
Raw materials	139.3	124.4
	$407.5	$394.7

	September 30,
	2017	2016
	(In millions)
PROPERTY, PLANT AND EQUIPMENT, NET:
Land and improvements	$109.4	$105.3
Buildings	209.7	227.3
Machinery and equipment	546.8	491.2
Furniture and fixtures	37.2	35.5
Software	106.0	104.2
Aircraft	8.3	6.7
Construction in progress	41.4	28.0
	1,058.8	998.2
Less: accumulated depreciation	(591.1)	(553.3)
	$467.7	$444.9
OTHER ASSETS:
Unamortized debt issuance costs	$8.2	$10.8
Loans receivable	110.4	79.1
Contingent consideration receivable	18.1	—
Bonnie Option	11.8	10.9
Other	27.5	14.3
	$176.0	$115.1

THE SCOTTS MIRACLE-GRO COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	September 30,
	2017	2016
	(In millions)
OTHER CURRENT LIABILITIES:
Payroll and other compensation accruals	$55.9	$59.9
Accrued restructuring and other	10.4	19.3
Advertising and promotional accruals	23.8	26.8
Accrued interest	16.4	13.8
International Business divestiture accrual	27.8	—
Other	114.0	58.1
	$248.3	$177.9
OTHER NON-CURRENT LIABILITIES:
Accrued pension, postretirement and executive retirement liabilities	$78.6	$93.5
Deferred tax liabilities	157.5	172.0
Deferred licensing revenue	12.6	0.2
Other	12.2	17.8
	$260.9	$283.5

	September 30,
	2017	2016	2015
	(In millions)
ACCUMULATED OTHER COMPREHENSIVE LOSS:
Unrecognized loss on derivatives, net of tax of $1.3, $2.8 and $5.6	$2.0	$(4.7)	$(9.0)
Pension and other postretirement liabilities, net of tax of $33.4, $41.2 and $39.3	(54.5)	(66.9)	(63.7)
Foreign currency translation adjustment	(16.7)	(45.3)	(34.1)
	$(69.2)	$(116.9)	$(106.8)

NOTE 6.  MARKETING AGREEMENT
The Scotts Company LLC (“Scotts LLC”) is the exclusive agent of Monsanto for the marketing and distribution of consumer Roundup® non-selective weedkiller products in the consumer lawn and garden market in certain countries pursuant to an Amended and Restated Exclusive Agency and Marketing Agreement (the “Original Marketing Agreement”). In consideration for the rights granted to the Company under the Original Marketing Agreement in 1998, the Company paid a marketing fee of $32.0 million to Monsanto. The Company deferred this amount on the basis that the payment will provide a future benefit through commissions that will be earned under the Marketing Agreement. The economic useful life over which the marketing fee is being amortized is 20 years, with a remaining unamortized amount of $0.8 million and remaining amortization period of one year. On May 15, 2015, the Company and Monsanto entered into an Amendment to the Original Marketing Agreement (the “Marketing Agreement Amendment”), a Lawn and Garden Brand Extension Agreement (the “Brand Extension Agreement”) and a Commercialization and Technology Agreement (the “Commercialization and Technology Agreement”). In consideration for these agreements, the Company paid $300.0 million to Monsanto and recorded this amount as intangible assets for which the related economic useful life is indefinite.
On August 31, 2017, in connection with and as a condition to the consummation of the Company’s sale of its International Business, the Company entered into the Second Amended and Restated Agency and Marketing Agreement (the “Restated Marketing Agreement”) and the Amended and Restated Lawn and Garden Brand Extension Agreement - Americas (the “Restated Brand Extension Agreement”) to reflect the Company’s transfer and assignment to the purchaser of such business of the Company’s rights and responsibilities under the Original Marketing Agreement, as amended, and the Brand Extension Agreement relating to those countries subject to the sale. The Company included $32.6 million of the carrying amount of the intangible asset associated with the Marketing Agreement Amendment with the International Business disposal unit on the basis of the asset’s historical carrying amount and this amount was disposed of as part of the sale of the International Business.

THE SCOTTS MIRACLE-GRO COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

From 1998 until May 15, 2015, the Original Marketing Agreement covered the United States and other specified countries, including Australia, Austria, Belgium, Canada, France, Germany, the Netherlands and the United Kingdom. The Marketing Agreement Amendment expanded the covered territories and countries to include all countries other than Japan and countries subject to a comprehensive U.S. trade embargo or certain other embargoes and trade restrictions. The Restated Marketing Agreement further revised the covered territories and countries to only include Israel, China and every country throughout the Caribbean and the continents of North America and South America that is not subject to a comprehensive U.S. trade embargo or certain other embargoes and trade restrictions.
Under the terms of the Restated Marketing Agreement, the Company is entitled to receive an annual commission from Monsanto as consideration for the performance of the Company’s duties as agent. The annual commission payable under the Restated Marketing Agreement is equal to (1) 50% of the actual earnings before interest and income taxes of the consumer Roundup® business in the markets covered by the Restated Marketing Agreement for program years 2017 and 2018 and (2) 50% of the actual earnings before interest and income taxes of the consumer Roundup® business in the markets covered by the Restated Marketing Agreement in excess of $40 million for program years 2019 and thereafter. The Restated Marketing Agreement also requires the Company to make annual payments of $18.0 million to Monsanto as a contribution against the overall expenses of the consumer Roundup® business. Unless Monsanto terminates the Restated Marketing Agreement due to an event of default by the Company, the Restated Marketing Agreement requires a termination fee payable to the Company equal to the greater of (1) $175.0 million or (2) four times (A) the average of the program earnings before interest and income taxes for the three trailing program years prior to the year of termination, minus (B) $186.4 million. The term of the Restated Marketing Agreement will continue indefinitely for all included markets unless and until otherwise terminated in accordance therewith.
The Restated Brand Extension Agreement provides the Company an exclusive license in every country throughout the North American continent, South American continent, Central America, the Caribbean, Israel and China (in each case that is not subject to a comprehensive U.S. trade embargo or certain other embargoes and trade restrictions) to use the Roundup® brand on additional products offered by the Company outside of the non-selective weed category within the residential lawn and garden market. The application of the Roundup® brand to these additional products is subject to a product review and approval process developed between the Company and Monsanto. Monsanto will maintain oversight of its brand, the handling of brand registrations covering these new products and new territories, as well as primary responsibility for brand enforcement. The Restated Brand Extension Agreement has a term of twenty years, which will automatically renew for additional successive twenty year terms, at the Company’s sole option, for no additional monetary consideration.
The Commercialization and Technology Agreement provides for the Company and Monsanto to further develop and commercialize new products and technology developed at Monsanto and intended for introduction into the residential lawn and garden market. Under the Commercialization and Technology Agreement, the Company receives an exclusive first look at new Monsanto technology and products and an annual review of Monsanto’s developing products and technologies. The Commercialization and Technology Agreement has a term of thirty years (subject to early termination upon a termination event under the Restated Marketing Agreement or the Restated Brand Extension Agreement).
Under the terms of the Restated Marketing Agreement, the Company performs sales, merchandising, warehousing and other selling and marketing services, on behalf of Monsanto in the conduct of the consumer Roundup® business. The Company performs other services, including manufacturing conversion services, pursuant to ancillary agreements. The actual costs incurred for these activities are charged to and reimbursed by Monsanto. The Company records costs incurred for which the Company is the primary obligor on a gross basis, recognizing such costs in the “Cost of sales” line and the reimbursement of these costs in the “Net sales” line in the Consolidated Statements of Operations, with no effect on gross profit dollars or net income.

THE SCOTTS MIRACLE-GRO COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The gross commission earned under the Restated Marketing Agreement, the contribution payments to Monsanto and the amortization of the initial marketing fee paid to Monsanto in 1998 are included in the calculation of net sales in the Company’s Consolidated Statements of Operations. The elements of the net commission and reimbursements earned under the Marketing Agreement and included in “Net sales” are as follows:

	Year Ended September 30
	2017	2016	2015
	(In millions)
Gross commission	$87.7	$97.9	$78.4
Contribution expenses	(18.0)	(18.0)	(18.0)
Amortization of marketing fee	(0.8)	(0.8)	(0.8)
Net commission	68.9	79.1	59.6
Reimbursements associated with Marketing Agreement	56.1	55.8	52.6
Total net sales associated with Marketing Agreement	$125.0	$134.9	$112.2

NOTE 7.  ACQUISITIONS AND INVESTMENTS
Fiscal 2018
On October 2, 2017, the Company’s Hawthorne segment acquired the remaining 25% noncontrolling interest in Gavita and its subsidiaries, including Agrolux, for $72.2 million. The Company recorded a charge of $13.4 million during the fourth quarter of fiscal 2017 to write-up the fair value of the loan to the noncontrolling ownership group of Gavita to the agreed upon buyout value in the “Other non-operating expense” line in the Consolidated Statements of Operations.
On October 11, 2017, the Company’s Hawthorne segment completed the acquisition of substantially all of the United States and Canadian assets of Can-Filters Group Inc. (“Can-Filters”) for $72.2 million. Based in Nelson, British Columbia, Can-Filters is a leading wholesaler of ventilation products for indoor and hydroponic gardening and industrial markets worldwide.
Fiscal 2017
On August 11, 2017, the Company’s Hawthorne segment completed the acquisition of substantially all of the assets of the exclusive manufacturer and formulator of branded Botanicare products for $32.0 million. The preliminary valuation of the acquired assets included (i) $0.3 million of inventory, (ii) $5.0 million of finite-lived identifiable intangible assets, and (iii) $26.7 million of tax-deductible goodwill. Identifiable intangible assets included manufacturing know-how and non-compete agreements with useful lives ranging between 5 and 10 years. The estimated fair values of the identifiable intangible assets were determined using an income-based approach, which includes market participant expectations of cash flows that an asset will generate over the remaining useful life discounted to present value using an appropriate discount rate.
On May 26, 2017, the Company’s majority-owned subsidiary Gavita completed the acquisition of Agrolux Holding B.V., and its subsidiaries (collectively, “Agrolux”), for $21.8 million. Based in the Netherlands, Agrolux is a worldwide supplier of horticultural lighting. The purchase price included contingent consideration, a non-cash investing activity, with a maximum payout and estimated fair value of $5.2 million, the payment of which will depend on the performance of the business through calendar year 2017. The preliminary valuation of the acquired assets included (i) $8.0 million of cash, prepaid and other current assets, (ii) $10.1 million of inventory and accounts receivable, (iii) $0.5 million of fixed assets, (iv) $8.6 million of accounts payable and other current liabilities, (v) $6.7 million of short term debt, (vi) $16.1 million of finite-lived identifiable intangible assets, (vii) $6.4 million of non-deductible goodwill, and (viii) $4.0 million of deferred tax liabilities. Identifiable intangible assets included tradenames and customer relationships with useful lives ranging between 10 and 20 years. The estimated fair values of the identifiable intangible assets were determined using an income-based approach, which includes market participant expectations of cash flows that an asset will generate over the remaining useful life discounted to present value using an appropriate discount rate. Net sales for Agrolux included within the Hawthorne segment for fiscal 2017 were $16.4 million.

THE SCOTTS MIRACLE-GRO COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

On October 3, 2016, the Company’s Hawthorne segment completed the acquisition of Botanicare, an Arizona-based leading producer of plant nutrients, plant supplements and growing systems used for hydroponic gardening, for $92.6 million. The purchase price included contingent consideration, a non-cash investing activity, with a maximum payout and estimated fair value of $15.5 million, which was paid during the third quarter of fiscal 2017. The preliminary valuation of the acquired assets included (i) $1.2 million of cash, prepaid and other current assets, (ii) $8.4 million of inventory and accounts receivable, (iii) $1.4 million of fixed assets, (iv) $2.3 million of accounts payable and other current liabilities, (v) $53.0 million of finite-lived identifiable intangible assets, and (vi) $30.9 million of tax-deductible goodwill. Identifiable intangible assets included tradenames, customer relationships and non-compete arrangements with useful lives ranging between 5 and 25 years. The estimated fair values of the identifiable intangible assets were determined using an income-based approach, which includes market participant expectations of cash flows that an asset will generate over the remaining useful life discounted to present value using an appropriate discount rate. Net sales for Botanicare included within the Hawthorne segment for fiscal year 2017 were $47.6 million.
During the first quarter of fiscal 2017, the Company’s U.S. Consumer segment completed two acquisitions of companies whose products support the Company’s focus on the emerging areas of water positive landscapes and internet-enabled technology for an aggregate purchase price of $3.2 million. The valuation of the acquired assets for the transactions included finite-lived identifiable intangible assets and goodwill of $2.8 million. During the third quarter of fiscal 2017, the Company’s Hawthorne segment completed the acquisition of a company focused on the technology supporting hydroponic growing systems for an aggregate purchase price of $3.5 million, which included finite-lived identifiable intangible assets of $3.2 million.
Fiscal 2016
On May 26, 2016, the Company’s Hawthorne segment acquired majority control and a 75% economic interest in Gavita for $136.2 million. The remaining 25% interest was retained by Gavita’s former ownership group. This transaction provided the Company’s Hawthorne segment with a presence in the lighting category of indoor and urban gardening, which is a part of the Company’s long-term growth strategy. Gavita, which is based in the Netherlands, is a leading producer and marketer of indoor lighting used in the greenhouse and hydroponic markets, predominately in the United States and Europe. The purchase price included contingent consideration, a non-cash investing activity, with an estimated fair value of $2.5 million. The valuation of the acquired assets included (i) $6.4 million of cash, prepaid and other current assets, (ii) $37.9 million of inventory and accounts receivable, (iii) $1.3 million of fixed assets, (iv) $18.7 million of accounts payable and other current liabilities, (v) $5.5 million of short term debt, (vi) $102.6 million of finite-lived identifiable intangible assets, (vii) $83.3 million of non-deductible goodwill, and (viii) $25.7 million of deferred tax liabilities. Identifiable intangible assets included tradenames, customer relationships and non-compete arrangements with useful lives ranging between 5 and 25 years. The estimated fair values of the identifiable intangible assets were determined using an income-based approach, which includes market participant expectations of cash flows that an asset will generate over the remaining useful life discounted to present value using an appropriate discount rate. Gavita’s former ownership group initially retained a 25% noncontrolling interest in Gavita consisting of ownership of 5% of the outstanding shares of Gavita and a loan with interest payable based on distributions by Gavita. The loan represented a non-cash financing activity and is recorded at fair value in the “Long-term debt” line in the Consolidated Balance Sheets. The initial valuation of the loan was $37.7 million. The fair value measurement was classified in Level 3 of the fair value hierarchy. Net sales for Gavita included within the Hawthorne segment for fiscal 2017 and fiscal 2016 were $122.3 million and $35.7 million, respectively.
During the third quarter of fiscal 2016, the Company completed an acquisition within the Other segment to expand its Canadian growing media operations for an estimated purchase price of $33.9 million. The estimated purchase price included contingent consideration, a non-cash investing activity, with an estimated fair value of $10.8 million, of which $6.5 million was paid during the first quarter of fiscal 2017, and the remaining $4.3 million has been adjusted and reclassified to the acquired assets as the Company does not expect to pay out any additional consideration. The valuation of the acquired assets included (i) $4.7 million of inventory and accounts receivable, (ii) $18.5 million of fixed assets, (iii) $9.3 million of finite-lived identifiable intangible assets, (iv) $1.2 million of deferred tax liabilities, and (v) an investment in an unconsolidated joint venture of $0.5 million. Identifiable intangible assets included peat bog lease rights, tradenames, customer relationships and non-compete arrangements with useful lives ranging between 5 and 25 years. The estimated fair values of the identifiable intangible assets were determined using an income-based approach, which includes market participant expectations of cash flows that an asset will generate over the remaining useful life discounted to present value using an appropriate discount rate. Net sales related to this acquisition included within the Other segment for fiscal 2017 and fiscal 2016 were $14.6 million and $6.4 million, respectively.
During the second quarter of fiscal 2016, the Company entered into definitive agreements with Bonnie and its sole shareholder AFC, providing for the Company’s participation in the Bonnie Business. The Company’s participation includes a Term Loan Agreement from the Company to AFC, with Bonnie as guarantor, in the amount of $72.0 million with a fixed coupon rate of 6.95% (the “Term Loan”) as well as a Services Agreement pursuant to which the Company provides marketing, research and development and certain ancillary services to Bonnie for a commission fee based on the profits of the Bonnie Business and the reimbursement of certain costs. These agreements also include options beginning in fiscal 2020 that provide for either (i) the Company to increase its economic interest in the Bonnie Business (the “Bonnie Option”) or (ii) AFC and Bonnie to repurchase

THE SCOTTS MIRACLE-GRO COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

the Company’s economic interest in the Bonnie Business. During fiscal 2017 and fiscal 2016, the Company recognized commission income of $2.2 million and $3.6 million, respectively, and cost reimbursements of $2.6 million and $0.6 million, respectively.
The Bonnie Option is required to be accounted for as a derivative instrument and is recorded at fair value in the “Other assets” line in the Consolidated Balance Sheets, with changes in fair value recognized in the “Other income (loss), net” line in the Consolidated Statements of Operations. The estimated fair value of the Bonnie Option was $11.8 million and $10.9 million as of September 30, 2017 and 2016, respectively, and the fair value measurement was classified in Level 3 of the fair value hierarchy.
Fiscal 2015
On March 30, 2015, the Company’s Hawthorne segment acquired the assets of General Hydroponics, Inc. (“General Hydroponics”) and Bio-Organic Solutions, Inc. (“Vermicrop”) for $120.0 million and $15.0 million, respectively. This transaction provided the Company’s Hawthorne segment with an additional entry into the indoor and urban gardening market, which is a part of the Company’s long-term growth strategy. General Hydroponics and Vermicrop are leading producers of liquid plant food products, growing media, and accessories for the hydroponic markets. The General Hydroponics purchase price included non-cash investing activity of $1.0 million representing the deferral of a portion of the purchase price, of which $0.5 million was paid in the second quarter of fiscal 2016 and $0.5 million was paid in the second quarter of fiscal 2017. The Vermicrop purchase price included $5.0 million of contingent consideration, which was paid during the third quarter of fiscal 2016. The Vermicrop purchase price and contingent consideration were paid in common shares of Scotts Miracle-Gro (“Common Shares”) based on the average share price at the time of payment. The valuation of the acquired assets included (i) $14.2 million of inventory and accounts receivable, (ii) $5.7 million in fixed assets, (iii) $65.0 million of finite-lived identifiable intangible assets, and (iv) $53.9 million of tax-deductible goodwill. Identifiable intangible assets included tradenames, customer relationships and non-compete arrangements with useful lives ranging between 5 and 26 years. The estimated fair values of the identifiable intangible assets were determined using an income-based approach, which includes market participant expectations of cash flows that an asset will generate over the remaining useful life discounted to present value using an appropriate discount rate. Net sales for General Hydroponics and Vermicrop included within the Hawthorne segment for fiscal 2017 and fiscal 2016 were $73.5 million and $64.1 million, respectively.
During fiscal 2015, the Company completed three acquisitions of growing media operations within the U.S. Consumer segment for an aggregate purchase price of $34.0 million. These acquisitions expanded the Company’s growing media operations and distribution capabilities. The valuation of the acquired assets for the transactions included (i) $7.4 million in finite-lived identifiable intangible assets, (ii) $10.7 million in fixed assets, (iii) $9.4 million in tax deductible goodwill, and (iv) $7.5 million of inventory and accounts receivable. Identifiable intangible assets include tradenames and customer relationships with useful lives ranging between 7 and 20 years. The estimated fair values of the identifiable intangible assets were determined using an income-based approach, which includes market participant expectations of cash flows that an asset will generate over the remaining useful life discounted to present value using an appropriate discount rate.
The consolidated financial statements include the results of operations for these business combinations from the date of each acquisition. The pro forma results of operations and the results of operations for acquired businesses since the acquisition dates have not been separately disclosed because the effects were not significant compared to the consolidated financial statements, individually or in the aggregate.

NOTE 8. INVESTMENT IN UNCONSOLIDATED AFFILIATES
As of September 30, 2017, the Company held a minority equity interest of approximately 30% in the TruGreen Joint Venture. This interest had an initial fair value of $294.0 million and subsequently is accounted for using the equity method of accounting, with the Company’s proportionate share of the TruGreen Joint Venture earnings reflected in the Consolidated Statements of Operations. In addition, the Company and TruGreen Holdings entered into a limited liability company agreement (the “LLC Agreement”) governing the management of the TruGreen Joint Venture, as well as certain ancillary agreements including a transition services agreement and an employee leasing agreement. The LLC Agreement provides the Company with minority representation on the board of directors of the TruGreen Joint Venture.
In connection with the closing of the transactions contemplated by the Contribution Agreement on April 13, 2016, the TruGreen Joint Venture obtained debt financing and made a distribution of $196.2 million to the Company and the Company invested $18.0 million in second lien term loan financing to the TruGreen Joint Venture. The second lien term loan receivable had a carrying value of $18.1 million and $18.0 million at September 30, 2017 and 2016, respectively, and is recorded in the “Other assets” line in the Consolidated Balance Sheets. The Company was reimbursed $40.2 million and $52.6 million during fiscal 2017 and fiscal 2016, respectively, and had accounts receivable of $0.4 million and $14.9 million at September 30, 2017 and 2016, respectively, for expenses incurred pursuant to a short-term transition services agreement and an employee leasing agreement. The Company also had an indemnification asset of $4.8 million and $9.6 million at September 30, 2017 and 2016, respectively, for future payments on claims associated with insurance programs. The Company received distributions from unconsolidated

THE SCOTTS MIRACLE-GRO COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

affiliates intended to cover required tax payments of $3.6 million and $7.5 million million during fiscal 2017 and fiscal 2016, respectively. During the fourth quarter of fiscal 2017, the Company received an $87.1 million distribution from the TruGreen Joint Venture in connection with its August 2017 debt refinancing. The Company has received cumulative distributions from the TruGreen Joint Venture in excess of our investment balance, which resulted in an amount recorded in the “Distributions in excess of investment in unconsolidated affiliate” line in the Consolidated Balance Sheets of $21.9 million at September 30, 2017. In accordance with the applicable accounting guidance, the Company reclassified the negative balance to the liability section of the Consolidated Balance Sheet.
During the fourth quarter of fiscal 2017, the Company made a $29.4 million investment in an unconsolidated subsidiary whose products support the professional U.S. industrial, turf and ornamental market.
The following tables present summarized financial information of the Company’s unconsolidated affiliates:

	September 30,
	2017	2016
	(In millions)
Cash and cash equivalents	$26.4	$92.3
Other current assets	180.9	159.1
Intangible assets, net	860.7	916.8
Goodwill	184.0	165.3
Other assets	229.5	376.0
Total assets	$1,481.5	$1,709.5

Current liabilities	$221.0	$210.9
Current portion of debt	15.5	6.9
Long-term debt	987.5	726.0
Other liabilities	57.9	80.6
Equity	199.6	685.1
Total liabilities and equity	$1,481.5	$1,709.5

	Year Ended September 30,
	2017	2016
	(in millions)
Revenue	$1,340.2	$808.4
Gross margin	429.7	287.5
Selling and administrative expenses	316.8	167.8
Amortization expense	72.8	27.1
Interest expense	69.9	30.8
Restructuring and other charges	67.5	34.8
Net (loss) income	$(97.3)	$27.0
The summarized financial information for the TruGreen Joint Venture includes activity from the date of formation of the TruGreen Joint Venture on April 13, 2016 through September 30, 2017. Net income does not include income taxes, which are recognized and paid by the partners of the TruGreen Joint Venture. The income taxes associated with the Company’s share of net income has been recorded in the “Income tax expense from continuing operations” line in the Consolidated Statement of Operations.
The Company recognized equity in (income) loss of unconsolidated affiliates of $29.0 million and $(7.8) million in fiscal 2017 and fiscal 2016, respectively. Included within (income) loss of unconsolidated affiliates for fiscal 2017 and fiscal 2016, respectively, is the Company’s $25.2 million and $11.7 million share of restructuring and other charges, refinancing costs and non-cash purchase accounting fair value adjustments related to deferred revenue and advertising incurred by the TruGreen Joint Venture. For fiscal 2017, these charges included $1.3 million for transaction costs, $12.1 million for nonrecurring integration and separation costs, $7.2 million of costs associated with the TruGreen Joint Venture’s August 2017 debt refinancing and $4.6 million for a non-cash purchase accounting fair value write-down adjustment related to deferred revenue and advertising. For fiscal 2016, these

THE SCOTTS MIRACLE-GRO COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

charges included $6.0 million for transaction costs, $4.4 million for nonrecurring integration and separation costs and $1.3 million for a non-cash purchase accounting fair value write-down adjustment related to deferred revenue and advertising.

NOTE 9.  RETIREMENT PLANS
The Company sponsors a defined contribution 401(k) plan for substantially all U.S. associates. The Company matches 150% of associates’ initial 4% contribution and 50% of their remaining contribution up to 6%. The Company may make additional discretionary profit sharing matching contributions to eligible employees on their initial 4% contribution. The Company recorded charges of $13.9 million, $13.0 million and $11.5 million under the plan in fiscal 2017, fiscal 2016 and fiscal 2015, respectively.
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
The Company sponsors defined benefit pension plans associated with its former international businesses in the United Kingdom and Germany. These plans provide retirement benefits primarily based on years of service and compensation levels. On July 1, 2010, the Company froze its two U.K. defined benefit pension plans and transferred participants to an amended defined contribution plan. Prior to August 31, 2017, participants were no longer credited for service; however, salary increases continued to be factored into each participant’s final pension benefit. In connection with the sale of the International Business on August 31, 2017, the Company (1) retained all obligations related to the two U.K. defined benefit pension plans provided that future salary increases are no longer factored into each participant’s final pension benefit, (2) retained the Germany defined benefit pension obligations associated with inactive participants and (3) disposed of the Germany defined benefit pension obligations associated with active participants and all obligations associated with the France defined benefit pension plans. These changes resulted in a decrease in the projected benefit obligation of $7.1 million during fiscal 2017. The Company recognized a settlement charge of $1.4 million during fiscal 2017 as part of the gain on the sale of the International Business in the “Income from discontinued operations, net of tax” line in the Consolidated Statements of Operations..

THE SCOTTS MIRACLE-GRO COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following tables present information about benefit obligations, plan assets, annual expense, assumptions and other information about the Company’s defined benefit pension plans. The defined benefit pension plans are valued using a September 30 measurement date.

	U.S. Defined Benefit Pension Plans		International Defined Benefit Pension Plans
	2017	2016	2017	2016
	(In millions)
Change in projected benefit obligation:
Benefit obligation at beginning of year	$118.2	$117.3	$206.2	$190.5
Service cost	—	—	0.9	0.9
Interest cost	2.8	4.3	3.7	6.3
Actuarial (gain) loss	(3.8)	3.8	(13.0)	44.0
Benefits paid	(7.2)	(7.2)	(6.0)	(7.7)
Divestiture	—	—	(7.1)	—
Other	—	—	(0.8)	(0.9)
Foreign currency translation	—	—	6.8	(26.9)
Projected benefit obligation at end of year	$110.0	$118.2	$190.7	$206.2
Accumulated benefit obligation at end of year	$110.0	$118.2	$190.7	$201.9
Change in plan assets:
Fair value of plan assets at beginning of year	$89.4	$83.5	$173.9	$166.0
Actual return on plan assets	5.0	9.9	2.2	37.0
Employer contribution	0.3	3.2	5.6	5.9
Benefits paid	(7.2)	(7.2)	(6.0)	(7.7)
Foreign currency translation	—	—	6.3	(26.4)
Other	—	—	(0.8)	(0.9)
Fair value of plan assets at end of year	$87.5	$89.4	$181.2	$173.9
Underfunded status at end of year	$(22.5)	$(28.8)	$(9.5)	$(32.3)
Information for pension plans with an accumulated benefit obligation in excess of plan assets:
Projected benefit obligation	$110.0	$118.2	$190.7	$206.2
Accumulated benefit obligation	110.0	118.2	190.7	201.9
Fair value of plan assets	87.5	89.4	181.2	173.9
Amounts recognized in the Consolidated Balance Sheets consist of:
Noncurrent assets	$—	$—	$9.4	$0.5
Current liabilities	(0.2)	(0.2)	(0.9)	(0.8)
Noncurrent liabilities	(22.3)	(28.6)	(17.9)	(32.0)
Total amount accrued	$(22.5)	$(28.8)	$(9.4)	$(32.3)
Amounts recognized in accumulated other comprehensive loss consist of:
Actuarial loss	$40.7	$46.4	$50.8	$62.2
Total amount recognized	$40.7	$46.4	$50.8	$62.2

THE SCOTTS MIRACLE-GRO COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	U.S. Defined Benefit Pension Plans		International Defined Benefit Pension Plans
	2017	2016	2017	2016
	(In millions, except percentage figures)
Total change in other comprehensive loss attributable to:
Pension benefit (loss) gain during the period	$4.0	$1.1	$9.8	$(14.5)
Reclassification of pension benefit losses to net income	1.7	1.8	1.9	1.5
Settlement loss during the period	—	—	1.4	—
Foreign currency translation	—	—	(1.7)	7.8
Total change in other comprehensive loss	$5.7	$2.9	$11.4	$(5.2)
Amounts in accumulated other comprehensive loss expected to be recognized as components of net periodic benefit cost in fiscal 2018 are as follows:
Actuarial loss	$1.5		$1.1
Amount to be amortized into net periodic benefit cost	$1.5		$1.1
Weighted average assumptions used in development of projected benefit obligation:
Discount rate	3.41%	3.07%	2.47%	2.12%
Rate of compensation increase	n/a	n/a	n/a	3.50%

	U.S. Defined Benefit Pension Plans			International Defined Benefit Pension Plans
	2017	2016	2015	2017	2016	2015
	(In millions, except percentage figures)
Components of net periodic benefit cost:
Service cost	$—	$—	$—	$0.9	$0.9	$1.0
Interest cost	2.8	4.3	4.0	3.7	6.3	7.1
Expected return on plan assets	(4.9)	(5.0)	(5.4)	(7.7)	(7.3)	(8.9)
Net amortization	1.7	1.8	3.3	1.8	1.5	1.6
Net periodic benefit (income) cost	(0.4)	1.1	1.9	(1.3)	1.4	0.8
Settlement	—	—	—	1.4	—	—
Total benefit (income) cost	$(0.4)	$1.1	$1.9	$0.1	$1.4	$0.8
Weighted average assumptions used in development of net periodic benefit (income) cost:
Weighted average discount rate	n/a	3.81%	3.81%	n/a	3.58%	3.78%
Weighted average discount rate - service cost	n/a	n/a	n/a	1.37%	n/a	n/a
Weighted average discount rate - interest cost	2.44%	n/a	n/a	1.84%	n/a	n/a
Expected return on plan assets	5.50%	5.50%	6.25%	4.55%	4.75%	5.70%
Rate of compensation increase	n/a	n/a	n/a	3.50%	3.53%	3.70%

THE SCOTTS MIRACLE-GRO COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	U.S. Defined Benefit Pension Plans	International Defined Benefit Pension Plans
	(In millions, except percentage figures)
Other information:
Plan asset allocations:
Target for September 30, 2018:
Equity securities	25%	30%
Debt securities	70%	67%
Real estate securities	5%	—%
Cash and cash equivalents	—%	—%
Insurance contracts	—%	3%
September 30, 2017:
Equity securities	26%	31%
Debt securities	67%	66%
Real estate securities	4%	—%
Cash and cash equivalents	3%	—%
Insurance contracts	—%	3%
September 30, 2016:
Equity securities	23%	30%
Debt securities	70%	70%
Real estate securities	4%	—%
Cash and cash equivalents	3%	—%
Insurance contracts	—%	—%

Expected company contributions in fiscal 2018	$0.2	$6.8
Expected future benefit payments:
2018	$7.9	$5.3
2019	7.6	5.5
2020	7.6	5.6
2021	7.6	5.9
2022	7.5	6.3
2023 – 2028	35.4	35.8

THE SCOTTS MIRACLE-GRO COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following tables set forth the fair value of the Company’s pension plan assets, segregated by level within the fair value hierarchy:

	September 30, 2017
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Unobservable Inputs (Level 3)	Total
	(In millions)
U.S. Defined Benefit Pension Plan Assets
Cash and cash equivalents	$2.4	$—	$—	$2.4
Mutual funds—real estate	—	3.7	—	3.7
Mutual funds—equities	—	22.5	—	22.5
Mutual funds—fixed income	—	58.9	—	58.9
Total	$2.4	$85.1	$—	$87.5
International Defined Benefit Pension Plan Assets
Cash and cash equivalents	$0.4	$—	$—	$0.4
Insurance contracts	—	4.7	—	4.7
Mutual funds—equities	—	56.7	—	56.7
Mutual funds—fixed income	—	119.4	—	119.4
Total	$0.4	$180.8	$—	$181.2

	September 30, 2016
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Unobservable Inputs (Level 3)	Total
	(In millions)
U.S. Defined Benefit Pension Plan Assets
Cash and cash equivalents	$2.2	$—	$—	$2.2
Mutual funds—real estate	—	3.8	—	3.8
Mutual funds—equities	—	20.9	—	20.9
Mutual funds—fixed income	—	62.5	—	62.5
Total	$2.2	$87.2	$—	$89.4
International Defined Benefit Pension Plan Assets
Cash and cash equivalents	$0.7	$—	$—	$0.7
Mutual funds—equities	—	51.8	—	51.8
Mutual funds—fixed income	—	121.4	—	121.4
Total	$0.7	$173.2	$—	$173.9

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

	2017	2016
	(In millions, except percentage figures)
Change in Accumulated Plan Benefit Obligation (APBO):
Benefit obligation at beginning of year	$26.2	$26.0
Service cost	0.3	0.2
Interest cost	0.7	1.0
Plan participants’ contributions	0.3	0.5
Actuarial (gain) loss	(1.2)	1.3
Benefits paid	(2.4)	(2.8)
Benefit obligation at end of year	$23.9	$26.2
Change in plan assets:
Fair value of plan assets at beginning of year	$—	$—
Employer contribution	2.1	2.3
Plan participants’ contributions	0.3	0.5
Gross benefits paid	(2.4)	(2.8)
Fair value of plan assets at end of year	$—	$—
Unfunded status at end of year	$(23.9)	$(26.2)
Amounts recognized in the Consolidated Balance Sheets consist of:
Current liabilities	$(1.8)	$(1.8)
Noncurrent liabilities	(22.1)	(24.4)
Total amount accrued	$(23.9)	$(26.2)
Amounts recognized in accumulated other comprehensive loss consist of:
Actuarial loss	$3.2	$4.7
Unamortized prior service credit	(5.8)	(6.9)
Total amount recognized	$(2.6)	$(2.2)
Total change in other comprehensive loss attributable to:
Benefit (gain) loss during the period	$(1.1)	$1.5
Net amortization of prior service credit and actuarial loss during the year	0.7	1.0
Total change in other comprehensive loss (income)	$(0.4)	$2.5

Discount rate used in development of APBO	3.56%	3.26%

THE SCOTTS MIRACLE-GRO COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	2017	2016	2015
Components of net periodic benefit cost
Service cost	$0.3	$0.2	$0.4
Interest cost	0.7	1.0	1.3
Amortization of actuarial loss	0.4	0.1	—
Amortization of prior service credit	(1.1)	(1.1)	—
Total postretirement benefit cost	$0.3	$0.2	$1.7

Discount rate used in development of net periodic benefit cost	n/a	4.03%	4.08%
Discount rate used in development of service cost	3.44%	n/a	n/a
Discount rate used in development of interest cost	2.56%	n/a	n/a
The estimated actuarial loss and prior service credit that will be amortized from accumulated loss into net periodic benefit cost over the next fiscal year is $0.2 million and $1.1 million, respectively.
For measurement as of September 30, 2017, management has assumed that health care costs will increase at an annual rate of 6.75% in fiscal 2017, and thereafter decreasing 0.25% per year to an ultimate trend rate of 5.00% in 2024. A 1% increase or decrease in health cost trend rate assumptions would not have a material effect on the APBO as of September 30, 2017. A 1% increase or decrease in the health cost trend rate assumptions would not have a material effect on service or interest costs.
The following benefit payments under the plan are expected to be paid by the Company and the retirees for the fiscal years indicated:

	Gross Benefit Payments	Retiree Contributions	Net Company Payments
	(In millions)
2018	$2.3	$(0.5)	$1.8
2019	2.6	(0.7)	1.9
2020	2.7	(0.8)	1.9
2021	2.7	(0.8)	1.9
2022	2.8	(0.9)	1.9
2023 – 2027	12.0	(3.9)	8.1

The Company also provides comprehensive major medical benefits to its associates. The Company is self-insured for certain health benefits up to $0.6 million per occurrence per individual. The cost of such benefits is recognized as expense in the period the claim is incurred. This cost was $33.4 million, $31.8 million and $29.6 million in fiscal 2017, fiscal 2016 and fiscal 2015, respectively.

THE SCOTTS MIRACLE-GRO COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 11.  DEBT
The components of debt are as follows:

	September 30,
	2017	2016
	(In millions)
Credit Facilities:
Revolving loans	$300.5	$323.2
Term loans	273.8	288.8
Senior Notes – 5.250%	250.0	—
Senior Notes – 6.000%	400.0	400.0
Receivables facility	80.0	138.6
Other	105.4	71.3
Total debt	1,409.7	1,221.9
Less current portions	143.1	185.0
Less unamortized debt issuance costs	8.6	6.0
Long-term debt	$1,258.0	$1,030.9

The Company’s debt matures as follows for each of the next five fiscal years and thereafter (in millions):

2018	$143.1
2019	16.2
2020	15.4
2021	529.3
2022	—
Thereafter	705.7
$1,409.7

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
At September 30, 2017, the Company had letters of credit outstanding in the aggregate principal amount of $23.5 million, and $1.3 billion of availability under the credit agreement, subject to the Company’s continued compliance with the covenants

THE SCOTTS MIRACLE-GRO COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

discussed below. The weighted average interest rates on average borrowings under the credit agreement and the former credit facility were 3.9% and 3.5% for fiscal 2017 and fiscal 2016, respectively.
The credit agreement contains, among other obligations, an affirmative covenant regarding the Company’s leverage ratio on the last day of each quarter calculated as average total indebtedness, divided by the Company’s earnings before interest, taxes, depreciation and amortization (“EBITDA”), as adjusted pursuant to the terms of the credit agreement (“Adjusted EBITDA”). The maximum leverage ratio was 4.50 as of September 30, 2017. The Company’s leverage ratio was 3.04 at September 30, 2017. The credit agreement also includes an affirmative covenant regarding its interest coverage ratio. The interest coverage ratio is calculated as Adjusted EBITDA divided by interest expense, as described in the credit agreement, and excludes costs related to refinancings. The minimum interest coverage ratio was 3.00 for the twelve months ended September 30, 2017. The Company’s interest coverage ratio was 7.54 for the twelve months ended September 30, 2017. The credit agreement allows the Company to make unlimited restricted payments (as defined in the credit agreement), including increased or one-time dividend payments and Common Share repurchases, as long as the leverage ratio resulting from the making of such restricted payments is 4.00 or less. Otherwise the Company may only make restricted payments in an aggregate amount for each fiscal year not to exceed the amount set forth in the credit agreement for such fiscal year ($200.0 million for fiscal 2018 and each fiscal year thereafter).
Senior Notes - 5.250%
On December 15, 2016, Scotts Miracle-Gro issued $250.0 million aggregate principal amount of 5.250% senior notes due 2026 (the “5.250% Senior Notes”). The net proceeds of the offering were used to repay outstanding borrowings under the credit facilities. The 5.250% Senior Notes represent general unsecured senior obligations and rank equal in right of payment with the Company’s existing and future unsecured senior debt. The 5.250% Senior Notes have interest payment dates of June 15 and December 15 of each year. The 5.250% Senior Notes may be redeemed, in whole or in part, on or after December 15, 2021 at applicable redemption premiums. The 5.250% Senior Notes contain customary covenants and events of default and mature on December 15, 2026. Substantially all of Scotts Miracle-Gro’s domestic subsidiaries serve as guarantors of the 5.250% Senior Notes.
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
Receivables Facility
On September 25, 2015, the Company entered into an amended and restated master accounts receivable purchase agreement (the “MARP Agreement”). The MARP Agreement provided for the discretionary sale by the Company, and the discretionary purchase by the participating banks, on a revolving basis, of accounts receivable generated by sales to three specified debtors in an aggregate amount not to exceed $400.0 million. The MARP Agreement terminated effective October 14, 2016 in accordance with its terms upon the Company’s repayment of its outstanding obligations thereunder using $133.5 million borrowed under the credit agreement. There were $138.6 million in borrowings or receivables pledged as collateral under the MARP Agreement as of September 30, 2016. The carrying value of the receivables pledged as collateral was $174.7 million as of September 30, 2016.

THE SCOTTS MIRACLE-GRO COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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
On August 25, 2017, the Company entered into Amendment No. 1 to Master Framework Agreement (“the Amendment”). The Amendment (i) extends the expiration date of the Receivables Facility from August 25, 2017 to August 24, 2018, (ii) defines the seasonal commitment period of the Receivables Facility as beginning on February 23, 2018 and ending on June 15, 2018, (iii) increases the eligible amount of customer accounts receivable which may be sold from up to $250.0 million to up to $400.0 million and (iv) increases the commitment amount of the Receivables Facility during the seasonal commitment period from up to$100.0 million to up to $160.0 million.
The Company accounts for the sale of receivables under the Receivables Facility as short-term debt and continues to carry the receivables on its Consolidated Balance Sheet, primarily as a result of the Company’s requirement to repurchase receivables sold. There were $80.0 million in borrowings or receivables pledged as collateral under the Receivables Facility as of September 30, 2017. The carrying value of the receivables pledged as collateral was $88.9 million as of September 30, 2017. As of September 30, 2017, there was $11.1 million of availability under the Receivables Facility.
Other
In connection with the acquisition of a controlling interest in Gavita, the Company recorded a loan to the noncontrolling ownership group of Gavita. The fair value of the loan was $55.6 million and $38.3 million at September 30, 2017 and September 30, 2016, respectively. The Company recorded a charge of $13.4 million during the fourth quarter of fiscal 2017 to write-up the fair value of the loan to the noncontrolling ownership group of Gavita to the agreed upon buyout value in the “Other non-operating expense” line in the Consolidated Statements of Operations.
Interest Rate Swap Agreements
The Company has outstanding interest rate swap agreements with major financial institutions that effectively convert a portion of the Company’s variable-rate debt to a fixed rate. The swap agreements had a total U.S. dollar equivalent notional amount of $1,100.0 million and $650.0 million at September 30, 2017 and 2016, respectively. Interest payments made between the effective date and expiration date are hedged by the swap agreements, except as noted below.
The notional amount, effective date, expiration date and rate of each of these swap agreements outstanding at September 30, 2017 are shown in the table below:

Notional Amount (in millions)		Effective Date (a)	Expiration Date	Fixed Rate
$200		2/7/2014	11/7/2017	1.28%
300	(b)	11/21/2016	6/20/2018	0.83%
200	(b)	11/7/2016	8/7/2018	0.84%
150	(c)	2/7/2017	5/7/2019	2.12%
50	(c)	2/7/2017	5/7/2019	2.25%
200	(d)	12/20/2016	6/20/2019	2.12%

(a)	The effective date refers to the date on which interest payments were first hedged by the applicable swap agreement.

(b)	Notional amount adjusts in accordance with a specified seasonal schedule. This represents the maximum notional amount at any point in time.

(c)	Interest payments made during the three-month period of each year that begins with the month and day of the effective date are hedged by the swap agreement.

(d)	Interest payments made during the six-month period of each year that begins with the month and day of the effective date are hedged by the swap agreement.

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
The estimated fair values of the Company’s debt instruments are as follows:

	Year Ended September 30,
	2017		2016
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(In millions)
Revolving loans	$300.5	$300.5	$323.2	$323.2
Term loans	273.8	273.8	288.8	288.8
Senior Notes – 5.250%	250.0	264.4	—	—
Senior Notes – 6.000%	400.0	427.0	400.0	427.0
Receivables facility	80.0	80.0	138.6	138.6
Other	105.4	105.4	71.3	71.3
Weighted Average Interest Rate
The weighted average interest rates on the Company’s debt were 4.6% and 4.4% for fiscal 2017 and fiscal 2016, respectively.

THE SCOTTS MIRACLE-GRO COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 12.  EQUITY
Authorized and issued shares consisted of the following:

September 30,
	2017	2016
(In millions)
Preferred shares, no par value:
Authorized	0.2 shares	0.2 shares
Issued	0.0 shares	0.0 shares
Common shares, no par value, $.01 stated value per share:
Authorized	100.0 shares	100.0 shares
Issued	68.1 shares	68.1 shares
In fiscal 1995, The Scotts Company merged with Stern’s Miracle-Gro Products, Inc. (“Miracle-Gro”). At September 30, 2017, the former shareholders of Miracle-Gro, including the Hagedorn Partnership L.P., owned approximately 26% of Scotts Miracle-Gro’s outstanding Common Shares on a fully diluted basis and, thus, have the ability to significantly influence the election of directors and other actions requiring the approval of Scotts Miracle-Gro’s shareholders.
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
Share Repurchases
In August 2014, the Scotts Miracle-Gro Board of Directors authorized the repurchase of up to $500.0 million of Common Shares over a five-year period (effective November 1, 2014 through September 30, 2019). On August 3, 2016, Scotts Miracle-Gro announced that its Board of Directors authorized a $500.0 million increase to the share repurchase authorization ending on September 30, 2019. The amended authorization allows for repurchases of Common Shares of up to $1.0 billion through September 30, 2019. The authorization provides the Company with flexibility to purchase Common Shares from time to time in open market purchases or through privately negotiated transactions. All or part of the repurchases may be made under Rule 10b5-1 plans, which the Company may enter into from time to time and which enable the repurchases to occur on a more regular basis, or pursuant to accelerated share repurchases. The share repurchase authorization, which expires September 30, 2019, may be suspended or discontinued at any time, and there can be no guarantee as to the timing or amount of any repurchases. From the inception of this share repurchase program in the fourth quarter of fiscal 2014 through September 30, 2017, Scotts Miracle-Gro repurchased approximately 4.8 million Common Shares for $391.5 million.
Exercise of Outstanding Aerogrow Warrants
On November 29, 2016, the Company’s wholly-owned subsidiary SMG Growing Media, Inc. fully exercised its outstanding warrants to acquire additional shares of common stock of AeroGrow for an aggregate warrant exercise price of $47.8 million in exchange for the issuance of 21.6 million shares of common stock of AeroGrow, which increased the Company’s percentage ownership of AeroGrow’s outstanding shares of common stock (on a fully diluted basis) from 45% to 80%. The financial results of AeroGrow have been consolidated into the Company’s consolidated financial statements since the fourth quarter of fiscal 2014, when the Company obtained control of AeroGrow’s operations through increased involvement, influence and a working capital loan provided to AeroGrow. Following the exercise of the warrants, the Board of Directors of AeroGrow declared a $40.5 million distribution ($1.21 per share) payable on January 3, 2017 to shareholders of record on December 20, 2016. On January 3, 2017, AeroGrow paid a distribution of $8.1 million to its noncontrolling interest holders.

THE SCOTTS MIRACLE-GRO COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Share-Based Awards
Scotts Miracle-Gro grants share-based awards annually to officers and certain other employees of the Company and non-employee directors of Scotts Miracle-Gro. The share-based awards have consisted of stock options, restricted stock units, deferred stock units and performance-based awards. All of these share-based awards have been made under plans approved by the shareholders. Generally, employee share-based awards provide for three-year cliff vesting. Vesting for non-employee director awards is generally one year from the time of the award. Vesting of performance-based awards is dependent on service and achievement of specified performance targets. Share-based awards are forfeited if a holder terminates employment or service with the Company prior to the vesting date, except in cases where employees are eligible for accelerated vesting based on having satisfied retirement requirements relating to age and years of service. The Company estimates that 15% to 20% of its share-based awards will be forfeited based on an analysis of historical trends. This assumption is re-evaluated on an annual basis and adjusted as appropriate. Stock options have exercise prices equal to the market price of the underlying Common Shares on the date of grant with a term of 10 years. All of these share-based awards have been made under plans approved by the shareholders. If available, Scotts Miracle-Gro will typically use treasury shares, or if not available, newly-issued Common Shares, in satisfaction of its share-based awards.
On January 30, 2017, the Company issued 0.5 million upfront performance-based award units, covering a five-year performance period, with an estimated fair value of $43.3 million on the date of grant to certain senior executives as part of its Project Focus initiative. These awards provide for a five-year vesting period based on achievement of specific performance goals aligned with the strategic objectives of the Company’s Project Focus initiatives. Based on the extent to which the targets are achieved, vested shares may range from 50 to 250 percent of the target award amount. The performance goals include a combination of five year cumulative operating cash flow less capital expenditures; five year average annual non-GAAP diluted EPS growth; and dividend yield. The Company assesses the probability of achievement of performance goals each period and records expense for the awards based on the probable achievement of such metrics. Performance-based award units accrue cash dividend equivalents that are payable upon vesting of the awards.
Subsequent to September 30, 2017, the Company issued 0.2 million upfront performance-based award units, covering a four-year performance period, with an estimated fair value of $20.2 million on the date of grant to certain Hawthorne employees as part of its Project Focus initiative. These awards provide for a vesting period of approximately four years based on achievement of specific performance goals aligned with the strategic objectives of the Company’s Project Focus initiatives. Based on the extent to which the targets are achieved, vested shares may range from 50 to 250 percent of the target award amount. The performance goal is based on cumulative Hawthorne non-GAAP adjusted earnings. Performance-based award units accrue cash dividend equivalents that are payable upon vesting of the awards.
A maximum of 7.3 million Common Shares are available for issuance under share-based award plans. At September 30, 2017, approximately 3.9 million Common Shares were not subject to outstanding awards and were available to underlie the grant of new share-based awards. Common Shares held in treasury totaling 0.5 million and 0.6 million were reissued in support of share-based compensation awards and employee purchases under the employee stock purchase plan during fiscal 2017 and fiscal 2016, respectively.

THE SCOTTS MIRACLE-GRO COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following is a summary of the share-based awards granted during each of the periods indicated:

	Year Ended September 30,
	2017	2016	2015
Employees
Options	—	444,890	440,690
Restricted stock units	109,708	74,467	78,463
Performance units	487,809	56,315	78,352
Board of Directors
Deferred stock units	24,291	28,621	29,913
Total share-based awards	621,808	604,293	627,418

Aggregate fair value at grant dates (in millions)	$57.8	$16.4	$17.0
Total share-based compensation was as follows for each of the periods indicated:

	Year Ended September 30,
	2017	2016	2015
	(In millions)
Share-based compensation	$25.2	$15.6	$13.2
Tax benefit recognized	9.8	6.0	5.1
As of September 30, 2017, total unrecognized compensation cost related to non-vested share-based awards amounted to $41.5 million. This cost is expected to be recognized over a weighted-average period of 3.1 years. The tax benefit realized from the tax deductions associated with the exercise of share-based awards and the vesting of restricted stock totaled $20.5 million for fiscal 2017.
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
Stock Options
Aggregate stock option activity for fiscal 2017 was as follows:

	No. of Options	Wtd. Avg. Exercise Price
Awards outstanding at September 30, 2016	1,801,041	$51.38
Granted	—	—
Exercised	(268,943)	40.81
Forfeited	(14,788)	64.31
Awards outstanding at September 30, 2017	1,517,310	53.05
Exercisable	713,399	38.20

THE SCOTTS MIRACLE-GRO COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

At September 30, 2017, the Company expects 0.8 million of the remaining unexercisable stock options (after forfeitures), with a weighted-average exercise price of $66.17, intrinsic value of $24.3 million and average remaining term of 7.8 years, to vest in the future. The following summarizes certain information pertaining to stock option awards outstanding and exercisable at September 30, 2017 (options in millions):

	Awards Outstanding			Awards Exercisable
Range of Exercise Price	No. of Options	Wtd. Avg. Remaining Life	Wtd. Avg. Exercise Price	No. of Options	Wtd. Avg. Remaining Life	Wtd. Avg. Exercise Price
$20.59 – $20.59	0.2	1.01	$20.59	0.2	1.01	$20.59
$38.81 – $49.19	0.5	3.45	45.17	0.5	3.45	45.17
$63.43 – $68.68	0.8	7.86	66.24	—	0	—
	1.5	5.47	$53.05	0.7	2.77	$38.20

The intrinsic values of the stock option awards outstanding and exercisable at September 30, 2017 were as follows (in millions):

2017
Outstanding	$67.2
Exercisable	42.2
The grant date fair value of stock option awards is estimated using a binomial model and the assumptions in the following table. Expected market price volatility is based on implied volatilities from traded options on Common Shares and historical volatility specific to the Common Shares. Historical data, including demographic factors impacting historical exercise behavior, is used to estimate stock option exercises and employee terminations within the valuation model. The risk-free rate for periods within the contractual life (normally ten years) of the stock option is based on the U.S. Treasury yield curve in effect at the time of grant. The expected life of stock options is based on historical experience and expectations for grants outstanding. No stock options were granted in fiscal 2017. The weighted average assumptions for awards granted in fiscal 2016 and 2015 are as follows:

	2016	2015
Expected market price volatility	25.5%	26.6%
Risk-free interest rates	1.5%	1.3%
Expected dividend yield	2.7%	2.8%
Expected life of stock options in years	6.0	6.0
Estimated weighted-average fair value per stock option	$12.33	$11.51
The total intrinsic value of stock options exercised was $14.5 million, $13.6 million and $16.3 million during fiscal 2017, fiscal 2016 and fiscal 2015, respectively. Cash received from the exercise of stock options for fiscal 2017, fiscal 2016 and fiscal 2015 was $11.0 million, $14.7 million and $24.3 million, respectively.

THE SCOTTS MIRACLE-GRO COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Restricted share-based awards
Restricted share-based award activity (including restricted stock units and deferred stock units) was as follows:

	No. of Shares	Wtd. Avg. Grant Date Fair Value per Share
Awards outstanding at September 30, 2014	433,892	$52.55
Granted	108,376	63.85
Vested	(135,562)	47.33
Forfeited	(25,197)	58.44
Awards outstanding at September 30, 2015	381,509	57.22
Granted	103,088	69.00
Vested	(161,440)	47.21
Forfeited	(17,494)	60.18
Awards outstanding at September 30, 2016	305,663	66.31
Granted	133,999	92.70
Vested	(144,029)	60.66
Forfeited	(4,114)	72.40
Awards outstanding at September 30, 2017	291,519	81.15

The total fair value of restricted stock units and deferred stock units vested was $8.7 million, $7.6 million and $6.2 million during fiscal 2017, fiscal 2016 and fiscal 2015, respectively.
Performance-based awards
Performance-based award activity was as follows (based on target award amounts):

	No. of Units	Wtd. Avg. Grant Date Fair Value per Unit
Awards outstanding at September 30, 2014	311,249	$51.21
Granted	78,352	63.36
Vested	(49,467)	47.66
Forfeited	(910)	47.66
Awards outstanding at September 30, 2015	339,224	54.86
Granted	56,315	68.68
Vested	(128,941)	45.06
Forfeited	—	—
Awards outstanding at September 30, 2016	266,598	62.52
Granted	487,809	92.95
Vested	(147,696)	59.82
Forfeited	(9,778)	65.39
Awards outstanding at September 30, 2017	596,933	88.01

NOTE 13.  EARNINGS PER COMMON SHARE
Basic income per Common Share is computed by dividing income attributable to controlling interest from continuing operations, income (loss) from discontinued operations or net income attributable to controlling interest by the weighted average number of Common Shares outstanding. Diluted income per Common Share is computed by dividing income attributable to controlling interest from continuing operations, income (loss) from discontinued operations or net income attributable to controlling interest by the weighted average number of Common Shares outstanding plus all potentially dilutive securities outstanding each period. Stock options with exercise prices greater than the average market price of the underlying Common Shares are excluded from the computation of diluted income per Common Share because they are out-of-the-money and the effect of their inclusion would be anti-dilutive. There were no Common Shares covered by out-of-the-money options for the year ended September 30,

THE SCOTTS MIRACLE-GRO COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

2017, and 0.2 million and 0.3 million for the years ended September 30, 2016 and 2015, respectively. The following table presents information necessary to calculate basic and diluted income per Common Share.

	Year Ended September 30,
	2017	2016	2015
	(In millions, except per share data)
Income from continuing operations	$198.3	$246.1	$128.7
Net (income) loss attributable to noncontrolling interest	(0.5)	0.5	1.1
Income attributable to controlling interest from continuing operations	197.8	246.6	129.8
Income from discontinued operations	20.5	68.7	30.0
Net income attributable to controlling interest	$218.3	$315.3	$159.8
BASIC INCOME PER COMMON SHARE:
Weighted-average Common Shares outstanding during the period	59.4	61.1	61.1
Income from continuing operations	$3.33	$4.04	$2.12
Income from discontinued operations	0.35	1.12	0.50
Net income	$3.68	$5.16	$2.62
DILUTED INCOME PER COMMON SHARE:
Weighted-average Common Shares outstanding during the period	59.4	61.1	61.1
Dilutive potential Common Shares	0.8	0.9	1.1
Weighted-average number of Common Shares outstanding and dilutive potential Common Shares	60.2	62.0	62.2
Income from continuing operations	$3.29	$3.98	$2.09
Income from discontinued operations	0.34	1.11	0.48
Net income	$3.63	$5.09	$2.57

NOTE 14.  INCOME TAXES
The provision (benefit) for income taxes allocated to continuing operations consisted of the following:

	Year Ended September 30,
	2017	2016	2015
	(In millions)
Current:
Federal	$104.5	$89.7	$66.9
State	12.4	11.8	8.1
Foreign	8.1	4.3	1.7
Total Current	125.0	105.8	76.7
Deferred:
Federal	(7.4)	30.7	(1.3)
State	(0.5)	2.5	1.2
Foreign	(0.5)	(1.4)	(0.3)
Total Deferred	(8.4)	31.8	(0.4)
Provision for income taxes	$116.6	$137.6	$76.3

THE SCOTTS MIRACLE-GRO COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The domestic and foreign components of income from continuing operations before income taxes were as follows:

	Year Ended September 30,
	2017	2016	2015
	(In millions)
Domestic	$296.0	$357.0	$173.5
Foreign	18.9	26.7	31.5
Income from continuing operations before income taxes	$314.9	$383.7	$205.0

A reconciliation of the federal corporate income tax rate and the effective tax rate on income from continuing operations before income taxes is summarized below:

	Year Ended September 30,
	2017	2016	2015
Statutory income tax rate	35.0%	35.0%	35.0%
Effect of foreign operations	3.1	0.3	0.9
State taxes, net of federal benefit	2.9	2.9	3.4
Domestic Production Activities Deduction permanent difference	(3.1)	(2.5)	(3.1)
Effect of other permanent differences	0.4	0.4	0.1
Research and Experimentation and other federal tax credits	(0.4)	(0.3)	(0.3)
Resolution of prior tax contingencies	0.9	(0.1)	0.4
Other	(1.8)	0.2	0.8
Effective income tax rate	37.0%	35.9%	37.2%

THE SCOTTS MIRACLE-GRO COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Deferred income taxes arise from temporary differences between financial reporting and tax reporting bases of assets and liabilities, and operating loss and tax credit carryforwards for tax purposes. The components of the deferred income tax assets and liabilities were as follows:

	September 30,
	2017	2016
	(In millions)
DEFERRED TAX ASSETS
Inventories	$8.0	$9.2
Accrued liabilities	58.9	41.8
Postretirement benefits	19.9	28.2
Accounts receivable	5.3	5.9
Federal NOL carryovers	20.3	—
State NOL carryovers	1.3	0.4
Foreign NOL carryovers	3.7	4.6
Foreign tax credit carryovers	7.6	7.4
Interest rate swaps	—	2.4
Other	(1.6)	(0.5)
Gross deferred tax assets	123.4	99.4
Valuation allowance	(29.7)	(4.1)
Total deferred tax assets	93.7	95.3
DEFERRED TAX LIABILITIES
Property, plant and equipment	(68.5)	(65.5)
Intangible assets	(127.5)	(100.9)
Outside basis difference in equity investments	(47.5)	(83.5)
Other	(7.7)	(17.4)
Total deferred tax liabilities	(251.2)	(267.3)
Net deferred tax liability	$(157.5)	$(172.0)

During fiscal 2017, the Company adopted accounting guidance that requires all deferred tax assets and liabilities to be classified as noncurrent on the balance sheet. The Company adopted this guidance on a retrospective basis effective September 30, 2017. As a result, deferred tax assets totaling $43.7 million have been presented as noncurrent and are included in other liabilities on the Consolidated Balance Sheets as of September 30, 2016. These amounts were previously reported within prepaid and other current assets.

GAAP requires that a valuation allowance be recorded against a deferred tax asset if it is more likely than not that the tax benefit associated with the asset will not be realized in the future. As shown in the table above, valuation allowances were recorded against $29.7 million and $4.1 million of deferred tax assets as of September 30, 2017 and 2016, respectively. Most of these valuation allowances relate to certain credits and net operating losses, as explained further below.
Foreign net operating losses of certain controlled foreign corporations were $14.4 million as of September 30, 2017, the majority of which have indefinite carryforward periods. Due to a history of losses in many of these entities, a full valuation allowance has also been placed against the statutory tax benefit associated with all but $2.0 million of these losses at September 30, 2017.
Foreign tax credits were $7.6 million and $7.4 million at September 30, 2017 and 2016, respectively. A valuation allowance in the amount of $7.6 million has been established against those foreign tax credits the Company does not expect to utilize prior to their expiration.
The Company, through increased ownership of AeroGrow International, Inc. during fiscal 2017, may potentially utilize up to $63.2 million in federal net operating losses (NOLs) of AeroGrow International, Inc., subject to limitations under IRC §382 from current and prior ownership changes. The Company determined that $50.0 million of these NOLs will expire unutilized due to the closing of statutes of limitation and a valuation allowance has been established on these NOLs, accordingly. The Company

THE SCOTTS MIRACLE-GRO COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

estimates that $11.4 million of the remaining $13.2 million of NOLs will be utilized as of the tax year ending September 30, 2018 with the remainder utilized gradually through the tax year ending September 30, 2032.
Deferred tax assets related to state net operating losses were $2.8 million as of September 30, 2017, with carryforward periods ranging from 5 to 20 years. Any losses not utilized within a specific state’s carryforward period will expire. A valuation allowance was recorded against $1.2 million of deferred tax assets as of September 30, 2017 for state net operating losses that the company does not expect to realize within their respective carryover periods. Tax benefits associated with state tax credits will expire if not utilized and amounted to $1.0 million and $0.7 million at September 30, 2017 and 2016, respectively. A valuation allowance in the amount of $0.2 million has been established related to state credits the Company does not expect to utilize.
Deferred taxes have not been provided on unremitted earnings of $119.0 million for certain foreign subsidiaries and foreign corporate joint ventures as such earnings have been indefinitely reinvested. These foreign entities held cash and cash equivalents of $39.3 million and $39.9 million at September 30, 2017 and 2016, respectively. Our current plans do not demonstrate a need to, nor do we project we will, repatriate the retained earnings from these subsidiaries as the earnings are indefinitely reinvested. In the future, if we determine it is necessary to repatriate these funds, or we sell or liquidate any of these subsidiaries, we may be required to pay associated taxes on the repatriation. We may also be required to withhold foreign taxes depending on the foreign jurisdiction from which the funds are repatriated. The effective rate of tax on such repatriations may materially differ from the federal statutory tax rate and could have a material impact on tax expense in the year of repatriation. As such, the Company cannot reasonably estimate the amount of such a tax event.
The Company had $10.2 million, $5.1 million and $9.2 million of gross unrecognized tax benefits related to uncertain tax positions at September 30, 2017, 2016 and 2015, respectively. Included in the September 30, 2017, 2016 and 2015 balances were $8.5 million, $3.5 million and $6.6 million, respectively, of unrecognized tax benefits that, if recognized, would have an impact on the effective tax rate.
A reconciliation of the unrecognized tax benefits is as follows:

	Year Ended September 30,
	2017	2016	2015
	(In millions)
Balance at beginning of year	$5.1	$9.2	$11.2
Additions for tax positions of the current year	1.4	0.3	0.2
Additions for tax positions of prior years	3.9	1.9	4.1
Reductions for tax positions of prior years	(0.2)	(2.6)	(3.2)
Settlements with tax authorities	0.9	(2.7)	(2.7)
Expiration of statutes of limitation	(0.9)	(1.0)	(0.4)
Balance at end of year	$10.2	$5.1	$9.2

The Company continues to recognize accrued interest and penalties related to unrecognized tax benefits as a component of the provision for income taxes. As of September 30, 2017, 2016 and 2015, respectively, the Company had $1.1 million, $1.1 million and $1.8 million accrued for the payment of interest that, if recognized, would impact the effective tax rate. As of September 30, 2017, 2016 and 2015, respectively, the Company had $0.4 million, $0.5 million and $0.7 million accrued for the payment of penalties that, if recognized, would impact the effective tax rate. For the fiscal year ended September 30, 2017, the Company recognized a benefit of $1.7 million for tax interest and tax penalties in its Consolidated Statement of Operations.
The Scotts Miracle-Gro Company or one of its subsidiaries files income tax returns in the U.S. federal jurisdiction and various state, local and foreign jurisdictions. Subject to the following exceptions, the Company is no longer subject to examination by these tax authorities for fiscal years prior to 2014. The Company is currently under examination by the Internal Revenue Service and certain foreign and U.S. state and local tax authorities. The U.S. federal examination is limited to fiscal years 2011 2012, and 2013. With respect to the foreign jurisdictions, a German audit covering fiscal years 2009 through 2012 closed in the third quarter of fiscal 2017 with no material impact to the financial statements. In regard to the multiple U.S. state and local audits, the tax periods under examination are limited to fiscal years 2011 through 2015. In addition to the aforementioned audits, certain other tax deficiency notices and refund claims for previous years remain unresolved.
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
Exchange Rate Risk Management
The Company uses currency forward contracts to manage the exchange rate risk associated with intercompany loans with foreign subsidiaries that are denominated in local currencies. At September 30, 2017, the notional amount of outstanding currency forward contracts was $268.3 million, with a fair value of $1.8 million. At September 30, 2016, the notional amount of outstanding currency forward contracts was $165.8 million, with a fair value of $0.4 million. The fair value of currency forward contracts is determined using forward rates in commonly quoted intervals for the full term of the contracts. The outstanding contracts will mature over the next fiscal quarter.
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
The Company has outstanding interest rate swap agreements with major financial institutions that effectively convert a portion of the Company’s variable-rate debt to a fixed rate. The swap agreements had a total U.S. dollar equivalent notional amount of $1,100.0 million and $650.0 million at September 30, 2017 and 2016, respectively. Refer to “NOTE 11. DEBT” for the terms of the swap agreements outstanding at September 30, 2017. Included in the AOCI balance at September 30, 2017 was a gain of $0.2 million related to interest rate swap agreements that is expected to be reclassified to earnings during the next twelve months, consistent with the timing of the underlying hedged transactions.
Commodity Price Risk Management
The Company enters into hedging arrangements designed to fix the price of a portion of its projected future urea requirements. The contracts are designated as hedges of the Company’s exposure to future cash flow fluctuations associated with the cost of urea. The objective of the hedges is to mitigate the earnings and cash flow volatility attributable to the risk of changing prices. Since the contracts have been designated as hedging instruments, unrealized gains or losses resulting from adjusting these contracts to fair value are recorded as elements of AOCI within the Consolidated Balance Sheets. Realized gains or losses remain as a component of AOCI until the related inventory is sold. Upon sale of the underlying inventory, the gain or loss is reclassified to cost of sales. Included in the AOCI balance at September 30, 2017 was a gain of $1.6 million related to urea derivatives that is expected to be reclassified to earnings during the next twelve months, consistent with the timing of the underlying hedged transactions.
The Company also uses derivatives to partially mitigate the effect of fluctuating diesel costs on operating results. These financial instruments are carried at fair value within the Consolidated Balance Sheets. Changes in the fair value of derivative contracts that qualify for hedge accounting are recorded in AOCI except for any ineffective portion of the change in fair value, which is immediately recorded in earnings. The effective portion of the change in fair value remains as a component of AOCI until the related fuel is consumed, at which time the accumulated gain or loss on the derivative contract is reclassified to cost of sales. Changes in the fair value of derivatives that do not qualify for hedge accounting are recorded as an element of cost of sales. At September 30, 2017, there were no amounts included within AOCI.

THE SCOTTS MIRACLE-GRO COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Company had the following outstanding commodity contracts that were entered into to hedge forecasted purchases:

September 30,
	2017	2016
Commodity
Urea	76,500 tons	40,500 tons
Diesel	5,586,000 gallons	6,384,000 gallons
Heating Oil	1,386,000 gallons	1,722,000 gallons

Fair Values of Derivative Instruments
The fair values of the Company’s derivative instruments were as follows:

		Assets / (Liabilities)
		2017	2016
Derivatives Designated As Hedging Instruments	Balance Sheet Location	Fair Value
		(In millions)
Interest rate swap agreements	Prepaid and other current assets	$1.3	$—
	Other current liabilities	(0.8)	(3.3)
	Other liabilities	(0.4)	(3.1)
Commodity hedging instruments	Prepaid and other assets	3.2	—
	Other current liabilities	—	(0.3)
Total derivatives designated as hedging instruments		$3.3	$(6.7)

Derivatives Not Designated As Hedging Instruments	Balance Sheet Location
Currency forward contracts	Prepaid and other current assets	$2.0	$1.2
	Other current liabilities	(0.2)	(0.8)
Commodity hedging instruments	Prepaid and other current assets	0.6	—
	Other current liabilities	—	(0.1)
Total derivatives not designated as hedging instruments		2.4	0.3
Total derivatives		$5.7	$(6.4)
The effect of derivative instruments on AOCI and the Consolidated Statements of Operations for the years ended September 30 was as follows:

	Amount Of Gain / (Loss) Recognized In AOCI
Derivatives In Cash Flow Hedging Relationships	2017	2016
	(In millions)
Interest rate swap agreements	$2.2	$(0.9)
Commodity hedging instruments	2.7	(0.6)
Total	$4.9	$(1.5)

	Reclassified From AOCI Into	Amount Of Gain / (Loss)
Derivatives In Cash Flow Hedging Relationships	Statement Of Operations	2017	2016
		(In millions)
Interest rate swap agreements	Interest expense	$(1.7)	$(5.0)
Commodity hedging instruments	Cost of sales	(0.1)	(0.8)
Total		$(1.8)	$(5.8)

THE SCOTTS MIRACLE-GRO COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Recognized In	Amount Of Gain / (Loss)
Derivatives Not Designated As Hedging Instruments	Statement of Operations	2017	2016
		(In millions)
Currency forward contracts	Other income, net	$0.1	$(8.0)
Commodity hedging instruments	Cost of sales	0.7	(2.8)
Total		$0.8	$(10.8)

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
Long-Term Debt
Long-term debt consists of a loan provided to the noncontrolling ownership group of Gavita. The Company recorded a charge of $13.4 million during the fourth quarter of fiscal 2017 to write-up the fair value of the loan to the agreed upon buyout value in the “Other non-operating expense” line in the Consolidated Statements of Operations. The estimate requires subjective assumptions to be made, including those related to future business results and discount rates. The fair value measurement is based on significant inputs unobservable in the market and thus represents a Level 3 measurement.

THE SCOTTS MIRACLE-GRO COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table presents the Company’s financial assets and liabilities measured at fair value on a recurring basis at September 30, 2017:

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Unobservable Inputs (Level 3)	Total
	(In millions)
Assets
Cash equivalents	$26.2	$—	$—	$26.2
Derivatives
Interest rate swap agreements	—	1.3	—	1.3
Currency forward contracts	—	2.0	—	2.0
Commodity hedging instruments	—	3.8	—	3.8
Other	15.7	—	11.8	27.5
Total	$41.9	$7.1	$11.8	$60.8
Liabilities
Derivatives
Interest rate swap agreements	$—	$(1.2)	$—	$(1.2)
Currency forward contracts	—	(0.2)	—	(0.2)
Long-term debt	—	—	(55.6)	(55.6)
Total	$—	$(1.4)	$(55.6)	$(57.0)
The following table presents the Company’s financial assets and liabilities measured at fair value on a recurring basis at September 30, 2016:

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Unobservable Inputs (Level 3)	Total
	(In millions)
Assets
Cash equivalents	$11.5	$—	$—	$11.5
Derivatives
Currency forward contracts	—	1.2	—	1.2
Other	11.8	—	10.9	22.7
Total	$23.3	$1.2	$10.9	$35.4
Liabilities
Derivatives
Interest rate swap agreements	$—	$(6.4)	$—	$(6.4)
Currency forward contracts	—	(0.8)	—	(0.8)
Commodity hedging instruments	—	(0.4)	—	(0.4)
Long-term debt	—	—	(38.3)	(38.3)
Total	$—	$(7.6)	$(38.3)	$(45.9)

THE SCOTTS MIRACLE-GRO COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 17.  OPERATING LEASES
The Company leases certain property and equipment from third parties under various non-cancelable operating lease agreements. Certain lease agreements contain renewal and purchase options. The lease agreements generally require that the Company pay taxes, insurance and maintenance expenses related to the leased assets. Future minimum lease payments for non-cancelable operating leases at September 30, 2017, were as follows (in millions):

2018	$40.3
2019	35.7
2020	28.7
2021	21.2
2022	11.8
Thereafter	9.8
Total future minimum lease payments	$147.5

The Company also leases certain vehicles (primarily cars and light trucks) under agreements that are cancelable after the first year, but typically continue on a month-to-month basis until canceled by the Company. The vehicle leases and certain other non-cancelable operating leases contain residual value guarantees that create a contingent obligation on the part of the Company to compensate the lessor if the leased asset cannot be sold for an amount in excess of a specified minimum value at the conclusion of the lease term. If all such vehicle leases had been canceled as of September 30, 2017, the Company’s residual value guarantee would have approximated $3.6 million.
Other residual value guarantee amounts that apply at the conclusion of non-cancelable lease terms are as follows:

	Amount of Guarantee	Lease Termination Date
	(In millions)
Corporate aircraft	$27.0	2019

Rent expense for fiscal 2017, fiscal 2016 and fiscal 2015 totaled $53.6 million, $51.3 million and $48.3 million, respectively.

NOTE 18.  COMMITMENTS
The Company has the following unconditional purchase obligations due during each of the next five fiscal years that have not been recognized in the Consolidated Balance Sheet at September 30, 2017 (in millions):

2018	$157.2
2019	83.0
2020	31.9
2021	20.7
2022	12.3
Thereafter	2.1
$307.2

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
Regulatory Matters
At September 30, 2017, $4.8 million was accrued in the “Other liabilities” line in the Consolidated Balance Sheet for environmental actions, the majority of which are for site remediation. The amounts accrued are believed to be adequate to cover such known environmental exposures based on current facts and estimates of likely outcomes. Although it is reasonably possible that the costs to resolve such known environmental exposures will exceed the amounts accrued, any variation from accrued amounts is not expected to be material.
Other
The Company has been named as a defendant in a number of cases alleging injuries that the lawsuits claim resulted from exposure to asbestos-containing products, apparently based on the Company’s historic use of vermiculite in certain of its products. In many of these cases, the complaints are not specific about the plaintiffs’ contacts with the Company or its products. The cases vary, but complaints in these cases generally seek unspecified monetary damages (actual, compensatory, consequential and punitive) from multiple defendants. The Company believes that the claims against it are without merit and is vigorously defending against them. It is not currently possible to reasonably estimate a probable loss, if any, associated with these cases and, accordingly, no accruals have been recorded in the Company’s consolidated financial statements. The Company is reviewing agreements and policies that may provide insurance coverage or indemnity as to these claims and is pursuing coverage under some of these agreements and policies, although there can be no assurance of the results of these efforts. There can be no assurance that these cases, whether as a result of adverse outcomes or as a result of significant defense costs, will not have a material effect on the Company’s financial condition, results of operations or cash flows.
In connection with the sale of wild bird food products that were the subject of a voluntary recall in 2008, the Company, along with its Chief Executive Officer, have been named as defendants in four actions filed on and after June 27, 2012, which have been consolidated, and, on March 31, 2017, certified as a class action in the United States District Court for the Southern District of California as In re Morning Song Bird Food Litigation, Lead Case No. 3:12-cv-01592-JAH-AGS. The plaintiffs allege various statutory and common law claims associated with the Company’s sale of wild bird food products and a plea agreement entered into in previously pending government proceedings associated with such sales. The plaintiffs allege, among other things, a class action on behalf of all persons and entities in the United States who purchased certain bird food products. The plaintiffs assert: (i) hundreds of millions of dollars in monetary damages (actual, compensatory, consequential, and restitution); (ii) punitive and treble damages; (iii) injunctive and declaratory relief; (iv) pre-judgment and post-judgment interest; and (v) costs and attorneys’ fees. The Company and its Chief Executive Officer dispute the plaintiffs’ assertions and intend to vigorously defend the consolidated action. At this point in the proceedings, it is not currently possible to reasonably estimate a probable loss, if any, associated with the action and, accordingly, no accruals have been recorded in the consolidated financial statements with respect to the action. There can be no assurance that this action, whether as a result of an adverse outcome or as a result of significant defense costs, will not have a material adverse effect on the Company’s financial condition, results of operations or cash flows.
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

THE SCOTTS MIRACLE-GRO COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Trade accounts receivable are exposed to a concentration of credit risk with customers principally located in the United States. The Company’s customers include home centers, mass merchandisers, warehouse clubs, large hardware chains, independent hardware stores, nurseries, garden centers, food and drug stores, indoor gardening and hydroponic product distributors and retailers. Concentrations of net sales and accounts receivable in the United States as a percentage of consolidated net sales and accounts receivable at September 30 were as follows:

	Percentage of Net Sales			Percentage of Net Accounts Receivable at September 30,
	2017	2016	2015	2017	2016
Concentration in United States	90%	92%	93%	83%	91%

The remainder of the Company’s net sales and accounts receivable at September 30, 2017, 2016 and 2015 were generated from customers located outside of the United States, primarily retailers, distributors and nurseries in Europe and Canada. No concentrations of these customers or individual customers within this group accounted for more than 10% of the Company’s net sales or accounts receivable for any period presented above.
The Company’s three largest customers are the only customers that individually represent more than 10% of reported consolidated net sales and accounts receivable for each of the last three fiscal years. These three customers accounted for the following percentages of net sales for the fiscal years ended September 30:

	Percentage of Net Sales
	2017	2016	2015
Home Depot	35%	38%	38%
Lowe’s	17%	19%	19%
Walmart	9%	12%	14%

Accounts receivable for these three largest customers as a percentage of consolidated accounts receivable were 60% and 69% for September 30, 2017 and 2016, respectively.

NOTE 21.  OTHER INCOME, NET
Other (income) expense consisted of the following:

	Year Ended September 30,
	2017	2016	2015
	(In millions)
Royalty income, net	$(4.8)	$(5.9)	$(1.2)
Interest on loans receivable	(10.0)	(3.9)	—
Foreign currency losses	0.8	0.3	1.3
Other	(2.6)	(4.3)	(2.3)
Total	$(16.6)	$(13.8)	$(2.2)

NOTE 22.  SEGMENT INFORMATION
The Company divides its business into three reportable segments: U.S. Consumer, Hawthorne and Other. U.S. Consumer consists of the Company’s consumer lawn and garden business located in the geographic United States. Hawthorne consists of the Company’s indoor, urban and hydroponic gardening business. Other consists of the Company’s consumer lawn and garden business in geographies other than the U.S. and the Company’s product sales to commercial nurseries, greenhouses and other professional customers. Corporate consists of general and administrative expenses and certain other income/expense items not allocated to the business segments. This identification of reportable segments is consistent with how the segments report to and are managed by the chief operating decision maker of the Company. These segments differ from those used in prior periods due to the change in the Company’s internal organization structure resulting from the Company’s divestiture of the International Business, which closed on August 31, 2017. As a result, effective in its fourth quarter of fiscal 2017, the Company classified its results of operations for all periods presented to reflect the International Business as a discontinued operation and classified the assets and liabilities of the International Business as held for sale. The prior period amounts have been reclassified to conform with the new segments.

THE SCOTTS MIRACLE-GRO COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

This change in organization structure resulted in a change in the Company’s operating segments and reporting units. The Company allocated goodwill to the new reporting units using a relative fair value approach, resulting in $17.3 million of goodwill reallocated from the Hawthorne segment to the U.S. Consumer segment during fiscal 2017. In addition, the Company completed an assessment of any potential goodwill impairment immediately prior to the allocation and determined that no impairment existed.
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
The following tables present summarized financial information concerning the Company’s reportable segments for the periods indicated:

	Year Ended September 30,
	2017	2016	2015
	(In millions)
Net sales:
U.S. Consumer	$2,160.5	$2,204.4	$2,144.8
Hawthorne	287.2	121.2	48.0
Other	194.4	180.6	178.3
Consolidated	$2,642.1	$2,506.2	$2,371.1
Segment Profit (Loss):
U.S. Consumer	$521.5	$493.7	$436.1
Hawthorne	35.5	11.8	0.1
Other	13.4	10.4	10.8
Total Segment Profit	570.4	515.9	447.0
Corporate	(109.6)	(98.9)	(102.5)
Intangible asset amortization	(22.5)	(14.9)	(10.5)
Impairment, restructuring and other	(4.9)	33.8	(80.2)
Equity in income (loss) of unconsolidated affiliates (a)	(29.0)	19.5	—
Costs related to refinancing	—	(8.8)	—
Interest expense	(76.1)	(62.9)	(48.8)
Other non-operating expense	(13.4)	—	—
Income from continuing operations before income taxes	$314.9	$383.7	$205.0
Depreciation and amortization:
U.S. Consumer	$47.9	$48.1	$45.8
Hawthorne	18.4	9.2	3.6
Other	7.5	5.0	4.1
	$73.8	$62.3	$53.5
Capital expenditures:
U.S. Consumer	$53.4	$46.3	$52.5
Hawthorne	7.1	1.2	—
Other	5.0	6.3	2.4
	$65.5	$53.8	$54.9

(a)
Included within equity in income (loss) of unconsolidated affiliates for fiscal 2017 are charges of $25.2 million, which represent the Company’s share of restructuring and other charges incurred by the TruGreen Joint Venture, including a charge of $7.2 million related to costs associated with TruGreen’s August 2017 refinancing. For fiscal 2016, the Company’s share of restructuring and other charges incurred by the TruGreen Joint Venture of $11.7 million were included within impairment, restructuring and other above.

THE SCOTTS MIRACLE-GRO COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	September 30,
	2017	2016
	(In millions)
Total assets:
U.S. Consumer	$1,650.3	$1,672.8
Hawthorne	648.0	393.7
Other	150.7	140.6
Corporate	298.0	292.5
Assets held for sale	—	256.2
Consolidated	$2,747.0	$2,755.8

The following table presents net sales by product category:

	Year Ended September 30,
	2017	2016	2015
Net sales:
Lawn care	30%	31%	33%
Growing media	34	38	39
Controls	13	13	14
Indoor, urban and hydroponic gardening	11	5	2
Roundup® Marketing Agreement	5	5	5
Other, primarily gardening and landscape	7	8	7
Segment total product sales	100%	100%	100%

The following table presents net sales by geographic area:

	Year Ended September 30,
	2017	2016	2015
	(In millions)
Net sales:
United States	$2,385.1	$2,314.8	$2,209.4
International	257.0	191.4	161.7
	$2,642.1	$2,506.2	$2,371.1

The following table presents long-lived assets (property, plant and equipment and finite-lived intangibles) by geographic area:

	September 30,
	2017	2016
	(In millions)
Long-lived assets:
United States	$586.2	$527.5
International	194.8	171.8
	$781.0	$699.3

THE SCOTTS MIRACLE-GRO COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 23.  QUARTERLY CONSOLIDATED FINANCIAL INFORMATION (UNAUDITED)
The following is a summary of the unaudited quarterly results of operations:

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Full Year
	(In millions, except per share data)
FISCAL 2017
Net sales	$207.4	$1,084.6	$973.4	$376.7	$2,642.1
Gross profit	36.8	464.3	383.4	88.1	972.6
Income (loss) from continuing operations	(58.1)	154.1	144.6	(42.3)	198.3
Income (loss) from discontinued operations, net of tax	(6.8)	11.1	7.3	8.9	20.5
Net income (loss)	(64.9)	165.2	151.9	(33.4)	218.8
Net income (loss) attributable to controlling interest	(65.3)	165.1	151.9	(33.4)	218.3
Basic income (loss) per Common Share:
Income (loss) from continuing operations	$(0.97)	$2.58	$2.44	$(0.72)	$3.33
Income (loss) from discontinued operations, net of tax	(0.12)	0.18	0.13	0.15	0.35
Basic net income (loss) per Common Share	$(1.09)	$2.76	$2.57	$(0.57)	$3.68
Common Shares used in basic EPS calculation	60.1	59.8	59.2	58.4	59.4
Diluted income (loss) per Common Share:
Income (loss) from continuing operations	$(0.97)	$2.55	$2.41	$(0.72)	$3.29
Income (loss) from discontinued operations, net of tax	(0.12)	0.18	0.12	0.15	0.34
Diluted net income (loss) per Common Share	$(1.09)	$2.73	$2.53	$(0.57)	$3.63
Common Shares and dilutive potential Common Shares used in diluted EPS calculation	60.1	60.6	60.0	58.4	60.2
FISCAL 2016
Net sales	$153.0	$1,117.2	$887.1	$348.7	$2,506.2
Gross profit	7.9	476.1	324.0	92.2	900.3
Income (loss) from continuing operations	(73.4)	213.2	117.7	(11.3)	246.1
Income (loss) from discontinued operations, net of tax	(7.4)	(3.4)	95.0	(15.6)	68.7
Net income (loss)	(80.8)	209.8	212.7	(26.9)	314.8
Net income (loss) attributable to controlling interest	(81.3)	210.1	213.1	(26.6)	315.3
Basic income (loss) per Common Share:
Income (loss) from continuing operations	$(1.20)	$3.48	$1.93	$(0.18)	$4.04
Income (loss) from discontinued operations	(0.12)	(0.06)	1.56	(0.26)	1.12
Basic net income (loss) per Common Share	$(1.32)	$3.42	$3.49	$(0.44)	$5.16
Common Shares used in basic EPS calculation	61.5	61.4	61.1	60.6	61.1
Diluted income (loss) per Common Share:
Income (loss) from continuing operations	$(1.20)	$3.43	$1.91	$(0.18)	$3.98
Income (loss) from discontinued operations	(0.12)	(0.05)	1.53	(0.26)	1.11
Diluted net income (loss) per Common Share	$(1.32)	$3.38	$3.44	$(0.44)	$5.09
Common Shares and dilutive potential Common Shares used in diluted EPS calculation	61.5	62.2	61.9	60.6	62.0
The sum of the quarters may not equal full year due to rounding.

THE SCOTTS MIRACLE-GRO COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Common share equivalents, such as share-based awards, are excluded from the diluted loss per Common Share calculation in periods where there is a loss from continuing operations because the effect of their inclusion would be anti-dilutive. The Company’s business is highly seasonal, with in excess of 75% of net sales occurring in the second and third fiscal quarters.
Significant impairment, restructuring and other charges / recoveries reflected in the quarterly financial information during fiscal 2017 are as follows: first quarter restructuring costs of $2.0 million from discontinued operations including $0.6 million in transaction related costs associated with the divestiture of the SLS Business and $1.4 million in transaction related costs associated with the sale of the International Business; second quarter restructuring costs of $3.4 million from discontinued operations including $0.1 million in transaction related costs associated with the divestiture of the SLS Business and $3.3 million in transaction related costs associated with the sale of the International Business; third quarter restructuring costs of $4.2 million from discontinued operations including $0.1 million in transaction related costs associated with the divestiture of the SLS Business and $4.1 million in transaction related costs associated with the sale of the International Business; and fourth quarter restructuring costs of $11.2 million including costs of $8.3 million from continuing operations and recoveries of $0.4 million from discontinued operations related to termination benefits and facility closure costs associated with Project Focus, recovery of $4.4 million from continuing operations related to the reduction of a contingent consideration liability associated with a historical acquisition, an impairment charge of $1.0 million from continuing operations on the write-off of a trademark asset due to recent performance and future growth expectations, and costs of $6.7 million from discontinued operations for transaction related costs associated with the sale of the International Business.
Significant impairment, restructuring and other charges / recoveries reflected in the quarterly financial information during fiscal 2016 are as follows: first quarter restructuring costs of $9.3 million including costs of $5.4 million from continuing operations related to consumer complaints and claims related to the reformulated Bonus® S fertilizer product sold in the southeastern United States during fiscal 2015, costs of $3.0 million from discontinued operations in transaction related costs associated with the divestiture of the SLS Business and costs of $0.9 million from discontinued operations in transaction related costs associated with the sale of the International Business; second quarter net recoveries of $36.7 million including net insurance reimbursement recoveries of $49.0 million from continuing operations related to Bonus® S insurance reimbursements, a charge of $9.0 million from discontinued operations for the resolution of a prior SLS Business litigation matter, $1.6 million from discontinued operations in transaction related costs associated with the divestiture of the SLS Business and costs of $1.7 million from discontinued operations in transaction related costs associated with the sale of the International Business; third quarter net recoveries of $6.0 million including net insurance reimbursement recoveries of $5.4 million from continuing operations related to Bonus® S insurance reimbursements, recoveries of $0.3 million from discontinued operations in transaction related costs associated with the sale of the International Business, and recoveries of $0.3 million from continuing operations in net recoveries related to termination benefits and facility closure costs associated with Project Focus; and fourth quarter restructuring costs of $7.5 million including net recoveries of $0.5 million from continuing operations related to Bonus® S insurance reimbursements, costs of $0.2 million from discontinued operations in transaction related costs associated with the sale of the International Business, and costs of $4.2 million from continuing operations and $3.6 million from discontinued operations related to termination benefits and facility closure costs associated with Project Focus.

NOTE 24.  FINANCIAL INFORMATION FOR SUBSIDIARY GUARANTORS AND NON-GUARANTORS
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

THE SCOTTS MIRACLE-GRO COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following 100% directly or indirectly owned subsidiaries fully and unconditionally guarantee at September 30, 2017 the 6.000% and 5.250% Senior Notes on a joint and several basis: Gutwein & Co., Inc.; Hyponex Corporation; Miracle-Gro Lawn Products, Inc.; OMS Investments, Inc.; Rod McLellan Company; Sanford Scientific, Inc.; Scotts Temecula Operations, LLC; Scotts Manufacturing Company; Scotts Products Co.; Scotts Professional Products Co.; Scotts-Sierra Investments LLC; SMG Growing Media, Inc.; Swiss Farms Products, Inc.; SMGM LLC; The Scotts Company LLC; The Hawthorne Gardening Company; Hawthorne Hydroponics LLC; HGCI, Inc.; GenSource, Inc.; and SLS Holdings, Inc. (collectively, the “Guarantors”). Effective in the three-month period ending July 1, 2017, American Agritech, L.L.C. was merged into Hawthorne Hydroponics LLC, and has been classified as a Guarantor for all periods presented. Effective in the three-month period ending July 2, 2016, the SLS Business was contributed to the TruGreen Joint Venture and the Company classified its results of operations for all periods presented to reflect the SLS Business as a discontinued operation and classified the assets and liabilities as held for sale within the financial information of the Guarantors. Subsequent to their contribution to the TruGreen Joint Venture, EG Systems, LLC (formerly known as EG Systems, Inc.) and SLS Franchise Systems LLC are no longer Guarantors of the 6.000% Senior Notes. SLS Holdings, Inc. was added as a Guarantor effective in the three-month period ending July 2, 2016, and HGCI, Inc. and GenSource, Inc. were added as Guarantors effective in the three-month period ending January 2, 2016, and have been classified as Guarantors for all periods presented. SLS Holdings, Inc., HGCI, Inc. and GenSource, Inc. did not have any activity for fiscal 2016.
The following information presents Condensed Consolidating Statements of Operations for each of the three years ended September 30, 2017, 2016 and 2015, Condensed Consolidating Statements of Comprehensive Income (Loss) for each of the three years ended September 30, 2017, 2016 and 2015, Condensed Consolidating Statements of Cash Flows for each of the three years ended September 30, 2017, 2016 and 2015, and Condensed Consolidating Balance Sheets as of September 30, 2017 and 2016. The condensed consolidating financial information presents, in separate columns, financial information for: Scotts Miracle-Gro on a Parent-only basis, carrying its investment in subsidiaries under the equity method; Guarantors on a combined basis, carrying their investments in subsidiaries which do not guarantee the debt (collectively, the “Non-Guarantors”) under the equity method; Non-Guarantors on a combined basis; and eliminating entries. The eliminating entries primarily reflect intercompany transactions, such as interest expense, accounts receivable and payable, short and long-term debt, and the elimination of equity investments, return on investments and income in subsidiaries. Because the Parent is obligated to pay the unpaid principal amount and interest on all amounts borrowed by the Guarantors or Non-Guarantors under the credit facility (and was obligated to pay the unpaid principal amount and interest on all amounts borrowed by the Guarantors and Non-Guarantors under the previous senior secured five-year revolving loan facility), the borrowings and related interest expense for the loans outstanding of the Guarantors and Non-Guarantors are also presented in the accompanying Parent-only financial information, and are then eliminated. Included in the Parent Condensed Consolidating Statement of Cash Flows for fiscal 2017 and fiscal 2016 are $909.4 million and $934.4 million, respectively, of dividends paid by the Guarantors and Non-Guarantors to the Parent representing return of investments and as such are classified within cash flows from investing activities. Included in the Parent Condensed Consolidating Statements of Cash Flows for fiscal 2015 are $255.5 million of dividends paid by the Guarantors and Non-Guarantors to the Parent representing return on investments and as such are classified within cash flows from operating activities.

THE SCOTTS MIRACLE-GRO COMPANY
Condensed, Consolidating Statement of Operations
for the fiscal year ended September 30, 2017
(in millions)

	Parent	Subsidiary Guarantors	Non- Guarantors	Eliminations/ Consolidations	Consolidated
Net sales	$—	$2,308.4	$333.7	$—	$2,642.1
Cost of sales	—	1,415.8	253.7	—	1,669.5
Gross profit	—	892.6	80.0	—	972.6
Operating expenses:
Selling, general and administrative	—	480.4	69.1	1.4	550.9
Impairment, restructuring and other	—	4.5	0.4	—	4.9
Other (income) loss, net	(0.8)	(14.2)	(1.6)	—	(16.6)
Income (loss) from operations	0.8	421.9	12.1	(1.4)	433.4
Equity (income) loss in subsidiaries	(250.4)	(15.5)	—	265.9	—
Other non-operating (income) loss	(20.7)	—	(21.4)	42.1	—
Equity in (income) loss of unconsolidated affiliates	—	29.8	(0.8)	—	29.0
Interest expense	70.1	43.8	4.3	(42.1)	76.1
Other non-operating expense	—	—	13.4	—	13.4
Income (loss) from continuing operations before income taxes	201.8	363.8	16.6	(267.3)	314.9
Income tax (benefit) expense from continuing operations	(18.0)	128.5	6.1	—	116.6
Income (loss) from continuing operations	219.8	235.3	10.5	(267.3)	198.3
Income from discontinued operations, net of tax	—	(0.7)	21.2	—	20.5
Net income (loss)	$219.8	$234.6	$31.7	$(267.3)	$218.8
Net (income) loss attributable to noncontrolling interest	—	—	—	(0.5)	(0.5)
Net income (loss) attributable to controlling interest	$219.8	$234.6	$31.7	$(267.8)	$218.3

THE SCOTTS MIRACLE-GRO COMPANY
Condensed, Consolidating Statement of Comprehensive Income (Loss)
for the twelve months ended September 30, 2017
(In millions)

	Parent	Subsidiary Guarantors	Non- Guarantors	Eliminations/ Consolidations	Consolidated
Net income (loss)	$219.8	$234.6	$31.7	$(267.3)	$218.8
Other comprehensive income (loss), net of tax:
Net foreign currency translation adjustment	28.2	—	28.2	(28.2)	28.2
Net change in derivatives	6.7	2.8	—	(2.8)	6.7
Net change in pension and other post-retirement benefits	13.2	3.7	9.5	(13.2)	13.2
Total other comprehensive income (loss)	48.1	6.5	37.7	(44.2)	48.1
Comprehensive income (loss)	$267.9	$241.1	$69.4	$(311.5)	$266.9
Comprehensive (income) loss attributable to noncontrolling interest	—	—	—	(0.9)	(0.9)
Comprehensive income attributable to controlling interest	$267.9	$241.1	$69.4	$(312.4)	$266.0

THE SCOTTS MIRACLE-GRO COMPANY
Condensed, Consolidating Statement of Cash Flows
for the fiscal year ended September 30, 2017
(in millions)

	Parent	Subsidiary Guarantors	Non- Guarantors	Eliminations/ Consolidations	Consolidated
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES(a)	$(48.3)	$462.2	$(16.1)	$(43.8)	$354.0
INVESTING ACTIVITIES(a)
Proceeds from sale of long-lived assets	—	5.6	0.1	—	5.7
Proceeds from sale of business, net of cash disposed of	—	178.6	1.7	—	180.3
Investments in property, plant and equipment	—	(59.5)	(10.1)	—	(69.6)
Investments in loans receivable	—	(29.7)	—	—	(29.7)
Net distributions from (investments in) unconsolidated affiliates	—	87.1	(29.7)	—	57.4
Investments in acquired businesses, net of cash acquired	—	(112.5)	(9.2)	—	(121.7)
Return of investments from affiliates	909.4	32.4	—	(941.8)	—
Investing cash flows from (to) affiliates	(759.9)	(208.6)	—	968.5	—
Net cash provided by (used in) investing activities	149.5	(106.6)	(47.2)	26.7	22.4
FINANCING ACTIVITIES
Borrowings under revolving and bank lines of credit and term loans	—	1,196.1	253.2	—	1,449.3
Repayments under revolving and bank lines of credit and term loans	—	(1,319.6)	(298.7)	—	(1,618.3)
Proceeds from issuance of 5.250% Senior Notes	250.0	—	—	—	250.0
Financing and issuance fees	(3.8)	(0.6)	—	—	(4.4)
Dividends paid	(120.3)	(909.4)	(43.8)	953.2	(120.3)
Distribution paid by AeroGrow to noncontrolling interest	—	—	(40.5)	32.4	(8.1)
Purchase of Common Shares	(246.0)	—	—	—	(246.0)
Payments on seller notes	—	(15.5)	(13.2)	—	(28.7)
Excess tax benefits from share-based payment arrangements	7.9	—	—	—	7.9
Cash received from exercise of stock options	11.0	—	—	—	11.0
Financing cash flows from (to) affiliates	—	730.5	238.0	(968.5)	—
Net cash provided by (used in) financing activities	(101.2)	(318.5)	95.0	17.1	(307.6)
Effect of exchange rate changes on cash	—	—	1.6	—	1.6
Net increase (decrease) in cash and cash equivalents	—	37.1	33.3	—	70.4
Cash and cash equivalents at beginning of year excluding cash classified within assets held for sale	—	2.7	25.9	—	28.6
Cash and cash equivalents at beginning of year classified within assets held for sale	—	—	21.5	—	21.5
Cash and cash equivalents at beginning of year	—	2.7	47.4	—	50.1
Cash and cash equivalents at end of year	$—	$39.8	$80.7	$—	$120.5

(a)
Cash received by the Parent from the Guarantors and Non-Guarantors in the form of dividends in the amount of $909.4 million represent return of investments and are included in cash flows from investing activities. Cash received by the Parent from the Guarantors and Non-Guarantors in the form of dividends in the amount of $28.8 million represent return on investments and are included in cash flows from operating activities. Cash received by the Guarantors from the Non-Guarantors in the form of distributions in the amount of $32.4 million represent return of investments and are included in cash flows from investing activities. Cash received by the Guarantors from the Non-Guarantors in the form of dividends in the amount of $15.0 million represent return on investments and are included in cash flows from operating activities.

THE SCOTTS MIRACLE-GRO COMPANY
Condensed, Consolidating Balance Sheet
As of September 30, 2017
(in millions)

	Parent	Subsidiary Guarantors	Non- Guarantors	Eliminations/ Consolidations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$—	$39.8	$80.7	$—	$120.5
Accounts receivable, net	—	137.6	60.1	—	197.7
Accounts receivable pledged	—	88.9	—	—	88.9
Inventories	—	314.0	93.5	—	407.5
Prepaid and other current assets	1.3	43.4	22.4	—	67.1
Total current assets	1.3	623.7	256.7	—	881.7
Investment in unconsolidated affiliates	—	—	31.1	—	31.1
Property, plant and equipment, net	—	406.4	61.3	—	467.7
Goodwill	—	320.7	109.3	11.6	441.6
Intangible assets, net	—	606.3	133.8	8.8	748.9
Other assets	8.1	158.3	9.6	—	176.0
Equity investment in subsidiaries	1,112.8	—	—	(1,112.8)	—
Intercompany assets	759.7	—	—	(759.7)	—
Total assets	$1,881.9	$2,115.4	$601.8	$(1,852.1)	$2,747.0
LIABILITIES AND EQUITY
Current liabilities:
Current portion of debt	$15.0	$97.8	$45.3	$(15.0)	$143.1
Accounts payable	—	124.9	28.2	—	153.1
Other current liabilities	17.1	191.5	39.7	—	248.3
Total current liabilities	32.1	414.2	113.2	(15.0)	544.5
Long-term debt	1,200.7	508.6	108.0	(559.3)	1,258.0
Distributions in excess of investment in unconsolidated affiliate	—	21.9	—	—	21.9
Other liabilities	0.3	197.4	58.2	5.0	260.9
Equity investment in subsidiaries	—	82.6	—	(82.6)	—
Intercompany liabilities	—	17.1	152.7	(169.8)	—
Total liabilities	1,233.1	1,241.8	432.1	(821.7)	2,085.3
Total equity—controlling interest	648.8	873.6	169.7	(1,043.3)	648.8
Noncontrolling interest	—	—	—	12.9	12.9
Total equity	648.8	873.6	169.7	(1,030.4)	661.7
Total liabilities and equity	$1,881.9	$2,115.4	$601.8	$(1,852.1)	$2,747.0

THE SCOTTS MIRACLE-GRO COMPANY
Condensed, Consolidating Statement of Operations
for the fiscal year ended September 30, 2016
(in millions)

	Parent	Subsidiary Guarantors	Non- Guarantors	Eliminations/ Consolidations	Consolidated
Net sales	$—	$2,285.6	$220.6	$—	$2,506.2
Cost of sales	—	1,434.7	165.3	—	1,600.0
Cost of sales—impairment, restructuring and other	—	5.9	—	—	5.9
Gross profit	—	845.0	55.3	—	900.3
Operating expenses:
Selling, general and administrative	—	461.8	54.7	1.5	518.0
Impairment, restructuring and other	—	(49.8)	(1.7)	—	(51.5)
Other (income) loss, net	(0.5)	(12.8)	(0.5)	—	(13.8)
Income (loss) from operations	0.5	445.8	2.8	(1.5)	447.6
Equity (income) loss in subsidiaries	(348.2)	(8.4)	—	356.6	—
Other non-operating (income) loss	(22.0)	—	(22.4)	44.4	—
Equity in (income) loss of unconsolidated affiliates	—	(7.9)	0.1	—	(7.8)
Costs related to refinancing	8.8	—	—	—	8.8
Interest expense	62.1	43.6	1.6	(44.4)	62.9
Income (loss) from continuing operations before income taxes	299.8	418.5	23.5	(358.1)	383.7
Income tax (benefit) expense from continuing operations	(17.2)	146.1	8.7	—	137.6
Income (loss) from continuing operations	317.0	272.4	14.8	(358.1)	246.1
Income from discontinued operations, net of tax	—	66.3	2.4	—	68.7
Net income (loss)	$317.0	$338.7	$17.2	$(358.1)	$314.8
Net (income) loss attributable to noncontrolling interest	—	—	—	0.5	0.5
Net income (loss) attributable to controlling interest	$317.0	$338.7	$17.2	$(357.6)	$315.3

THE SCOTTS MIRACLE-GRO COMPANY
Condensed, Consolidating Statement of Comprehensive Income (Loss)
for the twelve months ended September 30, 2016
(In millions)

	Parent	Subsidiary Guarantors	Non- Guarantors	Eliminations/ Consolidations	Consolidated
Net income (loss)	$317.0	$338.7	$17.2	$(358.1)	$314.8
Other comprehensive income (loss), net of tax:
Net foreign currency translation adjustment	(6.2)	—	(6.2)	6.2	(6.2)
Net change in derivatives	4.3	0.3	—	(0.3)	4.3
Net change in pension and other post-retirement benefits	(8.2)	0.4	(8.6)	8.2	(8.2)
Total other comprehensive income (loss)	(10.1)	0.7	(14.8)	14.1	(10.1)
Comprehensive income (loss)	$306.9	$339.4	$2.4	$(344.0)	$304.7
Comprehensive (income) loss attributable to noncontrolling interest	—	—	—	0.5	0.5
Comprehensive income attributable to controlling interest	$306.9	$339.4	$2.4	$(343.5)	$305.2

THE SCOTTS MIRACLE-GRO COMPANY
Condensed, Consolidating Statement of Cash Flows
for the fiscal year ended September 30, 2016
(in millions)

	Parent	Subsidiary Guarantors	Non- Guarantors	Eliminations/ Consolidations	Consolidated
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES(a)	$18.0	$212.8	$10.2	$(3.6)	$237.4
INVESTING ACTIVITIES(a)
Proceeds from sale of long-lived assets	—	2.4	—	—	2.4
Investments in property, plant and equipment	—	(49.0)	(9.3)	—	(58.3)
Investments in loans receivable	—	(90.0)	—	—	(90.0)
Cash contributed to TruGreen Joint Venture	—	(24.2)	—	—	(24.2)
Net distributions from (investments in) unconsolidated affiliates	—	194.1	—	—	194.1
Investments in acquired businesses, net of cash acquired	—	—	(158.4)	—	(158.4)
Return of investments from affiliates	934.3	—	—	(934.3)	—
Investing cash flows from (to) affiliates	(914.2)	(29.1)	—	943.3	—
Net cash provided by (used in) investing activities	20.1	4.2	(167.7)	9.0	(134.4)
FINANCING ACTIVITIES
Borrowings under revolving and bank lines of credit and term loans	—	1,819.5	249.6	—	2,069.1
Repayments under revolving and bank lines of credit and term loans	—	(1,937.7)	(212.7)	—	(2,150.4)
Proceeds from issuance of 6.000% Senior Notes	400.0	—	—	—	400.0
Repayment of 6.625% Senior Notes	(200.0)	—	—	—	(200.0)
Financing and issuance fees	(11.2)	—	—	—	(11.2)
Dividends paid	(116.6)	(909.4)	(26.5)	935.9	(116.6)
Purchase of Common Shares	(130.8)	—	—	—	(130.8)
Payments on seller notes	—	(2.3)	(0.5)	—	(2.8)
Excess tax benefits from share-based payment arrangements	5.8	—	—	—	5.8
Cash received from exercise of stock options	14.7	—	—	—	14.7
Financing cash flows from (to) affiliates	—	808.2	133.1	(941.3)	—
Net cash provided by (used in) financing activities	(38.1)	(221.7)	143.0	(5.4)	(122.2)
Effect of exchange rate changes on cash	—	—	(2.1)	—	(2.1)
Net increase (decrease) in cash and cash equivalents	—	(4.7)	(16.6)	—	(21.3)
Cash and cash equivalents at beginning of year excluding cash classified within assets held for sale	—	7.4	43.4	—	50.8
Cash and cash equivalents at beginning of year classified within assets held for sale	—	—	20.6	—	20.6
Cash and cash equivalents at beginning of year	—	7.4	64.0	—	71.4
Cash and cash equivalents at end of year	$—	$2.7	$47.4	$—	$50.1

(a)
Cash received by the Parent from the Guarantors and the Non-Guarantors in the form of distributions in the amount of $934.4 million represent return of investments and are included in cash flows from investing activities. Cash received by the Guarantors from the Non-Guarantors in the form of dividends in the amount of $1.5 million represent return on investments and are included in the cash flows from operating activities.

THE SCOTTS MIRACLE-GRO COMPANY
Condensed, Consolidating Balance Sheet
As of September 30, 2016
(in millions)

	Parent	Subsidiary Guarantors	Non- Guarantors	Eliminations/ Consolidations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$—	$2.7	$25.9	$—	$28.6
Accounts receivable, net	—	92.4	34.6	—	127.0
Accounts receivable, pledged	—	174.7	—	—	174.7
Inventories	—	327.8	66.9	—	394.7
Assets held for sale	—	—	256.2	—	256.2
Prepaid and other current assets	0.1	23.1	28.5	—	51.7
Total current assets	0.1	620.7	412.1	—	1,032.9
Investment in unconsolidated affiliates	—	100.3	0.7	—	101.0
Property, plant and equipment, net	—	392.1	52.8	—	444.9
Goodwill	—	260.4	99.9	11.6	371.9
Intangible assets, net	—	560.2	119.6	10.2	690.0
Other assets	13.2	103.8	0.6	(2.5)	115.1
Equity investment in subsidiaries	808.8	—	—	(808.8)	—
Intercompany assets	1,013.0	—	—	(1,013.0)	—
Total assets	$1,835.1	$2,037.5	$685.7	$(1,802.5)	$2,755.8
LIABILITIES AND EQUITY
Current liabilities:
Current portion of debt	$15.0	$154.2	$30.8	$(15.0)	$185.0
Accounts payable	—	108.8	22.4	—	131.2
Liabilities held for sale	—	—	213.0	—	213.0
Other current liabilities	16.6	143.3	18.0	—	177.9
Total current liabilities	31.6	406.3	284.2	(15.0)	707.1
Long-term debt	1,085.1	575.7	23.0	(652.9)	1,030.9
Other liabilities	3.2	221.9	56.0	2.4	283.5
Equity investment in subsidiaries	—	161.0	—	(161.0)	—
Intercompany liabilities	—	100.2	234.1	(334.3)	—
Total liabilities	1,119.9	1,465.1	597.3	(1,160.8)	2,021.5
Total equity—controlling interest	715.2	572.4	88.4	(660.8)	715.2
Noncontrolling interest	—	—	—	19.1	19.1
Total equity	715.2	572.4	88.4	(641.7)	734.3
Total liabilities and equity	$1,835.1	$2,037.5	$685.7	$(1,802.5)	$2,755.8

THE SCOTTS MIRACLE-GRO COMPANY
Condensed, Consolidating Statement of Operations
for the fiscal year ended September 30, 2015
(in millions)

	Parent	Subsidiary Guarantors	Non- Guarantors	Eliminations/ Consolidations	Consolidated
Net sales	$—	$2,192.1	$179.0	$—	$2,371.1
Cost of sales	—	1,427.0	130.3	—	1,557.3
Cost of sales—impairment, restructuring and other	—	3.1	(0.1)		3.0
Gross profit	—	762.0	48.8	—	810.8
Operating expenses:
Selling, general and administrative	—	435.0	52.1	1.7	488.8
Impairment, restructuring and other	—	69.6	0.8	—	70.4
Other (income) loss, net	—	(3.2)	1.0	—	(2.2)
Income (loss) from operations	—	260.6	(5.1)	(1.7)	253.8
Equity (income) loss in subsidiaries	(179.2)	(6.1)	—	185.3	—
Other non-operating (income) loss	(27.9)	—	(23.5)	51.4	—
Interest expense	55.2	44.1	0.9	(51.4)	48.8
Income (loss) from continuing operations before income taxes	151.9	222.6	17.5	(187.0)	205.0
Income tax (benefit) expense from continuing operations	(9.6)	79.3	6.6	—	76.3
Income (loss) from continuing operations	161.5	143.3	10.9	(187.0)	128.7
Income (loss) from discontinued operations, net of tax	—	29.1	0.9	—	30.0
Net income (loss)	$161.5	$172.4	$11.8	$(187.0)	$158.7
Net (income) loss attributable to noncontrolling interest	—	—	—	1.1	1.1
Net income (loss) attributable to controlling interest	$161.5	$172.4	$11.8	$(185.9)	$159.8

THE SCOTTS MIRACLE-GRO COMPANY
Condensed, Consolidating Statement of Comprehensive Income (Loss)
for the twelve months ended September 30, 2015
(In millions)

	Parent	Subsidiary Guarantors	Non- Guarantors	Eliminations/ Consolidations	Consolidated
Net income (loss)	$161.5	$172.4	$11.8	$(187.0)	$158.7
Other comprehensive income (loss), net of tax:
Net foreign currency translation adjustment	(14.2)	—	(14.2)	14.2	(14.2)
Net change in derivatives	(2.1)	(0.8)	—	0.8	(2.1)
Net change in pension and other post-retirement benefits	(4.3)	(5.4)	1.1	4.3	(4.3)
Total other comprehensive income (loss)	(20.6)	(6.2)	(13.1)	19.3	(20.6)
Comprehensive income (loss)	$140.9	$166.2	$(1.3)	$(167.7)	$138.1
Comprehensive (income) loss attributable to noncontrolling interest	—	—	—	1.1	1.1
Comprehensive income attributable to controlling interest	$140.9	$166.2	$(1.3)	$(166.6)	$139.2

THE SCOTTS MIRACLE-GRO COMPANY
Condensed, Consolidating Statement of Cash Flows
for the fiscal year ended September 30, 2015
(in millions)

	Parent	Subsidiary Guarantors	Non- Guarantors	Eliminations/ Consolidations	Consolidated
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES(a)	$239.4	$249.3	$39.5	$(281.3)	$246.9
INVESTING ACTIVITIES(a)
Proceeds from sale of long-lived assets	—	5.5	—	—	5.5
Proceeds from sale of business, net of transaction costs	—	—	—	—	—
Investments in property, plant and equipment	—	(56.6)	(5.1)	—	(61.7)
Investment in marketing and license agreement	—	(300.0)	—	—	(300.0)
Investments in acquired businesses, net of cash acquired	—	(170.8)	(9.4)	—	(180.2)
Investing cash flows from (to) affiliates	(141.9)	—	—	141.9	—
Net cash provided by (used in) investing activities	(141.9)	(521.9)	(14.5)	141.9	(536.4)
FINANCING ACTIVITIES
Borrowings under revolving and bank lines of credit and term loans	—	1,568.1	267.9	—	1,836.0
Repayments under revolving and bank lines of credit and term loans	—	(1,284.1)	(173.9)	—	(1,458.0)
Financing and issuance fees	(0.4)	(0.1)	—	—	(0.5)
Dividends paid	(111.3)	(255.5)	(25.8)	281.3	(111.3)
Purchase of Common Shares	(14.8)	—	—	—	(14.8)
Payments on seller notes	—	(1.5)	—	—	(1.5)
Excess tax benefits from share-based payment arrangements	4.7	—	—	—	4.7
Cash received from exercise of stock options	24.3	—	—	—	24.3
Financing cash flows from (to) affiliates	—	230.0	(88.1)	(141.9)	—
Net cash provided by (used in) financing activities	(97.5)	256.9	(19.9)	139.4	278.9
Effect of exchange rate changes on cash	—	—	(7.3)	—	(7.3)
Net increase (decrease) in cash and cash equivalents	—	(15.7)	(2.2)	—	(17.9)
Cash and cash equivalents at beginning of year excluding cash classified within assets held for sale	—	23.1	41.8	—	64.9
Cash and cash equivalents at beginning of year classified within assets held for sale	—	—	24.4	—	24.4
Cash and cash equivalents at beginning of year	—	23.1	66.2	—	89.3
Cash and cash equivalents at end of year	$—	$7.4	$64.0	$—	$71.4

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

Schedule II—Valuation and Qualifying Accounts
for the fiscal year ended September 30, 2017

Column A	Column B	Column C	Column D	Column E	Column F
Classification	Balance at Beginning of Period	Reserves Acquired	Additions Charged to Expense	Deductions Credited and Write-Offs	Balance at End of Period
	(In millions)
Valuation and qualifying accounts deducted from the assets to which they apply:
Allowance for doubtful accounts	$4.8	$—	$1.0	$(2.7)	$3.1
Income tax valuation allowance	4.1	—	25.6	—	29.7

Schedule II—Valuation and Qualifying Accounts
for the fiscal year ended September 30, 2016

Column A	Column B	Column C	Column D	Column E	Column F
Classification	Balance at Beginning of Period	Reserves Acquired	Additions Charged to Expense	Deductions Credited and Write-Offs	Balance at End of Period
	(In millions)
Valuation and qualifying accounts deducted from the assets to which they apply:
Allowance for doubtful accounts	$5.1	$—	$0.1	$(0.4)	$4.8
Income tax valuation allowance	4.3	—	0.3	(0.5)	4.1

Schedule II—Valuation and Qualifying Accounts
for the fiscal year ended September 30, 2015

Column A	Column B	Column C	Column D	Column E	Column F
Classification	Balance at Beginning of Period	Reserves Acquired	Additions Charged to Expense	Deductions Credited and Write-Offs	Balance at End of Period
	(In millions)
Valuation and qualifying accounts deducted from the assets to which they apply:
Allowance for doubtful accounts	$4.4	$—	$0.7	$—	$5.1
Income tax valuation allowance	4.0	—	0.8	(0.5)	4.3

The Scotts Miracle-Gro Company
Index to Exhibits

Exhibit No.	Description	Location
3.1(a)	Initial Articles of Incorporation of The Scotts Miracle-Gro Company as filed with the Ohio Secretary of State on November 22, 2004	Incorporated herein by reference to the Current Report on Form 8-K of The Scotts Miracle-Gro Company (the “Registrant”) filed March 24, 2005 [Exhibit 3.1]

3.1(b)	Certificate of Amendment by Shareholders to Articles of Incorporation of The Scotts Miracle-Gro Company as filed with the Ohio Secretary of State on March 18, 2005	Incorporated herein by reference to the Registrant’s Current Report on Form 8-K filed March 24, 2005 [Exhibit 3.2]

3.2	Code of Regulations of The Scotts Miracle-Gro Company	Incorporated herein by reference to the Registrant’s Current Report on Form 8-K filed March 24, 2005 [Exhibit 3.3]

4.1(a)	Indenture, dated as of October 13, 2015, by and among The Scotts Miracle-Gro Company, the Guarantors (as defined therein) and U.S. Bank National Association, as trustee	Incorporated herein by reference to the Registrant’s Current Report on Form 8-K filed October 14, 2015 [Exhibit 4.1]

4.1(b)	First Supplemental Indenture, dated May 26, 2016, by and among The Scotts Miracle-Gro Company, the Guarantors (as defined therein) and U.S. Bank National Association, as trustee	Incorporated herein by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended July 2, 2016 filed August 10, 2016 [Exhibit 4]

4.1(c)	Form of 6.000% Senior Notes due 2023	Incorporated herein by reference to the Registrant’s Current Report on Form 8-K filed October 14, 2015 [Exhibit 4.2]

4.2(a)	Indenture, dated as of December 15, 2016, by and among The Scotts Miracle-Gro Company, the Guarantors (as defined therein) and U.S. Bank National Association, as trustee	Incorporated herein by reference to the Registrant’s Current Report on Form 8-K filed December 16, 2016 [Exhibit 4.1]

4.2(b)	Form of 5.250% Senior Notes due 2026	Incorporated herein by reference to the Registrant’s Current Report on Form 8-K filed December 16, 2016 [Exhibit 4.2]

4.3	Agreement to furnish copies of instruments and agreements defining rights of holders of long-term debt	*

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
Amendment No. 2, dated as of June 28, 2017, to Fourth Amended and Restated Credit Agreement dated October 29, 2015, by and among The Scotts Miracle-Gro Company, as a Borrower; the Subsidiary Borrowers (as defined therein); JPMorgan Chase Bank, N.A., as Administrative Agent; Bank of America, N.A. and Wells Fargo Bank, National Association, as Co-Syndication Agents; CoBank, ACB, Mizuho Bank, LTD., Coöperatieve Rabobank U.S., New York Branch (formerly known as Coöperatieve Centrale Raiffeisen-Boerenleenbank B.A. “Rabobank Nederland”, New York Branch), TD Bank N.A. and U.S. Bank National Association, as Co-Documentation Agents; and the several other banks and other financial institutions from time to time parties thereto
Incorporated herein by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended July 1, 2017 filed August 10, 2017 [Exhibit 10.5]

10.2(d)
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

10.2(e)
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
The Scotts Miracle-Gro Company Long-Term Incentive Plan (reflects amendment and restatement of plan formerly known as The Scotts Miracle-Gro Company 2006 Long-Term Incentive Plan) [effective as of January 17, 2013] [pre-January 27, 2017 version]
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

10.3(d)(ii)†	Specimen form of Restricted Stock Unit Award Agreement for Employees (with Related Dividend Equivalents) used to evidence grants which may be made under the Long-Term Incentive Plan	Incorporated herein by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended March 28, 2015 filed May 7, 2015 [Exhibit 10.8]

10.3(e)†	Specimen form of Performance Unit Award Agreement for Employees (with Related Dividend Equivalents) used to evidence grants which may be made under the Long-Term Incentive Plan	Incorporated herein by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended March 28, 2015 filed May 7, 2015 [Exhibit 10.6]

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

10.3(f)(iv)†	Specimen form of Nonqualified Stock Option Award Agreement for Employees used to evidence grants which may be made under the Long-Term Incentive Plan [post-January 17, 2013 version]	Incorporated herein by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended March 28, 2015 filed May 7, 2015 [Exhibit 10.7]

10.4(a)†	The Scotts Miracle-Gro Company Long-Term Incentive Plan (effective as of January 27, 2017)	Incorporated herein by reference to the Registrant’s Current Report on Form 8-K filed January 30, 2017 [Exhibit 10.1]

10.4(b)†	Form of Project Focus Performance Unit Award Agreement under The Scotts Miracle-Gro Company Long-Term Incentive Plan (effective as of January 30, 2017)	Incorporated herein by reference to the Registrant’s Current Report on Form 8-K filed January 30, 2017 [Exhibit 10.2]

10.4(c)†	Form of Standard Performance Unit Award Agreement under The Scotts Miracle-Gro Company Long-Term Incentive Plan (effective as of January 30, 2017)	Incorporated herein by reference to the Registrant’s Current Report on Form 8-K filed January 30, 2017 [Exhibit 10.3]

10.4(d)†	Form of Standard Restricted Stock Unit Award Agreement under The Scotts Miracle-Gro Company Long-Term Incentive Plan (effective as of January 30, 2017)	Incorporated herein by reference to the Registrant’s Current Report on Form 8-K filed January 30, 2017 [Exhibit 10.4]

10.4(e)†	Form of Standard Non-Qualified Stock Option Award Agreement under The Scotts Miracle-Gro Company Long-Term Incentive Plan (effective as of January 30, 2017)	Incorporated herein by reference to the Registrant’s Current Report on Form 8-K filed January 30, 2017 [Exhibit 10.5]

10.5(a)†	The Scotts Company LLC Amended and Restated Executive Incentive Plan (effective as of January 30, 2014)	Incorporated herein by reference to the Registrant’s Current Report on Form 8-K filed February 5, 2014 [Exhibit 10.1]

10.5(b)(i)†
Specimen form of Employee Confidentiality, Noncompetition, Nonsolicitation Agreement for employees participating in The Scotts Company LLC Executive/Management Incentive Plan (now known as The Scotts Company LLC Amended and Restated Executive Incentive Plan)
Incorporated herein by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended July 1, 2006 filed August 10, 2006 [Exhibit 10.1]

10.5(b)(ii)†
Employee Confidentiality, Noncompetition, Nonsolicitation Agreement, dated as of December 12, 2013, by and between The Scotts Company LLC, all companies controlled by, controlling or under common control with The Scotts Company LLC, and James Hagedorn
Incorporated herein by reference to the Registrant’s Current Report on Form 8-K filed December 17, 2013 [Exhibit 10.2]

10.6†	The Scotts Company LLC Executive Retirement Plan, as Amended and Restated as of January 1, 2015 (executed December 31, 2014)	Incorporated herein by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended December 27, 2014 filed February 5, 2015 [Exhibit 10.2]

10.7†	Summary of Compensation for Nonemployee Directors of The Scotts Miracle-Gro Company (effective as of May 1, 2014)	Incorporated herein by reference to the Registrant’s Annual Report on Form 10-K for the fiscal year ended September 30, 2014 filed November 25, 2014 [Exhibit 10.9]

10.8†	Executive Severance Agreement, dated as of December 11, 2013, by and between The Scotts Company LLC and James Hagedorn	Incorporated herein by reference to the Registrant’s Current Report on Form 8-K filed December 17, 2013 [Exhibit 10.1]

10.9(a)†	Consulting Agreement, dated February 12, 2016, between The Scotts Company LLC and Hanft Projects LLC [expired January 31, 2017]	Incorporated herein by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended April 2, 2016 filed May 11, 2016 [Exhibit 10.3]

10.9(b)†	Consulting Agreement, dated January 31, 2017, between The Scotts Company LLC and Hanft Projects LLC	Incorporated herein by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended April 1, 2017 filed May 10, 2017 [Exhibit 10.6]

10.10†	Incentive Compensation/Retention Award Agreement, dated February 11, 2016, between The Scotts Miracle-Gro Company and Michael C. Lukemire	Incorporated herein by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended April 2, 2016 filed May 11, 2016 [Exhibit 10.2]

10.11(a)†	The Scotts Company LLC Executive Severance Plan, adopted on May 4, 2011	Incorporated herein by reference to the Registrant’s Current Report on Form 8-K filed May 10, 2011 [Exhibit 10.1]

10.11(b)†	Form of Tier 1 Participation Agreement under The Scotts Company LLC Executive Severance Plan	Incorporated herein by reference to the Registrant’s Current Report on Form 8-K filed May 10, 2011 [Exhibit 10.2]

10.12(a)†	The Scotts Company LLC Executive Severance Plan, adopted on April 25, 2017	Incorporated herein by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended April 1, 2017 filed May 10, 2017 [Exhibit 10.9]

10.12.(b)†	Form of Tier 1 Participation Agreement under The Scotts Company LLC Executive Severance Plan	Incorporated herein by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended April 1, 2017 filed May 10, 2017 [Exhibit 10.10]

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

10.13(c)	Letter Agreement, dated March 28, 2008, amending the Amended and Restated Exclusive Agency and Marketing Agreement, dated as of September 30, 1998, between Monsanto Company and The Scotts Company LLC	Incorporated herein by reference to the Registrant’s Annual Report on Form 10-K for the fiscal year ended September 30, 2008 filed November 25, 2008 [Exhibit 10.18(b)]

10.13(d)	Amendment to Amended and Restated Exclusive Agency and Marketing Agreement, dated as of May 15, 2015, between Monsanto Company and The Scotts Company LLC	Incorporated herein by reference to the Registrant’s Current Report on Form 8-K/A filed May 20, 2015 [Exhibit 10.2]

10.13(e)	Lawn and Garden Brand Extension Agreement, dated as of May 15, 2015, between Monsanto Company and The Scotts Company LLC	Incorporated herein by reference to the Registrant’s Current Report on Form 8-K/A filed May 20, 2015 [Exhibit 10.3]

10.13(f)	Commercialization and Technology Agreement, dated as of May 15, 2015, between Monsanto Company and The Scotts Company LLC	Incorporated herein by reference to the Registrant’s Current Report on Form 8-K/A filed May 20, 2015 [Exhibit 10.4]

10.14(a)	Second Amended and Restated Exclusive Agency and Marketing Agreement, dated as of August 31, 2017, by and between Monsanto Company and The Scotts Company LLC	*

10.14(b)	Amended and Restated Lawn and Garden Brand Extension Agreement - Americas, dated as of August 31, 2017, between Monsanto Company and The Scotts Company LLC	*

10.15
Purchase Agreement, dated October 7, 2015, among The Scotts Miracle-Gro Company, the subsidiary guarantors named therein and Merrill Lynch, Pierce, Fenner & Smith Incorporated, as representative of the several initial purchasers named therein
Incorporated herein by reference to the Registrant’s Current Report on Form 8-K filed October 14, 2015 [Exhibit 10.1]

10.16
Purchase Agreement, dated December 12, 2016, among The Scotts Miracle-Gro Company, the subsidiary guarantors named therein and Merrill Lynch, Pierce, Fenner & Smith Incorporated, as representative of the several initial purchasers named therein
Incorporated herein by reference to the Registrant’s Current Report on Form 8-K filed December 16, 2016 [Exhibit 10.1]

10.17(a)
Master Repurchase Agreement, and Annex I thereto, with Cooperatieve Rabobank, U.A. (New York Branch), as agent and purchaser, and Sumitomo Mitsui Banking Corporation (New York Branch), as purchaser, dated as of April 7, 2017
Incorporated herein by reference to the Registrant’s Current Report on Form 8-K filed April 13, 2017 [Exhibit 10.1]

10.17(b)(i)
Master Framework Agreement with Cooperatieve Rabobank, U.A. (New York Branch), as agent and purchaser, and Sumitomo Mitsui Banking Corporation (New York Branch), as purchaser, dated as of April 7, 2017
Incorporated herein by reference to the Registrant’s Current Report on Form 8-K filed April 13, 2017 [Exhibit 10.2]

10.17(b)(ii)
Amendment No. 1 to Master Framework Agreement with Cooperatieve Rabobank, U.A. (New York Branch), as agent and purchaser, and Sumitomo Mitsui Banking Corporation (New York Branch), as purchaser, dated as of August 25, 2017
Incorporated herein by reference to the Registrant’s Current Report on Form 8-K filed August 31, 2017 [Exhibit 10.1]

10.18	Contribution and Distribution Agreement, dated as of December 10, 2015, by and among The Scotts Miracle-Gro Company and TruGreen Holdings Corporation	Incorporated herein by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended January 2, 2016 filed February 11, 2016 [Exhibit 10.5]

10.19	Form of Aircraft Time Sharing Agreement for Executive Officers	Incorporated herein by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended April 2, 2016 filed May 11, 2016 [Exhibit 10.4]

10.20	Binding and Irrevocable Conditional Offer, dated April 29, 2017, from Garden Care Bidco Limited to Scotts-Sierra Investments LLC	*

12	Computation of Ratio of Earnings to Fixed Charges	*

21	Subsidiaries of The Scotts Miracle-Gro Company	*

23	Consent of Independent Registered Public Accounting Firm — Deloitte & Touche LLP	*

24	Powers of Attorney of Executive Officers and Directors of The Scotts Miracle-Gro Company	*

31.1	Rule 13a-14(a)/15d-14(a) Certifications (Principal Executive Officer)	*

31.2	Rule 13a-14(a)/15d-14(a) Certifications (Principal Financial Officer)	*

32	Section 1350 Certifications (Principal Executive Officer and Principal Financial Officer)	*

101.INS	XBRL Instance Document	*

101.SCH	XBRL Taxonomy Extension Schema	*

101.CAL	XBRL Taxonomy Extension Calculation Linkbase	*

101.DEF	XBRL Taxonomy Extension Definition Linkbase	*

101.LAB	XBRL Taxonomy Extension Label Linkbase	*

101.PRE	XBRL Taxonomy Extension Presentation Linkbase	*

*	Filed or furnished herewith.
†	Management contract, compensatory plan or arrangement.