Form 10-Q
period 2017-12-30
SCOTTS MIRACLE-GRO CO
filed 2018-02-08
CIK 825542

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_________________________________________
FORM 10-Q
_________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 30, 2017
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐     No  ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding at February 2, 2018
Common Shares, $0.01 stated value, no par value	56,924,442 Common Shares

PART I—FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

THE SCOTTS MIRACLE-GRO COMPANY
Condensed Consolidated Statements of Operations
(In millions, except per common share data)
(Unaudited)

	THREE MONTHS ENDED
	DECEMBER 30, 2017	DECEMBER 31, 2016
Net sales	$221.5	$207.4
Cost of sales	187.5	170.6
Gross profit	34.0	36.8
Operating expenses:
Selling, general and administrative	108.2	104.1
Impairment, restructuring and other	(0.2)	(0.2)
Other income, net	(2.1)	(5.3)
Loss from operations	(71.9)	(61.8)
Equity in (income) loss of unconsolidated affiliates	(0.6)	13.2
Interest expense	17.8	15.3
Other non-operating income	(2.5)	—
Loss from continuing operations before income taxes	(86.6)	(90.3)
Income tax benefit from continuing operations	(66.6)	(32.2)
Loss from continuing operations	(20.0)	(58.1)
Loss from discontinued operations, net of tax	(1.2)	(6.8)
Net loss	$(21.2)	$(64.9)
Net income attributable to noncontrolling interest	—	(0.4)
Net loss attributable to controlling interest	$(21.2)	$(65.3)

Basic loss per common share:
Loss from continuing operations	$(0.35)	$(0.97)
Loss from discontinued operations	(0.02)	(0.12)
Basic loss per common share	$(0.37)	$(1.09)
Weighted-average common shares outstanding during the period	57.6	60.1

Diluted loss per common share:
Loss from continuing operations	$(0.35)	$(0.97)
Loss from discontinued operations	(0.02)	(0.12)
Diluted loss per common share	$(0.37)	$(1.09)
Weighted-average common shares outstanding during the period plus dilutive potential common shares	57.6	60.1

Dividends declared per common share	$0.530	$0.500
See Notes to Condensed Consolidated Financial Statements.

THE SCOTTS MIRACLE-GRO COMPANY
Condensed Consolidated Statements of Comprehensive Income (Loss)
(In millions)
(Unaudited)

	THREE MONTHS ENDED
	DECEMBER 30, 2017	DECEMBER 31, 2016
Net loss	$(21.2)	$(64.9)
Other comprehensive income (loss):
Net foreign currency translation adjustment	—	(4.0)
Net unrealized gain (loss) on derivative instruments, net of tax of $0.5 and $1.9, respectively	0.8	3.0
Reclassification of net unrealized (gain) loss on derivatives to net income, net of tax of $(0.1) and $0.2, respectively	(0.1)	0.4
Reclassification of net pension and other post-retirement benefits loss to net income, net of tax of $0.2 and $0.3, respectively	0.3	0.4
Total other comprehensive income (loss)	1.0	(0.2)
Comprehensive loss	$(20.2)	$(65.1)
See Notes to Condensed Consolidated Financial Statements.

THE SCOTTS MIRACLE-GRO COMPANY
Condensed Consolidated Statements of Cash Flows
(In millions)
(Unaudited)

	THREE MONTHS ENDED
	DECEMBER 30, 2017	DECEMBER 31, 2016
OPERATING ACTIVITIES
Net loss	$(21.2)	$(64.9)
Adjustments to reconcile net loss to net cash used in operating activities:
Share-based compensation expense	6.0	2.3
Depreciation	12.7	14.0
Amortization	7.1	6.1
Deferred taxes	(47.6)	2.1
(Gain) loss on long-lived assets	(0.2)	0.1
Gain on sale / contribution of business	(0.2)	(0.3)
Equity in (income) loss and distributions from unconsolidated affiliates	(0.6)	15.4
Changes in assets and liabilities, net of acquired businesses:
Accounts receivable	117.6	139.6
Inventories	(282.7)	(308.3)
Prepaid and other assets	6.3	(1.4)
Accounts payable	84.0	100.8
Other current liabilities	(83.3)	(104.8)
Restructuring	(2.8)	(11.6)
Other non-current items	(5.2)	2.2
Other, net	(0.4)	(1.1)
Net cash used in operating activities	(210.5)	(209.8)

INVESTING ACTIVITIES
Proceeds from sale of long-lived assets	—	0.1
Investments in property, plant and equipment	(19.4)	(16.1)
Investments in loans receivable	(5.3)	—
Net investments in unconsolidated affiliates	—	(0.1)
Investments in acquired businesses, net of cash acquired	(140.1)	(77.9)
Net cash used in investing activities	(164.8)	(94.0)

FINANCING ACTIVITIES
Borrowings under revolving and bank lines of credit and term loans	573.4	459.0
Repayments under revolving and bank lines of credit and term loans	(136.0)	(282.3)
Proceeds from issuance of 5.250% Senior Notes	—	250.0
Financing and issuance fees	—	(3.5)
Dividends paid	(30.5)	(30.0)
Purchase of Common Shares	(96.2)	(43.6)
Payments on seller notes	(3.0)	(6.5)
Excess tax benefits from share-based payment arrangements	—	0.8
Cash received from the exercise of stock options	1.0	1.3
Net cash provided by financing activities	308.7	345.2
Effect of exchange rate changes on cash	0.6	(2.8)
Net increase (decrease) in cash and cash equivalents	(66.0)	38.6
Cash and cash equivalents at beginning of period excluding cash classified within assets held for sale	120.5	28.6
Cash and cash equivalents at beginning of period classified within assets held for sale	—	21.5
Cash and cash equivalents at beginning of period	120.5	50.1
Cash and cash equivalents at end of period	$54.5	$88.7
See Notes to Condensed Consolidated Financial Statements.

THE SCOTTS MIRACLE-GRO COMPANY
Condensed Consolidated Balance Sheets
(In millions, except stated value per share)
(Unaudited)

	DECEMBER 30, 2017	DECEMBER 31, 2016	SEPTEMBER 30, 2017
ASSETS
Current assets:
Cash and cash equivalents	$54.5	$73.1	$120.5
Accounts receivable, less allowances of $2.3, $3.8 and $3.1, respectively	128.4	175.7	197.7
Accounts receivable pledged	42.2	—	88.9
Inventories	696.1	685.9	407.5
Assets held for sale	—	245.9	—
Prepaid and other current assets	61.7	60.6	67.1
Total current assets	982.9	1,241.2	881.7
Investment in unconsolidated affiliates	31.7	83.9	31.1
Property, plant and equipment, net of accumulated depreciation of $602.0, $562.9 and $591.1, respectively	464.1	438.0	467.7
Goodwill	464.8	397.4	441.6
Intangible assets, net	783.4	734.0	748.9
Other assets	183.9	117.7	176.0
Total assets	$2,910.8	$3,012.2	$2,747.0

LIABILITIES AND EQUITY
Current liabilities:
Current portion of debt	$86.1	$41.8	$143.1
Accounts payable	223.2	218.4	153.1
Liabilities held for sale	—	137.7	—
Other current liabilities	161.8	92.7	248.3
Total current liabilities	471.1	490.6	544.5
Long-term debt	1,697.0	1,648.1	1,258.0
Distributions in excess of investment in unconsolidated affiliate	21.9	—	21.9
Other liabilities	213.0	281.3	260.9
Total liabilities	2,403.0	2,420.0	2,085.3
Commitments and contingencies (Note 12)
Equity:
Common shares and capital in excess of $.01 stated value per share; 57.2, 59.9 and 58.1 shares issued and outstanding, respectively	407.9	402.4	407.6
Retained earnings	925.9	786.4	978.2
Treasury shares, at cost; 10.9, 8.3 and 10.0 shares, respectively	(762.8)	(491.9)	(667.8)
Accumulated other comprehensive loss	(68.2)	(117.1)	(69.2)
Total equity—controlling interest	502.8	579.8	648.8
Noncontrolling interest	5.0	12.4	12.9
Total equity	507.8	592.2	661.7
Total liabilities and equity	$2,910.8	$3,012.2	$2,747.0
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
Organization and Basis of Presentation
The Company’s unaudited condensed consolidated financial statements for the three months ended December 30, 2017 and December 31, 2016 are presented in accordance with accounting principles generally accepted in the United States of America (“GAAP”). The condensed consolidated financial statements include the accounts of Scotts Miracle-Gro and its subsidiaries. All intercompany transactions and accounts have been eliminated in consolidation. The Company’s consolidation criteria are based on majority ownership (as evidenced by a majority voting interest in the entity) and an objective evaluation and determination of effective management control. AeroGrow International, Inc. (“AeroGrow”), in which the Company has a controlling interest, is consolidated, with the equity owned by other shareholders shown as noncontrolling interest in the Condensed Consolidated Balance Sheets, and the other shareholders’ portion of net earnings and other comprehensive income shown as net income (loss) or comprehensive (income) loss attributable to noncontrolling interest in the Condensed Consolidated Statements of Operations and Condensed Consolidated Statements of Comprehensive Income (Loss), respectively. In the opinion of management, interim results reflect all normal and recurring adjustments and are not necessarily indicative of results for a full year.
Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been omitted or condensed pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Accordingly, this report should be read in conjunction with Scotts Miracle-Gro’s Annual Report on Form 10-K for the fiscal year ended September 30, 2017 (the “2017 Annual Report”), which includes a complete set of footnote disclosures, including the Company’s significant accounting policies.
The Company’s Condensed Consolidated Balance Sheet at September 30, 2017 has been derived from the Company’s audited Consolidated Balance Sheet at that date, but does not include all of the information and footnotes required by GAAP for complete financial statements.
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

Loans Receivable
Loans receivable are carried at outstanding principal amount, and are recognized in the “Other assets” line in the Condensed Consolidated Balance Sheets. Loans receivable are impaired when, based on current information and events, it is probable that the Company will be unable to collect all amounts due according to the contractual terms of the loan agreement. If it is determined that an impairment has occurred, an impairment loss is recognized for the amount by which the carrying value of the asset exceeds the present value of expected future cash flows and recorded in operating expenses in the Condensed Consolidated Statements of Operations.
Interest income is recorded on an accrual basis. For the three months ended December 30, 2017, the Company has classified interest income on loans receivable of $2.5 million in the “Other non-operating income” line in the Condensed Consolidated Statements of Operations. For the three months ended December 31, 2016, interest income on loans receivable of $2.7 million is classified in the “Other income, net” line in the Condensed Consolidated Statements of Operations.
Long-Lived Assets
The Company had non-cash investing activities of $1.3 million and $2.7 million during the three months ended December 30, 2017 and December 31, 2016, respectively, representing unpaid liabilities incurred during each period to acquire property, plant and equipment.
Statements of Cash Flows
Supplemental cash flow information was as follows:

	THREE MONTHS ENDED
	DECEMBER 30, 2017	DECEMBER 31, 2016
	(In millions)
Interest paid	$(25.5)	$(17.3)
Income taxes paid	(1.5)	(0.9)
During the three months ended December 30, 2017, the Company paid contingent consideration of $3.0 million related to the fiscal 2016 acquisition of Gavita Holdings B.V., and its subsidiaries (collectively, “Gavita”). During the three months ended December 31, 2016, the Company paid contingent consideration of $6.5 million related to the fiscal 2016 acquisition of a Canadian growing media operation.
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
RECENT ACCOUNTING PRONOUNCEMENTS
Income Taxes
On December 22, 2017, H.R.1 (the “Act,” formerly known as the “Tax Cuts and Jobs Act”) was signed into law and provides for significant changes to the U.S. Internal Revenue Code of 1986, as amended (the “Code”). Among other items, the Act implements a territorial tax system, imposes a one-time transition tax on deemed repatriated earnings of foreign subsidiaries, and permanently reduces the federal corporate tax rate to 21% effective January 1, 2018.
Additionally, the SEC released Staff Accounting Bulletin No. 118 (“SAB 118”) which provides guidance on accounting for the Act’s impact under Accounting Standards Codification (“ASC”) Topic 740, Income Taxes (“ASC 740”). The guidance in SAB 118 addresses certain fact patterns where the accounting for changes in tax laws or tax rates under ASC 740 is incomplete upon issuance of an entity's financial statements for the reporting period in which the Act is enacted. Under the staff guidance in SAB 118, in the financial reporting period in which the Act is enacted, the income tax effects of the Act (i.e., only for those tax effects in which the accounting under ASC 740 is incomplete) would be reported as a provisional amount based on a reasonable estimate (to the extent a reasonable estimate can be determined), which would be subject to adjustment during a “measurement period” until the accounting under ASC 740 is complete. The measurement period is limited to no more than one year beyond the enactment date under the staff's guidance. SAB 118 also describes supplemental disclosures that should accompany the provisional amounts, including the reasons for the incomplete accounting, the additional information or analysis that is needed, and other information relevant to why the registrant was not able to complete the accounting required under ASC 740 in a timely manner.

For discussion of the impacts of the Act that are material to the Company and required disclosures related to the Act which follow the guidance provided under SAB 118, refer to “NOTE 11. INCOME TAXES.”
Share-Based Compensation
In March 2016, the Financial Accounting Standards Board (“FASB”) issued an accounting standard update that simplifies several aspects of the accounting for employee share-based payment transactions, including the accounting for income taxes, forfeitures, and statutory tax withholding requirements, as well as classification in the statement of cash flows. The Company adopted this guidance effective October 1, 2017. The impact resulting from the adoption of this amended guidance is summarized below.
The amended accounting guidance requires all excess tax benefits and tax deficiencies to be recognized as income tax benefit or expense on a prospective basis in the period of adoption. The adoption of this provision of the amended accounting guidance resulted in the recognition of excess tax benefits of $0.4 million in the “Income tax benefit from continuing operations” line in the Condensed Consolidated Statement of Operations for the three months ended December 30, 2017. As the adoption was on a prospective basis, prior year activity has not been adjusted to conform with the current presentation; and excess tax benefits of $0.8 million have been recognized in the “Capital in excess of stated value” line within “Total equity—controlling interest” in the Condensed Consolidated Balance Sheets for the three months ended December 31, 2016.
The amended accounting guidance requires excess tax benefits to be classified as an operating activity in the statement of cash flows. Previously, excess tax benefits were presented as a cash inflow from financing activities and cash outflow from operating activities. The Company has elected to present these changes on a prospective basis and therefore the three months ended December 31, 2016 has not been adjusted to conform with the current presentation.
The amended accounting guidance requires cash paid to a tax authority when shares are withheld to satisfy statutory income tax withholding obligations to be classified as a financing activity in the statement of cash flows. The retrospective adoption of this provision of the amended accounting guidance resulted in the classification of payments of $0.1 million and zero as cash outflows from financing activities for the three months ended December 30, 2017 and December 31, 2016, respectively.
The Company has elected to continue to estimate the number of awards expected to vest, as permitted by the amended accounting guidance, rather than electing to account for forfeitures as they occur.
Derivatives and Hedging
In August 2017, the FASB issued an accounting standard update that modifies hedge accounting by making more hedge strategies eligible for hedge accounting, amending presentation and disclosure requirements, and changing how companies assess effectiveness. The intent is to simplify application of hedge accounting and increase transparency of information about an entity’s risk management activities. The Company early adopted this guidance effective October 1, 2017. The adoption of this guidance did not have a significant impact on the Company’s consolidated financial position, results of operations or cash flows.
Inventory
In July 2015, the FASB issued an accounting standard update that requires inventory to be measured “at the lower of cost and net realizable value,” thereby simplifying the current guidance that requires inventory to be measured at the lower of cost or market (market in this context is defined as one of three different measures, one of which is net realizable value). The Company adopted this guidance on a prospective basis effective October 1, 2017. The adoption of this guidance did not have a significant impact on the Company’s consolidated financial position, results of operations or cash flows.
Income Taxes
In November 2015, the FASB issued an accounting standard update to simplify the presentation of deferred income taxes by requiring that deferred income tax liabilities and assets be classified as noncurrent in a classified statement of financial position. The Company adopted this guidance on a retrospective basis during the fourth quarter of fiscal 2017. As a result, deferred tax assets totaling $44.8 million have been presented net within other liabilities in the Condensed Consolidated Balance Sheet as of December 31, 2016. This amount was previously reported within prepaid and other current assets.
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
The Company has made progress on its evaluation of the amended guidance, including identification of revenue streams and customer contract reviews. The Company is applying the five-step model to those contracts and revenue streams to evaluate the quantitative and qualitative impacts the new standard will have on its business and reported revenues. The provisions are effective for the Company in the first quarter of fiscal 2019 and we expect to adopt under the modified retrospective approach, which recognizes the cumulative effect of adoption as an adjustment to retained earnings at the date of initial application. The Company’s revenue is primarily product sales, which are recognized at a point in time when title transfers to customers and the Company has no further obligation to provide services related to such products. Although the Company is continuing to assess the impact of the amended guidance, it generally anticipates that its timing of recognition of revenue will be substantially unchanged under the amended guidance.
Leases
In February 2016, the FASB issued an accounting standard update which significantly changes the accounting for leases. This guidance requires lessees to recognize a lease liability for the obligation to make lease payments and a right-of-use asset for the right to use the underlying asset for the lease term. The provisions are effective for the Company’s financial statements no later than the fiscal year beginning October 1, 2019 and require a modified retrospective transition approach for leases that exist as of or are entered into after the beginning of the earliest comparative period presented in the financial statements. The Company is currently evaluating the impact of this standard on its consolidated results of operations, financial position and cash flows. The Company has made progress on its evaluation of the amended guidance, including identification of the population of leases affected, determining the information required to calculate the lease liability and right-of-use asset and evaluating models to assist in future reporting.
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

NOTE 2. DISCONTINUED OPERATIONS
International Business
On August 31, 2017, the Company completed the sale of the International Business for cash proceeds of $150.6 million at closing, which is net of seller financing provided by the Company in the form of a $29.7 million loan for seven years bearing interest at 5% for the first three years, with annual 2.5% increases thereafter. The transaction also included contingent consideration, a non-cash investing activity, with a maximum payout of $23.8 million and a fair value of $18.2 million, the payment of which will depend on the achievement of certain performance criteria by the International Business following the closing of the transaction through fiscal 2020. The seller financing loan and the contingent consideration receivable are recorded in the “Other assets” line in the Consolidated Balance Sheets. The cash proceeds are subject to post-closing adjustments and the Company has accrued $27.8 million in the “Other current liabilities” line in the Condensed Consolidated Balance Sheets related to working capital adjustments in respect of the actual closing date financial position of the International Business. The Company recorded a pre-tax gain on the sale of the International Business of $32.7 million, partially offset by the provision for income taxes of $12.0 million, during fiscal 2017. The pre-tax gain included a write-off of accumulated foreign currency translation adjustments of $18.5 million.
In connection with the transaction, the Company entered into certain ancillary agreements including a transition services agreement and a material supply agreement, which are not material, as well as a licensing agreement for the use of certain of the Company’s brand names with an initial fair value of $14.1 million.
During the three months ended December 30, 2017 and December 31, 2016, the Company recognized $1.4 million and $1.6 million, respectively, in transaction related costs associated with the sale of the International Business in the “Loss from discontinued operations, net of tax” line in the Condensed Consolidated Statements of Operations.

Scotts LawnService®
On April 13, 2016, pursuant to the terms of the Contribution and Distribution Agreement (the “Contribution Agreement”) between the Company and TruGreen Holding Corporation (“TruGreen Holdings”), the Company completed the contribution of the Scotts LawnService® business (the “SLS Business”) to a newly formed subsidiary of TruGreen Holdings (the “TruGreen Joint Venture”) in exchange for a minority equity interest of approximately 30% in the TruGreen Joint Venture. As a result, effective in its second quarter of fiscal 2016, the Company classified its results of operations for all periods presented to reflect the SLS Business as a discontinued operation and classified the assets and liabilities of the SLS Business as held for sale.
During the three months ended December 31, 2016, the Company recognized $0.6 million in transaction related costs associated with the divestiture of the SLS Business, and recorded an adjustment to the gain on the contribution of $0.3 million related to a post closing working capital adjustment.
The following table summarizes the results of the International Business and SLS Business within discontinued operations for each of the periods presented:

	THREE MONTHS ENDED
	DECEMBER 30, 2017	DECEMBER 31, 2016
	(In millions)
Net sales	$—	$39.4
Operating costs	—	47.0
Impairment, restructuring and other	1.4	2.2
Other (income) expense, net	—	(0.1)
(Gain) loss on sale / contribution of business	(0.2)	0.3
Interest expense	—	0.3
Loss from discontinued operations before income taxes	(1.2)	(10.3)
Income tax benefit from discontinued operations	—	(3.5)
Loss from discontinued operations, net of tax	$(1.2)	$(6.8)

The following table summarizes the major classes of assets and liabilities held for sale:

DECEMBER 31, 2016
(In millions)
Cash and cash equivalents	$15.6
Accounts receivable, net	53.7
Inventories	70.4
Prepaid and other assets	7.0
Property, plant and equipment, net	24.0
Goodwill and intangible assets, net	60.2
Other assets	15.0
Assets held for sale	$245.9

Accounts payable	$37.3
Other current liabilities	52.7
Long-term debt	29.1
Other liabilities	18.6
Liabilities held for sale	$137.7
The Condensed Consolidated Statements of Cash Flows do not present the cash flows from discontinued operations separately from cash flows from continuing operations. Cash used in operating activities related to discontinued operations totaled $1.4 million and $29.3 million for the three months ended December 30, 2017 and December 31, 2016, respectively. Cash used in investing activities related to discontinued operations totaled zero and $2.6 million for the three months ended December 30, 2017 and December 31, 2016, respectively.
NOTE 3. ACQUISITIONS AND INVESTMENTS
Fiscal 2018
On May 26, 2016, the Company’s Hawthorne segment acquired majority control and a 75% economic interest in Gavita. Gavita’s former ownership group initially retained a 25% noncontrolling interest in Gavita consisting of ownership of 5% of the outstanding shares of Gavita and a loan with interest payable based on distributions by Gavita. The loan was recorded at fair value in the “Long-term debt” line in the Consolidated Balance Sheets. On October 2, 2017, the Company’s Hawthorne segment acquired the remaining 25% noncontrolling interest in Gavita, including Agrolux, for $69.2 million, plus payment of contingent consideration of $3.0 million. The carrying value of the 25% noncontrolling interest consisted of long-term debt of $55.6 million and noncontrolling interest of $7.9 million. The difference between purchase price and carrying value was recognized in the “Capital in excess of stated value” line within “Total equity—controlling interest” in the Condensed Consolidated Balance Sheets.
On October 11, 2017, the Company’s Hawthorne segment completed the acquisition of substantially all of the U.S. and Canadian assets of Can-Filters Group Inc. (“Can-Filters”) for $73.9 million. Based in British Columbia, Can-Filters is a leading wholesaler of ventilation products for indoor and hydroponic gardening and industrial markets worldwide. The preliminary valuation of the acquired assets included (i) $2.1 million of cash, prepaid and other current assets, (ii) $7.7 million of inventory and accounts receivable, (iii) $4.4 million of fixed assets, (iv) $0.7 million of accounts payable and other current liabilities, (v) $39.7 million of finite-lived identifiable intangible assets, and (vi) $20.7 million of tax-deductible goodwill. Identifiable intangible assets included tradenames and customer relationships with useful lives ranging between 12 and 25 years. The estimated fair value of the identifiable intangible assets were determined using an income-based approach, which includes market participant expectations of cash flows that an asset with generate over the remaining useful life discounted to present value using an appropriate discount rate. Net sales for Can-Filters included within Hawthorne segment for the three months ended December 30, 2017 were $4.5 million.
Fiscal 2017
On August 11, 2017, the Company’s Hawthorne segment completed the acquisition of substantially all of the assets of the exclusive manufacturer and formulator of branded Botanicare® products for $32.0 million. The preliminary valuation of the acquired assets included (i) $0.3 million of inventory, (ii) $5.0 million of finite-lived identifiable intangible assets, and (iii) $26.7 million of tax-deductible goodwill. Identifiable intangible assets included manufacturing know-how and non-compete agreements with useful lives ranging between 5 and 10 years. The estimated fair values of the identifiable intangible assets were determined using an income-based approach, which includes market participant expectations of cash flows that an asset will generate over the remaining useful life discounted to present value using an appropriate discount rate.
On May 26, 2017, the Company’s majority-owned subsidiary Gavita completed the acquisition of Agrolux Holding B.V., and its subsidiaries (collectively, “Agrolux”), for $21.8 million. Based in the Netherlands, Agrolux is a worldwide supplier of horticultural lighting. The purchase price included contingent consideration, a non-cash investing activity, with a maximum payout and estimated fair value of $5.2 million, which is expected to be paid during the second quarter of fiscal 2018 based on the performance of the business through calendar year 2017. The preliminary valuation of the acquired assets included (i) $8.0 million of cash, prepaid and other current assets, (ii) $10.1 million of inventory and accounts receivable, (iii) $0.5 million of fixed assets, (iv) $8.6 million of accounts payable and other current liabilities, (v) $6.7 million of short term debt, (vi) $16.1 million of finite-lived identifiable intangible assets, (vii) $6.4 million of non-deductible goodwill, and (viii) $4.0 million of deferred tax liabilities. Identifiable intangible assets included tradenames and customer relationships with useful lives ranging between 10 and 20 years. The estimated fair values of the identifiable intangible assets were determined using an income-based approach, which includes market participant expectations of cash flows that an asset will generate over the remaining useful life discounted to present value using an appropriate discount rate. Net sales for Agrolux included within the Hawthorne segment for the three months ended December 30, 2017 were $20.8 million.
On October 3, 2016, the Company’s Hawthorne segment completed the acquisition of American Agritech, L.L.C., d/b/a Botanicare (“Botanicare”), an Arizona-based leading producer of plant nutrients, plant supplements and growing systems used for hydroponic gardening, for $92.6 million. The purchase price included contingent consideration, a non-cash investing activity, of $15.5 million, which was paid during the third quarter of fiscal 2017. The valuation of the acquired assets included (i) $1.2 million of cash, prepaid and other current assets, (ii) $8.4 million of inventory and accounts receivable, (iii) $1.4 million of fixed assets, (iv) $2.3 million of accounts payable and other current liabilities, (v) $53.0 million of finite-lived identifiable intangible assets, and (vi) $30.9 million of tax-deductible goodwill. Identifiable intangible assets included tradenames, customer relationships and non-compete arrangements with useful lives ranging between 5 and 25 years. The estimated fair values of the identifiable intangible assets were determined using an income-based approach, which includes market participant expectations of cash flows that an asset will generate over the remaining useful life discounted to present value using an appropriate discount rate. Net sales for Botanicare included within the Hawthorne segment for the three months ended December 30, 2017 and December 31, 2016 were $7.1 million and $9.9 million, respectively.
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
NOTE 4. INVESTMENT IN UNCONSOLIDATED AFFILIATES
As of December 30, 2017, the Company held a minority equity interest of approximately 30% in the TruGreen Joint Venture. In addition, the Company and TruGreen Holdings are parties to a limited liability company agreement (the “LLC Agreement”) governing the management of the TruGreen Joint Venture, as well as certain ancillary agreements including a transition services agreement. The LLC Agreement provides the Company with minority representation on the board of directors of the TruGreen Joint Venture. The Company’s interest had an initial fair value of $294.0 million and was previously accounted for using the equity method of accounting, with the Company’s proportionate share of the TruGreen Joint Venture earnings reflected in the Condensed Consolidated Statements of Operations. In the first quarter of fiscal 2018, the Company discontinued applying the equity method of accounting for the TruGreen Joint Venture as the Company’s net investment and advances were reduced to a liability. The Company does not have any contractual obligations to fund losses of the TruGreen Joint Venture.
In connection with the closing of the transactions contemplated by the Contribution Agreement on April 13, 2016, the Company invested $18.0 million in second lien term loan financing to the TruGreen Joint Venture. The second lien term loan receivable had a carrying value of $18.1 million and $18.0 million at December 30, 2017 and December 31, 2016, respectively, and is recorded in the “Other assets” line in the Condensed Consolidated Balance Sheets. The Company was reimbursed $0.5 million during the three months ended December 30, 2017 and had accounts receivable of $0.2 million at December 30, 2017 for expenses incurred pursuant to a short-term transition services agreement. The Company was reimbursed $19.0 million during the three months ended December 31, 2016 and had accounts receivable of $17.2 million at December 31, 2016 for expenses incurred pursuant to a short-term transition services agreement and an employee leasing agreement. The Company also had an indemnification asset of $4.5 million and $9.1 million at December 30, 2017 and December 31, 2016, respectively, for future payments on claims associated with insurance programs. The Company received distributions from unconsolidated affiliates intended to cover required tax payments of zero and $2.2 million during the three months ended December 30, 2017 and

December 31, 2016, respectively. The Company has received cumulative distributions from the TruGreen Joint Venture in excess of its investment balance, which resulted in an amount recorded in the “Distributions in excess of investment in unconsolidated affiliate” line in the Condensed Consolidated Balance Sheets of $21.9 million at December 30, 2017. In accordance with the applicable accounting guidance, the Company reclassified the negative balance to the liability section of the Condensed Consolidated Balance Sheet.
During the fourth quarter of fiscal 2017, the Company made a $29.4 million investment in an unconsolidated subsidiary whose products support the professional U.S. industrial, turf and ornamental market (the “IT&O Joint Venture”). During the three months ended December 30, 2017, the Company invested $5.3 million in line of credit financing to the IT&O Joint Venture, which is recorded in the “Other assets” line in the Condensed Consolidated Balance Sheets.
The following table presents summarized financial information of the Company’s unconsolidated affiliates:

	THREE MONTHS ENDED
	DECEMBER 30, 2017	DECEMBER 31, 2016
	(in millions)
Revenue	$272.2	$252.2
Gross margin	76.0	61.1
Selling and administrative expenses	64.0	41.4
Amortization expense	12.1	20.2
Interest expense	17.5	16.9
Restructuring and other charges	3.6	26.6
Net income (loss)	$(21.2)	$(44.0)
Net income (loss) does not include income taxes, which are recognized and paid by the partners of the unconsolidated affiliates. The income taxes associated with the Company’s share of net loss have been recorded in the “Income tax benefit from continuing operations” line in the Condensed Consolidated Statements of Operations.
The Company recognized equity in (income) loss of unconsolidated affiliates of $(0.6) million for the three months ended December 30, 2017 as compared to $13.2 million for the three months ended December 31, 2016. The Company’s share of restructuring and other charges incurred by the TruGreen Joint Venture was $9.6 million for the three months ended December 31, 2016. These charges included $7.9 million for nonrecurring integration and separation costs and $1.7 million for a non-cash purchase accounting fair value write-down adjustment related to deferred revenue and advertising for the three months ended December 31, 2016.
NOTE 5. IMPAIRMENT, RESTRUCTURING AND OTHER
Activity described herein is classified within the “Impairment, restructuring and other” and “Loss from discontinued operations, net of tax” lines in the Condensed Consolidated Statements of Operations.
The following table details impairment, restructuring and other charges (recoveries) for each of the periods presented:

	THREE MONTHS ENDED
	DECEMBER 30, 2017	DECEMBER 31, 2016
	(In millions)
Operating expenses:
Restructuring and other charges (recoveries)	$(0.2)	$(0.2)
Impairment, restructuring and other charges (recoveries) from continuing operations	$(0.2)	$(0.2)
Restructuring and other charges from discontinued operations	1.4	2.2
Total impairment, restructuring and other charges (recoveries)	$1.2	$2.0

The following table summarizes the activity related to liabilities associated with restructuring and other, excluding insurance reimbursement recoveries, during the three months ended December 30, 2017 (in millions):

Amounts accrued for restructuring and other at September 30, 2017	$12.1
Restructuring and other charges from continuing operations	(0.2)
Restructuring and other charges from discontinued operations	1.4
Payments and other	(4.0)
Amounts accrued for restructuring and other at December 30, 2017	$9.3
Included in restructuring accruals, as of December 30, 2017, is $1.5 million that is classified as long-term. Payments against the long-term accruals will be incurred as the employees covered by the restructuring plan retire or through the passage of time. The remaining amounts accrued will continue to be paid out over the course of the next twelve months.
In the first quarter of fiscal 2016, the Company announced a series of initiatives called Project Focus designed to maximize the value of its non-core assets and focus on emerging categories of the lawn and garden industry in its core U.S. business. During each of the three months ended December 30, 2017 and December 31, 2016, the Company’s U.S. Consumer segment recognized adjustments of $0.2 million related to previously recognized termination benefits in the “Impairment, restructuring and other” line in the Condensed Consolidated Statements of Operations. Costs incurred to date since the inception of the current Project Focus initiatives are $9.9 million for the U.S. Consumer segment, $0.9 million for the Hawthorne segment and $1.2 million for the Other segment, related to transaction activity, termination benefits and facility closure costs.
On April 13, 2016, as part of Project Focus, the Company completed the contribution of the SLS Business to the TruGreen Joint Venture. Refer to “NOTE 2. DISCONTINUED OPERATIONS” for more information. During the three months ended December 31, 2016, the Company recognized $0.6 million in transaction related costs associated with the divestiture of the SLS Business in the “Loss from discontinued operations, net of tax” line in the Condensed Consolidated Statements of Operations.
On August 31, 2017, the Company completed the sale of the International Business. As a result, effective in its fourth quarter of fiscal 2017, the Company classified its results of operations for all periods presented to reflect the International Business as a discontinued operation and classified the assets and liabilities of the International Business as held for sale. Refer to “NOTE 2. DISCONTINUED OPERATIONS” for more information. During the three months ended December 30, 2017 and December 31, 2016, the Company recognized $1.4 million and $1.6 million, respectively, in transaction related costs associated with the sale of the International Business in the “Loss from discontinued operations, net of tax” line in the Condensed Consolidated Statements of Operations.
NOTE 6. INVENTORIES
Inventories consisted of the following for each of the periods presented:

	DECEMBER 30, 2017	DECEMBER 31, 2016	SEPTEMBER 30, 2017
	(In millions)
Finished goods	$462.3	$461.9	$210.6
Work-in-process	71.0	60.9	57.6
Raw materials	162.8	163.1	139.3
Total inventories	$696.1	$685.9	$407.5

Adjustments to reflect inventories at net realizable values were $11.4 million at December 30, 2017, $7.2 million at December 31, 2016 and $10.5 million at September 30, 2017.
NOTE 7. MARKETING AGREEMENT
The Scotts Company LLC (“Scotts LLC”) is the exclusive agent of Monsanto for the marketing and distribution of consumer Roundup® non-selective weedkiller products in the consumer lawn and garden market in certain countries pursuant to an Amended and Restated Exclusive Agency and Marketing Agreement (the “Original Marketing Agreement”). In consideration for the rights granted to the Company under the Original Marketing Agreement in 1998, the Company paid a marketing fee of $32.0 million to Monsanto. The Company deferred this amount on the basis that the payment will provide a future benefit through commissions that will be earned under the Marketing Agreement. The economic useful life over which the marketing fee is being amortized is 20 years, with a remaining unamortized amount of $0.6 million and remaining amortization period of less than one year. On May 15, 2015, the Company and Monsanto entered into an Amendment to the Original Marketing Agreement (the “Marketing Agreement Amendment”), a Lawn and Garden Brand Extension Agreement (the “Brand Extension Agreement”) and a Commercialization

and Technology Agreement (the “Commercialization and Technology Agreement”). In consideration for these agreements, the Company paid $300.0 million to Monsanto and recorded this amount as intangible assets for which the related economic useful life is indefinite.
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

	THREE MONTHS ENDED
	DECEMBER 30, 2017	DECEMBER 31, 2016
	(In millions)
Gross commission	$0.1	$1.2
Contribution expenses	(4.5)	(4.5)
Amortization of marketing fee	(0.2)	(0.2)
Net commission	(4.6)	(3.5)
Reimbursements associated with Marketing Agreement	12.9	14.3
Total net sales associated with Marketing Agreement	$8.3	$10.8
NOTE 8. DEBT
The components of debt are as follows:

	DECEMBER 30, 2017	DECEMBER 31, 2016	SEPTEMBER 30, 2017
	(In millions)
Credit Facilities:
Revolving loans	$798.8	$699.3	$300.5
Term loans	270.0	285.0	273.8
Senior Notes – 5.250%	250.0	250.0	250.0
Senior Notes – 6.000%	400.0	400.0	400.0
Receivables facility	38.0	—	80.0
Other	34.5	64.8	105.4
Total debt	1,791.3	1,699.1	1,409.7
Less current portions	86.1	41.8	143.1
Less unamortized debt issuance costs	8.2	9.2	8.6
Long-term debt	$1,697.0	$1,648.1	$1,258.0
Credit Facilities
On October 29, 2015, the Company entered into the fourth amended and restated credit agreement (the “credit agreement”), providing the Company and certain of its subsidiaries with five-year senior secured loan facilities in the aggregate principal amount of $1.9 billion, comprised of a revolving credit facility of $1.6 billion and a term loan in the original principal amount of $300.0 million (the “credit facilities”). The credit agreement also provides the Company with the right to seek additional committed credit under the agreement in an aggregate amount of up to $500.0 million plus an unlimited additional amount, subject to certain specified financial and other conditions. Under the credit agreement, the Company has the ability to obtain letters of credit up to $100.0 million. The credit agreement will terminate on October 29, 2020. Borrowings on the revolving credit facility may be made in various currencies, including U.S. dollars, euro, British pounds, Australian dollars and Canadian dollars. The terms of the credit agreement include customary representations and warranties, affirmative and negative covenants, financial covenants and events of default. The proceeds of borrowings on the credit facilities may be used: (i) to finance working capital requirements and other general corporate purposes of the Company and its subsidiaries; and (ii) to refinance the amounts outstanding under the former credit facility.
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

At December 30, 2017, the Company had letters of credit outstanding in the aggregate principal amount of $22.7 million, and $778.5 million of availability under the credit agreement, subject to the Company’s continued compliance with the covenants discussed below. The weighted average interest rates on average borrowings under the credit agreement were 3.2% and 2.7% for the three months ended December 30, 2017 and December 31, 2016, respectively.
The credit agreement contains, among other obligations, an affirmative covenant regarding the Company’s leverage ratio on the last day of each quarter calculated as average total indebtedness, divided by the Company’s earnings before interest, taxes, depreciation and amortization (“EBITDA”), as adjusted pursuant to the terms of the credit agreement (“Adjusted EBITDA”). The maximum leverage ratio was 4.50 as of December 30, 2017. The Company’s leverage ratio was 3.11 at December 30, 2017. The credit agreement also includes an affirmative covenant regarding its interest coverage ratio. The interest coverage ratio is calculated as Adjusted EBITDA divided by interest expense, as described in the credit agreement, and excludes costs related to refinancings. The minimum interest coverage ratio was 3.00 for the twelve months ended December 30, 2017. The Company’s interest coverage ratio was 7.32 for the twelve months ended December 30, 2017. The credit agreement allows the Company to make unlimited restricted payments (as defined in the credit agreement), including increased or one-time dividend payments and Common Share repurchases, as long as the leverage ratio resulting from the making of such restricted payments is 4.00 or less. Otherwise the Company may only make restricted payments in an aggregate amount for each fiscal year not to exceed the amount set forth in the credit agreement for such fiscal year ($200.0 million for fiscal 2018 and each fiscal year thereafter).
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
Senior Notes - 6.000%
On October 13, 2015, Scotts Miracle-Gro issued $400.0 million aggregate principal amount of 6.000% senior notes due 2023 (the “6.000% Senior Notes”). The net proceeds of the offering were used to repay outstanding borrowings under the credit agreement. The 6.000% Senior Notes represent general unsecured senior obligations and rank equal in right of payment with the Company’s existing and future unsecured senior debt. The 6.000% Senior Notes have interest payment dates of April 15 and October 15 of each year. The 6.000% Senior Notes may be redeemed, in whole or in part, on or after October 15, 2018 at applicable redemption premiums. The 6.000% Senior Notes contain customary covenants and events of default and mature on October 15, 2023. Substantially all of Scotts Miracle-Gro’s domestic subsidiaries serve as guarantors of the 6.000% Senior Notes.
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

On August 25, 2017, the Company entered into Amendment No. 1 to Master Framework Agreement (“the Amendment”). The Amendment (i) extends the expiration date of the Receivables Facility from August 25, 2017 to August 24, 2018, (ii) defines the seasonal commitment period of the Receivables Facility as beginning on February 23, 2018 and ending on June 15, 2018, (iii) increases the eligible amount of customer accounts receivable which may be sold from up to $250.0 million to up to $400.0 million and (iv) increases the commitment amount of the Receivables Facility during the seasonal commitment period from up to $100.0 million to up to $160.0 million.
The Company accounts for the sale of receivables under the Receivables Facility as short-term debt and continues to carry the receivables on its Condensed Consolidated Balance Sheet, primarily as a result of the Company’s requirement to repurchase receivables sold. There were $38.0 million in borrowings or receivables pledged as collateral under the Receivables Facility as of December 30, 2017. The carrying value of the receivables pledged as collateral was $42.2 million as of December 30, 2017. As of December 30, 2017, there was $0.1 million of availability under the Receivables Facility.
Other
In connection with the acquisition of a controlling interest in Gavita during fiscal 2016, the Company recorded a loan to the noncontrolling ownership group of Gavita. On October 2, 2017, the Company’s Hawthorne segment acquired the remaining 25% noncontrolling interest in Gavita, which included extinguishment of the loan to the noncontrolling ownership group of Gavita with a fair value and carrying value of $55.6 million. The fair value of the loan was $36.4 million and $55.6 million at December 31, 2016 and September 30, 2017, respectively.
Interest Rate Swap Agreements
The Company has outstanding interest rate swap agreements with major financial institutions that effectively convert a portion of the Company’s variable-rate debt to a fixed rate. The swap agreements had a maximum total U.S. dollar equivalent notional amount of $1,300.0 million at December 30, 2017, $1,150.0 million at December 31, 2016 and $1,100.0 million at September 30, 2017, respectively. Interest payments made between the effective date and expiration date are hedged by the swap agreements, except as noted below.
The notional amount, effective date, expiration date and rate of each of these swap agreements outstanding at December 30, 2017 are shown in the table below:

Notional Amount (in millions)		Effective Date (a)	Expiration Date	Fixed Rate
$300	(b)	11/21/2016	6/20/2018	0.83%
200	(b)	11/7/2016	8/7/2018	0.84%
150	(c)	2/7/2017	5/7/2019	2.12%
50	(c)	2/7/2017	5/7/2019	2.25%
50		2/28/2018	5/28/2019	2.01%
200	(d)	12/20/2016	6/20/2019	2.12%
250	(b)	1/8/2018	6/8/2020	2.09%
100		6/20/2018	10/20/2020	2.15%

(a)	The effective date refers to the date on which interest payments were first hedged by the applicable swap agreement.

(b)	Notional amount adjusts in accordance with a specified seasonal schedule. This represents the maximum notional amount at any point in time.

(c)	Interest payments made during the three-month period of each year that begins with the month and day of the effective date are hedged by the swap agreement.

(d)	Interest payments made during the six-month period of each year that begins with the month and day of the effective date are hedged by the swap agreement.
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

5.250% Senior Notes
The fair value of the 5.250% Senior Notes was determined based on the trading of the 5.250% Senior Notes in the open market. The difference between the carrying value and the fair value of the 5.250% Senior Notes represents the premium or discount on that date. Based on the trading value on or around December 30, 2017, the fair value of the 5.250% Senior Notes was approximately $262.8 million. The fair value measurement for the 5.250% Senior Notes was classified in Level 1 of the fair value hierarchy.
6.000% Senior Notes
The fair value of the 6.000% Senior Notes was determined based on the trading of the 6.000% Senior Notes in the open market. The difference between the carrying value and the fair value of the 6.000% Senior Notes represents the premium or discount on that date. Based on the trading value on or around December 30, 2017, the fair value of the 6.000% Senior Notes was approximately $423.5 million. The fair value measurement for the 6.000% Senior Notes was classified in Level 1 of the fair value hierarchy.
Accounts Receivable Pledged
The interest rate on the short-term debt associated with accounts receivable pledged under the Receivables Facility fluctuated with the applicable LIBOR and thus the carrying value is a reasonable estimate of fair value. The fair value measurement for the Receivables Facility was classified in Level 2 of the fair value hierarchy.
Weighted Average Interest Rate
The weighted average interest rates on the Company’s debt were 4.7% and 4.3% for the three months ended December 30, 2017 and December 31, 2016, respectively.
NOTE 9. RETIREMENT AND RETIREE MEDICAL PLANS
The following summarizes the components of net periodic benefit (income) cost for the retirement and retiree medical plans sponsored by the Company:

	THREE MONTHS ENDED
	DECEMBER 30, 2017			DECEMBER 31, 2016
	U.S. Pension	International Pension	U.S. Medical	U.S. Pension	International Pension	U.S. Medical
	(In millions)
Service cost	$—	$0.2	$0.1	$—	$0.2	$0.1
Interest cost	0.8	1.0	0.1	0.7	0.9	0.2
Expected return on plan assets	(1.2)	(2.0)	—	(1.2)	(1.9)	—
Net amortization	0.4	0.3	(0.2)	0.4	0.5	(0.2)
Net periodic benefit (income) cost	$—	$(0.5)	$—	$(0.1)	$(0.3)	$0.1

NOTE 10. EQUITY
The following table provides a summary of the changes in total equity, equity attributable to controlling interest, and equity attributable to noncontrolling interests for the three months ended December 30, 2017 and December 31, 2016 (in millions):

	Common Shares and Capital in Excess of Stated Value	Retained Earnings	Treasury Shares	Accumulated Other Comprehensive Loss	Total Equity - Controlling Interest	Non-controlling Interest	Total Equity
Balance at September 30, 2016	$401.7	$881.8	$(451.4)	$(116.9)	$715.2	$19.1	$734.3
Net income (loss)	—	(65.3)	—	—	(65.3)	0.4	(64.9)
Other comprehensive income (loss)	—	—	—	(0.2)	(0.2)	—	(0.2)
Share-based compensation	3.2	—	—	—	3.2	—	3.2
Dividends declared ($0.50 per share)	—	(30.1)	—	—	(30.1)	—	(30.1)
Treasury share purchases	—	—	(43.4)	—	(43.4)	—	(43.4)
Treasury share issuances	(1.5)	—	2.9	—	1.4	—	1.4
Adjustment to noncontrolling interest due to ownership change	(1.0)	—	—	—	(1.0)	1.0	—
Distribution declared by AeroGrow	—	—	—	—	—	(8.1)	(8.1)
Balance at December 31, 2016	$402.4	$786.4	$(491.9)	$(117.1)	$579.8	$12.4	$592.2

Balance at September 30, 2017	$407.6	$978.2	$(667.8)	$(69.2)	$648.8	$12.9	$661.7
Net income (loss)	—	(21.2)	—	—	(21.2)	—	(21.2)
Other comprehensive income (loss)	—	—	—	1.0	1.0	—	1.0
Share-based compensation	6.0	—	—	—	6.0	—	6.0
Dividends declared ($0.53 per share)	—	(31.1)	—	—	(31.1)	—	(31.1)
Treasury share purchases	—	—	(96.6)	—	(96.6)	—	(96.6)
Treasury share issuances	—	—	1.6	—	1.6	—	1.6
Acquisition of remaining noncontrolling interest in Gavita	(5.7)	—	—	—	(5.7)	(7.9)	(13.6)
Balance at December 30, 2017	$407.9	$925.9	$(762.8)	$(68.2)	$502.8	$5.0	$507.8
Share Repurchases
In August 2014, the Scotts Miracle-Gro Board of Directors authorized the repurchase of up to $500 million of Common Shares over a five-year period (effective November 1, 2014 through September 30, 2019). On August 3, 2016, Scotts Miracle-Gro announced that its Board of Directors authorized a $500.0 million increase to the share repurchase authorization ending on September 30, 2019. The amended authorization allows for repurchases of Common Shares of up to $1.0 billion through September 30, 2019. The authorization provides the Company with flexibility to purchase Common Shares from time to time in open market purchases or through privately negotiated transactions. All or part of the repurchases may be made under Rule 10b5-1 plans, which the Company may enter into from time to time and which enable the repurchases to occur on a more regular basis, or pursuant to accelerated share repurchases. The share repurchase authorization, which expires September 30, 2019, may be suspended or discontinued at any time, and there can be no guarantee as to the timing or amount of any repurchases. During the three months ended December 30, 2017, Scotts Miracle-Gro repurchased 1.0 million Common Shares for $96.6 million. From the inception of this share repurchase program in the fourth quarter of fiscal 2014 through December 30, 2017, Scotts Miracle-Gro repurchased approximately 5.7 million Common Shares for $488.1 million.
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
On October 30, 2017, the Company issued 0.2 million upfront performance-based award units, covering a four-year performance period, with an estimated fair value of $20.2 million on the date of grant to certain Hawthorne segment employees as part of its Project Focus initiative. These awards provide for a vesting period of approximately four years based on achievement of specific performance goals aligned with the strategic objectives of the Company’s Project Focus initiatives. Based on the extent to which the targets are achieved, vested shares may range from 50 to 250 percent of the target award amount. The performance goal is based on cumulative Hawthorne non-GAAP adjusted earnings. Performance-based award units accrue cash dividend equivalents that are payable upon vesting of the awards.
Subsequent to December 30, 2017, the Company awarded restricted stock units, performance-based award units and deferred stock units representing 0.2 million Common Shares to employees and members of the Board of Directors with an estimated fair value of $13.9 million on the date of the grant.
The following is a summary of the share-based awards granted during each of the periods indicated:

	THREE MONTHS ENDED
	DECEMBER 30, 2017	DECEMBER 31, 2016
Employees
Restricted stock units	4,914	1,230
Performance units	204,702	1,505
Board of Directors
Deferred stock units	449	1,261
Total share-based awards	210,065	3,996

Aggregate fair value at grant dates (in millions)	$20.6	$0.3
Total share-based compensation was as follows for each of the periods indicated:

	THREE MONTHS ENDED
	DECEMBER 30, 2017	DECEMBER 31, 2016
	(In millions)
Share-based compensation	$6.0	$2.3
Tax benefit recognized	2.3	0.9
Performance-based awards
Performance-based award activity was as follows (based on target award amounts):

	No. of Units	Wtd. Avg. Grant Date Fair Value per Unit
Awards outstanding at September 30, 2017	596,933	88.01
Granted	204,702	98.81
Awards outstanding at December 30, 2017	801,635	90.77
NOTE 11. INCOME TAXES
On December 22, 2017, H.R.1 (the “Act,” formerly known as the “Tax Cuts and Jobs Act”) was signed into law and provides for significant changes to the U.S. Internal Revenue Code of 1986, as amended (the “Code”). The Act has widespread applicability to companies, impacting corporate tax rates, business-related exclusions, deduction and credits, and international taxability. Among other items important to the Company, the Act implements a territorial tax system, imposes a one-time transition tax on deemed repatriated earnings of foreign subsidiaries, and permanently reduces the federal corporate tax rate to 21% effective January 1, 2018. As the Company’s fiscal year end falls on September 30, the statutory federal corporate tax rate for fiscal 2018 will be prorated to 24.5%, with the statutory rate for fiscal 2019 and beyond at 21%.
The effective tax rates related to continuing operations for the three months ended December 30, 2017 and December 31, 2016 were 76.9% and 35.7%, respectively. The effective tax rate used for interim reporting purposes is based on management’s best estimate of factors impacting the effective tax rate for the full fiscal year and includes the impact of discrete items recognized in the quarter. There can be no assurance that the effective tax rate estimated for interim financial reporting purposes will approximate the effective tax rate determined at fiscal year end.
At September 30, 2017, the Company had a net deferred tax liability of $157.5 million. Under GAAP, the Company uses the asset and liability method of accounting for income taxes. Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The Company’s net deferred tax liability of $157.5 million was determined based on the current enacted federal tax rate of 35% prior to the passage of the Act. As a result of the reduction in the corporate income tax rate from 35% to 21% under the Act, the Company revalued its net deferred tax liability at December 30, 2017. The Company reasonably estimates that this results in a reduction in the value of its net deferred tax liability of $45.9 million, which has been recorded in the “Income tax benefit from continuing operations” line in the Condensed Consolidated Statement of Operations for the three months ended December 30, 2017. The Company’s actual write-down may vary from the current estimate due to a number of uncertainties and factors, including the completion of the Company’s consolidated financial statements as of and for the year ending September 30, 2018, and is subject to further clarification of the new law that cannot be fully estimated at this time. In accordance with SAB 118, any necessary measurement adjustments will be recorded and disclosed within one year from the enactment date within the period the adjustments are determined.
Further, the Act provides for a one-time transition tax on “deemed repatriation” of accumulated foreign earnings for the year ended September 30, 2018. The Company reasonably estimates U.S. federal tax on the deemed repatriation of $14.0 million. However, after the application of $10.7 million of foreign tax credits generated from the repatriation, plus utilization of $3.2 million of foreign tax credit carryovers previously reserved under a full valuation allowance, no cash payment is expected to be due. Additionally, state tax expense is expected to increase by $0.1 million as a result of the deemed repatriation in the current fiscal year. These amounts have been recorded in the “Income tax benefit from continuing operations” line in the Condensed Consolidated Statement of Operations for the three months ended December 30, 2017. While the Company believes this is a reasonable estimate of the effects of the transition tax, it is subject to further analysis which cannot be completed until after the end of the fiscal year. The additional information and analysis may cause the actual liability to differ from the current estimate. In accordance with SAB 118, any necessary measurement adjustments will be recorded and disclosed within one year from the enactment date within the period the adjustments are determined.
The Company does not currently have the information necessary to determine a reasonable estimate of the current or deferred impacts of certain aspects of the Act including those related to executive compensation and international taxation that are not effective until the Company's fiscal year ended September 30, 2019. These include the potential impacts of the limitation on tax deductions for performance-based compensation of certain individuals and the so-called “Global Intangible Low-Tax Income (GILTI)” and “Foreign Derived Intangible Income (FDII)” per the Act. Because of the complexity of the new GILTI tax rules, the Company continues to evaluate this provision of the Act and the application of ASC 740. Under GAAP, the Company is permitted to make an accounting policy election of either (1) treating taxes due on future U.S. inclusions in taxable income related to GILTI as a current-period expense when incurred (the “period cost method”) or (2) factoring such amounts into a company’s measurement of its deferred taxes (the “deferred method”). The Company’s selection of an accounting policy with respect to the new GILTI tax rules will depend, in part, on analyzing its global income to determine whether it expects to have future U.S. inclusions in taxable income related to GILTI and, if so, what the impact is expected to be. Because whether the Company expects to have future U.S. inclusions in taxable income related to GILTI depends on not only its current structure and estimated future results of global operations but also its intent and ability to modify its structure and/or its business, the Company is not yet able to reasonably estimate the effect of this provision of the Tax Act. Therefore, in accordance with SAB 118, the Company has not made any adjustments related to potential GILTI tax in its financial statements and has not made a policy election decision regarding whether to record deferred taxes on GILTI. Similarly, in accordance with SAB 118, the Company has not adjusted its current or deferred taxes for the tax effects of FDII or the limitation on tax deductions for performance-based compensation in the current period. Estimates of these amounts will be recorded in the first reporting period in which a reasonable estimate can be determined.
Scotts Miracle-Gro or one of its subsidiaries files income tax returns in the U.S. federal jurisdiction and various state, local and foreign jurisdictions. Subject to the following exceptions, the Company is no longer subject to examination by these tax authorities for fiscal years prior to 2014. The Company is currently under examination by certain U.S. state and local tax authorities.

The tax periods under examination are limited to fiscal years 2011 through 2016. In addition to the aforementioned audits, certain other tax deficiency notices and refund claims for previous years remain unresolved.
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
Regulatory Matters
At December 30, 2017, $4.3 million was accrued in the “Other liabilities” line in the Condensed Consolidated Balance Sheets for environmental actions, the majority of which are for site remediation. The amounts accrued are believed to be adequate to cover such known environmental exposures based on current facts and estimates of likely outcomes. Although it is reasonably possible that the costs to resolve such known environmental exposures will exceed the amounts accrued, any variation from accrued amounts is not expected to be material.
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
The Company has been named as a defendant in In re Scotts EZ Seed Litigation, Case No. 12-cv-4727 (VB), a New York and California class action lawsuit filed August 9, 2012 in the United States District Court for the Southern District of New York that asserts claims under false advertising and other legal theories based on a marketing statement on the Company’s EZ Seed grass seed product from 2009 to 2012. The plaintiffs seek, on behalf of themselves and purported class members, various forms of monetary and non-monetary relief, including statutory damages that they contend could amount to hundreds of millions of dollars. The Company has defended the action vigorously, disputes the plaintiffs’ claims and theories, including the recoverability of statutory damages, and intends to continue vigorously defending the action. In 2017, the Court eliminated certain claims, narrowed the case in certain respects, and permitted the case to continue proceeding as a class action. On August 7, 2017, the Court requested briefs on the Company’s request for interlocutory review of issues relating to the recoverability of statutory damages in a class action by the United States Court of Appeals for the Second Circuit and, on August 31, 2017, approved that request. On January 8, 2018, however, the Second Circuit denied the interlocutory appeal request. At this point in the proceedings, it is not currently possible to reasonably estimate a probable loss, if any, associated with the action and, accordingly, no accruals have been recorded in our consolidated financial statements with respect to the action. There can be no assurance that this action will not have a material adverse effect on our financial condition, results of operations or cash flows.
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
Exchange Rate Risk Management
The Company uses currency forward contracts to manage the exchange rate risk associated with intercompany loans with foreign subsidiaries that are denominated in local currencies. At December 30, 2017, the notional amount of outstanding currency forward contracts was $302.3 million, with a negative fair value of $4.7 million. At December 31, 2016, the notional amount of outstanding currency forward contracts was $238.1 million, with a fair value of $2.9 million. At September 30, 2017, the notional amount of outstanding currency forward contracts was $268.3 million, with a fair value of $1.8 million. The fair value of currency forward contracts is determined using forward rates in commonly quoted intervals for the full term of the contracts. The outstanding contracts will mature over the next fiscal quarter.
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
The Company has outstanding interest rate swap agreements with major financial institutions that effectively convert a portion of the Company’s variable-rate debt to a fixed rate. The swap agreements had a maximum total U.S. dollar equivalent notional amount of $1,300.0 million at December 30, 2017, $1,150.0 million at December 31, 2016 and $1,100.0 million at September 30, 2017. Refer to “NOTE 8. DEBT” for the terms of the swap agreements outstanding at December 30, 2017. Included in the AOCI balance at December 30, 2017 was a gain of $0.3 million related to interest rate swap agreements that is expected to be reclassified to earnings during the next twelve months, consistent with the timing of the underlying hedged transactions.
Commodity Price Risk Management
The Company enters into hedging arrangements designed to fix the price of a portion of its projected future urea requirements. The contracts are designated as hedges of the Company’s exposure to future cash flow fluctuations associated with the cost of urea. The objective of the hedges is to mitigate the earnings and cash flow volatility attributable to the risk of changing prices. Since the contracts have been designated as hedging instruments, unrealized gains or losses resulting from adjusting these contracts to fair value are recorded as elements of AOCI within the Condensed Consolidated Balance Sheets. Realized gains or losses remain as a component of AOCI until the related inventory is sold. Upon sale of the underlying inventory, the gain or loss is reclassified to cost of sales. Included in the AOCI balance at December 30, 2017 was a gain of $1.8 million related to urea derivatives that is expected to be reclassified to earnings during the next twelve months, consistent with the timing of the underlying hedged transactions.
The Company also uses derivatives to partially mitigate the effect of fluctuating diesel costs on operating results. These financial instruments are carried at fair value within the Condensed Consolidated Balance Sheets. Changes in the fair value of derivative contracts that qualify for hedge accounting are recorded in AOCI. The effective portion of the change in fair value remains as a component of AOCI until the related fuel is consumed, at which time the accumulated gain or loss on the derivative contract is reclassified to cost of sales. Changes in the fair value of derivatives that do not qualify for hedge accounting are recorded as an element of cost of sales. At December 30, 2017, there were no amounts included within AOCI.
The Company had the following outstanding commodity contracts that were entered into to hedge forecasted purchases:

COMMODITY	DECEMBER 30, 2017	DECEMBER 31, 2016	SEPTEMBER 30, 2017
Urea	40,500 tons	19,500 tons	76,500 tons
Diesel	4,536,000 gallons	5,292,000 gallons	5,586,000 gallons
Heating Oil	1,344,000 gallons	1,680,000 gallons	1,386,000 gallons
Fair Values of Derivative Instruments
The fair values of the Company’s derivative instruments were as follows:

		ASSETS / (LIABILITIES)
DERIVATIVES DESIGNATED AS HEDGING INSTRUMENTS		DECEMBER 30, 2017	DECEMBER 31, 2016	SEPTEMBER 30, 2017
	BALANCE SHEET LOCATION	FAIR VALUE
		(In millions)
Interest rate swap agreements	Prepaid and other current assets	$1.4	$0.1	$1.3
	Other assets	0.2	1.0	—
	Other current liabilities	(1.0)	(2.8)	(0.8)
	Other liabilities	—	(1.0)	(0.4)
Commodity hedging instruments	Prepaid and other current assets	2.6	1.1	3.2
Total derivatives designated as hedging instruments		$3.2	$(1.6)	$3.3

DERIVATIVES NOT DESIGNATED AS HEDGING INSTRUMENTS	BALANCE SHEET LOCATION
Currency forward contracts	Prepaid and other current assets	$0.4	$2.9	$2.0
	Other current liabilities	(5.1)	—	(0.2)
Commodity hedging instruments	Prepaid and other current assets	1.8	1.2	0.6
Total derivatives not designated as hedging instruments		(2.9)	4.1	2.4
Total derivatives		$0.3	$2.5	$5.7

The effect of derivative instruments on AOCI and the Condensed Consolidated Statements of Operations was as follows:

DERIVATIVES IN CASH FLOW HEDGING RELATIONSHIPS	AMOUNT OF GAIN / (LOSS) RECOGNIZED IN AOCI
	THREE MONTHS ENDED
	DECEMBER 30, 2017	DECEMBER 31, 2016
	(In millions)
Interest rate swap agreements	$0.4	$2.1
Commodity hedging instruments	0.4	0.9
Total	$0.8	$3.0

DERIVATIVES IN CASH FLOW HEDGING RELATIONSHIPS	RECLASSIFIED FROM AOCI INTO STATEMENT OF OPERATIONS	AMOUNT OF GAIN / (LOSS)
		THREE MONTHS ENDED
		DECEMBER 30, 2017	DECEMBER 31, 2016
		(In millions)
Interest rate swap agreements	Interest expense	$0.1	$(0.3)
Commodity hedging instruments	Cost of sales	—	(0.1)
Total		$0.1	$(0.4)

DERIVATIVES NOT DESIGNATED AS HEDGING INSTRUMENTS	RECOGNIZED IN STATEMENT OF OPERATIONS	AMOUNT OF GAIN / (LOSS)
		THREE MONTHS ENDED
		DECEMBER 30, 2017	DECEMBER 31, 2016
		(In millions)
Currency forward contracts	Other income, net	$(2.6)	$9.2
Commodity hedging instruments	Cost of sales	1.3	0.9
Total		$(1.3)	$10.1
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
Other
Other consists of investment securities in non-qualified retirement plan assets and the Company’s option to increase its economic interest in Bonnie Plants, Inc. (the “Bonnie Option”). Investment securities in non-qualified retirement plan assets are valued using observable market prices in active markets and are classified within Level 1 of the valuation hierarchy. The fair value of the Bonnie Option is determined using a simulation approach, whereby the total value of the loan receivable and optional exchange for additional equity was estimated considering a distribution of possible future cash flows discounted to present value using an appropriate discount rate, and is classified in Level 3 of the fair value hierarchy.
Long-Term Debt
In connection with the acquisition of a controlling interest in Gavita during fiscal 2016, the Company recorded a loan to the noncontrolling ownership group of Gavita. On October 2, 2017, the Company’s Hawthorne segment acquired the remaining 25% noncontrolling interest in Gavita, which included extinguishment of the loan to the noncontrolling ownership group of Gavita with a fair value and carrying value of $55.6 million. The fair value of the loan was $36.4 million and $55.6 million at December 31, 2016 and September 30, 2017, respectively. The estimate required subjective assumptions to be made, including those related to future business results and discount rates. The fair value measurement was based on significant inputs unobservable in the market and thus represented a Level 3 measurement.
The following table presents the Company’s financial assets and liabilities measured at fair value on a recurring basis at December 30, 2017:

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Unobservable Inputs (Level 3)	Total
	(In millions)
Assets
Cash equivalents	$30.9	$—	$—	$30.9
Derivatives
Interest rate swap agreements	—	1.6	—	1.6
Currency forward contracts	—	0.4	—	0.4
Commodity hedging instruments	—	4.4	—	4.4
Other	17.2	—	11.8	29.0
Total	$48.1	$6.4	$11.8	$66.3
Liabilities
Derivatives
Interest rate swap agreements	$—	$(1.0)	$—	$(1.0)
Currency forward contracts	—	(5.1)	—	(5.1)
Total	$—	$(6.1)	$—	$(6.1)

The following table presents the Company’s financial assets and liabilities measured at fair value on a recurring basis at December 31, 2016:

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Unobservable Inputs (Level 3)	Total
	(In millions)
Assets
Cash equivalents	$10.5	$—	$—	$10.5
Derivatives
Interest rate swap agreements	—	1.1	—	1.1
Currency forward contracts	—	2.9	—	2.9
Commodity hedging instruments	—	2.3	—	2.3
Other	13.4	—	10.9	24.3
Total	$23.9	$6.3	$10.9	$41.1
Liabilities
Derivatives
Interest rate swap agreements	$—	$(3.8)	$—	$(3.8)
Long-term debt	—	—	(36.4)	(36.4)
Total	$—	$(3.8)	$(36.4)	$(40.2)

The following table presents the Company’s financial assets and liabilities measured at fair value on a recurring basis at September 30, 2017:

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Unobservable Inputs (Level 3)	Total
	(In millions)
Assets
Cash equivalents	$26.2	$—	$—	$26.2
Derivatives
Interest rate swap agreements	—	1.3	—	1.3
Currency forward contracts	—	2.0	—	2.0
Commodity hedging instruments	—	3.8	—	3.8
Other	15.7	—	11.8	27.5
Total	$41.9	$7.1	$11.8	$60.8
Liabilities
Derivatives
Interest rate swap agreements	$—	$(1.2)	$—	$(1.2)
Currency forward contracts	—	(0.2)	—	(0.2)
Long-term debt	—	—	(55.6)	(55.6)
Total	$—	$(1.4)	$(55.6)	$(57.0)
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
The following tables present financial information for the Company’s reportable segments for the periods indicated:

	THREE MONTHS ENDED
	DECEMBER 30, 2017	DECEMBER 31, 2016
	(In millions)
Net sales:
U.S. Consumer	$125.9	$126.2
Hawthorne	76.7	63.7
Other	18.9	17.5
Consolidated	$221.5	$207.4

Segment Profit (Loss):
U.S. Consumer	$(37.9)	$(38.5)
Hawthorne	1.7	6.6
Other	(4.0)	(2.3)
Total Segment Loss	(40.2)	(34.2)
Corporate	(25.0)	(22.4)
Intangible asset amortization	(6.9)	(5.4)
Impairment, restructuring and other	0.2	0.2
Equity in income (loss) of unconsolidated affiliates	0.6	(13.2)
Interest expense	(17.8)	(15.3)
Other non-operating income	2.5	—
Loss from continuing operations before income taxes	$(86.6)	$(90.3)

	DECEMBER 30, 2017	DECEMBER 31, 2016	SEPTEMBER 30, 2017
	(In millions)
Total assets:
U.S. Consumer	$1,836.1	$1,868.3	$1,650.3
Hawthorne	674.4	522.4	648.0
Other	169.4	159.2	150.7
Corporate	230.9	216.4	298.0
Assets held for sale	—	245.9	—
Consolidated	$2,910.8	$3,012.2	$2,747.0

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
The following 100% directly or indirectly owned subsidiaries fully and unconditionally guarantee at December 30, 2017 the 6.000% and 5.250% Senior Notes on a joint and several basis: Gutwein & Co., Inc.; Hyponex Corporation; Miracle-Gro Lawn Products, Inc.; OMS Investments, Inc.; Rod McLellan Company; Sanford Scientific, Inc.; Scotts Temecula Operations, LLC; Scotts Manufacturing Company; Scotts Products Co.; Scotts Professional Products Co.; Scotts-Sierra Investments LLC; SMG Growing Media, Inc.; Swiss Farms Products, Inc.; SMGM LLC; The Scotts Company LLC; The Hawthorne Gardening Company; Hawthorne Hydroponics LLC; HGCI, Inc.; GenSource, Inc.; and SLS Holdings, Inc. (collectively, the “Guarantors”). Effective in the three-month period ending July 1, 2017, American Agritech, L.L.C. was merged into Hawthorne Hydroponics LLC, and has been classified as a Guarantor for all periods presented. Effective in the three-month period ending July 2, 2016, the SLS Business was contributed to the TruGreen Joint Venture and the Company classified its results of operations for all periods presented to reflect the SLS Business as a discontinued operation and classified the assets and liabilities as held for sale within the financial information of the Guarantors. Subsequent to their contribution to the TruGreen Joint Venture, EG Systems, LLC (formerly known as EG Systems, Inc.) and SLS Franchise Systems LLC are no longer Guarantors of the 6.000% Senior Notes.
The following information presents Condensed Consolidating Statements of Operations for the three months ended December 30, 2017 and December 31, 2016, Condensed Consolidating Statements of Comprehensive Income (Loss) for the three months ended December 30, 2017 and December 31, 2016, Condensed Consolidating Statements of Cash Flows for the three months ended December 30, 2017 and December 31, 2016, and Condensed Consolidating Balance Sheets as of December 30, 2017, December 31, 2016 and September 30, 2017. The condensed consolidating financial information presents, in separate columns, financial information for: Scotts Miracle-Gro on a Parent-only basis, carrying its investment in subsidiaries under the equity method; Guarantors on a combined basis, carrying their investments in subsidiaries which do not guarantee the debt (collectively, the “Non-Guarantors”) under the equity method; Non-Guarantors on a combined basis; and eliminating entries. The eliminating entries primarily reflect intercompany transactions, such as interest expense, accounts receivable and payable, short and long-term debt, and the elimination of equity investments, return on investments and income in subsidiaries. Because the Parent is obligated to pay the unpaid principal amount and interest on all amounts borrowed by the Guarantors or Non-Guarantors under the credit facility (and was obligated to pay the unpaid principal amount and interest on all amounts borrowed by the Guarantors and Non-Guarantors under the previous senior secured five-year revolving loan facility), the borrowings and related interest expense for the loans outstanding of the Guarantors and Non-Guarantors are also presented in the accompanying Parent-only financial information, and are then eliminated. Included in the Parent Condensed Consolidating Statement of Cash Flows for the three months ended December 30, 2017 and December 31, 2016 are $182.5 million and $222.6 million, respectively, of dividends paid by the Guarantors and Non-Guarantors to the Parent representing return of investments and as such are classified within cash flows from investing activities.

THE SCOTTS MIRACLE-GRO COMPANY
Condensed Consolidating Statement of Operations
for the three months ended December 30, 2017
(In millions)
(Unaudited)

	Parent	Subsidiary Guarantors	Non- Guarantors	Eliminations/ Consolidations	Consolidated
Net sales	$—	$147.5	$74.0	$—	$221.5
Cost of sales	—	127.0	60.5	—	187.5
Gross profit	—	20.5	13.5	—	34.0
Operating expenses:
Selling, general and administrative	—	90.4	17.5	0.3	108.2
Impairment, restructuring and other	—	(0.2)	—	—	(0.2)
Other (income) loss, net	(0.2)	(1.1)	(0.8)	—	(2.1)
Income (loss) from operations	0.2	(68.6)	(3.2)	(0.3)	(71.9)
Equity (income) loss in subsidiaries	18.0	1.0	—	(19.0)	—
Other non-operating (income) loss	(3.9)	—	(4.7)	8.6	—
Equity in (income) loss of unconsolidated affiliates	—	—	(0.6)	—	(0.6)
Interest expense	16.9	8.8	0.7	(8.6)	17.8
Other non-operating income	—	(2.5)	—	—	(2.5)
Income (loss) from continuing operations before income taxes	(30.8)	(75.9)	1.4	18.7	(86.6)
Income tax (benefit) expense from continuing operations	(9.8)	(57.9)	1.1	—	(66.6)
Income (loss) from continuing operations	(21.0)	(18.0)	0.3	18.7	(20.0)
Income (loss) from discontinued operations, net of tax	—	(0.2)	(1.0)	—	(1.2)
Net income (loss)	$(21.0)	$(18.2)	$(0.7)	$18.7	$(21.2)
Net (income) loss attributable to noncontrolling interest	—	—	—	—	—
Net income (loss) attributable to controlling interest	$(21.0)	$(18.2)	$(0.7)	$18.7	$(21.2)

THE SCOTTS MIRACLE-GRO COMPANY
Condensed Consolidating Statement of Comprehensive Income (Loss)
for the three months ended December 30, 2017
(In millions)
(Unaudited)

	Parent	Subsidiary Guarantors	Non- Guarantors	Eliminations/ Consolidations	Consolidated
Net income (loss)	$(21.0)	$(18.2)	$(0.7)	$18.7	$(21.2)
Other comprehensive income (loss), net of tax:
Net foreign currency translation adjustment	—	—	—	—	—
Net change in derivatives	0.7	0.4	—	(0.4)	0.7
Net change in pension and other post-retirement benefits	0.3	0.1	0.2	(0.3)	0.3
Total other comprehensive income (loss)	1.0	0.5	0.2	(0.7)	1.0
Comprehensive income (loss)	$(20.0)	$(17.7)	$(0.5)	$18.0	$(20.2)

THE SCOTTS MIRACLE-GRO COMPANY
Condensed Consolidating Statement of Cash Flows
for the three months ended December 30, 2017
(In millions)
(Unaudited)

	Parent	Subsidiary Guarantors	Non- Guarantors	Eliminations/ Consolidations	Consolidated
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES (a)	$9.6	$(239.2)	$19.6	$(0.5)	$(210.5)

INVESTING ACTIVITIES (a)
Investments in property, plant and equipment	—	(17.3)	(2.1)	—	(19.4)
Investments in loans receivable	—	(5.3)	—	—	(5.3)
Investments in acquired businesses, net of cash acquired	—	(40.5)	(99.6)	—	(140.1)
Return of investments from affiliates	182.5	—	—	(182.5)	—
Investing cash flows from (to) affiliates	(66.4)	(66.9)	—	133.3	—
Net cash provided by (used in) investing activities	116.1	(130.0)	(101.7)	(49.2)	(164.8)

FINANCING ACTIVITIES
Borrowings under revolving and bank lines of credit and term loans	—	534.6	38.8	—	573.4
Repayments under revolving and bank lines of credit and term loans	—	(86.7)	(49.3)	—	(136.0)
Dividends paid	(30.5)	(182.5)	(0.5)	183.0	(30.5)
Purchase of Common Shares	(96.2)	—	—	—	(96.2)
Payments on seller notes	—	—	(3.0)	—	(3.0)
Cash received from the exercise of stock options	1.0	—	—	—	1.0
Financing cash flows from (to) affiliates	—	66.4	66.9	(133.3)	—
Net cash provided by (used in) financing activities	(125.7)	331.8	52.9	49.7	308.7
Effect of exchange rate changes on cash	—	—	0.6	—	0.6
Net increase (decrease) in cash and cash equivalents	—	(37.4)	(28.6)	—	(66.0)
Cash and cash equivalents at beginning of period	—	39.8	80.7	—	120.5
Cash and cash equivalents at end of period	$—	$2.4	$52.1	$—	$54.5

(a)
Cash received by the Parent from the Guarantors and Non-Guarantors in the form of dividends in the amount of $182.5 million represent return of investments and are included in cash flows from investing activities. Cash received by the Guarantor from the Non-Guarantors in the form of dividends in the amount of $0.5 million represent return on investments and are included in cash flows from operating activities.

THE SCOTTS MIRACLE-GRO COMPANY
Condensed Consolidating Balance Sheet
As of December 30, 2017
(In millions)
(Unaudited)

	Parent	Subsidiary Guarantors	Non- Guarantors	Eliminations/ Consolidations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$—	$2.4	$52.1	$—	$54.5
Accounts receivable, net	—	77.4	51.0	—	128.4
Accounts receivable pledged	—	42.2	—	—	42.2
Inventories	—	605.9	90.2	—	696.1
Prepaid and other current assets	1.4	43.1	17.2	—	61.7
Total current assets	1.4	771.0	210.5	—	982.9
Investment in unconsolidated affiliates	—	—	31.7	—	31.7
Property, plant and equipment, net	—	398.3	65.8	—	464.1
Goodwill	—	322.9	130.3	11.6	464.8
Intangible assets, net	—	639.5	135.4	8.5	783.4
Other assets	7.7	166.3	9.9	—	183.9
Equity investment in subsidiaries	1,096.4	—	—	(1,096.4)	—
Intercompany assets	1,116.9	158.3	—	(1,275.2)	—
Total assets	$2,222.4	$2,456.3	$583.6	$(2,351.5)	$2,910.8

LIABILITIES AND EQUITY
Current liabilities:
Current portion of debt	$15.0	$55.7	$30.4	$(15.0)	$86.1
Accounts payable	—	194.3	28.9	—	223.2
Other current liabilities	8.7	117.8	35.3	—	161.8
Total current liabilities	23.7	367.8	94.6	(15.0)	471.1
Long-term debt	1,695.6	998.7	56.5	(1,053.8)	1,697.0
Distributions in excess of investment in unconsolidated affiliate	—	21.9	—	—	21.9
Other liabilities	0.3	148.1	59.6	5.0	213.0
Equity investment in subsidiaries	—	58.9	—	(58.9)	—
Intercompany liabilities	—	—	183.2	(183.2)	—
Total liabilities	1,719.6	1,595.4	393.9	(1,305.9)	2,403.0
Total equity—controlling interest	502.8	860.9	189.7	(1,050.6)	502.8
Noncontrolling interest	—	—	—	5.0	5.0
Total equity	502.8	860.9	189.7	(1,045.6)	507.8
Total liabilities and equity	$2,222.4	$2,456.3	$583.6	$(2,351.5)	$2,910.8

THE SCOTTS MIRACLE-GRO COMPANY
Condensed Consolidating Statement of Operations
for the three months ended December 31, 2016
(In millions)
(Unaudited)

	Parent	Subsidiary Guarantors	Non- Guarantors	Eliminations/ Consolidations	Consolidated
Net sales	$—	$145.5	$61.9	$—	$207.4
Cost of sales	—	126.5	44.1	—	170.6
Gross profit	—	19.0	17.8	—	36.8
Operating expenses:
Selling, general and administrative	—	86.7	17.1	0.3	104.1
Impairment, restructuring and other	—	1.0	(1.2)	—	(0.2)
Other (income) loss, net	(0.2)	(5.3)	0.2	—	(5.3)
Income (loss) from operations	0.2	(63.4)	1.7	(0.3)	(61.8)
Equity (income) loss in subsidiaries	58.4	1.4	—	(59.8)	—
Other non-operating (income) loss	(4.3)	—	(5.9)	10.2	—
Equity in (income) loss of unconsolidated affiliates	—	13.2	—	—	13.2
Interest expense	14.7	9.9	0.9	(10.2)	15.3
Income (loss) from continuing operations before income taxes	(68.6)	(87.9)	6.7	59.5	(90.3)
Income tax (benefit) expense from continuing operations	(3.6)	(30.8)	2.2	—	(32.2)
Income (loss) from continuing operations	(65.0)	(57.1)	4.5	59.5	(58.1)
Income (loss) from discontinued operations, net of tax	—	(0.1)	(6.7)	—	(6.8)
Net income (loss)	$(65.0)	$(57.2)	$(2.2)	$59.5	$(64.9)
Net (income) loss attributable to noncontrolling interest	—	—	—	(0.4)	(0.4)
Net income (loss) attributable to controlling interest	$(65.0)	$(57.2)	$(2.2)	$59.1	$(65.3)

THE SCOTTS MIRACLE-GRO COMPANY
Condensed Consolidating Statement of Comprehensive Income (Loss)
for the three months ended December 31, 2016
(In millions)
(Unaudited)

	Parent	Subsidiary Guarantors	Non- Guarantors	Eliminations/ Consolidations	Consolidated
Net income (loss)	$(65.0)	$(57.2)	$(2.2)	$59.5	$(64.9)
Other comprehensive income (loss), net of tax:
Net foreign currency translation adjustment	(4.0)	—	(4.0)	4.0	(4.0)
Net change in derivatives	3.4	1.0	—	(1.0)	3.4
Net change in pension and other post-retirement benefits	0.4	0.1	0.3	(0.4)	0.4
Total other comprehensive income (loss)	(0.2)	1.1	(3.7)	2.6	(0.2)
Comprehensive income (loss)	$(65.2)	$(56.1)	$(5.9)	$62.1	$(65.1)

THE SCOTTS MIRACLE-GRO COMPANY
Condensed Consolidating Statement of Cash Flows
for the three months ended December 31, 2016
(In millions)
(Unaudited)

	Parent	Subsidiary Guarantors	Non- Guarantors	Eliminations/ Consolidations	Consolidated
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	$(13.8)	$(172.4)	$(23.6)	$—	$(209.8)

INVESTING ACTIVITIES (a)
Proceeds from sale of long-lived assets	—	0.1	—	—	0.1
Investments in property, plant and equipment	—	(13.0)	(3.1)	—	(16.1)
Net (investments in) distributions from unconsolidated affiliates	—	—	(0.1)	—	(0.1)
Investments in acquired businesses, net of cash acquired	—	(1.5)	(76.4)	—	(77.9)
Return of investments from affiliates	222.6	—	—	(222.6)	—
Investing cash flows from (to) affiliates	(383.8)	(189.2)	—	573.0	—
Net cash provided by (used in) investing activities	(161.2)	(203.6)	(79.6)	350.4	(94.0)

FINANCING ACTIVITIES
Borrowings under revolving and bank lines of credit and term loans	—	404.3	54.7	—	459.0
Repayments under revolving and bank lines of credit and term loans	—	(187.2)	(95.1)	—	(282.3)
Proceeds from issuance of 5.250% Senior Notes	250.0	—	—	—	250.0
Financing and issuance fees	(3.5)	—	—	—	(3.5)
Dividends paid	(30.0)	(222.6)	—	222.6	(30.0)
Purchase of Common Shares	(43.6)	—	—	—	(43.6)
Payments on seller notes	—	—	(6.5)	—	(6.5)
Excess tax benefits from share-based payment arrangements	0.8	—	—	—	0.8
Cash received from the exercise of stock options	1.3	—	—	—	1.3
Financing cash flows from (to) affiliates	—	383.8	189.2	(573.0)	—
Net cash provided by (used in) financing activities	175.0	378.3	142.3	(350.4)	345.2
Effect of exchange rate changes on cash	—	—	(2.8)	—	(2.8)
Net increase (decrease) in cash and cash equivalents	—	2.3	36.3	—	38.6
Cash and cash equivalents at beginning of period excluding cash classified within assets held for sale	—	2.7	25.9	—	28.6
Cash and cash equivalents at beginning of period classified within assets held for sale	—	—	21.5	—	21.5
Cash and cash equivalents at beginning of period	—	2.7	47.4	—	50.1
Cash and cash equivalents at end of period	$—	$5.0	$83.7	$—	$88.7

(a)
Cash received by the Parent from the Guarantors and Non-Guarantors in the form of dividends in the amount of $222.6 million represent return of investments and are included in cash flows from investing activities.

THE SCOTTS MIRACLE-GRO COMPANY
Condensed Consolidating Balance Sheet
As of December 31, 2016
(In millions)
(Unaudited)

	Parent	Subsidiary Guarantors	Non- Guarantors	Eliminations/ Consolidations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$—	$5.0	$68.1	$—	$73.1
Accounts receivable, net	—	137.2	38.5	—	175.7
Inventories	—	604.2	81.7	—	685.9
Assets held for sale	—	—	245.9	—	245.9
Prepaid and other current assets	0.2	61.1	31.7	(32.4)	60.6
Total current assets	0.2	807.5	465.9	(32.4)	1,241.2
Investment in unconsolidated affiliates	—	83.2	0.7	—	83.9
Property, plant and equipment, net	—	386.1	51.9	—	438.0
Goodwill	—	260.4	125.4	11.6	397.4
Intangible assets, net	—	560.9	163.2	9.9	734.0
Other assets	12.2	105.3	1.2	(1.0)	117.7
Equity investment in subsidiaries	753.7	—	—	(753.7)	—
Intercompany assets	1,479.7	—	—	(1,479.7)	—
Total assets	$2,245.8	$2,203.4	$808.3	$(2,245.3)	$3,012.2

LIABILITIES AND EQUITY
Current liabilities:
Current portion of debt	$15.0	$15.6	$26.2	$(15.0)	$41.8
Accounts payable	—	199.9	18.5	—	218.4
Liabilities held for sale	—	—	137.7	—	137.7
Other current liabilities	10.8	40.3	74.0	(32.4)	92.7
Total current liabilities	25.8	255.8	256.4	(47.4)	490.6
Long-term debt	1,639.2	931.4	75.9	(998.4)	1,648.1
Other liabilities	1.0	222.8	53.5	4.0	281.3
Equity investment in subsidiaries	—	57.2	—	(57.2)	—
Intercompany liabilities	—	198.2	250.8	(449.0)	—
Total liabilities	1,666.0	1,665.4	636.6	(1,548.0)	2,420.0
Total equity—controlling interest	579.8	538.0	171.7	(709.7)	579.8
Noncontrolling interest	—	—	—	12.4	12.4
Total equity	579.8	538.0	171.7	(697.3)	592.2
Total liabilities and equity	$2,245.8	$2,203.4	$808.3	$(2,245.3)	$3,012.2

THE SCOTTS MIRACLE-GRO COMPANY
Condensed Consolidating Balance Sheet
As of September 30, 2017
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
This discussion and analysis should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in Scotts Miracle-Gro’s Annual Report on Form 10-K for the fiscal year ended September 30, 2017 (the “2017 Annual Report”).
EXECUTIVE SUMMARY
We are dedicated to delivering strong, long-term financial results and outstanding shareholder returns by providing products of superior quality and value to enhance users’ growing environments. We are a leading manufacturer and marketer of branded consumer lawn and garden products. We are the exclusive agent of Monsanto for the marketing and distribution of consumer Roundup® non-selective weedkiller products within the United States and certain other specified countries. Through The Hawthorne Gardening Company, our wholly-owned subsidiary, we are a leading producer of liquid plant food products, growing media, advanced indoor garden, lighting and ventilation systems and accessories for hydroponic gardening.
In the first quarter of fiscal 2016, we announced a series of initiatives called Project Focus designed to maximize the value of our non-core assets and focus on emerging categories of the lawn and garden industry in our core U.S. business. On August 31, 2017, we completed the divestiture of our consumer lawn and garden businesses located in Australia, Austria, Belgium, Czech Republic, France, Germany, Luxembourg, Poland and the United Kingdom (the “International Business”). As a result, effective in our fourth quarter of fiscal 2017, we classified our results of operations for all periods presented to reflect the International Business as a discontinued operation and classified the assets and liabilities of the International Business as held for sale. On April 13, 2016, we completed the contribution of the SLS Business to the TruGreen Joint Venture in exchange for a minority equity interest of approximately 30% in the TruGreen Joint Venture. We now participate in the residential and commercial lawn care, tree and shrub care and pest control services segments in the United States and Canada through our interest in the TruGreen Joint Venture. For additional information, see “NOTE 2. DISCONTINUED OPERATIONS” of the Notes to Consolidated Financial Statements included in the 2017 Annual Report.
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
In August 2014, the Scotts Miracle-Gro Board of Directors authorized the repurchase of up to $500 million of Common Shares over a five-year period (effective November 1, 2014 through September 30, 2019). On August 3, 2016, Scotts Miracle-Gro announced that its Board of Directors authorized a $500.0 million increase to the share repurchase authorization ending on September 30, 2019. The amended authorization allows for repurchases of Common Shares of up to $1.0 billion through September 30, 2019. During the three months ended December 30, 2017, Scotts Miracle-Gro repurchased 1.0 million Common Shares for $96.6 million. From the inception of this share repurchase program in the fourth quarter of fiscal 2014 through December 30, 2017, Scotts Miracle-Gro repurchased approximately 5.7 million Common Shares for $488.1 million.

RESULTS OF OPERATIONS
Effective in our fourth quarter of fiscal 2017, we classified our results of operations for all periods presented to reflect the International Business as a discontinued operation. As a result, and unless specifically stated, all discussions regarding results for the three months ended December 30, 2017 and December 31, 2016 reflect results from our continuing operations.
The following table sets forth the components of income and expense as a percentage of net sales:

	THREE MONTHS ENDED
	DECEMBER 30, 2017	DECEMBER 31, 2016
Net sales	100.0%	100.0%
Cost of sales	84.7	82.3
Gross profit	15.3	17.7
Operating expenses:
Selling, general and administrative	48.8	50.2
Impairment, restructuring and other	(0.1)	(0.1)
Other income, net	(0.9)	(2.6)
Loss from operations	(32.5)	(29.8)
Equity in (income) loss of unconsolidated affiliates	(0.3)	6.4
Interest expense	8.0	7.4
Other non-operating income	(1.1)	—
Loss from continuing operations before income taxes	(39.1)	(43.5)
Income tax benefit from continuing operations	(30.1)	(15.5)
Loss from continuing operations	(9.0)	(28.0)
Loss from discontinued operations, net of tax	(0.5)	(3.3)
Net loss	(9.6)%	(31.3)%
The sum of the components may not equal due to rounding.
Net Sales
Net sales for the three months ended December 30, 2017 were $221.5 million, an increase of 6.8% from net sales of $207.4 million for the three months ended December 31, 2016. The change in net sales was attributable to the following:

THREE MONTHS ENDED
DECEMBER 30, 2017
Acquisitions	12.2%
Foreign exchange rates	2.1
Pricing	(0.9)
Volume	(6.6)
Change in net sales	6.8%
The increase in net sales for the three months ended December 30, 2017 was primarily driven by:

•	the addition of net sales from acquisitions in our Hawthorne segment, primarily from Agrolux and Can-Filters; and

•	the favorable impact of foreign exchange rates as a result of the weakening of the U.S. dollar relative to the euro and the Canadian dollar;

•	partially offset by decreased sales volume of hydroponic gardening products in our Hawthorne segment and decreased net sales associated with the Restated Marketing Agreement for consumer Roundup®; and

•	decreased pricing in our U.S. Consumer and Other segments driven by higher customer volume rebates.

Cost of Sales
The following table shows the major components of cost of sales:

	THREE MONTHS ENDED
	DECEMBER 30, 2017	DECEMBER 31, 2016
	(In millions)
Materials	$93.6	$84.3
Distribution and warehousing	41.0	38.0
Manufacturing labor and overhead	40.0	34.0
Roundup® reimbursements	12.9	14.3
	$187.5	$170.6

Factors contributing to the change in cost of sales are outlined in the following table:

THREE MONTHS ENDED
DECEMBER 30, 2017
(In millions)
Volume and product mix	$15.1
Foreign exchange rates	3.8
Material costs	(0.6)
Roundup® reimbursements	(1.4)
Change in cost of sales	$16.9
The increase in cost of sales for the three months ended December 30, 2017 was primarily driven by:

•	$20.2 million in costs related to sales from acquisitions in our Hawthorne segment, primarily from Agrolux and Can-Filters; and

•	the unfavorable impact of foreign exchange rates as a result of the weakening of the U.S. dollar relative to the euro and the Canadian dollar;

•	partially offset by a decrease in net sales attributable to reimbursements under the Restated Marketing Agreement for consumer Roundup®; and

•	decreased sales volume of hydroponic gardening products in our Hawthorne segment.
Gross Profit
As a percentage of net sales, our gross profit rate was 15.3% and 17.7% for the three months ended December 30, 2017 and December 31, 2016, respectively. Factors contributing to the change in gross profit rate are outlined in the following table:

THREE MONTHS ENDED
DECEMBER 30, 2017
Volume and product mix	(2.1)%
Pricing	(0.9)
Roundup® commissions and reimbursements	(0.3)
Material costs	0.3
Acquisitions	0.6
Change in gross profit rate	(2.4)%
The decrease in gross profit rate for the three months ended December 30, 2017 was primarily driven by:

•	unfavorable product mix due to decreased sales volume of hydroponic gardening products in our Hawthorne segment;

•	decreased pricing in our U.S. Consumer and Other segments driven by higher customer volume rebates; and

•	a decrease in net sales associated with the Restated Marketing Agreement for consumer Roundup®;

•	partially offset by a favorable net impact from acquisitions in our Hawthorne segment, primarily from Agrolux.

Selling, General and Administrative Expenses
The following table sets forth the components of selling, general and administrative expenses (“SG&A”):

	THREE MONTHS ENDED
	DECEMBER 30, 2017	DECEMBER 31, 2016
	(In millions)
Advertising	$10.6	$9.6
Research and development	9.4	8.9
Share-based compensation	6.0	2.3
Amortization of intangibles	6.6	5.3
Other selling, general and administrative	75.6	78.0
	$108.2	$104.1
SG&A increased $4.1 million during the three months ended December 30, 2017 compared to the three months ended December 31, 2016. Advertising expense increased $1.0 million, or 10.4%, during the three months ended December 30, 2017 compared to the three months ended December 31, 2016, driven by increased media spending in our Hawthorne segment. Share-based compensation increased $3.7 million during the three months ended December 30, 2017 compared to the three months ended December 31, 2016 due to the issuance of equity awards as part of the Project Focus initiative. Amortization expense increased $1.3 million during the three months ended December 30, 2017 compared to the three months ended December 31, 2016 due to the impact of recent acquisitions. The decrease in other SG&A expenses of $2.4 million is due to lower selling and fringe benefit expenses, partially offset by the impact of recent acquisitions of $1.0 million and increased headcount and integration costs for our hydroponic businesses of $0.8 million.
Impairment, Restructuring and Other
The following table sets forth the components of impairment, restructuring and other charges (recoveries) recorded in the “Impairment, restructuring and other” and “Loss from discontinued operations, net of tax” lines in the Condensed Consolidated Statements of Operations:

	THREE MONTHS ENDED
	DECEMBER 30, 2017	DECEMBER 31, 2016
	(In millions)
Operating expenses:
Restructuring and other charges (recoveries)	$(0.2)	$(0.2)
Impairment, restructuring and other charges (recoveries) from continuing operations	$(0.2)	$(0.2)
Restructuring and other charges from discontinued operations	1.4	2.2
Total impairment, restructuring and other charges (recoveries)	$1.2	$2.0
In the first quarter of fiscal 2016, we announced a series of initiatives called Project Focus designed to maximize the value of our non-core assets and focus on emerging categories of the lawn and garden industry in our core U.S. business. During each of the three months ended December 30, 2017 and December 31, 2016, our U.S. Consumer segment recognized adjustments of $0.2 million related to previously recognized termination benefits in the “Impairment, restructuring and other” line in the Condensed Consolidated Statements of Operations. Costs incurred to date since the inception of the current Project Focus initiatives are $9.9 million for the U.S. Consumer segment, $0.9 million for the Hawthorne segment and $1.2 million for the Other segment, related to transaction activity, termination benefits and facility closure costs.
Other Income, net
Other income is comprised of activities outside our normal business operations, such as royalty income from the licensing of certain of our brand names, foreign exchange gains/losses and gains/losses from the disposition of non-inventory assets. Other income, net, was $2.1 million for the three months ended December 30, 2017 compared to $5.3 million for the three months ended December 31, 2016. The decrease in other income was due to interest income on loans receivable of $2.5 million that was classified in the “Other non-operating income” line in the Condensed Consolidated Statements of Operations for the three months ended December 30, 2017 as compared to $2.7 million that was classified in the “Other income, net” line in the Condensed Consolidated Statements of Operations for the three months ended December 31, 2016.

Loss from Operations
Loss from operations was $71.9 million for the three months ended December 30, 2017 compared to $61.8 million for the three months ended December 31, 2016, an increase of $10.1 million, or 16.3%. The increase was driven by a decrease in gross profit rate, an increase in SG&A and a decrease in other income, partially offset by higher net sales.
Equity in (Income) Loss of Unconsolidated Affiliates
In the first quarter of fiscal 2018, the Company discontinued applying the equity method of accounting for the TruGreen Joint Venture as the Company’s investment and advances were reduced to zero. The Company does not have any contractual obligation to fund further losses of the TruGreen Joint Venture. During the fourth quarter of fiscal 2017, the Company made a $29.4 million investment in an unconsolidated subsidiary whose products support the professional U.S. industrial, turf and ornamental market.
Equity in (income) loss of unconsolidated affiliates was $(0.6) million for the three months ended December 30, 2017 as compared to $13.2 million for the three months ended December 31, 2016. The Company’s share of restructuring and other charges incurred by the TruGreen Joint Venture was $9.6 million for the three months ended December 31, 2016. These charges included $7.9 million for nonrecurring integration and separation costs and $1.7 million for a non-cash purchase accounting fair value write-down adjustment related to deferred revenue and advertising for the three months ended December 31, 2016.
Interest Expense
Interest expense was $17.8 million for the three months ended December 30, 2017 compared to $15.3 million for the three months ended December 31, 2016. The increase of $2.5 million was driven by an increase in average borrowings of $53.4 million, as well as an increase in our weighted average interest rate of 43 basis points. The increase in average borrowings was driven by recent acquisition activity and an increase in repurchases of our Common Shares. The increase in weighted average interest rate was primarily due to increases in the applicable LIBO rate, prime rate or Federal Funds Effective Rate as well as the issuance of our 5.250% Senior Notes on December 15, 2016.
Other Non-Operating Income
The increase in other non-operating income was due to interest income on loans receivable of $2.5 million that was classified in the “Other non-operating income” line in the Condensed Consolidated Statements of Operations for the three months ended December 30, 2017 as compared to $2.7 million that was classified in the “Other income, net” line in the Condensed Consolidated Statements of Operations for the three months ended December 31, 2016.
Income Tax Benefit
On December 22, 2017, H.R.1 (the “Act,” formerly known as the “Tax Cuts and Jobs Act”) was signed into law and provides for significant changes to the U.S. Internal Revenue Code of 1986, as amended (the “Code”). Among other items, the Act implements a territorial tax system, imposes a one-time transition tax on deemed repatriated earnings of foreign subsidiaries, and permanently reduces the federal corporate tax rate to 21% effective January 1, 2018. As our fiscal year end falls on September 30, the statutory federal corporate tax rate for fiscal 2018 will be prorated to 24.5%, with the statutory rate for fiscal 2019 and beyond at 21%.
The effective tax rates related to continuing operations for the three months ended December 30, 2017 and December 31, 2016 were 76.9% and 35.7%, respectively. Included in the effective tax rate for the three months ended December 30, 2017 are one-time impacts related to the tax law change of $42.0 million. These include a one-time $45.9 million net tax benefit adjustment reflecting the revaluation of the Company’s net deferred tax liability at the lower tax rate. In addition, as part of the Act, the Company recognized a one-time tax expense on deemed repatriated earnings and cash of foreign subsidiaries as required by the Act of $14.0 million, partially offset by the recognition and application of foreign tax credits associated with these foreign subsidiaries of $13.9 million.
The effective tax rate used for interim purposes is based on our best estimate of factors impacting the effective tax rate for the full fiscal year, including our reasonable estimates of the impacts of the Act. The ultimate impact of the Act may differ from our estimates due to changes in the interpretations and assumptions made by us as well as additional regulatory guidance that may be issued. We will refine our calculations of the impact of the Act in future quarters.
Other factors affecting the estimated effective tax rate include assumptions as to income by jurisdiction (domestic and foreign), the availability and utilization of tax credits and the existence of elements of income and expense that may not be taxable or deductible. The estimated effective tax rate is subject to revision in later interim periods and at fiscal year end as facts and circumstances change during the course of the fiscal year. There can be no assurances that the effective tax rate estimated for interim financial reporting purposes will approximate the effective tax rate determined at fiscal year end.

Loss from Continuing Operations
Loss from continuing operations was $20.0 million, or $0.35 per diluted share, for the three months ended December 30, 2017 compared to $58.1 million, or $0.97 per diluted share, for the three months ended December 31, 2016. We anticipated a net loss in our first quarter due to the seasonal nature of our business, in which sales are heavily weighted to the spring and summer selling periods during our second and third fiscal quarters. The decrease was driven by an increase in income tax benefit, equity in income of unconsolidated affiliates and higher net sales, partially offset by a decrease in gross profit rate, and an increase in SG&A and interest expense.
Diluted average common shares used in the diluted income per common share calculation were 57.6 million for the three months ended December 30, 2017 compared to 60.1 million for the three months ended December 31, 2016. The decrease was primarily the result of Common Share repurchase activity, partially offset by the exercise and issuance of share-based compensation awards.
Loss from Discontinued Operations, net of tax
Loss from discontinued operations, net of tax, was $1.2 million for the three months ended December 30, 2017 as compared to $6.8 million for the three months ended December 31, 2016.
During the three months ended December 30, 2017 and December 31, 2016, the Company recognized $1.4 million and $1.6 million, respectively, in transaction related costs associated with the sale of the International Business. During the three months ended December 31, 2016, the Company recognized $0.6 million in transaction related costs associated with the divestiture of the SLS Business, and recorded an adjustment to the gain on the contribution of $0.3 million related to a post closing working capital adjustment.
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
The following table sets forth net sales by segment:

	THREE MONTHS ENDED
	DECEMBER 30, 2017	DECEMBER 31, 2016
	(In millions)
U.S. Consumer	$125.9	$126.2
Hawthorne	76.7	63.7
Other	18.9	17.5
Consolidated	$221.5	$207.4

The following table sets forth Segment Profit (Loss) as well as a reconciliation to the most directly comparable GAAP measure:

	THREE MONTHS ENDED
	DECEMBER 30, 2017	DECEMBER 31, 2016
	(In millions)
U.S. Consumer	$(37.9)	$(38.5)
Hawthorne	1.7	6.6
Other	(4.0)	(2.3)
Total Segment Loss (Non-GAAP)	(40.2)	(34.2)
Corporate	(25.0)	(22.4)
Intangible asset amortization	(6.9)	(5.4)
Impairment, restructuring and other	0.2	0.2
Equity in income (loss) of unconsolidated affiliates	0.6	(13.2)
Interest expense	(17.8)	(15.3)
Other non-operating income	2.5	—
Loss from continuing operations before income taxes (GAAP)	$(86.6)	$(90.3)
U.S. Consumer
U.S. Consumer segment net sales were $125.9 million in the first quarter of fiscal 2018, a decrease of 0.2% from the first quarter of fiscal 2017 net sales of $126.2 million. The decrease was driven by the unfavorable impact of pricing of 1.2% due to higher customer volume rebates, partially offset by the favorable impact of volume of 0.9%.
U.S. Consumer Segment Loss decreased by $0.6 million, or 1.6%, in the first quarter of fiscal 2018 as compared to the first quarter of fiscal 2017. The decrease was primarily due to an increase in gross profit rate and lower SG&A, partially offset by interest income that was classified in the “Other non-operating income” line in the Condensed Consolidated Statements of Operations in the first quarter of fiscal 2018.
Hawthorne
Hawthorne segment net sales were $76.7 million in the first quarter of fiscal 2018, an increase of 20.4% from the first quarter of fiscal 2017 net sales of $63.7 million. The increase was driven by the favorable impacts of acquisitions and changes in foreign exchange rates of 39.6% and 5.7%, respectively, partially offset by the unfavorable impact of a decline in volume of 24.9%.
Hawthorne Segment Profit decreased to $1.7 million in the first quarter of fiscal 2018 as compared to $6.6 million in the first quarter of fiscal 2017. The decrease was primarily due to a decrease in gross profit due to a decline in volume and higher SG&A, partially offset by an increase in net sales.
Other
Other segment net sales were $18.9 million in the first quarter of fiscal 2018, an increase of 8.0% from the first quarter of fiscal 2017 net sales of $17.5 million. The increase was driven by the favorable impacts of volume and changes in foreign exchange rates of 3.4% and 4.5%, respectively.
Other Segment Loss increased to $4.0 million in the first quarter of fiscal 2018 as compared to $2.3 million in the first quarter of fiscal 2017. The increase was primarily due to a decrease in gross profit rate partially offset by lower SG&A.
Corporate
Corporate expenses increased by $2.6 million, or 11.6%, in the first quarter of fiscal 2018 as compared to the first quarter of fiscal 2017. The increase was driven by higher share-based compensation expense due to the issuance of equity awards as part of the Project Focus initiative.

LIQUIDITY AND CAPITAL RESOURCES
Operating Activities
Cash used in operating activities totaled $210.5 million for the three months ended December 30, 2017 as compared to cash used in operating activities of $209.8 million for the three months ended December 31, 2016. This result was driven by an increase in loss from operations and interest expense, offset by a decrease in cash used for working capital resulting from Company-wide efforts to improve inventory management and reduce inventory levels, and cash used in operating activities associated with the International Business during the three months ended December 31, 2016.
Investing Activities
Cash used in investing activities totaled $164.8 million and $94.0 million for the three months ended December 30, 2017 and December 31, 2016, respectively.
Cash used for investments in property, plant and equipment during the first three months of fiscal 2018 and fiscal 2017 was $19.4 million and $16.1 million, respectively. During the three months ended December 30, 2017, we completed the acquisitions of Can-Filters and the remaining 25% noncontrolling interest in Gavita which included cash payments of $140.1 million, and made a loan to an unconsolidated affiliate of $5.3 million. During the three months ended December 31, 2016, we completed the acquisition of Botanicare and two other small acquisitions which included cash payments of $77.9 million.
Financing Activities
Financing activities provided cash of $308.7 million and $345.2 million for the three months ended December 30, 2017 and December 31, 2016, respectively. The decrease was the result of the issuance of $250.0 million aggregate principal amount of 5.250% Senior Notes during the three months ended December 31, 2016 and an increase in repurchases of our Common Shares of $52.6 million during the three months ended December 30, 2017 compared to the three months ended December 31, 2016, partially offset by an increase in net borrowings under our credit facilities of $260.7 million, a decrease in financing and issuance fees paid of $3.5 million and a decrease in payments on seller notes of $3.5 million.
Cash and Cash Equivalents
Our cash and cash equivalents were held in cash depository accounts with major financial institutions around the world or invested in high quality, short-term liquid investments having original maturities of three months or less. The cash and cash equivalents balances, including cash and cash equivalents classified within assets held for sale, of $54.5 million, $88.7 million and $120.5 million as of December 30, 2017, December 31, 2016 and September 30, 2017, respectively, included $45.7 million, $31.0 million and $39.3 million, respectively, held by controlled foreign corporations.
We will continue to evaluate our position with respect to foreign subsidiaries as we analyze the full impact of the Act on our foreign operations. If we repatriate these funds from foreign subsidiaries, or we sell or liquidate any of these foreign corporations, we may be required to pay associated taxes on the repatriation, sale or liquidation.
Borrowing Agreements
Our primary sources of liquidity are cash generated by operations and borrowings under our credit facilities, which are guaranteed by substantially all of Scotts Miracle-Gro’s domestic subsidiaries. On October 29, 2015, we entered into the fourth amended and restated credit agreement (the “credit agreement”), providing us with five-year senior secured loan facilities in the aggregate principal amount of $1.9 billion, comprised of a revolving credit facility of $1.6 billion and a term loan in the original principal amount of $300.0 million (the “credit facilities”). The credit agreement also provides us with the right to seek additional committed credit under the agreement in an aggregate amount of up to $500.0 million plus an unlimited additional amount, subject to certain specified financial and other conditions. Under the credit agreement, we have the ability to obtain letters of credit up to $100.0 million. Borrowings on the credit facilities may be made in various currencies, including U.S. dollars, euro, British pounds, Australian dollars and Canadian dollars.
At December 30, 2017, we had letters of credit outstanding in the aggregate principal amount of $22.7 million, and $778.5 million of availability under the credit agreement, subject to our continued compliance with the covenants discussed below. The weighted average interest rates on average borrowings under the credit agreement were 3.2% and 2.7% for the three months ended December 30, 2017 and December 31, 2016, respectively.
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
On August 25, 2017, we entered into Amendment No. 1 to Master Framework Agreement (the “Amendment”). The Amendment (i) extends the expiration date of the Receivables Facility from August 25, 2017 to August 24, 2018, (ii) defines the seasonal commitment period of the Receivables Facility as beginning on February 23, 2018 and ending on June 15, 2018, (iii) increases the eligible amount of customer accounts receivable which may be sold from up to $250 million to up to $400 million and (iv) increases the commitment amount of the Receivables Facility during the seasonal commitment period from up to $100 million to up to $160 million. There were $38.0 million in borrowings or receivables pledged as collateral under the Receivables Facility as of December 30, 2017. The carrying value of the receivables pledged as collateral was $42.2 million as of December 30, 2017. As of December 30, 2017, there was $0.1 million remaining availability under the Receivables Facility.
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
On October 13, 2015, we issued $400.0 million aggregate principal amount of 6.000% senior notes due 2023 (the “6.000% Senior Notes”). The net proceeds of the offering were used to repay outstanding borrowings under our credit agreement. The 6.000% Senior Notes represent general unsecured senior obligations and rank equal in right of payment with our existing and future unsecured senior debt. The 6.000% Senior Notes have interest payment dates of April 15 and October 15 of each year. The 6.000% Senior Notes may be redeemed, in whole or in part, on or after October 15, 2018 at applicable redemption premiums. The 6.000% Senior Notes contain customary covenants and events of default and mature on October 15, 2023. Substantially all of our domestic subsidiaries serve as guarantors of the 6.000% Senior Notes.
Our credit agreement contains, among other obligations, an affirmative covenant regarding our leverage ratio on the last day of each quarter, calculated as average total indebtedness, divided by the Company’s earnings before interest, taxes, depreciation and amortization (“EBITDA”), as adjusted pursuant to the terms of the credit agreement (“Adjusted EBITDA”). The maximum leverage ratio was 4.50 as of December 30, 2017. Our leverage ratio was 3.11 at December 30, 2017. Our credit agreement also includes an affirmative covenant regarding our interest coverage ratio, calculated as Adjusted EBITDA divided by interest expense, as described in the credit agreement, and excludes costs related to refinancings. The minimum interest coverage ratio was 3.00 for the twelve months ended December 30, 2017. Our interest coverage ratio was 7.32 for the twelve months ended December 30, 2017. The credit agreement allows us to make unlimited restricted payments (as defined in the credit agreement), including increased or one-time dividend payments and Common Share repurchases, as long as the leverage ratio resulting from the making of such restricted payments is 4.00 or less. Otherwise we may only make restricted payments in an aggregate amount for each fiscal year not to exceed the amount set forth in the credit agreement for such fiscal year ($200.0 million for fiscal 2018 and each fiscal year thereafter).
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
Contractual Obligations
Other than the changes to our borrowing agreements and acquisition activity during the first three months of fiscal 2018, there have been no material changes outside of the ordinary course of business in our outstanding contractual obligations since the end of fiscal 2017 and through December 30, 2017. As part of the fiscal 2018 acquisitions, we acquired operating leases with total future minimum leases payments for non-cancelable operating leases of $0.8 million.
REGULATORY MATTERS
We are subject to local, state, federal and foreign environmental protection laws and regulations with respect to our business operations and believe we are operating in substantial compliance with, or taking actions aimed at ensuring compliance with, such laws and regulations. We are involved in several legal actions with various governmental agencies related to environmental matters. While it is difficult to quantify the potential financial impact of actions involving these environmental matters, particularly remediation costs at waste disposal sites and future capital expenditures for environmental control equipment, in the opinion of management, the ultimate liability arising from such environmental matters, taking into account established accruals, should not have a material effect on our financial condition, results of operations or cash flows. However, there can be no assurance that the resolution of these matters will not materially affect our future quarterly or annual results of operations, financial condition or cash flows. Additional information on environmental matters affecting us is provided in the 2017 Annual Report, under “ITEM 1. BUSINESS — Regulatory Considerations” and “ITEM 3. LEGAL PROCEEDINGS.”
CRITICAL ACCOUNTING POLICIES AND ESTIMATES
The preceding discussion and analysis of our consolidated results of operations and financial condition should be read in conjunction with our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q. The 2017 Annual Report includes additional information about us, our operations, our financial condition, our critical accounting policies and accounting estimates, and should be read in conjunction with this Quarterly Report on Form 10-Q.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Market risks have not changed significantly from those disclosed in the 2017 Annual Report.

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
In addition, there were no changes in the Registrant’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during the Registrant’s fiscal quarter ended December 30, 2017 that have materially affected, or are reasonably likely to materially affect, the Registrant’s internal control over financial reporting.

PART II—OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS
The Company has been named as a defendant in In re Scotts EZ Seed Litigation, Case No. 12-cv-4727 (VB), a New York and California class action lawsuit filed August 9, 2012 in the United States District Court for the Southern District of New York that asserts claims under false advertising and other legal theories based on a marketing statement on the Company’s EZ Seed grass seed product from 2009 to 2012. The plaintiffs seek, on behalf of themselves and purported class members, various forms of monetary and non-monetary relief, including statutory damages that they contend could amount to hundreds of millions of dollars. The Company has defended the action vigorously, disputes the plaintiffs’ claims and theories, including the recoverability of statutory damages, and intends to continue vigorously defending the action. In 2017, the Court eliminated certain claims, narrowed the case in certain respects, and permitted the case to continue proceeding as a class action. On August 7, 2017, the Court requested briefs on the Company’s request for interlocutory review of issues relating to the recoverability of statutory damages in a class action by the United States Court of Appeals for the Second Circuit and, on August 31, 2017, approved that request. On January 8, 2018, however, the Second Circuit denied the interlocutory appeal request. At this point in the proceedings, it is not currently possible to reasonably estimate a probable loss, if any, associated with the action and, accordingly, no accruals have been recorded in our consolidated financial statements with respect to the action. There can be no assurance that this action will not have a material adverse effect on our financial condition, results of operations or cash flows.
ITEM 1A. RISK FACTORS
The Company’s risk factors, as of December 30, 2017, have not changed materially from those described in “ITEM IA. RISK FACTORS” in the 2017 Annual Report.

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

Forward-looking statements contained in this Quarterly Report on Form 10-Q are predictions only and actual results could differ materially from management’s expectations due to a variety of factors, including those described in “ITEM 1A. RISK FACTORS” in the 2017 Annual Report. All forward-looking statements attributable to us or persons working on our behalf are expressly qualified in their entirety by such risk factors.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The payment of future dividends, if any, on the Common Shares will be determined by the Board of Directors in light of conditions then existing, including the Company’s earnings, financial condition and capital requirements, restrictions in financing agreements, business conditions and other factors. The credit agreement allows the Company to make unlimited restricted payments (as defined in the credit agreement), including increased or one-time dividend payments and Common Share repurchases, as long as the leverage ratio resulting from the making of such restricted payments is 4.00 or less. Otherwise the Company may only make restricted payments in an aggregate amount for each fiscal year not to exceed the amount set forth for such fiscal year ($200.0 million for fiscal 2018 and each fiscal year thereafter). Our leverage ratio was 3.11 at December 30, 2017.

(a) Issuer Purchases of Equity Securities

The following table shows the purchases of Common Shares made by or on behalf of Scotts Miracle-Gro or any “affiliated purchaser” (as defined in Rule 10b-18(a)(3) under the Securities Exchange Act of 1934, as amended) of Scotts Miracle-Gro for each of the three fiscal months in the quarter ended December 30, 2017:

Period	Total Number of Common Shares Purchased(1)	Average Price Paid per Common Share(2)	Total Number of Common Shares Purchased as Part of Publicly Announced Plans or Programs(3)	Approximate Dollar Value of Common Shares That May Yet be Purchased Under the Plans or Programs(3)
October 1 through October 28, 2017	324,913	$98.83	323,857	$576,444,241
October 29 through November 25, 2017	305,743	$98.73	305,724	$546,258,824
November 26 through December 30, 2017	342,300	$101.63	338,496	$511,854,775
Total	972,956	$99.78	968,077

(1)
All of the Common Shares purchased during the quarter were purchased in open market transactions. The total number of Common Shares purchased during the quarter includes 4,879 Common Shares purchased by the trustee of the rabbi trust established by the Company as permitted pursuant to the terms of The Scotts Company LLC Executive Retirement Plan (the “ERP”). The ERP is an unfunded, non-qualified deferred compensation plan which, among other things, provides eligible employees the opportunity to defer compensation above specified statutory limits applicable to The Scotts Company LLC Retirement Savings Plan and with respect to any Executive Management Incentive Pay (as defined in the ERP), Performance Award (as defined in the ERP) or other bonus awarded to such eligible employees. Pursuant to the terms of the ERP, each eligible employee has the right to elect an investment fund, including a fund consisting of Common Shares (the “Scotts Miracle-Gro Common Stock Fund”), against which amounts allocated to such employee’s account under the ERP, including employer contributions, will be benchmarked (all ERP accounts are bookkeeping accounts only and do not represent a claim against specific assets of the Company). Amounts allocated to employee accounts under the ERP represent deferred compensation obligations of the Company. The Company established the rabbi trust in order to assist the Company in discharging such deferred compensation obligations. When an eligible employee elects to benchmark some or all of the amounts allocated to such employee’s account against the Scotts Miracle-Gro Common Stock Fund, the trustee of the rabbi trust purchases the number of Common Shares equivalent to the amount so benchmarked. All Common Shares purchased by the trustee are purchased on the open market and are held in the rabbi trust until such time as they are distributed pursuant to the terms of the ERP. All assets of the rabbi trust, including any Common Shares purchased by the trustee, remain, at all times, assets of the Company, subject to the claims of its creditors. The terms of the ERP do not provide for a specified limit on the number of Common Shares that may be purchased by the trustee of the rabbi trust.

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

ITEM 6. EXHIBITS
See Index to Exhibits at page 56 for a list of the exhibits included herewith.

THE SCOTTS MIRACLE-GRO COMPANY
QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED DECEMBER 30, 2017

INDEX TO EXHIBITS

EXHIBIT NO.	DESCRIPTION	LOCATION

10.1	Consulting Agreement, dated January 31, 2018, between The Scotts Company LLC and Hanft Projects LLC	*

21	Subsidiaries of The Scotts Miracle-Gro Company	*

31.1	Rule 13a-14(a)/15d-14(a) Certifications (Principal Executive Officer)	*

31.2	Rule 13a-14(a)/15d-14(a) Certifications (Principal Financial Officer)	*

32	Section 1350 Certifications (Principal Executive Officer and Principal Financial Officer)	*

101.INS	XBRL Instance Document	*

101.SCH	XBRL Taxonomy Extension Schema	*

101.CAL	XBRL Taxonomy Extension Calculation Linkbase	*

101.DEF	XBRL Taxonomy Extension Definition Linkbase	*

101.LAB	XBRL Taxonomy Extension Label Linkbase	*

101.PRE	XBRL Taxonomy Extension Presentation Linkbase	*

*	Filed or furnished herewith

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

THE SCOTTS MIRACLE-GRO COMPANY

Date: February 8, 2018	/s/ THOMAS RANDAL COLEMAN
Printed Name: Thomas Randal Coleman
Title: Executive Vice President and Chief Financial Officer