Form 10-Q
period 2018-03-31
SCOTTS MIRACLE-GRO CO
filed 2018-05-09
CIK 825542

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_________________________________________
FORM 10-Q
_________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2018
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐     No  ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding at May 4, 2018
Common Shares, $0.01 stated value, no par value	55,365,798 Common Shares

PART I—FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

THE SCOTTS MIRACLE-GRO COMPANY
Condensed Consolidated Statements of Operations
(In millions, except per common share data)
(Unaudited)

	THREE MONTHS ENDED		SIX MONTHS ENDED
	MARCH 31, 2018	APRIL 1, 2017	MARCH 31, 2018	APRIL 1, 2017
Net sales	$1,013.3	$1,084.6	$1,234.9	$1,292.0
Cost of sales	604.1	620.3	791.7	790.9
Gross profit	409.2	464.3	443.2	501.1
Operating expenses:
Selling, general and administrative	166.0	178.8	274.2	282.9
Impairment, restructuring and other	10.2	1.0	10.0	0.8
Other (income) expense, net	0.7	(0.8)	(1.4)	(6.1)
Income from operations	232.3	285.3	160.4	223.5
Equity in (income) loss of unconsolidated affiliates	(1.5)	24.1	(2.1)	37.3
Interest expense	22.6	21.5	40.4	36.8
Other non-operating expense, net	9.2	—	6.7	—
Income from continuing operations before income taxes	202.0	239.7	115.4	149.4
Income tax expense (benefit) from continuing operations	49.3	85.6	(17.3)	53.4
Income from continuing operations	152.7	154.1	132.7	96.0
Income (loss) from discontinued operations, net of tax	(3.7)	11.1	(4.9)	4.3
Net income	$149.0	$165.2	$127.8	$100.3
Net income attributable to noncontrolling interest	(0.1)	(0.1)	(0.1)	(0.5)
Net income attributable to controlling interest	$148.9	$165.1	$127.7	$99.8

Basic income (loss) per common share:
Income from continuing operations	$2.70	$2.58	$2.33	$1.59
Income (loss) from discontinued operations	(0.06)	0.18	(0.09)	0.08
Basic income (loss) per common share	$2.64	$2.76	$2.24	$1.67
Weighted-average common shares outstanding during the period	56.5	59.8	57.0	60.0

Diluted income (loss) per common share:
Income from continuing operations	$2.66	$2.54	$2.29	$1.57
Income (loss) from discontinued operations	(0.07)	0.19	(0.09)	0.07
Diluted income (loss) per common share	$2.59	$2.73	$2.20	$1.64
Weighted-average common shares outstanding during the period plus dilutive potential common shares	57.4	60.6	58.0	60.9

Dividends declared per common share	$0.530	$0.500	$1.060	$1.000
See Notes to Condensed Consolidated Financial Statements.

THE SCOTTS MIRACLE-GRO COMPANY
Condensed Consolidated Statements of Comprehensive Income (Loss)
(In millions)
(Unaudited)

	THREE MONTHS ENDED		SIX MONTHS ENDED
	MARCH 31, 2018	APRIL 1, 2017	MARCH 31, 2018	APRIL 1, 2017
Net income	$149.0	$165.2	$127.8	$100.3
Other comprehensive income (loss):
Net foreign currency translation adjustment	15.8	1.8	15.7	(2.2)
Net unrealized gain (loss) on derivative instruments, net of tax of $0.8, $0.0, $1.1 and $1.9, respectively	2.0	—	2.8	3.0
Reclassification of net unrealized (gain) loss on derivatives to net income, net of tax of $(0.4), $0.7, $(0.5) and $0.9, respectively	(1.1)	1.1	(1.2)	1.5
Reclassification of net pension and other post-retirement benefits loss to net income, net of tax of $0.1, $0.3, $0.2 and $0.6, respectively	0.3	0.5	0.6	0.9
Total other comprehensive income	17.0	3.4	17.9	3.2
Comprehensive income	$166.0	$168.6	$145.7	$103.5
See Notes to Condensed Consolidated Financial Statements.

THE SCOTTS MIRACLE-GRO COMPANY
Condensed Consolidated Statements of Cash Flows
(In millions) (Unaudited)

	SIX MONTHS ENDED
	MARCH 31, 2018	APRIL 1, 2017
OPERATING ACTIVITIES
Net income	$127.8	$100.3
Adjustments to reconcile net income to net cash used in operating activities:
Share-based compensation expense	15.7	15.1
Depreciation	25.5	27.6
Amortization	14.1	12.3
Deferred taxes	(45.9)	—
(Gain) loss on long-lived assets	(0.2)	0.8
Loss on sale / contribution of business	3.5	(0.3)
Recognition of accumulated foreign currency translation loss	11.7	—
Equity in (income) loss and distributions from unconsolidated affiliates	(2.1)	39.5
Changes in assets and liabilities, net of acquired businesses:
Accounts receivable	(643.0)	(749.9)
Inventories	(184.1)	(207.9)
Prepaid and other assets	(9.1)	(29.0)
Accounts payable	113.9	167.1
Other current liabilities	97.3	148.1
Restructuring	5.2	(14.6)
Other non-current items	(12.9)	1.8
Other, net	(0.2)	0.1
Net cash used in operating activities	(482.8)	(489.0)

INVESTING ACTIVITIES
Proceeds from sale of long-lived assets	0.2	4.8
Post-closing working capital payment related to sale of International Business	(35.3)	—
Investments in property, plant and equipment	(33.1)	(32.8)
Investments in loans receivable	(7.7)	—
Net investments in unconsolidated affiliates	—	(0.2)
Investments in acquired businesses, net of cash acquired	(144.2)	(77.9)
Net cash used in investing activities	(220.1)	(106.1)

FINANCING ACTIVITIES
Borrowings under revolving and bank lines of credit and term loans	1,172.6	944.6
Repayments under revolving and bank lines of credit and term loans	(243.4)	(395.0)
Proceeds from issuance of 5.250% Senior Notes	—	250.0
Financing and issuance fees	—	(3.9)
Dividends paid	(60.3)	(59.9)
Distribution paid by AeroGrow to noncontrolling interest	—	(8.1)
Purchase of Common Shares	(256.8)	(99.2)
Payments on seller notes	(3.0)	(13.2)
Excess tax benefits from share-based payment arrangements	—	4.0
Cash received from the exercise of stock options	3.8	1.7
Net cash provided by financing activities	612.9	621.0
Effect of exchange rate changes on cash	2.5	(1.7)
Net increase (decrease) in cash and cash equivalents	(87.5)	24.2
Cash and cash equivalents at beginning of period excluding cash classified within assets held for sale	120.5	28.6
Cash and cash equivalents at beginning of period classified within assets held for sale	—	21.5
Cash and cash equivalents at beginning of period	120.5	50.1
Cash and cash equivalents at end of period	$33.0	$74.3
See Notes to Condensed Consolidated Financial Statements.

THE SCOTTS MIRACLE-GRO COMPANY
Condensed Consolidated Balance Sheets
(In millions, except stated value per share)
(Unaudited)

	MARCH 31, 2018	APRIL 1, 2017	SEPTEMBER 30, 2017
ASSETS
Current assets:
Cash and cash equivalents	$33.0	$55.4	$120.5
Accounts receivable, less allowances of $6.9, $6.9 and $3.1, respectively	598.0	978.3	197.7
Accounts receivable pledged	333.3	—	88.9
Inventories	596.9	596.5	407.5
Assets held for sale	—	331.5	—
Prepaid and other current assets	78.1	85.7	67.1
Total current assets	1,639.3	2,047.4	881.7
Investment in unconsolidated affiliates	33.2	59.9	31.1
Property, plant and equipment, net of accumulated depreciation of $614.2, $570.9 and $591.1, respectively	463.6	437.1	467.7
Goodwill	466.8	400.6	441.6
Intangible assets, net	777.6	726.8	748.9
Other assets	195.0	120.2	176.0
Total assets	$3,575.5	$3,792.0	$2,747.0

LIABILITIES AND EQUITY
Current liabilities:
Current portion of debt	$335.8	$32.1	$143.1
Accounts payable	253.5	270.8	153.1
Liabilities held for sale	—	154.7	—
Other current liabilities	316.8	318.1	248.3
Total current liabilities	906.1	775.7	544.5
Long-term debt	1,937.7	2,042.9	1,258.0
Distributions in excess of investment in unconsolidated affiliate	21.9	—	21.9
Other liabilities	213.9	282.0	260.9
Total liabilities	3,079.6	3,100.6	2,085.3
Commitments and contingencies (Note 12)
Equity:
Common shares and capital in excess of $.01 stated value per share; 55.6, 59.6 and 58.1 shares issued and outstanding, respectively	409.0	399.8	407.6
Retained earnings	1,044.5	921.0	978.2
Treasury shares, at cost; 12.5, 8.5 and 10.0 shares, respectively	(911.4)	(528.2)	(667.8)
Accumulated other comprehensive loss	(51.3)	(113.7)	(69.2)
Total equity—controlling interest	490.8	678.9	648.8
Noncontrolling interest	5.1	12.5	12.9
Total equity	495.9	691.4	661.7
Total liabilities and equity	$3,575.5	$3,792.0	$2,747.0
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
Organization and Basis of Presentation
The Company’s unaudited condensed consolidated financial statements for the three and six months ended March 31, 2018 and April 1, 2017 are presented in accordance with accounting principles generally accepted in the United States of America (“GAAP”). The condensed consolidated financial statements include the accounts of Scotts Miracle-Gro and its subsidiaries. All intercompany transactions and accounts have been eliminated in consolidation. The Company’s consolidation criteria are based on majority ownership (as evidenced by a majority voting interest in the entity) and an objective evaluation and determination of effective management control. AeroGrow International, Inc. (“AeroGrow”), in which the Company has a controlling interest, is consolidated, with the equity owned by other shareholders shown as noncontrolling interest in the Condensed Consolidated Balance Sheets, and the other shareholders’ portion of net earnings and other comprehensive income shown as net income (loss) or comprehensive (income) loss attributable to noncontrolling interest in the Condensed Consolidated Statements of Operations and Condensed Consolidated Statements of Comprehensive Income (Loss), respectively. In the opinion of management, interim results reflect all normal and recurring adjustments and are not necessarily indicative of results for a full year.
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
Interest income is recorded on an accrual basis. For the three and six months ended March 31, 2018, the Company has classified interest income on loans receivable of $2.5 million and $5.0 million, respectively, in the “Other non-operating expense, net” line in the Condensed Consolidated Statements of Operations. For the three and six months ended April 1, 2017, interest income on loans receivable of $2.1 million and $4.8 million, respectively, is classified in the “Other (income) expense, net” line in the Condensed Consolidated Statements of Operations.
Long-Lived Assets
The Company had non-cash investing activities of $3.3 million and $2.3 million during the six months ended March 31, 2018 and April 1, 2017, respectively, representing unpaid liabilities incurred during each period to acquire property, plant and equipment.
Statements of Cash Flows
Supplemental cash flow information was as follows:

	SIX MONTHS ENDED
	MARCH 31, 2018	APRIL 1, 2017
	(In millions)
Interest paid	$(35.7)	$(26.5)
Income taxes paid	(14.5)	(3.2)
Property and equipment acquired under capital leases	—	(0.6)
During the six months ended March 31, 2018, the Company paid contingent consideration of $3.0 million related to the fiscal 2016 acquisition of Gavita Holdings B.V., and its subsidiaries (collectively, “Gavita”). During the six months ended April 1, 2017, the Company paid contingent consideration of $6.7 million and $6.5 million, respectively, related to the fiscal 2014 acquisition of Fafard & Brothers Ltd. (“Fafard”) and the fiscal 2016 acquisition of a Canadian growing media operation.
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
RECENTLY ADOPTED ACCOUNTING PRONOUNCEMENTS
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
For discussion of the impacts of the Act that are material to the Company and required disclosures related to the Act pursuant to the guidance provided under SAB 118, refer to “NOTE 11. INCOME TAXES.”
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
The amended accounting guidance requires all excess tax benefits and tax deficiencies to be recognized as income tax benefit or expense on a prospective basis in the period of adoption. The adoption of this provision of the amended accounting guidance resulted in the recognition of excess tax benefits of $1.5 million and $1.9 million in the “Income tax expense (benefit) from continuing operations” line in the Condensed Consolidated Statement of Operations for the three and six months ended March 31, 2018, respectively. As the Company adopted the guidance on a prospective basis, prior year activity has not been adjusted to conform with the current presentation and excess tax benefits of $3.2 million and $4.0 million have been recognized in the “Capital in excess of stated value” line within “Total equity—controlling interest” in the Condensed Consolidated Balance Sheets for the three and six months ended April 1, 2017, respectively.
The amended accounting guidance requires excess tax benefits to be classified as an operating activity in the statement of cash flows. Previously, excess tax benefits were presented as a cash inflow from financing activities and cash outflow from operating activities. The Company has elected to present these changes on a prospective basis and therefore the six months ended April 1, 2017 has not been adjusted to conform with the current presentation.
The amended accounting guidance requires cash paid to a tax authority when shares are withheld to satisfy statutory income tax withholding obligations to be classified as a financing activity in the statement of cash flows. The Company’s retrospective adoption of this provision of the amended accounting guidance resulted in the classification of payments of $2.9 million and $8.8 million as cash outflows from financing activities for the six months ended March 31, 2018 and April 1, 2017, respectively.
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
Income Taxes
In November 2015, the FASB issued an accounting standard update to simplify the presentation of deferred income taxes by requiring that deferred income tax liabilities and assets be classified as noncurrent in a classified statement of financial position. The Company adopted this guidance on a retrospective basis during the fourth quarter of fiscal 2017. As a result, deferred tax assets totaling $43.1 million have been presented net within other liabilities in the Condensed Consolidated Balance Sheet as of April 1, 2017. This amount was previously reported within prepaid and other current assets.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS
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
The Company has made progress on its evaluation of the amended guidance, including identification of revenue streams and customer contract reviews. The Company is applying the five-step model to those contracts and revenue streams to evaluate the quantitative and qualitative impacts the new standard will have on its business and reported revenues. The provisions are effective for the Company in the first quarter of fiscal 2019 and the Company expects to adopt under the modified retrospective approach, which recognizes the cumulative effect of adoption as an adjustment to retained earnings at the date of initial application. The Company’s revenue is primarily product sales, which are recognized at a point in time when title transfers to customers and the Company has no further obligation to provide services related to such products. Although the Company is continuing to assess the impact of the amended guidance, it generally anticipates that its timing of recognition of revenue will be substantially unchanged under the amended guidance.
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
NOTE 2. DISCONTINUED OPERATIONS
International Business
On August 31, 2017, the Company completed the sale of the International Business for cash proceeds of $150.6 million at closing, which is net of seller financing provided by the Company in the form of a $29.7 million loan for seven years bearing interest at 5% for the first three years, with annual 2.5% increases thereafter. The transaction also included contingent consideration, a non-cash investing activity, with a maximum payout of $23.8 million and an initial fair value of $18.2 million, the payment of which will depend on the achievement of certain performance criteria by the International Business following the closing of the transaction through fiscal 2020. The seller financing loan and the contingent consideration receivable are recorded in the “Other assets” line in the Condensed Consolidated Balance Sheets. The cash proceeds from the sale were subject to post-closing adjustments and the Company originally accrued $27.8 million at September 30, 2017 in the “Other current liabilities” line in the Condensed Consolidated Balance Sheets related to the expected working capital adjustment obligation in respect of the actual closing date financial position of the International Business. The Company recorded a pre-tax gain on the sale of the International Business of $32.7 million, partially offset by the provision for income taxes of $12.0 million, during fiscal 2017. The fiscal 2017 pre-tax gain included a write-off of accumulated foreign currency translation loss adjustments of $18.5 million. During the three months ended March 31, 2018, the Company recorded a reduction to the gain of $3.7 million related to the resolution of the post-closing working capital adjustment obligation.
In connection with the transaction, the Company entered into certain ancillary agreements including a transition services agreement and a material supply agreement, which are not material, as well as a licensing agreement for the use of certain of the Company’s brand names with an initial fair value of $14.1 million.
During the three and six months ended March 31, 2018, the Company recognized $0.2 million and $1.6 million, respectively, as compared to $2.3 million and $3.9 million for the three and six months ended April 1, 2017, respectively, in transaction related costs associated with the sale of the International Business.

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
During the three and six months ended April 1, 2017, the Company recognized $0.1 million and $0.7 million, respectively, in transaction related costs associated with the divestiture of the SLS Business. In addition, during the six months ended April 1, 2017, the Company recorded a reduction to the gain on the contribution of the SLS Business of $0.3 million related to a post-closing working capital adjustment.

The following table summarizes the results of the International Business and SLS Business within discontinued operations for each of the periods presented:

	THREE MONTHS ENDED		SIX MONTHS ENDED
	MARCH 31, 2018	APRIL 1, 2017	MARCH 31, 2018	APRIL 1, 2017
	(In millions)
Net sales	$—	$118.9	$—	$158.2
Operating and exit costs	1.6	99.8	1.6	146.7
Impairment, restructuring and other	0.2	2.4	1.6	4.6
Other expense, net	—	0.2	—	0.1
Loss on sale / contribution of business	3.7	—	3.5	0.3
Interest expense	—	—	—	0.4
Income (loss) from discontinued operations before income taxes	(5.5)	16.5	(6.7)	6.1
Income tax expense (benefit) from discontinued operations	(1.8)	5.4	(1.8)	1.8
Income (loss) from discontinued operations, net of tax	$(3.7)	$11.1	$(4.9)	$4.3
The following table summarizes the major classes of assets and liabilities held for sale:

APRIL 1, 2017
(In millions)
Cash and cash equivalents	$18.9
Accounts receivable, net	143.0
Inventories	62.0
Prepaid and other current assets	8.4
Property, plant and equipment, net	23.8
Goodwill and intangible assets, net	60.2
Other assets	15.2
Assets held for sale	$331.5

Accounts payable	$51.8
Other current liabilities	71.9
Long-term debt	12.2
Other liabilities	18.8
Liabilities held for sale	$154.7
The Condensed Consolidated Statements of Cash Flows do not present the cash flows from discontinued operations separately from cash flows from continuing operations. Cash used in operating activities related to discontinued operations totaled zero and $65.9 million for the six months ended March 31, 2018 and April 1, 2017, respectively. Cash used in investing activities related to discontinued operations totaled $35.3 million and $3.1 million for the six months ended March 31, 2018 and April 1, 2017, respectively.
NOTE 3. ACQUISITIONS AND INVESTMENTS
Fiscal 2018
On May 26, 2016, the Company’s Hawthorne segment acquired majority control and a 75% economic interest in Gavita. Gavita’s former ownership group initially retained a 25% noncontrolling interest in Gavita consisting of ownership of 5% of the outstanding shares of Gavita and a loan with interest payable based on distributions by Gavita. The loan was recorded at fair value in the “Long-term debt” line in the Condensed Consolidated Balance Sheets. On October 2, 2017, the Company’s Hawthorne segment acquired the remaining 25% noncontrolling interest in Gavita, including Agrolux, for $69.2 million, plus payment of contingent consideration of $3.0 million. The carrying value of the 25% noncontrolling interest consisted of long-term debt of $55.6 million and noncontrolling interest of $7.9 million. The difference between purchase price and carrying value was recognized in the “Capital in excess of stated value” line within “Total equity—controlling interest” in the Condensed Consolidated Balance Sheets.
On October 11, 2017, the Company’s Hawthorne segment completed the acquisition of substantially all of the U.S. and Canadian assets of Can-Filters Group Inc. (“Can-Filters”) for $74.1 million. Based in British Columbia, Can-Filters is a leading wholesaler of ventilation products for indoor and hydroponic gardening and industrial markets worldwide. The preliminary valuation of the acquired assets included (i) $2.1 million of cash, prepaid and other current assets, (ii) $7.7 million of inventory and accounts receivable, (iii) $4.4 million of fixed assets, (iv) $0.7 million of accounts payable and other current liabilities, (v) $39.7 million of finite-lived identifiable intangible assets, and (vi) $20.9 million of tax-deductible goodwill. Identifiable intangible assets included tradenames and customer relationships with useful lives of 25 years. The estimated fair value of the identifiable intangible assets were determined using an income-based approach, which includes market participant expectations of cash flows that an asset will generate over the remaining useful life discounted to present value using an appropriate discount rate. Net sales for Can-Filters included within the Hawthorne segment for the three and six months ended March 31, 2018 were $3.4 million and $7.9 million, respectively.
Fiscal 2017
On August 11, 2017, the Company’s Hawthorne segment completed the acquisition of substantially all of the assets of the exclusive manufacturer and formulator of branded Botanicare® products for $32.0 million. The valuation of the acquired assets included (i) $0.3 million of inventory, (ii) $5.0 million of finite-lived identifiable intangible assets, and (iii) $26.7 million of tax-deductible goodwill. Identifiable intangible assets included manufacturing know-how and non-compete agreements with useful lives ranging between 5 and 10 years. The estimated fair values of the identifiable intangible assets were determined using an income-based approach, which includes market participant expectations of cash flows that an asset will generate over the remaining useful life discounted to present value using an appropriate discount rate.
On May 26, 2017, the Company’s majority-owned subsidiary Gavita completed the acquisition of Agrolux Holding B.V., and its subsidiaries (collectively, “Agrolux”), for $21.8 million. Based in the Netherlands, Agrolux is a worldwide supplier of horticultural lighting. The purchase price included contingent consideration, a non-cash investing activity, with a maximum payout and estimated fair value of $5.2 million, which was paid subsequent to March 31, 2018. The valuation of the acquired assets included (i) $8.0 million of cash, prepaid and other current assets, (ii) $10.1 million of inventory and accounts receivable, (iii) $0.5 million of fixed assets, (iv) $8.6 million of accounts payable and other current liabilities, (v) $6.7 million of short term debt, (vi) $16.1 million of finite-lived identifiable intangible assets, (vii) $6.4 million of non-deductible goodwill, and (viii) $4.0 million of deferred tax liabilities. Identifiable intangible assets included tradenames and customer relationships with useful lives ranging between 10 and 20 years. The estimated fair values of the identifiable intangible assets were determined using an income-based approach, which includes market participant expectations of cash flows that an asset will generate over the remaining useful life discounted to present value using an appropriate discount rate. Net sales for Agrolux included within the Hawthorne segment for the three and six months ended March 31, 2018 were $5.3 million and $26.0 million, respectively.
On October 3, 2016, the Company’s Hawthorne segment completed the acquisition of American Agritech, L.L.C., d/b/a Botanicare (“Botanicare”), an Arizona-based leading producer of plant nutrients, plant supplements and growing systems used for hydroponic gardening, for $92.6 million. The purchase price included contingent consideration, a non-cash investing activity, of $15.5 million, which was paid during the third quarter of fiscal 2017. The valuation of the acquired assets included (i) $1.2 million of cash, prepaid and other current assets, (ii) $8.4 million of inventory and accounts receivable, (iii) $1.4 million of fixed assets, (iv) $2.3 million of accounts payable and other current liabilities, (v) $53.0 million of finite-lived identifiable intangible assets, and (vi) $30.9 million of tax-deductible goodwill. Identifiable intangible assets included tradenames, customer relationships and non-compete arrangements with useful lives ranging between 5 and 25 years. The estimated fair values of the identifiable intangible assets were determined using an income-based approach, which includes market participant expectations of cash flows that an asset will generate over the remaining useful life discounted to present value using an appropriate discount rate. Net sales for Botanicare included within the Hawthorne segment for the three and six months ended March 31, 2018 were $8.1 million and $15.2 million, respectively, as compared to $11.3 million and $21.2 million for the three and six months ended April 1, 2017, respectively.
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

NOTE 4. INVESTMENT IN UNCONSOLIDATED AFFILIATES
As of March 31, 2018, the Company held a minority equity interest of approximately 30% in the TruGreen Joint Venture. In addition, the Company and TruGreen Holdings are parties to a limited liability company agreement (the “LLC Agreement”) governing the management of the TruGreen Joint Venture, as well as certain ancillary agreements including a transition services agreement. The LLC Agreement provides the Company with minority representation on the board of directors of the TruGreen Joint Venture. The Company’s interest had an initial fair value of $294.0 million and was previously accounted for using the equity method of accounting, with the Company’s proportionate share of the TruGreen Joint Venture earnings reflected in the Condensed Consolidated Statements of Operations. In the first quarter of fiscal 2018, the Company discontinued applying the equity method of accounting for the TruGreen Joint Venture as the Company’s net investment and advances were reduced to a liability. The Company does not have any contractual obligations to fund losses of the TruGreen Joint Venture.
In connection with the closing of the transactions contemplated by the Contribution Agreement on April 13, 2016, the Company invested $18.0 million in second lien term loan financing to the TruGreen Joint Venture. The second lien term loan receivable had a carrying value of $18.1 million and $18.0 million at March 31, 2018 and April 1, 2017, respectively, and is recorded in the “Other assets” line in the Condensed Consolidated Balance Sheets. The Company was reimbursed $0.1 million and $0.6 million during the three and six months ended March 31, 2018, respectively, and had accounts receivable of $0.5 million at March 31, 2018 for expenses incurred pursuant to a short-term transition services agreement. The Company did not receive distributions from unconsolidated affiliates during the three and six months ended March 31, 2018. The Company was reimbursed $14.7 million and $33.7 million during the three and six months ended April 1, 2017, respectively, and had accounts receivable of $8.3 million at April 1, 2017 for expenses incurred pursuant to a short-term transition services agreement and an employee leasing agreement. The Company received distributions from unconsolidated affiliates intended to cover required tax payments of zero and $2.2 million during the three and six months ended April 1, 2017, respectively. The Company also had an indemnification asset of $4.2 million and $7.4 million at March 31, 2018 and April 1, 2017, respectively, for future payments on claims associated with insurance programs. The Company has received cumulative distributions from the TruGreen Joint Venture in excess of its investment balance, which resulted in an amount recorded in the “Distributions in excess of investment in unconsolidated affiliate” line in the Condensed Consolidated Balance Sheets of $21.9 million at March 31, 2018. In accordance with the applicable accounting guidance, the Company reclassified the negative balance to the liability section of the Condensed Consolidated Balance Sheet.
During the fourth quarter of fiscal 2017, the Company made a $29.4 million investment in an unconsolidated subsidiary whose products support the professional U.S. industrial, turf and ornamental market (the “IT&O Joint Venture”). During the three and six months ended March 31, 2018, respectively, the Company invested $2.1 million and $7.4 million in line of credit financing to the IT&O Joint Venture, which is recorded in the “Other assets” line in the Condensed Consolidated Balance Sheets.
The following table presents summarized financial information of the Company’s unconsolidated affiliates:

	THREE MONTHS ENDED		SIX MONTHS ENDED
	MARCH 31, 2018	APRIL 1, 2017	MARCH 31, 2018	APRIL 1, 2017
	(In millions)
Revenue	$175.7	$154.7	$447.9	$406.8
Gross margin	8.4	9.7	84.4	70.8
Selling and administrative expenses	52.4	51.5	116.4	92.9
Amortization expense	10.3	21.7	22.4	41.9
Interest expense	18.0	16.6	35.5	33.5
Restructuring and other charges	8.3	—	11.9	26.6
Net income (loss)	$(80.6)	$(80.1)	$(101.8)	$(124.1)
Due to the seasonal nature of the lawn, tree and shrub care business, the TruGreen Joint Venture anticipates a net loss during the Company’s first and second fiscal quarters. Net income (loss) does not include income taxes, which are recognized and paid by the partners of the unconsolidated affiliates. The income taxes associated with the Company’s share of net income (loss) have been recorded in the “Income tax expense (benefit) from continuing operations” line in the Condensed Consolidated Statements of Operations.
The Company recognized equity in (income) loss of unconsolidated affiliates of $(1.5) million and $(2.1) million for the three and six months ended March 31, 2018, respectively, as compared to $24.1 million and $37.3 million and for the three and six months ended April 1, 2017, respectively. The Company’s share of restructuring and other charges incurred by the TruGreen Joint Venture was $2.1 million and $11.7 million for the three and six months ended April 1, 2017, respectively. For the three and six months ended April 1, 2017, these charges included zero and $7.9 million, respectively, for nonrecurring integration and separation costs and $2.1 million and $3.8 million, respectively, for a non-cash purchase accounting fair value write-down adjustment related to deferred revenue and advertising.
NOTE 5. IMPAIRMENT, RESTRUCTURING AND OTHER
Activity described herein is classified within the “Impairment, restructuring and other” and “Income (loss) from discontinued operations, net of tax” lines in the Condensed Consolidated Statements of Operations.
The following table details impairment, restructuring and other charges for each of the periods presented:

	THREE MONTHS ENDED		SIX MONTHS ENDED
	MARCH 31, 2018	APRIL 1, 2017	MARCH 31, 2018	APRIL 1, 2017
	(In millions)
Operating expenses:
Restructuring and other charges	$10.2	$1.0	$10.0	$0.8
Impairment, restructuring and other charges from continuing operations	$10.2	$1.0	$10.0	$0.8
Restructuring and other charges from discontinued operations	0.2	2.4	1.6	4.6
Total impairment, restructuring and other charges	$10.4	$3.4	$11.6	$5.4
The following table summarizes the activity related to liabilities associated with restructuring and other, excluding insurance reimbursement recoveries, during the six months ended March 31, 2018 (in millions):

Amounts accrued for restructuring and other at September 30, 2017	$12.1
Restructuring and other charges from continuing operations	10.0
Restructuring and other charges from discontinued operations	1.6
Payments and other	(6.4)
Amounts accrued for restructuring and other at March 31, 2018	$17.3
Included in restructuring accruals, as of March 31, 2018, is $1.1 million that is classified as long-term. Payments against the long-term accruals will be incurred as the employees covered by the restructuring plan retire or through the passage of time. The remaining amounts accrued will continue to be paid out over the course of the next twelve months.
During the three months ended March 31, 2018, the Company recognized a charge of $10.2 million for a probable loss on a previously disclosed legal matter within the “Impairment, restructuring and other” line in the Condensed Consolidated Statements of Operations. Refer to “NOTE 12. CONTINGENCIES” for more information.
In the first quarter of fiscal 2016, the Company announced a series of initiatives called Project Focus designed to maximize the value of its non-core assets and focus on emerging categories of the lawn and garden industry in its core U.S. business. During the three and six months ended March 31, 2018, the Company’s U.S. Consumer segment recognized adjustments of $0.1 million and $0.3 million, respectively, related to previously recognized termination benefits in the “Impairment, restructuring and other” line in the Condensed Consolidated Statements of Operations. During the three and six months ended April 1, 2017, the Company’s U.S. Consumer segment recognized charges of $1.0 million and $0.8 million, respectively, related to termination benefits in the “Impairment, restructuring and other” line in the Condensed Consolidated Statements of Operations. Costs incurred to date since the inception of the current Project Focus initiatives are $9.8 million for the U.S. Consumer segment, $1.0 million for the Hawthorne segment and $1.2 million for the Other segment, related to transaction activity, termination benefits and facility closure costs.
On April 13, 2016, as part of Project Focus, the Company completed the contribution of the SLS Business to the TruGreen Joint Venture. Refer to “NOTE 2. DISCONTINUED OPERATIONS” for more information. During the three and six months ended April 1, 2017, the Company recognized $0.1 million and $0.7 million, respectively, in transaction related costs associated with the divestiture of the SLS Business in the “Income (loss) from discontinued operations, net of tax” line in the Condensed Consolidated Statements of Operations.
On August 31, 2017, the Company completed the sale of the International Business. As a result, effective in its fourth quarter of fiscal 2017, the Company classified its results of operations for all periods presented to reflect the International Business as a discontinued operation and classified the assets and liabilities of the International Business as held for sale. Refer to “NOTE 2. DISCONTINUED OPERATIONS” for more information. During the three and six months ended March 31, 2018, the Company recognized $0.2 million and $1.6 million, respectively, as compared to $2.3 million and $3.9 million for the three and six months ended April 1, 2017, respectively, in transaction related costs associated with the sale of the International Business in the “Income (loss) from discontinued operations, net of tax” line in the Condensed Consolidated Statements of Operations.

NOTE 6. INVENTORIES
Inventories consisted of the following for each of the periods presented:

	MARCH 31, 2018	APRIL 1, 2017	SEPTEMBER 30, 2017
	(In millions)
Finished goods	$395.8	$403.8	$210.6
Work-in-process	61.2	51.5	57.6
Raw materials	139.9	141.2	139.3
Total inventories	$596.9	$596.5	$407.5

Adjustments to reflect inventories at net realizable values were $11.9 million at March 31, 2018, $7.6 million at April 1, 2017 and $10.5 million at September 30, 2017.
NOTE 7. MARKETING AGREEMENT
The Scotts Company LLC (“Scotts LLC”) is the exclusive agent of Monsanto for the marketing and distribution of consumer Roundup® non-selective weedkiller products in the consumer lawn and garden market in certain countries pursuant to an Amended and Restated Exclusive Agency and Marketing Agreement (the “Original Marketing Agreement”). In consideration for the rights granted to the Company under the Original Marketing Agreement in 1998, the Company paid a marketing fee of $32.0 million to Monsanto. The Company deferred this amount on the basis that the payment will provide a future benefit through commissions that will be earned under the Marketing Agreement. The economic useful life over which the marketing fee is being amortized is 20 years, with a remaining unamortized amount of $0.4 million and remaining amortization period of less than one year. On May 15, 2015, the Company and Monsanto entered into an Amendment to the Original Marketing Agreement (the “Marketing Agreement Amendment”), a Lawn and Garden Brand Extension Agreement (the “Brand Extension Agreement”) and a Commercialization and Technology Agreement (the “Commercialization and Technology Agreement”). In consideration for these agreements, the Company paid $300.0 million to Monsanto and recorded this amount as intangible assets for which the related economic useful life is indefinite.
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

	THREE MONTHS ENDED		SIX MONTHS ENDED
	MARCH 31, 2018	APRIL 1, 2017	MARCH 31, 2018	APRIL 1, 2017
	(In millions)
Gross commission	$34.5	$41.1	$34.6	$42.3
Contribution expenses	(4.5)	(4.5)	(9.0)	(9.0)
Amortization of marketing fee	(0.2)	(0.2)	(0.4)	(0.4)
Net commission	29.8	36.4	25.2	32.9
Reimbursements associated with Marketing Agreement	19.7	19.4	32.5	33.6
Total net sales associated with Marketing Agreement	$49.5	$55.8	$57.7	$66.5

NOTE 8. DEBT
The components of debt are as follows:

	MARCH 31, 2018	APRIL 1, 2017	SEPTEMBER 30, 2017
	(In millions)
Credit Facilities:
Revolving loans	$1,043.2	$1,096.8	$300.5
Term loans	266.3	281.3	273.8
Senior Notes – 5.250%	250.0	250.0	250.0
Senior Notes – 6.000%	400.0	400.0	400.0
Receivables facility	300.0	—	80.0
Other	22.0	56.1	105.4
Total debt	2,281.5	2,084.2	1,409.7
Less current portions	335.8	32.1	143.1
Less unamortized debt issuance costs	8.0	9.2	8.6
Long-term debt	$1,937.7	$2,042.9	$1,258.0
Credit Facilities
On October 29, 2015, the Company entered into the fourth amended and restated credit agreement (the “credit agreement”), which provides the Company and certain of its subsidiaries with five-year senior secured loan facilities in the aggregate principal amount of $1.9 billion that are comprised of a revolving credit facility of $1.6 billion and a term loan in the original principal amount of $300.0 million (the “credit facilities”). The credit agreement also provides the Company with the right to seek additional committed credit under the agreement in an aggregate amount of up to $500.0 million plus an unlimited additional amount, subject to certain specified financial and other conditions. Under the credit agreement, the Company has the ability to obtain letters of credit up to $100.0 million. The credit agreement will terminate on October 29, 2020. Borrowings on the revolving credit facility may be made in various currencies, including U.S. dollars, euro, British pounds, Australian dollars and Canadian dollars. The terms of the credit agreement include customary representations and warranties, affirmative and negative covenants, financial covenants and events of default. The proceeds of borrowings on the credit facilities may be used: (i) to finance working capital requirements and other general corporate purposes of the Company and its subsidiaries; and (ii) to refinance the amounts outstanding under the Company’s former credit facility.
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
At March 31, 2018, the Company had letters of credit outstanding in the aggregate principal amount of $22.2 million, and $534.6 million of availability under the credit agreement, subject to the Company’s continued compliance with the covenants discussed below. The weighted average interest rates on average borrowings under the credit agreement were 4.1% and 3.7% for the six months ended March 31, 2018 and April 1, 2017, respectively.
The credit agreement contains, among other obligations, an affirmative covenant regarding the Company’s leverage ratio on the last day of each quarter calculated as average total indebtedness, divided by the Company’s earnings before interest, taxes, depreciation and amortization (“EBITDA”), as adjusted pursuant to the terms of the credit agreement (“Adjusted EBITDA”). The maximum leverage ratio was 4.50 as of March 31, 2018. The Company’s leverage ratio was 3.46 at March 31, 2018. The credit agreement also includes an affirmative covenant regarding its interest coverage ratio. The interest coverage ratio is calculated as Adjusted EBITDA divided by interest expense, as described in the credit agreement, and excludes costs related to refinancings. The minimum interest coverage ratio was 3.00 for the twelve months ended March 31, 2018. The Company’s interest coverage ratio was 6.70 for the twelve months ended March 31, 2018. The credit agreement allows the Company to make unlimited restricted payments (as defined in the credit agreement), including increased or one-time dividend payments and Common Share repurchases, as long as the leverage ratio resulting from the making of such restricted payments is 4.00 or less. Otherwise the Company may only make restricted payments in an aggregate amount for each fiscal year not to exceed $200.0 million.

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
The Company accounts for the sale of receivables under the Receivables Facility as short-term debt and continues to carry the receivables on its Condensed Consolidated Balance Sheet, primarily as a result of the Company’s requirement to repurchase receivables sold. There were $300.0 million in borrowings on receivables pledged as collateral under the Receivables Facility as of March 31, 2018. The carrying value of the receivables pledged as collateral was $333.3 million as of March 31, 2018. As of March 31, 2018, there was $78.4 million of availability under the Receivables Facility.
Other
In connection with the acquisition of a controlling interest in Gavita during fiscal 2016, the Company recorded a loan to the noncontrolling ownership group of Gavita. On October 2, 2017, the Company’s Hawthorne segment acquired the remaining 25% noncontrolling interest in Gavita, which included extinguishment of the loan to the noncontrolling ownership group of Gavita with a fair value and carrying value of $55.6 million. The fair value of the loan was $37.2 million and $55.6 million at April 1, 2017 and September 30, 2017, respectively.

Interest Rate Swap Agreements
The Company has outstanding interest rate swap agreements with major financial institutions that effectively convert a portion of the Company’s variable-rate debt to a fixed rate. The swap agreements had a maximum total U.S. dollar equivalent notional amount of $1,300.0 million at March 31, 2018, $1,150.0 million at April 1, 2017 and $1,100.0 million at September 30, 2017, respectively. Interest payments made between the effective date and expiration date are hedged by the swap agreements, except as noted below.
The notional amount, effective date, expiration date and rate of each of these swap agreements outstanding at March 31, 2018 are shown in the table below:

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
5.250% Senior Notes
The fair value of the 5.250% Senior Notes was determined based on the trading of the 5.250% Senior Notes in the open market. The difference between the carrying value and the fair value of the 5.250% Senior Notes represents the premium or discount on that date. Based on the trading value on or around March 31, 2018, the fair value of the 5.250% Senior Notes was approximately $247.5 million. The fair value measurement for the 5.250% Senior Notes was classified in Level 1 of the fair value hierarchy.
6.000% Senior Notes
The fair value of the 6.000% Senior Notes was determined based on the trading of the 6.000% Senior Notes in the open market. The difference between the carrying value and the fair value of the 6.000% Senior Notes represents the premium or discount on that date. Based on the trading value on or around March 31, 2018, the fair value of the 6.000% Senior Notes was approximately $419.0 million. The fair value measurement for the 6.000% Senior Notes was classified in Level 1 of the fair value hierarchy.
Accounts Receivable Pledged
The interest rate on the short-term debt associated with accounts receivable pledged under the Receivables Facility fluctuated with the applicable LIBOR and thus the carrying value is a reasonable estimate of fair value. The fair value measurement for the Receivables Facility was classified in Level 2 of the fair value hierarchy.

Weighted Average Interest Rate
The weighted average interest rates on the Company’s debt were 4.4% and 4.3% for the six months ended March 31, 2018 and April 1, 2017, respectively.
NOTE 9. RETIREMENT AND RETIREE MEDICAL PLANS
The following summarizes the components of net periodic benefit (income) cost for the retirement and retiree medical plans sponsored by the Company:

	THREE MONTHS ENDED
	MARCH 31, 2018			APRIL 1, 2017
	U.S. Pension	International Pension	U.S. Medical	U.S. Pension	International Pension	U.S. Medical
	(In millions)
Service cost	$—	$0.3	$0.1	$—	$0.2	$0.1
Interest cost	0.7	1.1	0.2	0.7	1.0	0.1
Expected return on plan assets	(1.1)	(2.1)	—	(1.2)	(2.0)	—
Net amortization	0.4	0.3	(0.3)	0.4	0.4	(0.2)
Net periodic benefit (income) cost	$—	$(0.4)	$—	$(0.1)	$(0.4)	$—

	SIX MONTHS ENDED
	MARCH 31, 2018			APRIL 1, 2017
	U.S. Pension	International Pension	U.S. Medical	U.S. Pension	International Pension	U.S. Medical
	(In millions)
Service cost	$—	$0.5	$0.2	$—	$0.4	$0.2
Interest cost	1.5	2.1	0.3	1.4	1.9	0.3
Expected return on plan assets	(2.3)	(4.1)	—	(2.4)	(3.9)	—
Net amortization	0.8	0.6	(0.5)	0.8	0.9	(0.4)
Net periodic benefit (income) cost	$—	$(0.9)	$—	$(0.2)	$(0.7)	$0.1

NOTE 10. EQUITY
The following table provides a summary of the changes in total equity, equity attributable to controlling interest, and equity attributable to noncontrolling interests for the six months ended March 31, 2018 and April 1, 2017 (in millions):

	Common Shares and Capital in Excess of Stated Value	Retained Earnings	Treasury Shares	Accumulated Other Comprehensive Loss	Total Equity - Controlling Interest	Non-controlling Interest	Total Equity
Balance at September 30, 2016	$401.7	$881.8	$(451.4)	$(116.9)	$715.2	$19.1	$734.3
Net income (loss)	—	99.8	—	—	99.8	0.5	100.3
Other comprehensive income (loss)	—	—	—	3.2	3.2	—	3.2
Share-based compensation	19.1	—	—	—	19.1	—	19.1
Dividends declared ($1.00 per share)	—	(60.6)	—	—	(60.6)	—	(60.6)
Treasury share purchases	—	—	(90.6)	—	(90.6)	—	(90.6)
Treasury share issuances	(20.0)	—	13.8	—	(6.2)	—	(6.2)
Adjustment to noncontrolling interest due to ownership change	(1.0)	—	—	—	(1.0)	1.0	—
Distribution declared by AeroGrow	—	—	—	—	—	(8.1)	(8.1)
Balance at April 1, 2017	$399.8	$921.0	$(528.2)	$(113.7)	$678.9	$12.5	$691.4

Balance at September 30, 2017	$407.6	$978.2	$(667.8)	$(69.2)	$648.8	$12.9	$661.7
Net income (loss)	—	127.7	—	—	127.7	0.1	127.8
Other comprehensive income (loss)	—	—	—	17.9	17.9	—	17.9
Share-based compensation	15.7	—	—	—	15.7	—	15.7
Dividends declared ($1.06 per share)	—	(61.4)	—	—	(61.4)	—	(61.4)
Treasury share purchases	—	—	(256.8)	—	(256.8)	—	(256.8)
Treasury share issuances	(8.6)	—	13.2	—	4.6	—	4.6
Acquisition of remaining noncontrolling interest in Gavita	(5.7)	—	—	—	(5.7)	(7.9)	(13.6)
Balance at March 31, 2018	$409.0	$1,044.5	$(911.4)	$(51.3)	$490.8	$5.1	$495.9
Accumulated Other Comprehensive Loss
During the three months ended March 31, 2018, the Company repatriated cash from a foreign subsidiary resulting in the liquidation of substantially all of the assets of the subsidiary and the write-off of accumulated foreign currency translation loss adjustments of $11.7 million within the “Other non-operating expense, net” line in the Condensed Consolidated Statements of Operations.
Share Repurchases
In August 2014, the Scotts Miracle-Gro Board of Directors authorized the repurchase of up to $500.0 million of Common Shares over a five-year period (effective November 1, 2014 through September 30, 2019). On August 3, 2016, Scotts Miracle-Gro announced that its Board of Directors authorized a $500.0 million increase to the share repurchase authorization ending on September 30, 2019. The amended authorization allows for repurchases of Common Shares of up to $1.0 billion through September 30, 2019. The authorization provides the Company with flexibility to purchase Common Shares from time to time in open market purchases or through privately negotiated transactions. All or part of the repurchases may be made under Rule 10b5-1 plans, which the Company may enter into from time to time and which enable the repurchases to occur on a more regular basis, or pursuant to accelerated share repurchases. The share repurchase authorization, which expires September 30, 2019, may be suspended or discontinued at any time, and there can be no guarantee as to the timing or amount of any repurchases. During the three and six months ended March 31, 2018, Scotts Miracle-Gro repurchased 1.7 million and 2.7 million Common Shares for $160.2 million and $256.8 million, respectively. From the inception of this share repurchase program in the fourth quarter of fiscal 2014 through March 31, 2018, Scotts Miracle-Gro repurchased approximately 7.5 million Common Shares for $648.3 million.
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
Share-Based Awards
Scotts Miracle-Gro grants share-based awards annually to officers and certain other employees of the Company and non-employee directors of Scotts Miracle-Gro. The share-based awards have consisted of stock options, restricted stock units, deferred stock units and performance-based awards. All of these share-based awards have been made under plans approved by the shareholders of Scotts Miracle-Gro. If available, Scotts Miracle-Gro will typically use treasury shares, or if not available, newly-issued Common Shares, in satisfaction of its share-based awards.
On October 30, 2017, the Company issued 0.2 million upfront performance-based award units, covering a four-year performance period, with an estimated fair value of $20.2 million on the date of grant to certain Hawthorne segment employees as part of its Project Focus initiative. These awards vest after approximately four years subject to the achievement of specific performance goals aligned with the strategic objectives of the Company’s Project Focus initiatives. Based on the extent to which the performance goals are achieved, vested shares may range from 50 to 250 percent of the target award amount. The performance goals are based on cumulative Hawthorne non-GAAP adjusted earnings. Performance-based award units accrue cash dividend equivalents that are payable upon vesting of the awards.
The following is a summary of the share-based awards granted during each of the periods indicated:

	SIX MONTHS ENDED
	MARCH 31, 2018	APRIL 1, 2017
Employees
Restricted stock units	109,563	102,143
Performance units	235,503	487,674
Board of Directors
Deferred stock units	20,799	22,902
Total share-based awards	365,865	612,719

Aggregate fair value at grant dates (in millions)	$34.9	$56.9
Total share-based compensation was as follows for each of the periods indicated:

	THREE MONTHS ENDED		SIX MONTHS ENDED
	MARCH 31, 2018	APRIL 1, 2017	MARCH 31, 2018	APRIL 1, 2017
	(In millions)
Share-based compensation	$9.7	$12.8	$15.7	$15.1
Tax benefit recognized	1.8	4.9	4.1	5.8

Stock Options
Aggregate stock option activity was as follows:

	No. of Options	Wtd. Avg. Exercise Price
Awards outstanding at September 30, 2017	1,517,310	$53.05
Granted	—	—
Exercised	(72,027)	50.38
Forfeited	(1,367)	36.86
Awards outstanding at March 31, 2018	1,443,916	53.20
Exercisable	1,017,603	$46.72
At March 31, 2018, the total pre-tax compensation cost, net of estimated forfeitures, related to nonvested stock options not yet recognized was $0.6 million, which is expected to be recognized over a weighted-average period of 0.8 years. The intrinsic value of stock options exercised for the six months ended March 31, 2018 was $3.8 million. At March 31, 2018, the Company expects 0.4 million of the remaining unexercisable stock options (after forfeitures), with a weighted-average exercise price of $68.65, intrinsic value of $7.1 million and average remaining term of 7.8, to vest in the future. The following summarizes certain information pertaining to stock option awards outstanding and exercisable at March 31, 2018 (options in millions):

	Awards Outstanding			Awards Exercisable
Range of Exercise Price	No. of Options	Wtd. Avg. Remaining Life	Wtd. Avg. Exercise Price	No. of Options	Wtd. Avg. Remaining Life	Wtd. Avg. Exercise Price
$20.59 – $20.59	0.2	0.51	$20.59	0.2	0.51	$20.59
$38.81 – $49.19	0.4	2.93	45.22	0.4	2.93	45.22
$63.43 – $68.68	0.8	7.36	66.26	0.4	6.84	63.49
	1.4	5.02	$53.20	1.0	3.84	$46.72

The intrinsic values of the stock option awards outstanding and exercisable at March 31, 2018 were as follows (in millions):

Outstanding	$47.0
Exercisable	39.7
Restricted share-based awards
Restricted share-based award activity (including restricted stock units and deferred stock units) was as follows:

	No. of Shares	Wtd. Avg. Grant Date Fair Value per Share
Awards outstanding at September 30, 2017	291,519	$81.15
Granted	130,362	90.86
Vested	(86,601)	67.70
Forfeited	—	—
Awards outstanding at March 31, 2018	335,280	$88.39

At March 31, 2018, the total pre-tax compensation cost, net of estimated forfeitures, related to nonvested restricted share units not yet recognized was $8.3 million, which is expected to be recognized over a weighted-average period of 1.9 years.

Performance-based awards
Performance-based award activity was as follows (based on target award amounts):

	No. of Units	Wtd. Avg. Grant Date Fair Value per Unit
Awards outstanding at September 30, 2017	596,933	$88.01
Granted	235,503	97.72
Vested	(53,644)	63.43
Forfeited	(3,037)	98.81
Awards outstanding at March 31, 2018	775,755	$92.61
At March 31, 2018, the total pre-tax compensation cost, net of estimated forfeitures, related to nonvested performance-based units not yet recognized was $28.0 million, which is expected to be recognized over a weighted-average period of 3.3 years.
NOTE 11. INCOME TAXES
On December 22, 2017, H.R.1 (the “Act,” formerly known as the “Tax Cuts and Jobs Act”) was signed into law and provides for significant changes to the U.S. Internal Revenue Code of 1986, as amended (the “Code”). The Act has widespread applicability to companies, including impacting corporate tax rates, business-related exclusions, deduction and credits, and international taxability. Among other items important to the Company, the Act implements a territorial tax system, imposes a one-time transition tax on deemed repatriated earnings of foreign subsidiaries, and permanently reduces the federal corporate tax rate to 21% effective January 1, 2018. As the Company’s fiscal year end falls on September 30, the statutory federal corporate tax rate for fiscal 2018 will be prorated to 24.5%, with the statutory rate for fiscal 2019 and beyond at 21%.
The effective tax rates related to continuing operations for the six months ended March 31, 2018 and April 1, 2017 were (15.0)% and 35.7%, respectively. The effective tax rate used for interim reporting purposes is based on management’s best estimate of factors impacting the effective tax rate for the full fiscal year and includes the impact of discrete items recognized in the quarter. There can be no assurance that the effective tax rate estimated for interim financial reporting purposes will approximate the effective tax rate determined at fiscal year end.
At September 30, 2017, the Company had a net deferred tax liability of $157.5 million. Under GAAP, the Company uses the asset and liability method of accounting for income taxes. Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The Company’s net deferred tax liability of $157.5 million was determined based on the current enacted federal tax rate of 35% prior to the passage of the Act. As a result of the reduction in the corporate income tax rate from 35% to 21% under the Act, the Company estimates the value of its net deferred tax liability has been reduced by $45.9 million, which has been recorded in the “Income tax expense (benefit) from continuing operations” line in the Condensed Consolidated Statement of Operations for the three and six months ended March 31, 2018. The Company’s actual write-down may vary from the current estimate due to a number of uncertainties and factors, including the completion of the Company’s consolidated financial statements as of and for the year ending September 30, 2018, and further clarifications of the Act which cannot be anticipated at this time. In accordance with SAB 118, any necessary measurement adjustments will be recorded and disclosed within one year from the enactment date within the period the adjustments are determined.
The Act also provides for a one-time transition tax on “deemed repatriation” of accumulated foreign earnings for the year ended September 30, 2018. The Company estimates U.S. federal tax on the deemed repatriation of $14.0 million. However, after the application of $10.7 million of foreign tax credits generated from the repatriation, plus utilization of $3.2 million of foreign tax credit carryovers previously reserved under a full valuation allowance, no cash payment is expected to be due. Additionally, state tax expense is expected to increase by $0.1 million as a result of the deemed repatriation in the current fiscal year. These amounts have been recorded in the “Income tax expense (benefit) from continuing operations” line in the Condensed Consolidated Statement of Operations for the three and six months ended March 31, 2018. While the Company believes this is a reasonable estimate of the effects of the transition tax, it is subject to further analysis which cannot be completed until after the end of the fiscal year. The additional information and analysis may cause the actual liability to differ from the current estimate. In accordance with SAB 118, any necessary measurement adjustments will be recorded and disclosed within one year from the enactment date within the period the adjustments are determined. During the three months ended March 31, 2018, the Company repatriated cash from a foreign subsidiary resulting in the liquidation of substantially all of the assets of the subsidiary and the write-off of accumulated foreign currency translation loss adjustments of $11.7 million within the “Other non-operating expense, net” line in the Condensed Consolidated Statements of Operations.
The Company does not currently have the information necessary to determine a reasonable estimate of the current or deferred impacts of certain aspects of the Act including those related to executive compensation and international taxation that are not effective until the Company's fiscal year ended September 30, 2019. These include the potential impacts of the limitation on tax deductions for performance-based compensation of certain individuals and the so-called “Global Intangible Low-Tax Income (GILTI)” and “Foreign Derived Intangible Income (FDII)” per the Act. Because of the complexity of the new GILTI tax rules, the Company continues to evaluate this provision of the Act and the application of ASC 740. Under GAAP, the Company is permitted to make an accounting policy election of either (1) treating taxes due on future U.S. inclusions in taxable income related to GILTI as a current-period expense when incurred (the “period cost method”) or (2) factoring such amounts into a company’s measurement of its deferred taxes (the “deferred method”). The Company’s selection of an accounting policy with respect to the new GILTI tax rules will depend, in part, on analyzing its global income to determine whether it expects to have future U.S. inclusions in taxable income related to GILTI and, if so, what the impact is expected to be. Because whether the Company expects to have future U.S. inclusions in taxable income related to GILTI depends on not only its current structure and estimated future results of global operations but also its intent and ability to modify its structure and/or its business, the Company is not yet able to reasonably estimate the effect of this provision of the Act. Therefore, in accordance with SAB 118, the Company has not made any adjustments related to potential GILTI tax in its financial statements and has not made a policy election decision regarding whether to record deferred taxes on GILTI. Similarly, in accordance with SAB 118, the Company has not adjusted its current or deferred taxes for the tax effects of FDII or the limitation on tax deductions for performance-based compensation in the current period. Estimates of these amounts will be recorded in the first reporting period in which a reasonable estimate can be determined.
Scotts Miracle-Gro or one of its subsidiaries files income tax returns in the U.S. federal jurisdiction and various state, local and foreign jurisdictions. Subject to the following exceptions, the Company is no longer subject to examination by these tax authorities for fiscal years prior to 2014. The Company is currently under examination by certain U.S. state and local tax authorities. The tax periods under examination are limited to fiscal years 2011 through 2016. During the second quarter of fiscal 2018, an IRS audit covering fiscal years 2011 through 2013 was effectively settled with no material impact to the consolidated financial statements. In addition to the aforementioned audits, certain other tax deficiency notices and refund claims for previous years remain unresolved.
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
Regulatory Matters
At March 31, 2018, $4.2 million was accrued in the “Other liabilities” line in the Condensed Consolidated Balance Sheets for environmental actions, the majority of which are for site remediation. The amounts accrued are believed to be adequate to cover such known environmental exposures based on current facts and estimates of likely outcomes. Although it is reasonably possible that the costs to resolve such known environmental exposures will exceed the amounts accrued, any variation from accrued amounts is not expected to be material.

Other
The Company has been named as a defendant in a number of cases alleging injuries that the lawsuits claim resulted from exposure to asbestos-containing products, apparently based on the Company’s historic use of vermiculite in certain of its products. In many of these cases, the complaints are not specific about the plaintiffs’ contacts with the Company or its products. The cases vary, but complaints in these cases generally seek unspecified monetary damages (actual, compensatory, consequential and punitive) from multiple defendants. The Company believes that the claims against it are without merit and is vigorously defending against them. No accruals have been recorded in the Company’s consolidated financial statements as the likelihood of a loss is not probable at this time; and the Company does not believe a reasonably possible loss would be material to, nor the ultimate resolution of these cases will have a material adverse effect on, the Company’s financial condition, results of operations or cash flows. There can be no assurance that future developments related to pending claims or claims filed in the future, whether as a result of adverse outcomes or as a result of significant defense costs, will not have a material effect on the Company’s financial condition, results of operations or cash flows.
In connection with the sale of wild bird food products that were the subject of a voluntary recall in 2008, the Company, along with its Chief Executive Officer, have been named as defendants in four actions filed on and after June 27, 2012, which have been consolidated, and, on March 31, 2017, certified as a class action in the United States District Court for the Southern District of California as In re Morning Song Bird Food Litigation, Lead Case No. 3:12-cv-01592-JAH-AGS. The plaintiffs allege various statutory and common law claims associated with the Company’s sale of wild bird food products and a plea agreement entered into in previously pending government proceedings associated with such sales. The plaintiffs allege, among other things, a class action on behalf of all persons and entities in the United States who purchased certain bird food products. The plaintiffs assert: (i) hundreds of millions of dollars in monetary damages (actual, compensatory, consequential, and restitution); (ii) punitive and treble damages; (iii) injunctive and declaratory relief; (iv) pre-judgment and post-judgment interest; and (v) costs and attorneys’ fees. The Company and its Chief Executive Officer dispute the plaintiffs’ assertions and intend to vigorously defend the consolidated action. No accruals have been recorded in the Company’s consolidated financial statements as the likelihood of a loss is not probable at this time. There can be no assurance that future developments with respect to this action, whether as a result of an adverse outcome or as a result of significant defense costs, will not have a material adverse effect on the Company’s financial condition, results of operations or cash flows.
The Company has been named as a defendant in In re Scotts EZ Seed Litigation, Case No. 12-cv-4727 (VB), a New York and California class action lawsuit filed August 9, 2012 in the United States District Court for the Southern District of New York that asserts claims under false advertising and other legal theories based on a marketing statement on the Company’s EZ Seed grass seed product from 2009 to 2012. The plaintiffs seek, on behalf of themselves and purported class members, various forms of monetary and non-monetary relief, including statutory damages that they contend could amount to hundreds of millions of dollars. The Company has defended the action vigorously, and disputes the plaintiffs’ claims and theories, including the recoverability of statutory damages. In 2017, the Court eliminated certain claims, narrowed the case in certain respects, and permitted the case to continue proceeding as a class action. On August 7, 2017, the Court requested briefs on the Company’s request for interlocutory review of issues relating to the recoverability of statutory damages in a class action by the United States Court of Appeals for the Second Circuit and, on August 31, 2017, approved that request. On January 8, 2018, however, the Second Circuit denied the interlocutory appeal request. The parties engaged in mediation on April 9, 2018 and agreed in principle to a preliminary settlement of the outstanding claims on April 10, 2018. The preliminary settlement would require the Company to pay certain attorneys’ and administrative fees and provide certain payments to the class members. The preliminary settlement will not be finalized until after the court approves the settlement and a claims process determines the payments to be provided to the class members. During the three months ended March 31, 2018, the Company recognized a charge of $10.2 million for a probable loss related to this matter within the “Impairment, restructuring and other” line in the Condensed Consolidated Statements of Operations. The resolution of the claims process may result in additional losses in excess of the amount accrued, however, the Company does not believe a reasonably possible loss in excess of the amount accrued would be material to, nor have a material adverse effect on, the Company’s financial condition, results of operations or cash flows.
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
Exchange Rate Risk Management
The Company uses currency forward contracts to manage the exchange rate risk associated with intercompany loans with foreign subsidiaries that are denominated in local currencies. At March 31, 2018, the notional amount of outstanding currency forward contracts was $252.9 million, with a negative fair value of $0.7 million. At April 1, 2017, the notional amount of outstanding currency forward contracts was $288.4 million, with a negative fair value of $3.5 million. At September 30, 2017, the notional amount of outstanding currency forward contracts was $268.3 million, with a fair value of $1.8 million. The fair value of currency forward contracts is determined using forward rates in commonly quoted intervals for the full term of the contracts. The outstanding contracts will mature over the next fiscal quarter.
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
The Company has outstanding interest rate swap agreements with major financial institutions that effectively convert a portion of the Company’s variable-rate debt to a fixed rate. The swap agreements had a maximum total U.S. dollar equivalent notional amount of $1,300.0 million at March 31, 2018, $1,150.0 million at April 1, 2017 and $1,100.0 million at September 30, 2017. Refer to “NOTE 8. DEBT” for the terms of the swap agreements outstanding at March 31, 2018. Included in the AOCI balance at March 31, 2018 was a gain of $0.9 million related to interest rate swap agreements that is expected to be reclassified to earnings during the next twelve months, consistent with the timing of the underlying hedged transactions.
Commodity Price Risk Management
The Company enters into hedging arrangements designed to fix the price of a portion of its projected future urea requirements. The contracts are designated as hedges of the Company’s exposure to future cash flow fluctuations associated with the cost of urea. The objective of the hedges is to mitigate the earnings and cash flow volatility attributable to the risk of changing prices. Since the contracts have been designated as hedging instruments, unrealized gains or losses resulting from adjusting these contracts to fair value are recorded as elements of AOCI within the Condensed Consolidated Balance Sheets. Realized gains or losses remain as a component of AOCI until the related inventory is sold. Upon sale of the underlying inventory, the gain or loss is reclassified to cost of sales. Included in the AOCI balance at March 31, 2018 was a loss of $0.3 million related to urea derivatives that is expected to be reclassified to earnings during the next twelve months, consistent with the timing of the underlying hedged transactions.
The Company also uses derivatives to partially mitigate the effect of fluctuating diesel costs on operating results. These financial instruments are carried at fair value within the Condensed Consolidated Balance Sheets. Changes in the fair value of derivative contracts that qualify for hedge accounting are recorded in AOCI. The effective portion of the change in fair value remains as a component of AOCI until the related fuel is consumed, at which time the accumulated gain or loss on the derivative contract is reclassified to cost of sales. Changes in the fair value of derivatives that do not qualify for hedge accounting are recorded as an element of cost of sales. At March 31, 2018, there were no amounts included within AOCI.
The Company had the following outstanding commodity contracts that were entered into to hedge forecasted purchases:

COMMODITY	MARCH 31, 2018	APRIL 1, 2017	SEPTEMBER 30, 2017
Urea	42,000 tons	28,500 tons	76,500 tons
Diesel	3,360,000 gallons	5,544,000 gallons	5,586,000 gallons
Heating Oil	1,092,000 gallons	1,680,000 gallons	1,386,000 gallons

Fair Values of Derivative Instruments
The fair values of the Company’s derivative instruments were as follows:

		ASSETS / (LIABILITIES)
DERIVATIVES DESIGNATED AS HEDGING INSTRUMENTS		MARCH 31, 2018	APRIL 1, 2017	SEPTEMBER 30, 2017
	BALANCE SHEET LOCATION	FAIR VALUE
		(In millions)
Interest rate swap agreements	Prepaid and other current assets	$1.5	$0.7	$1.3
	Other assets	1.9	0.8	—
	Other current liabilities	—	(1.9)	(0.8)
	Other liabilities	—	(0.7)	(0.4)
Commodity hedging instruments	Prepaid and other current assets	—	—	3.2
	Other current liabilities	(0.5)	(0.2)	—
Total derivatives designated as hedging instruments		$2.9	$(1.3)	$3.3

DERIVATIVES NOT DESIGNATED AS HEDGING INSTRUMENTS	BALANCE SHEET LOCATION
Currency forward contracts	Prepaid and other current assets	$0.3	$0.5	$2.0
	Other current liabilities	(1.0)	(4.0)	(0.2)
Commodity hedging instruments	Prepaid and other current assets	1.1	—	0.6
	Other current liabilities	—	(0.1)	—
Total derivatives not designated as hedging instruments		0.4	(3.6)	2.4
Total derivatives		$3.3	$(4.9)	$5.7

The effect of derivative instruments on AOCI and the Condensed Consolidated Statements of Operations was as follows:

DERIVATIVES IN CASH FLOW HEDGING RELATIONSHIPS	AMOUNT OF GAIN / (LOSS) RECOGNIZED IN AOCI
	THREE MONTHS ENDED		SIX MONTHS ENDED
	MARCH 31, 2018	APRIL 1, 2017	MARCH 31, 2018	APRIL 1, 2017
	(In millions)
Interest rate swap agreements	$2.1	$0.4	$2.5	$2.5
Commodity hedging instruments	(0.1)	(0.4)	0.3	0.5
Total	$2.0	$—	$2.8	$3.0

DERIVATIVES IN CASH FLOW HEDGING RELATIONSHIPS	RECLASSIFIED FROM AOCI INTO STATEMENT OF OPERATIONS	AMOUNT OF GAIN / (LOSS)
		THREE MONTHS ENDED		SIX MONTHS ENDED
		MARCH 31, 2018	APRIL 1, 2017	MARCH 31, 2018	APRIL 1, 2017
		(In millions)
Interest rate swap agreements	Interest expense	$0.1	$(0.9)	$0.2	$(1.2)
Commodity hedging instruments	Cost of sales	1.0	(0.2)	1.0	(0.3)
Total		$1.1	$(1.1)	$1.2	$(1.5)

DERIVATIVES NOT DESIGNATED AS HEDGING INSTRUMENTS	RECOGNIZED IN STATEMENT OF OPERATIONS	AMOUNT OF GAIN / (LOSS)
		THREE MONTHS ENDED		SIX MONTHS ENDED
		MARCH 31, 2018	APRIL 1, 2017	MARCH 31, 2018	APRIL 1, 2017
		(In millions)
Currency forward contracts	Other income / expense, net	$(2.6)	$(2.2)	$(5.2)	$7.0
Commodity hedging instruments	Cost of sales	0.2	(0.9)	1.5	—
Total		$(2.4)	$(3.1)	$(3.7)	$7.0
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
Long-Term Debt
In connection with the acquisition of a controlling interest in Gavita during fiscal 2016, the Company recorded a loan to the noncontrolling ownership group of Gavita. On October 2, 2017, the Company’s Hawthorne segment acquired the remaining 25% noncontrolling interest in Gavita, which included extinguishment of the loan to the noncontrolling ownership group of Gavita with a fair value and carrying value of $55.6 million. The fair value of the loan was $37.2 million and $55.6 million at April 1, 2017 and September 30, 2017, respectively. The estimate required subjective assumptions to be made, including those related to future business results and discount rates. The fair value measurement was based on significant inputs unobservable in the market and thus represented a Level 3 measurement.
The following table presents the Company’s financial assets and liabilities measured at fair value on a recurring basis at March 31, 2018:

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Unobservable Inputs (Level 3)	Total
	(In millions)
Assets
Cash equivalents	$0.9	$—	$—	$0.9
Derivatives
Interest rate swap agreements	—	3.4	—	3.4
Currency forward contracts	—	0.3	—	0.3
Commodity hedging instruments	—	1.1	—	1.1
Other	18.0	—	11.8	29.8
Total	$18.9	$4.8	$11.8	$35.5
Liabilities
Derivatives
Currency forward contracts	$—	$(1.0)	$—	$(1.0)
Commodity hedging instruments	—	(0.5)	—	(0.5)
Total	$—	$(1.5)	$—	$(1.5)
The following table presents the Company’s financial assets and liabilities measured at fair value on a recurring basis at April 1, 2017:

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Unobservable Inputs (Level 3)	Total
	(In millions)
Assets
Cash equivalents	$17.7	$—	$—	$17.7
Derivatives
Interest rate swap agreements	—	1.5	—	1.5
Currency forward contracts	—	0.5	—	0.5
Other	14.5	—	10.9	25.4
Total	$32.2	$2.0	$10.9	$45.1
Liabilities
Derivatives
Interest rate swap agreements	$—	$(2.6)	$—	$(2.6)
Currency forward contracts	—	(4.0)	—	(4.0)
Commodity hedging instruments	—	(0.3)	—	(0.3)
Long-term debt	—	—	(37.2)	(37.2)
Total	$—	$(6.9)	$(37.2)	$(44.1)

The following table presents the Company’s financial assets and liabilities measured at fair value on a recurring basis at September 30, 2017:

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Unobservable Inputs (Level 3)	Total
	(In millions)
Assets
Cash equivalents	$26.2	$—	$—	$26.2
Derivatives
Interest rate swap agreements	—	1.3	—	1.3
Currency forward contracts	—	2.0	—	2.0
Commodity hedging instruments	—	3.8	—	3.8
Other	15.7	—	11.8	27.5
Total	$41.9	$7.1	$11.8	$60.8
Liabilities
Derivatives
Interest rate swap agreements	$—	$(1.2)	$—	$(1.2)
Currency forward contracts	—	(0.2)	—	(0.2)
Long-term debt	—	—	(55.6)	(55.6)
Total	$—	$(1.4)	$(55.6)	$(57.0)
NOTE 15. SEGMENT INFORMATION
The Company divides its business into three reportable segments: U.S. Consumer, Hawthorne and Other. U.S. Consumer consists of the Company’s consumer lawn and garden business located in the geographic United States. Hawthorne consists of the Company’s indoor, urban and hydroponic gardening business. Other consists of the Company’s consumer lawn and garden business in geographies other than the U.S. and the Company’s product sales to commercial nurseries, greenhouses and other professional customers. Corporate consists of general and administrative expenses and certain other income/expense items not allocated to the business segments. This identification of reportable segments is consistent with how the segments report to and are managed by the chief operating decision maker of the Company. These segments differ from those used in prior periods due to the change in the Company’s internal organizational structure resulting from the Company’s divestiture of the International Business on August 31, 2017. As a result, effective in its fourth quarter of fiscal 2017, the Company classified its results of operations for all periods presented to reflect the International Business as a discontinued operation and classified the assets and liabilities of the International Business as held for sale. The prior period amounts have been reclassified to conform with the new segments.
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

The following tables present financial information for the Company’s reportable segments for the periods indicated:

	THREE MONTHS ENDED		SIX MONTHS ENDED
	MARCH 31, 2018	APRIL 1, 2017	MARCH 31, 2018	APRIL 1, 2017
	(In millions)
Net sales:
U.S. Consumer	$920.2	$974.8	$1,046.1	$1,101.0
Hawthorne	41.8	59.1	118.5	122.8
Other	51.3	50.7	70.3	68.2
Consolidated	$1,013.3	$1,084.6	$1,234.9	$1,292.0

Segment Profit (Loss):
U.S. Consumer	$286.2	$313.9	$248.3	$275.4
Hawthorne	(4.8)	9.6	(3.0)	16.3
Other	1.6	3.8	(2.5)	1.5
Total Segment Profit (Loss)	283.0	327.3	242.8	293.2
Corporate	(33.6)	(35.4)	(58.7)	(57.8)
Intangible asset amortization	(6.9)	(5.6)	(13.7)	(11.1)
Impairment, restructuring and other	(10.2)	(1.0)	(10.0)	(0.8)
Equity in income (loss) of unconsolidated affiliates	1.5	(24.1)	2.1	(37.3)
Interest expense	(22.6)	(21.5)	(40.4)	(36.8)
Other non-operating expense, net	(9.2)	—	(6.7)	—
Income from continuing operations before income taxes	$202.0	$239.7	$115.4	$149.4

	MARCH 31, 2018	APRIL 1, 2017	SEPTEMBER 30, 2017
	(In millions)
Total assets:
U.S. Consumer	$2,487.6	$2,569.4	$1,650.3
Hawthorne	664.4	502.3	648.0
Other	213.7	209.9	150.7
Corporate	209.8	178.9	298.0
Assets held for sale	—	331.5	—
Consolidated	$3,575.5	$3,792.0	$2,747.0
NOTE 16. SUBSEQUENT EVENT
On April 12, 2018, Hawthorne Hydroponics LLC (the “Buyer”), a subsidiary of the Company, entered into a purchase agreement (the “Purchase Agreement”) to purchase (i) substantially all of the assets and certain specified liabilities of Sunlight Supply, Inc., Sunlight Garden Supply, Inc., Sunlight Garden Supply, ULC, and IP Holdings, LLC (together, with Craig R. Hargreaves and Kim E. Hargreaves, the “Sellers”) and (ii) all of the issued and outstanding equity interests of Columbia River Industrial Holdings, LLC (the “Transaction”). The Sellers are engaged in the business of developing, manufacturing, marketing and distributing horticultural, organics, lighting and hydroponics products, including, without limitation, lighting fixtures, nutrients, seeds and growing media, systems, trays, fans, filters, humidifiers and dehumidifiers, timers, instruments, water pumps, irrigation supplies and hand tools (the “Business”). Prior to the execution of the Purchase Agreement, Sunlight Supply, Inc. served as a non-exclusive distributor of the Buyer.
Under the terms and conditions of the Purchase Agreement, upon closing of the Transaction, the Company would pay $450.0 million, consisting of $425.0 million in cash and $25.0 million in common stock of the Company (the “Company Shares”). Up to an additional $20.0 million would be paid by the Company contingent on the achievement of certain performance metrics of the Company following the closing of the Transaction.
The parties’ obligations to consummate the Transaction include customary closing conditions, including, receipt of required governmental approvals, as well as, among other things, (i) the requirement that certain employees (a) complete background screening procedures, (b) accept the Buyer’s offer of employment and (c) complete and sign the Buyer’s on-boarding documents for employment, (ii) a limited due diligence condition in favor of the Buyer, and (iii) the delivery of certain ancillary agreements, including lease agreements with respect to the Sellers’ affiliated real property leases. On May 2, 2018, the Federal Trade Commission granted an early termination of the HSR waiting period with respect to the Transaction, and as of the date of this filing, the other conditions are in varying stages of completion.
The Purchase Agreement also includes customary representations, warranties and covenants. Among other things, the Sellers (i) make certain representations related to product registrations and permits related to the Business and (ii) have agreed to (a) certain customary restrictions on the conduct of the Business prior to the closing date, (b) not to compete with the Business or solicit employees or customers of the Business for five years following the closing date, and (c) maintain product registrations that are related to the Business. The parties have agreed to (x) cooperate to undertake all actions necessary to obtain the necessary antitrust consents and approvals and (y) not engage in or continue any negotiations regarding other business combination transactions, provided that such restriction on the Buyer is limited to certain specified entities.
The Purchase Agreement permits either party the right to terminate the Purchase Agreement in certain circumstances, including in the event of breach or failure to perform certain covenants or if the Transaction has not been consummated by October 12, 2018, subject to an automatic extension to December 31, 2018 and a discretionary extension by the Buyer for three months thereafter in the event all necessary antitrust consents and approvals have not yet been obtained. As noted above, On May 2, 2018, the Federal Trade Commission granted an early termination of the HSR waiting period with respect to the Transaction.
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
The following 100% directly or indirectly owned subsidiaries fully and unconditionally guarantee at March 31, 2018 the 6.000% and 5.250% Senior Notes on a joint and several basis: Gutwein & Co., Inc.; Hyponex Corporation; Miracle-Gro Lawn Products, Inc.; OMS Investments, Inc.; Rod McLellan Company; Sanford Scientific, Inc.; Scotts Temecula Operations, LLC; Scotts Manufacturing Company; Scotts Products Co.; Scotts Professional Products Co.; Scotts-Sierra Investments LLC; SMG Growing Media, Inc.; Swiss Farms Products, Inc.; SMGM LLC; The Scotts Company LLC; The Hawthorne Gardening Company; Hawthorne Hydroponics LLC; HGCI, Inc.; GenSource, Inc.; and SLS Holdings, Inc. (collectively, the “Guarantors”). Effective in the three-month period ending July 1, 2017, American Agritech, L.L.C. was merged into Hawthorne Hydroponics LLC, and has been classified as a Guarantor for all periods presented.
The following information presents Condensed Consolidating Statements of Operations for the three and six months ended March 31, 2018 and April 1, 2017, Condensed Consolidating Statements of Comprehensive Income (Loss) for the three and six months ended March 31, 2018 and April 1, 2017, Condensed Consolidating Statements of Cash Flows for the six months ended March 31, 2018 and April 1, 2017, and Condensed Consolidating Balance Sheets as of March 31, 2018, April 1, 2017 and September 30, 2017. The condensed consolidating financial information presents, in separate columns, financial information for: Scotts Miracle-Gro on a Parent-only basis, carrying its investment in subsidiaries under the equity method; Guarantors on a combined basis, carrying their investments in subsidiaries which do not guarantee the debt (collectively, the “Non-Guarantors”) under the equity method; Non-Guarantors on a combined basis; and eliminating entries. The eliminating entries primarily reflect intercompany transactions, such as interest expense, accounts receivable and payable, short and long-term debt, and the elimination of equity investments, return on investments and income in subsidiaries. Because the Parent is obligated to pay the unpaid principal amount and interest on all amounts borrowed by the Guarantors or Non-Guarantors under the credit facility (and was obligated to pay the unpaid principal amount and interest on all amounts borrowed by the Guarantors and Non-Guarantors under the previous senior secured five-year revolving loan facility), the borrowings and related interest expense for the loans outstanding of the

Guarantors and Non-Guarantors are also presented in the accompanying Parent-only financial information, and are then eliminated. Included in the Parent Condensed Consolidating Statement of Cash Flows for the six months ended March 31, 2018 and April 1, 2017 are $554.0 million and $351.5 million, respectively, of dividends paid by the Guarantors and Non-Guarantors to the Parent representing return of investments and as such are classified within cash flows from investing activities. Included in the Parent Condensed Consolidating Statement of Cash Flows for the six months ended March 31, 2018 are $12.2 million of dividends paid by the Guarantors and Non-Guarantors to the Parent representing return on investments and as such are classified within cash flows from operating activities.

THE SCOTTS MIRACLE-GRO COMPANY
Condensed Consolidating Statement of Operations
for the three months ended March 31, 2018
(In millions)
(Unaudited)

	Parent	Subsidiary Guarantors	Non- Guarantors	Eliminations/ Consolidations	Consolidated
Net sales	$—	$951.9	$61.4	$—	$1,013.3
Cost of sales	—	555.6	48.5	—	604.1
Gross profit	—	396.3	12.9	—	409.2
Operating expenses:
Selling, general and administrative	—	150.1	15.6	0.3	166.0
Impairment, restructuring and other	—	10.2	—	—	10.2
Other (income) expense, net	(0.2)	0.9	—	—	0.7
Income (loss) from operations	0.2	235.1	(2.7)	(0.3)	232.3
Equity (income) loss in subsidiaries	(158.9)	3.8	—	155.1	—
Equity in (income) loss of unconsolidated affiliates	—	—	(1.5)	—	(1.5)
Interest expense	20.9	13.1	1.3	(12.7)	22.6
Other non-operating (income) expense, net	(7.9)	(2.5)	6.9	12.7	9.2
Income (loss) from continuing operations before income taxes	146.1	220.7	(9.4)	(155.4)	202.0
Income tax expense (benefit) from continuing operations	(3.1)	54.7	(2.3)	—	49.3
Income (loss) from continuing operations	149.2	166.0	(7.1)	(155.4)	152.7
Income (loss) from discontinued operations, net of tax	—	(3.7)	—	—	(3.7)
Net income (loss)	$149.2	$162.3	$(7.1)	$(155.4)	$149.0
Net (income) loss attributable to noncontrolling interest	—	—	—	(0.1)	(0.1)
Net income (loss) attributable to controlling interest	$149.2	$162.3	$(7.1)	$(155.5)	$148.9

THE SCOTTS MIRACLE-GRO COMPANY
Condensed Consolidating Statement of Operations
for the six months ended March 31, 2018
(In millions)
(Unaudited)

	Parent	Subsidiary Guarantors	Non- Guarantors	Eliminations/ Consolidations	Consolidated
Net sales	$—	$1,099.5	$135.4	$—	$1,234.9
Cost of sales	—	682.6	109.1	—	791.7
Gross profit	—	416.9	26.3	—	443.2
Operating expenses:
Selling, general and administrative	—	240.5	33.0	0.7	274.2
Impairment, restructuring and other	—	10.0	—	—	10.0
Other (income) expense, net	(0.4)	(0.2)	(0.8)	—	(1.4)
Income (loss) from operations	0.4	166.6	(5.9)	(0.7)	160.4
Equity (income) loss in subsidiaries	(157.8)	5.5	—	152.3	—
Equity in (income) loss of unconsolidated affiliates	—	—	(2.1)	—	(2.1)
Interest expense	37.8	21.8	2.2	(21.4)	40.4
Other non-operating (income) expense, net	(11.8)	(5.0)	2.1	21.4	6.7
Income (loss) from continuing operations before income taxes	132.2	144.3	(8.1)	(153.0)	115.4
Income tax expense (benefit) from continuing operations	3.8	(22.4)	1.3	—	(17.3)
Income (loss) from continuing operations	128.4	166.7	(9.4)	(153.0)	132.7
Income (loss) from discontinued operations, net of tax	—	(3.9)	(1.0)	—	(4.9)
Net income (loss)	$128.4	$162.8	$(10.4)	$(153.0)	$127.8
Net (income) loss attributable to noncontrolling interest	—	—	—	(0.1)	(0.1)
Net income (loss) attributable to controlling interest	$128.4	$162.8	$(10.4)	$(153.1)	$127.7

THE SCOTTS MIRACLE-GRO COMPANY
Condensed Consolidating Statement of Comprehensive Income (Loss)
for the three months ended March 31, 2018
(In millions)
(Unaudited)

	Parent	Subsidiary Guarantors	Non- Guarantors	Eliminations/ Consolidations	Consolidated
Net income (loss)	$149.2	$162.3	$(7.1)	$(155.4)	$149.0
Other comprehensive income (loss), net of tax:
Net foreign currency translation adjustment	15.8	—	15.8	(15.8)	15.8
Net change in derivatives	0.9	(1.1)	—	1.1	0.9
Net change in pension and other post-retirement benefits	0.3	0.1	0.2	(0.3)	0.3
Total other comprehensive income (loss)	17.0	(1.0)	16.0	(15.0)	17.0
Comprehensive income (loss)	$166.2	$161.3	$8.9	$(170.4)	$166.0

THE SCOTTS MIRACLE-GRO COMPANY
Condensed Consolidating Statement of Comprehensive Income (Loss)
for the six months ended March 31, 2018
(In millions)
(Unaudited)

	Parent	Subsidiary Guarantors	Non- Guarantors	Eliminations/ Consolidations	Consolidated
Net income (loss)	$128.4	$162.8	$(10.4)	$(153.0)	$127.8
Other comprehensive income (loss), net of tax:
Net foreign currency translation adjustment	15.7	—	15.7	(15.7)	15.7
Net change in derivatives	1.6	(0.7)	—	0.7	1.6
Net change in pension and other post-retirement benefits	0.6	0.2	0.4	(0.6)	0.6
Total other comprehensive income (loss)	17.9	(0.5)	16.1	(15.6)	17.9
Comprehensive income (loss)	$146.3	$162.3	$5.7	$(168.6)	$145.7

THE SCOTTS MIRACLE-GRO COMPANY
Condensed Consolidating Statement of Cash Flows
for the six months ended March 31, 2018
(In millions)
(Unaudited)

	Parent	Subsidiary Guarantors	Non- Guarantors	Eliminations/ Consolidations	Consolidated
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES (a)	$9.5	$(503.5)	$25.2	$(14.0)	$(482.8)

INVESTING ACTIVITIES (a)
Proceeds from sale of long-lived assets	—	0.2	—	—	0.2
Post-closing working capital payment related to sale of International Business	—	(35.3)	—	—	(35.3)
Investments in property, plant and equipment	—	(29.8)	(3.3)	—	(33.1)
Investments in loans receivable	—	(7.4)	(0.3)	—	(7.7)
Investments in acquired businesses, net of cash acquired	—	(40.5)	(103.7)	—	(144.2)
Return of investments from affiliates	554.0	—	—	(554.0)	—
Investing cash flows from (to) affiliates	(250.2)	(70.2)	(80.0)	400.4	—
Net cash provided by (used in) investing activities	303.8	(183.0)	(187.3)	(153.6)	(220.1)

FINANCING ACTIVITIES
Borrowings under revolving and bank lines of credit and term loans	—	1,032.9	139.7	—	1,172.6
Repayments under revolving and bank lines of credit and term loans	—	(154.8)	(88.6)	—	(243.4)
Dividends paid	(60.3)	(554.0)	(14.0)	568.0	(60.3)
Purchase of Common Shares	(256.8)	—	—	—	(256.8)
Payments on seller notes	—	—	(3.0)	—	(3.0)
Cash received from the exercise of stock options	3.8	—	—	—	3.8
Financing cash flows from (to) affiliates	—	330.2	70.2	(400.4)	—
Net cash provided by (used in) financing activities	(313.3)	654.3	104.3	167.6	612.9
Effect of exchange rate changes on cash	—	—	2.5	—	2.5
Net increase (decrease) in cash and cash equivalents	—	(32.2)	(55.3)	—	(87.5)
Cash and cash equivalents at beginning of period	—	39.8	80.7	—	120.5
Cash and cash equivalents at end of period	$—	$7.6	$25.4	$—	$33.0

(a)
Cash received by the Parent from the Guarantors and Non-Guarantors in the form of dividends in the amount of $554.0 million represent return of investments and are included in cash flows from investing activities. Cash received by the Parent from the Guarantors and Non-Guarantors in the form of dividends in the amount of $12.2 million represent return on investments and are included in cash flows from operating activities. Cash received by the Guarantors from the Non-Guarantors in the form of dividends in the amount of $1.8 million represent return on investments and are included in cash flows from operating activities.

THE SCOTTS MIRACLE-GRO COMPANY
Condensed Consolidating Balance Sheet
As of March 31, 2018
(In millions)
(Unaudited)

	Parent	Subsidiary Guarantors	Non- Guarantors	Eliminations/ Consolidations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$—	$7.6	$25.4	$—	$33.0
Accounts receivable, net	—	533.0	65.0	—	598.0
Accounts receivable pledged	—	333.3	—	—	333.3
Inventories	—	495.5	101.4	—	596.9
Prepaid and other current assets	1.7	55.0	21.4	—	78.1
Total current assets	1.7	1,424.4	213.2	—	1,639.3
Investment in unconsolidated affiliates	—	—	33.2	—	33.2
Property, plant and equipment, net	—	399.8	63.8	—	463.6
Goodwill	—	323.0	132.2	11.6	466.8
Intangible assets, net	—	633.9	135.6	8.1	777.6
Other assets	8.7	171.1	15.2	—	195.0
Equity investment in subsidiaries	1,287.1	—	—	(1,287.1)	—
Intercompany assets	1,163.1	304.0	—	(1,467.1)	—
Total assets	$2,460.6	$3,256.2	$593.2	$(2,734.5)	$3,575.5

LIABILITIES AND EQUITY
Current liabilities:
Current portion of debt	$15.0	$317.7	$18.1	$(15.0)	$335.8
Accounts payable	—	222.6	30.9	—	253.5
Other current liabilities	17.2	265.5	34.1	—	316.8
Total current liabilities	32.2	805.8	83.1	(15.0)	906.1
Long-term debt	1,936.6	1,166.8	128.8	(1,294.5)	1,937.7
Distributions in excess of investment in unconsolidated affiliate	—	21.9	—	—	21.9
Other liabilities	1.0	148.1	59.8	5.0	213.9
Equity investment in subsidiaries	—	69.3	—	(69.3)	—
Intercompany liabilities	—	—	134.9	(134.9)	—
Total liabilities	1,969.8	2,211.9	406.6	(1,508.7)	3,079.6
Total equity—controlling interest	490.8	1,044.3	186.6	(1,230.9)	490.8
Noncontrolling interest	—	—	—	5.1	5.1
Total equity	490.8	1,044.3	186.6	(1,225.8)	495.9
Total liabilities and equity	$2,460.6	$3,256.2	$593.2	$(2,734.5)	$3,575.5

THE SCOTTS MIRACLE-GRO COMPANY
Condensed Consolidating Statement of Operations
for the three months ended April 1, 2017
(In millions)
(Unaudited)

	Parent	Subsidiary Guarantors	Non- Guarantors	Eliminations/ Consolidations	Consolidated
Net sales	$—	$998.8	$85.8	$—	$1,084.6
Cost of sales	—	558.5	61.8	—	620.3
Gross profit	—	440.3	24.0	—	464.3
Operating expenses:
Selling, general and administrative	—	160.3	18.1	0.4	178.8
Impairment, restructuring and other	—	1.0	—	—	1.0
Other (income) expense, net	(0.2)	(1.1)	0.5	—	(0.8)
Income (loss) from operations	0.2	280.1	5.4	(0.4)	285.3
Equity (income) loss in subsidiaries	(173.8)	(8.3)	—	182.1	—
Other non-operating (income) loss	(7.5)	—	(4.0)	11.5	—
Equity in (income) loss of unconsolidated affiliates	—	24.0	0.1	—	24.1
Interest expense	20.5	11.4	1.1	(11.5)	21.5
Income (loss) from continuing operations before income taxes	161.0	253.0	8.2	(182.5)	239.7
Income tax expense (benefit) from continuing operations	(4.6)	86.9	3.3	—	85.6
Income (loss) from continuing operations	165.6	166.1	4.9	(182.5)	154.1
Income (loss) from discontinued operations, net of tax	—	1.1	10.0	—	11.1
Net income (loss)	$165.6	$167.2	$14.9	$(182.5)	$165.2
Net (income) loss attributable to noncontrolling interest	—	—	—	(0.1)	(0.1)
Net income (loss) attributable to controlling interest	$165.6	$167.2	$14.9	$(182.6)	$165.1

THE SCOTTS MIRACLE-GRO COMPANY
Condensed Consolidating Statement of Operations
for the six months ended April 1, 2017
(In millions)
(Unaudited)

	Parent	Subsidiary Guarantors	Non- Guarantors	Eliminations/ Consolidations	Consolidated
Net sales	$—	$1,144.3	$147.7	$—	$1,292.0
Cost of sales	—	685.0	105.9	—	790.9
Gross profit	—	459.3	41.8	—	501.1
Operating expenses:
Selling, general and administrative	—	247.1	35.1	0.7	282.9
Impairment, restructuring and other	—	0.8	—	—	0.8
Other (income) expense, net	(0.4)	(6.4)	0.7	—	(6.1)
Income (loss) from operations	0.4	217.8	6.0	(0.7)	223.5
Equity (income) loss in subsidiaries	(115.4)	(7.0)	—	122.4	—
Other non-operating (income) loss	(11.8)	—	(9.9)	21.7	—
Equity in (income) loss of unconsolidated affiliates	—	37.2	0.1	—	37.3
Interest expense	35.3	21.3	1.9	(21.7)	36.8
Income (loss) from continuing operations before income taxes	92.3	166.3	13.9	(123.1)	149.4
Income tax expense (benefit) from continuing operations	(8.2)	56.4	5.2	—	53.4
Income (loss) from continuing operations	100.5	109.9	8.7	(123.1)	96.0
Income (loss) from discontinued operations, net of tax	—	0.1	4.2	—	4.3
Net income (loss)	$100.5	$110.0	$12.9	$(123.1)	$100.3
Net (income) loss attributable to noncontrolling interest	—	—	—	(0.5)	(0.5)
Net income (loss) attributable to controlling interest	$100.5	$110.0	$12.9	$(123.6)	$99.8

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

THE SCOTTS MIRACLE-GRO COMPANY
Condensed Consolidating Statement of Cash Flows
for the six months ended April 1, 2017
(In millions)
(Unaudited)

	Parent	Subsidiary Guarantors	Non- Guarantors	Eliminations/ Consolidations	Consolidated
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	$(8.2)	$(386.6)	$(94.2)	$—	$(489.0)

INVESTING ACTIVITIES (a)
Proceeds from sale of long-lived assets	—	4.8	—	—	4.8
Investments in property, plant and equipment	—	(27.8)	(5.0)	—	(32.8)
Net (investments in) distributions from unconsolidated affiliates	—	—	(0.2)	—	(0.2)
Investments in acquired businesses, net of cash acquired	—	(1.5)	(76.4)	—	(77.9)
Return of investments from affiliates	351.5	32.4	—	(383.9)	—
Investing cash flows from (to) affiliates	(436.1)	(276.9)	—	713.0	—
Net cash provided by (used in) investing activities	(84.6)	(269.0)	(81.6)	329.1	(106.1)

FINANCING ACTIVITIES
Borrowings under revolving and bank lines of credit and term loans	—	806.2	138.4	—	944.6
Repayments under revolving and bank lines of credit and term loans	—	(232.3)	(162.7)	—	(395.0)
Proceeds from issuance of 5.250% Senior Notes	250.0	—	—	—	250.0
Financing and issuance fees	(3.8)	(0.1)	—	—	(3.9)
Dividends paid	(59.9)	(351.5)	—	351.5	(59.9)
Distribution paid by Aerogrow to noncontrolling interest	—	—	(40.5)	32.4	(8.1)
Purchase of Common Shares	(99.2)	—	—	—	(99.2)
Payments on seller notes	—	—	(13.2)	—	(13.2)
Excess tax benefits from share-based payment arrangements	4.0	—	—	—	4.0
Cash received from the exercise of stock options	1.7	—	—	—	1.7
Financing cash flows from (to) affiliates	—	436.1	276.9	(713.0)	—
Net cash provided by (used in) financing activities	92.8	658.4	198.9	(329.1)	621.0
Effect of exchange rate changes on cash	—	—	(1.7)	—	(1.7)
Net increase (decrease) in cash and cash equivalents	—	2.8	21.4	—	24.2
Cash and cash equivalents at beginning of period excluding cash classified within assets held for sale	—	2.7	25.9	—	28.6
Cash and cash equivalents at beginning of period classified within assets held for sale	—	—	21.5	—	21.5
Cash and cash equivalents at beginning of period	—	2.7	47.4	—	50.1
Cash and cash equivalents at end of period	$—	$5.5	$68.8	$—	$74.3

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

THE SCOTTS MIRACLE-GRO COMPANY
Condensed Consolidating Balance Sheet
As of April 1, 2017
(In millions)
(Unaudited)

	Parent	Subsidiary Guarantors	Non- Guarantors	Eliminations/ Consolidations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$—	$5.5	$49.9	$—	$55.4
Accounts receivable, net	—	900.8	77.5	—	978.3
Inventories	—	500.7	95.8	—	596.5
Assets held for sale	—	—	331.5	—	331.5
Prepaid and other current assets	0.7	47.4	37.6	—	85.7
Total current assets	0.7	1,454.4	592.3	—	2,047.4
Investment in unconsolidated affiliates	—	59.1	0.8	—	59.9
Property, plant and equipment, net	—	385.8	51.3	—	437.1
Goodwill	—	262.9	126.1	11.6	400.6
Intangible assets, net	—	554.2	163.1	9.5	726.8
Other assets	10.7	107.8	2.1	(0.4)	120.2
Equity investment in subsidiaries	938.7	—	—	(938.7)	—
Intercompany assets	1,778.4	—	—	(1,778.4)	—
Total assets	$2,728.5	$2,824.2	$935.7	$(2,696.4)	$3,792.0

LIABILITIES AND EQUITY
Current liabilities:
Current portion of debt	$15.0	$15.8	$16.3	$(15.0)	$32.1
Accounts payable	—	240.6	30.2	—	270.8
Liabilities held for sale	—	—	154.7	—	154.7
Other current liabilities	17.8	260.7	39.6	—	318.1
Total current liabilities	32.8	517.1	240.8	(15.0)	775.7
Long-term debt	2,016.1	1,288.2	114.0	(1,375.4)	2,042.9
Other liabilities	0.7	224.7	51.9	4.7	282.0
Equity investment in subsidiaries	—	31.5	—	(31.5)	—
Intercompany liabilities	—	45.3	326.1	(371.4)	—
Total liabilities	2,049.6	2,106.8	732.8	(1,788.6)	3,100.6
Total equity—controlling interest	678.9	717.4	202.9	(920.3)	678.9
Noncontrolling interest	—	—	—	12.5	12.5
Total equity	678.9	717.4	202.9	(907.8)	691.4
Total liabilities and equity	$2,728.5	$2,824.2	$935.7	$(2,696.4)	$3,792.0

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The purpose of this discussion is to provide an understanding of the financial condition and results of operations of The Scotts Miracle-Gro Company (“Scotts Miracle-Gro”) and its subsidiaries (collectively, together with Scotts Miracle-Gro, the “Company,” “we” or “us”) by focusing on changes in certain key measures from year-to-year. This Management’s Discussion and Analysis (“MD&A”) is divided into the following sections:

•	Executive summary

•	Results of operations

•	Segment results

•	Liquidity and capital resources

•	Regulatory matters

•	Critical accounting policies and estimates
This MD&A should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in Scotts Miracle-Gro’s Annual Report on Form 10-K for the fiscal year ended September 30, 2017 (the “2017 Annual Report”).
EXECUTIVE SUMMARY
We are dedicated to delivering strong, long-term financial results and outstanding shareholder returns by providing products of superior quality and value to enhance users’ growing environments. We are a leading manufacturer and marketer of branded consumer lawn and garden products. We are the exclusive agent of Monsanto for the marketing and distribution of consumer Roundup® non-selective weedkiller products within the United States and certain other specified countries. Through Hawthorne, we are a leading producer of liquid plant food products, growing media, advanced indoor garden, lighting and ventilation systems and accessories for hydroponic gardening.
In the first quarter of fiscal 2016, we announced a series of initiatives called Project Focus designed to maximize the value of our non-core assets and focus on emerging categories of the lawn and garden industry in our core U.S. business. On August 31, 2017, we completed the divestiture of our consumer lawn and garden businesses located in Australia, Austria, Belgium, Czech Republic, France, Germany, Luxembourg, Poland and the United Kingdom (the “International Business”). As a result, effective in our fourth quarter of fiscal 2017, we classified our results of operations for all periods presented to reflect the International Business as a discontinued operation and classified the assets and liabilities of the International Business as held for sale. On April 13, 2016, we completed the contribution of the Scotts LawnService® business (the “SLS Business”) to a newly formed subsidiary of TruGreen Holdings (the “TruGreen Joint Venture”) in exchange for a minority equity interest of approximately 30% in the TruGreen Joint Venture. We now participate in the residential and commercial lawn care, tree and shrub care and pest control services segments in the United States and Canada through our interest in the TruGreen Joint Venture. For additional information, see “NOTE 2. DISCONTINUED OPERATIONS” of the Notes to Consolidated Financial Statements included in the 2017 Annual Report.
On April 12, 2018, we entered into an agreement to purchase substantially all of the assets of Sunlight Supply, Inc. and certain of its affiliates (“Sunlight Supply”). Sunlight Supply is the largest distributor of hydroponic products in the United States, and is engaged in the business of developing, manufacturing, marketing and distributing horticultural, organics, lighting and hydroponics products, including lighting fixtures, nutrients, seeds and growing media, systems, trays, fans, filters, humidifiers and dehumidifiers, timers, instruments, water pumps, irrigation supplies and hand tools. Under the terms and conditions of the agreement, we agreed to pay $450.0 million for the purchased assets at closing, consisting of $425.0 million in cash and $25.0 million in common shares of the Company. We agreed to pay up to an additional $20.0 million contingent on the achievement of certain performance metrics following the closing of the transaction. Upon completion of the transaction, which we expect to occur during early to mid June 2018, we are launching an initiative called Project Catalyst. We expect that Project Catalyst will result in the recognition of restructuring costs of approximately $15-$20 million and will result in financial synergies driving increased earnings in fiscal 2019 and beyond.
Our operations are divided into three reportable segments: U.S. Consumer, Hawthorne and Other. U.S. Consumer consists of our consumer lawn and garden business located in the geographic United States. Hawthorne consists of our indoor, urban and hydroponic gardening business. Other consists of our consumer lawn and garden business in geographies other than the U.S. and our product sales to commercial nurseries, greenhouses and other professional customers. Corporate consists of general and administrative expenses and certain other income/expense items not allocated to the business segments. This division of reportable segments is consistent with how the segments report to and are managed by our chief operating decision maker. These segments differ from those used in prior periods due to the change in our internal organizational structure resulting from our divestiture of the International Business on August 31, 2017.
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
In August 2014, the Scotts Miracle-Gro Board of Directors authorized the repurchase of up to $500.0 million of Common Shares over a five-year period (effective November 1, 2014 through September 30, 2019). On August 3, 2016, Scotts Miracle-Gro announced that its Board of Directors authorized a $500.0 million increase to the share repurchase authorization ending on September 30, 2019. The amended authorization allows for repurchases of Common Shares of up to $1.0 billion through September 30, 2019. During the three and six months ended March 31, 2018, Scotts Miracle-Gro repurchased 1.7 million and 2.7 million Common Shares for $160.2 million and $256.8 million, respectively. From the inception of this share repurchase program in the fourth quarter of fiscal 2014 through March 31, 2018, Scotts Miracle-Gro repurchased approximately 7.5 million Common Shares for $648.3 million.

RESULTS OF OPERATIONS
Effective in our fourth quarter of fiscal 2017, we classified our results of operations for all periods presented to reflect the International Business as a discontinued operation. As a result, unless otherwise specifically stated, all discussions regarding results for the three and six months ended March 31, 2018 and April 1, 2017 reflect results from our continuing operations.
The following table sets forth the components of income and expense as a percentage of net sales:

	THREE MONTHS ENDED		SIX MONTHS ENDED
	MARCH 31, 2018	APRIL 1, 2017	MARCH 31, 2018	APRIL 1, 2017
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	59.6	57.2	64.1	61.2
Gross profit	40.4	42.8	35.9	38.8
Operating expenses:
Selling, general and administrative	16.4	16.5	22.2	21.9
Impairment, restructuring and other	1.0	0.1	0.8	0.1
Other (income) expense, net	0.1	(0.1)	(0.1)	(0.5)
Income from operations	22.9	26.3	13.0	17.3
Equity in (income) loss of unconsolidated affiliates	(0.1)	2.2	(0.2)	2.9
Interest expense	2.2	2.0	3.3	2.8
Other non-operating expense, net	0.9	—	0.5	—
Income from continuing operations before income taxes	19.9	22.1	9.3	11.6
Income tax expense (benefit) from continuing operations	4.9	7.9	(1.4)	4.1
Income from continuing operations	15.1	14.2	10.7	7.4
Income (loss) from discontinued operations, net of tax	(0.4)	1.0	(0.4)	0.3
Net income	14.7%	15.2%	10.3%	7.8%
The sum of the components may not equal due to rounding.
Net Sales
Net sales for the three months ended March 31, 2018 were $1,013.3 million, a decrease of 6.6% from net sales of $1,084.6 million for the three months ended April 1, 2017. Net sales for the six months ended March 31, 2018 were $1,234.9 million, a decrease of 4.4% from net sales of $1,292.0 million for the six months ended April 1, 2017. The change in net sales was attributable to the following:

	THREE MONTHS ENDED	SIX MONTHS ENDED
	MARCH 31, 2018	MARCH 31, 2018
Acquisitions	0.8%	2.6%
Foreign exchange rates	0.3	0.6
Pricing	(0.7)	(0.7)
Volume	(7.0)	(6.9)
Change in net sales	(6.6)%	(4.4)%
The decrease in net sales for the three and six months ended March 31, 2018 was primarily driven by:

•
decreased sales volume driven by decreased sales of soils, mulch and controls products in our U.S. Consumer segment and decreased sales of hydroponic gardening products in our Hawthorne segment, partially offset by increased sales of grass seed products in our U.S. Consumer segment;

•	decreased net sales associated with the Restated Marketing Agreement for consumer Roundup®; and

•	decreased pricing in our U.S. Consumer segment driven by higher customer rebates and sales mix;

•
partially offset by the addition of net sales from acquisitions in our Hawthorne segment, primarily from Agrolux Holding B.V., and its subsidiaries (collectively, “Agrolux”) and Can-Filters Group Inc. (“Can-Filters”); and

•	the favorable impact of foreign exchange rates as a result of the weakening of the U.S. dollar relative to the euro and the Canadian dollar.

Cost of Sales
The following table shows the major components of cost of sales:

	THREE MONTHS ENDED		SIX MONTHS ENDED
	MARCH 31, 2018	APRIL 1, 2017	MARCH 31, 2018	APRIL 1, 2017
	(In millions)
Materials	$341.7	$361.4	$438.0	$448.0
Manufacturing labor and overhead	132.7	133.5	170.0	165.1
Distribution and warehousing	110.1	106.1	151.1	144.1
Roundup® reimbursements	19.6	19.3	32.6	33.7
	$604.1	$620.3	$791.7	$790.9

Factors contributing to the change in cost of sales are outlined in the following table:

	THREE MONTHS ENDED	SIX MONTHS ENDED
	MARCH 31, 2018	MARCH 31, 2018
	(In millions)
Foreign exchange rates	$2.3	$6.1
Roundup® reimbursements	0.3	(1.1)
Material costs	(1.6)	(2.1)
Volume and product mix	(17.2)	(2.1)
Change in cost of sales	$(16.2)	$0.8
The decrease in cost of sales for the three months ended March 31, 2018 was primarily driven by:

•	decreased sales volume in our U.S. Consumer and Hawthorne segments; and

•	decreased material costs in our U.S. Consumer segment;

•	partially offset by higher transportation costs in our U.S. Consumer, Hawthorne and Other segments;

•	costs related to sales from acquisitions in our Hawthorne segment of $5.8 million, primarily from Agrolux and Can-Filters; and

•	the unfavorable impact of foreign exchange rates as a result of the weakening of the U.S. dollar relative to the euro and the Canadian dollar.
The increase in cost of sales for the six months ended March 31, 2018 was primarily driven by:

•	costs related to sales from acquisitions in our Hawthorne segment of $26.0 million, primarily from Agrolux and Can-Filters;

•	higher transportation costs in our U.S. Consumer, Hawthorne and Other segments; and

•	the unfavorable impact of foreign exchange rates as a result of the weakening of the U.S. dollar relative to the euro and the Canadian dollar;

•	partially offset by decreased sales volume in our U.S. Consumer and Hawthorne segments;

•	a decrease in net sales attributable to reimbursements under the Restated Marketing Agreement for consumer Roundup®; and

•	decreased material costs in our U.S. Consumer segment.

Gross Profit
As a percentage of net sales, our gross profit rate was 40.4% and 42.8% for the three months ended March 31, 2018 and April 1, 2017, respectively. As a percentage of net sales, our gross profit rate was 35.9% and 38.8% for the six months ended March 31, 2018 and April 1, 2017, respectively. Factors contributing to the change in gross profit rate are outlined in the following table:

	THREE MONTHS ENDED	SIX MONTHS ENDED
	MARCH 31, 2018	MARCH 31, 2018
Volume and product mix	(1.7)%	(1.8)%
Pricing	(0.4)	(0.5)
Roundup® commissions and reimbursements	(0.4)	(0.4)
Acquisitions	(0.1)	(0.4)
Material costs	0.2	0.2
Change in gross profit rate	(2.4)%	(2.9)%
The decrease in gross profit rate for the three months ended March 31, 2018 was primarily driven by:

•	higher transportation costs in our U.S. Consumer, Hawthorne and Other segments;

•	unfavorable leverage of fixed costs such as warehousing driven by lower sales volumes in our U.S. Consumer and Hawthorne segments;

•	decreased pricing in our U.S. Consumer segment driven by higher customer rebates and sales mix; and

•	a decrease in net sales associated with the Restated Marketing Agreement for consumer Roundup®;

•	partially offset by lower material costs in our U.S. Consumer segment.
The decrease in gross profit rate for the six months ended March 31, 2018 was primarily driven by:

•	higher transportation costs in our U.S. Consumer, Hawthorne and Other segments;

•	unfavorable leverage of fixed costs such as warehousing driven by lower sales volumes in our U.S. Consumer and Hawthorne segments;

•	decreased pricing in our U.S. Consumer segment driven by higher customer rebates and sales mix;

•	a decrease in net sales associated with the Restated Marketing Agreement for consumer Roundup®; and

•	an unfavorable net impact from acquisitions in our Hawthorne segment, primarily from Agrolux and Can-Filters;

•	partially offset by lower material costs in our U.S. Consumer segment.
Selling, General and Administrative Expenses
The following table sets forth the components of selling, general and administrative expenses (“SG&A”):

	THREE MONTHS ENDED		SIX MONTHS ENDED
	MARCH 31, 2018	APRIL 1, 2017	MARCH 31, 2018	APRIL 1, 2017
	(In millions)
Advertising	$46.8	$56.2	$57.4	$65.7
Research and development	10.5	9.6	19.9	18.6
Share-based compensation	9.7	12.8	15.7	15.1
Amortization of intangibles	6.7	5.5	13.3	10.8
Other selling, general and administrative	92.3	94.7	167.9	172.7
	$166.0	$178.8	$274.2	$282.9
SG&A decreased $12.8 million during the three months ended March 31, 2018 compared to the three months ended April 1, 2017. Advertising expense decreased $9.4 million, or 16.7%, during the three months ended March 31, 2018 compared to the three months ended April 1, 2017, driven by decreased media spending in our U.S. Consumer segment. Share-based compensation decreased $3.1 million during the three months ended March 31, 2018 compared to the three months ended April 1, 2017 due to the issuance of equity awards in fiscal 2017 as part of the Project Focus initiative. Amortization expense increased $1.2 million during the three months ended March 31, 2018 compared to the three months ended April 1, 2017 primarily due to the impact of recent acquisitions. The decrease in other SG&A expenses of $2.4 million is due to lower variable incentive compensation expense, partially offset by the impact of recent acquisitions of $1.1 million.
SG&A decreased $8.7 million during the six months ended March 31, 2018 compared to the six months ended April 1, 2017. Advertising expense decreased $8.3 million, or 12.6%, during the six months ended March 31, 2018 compared to the six months ended April 1, 2017, driven by decreased media spending in our U.S. Consumer segment. Share-based compensation increased $0.6 million during the six months ended March 31, 2018 compared to the six months ended April 1, 2017 primarily as a result of the issuance of equity awards as part of the Project Focus initiative. Amortization expense increased $2.5 million during the six months ended March 31, 2018 compared to the six months ended April 1, 2017 primarily due to the impact of recent acquisitions. The decrease in other SG&A expenses of $4.8 million is due to lower selling and variable incentive compensation expenses, partially offset by the impact of recent acquisitions of $2.1 million and increased headcount and integration costs for our hydroponic businesses.
Impairment, Restructuring and Other
The following table sets forth the components of impairment, restructuring and other charges recorded in the “Impairment, restructuring and other” and “Income (loss) from discontinued operations, net of tax” lines in the Condensed Consolidated Statements of Operations:

	THREE MONTHS ENDED		SIX MONTHS ENDED
	MARCH 31, 2018	APRIL 1, 2017	MARCH 31, 2018	APRIL 1, 2017
	(In millions)
Operating expenses:
Restructuring and other charges	$10.2	$1.0	$10.0	$0.8
Impairment, restructuring and other charges from continuing operations	$10.2	$1.0	$10.0	$0.8
Restructuring and other charges from discontinued operations	0.2	2.4	1.6	4.6
Total impairment, restructuring and other charges	$10.4	$3.4	$11.6	$5.4
In the second quarter of fiscal 2018, we recognized a charge of $10.2 million for a probable loss on a previously disclosed legal matter within the “Impairment, restructuring and other” line in the Condensed Consolidated Statements of Operations.
In the first quarter of fiscal 2016, we announced a series of initiatives called Project Focus designed to maximize the value of our non-core assets and focus on emerging categories of the lawn and garden industry in our core U.S. business. During the three and six months ended March 31, 2018, our U.S. Consumer segment recognized adjustments of $0.1 million and $0.3 million, respectively, related to previously recognized termination benefits in the “Impairment, restructuring and other” line in the Condensed Consolidated Statements of Operations. During the three and six months ended April 1, 2017, our U.S. Consumer segment recognized charges of $1.0 million and $0.8 million, respectively, related to termination benefits in the “Impairment, restructuring and other” line in the Condensed Consolidated Statements of Operations. Costs incurred to date since the inception of the current Project Focus initiatives are $9.8 million for the U.S. Consumer segment, $1.0 million for the Hawthorne segment and $1.2 million for the Other segment, related to transaction activity, termination benefits and facility closure costs.
Other (Income) Expense, net
Other (income) expense is comprised of activities outside our normal business operations, such as royalty income from the licensing of certain of our brand names, foreign exchange gains/losses and gains/losses from the disposition of non-inventory assets. Other (income) expense was $0.7 million and $(0.8) million for the three months ended March 31, 2018 and April 1, 2017, respectively. The change was due to interest income on loans receivable of $2.1 million that was classified in the “Other (income) expense, net” line in the Condensed Consolidated Statements of Operations for the three months ended April 1, 2017 but was classified in the “Other non-operating expense, net” line in the Condensed Consolidated Statements of Operations for the three months ended March 31, 2018.
Other (income) expense was $(1.4) million and $(6.1) million for the six months ended March 31, 2018 and April 1, 2017, respectively. The change was due to interest income on loans receivable of $4.8 million that was classified in the “Other (income) expense, net” line in the Condensed Consolidated Statements of Operations for the six months ended April 1, 2017 but was classified in the “Other non-operating expense, net” line in the Condensed Consolidated Statements of Operations for the six months ended March 31, 2018, as well as a decrease in royalty income earned from the TruGreen Joint Venture related to its use of our brand names following the divestiture of the SLS Business, partially offset by an increase in royalty income earned from Exponent Private Equity LLP (“Exponent”) related to its use of our brand names following the divestiture of the International Business.

Income from Operations
Income from operations was $232.3 million and $285.3 million for the three months ended March 31, 2018 and April 1, 2017, respectively, a decrease of $53.0 million, or 18.6%. Income from operations was $160.4 million and $223.5 million for the six months ended March 31, 2018 and April 1, 2017, respectively, a decrease of $63.1 million, or 28.2%. The decrease for the three and six months ended March 31, 2018 as compared to the three and six months ended April 1, 2017 was driven by a decrease in net sales and gross profit rate and higher impairment, restructuring and other charges, partially offset by lower SG&A.
Equity in (Income) Loss of Unconsolidated Affiliates
In the first quarter of fiscal 2018, we discontinued applying the equity method of accounting for the TruGreen Joint Venture as our investment and advances were reduced to zero. We do not have any contractual obligation to fund further losses of the TruGreen Joint Venture. During the fourth quarter of fiscal 2017, we made a $29.4 million investment in an unconsolidated subsidiary whose products support the professional U.S. industrial, turf and ornamental market.
Equity in (income) loss of unconsolidated affiliates was $(1.5) million and $(2.1) million for the three and six months ended March 31, 2018, respectively, as compared to $24.1 million and $37.3 million for the three and six months ended April 1, 2017, respectively. Our share of restructuring and other charges incurred by the TruGreen Joint Venture was $2.1 million and $11.7 million for the three and six months ended April 1, 2017, respectively. For the three and six months ended April 1, 2017, these charges included zero and $7.9 million, respectively, for nonrecurring integration and separation costs and $2.1 million and $3.8 million, respectively, for a non-cash purchase accounting fair value write-down adjustment related to deferred revenue and advertising.
Interest Expense
Interest expense was $22.6 million for the three months ended March 31, 2018 compared to $21.5 million for the three months ended April 1, 2017. The increase of $1.1 million was driven by an increase in average borrowings of $171.9 million, partially offset by a decrease in our weighted average interest rate of 28 basis points. The increase in average borrowings was driven by recent acquisition activity and an increase in repurchases of our Common Shares. The decrease in weighted average interest rate was driven by borrowings on the Receivables Facility during the three months ended March 31, 2018.
Interest expense was $40.4 million for the six months ended March 31, 2018 compared to $36.8 million for the six months ended April 1, 2017. The increase of $3.6 million was driven by an increase in average borrowings of $105.6 million. The increase in average borrowings was driven by recent acquisition activity and an increase in repurchases of our Common Shares.
Other Non-Operating Expense, net
Other non-operating expense was $9.2 million and $6.7 million for the three and six months ended March 31, 2018. As a result of the enactment of H.R.1 (the “Act,” formerly known as the “Tax Cuts and Jobs Act”), we repatriated cash from a foreign subsidiary during the second quarter of fiscal 2018 resulting in the liquidation of substantially all of the assets of the subsidiary and the write-off of accumulated foreign currency translation loss adjustments of $11.7 million for the three and six months ended March 31, 2018 within the “Other non-operating expense, net” line in the Condensed Consolidated Statements of Operations. This was partially offset by interest income on loans receivable of $2.5 million and $5.0 million that was classified in the “Other non-operating expense, net” line in the Condensed Consolidated Statements of Operations for the three and six months ended March 31, 2018, respectively, but was classified in the “Other (income) expense, net” line in the Condensed Consolidated Statements of Operations for the three and six months ended April 1, 2017, respectively.
Income Tax (Benefit) Expense
On December 22, 2017, the Act was signed into law and provides for significant changes to the U.S. Internal Revenue Code of 1986, as amended (the “Code”). Among other items, the Act implements a territorial tax system, imposes a one-time transition tax on deemed repatriated earnings of foreign subsidiaries, and permanently reduces the federal corporate tax rate to 21% effective January 1, 2018. As our fiscal year end falls on September 30, the statutory federal corporate tax rate for fiscal 2018 will be prorated to 24.5%, with the statutory rate for fiscal 2019 and beyond at 21%.
The effective tax rates related to continuing operations for the six months ended March 31, 2018 and April 1, 2017 were (15.0)% and 35.7%, respectively. Included in the effective tax rate for the six months ended March 31, 2018 are one-time impacts related to the tax law change of $45.7 million. These impacts include a one-time $45.9 million net tax benefit adjustment reflecting the revaluation of our net deferred tax liability at the lower tax rate. In addition, as required by the Act, we recognized a one-time tax expense on deemed repatriated earnings and cash of foreign subsidiaries of $14.0 million, partially offset by the recognition and application of foreign tax credits associated with these foreign subsidiaries of $13.9 million.

The effective tax rate used for interim purposes is based on our best estimate of factors impacting the effective tax rate for the full fiscal year, including our reasonable estimates of the impacts of the Act. The ultimate impact of the Act may differ from our estimates due to changes in the interpretations and assumptions made by us as well as additional regulatory guidance that may be issued. We will refine our calculations of the impact of the Act in future periods.
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
Income from Continuing Operations
Income from continuing operations was $152.7 million, or $2.66 per diluted share, for the three months ended March 31, 2018 compared to $154.1 million, or $2.54 per diluted share, for the three months ended April 1, 2017. The decrease was driven by a decrease in gross profit and an increase in interest expense, other non-operating expense and impairment, restructuring and other, partially offset by the lower effective tax rate as a result of the Act, an increase in equity in income of unconsolidated affiliates and a decrease in SG&A.
Diluted average common shares used in the diluted income per common share calculation were 57.4 million for the three months ended March 31, 2018 compared to 60.6 million for the three months ended April 1, 2017. The decrease was primarily the result of Common Share repurchase activity, partially offset by the exercise and issuance of share-based compensation awards.
Income from continuing operations was $132.7 million, or $2.29 per diluted share, for the six months ended March 31, 2018 compared to $96.0 million, or $1.57 per diluted share, for the six months ended April 1, 2017. The increase was driven by the lower effective tax rate as a result of the Act, an increase in equity in income of unconsolidated affiliates and a decrease in SG&A, partially offset by a decrease in gross profit and other income and an increase in interest expense, other non-operating expense and impairment, restructuring and other.
Diluted average common shares used in the diluted income per common share calculation were 58.0 million for the six months ended March 31, 2018 compared to 60.9 million for the six months ended April 1, 2017. The decrease was primarily the result of Common Share repurchase activity, partially offset by the exercise and issuance of share-based compensation awards.
Income (Loss) from Discontinued Operations, net of tax
Income (loss) from discontinued operations, net of tax, was $(3.7) million and $(4.9) million for the three and six months ended March 31, 2018, respectively, as compared to $11.1 million and $4.3 million for the three and six months ended April 1, 2017, respectively.
During the three and six months ended March 31, 2018, we recognized $0.2 million and $1.6 million, respectively, as compared to $2.3 million and $3.9 million for the three and six months ended April 1, 2017, respectively, in transaction related costs associated with the sale of the International Business. During the three months ended March 31, 2018, we recorded a reduction to the gain of $3.7 million related to the resolution of the post-closing working capital obligation associated with the sale of the International Business.
During the three and six months ended April 1, 2017, we recognized $0.1 million and $0.7 million, respectively, in transaction related costs associated with the divestiture of the SLS Business. In addition, during the six months ended April 1, 2017, we recorded a reduction to the gain on the contribution of the SLS Business of $0.3 million related to a post-closing working capital adjustment.
SEGMENT RESULTS
We divide our business into three reportable segments: U.S. Consumer, Hawthorne and Other. U.S. Consumer consists of our consumer lawn and garden business located in the geographic United States. Hawthorne consists of our indoor, urban and hydroponic gardening business. Other consists of our consumer lawn and garden business in geographies other than the U.S. and our product sales to commercial nurseries, greenhouses and other professional customers. Corporate consists of general and administrative expenses and certain other income/expense items not allocated to the business segments. This identification of reportable segments is consistent with how the segments report to and are managed by our chief operating decision maker. These segments differ from those used in prior periods due to the change in our internal organizational structure resulting from our divestiture of the International Business on August 31, 2017.
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
The following table sets forth net sales by segment:

	THREE MONTHS ENDED		SIX MONTHS ENDED
	MARCH 31, 2018	APRIL 1, 2017	MARCH 31, 2018	APRIL 1, 2017
	(In millions)
U.S. Consumer	$920.2	$974.8	$1,046.1	$1,101.0
Hawthorne	41.8	59.1	118.5	122.8
Other	51.3	50.7	70.3	68.2
Consolidated	$1,013.3	$1,084.6	$1,234.9	$1,292.0
The following table sets forth Segment Profit (Loss) as well as a reconciliation to the most directly comparable GAAP measure:

	THREE MONTHS ENDED		SIX MONTHS ENDED
	MARCH 31, 2018	APRIL 1, 2017	MARCH 31, 2018	APRIL 1, 2017
	(In millions)
U.S. Consumer	$286.2	$313.9	$248.3	$275.4
Hawthorne	(4.8)	9.6	(3.0)	16.3
Other	1.6	3.8	(2.5)	1.5
Total Segment Profit (Loss) (Non-GAAP)	283.0	327.3	242.8	293.2
Corporate	(33.6)	(35.4)	(58.7)	(57.8)
Intangible asset amortization	(6.9)	(5.6)	(13.7)	(11.1)
Impairment, restructuring and other	(10.2)	(1.0)	(10.0)	(0.8)
Equity in income (loss) of unconsolidated affiliates	1.5	(24.1)	2.1	(37.3)
Interest expense	(22.6)	(21.5)	(40.4)	(36.8)
Other non-operating expense, net	(9.2)	—	(6.7)	—
Income from continuing operations before income taxes (GAAP)	$202.0	$239.7	$115.4	$149.4
U.S. Consumer
U.S. Consumer segment net sales were $920.2 million in the second quarter of fiscal 2018, a decrease of 5.6% from the second quarter of fiscal 2017 net sales of $974.8 million; and were $1,046.1 million in the first six months of fiscal 2018, a decrease of 5.0% from the first six months of fiscal 2017 net sales of $1,101.0 million. For the second quarter of fiscal 2018, the decrease was driven by the unfavorable impacts of volume and pricing of 4.7% and 0.9%, respectively. Decreased sales volume for the second quarter of fiscal 2018 was driven by decreased sales of soils, mulch and controls products, partially offset by increased sales of grass seed products. Decreased pricing for the second quarter of fiscal 2018 was primarily driven by higher customer rebates and sales mix. For the six months ended March 31, 2018, the decrease was driven by the unfavorable impacts of volume and pricing of 4.2% and 0.8%, respectively. Decreased sales volume for the six months ended March 31, 2018 was driven by decreased sales of soils, mulch and controls products, partially offset by increased sales of grass seed products. Decreased pricing for the six months ended March 31, 2018 was primarily driven by higher customer rebates and sales mix.
U.S. Consumer Segment Profit decreased by $27.7 million, or 8.8%, in the second quarter of fiscal 2018, and decreased by $27.1 million, or 9.8%, in the first six months of fiscal 2018, as compared to the same periods in fiscal 2017. The decrease for the three and six months ended March 31, 2018 was primarily due to a decrease in net sales, gross profit rate and interest income that was classified in the “Other non-operating expense, net” line in the Condensed Consolidated Statements of Operations for the three and six months ended March 31, 2018, partially offset by lower SG&A.

Hawthorne
Hawthorne segment net sales were $41.8 million in the second quarter of fiscal 2018, a decrease of 29.3% from the second quarter of fiscal 2017 net sales of $59.1 million; and were $118.5 million in the first six months of fiscal 2018, a decrease of 3.5% from the first six months of fiscal 2017 net sales of $122.8 million. For the second quarter of fiscal 2018, the decrease was driven by the unfavorable impact of volume of 49.2%, partially offset by the favorable impacts of acquisitions, pricing and changes in foreign exchange rates of 14.7%, 3.0% and 2.3%, respectively. For the six months ended March 31, 2018, the decrease was driven by the unfavorable impact of volume of 35.3%, partially offset by the favorable impacts of acquisitions and changes in foreign exchange rates of 27.6% and 4.0%, respectively.
Hawthorne Segment Profit decreased to a loss of $4.8 million in the second quarter of fiscal 2018 as compared to a profit of $9.6 million in the second quarter of fiscal 2017; and decreased to a loss of $3.0 million in the first six months of fiscal 2018 as compared to a profit of $16.3 million in first six months of fiscal 2017. The decrease for the three and six months ended March 31, 2018 was primarily due to a decrease in net sales, gross profit rate and higher SG&A.
Other
Other segment net sales were $51.3 million in the second quarter of fiscal 2018, an increase of 1.2% from the second quarter of fiscal 2017 net sales of $50.7 million; and were $70.3 million in the first six months of fiscal 2018, an increase of 3.1% from the first six months of fiscal 2017 net sales of $68.2 million. For the second quarter of fiscal 2018, the increase was driven by the favorable impacts of changes in foreign exchange rates and volume of 3.2% and 0.6%, respectively, partially offset by the unfavorable impact of pricing of 2.6% due to higher customer rebates. For the six months ended March 31, 2018, the increase was driven by the favorable impacts of changes in foreign exchange rates and volume of 3.5% and 0.4%, respectively, partially offset by the unfavorable impact of pricing of 1.0% due to higher customer rebates.
Other Segment Profit decreased to $1.6 million in the second quarter of fiscal 2018 as compared to $3.8 million in the second quarter of fiscal 2017; and decreased to a loss of $2.5 million in the first six months of fiscal 2018 as compared to profit of $1.5 million in first six months of fiscal 2017. The decrease for the three and six months ended March 31, 2018 was primarily due to a decrease in gross profit rate, partially offset by higher net sales and lower SG&A.
Corporate
Corporate expenses decreased by $1.8 million, or 5.1%, in the second quarter of fiscal 2018 and increased by $0.9 million, or 1.6%, in the first six months of fiscal 2018, as compared to the same periods in fiscal 2017. The decrease for the three months ended March 31, 2018 was primarily driven by lower share-based compensation expense due to the issuance of equity awards in fiscal 2017 as part of the Project Focus initiative partially offset by interest income that was classified in the “Other non-operating expense, net” line in the Condensed Consolidated Statements of Operations for the three months ended March 31, 2018. The increase for the six months ended March 31, 2018 was primarily due to the issuance of equity awards as part of the Project Focus initiative, a decrease in royalty income earned from the TruGreen Joint Venture related to its use of our brand names following the divestiture of the SLS Business and interest income that was classified in the “Other non-operating expense, net” line in the Condensed Consolidated Statements of Operations for the six months ended March 31, 2018, partially offset by an increase in royalty income earned from Exponent related to its use of our brand names following the divestiture of the International Business.
LIQUIDITY AND CAPITAL RESOURCES
Operating Activities
Cash used in operating activities totaled $482.8 million for the six months ended March 31, 2018 as compared to cash used in operating activities of $489.0 million for the six months ended April 1, 2017. This reduction in cash used in operating activities was driven by a decrease in cash used for working capital resulting from our efforts to improve inventory management and reduce inventory levels during the six months ended March 31, 2018 and cash used in operating activities associated with the International Business during the six months ended April 1, 2017, partially offset by the decrease in sales volume and gross profit during the six months ended March 31, 2018.
Investing Activities
Cash used in investing activities totaled $220.1 million and $106.1 million for the six months ended March 31, 2018 and April 1, 2017, respectively.

Cash used for investments in property, plant and equipment during the first six months of fiscal 2018 and fiscal 2017 was $33.1 million and $32.8 million, respectively. During the six months ended March 31, 2018, we completed the acquisitions of Can-Filters and the remaining 25% noncontrolling interest in Gavita Holdings, B.V., and its subsidiaries (“Gavita”) which included cash payments of $144.2 million, paid the post-closing working capital obligation of $35.3 million related to sale of International Business and made a loan to an unconsolidated affiliate of $7.7 million. During the six months ended April 1, 2017, we completed the acquisition of American Agritech, L.L.C., d/b/a Botanicare (“Botanicare”) and two other small acquisitions which included cash payments of $77.9 million.
Financing Activities
Financing activities provided cash of $612.9 million and $621.0 million for the six months ended March 31, 2018 and April 1, 2017, respectively. The decrease was the result of the issuance of $250.0 million aggregate principal amount of 5.250% senior notes due 2026 (“5.250% Senior Notes”) during the six months ended April 1, 2017 and an increase in repurchases of our Common Shares of $157.6 million during the six months ended March 31, 2018 compared to the the six months ended April 1, 2017, partially offset by an increase in net borrowings under our credit facilities of $379.6 million, a decrease in financing and issuance fees paid of $3.9 million and a decrease in payments on seller notes of $10.2 million.
Cash and Cash Equivalents
Our cash and cash equivalents were held in cash depository accounts with major financial institutions around the world or invested in high quality, short-term liquid investments having original maturities of three months or less. The cash and cash equivalents balances, including cash and cash equivalents classified within assets held for sale, of $33.0 million, $74.3 million and $120.5 million as of March 31, 2018, April 1, 2017 and September 30, 2017, respectively, included $9.8 million, $52.4 million and $39.3 million, respectively, held by controlled foreign corporations.
We will continue to evaluate our position with respect to foreign subsidiaries as we analyze the full impact of the Act on our foreign operations. If we repatriate these funds from foreign subsidiaries, or we sell or liquidate any of these foreign corporations, we may be required to pay associated taxes on the repatriation, sale or liquidation.
Borrowing Agreements
Our primary sources of liquidity are cash generated by operations and borrowings under our credit facilities, which are guaranteed by substantially all of Scotts Miracle-Gro’s domestic subsidiaries. On October 29, 2015, we entered into the fourth amended and restated credit agreement (the “credit agreement”), which provides us with five-year senior secured loan facilities in the aggregate principal amount of $1.9 billion that are comprised of a revolving credit facility of $1.6 billion and a term loan in the original principal amount of $300.0 million (the “credit facilities”). The credit agreement also provides us with the right to seek additional committed credit under the agreement in an aggregate amount of up to $500.0 million plus an unlimited additional amount, subject to certain specified financial and other conditions. Under the credit agreement, we have the ability to obtain letters of credit up to $100.0 million. Borrowings on the credit facilities may be made in various currencies, including U.S. dollars, euro, British pounds, Australian dollars and Canadian dollars.
At March 31, 2018, we had letters of credit outstanding in the aggregate principal amount of $22.2 million, and $534.6 million of availability under the credit agreement, subject to our continued compliance with the covenants discussed below. The weighted average interest rates on average borrowings under the credit agreement were 4.1% and 3.7% for the six months ended March 31, 2018 and April 1, 2017, respectively.
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

On August 25, 2017, we entered into Amendment No. 1 to Master Framework Agreement (the “Amendment”). The Amendment (i) extends the expiration date of the Receivables Facility from August 25, 2017 to August 24, 2018, (ii) defines the seasonal commitment period of the Receivables Facility as beginning on February 23, 2018 and ending on June 15, 2018, (iii) increases the eligible amount of customer accounts receivable which may be sold from up to $250.0 million to up to $400.0 million and (iv) increases the commitment amount of the Receivables Facility during the seasonal commitment period from up to $100.0 million to up to $160.0 million. There were $300.0 million in borrowings on receivables pledged as collateral under the Receivables Facility as of March 31, 2018. The carrying value of the receivables pledged as collateral was $333.3 million as of March 31, 2018. As of March 31, 2018, there was $78.4 million of availability under the Receivables Facility.
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
Our credit agreement contains, among other obligations, an affirmative covenant regarding our leverage ratio on the last day of each quarter, calculated as average total indebtedness, divided by the Company’s earnings before interest, taxes, depreciation and amortization (“EBITDA”), as adjusted pursuant to the terms of the credit agreement (“Adjusted EBITDA”). The maximum leverage ratio was 4.50 as of March 31, 2018. Our leverage ratio was 3.46 at March 31, 2018. Our credit agreement also includes an affirmative covenant regarding our interest coverage ratio, calculated as Adjusted EBITDA divided by interest expense, as described in the credit agreement, and excludes costs related to refinancings. The minimum interest coverage ratio was 3.00 for the twelve months ended March 31, 2018. Our interest coverage ratio was 6.70 for the twelve months ended March 31, 2018. The credit agreement allows us to make unlimited restricted payments (as defined in the credit agreement), including increased or one-time dividend payments and Common Share repurchases, as long as the leverage ratio resulting from the making of such restricted payments is 4.00 or less. Otherwise we may only make restricted payments in an aggregate amount for each fiscal year not to exceed $200.0 million.
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
Contractual Obligations
Other than the changes to our borrowing agreements and acquisition activity during the first six months of fiscal 2018, there have been no material changes outside of the ordinary course of business in our outstanding contractual obligations since the end of fiscal 2017 and through March 31, 2018. As part of the fiscal 2018 acquisitions, we acquired operating leases with total future minimum lease payments for non-cancelable operating leases of $0.8 million.

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
Market risks have not changed materially from those disclosed in the 2017 Annual Report.

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
With the participation of the principal executive officer and principal financial officer of the Registrant, the Registrant’s management has evaluated the effectiveness of the Registrant’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the fiscal quarter covered by this Quarterly Report on Form 10-Q. Based upon that evaluation, the Registrant’s principal executive officer and principal financial officer have concluded that the Registrant’s disclosure controls and procedures were effective as of March 31, 2018.
In addition, there were no changes in the Registrant’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during the Registrant’s fiscal quarter ended March 31, 2018 that have materially affected, or are reasonably likely to materially affect, the Registrant’s internal control over financial reporting.

PART II—OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS
The Company has been named as a defendant in In re Scotts EZ Seed Litigation, Case No. 12-cv-4727 (VB), a New York and California class action lawsuit filed August 9, 2012 in the United States District Court for the Southern District of New York that asserts claims under false advertising and other legal theories based on a marketing statement on the Company’s EZ Seed grass seed product from 2009 to 2012. The plaintiffs seek, on behalf of themselves and purported class members, various forms of monetary and non-monetary relief, including statutory damages that they contend could amount to hundreds of millions of dollars. The Company has defended the action vigorously, and disputes the plaintiffs’ claims and theories, including the recoverability of statutory damages. In 2017, the Court eliminated certain claims, narrowed the case in certain respects, and permitted the case to continue proceeding as a class action. On August 7, 2017, the Court requested briefs on the Company’s request for interlocutory review of issues relating to the recoverability of statutory damages in a class action by the United States Court of Appeals for the Second Circuit and, on August 31, 2017, approved that request. On January 8, 2018, however, the Second Circuit denied the interlocutory appeal request. The parties engaged in mediation on April 9, 2018 and agreed in principle to a preliminary settlement of the outstanding claims on April 10, 2018. The preliminary settlement would require the Company to pay certain attorneys’ and administrative fees and provide certain payments to the class members. The preliminary settlement will not be finalized until after the court approves the settlement and a claims process determines the payments to be provided to the class members. During the three months ended March 31, 2018, the Company recognized a charge of $10.2 million for a probable loss related to this matter within the “Impairment, restructuring and other” line in the Condensed Consolidated Statements of Operations. The resolution of the claims process may result in additional losses in excess of the amount accrued, however, the Company does not believe a reasonably possible loss in excess of the amount accrued would be material to, nor have a material adverse effect on, the Company’s financial condition, results of operations or cash flows.
ITEM 1A. RISK FACTORS
The Company’s risk factors, as of March 31, 2018, have not changed materially from those described in “ITEM IA. RISK FACTORS” in the 2017 Annual Report.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The payment of future dividends, if any, on the Common Shares will be determined by the Board of Directors in light of conditions then existing, including the Company’s earnings, financial condition and capital requirements, restrictions in financing agreements, business conditions and other factors. The credit agreement allows the Company to make unlimited restricted payments (as defined in the credit agreement), including increased or one-time dividend payments and Common Share repurchases, as long as the leverage ratio resulting from the making of such restricted payments is 4.00 or less. Otherwise the Company may only make restricted payments in an aggregate amount for each fiscal year not to exceed $200.0 million. Our leverage ratio was 3.46 at March 31, 2018.

(a) Issuer Purchases of Equity Securities

The following table shows the purchases of Common Shares made by or on behalf of Scotts Miracle-Gro or any “affiliated purchaser” (as defined in Rule 10b-18(a)(3) under the Securities Exchange Act of 1934, as amended) of Scotts Miracle-Gro for each of the three fiscal months in the quarter ended March 31, 2018:

Period	Total Number of Common Shares Purchased(1)	Average Price Paid per Common Share(2)	Total Number of Common Shares Purchased as Part of Publicly Announced Plans or Programs(3)	Approximate Dollar Value of Common Shares That May Yet be Purchased Under the Plans or Programs(3)
December 31, 2017 through January 27, 2018	310,859	$107.63	310,010	$478,490,231
January 28 through February 24, 2018	771,752	$90.41	771,719	$408,718,023
February 25 through March 31, 2018	642,842	$89.33	638,201	$351,699,918
Total	1,725,453	$93.11	1,719,930

(1)
All of the Common Shares purchased during the quarter were purchased in open market transactions. The total number of Common Shares purchased during the quarter includes 5,523 Common Shares purchased by the trustee of the rabbi trust established by the Company as permitted pursuant to the terms of The Scotts Company LLC Executive Retirement Plan (the “ERP”). The ERP is an unfunded, non-qualified deferred compensation plan which, among other things, provides eligible employees the opportunity to defer compensation above specified statutory limits applicable to The Scotts Company LLC Retirement Savings Plan and with respect to any Executive Management Incentive Pay (as defined in the ERP), Performance Award (as defined in the ERP) or other bonus awarded to such eligible employees. Pursuant to the terms of the ERP, each eligible employee has the right to elect an investment fund, including a fund consisting of Common Shares (the “Scotts Miracle-Gro Common Stock Fund”), against which amounts allocated to such employee’s account under the ERP, including employer contributions, will be benchmarked (all ERP accounts are bookkeeping accounts only and do not represent a claim against specific assets of the Company). Amounts allocated to employee accounts under the ERP represent deferred compensation obligations of the Company. The Company established the rabbi trust in order to assist the Company in discharging such deferred compensation obligations. When an eligible employee elects to benchmark some or all of the amounts allocated to such employee’s account against the Scotts Miracle-Gro Common Stock Fund, the trustee of the rabbi trust purchases the number of Common Shares equivalent to the amount so benchmarked. All Common Shares purchased by the trustee are purchased on the open market and are held in the rabbi trust until such time as they are distributed pursuant to the terms of the ERP. All assets of the rabbi trust, including any Common Shares purchased by the trustee, remain, at all times, assets of the Company, subject to the claims of its creditors. The terms of the ERP do not provide for a specified limit on the number of Common Shares that may be purchased by the trustee of the rabbi trust.

(2)	The average price paid per Common Share is calculated on a settlement basis and includes commissions.

(3)
On August 11, 2014, Scotts Miracle-Gro announced that its Board of Directors authorized the repurchase of up to $500 million of Common Shares over a five-year period (effective November 1, 2014 through September 30, 2019). On August 3, 2016, Scotts Miracle-Gro announced that its Board of Directors increased the then outstanding authorization by an additional $500 million for a total authorized amount of $1.0 billion through September 30, 2019. The dollar amounts indicated reflect the remaining amounts that were available for repurchase under the authorized repurchase program.

ITEM 6. EXHIBITS
See Index to Exhibits at page 66 for a list of the exhibits included herewith.

THE SCOTTS MIRACLE-GRO COMPANY
QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2018

INDEX TO EXHIBITS

EXHIBIT NO.	DESCRIPTION	LOCATION

10.1	Consulting Agreement, dated January 31, 2018, between The Scotts Company LLC and Hanft Projects LLC	Incorporated herein by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended December 31, 2017 filed February 8, 2018 [Exhibit 10.1]

21	Subsidiaries of The Scotts Miracle-Gro Company	*

31.1	Rule 13a-14(a)/15d-14(a) Certifications (Principal Executive Officer)	*

31.2	Rule 13a-14(a)/15d-14(a) Certifications (Principal Financial Officer)	*

32	Section 1350 Certifications (Principal Executive Officer and Principal Financial Officer)	*

101.INS	XBRL Instance Document	*

101.SCH	XBRL Taxonomy Extension Schema	*

101.CAL	XBRL Taxonomy Extension Calculation Linkbase	*

101.DEF	XBRL Taxonomy Extension Definition Linkbase	*

101.LAB	XBRL Taxonomy Extension Label Linkbase	*

101.PRE	XBRL Taxonomy Extension Presentation Linkbase	*

*	Filed or furnished herewith

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

THE SCOTTS MIRACLE-GRO COMPANY

Date: May 9, 2018	/s/ THOMAS RANDAL COLEMAN
Printed Name: Thomas Randal Coleman
Title: Executive Vice President and Chief Financial Officer