Form 10-Q
period 2018-06-30
SCOTTS MIRACLE-GRO CO
filed 2018-08-08
CIK 825542

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_________________________________________
FORM 10-Q
_________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2018
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐     No  ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding at August 3, 2018
Common Shares, $0.01 stated value, no par value	55,433,529 Common Shares

PART I—FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

THE SCOTTS MIRACLE-GRO COMPANY
Condensed Consolidated Statements of Operations
(In millions, except per common share data)
(Unaudited)

	THREE MONTHS ENDED		NINE MONTHS ENDED
	JUNE 30, 2018	JULY 1, 2017	JUNE 30, 2018	JULY 1, 2017
Net sales	$994.6	$973.4	$2,229.5	$2,265.4
Cost of sales	635.9	590.0	1,427.5	1,380.8
Cost of sales—impairment, restructuring and other	11.1	—	11.1	—
Gross profit	347.6	383.4	790.9	884.6
Operating expenses:
Selling, general and administrative	144.5	153.4	418.7	436.4
Impairment, restructuring and other	19.3	0.4	29.4	1.3
Other income, net	(1.9)	(6.5)	(3.3)	(12.6)
Income from operations	185.7	236.1	346.1	459.5
Equity in (income) loss of unconsolidated affiliates	(1.1)	(7.2)	(3.3)	30.1
Interest expense	23.2	21.8	63.6	58.5
Other non-operating (income) expense, net	(2.6)	—	4.2	—
Income from continuing operations before income taxes	166.2	221.5	281.6	370.9
Income tax expense from continuing operations	40.7	76.9	23.4	130.3
Income from continuing operations	125.5	144.6	258.2	240.6
Income (loss) from discontinued operations, net of tax	(42.7)	7.3	(47.6)	11.7
Net income	$82.8	$151.9	$210.6	$252.3
Net (income) loss attributable to noncontrolling interest	0.1	—	0.1	(0.5)
Net income attributable to controlling interest	$82.9	$151.9	$210.7	$251.8

Basic income (loss) per common share:
Income from continuing operations	$2.27	$2.44	$4.57	$4.02
Income (loss) from discontinued operations	(0.77)	0.13	(0.84)	0.20
Basic income per common share	$1.50	$2.57	$3.73	$4.22
Weighted-average common shares outstanding during the period	55.4	59.2	56.5	59.7

Diluted income (loss) per common share:
Income from continuing operations	$2.23	$2.41	$4.50	$3.96
Income (loss) from discontinued operations	(0.76)	0.12	(0.83)	0.20
Diluted income per common share	$1.47	$2.53	$3.67	$4.16
Weighted-average common shares outstanding during the period plus dilutive potential common shares	56.3	60.0	57.4	60.6

Dividends declared per common share	$0.530	$0.500	$1.590	$1.500
See Notes to Condensed Consolidated Financial Statements.

THE SCOTTS MIRACLE-GRO COMPANY
Condensed Consolidated Statements of Comprehensive Income (Loss)
(In millions)
(Unaudited)

	THREE MONTHS ENDED		NINE MONTHS ENDED
	JUNE 30, 2018	JULY 1, 2017	JUNE 30, 2018	JULY 1, 2017
Net income	$82.8	$151.9	$210.6	$252.3
Other comprehensive income (loss):
Net foreign currency translation adjustment	(5.3)	5.8	10.3	3.6
Net unrealized gain (loss) on derivative instruments, net of tax of $0.9, $(0.7), $2.0 and $1.1, respectively	2.2	(1.2)	5.0	1.8
Reclassification of net unrealized (gain) loss on derivatives to net income, net of tax of $(0.4), $0.2, $(0.9) and $1.2, respectively	(1.1)	0.4	(2.3)	1.9
Reclassification of net pension and other post-retirement benefits loss to net income, net of tax of $0.2, $0.3, $0.5 and $0.9, respectively	0.4	0.5	1.2	1.4
Total other comprehensive income (loss)	(3.8)	5.5	14.2	8.7
Comprehensive income	$79.0	$157.4	$224.8	$261.0
Comprehensive income attributable to noncontrolling interest	—	(0.1)	—	(0.6)
Comprehensive income attributable to controlling interest	$79.0	$157.3	$224.8	$260.4
See Notes to Condensed Consolidated Financial Statements.

THE SCOTTS MIRACLE-GRO COMPANY
Condensed Consolidated Statements of Cash Flows
(In millions) (Unaudited)

	NINE MONTHS ENDED
	JUNE 30, 2018	JULY 1, 2017
OPERATING ACTIVITIES
Net income	$210.6	$252.3
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Impairment, restructuring and other	23.4	—
Share-based compensation expense	30.0	20.5
Depreciation	39.2	41.4
Amortization	21.6	18.4
Deferred taxes	(47.9)	—
Gain on long-lived assets	(0.4)	(2.5)
(Gain) loss on sale / contribution of business	2.8	(0.3)
Recognition of accumulated foreign currency translation loss	11.7	—
Equity in (income) loss and distributions from unconsolidated affiliates	(3.3)	33.7
Changes in assets and liabilities, net of acquired businesses:
Accounts receivable	(397.8)	(368.6)
Inventories	(5.1)	(5.5)
Prepaid and other assets	(12.7)	(24.8)
Accounts payable	46.3	61.3
Other current liabilities	17.6	88.0
Restructuring and other	74.3	(15.6)
Other non-current items	(12.5)	(7.6)
Other, net	(1.2)	0.9
Net cash (used in) provided by operating activities	(3.4)	91.6

INVESTING ACTIVITIES
Proceeds from sale of long-lived assets	1.2	5.0
Post-closing working capital payment related to sale of International Business	(35.3)	—
Investments in property, plant and equipment	(40.7)	(42.0)
Investments in loans receivable	(5.3)	—
Net investments in unconsolidated affiliates	—	(0.2)
Investments in acquired businesses, net of cash acquired	(492.9)	(89.2)
Other investing, net	10.7	—
Net cash used in investing activities	(562.3)	(126.4)

FINANCING ACTIVITIES
Borrowings under revolving and bank lines of credit and term loans	1,617.0	1,362.8
Repayments under revolving and bank lines of credit and term loans	(668.7)	(1,205.3)
Proceeds from issuance of 5.250% Senior Notes	—	250.0
Financing and issuance fees	—	(4.3)
Dividends paid	(89.6)	(89.4)
Distribution paid by AeroGrow to noncontrolling interest	—	(8.1)
Purchase of Common Shares	(313.6)	(183.0)
Payments on seller notes	(8.8)	(28.7)
Excess tax benefits from share-based payment arrangements	—	4.5
Cash received from the exercise of stock options	8.7	3.3
Acquisition of noncontrolling interests	(69.2)	—
Net cash provided by financing activities	475.8	101.8
Effect of exchange rate changes on cash	(1.0)	2.0
Net increase (decrease) in cash and cash equivalents	(90.9)	69.0
Cash and cash equivalents at beginning of period excluding cash classified within assets held for sale	120.5	28.6
Cash and cash equivalents at beginning of period classified within assets held for sale	—	21.5
Cash and cash equivalents at beginning of period	120.5	50.1
Cash and cash equivalents at end of period	$29.6	$119.1
See Notes to Condensed Consolidated Financial Statements.

THE SCOTTS MIRACLE-GRO COMPANY
Condensed Consolidated Balance Sheets
(In millions, except stated value per share)
(Unaudited)

	JUNE 30, 2018	JULY 1, 2017	SEPTEMBER 30, 2017
ASSETS
Current assets:
Cash and cash equivalents	$29.6	$87.9	$120.5
Accounts receivable, less allowances of $6.2, $5.5 and $3.1, respectively	387.8	372.1	197.7
Accounts receivable pledged	316.7	277.8	88.9
Inventories	500.5	413.2	407.5
Assets held for sale	—	295.0	—
Prepaid and other current assets	84.4	78.4	67.1
Total current assets	1,319.0	1,524.4	881.7
Investment in unconsolidated affiliates	34.4	65.7	31.1
Property, plant and equipment, net of accumulated depreciation of $629.5, $583.2 and $591.1, respectively	517.6	436.5	467.7
Goodwill	621.2	407.4	441.6
Intangible assets, net	879.6	746.8	748.9
Other assets	192.1	121.3	176.0
Total assets	$3,563.9	$3,302.1	$2,747.0

LIABILITIES AND EQUITY
Current liabilities:
Current portion of debt	$314.5	$289.1	$143.1
Accounts payable	195.6	175.6	153.1
Liabilities held for sale	—	145.3	—
Other current liabilities	315.2	259.5	248.3
Total current liabilities	825.3	869.5	544.5
Long-term debt	1,975.4	1,410.8	1,258.0
Distributions in excess of investment in unconsolidated affiliate	21.9	—	21.9
Other liabilities	210.0	278.8	260.9
Total liabilities	3,032.6	2,559.1	2,085.3
Commitments and contingencies (Note 12)
Equity:
Common shares and capital in excess of $.01 stated value per share; 55.4, 58.6 and 58.1 shares issued and outstanding, respectively	411.4	405.7	407.6
Retained earnings	1,097.5	1,043.1	978.2
Treasury shares, at cost; 12.7, 9.5 and 10.0 shares, respectively	(927.5)	(610.1)	(667.8)
Accumulated other comprehensive loss	(55.0)	(108.3)	(69.2)
Total equity—controlling interest	526.4	730.4	648.8
Noncontrolling interest	4.9	12.6	12.9
Total equity	531.3	743.0	661.7
Total liabilities and equity	$3,563.9	$3,302.1	$2,747.0
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
Organization and Basis of Presentation
The Company’s unaudited condensed consolidated financial statements for the three and nine months ended June 30, 2018 and July 1, 2017 are presented in accordance with accounting principles generally accepted in the United States of America (“GAAP”). The condensed consolidated financial statements include the accounts of Scotts Miracle-Gro and its subsidiaries. All intercompany transactions and accounts have been eliminated in consolidation. The Company’s consolidation criteria are based on majority ownership (as evidenced by a majority voting interest in the entity) and an objective evaluation and determination of effective management control. AeroGrow International, Inc. (“AeroGrow”), in which the Company has a controlling interest, is consolidated, with the equity owned by other shareholders shown as noncontrolling interest in the Condensed Consolidated Balance Sheets, and the other shareholders’ portion of net earnings and other comprehensive income shown as net (income) loss or comprehensive (income) loss attributable to noncontrolling interest in the Condensed Consolidated Statements of Operations and Condensed Consolidated Statements of Comprehensive Income (Loss), respectively. In the opinion of management, interim results reflect all normal and recurring adjustments and are not necessarily indicative of results for a full year.
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

Loans Receivable
Loans receivable are carried at outstanding principal amount, and are recognized in the “Other assets” line in the Condensed Consolidated Balance Sheets. Loans receivable are impaired when, based on current information and events, it is probable that the Company will be unable to collect all amounts due according to the contractual terms of the applicable loan agreement. If it is determined that an impairment has occurred, an impairment loss is recognized for the amount by which the carrying value of the asset exceeds the present value of expected future cash flows and recorded in operating expenses in the Condensed Consolidated Statements of Operations.
Interest income is recorded on an accrual basis. For the three and nine months ended June 30, 2018, the Company has classified interest income on loans receivable of $2.6 million and $7.5 million, respectively, in the “Other non-operating (income) expense, net” line in the Condensed Consolidated Statements of Operations. For the three and nine months ended July 1, 2017, interest income on loans receivable of $3.0 million and $7.8 million, respectively, is classified in the “Other income, net” line in the Condensed Consolidated Statements of Operations.
Long-Lived Assets
The Company had non-cash investing activities of $4.5 million and $2.9 million during the nine months ended June 30, 2018 and July 1, 2017, respectively, representing unpaid liabilities incurred during each period to acquire property, plant and equipment.
Inventories
Inventories are stated at the lower of cost or net realizable value, principally determined by the first in, first out method of accounting. Inventories acquired through the recent acquisition of Sunlight Supply (as defined in “NOTE 3. ACQUISITIONS AND INVESTMENTS”), which represent approximately 18% of consolidated inventories, were initially recorded at fair value and subsequently will be measured using the average costing method of inventory valuation. Inventories include the cost of raw materials, labor, manufacturing overhead and freight and in-bound handling costs incurred to pre-position goods in the Company’s warehouse network. The Company makes provisions for obsolete or slow-moving inventories as necessary to properly reflect inventory at the lower of cost and net realizable value. Adjustments to reflect inventories at net realizable values were $12.6 million at June 30, 2018, $10.3 million at July 1, 2017 and $10.5 million at September 30, 2017.
Statements of Cash Flows
Supplemental cash flow information was as follows:

	NINE MONTHS ENDED
	JUNE 30, 2018	JULY 1, 2017
	(In millions)
Interest paid	$(68.2)	$(53.0)
Income taxes paid	(54.8)	(72.0)
Property and equipment acquired under capital leases	—	(0.9)
During the nine months ended June 30, 2018, the Company paid contingent consideration of $3.0 million and $5.2 million, respectively, related to the fiscal 2016 acquisition of Gavita Holdings B.V., and its subsidiaries (collectively, “Gavita”), and the fiscal 2017 acquisition of Agrolux Holding B.V., and its subsidiaries (collectively, “Agrolux”). During the nine months ended July 1, 2017, the Company paid contingent consideration of $6.7 million, $6.5 million and $15.5 million, respectively, related to the fiscal 2014 acquisition of Fafard & Brothers Ltd. (“Fafard”), the fiscal 2016 acquisition of a Canadian growing media operation and the fiscal 2017 acquisition of American Agritech, L.L.C., d/b/a Botanicare (“Botanicare”).
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
RECENTLY ADOPTED ACCOUNTING PRONOUNCEMENTS
Income Taxes
On December 22, 2017, H.R.1 (the “Act,” formerly known as the “Tax Cuts and Jobs Act”) was signed into law. The Act provides for significant changes to the U.S. Internal Revenue Code of 1986, as amended (the “Code”). Among other items, the

Act implements a territorial tax system, imposes a one-time transition tax on deemed repatriated earnings of foreign subsidiaries, and permanently reduces the federal corporate tax rate to 21% effective January 1, 2018.
Additionally, the SEC released Staff Accounting Bulletin No. 118 (“SAB 118”) which provides guidance on accounting for the Act’s impact under Accounting Standards Codification (“ASC”) Topic 740, Income Taxes (“ASC 740”). The guidance in SAB 118 addresses certain fact patterns where the accounting for changes in tax laws or tax rates under ASC 740 is incomplete upon issuance of an entity's financial statements for the reporting period in which the Act is enacted. Under the staff guidance in SAB 118, in the financial reporting period in which the Act is enacted, the income tax effects of the Act for which the accounting under ASC 740 is incomplete would be reported as a provisional amount based on a reasonable estimate (to the extent a reasonable estimate can be determined), which would be subject to adjustment during a “measurement period” until the accounting under ASC 740 is complete. The measurement period is limited to no more than one year beyond the enactment date under the staff's guidance. SAB 118 also describes supplemental disclosures that should accompany the provisional amounts, including the reasons for the incomplete accounting, the additional information or analysis that is needed, and other information relevant to why the registrant was not able to complete the accounting required under ASC 740 in a timely manner.
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
The amended accounting guidance requires all excess tax benefits and tax deficiencies to be recognized as income tax benefit or expense on a prospective basis in the period of adoption. The adoption of this provision of the amended accounting guidance resulted in the recognition of excess tax benefits of $3.4 million and $5.4 million in the “Income tax expense (benefit) from continuing operations” line in the Condensed Consolidated Statement of Operations for the three and nine months ended June 30, 2018, respectively. As the Company adopted the guidance on a prospective basis, prior year activity has not been adjusted to conform with the current presentation and excess tax benefits of $0.5 million and $4.5 million have been recognized in the “Capital in excess of stated value” line within “Total equity—controlling interest” in the Condensed Consolidated Balance Sheets for the three and nine months ended July 1, 2017, respectively.
The amended accounting guidance requires excess tax benefits to be classified as an operating activity in the statement of cash flows. Previously, excess tax benefits were presented as a cash inflow from financing activities and cash outflow from operating activities. The Company has elected to present these changes on a prospective basis and therefore the nine months ended July 1, 2017 has not been adjusted to conform with the current presentation.
The amended accounting guidance requires cash paid to a tax authority when shares are withheld to satisfy statutory income tax withholding obligations to be classified as a financing activity in the statement of cash flows. The Company’s retrospective adoption of this provision of the amended accounting guidance resulted in the classification of payments of $3.0 million and $9.2 million as cash outflows from financing activities for the nine months ended June 30, 2018 and July 1, 2017, respectively.
The Company has elected to continue to estimate the number of awards expected to vest, as permitted by the amended accounting guidance, rather than electing to account for forfeitures as they occur.
Derivatives and Hedging
In August 2017, the FASB issued an accounting standard update that modifies hedge accounting by making more hedge strategies eligible for hedge accounting, amending presentation and disclosure requirements, and changing how companies assess effectiveness. The intent is to simplify application of hedge accounting and increase transparency of information about an entity’s risk management activities. The Company early adopted this guidance effective October 1, 2017 using a modified retrospective transition approach for cash flow hedges existing at the date of adoption and a prospective approach for presentation and disclosure requirements. The adoption of this guidance did not have a significant impact on the Company’s consolidated financial position, results of operations or cash flows.

Inventory
In July 2015, the FASB issued an accounting standard update that requires inventory to be measured “at the lower of cost and net realizable value,” thereby simplifying the previous guidance that requires inventory to be measured at the lower of cost or market (market in this context is defined as one of three different measures, one of which is net realizable value). The Company adopted this guidance on a prospective basis effective October 1, 2017. The adoption of this guidance did not have a significant impact on the Company’s consolidated financial position, results of operations or cash flows.
Income Taxes
In November 2015, the FASB issued an accounting standard update to simplify the presentation of deferred income taxes by requiring that deferred income tax liabilities and assets be classified as noncurrent in a classified statement of financial position. The Company adopted this guidance on a retrospective basis during the fourth quarter of fiscal 2017. As a result, deferred tax assets totaling $42.1 million have been presented net within other liabilities in the Condensed Consolidated Balance Sheet as of July 1, 2017. This amount was previously reported within prepaid and other current assets.
Goodwill
In January 2017, the FASB issued an accounting standard update which removes the requirement to compare the implied fair value of goodwill with its carrying amount as part of step 2 of the goodwill impairment test. Goodwill impairment will now be the amount by which a reporting unit’s carrying value exceeds its fair value, not to exceed the carrying amount of the goodwill. The Company adopted this guidance on a prospective basis during the third quarter of fiscal 2018. The adoption of this guidance did not have a significant impact on the Company’s consolidated financial position, results of operations or cash flows.
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
The Company has made progress on its evaluation of the amended guidance, including identification of revenue streams and customer contract reviews. The Company is applying the five-step model to those contracts and revenue streams to evaluate the quantitative and qualitative impacts the new standard will have on its business and reported revenues. The provisions are effective for the Company in the first quarter of fiscal 2019 and the Company expects to adopt the guidance under the modified retrospective approach, which recognizes the cumulative effect of adoption as an adjustment to retained earnings at the date of initial application. The Company’s revenue is primarily product sales, which are recognized at a point in time when title transfers to customers and the Company has no further obligation to provide services related to such products. Although the Company is continuing to assess the impact of the amended guidance, it generally anticipates that its timing of recognition of revenue will be substantially unchanged under the amended guidance. During the remainder of fiscal 2018 the Company will implement any additional required changes to processes to meet the new accounting, reporting and disclosure requirements, conclude the update of its internal controls and policies, and finalize the method of adoption.
Leases
In February 2016, the FASB issued an accounting standard update which significantly changes the accounting for leases. This guidance requires lessees to recognize a lease liability for the obligation to make lease payments and a right-of-use asset for the right to use the underlying asset for the lease term. The provisions are effective for the Company’s financial statements no later than the fiscal year beginning October 1, 2019 and require a modified retrospective transition approach for leases that exist as of or are entered into after the beginning of either (i) the date of adoption or (ii) the earliest comparative period presented in the financial statements. The Company is currently evaluating available transition methods and the impact of this standard on its consolidated results of operations, financial position and cash flows. The Company has made progress on its evaluation of the amended guidance, including identification of the population of leases affected, determining the information required to calculate the lease liability and right-of-use asset and evaluating models to assist in future reporting.

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
Employee Benefit Plans
In March 2017, the FASB issued an accounting standard update which requires entities to (1) disaggregate the current-service-cost component from the other components of net benefit cost (the “other components”) and present the current-service-cost with other current compensation costs for related employees in the income statement, (2) present the other components elsewhere in the income statement and outside of income from operations if that subtotal is presented and (3) limit the amount of costs eligible for capitalization (e.g., as part of inventory or property, plant, and equipment) to only the service-cost component of net benefit cost. The provisions are effective for the Company’s financial statements no later than the fiscal year beginning October 1, 2018, and are required to be applied retrospectively for the presentation of cost components in the income statement and prospectively for the capitalization of cost components. The provisions are not expected to have a significant impact on the Company’s consolidated financial position, results of operations or cash flows.
Reporting Comprehensive Income
In February 2018, the FASB issued an accounting standard update that would allow a reclassification from accumulated other comprehensive income to retained earnings for stranded tax effects resulting from the Act. The provisions are effective for the Company’s financial statements no later than the fiscal year beginning October 1, 2018. The update may be applied either in the period of adoption or retrospectively to each period in which the effect of the change in the U.S. federal corporate income tax rate in the Act is recognized. The Company is continuing to assess the impact of the amended guidance.
NOTE 2. DISCONTINUED OPERATIONS
International Business
On August 31, 2017, the Company completed the sale of the International Business for cash proceeds of $150.6 million at closing, which is net of seller financing provided by the Company in the form of a $29.7 million loan for seven years bearing interest at 5% for the first three years, with annual 2.5% increases thereafter. The transaction also included contingent consideration, a non-cash investing activity, with a maximum payout of $23.8 million and an initial fair value of $18.2 million, the payment of which will depend on the achievement of certain performance criteria by the International Business following the closing of the transaction through fiscal 2020. The seller financing loan and the contingent consideration receivable are recorded in the “Other assets” line in the Condensed Consolidated Balance Sheets. The cash proceeds from the sale were subject to post-closing adjustments and the Company originally accrued $27.8 million at September 30, 2017 in the “Other current liabilities” line in the Condensed Consolidated Balance Sheets related to the expected working capital adjustment obligation in respect of the actual closing date financial position of the International Business. The Company recorded a pre-tax gain on the sale of the International Business of $32.7 million, partially offset by the provision for income taxes of $12.0 million, during fiscal 2017. The fiscal 2017 pre-tax gain included a write-off of accumulated foreign currency translation loss adjustments of $18.5 million. During the three and nine months ended June 30, 2018, the Company recorded an increase to the pre-tax gain of $0.8 million and a decrease to the pre-tax gain of $2.8 million, respectively, related to the resolution of the post-closing working capital adjustment obligation.
In connection with the transaction, the Company entered into certain ancillary agreements including a transition services agreement and a material supply agreement, which are not material, as well as a licensing agreement for the use of certain of the Company’s brand names with an initial fair value of $14.1 million.
During the three and nine months ended June 30, 2018, the Company recognized $0.1 million and $1.6 million, respectively, as compared to $3.7 million and $7.6 million for the three and nine months ended July 1, 2017, respectively, in transaction related costs associated with the sale of the International Business.

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
During the three and nine months ended July 1, 2017, the Company recognized $0.1 million and $0.8 million, respectively, in transaction related costs associated with the divestiture of the SLS Business. In addition, during the nine months ended July 1, 2017, the Company recorded a reduction to the gain on the contribution of the SLS Business of $0.3 million related to a post-closing working capital adjustment.
Wild Bird Food
During fiscal 2014, the Company completed the sale of its U.S. and Canadian wild bird food business. As a result, effective in fiscal 2014, the Company classified its results of operations for all periods presented to reflect the wild bird food business as a discontinued operation. During the three and nine months ended June 30, 2018, the Company recognized a pre-tax charge of $65.0 million for a probable loss related to the previously disclosed legal matter In re Morning Song Bird Food Litigation. This matter relates to a pending class-action lawsuit filed in 2012 in connection with the sale of wild bird food products that were the subject of a voluntary recall in 2008 by the Company’s previously sold wild bird food business. Refer to “NOTE 12. CONTINGENCIES” for more information.
The following table summarizes the results of discontinued operations for each of the periods presented:

	THREE MONTHS ENDED		NINE MONTHS ENDED
	JUNE 30, 2018	JULY 1, 2017	JUNE 30, 2018	JULY 1, 2017
	(In millions)
Net sales	$—	$104.6	$—	$262.8
Operating and exit costs	—	91.4	1.5	238.1
Impairment, restructuring and other	65.1	3.8	66.6	8.3
Other expense, net	—	—	—	0.1
(Gain) loss on sale / contribution of business	(0.8)	—	2.8	0.3
Interest expense	—	—	—	0.4
Income (loss) from discontinued operations before income taxes	(64.3)	9.4	(70.9)	15.6
Income tax expense (benefit) from discontinued operations	(21.6)	2.1	(23.3)	3.9
Income (loss) from discontinued operations, net of tax	$(42.7)	$7.3	$(47.6)	$11.7

The following table summarizes the major classes of assets and liabilities held for sale:

JULY 1, 2017
(In millions)
Cash and cash equivalents	$31.2
Accounts receivable, net	102.2
Inventories	53.4
Prepaid and other current assets	7.6
Property, plant and equipment, net	24.3
Goodwill and intangible assets, net	61.1
Other assets	15.2
Assets held for sale	$295.0

Accounts payable	$48.4
Other current liabilities	68.0
Long-term debt	8.9
Other liabilities	20.0
Liabilities held for sale	$145.3
The Condensed Consolidated Statements of Cash Flows do not present the cash flows from discontinued operations separately from cash flows from continuing operations. Cash provided by (used in) operating activities related to discontinued operations totaled $2.1 million and $(16.0) million for the nine months ended June 30, 2018 and July 1, 2017, respectively. Cash used in investing activities related to discontinued operations totaled $35.3 million and $4.2 million for the nine months ended June 30, 2018 and July 1, 2017, respectively.
NOTE 3. ACQUISITIONS AND INVESTMENTS
FISCAL 2018
Sunlight Supply
On June 4, 2018, the Company’s Hawthorne segment acquired substantially all of the assets and certain liabilities of Sunlight Supply, Inc., Sunlight Garden Supply, Inc., Sunlight Garden Supply, ULC, and IP Holdings, LLC, and all of the issued and outstanding equity interests of Columbia River Industrial Holdings, LLC (collectively “Sunlight Supply”). Sunlight Supply, based in Vancouver, Washington, is a leading developer, manufacturer, marketer and distributer of horticultural, organics, lighting, and hydroponics products. Prior to the transaction, Sunlight Supply served as a non-exclusive distributor of the Company. The estimated purchase price of Sunlight Supply was $459.1 million, a portion of which was paid by the issuance of 0.3 million common shares of Scotts Miracle-Gro (“Common Shares”), a non-cash investing and financing activity, with a fair value of $23.4 million based on the average share price at the time of payment. The purchase price included contingent consideration, a non-cash investing activity, with an estimated fair value of $3.1 million and a maximum payout of $20.0 million, which will be paid by the Company contingent on the achievement of certain performance metrics of the Company through the one year anniversary of the closing date. The purchase price is also subject to a post-closing net working capital adjustment for which the Company has accrued $7.4 million at June 30, 2018 in the “Other current liabilities” line in the Condensed Consolidated Balance Sheets related to the expected obligation for this net working capital adjustment.
The preliminary valuation of the acquired assets included (i) $7.9 million of cash, prepaid and other current assets, (ii) $20.5 million of accounts receivable, (iii) $85.2 million of inventory, (iv) $65.2 million of fixed assets, (v) $13.3 million of accounts payable and other current liabilities, (vi) $164.4 million of finite-lived identifiable intangible assets, and (vii) $129.2 million of tax-deductible goodwill. Identifiable intangible assets included tradenames of $64.6 million, customer relationships of $96.9 million and non-competes of $2.9 million with useful lives ranging between 5 and 25 years. The estimated fair values of the identifiable intangible assets were determined using an income-based approach, which includes market participant expectations of cash flows that an asset will generate over the remaining useful life discounted to present value using an appropriate discount rate. Certain estimated values for the acquisition, including goodwill, intangible assets, and property, plant and equipment, are not yet finalized and are subject to revision as additional information becomes available and more detailed analysis is completed. The contingent consideration related to the Sunlight Supply acquisition is required to be accounted for as a derivative instrument and is recorded at fair value in the “Other current liabilities” line in the Condensed Consolidated Balance Sheets, with changes in fair value recognized in the “Other income, net” line in the Condensed Consolidated Statements of Operations. The estimated fair value of the contingent consideration was $3.1 million as of June 30, 2018 and the fair value measurement was classified in Level 3 of the fair value hierarchy.
The acquisition of Sunlight Supply also resulted in the settlement of certain previously acquired customer relationships, which resulted in a non-cash impairment charge of $17.5 million recognized in the “Impairment, restructuring and other” line in the Condensed Consolidated Statements of Operations to reduce the carrying value of these previously acquired customer relationship intangible assets to an estimated fair value of $30.9 million. The estimated fair value was determined using an income-based approach, which includes market participant expectations of cash flows that an asset will generate over the remaining useful life discounted to present value using an appropriate discount rate, and has been included as part of goodwill at June 30, 2018. Additionally, the Company reduced the value of deferred tax liabilities associated with the write-off of these previously acquired customer relationship intangible assets by $7.3 million, which was recognized in the “Income tax expense from continuing operations” line in the Condensed Consolidated Statement of Operations for the three and nine months ended June 30, 2018.
Net sales for Sunlight Supply included within the Hawthorne segment for the three and nine months ended June 30, 2018 were $23.5 million. The following unaudited pro forma information presents the combined results of operations as if the acquisition of Sunlight Supply had occurred at the beginning of fiscal 2017. Sunlight Supply’s pre-acquisition results have been added to the Company’s historical results. The pro forma results contained in the table below include adjustments for (i) the elimination of intercompany sales, (ii) amortization of acquired intangibles, (iii) increased depreciation expense as a result of acquisition date fair value adjustments, (iv) increased cost of good sold for fiscal 2017 and decreased cost of goods sold for fiscal 2018 related to the acquisition date inventory fair value adjustment, (v) increased interest expense related to the financing of the acquisition, (vi) removal of non-cash impairment charge of $17.5 million for the three and nine months ended June 30, 2018 related to the write-off of previously acquired customer relationship intangible assets due to the acquisition of Sunlight Supply, (vii) adjustments to tax expense based on condensed consolidated pro forma results, and (viii) the impact of additional Common Shares issued as a result of the acquisition. The pro forma information does not reflect the realization of any potential cost savings or other synergies from the acquisition as a result of restructuring activities and other cost savings initiatives. These pro forma results have been prepared for comparative purposes only and are not necessarily indicative of the results of operations as they would have been had the acquisitions occurred on the assumed dates, nor is it necessarily an indication of future operating results.

	THREE MONTHS ENDED		NINE MONTHS ENDED
Unaudited Consolidated Pro Forma Results	JUNE 30, 2018	JULY 1, 2017	JUNE 30, 2018	JULY 1, 2017
	(In millions, except per common share data)
Proforma net sales	$1,048.7	$1,086.0	$2,445.8	$2,561.0
Proforma net income attributable to controlling interest	100.7	159.2	229.9	258.8
Proforma diluted net income per common share	1.78	2.64	3.98	4.25
Gavita
On May 26, 2016, the Company’s Hawthorne segment acquired majority control and a 75% economic interest in Gavita. Gavita’s former ownership group initially retained a 25% noncontrolling interest in Gavita consisting of ownership of 5% of the outstanding shares of Gavita and a loan with interest payable based on distributions by Gavita. The loan was recorded at fair value in the “Long-term debt” line in the Condensed Consolidated Balance Sheets. On October 2, 2017, the Company’s Hawthorne segment acquired the remaining 25% noncontrolling interest in Gavita, including Agrolux, for $69.2 million, plus payment of contingent consideration of $3.0 million. The carrying value of the 25% noncontrolling interest consisted of long-term debt of $55.6 million and noncontrolling interest of $7.9 million. The difference between purchase price and carrying value was recognized in the “Capital in excess of stated value” line within “Total equity—controlling interest” in the Condensed Consolidated Balance Sheets. For the three months ended December 30, 2017 and the six months ended March 31, 2018, this payment of $69.2 million was incorrectly classified as an investing activity within the “Investments in acquired businesses, net of cash acquired” line in the Condensed Consolidated Statements of Cash Flows. For the nine months ended June 30, 2018, this payment has been classified as a financing activity within the “Acquisition of noncontrolling interests” line in the Condensed Consolidated Statements of Cash Flows in accordance with GAAP.

Can-Filters
On October 11, 2017, the Company’s Hawthorne segment completed the acquisition of substantially all of the U.S. and Canadian assets of Can-Filters Group Inc. (“Can-Filters”) for $74.1 million. Based in British Columbia, Can-Filters is a leading wholesaler of ventilation products for indoor and hydroponic gardening and industrial markets worldwide. The preliminary valuation of the acquired assets included (i) $2.1 million of cash, prepaid and other current assets, (ii) $7.7 million of inventory and accounts receivable, (iii) $4.4 million of fixed assets, (iv) $0.7 million of accounts payable and other current liabilities, (v) $39.7 million of finite-lived identifiable intangible assets, and (vi) $20.9 million of tax-deductible goodwill. Identifiable intangible assets included tradenames and customer relationships with useful lives of 25 years. The estimated fair value of the identifiable intangible assets were determined using an income-based approach, which includes market participant expectations of cash flows that an asset will generate over the remaining useful life discounted to present value using an appropriate discount rate. Net sales for Can-Filters included within the Hawthorne segment for the three and nine months ended June 30, 2018 were $2.7 million and $10.7 million, respectively.
FISCAL 2017
Agrolux
On May 26, 2017, the Company’s majority-owned subsidiary Gavita completed the acquisition of Agrolux for $21.8 million. Based in the Netherlands, Agrolux is a worldwide supplier of horticultural lighting. The purchase price included contingent consideration, a non-cash investing activity, with a maximum payout and estimated fair value of $5.2 million, which was paid during the third quarter of fiscal 2018. The valuation of the acquired assets included (i) $8.0 million of cash, prepaid and other current assets, (ii) $10.1 million of inventory and accounts receivable, (iii) $0.5 million of fixed assets, (iv) $8.6 million of accounts payable and other current liabilities, (v) $6.7 million of short term debt, (vi) $16.1 million of finite-lived identifiable intangible assets, (vii) $6.4 million of non-deductible goodwill, and (viii) $4.0 million of deferred tax liabilities. Identifiable intangible assets included tradenames and customer relationships with useful lives ranging between 10 and 20 years. The estimated fair values of the identifiable intangible assets were determined using an income-based approach, which includes market participant expectations of cash flows that an asset will generate over the remaining useful life discounted to present value using an appropriate discount rate. Net sales for Agrolux included within the Hawthorne segment for the three and nine months ended June 30, 2018 were $2.3 million and $28.3 million, respectively, as compared to $3.5 million for the three and nine months ended July 1, 2017.
Botanicare
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
Other
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

NOTE 4. INVESTMENT IN UNCONSOLIDATED AFFILIATES
As of June 30, 2018, the Company held a minority equity interest of approximately 30% in the TruGreen Joint Venture. In addition, the Company and TruGreen Holdings are parties to a limited liability company agreement (the “LLC Agreement”) governing the management of the TruGreen Joint Venture, as well as certain ancillary agreements including a transition services agreement. The LLC Agreement provides the Company with minority representation on the board of directors of the TruGreen Joint Venture. The Company’s interest had an initial fair value of $294.0 million and was previously accounted for using the equity method of accounting, with the Company’s proportionate share of the TruGreen Joint Venture earnings reflected in the Condensed Consolidated Statements of Operations. In the first quarter of fiscal 2018, the Company’s net investment and advances were reduced to a liability and the Company will no longer record its proportionate share of the TruGreen Joint Venture earnings until the Company’s net investment and advances are no longer a liability. The Company does not have any contractual obligations to fund losses of the TruGreen Joint Venture.
In connection with the closing of the transactions contemplated by the Contribution Agreement on April 13, 2016, the Company invested $18.0 million in second lien term loan financing to the TruGreen Joint Venture. The second lien term loan receivable had a carrying value of $18.1 million and $18.0 million at June 30, 2018 and July 1, 2017, respectively, and is recorded in the “Other assets” line in the Condensed Consolidated Balance Sheets. The Company was reimbursed $0.3 million and $0.8 million during the three and nine months ended June 30, 2018, respectively, and had accounts receivable of $0.7 million at June 30, 2018 for expenses incurred pursuant to a short-term transition services agreement and for payments on claims associated with insurance programs. The Company did not receive distributions from unconsolidated affiliates during the three and nine months ended June 30, 2018. The Company was reimbursed $1.3 million and $35.0 million during the three and nine months ended July 1, 2017, respectively, and had accounts receivable of $8.3 million at July 1, 2017 for expenses incurred pursuant to a short-term transition services agreement and an employee leasing agreement. The Company received distributions from unconsolidated affiliates intended to cover required tax payments of $1.4 million and $3.6 million during the three and nine months ended July 1, 2017, respectively. The Company also had an indemnification asset of $2.5 million and $6.6 million at June 30, 2018 and July 1, 2017, respectively, for future payments on claims associated with insurance programs. The Company has received cumulative distributions from the TruGreen Joint Venture in excess of its investment balance, which resulted in an amount recorded in the “Distributions in excess of investment in unconsolidated affiliate” line in the Condensed Consolidated Balance Sheets of $21.9 million at June 30, 2018. In accordance with the applicable accounting guidance, the Company reclassified the negative balance to the liability section of the Condensed Consolidated Balance Sheet.
During the fourth quarter of fiscal 2017, the Company made a $29.4 million investment in an unconsolidated subsidiary whose products support the professional U.S. industrial, turf and ornamental market (the “IT&O Joint Venture”). At June 30, 2018, the Company had an investment in line of credit financing to the IT&O Joint Venture of $5.0 million, which is recorded in the “Other assets” line in the Condensed Consolidated Balance Sheets. During the three and nine months ended June 30, 2018, respectively, the Company received repayments of $2.4 million and invested $5.0 million in this line of credit financing.
The following table presents summarized financial information of the Company’s unconsolidated affiliates:

	THREE MONTHS ENDED		NINE MONTHS ENDED
	JUNE 30, 2018	JULY 1, 2017	JUNE 30, 2018	JULY 1, 2017
	(In millions)
Revenue	$488.2	$471.6	$936.1	$878.5
Gross margin	195.2	180.1	279.6	250.9
Selling and administrative expenses	105.5	115.9	221.9	208.8
Amortization expense	19.5	7.9	41.9	49.8
Interest expense	19.2	18.5	54.7	52.0
Restructuring and other charges	0.8	13.6	12.7	40.2
Net income (loss)	$50.2	$24.2	$(51.6)	$(99.9)
Due to the seasonal nature of the lawn, tree and shrub care business, the TruGreen Joint Venture anticipates a net loss during the Company’s first and second fiscal quarters. Net income (loss) does not include income taxes, which are recognized and paid by the partners of the unconsolidated affiliates. The income taxes associated with the Company’s share of net income (loss) have been recorded in the “Income tax expense from continuing operations” line in the Condensed Consolidated Statements of Operations.
The Company recognized equity in (income) loss of unconsolidated affiliates of $(1.1) million and $(3.3) million for the three and nine months ended June 30, 2018, respectively, as compared to $(7.2) million and $30.1 million and for the three and nine months ended July 1, 2017, respectively. The Company’s share of restructuring and other charges incurred by the TruGreen

Joint Venture was $5.0 million and $16.7 million for the three and nine months ended July 1, 2017, respectively. For the three and nine months ended July 1, 2017, these charges included $1.1 million for transaction costs, $3.0 million and $10.9 million, respectively, for nonrecurring integration and separation costs and $0.9 million and $4.7 million, respectively, for a non-cash purchase accounting fair value write-down adjustment related to deferred revenue and advertising.
NOTE 5. IMPAIRMENT, RESTRUCTURING AND OTHER
Activity described herein is classified within the “Cost of sales—impairment, restructuring and other,” “Impairment, restructuring and other” and “Income (loss) from discontinued operations, net of tax” lines in the Condensed Consolidated Statements of Operations.
The following table details impairment, restructuring and other charges for each of the periods presented:

	THREE MONTHS ENDED		NINE MONTHS ENDED
	JUNE 30, 2018	JULY 1, 2017	JUNE 30, 2018	JULY 1, 2017
	(In millions)
Cost of sales—impairment, restructuring and other:
Restructuring and other charges	$5.2	$—	$5.2	$—
Property, plant and equipment impairments	5.9	—	5.9	—
Operating expenses:
Restructuring and other charges	1.8	0.4	11.9	1.3
Intangible asset impairments	17.5	—	17.5	—
Impairment, restructuring and other charges from continuing operations	$30.4	$0.4	$40.5	$1.3
Restructuring and other charges from discontinued operations	65.1	3.8	66.6	8.3
Total impairment, restructuring and other charges	$95.5	$4.2	$107.1	$9.6
The following table summarizes the activity related to liabilities associated with restructuring and other, excluding insurance reimbursement recoveries, during the nine months ended June 30, 2018 (in millions):

Amounts accrued for restructuring and other at September 30, 2017	$12.1
Restructuring and other charges from continuing operations	17.1
Restructuring and other charges from discontinued operations	66.6
Payments and other	(9.4)
Amounts accrued for restructuring and other at June 30, 2018	$86.4
Included in restructuring accruals, as of June 30, 2018, is $0.9 million that is classified as long-term. Payments against the long-term accruals will be incurred as the employees covered by the restructuring plan retire or through the passage of time. The remaining amounts accrued will continue to be paid out over the course of the next twelve months.
Project Catalyst
In connection with the acquisition of Sunlight Supply during the third quarter of fiscal 2018, the Company announced the launch of an initiative called Project Catalyst. Project Catalyst is a company-wide restructuring effort to reduce operating costs throughout the U.S. Consumer, Hawthorne and Other segments and drive synergies from recent acquisitions within Hawthorne. The Company recognized charges of $30.4 million related to Project Catalyst for the three and nine months ended June 30, 2018. During the three and nine months ended June 30, 2018, the Company’s Hawthorne segment executed facility closures and consolidations, terminated employees in duplicate roles, and recognized employee termination benefits of $0.4 million, impairment of property, plant and equipment of $2.4 million, and facility closure costs of $3.8 million in the “Cost of sales—impairment, restructuring and other” line in the Condensed Consolidated Statements of Operations. The Company’s U.S. Consumer segment, in connection with an announced facility closure, recognized employee termination benefits of $1.0 million and impairment of property, plant and equipment of $3.5 million during the three and nine months ended June 30, 2018 in the “Cost of sales—impairment, restructuring and other” line in the Condensed Consolidated Statements of Operations. The Company’s Hawthorne segment also recognized a non-cash impairment charge of $17.5 million related to the write-off of previously acquired customer relationship intangible assets due to the acquisition of Sunlight Supply, and employee termination benefits of $1.8 million during the three and nine months ended June 30, 2018 in the “Impairment, restructuring and other” line in the Condensed Consolidated Statements of Operations. Costs incurred to date since the inception of Project Catalyst are $25.9 million for the Hawthorne segment and $4.5 million for the U.S. Consumer segment.

Project Focus
In the first quarter of fiscal 2016, the Company announced a series of initiatives called Project Focus designed to maximize the value of its non-core assets and focus on emerging categories of the lawn and garden industry in its core U.S. business. During the three and nine months ended June 30, 2018, the Company’s U.S. Consumer segment recognized adjustments of zero and $0.1 million, respectively, related to previously recognized termination benefits associated with Project Focus in the “Impairment, restructuring and other” line in the Condensed Consolidated Statements of Operations. During the three and nine months ended July 1, 2017, the Company’s U.S. Consumer segment recognized charges of $0.4 million and $1.3 million, respectively, related to termination benefits associated with Project Focus in the “Impairment, restructuring and other” line in the Condensed Consolidated Statements of Operations. Costs incurred to date since the inception of the current Project Focus initiatives are $9.9 million for the U.S. Consumer segment, $1.0 million for the Hawthorne segment and $1.2 million for the Other segment, related to transaction activity, termination benefits and facility closure costs.
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
On August 31, 2017, the Company completed the sale of the International Business. As a result, effective in its fourth quarter of fiscal 2017, the Company classified its results of operations for all periods presented to reflect the International Business as a discontinued operation and classified the assets and liabilities of the International Business as held for sale. Refer to “NOTE 2. DISCONTINUED OPERATIONS” for more information. During the three and nine months ended June 30, 2018, the Company recognized $0.1 million and $1.6 million, respectively, as compared to $3.7 million and $7.6 million for the three and nine months ended July 1, 2017, respectively, in transaction related costs associated with the sale of the International Business in the “Income (loss) from discontinued operations, net of tax” line in the Condensed Consolidated Statements of Operations.
Other
The Company recognized a pre-tax charge of $65.0 million for a probable loss related to the previously disclosed legal matter In re Morning Song Bird Food Litigation for the three and nine months ended June 30, 2018 in the “Income (loss) from discontinued operations, net of tax” line in the Condensed Consolidated Statements of Operations. Refer to “NOTE 2. DISCONTINUED OPERATIONS” and “NOTE 12. CONTINGENCIES” for more information.
During the second quarter of fiscal 2018, the Company recognized a charge of $10.2 million for a probable loss on a previously disclosed legal matter in the “Impairment, restructuring and other” line in the Condensed Consolidated Statements of Operations. Refer to “NOTE 12. CONTINGENCIES” for more information.
NOTE 6. INVENTORIES
Inventories consisted of the following for each of the periods presented:

	JUNE 30, 2018	JULY 1, 2017	SEPTEMBER 30, 2017
	(In millions)
Finished goods	$327.5	$243.1	$210.6
Work-in-process	53.4	45.1	57.6
Raw materials	119.6	125.0	139.3
Total inventories	$500.5	$413.2	$407.5
Adjustments to reflect inventories at net realizable values were $12.6 million at June 30, 2018, $10.3 million at July 1, 2017 and $10.5 million at September 30, 2017.
NOTE 7. MARKETING AGREEMENT
The Scotts Company LLC (“Scotts LLC”) is the exclusive agent of Monsanto for the marketing and distribution of consumer Roundup® non-selective weedkiller products in the consumer lawn and garden market in certain countries pursuant to an Amended and Restated Exclusive Agency and Marketing Agreement (the “Original Marketing Agreement”). In consideration for the rights granted to the Company under the Original Marketing Agreement in 1998, the Company paid a marketing fee of $32.0 million to Monsanto. The Company deferred this amount on the basis that the payment will provide a future benefit through commissions that will be earned under the Marketing Agreement. The economic useful life over which the marketing fee is being amortized is 20 years, with a remaining unamortized amount of $0.2 million and remaining amortization period of less than one year. On May

15, 2015, the Company and Monsanto entered into an Amendment to the Original Marketing Agreement (the “Marketing Agreement Amendment”), a Lawn and Garden Brand Extension Agreement (the “Brand Extension Agreement”) and a Commercialization and Technology Agreement (the “Commercialization and Technology Agreement”). In consideration for these agreements, the Company paid $300.0 million to Monsanto and recorded this amount as intangible assets for which the related economic useful life is indefinite.
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
Under the terms of the Restated Marketing Agreement, the Company is entitled to receive an annual commission from Monsanto as consideration for the performance of the Company’s duties as agent. The annual commission payable under the Restated Marketing Agreement is equal to (1) 50% of the actual earnings before interest and income taxes of the consumer Roundup® business in the markets covered by the Restated Marketing Agreement for program years 2017 and 2018 and (2) 50% of the actual earnings before interest and income taxes of the consumer Roundup® business in the markets covered by the Restated Marketing Agreement in excess of $40.0 million for program years 2019 and thereafter. The Restated Marketing Agreement also requires the Company to make annual payments of $18.0 million to Monsanto as a contribution against the overall expenses of the consumer Roundup® business. Unless Monsanto terminates the Restated Marketing Agreement due to an event of default by the Company, the Restated Marketing Agreement requires a termination fee payable to the Company equal to the greater of (1) $175.0 million or (2) four times (A) the average of the program earnings before interest and income taxes for the three trailing program years prior to the year of termination, minus (B) $186.4 million. The term of the Restated Marketing Agreement will continue indefinitely for all included markets unless and until otherwise terminated in accordance therewith.
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

	THREE MONTHS ENDED		NINE MONTHS ENDED
	JUNE 30, 2018	JULY 1, 2017	JUNE 30, 2018	JULY 1, 2017
	(In millions)
Gross commission	$36.1	$35.8	$70.7	$78.1
Contribution expenses	(4.5)	(4.5)	(13.5)	(13.5)
Amortization of marketing fee	(0.2)	(0.2)	(0.6)	(0.6)
Net commission	31.4	31.1	56.6	64.0
Reimbursements associated with Marketing Agreement	12.5	14.8	45.0	48.4
Total net sales associated with Marketing Agreement	$43.9	$45.9	$101.6	$112.4

NOTE 8. DEBT
The components of debt are as follows:

	JUNE 30, 2018	JULY 1, 2017	SEPTEMBER 30, 2017
	(In millions)
Credit Facilities:
Revolving loans	$1,084.5	$464.8	$300.5
Term loans	262.5	277.5	273.8
Senior Notes – 5.250%	250.0	250.0	250.0
Senior Notes – 6.000%	400.0	400.0	400.0
Receivables facility	285.0	250.0	80.0
Other	15.5	66.5	105.4
Total debt	2,297.5	1,708.8	1,409.7
Less current portions	314.5	289.1	143.1
Less unamortized debt issuance costs	7.6	8.9	8.6
Long-term debt	$1,975.4	$1,410.8	$1,258.0
Credit Facilities
On October 29, 2015, the Company entered into the fourth amended and restated credit agreement (the “former credit agreement”), which provided the Company and certain of its subsidiaries with five-year senior secured loan facilities in the aggregate principal amount of $1.9 billion that were comprised of a revolving credit facility of $1.6 billion and a term loan in the original principal amount of $300.0 million (the “former credit facilities”). The former credit agreement also provided the Company with the right to seek additional committed credit under the agreement in an aggregate amount of up to $500.0 million plus an unlimited additional amount, subject to certain specified financial and other conditions. Under the former credit agreement, the Company had the ability to obtain letters of credit up to $100.0 million. Borrowings under the former credit facilities could be made in various currencies, including U.S. dollars, euro, British pounds, Australian dollars and Canadian dollars. The terms of the former credit agreement included customary representations and warranties, affirmative and negative covenants, financial covenants and events of default.
Under the terms of the former credit agreement, loans bore interest, at the Company’s election, at a rate per annum equal to either the ABR or Adjusted LIBO Rate (both as defined in the former credit agreement) plus the applicable margin. The former credit facilities were guaranteed by substantially all of the Company’s domestic subsidiaries, and were secured by (i) a perfected first priority security interest in all of the accounts receivable, inventory and equipment of the Company and the Company’s domestic subsidiaries that are guarantors and (ii) the pledge of all of the capital stock of the Company’s domestic subsidiaries that are guarantors.

At June 30, 2018, the Company had letters of credit outstanding in the aggregate principal amount of $22.2 million, and $493.3 million of availability under the former credit agreement. The weighted average interest rates on average borrowings under the former credit agreement were 4.0% and 3.8% for the nine months ended June 30, 2018 and July 1, 2017, respectively.
On July 5, 2018, the Company entered into a fifth amended and restated credit agreement (the “Fifth A&R Credit Agreement”), providing the Company and certain of its subsidiaries with five-year senior secured loan facilities in the aggregate principal amount of $2.3 billion, comprised of a revolving credit facility of $1.5 billion and a term loan in the original principal amount of $800.0 million (the “Fifth A&R Credit Facilities”). The Fifth A&R Credit Agreement also provides the Company with the right to seek additional committed credit under the agreement in an aggregate amount of up to $500.0 million plus an unlimited additional amount, subject to certain specified financial and other conditions. The Fifth A&R Credit Agreement replaces the former credit agreement, and will terminate on July 5, 2023. The revolving credit facility will be available for issuance of letters of credit up to $75.0 million. Borrowings under the Fifth A&R Credit Facilities may be made in various currencies, including U.S. dollars, euro, British pounds and Canadian dollars. The terms of the Fifth A&R Credit Agreement include customary representations and warranties, customary affirmative and negative covenants, customary financial covenants, and customary events of default. The proceeds of borrowings under the Fifth A&R Credit Facilities may be used: (i) to finance working capital requirements and other general corporate purposes of the Company and its subsidiaries; and (ii) to refinance the amounts outstanding under the former credit agreement. The former credit agreement would have terminated on October 29, 2020, if it had not been amended and restated pursuant to the Fifth A&R Credit Agreement. As of June 30, 2018, the Company classified borrowings under the former credit facilities as long-term debt on the Condensed Consolidated Balance Sheet.
Under the terms of the Fifth A&R Credit Agreement, loans made under the Fifth A&R Credit Facilities bear interest, at the Company’s election, at a rate per annum equal to either (i) the Alternate Base Rate plus the Applicable Spread (each, as defined in the Fifth A&R Credit Agreement) or (ii) the Adjusted LIBO Rate for the Interest Period in effect for such borrowing plus the Applicable Spread (all as defined in the Fifth A&R Credit Agreement). Swingline Loans bear interest at the applicable Swingline Rate set forth in the Fifth A&R Credit Agreement. The Fifth A&R Credit Facilities are guaranteed by and among the Company and certain of its domestic subsidiaries. The Fifth A&R Credit Agreement is secured by (i) a perfected first priority security interest in all of the accounts receivable, inventory and equipment of the Company and certain of the Company’s domestic subsidiaries and (ii) the pledge of all of the capital stock of certain of the Company’s domestic subsidiaries and a portion of the capital stock of certain of the Company’s foreign subsidiaries. The collateral does not include any of the Company’s or the Company’s subsidiaries’ intellectual property.
The Fifth A&R Credit Agreement contains, among other obligations, an affirmative covenant regarding the Company’s leverage ratio on the last day of each quarter ending on and after June 30, 2018 calculated as average total indebtedness, divided by the Company’s earnings before interest, taxes, depreciation and amortization (“EBITDA”), as adjusted pursuant to the terms of the Fifth A&R Credit Agreement (“Adjusted EBITDA”). The maximum leverage ratio is: (i) 5.25 for the quarter ending June 30, 2018 through the second quarter of fiscal 2019, (ii) 5.00 for the third quarter of fiscal 2019 through the first quarter of fiscal 2020, (iii) 4.75 for the second quarter of fiscal 2020 through the fourth quarter of fiscal 2020 and (iv) 4.50 for the first quarter of fiscal 2021 and thereafter. The Company’s leverage ratio was 3.96 at June 30, 2018. The Fifth A&R Credit Agreement also contains an affirmative covenant regarding the Company’s interest coverage ratio determined as of the end of each of its fiscal quarters ending on and after June 30, 2018. The interest coverage ratio is calculated as Adjusted EBITDA divided by interest expense, as described in the Fifth A&R Credit Agreement, and excludes costs related to refinancings. The minimum interest coverage ratio was 3.00 for the twelve months ended June 30, 2018. The Company’s interest coverage ratio was 5.81 for the twelve months ended June 30, 2018. The Fifth A&R Credit Agreement allows the Company to make unlimited restricted payments (as defined in the Fifth A&R Credit Agreement), including increased or one-time dividend payments and Common Share repurchases, as long as the leverage ratio resulting from the making of such restricted payments is 4.00 or less. Otherwise the Company may only make restricted payments in an aggregate amount for each fiscal year not to exceed the amount set forth in the Fifth A&R Credit Agreement for such fiscal year ($200.0 million for fiscal 2018 and fiscal 2019 and $225.0 million for fiscal 2020 and thereafter).
Senior Notes - 5.250%
On December 15, 2016, Scotts Miracle-Gro issued $250.0 million aggregate principal amount of 5.250% senior notes due 2026 (the “5.250% Senior Notes”). The net proceeds of the offering were used to repay outstanding borrowings under the former credit facilities. The 5.250% Senior Notes represent general unsecured senior obligations and rank equal in right of payment with the Company’s existing and future unsecured senior debt. The 5.250% Senior Notes have interest payment dates of June 15 and December 15 of each year. The 5.250% Senior Notes may be redeemed, in whole or in part, on or after December 15, 2021 at applicable redemption premiums. The 5.250% Senior Notes contain customary covenants and events of default and mature on December 15, 2026. Substantially all of Scotts Miracle-Gro’s domestic subsidiaries serve as guarantors of the 5.250% Senior Notes.

Senior Notes - 6.000%
On October 13, 2015, Scotts Miracle-Gro issued $400.0 million aggregate principal amount of 6.000% senior notes due 2023 (the “6.000% Senior Notes”). The net proceeds of the offering were used to repay outstanding borrowings under a prior credit agreement. The 6.000% Senior Notes represent general unsecured senior obligations and rank equal in right of payment with the Company’s existing and future unsecured senior debt. The 6.000% Senior Notes have interest payment dates of April 15 and October 15 of each year. The 6.000% Senior Notes may be redeemed, in whole or in part, on or after October 15, 2018 at applicable redemption premiums. The 6.000% Senior Notes contain customary covenants and events of default and mature on October 15, 2023. Substantially all of Scotts Miracle-Gro’s domestic subsidiaries serve as guarantors of the 6.000% Senior Notes.
Receivables Facility
On September 25, 2015, the Company entered into an amended and restated master accounts receivable purchase agreement (the “MARP Agreement”). The MARP Agreement provided for the discretionary sale by the Company, and the discretionary purchase by the participating banks, on a revolving basis, of accounts receivable generated by sales to three specified debtors in an aggregate amount not to exceed $400.0 million. The MARP Agreement terminated effective October 14, 2016 in accordance with its terms upon the Company’s repayment of its outstanding obligations thereunder using $133.5 million borrowed under the former credit agreement.
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
The Company accounts for the sale of receivables under the Receivables Facility as short-term debt and continues to carry the receivables on its Condensed Consolidated Balance Sheet, primarily as a result of the Company’s requirement to repurchase receivables sold. There were $285.0 million in borrowings on receivables pledged as collateral under the Receivables Facility as of June 30, 2018. The carrying value of the receivables pledged as collateral was $316.7 million as of June 30, 2018. As of June 30, 2018, there was $0.7 million of availability under the Receivables Facility.
Other
In connection with the acquisition of a controlling interest in Gavita during fiscal 2016, the Company recorded a loan to the noncontrolling ownership group of Gavita. On October 2, 2017, the Company’s Hawthorne segment acquired the remaining 25% noncontrolling interest in Gavita, which included extinguishment of the loan to the noncontrolling ownership group of Gavita with a fair value and carrying value of $55.6 million. The fair value of the loan was $40.5 million and $55.6 million at July 1, 2017 and September 30, 2017, respectively.
Interest Rate Swap Agreements
The Company has outstanding interest rate swap agreements with major financial institutions that effectively convert a portion of the Company’s variable-rate debt to a fixed rate. The swap agreements had a maximum total U.S. dollar equivalent notional amount of $1,000.0 million at June 30, 2018, $1,150.0 million at July 1, 2017 and $1,100.0 million at September 30, 2017, respectively. Interest payments made between the effective date and expiration date are hedged by the swap agreements, except as noted below.

The notional amount, effective date, expiration date and rate of each of these swap agreements outstanding at June 30, 2018 are shown in the table below:

Notional Amount (in millions)		Effective Date (a)	Expiration Date	Fixed Rate
$200	(b)	11/7/2016	8/7/2018	0.84%
150	(c)	2/7/2017	5/7/2019	2.12%
50	(c)	2/7/2017	5/7/2019	2.25%
50		2/28/2018	5/28/2019	2.01%
200	(d)	12/20/2016	6/20/2019	2.12%
250	(b)	1/8/2018	6/8/2020	2.09%
100		6/20/2018	10/20/2020	2.15%

(a)	The effective date refers to the date on which interest payments were first hedged by the applicable swap agreement.

(b)	Notional amount adjusts in accordance with a specified seasonal schedule. This represents the maximum notional amount at any point in time.

(c)	Interest payments made during the three-month period of each year that begins with the month and day of the effective date are hedged by the swap agreement.

(d)	Interest payments made during the six-month period of each year that begins with the month and day of the effective date are hedged by the swap agreement.
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
5.250% Senior Notes
The fair value of the 5.250% Senior Notes was determined based on the trading of the 5.250% Senior Notes in the open market. The difference between the carrying value and the fair value of the 5.250% Senior Notes represents the premium or discount on that date. Based on the trading value on or around June 30, 2018, the fair value of the 5.250% Senior Notes was approximately $239.1 million. The fair value measurement for the 5.250% Senior Notes was classified in Level 1 of the fair value hierarchy.
6.000% Senior Notes
The fair value of the 6.000% Senior Notes was determined based on the trading of the 6.000% Senior Notes in the open market. The difference between the carrying value and the fair value of the 6.000% Senior Notes represents the premium or discount on that date. Based on the trading value on or around June 30, 2018, the fair value of the 6.000% Senior Notes was approximately $413.5 million. The fair value measurement for the 6.000% Senior Notes was classified in Level 1 of the fair value hierarchy.
Accounts Receivable Pledged
The interest rate on the short-term debt associated with accounts receivable pledged under the Receivables Facility fluctuated with the applicable LIBOR and thus the carrying value is a reasonable estimate of fair value. The fair value measurement for the Receivables Facility was classified in Level 2 of the fair value hierarchy.
Weighted Average Interest Rate
The weighted average interest rates on the Company’s debt were 4.3% and 4.4% for the nine months ended June 30, 2018 and July 1, 2017, respectively.

NOTE 9. RETIREMENT AND RETIREE MEDICAL PLANS
The following summarizes the components of net periodic benefit (income) cost for the retirement and retiree medical plans sponsored by the Company:

	THREE MONTHS ENDED
	JUNE 30, 2018			JULY 1, 2017
	U.S. Pension	International Pension	U.S. Medical	U.S. Pension	International Pension	U.S. Medical
	(In millions)
Service cost	$—	$0.2	$0.1	$—	$0.2	$—
Interest cost	0.8	1.0	0.2	0.7	0.9	0.2
Expected return on plan assets	(1.2)	(2.0)	—	(1.2)	(2.0)	—
Net amortization	0.3	0.3	(0.3)	0.4	0.5	(0.1)
Net periodic benefit (income) cost	$(0.1)	$(0.5)	$—	$(0.1)	$(0.4)	$0.1

	NINE MONTHS ENDED
	JUNE 30, 2018			JULY 1, 2017
	U.S. Pension	International Pension	U.S. Medical	U.S. Pension	International Pension	U.S. Medical
	(In millions)
Service cost	$—	$0.7	$0.3	$—	$0.6	$0.2
Interest cost	2.3	3.1	0.5	2.1	2.8	0.5
Expected return on plan assets	(3.5)	(6.1)	—	(3.6)	(5.9)	—
Net amortization	1.1	0.9	(0.8)	1.2	1.4	(0.5)
Net periodic benefit (income) cost	$(0.1)	$(1.4)	$—	$(0.3)	$(1.1)	$0.2

NOTE 10. EQUITY
The following table provides a summary of the changes in total equity, equity attributable to controlling interest, and equity attributable to noncontrolling interests for the nine months ended June 30, 2018 and July 1, 2017 (in millions):

	Common Shares and Capital in Excess of Stated Value	Retained Earnings	Treasury Shares	Accumulated Other Comprehensive Loss	Total Equity - Controlling Interest	Non-controlling Interest	Total Equity
Balance at September 30, 2016	$401.7	$881.8	$(451.4)	$(116.9)	$715.2	$19.1	$734.3
Net income (loss)	—	251.8	—	—	251.8	0.5	252.3
Other comprehensive income (loss)	—	—	—	8.6	8.6	0.1	8.7
Share-based compensation	25.2	—	—	—	25.2	—	25.2
Dividends declared ($1.500 per share)	—	(90.5)	—	—	(90.5)	—	(90.5)
Treasury share purchases	—	—	(184.3)	—	(184.3)	—	(184.3)
Treasury share issuances	(20.2)	—	25.6	—	5.4	—	5.4
Adjustment to noncontrolling interest due to ownership change	(1.0)	—	—	—	(1.0)	1.0	—
Distribution declared by AeroGrow	—	—	—	—	—	(8.1)	(8.1)
Balance at July 1, 2017	$405.7	$1,043.1	$(610.1)	$(108.3)	$730.4	$12.6	$743.0

Balance at September 30, 2017	$407.6	$978.2	$(667.8)	$(69.2)	$648.8	$12.9	$661.7
Net income (loss)	—	210.7	—	—	210.7	(0.1)	210.6
Other comprehensive income (loss)	—	—	—	14.2	14.2	—	14.2
Share-based compensation	30.0	—	—	—	30.0	—	30.0
Dividends declared ($1.590 per share)	—	(91.4)	—	—	(91.4)	—	(91.4)
Treasury share purchases	—	—	(313.3)	—	(313.3)	—	(313.3)
Treasury share issuances	(20.5)	—	53.6	—	33.1	—	33.1
Acquisition of remaining noncontrolling interest in Gavita	(5.7)	—	—	—	(5.7)	(7.9)	(13.6)
Balance at June 30, 2018	$411.4	$1,097.5	$(927.5)	$(55.0)	$526.4	$4.9	$531.3
Accumulated Other Comprehensive Loss
During the second quarter of fiscal 2018, the Company repatriated cash from a foreign subsidiary resulting in the liquidation of substantially all of the assets of the subsidiary and the write-off of accumulated foreign currency translation loss adjustments of $11.7 million within the “Other non-operating (income) expense, net” line in the Condensed Consolidated Statements of Operations.
Share Repurchases
In August 2014, the Scotts Miracle-Gro Board of Directors authorized the repurchase of up to $500.0 million of Common Shares over a five-year period (effective November 1, 2014 through September 30, 2019). On August 3, 2016, Scotts Miracle-Gro announced that its Board of Directors authorized a $500.0 million increase to the share repurchase authorization ending on September 30, 2019. The amended authorization allows for repurchases of Common Shares of up to $1.0 billion through September 30, 2019. The authorization provides the Company with flexibility to purchase Common Shares from time to time in open market purchases or through privately negotiated transactions. All or part of the repurchases may be made under Rule 10b5-1 plans, which the Company may enter into from time to time and which enable the repurchases to occur on a more regular basis, or pursuant to accelerated share repurchases. The share repurchase authorization, which expires September 30, 2019, may be suspended or discontinued at any time, and there can be no guarantee as to the timing or amount of any repurchases. During the three and nine months ended June 30, 2018, Scotts Miracle-Gro repurchased 0.6 million and 3.3 million Common Shares for $53.5 million and $310.3 million, respectively. From the inception of this share repurchase program in the fourth quarter of fiscal 2014 through June 30, 2018, Scotts Miracle-Gro repurchased approximately 8.1 million Common Shares for $701.8 million.

Acquisition of Sunlight Supply
On June 4, 2018, Scotts Miracle-Gro issued 0.3 million Common Shares, which represented a carrying value of $20.7 million, out of its treasury shares for payment of a portion of the purchase price for the acquisition of Sunlight Supply.
Gavita
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
On October 30, 2017, the Company issued 0.2 million upfront performance-based award units, covering a four-year performance period, with an estimated fair value of $20.2 million on the date of grant to certain Hawthorne segment employees as part of its Project Focus initiative. These awards vest after approximately four years subject to the achievement of specific performance goals aligned with the strategic objectives of the Company’s Project Focus initiatives. Based on the extent to which the performance goals are achieved, vested shares may range from 50 to 250 percent of the target award amount. The performance goals are based on cumulative Hawthorne non-GAAP adjusted earnings. These performance-based award units accrue cash dividend equivalents that are payable upon vesting of the awards.
The following is a summary of the share-based awards granted during each of the periods indicated:

	NINE MONTHS ENDED
	JUNE 30, 2018	JULY 1, 2017
Employees
Restricted stock units	187,779	109,661
Performance units	246,430	487,809
Board of Directors
Deferred stock units	23,558	23,853
Total share-based awards	457,767	621,323

Aggregate fair value at grant dates (in millions)	$42.4	$57.7

Total share-based compensation was as follows for each of the periods indicated:

	THREE MONTHS ENDED		NINE MONTHS ENDED
	JUNE 30, 2018	JULY 1, 2017	JUNE 30, 2018	JULY 1, 2017
	(In millions)
Share-based compensation	$14.4	$5.4	$30.0	$20.5
Tax benefit recognized	4.1	2.1	7.7	7.8
Stock Options
Aggregate stock option activity was as follows:

	No. of Options	Wtd. Avg. Exercise Price
Awards outstanding at September 30, 2017	1,517,310	$53.05
Granted	—	—
Exercised	(290,437)	29.24
Forfeited	(4,303)	58.57
Awards outstanding at June 30, 2018	1,222,570	58.69
Exercisable	808,657	$53.57
At June 30, 2018, the total pre-tax compensation cost, net of estimated forfeitures, related to nonvested stock options not yet recognized was $0.4 million, which is expected to be recognized over a weighted-average period of 0.6 years. The intrinsic value of stock options exercised for the nine months ended June 30, 2018 was $17.1 million. At June 30, 2018, the Company expects 0.4 million of the remaining unexercisable stock options (after forfeitures), with a weighted-average exercise price of $68.68, intrinsic value of $5.9 million and average remaining term of 7.6 years, to vest in the future. The following summarizes certain information pertaining to stock option awards outstanding and exercisable at June 30, 2018 (options in millions):

	Awards Outstanding			Awards Exercisable
Range of Exercise Price	No. of Options	Wtd. Avg. Remaining Life	Wtd. Avg. Exercise Price	No. of Options	Wtd. Avg. Remaining Life	Wtd. Avg. Exercise Price
$38.81 – $49.19	0.4	2.68	$45.22	0.4	2.68	$45.22
$63.43 – $68.68	0.8	7.12	66.25	0.4	6.59	63.53
	1.2	5.52	$58.69	0.8	4.47	$53.57

The intrinsic values of the stock option awards outstanding and exercisable at June 30, 2018 were as follows (in millions):

Outstanding	$29.9
Exercisable	23.9
Restricted share-based awards
Restricted share-based award activity (including restricted stock units and deferred stock units) was as follows:

	No. of Units	Wtd. Avg. Grant Date Fair Value per Unit
Awards outstanding at September 30, 2017	291,519	$81.15
Granted	211,337	87.67
Vested	(92,851)	67.63
Forfeited	(729)	68.68
Awards outstanding at June 30, 2018	409,276	$87.60

At June 30, 2018, the total pre-tax compensation cost, net of estimated forfeitures, related to nonvested restricted share units not yet recognized was $13.0 million, which is expected to be recognized over a weighted-average period of 2.2 years.

Performance-based awards
Performance-based award activity was as follows (based on target award amounts):

	No. of Units	Wtd. Avg. Grant Date Fair Value per Unit
Awards outstanding at September 30, 2017	596,933	$88.01
Granted	246,430	97.04
Vested	(53,644)	63.43
Forfeited	(3,037)	98.81
Awards outstanding at June 30, 2018	786,682	$92.47
At June 30, 2018, the total pre-tax compensation cost, net of estimated forfeitures, related to nonvested performance-based units not yet recognized was $30.6 million, which is expected to be recognized over a weighted-average period of 3.0 years.
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
The effective tax rates related to continuing operations for the nine months ended June 30, 2018 and July 1, 2017 were 8.3% and 35.1%, respectively. The effective tax rate used for interim reporting purposes is based on management’s best estimate of factors impacting the effective tax rate for the full fiscal year and includes the impact of discrete items recognized in the quarter. There can be no assurance that the effective tax rate estimated for interim financial reporting purposes will approximate the effective tax rate determined at fiscal year end.
At September 30, 2017, the Company had a net deferred tax liability of $157.5 million. Under GAAP, the Company uses the asset and liability method of accounting for income taxes. Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The Company’s net deferred tax liability of $157.5 million was determined based on the current enacted federal tax rate of 35% prior to the passage of the Act. As a result of the reduction in the corporate income tax rate from 35% to 21% under the Act, the Company estimates the value of its net deferred tax liability has been reduced by $45.9 million, which has been recorded in the “Income tax expense from continuing operations” line in the Condensed Consolidated Statement of Operations for the three and nine months ended June 30, 2018. The Company’s actual write-down may vary from the current estimate due to a number of uncertainties and factors, including the completion of the Company’s consolidated financial statements as of and for the year ending September 30, 2018, and further clarifications of the Act which cannot be anticipated at this time. In accordance with SAB 118, any necessary measurement adjustments will be recorded and disclosed within one year from the enactment date within the period the adjustments are determined.
The Act also provides for a one-time transition tax on “deemed repatriation” of accumulated foreign earnings for the year ended September 30, 2018. The Company estimates U.S. federal tax on the deemed repatriation of $14.0 million. However, after the application of $10.7 million of foreign tax credits generated from the repatriation, plus utilization of $3.8 million of foreign tax credit carryovers previously reserved under a full valuation allowance, partially offset by other reserve needs, no cash payment is expected to be due. Additionally, state tax expense is expected to increase by $0.1 million as a result of the deemed repatriation in the current fiscal year. These amounts have been recorded in the “Income tax expense from continuing operations” line in the Condensed Consolidated Statement of Operations for the three and nine months ended June 30, 2018. While the Company believes this is a reasonable estimate of the effects of the transition tax, it is subject to further analysis which cannot be completed until after the end of the fiscal year. The additional information and analysis may cause the actual liability to differ from the current estimate. In accordance with SAB 118, any necessary measurement adjustments will be recorded and disclosed within one year from the enactment date within the period the adjustments are determined. During the second quarter of fiscal 2018, the Company repatriated cash from a foreign subsidiary resulting in the liquidation of substantially all of the assets of the subsidiary and the write-off of accumulated foreign currency translation loss adjustments of $11.7 million within the “Other non-operating (income) expense, net” line in the Condensed Consolidated Statements of Operations.
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
The Company reduced the value of deferred tax liabilities associated with the write-off of previously acquired customer relationship intangible assets by $7.3 million, which was recognized in the “Income tax expense from continuing operations” line in the Condensed Consolidated Statement of Operations for the three and nine months ended June 30, 2018.
Scotts Miracle-Gro or one of its subsidiaries files income tax returns in the U.S. federal jurisdiction and various state, local and foreign jurisdictions. Subject to the following exceptions, the Company is no longer subject to examination by these tax authorities for fiscal years prior to 2015. The Company is currently under examination by certain U.S. state and local tax authorities. The tax periods under examination are limited to fiscal years 2012 through 2016. In addition to the aforementioned audits, certain other tax deficiency notices and refund claims for previous years remain unresolved.
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
Regulatory Matters
At June 30, 2018, $4.4 million was accrued in the “Other liabilities” line in the Condensed Consolidated Balance Sheets for environmental actions, the majority of which are for site remediation. The amounts accrued are believed to be adequate to cover such known environmental exposures based on current facts and estimates of likely outcomes. Although it is reasonably possible that the costs to resolve such known environmental exposures will exceed the amounts accrued, any variation from accrued amounts is not expected to be material.

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
In connection with the sale of wild bird food products that were the subject of a voluntary recall in 2008, the Company, along with its Chief Executive Officer, have been named as defendants in four actions filed on and after June 27, 2012, which have been consolidated, and, on March 31, 2017, certified as a class action in the United States District Court for the Southern District of California as In re Morning Song Bird Food Litigation, Lead Case No. 3:12-cv-01592-JAH-AGS. The plaintiffs allege various statutory and common law claims associated with the Company’s sale of wild bird food products and a plea agreement entered into in previously pending government proceedings associated with such sales. The plaintiffs allege, among other things, a class action on behalf of all persons and entities in the United States who purchased certain bird food products. The plaintiffs assert: (i) hundreds of millions of dollars in monetary damages (actual, compensatory, consequential, and restitution); (ii) punitive and treble damages; (iii) injunctive and declaratory relief; (iv) pre-judgment and post-judgment interest; and (v) costs and attorneys’ fees. The Company and its Chief Executive Officer dispute the plaintiffs’ assertions and intend to vigorously defend the consolidated action. As a result of recent developments, the Company recognized a pre-tax charge of $65.0 million for a probable loss related to this matter for the three and nine months ended June 30, 2018 in the “Income (loss) from discontinued operations, net of tax” line in the Condensed Consolidated Statements of Operations. There can be no assurance that future developments with respect to this action, whether as a result of an adverse outcome or as a result of significant defense costs, will not have a material adverse effect on the Company’s financial condition, results of operations or cash flows.
The Company has been named as a defendant in In re Scotts EZ Seed Litigation, Case No. 12-cv-4727 (VB), a New York and California class action lawsuit filed August 9, 2012 in the United States District Court for the Southern District of New York that asserts claims under false advertising and other legal theories based on a marketing statement on the Company’s EZ Seed grass seed product from 2009 to 2012. The plaintiffs seek, on behalf of themselves and purported class members, various forms of monetary and non-monetary relief, including statutory damages that they contend could amount to hundreds of millions of dollars. The Company has defended the action vigorously, and disputes the plaintiffs’ claims and theories, including the recoverability of statutory damages. In 2017, the Court eliminated certain claims, narrowed the case in certain respects, and permitted the case to continue proceeding as a class action. On August 7, 2017, the Court requested briefs on the Company’s request for interlocutory review of issues relating to the recoverability of statutory damages in a class action by the United States Court of Appeals for the Second Circuit and, on August 31, 2017, approved that request. On January 8, 2018, however, the Second Circuit denied the interlocutory appeal request. The parties engaged in mediation on April 9, 2018 and agreed in principle to a preliminary settlement of the outstanding claims on April 10, 2018. The preliminary settlement would require the Company to pay certain attorneys’ and administrative fees and provide certain payments to the class members. The preliminary settlement will not be finalized until after the court approves the settlement and a claims process determines the payments to be provided to the class members. During the second quarter of fiscal 2018, the Company recognized a charge of $10.2 million for a probable loss related to this matter within the “Impairment, restructuring and other” line in the Condensed Consolidated Statements of Operations. The resolution of the claims process may result in additional losses in excess of the amount accrued, however, the Company does not believe a reasonably possible loss in excess of the amount accrued would be material to, nor have a material adverse effect on, the Company’s financial condition, results of operations or cash flows.
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
Exchange Rate Risk Management
The Company uses currency forward contracts to manage the exchange rate risk associated with intercompany loans with foreign subsidiaries that are denominated in local currencies. At June 30, 2018, the notional amount of outstanding currency forward contracts was $244.0 million, with a fair value of $0.7 million. At July 1, 2017, the notional amount of outstanding currency forward contracts was $266.2 million, with a negative fair value of $2.1 million. At September 30, 2017, the notional amount of outstanding currency forward contracts was $268.3 million, with a fair value of $1.8 million. The fair value of currency forward contracts is determined using forward rates in commonly quoted intervals for the full term of the contracts. The outstanding contracts will mature over the next fiscal quarter.
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
The Company has outstanding interest rate swap agreements with major financial institutions that effectively convert a portion of the Company’s variable-rate debt to a fixed rate. The swap agreements had a maximum total U.S. dollar equivalent notional amount of $1,000.0 million at June 30, 2018, $1,150.0 million at July 1, 2017 and $1,100.0 million at September 30, 2017. Refer to “NOTE 8. DEBT” for the terms of the swap agreements outstanding at June 30, 2018. Included in the AOCI balance at June 30, 2018 was a gain of $1.3 million related to interest rate swap agreements that is expected to be reclassified to earnings during the next twelve months, consistent with the timing of the underlying hedged transactions.
Commodity Price Risk Management
The Company enters into hedging arrangements designed to fix the price of a portion of its projected future urea requirements. The contracts are designated as hedges of the Company’s exposure to future cash flow fluctuations associated with the cost of urea. The objective of the hedges is to mitigate the earnings and cash flow volatility attributable to the risk of changing prices. Since the contracts have been designated as hedging instruments, unrealized gains or losses resulting from adjusting these contracts to fair value are recorded as elements of AOCI within the Condensed Consolidated Balance Sheets. Realized gains or losses remain as a component of AOCI until the related inventory is sold. Upon sale of the underlying inventory, the gain or loss is reclassified to cost of sales. Included in the AOCI balance at June 30, 2018 was a gain of $1.3 million related to urea derivatives that is expected to be reclassified to earnings during the next twelve months, consistent with the timing of the underlying hedged transactions.
The Company also uses derivatives to partially mitigate the effect of fluctuating diesel costs on operating results. These financial instruments are carried at fair value within the Condensed Consolidated Balance Sheets. Changes in the fair value of derivative contracts that qualify for hedge accounting are recorded in AOCI. The effective portion of the change in fair value remains as a component of AOCI until the related fuel is consumed, at which time the accumulated gain or loss on the derivative contract is reclassified to cost of sales. Changes in the fair value of derivatives that do not qualify for hedge accounting are recorded as an element of cost of sales. At June 30, 2018, there were no amounts included within AOCI.
The Company had the following outstanding commodity contracts that were entered into to hedge forecasted purchases:

COMMODITY	JUNE 30, 2018	JULY 1, 2017	SEPTEMBER 30, 2017
Urea	60,000 tons	78,000 tons	76,500 tons
Diesel	5,040,000 gallons	5,082,000 gallons	5,586,000 gallons
Heating Oil	1,092,000 gallons	1,302,000 gallons	1,386,000 gallons

Fair Values of Derivative Instruments
The fair values of the Company’s derivative instruments were as follows:

		ASSETS / (LIABILITIES)
DERIVATIVES DESIGNATED AS HEDGING INSTRUMENTS	BALANCE SHEET LOCATION	JUNE 30, 2018	JULY 1, 2017	SEPTEMBER 30, 2017
		(In millions)
Interest rate swap agreements	Prepaid and other current assets	$1.9	$1.2	$1.3
	Other assets	1.8	0.2	—
	Other current liabilities	—	(1.1)	(0.8)
	Other liabilities	—	(0.5)	(0.4)
Commodity hedging instruments	Prepaid and other current assets	1.8	—	3.2
	Other current liabilities	—	(1.7)	—
Total derivatives designated as hedging instruments		$5.5	$(1.9)	$3.3

DERIVATIVES NOT DESIGNATED AS HEDGING INSTRUMENTS	BALANCE SHEET LOCATION
Currency forward contracts	Prepaid and other current assets	$0.9	$0.4	$2.0
	Other current liabilities	(0.2)	(2.5)	(0.2)
Commodity hedging instruments	Prepaid and other current assets	1.4	—	0.6
	Other current liabilities	—	(0.6)	—
Total derivatives not designated as hedging instruments		2.1	(2.7)	2.4
Total derivatives		$7.6	$(4.6)	$5.7

The effect of derivative instruments on AOCI and the Condensed Consolidated Statements of Operations was as follows:

DERIVATIVES IN CASH FLOW HEDGING RELATIONSHIPS	AMOUNT OF GAIN / (LOSS) RECOGNIZED IN AOCI
	THREE MONTHS ENDED		NINE MONTHS ENDED
	JUNE 30, 2018	JULY 1, 2017	JUNE 30, 2018	JULY 1, 2017
	(In millions)
Interest rate swap agreements	$0.8	$(0.3)	$3.3	$2.2
Commodity hedging instruments	1.4	(0.9)	1.7	(0.4)
Total	$2.2	$(1.2)	$5.0	$1.8

DERIVATIVES IN CASH FLOW HEDGING RELATIONSHIPS	RECLASSIFIED FROM AOCI INTO STATEMENT OF OPERATIONS	AMOUNT OF GAIN / (LOSS)
		THREE MONTHS ENDED		NINE MONTHS ENDED
		JUNE 30, 2018	JULY 1, 2017	JUNE 30, 2018	JULY 1, 2017
		(In millions)
Interest rate swap agreements	Interest expense	$0.6	$(0.5)	$0.8	$(1.7)
Commodity hedging instruments	Cost of sales	0.5	0.1	1.5	(0.2)
Total		$1.1	$(0.4)	$2.3	$(1.9)

DERIVATIVES NOT DESIGNATED AS HEDGING INSTRUMENTS	RECOGNIZED IN STATEMENT OF OPERATIONS	AMOUNT OF GAIN / (LOSS)
		THREE MONTHS ENDED		NINE MONTHS ENDED
		JUNE 30, 2018	JULY 1, 2017	JUNE 30, 2018	JULY 1, 2017
		(In millions)
Currency forward contracts	Other income / expense, net	$12.3	$(1.7)	$7.1	$5.3
Commodity hedging instruments	Cost of sales	1.0	(0.6)	2.5	(0.6)
Total		$13.3	$(2.3)	$9.6	$4.7
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
Other
Other assets includes investment securities in non-qualified retirement plan assets and the Company’s option to increase its economic interest in Bonnie Plants, Inc. (the “Bonnie Option”). Other liabilities includes the contingent consideration related to the acquisition of Sunlight Supply. Investment securities in non-qualified retirement plan assets are valued using observable market prices in active markets and are classified within Level 1 of the valuation hierarchy. The fair value of the Bonnie Option is determined using a simulation approach, whereby the total value of the loan receivable and optional exchange for additional equity was estimated considering a distribution of possible future cash flows discounted to present value using an appropriate discount rate, and is classified in Level 3 of the fair value hierarchy.
Long-Term Debt
In connection with the acquisition of a controlling interest in Gavita during fiscal 2016, the Company recorded a loan to the noncontrolling ownership group of Gavita. On October 2, 2017, the Company’s Hawthorne segment acquired the remaining 25% noncontrolling interest in Gavita, which included extinguishment of the loan to the noncontrolling ownership group of Gavita with a fair value and carrying value of $55.6 million. The fair value of the loan was $40.5 million and $55.6 million at July 1, 2017 and September 30, 2017, respectively. The estimate required subjective assumptions to be made, including those related to future business results and discount rates. The fair value measurement was based on significant inputs unobservable in the market and thus represented a Level 3 measurement.
The following table presents the Company’s financial assets and liabilities measured at fair value on a recurring basis at June 30, 2018:

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Unobservable Inputs (Level 3)	Total
	(In millions)
Assets
Cash equivalents	$1.1	$—	$—	$1.1
Derivatives
Interest rate swap agreements	—	3.7	—	3.7
Currency forward contracts	—	0.9	—	0.9
Commodity hedging instruments	—	3.2	—	3.2
Other	18.6	—	11.8	30.4
Total	$19.7	$7.8	$11.8	$39.3
Liabilities
Derivatives
Currency forward contracts	$—	$(0.2)	$—	$(0.2)
Other	—	—	(3.1)	(3.1)
Total	$—	$(0.2)	$(3.1)	$(3.3)
The following table presents the Company’s financial assets and liabilities measured at fair value on a recurring basis at July 1, 2017:

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Unobservable Inputs (Level 3)	Total
	(In millions)
Assets
Cash equivalents	$22.1	$—	$—	$22.1
Derivatives
Interest rate swap agreements	—	1.4	—	1.4
Currency forward contracts	—	0.4	—	0.4
Other	15.2	—	11.8	27.0
Total	$37.3	$1.8	$11.8	$50.9
Liabilities
Derivatives
Interest rate swap agreements	$—	$(1.6)	$—	$(1.6)
Currency forward contracts	—	(2.5)	—	(2.5)
Commodity hedging instruments	—	(2.3)	—	(2.3)
Long-term debt	—	—	(40.5)	(40.5)
Total	$—	$(6.4)	$(40.5)	$(46.9)

The following table presents the Company’s financial assets and liabilities measured at fair value on a recurring basis at September 30, 2017:

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Unobservable Inputs (Level 3)	Total
	(In millions)
Assets
Cash equivalents	$26.2	$—	$—	$26.2
Derivatives
Interest rate swap agreements	—	1.3	—	1.3
Currency forward contracts	—	2.0	—	2.0
Commodity hedging instruments	—	3.8	—	3.8
Other	15.7	—	11.8	27.5
Total	$41.9	$7.1	$11.8	$60.8
Liabilities
Derivatives
Interest rate swap agreements	$—	$(1.2)	$—	$(1.2)
Currency forward contracts	—	(0.2)	—	(0.2)
Long-term debt	—	—	(55.6)	(55.6)
Total	$—	$(1.4)	$(55.6)	$(57.0)
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

The following tables present financial information for the Company’s reportable segments for the periods indicated:

	THREE MONTHS ENDED		NINE MONTHS ENDED
	JUNE 30, 2018	JULY 1, 2017	JUNE 30, 2018	JULY 1, 2017
	(In millions)
Net sales:
U.S. Consumer	$810.9	$801.4	$1,857.1	$1,902.5
Hawthorne	74.2	72.4	192.8	195.2
Other	109.5	99.6	179.6	167.7
Consolidated	$994.6	$973.4	$2,229.5	$2,265.4

Segment Profit (Loss):
U.S. Consumer	$243.1	$246.4	$491.4	$521.8
Hawthorne	(3.6)	10.3	(6.6)	26.5
Other	13.1	12.9	10.6	14.3
Total Segment Profit (Loss)	252.6	269.6	495.4	562.6
Corporate	(29.2)	(27.7)	(87.8)	(85.4)
Intangible asset amortization	(7.3)	(5.4)	(21.0)	(16.4)
Impairment, restructuring and other	(30.4)	(0.4)	(40.5)	(1.3)
Equity in income (loss) of unconsolidated affiliates	1.1	7.2	3.3	(30.1)
Interest expense	(23.2)	(21.8)	(63.6)	(58.5)
Other non-operating income (expense), net	2.6	—	(4.2)	—
Income from continuing operations before income taxes	$166.2	$221.5	$281.6	$370.9

	JUNE 30, 2018	JULY 1, 2017	SEPTEMBER 30, 2017
	(In millions)
Total assets:
U.S. Consumer	$2,054.1	$2,040.4	$1,650.3
Hawthorne	1,099.5	558.8	648.0
Other	208.0	219.6	150.7
Corporate	202.3	188.3	298.0
Assets held for sale	—	295.0	—
Consolidated	$3,563.9	$3,302.1	$2,747.0

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
The following 100% directly or indirectly owned subsidiaries fully and unconditionally guarantee at June 30, 2018 the 6.000% and 5.250% Senior Notes on a joint and several basis: Gutwein & Co., Inc.; Hyponex Corporation; Miracle-Gro Lawn Products, Inc.; OMS Investments, Inc.; Rod McLellan Company; Sanford Scientific, Inc.; Scotts Temecula Operations, LLC; Scotts Manufacturing Company; Scotts Products Co.; Scotts Professional Products Co.; Scotts-Sierra Investments LLC; SMG Growing Media, Inc.; Swiss Farms Products, Inc.; SMGM LLC; The Scotts Company LLC; The Hawthorne Gardening Company; Hawthorne Hydroponics LLC; HGCI, Inc.; GenSource, Inc.; and SLS Holdings, Inc. (collectively, the “Guarantors”). Effective in the three-month period ending July 1, 2017, American Agritech, L.L.C. was merged into Hawthorne Hydroponics LLC, and has been classified as a Guarantor for all periods presented.
The following information presents Condensed Consolidating Statements of Operations for the three and nine months ended June 30, 2018 and July 1, 2017, Condensed Consolidating Statements of Comprehensive Income (Loss) for the three and nine months ended June 30, 2018 and July 1, 2017, Condensed Consolidating Statements of Cash Flows for the nine months ended June 30, 2018 and July 1, 2017, and Condensed Consolidating Balance Sheets as of June 30, 2018, July 1, 2017 and September 30, 2017. The condensed consolidating financial information presents, in separate columns, financial information for: Scotts Miracle-Gro on a Parent-only basis, carrying its investment in subsidiaries under the equity method; Guarantors on a combined basis, carrying their investments in subsidiaries which do not guarantee the debt (collectively, the “Non-Guarantors”) under the equity method; Non-Guarantors on a combined basis; and eliminating entries. The eliminating entries primarily reflect intercompany transactions, such as interest expense, accounts receivable and payable, short and long-term debt, and the elimination of equity investments, return on investments and income in subsidiaries. Because the Parent is obligated to pay the unpaid principal amount and interest on all amounts borrowed by the Guarantors or Non-Guarantors under the credit facility (and was obligated to pay the unpaid principal amount and interest on all amounts borrowed by the Guarantors and Non-Guarantors under the previous senior secured five-year revolving loan facility), the borrowings and related interest expense for the loans outstanding of the Guarantors and Non-Guarantors are also presented in the accompanying Parent-only financial information, and are then eliminated. Included in the Parent Condensed Consolidating Statement of Cash Flows for the nine months ended June 30, 2018 and July 1, 2017 are $1,087.3 million and $511.1 million, respectively, of dividends paid by the Guarantors and Non-Guarantors to the Parent representing return of investments and as such are classified within cash flows from investing activities. Included in the Parent Condensed Consolidating Statement of Cash Flows for the nine months ended June 30, 2018 are $12.2 million of dividends paid by the Guarantors and Non-Guarantors to the Parent representing return on investments and as such are classified within cash flows from operating activities.

THE SCOTTS MIRACLE-GRO COMPANY
Condensed Consolidating Statement of Operations
for the three months ended June 30, 2018
(In millions)
(Unaudited)

	Parent	Subsidiary Guarantors	Non- Guarantors	Eliminations/ Consolidations	Consolidated
Net sales	$—	$872.4	$122.2	$—	$994.6
Cost of sales	—	543.0	92.9	—	635.9
Cost of sales—impairment, restructuring and other	—	10.9	0.2	—	11.1
Gross profit	—	318.5	29.1	—	347.6
Operating expenses:
Selling, general and administrative	—	117.5	26.7	0.3	144.5
Impairment, restructuring and other	—	(4.9)	24.2	—	19.3
Other (income) expense, net	(0.2)	(1.0)	(0.7)	—	(1.9)
Income (loss) from operations	0.2	206.9	(21.1)	(0.3)	185.7
Equity (income) loss in subsidiaries	(92.9)	5.4	—	87.5	—
Equity in (income) loss of unconsolidated affiliates	—	—	(1.1)	—	(1.1)
Interest expense	21.1	15.0	0.8	(13.7)	23.2
Other non-operating (income) expense, net	(8.0)	(2.5)	(5.8)	13.7	(2.6)
Income (loss) from continuing operations before income taxes	80.0	189.0	(15.0)	(87.8)	166.2
Income tax expense (benefit) from continuing operations	(3.1)	47.5	(3.7)	—	40.7
Income (loss) from continuing operations	83.1	141.5	(11.3)	(87.8)	125.5
Income (loss) from discontinued operations, net of tax	—	(43.6)	0.9	—	(42.7)
Net income (loss)	$83.1	$97.9	$(10.4)	$(87.8)	$82.8
Net (income) loss attributable to noncontrolling interest	—	—	—	0.1	0.1
Net income (loss) attributable to controlling interest	$83.1	$97.9	$(10.4)	$(87.7)	$82.9

THE SCOTTS MIRACLE-GRO COMPANY
Condensed Consolidating Statement of Operations
for the nine months ended June 30, 2018
(In millions)
(Unaudited)

	Parent	Subsidiary Guarantors	Non- Guarantors	Eliminations/ Consolidations	Consolidated
Net sales	$—	$1,971.9	$257.6	$—	$2,229.5
Cost of sales	—	1,225.5	202.0	—	1,427.5
Cost of sales—impairment, restructuring and other	—	10.9	0.2	—	11.1
Gross profit	—	735.5	55.4	—	790.9
Operating expenses:
Selling, general and administrative	—	358.0	59.7	1.0	418.7
Impairment, restructuring and other	—	5.2	24.2	—	29.4
Other (income) expense, net	(0.7)	(1.2)	(1.4)	—	(3.3)
Income (loss) from operations	0.7	373.5	(27.1)	(1.0)	346.1
Equity (income) loss in subsidiaries	(247.0)	11.1	—	235.9	—
Equity in (income) loss of unconsolidated affiliates	—	—	(3.3)	—	(3.3)
Interest expense	58.8	36.9	2.9	(35.0)	63.6
Other non-operating (income) expense, net	(19.8)	(7.4)	(3.6)	35.0	4.2
Income (loss) from continuing operations before income taxes	208.7	332.9	(23.1)	(236.9)	281.6
Income tax expense (benefit) from continuing operations	(3.2)	28.5	(1.9)	—	23.4
Income (loss) from continuing operations	211.9	304.4	(21.2)	(236.9)	258.2
Income (loss) from discontinued operations, net of tax	—	(47.5)	(0.1)	—	(47.6)
Net income (loss)	$211.9	$256.9	$(21.3)	$(236.9)	$210.6
Net (income) loss attributable to noncontrolling interest	—	—	—	0.1	0.1
Net income (loss) attributable to controlling interest	$211.9	$256.9	$(21.3)	$(236.8)	$210.7

THE SCOTTS MIRACLE-GRO COMPANY
Condensed Consolidating Statement of Comprehensive Income (Loss)
for the three months ended June 30, 2018
(In millions)
(Unaudited)

	Parent	Subsidiary Guarantors	Non- Guarantors	Eliminations/ Consolidations	Consolidated
Net income (loss)	$83.1	$97.9	$(10.4)	$(87.8)	$82.8
Other comprehensive income (loss), net of tax:
Net foreign currency translation adjustment	(5.3)	—	(5.3)	5.3	(5.3)
Net change in derivatives	1.1	0.9	—	(0.9)	1.1
Net change in pension and other post-retirement benefits	0.4	0.2	0.2	(0.4)	0.4
Total other comprehensive income (loss)	(3.8)	1.1	(5.1)	4.0	(3.8)
Comprehensive income (loss)	$79.3	$99.0	$(15.5)	$(83.8)	$79.0

THE SCOTTS MIRACLE-GRO COMPANY
Condensed Consolidating Statement of Comprehensive Income (Loss)
for the nine months ended June 30, 2018
(In millions)
(Unaudited)

	Parent	Subsidiary Guarantors	Non- Guarantors	Eliminations/ Consolidations	Consolidated
Net income (loss)	$211.9	$256.9	$(21.3)	$(236.9)	$210.6
Other comprehensive income (loss), net of tax:
Net foreign currency translation adjustment	10.3	—	10.3	(10.3)	10.3
Net change in derivatives	2.7	0.2	—	(0.2)	2.7
Net change in pension and other post-retirement benefits	1.2	0.5	0.7	(1.2)	1.2
Total other comprehensive income (loss)	14.2	0.7	11.0	(11.7)	14.2
Comprehensive income (loss)	$226.1	$257.6	$(10.3)	$(248.6)	$224.8

THE SCOTTS MIRACLE-GRO COMPANY
Condensed Consolidating Statement of Cash Flows
for the nine months ended June 30, 2018
(In millions)
(Unaudited)

	Parent	Subsidiary Guarantors	Non- Guarantors	Eliminations/ Consolidations	Consolidated
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES (a)	$(13.6)	$(2.2)	$26.4	$(14.0)	$(3.4)

INVESTING ACTIVITIES (a)
Proceeds from sale of long-lived assets	—	0.7	0.5	—	1.2
Post-closing working capital payment related to sale of International Business	—	(35.3)	—	—	(35.3)
Investments in property, plant and equipment	—	(36.1)	(4.6)	—	(40.7)
Investments in loans receivable	—	(5.0)	(0.3)	—	(5.3)
Investments in acquired businesses, net of cash acquired	—	(458.6)	(34.3)	—	(492.9)
Other investing, net	—	10.2	0.5	—	10.7
Return of investments from affiliates	1,087.3	—	—	(1,087.3)	—
Investing cash flows from (to) affiliates	(679.2)	(80.9)	(80.0)	840.1	—
Net cash provided by (used in) investing activities	408.1	(605.0)	(118.2)	(247.2)	(562.3)

FINANCING ACTIVITIES
Borrowings under revolving and bank lines of credit and term loans	—	1,427.6	189.4	—	1,617.0
Repayments under revolving and bank lines of credit and term loans	—	(530.0)	(138.7)	—	(668.7)
Dividends paid	(89.6)	(1,087.3)	(14.0)	1,101.3	(89.6)
Purchase of Common Shares	(313.6)	—	—	—	(313.6)
Payments on seller notes	—	—	(8.8)	—	(8.8)
Cash received from the exercise of stock options	8.7	—	—	—	8.7
Acquisition of noncontrolling interests	—	—	(69.2)	—	(69.2)
Financing cash flows from (to) affiliates	—	759.2	80.9	(840.1)	—
Net cash provided by (used in) financing activities	(394.5)	569.5	39.6	261.2	475.8
Effect of exchange rate changes on cash	—	—	(1.0)	—	(1.0)
Net increase (decrease) in cash and cash equivalents	—	(37.7)	(53.2)	—	(90.9)
Cash and cash equivalents at beginning of period	—	39.8	80.7	—	120.5
Cash and cash equivalents at end of period	$—	$2.1	$27.5	$—	$29.6

(a)
Cash received by the Parent from the Guarantors and Non-Guarantors in the form of dividends in the amount of $1,087.3 million represent return of investments and are included in cash flows from investing activities. Cash received by the Parent from the Guarantors and Non-Guarantors in the form of dividends in the amount of $12.2 million represent return on investments and are included in cash flows from operating activities. Cash received by the Guarantors from the Non-Guarantors in the form of dividends in the amount of $1.8 million represent return on investments and are included in cash flows from operating activities.

THE SCOTTS MIRACLE-GRO COMPANY
Condensed Consolidating Balance Sheet
As of June 30, 2018
(In millions)
(Unaudited)

	Parent	Subsidiary Guarantors	Non- Guarantors	Eliminations/ Consolidations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$—	$2.1	$27.5	$—	$29.6
Accounts receivable, net	—	305.1	82.7	—	387.8
Accounts receivable pledged	—	316.7	—	—	316.7
Inventories	—	415.3	85.2	—	500.5
Prepaid and other current assets	1.9	54.4	28.1	—	84.4
Total current assets	1.9	1,093.6	223.5	—	1,319.0
Investment in unconsolidated affiliates	—	—	34.4	—	34.4
Property, plant and equipment, net	—	454.6	63.0	—	517.6
Goodwill	—	477.6	132.0	11.6	621.2
Intangible assets, net	—	777.7	94.1	7.8	879.6
Other assets	8.0	167.3	16.8	—	192.1
Equity investment in subsidiaries	1,404.9	—	—	(1,404.9)	—
Intercompany assets	1,110.4	381.6	—	(1,492.0)	—
Total assets	$2,525.2	$3,352.4	$563.8	$(2,877.5)	$3,563.9

LIABILITIES AND EQUITY
Current liabilities:
Current portion of debt	$15.0	$302.6	$11.9	$(15.0)	$314.5
Accounts payable	—	161.8	33.8	—	195.6
Other current liabilities	8.3	273.5	33.4	—	315.2
Total current liabilities	23.3	737.9	79.1	(15.0)	825.3
Long-term debt	1,974.5	1,201.4	131.5	(1,332.0)	1,975.4
Distributions in excess of investment in unconsolidated affiliate	—	21.9	—	—	21.9
Other liabilities	1.0	153.0	51.0	5.0	210.0
Equity investment in subsidiaries	—	57.5	—	(57.5)	—
Intercompany liabilities	—	—	122.4	(122.4)	—
Total liabilities	1,998.8	2,171.7	384.0	(1,521.9)	3,032.6
Total equity—controlling interest	526.4	1,180.7	179.8	(1,360.5)	526.4
Noncontrolling interest	—	—	—	4.9	4.9
Total equity	526.4	1,180.7	179.8	(1,355.6)	531.3
Total liabilities and equity	$2,525.2	$3,352.4	$563.8	$(2,877.5)	$3,563.9

THE SCOTTS MIRACLE-GRO COMPANY
Condensed Consolidating Statement of Operations
for the three months ended July 1, 2017
(In millions)
(Unaudited)

	Parent	Subsidiary Guarantors	Non- Guarantors	Eliminations/ Consolidations	Consolidated
Net sales	$—	$845.3	$128.1	$—	$973.4
Cost of sales	—	492.1	97.9	—	590.0
Gross profit	—	353.2	30.2	—	383.4
Operating expenses:
Selling, general and administrative	—	132.2	20.9	0.3	153.4
Impairment, restructuring and other	—	0.4	—	—	0.4
Other (income) expense, net	(0.2)	(4.0)	(2.3)	—	(6.5)
Income (loss) from operations	0.2	224.6	11.6	(0.3)	236.1
Equity (income) loss in subsidiaries	(160.6)	(8.2)	—	168.8	—
Other non-operating (income) loss	(6.6)	—	(3.7)	10.3	—
Equity in (income) loss of unconsolidated affiliates	—	(7.2)	—	—	(7.2)
Interest expense	19.6	11.1	1.4	(10.3)	21.8
Income (loss) from continuing operations before income taxes	147.8	228.9	13.9	(169.1)	221.5
Income tax expense (benefit) from continuing operations	(4.4)	75.5	5.8	—	76.9
Income (loss) from continuing operations	152.2	153.4	8.1	(169.1)	144.6
Income (loss) from discontinued operations, net of tax	—	(0.2)	7.5	—	7.3
Net income (loss)	$152.2	$153.2	$15.6	$(169.1)	$151.9
Net (income) loss attributable to noncontrolling interest	—	—	—	—	—
Net income (loss) attributable to controlling interest	$152.2	$153.2	$15.6	$(169.1)	$151.9

THE SCOTTS MIRACLE-GRO COMPANY
Condensed Consolidating Statement of Operations
for the nine months ended July 1, 2017
(In millions)
(Unaudited)

	Parent	Subsidiary Guarantors	Non- Guarantors	Eliminations/ Consolidations	Consolidated
Net sales	$—	$2,010.8	$254.6	$—	$2,265.4
Cost of sales	—	1,191.3	189.5	—	1,380.8
Gross profit	—	819.5	65.1	—	884.6
Operating expenses:
Selling, general and administrative	—	384.1	51.3	1.0	436.4
Impairment, restructuring and other	—	1.3	—	—	1.3
Other (income) expense, net	(0.6)	(10.4)	(1.6)	—	(12.6)
Income (loss) from operations	0.6	444.5	15.4	(1.0)	459.5
Equity (income) loss in subsidiaries	(276.1)	(14.0)	—	290.1	—
Other non-operating (income) loss	(18.4)	—	(13.6)	32.0	—
Equity in (income) loss of unconsolidated affiliates	—	30.0	0.1	—	30.1
Interest expense	54.9	32.3	3.3	(32.0)	58.5
Income (loss) from continuing operations before income taxes	240.2	396.2	25.6	(291.1)	370.9
Income tax expense (benefit) from continuing operations	(12.5)	132.5	10.3	—	130.3
Income (loss) from continuing operations	252.7	263.7	15.3	(291.1)	240.6
Income (loss) from discontinued operations, net of tax	—	0.1	11.6	—	11.7
Net income (loss)	$252.7	$263.8	$26.9	$(291.1)	$252.3
Net (income) loss attributable to noncontrolling interest	—	—	—	(0.5)	(0.5)
Net income (loss) attributable to controlling interest	$252.7	$263.8	$26.9	$(291.6)	$251.8

THE SCOTTS MIRACLE-GRO COMPANY
Condensed Consolidating Statement of Comprehensive Income (Loss)
for the three months ended July 1, 2017
(In millions)
(Unaudited)

	Parent	Subsidiary Guarantors	Non- Guarantors	Eliminations/ Consolidations	Consolidated
Net income (loss)	$152.2	$153.2	$15.6	$(169.1)	$151.9
Other comprehensive income (loss), net of tax:
Net foreign currency translation adjustment	5.8	—	5.8	(5.8)	5.8
Net change in derivatives	(0.8)	(1.0)	—	1.0	(0.8)
Net change in pension and other post-retirement benefits	0.5	0.2	0.3	(0.5)	0.5
Total other comprehensive income (loss)	5.5	(0.8)	6.1	(5.3)	5.5
Comprehensive income (loss)	$157.7	$152.4	$21.7	$(174.4)	$157.4
Comprehensive income attributable to noncontrolling interest	—	—	—	(0.1)	(0.1)
Comprehensive income attributable to controlling interest	$157.7	$152.4	$21.7	$(174.5)	$157.3

THE SCOTTS MIRACLE-GRO COMPANY
Condensed Consolidating Statement of Comprehensive Income (Loss)
for the nine months ended July 1, 2017
(In millions)
(Unaudited)

	Parent	Subsidiary Guarantors	Non- Guarantors	Eliminations/ Consolidations	Consolidated
Net income (loss)	$252.7	$263.8	$26.9	$(291.1)	$252.3
Other comprehensive income (loss), net of tax:
Net foreign currency translation adjustment	3.6	—	3.6	(3.6)	3.6
Net change in derivatives	3.7	(0.2)	—	0.2	3.7
Net change in pension and other post-retirement benefits	1.4	0.4	1.0	(1.4)	1.4
Total other comprehensive income (loss)	8.7	0.2	4.6	(4.8)	8.7
Comprehensive income (loss)	$261.4	$264.0	$31.5	$(295.9)	$261.0
Comprehensive income attributable to noncontrolling interest	—	—	—	(0.6)	(0.6)
Comprehensive income attributable to controlling interest	$261.4	$264.0	$31.5	$(296.5)	$260.4

THE SCOTTS MIRACLE-GRO COMPANY
Condensed Consolidating Statement of Cash Flows
for the nine months ended July 1, 2017
(In millions)
(Unaudited)

	Parent	Subsidiary Guarantors	Non- Guarantors	Eliminations/ Consolidations	Consolidated
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	$(28.2)	$216.1	$(95.8)	$(0.5)	$91.6

INVESTING ACTIVITIES (a)
Proceeds from sale of long-lived assets	—	4.9	0.1	—	5.0
Investments in property, plant and equipment	—	(36.1)	(5.9)	—	(42.0)
Net (investments in) distributions from unconsolidated affiliates	—	—	(0.2)	—	(0.2)
Investments in acquired businesses, net of cash acquired	—	(80.5)	(8.7)	—	(89.2)
Return of investments from affiliates	511.1	32.4	—	(543.5)	—
Investing cash flows from (to) affiliates	(464.5)	(248.2)	—	712.7	—
Net cash provided by (used in) investing activities	46.6	(327.5)	(14.7)	169.2	(126.4)

FINANCING ACTIVITIES
Borrowings under revolving and bank lines of credit and term loans	—	1,152.3	210.5	—	1,362.8
Repayments under revolving and bank lines of credit and term loans	—	(973.6)	(231.7)	—	(1,205.3)
Proceeds from issuance of 5.250% Senior Notes	250.0	—	—	—	250.0
Financing and issuance fees	(3.8)	(0.5)	—	—	(4.3)
Dividends paid	(89.4)	(511.1)	(0.5)	511.6	(89.4)
Distribution paid by Aerogrow to noncontrolling interest	—	—	(40.5)	32.4	(8.1)
Purchase of Common Shares	(183.0)	—	—	—	(183.0)
Payments on seller notes	—	(15.5)	(13.2)	—	(28.7)
Excess tax benefits from share-based payment arrangements	4.5	—	—	—	4.5
Cash received from the exercise of stock options	3.3	—	—	—	3.3
Financing cash flows from (to) affiliates	—	464.5	248.2	(712.7)	—
Net cash provided by (used in) financing activities	(18.4)	116.1	172.8	(168.7)	101.8
Effect of exchange rate changes on cash	—	—	2.0	—	2.0
Net increase (decrease) in cash and cash equivalents	—	4.7	64.3	—	69.0
Cash and cash equivalents at beginning of period excluding cash classified within assets held for sale	—	2.7	25.9	—	28.6
Cash and cash equivalents at beginning of period classified within assets held for sale	—	—	21.5	—	21.5
Cash and cash equivalents at beginning of period	—	2.7	47.4	—	50.1
Cash and cash equivalents at end of period	$—	$7.4	$111.7	$—	$119.1

(a)
Cash received by the Parent from the Guarantors and Non-Guarantors in the form of dividends in the amount of $511.1 million represent return of investments and are included in cash flows from investing activities. Cash received by the Guarantors from the Non-Guarantors in the form of distributions in the amount of $32.4 million represent return of investments and are included in cash flows from investing activities. Cash received by the Guarantor from the Non-Guarantor in the form of dividends in the amount of $0.5 million represent return on investments and are included in the cash flows from operating activities.

THE SCOTTS MIRACLE-GRO COMPANY
Condensed Consolidating Balance Sheet
As of July 1, 2017
(In millions)
(Unaudited)

	Parent	Subsidiary Guarantors	Non- Guarantors	Eliminations/ Consolidations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$—	$7.4	$80.5	$—	$87.9
Accounts receivable, net	—	283.7	88.4	—	372.1
Accounts receivable pledged	—	277.8	—	—	277.8
Inventories	—	331.9	81.3	—	413.2
Assets held for sale	—	—	295.0	—	295.0
Prepaid and other current assets	1.2	38.0	39.2	—	78.4
Total current assets	1.2	938.8	584.4	—	1,524.4
Investment in unconsolidated affiliates	—	65.0	0.7	—	65.7
Property, plant and equipment, net	—	382.4	54.1	—	436.5
Goodwill	—	294.0	101.8	11.6	407.4
Intangible assets, net	—	605.8	131.8	9.2	746.8
Other assets	9.1	109.8	2.5	(0.1)	121.3
Equity investment in subsidiaries	1,112.1	—	—	(1,112.1)	—
Intercompany assets	1,008.9	58.4	—	(1,067.3)	—
Total assets	$2,131.3	$2,454.2	$875.3	$(2,158.7)	$3,302.1

LIABILITIES AND EQUITY
Current liabilities:
Current portion of debt	$15.0	$265.8	$23.3	$(15.0)	$289.1
Accounts payable	—	134.8	40.8	—	175.6
Liabilities held for sale	—	—	145.3	—	145.3
Other current liabilities	8.1	214.1	37.3	—	259.5
Total current liabilities	23.1	614.7	246.7	(15.0)	869.5
Long-term debt	1,377.3	642.8	126.9	(736.2)	1,410.8
Other liabilities	0.5	221.1	52.4	4.8	278.8
Equity investment in subsidiaries	—	90.1	—	(90.1)	—
Intercompany liabilities	—	—	299.7	(299.7)	—
Total liabilities	1,400.9	1,568.7	725.7	(1,136.2)	2,559.1
Total equity—controlling interest	730.4	885.5	149.6	(1,035.1)	730.4
Noncontrolling interest	—	—	—	12.6	12.6
Total equity	730.4	885.5	149.6	(1,022.5)	743.0
Total liabilities and equity	$2,131.3	$2,454.2	$875.3	$(2,158.7)	$3,302.1

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
EXECUTIVE SUMMARY
We are dedicated to delivering strong, long-term financial results and outstanding shareholder returns by providing products of superior quality and value to enhance users’ growing environments. We are a leading manufacturer and marketer of branded consumer lawn and garden products. We are the exclusive agent of Monsanto for the marketing and distribution of consumer Roundup® non-selective weedkiller products within the United States and certain other specified countries. Through Hawthorne, we are a leading manufacturer, marketer and distributor of nutrients, growing media, advanced indoor garden, lighting and ventilation systems and accessories for hydroponic gardening.
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
On June 4, 2018, we acquired substantially all of the assets of Sunlight Supply, Inc. and certain of its affiliates (“Sunlight Supply”). Sunlight Supply is the largest distributor of hydroponic products in the United States, and is engaged in the business of developing, manufacturing, marketing and distributing horticultural, organics, lighting and hydroponics products, including lighting fixtures, nutrients, seeds and growing media, systems, trays, fans, filters, humidifiers and dehumidifiers, timers, instruments, water pumps, irrigation supplies and hand tools. The estimated purchase price of Sunlight Supply was $459.1 million, a portion of which was paid by the issuance of 0.3 million common shares of Scotts Miracle-Gro (“Common Shares”) with a fair value of $23.4 million. The purchase price included contingent consideration with an estimated fair value of $3.1 million and a maximum payout of $20.0 million, which will be paid by the Company contingent on the achievement of certain performance metrics of the Company through the one year anniversary of the closing date. In connection with the acquisition of Sunlight Supply, we announced the launch of an initiative called Project Catalyst. Project Catalyst is a company-wide restructuring effort to reduce operating costs throughout our U.S. Consumer, Hawthorne and Other segments and drive synergies from recent acquisitions within Hawthorne.
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
In August 2014, the Scotts Miracle-Gro Board of Directors authorized the repurchase of up to $500.0 million of Common Shares over a five-year period (effective November 1, 2014 through September 30, 2019). On August 3, 2016, Scotts Miracle-Gro announced that its Board of Directors authorized a $500.0 million increase to the share repurchase authorization ending on September 30, 2019. The amended authorization allows for repurchases of Common Shares of up to $1.0 billion through September 30, 2019. During the three and nine months ended June 30, 2018, Scotts Miracle-Gro repurchased 0.6 million and 3.3 million Common Shares for $53.5 million and $310.3 million, respectively. From the inception of this share repurchase program in the fourth quarter of fiscal 2014 through June 30, 2018, Scotts Miracle-Gro repurchased approximately 8.1 million Common Shares for $701.8 million.

RESULTS OF OPERATIONS
Effective in our fourth quarter of fiscal 2017, we classified our results of operations for all periods presented to reflect the International Business as a discontinued operation. As a result, unless otherwise specifically stated, all discussions regarding results for the three and nine months ended June 30, 2018 and July 1, 2017 reflect results from our continuing operations.
The following table sets forth the components of income and expense as a percentage of net sales:

	THREE MONTHS ENDED		NINE MONTHS ENDED
	JUNE 30, 2018	JULY 1, 2017	JUNE 30, 2018	JULY 1, 2017
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	63.9	60.6	64.0	61.0
Cost of sales—impairment, restructuring and other	1.1	—	0.5	—
Gross profit	34.9	39.4	35.5	39.0
Operating expenses:
Selling, general and administrative	14.5	15.8	18.8	19.3
Impairment, restructuring and other	1.9	—	1.3	0.1
Other income, net	(0.2)	(0.7)	(0.1)	(0.6)
Income from operations	18.7	24.3	15.5	20.3
Equity in (income) loss of unconsolidated affiliates	(0.1)	(0.7)	(0.1)	1.3
Interest expense	2.3	2.2	2.9	2.6
Other non-operating (income) expense, net	(0.3)	—	0.2	—
Income from continuing operations before income taxes	16.7	22.8	12.6	16.4
Income tax expense from continuing operations	4.1	7.9	1.0	5.8
Income from continuing operations	12.6	14.9	11.6	10.6
Income (loss) from discontinued operations, net of tax	(4.3)	0.7	(2.1)	0.5
Net income	8.3%	15.6%	9.4%	11.1%
The sum of the components may not equal due to rounding.
Net Sales
Net sales for the three months ended June 30, 2018 were $994.6 million, an increase of 2.2% from net sales of $973.4 million for the three months ended July 1, 2017. Net sales for the nine months ended June 30, 2018 were $2,229.5 million, a decrease of 1.6% from net sales of $2,265.4 million for the nine months ended July 1, 2017. These changes in net sales were attributable to the following:

	THREE MONTHS ENDED	NINE MONTHS ENDED
	JUNE 30, 2018	JUNE 30, 2018
Acquisitions	2.9%	2.7%
Foreign exchange rates	0.4	0.5
Pricing	(1.4)	(1.1)
Volume	0.3	(3.7)
Change in net sales	2.2%	(1.6)%
The increase in net sales for the three months ended June 30, 2018 was primarily driven by:

•
the addition of net sales from acquisitions in our Hawthorne segment, primarily from Sunlight Supply, Agrolux Holding B.V., and its subsidiaries (collectively, “Agrolux”), and Can-Filters Group Inc. (“Can-Filters”);

•	the favorable impact of foreign exchange rates as a result of the weakening of the U.S. dollar relative to the euro and the Canadian dollar; and

•
increased sales volume driven by increased sales of soils and mulch products in our U.S. Consumer segment and increased sales in our Other segment from our business in Canada, partially offset by decreased sales of grass seed and fertilizer products in our U.S. Consumer segment and hydroponic gardening products in our Hawthorne segment excluding the impact of acquisitions;

•	partially offset by decreased pricing in our U.S. Consumer segment driven by higher customer rebates and sales mix; and

•	decreased net sales associated with the Restated Marketing Agreement for consumer Roundup®.
The decrease in net sales for the nine months ended June 30, 2018 was primarily driven by:

•
decreased sales volume driven by decreased sales of fertilizer and controls products in our U.S. Consumer segment and hydroponic gardening products in our Hawthorne segment, partially offset by increased sales of soils and mulch products in our U.S. Consumer segment and increased sales in our Other segment from our business in Canada;

•	decreased pricing in our U.S. Consumer segment driven by higher customer rebates and sales mix; and

•	decreased net sales associated with the Restated Marketing Agreement for consumer Roundup®;

•	partially offset by the addition of net sales from acquisitions in our Hawthorne segment, primarily from Sunlight Supply, Agrolux and Can-Filters; and

•	the favorable impact of foreign exchange rates as a result of the weakening of the U.S. dollar relative to the euro and the Canadian dollar.
Cost of Sales
The following table shows the major components of cost of sales:

	THREE MONTHS ENDED		NINE MONTHS ENDED
	JUNE 30, 2018	JULY 1, 2017	JUNE 30, 2018	JULY 1, 2017
	(In millions)
Materials	$358.6	$343.0	$791.1	$784.8
Manufacturing labor and overhead	145.6	133.1	321.0	304.4
Distribution and warehousing	119.2	99.1	270.3	243.2
Roundup® reimbursements	12.5	14.8	45.1	48.4
	$635.9	$590.0	$1,427.5	$1,380.8
Impairment, restructuring and other	11.1	—	11.1	—
	$647.0	$590.0	$1,438.6	$1,380.8

Factors contributing to the change in cost of sales are outlined in the following table:

	THREE MONTHS ENDED	NINE MONTHS ENDED
	JUNE 30, 2018	JUNE 30, 2018
	(In millions)
Volume, product mix and other	$44.2	$41.9
Foreign exchange rates	2.6	8.7
Material costs	1.4	(0.6)
Roundup® reimbursements	(2.3)	(3.3)
	$45.9	$46.7
Impairment, restructuring and other	11.1	11.1
Change in cost of sales	$57.0	$57.8
The increase in cost of sales for the three months ended June 30, 2018 was primarily driven by:

•	costs related to sales from acquisitions in our Hawthorne segment of $23.8 million, primarily from Sunlight Supply, Agrolux and Can-Filters;

•	increased sales volume in our U.S. Consumer and Other segments, partially offset by decreased sales volume in our Hawthorne segment excluding the impact of acquisitions;

•	higher transportation costs included within “volume, product mix and other” associated with our U.S. Consumer, Hawthorne and Other segments;

•	the unfavorable impact of foreign exchange rates as a result of the weakening of the U.S. dollar relative to the euro and the Canadian dollar;

•	increased material costs in our U.S. Consumer segment; and

•
an increase in restructuring and other charges of $11.1 million related to charges incurred for facility closures, impairment of property, plant and equipment and employee termination benefits associated with Project Catalyst;

•	partially offset by a decrease in net sales attributable to reimbursements under the Restated Marketing Agreement for consumer Roundup®.
The increase in cost of sales for the nine months ended June 30, 2018 was primarily driven by:

•	costs related to sales from acquisitions in our Hawthorne segment of $49.8 million, primarily from Sunlight Supply, Agrolux and Can-Filters;

•	higher transportation costs included within “volume, product mix and other” associated with our U.S. Consumer, Hawthorne and Other segments;

•	the unfavorable impact of foreign exchange rates as a result of the weakening of the U.S. dollar relative to the euro and the Canadian dollar; and

•
an increase in restructuring and other charges of $11.1 million related to charges incurred for facility closures, impairment of property, plant and equipment and employee termination benefits associated with Project Catalyst;

•	partially offset by decreased sales volume in our U.S. Consumer and Hawthorne segments excluding the impact of acquisitions, partially offset by increased sales volume in our Other segment; and

•	a decrease in net sales attributable to reimbursements under the Restated Marketing Agreement for consumer Roundup®.
Gross Profit
As a percentage of net sales, our gross profit rate was 34.9% and 39.4% for the three months ended June 30, 2018 and July 1, 2017, respectively. As a percentage of net sales, our gross profit rate was 35.5% and 39.0% for the nine months ended June 30, 2018 and July 1, 2017, respectively. Factors contributing to the change in gross profit rate are outlined in the following table:

	THREE MONTHS ENDED	NINE MONTHS ENDED
	JUNE 30, 2018	JUNE 30, 2018
Volume, product mix and other	(1.6)%	(1.5)%
Pricing	(1.0)	(0.8)
Acquisitions	(0.6)	(0.5)
Roundup® commissions and reimbursements	—	(0.2)
Material costs	(0.1)	—
	(3.3)%	(3.0)%
Impairment, restructuring and other	(1.2)	(0.5)
Change in gross profit rate	(4.5)%	(3.5)%
The decrease in gross profit rate for the three months ended June 30, 2018 was primarily driven by:

•	higher transportation costs included within “volume, product mix and other” associated with our U.S. Consumer, Hawthorne and Other segments;

•	unfavorable product mix in our U.S. Consumer segment due to increased sales of mulch products and decreased sales of grass seed and fertilizer products;

•	decreased pricing in our U.S. Consumer segment driven by higher customer rebates and sales mix;

•	an unfavorable net impact from acquisitions in our Hawthorne segment, primarily from Sunlight Supply, Agrolux and Can-Filters;

•	higher material costs in our U.S. Consumer segment; and

•
an increase in restructuring and other charges related to charges incurred for facility closures, impairment of property, plant and equipment and employee termination benefits associated with Project Catalyst.

The decrease in gross profit rate for the nine months ended June 30, 2018 was primarily driven by:

•	higher transportation costs included within “volume, product mix and other” associated with our U.S. Consumer, Hawthorne and Other segments;

•	unfavorable leverage of fixed costs such as warehousing driven by lower sales volumes in our U.S. Consumer and Hawthorne segments;

•	unfavorable product mix in our U.S. Consumer segment due to increased sales of mulch products and decreased sales of fertilizer products;

•	decreased pricing in our U.S. Consumer segment driven by higher customer rebates and sales mix;

•	an unfavorable net impact from acquisitions in our Hawthorne segment, primarily from Sunlight Supply, Agrolux and Can-Filters;

•	a decrease in net sales associated with the Restated Marketing Agreement for consumer Roundup®; and

•
an increase in restructuring and other charges related to charges incurred for facility closures, impairment of property, plant and equipment and employee termination benefits associated with Project Catalyst.

Selling, General and Administrative Expenses
The following table sets forth the components of selling, general and administrative expenses (“SG&A”):

	THREE MONTHS ENDED		NINE MONTHS ENDED
	JUNE 30, 2018	JULY 1, 2017	JUNE 30, 2018	JULY 1, 2017
	(In millions)
Advertising	$33.7	$41.7	$91.1	$107.4
Research and development	10.9	10.1	30.7	28.7
Share-based compensation	14.4	5.4	30.0	20.5
Amortization of intangibles	7.4	5.3	20.7	16.1
Other selling, general and administrative	78.1	90.9	246.2	263.7
	$144.5	$153.4	$418.7	$436.4
SG&A decreased $8.9 million during the three months ended June 30, 2018 compared to the three months ended July 1, 2017. Advertising expense decreased $8.0 million, or 19.2%, during the three months ended June 30, 2018 compared to the three months ended July 1, 2017, driven by decreased media spending in our U.S. Consumer segment. Share-based compensation increased $9.0 million during the three months ended June 30, 2018 compared to the three months ended July 1, 2017 due to an increase in the expected payout percentage on long-term performance-based awards as a result of strong cash flow performance over the last two years and expectations in future periods. Amortization expense increased $2.1 million during the three months ended June 30, 2018 compared to the three months ended July 1, 2017 primarily due to the impact of recent acquisitions. The decrease in other SG&A expenses of $12.8 million is due to lower short-term variable cash incentive compensation expense as a result of lower current fiscal year operating income performance versus expectations, partially offset by the impact of recent acquisitions of $3.1 million.
SG&A decreased $17.7 million during the nine months ended June 30, 2018 compared to the nine months ended July 1, 2017. Advertising expense decreased $16.3 million, or 15.2%, during the nine months ended June 30, 2018 compared to the nine months ended July 1, 2017, driven by decreased media spending in our U.S. Consumer segment. Share-based compensation increased $9.5 million during the nine months ended June 30, 2018 compared to the nine months ended July 1, 2017 due to an increase in the expected payout percentage on long-term performance-based awards as a result of strong cash flow performance over the last two years and expectations in future periods. Amortization expense increased $4.6 million during the nine months ended June 30, 2018 compared to the nine months ended July 1, 2017 primarily due to the impact of recent acquisitions. The decrease in other SG&A expenses of $17.5 million is due to lower short-term variable cash incentive compensation expense as a result of lower current fiscal year operating income performance versus expectations, partially offset by the impact of recent acquisitions of $5.2 million and increased headcount and integration costs for our hydroponic businesses.

Impairment, Restructuring and Other
The following table sets forth the components of impairment, restructuring and other charges recorded in the “Cost of sales—impairment, restructuring and other,” “Impairment, restructuring and other” and “Income (loss) from discontinued operations, net of tax” lines in the Condensed Consolidated Statements of Operations:

	THREE MONTHS ENDED		NINE MONTHS ENDED
	JUNE 30, 2018	JULY 1, 2017	JUNE 30, 2018	JULY 1, 2017
	(In millions)
Cost of sales—impairment, restructuring and other:
Restructuring and other charges	$5.2	$—	$5.2	$—
Property, plant and equipment impairments	5.9	—	5.9	—
Operating expenses:
Restructuring and other charges	1.8	0.4	11.9	1.3
Intangible asset impairments	17.5	—	17.5	—
Impairment, restructuring and other charges from continuing operations	$30.4	$0.4	$40.5	$1.3
Restructuring and other charges from discontinued operations	65.1	3.8	66.6	8.3
Total impairment, restructuring and other charges	$95.5	$4.2	$107.1	$9.6
In connection with the acquisition of Sunlight Supply during the third quarter of fiscal 2018, we announced the launch of an initiative called Project Catalyst. Project Catalyst is a company-wide restructuring effort to reduce operating costs throughout our U.S. Consumer, Hawthorne and Other segments and drive synergies from recent acquisitions within Hawthorne. We recognized charges of $30.4 million related to Project Catalyst for the three and nine months ended June 30, 2018. During the three and nine months ended June 30, 2018, our Hawthorne segment recognized employee termination benefits of $0.4 million, impairment of property, plant and equipment of $2.4 million, and facility closure costs of $3.8 million in the “Cost of sales—impairment, restructuring and other” line in the Condensed Consolidated Statements of Operations. Our U.S. Consumer segment recognized employee termination benefits of $1.0 million and impairment of property, plant and equipment of $3.5 million during the three and nine months ended June 30, 2018 in the “Cost of sales—impairment, restructuring and other” line in the Condensed Consolidated Statements of Operations. Our Hawthorne segment also recognized a non-cash impairment charge of $17.5 million related to the write-off of previously acquired customer relationship intangible assets due to the acquisition of Sunlight Supply, and employee termination benefits of $1.8 million during the three and nine months ended June 30, 2018 in the “Impairment, restructuring and other” line in the Condensed Consolidated Statements of Operations. Costs incurred to date since the inception of Project Catalyst are $25.9 million for the Hawthorne segment and $4.5 million for the U.S. Consumer segment.
During the second quarter of fiscal 2018, we recognized a charge of $10.2 million for a probable loss on a previously disclosed legal matter in the “Impairment, restructuring and other” line in the Condensed Consolidated Statements of Operations. Refer to “NOTE 12. CONTINGENCIES” for more information.
In the first quarter of fiscal 2016, we announced a series of initiatives called Project Focus designed to maximize the value of our non-core assets and focus on emerging categories of the lawn and garden industry in our core U.S. business. During the three and nine months ended June 30, 2018, our U.S. Consumer segment recognized adjustments of zero and $0.1 million, respectively, related to previously recognized termination benefits associated with Project Focus in the “Impairment, restructuring and other” line in the Condensed Consolidated Statements of Operations. During the three and nine months ended July 1, 2017, our U.S. Consumer segment recognized charges of $0.4 million and $1.3 million, respectively, related to termination benefits associated with Project Focus in the “Impairment, restructuring and other” line in the Condensed Consolidated Statements of Operations. Costs incurred to date since the inception of the current Project Focus initiatives are $9.9 million for the U.S. Consumer segment, $1.0 million for the Hawthorne segment and $1.2 million for the Other segment, related to transaction activity, termination benefits and facility closure costs.
During the three and nine months ended June 30, 2018, we recognized a pre-tax charge of $65.0 million for a probable loss related to the previously disclosed legal matter In re Morning Song Bird Food Litigation in the “Income (loss) from discontinued operations, net of tax” line in the Condensed Consolidated Statements of Operations. Refer to “NOTE 2. DISCONTINUED OPERATIONS” and “NOTE 12. CONTINGENCIES” for more information.

Other Income, net
Other income is comprised of activities outside our normal business operations, such as royalty income from the licensing of certain of our brand names, foreign exchange gains/losses and gains/losses from the disposition of non-inventory assets. Other income was $1.9 million and $6.5 million for the three months ended June 30, 2018 and July 1, 2017, respectively. The decrease was due to interest income of $3.0 million on loans receivable that was classified in the “Other income, net” line in the Condensed Consolidated Statements of Operations for the three months ended July 1, 2017 but was classified in the “Other non-operating (income) expense, net” line in the Condensed Consolidated Statements of Operations for the three months ended June 30, 2018, and a decrease in gains on long-lived asset disposals.
Other income was $3.3 million and $12.6 million for the nine months ended June 30, 2018 and July 1, 2017, respectively. The decrease was due to interest income of $7.8 million on loans receivable that was classified in the “Other income, net” line in the Condensed Consolidated Statements of Operations for the nine months ended July 1, 2017 but was classified in the “Other non-operating (income) expense, net” line in the Condensed Consolidated Statements of Operations for the nine months ended June 30, 2018, as well as a decrease in royalty income earned from the TruGreen Joint Venture related to its use of our brand names following the divestiture of the SLS Business, partially offset by an increase in royalty income earned from Exponent Private Equity LLP (“Exponent”) related to its use of our brand names following the divestiture of the International Business.
Income from Operations
Income from operations was $185.7 million and $236.1 million for the three months ended June 30, 2018 and July 1, 2017, respectively, a decrease of $50.4 million, or 21.3%. The decrease was driven by a decrease in gross profit, a decrease in other income and higher impairment, restructuring and other charges, partially offset by lower SG&A.
Income from operations was $346.1 million and $459.5 million for the nine months ended June 30, 2018 and July 1, 2017, respectively, a decrease of $113.4 million, or 24.7%. The decrease was driven by a decrease in gross profit, a decrease in other income and higher impairment, restructuring and other charges, partially offset by lower SG&A.
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
Equity in (income) loss of unconsolidated affiliates was $(1.1) million and $(3.3) million for the three and nine months ended June 30, 2018, respectively, as compared to $(7.2) million and $30.1 million for the three and nine months ended July 1, 2017, respectively. Our share of restructuring and other charges incurred by the TruGreen Joint Venture was $5.0 million and $16.7 million for the three and nine months ended July 1, 2017, respectively. For the three and nine months ended July 1, 2017, these charges included $1.1 million for transaction costs, $3.0 million and $10.9 million, respectively, for nonrecurring integration and separation costs and $0.9 million and $4.7 million, respectively, for a non-cash purchase accounting fair value write-down adjustment related to deferred revenue and advertising.
Interest Expense
Interest expense was $23.2 million for the three months ended June 30, 2018 compared to $21.8 million for the three months ended July 1, 2017. The increase of $1.4 million was driven by an increase in average borrowings of $336.3 million, partially offset by a decrease in our weighted average interest rate of 37 basis points. The increase in average borrowings was driven by recent acquisition activity and an increase in repurchases of our Common Shares. The decrease in weighted average interest rate was driven by additional borrowings on the Receivables Facility during the three months ended June 30, 2018.
Interest expense was $63.6 million for the nine months ended June 30, 2018 compared to $58.5 million for the nine months ended July 1, 2017. The increase of $5.1 million was driven by an increase in average borrowings of $186.3 million, partially offset by a decrease in our weighted average interest rate of 10 basis points. The increase in average borrowings was driven by recent acquisition activity and an increase in repurchases of our Common Shares. The decrease in weighted average interest rate was driven by additional borrowings on the Receivables Facility during the nine months ended June 30, 2018.

Other Non-Operating (Income) Expense, net
Other non-operating (income) expense was $(2.6) million and $4.2 million for the three and nine months ended June 30, 2018. As a result of the enactment of the Act on December 22, 2017, we repatriated cash from a foreign subsidiary during the second quarter of fiscal 2018 resulting in the liquidation of substantially all of the assets of the subsidiary and the write-off of accumulated foreign currency translation loss adjustments of $11.7 million during the second quarter of fiscal 2018 within the “Other non-operating (income) expense, net” line in the Condensed Consolidated Statements of Operations. This was partially offset by interest income on loans receivable of $2.6 million and $7.5 million that was classified in the “Other non-operating (income) expense, net” line in the Condensed Consolidated Statements of Operations for the three and nine months ended June 30, 2018, respectively, but was classified in the “Other income, net” line in the Condensed Consolidated Statements of Operations for the three and nine months ended July 1, 2017, respectively.
Income Tax Expense
The Act provides for significant changes to the Code. Among other items, the Act implements a territorial tax system, imposes a one-time transition tax on deemed repatriated earnings of foreign subsidiaries, and permanently reduces the federal corporate tax rate to 21% effective January 1, 2018. As our fiscal year end falls on September 30, the statutory federal corporate tax rate for fiscal 2018 will be prorated to 24.5%, with the statutory rate for fiscal 2019 and beyond at 21%.
The effective tax rates related to continuing operations for the nine months ended June 30, 2018 and July 1, 2017 were 8.3% and 35.1%, respectively. Included in the effective tax rate for the nine months ended June 30, 2018 are one-time impacts related to the tax law change of $45.7 million. These impacts include a one-time $45.9 million net tax benefit adjustment reflecting the revaluation of our net deferred tax liability at the lower tax rate. In addition, as required by the Act, we recognized a one-time tax expense on deemed repatriated earnings and cash of foreign subsidiaries of $14.0 million, partially offset by the recognition and application of foreign tax credits associated with these foreign subsidiaries of $13.9 million. We also reduced the value of deferred tax liabilities associated with the write-off of previously acquired customer relationship intangible assets by $7.3 million, which was recognized in the “Income tax expense from continuing operations” line in the Condensed Consolidated Statement of Operations for the three and nine months ended June 30, 2018.
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
Income from Continuing Operations
Income from continuing operations was $125.5 million, or $2.23 per diluted share, for the three months ended June 30, 2018 compared to $144.6 million, or $2.41 per diluted share, for the three months ended July 1, 2017. The decrease was driven by a decrease in gross profit, an increase in impairment, restructuring and other charges, a decrease in other income, a decrease in equity in income of unconsolidated affiliates and an increase in interest expense, partially offset by the lower effective tax rate, a decrease in SG&A and an increase in other non-operating income.
Diluted average common shares used in the diluted income per common share calculation were 56.3 million for the three months ended June 30, 2018 compared to 60.0 million for the three months ended July 1, 2017. The decrease was primarily the result of Common Share repurchase activity, partially offset by the exercise and issuance of share-based compensation awards and the payment of a portion of the purchase price of Sunlight Supply in Common Shares.
Income from continuing operations was $258.2 million, or $4.50 per diluted share, for the nine months ended June 30, 2018 compared to $240.6 million, or $3.96 per diluted share, for the nine months ended July 1, 2017. The increase was driven by the lower effective tax rate, an increase in equity in income of unconsolidated affiliates and a decrease in SG&A, partially offset by a decrease in gross profit, an increase in impairment, restructuring and other charges, a decrease in other income, an increase in interest expense and an increase in other non-operating expense.

Diluted average common shares used in the diluted income per common share calculation were 57.4 million for the nine months ended June 30, 2018 compared to 60.6 million for the nine months ended July 1, 2017. The decrease was primarily the result of Common Share repurchase activity, partially offset by the exercise and issuance of share-based compensation awards and the payment of a portion of the purchase price of Sunlight Supply in Common Shares.
Income (Loss) from Discontinued Operations, net of tax
Income (loss) from discontinued operations, net of tax, was $(42.7) million and $(47.6) million for the three and nine months ended June 30, 2018, respectively, as compared to $7.3 million and $11.7 million for the three and nine months ended July 1, 2017, respectively.
During the three and nine months ended June 30, 2018, we recognized $0.1 million and $1.6 million, respectively, as compared to $3.7 million and $7.6 million for the three and nine months ended July 1, 2017, respectively, in transaction related costs associated with the sale of the International Business. During the three and nine months ended June 30, 2018, we recorded an increase to the gain of $0.8 million and a decrease to the gain of $2.8 million, respectively, related to the resolution of the post-closing working capital adjustment obligation.
During the three and nine months ended July 1, 2017, we recognized $0.1 million and $0.8 million, respectively, in transaction related costs associated with the divestiture of the SLS Business. In addition, during the nine months ended July 1, 2017, we recorded a reduction to the gain on the contribution of the SLS Business of $0.3 million related to a post-closing working capital adjustment.
During the three and nine months ended June 30, 2018, we recognized a pre-tax charge of $65.0 million for a probable loss related to the previously disclosed legal matter In re Morning Song Bird Food Litigation.
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
The following table sets forth net sales by segment:

	THREE MONTHS ENDED		NINE MONTHS ENDED
	JUNE 30, 2018	JULY 1, 2017	JUNE 30, 2018	JULY 1, 2017
	(In millions)
U.S. Consumer	$810.9	$801.4	$1,857.1	$1,902.5
Hawthorne	74.2	72.4	192.8	195.2
Other	109.5	99.6	179.6	167.7
Consolidated	$994.6	$973.4	$2,229.5	$2,265.4

The following table sets forth Segment Profit (Loss) as well as a reconciliation to the most directly comparable GAAP measure:

	THREE MONTHS ENDED		NINE MONTHS ENDED
	JUNE 30, 2018	JULY 1, 2017	JUNE 30, 2018	JULY 1, 2017
	(In millions)
U.S. Consumer	$243.1	$246.4	$491.4	$521.8
Hawthorne	(3.6)	10.3	(6.6)	26.5
Other	13.1	12.9	10.6	14.3
Total Segment Profit (Loss) (Non-GAAP)	252.6	269.6	495.4	562.6
Corporate	(29.2)	(27.7)	(87.8)	(85.4)
Intangible asset amortization	(7.3)	(5.4)	(21.0)	(16.4)
Impairment, restructuring and other	(30.4)	(0.4)	(40.5)	(1.3)
Equity in income (loss) of unconsolidated affiliates	1.1	7.2	3.3	(30.1)
Interest expense	(23.2)	(21.8)	(63.6)	(58.5)
Other non-operating income (expense), net	2.6	—	(4.2)	—
Income from continuing operations before income taxes (GAAP)	$166.2	$221.5	$281.6	$370.9
U.S. Consumer
U.S. Consumer segment net sales were $810.9 million in the third quarter of fiscal 2018, an increase of 1.2% from the third quarter of fiscal 2017 net sales of $801.4 million; and were $1,857.1 million in the first nine months of fiscal 2018, a decrease of 2.4% from the first nine months of fiscal 2017 net sales of $1,902.5 million. For the third quarter of fiscal 2018, the increase was driven by the favorable impact of volume of 2.8%, partially offset by the unfavorable impact of pricing of 1.6%. Increased sales volume for the third quarter of fiscal 2018 was driven by increased sales of soils and mulch products, partially offset by decreased sales of grass seed and fertilizer products. Decreased pricing for the third quarter of fiscal 2018 was primarily driven by higher customer rebates and sales mix. For the nine months ended June 30, 2018, the decrease was driven by the unfavorable impacts of volume and pricing of 1.1% and 1.3%, respectively. Decreased sales volume for the nine months ended June 30, 2018 was driven by decreased sales of fertilizer and controls products, partially offset by increased sales of soils and mulch products. Decreased pricing for the nine months ended June 30, 2018 was primarily driven by higher customer rebates and sales mix.
U.S. Consumer Segment Profit decreased by $3.3 million, or 1.3%, in the third quarter of fiscal 2018, and decreased by $30.4 million, or 5.8%, in the first nine months of fiscal 2018, as compared to the same periods in fiscal 2017. The decrease for the three and nine months ended June 30, 2018 was primarily due to a decrease in gross profit rate and interest income that was classified in the “Other non-operating (income) expense, net” line in the Condensed Consolidated Statements of Operations for the three months ended June 30, 2018, partially offset by lower SG&A.
Hawthorne
Hawthorne segment net sales were $74.2 million in the third quarter of fiscal 2018, an increase of 2.5% from the third quarter of fiscal 2017 net sales of $72.4 million; and were $192.8 million in the first nine months of fiscal 2018, a decrease of 1.2% from the first nine months of fiscal 2017 net sales of $195.2 million. For the third quarter of fiscal 2018, the increase was driven by the favorable impacts of acquisitions, pricing and changes in foreign exchange rates of 39.3%, 0.5% and 0.8%, respectively, partially offset by the unfavorable impact of volume of 38.2%. For the nine months ended June 30, 2018, the decrease was driven by the unfavorable impact of volume of 36.4%, partially offset by the favorable impacts of acquisitions, pricing and changes in foreign exchange rates of 32.0%, 0.3% and 2.8%, respectively.
Hawthorne Segment Profit decreased to a loss of $3.6 million in the third quarter of fiscal 2018 as compared to a profit of $10.3 million in the third quarter of fiscal 2017; and decreased to a loss of $6.6 million in the first nine months of fiscal 2018 as compared to a profit of $26.5 million in first nine months of fiscal 2017. The decrease for the three and nine months ended June 30, 2018 was primarily due to a decrease in gross profit rate and higher SG&A.

Other
Other segment net sales were $109.5 million in the third quarter of fiscal 2018, an increase of 9.9% from the third quarter of fiscal 2017 net sales of $99.6 million; and were $179.6 million in the first nine months of fiscal 2018, an increase of 7.1% from the first nine months of fiscal 2017 net sales of $167.7 million. For the third quarter of fiscal 2018, the increase was attributable to our business in Canada and was driven by the favorable impacts of volume and changes in foreign exchange rates of 7.5% and 3.1%, respectively, partially offset by the unfavorable impact of pricing of 0.7% due to higher customer rebates. For the nine months ended June 30, 2018, the increase was attributable to our business in Canada and was driven by the favorable impacts of volume and changes in foreign exchange rates of 4.4% and 3.3%, respectively, partially offset by the unfavorable impact of pricing of 0.5% due to higher customer rebates.
Other Segment Profit increased to $13.1 million in the third quarter of fiscal 2018 as compared to $12.9 million in the third quarter of fiscal 2017; and decreased to $10.6 million in the first nine months of fiscal 2018 as compared to $14.3 million in first nine months of fiscal 2017. The increase for the three months ended June 30, 2018 was primarily due to an increase in sales and lower SG&A, partially offset by a decrease in gross profit rate and other income. The decrease for the nine months ended June 30, 2018 was primarily due to a decrease in gross profit rate, partially offset by higher net sales and lower SG&A.
Corporate
Corporate expenses increased by $1.5 million, or 5.4%, in the third quarter of fiscal 2018 and increased by $2.4 million, or 2.8%, in the first nine months of fiscal 2018, as compared to the same periods in fiscal 2017. The increase for the three months ended June 30, 2018 was primarily driven by higher share-based compensation expense due to an increase in the expected payout percentage on long-term performance-based awards and interest income that was classified in the “Other non-operating (income) expense, net” line in the Condensed Consolidated Statements of Operations for the three months ended June 30, 2018, partially offset by lower short-term variable cash incentive compensation expense. The increase for the nine months ended June 30, 2018 was primarily due to higher share-based compensation expense due to an increase in the expected payout percentage on performance-based awards, a decrease in royalty income earned from the TruGreen Joint Venture related to its use of our brand names following the divestiture of the SLS Business and interest income that was classified in the “Other non-operating (income) expense, net” line in the Condensed Consolidated Statements of Operations for the nine months ended June 30, 2018, partially offset by lower variable incentive compensation expense and an increase in royalty income earned from Exponent related to its use of our brand names following our divestiture of the International Business.
LIQUIDITY AND CAPITAL RESOURCES
Operating Activities
Cash used in operating activities totaled $3.4 million for the nine months ended June 30, 2018 as compared to cash provided by operating activities of $91.6 million for the nine months ended July 1, 2017. This decrease in cash provided by operating activities was driven by a decrease in gross profit, an increase in payments related to restructuring activities, and an increase in interest paid, partially offset by a decrease in income taxes paid, lower SG&A and cash used in operating activities associated with the International Business during the nine months ended July 1, 2017.
Investing Activities
Cash used in investing activities totaled $562.3 million and $126.4 million for the nine months ended June 30, 2018 and July 1, 2017, respectively. Cash used for investments in property, plant and equipment during the first nine months of fiscal 2018 and fiscal 2017 was $40.7 million and $42.0 million, respectively. During the nine months ended June 30, 2018, we completed the acquisitions of Sunlight Supply and Can-Filters which included cash payments of $492.9 million, paid the post-closing working capital obligation of $35.3 million related to sale of the International Business, received cash of $10.7 million associated with currency forward contracts and made a loan to an unconsolidated affiliate of $5.3 million. During the nine months ended July 1, 2017, we completed the acquisition of American Agritech, L.L.C., d/b/a Botanicare (“Botanicare”), Agrolux and two other small acquisitions which included cash payments of $89.2 million.

Financing Activities
Financing activities provided cash of $475.8 million and $101.8 million for the nine months ended June 30, 2018 and July 1, 2017, respectively. The increase was the result of an increase in net borrowings under our credit facilities of $790.8 million, a decrease in financing and issuance fees paid of $4.3 million, a decrease in payments on seller notes of $19.9 million and an $8.1 million distribution paid by AeroGrow to its noncontrolling interest holders during the nine months ended July 1, 2017, partially offset by an increase in repurchases of our Common Shares of $130.6 million, the issuance of $250.0 million aggregate principal amount of 5.250% senior notes due 2026 (“5.250% Senior Notes”) during the nine months ended July 1, 2017 and the prospective adoption of a new accounting pronouncement that requires excess tax benefits to be classified as an operating activity. Additionally, for the nine months ended June 30, 2018, the $69.2 million payment related to the acquisition of the remaining 25% noncontrolling interest in Gavita Holdings, B.V., and its subsidiaries (“Gavita”) has been classified as a financing activity within the “Acquisition of noncontrolling interests” line in the Condensed Consolidated Statements of Cash Flows. For the three months ended December 30, 2017 and the six months ended March 31, 2018, this payment was classified as an investing activity within the “Investments in acquired businesses, net of cash acquired” line in the Condensed Consolidated Statements of Cash Flows.
Cash and Cash Equivalents
Our cash and cash equivalents were held in cash depository accounts with major financial institutions around the world or invested in short-term liquid investments having original maturities of three months or less. The cash and cash equivalents balances, including cash and cash equivalents classified within assets held for sale, of $29.6 million, $119.1 million and $120.5 million as of June 30, 2018, July 1, 2017 and September 30, 2017, respectively, included $13.5 million, $73.8 million and $39.3 million, respectively, held by controlled foreign corporations.
We will continue to evaluate our position with respect to foreign subsidiaries as we analyze the full impact of the Act on our foreign operations. If we repatriate these funds from foreign subsidiaries, or we sell or liquidate any of these foreign corporations, we may be required to pay associated taxes on the repatriation, sale or liquidation.
Borrowing Agreements
Our primary sources of liquidity are cash generated by operations and borrowings under our credit facilities, which are guaranteed by substantially all of Scotts Miracle-Gro’s domestic subsidiaries. On October 29, 2015, we entered into the fourth amended and restated credit agreement (the “former credit agreement”), which provided us with five-year senior secured loan facilities in the aggregate principal amount of $1.9 billion that were comprised of a revolving credit facility of $1.6 billion and a term loan in the original principal amount of $300.0 million (the “former credit facilities”). The former credit agreement also provided us with the right to seek additional committed credit under the agreement in an aggregate amount of up to $500.0 million plus an unlimited additional amount, subject to certain specified financial and other conditions. Under the former credit agreement, we had the ability to obtain letters of credit up to $100.0 million. Borrowings under the former credit facilities could be made in various currencies, including U.S. dollars, euro, British pounds, Australian dollars and Canadian dollars.
At June 30, 2018, we had letters of credit outstanding in the aggregate principal amount of $22.2 million, and $493.3 million of availability under the former credit agreement, subject to our continued compliance with the covenants discussed below. The weighted average interest rates on average borrowings under the former credit agreement were 4.0% and 3.8% for the nine months ended June 30, 2018 and July 1, 2017, respectively.
On July 5, 2018, we entered into a fifth amended and restated credit agreement (the “Fifth A&R Credit Agreement”), providing us with five-year senior secured loan facilities in the aggregate principal amount of $2.3 billion, comprised of a revolving credit facility of $1.5 billion and a term loan in the original principal amount of $800.0 million (the “Fifth A&R Credit Facilities”). The Fifth A&R Credit Agreement also provides us with the right to seek additional committed credit under the agreement in an aggregate amount of up to $500.0 million plus an unlimited additional amount, subject to certain specified financial and other conditions. The Fifth A&R Credit Agreement replaces the former credit agreement, and will terminate on July 5, 2023. The revolving credit facility will be available for issuance of letters of credit up to $75.0 million. Borrowings under the Fifth A&R Credit Facilities may be made in various currencies, including U.S. dollars, euro, British pounds and Canadian dollars. The former credit agreement would have terminated on October 29, 2020, if it had not been amended and restated pursuant to the Fifth A&R Credit Agreement. As of June 30, 2018, we classified borrowings under the former credit facilities as long-term debt on the Condensed Consolidated Balance Sheet.
We maintained a Master Accounts Receivable Purchase Agreement (as amended, “MARP Agreement”), which provided for the discretionary sale by us, and the discretionary purchase by the participating banks, on a revolving basis, of accounts receivable generated by sales to three specified debtors in an aggregate amount not to exceed $400.0 million. The MARP Agreement terminated effective October 14, 2016 in accordance with its terms upon our repayment of its outstanding obligations thereunder using $133.5 million borrowed under the former credit agreement.

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
On August 25, 2017, we entered into Amendment No. 1 to Master Framework Agreement (the “Amendment”). The Amendment (i) extends the expiration date of the Receivables Facility from August 25, 2017 to August 24, 2018, (ii) defines the seasonal commitment period of the Receivables Facility as beginning on February 23, 2018 and ending on June 15, 2018, (iii) increases the eligible amount of customer accounts receivable which may be sold from up to $250.0 million to up to $400.0 million and (iv) increases the commitment amount of the Receivables Facility during the seasonal commitment period from up to $100.0 million to up to $160.0 million. There were $285.0 million in borrowings on receivables pledged as collateral under the Receivables Facility as of June 30, 2018. The carrying value of the receivables pledged as collateral was $316.7 million as of June 30, 2018. As of June 30, 2018, there was $0.7 million of availability under the Receivables Facility.
On December 15, 2016, we issued $250.0 million aggregate principal amount of 5.250% senior notes due 2026 (the “5.250% Senior Notes”). The net proceeds of the offering were used to repay outstanding borrowings under our former credit facilities. The 5.250% Senior Notes represent general unsecured senior obligations and rank equal in right of payment with our existing and future unsecured senior debt. The 5.250% Senior Notes have interest payment dates of June 15 and December 15 of each year. The 5.250% Senior Notes may be redeemed, in whole or in part, on or after December 15, 2021 at applicable redemption premiums. The 5.250% Senior Notes contain customary covenants and events of default and mature on December 15, 2026. Substantially all of our domestic subsidiaries serve as guarantors of the 5.250% Senior Notes.
On October 13, 2015, we issued $400.0 million aggregate principal amount of 6.000% senior notes due 2023 (the “6.000% Senior Notes”). The net proceeds of the offering were used to repay outstanding borrowings under a prior credit agreement. The 6.000% Senior Notes represent general unsecured senior obligations and rank equal in right of payment with our existing and future unsecured senior debt. The 6.000% Senior Notes have interest payment dates of April 15 and October 15 of each year. The 6.000% Senior Notes may be redeemed, in whole or in part, on or after October 15, 2018 at applicable redemption premiums. The 6.000% Senior Notes contain customary covenants and events of default and mature on October 15, 2023. Substantially all of our domestic subsidiaries serve as guarantors of the 6.000% Senior Notes.
The Fifth A&R Credit Agreement contains, among other obligations, an affirmative covenant regarding our leverage ratio on the last day of each quarter ending on and after June 30, 2018 calculated as average total indebtedness, divided by our earnings before interest, taxes, depreciation and amortization (“EBITDA”), as adjusted pursuant to the terms of the Fifth A&R Credit Agreement (“Adjusted EBITDA”). The maximum leverage ratio is: (i) 5.25 for the quarter ending June 30, 2018 through the second quarter of fiscal 2019, (ii) 5.00 for the third quarter of fiscal 2019 through the first quarter of fiscal 2020, (iii) 4.75 for the second quarter of fiscal 2020 through the fourth quarter of fiscal 2020 and (iv) 4.50 for the first quarter of fiscal 2021 and thereafter. Our leverage ratio was 3.96 at June 30, 2018. The Fifth A&R Credit Agreement also contains an affirmative covenant regarding our interest coverage ratio determined as of the end of each of its fiscal quarters ending on and after June 30, 2018. The interest coverage ratio is calculated as Adjusted EBITDA divided by interest expense, as described in the Fifth A&R Credit Agreement, and excludes costs related to refinancings. The minimum interest coverage ratio was 3.00 for the twelve months ended June 30, 2018. Our interest coverage ratio was 5.81 for the twelve months ended June 30, 2018. The Fifth A&R Credit Agreement allows us to make unlimited restricted payments (as defined in the Fifth A&R Credit Agreement), including increased or one-time dividend payments and Common Share repurchases, as long as the leverage ratio resulting from the making of such restricted payments is 4.00 or less. Otherwise we may only make restricted payments in an aggregate amount for each fiscal year not to exceed the amount set forth in the Fifth A&R Credit Agreement for such fiscal year ($200.0 million for fiscal 2018 and fiscal 2019 and $225.0 million for fiscal 2020 and thereafter).
We continue to monitor our compliance with the leverage ratio, interest coverage ratio and other covenants contained in the Fifth A&R Credit Agreement and, based upon our current operating assumptions, we expect to remain in compliance with the permissible leverage ratio and interest coverage ratio throughout fiscal 2018. However, an unanticipated shortfall in earnings, an increase in net indebtedness or other factors could materially affect our ability to remain in compliance with the financial or other covenants of our credit agreement, potentially causing us to have to seek an amendment or waiver from our lending group which could result in repricing of our credit facilities. While we believe we have good relationships with our lending group, we can provide no assurance that such a request would result in a modified or replacement credit agreement on reasonable terms, if at all.

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
Contractual Obligations
Other than increased borrowings under our former credit facilities and receivables facility and acquisition activity during the first nine months of fiscal 2018, there have been no material changes outside of the ordinary course of business in our outstanding contractual obligations since the end of fiscal 2017 and through June 30, 2018. The following table summarizes the material contractual obligations associated with our fiscal 2018 acquisitions:

		Payments Due by Period
Contractual Cash Obligations	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
	(In millions)
Operating lease obligations	$20.6	$5.2	$9.0	$6.4	$—
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
With the participation of the principal executive officer and principal financial officer of the Registrant, the Registrant’s management has evaluated the effectiveness of the Registrant’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the fiscal quarter covered by this Quarterly Report on Form 10-Q. Based upon that evaluation, the Registrant’s principal executive officer and principal financial officer have concluded that the Registrant’s disclosure controls and procedures were effective as of June 30, 2018.
In addition, there were no changes in the Registrant’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during the Registrant’s fiscal quarter ended June 30, 2018 that have materially affected, or are reasonably likely to materially affect, the Registrant’s internal control over financial reporting.

PART II—OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS
In connection with the sale of wild bird food products that were the subject of a voluntary recall in 2008, the Company, along with its Chief Executive Officer, have been named as defendants in four actions filed on and after June 27, 2012, which have been consolidated, and, on March 31, 2017, certified as a class action in the United States District Court for the Southern District of California as In re Morning Song Bird Food Litigation, Lead Case No. 3:12-cv-01592-JAH-AGS. The plaintiffs allege various statutory and common law claims associated with the Company’s sale of wild bird food products and a plea agreement entered into in previously pending government proceedings associated with such sales. The plaintiffs allege, among other things, a class action on behalf of all persons and entities in the United States who purchased certain bird food products. The plaintiffs assert: (i) hundreds of millions of dollars in monetary damages (actual, compensatory, consequential, and restitution); (ii) punitive and treble damages; (iii) injunctive and declaratory relief; (iv) pre-judgment and post-judgment interest; and (v) costs and attorneys’ fees. The Company and its Chief Executive Officer dispute the plaintiffs’ assertions and intend to vigorously defend the consolidated action. As a result of recent developments, the Company recognized a pre-tax charge of $65.0 million for a probable loss related to this matter for the three and nine months ended June 30, 2018 in the “Income (loss) from discontinued operations, net of tax” line in the Condensed Consolidated Statements of Operations. There can be no assurance that future developments with respect to this action, whether as a result of an adverse outcome or as a result of significant defense costs, will not have a material adverse effect on the Company’s financial condition, results of operations or cash flows.
ITEM 1A. RISK FACTORS
The Company’s risk factors, as of June 30, 2018, have not changed materially from those described in “ITEM IA. RISK FACTORS” in the 2017 Annual Report.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The payment of future dividends, if any, on the Common Shares will be determined by the Board of Directors in light of conditions then existing, including the Company’s earnings, financial condition and capital requirements, restrictions in financing agreements, business conditions and other factors. The Fifth A&R Credit Agreement allows the Company to make unlimited restricted payments (as defined in the Fifth A&R Credit Agreement), including increased or one-time dividend payments and Common Share repurchases, as long as the leverage ratio resulting from the making of such restricted payments is 4.00 or less. Otherwise the Company may only make restricted payments in an aggregate amount for each fiscal year not to exceed the amount set forth in the Fifth A&R Credit Agreement for such fiscal year ($200.0 million for fiscal 2018 and fiscal 2019 and $225.0 million for fiscal 2020 and thereafter). The Company’s leverage ratio was 3.96 at June 30, 2018.

(a) Issuer Purchases of Equity Securities

The following table shows the purchases of Common Shares made by or on behalf of Scotts Miracle-Gro or any “affiliated purchaser” (as defined in Rule 10b-18(a)(3) under the Securities Exchange Act of 1934, as amended) of Scotts Miracle-Gro for each of the three fiscal months in the quarter ended June 30, 2018:

Period	Total Number of Common Shares Purchased(1)	Average Price Paid per Common Share(2)	Total Number of Common Shares Purchased as Part of Publicly Announced Plans or Programs(3)	Approximate Dollar Value of Common Shares That May Yet be Purchased Under the Plans or Programs(3)
April 1 through April 28, 2018	207,235	$83.58	206,034	$334,479,520
April 29 through May 26, 2018	202,106	$83.33	202,043	$317,642,783
May 27 through June 30, 2018	235,270	$83.94	232,190	$298,152,523
Total	644,611	$83.63	640,267

(1)
All of the Common Shares purchased during the quarter were purchased in open market transactions. The total number of Common Shares purchased during the quarter includes 4,343 Common Shares purchased by the trustee of the rabbi trust established by the Company as permitted pursuant to the terms of The Scotts Company LLC Executive Retirement Plan (the “ERP”). The ERP is an unfunded, non-qualified deferred compensation plan which, among other things, provides eligible employees the opportunity to defer compensation above specified statutory limits applicable to The Scotts Company LLC Retirement Savings Plan and with respect to any Executive Management Incentive Pay (as defined in the ERP), Performance Award (as defined in the ERP) or other bonus awarded to such eligible employees. Pursuant to the terms of the ERP, each eligible employee has the right to elect an investment fund, including a fund consisting of Common Shares (the “Scotts Miracle-Gro Common Stock Fund”), against which amounts allocated to such employee’s account under the ERP, including employer contributions, will be benchmarked (all ERP accounts are bookkeeping accounts only and do not represent a claim against specific assets of the Company). Amounts allocated to employee accounts under the ERP represent deferred compensation obligations of the Company. The Company established the rabbi trust in order to assist the Company in discharging such deferred compensation obligations. When an eligible employee elects to benchmark some or all of the amounts allocated to such employee’s account against the Scotts Miracle-Gro Common Stock Fund, the trustee of the rabbi trust purchases the number of Common Shares equivalent to the amount so benchmarked. All Common Shares purchased by the trustee are purchased on the open market and are held in the rabbi trust until such time as they are distributed pursuant to the terms of the ERP. All assets of the rabbi trust, including any Common Shares purchased by the trustee, remain, at all times, assets of the Company, subject to the claims of its creditors. The terms of the ERP do not provide for a specified limit on the number of Common Shares that may be purchased by the trustee of the rabbi trust.

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

ITEM 6. EXHIBITS
See Index to Exhibits at page 70 for a list of the exhibits included herewith.

THE SCOTTS MIRACLE-GRO COMPANY
QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2018

INDEX TO EXHIBITS

EXHIBIT NO.	DESCRIPTION	LOCATION

10.1
Purchase Agreement, dated April 12, 2018, among Sunlight Supply, Inc., Sunlight Garden Supply, Inc., Sunlight Garden Supply, ULC, IP Holdings, LLC, Craig R. Hargreaves, Kim E. Hargreaves, Hawthorne Hydroponics LLC and The Scotts Miracle-Gro Company
*

10.2
Fifth Amended and Restated Credit Agreement, dated as of July 5, 2018, by and among The Scotts Miracle-Gro Company, as a Borrower; the Subsidiary Borrowers (as defined therein); JPMorgan Chase Bank, N.A., as Administrative Agent; Wells Fargo Bank, National Association, and Mizuho Bank, Ltd. as Co-Syndication Agents; CoBank, ACB, Bank of America, N.A., Fifth Third Bank, Coöperatieve Rabobank U.A., New York Branch, Sumitomo Mitsui Banking Corporation and TD Bank N.A, as Co-Documentation Agents; and the several other banks and other financial institutions from time to time parties thereto
Incorporated herein by reference to the Registrant’s Current Report on Form 8-K filed July 11, 2018 [Exhibit 10.1]

10.3
Fifth Amended and Restated Guarantee and Collateral Agreement, dated as of July 5, 2018, made by The Scotts Miracle-Gro Company, each domestic Subsidiary Borrower under the Fifth Amended and Restated Credit Agreement, and certain of its and their domestic subsidiaries, in favor of JPMorgan Chase Bank, N.A., as Administrative Agent
Incorporated herein by reference to the Registrant’s Current Report on Form 8-K filed July 11, 2018 [Exhibit 10.2]

10.4	First Supplemental Indenture, dated as July 17, 2018, by and among The Scotts Miracle-Gro Company, the Guarantors (as defined therein) and U.S. Bank National Association, as trustee	*

10.5	Second Supplemental Indenture, dated as July 17, 2018, by and among The Scotts Miracle-Gro Company, the Guarantors (as defined therein) and U.S. Bank National Association, as trustee	*

21	Subsidiaries of The Scotts Miracle-Gro Company	*

31.1	Rule 13a-14(a)/15d-14(a) Certifications (Principal Executive Officer)	*

31.2	Rule 13a-14(a)/15d-14(a) Certifications (Principal Financial Officer)	*

32	Section 1350 Certifications (Principal Executive Officer and Principal Financial Officer)	*

101.INS	XBRL Instance Document	*

101.SCH	XBRL Taxonomy Extension Schema	*

101.CAL	XBRL Taxonomy Extension Calculation Linkbase	*

101.DEF	XBRL Taxonomy Extension Definition Linkbase	*

101.LAB	XBRL Taxonomy Extension Label Linkbase	*

101.PRE	XBRL Taxonomy Extension Presentation Linkbase	*

*	Filed or furnished herewith

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

THE SCOTTS MIRACLE-GRO COMPANY

Date: August 8, 2018	/s/ THOMAS RANDAL COLEMAN
Printed Name: Thomas Randal Coleman
Title: Executive Vice President and Chief Financial Officer