Form 10-K
period 2018-09-30
SCOTTS MIRACLE-GRO CO
filed 2018-11-29
CIK 825542

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________________________________________________
Form 10-K
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended September 30, 2018
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
If an emerging growth company, indicate by check mark if the Registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.         ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☑
The aggregate market value of Common Shares (the only common equity of the registrant) held by non-affiliates (for this purpose, executive officers and directors of the registrant are considered affiliates) as of March 30, 2018 (the last business day of the most recently completed second quarter) was approximately $3,397,758,257.
There were 55,325,650 Common Shares of the registrant outstanding as of November 23, 2018.
______________________________________________________________
DOCUMENTS INCORPORATED BY REFERENCE:
Portions of the definitive Proxy Statement for the registrant’s 2019 Annual Meeting of Shareholders are incorporated by reference into Part III of this Annual Report on Form 10-K. Such Proxy Statement will be filed with the Securities and Exchange Commission within 120 days of the registrant’s fiscal year ended September 30, 2018.

PART I

ITEM 1.	BUSINESS
Company Description and Development of the Business
The discussion below describes the business conducted by The Scotts Miracle-Gro Company, an Ohio corporation (“Scotts Miracle-Gro” and, together with its subsidiaries, the “Company,” “we” or “us”), including general developments in the Company’s business during the fiscal year ended September 30, 2018 (“fiscal 2018”). For additional information on recent business developments, see “ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS” of this Annual Report on Form 10-K.
We are a leading manufacturer and marketer of branded consumer lawn and garden products in North America. Our products are marketed under some of the most recognized brand names in the industry. Our key consumer lawn and garden brands include Scotts® and Turf Builder® lawn and grass seed products; Miracle-Gro®, Nature’s Care®, Scotts®, LiquaFeed® and Osmocote®1 gardening and landscape products; and Ortho®, Roundup®2, Home Defense® and Tomcat® branded insect control, weed control and rodent control products. We are the exclusive agent of the Monsanto Company, a subsidiary of Bayer AG since June 2018 (“Monsanto”), for the marketing and distribution of Monsanto’s consumer Roundup® non-selective weedkiller products within the United States and certain other specified countries. We have a presence in similar branded consumer products in China and Latin America.
Through our Hawthorne segment, we are a leading manufacturer, marketer and distributor of nutrients, growing media, advanced indoor garden, lighting and ventilation systems and accessories for hydroponic gardening. Our key hydroponic gardening brands include General Hydroponics®, Gavita®, Botanicare®, Vermicrop®, Agrolux®, Can-Filters® and AeroGarden®. On June 4, 2018, our Hawthorne segment acquired substantially all of the assets and certain liabilities of Sunlight Supply, Inc., Sunlight Garden Supply, Inc., Sunlight Garden Supply, ULC, and IP Holdings, LLC, and all of the issued and outstanding equity interests of Columbia River Industrial Holdings, LLC (collectively “Sunlight Supply”). Sunlight Supply is the largest distributor of hydroponic products in the United States, and is engaged in the business of developing, manufacturing, marketing and distributing horticultural, organics, lighting and hydroponics products, including lighting fixtures, nutrients, seeds and growing media, systems, trays, fans, filters, humidifiers and dehumidifiers, timers, instruments, water pumps, irrigation supplies and hand tools. Prior to the transaction, Sunlight Supply served as a non-exclusive distributor of the Company. Sunlight Supply manufactures and markets branded hydroponic gardening products under key brands including Sun System®, Gro Pro®, Mother Earth®, Hurricane® and Grower's Edge®. See “Acquisitions” for further discussion.
Prior to August 31, 2017, we operated consumer lawn and garden businesses located in Australia, Austria, Belgium, Luxembourg, Czech Republic, France, Germany, Poland and the United Kingdom (the “International Business”). On April 29, 2017, we received a binding and irrevocable conditional offer (the “Offer”) from Exponent Private Equity LLP (“Exponent”) to purchase the International Business. On July 5, 2017, we accepted the Offer and entered into the Share and Business Sale Agreement (the “Purchase and Sale Agreement”) contemplated by the Offer. Pursuant to the Purchase and Sale Agreement, Scotts-Sierra Investments LLC, an indirect wholly-owned subsidiary of the Company, and certain of its direct and indirect subsidiaries entered into separate stock or asset sale transactions with respect to the International Business. The sale of the International Business to Exponent closed on August 31, 2017.
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
Scotts Miracle-Gro traces its heritage to a company founded by O.M. Scott in Marysville, Ohio in 1868. In the mid-1900s, we became widely known for the development of quality lawn fertilizers and grass seeds that led to the creation of a new industry-consumer lawn care. In the 1990s, we significantly expanded our product offering with three powerful leading brands in the U.S. home lawn and garden industry. In fiscal 1995, through a merger with Stern’s Miracle-Gro Products, Inc., which was founded by Horace Hagedorn and Otto Stern in Long Island, New York in 1951, we acquired the Miracle-Gro® brand, the industry leader in

________________________
[1] Osmocote® is a registered trademark of Everris International B.V., a subsidiary of Israel Chemicals Ltd.
[2] Roundup® is a registered trademark of Monsanto Technology LLC, a company affiliated with Monsanto Company.

water-soluble garden plant foods. In 1998, we acquired the Ortho® brand in the United States and obtained exclusive rights to market Monsanto’s consumer Roundup® brand within the United States and other contractually specified countries, thereby adding industry-leading weed, pest and disease control products to our portfolio. Today, we believe that Scotts®, Turf Builder®, Miracle-Gro®, Ortho® and Roundup® are among the most widely recognized brands in the consumer lawn and garden industry in the United States.
Business Segments
We divide our business into the following reportable segments:

•	U.S. Consumer

•	Hawthorne

•	Other
U.S. Consumer consists of our consumer lawn and garden business located in the geographic United States. Hawthorne consists of our indoor, urban and hydroponic gardening business. Other consists of our consumer lawn and garden business in geographies other than the U.S. and our product sales to commercial nurseries, greenhouses and other professional customers. Corporate consists of general and administrative expenses and certain other income/expense items not allocated to the business segments. This division of reportable segments is consistent with how the segments report to and are managed by our Chief Executive Officer (the chief operating decision maker of the Company). Financial information about these segments for each of the three fiscal years ended September 30, 2018, 2017 and 2016 is presented in “NOTE 22. SEGMENT INFORMATION” of the Notes to Consolidated Financial Statements included in this Annual Report on Form 10-K.
Principal Products and Services
In our reportable segments, we manufacture, market and sell lawn and garden products in the following categories:
Lawn Care: The lawn care category is designed to help users obtain and enjoy the lawn they want. Products within this category include lawn fertilizer products under the Scotts® and Turf Builder® brand names; grass seed products under the Scotts®, Turf Builder®, EZ Seed®, PatchMaster® and Thick’R Lawn® brand names; and lawn-related weed, pest and disease control products primarily under the Scotts® brand name, including sub-brands such as GrubEx®. The lawn care category also includes spreaders and other durables under the Scotts® brand name, including Turf Builder® EdgeGuard® spreaders and Handy Green® II handheld spreaders. In addition, we market outdoor cleaners under the Scotts® OxiCleanTM3 brand name.
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

________________________
[3] OxiCleanTM is a registered trademark of Church & Dwight Co., Inc.

Hydroponics: The hydroponic category is designed to help users grow plants, flowers and vegetables in an indoor or urban environment using little or no soil. Products within this category include horticultural, organic, lighting and hydroponics products, including lighting fixtures, nutrients, seeds and growing media, systems, trays, fans, filters, humidifiers and dehumidifiers, timers, instruments, water pumps, irrigation supplies and hand tools, and are marketed under the General Hydroponics®, Gavita®, Botanicare®, Vermicrop®, Agrolux®, Can-Filters®, Sun System®, Gro Pro®, Mother Earth®, Hurricane®, Grower's Edge® and AeroGarden® brand names.
Controls: The controls category is designed to help consumers protect their homes from pests and maintain external home areas. Insect control products are marketed under the Ortho® brand name, including Ortho Max®, Home Defense Max® and Bug B Gon Max® sub-brands, and the Roundup® brand name through Roundup® Bug Destroyer; rodent control products are marketed under the Tomcat® and Ortho® brands; selective weed control products are marketed under the Ortho® Weed B Gon® and Roundup® for Lawns sub-brands; and non-selective weed killer products are marketed under the Roundup® and Groundclear® brand names.
Marketing Agreement: We are Monsanto’s exclusive marketing agent for Monsanto’s consumer Roundup® non-selective weedkiller products in the United States and certain other specified countries. On May 15, 2015, we entered into an amendment (the “Marketing Agreement Amendment”) to the Amended and Restated Exclusive Agency and Marketing Agreement (as amended, the “Original Marketing Agreement”) with Monsanto and also entered into a lawn and garden brand extension agreement (the “Brand Extension Agreement”) and a commercialization and technology agreement (the “Commercialization and Technology Agreement”) with Monsanto. On August 31, 2017, in connection with the sale of the International Business, we entered into the Second Amended and Restated Agency and Marketing Agreement (the “Restated Marketing Agreement”) and the Amended and Restated Lawn and Garden Brand Extension Agreement - Americas (the “Restated Brand Extension Agreement”) to reflect the Company’s transfer and assignment to Exponent of the Company’s rights and responsibilities under the Original Marketing Agreement, as amended, and the Brand Extension Agreement relating to those countries and territories subject to the sale.
Under the terms of the Restated Marketing Agreement, we are jointly responsible with Monsanto for developing consumer and trade marketing programs for Monsanto’s consumer Roundup® non-selective weedkiller products in the countries where we serve as agent. We also provide sales, merchandising, warehousing and other selling and marketing support for these products. The Company performs other services, including manufacturing conversion services, pursuant to ancillary agreements. The Restated Brand Extension Agreement provides the Company an exclusive license in each country throughout the North American continent, South American continent, Israel and China to use the Roundup® brand on additional products offered by the Company outside of the non-selective weedkiller category within the residential lawn and garden market. The application of the Roundup® brand to these additional products is subject to a product review and approval process developed between the Company and Monsanto. For additional details regarding the Restated Marketing Agreement, the Restated Brand Extension Agreement and the Commercialization and Technology Agreement, see “ITEM 1A. RISK FACTORS — In the event the Restated Marketing Agreement for Monsanto’s consumer Roundup® products terminates, we would lose a substantial source of future earnings and overhead expense absorption” of this Annual Report on Form 10-K and “NOTE 6. MARKETING AGREEMENT” of the Notes to Consolidated Financial Statements included in this Annual Report on Form 10-K.
Acquisitions
2018
On October 2, 2017, our Hawthorne segment acquired the remaining 25% noncontrolling interest in Gavita Holdings B.V., and its subsidiaries (collectively, “Gavita”), including Agrolux Holding B.V. (now known as Hawthorne Lighting B.V.), and its subsidiaries (collectively, “Agrolux”), for $69.2 million, plus payment of contingent consideration of $3.0 million.
On October 11, 2017, our Hawthorne segment completed the acquisition of substantially all of the U.S. and Canadian assets of Can-Filters Group Inc. (“Can-Filters”) for $74.1 million. Based in British Columbia, Can-Filters is a leading wholesaler of ventilation products for indoor and hydroponic gardening and industrial markets worldwide.
On June 4, 2018, our Hawthorne segment acquired substantially all of the assets and certain liabilities of Sunlight Supply. Sunlight Supply, based in Vancouver, Washington, is a leading developer, manufacturer, marketer and distributer of horticultural, organics, lighting, and hydroponics products, and served as a non-exclusive distributor of our products prior to the transaction. The estimated purchase price of Sunlight Supply was $459.1 million.
2017
On October 3, 2016, our Hawthorne segment completed the acquisition of American Agritech, L.L.C., d/b/a Botanicare (“Botanicare”), an Arizona-based leading producer of plant nutrients, plant supplements and growing systems used for hydroponic gardening, for $92.6 million.

On November 29, 2016, our wholly-owned subsidiary SMG Growing Media, Inc. fully exercised its outstanding warrants to acquire additional shares of common stock of AeroGrow International, Inc. (“AeroGrow”) for $8.1 million, which increased our percentage ownership of AeroGrow’s outstanding shares of common stock (on a fully diluted basis) from 45% to 80%. AeroGrow is a developer, marketer, direct-seller, and wholesaler of advanced indoor garden systems designed for consumer use in gardening, and home and office décor markets. AeroGrow operates primarily in the United States and Canada, as well as select countries in Europe, Asia and Australia.
During the first quarter of fiscal 2017, our U.S. Consumer segment also completed two acquisitions of companies whose products support our focus on the emerging areas of water positive landscapes and internet-enabled technology for an aggregate purchase price of $3.2 million.
On May 26, 2017, our majority-owned subsidiary Gavita completed the acquisition of Agrolux for $21.8 million. Agrolux, based in the Netherlands, is a worldwide supplier of horticultural lighting.
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
2015
On March 30, 2015, our Hawthorne segment acquired the assets of General Hydroponics, Inc. (“General Hydroponics”) and Bio-Organic Solutions, Inc. (“Vermicrop”) for $120.0 million and $15.0 million, respectively. The Vermicrop purchase price was paid in common shares of Scotts Miracle-Gro (“Common Shares”) based on the average share price at the time of payment. General Hydroponics and Vermicrop are leading producers of liquid plant food products, growing media and accessories for hydroponic gardening.
On May 15, 2015, we amended our Original Marketing Agreement with Monsanto and entered into a lawn and garden brand extension agreement, and a commercialization and technology agreement with Monsanto gaining certain rights and protections pursuant to the agreements. We paid Monsanto $300.0 million in consideration for these agreements on August 14, 2015.
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

Divestitures
On April 29, 2017, we received the Offer from Exponent to purchase the International Business for approximately $250.0 million (subject to potential adjustment following closing in respect of the actual financial position at closing) and a deferred payment amount of up to $23.8 million. On July 5, 2017, we accepted the Offer and entered into the Agreement contemplated by the Offer. On August 31, 2017, we completed the sale of the International Business for cash proceeds of $150.6 million at closing, which was net of a closing statement adjustment for expected financial position at closing and net of seller financing provided by us of $29.7 million. This transaction included the sale of our consumer lawn and garden businesses located in Australia, Austria, Belgium, Luxembourg, Czech Republic, France, Germany, Poland and the United Kingdom. On August 31, 2017, in connection with, and as a condition to, the consummation of the sale of the International Business, we entered into the Restated Marketing Agreement and Restated Brand Extension Agreement with Monsanto reflecting our transfer and assignment, to the purchaser of the International Business, of the rights and responsibilities under the Original Marketing Agreement, as amended, and the Brand Extension Agreement relating to those countries and territories subject to the sale.
On April 13, 2016, we contributed the SLS Business to the TruGreen Joint Venture in exchange for a minority equity interest of approximately 30% in the TruGreen Joint Venture, which had an initial fair value of $294.0 million, and received a tax-deferred cash distribution of $196.2 million, partially offset by an investment of $18.0 million in second lien term loan financing provided by us to the TruGreen Joint Venture. During the fourth quarter of fiscal 2017, we received an $87.1 million distribution from the TruGreen Joint Venture.
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
Principal Markets and Methods of Distribution
We sell our products primarily to home centers, mass merchandisers, warehouse clubs, large hardware chains, independent hardware stores, nurseries, garden centers, e-commerce platforms, food and drug stores, indoor gardening and hydroponic product distributors and retailers through both a direct sales force and our network of brokers and distributors. In addition, during fiscal 2018, we employed approximately 2,500 full-time and seasonal in-store associates within the United States to help our retail partners merchandise their lawn and garden departments directly to consumers of our products.
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
Raw Materials
We purchase raw materials for our products from various sources. We are subject to market risk as a result of the fluctuating prices of raw materials such as urea and other fertilizer inputs, resins, diesel, gasoline, natural gas, sphagnum peat, bark and grass seed. Our objectives surrounding the procurement of these materials are to ensure continuous supply, minimize costs and improve predictability. We seek to achieve these objectives through negotiation of contracts with favorable terms directly with vendors. When appropriate, we commit to purchase a certain percentage of our needs in advance of the lawn and garden season to secure pre-determined prices. We also hedge certain commodities, particularly diesel, resin and urea, to improve cost predictability and control. Sufficient raw materials were available during fiscal 2018.
Trademarks, Patents and Licenses
We consider our trademarks, patents and licenses to be key competitive advantages. We pursue a vigorous trademark protection strategy consisting of registration, renewal and maintenance of key trademarks and proactive monitoring and enforcement activities to protect against infringement. The Scotts®, Miracle-Gro®, Ortho®, Tomcat®, Hyponex®, Earthgro®, General Hydroponics®, Vermicrop®, Gavita®, Botanicare®, Agrolux®, Sun System®, Mother Earth® and Can-Filters® brand names and logos, as well as a number of product trademarks, including Turf Builder®, EZ Seed®, Organic Choice®, Nature’s Care®, Home Defense Max®, Nature Scapes®, Weed B Gon® and Roundup® for Lawns are registered in the United States and/or internationally and are considered material to our business.

In addition, we actively develop and maintain an extensive portfolio of utility and design patents covering subject matters such as fertilizer, weed killer, chemical and growing media compositions and processes; grass seed varieties; and mechanical dispensing devices such as applicators, spreaders and sprayers. Our utility patents provide protection generally extending to 20 years from the date of filing, and many of our patents will continue well into the next decade. We also hold exclusive and non-exclusive patent licenses and supply arrangements, permitting the use and sale of additional patented fertilizers, pesticides and mechanical devices. Although our portfolio of patents and patent licenses is important to our success, no single patent or group of related patents is considered significant to any of our business segments or the business as a whole.
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
Significant Customers
We sell our products primarily to home centers, mass merchandisers, warehouse clubs, large hardware chains, independent hardware stores, nurseries, garden centers, e-commerce platforms, food and drug stores, indoor gardening and hydroponic product distributors and retailers through both a direct sales force and our network of brokers and distributors.
Our three largest customers are Home Depot, Lowe’s and Walmart, which are reported within the U.S. Consumer segment and are the only customers that, during any of the periods in question, individually represent more than 10% of reported consolidated net sales. For additional details regarding significant customers, see “ITEM 1A. RISK FACTORS — Because of the concentration of our sales to a small number of retail customers, the loss of one or more of, or a significant reduction in orders from, our top customers could adversely affect our financial results” of this Annual Report on Form 10-K and “NOTE 20.  CONCENTRATIONS OF CREDIT RISK” of the Notes to Consolidated Financial Statements included in this Annual Report on Form 10-K.
Competitive Marketplace
The markets in which we sell our products are highly competitive. We compete primarily on the basis of product innovation, product quality, product performance, value, brand strength, supply chain competency, field sales support, in-store sales support, the strength of our relationships with major retailers, distributors and advertising.
In the lawn and garden, pest control and indoor gardening and hydroponic markets, our products compete against private-label as well as branded products. Primary competitors include Spectrum Brands Holdings, Inc., Central Garden & Pet Company, Enforcer Products, Inc., Kellogg Garden Products, Oldcastle Retail, Inc., Lebanon Seaboard Corporation, Reckitt Benckiser Group plc, FoxFarm Soil & Fertilizer Company, Nanolux Technology, Inc., Sun Gro Horticulture, Inc., Advanced Nutrients, Ltd. and Hydrofarm, LLC. In addition, we face competition from smaller regional competitors who operate in many of the areas where we compete.
In Canada, we face competition in the lawn and garden market from Premier Tech Ltd. and a variety of local companies including private label brands.
Research and Development
We continually invest in research and development, both in the laboratory and at the consumer level, to improve our products, manufacturing processes, packaging and delivery systems. Spending on research and development was $42.5 million, $39.9 million and $36.0 million in fiscal 2018, fiscal 2017 and fiscal 2016, respectively, including product registration costs of $11.4 million, $10.6 million and $10.6 million, respectively. In addition to the benefits of our own research and development, we actively seek ways to leverage the research and development activities of our suppliers and other business partners.

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
Regulatory Matters
We are subject to various environmental proceedings, the majority of which are for site remediation. At September 30, 2018, $4.4 million was accrued for such environmental matters. During fiscal 2018, fiscal 2017 and fiscal 2016, we expensed $1.6 million, $1.1 million and $0.3 million, respectively, for such environmental matters. We had no material capital expenditures during the last three fiscal years related to environmental or regulatory matters.
Employees
As of September 30, 2018, we employed approximately 5,150 employees. During peak sales and production periods, we employed approximately 5,750 employees, including seasonal and temporary labor.
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
Cautionary Note Regarding Forward-Looking Statements
This Annual Report on Form 10-K, including the exhibits hereto and the information incorporated by reference herein, as well as our 2018 Annual Report to Shareholders (our “2018 Annual Report”), contain “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which are subject to risks and uncertainties. Information regarding activities, events and developments that we expect or anticipate will or may occur in the future, including, but not limited to, information relating to our future growth and profitability targets and strategies designed to increase total shareholder value, are forward-looking statements based on management’s estimates, assumptions and projections. Forward-looking statements also include, but are not limited to, statements regarding our future economic and financial condition and results of operations, the plans and objectives of management and our assumptions regarding our performance and such plans and objectives, as well as the amount and timing of repurchases of our Common Shares or other uses of cash flows. Forward-looking statements generally can be identified through the use of words such as “guidance,” “outlook,” “projected,” “believe,” “target,” “predict,” “estimate,” “forecast,” “strategy,” “may,” “goal,” “expect,” “anticipate,” “intend,” “plan,” “foresee,” “likely,” “will,” “should” and other similar words and variations.
Forward-looking statements contained in this Annual Report on Form 10-K and our 2018 Annual Report are predictions only and actual results could differ materially from management’s expectations due to a variety of factors, including those described below. All forward-looking statements attributable to us or persons working on our behalf are expressly qualified in their entirety by such risk factors.
The forward-looking statements that we make in this Annual Report on Form 10-K and our 2018 Annual Report are based on management’s current views and assumptions regarding future events and speak only as of their dates. We disclaim any obligation to update developments of these risk factors or to announce publicly any revisions to any of the forward-looking statements that we make, or to make corrections to reflect future events or developments, except as required by the federal securities laws.
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
In addition, the use of certain pesticide and fertilizer products (including pesticide products that contain glyphosate) is regulated by various local, state, federal and foreign environmental and public health agencies. These regulations may, among other things, ban the use of certain ingredients contained in such products or require (i) that only certified or professional users apply the product, (ii) that certain products be used only on certain types of locations, (iii) users to post notices on properties to which products have been or will be applied, and (iv) notification to individuals in the vicinity that products will be applied in the future. Even if we are able to comply with all such regulations and obtain all necessary registrations and licenses, we cannot provide assurance that our products, particularly pesticide products, will not cause or be alleged to cause injury to the environment or to people under all circumstances, even when used improperly or contrary to instructions. The costs of compliance, remediation or products liability have adversely affected operating results in the past and could materially adversely affect future quarterly or annual operating results.
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
Damage to our reputation or the reputation of our products or products we market on behalf of third parties could have an adverse effect on our business.
Maintaining our strong reputation and a strong reputation of our products and products we market on behalf of third parties with both consumers and our retail customers is a key component in our success. Product recalls, our inability to ship, sell or transport affected products, governmental actions, investigations or other legal proceedings, and adverse media commentary may harm our reputation and hinder the acceptance by consumers of our products or products we market on behalf of third parties (including Monsanto’s consumer Roundup® non-selective weedkiller products). In addition to effects on consumer behavior, retailers could decide to stop carrying those products which may materially and adversely affect our business operations, reduce sales and increase costs.
In addition, notwithstanding the weight of scientific evidence supporting the safety of these products, claims or allegations that our products or products we market on behalf of third parties are not safe could adversely affect us and contribute to the risk we will be subjected to legal action.  We manufacture a variety of products, such as fertilizers, growing media, pesticides, and herbicides, and also serve as marketer for Monsanto’s consumer Roundup® non-selective weedkiller products.  On occasion, allegations are made that some of these products have failed to perform up to expectations, are inappropriately labeled, contain insufficient instructions or have caused damage or injury to individuals or property. Public commentary by media agencies or non-governmental organizations and/or litigation-related assertions, even when such commentary or assertions may be inaccurate, may lead consumers or our retail customers to believe that certain of our products or products we market on behalf of third parties may be unsafe.  For example, notwithstanding the weight of scientific evidence and regulatory determinations supporting the safety of glyphosate, recent litigation involving Monsanto’s consumer Roundup® non-selective glyphosate-containing weedkiller products has led to negative publicity and consumer sentiment with respect to these products and Monsanto’s Roundup® brand and may lead to similar effects with respect to certain of our other glyphosate-containing products.  As another example, based on reports of contamination at a third-party supplier’s vermiculite mine, the public may perceive that some of our products manufactured in the past using vermiculite are or may be contaminated in a way that makes them unsafe.
Even when inaccurate or not supported by the scientific evidence, claims and allegations that our products or products we market on behalf of third parties are not safe could impair our reputation, the reputation of our products or the reputation of products we market on behalf of third parties, involve us in litigation, damage our brand names and have a material adverse effect on our business.

Certain of our products may be purchased for use in new and emerging industries or segments and/or be subject to varying, inconsistent, and rapidly changing laws, regulations, administrative practices, enforcement approaches, judicial interpretations, and consumer perceptions.
We sell products, including hydroponic gardening products, that end users may purchase for use in new and emerging industries or segments, including the growing of cannabis, that may not grow or achieve market acceptance in a manner that we can predict. The demand for these products depends on the uncertain growth of these industries or segments.
 In addition, we sell products that end users may purchase for use in industries or segments, including the growing of cannabis, that are subject to varying, inconsistent, and rapidly changing laws, regulations, administrative practices, enforcement approaches, judicial interpretations, and consumer perceptions.  For example, certain countries and 33 U.S. states have adopted frameworks that authorize, regulate, and tax the cultivation, processing, sale, and use of cannabis for medicinal and/or non-medicinal use, while the U.S. Controlled Substances Act and the laws of other U.S. states prohibit growing cannabis.
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
We utilize hedge agreements periodically to fix the prices of a portion of our urea, resin and fuel needs. The hedge agreements are designed to mitigate the earnings and cash flow fluctuations associated with the costs of urea, resin and fuel. In periods of declining prices, utilizing these hedge agreements may effectively increase our expenditures for these raw materials.
Our hedging arrangements expose us to certain counterparty risks.
In addition to commodity hedge agreements, we utilize interest rate swap agreements to manage the net interest rate risk inherent in our sources of borrowing as well as foreign currency forward contracts to manage the exchange rate risk associated with certain intercompany loans with foreign subsidiaries and other approved transactional currency exposures. Utilizing these hedge agreements exposes us to certain counterparty risks. The failure of one or more of the counterparties to fulfill their obligations under the hedge agreements, whether as a result of weakening financial stability or otherwise, could adversely affect our financial condition, results of operations or cash flows.

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
Our future success depends on creating and successfully competing in markets for our products including our ability to improve our existing product lines and products and to develop, manufacture and market new product lines and products to meet evolving consumer needs, as well as our ability to leverage new media such as digital media and social networks to reach existing and potential consumers. We cannot be certain that we will be successful in developing, manufacturing and marketing new product lines and products or product innovations which satisfy consumer needs or achieve market acceptance, or that we will develop, manufacture and market new product lines and products or product innovations in a timely manner. If we fail to successfully develop, manufacture and market new product lines and products or product innovations, or if we fail to reach existing and potential consumers, our ability to maintain or grow our market share may be adversely affected, which in turn could materially adversely affect our business, financial condition and results of operations. In addition, the development and introduction of new product lines and products and product innovations require substantial research, development and marketing expenditures, which we may be unable to recoup if such new product lines, products or innovations do not achieve market acceptance.
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
If we are unable to effectively execute our e-commerce business, our reputation and operating results may be harmed.
We sell certain of our products over the Internet through our online store, which represents a small but growing percentage of our overall net sales concentrated mostly in our Hawthorne segment. The success of our e-commerce business depends on our investment in this platform, consumer preferences and buying trends relating to e-commerce, and our ability to both maintain the continuous operation of our online store and our fulfillment operations and provide a shopping experience that will generate orders and return visits to our online store.
We are also vulnerable to certain additional risks and uncertainties associated with our e-commerce business, including: changes in required technology interfaces; website downtime and other technical failures; costs and technical issues associated with website software, systems and technology investments and upgrades; data and system security; system failures, disruptions and breaches and the costs to address and remedy such failures, disruptions or breaches; computer viruses; and changes in and compliance with applicable federal and state regulations. In addition, our efforts to remain competitive with technology trends, including the use of new or improved technology, creative user interfaces and other e-commerce marketing tools such as paid search and mobile applications, among others, may increase our costs and may not increase sales or attract consumers. Our failure to successfully respond to these risks and uncertainties might adversely affect the sales of our e-commerce business, as well as damage our reputation and brands.
Additionally, the success of our e-commerce business and the satisfaction of our consumers depend on their timely receipt of our products. The efficient delivery of our products to our consumers requires that our distribution centers have adequate capacity to support the current level of e-commerce operations and any anticipated increased levels that may occur as a result of the growth of our e-commerce business. If we encounter difficulties with our distribution centers, or if any distribution centers shut down for any reason, including as a result of fire or other natural disaster, we could face shortages of inventory, resulting in out of stock conditions in our online store, and we could incur significantly higher costs and longer lead times associated with distributing our products to our consumers and experience dissatisfaction from our consumers.  Any of these issues could have a material adverse effect on our business and harm our reputation.
Because of the concentration of our sales to a small number of retail customers, the loss of one or more of, or a significant reduction in orders from, our top customers could adversely affect our financial results.
Our top three retail customers together accounted for 61% of our fiscal 2018 net sales and 57% of our outstanding accounts receivable as of September 30, 2018. The loss of, or reduction in orders from, our top three retail customers, Home Depot, Lowe’s, and Walmart, or any other major customer for any reason (including, for example, changes in a retailer’s strategy, claims or allegations that our products or products we market on behalf of third parties are unsafe, a decline in consumer demand, regulatory, legal or other external pressures or a change in marketing strategy) could have a material adverse effect on our business, financial condition, results of operations and cash flows, as could customer disputes regarding shipments, fees, merchandise condition or related matters. Our inability to collect accounts receivable from one of our major customers, or a significant deterioration in the financial condition of one of these customers, including a bankruptcy filing or a liquidation, could also have a material adverse effect on our financial condition, results of operations and cash flows.
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
We rely on third parties to manufacture certain of our products. This reliance generates a number of risks, including decreased control over the production process, which could lead to production delays or interruptions and inferior product quality control. In addition, performance problems at these third-party manufacturers could lead to cost overruns, shortages or other problems, which could increase our costs of production or result in delivery delays to our customers.
In addition, if one or more of our third-party manufacturers becomes insolvent or unwilling to continue to manufacture products of acceptable quality, at acceptable costs and in a timely manner, our ability to deliver products to our retail customers could be significantly impaired. Substitute manufacturers might not be available or, if available, might be unwilling or unable to manufacture the products we need on acceptable terms. Moreover, if customer demand for our products increases, we may be unable to secure sufficient additional capacity from our current third-party manufacturers, or others, on commercially reasonable terms, or at all.
Our reliance on a limited base of suppliers may result in disruptions to our business and adversely affect our financial results.
Although we continue to implement risk-mitigation strategies for single-source suppliers, we also rely on a limited number of suppliers for certain of our raw materials, product components and other necessary supplies, including certain active ingredients used in our products. If we are unable to maintain supplier arrangements and relationships, if we are unable to contract with suppliers at the quantity and quality levels needed for our business, or if any of our key suppliers becomes insolvent or experience other financial distress, we could experience disruptions in production, which could have a material adverse effect on our financial condition, results of operations and cash flows.

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
As of September 30, 2018, we had $2.0 billion of debt and $985.5 million was available to be borrowed under our credit agreement. Our inability to meet restrictive financial and non-financial covenants associated with that debt, or to generate sufficient cash flow to repay maturing debt, could adversely affect our financial condition.
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
We operate manufacturing, sales and service facilities outside of the United States, particularly in Canada, Mexico, China, Norway and The Netherlands. Accordingly, we are subject to risks associated with operating in foreign countries, including:

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
Additionally, in the normal course of our business, we collect, store and transmit proprietary and confidential information regarding our customers, employees, suppliers and others, including personally identifiable information. An operational failure or breach of security from increasingly sophisticated cyber threats could lead to loss, misuse or unauthorized disclosure of this information about our employees or customers, which may result in regulatory or other legal proceedings, and have a material adverse effect on our business and reputation. We also may not have the resources or technical sophistication to anticipate or prevent rapidly-evolving types of cyber attacks. Any such attacks or precautionary measures taken to prevent anticipated attacks may result in increasing costs, including costs for additional technologies, training and third party consultants. The losses incurred from a breach of data security and operational failures as well as the precautionary measures required to address this evolving risk may adversely impact our financial condition, results of operations and cash flows.
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
In the event the Restated Marketing Agreement for Monsanto’s consumer Roundup® products terminates or Monsanto’s consumer Roundup® business materially declines, we would lose a substantial source of future earnings and overhead expense absorption.
If we (i) become insolvent, (ii) commit a material breach, material fraud or material misconduct under the Restated Marketing Agreement, (iii) experience a change of control of the Company (subject to certain exceptions), or (iv) impermissibly assign our rights or delegate our obligations under the Restated Marketing Agreement, Monsanto may terminate the Restated Marketing Agreement without paying a termination fee to the Company, subject to certain terms and conditions as set forth in the applicable agreements. Monsanto may also terminate the Restated Marketing Agreement in the event of a change of control of Monsanto or a sale of the Roundup® business effective at the end of the fifth full year after providing notice of termination, subject to certain terms and conditions as set forth in the applicable agreements, but Monsanto would have to pay a termination fee to the Company.
If circumstances exist or otherwise develop that result in a material decline in Monsanto’s consumer Roundup® business, we would seek to mitigate the impact of such decline on us by exercising various rights and remedies under the Restated Marketing Agreement and applicable law; we cannot, however, provide any assurance that our exercise of such rights or remedies would produce the desired outcomes or that a material decline in Monsanto’s consumer Roundup® business would not have a material adverse effect on our business, financial condition or results of operations.
In the event that the Restated Marketing Agreement terminates or Monsanto’s consumer Roundup® business materially declines, we would lose all, or a substantial portion, of the significant source of earnings and overhead expense absorption the Restated Marketing Agreement provides.
For additional information regarding the Restated Marketing Agreement including certain of our rights and remedies under the Restated Marketing Agreement, see “NOTE 6. MARKETING AGREEMENT” of the Notes to Consolidated Financial Statements included in this Annual Report on Form 10-K.
Hagedorn Partnership, L.P. beneficially owns approximately 27% of our Common Shares and can significantly influence decisions that require the approval of shareholders.
Hagedorn Partnership, L.P. beneficially owned approximately 27% of our outstanding Common Shares on a fully diluted basis as of November 23, 2018. As a result, it has sufficient voting power to significantly influence the election of directors and the approval of other actions requiring the approval of our shareholders, including the entering into of certain business combination transactions. In addition, because of the percentage of ownership and voting concentration in Hagedorn Partnership, L.P., elections of our board of directors will generally be within the control of Hagedorn Partnership, L.P. While all of our shareholders are entitled to vote on matters submitted to our shareholders for approval, the concentration of our Common Shares and voting control presently lies with Hagedorn Partnership, L.P. As such, it would be difficult for shareholders to propose and have approved proposals not supported by Hagedorn Partnership, L.P. Hagedorn Partnership, L.P.’s interests could differ from, or be in conflict with, the interests of other shareholders.
While we have, over the past few years, increased the rate of cash dividends on, and engaged in repurchases of, our Common Shares, any future decisions to reduce or discontinue paying cash dividends to our shareholders or repurchasing our Common Shares pursuant to our previously announced repurchase program could cause the market price for our Common Shares to decline.
Our payment of quarterly cash dividends on and repurchase of our Common Shares pursuant to our stock repurchase program are subject to, among other things, our financial position and results of operations, available cash and cash flow, capital requirements, and other factors. We have, over the past few years, increased the rate of cash dividends on, and repurchases of, our Common Shares. In the fourth quarter of fiscal 2018, we increased the amount of our quarterly cash dividend by 4% to $0.55 per Common Share. The total remaining share repurchase authorization as of September 30, 2018 is $285.4 million.
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
We are involved in legal proceedings and are subject to investigations, inspections, audits, inquiries and similar actions by governmental authorities, arising in the course of our business (see the discussion “ITEM 3 LEGAL PROCEEDINGS” of this Annual Report on Form 10-K).  Legal proceedings, in general, can be expensive and disruptive.  Some of these suits may purport or may be determined to be class actions and/or involve parties seeking large and/or indeterminate amounts of damages, including punitive or exemplary damages, and may remain unresolved for several years.  For example, product liability claims challenging the safety of our products or products we market on behalf of third parties may also result in a decline in sales for a particular product and could damage the reputation or the value of related brands.
From time to time, we are also involved in legal proceedings as a plaintiff involving contract, intellectual property and other matters.  We cannot predict with certainty the outcomes of these legal proceedings and other contingencies, and the costs incurred in litigation can be substantial, regardless of the outcome.  Substantial unanticipated verdicts, fines and rulings do sometimes occur.  As a result, we could from time to time incur judgments, enter into settlements or revise our expectations regarding the outcome of certain matters, and such developments could have a material adverse effect on our results of operations in the period in which the amounts are accrued and/or our cash flows in the period in which the amounts are paid.  The outcome of some of these legal proceedings and other contingencies could require us to take, or refrain from taking, actions which could negatively affect our operations and, depending on the nature of the allegations, could negatively impact our reputation or the reputation of products we market on behalf of third parties.  Additionally, defending against these legal proceedings may involve significant expense and diversion of management’s attention and resources.

ITEM 1B.	UNRESOLVED STAFF COMMENTS
None.

ITEM 2.	PROPERTIES
Our corporate headquarters is located in Marysville, Ohio, where we own approximately 706 acres of land and lease approximately 24 acres of land. In addition, we own and lease numerous industrial, commercial and office properties located in North America, Europe and Asia that support the management, manufacturing, distribution and research and development of our products and services. We believe our properties are suitable and adequate to serve the needs of our business and that our leased properties are subject to appropriate lease agreements.
The Company has 45 owned properties and 92 leased properties. These properties are located in the following countries:

Location	Owned	Leased
United States	35	71
Mexico	—	2
Canada	10	12
China	—	4
The Netherlands	—	3
Total	45	92
We own or lease 73 manufacturing properties, 14 distribution properties and three research and development properties in the United States. We own or lease 19 manufacturing and one distribution property in Canada, one manufacturing and two distribution properties in the Netherlands, one manufacturing property in China and one distribution property in Mexico. Most of the manufacturing properties, which include growing media properties and peat harvesting properties, have production lines, warehouses, offices and field processing areas.

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
In connection with the sale of wild bird food products that were the subject of a voluntary recall in 2008, the Company, along with its Chief Executive Officer, have been named as defendants in four actions filed on and after June 27, 2012, which have been consolidated, and, on March 31, 2017, certified as a class action in the United States District Court for the Southern District of California as In re Morning Song Bird Food Litigation, Lead Case No. 3:12-cv-01592-JAH-AGS. The plaintiffs allege various statutory and common law claims associated with the Company’s sale of wild bird food products and a plea agreement entered into in previously pending government proceedings associated with such sales. The plaintiffs allege, among other things, a class action on behalf of all persons and entities in the United States who purchased certain bird food products. The plaintiffs assert: (i) hundreds of millions of dollars in monetary damages (actual, compensatory, consequential, and restitution); (ii) punitive and treble damages; (iii) injunctive and declaratory relief; (iv) pre-judgment and post-judgment interest; and (v) costs and attorneys’ fees. The Company and its Chief Executive Officer dispute the plaintiffs’ assertions and have vigorously defended the consolidated action. As a result of the parties reaching an agreement in principle to settle this matter, which the parties are in the process of finalizing and which remains subject to Court approval, the Company recognized a pre-tax charge of $85.0 million for a probable loss related to this matter for the year ended September 30, 2018 in the “Income (loss) from discontinued operations, net of tax” line in the Consolidated Statements of Operations. There can be no assurance that future developments with respect to this action, whether as a result of an adverse outcome or as a result of significant defense costs, will not have a material adverse effect on the Company’s financial condition, results of operations or cash flows.
The Company has been named as a defendant in In re Scotts EZ Seed Litigation, Case No. 12-cv-4727 (VB), a New York and California class action lawsuit filed August 9, 2012 in the United States District Court for the Southern District of New York that asserts claims under false advertising and other legal theories based on a marketing statement on the Company’s EZ Seed grass seed product from 2009 to 2012. The plaintiffs seek, on behalf of themselves and purported class members, various forms of monetary and non-monetary relief, including statutory damages that they contend could amount to hundreds of millions of dollars. The Company has defended the action vigorously, and disputes the plaintiffs’ claims and theories, including the recoverability of statutory damages. In 2017, the Court eliminated certain claims, narrowed the case in certain respects, and permitted the case to continue proceeding as a class action. On August 7, 2017, the Court requested briefs on the Company’s request for interlocutory review of issues relating to the recoverability of statutory damages in a class action by the United States Court of Appeals for the Second Circuit and, on August 31, 2017, approved that request. On January 8, 2018, however, the Second Circuit denied the interlocutory appeal request. The parties engaged in mediation on April 9, 2018 and agreed in principle to a preliminary settlement of the outstanding claims on April 10, 2018. The preliminary settlement would require the Company to pay certain attorneys’ and administrative fees and provide certain payments to the class members. The preliminary settlement will not be finalized until after the court approves the settlement and a claims process determines the payments to be provided to the class members. The date of the final settlement approval hearing with the court is December 19, 2018. During fiscal 2018, the Company recognized a charge of $11.7 million for a probable loss related to this matter within the “Impairment, restructuring and other” line in the Consolidated Statements of Operations. The resolution of the claims process may result in additional losses in excess of the amount accrued, however, the Company does not believe a reasonably possible loss in excess of the amount accrued would be material to, nor have a material adverse effect on, the Company’s financial condition, results of operations or cash flows.
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

ITEM 4.  MINE SAFETY DISCLOSURE
Not Applicable.

SUPPLEMENTAL ITEM.  EXECUTIVE OFFICERS OF THE REGISTRANT
The executive officers of Scotts Miracle-Gro, their positions and, as of November 23, 2018, their ages and years with Scotts Miracle-Gro (and its predecessors) are set forth below.

Name	Age	Position(s) Held	Years with Company
James Hagedorn	63	Chief Executive Officer and Chairman of the Board	31
Michael C. Lukemire	60	President and Chief Operating Officer	22
Thomas R. Coleman	49	Executive Vice President and Chief Financial Officer	19
Ivan C. Smith	49	Executive Vice President, General Counsel, Corporate Secretary and Chief Compliance Officer	15
Denise S. Stump	64	Executive Vice President, Global Human Resources and Chief Ethics Officer	18
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
The Common Shares trade on the New York Stock Exchange under the symbol “SMG.”

On August 3, 2016, Scotts Miracle-Gro announced that its Board of Directors had increased the quarterly cash dividend to $0.50 per Common Share, which was paid in September of fiscal 2016 and December, March and June of fiscal 2017. On August 1, 2017, Scotts Miracle-Gro announced that its Board of Directors had further increased the quarterly cash dividend to $0.53 per Common Share, which was paid in September of fiscal 2017 and December, March and June of fiscal 2018. On August 6, 2018, the Scotts Miracle-Gro Board of Directors approved an increase in the quarterly cash dividend from $0.53 to $0.55 per Common Share, which was paid in September of fiscal 2018.

The payment of future dividends, if any, on the Common Shares will be determined by the Board of Directors in light of conditions then existing, including the Company’s earnings, financial condition and capital requirements, restrictions in financing agreements, business conditions and other factors. On July 5, 2018, the Company entered into a fifth amended and restated credit agreement (the “Fifth A&R Credit Agreement”), which allows the Company to make unlimited restricted payments (as defined in the Fifth A&R Credit Agreement), including dividend payments and Common Share repurchases, as long as the leverage ratio resulting from the making of such restricted payments is 4.00 or less. Otherwise, the Company may make further restricted payments in an aggregate amount for each fiscal year not to exceed the amount set forth in the Fifth A&R Credit Agreement for such fiscal year ($200.0 million for fiscal 2019 and $225.0 million for fiscal 2020 and thereafter). The Company’s leverage ratio was 4.23 at September 30, 2018 and restricted payments for fiscal 2018 were within the amounts allowed by the Fifth A&R Credit Agreement. See “NOTE 11. DEBT” of the Notes to Consolidated Financial Statements included in this Annual Report on Form 10-K for further discussion regarding the restrictions on dividend payments.
As of November 23, 2018, there were approximately 147,000 shareholders, including holders of record and our estimate of beneficial holders.

The following table shows the purchases of Common Shares made by or on behalf of Scotts Miracle-Gro or any “affiliated purchaser” (as defined in Rule 10b-18(a)(3) under the Securities Exchange Act of 1934, as amended) of Scotts Miracle-Gro for each of the three fiscal months in the quarter ended September 30, 2018:

Period	Total Number of Common Shares Purchased(1)	Average Price Paid per Common Share(2)	Total Number of Common Shares Purchased as Part of Publicly Announced Plans or Programs(3)	Approximate Dollar Value of Common Shares That May Yet be Purchased Under the Plans or Programs(3)
July 1 through July 28, 2018	39,267	$83.01	38,038	$294,992,929
July 29 through August 25, 2018	61,075	$75.89	59,010	$290,512,386
August 26 through September 30, 2018	68,391	$76.89	66,094	$285,432,143
Total	168,733	$77.95	163,142

(1)
All of the Common Shares purchased during the fourth quarter of fiscal 2018 were purchased in open market transactions. The total number of Common Shares purchased during the quarter includes 5,591 Common Shares purchased by the trustee of the rabbi trust established by the Company as permitted pursuant to the terms of The Scotts Company LLC Executive Retirement Plan (the “ERP”). The ERP is an unfunded, non-qualified deferred compensation plan which, among other things, provides eligible employees the opportunity to defer compensation above specified statutory limits applicable to The Scotts Company LLC Retirement Savings Plan and with respect to any Executive Management Incentive Pay (as defined in the ERP), Performance Award (as defined in the ERP) or other bonus awarded to such eligible employees. Pursuant to the terms of the ERP, each eligible employee has the right to elect an investment fund, including a fund consisting of Common Shares (the “Scotts Miracle-Gro Common Stock Fund”), against which amounts allocated to such employee’s account under the ERP, including employer contributions, will be benchmarked (all ERP accounts are bookkeeping accounts only and do not represent a claim against specific assets of the Company). Amounts allocated to employee accounts under the ERP represent deferred compensation obligations of the Company. The Company established the rabbi trust in order to assist the Company in discharging such deferred compensation obligations. When an eligible employee elects to benchmark some or all of the amounts allocated to such employee’s account against the Scotts Miracle-Gro Common Stock Fund, the trustee of the rabbi trust purchases the number of Common Shares equivalent to the amount so benchmarked. All Common Shares purchased by the trustee are purchased on the open market and are held in the rabbi trust until such time as they are distributed pursuant to the terms of the ERP. All assets of the rabbi trust, including any Common Shares purchased by the trustee, remain, at all times, assets of the Company, subject to the claims of its creditors. The terms of the ERP do not provide for a specified limit on the number of Common Shares that may be purchased by the trustee of the rabbi trust.

(2)	The average price paid per Common Share is calculated on a settlement basis and includes commissions.

(3)
In August 2014, the Scotts Miracle-Gro Board of Directors authorized the repurchase of up to $500.0 million of Common Shares over a five-year period (effective November 1, 2014 through September 30, 2019). On August 3, 2016, Scotts Miracle-Gro announced that its Board of Directors authorized a $500.0 million increase to the share repurchase authorization ending on September 30, 2019. The amended authorization allows for repurchases of Common Shares of up to an aggregate of $1.0 billion through September 30, 2019. The dollar amounts in the “Approximate Dollar Value of Common Shares That May Yet be Purchased Under the Plans or Programs” column reflect the remaining amounts that were available for repurchase under the authorized repurchase program.

ITEM 6.	SELECTED FINANCIAL DATA

The following table sets forth selected consolidated financial data for the periods indicated. You should read the following summary consolidated financial data in conjunction with our consolidated financial statements and the notes thereto and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in this Annual Report on Form 10-K. The summary consolidated financial data presented below as of and for the fiscal years ended September 30, 2018, 2017, 2016, 2015 and 2014 has been derived from our consolidated financial statements.

Five-Year Summary(1)

	Year Ended September 30,
	2018	2017	2016	2015	2014
	(In millions, except per share amounts)
GAAP OPERATING RESULTS:
Net sales	$2,663.4	$2,642.1	$2,506.2	$2,371.1	$2,189.3
Gross profit	864.6	972.6	900.3	810.8	774.2
Income from operations	198.9	433.4	447.6	253.8	263.3
Income from continuing operations	127.6	198.3	246.1	128.7	131.8
Income (loss) from discontinued operations, net of tax	(63.9)	20.5	68.7	30.0	34.4
Net income	63.7	218.8	314.8	158.7	166.2
Net income attributable to controlling interest	63.7	218.3	315.3	159.8	166.5
NON-GAAP ADJUSTED OPERATING RESULTS(2):
Adjusted income from operations	$351.7	$438.3	$402.1	$334.0	$310.8
Adjusted income from continuing operations	211.6	237.4	230.2	180.4	170.0
Adjusted net income attributable to controlling interest from continuing operations	211.6	236.9	230.7	181.5	170.3
SLS Divestiture adjusted income	211.6	236.9	221.7	203.4	190.9
FINANCIAL POSITION:
Working capital(3)	$273.0	$337.2	$325.8	$382.8	$256.3
Current ratio(3)	1.4	1.6	1.5	1.8	1.6
Property, plant and equipment, net	530.8	467.7	444.9	413.4	393.5
Total assets	3,054.5	2,747.0	2,755.8	2,458.3	1,996.0
Total debt to total book capitalization(4)	85.0%	68.3%	63.0%	63.1%	58.3%
Total debt	2,016.4	1,401.1	1,215.9	1,061.1	774.9
Total equity—controlling interest	354.6	648.8	715.2	620.7	553.7
GAAP CASH FLOWS:
Cash flows provided by operating activities	$342.5	$363.2	$244.0	$250.1	$242.0
Investments in property, plant and equipment	68.2	69.6	58.3	61.7	87.6
Investment in marketing and license agreement	—	—	—	300.0	—
Investments in loans receivable, net of proceeds	2.8	29.7	90.0	—	—
Net distributions from unconsolidated affiliates	(0.1)	57.4	194.1	—	—
Investments in acquired businesses and payments on seller notes, net of cash acquired	501.8	150.4	161.2	181.7	114.8
Dividends paid(5)	120.0	120.3	116.6	111.3	230.8
Purchases of Common Shares	327.7	255.2	137.4	18.0	121.1
NON-GAAP CASH FLOWS(2):
Free cash flow	274.3	293.6	185.7	188.4	154.4
Free cash flow productivity	430.6%	134.2%	59.0%	118.7%	92.9%
PER SHARE DATA:
GAAP earnings per common share from continuing operations:
Basic	$2.27	$3.33	$4.04	$2.12	$2.14
Diluted	2.23	3.29	3.98	2.09	2.11
Non-GAAP adjusted earnings per common share from continuing operations:
Adjusted diluted(2)	3.71	3.94	3.72	2.92	2.72
SLS Divestiture adjusted income(2)	3.71	3.94	3.58	3.27	3.04
Dividends per common share(5)	2.140	2.030	1.910	1.820	3.763
Stock price at year-end	78.73	97.34	83.27	60.82	55.00
Stock price range—High	110.12	99.91	83.73	68.99	60.30
Stock price range—Low	72.67	81.48	60.25	54.71	50.51
OTHER:
Adjusted EBITDA(6)	$482.0	$560.5	$517.4	$471.8	$412.4
Leverage ratio(6)	4.23	3.04	3.10	2.63	2.18
Interest coverage ratio(6)	5.55	7.54	7.88	9.34	9.41
Weighted average Common Shares outstanding	56.2	59.4	61.1	61.1	61.6
Common shares and dilutive potential common shares used in diluted EPS calculation	57.1	60.2	62.0	62.2	62.7

(1)	The Selected Financial Data has been retrospectively updated to recast activity for the following:

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
In March 2016, the FASB issued an accounting standard update that simplifies several aspects of the accounting for employee share-based payment transactions, including the accounting for income taxes, forfeitures, and statutory tax withholding requirements, as well as classification in the statement of cash flows. The amended accounting guidance requires cash paid to a tax authority when shares are withheld to satisfy statutory income tax withholding obligations to be classified as a financing activity in the statement of cash flows. These amounts were previously classified as an operating activity in the statement of cash flows.

(2)	Reconciliation of Non-GAAP Measures

Use of Non-GAAP Measures

To supplement the financial measures prepared in accordance with U.S. generally accepted accounting principles (“GAAP”), we use non-GAAP financial measures. The reconciliations of these non-GAAP financial measures to the most directly comparable financial measures calculated and presented in accordance with GAAP are shown in the tables below. These non-GAAP financial measures should not be considered in isolation from, or as a substitute for or superior to, financial measures reported in accordance with GAAP. Moreover, these non-GAAP financial measures have limitations in that they do not reflect all the items associated with the operations of the business as determined in accordance with GAAP. Other companies may calculate similarly titled non-GAAP financial measures differently than us, limiting the usefulness of those measures for comparative purposes.

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

•
Charges or credits incurred by the TruGreen Joint Venture that are apart from and not indicative of the results of its ongoing operations, including transaction related costs, refinancing costs, restructurings and other discrete projects or transactions including a non-cash purchase accounting fair value write-down adjustment related to deferred revenue and advertising (“TruGreen Joint Venture non-GAAP adjustments”). We hold a noncontrolling equity interest of approximately 30% in the TruGreen Joint Venture. We do not control, nor do we have any legal claim to, the revenues and expenses of the TruGreen Joint Venture or its other unconsolidated affiliates. The use of non-GAAP measures that are subject to TruGreen Joint Venture non-GAAP adjustments is not intended to imply that we have control over the operations and resulting revenue and expenses of the TruGreen Joint Venture or its other unconsolidated affiliates. Moreover, these non-GAAP financial measures have limitations in that they do not reflect all revenue and expenses of the unconsolidated affiliates.

•
Discontinued operations or other unusual items, which include costs or gains related to discrete projects or transactions and are excluded because they are not comparable from one period to the next and are not part of the ongoing operations of our underlying business.

The tax effect for each of the items listed above is determined using the tax rate and other tax attributes applicable to the item and the jurisdiction(s) in which the item is recorded.

Definitions of Non-GAAP Financial Measures

The reconciliations of non-GAAP disclosure items include the following financial measures that are not calculated in accordance with GAAP and are utilized by us in evaluating the performance of the business, engaging in financial and operational planning, the determination of incentive compensation, and by investors and analysts in evaluating performance of the business:

Adjusted income (loss) from operations: Income (loss) from operations excluding impairment, restructuring and other charges / recoveries.
Adjusted income (loss) from continuing operations: Income (loss) from continuing operations excluding impairment, restructuring and other charges / recoveries, costs related to refinancing and TruGreen Joint Venture non-GAAP adjustments, each net of tax.
Adjusted net income (loss) attributable to controlling interest from continuing operations: Net income (loss) attributable to controlling interest excluding impairment, restructuring and other charges / recoveries, costs related to refinancing, TruGreen Joint Venture non-GAAP adjustments and discontinued operations, each net of tax.
Adjusted diluted income (loss) per common share from continuing operations: Diluted net income (loss) per common share from continuing operations excluding impairment, restructuring and other charges / recoveries, costs related to refinancing and TruGreen Joint Venture non-GAAP adjustments, each net of tax.
SLS Divestiture adjusted income (loss): Net income (loss) from continuing operations excluding impairment, restructuring and other charges / recoveries, costs related to refinancing and TruGreen Joint Venture non-GAAP adjustments, each net of tax. This measure also includes income (loss) from discontinued operations related to the SLS Business; however, excludes the gain on the contribution of the SLS Business to the TruGreen Joint Venture, each net of tax.
SLS Divestiture adjusted income (loss) per common share: Diluted net income (loss) per common share excluding impairment, restructuring and other charges / recoveries, costs related to refinancing and TruGreen Joint Venture non-GAAP adjustments, each net of tax. This measure also includes income (loss) from discontinued operations related to the SLS Business; however, excludes the gain on the contribution of the SLS Business to the TruGreen Joint Venture, each net of tax.
Free cash flow: Net cash provided by (used in) operating activities reduced by investments in property, plant and equipment.
Free cash flow productivity: Ratio of free cash flow to net income (loss).
Adjusted EBITDA: Net income (loss) before interest, taxes, depreciation and amortization as well as certain other items such as the impact of the cumulative effect of changes in accounting, costs associated with debt refinancing and other non-recurring or non-cash items affecting net income (loss). The presentation of adjusted EBITDA is intended to be consistent with the calculation of that measure as required by our borrowing arrangements, and used to calculate a leverage ratio (maximum of 5.25 at September 30, 2018) and an interest coverage ratio (minimum of 3.00 for the twelve months ended September 30, 2018).
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

A reconciliation of the non-GAAP measures to the most directly comparable GAAP measures is presented in the following table:

	Year Ended September 30,
	2018	2017	2016	2015	2014
	(In millions, except per share data)
Income from operations (GAAP)	$198.9	$433.4	$447.6	$253.8	$263.3
Impairment, restructuring and other charges (recoveries)	152.8	4.9	(45.5)	80.2	47.5
Adjusted income from operations (Non-GAAP)	$351.7	$438.3	$402.1	$334.0	$310.8
Income from continuing operations (GAAP)	$127.6	$198.3	$246.1	$128.7	$131.8
Impairment, restructuring and other charges (recoveries)	152.8	30.1	(33.8)	80.2	47.5
Costs related to refinancing	—	—	8.8	—	10.7
Other non-operating expense, net	11.7	13.4	—	—	—
Adjustment to income tax expense (benefit) from continuing operations	(80.5)	(4.4)	9.1	(28.5)	(20.0)
Adjusted income from continuing operations (Non-GAAP)	$211.6	$237.4	$230.2	$180.4	$170.0
Net income attributable to controlling interest (GAAP)	$63.7	$218.3	$315.3	$159.8	$166.5
Income (loss) from discontinued operations, net of tax	(63.9)	20.5	68.7	30.0	34.4
Impairment, restructuring and other charges (recoveries)	152.8	30.1	(33.8)	80.2	47.5
Costs related to refinancing	—	—	8.8	—	10.7
Other non-operating expense, net	11.7	13.4	—	—	—
Adjustment to income tax expense (benefit) from continuing operations	(80.5)	(4.4)	9.1	(28.5)	(20.0)
Adjusted net income attributable to controlling interest from continuing operations (Non-GAAP)	$211.6	$236.9	$230.7	$181.5	$170.3
Income from continuing operations (GAAP)	$127.6	$198.3	$246.1	$128.7	$131.8
Net (income) loss attributable to noncontrolling interest	—	(0.5)	0.5	1.1	0.3
Net income attributable to controlling interest from continuing operations	127.6	197.8	246.6	129.8	132.1
Impairment, restructuring and other charges (recoveries)	152.8	30.1	(33.8)	80.2	47.5
Costs related to refinancing	—	—	8.8	—	10.7
Other non-operating expense, net	11.7	13.4	—	—	—
Adjustment to income tax expense (benefit) from continuing operations	(80.5)	(4.4)	9.1	(28.5)	(20.0)
Adjusted income attributable to controlling interest from continuing operations (Non-GAAP)	$211.6	$236.9	$230.7	$181.5	$170.3
Income (loss) from discontinued operations from SLS Business	—	(1.8)	102.9	32.5	30.9
Gain on contribution of SLS Business	—	—	(131.2)	—	—
Adjustment to gain on contribution on SLS Business	—	1.0	—	—	—
Impairment, restructuring and other from SLS Business in discontinued operations	—	0.8	13.6	1.5	1.0
Adjustment to income tax expense (benefit) from SLS Business in discontinued operations	—	—	5.7	(12.1)	(11.3)
Adjusted income (loss) from SLS Business in discontinued operations, net of tax	—	—	(9.0)	21.9	20.6
SLS Divestiture adjusted income (Non-GAAP)	$211.6	$236.9	$221.7	$203.4	$190.9
Diluted income per share from continuing operations (GAAP)	$2.23	$3.29	$3.98	$2.09	$2.11
Impairment, restructuring and other charges (recoveries)	2.68	0.50	(0.55)	1.29	0.76
Costs related to refinancing	—	—	0.14	—	0.17
Other non-operating expense, net	0.20	0.22	—	—	—
Adjustment to income tax expense (benefit) from continuing operations	(1.41)	(0.07)	0.15	(0.46)	(0.32)
Adjusted diluted income per common share from continuing operations (Non-GAAP)	$3.71	$3.94	$3.72	$2.92	$2.72
Income (loss) from discontinued operations from SLS Business	$—	$(0.03)	$1.66	$0.52	$0.49
Gain on contribution of SLS Business	—	—	(2.12)	—	—
Adjustment to gain on contribution of SLS Business	—	0.02	—	—	—
Impairment, restructuring and other from SLS Business in discontinued operations	—	0.01	0.22	0.02	0.02
Adjustment to income tax expense (benefit) from SLS Business in discontinued operations	—	—	0.09	(0.19)	(0.18)
Adjusted diluted income (loss) from SLS Business in discontinued operations, net of tax	—	—	(0.15)	0.35	0.33
SLS Divestiture adjusted income per common share (Non-GAAP)	$3.71	$3.94	$3.58	$3.27	$3.04
The sum of the components may not equal the total due to rounding.

	Year Ended September 30,
	2018	2017	2016	2015	2014
	(In millions, except per share data)
Net cash provided by operating activities (GAAP)	$342.5	$363.2	$244.0	$250.1	$242.0
Investments in property, plant and equipment	(68.2)	(69.6)	(58.3)	(61.7)	(87.6)
Free cash flow (Non-GAAP)	$274.3	$293.6	$185.7	$188.4	$154.4
Free cash flow (Non-GAAP)	$274.3	$293.6	$185.7	$188.4	$154.4
Net income (GAAP)	63.7	218.8	314.8	158.7	166.2
Free cash flow productivity (Non-GAAP)	430.6%	134.2%	59.0%	118.7%	92.9%
The sum of the components may not equal the total due to rounding.

(3)	Working capital is calculated as current assets minus current liabilities. Current ratio is calculated as current assets divided by current liabilities.

(4)	The total debt to total book capitalization percentage is calculated by dividing total debt by total debt plus total equity—controlling interest.

(5)
Scotts Miracle-Gro pays a quarterly dividend to the holders of its Common Shares. On August 6, 2013, Scotts Miracle-Gro announced that its Board of Directors had increased the quarterly cash dividend to $0.4375 per Common Share, which was first paid in the fourth quarter of fiscal 2013. On August 11, 2014, Scotts Miracle-Gro announced that its Board of Directors had (i) further increased the quarterly cash dividend to $0.45 per Common Share, which was first paid in the fourth quarter of fiscal 2014 and (ii) declared a special one-time cash dividend of $2.00 per Common Share, which was paid on September 17, 2014. On August 3, 2015, Scotts Miracle-Gro announced that its Board of Directors had further increased the quarterly cash dividend to $0.47 per Common Share, which was first paid in the fourth quarter of fiscal 2015. On August 3, 2016, Scotts Miracle-Gro announced that its Board of Directors had further increased the quarterly cash dividend to $0.50 per Common Share, which was first paid in the fourth quarter of fiscal 2016. On August 1, 2017, Scotts Miracle-Gro announced that its Board of Directors had further increased the quarterly cash dividend to $0.53 per Common Share, which was first paid in September 2017. On August 6, 2018, Scotts Miracle-Gro announced that its Board of Directors had further increased the quarterly cash dividend to $0.55 per Common Share, which was first paid in September 2018.

(6)
We view our credit facility as material to our ability to fund operations, particularly in light of our seasonality. Please refer to “ITEM 1A. RISK FACTORS — Our indebtedness could limit our flexibility and adversely affect our financial condition” of this Annual Report on Form 10-K for a more complete discussion of the risks associated with our debt and our credit facility and the restrictive covenants therein. Our ability to generate cash flows sufficient to cover our debt service costs is essential to our ability to maintain our borrowing capacity. We believe that Adjusted EBITDA provides additional information for determining our ability to meet debt service requirements. The presentation of Adjusted EBITDA herein is intended to be consistent with the calculation of that measure as required by our borrowing agreements, and used to calculate a leverage ratio (maximum of 5.25 at September 30, 2018) and an interest coverage ratio (minimum of 3.00 for the twelve months ended September 30, 2018). Leverage ratio is calculated as average total indebtedness divided by Adjusted EBITDA. Interest coverage ratio is calculated as Adjusted EBITDA divided by interest expense, as described in the Fifth A&R Credit Agreement, and excludes costs related to refinancings. Our leverage ratio was 4.23 at September 30, 2018 and our interest coverage ratio was 5.55 for the twelve months ended September 30, 2018. Please refer to “ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — Liquidity and Capital Resources — Borrowing Agreements” of this Annual Report on Form 10-K for a discussion of our credit facility.

In accordance with the terms of our credit facility, Adjusted EBITDA is calculated as net income (loss) before interest, taxes, depreciation and amortization as well as certain other items such as the impact of the cumulative effect of changes in accounting, costs associated with debt refinancing and other non-recurring or non-cash items affecting net income (loss). For the fourth quarter of fiscal 2015, the Company changed its calculation of Adjusted EBITDA to reflect the measure as defined in our fourth amended credit agreement. Prior periods have not been adjusted as they reflect the presentation consistent with the calculation as required by our borrowing agreements in place at that time. The revised calculation adds adjustments for share-based compensation expense, expense on certain leases, and impairment, restructuring and other charges (including cash and non-cash charges) and no longer includes an adjustment for mark-to-market adjustments on derivatives. Our calculation of Adjusted EBITDA does not represent and should not be considered as an alternative to net income or cash flows from operating activities as determined by GAAP. We make no representation or assertion that Adjusted EBITDA is indicative of our cash flows from operating activities or results of operations. We have provided a reconciliation of Adjusted EBITDA to net income from solely for the purpose of complying with SEC regulations and not as an indication that Adjusted EBITDA is a substitute measure for net income.
A numeric reconciliation of net income to Adjusted EBITDA is as follows:

	Year Ended September 30,
	2018	2017	2016	2015	2014
	(In millions)
Net income (GAAP)	$63.7	$218.8	$314.8	$158.7	$166.2
Income tax expense (benefit) from continuing operations	(11.9)	116.6	137.6	76.3	74.3
Income tax expense (benefit) from discontinued operations	(25.5)	11.9	43.2	9.1	17.8
(Gain) loss on sale / contribution of business	0.7	(31.7)	(131.2)	—	—
Costs related to refinancings	—	—	8.8	—	10.7
Interest expense	86.4	76.6	65.6	50.5	47.3
Depreciation	53.4	55.1	53.8	51.4	50.6
Amortization	30.0	25.0	19.7	17.6	13.8
Gain on investment in unconsolidated affiliate(7)	—	—	—	—	(3.3)
Impairment, restructuring and other from continuing operations	152.8	30.1	(33.8)	80.2	31.2
Impairment, restructuring and other from discontinued operations	86.8	15.9	19.7	11.3	2.5
Other non-operating expense, net	11.7	13.4	—	—	—
Interest income	(10.0)	—	—	—	—
Mark-to-market adjustments on derivatives	—	—	—	—	1.3
Expense on certain leases	3.5	3.6	3.6	3.5	—
Share-based compensation expense	40.4	25.2	15.6	13.2	—
Adjusted EBITDA (Non-GAAP)	$482.0	$560.5	$517.4	$471.8	$412.4

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
The purpose of this Management’s Discussion and Analysis (“MD&A”) is to provide an understanding of our financial condition and results of operations by focusing on changes in certain key measures from year-to-year. This MD&A is divided into the following sections:

•	Executive summary

•	Results of operations

•	Segment results

•	Liquidity and capital resources

•	Regulatory matters

•	Critical accounting policies and estimates
Executive Summary
We are dedicated to delivering strong, long-term financial results and outstanding shareholder returns by providing products of superior quality and value to enhance users’ growing environments. We are a leading manufacturer and marketer of branded consumer lawn and garden products. We are the exclusive agent of Monsanto for the marketing and distribution of Monsanto’s consumer Roundup® non-selective weedkiller products within the United States and certain other specified countries. Through our Hawthorne segment, we are a leading manufacturer, marketer and distributor of nutrients, growing media, advanced indoor garden, lighting and ventilation systems and accessories for hydroponic gardening.
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
Beginning in fiscal 2015, our Hawthorne segment has made a series of key acquisitions, including General Hydroponics, Gavita, Botanicare, Vermicrop, Agrolux, Can-Filters and AeroGrow. On June 4, 2018, we acquired substantially all of the assets of Sunlight Supply. Sunlight Supply is the largest distributor of hydroponic products in the United States, and is engaged in the business of developing, manufacturing, marketing and distributing horticultural, organics, lighting and hydroponics products, including lighting fixtures, nutrients, seeds and growing media, systems, trays, fans, filters, humidifiers and dehumidifiers, timers, instruments, water pumps, irrigation supplies and hand tools. The estimated purchase price of Sunlight Supply was $459.1 million, a portion of which was paid by the issuance of 0.3 million Common Shares with a fair value of $23.4 million. The purchase price included contingent consideration with an estimated fair value of $3.1 million and a maximum payout of $20.0 million, which will be paid by the Company contingent on the achievement of certain performance metrics of the Company through the one year anniversary of the closing date. In connection with our acquisition of Sunlight Supply, we announced the launch of an initiative called Project Catalyst. Project Catalyst is a company-wide restructuring effort to reduce operating costs throughout our U.S. Consumer, Hawthorne and Other segments and drive synergies from recent acquisitions within Hawthorne.
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

As a leading consumer branded lawn and garden company, our product development and marketing efforts are largely focused on providing innovative and differentiated products and continually increasing brand and product awareness to inspire consumers to create retail demand. We have implemented this model for a number of years by focusing on research and development and investing approximately 4-5% of our annual net sales in advertising to support and promote our consumer lawn and garden products and brands. We continually explore new and innovative ways to communicate with consumers. We believe that we receive a significant benefit from these expenditures and anticipate a similar commitment to research and development, advertising and marketing investments in the future, with the continuing objective of driving category growth and profitably increasing market share.
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

	Percent of Net Sales from Continuing Operations by Quarter
	2018	2017	2016
First Quarter	8.3%	7.8%	6.1%
Second Quarter	38.0%	41.1%	44.6%
Third Quarter	37.3%	36.8%	35.4%
Fourth Quarter	16.3%	14.3%	13.9%

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
Management focuses on a variety of key indicators and operating metrics to monitor the financial condition and performance of the continuing operations of our business. These metrics include consumer purchases (point-of-sale data), market share, category growth, net sales (including unit volume, pricing and foreign exchange movements), gross profit margins, advertising to net sales ratios, income from operations, income from continuing operations, net income and earnings per share. To the extent applicable, these metrics are evaluated with and without impairment, restructuring and other charges that do not occur in or reflect the ordinary course of our ongoing business operations. Metrics that exclude impairment, restructuring and other charges are used by management to evaluate our performance, engage in financial and operational planning and determine incentive compensation because we believe that these measures provide additional perspective on the performance of our underlying, ongoing business. Refer to “ITEM 6. SELECTED FINANCIAL DATA” for further discussion of non-GAAP measures. We also focus on measures to optimize cash flow and return on invested capital, including the management of working capital and capital expenditures.

In August 2014, the Scotts Miracle-Gro Board of Directors authorized the repurchase of up to $500.0 million of Common Shares over a five-year period (effective November 1, 2014 through September 30, 2019). On August 3, 2016, Scotts Miracle-Gro announced that its Board of Directors authorized a $500.0 million increase to the share repurchase authorization ending on September 30, 2019. The amended authorization allows for repurchases of Common Shares of up to an aggregate of $1.0 billion through September 30, 2019. During fiscal 2018, Scotts Miracle-Gro repurchased 3.5 million Common Shares for $323.1 million. From the inception of this share repurchase program in the fourth quarter of fiscal 2014 through September 30, 2018, Scotts Miracle-Gro repurchased approximately 8.3 million Common Shares for $714.6 million. Common Shares held in treasury totaling 0.4 million, 0.5 million and 0.6 million were reissued in support of share-based compensation awards and employee purchases under the employee stock purchase plan during fiscal 2018, fiscal 2017 and fiscal 2016, respectively.
On August 1, 2017, the Scotts Miracle-Gro Board of Directors approved an increase in our quarterly cash dividend from $0.50 to $0.53 per Common Share, which was paid in September of fiscal 2017 and December, March and June of fiscal 2018.

On August 6, 2018, the Scotts Miracle-Gro Board of Directors approved an increase in our quarterly cash dividend from $0.53 to $0.55 per Common Share, which was paid in September of fiscal 2018.

Results of Operations
Effective in our fourth quarter of fiscal 2017, we classified our results of operations for all periods presented to reflect the International Business as a discontinued operation. Effective in our second quarter of fiscal 2016, we classified our results of operations for all periods presented to reflect the SLS Business as a discontinued operation. As a result, unless otherwise specifically stated, all discussions regarding results for the fiscal years ended September 30, 2018, 2017 and 2016 reflect results from our continuing operations.
The following table sets forth the components of income and expense as a percentage of net sales:

	Year Ended September 30,
	2018	2017	2016
Net sales	100.0%	100.0%	100.0%
Cost of sales	66.8	63.2	63.8
Cost of sales—impairment, restructuring and other	0.8	—	0.2
Gross profit	32.5	36.8	35.9
Operating expenses:
Selling, general and administrative	20.3	20.9	20.7
Impairment, restructuring and other	5.0	0.2	(2.1)
Other income, net	(0.3)	(0.6)	(0.6)
Income from operations	7.5	16.4	17.9
Equity in (income) loss of unconsolidated affiliates	(0.2)	1.1	(0.3)
Costs related to refinancing	—	—	0.4
Interest expense	3.2	2.9	2.5
Other non-operating expense, net	0.1	0.5	—
Income from continuing operations before income taxes	4.3	11.9	15.3
Income tax expense (benefit) from continuing operations	(0.4)	4.4	5.5
Income from continuing operations	4.8	7.5	9.8
Income (loss) from discontinued operations, net of tax	(2.4)	0.8	2.7
Net income	2.4%	8.3%	12.6%
The sum of the components may not equal due to rounding.

Net Sales
Net sales for fiscal 2018 increased 0.8% to $2.66 billion from $2.64 billion in fiscal 2017. Net sales for fiscal 2017 increased 5.4% to $2.64 billion from $2.51 billion in fiscal 2016. These changes in net sales were attributable to the following:

	Year Ended September 30,
	2018	2017
Acquisitions	5.2%	5.8%
Foreign exchange rates	0.3	(0.1)
Pricing	(1.1)	1.1
Volume	(3.6)	(1.4)
Change in net sales	0.8%	5.4%

The increase in net sales for fiscal 2018 was primarily driven by:

•	the addition of net sales from acquisitions of $136.3 million in our Hawthorne segment, primarily from Sunlight Supply, Agrolux and Can-Filters; and

•	the favorable impact of foreign exchange rates as a result of the weakening of the U.S. dollar relative to the euro and the Canadian dollar;

•
partially offset by decreased sales volume driven by decreased sales of fertilizer, controls and plant food products in our U.S. Consumer segment and hydroponic gardening products in our Hawthorne segment excluding the impact of acquisitions, partially offset by increased sales of soils and grass seed products in our U.S. Consumer segment and increased sales in our Other segment from our business in Canada;

•	decreased pricing in our U.S. Consumer segment driven by higher customer rebates and sales mix; and

•	decreased net sales associated with the Restated Marketing Agreement for consumer Roundup®.
The increase in net sales for fiscal 2017 was primarily driven by:

•
the addition of net sales from acquisitions of $136.2 million in our Hawthorne segment, primarily from Gavita, Botanicare and Agrolux, as well as the acquisition of a Canadian growing media operation in our Other segment;

•	increased pricing in our U.S. Consumer segment primarily driven by lower volume rebates as a result of sales volume decline; and

•	increased sales of grass seed and Roundup® For Lawns products in our U.S. Consumer segment, and increased sales of hydroponic gardening products in our Hawthorne segment;

•	partially offset by decreased sales of mulch products in our U.S. Consumer segment;

•	decreased net sales associated with the Restated Marketing Agreement for consumer Roundup®; and

•
the unfavorable impact of foreign exchange rates as a result of the strengthening of the U.S. dollar relative to the Canadian dollar, partially offset by the weakening of the U.S. dollar relative to the euro.

Cost of Sales
The following table shows the major components of cost of sales:

	Year Ended September 30,
	2018	2017	2016
	(In millions)
Materials	$994.2	$966.9	$920.7
Manufacturing labor and overhead	401.3	356.7	323.3
Distribution and warehousing	328.3	289.8	300.2
Roundup® reimbursements	54.5	56.1	55.8
	1,778.3	1,669.5	1,600.0
Impairment, restructuring and other	20.5	—	5.9
	$1,798.8	$1,669.5	$1,605.9

Factors contributing to the change in cost of sales are outlined in the following table:

	Year Ended September 30,
	2018	2017
	(In millions)
Volume, product mix and other	$104.2	$90.6
Foreign exchange rates	6.9	(0.9)
Material costs	(0.7)	(20.5)
Roundup® reimbursements	(1.6)	0.3
	108.8	69.5
Impairment, restructuring and other	20.5	(5.9)
Change in cost of sales	$129.3	$63.6
The increase in cost of sales for fiscal 2018 was primarily driven by:

•
costs of $125.2 million included within “volume, product mix and other” related to sales from acquisitions in our Hawthorne segment, primarily from Sunlight Supply, Agrolux and Can-Filters, and including $12.2 million related to acquisition date inventory fair value adjustments;

•	higher transportation costs included within “volume, product mix and other” associated with our U.S. Consumer, Hawthorne and Other segments;

•	the unfavorable impact of foreign exchange rates as a result of the weakening of the U.S. dollar relative to the euro and the Canadian dollar; and

•
an increase in impairment, restructuring and other charges of $20.5 million related to facility closures, impairment of property, plant and equipment and employee termination benefits associated with Project Catalyst;

•	partially offset by decreased sales volume in our U.S. Consumer and Hawthorne segments excluding the impact of acquisitions, partially offset by increased sales volume in our Other segment; and

•	a decrease in net sales attributable to reimbursements under the Restated Marketing Agreement for consumer Roundup®.
The increase in cost of sales for fiscal 2017 was primarily driven by:

•
costs of $98.2 million included within “volume, product mix and other” related to sales from acquisitions in our Hawthorne segment, primarily from Gavita, Botanicare and Agrolux, as well as $7.5 million in costs related to sales from the acquisition of a Canadian growing media operation in our Other segment;

•	partially offset by lower material costs in our U.S. Consumer segment driven by lower commodity costs primarily related to fertilizer inputs;

•	lower sales volume in our U.S. Consumer segment, partially offset by increased sales volume in our Hawthorne segment excluding the impact of acquisitions;

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
Gross Profit
As a percentage of net sales, our gross profit rate was 32.5%, 36.8% and 35.9% for fiscal 2018, fiscal 2017 and fiscal 2016, respectively. Factors contributing to the change in gross profit rate are outlined in the following table:

	Year Ended September 30,
	2018	2017
Acquisitions	(1.4)%	(0.6)%
Volume, product mix and other	(1.3)	—
Pricing	(0.8)	0.7
Roundup® commissions and reimbursements	(0.1)	(0.3)
Material costs	—	0.8
	(3.6)	0.6
Impairment, restructuring and other	(0.7)	0.3
Change in gross profit rate	(4.3)%	0.9%
The decrease in gross profit rate for fiscal 2018 was primarily driven by:

•	an unfavorable net impact from acquisitions in our Hawthorne segment, primarily from Sunlight Supply, Agrolux and Can-Filters;

•	higher transportation costs included within “volume, product mix and other” associated with our U.S. Consumer, Hawthorne and Other segments;

•	unfavorable leverage of fixed costs such as warehousing driven by lower sales volumes in our U.S. Consumer and Hawthorne segments excluding the impact of acquisitions;

•	unfavorable product mix in our U.S. Consumer segment due to decreased sales of fertilizer and plant food products;

•	decreased pricing in our U.S. Consumer segment driven by higher customer rebates and sales mix;

•	a decrease in net sales associated with the Restated Marketing Agreement for consumer Roundup®; and

•	an increase in impairment, restructuring and other charges related to facility closures, impairment of property, plant and equipment and employee termination benefits associated with Project Catalyst.
The increase in gross profit rate for fiscal 2017 was primarily driven by:

•	lower material costs in our U.S. Consumer segment driven by lower commodity costs primarily related to fertilizer inputs;

•	increased pricing in our U.S. Consumer segment primarily driven by lower volume rebates as a result of year-to-date sales volume decline; and

•	a decrease in other charges of $5.9 million related to costs incurred during fiscal 2016 to address consumer complaints regarding our reformulated Bonus® S product sold during fiscal 2015;

•
partially offset by an unfavorable net impact from acquisitions in our Hawthorne segment, primarily from Gavita, Botanicare and Agrolux, as well as the acquisition of a Canadian growing media operation in our Other segment; and

•	a decrease in net sales associated with the Restated Marketing Agreement for consumer Roundup®.
Selling, General and Administrative Expenses
The following table sets forth the components of selling, general and administrative expenses (“SG&A”):

	Year Ended September 30,
	2018	2017	2016
	(In millions, except percentage figures)
Advertising	$104.2	$123.0	$122.3
Advertising as a percentage of net sales	3.9%	4.7%	4.9%
Research and development	42.5	39.9	36.0
Share-based compensation	40.4	25.2	15.6
Amortization of intangibles	28.9	21.9	13.6
Other selling, general and administrative	324.1	340.9	330.5
	$540.1	$550.9	$518.0
SG&A decreased $10.8 million, or 2.0%, during fiscal 2018 compared to fiscal 2017; and increased $32.9 million, or 6.4%, during fiscal 2017 compared to fiscal 2016. Advertising expense decreased $18.8 million, or 15.3%, during fiscal 2018 as our U.S. Consumer segment increased customer promotional spending with certain retailers, which are recorded as a reduction of net sales, and decreased SG&A media spending.
Share-based compensation expense increased $15.2 million, or 60.3%, in fiscal 2018 due to an increase in the expected payout percentage on long-term performance-based awards as a result of strong cash flow performance over the last two years and expectations for future periods. Share-based compensation expense increased $9.6 million, or 61.5%, in fiscal 2017 due to the issuance of long-term performance based equity awards as part of the Project Focus initiative.
Amortization expense increased $7.0 million, or 32.0%, in fiscal 2018 and increased $8.3 million, or 61.0%, in fiscal 2017 due to the impact of recent acquisitions.
Other SG&A decreased $16.8 million, or 4.9%, in fiscal 2018 due to lower short-term variable cash incentive compensation expense of $19.3 million as a result of lower current fiscal year operating income performance and lower selling, marketing and fringe benefit expenses of $12.3 million, partially offset by the impact of recent acquisitions of $14.7 million and increased headcount and integration costs for our hydroponic business. Other SG&A increased $10.4 million, or 3.1%, in fiscal 2017 due to the impact of recent acquisitions of $14.7 million and increased headcount and integration costs for our hydroponic businesses of $6.9 million, partially offset by lower deal costs related to transaction activity of $5.3 million and decreased variable incentive compensation of $7.7 million.

Impairment, Restructuring and Other
The following table sets forth the components of impairment, restructuring and other charges (recoveries) recorded in the “Cost of sales—impairment, restructuring and other,” “Impairment, restructuring and other” and “Income (loss) from discontinued operations, net of tax” lines in the Consolidated Statements of Operations:

	Year Ended September 30,
	2018	2017	2016
	(In millions)
Cost of sales—impairment, restructuring and other:
Restructuring and other charges	$12.3	$—	$5.9
Property, plant and equipment impairments	8.2	—	—
Operating expenses:
Restructuring and other charges (recoveries), net	20.2	3.9	(51.5)
Goodwill and intangible asset impairments	112.1	1.0	—
Impairment, restructuring and other charges (recoveries) from continuing operations	$152.8	$4.9	$(45.6)
Restructuring and other charges from discontinued operations	86.8	15.9	19.7
Total impairment, restructuring and other charges (recoveries)	$239.6	$20.8	$(25.9)
Project Catalyst
In connection with the acquisition of Sunlight Supply during the third quarter of fiscal 2018, we announced the launch of an initiative called Project Catalyst. Project Catalyst is a company-wide restructuring effort to reduce operating costs throughout our U.S. Consumer, Hawthorne and Other segments and drive synergies from recent acquisitions within our Hawthorne segment. We recognized charges of $29.4 million related to Project Catalyst during fiscal 2018. During fiscal 2018, our Hawthorne segment executed facility closures and consolidations, terminated employees in duplicate roles, and recognized employee termination benefits of $0.3 million, impairment of property, plant and equipment of $2.9 million, and facility closure costs of $9.2 million in the “Cost of sales—impairment, restructuring and other” line in the Consolidated Statements of Operations. Our Hawthorne segment also recognized employee termination benefits of $3.5 million and facility closure costs of $1.9 million in the “Impairment, restructuring and other” line in the Consolidated Statement of Operations. Our U.S. Consumer segment, in connection with an announced facility closure, recognized employee termination benefits of $1.6 million, impairment of property, plant and equipment of $5.3 million, and facility closure costs of $1.3 million during fiscal 2018 in the “Cost of sales—impairment, restructuring and other” line in the Consolidated Statements of Operations. Our U.S. Consumer segment also recognized employee termination benefits of $3.4 million in the “Impairment, restructuring and other” line in the Consolidated Statement of Operations. Costs incurred to date since the inception of Project Catalyst are $17.8 million for our Hawthorne segment and $11.6 million for our U.S. Consumer segment.
Project Focus
In the first quarter of fiscal 2016, we announced a series of initiatives called Project Focus designed to maximize the value of our non-core assets and focus on emerging categories of the lawn and garden industry in our core U.S. business. During fiscal 2018, our U.S. Consumer segment recognized adjustments of $0.1 million related to previously recognized termination benefits associated with Project Focus in the “Impairment, restructuring and other” line in the Consolidated Statements of Operations. During fiscal 2017, we recognized restructuring costs related to termination benefits and facility closure costs of $8.3 million in the “Impairment, restructuring and other” line in the Consolidated Statements of Operations, including $6.7 million for our U.S. Consumer segment, $0.9 million for our Hawthorne segment and $0.7 million for our Other segment. During fiscal 2016, we recognized restructuring costs related to termination benefits of $3.9 million related to Project Focus in the “Impairment, restructuring and other” line in the Consolidated Statements of Operations. Costs incurred to date since the inception of the Project Focus initiatives are $10.0 million for our U.S. Consumer segment, $0.9 million for our Hawthorne segment and $1.2 million for our Other segment, related to transaction activity, termination benefits and facility closure costs.
On April 13, 2016, as part of Project Focus, we completed the contribution of the SLS Business to the TruGreen Joint Venture. Refer to “NOTE 2. DISCONTINUED OPERATIONS” for more information. During fiscal 2017 and fiscal 2016, we recognized $0.8 million and $4.6 million, respectively, in transaction related costs associated with the divestiture of the SLS Business in the “Income (loss) from discontinued operations, net of tax” line in the Consolidated Statements of Operations. During fiscal 2016, we recognized a pre-tax charge of $9.0 million for the resolution of a prior SLS Business litigation matter in the “Income (loss) from discontinued operations, net of tax” line in the Consolidated Statements of Operations.

On August 31, 2017, we completed the sale of the International Business. Refer to “NOTE 2. DISCONTINUED OPERATIONS” for more information. During fiscal 2018, fiscal 2017 and fiscal 2016, we recognized $1.8 million, $15.5 million and $2.5 million, respectively, in transaction related costs associated with the sale of the International Business as well as termination benefits and facility closure costs of zero, $(0.4) million and $3.6 million, respectively, in the “Income (loss) from discontinued operations, net of tax” line in the Consolidated Statements of Operations.
Bonus S
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
Other
During fiscal 2018, we recognized a non-cash impairment charge of $94.6 million related to a goodwill impairment in the Hawthorne segment in the “Impairment, restructuring and other” line in the Consolidated Statements of Operations as a result of the Company’s annual fourth quarter quantitative goodwill impairment test. Refer to “NOTE 4. GOODWILL AND INTANGIBLE ASSETS, NET” for more information.
During fiscal 2018, we recognized a non-cash impairment charge of $17.5 million related to the settlement of a portion of certain previously acquired customer relationships due to the acquisition of Sunlight Supply in the “Impairment, restructuring and other” line in the Consolidated Statement of Operations. Refer to “NOTE 7. ACQUISITIONS AND INVESTMENTS” for more information.
During fiscal 2018, we recognized a pre-tax charge of $85.0 million for a probable loss related to the previously disclosed legal matter In re Morning Song Bird Food Litigation in the “Income (loss) from discontinued operations, net of tax” line in the Consolidated Statements of Operations. Refer to “NOTE 19. CONTINGENCIES” for more information.
During fiscal 2018, we recognized a charge of $11.7 million for a probable loss related to the previously disclosed legal matter In re Scotts EZ Seed Litigation in the “Impairment, restructuring and other” line in the Consolidated Statements of Operations. Refer to “NOTE 19. CONTINGENCIES” for more information.
During fiscal 2017, we recognized a recovery of $4.4 million related to the reduction of a contingent consideration liability associated with a historical acquisition and recorded a $1.0 million impairment charge on the write-off of a trademark asset due to recent performance and future growth expectations within the “Impairment, restructuring and other” line in the Consolidated Statements of Operations.
Other Income, net
Other income is comprised of activities outside our normal business operations, such as royalty income from the licensing of certain of our brand names, foreign exchange gains/losses and gains/losses from the disposition of non-inventory assets. Other income was $6.7 million, $16.6 million and $13.8 million in fiscal 2018, fiscal 2017 and fiscal 2016, respectively. The decrease for fiscal 2018 was due to interest income of $10.0 million on loans receivable that was classified in the “Other income, net” line in the Consolidated Statements of Operations in fiscal 2017 but was classified in the “Other non-operating expense, net” line in the Consolidated Statements of Operations in fiscal 2018, as well as a decrease in royalty income earned from the TruGreen Joint Venture related to its use of our brand names following the divestiture of the SLS Business, partially offset by an increase in royalty income earned from Exponent related to its use of our brand names following the divestiture of the International Business. The increase in other income for fiscal 2017 was due to an increase in income on loans receivable partially offset by a decrease in royalty income earned from the TruGreen Joint Venture related to its use of our brand names following the divestiture of the SLS Business.
Income from Operations
Income from operations was $198.9 million in fiscal 2018, a decrease of 54.1% from fiscal 2017 income from operations of $433.4 million. The decrease was driven by higher impairment, restructuring and other charges, a decrease in gross profit and a decrease in other income, partially offset by lower SG&A.

Income from operations was $433.4 million in fiscal 2017, a decrease of 3.2% from fiscal 2016 income from operations of $447.6 million. The decrease was driven by impairment, restructuring and other charges during fiscal 2017 as compared to recoveries during fiscal 2016, and higher SG&A, partially offset by an increase in net sales, gross profit rate and other income.
Equity in (Income) Loss of Unconsolidated Affiliates
In the first quarter of fiscal 2018, our net investment and advances in the TruGreen Joint Venture were reduced to a liability and we no longer record our proportionate share of the TruGreen Joint Venture earnings in the Consolidated Statements of Operations until our net investment and advances are no longer a liability. We do not have any contractual obligation to fund further losses of the TruGreen Joint Venture. During the fourth quarter of fiscal 2017, we made a $29.4 million investment in an unconsolidated subsidiary whose products support the professional U.S. industrial, turf and ornamental market.
Equity in (income) loss of unconsolidated affiliates was $(4.9) million, $29.0 million and $(7.8) million in fiscal 2018, fiscal 2017 and fiscal 2016, respectively. Our share of restructuring and other charges incurred by the TruGreen Joint Venture was $25.2 million and $11.7 million in fiscal 2017 and fiscal 2016, respectively. For fiscal 2017, these charges included $1.3 million for transaction costs, $12.1 million for nonrecurring integration and separation costs, $7.2 million of costs associated with the TruGreen Joint Venture’s August 2017 debt refinancing and $4.6 million for a non-cash purchase accounting fair value write-down adjustment related to deferred revenue and advertising.  For fiscal 2016, these charges included $6.0 million for transaction costs, $4.4 million for nonrecurring integration and separation costs and $1.3 million for a non-cash purchase accounting fair value write-down adjustment related to deferred revenue and advertising.
Costs Related to Refinancing
Costs related to refinancing were $8.8 million for fiscal 2016. The costs incurred were associated with the redemption of all $200.0 million aggregate principal amount of our outstanding 6.625% senior notes due 2020 (the “6.625% Senior Notes”) on December 15, 2015, and are comprised of $6.6 million of call premium and $2.2 million of unamortized bond discount and issuance costs that were written off.
Interest Expense
Interest expense was $86.4 million in fiscal 2018, an increase of 13.5% from fiscal 2017 interest expense of $76.1 million. The increase was driven by an increase in average borrowings of $332.8 million, partially offset by a decrease in our weighted average interest rate of 24 basis points. The increase in average borrowings was driven by recent acquisition activity and an increase in repurchases of our Common Shares.
Interest expense was $76.1 million in fiscal 2017, an increase of 21.0% from fiscal 2016 interest expense of $62.9 million. The increase was driven by an increase in average borrowings of $239.4 million, as well as an increase in our weighted average interest rate of 16 basis points. The increase in average borrowings was driven by recent acquisition activity and an increase in repurchases of our Common Shares. The increase in the weighted average interest rate was primarily due to the issuance of our 5.250% Senior Notes on December 15, 2016.
Other Non-Operating Expense, net
Other non-operating expense, net was $1.7 million, $13.4 million and zero for the fiscal 2018, fiscal 2017 and fiscal 2016, respectively. As a result of the enactment of H.R.1 (the “Act,” formerly known as the “Tax Cuts and Jobs Act”) on December 22, 2017, we repatriated cash from a foreign subsidiary during the second quarter of fiscal 2018 resulting in the liquidation of substantially all of the assets of the subsidiary and the write-off of accumulated foreign currency translation loss adjustments of $11.7 million during the second quarter of fiscal 2018 within the “Other non-operating expense, net” line in the Consolidated Statements of Operations. This was partially offset by interest income on loans receivable of $10.0 million that was classified in the “Other non-operating expense, net” line in the Consolidated Statements of Operations in fiscal 2018, but was classified in the “Other income, net” line in the Consolidated Statements of Operations in fiscal 2017.

On October 2, 2017, we acquired the remaining 25% noncontrolling interest in Gavita and its subsidiaries, including Agrolux, for $72.2 million. We recorded a charge of $13.4 million during the fourth quarter of fiscal 2017 to write-up the fair value of the loan to the noncontrolling ownership group of Gavita to the agreed upon buyout value in the “Other non-operating expense, net” line in the Consolidated Statements of Operations.
Income Tax Expense (Benefit) from Continuing Operations
A reconciliation of the federal corporate income tax rate and the effective tax rate on income from continuing operations before income taxes is summarized below:

	Year Ended September 30,
	2018	2017	2016
Statutory income tax rate	24.5%	35.0%	35.0%
Effect of foreign operations	7.4	3.1	0.3
State taxes, net of federal benefit	6.5	2.9	2.9
Domestic Production Activities Deduction permanent difference	(4.4)	(3.1)	(2.5)
Effect of other permanent differences	(3.0)	0.4	0.4
Research and Experimentation and other federal tax credits	(1.7)	(0.4)	(0.3)
Resolution of prior tax contingencies	1.3	0.9	(0.1)
Effect of tax reform	(38.7)	—	—
Other	(2.2)	(1.8)	0.2
Effective income tax rate	(10.3)%	37.0%	35.9%

On December 22, 2017, the Act was signed into law. The Act provides for significant changes to the U.S. Internal Revenue Code of 1986, as amended (the “Code”). Among other items, the Act implements a territorial tax system, imposes a one-time transition tax on deemed repatriated earnings of foreign subsidiaries, and reduces the federal corporate statutory tax rate to 21% effective January 1, 2018. As our fiscal year end falls on September 30, the federal corporate statutory tax rate for fiscal 2018 was prorated to 24.5%, with the statutory rate for fiscal 2019 and beyond at 21%.

The effective tax rates related to continuing operations in fiscal 2018, fiscal 2017 and fiscal 2016 were (10.3)%, 37.0% and 35.9%, respectively. Included in the effective tax rate for fiscal 2018 are one-time impacts related to the tax law change of $42.8 million. These include a one-time $44.6 million net tax benefit adjustment reflecting the revaluation of our net deferred tax liability at the lower tax rate. In addition, we recognized a one-time tax expense on deemed repatriated earnings and cash of foreign subsidiaries as required by the Act of $21.2 million, partially offset by the recognition and application of foreign tax credits associated with these foreign subsidiaries of $18.2 million. We also reduced the value of deferred tax liabilities associated with the write-off of previously acquired customer relationship intangible assets by $7.3 million, which was recognized in the “Income tax expense (benefit) from continuing operations” line in the Consolidated Statement of Operations in fiscal 2018. During the fourth quarter of fiscal 2018, we recognized a non-cash goodwill impairment charge of $94.6 million, of which $20.0 million was not tax-deductible.

In connection with the sale of the International Business during fiscal 2017, we recognized additional tax expense of $7.2 million associated with valuation allowances established in connection with historical foreign tax credits that we do not expect to utilize prior to their expiration. Through our increased ownership of AeroGrow, we established deferred tax assets of $10.9 million related to net operating losses (“NOLs”) of AeroGrow, subject to limitations imposed by Section 382 of the Code as a result of current and prior ownership changes. During fiscal 2017, we determined that $10.5 million of these deferred tax assets will expire unutilized due to the closing of statutes of limitation and a valuation allowance was established on these deferred tax assets. We also incurred a $13.4 million charge, which is not tax-deductible, driven by the October 2017 acquisition of the remaining noncontrolling interest in Gavita and subsidiaries, to write-up the fair value of the loan to the noncontrolling ownership group of Gavita to the agreed upon buyout value.

Income from Continuing Operations
Income from continuing operations was $127.6 million, or $2.23 per diluted share, in fiscal 2018 compared to $198.3 million, or $3.29 per diluted share, in fiscal 2017. The decrease was driven by higher impairment, restructuring and other charges, a decrease in gross profit, a decrease in other income, an increase in interest expense and an increase in other non-operating expense, partially offset by the lower effective tax rate, an increase in equity in income of unconsolidated affiliates and a decrease in SG&A.
Diluted average common shares used in the diluted income per common share calculation were 57.1 million for fiscal 2018 compared to 60.2 million for fiscal 2017. The decrease was primarily the result of Common Share repurchase activity, partially offset by the exercise and issuance of share-based compensation awards and the payment of a portion of the purchase price of Sunlight Supply in Common Shares. Dilutive equivalent shares for fiscal 2018 and fiscal 2017 were 0.9 million and 0.8 million, respectively.
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
Income (Loss) from Discontinued Operations, net of tax
Income (loss) from discontinued operations, net of tax, from our previously divested International Business, SLS Business and wild bird food business was $(63.9) million, $20.5 million and $68.7 million for fiscal 2018, fiscal 2017 and fiscal 2016, respectively. During fiscal 2018, we recognized a pre-tax charge of $85.0 million for a probable loss related to the previously disclosed legal matter In re Morning Song Bird Food Litigation in the “Income (loss) from discontinued operations, net of tax” line in the Consolidated Statements of Operations.
During fiscal 2017, we recorded a gain on the sale of the International Business of $32.7 million, partially offset by the provision for income taxes of $12.0 million. During fiscal 2018, we recorded a reduction to the pre-tax gain of $0.7 million related to the resolution of post-closing working capital adjustments. We recognized $1.8 million, $15.5 million and $2.5 million during fiscal 2018, fiscal 2017 and fiscal 2016, respectively, in transaction related costs associated with the sale of the International Business as well as termination benefits and facility closure costs of zero, $(0.4) million and $3.6 million in fiscal 2018, fiscal 2017 and fiscal 2016, respectively, within the “Income (loss) from discontinued operations, net of tax” line in the Consolidated Statements of Operations.
During fiscal 2016, we recorded a gain on the contribution of the SLS Business of $131.2 million, partially offset by the provision for deferred income taxes of $51.9 million. During fiscal 2017, we recorded an adjustment to reduce the pre-tax gain by $1.0 million related to post-closing working capital adjustments. During fiscal 2017 and fiscal 2016, we recognized $0.8 million and $4.6 million, respectively, in transaction related costs associated with the divestiture of the SLS Business. In addition, during fiscal 2016, we recognized a charge of $9.0 million for the resolution of a prior SLS Business litigation matter within the “Income (loss) from discontinued operations, net of tax” line in the Consolidated Statements of Operations.
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

The following table sets forth net sales by segment:

	Year Ended September 30,
	2018	2017	2016
	(In millions)
U.S. Consumer	$2,109.6	$2,160.5	$2,204.4
Hawthorne	344.9	287.2	121.2
Other	208.9	194.4	180.6
Consolidated	$2,663.4	$2,642.1	$2,506.2
The following table sets forth Segment Profit as well as a reconciliation to income from continuing operations before income taxes, the most directly comparable GAAP measure:

	Year Ended September 30,
	2018	2017	2016
	(In millions)
U.S. Consumer	$496.6	$521.5	$493.7
Hawthorne	(6.1)	35.5	11.8
Other	11.2	13.4	10.4
Total Segment Profit (Non-GAAP)	501.7	570.4	515.9
Corporate	(120.8)	(109.6)	(98.9)
Intangible asset amortization	(29.2)	(22.5)	(14.9)
Impairment, restructuring and other	(152.8)	(4.9)	33.8
Equity in income (loss) of unconsolidated affiliates (a)	4.9	(29.0)	19.5
Costs related to refinancing	—	—	(8.8)
Interest expense	(86.4)	(76.1)	(62.9)
Other non-operating expense, net	(1.7)	(13.4)	—
Income from continuing operations before income taxes (GAAP)	$115.7	$314.9	$383.7

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

U.S. Consumer
U.S. Consumer segment net sales were $2.11 billion in fiscal 2018, a decrease of 2.4% from fiscal 2017 net sales of $2.16 billion. The decrease was driven by the unfavorable impact of volume and pricing of 1.0% and 1.4%, respectively. Decreased sales volume for fiscal 2018 was driven by decreased sales of fertilizer, controls and plant food products, partially offset by increased sales of soils and grass seed products. Decreased pricing for fiscal 2018 was primarily driven by higher customer rebates and sales mix.
U.S. Consumer Segment Profit was $496.6 million in fiscal 2018, a decrease of 4.8% from fiscal 2017 Segment Profit of $521.5 million. The decrease for fiscal 2018 was primarily due to a decrease in net sales, gross profit rate and interest income that was classified in the “Other non-operating expense, net” line in the Consolidated Statements of Operations, partially offset by lower SG&A.
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
U.S. Consumer Segment Profit was $521.5 million in fiscal 2017, an increase of 5.6% from fiscal 2016 Segment Profit of $493.7 million. The increase for fiscal 2017 was primarily due to an increase in gross profit rate, higher other income and lower SG&A, partially offset by decreased net sales.

Hawthorne
Hawthorne segment net sales were $344.9 million in fiscal 2018, an increase of 20.1% from fiscal 2017 net sales of $287.2 million. The increase was driven by the favorable impacts of acquisitions and changes in foreign exchange rates of 47.5% and 1.6%, respectively, partially offset by the unfavorable impact of volume of 28.8%. Decreased sales volume for fiscal 2018 was driven by declines in the North American hydroponic business partially offset by growth in the European professional greenhouse market and AeroGrow.
Hawthorne Segment Loss was $6.1 million in fiscal 2018 as compared to profit of $35.5 million in fiscal 2017. The decrease for fiscal 2018 was primarily due to a decrease in gross profit rate and higher SG&A, partially offset by increased net sales driven by acquisitions. Segment Loss for fiscal 2018 included increased cost of goods sold related to acquisition date inventory fair value adjustments and increased deal costs related to the acquisition of Sunlight Supply.
Hawthorne segment net sales were $287.2 million in fiscal 2017, an increase of 137.0% from fiscal 2016 net sales of $121.2 million. The increase was driven by the favorable impacts of acquisitions, volume and changes in foreign exchange rates of 112.4%, 23.2% and 1.5%, respectively.
Hawthorne Segment Profit was $35.5 million in fiscal 2017 as compared to $11.8 million in fiscal 2016. The increase for fiscal 2017 was primarily due to an increase in net sales and a decrease in transaction costs related to acquisition activity, partially offset by a decrease in gross profit rate and higher SG&A from acquired businesses.
Other
Other segment net sales were $208.9 million in fiscal 2018, an increase of 7.5% from fiscal 2017 net sales of $194.4 million. The increase was driven by the favorable impacts of volume and changes in foreign exchange rates of 5.0% and 2.3%, respectively.
Other Segment Profit was $11.2 million in fiscal 2018, a decrease of 16.4% from fiscal 2017 Segment Profit of $13.4 million. The decrease was due to a decrease in gross profit rate, partially offset by higher net sales and lower SG&A.
Other segment net sales were $194.4 million in fiscal 2017, an increase of 7.6% from fiscal 2016 net sales of $180.6 million. The increase was driven by the favorable impacts of volume and acquisitions of 4.8% and 4.7%, respectively, partially offset by the unfavorable impact of changes in foreign exchange rates of 2.1%.
Other Segment Profit was $13.4 million in fiscal 2017, an increase of 28.8% from fiscal 2016 Segment Profit of $10.4 million. The increase was due to an increase in net sales and other income, partially offset by a decrease in gross profit rate and higher SG&A.
Corporate
Corporate expenses were $120.8 million in fiscal 2018, an increase of 10.2% from fiscal 2017 expenses of $109.6 million. The change was primarily due to higher share-based compensation expense due to an increase in the expected payout percentage on long-term performance-based awards, a decrease in royalty income earned from the TruGreen Joint Venture related to its use of our brand names following the divestiture of the SLS Business and interest income that was classified in the “Other non-operating expense, net” line in the Consolidated Statements of Operations for fiscal 2018, partially offset by lower variable incentive compensation expense and an increase in royalty income earned from Exponent related to its use of our brand names following our divestiture of the International Business.
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

Liquidity and Capital Resources
Operating Activities
Cash provided by operating activities totaled $342.5 million for fiscal 2018, a decrease of $20.7 million as compared to cash provided by operating activities of $363.2 million for fiscal 2017. This decrease in cash provided by operating activities was driven by a decrease in gross profit and an increase in interest paid, partially offset by a decrease in income taxes paid, a decrease in payments related to restructuring activities, lower SG&A, timing of customer rebate payments and cash used in operating activities associated with the International Business during fiscal 2017.

Cash provided by operating activities totaled $363.2 million for fiscal 2017, an increase of $119.2 million as compared to cash provided by operating activities of $244.0 million for fiscal 2016. This increase was driven by a decrease in cash used for working capital resulting from Company-wide efforts to improve inventory management and reduce inventory levels, improved timing of customer receipts and a decrease in accounts receivable from the TruGreen Joint Venture for expenses incurred pursuant to a short-term transition services agreement and an employee leasing agreement, partially offset by insurance reimbursement recoveries during fiscal 2016 related to the Bonus® S consumer complaint matter and lower customer volume rebates due to lower sales volume.
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
Investing Activities
Cash used in investing activities totaled $580.7 million for fiscal 2018, a change of $603.1 million as compared to cash provided by investing activities of $22.4 million for fiscal 2017. Cash used for investments in property, plant and equipment during fiscal 2018 was $68.2 million. During fiscal 2018, we completed the acquisitions of Sunlight Supply and Can-Filters which included cash payments of $492.9 million, paid the post-closing working capital adjustment obligation of $35.3 million related to the sale of the International Business and received cash of $13.5 million associated with currency forward contracts. Significant capital projects during fiscal 2018 included investments in our growing media production and packaging facilities, additional capital for supply chain optimization projects, investments in information technology and facility improvement and maintenance.
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
For the three fiscal years ended September 30, 2018, our capital spending was allocated as follows: 67% for expansion and maintenance of existing productive assets; 13% for new productive assets; 8% to expand our information technology and transformation and integration capabilities; and 12% for non-productive assets. We expect fiscal 2019 capital expenditures to be consistent with our recent capital spending amounts and allocations.
Financing Activities
Financing activities provided cash of $151.2 million in fiscal 2018, a change of $468.0 million as compared to cash used in financing activities of $316.8 million in fiscal 2017. The change was the result of an increase in net borrowings under our credit facilities of $843.1 million, a decrease in payments on seller notes of $19.8 million and an $8.1 million distribution paid by AeroGrow to its noncontrolling interest holders during fiscal 2017, partially offset by an increase in repurchases of our Common Shares of $72.5 million, the issuance of $250.0 million of 5.250% Senior Notes during fiscal 2017, $70.7 million related to the acquisition of the remaining 25% noncontrolling interest in Gavita and the prospective adoption of a new accounting pronouncement that requires excess tax benefits to be classified as an operating activity.
Financing activities used cash of $316.8 million in fiscal 2017, a change of $188.0 million as compared to cash used in financing activities of $128.8 million in fiscal 2016. The increase in fiscal 2017 was the result of an increase in repurchases of our Common Shares of $117.8 million, an increase in net repayments under our credit facilities of $87.7 million, an increase in payments on seller notes of $25.9 million, and an $8.1 million distribution paid by AeroGrow to its noncontrolling interest holders, partially offset by the issuance of $250.0 million aggregate principal amount of 5.250% Senior Notes during fiscal 2017 as compared to a net issuance of $200.0 million aggregate principal amount of Senior Notes during fiscal 2016 and a decrease in financing and issuance fees paid of $6.8 million.

Cash and Cash Equivalents
Our cash and cash equivalents were held in cash depository accounts with major financial institutions around the world or invested in high quality, short-term liquid investments having original maturities of three months or less. The cash and cash equivalents balances of $33.9 million and $120.5 million at September 30, 2018 and 2017, respectively, included $17.7 million and $39.3 million, respectively, held by controlled foreign corporations. As of September 30, 2018, and after consideration of the one time transition tax on deemed repatriation of foreign earnings, we have no unremitted earnings of foreign subsidiaries for which earnings are considered permanently reinvested. We have repatriated all cash and earnings of one subsidiary in the United Kingdom via a loan to a U.S. affiliate in the fiscal year ended September 30, 2018. Following the one-time transition tax, we determined that no deferred tax liability for withholding taxes on the subsidiary’s previously taxed earnings is required as the United Kingdom does not impose withholding taxes on distributions to the U.S. We maintain our assertions of indefinite reinvestment of the earnings of all material foreign subsidiaries with the exception of the earnings of Scotts Luxembourg Sarl, which are generally taxed on a current basis under “Subpart F” of the Code which prevents deferral of recognition of U.S. taxable income through the use of foreign entities.
Borrowing Agreements
Our primary sources of liquidity are cash generated by operations and borrowings under our credit facilities, which are guaranteed by substantially all of Scotts Miracle-Gro’s domestic subsidiaries. On October 29, 2015, we entered into the fourth amended and restated credit agreement (the “former credit agreement”), that was subsequently superseded by the Fifth A&R Credit Agreement discussed further below. The former credit agreement provided us with five-year senior secured loan facilities in the aggregate principal amount of $1.9 billion that were comprised of a revolving credit facility of $1.6 billion and a term loan in the original principal amount of $300.0 million (the “former credit facilities”). The former credit agreement also provided us with the right to seek additional committed credit under the agreement in an aggregate amount of up to $500.0 million plus an unlimited additional amount, subject to certain specified financial and other conditions. Under the former credit agreement, we had the ability to obtain letters of credit up to $100.0 million. Borrowings under the former credit facilities could be made in various currencies, including U.S. dollars, euro, British pounds, Australian dollars and Canadian dollars.
On July 5, 2018, we entered into the Fifth A&R Credit Agreement, providing us with five-year senior secured loan facilities in the aggregate principal amount of $2.3 billion, comprised of a revolving credit facility of $1.5 billion and a term loan in the original principal amount of $800.0 million (the “Fifth A&R Credit Facilities”). The Fifth A&R Credit Agreement also provides us with the right to seek additional committed credit under the agreement in an aggregate amount of up to $500.0 million plus an unlimited additional amount, subject to certain specified financial and other conditions. The Fifth A&R Credit Agreement replaces the former credit agreement, and will terminate on July 5, 2023. The revolving credit facility is available for issuance of letters of credit up to $75.0 million. Borrowings under the Fifth A&R Credit Facilities may be made in various currencies, including U.S. dollars, euro, British pounds and Canadian dollars. The former credit agreement would have terminated on October 29, 2020, if it had not been amended and restated pursuant to the Fifth A&R Credit Agreement.
At September 30, 2018, we had letters of credit outstanding in the aggregate principal amount of $22.3 million, and $985.5 million of availability under the Fifth A&R Credit Agreement, subject to our continued compliance with the covenants discussed below. The weighted average interest rates on average borrowings under the Fifth A&R Credit Agreement and the former credit agreement were 4.0%, 3.9% and 3.5% for fiscal 2018, fiscal 2017 and fiscal 2016, respectively.
On September 25, 2015, we entered into an amended and restated master accounts receivable purchase agreement (the “MARP Agreement”), which provided for the discretionary sale by us, and the discretionary purchase by the participating banks, on a revolving basis, of accounts receivable generated by sales to three specified debtors in an aggregate amount not to exceed $400.0 million. The MARP Agreement terminated effective October 14, 2016 in accordance with its terms upon our repayment of its outstanding obligations thereunder using $133.5 million borrowed under the former credit agreement.
On April 7, 2017, we entered into a Master Repurchase Agreement (including the annexes thereto, the “Repurchase Agreement”) and a Master Framework Agreement (the “Framework Agreement” and, together with the Repurchase Agreement, the “Receivables Facility”). Under the Receivables Facility, we may sell a portfolio of available and eligible outstanding customer accounts receivable to the purchasers and simultaneously agree to repurchase the receivables on a weekly basis. The eligible accounts receivable consisted of up to $250.0 million in accounts receivable generated by sales to three specified customers. On August 25, 2017, we entered into Amendment No. 1 to Master Framework Agreement, which (i) extended the expiration date of the Receivables Facility from August 25, 2017 to August 24, 2018, (ii) defined the seasonal commitment period of the Receivables Facility as beginning on February 23, 2018 and ending on June 15, 2018, (iii) increased the eligible amount of customer accounts receivable which may be sold from up to $250.0 million to up to $400.0 million and (iv) increased the commitment amount of the Receivables Facility during the seasonal commitment period from up to $100.0 million to up to $160.0 million.

On August 24, 2018, we entered into Amendment No. 1 to the Master Repurchase Agreement (the “Repurchase Amendment”) and Amendment No. 2 to Master Framework Agreement (the “Framework Amendment, and together with the Repurchase Amendment, the “Amendments”). Under the Amendments, the eligible amount of customer accounts receivables which may be sold is $400.0 million and the commitment amount during the seasonal commitment period is $160.0 million. Among other things, the Amendments (i) extend the expiration date of the Receivables Facility from August 24, 2018 to August 23, 2019 (ii) define the seasonal commitment period of the Receivables Facility as beginning on February 22, 2019 and ending on June 21, 2019 and (iii) revise the repurchase price for customer accounts receivable to LIBOR (with a floor of zero) plus 0.875% from LIBOR (with a floor of zero) plus 0.90%. As of September 30, 2018 and 2017, there were $76.0 million and $80.0 million, respectively, in borrowings on receivables pledged as collateral under the Receivables Facility, and the carrying value of the receivables pledged as collateral was $84.5 million and $88.9 million, respectively. As of September 30, 2018 and 2017, there was $0.4 million and $11.1 million, respectively, of availability under the Receivables Facility.
On December 15, 2016, we issued $250.0 million of 5.250% Senior Notes. The net proceeds of the offering were used to repay outstanding borrowings under our former credit facilities. The 5.250% Senior Notes represent general unsecured senior obligations and rank equal in right of payment with our existing and future unsecured senior debt. The 5.250% Senior Notes have interest payment dates of June 15 and December 15 of each year. The 5.250% Senior Notes may be redeemed, in whole or in part, on or after December 15, 2021 at applicable redemption premiums. The 5.250% Senior Notes contain customary covenants and events of default and mature on December 15, 2026. Substantially all of our domestic subsidiaries serve as guarantors of the 5.250% Senior Notes.
On October 13, 2015, we issued $400.0 million of 6.000% Senior Notes. The net proceeds of the offering were used to repay outstanding borrowings under a prior credit agreement. The 6.000% Senior Notes represent general unsecured senior obligations and rank equal in right of payment with our existing and future unsecured senior debt. The 6.000% Senior Notes have interest payment dates of April 15 and October 15 of each year. The 6.000% Senior Notes may be redeemed, in whole or in part, on or after October 15, 2018 at applicable redemption premiums. The 6.000% Senior Notes contain customary covenants and events of default and mature on October 15, 2023. Substantially all of our domestic subsidiaries serve as guarantors of the 6.000% Senior Notes.
The Fifth A&R Credit Agreement contains, among other obligations, an affirmative covenant regarding our leverage ratio on the last day of each quarter calculated as average total indebtedness, divided by our earnings before interest, taxes, depreciation and amortization (“EBITDA”), as adjusted pursuant to the terms of the Fifth A&R Credit Agreement (“Adjusted EBITDA”). The maximum leverage ratio is: (i) 5.25 through the second quarter of fiscal 2019, (ii) 5.00 for the third quarter of fiscal 2019 through the first quarter of fiscal 2020, (iii) 4.75 for the second quarter of fiscal 2020 through the fourth quarter of fiscal 2020 and (iv) 4.50 for the first quarter of fiscal 2021 and thereafter. Our leverage ratio was 4.23 at September 30, 2018. The Fifth A&R Credit Agreement also contains an affirmative covenant regarding our interest coverage ratio determined as of the end of each of its fiscal quarters. The interest coverage ratio is calculated as Adjusted EBITDA divided by interest expense, as described in the Fifth A&R Credit Agreement, and excludes costs related to refinancings. The minimum interest coverage ratio was 3.00 for the twelve months ended September 30, 2018. Our interest coverage ratio was 5.55 for the twelve months ended September 30, 2018. The Fifth A&R Credit Agreement allows us to make unlimited restricted payments (as defined in the Fifth A&R Credit Agreement), including dividend payments and Common Share repurchases, as long as the leverage ratio resulting from the making of such restricted payments is 4.00 or less. Otherwise, we may make further restricted payments in an aggregate amount for each fiscal year not to exceed the amount set forth in the Fifth A&R Credit Agreement for such fiscal year ($200.0 million for fiscal 2019 and $225.0 million for fiscal 2020 and thereafter).
We continue to monitor our compliance with the leverage ratio, interest coverage ratio and other covenants contained in the Fifth A&R Credit Agreement and, based upon our current operating assumptions, we expect to remain in compliance with the permissible leverage ratio and interest coverage ratio throughout fiscal 2019. However, an unanticipated shortfall in earnings, an increase in net indebtedness or other factors could materially affect our ability to remain in compliance with the financial or other covenants of our credit agreement, potentially causing us to have to seek an amendment or waiver from our lending group which could result in repricing of our credit facilities. While we believe we have good relationships with our lending group, we can provide no assurance that such a request would result in a modified or replacement credit agreement on reasonable terms, if at all.
At September 30, 2018, we had outstanding interest rate swap agreements with major financial institutions that effectively converted the LIBOR index portion of variable-rate debt denominated in U.S. dollars to a fixed rate. The swap agreements had a total U.S. dollar notional amount of $800.0 million at September 30, 2018. Interest payments made between the effective date and expiration date are hedged by the swap agreements, except as noted below. On October 12, 2018, we executed interest rate swap agreements with notional amounts that adjust in accordance with a specified seasonal schedule and have a maximum total notional amount at any point in time of $500.0 million. These swap agreements have a fixed rate of approximately 2.93% beginning in October 2018 through expiration dates in June, July and October 2021.

The notional amount, effective date, expiration date and rate of each of these swap agreements outstanding at September 30, 2018 are shown in the table below:

Notional Amount (in millions)		Effective Date (a)	Expiration Date	Fixed Rate
150	(b)	2/7/2017	5/7/2019	2.12%
50	(b)	2/7/2017	5/7/2019	2.25%
50		2/28/2018	5/28/2019	2.01%
200	(c)	12/20/2016	6/20/2019	2.12%
250	(d)	1/8/2018	6/8/2020	2.09%
100		6/20/2018	10/20/2020	2.15%

(a)	The effective date refers to the date on which interest payments were first hedged by the applicable swap agreement.

(b)	Interest payments made during the three-month period of each year that begins with the month and day of the effective date are hedged by the swap agreement.

(c)	Interest payments made during the six-month period of each year that begins with the month and day of the effective date are hedged by the swap agreement.

(d)	Notional amount adjusts in accordance with a specified seasonal schedule. This represents the maximum notional amount at any point in time.
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
Contractual Obligations
The following table summarizes our future cash outflows for contractual obligations as of September 30, 2018:

		Payments Due by Period
Contractual Cash Obligations	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
	(In millions)
Debt obligations	$2,025.7	$132.6	$80.9	$1,162.2	$650.0
Interest expense on debt obligations	454.4	90.6	161.3	144.5	58.0
Operating lease obligations	136.0	44.7	61.7	22.4	7.2
Purchase obligations	312.6	140.8	126.4	40.3	5.1
Other, primarily retirement plan obligations	149.2	8.6	24.3	26.1	90.2
Total contractual cash obligations	$3,077.9	$417.3	$454.6	$1,395.5	$810.5

We have long-term debt obligations and interest payments due primarily under the 5.250% Senior Notes and 6.000% Senior Notes and our credit facilities. Amounts in the table represent scheduled future maturities of long-term debt principal for the periods indicated.

The interest payments for our credit facilities are based on outstanding borrowings as of September 30, 2018. Actual interest expense will likely be higher due to the seasonality of our business and associated higher average borrowings.

Purchase obligations primarily represent commitments for materials used in our manufacturing processes, as well as commitments for warehouse services, grass seed and outsourced information services which comprise the unconditional purchase obligations disclosed in “NOTE 18. COMMITMENTS” of the Notes to Consolidated Financial Statements included in this Annual Report on Form 10-K.
Other obligations include actuarially determined retiree benefit payments and pension funding to comply with local funding requirements. Pension funding requirements beyond fiscal 2018 are based on preliminary estimates using actuarial assumptions determined as of September 30, 2018. The above table excludes liabilities for unrecognized tax benefits and insurance accruals as we are unable to estimate the timing of payments for these items.
Off-Balance Sheet Arrangements
At September 30, 2018, we have letters of credit in the aggregate face amount of $22.3 million outstanding. Further, we have a residual value guarantee on our corporate aircraft as disclosed in “NOTE 17. OPERATING LEASES” of the Notes to Consolidated Financial Statements included in this Annual Report on Form 10-K.

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
Inventories
Inventories are stated at the lower of cost or net realizable value, principally determined by the first in, first out method of accounting. Inventories acquired through the recent acquisition of Sunlight Supply, which represent approximately 19% of our consolidated inventories, were initially recorded at fair value and subsequently were measured using the average costing method of inventory valuation. Inventories include the cost of raw materials, labor, manufacturing overhead and freight and in-bound handling costs incurred to pre-position goods in our warehouse network. We make provisions for obsolete or slow-moving inventories as necessary to properly reflect inventory at the lower of cost or net realizable value. Adjustments to net realizable value for excess and obsolete inventory are based on a variety of factors, including product changes and improvements, changes in active ingredient availability and regulatory acceptance, new product introductions and estimated future demand. The adequacy of our adjustments could be materially affected by changes in the demand for our products or regulatory actions. During fiscal 2018, we determined it was preferable to use the first in, first out inventory valuation method and adopted this method for the remaining U.S. Consumer segment inventories not subject to the first in, first out method. The impact on inventory value and cost of goods sold was immaterial.
Long-lived Assets, including Property, Plant and Equipment
Property, plant and equipment are stated at cost. Depreciation of property, plant and equipment is provided on the straight-line method and is based on the estimated useful economic lives of the assets. Intangible assets with finite lives, and therefore subject to amortization, include technology (e.g., patents), customer relationships, non-competition agreements and certain tradenames. These intangible assets are being amortized over their estimated useful economic lives typically ranging from 3 to 25 years. We review long-lived assets whenever circumstances change such that the recorded value of an asset may not be recoverable and therefore impaired.
Goodwill and Indefinite-lived Intangible Assets
We have significant investments in intangible assets and goodwill. Our annual goodwill and indefinite-lived intangible asset testing is performed as of the first day of our fiscal fourth quarter or more frequently if circumstances indicate potential impairment. In our evaluation of goodwill and indefinite-lived intangible assets impairment, we perform either an initial qualitative or quantitative evaluation for each of our reporting units and indefinite-lived intangible assets. Factors considered in the qualitative test include operating results as well as new events and circumstances impacting the operations or cash flows of the reporting unit and indefinite-lived intangible assets. For the quantitative test, the review for impairment of goodwill and indefinite-lived intangible assets is based on a combination of income-based and market-based approaches. If it is determined that an impairment has occurred, an impairment loss is recognized for the amount by which the carrying value of the reporting unit or intangible asset exceeds its estimated fair value.
Under the income-based approach, we determine fair value using a discounted cash flow approach that requires significant judgment with respect to revenue and expense growth rates, changes in working capital, and future capital expenditure requirements based upon annual budgets and longer-range strategic plans, and the selection of an appropriate discount rate. These budgets and plans are used for internal purposes and are also the basis for communication with outside parties about future business trends. Under the market-based approach, we determine fair value by comparing our reporting units to similar businesses or guideline companies whose securities are actively traded in public markets. We also use the guideline transaction method to determine fair value based on pricing multiples derived from the sale of companies that are similar to our reporting units.
Fair value estimates employed in our annual impairment review of indefinite-lived intangible assets and goodwill were determined using models involving several assumptions. Changes in our assumptions could materially impact our fair value estimates. Assumptions critical to our fair value estimates were: (i) discount rates used in determining the fair value of the reporting units and intangible assets; (ii) royalty rates used in our intangible asset valuations; (iii) projected future revenues, expenses, working capital and capital expenditures used in the reporting unit and intangible asset models; and (iv) projected long-term growth rates used in the derivation of terminal year values. These and other assumptions are impacted by economic conditions and expectations of management and may change in the future based on period specific facts and circumstances. While we believe the assumptions we used to estimate future cash flows are reasonable, there can be no assurance that the expected future cash flows will be realized. As a result, impairment charges that possibly would have been recognized in earlier periods may not be recognized until later periods if actual results deviate unfavorably from earlier estimates. The use of different assumptions would increase or decrease discounted cash flows or earnings projections and could, therefore, change impairment determinations.
At September 30, 2018, goodwill totaled $543.0 million, with $228.1 million, $304.1 million and $10.8 million of goodwill for our U.S. Consumer, Hawthorne and Other segments, respectively. We performed annual impairment testing as of the first day of our fourth fiscal quarter in fiscal 2018, 2017 and 2016 and, with the exception of our Hawthorne reporting unit in fiscal 2018, concluded that there were no impairments of goodwill as the estimated fair value of each reporting unit exceeded its carrying value. Based on the results of the annual quantitative evaluation for fiscal 2018, the fair values of our U.S. Consumer and Other segment reporting units exceeded their respective carrying values by 247% and 12%, respectively. A 100 basis point change in the discount rate would not have resulted in an impairment for our U.S. Consumer and Other segment reporting units. As discussed further in “NOTE 4. GOODWILL AND INTANGIBLE ASSETS, NET,” during the fourth quarter of fiscal 2018 we recognized a non-cash goodwill impairment charge of $94.6 million related to our Hawthorne reporting unit in the “Impairment, restructuring and other” line in the Consolidated Statements of Operations. The impairment was primarily driven by the downturn in the U.S. retail hydroponic market, which has continued longer than anticipated in our earlier forecasts, as well as the completion of our annual budget process.
At September 30, 2018, indefinite-lived intangible assets consisted of tradenames of $168.2 million, as well as the Marketing Agreement Amendment of $155.7 million and the Brand Extension Agreement of $111.7 million. Based on the results of the annual evaluation for fiscal 2018, the fair values of our indefinite-lived intangible assets exceeded their respective carrying values in a range of 6% to over 900%. The fair value of the Ortho® tradename and the Marketing Agreement Amendment exceeded their carrying values by 6% and 9%, respectively. A 100 basis point change in the discount rate would have resulted in an impairment of the Ortho® tradename of $5.3 million and an impairment of the Marketing Agreement Amendment of $5.0 million. All other indefinite-lived intangible assets had an estimated fair value substantially in excess of carrying value as of the annual test date.
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
Changes in the discount rate and investment returns can have a significant effect on the funded status of our pension plans and shareholders’ equity. We cannot predict discount rates or investment returns with certainty and, therefore, cannot determine whether adjustments to our shareholders’ equity for pension-related activity in subsequent years will be significant. We also cannot predict future investment returns, and therefore cannot determine whether future pension plan funding requirements could materially affect our financial condition, results of operations or cash flows. A 100 basis point change in the discount rate would have an immaterial effect on fiscal 2019 pension expense. A 100 basis point change in the discount rate would have a $43.3 million change in our projected benefit obligations as of September 30, 2018.

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
Interest Rate Risk
We had variable rate debt instruments outstanding at September 30, 2018 and 2017 that are impacted by changes in interest rates. As a means of managing our interest rate risk on these debt instruments, we entered into interest rate swap agreements with major financial institutions to effectively fix the LIBOR index on certain variable-rate debt obligations.
At September 30, 2018 and 2017, we had outstanding interest rate swap agreements with a total U.S. dollar equivalent notional value of $800.0 million and $1,100.0 million, respectively. The weighted average fixed rate of swap agreements outstanding at September 30, 2018 was 2.1%.

The following table summarizes information about our derivative financial instruments and debt instruments that are sensitive to changes in interest rates as of September 30, 2018 and 2017. For debt instruments, the table presents principal cash flows and related weighted-average interest rates by expected maturity dates. For interest rate swap agreements, the table presents expected cash flows based on notional amounts and weighted-average interest rates by contractual maturity dates. Weighted-average variable rates are based on rates in effect at September 30, 2018 and 2017. A change in our variable interest rate of 100 basis points for a full twelve-month period would have a $2.5 million impact on interest expense assuming approximately $250 million of our average fiscal 2018 variable-rate debt had not been hedged via an interest rate swap agreement. The information is presented in U.S. dollars (in millions):

	Expected Maturity Date						Total	Fair Value
2018	2019	2020	2021	2022	2023	After
Long-term debt:
Fixed rate debt	$—	$—	$—	$—	$—	$650.0	$650.0	$650.4
Average rate	—	—	—	—	—	5.7%	5.7%	—
Variable rate debt	$116.0	$40.0	$40.0	$40.0	$1,122.2	$—	$1,358.2	$1,358.2
Average rate	3.4%	4.0%	4.0%	4.0%	3.8%	—	3.8%	—
Interest rate derivatives:
Interest rate swaps	$2.9	$0.9	$—	$—	$—	$—	$3.8	$3.8
Average rate	2.1%	2.1%	—	—	—	—	2.1%	—

	Expected Maturity Date						Total	Fair Value
2017	2018	2019	2020	2021	2022	After
Long-term debt:
Fixed rate debt	$—	$—	$—	$273.8	$—	$650.0	$923.8	$965.2
Average rate	—	—	—	3.3%	—	5.7%	5.0%	—
Variable rate debt	$80.0	$—	$—	$300.5	$—	$—	$380.5	$380.5
Average rate	2.1%	—	—	2.9%	—	—	2.8%	—
Interest rate derivatives:
Interest rate swaps	$1.3	$(1.2)	$—	$—	$—	$—	$0.1	$0.1
Average rate	0.9%	2.1%	—	—	—	—	1.6%	—

Excluded from the information provided above are miscellaneous debt instruments of $17.5 million and $105.4 million at September 30, 2018 and 2017, respectively.
Other Market Risks
Through fiscal 2018, we had transactions that were denominated in currencies other than the currency of the country of origin. We use currency forward contracts to manage the exchange rate risk associated with intercompany loans and certain other balances denominated in foreign currencies. At September 30, 2018, the notional amount of outstanding currency forward contracts was $117.2 million with a fair value of $(0.6) million. At September 30, 2017, the notional amount of outstanding currency forward contracts was $268.3 million with a fair value of $1.8 million. The outstanding contracts will mature over the next fiscal quarter.
We are subject to market risk from fluctuating prices of certain raw materials, including urea and other fertilizer inputs, resins, diesel, gasoline, natural gas, sphagnum peat, bark and grass seed. Our objectives surrounding the procurement of these materials are to ensure continuous supply and to control costs. We seek to achieve these objectives through negotiation of contracts with favorable terms directly with vendors. In addition, we use derivatives to partially mitigate the effect of fluctuating diesel and gasoline costs on our businesses. We had outstanding derivative contracts for 6,678,000 and 6,972,000 gallons of fuel at September 30, 2018 and 2017, respectively. The outstanding derivative contracts had a fair value of $1.7 million at September 30, 2018, compared to a fair value of $0.6 million at September 30, 2017. We also enter into hedging arrangements designed to fix the price of a portion of our projected future urea requirements of our business. We had outstanding derivative contracts for 88,000 and 76,500 aggregate tons of urea at September 30, 2018 and 2017, respectively. The outstanding derivative contracts had a fair value of $6.1 million at September 30, 2018, compared to a fair value of $3.2 million at September 30, 2017.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
The financial statements and other information required by this Item are contained in the Consolidated Financial Statements, Notes to Consolidated Financial Statements and Schedules Supporting the Consolidated Financial Statements listed in the “Index to Consolidated Financial Statements and Financial Statement Schedules” on page 60 of this Annual Report on Form 10-K.

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
Changes in Internal Control Over Financial Reporting
No changes in the Registrant’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) occurred during the Registrant’s fiscal quarter ended September 30, 2018, that have materially affected, or are reasonably likely to materially affect, the Registrant’s internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Directors, Executive Officers and Persons Nominated or Chosen to Become Directors or Executive Officers
The information required by Item 401 of SEC Regulation S-K concerning the directors of Scotts Miracle-Gro and the nominees for election or re-election as directors of Scotts Miracle-Gro at the Annual Meeting of Shareholders to be held on January 25, 2019 (the “2019 Annual Meeting”) is incorporated herein by reference from the disclosure which will be included under the caption “PROPOSAL NUMBER 1 — ELECTION OF DIRECTORS” in Scotts Miracle-Gro’s definitive Proxy Statement relating to the 2019 Annual Meeting (“Scotts Miracle-Gro’s Definitive Proxy Statement”), which will be filed pursuant to SEC Regulation 14A not later than 120 days after the end of Scotts Miracle-Gro’s fiscal year ended September 30, 2018.
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
Procedures for Recommending Director Nominees
Information concerning the procedures by which shareholders of Scotts Miracle-Gro may recommend nominees to Scotts Miracle-Gro’s Board of Directors is incorporated herein by reference from the disclosures which will be included under the captions “CORPORATE GOVERNANCE — Nominations of Directors” and “MEETINGS AND COMMITTEES OF THE BOARD — Committees of the Board — Nominating and Governance Committee” in Scotts Miracle-Gro’s Definitive Proxy Statement. These procedures have not materially changed from those described in Scotts Miracle-Gro’s definitive Proxy Statement for the 2018 Annual Meeting of Shareholders held on January 26, 2018.
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
(a) LIST OF DOCUMENTS FILED AS PART OF THIS REPORT
1 and 2. Financial Statements and Financial Statement Schedules:
The response to this portion of Item 15 is submitted as a separate section of this Annual Report on Form 10-K. Reference is made to the “Index to Consolidated Financial Statements and Financial Statement Schedules” on page 60 of this Annual Report on Form 10-K.
(b) EXHIBITS
The exhibits listed on the “Index to Exhibits” beginning on page 137 of this Annual Report on Form 10-K are filed or furnished with this Annual Report on Form 10-K or incorporated herein by reference as noted in the “Index to Exhibits.”
(c) FINANCIAL STATEMENT SCHEDULES
The financial statement schedule filed with this Annual Report on Form 10-K is submitted in a separate section hereof. For a description of such financial statement schedules, see “Index to Consolidated Financial Statements and Financial Statement Schedules” on page 60 of this Annual Report on Form 10-K.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

THE SCOTTS MIRACLE-GRO COMPANY

By:	/s/ JAMES HAGEDORN
James Hagedorn, Chief Executive Officer and Chairman of the Board

Dated: November 29, 2018
Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ THOMAS RANDAL COLEMAN	Chief Financial Officer and Executive Vice President	November 29, 2018
Thomas Randal Coleman	(Principal Financial Officer and Principal Accounting Officer)

/s/ JAMES HAGEDORN	Chief Executive Officer, Chairman of the Board and Director	November 29, 2018
James Hagedorn	(Principal Executive Officer)

/s/ DAVID C. EVANS*	Director	November 29, 2018
David C. Evans

/s/ BRIAN D. FINN*	Director	November 29, 2018
Brian D. Finn

/s/ ADAM HANFT*	Director	November 29, 2018
Adam Hanft

/s/ CRAIG R. HARGREAVES*	Director	November 29, 2018
Craig R. Hargreaves

/s/ STEPHEN L. JOHNSON*	Director	November 29, 2018
Stephen L. Johnson

/s/ THOMAS N. KELLY JR.*	Director	November 29, 2018
Thomas N. Kelly Jr.

/s/ KATHERINE HAGEDORN LITTLEFIELD*	Director	November 29, 2018
Katherine Hagedorn Littlefield

Signature	Title	Date

/s/ JAMES F. MCCANN*	Director	November 29, 2018
James F. McCann

/s/ NANCY G. MISTRETTA*	Director	November 29, 2018
Nancy G. Mistretta

/s/ PETER E. SHUMLIN*	Director	November 29, 2018
Peter E. Shumlin

/s/ JOHN R. VINES*	Director	November 29, 2018
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
Management, with the participation of our principal executive officer and principal financial officer, assessed the effectiveness of our internal control over financial reporting as of September 30, 2018, the end of our fiscal year. Management based its assessment on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Management’s assessment included evaluation of such elements as the design and operating effectiveness of key financial reporting controls, process documentation, accounting policies and our overall control environment. This assessment is supported by testing and monitoring performed under the direction of management. As allowed by the SEC guidance, management excluded from the assessment the internal control over financial reporting at Sunlight Supply, Inc. and Can-Filters Group Inc., and their subsidiaries, which were acquired in fiscal 2018. These acquisitions constituted 17.6% of total assets, 4.1% and (19.6)% of revenues and net income, respectively, included in our consolidated financial statements as of and for the fiscal year ended September 30, 2018.
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
Based on our assessment, management has concluded that our internal control over financial reporting was effective as of September 30, 2018, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with accounting principles generally accepted in the United States of America. We reviewed the results of management’s assessment with the Audit Committee of the Board of Directors of The Scotts Miracle-Gro Company.
Our independent registered public accounting firm, Deloitte & Touche LLP, independently audited our internal control over financial reporting as of September 30, 2018 and has issued their attestation report which appears herein.

/s/ JAMES HAGEDORN		/s/ THOMAS RANDAL COLEMAN
James Hagedorn		Thomas Randal Coleman
Chief Executive Officer and Chairman of the Board		Executive Vice President and Chief Financial Officer

Dated:	November 29, 2018	Dated:	November 29, 2018

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Shareholders and the Board of Directors of
The Scotts Miracle-Gro Company
Marysville, Ohio

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of The Scotts Miracle-Gro Company and subsidiaries (the “Company”) as of September 30, 2018 and 2017, the related consolidated statements of operations, comprehensive income, shareholders’ equity, and cash flows, for each of the three years in the period ended September 30, 2018, and the related notes and schedules (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of September 30, 2018 and 2017, and the results of its operations and its cash flows, for each of the three years in the period ended September 30, 2018 in conformity with accounting principles generally accepted in the United States of America.

Changes in Accounting Principle

As discussed in Note 1 to the financial statements, on October 1, 2017, the Company prospectively adopted the new accounting guidance in ASU 2016-09 Compensation-Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting. On June 30, 2018, the Company prospectively adopted the new accounting guidance in ASU 2017-04 Intangibles-Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment. On July 1, 2018, the Company changed its accounting for a portion of its inventories to the first-in, first-out method which was determined to be a preferable accounting principle for such inventories.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ DELOITTE & TOUCHE LLP

Columbus, Ohio
November 29, 2018
We have served as the Company's auditor since 2005.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and the Board of Directors of
The Scotts Miracle-Gro Company
Marysville, Ohio

Opinion on Internal Control over Financial Reporting
We have audited the internal control over financial reporting of The Scotts Miracle-Gro Company and subsidiaries (the “Company”) as of September 30, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of September 30, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by COSO.

As described in Annual Report of Management on Internal Control Over Financial Reporting, management excluded from its assessment the internal control over financial reporting at Sunlight Supply, Inc. and Can-Filters Group Inc., and their subsidiaries which were acquired in fiscal 2018. These acquisitions constituted 17.6% of total assets, 4.1% and (19.6)% of revenues and net income, respectively, included in the consolidated financial statements as of and for the fiscal year ended September 30, 2018. Accordingly, our audit did not include the internal control over financial reporting at Sunlight Supply, Inc. and Can-Filters Group Inc., and their subsidiaries. The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Annual Report of Management on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated financial statements as of and for the year ended September 30, 2018, of the Company and our report dated November 29, 2018, expressed an unqualified opinion on those financial statements and included an explanatory paragraph regarding the Company’s change in accounting for employee share-based payments, goodwill impairment testing and inventory valuation.
Basis for Opinion
The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Annual Report of Management on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.
Definition and Limitations of Internal Control over Financial Reporting
A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ DELOITTE & TOUCHE LLP

Columbus, Ohio
November 29, 2018

THE SCOTTS MIRACLE-GRO COMPANY
Consolidated Statements of Operations
(In millions, except per share data)

	Year Ended September 30,
	2018	2017	2016
Net sales	$2,663.4	$2,642.1	$2,506.2
Cost of sales	1,778.3	1,669.5	1,600.0
Cost of sales—impairment, restructuring and other	20.5	—	5.9
Gross profit	864.6	972.6	900.3
Operating expenses:
Selling, general and administrative	540.1	550.9	518.0
Impairment, restructuring and other	132.3	4.9	(51.5)
Other income, net	(6.7)	(16.6)	(13.8)
Income from operations	198.9	433.4	447.6
Equity in (income) loss of unconsolidated affiliates	(4.9)	29.0	(7.8)
Costs related to refinancing	—	—	8.8
Interest expense	86.4	76.1	62.9
Other non-operating expense, net	1.7	13.4	—
Income from continuing operations before income taxes	115.7	314.9	383.7
Income tax expense (benefit) from continuing operations	(11.9)	116.6	137.6
Income from continuing operations	127.6	198.3	246.1
Income (loss) from discontinued operations, net of tax	(63.9)	20.5	68.7
Net income	$63.7	$218.8	$314.8
Net (income) loss attributable to noncontrolling interest	—	(0.5)	0.5
Net income attributable to controlling interest	$63.7	$218.3	$315.3

Basic income (loss) per common share:
Income from continuing operations	$2.27	$3.33	$4.04
Income (loss) from discontinued operations	(1.14)	0.35	1.12
Basic net income per common share	$1.13	$3.68	$5.16
Diluted income (loss) per common share:
Income from continuing operations	$2.23	$3.29	$3.98
Income (loss) from discontinued operations	(1.11)	0.34	1.11
Diluted net income per common share	$1.12	$3.63	$5.09

See Notes to Consolidated Financial Statements.

THE SCOTTS MIRACLE-GRO COMPANY
Consolidated Statements of Comprehensive Income (Loss)
(In millions)

	Year Ended September 30,
	2018	2017	2016
Net income	$63.7	$218.8	$314.8
Other comprehensive income (loss):
Net foreign currency translation adjustment, including reclassifications to net income of $11.7, $18.5 and $0.0 for fiscal 2018, fiscal 2017 and fiscal 2016, respectively	9.0	28.2	(6.2)
Net unrealized gain (loss) on derivative instruments, net of tax of $3.3, $3.1 and $(0.9) for fiscal 2018, fiscal 2017 and fiscal 2016, respectively	9.3	4.9	(1.5)
Reclassification of net unrealized (gains) losses on derivative instruments to net income, net of tax of $(1.1), $1.1 and $3.6 for fiscal 2018, fiscal 2017 and fiscal 2016, respectively	(3.1)	1.8	5.8
Net unrealized gain (loss) in pension and other post-retirement benefits, net of tax of $2.4, $6.0 and $(6.2) for fiscal 2018, fiscal 2017 and fiscal 2016, respectively	6.7	9.6	(10.0)
Reclassification of net pension and other post-retirement benefit losses to net income, net of tax of $0.4, $2.3 and $1.1 for fiscal 2018, fiscal 2017 and fiscal 2016, respectively	1.3	3.6	1.8
Total other comprehensive income (loss)	23.2	48.1	(10.1)
Comprehensive income	86.9	266.9	304.7
Comprehensive (income) loss attributable to noncontrolling interest	—	(0.9)	0.5
Comprehensive income attributable to controlling interest	$86.9	$266.0	$305.2

See Notes to Consolidated Financial Statements.

THE SCOTTS MIRACLE-GRO COMPANY
Consolidated Statements of Cash Flows
(In millions)

	Year Ended September 30,
	2018	2017	2016
OPERATING ACTIVITIES
Net income	$63.7	$218.8	$314.8
Adjustments to reconcile net income to net cash provided by operating activities:
Impairment, restructuring and other	121.5	1.2	0.2
Costs related to refinancing	—	—	2.2
Share-based compensation expense	40.4	25.2	15.6
Depreciation	53.4	55.1	53.8
Amortization	30.0	25.0	19.7
Deferred taxes	(87.6)	(17.4)	83.6
Gain on long-lived assets	(0.6)	(3.3)	(0.8)
(Gain) loss on sale / contribution of business	0.7	(31.7)	(131.2)
Equity in (income) loss and distributions from unconsolidated affiliates	(4.9)	32.6	(0.3)
Recognition of accumulated foreign currency translation loss	11.7	—	—
Changes in assets and liabilities, net of acquired businesses:
Accounts receivable	(2.7)	48.6	(29.8)
Inventories	14.3	3.6	(29.4)
Prepaid and other assets	18.0	(12.2)	(9.3)
Accounts payable	(3.9)	9.0	(45.3)
Other current liabilities	4.5	26.9	22.9
Restructuring and other	100.1	(8.7)	(7.3)
Other non-current items	(13.6)	(10.4)	(11.8)
Other, net	(2.5)	0.9	(3.6)
Net cash provided by operating activities	342.5	363.2	244.0
INVESTING ACTIVITIES
Proceeds from sale of long-lived assets	5.1	5.7	2.4
Post-closing working capital payment related to sale of International Business	(35.3)	—	—
Proceeds from sale of business, net of cash disposed of	—	180.3	—
Investments in property, plant and equipment	(68.2)	(69.6)	(58.3)
Investments in loans receivable	(17.1)	(29.7)	(90.0)
Proceeds from loans receivable	14.3	—	—
Cash contributed to TruGreen Joint Venture	—	—	(24.2)
Net distributions from unconsolidated affiliates	(0.1)	57.4	194.1
Investments in acquired businesses, net of cash acquired	(492.9)	(121.7)	(158.4)
Other investing, net	13.5	—	—
Net cash (used in) provided by investing activities	(580.7)	22.4	(134.4)
FINANCING ACTIVITIES
Borrowings under revolving and bank lines of credit and term loans	2,987.0	1,449.3	2,069.1
Repayments under revolving and bank lines of credit and term loans	(2,312.9)	(1,618.3)	(2,150.4)
Proceeds from issuance of 5.250% Senior Notes	—	250.0	—
Proceeds from issuance of 6.000% Senior Notes	—	—	400.0
Repayment of 6.625% Senior Notes	—	—	(200.0)
Financing and issuance fees	(6.1)	(4.4)	(11.2)
Dividends paid	(120.0)	(120.3)	(116.6)
Distribution paid by AeroGrow to noncontrolling interest	—	(8.1)	—
Purchase of Common Shares	(327.7)	(255.2)	(137.4)
Payments on sellers notes	(8.9)	(28.7)	(2.8)
Excess tax benefits from share-based payment arrangements	—	7.9	5.8
Cash received from exercise of stock options	10.5	11.0	14.7
Acquisition of noncontrolling interests	(70.7)	—	—
Net cash (used in) provided by financing activities	151.2	(316.8)	(128.8)
Effect of exchange rate changes on cash	0.4	1.6	(2.1)
Net increase (decrease) in cash and cash equivalents	(86.6)	70.4	(21.3)
Cash and cash equivalents at beginning of year excluding cash classified within assets held for sale	120.5	28.6	50.8
Cash and cash equivalents at beginning of year classified within assets held for sale	—	21.5	20.6
Cash and cash equivalents at beginning of year	120.5	50.1	71.4
Cash and cash equivalents at end of year	$33.9	$120.5	$50.1
See Notes to Consolidated Financial Statements.

THE SCOTTS MIRACLE-GRO COMPANY
Consolidated Balance Sheets
(In millions, except stated value per share)

	September 30,
	2018	2017
ASSETS
Current assets:
Cash and cash equivalents	$33.9	$120.5
Accounts receivable, less allowances of $3.6 in 2018 and $3.1 in 2017	226.0	197.7
Accounts receivable pledged	84.5	88.9
Inventories	481.4	407.5
Prepaid and other current assets	59.9	67.1
Total current assets	885.7	881.7
Investment in unconsolidated affiliates	36.1	31.1
Property, plant and equipment, net	530.8	467.7
Goodwill	543.0	441.6
Intangible assets, net	857.3	748.9
Other assets	201.6	176.0
Total assets	$3,054.5	$2,747.0
LIABILITIES AND EQUITY
Current liabilities:
Current portion of debt	$132.6	$143.1
Accounts payable	150.5	153.1
Other current liabilities	329.6	248.3
Total current liabilities	612.7	544.5
Long-term debt	1,883.8	1,258.0
Distributions in excess of investment in unconsolidated affiliate	21.9	21.9
Other liabilities	176.5	260.9
Total liabilities	2,694.9	2,085.3
Commitments and contingencies (Notes 17, 18 and 19)
Equity:
Common shares and capital in excess of $.01 stated value per share; shares outstanding of 55.3 in 2018 and 58.1 in 2017	420.3	407.6
Retained earnings	919.9	978.2
Treasury shares, at cost; 12.8 shares in 2018 and 10.0 shares in 2017	(939.6)	(667.8)
Accumulated other comprehensive loss	(46.0)	(69.2)
Total equity—controlling interest	354.6	648.8
Noncontrolling interest	5.0	12.9
Total equity	359.6	661.7
Total liabilities and equity	$3,054.5	$2,747.0

See Notes to Consolidated Financial Statements.

THE SCOTTS MIRACLE-GRO COMPANY
Consolidated Statements of Shareholders’ Equity
(In millions, except per share data)

	Common Shares		Capital in Excess of Stated Value	Retained Earnings	Treasury Shares		Accumulated Other Comprehensive Income (Loss)		Non-controlling Interest
	Shares	Amount			Shares	Amount		Total		Total
Balance at September 30, 2015	68.1	$0.3	$400.1	$684.2	6.7	$(357.1)	$(106.8)	$620.7	$12.4	$633.1
Net income (loss)	—	—	—	315.3	—	—	—	315.3	(0.5)	314.8
Other comprehensive income (loss)	—	—	—	—	—	—	(10.1)	(10.1)	—	(10.1)
Share-based compensation	—	—	21.6	—	—	—	—	21.6	—	21.6
Dividends declared ($1.910 per share)	—	—	—	(117.7)	—	—	—	(117.7)	—	(117.7)
Treasury share purchases	—	—	—	—	1.8	(137.4)	—	(137.4)	—	(137.4)
Treasury share issuances	—	—	(20.3)	—	(0.7)	43.1	—	22.8	—	22.8
Investment in noncontrolling interest	—	—	—	—	—	—	—	—	7.2	7.2
Balance at September 30, 2016	68.1	0.3	401.4	881.8	7.8	(451.4)	(116.9)	715.2	19.1	734.3
Net income (loss)	—	—	—	218.3	—	—	—	218.3	0.5	218.8
Other comprehensive income (loss)	—	—	—	—	—	—	47.7	47.7	0.4	48.1
Share-based compensation	—	—	33.4	—	—	—	—	33.4	—	33.4
Dividends declared ($2.030 per share)	—	—	—	(121.9)	—	—	—	(121.9)	—	(121.9)
Treasury share purchases	—	—	—	—	2.7	(255.0)	—	(255.0)	—	(255.0)
Treasury share issuances	—	—	(26.5)	—	(0.5)	38.6	—	12.1	—	12.1
Adjustment to noncontrolling interest due to ownership change	—	—	(1.0)	—	—	—	—	(1.0)	1.0	—
Distribution declared by AeroGrow	—	—	—	—	—	—	—	—	(8.1)	(8.1)
Balance at September 30, 2017	68.1	0.3	407.3	978.2	10.0	(667.8)	(69.2)	648.8	12.9	661.7
Net income (loss)	—	—	—	63.7	—	—	—	63.7	—	63.7
Other comprehensive income (loss)	—	—	—	—	—	—	23.2	23.2	—	23.2
Share-based compensation	—	—	40.5	—	—	—	—	40.5	—	40.5
Dividends declared ($2.140 per share)	—	—	—	(122.0)	—	—	—	(122.0)	—	(122.0)
Treasury share purchases	—	—	—	—	3.5	(326.1)	—	(326.1)	—	(326.1)
Treasury share issuances	—	—	(22.1)	—	(0.7)	54.3	—	32.2	—	32.2
Acquisition of remaining noncontrolling interest in Gavita	—	—	(5.7)	—	—	—	—	(5.7)	(7.9)	(13.6)
Balance at September 30, 2018	68.1	$0.3	$420.0	$919.9	12.8	$(939.6)	$(46.0)	$354.6	$5.0	$359.6

See Notes to Consolidated Financial Statements.

THE SCOTTS MIRACLE-GRO COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Nature of Operations
The Scotts Miracle-Gro Company (“Scotts Miracle-Gro” or “Parent”) and its subsidiaries (collectively, together with Scotts Miracle-Gro, the “Company”) are engaged in the manufacturing, marketing and sale of branded products for lawn and garden care and indoor and hydroponic gardening. The Company’s primary customers include home centers, mass merchandisers, warehouse clubs, large hardware chains, independent hardware stores, nurseries, garden centers, food and drug stores, indoor gardening and hydroponic product distributors and retailers. The Company’s products are sold in North America, Europe and Asia.
Due to the nature of the consumer lawn and garden business, the majority of the Company’s sales to customers occur in the Company’s second and third fiscal quarters. On a combined basis, net sales for the second and third quarters of the last three fiscal years represented in excess of 75% of the Company’s annual net sales.
Organization and Basis of Presentation
The Company’s consolidated financial statements are presented in accordance with accounting principles generally accepted in the United States of America (“GAAP”). The consolidated financial statements include the accounts of Scotts Miracle-Gro and its subsidiaries. All intercompany transactions and accounts have been eliminated in consolidation. The Company’s consolidation criteria are based on majority ownership (as evidenced by a majority voting interest in the entity) and an objective evaluation and determination of effective management control. AeroGrow International, Inc. (“AeroGrow”), in which the Company has a controlling interest, is consolidated, with the equity owned by other shareholders shown as noncontrolling interest in the Consolidated Balance Sheets, and the other shareholders’ portion of net earnings and other comprehensive income shown as net income (loss) or comprehensive (income) loss attributable to noncontrolling interest in the Consolidated Statements of Operations and Consolidated Statements of Comprehensive Income (Loss), respectively. The results of businesses acquired or disposed of are included in the consolidated financial statements from the date of each acquisition or up to the date of disposal, respectively.
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
Under the terms of the Amended and Restated Exclusive Agency and Marketing Agreement (the “Original Marketing Agreement”) and the Second Amended and Restated Agency and Marketing Agreement (the “Restated Marketing Agreement”), pursuant to which the Company has served, since its 1998 fiscal year, as the exclusive agent of Monsanto Company (“Monsanto”) for the marketing and distribution of Monsanto’s consumer Roundup® non-selective weedkiller products in the United States and certain other specified countries, the Company performs certain functions, primarily sales, merchandising, warehousing and other selling and marketing services, on behalf of Monsanto in the conduct of its consumer Roundup® business. The Company performs other services, including conversion services, pursuant to ancillary agreements. The actual costs incurred for these activities are charged to and reimbursed by Monsanto. The Company records costs incurred for which the Company is the primary obligor on a gross basis, recognizing such costs in the “Cost of sales” line and the reimbursement of these costs in the “Net sales” line in the Consolidated Statements of Operations, with no effect on gross profit dollars or net income.
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
Advertising
Advertising costs incurred during the year are expensed to interim periods in relation to revenues. All advertising costs, except for external production costs, are expensed within the fiscal year in which such costs are incurred. External production costs for advertising programs are deferred until the period in which the advertising is first aired. The costs deferred at September 30, 2018 and 2017 were zero and $0.4 million, respectively. Advertising expenses were $104.2 million in fiscal 2018, $123.0 million in fiscal 2017 and $122.3 million in fiscal 2016.
Research and Development
All costs associated with research and development are charged to expense as incurred. Expenses for fiscal 2018, fiscal 2017 and fiscal 2016 were $42.5 million, $39.9 million and $36.0 million, respectively, including product registration costs of $11.4 million, $10.6 million and $10.6 million, respectively.
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
Share-Based Compensation Awards
The fair value of awards is expensed over the requisite service period which is typically the vesting period, generally three to five years, except in cases where employees are eligible for accelerated vesting based on having satisfied retirement requirements relating to age and years of service. Performance-based awards are expensed over the requisite service period based on achievement of performance criteria. The Company uses a binomial model to determine the fair value of its option grants. The Company classifies share-based compensation expense within selling, general and administrative expenses to correspond with the same line item as cash compensation paid to employees.
Other Non-Operating Expense, net
In fiscal 2017, the “Other non-operating expense, net” line in the Consolidated Statements of Operations included a $13.4 million non tax-deductible charge, related to the October 2017 acquisition of the remaining noncontrolling interest in Gavita Holdings B.V., and its subsidiaries (collectively, “Gavita”), to write-up the fair value of the loan to the noncontrolling ownership group to the agreed upon buyout value.
As a result of the enactment of the H.R.1 (the “Act,” formerly known as the “Tax Cuts and Jobs Act”) on December 22, 2017, the Company repatriated cash from a foreign subsidiary during the second quarter of fiscal 2018 resulting in the liquidation of substantially all of the assets of the subsidiary and the write-off of accumulated foreign currency translation loss adjustments of $11.7 million in the “Other non-operating expense, net” line in the Consolidated Statements of Operations.
For fiscal 2018, the Company has classified interest income on loans receivable of $10.0 million in the “Other non-operating expense, net” line in the Consolidated Statements of Operations. For fiscal 2017 and fiscal 2016, interest income on loans receivable of $10.0 million and $3.9 million, respectively, is classified in the “Other income, net” line in the Consolidated Statements of Operations.

THE SCOTTS MIRACLE-GRO COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Earnings per Common Share
Basic income per common share of Scotts Miracle-Gro (“Common Share”) is computed by dividing income attributable to controlling interest from continuing operations, income (loss) from discontinued operations or net income attributable to controlling interest by the weighted average number of Common Shares outstanding each period. Diluted income per Common Share is computed by dividing income attributable to controlling interest from continuing operations, income (loss) from discontinued operations or net income attributable to controlling interest by the weighted average number of Common Shares outstanding plus all dilutive potential Common Shares (stock options, performance shares and restricted stock unit awards) outstanding each period.
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
Inventories
Inventories are stated at the lower of cost or net realizable value, principally determined by the first in, first out method of accounting. Inventories acquired through the recent acquisition of Sunlight Supply (as defined in “NOTE 7. ACQUISITIONS AND INVESTMENTS”), which represent approximately 19% of the Company’s consolidated inventories, were initially recorded at fair value and subsequently were measured using the average costing method of inventory valuation. Inventories include the cost of raw materials, labor, manufacturing overhead and freight and in-bound handling costs incurred to pre-position goods in the Company’s warehouse network. The Company makes provisions for obsolete or slow-moving inventories as necessary to properly reflect inventory at the lower of cost or net realizable value. Adjustments to reflect inventories at net realizable values were $8.1 million and $10.5 million at September 30, 2018 and 2017, respectively. During fiscal 2018, the Company determined it was preferable to use the first in, first out inventory valuation method and adopted this method for the remaining U.S. Consumer segment inventories not subject to the first in, first out method. The impact of this change in accounting principle on inventory value and cost of goods sold was immaterial.
Loans Receivable
Loans receivable are carried at outstanding principal amount, and are recognized in the “Other assets” line in the Consolidated Balance Sheets. Loans receivable are impaired when, based on current information and events, it is probable that the Company will be unable to collect all amounts due according to the contractual terms of the loan agreement. If it is determined that an impairment has occurred, an impairment loss is recognized for the amount by which the carrying value of the asset exceeds the present value of expected future cash flows and recorded within “Operating expenses” in the Consolidated Statements of Operations. Interest income was $10.0 million for fiscal 2018, $10.0 million for fiscal 2017 and $3.9 million for fiscal 2016. Interest income is recorded on an accrual basis. The Company classified interest income in the “Other non-operating expense, net” line in the Consolidated Statements of Operations in fiscal 2018 and in the “Other income, net” line in the Consolidated Statements of Operations in fiscal 2017 and fiscal 2016.
At September 30, 2018, the carrying value and estimated fair value of loans receivable was $112.6 million and $128.2 million, respectively. At September 30, 2017, the carrying value and estimated fair value of loans receivable was $110.4 million and $125.6 million, respectively. The estimated fair value was determined using an income-based approach, which includes market participant expectations of cash flows over the remaining useful life discounted to present value using an appropriate discount rate. The estimate requires subjective assumptions to be made, including those related to credit risk and discount rates. The fair value measurement is based on significant inputs unobservable in the market and thus represents a Level 3 measurement.

THE SCOTTS MIRACLE-GRO COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Long-Lived Assets
Property, plant and equipment are stated at cost. Interest capitalized in property, plant and equipment amounted to $0.3 million, $0.1 million and $0.3 million during fiscal 2018, fiscal 2017 and fiscal 2016, respectively. Expenditures for maintenance and repairs are charged to expense as incurred. When properties are retired or otherwise disposed of, the cost of the asset and the related accumulated depreciation are removed from the accounts with the resulting gain or loss being reflected in income from operations.

Depreciation of property, plant and equipment is provided on the straight-line method and is based on the estimated useful economic lives of the assets as follows:

Land improvements	10 – 25 years
Buildings	10 – 40 years
Machinery and equipment	3 – 15 years
Furniture and fixtures	6 – 10 years
Software	3 – 8 years

Intangible assets subject to amortization include technology, such as patents, customer relationships, non-compete agreements and certain tradenames. These intangible assets are being amortized over their estimated useful economic lives, which typically range from 3 to 25 years. The Company’s fixed assets and intangible assets subject to amortization are required to be tested for recoverability whenever events or changes in circumstances indicate that carrying amounts may not be recoverable. If an evaluation of recoverability was required, the estimated undiscounted future cash flows associated with the asset group would be compared to the asset group carrying amount to determine if a write-down is required. If the undiscounted cash flows are less than the carrying amount, an impairment loss is recorded to the extent that the carrying amount exceeds fair value and classified as “Impairment, restructuring and other” within “Operating expenses” in the Consolidated Statements of Operations.
The Company had non-cash investing activities of $9.8 million, $16.1 million and $12.4 million during fiscal 2018, fiscal 2017 and fiscal 2016, respectively, representing unpaid liabilities incurred during each fiscal year to acquire property, plant and equipment.
Statements of Cash Flows
Supplemental cash flow information was as follows for fiscal 2018, fiscal 2017 and fiscal 2016:

	Year Ended September 30,
	2018	2017	2016
	(In millions)
Interest paid	$(81.6)	$(69.8)	$(54.1)
Call premium on 6.625% Senior Notes	—	—	(6.6)
Property and equipment acquired under capital leases	—	(0.9)	—
Income taxes paid	(56.3)	(111.9)	(80.9)
During fiscal 2018, the Company paid contingent consideration of $3.0 million and $5.8 million, respectively, related to the fiscal 2016 acquisition of Gavita and the fiscal 2017 acquisition of Agrolux Holding B.V., and its subsidiaries (collectively, “Agrolux”). During fiscal 2017, the Company paid contingent consideration of $6.7 million, $6.5 million and $15.5 million, respectively, related to the fiscal 2014 acquisition of Fafard & Brothers Ltd. (“Fafard”), the fiscal 2016 acquisition of a Canadian growing media operation and the fiscal 2017 acquisition of American Agritech, L.L.C., d/b/a Botanicare (“Botanicare”).
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

THE SCOTTS MIRACLE-GRO COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Internal Use Software
The costs of internal use software are expensed or capitalized depending on whether they are incurred in the preliminary project stage, application development stage or the post-implementation/operation stage. As of September 30, 2018 and 2017, the Company had $11.2 million and $10.6 million, respectively, in unamortized capitalized internal use computer software costs. Amortization of these costs was $3.9 million, $5.1 million and $6.1 million during fiscal 2018, fiscal 2017 and fiscal 2016, respectively.
Goodwill and Indefinite-lived Intangible Assets
Goodwill and indefinite-lived intangible assets are not subject to amortization. Goodwill and indefinite-lived intangible assets are reviewed for impairment by applying a fair-value based test on an annual basis, as of the first day of the Company’s fiscal fourth quarter, or more frequently if circumstances indicate impairment may have occurred. With respect to goodwill, the Company performs either a qualitative or quantitative evaluation for each of its reporting units. Factors considered in the qualitative test include reporting unit specific operating results as well as new events and circumstances impacting the operations or cash flows of the reporting units. For the quantitative test, the Company assesses goodwill for impairment by comparing the carrying value of its reporting units to their respective fair values. A reporting unit is defined as an operating segment or one level below an operating segment. The Company has identified seven reporting units. The Company determines the fair value of its reporting units using a combination of income-based and market-based approaches and incorporates assumptions it believes market participants would utilize. The income-based approach utilizes discounted cash flows while the market-based approach utilizes market multiples. These approaches are dependent upon internally-developed forecasts that are based upon annual budgets and longer-range strategic plans. The Company uses discount rates that are commensurate with the risks and uncertainty inherent in the respective reporting units and in the internally-developed forecasts. To further confirm fair value, the Company compares the aggregate fair value of the reporting units to the Company’s total market capitalization.
With respect to indefinite-lived intangible assets, the Company performs either a qualitative or quantitative evaluation for each of its indefinite-lived intangible assets. Factors considered in the qualitative test include indefinite-lived intangible asset specific operating results as well as new events and circumstances impacting the cash flows of the indefinite-lived intangible assets. For the quantitative test, the value of all indefinite-lived intangible assets is determined under the income-based approach utilizing discounted cash flows and incorporating assumptions the Company believes market participants would utilize. For tradenames, value was determined using a royalty savings methodology similar to that employed when the associated businesses were acquired but using updated estimates of sales, cash flow and profitability.
If it is determined that an impairment has occurred, an impairment loss is recognized for the amount by which the carrying value of the reporting unit or intangible asset exceeds its estimated fair value and classified as “Impairment, restructuring and other” within “Operating expenses” in the Consolidated Statements of Operations.
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

THE SCOTTS MIRACLE-GRO COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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
Derivative Instruments
The Company is exposed to market risks, such as changes in interest rates, currency exchange rates and commodity prices. A variety of financial instruments, including forward and swap contracts, are used to manage these exposures. These financial instruments are recognized at fair value in the Consolidated Balance Sheets, and all changes in fair value are recognized in net income or shareholders’ equity through accumulated other comprehensive income (loss). The Company’s objective in managing these exposures is to better control these elements of cost and mitigate the earnings and cash flow volatility associated with changes in the applicable rates and prices.
The Company has established policies and procedures that encompass risk-management philosophy and objectives, guidelines for derivative-instrument usage, counterparty credit approval, and the monitoring and reporting of derivative activity. The Company does not enter into derivative instruments for the purpose of speculation.
The Company formally designates and documents instruments at inception that qualify for hedge accounting of underlying exposures in accordance with GAAP. The Company formally assesses, both at inception and at least quarterly, whether the financial instruments used in hedging transactions are effective at offsetting changes in cash flows of the related underlying exposure. Fluctuations in the value of these instruments generally are offset by changes in the cash flows of the underlying exposures being hedged. This offset is driven by the high degree of effectiveness between the exposure being hedged and the hedging instrument. GAAP requires all derivative instruments to be recognized as either assets or liabilities at fair value in the Consolidated Balance Sheets. The Company designates certain commodity hedges as cash flow hedges of forecasted purchases of commodities and interest rate swap agreements as cash flow hedges of interest payments on variable rate borrowings.
RECENTLY ADOPTED ACCOUNTING PRONOUNCEMENTS
Income Taxes
On December 22, 2017, the Act was signed into law. The Act provides for significant changes to the U.S. Internal Revenue Code of 1986, as amended (the “Code”). Among other items, the Act implements a territorial tax system, imposes a one-time transition tax on deemed repatriated earnings of foreign subsidiaries, and reduces the federal corporate statutory tax rate to 21% effective January 1, 2018.
Additionally, the Securities and Exchange Commission (the “SEC”) released Staff Accounting Bulletin No. 118 (“SAB 118”) which provides guidance on accounting for the Act’s impact under Accounting Standards Codification (“ASC”) Topic 740, Income Taxes (“ASC 740”). The guidance in SAB 118 addresses certain fact patterns where the accounting for changes in tax laws or tax rates under ASC 740 is incomplete upon issuance of an entity's financial statements for the reporting period in which the Act is enacted. Under the SEC staff guidance in SAB 118, in the financial reporting period in which the Act is enacted, the income tax effects of the Act for which the accounting under ASC 740 is incomplete would be reported as a provisional amount based on a reasonable estimate (to the extent a reasonable estimate can be determined), which would be subject to adjustment during a “measurement period” until the accounting under ASC 740 is complete. The measurement period is limited to no more than one year beyond the enactment date under the SEC staff’s guidance. SAB 118 also describes supplemental disclosures that should accompany the provisional amounts, including the reasons for the incomplete accounting, the additional information or analysis

THE SCOTTS MIRACLE-GRO COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

that is needed, and other information relevant to why the registrant was not able to complete the accounting required under ASC 740 in a timely manner.
For discussion of the impacts of the Act that are material to the Company and required disclosures related to the Act pursuant to the guidance provided under SAB 118, refer to “NOTE 14. INCOME TAXES.”
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
The amended accounting guidance requires all excess tax benefits and tax deficiencies to be recognized as income tax benefit or expense on a prospective basis in the period of adoption. The adoption of this provision of the amended accounting guidance resulted in the recognition of excess tax benefits of $4.5 million in the “Income tax expense (benefit) from continuing operations” line in the Consolidated Statement of Operations for fiscal 2018. As the Company adopted the guidance on a prospective basis, prior year activity has not been adjusted to conform with the current presentation and excess tax benefits of $7.9 million and $5.8 million have been recognized in the “Common shares and capital in excess of $0.01 stated value per share” line within “Total equity—controlling interest” in the Consolidated Balance Sheets for fiscal 2017 and fiscal 2016, respectively.
The amended accounting guidance requires excess tax benefits to be classified as an operating activity in the statement of cash flows. Previously, excess tax benefits were presented as a cash inflow from financing activities and cash outflow from operating activities. The Company has elected to present these changes on a prospective basis and therefore fiscal 2017 and fiscal 2016 have not been adjusted to conform with the current presentation.
The amended accounting guidance requires cash paid to a tax authority when shares are withheld to satisfy statutory income tax withholding obligations to be classified as a financing activity in the statement of cash flows. The Company’s retrospective adoption of this provision of the amended accounting guidance resulted in the classification of payments of $3.0 million, $9.2 million and $6.6 million as cash outflows from financing activities in the “Purchase of Common Shares” line in the Consolidated Statements of Cash Flows for fiscal 2018, fiscal 2017 and fiscal 2016, respectively.
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

THE SCOTTS MIRACLE-GRO COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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
The Company is substantially complete with its evaluation of the amended guidance, including identification of revenue streams and customer contract reviews. The Company applied the five-step model to those contracts and revenue streams to evaluate the quantitative and qualitative impacts the new standard will have on its business and reported revenues. The provisions are effective for the Company in the first quarter of fiscal 2019 and the Company will adopt the guidance under the modified retrospective approach, which recognizes the cumulative effect of adoption as an adjustment to retained earnings at the date of initial application. The Company’s revenue is primarily product sales, which are recognized at a point in time when title transfers to customers and the Company has no further obligation to provide services related to such products. The Company’s timing of recognition of revenue will be substantially unchanged under the amended guidance. The new accounting guidance will require the Company to recognize earlier certain deferred revenue associated with a license agreement related to the sale of the International Business (as defined in “NOTE 2. DISCONTINUED OPERATIONS”), resulting in a cumulative adjustment to its September 30, 2018 retained earnings of $9.2 million in its fiscal 2019 first quarter Form 10-Q. With the exception of this item, the adoption of the amended accounting guidance will not have a material impact on the Company’s consolidated financial statements.
Leases
In February 2016, the FASB issued an accounting standard update which significantly changes the accounting for leases. This guidance requires lessees to recognize a lease liability for the obligation to make lease payments and a right-of-use asset for the right to use the underlying asset for the lease term. The provisions are effective for the Company’s financial statements no later than the fiscal year beginning October 1, 2019 and require a modified retrospective transition approach for leases that exist as of or are entered into after the beginning of either (i) the date of adoption or (ii) the earliest comparative period presented in the financial statements. The Company is currently evaluating available transition methods and the impact of this standard on its consolidated results of operations, financial position and cash flows. The Company has made progress on its evaluation of the amended guidance, including identification of the population of leases affected including the $136.0 million of future minimum lease payments related to various operating lease agreements with third parties for property and equipment (see “NOTE 17. OPERATING LEASES” for further discussion), determining the information required to calculate the lease liability and right-of-use asset and evaluating models to assist in future reporting.
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
Share-Based Compensation
On June 20, 2018, the FASB issued an accounting standard update which simplifies the accounting for share-based payments granted to nonemployees for goods and services. Under the amended accounting guidance, most of the guidance on such payments to nonemployees would be aligned with the requirements for share-based payments granted to employees. The provisions are effective for the Company’s financial statements no later than the fiscal year beginning October 1, 2019 and are not expected to have a significant impact on the Company’s consolidated financial position, results of operations or cash flows.
Defined Benefit Plans
On August 28, 2018, the FASB issued an accounting standard update to add, remove, and clarify disclosure requirements related to defined benefit pension and other postretirement plans. The amended accounting guidance adds requirements for an entity to disclose a narrative description of the reasons for significant gains and losses affecting the benefit obligation for the period, and an explanation of any other significant changes in the benefit obligation or plan assets that are not otherwise apparent in other required disclosures. In addition, the amended accounting guidance removes certain disclosure requirements, including: (1) the amounts in accumulated other comprehensive income expected to be recognized as part of net periodic benefit cost over the next year; (2) information about plan assets to be returned to the entity, including amounts and expected timing; and (3) the effects of a one-percentage-point change on the assumed health care costs and the effect of this change in rates on service cost, interest cost, and the benefit obligation for postretirement health care benefits. The provisions are effective for the Company’s financial statements no later than the fiscal year beginning October 1, 2020. The Company is continuing to assess the impact of the amended guidance.

NOTE 2.  DISCONTINUED OPERATIONS
International Business
Prior to August 31, 2017, the Company operated consumer lawn and garden businesses located in Australia, Austria, Belgium, Luxembourg, Czech Republic, France, Germany, Poland and the United Kingdom (the “International Business”). On April 29, 2017, the Company received a binding and irrevocable conditional offer (the “Offer”) from Exponent Private Equity LLP (“Exponent”) to purchase the International Business for approximately $250.0 million (subject to potential adjustment following closing in respect of the actual financial position at closing) and a deferred payment amount of up to $23.8 million. On July 5, 2017, the Company accepted the Offer and entered into the Share and Business Sale Agreement (the “Agreement”) contemplated by the Offer. Pursuant to the Agreement, Scotts-Sierra Investments LLC, an indirect wholly-owned subsidiary of the Company (“Sierra”) and certain of its direct and indirect subsidiaries, entered into separate stock or asset sale transactions with respect to the International Business. As a result, effective in its fourth quarter of fiscal 2017, the Company classified its results of operations for all periods presented to reflect the International Business as a discontinued operation and classified the assets and liabilities of the International Business as held for sale.
On August 31, 2017, the Company completed the sale of the International Business for cash proceeds of $150.6 million at closing, which was net of a closing statement adjustment for expected financial position at closing and net of seller financing provided by the Company in the form of a $29.7 million loan for seven years bearing interest at 5% for the first three years, with

THE SCOTTS MIRACLE-GRO COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

annual 2.5% increases thereafter. The transaction also included contingent consideration, a non-cash investing activity, with a maximum payout of $23.8 million and an initial fair value of $18.2 million, the payment of which will depend on the achievement of certain performance criteria by the International Business following the closing of the transaction through fiscal 2020. The seller financing loan and the contingent consideration receivable are recorded in the “Other assets” line in the Consolidated Balance Sheets. The cash proceeds from the sale were subject to post-closing adjustments and the Company originally accrued $27.8 million at September 30, 2017 in the “Other current liabilities” line in the Consolidated Balance Sheets related to the expected working capital adjustment obligation in respect of the actual closing date financial position of the International Business. The Company recorded a pre-tax gain on the sale of the International Business of $32.7 million, partially offset by the provision for income taxes of $12.0 million, during fiscal 2017. The fiscal 2017 pre-tax gain included a write-off of accumulated foreign currency translation loss adjustments of $18.5 million. During fiscal 2018, the Company recorded a decrease to the pre-tax gain of $0.7 million related to the resolution of post-closing working capital adjustments.
In connection with the transaction, the Company entered into certain ancillary agreements including a transition services agreement and a material supply agreement, which are not material, as well as a licensing agreement for the use of certain of the Company’s brand names with an initial fair value of $14.1 million. Deferred licensing revenues of $12.1 million and $14.0 million were recorded on the Consolidated Balance Sheets as of September 30, 2018 and 2017, respectively. Refer to “NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES” for further discussion of the expected future impact of the amended revenue recognition accounting guidance that is effective for the Company in the first quarter of fiscal 2019.
During fiscal 2018, fiscal 2017 and fiscal 2016, the Company recognized $1.8 million, $15.5 million and $2.5 million, respectively, in transaction related costs associated with the sale of the International Business as well as termination benefits and facility closure costs of zero, $(0.4) million and $3.6 million, respectively, in the “Income (loss) from discontinued operations, net of tax” line in the Consolidated Statements of Operations.
Scotts LawnService®
Prior to April 13, 2016, the Company operated the Scotts LawnService® business (the “SLS Business”), which provided residential and commercial lawn care, tree and shrub care and pest control services in the United States. On April 13, 2016, pursuant to the terms of the Contribution and Distribution Agreement (the “Contribution Agreement”) between the Company and TruGreen Holding Corporation (“TruGreen Holdings”), the Company completed the contribution of the SLS Business to a newly formed subsidiary of TruGreen Holdings (the “TruGreen Joint Venture”) in exchange for a minority equity interest of approximately 30% in the TruGreen Joint Venture which had an initial fair value of $294.0 million. As a result, effective in its second quarter of fiscal 2016, the Company classified its results of operations for all periods presented to reflect the SLS Business as a discontinued operation and classified the assets and liabilities of the SLS Business as held for sale. In connection with the closing of the transactions on April 13, 2016, the TruGreen Joint Venture obtained debt financing and made a distribution of $196.2 million to the Company and the Company invested $18.0 million in second lien term loan financing to the TruGreen Joint Venture. During the fourth quarter of fiscal 2017, the Company received an $87.1 million distribution from the TruGreen Joint Venture in connection with its August 2017 debt refinancing.
The Company recorded a gain on the contribution of $131.2 million, partially offset by the provision for deferred income taxes of $51.9 million, during fiscal 2016. During fiscal 2017, the Company recorded an adjustment to reduce the pre-tax gain by $1.0 million related to post-closing working capital adjustments.
During fiscal 2017 and fiscal 2016, the Company recognized $0.8 million and $4.6 million, respectively, in transaction related costs associated with the divestiture of the SLS Business in the “Income (loss) from discontinued operations, net of tax” line in the Consolidated Statements of Operations. During fiscal 2016, the Company recognized a charge of $9.0 million for the resolution of a prior SLS Business litigation matter within the “Income (loss) from discontinued operations, net of tax” line in the Consolidated Statements of Operations.
Wild Bird Food
During fiscal 2014, the Company completed the sale of its U.S. and Canadian wild bird food business. As a result, effective in fiscal 2014, the Company classified its results of operations for all periods presented to reflect the wild bird food business as a discontinued operation. During fiscal 2018, the Company recognized a pre-tax charge of $85.0 million for a probable loss related to the previously disclosed legal matter In re Morning Song Bird Food Litigation. This accrual is recorded in the “Other current liabilities” line in the Consolidated Balance Sheets and the related deferred tax asset of $22.0 million is recorded in the “Other liabilities” line in the Consolidated Balance Sheets. This matter relates to a pending class-action lawsuit filed in 2012 in connection with the sale of wild bird food products that were the subject of a voluntary recall in 2008 by the Company’s previously sold wild bird food business. Refer to “NOTE 19. CONTINGENCIES” for more information.

THE SCOTTS MIRACLE-GRO COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table summarizes the results of discontinued operations described above and reflected within discontinued operations in the Company’s consolidated financial statements for each of the periods presented:

	Year Ended September 30,
	2018	2017	2016
	(In millions)
Net sales	$—	$294.1	$431.1
Operating and exit costs	1.9	275.9	429.5
Impairment, restructuring and other	86.8	15.9	19.7
Other (income) expense, net	—	1.2	(1.5)
(Gain) loss on sale / contribution of business	0.7	(31.7)	(131.2)
Interest expense	—	0.4	2.7
Income (loss) from discontinued operations before income taxes	(89.4)	32.4	111.9
Income tax expense (benefit) from discontinued operations	(25.5)	11.9	43.2
Income (loss) from discontinued operations, net of tax	$(63.9)	$20.5	$68.7

The Consolidated Statements of Cash Flows do not present the cash flows from discontinued operations separately from cash flows from continuing operations. Cash provided by (used in) operating activities related to discontinued operations totaled$(1.6) million, $(11.6) million and $18.8 million for fiscal 2018, fiscal 2017 and fiscal 2016, respectively. Cash provided by (used in) investing activities related to discontinued operations totaled $(35.3) million, $148.1 million and $(5.3) million for fiscal 2018, fiscal 2017 and fiscal 2016, respectively.

NOTE 3.  IMPAIRMENT, RESTRUCTURING AND OTHER
Activity described herein is classified within the “Cost of sales—impairment, restructuring and other,” “Impairment, restructuring and other” and “Income (loss) from discontinued operations, net of tax” lines in the Consolidated Statements of Operations.
The following table details impairment, restructuring and other charges (recoveries) during fiscal 2018, fiscal 2017 and fiscal 2016:

	Year Ended September 30,
	2018	2017	2016
	(In millions)
Cost of sales—impairment, restructuring and other:
Restructuring and other charges	$12.3	$—	$5.9
Property, plant and equipment impairments	8.2	—	—
Operating expenses:
Restructuring and other charges (recoveries), net	20.2	3.9	(51.5)
Goodwill and intangible asset impairments	112.1	1.0	—
Impairment, restructuring and other charges (recoveries) from continuing operations	$152.8	$4.9	$(45.6)
Restructuring and other charges from discontinued operations	86.8	15.9	19.7
Total impairment, restructuring and other charges (recoveries)	$239.6	$20.8	$(25.9)

THE SCOTTS MIRACLE-GRO COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table summarizes the activity related to liabilities associated with restructuring and other, excluding insurance reimbursement recoveries, during fiscal 2018, fiscal 2017 and fiscal 2016:

	Year Ended September 30,
	2018	2017	2016
	(In millions)
Amounts accrued for restructuring and other at beginning of year	$12.1	$20.8	$28.1
Restructuring and other charges from continuing operations	32.7	8.3	10.3
Restructuring and other charges from discontinued operations	86.8	15.9	19.7
Payments and other	(19.4)	(32.9)	(37.3)
Amounts accrued for restructuring and other at end of year	$112.2	$12.1	$20.8
Included in restructuring accruals, as of September 30, 2018, is $0.8 million that is classified as long-term. Payments against the long-term accruals will be incurred as the employees covered by the restructuring plan retire or through the passage of time. The remaining amounts accrued will continue to be paid out over the course of the next twelve months.
Project Catalyst
In connection with the acquisition of Sunlight Supply during the third quarter of fiscal 2018, the Company announced the launch of an initiative called Project Catalyst. Project Catalyst is a company-wide restructuring effort to reduce operating costs throughout the U.S. Consumer, Hawthorne and Other segments and drive synergies from recent acquisitions within Hawthorne. The Company recognized charges of $29.4 million related to Project Catalyst during fiscal 2018. During fiscal 2018, the Company’s Hawthorne segment executed facility closures and consolidations, terminated employees in duplicate roles, and recognized employee termination benefits of $0.3 million, impairment of property, plant and equipment of $2.9 million, and facility closure costs of $9.2 million in the “Cost of sales—impairment, restructuring and other” line in the Consolidated Statements of Operations. The Company’s Hawthorne segment also recognized employee termination benefits of $3.5 million and facility closure costs of $1.9 million in the “Impairment, restructuring and other” line in the Consolidated Statement of Operations. The Company’s U.S. Consumer segment, in connection with an announced facility closure, recognized employee termination benefits of $1.6 million, impairment of property, plant and equipment of $5.3 million, and facility closure costs of $1.3 million during fiscal 2018 in the “Cost of sales—impairment, restructuring and other” line in the Consolidated Statements of Operations. The Company’s U.S. Consumer segment also recognized employee termination benefits of $3.4 million in the “Impairment, restructuring and other” line in the Consolidated Statement of Operations. Costs incurred to date since the inception of Project Catalyst are $17.8 million for the Hawthorne segment and $11.6 million for the U.S. Consumer segment.
Project Focus
In the first quarter of fiscal 2016, the Company announced a series of initiatives called Project Focus designed to maximize the value of its non-core assets and focus on emerging categories of the lawn and garden industry in its core U.S. business. During fiscal 2018, the Company’s U.S. Consumer segment recognized adjustments of $0.1 million related to previously recognized termination benefits associated with Project Focus in the “Impairment, restructuring and other” line in the Consolidated Statements of Operations. During fiscal 2017, the Company recognized restructuring costs related to termination benefits and facility closure costs of $8.3 million in the “Impairment, restructuring and other” line in the Consolidated Statements of Operations, including $6.7 million for the U.S. Consumer segment, $0.9 million for the Hawthorne segment and $0.7 million for the Other segment. During fiscal 2016, the Company recognized restructuring costs related to termination benefits of $3.9 million related to Project Focus in the “Impairment, restructuring and other” line in the Consolidated Statements of Operations. Costs incurred to date since the inception of the current Project Focus initiatives are $10.0 million for the U.S. Consumer segment, $0.9 million for the Hawthorne segment and $1.2 million for the Other segment, related to transaction activity, termination benefits and facility closure costs.
On April 13, 2016, as part of Project Focus, the Company completed the contribution of the SLS Business to the TruGreen Joint Venture. Refer to “NOTE 2. DISCONTINUED OPERATIONS” for more information. During fiscal 2017 and fiscal 2016, the Company recognized $0.8 million and $4.6 million, respectively, in transaction related costs associated with the divestiture of the SLS Business in the “Income (loss) from discontinued operations, net of tax” line in the Consolidated Statements of Operations. During fiscal 2016, the Company recognized a pre-tax charge of $9.0 million for the resolution of a prior SLS Business litigation matter in the “Income (loss) from discontinued operations, net of tax” line in the Consolidated Statements of Operations.
On August 31, 2017, the Company completed the sale of the International Business. Refer to “NOTE 2. DISCONTINUED OPERATIONS” for more information. During fiscal 2018, fiscal 2017 and fiscal 2016, the Company recognized $1.8 million, $15.5 million and $2.5 million, respectively, in transaction related costs associated with the sale of the International Business as

THE SCOTTS MIRACLE-GRO COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

well as termination benefits and facility closure costs of zero, $(0.4) million and $3.6 million, respectively, in the “Income (loss) from discontinued operations, net of tax” line in the Consolidated Statements of Operations.
Bonus S
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
Other
During fiscal 2018, the Company recognized a non-cash impairment charge of $94.6 million related to a goodwill impairment in the Hawthorne segment in the “Impairment, restructuring and other” line in the Consolidated Statements of Operations as a result of the Company’s annual fourth quarter quantitative goodwill impairment test. Refer to “NOTE 4. GOODWILL AND INTANGIBLE ASSETS, NET” for more information.
During fiscal 2018, the Company recognized a non-cash impairment charge of $17.5 million related to the settlement of a portion of certain previously acquired customer relationships due to the acquisition of Sunlight Supply in the “Impairment, restructuring and other” line in the Consolidated Statement of Operations. Refer to “NOTE 7. ACQUISITIONS AND INVESTMENTS” for more information.
During fiscal 2018, the Company recognized a pre-tax charge of $85.0 million for a probable loss related to the previously disclosed legal matter In re Morning Song Bird Food Litigation in the “Income (loss) from discontinued operations, net of tax” line in the Consolidated Statements of Operations. Refer to “NOTE 19. CONTINGENCIES” for more information.
During fiscal 2018, the Company recognized a charge of $11.7 million for a probable loss related to the previously disclosed legal matter In re Scotts EZ Seed Litigation in the “Impairment, restructuring and other” line in the Consolidated Statements of Operations. Refer to “NOTE 19. CONTINGENCIES” for more information.
During fiscal 2017, the Company recognized a recovery of $4.4 million related to the reduction of a contingent consideration liability associated with a historical acquisition and recorded a $1.0 million impairment charge on the write-off of a trademark asset due to recent performance and future growth expectations within the “Impairment, restructuring and other” line in the Consolidated Statements of Operations.

THE SCOTTS MIRACLE-GRO COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 4.  GOODWILL AND INTANGIBLE ASSETS, NET
The following table displays a rollforward of the carrying amount of goodwill by reportable segment:

	U.S. Consumer	Hawthorne	Other	Total
	(In millions)
Goodwill	$213.7	$147.3	$12.7	$373.7
Accumulated impairment losses	(1.8)	—	—	(1.8)
Balance at September 30, 2016	211.9	147.3	12.7	371.9
Acquisitions, net of purchase price adjustments	(1.1)	67.6	(2.1)	64.4
Foreign currency translation	—	4.7	0.6	5.3
Reallocation	17.3	(17.3)	—	—

Goodwill	$229.9	$202.3	$11.2	$443.4
Accumulated impairment losses	(1.8)	—	—	(1.8)
Balance at September 30, 2017	228.1	202.3	11.2	441.6
Acquisitions, net of purchase price adjustments	—	198.0	—	198.0
Foreign currency translation	—	(1.6)	(0.4)	(2.0)
Impairment	—	(94.6)	—	(94.6)

Goodwill	$229.9	$398.7	$10.8	$639.4
Accumulated impairment losses	(1.8)	(94.6)	—	(96.4)
Balance at September 30, 2018	$228.1	$304.1	$10.8	$543.0
The Company performed annual impairment testing as of the first day of its fourth fiscal quarter in fiscal 2018, 2017 and 2016 and, with the exception of the Hawthorne reporting unit in fiscal 2018, concluded that there were no impairments of goodwill as the estimated fair value of each reporting unit exceeded its carrying value. During the fourth quarter of fiscal 2018, the Company recognized a non-cash goodwill impairment charge of $94.6 million related to the Hawthorne reporting unit in the “Impairment, restructuring and other” line in the Consolidated Statements of Operations. The impairment was primarily driven by the downturn in the U.S. retail hydroponic market, which has continued longer than anticipated in the Company’s earlier forecasts, as well as the completion of the Company’s annual budget process. This impairment charge does not impact the Company’s liquidity, cash flows from operations or compliance with debt covenants. The fair value estimates utilize significant unobservable inputs and thus represent Level 3 nonrecurring fair value measurements.
During fiscal 2017 there was a change in the Company’s internal organizational structure resulting from the Company’s divestiture of the International Business. This change in organizational structure resulted in a change in the Company’s operating segments and reporting units. The Company allocated goodwill to the new reporting units using a relative fair value approach, resulting in $17.3 million of goodwill reallocated from the Hawthorne segment to the U.S. Consumer segment during fiscal 2017.

THE SCOTTS MIRACLE-GRO COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table presents intangible assets, net:

	September 30, 2018			September 30, 2017
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
	(In millions)
Finite-lived intangible assets:
Tradenames	$258.1	$(37.8)	$220.3	$176.7	$(28.4)	$148.3
Customer accounts	212.5	(43.2)	169.3	157.7	(28.0)	129.7
Technology	49.1	(34.4)	14.7	69.7	(52.8)	16.9
Other	24.4	(7.0)	17.4	59.5	(41.1)	18.4
Total finite-lived intangible assets, net			421.7			313.3
Indefinite-lived intangible assets:
Indefinite-lived tradenames			168.2			168.2
Marketing Agreement Amendment			155.7			155.7
Brand Extension Agreement			111.7			111.7
Total indefinite-lived intangible assets			435.6			435.6
Total intangible assets, net			$857.3			$748.9
During the third quarter of fiscal 2018, the Company’s Hawthorne segment recognized a non-cash impairment charge of $17.5 million related to the settlement of a portion of certain previously acquired customer relationships due to the acquisition of Sunlight Supply.
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
Total amortization expense for the years ended September 30, 2018, 2017, and 2016 was $30.0 million, $23.3 million and $15.7 million, respectively. Amortization expense is estimated to be as follows for the years ending September 30 (in millions):

2019	$33.7
2020	30.9
2021	29.1
2022	26.8
2023	25.4

NOTE 5.  DETAIL OF CERTAIN FINANCIAL STATEMENT ACCOUNTS

The following is detail of certain financial statement accounts:

	September 30,
	2018	2017
	(In millions)
INVENTORIES:
Finished goods	$292.1	$210.6
Work-in-progress	60.1	57.6
Raw materials	129.2	139.3
	$481.4	$407.5

THE SCOTTS MIRACLE-GRO COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	September 30,
	2018	2017
	(In millions)
PROPERTY, PLANT AND EQUIPMENT, NET:
Land and improvements	$122.8	$109.4
Buildings	249.1	209.7
Machinery and equipment	567.7	546.8
Furniture and fixtures	42.8	37.2
Software	99.9	106.0
Aircraft	16.6	8.3
Construction in progress	42.4	41.4
	1,141.3	1,058.8
Less: accumulated depreciation	(610.5)	(591.1)
	$530.8	$467.7
OTHER ASSETS:
Loans receivable	$112.6	$110.4
Accrued pension, postretirement and executive retirement assets	44.0	25.1
Contingent consideration receivable	17.7	18.1
Bonnie Option	13.0	11.8
Unamortized debt issuance costs	9.6	8.2
Other	4.7	2.4
	$201.6	$176.0

	September 30,
	2018	2017
	(In millions)
OTHER CURRENT LIABILITIES:
Accrued restructuring and other	$111.4	$10.4
Advertising and promotional accruals	52.5	23.8
Payroll and other compensation accruals	39.2	55.9
Accrued interest	16.7	16.4
Accrued insurance and claims	12.6	16.1
Accrued taxes	11.3	28.1
International Business divestiture accrual	—	27.8
Other	85.9	69.8
	$329.6	$248.3
OTHER NON-CURRENT LIABILITIES:
Accrued pension, postretirement and executive retirement liabilities	$75.7	$78.6
Deferred tax liabilities	69.6	157.5
Deferred licensing revenue	10.7	12.6
Other	20.5	12.2
	$176.5	$260.9

THE SCOTTS MIRACLE-GRO COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	September 30,
	2018	2017	2016
	(In millions)
ACCUMULATED OTHER COMPREHENSIVE LOSS:
Unrecognized gain (loss) on derivatives, net of tax of ($2.9), ($1.3) and $2.8, respectively	$8.3	$2.0	$(4.7)
Pension and other postretirement liabilities, net of tax of $31.4, $33.4 and $41.2, respectively	(45.6)	(54.5)	(66.9)
Foreign currency translation adjustment	(8.7)	(16.7)	(45.3)
	$(46.0)	$(69.2)	$(116.9)

NOTE 6.  MARKETING AGREEMENT
The Scotts Company LLC (“Scotts LLC”) is the exclusive agent of Monsanto for the marketing and distribution of Monsanto’s consumer Roundup® non-selective weedkiller products in the consumer lawn and garden market in certain countries pursuant to an Amended and Restated Exclusive Agency and Marketing Agreement (the “Original Marketing Agreement”). In consideration for the rights granted to the Company under the Original Marketing Agreement in 1998, the Company paid a marketing fee of $32.0 million to Monsanto. The Company deferred this amount on the basis that the payment will provide a future benefit through commissions that will be earned under the Original Marketing Agreement. The marketing fee was amortized over a period of 20 years and was fully amortized as of September 30, 2018. On May 15, 2015, the Company and Monsanto entered into an Amendment to the Original Marketing Agreement (the “Marketing Agreement Amendment”), a Lawn and Garden Brand Extension Agreement (the “Brand Extension Agreement”) and a Commercialization and Technology Agreement (the “Commercialization and Technology Agreement”). In consideration for these agreements, the Company paid $300.0 million to Monsanto and recorded this amount as intangible assets for which the related economic useful life is indefinite.
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
Under the terms of the Restated Marketing Agreement, the Company is entitled to receive an annual commission from Monsanto as consideration for the performance of the Company’s duties as agent. The annual commission payable under the Restated Marketing Agreement is equal to (1) 50% of the actual earnings before interest and income taxes of Monsanto’s consumer Roundup® business in the markets covered by the Restated Marketing Agreement for program years 2017 and 2018 and (2) 50% of the actual earnings before interest and income taxes of Monsanto’s consumer Roundup® business in the markets covered by the Restated Marketing Agreement in excess of $40.0 million for program years 2019 and thereafter. The Restated Marketing Agreement also requires the Company to make annual payments of $18.0 million to Monsanto as a contribution against the overall expenses of its consumer Roundup® business.
Unless Monsanto terminates the Restated Marketing Agreement due to an event of default by the Company, upon a termination of the Restated Marketing Agreement by Monsanto, in addition to other remedies that may be available to the Company, the Restated Marketing Agreement requires a termination fee payable to the Company equal to the greater of (1) $175.0 million or (2) four times (A) the average of the program earnings before interest and income taxes for the three trailing program years prior to the year of termination, minus (B) $186.4 million (the “Termination Fee”). The Company may terminate the Restated Marketing Agreement upon a material breach of the Restated Marketing Agreement by Monsanto or upon a material fraud or material willful

THE SCOTTS MIRACLE-GRO COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

misconduct committed by Monsanto, among other potential remedies, and in the event of such a termination by the Company, Monsanto is required to pay to the Company an amount equal to the Termination Fee. Upon a significant decline in either (i) Monsanto’s consumer Roundup® business of more than 25% compared to program year 2014; or (ii) the Roundup® brand, subject to certain terms and conditions, the Company may either terminate the Restated Marketing Agreement or continue the Restated Marketing Agreement and be entitled to receive an additional commission amount. The Restated Marketing Agreement also provides the Company with additional rights and remedies, including the right to terminate the Restated Marketing Agreement in certain circumstances and the right to indemnification for product liability claims relating to its marketing and distribution of Monsanto’s consumer Roundup® products in its capacity as Monsanto’s agent. The term of the Restated Marketing Agreement will continue indefinitely for all included markets unless and until otherwise terminated in accordance therewith.
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
Under the terms of the Restated Marketing Agreement, the Company performs sales, merchandising, warehousing and other selling and marketing services, on behalf of Monsanto in the conduct of its consumer Roundup® business. The Company performs other services, including conversion services, pursuant to ancillary agreements. The actual costs incurred for these activities are charged to and reimbursed by Monsanto. The Company records costs incurred for which the Company is the primary obligor on a gross basis, recognizing such costs in the “Cost of sales” line and the reimbursement of these costs in the “Net sales” line in the Consolidated Statements of Operations, with no effect on gross profit dollars or net income.
The gross commission earned under the Restated Marketing Agreement, the contribution payments to Monsanto and the amortization of the initial marketing fee paid to Monsanto in 1998 are included in the calculation of net sales in the Company’s Consolidated Statements of Operations. The elements of the net commission and reimbursements earned under the Restated Marketing Agreement and included in “Net sales” are as follows:

	Year Ended September 30
	2018	2017	2016
	(In millions)
Gross commission	$80.5	$87.7	$97.9
Contribution expenses	(18.0)	(18.0)	(18.0)
Amortization of marketing fee	(0.8)	(0.8)	(0.8)
Net commission	61.7	68.9	79.1
Reimbursements associated with Restated Marketing Agreement	54.5	56.1	55.8
Total net sales associated with Restated Marketing Agreement	$116.2	$125.0	$134.9

NOTE 7.  ACQUISITIONS AND INVESTMENTS
FISCAL 2018
Sunlight Supply
On June 4, 2018, the Company’s Hawthorne segment acquired substantially all of the assets and certain liabilities of Sunlight Supply, Inc., Sunlight Garden Supply, Inc., Sunlight Garden Supply, ULC, and IP Holdings, LLC, and all of the issued and outstanding equity interests of Columbia River Industrial Holdings, LLC (collectively “Sunlight Supply”). Sunlight Supply, based in Vancouver, Washington, is a leading developer, manufacturer, marketer and distributer of horticultural, organics, lighting, and

THE SCOTTS MIRACLE-GRO COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

hydroponics products. Prior to the transaction, Sunlight Supply served as a non-exclusive distributor of the Company. The estimated purchase price of Sunlight Supply was $459.1 million, a portion of which was paid by the issuance of 0.3 million Common Shares, a non-cash investing and financing activity, with a fair value of $23.4 million based on the average share price at the time of payment. The purchase price included contingent consideration, a non-cash investing activity, with an initial fair value of $3.1 million and a maximum payout of $20.0 million, which will be paid by the Company contingent on the achievement of certain performance metrics of the Company through the one year anniversary of the closing date. The purchase price is also subject to a post-closing net working capital adjustment for which the Company has accrued $7.4 million as of September 30, 2018 in the “Other current liabilities” line in the Consolidated Balance Sheets related to the expected obligation for this net working capital adjustment.
The preliminary valuation of the acquired assets included (i) $7.6 million of cash, prepaid and other current assets, (ii) $20.3 million of accounts receivable, (iii) $84.3 million of inventory, (iv) $64.4 million of fixed assets, (v) $13.7 million of accounts payable and other current liabilities, (vi) $151.1 million of finite-lived identifiable intangible assets, and (vii) $145.1 million of tax-deductible goodwill. Identifiable intangible assets included tradenames of $65.1 million, customer relationships of $84.1 million and non-competes of $1.9 million with useful lives ranging between 5 and 25 years. The estimated fair values of the identifiable intangible assets were determined using an income-based approach, which includes market participant expectations of cash flows that an asset will generate over the remaining useful life discounted to present value using an appropriate discount rate. Certain estimated values for the acquisition, including goodwill, intangible assets, and property, plant and equipment, are not yet finalized and are subject to revision as additional information becomes available and more detailed analysis is completed. The contingent consideration related to the Sunlight Supply acquisition is required to be accounted for as a derivative instrument and is recorded at fair value in the “Other current liabilities” line in the Consolidated Balance Sheets, with changes in fair value recognized in the “Impairment, restructuring and other” line in the Consolidated Statements of Operations. The estimated fair value of the contingent consideration was $0.9 million as of September 30, 2018 and the fair value measurement was classified in Level 3 of the fair value hierarchy.
The acquisition of Sunlight Supply also resulted in the settlement of a portion of certain previously acquired customer relationships, which resulted in a non-cash impairment charge of $17.5 million recognized in the “Impairment, restructuring and other” line in the Consolidated Statements of Operations to reduce the carrying value of these previously acquired customer relationship intangible assets to an estimated fair value of $30.9 million. The estimated fair value was determined using an income-based approach, which includes market participant expectations of cash flows that an asset will generate over the remaining useful life discounted to present value using an appropriate discount rate, and has been included as part of goodwill at September 30, 2018. Additionally, the Company reduced the value of deferred tax liabilities associated with the write-off of these previously acquired customer relationship intangible assets by $7.3 million, which was recognized in the “Income tax expense (benefit) from continuing operations” line in the Consolidated Statement of Operations for fiscal 2018.
Net sales for Sunlight Supply included within the Hawthorne segment for fiscal 2018 were $97.3 million. The following unaudited pro forma information presents the combined results of operations as if the acquisition of Sunlight Supply had occurred at the beginning of fiscal 2017. Sunlight Supply’s pre-acquisition results have been added to the Company’s historical results. The pro forma results contained in the table below include adjustments for (i) the elimination of intercompany sales, (ii) amortization of acquired intangibles, (iii) increased depreciation expense as a result of acquisition date fair value adjustments, (iv) increased cost of goods sold for fiscal 2017 and decreased cost of goods sold for fiscal 2018 related to the acquisition date inventory fair value adjustment, (v) increased interest expense related to the financing of the acquisition, (vi) removal of the non-cash impairment charge of $17.5 million during the third quarter of fiscal 2018 related to the settlement of a portion of certain previously acquired customer relationships due to the acquisition of Sunlight Supply, (vii) adjustments to tax expense based on condensed consolidated pro forma results, and (viii) the impact of additional Common Shares issued as a result of the acquisition. The pro forma information does not reflect the realization of any potential cost savings or other synergies from the acquisition as a result of restructuring activities and other cost savings initiatives. These pro forma results have been prepared for comparative purposes only and are not necessarily indicative of the results of operations as they would have been had the acquisitions occurred on the assumed dates, nor are they necessarily an indication of future operating results.

	Year Ended September 30
Unaudited Consolidated Pro Forma Results	2018	2017
	(In millions, except for common share data)
Proforma net sales	$2,879.7	$3,032.4
Proforma net income attributable to controlling interest	90.0	228.5
Proforma diluted net income per common share	1.57	3.78

THE SCOTTS MIRACLE-GRO COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Gavita
On May 26, 2016, the Company’s Hawthorne segment acquired majority control and a 75% economic interest in Gavita. Gavita’s former ownership group initially retained a 25% noncontrolling interest in Gavita consisting of ownership of 5% of the outstanding shares of Gavita and a loan with interest payable based on distributions by Gavita. The loan was recorded at fair value in the “Long-term debt” line in the Consolidated Balance Sheets. On October 2, 2017, the Company’s Hawthorne segment acquired the remaining 25% noncontrolling interest in Gavita, including Agrolux, for $69.2 million, plus payment of contingent consideration of $3.0 million. The carrying value of the 25% noncontrolling interest consisted of long-term debt of $55.6 million and noncontrolling interest of $7.9 million. The difference between purchase price and carrying value of $5.7 million was recognized in the “Common shares and capital in excess of $0.01 stated value per share” line within “Total equity—controlling interest” in the Consolidated Balance Sheets.
Can-Filters
On October 11, 2017, the Company’s Hawthorne segment completed the acquisition of substantially all of the U.S. and Canadian assets of Can-Filters Group Inc. (“Can-Filters”) for $74.1 million. Based in British Columbia, Can-Filters is a leading wholesaler of ventilation products for indoor and hydroponic gardening and industrial markets worldwide. The valuation of the acquired assets included (i) $1.5 million of cash, prepaid and other current assets, (ii) $7.7 million of inventory and accounts receivable, (iii) $4.4 million of fixed assets, (iv) $0.7 million of accounts payable and other current liabilities, (v) $39.7 million of finite-lived identifiable intangible assets, and (vi) $21.5 million of tax-deductible goodwill. Identifiable intangible assets included tradenames and customer relationships with useful lives of 25 years. The estimated fair value of the identifiable intangible assets were determined using an income-based approach, which includes market participant expectations of cash flows that an asset will generate over the remaining useful life discounted to present value using an appropriate discount rate. Net sales for Can-Filters included within the Hawthorne segment for fiscal 2018 were $10.7 million.
FISCAL 2017
Agrolux
On May 26, 2017, the Company’s majority-owned subsidiary Gavita completed the acquisition of Agrolux for $21.8 million. Based in the Netherlands, Agrolux is a worldwide supplier of horticultural lighting. The purchase price included contingent consideration, a non-cash investing activity, with a maximum payout and initial fair value of $5.2 million, which was paid during the third quarter of fiscal 2018. The valuation of the acquired assets included (i) $8.0 million of cash, prepaid and other current assets, (ii) $9.9 million of inventory and accounts receivable, (iii) $0.5 million of fixed assets, (iv) $8.6 million of accounts payable and other current liabilities, (v) $6.7 million of short-term debt, (vi) $16.1 million of finite-lived identifiable intangible assets, (vii) $6.6 million of non-deductible goodwill, and (viii) $4.0 million of deferred tax liabilities. Identifiable intangible assets included tradenames and customer relationships with useful lives ranging between 10 and 20 years. The estimated fair values of the identifiable intangible assets were determined using an income-based approach, which includes market participant expectations of cash flows that an asset will generate over the remaining useful life discounted to present value using an appropriate discount rate. Net sales for Agrolux included within the Hawthorne segment for fiscal 2018 and fiscal 2017 were $53.2 million and $16.4 million, respectively.
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

THE SCOTTS MIRACLE-GRO COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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
FISCAL 2016
Gavita
On May 26, 2016, the Company’s Hawthorne segment acquired majority control and a 75% economic interest in Gavita for $136.2 million. The remaining 25% interest was initially retained by Gavita’s former ownership group. Gavita, which is based in the Netherlands, is a leading producer and marketer of indoor lighting used in the greenhouse and hydroponic markets, predominately in the United States and Europe. The purchase price included contingent consideration, a non-cash investing activity, with an initial fair value of $2.5 million, which was paid during the first quarter of fiscal 2018. The valuation of the acquired assets included (i) $6.4 million of cash, prepaid and other current assets, (ii) $37.9 million of inventory and accounts receivable, (iii) $1.3 million of fixed assets, (iv) $18.7 million of accounts payable and other current liabilities, (v) $5.5 million of short-term debt, (vi) $102.6 million of finite-lived identifiable intangible assets, (vii) $83.3 million of non-deductible goodwill, and (viii) $25.7 million of deferred tax liabilities. Identifiable intangible assets included tradenames, customer relationships and non-compete arrangements with useful lives ranging between 5 and 25 years. The estimated fair values of the identifiable intangible assets were determined using an income-based approach, which includes market participant expectations of cash flows that an asset will generate over the remaining useful life discounted to present value using an appropriate discount rate.
Other
During the third quarter of fiscal 2016, the Company completed an acquisition within the Other segment to expand its Canadian growing media operations for an estimated purchase price of $33.9 million. The initial purchase price included contingent consideration, a non-cash investing activity, with an estimated fair value of $10.8 million, of which $6.5 million was paid during the first quarter of fiscal 2017, and the remaining $4.3 million has been adjusted and reclassified to the acquired assets. The valuation of the acquired assets included (i) $4.7 million of inventory and accounts receivable, (ii) $18.5 million of fixed assets, (iii) $9.3 million of finite-lived identifiable intangible assets, (iv) $1.2 million of deferred tax liabilities, and (v) an investment in an unconsolidated joint venture of $0.5 million. Identifiable intangible assets included peat bog lease rights, tradenames, customer relationships and non-compete arrangements with useful lives ranging between 5 and 25 years. The estimated fair values of the identifiable intangible assets were determined using an income-based approach, which includes market participant expectations of cash flows that an asset will generate over the remaining useful life discounted to present value using an appropriate discount rate.
During the second quarter of fiscal 2016, the Company entered into definitive agreements with Bonnie and its sole shareholder AFC, providing for the Company’s participation in the Bonnie Business. The Company’s participation includes a Term Loan Agreement from the Company to AFC, with Bonnie as guarantor, in the amount of $72.0 million with a fixed coupon rate of 6.95% (the “Term Loan”) as well as a Services Agreement pursuant to which the Company provides marketing, research and development and certain ancillary services to Bonnie for a commission fee based on the profits of the Bonnie Business and the reimbursement of certain costs. These agreements also include options beginning in fiscal 2020 that provide for either (i) the Company to increase its economic interest in the Bonnie Business (the “Bonnie Option”) or (ii) AFC and Bonnie to repurchase the Company’s economic interest in the Bonnie Business. During fiscal 2018, fiscal 2017 and fiscal 2016, the Company recognized commission income of $2.9 million, $2.2 million and $3.6 million, respectively, and cost reimbursements of $2.0 million, $2.6 million and $0.6 million, respectively.
The Bonnie Option is required to be accounted for as a derivative instrument and is recorded at fair value in the “Other assets” line in the Consolidated Balance Sheets, with changes in fair value recognized in the “Other income, net” line in the Consolidated Statements of Operations. The estimated fair value of the Bonnie Option was $13.0 million and $11.8 million as of September 30, 2018 and 2017, respectively, and the fair value measurement was classified in Level 3 of the fair value hierarchy.
The consolidated financial statements include the results of operations for these business combinations from the date of each acquisition.

THE SCOTTS MIRACLE-GRO COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 8. INVESTMENT IN UNCONSOLIDATED AFFILIATES
As of September 30, 2018, the Company held a minority equity interest of approximately 30% in the TruGreen Joint Venture. In addition, the Company and TruGreen Holdings are parties to a limited liability company agreement (the “LLC Agreement”) governing the management of the TruGreen Joint Venture, as well as certain ancillary agreements including a transition services agreement and an employee leasing agreement. The LLC Agreement provides the Company with minority representation on the board of directors of the TruGreen Joint Venture. The Company’s interest had an initial fair value of $294.0 million and is accounted for using the equity method of accounting. In the first quarter of fiscal 2018, the Company’s net investment and advances were reduced to a liability and the Company no longer records its proportionate share of the TruGreen Joint Venture earnings in the Consolidated Statements of Operations until the Company’s net investment and advances are no longer a liability. The Company does not have any contractual obligations to fund losses of the TruGreen Joint Venture.
In connection with the closing of the transactions contemplated by the Contribution Agreement on April 13, 2016, the TruGreen Joint Venture obtained debt financing and made a distribution of $196.2 million to the Company and the Company invested $18.0 million in second lien term loan financing to the TruGreen Joint Venture. The second lien term loan receivable had a carrying value of $18.1 million at September 30, 2018 and 2017 and is recorded in the “Other assets” line in the Consolidated Balance Sheets. The Company was reimbursed $1.4 million, $40.2 million and $52.6 million during fiscal 2018, fiscal 2017 and fiscal 2016, respectively, and had accounts receivable of $0.2 million and $0.4 million at September 30, 2018 and 2017, respectively, for expenses incurred pursuant to a short-term transition services agreement, payments on claims associated with insurance programs and an employee leasing agreement. The Company received distributions from unconsolidated affiliates intended to cover required tax payments of zero, $3.6 million and $7.5 million during fiscal 2018, fiscal 2017 and fiscal 2016, respectively. The Company also had an indemnification asset of $2.7 million and $4.8 million at September 30, 2018 and 2017, respectively, for future payments on claims associated with insurance programs.  During the fourth quarter of fiscal 2017, the Company received an $87.1 million distribution from the TruGreen Joint Venture in connection with its August 2017 debt refinancing. The Company has received cumulative distributions from the TruGreen Joint Venture in excess of its investment balance, which resulted in an amount recorded in the “Distributions in excess of investment in unconsolidated affiliate” line in the Consolidated Balance Sheets of $21.9 million at September 30, 2018 and 2017. In accordance with the applicable accounting guidance, the Company has classified the negative balance in the liability section of the Consolidated Balance Sheets.
During the fourth quarter of fiscal 2017, the Company made a $29.4 million investment in an unconsolidated subsidiary whose products support the professional U.S. industrial, turf and ornamental market (the “IT&O Joint Venture”). The Company provided the IT&O Joint Venture with line of credit financing of $14.3 million during fiscal 2018, which was fully repaid as of September 30, 2018.
The following tables present summarized financial information of the Company’s unconsolidated affiliates:

	September 30,
	2018	2017
	(In millions)
Cash and cash equivalents	$110.6	$26.4
Other current assets	198.6	180.9
Intangible assets, net	809.8	860.7
Goodwill	199.8	184.0
Other assets	222.5	229.5
Total assets	$1,541.3	$1,481.5

Current liabilities	$276.5	$221.0
Current portion of debt	12.5	15.5
Long-term debt	981.9	987.5
Other liabilities	56.7	57.9
Equity	213.7	199.6
Total liabilities and equity	$1,541.3	$1,481.5

THE SCOTTS MIRACLE-GRO COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Year Ended September 30,
	2018	2017	2016
	(in millions)
Revenue	$1,427.4	$1,340.2	$808.4
Gross margin	475.0	429.7	287.5
Selling and administrative expenses	330.2	316.8	167.8
Amortization expense	62.0	72.8	27.1
Interest expense	74.5	69.9	30.8
Restructuring and other charges	14.6	67.5	34.8
Net (loss) income	$(6.3)	$(97.3)	$27.0
Net income (loss) does not include income taxes, which are recognized and paid by the partners of the unconsolidated affiliates. The income taxes associated with the Company’s share of net income (loss) have been recorded in the “Income tax expense (benefit) from continuing operations” line in the Consolidated Statement of Operations.
The Company recognized equity in (income) loss of unconsolidated affiliates of $(4.9) million, $29.0 million and $(7.8) million in fiscal 2018, fiscal 2017 and fiscal 2016, respectively. Included within (income) loss of unconsolidated affiliates for fiscal 2017 and fiscal 2016, respectively, is the Company’s $25.2 million and $11.7 million share of restructuring and other charges incurred by the TruGreen Joint Venture. For fiscal 2017, these charges included $1.3 million for transaction costs, $12.1 million for nonrecurring integration and separation costs, $7.2 million of costs associated with the TruGreen Joint Venture’s August 2017 debt refinancing and $4.6 million for a non-cash purchase accounting fair value write-down adjustment related to deferred revenue and advertising. For fiscal 2016, these charges included $6.0 million for transaction costs, $4.4 million for nonrecurring integration and separation costs and $1.3 million for a non-cash purchase accounting fair value write-down adjustment related to deferred revenue and advertising.

NOTE 9.  RETIREMENT PLANS
The Company sponsors a defined contribution 401(k) plan for substantially all U.S. associates. The Company matches 150% of associates’ initial 4% contribution and 50% of their remaining contribution up to 6%. The Company may make additional discretionary profit sharing matching contributions to eligible employees on their initial 4% contribution. The Company recorded charges of $15.3 million, $13.9 million and $13.0 million under the plan in fiscal 2018, fiscal 2017 and fiscal 2016, respectively.
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
The Company sponsors defined benefit pension plans associated with its former international businesses in the United Kingdom and Germany. These plans provide retirement benefits primarily based on years of service and compensation levels. On July 1, 2010, the Company froze its two United Kingdom defined benefit pension plans and transferred participants to an amended defined contribution plan. Prior to August 31, 2017, participants were no longer credited for service; however, salary increases continued to be factored into each participant’s final pension benefit. In connection with the sale of the International Business on August 31, 2017, the Company (1) retained all obligations related to the two United Kingdom defined benefit pension plans provided that future salary increases are no longer factored into each participant’s final pension benefit, (2) retained the Germany defined benefit pension obligations associated with inactive participants and (3) disposed of the Germany defined benefit pension obligations associated with active participants and all obligations associated with the France defined benefit pension plans. These changes resulted in a decrease in the projected benefit obligation of $7.1 million during fiscal 2017. The Company recognized a settlement charge of $1.4 million during fiscal 2017 as part of the gain on the sale of the International Business in the “Income (loss) from discontinued operations, net of tax” line in the Consolidated Statements of Operations.

THE SCOTTS MIRACLE-GRO COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following tables present information about benefit obligations, plan assets, annual expense, assumptions and other information about the Company’s defined benefit pension plans. The defined benefit pension plans are valued using a September 30 measurement date.

	U.S. Defined Benefit Pension Plans		International Defined Benefit Pension Plans
	2018	2017	2018	2017
	(In millions)
Change in projected benefit obligation:
Benefit obligation at beginning of year	$110.0	$118.2	$190.7	$206.2
Service cost	—	—	—	0.9
Interest cost	3.1	2.8	4.2	3.7
Actuarial (gain) loss	(5.8)	(3.8)	(6.8)	(13.0)
Benefits paid	(7.2)	(7.2)	(8.2)	(6.0)
Divestiture	—	—	—	(7.1)
Other	—	—	—	(0.8)
Foreign currency translation	—	—	(4.9)	6.8
Projected benefit obligation at end of year	$100.1	$110.0	$175.0	$190.7
Accumulated benefit obligation at end of year	$100.1	$110.0	$175.0	$190.7
Change in plan assets:
Fair value of plan assets at beginning of year	$87.5	$89.4	$181.2	$173.9
Actual return on plan assets	0.2	5.0	6.5	2.2
Employer contribution	0.2	0.3	7.7	5.6
Benefits paid	(7.2)	(7.2)	(8.2)	(6.0)
Foreign currency translation	—	—	(5.7)	6.3
Other	—	—	—	(0.8)
Fair value of plan assets at end of year	$80.7	$87.5	$181.5	$181.2
Overfunded (underfunded) status at end of year	$(19.4)	$(22.5)	$6.5	$(9.5)
Information for pension plans with an accumulated benefit obligation in excess of plan assets:
Projected benefit obligation	$100.1	$110.0	$18.1	$190.7
Accumulated benefit obligation	100.1	110.0	18.1	190.7
Fair value of plan assets	80.7	87.5	—	181.2
Amounts recognized in the Consolidated Balance Sheets consist of:
Noncurrent assets	$—	$—	$24.7	$9.4
Current liabilities	(0.2)	(0.2)	(1.0)	(0.9)
Noncurrent liabilities	(19.2)	(22.3)	(17.2)	(17.9)
Total amount accrued	$(19.4)	$(22.5)	$6.5	$(9.4)
Amounts recognized in accumulated other comprehensive loss consist of:
Actuarial loss	$37.9	$40.7	$42.6	$50.8
Total amount recognized	$37.9	$40.7	$42.6	$50.8

THE SCOTTS MIRACLE-GRO COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	U.S. Defined Benefit Pension Plans		International Defined Benefit Pension Plans
	2018	2017	2018	2017
	(In millions, except percentage figures)
Total change in other comprehensive loss attributable to:
Pension benefit gain during the period	$1.3	$4.0	$5.9	$9.8
Reclassification of pension benefit losses to net income	1.5	1.7	1.1	1.9
Settlement loss during the period	—	—	—	1.4
Foreign currency translation	—	—	1.2	(1.7)
Total change in other comprehensive loss	$2.8	$5.7	$8.2	$11.4
Amounts in accumulated other comprehensive loss expected to be recognized as components of net periodic benefit cost in fiscal 2019 are as follows:
Actuarial loss	$1.5		$0.9
Amount to be amortized into net periodic benefit cost	$1.5		$0.9
Weighted average assumptions used in development of projected benefit obligation:
Discount rate	3.95%	3.41%	2.57%	2.47%

	U.S. Defined Benefit Pension Plans			International Defined Benefit Pension Plans
	2018	2017	2016	2018	2017	2016
	(In millions, except percentage figures)
Components of net periodic benefit (income) cost:
Service cost	$—	$—	$—	$—	$0.9	$0.9
Interest cost	3.1	2.8	4.3	4.2	3.7	6.3
Expected return on plan assets	(4.6)	(4.9)	(5.0)	(7.2)	(7.7)	(7.3)
Net amortization	1.5	1.7	1.8	1.1	1.8	1.5
Net periodic benefit (income) cost	—	(0.4)	1.1	(1.9)	(1.3)	1.4
Settlement	—	—	—	—	1.4	—
Total benefit (income) cost	$—	$(0.4)	$1.1	$(1.9)	$0.1	$1.4
Weighted average assumptions used in development of net periodic benefit (income) cost:
Weighted average discount rate	n/a	n/a	3.81%	n/a	n/a	3.58%
Weighted average discount rate - service cost	n/a	n/a	n/a	n/a	1.37%	n/a
Weighted average discount rate - interest cost	2.87%	2.44%	n/a	2.21%	1.84%	n/a
Expected return on plan assets	5.50%	5.50%	5.50%	4.45%	4.55%	4.75%
Rate of compensation increase	n/a	n/a	n/a	n/a	3.50%	3.53%

THE SCOTTS MIRACLE-GRO COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	U.S. Defined Benefit Pension Plans	International Defined Benefit Pension Plans
	(In millions, except percentage figures)
Other information:
Plan asset allocations:
Target for September 30, 2019:
Equity securities	21%	33%
Debt securities	75%	64%
Real estate securities	4%	—%
Cash and cash equivalents	—%	—%
Insurance contracts	—%	3%
September 30, 2018
Equity securities	22%	34%
Debt securities	71%	63%
Real estate securities	4%	—%
Cash and cash equivalents	3%	1%
Insurance contracts	—%	2%
September 30, 2017
Equity securities	26%	31%
Debt securities	67%	66%
Real estate securities	4%	—%
Cash and cash equivalents	3%	—%
Insurance contracts	—%	3%

Expected company contributions in fiscal 2019	$0.2	$6.6
Expected future benefit payments:
2019	$7.8	$5.2
2020	7.6	5.4
2021	7.5	5.6
2022	7.5	6.0
2023	7.4	6.3
2024 – 2028	34.4	35.0

THE SCOTTS MIRACLE-GRO COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following tables set forth the fair value of the Company’s pension plan assets, segregated by level within the fair value hierarchy:

	September 30, 2018
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Unobservable Inputs (Level 3)	Total
	(In millions)
U.S. Defined Benefit Pension Plan Assets
Cash and cash equivalents	$2.6	$—	$—	$2.6
Mutual funds—real estate	—	3.2	—	3.2
Mutual funds—equities	—	18.0	—	18.0
Mutual funds—fixed income	—	56.9	—	56.9
Total	$2.6	$78.1	$—	$80.7
International Defined Benefit Pension Plan Assets
Cash and cash equivalents	$1.0	$—	$—	$1.0
Insurance contracts	—	4.5	—	4.5
Mutual funds—equities	—	61.2	—	61.2
Mutual funds—fixed income	—	114.8	—	114.8
Total	$1.0	$180.5	$—	$181.5

	September 30, 2017
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Unobservable Inputs (Level 3)	Total
	(In millions)
U.S. Defined Benefit Pension Plan Assets
Cash and cash equivalents	$2.4	$—	$—	$2.4
Mutual funds—real estate	—	3.7	—	3.7
Mutual funds—equities	—	22.5	—	22.5
Mutual funds—fixed income	—	58.9	—	58.9
Total	$2.4	$85.1	$—	$87.5
International Defined Benefit Pension Plan Assets
Cash and cash equivalents	$0.4	$—	$—	$0.4
Insurance contracts	—	4.7	—	4.7
Mutual funds—equities	—	56.7	—	56.7
Mutual funds—fixed income	—	119.4	—	119.4
Total	$0.4	$180.8	$—	$181.2

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

	2018	2017
	(In millions, except percentage figures)
Change in Accumulated Plan Benefit Obligation (APBO):
Benefit obligation at beginning of year	$23.9	$26.2
Service cost	0.3	0.3
Interest cost	0.7	0.7
Plan participants’ contributions	0.3	0.3
Actuarial (gain) loss	(1.9)	(1.2)
Benefits paid	(1.9)	(2.4)
Benefit obligation at end of year	$21.4	$23.9
Change in plan assets:
Fair value of plan assets at beginning of year	$—	$—
Employer contribution	1.6	2.1
Plan participants’ contributions	0.3	0.3
Gross benefits paid	(1.9)	(2.4)
Fair value of plan assets at end of year	$—	$—
Unfunded status at end of year	$(21.4)	$(23.9)
Amounts recognized in the Consolidated Balance Sheets consist of:
Current liabilities	$(1.8)	$(1.8)
Noncurrent liabilities	(19.6)	(22.1)
Total amount accrued	$(21.4)	$(23.9)
Amounts recognized in accumulated other comprehensive loss consist of:
Actuarial loss	$1.1	$3.2
Unamortized prior service credit	(4.7)	(5.8)
Total amount recognized	$(3.6)	$(2.6)
Total change in other comprehensive loss attributable to:
Benefit gain during the period	$(1.9)	$(1.1)
Net amortization of prior service credit and actuarial loss during the year	0.9	0.7
Total change in other comprehensive loss (income)	$(1.0)	$(0.4)

Discount rate used in development of APBO	4.17%	3.56%

	2018	2017	2016
Components of net periodic benefit cost
Service cost	$0.3	$0.3	$0.2
Interest cost	0.7	0.7	1.0
Amortization of actuarial loss	0.2	0.4	0.1
Amortization of prior service credit	(1.1)	(1.1)	(1.1)
Total postretirement benefit cost	$0.1	$0.3	$0.2

Discount rate used in development of net periodic benefit cost	n/a	n/a	4.03%
Discount rate used in development of service cost	3.71%	3.44%	n/a
Discount rate used in development of interest cost	2.96%	2.56%	n/a
The estimated actuarial loss and prior service credit that will be amortized from accumulated loss into net periodic benefit cost over the next fiscal year is zero and $1.1 million, respectively.

THE SCOTTS MIRACLE-GRO COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

For measurement as of September 30, 2018, management has assumed that health care costs will increase at an annual rate of 6.50%, and thereafter decreasing 0.25% per year to an ultimate trend rate of 5.00% in 2024. A 100 basis point increase or decrease in health cost trend rate assumptions would not have a material effect on the APBO as of September 30, 2018. A 100 basis point increase or decrease in the health cost trend rate assumptions would not have a material effect on service or interest costs.
The following benefit payments under the plan are expected to be paid by the Company and the retirees for the fiscal years indicated:

	Gross Benefit Payments	Retiree Contributions	Net Company Payments
	(In millions)
2019	$2.3	$(0.5)	$1.8
2020	2.4	(0.6)	1.8
2021	2.5	(0.7)	1.8
2022	2.5	(0.7)	1.8
2023	2.5	(0.7)	1.8
2024 – 2028	10.9	(3.3)	7.6

The Company also provides comprehensive major medical benefits to its associates. The Company is self-insured for certain health benefits up to $0.7 million per occurrence per individual. The cost of such benefits is recognized as expense in the period the claim is incurred. This cost was $31.2 million, $33.4 million and $31.8 million in fiscal 2018, fiscal 2017 and fiscal 2016, respectively.

NOTE 11.  DEBT
The components of debt are as follows:

	September 30,
	2018	2017
	(In millions)
Credit Facilities:
Revolving loans	$492.2	$300.5
Term loans	790.0	273.8
Senior Notes – 5.250%	250.0	250.0
Senior Notes – 6.000%	400.0	400.0
Receivables facility	76.0	80.0
Other	17.5	105.4
Total debt	2,025.7	1,409.7
Less current portions	132.6	143.1
Less unamortized debt issuance costs	9.3	8.6
Long-term debt	$1,883.8	$1,258.0

The Company’s debt matures as follows for each of the next five fiscal years and thereafter (in millions):

2019	$132.6
2020	40.9
2021	40.0
2022	40.0
2023	1,122.2
Thereafter	650.0
$2,025.7

THE SCOTTS MIRACLE-GRO COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Credit Facilities
On October 29, 2015, the Company entered into the fourth amended and restated credit agreement (the “former credit agreement”), that was subsequently superseded by the fifth amended and restated credit agreement discussed further below. The former credit agreement provided the Company and certain of its subsidiaries with five-year senior secured loan facilities in the aggregate principal amount of $1.9 billion that were comprised of a revolving credit facility of $1.6 billion and a term loan in the original principal amount of $300.0 million (the “former credit facilities”). The former credit agreement also provided the Company with the right to seek additional committed credit under the agreement in an aggregate amount of up to $500.0 million plus an unlimited additional amount, subject to certain specified financial and other conditions. Under the former credit agreement, the Company had the ability to obtain letters of credit up to $100.0 million. Borrowings under the former credit facilities could be made in various currencies, including U.S. dollars, euro, British pounds, Australian dollars and Canadian dollars. The terms of the former credit agreement included customary representations and warranties, affirmative and negative covenants, financial covenants and events of default. Under the terms of the former credit agreement, loans bore interest, at the Company’s election, at a rate per annum equal to either the ABR or Adjusted LIBO Rate (both as defined in the former credit agreement) plus the applicable margin.
On July 5, 2018, the Company entered into a fifth amended and restated credit agreement (the “Fifth A&R Credit Agreement”), providing the Company and certain of its subsidiaries with five-year senior secured loan facilities in the aggregate principal amount of $2.3 billion, comprised of a revolving credit facility of $1.5 billion and a term loan in the original principal amount of $800.0 million (the “Fifth A&R Credit Facilities”). The Fifth A&R Credit Agreement also provides the Company with the right to seek additional committed credit under the agreement in an aggregate amount of up to $500.0 million plus an unlimited additional amount, subject to certain specified financial and other conditions. The Fifth A&R Credit Agreement replaces the former credit agreement, and will terminate on July 5, 2023. The revolving credit facility is available for issuance of letters of credit up to $75.0 million. Borrowings under the Fifth A&R Credit Facilities may be made in various currencies, including U.S. dollars, euro, British pounds and Canadian dollars. The terms of the Fifth A&R Credit Agreement include customary representations and warranties, customary affirmative and negative covenants, customary financial covenants, and customary events of default. The proceeds of borrowings under the Fifth A&R Credit Facilities may be used: (i) to finance working capital requirements and other general corporate purposes of the Company and its subsidiaries; and (ii) to refinance the amounts outstanding under the former credit agreement. The former credit agreement would have terminated on October 29, 2020, if it had not been amended and restated pursuant to the Fifth A&R Credit Agreement.
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
At September 30, 2018, the Company had letters of credit outstanding in the aggregate principal amount of $22.3 million, and $985.5 million of availability under Fifth A&R Credit Agreement. The weighted average interest rates on average borrowings under the Fifth A&R Credit Agreement and the former credit agreement were 4.0%, 3.9% and 3.5% for fiscal 2018, fiscal 2017 and fiscal 2016, respectively.
The Fifth A&R Credit Agreement contains, among other obligations, an affirmative covenant regarding the Company’s leverage ratio on the last day of each quarter calculated as average total indebtedness, divided by the Company’s earnings before interest, taxes, depreciation and amortization (“EBITDA”), as adjusted pursuant to the terms of the Fifth A&R Credit Agreement (“Adjusted EBITDA”). The maximum leverage ratio is: (i) 5.25 through the second quarter of fiscal 2019, (ii) 5.00 for the third quarter of fiscal 2019 through the first quarter of fiscal 2020, (iii) 4.75 for the second quarter of fiscal 2020 through the fourth quarter of fiscal 2020 and (iv) 4.50 for the first quarter of fiscal 2021 and thereafter. The Company’s leverage ratio was 4.23 at September 30, 2018. The Fifth A&R Credit Agreement also contains an affirmative covenant regarding the Company’s interest coverage ratio determined as of the end of each of its fiscal quarters. The interest coverage ratio is calculated as Adjusted EBITDA divided by interest expense, as described in the Fifth A&R Credit Agreement, and excludes costs related to refinancings. The minimum interest coverage ratio was 3.00 for the twelve months ended September 30, 2018. The Company’s interest coverage ratio was 5.55 for the twelve months ended September 30, 2018. The Fifth A&R Credit Agreement allows the Company to make unlimited restricted payments (as defined in the Fifth A&R Credit Agreement), including dividend payments and Common Share

THE SCOTTS MIRACLE-GRO COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

repurchases, as long as the leverage ratio resulting from the making of such restricted payments is 4.00 or less. Otherwise, the Company may make further restricted payments in an aggregate amount for each fiscal year not to exceed the amount set forth in the Fifth A&R Credit Agreement for such fiscal year ($200.0 million for fiscal 2019 and $225.0 million for fiscal 2020 and thereafter).
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
On April 7, 2017, the Company entered into a Master Repurchase Agreement (including the annexes thereto, the “Repurchase Agreement”) and a Master Framework Agreement (the “Framework Agreement” and, together with the Repurchase Agreement, the “Receivables Facility”). Under the Receivables Facility, the Company may sell a portfolio of available and eligible outstanding customer accounts receivable to the purchasers and simultaneously agree to repurchase the receivables on a weekly basis. The eligible accounts receivable consisted of up to $250.0 million in accounts receivable generated by sales to three specified customers. The repurchase price for customer accounts receivable bears interest at LIBOR (with a zero floor), as defined in the Repurchase Agreement, plus 0.90%. On August 25, 2017, the Company entered into Amendment No. 1 to Master Framework Agreement, which (i) extended the expiration date of the Receivables Facility from August 25, 2017 to August 24, 2018, (ii) defined the seasonal commitment period of the Receivables Facility as beginning on February 23, 2018 and ending on June 15, 2018, (iii) increased the eligible amount of customer accounts receivable which may be sold from up to $250.0 million to up to $400.0 million and (iv) increased the commitment amount of the Receivables Facility during the seasonal commitment period from up to $100.0 million to up to $160.0 million.

THE SCOTTS MIRACLE-GRO COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

On August 24, 2018, the Company entered into Amendment No. 1 to the Master Repurchase Agreement (the “Repurchase Amendment”) and Amendment No. 2 to Master Framework Agreement (the “Framework Amendment,” and together with the Repurchase Amendment, the “Amendments”). Under the Amendments, the eligible amount of customer accounts receivables which may be sold is $400.0 million and the commitment amount during the seasonal commitment period is $160.0 million. Among other things, the Amendments (i) extend the expiration date of the Receivables Facility from August 24, 2018 to August 23, 2019 (ii) define the seasonal commitment period of the Receivables Facility as beginning on February 22, 2019 and ending on June 21, 2019 and (iii) revises the repurchase price for customer accounts receivable to LIBOR (with a floor of zero) plus 0.875% from LIBOR (with a floor of zero) plus 0.90%.
The Company accounts for the sale of receivables under the Receivables Facility as short-term debt and continues to carry the receivables on its Consolidated Balance Sheet, primarily as a result of the Company’s requirement to repurchase receivables sold. As of September 30, 2018 and 2017, there were $76.0 million and $80.0 million, respectively, in borrowings on receivables pledged as collateral under the Receivables Facility, and the carrying value of the receivables pledged as collateral was $84.5 million and $88.9 million, respectively. As of September 30, 2018 and 2017, there was $0.4 million and $11.1 million, respectively, of availability under the Receivables Facility.
Other
In connection with the acquisition of a controlling interest in Gavita during fiscal 2016, the Company recorded a loan to the noncontrolling ownership group of Gavita. The fair value of the loan was $55.6 million at September 30, 2017. On October 2, 2017, the Company’s Hawthorne segment acquired the remaining 25% noncontrolling interest in Gavita, which included extinguishment of the loan to the noncontrolling ownership group of Gavita with a fair value and carrying value of $55.6 million.
Interest Rate Swap Agreements
The Company has outstanding interest rate swap agreements with major financial institutions that effectively convert a portion of the Company’s variable-rate debt to a fixed rate. The swap agreements had a maximum total U.S. dollar equivalent notional amount of $800.0 million and $1,100.0 million at September 30, 2018 and 2017, respectively. Interest payments made between the effective date and expiration date are hedged by the swap agreements, except as noted below. On October 12, 2018, the Company executed interest rate swap agreements with notional amounts that adjust in accordance with a specified seasonal schedule and have a maximum total notional amount at any point in time of $500.0 million. These swap agreements have a fixed rate of approximately 2.93% beginning in October 2018 through expiration dates in June, July and October 2021.
The notional amount, effective date, expiration date and rate of each of these swap agreements outstanding at September 30, 2018 are shown in the table below:

Notional Amount (in millions)		Effective Date (a)	Expiration Date	Fixed Rate
$150	(b)	2/7/2017	5/7/2019	2.12%
50	(b)	2/7/2017	5/7/2019	2.25%
50		2/28/2018	5/28/2019	2.01%
200	(c)	12/20/2016	6/20/2019	2.12%
250	(d)	1/8/2018	6/8/2020	2.09%
100		6/20/2018	10/20/2020	2.15%

(a)	The effective date refers to the date on which interest payments were first hedged by the applicable swap agreement.

(b)	Interest payments made during the three-month period of each year that begins with the month and day of the effective date are hedged by the swap agreement.

(c)	Interest payments made during the six-month period of each year that begins with the month and day of the effective date are hedged by the swap agreement.

(d)	Notional amount adjusts in accordance with a specified seasonal schedule. This represents the maximum notional amount at any point in time.

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
The estimated fair values of the Company’s debt instruments are as follows:

	Year Ended September 30,
	2018		2017
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(In millions)
Revolving loans	$492.2	$492.2	$300.5	$300.5
Term loans	790.0	790.0	273.8	273.8
Senior Notes – 5.250%	250.0	239.4	250.0	264.4
Senior Notes – 6.000%	400.0	411.0	400.0	427.0
Receivables facility	76.0	76.0	80.0	80.0
Other	17.5	17.5	105.4	105.4
Weighted Average Interest Rate
The weighted average interest rates on the Company’s debt were 4.3%, 4.6% and 4.4% for fiscal 2018, fiscal 2017 and fiscal 2016, respectively.

THE SCOTTS MIRACLE-GRO COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 12.  EQUITY
Authorized and issued shares consisted of the following:

September 30,
	2018	2017
(In millions)
Preferred shares, no par value:
Authorized	0.2 shares	0.2 shares
Issued	0.0 shares	0.0 shares
Common shares, no par value, $.01 stated value per share:
Authorized	100.0 shares	100.0 shares
Issued	68.1 shares	68.1 shares
In fiscal 1995, The Scotts Company merged with Stern’s Miracle-Gro Products, Inc. (“Miracle-Gro”). At September 30, 2018, the former shareholders of Miracle-Gro, including the Hagedorn Partnership, L.P., owned approximately 27% of Scotts Miracle-Gro’s outstanding Common Shares on a fully diluted basis and, thus, have the ability to significantly influence the election of directors and other actions requiring the approval of Scotts Miracle-Gro’s shareholders.
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
Share Repurchases
In August 2014, the Scotts Miracle-Gro Board of Directors authorized the repurchase of up to $500.0 million of Common Shares over a five-year period (effective November 1, 2014 through September 30, 2019). On August 3, 2016, Scotts Miracle-Gro announced that its Board of Directors authorized a $500.0 million increase to the share repurchase authorization ending on September 30, 2019. The amended authorization allows for repurchases of Common Shares of up to $1.0 billion through September 30, 2019. The authorization provides the Company with flexibility to purchase Common Shares from time to time in open market purchases or through privately negotiated transactions. All or part of the repurchases may be made under Rule 10b5-1 plans, which the Company may enter into from time to time and which enable the repurchases to occur on a more regular basis, or pursuant to accelerated share repurchases. The share repurchase authorization, which expires September 30, 2019, may be suspended or discontinued at any time, and there can be no guarantee as to the timing or amount of any repurchases. During fiscal 2018, fiscal 2017 and fiscal 2016, Scotts Miracle-Gro repurchased 3.5 million, 2.7 million and 1.8 million Common Shares for $323.1 million, $245.8 million and $130.8 million, respectively. From the inception of this share repurchase program in the fourth quarter of fiscal 2014 through September 30, 2018, Scotts Miracle-Gro repurchased approximately 8.3 million Common Shares for $714.6 million. The “Treasury share purchases” line in the Consolidated Statements of Shareholders’ Equity also includes cash paid to tax authorities to satisfy statutory income tax withholding obligations related to share-based compensation of $3.0 million, $9.2 million and $6.6 million for fiscal 2018, fiscal 2017 and fiscal 2016, respectively.
Acquisition of Sunlight Supply
On June 4, 2018, Scotts Miracle-Gro issued 0.3 million Common Shares, which represented a carrying value of $20.7 million, out of its treasury shares for payment of a portion of the purchase price for the acquisition of Sunlight Supply.
Gavita
On October 2, 2017, the Company’s Hawthorne segment acquired the remaining 25% noncontrolling interest in Gavita, including Agrolux, for $69.2 million, plus payment of contingent consideration of $3.0 million. The carrying value of the 25% noncontrolling interest consisted of long-term debt of $55.6 million and noncontrolling interest of $7.9 million. The difference between purchase price and carrying value of $5.7 million was recognized in the “Common shares and capital in excess of $0.01 stated value per share” line within “Total equity—controlling interest” in the Consolidated Balance Sheets.

THE SCOTTS MIRACLE-GRO COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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
Other
During fiscal 2016, Scotts Miracle-Gro issued 0.1 million Common Shares, which represented a carrying value of $4.2 million, out of its treasury shares for payment of contingent consideration related to the acquisition of Bio-Organic Solutions, Inc. (“Vermicrop”).
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
A maximum of 7.3 million Common Shares are available for issuance under share-based award plans. At September 30, 2018, approximately 3.6 million Common Shares were not subject to outstanding awards and were available to underlie the grant of new share-based awards. Common Shares held in treasury totaling 0.4 million, 0.5 million and 0.6 million were reissued in support of share-based compensation awards and employee purchases under the employee stock purchase plan during fiscal 2018, fiscal 2017 and fiscal 2016, respectively.

THE SCOTTS MIRACLE-GRO COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following is a summary of the share-based awards granted during each of the periods indicated:

	Year Ended September 30,
	2018	2017	2016
Employees
Options	—	—	444,890
Restricted stock units	198,807	109,708	74,467
Performance units	246,430	487,809	56,315
Board of Directors
Deferred stock units	25,858	24,291	28,621
Total share-based awards	471,095	621,808	604,293

Aggregate fair value at grant dates (in millions)	$43.5	$57.8	$16.4
Total share-based compensation was as follows for each of the periods indicated:

	Year Ended September 30,
	2018	2017	2016
	(In millions)
Share-based compensation	$40.5	$25.2	$15.6
Tax benefit recognized	10.5	9.8	6.0
The tax benefit realized from the tax deductions associated with the exercise of share-based awards and the vesting of restricted stock totaled $4.5 million for fiscal 2018.
Stock Options
Aggregate stock option activity was as follows:

	No. of Options	Wtd. Avg. Exercise Price
Awards outstanding at September 30, 2017	1,517,310	$53.05
Granted	—	—
Exercised	(294,153)	29.57
Forfeited	(6,065)	61.51
Awards outstanding at September 30, 2018	1,217,092	58.68
Exercisable	804,941	53.56

THE SCOTTS MIRACLE-GRO COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

At September 30, 2018, the total pre-tax compensation cost, net of estimated forfeitures, related to nonvested stock options not yet recognized was $0.2 million, which is expected to be recognized over a weighted-average period of 0.3 years. The total intrinsic value of stock options exercised was $17.2 million, $14.5 million and $13.6 million during fiscal 2018, fiscal 2017 and fiscal 2016, respectively. Cash received from the exercise of stock options, including amounts received from employee purchases under the employee stock purchase plan, for fiscal 2018, fiscal 2017 and fiscal 2016 was $10.5 million, $11.0 million and $14.7 million, respectively. As of September 30, 2018, the Company expects 0.4 million of the remaining unexercisable stock options (after forfeitures), with a weighted-average exercise price of $68.68, intrinsic value of $4.1 million and average remaining term of 7.3 years, to vest and be exercised in the future. The following summarizes certain information pertaining to stock option awards outstanding and exercisable at September 30, 2018 (options in millions):

	Awards Outstanding			Awards Exercisable
Range of Exercise Price	No. of Options	Wtd. Avg. Remaining Life	Wtd. Avg. Exercise Price	No. of Options	Wtd. Avg. Remaining Life	Wtd. Avg. Exercise Price
$38.81 – $49.19	0.4	2.44	$45.24	0.4	2.44	$45.24
$63.43 – $68.68	0.8	6.87	66.26	0.4	6.34	63.53
	1.2	5.27	$58.68	0.8	4.21	$53.56

The intrinsic values of the stock option awards outstanding and exercisable at September 30, 2018 were as follows (in millions):

2018
Outstanding	$24.4
Exercisable	20.3
The grant date fair value of stock option awards is estimated using a binomial model and the assumptions in the following table. Expected market price volatility is based on implied volatilities from traded options on Common Shares and historical volatility specific to the Common Shares. Historical data, including demographic factors impacting historical exercise behavior, is used to estimate stock option exercises and employee terminations within the valuation model. The risk-free rate for periods within the contractual life (normally ten years) of the stock option is based on the U.S. Treasury yield curve in effect at the time of grant. The expected life of stock options is based on historical experience and expectations for grants outstanding. No stock options were granted in fiscal 2018 or fiscal 2017. The weighted average assumptions for awards granted in 2016 are as follows:

2016
Expected market price volatility	25.5%
Risk-free interest rates	1.5%
Expected dividend yield	2.7%
Expected life of stock options in years	6.0
Estimated weighted-average fair value per stock option	$12.33

THE SCOTTS MIRACLE-GRO COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Restricted share-based awards
Restricted share-based award activity (including restricted stock units and deferred stock units) was as follows:

	No. of Shares	Wtd. Avg. Grant Date Fair Value per Share
Awards outstanding at September 30, 2015	381,509	$57.22
Granted	103,088	69.00
Vested	(161,440)	47.21
Forfeited	(17,494)	60.18
Awards outstanding at September 30, 2016	305,663	66.31
Granted	133,999	92.70
Vested	(144,029)	60.66
Forfeited	(4,114)	72.40
Awards outstanding at September 30, 2017	291,519	81.15
Granted	224,665	87.09
Vested	(92,842)	67.63
Forfeited	(19,902)	83.69
Awards outstanding at September 30, 2018	403,440	87.42

At September 30, 2018, the total pre-tax compensation cost, net of estimated forfeitures, related to nonvested restricted share units not yet recognized was $10.6 million, which is expected to be recognized over a weighted-average period of 2.1 years. The total fair value of restricted stock units and deferred stock units vested was $6.3 million, $8.7 million and $7.6 million during fiscal 2018, fiscal 2017 and fiscal 2016, respectively.
Performance-based awards
Performance-based award activity was as follows (based on target award amounts):

	No. of Units	Wtd. Avg. Grant Date Fair Value per Unit
Awards outstanding at September 30, 2015	339,224	$54.86
Granted	56,315	68.68
Vested	(128,941)	45.06
Forfeited	—	—
Awards outstanding at September 30, 2016	266,598	62.52
Granted	487,809	92.95
Vested	(147,696)	59.82
Forfeited	(9,778)	65.39
Awards outstanding at September 30, 2017	596,933	88.01
Granted	246,430	97.04
Vested	(53,644)	63.43
Forfeited	(33,912)	95.37
Awards outstanding at September 30, 2018	755,807	92.96
At September 30, 2018, the total pre-tax compensation cost, net of estimated forfeitures, related to nonvested performance-based units not yet recognized was $30.6 million, which is expected to be recognized over a weighted-average period of 2.8 years. The total fair value of performance-based units vested was $3.4 million, $8.8 million and $5.8 million during fiscal 2018, fiscal 2017 and fiscal 2016, respectively.

THE SCOTTS MIRACLE-GRO COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 13.  EARNINGS PER COMMON SHARE
The following table presents information necessary to calculate basic and diluted income per Common Share.

	Year Ended September 30,
	2018	2017	2016
	(In millions, except per share data)
Income from continuing operations	$127.6	$198.3	$246.1
Net (income) loss attributable to noncontrolling interest	—	(0.5)	0.5
Income attributable to controlling interest from continuing operations	127.6	197.8	246.6
Income (loss) from discontinued operations, net of tax	(63.9)	20.5	68.7
Net income attributable to controlling interest	$63.7	$218.3	$315.3
BASIC INCOME PER COMMON SHARE:
Weighted-average Common Shares outstanding during the period	56.2	59.4	61.1
Income from continuing operations	$2.27	$3.33	$4.04
Income (loss) from discontinued operations	(1.14)	0.35	1.12
Net income	$1.13	$3.68	$5.16
DILUTED INCOME PER COMMON SHARE:
Weighted-average Common Shares outstanding during the period	56.2	59.4	61.1
Dilutive potential Common Shares	0.9	0.8	0.9
Weighted-average number of Common Shares outstanding and dilutive potential Common Shares	57.1	60.2	62.0
Income from continuing operations	$2.23	$3.29	$3.98
Income (loss) from discontinued operations	(1.11)	0.34	1.11
Net income	$1.12	$3.63	$5.09
Stock options with exercise prices greater than the average market price of the underlying Common Shares are excluded from the computation of diluted income per Common Share because they are out-of-the-money and the effect of their inclusion would be anti-dilutive. There were no Common Shares covered by out-of-the-money options for the year ended September 30, 2018 or September 30, 2017, and there were 0.2 million Common Shares covered by out-of-the-money options for the year ended September 30, 2016.

NOTE 14.  INCOME TAXES
The provision (benefit) for income taxes allocated to continuing operations consisted of the following:

	Year Ended September 30,
	2018	2017	2016
	(In millions)
Current:
Federal	$47.7	$104.5	$89.7
State	10.3	12.4	11.8
Foreign	0.2	8.1	4.3
Total Current	58.2	125.0	105.8
Deferred:
Federal	(58.4)	(7.4)	30.7
State	(2.0)	(0.5)	2.5
Foreign	(9.7)	(0.5)	(1.4)
Total Deferred	(70.1)	(8.4)	31.8
Provision (benefit) for income taxes	$(11.9)	$116.6	$137.6

THE SCOTTS MIRACLE-GRO COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The domestic and foreign components of income from continuing operations before income taxes were as follows:

	Year Ended September 30,
	2018	2017	2016
	(In millions)
Domestic	$159.5	$296.0	$357.0
Foreign	(43.8)	18.9	26.7
Income from continuing operations before income taxes	$115.7	$314.9	$383.7

A reconciliation of the federal corporate income tax rate and the effective tax rate on income from continuing operations before income taxes is summarized below:

	Year Ended September 30,
	2018	2017	2016
Statutory income tax rate	24.5%	35.0%	35.0%
Effect of foreign operations	7.4	3.1	0.3
State taxes, net of federal benefit	6.5	2.9	2.9
Domestic Production Activities Deduction permanent difference	(4.4)	(3.1)	(2.5)
Effect of other permanent differences	(3.0)	0.4	0.4
Research and Experimentation and other federal tax credits	(1.7)	(0.4)	(0.3)
Resolution of prior tax contingencies	1.3	0.9	(0.1)
Effect of tax reform	(38.7)	—	—
Other	(2.2)	(1.8)	0.2
Effective income tax rate	(10.3)%	37.0%	35.9%
On December 22, 2017, the Act was signed into law. The Act makes broad and complex changes to the Code that affect the Company’s fiscal year 2018 financial results in two primary ways.
First, effective January 1, 2018, the Act reduces the U.S. federal corporate statutory income tax rate from 35% to 21%. Due to the Company’s fiscal year nature, a blended U.S. corporate income tax rate of 24.5% is recorded in the fiscal 2018 financial results. The Company’s U.S. corporate statutory income tax rate decreased to 21% on October 1, 2018. As a result of the lower tax rate, the Company remeasured its U.S. deferred tax assets and liabilities based on the rates at which they are expected to reverse in the future. Guidance under SAB 118 allows companies to use a measurement period, similar to that used in business combinations, to account for the impacts of the Act in their consolidated financial statements. Consistent with SAB 118, the Company recorded a provisional net benefit for the first quarter of fiscal 2018 of $45.9 million in the “Income tax expense (benefit) from continuing operations” line in the Condensed Consolidated Statement of Operations. Due to the consideration of full year financial information and additional analysis of the Act, the Company revised its calculation and recorded measurement period adjustments resulting in a total net benefit of $44.6 million for the year ended September 30, 2018. In addition, the Company will evaluate adoption of accounting standard update 2018-02, issued February 14, 2018, in its first quarter of fiscal 2019. The accounting standard update allows an entity to elect a one-time reclassification from accumulated other comprehensive income (loss) (“AOCI”) to retained earnings of “stranded” tax effects resulting from the Act. The amount of the reclassification includes (1) the effect of the change in the U.S. federal corporate statutory income tax rate on the gross deferred tax amounts and related valuation allowances, if any, on the date of enactment of the Act related to items remaining in AOCI and (2) other income tax effects of the Act on items remaining in AOCI that an entity elects to reclassify. Other than the considerations for accounting standard update 2018-02, the Company considers the accounting for this element of the Act to be complete.
Second, due to the move to a territorial tax system, the Act requires companies to pay a mandatory one-time U.S. transition tax on deemed repatriation of certain undistributed earnings of foreign subsidiaries. Under SAB 118, the Company made a reasonable estimate of this deemed repatriation tax for the first quarter of fiscal 2018 and recorded in the “Income tax expense (benefit) from continuing operations” line in the Condensed Consolidated Statement of Operations an estimated U.S. transition tax of $14.0 million, offset by $10.7 million of foreign tax credits generated from the repatriation plus $3.2 million of foreign tax credit carryovers previously reserved under a full valuation allowance. As a result of additional analysis and support related to the Act, the Company revised its calculation and recorded measurement period adjustments resulting in U.S. transition tax of $21.2

THE SCOTTS MIRACLE-GRO COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

million based on $97.8 million of undistributed earnings of foreign subsidiaries. This expense is largely offset by $18.2 million of foreign tax credits, $0.5 million of which was carried forward from prior periods and was offset by a full valuation allowance. The Company considers key estimates of the deemed repatriation tax to be currently incomplete subject to continuing analysis and the anticipated future release of additional authoritative guidance and interpretations on the topic. The Company expects to complete its analysis in the first quarter of fiscal 2019.
In addition, the Act also establishes new tax provisions that will affect the Company beginning October 1, 2018, including (1) eliminating the U.S. manufacturing deduction; (2) establishing new limitations on deductible interest expense and certain executive compensation; (3) creating the base erosion anti-abuse tax (“BEAT”); (4) creating a new provision designed to tax global intangible low-tax income (“GILTI”); (5) establishing a deduction for foreign-derived intangible income (“FDII”); and (6) generally eliminating U.S. federal income taxes on dividends from foreign subsidiaries.
Regarding the new GILTI tax rules, the Company is allowed to make an accounting policy election to either (1) treat taxes due on future GILTI exclusions in U.S. taxable income as a current period expense when incurred or (2) reflect such portion of the future GILTI exclusions in U.S. taxable income that relate to existing basis differences in the Company’s measurement of deferred taxes. The Company’s analysis of the new GILTI rules and ultimate impact are incomplete and the Company has not made a policy election regarding the treatment of the GILTI tax.
Deferred income taxes arise from temporary differences between financial reporting and tax reporting bases of assets and liabilities, and operating loss and tax credit carryforwards for tax purposes. The components of the deferred income tax assets and liabilities were as follows:

	September 30,
	2018	2017
	(In millions)
DEFERRED TAX ASSETS
Inventories	$9.3	$8.0
Accrued liabilities	68.4	58.9
Postretirement benefits	7.7	19.9
Accounts receivable	4.7	5.3
Federal NOL carryovers	10.9	20.3
State NOL carryovers	1.5	1.3
Foreign NOL carryovers	3.8	3.7
Foreign tax credit carryovers	16.4	7.6
Other	2.0	(1.6)
Gross deferred tax assets	124.7	123.4
Valuation allowance	(33.6)	(29.7)
Total deferred tax assets	91.1	93.7
DEFERRED TAX LIABILITIES
Property, plant and equipment	(50.9)	(68.5)
Intangible assets	(54.1)	(127.5)
Outside basis difference in equity investments	(45.4)	(47.5)
Interest rate swaps	(1.0)	—
Other	(9.3)	(7.7)
Total deferred tax liabilities	(160.7)	(251.2)
Net deferred tax liability	$(69.6)	$(157.5)

GAAP requires that a valuation allowance be recorded against a deferred tax asset if it is more likely than not that the tax benefit associated with the asset will not be realized in the future. As shown in the table above, valuation allowances were recorded against $33.6 million and $29.7 million of deferred tax assets as of September 30, 2018 and 2017, respectively. Most of these valuation allowances relate to certain credits and net operating losses (“NOLs”), as explained further below.
Deferred tax assets related to foreign NOLs of certain controlled foreign corporations were $3.8 million as of September 30, 2018, the majority of which have indefinite carryforward periods. Due to a history of losses in many of these entities, a full

THE SCOTTS MIRACLE-GRO COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

valuation allowance has been established against $3.3 million of these deferred tax assets. A valuation allowance has also been established against a deferred tax asset related to Scotts’ China subsidiary of $1.3 million.
Foreign tax credits were $16.4 million and $7.6 million at September 30, 2018 and 2017, respectively. A full valuation allowance has been established against $16.4 million of foreign tax credits the Company does not expect to utilize prior to their expiration.
Due to the Company’s increased ownership of AeroGrow during fiscal 2017, it may potentially utilize up to $10.9 million of deferred tax assets related to the NOLs of that subsidiary. These NOLs are subject to limitation under IRC §382 from current and prior ownership changes. The Company determined that $10.5 million of these deferred tax assets will expire unutilized due to the closing of statutes of limitation and has established a valuation allowance accordingly. The Company estimates that the remaining $0.4 million of deferred tax assets will be available for utilization in tax years ending after September 30, 2018. These remaining NOLs will be utilized gradually through the tax year ending September 30, 2032.
Deferred tax assets related to state NOLs were $1.5 million as of September 30, 2018, with carryforward periods ranging from 5 to 20 years. Any losses not utilized within a specific state’s carryforward period will expire. A valuation allowance was recorded against $1.4 million of these deferred tax assets as of September 30, 2018 for state NOLs that the Company does not expect to realize within their respective carryover periods. Tax benefits associated with state tax credits will expire if not utilized and amounted to $1.4 million and $1.0 million at September 30, 2018 and 2017, respectively. A valuation allowance in the amount of $0.7 million has been established related to state credits the Company does not expect to utilize.
As of September 30, 2018 and after consideration of the one time transition tax on deemed repatriation of foreign earnings, the Company had no unremitted earnings of foreign subsidiaries for which earnings are considered permanently reinvested. The Company has repatriated all cash and earnings of one subsidiary in the United Kingdom via a loan to a U.S. affiliate in the fiscal year ended September 30, 2018. Following the one-time transition tax, the Company determined that no deferred tax liability for withholding taxes on the subsidiary’s previously taxed earnings is required as the United Kingdom does not impose withholding taxes on distributions to the U.S. The Company maintains its assertions of indefinite reinvestment of the earnings of all material foreign subsidiaries with the exception of the earnings of Scotts Luxembourg Sarl, which are generally taxed on a current basis under “Subpart F” of the Code which prevents deferral of recognition of U.S. taxable income through the use of foreign entities.
The Company had $13.9 million, $10.2 million and $5.1 million of gross unrecognized tax benefits related to uncertain tax positions at September 30, 2018, 2017 and 2016, respectively. Of these amounts, $4.8 million, $0.7 million and $0.3 million of gross unrecognized tax benefits are related to discontinued operations at September 30, 2018, 2017 and 2016, respectively. Included in the September 30, 2018, 2017 and 2016 balances were $12.6 million, $8.5 million and $3.5 million, respectively, of unrecognized tax benefits that, if recognized, would have an impact on the effective tax rate.
A reconciliation of the unrecognized tax benefits is as follows:

	Year Ended September 30,
	2018	2017	2016
	(In millions)
Balance at beginning of year	$10.2	$5.1	$9.2
Additions for tax positions of the current year	0.9	1.4	0.3
Additions for tax positions of prior years	6.1	3.9	1.9
Reductions for tax positions of prior years	(0.8)	(0.2)	(2.6)
Settlements with tax authorities	(1.9)	0.9	(2.7)
Expiration of statutes of limitation	(0.6)	(0.9)	(1.0)
Balance at end of year	$13.9	$10.2	$5.1

The Company continues to recognize accrued interest and penalties related to unrecognized tax benefits as a component of the provision for income taxes. As of September 30, 2018, 2017 and 2016, respectively, the Company had $1.5 million, $1.1 million and $1.1 million accrued for the payment of interest that, if recognized, would impact the effective tax rate. As of September 30, 2018, 2017 and 2016, respectively, the Company had $0.4 million, $0.4 million and $0.5 million accrued for the payment of penalties that, if recognized, would impact the effective tax rate. For the fiscal year ended September 30, 2018, the Company recognized a benefit of $2.3 million for tax interest and tax penalties in its Consolidated Statement of Operations.

THE SCOTTS MIRACLE-GRO COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Scotts Miracle-Gro Company or one of its subsidiaries files income tax returns in the U.S. federal jurisdiction and various state, local and foreign jurisdictions. Subject to the following exceptions, the Company is no longer subject to examination by these tax authorities for fiscal years prior to 2015. The Company is currently under examination by certain foreign and U.S. state and local tax authorities. With respect to the foreign jurisdictions, a French audit covering fiscal years 2013 through 2016 is underway with no known material impact to the financial statements. In regard to the multiple U.S. state and local audits, the tax periods under examination are limited to fiscal years 2012 through 2017. In addition to the aforementioned audits, certain other tax deficiency notices and refund claims for previous years remain unresolved.
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
Exchange Rate Risk Management
The Company uses currency forward contracts to manage the exchange rate risk associated with intercompany loans and certain other balances denominated in foreign currencies. At September 30, 2018, the notional amount of outstanding currency forward contracts was $117.2 million, with a fair value of $(0.6) million. At September 30, 2017, the notional amount of outstanding currency forward contracts was $268.3 million, with a fair value of $1.8 million. The fair value of currency forward contracts is determined using forward rates in commonly quoted intervals for the full term of the contracts. The outstanding contracts will mature over the next fiscal quarter.
Interest Rate Risk Management
The Company enters into interest rate swap agreements as a means to hedge its variable interest rate risk on debt instruments. Net amounts to be received or paid under the swap agreements are reflected as adjustments to interest expense. Since the interest rate swap agreements have been designated as hedging instruments, unrealized gains or losses resulting from adjusting these swaps to fair value are recorded as elements of AOCI within the Consolidated Balance Sheets. The fair value of the swap agreements is determined based on the present value of the estimated future net cash flows using implied rates in the applicable yield curve as of the valuation date.
The Company has outstanding interest rate swap agreements with major financial institutions that effectively convert a portion of the Company’s variable-rate debt to a fixed rate. The swap agreements had a maximum total U.S. dollar equivalent notional amount of $800.0 million and $1,100.0 million at September 30, 2018 and 2017, respectively. Refer to “NOTE 11. DEBT” for the terms of the swap agreements outstanding at September 30, 2018. Included in the AOCI balance at September 30, 2018 was a gain of $1.6 million related to interest rate swap agreements that is expected to be reclassified to earnings during the next twelve months, consistent with the timing of the underlying hedged transactions.
Commodity Price Risk Management
The Company enters into hedging arrangements designed to fix the price of a portion of its projected future urea requirements. The contracts are designated as hedges of the Company’s exposure to future cash flow fluctuations associated with the cost of urea. The objective of the hedges is to mitigate the earnings and cash flow volatility attributable to the risk of changing prices. Since the contracts have been designated as hedging instruments, unrealized gains or losses resulting from adjusting these contracts to fair value are recorded as elements of AOCI within the Consolidated Balance Sheets. Realized gains or losses remain as a component of AOCI until the related inventory is sold. Upon sale of the underlying inventory, the gain or loss is reclassified to cost of sales. Included in the AOCI balance at September 30, 2018 was a gain of $4.5 million related to urea derivatives that is expected to be reclassified to earnings during the next twelve months, consistent with the timing of the underlying hedged transactions.
The Company also uses derivatives to partially mitigate the effect of fluctuating diesel costs on operating results. These financial instruments are carried at fair value within the Consolidated Balance Sheets. Changes in the fair value of derivative contracts that qualify for hedge accounting are recorded in AOCI. The effective portion of the change in fair value remains as a

THE SCOTTS MIRACLE-GRO COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

component of AOCI until the related fuel is consumed, at which time the accumulated gain or loss on the derivative contract is reclassified to cost of sales. Changes in the fair value of derivatives that do not qualify for hedge accounting are recorded as an element of cost of sales. At September 30, 2018, there were no amounts included within AOCI.
The Company had the following outstanding commodity contracts that were entered into to hedge forecasted purchases:

September 30,
	2018	2017
Commodity
Urea	88,000 tons	76,500 tons
Diesel	5,460,000 gallons	5,586,000 gallons
Heating Oil	1,218,000 gallons	1,386,000 gallons

Fair Values of Derivative Instruments
The fair values of the Company’s derivative instruments were as follows:

		Assets / (Liabilities)
		2018	2017
Derivatives Designated As Hedging Instruments	Balance Sheet Location	Fair Value
		(In millions)
Interest rate swap agreements	Prepaid and other current assets	$2.0	$1.3
	Other assets	1.8	—
	Other current liabilities	—	(0.8)
	Other liabilities	—	(0.4)
Commodity hedging instruments	Prepaid and other current assets	6.1	3.2
Total derivatives designated as hedging instruments		$9.9	$3.3

Derivatives Not Designated As Hedging Instruments	Balance Sheet Location
Currency forward contracts	Prepaid and other current assets	$0.9	$2.0
	Other current liabilities	(1.5)	(0.2)
Commodity hedging instruments	Prepaid and other current assets	1.7	0.6
Total derivatives not designated as hedging instruments		1.1	2.4
Total derivatives		$11.0	$5.7
The effect of derivative instruments on AOCI and the Consolidated Statements of Operations for the years ended September 30 was as follows:

	Amount Of Gain / (Loss) Recognized In AOCI
Derivatives In Cash Flow Hedging Relationships	2018	2017
	(In millions)
Interest rate swap agreements	$3.7	$2.2
Commodity hedging instruments	5.6	2.7
Total	$9.3	$4.9

THE SCOTTS MIRACLE-GRO COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Reclassified From AOCI Into	Amount Of Gain / (Loss)
Derivatives In Cash Flow Hedging Relationships	Statement Of Operations	2018	2017
		(In millions)
Interest rate swap agreements	Interest expense	$1.0	$(1.7)
Commodity hedging instruments	Cost of sales	2.1	(0.1)
Total		$3.1	$(1.8)

	Recognized In	Amount Of Gain / (Loss)
Derivatives Not Designated As Hedging Instruments	Statement of Operations	2018	2017
		(In millions)
Currency forward contracts	Other income, net	$11.6	$0.1
Commodity hedging instruments	Cost of sales	3.3	0.7
Total		$14.9	$0.8

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
Other
Other assets include investment securities in non-qualified retirement plan assets and the Company’s option to increase its economic interest in Bonnie Plants, Inc. (the “Bonnie Option”). Other liabilities include the contingent consideration related to the acquisition of Sunlight Supply. Investment securities in non-qualified retirement plan assets are valued using observable market prices in active markets and are classified within Level 1 of the valuation hierarchy. The fair value of the Bonnie Option is determined using a simulation approach, whereby the total value of the loan receivable and optional exchange for additional equity

THE SCOTTS MIRACLE-GRO COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

was estimated considering a distribution of possible future cash flows discounted to present value using an appropriate discount rate, and is classified in Level 3 of the fair value hierarchy.
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
The following table presents the Company’s financial assets and liabilities measured at fair value on a recurring basis at September 30, 2018:

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Unobservable Inputs (Level 3)	Total
	(In millions)
Assets
Cash equivalents	$1.4	$—	$—	$1.4
Derivatives
Interest rate swap agreements	—	3.8	—	3.8
Currency forward contracts	—	0.9	—	0.9
Commodity hedging instruments	—	7.8	—	7.8
Other	19.4	—	13.0	32.4
Total	$20.8	$12.5	$13.0	$46.3
Liabilities
Derivatives
Currency forward contracts	$—	$(1.5)	$—	$(1.5)
Other	—	—	(0.9)	(0.9)
Total	$—	$(1.5)	$(0.9)	$(2.4)

THE SCOTTS MIRACLE-GRO COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table presents the Company’s financial assets and liabilities measured at fair value on a recurring basis at September 30, 2017:

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Unobservable Inputs (Level 3)	Total
	(In millions)
Assets
Cash equivalents	$26.2	$—	$—	$26.2
Derivatives
Interest rate swap agreements	—	1.3	—	1.3
Currency forward contracts	—	2.0	—	2.0
Commodity hedging instruments	—	3.8	—	3.8
Other	15.7	—	11.8	27.5
Total	$41.9	$7.1	$11.8	$60.8
Liabilities
Derivatives
Interest rate swap agreements	$—	$(1.2)	$—	$(1.2)
Currency forward contracts	—	(0.2)	—	(0.2)
Long-term debt	—	—	(55.6)	(55.6)
Total	$—	$(1.4)	$(55.6)	$(57.0)

NOTE 17.  OPERATING LEASES
The Company leases certain property and equipment from third parties under various non-cancelable operating lease agreements. Certain lease agreements contain renewal and purchase options. The lease agreements generally require that the Company pay taxes, insurance and maintenance expenses related to the leased assets. Future minimum lease payments for non-cancelable operating leases at September 30, 2018, were as follows (in millions):

2019	$44.7
2020	35.8
2021	25.9
2022	15.8
2023	6.6
Thereafter	7.2
Total future minimum lease payments	$136.0

The Company also leases certain vehicles (primarily cars and light trucks) under agreements that are cancelable after the first year, but typically continue on a month-to-month basis until canceled by the Company. The vehicle leases and certain other non-cancelable operating leases contain residual value guarantees that create a contingent obligation on the part of the Company to compensate the lessor if the leased asset cannot be sold for an amount in excess of a specified minimum value at the conclusion of the lease term. If all such vehicle leases had been canceled as of September 30, 2018, the Company’s residual value guarantee would have approximated $4.2 million.
Other residual value guarantee amounts that apply at the conclusion of non-cancelable lease terms are as follows:

	Amount of Guarantee	Lease Termination Date
	(In millions)
Corporate aircraft	$27.0	2019

Rent expense for fiscal 2018, fiscal 2017 and fiscal 2016 totaled $62.5 million, $53.6 million and $51.3 million, respectively.

THE SCOTTS MIRACLE-GRO COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 18.  COMMITMENTS
The Company has the following unconditional purchase obligations due during each of the next five fiscal years that have not been recognized in the Consolidated Balance Sheet at September 30, 2018 (in millions):

2019	$140.8
2020	80.2
2021	46.2
2022	27.9
2023	12.4
Thereafter	5.1
$312.6

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
Regulatory Matters
At September 30, 2018, $4.4 million was accrued in the “Other liabilities” line in the Consolidated Balance Sheet for environmental actions, the majority of which are for site remediation. The amounts accrued are believed to be adequate to cover such known environmental exposures based on current facts and estimates of likely outcomes. Although it is reasonably possible that the costs to resolve such known environmental exposures will exceed the amounts accrued, any variation from accrued amounts is not expected to be material.
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
In connection with the sale of wild bird food products that were the subject of a voluntary recall in 2008, the Company, along with its Chief Executive Officer, have been named as defendants in four actions filed on and after June 27, 2012, which have been consolidated, and, on March 31, 2017, certified as a class action in the United States District Court for the Southern District of California as In re Morning Song Bird Food Litigation, Lead Case No. 3:12-cv-01592-JAH-AGS. The plaintiffs allege various statutory and common law claims associated with the Company’s sale of wild bird food products and a plea agreement entered into in previously pending government proceedings associated with such sales. The plaintiffs allege, among other things, a class action on behalf of all persons and entities in the United States who purchased certain bird food products. The plaintiffs assert: (i) hundreds of millions of dollars in monetary damages (actual, compensatory, consequential, and restitution); (ii) punitive and treble damages; (iii) injunctive and declaratory relief; (iv) pre-judgment and post-judgment interest; and (v) costs and attorneys’

THE SCOTTS MIRACLE-GRO COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

fees. The Company and its Chief Executive Officer dispute the plaintiffs’ assertions and have vigorously defended the consolidated action. As a result of the parties reaching an agreement in principle to settle this matter, which the parties are in the process of finalizing and which remains subject to Court approval, the Company recognized a pre-tax charge of $85.0 million for a probable loss related to this matter for the year ended September 30, 2018 in the “Income (loss) from discontinued operations, net of tax” line in the Consolidated Statements of Operations. There can be no assurance that future developments with respect to this action, whether as a result of an adverse outcome or as a result of significant defense costs, will not have a material adverse effect on the Company’s financial condition, results of operations or cash flows.
The Company has been named as a defendant in In re Scotts EZ Seed Litigation, Case No. 12-cv-4727 (VB), a New York and California class action lawsuit filed August 9, 2012 in the United States District Court for the Southern District of New York that asserts claims under false advertising and other legal theories based on a marketing statement on the Company’s EZ Seed grass seed product from 2009 to 2012. The plaintiffs seek, on behalf of themselves and purported class members, various forms of monetary and non-monetary relief, including statutory damages that they contend could amount to hundreds of millions of dollars. The Company has defended the action vigorously, and disputes the plaintiffs’ claims and theories, including the recoverability of statutory damages. In 2017, the Court eliminated certain claims, narrowed the case in certain respects, and permitted the case to continue proceeding as a class action. On August 7, 2017, the Court requested briefs on the Company’s request for interlocutory review of issues relating to the recoverability of statutory damages in a class action by the United States Court of Appeals for the Second Circuit and, on August 31, 2017, approved that request. On January 8, 2018, however, the Second Circuit denied the interlocutory appeal request. The parties engaged in mediation on April 9, 2018 and agreed in principle to a preliminary settlement of the outstanding claims on April 10, 2018. The preliminary settlement would require the Company to pay certain attorneys’ and administrative fees and provide certain payments to the class members. The preliminary settlement will not be finalized until after the court approves the settlement and a claims process determines the payments to be provided to the class members. The date of the final settlement approval hearing with the court is December 19, 2018. During fiscal 2018, the Company recognized a charge of $11.7 million for a probable loss related to this matter within the “Impairment, restructuring and other” line in the Consolidated Statements of Operations. The resolution of the claims process may result in additional losses in excess of the amount accrued, however, the Company does not believe a reasonably possible loss in excess of the amount accrued would be material to, nor have a material adverse effect on, the Company’s financial condition, results of operations or cash flows.
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

	Percentage of Net Sales			Percentage of Net Accounts Receivable at September 30,
	2018	2017	2016	2018	2017
Concentration in United States	89%	90%	92%	88%	83%

The remainder of the Company’s net sales and accounts receivable were generated from customers located outside of the United States, primarily retailers, distributors and nurseries in Europe and Canada. No concentrations of these customers or individual customers within this group accounted for more than 10% of the Company’s net sales or accounts receivable for any period presented above.

THE SCOTTS MIRACLE-GRO COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Company’s three largest customers are the only customers that individually represent more than 10% of reported consolidated net sales and accounts receivable during any of the last three fiscal years. These three customers accounted for the following percentages of net sales for the fiscal years ended September 30:

	Percentage of Net Sales
	2018	2017	2016
Home Depot	35%	35%	38%
Lowe’s	17%	17%	19%
Walmart	9%	9%	12%

Accounts receivable for these three largest customers as a percentage of consolidated accounts receivable were 57% and 60% as of September 30, 2018 and 2017, respectively.

NOTE 21.  OTHER INCOME, NET
Other (income) expense consisted of the following:

	Year Ended September 30,
	2018	2017	2016
	(In millions)
Royalty income, net	$(2.8)	$(4.8)	$(5.9)
Interest on loans receivable	—	(10.0)	(3.9)
Foreign currency losses	0.9	0.8	0.3
Other	(4.8)	(2.6)	(4.3)
Total	$(6.7)	$(16.6)	$(13.8)

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

THE SCOTTS MIRACLE-GRO COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following tables present financial information for the Company’s reportable segments for the periods indicated:

	Year Ended September 30,
	2018	2017	2016
	(In millions)
Net sales:
U.S. Consumer	$2,109.6	$2,160.5	$2,204.4
Hawthorne	344.9	287.2	121.2
Other	208.9	194.4	180.6
Consolidated	$2,663.4	$2,642.1	$2,506.2
Segment Profit (Loss):
U.S. Consumer	$496.6	$521.5	$493.7
Hawthorne	(6.1)	35.5	11.8
Other	11.2	13.4	10.4
Total Segment Profit	501.7	570.4	515.9
Corporate	(120.8)	(109.6)	(98.9)
Intangible asset amortization	(29.2)	(22.5)	(14.9)
Impairment, restructuring and other	(152.8)	(4.9)	33.8
Equity in income (loss) of unconsolidated affiliates (a)	4.9	(29.0)	19.5
Costs related to refinancing	—	—	(8.8)
Interest expense	(86.4)	(76.1)	(62.9)
Other non-operating expense, net	(1.7)	(13.4)	—
Income from continuing operations before income taxes	$115.7	$314.9	$383.7
Depreciation and amortization:
U.S. Consumer	$46.7	$47.9	$48.1
Hawthorne	27.8	18.4	9.2
Other	5.6	4.8	2.1
Corporate	3.3	2.7	2.9
	$83.4	$73.8	$62.3
Capital expenditures:
U.S. Consumer	$53.2	$53.4	$46.3
Hawthorne	8.7	7.1	1.2
Other	6.3	5.0	6.3
	$68.2	$65.5	$53.8

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

THE SCOTTS MIRACLE-GRO COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	September 30,
	2018	2017
	(In millions)
Total assets:
U.S. Consumer	$1,702.2	$1,650.3
Hawthorne	978.6	648.0
Other	161.3	150.7
Corporate	212.4	298.0
Consolidated	$3,054.5	$2,747.0

The following table presents net sales by product category:

	Year Ended September 30,
	2018	2017	2016
Net sales:
Growing media	35%	34%	38%
Lawn care	29	30	31
Controls	13	13	13
Indoor, urban and hydroponic gardening	13	11	5
Roundup® Marketing Agreement	4	5	5
Other, primarily gardening and landscape	6	7	8
Segment total product sales	100%	100%	100%

The following table presents net sales by geographic area:

	Year Ended September 30,
	2018	2017	2016
	(In millions)
Net sales:
United States	$2,375.5	$2,385.1	$2,314.8
International	287.9	257.0	191.4
	$2,663.4	$2,642.1	$2,506.2

The following table presents long-lived assets (property, plant and equipment and finite-lived intangibles) by geographic area:

	September 30,
	2018	2017
	(In millions)
Long-lived assets:
United States	$789.8	$586.2
International	162.7	194.8
	$952.5	$781.0

THE SCOTTS MIRACLE-GRO COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 23.  QUARTERLY CONSOLIDATED FINANCIAL INFORMATION (UNAUDITED)
The following is a summary of the unaudited quarterly results of operations:

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Full Year
	(In millions, except per share data)
FISCAL 2018
Net sales	$221.5	$1,013.3	$994.6	$433.9	$2,663.4
Gross profit	34.0	409.2	347.6	73.7	864.6
Income (loss) from continuing operations	(20.0)	152.7	125.5	(130.6)	127.6
Income (loss) from discontinued operations, net of tax	(1.2)	(3.7)	(42.7)	(16.3)	(63.9)
Net income (loss)	(21.2)	149.0	82.8	(146.9)	63.7
Net income (loss) attributable to controlling interest	(21.2)	148.9	82.9	(147.0)	63.7
Basic income (loss) per Common Share:
Income (loss) from continuing operations	$(0.35)	$2.70	$2.27	$(2.36)	$2.27
Income (loss) from discontinued operations	(0.02)	(0.06)	(0.77)	(0.29)	(1.14)
Basic net income (loss) per Common Share	$(0.37)	$2.64	$1.50	$(2.65)	$1.13
Common Shares used in basic EPS calculation	57.6	56.5	55.4	55.4	56.2
Diluted income (loss) per Common Share:
Income (loss) from continuing operations	$(0.35)	$2.66	$2.23	$(2.36)	$2.23
Income (loss) from discontinued operations	(0.02)	(0.07)	(0.76)	(0.29)	(1.11)
Diluted net income (loss) per Common Share	$(0.37)	$2.59	$1.47	$(2.65)	$1.12
Common Shares and dilutive potential Common Shares used in diluted EPS calculation	57.6	57.4	56.3	55.4	57.1
FISCAL 2017
Net sales	$207.4	$1,084.6	$973.4	$376.7	$2,642.1
Gross profit	36.8	464.3	383.4	88.1	972.6
Income (loss) from continuing operations	(58.1)	154.1	144.6	(42.3)	198.3
Income (loss) from discontinued operations, net of tax	(6.8)	11.1	7.3	8.9	20.5
Net income (loss)	(64.9)	165.2	151.9	(33.4)	218.8
Net income (loss) attributable to controlling interest	(65.3)	165.1	151.9	(33.4)	218.3
Basic income (loss) per Common Share:
Income (loss) from continuing operations	$(0.97)	$2.58	$2.44	$(0.72)	$3.33
Income (loss) from discontinued operations	(0.12)	0.18	0.13	0.15	0.35
Basic net income (loss) per Common Share	$(1.09)	$2.76	$2.57	$(0.57)	$3.68
Common Shares used in basic EPS calculation	60.1	59.8	59.2	58.4	59.4
Diluted income (loss) per Common Share:
Income (loss) from continuing operations	$(0.97)	$2.55	$2.41	$(0.72)	$3.29
Income (loss) from discontinued operations	(0.12)	0.18	0.12	0.15	0.34
Diluted net income (loss) per Common Share	$(1.09)	$2.73	$2.53	$(0.57)	$3.63
Common Shares and dilutive potential Common Shares used in diluted EPS calculation	60.1	60.6	60.0	58.4	60.2
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
Significant impairment, restructuring and other charges / recoveries reflected in the quarterly financial information during fiscal 2018 are as follows: first quarter recovery of $0.2 million from continuing operations related to adjustments to previously recognized termination benefits associated with Project Focus and a charge of $1.4 million from discontinued operations related to transaction related costs associated with the sale of the International Business; second quarter charge of $10.2 million from continuing operations for a probable loss related to the previously disclosed legal matter In re Scotts EZ Seed Litigation, $0.1 million adjustment to previously recognized termination benefits associated with Project Focus from continuing operations and a $0.2 million charge from discontinued operations related to transaction related costs associated with the sale of the International Business; third quarter charge of $12.9 million from continuing operations associated with Project Catalyst, a non-cash impairment charge of $17.5 million from continuing operations related to the settlement of a portion of certain previously acquired customer relationships due to the acquisition of Sunlight Supply, a $0.1 million charge from discontinued operations related to transaction related costs associated with the sale of the International Business and a $65.0 million pre-tax charge from discontinued operations for a probable loss related to the previously disclosed legal matter In re Morning Song Bird Food Litigation; fourth quarter charge of $16.5 million from continuing operations associated with Project Catalyst, a non-cash charge of $94.6 million from continuing operations related to a goodwill impairment in the Hawthorne segment, a $1.5 million charge from continuing operations for a probable loss related to the previously disclosed legal matter In re Scotts EZ Seed Litigation, a $20.0 million pre-tax charge from discontinued operations for a probable loss related to the previously disclosed legal matter In re Morning Song Bird Food Litigation and a $0.1 million charge from discontinued operations related to transaction related costs associated with the sale of the International Business.
Additionally, during the first quarter of fiscal 2018 the Company recorded a provisional net benefit of $45.9 million in the “Income tax expense (benefit) from continuing operations” line in the Condensed Consolidated Statement of Operations. Due to the consideration of full year financial information and additional analysis of the Act, the Company revised its calculation and recorded measurement period adjustments resulting in a total net benefit of $44.6 million for the year ended September 30, 2018. During the second quarter of fiscal 2018, the Company repatriated cash from a foreign subsidiary resulting in the liquidation of substantially all of the assets of the subsidiary and the write-off of accumulated foreign currency translation loss adjustments of $11.7 million in the “Other non-operating expense, net” line in the Condensed Consolidated Statement of Operations.
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

THE SCOTTS MIRACLE-GRO COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 24.  FINANCIAL INFORMATION FOR SUBSIDIARY GUARANTORS AND NON-GUARANTORS
The 6.000% and 5.250% Senior Notes were issued on October 13, 2015 and December 15, 2016, respectively, and are guaranteed by certain of the Company’s domestic subsidiaries and, therefore, the Company reports condensed consolidating financial information in accordance with SEC Regulation S-X Rule 3-10, Financial Statements of Guarantors and Issuers of Guaranteed Securities Registered or Being Registered. On December 15, 2015, Scotts Miracle-Gro redeemed all of its outstanding $200.0 million aggregate principal amount of 6.625% Senior Notes, which was previously guaranteed by certain of its domestic subsidiaries. The guarantees are “full and unconditional,” as those terms are used in Regulation S-X Rule 3-10, except that a subsidiary’s guarantee will be released in certain customary circumstances, such as (1) upon any sale or other disposition of all or substantially all of the assets of the subsidiary (including by way of merger or consolidation) to any person other than Scotts Miracle-Gro or any “restricted subsidiary” under the indentures governing the 6.000% and 5.250% Senior Notes; (2) if the subsidiary merges with and into Scotts Miracle-Gro, with Scotts Miracle-Gro surviving such merger; (3) if the subsidiary is designated an “unrestricted subsidiary” in accordance with the indentures governing the 6.000% and 5.250% Senior Notes or otherwise ceases to be a “restricted subsidiary” (including by way of liquidation or dissolution) in a transaction permitted by such indenture; (4) upon legal or covenant defeasance; (5) at the election of Scotts Miracle-Gro following the subsidiary’s release as a guarantor under the new credit agreement, except a release by or as a result of the repayment of the new credit agreement; or (6) if the subsidiary ceases to be a “restricted subsidiary” and the subsidiary is not otherwise required to provide a guarantee of the 6.000% and 5.250% Senior Notes pursuant to the indentures governing the 6.000% and 5.250% Senior Notes.
The following 100% directly or indirectly owned subsidiaries fully and unconditionally guarantee at September 30, 2018 the 6.000% and 5.250% Senior Notes on a joint and several basis: Gutwein & Co., Inc.; Hyponex Corporation; Miracle-Gro Lawn Products, Inc.; OMS Investments, Inc.; Rod McLellan Company; Sanford Scientific, Inc.; Scotts Temecula Operations, LLC; Scotts Manufacturing Company; Scotts Products Co.; Scotts Professional Products Co.; Scotts-Sierra Investments LLC; SMG Growing Media, Inc.; Swiss Farms Products, Inc.; SMGM LLC; The Scotts Company LLC; The Hawthorne Gardening Company; Hawthorne Hydroponics LLC; HGCI, Inc.; GenSource, Inc.; SLS Holdings, Inc. and SMG ITO Holdings, Inc. (collectively, the “Guarantors”). Effective in the three-month period ending July 1, 2017, American Agritech, L.L.C. was merged into Hawthorne Hydroponics LLC, and has been classified as a Guarantor for all periods presented. Effective in the three-month period ending July 2, 2016, the SLS Business was contributed to the TruGreen Joint Venture and the Company classified its results of operations for all periods presented to reflect the SLS Business as a discontinued operation and classified the assets and liabilities as held for sale within the financial information of the Guarantors. Subsequent to their contribution to the TruGreen Joint Venture, EG Systems, LLC (formerly known as EG Systems, Inc.) and SLS Franchise Systems LLC are no longer Guarantors of the 6.000% Senior Notes. SLS Holdings, Inc. was added as a Guarantor effective in the three-month period ending July 2, 2016, HGCI, Inc. and GenSource, Inc. were added as Guarantors effective in the three-month period ending January 2, 2016 and SMG ITO Holdings, Inc. was added as a Guarantor effective in the three-month period ending September 30, 2018, and each of which have been classified as Guarantors for all periods presented. SMG ITO Holdings, Inc., SLS Holdings, Inc., HGCI, Inc. and GenSource, Inc. did not have any activity for fiscal 2016.
The following information presents Condensed Consolidating Statements of Operations for each of the three years ended September 30, 2018, 2017 and 2016, Condensed Consolidating Statements of Comprehensive Income (Loss) for each of the three years ended September 30, 2018, 2017 and 2016, Condensed Consolidating Statements of Cash Flows for each of the three years ended September 30, 2018, 2017 and 2016, and Condensed Consolidating Balance Sheets as of September 30, 2018 and 2017. The condensed consolidating financial information presents, in separate columns, financial information for: Scotts Miracle-Gro on a Parent-only basis, carrying its investment in subsidiaries under the equity method; Guarantors on a combined basis, carrying their investments in subsidiaries which do not guarantee the debt (collectively, the “Non-Guarantors”) under the equity method; Non-Guarantors on a combined basis; and eliminating entries. The eliminating entries primarily reflect intercompany transactions, such as interest expense, accounts receivable and payable, short and long-term debt, and the elimination of equity investments, return on investments and income in subsidiaries. Because the Parent is obligated to pay the unpaid principal amount and interest on all amounts borrowed by the Guarantors or Non-Guarantors under the credit facility (and was obligated to pay the unpaid principal amount and interest on all amounts borrowed by the Guarantors and Non-Guarantors under the previous senior secured five-year revolving loan facility), the borrowings and related interest expense for the loans outstanding of the Guarantors and Non-Guarantors are also presented in the accompanying Parent-only financial information, and are then eliminated. Included in the Parent Condensed Consolidating Statement of Cash Flows for fiscal 2018, fiscal 2017 and fiscal 2016 are $1,306.9 million, $918.6 million and $940.9 million, respectively, of dividends paid by the Guarantors and Non-Guarantors to the Parent representing return of investments and as such are classified within cash flows from investing activities. Included in the Parent Condensed Consolidating Statements of Cash Flows for fiscal 2018, fiscal 2017 and fiscal 2016 are $24.4 million, $28.8 million and zero of dividends paid by the Guarantors and Non-Guarantors to the Parent representing return on investments and as such are classified within cash flows from operating activities.

THE SCOTTS MIRACLE-GRO COMPANY
Condensed, Consolidating Statement of Operations
for the fiscal year ended September 30, 2018
(In millions)

	Parent	Subsidiary Guarantors	Non- Guarantors	Eliminations/ Consolidations	Consolidated
Net sales	$—	$2,322.8	$340.6	$—	$2,663.4
Cost of sales	—	1,507.1	271.2	—	1,778.3
Cost of sales—impairment, restructuring and other	—	14.7	5.8	—	20.5
Gross profit	—	801.0	63.6	—	864.6
Operating expenses:
Selling, general and administrative	—	467.6	71.2	1.3	540.1
Impairment, restructuring and other	—	83.1	49.2	—	132.3
Other (income) loss, net	(0.9)	(3.5)	(2.3)	—	(6.7)
Income (loss) from operations	0.9	253.8	(54.5)	(1.3)	198.9
Equity (income) loss in subsidiaries	(121.4)	29.3	—	92.1	—
Equity in (income) loss of unconsolidated affiliates	—	(4.8)	(0.1)	—	(4.9)
Interest expense	75.9	51.7	3.8	(45.0)	86.4
Other non-operating (income) expense, net	(23.9)	(10.1)	(9.3)	45.0	1.7
Income (loss) from continuing operations before income taxes	70.3	187.7	(48.9)	(93.4)	115.7
Income tax expense (benefit) from continuing operations	5.2	(22.2)	5.1	—	(11.9)
Income (loss) from continuing operations	65.1	209.9	(54.0)	(93.4)	127.6
Income (loss) from discontinued operations, net of tax	—	(64.5)	0.6	—	(63.9)
Net income (loss)	$65.1	$145.4	$(53.4)	$(93.4)	$63.7
Net (income) loss attributable to noncontrolling interest	—	—	—	—	—
Net income (loss) attributable to controlling interest	$65.1	$145.4	$(53.4)	$(93.4)	$63.7

THE SCOTTS MIRACLE-GRO COMPANY
Condensed, Consolidating Statement of Comprehensive Income (Loss)
for the fiscal year ended September 30, 2018
(In millions)

	Parent	Subsidiary Guarantors	Non- Guarantors	Eliminations/ Consolidations	Consolidated
Net income (loss)	$65.1	$145.4	$(53.4)	$(93.4)	$63.7
Other comprehensive income (loss), net of tax:
Net foreign currency translation adjustment	9.0	—	9.0	(9.0)	9.0
Net change in derivatives	6.2	3.5	—	(3.5)	6.2
Net change in pension and other post-retirement benefits	8.0	2.8	5.2	(8.0)	8.0
Total other comprehensive income (loss)	23.2	6.3	14.2	(20.5)	23.2
Comprehensive income (loss)	$88.3	$151.7	$(39.2)	$(113.9)	$86.9
Comprehensive (income) loss attributable to noncontrolling interest	—	—	—	—	—
Comprehensive income (loss) attributable to controlling interest	$88.3	$151.7	$(39.2)	$(113.9)	$86.9

THE SCOTTS MIRACLE-GRO COMPANY
Condensed, Consolidating Statement of Cash Flows
for the fiscal year ended September 30, 2018
(In millions)

	Parent	Subsidiary Guarantors	Non- Guarantors	Eliminations/ Consolidations	Consolidated
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES(a)	$6.1	$294.2	$68.4	$(26.2)	$342.5
INVESTING ACTIVITIES(a)
Proceeds from sale of long-lived assets	—	4.7	0.4	—	5.1
Post-closing working capital payment related to sale of International Business	—	(35.3)	—	—	(35.3)
Investments in property, plant and equipment	—	(61.1)	(7.1)	—	(68.2)
Investments in loans receivable	—	(16.6)	(0.5)	—	(17.1)
Proceeds from loans receivable	—	14.3	—	—	14.3
Net distributions from (investments in) unconsolidated affiliates	—	—	(0.1)	—	(0.1)
Investments in acquired businesses, net of cash acquired	—	(455.9)	(37.0)	—	(492.9)
Return of investments from affiliates	1,306.9	—	—	(1,306.9)	—
Investing cash flows from (to) affiliates	(869.9)	(90.8)	(81.5)	1,042.2	—
Other investing, net	—	12.7	0.8	—	13.5
Net cash provided by (used in) investing activities	437.0	(628.0)	(125.0)	(264.7)	(580.7)
FINANCING ACTIVITIES
Borrowings under revolving and bank lines of credit and term loans	—	2,658.4	328.6	—	2,987.0
Repayments under revolving and bank lines of credit and term loans	—	(2,005.5)	(307.4)	—	(2,312.9)
Financing and issuance fees	(5.9)	(0.2)	—	—	(6.1)
Dividends paid	(120.0)	(1,306.9)	(26.2)	1,333.1	(120.0)
Purchase of Common Shares	(327.7)	—	—	—	(327.7)
Payments on seller notes	—	(0.2)	(8.7)	—	(8.9)
Cash received from exercise of stock options	10.5	—	—	—	10.5
Acquisition of noncontrolling interests	—	—	(70.7)	—	(70.7)
Financing cash flows from (to) affiliates	—	951.4	90.8	(1,042.2)	—
Net cash provided by (used in) financing activities	(443.1)	297.0	6.4	290.9	151.2
Effect of exchange rate changes on cash	—	—	0.4	—	0.4
Net increase (decrease) in cash and cash equivalents	—	(36.8)	(49.8)	—	(86.6)
Cash and cash equivalents at beginning of year	—	39.8	80.7	—	120.5
Cash and cash equivalents at end of year	$—	$3.0	$30.9	$—	$33.9

(a)
Cash received by the Parent from the Guarantors and Non-Guarantors in the form of dividends in the amount of $1,306.9 million represent return of investments and are included in cash flows from investing activities. Cash received by the Parent from the Guarantors and Non-Guarantors in the form of dividends in the amount of $24.4 million represent return on investments and are included in cash flows from operating activities. Cash received by the Guarantors from the Non-Guarantors in the form of dividends in the amount of $1.8 million represent return on investments and are included in cash flows from operating activities.

THE SCOTTS MIRACLE-GRO COMPANY
Condensed, Consolidating Balance Sheet
As of September 30, 2018
(In millions)

	Parent	Subsidiary Guarantors	Non- Guarantors	Eliminations/ Consolidations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$—	$3.0	$30.9	$—	$33.9
Accounts receivable, net	—	172.5	53.5	—	226.0
Accounts receivable pledged	—	84.5	—	—	84.5
Inventories	—	394.5	86.9	—	481.4
Prepaid and other current assets	2.2	44.6	13.1	—	59.9
Total current assets	2.2	699.1	184.4	—	885.7
Investment in unconsolidated affiliates	—	35.2	0.9	—	36.1
Property, plant and equipment, net	—	464.7	66.1	—	530.8
Goodwill	—	420.6	110.8	11.6	543.0
Intangible assets, net	—	752.3	97.5	7.5	857.3
Other assets	11.4	164.8	25.4	—	201.6
Equity investment in subsidiaries	860.0	—	—	(860.0)	—
Intercompany assets	1,422.8	—	6.5	(1,429.3)	—
Total assets	$2,296.4	$2,536.7	$491.6	$(2,270.2)	$3,054.5
LIABILITIES AND EQUITY
Current liabilities:
Current portion of debt	$40.0	$118.4	$14.2	$(40.0)	$132.6
Accounts payable	—	119.0	31.5	—	150.5
Other current liabilities	17.8	278.3	33.5	—	329.6
Total current liabilities	57.8	515.7	79.2	(40.0)	612.7
Long-term debt	1,883.0	1,140.9	102.1	(1,242.2)	1,883.8
Distributions in excess of investment in unconsolidated affiliate	—	21.9	—	—	21.9
Other liabilities	1.0	143.6	26.9	5.0	176.5
Equity investment in subsidiaries	—	1.5	—	(1.5)	—
Intercompany liabilities	—	125.0	—	(125.0)	—
Total liabilities	1,941.8	1,948.6	208.2	(1,403.7)	2,694.9
Total equity—controlling interest	354.6	588.1	283.4	(871.5)	354.6
Noncontrolling interest	—	—	—	5.0	5.0
Total equity	354.6	588.1	283.4	(866.5)	359.6
Total liabilities and equity	$2,296.4	$2,536.7	$491.6	$(2,270.2)	$3,054.5

THE SCOTTS MIRACLE-GRO COMPANY
Condensed, Consolidating Statement of Operations
for the fiscal year ended September 30, 2017
(In millions)

	Parent	Subsidiary Guarantors	Non- Guarantors	Eliminations/ Consolidations	Consolidated
Net sales	$—	$2,308.4	$333.7	$—	$2,642.1
Cost of sales	—	1,415.8	253.7	—	1,669.5
Gross profit	—	892.6	80.0	—	972.6
Operating expenses:
Selling, general and administrative	—	480.4	69.1	1.4	550.9
Impairment, restructuring and other	—	4.5	0.4	—	4.9
Other (income) loss, net	(0.8)	(14.2)	(1.6)	—	(16.6)
Income (loss) from operations	0.8	421.9	12.1	(1.4)	433.4
Equity (income) loss in subsidiaries	(250.4)	(15.9)	—	266.3	—
Other non-operating (income) loss	(20.7)	—	(21.4)	42.1	—
Equity in (income) loss of unconsolidated affiliates	—	28.9	0.1	—	29.0
Interest expense	70.1	43.8	4.3	(42.1)	76.1
Other non-operating expense, net	—	—	13.4	—	13.4
Income (loss) from continuing operations before income taxes	201.8	365.1	15.7	(267.7)	314.9
Income tax expense (benefit) from continuing operations	(18.0)	128.8	5.8	—	116.6
Income (loss) from continuing operations	219.8	236.3	9.9	(267.7)	198.3
Income (loss) from discontinued operations, net of tax	—	(0.7)	21.2	—	20.5
Net income (loss)	$219.8	$235.6	$31.1	$(267.7)	$218.8
Net (income) loss attributable to noncontrolling interest	—	—	—	(0.5)	(0.5)
Net income (loss) attributable to controlling interest	$219.8	$235.6	$31.1	$(268.2)	$218.3

THE SCOTTS MIRACLE-GRO COMPANY
Condensed, Consolidating Statement of Comprehensive Income (Loss)
for the fiscal year ended September 30, 2017
(In millions)

	Parent	Subsidiary Guarantors	Non- Guarantors	Eliminations/ Consolidations	Consolidated
Net income (loss)	$219.8	$235.6	$31.1	$(267.7)	$218.8
Other comprehensive income (loss), net of tax:
Net foreign currency translation adjustment	28.2	—	28.2	(28.2)	28.2
Net change in derivatives	6.7	2.8	—	(2.8)	6.7
Net change in pension and other post-retirement benefits	13.2	3.7	9.5	(13.2)	13.2
Total other comprehensive income (loss)	48.1	6.5	37.7	(44.2)	48.1
Comprehensive income (loss)	$267.9	$242.1	$68.8	$(311.9)	$266.9
Comprehensive (income) loss attributable to noncontrolling interest	—	—	—	(0.9)	(0.9)
Comprehensive income attributable to controlling interest	$267.9	$242.1	$68.8	$(312.8)	$266.0

THE SCOTTS MIRACLE-GRO COMPANY
Condensed, Consolidating Statement of Cash Flows
for the fiscal year ended September 30, 2017
(In millions)

	Parent	Subsidiary Guarantors	Non- Guarantors	Eliminations/ Consolidations	Consolidated
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES(a)	$(48.3)	$471.4	$(16.1)	$(43.8)	$363.2
INVESTING ACTIVITIES(a)
Proceeds from sale of long-lived assets	—	5.6	0.1	—	5.7
Proceeds from sale of business, net of cash disposed of	—	178.6	1.7	—	180.3
Investments in property, plant and equipment	—	(59.5)	(10.1)	—	(69.6)
Investments in loans receivable	—	(29.7)	—	—	(29.7)
Net distributions from (investments in) unconsolidated affiliates	—	57.7	(0.3)	—	57.4
Investments in acquired businesses, net of cash acquired	—	(112.5)	(9.2)	—	(121.7)
Return of investments from affiliates	918.6	32.4	—	(951.0)	—
Investing cash flows from (to) affiliates	(759.9)	(208.6)	—	968.5	—
Net cash provided by (used in) investing activities	158.7	(136.0)	(17.8)	17.5	22.4
FINANCING ACTIVITIES
Borrowings under revolving and bank lines of credit and term loans	—	1,196.1	253.2	—	1,449.3
Repayments under revolving and bank lines of credit and term loans	—	(1,319.6)	(298.7)	—	(1,618.3)
Proceeds from issuance of 5.250% Senior Notes	250.0	—	—	—	250.0
Financing and issuance fees	(3.8)	(0.6)	—	—	(4.4)
Dividends paid	(120.3)	(918.6)	(43.8)	962.4	(120.3)
Distribution paid by AeroGrow to noncontrolling interest	—	—	(40.5)	32.4	(8.1)
Purchase of Common Shares	(255.2)	—	—	—	(255.2)
Payments on seller notes	—	(15.5)	(13.2)	—	(28.7)
Excess tax benefits from share-based payment arrangements	7.9	—	—	—	7.9
Cash received from exercise of stock options	11.0	—	—	—	11.0
Financing cash flows from (to) affiliates	—	759.9	208.6	(968.5)	—
Net cash provided by (used in) financing activities	(110.4)	(298.3)	65.6	26.3	(316.8)
Effect of exchange rate changes on cash	—	—	1.6	—	1.6
Net increase (decrease) in cash and cash equivalents	—	37.1	33.3	—	70.4
Cash and cash equivalents at beginning of year excluding cash classified within assets held for sale	—	2.7	25.9	—	28.6
Cash and cash equivalents at beginning of year classified within assets held for sale	—	—	21.5	—	21.5
Cash and cash equivalents at beginning of year	—	2.7	47.4	—	50.1
Cash and cash equivalents at end of year	$—	$39.8	$80.7	$—	$120.5

(a)
Cash received by the Parent from the Guarantors and the Non-Guarantors in the form of distributions in the amount of $918.6 million represent return of investments and are included in cash flows from investing activities. Cash received by the Parent from the Guarantors and Non-Guarantors in the form of dividends in the amount of $28.8 million represent return on investments and are included in cash flows from operating activities. Cash received by the Guarantors from the Non-Guarantors in the form of distributions in the amount of $32.4 million represent return of investments and are included in cash flows from investing activities. Cash received by the Guarantors from the Non-Guarantors in the form of dividends in the amount of $15.0 million represent return on investments and are included in cash flows from operating activities.

THE SCOTTS MIRACLE-GRO COMPANY
Condensed, Consolidating Balance Sheet
As of September 30, 2017
(In millions)

	Parent	Subsidiary Guarantors	Non- Guarantors	Eliminations/ Consolidations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$—	$39.8	$80.7	$—	$120.5
Accounts receivable, net	—	137.6	60.1	—	197.7
Accounts receivable, pledged	—	88.9	—	—	88.9
Inventories	—	314.0	93.5	—	407.5
Prepaid and other current assets	1.3	43.6	22.2	—	67.1
Total current assets	1.3	623.9	256.5	—	881.7
Investment in unconsolidated affiliates	—	30.4	0.7	—	31.1
Property, plant and equipment, net	—	406.4	61.3	—	467.7
Goodwill	—	320.7	109.3	11.6	441.6
Intangible assets, net	—	606.3	133.8	8.8	748.9
Other assets	8.1	158.3	9.6	—	176.0
Equity investment in subsidiaries	1,112.8	—	—	(1,112.8)	—
Intercompany assets	759.7	—	—	(759.7)	—
Total assets	$1,881.9	$2,146.0	$571.2	$(1,852.1)	$2,747.0
LIABILITIES AND EQUITY
Current liabilities:
Current portion of debt	$15.0	$97.8	$45.3	$(15.0)	$143.1
Accounts payable	—	124.9	28.2	—	153.1
Other current liabilities	17.1	191.5	39.7	—	248.3
Total current liabilities	32.1	414.2	113.2	(15.0)	544.5
Long-term debt	1,200.7	508.6	108.0	(559.3)	1,258.0
Distribution in excess of investment in unconsolidated affiliate	—	21.9	—	—	21.9
Other liabilities	0.3	197.4	58.2	5.0	260.9
Equity investment in subsidiaries	—	91.7	—	(91.7)	—
Intercompany liabilities	—	38.3	131.6	(169.9)	—
Total liabilities	1,233.1	1,272.1	411.0	(830.9)	2,085.3
Total equity—controlling interest	648.8	873.9	160.2	(1,034.1)	648.8
Noncontrolling interest	—	—	—	12.9	12.9
Total equity	648.8	873.9	160.2	(1,021.2)	661.7
Total liabilities and equity	$1,881.9	$2,146.0	$571.2	$(1,852.1)	$2,747.0

THE SCOTTS MIRACLE-GRO COMPANY
Condensed, Consolidating Statement of Operations
for the fiscal year ended September 30, 2016
(In millions)

	Parent	Subsidiary Guarantors	Non- Guarantors	Eliminations/ Consolidations	Consolidated
Net sales	$—	$2,285.6	$220.6	$—	$2,506.2
Cost of sales	—	1,434.7	165.3	—	1,600.0
Cost of sales—impairment, restructuring and other	—	5.9	—	—	5.9
Gross profit	—	845.0	55.3	—	900.3
Operating expenses:
Selling, general and administrative	—	461.8	54.7	1.5	518.0
Impairment, restructuring and other	—	(49.8)	(1.7)	—	(51.5)
Other (income) loss, net	(0.5)	(12.8)	(0.5)	—	(13.8)
Income (loss) from operations	0.5	445.8	2.8	(1.5)	447.6
Equity (income) loss in subsidiaries	(348.2)	(8.4)	—	356.6	—
Other non-operating (income) loss	(22.0)	—	(22.4)	44.4	—
Equity in (income) loss of unconsolidated affiliates	—	(7.9)	0.1	—	(7.8)
Costs related to refinancing	8.8	—	—	—	8.8
Interest expense	62.1	43.6	1.6	(44.4)	62.9
Income (loss) from continuing operations before income taxes	299.8	418.5	23.5	(358.1)	383.7
Income tax expense (benefit) from continuing operations	(17.2)	146.1	8.7	—	137.6
Income (loss) from continuing operations	317.0	272.4	14.8	(358.1)	246.1
Income (loss) from discontinued operations, net of tax	—	66.3	2.4	—	68.7
Net income (loss)	$317.0	$338.7	$17.2	$(358.1)	$314.8
Net (income) loss attributable to noncontrolling interest	—	—	—	0.5	0.5
Net income (loss) attributable to controlling interest	$317.0	$338.7	$17.2	$(357.6)	$315.3

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

THE SCOTTS MIRACLE-GRO COMPANY
Condensed, Consolidating Statement of Cash Flows
for the fiscal year ended September 30, 2016
(In millions)

	Parent	Subsidiary Guarantors	Non- Guarantors	Eliminations/ Consolidations	Consolidated
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES(a)	$18.0	$219.4	$10.2	$(3.6)	$244.0
INVESTING ACTIVITIES(a)
Proceeds from sale of long-lived assets	—	2.4	—	—	2.4
Investments in property, plant and equipment	—	(49.0)	(9.3)	—	(58.3)
Investments in loans receivable	—	(90.0)	—	—	(90.0)
Cash contributed to TruGreen Joint Venture	—	(24.2)	—	—	(24.2)
Net distributions from (investments in) unconsolidated affiliate	—	194.1	—	—	194.1
Investments in acquired businesses, net of cash acquired	—	—	(158.4)	—	(158.4)
Return of investments from affiliates	940.9	—	—	(940.9)	—
Investing cash flows from (to) affiliates	(914.2)	(29.1)	—	943.3	—
Net cash provided by (used in) investing activities	26.7	4.2	(167.7)	2.4	(134.4)
FINANCING ACTIVITIES
Borrowings under revolving and bank lines of credit and term loans	—	1,819.5	249.6	—	2,069.1
Repayments under revolving and bank lines of credit and term loans	—	(1,937.7)	(212.7)	—	(2,150.4)
Proceeds from issuance of 6.000% Senior Notes	400.0	—	—	—	400.0
Repayment of 6.625% Senior Notes	(200.0)	—	—	—	(200.0)
Financing and issuance fees	(11.2)	—	—	—	(11.2)
Dividends paid	(116.6)	(916.0)	(26.5)	942.5	(116.6)
Purchase of Common Shares	(137.4)	—	—	—	(137.4)
Payments on seller notes	—	(2.3)	(0.5)	—	(2.8)
Excess tax benefits from share-based payment arrangements	5.8	—	—	—	5.8
Cash received from exercise of stock options	14.7	—	—	—	14.7
Financing cash flows from (to) affiliates	—	808.2	133.1	(941.3)	—
Net cash provided by (used in) financing activities	(44.7)	(228.3)	143.0	1.2	(128.8)
Effect of exchange rate changes on cash	—	—	(2.1)	—	(2.1)
Net increase (decrease) in cash and cash equivalents	—	(4.7)	(16.6)	—	(21.3)
Cash and cash equivalents at beginning of year excluding cash classified within assets held for sale	—	7.4	43.4	—	50.8
Cash and cash equivalents at beginning of year classified within assets held for sale	—	—	20.6	—	20.6
Cash and cash equivalents at beginning of year	—	7.4	64.0	—	71.4
Cash and cash equivalents at end of year	$—	$2.7	$47.4	$—	$50.1

(a)
Cash received by the Parent from the Guarantors and the Non-Guarantors in the form of distributions in the amount of $940.9 million represent return of investments and are included in cash flows from investing activities. Cash received by the Guarantors from the Non-Guarantors in the form of dividends in the amount of $1.5 million represent return on investments and are included in the cash flows from operating activities.

Schedule II—Valuation and Qualifying Accounts
for the fiscal year ended September 30, 2018

Column A	Column B	Column C	Column D	Column E	Column F
Classification	Balance at Beginning of Period	Reserves Acquired	Additions Charged to Expense	Deductions Credited and Write-Offs	Balance at End of Period
	(In millions)
Valuation and qualifying accounts deducted from the assets to which they apply:
Allowance for doubtful accounts	$3.1	$—	$0.8	$(0.3)	$3.6
Income tax valuation allowance	29.7	—	12.3	(8.4)	33.6

Schedule II—Valuation and Qualifying Accounts
for the fiscal year ended September 30, 2017

Column A	Column B	Column C	Column D	Column E	Column F
Classification	Balance at Beginning of Period	Reserves Acquired	Additions Charged to Expense	Deductions Credited and Write-Offs	Balance at End of Period
	(In millions)
Valuation and qualifying accounts deducted from the assets to which they apply:
Allowance for doubtful accounts	$4.8	$—	$1.0	$(2.7)	$3.1
Income tax valuation allowance	4.1	—	25.6	—	29.7

Schedule II—Valuation and Qualifying Accounts
for the fiscal year ended September 30, 2016

Column A	Column B	Column C	Column D	Column E	Column F
Classification	Balance at Beginning of Period	Reserves Acquired	Additions Charged to Expense	Deductions Credited and Write-Offs	Balance at End of Period
	(In millions)
Valuation and qualifying accounts deducted from the assets to which they apply:
Allowance for doubtful accounts	$5.1	$—	$0.1	$(0.4)	$4.8
Income tax valuation allowance	4.3	—	0.3	(0.5)	4.1

The Scotts Miracle-Gro Company
Index to Exhibits

Exhibit No.	Description	Location
3.1(a)	Initial Articles of Incorporation of The Scotts Miracle-Gro Company as filed with the Ohio Secretary of State on November 22, 2004	Incorporated herein by reference to the Current Report on Form 8-K of The Scotts Miracle-Gro Company (the “Registrant”) filed March 24, 2005 [Exhibit 3.1]

3.1(b)	Certificate of Amendment by Shareholders to Articles of Incorporation of The Scotts Miracle-Gro Company as filed with the Ohio Secretary of State on March 18, 2005	Incorporated herein by reference to the Registrant’s Current Report on Form 8-K filed March 24, 2005 [Exhibit 3.2]

3.2	Code of Regulations of The Scotts Miracle-Gro Company	Incorporated herein by reference to the Registrant’s Current Report on Form 8-K filed March 24, 2005 [Exhibit 3.3]

4.1(a)	Indenture, dated as of October 13, 2015, by and among The Scotts Miracle-Gro Company, the Guarantors (as defined therein) and U.S. Bank National Association, as trustee	Incorporated herein by reference to the Registrant’s Current Report on Form 8-K filed October 14, 2015 [Exhibit 4.1]

4.1(b)	First Supplemental Indenture, dated May 26, 2016, by and among The Scotts Miracle-Gro Company, the Guarantors (as defined therein) and U.S. Bank National Association, as trustee	Incorporated herein by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended July 2, 2016 filed August 10, 2016 [Exhibit 4]

4.1(c)	Second Supplemental Indenture, dated July 17, 2018, by and among The Scotts Miracle-Gro Company, the Guarantors (as defined therein) and U.S. Bank National Association, as trustee	Incorporated herein by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2018 filed August 8, 2018 [Exhibit 10.5]

4.1(d)	Form of 6.000% Senior Notes due 2023	Incorporated herein by reference to the Registrant’s Current Report on Form 8-K filed October 14, 2015 [Exhibit 4.2]

4.2(a)	Indenture, dated as of December 15, 2016, by and among The Scotts Miracle-Gro Company, the Guarantors (as defined therein) and U.S. Bank National Association, as trustee	Incorporated herein by reference to the Registrant’s Current Report on Form 8-K filed December 16, 2016 [Exhibit 4.1]

4.2(b)	First Supplemental Indenture, dated July 17, 2018, by and among The Scotts Miracle-Gro Company, the Guarantors (as defined therein) and U.S. Bank National Association, as trustee	Incorporated herein by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2018 filed August 8, 2018 [Exhibit 10.4]

4.2(c)	Form of 5.250% Senior Notes due 2026	Incorporated herein by reference to the Registrant’s Current Report on Form 8-K filed December 16, 2016 [Exhibit 4.2]

4.3	Agreement to furnish copies of instruments and agreements defining rights of holders of long-term debt	*

10.1(a)
Fifth Amended and Restated Credit Agreement, dated as of July 5, 2018, by and among The Scotts Miracle-Gro Company, as a Borrower; the Subsidiary Borrowers (as defined therein); JPMorgan Chase Bank, N.A., as Administrative Agent; Wells Fargo Bank, National Association, and Mizuho Bank, Ltd. as Co-Syndication Agents; CoBank, ACB, Bank of America, N.A., Fifth Third Bank, Coöperatieve Rabobank U.A., New York Branch, Sumitomo Mitsui Banking Corporation and TD Bank N.A., as Co-Documentation Agents; and the several other banks and other financial institutions from time to time parties thereto
Incorporated herein by reference to the Registrant’s Current Report on Form 8-K filed July 11, 2018 [Exhibit 10.1]

10.1(b)
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

10.2(a)†
The Scotts Miracle-Gro Company Long-Term Incentive Plan (reflects amendment and restatement of plan formerly known as The Scotts Miracle-Gro Company 2006 Long-Term Incentive Plan) [January 17, 2013 through January 26, 2017 version]
Incorporated herein by reference to the Registrant’s Current Report on Form 8-K filed January 24, 2013 [Exhibit 10.1]

10.2(b)†
Specimen form of Deferred Stock Unit Award Agreement for Nonemployee Directors (with Related Dividend Equivalents) used to evidence grants made under The Scotts Miracle-Gro Company Long-Term Incentive Plan [January 17, 2013 through January 26, 2017 version]
Incorporated herein by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended March 28, 2015 filed May 7, 2015 [Exhibit 10.3]

10.2(c)†
Specimen form of Deferred Stock Unit Award Agreement for Nonemployee Directors Retainer Deferrals (with Related Dividend Equivalents) used to evidence grants made under The Scotts Miracle-Gro Company Long-Term Incentive Plan [January 17, 2013 through January 26, 2017 version]
Incorporated herein by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended March 28, 2015 filed May 7, 2015 [Exhibit 10.4]

10.2(d)†
Specimen form of Restricted Stock Unit Award Agreement for Employees (with Related Dividend Equivalents) used to evidence grants made under The Scotts Miracle-Gro Company Long-Term Incentive Plan [January 17, 2013 through January 26, 2017 version]
Incorporated herein by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended March 28, 2015 filed May 7, 2015 [Exhibit 10.8]

10.2(e)†
Specimen form of Performance Unit Award Agreement for Employees (with Related Dividend Equivalents) used to evidence grants made under The Scotts Miracle-Gro Company Long-Term Incentive Plan [January 17, 2013 through January 26, 2017 version]
Incorporated herein by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended March 28, 2015 filed May 7, 2015 [Exhibit 10.6]

10.2(f)(i)†
Specimen form of Nonqualified Stock Option Award Agreement for Employees used to evidence grants of Nonqualified Stock Options made under The Scotts Miracle-Gro Company Amended and Restated 2006 Long-Term Incentive Plan (now known as The Scotts Miracle-Gro Company Long-Term Incentive Plan) [January 20, 2010 through January 19, 2012 version]
Incorporated herein by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended January 2, 2010 filed February 11, 2010 [Exhibit 10.4]

10.2(f)(ii)†
Specimen form of Nonqualified Stock Option Award Agreement for Employees used to evidence grants of Nonqualified Stock Options made under The Scotts Miracle-Gro Company Amended and Restated 2006 Long-Term Incentive Plan (now known as The Scotts Miracle-Gro Company Long-Term Incentive Plan) [January 20, 2012 through January 16, 2013 version]
Incorporated herein by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended December 31, 2011 filed February 8, 2012 [Exhibit 10.3]

10.2(f)(iii)†
Specimen form of Nonqualified Stock Option Award Agreement for Employees used to evidence grants made under The Scotts Miracle-Gro Company Long-Term Incentive Plan [January 17, 2013 through January 26, 2017 version]
Incorporated herein by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended March 28, 2015 filed May 7, 2015 [Exhibit 10.7]

10.3(a)†	The Scotts Miracle-Gro Company Long-Term Incentive Plan (effective as of January 27, 2017)	Incorporated herein by reference to the Registrant’s Current Report on Form 8-K filed January 30, 2017 [Exhibit 10.1]

10.3(b)†	Form of Project Focus Performance Unit Award Agreement which may be made under The Scotts Miracle-Gro Company Long-Term Incentive Plan	Incorporated herein by reference to the Registrant’s Current Report on Form 8-K filed January 30, 2017 [Exhibit 10.2]

10.3(c)†	Form of Standard Performance Unit Award Agreement which may be made under The Scotts Miracle-Gro Company Long-Term Incentive Plan	Incorporated herein by reference to the Registrant’s Current Report on Form 8-K filed January 30, 2017 [Exhibit 10.3]

10.3(d)†	Form of Standard Restricted Stock Unit Award Agreement which may be made under The Scotts Miracle-Gro Company Long-Term Incentive Plan	Incorporated herein by reference to the Registrant’s Current Report on Form 8-K filed January 30, 2017 [Exhibit 10.4]

10.3(e)†	Form of Standard Non-Qualified Stock Option Award Agreement which may be made under The Scotts Miracle-Gro Company Long-Term Incentive Plan	Incorporated herein by reference to the Registrant’s Current Report on Form 8-K filed January 30, 2017 [Exhibit 10.5]

10.3(f)†
Specimen form of Deferred Stock Unit Award Agreement for Nonemployee Directors (with Related Dividend Equivalents) used to evidence grants which may be made under The Scotts Miracle-Gro Company Long-Term Incentive Plan
*

10.3(g)†
Specimen form of Deferred Stock Unit Award Agreement for Nonemployee Directors Retainer Deferrals (with Related Dividend Equivalents) used to evidence grants which may be made under The Scotts Miracle-Gro Company Long-Term Incentive Plan
*

10.3(h)(i)†
Specimen form of Restricted Stock Unit Award Agreement for Third Party Service-Providers (with Related Dividend Equivalents) which may be used to evidence grants made under The Scotts Miracle-Gro Company Long-Term Incentive Plan
*

10.3(h)(ii)†
Form of Standard Restricted Stock Unit Award Agreement for Nonemployee Directors (with Related Dividend Equivalents) used to evidence grants which may be made under The Scotts Miracle-Gro Company Long-Term Incentive Plan
*

10.4(a)†	The Scotts Company LLC Amended and Restated Executive Incentive Plan (effective as of January 30, 2014)	Incorporated herein by reference to the Registrant’s Current Report on Form 8-K filed February 5, 2014 [Exhibit 10.1]

10.4(b)†
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

10.6(a)†
Employee Confidentiality, Noncompetition, Nonsolicitation Agreement, dated as of December 12, 2013, by and between The Scotts Company LLC, all companies controlled by, controlling or under common control with The Scotts Company LLC, and James Hagedorn
Incorporated herein by reference to the Registrant’s Current Report on Form 8-K filed December 17, 2013 [Exhibit 10.2]

10.6(b)†	Executive Severance Agreement, dated as of December 11, 2013, by and between The Scotts Company LLC and James Hagedorn	Incorporated herein by reference to the Registrant’s Current Report on Form 8-K filed December 17, 2013 [Exhibit 10.1]

10.7†	Summary of Compensation for Nonemployee Directors of The Scotts Miracle-Gro Company (effective as of January 27, 2017)	*

10.8(a)†	Consulting Agreement, dated January 31, 2017, between The Scotts Company LLC and Hanft Projects LLC [expired January 31, 2018]	Incorporated herein by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended April 1, 2017 filed May 10, 2017 [Exhibit 10.6]

10.8(b)†	Consulting Agreement, dated January 31, 2018, between The Scotts Company LLC and Hanft Projects LLC	Incorporated herein by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended December 30, 2017 filed February 8, 2018 [Exhibit 10.1]

10.9(a)†	The Scotts Company LLC Executive Severance Plan, adopted on April 25, 2017	Incorporated herein by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended April 1, 2017 filed May 10, 2017 [Exhibit 10.9]

10.9(b)†	Form of Tier 1 Participation Agreement under The Scotts Company LLC Executive Severance Plan	Incorporated herein by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended April 1, 2017 filed May 10, 2017 [Exhibit 10.10]

10.10	Commercialization and Technology Agreement, dated as of May 15, 2015, between Monsanto Company and The Scotts Company LLC	Incorporated herein by reference to the Registrant’s Current Report on Form 8-K/A filed May 20, 2015 [Exhibit 10.4]

10.11(a)	Second Amended and Restated Exclusive Agency and Marketing Agreement, dated as of August 31, 2017, by and between Monsanto Company and The Scotts Company LLC	Incorporated herein by reference to the Registrant’s Annual Report on Form 10-K for the fiscal year ended September 30, 2017 filed November 28, 2017 [Exhibit 10.14(a)]

10.11(b)	Amended and Restated Lawn and Garden Brand Extension Agreement - Americas, dated as of August 31, 2017, between Monsanto Company and The Scotts Company LLC	Incorporated herein by reference to the Registrant’s Annual Report on Form 10-K for the fiscal year ended September 30, 2017 filed November 28, 2017 [Exhibit 10.14(b)]

10.12(a)(i)
Master Repurchase Agreement, and Annex I thereto, with Coöperatieve Rabobank, U.A. (New York Branch), as agent and purchaser, and Sumitomo Mitsui Banking Corporation (New York Branch), as purchaser, dated as of April 7, 2017
Incorporated herein by reference to the Registrant’s Current Report on Form 8-K filed April 13, 2017 [Exhibit 10.1]

10.12(a)(ii)
Amendment No. 1 to Master Repurchase Agreement with Coöperatieve Rabobank, U.A. (New York Branch), as agent and purchaser, and Sumitomo Mitsui Banking Corporation (New York Branch), as purchaser, dated as of August 24, 2018
Incorporated herein by reference to the Registrant’s Current Report on Form 8-K filed August 24, 2018 [Exhibit 10.1]

10.13(a)(i)
Master Framework Agreement with Coöperatieve Rabobank, U.A. (New York Branch), as agent and purchaser, and Sumitomo Mitsui Banking Corporation (New York Branch), as purchaser, dated as of April 7, 2017
Incorporated herein by reference to the Registrant’s Current Report on Form 8-K filed April 13, 2017 [Exhibit 10.2]

10.13(a)(ii)
Amendment No. 1 to Master Framework Agreement with Coöperatieve Rabobank, U.A. (New York Branch), as agent and purchaser, and Sumitomo Mitsui Banking Corporation (New York Branch), as purchaser, dated as of August 25, 2017
Incorporated herein by reference to the Registrant’s Current Report on Form 8-K filed August 31, 2017 [Exhibit 10.1]

10.13(a)(iii)
Amendment No. 2 to Master Framework Agreement with Coöperatieve Rabobank, U.A. (New York Branch), as agent and purchaser, and Sumitomo Mitsui Banking Corporation (New York Branch), as purchaser, dated as of August 24, 2018
Incorporated herein by reference to the Registrant’s Current Report on Form 8-K filed August 24, 2018 [Exhibit 10.2]

10.14	Form of Aircraft Time Sharing Agreement for Executive Officers	Incorporated herein by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended April 2, 2016 filed May 11, 2016 [Exhibit 10.4]

10.15	Binding and Irrevocable Conditional Offer, dated April 29, 2017, from Garden Care Bidco Limited to Scotts-Sierra Investments LLC	Incorporated herein by reference to the Registrant’s Annual Report on Form 10-K for the fiscal year ended September 30, 2017 filed November 28, 2017 [Exhibit 10.20]

10.16
Purchase Agreement, dated April 12, 2018, among Sunlight Supply, Inc., Sunlight Garden Supply, Inc., Sunlight Garden Supply, ULC, IP Holdings, LLC, Craig R. Hargreaves, Kim E. Hargreaves, Hawthorne Hydroponics LLC and The Scotts Miracle-Gro Company
Incorporated herein by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2018 filed August 8, 2018 [Exhibit 10.1]

10.17†	Retention Agreement, dated August 22, 2018, by and between The Scotts Company LLC and Denise S. Stump	Incorporated herein by reference to the Registrant’s Current Report on Form 8-K filed August 24, 2018 [Exhibit 10.3]

18	Preferability Letter provided by Deloitte & Touche LLP, the Registrant’s independent registered public accounting firm, to change in accounting principle	*

21	Subsidiaries of The Scotts Miracle-Gro Company	*

23	Consent of Independent Registered Public Accounting Firm — Deloitte & Touche LLP	*

24	Powers of Attorney of Executive Officers and Directors of The Scotts Miracle-Gro Company	*

31.1	Rule 13a-14(a)/15d-14(a) Certifications (Principal Executive Officer)	*

31.2	Rule 13a-14(a)/15d-14(a) Certifications (Principal Financial Officer)	*

32	Section 1350 Certifications (Principal Executive Officer and Principal Financial Officer)	*

101.INS	XBRL Instance Document	*

101.SCH	XBRL Taxonomy Extension Schema	*

101.CAL	XBRL Taxonomy Extension Calculation Linkbase	*

101.DEF	XBRL Taxonomy Extension Definition Linkbase	*

101.LAB	XBRL Taxonomy Extension Label Linkbase	*

101.PRE	XBRL Taxonomy Extension Presentation Linkbase	*

*	Filed or furnished herewith.
†	Management contract, compensatory plan or arrangement.