Form 10-Q
period 2018-12-29
SCOTTS MIRACLE-GRO CO
filed 2019-02-06
CIK 825542

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_________________________________________
FORM 10-Q
_________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 29, 2018
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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer		Smaller reporting company	☐
Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐     No  ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding at February 1, 2019
Common Shares, $0.01 stated value, no par value	55,350,699 Common Shares

PART I—FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

THE SCOTTS MIRACLE-GRO COMPANY
Condensed Consolidated Statements of Operations
(In millions, except per share data)
(Unaudited)

	THREE MONTHS ENDED
	DECEMBER 29, 2018	DECEMBER 30, 2017
Net sales	$298.1	$221.5
Cost of sales	261.1	187.5
Cost of sales—impairment, restructuring and other	2.5	—
Gross profit	34.5	34.0
Operating expenses:
Selling, general and administrative	116.3	108.2
Impairment, restructuring and other	3.5	(0.2)
Other income, net	(0.4)	(2.1)
Loss from operations	(84.9)	(71.9)
Equity in income of unconsolidated affiliates	(1.3)	(0.6)
Interest expense	25.2	17.8
Other non-operating income, net	(2.9)	(2.5)
Loss from continuing operations before income taxes	(105.9)	(86.6)
Income tax benefit from continuing operations	(23.3)	(66.6)
Loss from continuing operations	(82.6)	(20.0)
Income (loss) from discontinued operations, net of tax	2.9	(1.2)
Net loss	$(79.7)	$(21.2)
Net loss attributable to noncontrolling interest	0.1	—
Net loss attributable to controlling interest	$(79.6)	$(21.2)

Basic income (loss) per common share:
Loss from continuing operations	$(1.49)	$(0.35)
Income (loss) from discontinued operations	0.05	(0.02)
Basic loss per common share	$(1.44)	$(0.37)
Weighted-average common shares outstanding during the period	55.3	57.6

Diluted income (loss) per common share:
Loss from continuing operations	$(1.49)	$(0.35)
Income (loss) from discontinued operations	0.05	(0.02)
Diluted loss per common share	$(1.44)	$(0.37)
Weighted-average common shares outstanding during the period plus dilutive potential common shares	55.3	57.6
See Notes to Condensed Consolidated Financial Statements.

THE SCOTTS MIRACLE-GRO COMPANY
Condensed Consolidated Statements of Comprehensive Income (Loss)
(In millions)
(Unaudited)

	THREE MONTHS ENDED
	DECEMBER 29, 2018	DECEMBER 30, 2017
Net loss	$(79.7)	$(21.2)
Other comprehensive income (loss):
Net foreign currency translation adjustment	(5.3)	—
Net unrealized gain (loss) on derivative instruments, net of tax of $(2.8) and $0.5, respectively	(7.9)	0.8
Reclassification of net unrealized (gains) losses on derivative instruments to net income, net of tax of $0.0 and $(0.1), respectively	(0.1)	(0.1)
Reclassification of net pension and other post-retirement benefit losses to net income, net of tax of $0.3 and $0.2, respectively	0.9	0.3
Total other comprehensive income (loss)	(12.4)	1.0
Comprehensive loss	(92.1)	(20.2)
Comprehensive loss attributable to noncontrolling interest	0.1	—
Comprehensive loss attributable to controlling interest	$(92.0)	$(20.2)
See Notes to Condensed Consolidated Financial Statements.

THE SCOTTS MIRACLE-GRO COMPANY
Condensed Consolidated Statements of Cash Flows
(In millions)
(Unaudited)

	THREE MONTHS ENDED
	DECEMBER 29, 2018	DECEMBER 30, 2017
OPERATING ACTIVITIES
Net loss	$(79.7)	$(21.2)
Adjustments to reconcile net loss to net cash used in operating activities:
Impairment, restructuring and other	0.5	—
Share-based compensation expense	6.6	6.0
Depreciation	14.0	12.7
Amortization	8.3	7.1
Deferred taxes	(1.3)	(47.6)
Gain on long-lived assets	(0.1)	(0.2)
Gain on sale / contribution of business	—	(0.2)
Equity in income of unconsolidated affiliates	(1.3)	(0.6)
Changes in assets and liabilities, net of acquired businesses:
Accounts receivable	100.7	117.6
Inventories	(267.1)	(282.7)
Prepaid and other assets	(48.4)	6.3
Accounts payable	93.1	84.0
Other current liabilities	(58.7)	(83.3)
Restructuring and other	1.2	(2.8)
Other non-current items	(1.6)	(5.2)
Other, net	0.4	(0.4)
Net cash used in operating activities	(233.4)	(210.5)

INVESTING ACTIVITIES
Investments in property, plant and equipment	(12.7)	(19.4)
Investments in loans receivable	—	(5.3)
Investments in acquired businesses, net of cash acquired	(6.6)	(70.0)
Other investing, net	2.2	—
Net cash used in investing activities	(17.1)	(94.7)

FINANCING ACTIVITIES
Borrowings under revolving and bank lines of credit and term loans	386.8	573.4
Repayments under revolving and bank lines of credit and term loans	(116.3)	(136.0)
Dividends paid	(30.4)	(30.5)
Purchase of Common Shares	(0.5)	(96.2)
Payments on seller notes	(0.8)	(3.0)
Cash received from exercise of stock options	1.1	1.0
Acquisition of noncontrolling interests	—	(70.1)
Net cash provided by financing activities	239.9	238.6
Effect of exchange rate changes on cash	(0.7)	0.6
Net decrease in cash and cash equivalents	(11.3)	(66.0)
Cash and cash equivalents at beginning of period	33.9	120.5
Cash and cash equivalents at end of period	$22.6	$54.5
See Notes to Condensed Consolidated Financial Statements.

THE SCOTTS MIRACLE-GRO COMPANY
Condensed Consolidated Balance Sheets
(In millions, except stated value per share)
(Unaudited)

	DECEMBER 29, 2018	DECEMBER 30, 2017	SEPTEMBER 30, 2018
ASSETS
Current assets:
Cash and cash equivalents	$22.6	$54.5	$33.9
Accounts receivable, less allowances of $3.4, $2.3 and $3.6, respectively	163.8	128.4	226.0
Accounts receivable pledged	44.4	42.2	84.5
Inventories	745.4	696.1	481.4
Prepaid and other current assets	102.5	61.7	59.9
Total current assets	1,078.7	982.9	885.7
Investment in unconsolidated affiliates	37.3	31.7	36.1
Property, plant and equipment, net of accumulated depreciation of $624.0, $602.0 and $610.5, respectively	519.8	464.1	530.8
Goodwill	539.7	464.8	543.0
Intangible assets, net	846.8	783.4	857.3
Other assets	202.9	183.9	201.6
Total assets	$3,225.2	$2,910.8	$3,054.5

LIABILITIES AND EQUITY
Current liabilities:
Current portion of debt	$95.1	$86.1	$132.6
Accounts payable	237.0	223.2	150.5
Other current liabilities	262.5	161.8	329.6
Total current liabilities	594.6	471.1	612.7
Long-term debt	2,186.2	1,697.0	1,883.8
Distributions in excess of investment in unconsolidated affiliate	21.9	21.9	21.9
Other liabilities	169.3	213.0	176.5
Total liabilities	2,972.0	2,403.0	2,694.9
Commitments and contingencies (Note 12)
Equity:
Common shares and capital in excess of $.01 stated value per share; shares outstanding of 55.3, 57.2 and 55.3, respectively	425.9	407.9	420.3
Retained earnings	835.4	925.9	919.9
Treasury shares, at cost; 12.8, 10.9 and 12.8 shares, respectively	(937.7)	(762.8)	(939.6)
Accumulated other comprehensive loss	(75.3)	(68.2)	(46.0)
Total equity—controlling interest	248.3	502.8	354.6
Noncontrolling interest	4.9	5.0	5.0
Total equity	253.2	507.8	359.6
Total liabilities and equity	$3,225.2	$2,910.8	$3,054.5
See Notes to Condensed Consolidated Financial Statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Nature of Operations
The Scotts Miracle-Gro Company (“Scotts Miracle-Gro” or “Parent”) and its subsidiaries (collectively, together with Scotts Miracle-Gro, the “Company”) are engaged in the manufacturing, marketing and sale of products for lawn and garden care and indoor, urban and hydroponic gardening. The Company’s products are sold in North America, Europe and Asia.
Due to the nature of the consumer lawn and garden business, the majority of the Company’s sales to customers occur in the Company’s second and third fiscal quarters. On a combined basis, net sales for the second and third quarters of the last three fiscal years represented in excess of 75% of the Company’s annual net sales.
Organization and Basis of Presentation
The Company’s unaudited condensed consolidated financial statements for the three months ended December 29, 2018 and December 30, 2017 are presented in accordance with accounting principles generally accepted in the United States of America (“GAAP”). The condensed consolidated financial statements include the accounts of Scotts Miracle-Gro and its subsidiaries. All intercompany transactions and accounts have been eliminated in consolidation. The Company’s consolidation criteria are based on majority ownership (as evidenced by a majority voting interest in the entity) and an objective evaluation and determination of effective management control. AeroGrow International, Inc. (“AeroGrow”), in which the Company has a controlling interest, is consolidated, with the equity owned by other shareholders shown as noncontrolling interest in the Condensed Consolidated Balance Sheets, and the other shareholders’ portion of net earnings and other comprehensive income shown as net (income) loss or comprehensive (income) loss attributable to noncontrolling interest in the Condensed Consolidated Statements of Operations and Condensed Consolidated Statements of Comprehensive Income (Loss), respectively. The results of businesses acquired or disposed of are included in the condensed consolidated financial statements from the date of each acquisition or up to the date of disposal, respectively. In the opinion of management, interim results reflect all normal and recurring adjustments and are not necessarily indicative of results for a full year.
Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been omitted or condensed pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Accordingly, this Quarterly Report on Form 10-Q should be read in conjunction with Scotts Miracle-Gro’s Annual Report on Form 10-K for the fiscal year ended September 30, 2018 (the “2018 Annual Report”), which includes a complete set of footnote disclosures, including the Company’s significant accounting policies.
The Company’s Condensed Consolidated Balance Sheet at September 30, 2018 has been derived from the Company’s audited Consolidated Balance Sheet at that date, but does not include all of the information and footnotes required by GAAP for complete financial statements.
Long-Lived Assets
The Company had non-cash investing activities of $3.2 million and $1.3 million during the three months ended December 29, 2018 and December 30, 2017, respectively, representing unpaid liabilities incurred during each period to acquire property, plant and equipment.

Statements of Cash Flows
Supplemental cash flow information was as follows:

	THREE MONTHS ENDED
	DECEMBER 29, 2018	DECEMBER 30, 2017
	(In millions)
Interest paid	$(31.4)	$(25.5)
Income taxes paid	(8.7)	(1.5)
During the three months ended December 29, 2018, the Company paid a post-closing net working capital adjustment obligation of $6.6 million related to the fiscal 2018 acquisition of Sunlight Supply (as defined in “NOTE 4. ACQUISITIONS AND INVESTMENTS”), which was classified as an investing activity in the “Investments in acquired businesses, net of cash acquired” line in the Condensed Consolidated Statements of Cash Flows. During the three months ended December 30, 2017, the Company paid contingent consideration of $3.0 million related to the fiscal 2016 acquisition of Gavita Holdings B.V., and its subsidiaries (collectively, “Gavita”), which was classified as a financing activity in the “Payments on seller notes” line in the Condensed Consolidated Statements of Cash Flows.
RECENTLY ADOPTED ACCOUNTING PRONOUNCEMENTS
Revenue Recognition from Contracts with Customers
In May 2014, the Financial Accounting Standards Board (“FASB”) issued amended accounting guidance that replaces most existing revenue recognition guidance under GAAP. This guidance requires companies to recognize revenue in a manner that depicts the transfer of promised goods or services to customers in amounts that reflect the consideration to which a company expects to be entitled in exchange for those goods or services. The standard involves a five-step process that includes identifying the contract with the customer, identifying the performance obligations in the contract, determining the transaction price, allocating the transaction price to the performance obligations in the contract and recognizing revenue when the entity satisfies the performance obligations. The new standard also results in enhanced disclosures about the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers. Subsequently, additional guidance was issued on several areas including guidance intended to improve the operability and understandability of the implementation of principal versus agent considerations and clarifications on the identification of performance obligations and implementation of guidance related to licensing.
The Company adopted this guidance effective October 1, 2018 under the modified retrospective approach. The Company’s revenue is primarily product sales, which are recognized at a point in time when title transfers to customers and the Company has no further obligation to provide services related to such products. The Company’s timing of recognition of revenue is substantially unchanged under the amended guidance. The new accounting guidance required the Company to recognize earlier certain deferred revenue associated with a license agreement related to the sale of the International Business (as defined in “NOTE 3. DISCONTINUED OPERATIONS”), resulting in a cumulative adjustment to its fiscal 2019 opening balance of retained earnings of $9.1 million, other current liabilities of $1.4 million and other liabilities of $7.7 million. With the exception of this item, the adoption of the amended accounting guidance did not have a material impact on the Company’s condensed consolidated financial statements. The additional disclosures required are presented within “NOTE 2. REVENUE RECOGNITION” and “NOTE 15. SEGMENT INFORMATION.”
Cash Flow Presentation
In August 2016, the FASB issued an accounting standard update that amends the guidance on the classification of certain cash receipts and payments in the statement of cash flows. The Company adopted this guidance on a retrospective basis effective October 1, 2018. The adoption of this guidance did not have a significant impact on the Company’s consolidated cash flows.
Business Combinations
In January 2017, the FASB issued an accounting standard update that clarifies the definition of a business to provide additional guidance to assist in evaluating whether transactions should be accounted for as an acquisition (or disposal) of either an asset or business. The Company adopted this guidance on a prospective basis effective October 1, 2018. The adoption of this guidance did not have a significant impact on the Company’s consolidated financial position, results of operations or cash flows.

Employee Benefit Plans
In March 2017, the FASB issued an accounting standard update that requires entities to (1) disaggregate the current-service-cost component from the other components of net benefit cost (the “other components”) and present the current-service-cost with other current compensation costs for related employees in the income statement, (2) present the other components elsewhere in the income statement and outside of income from operations if that subtotal is presented and (3) limit the amount of costs eligible for capitalization (e.g., as part of inventory or property, plant, and equipment) to only the service-cost component of net benefit cost. The provisions are required to be applied retrospectively for the presentation of cost components in the income statement and prospectively for the capitalization of cost components. The Company adopted this guidance effective October 1, 2018 and has classified non-service-cost components of net benefit cost/income in the “Other non-operating income, net” line in the Condensed Consolidated Statements of Operations. The adoption of this guidance did not have a significant impact on the Company’s consolidated financial position, results of operations or cash flows.
Income Taxes
On December 22, 2017, H.R.1 (the “Act,” formerly known as the “Tax Cuts and Jobs Act”) was signed into law. The Act provides for significant changes to the U.S. Internal Revenue Code of 1986, as amended (the “Code”). Among other items, the Act implemented a territorial tax system, imposed a one-time transition tax on deemed repatriated earnings of foreign subsidiaries, and reduced the federal corporate statutory tax rate to 21% effective January 1, 2018.
Additionally, the Securities and Exchange Commission (the “SEC”) released Staff Accounting Bulletin No. 118 (“SAB 118”) which provides guidance on accounting for the Act’s impact under Accounting Standards Codification (“ASC”) Topic 740, Income Taxes (“ASC 740”). The guidance in SAB 118 addresses certain fact patterns where the accounting for changes in tax laws or tax rates under ASC 740 is incomplete upon issuance of an entity’s financial statements for the reporting period in which the Act is enacted. Under the SEC staff guidance in SAB 118, in the financial reporting period in which the Act is enacted, the income tax effects of the Act for which the accounting under ASC 740 is incomplete would be reported as a provisional amount based on a reasonable estimate (to the extent a reasonable estimate can be determined), which would be subject to adjustment during a “measurement period” until the accounting under ASC 740 is complete. The measurement period is limited to no more than one year beyond the enactment date under the SEC staff’s guidance. SAB 118 also describes supplemental disclosures that should accompany the provisional amounts, including the reasons for the incomplete accounting, the additional information or analysis that is needed, and other information relevant to why the registrant was not able to complete the accounting required under ASC 740 in a timely manner.
For discussion of the impacts of the Act that are material to the Company and required disclosures related to the Act pursuant to the guidance provided under SAB 118, refer to “NOTE 11. INCOME TAXES.”
Reporting Comprehensive Income
In February 2018, the FASB issued an accounting standard update that allows a reclassification from accumulated other comprehensive income to retained earnings for stranded tax effects resulting from the Act. The Company elected to adopt this guidance effective October 1, 2018, resulting in a reclassification of $16.9 million from accumulated other comprehensive income (loss) (“AOCI”) to retained earnings for the three months ended December 29, 2018.
Share-Based Compensation
In June 2018, the FASB issued an accounting standard update that simplifies the accounting for share-based payments granted to nonemployees for goods and services. Under the amended accounting guidance, most of the guidance on such payments to nonemployees would be aligned with the requirements for share-based payments granted to employees. The Company elected to adopt this guidance effective October 1, 2018. The adoption of this guidance did not have a significant impact on the Company’s consolidated financial position, results of operations or cash flows.
RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS
Leases
In February 2016, the FASB issued its final standard on lease accounting. This guidance requires lessees to recognize a lease liability for the obligation to make lease payments and a right-of-use asset for the right to use the underlying asset for the lease term. The provisions are effective for the Company’s financial statements no later than the fiscal year beginning October 1, 2019 and require a modified retrospective transition approach for leases that exist as of or are entered into after the beginning of either (i) the date of adoption or (ii) the earliest comparative period presented in the financial statements. The Company is currently evaluating available transition methods and the impact of this standard on its consolidated results of operations, financial position and cash flows. The Company has made progress on its evaluation of the amended guidance, including identification of the population of leases affected, determining the information required to calculate the lease liability and right-of-use asset and evaluating models to assist in future reporting.
Credit Losses
In June 2016, the FASB issued an accounting standard update related to the measurement of credit losses on financial instruments. The amended accounting guidance changes the impairment model for most financial assets to require measurement and recognition of expected credit losses for financial assets held.   The provisions are effective for the Company’s financial statements no later than the fiscal year beginning October 1, 2020.  The Company is continuing to assess the impact of the amended guidance.
Cloud Computing Costs
In August 2018, the FASB issued an accounting standard update that aligns the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software. The provisions are effective for the Company’s financial statements no later than the fiscal year beginning October 1, 2020.  The Company is continuing to assess the impact of the amended guidance.
Employee Benefit Plans
In August 2018, the FASB issued an accounting standard update that removes certain disclosures that are not considered cost beneficial, clarifies certain required disclosures and requires certain additional disclosures. The provisions are effective for the Company’s financial statements no later than the fiscal year beginning October 1, 2020.  The Company is continuing to assess the impact of the amended guidance.
NOTE 2. REVENUE RECOGNITION
Nature of Goods and Services
The Company’s revenue is primarily generated from sales of branded and private label lawn and garden care and indoor and hydroponic gardening finished products to home centers, mass merchandisers, warehouse clubs, large hardware chains, independent hardware stores, nurseries, garden centers, food and drug stores, indoor gardening and hydroponic product distributors, retailers and growers. In addition to product sales, the Company acts as the exclusive agent of Monsanto Company (“Monsanto”) for the marketing and distribution of Monsanto’s consumer Roundup® non-selective weedkiller products in the United States and certain other specified countries, and performs certain other services under ancillary agreements with Monsanto. The Company also provides marketing, research and development and certain ancillary services to Bonnie Plants, Inc. (“Bonnie”). Refer to “NOTE 15. SEGMENT INFORMATION” for disaggregated revenue information and “NOTE 8. MARKETING AGREEMENT” for revenue information related to the Monsanto agreements.
Identification and Satisfaction of Performance Obligations
Product sales are recognized at a point in time when control of products transfers to customers and the Company has no further obligation to provide services related to such products. Control is the ability of customers to direct the “use of” and “obtain” the benefit from the Company’s products. In evaluating the timing of the transfer of control of products to customers, the Company considers several control indicators, including significant risks and rewards of products, the Company’s right to payment and the legal title of the products. Based on the assessment of control indicators, sales are typically recognized when products are delivered to or picked up by the customer. The Company is generally the principal in a transaction, therefore revenue is primarily recorded on a gross basis. When the Company is a principal in a transaction, it has determined that it controls the ability to direct the use of the product prior to transfer to a customer, is primarily responsible for fulfilling the promise to provide the product or service to the customer, has discretion in establishing prices, and ultimately controls the transfer of the product or services provided to the customer.

Under the terms of the Second Amended and Restated Agency and Marketing Agreement (the “Restated Marketing Agreement”), pursuant to which the Company serves as exclusive sales and marketing agent of Monsanto with respect to Monsanto’s consumer Roundup® non-selective weedkiller products in the United States and certain other specified countries, the Company is entitled to receive an annual commission from Monsanto as consideration for the performance of the Company’s duties as agent. The annual commission payable under the Restated Marketing Agreement is equal to (1) 50% of the actual earnings before interest and income taxes of Monsanto’s consumer Roundup® business in the markets covered by the Restated Marketing Agreement for program years 2017 and 2018 and (2) 50% of the actual earnings before interest and income taxes of Monsanto’s consumer Roundup® business in the markets covered by the Restated Marketing Agreement in excess of $40.0 million for program years 2019 and thereafter. The Restated Marketing Agreement also requires the Company to make annual payments of $18.0 million to Monsanto as a contribution against the overall expenses of its consumer Roundup® business. The gross commission earned under the Restated Marketing Agreement and the contribution payments to Monsanto are included in the “Net sales” line in the Condensed Consolidated Statements of Operations. The Company performs other services, including conversion services, pursuant to ancillary agreements with Monsanto. The actual costs incurred for these activities are charged to and reimbursed by Monsanto. The Company records costs incurred for which the Company is the primary obligor on a gross basis, recognizing such costs in the “Cost of sales” line and the reimbursement of these costs in the “Net sales” line in the Condensed Consolidated Statements of Operations, with no effect on gross profit dollars or net income.
Under the terms of the Marketing, R&D and Ancillary Services Agreement (the “Services Agreement”) with Bonnie and its sole shareholder, Alabama Farmers Cooperative, Inc. (“AFC”), the Company provides marketing, research and development and certain ancillary services to Bonnie. In exchange for these services, Bonnie reimburses the Company for certain costs and provides a commission fee earned based on a percentage of the growth in earnings before interest, income taxes and amortization of Bonnie’s business of planting, growing, developing, manufacturing, distributing, marketing, and selling live plants, plant food, fertilizer and potting soil (the “Bonnie Business”). The commission earned under the Services Agreement is included in the “Net sales” line in the Condensed Consolidated Statements of Operations. Additionally, the Company records costs incurred under the Services Agreement for which the Company is the primary obligor on a gross basis, recognizing such costs in the “Cost of sales” line and the reimbursement of these costs in the “Net sales” line in the Condensed Consolidated Statements of Operations, with no effect on gross profit dollars or net income.
Transactional Price and Promotional Allowances
Revenue for product sales is recorded net of sales returns and allowances. Revenues are measured based on the amount of consideration that the Company expects to receive as derived from a list price, reduced by estimates for variable consideration. Variable consideration includes the cost of current and continuing promotional programs and expected sales returns. Commission income related to the Monsanto and Bonnie agreements is recognized over the program year as the services are being performed based upon the commission income formula in the agreements.
The Company’s promotional programs primarily include rebates based on sales volumes, in-store promotional allowances, cooperative advertising programs, direct consumer rebate programs and special purchasing incentives. The cost of promotional programs is estimated considering all reasonably available information, including current expectations and historical experience. Promotion costs (including allowances and rebates) incurred during the year are expensed to interim periods in relation to revenues and are recorded as a reduction of net sales. Accruals for expected payouts under these programs are included in the “Other current liabilities” line in the Condensed Consolidated Balance Sheets. Provisions for estimated returns and allowances are recorded at the time revenue is recognized based on historical rates and are periodically adjusted for known changes in return levels. Shipping and handling costs are accounted for as contract fulfillment costs and included in the “Cost of sales” line in the Condensed Consolidated Statements of Operations. The Company excludes from revenue any amounts collected from customers for sales or other taxes.
NOTE 3. DISCONTINUED OPERATIONS
International Business
Prior to August 31, 2017, the Company operated consumer lawn and garden businesses located in Australia, Austria, Belgium, Luxembourg, Czech Republic, France, Germany, Poland and the United Kingdom (the “International Business”). On April 29, 2017, the Company received a binding and irrevocable conditional offer (the “Offer”) from Exponent Private Equity LLP (“Exponent”) to purchase the International Business. On July 5, 2017, the Company accepted the Offer and the Company completed the sale on August 31, 2017. As a result, effective in its fourth quarter of fiscal 2017, the Company classified its results of operations for all periods presented to reflect the International Business as a discontinued operation and classified the assets and liabilities of the International Business as held for sale.
During the three months ended December 30, 2017, the Company recognized $1.4 million in transaction related costs associated with the sale of the International Business.

Wild Bird Food
During fiscal 2014, the Company completed the sale of its U.S. and Canadian wild bird food business. As a result, effective in fiscal 2014, the Company classified its results of operations for all periods presented to reflect the wild bird food business as a discontinued operation. At December 29, 2018, $85.0 million was accrued for a probable loss related to the previously disclosed legal matter In re Morning Song Bird Food Litigation in the “Other current liabilities” line in the Condensed Consolidated Balance Sheet. This matter relates to a pending class-action lawsuit filed in 2012 in connection with the sale of wild bird food products that were the subject of a voluntary recall in 2008 by the Company’s previously sold wild bird food business. During the three months ended December 29, 2018, the Company recognized insurance recoveries of $5.0 million related to this matter. Refer to “NOTE 12. CONTINGENCIES” for more information.
The following table summarizes the results of discontinued operations described above and reflected within discontinued operations in the Company’s condensed consolidated financial statements for each of the periods presented:

	THREE MONTHS ENDED
	DECEMBER 29, 2018	DECEMBER 30, 2017
	(In millions)
Impairment, restructuring and other charges (recoveries), net	$(4.9)	$1.4
Gain on sale / contribution of business	—	(0.2)
Income (loss) from discontinued operations before income taxes	4.9	(1.2)
Income tax expense from discontinued operations	2.0	—
Income (loss) from discontinued operations, net of tax	$2.9	$(1.2)
The Condensed Consolidated Statements of Cash Flows do not present the cash flows from discontinued operations separately from cash flows from continuing operations. Cash provided by (used in) operating activities related to discontinued operations totaled $1.8 million and $(1.4) million for the three months ended December 29, 2018 and December 30, 2017, respectively. Cash provided by (used in) investing activities related to discontinued operations was zero for the three months ended December 29, 2018 and December 30, 2017.
NOTE 4. ACQUISITIONS AND INVESTMENTS
FISCAL 2018
Sunlight Supply
On June 4, 2018, the Company’s Hawthorne segment acquired substantially all of the assets and certain liabilities of Sunlight Supply, Inc., Sunlight Garden Supply, Inc., Sunlight Garden Supply, ULC, and IP Holdings, LLC, and all of the issued and outstanding equity interests of Columbia River Industrial Holdings, LLC (collectively “Sunlight Supply”). Sunlight Supply, based in Vancouver, Washington, is a leading developer, manufacturer, marketer and distributer of horticultural, organics, lighting, and hydroponics products. Prior to the transaction, Sunlight Supply served as a non-exclusive distributor of the Company. The estimated purchase price of Sunlight Supply was $458.6 million, a portion of which was paid by the issuance of 0.3 million common shares of Scotts Miracle-Gro (“Common Shares”), a non-cash investing and financing activity, with a fair value of $23.4 million based on the average share price at the time of payment. The purchase price included contingent consideration, a non-cash investing activity, with an initial fair value of $3.1 million and a maximum payout of $20.0 million, which will be paid by the Company contingent on the achievement of certain performance metrics of the Company through the one-year anniversary of the closing date. The purchase price was also subject to a post-closing net working capital adjustment which was paid during the first quarter of fiscal 2019.
The preliminary valuation of the acquired assets included (i) $7.6 million of cash, prepaid and other current assets, (ii) $20.3 million of accounts receivable, (iii) $84.3 million of inventory, (iv) $64.4 million of fixed assets, (v) $13.7 million of accounts payable and other current liabilities, (vi) $151.1 million of finite-lived identifiable intangible assets, and (vii) $144.6 million of tax-deductible goodwill. Identifiable intangible assets included tradenames of $65.1 million, customer relationships of $84.1 million and non-competes of $1.9 million with useful lives ranging between 5 and 25 years. The estimated fair values of the identifiable intangible assets were determined using an income-based approach, which includes market participant expectations of cash flows that an asset will generate over the remaining useful life discounted to present value using an appropriate discount rate. Certain estimated values for the acquisition, including goodwill, intangible assets, and property, plant and equipment, are not yet finalized and are subject to revision as additional information becomes available and more detailed analysis is completed. The contingent consideration related to the Sunlight Supply acquisition is required to be accounted for as a derivative instrument and is recorded at fair value in the “Other current liabilities” line in the Condensed Consolidated Balance Sheets, with changes in fair value recognized in the “Impairment, restructuring and other” line in the Condensed Consolidated Statements of Operations. The estimated fair value of the contingent consideration was $0.9 million as of December 29, 2018 and the fair value measurement was classified in Level 3 of the fair value hierarchy.
The acquisition of Sunlight Supply also resulted in the settlement of a portion of certain previously acquired customer relationships, which resulted in a non-cash impairment charge of $17.5 million recognized in the “Impairment, restructuring and other” line in the Condensed Consolidated Statements of Operations during the third quarter of fiscal 2018 to reduce the carrying value of these previously acquired customer relationship intangible assets to an estimated fair value of $30.9 million. The estimated fair value was determined using an income-based approach, which includes market participant expectations of cash flows that an asset will generate over the remaining useful life discounted to present value using an appropriate discount rate, and has been included as part of goodwill. Additionally, the Company reduced the value of deferred tax liabilities associated with the write-off of these previously acquired customer relationship intangible assets by $7.3 million, which was recognized in the “Income tax expense (benefit) from continuing operations” line in the Condensed Consolidated Statement of Operations during the third quarter of fiscal 2018.
Net sales for Sunlight Supply included within the Hawthorne segment for the three months ended December 29, 2018 were $71.6 million. The following unaudited pro forma information presents the combined results of operations as if the acquisition of Sunlight Supply had occurred at the beginning of fiscal 2017. Sunlight Supply’s pre-acquisition results have been added to the Company’s historical results. The pro forma results contained in the table below include adjustments for (i) the elimination of intercompany sales, (ii) amortization of acquired intangibles, (iii) increased depreciation expense as a result of acquisition date fair value adjustments, (iv) increased interest expense related to the financing of the acquisition, (v) adjustments to tax expense based on condensed consolidated pro forma results, and (vi) the impact of Common Shares issued as part of the purchase price in connection with the acquisition. The pro forma information does not reflect the realization of any potential cost savings or other synergies from the acquisition as a result of restructuring activities and other cost savings initiatives. These pro forma results have been prepared for comparative purposes only and are not necessarily indicative of the results of operations as they would have been had the acquisitions occurred on the assumed dates, nor are they necessarily an indication of future operating results.

THREE MONTHS ENDED
Unaudited Consolidated Pro Forma Results	DECEMBER 30, 2017
(In millions, except per share data)
Pro forma net sales	$301.3
Pro forma net loss attributable to controlling interest	(20.9)
Pro forma diluted net loss per common share	(0.36)
Gavita
On May 26, 2016, the Company’s Hawthorne segment acquired majority control and a 75% economic interest in Gavita. Gavita’s former ownership group initially retained a 25% noncontrolling interest in Gavita consisting of ownership of 5% of the outstanding shares of Gavita and a loan with interest payable based on distributions by Gavita. The loan was recorded at fair value in the “Long-term debt” line in the Condensed Consolidated Balance Sheets. On October 2, 2017, the Company’s Hawthorne segment acquired the remaining 25% noncontrolling interest in Gavita, including Agrolux, for $69.2 million, plus payment of contingent consideration of $3.0 million. The carrying value of the 25% noncontrolling interest consisted of long-term debt of $55.6 million and noncontrolling interest of $7.9 million. The difference between purchase price and carrying value of $5.7 million was recognized in the “Common shares and capital in excess of $0.01 stated value per share” line within “Total equity—controlling interest” in the Condensed Consolidated Balance Sheets. The Company has revised its historical presentation of the payment related to the acquisition of the remaining noncontrolling interest for the three months ended December 30, 2017. This payment was incorrectly classified as an investing activity in the “Investments in acquired businesses, net of cash acquired” line in the Condensed Consolidated Statements of Cash Flows, and was revised to be classified as a financing activity in the “Acquisition of noncontrolling interests” line in the Condensed Consolidated Statements of Cash Flows in accordance with GAAP. The Company previously revised this classification in its most recent Form 10–K.

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
NOTE 5. INVESTMENT IN UNCONSOLIDATED AFFILIATES
As of December 29, 2018, the Company held a noncontrolling interest of approximately 30% in Outdoor Home Services Holdings, LLC (the “TruGreen Joint Venture”), and held a noncontrolling interest in an unconsolidated subsidiary whose products support the professional U.S. industrial, turf and ornamental market (the “IT&O Joint Venture”).
    The Company provided second lien term loan financing to the TruGreen Joint Venture which had a carrying value of $18.1 million at December 29, 2018 and December 30, 2017 and is recorded in the “Other assets” line in the Condensed Consolidated Balance Sheets. The Company did not receive reimbursements during the three months ended December 29, 2018 and the Company had accounts receivable of $0.4 million at December 29, 2018 for expenses incurred pursuant to a short-term transition services agreement and payments on claims associated with insurance programs. The Company was reimbursed $0.5 million during the three months ended December 30, 2017 and had accounts receivable of $0.2 million at December 30, 2017 for expenses incurred pursuant to a short-term transition services agreement and payments on claims associated with insurance programs. The Company also had an indemnification asset of $2.5 million and $4.5 million at December 29, 2018 and December 30, 2017, respectively, for future payments on claims associated with insurance programs. The Company did not receive distributions during the three months ended December 29, 2018 or December 30, 2017.
The Company’s net investment and advances have been reduced to a liability for the TruGreen Joint Venture, which resulted in an amount recorded in the “Distributions in excess of investment in unconsolidated affiliate” line in the Condensed Consolidated Balance Sheets of $21.9 million at December 29, 2018 and December 30, 2017. As such, the Company no longer records its proportionate share of the TruGreen Joint Venture earnings in the Condensed Consolidated Statements of Operations until the Company’s net investment and advances are no longer a liability. The Company does not have any contractual obligations to fund losses of the TruGreen Joint Venture.
The Company provides the IT&O Joint Venture with line of credit financing, which was fully repaid as of December 29, 2018 and had a balance of $5.3 million at December 30, 2017, and is recorded in the “Other assets” line in the Condensed Consolidated Balance Sheets.
The following table presents summarized financial information of the Company’s unconsolidated affiliates:

	THREE MONTHS ENDED
	DECEMBER 29, 2018	DECEMBER 30, 2017
	(In millions)
Revenue	$287.9	$272.2
Gross margin	81.5	76.0
Selling and administrative expenses	61.6	64.0
Amortization expense	17.5	12.1
Interest expense	20.0	17.5
Restructuring and other charges	10.3	3.6
Net income (loss)	$(27.9)	$(21.2)
Due to the seasonal nature of the lawn, tree and shrub care business, the Company anticipates a net loss related to the TruGreen Joint Venture during the Company’s first and second fiscal quarters. Net income (loss) does not include income taxes, which are recognized and paid by the partners of the unconsolidated affiliates. The income taxes associated with the Company’s share of net income (loss) have been recorded in the “Income tax benefit from continuing operations” line in the Condensed Consolidated Statements of Operations.
NOTE 6. IMPAIRMENT, RESTRUCTURING AND OTHER
Activity described herein is classified within the “Cost of sales—impairment, restructuring and other,” “Impairment, restructuring and other” and “Income (loss) from discontinued operations, net of tax” lines in the Condensed Consolidated Statements of Operations.
The following table details impairment, restructuring and other charges (recoveries) for each of the periods presented:

	THREE MONTHS ENDED
	DECEMBER 29, 2018	DECEMBER 30, 2017
	(In millions)
Cost of sales—impairment, restructuring and other:
Restructuring and other charges	$2.0	$—
Property, plant and equipment impairments	0.5	—
Operating expenses:
Restructuring and other charges (recoveries)	3.5	(0.2)
Impairment, restructuring and other charges (recoveries) from continuing operations	$6.0	$(0.2)
Restructuring and other charges (recoveries), net, from discontinued operations	(4.9)	1.4
Total impairment, restructuring and other charges	$1.1	$1.2
The following table summarizes the activity related to liabilities associated with restructuring and other, excluding insurance reimbursement recoveries, during the three months ended December 29, 2018 (in millions):

Amounts accrued for restructuring and other at September 30, 2018	$112.2
Restructuring and other charges from continuing operations	5.5
Restructuring and other charges from discontinued operations	0.1
Payments and other	(4.4)
Amounts accrued for restructuring and other at December 29, 2018	$113.4
Included in restructuring accruals, as of December 29, 2018, is $2.0 million that is classified as long-term. Payments against the long-term accruals will be incurred as the employees covered by the restructuring plan retire or through the passage of time. The remaining amounts accrued will continue to be paid out over the course of the next twelve months.

Project Catalyst
In connection with the acquisition of Sunlight Supply during the third quarter of fiscal 2018, the Company announced the launch of an initiative called Project Catalyst. Project Catalyst is a company-wide restructuring effort to reduce operating costs throughout the U.S. Consumer, Hawthorne and Other segments and drive synergies from recent acquisitions within the Hawthorne segment. During the three months ended December 29, 2018, the Company continued to execute on its planned facility closures and consolidations and terminated employees in duplicate roles which resulted in charges of $5.5 million related to Project Catalyst. During the three months ended December 29, 2018, the Hawthorne segment recognized employee termination benefits of $0.2 million, impairment of property, plant and equipment of $0.5 million and facility closure costs of $1.2 million in the “Cost of sales—impairment, restructuring and other” line in the Condensed Consolidated Statements of Operations. The Hawthorne segment also recognized employee termination benefits of $1.2 million and facility closure costs of $0.5 million in the “Impairment, restructuring and other” line in the Condensed Consolidated Statement of Operations. During the three months ended December 29, 2018, the U.S. Consumer segment recognized facility closure costs of $0.3 million in the “Cost of sales—impairment, restructuring and other” line in the Condensed Consolidated Statements of Operations and recognized employee termination benefits of $0.4 million in the “Impairment, restructuring and other” line in the Condensed Consolidated Statement of Operations. During the three months ended December 29, 2018, the Other segment recognized employee termination benefits of $0.1 million and facility closure costs of $0.2 million in the “Cost of sales—impairment, restructuring and other” line in the Condensed Consolidated Statement of Operations and recognized employee termination benefits of $0.1 million in the “Impairment, restructuring and other” line in the Condensed Consolidated Statement of Operations. During the three months ended December 29, 2018, Corporate recognized employee termination benefits of $0.8 million in the “Impairment, restructuring and other” line in the Condensed Consolidated Statement of Operations. Costs incurred to date since the inception of Project Catalyst are $21.4 million for the Hawthorne segment, $12.3 million for the U.S. Consumer segment, $0.4 million for the Other segment and $0.8 million for Corporate.
Project Focus
In the first quarter of fiscal 2016, the Company announced a series of initiatives called Project Focus designed to maximize the value of its non-core assets and focus on emerging categories of the lawn and garden industry in its core U.S. business. During the three months ended December 30, 2017, the U.S. Consumer segment recognized adjustments of $0.2 million related to previously recognized termination benefits associated with Project Focus in the “Impairment, restructuring and other” line in the Condensed Consolidated Statements of Operations. Costs incurred to date since the inception of the current Project Focus initiatives are $10.0 million for the U.S. Consumer segment, $0.9 million for the Hawthorne segment and $1.2 million for the Other segment, related to transaction activity, termination benefits and facility closure costs.
On August 31, 2017, the Company completed the sale of the International Business. Refer to “NOTE 3. DISCONTINUED OPERATIONS” for more information. During the three months ended December 30, 2017, the Company recognized $1.4 million in transaction related costs associated with the sale of the International Business in the “Income (loss) from discontinued operations, net of tax” line in the Condensed Consolidated Statements of Operations.
Other
During the three months ended December 29, 2018, the Company recognized insurance recoveries of $5.0 million related to the previously disclosed legal matter In re Morning Song Bird Food Litigation in the “Income (loss) from discontinued operations, net of tax” line in the Condensed Consolidated Statements of Operations. Refer to “NOTE 12. CONTINGENCIES” for more information.
During the three months ended December 29, 2018, the Company recognized a charge of $0.5 million for a probable loss on the previously disclosed legal matter In re Scotts EZ Seed Litigation in the “Impairment, restructuring and other” line in the Condensed Consolidated Statements of Operations. Refer to “NOTE 12. CONTINGENCIES” for more information.

NOTE 7. INVENTORIES
Inventories consisted of the following for each of the periods presented:

	DECEMBER 29, 2018	DECEMBER 30, 2017	SEPTEMBER 30, 2018
	(In millions)
Finished goods	$524.3	$462.3	$292.1
Work-in-process	73.8	71.0	60.1
Raw materials	147.3	162.8	129.2
Total inventories	$745.4	$696.1	$481.4
Adjustments to reflect inventories at net realizable values were $8.3 million at December 29, 2018, $11.4 million at December 30, 2017 and $8.1 million at September 30, 2018.
NOTE 8. MARKETING AGREEMENT
The Scotts Company LLC (“Scotts LLC”) is the exclusive agent of Monsanto for the marketing and distribution of Monsanto’s consumer Roundup® non-selective weedkiller products in the consumer lawn and garden market in the United States and certain other specified countries pursuant to the Restated Marketing Agreement. The Restated Marketing Agreement covers Israel, China and every country throughout the Caribbean and the continents of North America and South America that is not subject to a comprehensive U.S. trade embargo or certain other embargoes and trade restrictions.
Unless Monsanto terminates the Restated Marketing Agreement due to an event of default by the Company, upon a termination of the Restated Marketing Agreement by Monsanto, in addition to other remedies that may be available to the Company, the Restated Marketing Agreement requires a termination fee payable to the Company equal to the greater of (1) $175.0 million or (2) four times (A) the average of the program earnings before interest and income taxes for the three trailing program years prior to the year of termination, minus (B) $186.4 million (the “Termination Fee”). The Company may terminate the Restated Marketing Agreement upon a material breach of the Restated Marketing Agreement by Monsanto or upon a material fraud or material willful misconduct committed by Monsanto, among other potential remedies, and in the event of such a termination by the Company, Monsanto is required to pay to the Company an amount equal to the Termination Fee. Upon a significant decline in either (i) Monsanto’s consumer Roundup® business of more than 25% compared to program year 2014; or (ii) the Roundup® brand, subject to certain terms and conditions, the Company may either terminate the Restated Marketing Agreement or continue the Restated Marketing Agreement and be entitled to receive an additional commission amount. The Restated Marketing Agreement also provides the Company with additional rights and remedies, including the right to terminate the Restated Marketing Agreement in certain circumstances and the right to indemnification for product liability claims relating to its marketing and distribution of Monsanto’s consumer Roundup® products in its capacity as Monsanto’s agent. The term of the Restated Marketing Agreement will continue indefinitely for all included markets unless and until otherwise terminated in accordance therewith.
The elements of the net commission and reimbursements earned under the Restated Marketing Agreement and included in “Net sales” are as follows:

	THREE MONTHS ENDED
	DECEMBER 29, 2018	DECEMBER 30, 2017
	(In millions)
Gross commission	$—	$0.1
Contribution expenses	(4.5)	(4.5)
Amortization of marketing fee	—	(0.2)
Net commission	(4.5)	(4.6)
Reimbursements associated with Restated Marketing Agreement	12.6	12.9
Total net sales associated with Restated Marketing Agreement	$8.1	$8.3

NOTE 9. DEBT
The components of the Company’s debt are as follows:

	DECEMBER 29, 2018	DECEMBER 30, 2017	SEPTEMBER 30, 2018
	(In millions)
Credit Facilities:
Revolving loans	$793.9	$798.8	$492.2
Term loans	790.0	270.0	790.0
Senior Notes – 5.250%	250.0	250.0	250.0
Senior Notes – 6.000%	400.0	400.0	400.0
Receivables facility	40.0	38.0	76.0
Other	16.3	34.5	17.5
Total debt	2,290.2	1,791.3	2,025.7
Less current portions	95.1	86.1	132.6
Less unamortized debt issuance costs	8.9	8.2	9.3
Long-term debt	$2,186.2	$1,697.0	$1,883.8
Credit Facilities
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
At December 29, 2018, the Company had letters of credit outstanding in the aggregate principal amount of $22.2 million, and $683.9 million of availability under the Fifth A&R Credit Agreement. The weighted average interest rates on average borrowings under the Fifth A&R Credit Agreement and the former credit agreement were 4.5% and 3.2% for the three months ended December 29, 2018 and December 30, 2017, respectively.
The Fifth A&R Credit Agreement contains, among other obligations, an affirmative covenant regarding the Company’s leverage ratio on the last day of each quarter calculated as average total indebtedness, divided by the Company’s earnings before interest, taxes, depreciation and amortization (“EBITDA”), as adjusted pursuant to the terms of the Fifth A&R Credit Agreement (“Adjusted EBITDA”). The maximum leverage ratio is: (i) 5.25 through the second quarter of fiscal 2019, (ii) 5.00 for the third quarter of fiscal 2019 through the first quarter of fiscal 2020, (iii) 4.75 for the second quarter of fiscal 2020 through the fourth quarter of fiscal 2020 and (iv) 4.50 for the first quarter of fiscal 2021 and thereafter. The Company’s leverage ratio was 4.48 at December 29, 2018. The Fifth A&R Credit Agreement also contains an affirmative covenant regarding the Company’s interest coverage ratio determined as of the end of each of its fiscal quarters. The interest coverage ratio is calculated as Adjusted EBITDA divided by interest expense, as described in the Fifth A&R Credit Agreement, and excludes costs related to refinancings. The minimum interest coverage ratio was 3.00 for the twelve months ended December 29, 2018. The Company’s interest coverage ratio was 5.17 for the twelve months ended December 29, 2018. The Fifth A&R Credit Agreement allows the Company to make unlimited restricted payments (as defined in the Fifth A&R Credit Agreement), including dividend payments and Common Share repurchases, as long as the leverage ratio resulting from the making of such restricted payments is 4.00 or less. Otherwise the Company may make further restricted payments in an aggregate amount for each fiscal year not to exceed the amount set forth in the Fifth A&R Credit Agreement for such fiscal year ($200.0 million for fiscal 2019 and $225.0 million for fiscal 2020 and thereafter).
Receivables Facility
Under the Master Repurchase Agreement (including the annexes thereto, the “Repurchase Agreement”) and a Master Framework Agreement (the “Framework Agreement” and, together with the Repurchase Agreement, the “Receivables Facility”), as amended, the Company may sell a portfolio of available and eligible outstanding customer accounts receivable to the purchasers and simultaneously agree to repurchase the receivables on a weekly basis. The Company accounts for the sale of receivables under the Receivables Facility as short-term debt and continues to carry the receivables on its Condensed Consolidated Balance Sheet, primarily as a result of the Company’s requirement to repurchase receivables sold. As of December 29, 2018 and December 30, 2017, there were $40.0 million and $38.0 million, respectively, in borrowings on receivables pledged as collateral under the Receivables Facility, and the carrying value of the receivables pledged as collateral was $44.4 million and $42.2 million, respectively. As of December 29, 2018 and December 30, 2017, there was $0.2 million and $0.1 million, respectively, of availability under the Receivables Facility.
Interest Rate Swap Agreements
The Company has outstanding interest rate swap agreements with major financial institutions that effectively convert a portion of the Company’s variable-rate debt to a fixed rate. The swap agreements had a maximum total U.S. dollar equivalent notional amount of $1,300.0 million at December 29, 2018, $1,300.0 million at December 30, 2017 and $800.0 million at September 30, 2018, respectively. Interest payments made between the effective date and expiration date are hedged by the swap agreements, except as noted below.
The notional amount, effective date, expiration date and rate of each of these swap agreements outstanding at December 29, 2018 are shown in the table below:

Notional Amount (in millions)		Effective Date (a)	Expiration Date	Fixed Rate
$150	(b)	2/7/2017	5/7/2019	2.12%
50	(b)	2/7/2017	5/7/2019	2.25%
50		2/28/2018	5/28/2019	2.01%
200	(c)	12/20/2016	6/20/2019	2.12%
250	(d)	1/8/2018	6/8/2020	2.09%
100		6/20/2018	10/20/2020	2.15%
200	(d)	11/7/2018	6/7/2021	2.87%
100		11/7/2018	7/7/2021	2.96%
200		11/7/2018	10/7/2021	2.98%

(a)	The effective date refers to the date on which interest payments were first hedged by the applicable swap agreement.

(b)	Interest payments made during the three-month period of each year that begins with the month and day of the effective date are hedged by the swap agreement.

(c)	Interest payments made during the six-month period of each year that begins with the month and day of the effective date are hedged by the swap agreement.

(d)	Notional amount adjusts in accordance with a specified seasonal schedule. This represents the maximum notional amount at any point in time.
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
5.250% Senior Notes
The fair value of the 5.250% Senior Notes was determined based on the trading of the 5.250% Senior Notes in the open market. The difference between the carrying value and the fair value of the 5.250% Senior Notes represents the premium or discount on that date. Based on the trading value on or around December 29, 2018, the fair value of the 5.250% Senior Notes was approximately $230.0 million. The fair value measurement for the 5.250% Senior Notes was classified in Level 1 of the fair value hierarchy.
6.000% Senior Notes
The fair value of the 6.000% Senior Notes was determined based on the trading of the 6.000% Senior Notes in the open market. The difference between the carrying value and the fair value of the 6.000% Senior Notes represents the premium or discount on that date. Based on the trading value on or around December 29, 2018, the fair value of the 6.000% Senior Notes was approximately $398.5 million. The fair value measurement for the 6.000% Senior Notes was classified in Level 1 of the fair value hierarchy.

Accounts Receivable Pledged
The interest rate on the short-term debt associated with accounts receivable pledged under the Receivables Facility fluctuated with the applicable LIBOR and thus the carrying value is a reasonable estimate of fair value. The fair value measurement for the Receivables Facility was classified in Level 2 of the fair value hierarchy.
Weighted Average Interest Rate
The weighted average interest rates on the Company’s debt were 4.8% and 4.7% for the three months ended December 29, 2018 and December 30, 2017, respectively.
NOTE 10. EQUITY
The following table provides a summary of the changes in total equity, equity attributable to controlling interest, and equity attributable to noncontrolling interests for the three months ended December 29, 2018 and December 30, 2017 (in millions):

	Common Shares and Capital in Excess of Stated Value	Retained Earnings	Treasury Shares	Accumulated Other Comprehensive Loss	Total Equity - Controlling Interest	Non-controlling Interest	Total Equity
Balance at September 30, 2017	$407.6	$978.2	$(667.8)	$(69.2)	$648.8	$12.9	$661.7
Net income (loss)	—	(21.2)	—	—	(21.2)	—	(21.2)
Other comprehensive income (loss)	—	—	—	1.0	1.0	—	1.0
Share-based compensation	6.0	—	—	—	6.0	—	6.0
Dividends declared ($0.530 per share)	—	(31.1)	—	—	(31.1)	—	(31.1)
Treasury share purchases	—	—	(96.6)	—	(96.6)	—	(96.6)
Treasury share issuances	—	—	1.6	—	1.6	—	1.6
Acquisition of remaining noncontrolling interest in Gavita	(5.7)	—	—	—	(5.7)	(7.9)	(13.6)
Balance at December 30, 2017	$407.9	$925.9	$(762.8)	$(68.2)	$502.8	$5.0	$507.8

Balance at September 30, 2018	$420.3	$919.9	$(939.6)	$(46.0)	$354.6	$5.0	$359.6
Adoption of new accounting pronouncements (Note 1)	—	26.0	—	(16.9)	9.1	—	9.1
Net income (loss)	—	(79.6)	—	—	(79.6)	(0.1)	(79.7)
Other comprehensive income (loss)	—	—	—	(12.4)	(12.4)	—	(12.4)
Share-based compensation	6.6	—	—	—	6.6	—	6.6
Dividends declared ($0.550 per share)	—	(30.9)	—	—	(30.9)	—	(30.9)
Treasury share issuances	(1.0)	—	1.9	—	0.9	—	0.9
Balance at December 29, 2018	$425.9	$835.4	$(937.7)	$(75.3)	$248.3	$4.9	$253.2
Share Repurchases
In August 2014, the Scotts Miracle-Gro Board of Directors authorized the repurchase of up to $500.0 million of Common Shares over a five-year period (effective November 1, 2014 through September 30, 2019). On August 3, 2016, Scotts Miracle-Gro announced that its Board of Directors authorized a $500.0 million increase to the share repurchase authorization ending on September 30, 2019. The amended authorization allows for repurchases of Common Shares of up to $1.0 billion through September 30, 2019. The authorization provides the Company with flexibility to purchase Common Shares from time to time in open market purchases or through privately negotiated transactions. All or part of the repurchases may be made under Rule 10b5-1 plans, which the Company may enter into from time to time and which enable the repurchases to occur on a more regular basis, or pursuant to accelerated share repurchases. The share repurchase authorization, which expires September 30, 2019, may be suspended or discontinued at any time, and there can be no guarantee as to the timing or amount of any repurchases. There were no share repurchases under the program during the three months ended December 29, 2018. During the three months ended December 30, 2017, Scotts Miracle-Gro repurchased 1.0 million Common Shares for $96.6 million. From the inception of this share repurchase program in the fourth quarter of fiscal 2014 through December 29, 2018, Scotts Miracle-Gro repurchased approximately 8.3 million Common Shares for $714.6 million.

Acquisition of Sunlight Supply
On June 4, 2018, Scotts Miracle-Gro issued 0.3 million Common Shares, which represented a carrying value of $20.7 million, out of its treasury shares for payment of a portion of the purchase price for the acquisition of Sunlight Supply.
Gavita
On October 2, 2017, the Company’s Hawthorne segment acquired the remaining 25% noncontrolling interest in Gavita, including Agrolux, for $69.2 million, plus payment of contingent consideration of $3.0 million. The carrying value of the 25% noncontrolling interest consisted of long-term debt of $55.6 million and noncontrolling interest of $7.9 million. The difference between purchase price and carrying value of $5.7 million was recognized in the “Common shares and capital in excess of $0.01 stated value per share” line within “Total equity—controlling interest” in the Condensed Consolidated Balance Sheets.
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
On October 30, 2017, Scotts Miracle-Gro issued 0.2 million upfront performance-based award units (the “Hawthorne PFAs”), covering a four-year performance period, with an estimated fair value of $20.2 million on the date of grant, to certain Hawthorne segment employees as part of its Project Focus initiative. These awards were to vest after approximately four years subject to the achievement of specific performance goals aligned with the strategic objectives of the Company’s Project Focus initiatives. Based on the extent to which the performance goals were achieved, vested shares were to range from 50 to 250 percent of the target award amount. The performance goals were based on cumulative Hawthorne non-GAAP adjusted earnings. These performance-based award units were to accrue cash dividend equivalents payable upon vesting of the awards. During the three months ended December 29, 2018, in light of Hawthorne’s acquisition of Sunlight Supply and the fiscal 2018 downturn in the Hawthorne business, the Company authorized the cancellation of the Hawthorne PFAs and the issuance of a one-time performance bonus grant for certain Hawthorne segment employees with targets based on specified levels of Hawthorne non-GAAP adjusted earnings, subject to participant consent.
Subsequent to December 29, 2018, the Company awarded restricted stock units, performance-based award units and deferred stock units representing 0.2 million Common Shares to employees and members of the Board of Directors with an estimated fair value of $17.1 million on the date of grant.
The following is a summary of the share-based awards granted during each of the periods indicated:

	THREE MONTHS ENDED
	DECEMBER 29, 2018	DECEMBER 30, 2017
Employees
Restricted stock units	2,576	4,914
Performance units	1,078	204,702
Board of Directors
Deferred stock units	1,445	449
Total share-based awards	5,099	210,065

Aggregate fair value at grant dates (in millions)	$0.4	$20.6
Total share-based compensation was as follows for each of the periods indicated:

	THREE MONTHS ENDED
	DECEMBER 29, 2018	DECEMBER 30, 2017
	(In millions)
Share-based compensation	$6.6	$6.0
Tax benefit recognized	1.7	2.3

NOTE 11. INCOME TAXES
The effective tax rates related to continuing operations for the three months ended December 29, 2018 and December 30, 2017 were 22.0% and 76.9%, respectively. The effective tax rate used for interim reporting purposes is based on management’s best estimate of factors impacting the effective tax rate for the full fiscal year and includes the impact of discrete items recognized in the quarter. There can be no assurance that the effective tax rate estimated for interim financial reporting purposes will approximate the effective tax rate determined at fiscal year end. At September 30, 2017, the Company had a net deferred tax liability of $157.5 million. During the three months ended December 30, 2017, the Company recognized a one-time $45.9 million net tax benefit adjustment reflecting the revaluation of its net deferred tax liability at the lower tax rate under the Act. In addition, as part of the Act, the Company recognized a one-time tax expense on deemed repatriated earnings and cash of foreign subsidiaries as required by the new law of $14.0 million, partially offset by the recognition and application of foreign tax credits associated with these foreign subsidiaries of $13.9 million.
SAB 118 provides guidance on accounting for the tax effects of the Act. In accordance with SAB 118, any necessary measurement adjustments will be recorded and disclosed within one year from the enactment date within the period the adjustments are determined. Accordingly, the Company has accounted for the various elements of the Act as follows:
Statutory Tax Rate Reduction: The Act reduces the federal corporate statutory tax rate to 21% effective January 1, 2018. As the Company’s fiscal year end falls on September 30, the federal corporate statutory tax rate for fiscal 2018 was prorated to 24.5%, with the statutory tax rate for fiscal 2019 and beyond at 21%. As a result of the reduction in statutory tax rate, the Company recorded a reduction in the value of its net deferred tax liability and a net benefit of $44.6 million was recorded in the “Income tax expense from continuing operations” line in the Consolidated Statement of Operations during fiscal 2018.
Deemed Repatriation Transition Tax: The Act requires companies to pay a mandatory one-time U.S. transition tax on deemed repatriation of certain undistributed earnings of foreign subsidiaries. For fiscal 2018, the Company estimated U.S. federal tax on the deemed repatriation of $21.2 million based on $97.8 million of undistributed earnings of foreign subsidiaries. This expense is largely offset by $18.2 million of foreign tax credits, $0.5 million of which was carried forward from prior periods and offset by a complete valuation allowance.
Other Provisions of the Act: Certain other aspects of the Act not expected to have a material effect on the Company’s financial statements are effective for fiscal year 2019. These include those related to performance based compensation and others related to international taxation such as Global Intangible Low-Taxed Income (“GILTI”), Foreign Derived Intangible Income (“FDII”), and the Base Erosion Anti-Abuse Tax (“BEAT”). The Company has elected to account for GILTI under the period cost method. Estimates for these provisions have been included as components of the Company’s annualized effective tax rate and recorded in the “Income tax benefit from continuing operations” line in the Condensed Consolidated Statement of Operations for the three months ended December 29, 2018.
Scotts Miracle-Gro or one of its subsidiaries files income tax returns in the U.S. federal jurisdiction and various state, local and foreign jurisdictions. Subject to the following exceptions, the Company is no longer subject to examination by these tax authorities for fiscal years prior to 2015. The Company is currently under examination by certain U.S. state and local tax authorities. The tax periods under examination are limited to fiscal years 2009 through 2017. In addition to the aforementioned audits, certain other tax deficiency notices and refund claims for previous years remain unresolved.
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

Regulatory Matters
At December 29, 2018, $4.2 million was accrued in the “Other liabilities” line in the Condensed Consolidated Balance Sheet for environmental actions, the majority of which are for site remediation. The amounts accrued are believed to be adequate to cover such known environmental exposures based on current facts and estimates of likely outcomes. Although it is reasonably possible that the costs to resolve such known environmental exposures will exceed the amounts accrued, any variation from accrued amounts is not expected to be material.
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
In connection with the sale of wild bird food products that were the subject of a voluntary recall in 2008, the Company, along with its Chief Executive Officer, have been named as defendants in four actions filed on and after June 27, 2012, which have been consolidated, and, on March 31, 2017, certified as a class action in the United States District Court for the Southern District of California as In re Morning Song Bird Food Litigation, Lead Case No. 3:12-cv-01592-JAH-AGS. The plaintiffs allege various statutory and common law claims associated with the Company’s sale of wild bird food products and a plea agreement entered into in previously pending government proceedings associated with such sales. The plaintiffs allege, among other things, a class action on behalf of all persons and entities in the United States who purchased certain bird food products. The plaintiffs assert: (i) hundreds of millions of dollars in monetary damages (actual, compensatory, consequential, and restitution); (ii) punitive and treble damages; (iii) injunctive and declaratory relief; (iv) pre-judgment and post-judgment interest; and (v) costs and attorneys’ fees. The Company and its Chief Executive Officer dispute the plaintiffs’ assertions and have vigorously defended the consolidated action. The parties reached an agreement to settle this matter, which the parties memorialized in a settlement agreement submitted to the Court for approval on December 7, 2018. On January 31, 2019, the Court preliminarily approved the settlement, and scheduled a final fairness hearing for June 3, 2019. At December 29, 2018, $85.0 million was accrued for a probable loss related to this matter in the “Other current liabilities” line in the Condensed Consolidated Balance Sheet. During the three months ended December 29, 2018, the Company recognized insurance recoveries of $5.0 million related to this matter in the “Income (loss) from discontinued operations, net of tax” line in the Condensed Consolidated Statements of Operations. There can be no assurance that future developments with respect to this action, whether as a result of an adverse outcome or as a result of significant defense costs, will not have a material adverse effect on the Company’s financial condition, results of operations or cash flows.
The Company was named as a defendant in In re Scotts EZ Seed Litigation, Case No. 12-cv-4727 (VB), a New York and California class action lawsuit filed August 9, 2012 in the United States District Court for the Southern District of New York that asserted claims under false advertising and other legal theories based on a marketing statement on the Company’s EZ Seed grass seed product from 2009 to 2012. The plaintiffs sought, on behalf of themselves and purported class members, various forms of monetary and non-monetary relief, including statutory damages that they contend could amount to hundreds of millions of dollars. The Company defended the action vigorously, and disputed the plaintiffs’ claims and theories, including the recoverability of statutory damages. In 2017, the Court eliminated certain claims, narrowed the case in certain respects, and permitted the case to continue proceeding as a class action. On August 7, 2017, the Court requested briefs on the Company’s request for interlocutory review of issues relating to the recoverability of statutory damages in a class action by the United States Court of Appeals for the Second Circuit and, on August 31, 2017, approved that request. On January 8, 2018, however, the Second Circuit denied the interlocutory appeal request. The parties engaged in mediation on April 9, 2018 and agreed in principle to a preliminary settlement of the outstanding claims on April 10, 2018. The preliminary settlement required the Company to pay certain attorneys’ and administrative fees and provide certain payments to the class members. The preliminary settlement was approved by the court on December 19, 2018, and this case is now resolved, pending the final payment of the claims made by class members (which is currently underway and should conclude by February 28, 2019). At December 29, 2018, $12.2 million was accrued for a probable loss related to this matter in the “Other current liabilities” line in the Condensed Consolidated Balance Sheet. During the three months ended December 29, 2018, the Company recognized a charge of $0.5 million for a probable loss related to this matter in the “Impairment, restructuring and other” line in the Condensed Consolidated Statements of Operations. The resolution of the claims process may result in additional losses in excess of the amount accrued, however, the Company does not believe a reasonably possible loss in excess of the amount accrued would be material to, nor have a material adverse effect on, the Company’s financial condition, results of operations or cash flows.
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
Exchange Rate Risk Management
The Company uses currency forward contracts to manage the exchange rate risk associated with intercompany loans and certain other balances denominated in foreign currencies. At December 29, 2018, the notional amount of outstanding currency forward contracts was $117.5 million, with a fair value of $0.5 million. At December 30, 2017, the notional amount of outstanding currency forward contracts was $302.3 million, with a fair value of $(4.7) million. At September 30, 2018, the notional amount of outstanding currency forward contracts was $117.2 million, with a fair value of $(0.6) million. The fair value of currency forward contracts is determined using forward rates in commonly quoted intervals for the full term of the contracts. The outstanding contracts will mature over the next fiscal quarter.
Interest Rate Risk Management
The Company enters into interest rate swap agreements as a means to hedge its variable interest rate risk on debt instruments. Net amounts to be received or paid under the swap agreements are reflected as adjustments to interest expense. Since the interest rate swap agreements have been designated as hedging instruments, unrealized gains or losses resulting from adjusting these swaps to fair value are recorded as elements of AOCI within the Condensed Consolidated Balance Sheets. The fair value of the swap agreements is determined based on the present value of the estimated future net cash flows using implied rates in the applicable yield curve as of the valuation date.
The Company has outstanding interest rate swap agreements with major financial institutions that effectively convert a portion of the Company’s variable-rate debt to a fixed rate. The swap agreements had a maximum total U.S. dollar equivalent notional amount of $1,300.0 million at December 29, 2018, $1,300.0 million at December 30, 2017 and $800.0 million at September 30, 2018. Refer to “NOTE 9. DEBT” for the terms of the swap agreements outstanding at December 29, 2018. Included in the AOCI balance at December 29, 2018 was a gain of $0.1 million related to interest rate swap agreements that is expected to be reclassified to earnings during the next twelve months, consistent with the timing of the underlying hedged transactions.
Commodity Price Risk Management
The Company enters into hedging arrangements designed to fix the price of a portion of its projected future urea requirements. The contracts are designated as hedges of the Company’s exposure to future cash flow fluctuations associated with the cost of urea. The objective of the hedges is to mitigate the earnings and cash flow volatility attributable to the risk of changing prices. Since the contracts have been designated as hedging instruments, unrealized gains or losses resulting from adjusting these contracts to fair value are recorded as elements of AOCI within the Condensed Consolidated Balance Sheets. Realized gains or losses remain as a component of AOCI until the related inventory is sold. Upon sale of the underlying inventory, the gain or loss is reclassified to cost of sales. Included in the AOCI balance at December 29, 2018 was a gain of $0.6 million related to urea derivatives that is expected to be reclassified to earnings during the next twelve months, consistent with the timing of the underlying hedged transactions.
The Company also uses derivatives to partially mitigate the effect of fluctuating diesel and resin costs on operating results. These financial instruments are carried at fair value within the Condensed Consolidated Balance Sheets. Changes in the fair value of derivative contracts that qualify for hedge accounting are recorded in AOCI. The effective portion of the change in fair value remains as a component of AOCI until the related commodity is consumed, at which time the accumulated gain or loss on the derivative contract is reclassified to cost of sales. Changes in the fair value of derivatives that do not qualify for hedge accounting are recorded as an element of cost of sales. At December 29, 2018, there were no amounts included within AOCI.

The Company had the following outstanding commodity contracts that were entered into to hedge forecasted purchases:

COMMODITY	DECEMBER 29, 2018	DECEMBER 30, 2017	SEPTEMBER 30, 2018
Urea	52,000 tons	40,500 tons	88,000 tons
Resin	12,600,000 pounds	—	—
Diesel	4,410,000 gallons	4,536,000 gallons	5,460,000 gallons
Heating Oil	1,218,000 gallons	1,344,000 gallons	1,218,000 gallons
Fair Values of Derivative Instruments
The fair values of the Company’s derivative instruments were as follows:

		ASSETS / (LIABILITIES)
DERIVATIVES DESIGNATED AS HEDGING INSTRUMENTS	BALANCE SHEET LOCATION	DECEMBER 29, 2018	DECEMBER 30, 2017	SEPTEMBER 30, 2018
		(In millions)
Interest rate swap agreements	Prepaid and other current assets	$1.8	$1.4	$2.0
	Other assets	0.6	0.2	1.8
	Other current liabilities	(1.6)	(1.0)	—
	Other liabilities	(3.1)	—	—
Commodity hedging instruments	Prepaid and other current assets	0.8	2.6	6.1
Total derivatives designated as hedging instruments		$(1.5)	$3.2	$9.9

DERIVATIVES NOT DESIGNATED AS HEDGING INSTRUMENTS	BALANCE SHEET LOCATION
Currency forward contracts	Prepaid and other current assets	$0.8	$0.4	$0.9
	Other current liabilities	(0.3)	(5.1)	(1.5)
Commodity hedging instruments	Prepaid and other current assets	—	1.8	1.7
	Other current liabilities	(2.4)	—	—
Total derivatives not designated as hedging instruments		(1.9)	(2.9)	1.1
Total derivatives		$(3.4)	$0.3	$11.0

The effect of derivative instruments on AOCI and the Condensed Consolidated Statements of Operations was as follows:

DERIVATIVES IN CASH FLOW HEDGING RELATIONSHIPS	AMOUNT OF GAIN / (LOSS) RECOGNIZED IN AOCI
	THREE MONTHS ENDED
	DECEMBER 29, 2018	DECEMBER 30, 2017
	(In millions)
Interest rate swap agreements	$(4.6)	$0.4
Commodity hedging instruments	(3.3)	0.4
Total	$(7.9)	$0.8

DERIVATIVES IN CASH FLOW HEDGING RELATIONSHIPS	RECLASSIFIED FROM AOCI INTO STATEMENT OF OPERATIONS	AMOUNT OF GAIN / (LOSS)
		THREE MONTHS ENDED
		DECEMBER 29, 2018	DECEMBER 30, 2017
		(In millions)
Interest rate swap agreements	Interest expense	$(0.1)	$0.1
Commodity hedging instruments	Cost of sales	0.2	—
Total		$0.1	$0.1

DERIVATIVES NOT DESIGNATED AS HEDGING INSTRUMENTS	RECOGNIZED IN STATEMENT OF OPERATIONS	AMOUNT OF GAIN / (LOSS)
		THREE MONTHS ENDED
		DECEMBER 29, 2018	DECEMBER 30, 2017
		(In millions)
Currency forward contracts	Other income, net	$3.5	$(2.6)
Commodity hedging instruments	Cost of sales	(3.7)	1.3
Total		$(0.2)	$(1.3)
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

The following table presents the Company’s financial assets and liabilities measured at fair value on a recurring basis at December 29, 2018:

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Unobservable Inputs (Level 3)	Total
	(In millions)
Assets
Cash equivalents	$1.1	$—	$—	$1.1
Derivatives
Interest rate swap agreements	—	2.4	—	2.4
Currency forward contracts	—	0.8	—	0.8
Commodity hedging instruments	—	0.8	—	0.8
Other	18.2	—	13.0	31.2
Total	$19.3	$4.0	$13.0	$36.3
Liabilities
Derivatives
Interest rate swap agreements	$—	$(4.7)	$—	$(4.7)
Currency forward contracts	—	(0.3)	—	(0.3)
Commodity hedging instruments	—	(2.4)	—	(2.4)
Other	—	—	(0.9)	(0.9)
Total	$—	$(7.4)	$(0.9)	$(8.3)
The following table presents the Company’s financial assets and liabilities measured at fair value on a recurring basis at December 30, 2017:

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Unobservable Inputs (Level 3)	Total
	(In millions)
Assets
Cash equivalents	$30.9	$—	$—	$30.9
Derivatives
Interest rate swap agreements	—	1.6	—	1.6
Currency forward contracts	—	0.4	—	0.4
Commodity hedging instruments	—	4.4	—	4.4
Other	17.2	—	11.8	29.0
Total	$48.1	$6.4	$11.8	$66.3
Liabilities
Derivatives
Interest rate swap agreements	$—	$(1.0)	$—	$(1.0)
Currency forward contracts	—	(5.1)	—	(5.1)
Total	$—	$(6.1)	$—	$(6.1)

The following table presents the Company’s financial assets and liabilities measured at fair value on a recurring basis at September 30, 2018:

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Unobservable Inputs (Level 3)	Total
	(In millions)
Assets
Cash equivalents	$1.4	$—	$—	$1.4
Derivatives
Interest rate swap agreements	—	3.8	—	3.8
Currency forward contracts	—	0.9	—	0.9
Commodity hedging instruments	—	7.8	—	7.8
Other	19.4	—	13.0	32.4
Total	$20.8	$12.5	$13.0	$46.3
Liabilities
Derivatives
Currency forward contracts	$—	$(1.5)	$—	$(1.5)
Other	—	—	(0.9)	(0.9)
Total	$—	$(1.5)	$(0.9)	$(2.4)
NOTE 15. SEGMENT INFORMATION
The Company divides its operations into three reportable business segments: U.S. Consumer, Hawthorne and Other. U.S. Consumer consists of the Company’s consumer lawn and garden business located in the geographic United States. Hawthorne consists of the Company’s indoor, urban and hydroponic gardening business. Other consists of the Company’s consumer lawn and garden business in geographies other than the U.S. and the Company’s product sales to commercial nurseries, greenhouses and other professional customers. Corporate consists of general and administrative expenses and certain other income/expense items not allocated to the business segments. This identification of reportable segments is consistent with how the segments report to and are managed by the chief operating decision maker of the Company.
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

The following tables present financial information for the Company’s reportable segments for the periods indicated:

	THREE MONTHS ENDED
	DECEMBER 29, 2018	DECEMBER 30, 2017
	(In millions)
Net sales:
U.S. Consumer	$136.9	$125.9
Hawthorne	140.8	76.7
Other	20.4	18.9
Consolidated	$298.1	$221.5

Segment Profit (Loss):
U.S. Consumer	$(43.1)	$(37.9)
Hawthorne	4.4	1.7
Other	(4.0)	(4.0)
Total Segment Loss	(42.7)	(40.2)
Corporate	(27.9)	(25.0)
Intangible asset amortization	(8.3)	(6.9)
Impairment, restructuring and other	(6.0)	0.2
Equity in income of unconsolidated affiliates	1.3	0.6
Interest expense	(25.2)	(17.8)
Other non-operating income, net	2.9	2.5
Loss from continuing operations before income taxes	$(105.9)	$(86.6)

	DECEMBER 29, 2018	DECEMBER 30, 2017	SEPTEMBER 30, 2018
	(In millions)
Total assets:
U.S. Consumer	$1,889.5	$1,836.1	$1,702.2
Hawthorne	961.2	674.4	978.6
Other	163.7	169.4	161.3
Corporate	210.8	230.9	212.4
Consolidated	$3,225.2	$2,910.8	$3,054.5

The following table presents net sales by product category:

	THREE MONTHS ENDED
	DECEMBER 29, 2018	DECEMBER 30, 2017
	(In millions)
US Consumer:
Lawn care	$49.7	$35.0
Growing media	38.3	37.6
Controls	30.2	31.4
Roundup® Restated Marketing Agreement	8.1	8.3
Other, primarily gardening and landscape	10.6	13.6
Hawthorne:
Indoor, urban and hydroponic gardening	140.8	76.7
Other:
Growing media	10.9	11.0
Other, primarily lawn care, gardening and controls	9.5	7.9
Total net sales	$298.1	$221.5

The following table presents net sales by geographic area:

	THREE MONTHS ENDED
	DECEMBER 29, 2018	DECEMBER 30, 2017
	(In millions)
Net sales:
United States	$246.9	$162.5
International	51.2	59.0
	$298.1	$221.5

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
The following 100% directly or indirectly owned subsidiaries fully and unconditionally guarantee at December 29, 2018 the 6.000% and 5.250% Senior Notes on a joint and several basis: Gutwein & Co., Inc.; Hyponex Corporation; Miracle-Gro Lawn Products, Inc.; OMS Investments, Inc.; Rod McLellan Company; Sanford Scientific, Inc.; Scotts Temecula Operations, LLC; Scotts Manufacturing Company; Scotts Products Co.; Scotts Professional Products Co.; Scotts-Sierra Investments LLC; SMG Growing Media, Inc.; Swiss Farms Products, Inc.; SMGM LLC; The Scotts Company LLC; The Hawthorne Gardening Company; Hawthorne Hydroponics LLC; HGCI, Inc.; GenSource, Inc.; SLS Holdings, Inc. and SMG ITO Holdings, Inc. (collectively, the “Guarantors”).
The following information presents Condensed Consolidating Statements of Operations for the three months ended December 29, 2018 and December 30, 2017, Condensed Consolidating Statements of Comprehensive Income (Loss) for the three months ended December 29, 2018 and December 30, 2017, Condensed Consolidating Statements of Cash Flows for the three months ended December 29, 2018 and December 30, 2017, and Condensed Consolidating Balance Sheets as of December 29, 2018, December 30, 2017 and September 30, 2018. The condensed consolidating financial information presents, in separate columns, financial information for: Scotts Miracle-Gro on a Parent-only basis, carrying its investment in subsidiaries under the equity method; Guarantors on a combined basis, carrying their investments in subsidiaries which do not guarantee the debt (collectively, the “Non-Guarantors”) under the equity method; Non-Guarantors on a combined basis; and eliminating entries. The eliminating entries primarily reflect intercompany transactions, such as interest expense, accounts receivable and payable, short and long-term debt, and the elimination of equity investments, return on investments and income in subsidiaries. Because the Parent is obligated to pay the unpaid principal amount and interest on all amounts borrowed by the Guarantors or Non-Guarantors under the credit facility (and was obligated to pay the unpaid principal amount and interest on all amounts borrowed by the Guarantors and Non-Guarantors under the previous senior secured five-year revolving loan facility), the borrowings and related interest expense for the loans outstanding of the Guarantors and Non-Guarantors are also presented in the accompanying Parent-only financial information, and are then eliminated. Included in the Parent Condensed Consolidating Statement of Cash Flows for the three months ended December 29, 2018 and December 30, 2017 are $49.1 million and $182.5 million, respectively, of dividends paid by the Guarantors and Non-Guarantors to the Parent representing return of investments and as such are classified within cash flows from investing activities.

THE SCOTTS MIRACLE-GRO COMPANY
Condensed Consolidating Statement of Operations
for the three months ended December 29, 2018
(In millions)
(Unaudited)

	Parent	Subsidiary Guarantors	Non- Guarantors	Eliminations/ Consolidations	Consolidated
Net sales	$—	$232.1	$66.0	$—	$298.1
Cost of sales	—	206.9	54.2	—	261.1
Cost of sales—impairment, restructuring and other	—	2.2	0.3	—	2.5
Gross profit	—	23.0	11.5	—	34.5
Operating expenses:
Selling, general and administrative	—	101.4	14.6	0.3	116.3
Impairment, restructuring and other	—	3.4	0.1	—	3.5
Other (income) expense, net	(0.2)	0.1	(0.3)	—	(0.4)
Income (loss) from operations	0.2	(81.9)	(2.9)	(0.3)	(84.9)
Equity (income) loss in subsidiaries	69.3	(1.5)	—	(67.8)	—
Equity in (income) loss of unconsolidated affiliates	—	(1.4)	0.1	—	(1.3)
Interest expense	18.8	18.3	0.9	(12.8)	25.2
Other non-operating (income) expense, net	(5.9)	(2.3)	(7.5)	12.8	(2.9)
Income (loss) from continuing operations before income taxes	(82.0)	(95.0)	3.6	67.5	(105.9)
Income tax expense (benefit) from continuing operations	(2.8)	(21.3)	0.8	—	(23.3)
Income (loss) from continuing operations	(79.2)	(73.7)	2.8	67.5	(82.6)
Income (loss) from discontinued operations, net of tax	—	3.0	(0.1)	—	2.9
Net income (loss)	$(79.2)	$(70.7)	$2.7	$67.5	$(79.7)
Net (income) loss attributable to noncontrolling interest	—	—	—	0.1	0.1
Net income (loss) attributable to controlling interest	$(79.2)	$(70.7)	$2.7	$67.6	$(79.6)

THE SCOTTS MIRACLE-GRO COMPANY
Condensed Consolidating Statement of Comprehensive Income (Loss)
for the three months ended December 29, 2018
(In millions)
(Unaudited)

	Parent	Subsidiary Guarantors	Non- Guarantors	Eliminations/ Consolidations	Consolidated
Net income (loss)	$(79.2)	$(70.7)	$2.7	$67.5	$(79.7)
Other comprehensive income (loss), net of tax:
Net foreign currency translation adjustment	(5.3)	—	(5.3)	5.3	(5.3)
Net change in derivatives	(8.0)	(3.5)	—	3.5	(8.0)
Net change in pension and other post-retirement benefits	0.9	0.1	0.8	(0.9)	0.9
Total other comprehensive income (loss)	(12.4)	(3.4)	(4.5)	7.9	(12.4)
Comprehensive income (loss)	(91.6)	(74.1)	(1.8)	75.4	(92.1)
Comprehensive (income) loss attributable to noncontrolling interest	—	—	—	0.1	0.1
Comprehensive income (loss) attributable to controlling interest	$(91.6)	$(74.1)	$(1.8)	$75.5	$(92.0)

THE SCOTTS MIRACLE-GRO COMPANY
Condensed Consolidating Statement of Cash Flows
for the three months ended December 29, 2018
(In millions)
(Unaudited)

	Parent	Subsidiary Guarantors	Non- Guarantors	Eliminations/ Consolidations	Consolidated
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	$(19.1)	$(193.6)	$(20.7)	$—	$(233.4)

INVESTING ACTIVITIES (a)
Investments in property, plant and equipment	—	(12.1)	(0.6)	—	(12.7)
Investments in acquired businesses, net of cash acquired	—	(6.6)	—	—	(6.6)
Other investing, net	—	0.9	1.3	—	2.2
Return of investments from affiliates	49.1	—	—	(49.1)	—
Investing cash flows from (to) affiliates	(0.2)	(2.3)	—	2.5	—
Net cash provided by (used in) investing activities	48.9	(20.1)	0.7	(46.6)	(17.1)

FINANCING ACTIVITIES
Borrowings under revolving and bank lines of credit and term loans	—	347.6	39.2	—	386.8
Repayments under revolving and bank lines of credit and term loans	—	(86.6)	(29.7)	—	(116.3)
Dividends paid	(30.4)	(49.1)	—	49.1	(30.4)
Purchase of Common Shares	(0.5)	—	—	—	(0.5)
Payments on seller notes	—	(0.8)	—	—	(0.8)
Cash received from exercise of stock options	1.1	—	—	—	1.1
Financing cash flows from (to) affiliates	—	0.2	2.3	(2.5)	—
Net cash provided by (used in) financing activities	(29.8)	211.3	11.8	46.6	239.9
Effect of exchange rate changes on cash	—	—	(0.7)	—	(0.7)
Net increase (decrease) in cash and cash equivalents	—	(2.4)	(8.9)	—	(11.3)
Cash and cash equivalents at beginning of period	—	3.0	30.9	—	33.9
Cash and cash equivalents at end of period	$—	$0.6	$22.0	$—	$22.6

(a)
Cash received by the Parent from the Guarantors and Non-Guarantors in the form of dividends in the amount of $49.1 million represent return of investments and are included in cash flows from investing activities.

THE SCOTTS MIRACLE-GRO COMPANY
Condensed Consolidating Balance Sheet
As of December 29, 2018
(In millions)
(Unaudited)

	Parent	Subsidiary Guarantors	Non- Guarantors	Eliminations/ Consolidations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$—	$0.6	$22.0	$—	$22.6
Accounts receivable, net	—	107.2	56.6	—	163.8
Accounts receivable pledged	—	44.4	—	—	44.4
Inventories	—	659.3	86.1	—	745.4
Prepaid and other current assets	2.0	79.2	21.3	—	102.5
Total current assets	2.0	890.7	186.0	—	1,078.7
Investment in unconsolidated affiliates	—	36.6	0.7	—	37.3
Property, plant and equipment, net	—	458.8	61.0	—	519.8
Goodwill	—	420.1	108.0	11.6	539.7
Intangible assets, net	—	745.7	93.9	7.2	846.8
Other assets	9.7	163.5	29.7	—	202.9
Equity investment in subsidiaries	746.1	—	—	(746.1)	—
Intercompany assets	1,736.3	—	2.0	(1,738.3)	—
Total assets	$2,494.1	$2,715.4	$481.3	$(2,465.6)	$3,225.2

LIABILITIES AND EQUITY
Current liabilities:
Current portion of debt	$47.7	$81.7	$13.4	$(47.7)	$95.1
Accounts payable	—	206.1	30.9	—	237.0
Other current liabilities	10.6	228.9	23.0	—	262.5
Total current liabilities	58.3	516.7	67.3	(47.7)	594.6
Long-term debt	2,185.0	1,438.7	106.4	(1,543.9)	2,186.2
Distributions in excess of investment in unconsolidated affiliate	—	21.9	—	—	21.9
Other liabilities	2.5	140.4	26.4	—	169.3
Equity investment in subsidiaries	—	2.5	—	(2.5)	—
Intercompany liabilities	—	119.8	—	(119.8)	—
Total liabilities	2,245.8	2,240.0	200.1	(1,713.9)	2,972.0
Total equity—controlling interest	248.3	475.4	281.2	(756.6)	248.3
Noncontrolling interest	—	—	—	4.9	4.9
Total equity	248.3	475.4	281.2	(751.7)	253.2
Total liabilities and equity	$2,494.1	$2,715.4	$481.3	$(2,465.6)	$3,225.2

THE SCOTTS MIRACLE-GRO COMPANY
Condensed Consolidating Statement of Operations
for the three months ended December 30, 2017
(In millions)
(Unaudited)

	Parent	Subsidiary Guarantors	Non- Guarantors	Eliminations/ Consolidations	Consolidated
Net sales	$—	$147.5	$74.0	$—	$221.5
Cost of sales	—	127.0	60.5	—	187.5
Gross profit	—	20.5	13.5	—	34.0
Operating expenses:
Selling, general and administrative	—	90.4	17.5	0.3	108.2
Impairment, restructuring and other	—	(0.2)	—	—	(0.2)
Other (income) expense, net	(0.2)	(1.1)	(0.8)	—	(2.1)
Income (loss) from operations	0.2	(68.6)	(3.2)	(0.3)	(71.9)
Equity (income) loss in subsidiaries	18.0	1.0	—	(19.0)	—
Other non-operating (income) loss	(3.9)	—	(4.7)	8.6	—
Equity in (income) loss of unconsolidated affiliates	—	(0.5)	(0.1)	—	(0.6)
Interest expense	16.9	8.8	0.7	(8.6)	17.8
Other non-operating (income) expense, net	—	(2.5)	—	—	(2.5)
Income (loss) from continuing operations before income taxes	(30.8)	(75.4)	0.9	18.7	(86.6)
Income tax expense (benefit) from continuing operations	(9.8)	(57.5)	0.7	—	(66.6)
Income (loss) from continuing operations	(21.0)	(17.9)	0.2	18.7	(20.0)
Income (loss) from discontinued operations, net of tax	—	(0.2)	(1.0)	—	(1.2)
Net income (loss)	$(21.0)	$(18.1)	$(0.8)	$18.7	$(21.2)
Net (income) loss attributable to noncontrolling interest	—	—	—	—	—
Net income (loss) attributable to controlling interest	$(21.0)	$(18.1)	$(0.8)	$18.7	$(21.2)

THE SCOTTS MIRACLE-GRO COMPANY
Condensed Consolidating Statement of Comprehensive Income (Loss)
for the three months ended December 30, 2017
(In millions)
(Unaudited)

	Parent	Subsidiary Guarantors	Non- Guarantors	Eliminations/ Consolidations	Consolidated
Net income (loss)	$(21.0)	$(18.1)	$(0.8)	$18.7	$(21.2)
Other comprehensive income (loss), net of tax:
Net foreign currency translation adjustment	—	—	—	—	—
Net change in derivatives	0.7	0.4	—	(0.4)	0.7
Net change in pension and other post-retirement benefits	0.3	0.1	0.2	(0.3)	0.3
Total other comprehensive income (loss)	1.0	0.5	0.2	(0.7)	1.0
Comprehensive income (loss)	(20.0)	(17.6)	(0.6)	18.0	(20.2)
Comprehensive (income) loss attributable to noncontrolling interest	—	—	—	—	—
Comprehensive income (loss) attributable to controlling interest	$(20.0)	$(17.6)	$(0.6)	$18.0	$(20.2)

THE SCOTTS MIRACLE-GRO COMPANY
Condensed Consolidating Statement of Cash Flows
for the three months ended December 30, 2017
(In millions)
(Unaudited)

	Parent	Subsidiary Guarantors	Non- Guarantors	Eliminations/ Consolidations	Consolidated
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES (a)	$9.6	$(239.2)	$19.6	$(0.5)	$(210.5)

INVESTING ACTIVITIES (a)
Investments in property, plant and equipment	—	(17.3)	(2.1)	—	(19.4)
Investments in loans receivable	—	(5.3)	—	—	(5.3)
Investments in acquired businesses, net of cash acquired	—	(40.5)	(29.5)	—	(70.0)
Return of investments from affiliates	182.5	—	—	(182.5)	—
Investing cash flows from (to) affiliates	(66.4)	(66.9)	—	133.3	—
Net cash provided by (used in) investing activities	116.1	(130.0)	(31.6)	(49.2)	(94.7)

FINANCING ACTIVITIES
Borrowings under revolving and bank lines of credit and term loans	—	534.6	38.8	—	573.4
Repayments under revolving and bank lines of credit and term loans	—	(86.7)	(49.3)	—	(136.0)
Dividends paid	(30.5)	(182.5)	(0.5)	183.0	(30.5)
Purchase of Common Shares	(96.2)	—	—	—	(96.2)
Payments on seller notes	—	—	(3.0)	—	(3.0)
Cash received from exercise of stock options	1.0	—	—	—	1.0
Acquisition of noncontrolling interests	—	—	(70.1)	—	(70.1)
Financing cash flows from (to) affiliates	—	66.4	66.9	(133.3)	—
Net cash provided by (used in) financing activities	(125.7)	331.8	(17.2)	49.7	238.6
Effect of exchange rate changes on cash	—	—	0.6	—	0.6
Net increase (decrease) in cash and cash equivalents	—	(37.4)	(28.6)	—	(66.0)
Cash and cash equivalents at beginning of period	—	39.8	80.7	—	120.5
Cash and cash equivalents at end of period	$—	$2.4	$52.1	$—	$54.5

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

THE SCOTTS MIRACLE-GRO COMPANY
Condensed Consolidating Balance Sheet
As of December 30, 2017
(In millions)
(Unaudited)

	Parent	Subsidiary Guarantors	Non- Guarantors	Eliminations/ Consolidations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$—	$2.4	$52.1	$—	$54.5
Accounts receivable, net	—	77.4	51.0	—	128.4
Accounts receivable pledged	—	42.2	—	—	42.2
Inventories	—	605.9	90.2	—	696.1
Prepaid and other current assets	1.4	43.2	17.1	—	61.7
Total current assets	1.4	771.1	210.4	—	982.9
Investment in unconsolidated affiliates	—	30.9	0.8	—	31.7
Property, plant and equipment, net	—	398.3	65.8	—	464.1
Goodwill	—	322.9	130.3	11.6	464.8
Intangible assets, net	—	639.5	135.4	8.5	783.4
Other assets	7.7	166.3	9.9	—	183.9
Equity investment in subsidiaries	1,125.8	—	—	(1,125.8)	—
Intercompany assets	1,087.5	157.5	—	(1,245.0)	—
Total assets	$2,222.4	$2,486.5	$552.6	$(2,350.7)	$2,910.8

LIABILITIES AND EQUITY
Current liabilities:
Current portion of debt	$15.0	$55.7	$30.4	$(15.0)	$86.1
Accounts payable	—	194.3	28.9	—	223.2
Other current liabilities	8.7	117.8	35.3	—	161.8
Total current liabilities	23.7	367.8	94.6	(15.0)	471.1
Long-term debt	1,695.6	998.7	56.5	(1,053.8)	1,697.0
Distributions in excess of investment in unconsolidated affiliate	—	21.9	—	—	21.9
Other liabilities	0.3	148.1	59.6	5.0	213.0
Equity investment in subsidiaries	—	59.4	—	(59.4)	—
Intercompany liabilities	—	—	152.9	(152.9)	—
Total liabilities	1,719.6	1,595.9	363.6	(1,276.1)	2,403.0
Total equity—controlling interest	502.8	890.6	189.0	(1,079.6)	502.8
Noncontrolling interest	—	—	—	5.0	5.0
Total equity	502.8	890.6	189.0	(1,074.6)	507.8
Total liabilities and equity	$2,222.4	$2,486.5	$552.6	$(2,350.7)	$2,910.8

THE SCOTTS MIRACLE-GRO COMPANY
Condensed Consolidating Balance Sheet
As of September 30, 2018
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
This MD&A should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in Scotts Miracle-Gro’s Annual Report on Form 10-K for the fiscal year ended September 30, 2018 (the “2018 Annual Report”).
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
Our operations are divided into three reportable business segments: U.S. Consumer, Hawthorne and Other. U.S. Consumer consists of our consumer lawn and garden business located in the geographic United States. Hawthorne consists of our indoor, urban and hydroponic gardening business. Other consists of our consumer lawn and garden business in geographies other than the U.S. and our product sales to commercial nurseries, greenhouses and other professional customers. Corporate consists of general and administrative expenses and certain other income/expense items not allocated to the business segments. This division of reportable segments is consistent with how the segments report to and are managed by our chief operating decision maker.
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

	Percent of Net Sales from Continuing Operations by Quarter
	2018	2017	2016
First Quarter	8.3%	7.8%	6.1%
Second Quarter	38.1%	41.1%	44.6%
Third Quarter	37.3%	36.8%	35.4%
Fourth Quarter	16.3%	14.3%	13.9%
In August 2014, the Scotts Miracle-Gro Board of Directors authorized the repurchase of up to $500.0 million of common shares of Scotts Miracle-Gro (“Common Shares”) over a five-year period (effective November 1, 2014 through September 30, 2019). On August 3, 2016, Scotts Miracle-Gro announced that its Board of Directors authorized a $500.0 million increase to the share repurchase authorization ending on September 30, 2019. The amended authorization allows for repurchases of Common Shares of up to $1.0 billion through September 30, 2019. There were no share repurchases under the program during the three months ended December 29, 2018. From the inception of this share repurchase program in the fourth quarter of fiscal 2014 through December 29, 2018, Scotts Miracle-Gro repurchased approximately 8.3 million Common Shares for $714.6 million.

RESULTS OF OPERATIONS
The following table sets forth the components of income and expense as a percentage of net sales:

	THREE MONTHS ENDED
	DECEMBER 29, 2018	DECEMBER 30, 2017
Net sales	100.0%	100.0%
Cost of sales	87.6	84.7
Cost of sales—impairment, restructuring and other	0.8	—
Gross profit	11.6	15.3
Operating expenses:
Selling, general and administrative	39.0	48.8
Impairment, restructuring and other	1.2	(0.1)
Other income, net	(0.1)	(0.9)
Loss from operations	(28.5)	(32.5)
Equity in income of unconsolidated affiliates	(0.4)	(0.3)
Interest expense	8.5	8.0
Other non-operating income, net	(1.0)	(1.1)
Loss from continuing operations before income taxes	(35.5)	(39.1)
Income tax benefit from continuing operations	(7.8)	(30.1)
Loss from continuing operations	(27.7)	(9.0)
Income (loss) from discontinued operations, net of tax	1.0	(0.5)
Net loss	(26.7)%	(9.6)%
The sum of the components may not equal due to rounding.
Net Sales
Net sales for the three months ended December 29, 2018 were $298.1 million, an increase of 34.6% from net sales of $221.5 million for the three months ended December 30, 2017. These changes in net sales were attributable to the following:

THREE MONTHS ENDED
DECEMBER 29, 2018
Acquisitions	32.3%
Volume	4.6
Foreign exchange rates	(1.1)
Pricing	(1.2)
Change in net sales	34.6%
The increase in net sales for the three months ended December 29, 2018 was primarily driven by:

•
the addition of net sales from the Sunlight Supply acquisition of $71.6 million in our Hawthorne segment (refer to “NOTE 4. ACQUISITIONS AND INVESTMENTS” for more information regarding the Sunlight Supply acquisition); and

•
increased sales volume driven by increased sales of grass seed, fertilizer and soils products in our U.S. Consumer segment, partially offset by decreased sales of plant food products in our U.S. Consumer segment and hydroponic gardening products in our Hawthorne segment excluding the impact of acquisitions;

•	partially offset by decreased pricing in our Hawthorne segment primarily driven by increased promotional activities; and

•	the unfavorable impact of foreign exchange rates as a result of the strengthening of the U.S. dollar relative to the euro and the Canadian dollar.

Cost of Sales
The following table shows the major components of cost of sales:

	THREE MONTHS ENDED
	DECEMBER 29, 2018	DECEMBER 30, 2017
	(In millions)
Materials	$133.7	$93.6
Distribution and warehousing	59.3	41.0
Manufacturing labor and overhead	55.5	40.0
Roundup® reimbursements	12.6	12.9
	261.1	187.5
Impairment, restructuring and other	2.5	—
	$263.6	$187.5

Factors contributing to the change in cost of sales are outlined in the following table:

THREE MONTHS ENDED
DECEMBER 29, 2018
(In millions)
Volume, product mix and other	$76.6
Material costs	(0.5)
Roundup® reimbursements	(0.3)
Foreign exchange rates	(2.2)
73.6
Impairment, restructuring and other	2.5
Change in cost of sales	$76.1
The increase in cost of sales for the three months ended December 29, 2018 was primarily driven by:

•	costs of $62.9 million included within “volume, product mix and other” related to sales from the Sunlight Supply acquisition in our Hawthorne segment;

•	higher sales volume in our U.S. Consumer segment, partially offset by decreased sales volume in our Hawthorne segment excluding the impact of acquisitions;

•
higher transportation costs included within “volume, product mix and other” associated with our U.S. Consumer and Hawthorne segments, including unfavorable mark-to-market adjustments associated with our fuel and resin hedges of $5.0 million; and

•
an increase in impairment, restructuring and other charges of $2.5 million related to facility closures, impairment of property, plant and equipment and employee termination benefits associated with Project Catalyst;

•	partially offset by the favorable impact of foreign exchange rates as a result of the strengthening of the U.S. dollar relative to the euro and the Canadian dollar.

Gross Profit
As a percentage of net sales, our gross profit rate was 11.6% and 15.3% for the three months ended December 29, 2018 and December 30, 2017, respectively. Factors contributing to the change in gross profit rate are outlined in the following table:

THREE MONTHS ENDED
DECEMBER 29, 2018
Volume, product mix and other	(1.9)%
Pricing	(1.1)
Roundup® commissions and reimbursements	—
Acquisitions	(0.1)
Material costs	0.2
(2.9)%
Impairment, restructuring and other	(0.8)
Change in gross profit rate	(3.7)%
The decrease in gross profit rate for the three months ended December 29, 2018 was primarily driven by:

•
higher transportation costs included within “volume, product mix and other” associated with our U.S. Consumer and Hawthorne segments, including unfavorable mark-to-market adjustments associated with our fuel and resin hedges of $5.0 million;

•	decreased pricing in our Hawthorne segment primarily driven by increased promotional activities; and

•	an increase in impairment, restructuring and other charges related to facility closures, impairment of property, plant and equipment and employee termination benefits associated with Project Catalyst;

•	partially offset by favorable leverage of fixed costs such as warehousing driven by higher sales volumes in our U.S. Consumer segment.
Selling, General and Administrative Expenses
The following table sets forth the components of selling, general and administrative expenses (“SG&A”):

	THREE MONTHS ENDED
	DECEMBER 29, 2018	DECEMBER 30, 2017
	(In millions)
Advertising	$10.3	$10.6
Research and development	9.2	9.4
Amortization of intangibles	8.2	6.6
Share-based compensation	6.6	6.0
Other selling, general and administrative	82.0	75.6
	$116.3	$108.2
SG&A increased $8.1 million, or 7.5%, during the three months ended December 29, 2018 compared to the three months ended December 30, 2017. Amortization expense increased $1.6 million, or 24.2%, during the three months ended December 29, 2018 primarily due to the impact of recent acquisitions. Share-based compensation expense increased $0.6 million, or 10.0%, during the three months ended December 29, 2018 due to an increase in the expected payout percentage on long-term performance-based awards as a result of strong cash flow performance over the last two years and expectations for future periods. Other SG&A increased $6.4 million, or 8.5%, during the three months ended December 29, 2018 driven by the impact of recent acquisitions of $4.5 million.

Impairment, Restructuring and Other
The following table sets forth the components of impairment, restructuring and other charges (recoveries) recorded in the “Cost of sales—impairment, restructuring and other,” “Impairment, restructuring and other” and “Income (loss) from discontinued operations, net of tax” lines in the Condensed Consolidated Statements of Operations:

	THREE MONTHS ENDED
	DECEMBER 29, 2018	DECEMBER 30, 2017
	(In millions)
Cost of sales—impairment, restructuring and other:
Restructuring and other charges	$2.0	$—
Property, plant and equipment impairments	0.5	—
Operating expenses:
Restructuring and other charges (recoveries)	3.5	(0.2)
Impairment, restructuring and other charges (recoveries) from continuing operations	$6.0	$(0.2)
Restructuring and other charges (recoveries), net, from discontinued operations	(4.9)	1.4
Total impairment, restructuring and other charges	$1.1	$1.2
Project Catalyst
In connection with the acquisition of Sunlight Supply during the third quarter of fiscal 2018, we announced the launch of an initiative called Project Catalyst. Project Catalyst is a company-wide restructuring effort to reduce operating costs throughout our U.S. Consumer, Hawthorne and Other segments and drive synergies from recent acquisitions within our Hawthorne segment. During the three months ended December 29, 2018, we continued to execute on planned facility closures and consolidations and terminated employees in duplicate roles which resulted in charges of $5.5 million related to Project Catalyst. During the three months ended December 29, 2018, the Hawthorne segment recognized employee termination benefits of $0.2 million, impairment of property, plant and equipment of $0.5 million and facility closure costs of $1.2 million in the “Cost of sales—impairment, restructuring and other” line in the Condensed Consolidated Statements of Operations. The Hawthorne segment also recognized employee termination benefits of $1.2 million and facility closure costs of $0.5 million in the “Impairment, restructuring and other” line in the Condensed Consolidated Statement of Operations. During the three months ended December 29, 2018, the U.S. Consumer segment recognized facility closure costs of $0.3 million in the “Cost of sales—impairment, restructuring and other” line in the Condensed Consolidated Statements of Operations and recognized employee termination benefits of $0.4 million in the “Impairment, restructuring and other” line in the Condensed Consolidated Statement of Operations. During the three months ended December 29, 2018, the Other segment recognized employee termination benefits of $0.1 million and facility closure costs of $0.2 million in the “Cost of sales—impairment, restructuring and other” line in the Condensed Consolidated Statement of Operations and recognized employee termination benefits of $0.1 million in the “Impairment, restructuring and other” line in the Condensed Consolidated Statement of Operations. During the three months ended December 29, 2018, Corporate recognized employee termination benefits of $0.8 million in the “Impairment, restructuring and other” line in the Condensed Consolidated Statement of Operations. Costs incurred to date since the inception of Project Catalyst are $21.4 million for our Hawthorne segment, $12.3 million for our U.S. Consumer segment, $0.4 million for our Other segment and $0.8 million for Corporate.
Project Focus
In the first quarter of fiscal 2016, we announced a series of initiatives called Project Focus designed to maximize the value of our non-core assets and focus on emerging categories of the lawn and garden industry in our core U.S. business. During the three months ended December 30, 2017, the U.S. Consumer segment recognized adjustments of $0.2 million related to previously recognized termination benefits associated with Project Focus in the “Impairment, restructuring and other” line in the Condensed Consolidated Statements of Operations. Costs incurred to date since the inception of the current Project Focus initiatives are $10.0 million for our U.S. Consumer segment, $0.9 million for our Hawthorne segment and $1.2 million for our Other segment, related to transaction activity, termination benefits and facility closure costs.
On August 31, 2017, we completed the sale of the International Business. Refer to “NOTE 3. DISCONTINUED OPERATIONS” for more information. During the three months ended December 30, 2017, we recognized $1.4 million in transaction related costs associated with the sale of the International Business in the “Income (loss) from discontinued operations, net of tax” line in the Condensed Consolidated Statements of Operations.

Other
During the three months ended December 29, 2018, we recognized insurance recoveries of $5.0 million related to the previously disclosed legal matter In re Morning Song Bird Food Litigation in the “Income (loss) from discontinued operations, net of tax” line in the Condensed Consolidated Statements of Operations. Refer to “NOTE 12. CONTINGENCIES” for more information.
During the three months ended December 29, 2018, we recognized a charge of $0.5 million for a probable loss on the previously disclosed legal matter In re Scotts EZ Seed Litigation in the “Impairment, restructuring and other” line in the Condensed Consolidated Statements of Operations. Refer to “NOTE 12. CONTINGENCIES” for more information.
Other Income, net
Other income is comprised of activities outside our normal business operations, such as royalty income from the licensing of certain of our brand names, foreign exchange gains/losses and gains/losses from the disposition of non-inventory assets. Other income was $0.4 million and $2.1 million for the three months ended December 29, 2018 and December 30, 2017, respectively. The decrease was primarily due to foreign exchange gains and royalty income earned from Exponent related to its use of our brand names following the divestiture of the International Business for the three months ended December 30, 2017 (refer to “NOTE 3. DISCONTINUED OPERATIONS” for more information regarding the divestiture of the International Business).
Loss from Operations
Loss from operations was $84.9 million for the three months ended December 29, 2018, an increase of 18.1% compared to $71.9 million for the three months ended December 30, 2017. The increase was driven by a decrease in gross profit rate, higher SG&A, a decrease in other income and higher impairment, restructuring and other charges.
Equity in Income of Unconsolidated Affiliates
Equity in income of unconsolidated affiliates was $1.3 million and $0.6 million for the three months ended December 29, 2018 and December 30, 2017, respectively. The increase was attributable to our unconsolidated subsidiary with products supporting the professional U.S. industrial, turf and ornamental market.
Interest Expense
Interest expense was $25.2 million for the three months ended December 29, 2018, an increase of 41.6% compared to $17.8 million for the three months ended December 30, 2017. The increase was driven by an increase in average borrowings of $555.9 million and an increase in our weighted average interest rate of 10 basis points. The increase in average borrowings was driven by recent acquisition activity.     The increase in the weighted average interest rate was driven by rising market rates.
Other Non-Operating Income, net
Other non-operating income was $2.9 million and $2.5 million for the three months ended December 29, 2018 and December 30, 2017, respectively. The increase is attributable to the non-service-cost components of net retirement benefit income and interest income on loans receivable.
Income Tax Benefit from Continuing Operations
On December 22, 2017, H.R.1 (the “Act,” formerly known as the “Tax Cuts and Jobs Act”) was signed into law. The Act provides for significant changes to the U.S. Internal Revenue Code of 1986, as amended (the “Code”). Among other items, the Act implemented a territorial tax system, imposed a one-time transition tax on deemed repatriated earnings of foreign subsidiaries, and reduced the federal corporate statutory tax rate to 21% effective January 1, 2018. As our fiscal year end falls on September 30, the federal corporate statutory tax rate for fiscal 2018 was prorated to 24.5%, with the statutory tax rate for fiscal 2019 and beyond at 21%.
The effective tax rates related to continuing operations for the three months ended December 29, 2018 and December 30, 2017 were 22.0% and 76.9%, respectively. During the three months ended December 30, 2017, we recognized a one-time $45.9 million net tax benefit adjustment reflecting the revaluation of our net deferred tax liability at the lower tax rate under the Act. In addition, as part of the Act, we recognized a one-time tax expense on deemed repatriated earnings and cash of foreign subsidiaries as required by the new law of $14.0 million, partially offset by the recognition and application of foreign tax credits associated with these foreign subsidiaries of $13.9 million.
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
Loss from Continuing Operations
Loss from continuing operations was $82.6 million, or $1.49 per diluted share, for the three months ended December 29, 2018 compared to $20.0 million, or $0.35 per diluted share, for the three months ended December 30, 2017. We anticipated a net loss in the first quarter of fiscal 2019 and 2018 due to the seasonal nature of our business, in which sales are heavily weighted to the spring and summer selling periods during our second and third fiscal quarters. The increase in loss from continuing operations was driven by a decrease in income tax benefit, a lower gross profit rate, higher SG&A, higher interest expense, a decrease in other income and higher impairment, restructuring and other charges.
Diluted average common shares used in the diluted income per common share calculation were 55.3 million for the three months ended December 29, 2018 compared to 57.6 million for the three months ended December 30, 2017. The decrease was primarily the result of Common Share repurchase activity during fiscal 2018, partially offset by the exercise and issuance of share-based compensation awards and the payment of a portion of the purchase price of Sunlight Supply in Common Shares.
Income (Loss) from Discontinued Operations, net of tax
Income (loss) from discontinued operations, net of tax, was $2.9 million and $(1.2) million for the three months ended December 29, 2018 and December 30, 2017, respectively. This increase was attributable to insurance recoveries of $5.0 million that were recognized during the three months ended December 29, 2018 related to the previously disclosed legal matter In re Morning Song Bird Food Litigation. Refer to “NOTE 12. CONTINGENCIES” for more information. In addition, during the three months ended December 30, 2017, we recognized $1.4 million in transaction related costs associated with the fiscal 2017 sale of the International Business. Refer to “NOTE 3. DISCONTINUED OPERATIONS” for more information.
SEGMENT RESULTS
We divide our operations into three reportable business segments: U.S. Consumer, Hawthorne and Other. U.S. Consumer consists of our consumer lawn and garden business located in the geographic United States. Hawthorne consists of our indoor, urban and hydroponic gardening business. Other consists of our consumer lawn and garden business in geographies other than the U.S. and our product sales to commercial nurseries, greenhouses and other professional customers. Corporate consists of general and administrative expenses and certain other income/expense items not allocated to the business segments. This identification of reportable segments is consistent with how the segments report to and are managed by our chief operating decision maker.
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
The following table sets forth net sales by segment:

	THREE MONTHS ENDED
	DECEMBER 29, 2018	DECEMBER 30, 2017
	(In millions)
U.S. Consumer	$136.9	$125.9
Hawthorne	140.8	76.7
Other	20.4	18.9
Consolidated	$298.1	$221.5

The following table sets forth Segment Profit (Loss) as well as a reconciliation to loss from continuing operations before income taxes, the most directly comparable GAAP measure:

	THREE MONTHS ENDED
	DECEMBER 29, 2018	DECEMBER 30, 2017
	(In millions)
U.S. Consumer	$(43.1)	$(37.9)
Hawthorne	4.4	1.7
Other	(4.0)	(4.0)
Total Segment Loss (Non-GAAP)	(42.7)	(40.2)
Corporate	(27.9)	(25.0)
Intangible asset amortization	(8.3)	(6.9)
Impairment, restructuring and other	(6.0)	0.2
Equity in income of unconsolidated affiliates	1.3	0.6
Interest expense	(25.2)	(17.8)
Other non-operating income, net	2.9	2.5
Loss from continuing operations before income taxes (GAAP)	$(105.9)	$(86.6)
U.S. Consumer
U.S. Consumer segment net sales were $136.9 million in the first quarter of fiscal 2019, an increase of 8.7% from first quarter of fiscal 2018 net sales of $125.9 million. The increase was driven by the favorable impacts of volume and pricing of 8.3% and 0.4%, respectively. The increase in sales volume for the first quarter of fiscal 2019 was driven by increased sales of grass seed, fertilizer and soils products, partially offset by decreased sales of plant food products.
U.S. Consumer Segment Loss was $43.1 million in the first quarter of fiscal 2019, an increase of 13.7% from first quarter of fiscal 2018 Segment Loss of $37.9 million. The increase was primarily due to a decrease in gross profit rate and higher SG&A, partially offset by an increase in net sales.
Hawthorne
Hawthorne segment net sales were $140.8 million in the first quarter of fiscal 2019, an increase of 83.6% from first quarter of fiscal 2018 net sales of $76.7 million. The increase was driven by the favorable impact of acquisitions of 93.3%, partially offset by the unfavorable impacts of volume, pricing and changes in foreign exchange rates of 3.4%, 4.1% and 2.2%, respectively. The decrease in sales volume excluding the impact of acquisitions for the first quarter of fiscal 2019 was driven by declines in the North American hydroponics business and AeroGrow, partially offset by growth in the European professional greenhouse market.
Hawthorne Segment Profit was $4.4 million in the first quarter of fiscal 2019, an increase of 158.8% from first quarter of fiscal 2018 Segment Profit of $1.7 million. The increase was driven by the Sunlight Supply acquisition and Project Catalyst activities.
Other
Other segment net sales were $20.4 million in the first quarter of fiscal 2019, an increase of 7.9% from first quarter of fiscal 2018 net sales of $18.9 million. The increase was driven by the favorable impact of volume of 12.4%, partially offset by the unfavorable impacts of pricing and changes in foreign exchange rates of 0.5% and 3.6%, respectively.
Other Segment Loss was $4.0 million in the first quarter of fiscal 2019 and fiscal 2018.
Corporate
Corporate expenses were $27.9 million in the first quarter of fiscal 2019, an increase of 11.6% from first quarter of fiscal 2018 expenses of $25.0 million. The increase was driven by higher share-based compensation expense due to an increase in the expected payout percentage on long-term performance-based awards as a result of strong cash flow performance over the last two years and expectations for future periods, and a decrease in royalty income earned from Exponent related to its use of our brand names following our divestiture of the International Business. Refer to “NOTE 3. DISCONTINUED OPERATIONS” for more information regarding the divestiture of the International Business.

LIQUIDITY AND CAPITAL RESOURCES
Operating Activities
Cash used in operating activities totaled $233.4 million for the three months ended December 29, 2018, an increase of $22.9 million as compared to cash used in operating activities of $210.5 million for the three months ended December 30, 2017. This increase was driven by timing of customer rebate payments, continued focus on inventory reduction, an increase in interest payments, higher SG&A, and timing of tax payments and losses from operations over the past two fiscal quarters resulting in an income tax receivable of $33.3 million recognized in the “Prepaid and other current assets” line in the Condensed Consolidated Balance Sheet at December 29, 2018. These were partially offset by lower short-term variable cash incentive payouts.
Investing Activities
Cash used in investing activities totaled $17.1 million for the three months ended December 29, 2018, a decrease of $77.6 million as compared to cash used in investing activities of $94.7 million for the three months ended December 30, 2017. Cash used for investments in property, plant and equipment during the first three months of fiscal 2019 and fiscal 2018 was $12.7 million and $19.4 million, respectively. During the three months ended December 29, 2018, we paid a post-closing net working capital adjustment obligation of $6.6 million related to the fiscal 2018 acquisition of Sunlight Supply and we received cash of $2.2 million associated with currency forward contracts. During the three months ended December 30, 2017, we completed the acquisition of Can-Filters, which included a cash outflow of $70.0 million, and made a loan to an unconsolidated affiliate of $5.3 million.
Financing Activities
Financing activities provided cash of $239.9 million for the three months ended December 29, 2018, an increase of $1.3 million as compared to cash provided by financing activities of $238.6 million for the three months ended December 30, 2017. This increase was the result of a decrease in repurchases of our Common Shares of $95.7 million, and a cash outflow of $70.1 million related to the acquisition of the remaining 25% noncontrolling interest in Gavita during the three months ended December 30, 2017, partially offset by a decrease in net borrowings under our credit facilities of $166.9 million.
Cash and Cash Equivalents
Our cash and cash equivalents were held in cash depository accounts with major financial institutions around the world or invested in high-quality, short-term liquid investments having original maturities of three months or less. The cash and cash equivalents balances of $22.6 million, $54.5 million and $33.9 million as of December 29, 2018, December 30, 2017 and September 30, 2018, respectively, included $12.1 million, $45.7 million and $17.7 million, respectively, held by controlled foreign corporations. As of December 29, 2018, and after consideration of the one-time transition tax on deemed repatriation of foreign earnings, we have no unremitted earnings of foreign subsidiaries for which earnings are considered permanently reinvested. We have repatriated all cash and earnings of one subsidiary in the United Kingdom via a loan to a U.S. affiliate in the fiscal year ended September 30, 2018. Following the one-time transition tax, we determined that no deferred tax liability for withholding taxes on this subsidiary’s previously taxed earnings is required as the United Kingdom does not impose withholding taxes on distributions to the U.S. We maintain our assertions of indefinite reinvestment of the earnings of all material foreign subsidiaries with the exception of the earnings of Scotts Luxembourg Sarl, which are generally taxed on a current basis under “Subpart F” of the Code which prevents deferral of recognition of U.S. taxable income through the use of foreign entities.
Borrowing Agreements
Our primary sources of liquidity are cash generated by operations and borrowings under our credit facilities, which are guaranteed by substantially all of Scotts Miracle-Gro’s domestic subsidiaries. On July 5, 2018, we entered into a fifth amended and restated credit agreement (“the Fifth A&R Credit Agreement”), providing us with five-year senior secured loan facilities in the aggregate principal amount of $2.3 billion, comprised of a revolving credit facility of $1.5 billion and a term loan in the original principal amount of $800.0 million (the “Fifth A&R Credit Facilities”).
At December 29, 2018, we had letters of credit outstanding in the aggregate principal amount of $22.2 million, and $683.9 million of availability under the Fifth A&R Credit Agreement. The weighted average interest rates on average borrowings under the Fifth A&R Credit Agreement and the former credit agreement were 4.5% and 3.2% for the three months ended December 29, 2018 and December 30, 2017, respectively.
The Fifth A&R Credit Agreement contains, among other obligations, an affirmative covenant regarding our leverage ratio on the last day of each quarter calculated as average total indebtedness, divided by our earnings before interest, taxes, depreciation and amortization (“EBITDA”), as adjusted pursuant to the terms of the Fifth A&R Credit Agreement (“Adjusted EBITDA”). The maximum leverage ratio is: (i) 5.25 through the second quarter of fiscal 2019, (ii) 5.00 for the third quarter of fiscal 2019 through the first quarter of fiscal 2020, (iii) 4.75 for the second quarter of fiscal 2020 through the fourth quarter of fiscal 2020 and (iv) 4.50 for the first quarter of fiscal 2021 and thereafter. Our leverage ratio was 4.48 at December 29, 2018. The Fifth A&R Credit

Agreement also contains an affirmative covenant regarding our interest coverage ratio determined as of the end of each of the Company’s fiscal quarters. The interest coverage ratio is calculated as Adjusted EBITDA divided by interest expense, as described in the Fifth A&R Credit Agreement, and excludes costs related to refinancings. The minimum interest coverage ratio was 3.00 for the twelve months ended December 29, 2018. Our interest coverage ratio was 5.17 for the twelve months ended December 29, 2018. The Fifth A&R Credit Agreement allows us to make unlimited restricted payments (as defined in the Fifth A&R Credit Agreement), including dividend payments and Common Share repurchases, as long as the leverage ratio resulting from the making of such restricted payments is 4.00 or less. Otherwise we may make further restricted payments in an aggregate amount for each fiscal year not to exceed the amount set forth in the Fifth A&R Credit Agreement for such fiscal year ($200.0 million for fiscal 2019 and $225.0 million for fiscal 2020 and thereafter).
Under the Master Repurchase Agreement (including the annexes thereto, the “Repurchase Agreement”) and a Master Framework Agreement (the “Framework Agreement” and, together with the Repurchase Agreement, the “Receivables Facility”), as amended, we may sell a portfolio of available and eligible outstanding customer accounts receivable to the purchasers and simultaneously agree to repurchase the receivables on a weekly basis. We account for the sale of receivables under the Receivables Facility as short-term debt and continue to carry the receivables on its Condensed Consolidated Balance Sheet, primarily as a result of our requirement to repurchase receivables sold. As of December 29, 2018 and December 30, 2017, there were $40.0 million and $38.0 million, respectively, in borrowings on receivables pledged as collateral under the Receivables Facility, and the carrying value of the receivables pledged as collateral was $44.4 million and $42.2 million, respectively. As of December 29, 2018 and December 30, 2017, there was $0.2 million and $0.1 million, respectively, of availability under the Receivables Facility.
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
Contractual Obligations
There have been no material changes outside of the ordinary course of business in our outstanding contractual obligations since the end of fiscal 2018 and through December 29, 2018.
REGULATORY MATTERS
We are subject to local, state, federal and foreign environmental protection laws and regulations with respect to our business operations and believe we are operating in substantial compliance with, or taking actions aimed at ensuring compliance with, such laws and regulations. We are involved in several legal actions with various governmental agencies related to environmental matters. While it is difficult to quantify the potential financial impact of actions involving these environmental matters, particularly remediation costs at waste disposal sites and future capital expenditures for environmental control equipment, in the opinion of management, the ultimate liability arising from such environmental matters, taking into account established accruals, should not have a material effect on our financial condition, results of operations or cash flows. However, there can be no assurance that the resolution of these matters will not materially affect our future quarterly or annual results of operations, financial condition or cash flows. Additional information on environmental matters affecting us is provided in the 2018 Annual Report, under “ITEM 1. BUSINESS — Regulatory Considerations” and “ITEM 3. LEGAL PROCEEDINGS.”
CRITICAL ACCOUNTING POLICIES AND ESTIMATES
The preceding discussion and analysis of our consolidated results of operations and financial condition should be read in conjunction with our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q. The 2018 Annual Report includes additional information about us, our operations, our financial condition, our critical accounting policies and accounting estimates, and should be read in conjunction with this Quarterly Report on Form 10-Q.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Market risks have not changed materially from those disclosed in the 2018 Annual Report.
ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
The Scotts Miracle-Gro Company (the “Registrant”) maintains “disclosure controls and procedures,” as such term is defined under Exchange Act Rule 13a-15(e), that are designed to ensure that information required to be disclosed in the Registrant’s Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Registrant’s management, including its principal executive officer and its principal financial officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, the Registrant’s management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and in reaching a reasonable level of assurance, the Registrant’s management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.
With the participation of the principal executive officer and principal financial officer of the Registrant, the Registrant’s management has evaluated the effectiveness of the Registrant’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the fiscal quarter covered by this Quarterly Report on Form 10-Q. Based upon that evaluation, the Registrant’s principal executive officer and principal financial officer have concluded that the Registrant’s disclosure controls and procedures were effective as of December 29, 2018.
Changes in Internal Control Over Financial Reporting
In addition, there were no changes in the Registrant’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during the Registrant’s fiscal quarter ended December 29, 2018 that have materially affected, or are reasonably likely to materially affect, the Registrant’s internal control over financial reporting.

PART II—OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS
In connection with the sale of wild bird food products that were the subject of a voluntary recall in 2008, the Company, along with its Chief Executive Officer, have been named as defendants in four actions filed on and after June 27, 2012, which have been consolidated, and, on March 31, 2017, certified as a class action in the United States District Court for the Southern District of California as In re Morning Song Bird Food Litigation, Lead Case No. 3:12-cv-01592-JAH-AGS. The plaintiffs allege various statutory and common law claims associated with the Company’s sale of wild bird food products and a plea agreement entered into in previously pending government proceedings associated with such sales. The plaintiffs allege, among other things, a class action on behalf of all persons and entities in the United States who purchased certain bird food products. The plaintiffs assert: (i) hundreds of millions of dollars in monetary damages (actual, compensatory, consequential, and restitution); (ii) punitive and treble damages; (iii) injunctive and declaratory relief; (iv) pre-judgment and post-judgment interest; and (v) costs and attorneys’ fees. The Company and its Chief Executive Officer dispute the plaintiffs’ assertions and have vigorously defended the consolidated action. The parties reached an agreement to settle this matter, which the parties memorialized in a settlement agreement submitted to the Court for approval on December 7, 2018.  On January 31, 2019, the Court preliminarily approved the settlement, and scheduled a final fairness hearing for June 3, 2019. At December 29, 2018, $85.0 million was accrued for a probable loss related to this matter in the “Other current liabilities” line in the Condensed Consolidated Balance Sheet. During the three months ended December 29, 2018, the Company recognized insurance recoveries of $5.0 million related to this matter. There can be no assurance that future developments with respect to this action, whether as a result of an adverse outcome or as a result of significant defense costs, will not have a material adverse effect on the Company’s financial condition, results of operations or cash flows.
The Company was named as a defendant in In re Scotts EZ Seed Litigation, Case No. 12-cv-4727 (VB), a New York and California class action lawsuit filed August 9, 2012 in the United States District Court for the Southern District of New York that asserted claims under false advertising and other legal theories based on a marketing statement on the Company’s EZ Seed grass seed product from 2009 to 2012. The plaintiffs sought, on behalf of themselves and purported class members, various forms of monetary and non-monetary relief, including statutory damages that they contend could amount to hundreds of millions of dollars. The Company defended the action vigorously, and disputed the plaintiffs’ claims and theories, including the recoverability of statutory damages. In 2017, the Court eliminated certain claims, narrowed the case in certain respects, and permitted the case to continue proceeding as a class action. On August 7, 2017, the Court requested briefs on the Company’s request for interlocutory review of issues relating to the recoverability of statutory damages in a class action by the United States Court of Appeals for the Second Circuit and, on August 31, 2017, approved that request. On January 8, 2018, however, the Second Circuit denied the interlocutory appeal request. The parties engaged in mediation on April 9, 2018 and agreed in principle to a preliminary settlement of the outstanding claims on April 10, 2018. The preliminary settlement required the Company to pay certain attorneys’ and administrative fees and provide certain payments to the class members. The preliminary settlement was approved by the court on December 19, 2018, and this case is now resolved, pending the final payment of the claims made by class members (which is currently underway and should conclude by February 28, 2019). At December 29, 2018, $12.2 million was accrued for a probable loss related to this matter in the “Other current liabilities” line in the Condensed Consolidated Balance Sheet. During the three months ended December 29, 2018, the Company also recognized a charge of $0.5 million for a probable loss related to this matter in the “Impairment, restructuring and other” line in the Condensed Consolidated Statements of Operations. The resolution of the claims process may result in additional losses in excess of the amount accrued, however, the Company does not believe a reasonably possible loss in excess of the amount accrued would be material to, nor have a material adverse effect on, the Company’s financial condition, results of operations or cash flows.

ITEM 1A. RISK FACTORS
The Company’s risk factors, as of December 29, 2018, have not changed materially from those described in “ITEM IA. RISK FACTORS” in the 2018 Annual Report.

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

Forward-looking statements contained in this Quarterly Report on Form 10-Q are predictions only and actual results could differ materially from management’s expectations due to a variety of factors, including those described in “ITEM 1A. RISK FACTORS” in the 2018 Annual Report. All forward-looking statements attributable to us or persons working on our behalf are expressly qualified in their entirety by such risk factors.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The payment of future dividends, if any, on the Common Shares will be determined by the Board of Directors in light of conditions then existing, including the Company’s earnings, financial condition and capital requirements, restrictions in financing agreements, business conditions and other factors. The Fifth A&R Credit Agreement allows the Company to make unlimited restricted payments (as defined in the Fifth A&R Credit Agreement), including dividend payments and Common Share repurchases, as long as the leverage ratio resulting from the making of such restricted payments is 4.00 or less. Otherwise the Company may make further restricted payments in an aggregate amount for each fiscal year not to exceed the amount set forth in the Fifth A&R Credit Agreement for such fiscal year ($200.0 million for fiscal 2019 and $225.0 million for fiscal 2020 and thereafter). The Company’s leverage ratio was 4.48 at December 29, 2018.

(a) Issuer Purchases of Equity Securities

The following table shows the purchases of Common Shares made by or on behalf of Scotts Miracle-Gro or any “affiliated purchaser” (as defined in Rule 10b-18(a)(3) under the Securities Exchange Act of 1934, as amended) of Scotts Miracle-Gro for each of the three fiscal months in the quarter ended December 29, 2018:

Period	Total Number of Common Shares Purchased(1)	Average Price Paid per Common Share(2)	Total Number of Common Shares Purchased as Part of Publicly Announced Plans or Programs(3)	Approximate Dollar Value of Common Shares That May Yet be Purchased Under the Plans or Programs(3)
October 1 through October 27, 2018	1,640	$68.55	—	$285,432,143
October 28 through November 24, 2018	61	$72.53	—	$285,432,143
November 25 through December 29, 2018	4,447	$67.43	—	$285,432,143
Total	6,148	$67.78	—

(1)
All of the Common Shares purchased during the first fiscal quarter of 2019 were purchased in open market transactions. The total number of Common Shares purchased during this quarter includes 6,148 Common Shares purchased by the trustee of the rabbi trust established by the Company as permitted pursuant to the terms of The Scotts Company LLC Executive Retirement Plan (the “ERP”).

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4. MINE SAFETY DISCLOSURES
Not Applicable.
ITEM 5. OTHER INFORMATION
Not Applicable.
ITEM 6. EXHIBITS
See Index to Exhibits at page 55 for a list of the exhibits included herewith.

THE SCOTTS MIRACLE-GRO COMPANY
QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED DECEMBER 29, 2018

INDEX TO EXHIBITS

EXHIBIT NO.	DESCRIPTION	LOCATION

21	Subsidiaries of The Scotts Miracle-Gro Company	*

31.1	Rule 13a-14(a)/15d-14(a) Certifications (Principal Executive Officer)	*

31.2	Rule 13a-14(a)/15d-14(a) Certifications (Principal Financial Officer)	*

32	Section 1350 Certifications (Principal Executive Officer and Principal Financial Officer)	*

101.INS	XBRL Instance Document	*

101.SCH	XBRL Taxonomy Extension Schema	*

101.CAL	XBRL Taxonomy Extension Calculation Linkbase	*

101.DEF	XBRL Taxonomy Extension Definition Linkbase	*

101.LAB	XBRL Taxonomy Extension Label Linkbase	*

101.PRE	XBRL Taxonomy Extension Presentation Linkbase	*

*	Filed or furnished herewith

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

THE SCOTTS MIRACLE-GRO COMPANY

Date: February 6, 2019	/s/ THOMAS RANDAL COLEMAN
Printed Name: Thomas Randal Coleman
Title: Executive Vice President and Chief Financial Officer