Form 10-Q
period 2019-03-30
SCOTTS MIRACLE-GRO CO
filed 2019-05-08
CIK 825542

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_________________________________________
FORM 10-Q
_________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 30, 2019
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from	to

Commission File Number: 001-11593
____________________________________
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

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☐
Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐     No  ☒
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Shares, $0.01 stated value	SMG	NYSE
As of May 3, 2019, there were 55,471,465 Common Shares outstanding.

PART I—FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

THE SCOTTS MIRACLE-GRO COMPANY
Condensed Consolidated Statements of Operations
(In millions, except per share data)
(Unaudited)

	THREE MONTHS ENDED		SIX MONTHS ENDED
	MARCH 30, 2019	MARCH 31, 2018	MARCH 30, 2019	MARCH 31, 2018
Net sales	$1,189.9	$1,013.3	$1,488.0	$1,234.9
Cost of sales	716.8	604.1	977.8	791.7
Cost of sales—impairment, restructuring and other	1.0	—	3.5	—
Gross profit	472.1	409.2	506.7	443.2
Operating expenses:
Selling, general and administrative	179.7	166.0	296.0	274.2
Impairment, restructuring and other	0.2	10.2	3.7	10.0
Other (income) expense, net	2.0	0.7	1.6	(1.4)
Income from operations	290.2	232.3	205.4	160.4
Equity in income of unconsolidated affiliates	(2.0)	(1.5)	(3.3)	(2.1)
Interest expense	28.9	22.6	54.1	40.4
Other non-operating (income) expense, net	(260.1)	9.2	(262.9)	6.7
Income from continuing operations before income taxes	523.4	202.0	417.5	115.4
Income tax expense (benefit) from continuing operations	126.5	49.3	103.2	(17.3)
Income from continuing operations	396.9	152.7	314.3	132.7
Income (loss) from discontinued operations, net of tax	(0.5)	(3.7)	2.5	(4.9)
Net income	$396.4	$149.0	$316.8	$127.8
Net (income) loss attributable to noncontrolling interest	0.1	(0.1)	0.1	(0.1)
Net income attributable to controlling interest	$396.5	$148.9	$316.9	$127.7

Basic income (loss) per common share:
Income from continuing operations	$7.17	$2.70	$5.68	$2.33
Income (loss) from discontinued operations	(0.01)	(0.06)	0.04	(0.09)
Basic income per common share	$7.16	$2.64	$5.72	$2.24
Weighted-average common shares outstanding during the period	55.4	56.5	55.4	57.0

Diluted income (loss) per common share:
Income from continuing operations	$7.10	$2.66	$5.62	$2.29
Income (loss) from discontinued operations	(0.01)	(0.07)	0.05	(0.09)
Diluted income per common share	$7.09	$2.59	$5.67	$2.20
Weighted-average common shares outstanding during the period plus dilutive potential common shares	55.9	57.4	55.9	58.0
See Notes to Condensed Consolidated Financial Statements.

THE SCOTTS MIRACLE-GRO COMPANY
Condensed Consolidated Statements of Comprehensive Income (Loss)
(In millions)
(Unaudited)

	THREE MONTHS ENDED		SIX MONTHS ENDED
	MARCH 30, 2019	MARCH 31, 2018	MARCH 30, 2019	MARCH 31, 2018
Net income	$396.4	$149.0	$316.8	$127.8
Other comprehensive income (loss):
Net foreign currency translation adjustment, including reclassifications to net income of $2.5, $11.7, $2.5 and $11.7, respectively	0.7	15.8	(4.6)	15.7
Net unrealized gain (loss) on derivative instruments, net of tax of $(0.8), $0.8, $(3.6) and $1.1, respectively	(2.4)	2.0	(10.3)	2.8
Reclassification of net unrealized gains on derivative instruments to net income, net of tax of $(0.7), $(0.4), $(0.7) and $(0.5), respectively	(1.9)	(1.1)	(2.0)	(1.2)
Reclassification of net pension and other post-retirement benefit (gains) losses to net income, net of tax of $(0.1), $0.1, $0.2 and $0.2, respectively	(0.3)	0.3	0.6	0.6
Total other comprehensive income (loss)	(3.9)	17.0	(16.3)	17.9
Comprehensive income	392.5	166.0	300.5	145.7
Comprehensive (income) loss attributable to noncontrolling interest	0.1	(0.1)	0.1	(0.1)
Comprehensive income attributable to controlling interest	$392.6	$165.9	$300.6	$145.6
See Notes to Condensed Consolidated Financial Statements.

THE SCOTTS MIRACLE-GRO COMPANY
Condensed Consolidated Statements of Cash Flows
(In millions)
(Unaudited)

	SIX MONTHS ENDED
	MARCH 30, 2019	MARCH 31, 2018
OPERATING ACTIVITIES
Net income	$316.8	$127.8
Adjustments to reconcile net income to net cash used in operating activities:
Impairment, restructuring and other	0.5	—
Share-based compensation expense	17.0	15.7
Depreciation	27.9	25.5
Amortization	16.8	14.1
Deferred taxes	(37.5)	(45.9)
(Gain) loss on long-lived assets	0.9	(0.2)
(Gain) loss on sale of business / unconsolidated affiliate	(259.8)	3.5
Recognition of accumulated foreign currency translation loss	2.5	11.7
Equity in (income) loss and distributions from unconsolidated affiliates	1.6	(2.1)
Changes in assets and liabilities, net of acquired businesses:
Accounts receivable	(723.9)	(643.0)
Inventories	(196.5)	(184.1)
Prepaid and other assets	(42.9)	(9.1)
Accounts payable	154.5	113.9
Other current liabilities	238.2	97.3
Restructuring and other	(55.9)	5.2
Other non-current items	(7.0)	(12.9)
Other, net	0.7	(0.2)
Net cash used in operating activities	(546.1)	(482.8)

INVESTING ACTIVITIES
Proceeds from sale of long-lived assets	0.1	0.2
Post-closing working capital payment related to sale of International Business	—	(35.3)
Investments in property, plant and equipment	(20.9)	(33.1)
Proceeds from (investments in) loans receivable	18.4	(7.7)
Proceeds from sale of investment in unconsolidated affiliates	237.7	—
Investments in acquired businesses, net of cash acquired	(6.6)	(72.0)
Other investing, net	1.0	—
Net cash provided by (used in) investing activities	229.7	(147.9)

FINANCING ACTIVITIES
Borrowings under revolving and bank lines of credit and term loans	777.9	1,172.6
Repayments under revolving and bank lines of credit and term loans	(394.2)	(243.4)
Dividends paid	(61.6)	(60.3)
Purchase of Common Shares	(3.0)	(256.8)
Payments on seller notes	(0.8)	(3.0)
Cash received from exercise of stock options	2.3	3.8
Acquisition of noncontrolling interests	—	(72.2)
Net cash provided by financing activities	320.6	540.7
Effect of exchange rate changes on cash	(0.6)	2.5
Net increase (decrease) in cash and cash equivalents	3.6	(87.5)
Cash and cash equivalents at beginning of period	33.9	120.5
Cash and cash equivalents at end of period	$37.5	$33.0
See Notes to Condensed Consolidated Financial Statements.

THE SCOTTS MIRACLE-GRO COMPANY
Condensed Consolidated Balance Sheets
(In millions, except stated value per share)
(Unaudited)

	MARCH 30, 2019	MARCH 31, 2018	SEPTEMBER 30, 2018
ASSETS
Current assets:
Cash and cash equivalents	$37.5	$33.0	$33.9
Accounts receivable, less allowances of $8.8, $6.9 and $3.6, respectively	699.6	598.0	226.0
Accounts receivable pledged	333.3	333.3	84.5
Inventories	675.3	596.9	481.4
Prepaid and other current assets	93.7	78.1	59.9
Total current assets	1,839.4	1,639.3	885.7
Investment in unconsolidated affiliates	34.5	33.2	36.1
Property, plant and equipment, net of accumulated depreciation of $636.4, $614.2 and $610.5, respectively	513.9	463.6	530.8
Goodwill	539.6	466.8	543.0
Intangible assets, net	837.9	777.6	857.3
Other assets	191.2	195.0	201.6
Total assets	$3,956.5	$3,575.5	$3,054.5

LIABILITIES AND EQUITY
Current liabilities:
Current portion of debt	$357.7	$335.8	$132.6
Accounts payable	298.7	253.5	150.5
Other current liabilities	503.5	316.8	329.6
Total current liabilities	1,159.9	906.1	612.7
Long-term debt	2,039.1	1,937.7	1,883.8
Distributions in excess of investment in unconsolidated affiliate	—	21.9	21.9
Other liabilities	135.4	213.9	176.5
Total liabilities	3,334.4	3,079.6	2,694.9
Commitments and contingencies (Note 12)
Equity:
Common shares and capital in excess of $.01 stated value per share; shares outstanding of 55.4, 55.6 and 55.3, respectively	426.2	409.0	420.3
Retained earnings	1,199.2	1,044.5	919.9
Treasury shares, at cost; 12.7, 12.5 and 12.8 shares, respectively	(929.0)	(911.4)	(939.6)
Accumulated other comprehensive loss	(79.2)	(51.3)	(46.0)
Total equity—controlling interest	617.2	490.8	354.6
Noncontrolling interest	4.9	5.1	5.0
Total equity	622.1	495.9	359.6
Total liabilities and equity	$3,956.5	$3,575.5	$3,054.5
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
Due to the seasonal nature of the consumer lawn and garden business, the majority of the Company’s sales to customers occur in the Company’s second and third fiscal quarters. On a combined basis, net sales for the second and third quarters of the last three fiscal years represented in excess of 75% of the Company’s annual net sales.
Organization and Basis of Presentation
The Company’s unaudited condensed consolidated financial statements for the three and six months ended March 30, 2019 and March 31, 2018 are presented in accordance with accounting principles generally accepted in the United States of America (“GAAP”). The condensed consolidated financial statements include the accounts of Scotts Miracle-Gro and its subsidiaries. All intercompany transactions and accounts have been eliminated in consolidation. The Company’s consolidation criteria are based on majority ownership (as evidenced by a majority voting interest in the entity) and an objective evaluation and determination of effective management control. AeroGrow International, Inc. (“AeroGrow”), in which the Company has a controlling interest, is consolidated, with the equity owned by other shareholders shown as noncontrolling interest in the Condensed Consolidated Balance Sheets, and the other shareholders’ portion of net earnings and other comprehensive income shown as net (income) loss or comprehensive (income) loss attributable to noncontrolling interest in the Condensed Consolidated Statements of Operations and Condensed Consolidated Statements of Comprehensive Income (Loss), respectively. The results of businesses acquired or disposed of are included in the condensed consolidated financial statements from the date of each acquisition or up to the date of disposal, respectively. In the opinion of management, interim results reflect all normal and recurring adjustments and are not necessarily indicative of results for a full year.
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
Long-Lived Assets
The Company had non-cash investing activities of $3.6 million and $3.3 million during the six months ended March 30, 2019 and March 31, 2018, respectively, representing unpaid liabilities incurred during each period to acquire property, plant and equipment.
Statements of Cash Flows
Supplemental cash flow information was as follows:

	SIX MONTHS ENDED
	MARCH 30, 2019	MARCH 31, 2018
	(In millions)
Interest paid	$(49.8)	$(35.7)
Income taxes paid	(7.5)	(14.5)

During the six months ended March 30, 2019, the Company paid a post-closing net working capital adjustment obligation of $6.6 million related to the acquisition of Sunlight Supply (as defined in “NOTE 4. ACQUISITIONS AND INVESTMENTS”) during the fiscal year ended September 30, 2018 (“fiscal 2018”), which was classified as an investing activity in the “Investments in acquired businesses, net of cash acquired” line in the Condensed Consolidated Statements of Cash Flows. During the six months ended March 31, 2018, the Company paid contingent consideration of $3.0 million related to the acquisition of Gavita Holdings B.V., and its subsidiaries (collectively, “Gavita”) during the fiscal year ended September 30, 2016 (“fiscal 2016”), which was classified as a financing activity in the “Payments on seller notes” line in the Condensed Consolidated Statements of Cash Flows.
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
The Company adopted this guidance effective October 1, 2018 under the modified retrospective approach. The Company’s revenue primarily consists of product sales, which are recognized at a point in time when title transfers to customers and the Company has no further obligation to provide services related to such products. The Company’s timing of recognition of revenue is substantially unchanged under the amended guidance. The new accounting guidance required the Company to recognize earlier certain deferred revenue associated with a license agreement related to the sale of the International Business (as defined in “NOTE 3. DISCONTINUED OPERATIONS”), resulting in a cumulative adjustment to its opening balance for the fiscal year ended September 30, 2019 (“fiscal 2019”) of retained earnings of $9.1 million, other current liabilities of $1.4 million and other liabilities of $7.7 million. With the exception of this item, the adoption of the amended accounting guidance did not have a material impact on the Company’s condensed consolidated financial statements. The additional disclosures required are presented within “NOTE 2. REVENUE RECOGNITION” and “NOTE 15. SEGMENT INFORMATION.”
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
Additionally, the Securities and Exchange Commission (the “SEC”) released Staff Accounting Bulletin No. 118 (“SAB 118”) which provides guidance on accounting for the Act’s impact under Accounting Standards Codification (“ASC”) Topic 740, Income Taxes (“ASC 740”). The guidance in SAB 118 allowed companies to use provisional estimates to record the effects of the Act and also provided a measurement period (not to exceed one year from the date of enactment) to complete the accounting for the impacts of the Act. The Company completed its accounting for the impacts of the Act during the first quarter of fiscal 2019.
For discussion of the impacts of the Act that are material to the Company and required disclosures related to the Act pursuant to the guidance provided under SAB 118, refer to “NOTE 11. INCOME TAXES.”
Reporting Comprehensive Income
In February 2018, the FASB issued an accounting standard update that allows a reclassification from accumulated other comprehensive income to retained earnings for stranded tax effects resulting from the Act. The Company elected to adopt this guidance effective October 1, 2018, resulting in a reclassification of $16.9 million from accumulated other comprehensive income (loss) (“AOCI”) to retained earnings upon adoption.
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
NOTE 2. REVENUE RECOGNITION
Nature of Goods and Services
The Company’s revenue is primarily generated from sales of branded and private label lawn and garden care and indoor and hydroponic gardening finished products to home centers, mass merchandisers, warehouse clubs, large hardware chains, independent hardware stores, nurseries, garden centers, e-commerce platforms, food and drug stores, indoor gardening and hydroponic product distributors, retailers and growers. In addition to product sales, the Company acts as the exclusive agent of Monsanto Company (“Monsanto”) for the marketing and distribution of Monsanto’s consumer Roundup® non-selective weedkiller products in the United States and certain other specified countries, and performs certain other services under ancillary agreements with Monsanto. The Company also provides marketing, research and development and certain ancillary services to Bonnie Plants, Inc. (“Bonnie”). Refer to “NOTE 15. SEGMENT INFORMATION” for disaggregated revenue information and “NOTE 8. MARKETING AGREEMENT” for revenue information related to the Monsanto agreements.
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
Under the terms of the Second Amended and Restated Exclusive Agency and Marketing Agreement (the “Restated Marketing Agreement”), pursuant to which the Company serves as the exclusive sales and marketing agent of Monsanto with respect to Monsanto’s consumer Roundup® non-selective weedkiller products in the United States and certain other specified countries, the Company is entitled to receive an annual commission from Monsanto as consideration for the performance of the Company’s duties as agent. The annual commission payable under the Restated Marketing Agreement is equal to (1) 50% of the actual earnings before interest and income taxes of Monsanto’s consumer Roundup® business in the markets covered by the Restated Marketing Agreement for program years 2017 and 2018 and (2) 50% of the actual earnings before interest and income taxes of Monsanto’s consumer Roundup® business in the markets covered by the Restated Marketing Agreement in excess of $40.0 million for program years 2019 and thereafter. The Restated Marketing Agreement also requires the Company to make annual payments of $18.0 million to Monsanto as a contribution against the overall expenses of its consumer Roundup® business. The gross commission earned under the Restated Marketing Agreement and the contribution payments to Monsanto are included in the “Net sales” line in the Condensed Consolidated Statements of Operations. The Company performs other services, including conversion services, pursuant to ancillary agreements with Monsanto. The actual costs incurred for these activities are charged to and reimbursed by Monsanto. The Company records costs incurred for which the Company is the primary obligor on a gross basis, recognizing such costs in the “Cost of sales” line and the reimbursement of these costs in the “Net sales” line in the Condensed Consolidated Statements of Operations, with no effect on gross profit dollars or net income.
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
NOTE 3. DISCONTINUED OPERATIONS
International Business
Prior to August 31, 2017, the Company operated consumer lawn and garden businesses located in Australia, Austria, Belgium, Luxembourg, Czech Republic, France, Germany, Poland and the United Kingdom (the “International Business”). On April 29, 2017, the Company received a binding and irrevocable conditional offer (the “Offer”) from Exponent Private Equity LLP (“Exponent”) to purchase the International Business. On July 5, 2017, the Company accepted the Offer and the Company completed the sale on August 31, 2017. As a result, effective in its fourth quarter of fiscal 2017, the Company classified its results of operations for all periods presented to reflect the International Business as a discontinued operation and classified the assets and liabilities of the International Business as held for sale. During the three months ended March 31, 2018, the Company recorded a reduction to the gain on the sale of the International Business of $3.7 million related to the resolution of the post-closing working capital adjustment obligation.
During the three and six months ended March 31, 2018, the Company recognized $0.2 million and $1.6 million, respectively, in transaction related costs associated with the sale of the International Business.
Wild Bird Food
During fiscal 2014, the Company completed the sale of its U.S. and Canadian wild bird food business. As a result, effective in fiscal 2014, the Company classified its results of operations for all periods presented to reflect the wild bird food business as a discontinued operation. At March 30, 2019, March 31, 2018 and September 30, 2018, $42.5 million, zero and $85.0 million, respectively, was accrued for a probable loss related to the previously disclosed legal matter In re Morning Song Bird Food Litigation in the “Other current liabilities” line in the Condensed Consolidated Balance Sheets. This matter relates to a pending class-action lawsuit filed in 2012 in connection with the sale of wild bird food products that were the subject of a voluntary recall in 2008 by the Company’s previously sold wild bird food business. During the three and six months ended March 30, 2019, the Company received insurance reimbursement payments related to this matter of $8.4 million and $13.4 million, respectively. The Company recognized insurance recoveries of $5.0 million related to this matter in the “Income (loss) from discontinued operations, net of tax” line in the Condensed Consolidated Statements of Operations during the first quarter of fiscal 2019, and the remaining $8.4 million of reimbursements have been recognized as an accrued liability in the Condensed Consolidated Balance Sheets as of March 30, 2019 pending the finalization of the settlement. Refer to “NOTE 12. CONTINGENCIES” for more information.

The following table summarizes the results of discontinued operations described above and reflected within discontinued operations in the Company’s condensed consolidated financial statements for each of the periods presented:

	THREE MONTHS ENDED		SIX MONTHS ENDED
	MARCH 30, 2019	MARCH 31, 2018	MARCH 30, 2019	MARCH 31, 2018
	(In millions)
Operating and exit costs	$0.1	$1.6	$0.1	$1.6
Impairment, restructuring and other charges (recoveries), net	—	0.2	(4.9)	1.6
Loss on sale / contribution of business	—	3.7	—	3.5
Income (loss) from discontinued operations before income taxes	(0.1)	(5.5)	4.8	(6.7)
Income tax expense (benefit) from discontinued operations	0.4	(1.8)	2.3	(1.8)
Income (loss) from discontinued operations, net of tax	$(0.5)	$(3.7)	$2.5	$(4.9)
The Condensed Consolidated Statements of Cash Flows do not present the cash flows from discontinued operations separately from cash flows from continuing operations. Cash used in operating activities related to discontinued operations totaled $34.7 million and zero for the six months ended March 30, 2019 and March 31, 2018, respectively. Cash used in investing activities related to discontinued operations was zero and $35.3 million for the six months ended March 30, 2019 and March 31, 2018, respectively.
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
The preliminary valuation of the acquired assets included (i) $5.8 million of cash, prepaid and other current assets, (ii) $19.3 million of accounts receivable, (iii) $84.3 million of inventory, (iv) $64.4 million of fixed assets, (v) $11.7 million of accounts payable and other current liabilities, (vi) $151.1 million of finite-lived identifiable intangible assets, and (vii) $145.4 million of tax-deductible goodwill. Identifiable intangible assets included tradenames of $65.1 million, customer relationships of $84.1 million and non-competes of $1.9 million with useful lives ranging between 5 and 25 years. The estimated fair values of the identifiable intangible assets were determined using an income-based approach, which includes market participant expectations of cash flows that an asset will generate over the remaining useful life discounted to present value using an appropriate discount rate. Certain estimated values for the acquisition, including goodwill, intangible assets, and property, plant and equipment, are not yet finalized and are subject to revision as additional information becomes available and more detailed analysis is completed. The contingent consideration related to the Sunlight Supply acquisition is required to be accounted for as a derivative instrument and is recorded at fair value in the “Other current liabilities” line in the Condensed Consolidated Balance Sheets, with changes in fair value recognized in the “Impairment, restructuring and other” line in the Condensed Consolidated Statements of Operations. The estimated fair value of the contingent consideration was $0.9 million as of March 30, 2019 and the fair value measurement was classified in Level 3 of the fair value hierarchy.
The acquisition of Sunlight Supply also resulted in the settlement of a portion of certain previously acquired customer relationships, which resulted in a non-cash impairment charge of $17.5 million recognized in the “Impairment, restructuring and other” line in the Condensed Consolidated Statements of Operations during the third quarter of fiscal 2018 to reduce the carrying value of these previously acquired customer relationship intangible assets to an estimated fair value of $30.9 million. The estimated fair value was determined using an income-based approach, which includes market participant expectations of cash flows that an asset will generate over the remaining useful life discounted to present value using an appropriate discount rate, and has been included as part of goodwill. Additionally, the Company reduced the value of deferred tax liabilities associated with the write-off of these previously acquired customer relationship intangible assets by $7.3 million, which was recognized in the “Income tax expense (benefit) from continuing operations” line in the Condensed Consolidated Statements of Operations during the third quarter of fiscal 2018.
Net sales for Sunlight Supply included within the Hawthorne segment for the three and six months ended March 30, 2019 were $91.4 million and $163.0 million, respectively. The following unaudited pro forma information presents the combined results of operations as if the acquisition of Sunlight Supply had occurred at the beginning of fiscal 2017. Sunlight Supply’s pre-acquisition results have been added to the Company’s historical results. The pro forma results contained in the table below include adjustments for (i) the elimination of intercompany sales, (ii) amortization of acquired intangibles, (iii) increased depreciation expense as a result of acquisition date fair value adjustments, (iv) increased interest expense related to the financing of the acquisition, (v) adjustments to tax expense based on condensed consolidated pro forma results, and (vi) the impact of Common Shares issued as part of the purchase price in connection with the acquisition. The pro forma information does not reflect the realization of any potential cost savings or other synergies from the acquisition as a result of restructuring activities and other cost savings initiatives. These pro forma results have been prepared for comparative purposes only and are not necessarily indicative of the results of operations as they would have been had the acquisitions occurred on the assumed dates, nor are they necessarily an indication of future operating results.

	THREE MONTHS ENDED	SIX MONTHS ENDED
UNAUDITED TOTAL COMPANY CONSOLIDATED PRO FORMA RESULTS	MARCH 31, 2018	MARCH 31, 2018
	(In millions, except per share data)
Pro forma net sales	$1,095.9	$1,397.1
Pro forma net income attributable to controlling interest	150.5	129.7
Pro forma diluted net income per common share	2.61	2.23
Gavita
On May 26, 2016, the Company’s Hawthorne segment acquired majority control and a 75% economic interest in Gavita. Gavita’s former ownership group initially retained a 25% noncontrolling interest in Gavita consisting of ownership of 5% of the outstanding shares of Gavita and a loan with interest payable based on distributions by Gavita. The loan was recorded at fair value in the “Long-term debt” line in the Condensed Consolidated Balance Sheets. On October 2, 2017, the Company’s Hawthorne segment acquired the remaining 25% noncontrolling interest in Gavita, including Agrolux Holding B.V. (now known as Hawthorne Lighting B.V.), and its subsidiaries (collectively, “Agrolux”), for $69.2 million, plus payment of contingent consideration of $3.0 million. The carrying value of the 25% noncontrolling interest consisted of long-term debt of $55.6 million and noncontrolling interest of $7.9 million. The difference between purchase price and carrying value of $5.7 million was recognized in the “Common shares and capital in excess of $0.01 stated value per share” line within “Total equity—controlling interest” in the Condensed Consolidated Balance Sheets. The Company has revised its historical presentation of the payment related to the acquisition of the remaining noncontrolling interest for the six months ended March 31, 2018. This payment was incorrectly classified as an investing activity in the “Investments in acquired businesses, net of cash acquired” line in the Condensed Consolidated Statements of Cash Flows, and was revised to be classified as a financing activity in the “Acquisition of noncontrolling interests” line in the Condensed Consolidated Statements of Cash Flows in accordance with GAAP. The Company previously revised this classification in its fiscal 2018 Form 10–K.
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

NOTE 5. INVESTMENT IN UNCONSOLIDATED AFFILIATES
On March 19, 2019, the Company entered into an agreement under which it sold, to TruGreen Companies L.L.C., a subsidiary of TruGreen Holding Corporation, all of its approximately 30% equity interest in Outdoor Home Services Holdings LLC, a lawn services joint venture between the Company and TruGreen Holding Corporation (the “TruGreen Joint Venture”). Prior to this transaction, the Company’s net investment and advances with respect to the TruGreen Joint Venture had been reduced to a liability which resulted in an amount recorded in the “Distributions in excess of investment in unconsolidated affiliate” line in the Condensed Consolidated Balance Sheets. Under the terms of the agreement, the Company received cash proceeds of $234.2 million related to the sale of its equity interest in the TruGreen Joint Venture and $18.4 million related to the payoff of second lien term loan financing, which was previously recorded in the “Other assets” line in the Condensed Consolidated Balance Sheets. During the three and six months ended March 30, 2019, the Company also received a distribution from the TruGreen Joint Venture intended to cover certain required tax payments of $3.5 million, which was classified as an investing activity in the Condensed Consolidated Statements of Cash Flows. During the three and six months ended March 30, 2019, the Company recognized a pre-tax gain of $259.8 million related to this sale in the “Other non-operating (income) expense, net” line in the Condensed Consolidated Statements of Operations. The Company also reclassified $47.1 million from deferred tax liabilities, which were previously recorded in the “Other liabilities” line in the Condensed Consolidated Balance Sheets, to accrued taxes, which are recorded in the “Other current liabilities” line in the Condensed Consolidated Balance Sheets, related to the outside basis difference in the TruGreen Joint Venture as a result of the sale of the Company’s equity interest.
As of March 30, 2019, the Company held a noncontrolling interest in an unconsolidated affiliate whose products support the professional U.S. industrial, turf and ornamental market (the “IT&O Joint Venture”). During the three and six months ended March 30, 2019, the Company received a distribution of net earnings from the IT&O Joint Venture of $4.9 million, which was classified as an operating activity in the Condensed Consolidated Statements of Cash Flows. On April 1, 2019, the Company sold all of its equity interest in the IT&O Joint Venture for cash proceeds of $36.6 million and a pre-tax gain of approximately $3.0 million will be recognized in the “Other non-operating (income) expense, net” line in the Condensed Consolidated Statements of Operations for the Company’s third quarter of fiscal 2019. The Company provided the IT&O Joint Venture with line of credit financing, which was fully repaid as of March 30, 2019 and had a balance of $7.4 million at March 31, 2018 which was previously recorded in the “Other assets” line in the Condensed Consolidated Balance Sheets.
NOTE 6. IMPAIRMENT, RESTRUCTURING AND OTHER
Activity described herein is classified within the “Cost of sales—impairment, restructuring and other,” “Impairment, restructuring and other” and “Income (loss) from discontinued operations, net of tax” lines in the Condensed Consolidated Statements of Operations.
The following table details impairment, restructuring and other charges (recoveries) for each of the periods presented:

	THREE MONTHS ENDED		SIX MONTHS ENDED
	MARCH 30, 2019	MARCH 31, 2018	MARCH 30, 2019	MARCH 31, 2018
	(In millions)
Cost of sales—impairment, restructuring and other:
Restructuring and other charges	$1.0	$—	$3.0	$—
Property, plant and equipment impairments	—	—	0.5	—
Operating expenses:
Restructuring and other charges, net	0.2	10.2	3.7	10.0
Impairment, restructuring and other charges from continuing operations	$1.2	$10.2	$7.2	$10.0
Restructuring and other charges (recoveries), net, from discontinued operations	—	0.2	(4.9)	1.6
Total impairment, restructuring and other charges	$1.2	$10.4	$2.3	$11.6

The following table summarizes the activity related to liabilities associated with restructuring and other, excluding insurance reimbursement recoveries, during the six months ended March 30, 2019 (in millions):

Amounts accrued for restructuring and other at September 30, 2018	$112.2
Restructuring and other charges from continuing operations	6.7
Restructuring and other charges from discontinued operations	0.1
Payments and other	(62.7)
Amounts accrued for restructuring and other at March 30, 2019	$56.3
Included in restructuring accruals, as of March 30, 2019, is $1.6 million that is classified as long-term. Payments against the long-term accruals will be incurred as the employees covered by the restructuring plan retire or through the passage of time. The remaining amounts accrued will continue to be paid out over the course of the next twelve months.
Project Catalyst
In connection with the acquisition of Sunlight Supply during the third quarter of fiscal 2018, the Company announced the launch of an initiative called Project Catalyst, which is a company-wide restructuring effort to reduce operating costs throughout the U.S. Consumer, Hawthorne and Other segments and drive synergies from recent acquisitions within the Hawthorne segment. During the three and six months ended March 30, 2019, the Company continued to execute on its planned facility closures and consolidations and terminated employees in duplicate roles which resulted in charges of $2.1 million and $7.6 million, respectively, related to Project Catalyst. The Company incurred charges of $0.1 million and $0.4 million in its U.S. Consumer segment, $0.6 million and $2.5 million in its Hawthorne segment and $0.3 million and $0.6 million in its Other segment in the “Cost of sales—impairment, restructuring and other” line in the Condensed Consolidated Statements of Operations during the three and six months ended March 30, 2019, respectively, related to employee termination benefits, facility closure costs and impairment of property, plant and equipment. The Company incurred charges of $0.1 million and $0.5 million in its U.S. Consumer segment, $0.4 million and $2.1 million in its Hawthorne segment, $0.5 million and $0.6 million in its Other segment and $0.1 million and $0.9 million at Corporate in the “Impairment, restructuring and other” line in the Condensed Consolidated Statements of Operations during the three and six months ended March 30, 2019, respectively, related to employee termination benefits and facility closure costs. Costs incurred to date since the inception of Project Catalyst are $22.4 million for the Hawthorne segment, $12.5 million for the U.S. Consumer segment, $1.2 million for the Other segment and $0.9 million for Corporate.
Project Focus
In the first quarter of fiscal 2016, the Company announced a series of initiatives called Project Focus designed to maximize the value of its non-core assets and focus on emerging categories of the lawn and garden industry in its core U.S. business. During the three and six months ended March 31, 2018, the U.S. Consumer segment recognized adjustments of $0.1 million and $0.3 million, respectively, related to previously recognized termination benefits associated with Project Focus in the “Impairment, restructuring and other” line in the Condensed Consolidated Statements of Operations. Costs incurred to date since the inception of the current Project Focus initiatives are $10.0 million for the U.S. Consumer segment, $0.9 million for the Hawthorne segment and $1.2 million for the Other segment, related to transaction activity, termination benefits and facility closure costs.
On August 31, 2017, the Company completed the sale of the International Business. Refer to “NOTE 3. DISCONTINUED OPERATIONS” for more information. During the three and six months ended March 31, 2018, the Company recognized $0.2 million and $1.6 million, respectively, in transaction related costs associated with the sale of the International Business in the “Income (loss) from discontinued operations, net of tax” line in the Condensed Consolidated Statements of Operations.
Other
During the three and six months ended March 30, 2019, the Company received insurance reimbursement payments related to the previously disclosed legal matter In re Morning Song Bird Food Litigation of $8.4 million and $13.4 million, respectively. The Company recognized insurance recoveries of $5.0 million related to this matter in the “Income (loss) from discontinued operations, net of tax” line in the Condensed Consolidated Statements of Operations during the first quarter of fiscal 2019, and the remaining $8.4 million of reimbursements have been recognized as an accrued liability on the Condensed Consolidated Balance Sheets as of March 30, 2019 pending the finalization of the settlement. Refer to “NOTE 12. CONTINGENCIES” for more information.
During the three and six months ended March 30, 2019, the Company recognized favorable adjustments of $0.9 million and $0.4 million, respectively, related to the previously disclosed legal matter In re Scotts EZ Seed Litigation in the “Impairment, restructuring and other” line in the Condensed Consolidated Statements of Operations. During the three and six months ended March 31, 2018, the Company recognized a charge of $10.2 million for a probable loss related to this matter in the “Impairment, restructuring and other” line in the Condensed Consolidated Statements of Operations. Refer to “NOTE 12. CONTINGENCIES” for more information.

NOTE 7. INVENTORIES
Inventories consisted of the following for each of the periods presented:

	MARCH 30, 2019	MARCH 31, 2018	SEPTEMBER 30, 2018
	(In millions)
Finished goods	$469.8	$395.8	$292.1
Work-in-process	63.6	61.2	60.1
Raw materials	141.9	139.9	129.2
Total inventories	$675.3	$596.9	$481.4
Adjustments to reflect inventories at net realizable values were $8.1 million at March 30, 2019, $11.9 million at March 31, 2018 and $8.1 million at September 30, 2018.
NOTE 8. MARKETING AGREEMENT
The Scotts Company LLC (“Scotts LLC”) is the exclusive agent of Monsanto for the marketing and distribution of Monsanto’s consumer Roundup® non-selective weedkiller products in the consumer lawn and garden market in the United States and certain other specified countries pursuant to the Restated Marketing Agreement. The Restated Marketing Agreement covers Israel, China and every country in North America and South America that is not subject to a comprehensive U.S. trade embargo or certain other embargoes and trade restrictions.
Unless Monsanto terminates the Restated Marketing Agreement due to an event of default by the Company, upon a termination of the Restated Marketing Agreement by Monsanto, in addition to other remedies that may be available to the Company, the Restated Marketing Agreement requires a termination fee payable to the Company equal to the greater of (1) $175.0 million or (2) four times (A) the average of the program earnings before interest and income taxes for the three trailing program years prior to the year of termination, minus (B) $186.4 million (the “Termination Fee”). The Company may terminate the Restated Marketing Agreement upon a material breach of the Restated Marketing Agreement by Monsanto or upon a material fraud or material willful misconduct committed by Monsanto, among other potential remedies, and in the event of such a termination by the Company, Monsanto is required to pay to the Company an amount equal to the Termination Fee. Upon a significant decline in either (i) Monsanto’s consumer Roundup® business of more than 25% compared to program year 2014; or (ii) the Roundup® brand, subject to certain terms and conditions, the Company may either terminate the Restated Marketing Agreement or continue the Restated Marketing Agreement and be entitled to receive an additional commission amount. The Restated Marketing Agreement also provides the Company with additional rights and remedies, including the right to terminate the Restated Marketing Agreement in certain circumstances and the right to indemnification for product liability claims relating to its marketing and distribution of Monsanto’s consumer Roundup® products in its capacity as Monsanto’s agent. The term of the Restated Marketing Agreement will continue indefinitely for all included markets unless and until otherwise terminated in accordance therewith. Subsequent to March 30, 2019, Monsanto agreed to reimburse the Company for $20.0 million of additional expenses incurred and to be incurred by the Company for certain activities connected to the Restated Marketing Agreement. The $20.0 million payment will be included in the “Net sales” line in the Condensed Consolidated Statements of Operations for the third quarter of fiscal 2019.
The elements of the net commission and reimbursements earned under the Restated Marketing Agreement and included in “Net sales” are as follows:

	THREE MONTHS ENDED		SIX MONTHS ENDED
	MARCH 30, 2019	MARCH 31, 2018	MARCH 30, 2019	MARCH 31, 2018
	(In millions)
Gross commission	$23.9	$34.5	$23.9	$34.6
Contribution expenses	(4.5)	(4.5)	(9.0)	(9.0)
Amortization of marketing fee	—	(0.2)	—	(0.4)
Net commission	19.4	29.8	14.9	25.2
Reimbursements associated with Restated Marketing Agreement	14.4	19.7	27.0	32.5
Total net sales associated with Restated Marketing Agreement	$33.8	$49.5	$41.9	$57.7

NOTE 9. DEBT
The components of the Company’s debt are as follows:

	MARCH 30, 2019	MARCH 31, 2018	SEPTEMBER 30, 2018
	(In millions)
Credit Facilities:
Revolving loans	$666.2	$1,043.2	$492.2
Term loans	770.0	266.3	790.0
Senior Notes – 5.250%	250.0	250.0	250.0
Senior Notes – 6.000%	400.0	400.0	400.0
Receivables facility	300.0	300.0	76.0
Other	19.1	22.0	17.5
Total debt	2,405.3	2,281.5	2,025.7
Less current portions	357.7	335.8	132.6
Less unamortized debt issuance costs	8.5	8.0	9.3
Long-term debt	$2,039.1	$1,937.7	$1,883.8
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
At March 30, 2019, the Company had letters of credit outstanding in the aggregate principal amount of $21.4 million, and $812.3 million of borrowing availability under the Fifth A&R Credit Agreement. The weighted average interest rates on average borrowings under the Fifth A&R Credit Agreement and the former credit agreement were 4.6% and 4.1% for the six months ended March 30, 2019 and March 31, 2018, respectively.
The Fifth A&R Credit Agreement contains, among other obligations, an affirmative covenant regarding the Company’s leverage ratio on the last day of each quarter calculated as average total indebtedness, divided by the Company’s earnings before interest, taxes, depreciation and amortization (“EBITDA”), as adjusted pursuant to the terms of the Fifth A&R Credit Agreement (“Adjusted EBITDA”). The maximum leverage ratio is: (i) 5.25 through the second quarter of fiscal 2019, (ii) 5.00 for the third quarter of fiscal 2019 through the first quarter of fiscal 2020, (iii) 4.75 for the second quarter of fiscal 2020 through the fourth quarter of fiscal 2020 and (iv) 4.50 for the first quarter of fiscal 2021 and thereafter. The Company’s leverage ratio was 3.93 at March 30, 2019. The Fifth A&R Credit Agreement also contains an affirmative covenant regarding the Company’s interest coverage ratio determined as of the end of each of its fiscal quarters. The interest coverage ratio is calculated as Adjusted EBITDA divided by interest expense, as described in the Fifth A&R Credit Agreement, and excludes costs related to refinancings. The minimum interest coverage ratio was 3.00 for the twelve months ended March 30, 2019. The Company’s interest coverage ratio was 5.67 for the twelve months ended March 30, 2019. The Fifth A&R Credit Agreement allows the Company to make unlimited restricted payments (as defined in the Fifth A&R Credit Agreement), including dividend payments and Common Share repurchases, as long as the leverage ratio resulting from the making of such restricted payments is 4.00 or less. Otherwise the Company may make further restricted payments in an aggregate amount for each fiscal year not to exceed the amount set forth in the Fifth A&R Credit Agreement for such fiscal year ($200.0 million for fiscal 2019 and $225.0 million for fiscal 2020 and thereafter).
Receivables Facility
Under the Master Repurchase Agreement (including the annexes thereto, the “Repurchase Agreement”) and a Master Framework Agreement (the “Framework Agreement” and, together with the Repurchase Agreement, the “Receivables Facility”), as amended, the Company may sell a portfolio of available and eligible outstanding customer accounts receivable to the purchasers and simultaneously agree to repurchase the receivables on a weekly basis. The Company accounts for the sale of receivables under the Receivables Facility as short-term debt and continues to carry the receivables on its Condensed Consolidated Balance Sheets, primarily as a result of the Company’s requirement to repurchase receivables sold. As of March 30, 2019 and March 31, 2018, there were $300.0 million in borrowings on receivables pledged as collateral under the Receivables Facility, and the carrying value of the receivables pledged as collateral was $333.3 million. As of March 30, 2019 and March 31, 2018, there was $100.0 million and $78.4 million, respectively, of availability under the Receivables Facility.

Interest Rate Swap Agreements
The Company has outstanding interest rate swap agreements with major financial institutions that effectively convert a portion of the Company’s variable-rate debt to a fixed rate. The swap agreements had a maximum total U.S. dollar equivalent notional amount of $1,300.0 million at March 30, 2019, $1,300.0 million at March 31, 2018 and $800.0 million at September 30, 2018, respectively. Interest payments made between the effective date and expiration date are hedged by the swap agreements, except as noted below.
The notional amount, effective date, expiration date and rate of each of these swap agreements outstanding at March 30, 2019 are shown in the table below:

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
Estimated Fair Values
The methods and assumptions used to estimate the fair values of the Company’s debt instruments are described below:
Credit Facilities
The interest rate currently available to the Company fluctuates with the applicable LIBO rate, prime rate or Federal Funds Effective Rate and thus the carrying value is a reasonable estimate of fair value. The fair value measurement for the Fifth A&R Credit Facilities was classified in Level 2 of the fair value hierarchy.
5.250% Senior Notes
The fair value of the 5.250% Senior Notes was determined based on the trading of the 5.250% Senior Notes in the open market. The difference between the carrying value and the fair value of the 5.250% Senior Notes represents the premium or discount on that date. Based on the trading value on or around March 30, 2019, the fair value of the 5.250% Senior Notes was approximately $245.0 million. The fair value measurement for the 5.250% Senior Notes was classified in Level 1 of the fair value hierarchy.
6.000% Senior Notes
The fair value of the 6.000% Senior Notes was determined based on the trading of the 6.000% Senior Notes in the open market. The difference between the carrying value and the fair value of the 6.000% Senior Notes represents the premium or discount on that date. Based on the trading value on or around March 30, 2019, the fair value of the 6.000% Senior Notes was approximately $416.0 million. The fair value measurement for the 6.000% Senior Notes was classified in Level 1 of the fair value hierarchy.
Accounts Receivable Pledged
The interest rate on the short-term debt associated with accounts receivable pledged under the Receivables Facility fluctuated with the applicable LIBOR and thus the carrying value is a reasonable estimate of fair value. The fair value measurement for the Receivables Facility was classified in Level 2 of the fair value hierarchy.

Weighted Average Interest Rate
The weighted average interest rates on the Company’s debt were 4.7% and 4.4% for the six months ended March 30, 2019 and March 31, 2018, respectively.
NOTE 10. EQUITY
The following table provides a summary of the changes in total equity, equity attributable to controlling interest, and equity attributable to noncontrolling interests for the three and six months ended March 30, 2019 (in millions):

	Common Shares and Capital in Excess of Stated Value	Retained Earnings	Treasury Shares	Accumulated Other Comprehensive Loss	Total Equity - Controlling Interest	Non-controlling Interest	Total Equity
Balance at September 30, 2018	$420.3	$919.9	$(939.6)	$(46.0)	$354.6	$5.0	$359.6
Adoption of new accounting pronouncements (see Note 1)	—	26.0	—	(16.9)	9.1	—	9.1
Net income (loss)	—	(79.6)	—	—	(79.6)	(0.1)	(79.7)
Other comprehensive income (loss)	—	—	—	(12.4)	(12.4)	—	(12.4)
Share-based compensation	6.6	—	—	—	6.6	—	6.6
Dividends declared ($0.550 per share)	—	(30.9)	—	—	(30.9)	—	(30.9)
Treasury share issuances	(1.0)	—	1.9	—	0.9	—	0.9
Balance at December 29, 2018	$425.9	$835.4	$(937.7)	$(75.3)	$248.3	$4.9	$253.2
Net income (loss)	—	396.5	—	—	396.5	(0.1)	396.4
Other comprehensive income (loss)	—	—	—	(3.9)	(3.9)	—	(3.9)
Share-based compensation	10.4	—	—	—	10.4	—	10.4
Dividends declared ($0.550 per share)	—	(32.7)	—	—	(32.7)	—	(32.7)
Treasury share purchases	—	—	(2.5)	—	(2.5)	—	(2.5)
Treasury share issuances	(10.1)	—	11.2	—	1.1	—	1.1
Balance at March 30, 2019	$426.2	$1,199.2	$(929.0)	$(79.2)	$617.2	$4.9	$622.1
The sum of the components may not equal due to rounding.

The following table provides a summary of the changes in total equity, equity attributable to controlling interest, and equity attributable to noncontrolling interests for the three and six months ended March 31, 2018 (in millions):

	Common Shares and Capital in Excess of Stated Value	Retained Earnings	Treasury Shares	Accumulated Other Comprehensive Loss	Total Equity - Controlling Interest	Non-controlling Interest	Total Equity
Balance at September 30, 2017	$407.6	$978.2	$(667.8)	$(69.2)	$648.8	$12.9	$661.7
Net income (loss)	—	(21.2)	—	—	(21.2)	—	(21.2)
Other comprehensive income (loss)	—	—	—	1.0	1.0	—	1.0
Share-based compensation	6.0	—	—	—	6.0	—	6.0
Dividends declared ($0.530 per share)	—	(31.1)	—	—	(31.1)	—	(31.1)
Treasury share purchases	—	—	(96.6)	—	(96.6)	—	(96.6)
Treasury share issuances	—	—	1.6	—	1.6	—	1.6
Acquisition of remaining noncontrolling interest in Gavita	(5.7)	—	—	—	(5.7)	(7.9)	(13.6)
Balance at December 30, 2017	$407.9	$925.9	$(762.8)	$(68.2)	$502.8	$5.0	$507.8
Net income (loss)	—	148.9	—	—	148.9	0.1	149.0
Other comprehensive income (loss)	—	—	—	17.0	17.0	—	17.0
Share-based compensation	9.7	—	—	—	9.7	—	9.7
Dividends declared ($0.530 per share)	—	(30.3)	—	—	(30.3)	—	(30.3)
Treasury share purchases	—	—	(160.2)	—	(160.2)	—	(160.2)
Treasury share issuances	(8.6)	—	11.6	—	3.0	—	3.0
Balance at March 30, 2018	$409.0	$1,044.5	$(911.4)	$(51.3)	$490.8	$5.1	$495.9
The sum of the components may not equal due to rounding.
Accumulated Other Comprehensive Loss
During the three and six months ended March 30, 2019, the Company recognized a charge of $2.5 million in the “Other non-operating (income) expense, net” line in the Condensed Consolidated Statements of Operations related to the write-off of accumulated foreign currency translation loss adjustments of a foreign subsidiary that was substantially liquidated. During the three and six months ended March 31, 2018, the Company repatriated cash from a foreign subsidiary resulting in the liquidation of substantially all of the assets of the subsidiary and the write-off of accumulated foreign currency translation loss adjustments of $11.7 million within the “Other non-operating (income) expense, net” line in the Condensed Consolidated Statements of Operations.
Share Repurchases
In August 2014, the Scotts Miracle-Gro Board of Directors authorized the repurchase of up to $500.0 million of Common Shares over a five-year period (effective November 1, 2014 through September 30, 2019). On August 3, 2016, Scotts Miracle-Gro announced that its Board of Directors authorized a $500.0 million increase to the share repurchase authorization ending on September 30, 2019. The amended authorization allows for repurchases of Common Shares of up to an aggregate amount of $1.0 billion through September 30, 2019. The authorization provides the Company with flexibility to purchase Common Shares from time to time in open market purchases or through privately negotiated transactions. All or part of the repurchases may be made under Rule 10b5-1 plans, which the Company may enter into from time to time and which enable the repurchases to occur on a more regular basis, or pursuant to accelerated share repurchases. The share repurchase authorization, which expires September 30, 2019, may be suspended or discontinued by the Board of Directors at any time, and there can be no guarantee as to the timing or amount of any repurchases. There were no share repurchases under the program during the three and six months ended March 30, 2019. During the three and six months ended March 31, 2018, Scotts Miracle-Gro repurchased 1.7 million and 2.7 million Common Shares for $160.2 million and $256.8 million, respectively. From the inception of this share repurchase program in the fourth quarter of fiscal 2014 through March 30, 2019, Scotts Miracle-Gro repurchased approximately 8.3 million Common Shares for $714.6 million. The “Treasury share purchases” lines in the tables above include cash paid to tax authorities to satisfy statutory income tax withholding obligations related to share-based compensation of $2.5 million for the three and six months ended March 30, 2019, and $2.8 million and $2.9 million for the three and six months ended March 31, 2018, respectively.

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
On October 30, 2017, Scotts Miracle-Gro issued 0.2 million upfront performance-based award units (the “Hawthorne PFAs”), covering a four-year performance period, with an estimated fair value of $20.2 million on the date of grant, to certain Hawthorne segment employees as part of its Project Focus initiative. These awards were to vest after approximately four years subject to the achievement of specific performance goals aligned with the strategic objectives of the Company’s Project Focus initiatives. Based on the extent to which the performance goals were achieved, vested shares were to range from 50 to 250 percent of the target award amount. The performance goals were based on cumulative Hawthorne non-GAAP adjusted earnings. These performance-based award units were to accrue cash dividend equivalents payable upon vesting of the awards. During the first quarter of fiscal 2019, in light of Hawthorne’s acquisition of Sunlight Supply and the fiscal 2018 downturn in the Hawthorne business, the Company authorized the cancellation of the Hawthorne PFAs and the issuance of a one-time performance bonus grant for certain Hawthorne segment employees with targets based on specified levels of Hawthorne non-GAAP adjusted earnings, subject to participant consent.
The following is a summary of the share-based awards granted during each of the periods indicated:

	SIX MONTHS ENDED
	MARCH 30, 2019	MARCH 31, 2018
Employees
Restricted stock units	161,322	109,563
Performance units	68,949	235,503
Board of Directors
Deferred stock units	29,995	20,799
Total share-based awards	260,266	365,865

Aggregate fair value at grant dates (in millions)	$19.6	$34.9
Total share-based compensation was as follows for each of the periods indicated:

	THREE MONTHS ENDED		SIX MONTHS ENDED
	MARCH 30, 2019	MARCH 31, 2018	MARCH 30, 2019	MARCH 31, 2018
	(In millions)
Share-based compensation	$10.4	$9.7	$17.0	$15.7
Tax benefit recognized	1.7	1.8	3.4	4.1

Stock Options
Aggregate stock option activity for the six months ended March 30, 2019 was as follows:

	No. of Options	Wtd. Avg. Exercise Price
Awards outstanding at September 30, 2018	1,217,092	$58.68
Granted	—	—
Exercised	(28,953)	52.99
Forfeited	—	—
Awards outstanding at March 30, 2019	1,188,139	58.82
Exercisable	1,188,139	58.82
At March 30, 2019, the total pre-tax compensation cost, net of estimated forfeitures, related to nonvested stock options not yet recognized was zero. The total intrinsic value of stock options exercised was $0.6 million for the six months ended March 30, 2019.  Cash received from the exercise of stock options, including amounts received from employee purchases under the employee stock purchase plan, was $2.3 million for the six months ended March 30, 2019. The following summarizes certain information pertaining to stock option awards outstanding and exercisable at March 30, 2019 (options in millions):

	Awards Outstanding			Awards Exercisable
Range of Exercise Price	No. of Options	Wtd. Avg. Remaining Life	Wtd. Avg. Exercise Price	No. of Options	Wtd. Avg. Remaining Life	Wtd. Avg. Exercise Price
$38.81 – $49.19	0.4	1.98	$45.39	0.4	1.98	$45.39
$63.43 – $68.68	0.8	6.37	66.24	0.8	6.37	66.24
	1.2	4.80	58.82	1.2	4.80	58.82
The intrinsic values of the stock option awards outstanding and exercisable at March 30, 2019 were as follows (in millions):

Outstanding	$23.5
Exercisable	23.5
Restricted share-based awards
Restricted share-based award activity (including restricted stock units and deferred stock units) for the six months ended March 30, 2019 was as follows:

	No. of Shares	Wtd. Avg. Grant Date Fair Value per Share
Awards outstanding at September 30, 2018	403,440	$87.42
Granted	191,317	75.69
Vested	(87,472)	71.16
Forfeited	(11,054)	89.74
Awards outstanding at March 30, 2019	496,231	85.71
At March 30, 2019, the total pre-tax compensation cost, net of estimated forfeitures, related to nonvested restricted share units not yet recognized was $14.0 million, which is expected to be recognized over a weighted-average period of 2.1 years. The total fair value of restricted stock units and deferred stock units vested was $6.2 million for the six months ended March 30, 2019.

Performance-based awards
Performance-based award activity for the six months ended March 30, 2019 was as follows (based on target award amounts):

	No. of Units	Wtd. Avg. Grant Date Fair Value per Unit
Awards outstanding at September 30, 2018	755,807	$92.96
Granted	68,949	74.28
Vested	(56,315)	68.68
Forfeited	(84,775)	97.74
Awards outstanding at March 30, 2019	683,666	91.84
At March 30, 2019, the total pre-tax compensation cost, net of estimated forfeitures, related to nonvested performance-based units not yet recognized was $26.8 million, which is expected to be recognized over a weighted-average period of 2.5 years. The total fair value of performance-based units vested was $3.9 million for the six months ended March 30, 2019.
NOTE 11. INCOME TAXES
The effective tax rates related to continuing operations for the six months ended March 30, 2019 and March 31, 2018 were 24.7% and (15.0)%, respectively. The effective tax rate used for interim reporting purposes is based on management’s best estimate of factors impacting the effective tax rate for the full fiscal year and includes the impact of discrete items recognized in the quarter. There can be no assurance that the effective tax rate estimated for interim financial reporting purposes will approximate the effective tax rate determined at fiscal year end. During the six months ended March 31, 2018, the Company recognized a one-time $45.9 million net tax benefit adjustment reflecting the revaluation of its net deferred tax liability at the lower tax rate under the Act. In addition, as part of the Act, the Company recognized a one-time tax expense on deemed repatriated earnings and cash of foreign subsidiaries as required by the Act of $14.0 million, partially offset by the recognition and application of foreign tax credits associated with these foreign subsidiaries of $13.9 million.
SAB 118 provides guidance on accounting for the tax effects of the Act. In accordance with SAB 118, any necessary measurement adjustments were recorded and disclosed within one year from the enactment date within the period the adjustments are determined. Accordingly, the Company accounted for the various elements of the Act as follows:
Statutory Tax Rate Reduction: The Act reduced the federal corporate statutory tax rate to 21% effective January 1, 2018. As the Company’s fiscal year end falls on September 30, the federal corporate statutory tax rate for fiscal 2018 was prorated to 24.5%, with the statutory tax rate for fiscal 2019 and beyond at 21%. As a result of the reduction in statutory tax rate, the Company recorded a reduction in the value of its net deferred tax liability and a net benefit of $44.6 million was recorded in the “Income tax expense from continuing operations” line in the Consolidated Statements of Operations during fiscal 2018.
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
Other Provisions of the Act: Certain other aspects of the Act not expected to have a material effect on the Company’s financial statements are effective for fiscal year 2019 including those related to performance based compensation and others related to international taxation such as Global Intangible Low-Taxed Income (“GILTI”), Foreign Derived Intangible Income (“FDII”), and the Base Erosion Anti-Abuse Tax (“BEAT”). The Company has elected to account for GILTI under the period cost method. Estimates for these provisions have been included as components of the Company’s annualized effective tax rate and recorded in the “Income tax expense (benefit) from continuing operations” line in the Condensed Consolidated Statements of Operations for the six months ended March 30, 2019.
The Company’s net deferred tax liability decreased by $37.5 million during the six months ended March 30, 2019. This decrease was primarily comprised of the reclassification of deferred tax liabilities of $47.1 million to accrued taxes related to the outside basis difference in the TruGreen Joint Venture as the result of the sale of the Company’s equity interest, partially offset by the reclassification of deferred tax assets of $13.9 million to accrued taxes as a result of payments made in connection with litigation settlements.

Scotts Miracle-Gro or one of its subsidiaries files income tax returns in the U.S. federal jurisdiction and various state, local and foreign jurisdictions. The Company is currently under examination by certain U.S. state and local tax authorities for tax periods limited to fiscal years 2009 through 2017. Other than these examinations, the Company is no longer subject to examination by tax authorities for fiscal years prior to 2015. In addition to the aforementioned audits, certain other tax deficiency notices and refund claims for previous years remain unresolved.
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
Regulatory Matters
At March 30, 2019, $3.9 million was accrued in the “Other liabilities” line in the Condensed Consolidated Balance Sheets for environmental actions, the majority of which are for site remediation. The amounts accrued are believed to be adequate to cover such known environmental exposures based on current facts and estimates of likely outcomes. Although it is reasonably possible that the costs to resolve such known environmental exposures will exceed the amounts accrued, any variation from accrued amounts is not expected to be material.
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
In connection with the sale of wild bird food products that were the subject of a voluntary recall in 2008, the Company, along with its Chief Executive Officer, have been named as defendants in four actions filed on and after June 27, 2012, which have been consolidated, and, on March 31, 2017, certified as a class action in the United States District Court for the Southern District of California as In re Morning Song Bird Food Litigation, Lead Case No. 3:12-cv-01592-JAH-AGS. The plaintiffs allege various statutory and common law claims associated with the Company’s sale of wild bird food products and a plea agreement entered into in previously pending government proceedings associated with such sales. The plaintiffs allege, among other things, a class action on behalf of all persons and entities in the United States who purchased certain bird food products. The plaintiffs assert: (i) hundreds of millions of dollars in monetary damages (actual, compensatory, consequential, and restitution); (ii) punitive and treble damages; (iii) injunctive and declaratory relief; (iv) pre-judgment and post-judgment interest; and (v) costs and attorneys’ fees. The Company and its Chief Executive Officer dispute the plaintiffs’ assertions and have vigorously defended the consolidated action. The parties reached an agreement to settle this matter, which the parties memorialized in a settlement agreement submitted to the Court for approval on December 7, 2018. On January 31, 2019, the Court preliminarily approved the settlement, and scheduled a final fairness hearing for June 3, 2019. During the three months ended March 30, 2019, the Company paid $42.5 million to the settlement fund in accordance with the settlement agreement. At March 30, 2019, March 31, 2018 and September 30, 2018, $42.5 million, zero and $85.0 million, respectively, was accrued for a probable loss related to this matter in the “Other current liabilities” line in the Condensed Consolidated Balance Sheets. During the three and six months ended March 30, 2019, the Company received insurance reimbursement payments related to this matter of $8.4 million and $13.4 million, respectively. The Company recognized insurance recoveries of $5.0 million related to this matter in the “Income (loss) from discontinued operations, net of tax” line in the Condensed Consolidated Statements of Operations during the first quarter of fiscal 2019, and the remaining $8.4 million of reimbursements have been recognized as an accrued liability in the Condensed Consolidated Balance Sheets as of March 30, 2019 pending the finalization of the settlement. There can be no assurance that future developments with respect to this action, whether as a result of an adverse outcome or as a result of significant defense costs, will not have a material adverse effect on the Company’s financial condition, results of operations or cash flows.
The Company was named as a defendant in In re Scotts EZ Seed Litigation, Case No. 12-cv-4727 (VB), a New York and California class action lawsuit filed August 9, 2012 in the United States District Court for the Southern District of New York that asserted claims under false advertising and other legal theories based on a marketing statement on the Company’s EZ Seed grass seed product from 2009 to 2012. The plaintiffs sought, on behalf of themselves and purported class members, various forms of monetary and non-monetary relief, including statutory damages that they contend could amount to hundreds of millions of dollars. The Company defended the action vigorously, and disputed the plaintiffs’ claims and theories, including the recoverability of statutory damages. In 2017, the Court eliminated certain claims, narrowed the case in certain respects, and permitted the case to continue proceeding as a class action. On August 7, 2017, the Court requested briefs on the Company’s request for interlocutory review of issues relating to the recoverability of statutory damages in a class action by the United States Court of Appeals for the Second Circuit and, on August 31, 2017, approved that request. On January 8, 2018, however, the Second Circuit denied the interlocutory appeal request. The parties engaged in mediation on April 9, 2018 and agreed in principle to a preliminary settlement of the outstanding claims on April 10, 2018. The preliminary settlement required the Company to pay certain attorneys’ and administrative fees and provide certain payments to the class members. The preliminary settlement was approved by the court on December 19, 2018. This case is now settled and the Company made final payment of the claims made by class members during the three months ended March 30, 2019. At March 30, 2019, March 31, 2018 and September 30, 2018, $0.1 million, $10.2 million, and $11.7 million, respectively, was accrued for a probable loss related to this matter in the “Other current liabilities” line in the Condensed Consolidated Balance Sheets. During the three and six months ended March 30, 2019, the Company recognized favorable adjustments of $0.9 million and $0.4 million, respectively, related to this matter in the “Impairment, restructuring and other” line in the Condensed Consolidated Statements of Operations as a result of the final payment of the claims made by class members.
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
Exchange Rate Risk Management
The Company uses currency forward contracts to manage the exchange rate risk associated with intercompany loans and certain other balances denominated in foreign currencies. At March 30, 2019, the notional amount of outstanding currency forward contracts was $118.3 million, with a fair value of $1.5 million. At March 31, 2018, the notional amount of outstanding currency forward contracts was $252.9 million, with a fair value of $(0.7) million. At September 30, 2018, the notional amount of outstanding currency forward contracts was $117.2 million, with a fair value of $(0.6) million. The fair value of currency forward contracts is determined using forward rates in commonly quoted intervals for the full term of the contracts. Contracts outstanding at March 30, 2019 will mature over the next fiscal quarter.
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
The Company has outstanding interest rate swap agreements with major financial institutions that effectively convert a portion of the Company’s variable-rate debt to a fixed rate. The swap agreements had a maximum total U.S. dollar equivalent notional amount of $1,300.0 million at March 30, 2019, $1,300.0 million at March 31, 2018 and $800.0 million at September 30, 2018. Refer to “NOTE 9. DEBT” for the terms of the swap agreements outstanding at March 30, 2019. Included in the AOCI balance at March 30, 2019 was a loss of $0.9 million related to interest rate swap agreements that is expected to be reclassified to earnings during the next twelve months, consistent with the timing of the underlying hedged transactions.
Commodity Price Risk Management
The Company enters into hedging arrangements designed to fix the price of a portion of its projected future urea requirements. The contracts are designated as hedges of the Company’s exposure to future cash flow fluctuations associated with the cost of urea. The objective of the hedges is to mitigate the earnings and cash flow volatility attributable to the risk of changing prices. Since the contracts have been designated as hedging instruments, unrealized gains or losses resulting from adjusting these contracts to fair value are recorded as elements of AOCI within the Condensed Consolidated Balance Sheets. Realized gains or losses remain as a component of AOCI until the related inventory is sold. Upon sale of the underlying inventory, the gain or loss is reclassified to cost of sales. Included in the AOCI balance at March 30, 2019 was a loss of $0.2 million related to urea derivatives that is expected to be reclassified to earnings during the next twelve months, consistent with the timing of the underlying hedged transactions.
The Company also uses derivatives to partially mitigate the effect of fluctuating diesel and resin costs on operating results. These financial instruments are carried at fair value within the Condensed Consolidated Balance Sheets. Changes in the fair value of derivative contracts that qualify for hedge accounting are recorded in AOCI. The effective portion of the change in fair value remains as a component of AOCI until the related commodity is consumed, at which time the accumulated gain or loss on the derivative contract is reclassified to cost of sales. Changes in the fair value of derivatives that do not qualify for hedge accounting are recorded as an element of cost of sales. At March 30, 2019, there were no amounts included within AOCI.
The Company had the following outstanding commodity contracts that were entered into to hedge forecasted purchases:

COMMODITY	MARCH 30, 2019	MARCH 31, 2018	SEPTEMBER 30, 2018
Urea	33,000 tons	42,000 tons	88,000 tons
Resin	6,100,000 pounds	—	—
Diesel	4,452,000 gallons	3,360,000 gallons	5,460,000 gallons
Heating Oil	756,000 gallons	1,092,000 gallons	1,218,000 gallons
Fair Values of Derivative Instruments
The fair values of the Company’s derivative instruments were as follows:

		ASSETS / (LIABILITIES)
DERIVATIVES DESIGNATED AS HEDGING INSTRUMENTS	BALANCE SHEET LOCATION	MARCH 30, 2019	MARCH 31, 2018	SEPTEMBER 30, 2018
		(In millions)
Interest rate swap agreements	Prepaid and other current assets	$0.9	$1.5	$2.0
	Other assets	0.1	1.9	1.8
	Other current liabilities	(1.9)	—	—
	Other liabilities	(4.4)	—	—
Commodity hedging instruments	Prepaid and other current assets	—	—	6.1
	Other current liabilities	(0.8)	(0.5)	—
Total derivatives designated as hedging instruments		$(6.1)	$2.9	$9.9

DERIVATIVES NOT DESIGNATED AS HEDGING INSTRUMENTS	BALANCE SHEET LOCATION
Currency forward contracts	Prepaid and other current assets	$1.5	$0.3	$0.9
	Other current liabilities	—	(1.0)	(1.5)
Commodity hedging instruments	Prepaid and other current assets	—	1.1	1.7
	Other current liabilities	(0.7)	—	—
Total derivatives not designated as hedging instruments		0.8	0.4	1.1
Total derivatives		$(5.3)	$3.3	$11.0

The effect of derivative instruments on AOCI and the Condensed Consolidated Statements of Operations was as follows:

DERIVATIVES IN CASH FLOW HEDGING RELATIONSHIPS	AMOUNT OF GAIN / (LOSS) RECOGNIZED IN AOCI
	THREE MONTHS ENDED		SIX MONTHS ENDED
	MARCH 30, 2019	MARCH 31, 2018	MARCH 30, 2019	MARCH 31, 2018
	(In millions)
Interest rate swap agreements	$(2.2)	$2.1	$(6.8)	$2.5
Commodity hedging instruments	(0.2)	(0.1)	(3.5)	0.3
Total	$(2.4)	$2.0	$(10.3)	$2.8

DERIVATIVES IN CASH FLOW HEDGING RELATIONSHIPS	RECLASSIFIED FROM AOCI INTO STATEMENT OF OPERATIONS	AMOUNT OF GAIN / (LOSS)
		THREE MONTHS ENDED		SIX MONTHS ENDED
		MARCH 30, 2019	MARCH 31, 2018	MARCH 30, 2019	MARCH 31, 2018
		(In millions)
Interest rate swap agreements	Interest expense	$0.2	$0.1	$0.1	$0.2
Commodity hedging instruments	Cost of sales	1.7	1.0	1.9	1.0
Total		$1.9	$1.1	$2.0	$1.2

DERIVATIVES NOT DESIGNATED AS HEDGING INSTRUMENTS	RECOGNIZED IN STATEMENT OF OPERATIONS	AMOUNT OF GAIN / (LOSS)
		THREE MONTHS ENDED		SIX MONTHS ENDED
		MARCH 30, 2019	MARCH 31, 2018	MARCH 30, 2019	MARCH 31, 2018
		(In millions)
Currency forward contracts	Other income / expense, net	$(0.2)	$(2.6)	$3.3	$(5.2)
Commodity hedging instruments	Cost of sales	1.5	0.2	(2.2)	1.5
Total		$1.3	$(2.4)	$1.1	$(3.7)
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
The following table presents the Company’s financial assets and liabilities measured at fair value on a recurring basis at March 30, 2019:

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Unobservable Inputs (Level 3)	Total
	(In millions)
Assets
Cash equivalents	$1.2	$—	$—	$1.2
Derivatives
Interest rate swap agreements	—	1.0	—	1.0
Currency forward contracts	—	1.5	—	1.5
Other	20.9	—	13.0	33.9
Total	$22.1	$2.5	$13.0	$37.6
Liabilities
Derivatives
Interest rate swap agreements	$—	$(6.3)	$—	$(6.3)
Commodity hedging instruments	—	(1.5)	—	(1.5)
Other	—	—	(0.9)	(0.9)
Total	$—	$(7.8)	$(0.9)	$(8.7)

The following table presents the Company’s financial assets and liabilities measured at fair value on a recurring basis at March 31, 2018:

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Unobservable Inputs (Level 3)	Total
	(In millions)
Assets
Cash equivalents	$0.9	$—	$—	$0.9
Derivatives
Interest rate swap agreements	—	3.4	—	3.4
Currency forward contracts	—	0.3	—	0.3
Commodity hedging instruments	—	1.1	—	1.1
Other	18.0	—	11.8	29.8
Total	$18.9	$4.8	$11.8	$35.5
Liabilities
Derivatives
Currency forward contracts	$—	$(1.0)	$—	$(1.0)
Commodity hedging instruments	—	(0.5)	—	(0.5)
Total	$—	$(1.5)	$—	$(1.5)

The following table presents the Company’s financial assets and liabilities measured at fair value on a recurring basis at September 30, 2018:

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Unobservable Inputs (Level 3)	Total
	(In millions)
Assets
Cash equivalents	$1.4	$—	$—	$1.4
Derivatives
Interest rate swap agreements	—	3.8	—	3.8
Currency forward contracts	—	0.9	—	0.9
Commodity hedging instruments	—	7.8	—	7.8
Other	19.4	—	13.0	32.4
Total	$20.8	$12.5	$13.0	$46.3
Liabilities
Derivatives
Currency forward contracts	$—	$(1.5)	$—	$(1.5)
Other	—	—	(0.9)	(0.9)
Total	$—	$(1.5)	$(0.9)	$(2.4)
NOTE 15. SEGMENT INFORMATION
The Company divides its operations into three reportable segments: U.S. Consumer, Hawthorne and Other. U.S. Consumer consists of the Company’s consumer lawn and garden business located in the geographic United States. Hawthorne consists of the Company’s indoor, urban and hydroponic gardening business. Other consists of the Company’s consumer lawn and garden business in geographies other than the U.S. and the Company’s product sales to commercial nurseries, greenhouses and other professional customers. Corporate consists of general and administrative expenses and certain other income/expense items not allocated to the business segments. This identification of reportable segments is consistent with how the segments report to and are managed by the chief operating decision maker of the Company.
The performance of each reportable segment is evaluated based on several factors, including income (loss) from continuing operations before income taxes, amortization, impairment, restructuring and other charges (“Segment Profit (Loss)”). Senior management uses Segment Profit (Loss) to evaluate segment performance because the Company believes this measure is indicative of performance trends and the overall earnings potential of each segment.
The following tables present financial information for the Company’s reportable segments for the periods indicated:

	THREE MONTHS ENDED		SIX MONTHS ENDED
	MARCH 30, 2019	MARCH 31, 2018	MARCH 30, 2019	MARCH 31, 2018
	(In millions)
Net sales:
U.S. Consumer	$993.5	$920.2	$1,130.4	$1,046.1
Hawthorne	144.1	41.8	284.8	118.5
Other	52.3	51.3	72.8	70.3
Consolidated	$1,189.9	$1,013.3	$1,488.0	$1,234.9

Segment Profit (Loss):
U.S. Consumer	$320.0	$286.2	$277.0	$248.3
Hawthorne	10.3	(4.8)	14.7	(3.0)
Other	3.8	1.6	(0.2)	(2.5)
Total Segment Profit	334.1	283.0	291.5	242.8
Corporate	(34.3)	(33.6)	(62.1)	(58.7)
Intangible asset amortization	(8.4)	(6.9)	(16.8)	(13.7)
Impairment, restructuring and other	(1.2)	(10.2)	(7.2)	(10.0)
Equity in income of unconsolidated affiliates	2.0	1.5	3.3	2.1
Interest expense	(28.9)	(22.6)	(54.1)	(40.4)
Other non-operating income (expense), net	260.1	(9.2)	262.9	(6.7)
Income from continuing operations before income taxes	$523.4	$202.0	$417.5	$115.4

	MARCH 30, 2019	MARCH 31, 2018	SEPTEMBER 30, 2018
	(In millions)
Total assets:
U.S. Consumer	$2,597.0	$2,487.6	$1,702.2
Hawthorne	954.0	664.4	978.6
Other	214.5	213.7	161.3
Corporate	191.0	209.8	212.4
Consolidated	$3,956.5	$3,575.5	$3,054.5

The following table presents net sales by product category for the periods indicated:

	THREE MONTHS ENDED		SIX MONTHS ENDED
	MARCH 30, 2019	MARCH 31, 2018	MARCH 30, 2019	MARCH 31, 2018
	(In millions)
U.S. Consumer:
Lawn care	$423.0	$390.1	$472.7	$425.1
Growing media	365.4	318.2	403.7	355.9
Controls	114.8	105.6	145.0	137.0
Roundup® Restated Marketing Agreement	33.8	49.5	41.9	57.7
Other, primarily gardening and landscape	56.5	56.8	67.1	70.4
Hawthorne:
Indoor, urban and hydroponic gardening	144.1	41.8	284.8	118.5
Other:
Lawn care	20.7	20.5	23.2	23.6
Growing media	15.1	13.7	26.0	24.7
Other, primarily gardening and controls	16.5	17.1	23.6	22.0
Total net sales	$1,189.9	$1,013.3	$1,488.0	$1,234.9

The following table presents net sales by geographic area for the periods indicated:

	THREE MONTHS ENDED		SIX MONTHS ENDED
	MARCH 30, 2019	MARCH 31, 2018	MARCH 30, 2019	MARCH 31, 2018
	(In millions)
Net sales:
United States	$1,124.6	$957.1	$1,371.5	$1,119.6
International	65.3	56.2	116.5	115.3
	$1,189.9	$1,013.3	$1,488.0	$1,234.9

NOTE 16. FINANCIAL INFORMATION FOR SUBSIDIARY GUARANTORS AND NON-GUARANTORS
The 6.000% and 5.250% Senior Notes were issued on October 13, 2015 and December 15, 2016, respectively, and are guaranteed by certain of the Company’s domestic subsidiaries and, therefore, the Company reports condensed consolidating financial information in accordance with SEC Regulation S-X Rule 3-10, Financial Statements of Guarantors and Issuers of Guaranteed Securities Registered or Being Registered. The guarantees are “full and unconditional,” as those terms are used in Regulation S-X Rule 3-10, except that a subsidiary’s guarantee will be released in certain customary circumstances, such as (1) upon any sale or other disposition of all or substantially all of the assets of the subsidiary (including by way of merger or consolidation) to any person other than Scotts Miracle-Gro or any “restricted subsidiary” under the indentures governing the 6.000% and 5.250% Senior Notes; (2) if the subsidiary merges with and into Scotts Miracle-Gro, with Scotts Miracle-Gro surviving such merger; (3) if the subsidiary is designated an “unrestricted subsidiary” in accordance with the indentures governing the 6.000% and 5.250% Senior Notes or otherwise ceases to be a “restricted subsidiary” (including by way of liquidation or dissolution) in a transaction permitted by such indenture; (4) upon legal or covenant defeasance; (5) at the election of Scotts Miracle-Gro following the subsidiary’s release as a guarantor under the Fifth A&R Credit Agreement, except a release by or as a result of the repayment of the Fifth A&R Credit Agreement; or (6) if the subsidiary ceases to be a “restricted subsidiary” and the subsidiary is not otherwise required to provide a guarantee of the 6.000% and 5.250% Senior Notes pursuant to the indentures governing the 6.000% and 5.250% Senior Notes.
The following 100% directly or indirectly owned subsidiaries fully and unconditionally guarantee at March 30, 2019 the 6.000% and 5.250% Senior Notes on a joint and several basis: Hyponex Corporation; Miracle-Gro Lawn Products, Inc.; OMS Investments, Inc.; Rod McLellan Company; Sanford Scientific, Inc.; Scotts Temecula Operations, LLC; Scotts Manufacturing Company; Scotts Products Co.; Scotts Professional Products Co.; Scotts-Sierra Investments LLC; SMG Growing Media, Inc.; Swiss Farms Products, Inc.; SMGM LLC; The Scotts Company LLC; The Hawthorne Gardening Company; Hawthorne Hydroponics LLC; HGCI, Inc.; GenSource, Inc.; SLS Holdings, Inc. and SMG ITO Holdings, Inc. (collectively, the “Guarantors”). Effective in the three month period ending March 30, 2019, Gutwein & Co., Inc. was dissolved and its subsidiary guarantee was released.
The following information presents Condensed Consolidating Statements of Operations for the three and six months ended March 30, 2019 and March 31, 2018, Condensed Consolidating Statements of Comprehensive Income (Loss) for the three and six months ended March 30, 2019 and March 31, 2018, Condensed Consolidating Statements of Cash Flows for the six months ended March 30, 2019 and March 31, 2018, and Condensed Consolidating Balance Sheets as of March 30, 2019, March 31, 2018 and September 30, 2018. The condensed consolidating financial information presents, in separate columns, financial information for: Scotts Miracle-Gro on a Parent-only basis, carrying its investment in subsidiaries under the equity method; Guarantors on a combined basis, carrying their investments in subsidiaries which do not guarantee the debt (collectively, the “Non-Guarantors”) under the equity method; Non-Guarantors on a combined basis; and eliminating entries. The eliminating entries primarily reflect intercompany transactions, such as interest expense, accounts receivable and payable, short and long-term debt, and the elimination of equity investments, return on investments and income in subsidiaries. Because the Parent is obligated to pay the unpaid principal amount and interest on all amounts borrowed by the Guarantors or Non-Guarantors under the Fifth A&R Credit Facilities (and was obligated to pay the unpaid principal amount and interest on all amounts borrowed by the Guarantors and Non-Guarantors under the previous senior secured five-year revolving loan facility), the borrowings and related interest expense for the loans outstanding of the Guarantors and Non-Guarantors are also presented in the accompanying Parent-only financial information, and are then eliminated. Included in the Parent Condensed Consolidating Statement of Cash Flows for the six months ended March 30, 2019 and March 31, 2018 are $797.9 million and $554.0 million, respectively, of dividends paid by the Guarantors and Non-Guarantors to the Parent representing return of investments and as such are classified within cash flows from investing activities. Included in the Parent Condensed Consolidating Statement of Cash Flows for the six months ended March 30, 2019 and March 31, 2018 are zero and $12.2 million, respectively, of dividends paid by the Guarantors and Non-Guarantors to the Parent representing return on investments and as such are classified within cash flows from operating activities.

THE SCOTTS MIRACLE-GRO COMPANY
Condensed Consolidating Statement of Operations
for the three months ended March 30, 2019
(In millions)
(Unaudited)

	Parent	Subsidiary Guarantors	Non- Guarantors	Eliminations/ Consolidations	Consolidated
Net sales	$—	$1,114.3	$75.6	$—	$1,189.9
Cost of sales	—	658.4	58.4	—	716.8
Cost of sales—impairment, restructuring and other	—	0.6	0.4	—	1.0
Gross profit	—	455.3	16.8	—	472.1
Operating expenses:
Selling, general and administrative	—	164.5	14.9	0.3	179.7
Impairment, restructuring and other	—	(0.3)	0.5	—	0.2
Other (income) expense, net	(0.2)	0.7	1.5	—	2.0
Income (loss) from operations	0.2	290.4	(0.1)	(0.3)	290.2
Equity (income) loss in subsidiaries	(406.4)	(1.6)	—	408.0	—
Equity in (income) loss of unconsolidated affiliates	—	(2.0)	—	—	(2.0)
Interest expense	21.0	22.0	0.8	(14.9)	28.9
Other non-operating (income) expense, net	(8.1)	(262.0)	(4.9)	14.9	(260.1)
Income (loss) from continuing operations before income taxes	393.7	534.0	4.0	(408.3)	523.4
Income tax expense (benefit) from continuing operations	(3.1)	128.6	1.0	—	126.5
Income (loss) from continuing operations	396.8	405.4	3.0	(408.3)	396.9
Income (loss) from discontinued operations, net of tax	—	(0.3)	(0.2)	—	(0.5)
Net income (loss)	$396.8	$405.1	$2.8	$(408.3)	$396.4
Net (income) loss attributable to noncontrolling interest	—	—	—	0.1	0.1
Net income (loss) attributable to controlling interest	$396.8	$405.1	$2.8	$(408.2)	$396.5

THE SCOTTS MIRACLE-GRO COMPANY
Condensed Consolidating Statement of Operations
for the six months ended March 30, 2019
(In millions)
(Unaudited)

	Parent	Subsidiary Guarantors	Non- Guarantors	Eliminations/ Consolidations	Consolidated
Net sales	$—	$1,346.3	$141.7	$—	$1,488.0
Cost of sales	—	865.2	112.6	—	977.8
Cost of sales—impairment, restructuring and other	—	2.8	0.7	—	3.5
Gross profit	—	478.3	28.4	—	506.7
Operating expenses:
Selling, general and administrative	—	265.7	29.7	0.6	296.0
Impairment, restructuring and other	—	3.0	0.7	—	3.7
Other (income) expense, net	(0.4)	0.8	1.2	—	1.6
Income (loss) from operations	0.4	208.8	(3.2)	(0.6)	205.4
Equity (income) loss in subsidiaries	(336.6)	(3.1)	—	339.7	—
Equity in (income) loss of unconsolidated affiliates	—	(3.4)	0.1	—	(3.3)
Interest expense	39.8	40.3	1.7	(27.7)	54.1
Other non-operating (income) expense, net	(14.0)	(264.2)	(12.4)	27.7	(262.9)
Income (loss) from continuing operations before income taxes	311.2	439.2	7.4	(340.3)	417.5
Income tax expense (benefit) from continuing operations	(6.3)	107.6	1.9	—	103.2
Income (loss) from continuing operations	317.5	331.6	5.5	(340.3)	314.3
Income (loss) from discontinued operations, net of tax	—	2.7	(0.2)	—	2.5
Net income (loss)	$317.5	$334.3	$5.3	$(340.3)	$316.8
Net (income) loss attributable to noncontrolling interest	—	—	—	0.1	0.1
Net income (loss) attributable to controlling interest	$317.5	$334.3	$5.3	$(340.2)	$316.9

THE SCOTTS MIRACLE-GRO COMPANY
Condensed Consolidating Statement of Comprehensive Income (Loss)
for the three months ended March 30, 2019
(In millions)
(Unaudited)

	Parent	Subsidiary Guarantors	Non- Guarantors	Eliminations/ Consolidations	Consolidated
Net income (loss)	$396.8	$405.1	$2.8	$(408.3)	$396.4
Other comprehensive income (loss), net of tax:
Net foreign currency translation adjustment	0.7	—	0.7	(0.7)	0.7
Net change in derivatives	(4.3)	(1.9)	—	1.9	(4.3)
Net change in pension and other post-retirement benefits	(0.3)	—	(0.3)	0.3	(0.3)
Total other comprehensive income (loss)	(3.9)	(1.9)	0.4	1.5	(3.9)
Comprehensive income (loss)	392.9	403.2	3.2	(406.8)	392.5
Comprehensive (income) loss attributable to noncontrolling interest	—	—	—	0.1	0.1
Comprehensive income (loss) attributable to controlling interest	$392.9	$403.2	$3.2	$(406.7)	$392.6

THE SCOTTS MIRACLE-GRO COMPANY
Condensed Consolidating Statement of Comprehensive Income (Loss)
for the six months ended March 30, 2019
(In millions)
(Unaudited)

	Parent	Subsidiary Guarantors	Non- Guarantors	Eliminations/ Consolidations	Consolidated
Net income (loss)	$317.5	$334.3	$5.3	$(340.3)	$316.8
Other comprehensive income (loss), net of tax:
Net foreign currency translation adjustment	(4.6)	—	(4.6)	4.6	(4.6)
Net change in derivatives	(12.3)	(5.4)	—	5.4	(12.3)
Net change in pension and other post-retirement benefits	0.6	0.1	0.5	(0.6)	0.6
Total other comprehensive income (loss)	(16.3)	(5.3)	(4.1)	9.4	(16.3)
Comprehensive income (loss)	301.2	329.0	1.2	(330.9)	300.5
Comprehensive (income) loss attributable to noncontrolling interest	—	—	—	0.1	0.1
Comprehensive income (loss) attributable to controlling interest	$301.2	$329.0	$1.2	$(330.8)	$300.6

THE SCOTTS MIRACLE-GRO COMPANY
Condensed Consolidating Statement of Cash Flows
for the six months ended March 30, 2019
(In millions)
(Unaudited)

	Parent	Subsidiary Guarantors	Non- Guarantors	Eliminations/ Consolidations	Consolidated
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	$(19.8)	$(490.1)	$(36.2)	$—	$(546.1)

INVESTING ACTIVITIES (a)
Proceeds from sale of long-lived assets	—	0.1	—	—	0.1
Investments in property, plant and equipment	—	(17.0)	(3.9)	—	(20.9)
Proceeds from loans receivable	—	18.4	—	—	18.4
Net (investments in) distributions from unconsolidated affiliates	—	237.7	—	—	237.7
Investments in acquired businesses, net of cash acquired	—	(6.6)	—	—	(6.6)
Other investing, net	—	1.1	(0.1)	—	1.0
Return of investments from affiliates	797.9	2.3	—	(800.2)	—
Investing cash flows from (to) affiliates	(715.8)	(1.2)	(2.0)	719.0	—
Net cash provided by (used in) investing activities	82.1	234.8	(6.0)	(81.2)	229.7

FINANCING ACTIVITIES
Borrowings under revolving and bank lines of credit and term loans	—	673.4	104.5	—	777.9
Repayments under revolving and bank lines of credit and term loans	—	(335.6)	(58.6)	—	(394.2)
Dividends paid	(61.6)	(797.9)	(2.3)	800.2	(61.6)
Purchase of Common Shares	(3.0)	—	—	—	(3.0)
Payments on seller notes	—	(0.8)	—	—	(0.8)
Cash received from exercise of stock options	2.3	—	—	—	2.3
Financing cash flows from (to) affiliates	—	717.8	1.2	(719.0)	—
Net cash provided by (used in) financing activities	(62.3)	256.9	44.8	81.2	320.6
Effect of exchange rate changes on cash	—	—	(0.6)	—	(0.6)
Net increase (decrease) in cash and cash equivalents	—	1.6	2.0	—	3.6
Cash and cash equivalents at beginning of period	—	3.0	30.9	—	33.9
Cash and cash equivalents at end of period	$—	$4.6	$32.9	$—	$37.5

(a)
Cash received by the Parent from the Guarantors and Non-Guarantors in the form of dividends in the amount of $797.9 million represent return of investments and are included in cash flows from investing activities. Cash received by the Guarantors from the Non-Guarantors in the form of dividends in the amount of $2.3 million represent return of investments and are included in cash flows from investing activities.

THE SCOTTS MIRACLE-GRO COMPANY
Condensed Consolidating Balance Sheet
As of March 30, 2019
(In millions)
(Unaudited)

	Parent	Subsidiary Guarantors	Non- Guarantors	Eliminations/ Consolidations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$—	$4.6	$32.9	$—	$37.5
Accounts receivable, net	—	630.8	68.8	—	699.6
Accounts receivable pledged	—	333.3	—	—	333.3
Inventories	—	570.2	105.1	—	675.3
Prepaid and other current assets	0.9	72.3	20.5	—	93.7
Total current assets	0.9	1,611.2	227.3	—	1,839.4
Investment in unconsolidated affiliates	—	33.8	0.7	—	34.5
Property, plant and equipment, net	—	450.3	63.6	—	513.9
Goodwill	—	420.9	107.1	11.6	539.6
Intangible assets, net	—	739.9	91.1	6.9	837.9
Other assets	8.7	147.8	34.7	—	191.2
Equity investment in subsidiaries	1,124.2	2.2	—	(1,126.4)	—
Intercompany assets	1,596.3	—	—	(1,596.3)	—
Total assets	$2,730.1	$3,406.1	$524.5	$(2,704.2)	$3,956.5

LIABILITIES AND EQUITY
Current liabilities:
Current portion of debt	$50.5	$341.6	$16.1	$(50.5)	$357.7
Accounts payable	—	271.3	27.4	—	298.7
Other current liabilities	21.7	458.0	23.8	—	503.5
Total current liabilities	72.2	1,070.9	67.3	(50.5)	1,159.9
Long-term debt	2,037.7	1,268.9	128.7	(1,396.2)	2,039.1
Other liabilities	3.0	107.1	25.3	—	135.4
Intercompany liabilities	—	105.9	17.0	(122.9)	—
Total liabilities	2,112.9	2,552.8	238.3	(1,569.6)	3,334.4
Total equity—controlling interest	617.2	853.3	286.2	(1,139.5)	617.2
Noncontrolling interest	—	—	—	4.9	4.9
Total equity	617.2	853.3	286.2	(1,134.6)	622.1
Total liabilities and equity	$2,730.1	$3,406.1	$524.5	$(2,704.2)	$3,956.5

THE SCOTTS MIRACLE-GRO COMPANY
Condensed Consolidating Statement of Operations
for the three months ended March 31, 2018
(In millions)
(Unaudited)

	Parent	Subsidiary Guarantors	Non- Guarantors	Eliminations/ Consolidations	Consolidated
Net sales	$—	$951.9	$61.4	$—	$1,013.3
Cost of sales	—	555.6	48.5	—	604.1
Gross profit	—	396.3	12.9	—	409.2
Operating expenses:
Selling, general and administrative	—	150.1	15.6	0.3	166.0
Impairment, restructuring and other	—	10.2	—	—	10.2
Other (income) expense, net	(0.2)	0.9	—	—	0.7
Income (loss) from operations	0.2	235.1	(2.7)	(0.3)	232.3
Equity (income) loss in subsidiaries	(158.9)	4.6	—	154.3	—
Equity in (income) loss of unconsolidated affiliates	—	(1.5)	—	—	(1.5)
Interest expense	20.9	13.1	1.3	(12.7)	22.6
Other non-operating (income) expense, net	(7.9)	(2.5)	6.9	12.7	9.2
Income (loss) from continuing operations before income taxes	146.1	221.4	(10.9)	(154.6)	202.0
Income tax expense (benefit) from continuing operations	(3.1)	55.1	(2.7)	—	49.3
Income (loss) from continuing operations	149.2	166.3	(8.2)	(154.6)	152.7
Income (loss) from discontinued operations, net of tax	—	(3.7)	—	—	(3.7)
Net income (loss)	$149.2	$162.6	$(8.2)	$(154.6)	$149.0
Net (income) loss attributable to noncontrolling interest	—	—	—	(0.1)	(0.1)
Net income (loss) attributable to controlling interest	$149.2	$162.6	$(8.2)	$(154.7)	$148.9

THE SCOTTS MIRACLE-GRO COMPANY
Condensed Consolidating Statement of Operations
for the six months ended March 31, 2018
(In millions)
(Unaudited)

	Parent	Subsidiary Guarantors	Non- Guarantors	Eliminations/ Consolidations	Consolidated
Net sales	$—	$1,099.5	$135.4	$—	$1,234.9
Cost of sales	—	682.6	109.1	—	791.7
Gross profit	—	416.9	26.3	—	443.2
Operating expenses:
Selling, general and administrative	—	240.5	33.0	0.7	274.2
Impairment, restructuring and other	—	10.0	—	—	10.0
Other (income) expense, net	(0.4)	(0.3)	(0.7)	—	(1.4)
Income (loss) from operations	0.4	166.7	(6.0)	(0.7)	160.4
Equity (income) loss in subsidiaries	(157.8)	6.9	—	150.9	—
Equity in (income) loss of unconsolidated affiliates	—	(2.1)	—	—	(2.1)
Interest expense	37.8	21.8	2.2	(21.4)	40.4
Other non-operating (income) expense, net	(11.8)	(5.0)	2.1	21.4	6.7
Income (loss) from continuing operations before income taxes	132.2	145.1	(10.3)	(151.6)	115.4
Income tax expense (benefit) from continuing operations	3.8	(22.7)	1.6	—	(17.3)
Income (loss) from continuing operations	128.4	167.8	(11.9)	(151.6)	132.7
Income (loss) from discontinued operations, net of tax	—	(3.9)	(1.0)	—	(4.9)
Net income (loss)	$128.4	$163.9	$(12.9)	$(151.6)	$127.8
Net (income) loss attributable to noncontrolling interest	—	—	—	(0.1)	(0.1)
Net income (loss) attributable to controlling interest	$128.4	$163.9	$(12.9)	$(151.7)	$127.7

THE SCOTTS MIRACLE-GRO COMPANY
Condensed Consolidating Statement of Comprehensive Income (Loss)
for the three months ended March 31, 2018
(In millions)
(Unaudited)

	Parent	Subsidiary Guarantors	Non- Guarantors	Eliminations/ Consolidations	Consolidated
Net income (loss)	$149.2	$162.6	$(8.2)	$(154.6)	$149.0
Other comprehensive income (loss), net of tax:
Net foreign currency translation adjustment	15.8	—	15.8	(15.8)	15.8
Net change in derivatives	0.9	(1.1)	—	1.1	0.9
Net change in pension and other post-retirement benefits	0.3	0.1	0.2	(0.3)	0.3
Total other comprehensive income (loss)	17.0	(1.0)	16.0	(15.0)	17.0
Comprehensive income (loss)	166.2	161.6	7.8	(169.6)	166.0
Comprehensive income attributable to noncontrolling interest	—	—	—	(0.1)	(0.1)
Comprehensive income attributable to controlling interest	$166.2	$161.6	$7.8	$(169.7)	$165.9

THE SCOTTS MIRACLE-GRO COMPANY
Condensed Consolidating Statement of Comprehensive Income (Loss)
for the six months ended March 31, 2018
(In millions)
(Unaudited)

	Parent	Subsidiary Guarantors	Non- Guarantors	Eliminations/ Consolidations	Consolidated
Net income (loss)	$128.4	$163.9	$(12.9)	$(151.6)	$127.8
Other comprehensive income (loss), net of tax:
Net foreign currency translation adjustment	15.7	—	15.7	(15.7)	15.7
Net change in derivatives	1.6	(0.7)	—	0.7	1.6
Net change in pension and other post-retirement benefits	0.6	0.2	0.4	(0.6)	0.6
Total other comprehensive income (loss)	17.9	(0.5)	16.1	(15.6)	17.9
Comprehensive income (loss)	146.3	163.4	3.2	(167.2)	145.7
Comprehensive (income) loss attributable to noncontrolling interest	—	—	—	(0.1)	(0.1)
Comprehensive income (loss) attributable to controlling interest	$146.3	$163.4	$3.2	$(167.3)	$145.6

THE SCOTTS MIRACLE-GRO COMPANY
Condensed Consolidating Statement of Cash Flows
for the six months ended March 31, 2018
(In millions)
(Unaudited)

	Parent	Subsidiary Guarantors	Non- Guarantors	Eliminations/ Consolidations	Consolidated
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES (a)	$9.5	$(503.5)	$25.2	$(14.0)	$(482.8)

INVESTING ACTIVITIES (a)
Proceeds from sale of long-lived assets	—	0.2	—	—	0.2
Post-closing working capital payment related to sale of International Business	—	(35.3)	—	—	(35.3)
Investments in property, plant and equipment	—	(29.8)	(3.3)	—	(33.1)
Investments in loans receivable	—	(7.4)	(0.3)	—	(7.7)
Investments in acquired businesses, net of cash acquired	—	(40.5)	(31.5)	—	(72.0)
Return of investments from affiliates	554.0	—	—	(554.0)	—
Investing cash flows from (to) affiliates	(250.2)	(70.2)	(80.0)	400.4	—
Net cash provided by (used in) investing activities	303.8	(183.0)	(115.1)	(153.6)	(147.9)

FINANCING ACTIVITIES
Borrowings under revolving and bank lines of credit and term loans	—	1,032.9	139.7	—	1,172.6
Repayments under revolving and bank lines of credit and term loans	—	(154.8)	(88.6)	—	(243.4)
Dividends paid	(60.3)	(554.0)	(14.0)	568.0	(60.3)
Purchase of Common Shares	(256.8)	—	—	—	(256.8)
Payments on seller notes	—	—	(3.0)	—	(3.0)
Cash received from exercise of stock options	3.8	—	—	—	3.8
Acquisition of noncontrolling interests	—	—	(72.2)	—	(72.2)
Financing cash flows from (to) affiliates	—	330.2	70.2	(400.4)	—
Net cash provided by (used in) financing activities	(313.3)	654.3	32.1	167.6	540.7
Effect of exchange rate changes on cash	—	—	2.5	—	2.5
Net increase (decrease) in cash and cash equivalents	—	(32.2)	(55.3)	—	(87.5)
Cash and cash equivalents at beginning of period	—	39.8	80.7	—	120.5
Cash and cash equivalents at end of period	$—	$7.6	$25.4	$—	$33.0

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

THE SCOTTS MIRACLE-GRO COMPANY
Condensed Consolidating Balance Sheet
As of March 31, 2018
(In millions)
(Unaudited)

	Parent	Subsidiary Guarantors	Non- Guarantors	Eliminations/ Consolidations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$—	$7.6	$25.4	$—	$33.0
Accounts receivable, net	—	533.0	65.0	—	598.0
Accounts receivable pledged	—	333.3	—	—	333.3
Inventories	—	495.5	101.4	—	596.9
Prepaid and other current assets	1.7	55.1	21.3	—	78.1
Total current assets	1.7	1,424.5	213.1	—	1,639.3
Investment in unconsolidated affiliates	—	32.4	0.8	—	33.2
Property, plant and equipment, net	—	399.8	63.8	—	463.6
Goodwill	—	323.0	132.2	11.6	466.8
Intangible assets, net	—	633.9	135.6	8.1	777.6
Other assets	8.7	171.1	15.2	—	195.0
Equity investment in subsidiaries	1,316.4	—	—	(1,316.4)	—
Intercompany assets	1,133.8	303.8	—	(1,437.6)	—
Total assets	$2,460.6	$3,288.5	$560.7	$(2,734.3)	$3,575.5

LIABILITIES AND EQUITY
Current liabilities:
Current portion of debt	$15.0	$317.7	$18.1	$(15.0)	$335.8
Accounts payable	—	222.6	30.9	—	253.5
Other current liabilities	17.2	265.5	34.1	—	316.8
Total current liabilities	32.2	805.8	83.1	(15.0)	906.1
Long-term debt	1,936.6	1,166.8	128.8	(1,294.5)	1,937.7
Distributions in excess of investment in unconsolidated affiliate	—	21.9	—	—	21.9
Other liabilities	1.0	148.1	59.8	5.0	213.9
Equity investment in subsidiaries	—	70.7	—	(70.7)	—
Intercompany liabilities	—	—	105.4	(105.4)	—
Total liabilities	1,969.8	2,213.3	377.1	(1,480.6)	3,079.6
Total equity—controlling interest	490.8	1,075.2	183.6	(1,258.8)	490.8
Noncontrolling interest	—	—	—	5.1	5.1
Total equity	490.8	1,075.2	183.6	(1,253.7)	495.9
Total liabilities and equity	$2,460.6	$3,288.5	$560.7	$(2,734.3)	$3,575.5

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
EXECUTIVE SUMMARY
We are dedicated to delivering strong, long-term financial results and outstanding shareholder returns by providing products of superior quality and value to enhance users’ growing environments. We are a leading manufacturer and marketer of branded consumer lawn and garden products in the United States. We are the exclusive agent of Monsanto for the marketing and distribution of Monsanto’s consumer Roundup® non-selective weedkiller products within the United States and certain other specified countries. Through our Hawthorne segment, we are a leading manufacturer, marketer and distributor of nutrients, growing media, advanced indoor garden, lighting and ventilation systems and accessories for hydroponic gardening.
Our operations are divided into three reportable segments: U.S. Consumer, Hawthorne and Other. U.S. Consumer consists of our consumer lawn and garden business located in the geographic United States. Hawthorne consists of our indoor, urban and hydroponic gardening business. Other consists of our consumer lawn and garden business in geographies other than the U.S. and our product sales to commercial nurseries, greenhouses and other professional customers. Corporate consists of general and administrative expenses and certain other income/expense items not allocated to the business segments. This division of reportable segments is consistent with how the segments report to and are managed by our chief operating decision maker. See “SEGMENT RESULTS” below for additional information regarding our evaluation of segment performance.
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
In August 2014, the Scotts Miracle-Gro Board of Directors authorized the repurchase of up to $500.0 million of common shares of Scotts Miracle-Gro (“Common Shares”) over a five-year period (effective November 1, 2014 through September 30, 2019). On August 3, 2016, Scotts Miracle-Gro announced that its Board of Directors authorized a $500.0 million increase to the share repurchase authorization ending on September 30, 2019. The amended authorization allows for repurchases of Common Shares of up to an aggregate amount of $1.0 billion through September 30, 2019. There were no share repurchases under the program during the three and six months ended March 30, 2019. From the inception of this share repurchase program in the fourth quarter of fiscal 2014 through March 30, 2019, Scotts Miracle-Gro repurchased approximately 8.3 million Common Shares for $714.6 million.

RESULTS OF OPERATIONS
The following table sets forth the components of income and expense as a percentage of net sales for the periods indicated:

	THREE MONTHS ENDED		SIX MONTHS ENDED
	MARCH 30, 2019	MARCH 31, 2018	MARCH 30, 2019	MARCH 31, 2018
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	60.2	59.6	65.7	64.1
Cost of sales—impairment, restructuring and other	0.1	—	0.2	—
Gross profit	39.7	40.4	34.1	35.9
Operating expenses:
Selling, general and administrative	15.1	16.4	19.9	22.2
Impairment, restructuring and other	—	1.0	0.2	0.8
Other (income) expense, net	0.2	0.1	0.1	(0.1)
Income from operations	24.4	22.9	13.8	13.0
Equity in income of unconsolidated affiliates	(0.2)	(0.1)	(0.2)	(0.2)
Interest expense	2.4	2.2	3.6	3.3
Other non-operating (income) expense, net	(21.9)	0.9	(17.7)	0.5
Income from continuing operations before income taxes	44.0	19.9	28.1	9.3
Income tax expense (benefit) from continuing operations	10.6	4.9	6.9	(1.4)
Income from continuing operations	33.4	15.1	21.1	10.7
Income (loss) from discontinued operations, net of tax	—	(0.4)	0.2	(0.4)
Net income	33.3%	14.7%	21.3%	10.3%
The sum of the components may not equal due to rounding.
Net Sales
Net sales for the three months ended March 30, 2019 were $1,189.9 million, an increase of 17.4% from net sales of $1,013.3 million for the three months ended March 31, 2018. Net sales for the six months ended March 30, 2019 were $1,488.0 million, an increase of 20.5% from net sales of $1,234.9 million for the six months ended March 31, 2018. These changes in net sales were attributable to the following:

	THREE MONTHS ENDED	SIX MONTHS ENDED
	MARCH 30, 2019	MARCH 30, 2019
Acquisitions	9.0%	13.2%
Volume	5.6	5.6
Pricing	3.1	2.2
Foreign exchange rates	(0.3)	(0.5)
Change in net sales	17.4%	20.5%
The increase in net sales for the three months ended March 30, 2019 as compared to the three months ended March 31, 2018 was primarily driven by:

•
the addition of net sales from the Sunlight Supply acquisition of $91.4 million in our Hawthorne segment (refer to “NOTE 4. ACQUISITIONS AND INVESTMENTS” for more information regarding the Sunlight Supply acquisition);

•
increased sales volume driven by increased sales of soils, mulch, grass seed, fertilizer and controls products in our U.S. Consumer segment, hydroponic gardening products in our Hawthorne segment excluding the impact of acquisitions and increased sales in our Other segment from our business in Canada; and

•	increased pricing in our U.S. Consumer segment, partially offset by decreased pricing in our Hawthorne segment primarily driven by increased promotional activities;

•	partially offset by an anticipated contractual decrease in commission income and lower reimbursements associated with the Restated Marketing Agreement for consumer Roundup®; and

•	the unfavorable impact of foreign exchange rates as a result of the strengthening of the U.S. dollar relative to the euro and the Canadian dollar.
The increase in net sales for the six months ended March 30, 2019 as compared to the six months ended March 31, 2018 was primarily driven by:

•
the addition of net sales from the Sunlight Supply acquisition of $163.0 million in our Hawthorne segment (refer to “NOTE 4. ACQUISITIONS AND INVESTMENTS” for more information regarding the Sunlight Supply acquisition);

•
increased sales volume driven by increased sales of soils, mulch, grass seed, fertilizer and controls products in our U.S. Consumer segment, hydroponic gardening products in our Hawthorne segment excluding the impact of acquisitions and increased sales in our Other segment from our business in Canada; and

•	increased pricing in our U.S. Consumer segment, partially offset by decreased pricing in our Hawthorne segment primarily driven by increased promotional activities;

•	partially offset by an anticipated contractual decrease in commission income and lower reimbursements associated with the Restated Marketing Agreement for consumer Roundup®; and

•	the unfavorable impact of foreign exchange rates as a result of the strengthening of the U.S. dollar relative to the euro and the Canadian dollar.
Cost of Sales
The following table shows the major components of cost of sales for the periods indicated:

	THREE MONTHS ENDED		SIX MONTHS ENDED
	MARCH 30, 2019	MARCH 31, 2018	MARCH 30, 2019	MARCH 31, 2018
	(In millions)
Materials	$417.5	$341.7	$552.3	$438.0
Distribution and warehousing	125.8	110.1	185.0	151.1
Manufacturing labor and overhead	159.1	132.7	213.5	170.0
Roundup® reimbursements	14.4	19.6	27.0	32.6
	716.8	604.1	977.8	791.7
Impairment, restructuring and other	1.0	—	3.5	—
	$717.8	$604.1	$981.3	$791.7

Factors contributing to the change in cost of sales are outlined in the following table:

	THREE MONTHS ENDED	SIX MONTHS ENDED
	MARCH 30, 2019	MARCH 30, 2019
	(In millions)
Volume, product mix and other	$117.7	$193.0
Material costs	2.9	3.8
Foreign exchange rates	(2.7)	(5.1)
Roundup® reimbursements	(5.2)	(5.6)
	112.7	186.1
Impairment, restructuring and other	1.0	3.5
Change in cost of sales	$113.7	$189.6
The increase in cost of sales for the three months ended March 30, 2019 as compared to the three months ended March 31, 2018 was primarily driven by:

•	costs of $78.1 million included within “volume, product mix and other” related to sales from the Sunlight Supply acquisition in our Hawthorne segment;

•	higher sales volume in our U.S. Consumer, Hawthorne and Other segments excluding the impact of acquisitions;

•	higher material costs in our U.S. Consumer segment; and

•
an increase in impairment, restructuring and other charges of $1.0 million related to facility closures, impairment of property, plant and equipment and employee termination benefits associated with Project Catalyst;

•	partially offset by lower transportation costs included within “volume, product mix and other” associated with our U.S. Consumer, Hawthorne and Other segments;

•	the favorable impact of foreign exchange rates as a result of the strengthening of the U.S. dollar relative to the euro and the Canadian dollar; and

•	a decrease in reimbursements attributable to the Restated Marketing Agreement for consumer Roundup®.
The increase in cost of sales for the six months ended March 30, 2019 as compared to the six months ended March 31, 2018 was primarily driven by:

•	costs of $140.9 million included within “volume, product mix and other” related to sales from the Sunlight Supply acquisition in our Hawthorne segment;

•	higher sales volume in our U.S. Consumer, Hawthorne and Other segments excluding the impact of acquisitions;

•
higher transportation costs included within “volume, product mix and other” associated with our U.S. Consumer segment, including unfavorable mark-to-market adjustments associated with our fuel and resin hedges of $4.5 million;

•	higher material costs in our U.S. Consumer segment; and

•
an increase in impairment, restructuring and other charges of $3.5 million related to facility closures, impairment of property, plant and equipment and employee termination benefits associated with Project Catalyst;

•	partially offset by the favorable impact of foreign exchange rates as a result of the strengthening of the U.S. dollar relative to the euro and the Canadian dollar; and

•	a decrease in reimbursements attributable to the Restated Marketing Agreement for consumer Roundup®.
Gross Profit
As a percentage of net sales, our gross profit rate was 39.7% and 40.4% for the three months ended March 30, 2019 and March 31, 2018, respectively. As a percentage of net sales, our gross profit rate was 34.1% and 35.9% for the six months ended March 30, 2019 and March 31, 2018, respectively. Factors contributing to the change in gross profit rate are outlined in the following table:

	THREE MONTHS ENDED	SIX MONTHS ENDED
	MARCH 30, 2019	MARCH 30, 2019
Acquisitions	(2.1)%	(2.5)%
Roundup® commissions and reimbursements	(0.3)	(0.3)
Material costs	(0.3)	(0.3)
Volume, product mix and other	0.4	0.2
Pricing	1.7	1.3
	(0.6)%	(1.6)%
Impairment, restructuring and other	(0.1)	(0.2)
Change in gross profit rate	(0.7)%	(1.8)%
The decrease in gross profit rate for the three months ended March 30, 2019 as compared to the three months ended March 31, 2018 was primarily driven by:

•	an unfavorable net impact from acquisitions in our Hawthorne segment related to Sunlight Supply;

•	an anticipated contractual decrease in commission income associated with the Restated Marketing Agreement for consumer Roundup®;

•	unfavorable product mix in our U.S. Consumer segment due to increased sales of mulch products; and

•	higher material costs in our U.S. Consumer segment;

•	partially offset by increased pricing in our U.S. Consumer segment, net of decreased pricing in our Hawthorne segment primarily driven by increased promotional activities;

•	favorable leverage of fixed costs such as warehousing driven by higher sales volume in our U.S. Consumer, Hawthorne and Other segments; and

•	lower transportation costs included within “volume, product mix and other” associated with our U.S. Consumer, Hawthorne and Other segments.
The decrease in gross profit rate for the six months ended March 30, 2019 as compared to the six months ended March 31, 2018 was primarily driven by:

•	an unfavorable net impact from acquisitions in our Hawthorne segment related to Sunlight Supply;

•	an anticipated contractual decrease in commission income associated with the Restated Marketing Agreement for consumer Roundup®;

•
higher transportation costs included within “volume, product mix and other” associated with our U.S. Consumer segment, including unfavorable mark-to-market adjustments associated with our fuel and resin hedges of $4.5 million; and

•	higher material costs in our U.S. Consumer segment;

•	partially offset by increased pricing in our U.S. Consumer segment, net of decreased pricing in our Hawthorne segment primarily driven by increased promotional activities; and

•	favorable leverage of fixed costs such as warehousing driven by higher sales volume in our U.S. Consumer, Hawthorne and Other segments.
Selling, General and Administrative Expenses
The following table sets forth the components of selling, general and administrative expenses (“SG&A”) for the periods indicated:

	THREE MONTHS ENDED		SIX MONTHS ENDED
	MARCH 30, 2019	MARCH 31, 2018	MARCH 30, 2019	MARCH 31, 2018
	(In millions)
Advertising	$54.2	$46.8	$64.5	$57.4
Research and development	9.4	10.5	18.6	19.9
Amortization of intangibles	8.3	6.7	16.5	13.3
Share-based compensation	10.4	9.7	17.0	15.7
Other selling, general and administrative	97.4	92.3	179.4	167.9
	$179.7	$166.0	$296.0	$274.2
SG&A increased $13.7 million, or 8.3%, during the three months ended March 30, 2019 compared to the three months ended March 31, 2018. Advertising expense increased $7.4 million, or 15.8%, during the three months ended March 30, 2019 driven by increased media spending in our U.S. Consumer segment. Amortization expense increased $1.6 million, or 23.9%, during the three months ended March 30, 2019 primarily due to the impact of recent acquisitions. Share-based compensation expense increased $0.7 million, or 7.2%, during the three months ended March 30, 2019 due to an increase in the expected payout percentage on long-term performance-based awards as a result of strong cash flow performance over the last two years and expectations for future periods. Other SG&A increased $5.1 million, or 5.5%, during the three months ended March 30, 2019 driven by the impact of recent acquisitions of $4.2 million and higher short-term variable cash incentive compensation expense.
SG&A increased $21.8 million, or 8.0%, during the six months ended March 30, 2019 compared to the six months ended March 31, 2018. Advertising expense increased $7.1 million, or 12.4%, during the six months ended March 30, 2019 driven by increased media spending in our U.S. Consumer segment. Amortization expense increased $3.2 million, or 24.1%, during the six months ended March 30, 2019 primarily due to the impact of recent acquisitions. Share-based compensation expense increased $1.3 million, or 8.3%, during the six months ended March 30, 2019 due to an increase in the expected payout percentage on long-term performance-based awards as a result of strong cash flow performance over the last two years and expectations for future periods. Other SG&A increased $11.5 million, or 6.8%, during the six months ended March 30, 2019 driven by the impact of recent acquisitions of $8.6 million and higher short-term variable cash incentive compensation expense.

Impairment, Restructuring and Other
The following table sets forth the components of impairment, restructuring and other charges (recoveries) recorded in the “Cost of sales—impairment, restructuring and other,” “Impairment, restructuring and other” and “Income (loss) from discontinued operations, net of tax” lines in the Condensed Consolidated Statements of Operations:

	THREE MONTHS ENDED		SIX MONTHS ENDED
	MARCH 30, 2019	MARCH 31, 2018	MARCH 30, 2019	MARCH 31, 2018
	(In millions)
Cost of sales—impairment, restructuring and other:
Restructuring and other charges	$1.0	$—	$3.0	$—
Property, plant and equipment impairments	—	—	0.5	—
Operating expenses:
Restructuring and other charges, net	0.2	10.2	3.7	10.0
Impairment, restructuring and other charges from continuing operations	$1.2	$10.2	$7.2	$10.0
Restructuring and other charges (recoveries), net, from discontinued operations	—	0.2	(4.9)	1.6
Total impairment, restructuring and other charges	$1.2	$10.4	$2.3	$11.6
Project Catalyst
In connection with the acquisition of Sunlight Supply during the third quarter of fiscal 2018, we announced the launch of an initiative called Project Catalyst, which is a company-wide restructuring effort to reduce operating costs throughout our U.S. Consumer, Hawthorne and Other segments and drive synergies from recent acquisitions within our Hawthorne segment. During the three and six months ended March 30, 2019, we continued to execute on planned facility closures and consolidations and terminated employees in duplicate roles which resulted in charges of $2.1 million and $7.6 million, respectively, related to Project Catalyst. We incurred charges of $0.1 million and $0.4 million in our U.S. Consumer segment, $0.6 million and $2.5 million in our Hawthorne segment and $0.3 million and $0.6 million in our Other segment in the “Cost of sales—impairment, restructuring and other” line in the Condensed Consolidated Statements of Operations during the three and six months ended March 30, 2019, respectively, related to employee termination benefits, facility closure costs and impairment of property, plant and equipment. We incurred charges of $0.1 million and $0.5 million in our U.S. Consumer segment, $0.4 million and $2.1 million in our Hawthorne segment, $0.5 million and $0.6 million in our Other segment and $0.1 million and $0.9 million at Corporate in the “Impairment, restructuring and other” line in the Condensed Consolidated Statements of Operations during the three and six months ended March 30, 2019, respectively, related to employee termination benefits and facility closure costs. Costs incurred to date since the inception of Project Catalyst are $22.4 million for our Hawthorne segment, $12.5 million for our U.S. Consumer segment, $1.2 million for our Other segment and $0.9 million for Corporate.
Project Focus
In the first quarter of fiscal 2016, we announced a series of initiatives called Project Focus designed to maximize the value of our non-core assets and focus on emerging categories of the lawn and garden industry in our core U.S. business. During the three and six months ended March 31, 2018, our U.S. Consumer segment recognized adjustments of $0.1 million and $0.3 million, respectively, related to previously recognized termination benefits associated with Project Focus in the “Impairment, restructuring and other” line in the Condensed Consolidated Statements of Operations. Costs incurred to date since the inception of the current Project Focus initiatives are $10.0 million for our U.S. Consumer segment, $0.9 million for our Hawthorne segment and $1.2 million for our Other segment, related to transaction activity, termination benefits and facility closure costs.
On August 31, 2017, we completed the sale of the International Business. Refer to “NOTE 3. DISCONTINUED OPERATIONS” for more information. During the three and six months ended March 31, 2018, we recognized $0.2 million and $1.6 million, respectively, in transaction related costs associated with the sale of the International Business in the “Income (loss) from discontinued operations, net of tax” line in the Condensed Consolidated Statements of Operations.

Other
During the three and six months ended March 30, 2019, we received insurance reimbursement payments related to the previously disclosed legal matter In re Morning Song Bird Food Litigation of $8.4 million and $13.4 million, respectively. We recognized insurance recoveries of $5.0 million related to this matter in the “Income (loss) from discontinued operations, net of tax” line in the Condensed Consolidated Statements of Operations during the first quarter of fiscal 2019, and the remaining $8.4 million of reimbursements have been recognized as an accrued liability in the Condensed Consolidated Balance Sheets as of March 30, 2019 pending the finalization of the settlement. Refer to “NOTE 12. CONTINGENCIES” for more information.
During the three and six months ended March 30, 2019, we recognized favorable adjustments of $0.9 million and $0.4 million, respectively, related to the previously disclosed legal matter In re Scotts EZ Seed Litigation in the “Impairment, restructuring and other” line in the Condensed Consolidated Statements of Operations. During the three and six months ended March 31, 2018, we recognized a charge of $10.2 million for a probable loss related to this matter in the “Impairment, restructuring and other” line in the Condensed Consolidated Statements of Operations. Refer to “NOTE 12. CONTINGENCIES” for more information.
Other (Income) Expense, net
Other (income) expense, net is comprised of activities outside our normal business operations, such as royalty income from the licensing of certain of our brand names, foreign exchange gains/losses and gains/losses from the disposition of non-inventory assets. Other expense was $2.0 million and $0.7 million for the three months ended March 30, 2019 and March 31, 2018, respectively. The increase was primarily due to foreign exchange losses, losses on long-lived assets and a decrease in royalty income earned from Exponent related to its use of our brand names following the divestiture of the International Business. Refer to “NOTE 3. DISCONTINUED OPERATIONS” for more information regarding the divestiture of the International Business.
Other (income) expense was $1.6 million and $(1.4) million for the six months ended March 30, 2019 and March 31, 2018, respectively. The change was primarily due to losses on long-lived assets and a decrease in royalty income earned from Exponent related to its use of our brand names following the divestiture of the International Business. Refer to “NOTE 3. DISCONTINUED OPERATIONS” for more information regarding the divestiture of the International Business.
Income from Operations
Income from operations was $290.2 million for the three months ended March 30, 2019, an increase of 24.9% compared to $232.3 million for the three months ended March 31, 2018. Income from operations was $205.4 million for the six months ended March 30, 2019, an increase of 28.1% compared to $160.4 million for the six months ended March 31, 2018. For the three and six months ended March 30, 2019, the increase was driven by higher net sales and lower impairment, restructuring and other charges, partially offset by a decrease in gross profit rate, higher SG&A and decreased other income.
Equity in Income of Unconsolidated Affiliates
Equity in income of unconsolidated affiliates was $2.0 million and $1.5 million for the three months ended March 30, 2019 and March 31, 2018, respectively. Equity in income of unconsolidated affiliates was $3.3 million and $2.1 million for the six months ended March 30, 2019 and March 31, 2018, respectively. The increase was attributable to our unconsolidated subsidiary with products supporting the professional U.S. industrial, turf and ornamental market. On April 1, 2019, we sold all of our equity interest in the IT&O Joint Venture for cash proceeds of $36.6 million and a pre-tax gain of approximately $3.0 million will be recognized in the “Other non-operating (income) expense, net” line in the Condensed Consolidated Statements of Operations for our third quarter of fiscal 2019.
Interest Expense
Interest expense was $28.9 million for the three months ended March 30, 2019, an increase of 27.9% compared to $22.6 million for the three months ended March 31, 2018. The increase was driven by an increase in average borrowings of $362.5 million and an increase in our weighted average interest rate of 50 basis points. The increase in average borrowings was driven by recent acquisition activity. The increase in the weighted average interest rate was driven by rising market rates.
Interest expense was $54.1 million for the six months ended March 30, 2019, an increase of 33.9% compared to $40.4 million for the six months ended March 31, 2018. The increase was driven by an increase in average borrowings of $460.9 million and an increase in our weighted average interest rate of 40 basis points. The increase in average borrowings was driven by recent acquisition activity. The increase in the weighted average interest rate was driven by rising market rates.

Other Non-Operating (Income) Expense, net
Other non-operating (income) expense was $(260.1) million and $9.2 million for the three months ended March 30, 2019 and March 31, 2018, respectively. Other non-operating (income) expense was $(262.9) million and $6.7 million for the six months ended March 30, 2019 and March 31, 2018, respectively.
On March 19, 2019, we entered into an agreement under which we sold, to TruGreen Companies L.L.C., a subsidiary of TruGreen Holding Corporation, all of our approximately 30% equity interest in Outdoor Home Services Holdings LLC, a lawn services joint venture between the Company and TruGreen Holding Corporation (the “TruGreen Joint Venture”). Prior to this transaction, our net investment and advances with respect to the TruGreen Joint Venture had been reduced to a liability which resulted in an amount recorded in the “Distributions in excess of investment in unconsolidated affiliate” line in the Condensed Consolidated Balance Sheets. Under the terms of the agreement, we received cash proceeds of $234.2 million related to the sale of our equity interest in the TruGreen Joint Venture and $18.4 million related to the payoff of second lien term loan financing, which was previously recorded in the “Other assets” line in the Condensed Consolidated Balance Sheets. During the three and six months ended March 30, 2019, we also received a distribution from the TruGreen Joint Venture intended to cover certain required tax payments of $3.5 million, which was classified as an investing activity in the Condensed Consolidated Statements of Cash Flows. During the three and six months ended March 30, 2019, we recognized a pre-tax gain of $259.8 million related to this sale in the “Other non-operating (income) expense” line in the Condensed Consolidated Statements of Operations. The cash proceeds have been applied to reduce our indebtedness, and we expect to pay taxes associated with the disposition of approximately $110.0 million to $130.0 million during the third and fourth quarters of fiscal 2019.
During the three and six months ended March 30, 2019, we recognized a charge of $2.5 million in the “Other non-operating (income) expense, net” line in the Condensed Consolidated Statements of Operations related to the write-off of accumulated foreign currency translation loss adjustments of a foreign subsidiary that was substantially liquidated. During the three and six months ended March 31, 2018, we repatriated cash from a foreign subsidiary resulting in the liquidation of substantially all of the assets of the subsidiary and the write-off of accumulated foreign currency translation loss adjustments of $11.7 million within the “Other non-operating (income) expense, net” line in the Condensed Consolidated Statements of Operations.
Income Tax Expense (Benefit) from Continuing Operations
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
The effective tax rates related to continuing operations for the six months ended March 30, 2019 and March 31, 2018 were 24.7% and (15.0)%, respectively. During the six months ended March 31, 2018, we recognized a one-time $45.9 million net tax benefit adjustment reflecting the revaluation of our net deferred tax liability at the lower tax rate under the Act. In addition, as part of the Act, we recognized a one-time tax expense on deemed repatriated earnings and cash of foreign subsidiaries as required by the Act of $14.0 million, partially offset by the recognition and application of foreign tax credits associated with these foreign subsidiaries of $13.9 million.
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
Income from Continuing Operations
Income from continuing operations was $396.9 million, or $7.10 per diluted share, for the three months ended March 30, 2019 compared to $152.7 million, or $2.66 per diluted share, for the three months ended March 31, 2018. The increase was driven by higher net sales, an increase in other non-operating income and lower impairment, restructuring and other charges, partially offset by a lower gross profit rate, higher SG&A, higher interest expense and an increase in income tax expense.

Diluted average common shares used in the diluted income per common share calculation were 55.9 million for the three months ended March 30, 2019 compared to 57.4 million for the three months ended March 31, 2018. The decrease was primarily the result of Common Share repurchase activity during fiscal 2018, partially offset by the exercise and issuance of share-based compensation awards and the payment of a portion of the purchase price of Sunlight Supply in Common Shares.
Income from continuing operations was $314.3 million, or $5.62 per diluted share, for the six months ended March 30, 2019 compared to $132.7 million, or $2.29 per diluted share, for the six months ended March 31, 2018. The increase was driven by higher net sales, an increase in other non-operating income and lower impairment, restructuring and other charges, partially offset by a lower gross profit rate, higher SG&A, higher interest expense and an increase in income tax expense.
Diluted average common shares used in the diluted income per common share calculation were 55.9 million for the six months ended March 30, 2019 compared to 58.0 million for the six months ended March 31, 2018. The decrease was primarily the result of Common Share repurchase activity during fiscal 2018, partially offset by the exercise and issuance of share-based compensation awards and the payment of a portion of the purchase price of Sunlight Supply in Common Shares.
Income (Loss) from Discontinued Operations, net of tax
Income (loss) from discontinued operations, net of tax, was $(0.5) million and $2.5 million for the three and six months ended March 30, 2019, respectively, as compared to $(3.7) million and $(4.9) million for the three and six months ended March 31, 2018, respectively.
During the three and six months ended March 30, 2019, we received insurance reimbursement payments related to the previously disclosed legal matter In re Morning Song Bird Food Litigation of $8.4 million and $13.4 million, respectively. We recognized insurance recoveries of $5.0 million related to this matter in the “Income (loss) from discontinued operations, net of tax” line in the Condensed Consolidated Statements of Operations during the first quarter of fiscal 2019, and the remaining $8.4 million of reimbursements have been recognized as an accrued liability in the Condensed Consolidated Balance Sheets as of March 30, 2019 pending the finalization of the settlement. Refer to “NOTE 12. CONTINGENCIES” for more information.
During the three and six months ended March 31, 2018, we recognized $0.2 million and $1.6 million, respectively, in transaction related costs associated with the sale of the International Business. During the three months ended March 31, 2018, we recorded a reduction to the gain on the sale of the International Business of $3.7 million related to the resolution of the post-closing working capital adjustment obligation. Refer to “NOTE 3. DISCONTINUED OPERATIONS” for more information.
SEGMENT RESULTS
We divide our operations into three reportable segments: U.S. Consumer, Hawthorne and Other. U.S. Consumer consists of our consumer lawn and garden business located in the geographic United States. Hawthorne consists of our indoor, urban and hydroponic gardening business. Other consists of our consumer lawn and garden business in geographies other than the U.S. and our product sales to commercial nurseries, greenhouses and other professional customers. Corporate consists of general and administrative expenses and certain other income/expense items not allocated to the business segments. This identification of reportable segments is consistent with how the segments report to and are managed by our chief operating decision maker.
The performance of each reportable segment is evaluated based on several factors, including income (loss) from continuing operations before income taxes, amortization, impairment, restructuring and other charges (“Segment Profit (Loss)”), which is a non-GAAP financial measure. Senior management uses Segment Profit (Loss) to evaluate segment performance because they believe this measure is indicative of performance trends and the overall earnings potential of each segment.
The following table sets forth net sales by segment for the periods indicated:

	THREE MONTHS ENDED		SIX MONTHS ENDED
	MARCH 30, 2019	MARCH 31, 2018	MARCH 30, 2019	MARCH 31, 2018
	(In millions)
U.S. Consumer	$993.5	$920.2	$1,130.4	$1,046.1
Hawthorne	144.1	41.8	284.8	118.5
Other	52.3	51.3	72.8	70.3
Consolidated	$1,189.9	$1,013.3	$1,488.0	$1,234.9

The following table sets forth Segment Profit (Loss) as well as a reconciliation to the most directly comparable GAAP measure:

	THREE MONTHS ENDED		SIX MONTHS ENDED
	MARCH 30, 2019	MARCH 31, 2018	MARCH 30, 2019	MARCH 31, 2018
	(In millions)
U.S. Consumer	$320.0	$286.2	$277.0	$248.3
Hawthorne	10.3	(4.8)	14.7	(3.0)
Other	3.8	1.6	(0.2)	(2.5)
Total Segment Profit (Non-GAAP)	334.1	283.0	291.5	242.8
Corporate	(34.3)	(33.6)	(62.1)	(58.7)
Intangible asset amortization	(8.4)	(6.9)	(16.8)	(13.7)
Impairment, restructuring and other	(1.2)	(10.2)	(7.2)	(10.0)
Equity in income of unconsolidated affiliates	2.0	1.5	3.3	2.1
Interest expense	(28.9)	(22.6)	(54.1)	(40.4)
Other non-operating income (expense), net	260.1	(9.2)	262.9	(6.7)
Income from continuing operations before income taxes (GAAP)	$523.4	$202.0	$417.5	$115.4
U.S. Consumer
U.S. Consumer segment net sales were $993.5 million in the second quarter of fiscal 2019, an increase of 8.0% from second quarter of fiscal 2018 net sales of $920.2 million; and were $1,130.4 million for the first six months of fiscal 2019, an increase of 8.1% from the first six months of fiscal 2018 net sales of $1,046.1 million. For the second quarter of fiscal 2019, the increase was driven by the favorable impacts of volume and pricing of 4.4% and 3.6%, respectively. For the six months ended March 30, 2019, the increase was driven by the favorable impacts of volume and pricing of 5.1% and 2.9%, respectively. The increase in sales volume for the three and six months ended March 30, 2019 was driven by increased sales of soils, mulch, grass seed, fertilizer and controls products. Subsequent to March 30, 2019, Monsanto agreed to reimburse us for $20.0 million of additional expenses incurred and to be incurred for certain activities connected to the Restated Marketing Agreement. The $20.0 million payment will be included in the “Net sales” line in the Condensed Consolidated Statements of Operations for the third quarter of fiscal 2019.
U.S. Consumer Segment Profit was $320.0 million in the second quarter of fiscal 2019, an increase of 11.8% from the second quarter of fiscal 2018 Segment Profit of $286.2 million; and was $277.0 million for the first six months of fiscal 2019, an increase of 11.6% from the first six months of fiscal 2018 Segment Profit of $248.3 million. For the three and six months ended March 30, 2019, the increase was primarily due to higher net sales and a higher gross profit rate, partially offset by higher SG&A.
Hawthorne
Hawthorne segment net sales were $144.1 million in the second quarter of fiscal 2019, an increase of 244.7% from second quarter of fiscal 2018 net sales of $41.8 million; and were $284.8 million for the first six months of fiscal 2019, an increase of 140.3% from the first six months of fiscal 2018 net sales of $118.5 million. For the second quarter of fiscal 2019, the increase was driven by the favorable impacts of acquisitions and volume of 218.8% and 34.6%, respectively, partially offset by the unfavorable impacts of pricing and changes in foreign exchange rates of 4.7% and 3.9%, respectively. For the six months ended March 30, 2019, the increase was driven by the favorable impacts of acquisitions and volume of 137.5% and 9.5%, respectively, partially offset by the unfavorable impacts of pricing and changes in foreign exchange rates of 3.8% and 2.9%, respectively.
Hawthorne Segment Profit was $10.3 million in the second quarter of fiscal 2019, as compared to the second quarter of fiscal 2018 Segment Loss of $4.8 million; and was $14.7 million for the first six months of fiscal 2019, as compared to the first six months of fiscal 2018 Segment Loss of $3.0 million. For the three and six months ended March 30, 2019, the increase was driven by higher net sales and the acquisition of Sunlight Supply, partially offset by a lower gross profit rate and higher SG&A.
Other
Other segment net sales were $52.3 million in the second quarter of fiscal 2019, an increase of 1.9% from second quarter of fiscal 2018 net sales of $51.3 million; and were $72.8 million for the first six months of fiscal 2019, an increase of 3.6% from the first six months of fiscal 2018 net sales of $70.3 million. For the second quarter of fiscal 2019, the increase was driven by the favorable impacts of volume and price of 4.0% and 1.7%, respectively, partially offset by the unfavorable impact of changes in foreign exchange rates of 3.7%. For the six months ended March 30, 2019, the increase was driven by the favorable impacts of volume and price of 6.2% and 1.1%, respectively, partially offset by the unfavorable impact of changes in foreign exchange rates of 3.7%.
Other Segment Profit was $3.8 million in the second quarter of fiscal 2019, an increase of 137.5% from second quarter of fiscal 2018 Segment Profit of $1.6 million. Other Segment Loss was $0.2 million for the first six months of fiscal 2019, a decrease of 92.0% from the first six months of fiscal 2018 Segment Loss of $2.5 million.
Corporate
Corporate expenses were $34.3 million in the second quarter of fiscal 2019, an increase of 2.1% from second quarter of fiscal 2018 expenses of $33.6 million; and were $62.1 million for the first six months of fiscal 2019, an increase of 5.8% from the first six months of fiscal 2018 expenses of $58.7 million. The increase was driven by higher share-based compensation expense due to an increase in the expected payout percentage on long-term performance-based awards as a result of strong cash flow performance over the last two years and expectations for future periods, and a decrease in royalty income earned from Exponent related to its use of our brand names following our divestiture of the International Business. Refer to “NOTE 3. DISCONTINUED OPERATIONS” for more information regarding the divestiture of the International Business.
LIQUIDITY AND CAPITAL RESOURCES
Operating Activities
Cash used in operating activities totaled $546.1 million for the six months ended March 30, 2019, an increase of $63.3 million as compared to cash used in operating activities of $482.8 million for the six months ended March 31, 2018. This increase was driven by payments made in connection with litigation settlements, timing of customer rebate payments, timing of inventory production, an increase in interest payments and higher SG&A, partially offset by lower short-term variable cash incentive payouts.
Investing Activities
Cash provided by investing activities totaled $229.7 million for the six months ended March 30, 2019, an increase of $377.6 million as compared to cash used in investing activities of $147.9 million for the six months ended March 31, 2018. During the six months ended March 30, 2019, we sold our investment in the TruGreen Joint Venture for cash proceeds of $234.2 million related to the sale of the equity interest and $18.4 million related to the payoff of second lien term loan financing. Cash used for investments in property, plant and equipment during the first six months of fiscal 2019 and 2018 was $20.9 million and $33.1 million, respectively. During the six months ended March 30, 2019, we paid a post-closing net working capital adjustment obligation of $6.6 million related to the fiscal 2018 acquisition of Sunlight Supply and we received cash of $1.0 million associated with currency forward contracts. During the six months ended March 31, 2018, we completed the acquisition of Can-Filters, which included a cash outflow of $72.0 million, paid the post-closing working capital adjustment obligation of $35.3 million related to the sale of the International Business and made loans to unconsolidated affiliates of $7.7 million.
Financing Activities
Cash provided by financing activities totaled $320.6 million for the six months ended March 30, 2019, a decrease of $220.1 million as compared to cash provided by financing activities of $540.7 million for the six months ended March 31, 2018. This decrease was the result of a decrease in net borrowings under our Fifth A&R Credit Facilities of $545.5 million driven by proceeds from the sale of the TruGreen Joint Venture that were used to reduce our indebtedness, a decrease in repurchases of our Common Shares of $253.8 million and a cash outflow of $72.2 million related to the acquisition of the remaining 25% noncontrolling interest in Gavita during the six months ended March 31, 2018.
Cash and Cash Equivalents
Our cash and cash equivalents were held in cash depository accounts with major financial institutions around the world or invested in high-quality, short-term liquid investments having original maturities of three months or less. The cash and cash equivalents balances of $37.5 million, $33.0 million and $33.9 million as of March 30, 2019, March 31, 2018 and September 30, 2018, respectively, included $25.6 million, $9.8 million and $17.7 million, respectively, held by controlled foreign corporations. As of March 30, 2019, and after consideration of the one-time transition tax on deemed repatriation of foreign earnings, we have no material unremitted earnings of foreign subsidiaries. However, we maintain our assertions of indefinite reinvestment of the earnings of all material foreign subsidiaries with the exception of the earnings of Scotts Luxembourg Sarl and O.M. Scott International Investments, Ltd., which are generally taxed on a current basis under “Subpart F” of the Code which prevents deferral of recognition of U.S. taxable income through the use of foreign entities.

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
At March 30, 2019, we had letters of credit outstanding in the aggregate principal amount of $21.4 million, and $812.3 million of borrowing availability under the Fifth A&R Credit Agreement. The weighted average interest rates on average borrowings under the Fifth A&R Credit Agreement and the former credit agreement were 4.6% and 4.1% for the six months ended March 30, 2019 and March 31, 2018, respectively.
The Fifth A&R Credit Agreement contains, among other obligations, an affirmative covenant regarding our leverage ratio on the last day of each quarter calculated as average total indebtedness, divided by our earnings before interest, taxes, depreciation and amortization (“EBITDA”), as adjusted pursuant to the terms of the Fifth A&R Credit Agreement (“Adjusted EBITDA”). The maximum leverage ratio is: (i) 5.25 through the second quarter of fiscal 2019, (ii) 5.00 for the third quarter of fiscal 2019 through the first quarter of fiscal 2020, (iii) 4.75 for the second quarter of fiscal 2020 through the fourth quarter of fiscal 2020 and (iv) 4.50 for the first quarter of fiscal 2021 and thereafter. Our leverage ratio was 3.93 at March 30, 2019. The Fifth A&R Credit Agreement also contains an affirmative covenant regarding our interest coverage ratio determined as of the end of each of the Company’s fiscal quarters. The interest coverage ratio is calculated as Adjusted EBITDA divided by interest expense, as described in the Fifth A&R Credit Agreement, and excludes costs related to refinancings. The minimum interest coverage ratio was 3.00 for the twelve months ended March 30, 2019. Our interest coverage ratio was 5.67 for the twelve months ended March 30, 2019. The Fifth A&R Credit Agreement allows us to make unlimited restricted payments (as defined in the Fifth A&R Credit Agreement), including dividend payments and Common Share repurchases, as long as the leverage ratio resulting from the making of such restricted payments is 4.00 or less. Otherwise we may make further restricted payments in an aggregate amount for each fiscal year not to exceed the amount set forth in the Fifth A&R Credit Agreement for such fiscal year ($200.0 million for fiscal 2019 and $225.0 million for fiscal 2020 and thereafter).
Under the Master Repurchase Agreement (including the annexes thereto, the “Repurchase Agreement”) and a Master Framework Agreement (the “Framework Agreement” and, together with the Repurchase Agreement, the “Receivables Facility”), as amended, we may sell a portfolio of available and eligible outstanding customer accounts receivable to the purchasers and simultaneously agree to repurchase the receivables on a weekly basis. We account for the sale of receivables under the Receivables Facility as short-term debt and continue to carry the receivables on its Condensed Consolidated Balance Sheets, primarily as a result of our requirement to repurchase receivables sold. As of March 30, 2019 and March 31, 2018, there were $300.0 million in borrowings on receivables pledged as collateral under the Receivables Facility, and the carrying value of the receivables pledged as collateral was $333.3 million. As of March 30, 2019 and March 31, 2018, there was $100.0 million and $78.4 million, respectively, of availability under the Receivables Facility.
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
Contractual Obligations
There have been no material changes outside of the ordinary course of business in our outstanding contractual obligations since the end of fiscal 2018 and through March 30, 2019.

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
With the participation of the principal executive officer and principal financial officer of the Registrant, the Registrant’s management has evaluated the effectiveness of the Registrant’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the fiscal quarter covered by this Quarterly Report on Form 10-Q. Based upon that evaluation, the Registrant’s principal executive officer and principal financial officer have concluded that the Registrant’s disclosure controls and procedures were effective as of March 30, 2019.
Changes in Internal Control Over Financial Reporting
In addition, there were no changes in the Registrant’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during the Registrant’s fiscal quarter ended March 30, 2019 that have materially affected, or are reasonably likely to materially affect, the Registrant’s internal control over financial reporting.

PART II—OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS
Reference is made to the legal proceedings that have been previously disclosed in our Annual Report on Form 10-K for the fiscal year ended September 30, 2018, as updated in our Quarterly Report on Form 10-Q for the quarter ended December 29, 2018. There have been no material changes to the pending legal proceedings set forth therein.
ITEM 1A. RISK FACTORS
The Company’s risk factors, as of March 30, 2019, have not changed materially from those described in “ITEM IA. RISK FACTORS” in the 2018 Annual Report.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The payment of future dividends, if any, on the Common Shares will be determined by the Board of Directors in light of conditions then existing, including the Company’s earnings, financial condition and capital requirements, restrictions in financing agreements, business conditions and other factors. The Fifth A&R Credit Agreement allows the Company to make unlimited restricted payments (as defined in the Fifth A&R Credit Agreement), including dividend payments and Common Share repurchases, as long as the leverage ratio resulting from the making of such restricted payments is 4.00 or less. Otherwise the Company may make further restricted payments in an aggregate amount for each fiscal year not to exceed the amount set forth in the Fifth A&R Credit Agreement for such fiscal year ($200.0 million for fiscal 2019 and $225.0 million for fiscal 2020 and thereafter). The Company’s leverage ratio was 3.93 at March 30, 2019.

(a) Issuer Purchases of Equity Securities

The following table shows the purchases of Common Shares made by or on behalf of Scotts Miracle-Gro or any “affiliated purchaser” (as defined in Rule 10b-18(a)(3) under the Securities Exchange Act of 1934, as amended) of Scotts Miracle-Gro for each of the three fiscal months in the quarter ended March 30, 2019:

Period	Total Number of Common Shares Purchased(1)	Average Price Paid per Common Share(2)	Total Number of Common Shares Purchased as Part of Publicly Announced Plans or Programs(3)	Approximate Dollar Value of Common Shares That May Yet be Purchased Under the Plans or Programs(3)
December 30, 2018 through January 26, 2019	26	$63.61	—	$285,432,143
January 27, through February 23, 2019	1,367	$70.22	—	$285,432,143
February 24, through March 30, 2019	4,849	$78.92	—	$285,432,143
Total	6,242	$76.95	—

(1)
All of the Common Shares purchased during the second fiscal quarter of 2019 were purchased in open market transactions. The total number of Common Shares purchased during this quarter includes 6,242 Common Shares purchased by the trustee of the rabbi trust established by the Company as permitted pursuant to the terms of The Scotts Company LLC Executive Retirement Plan (the “ERP”).

(2)	The average price paid per Common Share is calculated on a settlement basis and includes commissions.

(3)
In August 2014, the Scotts Miracle-Gro Board of Directors authorized the repurchase of up to $500.0 million of Common Shares over a five-year period (effective November 1, 2014 through September 30, 2019). On August 3, 2016, Scotts Miracle-Gro announced that its Board of Directors authorized a $500.0 million increase to the share repurchase authorization ending on September 30, 2019. The amended authorization allows for repurchases of Common Shares of up to an aggregate amount of $1.0 billion through September 30, 2019. The dollar amounts indicated reflect the remaining amounts that were available for repurchase under the authorized repurchase program.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4. MINE SAFETY DISCLOSURES
Not Applicable.
ITEM 5. OTHER INFORMATION
Not Applicable.
ITEM 6. EXHIBITS
See Index to Exhibits at page 61 for a list of the exhibits included herewith.

THE SCOTTS MIRACLE-GRO COMPANY
QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED MARCH 30, 2019

INDEX TO EXHIBITS

EXHIBIT NO.	DESCRIPTION	LOCATION

10.1	Consulting Agreement, dated January 28, 2019, between The Scotts Company LLC and Hanft Projects LLC	*

10.2	Form of Amendment to Project Focus Amendment Award Agreement under The Scotts Miracle-Gro Company Long-Term Incentive Plan (Effective as of January 30, 2017)	Incorporated herein by reference to the Registrant’s Current Report on Form 8-K filed January 30, 2019 [Exhibit 10.1]

10.3	Purchase Agreement, dated March 19, 2019, among TruGreen Companies L.L.C., TruGreen, Inc., TruGreen LLC, SLS Holdings, Inc. and Outdoor Home Services Holdings LLC	Incorporated herein by reference to the Registrant’s Current Report on Form 8-K filed March 20, 2019 [Exhibit 10.1]

21	Subsidiaries of The Scotts Miracle-Gro Company	*

31.1	Rule 13a-14(a)/15d-14(a) Certifications (Principal Executive Officer)	*

31.2	Rule 13a-14(a)/15d-14(a) Certifications (Principal Financial Officer)	*

32	Section 1350 Certifications (Principal Executive Officer and Principal Financial Officer)	*

101.INS	XBRL Instance Document	*

101.SCH	XBRL Taxonomy Extension Schema	*

101.CAL	XBRL Taxonomy Extension Calculation Linkbase	*

101.DEF	XBRL Taxonomy Extension Definition Linkbase	*

101.LAB	XBRL Taxonomy Extension Label Linkbase	*

101.PRE	XBRL Taxonomy Extension Presentation Linkbase	*

*	Filed or furnished herewith

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

THE SCOTTS MIRACLE-GRO COMPANY

Date: May 8, 2019	/s/ THOMAS RANDAL COLEMAN
Printed Name: Thomas Randal Coleman
Title: Executive Vice President and Chief Financial Officer