Form 10-Q
period 2019-06-29
SCOTTS MIRACLE-GRO CO
filed 2019-08-07
CIK 825542

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_________________________________________
FORM 10-Q
_________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 29, 2019
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from	to

Commission File Number: 001-11593
____________________________________
The Scotts Miracle-Gro Company

(Exact name of registrant as specified in its charter)
____________________________________________

Ohio		31-1414921
(State or other jurisdiction of incorporation or organization)		(I.R.S. Employer Identification No.)

14111 Scottslawn Road		43041
Marysville,	Ohio
(Address of principal executive offices)		(Zip Code)
(937) 644-0011
(Registrant’s telephone number, including area code)
_____________________________________________
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
As of August 2, 2019, there were 55,496,852 Common Shares outstanding.

PART I—FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

THE SCOTTS MIRACLE-GRO COMPANY
Condensed Consolidated Statements of Operations
(In millions, except per share data)
(Unaudited)

	THREE MONTHS ENDED		NINE MONTHS ENDED
	JUNE 29, 2019	JUNE 30, 2018	JUNE 29, 2019	JUNE 30, 2018
Net sales	$1,170.3	$994.6	$2,658.3	$2,229.5
Cost of sales	747.0	635.9	1,724.8	1,427.5
Cost of sales—impairment, restructuring and other	(0.1)	11.1	3.4	11.1
Gross profit	423.4	347.6	930.1	790.9
Operating expenses:
Selling, general and administrative	166.4	144.5	462.4	418.7
Impairment, restructuring and other	0.6	19.3	4.3	29.4
Other income, net	(1.8)	(1.9)	(0.1)	(3.3)
Income from operations	258.2	185.7	463.5	346.1
Equity in income of unconsolidated affiliates	—	(1.1)	(3.3)	(3.3)
Interest expense	25.9	23.2	80.0	63.6
Other non-operating (income) expense, net	(5.1)	(2.6)	(268.2)	4.2
Income from continuing operations before income taxes	237.4	166.2	655.0	281.6
Income tax expense from continuing operations	59.4	40.7	162.7	23.4
Income from continuing operations	178.0	125.5	492.3	258.2
Income (loss) from discontinued operations, net of tax	23.6	(42.7)	26.1	(47.6)
Net income	$201.6	$82.8	$518.4	$210.6
Net loss attributable to noncontrolling interest	0.1	0.1	0.2	0.1
Net income attributable to controlling interest	$201.7	$82.9	$518.6	$210.7

Basic income (loss) per common share:
Income from continuing operations	$3.21	$2.27	$8.89	$4.57
Income (loss) from discontinued operations	0.42	(0.77)	0.47	(0.84)
Basic income per common share	$3.63	$1.50	$9.36	$3.73
Weighted-average common shares outstanding during the period	55.5	55.4	55.4	56.5

Diluted income (loss) per common share:
Income from continuing operations	$3.15	$2.23	$8.78	$4.50
Income (loss) from discontinued operations	0.41	(0.76)	0.46	(0.83)
Diluted income per common share	$3.56	$1.47	$9.24	$3.67
Weighted-average common shares outstanding during the period plus dilutive potential common shares	56.6	56.3	56.1	57.4
See Notes to Condensed Consolidated Financial Statements.

THE SCOTTS MIRACLE-GRO COMPANY
Condensed Consolidated Statements of Comprehensive Income (Loss)
(In millions)
(Unaudited)

	THREE MONTHS ENDED		NINE MONTHS ENDED
	JUNE 29, 2019	JUNE 30, 2018	JUNE 29, 2019	JUNE 30, 2018
Net income	$201.6	$82.8	$518.4	$210.6
Other comprehensive income (loss):
Net foreign currency translation adjustment, including reclassifications to net income of $0.0, $0.0, $2.5 and $11.7, respectively	3.1	(5.3)	(1.5)	10.3
Net unrealized gain (loss) on derivative instruments, net of tax of $(1.1), $0.9, $(4.7) and $2.0, respectively	(3.1)	2.2	(13.4)	5.0
Reclassification of net unrealized gains on derivative instruments to net income, net of tax of $0.0, $(0.4), $(0.7) and $(0.9), respectively	(0.1)	(1.1)	(2.1)	(2.3)
Reclassification of net pension and other post-retirement benefit losses to net income, net of tax of $0.2, $0.2, $0.5 and $0.5, respectively	0.7	0.4	1.3	1.2
Total other comprehensive income (loss)	0.6	(3.8)	(15.7)	14.2
Comprehensive income	202.2	79.0	502.7	224.8
Comprehensive loss attributable to noncontrolling interest	0.1	—	0.2	—
Comprehensive income attributable to controlling interest	$202.3	$79.0	$502.9	$224.8
See Notes to Condensed Consolidated Financial Statements.

THE SCOTTS MIRACLE-GRO COMPANY
Condensed Consolidated Statements of Cash Flows
(In millions)
(Unaudited)

	NINE MONTHS ENDED
	JUNE 29, 2019	JUNE 30, 2018
OPERATING ACTIVITIES
Net income	$518.4	$210.6
Adjustments to reconcile net income to net cash used in operating activities:
Impairment, restructuring and other	0.5	23.4
Share-based compensation expense	28.4	30.0
Depreciation	41.8	39.2
Amortization	25.2	21.6
Deferred taxes	(31.8)	(47.9)
(Gain) loss on long-lived assets	1.2	(0.4)
(Gain) loss on sale of business / unconsolidated affiliate	(262.6)	2.8
Recognition of accumulated foreign currency translation loss	2.5	11.7
Equity in (income) loss and distributions from unconsolidated affiliates	1.6	(3.3)
Changes in assets and liabilities, net of acquired businesses:
Accounts receivable	(436.0)	(397.8)
Inventories	(53.4)	(5.1)
Prepaid and other assets	(24.4)	(12.7)
Accounts payable	79.7	46.3
Other current liabilities	130.6	17.6
Restructuring and other	(83.6)	74.3
Other non-current items	(16.2)	(12.5)
Other, net	0.4	(1.2)
Net cash used in operating activities	(77.7)	(3.4)

INVESTING ACTIVITIES
Proceeds from sale of long-lived assets	0.2	1.2
Post-closing working capital payment related to sale of International Business	—	(35.3)
Investments in property, plant and equipment	(28.8)	(40.7)
Proceeds from (investments in) loans receivable	20.8	(5.3)
Proceeds from sale of investment in unconsolidated affiliates	274.3	—
Investments in acquired businesses, net of cash acquired	(6.6)	(492.9)
Other investing, net	3.6	10.7
Net cash provided by (used in) investing activities	263.5	(562.3)

FINANCING ACTIVITIES
Borrowings under revolving and bank lines of credit and term loans	938.8	1,617.0
Repayments under revolving and bank lines of credit and term loans	(1,029.0)	(668.7)
Dividends paid	(92.1)	(89.6)
Purchase of Common Shares	(3.0)	(313.6)
Payments on seller notes	(0.8)	(8.8)
Cash received from exercise of stock options	3.2	8.7
Acquisition of noncontrolling interests	—	(69.2)
Net cash provided by financing activities	(182.9)	475.8
Effect of exchange rate changes on cash	(0.4)	(1.0)
Net increase (decrease) in cash and cash equivalents	2.5	(90.9)
Cash and cash equivalents at beginning of period	33.9	120.5
Cash and cash equivalents at end of period	$36.4	$29.6
See Notes to Condensed Consolidated Financial Statements.

THE SCOTTS MIRACLE-GRO COMPANY
Condensed Consolidated Balance Sheets
(In millions, except stated value per share)
(Unaudited)

	JUNE 29, 2019	JUNE 30, 2018	SEPTEMBER 30, 2018
ASSETS
Current assets:
Cash and cash equivalents	$36.4	$29.6	$33.9
Accounts receivable, less allowances of $7.6, $6.2 and $3.6, respectively	395.8	387.8	226.0
Accounts receivable pledged	351.1	316.7	84.5
Inventories	533.7	500.5	481.4
Prepaid and other current assets	72.9	84.4	59.9
Total current assets	1,389.9	1,319.0	885.7
Investment in unconsolidated affiliates	—	34.4	36.1
Property, plant and equipment, net of accumulated depreciation of $649.9, $629.5 and $610.5, respectively	506.7	517.6	530.8
Goodwill	541.9	621.2	543.0
Intangible assets, net	831.1	879.6	857.3
Other assets	197.8	192.1	201.6
Total assets	$3,467.4	$3,563.9	$3,054.5

LIABILITIES AND EQUITY
Current liabilities:
Current portion of debt	$363.2	$314.5	$132.6
Accounts payable	222.6	195.6	150.5
Other current liabilities	369.6	315.2	329.6
Total current liabilities	955.4	825.3	612.7
Long-term debt	1,563.5	1,975.4	1,883.8
Distributions in excess of investment in unconsolidated affiliate	—	21.9	21.9
Other liabilities	143.3	210.0	176.5
Total liabilities	2,662.2	3,032.6	2,694.9
Commitments and contingencies (Note 12)
Equity:
Common shares and capital in excess of $.01 stated value per share; shares outstanding of 55.4, 55.4 and 55.3, respectively	437.0	411.4	420.3
Retained earnings	1,369.3	1,097.5	919.9
Treasury shares, at cost; 12.7, 12.7 and 12.8 shares, respectively	(927.3)	(927.5)	(939.6)
Accumulated other comprehensive loss	(78.6)	(55.0)	(46.0)
Total equity—controlling interest	800.4	526.4	354.6
Noncontrolling interest	4.8	4.9	5.0
Total equity	805.2	531.3	359.6
Total liabilities and equity	$3,467.4	$3,563.9	$3,054.5
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
Organization and Basis of Presentation
The Company’s unaudited condensed consolidated financial statements for the three and nine months ended June 29, 2019 and June 30, 2018 are presented in accordance with accounting principles generally accepted in the United States of America (“GAAP”). The condensed consolidated financial statements include the accounts of Scotts Miracle-Gro and its subsidiaries. All intercompany transactions and accounts have been eliminated in consolidation. The Company’s consolidation criteria are based on majority ownership (as evidenced by a majority voting interest in the entity) and an objective evaluation and determination of effective management control. AeroGrow International, Inc. (“AeroGrow”), in which the Company has a controlling interest, is consolidated, with the equity owned by other shareholders shown as noncontrolling interest in the Condensed Consolidated Balance Sheets, and the other shareholders’ portion of net earnings and other comprehensive income shown as net (income) loss or comprehensive (income) loss attributable to noncontrolling interest in the Condensed Consolidated Statements of Operations and Condensed Consolidated Statements of Comprehensive Income (Loss), respectively. The results of businesses acquired or disposed of are included in the condensed consolidated financial statements from the date of each acquisition or up to the date of disposal, respectively. In the opinion of management, interim results reflect all normal and recurring adjustments and are not necessarily indicative of results for a full year.
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
Long-Lived Assets
The Company had non-cash investing activities of $1.8 million and $4.5 million during the nine months ended June 29, 2019 and June 30, 2018, respectively, representing unpaid liabilities incurred during each period to acquire property, plant and equipment.
Statements of Cash Flows
Supplemental cash flow information was as follows:

	NINE MONTHS ENDED
	JUNE 29, 2019	JUNE 30, 2018
	(In millions)
Interest paid	$(82.8)	$(68.2)
Income taxes paid	(126.4)	(54.8)

During the nine months ended June 29, 2019, the Company paid a post-closing net working capital adjustment obligation of $6.6 million related to the fiscal 2018 acquisition of Sunlight Supply (as defined in “NOTE 4. ACQUISITIONS AND INVESTMENTS”), which was classified as an investing activity in the “Investments in acquired businesses, net of cash acquired” line in the Condensed Consolidated Statements of Cash Flows. During the nine months ended June 30, 2018, the Company paid contingent consideration of $3.0 million related to the fiscal 2016 acquisition of Gavita Holdings B.V., and its subsidiaries (collectively, “Gavita”) and $5.2 million related to the fiscal 2017 acquisition of Agrolux Holding B.V. (now known as Hawthorne

Lighting B.V.), and its subsidiaries (collectively, “Agrolux”), which were classified as financing activities in the “Payments on seller notes” line in the Condensed Consolidated Statements of Cash Flows.
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
The Company adopted this guidance effective October 1, 2018 under the modified retrospective approach. The Company’s revenue primarily consists of product sales, which are recognized at a point in time when title transfers to customers and the Company has no further obligation to provide services related to such products. The Company’s timing of recognition of revenue is substantially unchanged under the amended guidance. The new accounting guidance required the Company to recognize earlier certain deferred revenue associated with a license agreement related to the sale of the International Business (as defined in “NOTE 3. DISCONTINUED OPERATIONS”), resulting in a cumulative adjustment to its fiscal 2019 opening balance of retained earnings of $9.1 million, other current liabilities of $1.4 million and other liabilities of $7.7 million. With the exception of this item, the adoption of the amended accounting guidance did not have a material impact on the Company’s condensed consolidated financial statements. The additional disclosures required by this guidance are presented within “NOTE 2. REVENUE RECOGNITION” and “NOTE 15. SEGMENT INFORMATION.”
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
Employee Benefit Plans
In March 2017, the FASB issued an accounting standard update that requires entities to (1) disaggregate the current-service-cost component from the other components of net benefit cost (the “other components”) and present the current-service-cost with other current compensation costs for related employees in the income statement, (2) present the other components elsewhere in the income statement and outside of income from operations if that subtotal is presented and (3) limit the amount of costs eligible for capitalization (e.g., as part of inventory or property, plant, and equipment) to only the service-cost component of net benefit cost. The provisions are required to be applied retrospectively for the presentation of cost components in the income statement and prospectively for the capitalization of cost components. The Company adopted this guidance effective October 1, 2018 and has classified non-service-cost components of net benefit cost/income in the “Other non-operating (income) expense, net” line in the Condensed Consolidated Statements of Operations. The adoption of this guidance did not have a significant impact on the Company’s consolidated financial position, results of operations or cash flows.
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
RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS
Leases
In February 2016, the FASB issued its final standard on lease accounting. This guidance requires lessees to recognize a lease liability for the obligation to make lease payments and a right-of-use asset for the right to use the underlying asset for the lease term. The provisions are effective for the Company’s financial statements no later than the fiscal year beginning October 1, 2019 and require a modified retrospective transition approach for leases that exist as of or are entered into after the beginning of either (i) the date of adoption or (ii) the earliest comparative period presented in the financial statements. The Company will adopt the new standard on October 1, 2019 and intends to elect certain practical expedients, including the optional transition method that allows for the application of the new standard at its adoption date with no restatement of prior period amounts. The Company has made progress on its evaluation of the amended guidance, including identification of the population of leases affected, determining the information required to calculate the lease liability and right-of-use asset and implementing software to meet the reporting and disclosure requirements of this standard. The Company is in the process of finalizing its assessment of the impact of the new standard on its consolidated financial statements and is evaluating its processes and internal controls to identify any necessary changes.
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
Under the terms of the Second Amended and Restated Exclusive Agency and Marketing Agreement (the “Restated Marketing Agreement”), pursuant to which the Company serves as the exclusive sales and marketing agent of Monsanto with respect to Monsanto’s consumer Roundup® non-selective weedkiller products in the United States and certain other specified countries, the Company is entitled to receive an annual commission from Monsanto as consideration for the performance of the Company’s duties as agent. The annual commission payable under the Restated Marketing Agreement is equal to (1) 50% of the actual earnings before interest and income taxes of Monsanto’s consumer Roundup® business in the markets covered by the Restated Marketing Agreement for program years 2017 and 2018 and (2) 50% of the actual earnings before interest and income taxes of Monsanto’s consumer Roundup® business in the markets covered by the Restated Marketing Agreement in excess of $40.0 million for program year 2019. The Restated Marketing Agreement also requires the Company to make annual payments of $18.0 million to Monsanto as a contribution against the overall expenses of its consumer Roundup® business. The gross commission earned under the Restated Marketing Agreement and the contribution payments to Monsanto are included in the “Net sales” line in the Condensed Consolidated Statements of Operations. The Company performs other services, including conversion services, pursuant to ancillary agreements with Monsanto. The actual costs incurred for these activities are charged to and reimbursed by Monsanto. The Company records costs incurred for which the Company is the primary obligor on a gross basis, recognizing such costs in the “Cost of sales” line and the reimbursement of these costs in the “Net sales” line in the Condensed Consolidated Statements of Operations, with no effect on gross profit dollars or net income.
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
NOTE 3. DISCONTINUED OPERATIONS
International Business
Prior to August 31, 2017, the Company operated consumer lawn and garden businesses located in Australia, Austria, Belgium, Luxembourg, Czech Republic, France, Germany, Poland and the United Kingdom (the “International Business”). On April 29, 2017, the Company received a binding and irrevocable conditional offer (the “Offer”) from Exponent Private Equity LLP (“Exponent”) to purchase the International Business. On July 5, 2017, the Company accepted the Offer and the Company completed the sale on August 31, 2017. As a result, effective in its fourth quarter of fiscal 2017, the Company classified its results of operations for all periods presented to reflect the International Business as a discontinued operation and classified the assets and liabilities of the International Business as held for sale. During the three and nine months ended June 30, 2018, the Company recorded an increase of $0.8 million and a decrease of $2.8 million, respectively, to the pre-tax gain on the sale of the International Business related to the resolution of the post-closing working capital adjustment obligation.
During the three and nine months ended June 30, 2018, the Company recognized $0.1 million and $1.6 million, respectively, in transaction related costs associated with the sale of the International Business.
Wild Bird Food
During fiscal 2014, the Company completed the sale of its U.S. and Canadian wild bird food business. As a result, effective in fiscal 2014, the Company classified its results of operations for all periods presented to reflect the wild bird food business as a discontinued operation. During the three and nine months ended June 29, 2019, the Company recognized a favorable adjustment of $22.5 million as a result of the final resolution of the previously disclosed settlement agreement related to the In re Morning Song Bird Food Litigation legal matter. This matter relates to a class-action lawsuit filed in 2012 in connection with the sale of wild bird food products that were the subject of a voluntary recall in 2008 by the Company’s previously sold wild bird food business. In addition, during the three and nine months ended June 29, 2019, the Company recognized insurance recoveries of $8.4 million and $13.4 million, respectively, related to this matter. During the three and nine months ended June 30, 2018, the Company recognized a pre-tax charge of $65.0 million for a probable loss related to this matter. At June 29, 2019, June 30, 2018 and September 30, 2018, $20.0 million, $65.0 million and $85.0 million, respectively, was accrued for a probable loss related to this matter in the “Other current liabilities” line in the Condensed Consolidated Balance Sheets. Refer to “NOTE 12. CONTINGENCIES” for more information.
The following table summarizes the results of discontinued operations described above and reflected within discontinued operations in the Company’s condensed consolidated financial statements for each of the periods presented:

	THREE MONTHS ENDED		NINE MONTHS ENDED
	JUNE 29, 2019	JUNE 30, 2018	JUNE 29, 2019	JUNE 30, 2018
	(In millions)
Operating and exit costs	$—	$—	$0.1	$1.5
Impairment, restructuring and other charges (recoveries), net	(30.9)	65.1	(35.8)	66.6
(Gain) loss on sale / contribution of business	—	(0.8)	—	2.8
Income (loss) from discontinued operations before income taxes	30.9	(64.3)	35.7	(70.9)
Income tax expense (benefit) from discontinued operations	7.3	(21.6)	9.6	(23.3)
Income (loss) from discontinued operations, net of tax	$23.6	$(42.7)	$26.1	$(47.6)

The Condensed Consolidated Statements of Cash Flows do not present the cash flows from discontinued operations separately from cash flows from continuing operations. Cash (used in) provided by operating activities related to discontinued operations totaled $(24.5) million and $2.1 million for the nine months ended June 29, 2019 and June 30, 2018, respectively. Cash used in investing activities related to discontinued operations was zero and $35.3 million for the nine months ended June 29, 2019 and June 30, 2018, respectively.
NOTE 4. ACQUISITIONS AND INVESTMENTS
FISCAL 2018
Sunlight Supply
On June 4, 2018, the Company’s Hawthorne segment acquired substantially all of the assets and certain liabilities of Sunlight Supply, Inc., Sunlight Garden Supply, Inc., Sunlight Garden Supply, ULC, and IP Holdings, LLC, and all of the issued and outstanding equity interests of Columbia River Industrial Holdings, LLC (collectively “Sunlight Supply”). Sunlight Supply, based in Vancouver, Washington, is a leading developer, manufacturer, marketer and distributer of horticultural, organics, lighting, and hydroponics products. Prior to the transaction, Sunlight Supply served as a non-exclusive distributor of the Company. The estimated purchase price of Sunlight Supply was $459.1 million, a portion of which was paid by the issuance of 0.3 million common shares of Scotts Miracle-Gro (“Common Shares”), a non-cash investing and financing activity, with a fair value of $23.4 million based on the average share price at the time of payment. The purchase price included contingent consideration, a non-cash investing activity, with an initial fair value of $3.1 million and a maximum payout of $20.0 million, which was finalized during the third quarter of fiscal 2019 and resulted in no additional payment by the Company. The purchase price was also subject to a post-closing net working capital adjustment which was paid during the first quarter of fiscal 2019.
The valuation of the acquired assets included (i) $5.3 million of cash, prepaid and other current assets, (ii) $19.3 million of accounts receivable, (iii) $84.3 million of inventory, (iv) $64.4 million of fixed assets, (v) $11.7 million of accounts payable and other current liabilities, (vi) $151.1 million of finite-lived identifiable intangible assets, and (vii) $146.4 million of tax-deductible goodwill. Identifiable intangible assets included tradenames of $65.1 million, customer relationships of $84.1 million and non-competes of $1.9 million with useful lives ranging between 5 and 25 years. The estimated fair values of the identifiable intangible assets were determined using an income-based approach, which includes market participant expectations of cash flows that an asset will generate over the remaining useful life discounted to present value using an appropriate discount rate. The contingent consideration related to the Sunlight Supply acquisition was required to be accounted for as a derivative instrument and was recorded at fair value in the “Other current liabilities” line in the Condensed Consolidated Balance Sheets, with changes in fair value recognized in the “Impairment, restructuring and other” line in the Condensed Consolidated Statements of Operations. The estimated fair value of the contingent consideration was $3.1 million as of June 30, 2018 and the fair value measurement was classified in Level 3 of the fair value hierarchy.
The acquisition of Sunlight Supply also resulted in the settlement of a portion of certain previously acquired customer relationships, which resulted in a non-cash impairment charge of $17.5 million recognized in the “Impairment, restructuring and other” line in the Condensed Consolidated Statements of Operations during the third quarter of fiscal 2018 to reduce the carrying value of these previously acquired customer relationship intangible assets to an estimated fair value of $30.9 million. The estimated fair value was determined using an income-based approach, which includes market participant expectations of cash flows that an asset will generate over the remaining useful life discounted to present value using an appropriate discount rate, and has been included as part of goodwill. Additionally, the Company reduced the value of deferred tax liabilities associated with the write-off of these previously acquired customer relationship intangible assets by $7.3 million, which was recognized in the “Income tax expense from continuing operations” line in the Condensed Consolidated Statements of Operations during the third quarter of fiscal 2018.
Net sales for Sunlight Supply included within the Hawthorne segment for the three and nine months ended June 29, 2019 were $68.4 million and $231.4 million, respectively. The following unaudited pro forma information presents the combined results of operations as if the acquisition of Sunlight Supply had occurred at the beginning of fiscal 2017. Sunlight Supply’s pre-acquisition results have been added to the Company’s historical results. The pro forma results contained in the table below include adjustments for (i) the elimination of intercompany sales, (ii) amortization of acquired intangibles, (iii) increased depreciation expense as a result of acquisition date fair value adjustments, (iv) increased interest expense related to the financing of the acquisition, (v) removal of non-cash impairment charge of $17.5 million for the three and nine months ended June 30, 2018 related to the write-off of previously acquired customer relationship intangible assets due to the acquisition of Sunlight Supply, (vi) adjustments to tax expense based on condensed consolidated pro forma results, and (vii) the impact of Common Shares issued as part of the purchase price in connection with the acquisition. The pro forma information does not reflect the realization of any potential cost savings or other synergies from the acquisition as a result of restructuring activities and other cost savings initiatives. These pro forma results have been prepared for comparative purposes only and are not necessarily indicative of the results of operations as they would have been had the acquisitions occurred on the assumed dates, nor are they necessarily an indication of future operating results.

	THREE MONTHS ENDED	NINE MONTHS ENDED
UNAUDITED TOTAL COMPANY CONSOLIDATED PRO FORMA RESULTS	JUNE 30, 2018	JUNE 30, 2018
	(In millions, except per share data)
Pro forma net sales	$1,048.7	$2,445.8
Pro forma net income attributable to controlling interest	100.8	230.5
Pro forma diluted net income per common share	1.78	3.99

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
NOTE 5. INVESTMENT IN UNCONSOLIDATED AFFILIATES
On March 19, 2019, the Company entered into an agreement under which it sold, to TruGreen Companies L.L.C., a subsidiary of TruGreen Holding Corporation, all of its approximately 30% equity interest in Outdoor Home Services Holdings LLC, a lawn services joint venture between the Company and TruGreen Holding Corporation (the “TruGreen Joint Venture”). Prior to this transaction, the Company’s net investment and advances with respect to the TruGreen Joint Venture had been reduced to a liability which resulted in an amount recorded in the “Distributions in excess of investment in unconsolidated affiliate” line in the Condensed Consolidated Balance Sheets. Under the terms of the agreement, the Company received cash proceeds of $234.2 million related to the sale of its equity interest in the TruGreen Joint Venture and $18.4 million related to the payoff of second lien term loan financing, which was previously recorded in the “Other assets” line in the Condensed Consolidated Balance Sheets. During the nine months ended June 29, 2019, the Company also received a distribution from the TruGreen Joint Venture intended to cover certain required tax payments of $3.5 million, which was classified as an investing activity in the Condensed Consolidated Statements of Cash Flows. During the three and nine months ended June 29, 2019, the Company recognized a pre-tax gain of zero and $259.8 million, respectively, related to this sale in the “Other non-operating (income) expense, net” line in the Condensed Consolidated Statements of Operations. The Company also reclassified $47.1 million from deferred tax liabilities, which were previously recorded in the “Other liabilities” line in the Condensed Consolidated Balance Sheets, to accrued taxes, which are recorded in the “Other current liabilities” line in the Condensed Consolidated Balance Sheets, related to the outside basis difference in the TruGreen Joint Venture as a result of the sale of the Company’s equity interest.
On April 1, 2019, the Company sold all of its noncontrolling equity interest in an unconsolidated affiliate whose products support the professional U.S. industrial, turf and ornamental market (the “IT&O Joint Venture”) for cash proceeds of $36.6 million. During the three and nine months ended June 29, 2019, the Company recognized a pre-tax gain of $2.9 million related to this sale in the “Other non-operating (income) expense, net” line in the Condensed Consolidated Statements of Operations. During the nine months ended June 29, 2019, the Company received a distribution of net earnings from the IT&O Joint Venture of $4.9 million, which was classified as an operating activity in the Condensed Consolidated Statements of Cash Flows. The Company provided the IT&O Joint Venture with line of credit financing, which was fully repaid as of June 29, 2019 and had a balance of $5.0 million at June 30, 2018 which was previously recorded in the “Other assets” line in the Condensed Consolidated Balance Sheets.
NOTE 6. IMPAIRMENT, RESTRUCTURING AND OTHER
Activity described herein is classified within the “Cost of sales—impairment, restructuring and other,” “Impairment, restructuring and other” and “Income (loss) from discontinued operations, net of tax” lines in the Condensed Consolidated Statements of Operations. The following table details impairment, restructuring and other charges (recoveries) for each of the periods presented:

	THREE MONTHS ENDED		NINE MONTHS ENDED
	JUNE 29, 2019	JUNE 30, 2018	JUNE 29, 2019	JUNE 30, 2018
	(In millions)
Cost of sales—impairment, restructuring and other:
Restructuring and other charges (recoveries), net	$(0.1)	$5.2	$2.9	$5.2
Property, plant and equipment impairments	—	5.9	0.5	5.9
Operating expenses:
Restructuring and other charges, net	0.6	1.8	4.3	11.9
Intangible asset impairments	—	17.5	—	17.5
Impairment, restructuring and other charges from continuing operations	$0.5	$30.4	$7.7	$40.5
Restructuring and other charges (recoveries), net, from discontinued operations	(30.9)	65.1	(35.8)	66.6
Total impairment, restructuring and other charges (recoveries)	$(30.4)	$95.5	$(28.1)	$107.1
The following table summarizes the activity related to liabilities associated with restructuring and other, excluding insurance reimbursement recoveries, during the nine months ended June 29, 2019 (in millions):

Amounts accrued for restructuring and other at September 30, 2018	$112.2
Restructuring and other charges from continuing operations	8.1
Restructuring and other charges (recoveries) from discontinued operations	(22.4)
Payments and other	(69.3)
Amounts accrued for restructuring and other at June 29, 2019	$28.6

Included in restructuring accruals, as of June 29, 2019, is $1.3 million that is classified as long-term. Payments against the long-term accruals will be incurred as the employees covered by the restructuring plan retire or through the passage of time. The remaining amounts accrued will continue to be paid out over the course of the next twelve months.
Project Catalyst
In connection with the acquisition of Sunlight Supply during the third quarter of fiscal 2018, the Company announced the launch of an initiative called Project Catalyst, which is a company-wide restructuring effort to reduce operating costs throughout the U.S. Consumer, Hawthorne and Other segments and drive synergies from recent acquisitions within the Hawthorne segment. During the three and nine months ended June 29, 2019, the Company continued to execute on its planned facility closures and consolidations which resulted in charges of $0.4 million and $8.0 million, respectively, related to Project Catalyst. The Company incurred charges of zero and $0.4 million in its U.S. Consumer segment, $(0.1) million and $2.4 million in its Hawthorne segment and zero and $0.6 million in its Other segment in the “Cost of sales—impairment, restructuring and other” line in the Condensed Consolidated Statements of Operations during the three and nine months ended June 29, 2019, respectively, related to employee termination benefits, facility closure costs and impairment of property, plant and equipment. The Company incurred charges of zero and $0.5 million in its U.S. Consumer segment, $0.5 million and $2.6 million in its Hawthorne segment, zero and $0.6 million in its Other segment and zero and $0.9 million at Corporate in the “Impairment, restructuring and other” line in the Condensed Consolidated Statements of Operations during the three and nine months ended June 29, 2019, respectively, related to employee termination benefits and facility closure costs. Costs incurred to date since the inception of Project Catalyst are $22.8 million for the Hawthorne segment, $12.5 million for the U.S. Consumer segment, $1.2 million for the Other segment and $0.9 million for Corporate.
The Company incurred charges of $4.5 million in its U.S. Consumer segment and $6.6 million in its Hawthorne segment in the “Cost of sales—impairment, restructuring and other” line in the Condensed Consolidated Statements of Operations during the three and nine months ended June 30, 2018 related to employee termination benefits, facility closure costs and impairment of property, plant and equipment. The Company incurred charges of $1.8 million in its Hawthorne segment in the “Impairment, restructuring and other” line in the Condensed Consolidated Statements of Operations during the three and nine months ended June 30, 2018 related to employee termination benefits. The Company’s Hawthorne segment also recognized a non-cash impairment charge of $17.5 million related to the write-off of previously acquired customer relationship intangible assets due to the acquisition of Sunlight Supply during the three and nine months ended June 30, 2018 in the “Impairment, restructuring and other” line in the Condensed Consolidated Statements of Operations.
Project Focus
In the first quarter of fiscal 2016, the Company announced a series of initiatives called Project Focus designed to maximize the value of its non-core assets and focus on emerging categories of the lawn and garden industry in its core U.S. business. During the three and nine months ended June 30, 2018, the U.S. Consumer segment recognized adjustments of zero and $0.1 million, respectively, related to previously recognized termination benefits associated with Project Focus in the “Impairment, restructuring and other” line in the Condensed Consolidated Statements of Operations. Costs incurred to date since the inception of the current Project Focus initiatives are $10.0 million for the U.S. Consumer segment, $0.9 million for the Hawthorne segment and $1.2 million for the Other segment, related to transaction activity, termination benefits and facility closure costs.
On August 31, 2017, the Company completed the sale of the International Business. Refer to “NOTE 3. DISCONTINUED OPERATIONS” for more information. During the three and nine months ended June 30, 2018, the Company recognized $0.1 million and $1.6 million, respectively, in transaction related costs associated with the sale of the International Business in the “Income (loss) from discontinued operations, net of tax” line in the Condensed Consolidated Statements of Operations.
Other
During the three and nine months ended June 29, 2019, the Company recognized a favorable adjustment of $22.5 million related to the previously disclosed legal matter In re Morning Song Bird Food Litigation in the “Income (loss) from discontinued operations, net of tax” line in the Condensed Consolidated Statements of Operations as a result of the final resolution of the previously disclosed settlement agreement. In addition, during the three and nine months ended June 29, 2019, the Company recognized insurance recoveries of $8.4 million and $13.4 million, respectively, related to this matter in the “Income (loss) from discontinued operations, net of tax” line in the Condensed Consolidated Statements of Operations. During the three and nine months ended June 30, 2018, the Company recognized a pre-tax charge of $65.0 million for a probable loss related to this matter in the “Income (loss) from discontinued operations, net of tax” line in the Condensed Consolidated Statements of Operations. Refer to “NOTE 12. CONTINGENCIES” for more information.
During the three and nine months ended June 29, 2019, the Company recognized favorable adjustments of zero and $0.4 million, respectively, related to the previously disclosed legal matter In re Scotts EZ Seed Litigation in the “Impairment, restructuring and other” line in the Condensed Consolidated Statements of Operations. During the three and nine months ended June 30, 2018, the Company recognized charges of zero and $10.2 million for a probable loss related to this matter in the “Impairment, restructuring and other” line in the Condensed Consolidated Statements of Operations. Refer to “NOTE 12. CONTINGENCIES” for more information.
NOTE 7. INVENTORIES
Inventories consisted of the following for each of the periods presented:

	JUNE 29, 2019	JUNE 30, 2018	SEPTEMBER 30, 2018
	(In millions)
Finished goods	$358.7	$327.5	$292.1
Work-in-process	56.1	53.4	60.1
Raw materials	118.9	119.6	129.2
Total inventories	$533.7	$500.5	$481.4

Adjustments to reflect inventories at net realizable values were $9.4 million at June 29, 2019, $12.6 million at June 30, 2018 and $8.1 million at September 30, 2018.
NOTE 8. MARKETING AGREEMENT
The Scotts Company LLC (“Scotts LLC”) is the exclusive agent of Monsanto for the marketing and distribution of Monsanto’s consumer Roundup® non-selective weedkiller products in the consumer lawn and garden market in the United States and certain other specified countries pursuant to the Restated Marketing Agreement. The Restated Marketing Agreement covers Israel, China and every country in North America and South America that is not subject to a comprehensive U.S. trade embargo or certain other embargoes and trade restrictions. The term of the Restated Marketing Agreement will continue indefinitely for all included markets unless and until otherwise terminated in accordance therewith. During the three months ended June 29, 2019, Monsanto agreed to reimburse the Company for $20.0 million of additional expenses incurred and to be incurred by the Company for certain activities connected to the Restated Marketing Agreement and this payment was recognized in the “Net sales” line in the Condensed Consolidated Statements of Operations for the third quarter of fiscal 2019.
On July 29, 2019, the Company entered into a third amended and restated exclusive agency and marketing agreement with Monsanto (the “Third Restated Agreement”). The Third Restated Agreement, which is effective as of August 1, 2019, amends among other things the following:

•	Increases the amount of commission to which the Company is entitled for Program Year 2020 and thereafter from 50% of Program EBIT in excess of $40 million to 50% of Program EBIT;

•	Expands the definition of Roundup Products to include products sold under the brand extensions agreement; and

•
Updates the termination fee structure which provides for a termination fee to be payable to the Company in connection with the termination of the Third Restated Agreement (i) if the Company terminates the Third Restated Agreement for convenience Monsanto will pay the Company $175 million, (ii) upon a brand decommissioning event, Monsanto will pay the Company $375 million, and (iii) if Monsanto or its successor terminates the Third Restated Agreement as a result of a Roundup Sale or Change of Control of Monsanto, then Monsanto will pay the Company the greater of $175 million or four times an amount equal to the average of the Program EBIT for the three Program Years before the year of termination, minus $186.4 million.

In addition, in connection with the signing of the Third Restated Agreement, the Company entered into a separate (i) brand extension asset purchase agreement and (ii) termination agreement regarding the existing brand extension agreement. The brand extension asset purchase agreement provides for the sale by the Company to Monsanto of specified assets related to, among other things, the development, manufacture or sale of specified Roundup branded products sold outside the non-selective weedkiller category within the residential lawn and garden market. The specified assets include intellectual property, inventory, contracts and advertising, promotional and sales materials. The consideration to be paid by Monsanto is the sum of $112 million plus the value of the finished goods inventory.
The elements of the net commission and reimbursements earned under the Restated Marketing Agreement and included in “Net sales” are as follows:

	THREE MONTHS ENDED		NINE MONTHS ENDED
	JUNE 29, 2019	JUNE 30, 2018	JUNE 29, 2019	JUNE 30, 2018
	(In millions)
Gross commission	$26.4	$36.1	$50.3	$70.7
Contribution expenses	(4.5)	(4.5)	(13.5)	(13.5)
Amortization of marketing fee	—	(0.2)	—	(0.6)
Net commission	21.9	31.4	36.8	56.6
Reimbursements associated with Restated Marketing Agreement	34.3	12.5	61.3	45.0
Total net sales associated with Restated Marketing Agreement	$56.2	$43.9	$98.1	$101.6

NOTE 9. DEBT
The components of the Company’s debt are as follows:

	JUNE 29, 2019	JUNE 30, 2018	SEPTEMBER 30, 2018
	(In millions)
Credit Facilities:
Revolving loans	$200.3	$1,084.5	$492.2
Term loans	760.0	262.5	790.0
Senior Notes – 5.250%	250.0	250.0	250.0
Senior Notes – 6.000%	400.0	400.0	400.0
Receivables facility	316.0	285.0	76.0
Other	8.5	15.5	17.5
Total debt	1,934.8	2,297.5	2,025.7
Less current portions	363.2	314.5	132.6
Less unamortized debt issuance costs	8.1	7.6	9.3
Long-term debt	$1,563.5	$1,975.4	$1,883.8

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
At June 29, 2019, the Company had letters of credit outstanding in the aggregate principal amount of $20.8 million, and $1,278.8 million of borrowing availability under the Fifth A&R Credit Agreement. The weighted average interest rates on average borrowings under the Fifth A&R Credit Agreement and the former credit agreement were 4.6% and 4.0% for the nine months ended June 29, 2019 and June 30, 2018, respectively.
The Fifth A&R Credit Agreement contains, among other obligations, an affirmative covenant regarding the Company’s leverage ratio on the last day of each quarter calculated as average total indebtedness, divided by the Company’s earnings before interest, taxes, depreciation and amortization (“EBITDA”), as adjusted pursuant to the terms of the Fifth A&R Credit Agreement (“Adjusted EBITDA”). The maximum leverage ratio is: (i) 5.00 for the third quarter of fiscal 2019 through the first quarter of fiscal 2020, (ii) 4.75 for the second quarter of fiscal 2020 through the fourth quarter of fiscal 2020 and (iii) 4.50 for the first quarter of fiscal 2021 and thereafter. The Company’s leverage ratio was 3.68 at June 29, 2019. The Fifth A&R Credit Agreement also contains an affirmative covenant regarding the Company’s interest coverage ratio determined as of the end of each of its fiscal quarters. The interest coverage ratio is calculated as Adjusted EBITDA divided by interest expense, as described in the Fifth A&R Credit Agreement, and excludes costs related to refinancings. The minimum interest coverage ratio was 3.00 for the twelve months ended June 29, 2019. The Company’s interest coverage ratio was 5.94 for the twelve months ended June 29, 2019. The Fifth A&R Credit Agreement allows the Company to make unlimited restricted payments (as defined in the Fifth A&R Credit Agreement), including dividend payments and Common Share repurchases, as long as the leverage ratio resulting from the making of such restricted payments is 4.00 or less. Otherwise the Company may make further restricted payments in an aggregate amount for each fiscal year not to exceed the amount set forth in the Fifth A&R Credit Agreement for such fiscal year ($200.0 million for fiscal 2019 and $225.0 million for fiscal 2020 and thereafter).
Receivables Facility
Under the Master Repurchase Agreement (including the annexes thereto, the “Repurchase Agreement”) and a Master Framework Agreement (the “Framework Agreement” and, together with the Repurchase Agreement, the “Receivables Facility”), as amended, the Company may sell a portfolio of available and eligible outstanding customer accounts receivable to the purchasers and simultaneously agree to repurchase the receivables on a weekly basis. The Company accounts for the sale of receivables under the Receivables Facility as short-term debt and continues to carry the receivables on its Condensed Consolidated Balance Sheets, primarily as a result of the Company’s requirement to repurchase receivables sold. As of June 29, 2019 and June 30, 2018, there were $316.0 million and $285.0 million, respectively, in borrowings on receivables pledged as collateral under the Receivables Facility, and the carrying value of the receivables pledged as collateral was $351.1 million and $316.7 million, respectively. As of June 29, 2019 and June 30, 2018, there was $10.8 million and $0.7 million, respectively, of availability under the Receivables Facility.

Interest Rate Swap Agreements
The Company has outstanding interest rate swap agreements with major financial institutions that effectively convert a portion of the Company’s variable-rate debt to a fixed rate. The swap agreements had a maximum total U.S. dollar equivalent notional amount of $850.0 million at June 29, 2019, $1,000.0 million at June 30, 2018 and $800.0 million at September 30, 2018, respectively. Interest payments made between the effective date and expiration date are hedged by the swap agreements, except as noted below.
The notional amount, effective date, expiration date and rate of each of these swap agreements outstanding at June 29, 2019 are shown in the table below:

Notional Amount (in millions)		Effective Date (a)	Expiration Date	Fixed Rate
$250	(b)	1/8/2018	6/8/2020	2.09%
100		6/20/2018	10/20/2020	2.15%
200	(b)	11/7/2018	6/7/2021	2.87%
100		11/7/2018	7/7/2021	2.96%
200		11/7/2018	10/7/2021	2.98%

(a)	The effective date refers to the date on which interest payments were first hedged by the applicable swap agreement.

(b)	Notional amount adjusts in accordance with a specified seasonal schedule. This represents the maximum notional amount at any point in time.
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
5.250% Senior Notes
The fair value of the 5.250% Senior Notes was determined based on the trading of the 5.250% Senior Notes in the open market. The difference between the carrying value and the fair value of the 5.250% Senior Notes represents the premium or discount on that date. Based on the trading value on or around June 29, 2019, the fair value of the 5.250% Senior Notes was approximately $252.5 million. The fair value measurement for the 5.250% Senior Notes was classified in Level 1 of the fair value hierarchy.
6.000% Senior Notes
The fair value of the 6.000% Senior Notes was determined based on the trading of the 6.000% Senior Notes in the open market. The difference between the carrying value and the fair value of the 6.000% Senior Notes represents the premium or discount on that date. Based on the trading value on or around June 29, 2019, the fair value of the 6.000% Senior Notes was approximately $414.5 million. The fair value measurement for the 6.000% Senior Notes was classified in Level 1 of the fair value hierarchy.
Accounts Receivable Pledged
The interest rate on the short-term debt associated with accounts receivable pledged under the Receivables Facility fluctuated with the applicable LIBOR and thus the carrying value is a reasonable estimate of fair value. The fair value measurement for the Receivables Facility was classified in Level 2 of the fair value hierarchy.
Weighted Average Interest Rate
The weighted average interest rates on the Company’s debt were 4.7% and 4.3% for the nine months ended June 29, 2019 and June 30, 2018, respectively.

NOTE 10. EQUITY
The following table provides a summary of the changes in total equity, equity attributable to controlling interest, and equity attributable to noncontrolling interests for each of the periods indicated (in millions):

	Common Shares and Capital in Excess of Stated Value	Retained Earnings	Treasury Shares	Accumulated Other Comprehensive Loss	Total Equity - Controlling Interest	Non-controlling Interest	Total Equity
Balance at September 30, 2018	$420.3	$919.9	$(939.6)	$(46.0)	$354.6	$5.0	$359.6
Adoption of new accounting pronouncements (see Note 1)	—	26.0	—	(16.9)	9.1	—	9.1
Net income (loss)	—	(79.6)	—	—	(79.6)	(0.1)	(79.7)
Other comprehensive income (loss)	—	—	—	(12.4)	(12.4)	—	(12.4)
Share-based compensation	6.6	—	—	—	6.6	—	6.6
Dividends declared ($0.550 per share)	—	(30.9)	—	—	(30.9)	—	(30.9)
Treasury share issuances	(1.0)	—	1.9	—	0.9	—	0.9
Balance at December 29, 2018	$425.9	$835.4	$(937.7)	$(75.3)	$248.3	$4.9	$253.2
Net income (loss)	—	396.5	—	—	396.5	(0.1)	396.4
Other comprehensive income (loss)	—	—	—	(3.9)	(3.9)	—	(3.9)
Share-based compensation	10.4	—	—	—	10.4	—	10.4
Dividends declared ($0.550 per share)	—	(32.7)	—	—	(32.7)	—	(32.7)
Treasury share purchases	—	—	(2.5)	—	(2.5)	—	(2.5)
Treasury share issuances	(10.1)	—	11.2	—	1.1	—	1.1
Balance at March 30, 2019	$426.2	$1,199.2	$(929.0)	$(79.2)	$617.2	$4.9	$622.1
Net income (loss)	—	201.7	—	—	201.7	(0.1)	201.6
Other comprehensive income (loss)	—	—	—	0.6	0.6	—	0.6
Share-based compensation	11.4	—	—	—	11.4	—	11.4
Dividends declared ($0.550 per share)	—	(31.7)	—	—	(31.7)	—	(31.7)
Treasury share purchases	—	—	(0.1)	—	(0.1)	—	(0.1)
Treasury share issuances	(0.6)	—	1.8	—	1.2	—	1.2
Balance at June 29, 2019	$437.0	$1,369.3	$(927.3)	$(78.6)	$800.4	$4.8	$805.2
The sum of the components may not equal due to rounding.

	Common Shares and Capital in Excess of Stated Value	Retained Earnings	Treasury Shares	Accumulated Other Comprehensive Loss	Total Equity - Controlling Interest	Non-controlling Interest	Total Equity
Balance at September 30, 2017	$407.6	$978.2	$(667.8)	$(69.2)	$648.8	$12.9	$661.7
Net income (loss)	—	(21.2)	—	—	(21.2)	—	(21.2)
Other comprehensive income (loss)	—	—	—	1.0	1.0	—	1.0
Share-based compensation	6.0	—	—	—	6.0	—	6.0
Dividends declared ($0.530 per share)	—	(31.1)	—	—	(31.1)	—	(31.1)
Treasury share purchases	—	—	(96.6)	—	(96.6)	—	(96.6)
Treasury share issuances	—	—	1.6	—	1.6	—	1.6
Acquisition of remaining noncontrolling interest in Gavita	(5.7)	—	—	—	(5.7)	(7.9)	(13.6)
Balance at December 30, 2017	$407.9	$925.9	$(762.8)	$(68.2)	$502.8	$5.0	$507.8
Net income (loss)	—	148.9	—	—	148.9	0.1	149.0
Other comprehensive income (loss)	—	—	—	17.0	17.0	—	17.0
Share-based compensation	9.7	—	—	—	9.7	—	9.7
Dividends declared ($0.530 per share)	—	(30.3)	—	—	(30.3)	—	(30.3)
Treasury share purchases	—	—	(160.2)	—	(160.2)	—	(160.2)
Treasury share issuances	(8.6)	—	11.6	—	3.0	—	3.0
Balance at March 30, 2018	$409.0	$1,044.5	$(911.4)	$(51.3)	$490.8	$5.1	$495.9
Net income (loss)	—	82.9	—	—	82.9	(0.1)	82.8
Other comprehensive income (loss)	—	—	—	(3.8)	(3.8)	—	(3.8)
Share-based compensation	14.4	—	—	—	14.4	—	14.4
Dividends declared ($0.530 per share)	—	(30.0)	—	—	(30.0)	—	(30.0)
Treasury share purchases	—	—	(56.5)	—	(56.5)	—	(56.5)
Treasury share issuances	(12.0)	—	40.4	—	28.4	—	28.4
Balance at June 30, 2018	$411.4	$1,097.5	$(927.5)	$(55.0)	$526.4	$4.9	$531.3
The sum of the components may not equal due to rounding.
Accumulated Other Comprehensive Loss
During the second quarter of fiscal 2019, the Company recognized a charge of $2.5 million in the “Other non-operating (income) expense, net” line in the Condensed Consolidated Statements of Operations related to the write-off of accumulated foreign currency translation loss adjustments of a foreign subsidiary that was substantially liquidated. During the second quarter of fiscal 2018, the Company repatriated cash from a foreign subsidiary resulting in the liquidation of substantially all of the assets of the subsidiary and the write-off of accumulated foreign currency translation loss adjustments of $11.7 million within the “Other non-operating (income) expense, net” line in the Condensed Consolidated Statements of Operations.
Dividends
On August 6, 2018, the Scotts Miracle-Gro Board of Directors approved an increase in the Company’s quarterly cash dividend from $0.53 to $0.55 per Common Share. On July 30, 2019, the Scotts Miracle-Gro Board of Directors approved an increase in the Company’s quarterly cash dividend from $0.55 to $0.58 per Common Share.
Share Repurchases
In August 2014, the Scotts Miracle-Gro Board of Directors authorized the repurchase of up to $500.0 million of Common Shares over a five year period (effective November 1, 2014 through September 30, 2019). On August 3, 2016, Scotts Miracle-Gro announced that its Board of Directors authorized a $500.0 million increase to the share repurchase authorization ending on September 30, 2019. On August 2, 2019, the Scotts Miracle-Gro Board of Directors authorized an extension of the current share repurchase authorization through March 28, 2020. The amended authorization allows for repurchases of Common Shares of up to an aggregate amount of $1.0 billion through March 28, 2020. The authorization provides the Company with flexibility to purchase Common Shares from time to time in open market purchases or through privately negotiated transactions. All or part of the repurchases may be made under Rule 10b5-1 plans, which the Company may enter into from time to time and which enable the repurchases to occur on a more regular basis, or pursuant to accelerated share repurchases. The share repurchase authorization may be suspended or discontinued by the Board of Directors at any time, and there can be no guarantee as to the timing or amount of any repurchases. There were no share repurchases under the program during the three and nine months ended June 29, 2019. During the three and nine months ended June 30, 2018, Scotts Miracle-Gro repurchased 0.6 million and 3.3 million Common Shares for $53.5 million and $310.3 million, respectively. From the inception of this share repurchase program in the fourth quarter of fiscal 2014 through June 29, 2019, Scotts Miracle-Gro repurchased approximately 8.3 million Common Shares for $714.6 million. The “Treasury share purchases” lines in the tables above include cash paid to tax authorities to satisfy statutory income tax withholding obligations related to share-based compensation of $0.1 million and $2.6 million for the three and nine months ended June 29, 2019, respectively, and $0.1 million and $3.0 million for the three and nine months ended June 30, 2018, respectively.
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
On October 30, 2017, Scotts Miracle-Gro issued 0.2 million upfront performance-based award units (the “Hawthorne PFAs”), covering a four year performance period, with an estimated fair value of $20.2 million on the date of grant, to certain Hawthorne segment employees as part of its Project Focus initiative. These awards were to vest after approximately four years subject to the achievement of specific performance goals aligned with the strategic objectives of the Company’s Project Focus initiatives. Based on the extent to which the performance goals were achieved, vested shares were to range from 50 to 250 percent of the target award amount. The performance goals were based on cumulative Hawthorne non-GAAP adjusted earnings. These performance-based award units were to accrue cash dividend equivalents payable upon vesting of the awards. During the first quarter of fiscal 2019, in light of Hawthorne’s acquisition of Sunlight Supply and the fiscal 2018 downturn in the Hawthorne business, the Company authorized the cancellation of the Hawthorne PFAs and the issuance of a one-time performance bonus grant for certain Hawthorne segment employees with targets based on specified levels of Hawthorne non-GAAP adjusted earnings, subject to participant consent. The Company issued 0.1 million one-time performance bonus award units to Hawthorne segment employees during the three and nine months ended June 29, 2019.
The following is a summary of the share-based awards granted during each of the periods indicated:

	NINE MONTHS ENDED
	JUNE 29, 2019	JUNE 30, 2018
Employees
Restricted stock units	163,170	187,779
Performance units	131,644	246,430
Board of Directors
Deferred stock units	31,136	23,558
Total share-based awards	325,950	457,767

Aggregate fair value at grant dates (in millions)	$25.3	$42.4

Total share-based compensation was as follows for each of the periods indicated:

	THREE MONTHS ENDED		NINE MONTHS ENDED
	JUNE 29, 2019	JUNE 30, 2018	JUNE 29, 2019	JUNE 30, 2018
	(In millions)
Share-based compensation	$11.4	$14.4	$28.4	$30.0
Tax benefit recognized	2.9	4.1	6.3	7.7

NOTE 11. INCOME TAXES
The effective tax rates related to continuing operations for the nine months ended June 29, 2019 and June 30, 2018 were 24.8% and 8.3%, respectively. The effective tax rate used for interim reporting purposes is based on management’s best estimate of factors impacting the effective tax rate for the full fiscal year and includes the impact of discrete items recognized in the quarter. There can be no assurance that the effective tax rate estimated for interim financial reporting purposes will approximate the effective tax rate determined at fiscal year end. During the nine months ended June 30, 2018, the Company recognized a one-time $45.9 million net tax benefit adjustment reflecting the revaluation of its net deferred tax liability at the lower tax rate under the Act. In addition, as part of the Act, the Company recognized a one-time tax expense on deemed repatriated earnings and cash of foreign subsidiaries as required by the Act of $14.0 million, partially offset by the recognition and application of foreign tax credits associated with these foreign subsidiaries of $13.9 million.
SAB 118 provides guidance on accounting for the tax effects of the Act. In accordance with SAB 118, any necessary measurement adjustments were recorded and disclosed within one year from the enactment date within the period the adjustments were determined. Accordingly, the Company accounted for the various elements of the Act as follows:
Statutory Tax Rate Reduction: The Act reduced the federal corporate statutory tax rate to 21% effective January 1, 2018. As the Company’s fiscal year end falls on September 30, the federal corporate statutory tax rate for fiscal 2018 was prorated to 24.5%, with the statutory tax rate for fiscal 2019 and beyond at 21%. As a result of the reduction in statutory tax rate, the Company recognized a reduction in the value of its net deferred tax liability and a net benefit of $44.6 million was recognized in the “Income tax expense from continuing operations” line in the Consolidated Statements of Operations during fiscal 2018.
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
Other Provisions of the Act: Certain other aspects of the Act not expected to have a material effect on the Company’s financial statements are effective for fiscal 2019 including those related to performance-based compensation and others related to international taxation such as Global Intangible Low-Taxed Income (“GILTI”), Foreign Derived Intangible Income (“FDII”), and the Base Erosion Anti-Abuse Tax (“BEAT”). The Company has elected to account for GILTI under the period cost method. Estimates for these provisions have been included as components of the Company’s annualized effective tax rate and recognized in the “Income tax expense from continuing operations” line in the Condensed Consolidated Statements of Operations for the nine months ended June 29, 2019.
The Company’s net deferred tax liability decreased by $31.8 million during the nine months ended June 29, 2019. This decrease was primarily comprised of the reclassification of deferred tax liabilities of $47.1 million to accrued taxes related to the outside basis difference in the TruGreen Joint Venture as the result of the sale of the Company’s equity interest, partially offset by a decrease in deferred tax assets of $19.7 million due to payments made in connection with litigation settlements and changes in litigation accrual balances.
Scotts Miracle-Gro or one of its subsidiaries files income tax returns in the U.S. federal jurisdiction and various state, local and foreign jurisdictions. The Company is currently under examination by certain U.S. state and local tax authorities for tax periods limited to fiscal years 2009 through 2017. Other than these examinations, the Company is no longer subject to examination by tax authorities for fiscal years prior to 2016. In addition to the aforementioned audits, certain other tax deficiency notices and refund claims for previous years remain unresolved.
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
Regulatory Matters
At June 29, 2019, $4.1 million was accrued in the “Other liabilities” line in the Condensed Consolidated Balance Sheets for environmental actions, the majority of which are for site remediation. The Company believes that the amounts accrued are adequate to cover such known environmental exposures based on current facts and estimates of likely outcomes. Although it is reasonably possible that the costs to resolve such known environmental exposures will exceed the amounts accrued, any variation from accrued amounts is not expected to be material.
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
In connection with the sale of wild bird food products that were the subject of a voluntary recall in 2008, the Company, along with its Chief Executive Officer, have been named as defendants in four actions filed on and after June 27, 2012, which have been consolidated, and, on March 31, 2017, certified as a class action in the United States District Court for the Southern District of California as In re Morning Song Bird Food Litigation, Lead Case No. 3:12-cv-01592-JAH-AGS. The plaintiffs allege various statutory and common law claims associated with the Company’s sale of wild bird food products and a plea agreement entered into in previously pending government proceedings associated with such sales. The plaintiffs allege, among other things, a class action on behalf of all persons and entities in the United States who purchased certain bird food products. The plaintiffs assert: (i) hundreds of millions of dollars in monetary damages (actual, compensatory, consequential, and restitution); (ii) punitive and treble damages; (iii) injunctive and declaratory relief; (iv) pre-judgment and post-judgment interest; and (v) costs and attorneys’ fees. The Company and its Chief Executive Officer dispute the plaintiffs’ assertions and have vigorously defended the consolidated action. The parties reached an agreement to settle this matter, which the parties memorialized in a settlement agreement submitted to the Court for approval on December 7, 2018. On January 31, 2019, the Court preliminarily approved the settlement, and on June 11, 2019, the Court granted final approval of the settlement.  The settlement became effective on July 12, 2019. During the second quarter of fiscal 2019, the Company paid $42.5 million to the settlement fund in accordance with the settlement agreement and will make the final payment of $20.0 million during the fourth quarter of fiscal 2019. At June 29, 2019, June 30, 2018 and September 30, 2018, $20.0 million, $65.0 million and $85.0 million, respectively, was accrued for a probable loss related to this matter in the “Other current liabilities” line in the Condensed Consolidated Balance Sheets. During the three and nine months ended June 29, 2019, the Company recognized a favorable adjustment of $22.5 million in the “Income (loss) from discontinued operations, net of tax” line in the Condensed Consolidated Statements of Operations as a result of the final resolution of the previously disclosed settlement agreement. In addition, during the three and nine months ended June 29, 2019, the Company recognized insurance recoveries of $8.4 million and $13.4 million, respectively, related to this matter in the “Income (loss) from discontinued operations, net of tax” line in the Condensed Consolidated Statements of Operations.
The Company was named as a defendant in In re Scotts EZ Seed Litigation, Case No. 12-cv-4727 (VB), a New York and California class action lawsuit filed August 9, 2012 in the United States District Court for the Southern District of New York that asserted claims under false advertising and other legal theories based on a marketing statement on the Company’s EZ Seed grass seed product from 2009 to 2012. The plaintiffs sought, on behalf of themselves and purported class members, various forms of monetary and non-monetary relief, including statutory damages that they contend could amount to hundreds of millions of dollars. The Company defended the action vigorously, and disputed the plaintiffs’ claims and theories, including the recoverability of statutory damages. In 2017, the Court eliminated certain claims, narrowed the case in certain respects, and permitted the case to continue proceeding as a class action. On August 7, 2017, the Court requested briefs on the Company’s request for interlocutory review of issues relating to the recoverability of statutory damages in a class action by the United States Court of Appeals for the Second Circuit and, on August 31, 2017, approved that request. On January 8, 2018, however, the Second Circuit denied the interlocutory appeal request. The parties engaged in mediation on April 9, 2018 and agreed in principle to a preliminary settlement of the outstanding claims on April 10, 2018. The preliminary settlement required the Company to pay certain attorneys’ and administrative fees and provide certain payments to the class members. The preliminary settlement was approved by the court on December 19, 2018. This case is now settled and the Company made final payment of the claims made by class members during the second quarter of fiscal 2019. At June 29, 2019, June 30, 2018 and September 30, 2018, zero, $10.2 million and $11.7 million, respectively, was accrued for a probable loss related to this matter in the “Other current liabilities” line in the Condensed Consolidated Balance Sheets. During the three and nine months ended June 29, 2019, the Company recognized favorable adjustments of zero and $0.4 million, respectively, related to this matter in the “Impairment, restructuring and other” line in the Condensed Consolidated Statements of Operations as a result of the final payment of the claims made by class members.
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
Exchange Rate Risk Management
The Company uses currency forward contracts to manage the exchange rate risk associated with intercompany loans and certain other balances denominated in foreign currencies. The notional amount of outstanding currency forward contracts was $135.4 million at June 29, 2019, $244.0 million at June 30, 2018 and $117.2 million at September 30, 2018. Contracts outstanding at June 29, 2019 will mature over the next fiscal quarter.
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
The Company has outstanding interest rate swap agreements with major financial institutions that effectively convert a portion of the Company’s variable-rate debt to a fixed rate. The swap agreements had a maximum total U.S. dollar equivalent notional amount of $850.0 million at June 29, 2019, $1,000.0 million at June 30, 2018 and $800.0 million at September 30, 2018. Refer to “NOTE 9. DEBT” for the terms of the swap agreements outstanding at June 29, 2019. Included in the AOCI balance at June 29, 2019 was a loss of $3.5 million related to interest rate swap agreements that is expected to be reclassified to earnings during the next twelve months, consistent with the timing of the underlying hedged transactions.
Commodity Price Risk Management
The Company enters into hedging arrangements designed to fix the price of a portion of its projected future urea, diesel and resin requirements. These financial instruments are carried at fair value within the Condensed Consolidated Balance Sheets. Changes in the fair value of derivative contracts that qualify for hedge accounting are recorded in AOCI. Realized gains or losses remain as a component of AOCI until the related inventory is sold. Upon sale of the underlying inventory, the gain or loss is reclassified to cost of sales. Changes in the fair value of derivatives that do not qualify for hedge accounting are recorded as an element of cost of sales. Included in the AOCI balance at June 29, 2019 was a loss of $0.5 million related commodity hedges that is expected to be reclassified to earnings during the next twelve months, consistent with the timing of the underlying hedged transactions.

The Company had the following outstanding commodity contracts that were entered into to hedge forecasted purchases:

COMMODITY	JUNE 29, 2019	JUNE 30, 2018	SEPTEMBER 30, 2018
Urea	62,500 tons	60,000 tons	88,000 tons
Resin	1,900,000 pounds	—	—
Diesel	4,242,000 gallons	5,040,000 gallons	5,460,000 gallons
Heating Oil	462,000 gallons	1,092,000 gallons	1,218,000 gallons

Fair Values of Derivative Instruments
The fair values of the Company’s derivative instruments were as follows:

		ASSETS / (LIABILITIES)
DERIVATIVES DESIGNATED AS HEDGING INSTRUMENTS	BALANCE SHEET LOCATION	JUNE 29, 2019	JUNE 30, 2018	SEPTEMBER 30, 2018
		(In millions)
Interest rate swap agreements	Prepaid and other current assets	$—	$1.9	$2.0
	Other assets	—	1.8	1.8
	Other current liabilities	(4.5)	—	—
	Other liabilities	(6.1)	—	—
Commodity hedging instruments	Prepaid and other current assets	0.3	1.8	6.1
Total derivatives designated as hedging instruments		$(10.3)	$5.5	$9.9

DERIVATIVES NOT DESIGNATED AS HEDGING INSTRUMENTS	BALANCE SHEET LOCATION
Currency forward contracts	Prepaid and other current assets	$1.2	$0.9	$0.9
	Other current liabilities	(1.2)	(0.2)	(1.5)
Commodity hedging instruments	Prepaid and other current assets	—	1.4	1.7
	Other current liabilities	(0.3)	—	—
Total derivatives not designated as hedging instruments		(0.3)	2.1	1.1
Total derivatives		$(10.6)	$7.6	$11.0

The effect of derivative instruments on AOCI and the Condensed Consolidated Statements of Operations was as follows:

DERIVATIVES IN CASH FLOW HEDGING RELATIONSHIPS	AMOUNT OF GAIN / (LOSS) RECOGNIZED IN AOCI
	THREE MONTHS ENDED		NINE MONTHS ENDED
	JUNE 29, 2019	JUNE 30, 2018	JUNE 29, 2019	JUNE 30, 2018
	(In millions)
Interest rate swap agreements	$(3.7)	$0.8	$(10.5)	$3.3
Commodity hedging instruments	0.6	1.4	(2.9)	1.7
Total	$(3.1)	$2.2	$(13.4)	$5.0

DERIVATIVES IN CASH FLOW HEDGING RELATIONSHIPS	RECLASSIFIED FROM AOCI INTO STATEMENT OF OPERATIONS	AMOUNT OF GAIN / (LOSS)
		THREE MONTHS ENDED		NINE MONTHS ENDED
		JUNE 29, 2019	JUNE 30, 2018	JUNE 29, 2019	JUNE 30, 2018
		(In millions)
Interest rate swap agreements	Interest expense	$—	$0.6	$0.1	$0.8
Commodity hedging instruments	Cost of sales	0.1	0.5	2.0	1.5
Total		$0.1	$1.1	$2.1	$2.3

DERIVATIVES NOT DESIGNATED AS HEDGING INSTRUMENTS	RECOGNIZED IN STATEMENT OF OPERATIONS	AMOUNT OF GAIN / (LOSS)
		THREE MONTHS ENDED		NINE MONTHS ENDED
		JUNE 29, 2019	JUNE 30, 2018	JUNE 29, 2019	JUNE 30, 2018
		(In millions)
Currency forward contracts	Other income / expense, net	$1.3	$12.3	$4.6	$7.1
Commodity hedging instruments	Cost of sales	0.3	1.0	(1.9)	2.5
Total		$1.6	$13.3	$2.7	$9.6

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
Other
Other assets include investment securities in non-qualified retirement plan assets and the Company’s option to increase its economic interest in Bonnie Plants, Inc. (the “Bonnie Option”). Other liabilities included the contingent consideration related to the acquisition of Sunlight Supply. Investment securities in non-qualified retirement plan assets are valued using observable market prices in active markets and are classified within Level 1 of the valuation hierarchy. The fair value of the Bonnie Option is determined using a simulation approach, whereby the total value of the loan receivable and optional exchange for additional equity was estimated considering a distribution of possible future cash flows discounted to present value using an appropriate discount rate, and is classified in Level 3 of the fair value hierarchy.

The following table presents the Company’s financial assets and liabilities measured at fair value on a recurring basis at June 29, 2019:

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Unobservable Inputs (Level 3)	Total
	(In millions)
Assets
Cash equivalents	$2.9	$—	$—	$2.9
Derivatives
Currency forward contracts	—	1.2	—	1.2
Commodity hedging instruments	—	0.3	—	0.3
Other	21.9	—	13.0	34.9
Total	$24.8	$1.5	$13.0	$39.3
Liabilities
Derivatives
Interest rate swap agreements	$—	$(10.6)	$—	$(10.6)
Currency forward contracts	—	(1.2)	—	(1.2)
Commodity hedging instruments	—	(0.3)	—	(0.3)
Total	$—	$(12.1)	$—	$(12.1)
The following table presents the Company’s financial assets and liabilities measured at fair value on a recurring basis at June 30, 2018:

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Unobservable Inputs (Level 3)	Total
	(In millions)
Assets
Cash equivalents	$1.1	$—	$—	$1.1
Derivatives
Interest rate swap agreements	—	3.7	—	3.7
Currency forward contracts	—	0.9	—	0.9
Commodity hedging instruments	—	3.2	—	3.2
Other	18.6	—	11.8	30.4
Total	$19.7	$7.8	$11.8	$39.3
Liabilities
Derivatives
Currency forward contracts	$—	$(0.2)	$—	$(0.2)
Other	—	—	(3.1)	(3.1)
Total	$—	$(0.2)	$(3.1)	$(3.3)

The following table presents the Company’s financial assets and liabilities measured at fair value on a recurring basis at September 30, 2018:

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Unobservable Inputs (Level 3)	Total
	(In millions)
Assets
Cash equivalents	$1.4	$—	$—	$1.4
Derivatives
Interest rate swap agreements	—	3.8	—	3.8
Currency forward contracts	—	0.9	—	0.9
Commodity hedging instruments	—	7.8	—	7.8
Other	19.4	—	13.0	32.4
Total	$20.8	$12.5	$13.0	$46.3
Liabilities
Derivatives
Currency forward contracts	$—	$(1.5)	$—	$(1.5)
Other	—	—	(0.9)	(0.9)
Total	$—	$(1.5)	$(0.9)	$(2.4)

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

The following tables present financial information for the Company’s reportable segments for the periods indicated:

	THREE MONTHS ENDED		NINE MONTHS ENDED
	JUNE 29, 2019	JUNE 30, 2018	JUNE 29, 2019	JUNE 30, 2018
	(In millions)
Net sales:
U.S. Consumer	$889.1	$810.9	$2,019.5	$1,857.1
Hawthorne	176.3	74.2	461.1	192.8
Other	104.9	109.5	177.7	179.6
Consolidated	$1,170.3	$994.6	$2,658.3	$2,229.5

Segment Profit (Loss):
U.S. Consumer	$271.5	$243.1	$548.5	$491.4
Hawthorne	16.8	(3.6)	31.6	(6.6)
Other	13.2	13.1	13.0	10.6
Total Segment Profit	301.5	252.6	593.1	495.4
Corporate	(34.4)	(29.2)	(96.7)	(87.8)
Intangible asset amortization	(8.4)	(7.3)	(25.2)	(21.0)
Impairment, restructuring and other	(0.5)	(30.4)	(7.7)	(40.5)
Equity in income of unconsolidated affiliates	—	1.1	3.3	3.3
Interest expense	(25.9)	(23.2)	(80.0)	(63.6)
Other non-operating income (expense), net	5.1	2.6	268.2	(4.2)
Income from continuing operations before income taxes	$237.4	$166.2	$655.0	$281.6

	JUNE 29, 2019	JUNE 30, 2018	SEPTEMBER 30, 2018
	(In millions)
Total assets:
U.S. Consumer	$2,101.2	$2,054.1	$1,702.2
Hawthorne	982.6	1,099.5	978.6
Other	227.6	208.0	161.3
Corporate	156.0	202.3	212.4
Consolidated	$3,467.4	$3,563.9	$3,054.5

The following table presents net sales by product category for the periods indicated:

	THREE MONTHS ENDED		NINE MONTHS ENDED
	JUNE 29, 2019	JUNE 30, 2018	JUNE 29, 2019	JUNE 30, 2018
	(In millions)
U.S. Consumer:
Growing media	$463.1	$425.0	$866.8	$780.8
Lawn care	217.1	183.8	689.8	608.9
Controls	104.3	110.2	249.3	247.2
Roundup® Restated Marketing Agreement	54.7	42.3	96.6	100.1
Other, primarily gardening and landscape	49.9	49.6	117.0	120.1
Hawthorne:
Indoor, urban and hydroponic gardening	176.3	74.2	461.1	192.8
Other:
Growing media	42.7	45.9	68.7	70.5
Lawn care	36.9	34.1	60.1	57.7
Other, primarily gardening and controls	25.3	29.5	48.9	51.4
Total net sales	$1,170.3	$994.6	$2,658.3	$2,229.5

The following table presents net sales by geographic area for the periods indicated:

	THREE MONTHS ENDED		NINE MONTHS ENDED
	JUNE 29, 2019	JUNE 30, 2018	JUNE 29, 2019	JUNE 30, 2018
	(In millions)
Net sales:
United States	$1,044.4	$875.3	$2,415.9	$1,995.0
International	125.9	119.3	242.4	234.5
	$1,170.3	$994.6	$2,658.3	$2,229.5

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
The following 100% directly or indirectly owned subsidiaries fully and unconditionally guarantee at June 29, 2019 the 6.000% and 5.250% Senior Notes on a joint and several basis: Hyponex Corporation; Miracle-Gro Lawn Products, Inc.; OMS Investments, Inc.; Rod McLellan Company; Sanford Scientific, Inc.; Scotts Temecula Operations, LLC; Scotts Manufacturing Company; Scotts Products Co.; Scotts Professional Products Co.; Scotts-Sierra Investments LLC; SMG Growing Media, Inc.; Swiss Farms Products, Inc.; SMGM LLC; The Scotts Company LLC; The Hawthorne Gardening Company; Hawthorne Hydroponics LLC; HGCI, Inc. and GenSource, Inc. (collectively, the “Guarantors”). Effective in the three month period ending June 29, 2019, SLS Holdings, Inc. and SMG ITO Holdings, Inc. were dissolved and their subsidiary guarantees were released. Effective in the three month period ending March 30, 2019, Gutwein & Co., Inc. was dissolved and its subsidiary guarantee was released.
The following information presents Condensed Consolidating Statements of Operations for the three and nine months ended June 29, 2019 and June 30, 2018, Condensed Consolidating Statements of Comprehensive Income (Loss) for the three and nine months ended June 29, 2019 and June 30, 2018, Condensed Consolidating Statements of Cash Flows for the nine months ended June 29, 2019 and June 30, 2018, and Condensed Consolidating Balance Sheets as of June 29, 2019, June 30, 2018 and September 30, 2018. The condensed consolidating financial information presents, in separate columns, financial information for: Scotts Miracle-Gro on a Parent-only basis, carrying its investment in subsidiaries under the equity method; Guarantors on a combined basis, carrying their investments in subsidiaries which do not guarantee the debt (collectively, the “Non-Guarantors”) under the equity method; Non-Guarantors on a combined basis; and eliminating entries. The eliminating entries primarily reflect intercompany transactions, such as interest expense, accounts receivable and payable, short and long-term debt, and the elimination of equity investments, return on investments and income in subsidiaries. Because the Parent is obligated to pay the unpaid principal amount and interest on all amounts borrowed by the Guarantors or Non-Guarantors under the Fifth A&R Credit Facilities (and was obligated to pay the unpaid principal amount and interest on all amounts borrowed by the Guarantors and Non-Guarantors under the previous senior secured five-year revolving loan facility), the borrowings and related interest expense for the loans outstanding of the Guarantors and Non-Guarantors are also presented in the accompanying Parent-only financial information, and are then eliminated. Included in the Parent Condensed Consolidating Statement of Cash Flows for the nine months ended June 29, 2019 and June 30, 2018 are $2,151.2 million and $1,087.3 million, respectively, of dividends paid by the Guarantors and Non-Guarantors to the Parent representing return of investments and as such are classified within cash flows from investing activities. Included in the Parent Condensed Consolidating Statement of Cash Flows for the nine months ended June 29, 2019 and June 30, 2018 are $12.2 million of dividends paid by the Guarantors and Non-Guarantors to the Parent representing return on investments and as such are classified within cash flows from operating activities.

THE SCOTTS MIRACLE-GRO COMPANY
Condensed Consolidating Statement of Operations
for the three months ended June 29, 2019
(In millions)
(Unaudited)

	Parent	Subsidiary Guarantors	Non- Guarantors	Eliminations/ Consolidations	Consolidated
Net sales	$—	$1,034.6	$135.7	$—	$1,170.3
Cost of sales	—	643.4	103.6	—	747.0
Cost of sales—impairment, restructuring and other	—	(0.1)	—	—	(0.1)
Gross profit	—	391.3	32.1	—	423.4
Operating expenses:
Selling, general and administrative	—	137.8	28.3	0.3	166.4
Impairment, restructuring and other	—	0.6	—	—	0.6
Other (income) expense, net	—	(0.6)	(1.2)	—	(1.8)
Income (loss) from operations	—	253.5	5.0	(0.3)	258.2
Equity (income) loss in subsidiaries	(211.7)	(4.6)	—	216.3	—
Interest expense	17.2	19.0	1.0	(11.3)	25.9
Other non-operating (income) expense, net	(4.2)	(4.6)	(7.6)	11.3	(5.1)
Income (loss) from continuing operations before income taxes	198.7	243.7	11.6	(216.6)	237.4
Income tax expense (benefit) from continuing operations	(3.3)	59.8	2.9	—	59.4
Income (loss) from continuing operations	202.0	183.9	8.7	(216.6)	178.0
Income (loss) from discontinued operations, net of tax	—	23.6	—	—	23.6
Net income (loss)	$202.0	$207.5	$8.7	$(216.6)	$201.6
Net (income) loss attributable to noncontrolling interest	—	—	—	0.1	0.1
Net income (loss) attributable to controlling interest	$202.0	$207.5	$8.7	$(216.5)	$201.7

THE SCOTTS MIRACLE-GRO COMPANY
Condensed Consolidating Statement of Operations
for the nine months ended June 29, 2019
(In millions)
(Unaudited)

	Parent	Subsidiary Guarantors	Non- Guarantors	Eliminations/ Consolidations	Consolidated
Net sales	$—	$2,380.9	$277.4	$—	$2,658.3
Cost of sales	—	1,508.7	216.1	—	1,724.8
Cost of sales—impairment, restructuring and other	—	2.7	0.7	—	3.4
Gross profit	—	869.5	60.6	—	930.1
Operating expenses:
Selling, general and administrative	—	403.5	58.0	0.9	462.4
Impairment, restructuring and other	—	3.6	0.7	—	4.3
Other (income) expense, net	(0.4)	0.2	0.1	—	(0.1)
Income (loss) from operations	0.4	462.2	1.8	(0.9)	463.5
Equity (income) loss in subsidiaries	(548.4)	(7.4)	—	555.8	—
Equity in (income) loss of unconsolidated affiliates	—	(3.4)	0.1	—	(3.3)
Interest expense	57.0	59.2	2.8	(39.0)	80.0
Other non-operating (income) expense, net	(18.2)	(269.0)	(20.0)	39.0	(268.2)
Income (loss) from continuing operations before income taxes	510.0	682.8	18.9	(556.7)	655.0
Income tax expense (benefit) from continuing operations	(9.5)	167.5	4.7	—	162.7
Income (loss) from continuing operations	519.5	515.3	14.2	(556.7)	492.3
Income (loss) from discontinued operations, net of tax	—	26.4	(0.3)	—	26.1
Net income (loss)	$519.5	$541.7	$13.9	$(556.7)	$518.4
Net (income) loss attributable to noncontrolling interest	—	—	—	0.2	0.2
Net income (loss) attributable to controlling interest	$519.5	$541.7	$13.9	$(556.5)	$518.6

THE SCOTTS MIRACLE-GRO COMPANY
Condensed Consolidating Statement of Comprehensive Income (Loss)
for the three months ended June 29, 2019
(In millions)
(Unaudited)

	Parent	Subsidiary Guarantors	Non- Guarantors	Eliminations/ Consolidations	Consolidated
Net income (loss)	$202.0	$207.5	$8.7	$(216.6)	$201.6
Other comprehensive income (loss), net of tax:
Net foreign currency translation adjustment	3.1	—	3.1	(3.1)	3.1
Net change in derivatives	(3.2)	0.5	—	(0.5)	(3.2)
Net change in pension and other post-retirement benefits	0.7	0.1	0.6	(0.7)	0.7
Total other comprehensive income (loss)	0.6	0.6	3.7	(4.3)	0.6
Comprehensive income (loss)	202.6	208.1	12.4	(220.9)	202.2
Comprehensive (income) loss attributable to noncontrolling interest	—	—	—	0.1	0.1
Comprehensive income (loss) attributable to controlling interest	$202.6	$208.1	$12.4	$(220.8)	$202.3

THE SCOTTS MIRACLE-GRO COMPANY
Condensed Consolidating Statement of Comprehensive Income (Loss)
for the nine months ended June 29, 2019
(In millions)
(Unaudited)

	Parent	Subsidiary Guarantors	Non- Guarantors	Eliminations/ Consolidations	Consolidated
Net income (loss)	$519.5	$541.7	$13.9	$(556.7)	$518.4
Other comprehensive income (loss), net of tax:
Net foreign currency translation adjustment	(1.5)	—	(1.5)	1.5	(1.5)
Net change in derivatives	(15.5)	(4.9)	—	4.9	(15.5)
Net change in pension and other post-retirement benefits	1.3	0.2	1.1	(1.3)	1.3
Total other comprehensive income (loss)	(15.7)	(4.7)	(0.4)	5.1	(15.7)
Comprehensive income (loss)	503.8	537.0	13.5	(551.6)	502.7
Comprehensive (income) loss attributable to noncontrolling interest	—	—	—	0.2	0.2
Comprehensive income (loss) attributable to controlling interest	$503.8	$537.0	$13.5	$(551.4)	$502.9

THE SCOTTS MIRACLE-GRO COMPANY
Condensed Consolidating Statement of Cash Flows
for the nine months ended June 29, 2019
(In millions)
(Unaudited)

	Parent	Subsidiary Guarantors	Non- Guarantors	Eliminations/ Consolidations	Consolidated
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES (a)	$(27.1)	$(14.4)	$(24.0)	$(12.2)	$(77.7)

INVESTING ACTIVITIES (a)
Proceeds from sale of long-lived assets	—	0.2	—	—	0.2
Investments in property, plant and equipment	—	(24.6)	(4.2)	—	(28.8)
Proceeds from loans receivable	—	20.8	—	—	20.8
Proceeds from sale of investment in unconsolidated affiliates	—	274.3	—	—	274.3
Investments in acquired businesses, net of cash acquired	—	(6.6)	—	—	(6.6)
Other investing, net	—	2.3	1.3	—	3.6
Return of investments from affiliates	2,151.2	2.3	—	(2,153.5)	—
Investing cash flows from (to) affiliates	(2,032.2)	(12.7)	(3.0)	2,047.9	—
Net cash provided by (used in) investing activities	119.0	256.0	(5.9)	(105.6)	263.5

FINANCING ACTIVITIES
Borrowings under revolving and bank lines of credit and term loans	—	799.6	139.2	—	938.8
Repayments under revolving and bank lines of credit and term loans	—	(923.8)	(105.2)	—	(1,029.0)
Dividends paid	(92.1)	(2,151.2)	(14.5)	2,165.7	(92.1)
Purchase of Common Shares	(3.0)	—	—	—	(3.0)
Payments on seller notes	—	(0.8)	—	—	(0.8)
Cash received from exercise of stock options	3.2	—	—	—	3.2
Financing cash flows from (to) affiliates	—	2,035.2	12.7	(2,047.9)	—
Net cash provided by (used in) financing activities	(91.9)	(241.0)	32.2	117.8	(182.9)
Effect of exchange rate changes on cash	—	—	(0.4)	—	(0.4)
Net increase (decrease) in cash and cash equivalents	—	0.6	1.9	—	2.5
Cash and cash equivalents at beginning of period	—	3.0	30.9	—	33.9
Cash and cash equivalents at end of period	$—	$3.6	$32.8	$—	$36.4

(a)
Cash received by the Parent from the Guarantors and Non-Guarantors in the form of dividends in the amount of $2,151.2 million represent return of investments and are included in cash flows from investing activities. Cash received by the Parent from the Guarantors and Non-Guarantors in the form of dividends in the amount of $12.2 million represent return on investments and are included in cash flows from operating activities. Cash received by the Guarantors from the Non-Guarantors in the form of dividends in the amount of $2.3 million represent return of investments and are included in cash flows from investing activities.

THE SCOTTS MIRACLE-GRO COMPANY
Condensed Consolidating Balance Sheet
As of June 29, 2019
(In millions)
(Unaudited)

	Parent	Subsidiary Guarantors	Non- Guarantors	Eliminations/ Consolidations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$—	$3.6	$32.8	$—	$36.4
Accounts receivable, net	—	299.2	96.6	—	395.8
Accounts receivable pledged	—	351.1	—	—	351.1
Inventories	—	449.8	83.9	—	533.7
Prepaid and other current assets	—	53.9	19.0	—	72.9
Total current assets	—	1,157.6	232.3	—	1,389.9
Property, plant and equipment, net	—	442.9	63.8	—	506.7
Goodwill	—	421.6	108.7	11.6	541.9
Intangible assets, net	—	733.5	91.0	6.6	831.1
Other assets	8.1	150.5	39.2	—	197.8
Equity investment in subsidiaries	1,294.4	—	—	(1,294.4)	—
Intercompany assets	1,119.8	—	—	(1,119.8)	—
Total assets	$2,422.3	$2,906.1	$535.0	$(2,396.0)	$3,467.4

LIABILITIES AND EQUITY
Current liabilities:
Current portion of debt	$40.3	$357.3	$5.9	$(40.3)	$363.2
Accounts payable	—	193.9	28.7	—	222.6
Other current liabilities	16.0	325.8	27.8	—	369.6
Total current liabilities	56.3	877.0	62.4	(40.3)	955.4
Long-term debt	1,562.3	777.8	143.7	(920.3)	1,563.5
Other liabilities	3.3	113.8	26.2	—	143.3
Equity investment in subsidiaries	—	20.9	—	(20.9)	—
Intercompany liabilities	—	124.7	8.1	(132.8)	—
Total liabilities	1,621.9	1,914.2	240.4	(1,114.3)	2,662.2
Total equity—controlling interest	800.4	991.9	294.6	(1,286.5)	800.4
Noncontrolling interest	—	—	—	4.8	4.8
Total equity	800.4	991.9	294.6	(1,281.7)	805.2
Total liabilities and equity	$2,422.3	$2,906.1	$535.0	$(2,396.0)	$3,467.4

THE SCOTTS MIRACLE-GRO COMPANY
Condensed Consolidating Statement of Operations
for the three months ended June 30, 2018
(In millions)
(Unaudited)

	Parent	Subsidiary Guarantors	Non- Guarantors	Eliminations/ Consolidations	Consolidated
Net sales	$—	$872.4	$122.2	$—	$994.6
Cost of sales	—	543.0	92.9	—	635.9
Cost of sales—impairment, restructuring and other	—	10.9	0.2	—	11.1
Gross profit	—	318.5	29.1	—	347.6
Operating expenses:
Selling, general and administrative	—	117.5	26.7	0.3	144.5
Impairment, restructuring and other	—	(4.9)	24.2	—	19.3
Other (income) expense, net	(0.2)	(1.0)	(0.7)	—	(1.9)
Income (loss) from operations	0.2	206.9	(21.1)	(0.3)	185.7
Equity (income) loss in subsidiaries	(92.9)	6.1	—	86.8	—
Equity in (income) loss of unconsolidated affiliates	—	(1.2)	0.1	—	(1.1)
Interest expense	21.1	15.0	0.8	(13.7)	23.2
Other non-operating (income) expense, net	(8.0)	(2.5)	(5.8)	13.7	(2.6)
Income (loss) from continuing operations before income taxes	80.0	189.5	(16.2)	(87.1)	166.2
Income tax expense (benefit) from continuing operations	(3.1)	47.8	(4.0)	—	40.7
Income (loss) from continuing operations	83.1	141.7	(12.2)	(87.1)	125.5
Income (loss) from discontinued operations, net of tax	—	(43.6)	0.9	—	(42.7)
Net income (loss)	$83.1	$98.1	$(11.3)	$(87.1)	$82.8
Net (income) loss attributable to noncontrolling interest	—	—	—	0.1	0.1
Net income (loss) attributable to controlling interest	$83.1	$98.1	$(11.3)	$(87.0)	$82.9

THE SCOTTS MIRACLE-GRO COMPANY
Condensed Consolidating Statement of Operations
for the nine months ended June 30, 2018
(In millions)
(Unaudited)

	Parent	Subsidiary Guarantors	Non- Guarantors	Eliminations/ Consolidations	Consolidated
Net sales	$—	$1,971.9	$257.6	$—	$2,229.5
Cost of sales	—	1,225.5	202.0	—	1,427.5
Cost of sales—impairment, restructuring and other	—	10.9	0.2	—	11.1
Gross profit	—	735.5	55.4	—	790.9
Operating expenses:
Selling, general and administrative	—	358.0	59.7	1.0	418.7
Impairment, restructuring and other	—	5.2	24.2	—	29.4
Other (income) expense, net	(0.7)	(1.3)	(1.3)	—	(3.3)
Income (loss) from operations	0.7	373.6	(27.2)	(1.0)	346.1
Equity (income) loss in subsidiaries	(247.0)	13.1	—	233.9	—
Equity in (income) loss of unconsolidated affiliates	—	(3.3)	—	—	(3.3)
Interest expense	58.8	36.9	2.9	(35.0)	63.6
Other non-operating (income) expense, net	(19.8)	(7.4)	(3.6)	35.0	4.2
Income (loss) from continuing operations before income taxes	208.7	334.3	(26.5)	(234.9)	281.6
Income tax expense (benefit) from continuing operations	(3.2)	28.7	(2.1)	—	23.4
Income (loss) from continuing operations	211.9	305.6	(24.4)	(234.9)	258.2
Income (loss) from discontinued operations, net of tax	—	(47.5)	(0.1)	—	(47.6)
Net income (loss)	$211.9	$258.1	$(24.5)	$(234.9)	$210.6
Net (income) loss attributable to noncontrolling interest	—	—	—	0.1	0.1
Net income (loss) attributable to controlling interest	$211.9	$258.1	$(24.5)	$(234.8)	$210.7

THE SCOTTS MIRACLE-GRO COMPANY
Condensed Consolidating Statement of Comprehensive Income (Loss)
for the three months ended June 30, 2018
(In millions)
(Unaudited)

	Parent	Subsidiary Guarantors	Non- Guarantors	Eliminations/ Consolidations	Consolidated
Net income (loss)	$83.1	$98.1	$(11.3)	$(87.1)	$82.8
Other comprehensive income (loss), net of tax:
Net foreign currency translation adjustment	(5.3)	—	(5.3)	5.3	(5.3)
Net change in derivatives	1.1	0.9	—	(0.9)	1.1
Net change in pension and other post-retirement benefits	0.4	0.2	0.2	(0.4)	0.4
Total other comprehensive income (loss)	(3.8)	1.1	(5.1)	4.0	(3.8)
Comprehensive income (loss)	$79.3	$99.2	$(16.4)	$(83.1)	$79.0

THE SCOTTS MIRACLE-GRO COMPANY
Condensed Consolidating Statement of Comprehensive Income (Loss)
for the nine months ended June 30, 2018
(In millions)
(Unaudited)

	Parent	Subsidiary Guarantors	Non- Guarantors	Eliminations/ Consolidations	Consolidated
Net income (loss)	$211.9	$258.1	$(24.5)	$(234.9)	$210.6
Other comprehensive income (loss), net of tax:
Net foreign currency translation adjustment	10.3	—	10.3	(10.3)	10.3
Net change in derivatives	2.7	0.2	—	(0.2)	2.7
Net change in pension and other post-retirement benefits	1.2	0.5	0.7	(1.2)	1.2
Total other comprehensive income (loss)	14.2	0.7	11.0	(11.7)	14.2
Comprehensive income (loss)	$226.1	$258.8	$(13.5)	$(246.6)	$224.8

THE SCOTTS MIRACLE-GRO COMPANY
Condensed Consolidating Statement of Cash Flows
for the nine months ended June 30, 2018
(In millions)
(Unaudited)

	Parent	Subsidiary Guarantors	Non- Guarantors	Eliminations/ Consolidations	Consolidated
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES (a)	$(13.6)	$(2.2)	$26.4	$(14.0)	$(3.4)

INVESTING ACTIVITIES (a)
Proceeds from sale of long-lived assets	—	0.7	0.5	—	1.2
Post-closing working capital payment related to sale of International Business	—	(35.3)	—	—	(35.3)
Investments in property, plant and equipment	—	(36.1)	(4.6)	—	(40.7)
Investments in loans receivable	—	(5.0)	(0.3)	—	(5.3)
Investments in acquired businesses, net of cash acquired	—	(458.6)	(34.3)	—	(492.9)
Other investing, net	—	10.2	0.5	—	10.7
Return of investments from affiliates	1,087.3	—	—	(1,087.3)	—
Investing cash flows from (to) affiliates	(679.2)	(80.9)	(80.0)	840.1	—
Net cash provided by (used in) investing activities	408.1	(605.0)	(118.2)	(247.2)	(562.3)

FINANCING ACTIVITIES
Borrowings under revolving and bank lines of credit and term loans	—	1,427.6	189.4	—	1,617.0
Repayments under revolving and bank lines of credit and term loans	—	(530.0)	(138.7)	—	(668.7)
Dividends paid	(89.6)	(1,087.3)	(14.0)	1,101.3	(89.6)
Purchase of Common Shares	(313.6)	—	—	—	(313.6)
Payments on seller notes	—	—	(8.8)	—	(8.8)
Cash received from exercise of stock options	8.7	—	—	—	8.7
Acquisition of noncontrolling interests	—	—	(69.2)	—	(69.2)
Financing cash flows from (to) affiliates	—	759.2	80.9	(840.1)	—
Net cash provided by (used in) financing activities	(394.5)	569.5	39.6	261.2	475.8
Effect of exchange rate changes on cash	—	—	(1.0)	—	(1.0)
Net increase (decrease) in cash and cash equivalents	—	(37.7)	(53.2)	—	(90.9)
Cash and cash equivalents at beginning of period	—	39.8	80.7	—	120.5
Cash and cash equivalents at end of period	$—	$2.1	$27.5	$—	$29.6

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

THE SCOTTS MIRACLE-GRO COMPANY
Condensed Consolidating Balance Sheet
As of June 30, 2018
(In millions)
(Unaudited)

	Parent	Subsidiary Guarantors	Non- Guarantors	Eliminations/ Consolidations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$—	$2.1	$27.5	$—	$29.6
Accounts receivable, net	—	305.1	82.7	—	387.8
Accounts receivable pledged	—	316.7	—	—	316.7
Inventories	—	415.3	85.2	—	500.5
Prepaid and other current assets	1.9	54.5	28.0	—	84.4
Total current assets	1.9	1,093.7	223.4	—	1,319.0
Investment in unconsolidated affiliates	—	33.6	0.8	—	34.4
Property, plant and equipment, net	—	454.6	63.0	—	517.6
Goodwill	—	477.6	132.0	11.6	621.2
Intangible assets, net	—	777.7	94.1	7.8	879.6
Other assets	8.0	167.3	16.8	—	192.1
Equity investment in subsidiaries	1,434.7	—	—	(1,434.7)	—
Intercompany assets	1,080.6	381.3	—	(1,461.9)	—
Total assets	$2,525.2	$3,385.8	$530.1	$(2,877.2)	$3,563.9

LIABILITIES AND EQUITY
Current liabilities:
Current portion of debt	$15.0	$302.6	$11.9	$(15.0)	$314.5
Accounts payable	—	161.8	33.8	—	195.6
Other current liabilities	8.3	273.5	33.4	—	315.2
Total current liabilities	23.3	737.9	79.1	(15.0)	825.3
Long-term debt	1,974.5	1,201.4	131.5	(1,332.0)	1,975.4
Distributions in excess of investment in unconsolidated affiliate	—	21.9	—	—	21.9
Other liabilities	1.0	153.0	51.0	5.0	210.0
Equity investment in subsidiaries	—	59.9	—	(59.9)	—
Intercompany liabilities	—	—	92.3	(92.3)	—
Total liabilities	1,998.8	2,174.1	353.9	(1,494.2)	3,032.6
Total equity—controlling interest	526.4	1,211.7	176.2	(1,387.9)	526.4
Noncontrolling interest	—	—	—	4.9	4.9
Total equity	526.4	1,211.7	176.2	(1,383.0)	531.3
Total liabilities and equity	$2,525.2	$3,385.8	$530.1	$(2,877.2)	$3,563.9

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
In August 2014, the Scotts Miracle-Gro Board of Directors authorized the repurchase of up to $500.0 million of common shares of Scotts Miracle-Gro (“Common Shares”) over a five-year period (effective November 1, 2014 through September 30, 2019). On August 3, 2016, Scotts Miracle-Gro announced that its Board of Directors authorized a $500.0 million increase to the share repurchase authorization ending on September 30, 2019. On August 2, 2019, the Scotts Miracle-Gro Board of Directors authorized an extension of the current share repurchase authorization through March 28, 2020. The amended authorization allows for repurchases of Common Shares of up to an aggregate amount of $1.0 billion through March 28, 2020. There were no share repurchases under the program during the three and nine months ended June 29, 2019. From the inception of this share repurchase program in the fourth quarter of fiscal 2014 through June 29, 2019, Scotts Miracle-Gro repurchased approximately 8.3 million Common Shares for $714.6 million.

RESULTS OF OPERATIONS
The following table sets forth the components of income and expense as a percentage of net sales for the periods indicated:

	THREE MONTHS ENDED		NINE MONTHS ENDED
	JUNE 29, 2019	JUNE 30, 2018	JUNE 29, 2019	JUNE 30, 2018
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	63.8	63.9	64.9	64.0
Cost of sales—impairment, restructuring and other	—	1.1	0.1	0.5
Gross profit	36.2	34.9	35.0	35.5
Operating expenses:
Selling, general and administrative	14.2	14.5	17.4	18.8
Impairment, restructuring and other	0.1	1.9	0.2	1.3
Other income, net	(0.2)	(0.2)	—	(0.1)
Income from operations	22.1	18.7	17.4	15.5
Equity in income of unconsolidated affiliates	—	(0.1)	(0.1)	(0.1)
Interest expense	2.2	2.3	3.0	2.9
Other non-operating (income) expense, net	(0.4)	(0.3)	(10.1)	0.2
Income from continuing operations before income taxes	20.3	16.7	24.6	12.6
Income tax expense from continuing operations	5.1	4.1	6.1	1.0
Income from continuing operations	15.2	12.6	18.5	11.6
Income (loss) from discontinued operations, net of tax	2.0	(4.3)	1.0	(2.1)
Net income	17.2%	8.3%	19.5%	9.4%
The sum of the components may not equal due to rounding.
Net Sales
Net sales for the three months ended June 29, 2019 were $1,170.3 million, an increase of 17.7% from net sales of $994.6 million for the three months ended June 30, 2018. Net sales for the nine months ended June 29, 2019 were $2,658.3 million, an increase of 19.2% from net sales of $2,229.5 million for the nine months ended June 30, 2018. These changes in net sales were attributable to the following:

	THREE MONTHS ENDED	NINE MONTHS ENDED
	JUNE 29, 2019	JUNE 29, 2019
Acquisitions	6.9%	10.4%
Volume	10.3	7.7
Pricing	1.0	1.6
Foreign exchange rates	(0.5)	(0.5)
Change in net sales	17.7%	19.2%
The increase in net sales for the three months ended June 29, 2019 as compared to the three months ended June 30, 2018 was primarily driven by:

•
increased sales volume driven by increased sales of soils, mulch, grass seed and fertilizer products in our U.S. Consumer segment and hydroponic gardening products in our Hawthorne segment excluding the impact of acquisitions, partially offset by decreased sales in our Other segment as a result of the closure of our business in Mexico;

•
the addition of net sales from the Sunlight Supply acquisition of $68.4 million in our Hawthorne segment (refer to “NOTE 4. ACQUISITIONS AND INVESTMENTS” for more information regarding the Sunlight Supply acquisition);

•	increased pricing in our U.S. Consumer and Other segments; and

•	increased net sales associated with the Restated Marketing Agreement for consumer Roundup®;

•	partially offset by the unfavorable impact of foreign exchange rates as a result of the strengthening of the U.S. dollar relative to the euro and the Canadian dollar.

The increase in net sales for the nine months ended June 29, 2019 as compared to the nine months ended June 30, 2018 was primarily driven by:

•	the addition of net sales from the Sunlight Supply acquisition of $231.4 million in our Hawthorne segment;

•
increased sales volume driven by increased sales of soils, mulch, grass seed and fertilizer products in our U.S. Consumer segment and hydroponic gardening products in our Hawthorne segment excluding the impact of acquisitions, partially offset by decreased sales in our Other segment as a result of the closure of our business in Mexico; and

•	increased pricing in our U.S. Consumer and Other segments, partially offset by decreased pricing in our Hawthorne segment primarily driven by increased promotional activities;

•	partially offset by decreased net sales associated with the Restated Marketing Agreement for consumer Roundup®; and

•	the unfavorable impact of foreign exchange rates as a result of the strengthening of the U.S. dollar relative to the euro and the Canadian dollar.
Cost of Sales
The following table shows the major components of cost of sales for the periods indicated:

	THREE MONTHS ENDED		NINE MONTHS ENDED
	JUNE 29, 2019	JUNE 30, 2018	JUNE 29, 2019	JUNE 30, 2018
	(In millions)
Materials	$414.8	$358.6	$966.6	$791.1
Manufacturing labor and overhead	178.5	145.6	392.5	321.0
Distribution and warehousing	139.4	119.2	324.4	270.3
Costs associated with Restated Marketing Agreement	14.3	12.5	41.3	45.1
	747.0	635.9	1,724.8	1,427.5
Impairment, restructuring and other	(0.1)	11.1	3.4	11.1
	$746.9	$647.0	$1,728.2	$1,438.6

Factors contributing to the change in cost of sales are outlined in the following table:

	THREE MONTHS ENDED	NINE MONTHS ENDED
	JUNE 29, 2019	JUNE 29, 2019
	(In millions)
Volume, product mix and other	$112.1	$304.6
Material costs	0.6	4.8
Costs associated with Restated Marketing Agreement	1.8	(3.7)
Foreign exchange rates	(3.4)	(8.4)
	111.1	297.3
Impairment, restructuring and other	(11.2)	(7.7)
Change in cost of sales	$99.9	$289.6
The increase in cost of sales for the three months ended June 29, 2019 as compared to the three months ended June 30, 2018 was primarily driven by:

•	costs of $58.7 million included within “volume, product mix and other” related to sales from the Sunlight Supply acquisition in our Hawthorne segment;

•	higher sales volume in our U.S. Consumer and Hawthorne segments excluding the impact of acquisitions, partially offset by decreased sales in our Other segment;

•	higher transportation costs included within “volume, product mix and other” associated with our U.S. Consumer segment; and

•	an increase in costs associated with the Restated Marketing Agreement for consumer Roundup®;

•	partially offset by the favorable impact of foreign exchange rates as a result of the strengthening of the U.S. dollar relative to the euro and the Canadian dollar; and

•	a decrease in impairment, restructuring and other charges of $11.2 million as a result of lower costs associated with Project Catalyst.
The increase in cost of sales for the nine months ended June 29, 2019 as compared to the nine months ended June 30, 2018 was primarily driven by:

•	costs of $199.6 million included within “volume, product mix and other” related to sales from the Sunlight Supply acquisition in our Hawthorne segment;

•	higher sales volume in our U.S. Consumer and Hawthorne segments excluding the impact of acquisitions, partially offset by decreased sales in our Other segment;

•	higher transportation costs included within “volume, product mix and other” associated with our U.S. Consumer segment; and

•	higher material costs in our U.S. Consumer and Other segments;

•	partially offset by a decrease in costs associated with the Restated Marketing Agreement for consumer Roundup®;

•	the favorable impact of foreign exchange rates as a result of the strengthening of the U.S. dollar relative to the euro and the Canadian dollar; and

•	a decrease in impairment, restructuring and other charges of $7.7 million as a result of lower costs associated with Project Catalyst.
Gross Profit
As a percentage of net sales, our gross profit rate was 36.2% and 34.9% for the three months ended June 29, 2019 and June 30, 2018, respectively. As a percentage of net sales, our gross profit rate was 35.0% and 35.5% for the nine months ended June 29, 2019 and June 30, 2018, respectively. Factors contributing to the change in gross profit rate are outlined in the following table:

	THREE MONTHS ENDED	NINE MONTHS ENDED
	JUNE 29, 2019	JUNE 29, 2019
Acquisitions	(1.4)%	(2.0)%
Material costs	(0.1)	(0.2)
Roundup® commissions and reimbursements	0.5	—
Volume, product mix and other	0.5	0.4
Pricing	0.6	0.9
	0.1%	(0.9)%
Impairment, restructuring and other	1.2	0.4
Change in gross profit rate	1.3%	(0.5)%
The increase in gross profit rate for the three months ended June 29, 2019 as compared to the three months ended June 30, 2018 was primarily driven by:

•	favorable mix in our U.S. Consumer segment associated with higher sales of fertilizer and soils products;

•	increased pricing in our U.S. Consumer and Other segments;

•	favorable leverage of fixed costs such as warehousing driven by higher sales volume in our U.S. Consumer and Hawthorne segments;

•	an increase in net sales associated with the Restated Marketing Agreement for consumer Roundup®; and

•	a decrease in impairment, restructuring and other charges as a result of lower costs associated with Project Catalyst;

•	partially offset by an unfavorable impact from acquisitions in our Hawthorne segment related to Sunlight Supply; and

•	higher transportation costs included within “volume, product mix and other” associated with our U.S. Consumer segment.

The decrease in gross profit rate for the nine months ended June 29, 2019 as compared to the nine months ended June 30, 2018 was primarily driven by:

•	an unfavorable impact from acquisitions in our Hawthorne segment related to Sunlight Supply;

•	higher material costs in our U.S. Consumer and Other segments; and

•	higher transportation costs included within “volume, product mix and other” associated with our U.S. Consumer segment;

•	partially offset by increased pricing in our U.S. Consumer and Other segments, net of decreased pricing in our Hawthorne segment primarily driven by increased promotional activities;

•	favorable leverage of fixed costs such as warehousing driven by higher sales volume in our U.S. Consumer and Hawthorne segments;

•	favorable mix in our U.S. Consumer segment associated with higher sales of fertilizer and soils products; and

•	a decrease in impairment, restructuring and other charges as a result of lower costs associated with Project Catalyst.
Selling, General and Administrative Expenses
The following table sets forth the components of selling, general and administrative expenses (“SG&A”) for the periods indicated:

	THREE MONTHS ENDED		NINE MONTHS ENDED
	JUNE 29, 2019	JUNE 30, 2018	JUNE 29, 2019	JUNE 30, 2018
	(In millions)
Advertising	$41.8	$33.7	$106.3	$91.1
Research and development	10.2	10.9	28.8	30.7
Share-based compensation	11.4	14.4	28.4	30.0
Amortization of intangibles	8.2	7.4	24.7	20.7
Other selling, general and administrative	94.8	78.1	274.2	246.2
	$166.4	$144.5	$462.4	$418.7
SG&A increased $21.9 million, or 15.2%, during the three months ended June 29, 2019 compared to the three months ended June 30, 2018. Advertising expense increased $8.1 million, or 24.0%, during the three months ended June 29, 2019 driven by increased media spending in our U.S. Consumer segment. Amortization expense increased $0.8 million, or 10.8%, during the three months ended June 29, 2019 primarily due to the impact of recent acquisitions. Share-based compensation expense decreased $3.0 million, or 20.8%, during the three months ended June 29, 2019 due to an increase in the expected payout percentage on long-term performance-based awards during the three months ended June 30, 2018. Other SG&A increased $16.7 million, or 21.4%, during the three months ended June 29, 2019 driven by higher short-term variable cash incentive compensation expense.
SG&A increased $43.7 million, or 10.4%, during the nine months ended June 29, 2019 compared to the nine months ended June 30, 2018. Advertising expense increased $15.2 million, or 16.7%, during the nine months ended June 29, 2019 driven by increased media spending in our U.S. Consumer segment. Amortization expense increased $4.0 million, or 19.3%, during the nine months ended June 29, 2019 primarily due to the impact of recent acquisitions. Share-based compensation expense decreased $1.6 million, or 5.3%, during the nine months ended June 29, 2019 due to an increase in the expected payout percentage on long-term performance-based awards during the nine months ended June 30, 2018. Other SG&A increased $28.0 million, or 11.4%, during the nine months ended June 29, 2019 driven by higher short-term variable cash incentive compensation expense and the impact of recent acquisitions of $7.6 million.

Impairment, Restructuring and Other
Activity described herein is classified within the “Cost of sales—impairment, restructuring and other,” “Impairment, restructuring and other” and “Income (loss) from discontinued operations, net of tax” lines in the Condensed Consolidated Statements of Operations. The following table details impairment, restructuring and other charges (recoveries) for each of the periods presented:

	THREE MONTHS ENDED		NINE MONTHS ENDED
	JUNE 29, 2019	JUNE 30, 2018	JUNE 29, 2019	JUNE 30, 2018
	(In millions)
Cost of sales—impairment, restructuring and other:
Restructuring and other charges (recoveries), net	$(0.1)	$5.2	$2.9	$5.2
Property, plant and equipment impairments	—	5.9	0.5	5.9
Operating expenses:
Restructuring and other charges, net	0.6	1.8	4.3	11.9
Intangible asset impairments	—	17.5	—	17.5
Impairment, restructuring and other charges from continuing operations	$0.5	$30.4	$7.7	$40.5
Restructuring and other charges (recoveries), net, from discontinued operations	(30.9)	65.1	(35.8)	66.6
Total impairment, restructuring and other charges (recoveries)	$(30.4)	$95.5	$(28.1)	$107.1
Project Catalyst
In connection with the acquisition of Sunlight Supply during the third quarter of fiscal 2018, we announced the launch of an initiative called Project Catalyst, which is a company-wide restructuring effort to reduce operating costs throughout our U.S. Consumer, Hawthorne and Other segments and drive synergies from recent acquisitions within the Hawthorne segment. During the three and nine months ended June 29, 2019, we continued to execute on planned facility closures and consolidations which resulted in charges of $0.4 million and $8.0 million, respectively, related to Project Catalyst. We incurred charges of zero and $0.4 million in our U.S. Consumer segment, $(0.1) million and $2.4 million in our Hawthorne segment and zero and $0.6 million in our Other segment in the “Cost of sales—impairment, restructuring and other” line in the Condensed Consolidated Statements of Operations during the three and nine months ended June 29, 2019, respectively, related to employee termination benefits, facility closure costs and impairment of property, plant and equipment. We incurred charges of zero and $0.5 million in our U.S. Consumer segment, $0.5 million and $2.6 million in our Hawthorne segment, zero and $0.6 million in our Other segment and zero and $0.9 million at Corporate in the “Impairment, restructuring and other” line in the Condensed Consolidated Statements of Operations during the three and nine months ended June 29, 2019, respectively, related to employee termination benefits and facility closure costs. Costs incurred to date since the inception of Project Catalyst are $22.8 million for our Hawthorne segment, $12.5 million for our U.S. Consumer segment, $1.2 million for our Other segment and $0.9 million for Corporate.
We incurred charges of $4.5 million in our U.S. Consumer segment and $6.6 million in our Hawthorne segment in the “Cost of sales—impairment, restructuring and other” line in the Condensed Consolidated Statements of Operations during the three and nine months ended June 30, 2018 related to employee termination benefits, facility closure costs and impairment of property, plant and equipment. We incurred charges of $1.8 million in our Hawthorne segment in the “Impairment, restructuring and other” line in the Condensed Consolidated Statements of Operations during the three and nine months ended June 30, 2018 related to employee termination benefits. Our Hawthorne segment also recognized a non-cash impairment charge of $17.5 million related to the write-off of previously acquired customer relationship intangible assets due to the acquisition of Sunlight Supply during the three and nine months ended June 30, 2018 in the “Impairment, restructuring and other” line in the Condensed Consolidated Statements of Operations.
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

On August 31, 2017, we completed the sale of the International Business. Refer to “NOTE 3. DISCONTINUED OPERATIONS” for more information. During the three and nine months ended June 30, 2018, we recognized $0.1 million and $1.6 million, respectively, in transaction related costs associated with the sale of the International Business in the “Income (loss) from discontinued operations, net of tax” line in the Condensed Consolidated Statements of Operations.
Other
During the three and nine months ended June 29, 2019, we recognized a favorable adjustment of $22.5 million related to the previously disclosed legal matter In re Morning Song Bird Food Litigation in the “Income (loss) from discontinued operations, net of tax” line in the Condensed Consolidated Statements of Operations as a result of the final resolution of the previously disclosed settlement agreement. In addition, during the three and nine months ended June 29, 2019, we recognized insurance recoveries of $8.4 million and $13.4 million, respectively, related to this matter in the “Income (loss) from discontinued operations, net of tax” line in the Condensed Consolidated Statements of Operations. During the three and nine months ended June 30, 2018, we recognized a pre-tax charge of $65.0 million for a probable loss related to this matter in the “Income (loss) from discontinued operations, net of tax” line in the Condensed Consolidated Statements of Operations. Refer to “NOTE 12. CONTINGENCIES” for more information.
During the three and nine months ended June 29, 2019, we recognized favorable adjustments of zero and $0.4 million, respectively, related to the previously disclosed legal matter In re Scotts EZ Seed Litigation in the “Impairment, restructuring and other” line in the Condensed Consolidated Statements of Operations. During the three and nine months ended June 30, 2018, we recognized charges of zero and $10.2 million, respectively, for a probable loss related to this matter in the “Impairment, restructuring and other” line in the Condensed Consolidated Statements of Operations. Refer to “NOTE 12. CONTINGENCIES” for more information.
Other Income, net
Other income is comprised of activities outside our normal business operations, such as royalty income from the licensing of certain of our brand names, foreign exchange gains/losses and gains/losses from the disposition of non-inventory assets. Other income was $1.8 million and $1.9 million for the three months ended June 29, 2019 and June 30, 2018, respectively.
Other income was $0.1 million and $3.3 million for the nine months ended June 29, 2019 and June 30, 2018, respectively. The decrease was primarily due to losses on long-lived assets and a decrease in royalty income earned from Exponent related to its use of our brand names following the divestiture of the International Business. Refer to “NOTE 3. DISCONTINUED OPERATIONS” for more information regarding the divestiture of the International Business.
Income from Operations
Income from operations was $258.2 million for the three months ended June 29, 2019, an increase of 39.0% compared to $185.7 million for the three months ended June 30, 2018. Income from operations was $463.5 million for the nine months ended June 29, 2019, an increase of 33.9% compared to $346.1 million for the nine months ended June 30, 2018. For the three months ended June 29, 2019, the increase was driven by higher net sales, lower impairment, restructuring and other charges and an increase in gross profit rate, partially offset by higher SG&A. For the nine months ended June 29, 2019, the increase was driven by higher net sales and lower impairment, restructuring and other charges, partially offset by higher SG&A, a decrease in gross profit rate and decreased other income.
Equity in Income of Unconsolidated Affiliates
Equity in income of unconsolidated affiliates was zero and $1.1 million for the three months ended June 29, 2019 and June 30, 2018, respectively. Equity in income of unconsolidated affiliates was $3.3 million for the nine months ended June 29, 2019 and June 30, 2018. The decrease for the three months ended June 29, 2019 was attributable to the sale of our noncontrolling equity interest in an unconsolidated affiliate whose products support the professional U.S. industrial, turf and ornamental market (the “IT&O Joint Venture”) on April 1, 2019.
Interest Expense
Interest expense was $25.9 million for the three months ended June 29, 2019, an increase of 11.6% compared to $23.2 million for the three months ended June 30, 2018. The increase was driven by an increase in our weighted average interest rate of 70 basis points, partially offset by a decrease in average borrowings of $82.0 million. The increase in our weighted average interest rate was driven by higher borrowing rates. The decrease in average borrowings was driven by the application of the proceeds from the sale of our equity interests in the TruGreen Joint Venture (as defined below) and the IT&O Joint Venture to reduce our indebtedness.

Interest expense was $80.0 million for the nine months ended June 29, 2019, an increase of 25.8% compared to $63.6 million for the nine months ended June 30, 2018. The increase was driven by an increase in average borrowings of $279.1 million and an increase in our weighted average interest rate of 40 basis points. The increase in average borrowings was driven by recent acquisition activity and fiscal 2018 Common Share repurchase activity, partially offset by the application of the proceeds from the sale of our equity interests in the TruGreen Joint Venture (as defined below) and the IT&O Joint Venture to reduce our indebtedness. The increase in our weighted average interest rate was driven by higher borrowing rates.
Other Non-Operating (Income) Expense, net
Other non-operating (income) expense was $(5.1) million and $(2.6) million for the three months ended June 29, 2019 and June 30, 2018, respectively. Other non-operating (income) expense was $(268.2) million and $4.2 million for the nine months ended June 29, 2019 and June 30, 2018, respectively.
On March 19, 2019, we entered into an agreement under which we sold, to TruGreen Companies L.L.C., a subsidiary of TruGreen Holding Corporation, all of our approximately 30% equity interest in Outdoor Home Services Holdings LLC, a lawn services joint venture between the Company and TruGreen Holding Corporation (the “TruGreen Joint Venture”). Prior to this transaction, our net investment and advances with respect to the TruGreen Joint Venture had been reduced to a liability which resulted in an amount recorded in the “Distributions in excess of investment in unconsolidated affiliate” line in the Condensed Consolidated Balance Sheets. Under the terms of the agreement, we received cash proceeds of $234.2 million related to the sale of our equity interest in the TruGreen Joint Venture and $18.4 million related to the payoff of second lien term loan financing, which was previously recorded in the “Other assets” line in the Condensed Consolidated Balance Sheets. During the nine months ended June 29, 2019, we also received a distribution from the TruGreen Joint Venture intended to cover certain required tax payments of $3.5 million, which was classified as an investing activity in the Condensed Consolidated Statements of Cash Flows. During the three and nine months ended June 29, 2019, we recognized a pre-tax gain of zero and $259.8 million, respectively, related to this sale in the “Other non-operating (income) expense, net” line in the Condensed Consolidated Statements of Operations. The cash proceeds were applied to reduce our indebtedness. During the third quarter of fiscal 2019, we made cash tax payments of $75.2 million associated with this disposition and we expect to pay additional taxes of $25.0 million related to this disposition during the fourth quarter of fiscal 2019.
On April 1, 2019, we sold all of our noncontrolling equity interest in the IT&O Joint Venture for cash proceeds of $36.6 million. During the three and nine months ended June 29, 2019, we recognized a pre-tax gain of $2.9 million related to this sale in the “Other non-operating (income) expense, net” line in the Condensed Consolidated Statements of Operations. During the nine months ended June 29, 2019, we received a distribution of net earnings from the IT&O Joint Venture of $4.9 million, which was classified as an operating activity in the Condensed Consolidated Statements of Cash Flows.
During the second quarter of fiscal 2019, we recognized a charge of $2.5 million in the “Other non-operating (income) expense, net” line in the Condensed Consolidated Statements of Operations related to the write-off of accumulated foreign currency translation loss adjustments of a foreign subsidiary that was substantially liquidated as part of Project Catalyst. As a result of the enactment of H.R.1 (the “Act,” formerly known as the “Tax Cuts and Jobs Act”) on December 22, 2017, we repatriated cash from a foreign subsidiary during the second quarter of fiscal 2018 resulting in the liquidation of substantially all of the assets of the subsidiary and the write-off of accumulated foreign currency translation loss adjustments of $11.7 million within the “Other non-operating (income) expense, net” line in the Condensed Consolidated Statements of Operations.
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
The effective tax rates related to continuing operations for the nine months ended June 29, 2019 and June 30, 2018 were 24.8% and 8.3%, respectively. During the nine months ended June 30, 2018, we recognized a one-time $45.9 million net tax benefit adjustment reflecting the revaluation of our net deferred tax liability at the lower tax rate under the Act. In addition, as part of the Act, we recognized a one-time tax expense on deemed repatriated earnings and cash of foreign subsidiaries as required by the Act of $14.0 million, partially offset by the recognition and application of foreign tax credits associated with these foreign subsidiaries of $13.9 million.
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
Income from Continuing Operations
Income from continuing operations was $178.0 million, or $3.15 per diluted share, for the three months ended June 29, 2019 compared to $125.5 million, or $2.23 per diluted share, for the three months ended June 30, 2018. The increase was driven by higher net sales, an increase in gross profit rate, lower impairment, restructuring and other charges and an increase in other non-operating income, partially offset by higher SG&A, higher interest expense and an increase in income tax expense.
Diluted average common shares used in the diluted income per common share calculation were 56.6 million for the three months ended June 29, 2019 compared to 56.3 million for the three months ended June 30, 2018. The increase was primarily the result of the exercise and issuance of share-based compensation awards and the payment of a portion of the purchase price of Sunlight Supply in Common Shares, partially offset by Common Share repurchase activity during fiscal 2018.
Income from continuing operations was $492.3 million, or $8.78 per diluted share, for the nine months ended June 29, 2019 compared to $258.2 million, or $4.50 per diluted share, for the nine months ended June 30, 2018. The increase was driven by higher net sales, an increase in other non-operating income and lower impairment, restructuring and other charges, partially offset by a lower gross profit rate, higher SG&A, decreased other income, higher interest expense and an increase in income tax expense.
Diluted average common shares used in the diluted income per common share calculation were 56.1 million for the nine months ended June 29, 2019 compared to 57.4 million for the nine months ended June 30, 2018. The decrease was primarily the result of Common Share repurchase activity during fiscal 2018, partially offset by the exercise and issuance of share-based compensation awards and the payment of a portion of the purchase price of Sunlight Supply in Common Shares.
Income (Loss) from Discontinued Operations, net of tax
Income (loss) from discontinued operations, net of tax, was $23.6 million and $26.1 million for the three and nine months ended June 29, 2019, respectively, as compared to $(42.7) million and $(47.6) million for the three and nine months ended June 30, 2018, respectively.
During the three and nine months ended June 29, 2019, we recognized a favorable adjustment of $22.5 million as a result of the final resolution of the previously disclosed settlement agreement related to the In re Morning Song Bird Food Litigation legal matter. In addition, during the three and nine months ended June 29, 2019, we recognized insurance recoveries of $8.4 million and $13.4 million, respectively, related to this matter. During the three and nine months ended June 30, 2018, we recognized a pre-tax charge of $65.0 million for a probable loss related to this matter. Refer to “NOTE 12. CONTINGENCIES” for more information.
During the three and nine months ended June 30, 2018, we recognized $0.1 million and $1.6 million, respectively, in transaction related costs associated with the sale of the International Business. During the three and nine months ended June 30, 2018, we recorded an increase of $0.8 million and a decrease of $2.8 million, respectively, to the pre-tax gain on the sale of the International Business related to the resolution of the post-closing working capital adjustment obligation. Refer to “NOTE 3. DISCONTINUED OPERATIONS” for more information.
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

The following table sets forth net sales by segment for the periods indicated:

	THREE MONTHS ENDED		NINE MONTHS ENDED
	JUNE 29, 2019	JUNE 30, 2018	JUNE 29, 2019	JUNE 30, 2018
	(In millions)
U.S. Consumer	$889.1	$810.9	$2,019.5	$1,857.1
Hawthorne	176.3	74.2	461.1	192.8
Other	104.9	109.5	177.7	179.6
Consolidated	$1,170.3	$994.6	$2,658.3	$2,229.5
The following table sets forth Segment Profit (Loss) as well as a reconciliation to the most directly comparable GAAP measure:

	THREE MONTHS ENDED		NINE MONTHS ENDED
	JUNE 29, 2019	JUNE 30, 2018	JUNE 29, 2019	JUNE 30, 2018
	(In millions)
U.S. Consumer	$271.5	$243.1	$548.5	$491.4
Hawthorne	16.8	(3.6)	31.6	(6.6)
Other	13.2	13.1	13.0	10.6
Total Segment Profit (Non-GAAP)	301.5	252.6	593.1	495.4
Corporate	(34.4)	(29.2)	(96.7)	(87.8)
Intangible asset amortization	(8.4)	(7.3)	(25.2)	(21.0)
Impairment, restructuring and other	(0.5)	(30.4)	(7.7)	(40.5)
Equity in income of unconsolidated affiliates	—	1.1	3.3	3.3
Interest expense	(25.9)	(23.2)	(80.0)	(63.6)
Other non-operating income (expense), net	5.1	2.6	268.2	(4.2)
Income from continuing operations before income taxes (GAAP)	$237.4	$166.2	$655.0	$281.6
U.S. Consumer
U.S. Consumer segment net sales were $889.1 million in the third quarter of fiscal 2019, an increase of 9.6% from third quarter of fiscal 2018 net sales of $810.9 million; and were $2,019.5 million for the first nine months of fiscal 2019, an increase of 8.7% from the first nine months of fiscal 2018 net sales of $1,857.1 million. For the third quarter of fiscal 2019, the increase was driven by the favorable impacts of volume and pricing of 8.9% and 0.7%, respectively. For the nine months ended June 29, 2019, the increase was driven by the favorable impacts of volume and pricing of 6.9% and 1.9%, respectively. The increase in sales volume for the three and nine months ended June 29, 2019 was driven by increased sales of soils, mulch, grass seed and fertilizer products. During the three months ended June 29, 2019, Monsanto agreed to reimburse us for $20.0 million of additional expenses incurred and to be incurred for certain activities connected to the Restated Marketing Agreement and this payment was recognized in the “Net sales” line in the Condensed Consolidated Statements of Operations for the third quarter of fiscal 2019.
U.S. Consumer Segment Profit was $271.5 million in the third quarter of fiscal 2019, an increase of 11.7% from the third quarter of fiscal 2018 Segment Profit of $243.1 million; and was $548.5 million for the first nine months of fiscal 2019, an increase of 11.6% from the first nine months of fiscal 2018 Segment Profit of $491.4 million. For the three and nine months ended June 29, 2019, the increase was due to higher net sales and a higher gross profit rate, partially offset by higher SG&A.
Hawthorne
Hawthorne segment net sales were $176.3 million in the third quarter of fiscal 2019, an increase of 137.6% from third quarter of fiscal 2018 net sales of $74.2 million; and were $461.1 million for the first nine months of fiscal 2019, an increase of 139.2% from the first nine months of fiscal 2018 net sales of $192.8 million. For the third quarter of fiscal 2019, the increase was driven by the favorable impacts of acquisitions and volume of 92.1% and 46.7%, respectively, partially offset by the unfavorable impact of changes in foreign exchange rates of 1.9%. For the nine months ended June 29, 2019, the increase was driven by the favorable impacts of acquisitions and volume of 120.0% and 24.0%, respectively, partially offset by the unfavorable impacts of pricing and changes in foreign exchange rates of 2.3% and 2.5%, respectively.

Hawthorne Segment Profit was $16.8 million in the third quarter of fiscal 2019, as compared to the third quarter of fiscal 2018 Segment Loss of $3.6 million; and was $31.6 million for the first nine months of fiscal 2019, as compared to the first nine months of fiscal 2018 Segment Loss of $6.6 million. For the three months ended June 29, 2019, the increase was driven by higher net sales, cost savings and other synergies as a result of Project Catalyst activities. For the nine months ended June 29, 2019, the increase was driven by higher net sales, cost savings and other synergies as a result of Project Catalyst activities, partially offset by a lower gross profit rate.
Other
Other segment net sales were $104.9 million in the third quarter of fiscal 2019, a decrease of 4.2% from third quarter of fiscal 2018 net sales of $109.5 million; and were $177.7 million for the first nine months of fiscal 2019, a decrease of 1.1% from the first nine months of fiscal 2018 net sales of $179.6 million. For the third quarter of fiscal 2019, the decrease was driven by the unfavorable impacts of volume and foreign exchange rates of 4.1% and 2.9%, respectively, partially offset by the favorable impact of pricing of 2.8%. For the nine months ended June 29, 2019, the decrease was driven by the unfavorable impact of foreign exchange rates of 3.2%, partially offset by the favorable impact of pricing of 2.2%. The decrease in sales volume for the three months ended June 29, 2019 was driven by the closure of our business in Mexico.
Other Segment Profit was $13.2 million in the third quarter of fiscal 2019, an increase of 0.8% from third quarter of fiscal 2018 Segment Profit of $13.1 million. Other Segment Profit was $13.0 million for the first nine months of fiscal 2019, an increase of 22.6% from the first nine months of fiscal 2018 Segment Profit of $10.6 million. For the three months ended June 29, 2019, the increase was driven by a higher gross profit rate and higher other income, partially offset by higher SG&A. For the nine months ended June 29, 2019, the increase was driven by a higher gross profit rate, partially offset by lower other income.
Corporate
Corporate expenses were $34.4 million in the third quarter of fiscal 2019, an increase of 17.8% from third quarter of fiscal 2018 expenses of $29.2 million; and were $96.7 million for the first nine months of fiscal 2019, an increase of 10.1% from the first nine months of fiscal 2018 expenses of $87.8 million. For the three months ended June 29, 2019, the increase was driven by higher short-term variable cash incentive compensation expense, partially offset by an increase in the expected payout percentage on long-term performance-based awards during the three months ended June 30, 2018. For the nine months ended June 29, 2019, the increase was driven by higher short-term variable cash incentive compensation expense and a decrease in royalty income earned from Exponent related to its use of our brand names following our divestiture of the International Business, partially offset by an increase in the expected payout percentage on long-term performance-based awards during the nine months ended June 30, 2018. Refer to “NOTE 3. DISCONTINUED OPERATIONS” for more information regarding the divestiture of the International Business.
LIQUIDITY AND CAPITAL RESOURCES
Operating Activities
Cash used in operating activities totaled $77.7 million for the nine months ended June 29, 2019, an increase of $74.3 million as compared to cash used in operating activities of $3.4 million for the nine months ended June 30, 2018. This increase was driven by tax payments made in connection the sale of our equity interest in the TruGreen Joint Venture of $75.2 million, payments made in connection with litigation settlements of $55.2 million partially offset by insurance reimbursements of $13.4 million, timing of customer rebate payments, timing of inventory production, an increase in interest payments and higher SG&A, partially offset by increased net sales, lower short-term variable cash incentive payouts and a distribution of net earnings from our IT&O Joint Venture.
Investing Activities
Cash provided by investing activities totaled $263.5 million for the nine months ended June 29, 2019 as compared to cash used in investing activities of $562.3 million for the nine months ended June 30, 2018. During the nine months ended June 29, 2019, we sold our investment in the TruGreen Joint Venture for cash proceeds of $234.2 million related to the sale of the equity interest and $18.4 million related to the payoff of second lien term loan financing, and we sold our equity interest in the IT&O Joint Venture for cash proceeds of $36.6 million. Cash used for investments in property, plant and equipment during the first nine months of fiscal 2019 and 2018 was $28.8 million and $40.7 million, respectively. During the nine months ended June 29, 2019, we paid a post-closing net working capital adjustment obligation of $6.6 million related to the fiscal 2018 acquisition of Sunlight Supply and we received cash of $3.6 million associated with currency forward contracts. During the nine months ended June 30, 2018, we completed the acquisitions of Sunlight Supply and Can-Filters which included cash payments of $492.9 million, paid the post-closing working capital adjustment obligation of $35.3 million related to the sale of the International Business, received cash of $10.7 million associated with currency forward contracts and made a loan to unconsolidated affiliates of $5.3 million.

Financing Activities
Cash used in financing activities totaled $182.9 million for the nine months ended June 29, 2019 as compared to cash provided by financing activities of $475.8 million for the nine months ended June 30, 2018. This change was the result of a decrease in net borrowings under our Fifth A&R Credit Facilities of $1,038.5 million driven by proceeds from the sale of our equity interests in the TruGreen Joint Venture and the IT&O Joint Venture that were used to reduce our indebtedness, the fiscal 2018 acquisitions of Sunlight Supply and Can-Filters, a decrease in repurchases of our Common Shares of $310.6 million and a cash outflow of $69.2 million related to the acquisition of the remaining 25% noncontrolling interest in Gavita during the nine months ended June 30, 2018.
Cash and Cash Equivalents
Our cash and cash equivalents were held in cash depository accounts with major financial institutions around the world or invested in high-quality, short-term liquid investments having original maturities of three months or less. The cash and cash equivalents balances of $36.4 million, $29.6 million and $33.9 million as of June 29, 2019, June 30, 2018 and September 30, 2018, respectively, included $24.0 million, $13.5 million and $17.7 million, respectively, held by controlled foreign corporations. As of June 29, 2019, and after consideration of the one-time transition tax on deemed repatriation of foreign earnings, we have no material unremitted earnings of foreign subsidiaries. However, we maintain our assertions of indefinite reinvestment of the earnings of all material foreign subsidiaries with the exception of the earnings of Scotts Luxembourg Sarl and O.M. Scott International Investments, Ltd., which are generally taxed on a current basis under “Subpart F” of the Code which prevents deferral of recognition of U.S. taxable income through the use of foreign entities.
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
At June 29, 2019, we had letters of credit outstanding in the aggregate principal amount of $20.8 million, and $1,278.8 million of borrowing availability under the Fifth A&R Credit Agreement. The weighted average interest rates on average borrowings under the Fifth A&R Credit Agreement and the former credit agreement were 4.6% and 4.0% for the nine months ended June 29, 2019 and June 30, 2018, respectively.
The Fifth A&R Credit Agreement contains, among other obligations, an affirmative covenant regarding our leverage ratio on the last day of each quarter calculated as average total indebtedness, divided by our earnings before interest, taxes, depreciation and amortization (“EBITDA”), as adjusted pursuant to the terms of the Fifth A&R Credit Agreement (“Adjusted EBITDA”). The maximum leverage ratio is: (i) 5.00 for the third quarter of fiscal 2019 through the first quarter of fiscal 2020, (ii) 4.75 for the second quarter of fiscal 2020 through the fourth quarter of fiscal 2020 and (iii) 4.50 for the first quarter of fiscal 2021 and thereafter. Our leverage ratio was 3.68 at June 29, 2019. The Fifth A&R Credit Agreement also contains an affirmative covenant regarding our interest coverage ratio determined as of the end of each of the Company’s fiscal quarters. The interest coverage ratio is calculated as Adjusted EBITDA divided by interest expense, as described in the Fifth A&R Credit Agreement, and excludes costs related to refinancings. The minimum interest coverage ratio was 3.00 for the twelve months ended June 29, 2019. Our interest coverage ratio was 5.94 for the twelve months ended June 29, 2019. The Fifth A&R Credit Agreement allows us to make unlimited restricted payments (as defined in the Fifth A&R Credit Agreement), including dividend payments and Common Share repurchases, as long as the leverage ratio resulting from the making of such restricted payments is 4.00 or less. Otherwise we may make further restricted payments in an aggregate amount for each fiscal year not to exceed the amount set forth in the Fifth A&R Credit Agreement for such fiscal year ($200.0 million for fiscal 2019 and $225.0 million for fiscal 2020 and thereafter).
Under the Master Repurchase Agreement (including the annexes thereto, the “Repurchase Agreement”) and a Master Framework Agreement (the “Framework Agreement” and, together with the Repurchase Agreement, the “Receivables Facility”), as amended, we may sell a portfolio of available and eligible outstanding customer accounts receivable to the purchasers and simultaneously agree to repurchase the receivables on a weekly basis. We account for the sale of receivables under the Receivables Facility as short-term debt and continue to carry the receivables on our Condensed Consolidated Balance Sheets, primarily as a result of our requirement to repurchase receivables sold. As of June 29, 2019 and June 30, 2018, there were $316.0 million and $285.0 million, respectively, in borrowings on receivables pledged as collateral under the Receivables Facility, and the carrying value of the receivables pledged as collateral was $351.1 million and $316.7 million, respectively. As of June 29, 2019 and June 30, 2018, there was $10.8 million and $0.7 million, respectively, of availability under the Receivables Facility.
We continue to monitor our compliance with the leverage ratio, interest coverage ratio and other covenants contained in the Fifth A&R Credit Agreement and, based upon our current operating assumptions, we expect to remain in compliance with the permissible leverage ratio and interest coverage ratio throughout fiscal 2019. However, an unanticipated shortfall in earnings, an increase in net indebtedness or other factors could materially affect our ability to remain in compliance with the financial or other covenants of our credit agreement, potentially causing us to have to seek an amendment or waiver from our lending group which could result in the repricing of our credit facilities. While we believe we have good relationships with our lending group, we can provide no assurance that such a request would result in a modified or replacement credit agreement on reasonable terms, if at all.
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
Contractual Obligations
There have been no material changes outside of the ordinary course of business in our outstanding contractual obligations since the end of fiscal 2018 and through June 29, 2019.
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
With the participation of the principal executive officer and principal financial officer of the Registrant, the Registrant’s management has evaluated the effectiveness of the Registrant’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the fiscal quarter covered by this

Quarterly Report on Form 10-Q. Based upon that evaluation, the Registrant’s principal executive officer and principal financial officer have concluded that the Registrant’s disclosure controls and procedures were effective as of June 29, 2019.
Changes in Internal Control Over Financial Reporting
In addition, there were no changes in the Registrant’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during the Registrant’s fiscal quarter ended June 29, 2019 that have materially affected, or are reasonably likely to materially affect, the Registrant’s internal control over financial reporting.
PART II—OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS
In connection with the sale of wild bird food products that were the subject of a voluntary recall in 2008, the Company, along with its Chief Executive Officer, have been named as defendants in four actions filed on and after June 27, 2012, which have been consolidated, and, on March 31, 2017, certified as a class action in the United States District Court for the Southern District of California as In re Morning Song Bird Food Litigation, Lead Case No. 3:12-cv-01592-JAH-AGS. The plaintiffs allege various statutory and common law claims associated with the Company’s sale of wild bird food products and a plea agreement entered into in previously pending government proceedings associated with such sales. The plaintiffs allege, among other things, a class action on behalf of all persons and entities in the United States who purchased certain bird food products. The plaintiffs assert: (i) hundreds of millions of dollars in monetary damages (actual, compensatory, consequential, and restitution); (ii) punitive and treble damages; (iii) injunctive and declaratory relief; (iv) pre-judgment and post-judgment interest; and (v) costs and attorneys’ fees. The Company and its Chief Executive Officer dispute the plaintiffs’ assertions and have vigorously defended the consolidated action. The parties reached an agreement to settle this matter, which the parties memorialized in a settlement agreement submitted to the Court for approval on December 7, 2018. On January 31, 2019, the Court preliminarily approved the settlement, and on June 11, 2019, the Court granted final approval of the settlement.  The settlement became effective on July 12, 2019. During the second quarter of fiscal 2019, the Company paid $42.5 million to the settlement fund in accordance with the settlement agreement and will make the final payment of $20.0 million during the fourth quarter of fiscal 2019. At June 29, 2019, June 30, 2018 and September 30, 2018, $20.0 million, $65.0 million and $85.0 million, respectively, was accrued for a probable loss related to this matter in the “Other current liabilities” line in the Condensed Consolidated Balance Sheets. During the three and nine months ended June 29, 2019, the Company recognized a favorable adjustment of $22.5 million in the “Income (loss) from discontinued operations, net of tax” line in the Condensed Consolidated Statements of Operations as a result of the final resolution of the previously disclosed settlement agreement. In addition, during the three and nine months ended June 29, 2019, the Company recognized insurance recoveries of $8.4 million and $13.4 million, respectively, related to this matter in the “Income (loss) from discontinued operations, net of tax” line in the Condensed Consolidated Statements of Operations
ITEM 1A. RISK FACTORS
The Company’s risk factors, as of June 29, 2019, have not changed materially from those described in “ITEM IA. RISK FACTORS” in the 2018 Annual Report.

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
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The payment of future dividends, if any, on the Common Shares will be determined by the Board of Directors in light of conditions then existing, including the Company’s earnings, financial condition and capital requirements, restrictions in financing agreements, business conditions and other factors. The Fifth A&R Credit Agreement allows the Company to make unlimited restricted payments (as defined in the Fifth A&R Credit Agreement), including dividend payments and Common Share repurchases, as long as the leverage ratio resulting from the making of such restricted payments is 4.00 or less. Otherwise the Company may make further restricted payments in an aggregate amount for each fiscal year not to exceed the amount set forth in the Fifth A&R Credit Agreement for such fiscal year ($200.0 million for fiscal 2019 and $225.0 million for fiscal 2020 and thereafter). The Company’s leverage ratio was 3.68 at June 29, 2019.

(a) Issuer Purchases of Equity Securities

The following table shows the purchases of Common Shares made by or on behalf of Scotts Miracle-Gro or any “affiliated purchaser” (as defined in Rule 10b-18(a)(3) under the Securities Exchange Act of 1934, as amended) of Scotts Miracle-Gro for each of the three fiscal months in the quarter ended June 29, 2019:

Period	Total Number of Common Shares Purchased(1)	Average Price Paid per Common Share(2)	Total Number of Common Shares Purchased as Part of Publicly Announced Plans or Programs(3)	Approximate Dollar Value of Common Shares That May Yet be Purchased Under the Plans or Programs(3)
March 31, 2019 through April 27, 2019	1,155	$83.61	—	$285,432,143
April 28, 2019 through May 25, 2019	14	$90.36	—	$285,432,143
May 26, 2019 through June 29, 2019	2,992	$93.58	—	$285,432,143
Total	4,161	$90.80	—

(1)
All of the Common Shares purchased during the third fiscal quarter of 2019 were purchased in open market transactions. The total number of Common Shares purchased during this quarter includes 4,161 Common Shares purchased by the trustee of the rabbi trust established by the Company as permitted pursuant to the terms of The Scotts Company LLC Executive Retirement Plan (the “ERP”).

(2)	The average price paid per Common Share is calculated on a settlement basis and includes commissions.

(3)
In August 2014, the Scotts Miracle-Gro Board of Directors authorized the repurchase of up to $500.0 million of Common Shares over a five-year period (effective November 1, 2014 through September 30, 2019). On August 3, 2016, Scotts Miracle-Gro announced that its Board of Directors authorized a $500.0 million increase to the share repurchase authorization ending on September 30, 2019. On August 2, 2019, the Scotts Miracle-Gro Board of Directors authorized an extension of the current share repurchase authorization through March 28, 2020. The amended authorization allows for repurchases of Common Shares of up to an aggregate amount of $1.0 billion through March 28, 2020. The dollar amounts indicated reflect the remaining amounts that were available for repurchase under the authorized repurchase program.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4. MINE SAFETY DISCLOSURES
Not Applicable.
ITEM 5. OTHER INFORMATION
Not Applicable.

ITEM 6. EXHIBITS
See Index to Exhibits at page 61 for a list of the exhibits included herewith.

THE SCOTTS MIRACLE-GRO COMPANY
QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED JUNE 29, 2019

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

THE SCOTTS MIRACLE-GRO COMPANY

Date: August 7, 2019	/s/ THOMAS RANDAL COLEMAN
Printed Name: Thomas Randal Coleman
Title: Executive Vice President and Chief Financial Officer