Form 10-K
period 2019-09-30
SCOTTS MIRACLE-GRO CO
filed 2019-11-27
CIK 825542

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_____________________________________
Form 10-K
_________________________________
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended September 30, 2019
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission file number 001-11593
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
(937) 644-0011
Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol(s)	Name of Each Exchange on Which Registered
Common Shares, $0.01 stated value	SMG	NYSE
Securities registered pursuant to Section 12(g) of the Act:
None
______________________________________________________________
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☑    No  ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☑
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☑    No  ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☑    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☑	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☐
		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.         ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☑
The aggregate market value of Common Shares (the only common equity of the registrant) held by non-affiliates (for this purpose, executive officers and directors of the registrant are considered affiliates) as of March 29, 2019 (the last business day of the most recently completed second quarter) was approximately $3,085,305,949.
There were 55,819,060 Common Shares of the registrant outstanding as of November 22, 2019.
______________________________________________________________
DOCUMENTS INCORPORATED BY REFERENCE:
Portions of the definitive Proxy Statement for the registrant’s 2020 Annual Meeting of Shareholders are incorporated by reference into Part III of this Annual Report on Form 10-K. Such Proxy Statement will be filed with the Securities and Exchange Commission within 120 days of the registrant’s fiscal year ended September 30, 2019.

The Scotts Miracle-Gro Company
Annual Report on Form 10-K
For the Fiscal Year Ended September 30, 2019

PART I

ITEM 1.	BUSINESS
Company Description and Development of the Business
The discussion below describes the business conducted by The Scotts Miracle-Gro Company, an Ohio corporation (“Scotts Miracle-Gro” and, together with its subsidiaries, the “Company,” “we” or “us”), including general developments in the Company’s business during the fiscal year ended September 30, 2019 (“fiscal 2019”). For additional information on recent business developments, see “ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS” of this Annual Report on Form 10-K.
We are the leading manufacturer and marketer of branded consumer lawn and garden products in North America. Our products are marketed under some of the most recognized brand names in the industry. Our key consumer lawn and garden brands include Scotts® and Turf Builder® lawn and grass seed products; Miracle-Gro®, Nature’s Care®, Scotts®, LiquaFeed® and Osmocote®1 gardening and landscape products; and Ortho®, Roundup®2, Home Defense® and Tomcat® branded insect control, weed control and rodent control products. We are the exclusive agent of the Monsanto Company, a subsidiary of Bayer AG since June 2018 (“Monsanto”), for the marketing and distribution of certain of Monsanto’s consumer Roundup® branded products within the United States and certain other specified countries. We have a presence in similar branded consumer products in China and Latin America.
Through our Hawthorne segment, we are a leading manufacturer, marketer and distributor of nutrients, growing media, advanced indoor garden, lighting and ventilation systems and accessories for hydroponic gardening. Our key hydroponic gardening brands include General Hydroponics®, Gavita®, Botanicare®, Vermicrop®, Agrolux®, Can-Filters® and AeroGardenTM. On June 4, 2018, our Hawthorne segment acquired substantially all of the assets and certain liabilities of Sunlight Supply, Inc., Sunlight Garden Supply, Inc., Sunlight Garden Supply, ULC, and IP Holdings, LLC, and all of the issued and outstanding equity interests of Columbia River Industrial Holdings, LLC (collectively “Sunlight Supply”). Prior to the transaction, Sunlight Supply was the largest distributor of hydroponic products in the United States, and was engaged in the business of developing, manufacturing, marketing and distributing horticultural, organics, lighting and hydroponics products (including lighting fixtures, nutrients, seeds and growing media, systems, trays, fans, filters, humidifiers and dehumidifiers, timers, instruments, water pumps, irrigation supplies and hand tools) under key brands including Sun System®, Gro Pro®, Mother Earth®, Hurricane® and Grower’s Edge®. See “Acquisitions” for further discussion.
Scotts Miracle-Gro traces its heritage to a company founded by O.M. Scott in Marysville, Ohio in 1868. In the mid-1900s, we became widely known for the development of quality lawn fertilizers and grass seeds that led to the creation of a new industry - consumer lawn care. In the 1990s, we significantly expanded our product offering with three powerful leading brands in the U.S. home lawn and garden industry. In fiscal 1995, through a merger with Stern’s Miracle-Gro Products, Inc., which was founded by Horace Hagedorn and Otto Stern in Long Island, New York in 1951, we acquired the Miracle-Gro® brand, the industry leader in water-soluble garden plant foods. In fiscal 1999, we acquired the Ortho® brand in the United States and obtained exclusive rights to market Monsanto’s consumer Roundup® brand within the United States and other contractually specified countries, thereby adding industry-leading weed, pest and disease control products to our portfolio. Today, Scotts®, Turf Builder®, Miracle-Gro®, Ortho® and Roundup® brands make us one of the most widely recognized companies in the consumer lawn and garden industry in the United States.
Business Segments
We divide our business into the following reportable segments:

•	U.S. Consumer

•	Hawthorne

•	Other
U.S. Consumer consists of our consumer lawn and garden business located in the geographic United States. Hawthorne consists of our indoor, urban and hydroponic gardening business. Other consists of our consumer lawn and garden business in geographies other than the United States and our product sales to commercial nurseries, greenhouses and other professional customers. In addition, Corporate consists of general and administrative expenses and certain other income and expense items not allocated to the business segments. This division of reportable segments is consistent with how the segments report to and

________________________
[1] Osmocote® is a registered trademark of Everris International B.V., a subsidiary of Israel Chemicals Ltd.
[2] Roundup® is a registered trademark of Monsanto Technology LLC, a company affiliated with Monsanto Company.

are managed by our Chief Executive Officer (the chief operating decision maker of the Company). Financial information about these segments for each of the three fiscal years ended September 30, 2019, 2018 and 2017 is presented in “NOTE 21. SEGMENT INFORMATION” of the Notes to Consolidated Financial Statements included in this Annual Report on Form 10-K.
Principal Products and Services
In our reportable segments, we manufacture, market and sell lawn and garden products in the following categories:
Lawn Care: The lawn care category is designed to help users obtain and enjoy the lawn they want. Products within this category include lawn fertilizer products under the Scotts® and Turf Builder® brand names; grass seed products under the Scotts®, Turf Builder®, EZ Seed®, PatchMaster® and Thick’R Lawn® brand and sub-brand names; and lawn-related weed, pest and disease control products primarily under the Scotts® brand name, including sub-brands such as GrubEx®. The lawn care category also includes spreaders and other durables under the Scotts® brand name, including Turf Builder® EdgeGuard® spreaders and Handy Green® II handheld spreaders. In addition, we market outdoor cleaners under the Scotts® OxiCleanTM3 brand name.
Gardening and Landscape: The gardening and landscape category is designed to help consumers grow and enjoy flower and vegetable gardens and beautify landscaped areas. Products within this category include a complete line of water-soluble plant foods under the Miracle-Gro® brand and sub-brands such as LiquaFeed®, continuous-release plant foods under the Miracle-Gro®, Scotts® and Osmocote® brands and sub-brands of Miracle-Gro® such as Shake ‘N Feed®; potting mixes and garden soils under the Miracle-Gro®, Scotts®, Hyponex®, Earthgro®, SuperSoil® and Fafard® brand names; mulch and decorative groundcover products under the Scotts® brand, including the sub-brands Nature Scapes®, Earthgro® and Hyponex®; plant-related pest and disease control products under the Ortho® brand; organic garden products under the Miracle-Gro® Performance Organics®, Miracle-Gro® Organic Choice®, Nature’s Care®, Scotts®, Whitney Farms® and EcoScraps® brand names; and live goods and seeding solutions under the Miracle-Gro® brand. In the second quarter of fiscal 2016, we entered into a Marketing, R&D and Ancillary Services Agreement (the “Services Agreement”) and a Term Loan Agreement (the “Term Loan Agreement”) with Bonnie Plants, Inc. (“Bonnie”) and its sole shareholder, Alabama Farmers Cooperative, Inc. (“AFC”), pursuant to which we provide financing and certain services to Bonnie’s business of planting, growing, developing, manufacturing, distributing, marketing, and selling to retail stores throughout the United States live plants, plant food, fertilizer and potting soil (the “Bonnie Business”). See “Acquisitions” for further discussion.
Hydroponics: The hydroponic category is designed to help customers grow plants, flowers and vegetables in an indoor or urban environment using little or no soil. Products within this category include horticultural, organic, lighting and hydroponics products, including lighting fixtures, nutrients, seeds and growing media, systems, trays, fans, filters, humidifiers and dehumidifiers, timers, instruments, water pumps, irrigation supplies and hand tools, and are marketed under the General Hydroponics®, Gavita®, Botanicare®, Vermicrop®, Agrolux®, Can-Filters®, Sun System®, Gro Pro®, Mother Earth®, Hurricane®, Grower’s Edge® and AeroGardenTM brand names.
Controls: The controls category is designed to help consumers protect their homes from pests and maintain external home areas. Insect control products are marketed under the Ortho® brand name, including Ortho Max®, Home Defense Max® and Bug B Gon Max® sub-brands; rodent control products are marketed under the Tomcat® and Ortho® brands; selective weed control products are marketed under the Ortho® Weed B Gon® sub-brand; and non-selective weed killer products are marketed under the Groundclear® brand name.
Marketing Agreement: We are Monsanto’s exclusive agent for the marketing and distribution of certain of Monsanto’s consumer Roundup® branded products in the United States and certain other specified countries. On May 15, 2015, we entered into an amendment (the “Marketing Agreement Amendment”) to the Amended and Restated Exclusive Agency and Marketing Agreement (as amended, the “Original Marketing Agreement”) with Monsanto and also entered into a lawn and garden brand extension agreement (the “Brand Extension Agreement”) and a commercialization and technology agreement (the “Commercialization and Technology Agreement”) with Monsanto. On August 31, 2017, in connection with the sale of our consumer lawn and garden businesses located in Australia, Austria, Belgium, Luxembourg, Czech Republic, France, Germany, Poland and the United Kingdom (the “International Business”), we entered into the Second Amended and Restated Agency and Marketing Agreement (the “Restated Marketing Agreement”) and the Amended and Restated Lawn and Garden Brand Extension Agreement - Americas (the “Restated Brand Extension Agreement”) to reflect the Company’s transfer and assignment to Exponent Private Equity LLP (“Exponent”) of the Company’s rights and responsibilities under the Original Marketing Agreement, as amended, and the Brand Extension Agreement relating to those countries and territories subject to the sale.

________________________
[3] OxiCleanTM is a registered trademark of Church & Dwight Co., Inc.

Effective August 1, 2019, we entered into (i) the Third Amended and Restated Exclusive Agency and Marketing Agreement (the “Third Restated Agreement”) which amends and restates the Restated Marketing Agreement, (ii) a Brand Extension Agreement Asset Purchase Agreement (the “BEA Purchase Agreement”) under which we sold certain assets to Monsanto related to the development, manufacture, production, advertising, marketing, promotion, distribution, importation, exportation, offer for sale and sale of specified Roundup® branded products sold outside the non-selective weedkiller category within the residential lawn and garden market and (iii) agreements terminating both the Restated Brand Extension Agreement and the Commercialization and Technology Agreement.
Under the terms of the Third Restated Agreement, we provide certain consumer and trade marketing program services, sales, merchandising, warehousing and other selling and marketing support for these products. Among other things, the Third Restated Agreement amends the provisions of the Restated Marketing Agreement relating to commissions, contributions, noncompetition, and termination. The Company also performs other services on behalf of Monsanto, including manufacturing conversion services, pursuant to ancillary agreements. For additional details regarding the Third Restated Agreement, see “ITEM 1A. RISK FACTORS — In the event the Third Restated Agreement for Monsanto’s consumer Roundup® products terminates or Monsanto’s consumer Roundup® business materially declines, we would lose a substantial source of future earnings and overhead expense absorption” of this Annual Report on Form 10-K and “NOTE 7. MARKETING AGREEMENT” of the Notes to Consolidated Financial Statements included in this Annual Report on Form 10-K.
Acquisitions
2018
On October 2, 2017, our Hawthorne segment acquired the remaining 25% noncontrolling interest in Gavita Holdings B.V., and its subsidiaries (collectively, “Gavita”), including Agrolux Holding B.V. (now known as Hawthorne Lighting B.V.), and its subsidiaries (collectively, “Agrolux”), for $69.2 million, plus payment of contingent consideration of $3.0 million.
On October 11, 2017, our Hawthorne segment completed the acquisition of substantially all of the U.S. and Canadian assets of Can-Filters Group Inc. (“Can-Filters”) for $74.1 million. Based in British Columbia, Can-Filters is a wholesaler of ventilation products for indoor and hydroponic gardening and industrial market customers.
On June 4, 2018, our Hawthorne segment acquired Sunlight Supply for $459.1 million. Sunlight Supply, based in Vancouver, Washington, is a leading developer, manufacturer, marketer and distributer of horticultural, organics, lighting, and hydroponics products. Prior to the transaction, Sunlight Supply served as a non-exclusive distributor of our products.
2017
On October 3, 2016, our Hawthorne segment completed the acquisition of American Agritech, L.L.C., d/b/a Botanicare (“Botanicare”), an Arizona-based leading producer of plant nutrients, plant supplements and growing systems used for hydroponic gardening, for $92.6 million.
On November 29, 2016, our wholly-owned subsidiary SMG Growing Media, Inc. fully exercised its outstanding warrants to acquire additional shares of common stock of AeroGrow International, Inc. (“AeroGrow”) for $8.1 million, which increased our percentage ownership of AeroGrow’s outstanding shares of common stock (on a fully diluted basis) from 45% to 80%. AeroGrow is a developer, marketer, direct-seller, and wholesaler of advanced indoor garden systems designed for consumer use in gardening, and home and office décor markets. AeroGrow operates primarily in the United States, Canada, Australia and select countries in Europe and Asia.
During the first quarter of fiscal 2017, our U.S. Consumer segment also completed two acquisitions of companies whose products support water positive landscapes and internet-enabled technology for an aggregate purchase price of $3.2 million.
On May 26, 2017, our majority-owned subsidiary Gavita completed the acquisition of Agrolux for $21.8 million. Agrolux, based in the Netherlands, is a worldwide supplier of horticultural lighting.
During the third quarter of fiscal 2017, our Hawthorne segment also completed the acquisition of a company focused on the technology supporting hydroponic growing systems for $3.5 million.
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
On May 26, 2016, our Hawthorne segment acquired majority control and a 75% economic interest in Gavita, a Netherlands-based leading producer and marketer of indoor lighting used in the greenhouse and hydroponic markets, predominately in the United States and Europe, for $136.2 million. Gavita’s former ownership group initially retained a 25% noncontrolling interest in Gavita consisting of ownership of 5% of the outstanding shares of Gavita and a loan with interest payable based on distributions by Gavita.
In the third quarter of fiscal 2016, our Other segment completed an acquisition to expand our Canadian growing media operations for an estimated purchase price of $33.9 million, which was adjusted down by $4.3 million during fiscal 2017 based on the resolution of contingent consideration.
2015
On March 30, 2015, our Hawthorne segment acquired the assets of General Hydroponics, Inc. (“General Hydroponics”) and Bio-Organic Solutions, Inc. (“Vermicrop”), leading producers of liquid plant food products, growing media and accessories for hydroponic gardening, for $120.0 million and $15.0 million, respectively. The Vermicrop purchase price was paid in common shares of Scotts Miracle-Gro (“Common Shares”) based on the average share price at the time of payment.
On May 15, 2015, we amended our Original Marketing Agreement with Monsanto and entered into a lawn and garden brand extension agreement, and a commercialization and technology agreement with Monsanto gaining certain rights and protections pursuant to the agreements. We paid Monsanto $300.0 million in consideration for these agreements on August 14, 2015.
Divestitures
On March 19, 2019, we sold all of our approximately 30% equity interest in Outdoor Home Services Holdings LLC, a lawn services joint venture between the Company and TruGreen Holding Corporation (the “TruGreen Joint Venture”) to TruGreen Companies L.L.C., a subsidiary of TruGreen Holding Corporation. Prior to this transaction, our net investment and advances with respect to the TruGreen Joint Venture had been reduced to a liability which resulted in an amount recorded in the “Distributions in excess of investment in unconsolidated affiliate” line in the Consolidated Balance Sheets of $21.9 million at September 30, 2018. In connection with this transaction, we received cash proceeds of $234.2 million related to the sale of our equity interest in the TruGreen Joint Venture and $18.4 million related to the payoff of second lien term loan financing.
On April 1, 2019, we sold all of our noncontrolling equity interest in the IT&O Joint Venture for cash proceeds of $36.6 million.
On April 29, 2017, we received a binding and irrevocable offer (the “Offer”) from Exponent to purchase the International Business for approximately $250.0 million (subject to potential adjustment following closing in respect of the actual financial position at closing) and a deferred payment amount of up to $23.8 million. On July 5, 2017, we accepted the Offer and entered into the Share and Business Sale Agreement contemplated by the Offer. On August 31, 2017, we completed the sale of the International Business for cash proceeds of $150.6 million at closing, which was net of a closing statement adjustment for expected financial position at closing and net of seller financing provided by us of $29.7 million.
On April 13, 2016, we contributed the Scotts LawnService® business (the “SLS Business”) to the TruGreen Joint Venture in exchange for a minority equity interest of approximately 30% in the TruGreen Joint Venture, which had an initial fair value of $294.0 million, and received a tax-deferred cash distribution of $196.2 million, partially offset by an investment of $18.0 million in second lien term loan financing provided by us to the TruGreen Joint Venture.
Where required, we have classified our results of operations for all periods presented in this Annual Report on Form 10-K to reflect these businesses as discontinued operations during the applicable periods. See “NOTE 3. DISCONTINUED OPERATIONS” of the Notes to Consolidated Financial Statements included in this Annual Report on Form 10-K for additional information.
Principal Markets and Methods of Distribution
We sell our products primarily to home centers, mass merchandisers, warehouse clubs, large hardware chains, independent hardware stores, nurseries, garden centers, e-commerce platforms, food and drug stores, indoor gardening and hydroponic product distributors, retailers and growers through both a direct sales force and our network of brokers and distributors. In addition, during fiscal 2019, we employed approximately 2,100 full-time and seasonal in-store associates within the United States to help our retail partners merchandise their lawn and garden departments directly to consumers of our products.

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
Raw Materials
We purchase raw materials for our products from various sources. We are subject to market risk as a result of the fluctuating prices of raw materials, including urea and other fertilizer inputs, resins, diesel, gasoline, natural gas, sphagnum peat, bark and grass seed. Our objectives surrounding the procurement of these materials are to ensure continuous supply, minimize costs and improve predictability. We seek to achieve these objectives through negotiation of contracts with favorable terms directly with vendors. When appropriate, we commit to purchase a certain percentage of our needs in advance of the lawn and garden season to secure pre-determined prices. We also hedge certain commodities, particularly diesel, resin and urea, to improve cost predictability and control. Sufficient raw materials were available during fiscal 2019.
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
Significant Customers
Our three largest customers are Home Depot, Lowe’s and Walmart. Home Depot and Lowe’s are the only customers that individually represent more than 10% of reported consolidated net sales during any of the three most recent fiscal years. For additional details regarding significant customers, see “ITEM 1A. RISK FACTORS — Because of the concentration of our sales to a small number of retail customers, the loss of one or more of, or a significant reduction in orders from, our top customers could adversely affect our financial results” of this Annual Report on Form 10-K and “NOTE 21.  SEGMENT INFORMATION” of the Notes to Consolidated Financial Statements included in this Annual Report on Form 10-K.
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
Research and Development
We continually invest in research and development, both in the laboratory and at the consumer level, to improve our products, manufacturing processes, packaging and delivery systems. Spending on research and development was $39.6 million, $42.5 million and $39.9 million in fiscal 2019, fiscal 2018 and fiscal 2017, respectively, including product registration costs of $11.0 million, $11.4 million and $10.6 million, respectively. In addition to the benefits of our own research and development, we actively seek ways to leverage the research and development activities of our suppliers and other business partners.
Regulatory Considerations
Local, state, federal and foreign laws and regulations affect the manufacture, sale, distribution and application of our products in several ways. For example, in the United States, all pesticide products must comply with the Federal Insecticide, Fungicide, and Rodenticide Act (“FIFRA”), and most require registration with the U.S. Environmental Protection Agency (the “U.S. EPA”) and similar state agencies before they can be sold or distributed. Fertilizer and growing media products are subject to state and foreign labeling regulations. In addition to the regulations already described, federal, state and foreign agencies regulate the disposal, transport, handling and storage of waste, remediation of contaminated sites, air and water discharges from our facilities, and workplace health and safety. Our grass seed products are regulated by the Federal Seed Act and various state regulations.
In addition, the use of certain pesticide and fertilizer products is regulated by various local, state, federal and foreign environmental and public health agencies. These regulations may include requirements that only certified or professional users apply the product or that certain products be used only on certain types of locations (such as “not for use on sod farms or golf courses”), may require users to post notices on properties to which products have been or will be applied, may require notification to individuals in the vicinity that products will be applied in the future or may ban the use of certain ingredients or categories of products altogether.
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
Regulatory Matters
We are subject to various environmental proceedings, the majority of which are for site remediation. At September 30, 2019, $3.9 million was accrued for such environmental matters. During fiscal 2019, fiscal 2018 and fiscal 2017, we expensed $1.4 million, $1.6 million and $1.1 million, respectively, for such environmental matters. We had no material capital expenditures during the last three fiscal years related to environmental or regulatory matters.
Employees
As of September 30, 2019, we employed approximately 5,600 employees. During peak sales and production periods, we employed approximately 6,100 employees, including seasonal and temporary labor.
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
Cautionary Note Regarding Forward-Looking Statements
This Annual Report on Form 10-K, including the exhibits hereto and the information incorporated by reference herein, as well as our 2019 Annual Report to Shareholders (our “2019 Annual Report”), contain “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which are subject to risks and uncertainties. Information regarding activities, events and developments that we expect or anticipate will or may occur in the future, including, but not limited to, information relating to our future growth and profitability targets and strategies designed to increase total shareholder value, are forward-looking statements based on management’s estimates, assumptions and projections. Forward-looking statements also include, but are not limited to, statements regarding our future economic and financial condition and results of operations, the plans and objectives of management and our assumptions regarding our performance and such plans and objectives, as well as the amount and timing of repurchases of our Common Shares or other uses of cash flows. Forward-looking statements generally can be identified through the use of words such as “guidance,” “outlook,” “projected,” “believe,” “target,” “predict,” “estimate,” “forecast,” “strategy,” “may,” “goal,” “expect,” “anticipate,” “intend,” “plan,” “foresee,” “likely,” “will,” “should” and other similar words and variations.
Forward-looking statements contained in this Annual Report on Form 10-K and our 2019 Annual Report are predictions only and actual results could differ materially from management’s expectations due to a variety of factors, including those described below. All forward-looking statements attributable to us or persons working on our behalf are expressly qualified in their entirety by such risk factors.
The forward-looking statements that we make in this Annual Report on Form 10-K and our 2019 Annual Report are based on management’s current views and assumptions regarding future events and speak only as of their dates. We disclaim any obligation to update developments of these risk factors or to announce publicly any revisions to any of the forward-looking statements that we make, or to make corrections to reflect future events or developments, except as required by the federal securities laws.
Compliance with environmental and other public health regulations or changes in such regulations or regulatory enforcement priorities could increase our costs of doing business or limit our ability to market all of our products.
Local, state, federal and foreign laws and regulations relating to environmental matters affect us in several ways. In the United States, all pesticide products must comply with FIFRA and most must be registered with the U.S. EPA and similar state agencies before they can be sold or distributed. Our inability to obtain or maintain such registrations, or the cancellation of any such registration of our products, could have an adverse effect on our business, the severity of which would depend on a variety of factors including the product(s) involved, whether another product could be substituted and whether our competitors were similarly affected. We attempt to anticipate regulatory developments and maintain registrations of, and access to, substitute active ingredients, but there can be no assurance that we will be able to avoid or reduce these risks. In addition, in Canada, regulations have been adopted by several provinces that substantially restrict our ability to market and sell certain of our consumer pesticide products.
Under the Food Quality Protection Act, enacted by the U.S. Congress in 1996, food-use pesticides are evaluated to determine whether there is reasonable certainty that no harm will result from the cumulative effects of pesticide exposures. Under this Act, the U.S. EPA is evaluating the cumulative and aggregate risks from dietary and non-dietary exposures to pesticides. The pesticides in our products, certain of which may be also used on crops processed into various food products, are manufactured by independent third parties and continue to be evaluated by the U.S. EPA as part of this exposure risk assessment. The U.S. EPA or the third-party registrant may decide that a pesticide we use in our products will be limited or made unavailable to us. We cannot predict the outcome or the severity of the effect of these continuing evaluations.
In addition, the use of certain pesticide and fertilizer products (including pesticide products that contain glyphosate) is regulated by various local, state, federal and foreign environmental and public health agencies. These regulations may, among other things, ban the use of certain ingredients contained in such products or require (i) that only certified or professional users apply the product, (ii) that certain products be used only on certain types of locations, (iii) users to post notices on properties to which products have been or will be applied, and (iv) notification to individuals in the vicinity that products will be applied in the future. Even if we are able to comply with all such regulations and obtain all necessary registrations and licenses, we cannot provide assurance that our products, particularly pesticide products, will not cause or be alleged to cause injury to the environment or to people under all circumstances, particularly when used improperly or contrary to instructions. The costs of compliance, remediation or products liability have adversely affected operating results in the past and could materially adversely affect future quarterly or annual operating results.

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
Maintaining our strong reputation and a strong reputation of our products and products we market on behalf of third parties with both consumers and our retail customers is a key component in our success. Product recalls, our inability to ship, sell or transport affected products, governmental actions, investigations or other legal proceedings, and adverse media commentary may harm our reputation and hinder the acceptance by consumers of our products or products we market on behalf of third parties (including certain of Monsanto’s consumer Roundup® branded products). In addition to effects on consumer behavior, retailers could decide to stop carrying those products which may materially and adversely affect our business operations, reduce sales and increase costs.
In addition, notwithstanding the weight of scientific evidence supporting the safety of these products, claims or allegations that our products or products we market on behalf of third parties are not safe could adversely affect us and contribute to the risk we will be subjected to legal action.  We manufacture a variety of products, such as fertilizers, growing media, pesticides, and herbicides, and also serve as marketer for certain of Monsanto’s consumer Roundup® branded products.  On occasion, allegations are made that some of these products have failed to perform up to expectations, are inappropriately labeled, contain insufficient instructions or have caused damage or injury to individuals or property. Public commentary by media agencies or non-governmental organizations and/or litigation-related assertions, even when such commentary or assertions may be inaccurate, may lead consumers or our retail customers to believe that certain of our products or products we market on behalf of third parties may be unsafe.  For example, notwithstanding the weight of scientific evidence and regulatory determinations supporting the safety of glyphosate, recent litigation involving Monsanto’s consumer Roundup® non-selective glyphosate-containing weedkiller products has led to negative publicity and consumer sentiment with respect to these products and Monsanto’s Roundup® brand.  As another example, based on reports of contamination at a third-party supplier’s vermiculite mine, the public may perceive that some of our products manufactured in the past using vermiculite are or may be contaminated in a way that makes them unsafe.
Even when inaccurate or not supported by the scientific evidence, claims and allegations that our products or products we market on behalf of third parties are not safe could impair our reputation, the reputation of our products or the reputation of products we market on behalf of third parties, involve us in litigation, damage our brand names and have a material adverse effect on our business.

Our business could be negatively impacted by corporate citizenship and sustainability matters and/or our reporting of such matters.
There is an increasing focus from certain investors, customers, consumers, employees, and other stakeholders concerning corporate citizenship and sustainability matters. From time to time, we communicate certain initiatives, including goals, regarding environmental matters, responsible sourcing and social investments. We could fail, or be perceived to fail, in our achievement of such initiatives or goals, or we could fail in fully and accurately reporting our progress on such initiatives and goals. In addition, we could be criticized for the scope of such initiatives or goals or perceived as not acting responsibly in connection with these matters. Our business could be negatively impacted by such matters. Any such matters, or related corporate citizenship and sustainability matters, could have a material adverse effect on our business.
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

Our business is subject to risks associated with sourcing and manufacturing outside of the U.S. and risks from tariffs and/or international trade wars.
The Company imports many of its raw materials and finished goods from countries outside of the United States, including but not limited to China. Our import operations are subject to complex customs laws, regulations, tax requirements, and trade regulations, such as tariffs set by governments, either through mutual agreements or bilateral actions. Recent changes in U.S. tariffs on goods imported into the U.S., particularly goods from China, have increased the cost of goods purchased by the Company. Additional tariffs could be imposed by the U.S. with relatively short notice to the Company. These governmental actions could have, and any similar future actions may have, a material adverse effect on our business, financial condition and results of operations. The overall effect of these risks is that our costs may increase, which in turn may result in lower profitability if we are unable to offset such increases through higher prices, and/or that we may suffer a decline in sales if our customers do not accept price increases.
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
We may not successfully develop new product lines and products or improve existing product lines and products or maintain our effectiveness in reaching consumers through rapidly evolving communication vehicles, platforms and technologies.
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
Our top three retail customers together accounted for 57% of our fiscal 2019 net sales and 61% of our outstanding accounts receivable as of September 30, 2019. The loss of, or reduction in orders from, our top three retail customers, Home Depot, Lowe’s, and Walmart, or any other major customer for any reason (including, for example, changes in a retailer’s strategy, claims or allegations that our products or products we market on behalf of third parties are unsafe, a decline in consumer demand, regulatory, legal or other external pressures or a change in marketing strategy) could have a material adverse effect on our business, financial condition, results of operations and cash flows, as could customer disputes regarding shipments, fees, merchandise condition or related matters. Our inability to collect accounts receivable from one of our major customers, or a significant deterioration in the financial condition of one of these customers, including a bankruptcy filing or a liquidation, could also have a material adverse effect on our financial condition, results of operations and cash flows.
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
The issue of climate change is receiving ever increasing worldwide attention. The possible effects, as described in various public accounts, could include changes in rainfall patterns, water shortages, changing storm patterns and intensities, and changing temperature levels that could adversely impact our costs and business operations and the supply and demand for our fertilizer, garden soils and pesticide products. In addition, fluctuating climatic conditions may result in unpredictable modifications in the manner in which consumers garden or their attitudes towards gardening, making it more difficult for us to provide appropriate products to appropriate markets in time to meet consumer demand.
Because of the uncertainty of weather volatility related to climate change and any resulting unfavorable weather conditions, we cannot predict its potential impact on our financial condition, results of operations and cash flows.
Our indebtedness could limit our flexibility and adversely affect our financial condition.
As of September 30, 2019, we had $1,659.3 million of debt and $1,326.2 million was available to be borrowed under our credit agreement. Our inability to meet restrictive financial and non-financial covenants associated with that debt, or to generate sufficient cash flow to repay maturing debt, could adversely affect our financial condition. For example, our debt level could:

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
Our ability to make payments on or to refinance our indebtedness, fund planned capital expenditures and acquisitions, pay dividends and make repurchases of our Common Shares will depend on our ability to generate cash in the future. This, to some extent, is subject to general economic, financial, competitive, legislative, regulatory and other factors that are beyond our control. We cannot provide any assurance that our business will generate sufficient cash flow from operating activities or that future borrowings will be available to us under our credit facility in amounts sufficient to enable us to pay our indebtedness or to fund our other liquidity needs.
In addition, our credit facility and the indentures governing our 5.250% Senior Notes due 2026 (the “5.250% Senior Notes”) and our 4.500% Senior Notes due 2029 (the “4.500% Senior Notes”) contain restrictive covenants and cross-default provisions. Our credit facility also requires us to maintain specified financial ratios. Our ability to comply with those covenants and satisfy those financial ratios can be affected by events beyond our control including prevailing economic, financial and industry conditions. A breach of any of those financial ratio covenants or other covenants could result in a default. In the event of such default, the holders of such indebtedness could elect to declare all the funds borrowed thereunder to be due and payable, together with accrued and unpaid interest, and could cease making further loans and institute foreclosure proceedings against our assets. We cannot provide any assurance that the holders of such indebtedness would waive a default or that we could pay the indebtedness in full if it were accelerated.
Subject to compliance with certain covenants under our credit facility and the indentures governing the 5.250% Senior Notes and the 4.500% Senior Notes, we may incur additional debt in the future. If we incur additional debt, the risks described above could intensify.
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
Changes in credit ratings issued by nationally recognized statistical rating organizations (NRSROs) could adversely affect our cost of financing and the market price of our 5.250% Senior Notes and 4.500% Senior Notes.
NRSROs rate the 5.250% Senior Notes, the 4.500% Senior Notes and the Company based on factors that include our operating results, actions that we take, their view of the general outlook for our industry and their view of the general outlook for the economy. Actions taken by the NRSROs can include maintaining, upgrading or downgrading the current rating or placing us on a watch list for possible future downgrading. Downgrading the credit rating of the 5.250% Senior Notes or the 4.500% Senior Notes or placing us on a watch list for possible future downgrading could increase our cost of financing, limit our access to the capital markets and have an adverse effect on the market price of the 5.250% Senior Notes and the 4.500% Senior Notes.
Our postretirement-related costs and funding requirements could increase as a result of volatility in the financial markets, changes in interest rates and actuarial assumptions.
We sponsor a number of defined benefit pension plans associated with our U.S. and former international businesses, as well as a postretirement medical plan in the United States for certain retired associates and their dependents. The performance of the financial markets and changes in interest rates impact the funded status of these plans and cause volatility in our postretirement-related costs and future funding requirements. If the financial markets do not provide the expected long-term returns on invested assets, we could be required to make significant pension contributions. Additionally, changes in interest rates and legislation enacted by governmental authorities can impact the timing and amounts of contribution requirements.
We utilize third-party actuaries to evaluate assumptions used in determining projected benefit obligations and the fair value of plan assets for our pension and other postretirement benefit plans. In the event we determine that our assumptions should be revised, such as the discount rate or expected return on assets, our future pension and postretirement benefit expenses could increase or decrease. The assumptions we use may differ from actual results, which could have a significant impact on our pension and postretirement liabilities and related costs and funding requirements.

Our international operations make us susceptible to the costs and risks associated with operating internationally.
We operate manufacturing, sales and service facilities outside of the United States, particularly in Canada, China and the Netherlands. Accordingly, we are subject to risks associated with operating in foreign countries, including:

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
In the event the Third Restated Agreement for Monsanto’s consumer Roundup® products terminates or Monsanto’s consumer Roundup® business materially declines, we would lose a substantial source of future earnings and overhead expense absorption.
If we (i) become insolvent, (ii) commit a material breach, material fraud or material willful misconduct under the Third Restated Agreement, (iii) experience a change of control of the Company (subject to certain exceptions), or (iv) impermissibly assign our rights or delegate our obligations under the Third Restated Agreement, Monsanto may terminate the Third Restated Agreement without paying a termination fee to the Company, subject to certain terms and conditions as set forth in the applicable agreements. In addition, if, after January 16, 2021, Program EBIT (as defined in the Third Restated Agreement) falls below $50 million in any program year, Monsanto may terminate the Third Restated Agreement without paying a termination fee to the Company, subject to certain terms and conditions as set forth in the applicable agreements.
Monsanto may also terminate the Third Restated Agreement in the event of (a) a change of control of Monsanto or a sale of the Roundup® business effective at the end of the fifth full year after providing notice of termination, subject to certain terms and conditions as set forth in the applicable agreements, (b) Monsanto’s decision to decommission the permits, licenses and registrations needed for, and the trademarks, trade names, packages, copyrights and designs used in, the sale of the Roundup® products in the lawn and garden market (a “Brand Decommissioning Event”), but, in each case, Monsanto would have to pay a termination fee to the Company.
If circumstances exist or otherwise develop that result in a material decline in Monsanto’s consumer Roundup® business, or in the event of Monsanto’s insolvency or bankruptcy, we would seek to mitigate the impact on us by exercising various rights and remedies under the Third Restated Agreement and applicable law. We cannot, however, provide any assurance that our exercise of such rights or remedies would produce the desired outcomes or that a material decline in Monsanto’s consumer Roundup® business would not have a material adverse effect on our business, financial condition or results of operations.
In the event that the Third Restated Agreement terminates or Monsanto’s consumer Roundup® business materially declines, we would lose all, or a substantial portion, of the significant source of earnings and overhead expense absorption the Third Restated Agreement provides.
For additional information regarding the Third Restated Agreement including certain of our rights and remedies under the Third Restated Agreement, see “NOTE 7. MARKETING AGREEMENT” of the Notes to Consolidated Financial Statements included in this Annual Report on Form 10-K.

Hagedorn Partnership, L.P. beneficially owns approximately 26% of our Common Shares and can significantly influence decisions that require the approval of shareholders.
Hagedorn Partnership, L.P. beneficially owned approximately 26% of our outstanding Common Shares on a fully diluted basis as of November 22, 2019. As a result, it has sufficient voting power to significantly influence the election of directors and the approval of other actions requiring the approval of our shareholders, including the entering into of certain business combination transactions. In addition, because of the percentage of ownership and voting concentration in Hagedorn Partnership, L.P., elections of our board of directors will generally be within the control of Hagedorn Partnership, L.P. While all of our shareholders are entitled to vote on matters submitted to our shareholders for approval, the concentration of our Common Shares and voting control presently lies with Hagedorn Partnership, L.P. As such, it would be difficult for shareholders to propose and have approved proposals not supported by Hagedorn Partnership, L.P. Hagedorn Partnership, L.P.’s interests could differ from, or be in conflict with, the interests of other shareholders.
While we have, over the past few years, increased the rate of cash dividends on, and engaged in repurchases of, our Common Shares, any future decisions to reduce or discontinue paying cash dividends to our shareholders or repurchasing our Common Shares pursuant to our previously announced repurchase program could cause the market price for our Common Shares to decline.
Our payment of quarterly cash dividends on and repurchase of our Common Shares pursuant to our stock repurchase program are subject to, among other things, our financial position and results of operations, available cash and cash flow, capital requirements, and other factors. We have, over the past few years, increased the rate of cash dividends on, and repurchases of, our Common Shares. In the fourth quarter of fiscal 2019, we increased the amount of our quarterly cash dividend by 5% to $0.58 per Common Share. The total remaining share repurchase authorization as of September 30, 2019 is $285.4 million.
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
We are involved in legal proceedings and are subject to investigations, inspections, audits, inquiries and similar actions by governmental authorities, arising in the course of our business (see the discussion in “ITEM 3. LEGAL PROCEEDINGS” of this Annual Report on Form 10-K).  Legal proceedings, in general, can be expensive and disruptive.  Some of these suits may purport or may be determined to be class actions and/or involve parties seeking large and/or indeterminate amounts of damages, including punitive or exemplary damages, and may remain unresolved for several years.  For example, product liability claims challenging the safety of our products or products we market on behalf of third parties may also result in a decline in sales for a particular product and could damage the reputation or the value of related brands, involve us in litigation and have a material adverse effect on our business.
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
Our corporate headquarters is located in Marysville, Ohio, where we own approximately 705 acres of land and lease approximately 24 acres of land. In addition, we own and lease numerous industrial, commercial and office properties located in North America, Europe and Asia that support the management, manufacturing, distribution and research and development of our products and services. We believe our properties are suitable and adequate to serve the needs of our business and that our leased properties are subject to appropriate lease agreements.
The following is a summary of owned and leased properties by country:

Location	Owned	Leased
United States	35	72
Canada	9	13
China	—	5
The Netherlands	—	3
Total	44	93
We own or lease 73 manufacturing properties, 14 distribution properties and three research and development properties in the United States. We own or lease 19 manufacturing and one distribution property in Canada, one manufacturing and two distribution properties in the Netherlands and two manufacturing properties in China. Most of the manufacturing properties, which include growing media properties and peat harvesting properties, have production lines, warehouses, offices and field processing areas.

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
Not Applicable.

SUPPLEMENTAL ITEM. EXECUTIVE OFFICERS OF THE REGISTRANT
The executive officers of Scotts Miracle-Gro, their positions and, as of November 22, 2019, their ages and years with Scotts Miracle-Gro (and its predecessors) are set forth below.

Name	Age	Position(s) Held	Years with Company
James Hagedorn	64	Chief Executive Officer and Chairman of the Board	32
Michael C. Lukemire	61	President and Chief Operating Officer	23
Thomas R. Coleman	50	Executive Vice President and Chief Financial Officer	20
James D. King	56	Executive Vice President, Chief Communications Officer	18
Ivan C. Smith	50	Executive Vice President, General Counsel, Corporate Secretary and Chief Compliance Officer	16
Denise S. Stump	65	Executive Vice President, Global Human Resources and Chief Ethics Officer	19
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
Mr. Lukemire was named President and Chief Operating Officer of Scotts Miracle-Gro in February 2016. He served as Executive Vice President and Chief Operating Officer of Scotts Miracle-Gro from December 2014 until February 2016. Prior to this appointment, Mr. Lukemire had served as Executive Vice President, North American Operations of Scotts Miracle-Gro from April 2014 until December 2014 and as Executive Vice President, Business Execution of Scotts Miracle-Gro from May 2013 until April 2014.
Mr. Coleman was named Executive Vice President and Chief Financial Officer of Scotts Miracle-Gro in April 2014. Prior to this appointment, Mr. Coleman had served as Senior Vice President, Global Finance Operations and Enterprise Performance Management Analytics for The Scotts Company LLC, a wholly-owned subsidiary of Scotts Miracle-Gro, since January 2011.
Mr. King was named Executive Vice President, Chief Communications Officer of Scotts Miracle-Gro in April 2019. Prior to this appointment, Mr. King had served as Senior Vice President, Chief Communications Officer from June 2008 to April 2019.
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
The Common Shares trade on the New York Stock Exchange under the symbol “SMG.” The payment of future dividends, if any, on the Common Shares will be determined by the Board of Directors in light of conditions then existing, including the Company’s earnings, financial condition and capital requirements, restrictions in financing agreements, business conditions and other factors. On July 5, 2018, the Company entered into a fifth amended and restated credit agreement (the “Fifth A&R Credit Agreement”), which allows the Company to make unlimited restricted payments (as defined in the Fifth A&R Credit Agreement), including dividend payments and Common Share repurchases, as long as the leverage ratio resulting from the making of such restricted payments is 4.00 or less. Otherwise, the Company may make further restricted payments in an aggregate amount for each fiscal year not to exceed the amount set forth in the Fifth A&R Credit Agreement for such fiscal year ($200.0 million for fiscal 2019 and $225.0 million for fiscal 2020 and thereafter). The Company’s leverage ratio was 3.67 at September 30, 2019 and restricted payments for fiscal 2019 were within the amounts allowed by the Fifth A&R Credit Agreement. See “NOTE 12. DEBT” of the Notes to Consolidated Financial Statements included in this Annual Report on Form 10-K for further discussion regarding the restrictions on dividend payments.
As of November 22, 2019, there were approximately 149,000 shareholders, including holders of record and our estimate of beneficial holders.
The following table shows the purchases of Common Shares made by or on behalf of Scotts Miracle-Gro or any “affiliated purchaser” (as defined in Rule 10b-18(a)(3) under the Securities Exchange Act of 1934, as amended) of Scotts Miracle-Gro for each of the three fiscal months in the quarter ended September 30, 2019:

Period	Total Number of Common Shares Purchased(1)	Average Price Paid per Common Share(2)	Total Number of Common Shares Purchased as Part of Publicly Announced Plans or Programs(3)	Approximate Dollar Value of Common Shares That May Yet be Purchased Under the Plans or Programs(3)
June 30 through July 27, 2019	959	$103.78	—	$285,432,143
July 28 through August 24, 2019	11	$106.34	—	$285,432,143
August 25 through September 30, 2019	2,788	$104.34	—	$285,432,143
Total	3,758	$104.20	—

(1)
All of the Common Shares purchased during the fourth quarter of fiscal 2019 were purchased in open market transactions. The total number of Common Shares purchased during the quarter includes 3,758 Common Shares purchased by the trustee of the rabbi trust established by the Company as permitted pursuant to the terms of The Scotts Company LLC Executive Retirement Plan (the “ERP”).

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

Comparison of Cumulative Five-Year Total Return*
The following graph compares the yearly change in the cumulative total stockholder return on our Common Stock for the past five fiscal years with the cumulative total return of the Russell 2000 Index and the S&P 500 Household Products Index.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*

The Scotts Miracle-Gro Company
Russell 2000
S&P Household Products
$250
$200
$150
$100
$50
$0
2014
2015
2016
2017
2018
2019

*$100 invested on 9/30/14 in stock or index, including reinvestment of dividends. Fiscal year ending September 30.

ITEM 6.	SELECTED FINANCIAL DATA

The following table sets forth selected consolidated financial data for the periods indicated. You should read the following summary consolidated financial data in conjunction with our consolidated financial statements and the notes thereto and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in this Annual Report on Form 10-K. The summary consolidated financial data presented below as of and for the fiscal years ended September 30, 2019, 2018, 2017, 2016 and 2015 has been derived from our consolidated financial statements.

Five-Year Summary(1)

	Year Ended September 30,
	2019	2018	2017	2016	2015
	(In millions, except per share amounts)
GAAP OPERATING RESULTS:
Net sales	$3,156.0	$2,663.4	$2,642.1	$2,506.2	$2,371.1
Gross profit	1,019.6	864.6	972.6	900.3	810.8
Income from operations	409.6	198.9	433.4	447.6	253.8
Income from continuing operations	436.7	127.6	198.3	246.1	128.7
Income (loss) from discontinued operations, net of tax	23.5	(63.9)	20.5	68.7	30.0
Net income	460.2	63.7	218.8	314.8	158.7
Net income attributable to controlling interest	460.7	63.7	218.3	315.3	159.8
NON-GAAP ADJUSTED OPERATING RESULTS(2):
Adjusted income from operations	$422.9	$351.7	$438.3	$402.1	$334.0
Adjusted income from continuing operations	251.3	211.6	237.4	230.2	180.4
Adjusted net income attributable to controlling interest from continuing operations	251.8	211.6	236.9	230.7	181.5
SLS Divestiture adjusted income	251.8	211.6	236.9	221.7	203.4
FINANCIAL POSITION:
Working capital(3)	$421.2	$273.0	$337.2	$325.8	$382.8
Current ratio(3)	1.7	1.4	1.6	1.5	1.8
Property, plant and equipment, net	546.0	530.8	467.7	444.9	413.4
Total assets	3,028.7	3,054.5	2,747.0	2,755.8	2,458.3
Total debt to total book capitalization(4)	69.7%	85.0%	68.3%	63.0%	63.1%
Total debt	1,651.6	2,016.4	1,401.1	1,215.9	1,061.1
Total equity—controlling interest	718.7	354.6	648.8	715.2	620.7
GAAP CASH FLOWS:
Cash flows provided by operating activities	$226.8	$342.5	$363.2	$244.0	$250.1
Investments in property, plant and equipment	42.4	68.2	69.6	58.3	61.7
Investments in acquired businesses and payments on seller notes, net of cash acquired	7.4	501.8	150.4	161.2	181.7
Dividends paid(5)	124.5	120.0	120.3	116.6	111.3
Purchases of Common Shares	3.1	327.7	255.2	137.4	18.0
NON-GAAP CASH FLOWS(2):
Free cash flow	184.4	274.3	293.6	185.7	188.4
Free cash flow productivity	40.1%	430.6%	134.2%	59.0%	118.7%
PER SHARE DATA:
GAAP earnings per common share from continuing operations:
Basic	$7.88	$2.27	$3.33	$4.04	$2.12
Diluted	7.77	2.23	3.29	3.98	2.09
Non-GAAP adjusted earnings per common share from continuing operations:
Adjusted diluted(2)	4.47	3.71	3.94	3.72	2.92
SLS Divestiture adjusted income(2)	4.47	3.71	3.94	3.58	3.27
Dividends per common share(5)	2.230	2.140	2.030	1.910	1.820
OTHER:
Adjusted EBITDA(2)(6)	$558.2	$482.0	$560.5	$517.4	$471.8
Leverage ratio(6)	3.67	4.23	3.04	3.10	2.63
Interest coverage ratio(6)	5.78	5.55	7.54	7.88	9.34
Weighted average Common Shares outstanding	55.5	56.2	59.4	61.1	61.1
Common shares and dilutive potential common shares used in diluted EPS calculation	56.3	57.1	60.2	62.0	62.2

(1)	The Selected Financial Data has been retrospectively updated to recast activity for the following:

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

•
Charges or credits incurred by the TruGreen Joint Venture that are apart from and not indicative of the results of its ongoing operations, including transaction related costs, refinancing costs, restructurings and other discrete projects or transactions including a non-cash purchase accounting fair value write-down adjustment related to deferred revenue and advertising (“TruGreen Joint Venture non-GAAP adjustments”). We held a noncontrolling equity interest of approximately 30% in the TruGreen Joint Venture until March 2019. We did not control, nor did we have any legal claim to, the revenues and expenses of the TruGreen Joint Venture or its other unconsolidated affiliates. The use of non-GAAP measures that are subject to TruGreen Joint Venture non-GAAP adjustments is not intended to imply that we had control over the operations and resulting revenue and expenses of the TruGreen Joint Venture or its other unconsolidated affiliates. Moreover, these non-GAAP financial measures have limitations in that they do not reflect all revenue and expenses of the unconsolidated affiliates.

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
Adjusted EBITDA: Net income (loss) before interest, taxes, depreciation and amortization as well as certain other items such as the impact of the cumulative effect of changes in accounting, costs associated with debt refinancing and other non-recurring or non-cash items affecting net income (loss). The presentation of adjusted EBITDA is intended to be consistent with the calculation of that measure as required by our borrowing arrangements, and used to calculate a leverage ratio (maximum of 5.00 at September 30, 2019) and an interest coverage ratio (minimum of 3.00 for the twelve months ended September 30, 2019).

A reconciliation of the non-GAAP measures to the most directly comparable GAAP measures is presented in the following table:

	Year Ended September 30,
	2019	2018	2017	2016	2015
	(In millions, except per share data)
Income from operations (GAAP)	$409.6	$198.9	$433.4	$447.6	$253.8
Impairment, restructuring and other charges (recoveries)	13.3	152.8	4.9	(45.5)	80.2
Adjusted income from operations (Non-GAAP)	$422.9	$351.7	$438.3	$402.1	$334.0
Income from continuing operations (GAAP)	$436.7	$127.6	$198.3	$246.1	$128.7
Impairment, restructuring and other charges (recoveries)	13.3	152.8	30.1	(33.8)	80.2
Costs related to refinancing	—	—	—	8.8	—
Other non-operating (income) expense, net	(260.2)	11.7	13.4	—	—
Adjustment to income tax expense (benefit) from continuing operations	61.5	(80.5)	(4.4)	9.1	(28.5)
Adjusted income from continuing operations (Non-GAAP)	$251.3	$211.6	$237.4	$230.2	$180.4
Net income attributable to controlling interest (GAAP)	$460.7	$63.7	$218.3	$315.3	$159.8
Income (loss) from discontinued operations, net of tax	23.5	(63.9)	20.5	68.7	30.0
Impairment, restructuring and other charges (recoveries)	13.3	152.8	30.1	(33.8)	80.2
Costs related to refinancing	—	—	—	8.8	—
Other non-operating (income) expense, net	(260.2)	11.7	13.4	—	—
Adjustment to income tax expense (benefit) from continuing operations	61.5	(80.5)	(4.4)	9.1	(28.5)
Adjusted net income attributable to controlling interest from continuing operations (Non-GAAP)	$251.8	$211.6	$236.9	$230.7	$181.5
Income from continuing operations (GAAP)	$436.7	$127.6	$198.3	$246.1	$128.7
Net (income) loss attributable to noncontrolling interest	0.5	—	(0.5)	0.5	1.1
Net income attributable to controlling interest from continuing operations	437.2	127.6	197.8	246.6	129.8
Impairment, restructuring and other charges (recoveries)	13.3	152.8	30.1	(33.8)	80.2
Costs related to refinancing	—	—	—	8.8	—
Other non-operating (income) expense, net	(260.2)	11.7	13.4	—	—
Adjustment to income tax expense (benefit) from continuing operations	61.5	(80.5)	(4.4)	9.1	(28.5)
Adjusted income attributable to controlling interest from continuing operations (Non-GAAP)	$251.8	$211.6	$236.9	$230.7	$181.5
Income (loss) from discontinued operations from SLS Business	—	—	(1.8)	102.9	32.5
Gain on contribution of SLS Business	—	—	—	(131.2)	—
Adjustment to gain on contribution on SLS Business	—	—	1.0	—	—
Impairment, restructuring and other from SLS Business in discontinued operations	—	—	0.8	13.6	1.5
Adjustment to income tax expense (benefit) from SLS Business in discontinued operations	—	—	—	5.7	(12.1)
Adjusted income (loss) from SLS Business in discontinued operations, net of tax	—	—	—	(9.0)	21.9
SLS Divestiture adjusted income (Non-GAAP)	$251.8	$211.6	$236.9	$221.7	$203.4
Diluted income per share from continuing operations (GAAP)	$7.77	$2.23	$3.29	$3.98	$2.09
Impairment, restructuring and other charges (recoveries)	0.24	2.68	0.50	(0.55)	1.29
Costs related to refinancing	—	—	—	0.14	—
Other non-operating (income) expense, net	(4.62)	0.20	0.22	—	—
Adjustment to income tax expense (benefit) from continuing operations	1.09	(1.41)	(0.07)	0.15	(0.46)
Adjusted diluted income per common share from continuing operations (Non-GAAP)	$4.47	$3.71	$3.94	$3.72	$2.92
Income (loss) from discontinued operations from SLS Business	$—	$—	$(0.03)	$1.66	$0.52
Gain on contribution of SLS Business	—	—	—	(2.12)	—
Adjustment to gain on contribution of SLS Business	—	—	0.02	—	—
Impairment, restructuring and other from SLS Business in discontinued operations	—	—	0.01	0.22	0.02
Adjustment to income tax expense (benefit) from SLS Business in discontinued operations	—	—	—	0.09	(0.19)
Adjusted diluted income (loss) from SLS Business in discontinued operations, net of tax	—	—	—	(0.15)	0.35
SLS Divestiture adjusted income per common share (Non-GAAP)	$4.47	$3.71	$3.94	$3.58	$3.27
The sum of the components may not equal the total due to rounding.

	Year Ended September 30,
	2019	2018	2017	2016	2015
	(In millions, except per share data)
Net cash provided by operating activities (GAAP)	$226.8	$342.5	$363.2	$244.0	$250.1
Investments in property, plant and equipment	(42.4)	(68.2)	(69.6)	(58.3)	(61.7)
Free cash flow (Non-GAAP)	$184.4	$274.3	$293.6	$185.7	$188.4
Free cash flow (Non-GAAP)	$184.4	$274.3	$293.6	$185.7	$188.4
Net income (GAAP)	460.2	63.7	218.8	314.8	158.7
Free cash flow productivity (Non-GAAP)	40.1%	430.6%	134.2%	59.0%	118.7%
The sum of the components may not equal the total due to rounding.

(3)	Working capital is calculated as current assets minus current liabilities. Current ratio is calculated as current assets divided by current liabilities.

(4)	The total debt to total book capitalization percentage is calculated by dividing total debt by total debt plus total equity—controlling interest.

(5)
Scotts Miracle-Gro pays a quarterly dividend to the holders of its Common Shares. On August 3, 2015, Scotts Miracle-Gro announced that its Board of Directors had increased our quarterly cash dividend from $0.45 to $0.47 per Common Share, which was first paid in the fourth quarter of fiscal 2015. On August 3, 2016, Scotts Miracle-Gro announced that its Board of Directors had further increased our quarterly cash dividend from $0.47 to $0.50 per Common Share, which was first paid in the fourth quarter of fiscal 2016. On August 1, 2017, Scotts Miracle-Gro announced that its Board of Directors had further increased our quarterly cash dividend from $0.50 to $0.53 per Common Share, which was first paid in the fourth quarter of fiscal 2017. On August 6, 2018, Scotts Miracle-Gro announced that its Board of Directors had further increased our quarterly cash dividend from $0.53 to $0.55 per Common Share, which was first paid in the fourth quarter of fiscal 2018. On July 30, 2019, the Scotts Miracle-Gro Board of Directors approved an increase in our quarterly cash dividend from $0.55 to $0.58 per Common Share, which was first paid in the fourth quarter of fiscal 2019. The payment of future dividends, if any, on the Common Shares will be determined by the Board of Directors in light of conditions then existing, including the Company’s earnings, financial condition and capital requirements, restrictions in financing agreements, business conditions and other factors.

(6)
We view our credit facility as material to our ability to fund operations, particularly in light of our seasonality. Please refer to “ITEM 1A. RISK FACTORS — Our indebtedness could limit our flexibility and adversely affect our financial condition” of this Annual Report on Form 10-K for a more complete discussion of the risks associated with our debt and our credit facility and the restrictive covenants therein. Our ability to generate cash flows sufficient to cover our debt service costs is essential to our ability to maintain our borrowing capacity. We believe that Adjusted EBITDA provides additional information for determining our ability to meet debt service requirements. The presentation of Adjusted EBITDA herein is intended to be consistent with the calculation of that measure as required by our borrowing arrangements, and used to calculate a leverage ratio (maximum of 5.00 at September 30, 2019) and an interest coverage ratio (minimum of 3.00 for the twelve months ended September 30, 2019). Leverage ratio is calculated as average total indebtedness divided by Adjusted EBITDA. Interest coverage ratio is calculated as Adjusted EBITDA divided by interest expense, as described in the Fifth A&R Credit Agreement, and excludes costs related to refinancings. Our leverage ratio was 3.67 at September 30, 2019 and our interest coverage ratio was 5.78 for the twelve months ended September 30, 2019. Please refer to “ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — Liquidity and Capital Resources — Borrowing Agreements” of this Annual Report on Form 10-K for a discussion of our credit facility.

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

A numeric reconciliation of net income to Adjusted EBITDA is as follows:

	Year Ended September 30,
	2019	2018	2017	2016	2015
	(In millions)
Net income (GAAP)	$460.2	$63.7	$218.8	$314.8	$158.7
Income tax expense (benefit) from continuing operations	144.9	(11.9)	116.6	137.6	76.3
Income tax expense (benefit) from discontinued operations	11.7	(25.5)	11.9	43.2	9.1
(Gain) loss on sale / contribution of business	—	0.7	(31.7)	(131.2)	—
Costs related to refinancings	—	—	—	8.8	—
Interest expense	101.8	86.4	76.6	65.6	50.5
Depreciation	55.9	53.4	55.1	53.8	51.4
Amortization	33.4	30.0	25.0	19.7	17.6
Impairment, restructuring and other charges (recoveries) from continuing operations	13.3	152.8	30.1	(33.8)	80.2
Impairment, restructuring and other charges (recoveries) from discontinued operations	(35.8)	86.8	15.9	19.7	11.3
Other non-operating (income) expense, net	(260.2)	11.7	13.4	—	—
Interest income	(8.6)	(10.0)	—	—	—
Expense on certain leases	3.2	3.5	3.6	3.6	3.5
Share-based compensation expense	38.4	40.4	25.2	15.6	13.2
Adjusted EBITDA (Non-GAAP)	$558.2	$482.0	$560.5	$517.4	$471.8

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
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
Executive Summary
We are a leading manufacturer and marketer of branded consumer lawn and garden products. We are the exclusive agent of Monsanto for the marketing and distribution of certain of Monsanto’s consumer Roundup® branded products within the United States and certain other specified countries. Through our Hawthorne segment, we are a leading manufacturer, marketer and distributor of nutrients, growing media, advanced indoor garden, lighting and ventilation systems and accessories for indoor, urban and hydroponic gardening.
Beginning in fiscal 2015, our Hawthorne segment made a series of key acquisitions, including General Hydroponics, Gavita, Botanicare, Vermicrop, Agrolux, Can-Filters and AeroGrow. On June 4, 2018, our Hawthorne segment acquired substantially all of the assets of Sunlight Supply. Prior to the acquisition, Sunlight Supply was the largest distributor of hydroponic products in the United States, and engaged in the business of developing, manufacturing, marketing and distributing horticultural, organics, lighting and hydroponics products, including lighting fixtures, nutrients, seeds and growing media, systems, trays, fans, filters, humidifiers and dehumidifiers, timers, instruments, water pumps, irrigation supplies and hand tools. In connection with our acquisition of Sunlight Supply, we announced the launch of an initiative called Project Catalyst. Project Catalyst is a company-wide restructuring effort to reduce operating costs throughout our U.S. Consumer, Hawthorne and Other segments and drive synergies from acquisitions within our Hawthorne segment.
Our operations are divided into three reportable segments: U.S. Consumer, Hawthorne and Other. U.S. Consumer consists of our consumer lawn and garden business located in the geographic United States. Hawthorne consists of our indoor, urban and hydroponic gardening business. Other consists of our consumer lawn and garden business in geographies other than the U.S. and our product sales to commercial nurseries, greenhouses and other professional customers. In addition, Corporate consists of general and administrative expenses and certain other income and expense items not allocated to the business segments. This division of reportable segments is consistent with how the segments report to and are managed by our chief operating decision maker. See “SEGMENT RESULTS” below for additional information regarding our evaluation of segment performance.
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

	Percent of Net Sales from Continuing Operations by Quarter
	2019	2018	2017
First Quarter	9.4%	8.3%	7.8%
Second Quarter	37.7%	38.0%	41.1%
Third Quarter	37.1%	37.3%	36.8%
Fourth Quarter	15.8%	16.3%	14.3%

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

On August 11, 2014, Scotts Miracle-Gro announced that its Board of Directors authorized the repurchase of up to $500.0 million of Common Shares over a five-year period (effective November 1, 2014 through September 30, 2019). On August 3, 2016, Scotts Miracle-Gro announced that its Board of Directors authorized a $500.0 million increase to the share repurchase authorization ending on September 30, 2019. On August 2, 2019, the Scotts Miracle-Gro Board of Directors authorized an extension of the current share repurchase authorization through March 28, 2020. The amended authorization allows for repurchases of Common Shares of up to an aggregate of $1.0 billion through March 28, 2020. There were no share repurchases under the program during fiscal 2019. From the inception of this share repurchase program in the fourth quarter of fiscal 2014 through September 30, 2019, Scotts Miracle-Gro repurchased approximately 8.3 million Common Shares for $714.6 million.
On August 6, 2018, Scotts Miracle-Gro announced that its Board of Directors approved an increase in our quarterly cash dividend from $0.53 to $0.55 per Common Share, which was first paid in the fourth quarter of fiscal 2018. On July 30, 2019, the Scotts Miracle-Gro Board of Directors approved an increase in our quarterly cash dividend from $0.55 to $0.58 per Common Share, which was first paid in the fourth quarter of fiscal 2019.

Results of Operations
Effective in our fourth quarter of fiscal 2017, we classified our results of operations for all periods presented to reflect the International Business as a discontinued operation. As a result, unless otherwise specifically stated, all discussions regarding results for the fiscal years ended September 30, 2019, 2018 and 2017 reflect results from our continuing operations.
The following table sets forth the components of income and expense as a percentage of net sales:

	Year Ended September 30,
	2019	% of Net Sales	2018	% of Net Sales	2017	% of Net Sales
Net sales	$3,156.0	100.0%	$2,663.4	100.0%	$2,642.1	100.0%
Cost of sales	2,130.5	67.5	1,778.3	66.8	1,669.5	63.2
Cost of sales—impairment, restructuring and other	5.9	0.2	20.5	0.8	—	—
Gross profit	1,019.6	32.3	864.6	32.5	972.6	36.8
Operating expenses:
Selling, general and administrative	601.3	19.1	540.1	20.3	550.9	20.9
Impairment, restructuring and other	7.4	0.2	132.3	5.0	4.9	0.2
Other (income) expense, net	1.3	—	(6.7)	(0.3)	(16.6)	(0.6)
Income from operations	409.6	13.0	198.9	7.5	433.4	16.4
Equity in income of unconsolidated affiliates	(3.3)	(0.1)	(4.9)	(0.2)	29.0	1.1
Interest expense	101.8	3.2	86.4	3.2	76.1	2.9
Other non-operating (income) expense, net	(270.5)	(8.6)	1.7	0.1	13.4	0.5
Income from continuing operations before income taxes	581.6	18.4	115.7	4.3	314.9	11.9
Income tax expense (benefit) from continuing operations	144.9	4.6	(11.9)	(0.4)	116.6	4.4
Income from continuing operations	436.7	13.8	127.6	4.8	198.3	7.5
Income (loss) from discontinued operations, net of tax	23.5	0.7	(63.9)	(2.4)	20.5	0.8
Net income	$460.2	14.6%	$63.7	2.4%	$218.8	8.3%
The sum of the components may not equal due to rounding.

Net Sales
Net sales for fiscal 2019 were $3,156.0 million, an increase of 18.5% from net sales of $2,663.4 million for fiscal 2018. Net sales for fiscal 2018 increased 0.8% from net sales of $2,642.1 million for fiscal 2017. These changes in net sales were attributable to the following:

	Year Ended September 30,
	2019	2018
Volume	9.0%	(3.6)%
Acquisitions	8.7	5.2
Pricing	1.3	(1.1)
Foreign exchange rates	(0.5)	0.3
Change in net sales	18.5%	0.8%

The increase in net sales for fiscal 2019 as compared to fiscal 2018 was primarily driven by:

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

•
increased pricing in our U.S. Consumer and Other segments, partially offset by higher volume-based customer rebates in our U.S. Consumer segment and decreased pricing in our Hawthorne segment primarily driven by increased promotional activities;

•	partially offset by decreased net sales associated with the Roundup® marketing agreement; and

•	the unfavorable impact of foreign exchange rates as a result of the strengthening of the U.S. dollar relative to the euro and the Canadian dollar.
The increase in net sales for fiscal 2018 as compared to fiscal 2017 was primarily driven by:

•	the addition of net sales from acquisitions of $136.3 million in our Hawthorne segment, primarily from Sunlight Supply, Agrolux, and Can-Filters; and

•	the favorable impact of foreign exchange rates as a result of the weakening of the U.S. dollar relative to the euro and the Canadian dollar;

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

•	decreased pricing in our U.S. Consumer segment driven by higher customer rebates and sales mix; and

•	decreased net sales associated with the Roundup® marketing agreement.
Cost of Sales
The following table shows the major components of cost of sales:

	Year Ended September 30,
	2019	2018	2017
	(In millions)
Materials	$1,196.4	$994.2	$966.9
Manufacturing labor and overhead	485.8	401.3	356.7
Distribution and warehousing	394.9	328.3	289.8
Costs associated with Roundup® marketing agreement	53.4	54.5	56.1
Cost of sales	2,130.5	1,778.3	1,669.5
Cost of sales—impairment, restructuring and other	5.9	20.5	—
	$2,136.4	$1,798.8	$1,669.5

Factors contributing to the change in cost of sales are outlined in the following table:

	Year Ended September 30,
	2019	2018
	(In millions)
Volume, product mix and other	$358.2	$104.2
Material costs	5.6	(0.7)
Costs associated with Roundup® marketing agreement	(1.1)	(1.6)
Foreign exchange rates	(10.5)	6.9
	352.2	108.8
Impairment, restructuring and other	(14.6)	20.5
Change in cost of sales	$337.6	$129.3
The increase in cost of sales for fiscal 2019 as compared to fiscal 2018 was primarily driven by:

•	costs of $199.6 million included within “volume, product mix and other” related to sales from the Sunlight Supply acquisition in our Hawthorne segment;

•	higher sales volume in our U.S. Consumer and Hawthorne segments excluding the impact of acquisitions, partially offset by decreased sales in our Other segment;

•	higher transportation costs included within “volume, product mix and other” associated with our U.S. Consumer segment; and

•	higher material costs in our U.S. Consumer and Other segments;

•	partially offset by a decrease in costs associated with the Roundup® marketing agreement;

•	the favorable impact of foreign exchange rates as a result of the strengthening of the U.S. dollar relative to the euro and the Canadian dollar; and

•	a decrease in impairment, restructuring and other charges of $14.6 million as a result of lower costs associated with Project Catalyst.
The increase in cost of sales for fiscal 2018 as compared to fiscal 2017 was primarily driven by:

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

•	partially offset by decreased sales volume in our U.S. Consumer and Hawthorne segments excluding the impact of acquisitions, partially offset by increased sales volume in our Other segment; and

•	a decrease in net sales attributable to reimbursements under the Roundup® marketing agreement.
Gross Profit
As a percentage of net sales, our gross profit rate was 32.3%, 32.5% and 36.8% for fiscal 2019, fiscal 2018 and fiscal 2017, respectively. Factors contributing to the change in gross profit rate are outlined in the following table:

	Year Ended September 30,
	2019	2018
Acquisitions	(1.5)%	(1.4)%
Material costs	(0.2)	—
Roundup® commissions and reimbursements	(0.1)	(0.1)
Volume, product mix and other	0.3	(1.3)
Pricing	0.8	(0.8)
	(0.7)	(3.6)
Impairment, restructuring and other	0.5	(0.7)
Change in gross profit rate	(0.2)%	(4.3)%
The decrease in gross profit rate for fiscal 2019 as compared to fiscal 2018 was primarily driven by:

•	an unfavorable impact from acquisitions in our Hawthorne segment related to Sunlight Supply;

•	higher material costs in our U.S. Consumer and Other segments; and

•	higher transportation costs included within “volume, product mix and other” associated with our U.S. Consumer segment;

•	partially offset by the favorable impact within “volume, product mix and other” of Sunlight Supply acquisition date inventory fair value adjustments of $12.2 million incurred during fiscal 2018;

•
increased pricing in our U.S. Consumer and Other segments, net of higher volume-based customer rebates in our U.S. Consumer segment and decreased pricing in our Hawthorne segment primarily driven by increased promotional activities;

•	favorable leverage of fixed costs such as warehousing driven by higher sales volume in our U.S. Consumer and Hawthorne segments; and

•	a decrease in impairment, restructuring and other charges as a result of lower costs associated with Project Catalyst.

The decrease in gross profit rate for fiscal 2018 as compared to fiscal 2017 was primarily driven by:

•	an unfavorable net impact from acquisitions in our Hawthorne segment, primarily from Sunlight Supply, Agrolux and Can-Filters;

•	higher transportation costs included within “volume, product mix and other” associated with our U.S. Consumer, Hawthorne and Other segments;

•	unfavorable leverage of fixed costs such as warehousing driven by lower sales volumes in our U.S. Consumer and Hawthorne segments excluding the impact of acquisitions;

•	unfavorable product mix in our U.S. Consumer segment due to decreased sales of fertilizer and plant food products;

•	decreased pricing in our U.S. Consumer segment driven by higher customer rebates and sales mix;

•	a decrease in net sales associated with the Roundup® marketing agreement; and

•	an increase in impairment, restructuring and other charges related to facility closures, impairment of property, plant and equipment and employee termination benefits associated with Project Catalyst.
Selling, General and Administrative Expenses
The following table sets forth the components of selling, general and administrative expenses (“SG&A”):

	Year Ended September 30,
	2019	2018	2017
	(In millions, except percentage figures)
Advertising	$120.3	$104.2	$123.0
Advertising as a percentage of net sales	3.8%	3.9%	4.7%
Research and development	39.6	42.5	39.9
Share-based compensation	38.4	40.4	25.2
Amortization of intangibles	32.9	28.9	21.9
Other selling, general and administrative	370.1	324.1	340.9
	$601.3	$540.1	$550.9
SG&A increased $61.2 million, or 11.3%, during fiscal 2019 compared to fiscal 2018. Advertising expense increased $16.1 million, or 15.5%, during fiscal 2019 driven by increased media spending in our U.S. Consumer segment. Share-based compensation expense decreased $2.0 million, or 5.0%, in fiscal 2019 due to a more significant increase in the expected payout percentage on long-term performance-based awards during fiscal 2018 as compared to fiscal 2019. Amortization expense increased $4.0 million, or 13.8%, in fiscal 2019 due to the impact of recent acquisitions. Other SG&A increased $46.0 million, or 14.2%, in fiscal 2019 driven by higher short-term variable cash incentive compensation expense of $33.3 million and the impact of recent acquisitions of $11.8 million.
SG&A decreased $10.8 million, or 2.0%, during fiscal 2018 compared to fiscal 2017. Advertising expense decreased $18.8 million, or 15.3%, during fiscal 2018 as our U.S. Consumer segment increased customer promotional spending with certain retailers, which is recorded as a reduction of net sales, and decreased SG&A media spending. Share-based compensation expense increased $15.2 million, or 60.3%, in fiscal 2018 due to an increase in the expected payout percentage on long-term performance-based awards as a result of strong cash flow performance. Amortization expense increased $7.0 million, or 32.0%, in fiscal 2018 due to the impact of recent acquisitions. Other SG&A decreased $16.8 million, or 4.9%, in fiscal 2018 due to lower short-term variable cash incentive compensation expense of $19.3 million as a result of decreased operating income in fiscal 2018 and lower selling, marketing and fringe benefit expenses of $12.3 million, partially offset by the impact of recent acquisitions of $14.7 million and increased headcount and integration costs for our hydroponic business.

Impairment, Restructuring and Other
The following table sets forth the components of impairment, restructuring and other charges (recoveries) recorded in the “Cost of sales—impairment, restructuring and other,” “Impairment, restructuring and other” and “Income (loss) from discontinued operations, net of tax” lines in the Consolidated Statements of Operations:

	Year Ended September 30,
	2019	2018	2017
	(In millions)
Cost of sales—impairment, restructuring and other:
Restructuring and other charges	$5.1	$12.3	$—
Property, plant and equipment impairments	0.8	8.2	—
Operating expenses:
Restructuring and other charges, net	7.4	20.2	3.9
Goodwill and intangible asset impairments	—	112.1	1.0
Impairment, restructuring and other charges from continuing operations	$13.3	$152.8	$4.9
Restructuring and other charges (recoveries) from discontinued operations	(35.8)	86.8	15.9
Total impairment, restructuring and other charges (recoveries)	$(22.5)	$239.6	$20.8
Project Catalyst
In connection with the acquisition of Sunlight Supply during the third quarter of fiscal 2018, we announced the launch of an initiative called Project Catalyst, which is a company-wide restructuring effort to reduce operating costs throughout our U.S. Consumer, Hawthorne and Other segments and drive synergies from acquisitions within our Hawthorne segment. During fiscal 2019, we incurred charges of $13.7 million related to Project Catalyst. We incurred charges of $1.1 million in our U.S. Consumer segment, $4.2 million in our Hawthorne segment and $0.6 million in our Other segment in the “Cost of sales—impairment, restructuring and other” line in the Consolidated Statements of Operations during fiscal 2019 related to employee termination benefits, facility closure costs and impairment of property, plant and equipment. We incurred charges of $0.5 million in our U.S. Consumer segment, $3.9 million in our Hawthorne segment, $0.6 million in our Other segment and $2.8 million at Corporate in the “Impairment, restructuring and other” line in the Consolidated Statements of Operations during fiscal 2019 related to employee termination benefits and facility closure costs.
During fiscal 2018, we incurred charges of $29.4 million related to Project Catalyst. We incurred charges of $8.2 million in our U.S. Consumer segment and $12.4 million in our Hawthorne segment in the “Cost of sales—impairment, restructuring and other” line in the Consolidated Statements of Operations during fiscal 2018 related to employee termination benefits, facility closure costs and impairment of property, plant and equipment. We incurred charges of $3.4 million in our U.S. Consumer segment and $5.4 million in our Hawthorne segment in the “Impairment, restructuring and other” line in the Consolidated Statements of Operations during fiscal 2018 related to employee termination benefits.
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
On August 31, 2017, we completed the sale of the International Business. Refer to “NOTE 3. DISCONTINUED OPERATIONS” for more information. During fiscal 2018 and fiscal 2017, we recognized $1.8 million and $15.5 million, respectively, in transaction related costs associated with the sale of the International Business as well as termination benefits and facility closure costs of zero and $(0.4) million, respectively, in the “Income (loss) from discontinued operations, net of tax” line in the Consolidated Statements of Operations.
Other
During fiscal 2019, we recognized a favorable adjustment of $22.5 million as a result of the final resolution of the previously disclosed settlement agreement related to the In re Morning Song Bird Food Litigation legal matter in the “Income (loss) from discontinued operations, net of tax” line in the Consolidated Statements of Operations. In addition, during fiscal 2019, we recognized insurance recoveries of $13.4 million related to this matter in the “Income (loss) from discontinued operations, net of tax” line in the Consolidated Statements of Operations. During fiscal 2018, we recognized a pre-tax charge of $85.0 million for a probable loss related to this matter in the “Income (loss) from discontinued operations, net of tax” line in the Consolidated Statements of Operations. Refer to “NOTE 20. CONTINGENCIES” for more information.
During fiscal 2019, we recognized a favorable adjustment of $0.4 million related to the previously disclosed legal matter In re Scotts EZ Seed Litigation in the “Impairment, restructuring and other” line in the Consolidated Statements of Operations. During fiscal 2018, we recognized a charge of $11.7 million for a probable loss related to this matter in the “Impairment, restructuring and other” line in the Consolidated Statements of Operations. Refer to “NOTE 20. CONTINGENCIES” for more information.
During fiscal 2018, we recognized a non-cash impairment charge of $94.6 million related to a goodwill impairment in our Hawthorne segment in the “Impairment, restructuring and other” line in the Consolidated Statements of Operations as a result of the Company’s annual fourth quarter quantitative goodwill impairment test. Refer to “NOTE 5. GOODWILL AND INTANGIBLE ASSETS, NET” for more information.
During fiscal 2018, we recognized a non-cash impairment charge of $17.5 million related to the settlement of a portion of certain previously acquired customer relationships due to the acquisition of Sunlight Supply in the “Impairment, restructuring and other” line in the Consolidated Statement of Operations. Refer to “NOTE 8. ACQUISITIONS AND INVESTMENTS” for more information.
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
Other (Income) Expense, net
Other (income) expense, net is comprised of activities outside our normal business operations, such as royalty income from the licensing of certain of our brand names, foreign exchange transaction gains and losses and gains and losses from the disposition of non-inventory assets. Other (income) expense, net was $1.3 million, $(6.7) million and $(16.6) million in fiscal 2019, fiscal 2018 and fiscal 2017, respectively. The decrease for fiscal 2019 was primarily due to foreign currency transactional losses, a decrease in royalty income earned from Exponent related to its use of our brand names following the divestiture of the International Business due to the adoption of the amended revenue recognition accounting guidance and losses on long-lived assets. The decrease for fiscal 2018 was due to interest income of $10.0 million on loans receivable that was classified in the “Other (income) expense, net” line in the Consolidated Statements of Operations in fiscal 2017 but was classified in the “Other non-operating (income) expense, net” line in the Consolidated Statements of Operations in fiscal 2018, as well as a decrease in royalty income earned from the TruGreen Joint Venture related to its use of our brand names following the divestiture of the SLS Business, partially offset by an increase in royalty income earned from Exponent related to its use of our brand names following the divestiture of the International Business.
Income from Operations
Income from operations was $409.6 million in fiscal 2019, an increase of 105.9% from fiscal 2018 income from operations of $198.9 million. The increase was driven by higher net sales and lower impairment, restructuring and other charges, partially offset by a decrease in gross profit rate, higher SG&A and a decrease in other income.
Income from operations was $198.9 million in fiscal 2018, a decrease of 54.1% from fiscal 2017 income from operations of $433.4 million. The decrease was driven by higher impairment, restructuring and other charges, a decrease in gross profit and a decrease in other income, partially offset by lower SG&A.
Equity in (Income) Loss of Unconsolidated Affiliates
Equity in (income) loss of unconsolidated affiliates was $(3.3) million, $(4.9) million and $29.0 million in fiscal 2019, fiscal 2018 and fiscal 2017, respectively. The decrease for fiscal 2019 was attributable to the sale of our noncontrolling equity interest in the IT&O Joint Venture on April 1, 2019.
Fiscal 2017 included our share of restructuring and other charges incurred by the TruGreen Joint Venture of $25.2 million. These charges included $1.3 million for transaction costs, $12.1 million for nonrecurring integration and separation costs, $7.2 million of costs associated with the TruGreen Joint Venture’s August 2017 debt refinancing and $4.6 million for a non-cash purchase accounting fair value write-down adjustment related to deferred revenue and advertising.

Interest Expense
Interest expense was $101.8 million in fiscal 2019, an increase of 17.8% from fiscal 2018 interest expense of $86.4 million. The increase was driven by an increase in average borrowings of $111.9 million and an increase in our weighted average interest rate of 50 basis points. The increase in average borrowings was driven by our acquisition activity and Common Share repurchase activity during fiscal 2018, partially offset by the application of the proceeds from the sale of our equity interests in the TruGreen Joint Venture and the IT&O Joint Venture to reduce our indebtedness. The increase in our weighted average interest rate was driven by higher borrowing rates.
Interest expense was $86.4 million in fiscal 2018, an increase of 13.5% from fiscal 2017 interest expense of $76.1 million. The increase was driven by an increase in average borrowings of $332.8 million, partially offset by a decrease in our weighted average interest rate of 24 basis points. The increase in average borrowings was driven by acquisition activity and an increase in repurchases of our Common Shares during fiscal 2018.
Other Non-Operating (Income) Expense, net
Other non-operating (income) expense, net was $(270.5) million, $1.7 million and $13.4 million in fiscal 2019, fiscal 2018 and fiscal 2017, respectively.
On March 19, 2019, we entered into an agreement under which we sold all of our approximately 30% equity interest in the TruGreen Joint Venture. In connection with this transaction, we received cash proceeds of $234.2 million related to the sale of our equity interest in the TruGreen Joint Venture and $18.4 million related to the payoff of second lien term loan financing, which was previously recorded in the “Other assets” line in the Consolidated Balance Sheets. During fiscal 2019, we also received a distribution from the TruGreen Joint Venture intended to cover certain required tax payments of $3.5 million, which was classified as an investing activity in the Consolidated Statements of Cash Flows. During fiscal 2019, we recognized a pre-tax gain of $259.8 million related to this sale. The cash proceeds were applied to reduce our indebtedness. During fiscal 2019, we made cash tax payments of $99.5 million associated with this disposition.
On April 1, 2019, we sold all of our noncontrolling equity interest in the IT&O Joint Venture for cash proceeds of $36.6 million. During fiscal 2019, we recognized a pre-tax gain of $2.9 million related to this sale. During fiscal 2019, we received a distribution of net earnings from the IT&O Joint Venture of $4.9 million, which was classified as an operating activity in the Consolidated Statements of Cash Flows.
During the second quarter of fiscal 2019, we recognized a charge of $2.5 million related to the write-off of accumulated foreign currency translation loss adjustments of a foreign subsidiary that was substantially liquidated as part of Project Catalyst.
As a result of the enactment of H.R.1 (the “Act,” formerly known as the “Tax Cuts and Jobs Act”) on December 22, 2017, we repatriated cash from a foreign subsidiary during the second quarter of fiscal 2018 resulting in the liquidation of substantially all of the assets of the subsidiary and the write-off of accumulated foreign currency translation loss adjustments of $11.7 million. This was partially offset by interest income on loans receivable of $10.0 million that was classified in the “Other non-operating (income) expense, net” line in the Consolidated Statements of Operations in fiscal 2018, but was classified in the “Other income, net” line in the Consolidated Statements of Operations in fiscal 2017.
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

Income Tax Expense (Benefit) from Continuing Operations
A reconciliation of the federal corporate income tax rate and the effective tax rate on income from continuing operations before income taxes is summarized below:

	Year Ended September 30,
	2019	2018	2017
Statutory income tax rate	21.0%	24.5%	35.0%
Effect of foreign operations	0.3	7.4	3.1
State taxes, net of federal benefit	1.8	6.5	2.9
Domestic Production Activities Deduction permanent difference	—	(4.4)	(3.1)
Effect of other permanent differences	(0.2)	(3.0)	0.4
Research and Experimentation and other federal tax credits	(0.3)	(1.7)	(0.4)
Effect of tax contingencies	1.9	1.3	0.9
Effect of tax reform	—	(38.7)	—
Other	0.4	(2.2)	(1.8)
Effective income tax rate	24.9%	(10.3)%	37.0%
On December 22, 2017, the Act was signed into law. The Act provides for significant changes to the U.S. Internal Revenue Code of 1986, as amended (the “Code”). Among other items, the Act implements a territorial tax system, imposed a one-time transition tax on deemed repatriated earnings of foreign subsidiaries, and reduces the federal corporate statutory tax rate to 21% effective January 1, 2018. As our fiscal year end falls on September 30, the federal corporate statutory tax rate for fiscal 2018 was prorated to 24.5%, with the statutory rate for fiscal 2019 and beyond at 21%. Included in the effective tax rate for fiscal 2018 are one-time impacts related to the tax law change of $42.8 million. These include a one-time $44.6 million net tax benefit adjustment reflecting the revaluation of our net deferred tax liability at the lower tax rate. In addition, we recognized a one-time tax expense on deemed repatriated earnings and cash of foreign subsidiaries as required by the Act of $21.2 million, partially offset by the recognition and application of foreign tax credits associated with these foreign subsidiaries of $18.2 million. We also reduced the value of deferred tax liabilities associated with the write-off of previously acquired customer relationship intangible assets by $7.3 million, which was recognized in the “Income tax expense (benefit) from continuing operations” line in the Consolidated Statement of Operations in fiscal 2018. During the fourth quarter of fiscal 2018, we recognized a non-cash goodwill impairment charge of $94.6 million, of which $20.0 million was not tax-deductible.
Income from Continuing Operations
Income from continuing operations was $436.7 million, or $7.77 per diluted share, in fiscal 2019 compared to $127.6 million, or $2.23 per diluted share, in fiscal 2018. The increase was driven by higher net sales, lower impairment, restructuring and other charges and an increase in other non-operating income, partially offset by a lower gross profit rate, higher SG&A, decreased other income and an increase in interest expense.
Diluted average common shares used in the diluted income per common share calculation were 56.3 million for fiscal 2019 compared to 57.1 million for fiscal 2018. The decrease was primarily the result of Common Share repurchase activity during fiscal 2018, partially offset by the exercise and issuance of share-based compensation awards and the payment of a portion of the purchase price of Sunlight Supply in Common Shares. Dilutive equivalent shares for fiscal 2019 and fiscal 2018 were 0.8 million and 0.9 million, respectively.
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
Income (Loss) from Discontinued Operations, net of tax
Income (loss) from discontinued operations, net of tax, was $23.5 million, $(63.9) million and $20.5 million for fiscal 2019, fiscal 2018 and fiscal 2017, respectively.

During fiscal 2019, we recognized a favorable pre-tax adjustment of $22.5 million as a result of the final resolution of the previously disclosed settlement agreement related to the In re Morning Song Bird Food Litigation legal matter and recognized insurance recoveries of $13.4 million related to this matter. During fiscal 2018, we recognized a pre-tax charge of $85.0 million for a probable loss related to this matter. Refer to “NOTE 20. CONTINGENCIES” for more information.
During fiscal 2017, we recorded a gain on the sale of the International Business of $32.7 million, partially offset by the provision for income taxes of $12.0 million. During fiscal 2018, we recorded a reduction to the pre-tax gain of $0.7 million related to the resolution of post-closing working capital adjustments. During fiscal 2018 and fiscal 2017, we recognized $1.8 million and $15.5 million, respectively, in transaction related costs associated with the sale of the International Business. Refer to “NOTE 3. DISCONTINUED OPERATIONS” for more information.
Segment Results
We divide our business into three reportable segments: U.S. Consumer, Hawthorne and Other. U.S. Consumer consists of our consumer lawn and garden business located in the geographic United States. Hawthorne consists of our indoor, urban and hydroponic gardening business. Other consists of our consumer lawn and garden business in geographies other than the U.S. and our product sales to commercial nurseries, greenhouses and other professional customers. In addition, Corporate consists of general and administrative expenses and certain other income and expense items not allocated to the business segments. This identification of reportable segments is consistent with how the segments report to and are managed by our chief operating decision maker.
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
The following table sets forth net sales by segment:

	Year Ended September 30,
	2019	2018	2017
	(In millions)
U.S. Consumer	$2,281.1	$2,109.6	$2,160.5
Hawthorne	671.2	344.9	287.2
Other	203.7	208.9	194.4
Consolidated	$3,156.0	$2,663.4	$2,642.1
The following table sets forth Segment Profit as well as a reconciliation to income from continuing operations before income taxes, the most directly comparable GAAP measure:

	Year Ended September 30,
	2019	2018	2017
	(In millions)
U.S. Consumer	$527.8	$496.6	$521.5
Hawthorne	53.5	(6.1)	35.5
Other	10.3	11.2	13.4
Total Segment Profit (Non-GAAP)	591.6	501.7	570.4
Corporate	(135.3)	(120.8)	(109.6)
Intangible asset amortization	(33.4)	(29.2)	(22.5)
Impairment, restructuring and other	(13.3)	(152.8)	(4.9)
Equity in income (loss) of unconsolidated affiliates (a)	3.3	4.9	(29.0)
Interest expense	(101.8)	(86.4)	(76.1)
Other non-operating income (expense), net	270.5	(1.7)	(13.4)
Income from continuing operations before income taxes (GAAP)	$581.6	$115.7	$314.9

(a)
Included within equity in income (loss) of unconsolidated affiliates for fiscal 2017 are charges of $25.2 million, which represent our share of restructuring and other charges incurred by the TruGreen Joint Venture.

U.S. Consumer
U.S. Consumer segment net sales were $2,281.1 million in fiscal 2019, an increase of 8.1% from fiscal 2018 net sales of $2,109.6 million. The increase was driven by the favorable impacts of volume and pricing of 6.3% and 1.8%, respectively. Increased sales volume for fiscal 2019 was driven by increased sales of soils, mulch, grass seed and fertilizer products.
U.S. Consumer Segment Profit was $527.8 million in fiscal 2019, an increase of 6.3% from fiscal 2018 Segment Profit of $496.6 million. The increase for fiscal 2019 was primarily due to higher net sales, partially offset by higher SG&A and lower other income.
U.S. Consumer segment net sales were $2,109.6 million in fiscal 2018, a decrease of 2.4% from fiscal 2017 net sales of $2,160.5 million. The decrease was driven by the unfavorable impacts of volume and pricing of 1.0% and 1.4%, respectively. Decreased sales volume for fiscal 2018 was driven by decreased sales of fertilizer, controls and plant food products, partially offset by increased sales of soils and grass seed products. Decreased pricing for fiscal 2018 was primarily driven by higher customer rebates and sales mix.
U.S. Consumer Segment Profit was $496.6 million in fiscal 2018, a decrease of 4.8% from fiscal 2017 Segment Profit of $521.5 million. The decrease for fiscal 2018 was primarily due to a decrease in net sales, gross profit rate and interest income that was classified in the “Other non-operating (income) expense, net” line in the Consolidated Statements of Operations, partially offset by lower SG&A.
Hawthorne
Hawthorne segment net sales were $671.2 million in fiscal 2019, an increase of 94.6% from fiscal 2018 net sales of $344.9 million. The increase was driven by the favorable impacts of acquisitions and volume of 67.1% and 31.7%, respectively, partially offset by the unfavorable impacts of pricing and changes in foreign exchange rates of 2.2% and 2.0%, respectively.
Hawthorne Segment Profit was $53.5 million in fiscal 2019 as compared to fiscal 2018 Segment Loss of $6.1 million. The increase for fiscal 2019 was driven by higher net sales, gross profit rate, cost savings and other synergies as a result of Project Catalyst activities.
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
Hawthorne Segment Loss was $6.1 million in fiscal 2018 as compared to fiscal 2017 Segment Profit of $35.5 million. The decrease for fiscal 2018 was primarily due to a decrease in gross profit rate and higher SG&A, partially offset by increased net sales driven by acquisitions. Segment Loss for fiscal 2018 included increased cost of goods sold related to acquisition date inventory fair value adjustments and increased deal costs related to the acquisition of Sunlight Supply.
Other
Other segment net sales were $203.7 million in fiscal 2019, a decrease of 2.5% from fiscal 2018 net sales of $208.9 million. The decrease was driven by the unfavorable impacts of foreign exchange rates and volume of 2.9% and 1.8%, respectively, partially offset by the favorable impact of pricing of 2.2%. The decrease in sales volume for fiscal 2019 was driven by the closure of our business in Mexico.
Other Segment Profit was $10.3 million in fiscal 2019, a decrease of 8.0% from fiscal 2018 Segment Profit of $11.2 million. The decrease was due to lower net sales and lower other income, partially offset by a higher gross profit rate.
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
Corporate
Corporate expenses were $135.3 million in fiscal 2019, an increase of 12.0% from fiscal 2018 expenses of $120.8 million. The increase was primarily due to higher short-term variable cash incentive compensation expense and a decrease in royalty income earned from Exponent related to its use of our brand names following our divestiture of the International Business due to the adoption of the amended revenue recognition accounting guidance, partially offset by a decrease in expense related to long-term performance-based awards due to a more significant increase in the expected payout percentage during fiscal 2018 as compared to fiscal 2019.

Corporate expenses were $120.8 million in fiscal 2018, an increase of 10.2% from fiscal 2017 expenses of $109.6 million. The increase was primarily driven by higher share-based compensation expense due to an increase in the expected payout percentage on long-term performance-based awards, a decrease in royalty income earned from the TruGreen Joint Venture related to its use of our brand names following the divestiture of the SLS Business and interest income that was classified in the “Other non-operating (income) expense, net” line in the Consolidated Statements of Operations for fiscal 2018, partially offset by lower variable incentive compensation expense and an increase in royalty income earned from Exponent related to its use of our brand names following our divestiture of the International Business.

Liquidity and Capital Resources
The following table summarizes cash activities for the years ended September 30:

	2019	2018	2017
Net cash provided by operating activities	$226.8	$342.5	$363.2
Net cash provided by (used in) investing activities	255.2	(580.7)	22.4
Net cash (used in) provided by financing activities	(496.5)	151.2	(316.8)
Operating Activities
Cash provided by operating activities totaled $226.8 million for fiscal 2019, a decrease of $115.7 million as compared to cash provided by operating activities of $342.5 million for fiscal 2018. This decrease was driven by tax payments made in connection with the sale of our equity interest in the TruGreen Joint Venture of $99.5 million, payments made in connection with litigation settlements of $73.9 million partially offset by insurance reimbursements of $13.4 million, the timing of customer rebate payments, an increase in interest payments and higher SG&A, partially offset by increased net sales, lower short-term variable cash incentive payouts and a distribution of net earnings from the IT&O Joint Venture.
Cash provided by operating activities totaled $342.5 million for fiscal 2018, a decrease of $20.7 million as compared to cash provided by operating activities of $363.2 million for fiscal 2017. This decrease was driven by a decrease in gross profit and an increase in interest paid, partially offset by a decrease in income taxes paid, a decrease in payments related to restructuring activities, lower SG&A, the timing of customer rebate payments and cash used in operating activities associated with the International Business during fiscal 2017.
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
Investing Activities
Cash provided by investing activities totaled $255.2 million for fiscal 2019 as compared to cash used in investing activities of $580.7 million for fiscal 2018. During fiscal 2019, we sold our equity interest in the TruGreen Joint Venture for cash proceeds of $234.2 million related to the sale of the equity interest and $18.4 million related to the payoff of second lien term loan financing, and we sold our equity interest in the IT&O Joint Venture for cash proceeds of $36.6 million. Cash used for investments in property, plant and equipment during fiscal 2019 was $42.4 million. During fiscal 2019, we paid a post-closing net working capital adjustment obligation of $6.6 million related to the fiscal 2018 acquisition of Sunlight Supply and we received cash of $7.0 million associated with currency forward contracts.
Cash used in investing activities totaled $580.7 million for fiscal 2018 as compared to cash provided by investing activities of $22.4 million for fiscal 2017. Cash used for investments in property, plant and equipment during fiscal 2018 was $68.2 million. During fiscal 2018, we completed the acquisitions of Sunlight Supply and Can-Filters which included cash payments of $492.9 million, paid a post-closing working capital adjustment obligation of $35.3 million related to the sale of the International Business and received cash of $13.5 million associated with currency forward contracts.
For the three fiscal years ended September 30, 2019, our capital spending was allocated as follows: 68% for expansion and maintenance of existing productive assets; 9% for new productive assets; 11% to expand our information technology and transformation and integration capabilities; and 12% for corporate assets. We expect fiscal 2020 capital expenditures to be consistent with our recent capital spending amounts and allocations.

Financing Activities
Cash used in financing activities totaled $496.5 million in fiscal 2019 as compared to cash provided by financing activities of $151.2 million in fiscal 2018. This change was the result of net repayments under our Fifth A&R Credit Facilities of $389.3 million during fiscal 2019 driven by proceeds from the sale of our equity interests in the TruGreen Joint Venture and the IT&O Joint Venture that were used to reduce our indebtedness and an increase in cash received from the exercise of stock options of $10.9 million, as compared to net borrowings under our Fifth A&R Credit Facilities of $674.1 million during fiscal 2018 driven by the acquisitions of Sunlight Supply and Can-Filters, repurchases of our Common Shares of $327.7 million and a cash outflow of $70.7 million related to the acquisition of the remaining 25% noncontrolling interest in Gavita during fiscal 2018.
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
Cash and Cash Equivalents
Our cash and cash equivalents were held in cash depository accounts with major financial institutions around the world or invested in high quality, short-term liquid investments having original maturities of three months or less. The cash and cash equivalents balances of $18.8 million and $33.9 million at September 30, 2019 and 2018, respectively, included $7.2 million and $17.7 million, respectively, held by controlled foreign corporations. As of September 30, 2019, we maintain our assertion of indefinite reinvestment of the earnings of all material foreign subsidiaries with the exception of the cumulative earnings of Scotts Luxembourg Sarl, which are generally taxed on a current basis under “Subpart F” of the Code which prevents deferral of recognition of U.S. taxable income through the use of foreign entities.
Borrowing Agreements
Credit Facilities
Our primary sources of liquidity are cash generated by operations and borrowings under our credit facilities, which are guaranteed by substantially all of Scotts Miracle-Gro’s domestic subsidiaries. We maintain a fifth amended and restated credit agreement (the “Fifth A&R Credit Agreement”) that provides senior secured loan facilities in the aggregate principal amount of $2.3 billion, comprised of a revolving credit facility of $1.5 billion and a term loan in the original principal amount of $800.0 million (the “Fifth A&R Credit Facilities”). The Fifth A&R Credit Agreement will terminate on July 5, 2023. The revolving credit facility is available for issuance of letters of credit up to $75.0 million.
At September 30, 2019, we had letters of credit outstanding in the aggregate principal amount of $26.7 million, and $1,326.2 million of borrowing availability under the Fifth A&R Credit Agreement. The weighted average interest rates on average borrowings under the Fifth A&R Credit Agreement and the former credit agreement were 4.6%, 4.0% and 3.9% for fiscal 2019, fiscal 2018 and fiscal 2017, respectively.
The Fifth A&R Credit Agreement contains, among other obligations, an affirmative covenant regarding our leverage ratio on the last day of each quarter calculated as average total indebtedness, divided by our earnings before interest, taxes, depreciation and amortization (“EBITDA”), as adjusted pursuant to the terms of the Fifth A&R Credit Agreement (“Adjusted EBITDA”). The maximum leverage ratio is: (i) 5.00 for the third quarter of fiscal 2019 through the first quarter of fiscal 2020; (ii) 4.75 for the second quarter of fiscal 2020 through the fourth quarter of fiscal 2020; and (iii) 4.50 for the first quarter of fiscal 2021 and thereafter. Our leverage ratio was 3.67 at September 30, 2019. The Fifth A&R Credit Agreement also contains an affirmative covenant regarding our interest coverage ratio determined as of the end of each of its fiscal quarters. The interest coverage ratio is calculated as Adjusted EBITDA divided by interest expense, as described in the Fifth A&R Credit Agreement, and excludes costs related to refinancings. The minimum interest coverage ratio was 3.00 for the twelve months ended September 30, 2019. Our interest coverage ratio was 5.78 for the twelve months ended September 30, 2019. As of September 30, 2019, we were in compliance with these financial covenants.
The Fifth A&R Credit Agreement allows us to make unlimited restricted payments (as defined in the Fifth A&R Credit Agreement), including dividend payments and Common Share repurchases, as long as the leverage ratio resulting from the making of such restricted payments is 4.00 or less. Otherwise, we may make further restricted payments in an aggregate amount for each fiscal year not to exceed the amount set forth in the Fifth A&R Credit Agreement for such fiscal year ($200.0 million for fiscal 2019 and $225.0 million for fiscal 2020 and thereafter). We continue to monitor our compliance with the leverage ratio, interest coverage ratio and other covenants contained in the Fifth A&R Credit Agreement and, based upon our current operating assumptions, we expect to remain in compliance with the permissible leverage ratio and interest coverage ratio throughout fiscal 2020. However, an unanticipated shortfall in earnings, an increase in net indebtedness or other factors could materially affect our ability to remain in compliance with the financial or other covenants of our credit agreement, potentially causing us to have to seek an amendment or waiver from our lending group which could result in repricing of our credit facilities. While we believe we have good relationships with our lending group, we can provide no assurance that such a request would result in a modified or replacement credit agreement on reasonable terms, if at all.
Senior Notes
At September 30, 2019, we had senior notes outstanding of $250.0 million aggregate principal amount of 5.250% Senior Notes due 2026 (the “5.250% Senior Notes”) and $400.0 million aggregate principal amount of 6.000% Senior Notes due 2023 (the “6.000% Senior Notes”). These senior notes represent general unsecured senior obligations and rank equal in right of payment with our existing and future unsecured senior debt. Substantially all of our domestic subsidiaries serve as guarantors of the 5.250% and 6.000% Senior Notes.
On October 22, 2019, we issued $450.0 million aggregate principal amount of 4.500% Senior Notes due 2029. The net proceeds of the offering were used to redeem all of our outstanding 6.000% Senior Notes and for general corporate purposes. The 4.500% Senior Notes represent general unsecured senior obligations and rank equal in right of payment with our existing and future unsecured senior debt. Substantially all of our domestic subsidiaries serve as guarantors of the 4.500% Senior Notes.
On October 23, 2019, we redeemed all of our outstanding 6.000% Senior Notes for a redemption price of $412.5 million, comprised of $0.5 million of accrued and unpaid interest, $12.0 million of redemption premium, and $400.0 million for outstanding principal amount. The $12.0 million redemption premium will be recognized in our first quarter of fiscal 2020. As of September 30, 2019, we classified the $400.0 million of 6.000% Senior Notes as long-term debt on the Consolidated Balance Sheet. Additionally, we had $3.1 million in unamortized bond issuance costs as of September 30, 2019, which are expected to be written-off in the first quarter of fiscal 2020.
Receivables Facility
We also maintain a master repurchase agreement that allows us to sell a portfolio of available and eligible outstanding customer accounts receivable to the purchasers and simultaneously agree to repurchase the receivables on a weekly basis. The eligible accounts receivable consist of accounts receivable generated by sales to three specified customers. The eligible amount of customer accounts receivables which may be sold under the Receivables Facility is $400.0 million and the commitment amount during the seasonal commitment period is $160.0 million. This agreement expires on August 21, 2020.
We account for the sale of receivables under the Receivables Facility as short-term debt and continue to carry the receivables on our Consolidated Balance Sheet, primarily as a result of our requirement to repurchase receivables sold. As of September 30, 2019 and 2018, there were $76.0 million in borrowings on receivables pledged as collateral under the Receivables Facility, and the carrying value of the receivables pledged as collateral was $84.5 million. As of September 30, 2019 and 2018, there was $0.1 million and $0.4 million, respectively, of availability under the Receivables Facility.
Interest Rate Swap Agreements
We enter into interest rate swap agreements with major financial institutions as a means to hedge our variable interest rate risk on our Fifth A&R Credit Agreement. The swap agreements had a maximum total U.S. dollar equivalent notional amount of $850.0 million and $800.0 million at September 30, 2019 and 2018, respectively. Interest payments made between the effective date and expiration date are hedged by the swap agreements, except as noted below. The notional amount, effective date, expiration date and rate of each of these swap agreements outstanding at September 30, 2019 are shown in the table below:

Notional Amount (in millions)		Effective Date (a)	Expiration Date	Fixed Rate
250	(b)	1/8/2018	6/8/2020	2.09%
100		6/20/2018	10/20/2020	2.15%
200	(b)	11/7/2018	6/7/2021	2.87%
100		11/7/2018	7/7/2021	2.96%
200		11/7/2018	10/7/2021	2.98%

(a)	The effective date refers to the date on which interest payments were first hedged by the applicable swap agreement.

(b)	Notional amount adjusts in accordance with a specified seasonal schedule. This represents the maximum notional amount at any point in time.

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
Contractual Obligations
The following table summarizes our future cash outflows for contractual obligations as of September 30, 2019:

		Payments Due by Period
Contractual Cash Obligations	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
	(In millions)
Debt obligations	$1,633.5	$126.0	$80.3	$1,177.2	$250.0
Interest expense on debt obligations	344.6	74.9	147.5	89.3	32.9
Capital lease obligations	32.6	3.0	7.0	7.2	15.4
Operating lease obligations	157.1	52.8	68.4	23.3	12.6
Purchase obligations	457.7	228.7	200.0	27.0	2.0
Other, primarily retirement plan obligations	141.9	10.5	25.6	26.4	79.4
Total contractual cash obligations	$2,767.4	$495.9	$528.8	$1,350.4	$392.3
We had long-term debt obligations and interest payments due primarily under the 5.250% Senior Notes, 6.000% Senior Notes and our credit facilities. Amounts in the table represent scheduled future maturities of long-term debt principal for the periods indicated. The impacts of the issuance of the 4.500% Senior Notes and the redemption of the 6.000% Senior Notes are not reflected in the table as these events took place subsequent to September 30, 2019.
The interest payments for our credit facilities are based on outstanding borrowings as of September 30, 2019. Actual interest expense will likely be higher due to the seasonality of our business and associated higher average borrowings.
Purchase obligations primarily represent commitments for materials used in our manufacturing processes, including urea and packaging, as well as commitments for warehouse services, grass seed and out-sourced information services which comprise the unconditional purchase obligations disclosed in “NOTE 19. COMMITMENTS” of the Notes to Consolidated Financial Statements included in this Annual Report on Form 10-K.
Other obligations include actuarially determined retiree benefit payments and pension funding to comply with local funding requirements. Pension funding requirements beyond fiscal 2019 are based on preliminary estimates using actuarial assumptions determined as of September 30, 2019. The above table excludes liabilities for unrecognized tax benefits and insurance accruals as we are unable to estimate the timing of payments for these items.
Off-Balance Sheet Arrangements
At September 30, 2019, we have letters of credit in the aggregate face amount of $26.7 million outstanding.

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
Critical Accounting Policies and Estimates
The preparation of financial statements requires management to use judgment and make estimates that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosures of contingent assets and liabilities. On an ongoing basis, we evaluate our estimates, including those related to customer programs and incentives, product returns, bad debts, inventories, intangible assets, income taxes, restructuring, environmental matters, contingencies and litigation. By their nature, these judgments are subject to uncertainty. We base our estimates on historical experience and on various other sources that we believe to be reasonable under the circumstances.
Certain accounting policies are particularly significant, including those related to revenue recognition, income taxes, inventories, goodwill and intangibles, certain associate benefits and contingencies. Our critical accounting policies are reviewed periodically with the Audit Committee of the Board of Directors of Scotts Miracle-Gro.
Revenue Recognition and Promotional Allowances
Our revenue is primarily generated from sales of branded and private label lawn and garden care and indoor and hydroponic gardening finished products. Product sales are recognized at a point in time when control of products transfers to customers and we have no further obligation to provide services related to such products. Sales are typically recognized when products are delivered to or picked up by the customer. We are generally the principal in a transaction, therefore revenue is primarily recorded on a gross basis. Revenue for product sales is recorded net of sales returns and allowances. Revenues are measured based on the amount of consideration that we expect to receive as derived from a list price, reduced by estimates for variable consideration. Variable consideration includes the cost of current and continuing promotional programs and expected sales returns.
Our promotional programs primarily include rebates based on sales volumes, in-store promotional allowances, cooperative advertising programs, direct consumer rebate programs and special purchasing incentives. The cost of promotional programs is estimated considering all reasonably available information, including current expectations and historical experience. Promotion costs (including allowances and rebates) incurred during the year are expensed to interim periods in relation to revenues and are recorded as a reduction of net sales. Provisions for estimated returns and allowances are recorded at the time revenue is recognized based on historical rates and are periodically adjusted for known changes in return levels. Shipping and handling costs are accounted for as contract fulfillment costs and included in the “Cost of sales” line in the Consolidated Statements of Operations. We exclude from revenue any amounts collected from customers for sales or other taxes.
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

Inventories
Inventories are stated at the lower of cost or net realizable value, principally determined by the first in, first out method of accounting. Inventories acquired through the acquisition of or subsequently produced by Sunlight Supply, which represent approximately 22% of our consolidated inventories, were initially recorded at fair value at the date of the acquisition and subsequently were measured using the average costing method of inventory valuation. Inventories include the cost of raw materials, labor, manufacturing overhead and freight and in-bound handling costs incurred to pre-position goods in our warehouse network. We make provisions for obsolete or slow-moving inventories as necessary to properly reflect inventory at the lower of cost or net realizable value. Adjustments to net realizable value for excess and obsolete inventory are based on a variety of factors, including product changes and improvements, changes in active ingredient availability and regulatory acceptance, new product introductions and estimated future demand. The adequacy of our adjustments could be materially affected by changes in the demand for our products or regulatory actions. During fiscal 2018, we determined it was preferable to use the first in, first out inventory valuation method and adopted this method for the remaining U.S. Consumer segment inventories not subject to the first in, first out method. The impact on inventory value and cost of goods sold was immaterial.
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
Under the income-based approach, we determine fair value using a discounted cash flow approach that requires significant judgment with respect to revenue and expense growth rates, based upon annual budgets and longer-range strategic plans, and the selection of an appropriate discount rate. These budgets and plans are used for internal purposes and are also the basis for communication with outside parties about future business trends. Under the market-based approach, we determine fair value by comparing our reporting units to similar businesses or guideline companies whose securities are actively traded in public markets. We also use the guideline transaction method to determine fair value based on pricing multiples derived from the sale of companies that are similar to our reporting units.
Fair value estimates employed in our annual impairment review of indefinite-lived intangible assets and goodwill were determined using models involving several assumptions. Changes in our assumptions could materially impact our fair value estimates. Assumptions critical to our fair value estimates were: (i) discount rates used in determining the fair value of the reporting units and intangible assets; (ii) royalty rates used in our intangible asset valuations; (iii) projected future revenues and expenses used in the reporting unit and intangible asset models; and (iv) projected long-term growth rates used in the derivation of terminal year values. These and other assumptions are impacted by economic conditions and expectations of management and may change in the future based on period specific facts and circumstances. While we believe the assumptions we used to estimate future cash flows are reasonable, there can be no assurance that the expected future cash flows will be realized. As a result, impairment charges that possibly would have been recognized in earlier periods may not be recognized until later periods if actual results deviate unfavorably from earlier estimates. The use of different assumptions would increase or decrease discounted cash flows or earnings projections and, therefore, could change impairment determinations.
At September 30, 2019, goodwill totaled $538.7 million, with $228.1 million, $300.0 million and $10.6 million of goodwill for our U.S. Consumer, Hawthorne and Other segments, respectively. We performed annual impairment testing as of the first day of our fourth fiscal quarter in fiscal 2019, 2018 and 2017 and, with the exception of our Hawthorne reporting unit in fiscal 2018, concluded that there were no impairments of goodwill as the estimated fair value of each reporting unit exceeded its carrying value. Based on the results of the annual quantitative evaluation for fiscal 2019, the fair values of our U.S. Consumer, Hawthorne and Other segment reporting units exceeded their respective carrying values by 260%, 5% and 9%, respectively. A 100 basis point change in the discount rate would not have resulted in an impairment for our U.S. Consumer and Other segment reporting units, and would have resulted in a goodwill impairment charge of $11.7 million for our Hawthorne reporting unit. As discussed further in “NOTE 5. GOODWILL AND INTANGIBLE ASSETS, NET,” during the fourth quarter of fiscal 2018 we recognized a non-cash goodwill impairment charge of $94.6 million related to our Hawthorne reporting unit in the “Impairment, restructuring and other” line in the Consolidated Statements of Operations.

At September 30, 2019, indefinite-lived intangible assets consisted of tradenames of $168.2 million and the Marketing Agreement Amendment of $155.7 million. Based on the results of the annual evaluation for fiscal 2019, the fair values of our indefinite-lived intangible assets exceeded their respective carrying values in a range of 17% to over 900%. All of our indefinite-lived intangible assets had an estimated fair value substantially in excess of carrying value as of the annual test date. A 100 basis point change in the discount rate would not have resulted in an impairment of any of our indefinite-lived intangible assets.
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
Changes in the discount rate and investment returns can have a significant effect on the funded status of our pension plans and shareholders’ equity. We cannot predict discount rates or investment returns with certainty and, therefore, cannot determine whether adjustments to our shareholders’ equity for pension-related activity in subsequent years will be significant. We also cannot predict future investment returns, and therefore cannot determine whether future pension plan funding requirements could materially affect our financial condition, results of operations or cash flows. A 100 basis point change in the discount rate would have an immaterial effect on fiscal 2020 pension expense. A 100 basis point change in the discount rate would have a $34.5 million change in our projected benefit obligations as of September 30, 2019.
Contingencies
As described more fully in “NOTE 20. CONTINGENCIES” of the Notes to Consolidated Financial Statements included in this Annual Report on Form 10-K, we are involved in environmental and legal proceedings which have a high degree of uncertainty associated with them. We continually assess the likely outcome of these proceedings and the adequacy of accruals, if any, provided for their resolution. There can be no assurance that the ultimate outcomes of these proceedings will not differ materially from our current assessment of them, nor that all proceedings that may currently be brought against us are known by us at this time.
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
As part of our ongoing business, we are exposed to certain market risks, including fluctuations in interest rates, foreign currency exchange rates and commodity prices. Financial derivatives and other instruments are used to manage these risks. These instruments are not used for speculative purposes.
Interest Rate Risk
The following table summarizes information about our debt instruments and derivative financial instruments that are sensitive to changes in interest rates as of September 30, 2019 and 2018. For debt instruments, the table presents principal cash flows and related weighted-average interest rates by expected maturity dates. For interest rate swap agreements, the table presents expected cash flows based on notional amounts and weighted-average interest rates by contractual maturity dates. We have outstanding interest rate swap agreements with major financial institutions that effectively convert a portion of the Company’s variable-rate debt to a fixed rate. The swap agreements had a maximum total U.S. dollar equivalent notional amount of $850.0 million and $800.0 million at September 30, 2019 and 2018, respectively. Weighted-average variable rates are based on rates in effect at September 30, 2019 and 2018. A change in our variable interest rate of 100 basis points for a full twelve-month period would have a $2.5 million impact on interest expense assuming approximately $250 million of our average fiscal 2019 variable-rate debt had not been hedged via an interest rate swap agreement.

	Expected Maturity Date (in millions)						Total	Fair Value
2019	2020	2021	2022	2023	2024	After
Long-term debt:
Fixed rate debt	$—	$—	$—	$—	$400.0	$250.0	$650.0	$675.9
Average rate	—	—	—	—	6.0%	5.3%	5.7%	—
Variable rate debt	$116.0	$40.0	$40.0	$777.2	$—	$—	$973.2	$973.2
Average rate	3.1%	3.8%	3.8%	3.7%	—	—	3.6%	—
Interest rate derivatives:
Interest rate swaps	$(0.4)	$(4.3)	$(6.1)	$—	$—	$—	$(10.8)	$(10.8)
Average rate	2.1%	2.7%	3.0%	—	—	—	2.8%	—

	Expected Maturity Date (in millions)						Total	Fair Value
2018	2019	2020	2021	2022	2023	After
Long-term debt:
Fixed rate debt	$—	$—	$—	$—	$—	$650.0	$650.0	$650.4
Average rate	—	—	—	—	—	5.7%	5.7%	—
Variable rate debt	$116.0	$40.0	$40.0	$40.0	$1,122.2	$—	$1,358.2	$1,358.2
Average rate	3.4%	4.0%	4.0%	4.0%	3.8%	—	3.8%	—
Interest rate derivatives:
Interest rate swaps	$2.9	$0.9	$—	$—	$—	$—	$3.8	$3.8
Average rate	2.1%	2.1%	—	—	—	—	2.1%	—

Excluded from the information provided above are miscellaneous debt instruments of $10.3 million and $16.9 million and capital lease obligations of $25.8 million and $0.6 million at September 30, 2019 and 2018, respectively. Additionally, the impacts of the issuance of the 4.500% Senior Notes and the redemption of the 6.000% Senior Notes are not reflected in the table as these events took place subsequent to September 30, 2019.
Other Market Risks
We are subject to market risk from fluctuations in foreign currency exchange rates and fluctuating prices of certain raw materials, including urea and other fertilizer inputs, resins, diesel, gasoline, natural gas, sphagnum peat, bark and grass seed. Refer to “NOTE 16.  DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES” of the Notes to Consolidated Financial Statements included in this Annual Report on Form 10-K for discussion of these market risks and the derivatives used to manage these risks.

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
Changes in Internal Control Over Financial Reporting
No changes in the Registrant’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) occurred during the Registrant’s fiscal quarter ended September 30, 2019, that have materially affected, or are reasonably likely to materially affect, the Registrant’s internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Directors, Executive Officers and Persons Nominated or Chosen to Become Directors or Executive Officers
The information required by Item 401 of SEC Regulation S-K concerning the directors of Scotts Miracle-Gro and the nominees for election or re-election as directors of Scotts Miracle-Gro at the Annual Meeting of Shareholders to be held on January 27, 2020 (the “2020 Annual Meeting”) is incorporated herein by reference from the disclosure which will be included under the caption “PROPOSAL NUMBER 1 — ELECTION OF DIRECTORS” in Scotts Miracle-Gro’s definitive Proxy Statement relating to the 2020 Annual Meeting (“Scotts Miracle-Gro’s Definitive Proxy Statement”), which will be filed pursuant to SEC Regulation 14A not later than 120 days after the end of Scotts Miracle-Gro’s fiscal year ended September 30, 2019.
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
Procedures for Recommending Director Nominees
Information concerning the procedures by which shareholders of Scotts Miracle-Gro may recommend nominees to Scotts Miracle-Gro’s Board of Directors is incorporated herein by reference from the disclosures which will be included under the captions “CORPORATE GOVERNANCE — Nominations of Directors” and “MEETINGS AND COMMITTEES OF THE BOARD — Committees of the Board — Nominating and Governance Committee” in Scotts Miracle-Gro’s Definitive Proxy Statement. These procedures have not materially changed from those described in Scotts Miracle-Gro’s definitive Proxy Statement for the 2019 Annual Meeting of Shareholders held on January 25, 2019.
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

ITEM 16.	FORM 10-K SUMMARY
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

THE SCOTTS MIRACLE-GRO COMPANY

By:	/s/ JAMES HAGEDORN
James Hagedorn, Chief Executive Officer and Chairman of the Board

Dated: November 27, 2019
Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ THOMAS RANDAL COLEMAN	Chief Financial Officer and Executive Vice President	November 27, 2019
Thomas Randal Coleman	(Principal Financial Officer and Principal Accounting Officer)

/s/ JAMES HAGEDORN	Chief Executive Officer, Chairman of the Board and Director	November 27, 2019
James Hagedorn	(Principal Executive Officer)

/s/ DAVID C. EVANS*	Director	November 27, 2019
David C. Evans

/s/ BRIAN D. FINN*	Director	November 27, 2019
Brian D. Finn

/s/ ADAM HANFT*	Director	November 27, 2019
Adam Hanft

/s/ STEPHEN L. JOHNSON*	Director	November 27, 2019
Stephen L. Johnson

/s/ THOMAS N. KELLY JR.*	Director	November 27, 2019
Thomas N. Kelly Jr.

/s/ KATHERINE HAGEDORN LITTLEFIELD*	Director	November 27, 2019
Katherine Hagedorn Littlefield

Signature	Title	Date

/s/ NANCY G. MISTRETTA*	Director	November 27, 2019
Nancy G. Mistretta

/s/ PETER E. SHUMLIN*	Director	November 27, 2019
Peter E. Shumlin

/s/ JOHN R. VINES*	Director	November 27, 2019
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
Management, with the participation of our principal executive officer and principal financial officer, assessed the effectiveness of our internal control over financial reporting as of September 30, 2019, the end of our fiscal year. Management based its assessment on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Management’s assessment included evaluation of such elements as the design and operating effectiveness of key financial reporting controls, process documentation, accounting policies and our overall control environment. This assessment is supported by testing and monitoring performed under the direction of management.
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
Based on our assessment, management has concluded that our internal control over financial reporting was effective as of September 30, 2019, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with accounting principles generally accepted in the United States of America. We reviewed the results of management’s assessment with the Audit Committee of the Board of Directors of The Scotts Miracle-Gro Company.
Our independent registered public accounting firm, Deloitte & Touche LLP, independently audited our internal control over financial reporting as of September 30, 2019 and has issued their attestation report which appears herein.

/s/ JAMES HAGEDORN		/s/ THOMAS RANDAL COLEMAN
James Hagedorn		Thomas Randal Coleman
Chief Executive Officer and Chairman of the Board		Executive Vice President and Chief Financial Officer

Dated:	November 27, 2019	Dated:	November 27, 2019

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Shareholders and the Board of Directors of
The Scotts Miracle-Gro Company
Marysville, Ohio

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of The Scotts Miracle-Gro Company and subsidiaries (the “Company”) as of September 30, 2019 and 2018, the related consolidated statements of operations, comprehensive income (loss), shareholders’ equity, and cash flows, for each of the three years in the period ended September 30, 2019, and the related notes and the schedules (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of September 30, 2019 and 2018, and the results of its operations and its cash flows for each of the three years in the period ended September 30, 2019, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of September 30, 2019, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated November 27, 2019, expressed an unqualified opinion on the Company’s internal control over financial reporting.

Changes in Accounting Principle

As discussed in Note 1 to the financial statements, on June 30, 2018, the Company prospectively adopted the new accounting guidance in ASU 2017-04 Intangibles-Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment.

As discussed in Note 1 to the financial statements, on October 1, 2018, the Company adopted the new accounting guidance in ASU 2014-09 Revenue from Contracts with Customers (Topic 606) under the modified retrospective approach.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current-period audit of the financial statements that was communicated or required to be communicated to the audit committee and that (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Goodwill — Hawthorne Reporting Unit — Refer to Notes 1 and 5 to the financial statements.

Critical Audit Matter Description

When evaluating goodwill for impairment, the Company performs either an initial qualitative or quantitative evaluation for each of their reporting units. For the quantitative evaluation, the Company compares fair value of each reporting unit to its carrying value. The Company determines the fair value of its reporting units using a combination of income-based and market-based approaches and incorporates assumptions it believes market participants would utilize. Under the income-based approach, the Company determines fair value using a discounted cash flow approach that requires significant judgment with respect to revenue and expense growth rates based upon annual budgets and longer-range strategic plans and the selection of an appropriate discount rate. Under the market-based approach, the Company determines fair value by comparing its reporting units to similar businesses or guideline companies whose securities are actively traded in public markets. The use of different assumptions would increase or decrease discounted cash flows or earnings projections and could, therefore, change impairment determinations. The goodwill balance was $538.7 million as of September 30, 2019, of which $300 million was allocated to the Hawthorne reporting unit. The fair value of the Hawthorne reporting unit exceeded its carrying value as of the measurement date and, therefore, no impairment was recognized. Hawthorne’s operations are sensitive to changes in the U.S. retail hydroponic market as the demand for its products depends on the uncertain growth of the market.

Given the significant estimates and assumptions management makes to estimate the fair value of Hawthorne and the sensitivity of Hawthorne’s operations to changes in the U.S. retail hydroponic market, performing audit procedures to evaluate the reasonableness of management’s estimates and assumptions with respect to revenue and expense growth rates, the selection of an appropriate discount rate, and pricing multiples for Hawthorne required a high degree of auditor judgment and an increased extent of effort, including the need to involve our fair value specialists.

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures with respect to revenue and expense growth rates, the selection of an appropriate discount rate, and pricing multiples for Hawthorne included the following, among others:

•
We tested the effectiveness of controls over management’s goodwill impairment evaluation, including those over the determination of the fair value of Hawthorne, such as controls related to revenue and expense growth rates, the selection of an appropriate discount rate and pricing multiples.

•	We evaluated management’s ability to accurately forecast revenue and expense growth rates by comparing actual results to management’s historical forecasts.

•
Due to the uncertain growth in the U.S. retail hydroponic market, we evaluated the reasonableness of management’s forecasts of revenue and expense growth rates by comparing the forecasts to (1) the historical results of Hawthorne, (2) internal communications to management and the board of directors, (3) external communications made by management to analysts and investors, and (4) industry reports containing analyses of the Company’s markets.

•	We considered the impact of changes in the regulatory environment on management’s forecasts of revenue and expense growth rates.

•
With the assistance of our fair value specialists, we evaluated the reasonableness of the discount rate, including testing the source information underlying the determination of the discount rate, testing the mathematical accuracy of the calculation, and developing a range of independent estimates and comparing those to the discount rate selected by management.

•
With the assistance of our fair value specialists, we evaluated the reasonableness of the pricing multiples, including testing the source information underlying the determination of the pricing multiples, testing the mathematical accuracy of the calculation, and comparing the multiples selected by management to its guideline companies.

/s/ DELOITTE & TOUCHE LLP

Columbus, Ohio
November 27, 2019
We have served as the Company’s auditor since 2005.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Shareholders and the Board of Directors of
The Scotts Miracle-Gro Company
Marysville, Ohio

Opinion on Internal Control over Financial Reporting

We have audited the internal control over financial reporting of The Scotts Miracle-Gro Company and subsidiaries (the “Company”) as of September 30, 2019, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of September 30, 2019, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended September 30, 2019, of the Company and our report dated November 27, 2019, expressed an unqualified opinion on those financial statements and included an explanatory paragraph regarding the Company’s adoption of the new accounting guidance in ASU 2017-04 Intangibles-Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment and ASU 2014-09 Revenue from Contracts with Customers (Topic 606).

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

/s/ DELOITTE & TOUCHE LLP

Columbus, Ohio
November 27, 2019

THE SCOTTS MIRACLE-GRO COMPANY
Consolidated Statements of Operations
(In millions, except per share data)

	Year Ended September 30,
	2019	2018	2017
Net sales	$3,156.0	$2,663.4	$2,642.1
Cost of sales	2,130.5	1,778.3	1,669.5
Cost of sales—impairment, restructuring and other	5.9	20.5	—
Gross profit	1,019.6	864.6	972.6
Operating expenses:
Selling, general and administrative	601.3	540.1	550.9
Impairment, restructuring and other	7.4	132.3	4.9
Other (income) expense, net	1.3	(6.7)	(16.6)
Income from operations	409.6	198.9	433.4
Equity in (income) loss of unconsolidated affiliates	(3.3)	(4.9)	29.0
Interest expense	101.8	86.4	76.1
Other non-operating (income) expense, net	(270.5)	1.7	13.4
Income from continuing operations before income taxes	581.6	115.7	314.9
Income tax expense (benefit) from continuing operations	144.9	(11.9)	116.6
Income from continuing operations	436.7	127.6	198.3
Income (loss) from discontinued operations, net of tax	23.5	(63.9)	20.5
Net income	$460.2	$63.7	$218.8
Net (income) loss attributable to noncontrolling interest	0.5	—	(0.5)
Net income attributable to controlling interest	$460.7	$63.7	$218.3

Basic income (loss) per common share:
Income from continuing operations	$7.88	$2.27	$3.33
Income (loss) from discontinued operations	0.42	(1.14)	0.35
Basic net income per common share	$8.30	$1.13	$3.68
Diluted income (loss) per common share:
Income from continuing operations	$7.77	$2.23	$3.29
Income (loss) from discontinued operations	0.41	(1.11)	0.34
Diluted net income per common share	$8.18	$1.12	$3.63

See Notes to Consolidated Financial Statements.

THE SCOTTS MIRACLE-GRO COMPANY
Consolidated Statements of Comprehensive Income (Loss)
(In millions)

	Year Ended September 30,
	2019	2018	2017
Net income	$460.2	$63.7	$218.8
Other comprehensive income (loss):
Net foreign currency translation adjustment, including reclassifications to net income of $2.5, $11.7 and $18.5 for fiscal 2019, fiscal 2018 and fiscal 2017, respectively	(8.7)	9.0	28.2
Net unrealized gain (loss) on derivative instruments, net of tax of $(5.2), $3.3 and $3.1 for fiscal 2019, fiscal 2018 and fiscal 2017, respectively	(14.9)	9.3	4.9
Reclassification of net unrealized (gains) losses on derivative instruments to net income, net of tax of $(0.5), $(1.1) and $1.1 for fiscal 2019, fiscal 2018 and fiscal 2017, respectively	(1.5)	(3.1)	1.8
Net unrealized gain (loss) in pension and other post-retirement benefits, net of tax of $(3.9), $2.4 and $6.0 for fiscal 2019, fiscal 2018 and fiscal 2017, respectively	(11.1)	6.7	9.6
Reclassification of net pension and other post-retirement benefit losses to net income, net of tax of $0.7, $0.4 and $2.3 for fiscal 2019, fiscal 2018 and fiscal 2017, respectively	2.1	1.3	3.6
Total other comprehensive income (loss)	(34.1)	23.2	48.1
Comprehensive income	426.1	86.9	266.9
Comprehensive (income) loss attributable to noncontrolling interest	0.5	—	(0.9)
Comprehensive income attributable to controlling interest	$426.6	$86.9	$266.0

See Notes to Consolidated Financial Statements.

THE SCOTTS MIRACLE-GRO COMPANY
Consolidated Statements of Cash Flows
(In millions)

	Year Ended September 30,
	2019	2018	2017
OPERATING ACTIVITIES
Net income	$460.2	$63.7	$218.8
Adjustments to reconcile net income to net cash provided by operating activities:
Impairment, restructuring and other	0.7	121.5	1.2
Share-based compensation expense	38.4	40.4	25.2
Depreciation	55.9	53.4	55.1
Amortization	33.4	30.0	25.0
Deferred taxes	(33.3)	(87.6)	(17.4)
(Gain) loss on long-lived assets	1.1	(0.6)	(3.3)
(Gain) loss on sale of business / unconsolidated affiliate	(262.6)	0.7	(31.7)
Equity in (income) loss and distributions from unconsolidated affiliates	1.6	(4.9)	32.6
Recognition of accumulated foreign currency translation loss	2.5	11.7	—
Changes in assets and liabilities, net of acquired businesses:
Accounts receivable	0.6	(2.7)	48.6
Inventories	(65.0)	14.3	3.6
Prepaid and other assets	(11.0)	18.0	(12.2)
Accounts payable	54.3	(3.9)	9.0
Other current liabilities	49.7	4.5	26.9
Restructuring and other	(100.2)	100.1	(8.7)
Other non-current items	(0.3)	(13.6)	(10.4)
Other, net	0.8	(2.5)	0.9
Net cash provided by operating activities	226.8	342.5	363.2
INVESTING ACTIVITIES
Proceeds from sale of long-lived assets	2.1	5.1	5.7
Post-closing working capital payment related to sale of International Business	—	(35.3)	—
Proceeds from sale of business, net of cash disposed of	—	—	180.3
Investments in property, plant and equipment	(42.4)	(68.2)	(69.6)
Investments in loans receivable	—	(17.1)	(29.7)
Proceeds from loans receivable	20.8	14.3	—
Proceeds from sale of investment in unconsolidated affiliates	274.3	—	—
Net distributions from unconsolidated affiliates	—	(0.1)	57.4
Investments in acquired businesses, net of cash acquired	(6.6)	(492.9)	(121.7)
Other investing, net	7.0	13.5	—
Net cash provided by (used in) investing activities	255.2	(580.7)	22.4
FINANCING ACTIVITIES
Borrowings under revolving and bank lines of credit and term loans	1,056.2	2,987.0	1,449.3
Repayments under revolving and bank lines of credit and term loans	(1,445.5)	(2,312.9)	(1,618.3)
Proceeds from issuance of 5.250% Senior Notes	—	—	250.0
Financing and issuance fees	(0.2)	(6.1)	(4.4)
Dividends paid	(124.5)	(120.0)	(120.3)
Distribution paid by AeroGrow to noncontrolling interest	—	—	(8.1)
Purchase of Common Shares	(3.1)	(327.7)	(255.2)
Payments on seller notes	(0.8)	(8.9)	(28.7)
Excess tax benefits from share-based payment arrangements	—	—	7.9
Cash received from exercise of stock options	21.4	10.5	11.0
Acquisition of noncontrolling interests	—	(70.7)	—
Net cash (used in) provided by financing activities	(496.5)	151.2	(316.8)
Effect of exchange rate changes on cash	(0.6)	0.4	1.6
Net increase (decrease) in cash and cash equivalents	(15.1)	(86.6)	70.4
Cash and cash equivalents at beginning of year excluding cash classified within assets held for sale	33.9	120.5	28.6
Cash and cash equivalents at beginning of year classified within assets held for sale	—	—	21.5
Cash and cash equivalents at beginning of year	33.9	120.5	50.1
Cash and cash equivalents at end of year	$18.8	$33.9	$120.5
See Notes to Consolidated Financial Statements.

THE SCOTTS MIRACLE-GRO COMPANY
Consolidated Balance Sheets
(In millions, except stated value per share)

	September 30,
	2019	2018
ASSETS
Current assets:
Cash and cash equivalents	$18.8	$33.9
Accounts receivable, less allowances of $4.2 in 2019 and $3.6 in 2018	223.9	226.0
Accounts receivable pledged	84.5	84.5
Inventories	540.3	481.4
Prepaid and other current assets	174.2	59.9
Total current assets	1,041.7	885.7
Investment in unconsolidated affiliates	—	36.1
Property, plant and equipment, net	546.0	530.8
Goodwill	538.7	543.0
Intangible assets, net	707.5	857.3
Other assets	194.8	201.6
Total assets	$3,028.7	$3,054.5
LIABILITIES AND EQUITY
Current liabilities:
Current portion of debt	$128.1	$132.6
Accounts payable	214.2	150.5
Other current liabilities	278.2	329.6
Total current liabilities	620.5	612.7
Long-term debt	1,523.5	1,883.8
Distributions in excess of investment in unconsolidated affiliate	—	21.9
Other liabilities	161.5	176.5
Total liabilities	2,305.5	2,694.9
Commitments and contingencies (Notes 18, 19 and 20)
Equity:
Common shares and capital in excess of $.01 stated value per share; shares outstanding of 55.8 in 2019 and 55.3 in 2018	442.2	420.3
Retained earnings	1,274.7	919.9
Treasury shares, at cost; 12.4 shares in 2019 and 12.8 shares in 2018	(904.3)	(939.6)
Accumulated other comprehensive loss	(93.9)	(46.0)
Total equity—controlling interest	718.7	354.6
Noncontrolling interest	4.5	5.0
Total equity	723.2	359.6
Total liabilities and equity	$3,028.7	$3,054.5

See Notes to Consolidated Financial Statements.

THE SCOTTS MIRACLE-GRO COMPANY
Consolidated Statements of Shareholders’ Equity
(In millions, except per share data)

	Common Shares		Capital in Excess of Stated Value	Retained Earnings	Treasury Shares		Accumulated Other Comprehensive Income (Loss)		Non-controlling Interest
	Shares	Amount			Shares	Amount		Total		Total
Balance at September 30, 2016	68.1	$0.3	$401.4	$881.8	7.8	$(451.4)	$(116.9)	$715.2	$19.1	$734.3
Net income (loss)	—	—	—	218.3	—	—	—	218.3	0.5	218.8
Other comprehensive income (loss)	—	—	—	—	—	—	47.7	47.7	0.4	48.1
Share-based compensation	—	—	33.4	—	—	—	—	33.4	—	33.4
Dividends declared ($2.030 per share)	—	—	—	(121.9)	—	—	—	(121.9)	—	(121.9)
Treasury share purchases	—	—	—	—	2.7	(255.0)	—	(255.0)	—	(255.0)
Treasury share issuances	—	—	(26.5)	—	(0.5)	38.6	—	12.1	—	12.1
Adjustment to noncontrolling interest due to ownership change	—	—	(1.0)	—	—	—	—	(1.0)	1.0	—
Distribution declared by Aerogrow	—	—	—	—	—	—	—	—	(8.1)	(8.1)
Balance at September 30, 2017	68.1	0.3	407.3	978.2	10.0	(667.8)	(69.2)	648.8	12.9	661.7
Net income (loss)	—	—	—	63.7	—	—	—	63.7	—	63.7
Other comprehensive income (loss)	—	—	—	—	—	—	23.2	23.2	—	23.2
Share-based compensation	—	—	40.5	—	—	—	—	40.5	—	40.5
Dividends declared ($2.140 per share)	—	—	—	(122.0)	—	—	—	(122.0)	—	(122.0)
Treasury share purchases	—	—	—	—	3.5	(326.1)	—	(326.1)	—	(326.1)
Treasury share issuances	—	—	(22.1)	—	(0.7)	54.3	—	32.2	—	32.2
Acquisition of remaining noncontrolling interest in Gavita	—	—	(5.7)	—	—	—	—	(5.7)	(7.9)	(13.6)
Balance at September 30, 2018	68.1	0.3	420.0	919.9	12.8	(939.6)	(46.0)	354.6	5.0	359.6
Adoption of new accounting pronouncements (see Note 1)	—	—	—	22.9	—	—	(13.8)	9.1	—	9.1
Net income (loss)	—	—	—	460.7	—	—	—	460.7	(0.5)	460.2
Other comprehensive income (loss)	—	—	—	—	—	—	(34.1)	(34.1)	—	(34.1)
Share-based compensation	—	—	38.4	—	—	—	—	38.4	—	38.4
Dividends declared ($2.230 per share)	—	—	—	(128.8)	—	—	—	(128.8)	—	(128.8)
Treasury share purchases	—	—	—	—	—	(2.7)	—	(2.7)	—	(2.7)
Treasury share issuances	—	—	(16.5)	—	(0.4)	38.0	—	21.5	—	21.5
Balance at September 30, 2019	68.1	$0.3	$441.9	$1,274.7	12.4	$(904.3)	$(93.9)	$718.7	$4.5	$723.2

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
Due to the seasonal nature of the consumer lawn and garden business, the majority of the Company’s sales to customers occur in the Company’s second and third fiscal quarters. On a combined basis, net sales for the second and third quarters of the last three fiscal years represented approximately 75% of the Company’s annual net sales.
Organization and Basis of Presentation
The Company’s consolidated financial statements are presented in accordance with accounting principles generally accepted in the United States of America (“GAAP”). The consolidated financial statements include the accounts of Scotts Miracle-Gro and its subsidiaries. All intercompany transactions and accounts have been eliminated in consolidation. The Company’s consolidation criteria are based on majority ownership (as evidenced by a majority voting interest in the entity) and an objective evaluation and determination of effective management control. AeroGrow International, Inc. (“AeroGrow”), in which the Company has a controlling interest, is consolidated, with the equity owned by other shareholders shown as noncontrolling interest in the Consolidated Balance Sheets, and the other shareholders’ portion of net earnings and other comprehensive income shown as net (income) loss or comprehensive (income) loss attributable to noncontrolling interest in the Consolidated Statements of Operations and Consolidated Statements of Comprehensive Income (Loss), respectively. The results of businesses acquired or disposed of are included in the consolidated financial statements from the date of each acquisition or up to the date of disposal, respectively.
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
Advertising
Advertising costs incurred during the year are expensed to interim periods in relation to revenues. All advertising costs, except for external production costs, are expensed within the fiscal year in which such costs are incurred. External production costs for advertising programs are deferred until the period in which the advertising is first aired. Costs deferred at September 30, 2019 and 2018 were not material. Advertising expenses were $120.3 million, $104.2 million and $123.0 million for fiscal 2019, fiscal 2018 and fiscal 2017, respectively.
Research and Development
Costs associated with research and development are generally charged to expense as incurred. Expenses for fiscal 2019, fiscal 2018 and fiscal 2017 were $39.6 million, $42.5 million and $39.9 million, respectively, including product registration costs of $11.0 million, $11.4 million and $10.6 million, respectively.
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
Earnings per Common Share
Basic income (loss) per common share of Scotts Miracle-Gro (“Common Share”) is computed by dividing income attributable to controlling interest from continuing operations, income (loss) from discontinued operations or net income attributable to controlling interest by the weighted average number of Common Shares outstanding each period. Diluted income (loss) per Common Share is computed by dividing income attributable to controlling interest from continuing operations, income (loss) from discontinued operations or net income attributable to controlling interest by the weighted average number of Common Shares outstanding plus all dilutive potential Common Shares (stock options, performance shares, performance units, restricted stock and restricted stock units) outstanding each period.
Cash and Cash Equivalents
Cash and cash equivalents were held in cash depository accounts with major financial institutions around the world or invested in high quality, short-term liquid investments. The Company considers all highly liquid financial instruments with original maturities of three months or less to be cash equivalents. The Company maintains cash deposits in banks which from time to time exceed the amount of deposit insurance available. Management periodically assesses the financial condition of the Company’s banks and believes that the risk of any potential credit loss is minimal.
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
Inventories
Inventories are stated at the lower of cost or net realizable value, principally determined by the first in, first out method of accounting. Inventories acquired through the acquisition of or subsequently produced by Sunlight Supply (as defined in “NOTE 8. ACQUISITIONS AND INVESTMENTS”), which represent approximately 22% of the Company’s consolidated inventories, were initially recorded at fair value at the date of the acquisition and subsequently were measured using the average costing method of inventory valuation. Inventories include the cost of raw materials, labor, manufacturing overhead and freight and in-bound handling costs incurred to pre-position goods in the Company’s warehouse network. The Company makes provisions for obsolete or slow-moving inventories as necessary to properly reflect inventory at the lower of cost or net realizable value. Adjustments to reflect inventories at net realizable values were $8.8 million and $8.1 million at September 30, 2019 and 2018, respectively. During fiscal 2018, the Company determined it was preferable to use the first in, first out inventory valuation method and adopted this method for the remaining U.S. Consumer segment inventories not subject to the first in, first out method. The impact of this change in accounting principle on inventory value and cost of goods sold was immaterial.
Loans Receivable
Loans receivable are carried at outstanding principal amount, and are recognized in the “Other assets” line in the Consolidated Balance Sheets. Loans receivable are impaired when, based on current information and events, it is probable that the Company will be unable to collect all amounts due according to the contractual terms of the loan agreement. If it is determined that an impairment has occurred, an impairment loss is recognized for the amount by which the carrying value of the asset exceeds the present value of expected future cash flows. Interest income was $8.6 million, $10.0 million and $10.0 million for fiscal 2019, fiscal 2018 and fiscal 2017, respectively. Interest income is recorded on an accrual basis. The Company classified interest income in the “Other non-operating (income) expense, net” line in the Consolidated Statements of Operations in fiscal 2019 and fiscal 2018 and in the “Other (income) expense, net” line in the Consolidated Statements of Operations in fiscal 2017.
At September 30, 2019, the carrying value and estimated fair value of loans receivable were $95.1 million and $105.4 million, respectively. At September 30, 2018, the carrying value and estimated fair value of loans receivable were $112.6 million and $128.2 million, respectively. The estimated fair value was determined using an income-based approach, which includes market participant expectations of cash flows over the remaining useful life discounted to present value using an appropriate discount

THE SCOTTS MIRACLE-GRO COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

rate. The estimate requires subjective assumptions to be made, including those related to credit risk and discount rates. The fair value measurement is based on significant inputs unobservable in the market and thus represents a Level 3 measurement.
Long-Lived Assets
Property, plant and equipment are stated at cost. Interest capitalized in property, plant and equipment amounted to $0.5 million, $0.3 million and $0.1 million during fiscal 2019, fiscal 2018 and fiscal 2017, respectively. Expenditures for maintenance and repairs are charged to expense as incurred. When properties are retired or otherwise disposed of, the cost of the asset and the related accumulated depreciation are removed from the accounts with the resulting gain or loss being reflected in income from operations.

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
The Company had non-cash investing activities of $22.1 million, $9.8 million and $16.1 million during fiscal 2019, fiscal 2018 and fiscal 2017, respectively, representing unpaid liabilities incurred during each fiscal year to acquire property, plant and equipment.
Statements of Cash Flows
Supplemental cash flow information was as follows:

	Year Ended September 30,
	2019	2018	2017
	(In millions)
Interest paid	$93.5	$81.6	$69.8
Property and equipment acquired under capital leases	25.6	—	0.9
Income taxes paid	166.2	56.3	111.9

During fiscal 2019, the Company paid a post-closing net working capital adjustment obligation of $6.6 million related to the fiscal 2018 acquisition of Sunlight Supply (as defined in “NOTE 8. ACQUISITIONS AND INVESTMENTS”), which was classified as an investing activity in the “Investments in acquired businesses, net of cash acquired” line in the Consolidated Statements of Cash Flows. During fiscal 2018, the Company paid contingent consideration of $3.0 million related to the fiscal 2016 acquisition of Gavita Holdings B.V., and its subsidiaries (collectively, “Gavita”) and $5.8 million related to the fiscal 2017 acquisition of Agrolux Holding B.V. (now known as Hawthorne Lighting B.V.), and its subsidiaries (collectively, “Agrolux”), which were classified as financing activities in the “Payments on seller notes” line in the Consolidated Statements of Cash Flows. During fiscal 2017, the Company paid contingent consideration of $6.7 million, $6.5 million and $15.5 million, respectively, related to the fiscal 2014 acquisition of Fafard & Brothers Ltd. (“Fafard”), the fiscal 2016 acquisition of a Canadian growing media operation and the fiscal 2017 acquisition of American Agritech, L.L.C., d/b/a Botanicare (“Botanicare”), which were classified as financing activities in the “Payments on seller notes” line in the Consolidated Statements of Cash Flows.

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
Internal Use Software
The costs of internal use software are expensed or capitalized depending on whether they are incurred in the preliminary project stage, application development stage or the post-implementation/operation stage. As of September 30, 2019 and 2018, the Company had $13.6 million and $11.2 million, respectively, in unamortized capitalized internal use software costs. Amortization of these costs was $2.9 million, $3.9 million and $5.1 million during fiscal 2019, fiscal 2018 and fiscal 2017, respectively.
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
Translation of Foreign Currencies
The functional currency for each Scotts Miracle-Gro subsidiary is generally its local currency. Assets and liabilities of these subsidiaries are translated at the exchange rate in effect at each fiscal year-end. Income and expense accounts are translated at the average rate of exchange prevailing during the year. Translation gains and losses arising from the use of differing exchange rates from period to period are included in accumulated other comprehensive income (loss) within shareholders’ equity. Foreign currency transaction gains and losses are included in the determination of net income and classified as “Other (income) expense, net” in the Consolidated Statements of Operations. The Company recognized transactional losses of $1.6 million, $0.9 million and $0.8 million during fiscal 2019, fiscal 2018 and fiscal 2017, respectively.
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

THE SCOTTS MIRACLE-GRO COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Company adopted this guidance effective October 1, 2018 under the modified retrospective approach. The Company’s revenue primarily consists of product sales, which are recognized at a point in time when title transfers to customers and the Company has no further obligation to provide services related to such products. The Company’s timing of recognition of revenue is substantially unchanged under the amended guidance. The new accounting guidance required the Company to recognize earlier certain deferred revenue associated with a license agreement related to the sale of the International Business (as defined in “NOTE 3. DISCONTINUED OPERATIONS”), resulting in a cumulative adjustment to its fiscal 2019 opening balance of retained earnings of $9.1 million, other current liabilities of $1.4 million and other liabilities of $7.7 million. With the exception of this item, the adoption of the amended accounting guidance did not have a significant impact on the Company’s consolidated financial statements. The additional disclosures required by this guidance are presented within “NOTE 2. REVENUE RECOGNITION” and “NOTE 21. SEGMENT INFORMATION.”
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
Employee Benefit Plans
In March 2017, the FASB issued an accounting standard update that requires entities to (1) disaggregate the current-service-cost component from the other components of net benefit cost (the “other components”) and present the current-service-cost with other current compensation costs for related employees in the income statement, (2) present the other components elsewhere in the income statement and outside of income from operations if that subtotal is presented and (3) limit the amount of costs eligible for capitalization (e.g., as part of inventory or property, plant, and equipment) to only the service-cost component of net benefit cost. The provisions are required to be applied retrospectively for the presentation of cost components in the income statement and prospectively for the capitalization of cost components. The Company adopted this guidance effective October 1, 2018 and has classified non-service-cost components of net benefit cost/income in the “Other non-operating (income) expense, net” line in the Consolidated Statements of Operations. The adoption of this guidance did not have a significant impact on the Company’s consolidated financial position, results of operations or cash flows.
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
For discussion of the impacts of the Act that are material to the Company and required disclosures related to the Act pursuant to the guidance provided under SAB 118, refer to “NOTE 15. INCOME TAXES.”
Reporting Comprehensive Income
In February 2018, the FASB issued an accounting standard update that allows a reclassification from accumulated other comprehensive income to retained earnings for stranded tax effects resulting from the Act. The Company elected to adopt this guidance effective October 1, 2018, resulting in a reclassification of $13.8 million from accumulated other comprehensive income (loss) (“AOCI”) to retained earnings upon adoption.

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
The Company adopted the new standard on October 1, 2019 and elected certain practical expedients, including the optional transition method that allows for the application of the new standard at its adoption date with no restatement of prior period amounts. As allowed under the new accounting standard, the Company elected to apply practical expedients to carry forward the original lease determinations, lease classifications and accounting of initial direct costs for all asset classes at the time of adoption. The Company anticipates the adoption of this new standard will result in the recognition of right-of-use (“ROU”) assets of between approximately $120 million and $140 million and aggregate current and non-current liabilities of between approximately $125 million and $145 million on its Consolidated Balance Sheet with the difference largely due to deferred rent that will be reclassified to the ROU asset. The Company expects no material cumulative effect adjustment to its Consolidated Balance Sheet as of the date of adoption. Adoption of the new standard is not expected to have a material impact on the Company’s results of operations or cash flows.
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

THE SCOTTS MIRACLE-GRO COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 2. REVENUE RECOGNITION
Nature of Goods and Services
The Company’s revenue is primarily generated from sales of branded and private label lawn and garden care and indoor and hydroponic gardening finished products to home centers, mass merchandisers, warehouse clubs, large hardware chains, independent hardware stores, nurseries, garden centers, e-commerce platforms, food and drug stores, indoor gardening and hydroponic product distributors, retailers and growers. In addition to product sales, the Company acts as the exclusive agent of Monsanto Company (“Monsanto”) for the marketing and distribution of certain of Monsanto’s consumer Roundup® branded products in the United States and certain other specified countries, and performs certain other services under ancillary agreements with Monsanto. The Company also provides marketing, research and development and certain ancillary services to Bonnie Plants, Inc. (“Bonnie”). Refer to “NOTE 21. SEGMENT INFORMATION” for disaggregated revenue information and “NOTE 7. MARKETING AGREEMENT” for revenue information related to the Monsanto agreements.
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
Under the terms of the Second Amended and Restated Exclusive Agency and Marketing Agreement (the “Restated Marketing Agreement”) as amended by the Third Amended and Restated Exclusive Agency and Marketing Agreement (the “Third Restated Agreement”), pursuant to which the Company serves as the exclusive agent of Monsanto for the marketing and distribution of Monsanto’s consumer Roundup® branded products in the United States and certain other specified countries, the Company is entitled to receive an annual commission from Monsanto as consideration for the performance of the Company’s duties as agent. The Restated Marketing Agreement and Third Restated Agreement also require the Company to make annual payments to Monsanto as a contribution against the overall expenses of its consumer Roundup® business. The gross commission earned under the Restated Marketing Agreement and Third Restated Agreement and the contribution payments to Monsanto are included in the “Net sales” line in the Consolidated Statements of Operations. The Company performs other services, including conversion services, pursuant to ancillary agreements with Monsanto. The actual costs incurred for these activities are charged to and reimbursed by Monsanto. The Company records costs incurred for which the Company is the primary obligor on a gross basis, recognizing such costs in the “Cost of sales” line and the reimbursement of these costs in the “Net sales” line in the Consolidated Statements of Operations, with no effect on gross profit dollars or net income.
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
The Company’s promotional programs primarily include rebates based on sales volumes, in-store promotional allowances, cooperative advertising programs, direct consumer rebate programs and special purchasing incentives. The cost of promotional programs is estimated considering all reasonably available information, including current expectations and historical experience. Promotion costs (including allowances and rebates) incurred during the year are expensed to interim periods in relation to revenues and are recorded as a reduction of net sales. Accruals for expected payouts under these programs are included in the “Other current liabilities” line in the Consolidated Balance Sheets. Provisions for estimated returns and allowances are recorded at the time revenue is recognized based on historical rates and are periodically adjusted for known changes in return levels. Shipping and handling costs are accounted for as contract fulfillment costs and included in the “Cost of sales” line in the Consolidated Statements of Operations. The Company excludes from revenue any amounts collected from customers for sales or other taxes.

NOTE 3.  DISCONTINUED OPERATIONS
International Business
Prior to August 31, 2017, the Company operated consumer lawn and garden businesses located in Australia, Austria, Belgium, Luxembourg, Czech Republic, France, Germany, Poland and the United Kingdom (the “International Business”). On April 29, 2017, the Company received a binding and irrevocable conditional offer (the “Offer”) from Exponent Private Equity LLP (“Exponent”) to purchase the International Business for approximately $250.0 million (subject to potential adjustment following closing in respect of the actual financial position at closing) and a deferred payment amount of up to $23.8 million. On July 5, 2017, the Company accepted the Offer and entered into the Share and Business Sale Agreement (the “Agreement”) contemplated by the Offer. Pursuant to the Agreement, Scotts-Sierra Investments LLC, an indirect wholly-owned subsidiary of the Company (“Sierra”), and certain of its direct and indirect subsidiaries, entered into separate stock or asset sale transactions with respect to the International Business. As a result, effective in its fourth quarter of fiscal 2017, the Company classified its results of operations for all periods presented to reflect the International Business as a discontinued operation and classified the assets and liabilities of the International Business as held for sale.
On August 31, 2017, the Company completed the sale of the International Business for cash proceeds of $150.6 million at closing, which was net of a closing statement adjustment for expected financial position at closing and net of seller financing provided by the Company in the form of a $29.7 million loan for seven years bearing interest at 5% for the first three years, with annual 2.5% increases thereafter. The transaction also included contingent consideration, a non-cash investing activity, with a maximum payout of $23.8 million and an initial fair value of $18.2 million, the payment of which will depend on the achievement of certain performance criteria by the International Business following the closing of the transaction through fiscal 2020. The seller financing loan and the contingent consideration receivable are recorded in the “Other assets” line in the Consolidated Balance Sheets. The cash proceeds from the sale were subject to post-closing adjustments related to the expected working capital adjustment obligation in respect of the actual closing date financial position of the International Business. The Company recorded a pre-tax gain on the sale of the International Business of $32.7 million, partially offset by the provision for income taxes of $12.0 million, during fiscal 2017. The fiscal 2017 pre-tax gain included a write-off of accumulated foreign currency translation loss adjustments of $18.5 million. During fiscal 2018, the Company recorded a decrease to the pre-tax gain of $0.7 million related to the resolution of post-closing working capital adjustments.
In connection with the transaction, the Company entered into certain ancillary agreements including a transition services agreement and a material supply agreement, which are not material, as well as a licensing agreement for the use of certain of the Company’s brand names with an initial fair value of $14.1 million. Deferred licensing revenues of $12.1 million were recorded on the Consolidated Balance Sheets as of September 30, 2018. Refer to “NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES” for further discussion of the impact of the amended revenue recognition accounting guidance that was adopted during the first quarter of fiscal 2019.
During fiscal 2018 and fiscal 2017, the Company recognized $1.8 million and $15.5 million, respectively, in transaction related costs associated with the sale of the International Business as well as termination benefits and facility closure costs of zero and $(0.4) million, respectively, in the “Income (loss) from discontinued operations, net of tax” line in the Consolidated Statements of Operations.

THE SCOTTS MIRACLE-GRO COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Wild Bird Food
During fiscal 2014, the Company completed the sale of its U.S. and Canadian wild bird food business. As a result, effective in fiscal 2014, the Company classified its results of operations for all periods presented to reflect the wild bird food business as a discontinued operation. During fiscal 2019, the Company recognized a favorable adjustment of $22.5 million as a result of the final resolution of the previously disclosed settlement agreement related to the In re Morning Song Bird Food Litigation legal matter in the “Income (loss) from discontinued operations, net of tax” line in the Consolidated Statements of Operations. This matter relates to a class-action lawsuit filed in 2012 in connection with the sale of wild bird food products that were the subject of a voluntary recall in 2008 by the Company’s previously sold wild bird food business. In addition, during fiscal 2019, the Company recognized insurance recoveries of $13.4 million related to this matter in the “Income (loss) from discontinued operations, net of tax” line in the Consolidated Statements of Operations. During fiscal 2018, the Company recognized a pre-tax charge of $85.0 million for a probable loss related to this matter. At September 30, 2019 and 2018, zero and $85.0 million, respectively, was accrued for a probable loss related to this matter in the “Other current liabilities” line in the Consolidated Balance Sheets. Refer to “NOTE 20. CONTINGENCIES” for more information.
The following table summarizes the results of discontinued operations described above and reflected within discontinued operations in the Company’s consolidated financial statements for each of the periods presented:

	Year Ended September 30,
	2019	2018	2017
	(In millions)
Net sales	$—	$—	$294.1
Operating and exit costs	0.6	1.9	275.9
Impairment, restructuring and other	(35.8)	86.8	15.9
Other (income) expense, net	—	—	1.2
(Gain) loss on sale / contribution of business	—	0.7	(31.7)
Interest expense	—	—	0.4
Income (loss) from discontinued operations before income taxes	35.2	(89.4)	32.4
Income tax expense (benefit) from discontinued operations	11.7	(25.5)	11.9
Income (loss) from discontinued operations, net of tax	$23.5	$(63.9)	$20.5

The Consolidated Statements of Cash Flows do not present the cash flows from discontinued operations separately from cash flows from continuing operations. Cash (used in) provided by operating activities related to discontinued operations was $(38.6) million, $(1.6) million and $(11.6) million for fiscal 2019, fiscal 2018 and fiscal 2017, respectively. Cash (used in) provided by investing activities related to discontinued operations was zero, $(35.3) million and $148.1 million for fiscal 2019, fiscal 2018 and fiscal 2017, respectively.

THE SCOTTS MIRACLE-GRO COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 4.  IMPAIRMENT, RESTRUCTURING AND OTHER
Activity described herein is classified within the “Cost of sales—impairment, restructuring and other,” “Impairment, restructuring and other” and “Income (loss) from discontinued operations, net of tax” lines in the Consolidated Statements of Operations. The following table details impairment, restructuring and other charges (recoveries) for each of the periods presented:

	Year Ended September 30,
	2019	2018	2017
	(In millions)
Cost of sales—impairment, restructuring and other:
Restructuring and other charges	$5.1	$12.3	$—
Property, plant and equipment impairments	0.8	8.2	—
Operating expenses:
Restructuring and other charges, net	7.4	20.2	3.9
Goodwill and intangible asset impairments	—	112.1	1.0
Impairment, restructuring and other charges from continuing operations	$13.3	$152.8	$4.9
Restructuring and other charges (recoveries) from discontinued operations	(35.8)	86.8	15.9
Total impairment, restructuring and other charges (recoveries)	$(22.5)	$239.6	$20.8

The following table summarizes the activity related to liabilities associated with restructuring and other, excluding insurance reimbursement recoveries, for each of the periods presented:

	Year Ended September 30,
	2019	2018	2017
	(In millions)
Amounts accrued for restructuring and other at beginning of year	$112.2	$12.1	$20.8
Restructuring and other charges from continuing operations	13.4	32.7	8.3
Restructuring and other charges (recoveries) from discontinued operations	(22.4)	86.8	15.9
Payments and other	(91.6)	(19.4)	(32.9)
Amounts accrued for restructuring and other at end of year	$11.6	$112.2	$12.1

Included in restructuring accruals, as of September 30, 2019, is $3.1 million that is classified as long-term. Payments against the long-term accruals will be incurred as the employees covered by the restructuring plan retire or through the passage of time. The remaining amounts accrued will continue to be paid out over the course of the next twelve months.
Project Catalyst
In connection with the acquisition of Sunlight Supply during the third quarter of fiscal 2018, the Company announced the launch of an initiative called Project Catalyst, which is a company-wide restructuring effort to reduce operating costs throughout the U.S. Consumer, Hawthorne and Other segments and drive synergies from acquisitions within the Hawthorne segment. During fiscal 2019, the Company incurred charges of $13.7 million related to Project Catalyst. The Company incurred charges of $1.1 million in its U.S. Consumer segment, $4.2 million in its Hawthorne segment and $0.6 million in its Other segment in the “Cost of sales—impairment, restructuring and other” line in the Consolidated Statements of Operations during fiscal 2019 related to employee termination benefits, facility closure costs and impairment of property, plant and equipment. The Company incurred charges of $0.5 million in its U.S. Consumer segment, $3.9 million in its Hawthorne segment, $0.6 million in its Other segment and $2.8 million at Corporate in the “Impairment, restructuring and other” line in the Consolidated Statements of Operations during fiscal 2019 related to employee termination benefits and facility closure costs. Costs incurred to date since the inception of Project Catalyst are $25.9 million for the Hawthorne segment, $13.2 million for the U.S. Consumer segment, $1.2 million for the Other segment and $2.8 million for Corporate.
During fiscal 2018, the Company incurred charges of $29.4 million related to Project Catalyst. The Company incurred charges of $8.2 million in its U.S. Consumer segment and $12.4 million in its Hawthorne segment in the “Cost of sales—impairment, restructuring and other” line in the Consolidated Statements of Operations during fiscal 2018 related to employee termination benefits, facility closure costs and impairment of property, plant and equipment. The Company incurred charges of $3.4 million in its U.S. Consumer segment and $5.4 million in its Hawthorne segment in the “Impairment, restructuring and other” line in the Consolidated Statements of Operations during fiscal 2018 related to employee termination benefits.

THE SCOTTS MIRACLE-GRO COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Project Focus
In the first quarter of fiscal 2016, the Company announced a series of initiatives called Project Focus designed to maximize the value of its non-core assets and focus on emerging categories of the lawn and garden industry in its core U.S. business. During fiscal 2018, the U.S. Consumer segment recognized adjustments of $0.1 million related to previously recognized termination benefits associated with Project Focus in the “Impairment, restructuring and other” line in the Consolidated Statements of Operations. During fiscal 2017, the Company recognized restructuring costs related to termination benefits and facility closure costs of $8.3 million in the “Impairment, restructuring and other” line in the Consolidated Statements of Operations, including $6.7 million for the U.S. Consumer segment, $0.9 million for the Hawthorne segment and $0.7 million for the Other segment. Costs incurred to date since the inception of the current Project Focus initiatives are $10.0 million for the U.S. Consumer segment, $0.9 million for the Hawthorne segment and $1.2 million for the Other segment.
On August 31, 2017, the Company completed the sale of the International Business. Refer to “NOTE 3. DISCONTINUED OPERATIONS” for more information. During fiscal 2018 and fiscal 2017, the Company recognized $1.8 million and $15.5 million, respectively, in transaction related costs associated with the sale of the International Business as well as termination benefits and facility closure costs of zero and $(0.4) million, respectively, in the “Income (loss) from discontinued operations, net of tax” line in the Consolidated Statements of Operations.
Other
During fiscal 2019, the Company recognized a favorable adjustment of $22.5 million as a result of the final resolution of the previously disclosed settlement agreement related to the In re Morning Song Bird Food Litigation legal matter in the “Income (loss) from discontinued operations, net of tax” line in the Consolidated Statements of Operations. In addition, during fiscal 2019, the Company recognized insurance recoveries of $13.4 million related to this matter in the “Income (loss) from discontinued operations, net of tax” line in the Consolidated Statements of Operations. During fiscal 2018, the Company recognized a pre-tax charge of $85.0 million for a probable loss related to this matter in the “Income (loss) from discontinued operations, net of tax” line in the Consolidated Statements of Operations. Refer to “NOTE 20. CONTINGENCIES” for more information.
During fiscal 2019, the Company recognized a favorable adjustment of $0.4 million related to the previously disclosed legal matter In re Scotts EZ Seed Litigation in the “Impairment, restructuring and other” line in the Consolidated Statements of Operations. During fiscal 2018, the Company recognized a charge of $11.7 million for a probable loss related to this matter in the “Impairment, restructuring and other” line in the Consolidated Statements of Operations. Refer to “NOTE 20. CONTINGENCIES” for more information.
During fiscal 2018, the Company recognized a non-cash impairment charge of $94.6 million related to a goodwill impairment in the Hawthorne segment in the “Impairment, restructuring and other” line in the Consolidated Statements of Operations as a result of the Company’s annual fourth quarter quantitative goodwill impairment test. Refer to “NOTE 5. GOODWILL AND INTANGIBLE ASSETS, NET” for more information.
During fiscal 2018, the Company recognized a non-cash impairment charge of $17.5 million related to the settlement of a portion of certain previously acquired customer relationships due to the acquisition of Sunlight Supply in the “Impairment, restructuring and other” line in the Consolidated Statement of Operations. Refer to “NOTE 8. ACQUISITIONS AND INVESTMENTS” for more information.
During fiscal 2017, the Company recognized a recovery of $4.4 million related to the reduction of a contingent consideration liability associated with a historical acquisition and recorded a $1.0 million impairment charge on the write-off of a trademark asset due to operating performance and future growth expectations within the “Impairment, restructuring and other” line in the Consolidated Statements of Operations.

THE SCOTTS MIRACLE-GRO COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 5.  GOODWILL AND INTANGIBLE ASSETS, NET
The following table displays a rollforward of the carrying amount of goodwill by reportable segment:

	U.S. Consumer	Hawthorne	Other	Total
	(In millions)
Goodwill	$229.9	$202.3	$11.2	$443.4
Accumulated impairment losses	(1.8)	—	—	(1.8)
Balance at September 30, 2017	228.1	202.3	11.2	441.6
Acquisitions, net of purchase price adjustments	—	198.0	—	198.0
Foreign currency translation	—	(1.6)	(0.4)	(2.0)
Impairment	—	(94.6)	—	(94.6)

Goodwill	$229.9	$398.7	$10.8	$639.4
Accumulated impairment losses	(1.8)	(94.6)	—	(96.4)
Balance at September 30, 2018	228.1	304.1	10.8	543.0
Acquisitions, net of purchase price adjustments	—	1.3	—	1.3
Foreign currency translation	—	(5.4)	(0.2)	(5.6)

Goodwill	$229.9	$394.6	$10.6	$635.1
Accumulated impairment losses	(1.8)	(94.6)	—	(96.4)
Balance at September 30, 2019	$228.1	$300.0	$10.6	$538.7

The Company performed annual impairment testing as of the first day of its fourth fiscal quarter in fiscal 2019, 2018 and 2017 and, with the exception of the Hawthorne reporting unit in fiscal 2018, concluded that there were no impairments of goodwill as the estimated fair value of each reporting unit exceeded its carrying value. During the fourth quarter of fiscal 2018, the Company recognized a non-cash goodwill impairment charge of $94.6 million related to the Hawthorne reporting unit in the “Impairment, restructuring and other” line in the Consolidated Statements of Operations. The impairment was primarily driven by a downturn in the U.S. retail hydroponic market. This impairment charge did not impact the Company’s liquidity, cash flows from operations or compliance with debt covenants. The fair value estimates utilize significant unobservable inputs and thus represent Level 3 nonrecurring fair value measurements.

THE SCOTTS MIRACLE-GRO COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table presents intangible assets, net:

	September 30, 2019			September 30, 2018
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
	(In millions)
Finite-lived intangible assets:
Tradenames	$254.1	$(48.9)	$205.2	$258.1	$(37.8)	$220.3
Customer accounts	210.7	(60.6)	150.1	212.5	(43.2)	169.3
Technology	49.8	(36.7)	13.1	49.1	(34.4)	14.7
Other	24.4	(9.2)	15.2	24.4	(7.0)	17.4
Total finite-lived intangible assets, net			383.6			421.7
Indefinite-lived intangible assets:
Indefinite-lived tradenames			168.2			168.2
Marketing Agreement Amendment			155.7			155.7
Brand Extension Agreement			—			111.7
Total indefinite-lived intangible assets			323.9			435.6
Total intangible assets, net			$707.5			$857.3

During the fourth quarter of fiscal 2019, the Company entered into a Brand Extension Agreement Asset Purchase Agreement (the “BEA Purchase Agreement”) under which it sold to Monsanto specified assets related to the development, manufacture, production, advertising, marketing, promotion, distribution, importation, exportation, offer for sale and sale of specified Roundup® branded products sold outside the non-selective weedkiller category within the residential lawn and garden market. Refer to “NOTE 7. MARKETING AGREEMENT” for more information.
During the third quarter of fiscal 2018, the Company’s Hawthorne segment recognized a non-cash impairment charge of $17.5 million related to the settlement of a portion of certain previously acquired customer relationships due to the acquisition of Sunlight Supply.
Total amortization expense was $33.4 million, $30.0 million and $23.3 million for fiscal 2019, fiscal 2018 and fiscal 2017, respectively. Amortization expense is estimated to be as follows for the years ending September 30 (in millions):

2020	$30.8
2021	29.0
2022	26.7
2023	24.8
2024	22.0

THE SCOTTS MIRACLE-GRO COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 6.  DETAIL OF CERTAIN FINANCIAL STATEMENT ACCOUNTS

The following is detail of certain financial statement accounts:

	September 30,
	2019	2018
	(In millions)
INVENTORIES:
Finished goods	$344.9	$292.1
Work-in-progress	63.6	60.1
Raw materials	131.8	129.2
	$540.3	$481.4
PREPAID AND OTHER CURRENT ASSETS:
Receivable associated with brand extension asset sale	$115.2	$—
Other	59.0	59.9
	$174.2	$59.9

	September 30,
	2019	2018
	(In millions)
PROPERTY, PLANT AND EQUIPMENT, NET:
Land and improvements	$129.4	$122.8
Buildings	255.9	249.1
Machinery and equipment	554.5	567.1
Furniture and fixtures	45.7	42.8
Software	107.0	99.9
Capital leases	26.6	0.6
Aircraft	16.6	16.6
Construction in progress	38.3	42.4
	1,174.0	1,141.3
Less: accumulated depreciation	(628.0)	(610.5)
	$546.0	$530.8
OTHER ASSETS:
Loans receivable	$95.1	$112.6
Accrued pension, postretirement and executive retirement assets	50.8	44.0
Contingent consideration receivable	16.7	17.7
Bonnie Option	11.3	13.0
Unamortized debt issuance costs	7.7	9.6
Other	13.2	4.7
	$194.8	$201.6

THE SCOTTS MIRACLE-GRO COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	September 30,
	2019	2018
	(In millions)
OTHER CURRENT LIABILITIES:
Accrued restructuring and other	$8.5	$111.4
Advertising and promotional accruals	74.0	52.5
Payroll and other compensation accruals	73.2	39.2
Accrued interest	16.7	16.7
Accrued insurance and claims	11.7	12.6
Accrued taxes	22.4	11.3
Other	71.7	85.9
	$278.2	$329.6
OTHER NON-CURRENT LIABILITIES:
Accrued pension, postretirement and executive retirement liabilities	$86.9	$75.7
Deferred tax liabilities	36.3	69.6
Deferred licensing revenue	—	10.7
Other	38.3	20.5
	$161.5	$176.5

	September 30,
	2019	2018	2017
	(In millions)
ACCUMULATED OTHER COMPREHENSIVE LOSS:
Unrecognized gain (loss) on derivatives, net of tax of $2.8, $(2.9) and $(1.3), respectively	$(8.1)	$8.3	$2.0
Pension and other postretirement liabilities, net of tax of $22.8, $31.4 and $33.4, respectively	(68.4)	(45.6)	(54.5)
Foreign currency translation adjustment	(17.4)	(8.7)	(16.7)
	$(93.9)	$(46.0)	$(69.2)

NOTE 7.  MARKETING AGREEMENT
The Scotts Company LLC (“Scotts LLC”) is the exclusive agent of Monsanto for the marketing and distribution of certain of Monsanto’s consumer Roundup® branded products in the United States and certain other specified countries. On May 15, 2015, the Company and Monsanto entered into an Amendment to the Original Marketing Agreement (the “Marketing Agreement Amendment”), a Lawn and Garden Brand Extension Agreement (the “Brand Extension Agreement”) and a Commercialization and Technology Agreement (the “Commercialization and Technology Agreement”). In consideration for these agreements, the Company paid $300.0 million to Monsanto and recorded this amount as intangible assets for which the related economic useful life is indefinite.
On August 31, 2017, in connection with and as a condition to the consummation of the Company’s sale of its International Business, the Company entered into the Second Amended and Restated Agency and Marketing Agreement (the “Restated Marketing Agreement”) and the Amended and Restated Lawn and Garden Brand Extension Agreement - Americas (the “Restated Brand Extension Agreement”) to reflect the Company’s transfer and assignment to the purchaser of such business of the Company’s rights and responsibilities under the Original Marketing Agreement and the Brand Extension Agreement relating to those countries subject to the sale. The Company included $32.6 million of the carrying amount of the intangible asset associated with the Marketing Agreement Amendment with the International Business disposal unit on the basis of the asset’s historical carrying amount and this amount was disposed of as part of the sale of the International Business.
The annual commission payable under the Restated Marketing Agreement is equal to (1) 50% of the actual earnings before interest and income taxes of Monsanto’s consumer Roundup® business in the markets covered by the Restated Marketing Agreement (“Program EBIT”) for program years 2017 and 2018 and (2) 50% of Program EBIT in excess of $40.0 million for program year 2019. The Restated Marketing Agreement also requires the Company to make annual payments of $18.0 million to Monsanto as

THE SCOTTS MIRACLE-GRO COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

a contribution against the overall expenses of its consumer Roundup® business. During fiscal 2019, Monsanto agreed to reimburse the Company for $20.0 million of additional expenses incurred by the Company for certain activities connected to the Restated Marketing Agreement, which was recognized in the “Net sales” line in the Consolidated Statements of Operations.
Effective August 1, 2019, the Company entered into the Third Restated Agreement which, among other things:

•	Increases the amount of the commission to which the Company is entitled for program year 2020 and thereafter from 50% of Program EBIT in excess of $40.0 million to 50% of Program EBIT;

•
Provides that if the Program EBIT for any program year is not at least $36 million the contribution payment to be paid by the Company to Monsanto for such program year will be reduced (i) by an amount equal to 50% of the difference between $36 million and the Program EBIT for such program year or (ii) to zero in the event that the difference between $36 million and the Program EBIT is a negative number;

•	Expands the definition of Roundup® products for which the Company is providing services under the Third Restated Agreement to include BEA products (as defined in the Third Restated Agreement);

•
Expands the Company’s termination rights by authorizing the Company to terminate the Third Restated Agreement (i) for any reason effective as of September 30, 2022 by delivery of notice of termination to Monsanto on January 15, 2021 (a “Convenience Termination”) or (ii) upon the insolvency or bankruptcy of Monsanto;

•
Expands Monsanto’s termination rights by authorizing Monsanto to terminate the Third Restated Agreement in the event that Monsanto decides to decommission the permits, licenses and registrations needed for, and the trademarks, trade names, packages, copyrights and designs used in, the sale of the Roundup® products in the lawn and garden market (a “Brand Decommissioning Termination”);

•
Updates the termination fee structure to require Monsanto to pay a termination fee to the Company in an amount equal to (i) $175 million if the Company terminates the Third Restated Agreement for convenience, (ii) $375 million upon a brand decommissioning event, and (iii) the greater of $175 million or four times an amount equal to the average of the Program EBIT for the three program years before the year of termination, minus $186.4 million, if Monsanto or its successor terminates the Third Restated Agreement as a result of a Roundup Sale or Change of Control of Monsanto (each, as defined in the Third Restated Agreement); and

•	Permits each party to terminate the Third Restated Agreement if Program EBIT falls below $50 million and, in such case, no termination fee would be payable to either party.
In addition, in connection with the signing of the Third Restated Agreement, the Company also entered into (i) the BEA Purchase Agreement, (ii) a termination agreement regarding the Brand Extension Agreement and (iii) a termination agreement regarding the Commercialization and Technology Agreement. The BEA Purchase Agreement provides for the sale by the Company to Monsanto of specified assets related to, among other things, the development, manufacture, production, advertising, marketing, promotion, distribution, importation, exportation, offer for sale and sale of specified Roundup® branded products sold outside the non-selective weedkiller category within the residential lawn and garden market. The consideration to be paid by Monsanto is the sum of $112.0 million plus the value of finished goods inventory of $3.5 million. This consideration is payable to the Company on January 15, 2020 and has been recorded in the “Prepaid and other current assets” line in the Consolidated Balance Sheets. The carrying value of the assets sold, which included the brand extension agreement intangible asset with a carrying value of $111.7 million, approximated the consideration received, resulting in an insignificant gain on the sale.
The elements of the net commission and reimbursements earned under the Restated Marketing Agreement and Third Restated Agreement and included in “Net sales” are as follows:

	Year Ended September 30
	2019	2018	2017
	(In millions)
Gross commission	$58.4	$80.5	$87.7
Contribution expenses	(18.0)	(18.0)	(18.0)
Amortization of marketing fee	—	(0.8)	(0.8)
Net commission	40.4	61.7	68.9
Reimbursements associated with Roundup® marketing agreement	73.4	54.5	56.1
Total net sales associated with Roundup® marketing agreement	$113.8	$116.2	$125.0

THE SCOTTS MIRACLE-GRO COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 8.  ACQUISITIONS AND INVESTMENTS
FISCAL 2018
Sunlight Supply
On June 4, 2018, the Company’s Hawthorne segment acquired substantially all of the assets and certain liabilities of Sunlight Supply, Inc., Sunlight Garden Supply, Inc., Sunlight Garden Supply, ULC, and IP Holdings, LLC, and all of the issued and outstanding equity interests of Columbia River Industrial Holdings, LLC (collectively “Sunlight Supply”), a Vancouver, Washington based leading developer, manufacturer, marketer and distributer of horticultural, organics, lighting, and hydroponics products. Prior to the transaction, Sunlight Supply served as a non-exclusive distributor of the Company. The purchase price of Sunlight Supply was $459.1 million, a portion of which was paid by the issuance of 0.3 million Common Shares, a non-cash investing and financing activity, with a fair value of $23.4 million based on the average share price at the time of payment. The purchase price included contingent consideration, a non-cash investing activity, with an initial fair value of $3.1 million and a maximum payout of $20.0 million, which was finalized during the third quarter of fiscal 2019 and resulted in no additional payment by the Company. The purchase price was also subject to a post-closing net working capital adjustment which was paid during the first quarter of fiscal 2019.
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
The acquisition of Sunlight Supply also resulted in the settlement of a portion of certain previously acquired customer relationships, which resulted in a non-cash impairment charge of $17.5 million recognized in the “Impairment, restructuring and other” line in the Consolidated Statements of Operations during the third quarter of fiscal 2018 to reduce the carrying value of these previously acquired customer relationship intangible assets to an estimated fair value of $30.9 million. The estimated fair value was determined using an income-based approach, which includes market participant expectations of cash flows that an asset will generate over the remaining useful life discounted to present value using an appropriate discount rate, and has been included as part of goodwill. Additionally, the Company reduced the value of deferred tax liabilities associated with the write-off of these previously acquired customer relationship intangible assets by $7.3 million, which was recognized in the “Income tax expense (benefit) from continuing operations” line in the Consolidated Statement of Operations for fiscal 2018.
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

Gavita
On May 26, 2016, the Company’s Hawthorne segment acquired majority control and a 75% economic interest in Gavita. Gavita’s former ownership group initially retained a 25% noncontrolling interest in Gavita consisting of ownership of 5% of the outstanding shares of Gavita and a loan with interest payable based on distributions by Gavita. The loan was recorded at fair value in the “Long-term debt” line in the Consolidated Balance Sheets. During the fourth quarter of fiscal 2017, the Company recorded a charge of $13.4 million to write-up the fair value of the loan to the noncontrolling ownership group of Gavita to the agreed upon buyout value in the “Other non-operating (income) expense” line in the Consolidated Statements of Operations. On October 2, 2017, the Company’s Hawthorne segment acquired the remaining 25% noncontrolling interest in Gavita, including Agrolux, for $69.2 million, plus payment of contingent consideration of $3.0 million. The carrying value of the 25% noncontrolling interest consisted of long-term debt of $55.6 million and noncontrolling interest of $7.9 million. The difference between purchase price and carrying value of $5.7 million was recognized in the “Common shares and capital in excess of $0.01 stated value per share” line within “Total equity—controlling interest” in the Consolidated Balance Sheets.
Can-Filters
On October 11, 2017, the Company’s Hawthorne segment completed the acquisition of substantially all of the U.S. and Canadian assets of Can-Filters Group Inc. (“Can-Filters”) for $74.1 million. Based in British Columbia, Can-Filters is a wholesaler of ventilation products for indoor and hydroponic gardening and industrial market customers. The valuation of the acquired assets included (i) $1.5 million of cash, prepaid and other current assets, (ii) $7.7 million of inventory and accounts receivable, (iii) $4.4 million of fixed assets, (iv) $0.7 million of accounts payable and other current liabilities, (v) $39.7 million of finite-lived identifiable intangible assets, and (vi) $21.5 million of tax-deductible goodwill. Identifiable intangible assets included tradenames and customer relationships with useful lives of 25 years. The estimated fair value of the identifiable intangible assets were determined using an income-based approach, which includes market participant expectations of cash flows that an asset will generate over the remaining useful life discounted to present value using an appropriate discount rate. Net sales for Can-Filters included within the Hawthorne segment for fiscal 2018 were $10.7 million.
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
During the first quarter of fiscal 2017, the Company’s U.S. Consumer segment completed two acquisitions of companies whose products support water positive landscapes and internet-enabled technology for an aggregate purchase price of $3.2 million. The valuation of the acquired assets for the transactions included finite-lived identifiable intangible assets and goodwill of $2.8 million. During the third quarter of fiscal 2017, the Company’s Hawthorne segment completed the acquisition of a company focused on the technology supporting hydroponic growing systems for an aggregate purchase price of $3.5 million, which included finite-lived identifiable intangible assets of $3.2 million.

NOTE 9. INVESTMENT IN UNCONSOLIDATED AFFILIATES
On April 13, 2016, pursuant to the terms of the Contribution and Distribution Agreement (the “Contribution Agreement”) between the Company and TruGreen Holding Corporation (“TruGreen Holdings”), the Company completed the contribution of the Scotts LawnService® business (the “SLS Business”) to Outdoor Home Services Holdings LLC, a lawn services joint venture between the Company and TruGreen Holding Corporation (the “TruGreen Joint Venture”), in exchange for a minority equity interest of approximately 30% in the TruGreen Joint Venture. The Company’s interest had an initial fair value of $294.0 million and was accounted for using the equity method of accounting. In connection with the closing of the transactions contemplated by the Contribution Agreement on April 13, 2016, the TruGreen Joint Venture obtained debt financing and made a distribution of $196.2 million to the Company and the Company invested $18.0 million in second lien term loan financing to the TruGreen Joint Venture. The Company was reimbursed $1.4 million and $40.2 million during fiscal 2018 and fiscal 2017, respectively, for expenses incurred pursuant to a short-term transition services agreement, payments on claims associated with insurance programs and an employee leasing agreement. During the fourth quarter of fiscal 2017, the Company received an $87.1 million distribution from the TruGreen Joint Venture in connection with its August 2017 debt refinancing. In the first quarter of fiscal 2018, the Company’s net investment and advances were reduced to a liability and subsequently the Company no longer recorded its proportionate share of the TruGreen Joint Venture earnings in the Consolidated Statements of Operations. The Company received cumulative distributions from the TruGreen Joint Venture in excess of its investment balance, which resulted in an amount recorded in the “Distributions in excess of investment in unconsolidated affiliate” line in the Consolidated Balance Sheets of $21.9 million at September 30, 2018. The Company does not have any contractual obligations to fund losses of the TruGreen Joint Venture.
On March 19, 2019, the Company entered into an agreement under which it sold all of its approximately 30% equity interest in the TruGreen Joint Venture to TruGreen Companies L.L.C., a subsidiary of TruGreen Holding Corporation. In connection with this transaction, the Company received cash proceeds of $234.2 million related to the sale of its equity interest in the TruGreen Joint Venture and $18.4 million related to the payoff of second lien term loan financing, which was previously recorded in the “Other assets” line in the Consolidated Balance Sheets. During fiscal 2019, the Company also received a distribution from the TruGreen Joint Venture intended to cover certain required tax payments of $3.5 million, which was classified as an investing activity in the Consolidated Statements of Cash Flows. During fiscal 2019, the Company recognized a pre-tax gain of $259.8 million related to this sale in the “Other non-operating (income) expense, net” line in the Consolidated Statements of Operations. The Company made cash tax payments of $99.5 million as a result of the sale of the Company’s equity interest, of which $47.1

THE SCOTTS MIRACLE-GRO COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

million was previously recorded as deferred tax liabilities and classified in the “Other liabilities” line in the Consolidated Balance Sheets at September 30, 2018.
During the fourth quarter of fiscal 2017, the Company made a $29.4 million investment in an unconsolidated subsidiary whose products support the professional U.S. industrial, turf and ornamental market (the “IT&O Joint Venture”). On April 1, 2019, the Company sold all of its interest in the IT&O Joint Venture for cash proceeds of $36.6 million. During fiscal 2019, the Company recognized a pre-tax gain of $2.9 million related to this sale in the “Other non-operating (income) expense, net” line in the Consolidated Statements of Operations. During fiscal 2019, the Company received a distribution of net earnings from the IT&O Joint Venture of $4.9 million, which was classified as an operating activity in the Consolidated Statements of Cash Flows. The Company provided the IT&O Joint Venture with line of credit financing of $14.3 million during fiscal 2018, which was fully repaid as of September 30, 2018.

NOTE 10.  RETIREMENT PLANS
The Company sponsors a defined contribution 401(k) plan for substantially all U.S. associates. The Company matches 200% of associates’ initial 3% contribution and 50% of their remaining contribution up to 6%. The Company may make additional discretionary profit sharing matching contributions to eligible employees on their initial 3% contribution. The Company recorded charges of $18.9 million, $15.3 million and $13.9 million under the plan in fiscal 2019, fiscal 2018 and fiscal 2017, respectively.
The Company sponsors two defined benefit pension plans for certain U.S. associates and three defined benefit pension plans associated with the former businesses in the United Kingdom and Germany. Benefits under these plans have been frozen and closed to new associates since 1997 for the U.S. plans, 2010 for the United Kingdom plans and 2017 for the Germany plan. The benefits under the plans are based on years of service and compensation levels. The Company’s funding policy, consistent with statutory requirements and tax considerations, is based on actuarial computations using the Projected Unit Credit method.
The following tables present information about benefit obligations, plan assets, annual expense, assumptions and other information about the Company’s defined benefit pension plans. The defined benefit pension plans are valued using a September 30 measurement date.

	U.S. Defined Benefit Pension Plans		International Defined Benefit Pension Plans
	2019	2018	2019	2018
	(In millions)
Change in projected benefit obligation:
Benefit obligation at beginning of year	$100.1	$110.0	$175.0	$190.7
Interest cost	3.5	3.1	4.0	4.2
Actuarial (gain) loss	11.6	(5.8)	21.9	(6.8)
Benefits paid	(7.2)	(7.2)	(7.3)	(8.2)
Other	—	—	2.6	—
Foreign currency translation	—	—	(11.0)	(4.9)
Projected benefit obligation at end of year	$108.0	$100.1	$185.2	$175.0
Accumulated benefit obligation at end of year	$108.0	$100.1	$185.2	$175.0
Change in plan assets:
Fair value of plan assets at beginning of year	$80.7	$87.5	$181.5	$181.2
Actual return on plan assets	7.6	0.2	26.5	6.5
Employer contribution	0.2	0.2	7.4	7.7
Benefits paid	(7.2)	(7.2)	(7.3)	(8.2)
Foreign currency translation	—	—	(11.5)	(5.7)
Fair value of plan assets at end of year	$81.3	$80.7	$196.6	$181.5
Overfunded (underfunded) status at end of year	$(26.7)	$(19.4)	$11.4	$6.5

THE SCOTTS MIRACLE-GRO COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	U.S. Defined Benefit Pension Plans		International Defined Benefit Pension Plans
	2019	2018	2019	2018
	(In millions)
Information for pension plans with an accumulated benefit obligation in excess of plan assets:
Projected benefit obligation	$108.0	$100.1	$18.1	$18.1
Accumulated benefit obligation	108.0	100.1	18.1	18.1
Fair value of plan assets	81.3	80.7	—	—
Amounts recognized in the Consolidated Balance Sheets consist of:
Noncurrent assets	$—	$—	$29.5	$24.7
Current liabilities	(0.2)	(0.2)	(0.9)	(1.0)
Noncurrent liabilities	(26.5)	(19.2)	(17.2)	(17.2)
Total amount accrued	$(26.7)	$(19.4)	$11.4	$6.5
Amounts recognized in accumulated other comprehensive loss consist of:
Actuarial loss	$44.4	$37.9	$41.8	$42.6
Prior service cost	—	—	2.5	—
Total amount recognized	$44.4	$37.9	$44.3	$42.6

	U.S. Defined Benefit Pension Plans		International Defined Benefit Pension Plans
	2019	2018	2019	2018
	(In millions, except percentage figures)
Total change in other comprehensive loss attributable to:
Pension benefit gain (loss) during the period	$(8.0)	$1.3	$(2.5)	$5.9
Reclassification of pension benefit losses to net income	1.5	1.5	0.8	1.1
Prior service cost recognized during the period	—	—	(2.6)	—
Foreign currency translation	—	—	2.6	1.2
Total change in other comprehensive loss	$(6.5)	$2.8	$(1.7)	$8.2
Amounts in accumulated other comprehensive loss expected to be recognized as components of net periodic benefit cost in fiscal 2020 are as follows:
Actuarial loss	$1.8		$0.9
Prior service cost	—		0.1
Amount to be amortized into net periodic benefit cost	$1.8		$1.0
Weighted average assumptions used in development of projected benefit obligation:
Discount rate	2.77%	3.95%	1.60%	2.57%

THE SCOTTS MIRACLE-GRO COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	U.S. Defined Benefit Pension Plans			International Defined Benefit Pension Plans
	2019	2018	2017	2019	2018	2017
	(In millions, except percentage figures)
Components of net periodic benefit (income) cost:
Service cost	$—	$—	$—	$—	$—	$0.9
Interest cost	3.5	3.1	2.8	4.0	4.2	3.7
Expected return on plan assets	(4.0)	(4.6)	(4.9)	(7.1)	(7.2)	(7.7)
Net amortization	1.4	1.5	1.7	0.8	1.1	1.8
Net periodic benefit (income) cost	0.9	—	(0.4)	(2.3)	(1.9)	(1.3)
Settlement	—	—	—	—	—	1.4
Total benefit (income) cost	$0.9	$—	$(0.4)	$(2.3)	$(1.9)	$0.1
Weighted average assumptions used in development of net periodic benefit (income) cost:
Weighted average discount rate - service cost	n/a	n/a	n/a	n/a	n/a	1.37%
Weighted average discount rate - interest cost	3.67%	2.87%	2.44%	2.34%	2.21%	1.84%
Expected return on plan assets	5.25%	5.50%	5.50%	3.94%	4.45%	4.55%
Rate of compensation increase	n/a	n/a	n/a	n/a	n/a	3.50%

Investment Strategy
Target allocation percentages among various asset classes are maintained based on an individual investment policy established for each of the various pension plans. Asset allocations are designed to achieve long-term objectives of return while mitigating against downside risk considering expected cash requirements necessary to fund benefit payments. However, the Company cannot predict future investment returns and therefore cannot determine whether future pension plan funding requirements could materially and adversely affect its financial condition, results of operations or cash flows.
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
	(In millions, except percentage figures)
Other information:
Plan asset allocations:
Target for September 30, 2020:
Equity securities	22%	27%
Debt securities	74%	73%
Real estate securities	4%	—%
Cash and cash equivalents	—%	—%
September 30, 2019
Equity securities	21%	27%
Debt securities	72%	72%
Real estate securities	4%	—%
Cash and cash equivalents	3%	1%
September 30, 2018
Equity securities	22%	34%
Debt securities	71%	63%
Real estate securities	4%	—%
Cash and cash equivalents	3%	1%
Insurance contracts	—%	2%

Expected company contributions in fiscal 2020	$2.3	$6.2
Expected future benefit payments:
2020	$7.8	$5.5
2021	7.6	5.6
2022	7.5	5.7
2023	7.4	5.9
2024	7.3	6.1
2025 – 2029	33.6	32.4

The following tables set forth the fair value of the Company’s pension plan assets, segregated by level within the fair value hierarchy (in millions):

		U.S. Defined Benefit Pension Plans		International Defined Benefit Pension Plans
	Fair Value Hierarchy Level	2019	2018	2019	2018
Cash and cash equivalents	Level 1	$2.6	$2.6	$1.1	$1.0
Mutual funds—real estate	Level 2	3.2	3.2	—	—
Mutual funds—equities	Level 2	16.6	18.0	53.3	61.2
Mutual funds—fixed income	Level 2	58.9	56.9	142.2	114.8
Insurance contracts	Level 2	—	—	—	4.5
Total		$81.3	$80.7	$196.6	$181.5
Mutual funds are valued at the exchange-listed year end closing price or at the net asset value of shares held at the end of the year.

THE SCOTTS MIRACLE-GRO COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 11.  ASSOCIATE MEDICAL BENEFITS
The Company provides comprehensive major medical benefits to its associates. The Company is self-insured for certain health benefits up to $0.7 million per occurrence per individual. The cost of such benefits is recognized as expense in the period the claim is incurred. This cost was $31.4 million, $31.2 million and $33.4 million in fiscal 2019, fiscal 2018 and fiscal 2017, respectively.
The Company also provides comprehensive major medical benefits to certain retired associates and their dependents. Substantially all of the Company’s domestic associates who were hired before January 1, 1998 become eligible for these benefits if they retire at age 55 or older with more than ten years of service. The retiree medical plan requires certain minimum contributions from retired associates and includes provisions to limit the overall cost increases the Company is required to cover. The Company funds its portion of retiree medical benefits on a pay-as-you-go basis.
The following tables set forth information about the retiree medical plan for domestic associates. The retiree medical plan is valued using a September 30 measurement date.

	2019	2018
	(In millions, except percentage figures)
Change in Accumulated Plan Benefit Obligation (APBO):
Benefit obligation at beginning of year	$21.4	$23.9
Service cost	0.2	0.3
Interest cost	0.8	0.7
Plan participants’ contributions	0.3	0.3
Actuarial (gain) loss	1.9	(1.9)
Benefits paid	(1.8)	(1.9)
Benefit obligation at end of year	$22.8	$21.4
Change in plan assets:
Fair value of plan assets at beginning of year	$—	$—
Employer contribution	1.5	1.6
Plan participants’ contributions	0.3	0.3
Gross benefits paid	(1.8)	(1.9)
Fair value of plan assets at end of year	$—	$—
Unfunded status at end of year	$(22.8)	$(21.4)

	2019	2018
	(In millions, except percentage figures)
Amounts recognized in the Consolidated Balance Sheets consist of:
Current liabilities	$(1.7)	$(1.8)
Noncurrent liabilities	(21.1)	(19.6)
Total amount accrued	$(22.8)	$(21.4)
Amounts recognized in accumulated other comprehensive (income) loss consist of:
Actuarial loss	$3.1	$1.1
Prior service credit	(3.6)	(4.7)
Total amount recognized	$(0.5)	$(3.6)
Total change in other comprehensive (income) loss attributable to:
Benefit loss (gain) during the period	$1.9	$(1.9)
Reclassification of prior service credit and benefit loss to net income	1.1	0.9
Total change in other comprehensive (income) loss	$3.0	$(1.0)

Discount rate used in development of APBO	3.05%	4.17%

THE SCOTTS MIRACLE-GRO COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Net periodic benefit (income) cost was $(0.1) million, $0.1 million and $0.3 million during fiscal 2019, fiscal 2018 and fiscal 2017, respectively. The estimated actuarial loss and prior service credit that will be amortized from accumulated loss into net periodic benefit cost over the next fiscal year is $0.2 million and $1.1 million, respectively.
For measurement as of September 30, 2019, management has assumed that health care costs will increase at an annual rate of 6.25%, and thereafter decreasing to an ultimate trend rate of 4.75% in 2026. A 100 basis point change in health cost trend rate assumptions would not have a material effect on service costs, interest costs or the APBO.
The following benefit payments under the plan are expected to be paid by the Company and the retirees for the fiscal years indicated:

	Gross Benefit Payments	Retiree Contributions	Net Company Payments
	(In millions)
2020	$2.3	$(0.5)	$1.8
2021	2.4	(0.6)	1.8
2022	2.5	(0.7)	1.8
2023	2.5	(0.7)	1.8
2024	2.3	(0.7)	1.6
2025 – 2029	11.3	(3.7)	7.6

NOTE 12.  DEBT
The components of debt are as follows:

	September 30,
	2019	2018
	(In millions)
Credit Facilities:
Revolving loans	$147.2	$492.2
Term loans	750.0	790.0
Senior Notes – 5.250%	250.0	250.0
Senior Notes – 6.000%	400.0	400.0
Receivables facility	76.0	76.0
Capital lease obligations	25.8	0.6
Other	10.3	16.9
Total debt	1,659.3	2,025.7
Less current portions	128.1	132.6
Less unamortized debt issuance costs	7.7	9.3
Long-term debt	$1,523.5	$1,883.8

THE SCOTTS MIRACLE-GRO COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Company’s aggregate scheduled maturities of debt and capital lease obligations are as follows (in millions):

	Capital Lease Obligations	Debt	Total
2020	$3.0	$126.0	$129.0
2021	3.5	40.3	43.8
2022	3.5	40.0	43.5
2023	3.6	777.2	780.8
2024	3.6	400.0	403.6
Thereafter	15.4	250.0	265.4
Total	32.6	1,633.5	1,666.1
Interest	(6.8)	—	(6.8)
Total debt	$25.8	$1,633.5	$1,659.3

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
At September 30, 2019, the Company had letters of credit outstanding in the aggregate principal amount of $26.7 million, and $1,326.2 million of borrowing availability under the Fifth A&R Credit Agreement. The weighted average interest rates on average borrowings under the Fifth A&R Credit Agreement and the former credit agreement were 4.6%, 4.0% and 3.9% for fiscal 2019, fiscal 2018 and fiscal 2017, respectively.
The Fifth A&R Credit Agreement contains, among other obligations, an affirmative covenant regarding the Company’s leverage ratio on the last day of each quarter calculated as average total indebtedness, divided by the Company’s earnings before interest, taxes, depreciation and amortization (“EBITDA”), as adjusted pursuant to the terms of the Fifth A&R Credit Agreement (“Adjusted EBITDA”). The maximum leverage ratio is: (i) 5.00 for the third quarter of fiscal 2019 through the first quarter of fiscal 2020; (ii) 4.75 for the second quarter of fiscal 2020 through the fourth quarter of fiscal 2020; and (iii) 4.50 for the first quarter of fiscal 2021 and thereafter. The Company’s leverage ratio was 3.67 at September 30, 2019. The Fifth A&R Credit Agreement also contains an affirmative covenant regarding the Company’s interest coverage ratio determined as of the end of each of its fiscal quarters. The interest coverage ratio is calculated as Adjusted EBITDA divided by interest expense, as described in the Fifth A&R Credit Agreement, and excludes costs related to refinancings. The minimum interest coverage ratio was 3.00 for the twelve months ended September 30, 2019. The Company’s interest coverage ratio was 5.78 for the twelve months ended September 30, 2019.
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
Senior Notes
On October 13, 2015, Scotts Miracle-Gro issued $400.0 million aggregate principal amount of 6.000% Senior Notes due 2023 (the “6.000% Senior Notes”). On December 15, 2016, Scotts Miracle-Gro issued $250.0 million aggregate principal amount of 5.250% Senior Notes due 2026 (the “5.250% Senior Notes”). The 6.000% and 5.250% Senior Notes represent general unsecured senior obligations and rank equal in right of payment with the Company’s existing and future unsecured senior debt. The 6.000% Senior Notes have interest payment dates of April 15 and October 15 of each year. The 5.250% Senior Notes have interest payment dates of June 15 and December 15 of each year. Substantially all of Scotts Miracle-Gro’s domestic subsidiaries serve as guarantors of the 6.000% and 5.250% Senior Notes.

THE SCOTTS MIRACLE-GRO COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

On October 22, 2019, Scotts Miracle-Gro issued $450.0 million aggregate principal amount of 4.500% Senior Notes due 2029 (the “4.500% Senior Notes”). The net proceeds of the offering were used to redeem all of our outstanding 6.000% Senior Notes and for general corporate purposes. The 4.500% Senior Notes represent general unsecured senior obligations and rank equal in right of payment with the Company’s existing and future unsecured senior debt. The 4.500% Senior Notes have interest payment dates of April 15 and October 15 of each year, commencing April 15, 2020. Substantially all of Scotts Miracle-Gro’s domestic subsidiaries serve as guarantors of the 4.500% Senior Notes.
On October 23, 2019, Scotts Miracle-Gro redeemed all of its outstanding 6.000% Senior Notes for a redemption price of $412.5 million, comprised of $0.5 million of accrued and unpaid interest, $12.0 million of redemption premium, and $400.0 million for outstanding principal amount. The $12.0 million redemption premium will be recognized in the Company’s first quarter of fiscal 2020. As of September 30, 2019, the Company classified the $400.0 million of 6.000% Senior Notes as long-term debt on the Consolidated Balance Sheet. Additionally, the Company had $3.1 million in unamortized bond issuance costs as of September 30, 2019, which will be written-off in the Company’s first quarter of fiscal 2020.
Receivables Facility
On April 7, 2017, the Company entered into a Master Repurchase Agreement (including the annexes thereto, the “Repurchase Agreement”) and a Master Framework Agreement, as amended annually (the “Framework Agreement” and, together with the Repurchase Agreement, the “Receivables Facility”). Under the Receivables Facility, the Company may sell a portfolio of available and eligible outstanding customer accounts receivable to the purchasers and simultaneously agree to repurchase the receivables on a weekly basis. The eligible accounts receivable consist of accounts receivable generated by sales to three specified customers. The Receivables Facility expires on August 21, 2020. The eligible amount of customer accounts receivables which may be sold under the Receivables Facility is $400.0 million and the commitment amount during the seasonal commitment period beginning on February 28, 2020 and ending on June 19, 2020 is $160.0 million.
The Company accounts for the sale of receivables under the Receivables Facility as short-term debt and continues to carry the receivables on its Consolidated Balance Sheets, primarily as a result of the Company’s requirement to repurchase receivables sold. As of September 30, 2019 and 2018, there were $76.0 million in borrowings on receivables pledged as collateral under the Receivables Facility, and the carrying value of the receivables pledged as collateral was $84.5 million. As of September 30, 2019 and 2018, there was $0.1 million and $0.4 million, respectively, of availability under the Receivables Facility.
Interest Rate Swap Agreements
The Company has outstanding interest rate swap agreements with major financial institutions that effectively convert a portion of the Company’s variable-rate debt to a fixed rate. The swap agreements had a maximum total U.S. dollar equivalent notional amount of $850.0 million and $800.0 million at September 30, 2019 and 2018, respectively. Interest payments made between the effective date and expiration date are hedged by the swap agreements, except as noted below.
The notional amount, effective date, expiration date and rate of each of these swap agreements outstanding at September 30, 2019 are shown in the table below:

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
Weighted Average Interest Rate
The weighted average interest rates on the Company’s debt were 4.8%, 4.3% and 4.6% for fiscal 2019, fiscal 2018 and fiscal 2017, respectively.

THE SCOTTS MIRACLE-GRO COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 13.  EQUITY
Authorized and issued shares consisted of the following:

September 30,
	2019	2018
(In millions)
Preferred shares, no par value:
Authorized	0.2 shares	0.2 shares
Issued	0.0 shares	0.0 shares
Common shares, no par value, $.01 stated value per share:
Authorized	100.0 shares	100.0 shares
Issued	68.1 shares	68.1 shares

In fiscal 1995, The Scotts Company merged with Stern’s Miracle-Gro Products, Inc. (“Miracle-Gro”). At September 30, 2019, the former shareholders of Miracle-Gro, including the Hagedorn Partnership, L.P., owned approximately 26% of Scotts Miracle-Gro’s outstanding Common Shares on a fully diluted basis and, thus, have the ability to significantly influence the election of directors and other actions requiring the approval of Scotts Miracle-Gro’s shareholders.
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
Accumulated Other Comprehensive Loss
During the second quarter of fiscal 2019, the Company recognized a charge of $2.5 million in the “Other non-operating (income) expense, net” line in the Consolidated Statements of Operations related to the write-off of accumulated foreign currency translation loss adjustments of a foreign subsidiary that was substantially liquidated. During the second quarter of fiscal 2018, the Company repatriated cash from a foreign subsidiary resulting in the liquidation of substantially all of the assets of the subsidiary and the write-off of accumulated foreign currency translation loss adjustments of $11.7 million within the “Other non-operating (income) expense, net” line in the Consolidated Statements of Operations.
Dividends
On August 6, 2018, Scotts Miracle-Gro announced that its Board of Directors approved an increase in the Company’s quarterly cash dividend from $0.53 to $0.55 per Common Share. On July 30, 2019, the Scotts Miracle-Gro Board of Directors approved an additional increase in the Company’s quarterly cash dividend from $0.55 to $0.58 per Common Share.
Share Repurchases
In August 2014, Scotts Miracle-Gro announced that its Board of Directors authorized the repurchase of up to $500.0 million of Common Shares over a five-year period (effective November 1, 2014 through September 30, 2019). On August 3, 2016, Scotts Miracle-Gro announced that its Board of Directors authorized a $500.0 million increase to the share repurchase authorization ending on September 30, 2019. On August 2, 2019, the Scotts Miracle-Gro Board of Directors authorized an extension of the current share repurchase authorization through March 28, 2020. The amended authorization allows for repurchases of Common Shares of up to an aggregate amount of $1.0 billion through March 28, 2020. The authorization provides the Company with flexibility to purchase Common Shares from time to time in open market purchases or through privately negotiated transactions. All or part of the repurchases may be made under Rule 10b5-1 plans, which the Company may enter into from time to time and which enable the repurchases to occur on a more regular basis, or pursuant to accelerated share repurchases. The share repurchase authorization may be suspended or discontinued by the Board of Directors at any time, and there can be no guarantee as to the timing or amount of any repurchases. There were no share repurchases under the program during fiscal 2019. During fiscal 2018 and fiscal 2017, Scotts Miracle-Gro repurchased 3.5 million and 2.7 million Common Shares for $323.1 million and $245.8 million, respectively. From the inception of this share repurchase program in the fourth quarter of fiscal 2014 through September 30, 2019, Scotts Miracle-Gro repurchased approximately 8.3 million Common Shares for $714.6 million. The “Treasury share purchases” lines in the Consolidated Statements of Shareholders’ Equity includes cash paid to tax authorities to satisfy statutory income tax

THE SCOTTS MIRACLE-GRO COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

withholding obligations related to share-based compensation of $2.7 million, $3.0 million and $9.2 million for fiscal 2019, fiscal 2018 and fiscal 2017, respectively.
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
On October 30, 2017, the Company issued 0.2 million upfront performance-based award units (the “Hawthorne PFAs”), covering a four-year performance period, with an estimated fair value of $20.2 million on the date of grant to certain Hawthorne segment employees as part of its Project Focus initiative. The Hawthorne PFAs were to vest after approximately four years subject to the achievement of specific performance goals aligned with the strategic objectives of the Company’s Project Focus initiatives. Based on the extent to which the performance goals were achieved, vested shares were to range from 50 to 250 percent of the target award amount. The performance goals were based on cumulative Hawthorne non-GAAP adjusted earnings. The Hawthorne PFAs were to accrue cash dividend equivalents payable upon vesting of the awards. During the first quarter of fiscal 2019, in light

THE SCOTTS MIRACLE-GRO COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

of Hawthorne’s acquisition of Sunlight Supply and the fiscal 2018 downturn in the Hawthorne business, the Company authorized the cancellation of the Hawthorne PFAs and the issuance of a one-time performance bonus grant for certain Hawthorne segment employees with targets based on specified levels of Hawthorne non-GAAP adjusted earnings, subject to participant consent. The Company issued 0.1 million one-time performance bonus award units to Hawthorne segment employees during fiscal 2019.
A maximum of 7.3 million Common Shares are available for issuance under share-based award plans. At September 30, 2019, approximately 3.0 million Common Shares were not subject to outstanding awards and were available to underlie the grant of new share-based awards. Common Shares held in treasury totaling 0.5 million, 0.4 million and 0.5 million were reissued in support of share-based compensation awards and employee purchases under the employee stock purchase plan during fiscal 2019, fiscal 2018 and fiscal 2017, respectively.
The following is a summary of the share-based awards granted during each of the periods indicated:

	Year Ended September 30,
	2019	2018	2017
Employees
Restricted stock units	166,534	198,807	109,708
Performance units	131,644	246,430	487,809
Board of Directors
Deferred stock units	32,101	25,858	24,291
Total share-based awards	330,279	471,095	621,808

Aggregate fair value at grant dates (in millions)	$25.5	$43.5	$57.8

Total share-based compensation was as follows for each of the periods indicated:

	Year Ended September 30,
	2019	2018	2017
	(In millions)
Share-based compensation	$38.4	$40.5	$25.2
Tax benefit recognized	9.5	10.5	9.8

The tax benefit realized from the tax deductions associated with the exercise of share-based awards and the vesting of restricted stock totaled $2.8 million for fiscal 2019.
Stock Options
Aggregate stock option activity was as follows:

	No. of Options	Wtd. Avg. Exercise Price
Awards outstanding at September 30, 2018	1,217,092	$58.68
Granted	—	—
Exercised	(354,704)	56.66
Forfeited	—	—
Awards outstanding at September 30, 2019	862,388	59.52
Exercisable	862,388	59.52

THE SCOTTS MIRACLE-GRO COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

At September 30, 2019, the total pre-tax compensation cost, net of estimated forfeitures, related to nonvested stock options not yet recognized was zero. The total intrinsic value of stock options exercised was $17.5 million, $17.2 million and $14.5 million during fiscal 2019, fiscal 2018 and fiscal 2017, respectively. Cash received from the exercise of stock options, including amounts received from employee purchases under the employee stock purchase plan, was $21.4 million, $10.5 million and $11.0 million for fiscal 2019, fiscal 2018 and fiscal 2017, respectively. The following summarizes certain information pertaining to stock option awards outstanding and exercisable at September 30, 2019 (options in millions):

	Awards Outstanding			Awards Exercisable
Range of Exercise Price	No. of Options	Wtd. Avg. Remaining Life	Wtd. Avg. Exercise Price	No. of Options	Wtd. Avg. Remaining Life	Wtd. Avg. Exercise Price
$45.32 – $49.19	0.3	1.84	$47.11	0.3	1.84	$47.11
$63.43 – $68.68	0.6	5.86	66.25	0.6	5.86	66.25
	0.9	4.45	$59.52	0.9	4.45	$59.52

The intrinsic values of the stock option awards outstanding and exercisable at September 30, 2019 were as follows (in millions):

2019
Outstanding	$36.5
Exercisable	36.5

The grant date fair value of stock option awards is estimated using a binomial model. Expected market price volatility is based on implied volatilities from traded options on Common Shares and historical volatility specific to the Common Shares. Historical data, including demographic factors impacting historical exercise behavior, is used to estimate stock option exercises and employee terminations within the valuation model. The risk-free rate for periods within the contractual life (normally ten years) of the stock option is based on the U.S. Treasury yield curve in effect at the time of grant. The expected life of stock options is based on historical experience and expectations for grants outstanding. No stock options were granted in fiscal 2019, fiscal 2018 or fiscal 2017.
Restricted share-based awards
Restricted share-based award activity (including restricted stock units and deferred stock units) was as follows:

	No. of Shares	Wtd. Avg. Grant Date Fair Value per Share
Awards outstanding at September 30, 2018	403,440	$87.42
Granted	198,635	76.46
Vested	(88,030)	71.07
Forfeited	(25,636)	86.89
Awards outstanding at September 30, 2019	488,409	85.94

At September 30, 2019, the total pre-tax compensation cost, net of estimated forfeitures, related to nonvested restricted share units not yet recognized was $10.2 million, which is expected to be recognized over a weighted-average period of 1.8 years. The total fair value of restricted stock units and deferred stock units vested was $6.3 million during fiscal 2019 and fiscal 2018 and $8.7 million during fiscal 2017.

THE SCOTTS MIRACLE-GRO COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Performance-based awards
Performance-based award activity was as follows (based on target award amounts):

	No. of Units	Wtd. Avg. Grant Date Fair Value per Unit
Awards outstanding at September 30, 2018	755,807	$92.96
Granted	131,644	78.47
Vested	(56,315)	68.68
Forfeited	(183,005)	97.63
Awards outstanding at September 30, 2019	648,131	90.13

At September 30, 2019, the total pre-tax compensation cost, net of estimated forfeitures, related to nonvested performance-based units not yet recognized was $26.6 million, which is expected to be recognized over a weighted-average period of 2.1 years. The total fair value of performance-based units vested was $3.9 million, $3.4 million and $8.8 million during fiscal 2019, fiscal 2018 and fiscal 2017, respectively.

NOTE 14.  EARNINGS PER COMMON SHARE
The following table presents information necessary to calculate basic and diluted income per Common Share.

	Year Ended September 30,
	2019	2018	2017
	(In millions, except per share data)
Income from continuing operations	$436.7	$127.6	$198.3
Net (income) loss attributable to noncontrolling interest	0.5	—	(0.5)
Income attributable to controlling interest from continuing operations	437.2	127.6	197.8
Income (loss) from discontinued operations, net of tax	23.5	(63.9)	20.5
Net income attributable to controlling interest	$460.7	$63.7	$218.3
BASIC INCOME PER COMMON SHARE:
Weighted-average Common Shares outstanding during the period	55.5	56.2	59.4
Income from continuing operations	$7.88	$2.27	$3.33
Income (loss) from discontinued operations	0.42	(1.14)	0.35
Net income	$8.30	$1.13	$3.68
DILUTED INCOME PER COMMON SHARE:
Weighted-average Common Shares outstanding during the period	55.5	56.2	59.4
Dilutive potential Common Shares	0.8	0.9	0.8
Weighted-average number of Common Shares outstanding and dilutive potential Common Shares	56.3	57.1	60.2
Income from continuing operations	$7.77	$2.23	$3.29
Income (loss) from discontinued operations	0.41	(1.11)	0.34
Net income	$8.18	$1.12	$3.63

Stock options with exercise prices greater than the average market price of the underlying Common Shares are excluded from the computation of diluted income per Common Share because they are out-of-the-money and the effect of their inclusion would be anti-dilutive. There were no Common Shares covered by out-of-the-money options for the year ended September 30, 2019, 2018 or 2017.

THE SCOTTS MIRACLE-GRO COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 15.  INCOME TAXES
The provision (benefit) for income taxes allocated to continuing operations consisted of the following:

	Year Ended September 30,
	2019	2018	2017
	(In millions)
Current:
Federal	$169.3	$47.7	$104.5
State	20.3	10.3	12.4
Foreign	4.2	0.2	8.1
Total Current	193.8	58.2	125.0
Deferred:
Federal	(40.6)	(58.4)	(7.4)
State	(5.4)	(2.0)	(0.5)
Foreign	(2.9)	(9.7)	(0.5)
Total Deferred	(48.9)	(70.1)	(8.4)
Income tax expense (benefit) from continuing operations	$144.9	$(11.9)	$116.6

The domestic and foreign components of income from continuing operations before income taxes were as follows:

	Year Ended September 30,
	2019	2018	2017
	(In millions)
Domestic	$554.7	$159.5	$296.0
Foreign	26.9	(43.8)	18.9
Income from continuing operations before income taxes	$581.6	$115.7	$314.9

A reconciliation of the federal corporate income tax rate and the effective tax rate on income from continuing operations before income taxes is summarized below:

	Year Ended September 30,
	2019	2018	2017
Statutory income tax rate	21.0%	24.5%	35.0%
Effect of foreign operations	0.3	7.4	3.1
State taxes, net of federal benefit	1.8	6.5	2.9
Domestic Production Activities Deduction permanent difference	—	(4.4)	(3.1)
Effect of other permanent differences	(0.2)	(3.0)	0.4
Research and Experimentation and other federal tax credits	(0.3)	(1.7)	(0.4)
Effect of tax contingencies	1.9	1.3	0.9
Effect of tax reform	—	(38.7)	—
Other	0.4	(2.2)	(1.8)
Effective income tax rate	24.9%	(10.3)%	37.0%

On December 22, 2017, the Act was signed into law. The Act made broad and complex changes to the Code that affected the Company’s financial results in two primary ways.
First, effective January 1, 2018, the Act reduced the U.S. federal corporate statutory income tax rate from 35% to 21%. As the Company’s fiscal year end falls on September 30, the federal corporate statutory tax rate for fiscal 2018 was prorated to 24.5%, with the statutory rate for fiscal 2019 and beyond at 21%. As a result of the lower tax rate, the Company remeasured its U.S. deferred tax assets and liabilities based on the rates at which they are expected to reverse in the future and recognized a one-time $44.6 million net tax benefit adjustment reflecting the revaluation of its net deferred tax liability at the lower tax rate.

THE SCOTTS MIRACLE-GRO COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Second, due to the move to a territorial tax system, the Act required companies to pay a mandatory one-time U.S. transition tax on deemed repatriation of certain undistributed earnings of foreign subsidiaries. The Company recorded a provisional U.S. transition tax of $21.2 million for the year ended September 30, 2018 based on $97.8 million of undistributed earnings of foreign subsidiaries. This expense was largely offset by $18.2 million of foreign tax credits, $0.5 million of which was carried forward from prior periods and offset by a full valuation allowance. The transitional impact was finalized during the fiscal year ended September 30, 2019, with no material change to tax expense.
In addition, the Act established new tax provisions that became effective for the Company beginning October 1, 2018, including (1) eliminating the U.S. manufacturing deduction; (2) establishing new limitations on deductible interest expense and certain executive compensation; (3) creating the base erosion anti-abuse tax (“BEAT”); (4) creating a new provision designed to tax global intangible low-tax income (“GILTI”); (5) establishing a deduction for foreign-derived intangible income (“FDII”); and (6) generally eliminating U.S. federal income taxes on dividends from foreign subsidiaries. The net effects of these provisions of the Act were immaterial to the Company’s tax provision for the year ended September 30, 2019.
Deferred income taxes arise from temporary differences between financial reporting and tax reporting bases of assets and liabilities, and operating loss and tax credit carryforwards for tax purposes. The components of the deferred income tax assets and liabilities were as follows:

	September 30,
	2019	2018
	(In millions)
DEFERRED TAX ASSETS
Inventories	$10.2	$9.3
Accrued liabilities	46.7	68.4
Postretirement benefits	8.4	7.7
Accounts receivable	5.1	4.7
Federal NOL carryovers	10.9	10.9
State NOL carryovers	2.1	1.5
Foreign NOL carryovers	4.6	3.8
Foreign tax credit carryovers	16.8	16.4
Interest rate swaps	2.7	—
Other	1.8	2.0
Gross deferred tax assets	109.3	124.7
Valuation allowance	(35.8)	(33.6)
Total deferred tax assets	73.5	91.1
DEFERRED TAX LIABILITIES
Property, plant and equipment	(40.2)	(50.9)
Intangible assets	(65.5)	(54.1)
Outside basis difference in equity investments	—	(45.4)
Interest rate swaps	—	(1.0)
Other	(4.1)	(9.3)
Total deferred tax liabilities	(109.8)	(160.7)
Net deferred tax liability	$(36.3)	$(69.6)

GAAP requires that a valuation allowance be recorded against a deferred tax asset if it is more likely than not that the tax benefit associated with the asset will not be realized in the future. As shown in the table above, valuation allowances were recorded against $35.8 million and $33.6 million of deferred tax assets as of September 30, 2019 and 2018, respectively. Most of these valuation allowances relate to certain credits and net operating losses (“NOLs”), as explained further below.
Deferred tax assets related to foreign NOLs of certain controlled foreign corporations were $4.6 million as of September 30, 2019, the majority of which have indefinite carryforward periods. Due to a history of losses in many of these entities, a valuation allowance has been established against $4.0 million of these deferred tax assets. A valuation allowance has also been established against deferred tax assets related to other foreign items of $1.8 million.

THE SCOTTS MIRACLE-GRO COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Foreign tax credits were $16.8 million and $16.4 million at September 30, 2019 and 2018, respectively. A full valuation allowance has been established against these foreign tax credits as the Company does not expect to utilize them prior to their expiration.
Certain federal NOLs are subject to limitation under IRC §382 from current and prior ownership changes. The Company determined that $10.5 million of these deferred tax assets will expire unutilized due to the closing of statutes of limitation and has established a valuation allowance accordingly. The Company estimates that $0.4 million of deferred tax assets will be available for utilization in tax years ending after September 30, 2019. These remaining NOLs will be utilized gradually through the tax year ending September 30, 2032.
Deferred tax assets related to state NOLs were $2.1 million as of September 30, 2019, with carryforward periods ranging from 5 to 20 years. Any losses not utilized within a specific state’s carryforward period will expire. A valuation allowance was recorded against $1.5 million of these deferred tax assets as of September 30, 2019 for state NOLs that the Company does not expect to realize within their respective carryforward periods. Tax benefits associated with state tax credits will also expire if not utilized and amounted to $1.7 million and $1.4 million at September 30, 2019 and 2018, respectively. A valuation allowance in the amount of $1.2 million has been established related to state credits the Company does not expect to utilize.
As of September 30, 2019, the Company maintains its assertions of indefinite reinvestment of the earnings of all material foreign subsidiaries with the exception of the cumulative earnings of Scotts Luxembourg Sarl, which are generally taxed on a current basis under “Subpart F” of the Code which prevents deferral of recognition of U.S. taxable income through the use of foreign entities.
The Company had $29.5 million, $13.9 million and $10.2 million of gross unrecognized tax benefits related to uncertain tax positions at September 30, 2019, 2018 and 2017, respectively. Of these amounts, $6.7 million, $4.8 million and $0.7 million of gross unrecognized tax benefits are related to discontinued operations at September 30, 2019, 2018 and 2017, respectively. Included in the September 30, 2019, 2018 and 2017 balances were $25.2 million, $12.6 million and $8.5 million, respectively, of unrecognized tax benefits that, if recognized, would have an impact on the effective tax rate.
A reconciliation of the unrecognized tax benefits is as follows:

	Year Ended September 30,
	2019	2018	2017
	(In millions)
Balance at beginning of year	$13.9	$10.2	$5.1
Additions for tax positions of the current year	13.8	0.9	1.4
Additions for tax positions of prior years	4.4	6.1	3.9
Reductions for tax positions of prior years	(1.7)	(0.8)	(0.2)
Settlements with tax authorities	(0.7)	(1.9)	0.9
Expiration of statutes of limitation	(0.2)	(0.6)	(0.9)
Balance at end of year	$29.5	$13.9	$10.2

The Company continues to recognize accrued interest and penalties related to unrecognized tax benefits as a component of the provision for income taxes. As of September 30, 2019, 2018 and 2017, the Company had $2.1 million, $1.5 million and $1.1 million, respectively, accrued for the payment of interest that, if recognized, would impact the effective tax rate. As of September 30, 2019, 2018 and 2017, the Company had $0.4 million, $0.4 million and $0.4 million, respectively, accrued for the payment of penalties.
The Scotts Miracle-Gro Company or one of its subsidiaries files income tax returns in the U.S. federal jurisdiction and various state, local and foreign jurisdictions. There are currently no ongoing audits with respect to the U.S. federal or foreign jurisdictions. Subject to the following exceptions, the Company is no longer subject to examination by these tax authorities for fiscal years prior to 2016. The Company is currently under examination by certain U.S. state and local tax authorities covering various periods from fiscal years 2012 through 2018. In addition to the aforementioned audits, certain other tax deficiency notices and refund claims for previous years remain unresolved.
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

NOTE 16.  DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES
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
Exchange Rate Risk Management
The Company uses currency forward contracts to manage the exchange rate risk associated with intercompany loans and certain other balances denominated in foreign currencies. The notional amount of outstanding currency forward contracts was $120.0 million and $117.2 million at September 30, 2019 and 2018, respectively. Contracts outstanding at September 30, 2019 will mature over the next fiscal quarter.
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
The Company has outstanding interest rate swap agreements with major financial institutions that effectively convert a portion of the Company’s variable-rate debt to a fixed rate. The swap agreements had a maximum total U.S. dollar equivalent notional amount of $850.0 million and $800.0 million at September 30, 2019 and 2018, respectively. Refer to “NOTE 12. DEBT” for the terms of the swap agreements outstanding at September 30, 2019. Included in the AOCI balance at September 30, 2019 was a loss of $4.2 million related to interest rate swap agreements that is expected to be reclassified to earnings during the next twelve months, consistent with the timing of the underlying hedged transactions.
Commodity Price Risk Management
The Company enters into hedging arrangements designed to fix the price of a portion of its projected future urea, diesel and resin requirements. These financial instruments are carried at fair value within the Consolidated Balance Sheets. Changes in the fair value of derivative contracts that qualify for hedge accounting are recorded in AOCI. Realized gains or losses remain as a component of AOCI until the related inventory is sold. Upon sale of the underlying inventory, the gain or loss is reclassified to cost of sales. Changes in the fair value of derivatives that do not qualify for hedge accounting are recorded as an element of cost of sales. Included in the AOCI balance at September 30, 2019 was a loss of $0.1 million related to commodity hedges that is expected to be reclassified to earnings during the next twelve months, consistent with the timing of the underlying hedged transactions.
The Company had the following outstanding commodity contracts that were entered into to hedge forecasted purchases:

September 30,
	2019	2018
Commodity
Urea	78,500 tons	88,000 tons
Resin	14,900,000 pounds	—
Diesel	4,956,000 gallons	5,460,000 gallons
Heating Oil	1,344,000 gallons	1,218,000 gallons

THE SCOTTS MIRACLE-GRO COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Fair Values of Derivative Instruments
The fair values of the Company’s derivative instruments were as follows:

		Assets / (Liabilities)
		2019	2018
Derivatives Designated As Hedging Instruments	Balance Sheet Location	Fair Value
		(In millions)
Interest rate swap agreements	Prepaid and other current assets	$—	$2.0
	Other assets	—	1.8
	Other current liabilities	(5.5)	—
	Other liabilities	(5.3)	—
Commodity hedging instruments	Prepaid and other current assets	—	6.1
	Other current liabilities	(0.8)	—
Total derivatives designated as hedging instruments		$(11.6)	$9.9

Derivatives Not Designated As Hedging Instruments	Balance Sheet Location
Currency forward contracts	Prepaid and other current assets	$1.7	$0.9
	Other current liabilities	(0.4)	(1.5)
Commodity hedging instruments	Prepaid and other current assets	—	1.7
	Other current liabilities	(0.4)	—
Total derivatives not designated as hedging instruments		0.9	1.1
Total derivatives		$(10.7)	$11.0
The effect of derivative instruments on AOCI and the Consolidated Statements of Operations for the years ended September 30 was as follows:

	Amount Of Gain / (Loss) Recognized In AOCI
Derivatives In Cash Flow Hedging Relationships	2019	2018
	(In millions)
Interest rate swap agreements	$(11.1)	$3.7
Commodity hedging instruments	(3.8)	5.6
Total	$(14.9)	$9.3

	Reclassified From AOCI Into	Amount Of Gain / (Loss)
Derivatives In Cash Flow Hedging Relationships	Statement Of Operations	2019	2018
		(In millions)
Interest rate swap agreements	Interest expense	$(0.4)	$1.0
Commodity hedging instruments	Cost of sales	1.9	2.1
Total		$1.5	$3.1

	Recognized In	Amount Of Gain / (Loss)
Derivatives Not Designated As Hedging Instruments	Statement of Operations	2019	2018
		(In millions)
Currency forward contracts	Other income / expense, net	$9.1	$11.6
Commodity hedging instruments	Cost of sales	(2.9)	3.3
Total		$6.2	$14.9

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
The following describes the valuation methodologies used for financial assets and liabilities measured or disclosed at fair value on a recurring basis, as well as the general classification within the valuation hierarchy.
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
Other
Other assets include investment securities in non-qualified retirement plan assets and the Company’s option to increase its economic interest in Bonnie Plants, Inc. (the “Bonnie Option”). Other liabilities included the contingent consideration related to the acquisition of Sunlight Supply. Investment securities in non-qualified retirement plan assets are valued using observable market prices in active markets. The fair value of the Bonnie Option is determined using a simulation approach, whereby the total value of the loan receivable and optional exchange for additional equity is estimated considering a distribution of possible future cash flows discounted to present value using an appropriate discount rate.
Debt Instruments
Debt instruments are recorded at cost. The interest rate on borrowings under the Fifth A&R Credit Agreement fluctuates in accordance with the terms of the Fifth A&R Credit Agreement and thus the carrying value is a reasonable estimate of fair value. The fair values of the 5.250% Senior Notes and 6.000% Senior Notes were determined based on the trading of these Senior Notes in the open market. The difference between the carrying value and the fair value of the Senior Notes represents the premium or discount on that date. The interest rate on the short-term debt associated with accounts receivable pledged under the Receivables Facility fluctuates in accordance with the terms of the Receivables Facility and thus the carrying value is a reasonable estimate of fair value.

THE SCOTTS MIRACLE-GRO COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table summarizes the fair value of Company’s assets and liabilities for which disclosure of fair value is required (in millions):

		2019		2018
	Fair Value Hierarchy Level	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Assets
Cash equivalents	Level 1	$2.0	$2.0	$1.4	$1.4
Derivatives
Interest rate swap agreements	Level 2	—	—	3.8	3.8
Currency forward contracts	Level 2	1.7	1.7	0.9	0.9
Commodity hedging instruments	Level 2	—	—	7.8	7.8
Other
Investment securities in non-qualified retirement plan assets	Level 1	21.6	21.6	19.4	19.4
Bonnie Option	Level 3	11.3	11.3	13.0	13.0

Liabilities
Derivatives
Interest rate swap agreements	Level 2	$10.8	$10.8	$—	$—
Currency forward contracts	Level 2	0.4	0.4	1.5	1.5
Commodity hedging instruments	Level 2	1.2	1.2	—	—
Debt instruments
Credit facilities – revolving loans	Level 2	147.2	147.2	492.2	492.2
Credit facilities – term loans	Level 2	750.0	750.0	790.0	790.0
Senior Notes – 5.250%	Level 1	250.0	263.4	250.0	239.4
Senior Notes – 6.000%	Level 1	400.0	412.5	400.0	411.0
Receivables facility	Level 2	76.0	76.0	76.0	76.0
Other
Debt	Level 2	36.1	36.1	17.5	17.5
Contingent consideration	Level 3	—	—	0.9	0.9

NOTE 18.  OPERATING LEASES
The Company leases certain property and equipment from third parties under various non-cancelable operating lease agreements. Certain lease agreements contain renewal and purchase options. The lease agreements generally require that the Company pay taxes, insurance and maintenance expenses related to the leased assets. Future minimum lease payments for non-cancelable operating leases at September 30, 2019, were as follows (in millions):

2020	$52.8
2021	40.3
2022	28.1
2023	15.4
2024	7.9
Thereafter	12.6
Total future minimum lease payments	$157.1

The Company also leases certain vehicles (primarily cars and light trucks) under agreements that are cancelable after the first year, but typically continue on a month-to-month basis until canceled by the Company. The vehicle leases and certain other non-cancelable operating leases contain residual value guarantees that create a contingent obligation on the part of the Company

THE SCOTTS MIRACLE-GRO COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

to compensate the lessor if the leased asset cannot be sold for an amount in excess of a specified minimum value at the conclusion of the lease term. If all such vehicle leases had been canceled as of September 30, 2019, the Company’s residual value guarantee would have approximated $3.4 million.

Rent expense for fiscal 2019, fiscal 2018 and fiscal 2017 totaled $68.4 million, $62.5 million and $53.6 million, respectively.

NOTE 19.  COMMITMENTS
The Company has the following unconditional purchase obligations due during each of the next five fiscal years that have not been recognized in the Consolidated Balance Sheet at September 30, 2019 (in millions):

2020	$228.7
2021	133.1
2022	66.9
2023	16.6
2024	10.4
Thereafter	2.0
$457.7

Purchase obligations primarily represent commitments for materials used in the Company’s manufacturing processes, including urea and packaging, as well as commitments for warehouse services, grass seed and out-sourced information services.

NOTE 20.  CONTINGENCIES
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
Regulatory Matters
At September 30, 2019, $3.9 million was accrued in the “Other liabilities” line in the Consolidated Balance Sheets for environmental actions, the majority of which are for site remediation. The Company believes that the amounts accrued are adequate to cover such known environmental exposures based on current facts and estimates of likely outcomes. Although it is reasonably possible that the costs to resolve such known environmental exposures will exceed the amounts accrued, any variation from accrued amounts is not expected to be material.
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
In connection with the sale of wild bird food products that were the subject of a voluntary recall in 2008, the Company, along with its Chief Executive Officer, had been named as defendants in four actions filed on and after June 27, 2012, which were consolidated, and, on March 31, 2017, certified as a class action in the United States District Court for the Southern District of

THE SCOTTS MIRACLE-GRO COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

California as In re Morning Song Bird Food Litigation, Lead Case No. 3:12-cv-01592-JAH-AGS. The plaintiffs alleged various statutory and common law claims associated with the Company’s sale of wild bird food products and a plea agreement entered into in previously pending government proceedings associated with such sales. The plaintiffs alleged, among other things, a class action on behalf of all persons and entities in the United States who purchased certain bird food products. The plaintiffs asserted: (i) hundreds of millions of dollars in monetary damages (actual, compensatory, consequential, and restitution); (ii) punitive and treble damages; (iii) injunctive and declaratory relief; (iv) pre-judgment and post-judgment interest; and (v) costs and attorneys’ fees. The Company and its Chief Executive Officer disputed the plaintiffs’ assertions and have vigorously defended the consolidated action. The parties reached an agreement to settle this matter, which the parties memorialized in a settlement agreement submitted to the Court for approval on December 7, 2018. On January 31, 2019, the Court preliminarily approved the settlement, and on June 11, 2019, the Court granted final approval of the settlement.  The settlement became effective on July 12, 2019. During the second quarter of fiscal 2019, the Company paid $42.5 million to the settlement fund in accordance with the settlement agreement, and the final payment of $20.0 million was made during the fourth quarter of fiscal 2019. At September 30, 2019 and 2018, zero and $85.0 million, respectively, was accrued for a probable loss related to this matter in the “Other current liabilities” line in the Consolidated Balance Sheets. During fiscal 2019, the Company recognized a favorable adjustment of $22.5 million in the “Income (loss) from discontinued operations, net of tax” line in the Consolidated Statements of Operations as a result of the final resolution of the previously disclosed settlement agreement. In addition, during fiscal 2019, the Company recognized insurance recoveries of $13.4 million related to this matter in the “Income (loss) from discontinued operations, net of tax” line in the Consolidated Statements of Operations.
The Company was named as a defendant in In re Scotts EZ Seed Litigation, Case No. 12-cv-4727 (VB), a New York and California class action lawsuit filed August 9, 2012 in the United States District Court for the Southern District of New York that asserted claims under false advertising and other legal theories based on a marketing statement on the Company’s EZ Seed grass seed product from 2009 to 2012. The plaintiffs sought, on behalf of themselves and purported class members, various forms of monetary and non-monetary relief, including statutory damages that they contend could amount to hundreds of millions of dollars. The Company defended the action vigorously, and disputed the plaintiffs’ claims and theories, including the recoverability of statutory damages. In 2017, the Court eliminated certain claims, narrowed the case in certain respects, and permitted the case to continue proceeding as a class action. On August 7, 2017, the Court requested briefs on the Company’s request for interlocutory review of issues relating to the recoverability of statutory damages in a class action by the United States Court of Appeals for the Second Circuit and, on August 31, 2017, approved that request. On January 8, 2018, however, the Second Circuit denied the interlocutory appeal request. The parties engaged in mediation on April 9, 2018 and agreed in principle to a preliminary settlement of the outstanding claims on April 10, 2018. The preliminary settlement required the Company to pay certain attorneys’ and administrative fees and provide certain payments to the class members. The preliminary settlement was approved by the court on December 19, 2018. This case is now settled and the Company made final payment of the claims made by class members during the second quarter of fiscal 2019. At September 30, 2019 and 2018, zero and $11.7 million, respectively, was accrued for a probable loss related to this matter in the “Other current liabilities” line in the Consolidated Balance Sheets. During fiscal 2019, the Company recognized a favorable adjustment of $0.4 million related to this matter in the “Impairment, restructuring and other” line in the Consolidated Statements of Operations as a result of the final payment of the claims made by class members.
The Company is involved in other lawsuits and claims which arise in the normal course of business. These claims individually and in the aggregate are not expected to result in a material effect on the Company’s financial condition, results of operations or cash flows.

NOTE 21.  SEGMENT INFORMATION
The Company divides its operations into three reportable segments: U.S. Consumer, Hawthorne and Other. U.S. Consumer consists of the Company’s consumer lawn and garden business located in the geographic United States. Hawthorne consists of the Company’s indoor, urban and hydroponic gardening business. Other consists of the Company’s consumer lawn and garden business in geographies other than the U.S. and the Company’s product sales to commercial nurseries, greenhouses and other professional customers. In addition, Corporate consists of general and administrative expenses and certain other income and expense items not allocated to the business segments. This identification of reportable segments is consistent with how the segments report to and are managed by the chief operating decision maker of the Company.
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

THE SCOTTS MIRACLE-GRO COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following tables present financial information for the Company’s reportable segments for the periods indicated:

	Year Ended September 30,
	2019	2018	2017
	(In millions)
Net sales:
U.S. Consumer	$2,281.1	$2,109.6	$2,160.5
Hawthorne	671.2	344.9	287.2
Other	203.7	208.9	194.4
Consolidated	$3,156.0	$2,663.4	$2,642.1
Segment Profit (Loss):
U.S. Consumer	$527.8	$496.6	$521.5
Hawthorne	53.5	(6.1)	35.5
Other	10.3	11.2	13.4
Total Segment Profit	591.6	501.7	570.4
Corporate	(135.3)	(120.8)	(109.6)
Intangible asset amortization	(33.4)	(29.2)	(22.5)
Impairment, restructuring and other	(13.3)	(152.8)	(4.9)
Equity in income (loss) of unconsolidated affiliates (a)	3.3	4.9	(29.0)
Interest expense	(101.8)	(86.4)	(76.1)
Other non-operating income (expense), net	270.5	(1.7)	(13.4)
Income from continuing operations before income taxes	$581.6	$115.7	$314.9
Depreciation and amortization:
U.S. Consumer	$44.4	$46.7	$47.9
Hawthorne	35.3	27.8	18.4
Other	5.9	5.6	4.8
Corporate	3.7	3.3	2.7
	$89.3	$83.4	$73.8
Capital expenditures:
U.S. Consumer	$27.6	$53.2	$53.4
Hawthorne	11.1	8.7	7.1
Other	3.7	6.3	5.0
	$42.4	$68.2	$65.5

(a)
Included within equity in income (loss) of unconsolidated affiliates for fiscal 2017 are charges of $25.2 million, which represent the Company’s share of restructuring and other charges incurred by the TruGreen Joint Venture.

	September 30,
	2019	2018
	(In millions)
Total assets:
U.S. Consumer	$1,765.1	$1,702.2
Hawthorne	958.5	978.6
Other	155.1	161.3
Corporate	150.0	212.4
Consolidated	$3,028.7	$3,054.5

THE SCOTTS MIRACLE-GRO COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table presents net sales by product category for the periods indicated:

	Year Ended September 30,
	2019	2018	2017
	(In millions)
US Consumer:
Growing media	$942.5	$846.9	$830.2
Lawn care	781.6	706.1	732.0
Controls	310.8	309.0	329.5
Roundup® marketing agreement	112.1	114.4	123.3
Other, primarily gardening and landscape	134.1	133.2	145.5
Hawthorne:
Indoor, urban and hydroponic gardening	671.2	344.9	287.2
Other:
Growing media	77.8	81.7	81.5
Lawn care	69.2	65.6	62.2
Other, primarily gardening and controls	56.7	61.6	50.7
Total net sales	$3,156.0	$2,663.4	$2,642.1

The Company’s three largest customers accounted for the following percentages of net sales for the fiscal years ended September 30:

	Percentage of Net Sales
	2019	2018	2017
Home Depot	30%	35%	35%
Lowe’s	19%	17%	17%
Walmart	8%	9%	9%

Accounts receivable for these three largest customers as a percentage of consolidated accounts receivable were 61% and 57% as of September 30, 2019 and 2018, respectively.

The following table presents net sales by geographic area for the periods indicated:

	Year Ended September 30,
	2019	2018	2017
	(In millions)
Net sales:
United States	$2,851.9	$2,375.5	$2,385.1
International	304.1	287.9	257.0
	$3,156.0	$2,663.4	$2,642.1

Other than the United States, no other country accounted for more than 10% of the Company’s net sales for any period presented above.
The following table presents long-lived assets (property, plant and equipment and finite-lived intangibles) by geographic area:

	September 30,
	2019	2018
	(In millions)
Long-lived assets:
United States	$784.1	$789.8
International	145.5	162.7
	$929.6	$952.5

THE SCOTTS MIRACLE-GRO COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 22.  QUARTERLY CONSOLIDATED FINANCIAL INFORMATION (UNAUDITED)
The following is a summary of the unaudited quarterly results of operations:

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Full Year
	(In millions, except per share data)
FISCAL 2019
Net sales	$298.1	$1,189.9	$1,170.3	$497.7	$3,156.0
Gross profit	34.5	472.1	423.4	89.5	1,019.6
Income (loss) from continuing operations	(82.6)	396.9	178.0	(55.5)	436.7
Income (loss) from discontinued operations, net of tax	2.9	(0.5)	23.6	(2.6)	23.5
Net income (loss)	(79.7)	396.4	201.6	(58.1)	460.2
Net income (loss) attributable to controlling interest	(79.6)	396.5	201.7	(57.9)	460.7
Basic income (loss) per Common Share:
Income (loss) from continuing operations	$(1.49)	$7.17	$3.21	$(0.99)	$7.88
Income (loss) from discontinued operations	0.05	(0.01)	0.42	(0.05)	0.42
Basic net income (loss) per Common Share	$(1.44)	$7.16	$3.63	$(1.04)	$8.30
Common Shares used in basic EPS calculation	55.3	55.4	55.5	55.7	55.5
Diluted income (loss) per Common Share:
Income (loss) from continuing operations	$(1.49)	$7.10	$3.15	$(0.99)	$7.77
Income (loss) from discontinued operations	0.05	(0.01)	0.41	(0.05)	0.41
Diluted net income (loss) per Common Share	$(1.44)	$7.09	$3.56	$(1.04)	$8.18
Common Shares and dilutive potential Common Shares used in diluted EPS calculation	55.3	55.9	56.6	55.7	56.3
FISCAL 2018
Net sales	$221.5	$1,013.3	$994.6	$433.9	$2,663.4
Gross profit	34.0	409.2	347.6	73.7	864.6
Income (loss) from continuing operations	(20.0)	152.7	125.5	(130.6)	127.6
Income (loss) from discontinued operations, net of tax	(1.2)	(3.7)	(42.7)	(16.3)	(63.9)
Net income (loss)	(21.2)	149.0	82.8	(146.9)	63.7
Net income (loss) attributable to controlling interest	(21.2)	148.9	82.9	(147.0)	63.7
Basic income (loss) per Common Share:
Income (loss) from continuing operations	$(0.35)	$2.70	$2.27	$(2.36)	$2.27
Income (loss) from discontinued operations	(0.02)	(0.06)	(0.77)	(0.29)	(1.14)
Basic net income (loss) per Common Share	$(0.37)	$2.64	$1.50	$(2.65)	$1.13
Common Shares used in basic EPS calculation	57.6	56.5	55.4	55.4	56.2
Diluted income (loss) per Common Share:
Income (loss) from continuing operations	$(0.35)	$2.66	$2.23	$(2.36)	$2.23
Income (loss) from discontinued operations	(0.02)	(0.07)	(0.76)	(0.29)	(1.11)
Diluted net income (loss) per Common Share	$(0.37)	$2.59	$1.47	$(2.65)	$1.12
Common Shares and dilutive potential Common Shares used in diluted EPS calculation	57.6	57.4	56.3	55.4	57.1

The sum of the quarters may not equal full year due to rounding.

THE SCOTTS MIRACLE-GRO COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Common share equivalents, such as share-based awards, are excluded from the diluted loss per Common Share calculation in periods where there is a loss from continuing operations because the effect of their inclusion would be anti-dilutive. The Company’s business is highly seasonal, with approximately 75% of net sales occurring in the second and third fiscal quarters. Refer to “NOTE 3.  DISCONTINUED OPERATIONS” and “NOTE 4.  IMPAIRMENT, RESTRUCTURING AND OTHER” for more information regarding significant impairment, restructuring and other charges / recoveries reflected in the quarterly financial information.

NOTE 23.  FINANCIAL INFORMATION FOR SUBSIDIARY GUARANTORS AND NON-GUARANTORS
The 6.000% and 5.250% Senior Notes were issued on October 13, 2015 and December 15, 2016, respectively, and are guaranteed by certain of the Company’s domestic subsidiaries and, therefore, the Company reports consolidating financial information in accordance with SEC Regulation S-X Rule 3-10, Financial Statements of Guarantors and Issuers of Guaranteed Securities Registered or Being Registered. The guarantees are “full and unconditional,” as those terms are used in Regulation S-X Rule 3-10, except that a subsidiary’s guarantee will be released in certain customary circumstances, such as (1) upon any sale or other disposition of all or substantially all of the assets of the subsidiary (including by way of merger or consolidation) to any person other than Scotts Miracle-Gro or any “restricted subsidiary” under the indentures governing the 6.000% and 5.250% Senior Notes; (2) if the subsidiary merges with and into Scotts Miracle-Gro, with Scotts Miracle-Gro surviving such merger; (3) if the subsidiary is designated an “unrestricted subsidiary” in accordance with the indentures governing the 6.000% and 5.250% Senior Notes or otherwise ceases to be a “restricted subsidiary” (including by way of liquidation or dissolution) in a transaction permitted by such indenture; (4) upon legal or covenant defeasance; (5) at the election of Scotts Miracle-Gro following the subsidiary’s release as a guarantor under the Fifth A&R Credit Agreement, except a release by or as a result of the repayment of the Fifth A&R Credit Agreement; or (6) if the subsidiary ceases to be a “restricted subsidiary” and the subsidiary is not otherwise required to provide a guarantee of the 6.000% and 5.250% Senior Notes pursuant to the indentures governing the 6.000% and 5.250% Senior Notes.
The following 100% directly or indirectly owned subsidiaries fully and unconditionally guarantee at September 30, 2019 the 6.000% and 5.250% Senior Notes on a joint and several basis: Hyponex Corporation; Miracle-Gro Lawn Products, Inc.; OMS Investments, Inc.; Rod McLellan Company; Sanford Scientific, Inc.; Scotts Temecula Operations, LLC; Scotts Manufacturing Company; Scotts Products Co.; Scotts Professional Products Co.; Scotts-Sierra Investments LLC; SMG Growing Media, Inc.; Swiss Farms Products, Inc.; SMGM LLC; The Scotts Company LLC; The Hawthorne Gardening Company; Hawthorne Hydroponics LLC; HGCI, Inc. and GenSource, Inc. (collectively, the “Guarantors”). Effective in the three-month period ending July 1, 2017, American Agritech, L.L.C. was merged into Hawthorne Hydroponics LLC, and has been classified as a Guarantor for all periods presented. Effective in the three-month period ending September 30, 2018, SMG ITO Holdings, Inc. was added as a Guarantor and has been classified as a Guarantor for all periods presented. Effective in the three month period ending March 30, 2019, Gutwein & Co., Inc. was dissolved and its subsidiary guarantee was released. Effective in the three month period ending June 29, 2019, SLS Holdings, Inc. and SMG ITO Holdings, Inc. were dissolved and their subsidiary guarantees were released.
The following information presents Condensed Consolidating Statements of Operations for each of the three years ended September 30, 2019, 2018 and 2017, Condensed Consolidating Statements of Comprehensive Income (Loss) for each of the three years ended September 30, 2019, 2018 and 2017, Condensed Consolidating Statements of Cash Flows for each of the three years ended September 30, 2019, 2018 and 2017, and Condensed Consolidating Balance Sheets as of September 30, 2019 and 2018. The consolidating financial information presents, in separate columns, financial information for: Scotts Miracle-Gro on a Parent-only basis, carrying its investment in subsidiaries under the equity method; Guarantors on a combined basis, carrying their investments in subsidiaries which do not guarantee the debt (collectively, the “Non-Guarantors”) under the equity method; Non-Guarantors on a combined basis; and eliminating entries. The eliminating entries primarily reflect intercompany transactions, such as interest expense, accounts receivable and payable, short and long-term debt, and the elimination of equity investments, return on investments and income in subsidiaries. Because the Parent is obligated to pay the unpaid principal amount and interest on all amounts borrowed by the Guarantors or Non-Guarantors under the Fifth A&R Credit Facilities (and was obligated to pay the unpaid principal amount and interest on all amounts borrowed by the Guarantors and Non-Guarantors under the previous senior secured five-year revolving loan facility), the borrowings and related interest expense for the loans outstanding of the Guarantors and Non-Guarantors are also presented in the accompanying Parent-only financial information, and are then eliminated.

THE SCOTTS MIRACLE-GRO COMPANY
Condensed Consolidating Statement of Operations
for the fiscal year ended September 30, 2019
(In millions)

	Parent	Subsidiary Guarantors	Non- Guarantors	Eliminations/ Consolidations	Consolidated
Net sales	$—	$2,806.3	$349.7	$—	$3,156.0
Cost of sales	—	1,854.2	276.3	—	2,130.5
Cost of sales—impairment, restructuring and other	—	4.0	1.9	—	5.9
Gross profit	—	948.1	71.5	—	1,019.6
Operating expenses:
Selling, general and administrative	—	533.3	66.8	1.2	601.3
Impairment, restructuring and other	—	6.8	0.6	—	7.4
Other (income) expense, net	(0.4)	0.8	0.9	—	1.3
Income (loss) from operations	0.4	407.2	3.2	(1.2)	409.6
Equity (income) loss in subsidiaries	(500.5)	(10.5)	—	511.0	—
Equity in (income) loss of unconsolidated affiliates	—	(3.4)	0.1	—	(3.3)
Interest expense	72.0	73.9	3.6	(47.7)	101.8
Other non-operating (income) expense, net	(20.2)	(270.7)	(27.3)	47.7	(270.5)
Income (loss) from continuing operations before income taxes	449.1	617.9	26.8	(512.2)	581.6
Income tax expense (benefit) from continuing operations	(12.8)	151.1	6.6	—	144.9
Income (loss) from continuing operations	461.9	466.8	20.2	(512.2)	436.7
Income (loss) from discontinued operations, net of tax	—	23.8	(0.3)	—	23.5
Net income (loss)	$461.9	$490.6	$19.9	$(512.2)	$460.2
Net (income) loss attributable to noncontrolling interest	—	—	—	0.5	0.5
Net income (loss) attributable to controlling interest	$461.9	$490.6	$19.9	$(511.7)	$460.7

THE SCOTTS MIRACLE-GRO COMPANY
Condensed Consolidating Statement of Comprehensive Income (Loss)
for the fiscal year ended September 30, 2019
(In millions)

	Parent	Subsidiary Guarantors	Non- Guarantors	Eliminations/ Consolidations	Consolidated
Net income (loss)	$461.9	$490.6	$19.9	$(512.2)	$460.2
Other comprehensive income (loss), net of tax:
Net foreign currency translation adjustment	(8.7)	—	(8.7)	8.7	(8.7)
Net change in derivatives	(16.4)	(5.7)	—	5.7	(16.4)
Net change in pension and other post-retirement benefits	(9.0)	(7.1)	(1.9)	9.0	(9.0)
Total other comprehensive income (loss)	(34.1)	(12.8)	(10.6)	23.4	(34.1)
Comprehensive income (loss)	$427.8	$477.8	$9.3	$(488.8)	$426.1
Comprehensive (income) loss attributable to noncontrolling interest	—	—	—	0.5	0.5
Comprehensive income (loss) attributable to controlling interest	$427.8	$477.8	$9.3	$(488.3)	$426.6

THE SCOTTS MIRACLE-GRO COMPANY
Condensed Consolidating Statement of Cash Flows
for the fiscal year ended September 30, 2019
(In millions)

	Parent	Subsidiary Guarantors	Non- Guarantors	Eliminations/ Consolidations	Consolidated
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES (a)	$(32.8)	$266.7	$17.5	$(24.6)	$226.8
INVESTING ACTIVITIES (a)
Proceeds from sale of long-lived assets	—	0.4	1.7	—	2.1
Investments in property, plant and equipment	—	(36.4)	(6.0)	—	(42.4)
Proceeds from loans receivable	—	20.8	—	—	20.8
Proceeds from sale of investment in unconsolidated affiliates	—	274.3	—	—	274.3
Investments in acquired businesses, net of cash acquired	—	(6.6)	—	—	(6.6)
Return of investments from affiliates	3,001.0	2.3	—	(3,003.3)	—
Investing cash flows from (to) affiliates	(2,862.0)	(2.2)	(3.7)	2,867.9	—
Other investing, net	—	2.0	5.0	—	7.0
Net cash provided by (used in) investing activities	139.0	254.6	(3.0)	(135.4)	255.2
FINANCING ACTIVITIES
Borrowings under revolving and bank lines of credit and term loans	—	876.3	179.9	—	1,056.2
Repayments under revolving and bank lines of credit and term loans	—	(1,262.0)	(183.5)	—	(1,445.5)
Financing and issuance fees	—	(0.2)	—	—	(0.2)
Dividends paid	(124.5)	(3,001.0)	(26.9)	3,027.9	(124.5)
Purchase of Common Shares	(3.1)	—	—	—	(3.1)
Payments on seller notes	—	(0.8)	—	—	(0.8)
Cash received from exercise of stock options	21.4	—	—	—	21.4
Financing cash flows from (to) affiliates	—	2,865.7	2.2	(2,867.9)	—
Net cash provided by (used in) financing activities	(106.2)	(522.0)	(28.3)	160.0	(496.5)
Effect of exchange rate changes on cash	—	—	(0.6)	—	(0.6)
Net increase (decrease) in cash and cash equivalents	—	(0.7)	(14.4)	—	(15.1)
Cash and cash equivalents at beginning of year	—	3.0	30.9	—	33.9
Cash and cash equivalents at end of year	$—	$2.3	$16.5	$—	$18.8

(a)
Cash received by the Parent from the Guarantors and Non-Guarantors in the form of dividends in the amount of $3,001.0 million represent return of investments and are included in cash flows from investing activities. Cash received by the Parent from the Guarantors and Non-Guarantors in the form of dividends in the amount of $24.6 million represent return on investments and are included in cash flows from operating activities. Cash received by the Guarantors from the Non-Guarantors in the form of dividends in the amount of $2.3 million represent return of investments and are included in cash flows from investing activities.

THE SCOTTS MIRACLE-GRO COMPANY
Condensed Consolidating Balance Sheet
As of September 30, 2019
(In millions)

	Parent	Subsidiary Guarantors	Non- Guarantors	Eliminations/ Consolidations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$—	$2.3	$16.5	$—	$18.8
Accounts receivable, net	—	182.0	41.9	—	223.9
Accounts receivable pledged	—	84.5	—	—	84.5
Inventories	—	460.0	80.3	—	540.3
Prepaid and other current assets	—	166.8	7.4	—	174.2
Total current assets	—	895.6	146.1	—	1,041.7
Property, plant and equipment, net	—	485.5	60.5	—	546.0
Goodwill	—	421.9	105.2	11.6	538.7
Intangible assets, net	—	614.9	86.3	6.3	707.5
Other assets	7.6	146.9	40.3	—	194.8
Equity investment in subsidiaries	1,223.4	—	—	(1,223.4)	—
Intercompany assets	1,065.8	—	—	(1,065.8)	—
Total assets	$2,296.8	$2,564.8	$438.4	$(2,271.3)	$3,028.7
LIABILITIES AND EQUITY
Current liabilities:
Current portion of debt	$48.7	$119.4	$8.7	$(48.7)	$128.1
Accounts payable	—	192.5	21.7	—	214.2
Other current liabilities	27.4	230.0	20.8	—	278.2
Total current liabilities	76.1	541.9	51.2	(48.7)	620.5
Long-term debt	1,499.5	779.9	101.3	(857.2)	1,523.5
Other liabilities	2.5	135.5	23.5	—	161.5
Equity investment in subsidiaries	—	76.6	—	(76.6)	—
Intercompany liabilities	—	59.1	74.3	(133.4)	—
Total liabilities	1,578.1	1,593.0	250.3	(1,115.9)	2,305.5
Total equity—controlling interest	718.7	971.8	188.1	(1,159.9)	718.7
Noncontrolling interest	—	—	—	4.5	4.5
Total equity	718.7	971.8	188.1	(1,155.4)	723.2
Total liabilities and equity	$2,296.8	$2,564.8	$438.4	$(2,271.3)	$3,028.7

THE SCOTTS MIRACLE-GRO COMPANY
Condensed Consolidating Statement of Operations
for the fiscal year ended September 30, 2018
(In millions)

	Parent	Subsidiary Guarantors	Non- Guarantors	Eliminations/ Consolidations	Consolidated
Net sales	$—	$2,322.8	$340.6	$—	$2,663.4
Cost of sales	—	1,507.1	271.2	—	1,778.3
Cost of sales—impairment, restructuring and other	—	14.7	5.8	—	20.5
Gross profit	—	801.0	63.6	—	864.6
Operating expenses:
Selling, general and administrative	—	467.6	71.2	1.3	540.1
Impairment, restructuring and other	—	83.1	49.2	—	132.3
Other (income) expense, net	(0.9)	(3.5)	(2.3)	—	(6.7)
Income (loss) from operations	0.9	253.8	(54.5)	(1.3)	198.9
Equity (income) loss in subsidiaries	(121.4)	29.3	—	92.1	—
Equity in (income) loss of unconsolidated affiliates	—	(4.8)	(0.1)	—	(4.9)
Interest expense	75.9	51.7	3.8	(45.0)	86.4
Other non-operating (income) expense, net	(23.9)	(10.1)	(9.3)	45.0	1.7
Income (loss) from continuing operations before income taxes	70.3	187.7	(48.9)	(93.4)	115.7
Income tax expense (benefit) from continuing operations	5.2	(22.2)	5.1	—	(11.9)
Income (loss) from continuing operations	65.1	209.9	(54.0)	(93.4)	127.6
Income (loss) from discontinued operations, net of tax	—	(64.5)	0.6	—	(63.9)
Net income (loss)	$65.1	$145.4	$(53.4)	$(93.4)	$63.7
Net (income) loss attributable to noncontrolling interest	—	—	—	—	—
Net income (loss) attributable to controlling interest	$65.1	$145.4	$(53.4)	$(93.4)	$63.7

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

THE SCOTTS MIRACLE-GRO COMPANY
Condensed Consolidating Statement of Cash Flows
for the fiscal year ended September 30, 2018
(In millions)

	Parent	Subsidiary Guarantors	Non- Guarantors	Eliminations/ Consolidations	Consolidated
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES (a)	$6.1	$294.2	$68.4	$(26.2)	$342.5
INVESTING ACTIVITIES (a)
Proceeds from sale of long-lived assets	—	4.7	0.4	—	5.1
Post-closing working capital payment related to sale of International Business	—	(35.3)	—	—	(35.3)
Investments in property, plant and equipment	—	(61.1)	(7.1)	—	(68.2)
Investments in loans receivable	—	(16.6)	(0.5)	—	(17.1)
Proceeds from loans receivable	—	14.3	—	—	14.3
Net distributions from (investments in) unconsolidated affiliates	—	—	(0.1)	—	(0.1)
Investments in acquired businesses, net of cash acquired	—	(455.9)	(37.0)	—	(492.9)
Return of investments from affiliates	1,306.9	—	—	(1,306.9)	—
Investing cash flows from (to) affiliates	(869.9)	(90.8)	(81.5)	1,042.2	—
Other investing, net	—	12.7	0.8	—	13.5
Net cash provided by (used in) investing activities	437.0	(628.0)	(125.0)	(264.7)	(580.7)
FINANCING ACTIVITIES
Borrowings under revolving and bank lines of credit and term loans	—	2,658.4	328.6	—	2,987.0
Repayments under revolving and bank lines of credit and term loans	—	(2,005.5)	(307.4)	—	(2,312.9)
Financing and issuance fees	(5.9)	(0.2)	—	—	(6.1)
Dividends paid	(120.0)	(1,306.9)	(26.2)	1,333.1	(120.0)
Purchase of Common Shares	(327.7)	—	—	—	(327.7)
Payments on seller notes	—	(0.2)	(8.7)	—	(8.9)
Cash received from exercise of stock options	10.5	—	—	—	10.5
Acquisition of noncontrolling interests	—	—	(70.7)	—	(70.7)
Financing cash flows from (to) affiliates	—	951.4	90.8	(1,042.2)	—
Net cash provided by (used in) financing activities	(443.1)	297.0	6.4	290.9	151.2
Effect of exchange rate changes on cash	—	—	0.4	—	0.4
Net increase (decrease) in cash and cash equivalents	—	(36.8)	(49.8)	—	(86.6)
Cash and cash equivalents at beginning of year	—	39.8	80.7	—	120.5
Cash and cash equivalents at end of year	$—	$3.0	$30.9	$—	$33.9

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

THE SCOTTS MIRACLE-GRO COMPANY
Condensed Consolidating Statement of Operations
for the fiscal year ended September 30, 2017
(In millions)

	Parent	Subsidiary Guarantors	Non- Guarantors	Eliminations/ Consolidations	Consolidated
Net sales	$—	$2,308.4	$333.7	$—	$2,642.1
Cost of sales	—	1,415.8	253.7	—	1,669.5
Gross profit	—	892.6	80.0	—	972.6
Operating expenses:
Selling, general and administrative	—	480.4	69.1	1.4	550.9
Impairment, restructuring and other	—	4.5	0.4	—	4.9
Other (income) expense, net	(0.8)	(14.2)	(1.6)	—	(16.6)
Income (loss) from operations	0.8	421.9	12.1	(1.4)	433.4
Equity (income) loss in subsidiaries	(250.4)	(15.9)	—	266.3	—
Other non-operating (income) loss	(20.7)	—	(21.4)	42.1	—
Equity in (income) loss of unconsolidated affiliates	—	28.9	0.1	—	29.0
Interest expense	70.1	43.8	4.3	(42.1)	76.1
Other non-operating (income) expense, net	—	—	13.4	—	13.4
Income (loss) from continuing operations before income taxes	201.8	365.1	15.7	(267.7)	314.9
Income tax expense (benefit) from continuing operations	(18.0)	128.8	5.8	—	116.6
Income (loss) from continuing operations	219.8	236.3	9.9	(267.7)	198.3
Income (loss) from discontinued operations, net of tax	—	(0.7)	21.2	—	20.5
Net income (loss)	$219.8	$235.6	$31.1	$(267.7)	$218.8
Net (income) loss attributable to noncontrolling interest	—	—	—	(0.5)	(0.5)
Net income (loss) attributable to controlling interest	$219.8	$235.6	$31.1	$(268.2)	$218.3

THE SCOTTS MIRACLE-GRO COMPANY
Condensed Consolidating Statement of Comprehensive Income (Loss)
for the fiscal year ended September 30, 2017
(In millions)

	Parent	Subsidiary Guarantors	Non- Guarantors	Eliminations/ Consolidations	Consolidated
Net income (loss)	$219.8	$235.6	$31.1	$(267.7)	$218.8
Other comprehensive income (loss), net of tax:
Net foreign currency translation adjustment	28.2	—	28.2	(28.2)	28.2
Net change in derivatives	6.7	2.8	—	(2.8)	6.7
Net change in pension and other post-retirement benefits	13.2	3.7	9.5	(13.2)	13.2
Total other comprehensive income (loss)	48.1	6.5	37.7	(44.2)	48.1
Comprehensive income (loss)	$267.9	$242.1	$68.8	$(311.9)	$266.9
Comprehensive (income) loss attributable to noncontrolling interest	—	—	—	(0.9)	(0.9)
Comprehensive income (loss) attributable to controlling interest	$267.9	$242.1	$68.8	$(312.8)	$266.0

THE SCOTTS MIRACLE-GRO COMPANY
Condensed Consolidating Statement of Cash Flows
for the fiscal year ended September 30, 2017
(In millions)

	Parent	Subsidiary Guarantors	Non- Guarantors	Eliminations/ Consolidations	Consolidated
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES (a)	$(48.3)	$471.4	$(16.1)	$(43.8)	$363.2
INVESTING ACTIVITIES (a)
Proceeds from sale of long-lived assets	—	5.6	0.1	—	5.7
Proceeds from sale of business, net of cash disposed of	—	178.6	1.7	—	180.3
Investments in property, plant and equipment	—	(59.5)	(10.1)	—	(69.6)
Investments in loans receivable	—	(29.7)	—	—	(29.7)
Net distributions from (investments in) unconsolidated affiliates	—	57.7	(0.3)	—	57.4
Investments in acquired businesses, net of cash acquired	—	(112.5)	(9.2)	—	(121.7)
Return of investments from affiliates	918.6	32.4	—	(951.0)	—
Investing cash flows from (to) affiliates	(759.9)	(208.6)	—	968.5	—
Net cash provided by (used in) investing activities	158.7	(136.0)	(17.8)	17.5	22.4
FINANCING ACTIVITIES
Borrowings under revolving and bank lines of credit and term loans	—	1,196.1	253.2	—	1,449.3
Repayments under revolving and bank lines of credit and term loans	—	(1,319.6)	(298.7)	—	(1,618.3)
Proceeds from issuance of 5.250% Senior Notes	250.0	—	—	—	250.0
Financing and issuance fees	(3.8)	(0.6)	—	—	(4.4)
Dividends paid	(120.3)	(918.6)	(43.8)	962.4	(120.3)
Distribution paid by AeroGrow to noncontrolling interest	—	—	(40.5)	32.4	(8.1)
Purchase of Common Shares	(255.2)	—	—	—	(255.2)
Payments on seller notes	—	(15.5)	(13.2)	—	(28.7)
Excess tax benefits from share-based payment arrangements	7.9	—	—	—	7.9
Cash received from exercise of stock options	11.0	—	—	—	11.0
Financing cash flows from (to) affiliates	—	759.9	208.6	(968.5)	—
Net cash provided by (used in) financing activities	(110.4)	(298.3)	65.6	26.3	(316.8)
Effect of exchange rate changes on cash	—	—	1.6	—	1.6
Net increase (decrease) in cash and cash equivalents	—	37.1	33.3	—	70.4
Cash and cash equivalents at beginning of year excluding cash classified within assets held for sale	—	2.7	25.9	—	28.6
Cash and cash equivalents at beginning of year classified within assets held for sale	—	—	21.5	—	21.5
Cash and cash equivalents at beginning of year	—	2.7	47.4	—	50.1
Cash and cash equivalents at end of year	$—	$39.8	$80.7	$—	$120.5

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

Schedule II—Valuation and Qualifying Accounts
for the fiscal year ended September 30, 2019

Column A	Column B	Column C	Column D	Column E	Column F
Classification	Balance at Beginning of Period	Reserves Acquired	Additions Charged to Expense	Deductions Credited and Write-Offs	Balance at End of Period
	(In millions)
Valuation and qualifying accounts deducted from the assets to which they apply:
Allowance for doubtful accounts	$3.6	$—	$1.4	$(0.8)	$4.2
Income tax valuation allowance	33.6	—	2.4	(0.2)	35.8

Schedule II—Valuation and Qualifying Accounts
for the fiscal year ended September 30, 2018

Column A	Column B	Column C	Column D	Column E	Column F
Classification	Balance at Beginning of Period	Reserves Acquired	Additions Charged to Expense	Deductions Credited and Write-Offs	Balance at End of Period
	(In millions)
Valuation and qualifying accounts deducted from the assets to which they apply:
Allowance for doubtful accounts	$3.1	$—	$0.8	$(0.3)	$3.6
Income tax valuation allowance	29.7	—	12.3	(8.4)	33.6

Schedule II—Valuation and Qualifying Accounts
for the fiscal year ended September 30, 2017

Column A	Column B	Column C	Column D	Column E	Column F
Classification	Balance at Beginning of Period	Reserves Acquired	Additions Charged to Expense	Deductions Credited and Write-Offs	Balance at End of Period
	(In millions)
Valuation and qualifying accounts deducted from the assets to which they apply:
Allowance for doubtful accounts	$4.8	$—	$1.0	$(2.7)	$3.1
Income tax valuation allowance	4.1	—	25.6	—	29.7

The Scotts Miracle-Gro Company
Index to Exhibits

		Incorporated by Reference
Exhibit No.	Description	Form	Exhibit	Filing Date	Filed Herewith
3.1(a)	Initial Articles of Incorporation of The Scotts Miracle-Gro Company as filed with the Ohio Secretary of State on November 22, 2004	8-K	3.1	March 24, 2005
3.1(b)	Certificate of Amendment by Shareholders to Articles of Incorporation of The Scotts Miracle-Gro Company as filed with the Ohio Secretary of State on March 18, 2005	8-K	3.2	March 24, 2005
3.2	Code of Regulations of The Scotts Miracle-Gro Company	8-K	3.3	March 24, 2005
4.1(a)	Indenture, dated as of December 15, 2016, by and among The Scotts Miracle-Gro Company, the Guarantors (as defined therein) and U.S. Bank National Association, as trustee	8-K	4.1	December 16, 2016
4.1(b)	First Supplemental Indenture, dated July 17, 2018, by and among The Scotts Miracle-Gro Company, the Guarantors (as defined therein) and U.S. Bank National Association, as trustee	10-Q	10.4	August 8, 2018
4.1(c)	Form of 5.250% Senior Notes due 2026	8-K	4.2	December 16, 2016
4.2(a)	Indenture, dated as of October 22, 2019, by and among The Scotts Miracle-Gro Company, the Guarantors (as defined therein) and U.S. Bank National Association, as trustee	8-K	4.1	October 28, 2019
4.2(b)	Form of 4.500% Senior Notes due 2029	8-K	4.2	October 28, 2019
4.2(c)	Registration Rights Agreement, dated as of October 22, 2019, by and among The Scotts Miracle-Gro Company, the guarantors named therein and J.P. Morgan Securities LLC, as representative of the several initial purchasers named therein	8-K	4.3	October 28, 2019
4.3	Agreement to furnish copies of instruments and agreements defining rights of holders of long-term debt				X
4.4	Description of Capital Stock				X
10.1(a)	Fifth Amended and Restated Credit Agreement, dated as of July 5, 2018, by and among The Scotts Miracle-Gro Company, as a Borrower; the Subsidiary Borrowers (as defined therein); JPMorgan Chase Bank, N.A., as Administrative Agent; Wells Fargo Bank, National Association, and Mizuho Bank, Ltd. as Co-Syndication Agents; CoBank, ACB, Bank of America, N.A., Fifth Third Bank, Coöperatieve Rabobank U.A., New York Branch, Sumitomo Mitsui Banking Corporation and TD Bank N.A., as Co-Documentation Agents; and the several other banks and other financial institutions from time to time parties thereto	8-K	10.1	July 11, 2018
10.1(b)	Fifth Amended and Restated Guarantee and Collateral Agreement, dated as of July 5, 2018, made by The Scotts Miracle-Gro Company, each domestic Subsidiary Borrower under the Fifth Amended and Restated Credit Agreement, and certain of its and their domestic subsidiaries, in favor of JPMorgan Chase Bank, N.A., as Administrative Agent	8-K	10.2	July 11, 2018
10.2(a)†	The Scotts Miracle-Gro Company Long-Term Incentive Plan (reflects amendment and restatement of plan formerly known as The Scotts Miracle-Gro Company 2006 Long-Term Incentive Plan) [January 17, 2013 through January 26, 2017 version]	8-K	10.1	January 24, 2013
10.2(b)(i)†	Specimen form of Nonqualified Stock Option Award Agreement for Employees used to evidence grants of Nonqualified Stock Options made under The Scotts Miracle-Gro Company Amended and Restated 2006 Long-Term Incentive Plan (now known as The Scotts Miracle-Gro Company Long-Term Incentive Plan) [January 20, 2010 through January 19, 2012 version]	10-Q	10.4	February 11, 2010

		Incorporated by Reference
Exhibit No.	Description	Form	Exhibit	Filing Date	Filed Herewith
10.2(b)(ii)†	Specimen form of Nonqualified Stock Option Award Agreement for Employees used to evidence grants of Nonqualified Stock Options made under The Scotts Miracle-Gro Company Amended and Restated 2006 Long-Term Incentive Plan (now known as The Scotts Miracle-Gro Company Long-Term Incentive Plan) [January 20, 2012 through January 16, 2013 version]	10-Q	10.3	February 8, 2012
10.2(b)(iii)†	Specimen form of Nonqualified Stock Option Award Agreement for Employees used to evidence grants made under The Scotts Miracle-Gro Company Long-Term Incentive Plan [January 17, 2013 through January 26, 2017 version]	10-Q	10.7	May 7, 2015
10.3(a)†	The Scotts Miracle-Gro Company Long-Term Incentive Plan (effective as of January 27, 2017)	8-K	10.1	January 30, 2017
10.3(b)(i)†	Form of Project Focus Performance Unit Award Agreement which may be made under The Scotts Miracle-Gro Company Long-Term Incentive Plan	8-K	10.2	January 30, 2017
10.3(b)(ii)†	Form of Amendment to Project Focus Amendment Award Agreement which may be made under The Scotts Miracle-Gro Company Long-Term Incentive Plan	8-K	10.1	January 30, 2019
10.3(c)†	Form of Standard Performance Unit Award Agreement which may be made under The Scotts Miracle-Gro Company Long-Term Incentive Plan	8-K	10.3	January 30, 2017
10.3(d)†	Form of Standard Restricted Stock Unit Award Agreement which may be made under The Scotts Miracle-Gro Company Long-Term Incentive Plan	8-K	10.4	January 30, 2017
10.3(e)†	Form of Standard Non-Qualified Stock Option Award Agreement which may be made under The Scotts Miracle-Gro Company Long-Term Incentive Plan	8-K	10.5	January 30, 2017
10.3(f)†
Specimen form of Deferred Stock Unit Award Agreement for Nonemployee Directors (with Related Dividend Equivalents) used to evidence grants which may be made under The Scotts Miracle-Gro Company Long-Term Incentive Plan
		10-K	10.3(f)	November 29, 2018
10.3(g)†
Specimen form of Deferred Stock Unit Award Agreement for Nonemployee Directors Retainer Deferrals (with Related Dividend Equivalents) used to evidence grants which may be made under The Scotts Miracle-Gro Company Long-Term Incentive Plan
		10-K	10.3(g)	November 29, 2018
10.3(h)(i)†
Specimen form of Restricted Stock Unit Award Agreement for Third Party Service-Providers (with Related Dividend Equivalents) which may be used to evidence grants made under The Scotts Miracle-Gro Company Long-Term Incentive Plan
		10-K	10.3(h)(i)	November 29, 2018
10.3(h)(ii)†
Form of Standard Restricted Stock Unit Award Agreement for Nonemployee Directors (with Related Dividend Equivalents) used to evidence grants which may be made under The Scotts Miracle-Gro Company Long-Term Incentive Plan
		10-K	10.3(h)(ii)	November 29, 2018
10.4(a)†	The Scotts Company LLC Amended and Restated Executive Incentive Plan (effective as of January 30, 2014)	8-K	10.1	February 5, 2014
10.4(b)†	Specimen form of Employee Confidentiality, Noncompetition, Nonsolicitation Agreement for employees participating in The Scotts Company LLC Executive/Management Incentive Plan (now known as The Scotts Company LLC Amended and Restated Executive Incentive Plan)	10-Q	10.1	August 10, 2006
10.5†	The Scotts Company LLC Executive Retirement Plan, as Amended and Restated as of January 1, 2015 (executed December 31, 2014)	10-Q	10.2	February 5, 2015
10.6(a)†	Employee Confidentiality, Noncompetition, Nonsolicitation Agreement, dated as of December 12, 2013, by and between The Scotts Company LLC, all companies controlled by, controlling or under common control with The Scotts Company LLC, and James Hagedorn	8-K	10.2	December 17, 2013

		Incorporated by Reference
Exhibit No.	Description	Form	Exhibit	Filing Date	Filed Herewith
10.6(b)†	Executive Severance Agreement, dated as of December 11, 2013, by and between The Scotts Company LLC and James Hagedorn	8-K	10.1	December 17, 2013
10.7†	Summary of Compensation for Nonemployee Directors of The Scotts Miracle-Gro Company (effective as of January 27, 2017)				X
10.8†	Consulting Agreement, dated January 28, 2019, between The Scotts Company LLC and Hanft Projects LLC	10-Q	10.1	May 8, 2019
10.9(a)†	The Scotts Company LLC Executive Severance Plan, adopted on April 25, 2017	10-Q	10.9	May 10, 2017
10.9(b)†	Form of Tier 1 Participation Agreement under The Scotts Company LLC Executive Severance Plan	10-Q	10.10	May 10, 2017
10.10(a)	Commercialization and Technology Agreement, dated as of May 15, 2015, between Monsanto Company and The Scotts Company LLC	8-K/A	10.4	May 20, 2015
10.10(b)	Termination Agreement regarding Commercialization and Technology Agreement, entered into on July 29, 2019 and effective as of August 1, 2019, between Monsanto Company and The Scotts Company LLC	8-K	10.7	July 31, 2019
10.11	Third Amended and Restated Exclusive Agency and Marketing Agreement, entered into on July 29, 2019 and effective as of August 1, 2019, between Monsanto Company and The Scotts Company LLC	8-K	10.2	July 31, 2019
10.12(a)	Amended and Restated Lawn and Garden Brand Extension Agreement - Americas, dated as of August 31, 2017, between Monsanto Company and The Scotts Company LLC	10-K	10.14(b)	November 28, 2017
10.12(b)	Termination Agreement regarding Amended and Restated Lawn and Garden Brand Extension Agreement - Americas, entered into on July 29, 2019 and effective as of August 1, 2019, between Monsanto Company and The Scotts Company LLC	8-K	10.5	July 31, 2019
10.12(c)	Brand Extension Agreement Asset Purchase Agreement, entered into on July 29, 2019 and effective as of August 1, 2019, between Monsanto Company and The Scotts Company LLC	8-K	10.4	July 31, 2019
10.13(a)(i)	Master Repurchase Agreement, and Annex I thereto, with Coöperatieve Rabobank, U.A. (New York Branch), as agent and purchaser, and Sumitomo Mitsui Banking Corporation (New York Branch), as purchaser, dated as of April 7, 2017	8-K	10.1	April 13, 2017
10.13(a)(ii)	Amendment No. 1 to Master Repurchase Agreement with Coöperatieve Rabobank, U.A. (New York Branch), as agent and purchaser, and Sumitomo Mitsui Banking Corporation (New York Branch), as purchaser, dated as of August 24, 2018	8-K	10.1	August 24, 2018
10.14(a)(i)	Master Framework Agreement with Coöperatieve Rabobank, U.A. (New York Branch), as agent and purchaser, and Sumitomo Mitsui Banking Corporation (New York Branch), as purchaser, dated as of April 7, 2017	8-K	10.2	April 13, 2017
10.14(a)(ii)	Amendment No. 1 to Master Framework Agreement with Coöperatieve Rabobank, U.A. (New York Branch), as agent and purchaser, and Sumitomo Mitsui Banking Corporation (New York Branch), as purchaser, dated as of August 25, 2017	8-K	10.1	August 31, 2017
10.14(a)(iii)	Amendment No. 2 to Master Framework Agreement with Coöperatieve Rabobank, U.A. (New York Branch), as agent and purchaser, and Sumitomo Mitsui Banking Corporation (New York Branch), as purchaser, dated as of August 24, 2018	8-K	10.2	August 24, 2018
10.14(a)(iv)	Amendment No. 3 to Master Framework Agreement with Coöperatieve Rabobank, U.A. (New York Branch), as agent and purchaser, and Sumitomo Mitsui Banking Corporation (New York Branch), as purchaser, dated as of August 23, 2019	8-K	10.1	August 20, 2019
10.15	Form of Aircraft Time Sharing Agreement for Executive Officers	10-Q	10.4	May 11, 2016
10.16	Binding and Irrevocable Conditional Offer, dated April 29, 2017, from Garden Care Bidco Limited to Scotts-Sierra Investments LLC	10-K	10.20	November 28, 2017

Incorporated by Reference
Exhibit No.	Description	Form	Exhibit	Filing Date	Filed Herewith
10.17	Purchase Agreement, dated April 12, 2018, among Sunlight Supply, Inc., Sunlight Garden Supply, Inc., Sunlight Garden Supply, ULC, IP Holdings, LLC, Craig R. Hargreaves, Kim E. Hargreaves, Hawthorne Hydroponics LLC and The Scotts Miracle-Gro Company	10-Q	10.1	August 8, 2018
10.18†	Retention Agreement, dated August 22, 2018, by and between The Scotts Company LLC and Denise S. Stump	8-K	10.3	August 24, 2018
10.19	Purchase Agreement, dated March 19, 2019, among TruGreen Companies L.L.C., TruGreen, Inc. TruGreen LLC, SLS Holdings, Inc. and Outdoor Home Services Holdings LLC	8-K	10.1	March 20, 2019
21	Subsidiaries of The Scotts Miracle-Gro Company				X
23	Consent of Independent Registered Public Accounting Firm — Deloitte & Touche LLP				X
24	Powers of Attorney of Executive Officers and Directors of The Scotts Miracle-Gro Company				X
31.1	Rule 13a-14(a)/15d-14(a) Certifications (Principal Executive Officer)				X
31.2	Rule 13a-14(a)/15d-14(a) Certifications (Principal Financial Officer)				X
32	Section 1350 Certifications (Principal Executive Officer and Principal Financial Officer)				X
101.SCH	XBRL Taxonomy Extension Schema				X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase				X
101.DEF	XBRL Taxonomy Extension Definition Linkbase				X
101.LAB	XBRL Taxonomy Extension Label Linkbase				X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase				X
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)				X

†	Management contract, compensatory plan or arrangement.