Form 10-Q
period 2019-12-28
SCOTTS MIRACLE-GRO CO
filed 2020-02-05
CIK 825542

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_________________________________________
FORM 10-Q
_________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 28, 2019
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
As of January 31, 2020, there were 55,596,073 Common Shares outstanding.

PART I—FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

THE SCOTTS MIRACLE-GRO COMPANY
Condensed Consolidated Statements of Operations
(In millions, except per share data)
(Unaudited)

	THREE MONTHS ENDED
	DECEMBER 28, 2019	DECEMBER 29, 2018
Net sales	$365.8	$298.1
Cost of sales	311.3	261.1
Cost of sales—impairment, restructuring and other	0.3	2.5
Gross profit	54.2	34.5
Operating expenses:
Selling, general and administrative	119.8	116.3
Impairment, restructuring and other	(2.5)	3.5
Other income, net	(0.5)	(0.4)
Loss from operations	(62.6)	(84.9)
Equity in income of unconsolidated affiliates	—	(1.3)
Costs related to refinancing	15.1	—
Interest expense	20.0	25.2
Other non-operating income, net	(2.6)	(2.9)
Loss from continuing operations before income taxes	(95.1)	(105.9)
Income tax benefit from continuing operations	(23.8)	(23.3)
Loss from continuing operations	(71.3)	(82.6)
Income from discontinued operations, net of tax	—	2.9
Net loss	$(71.3)	$(79.7)
Net (income) loss attributable to noncontrolling interest	(0.1)	0.1
Net loss attributable to controlling interest	$(71.4)	$(79.6)

Basic income (loss) per common share:
Loss from continuing operations	$(1.28)	$(1.49)
Income from discontinued operations	—	0.05
Basic net loss per common share	$(1.28)	$(1.44)
Weighted-average common shares outstanding during the period	55.8	55.3

Diluted income (loss) per common share:
Loss from continuing operations	$(1.28)	$(1.49)
Income from discontinued operations	—	0.05
Diluted net loss per common share	$(1.28)	$(1.44)
Weighted-average common shares outstanding during the period plus dilutive potential common shares	55.8	55.3
See Notes to Condensed Consolidated Financial Statements.

THE SCOTTS MIRACLE-GRO COMPANY
Condensed Consolidated Statements of Comprehensive Income (Loss)
(In millions)
(Unaudited)

	THREE MONTHS ENDED
	DECEMBER 28, 2019	DECEMBER 29, 2018
Net loss	$(71.3)	$(79.7)
Other comprehensive income (loss):
Net foreign currency translation adjustment	4.6	(5.3)
Net unrealized gain (loss) on derivative instruments, net of tax of $(0.5) and $(2.8), respectively	(1.4)	(7.9)
Reclassification of net unrealized (gains) losses on derivative instruments to net income, net of tax of $0.3 and $0.0, respectively	0.8	(0.1)
Reclassification of net pension and other post-retirement benefit losses to net income, net of tax of ($0.3) and $0.3, respectively	(1.1)	0.9
Total other comprehensive income (loss)	2.9	(12.4)
Comprehensive loss	(68.4)	(92.1)
Comprehensive (income) loss attributable to noncontrolling interest	(0.1)	0.1
Comprehensive loss attributable to controlling interest	$(68.5)	$(92.0)
See Notes to Condensed Consolidated Financial Statements.

THE SCOTTS MIRACLE-GRO COMPANY
Condensed Consolidated Statements of Cash Flows
(In millions)
(Unaudited)

	THREE MONTHS ENDED
	DECEMBER 28, 2019	DECEMBER 29, 2018
OPERATING ACTIVITIES
Net loss	$(71.3)	$(79.7)
Adjustments to reconcile net loss to net cash used in operating activities:
Impairment, restructuring and other	—	0.5
Costs related to refinancing	15.1	—
Share-based compensation expense	7.0	6.6
Depreciation	14.8	14.0
Amortization	7.6	8.3
Deferred taxes	(2.1)	(1.3)
(Gain) loss on long-lived assets	—	(0.1)
Equity in income and distributions from unconsolidated affiliates	—	(1.3)
Changes in assets and liabilities, net of acquired businesses:
Accounts receivable	72.9	100.7
Inventories	(324.7)	(267.1)
Prepaid and other assets	(26.8)	(48.4)
Accounts payable	114.2	93.1
Other current liabilities	(115.7)	(58.7)
Restructuring and other	(2.3)	1.2
Other non-current items	(6.5)	(1.6)
Other, net	(0.4)	0.4
Net cash used in operating activities	(318.2)	(233.4)

INVESTING ACTIVITIES
Investments in property, plant and equipment	(21.9)	(12.7)
Investments in loans receivable	(2.5)	—
Investments in acquired businesses, net of cash acquired	—	(6.6)
Other investing, net	(1.3)	2.2
Net cash used in investing activities	(25.7)	(17.1)

FINANCING ACTIVITIES
Borrowings under revolving and bank lines of credit and term loans	465.7	386.8
Repayments under revolving and bank lines of credit and term loans	(112.8)	(116.3)
Proceeds from issuance of 4.500% Senior Notes	450.0	—
Repayment of 6.000% Senior Notes	(400.0)	—
Financing and issuance fees	(18.6)	—
Dividends paid	(32.4)	(30.4)
Purchase of Common Shares	—	(0.5)
Payments on seller notes	(0.5)	(0.8)
Cash received from exercise of stock options	0.9	1.1
Net cash provided by financing activities	352.3	239.9
Effect of exchange rate changes on cash	0.2	(0.7)
Net increase (decrease) in cash and cash equivalents	8.6	(11.3)
Cash and cash equivalents at beginning of period	18.8	33.9
Cash and cash equivalents at end of period	$27.4	$22.6
See Notes to Condensed Consolidated Financial Statements.

THE SCOTTS MIRACLE-GRO COMPANY
Condensed Consolidated Balance Sheets
(In millions, except stated value per share)
(Unaudited)

	DECEMBER 28, 2019	DECEMBER 29, 2018	SEPTEMBER 30, 2019
ASSETS
Current assets:
Cash and cash equivalents	$27.4	$22.6	$18.8
Accounts receivable, less allowances of $4.2, $3.4 and $4.2, respectively	192.7	163.8	223.9
Accounts receivable pledged	43.3	44.4	84.5
Inventories	866.1	745.4	540.3
Prepaid and other current assets	203.3	102.5	174.2
Total current assets	1,332.8	1,078.7	1,041.7
Investment in unconsolidated affiliates	—	37.3	—
Property, plant and equipment, net of accumulated depreciation of $642.2, $624.0 and $628.0, respectively	545.4	519.8	546.0
Goodwill	540.9	539.7	538.7
Intangible assets, net	701.7	846.8	707.5
Other assets	335.2	202.9	194.8
Total assets	$3,456.0	$3,225.2	$3,028.7

LIABILITIES AND EQUITY
Current liabilities:
Current portion of debt	$93.8	$95.1	$128.1
Accounts payable	309.4	237.0	214.2
Other current liabilities	206.5	262.5	278.2
Total current liabilities	609.7	594.6	620.5
Long-term debt	1,969.9	2,186.2	1,523.5
Distributions in excess of investment in unconsolidated affiliate	—	21.9	—
Other liabilities	247.1	169.3	161.5
Total liabilities	2,826.7	2,972.0	2,305.5
Commitments and contingencies (Note 10)
Equity:
Common shares and capital in excess of $.01 stated value per share; shares outstanding of 55.8, 55.3 and 55.8, respectively	448.9	425.9	442.2
Retained earnings	1,169.8	835.4	1,274.7
Treasury shares, at cost; 12.4, 12.8 and 12.4 shares, respectively	(903.1)	(937.7)	(904.3)
Accumulated other comprehensive loss	(91.0)	(75.3)	(93.9)
Total equity—controlling interest	624.6	248.3	718.7
Noncontrolling interest	4.7	4.9	4.5
Total equity	629.3	253.2	723.2
Total liabilities and equity	$3,456.0	$3,225.2	$3,028.7
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
Organization and Basis of Presentation
The Company’s unaudited condensed consolidated financial statements for the three months ended December 28, 2019 and December 29, 2018 are presented in accordance with accounting principles generally accepted in the United States of America (“GAAP”). The condensed consolidated financial statements include the accounts of Scotts Miracle-Gro and its subsidiaries. All intercompany transactions and accounts have been eliminated in consolidation. The Company’s consolidation criteria are based on majority ownership (as evidenced by a majority voting interest in the entity) and an objective evaluation and determination of effective management control. AeroGrow International, Inc. (“AeroGrow”), in which the Company has a controlling interest, is consolidated, with the equity owned by other shareholders shown as noncontrolling interest in the Condensed Consolidated Balance Sheets, and the other shareholders’ portion of net earnings and other comprehensive income shown as net (income) loss or comprehensive (income) loss attributable to noncontrolling interest in the Condensed Consolidated Statements of Operations and Condensed Consolidated Statements of Comprehensive Income (Loss), respectively. The results of businesses acquired or disposed of are included in the condensed consolidated financial statements from the date of each acquisition or up to the date of disposal, respectively. In the opinion of management, interim results reflect all normal and recurring adjustments and are not necessarily indicative of results for a full year.
Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been omitted or condensed pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Accordingly, this Quarterly Report on Form 10-Q should be read in conjunction with Scotts Miracle-Gro’s Annual Report on Form 10-K for the fiscal year ended September 30, 2019 (the “2019 Annual Report”), which includes a complete set of footnote disclosures, including the Company’s significant accounting policies.
The Company’s Condensed Consolidated Balance Sheet at September 30, 2019 has been derived from the Company’s audited Consolidated Balance Sheet at that date, but does not include all of the information and footnotes required by GAAP for complete financial statements.
Long-Lived Assets
The Company had non-cash investing activities of $2.7 million and $3.2 million during the three months ended December 28, 2019 and December 29, 2018, respectively, representing unpaid liabilities at December 28, 2019 to acquire property, plant and equipment.
Statements of Cash Flows
Supplemental cash flow information was as follows:

	THREE MONTHS ENDED
	DECEMBER 28, 2019	DECEMBER 29, 2018
	(In millions)
Interest paid	$28.1	$31.4
Income tax payments (refunds)	(2.1)	8.7

During the three months ended December 29, 2018, the Company paid a post-closing net working capital adjustment obligation of $6.6 million related to the fiscal 2018 acquisition of Sunlight Supply, Inc., Sunlight Garden Supply, Inc., Sunlight Garden Supply, ULC, and IP Holdings, LLC, and all of the issued and outstanding equity interests of Columbia River Industrial Holdings, LLC (collectively “Sunlight Supply”), which was classified as an investing activity in the “Investments in acquired businesses, net of cash acquired” line in the Condensed Consolidated Statements of Cash Flows.

Inventories
Inventories are stated at the lower of cost or net realizable value and include the cost of raw materials, labor, manufacturing overhead and freight and in-bound handling costs incurred to pre-position goods in the Company’s warehouse network. The Company makes provisions for obsolete or slow-moving inventories as necessary to properly reflect inventory at the lower of cost or net realizable value. Inventories are determined by the first in, first out method of accounting. Inventories acquired through the acquisition of or subsequently produced by Sunlight Supply were initially recorded at fair value at the date of the acquisition and subsequently were measured using the average costing method of inventory valuation. During the three months ended December 28, 2019, the Company determined it was preferable to use the first in, first out inventory valuation method and adopted this method for the remaining Sunlight Supply inventories not subject to the first in, first out method. This change in accounting principle resulted in an increase in inventories of $0.2 million as of December 28, 2019, with a corresponding decrease in cost of goods sold for the three months ended December 28, 2019. The change in accounting principle was not material to prior periods so it was not retrospectively applied.
Leases
Effective October 1, 2019, the Company adopted Accounting Standards Codification (“ASC”) 842, Leases (“ASC 842”). Under this guidance, the Company determines whether an arrangement contains a lease at inception by determining if the contract conveys the right to control the use of identified property, plant or equipment for a period of time in exchange for consideration and other facts and circumstances. Right-of-use (“ROU”) assets represent the Company’s right to use an underlying asset for the lease term and lease liabilities represent the Company’s obligation to make lease payments arising from the lease. ROU assets are calculated based on the lease liability adjusted for any lease payments paid to the lessor at or before the commencement date and initial direct costs incurred by the Company and excludes any lease incentives received from the lessor. Lease liabilities are recognized based on the present value of the future minimum lease payments over the lease term. The lease term may include options to extend or terminate the lease when it is reasonably certain that the Company will exercise that option. As the Company’s leases typically do not contain a readily determinable implicit rate, the Company determines the present value of the lease liability using its incremental borrowing rate at the lease commencement date based on the lease term. The Company considers its credit rating and the current economic environment in determining this collateralized rate. Variable lease payments are expensed as incurred and include certain non-lease components, such as maintenance and other services provided by the lessor, and other charges included in the lease, as applicable. The Company elected to exclude short-term leases, defined as leases with initial terms of 12 months or less, from its Condensed Consolidated Balance Sheet.
RECENTLY ADOPTED ACCOUNTING PRONOUNCEMENTS
In February 2016, the Financial Accounting Standards Board (“FASB”) issued its final standard on lease accounting, ASC 842. This guidance requires lessees to recognize a lease liability for the obligation to make lease payments and a ROU asset for the right to use the underlying asset for the lease term. The Company elected the optional transition method and adopted the new guidance on October 1, 2019 on a modified retrospective basis with no restatement of prior period amounts. Fiscal 2019 balances and related disclosures supporting those comparative period balances continue to be presented under ASC 840, Leases. As allowed under the new accounting standard, the Company elected to apply practical expedients to carry forward the original lease determinations, lease classifications and accounting of initial direct costs for all asset classes at the time of adoption. The Company also elected to exclude short-term leases from its Condensed Consolidated Balance Sheet. The Company’s adoption of the new standard resulted in the recognition of ROU assets of $129.6 million in the “Other assets” line in the Condensed Consolidated Balance Sheet, liabilities of $45.4 million in the “Other current liabilities” line in the Condensed Consolidated Balance Sheet and liabilities of $88.8 million in the “Other liabilities” line in the Condensed Consolidated Balance Sheet as of the October 1, 2019 adoption date. Adoption of the new standard did not result in a material cumulative effect adjustment to equity as of the date of adoption and did not have a material impact on the Company’s Condensed Consolidated Statements of Operations or Cash Flows. In connection with the adoption of this guidance, as required, the Company reclassified certain restructuring reserves (refer to “NOTE 4. IMPAIRMENT, RESTRUCTURING AND OTHER” for more information) and deferred rent liabilities as reductions to the ROU asset. Refer to “NOTE 13. LEASES AND OTHER COMMITMENTS” for more information.
RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS
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
In August 2018, the FASB issued an accounting standard update that removes certain disclosures that are not considered cost beneficial, clarifies certain required disclosures and requires certain additional disclosures related to defined benefit pension and other postretirement plans. The provisions are effective for the Company’s financial statements no later than the fiscal year beginning October 1, 2020.  The Company is continuing to assess the impact of the amended guidance.
NOTE 2. DISCONTINUED OPERATIONS
Wild Bird Food
During fiscal 2014, the Company completed the sale of its U.S. and Canadian wild bird food business. As a result, effective in fiscal 2014, the Company classified its results of operations for all periods presented to reflect the wild bird food business as a discontinued operation. At each of December 28, 2019, December 29, 2018 and September 30, 2019, zero, $85.0 million and zero, respectively, was accrued for a probable loss related to the previously disclosed legal matter In re Morning Song Bird Food Litigation in the “Other current liabilities” line in the Condensed Consolidated Balance Sheet. This matter relates to a class-action lawsuit filed in 2012 in connection with the sale of wild bird food products that were the subject of a voluntary recall in 2008 by the Company’s previously sold wild bird food business. During the three months ended December 29, 2018, the Company recognized insurance recoveries of $5.0 million related to this matter.
The following table summarizes the results of discontinued operations described above and reflected within discontinued operations in the Company’s condensed consolidated financial statements for the period presented:

THREE MONTHS ENDED
DECEMBER 29, 2018
(In millions)
Impairment, restructuring and other charges (recoveries), net	$(4.9)
Income from discontinued operations before income taxes	4.9
Income tax expense from discontinued operations	2.0
Income from discontinued operations, net of tax	$2.9

The Condensed Consolidated Statements of Cash Flows do not present the cash flows from discontinued operations separately from cash flows from continuing operations. Cash provided by operating activities related to discontinued operations was zero and $1.8 million for the three months ended December 28, 2019 and December 29, 2018, respectively. Cash (used in) provided by investing activities related to discontinued operations was zero for the three months ended December 28, 2019 and December 29, 2018.
NOTE 3. INVESTMENT IN UNCONSOLIDATED AFFILIATES
On March 19, 2019, the Company entered into an agreement under which it sold, to TruGreen Companies L.L.C., a subsidiary of TruGreen Holding Corporation, all of its approximately 30% equity interest in Outdoor Home Services Holdings LLC, a lawn services joint venture between the Company and TruGreen Holding Corporation (the “TruGreen Joint Venture”). Prior to this transaction, the Company’s net investment and advances with respect to the TruGreen Joint Venture had been reduced to a liability which resulted in an amount recorded in the “Distributions in excess of investment in unconsolidated affiliate” line in the Condensed Consolidated Balance Sheets. In connection with this transaction, the Company received cash proceeds of $234.2 million related to the sale of its equity interest in the TruGreen Joint Venture and $18.4 million related to the payoff of second lien term loan financing, which was previously recorded in the “Other assets” line in the Condensed Consolidated Balance Sheets. The Company did not receive distributions from the TruGreen Joint Venture during the three months ended December 29, 2018.
On April 1, 2019, the Company sold all of its noncontrolling equity interest in an unconsolidated affiliate whose products support the professional U.S. industrial, turf and ornamental market (the “IT&O Joint Venture”) for cash proceeds of $36.6 million. The Company did not receive distributions from the IT&O Joint Venture during the three months ended December 29, 2018.

NOTE 4. IMPAIRMENT, RESTRUCTURING AND OTHER
Activity described herein is classified within the “Cost of sales—impairment, restructuring and other,” “Impairment, restructuring and other” and “Income from discontinued operations, net of tax” lines in the Condensed Consolidated Statements of Operations. The following table details impairment, restructuring and other charges (recoveries) for each of the periods presented:

	THREE MONTHS ENDED
	DECEMBER 28, 2019	DECEMBER 29, 2018
	(In millions)
Cost of sales—impairment, restructuring and other:
Restructuring and other charges	$0.3	$2.0
Property, plant and equipment impairments	—	0.5
Operating expenses:
Restructuring and other charges (recoveries), net	(2.5)	3.5
Impairment, restructuring and other charges (recoveries) from continuing operations	(2.2)	6.0
Restructuring and other charges (recoveries), net, from discontinued operations	—	(4.9)
Total impairment, restructuring and other charges (recoveries)	$(2.2)	$1.1
The following table summarizes the activity related to liabilities associated with restructuring and other, excluding insurance reimbursement recoveries, during the three months ended December 28, 2019 (in millions):

Amounts accrued for restructuring and other at September 30, 2019	$11.6
Restructuring and other charges from continuing operations	0.4
Payments and other	(4.4)
Amounts accrued for restructuring and other at December 28, 2019	$7.6

In connection with the adoption of ASC 842 on October 1, 2019, the Company reclassified restructuring accruals of $1.7 million to lease ROU assets, and has presented this reclassification within “Payments and other” in the table above. Refer to “NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES” and “NOTE 13. LEASES AND OTHER COMMITMENTS” for more information. Included in restructuring accruals, as of December 28, 2019, is $1.1 million that is classified as long-term. Payments against the long-term accruals will be incurred as the employees covered by the restructuring plan retire or through the passage of time. The remaining amounts accrued will continue to be paid out over the course of the next twelve months.
Project Catalyst
In connection with the acquisition of Sunlight Supply during the third quarter of fiscal 2018, the Company announced the launch of an initiative called Project Catalyst, which is a company-wide restructuring effort to reduce operating costs throughout the U.S. Consumer, Hawthorne and Other segments and drive synergies from acquisitions within the Hawthorne segment. During the three months ended December 28, 2019, the Company incurred charges of $0.4 million related to Project Catalyst. The Company incurred charges of $0.3 million in its Hawthorne segment in the “Cost of sales—impairment, restructuring and other” line in the Condensed Consolidated Statements of Operations during the three months ended December 28, 2019 related to employee termination benefits and facility closure costs. The Company incurred charges of $0.1 million in its U.S. Consumer segment in the “Impairment, restructuring and other” line in the Condensed Consolidated Statements of Operations during the three months ended December 28, 2019 related to employee termination benefits and facility closure costs. Costs incurred to date since the inception of Project Catalyst are $26.2 million for the Hawthorne segment, $13.3 million for the U.S. Consumer segment, $1.2 million for the Other segment and $2.8 million for Corporate. Additionally, during the three months ended December 28, 2019, the Company received $2.6 million from the final settlement of escrow funds related to a previous acquisition within the Hawthorne segment that was recognized in the “Impairment, restructuring and other” line in the Condensed Consolidated Statements of Operations.
During the three months ended December 29, 2018, the Company incurred charges of $5.5 million related to Project Catalyst. The Company incurred charges of $0.3 million in its U.S. Consumer segment, $1.9 million in its Hawthorne segment and $0.3 million in its Other segment in the “Cost of sales—impairment, restructuring and other” line in the Condensed Consolidated Statements of Operations during the three months ended December 29, 2018 related to employee termination benefits, facility closure costs and impairment of property, plant and equipment. The Company incurred charges of $0.4 million in its U.S. Consumer segment, $1.7 million in its Hawthorne segment, $0.1 million in its Other segment and $0.8 million at Corporate in the “Impairment, restructuring and other” line in the Condensed Consolidated Statements of Operations during the three months ended December 29, 2018 related to employee termination benefits and facility closure costs.
Other
During the three months ended December 29, 2018, the Company recognized insurance recoveries of $5.0 million related to the previously disclosed legal matter In re Morning Song Bird Food Litigation in the “Income from discontinued operations, net of tax” line in the Condensed Consolidated Statements of Operations. Refer to “NOTE 2. DISCONTINUED OPERATIONS” for more information.
During the three months ended December 29, 2018, the Company recognized a charge of $0.5 million for a probable loss related to the previously disclosed legal matter In re Scotts EZ Seed Litigation in the “Impairment, restructuring and other” line in the Condensed Consolidated Statements of Operations.
NOTE 5. INVENTORIES
Inventories consisted of the following for each of the periods presented:

	DECEMBER 28, 2019	DECEMBER 29, 2018	SEPTEMBER 30, 2019
	(In millions)
Finished goods	$609.2	$524.3	$344.9
Work-in-process	79.1	73.8	63.6
Raw materials	177.8	147.3	131.8
Total inventories	$866.1	$745.4	$540.3

Adjustments to reflect inventories at net realizable values were $11.4 million at December 28, 2019, $8.3 million at December 29, 2018 and $8.8 million at September 30, 2019.
NOTE 6. MARKETING AGREEMENT
The Scotts Company LLC (“Scotts LLC”) is the exclusive agent of Monsanto Company, a subsidiary of Bayer AG since June 2018 (“Monsanto”), for the marketing and distribution of certain of Monsanto’s consumer Roundup® branded products in the United States and certain other specified countries. Effective August 1, 2019, the Company entered into the Third Amended and Restated Exclusive Agency and Marketing Agreement (the “Third Restated Agreement”) which amended, among other things, the provisions of the Second Amended and Restated Exclusive Agency and Marketing Agreement (the “Restated Marketing Agreement”) relating to commissions, contributions, noncompetition, and termination. The annual commission payable under the Third Restated Agreement is equal to 50% of the actual earnings before interest and income taxes of Monsanto’s consumer Roundup® business in the markets covered by the Third Restated Agreement (“Program EBIT”). Prior to the Third Restated Agreement, the annual commission payable was equal to (1) 50% of the actual earnings before interest and income taxes of Monsanto’s consumer Roundup® business in the markets covered for program years 2017 and 2018 and (2) 50% of the actual earnings before interest and income taxes of Monsanto’s consumer Roundup® business in the markets covered in excess of $40.0 million for program year 2019. The Third Restated Agreement also requires the Company to make annual payments of $18.0 million to Monsanto as a contribution against the overall expenses of its consumer Roundup® business, subject to reduction pursuant to the Third Restated Agreement for any program year in which the Program EBIT does not equal or exceed $36 million.
Unless Monsanto terminates the Third Restated Marketing Agreement due to an event of default by the Company, termination rights under the Third Restated Agreement include the following:

•
The Company can terminate the Third Restated Agreement (i) for any reason effective as of September 30, 2022 by delivery of notice of termination to Monsanto on January 15, 2021 (a “Convenience Termination”) or (ii) upon the insolvency or bankruptcy of Monsanto;

•
Monsanto can terminate the Third Restated Agreement in the event that Monsanto decides to decommission the permits, licenses and registrations needed for, and the trademarks, trade names, packages, copyrights and designs used in, the sale of the Roundup® products in the lawn and garden market (a “Brand Decommissioning Termination”); and

•	Each party is permitted to terminate the Third Restated Agreement if Program EBIT falls below $50 million and, in such case, no termination fee would be payable to either party.
The termination fee structure requires Monsanto to pay a termination fee to the Company in an amount equal to (i) $175 million if the Company terminates the Third Restated Agreement for convenience, (ii) $375 million upon a brand decommissioning event, and (iii) the greater of $175 million or four times an amount equal to the average of the Program EBIT for the three program years before the year of termination, minus $186.4 million, if Monsanto or its successor terminates the Third Restated Agreement as a result of a Roundup Sale or Change of Control of Monsanto (each, as defined in the Third Restated Agreement).
In connection with the signing of the Third Restated Agreement, the Company also entered into the BEA Purchase Agreement. The BEA Purchase Agreement provides for the sale by the Company to Monsanto of specified assets related to, among other things, the development, manufacture, production, advertising, marketing, promotion, distribution, importation, exportation, offer for sale and sale of specified Roundup® branded products sold outside the non-selective weedkiller category within the residential lawn and garden market. The consideration to be paid by Monsanto is the sum of $112.0 million plus the value of finished goods inventory of $3.5 million. This consideration was recorded in the “Prepaid and other current assets” line in the Consolidated Balance Sheets as of December 28, 2019, and was received by the Company on January 13, 2020. The carrying value of the assets sold, which included the brand extension agreement intangible asset with a carrying value of $111.7 million, approximated the consideration received, resulting in an insignificant gain on the sale.
The elements of the net commission and reimbursements earned under the Restated Marketing Agreement and Third Restated Agreement and included in “Net sales” line in the Condensed Consolidated Statements of Operations are as follows:

	THREE MONTHS ENDED
	DECEMBER 28, 2019	DECEMBER 29, 2018
	(In millions)
Gross commission	$—	$—
Contribution expenses	(4.5)	(4.5)
Net commission	(4.5)	(4.5)
Reimbursements associated with Roundup® marketing agreement	13.4	12.6
Total net sales associated with Roundup® marketing agreement	$8.9	$8.1

NOTE 7. DEBT
The components of debt are as follows:

	DECEMBER 28, 2019	DECEMBER 29, 2018	SEPTEMBER 30, 2019
	(In millions)
Credit Facilities:
Revolving loans	$537.1	$793.9	$147.2
Term loans	750.0	790.0	750.0
Senior Notes – 5.250%	250.0	250.0	250.0
Senior Notes – 6.000%	—	400.0	400.0
Senior Notes – 4.500%	450.0	—	—
Receivables facility	39.0	40.0	76.0
Finance lease obligations	36.9	0.6	25.8
Other	11.5	15.7	10.3
Total debt	2,074.5	2,290.2	1,659.3
Less current portions	93.8	95.1	128.1
Less unamortized debt issuance costs	10.8	8.9	7.7
Long-term debt	$1,969.9	$2,186.2	$1,523.5

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
At December 28, 2019, the Company had letters of credit outstanding in the aggregate principal amount of $22.5 million, and $940.4 million of borrowing availability under the Fifth A&R Credit Agreement. The weighted average interest rates on average borrowings under the Fifth A&R Credit Agreement were 3.9% and 4.5% for the three months ended December 28, 2019 and December 29, 2018, respectively.
The Fifth A&R Credit Agreement contains, among other obligations, an affirmative covenant regarding the Company’s leverage ratio on the last day of each quarter calculated as average total indebtedness, divided by the Company’s earnings before interest, taxes, depreciation and amortization (“EBITDA”), as adjusted pursuant to the terms of the Fifth A&R Credit Agreement (“Adjusted EBITDA”). The maximum leverage ratio is: (i) 5.00 for the third quarter of fiscal 2019 through the first quarter of fiscal 2020, (ii) 4.75 for the second quarter of fiscal 2020 through the fourth quarter of fiscal 2020 and (iii) 4.50 for the first quarter of fiscal 2021 and thereafter. The Company’s leverage ratio was 3.53 at December 28, 2019. The Fifth A&R Credit Agreement also contains an affirmative covenant regarding the Company’s interest coverage ratio determined as of the end of each of its fiscal quarters. The interest coverage ratio is calculated as Adjusted EBITDA divided by interest expense, as described in the Fifth A&R Credit Agreement, and excludes costs related to refinancings. The minimum interest coverage ratio was 3.00 for the twelve months ended December 28, 2019. The Company’s interest coverage ratio was 6.17 for the twelve months ended December 28, 2019.
The Fifth A&R Credit Agreement allows the Company to make unlimited restricted payments (as defined in the Fifth A&R Credit Agreement), including dividend payments and repurchases of the common shares of Scotts Miracle-Gro (“Common Shares”), as long as the leverage ratio resulting from the making of such restricted payments is 4.00 or less. Otherwise the Company may make further restricted payments in an aggregate amount for each fiscal year not to exceed $225.0 million for fiscal 2020 and thereafter.
Senior Notes
On December 15, 2016, Scotts Miracle-Gro issued $250.0 million aggregate principal amount of 5.250% Senior Notes due 2026 (the “5.250% Senior Notes”). The 5.250% Senior Notes represent general unsecured senior obligations and rank equal in right of payment with the Company’s existing and future unsecured senior debt. The 5.250% Senior Notes have interest payment dates of June 15 and December 15 of each year. Substantially all of Scotts Miracle-Gro’s directly and indirectly owned domestic subsidiaries serve as guarantors of the 5.250% Senior Notes.
On October 22, 2019, Scotts Miracle-Gro issued $450.0 million aggregate principal amount of 4.500% Senior Notes due 2029 (the “4.500% Senior Notes”). The net proceeds of the offering were used to redeem all of the Company’s outstanding 6.000% Senior Notes due 2023 (the “6.000% Senior Notes”) and for general corporate purposes. The 4.500% Senior Notes represent general unsecured senior obligations and rank equal in right of payment with the Company’s existing and future unsecured senior debt. The 4.500% Senior Notes have interest payment dates of April 15 and October 15 of each year, commencing April 15, 2020. All of Scotts Miracle-Gro’s domestic subsidiaries that serve as guarantors of the 5.250% Senior Notes also serve as guarantors of the 4.500% Senior Notes.
On October 23, 2019, Scotts Miracle-Gro redeemed all of its outstanding 6.000% Senior Notes for a redemption price of $412.5 million, comprised of $0.5 million of accrued and unpaid interest, $12.0 million of redemption premium, and $400.0 million for outstanding principal amount. The $12.0 million redemption premium was recognized in the “Costs related to refinancing” line on the Condensed Consolidated Statements of Operations during the three months ended December 28, 2019. Additionally, the Company had $3.1 million in unamortized bond issuance costs associated with the 6.000% Senior Notes, which were written-off during the three months ended December 28, 2019 and were recognized in the “Costs related to refinancing” line in the Condensed Consolidated Statements of Operations.
Receivables Facility
On April 7, 2017, the Company entered into a Master Repurchase Agreement (including the annexes thereto, the “Repurchase Agreement”) and a Master Framework Agreement, as amended annually (the “Framework Agreement” and, together with the Repurchase Agreement, the “Receivables Facility”). Under the Receivables Facility, the Company may sell a portfolio of available and eligible outstanding customer accounts receivable to the purchasers and simultaneously agree to repurchase the receivables on a weekly basis. The eligible accounts receivable consist of accounts receivable generated by sales to three specified customers. The eligible amount of customer accounts receivables which may be sold under the Receivables Facility is $400.0 million and the commitment amount during the seasonal commitment period beginning on February 28, 2020 and ending on June 19, 2020 is $160.0 million. The Receivables Facility expires on August 21, 2020.
The Company accounts for the sale of receivables under the Receivables Facility as short-term debt and continues to carry the receivables on its Condensed Consolidated Balance Sheets, primarily as a result of the Company’s requirement to repurchase receivables sold. As of December 28, 2019 and December 29, 2018, there were $39.0 million and $40.0 million, respectively, in borrowings on receivables pledged as collateral under the Receivables Facility, and the carrying value of the receivables pledged as collateral was $43.3 million and $44.4 million, respectively. As of December 28, 2019 and December 29, 2018, there was $0.6 million and $0.2 million, respectively, of availability under the Receivables Facility.

Interest Rate Swap Agreements
The Company has outstanding interest rate swap agreements with major financial institutions that effectively convert a portion of the Company’s variable-rate debt to a fixed rate. The swap agreements had a maximum total U.S. dollar equivalent notional amount of $850.0 million, $1,300.0 million and $850.0 million at December 28, 2019, December 29, 2018 and September 30, 2019, respectively. Interest payments made between the effective date and expiration date are hedged by the swap agreements, except as noted below.
The notional amount, effective date, expiration date and rate of each of these swap agreements outstanding at December 28, 2019 are shown in the table below:

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
Weighted Average Interest Rate
The weighted average interest rates on the Company’s debt were 4.5% and 4.8% for the three months ended December 28, 2019 and December 29, 2018, respectively.
NOTE 8. EQUITY
The following table provides a summary of the changes in total equity, equity attributable to controlling interest, and equity attributable to noncontrolling interests for each of the periods indicated (in millions):

	Common Shares and Capital in Excess of Stated Value	Retained Earnings	Treasury Shares	Accumulated Other Comprehensive Loss	Total Equity - Controlling Interest	Non-controlling Interest	Total Equity
Balance at September 30, 2019	$442.2	$1,274.7	$(904.3)	$(93.9)	$718.7	$4.5	$723.2
Net income (loss)	—	(71.4)	—	—	(71.4)	0.1	(71.3)
Other comprehensive income (loss)	—	—	—	2.9	2.9	—	2.9
Share-based compensation	7.0	—	—	—	7.0	—	7.0
Dividends declared ($0.580 per share)	—	(33.5)	—	—	(33.5)	—	(33.5)
Treasury share issuances	(0.3)	—	1.2	—	0.9	—	0.9
Balance at December 28, 2019	$448.9	$1,169.8	$(903.1)	$(91.0)	$624.6	$4.7	$629.3
The sum of the components may not equal due to rounding.

	Common Shares and Capital in Excess of Stated Value	Retained Earnings	Treasury Shares	Accumulated Other Comprehensive Loss	Total Equity - Controlling Interest	Non-controlling Interest	Total Equity
Balance at September 30, 2018	$420.3	$919.9	$(939.6)	$(46.0)	$354.6	$5.0	$359.6
Adoption of new accounting pronouncements	—	26.0	—	(16.9)	9.1	—	9.1
Net income (loss)	—	(79.6)	—	—	(79.6)	(0.1)	(79.7)
Other comprehensive income (loss)	—	—	—	(12.4)	(12.4)	—	(12.4)
Share-based compensation	6.6	—	—	—	6.6	—	6.6
Dividends declared ($0.550 per share)	—	(30.9)	—	—	(30.9)	—	(30.9)
Treasury share issuances	(1.0)	—	1.9	—	0.9	—	0.9
Balance at December 29, 2018	$425.9	$835.4	$(937.7)	$(75.3)	$248.3	$4.9	$253.2
The sum of the components may not equal due to rounding.
Accumulated Other Comprehensive Loss
At December 28, 2019 and September 30, 2019, the Company had unrecognized losses on pension and other postretirement liabilities of $69.5 million, net of tax of $23.1 million, and $68.4 million, net of tax of $22.8 million, respectively, recorded in accumulated other comprehensive loss. At December 28, 2019 and September 30, 2019, the Company had accumulated foreign currency translation losses of $12.8 million and $17.4 million, respectively, recorded in accumulated other comprehensive loss. At December 28, 2019 and September 30, 2019, the Company had unrecognized losses on derivatives of $8.7 million, net of tax of $3.0 million, and $8.1 million, net of tax of $2.8 million, respectively, recorded in accumulated other comprehensive loss.
Dividends
On July 30, 2019, the Scotts Miracle-Gro Board of Directors approved an increase in the Company’s quarterly cash dividend from $0.55 to $0.58 per Common Share.
Share Repurchases
In August 2014, Scotts Miracle-Gro announced that its Board of Directors authorized the repurchase of up to $500.0 million of Common Shares over a five year period (effective November 1, 2014 through September 30, 2019). On August 3, 2016, Scotts Miracle-Gro announced that its Board of Directors authorized a $500.0 million increase to the share repurchase authorization ending on September 30, 2019. On August 2, 2019, the Scotts Miracle-Gro Board of Directors authorized an extension of the current share repurchase authorization through March 28, 2020. The amended authorization allows for repurchases of Common Shares of up to an aggregate amount of $1.0 billion through March 28, 2020. The authorization provides the Company with flexibility to purchase Common Shares from time to time in open market purchases or through privately negotiated transactions. All or part of the repurchases may be made under Rule 10b5-1 plans, which the Company may enter into from time to time and which enable the repurchases to occur on a more regular basis, or pursuant to accelerated share repurchases. The share repurchase authorization may be suspended or discontinued by the Board of Directors at any time, and there can be no guarantee as to the timing or amount of any repurchases. There were no share repurchases under the program during the three months ended December 28, 2019 and December 29, 2018. From the inception of this share repurchase program in the fourth quarter of fiscal 2014 through December 28, 2019, Scotts Miracle-Gro repurchased approximately 8.3 million Common Shares for $714.6 million. On January 31, 2020, the Scotts Miracle-Gro Board of Directors authorized a new repurchase program allowing for repurchases of Common Shares of up to an aggregate amount of $750.0 million beginning April 30, 2020 through March 25, 2023.
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
Subsequent to December 28, 2019, the Company awarded restricted stock units, performance-based award units and deferred stock units representing 0.2 million Common Shares to employees and members of the Board of Directors with an estimated fair value of $20.0 million on the date of grant.

The following is a summary of the share-based awards granted during each of the periods indicated:

	THREE MONTHS ENDED
	DECEMBER 28, 2019	DECEMBER 29, 2018
Employees
Restricted stock units	4,066	2,576
Performance units	—	1,078
Board of Directors
Deferred stock units	976	1,445
Total share-based awards	5,042	5,099

Aggregate fair value at grant dates (in millions)	$0.5	$0.4

Total share-based compensation was as follows for each of the periods indicated:

	THREE MONTHS ENDED
	DECEMBER 28, 2019	DECEMBER 29, 2018
	(In millions)
Share-based compensation	$7.0	$6.6
Tax benefit recognized	1.7	1.7

NOTE 9. INCOME TAXES
The effective tax rates related to continuing operations for the three months ended December 28, 2019 and December 29, 2018 were 25.0% and 22.0%, respectively. The effective tax rate used for interim reporting purposes is based on management’s best estimate of factors impacting the effective tax rate for the full fiscal year and includes the impact of discrete items recognized in the quarter. There can be no assurance that the effective tax rate estimated for interim financial reporting purposes will approximate the effective tax rate determined at fiscal year end.
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
The Company currently anticipates that few of its open and active audits will be resolved within the next twelve months. The Company is unable to make a reasonably reliable estimate as to when or if cash settlements with taxing authorities may occur. Although the outcomes of such examinations and the timing of any payments required upon the conclusion of such examinations are subject to significant uncertainty, the Company does not anticipate that the resolution of these tax matters or any events related thereto will result in a material change to its consolidated financial position, results of operations or cash flows.
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

Regulatory Matters
At December 28, 2019, $3.9 million was accrued in the “Other liabilities” line in the Condensed Consolidated Balance Sheets for environmental actions, the majority of which are for site remediation. The Company believes that the amounts accrued are adequate to cover such known environmental exposures based on current facts and estimates of likely outcomes. Although it is reasonably possible that the costs to resolve such known environmental exposures will exceed the amounts accrued, any variation from accrued amounts is not expected to be material.
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
Exchange Rate Risk Management
The Company uses currency forward contracts to manage the exchange rate risk associated with intercompany loans and certain other balances denominated in foreign currencies. The notional amount of outstanding currency forward contracts was $128.7 million, $117.5 million and $120.0 million at December 28, 2019, December 29, 2018 and September 30, 2019, respectively. Contracts outstanding at December 28, 2019 will mature over the next fiscal quarter.
Interest Rate Risk Management
The Company enters into interest rate swap agreements as a means to hedge its variable interest rate risk on debt instruments. Net amounts to be received or paid under the swap agreements are reflected as adjustments to interest expense.
The Company has outstanding interest rate swap agreements with major financial institutions that effectively convert a portion of the Company’s variable-rate debt to a fixed rate. The swap agreements had a maximum total U.S. dollar equivalent notional amount of $850.0 million, $1,300.0 million and $850.0 million at December 28, 2019, December 29, 2018 and September 30, 2019, respectively. Refer to “NOTE 7. DEBT” for the terms of the swap agreements outstanding at December 28, 2019. Included in the AOCI balance at December 28, 2019 was a loss of $4.0 million related to interest rate swap agreements that is expected to be reclassified to earnings during the next twelve months, consistent with the timing of the underlying hedged transactions.
Commodity Price Risk Management
The Company enters into hedging arrangements designed to fix the price of a portion of its projected future urea, diesel and resin requirements. Changes in the fair value of derivative contracts that qualify for hedge accounting are recorded in AOCI. Realized gains or losses remain as a component of AOCI until the related inventory is sold. Included in the AOCI balance at December 28, 2019 was a loss of $1.8 million related to commodity hedges that is expected to be reclassified to earnings during the next twelve months, consistent with the timing of the underlying hedged transactions.

The Company had the following outstanding commodity contracts that were entered into to hedge forecasted purchases:

COMMODITY	DECEMBER 28, 2019	DECEMBER 29, 2018	SEPTEMBER 30, 2019
Urea	45,500 tons	52,000 tons	78,500 tons
Resin	11,000,000 pounds	12,600,000 pounds	14,900,000 pounds
Diesel	4,368,000 gallons	4,410,000 gallons	4,956,000 gallons
Heating Oil	1,344,000 gallons	1,218,000 gallons	1,344,000 gallons

Fair Values of Derivative Instruments
The fair values of the Company’s derivative instruments were as follows:

		ASSETS / (LIABILITIES)
DERIVATIVES DESIGNATED AS HEDGING INSTRUMENTS	BALANCE SHEET LOCATION	DECEMBER 28, 2019	DECEMBER 29, 2018	SEPTEMBER 30, 2019
		(In millions)
Interest rate swap agreements	Prepaid and other current assets	$—	$1.8	$—
	Other assets	—	0.6	—
	Other current liabilities	(5.4)	(1.6)	(5.5)
	Other liabilities	(3.8)	(3.1)	(5.3)
Commodity hedging instruments	Prepaid and other current assets	—	0.8	—
	Other current liabilities	(1.6)	—	(0.8)
Total derivatives designated as hedging instruments		$(10.8)	$(1.5)	$(11.6)

DERIVATIVES NOT DESIGNATED AS HEDGING INSTRUMENTS	BALANCE SHEET LOCATION
Currency forward contracts	Prepaid and other current assets	$—	$0.8	$1.7
	Other current liabilities	(2.2)	(0.3)	(0.4)
Commodity hedging instruments	Prepaid and other current assets	0.1	—	—
	Other current liabilities	—	(2.4)	(0.4)
Total derivatives not designated as hedging instruments		(2.1)	(1.9)	0.9
Total derivatives		$(12.9)	$(3.4)	$(10.7)

The effect of derivative instruments on AOCI and the Condensed Consolidated Statements of Operations for each of the periods presented was as follows:

DERIVATIVES IN CASH FLOW HEDGING RELATIONSHIPS	AMOUNT OF GAIN / (LOSS) RECOGNIZED IN AOCI
	THREE MONTHS ENDED
	DECEMBER 28, 2019	DECEMBER 29, 2018
	(In millions)
Interest rate swap agreements	$0.4	$(4.6)
Commodity hedging instruments	(1.8)	(3.3)
Total	$(1.4)	$(7.9)

DERIVATIVES IN CASH FLOW HEDGING RELATIONSHIPS	RECLASSIFIED FROM AOCI INTO STATEMENT OF OPERATIONS	AMOUNT OF GAIN / (LOSS)
		THREE MONTHS ENDED
		DECEMBER 28, 2019	DECEMBER 29, 2018
		(In millions)
Interest rate swap agreements	Interest expense	$(0.8)	$(0.1)
Commodity hedging instruments	Cost of sales	—	0.2
Total		$(0.8)	$0.1

DERIVATIVES NOT DESIGNATED AS HEDGING INSTRUMENTS	RECOGNIZED IN STATEMENT OF OPERATIONS	AMOUNT OF GAIN / (LOSS)
		THREE MONTHS ENDED
		DECEMBER 28, 2019	DECEMBER 29, 2018
		(In millions)
Currency forward contracts	Other income / expense, net	$(4.8)	$3.5
Commodity hedging instruments	Cost of sales	0.5	(3.7)
Total		$(4.3)	$(0.2)

NOTE 12. FAIR VALUE MEASUREMENTS
The following table summarizes the fair value of the Company’s assets and liabilities for which disclosure of fair value is required (in millions):

		DECEMBER 28, 2019		DECEMBER 29, 2018		SEPTEMBER 30, 2019
	FAIR VALUE HEIRARCHY LEVEL	CARRYING AMOUNT	ESTIMATED FAIR VALUE	CARRYING AMOUNT	ESTIMATED FAIR VALUE	CARRYING AMOUNT	ESTIMATED FAIR VALUE
Assets:
Cash equivalents	Level 1	$2.4	$2.4	$1.1	$1.1	$2.0	$2.0
Derivatives
Interest rate swap agreements	Level 2	—	—	2.4	2.4	—	—
Currency forward contracts	Level 2	—	—	0.8	0.8	1.7	1.7
Commodity hedging instruments	Level 2	0.1	0.1	0.8	0.8	—	—
Other
Investment securities in non-qualified retirement plan assets	Level 1	25.2	25.2	18.2	18.2	21.6	21.6
Bonnie Option	Level 3	11.3	11.3	13.0	13.0	11.3	11.3

Liabilities:
Derivatives
Interest rate swap agreements	Level 2	$9.2	$9.2	$4.7	$4.7	$10.8	$10.8
Currency forward contracts	Level 2	2.2	2.2	0.3	0.3	0.4	0.4
Commodity hedging instruments	Level 2	1.6	1.6	2.4	2.4	1.2	1.2
Debt instruments
Credit facilities – revolving loans	Level 2	537.1	537.1	793.9	793.9	147.2	147.2
Credit facilities – term loans	Level 2	750.0	750.0	790.0	790.0	750.0	750.0
Senior Notes – 4.500%	Level 1	450.0	459.6	—	—	—	—
Senior Notes – 5.250%	Level 1	250.0	267.5	250.0	230.0	250.0	263.4
Senior Notes – 6.000%	Level 1	—	—	400.0	398.5	400.0	412.5
Receivables facility	Level 2	39.0	39.0	40.0	40.0	76.0	76.0
Other
Debt	Level 2	48.4	48.4	16.3	16.3	36.1	36.1
Contingent consideration	Level 3	—	—	0.9	0.9	—	—

NOTE 13. LEASES AND OTHER COMMITMENTS
The Company leases certain property and equipment from third parties under various non-cancelable lease agreements, including industrial, commercial and office properties and equipment that support the management, manufacturing, distribution and research and development of products marketed and sold by the Company. Certain lease agreements contain renewal and purchase options. The lease agreements generally require that the Company pay taxes, insurance and maintenance expenses related to the leased assets. There were no material operating leases that the Company had entered into and that were yet to commence as of December 28, 2019. From time to time, the Company will sublease portions of its facilities, resulting in sublease income. Sublease income and the related cash flows are not material to the condensed consolidated financial statements for the three months ended December 28, 2019.
The Company leases certain vehicles (primarily cars and light trucks) under agreements that are cancelable after the first year, but typically continue on a month-to-month basis until canceled by the Company. The vehicle leases and certain other non-cancelable operating leases contain residual value guarantees that create a contingent obligation on the part of the Company to compensate the lessor if the leased asset cannot be sold for an amount in excess of a specified minimum value at the conclusion of the lease term. If all such vehicle leases had been canceled as of December 28, 2019, the Company’s residual value guarantee would have approximated $3.4 million.
Supplemental balance sheet information related to the Company’s leases was as follows:

	BALANCE SHEET LOCATION	DECEMBER 28, 2019
		(In millions)
Operating leases:
Right-of-use assets	Other assets	$129.5

Current lease liabilities	Other current liabilities	45.0
Non-current lease liabilities	Other liabilities	88.9
Total operating lease liabilities		$133.9

Finance leases:
Right-of-use assets	Property, plant and equipment, net	$36.3

Current lease liabilities	Current portion of debt	4.5
Non-current lease liabilities	Long-term debt	32.4
Total finance lease liabilities		$36.9

Components of lease cost were as follows:

THREE MONTHS ENDED
DECEMBER 28, 2019
(In millions)
Operating lease cost (a)	$13.1
Variable lease cost	2.3

Finance lease cost
Amortization of right-of-use assets	0.9
Interest on lease liabilities	0.3
Total finance lease cost	$1.2

(a)	Short-term lease expense is excluded from operating lease cost and is not material. Operating lease cost includes amortization of ROU assets of $11.1 million.

Supplemental cash flow information and non-cash activity related to the Company’s leases were as follows:

THREE MONTHS ENDED
DECEMBER 28, 2019
(In millions)
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases, net	$13.4
Operating cash flows from finance leases	0.3
Financing cash flows from finance leases	0.4

Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$11.0
Finance leases	11.9

Weighted-average remaining lease term and discount rate for the Company’s leases were as follows:

DECEMBER 28, 2019
Weighted-average remaining lease term (in years):
Operating leases	4.0
Finance leases	8.9

Weighted-average discount rate:
Operating leases	3.8%
Finance leases	4.2%

Maturities of lease liabilities by fiscal year for the Company’s leases as of December 28, 2019 were as follows (in millions):

Year	OPERATING LEASES	FINANCE LEASES
2020 (remainder of the year)	$38.5	$4.4
2021	40.9	6.1
2022	28.6	6.1
2023	15.8	6.1
2024	8.2	6.2
Thereafter	12.6	16.0
Total lease payments	144.6	44.9
Less: Imputed interest	(10.7)	(8.0)
Total lease liabilities	$133.9	$36.9

The future minimum annual lease payments required under the Company’s existing non-cancelable operating and capital lease agreements as of September 30, 2019 prior to the adoption of ASC 842 were as follows (in millions):

Year	OPERATING LEASES	CAPITAL LEASES
2020	$52.8	$3.0
2021	40.3	3.5
2022	28.1	3.5
2023	15.4	3.6
2024	7.9	3.6
Thereafter	12.6	15.4
Total lease payments	$157.1	$32.6

NOTE 14. SEGMENT INFORMATION
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
The following tables present financial information for the Company’s reportable segments:

	THREE MONTHS ENDED
	DECEMBER 28, 2019	DECEMBER 29, 2018
	(In millions)
Net sales:
U.S. Consumer	$147.4	$136.9
Hawthorne	198.8	140.8
Other	19.6	20.4
Consolidated	$365.8	$298.1

Segment Profit (Loss):
U.S. Consumer	$(41.5)	$(43.1)
Hawthorne	13.9	4.4
Other	(3.5)	(4.0)
Total Segment Loss	(31.1)	(42.7)
Corporate	(26.1)	(27.9)
Intangible asset amortization	(7.6)	(8.3)
Impairment, restructuring and other	2.2	(6.0)
Equity in income of unconsolidated affiliates	—	1.3
Costs related to refinancing	(15.1)	—
Interest expense	(20.0)	(25.2)
Other non-operating income, net	2.6	2.9
Loss from continuing operations before income taxes	$(95.1)	$(105.9)

The following table presents net sales by product category:

	THREE MONTHS ENDED
	DECEMBER 28, 2019	DECEMBER 29, 2018
	(In millions)
U.S. Consumer:
Growing media	$44.8	$38.3
Lawn care	50.8	49.7
Controls	28.8	30.2
Roundup® marketing agreement	8.9	8.1
Other, primarily gardening and landscape	14.1	10.6
Hawthorne:
Indoor, urban and hydroponic gardening	198.8	140.8
Other:
Growing media	11.2	10.9
Lawn care	3.4	2.5
Other, primarily gardening and controls	5.0	7.0
Total net sales	$365.8	$298.1

The following table presents net sales by geographic area:

	THREE MONTHS ENDED
	DECEMBER 28, 2019	DECEMBER 29, 2018
	(In millions)
Net sales:
United States	$320.4	$246.9
International	45.4	51.2
	$365.8	$298.1

NOTE 15. FINANCIAL INFORMATION FOR SUBSIDIARY GUARANTORS AND NON-GUARANTORS
The 5.250% Senior Notes and 4.500% Senior Notes were issued on December 15, 2016, and October 22, 2019, respectively. The 5.250% Senior Notes and 4.500% Senior Notes are guaranteed by certain of the Company’s domestic subsidiaries and, therefore, the Company reports condensed consolidating financial information in accordance with SEC Regulation S-X Rule 3-10, Financial Statements of Guarantors and Issuers of Guaranteed Securities Registered or Being Registered. The guarantees are “full and unconditional,” as those terms are used in Regulation S-X Rule 3-10, except that a subsidiary’s guarantee will be released in certain circumstances set forth in the indentures governing the 5.250% Senior Notes and 4.500% Senior Notes, such as (1) upon any sale or other disposition of all or substantially all of the assets of the subsidiary (including by way of merger or consolidation) to any person other than Scotts Miracle-Gro or any “restricted subsidiary” under the applicable indenture; (2) if the subsidiary merges with and into Scotts Miracle-Gro, with Scotts Miracle-Gro surviving such merger; (3) if the subsidiary is designated an “unrestricted subsidiary” in accordance with the applicable indenture or otherwise ceases to be a “restricted subsidiary” (including by way of liquidation or dissolution) in a transaction permitted by such indenture; (4) upon legal or covenant defeasance; (5) at the election of Scotts Miracle-Gro following the subsidiary’s release as a guarantor under the Fifth A&R Credit Agreement, except a release by or as a result of the repayment of the Fifth A&R Credit Agreement; or (6) if the subsidiary ceases to be a “restricted subsidiary” and the subsidiary is not otherwise required to provide a guarantee of the 5.250% Senior Notes and the 4.500% Senior Notes pursuant to the applicable indenture.
The following 100% directly or indirectly owned subsidiaries fully and unconditionally guarantee at December 28, 2019 the 5.250% Senior Notes and the 4.500% Senior Notes on a joint and several basis: Hyponex Corporation; Miracle-Gro Lawn Products, Inc.; OMS Investments, Inc.; Rod McLellan Company; Sanford Scientific, Inc.; Scotts Temecula Operations, LLC; Scotts Manufacturing Company; Scotts Products Co.; Scotts Professional Products Co.; Scotts-Sierra Investments LLC; SMG Growing Media, Inc.; Swiss Farms Products, Inc.; SMGM LLC; The Scotts Company LLC; The Hawthorne Gardening Company; Hawthorne Hydroponics LLC; HGCI, Inc. and GenSource, Inc. (collectively, the “Guarantors”). Effective in the three month period ending March 30, 2019, Gutwein & Co., Inc. was dissolved and its subsidiary guarantee was released. Effective in the three month period ending June 29, 2019, SLS Holdings, Inc. and SMG ITO Holdings, Inc. were dissolved and their subsidiary guarantees were released.
The following information presents Condensed Consolidating Statements of Operations for the three months ended December 28, 2019 and December 29, 2018, Condensed Consolidating Statements of Comprehensive Income (Loss) for the three months ended December 28, 2019 and December 29, 2018, Condensed Consolidating Statements of Cash Flows for the three months ended December 28, 2019 and December 29, 2018, and Condensed Consolidating Balance Sheets as of December 28, 2019, December 29, 2018 and September 30, 2019. The condensed consolidating financial information presents, in separate columns, financial information for: Scotts Miracle-Gro on a Parent-only basis, carrying its investment in subsidiaries under the equity method; Guarantors on a combined basis, carrying their investments in subsidiaries which do not guarantee the debt (collectively, the “Non-Guarantors”) under the equity method; Non-Guarantors on a combined basis; and eliminating entries. The eliminating entries primarily reflect intercompany transactions, such as interest expense, accounts receivable and payable, short and long-term debt, and the elimination of equity investments, return on investments and income in subsidiaries. Because the Parent is obligated to pay the unpaid principal amount and interest on all amounts borrowed by the Guarantors or Non-Guarantors under the Fifth A&R Credit Facilities (and was obligated to pay the unpaid principal amount and interest on all amounts borrowed by the Guarantors and Non-Guarantors under the previous senior secured five-year revolving loan facility), the borrowings and related interest expense for the loans outstanding of the Guarantors and Non-Guarantors are also presented in the accompanying Parent-only financial information, and are then eliminated.

THE SCOTTS MIRACLE-GRO COMPANY
Condensed Consolidating Statement of Operations
for the three months ended December 28, 2019
(In millions)
(Unaudited)

	Parent	Subsidiary Guarantors	Non- Guarantors	Eliminations/ Consolidations	Consolidated
Net sales	$—	$302.3	$63.5	$—	$365.8
Cost of sales	—	259.6	51.7	—	311.3
Cost of sales—impairment, restructuring and other	—	0.3	—	—	0.3
Gross profit	—	42.4	11.8	—	54.2
Operating expenses:
Selling, general and administrative	—	104.6	14.9	0.3	119.8
Impairment, restructuring and other	—	(2.5)	—	—	(2.5)
Other (income) expense, net	—	(0.2)	(0.3)	—	(0.5)
Income (loss) from operations	—	(59.5)	(2.8)	(0.3)	(62.6)
Equity (income) loss in subsidiaries	50.6	(1.1)	—	(49.5)	—
Costs related to refinancing	15.1	—	—	—	15.1
Interest expense	15.5	13.0	0.7	(9.2)	20.0
Other non-operating (income) expense, net	(3.3)	(1.9)	(6.6)	9.2	(2.6)
Income (loss) from continuing operations before income taxes	(77.9)	(69.5)	3.1	49.2	(95.1)
Income tax expense (benefit) from continuing operations	(6.8)	(17.8)	0.8	—	(23.8)
Income (loss) from continuing operations	(71.1)	(51.7)	2.3	49.2	(71.3)
Income (loss) from discontinued operations, net of tax	—	—	—	—	—
Net income (loss)	$(71.1)	$(51.7)	$2.3	$49.2	$(71.3)
Net (income) loss attributable to noncontrolling interest	—	—	—	(0.1)	(0.1)
Net income (loss) attributable to controlling interest	$(71.1)	$(51.7)	$2.3	$49.1	$(71.4)

THE SCOTTS MIRACLE-GRO COMPANY
Condensed Consolidating Statement of Comprehensive Income (Loss)
for the three months ended December 28, 2019
(In millions)
(Unaudited)

	Parent	Subsidiary Guarantors	Non- Guarantors	Eliminations/ Consolidations	Consolidated
Net income (loss)	$(71.1)	$(51.7)	$2.3	$49.2	$(71.3)
Other comprehensive income (loss), net of tax:
Net foreign currency translation adjustment	4.6	—	4.6	(4.6)	4.6
Net change in derivatives	(0.6)	(1.8)	—	1.8	(0.6)
Net change in pension and other post-retirement benefits	(1.1)	0.1	(1.2)	1.1	(1.1)
Total other comprehensive income (loss)	2.9	(1.7)	3.4	(1.7)	2.9
Comprehensive income (loss)	(68.2)	(53.4)	5.7	47.5	(68.4)
Comprehensive (income) loss attributable to noncontrolling interest	—	—	—	(0.1)	(0.1)
Comprehensive income (loss) attributable to controlling interest	$(68.2)	$(53.4)	$5.7	$47.4	$(68.5)

THE SCOTTS MIRACLE-GRO COMPANY
Condensed Consolidating Statement of Cash Flows
for the three months ended December 28, 2019
(In millions)
(Unaudited)

	Parent	Subsidiary Guarantors	Non- Guarantors	Eliminations/ Consolidations	Consolidated
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	$(20.0)	$(295.8)	$(2.4)	$—	$(318.2)

INVESTING ACTIVITIES (a)
Investments in property, plant and equipment	—	(20.5)	(1.4)	—	(21.9)
Investments in loans receivable	—	(2.5)	—	—	(2.5)
Other investing, net	—	1.7	(3.0)	—	(1.3)
Return of investments from affiliates	463.5	—	—	(463.5)	—
Investing cash flows from (to) affiliates	(443.4)	(0.7)	—	444.1	—
Net cash provided by (used in) investing activities	20.1	(22.0)	(4.4)	(19.4)	(25.7)

FINANCING ACTIVITIES
Borrowings under revolving and bank lines of credit and term loans	—	426.2	39.5	—	465.7
Repayments under revolving and bank lines of credit and term loans	—	(86.4)	(26.4)	—	(112.8)
Proceeds from issuance of 4.500% Senior Notes	450.0	—	—	—	450.0
Repayment of 6.000% Senior Notes	(400.0)	—	—	—	(400.0)
Financing and issuance fees	(18.6)	—	—	—	(18.6)
Dividends paid	(32.4)	(463.5)	—	463.5	(32.4)
Payments on seller notes	—	(0.5)	—	—	(0.5)
Cash received from exercise of stock options	0.9	—	—	—	0.9
Financing cash flows from (to) affiliates	—	443.4	0.7	(444.1)	—
Net cash provided by (used in) financing activities	(0.1)	319.2	13.8	19.4	352.3
Effect of exchange rate changes on cash	—	—	0.2	—	0.2
Net increase (decrease) in cash and cash equivalents	—	1.4	7.2	—	8.6
Cash and cash equivalents at beginning of period	—	2.3	16.5	—	18.8
Cash and cash equivalents at end of period	$—	$3.7	$23.7	$—	$27.4

(a)
Cash received by the Parent from the Guarantors and Non-Guarantors in the form of dividends in the amount of $463.5 million represent return of investments and are included in cash flows from investing activities.

THE SCOTTS MIRACLE-GRO COMPANY
Condensed Consolidating Balance Sheet
As of December 28, 2019
(In millions)
(Unaudited)

	Parent	Subsidiary Guarantors	Non- Guarantors	Eliminations/ Consolidations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$—	$3.7	$23.7	$—	$27.4
Accounts receivable, net	—	145.9	46.8	—	192.7
Accounts receivable pledged	—	43.3	—	—	43.3
Inventories	—	776.3	89.8	—	866.1
Prepaid and other current assets	—	193.1	10.2	—	203.3
Total current assets	—	1,162.3	170.5	—	1,332.8
Property, plant and equipment, net	—	485.4	60.0	—	545.4
Goodwill	—	421.9	107.4	11.6	540.9
Intangible assets, net	—	608.9	86.9	5.9	701.7
Other assets	7.1	261.4	66.7	—	335.2
Equity investment in subsidiaries	1,164.0	—	—	(1,164.0)	—
Intercompany assets	1,457.9	—	—	(1,457.9)	—
Total assets	$2,629.0	$2,939.9	$491.5	$(2,604.4)	$3,456.0

LIABILITIES AND EQUITY
Current liabilities:
Current portion of debt	$49.0	$84.8	$9.0	$(49.0)	$93.8
Accounts payable	—	287.2	22.2	—	309.4
Other current liabilities	17.7	164.0	24.8	—	206.5
Total current liabilities	66.7	536.0	56.0	(49.0)	609.7
Long-term debt	1,936.3	1,165.2	115.5	(1,247.1)	1,969.9
Other liabilities	1.4	208.2	37.5	—	247.1
Equity investment in subsidiaries	—	72.0	—	(72.0)	—
Intercompany liabilities	—	48.6	87.3	(135.9)	—
Total liabilities	2,004.4	2,030.0	296.3	(1,504.0)	2,826.7
Total equity—controlling interest	624.6	909.9	195.2	(1,105.1)	624.6
Noncontrolling interest	—	—	—	4.7	4.7
Total equity	624.6	909.9	195.2	(1,100.4)	629.3
Total liabilities and equity	$2,629.0	$2,939.9	$491.5	$(2,604.4)	$3,456.0

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
This MD&A should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in Scotts Miracle-Gro’s Annual Report on Form 10-K for the fiscal year ended September 30, 2019 (the “2019 Annual Report”).
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

	Percent of Net Sales from Continuing Operations by Quarter
	2019	2018	2017
First Quarter	9.4%	8.3%	7.8%
Second Quarter	37.7%	38.1%	41.1%
Third Quarter	37.1%	37.3%	36.8%
Fourth Quarter	15.8%	16.3%	14.3%
On August 11, 2014, Scotts Miracle-Gro announced that its Board of Directors authorized the repurchase of up to $500.0 million of the common shares of Scotts Miracle-Gro (“Common Shares”) over a five-year period (effective November 1, 2014 through September 30, 2019). On August 3, 2016, Scotts Miracle-Gro announced that its Board of Directors authorized a $500.0 million increase to the share repurchase authorization ending on September 30, 2019. On August 2, 2019, the Scotts Miracle-Gro Board of Directors authorized an extension of the current share repurchase authorization through March 28, 2020. The amended authorization allows for repurchases of Common Shares of up to an aggregate of $1.0 billion through March 28, 2020. There were no share repurchases under the program during the three months ended December 28, 2019 and December 29, 2018. From the inception of this share repurchase program in the fourth quarter of fiscal 2014 through December 28, 2019, Scotts Miracle-Gro repurchased approximately 8.3 million Common Shares for $714.6 million. On January 31, 2020, the Scotts Miracle-Gro Board of Directors authorized a new repurchase program allowing for repurchases of Common Shares of up to an aggregate amount of $750.0 million beginning April 30, 2020 through March 25, 2023.
On July 30, 2019, the Scotts Miracle-Gro Board of Directors approved an increase in our quarterly cash dividend from $0.55 to $0.58 per Common Share, which was first paid in the fourth quarter of fiscal 2019.
RESULTS OF OPERATIONS
The following table sets forth the components of earnings as a percentage of net sales for the three months ended December 28, 2019 and December 29, 2018:

	DECEMBER 28, 2019	% OF NET SALES	DECEMBER 29, 2018	% OF NET SALES
Net sales	$365.8	100.0%	$298.1	100.0%
Cost of sales	311.3	85.1	261.1	87.6
Cost of sales—impairment, restructuring and other	0.3	0.1	2.5	0.8
Gross profit	54.2	14.8	34.5	11.6
Operating expenses:
Selling, general and administrative	119.8	32.8	116.3	39.0
Impairment, restructuring and other	(2.5)	(0.7)	3.5	1.2
Other income, net	(0.5)	(0.1)	(0.4)	(0.1)
Loss from operations	(62.6)	(17.1)	(84.9)	(28.5)
Equity in income of unconsolidated affiliates	—	—	(1.3)	(0.4)
Costs related to refinancing	15.1	4.1	—	—
Interest expense	20.0	5.5	25.2	8.5
Other non-operating income, net	(2.6)	(0.7)	(2.9)	(1.0)
Loss from continuing operations before income taxes	(95.1)	(26.0)	(105.9)	(35.5)
Income tax benefit from continuing operations	(23.8)	(6.5)	(23.3)	(7.8)
Loss from continuing operations	(71.3)	(19.5)	(82.6)	(27.7)
Income from discontinued operations, net of tax	—	—	2.9	1.0
Net loss	$(71.3)	(19.5)%	$(79.7)	(26.7)%
The sum of the components may not equal due to rounding.

Net Sales
Net sales for the three months ended December 28, 2019 were $365.8 million, an increase of 22.7% from net sales of $298.1 million for the three months ended December 29, 2018. These changes in net sales were attributable to the following:

THREE MONTHS ENDED
DECEMBER 28, 2019
Volume	19.4%
Pricing	3.3
Change in net sales	22.7%
The increase in net sales for the three months ended December 28, 2019 as compared to the three months ended December 29, 2018 was primarily driven by:

•
increased sales volume driven by soils, fertilizer and plant food products in our U.S. Consumer segment and hydroponic gardening products in our Hawthorne segment, partially offset by decreased sales of grass seed products in our U.S. Consumer segment; and

•	increased pricing in our U.S. Consumer, Hawthorne and Other segments driven by prior year increases that became effective during the second quarter of fiscal 2019.
Cost of Sales
The following table shows the major components of cost of sales for the periods indicated:

	THREE MONTHS ENDED
	DECEMBER 28, 2019	DECEMBER 29, 2018
	(In millions)
Materials	$164.8	$133.7
Manufacturing labor and overhead	69.5	55.5
Distribution and warehousing	63.6	59.3
Costs associated with Roundup® marketing agreement	13.4	12.6
	311.3	261.1
Impairment, restructuring and other	0.3	2.5
	$311.6	$263.6

Factors contributing to the change in cost of sales are outlined in the following table:

THREE MONTHS ENDED
DECEMBER 28, 2019
(In millions)
Volume, product mix and other	$48.5
Material costs	1.2
Costs associated with Roundup® marketing agreement	0.8
Foreign exchange rates	(0.3)
50.2
Impairment, restructuring and other	(2.2)
Change in cost of sales	$48.0
The increase in cost of sales for the three months ended December 28, 2019 as compared to the three months ended December 29, 2018 was primarily driven by:

•	higher sales volume in our U.S. Consumer and Hawthorne segments;

•
higher warehousing costs and inventory adjustments to net realizable value included within “volume, product mix and other” associated with our U.S. Consumer and Hawthorne segments driven by higher inventory levels; and

•	an increase in costs associated with the Roundup® marketing agreement;

•
partially offset by favorable transportation costs of $3.5 million included within “volume, product mix and other” associated with our U.S. Consumer segment fuel hedges driven by favorable mark-to-market adjustments for the three months ended December 28, 2019 as compared to unfavorable mark-to-market adjustments for the three months ended December 29, 2018;

•	the favorable impact of foreign exchange rates as a result of the strengthening of the U.S. dollar relative to the euro; and

•	a decrease in impairment, restructuring and other charges of $2.2 million as a result of lower costs associated with Project Catalyst.
Gross Profit
As a percentage of net sales, our gross profit rate was 14.8% and 11.6% for the three months ended December 28, 2019 and December 29, 2018, respectively. Factors contributing to the change in gross profit rate are outlined in the following table:

THREE MONTHS ENDED
DECEMBER 28, 2019
Pricing	1.9%
Volume, product mix and other	0.9%
Material costs	(0.3)
2.5%
Impairment, restructuring and other	0.7
Change in gross profit rate	3.2%
The increase in gross profit rate for the three months ended December 28, 2019 as compared to the three months ended December 29, 2018 was primarily driven by:

•	increased pricing in our U.S. Consumer, Hawthorne and Other segments;

•	favorable leverage of fixed costs driven by higher sales volume in our U.S. Consumer and Hawthorne segments;

•
favorable transportation costs of $3.5 million included within “volume, product mix and other” associated with our U.S. Consumer segment fuel hedges driven by favorable mark-to-market adjustments for the three months ended December 28, 2019 as compared to unfavorable mark-to-market adjustments for the three months ended December 29, 2018; and

•	a decrease in impairment, restructuring and other charges as a result of lower costs associated with Project Catalyst;

•
partially offset by higher warehousing costs and inventory adjustments to net realizable value included within “volume, product mix and other” associated with our U.S. Consumer and Hawthorne segments driven by higher inventory levels.

Selling, General and Administrative Expenses
The following table sets forth the components of selling, general and administrative expenses (“SG&A”) for the periods indicated:

	THREE MONTHS ENDED
	DECEMBER 28, 2019	DECEMBER 29, 2018
	(In millions)
Advertising	$10.8	$10.3
Research and development	9.2	9.2
Amortization of intangibles	7.5	8.2
Share-based compensation	7.0	6.6
Other selling, general and administrative	85.3	82.0
	$119.8	$116.3
SG&A increased $3.5 million, or 3.0%, during the three months ended December 28, 2019 compared to the three months ended December 29, 2018. Advertising expense increased $0.5 million, or 4.9%, during the three months ended December 28, 2019 driven by increased media spending in our U.S. Consumer segment. Other SG&A increased $3.3 million, or 4.0%, during the three months ended December 28, 2019 driven by higher short-term variable cash incentive compensation expense and higher selling expense.
Impairment, Restructuring and Other
Activity described herein is classified within the “Cost of sales—impairment, restructuring and other,” “Impairment, restructuring and other” and “Income from discontinued operations, net of tax” lines in the Condensed Consolidated Statements of Operations. The following table details impairment, restructuring and other charges (recoveries) for each of the periods presented:

	THREE MONTHS ENDED
	DECEMBER 28, 2019	DECEMBER 29, 2018
	(In millions)
Cost of sales—impairment, restructuring and other:
Restructuring and other charges	$0.3	$2.0
Property, plant and equipment impairments	—	0.5
Operating expenses:
Restructuring and other charges (recoveries), net	(2.5)	3.5
Impairment, restructuring and other charges (recoveries) from continuing operations	(2.2)	6.0
Restructuring and other charges (recoveries), net, from discontinued operations	—	(4.9)
Total impairment, restructuring and other charges (recoveries)	$(2.2)	$1.1
Project Catalyst
In connection with the acquisition of Sunlight Supply during the third quarter of fiscal 2018, we announced the launch of an initiative called Project Catalyst, which is a company-wide restructuring effort to reduce operating costs throughout our U.S. Consumer, Hawthorne and Other segments and drive synergies from acquisitions within our Hawthorne segment. During the three months ended December 28, 2019, we incurred charges of $0.4 million related to Project Catalyst. We incurred charges of $0.3 million in our Hawthorne segment in the “Cost of sales—impairment, restructuring and other” line in the Condensed Consolidated Statements of Operations during the three months ended December 28, 2019 related to employee termination benefits and facility closure costs. We incurred charges of $0.1 million in our U.S. Consumer segment in the “Impairment, restructuring and other” line in the Condensed Consolidated Statements of Operations during the three months ended December 28, 2019 related to employee termination benefits and facility closure costs. Costs incurred to date since the inception of Project Catalyst are $26.2 million for our Hawthorne segment, $13.3 million for our U.S. Consumer segment, $1.2 million for our Other segment and $2.8 million for Corporate. Additionally, during the three months ended December 28, 2019, we received $2.6 million from the final settlement of escrow funds related to a previous acquisition within our Hawthorne segment that was recognized in the “Impairment, restructuring and other” line in the Condensed Consolidated Statements of Operations.
During the three months ended December 29, 2018, we incurred charges of $5.5 million related to Project Catalyst. We incurred charges of $0.3 million in our U.S. Consumer segment, $1.9 million in our Hawthorne segment and $0.3 million in our Other segment in the “Cost of sales—impairment, restructuring and other” line in the Condensed Consolidated Statements of Operations during the three months ended December 29, 2018 related to employee termination benefits, facility closure costs and impairment of property, plant and equipment. We incurred charges of $0.4 million in our U.S. Consumer segment, $1.7 million in our Hawthorne segment, $0.1 million in our Other segment and $0.8 million at Corporate in the “Impairment, restructuring and other” line in the Condensed Consolidated Statements of Operations during the three months ended December 29, 2018 related to employee termination benefits and facility closure costs.
Other
During the three months ended December 29, 2018, we recognized insurance recoveries of $5.0 million related to the previously disclosed legal matter In re Morning Song Bird Food Litigation in the “Income from discontinued operations, net of tax” line in the Condensed Consolidated Statements of Operations. Refer to “NOTE 2. DISCONTINUED OPERATIONS” of the Notes to Condensed Consolidated Financial Statements (Unaudited) included in this Quarterly Report on Form 10-Q for more information.
During the three months ended December 29, 2018, we recognized a charge of $0.5 million for a probable loss related to the previously disclosed legal matter In re Scotts EZ Seed Litigation in the “Impairment, restructuring and other” line in the Condensed Consolidated Statements of Operations. Refer to “NOTE 4. IMPAIRMENT, RESTRUCTURING AND OTHER” of the Notes to Condensed Consolidated Financial Statements (Unaudited) included in this Quarterly Report on Form 10-Q for more information.

Other Income, net
Other income is comprised of activities outside our normal business operations, such as royalty income from the licensing of certain of our brand names, foreign exchange transaction gains and losses and gains and losses from the disposition of non-inventory assets. Other income was $0.5 million and $0.4 million for the three months ended December 28, 2019 and December 29, 2018, respectively.
Loss from Operations
Loss from operations was $62.6 million for the three months ended December 28, 2019, a decrease of 26.3% compared to $84.9 million for the three months ended December 29, 2018. The decrease was driven by higher net sales, an increase in gross profit rate and lower impairment, restructuring and other charges, partially offset by higher SG&A.
Equity in Income of Unconsolidated Affiliates
Equity in income of unconsolidated affiliates was zero and $1.3 million for the three months ended December 28, 2019 and December 29, 2018, respectively. The decrease for the three months ended December 28, 2019 was attributable to the sale of our noncontrolling equity interest in an unconsolidated affiliate whose products support the professional U.S. industrial, turf and ornamental market (the “IT&O Joint Venture”) on April 1, 2019.
Costs Related to Refinancing
Costs related to refinancing were $15.1 million for the three months ended December 28, 2019. The costs incurred were associated with the redemption of our 6.000% Senior Notes due 2023 (the “6.000% Senior Notes”), and are comprised of $12.0 million of redemption premium and $3.1 million of unamortized bond issuance costs that were written off.
Interest Expense
Interest expense was $20.0 million for the three months ended December 28, 2019, a decrease of 20.6% compared to $25.2 million for the three months ended December 29, 2018. The decrease was driven by a decrease in average borrowings of $333.0 million and a decrease in our weighted average interest rate of 30 basis points. The decrease in average borrowings was primarily driven by the application of the proceeds from the sale of our approximately 30% equity interest in Outdoor Home Services Holdings LLC, a lawn service joint venture between the Company and TruGreen Holding Corporation (the “TruGreen Joint Venture”), the payoff of second lien term loan financing by the TruGreen Joint Venture and the sale of our equity interest in the IT&O Joint Venture to reduce our indebtedness. The decrease in our weighted average interest rate was driven by lower borrowing rates on the Fifth A&R Credit Agreement, the issuance of the 4.500% Senior Notes due 2029 (the “4.500% Senior Notes”) and the redemption of the 6.000% Senior Notes.
Other Non-Operating Income, net
Other non-operating income, which includes the non-service-cost components of net benefit cost and interest income, was $2.6 million and $2.9 million for the three months ended December 28, 2019 and December 29, 2018, respectively.
Income Tax Benefit from Continuing Operations
The effective tax rates related to continuing operations for the three months ended December 28, 2019 and December 29, 2018 were 25.0% and 22.0%, respectively. The effective tax rate used for interim purposes is based on our best estimate of factors impacting the effective tax rate for the full fiscal year. Factors affecting the estimated effective tax rate include assumptions as to income by jurisdiction (domestic and foreign), the availability and utilization of tax credits and the existence of elements of income and expense that may not be taxable or deductible. The estimated effective tax rate is subject to revision in later interim periods and at fiscal year end as facts and circumstances change during the course of the fiscal year. There can be no assurance that the effective tax rate estimated for interim financial reporting purposes will approximate the effective tax rate determined at fiscal year end.
Loss from Continuing Operations
Loss from continuing operations was $71.3 million, or $1.28 per diluted share, for the three months ended December 28, 2019 compared to $82.6 million, or $1.49 per diluted share, for the three months ended December 29, 2018. We anticipate a net loss in the first quarter of our fiscal year due to the seasonal nature of our business, in which sales are heavily weighted to the spring and summer selling periods during our second and third fiscal quarters. The decrease in loss from continuing operations was driven by higher net sales, an increase in gross profit rate, lower impairment, restructuring and other charges and lower interest expense, partially offset by higher SG&A and costs related to refinancing.

Diluted average common shares used in the diluted income per common share calculation were 55.8 million for the three months ended December 28, 2019 compared to 55.3 million for the three months ended December 29, 2018. The increase was primarily the result of the exercise and issuance of share-based compensation awards.
Income from Discontinued Operations, net of tax
Income from discontinued operations, net of tax, was zero and $2.9 million for the three months ended December 28, 2019 and December 29, 2018, respectively. During the three months ended December 29, 2018, we recognized insurance recoveries of $5.0 million related to the previously disclosed legal matter In re Morning Song Bird Food Litigation. Refer to “NOTE 2. DISCONTINUED OPERATIONS” of the Notes to Condensed Consolidated Financial Statements (Unaudited) included in this Quarterly Report on Form 10-Q for more information.
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
The following table sets forth net sales by segment:

	THREE MONTHS ENDED
	DECEMBER 28, 2019	DECEMBER 29, 2018
	(In millions)
U.S. Consumer	$147.4	$136.9
Hawthorne	198.8	140.8
Other	19.6	20.4
Consolidated	$365.8	$298.1
The following table sets forth Segment Profit (Loss) as well as a reconciliation to loss from continuing operations before income taxes, the most directly comparable GAAP measure:

	THREE MONTHS ENDED
	DECEMBER 28, 2019	DECEMBER 29, 2018
	(In millions)
U.S. Consumer	$(41.5)	$(43.1)
Hawthorne	13.9	4.4
Other	(3.5)	(4.0)
Total Segment Loss (Non-GAAP)	(31.1)	(42.7)
Corporate	(26.1)	(27.9)
Intangible asset amortization	(7.6)	(8.3)
Impairment, restructuring and other	2.2	(6.0)
Equity in income of unconsolidated affiliates	—	1.3
Costs related to refinancing	(15.1)	—
Interest expense	(20.0)	(25.2)
Other non-operating income, net	2.6	2.9
Loss from continuing operations before income taxes (GAAP)	$(95.1)	$(105.9)

U.S. Consumer
U.S. Consumer segment net sales were $147.4 million in the first quarter of fiscal 2020, an increase of 7.7% from first quarter of fiscal 2019 net sales of $136.9 million. The increase was driven by the favorable impacts of pricing and volume of 3.9% and 3.7%, respectively. The increase in sales volume for the three months ended December 28, 2019 was driven by soils, fertilizer and plant food products, partially offset by decreased sales of grass seed products.
U.S. Consumer Segment Loss was $41.5 million in the first quarter of fiscal 2020, a decrease of 3.7% from the first quarter of fiscal 2019 Segment Loss of $43.1 million. The decrease was due to higher net sales and gross profit rate, partially offset by higher SG&A.
Hawthorne
Hawthorne segment net sales were $198.8 million in the first quarter of fiscal 2020, an increase of 41.2% from first quarter of fiscal 2019 net sales of $140.8 million. The increase was driven by the favorable impacts of volume and pricing of 38.3% and 3.2%, respectively.
Hawthorne Segment Profit was $13.9 million in the first quarter of fiscal 2020, an increase of 215.9% from the first quarter of fiscal 2019 Segment Profit of $4.4 million. The increase was due to higher net sales and gross profit rate, partially offset by higher SG&A.
Other
Other segment net sales were $19.6 million in the first quarter of fiscal 2020, a decrease of 3.9% from first quarter of fiscal 2019 net sales of $20.4 million. The decrease was driven by the unfavorable impact of volume of 5.1%, partially offset by the favorable impacts of price and foreign exchange of 0.4% and 0.8%, respectively. The decrease in sales volume for the three months ended December 28, 2019 was driven by the closure of our business in Mexico and lower sales to professional customers.
Other Segment Loss was $3.5 million in the first quarter of fiscal 2020, a decrease of 12.5% from first quarter of fiscal 2019 Segment Loss of $4.0 million. The decrease was driven by a higher gross profit rate.
Corporate
Corporate expenses were $26.1 million in the first quarter of fiscal 2020, a decrease of 6.5% from first quarter of fiscal 2019 expenses of $27.9 million. The decrease was driven by lower travel expenses partially offset by higher short-term variable cash incentive compensation expense.
LIQUIDITY AND CAPITAL RESOURCES
The following table summarizes cash activities:

	THREE MONTHS ENDED
	DECEMBER 28, 2019	DECEMBER 29, 2018
	(In millions)
Net cash used in operating activities	$(318.2)	$(233.4)
Net cash used in investing activities	(25.7)	(17.1)
Net cash provided by financing activities	352.3	239.9
Operating Activities
Cash used in operating activities totaled $318.2 million for the three months ended December 28, 2019, an increase of $84.8 million as compared to cash used in operating activities of $233.4 million for the three months ended December 29, 2018. This increase was driven by the timing of inventory production, higher short-term variable cash incentive compensation payouts and higher SG&A, partially offset by increased net sales.
Investing Activities
Cash used in investing activities totaled $25.7 million for the three months ended December 28, 2019 as compared to cash used in investing activities of $17.1 million for the three months ended December 29, 2018. Cash used for investments in property, plant and equipment during the first three months of fiscal 2020 and 2019 was $21.9 million and $12.7 million, respectively. During the three months ended December 28, 2019, we made a $2.5 million loan investment and paid cash of $1.3 million associated with currency forward contracts. During the three months ended December 29, 2018, we paid a post-closing net working capital adjustment obligation of $6.6 million related to the fiscal 2018 acquisition of Sunlight Supply and we received cash of $2.2 million associated with currency forward contracts.
Financing Activities
Cash provided by financing activities totaled $352.3 million for the three months ended December 28, 2019 as compared to cash provided by financing activities of $239.9 million for the three months ended December 29, 2018. This change was the result of an increase in net borrowings under our Fifth A&R Credit Facilities (as defined below) of $82.4 million driven by the timing of inventory production and the issuance of $450.0 million aggregate principal amount of 4.500% Senior Notes, partially offset by the redemption of all $400.0 million aggregate principal amount of 6.000% Senior Notes and payment of financing and issuance fees of $18.6 million.
Cash and Cash Equivalents
Our cash and cash equivalents were held in cash depository accounts with major financial institutions around the world or invested in high-quality, short-term liquid investments having original maturities of three months or less. The cash and cash equivalents balances of $27.4 million, $22.6 million and $18.8 million as of December 28, 2019, December 29, 2018 and September 30, 2019, respectively, included $19.3 million, $12.1 million and $7.2 million, respectively, held by controlled foreign corporations. As of December 28, 2019, we maintain our assertion of indefinite reinvestment of the earnings of all material foreign subsidiaries with the exception of the cumulative earnings of Scotts Luxembourg Sarl, which are generally taxed on a current basis under “Subpart F” of the Code which prevents deferral of recognition of U.S. taxable income through the use of foreign entities.
Borrowing Agreements
Credit Facilities
Our primary sources of liquidity are cash generated by operations and borrowings under our credit facilities, which are guaranteed by substantially all of Scotts Miracle-Gro’s domestic subsidiaries. We maintain a fifth amended and restated credit agreement (the “Fifth A&R Credit Agreement”) that provides senior secured loan facilities in the aggregate principal amount of $2.3 billion, comprised of a revolving credit facility of $1.5 billion and a term loan in the original principal amount of $800.0 million (the “Fifth A&R Credit Facilities”). The Fifth A&R Credit Agreement is available for issuance of letters of credit up to $75.0 million and will terminate on July 5, 2023.
At December 28, 2019, we had letters of credit outstanding in the aggregate principal amount of $22.5 million, and $940.4 million of borrowing availability under the Fifth A&R Credit Agreement. The weighted average interest rates on average borrowings under the Fifth A&R Credit Agreement were 3.9% and 4.5% for the three months ended December 28, 2019 and December 29, 2018, respectively.
The Fifth A&R Credit Agreement contains, among other obligations, an affirmative covenant regarding our leverage ratio on the last day of each quarter calculated as average total indebtedness, divided by our earnings before interest, taxes, depreciation and amortization (“EBITDA”), as adjusted pursuant to the terms of the Fifth A&R Credit Agreement (“Adjusted EBITDA”). The maximum leverage ratio is: (i) 5.00 for the third quarter of fiscal 2019 through the first quarter of fiscal 2020, (ii) 4.75 for the second quarter of fiscal 2020 through the fourth quarter of fiscal 2020 and (iii) 4.50 for the first quarter of fiscal 2021 and thereafter. Our leverage ratio was 3.53 at December 28, 2019. The Fifth A&R Credit Agreement also contains an affirmative covenant regarding our interest coverage ratio determined as of the end of each of our fiscal quarters. The interest coverage ratio is calculated as Adjusted EBITDA divided by interest expense, as described in the Fifth A&R Credit Agreement, and excludes costs related to refinancings. The minimum interest coverage ratio was 3.00 for the twelve months ended December 28, 2019. Our interest coverage ratio was 6.17 for the twelve months ended December 28, 2019. As of December 28, 2019, we were in compliance with these financial covenants.
The Fifth A&R Credit Agreement allows us to make unlimited restricted payments (as defined in the Fifth A&R Credit Agreement), including dividend payments and Common Share repurchases, as long as the leverage ratio resulting from the making of such restricted payments is 4.00 or less. Otherwise we may make further restricted payments in an aggregate amount for each fiscal year not to exceed $225.0 million for fiscal 2020 and thereafter. We continue to monitor our compliance with the leverage ratio, interest coverage ratio and other covenants contained in the Fifth A&R Credit Agreement and, based upon our current operating assumptions, we expect to remain in compliance with the permissible leverage ratio and interest coverage ratio throughout fiscal 2020. However, an unanticipated shortfall in earnings, an increase in net indebtedness or other factors could materially affect our ability to remain in compliance with the financial or other covenants of the Fifth A&R Credit Agreement, potentially causing us to have to seek an amendment or waiver from our lending group which could result in repricing of the Fifth A&R Credit Agreement. While we believe we have good relationships with our lending group, we can provide no assurance that such a request would result in a modified or replacement credit agreement on reasonable terms, if at all.

Senior Notes
On December 15, 2016, we issued $250.0 million aggregate principal amount of 5.250% Senior Notes due 2026 (the “5.250% Senior Notes”). The 5.250% Senior Notes represent general unsecured senior obligations and rank equal in right of payment with our existing and future unsecured senior debt. The 5.250% Senior Notes have interest payment dates of June 15 and December 15 of each year. Substantially all of our directly and indirectly owned domestic subsidiaries serve as guarantors of the 5.250% Senior Notes.
On October 22, 2019, we issued $450.0 million aggregate principal amount of 4.500% Senior Notes. The net proceeds of the offering were used to redeem all of our outstanding 6.000% Senior Notes and for general corporate purposes. The 4.500% Senior Notes represent general unsecured senior obligations and rank equal in right of payment with our existing and future unsecured senior debt. The 4.500% Senior Notes have interest payment dates of April 15 and October 15 of each year, commencing April 15, 2020. All of our domestic subsidiaries that serve as guarantors of the 5.250% Senior Notes also serve as guarantors of the 4.500% Senior Notes.
On October 23, 2019, we redeemed all of our outstanding 6.000% Senior Notes for a redemption price of $412.5 million, comprised of $0.5 million of accrued and unpaid interest, $12.0 million of redemption premium, and $400.0 million for outstanding principal amount. The $12.0 million redemption premium was recognized in the “Costs related to refinancing” line on the Condensed Consolidated Statements of Operations during the three months ended December 28, 2019. Additionally, we had $3.1 million in unamortized bond issuance costs associated with the 6.000% Senior Notes, which were written-off during the three months ended December 28, 2019 and were recognized in the “Costs related to refinancing” line in the Condensed Consolidated Statements of Operations.
Receivables Facility
We also maintain a Master Repurchase Agreement (including the annexes thereto, the “Repurchase Agreement”) and a Master Framework Agreement (the “Framework Agreement” and, together with the Repurchase Agreement, the “Receivables Facility”), as amended, that allows us to sell a portfolio of available and eligible outstanding customer accounts receivable to the purchasers and simultaneously agree to repurchase the receivables on a weekly basis. The eligible accounts receivable consist of accounts receivable generated by sales to three specified customers. The eligible amount of customer accounts receivables which may be sold under the Receivables Facility is $400.0 million and the commitment amount during the seasonal commitment period beginning on February 28, 2020 and ending on June 19, 2020 is $160.0 million. The Receivables Facility expires on August 21, 2020.
We account for the sale of receivables under the Receivables Facility as short-term debt and continue to carry the receivables on our Consolidated Balance Sheet, primarily as a result of our requirement to repurchase receivables sold. As of December 28, 2019 and December 29, 2018, there were $39.0 million and $40.0 million, respectively, in borrowings on receivables pledged as collateral under the Receivables Facility, and the carrying value of the receivables pledged as collateral was $43.3 million and $44.4 million, respectively. As of December 28, 2019 and December 29, 2018, there was $0.6 million and $0.2 million, respectively, of availability under the Receivables Facility.
Interest Rate Swap Agreements
We enter into interest rate swap agreements with major financial institutions as a means to hedge our variable interest rate risk on our Fifth A&R Credit Agreement. The swap agreements had a maximum total U.S. dollar equivalent notional amount of $850.0 million, $1,300.0 million and $850.0 million at December 28, 2019, December 29, 2018 and September 30, 2019, respectively. Interest payments made between the effective date and expiration date are hedged by the swap agreements, except as noted below. The notional amount, effective date, expiration date and rate of each of these swap agreements outstanding at December 28, 2019 are shown in the table below:

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

We believe that our cash flows from operations and borrowings under our agreements described herein will be sufficient to meet debt service, capital expenditures and working capital needs for the foreseeable future. However, we cannot ensure that our business will generate sufficient cash flow from operations or that future borrowings will be available under our borrowing agreements in amounts sufficient to pay indebtedness or fund other liquidity needs. Actual results of operations will depend on numerous factors, many of which are beyond our control as further discussed in the 2019 Annual Report, under “ITEM 1A. RISK FACTORS — Our indebtedness could limit our flexibility and adversely affect our financial condition.”
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
Contractual Obligations
Other than the issuance of our 4.500% Senior Notes and the redemption of all outstanding 6.000% Senior Notes, there have been no material changes outside of the ordinary course of business in our outstanding contractual obligations since the end of fiscal 2019 and through December 28, 2019. The following table summarizes our future cash outflows for contractual obligations under our borrowing agreements as of December 28, 2019:

		Payments Due by Period
Contractual Cash Obligations	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
	(In millions)
Debt obligations	$2,037.6	$89.3	$81.2	$1,167.1	$700.0
Interest expense on debt obligations	467.6	81.5	161.4	90.3	134.4
We had long-term debt obligations and interest payments due primarily under the 4.500% Senior Notes, 5.250% Senior Notes and our credit facilities. Amounts in the table represent scheduled future maturities of long-term debt principal for the periods indicated and exclude finance lease obligations. The interest payments for our credit facilities are based on outstanding borrowings as of December 28, 2019. Actual interest expense will likely be different due to the seasonality of our business and associated changes in average borrowings.
REGULATORY MATTERS
We are subject to local, state, federal and foreign environmental protection laws and regulations with respect to our business operations and believe we are operating in substantial compliance with, or taking actions aimed at ensuring compliance with, such laws and regulations. We are involved in several legal actions with various governmental agencies related to environmental matters. While it is difficult to quantify the potential financial impact of actions involving these environmental matters, particularly remediation costs at waste disposal sites and future capital expenditures for environmental control equipment, in the opinion of management, the ultimate liability arising from such environmental matters, taking into account established accruals, should not have a material effect on our financial condition, results of operations or cash flows. However, there can be no assurance that the resolution of these matters will not materially affect our future quarterly or annual results of operations, financial condition or cash flows. Additional information on environmental matters affecting us is provided in the 2019 Annual Report, under “ITEM 1. BUSINESS — Regulatory Considerations” and “ITEM 3. LEGAL PROCEEDINGS.”
CRITICAL ACCOUNTING POLICIES AND ESTIMATES
The preceding discussion and analysis of our consolidated results of operations and financial condition should be read in conjunction with our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q. The 2019 Annual Report includes additional information about us, our operations, our financial condition, our critical accounting policies and accounting estimates, and should be read in conjunction with this Quarterly Report on Form 10-Q.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Market risks have not changed materially from those disclosed in the 2019 Annual Report.

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
With the participation of the principal executive officer and principal financial officer of the Registrant, the Registrant’s management has evaluated the effectiveness of the Registrant’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the fiscal quarter covered by this Quarterly Report on Form 10-Q. Based upon that evaluation, the Registrant’s principal executive officer and principal financial officer have concluded that the Registrant’s disclosure controls and procedures were effective as of December 28, 2019.
Changes in Internal Control Over Financial Reporting
In addition, there were no changes in the Registrant’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during the Registrant’s fiscal quarter ended December 28, 2019 that have materially affected, or are reasonably likely to materially affect, the Registrant’s internal control over financial reporting.
PART II—OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
Reference is made to the legal proceedings that have been previously disclosed in our Annual Report on Form 10-K for the fiscal year ended September 30, 2019. There have been no material changes to the pending legal proceedings set forth therein.
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
ITEM 1A. RISK FACTORS
The Company’s risk factors, as of December 28, 2019, have not changed materially from those described in “ITEM IA. RISK FACTORS” in the 2019 Annual Report.

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

Forward-looking statements contained in this Quarterly Report on Form 10-Q are predictions only and actual results could differ materially from management’s expectations due to a variety of factors, including those described in “ITEM 1A. RISK FACTORS” in the 2019 Annual Report. All forward-looking statements attributable to us or persons working on our behalf are expressly qualified in their entirety by such risk factors.

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
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The payment of future dividends, if any, on the Common Shares will be determined by the Board of Directors in light of conditions then existing, including the Company’s earnings, financial condition and capital requirements, restrictions in financing agreements, business conditions and other factors. The Fifth A&R Credit Agreement allows the Company to make unlimited restricted payments (as defined in the Fifth A&R Credit Agreement), including dividend payments and Common Share repurchases, as long as the leverage ratio resulting from the making of such restricted payments is 4.00 or less. Otherwise the Company may make further restricted payments in an aggregate amount for each fiscal year not to exceed $225.0 million for fiscal 2020 and thereafter. The Company’s leverage ratio was 3.53 at December 28, 2019.

(a) Issuer Purchases of Equity Securities

The following table shows the purchases of Common Shares made by or on behalf of Scotts Miracle-Gro or any “affiliated purchaser” (as defined in Rule 10b-18(a)(3) under the Securities Exchange Act of 1934, as amended) of Scotts Miracle-Gro for each of the three fiscal months in the quarter ended December 28, 2019:

Period	Total Number of Common Shares Purchased(1)	Average Price Paid per Common Share(2)	Total Number of Common Shares Purchased as Part of Publicly Announced Plans or Programs(3)	Approximate Dollar Value of Common Shares That May Yet be Purchased Under the Plans or Programs(3)
October 1, 2019 through October 26, 2019	22	$103.65	—	$285,432,143
October 27, 2019 through November 23, 2019	3,073	$103.31	—	$285,432,143
November 24, 2019 through December 28, 2019	3,923	$102.59	—	$285,432,143
Total	7,018	$102.91	—

(1)
All of the Common Shares purchased during the first fiscal quarter of 2020 were purchased in open market transactions. The total number of Common Shares purchased during this quarter includes 7,018 Common Shares purchased by the trustee of the rabbi trust established by the Company as permitted pursuant to the terms of The Scotts Company LLC Executive Retirement Plan (the “ERP”).

(2)	The average price paid per Common Share is calculated on a settlement basis and includes commissions.

(3)
On August 11, 2014, Scotts Miracle-Gro announced that its Board of Directors authorized the repurchase of up to $500.0 million of Common Shares over a five-year period (effective November 1, 2014 through September 30, 2019). On August 3, 2016, Scotts Miracle-Gro announced that its Board of Directors authorized a $500.0 million increase to the share repurchase authorization ending on September 30, 2019. On August 2, 2019, the Scotts Miracle-Gro Board of Directors authorized an extension of the current share repurchase authorization through March 28, 2020. The amended authorization allows for repurchases of Common Shares of up to an aggregate amount of $1.0 billion through March 28, 2020. The dollar amounts indicated reflect the remaining amounts that were available for repurchase under the authorized repurchase program. On January 31, 2020, the Scotts Miracle-Gro Board of Directors authorized a new repurchase program allowing for repurchases of Common Shares of up to an aggregate amount of $750.0 million beginning April 30, 2020 through March 25, 2023.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4. MINE SAFETY DISCLOSURES
Not Applicable.
ITEM 5. OTHER INFORMATION
Not Applicable.

ITEM 6. EXHIBITS
See Index to Exhibits at page 48 for a list of the exhibits included herewith.

THE SCOTTS MIRACLE-GRO COMPANY
QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED DECEMBER 28, 2019

INDEX TO EXHIBITS

Incorporated by Reference
Exhibit No.	Description	Form	Exhibit	Filing Date	Filed Herewith
4.2(a)	Indenture, dated as of October 22, 2019, by and among The Scotts Miracle-Gro Company, the Guarantors (as defined therein) and U.S. Bank National Association, as trustee	8-K	4.1	October 28, 2019
4.2(b)	Form of 4.500% Senior Notes due 2029	8-K	4.2	October 28, 2019
4.2(c)	Registration Rights Agreement, dated as of October 22, 2019, by and among The Scotts Miracle-Gro Company, the guarantors named therein and J.P. Morgan Securities LLC, as representative of the several initial purchasers named therein	8-K	4.3	October 28, 2019
10	Consulting Agreement, dated January 15, 2020, between The Scotts Company LLC and Hanft Projects LLC				X
18	Preferability Letter provided by Deloitte & Touche LLP, the Registrant’s independent registered public accounting firm, to change in accounting principle				X
21	Subsidiaries of The Scotts Miracle-Gro Company				X
31.1	Rule 13a-14(a)/15d-14(a) Certifications (Principal Executive Officer)				X
31.2	Rule 13a-14(a)/15d-14(a) Certifications (Principal Financial Officer)				X
32	Section 1350 Certifications (Principal Executive Officer and Principal Financial Officer)				X
101.SCH	XBRL Taxonomy Extension Schema				X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase				X
101.DEF	XBRL Taxonomy Extension Definition Linkbase				X
101.LAB	XBRL Taxonomy Extension Label Linkbase				X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase				X
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)				X

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

THE SCOTTS MIRACLE-GRO COMPANY

Date: February 5, 2020	/s/ THOMAS RANDAL COLEMAN
Printed Name: Thomas Randal Coleman
Title: Executive Vice President and Chief Financial Officer