Form 10-Q
period 2020-03-28
SCOTTS MIRACLE-GRO CO
filed 2020-05-06
CIK 825542

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_________________________________________
FORM 10-Q
_________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 28, 2020
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
As of May 1, 2020, there were 55,502,047 Common Shares outstanding.

PART I—FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

THE SCOTTS MIRACLE-GRO COMPANY
Condensed Consolidated Statements of Operations
(In millions, except per share data)
(Unaudited)

	THREE MONTHS ENDED		SIX MONTHS ENDED
	MARCH 28, 2020	MARCH 30, 2019	MARCH 28, 2020	MARCH 30, 2019
Net sales	$1,382.8	$1,189.9	$1,748.6	$1,488.0
Cost of sales	829.2	716.8	1,140.6	977.8
Cost of sales—impairment, restructuring and other	3.4	1.0	3.6	3.5
Gross profit	550.2	472.1	604.4	506.7
Operating expenses:
Selling, general and administrative	195.6	179.7	315.4	296.0
Impairment, restructuring and other	0.3	0.2	(2.2)	3.7
Other expense, net	0.6	2.0	0.1	1.6
Income from operations	353.7	290.2	291.1	205.4
Equity in income of unconsolidated affiliates	—	(2.0)	—	(3.3)
Costs related to refinancing	—	—	15.1	—
Interest expense	22.7	28.9	42.7	54.1
Other non-operating income, net	(2.8)	(260.1)	(5.4)	(262.9)
Income from continuing operations before income taxes	333.8	523.4	238.7	417.5
Income tax expense from continuing operations	84.0	126.5	60.2	103.2
Income from continuing operations	249.8	396.9	178.5	314.3
Income (loss) from discontinued operations, net of tax	2.6	(0.5)	2.6	2.5
Net income	$252.4	$396.4	$181.1	$316.8
Net (income) loss attributable to noncontrolling interest	(0.2)	0.1	(0.3)	0.1
Net income attributable to controlling interest	$252.2	$396.5	$180.8	$316.9

Basic income (loss) per common share:
Income from continuing operations	$4.48	$7.17	$3.20	$5.68
Income (loss) from discontinued operations	0.05	(0.01)	0.05	0.04
Basic net income per common share	$4.53	$7.16	$3.25	$5.72
Weighted-average common shares outstanding during the period	55.7	55.4	55.7	55.4

Diluted income (loss) per common share:
Income from continuing operations	$4.43	$7.10	$3.15	$5.62
Income (loss) from discontinued operations	0.04	(0.01)	0.04	0.05
Diluted net income per common share	$4.47	$7.09	$3.19	$5.67
Weighted-average common shares outstanding during the period plus dilutive potential common shares	56.4	55.9	56.6	55.9
See Notes to Condensed Consolidated Financial Statements.

THE SCOTTS MIRACLE-GRO COMPANY
Condensed Consolidated Statements of Comprehensive Income (Loss)
(In millions)
(Unaudited)

	THREE MONTHS ENDED		SIX MONTHS ENDED
	MARCH 28, 2020	MARCH 30, 2019	MARCH 28, 2020	MARCH 30, 2019
Net income	$252.4	$396.4	$181.1	$316.8
Other comprehensive income (loss):
Net foreign currency translation adjustment, including reclassifications to net income of zero, $2.5, zero and $2.5, respectively	(9.9)	0.7	(5.3)	(4.6)
Net unrealized loss on derivative instruments, net of tax of $(3.9), $(0.8), $(4.3) and $(3.6), respectively	(11.1)	(2.4)	(12.5)	(10.3)
Reclassification of net unrealized (gains) losses on derivative instruments to net income, net of tax of $0.7, $(0.7), $0.9 and $(0.7), respectively	1.9	(1.9)	2.7	(2.0)
Reclassification of net pension and other post-retirement benefit (gains) losses to net income, net of tax of $0.7, $(0.1), $0.4 and $0.2, respectively	2.2	(0.3)	1.1	0.6
Total other comprehensive income (loss)	(16.9)	(3.9)	(14.0)	(16.3)
Comprehensive income	235.5	392.5	167.1	300.5
Comprehensive (income) loss attributable to noncontrolling interest	(0.2)	0.1	(0.3)	0.1
Comprehensive income attributable to controlling interest	$235.3	$392.6	$166.8	$300.6
See Notes to Condensed Consolidated Financial Statements.

THE SCOTTS MIRACLE-GRO COMPANY
Condensed Consolidated Statements of Cash Flows
(In millions) (Unaudited)

	SIX MONTHS ENDED
	MARCH 28, 2020	MARCH 30, 2019
OPERATING ACTIVITIES
Net income	$181.1	$316.8
Adjustments to reconcile net income to net cash used in operating activities:
Impairment, restructuring and other	—	0.5
Costs related to refinancing	15.1	—
Share-based compensation expense	19.0	17.0
Depreciation	30.1	27.9
Amortization	15.8	16.8
Deferred taxes	(3.1)	(37.5)
(Gain) loss on long-lived assets	(0.2)	0.9
(Gain) loss on sale of business / unconsolidated affiliate	—	(259.8)
Recognition of accumulated foreign currency translation loss	—	2.5
Equity in income and distributions from unconsolidated affiliates	—	1.6
Changes in assets and liabilities, net of acquired businesses:
Accounts receivable	(866.8)	(723.9)
Inventories	(206.7)	(196.5)
Prepaid and other assets	(35.1)	(42.9)
Accounts payable	129.8	154.5
Other current liabilities	115.4	238.2
Restructuring and other	(0.5)	(55.9)
Other non-current items	(2.3)	(7.0)
Other, net	1.3	0.7
Net cash used in operating activities	(607.1)	(546.1)

INVESTING ACTIVITIES
Proceeds from sale of long-lived assets	0.2	0.1
Investments in property, plant and equipment	(29.4)	(20.9)
Proceeds from (investments in) loans receivable	(2.5)	18.4
Proceeds from sale of brand extension assets	115.5	—
Proceeds from sale of investment in unconsolidated affiliates	—	237.7
Investments in acquired businesses, net of cash acquired	—	(6.6)
Other investing, net	(1.7)	1.0
Net cash provided by investing activities	82.1	229.7

FINANCING ACTIVITIES
Borrowings under revolving and bank lines of credit and term loans	1,089.3	777.9
Repayments under revolving and bank lines of credit and term loans	(469.1)	(394.2)
Proceeds from issuance of 4.500% Senior Notes	450.0	—
Repayment of 6.000% Senior Notes	(400.0)	—
Financing and issuance fees	(18.7)	—
Dividends paid	(65.4)	(61.6)
Purchase of Common Shares	(50.4)	(3.0)
Payments on seller notes	(0.5)	(0.8)
Cash received from exercise of stock options	2.1	2.3
Net cash provided by financing activities	537.3	320.6
Effect of exchange rate changes on cash	(0.3)	(0.6)
Net increase (decrease) in cash and cash equivalents	12.0	3.6
Cash and cash equivalents at beginning of period	18.8	33.9
Cash and cash equivalents at end of period	$30.8	$37.5
See Notes to Condensed Consolidated Financial Statements.

THE SCOTTS MIRACLE-GRO COMPANY
Condensed Consolidated Balance Sheets
(In millions, except stated value per share)
(Unaudited)

	MARCH 28, 2020	MARCH 30, 2019	SEPTEMBER 30, 2019
ASSETS
Current assets:
Cash and cash equivalents	$30.8	$37.5	$18.8
Accounts receivable, less allowances of $12.6, $8.8 and $4.2, respectively	994.7	699.6	223.9
Accounts receivable pledged	177.8	333.3	84.5
Inventories	743.3	675.3	540.3
Prepaid and other current assets	95.8	93.7	174.2
Total current assets	2,042.4	1,839.4	1,041.7
Investment in unconsolidated affiliates	—	34.5	—
Property, plant and equipment, net of accumulated depreciation of $655.7, $636.4 and $628.0, respectively	535.4	513.9	546.0
Goodwill	538.3	539.6	538.7
Intangible assets, net	692.0	837.9	707.5
Other assets	327.6	191.2	194.8
Total assets	$4,135.7	$3,956.5	$3,028.7

LIABILITIES AND EQUITY
Current liabilities:
Current portion of debt	$212.2	$357.7	$128.1
Accounts payable	324.7	298.7	214.2
Other current liabilities	444.3	503.5	278.2
Total current liabilities	981.2	1,159.9	620.5
Long-term debt	2,113.8	2,039.1	1,523.5
Other liabilities	246.1	135.4	161.5
Total liabilities	3,341.1	3,334.4	2,305.5
Commitments and contingencies (Note 10)
Equity:
Common shares and capital in excess of $.01 stated value per share; shares outstanding of 55.5, 55.4 and 55.8, respectively	450.5	426.2	442.2
Retained earnings	1,389.0	1,199.2	1,274.7
Treasury shares, at cost; 12.7, 12.7 and 12.4 shares, respectively	(941.9)	(929.0)	(904.3)
Accumulated other comprehensive loss	(107.9)	(79.2)	(93.9)
Total equity—controlling interest	789.7	617.2	718.7
Noncontrolling interest	4.9	4.9	4.5
Total equity	794.6	622.1	723.2
Total liabilities and equity	$4,135.7	$3,956.5	$3,028.7
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
Organization and Basis of Presentation
The Company’s unaudited condensed consolidated financial statements for the three and six months ended March 28, 2020 and March 30, 2019 are presented in accordance with accounting principles generally accepted in the United States of America (“GAAP”). The condensed consolidated financial statements include the accounts of Scotts Miracle-Gro and its subsidiaries. All intercompany transactions and accounts have been eliminated in consolidation. The Company’s consolidation criteria are based on majority ownership (as evidenced by a majority voting interest in the entity) and an objective evaluation and determination of effective management control. AeroGrow International, Inc. (“AeroGrow”), in which the Company has a controlling interest, is consolidated, with the equity owned by other shareholders shown as noncontrolling interest in the Condensed Consolidated Balance Sheets, and the other shareholders’ portion of net earnings and other comprehensive income shown as net (income) loss or comprehensive (income) loss attributable to noncontrolling interest in the Condensed Consolidated Statements of Operations and Condensed Consolidated Statements of Comprehensive Income (Loss), respectively. The results of businesses acquired or disposed of are included in the condensed consolidated financial statements from the date of each acquisition or up to the date of disposal, respectively. In the opinion of management, interim results reflect all normal and recurring adjustments and are not necessarily indicative of results for a full year.
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
Long-Lived Assets
The Company had non-cash investing activities of $3.7 million and $3.6 million during the six months ended March 28, 2020 and March 30, 2019, respectively, representing unpaid liabilities to acquire property, plant and equipment.
Statements of Cash Flows
Supplemental cash flow information was as follows:

	SIX MONTHS ENDED
	MARCH 28, 2020	MARCH 30, 2019
	(In millions)
Interest paid	$40.2	$49.8
Income tax payments	15.4	7.5
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

Inventories
Inventories are stated at the lower of cost or net realizable value and include the cost of raw materials, labor, manufacturing overhead and freight and inbound handling costs incurred to pre-position goods in the Company’s warehouse network. The Company makes provisions for obsolete or slow-moving inventories as necessary to properly reflect inventory at the lower of cost or net realizable value. Inventories are determined by the first in, first out method of accounting. Inventories acquired through the acquisition of or subsequently produced by Sunlight Supply were initially recorded at fair value at the date of the acquisition and subsequently were measured using the average costing method of inventory valuation. During the three months ended December 28, 2019, the Company determined it was preferable to use the first in, first out inventory valuation method and adopted this method for the remaining Sunlight Supply inventories not subject to the first in, first out method. This change in accounting principle resulted in an increase in inventories of $0.2 million as of December 28, 2019, with a corresponding decrease in cost of goods sold for the three months ended December 28, 2019. The change in accounting principle was not material to prior periods so it was not retrospectively applied.
Leases
Effective October 1, 2019, the Company adopted Accounting Standards Codification (“ASC”) 842, “Leases” (“ASC 842”). Under this guidance, the Company determines whether an arrangement contains a lease at inception by determining if the contract conveys the right to control the use of identified property, plant or equipment for a period of time in exchange for consideration and other facts and circumstances. Right-of-use (“ROU”) assets represent the Company’s right to use an underlying asset for the lease term and lease liabilities represent the Company’s obligation to make lease payments arising from the lease. ROU assets are calculated based on the lease liability adjusted for any lease payments paid to the lessor at or before the commencement date and initial direct costs incurred by the Company and excludes any lease incentives received from the lessor. Lease liabilities are recognized based on the present value of the future minimum lease payments over the lease term. The lease term may include options to extend or terminate the lease when it is reasonably certain that the Company will exercise that option. As the Company’s leases typically do not contain a readily determinable implicit rate, the Company determines the present value of the lease liability using its incremental borrowing rate at the lease commencement date based on the lease term. The Company considers its credit rating and the current economic environment in determining this collateralized rate. Variable lease payments are the portion of lease payments that are not fixed over the lease term. Variable lease payments are expensed as incurred and include certain non-lease components, such as maintenance and other services provided by the lessor, and other charges included in the lease, as applicable. The Company elected to exclude short-term leases, defined as leases with initial terms of 12 months or less, from its Condensed Consolidated Balance Sheet.
RECENTLY ADOPTED ACCOUNTING PRONOUNCEMENTS
In February 2016, the Financial Accounting Standards Board (“FASB”) issued its final standard on lease accounting, ASC 842. This guidance requires lessees to recognize a lease liability for the obligation to make lease payments and a ROU asset for the right to use the underlying asset for the lease term. The Company elected the optional transition method and adopted the new guidance on October 1, 2019 on a modified retrospective basis with no restatement of prior period amounts. Fiscal 2019 balances and related disclosures supporting those comparative period balances continue to be presented under ASC 840, “Leases.” As allowed under the new accounting standard, the Company elected to apply practical expedients to carry forward the original lease determinations, lease classifications and accounting of initial direct costs for all asset classes at the time of adoption. The Company also elected to exclude short-term leases from its Condensed Consolidated Balance Sheet. The Company’s adoption of the new standard resulted in the recognition of ROU assets of $129.6 million in the “Other assets” line in the Condensed Consolidated Balance Sheet, liabilities of $45.4 million in the “Other current liabilities” line in the Condensed Consolidated Balance Sheet and liabilities of $88.8 million in the “Other liabilities” line in the Condensed Consolidated Balance Sheet as of the October 1, 2019 adoption date. Adoption of the new standard did not result in a material cumulative effect adjustment to equity as of the date of adoption and did not have a material impact on the Company’s Condensed Consolidated Statements of Operations or Cash Flows. In connection with the adoption of this guidance, as required, the Company reclassified certain restructuring reserves (refer to “NOTE 4. IMPAIRMENT, RESTRUCTURING AND OTHER” for more information) and deferred rent liabilities as reductions to the ROU asset. Refer to “NOTE 13. LEASES AND OTHER COMMITMENTS” for more information.
On March 2, 2020, the SEC issued a final rule that amends the financial disclosure requirements related to certain registered securities under SEC Regulation S-X, Rule 3-10, “Financial Statements of Guarantors and Issuers of Guaranteed Securities Registered or Being Registered.” These amendments are generally effective for registration statements filed pursuant to the Securities Act of 1933, as amended, or the Securities Exchange of Act of 1934, as amended (the “Exchange Act”), on or after January 4, 2021 and periodic reports filed pursuant to the Exchange Act for fiscal periods beginning after January 4, 2021. However, voluntary compliance in advance of these effective dates is permitted. The amendments permit the omission from the applicable filings of separate financial statements for each issuer of a registered security that is guaranteed and each guarantor of a registered security that would be required of a registrant under Regulation S-X if, subject to additional conditions, the parent company of such issuers and/or guarantors provides supplemental financial and non-financial disclosures about the subsidiary issuers and/or guarantors and the guarantees. Under the amended Rule 3-10, in lieu of separate financial statements, a parent company of the subsidiary issuers and/or guarantors may provide summarized financial information of the issuers and guarantors, as well as other qualitative disclosures about the guarantees and the issuers and guarantors, in the parent company’s Management’s Discussion and Analysis (“MD&A”) or its consolidated financial statements. As permitted under these amendments, the Company elected to provide the summarized financial information and qualitative disclosures permitted under the amended Rule 3-10 during the second quarter of fiscal 2020 and has provided such information and disclosures within the “Liquidity and Capital Resources” section of the MD&A.
On March 12, 2020, the FASB issued Accounting Standards Update (“ASU”) No. 2020-04, “Facilitation of the Effects of Reference Rate Reform on Financial Reporting,” which provides optional expedients and exceptions for applying GAAP to contracts, hedging relationships and other transactions affected by reference rate reform if certain criteria are met. The Company may elect to apply the contract modification provisions as of any date from the beginning of an interim period that includes or is subsequent to March 12, 2020 up until December 31, 2022. The hedge accounting expedients may be applied, on an individual hedging relationship basis, to eligible hedge accounting relationships that existed as of the beginning of the interim period that includes March 12, 2020 and to new eligible hedging relationships entered into after the beginning of the interim period that includes March 12, 2020; however, those expedients generally cannot be applied to hedging relationships evaluated for periods after December 31, 2022. The Company adopted the hedge accounting expedient related to probability of forecasted transactions during the second quarter of fiscal 2020. The adoption of this guidance did not have a significant impact on the Company’s consolidated financial position, results of operations or cash flows. The Company is continuing to assess other optional expedients and exceptions available within the amended guidance.
RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS
In June 2016, the FASB issued ASU No. 2016-13, “Financial Instruments - Credit Losses (Topic 326),” which changes the impairment model for most financial assets to require measurement and recognition of expected credit losses for financial assets held.  The provisions are effective for the Company’s financial statements no later than the fiscal year beginning October 1, 2020.  The Company is continuing to assess the impact of the amended guidance.
In August 2018, the FASB issued ASU No. 2018-14, “Compensation-Retirement Benefits-Defined Benefit Plans-General (Topic 715): Disclosure Framework–Changes to the Disclosure Requirements for Defined Benefit Plans,” which removes certain disclosures that are not considered cost beneficial, clarifies certain required disclosures and requires certain additional disclosures related to defined benefit pension and other postretirement plans. The provisions are effective for the Company’s financial statements no later than the fiscal year beginning October 1, 2020.  The Company is continuing to assess the impact of the amended guidance.
In August 2018, the FASB issued ASU No. 2018-15, “Intangibles-Goodwill and Other-Internal-Use Software (Topic 350): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement that is a Service Contract,” which aligns the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software. The provisions are effective for the Company’s financial statements no later than the fiscal year beginning October 1, 2020.  The Company is continuing to assess the impact of the amended guidance.
In December 2019, the FASB issued ASU No. 2019-12, “Income taxes (Topic 740): Simplifying the Accounting for Income Taxes,” which simplifies the accounting for income taxes by removing certain exceptions to the general principles in ASC 740 and also clarifies and amends existing guidance to improve consistent application. The provisions are effective for the Company’s financial statements no later than the fiscal year beginning October 1, 2021.  The Company is continuing to assess the impact of the amended guidance.
NOTE 2. DISCONTINUED OPERATIONS
Wild Bird Food
During fiscal 2014, the Company completed the sale of its U.S. and Canadian wild bird food business. As a result, effective in fiscal 2014, the Company classified its results of operations for all periods presented to reflect the wild bird food business as a discontinued operation. At each of March 28, 2020, March 30, 2019 and September 30, 2019, zero, $42.5 million and zero, respectively, was accrued for a probable loss related to the previously disclosed legal matter In re Morning Song Bird Food Litigation in the “Other current liabilities” line in the Condensed Consolidated Balance Sheet. This matter relates to a class-action lawsuit filed in 2012 in connection with the sale of wild bird food products that were the subject of a voluntary recall in 2008 by the Company’s previously sold wild bird food business. During the three and six months ended March 28,

2020, the Company recognized insurance recoveries of $1.5 million related to this matter. During the three and six months ended March 30, 2019, the Company received insurance reimbursement payments related to this matter of $8.4 million and $13.4 million, respectively. The Company recognized insurance recoveries of $5.0 million related to this matter during the first quarter of fiscal 2019, and the remaining $8.4 million of reimbursements were recognized as an accrued liability in the Condensed Consolidated Balance Sheets as of March 30, 2019 pending the finalization of the settlement which occurred during the third quarter of fiscal 2019.
        The following table summarizes the results of discontinued operations described above and reflected within discontinued operations in the Company’s condensed consolidated financial statements for each of the periods presented:

	THREE MONTHS ENDED		SIX MONTHS ENDED
	MARCH 28, 2020	MARCH 30, 2019	MARCH 28, 2020	MARCH 30, 2019
	(In millions)
Operating and exit costs (recoveries)	$(0.6)	$0.1	$(0.6)	$0.1
Impairment, restructuring and other charges (recoveries), net	(3.1)	—	(3.1)	(4.9)
Income (loss) from discontinued operations before income taxes	3.7	(0.1)	3.7	4.8
Income tax expense from discontinued operations	1.1	0.4	1.1	2.3
Income (loss) from discontinued operations, net of tax	$2.6	$(0.5)	$2.6	$2.5
The Condensed Consolidated Statements of Cash Flows do not present the cash flows from discontinued operations separately from cash flows from continuing operations. Cash (used in) provided by operating activities related to discontinued operations was $3.9 million and $(34.7) million for the six months ended March 28, 2020 and March 30, 2019, respectively. Cash (used in) provided by investing activities related to discontinued operations was zero for the six months ended March 28, 2020 and March 30, 2019.
NOTE 3. INVESTMENT IN UNCONSOLIDATED AFFILIATES
On March 19, 2019, the Company entered into an agreement under which it sold, to TruGreen Companies L.L.C., a subsidiary of TruGreen Holding Corporation, all of its approximately 30% equity interest in Outdoor Home Services Holdings LLC, a lawn services joint venture between the Company and TruGreen Holding Corporation (the “TruGreen Joint Venture”). Prior to this transaction, the Company’s net investment and advances with respect to the TruGreen Joint Venture had been reduced to a liability which resulted in an amount recorded in the “Distributions in excess of investment in unconsolidated affiliate” line in the Condensed Consolidated Balance Sheets. In connection with this transaction, the Company received cash proceeds of $234.2 million related to the sale of its equity interest in the TruGreen Joint Venture and $18.4 million related to the payoff of second lien term loan financing by the TruGreen Joint Venture. During the three and six months ended March 30, 2019, the Company also received a distribution from the TruGreen Joint Venture intended to cover certain required tax payments of $3.5 million, which was classified as an investing activity in the Condensed Consolidated Statements of Cash Flows. During the three and six months ended March 30, 2019, the Company recognized a pre-tax gain of $259.8 million related to this sale in the “Other non-operating income, net” line in the Condensed Consolidated Statements of Operations. During the three months ended March 30, 2019, the Company also reclassified $47.1 million from deferred tax liabilities, which were previously recorded in the “Other liabilities” line in the Condensed Consolidated Balance Sheets, to accrued taxes, which are recorded in the “Other current liabilities” line in the Condensed Consolidated Balance Sheets, related to the outside basis difference in the TruGreen Joint Venture as a result of the sale of the Company’s equity interest.
As of March 30, 2019, the Company held a noncontrolling equity interest in an unconsolidated affiliate whose products supported the professional U.S. industrial, turf and ornamental market (the “IT&O Joint Venture”). During the three and six months ended March 30, 2019, the Company received a distribution of net earnings from the IT&O Joint Venture of $4.9 million, which was classified as an operating activity in the Condensed Consolidated Statements of Cash Flows. On April 1, 2019, the Company sold all of its noncontrolling equity interest in the IT&O Joint Venture for cash proceeds of $36.6 million.

NOTE 4. IMPAIRMENT, RESTRUCTURING AND OTHER
Activity described herein is classified within the “Cost of sales—impairment, restructuring and other,” “Impairment, restructuring and other” and “Income (loss) from discontinued operations, net of tax” lines in the Condensed Consolidated Statements of Operations. The following table details impairment, restructuring and other charges (recoveries) for each of the periods presented:

	THREE MONTHS ENDED		SIX MONTHS ENDED
	MARCH 28, 2020	MARCH 30, 2019	MARCH 28, 2020	MARCH 30, 2019
	(In millions)
Cost of sales—impairment, restructuring and other:
Restructuring and other charges	$3.4	$1.0	$3.6	$3.0
Property, plant and equipment impairments	—	—	—	0.5
Operating expenses:
Restructuring and other charges (recoveries), net	0.3	0.2	(2.2)	3.7
Impairment, restructuring and other charges from continuing operations	3.7	1.2	1.4	7.2
Restructuring and other charges (recoveries), net, from discontinued operations	(3.1)	—	(3.1)	(4.9)
Total impairment, restructuring and other charges (recoveries)	$0.6	$1.2	$(1.7)	$2.3
        The following table summarizes the activity related to liabilities associated with restructuring and other, excluding insurance reimbursement recoveries, during the six months ended March 28, 2020 (in millions):

Amounts accrued for restructuring and other at September 30, 2019	$11.6
Restructuring and other charges from continuing operations	4.1
Payments and other	(6.3)
Amounts accrued for restructuring and other at March 28, 2020	$9.4
In connection with the adoption of ASC 842 on October 1, 2019, the Company reclassified restructuring accruals of $1.7 million to lease ROU assets, and has presented this reclassification within “Payments and other” in the table above. Refer to “NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES” and “NOTE 13. LEASES AND OTHER COMMITMENTS” for more information. Included in restructuring accruals, as of March 28, 2020, is $0.7 million that is classified as long-term. Payments against the long-term accruals will be incurred as the employees covered by the restructuring plan retire or through the passage of time. The remaining amounts accrued will continue to be paid out over the course of the next twelve months.
COVID-19
The World Health Organization recognized a novel strain of coronavirus (“COVID-19”) as a public health emergency of international concern on January 30, 2020 and as a global pandemic on March 11, 2020. In response to the COVID-19 pandemic, the Company has implemented additional measures intended to both protect the health and safety of its employees and maintain its ability to provide products to its customers, including (i) requiring a significant part of its workforce to work from home, (ii) monitoring its employees for COVID-19 symptoms, (iii) making additional personal protective equipment available to its operations team, (iv) requiring all manufacturing and warehousing associates to take their temperatures before beginning a shift, (v) modifying work methods and schedules of its manufacturing and field associates to create distance or add barriers between associates, consumers and others, (vi) expanding cleaning efforts at its operation centers, (vii) modifying attendance policies so that associates may elect to stay home if they have symptoms, (viii) prioritizing production for goods that are more essential to its customers and (ix) implementing an interim premium pay allowance for associates in its field sales force as well as those still working in manufacturing or distribution centers. In addition, to help address the critical shortage of personal protective equipment in the fight against COVID-19, the Company has shifted production in its Temecula, California manufacturing plant to produce face shields to help protect healthcare workers and first responders in critical need areas across the country. During the three and six months ended March 28, 2020, the Company incurred costs of $3.8 million associated with the COVID-19 pandemic primarily related to premium pay and incremental cleaning costs. The Company incurred costs of $2.6 million in its U.S. Consumer segment and $0.5 million in its Hawthorne segment in the “Cost of sales—impairment, restructuring and other” line in the Condensed Consolidated Statements of Operations during the three and six months ended March 28, 2020. The Company incurred costs of $0.7 million in its U.S. Consumer segment in the “Impairment, restructuring and other” line in the Condensed Consolidated Statements of Operations during the three and six months ended March 28, 2020.
Project Catalyst
In connection with the acquisition of Sunlight Supply during the third quarter of fiscal 2018, the Company announced the launch of an initiative called Project Catalyst, which is a company-wide restructuring effort to reduce operating costs throughout the U.S. Consumer, Hawthorne and Other segments and drive synergies from acquisitions within the Hawthorne segment. Costs incurred during the three and six months ended March 28, 2020 related to Project Catalyst were not material. Costs incurred to date since the inception of Project Catalyst are $25.9 million for the Hawthorne segment, $13.4 million for the U.S. Consumer segment, $1.3 million for the Other segment and $2.8 million for Corporate. Additionally, during the three and six months ended March 28, 2020, the Company received zero and $2.6 million, respectively, from the final settlement of escrow funds related to a previous acquisition within the Hawthorne segment that was recognized in the “Impairment, restructuring and other” line in the Condensed Consolidated Statements of Operations.
During the three and six months ended March 30, 2019, the Company incurred charges of $2.1 million and $7.6 million, respectively, related to Project Catalyst. The Company incurred charges of $0.1 million and $0.4 million in its U.S. Consumer segment, $0.6 million and $2.5 million in its Hawthorne segment and $0.3 million and $0.6 million in its Other segment in the “Cost of sales—impairment, restructuring and other” line in the Condensed Consolidated Statements of Operations during the three and six months ended March 30, 2019, respectively, related to employee termination benefits, facility closure costs and impairment of property, plant and equipment. The Company incurred charges of $0.1 million and $0.5 million in its U.S. Consumer segment, $0.4 million and $2.1 million in its Hawthorne segment, $0.5 million and $0.6 million in its Other segment and $0.1 million and $0.9 million at Corporate in the “Impairment, restructuring and other” line in the Condensed Consolidated Statements of Operations during the three and six months ended March 30, 2019, respectively, related to employee termination benefits and facility closure costs.
Other
During the three and six months ended March 28, 2020, the Company recognized insurance recoveries of $1.5 million related to the previously disclosed legal matter In re Morning Song Bird Food Litigation in the “Income (loss) from discontinued operations, net of tax” line in the Condensed Consolidated Statements of Operations. During the three and six months ended March 30, 2019, the Company recognized insurance recoveries of zero and $5.0 million related to this matter in the “Income (loss) from discontinued operations, net of tax” line in the Condensed Consolidated Statements of Operations Refer to “NOTE 2. DISCONTINUED OPERATIONS” for more information.
During the three and six months ended March 30, 2019, the Company recognized favorable adjustments of $0.9 million and $0.4 million, respectively, related to the previously disclosed legal matter In re Scotts EZ Seed Litigation in the “Impairment, restructuring and other” line in the Condensed Consolidated Statements of Operations.
NOTE 5. INVENTORIES
        Inventories consisted of the following for each of the periods presented:

	MARCH 28, 2020	MARCH 30, 2019	SEPTEMBER 30, 2019
	(In millions)
Finished goods	$520.0	$469.8	$344.9
Work-in-process	67.6	63.6	63.6
Raw materials	155.7	141.9	131.8
Total inventories	$743.3	$675.3	$540.3
        Adjustments to reflect inventories at net realizable values were $12.5 million at March 28, 2020, $8.1 million at March 30, 2019 and $8.8 million at September 30, 2019.
NOTE 6. MARKETING AGREEMENT
The Scotts Company LLC (“Scotts LLC”) is the exclusive agent of Monsanto Company, a subsidiary of Bayer AG since June 2018 (“Monsanto”), for the marketing and distribution of certain of Monsanto’s consumer Roundup® branded products in the United States and certain other specified countries. Effective August 1, 2019, the Company entered into the Third Amended and Restated Exclusive Agency and Marketing Agreement (the “Third Restated Agreement”) which amended, among other things, the provisions of the Second Amended and Restated Exclusive Agency and Marketing Agreement (the “Restated Marketing Agreement”) relating to commissions, contributions, noncompetition, and termination. The annual commission payable under the Third Restated Agreement is equal to 50% of the actual earnings before interest and income taxes of Monsanto’s consumer Roundup® business in the markets covered by the Third Restated Agreement (“Program EBIT”). Prior to the Third Restated Agreement, the annual commission payable was equal to (1) 50% of the actual earnings before interest and income taxes of Monsanto’s consumer Roundup® business in the markets covered for program years 2017 and 2018 and (2) 50% of the actual earnings before interest and income taxes of Monsanto’s consumer Roundup® business in the markets covered in excess of $40.0 million for program year 2019. The Third Restated Agreement also requires the Company to make annual payments of $18.0 million to Monsanto as a contribution against the overall expenses of its consumer Roundup® business, subject to reduction pursuant to the Third Restated Agreement for any program year in which the Program EBIT does not equal or exceed $36.0 million. During the third quarter of fiscal 2019, Monsanto agreed to reimburse the Company for $20.0 million of additional expenses incurred by the Company for certain activities connected to the Roundup® marketing agreement and this payment was recognized in the “Net sales” line in the Condensed Consolidated Statements of Operations during the third quarter of fiscal 2019.
Unless Monsanto terminates the Third Restated Agreement due to an event of default by the Company, termination rights under the Third Restated Agreement include the following:
•The Company may terminate the Third Restated Agreement (i) for any reason effective as of September 30, 2022 by delivery of notice of termination to Monsanto on January 15, 2021 (a “Convenience Termination”) or (ii) upon the insolvency or bankruptcy of Monsanto;
•Monsanto may terminate the Third Restated Agreement in the event that Monsanto decides to decommission the permits, licenses and registrations needed for, and the trademarks, trade names, packages, copyrights and designs used in, the sale of the Roundup® products in the lawn and garden market (a “Brand Decommissioning Termination”); and
•Each party may terminate the Third Restated Agreement if Program EBIT falls below $50.0 million and, in such case, no termination fee would be payable to either party.
The termination fee structure requires Monsanto to pay a termination fee to the Company in an amount equal to (i) $175.0 million upon a Convenience Termination, (ii) $375.0 million upon a Brand Decommissioning Event, and (iii) the greater of $175.0 million or four times an amount equal to the average of the Program EBIT for the three program years before the year of termination, minus $186.4 million, if Monsanto or its successor terminates the Third Restated Agreement as a result of a Roundup Sale or Change of Control of Monsanto (each, as defined in the Third Restated Agreement).
In connection with the signing of the Third Restated Agreement, the Company also entered into the BEA Purchase Agreement. The BEA Purchase Agreement provides for the sale by the Company to Monsanto of specified assets related to, among other things, the development, manufacture, production, advertising, marketing, promotion, distribution, importation, exportation, offer for sale and sale of specified Roundup® branded products sold outside the non-selective weedkiller category within the residential lawn and garden market. The consideration paid by Monsanto was $112.0 million plus the value of finished goods inventory of $3.5 million. This consideration was recorded in the “Prepaid and other current assets” line in the Consolidated Balance Sheets until it was received by the Company on January 13, 2020. The carrying value of the assets sold, which included the brand extension agreement intangible asset with a carrying value of $111.7 million, approximated the consideration received, resulting in an insignificant gain on the sale.
The elements of the net commission and reimbursements earned under the Restated Marketing Agreement and Third Restated Agreement and included in the “Net sales” line in the Condensed Consolidated Statements of Operations are as follows:

	THREE MONTHS ENDED		SIX MONTHS ENDED
	MARCH 28, 2020	MARCH 30, 2019	MARCH 28, 2020	MARCH 30, 2019
	(In millions)
Gross commission	$42.1	$23.9	$42.1	$23.9
Contribution expenses	(4.5)	(4.5)	(9.0)	(9.0)
Net commission	37.6	19.4	33.1	14.9
Reimbursements associated with Roundup® marketing agreement	17.0	14.4	30.3	27.0
Total net sales associated with Roundup® marketing agreement	$54.6	$33.8	$63.4	$41.9

NOTE 7. DEBT
The components of debt are as follows:

	MARCH 28, 2020	MARCH 30, 2019	SEPTEMBER 30, 2019
	(In millions)
Credit Facilities:
Revolving loans	$691.9	$666.2	$147.2
Term loans	740.0	770.0	750.0
Senior Notes – 5.250%	250.0	250.0	250.0
Senior Notes – 6.000%	—	400.0	400.0
Senior Notes – 4.500%	450.0	—	—
Receivables facility	160.0	300.0	76.0
Finance lease obligations	35.9	0.5	25.8
Other	8.7	18.6	10.3
Total debt	2,336.5	2,405.3	1,659.3
Less current portions	212.2	357.7	128.1
Less unamortized debt issuance costs	10.5	8.5	7.7
Long-term debt	$2,113.8	$2,039.1	$1,523.5
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
At March 28, 2020, the Company had letters of credit outstanding in the aggregate principal amount of $22.4 million, and $785.7 million of borrowing availability under the Fifth A&R Credit Agreement. The weighted average interest rates on average borrowings under the Fifth A&R Credit Agreement were 3.7% and 4.6% for the six months ended March 28, 2020 and March 30, 2019, respectively.
The Fifth A&R Credit Agreement contains, among other obligations, an affirmative covenant regarding the Company’s leverage ratio on the last day of each quarter calculated as average total indebtedness, divided by the Company’s earnings before interest, taxes, depreciation and amortization (“EBITDA”), as adjusted pursuant to the terms of the Fifth A&R Credit Agreement (“Adjusted EBITDA”). The maximum leverage ratio is 4.75 for the second quarter of fiscal 2020 through the fourth quarter of fiscal 2020 and 4.50 for the first quarter of fiscal 2021 and thereafter. The Company’s leverage ratio was 3.13 at March 28, 2020. The Fifth A&R Credit Agreement also contains an affirmative covenant regarding the Company’s interest coverage ratio determined as of the end of each of its fiscal quarters. The interest coverage ratio is calculated as Adjusted EBITDA divided by interest expense, as described in the Fifth A&R Credit Agreement, and excludes costs related to refinancings. The minimum interest coverage ratio was 3.00 for the twelve months ended March 28, 2020. The Company’s interest coverage ratio was 7.29 for the twelve months ended March 28, 2020.
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
On October 23, 2019, Scotts Miracle-Gro redeemed all of its outstanding 6.000% Senior Notes for a redemption price of $412.5 million, comprised of $0.5 million of accrued and unpaid interest, $12.0 million of redemption premium, and $400.0 million for outstanding principal amount. The $12.0 million redemption premium was recognized in the “Costs related to refinancing” line on the Condensed Consolidated Statements of Operations during the first quarter of fiscal 2020. Additionally, the Company had $3.1 million in unamortized bond issuance costs associated with the 6.000% Senior Notes, which were written-off during the first quarter of fiscal 2020 and were recognized in the “Costs related to refinancing” line in the Condensed Consolidated Statements of Operations.
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
The Company accounts for the sale of receivables under the Receivables Facility as short-term debt and continues to carry the receivables on its Condensed Consolidated Balance Sheets, primarily as a result of the Company’s requirement to repurchase receivables sold. As of March 28, 2020 and March 30, 2019, there were $160.0 million and $300.0 million, respectively, in borrowings on receivables pledged as collateral under the Receivables Facility, and the carrying value of the receivables pledged as collateral was $177.8 million and $333.3 million, respectively.
Interest Rate Swap Agreements
The Company has outstanding interest rate swap agreements with major financial institutions that effectively convert a portion of the Company’s variable-rate debt to a fixed rate. The swap agreements had a maximum total U.S. dollar equivalent notional amount of $1,450.0 million, $1,300.0 million and $850.0 million at March 28, 2020, March 30, 2019 and September 30, 2019, respectively. On May 5, 2020, the Company executed two interest rate swap agreements, one with a fixed notional amount of $200.0 million beginning June 2023 through an expiration date in June 2026 that has a fixed rate of 0.85175%, and the other beginning January 2022 through an expiration date in June 2024 that has a fixed rate of 0.577% and has varying notional amounts that adjust in accordance with a specified seasonal schedule with a maximum notional amount at any point in time of $200.0 million. Interest payments made between the effective date and expiration date are hedged by the swap agreements, except as noted below.
The notional amount, effective date, expiration date and rate of each of these swap agreements outstanding at March 28, 2020 are shown in the table below:

Notional Amount (in millions)		Effective Date (a)	Expiration Date	Fixed Rate
$250	(b)	1/8/2018	6/8/2020	2.09%
100		6/20/2018	10/20/2020	2.15%
200	(b)	11/7/2018	6/7/2021	2.87%
100		11/7/2018	7/7/2021	2.96%
200		11/7/2018	10/7/2021	2.98%
100		12/21/2020	6/20/2023	1.36%
300	(b)	1/7/2021	6/7/2023	1.34%
200		10/7/2021	6/7/2023	1.37%
(a)The effective date refers to the date on which interest payments were first hedged by the applicable swap agreement.
(b)Notional amount adjusts in accordance with a specified seasonal schedule. This represents the maximum notional amount at any point in time.

Weighted Average Interest Rate
The weighted average interest rates on the Company’s debt were 4.3% and 4.7% for the six months ended March 28, 2020 and March 30, 2019, respectively.
NOTE 8. EQUITY
        The following table provides a summary of the changes in total equity, equity attributable to controlling interest, and equity attributable to noncontrolling interests for each of the periods indicated (in millions):

	Common Shares and Capital in Excess of Stated Value	Retained Earnings	Treasury Shares	Accumulated Other Comprehensive Loss	Total Equity - Controlling Interest	Noncontrolling Interest	Total Equity
Balance at September 30, 2019	$442.2	$1,274.7	$(904.3)	$(93.9)	$718.7	$4.5	$723.2
Net income (loss)	—	(71.4)	—	—	(71.4)	0.1	(71.3)
Other comprehensive income (loss)	—	—	—	2.9	2.9	—	2.9
Share-based compensation	7.0	—	—	—	7.0	—	7.0
Dividends declared ($0.580 per share)	—	(33.5)	—	—	(33.5)	—	(33.5)
Treasury share issuances	(0.3)	—	1.2	—	0.9	—	0.9
Balance at December 28, 2019	$448.9	$1,169.8	$(903.1)	$(91.0)	$624.6	$4.7	$629.3
Net income (loss)	—	252.2	—	—	252.2	0.2	252.4
Other comprehensive income (loss)	—	—	—	(16.9)	(16.9)	—	(16.9)
Share-based compensation	12.0	—	—	—	12.0	—	12.0
Dividends declared ($0.580 per share)	—	(33.0)	—	—	(33.0)	—	(33.0)
Treasury share purchases	—	—	(52.9)	—	(52.9)	—	(52.9)
Treasury share issuances	(10.5)	—	14.2	—	3.7	—	3.7
Balance at March 28, 2020	$450.5	$1,389.0	$(941.9)	$(107.9)	$789.7	$4.9	$794.6
The sum of the components may not equal due to rounding.

	Common Shares and Capital in Excess of Stated Value	Retained Earnings	Treasury Shares	Accumulated Other Comprehensive Loss	Total Equity - Controlling Interest	Noncontrolling Interest	Total Equity
Balance at September 30, 2018	$420.3	$919.9	$(939.6)	$(46.0)	$354.6	$5.0	$359.6
Adoption of new accounting pronouncements	—	26.0	—	(16.9)	9.1	—	9.1
Net income (loss)	—	(79.6)	—	—	(79.6)	(0.1)	(79.7)
Other comprehensive income (loss)	—	—	—	(12.4)	(12.4)	—	(12.4)
Share-based compensation	6.6	—	—	—	6.6	—	6.6
Dividends declared ($0.550 per share)	—	(30.9)	—	—	(30.9)	—	(30.9)
Treasury share issuances	(1.0)	—	1.9	—	0.9	—	0.9
Balance at December 29, 2018	$425.9	$835.4	$(937.7)	$(75.3)	$248.3	$4.9	$253.2
Net income (loss)	—	396.5	—	—	396.5	(0.1)	396.4
Other comprehensive income (loss)	—	—	—	(3.9)	(3.9)	—	(3.9)
Share-based compensation	10.4	—	—	—	10.4	—	10.4
Dividends declared ($0.550 per share)	—	(32.7)	—	—	(32.7)	—	(32.7)
Treasury share purchases	—	—	(2.5)	—	(2.5)	—	(2.5)
Treasury share issuances	(10.1)	—	11.2	—	1.1	—	1.1
Balance at March 30, 2019	$426.2	$1,199.2	$(929.0)	$(79.2)	$617.2	$4.9	$622.1
The sum of the components may not equal due to rounding.
Accumulated Other Comprehensive Loss
At March 28, 2020 and September 30, 2019, the Company had unrecognized losses on pension and other postretirement liabilities of $67.3 million, net of tax of $22.4 million, and $68.4 million, net of tax of $22.8 million, respectively, recorded in accumulated other comprehensive loss. At March 28, 2020 and September 30, 2019, the Company had accumulated foreign currency translation losses of $22.7 million and $17.4 million, respectively, recorded in accumulated other comprehensive loss. At March 28, 2020 and September 30, 2019, the Company had unrecognized losses on derivatives of $17.9 million, net of tax of $6.2 million, and $8.1 million, net of tax of $2.8 million, respectively, recorded in accumulated other comprehensive loss.
During the three and six months ended March 30, 2019, the Company recognized a charge of $2.5 million in the “Other non-operating income, net” line in the Condensed Consolidated Statements of Operations related to the write-off of accumulated foreign currency translation loss adjustments of a foreign subsidiary that was substantially liquidated.
Dividends
On July 30, 2019, the Scotts Miracle-Gro Board of Directors approved an increase in the Company’s quarterly cash dividend from $0.55 to $0.58 per Common Share.
Share Repurchases
On August 11, 2014, Scotts Miracle-Gro announced that its Board of Directors authorized the repurchase of up to $500.0 million of Common Shares over a five-year period (effective November 1, 2014 through September 30, 2019). On August 3, 2016, Scotts Miracle-Gro announced that its Board of Directors authorized a $500.0 million increase to the share repurchase authorization ending on September 30, 2019. On August 2, 2019, the Scotts Miracle-Gro Board of Directors authorized an extension of the current share repurchase authorization through March 28, 2020. The amended authorization allows for repurchases of Common Shares of up to an aggregate amount of $1.0 billion through March 28, 2020. The authorization provides the Company with flexibility to purchase Common Shares from time to time in open market purchases or through privately negotiated transactions. All or part of the repurchases may be made under Rule 10b5-1 plans, which the Company may enter into from time to time and which enable the repurchases to occur on a more regular basis, or pursuant to accelerated share repurchases. The share repurchase authorization may be suspended or discontinued by the Board of Directors at any time, and there can be no guarantee as to the timing or amount of any repurchases. During the three and six months ended March 28, 2020, Scotts Miracle-Gro repurchased 0.4 million Common Shares under the program for $48.2 million. There were no share repurchases under the share repurchase authorization during the three and six months ended March 30, 2019. The “Treasury share purchases” lines in the tables above include cash paid to tax authorities to satisfy statutory income tax withholding obligations related to share-based compensation of $4.7 million for the three and six months ended March 28, 2020 and $2.5 million for the three and six months ended March 30, 2019. From the effective date of the share repurchase authorization in the fourth quarter of fiscal 2014 through March 28, 2020, Scotts Miracle-Gro repurchased approximately 8.7 million Common Shares for $762.8 million. On January 31, 2020, the Scotts Miracle-Gro Board of Directors authorized a new repurchase program allowing for repurchases of up to $750.0 million of Common Shares from April 30, 2020 through March 25, 2023. On March 26, 2020, the Company announced a temporary suspension of share repurchase activity, effective as of March 30, 2020, in order to enhance the Company’s financial flexibility in response to the COVID-19 pandemic.
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

The following is a summary of the share-based awards granted during each of the periods indicated:

	SIX MONTHS ENDED
	MARCH 28, 2020	MARCH 30, 2019
Employees
Restricted stock units	117,266	161,322
Performance units	37,166	68,949
Non-Employee Directors
Restricted and deferred stock units	15,483	29,995
Total share-based awards	169,915	260,266

Aggregate fair value at grant dates (in millions)	$20.6	$19.6
Total share-based compensation was as follows for each of the periods indicated:

	THREE MONTHS ENDED		SIX MONTHS ENDED
	MARCH 28, 2020	MARCH 30, 2019	MARCH 28, 2020	MARCH 30, 2019
	(In millions)
Share-based compensation	$12.0	$10.4	$19.0	$17.0
Tax benefit recognized	2.1	1.7	3.8	3.4
Restricted share-based awards
Restricted share-based award activity (including restricted stock units and deferred stock units) during the six months ended March 28, 2020 was as follows:

	No. of Units	Wtd. Avg. Grant Date Fair Value per Unit
Awards outstanding at September 30, 2019	488,409	$85.94
Granted	132,749	120.80
Vested	(121,948)	91.19
Awards outstanding at March 28, 2020	499,210	93.93
At March 28, 2020, the total pre-tax compensation cost, net of estimated forfeitures, related to nonvested restricted stock units not yet recognized was $14.9 million, which is expected to be recognized over a weighted-average period of 2.0 years. The total fair value of restricted stock units and deferred stock units vested was $14.7 million for the six months ended March 28, 2020.
Performance-based awards
Performance-based award activity during the six months ended March 28, 2020 was as follows (based on target award amounts):

	No. of Units	Wtd. Avg. Grant Date Fair Value per Unit
Awards outstanding at September 30, 2019	648,131	$90.13
Granted	37,166	123.86
Vested (1)	(19,421)	92.73
Forfeited	(152)	98.81
Awards outstanding at March 28, 2020	665,724	91.94

(1)  Vested at an average of 166 percent of the target performance share units granted.
At March 28, 2020, the total pre-tax compensation cost, net of estimated forfeitures, related to nonvested performance-based units not yet recognized was $23.2 million, which is expected to be recognized over a weighted-average period of 1.9 years. The total fair value of performance-based units vested was $3.9 million for the six months ended March 28, 2020.

NOTE 9. INCOME TAXES
The effective tax rates related to continuing operations for the six months ended March 28, 2020 and March 30, 2019 were 25.2% and 24.7%, respectively. The effective tax rate used for interim reporting purposes is based on management’s best estimate of factors impacting the effective tax rate for the full fiscal year and includes the impact of discrete items recognized in the quarter. There can be no assurance that the effective tax rate estimated for interim financial reporting purposes will approximate the effective tax rate determined at fiscal year end.
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
Regulatory Matters
At March 28, 2020, $3.8 million was accrued in the “Other liabilities” line in the Condensed Consolidated Balance Sheets for environmental actions, the majority of which are for site remediation. The Company believes that the amounts accrued are adequate to cover such known environmental exposures based on current facts and estimates of likely outcomes. Although it is reasonably possible that the costs to resolve such known environmental exposures will exceed the amounts accrued, any variation from accrued amounts is not expected to be material.
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
Exchange Rate Risk Management
The Company uses currency forward contracts to manage the exchange rate risk associated with intercompany loans and certain other balances denominated in foreign currencies. The notional amount of outstanding currency forward contracts was $141.2 million, $118.3 million and $120.0 million at March 28, 2020, March 30, 2019 and September 30, 2019, respectively. Contracts outstanding at March 28, 2020 will mature over the next fiscal quarter.
Interest Rate Risk Management
The Company enters into interest rate swap agreements as a means to hedge its variable interest rate risk on debt instruments. Net amounts to be received or paid under the swap agreements are reflected as adjustments to interest expense.
The Company has outstanding interest rate swap agreements with major financial institutions that effectively convert a portion of the Company’s variable-rate debt to a fixed rate. The swap agreements had a maximum total U.S. dollar equivalent notional amount of $1,450.0 million, $1,300.0 million and $850.0 million at March 28, 2020, March 30, 2019 and September 30, 2019, respectively. Refer to “NOTE 7. DEBT” for the terms of the swap agreements outstanding at March 28, 2020. Included in the AOCI balance at March 28, 2020 was a loss of $8.0 million related to interest rate swap agreements that is expected to be reclassified to earnings during the next twelve months, consistent with the timing of the underlying hedged transactions.
Commodity Price Risk Management
The Company enters into hedging arrangements designed to fix the price of a portion of its projected future urea, diesel and resin requirements. Changes in the fair value of derivative contracts that qualify for hedge accounting are recorded in AOCI. Realized gains or losses remain as a component of AOCI until the related inventory is sold. Included in the AOCI balance at March 28, 2020 was a loss of $2.2 million related to commodity hedges that is expected to be reclassified to earnings during the next twelve months, consistent with the timing of the underlying hedged transactions.
The Company had the following outstanding commodity contracts that were entered into to hedge forecasted purchases:

COMMODITY	MARCH 28, 2020	MARCH 30, 2019	SEPTEMBER 30, 2019
Urea	30,000 tons	33,000 tons	78,500 tons
Resin	8,100,000 pounds	6,100,000 pounds	14,900,000 pounds
Diesel	5,418,000 gallons	4,452,000 gallons	4,956,000 gallons
Heating Oil	1,890,000 gallons	756,000 gallons	1,344,000 gallons

Fair Values of Derivative Instruments
The fair values of the Company’s derivative instruments, which represent Level 2 fair value measurements, were as follows:

		ASSETS / (LIABILITIES)
DERIVATIVES DESIGNATED AS HEDGING INSTRUMENTS	BALANCE SHEET LOCATION	MARCH 28, 2020	MARCH 30, 2019	SEPTEMBER 30, 2019
		(In millions)
Interest rate swap agreements	Prepaid and other current assets	$—	$0.9	$—
	Other assets	—	0.1	—
	Other current liabilities	(10.5)	(1.9)	(5.5)
	Other liabilities	(11.1)	(4.4)	(5.3)
Commodity hedging instruments	Other current liabilities	(1.6)	(0.8)	(0.8)
Total derivatives designated as hedging instruments		$(23.2)	$(6.1)	$(11.6)

DERIVATIVES NOT DESIGNATED AS HEDGING INSTRUMENTS	BALANCE SHEET LOCATION
Currency forward contracts	Prepaid and other current assets	$4.5	$1.5	$1.7
	Other current liabilities	(0.4)	—	(0.4)
Commodity hedging instruments	Other current liabilities	(1.9)	(0.7)	(0.4)
Total derivatives not designated as hedging instruments		2.2	0.8	0.9
Total derivatives		$(21.0)	$(5.3)	$(10.7)

The effect of derivative instruments on AOCI and the Condensed Consolidated Statements of Operations for each of the periods presented was as follows:

DERIVATIVES IN CASH FLOW HEDGING RELATIONSHIPS	AMOUNT OF GAIN / (LOSS) RECOGNIZED IN AOCI
	THREE MONTHS ENDED		SIX MONTHS ENDED
	MARCH 28, 2020	MARCH 30, 2019	MARCH 28, 2020	MARCH 30, 2019
	(In millions)
Interest rate swap agreements	$(10.1)	$(2.2)	$(9.7)	$(6.8)
Commodity hedging instruments	(1.0)	(0.2)	(2.8)	(3.5)
Total	$(11.1)	$(2.4)	$(12.5)	$(10.3)

DERIVATIVES IN CASH FLOW HEDGING RELATIONSHIPS	RECLASSIFIED FROM AOCI INTO STATEMENT OF OPERATIONS	AMOUNT OF GAIN / (LOSS)
		THREE MONTHS ENDED		SIX MONTHS ENDED
		MARCH 28, 2020	MARCH 30, 2019	MARCH 28, 2020	MARCH 30, 2019
		(In millions)
Interest rate swap agreements	Interest expense	$(1.2)	$0.2	$(2.0)	$0.1
Commodity hedging instruments	Cost of sales	(0.7)	1.7	(0.7)	1.9
Total		$(1.9)	$1.9	$(2.7)	$2.0

DERIVATIVES NOT DESIGNATED AS HEDGING INSTRUMENTS	RECOGNIZED IN STATEMENT OF OPERATIONS	AMOUNT OF GAIN / (LOSS)
		THREE MONTHS ENDED		SIX MONTHS ENDED
		MARCH 28, 2020	MARCH 30, 2019	MARCH 28, 2020	MARCH 30, 2019
		(In millions)
Currency forward contracts	Other income / expense, net	$5.9	$(0.2)	$1.1	$3.3
Commodity hedging instruments	Cost of sales	(2.8)	1.5	(2.3)	(2.2)
Total		$3.1	$1.3	$(1.2)	$1.1

NOTE 12. FAIR VALUE MEASUREMENTS
The following table summarizes the fair value of the Company’s assets and liabilities for which disclosure of fair value is required (in millions):

		MARCH 28, 2020		MARCH 30, 2019		SEPTEMBER 30, 2019
	FAIR VALUE HEIRARCHY LEVEL	CARRYING AMOUNT	ESTIMATED FAIR VALUE	CARRYING AMOUNT	ESTIMATED FAIR VALUE	CARRYING AMOUNT	ESTIMATED FAIR VALUE
Assets:
Cash equivalents	Level 1	$2.1	$2.1	$1.2	$1.2	$2.0	$2.0
Other
Investment securities in non-qualified retirement plan assets	Level 1	22.6	22.6	20.9	20.9	21.6	21.6
Bonnie Option	Level 3	11.3	11.3	13.0	13.0	11.3	11.3

Liabilities:
Debt instruments
Credit facilities – revolving loans	Level 2	691.9	691.9	666.2	666.2	147.2	147.2
Credit facilities – term loans	Level 2	740.0	740.0	770.0	770.0	750.0	750.0
Senior Notes – 4.500%	Level 1	450.0	400.5	—	—	—	—
Senior Notes – 5.250%	Level 1	250.0	239.1	250.0	245.0	250.0	263.4
Senior Notes – 6.000%	Level 1	—	—	400.0	416.0	400.0	412.5
Receivables facility	Level 2	160.0	160.0	300.0	300.0	76.0	76.0
Other
Debt	Level 2	8.7	8.7	18.6	18.6	10.3	10.3
Contingent consideration	Level 3	—	—	0.9	0.9	—	—

NOTE 13. LEASES AND OTHER COMMITMENTS
The Company leases certain property and equipment from third parties under various non-cancelable lease agreements, including industrial, commercial and office properties and equipment that support the management, manufacturing, distribution and research and development of products marketed and sold by the Company. Certain lease agreements contain renewal and purchase options. The lease agreements generally require that the Company pay taxes, insurance and maintenance expenses related to the leased assets. There were no material operating leases that the Company had entered into and that were yet to commence as of March 28, 2020. From time to time, the Company will sublease portions of its facilities, resulting in sublease income. Sublease income and the related cash flows are not material to the condensed consolidated financial statements for the three months ended March 28, 2020.
The Company leases certain vehicles (primarily cars and light trucks) under agreements that are cancelable after the first year, but typically continue on a month-to-month basis until canceled by the Company. The vehicle leases and certain other non-cancelable operating leases contain residual value guarantees that create a contingent obligation on the part of the Company to compensate the lessor if the leased asset cannot be sold for an amount in excess of a specified minimum value at the conclusion of the lease term. If all such vehicle leases had been canceled as of March 28, 2020, the Company’s residual value guarantee would have approximated $3.4 million.

Supplemental balance sheet information related to the Company’s leases was as follows:

	BALANCE SHEET LOCATION	MARCH 28, 2020
		(In millions)
Operating leases:
Right-of-use assets	Other assets	$125.6

Current lease liabilities	Other current liabilities	44.6
Non-current lease liabilities	Other liabilities	85.7
Total operating lease liabilities		$130.3

Finance leases:
Right-of-use assets	Property, plant and equipment, net	$35.0

Current lease liabilities	Current portion of debt	4.7
Non-current lease liabilities	Long-term debt	31.2
Total finance lease liabilities		$35.9
        Components of lease cost were as follows:

	THREE MONTHS ENDED	SIX MONTHS ENDED
	MARCH 28, 2020	MARCH 28, 2020
	(In millions)
Operating lease cost (a)	$13.5	$26.6
Variable lease cost	3.5	5.8
Short term lease cost	1.7	2.9

Finance lease cost
Amortization of right-of-use assets	1.4	2.3
Interest on lease liabilities	0.4	0.7
Total finance lease cost	$1.8	$3.0
(a)Operating lease cost includes amortization of ROU assets for the three and six months ended March 28, 2020 of $11.8 million and $22.9 million, respectively.
Supplemental cash flow information and non-cash activity related to the Company’s leases were as follows:

SIX MONTHS ENDED
MARCH 28, 2020
(In millions)
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases, net	$27.1
Operating cash flows from finance leases	0.7
Financing cash flows from finance leases	1.4

Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$19.4
Finance leases	11.9

Weighted-average remaining lease term and discount rate for the Company’s leases were as follows:

MARCH 28, 2020
Weighted-average remaining lease term (in years):
Operating leases	3.9
Finance leases	8.8

Weighted-average discount rate:
Operating leases	3.8%
Finance leases	4.2%
Maturities of lease liabilities by fiscal year for the Company’s leases as of March 28, 2020 were as follows (in millions):

Year	OPERATING LEASES	FINANCE LEASES
2020 (remainder of the year)	$26.9	$3.0
2021	43.9	6.1
2022	31.4	6.1
2023	16.9	6.1
2024	8.8	6.2
Thereafter	13.2	16.0
Total lease payments	141.1	43.5
Less: Imputed interest	(10.8)	(7.6)
Total lease liabilities	$130.3	$35.9
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

The following table presents financial information for the Company’s reportable segments for each of the periods indicated:

	THREE MONTHS ENDED		SIX MONTHS ENDED
	MARCH 28, 2020	MARCH 30, 2019	MARCH 28, 2020	MARCH 30, 2019
	(In millions)
Net sales:
U.S. Consumer	$1,102.7	$993.5	$1,250.1	$1,130.4
Hawthorne	230.0	144.1	428.8	284.8
Other	50.1	52.3	69.7	72.8
Consolidated	$1,382.8	$1,189.9	$1,748.6	$1,488.0

Segment Profit (Loss):
U.S. Consumer	$372.9	$320.0	$331.5	$277.0
Hawthorne	25.5	10.3	39.4	14.7
Other	4.0	3.8	0.4	(0.2)
Total Segment Profit	402.4	334.1	371.3	291.5
Corporate	(36.9)	(34.3)	(63.0)	(62.1)
Intangible asset amortization	(8.1)	(8.4)	(15.8)	(16.8)
Impairment, restructuring and other	(3.7)	(1.2)	(1.4)	(7.2)
Equity in income of unconsolidated affiliates	—	2.0	—	3.3
Costs related to refinancing	—	—	(15.1)	—
Interest expense	(22.7)	(28.9)	(42.7)	(54.1)
Other non-operating income, net	2.8	260.1	5.4	262.9
Income from continuing operations before income taxes	$333.8	$523.4	$238.7	$417.5

The following table presents net sales by product category for each of the periods indicated:

	THREE MONTHS ENDED		SIX MONTHS ENDED
	MARCH 28, 2020	MARCH 30, 2019	MARCH 28, 2020	MARCH 30, 2019
	(In millions)
U.S. Consumer:
Growing media	$416.8	$365.4	$461.6	$403.7
Lawn care	451.2	423.0	502.0	472.7
Controls	115.0	114.8	143.8	145.0
Roundup® marketing agreement	54.1	33.8	63.0	41.9
Other, primarily gardening and landscape	65.6	56.5	79.7	67.1
Hawthorne:
Indoor, urban and hydroponic gardening	230.0	144.1	428.8	284.8
Other:
Growing media	13.5	15.1	24.7	26.0
Lawn care	20.9	20.7	24.3	23.2
Other, primarily gardening and controls	15.7	16.5	20.7	23.6
Total net sales	$1,382.8	$1,189.9	$1,748.6	$1,488.0

The following table presents net sales by geographic area for each of the periods indicated:

	THREE MONTHS ENDED		SIX MONTHS ENDED
	MARCH 28, 2020	MARCH 30, 2019	MARCH 28, 2020	MARCH 30, 2019
	(In millions)
Net sales:
United States	$1,318.8	$1,124.6	$1,639.2	$1,371.5
International	64.0	65.3	109.4	116.5
	$1,382.8	$1,189.9	$1,748.6	$1,488.0

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The purpose of this discussion is to provide an understanding of the financial condition and results of operations of The Scotts Miracle-Gro Company (“Scotts Miracle-Gro”) and its subsidiaries (collectively, together with Scotts Miracle-Gro, the “Company,” “we” or “us”) by focusing on changes in certain key measures from year-to-year. This Management’s Discussion and Analysis (“MD&A”) is divided into the following sections:
•Executive summary
•Results of operations
•Segment results
•Liquidity and capital resources
•Regulatory matters
•Critical accounting policies and estimates
This MD&A should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in Scotts Miracle-Gro’s Annual Report on Form 10-K for the fiscal year ended September 30, 2019 (the “2019 Annual Report”).
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
On August 11, 2014, Scotts Miracle-Gro announced that its Board of Directors authorized the repurchase of up to $500.0 million of the common shares of Scotts Miracle-Gro (“Common Shares”) over a five-year period (effective November 1, 2014 through September 30, 2019). On August 3, 2016, Scotts Miracle-Gro announced that its Board of Directors authorized a $500.0 million increase to the share repurchase authorization ending on September 30, 2019. On August 2, 2019, the Scotts Miracle-Gro Board of Directors authorized an extension of the current share repurchase authorization through March 28, 2020. The amended authorization allows for repurchases of Common Shares of up to an aggregate of $1.0 billion through March 28, 2020. During the three and six months ended March 28, 2020, Scotts Miracle-Gro repurchased 0.4 million Common Shares under the program for $48.2 million. There were no share repurchases under the share repurchase authorization during the three and six months ended March 30, 2019. From the effective date of the share repurchase authorization in the fourth quarter of fiscal 2014 through March 28, 2020, Scotts Miracle-Gro repurchased approximately 8.7 million Common Shares for $762.8 million. On January 31, 2020, the Scotts Miracle-Gro Board of Directors authorized a new repurchase program allowing for repurchases of up to $750.0 million of Common Shares from April 30, 2020 through March 25, 2023. On March 26, 2020, the Company announced a temporary suspension of share repurchase activity, effective as of March 30, 2020, in order to enhance the Company’s financial flexibility in response to the COVID-19 pandemic.
On July 30, 2019, the Scotts Miracle-Gro Board of Directors approved an increase in our quarterly cash dividend from $0.55 to $0.58 per Common Share, which was first paid in the fourth quarter of fiscal 2019.
COVID-19 Response and Impacts
The World Health Organization recognized a novel strain of coronavirus (“COVID-19”) as a public health emergency of international concern on January 30, 2020 and as a global pandemic on March 11, 2020. Public health responses have included national pandemic preparedness and response plans, travel restrictions, quarantines, curfews, event postponements and cancellations and closures of facilities including local schools and businesses. The global pandemic and actions taken to contain COVID-19 have adversely affected the global economy and financial markets.
In response to the COVID-19 pandemic, we have implemented additional measures intended to both protect the health and safety of our employees and maintain our ability to provide products to our customers, including (i) requiring a significant part of our workforce to work from home, (ii) monitoring our employees for COVID-19 symptoms, (iii) making additional personal protective equipment available to our operations team, (iv) requiring all manufacturing and warehousing associates to take their temperatures before beginning a shift, (v) modifying work methods and schedules of our manufacturing and field associates to create distance or add barriers between associates, consumers and others, (vi) expanding cleaning efforts at our operation centers, (vii) modifying attendance policies so that associates may elect to stay home if they have symptoms, (viii) prioritizing production for goods that are more essential to our customers and (ix) implementing an interim premium pay allowance for associates in our field sales force as well as those still working in manufacturing or distribution centers. In addition, to help address the critical shortage of personal protective equipment in the fight against COVID-19, we have shifted production in our Temecula, California manufacturing plant to produce face shields to help protect healthcare workers and first responders in critical need areas across the country. As a result of these additional measures and initiatives, we expect to incur up to $35 million of incremental costs, mostly related to premium pay provided to our associates which we expect will continue into the month of May. While we believe that these efforts should enable us to maintain our operations during the COVID-19 pandemic, we can provide no assurance that we will be able to do so as a result of the unpredictability of the ultimate impact of the COVID-19 pandemic, including the responses of local, state, federal and foreign governmental authorities to the pandemic.
At this time, our manufacturing and distribution operations are viewed as essential services and continue to operate. Our major retail partners have been designated as essential services and remain open at this time, however, in certain places are operating under reduced hours and customer capacity limitations. There have been no significant disruptions in incoming supplies or raw materials. We believe we have sufficient liquidity to satisfy our cash needs, however, we continue to evaluate and take action, as necessary, to preserve adequate liquidity and ensure that our business can continue to operate during these uncertain times. At March 28, 2020, we had $785.7 million of borrowing availability under our fifth amended and restated credit agreement (the “Fifth A&R Credit Agreement”). In order to enhance our financial flexibility, we have suspended share repurchases and delayed certain capital expenditures. In addition, given the strong demand for our products through the first half of the fiscal year and our flexibility to reduce certain discretionary spending for the remainder of the year, we continue to maintain our projected earnings range for fiscal 2020.
The extent to which the COVID-19 pandemic will ultimately impact our business, results of operations, financial condition and cash flows depends on future developments that are highly uncertain, rapidly evolving and difficult to predict at this time. Depending on the length and severity of COVID-19, we may experience an increase or decrease in customer orders driven by volatility in retail foot traffic, consumer shopping and consumption behavior. Also, we are not able to predict the impact that the COVID-19 pandemic may have on the seasonality of our business.
Refer to “Item 1A. Risk Factors” in “Part II. Other Information” for further information regarding the risks associated with the COVID-19 pandemic.
RESULTS OF OPERATIONS
The following table sets forth the components of earnings as a percentage of net sales for the three months ended March 28, 2020 and March 30, 2019 (dollars in millions):

	MARCH 28, 2020	% OF NET SALES	MARCH 30, 2019	% OF NET SALES
Net sales	$1,382.8	100.0%	$1,189.9	100.0%
Cost of sales	829.2	60.0	716.8	60.2
Cost of sales—impairment, restructuring and other	3.4	0.2	1.0	0.1
Gross profit	550.2	39.8	472.1	39.7
Operating expenses:
Selling, general and administrative	195.6	14.1	179.7	15.1
Impairment, restructuring and other	0.3	—	0.2	—
Other expense, net	0.6	—	2.0	0.2
Income from operations	353.7	25.6	290.2	24.4
Equity in income of unconsolidated affiliates	—	—	(2.0)	(0.2)
Interest expense	22.7	1.6	28.9	2.4
Other non-operating income, net	(2.8)	(0.2)	(260.1)	(21.9)
Income from continuing operations before income taxes	333.8	24.1	523.4	44.0
Income tax expense from continuing operations	84.0	6.1	126.5	10.6
Income from continuing operations	249.8	18.1	396.9	33.4
Income (loss) from discontinued operations, net of tax	2.6	0.2	(0.5)	—
Net income	$252.4	18.3%	$396.4	33.3%
The sum of the components may not equal due to rounding.

The following table sets forth the components of earnings as a percentage of net sales for the six months ended March 28, 2020 and March 30, 2019 (dollars in millions):

	MARCH 28, 2020	% OF NET SALES	MARCH 30, 2019	% OF NET SALES
Net sales	$1,748.6	100.0%	$1,488.0	100.0%
Cost of sales	1,140.6	65.2	977.8	65.7
Cost of sales—impairment, restructuring and other	3.6	0.2	3.5	0.2
Gross profit	604.4	34.6	506.7	34.1
Operating expenses:
Selling, general and administrative	315.4	18.0	296.0	19.9
Impairment, restructuring and other	(2.2)	(0.1)	3.7	0.2
Other expense, net	0.1	—	1.6	0.1
Income from operations	291.1	16.6	205.4	13.8
Equity in income of unconsolidated affiliates	—	—	(3.3)	(0.2)
Costs related to refinancing	15.1	0.9	—	—
Interest expense	42.7	2.4	54.1	3.6
Other non-operating income, net	(5.4)	(0.3)	(262.9)	(17.7)
Income from continuing operations before income taxes	238.7	13.7	417.5	28.1
Income tax expense from continuing operations	60.2	3.4	103.2	6.9
Income from continuing operations	178.5	10.2	314.3	21.1
Income from discontinued operations, net of tax	2.6	0.1	2.5	0.2
Net income	$181.1	10.4%	$316.8	21.3%
The sum of the components may not equal due to rounding.

Net Sales
Net sales for the three months ended March 28, 2020 were $1,382.8 million, an increase of 16.2% from the three months ended March 30, 2019. Net sales for the six months ended March 28, 2020 were $1,748.6 million, an increase of 17.5% from the six months ended March 30, 2019. These changes in net sales were attributable to the following:

	THREE MONTHS ENDED	SIX MONTHS ENDED
	MARCH 28, 2020	MARCH 28, 2020
Volume	15.3%	16.1%
Pricing	1.1	1.6
Foreign exchange rates	(0.2)	(0.2)
Change in net sales	16.2%	17.5%
The increase in net sales for the three months ended March 28, 2020 as compared to the three months ended March 30, 2019 was primarily driven by:
•increased sales volume driven by soils, fertilizer, grass seed, mulch, controls and plant food products in our U.S. Consumer segment and hydroponic gardening products in our Hawthorne segment, partially offset by a decrease of $20.2 million, due to the loss in sales from the Roundup® brand extension products that were sold to Monsanto during fiscal 2019, and decreased sales in our Other segment;
•increased pricing in our U.S. Consumer, Hawthorne and Other segments; and
•increased net sales associated with the Roundup® marketing agreement driven by a contractual increase in commission income;
•partially offset by the unfavorable impact of foreign exchange rates as a result of the strengthening of the U.S. dollar relative to the euro and the Canadian dollar.

The increase in net sales for the six months ended March 28, 2020 as compared to the six months ended March 30, 2019 was primarily driven by:
•increased sales volume driven by soils, fertilizer, grass seed, mulch, controls and plant food products in our U.S. Consumer segment and hydroponic gardening products in our Hawthorne segment, partially offset by a decrease of $22.1 million, due to the loss in sales from the Roundup® brand extension products that were sold to Monsanto during fiscal 2019, and decreased sales in our Other segment;
•increased pricing in our U.S. Consumer, Hawthorne and Other segments; and
•increased net sales associated with the Roundup® marketing agreement driven by a contractual increase in commission income;
•partially offset by the unfavorable impact of foreign exchange rates as a result of the strengthening of the U.S. dollar relative to the euro and the Canadian dollar.
Cost of Sales
The following table shows the major components of cost of sales for the periods indicated:

	THREE MONTHS ENDED		SIX MONTHS ENDED
	MARCH 28, 2020	MARCH 30, 2019	MARCH 28, 2020	MARCH 30, 2019
	(In millions)
Materials	$486.1	$417.5	$653.8	$552.3
Manufacturing labor and overhead	183.3	159.1	250.1	213.5
Distribution and warehousing	142.8	125.8	206.4	185.0
Costs associated with Roundup® marketing agreement	17.0	14.4	30.3	27.0
	829.2	716.8	1,140.6	977.8
Impairment, restructuring and other	3.4	1.0	3.6	3.5
	$832.6	$717.8	$1,144.2	$981.3

Factors contributing to the change in cost of sales are outlined in the following table:

	THREE MONTHS ENDED	SIX MONTHS ENDED
	MARCH 28, 2020	MARCH 28, 2020
	(In millions)
Volume, product mix and other	$116.3	$166.9
Costs associated with Roundup® marketing agreement	2.6	3.3
Foreign exchange rates	(1.5)	(1.7)
Material costs	(5.0)	(5.8)
	112.4	162.7
Impairment, restructuring and other	2.4	0.2
Change in cost of sales	$114.8	$162.9

The increase in cost of sales for the three months ended March 28, 2020 as compared to the three months ended March 30, 2019 was primarily driven by:
•higher sales volume in our U.S. Consumer and Hawthorne segments;
•higher warehousing costs included within “volume, product mix and other” associated with our U.S. Consumer and Hawthorne segments driven by higher inventory levels;
•an increase in costs associated with the Roundup® marketing agreement; and
•an increase in impairment, restructuring and other charges of $2.4 million as a result of costs associated with the COVID-19 pandemic;
•partially offset by lower material costs in our Hawthorne segment;
•lower transportation costs included within “volume, product mix and other,” partially offset by unfavorable mark-to-market adjustments of $3.8 million on our U.S. Consumer segment fuel hedges; and
•the favorable impact of foreign exchange rates as a result of the strengthening of the U.S. dollar relative to the euro and Canadian dollar.
The increase in cost of sales for the six months ended March 28, 2020 as compared to the six months ended March 30, 2019 was primarily driven by:
•higher sales volume in our U.S. Consumer and Hawthorne segments;
•higher warehousing costs and inventory adjustments to net realizable value included within “volume, product mix and other” associated with our U.S. Consumer and Hawthorne segments driven by higher inventory levels; and
•an increase in costs associated with the Roundup® marketing agreement;
•partially offset by lower material costs in our Hawthorne segment;
•lower transportation costs included within “volume, product mix and other” in our U.S. Consumer and Hawthorne segments; and
•the favorable impact of foreign exchange rates as a result of the strengthening of the U.S. dollar relative to the euro and Canadian dollar.
Gross Profit
As a percentage of net sales, our gross profit rate was 39.8% and 39.7% for the three months ended March 28, 2020 and March 30, 2019, respectively. As a percentage of net sales, our gross profit rate was 34.6% and 34.1% for the six months ended March 28, 2020 and March 30, 2019, respectively. Factors contributing to the change in gross profit rate are outlined in the following table:

	THREE MONTHS ENDED	SIX MONTHS ENDED
	MARCH 28, 2020	MARCH 28, 2020
Roundup® commissions and reimbursements	0.7%	0.6%
Pricing	0.3	0.5
Material costs	0.4	0.3
Volume, product mix and other	(1.1)	(0.9)
	0.3%	0.5%
Impairment, restructuring and other	(0.2)	—
Change in gross profit rate	0.1%	0.5%

The increase in gross profit rate for the three months ended March 28, 2020 as compared to the three months ended March 30, 2019 was primarily driven by:
•a contractual increase in commission income associated with the Roundup® marketing agreement;
•increased pricing in our U.S. Consumer, Hawthorne and Other segments;
•lower transportation costs included within “volume, product mix and other,” partially offset by unfavorable mark-to-market adjustments of $3.8 million on our U.S. Consumer segment fuel hedges;
•lower material costs in our Hawthorne segment; and
•favorable leverage of fixed costs driven by higher sales volume in our U.S. Consumer and Hawthorne segments;
•partially offset by unfavorable mix driven by higher sales growth in our Hawthorne segment relative to our U.S. Consumer segment;
•higher warehousing costs included within “volume, product mix and other” associated with our U.S. Consumer and Hawthorne segments driven by higher inventory levels; and
•an increase in impairment, restructuring and other charges of $2.4 million as a result of costs associated with the COVID-19 pandemic.
The increase in gross profit rate for the six months ended March 28, 2020 as compared to the six months ended March 30, 2019 was primarily driven by:
•a contractual increase in commission income associated with the Roundup® marketing agreement;
•increased pricing in our U.S. Consumer, Hawthorne and Other segments;
•lower transportation costs included within “volume, product mix and other” in our U.S. Consumer and Hawthorne segments;
•lower material costs in our Hawthorne segment; and
•favorable leverage of fixed costs driven by higher sales volume in our U.S. Consumer and Hawthorne segments;
•partially offset by unfavorable mix in our U.S. Consumer and Hawthorne segments; and
•higher warehousing costs and inventory adjustments to net realizable value included within “volume, product mix and other” associated with our U.S. Consumer and Hawthorne segments driven by higher inventory levels.
Selling, General and Administrative Expenses
The following table sets forth the components of selling, general and administrative expenses (“SG&A”) for the periods indicated:

	THREE MONTHS ENDED		SIX MONTHS ENDED
	MARCH 28, 2020	MARCH 30, 2019	MARCH 28, 2020	MARCH 30, 2019
	(In millions)
Advertising	$56.0	$54.2	$66.8	$64.5
Share-based compensation	12.0	10.4	19.0	17.0
Research and development	9.7	9.4	18.9	18.6
Amortization of intangibles	7.9	8.3	15.4	16.5
Other selling, general and administrative	110.0	97.4	195.3	179.4
	$195.6	$179.7	$315.4	$296.0
SG&A increased $15.9 million, or 8.8%, during the three months ended March 28, 2020 compared to the three months ended March 30, 2019. Advertising expense increased $1.8 million, or 3.3%, during the three months ended March 28, 2020 driven by increased media spending in our U.S. Consumer segment. Share-based compensation expense increased $1.6 million, or 15.4%, during the three months ended March 28, 2020 due to an increase in the expected payout percentage on long-term performance-based awards as a result of strong cash flow performance. Other SG&A increased $12.6 million, or 12.9%, during the three months ended March 28, 2020 driven by higher short-term variable cash incentive compensation expense and higher selling expense.
SG&A increased $19.4 million, or 6.6%, during the six months ended March 28, 2020 compared to the six months ended March 30, 2019. Advertising expense increased $2.3 million, or 3.6%, during the six months ended March 28, 2020 driven by increased media spending in our U.S. Consumer segment. Share-based compensation expense increased $2.0 million, or 11.8%, during the six months ended March 28, 2020 due to an increase in the expected payout percentage on long-term performance-based awards as a result of strong cash flow performance. Other SG&A increased $15.9 million, or 8.9%, during the six months ended March 28, 2020 driven by higher short-term variable cash incentive compensation expense and higher selling expense.
Impairment, Restructuring and Other
Activity described herein is classified within the “Cost of sales—impairment, restructuring and other,” “Impairment, restructuring and other” and “Income (loss) from discontinued operations, net of tax” lines in the Condensed Consolidated Statements of Operations. The following table details impairment, restructuring and other charges (recoveries) for each of the periods presented:

	THREE MONTHS ENDED		SIX MONTHS ENDED
	MARCH 28, 2020	MARCH 30, 2019	MARCH 28, 2020	MARCH 30, 2019
	(In millions)
Cost of sales—impairment, restructuring and other:
Restructuring and other charges	$3.4	$1.0	$3.6	$3.0
Property, plant and equipment impairments	—	—	—	0.5
Operating expenses:
Restructuring and other charges (recoveries), net	0.3	0.2	(2.2)	3.7
Impairment, restructuring and other charges from continuing operations	3.7	1.2	1.4	7.2
Restructuring and other charges (recoveries), net, from discontinued operations	(3.1)	—	(3.1)	(4.9)
Total impairment, restructuring and other charges (recoveries)	$0.6	$1.2	$(1.7)	$2.3
COVID-19
In response to the COVID-19 pandemic, we have implemented additional measures intended to both protect the health and safety of our employees and maintain our ability to provide products to our customers, including (i) requiring a significant part of our workforce to work from home, (ii) monitoring our employees for COVID-19 symptoms, (iii) making additional personal protective equipment available to our operations team, (iv) requiring all manufacturing and warehousing associates to take their temperatures before beginning a shift, (v) modifying work methods and schedules of our manufacturing and field associates to create distance or add barriers between associates, consumers and others, (vi) expanding cleaning efforts at our operation centers, (vii) modifying attendance policies so that associates may elect to stay home if they have symptoms, (viii) prioritizing production for goods that are more essential to our customers and (ix) implementing an interim premium pay allowance for associates in our field sales force as well as those still working in manufacturing or distribution centers. In addition, to help address the critical shortage of personal protective equipment in the fight against COVID-19, we have shifted production in our Temecula, California manufacturing plant to produce face shields to help protect healthcare workers and first responders in critical need areas across the country. As a result of these additional measures and initiatives, we expect to incur up to $35 million of incremental costs, mostly related to premium pay provided to our associates which we expect will continue into the month of May. During the three and six months ended March 28, 2020, we incurred costs of $3.8 million associated with the COVID-19 pandemic primarily related to premium pay and incremental cleaning costs. We incurred costs of $2.6 million in our U.S. Consumer segment and $0.5 million in our Hawthorne segment in the “Cost of sales—impairment, restructuring and other” line in the Condensed Consolidated Statements of Operations during the three and six months ended March 28, 2020. We incurred costs of $0.7 million in our U.S. Consumer segment in the “Impairment, restructuring and other” line in the Condensed Consolidated Statements of Operations during the three and six months ended March 28, 2020.
Project Catalyst
In connection with the acquisition of Sunlight Supply during the third quarter of fiscal 2018, we announced the launch of an initiative called Project Catalyst, which is a company-wide restructuring effort to reduce operating costs throughout our U.S. Consumer, Hawthorne and Other segments and drive synergies from acquisitions within our Hawthorne segment. Costs incurred during the three and six months ended March 28, 2020 related to Project Catalyst were not material. Costs incurred to date since the inception of Project Catalyst are $25.9 million for our Hawthorne segment, $13.4 million for our U.S. Consumer segment, $1.3 million for our Other segment and $2.8 million for Corporate. Additionally, during the three and six months ended March 28, 2020, we received zero and $2.6 million, respectively, from the final settlement of escrow funds related to a previous acquisition within the Hawthorne segment that was recognized in the “Impairment, restructuring and other” line in the Condensed Consolidated Statements of Operations.

During the three and six months ended March 30, 2019, we incurred charges of $2.1 million and $7.6 million, respectively, related to Project Catalyst. We incurred charges of $0.1 million and $0.4 million in our U.S. Consumer segment, $0.6 million and $2.5 million in our Hawthorne segment and $0.3 million and $0.6 million in our Other segment in the “Cost of sales—impairment, restructuring and other” line in the Condensed Consolidated Statements of Operations during the three and six months ended March 30, 2019, respectively, related to employee termination benefits, facility closure costs and impairment of property, plant and equipment. We incurred charges of $0.1 million and $0.5 million in our U.S. Consumer segment, $0.4 million and $2.1 million in our Hawthorne segment, $0.5 million and $0.6 million in our Other segment and $0.1 million and $0.9 million at Corporate in the “Impairment, restructuring and other” line in the Condensed Consolidated Statements of Operations during the three and six months ended March 30, 2019, respectively, related to employee termination benefits and facility closure costs.
Other
During the three and six months ended March 28, 2020, we recognized insurance recoveries of $1.5 million related to the previously disclosed legal matter In re Morning Song Bird Food Litigation in the “Income (loss) from discontinued operations, net of tax” line in the Condensed Consolidated Statements of Operations. During the three and six months ended March 30, 2019, we recognized insurance recoveries of zero and $5.0 million related to this matter in the “Income (loss) from discontinued operations, net of tax” line in the Condensed Consolidated Statements of Operations Refer to “NOTE 2. DISCONTINUED OPERATIONS” of the Notes to Condensed Consolidated Financial Statements (Unaudited) included in this Quarterly Report on Form 10-Q for more information.
During the three and six months ended March 30, 2019, we recognized favorable adjustments of $0.9 million and $0.4 million, respectively, related to the previously disclosed legal matter In re Scotts EZ Seed Litigation in the “Impairment, restructuring and other” line in the Condensed Consolidated Statements of Operations.
Other Expense, net
Other expense is comprised of activities outside our normal business operations, such as royalty income from the licensing of certain of our brand names, foreign exchange transaction gains and losses and gains and losses from the disposition of non-inventory assets. Other expense was $0.6 million and $2.0 million for the three months ended March 28, 2020 and March 30, 2019, respectively. Other expense was $0.1 million and $1.6 million for the six months ended March 28, 2020 and March 30, 2019, respectively. The decrease for the three and six months ended March 28, 2020 was primarily due to lower foreign exchange transaction losses and a decrease in losses on long-lived assets.
Income from Operations
Income from operations was $353.7 million for the three months ended March 28, 2020, an increase of 21.9% compared to $290.2 million for the three months ended March 30, 2019. Income from operations was $291.1 million for the six months ended March 28, 2020, an increase of 41.7% compared to $205.4 million for the six months ended March 30, 2019. For the three months ended March 28, 2020, the increase was driven by higher net sales, an increase in gross profit rate and decreased other expense, partially offset by higher SG&A and higher impairment, restructuring and other charges. For the six months ended March 28, 2020, the increase was driven by higher net sales, an increase in gross profit rate, lower impairment, restructuring and other charges and decreased other expense, partially offset by higher SG&A.
Equity in Income of Unconsolidated Affiliates
Equity in income of unconsolidated affiliates was zero and $2.0 million for the three months ended March 28, 2020 and March 30, 2019, respectively, and was zero and $3.3 million for the six months ended March 28, 2020 and March 30, 2019, respectively. The decrease for the three and six months ended March 28, 2020 was attributable to the sale of our equity interest in an unconsolidated affiliate whose products support the professional U.S. industrial, turf and ornamental market (the “IT&O Joint Venture”) on April 1, 2019.
Costs Related to Refinancing
Costs related to refinancing were zero and $15.1 million for the three and six months ended March 28, 2020, respectively. The costs incurred for the six months ended March 28, 2020 were associated with the redemption of our 6.000% Senior Notes due 2023 (the “6.000% Senior Notes”), and are comprised of $12.0 million of redemption premium and $3.1 million of unamortized bond issuance costs that were written off. Refer to “NOTE 7. DEBT” of the Notes to the Condensed Consolidated Financial Statements (Unaudited) included in this Quarterly Report on Form 10-Q for more information regarding the redemption of the 6.000% Senior Notes.

Interest Expense
Interest expense was $22.7 million for the three months ended March 28, 2020, a decrease of 21.5% compared to $28.9 million for the three months ended March 30, 2019. The decrease was driven by a decrease in average borrowings of $289.5 million and a decrease in our weighted average interest rate of 50 basis points. The decrease in average borrowings was primarily driven by the application of the proceeds from the sale of our approximately 30% equity interest in Outdoor Home Services Holdings LLC, a lawn service joint venture between the Company and TruGreen Holding Corporation (the “TruGreen Joint Venture”), the payoff of second lien term loan financing by the TruGreen Joint Venture, the sale of our equity interest in the IT&O Joint Venture and the sale of the Roundup® brand extension assets to reduce our indebtedness. The decrease in our weighted average interest rate was driven by lower borrowing rates on the Fifth A&R Credit Agreement, the issuance of the 4.500% Senior Notes due 2029 (the “4.500% Senior Notes”) and the redemption of the 6.000% Senior Notes.
Interest expense was $42.7 million for the six months ended March 28, 2020, a decrease of 21.1% compared to $54.1 million for the six months ended March 30, 2019. The decrease was driven by a decrease in average borrowings of $310.5 million and a decrease in our weighted average interest rate of 40 basis points. The decrease in average borrowings was primarily driven by the application of the proceeds from the sale of our approximately 30% equity interest in the TruGreen Joint Venture, the payoff of second lien term loan financing by the TruGreen Joint Venture, the sale of our equity interest in the IT&O Joint Venture and the sale of the Roundup® brand extension assets to reduce our indebtedness. The decrease in our weighted average interest rate was driven by lower borrowing rates on the Fifth A&R Credit Agreement, the issuance of the 4.500% Senior Notes and the redemption of the 6.000% Senior Notes.
Other Non-Operating Income, net
Other non-operating income, which includes the non-service-cost components of net benefit cost and interest income, was $2.8 million and $260.1 million for the three months ended March 28, 2020 and March 30, 2019, respectively, and was $5.4 million and $262.9 million for the six months ended March 28, 2020 and March 30, 2019, respectively.
On March 19, 2019, we entered into an agreement under which we sold, to TruGreen Companies L.L.C., a subsidiary of TruGreen Holding Corporation, all of our approximately 30% equity interest in the TruGreen Joint Venture. Prior to this transaction, our net investment and advances with respect to the TruGreen Joint Venture had been reduced to a liability which resulted in an amount recorded in the “Distributions in excess of investment in unconsolidated affiliate” line in the Condensed Consolidated Balance Sheets. In connection with this transaction, we received cash proceeds of $234.2 million related to the sale of our equity interest in the TruGreen Joint Venture and $18.4 million related to the payoff of second lien term loan financing by the TruGreen Joint Venture. During the three and six months ended March 30, 2019, we also received a distribution from the TruGreen Joint Venture intended to cover certain required tax payments of $3.5 million, which was classified as an investing activity in the Condensed Consolidated Statements of Cash Flows. During the three and six months ended March 30, 2019, we recognized a pre-tax gain of $259.8 million related to this sale in the “Other non-operating income, net” line in the Condensed Consolidated Statements of Operations.
During the three and six months ended March 30, 2019, we recognized a charge of $2.5 million in the “Other non-operating income, net” line in the Condensed Consolidated Statements of Operations related to the write-off of accumulated foreign currency translation loss adjustments of a foreign subsidiary that was substantially liquidated.
Income Tax Expense from Continuing Operations
The effective tax rates related to continuing operations for the six months ended March 28, 2020 and March 30, 2019 were 25.2% and 24.7%, respectively. The effective tax rate used for interim purposes is based on our best estimate of factors impacting the effective tax rate for the full fiscal year. Factors affecting the estimated effective tax rate include assumptions as to income by jurisdiction (domestic and foreign), the availability and utilization of tax credits and the existence of elements of income and expense that may not be taxable or deductible. The estimated effective tax rate is subject to revision in later interim periods and at fiscal year end as facts and circumstances change during the course of the fiscal year. There can be no assurance that the effective tax rate estimated for interim financial reporting purposes will approximate the effective tax rate determined at fiscal year end.
Income from Continuing Operations
Income from continuing operations was $249.8 million, or $4.43 per diluted share, for the three months ended March 28, 2020 compared to $396.9 million, or $7.10 per diluted share, for the three months ended March 30, 2019. The decrease in income from continuing operations was driven by lower other non-operating income, higher SG&A, increased impairment, restructuring and other charges and lower equity in income of unconsolidated affiliates, partially offset by higher net sales, an increase in gross profit rate, decreased other expense and lower interest expense.

Diluted average common shares used in the diluted income per common share calculation were 56.4 million for the three months ended March 28, 2020 compared to 55.9 million for the three months ended March 30, 2019. The increase was primarily the result of the exercise and issuance of share-based compensation awards, partially offset by Common Share repurchase activity.
Income from continuing operations was $178.5 million, or $3.15 per diluted share, for the six months ended March 28, 2020 compared to $314.3 million, or $5.62 per diluted share, for the six months ended March 30, 2019. The decrease in income from continuing operations was driven by lower other non-operating income, higher SG&A, costs related to refinancing and lower equity in income of unconsolidated affiliates, partially offset by higher net sales, an increase in gross profit rate, lower impairment, restructuring and other charges, decreased other expense and lower interest expense.
Diluted average common shares used in the diluted income per common share calculation were 56.6 million for the six months ended March 28, 2020 compared to 55.9 million for the six months ended March 30, 2019. The increase was primarily the result of the exercise and issuance of share-based compensation awards, partially offset by Common Share repurchase activity.
Income (Loss) from Discontinued Operations, net of tax
Income (loss) from discontinued operations, net of tax, was $2.6 million for the three and six months ended March 28, 2020, as compared to $(0.5) million and $2.5 million for the three and six months ended March 30, 2019, respectively.
During the three and six months ended March 28, 2020, we recognized insurance recoveries of $1.5 million related to the previously disclosed legal matter In re Morning Song Bird Food Litigation. During the three and six months ended March 30, 2019, we recognized insurance recoveries of zero and $5.0 million, respectively, related to this matter. Refer to “NOTE 2. DISCONTINUED OPERATIONS” of the Notes to Condensed Consolidated Financial Statements (Unaudited) included in this Quarterly Report on Form 10-Q for more information.
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
The following table sets forth net sales by segment:

	THREE MONTHS ENDED		SIX MONTHS ENDED
	MARCH 28, 2020	MARCH 30, 2019	MARCH 28, 2020	MARCH 30, 2019
	(In millions)
U.S. Consumer	$1,102.7	$993.5	$1,250.1	$1,130.4
Hawthorne	230.0	144.1	428.8	284.8
Other	50.1	52.3	69.7	72.8
Consolidated	$1,382.8	$1,189.9	$1,748.6	$1,488.0

The following table sets forth Segment Profit (Loss) as well as a reconciliation to income from continuing operations before income taxes, the most directly comparable GAAP measure:

	THREE MONTHS ENDED		SIX MONTHS ENDED
	MARCH 28, 2020	MARCH 30, 2019	MARCH 28, 2020	MARCH 30, 2019
	(In millions)
U.S. Consumer	$372.9	$320.0	$331.5	$277.0
Hawthorne	25.5	10.3	39.4	14.7
Other	4.0	3.8	0.4	(0.2)
Total Segment Profit (Non-GAAP)	402.4	334.1	371.3	291.5
Corporate	(36.9)	(34.3)	(63.0)	(62.1)
Intangible asset amortization	(8.1)	(8.4)	(15.8)	(16.8)
Impairment, restructuring and other	(3.7)	(1.2)	(1.4)	(7.2)
Equity in income of unconsolidated affiliates	—	2.0	—	3.3
Costs related to refinancing	—	—	(15.1)	—
Interest expense	(22.7)	(28.9)	(42.7)	(54.1)
Other non-operating income, net	2.8	260.1	5.4	262.9
Income from continuing operations before income taxes (GAAP)	$333.8	$523.4	$238.7	$417.5
U.S. Consumer
U.S. Consumer segment net sales were $1,102.7 million in the second quarter of fiscal 2020, an increase of 11.0% from second quarter of fiscal 2019 net sales of $993.5 million, and were $1,250.1 million for the first six months of fiscal 2020, an increase of 10.6% from the first six months of fiscal 2019 net sales of $1,130.4 million. For the second quarter of fiscal 2020, the increase was driven by the favorable impacts of volume and pricing of 10.3% and 0.7%, respectively. For the six months ended March 28, 2020, the increase was driven by the favorable impacts of volume and pricing of 9.5% and 1.1%, respectively. The increase in sales volume for the three and six months ended March 28, 2020 was driven by soils, fertilizer, grass seed, mulch, controls and plant food products as well as an increase in net sales associated with the Roundup® marketing agreement, partially offset by the loss in sales from the Roundup® brand extension products that were sold to Monsanto during fiscal 2019.
U.S. Consumer Segment Profit was $372.9 million in the second quarter of fiscal 2020, an increase of 16.5% from the second quarter of fiscal 2019 Segment Profit of $320.0 million; and was $331.5 million for the first six months of fiscal 2020, an increase of 19.7% from the first six months of fiscal 2019 Segment Profit of $277.0 million. For the three and six months ended March 28, 2020, the increase was due to higher net sales and gross profit rate, partially offset by higher SG&A.
Hawthorne
Hawthorne segment net sales were $230.0 million in the second quarter of fiscal 2020, an increase of 59.6% from second quarter of fiscal 2019 net sales of $144.1 million; and were $428.8 million for the first six months of fiscal 2020, an increase of 50.6% from the first six months of fiscal 2019 net sales of $284.8 million. For the second quarter of fiscal 2020, the increase was driven by the favorable impacts of volume and pricing of 56.6% and 3.5%, respectively, partially offset by the unfavorable impact of foreign exchange rates of 0.4%. For the six months ended March 28, 2020, the increase was driven by the favorable impacts of volume and pricing of 47.6% and 3.3%, respectively, partially offset by the unfavorable impact of foreign exchange rates of 0.4%.
Hawthorne Segment Profit was $25.5 million in the second quarter of fiscal 2020, an increase of 147.6% from the second quarter of fiscal 2019 Segment Profit of $10.3 million; and was $39.4 million for the first six months of fiscal 2020, an increase of 168.0% from the first six months of fiscal 2019 Segment Profit of $14.7 million. For the three and six months ended March 28, 2020, the increase was driven by higher net sales and gross profit rate, partially offset by higher SG&A.
Other
Other segment net sales were $50.1 million in the second quarter of fiscal 2020, a decrease of 4.2% from second quarter of fiscal 2019 net sales of $52.3 million; and were $69.7 million in the first six months of fiscal 2020, a decrease of 4.3% from the first six months of fiscal 2019 net sales of $72.8 million. For the second quarter of fiscal 2020, the decrease was driven by the unfavorable impacts of foreign exchange rates and volume of 2.8% and 2.1%, respectively, partially offset by the favorable impact of pricing of 0.6%. For the six months ended March 28, 2020, the decrease was driven by the unfavorable impacts of volume and foreign exchange rates of 3.0% and 1.8%, respectively, partially offset by the favorable impact of pricing of 0.6%.

The decrease in sales volume for the three and six months ended March 28, 2020 was driven by the closure of our business in Mexico and lower sales to professional customers.
Other Segment Profit was $4.0 million in the second quarter of fiscal 2020, an increase of 5.3% from second quarter of fiscal 2019 Segment Profit of $3.8 million. Other Segment Profit was $0.4 million for the first six months of fiscal 2020, as compared to the first six months of fiscal 2019 Segment Loss of $0.2 million. For the three and six months ended March 28, 2020, the increase was driven by a higher gross profit rate and lower SG&A.
Corporate
Corporate expenses were $36.9 million in the second quarter of fiscal 2020, an increase of 7.6% from second quarter of fiscal 2019 expenses of $34.3 million; and were $63.0 million for the first six months of fiscal 2020, an increase of 1.4% from the first six months of fiscal 2019 expenses of $62.1 million. For the three and six months ended March 28, 2020, the increase was driven by higher short-term variable cash incentive compensation expense, partially offset by lower travel expenses.
LIQUIDITY AND CAPITAL RESOURCES
The following table summarizes cash activities:

	SIX MONTHS ENDED
	MARCH 28, 2020	MARCH 30, 2019
	(In millions)
Net cash used in operating activities	$(607.1)	$(546.1)
Net cash provided by investing activities	82.1	229.7
Net cash provided by financing activities	537.3	320.6
Operating Activities
Cash used in operating activities totaled $607.1 million for the six months ended March 28, 2020, an increase of $61.0 million as compared to cash used in operating activities of $546.1 million for the six months ended March 30, 2019. This increase was driven by the timing of inventory production, higher short-term variable cash incentive compensation payouts and higher SG&A, partially offset by increased net sales, lower interest payments and payments made in connection with litigation settlements during the six months ended March 30, 2019.
Investing Activities
Cash provided by investing activities totaled $82.1 million for the six months ended March 28, 2020 as compared to cash provided by investing activities of $229.7 million for the six months ended March 30, 2019. Cash used for investments in property, plant and equipment during the first six months of fiscal 2020 and 2019 was $29.4 million and $20.9 million, respectively. During the six months ended March 28, 2020, we received proceeds of $115.5 million from the sale of the Roundup® brand extension assets. During the six months ended March 28, 2020, we made a $2.5 million loan investment and paid cash of $1.7 million associated with currency forward contracts. During the six months ended March 30, 2019, we sold our investment in the TruGreen Joint Venture for cash proceeds of $234.2 million related to the sale of the equity interest and $18.4 million related to the payoff of second lien term loan financing. During the six months ended March 30, 2019, we paid a post-closing net working capital adjustment obligation of $6.6 million related to the fiscal 2018 acquisition of Sunlight Supply and we received cash of $1.0 million associated with currency forward contracts.
Financing Activities
Cash provided by financing activities totaled $537.3 million for the six months ended March 28, 2020 as compared to cash provided by financing activities of $320.6 million for the six months ended March 30, 2019. This change was the result of the issuance of $450.0 million aggregate principal amount of 4.500% Senior Notes and an increase in net borrowings under our Fifth A&R Credit Facilities (as defined below) of $236.5 million driven by the timing of inventory production, partially offset by the redemption of all $400.0 million aggregate principal amount of 6.000% Senior Notes, payment of financing and issuance fees of $18.7 million and an increase in repurchases of our Common Shares of $47.4 million.
Cash and Cash Equivalents
Our cash and cash equivalents were held in cash depository accounts with major financial institutions around the world or invested in high-quality, short-term liquid investments having original maturities of three months or less. The cash and cash equivalents balances of $30.8 million, $37.5 million and $18.8 million as of March 28, 2020, March 30, 2019 and September 30, 2019, respectively, included $19.9 million, $25.6 million and $7.2 million, respectively, held by controlled foreign corporations. As of March 28, 2020, we maintain our assertion of indefinite reinvestment of the earnings of all material foreign subsidiaries with the exception of the cumulative earnings of Scotts Luxembourg Sarl, which are generally taxed on a current basis under “Subpart F” of the Code which prevents deferral of recognition of U.S. taxable income through the use of foreign entities.
Borrowing Agreements
Credit Facilities
Our primary sources of liquidity are cash generated by operations and borrowings under our credit facilities, which are guaranteed by substantially all of Scotts Miracle-Gro’s domestic subsidiaries. We maintain the Fifth A&R Credit Agreement that provides senior secured loan facilities in the aggregate principal amount of $2.3 billion, comprised of a revolving credit facility of $1.5 billion and a term loan in the original principal amount of $800.0 million (the “Fifth A&R Credit Facilities”). The Fifth A&R Credit Agreement is available for issuance of letters of credit up to $75.0 million and will terminate on July 5, 2023.
At March 28, 2020, we had letters of credit outstanding in the aggregate principal amount of $22.4 million, and $785.7 million of borrowing availability under the Fifth A&R Credit Agreement. The weighted average interest rates on average borrowings under the Fifth A&R Credit Agreement were 3.7% and 4.6% for the six months ended March 28, 2020 and March 30, 2019, respectively.
The Fifth A&R Credit Agreement contains, among other obligations, an affirmative covenant regarding our leverage ratio on the last day of each quarter calculated as average total indebtedness, divided by our earnings before interest, taxes, depreciation and amortization (“EBITDA”), as adjusted pursuant to the terms of the Fifth A&R Credit Agreement (“Adjusted EBITDA”). The maximum leverage ratio is 4.75 for the second quarter of fiscal 2020 through the fourth quarter of fiscal 2020 and 4.50 for the first quarter of fiscal 2021 and thereafter. Our leverage ratio was 3.13 at March 28, 2020. The Fifth A&R Credit Agreement also contains an affirmative covenant regarding our interest coverage ratio determined as of the end of each of our fiscal quarters. The interest coverage ratio is calculated as Adjusted EBITDA divided by interest expense, as described in the Fifth A&R Credit Agreement, and excludes costs related to refinancings. The minimum interest coverage ratio was 3.00 for the twelve months ended March 28, 2020. Our interest coverage ratio was 7.29 for the twelve months ended March 28, 2020. As of March 28, 2020, we were in compliance with these financial covenants.
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
On October 23, 2019, we redeemed all of our outstanding 6.000% Senior Notes for a redemption price of $412.5 million, comprised of $0.5 million of accrued and unpaid interest, $12.0 million of redemption premium, and $400.0 million for outstanding principal amount. The $12.0 million redemption premium was recognized in the “Costs related to refinancing” line on the Condensed Consolidated Statements of Operations during the first quarter of fiscal 2020. Additionally, we had $3.1 million in unamortized bond issuance costs associated with the 6.000% Senior Notes, which were written-off during the first quarter of fiscal 2020 and were recognized in the “Costs related to refinancing” line in the Condensed Consolidated Statements of Operations.
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
We account for the sale of receivables under the Receivables Facility as short-term debt and continue to carry the receivables on our Consolidated Balance Sheet, primarily as a result of our requirement to repurchase receivables sold. As of March 28, 2020 and March 30, 2019, there were $160.0 million and $300.0 million, respectively, in borrowings on receivables pledged as collateral under the Receivables Facility, and the carrying value of the receivables pledged as collateral was $177.8 million and $333.3 million, respectively.
Interest Rate Swap Agreements
We enter into interest rate swap agreements with major financial institutions as a means to hedge our variable interest rate risk on our Fifth A&R Credit Agreement. The swap agreements had a maximum total U.S. dollar equivalent notional amount of $1,450.0 million, $1,300.0 million and $850.0 million at March 28, 2020, March 30, 2019 and September 30, 2019, respectively. On May 5, 2020, we executed two interest rate swap agreements, one with a fixed notional amount of $200.0 million beginning June 2023 through an expiration date in June 2026 that has a fixed rate of 0.85175%, and the other beginning January 2022 through an expiration date in June 2024 that has a fixed rate of 0.577% and has varying notional amounts that adjust in accordance with a specified seasonal schedule with a maximum notional amount at any point in time of $200.0 million. Interest payments made between the effective date and expiration date are hedged by the swap agreements, except as noted below. The notional amount, effective date, expiration date and rate of each of these swap agreements outstanding at March 28, 2020 are shown in the table below:

Notional Amount (in millions)		Effective Date (a)	Expiration Date	Fixed Rate
$250	(b)	1/8/2018	6/8/2020	2.09%
100		6/20/2018	10/20/2020	2.15%
200	(b)	11/7/2018	6/7/2021	2.87%
100		11/7/2018	7/7/2021	2.96%
200		11/7/2018	10/7/2021	2.98%
100		12/21/2020	6/20/2023	1.36%
300	(b)	1/7/2021	6/7/2023	1.34%
200		10/7/2021	6/7/2023	1.37%
(a)The effective date refers to the date on which interest payments were first hedged by the applicable swap agreement.
(b)Notional amount adjusts in accordance with a specified seasonal schedule. This represents the maximum notional amount at any point in time.
We believe that our cash flows from operations and borrowings under our agreements described herein will be sufficient to meet debt service, capital expenditures and working capital needs for the foreseeable future. However, we cannot ensure that our business will generate sufficient cash flow from operations or that future borrowings will be available under our borrowing agreements in amounts sufficient to pay indebtedness or fund other liquidity needs. Additionally, the extent to which the COVID-19 pandemic will ultimately impact our business, results of operations, financial condition and cash flows depends on future developments that are highly uncertain, rapidly evolving and difficult to predict at this time. Actual results of operations will depend on numerous factors, many of which are beyond our control as further discussed in the 2019 Annual Report, under “ITEM 1A. RISK FACTORS — Our indebtedness could limit our flexibility and adversely affect our financial condition.”

Financial Disclosures About Guarantors and Issuers of Guaranteed Securities
The 5.250% Senior Notes and 4.500% Senior Notes were issued by Scotts Miracle-Gro on December 15, 2016 and October 22, 2019, respectively. The 5.250% Senior Notes and 4.500% Senior Notes are guaranteed by certain consolidated domestic subsidiaries of Scotts Miracle-Gro (collectively, the “Guarantors”) and, therefore, we report summarized financial information in accordance with SEC Regulation S-X, Rule 13-01, “Guarantors and Issuers of Guaranteed Securities Registered or Being Registered.”
The guarantees are “full and unconditional,” as those terms are used in Regulation S-X, Rule 3-10(b)(3), except that a Guarantor’s guarantee will be released in certain circumstances set forth in the indentures governing the 5.250% Senior Notes and 4.500% Senior Notes, such as (1) upon any sale or other disposition of all or substantially all of the assets of the Guarantor (including by way of merger or consolidation) to any person other than Scotts Miracle-Gro or any “restricted subsidiary” under the applicable indenture; (2) if the Guarantor merges with and into Scotts Miracle-Gro, with Scotts Miracle-Gro surviving such merger; (3) if the Guarantor is designated an “unrestricted subsidiary” in accordance with the applicable indenture or otherwise ceases to be a “restricted subsidiary” (including by way of liquidation or dissolution) in a transaction permitted by such indenture; (4) upon legal or covenant defeasance; (5) at the election of Scotts Miracle-Gro following the Guarantor’s release as a guarantor under the Fifth A&R Credit Agreement, except a release by or as a result of the repayment of the Fifth A&R Credit Agreement; or (6) if the Guarantor ceases to be a “restricted subsidiary” and the Guarantor is not otherwise required to provide a guarantee of the 5.250% Senior Notes and the 4.500% Senior Notes pursuant to the applicable indenture.
Our foreign subsidiaries and certain of our domestic subsidiaries are not guarantors (collectively, the “Non-Guarantors”) on the 5.250% Senior Notes and 4.500% Senior Notes. Payments on the 5.250% Senior Notes and 4.500% Senior Notes are only required to be made by Scotts Miracle-Gro and the Guarantors. As a result, no payments are required to be made from the assets of the Non-Guarantors, unless those assets are transferred by dividend or otherwise to Scotts Miracle-Gro or a Guarantor. In the event of a bankruptcy, insolvency, liquidation or reorganization of any of the Non-Guarantors, holders of their indebtedness, including their trade creditors and other obligations, will be entitled to payment of their claims from the assets of the Non-Guarantors before any assets are made available for distribution to Scotts Miracle-Gro or the Guarantors. As a result, the 5.250% Senior Notes and 4.500% Senior Notes are effectively subordinated to all the liabilities of the Non-Guarantors.
The guarantees may be subject to review under federal bankruptcy laws or relevant state fraudulent conveyance or fraudulent transfer laws. In certain circumstances, the court could void the guarantee, subordinate the amounts owing under the guarantee, or take other actions detrimental to the holders of the 5.250% Senior Notes and 4.500% Senior Notes.
As a general matter, value is given for a transfer or an obligation if, in exchange for the transfer or obligation, property is transferred or a valid antecedent debt is satisfied. A court would likely find that a Guarantor did not receive reasonably equivalent value or fair consideration for its guarantee to the extent such Guarantor did not obtain a reasonably equivalent benefit from the issuance of the 5.250% Senior Notes and 4.500% Senior Notes.
The measure of insolvency varies depending upon the law of the jurisdiction that is being applied. Regardless of the measure being applied, a court could determine that a Guarantor was insolvent on the date the guarantee was issued, so that payments to the holders of the 5.250% Senior Notes and 4.500% Senior Notes would constitute a preference, fraudulent transfer or conveyances on other grounds. If a guarantee is voided as a fraudulent conveyance or is found to be unenforceable for any other reason, the holders of the 5.250% Senior Notes and 4.500% Senior Notes will not have a claim against the Guarantor.
Each guarantee contains a provision intended to limit the Guarantor’s liability to the maximum amount that it could incur without causing the incurrence of obligations under its guarantee to be a fraudulent conveyance. However, there can be no assurance as to what standard a court will apply in making a determination of the maximum liability of each Guarantor. Moreover, this provision may not be effective to protect the guarantees from being voided under fraudulent conveyance laws. There is a possibility that the entire guarantee may be set aside, in which case the entire liability may be extinguished.
The following tables present summarized financial information on a combined basis for Scotts Miracle-Gro and the Guarantors. Transactions between Scotts Miracle-Gro and the Guarantors have been eliminated and the summarized financial information does not reflect investments of the Scotts Miracle-Gro and the Guarantors in nonguarantor subsidiaries.

	MARCH 28, 2020	SEPTEMBER 30, 2019
	(In millions)
Current assets	$1,828.6	$895.6
Noncurrent assets (a)	1,788.4	1,682.1
Current liabilities	917.4	569.3
Noncurrent liabilities	2,258.7	1,560.2

(a)Includes amounts due from nonguarantor subsidiaries of $23.2 million and $5.3 million, respectively.

	SIX MONTHS ENDED	YEAR ENDED
	MARCH 28, 2020	SEPTEMBER 30, 2019
	(In millions)
Net sales	$1,605.5	$2,806.3
Gross profit	571.2	948.1
Income (loss) from continuing operations (a)	167.4	417.7
Net income (loss)	168.9	441.4
Net income (loss) attributable to controlling interest	168.9	441.4

(a)Includes intercompany expense from nonguarantor subsidiaries of $6.4 million and $9.2 million, respectively.
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
Contractual Obligations
Other than the issuance of our 4.500% Senior Notes and the redemption of all outstanding 6.000% Senior Notes during the first quarter of fiscal 2020, there have been no material changes outside of the ordinary course of business in our outstanding contractual obligations since the end of fiscal 2019 and through March 28, 2020.
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
With the participation of the principal executive officer and principal financial officer of the Registrant, the Registrant’s management has evaluated the effectiveness of the Registrant’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the fiscal quarter covered by this Quarterly Report on Form 10-Q. Based upon that evaluation, the Registrant’s principal executive officer and principal financial officer have concluded that the Registrant’s disclosure controls and procedures were effective as of March 28, 2020.
Changes in Internal Control Over Financial Reporting
In addition, there were no changes in the Registrant’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during the Registrant’s fiscal quarter ended March 28, 2020 that have materially affected, or are reasonably likely to materially affect, the Registrant’s internal control over financial reporting.
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
ITEM 1A. RISK FACTORS
Reference is made to the Risk Factors set forth in Part I, Item 1A of our Annual Report on Form 10-K for the year ended September 30, 2019 filed on November 27, 2019. Except as set forth below, the Company’s risk factors, as of March 28, 2020, have not changed materially from those described in “ITEM 1A. RISK FACTORS” in the 2019 Annual Report.
The effects of the ongoing coronavirus (COVID-19) pandemic and any possible recurrence of other similar types of pandemics, or any other widespread public health emergencies, could have a material adverse effect on our business, results of operations, financial condition and/or cash flows.
The World Health Organization recognized a novel strain of coronavirus (“COVID-19”) as a public health emergency of international concern on January 30, 2020 and as a global pandemic on March 11, 2020. Public health responses have included national pandemic preparedness and response plans, travel restrictions, quarantines, curfews, event postponements and cancellations and closures of facilities including local schools and businesses. The global pandemic and actions taken to contain COVID-19 have adversely affected the global economy and financial markets.
In response to the COVID-19 pandemic, we have implemented additional measures intended to both protect the health and safety of our employees and maintain our ability to provide products to our customers, including (i) requiring a significant part of our workforce to work from home, (ii) monitoring our employees for COVID-19 symptoms, (iii) making additional personal protective equipment available to our operations team, (iv) requiring all manufacturing and warehousing associates to take their temperatures before beginning a shift, (v) modifying work methods and schedules of our manufacturing and field associates to create distance or add barriers between associates, consumers and others, (vi) expanding cleaning efforts at our operation centers, (vii) modifying attendance policies so that associates may elect to stay home if they have symptoms, (viii) prioritizing production for goods that are more essential to our customers and (ix) implementing an interim premium pay allowance for associates in our field sales force as well as those still working in manufacturing or distribution centers. While we believe that these efforts should enable us to maintain our operations during the COVID-19 pandemic, we can provide no assurance that we will be able to do so as a result of the unpredictability of the ultimate impact of the COVID-19 pandemic, including the responses of local, state, federal and foreign governmental authorities to the pandemic.
The extent to which the COVID-19 pandemic will ultimately impact our business, results of operations, financial condition and cash flows depends on future developments that are highly uncertain, rapidly evolving and difficult to predict at this time, including:
•the duration, spread and intensity of the pandemic;
•the ability of our suppliers, contract manufacturers, contractors and third-party logistics providers to meet their obligations to us (including supplying us with essential raw materials, components and finished products, or shipping finished goods to customers) on a timely basis and at previously anticipated costs without significant disruption, and our ability to identify alternative sources of materials and services, if necessary;
•our ability to continue to meet our customers’ needs in the event of the suspension or interruption of essential elements of our manufacturing and supply arrangements and activities such as the continued availability of raw materials, transportation, labor and production capacity and at previously anticipated costs;
•the effect of the COVID-19 pandemic on our customers (including retailers and distributors), including their ability to remain open, continue to sell our products, pay for the products purchased from us on a timely basis or at all and collect payment from their customers;
•the impact of the COVID-19 pandemic on the financial and credit markets and economic activity generally, including our ability to maintain compliance with financial covenants, access lending, capital markets, and other sources of liquidity when needed on reasonable terms or at all; and
•the demand for our products, which may be impacted by, among other things, the temporary inability of consumers to purchase our products due to illness, quarantine, travel restrictions or financial hardship, shifts in short or long term consumer behavior including moving from one or more of our more discretionary and profitable products to less profitable products, or stockpiling and similar pantry-loading activity that could negatively impact future demand.
Negative developments with respect to any of these items could have a material adverse effect on our business, results of operations, financial condition and/or cash flows.
In addition to the risks described above, the COVID-19 pandemic may also have the effect of heightening other risks set forth in Part I, Item 1A of our Annual Report on Form 10-K for the year ended September 30, 2019, including, but not limited to, risks related to the availability of raw materials, sourcing and manufacturing outside of the U.S., tariffs and international trade wars, economic conditions, competition, product development and investment, e-commerce, supply chain, indebtedness, information technology and the payment of dividends.

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
Forward-looking statements contained in this Quarterly Report on Form 10-Q are predictions only and actual results could differ materially from management’s expectations due to a variety of factors, including those described above and in “ITEM 1A. RISK FACTORS” in the 2019 Annual Report. All forward-looking statements attributable to us or persons working on our behalf are expressly qualified in their entirety by such risk factors.
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
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The payment of future dividends, if any, on the Common Shares will be determined by the Board of Directors in light of conditions then existing, including the Company’s earnings, financial condition and capital requirements, restrictions in financing agreements, business conditions and other factors. The Fifth A&R Credit Agreement allows the Company to make unlimited restricted payments (as defined in the Fifth A&R Credit Agreement), including dividend payments and Common Share repurchases, as long as the leverage ratio resulting from the making of such restricted payments is 4.00 or less. Otherwise the Company may make further restricted payments in an aggregate amount for each fiscal year not to exceed $225.0 million for fiscal 2020 and thereafter. The Company’s leverage ratio was 3.13 at March 28, 2020.

(a) Issuer Purchases of Equity Securities
The following table shows the purchases of Common Shares made by or on behalf of Scotts Miracle-Gro or any “affiliated purchaser” (as defined in Rule 10b-18(a)(3) under the Securities Exchange Act of 1934, as amended) of Scotts Miracle-Gro for each of the three fiscal months in the quarter ended March 28, 2020:

Period	Total Number of Common Shares Purchased(1)	Average Price Paid per Common Share(2)	Total Number of Common Shares Purchased as Part of Publicly Announced Plans or Programs(3)	Approximate Dollar Value of Common Shares That May Yet be Purchased Under the Plans or Programs(3)
December 29, 2019 through January 25, 2020	204,529	$107.83	204,519	$263,378,089
January 26, 2020 through February 22, 2020	39,943	$111.99	38,972	$259,010,437
February 23, 2020 through March 28, 2020	209,754	$106.15	205,292	$237,224,026
Total	454,226	$107.42	448,783

(1)All of the Common Shares purchased during the second fiscal quarter of 2020 were purchased in open market transactions. The total number of Common Shares purchased during this quarter includes 5,442 Common Shares purchased by the trustee of the rabbi trust established by the Company as permitted pursuant to the terms of The Scotts Company LLC Executive Retirement Plan (the “ERP”).

(2)The average price paid per Common Share is calculated on a settlement basis and includes commissions.

(3)On August 11, 2014, Scotts Miracle-Gro announced that its Board of Directors authorized the repurchase of up to $500.0 million of Common Shares over a five-year period (effective November 1, 2014 through September 30, 2019). On August 3, 2016, Scotts Miracle-Gro announced that its Board of Directors authorized a $500.0 million increase to the share repurchase authorization ending on September 30, 2019. On August 2, 2019, the Scotts Miracle-Gro Board of Directors authorized an extension of the current share repurchase authorization through March 28, 2020. The amended authorization allowed for repurchases of Common Shares of up to an aggregate amount of $1.0 billion through March 28, 2020. The dollar amounts indicated reflect the remaining amounts that were available for repurchase under the authorized repurchase program, which expired on March 28, 2020. On January 31, 2020, the Scotts Miracle-Gro Board of Directors authorized a new repurchase program allowing for repurchases of up to $750.0 million of Common Shares from April 30, 2020 through March 25, 2023.
On March 26, 2020, the Company announced a temporary suspension of share repurchase activity, effective as of March 30, 2020, in order to enhance the Company’s financial flexibility in response to the COVID-19 pandemic.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4. MINE SAFETY DISCLOSURES
Not Applicable.
ITEM 5. OTHER INFORMATION
Not Applicable.
ITEM 6. EXHIBITS
See Index to Exhibits at page 47 for a list of the exhibits included herewith.

THE SCOTTS MIRACLE-GRO COMPANY
QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED MARCH 28, 2020

INDEX TO EXHIBITS

Incorporated by Reference
Exhibit No.	Description	Form	Exhibit	Filing Date	Filed Herewith
4.1
First Supplemental Indenture, dated March 24, 2020, by and among The Scotts Miracle-Gro Company, the Guarantors (as defined therein) and U.S. Bank National Association, as trustee, with respect to the 4.500% Senior Notes
X
4.2
Second Supplemental Indenture, dated March 24, 2020, by and among The Scotts Miracle-Gro Company, the Guarantors (as defined therein) and U.S. Bank National Association, as trustee, with respect to the 5.250% Senior Notes
X
10	Consulting Agreement, dated January 15, 2020, between The Scotts Company LLC and Hanft Projects LLC	10-Q	10	February 5, 2020
21	Subsidiaries of The Scotts Miracle-Gro Company				X
22	Guarantor Subsidiaries				X
31.1	Rule 13a-14(a)/15d-14(a) Certifications (Principal Executive Officer)				X
31.2	Rule 13a-14(a)/15d-14(a) Certifications (Principal Financial Officer)				X
32	Section 1350 Certifications (Principal Executive Officer and Principal Financial Officer)				X
101.SCH	XBRL Taxonomy Extension Schema				X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase				X
101.DEF	XBRL Taxonomy Extension Definition Linkbase				X
101.LAB	XBRL Taxonomy Extension Label Linkbase				X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase				X
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)				X

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

THE SCOTTS MIRACLE-GRO COMPANY

Date: May 6, 2020	/s/ THOMAS RANDAL COLEMAN
Printed Name: Thomas Randal Coleman
Title: Executive Vice President and Chief Financial Officer