Form 10-Q
period 2020-06-27
SCOTTS MIRACLE-GRO CO
filed 2020-08-05
CIK 825542

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_________________________________________
FORM 10-Q
_________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 27, 2020
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
As of July 31, 2020, there were 55,768,819 Common Shares outstanding.

PART I—FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

THE SCOTTS MIRACLE-GRO COMPANY
Condensed Consolidated Statements of Operations
(In millions, except per share data)
(Unaudited)

	THREE MONTHS ENDED		NINE MONTHS ENDED
	JUNE 27, 2020	JUNE 29, 2019	JUNE 27, 2020	JUNE 29, 2019
Net sales	$1,492.7	$1,170.3	$3,241.3	$2,658.3
Cost of sales	954.3	747.0	2,094.9	1,724.8
Cost of sales—impairment, restructuring and other	11.7	(0.1)	15.3	3.4
Gross profit	526.7	423.4	1,131.1	930.1
Operating expenses:
Selling, general and administrative	237.7	166.4	553.1	462.4
Impairment, restructuring and other	4.2	0.6	2.0	4.3
Other (income) expense, net	0.3	(1.8)	0.4	(0.1)
Income from operations	284.5	258.2	575.6	463.5
Equity in income of unconsolidated affiliates	—	—	—	(3.3)
Costs related to refinancing	—	—	15.1	—
Interest expense	20.3	25.9	63.0	80.0
Other non-operating income, net	(1.9)	(5.1)	(7.3)	(268.2)
Income from continuing operations before income taxes	266.1	237.4	504.8	655.0
Income tax expense from continuing operations	61.8	59.4	122.0	162.7
Income from continuing operations	204.3	178.0	382.8	492.3
Income (loss) from discontinued operations, net of tax	(1.0)	23.6	1.6	26.1
Net income	$203.3	$201.6	$384.4	$518.4
Net (income) loss attributable to noncontrolling interest	(0.5)	0.1	(0.9)	0.2
Net income attributable to controlling interest	$202.8	$201.7	$383.5	$518.6

Basic income (loss) per common share:
Income from continuing operations	$3.67	$3.21	$6.86	$8.89
Income (loss) from discontinued operations	(0.02)	0.42	0.03	0.47
Basic net income per common share	$3.65	$3.63	$6.89	$9.36
Weighted-average common shares outstanding during the period	55.6	55.5	55.7	55.4

Diluted income (loss) per common share:
Income from continuing operations	$3.57	$3.15	$6.74	$8.78
Income (loss) from discontinued operations	(0.02)	0.41	0.02	0.46
Diluted net income per common share	$3.55	$3.56	$6.76	$9.24
Weighted-average common shares outstanding during the period plus dilutive potential common shares	57.1	56.6	56.7	56.1
See Notes to Condensed Consolidated Financial Statements.

Contents
THE SCOTTS MIRACLE-GRO COMPANY
Condensed Consolidated Statements of Comprehensive Income (Loss)
(In millions)
(Unaudited)

	THREE MONTHS ENDED		NINE MONTHS ENDED
	JUNE 27, 2020	JUNE 29, 2019	JUNE 27, 2020	JUNE 29, 2019
Net income	$203.3	$201.6	$384.4	$518.4
Other comprehensive income (loss):
Net foreign currency translation adjustment, including reclassifications to net income of zero, zero, zero and $2.5, respectively	5.3	3.1	—	(1.5)
Net unrealized loss on derivative instruments, net of tax of $(1.0), $(1.1), $(5.4) and $(4.7), respectively	(3.0)	(3.1)	(15.5)	(13.4)
Reclassification of net unrealized (gains) losses on derivative instruments to net income, net of tax of $1.1, zero, $2.0 and $(0.7), respectively	3.1	(0.1)	5.8	(2.1)
Reclassification of net pension and other post-retirement benefit (gains) losses to net income, net of tax of $0.1, $0.2, $0.5 and $0.5, respectively	0.3	0.7	1.4	1.3
Total other comprehensive income (loss)	5.7	0.6	(8.3)	(15.7)
Comprehensive income	209.0	202.2	376.1	502.7
Comprehensive (income) loss attributable to noncontrolling interest	(0.5)	0.1	(0.9)	0.2
Comprehensive income attributable to controlling interest	$208.5	$202.3	$375.2	$502.9
See Notes to Condensed Consolidated Financial Statements.

Contents
THE SCOTTS MIRACLE-GRO COMPANY
Condensed Consolidated Statements of Cash Flows
(In millions) (Unaudited)

	NINE MONTHS ENDED
	JUNE 27, 2020	JUNE 29, 2019
OPERATING ACTIVITIES
Net income	$384.4	$518.4
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Impairment, restructuring and other	—	0.5
Costs related to refinancing	15.1	—
Share-based compensation expense	41.8	28.4
Depreciation	45.4	41.8
Amortization	23.6	25.2
Deferred taxes	(4.8)	(31.8)
(Gain) loss on long-lived assets	(0.2)	1.2
(Gain) loss on sale of business / unconsolidated affiliate	—	(262.6)
Recognition of accumulated foreign currency translation loss	—	2.5
Equity in income and distributions from unconsolidated affiliates	—	1.6
Changes in assets and liabilities, net of acquired businesses:
Accounts receivable	(840.0)	(436.0)
Inventories	46.1	(53.4)
Prepaid and other assets	(28.5)	(24.4)
Accounts payable	115.3	79.7
Other current liabilities	262.1	130.6
Restructuring and other	(5.5)	(83.6)
Other non-current items	(12.3)	(16.2)
Other, net	—	0.4
Net cash provided by (used in) operating activities	42.5	(77.7)

INVESTING ACTIVITIES
Proceeds from sale of long-lived assets	0.2	0.2
Investments in property, plant and equipment	(41.7)	(28.8)
Proceeds from (investments in) loans receivable	(2.5)	20.8
Proceeds from sale of brand extension assets	115.5	—
Proceeds from sale of investment in unconsolidated affiliates	—	274.3
Investments in acquired businesses, net of cash acquired	—	(6.6)
Other investing, net	2.9	3.6
Net cash provided by investing activities	74.4	263.5

FINANCING ACTIVITIES
Borrowings under revolving and bank lines of credit and term loans	1,134.3	938.8
Repayments under revolving and bank lines of credit and term loans	(1,118.6)	(1,029.0)
Proceeds from issuance of 4.500% Senior Notes	450.0	—
Repayment of 6.000% Senior Notes	(400.0)	—
Financing and issuance fees	(18.7)	—
Dividends paid	(97.8)	(92.1)
Purchase of Common Shares	(53.1)	(3.0)
Payments on seller notes	(0.5)	(0.8)
Cash received from exercise of stock options	17.0	3.2
Net cash used in financing activities	(87.4)	(182.9)
Effect of exchange rate changes on cash	—	(0.4)
Net increase in cash and cash equivalents	29.5	2.5
Cash and cash equivalents at beginning of period	18.8	33.9
Cash and cash equivalents at end of period	$48.3	$36.4
See Notes to Condensed Consolidated Financial Statements.

Contents
THE SCOTTS MIRACLE-GRO COMPANY
Condensed Consolidated Balance Sheets
(In millions, except stated value per share)
(Unaudited)

	JUNE 27, 2020	JUNE 29, 2019	SEPTEMBER 30, 2019
ASSETS
Current assets:
Cash and cash equivalents	$48.3	$36.4	$18.8
Accounts receivable, less allowances of $13.3, $7.6 and $4.2, respectively	970.1	395.8	223.9
Accounts receivable pledged	177.8	351.1	84.5
Inventories	493.1	533.7	540.3
Prepaid and other current assets	89.5	72.9	174.2
Total current assets	1,778.8	1,389.9	1,041.7
Property, plant and equipment, net of accumulated depreciation of $671.1, $649.9 and $628.0, respectively	533.2	506.7	546.0
Goodwill	540.0	541.9	538.7
Intangible assets, net	685.3	831.1	707.5
Other assets	339.5	197.8	194.8
Total assets	$3,876.8	$3,467.4	$3,028.7

LIABILITIES AND EQUITY
Current liabilities:
Current portion of debt	$206.4	$363.2	$128.1
Accounts payable	310.5	222.6	214.2
Other current liabilities	589.8	369.6	278.2
Total current liabilities	1,106.7	955.4	620.5
Long-term debt	1,516.0	1,563.5	1,523.5
Other liabilities	250.2	143.3	161.5
Total liabilities	2,872.9	2,662.2	2,305.5
Commitments and contingencies (Note 10)
Equity:
Common shares and capital in excess of $.01 stated value per share; shares outstanding of 55.8, 55.4 and 55.8, respectively	465.8	437.0	442.2
Retained earnings	1,557.0	1,369.3	1,274.7
Treasury shares, at cost; 12.4, 12.7 and 12.4 shares, respectively	(922.1)	(927.3)	(904.3)
Accumulated other comprehensive loss	(102.2)	(78.6)	(93.9)
Total equity—controlling interest	998.5	800.4	718.7
Noncontrolling interest	5.4	4.8	4.5
Total equity	1,003.9	805.2	723.2
Total liabilities and equity	$3,876.8	$3,467.4	$3,028.7
See Notes to Condensed Consolidated Financial Statements.

Contents
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
Organization and Basis of Presentation
The Company’s unaudited condensed consolidated financial statements for the three and nine months ended June 27, 2020 and June 29, 2019 are presented in accordance with accounting principles generally accepted in the United States of America (“GAAP”). The condensed consolidated financial statements include the accounts of Scotts Miracle-Gro and its subsidiaries. All intercompany transactions and accounts have been eliminated in consolidation. The Company’s consolidation criteria are based on majority ownership (as evidenced by a majority voting interest in the entity) and an objective evaluation and determination of effective management control. AeroGrow International, Inc. (“AeroGrow”), in which the Company has a controlling interest, is consolidated, with the equity owned by other shareholders shown as noncontrolling interest in the Condensed Consolidated Balance Sheets, and the other shareholders’ portion of net earnings and other comprehensive income shown as net (income) loss or comprehensive (income) loss attributable to noncontrolling interest in the Condensed Consolidated Statements of Operations and Condensed Consolidated Statements of Comprehensive Income (Loss), respectively. The results of businesses acquired or disposed of are included in the condensed consolidated financial statements from the date of each acquisition or up to the date of disposal, respectively. In the opinion of management, interim results reflect all normal and recurring adjustments and are not necessarily indicative of results for a full year.
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
Long-Lived Assets
The Company had non-cash investing activities of $3.2 million and $1.8 million during the nine months ended June 27, 2020 and June 29, 2019, respectively, representing unpaid liabilities to acquire property, plant and equipment.
Statements of Cash Flows
Supplemental cash flow information was as follows:

	NINE MONTHS ENDED
	JUNE 27, 2020	JUNE 29, 2019
	(In millions)
Interest paid	$68.2	$82.8
Income tax payments	16.6	126.4
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

Contents
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
On March 2, 2020, the SEC issued a final rule that amends the financial disclosure requirements related to certain registered securities under SEC Regulation S-X, Rule 3-10, “Financial Statements of Guarantors and Issuers of Guaranteed Securities Registered or Being Registered.” These amendments are generally effective for registration statements filed pursuant to the Securities Act of 1933, as amended, or the Securities Exchange of Act of 1934, as amended (the “Exchange Act”), on or after January 4, 2021 and periodic reports filed pursuant to the Exchange Act for fiscal periods beginning after January 4, 2021. However, voluntary compliance in advance of these effective dates is permitted. The amendments permit the omission from the applicable filings of separate financial statements for each issuer of a registered security that is guaranteed and each guarantor

Contents
of a registered security that would be required of a registrant under Regulation S-X if, subject to additional conditions, the parent company of such issuers and/or guarantors provides supplemental financial and non-financial disclosures about the subsidiary issuers and/or guarantors and the guarantees. Under the amended Rule 3-10, in lieu of separate financial statements, a parent company of the subsidiary issuers and/or guarantors may provide summarized financial information of the issuers and guarantors, as well as other qualitative disclosures about the guarantees and the issuers and guarantors, in the parent company’s Management’s Discussion and Analysis (“MD&A”) or its consolidated financial statements. As permitted under these amendments, the Company elected to begin providing the summarized financial information and qualitative disclosures permitted under the amended Rule 3-10 during the second quarter of fiscal 2020 and has provided such information and disclosures within the “Liquidity and Capital Resources” section of the MD&A.
On March 12, 2020, the FASB issued Accounting Standards Update (“ASU”) No. 2020-04, “Facilitation of the Effects of Reference Rate Reform on Financial Reporting,” which provides optional expedients and exceptions for applying GAAP to contracts, hedging relationships and other transactions affected by reference rate reform if certain criteria are met. The Company may elect to apply the contract modification provisions as of any date from the beginning of an interim period that includes or is subsequent to March 12, 2020 up until December 31, 2022. The hedge accounting expedients may be applied, on an individual hedging relationship basis, to eligible hedge accounting relationships that existed as of the beginning of the interim period that includes March 12, 2020 and to new eligible hedging relationships entered into after the beginning of the interim period that includes March 12, 2020; however, those expedients generally cannot be applied to hedging relationships evaluated for periods after December 31, 2022. The Company adopted certain optional hedge accounting expedients provided by ASU 2020-04 during fiscal 2020. The adoption of this guidance did not have a significant impact on the Company’s consolidated financial position, results of operations or cash flows. The Company is continuing to assess other optional expedients and exceptions available within the amended guidance.
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
NOTE 2. DISCONTINUED OPERATIONS
Wild Bird Food
During fiscal 2014, the Company completed the sale of its U.S. and Canadian wild bird food business. As a result, effective in fiscal 2014, the Company classified its results of operations for all periods presented to reflect the wild bird food business as a discontinued operation. At each of June 27, 2020, June 29, 2019 and September 30, 2019, zero, $20.0 million and zero, respectively, was accrued for a probable loss related to the previously disclosed legal matter In re Morning Song Bird Food Litigation in the “Other current liabilities” line in the Condensed Consolidated Balance Sheet. This matter relates to a class-action lawsuit filed in 2012 in connection with the sale of wild bird food products that were the subject of a voluntary recall in 2008 by the Company’s previously sold wild bird food business. The Company recognized insurance recoveries related

Contents
to this matter of zero and $1.5 million during the three and nine months ended June 27, 2020, respectively, and recognized insurance recoveries of $8.4 million and $13.4 million during the three and nine months ended June 29, 2019, respectively. In addition, during the three and nine months ended June 29, 2019, the Company recognized a favorable adjustment of $22.5 million as a result of the final resolution of the previously disclosed settlement agreement related to this matter.
        The following table summarizes the results of discontinued operations described above and reflected within discontinued operations in the Company’s condensed consolidated financial statements for each of the periods presented:

	THREE MONTHS ENDED		NINE MONTHS ENDED
	JUNE 27, 2020	JUNE 29, 2019	JUNE 27, 2020	JUNE 29, 2019
	(In millions)
Operating and exit costs	$2.0	$—	$1.5	$0.1
Impairment, restructuring and other charges (recoveries), net	—	(30.9)	(3.1)	(35.8)
Income (loss) from discontinued operations before income taxes	(2.0)	30.9	1.6	35.7
Income tax expense (benefit) from discontinued operations	(1.0)	7.3	—	9.6
Income (loss) from discontinued operations, net of tax	$(1.0)	$23.6	$1.6	$26.1
The Condensed Consolidated Statements of Cash Flows do not present the cash flows from discontinued operations separately from cash flows from continuing operations. Cash provided by (used in) operating activities related to discontinued operations was $3.6 million and $(24.5) million for the nine months ended June 27, 2020 and June 29, 2019, respectively. Cash (used in) provided by investing activities related to discontinued operations was zero for the nine months ended June 27, 2020 and June 29, 2019.
NOTE 3. INVESTMENT IN UNCONSOLIDATED AFFILIATES
On March 19, 2019, the Company entered into an agreement under which it sold, to TruGreen Companies L.L.C., a subsidiary of TruGreen Holding Corporation, all of its approximately 30% equity interest in Outdoor Home Services Holdings LLC, a lawn services joint venture between the Company and TruGreen Holding Corporation (the “TruGreen Joint Venture”). Prior to this transaction, the Company’s net investment and advances with respect to the TruGreen Joint Venture had been reduced to a liability which resulted in an amount recorded in the “Distributions in excess of investment in unconsolidated affiliate” line in the Condensed Consolidated Balance Sheets. In connection with this transaction, the Company received cash proceeds of $234.2 million related to the sale of its equity interest in the TruGreen Joint Venture and $18.4 million related to the payoff of second lien term loan financing by the TruGreen Joint Venture. During the nine months ended June 29, 2019, the Company also received a distribution from the TruGreen Joint Venture intended to cover certain required tax payments of $3.5 million, which was classified as an investing activity in the Condensed Consolidated Statements of Cash Flows. During the three and nine months ended June 29, 2019, the Company recognized a pre-tax gain of zero and $259.8 million, respectively, related to this sale in the “Other non-operating income, net” line in the Condensed Consolidated Statements of Operations.
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

Contents
NOTE 4. IMPAIRMENT, RESTRUCTURING AND OTHER
Activity described herein is classified within the “Cost of sales—impairment, restructuring and other,” “Impairment, restructuring and other” and “Income (loss) from discontinued operations, net of tax” lines in the Condensed Consolidated Statements of Operations. The following table details impairment, restructuring and other charges (recoveries) for each of the periods presented:

	THREE MONTHS ENDED		NINE MONTHS ENDED
	JUNE 27, 2020	JUNE 29, 2019	JUNE 27, 2020	JUNE 29, 2019
	(In millions)
Cost of sales—impairment, restructuring and other:
COVID-19 related costs	$12.2	$—	$15.3	$—
Restructuring and other charges (recoveries)	(0.5)	(0.1)	—	2.9
Property, plant and equipment impairments	—	—	—	0.5
Operating expenses:
COVID-19 related costs	4.3	—	5.0	—
Restructuring and other charges, net	(0.1)	0.6	(3.0)	4.3
Impairment, restructuring and other charges from continuing operations	15.9	0.5	17.3	7.7
Restructuring and other charges (recoveries), net, from discontinued operations	—	(30.9)	(3.1)	(35.8)
Total impairment, restructuring and other charges (recoveries)	$15.9	$(30.4)	$14.2	$(28.1)
        The following table summarizes the activity related to liabilities associated with restructuring and other, excluding insurance reimbursement recoveries, during the nine months ended June 27, 2020 (in millions):

Amounts accrued for restructuring and other at September 30, 2019	$11.6
Restructuring and other charges from continuing operations	20.5
Payments and other	(27.7)
Amounts accrued for restructuring and other at June 27, 2020	$4.4
In connection with the adoption of ASC 842 on October 1, 2019, the Company reclassified restructuring accruals of $1.7 million to lease ROU assets, and has presented this reclassification within “Payments and other” in the table above. Refer to “NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES” and “NOTE 13. LEASES AND OTHER COMMITMENTS” for more information. Included in restructuring accruals, as of June 27, 2020, is $0.6 million that is classified as long-term. Payments against the long-term accruals will be incurred as the employees covered by the restructuring plan retire or through the passage of time. The remaining amounts accrued will continue to be paid out over the course of the next twelve months.
COVID-19
The World Health Organization recognized a novel strain of coronavirus (“COVID-19”) as a public health emergency of international concern on January 30, 2020 and as a global pandemic on March 11, 2020. In response to the COVID-19 pandemic, the Company has implemented additional measures intended to both protect the health and safety of its employees and maintain its ability to provide products to its customers, including (i) requiring a significant part of its workforce to work from home, (ii) monitoring its employees for COVID-19 symptoms, (iii) making additional personal protective equipment available to its operations team, (iv) requiring all manufacturing and warehousing associates to take their temperatures before beginning a shift, (v) modifying work methods and schedules of its manufacturing and field associates to create distance or add barriers between associates, consumers and others, (vi) expanding cleaning efforts at its operation centers, (vii) modifying attendance policies so that associates may elect to stay home if they have symptoms, (viii) prioritizing production for goods that are more essential to its customers and (ix) implementing an interim premium pay allowance for associates in its field sales force as well as those still working in manufacturing or distribution centers. In addition, to help address the critical shortage of personal protective equipment in the fight against COVID-19, the Company shifted production in its Temecula, California manufacturing plant to produce face shields to help protect healthcare workers and first responders in critical need areas across the country. During the three and nine months ended June 27, 2020, the Company incurred costs of $16.5 million and $20.3 million, respectively, associated with the COVID-19 pandemic primarily related to premium pay. The Company incurred costs of $9.6 million and $12.2 million in its U.S. Consumer segment, $2.0 million and $2.5 million in its Hawthorne segment and $0.6 million in its Other segment in the “Cost of sales—impairment, restructuring and other” line in the Condensed Consolidated Statements of Operations during the three and nine months ended June 27, 2020, respectively. The Company

Contents
incurred costs of $4.2 million and $4.9 million in its U.S. Consumer segment and $0.1 million in its Other segment in the “Impairment, restructuring and other” line in the Condensed Consolidated Statements of Operations during the three and nine months ended June 27, 2020, respectively.
Project Catalyst
In connection with the acquisition of Sunlight Supply during the third quarter of fiscal 2018, the Company announced the launch of an initiative called Project Catalyst, which is a company-wide restructuring effort to reduce operating costs throughout the U.S. Consumer, Hawthorne and Other segments and drive synergies from acquisitions within the Hawthorne segment. Costs incurred during the three and nine months ended June 27, 2020 related to Project Catalyst were not material. Costs incurred to date since the inception of Project Catalyst are $25.3 million for the Hawthorne segment, $13.5 million for the U.S. Consumer segment, $1.3 million for the Other segment and $2.8 million for Corporate. Additionally, during the three and nine months ended June 27, 2020, the Company received zero and $2.6 million, respectively, from the final settlement of escrow funds related to a previous acquisition within the Hawthorne segment that was recognized in the “Impairment, restructuring and other” line in the Condensed Consolidated Statements of Operations.
During the three and nine months ended June 29, 2019, the Company incurred charges of $0.4 million and $8.0 million, respectively, related to Project Catalyst. The Company incurred charges of zero and $0.4 million in its U.S. Consumer segment, $(0.1) million and $2.4 million in its Hawthorne segment and zero and $0.6 million in its Other segment in the “Cost of sales—impairment, restructuring and other” line in the Condensed Consolidated Statements of Operations during the three and nine months ended June 29, 2019, respectively, related to employee termination benefits, facility closure costs and impairment of property, plant and equipment. The Company incurred charges of zero and $0.5 million in its U.S. Consumer segment, $0.5 million and $2.6 million in its Hawthorne segment, zero and $0.6 million in its Other segment and zero and $0.9 million at Corporate in the “Impairment, restructuring and other” line in the Condensed Consolidated Statements of Operations during the three and nine months ended June 29, 2019, respectively, related to employee termination benefits and facility closure costs.
Other
The Company recognized insurance recoveries related to the previously disclosed legal matter In re Morning Song Bird Food Litigation of zero and $1.5 million during the three and nine months ended June 27, 2020, respectively, and recognized insurance recoveries of $8.4 million and $13.4 million during the three and nine months ended June 29, 2019, respectively, in the “Income (loss) from discontinued operations, net of tax” line in the Condensed Consolidated Statements of Operations. In addition, during the three and nine months ended June 29, 2019, the Company recognized a favorable adjustment of $22.5 million in the “Income (loss) from discontinued operations, net of tax” line in the Condensed Consolidated Statements of Operations as a result of the final resolution of the previously disclosed settlement agreement. Refer to “NOTE 2. DISCONTINUED OPERATIONS” for more information.
During the three and nine months ended June 29, 2019, the Company recognized favorable adjustments of zero and $0.4 million, respectively, related to the previously disclosed legal matter In re Scotts EZ Seed Litigation in the “Impairment, restructuring and other” line in the Condensed Consolidated Statements of Operations.
NOTE 5. INVENTORIES
        Inventories consisted of the following for each of the periods presented:

	JUNE 27, 2020	JUNE 29, 2019	SEPTEMBER 30, 2019
	(In millions)
Finished goods	$307.6	$358.7	$344.9
Work-in-process	58.8	56.1	63.6
Raw materials	126.7	118.9	131.8
Total inventories	$493.1	$533.7	$540.3
        Adjustments to reflect inventories at net realizable values were $13.9 million at June 27, 2020, $9.4 million at June 29, 2019 and $8.8 million at September 30, 2019.
NOTE 6. MARKETING AGREEMENT
The Scotts Company LLC (“Scotts LLC”) is the exclusive agent of Monsanto Company (“Monsanto”), a subsidiary of Bayer AG since June 2018, for the marketing and distribution of certain of Monsanto’s consumer Roundup® branded products in the United States and certain other specified countries. Effective August 1, 2019, the Company entered into the Third Amended and Restated Exclusive Agency and Marketing Agreement (the “Third Restated Agreement”) which amended, among

Contents
other things, the provisions of the Second Amended and Restated Exclusive Agency and Marketing Agreement (the “Restated Marketing Agreement”) relating to commissions, contributions, noncompetition, and termination. The annual commission payable under the Third Restated Agreement is equal to 50% of the actual earnings before interest and income taxes of Monsanto’s consumer Roundup® business in the markets covered by the Third Restated Agreement (“Program EBIT”). Prior to the Third Restated Agreement, the annual commission payable was equal to (1) 50% of the actual earnings before interest and income taxes of Monsanto’s consumer Roundup® business in the markets covered for program years 2017 and 2018 and (2) 50% of the actual earnings before interest and income taxes of Monsanto’s consumer Roundup® business in the markets covered in excess of $40.0 million for program year 2019. The Third Restated Agreement also requires the Company to make annual payments of $18.0 million to Monsanto as a contribution against the overall expenses of its consumer Roundup® business, subject to reduction pursuant to the Third Restated Agreement for any program year in which the Program EBIT does not equal or exceed $36.0 million. During the third quarter of fiscal 2019, Monsanto agreed to reimburse the Company for $20.0 million of additional expenses incurred by the Company for certain activities connected to the Roundup® marketing agreement and this payment was recognized in the “Net sales” line in the Condensed Consolidated Statements of Operations during the third quarter of fiscal 2019.
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
The elements of the net commission and reimbursements earned under the Restated Marketing Agreement and Third Restated Agreement and included in the “Net sales” line in the Condensed Consolidated Statements of Operations are as follows:

	THREE MONTHS ENDED		NINE MONTHS ENDED
	JUNE 27, 2020	JUNE 29, 2019	JUNE 27, 2020	JUNE 29, 2019
	(In millions)
Gross commission	$28.1	$26.4	$70.2	$50.3
Contribution expenses	(4.5)	(4.5)	(13.5)	(13.5)
Net commission	23.6	21.9	56.7	36.8
Reimbursements associated with Roundup® marketing agreement	16.4	34.3	46.7	61.3
Total net sales associated with Roundup® marketing agreement	$40.0	$56.2	$103.4	$98.1

Contents
NOTE 7. DEBT
The components of debt are as follows:

	JUNE 27, 2020	JUNE 29, 2019	SEPTEMBER 30, 2019
	(In millions)
Credit Facilities:
Revolving loans	$106.2	$200.3	$147.2
Term loans	730.0	760.0	750.0
Senior Notes – 5.250%	250.0	250.0	250.0
Senior Notes – 6.000%	—	400.0	400.0
Senior Notes – 4.500%	450.0	—	—
Receivables facility	160.0	316.0	76.0
Finance lease obligations	34.7	0.5	25.8
Other	1.6	8.0	10.3
Total debt	1,732.5	1,934.8	1,659.3
Less current portions	206.4	363.2	128.1
Less unamortized debt issuance costs	10.1	8.1	7.7
Long-term debt	$1,516.0	$1,563.5	$1,523.5
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
At June 27, 2020, the Company had letters of credit outstanding in the aggregate principal amount of $21.8 million, and $1,372.0 million of borrowing availability under the Fifth A&R Credit Agreement. The weighted average interest rates on average borrowings under the Fifth A&R Credit Agreement were 3.4% and 4.6% for the nine months ended June 27, 2020 and June 29, 2019, respectively.
The Fifth A&R Credit Agreement contains, among other obligations, an affirmative covenant regarding the Company’s leverage ratio on the last day of each quarter calculated as average total indebtedness, divided by the Company’s earnings before interest, taxes, depreciation and amortization (“EBITDA”), as adjusted pursuant to the terms of the Fifth A&R Credit Agreement (“Adjusted EBITDA”). The maximum leverage ratio is 4.75 for the second quarter of fiscal 2020 through the fourth quarter of fiscal 2020 and 4.50 for the first quarter of fiscal 2021 and thereafter. The Company’s leverage ratio was 2.80 at June 27, 2020. The Fifth A&R Credit Agreement also contains an affirmative covenant regarding the Company’s interest coverage ratio determined as of the end of each of its fiscal quarters. The interest coverage ratio is calculated as Adjusted EBITDA divided by interest expense, as described in the Fifth A&R Credit Agreement, and excludes costs related to refinancings. The minimum interest coverage ratio was 3.00 for the twelve months ended June 27, 2020. The Company’s interest coverage ratio was 8.50 for the twelve months ended June 27, 2020.
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
On October 22, 2019, Scotts Miracle-Gro issued $450.0 million aggregate principal amount of 4.500% Senior Notes due 2029 (the “4.500% Senior Notes”). The net proceeds of the offering were used to redeem all of the Company’s outstanding

Contents
6.000% Senior Notes due 2023 (the “6.000% Senior Notes”) and for general corporate purposes. The 4.500% Senior Notes represent general unsecured senior obligations and rank equal in right of payment with the Company’s existing and future unsecured senior debt. The 4.500% Senior Notes have interest payment dates of April 15 and October 15. All of Scotts Miracle-Gro’s domestic subsidiaries that serve as guarantors of the 5.250% Senior Notes also serve as guarantors of the 4.500% Senior Notes.
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
Receivables Facility
On April 7, 2017, the Company entered into a Master Repurchase Agreement (including the annexes thereto, the “Repurchase Agreement”) and a Master Framework Agreement, as amended annually (the “Framework Agreement” and, together with the Repurchase Agreement, the “Receivables Facility”). Under the Receivables Facility, the Company may sell a portfolio of available and eligible outstanding customer accounts receivable to the purchasers and simultaneously agree to repurchase the receivables on a weekly basis. The eligible accounts receivable consist of accounts receivable generated by sales to three specified customers. The eligible amount of customer accounts receivables which may be sold under the Receivables Facility is $400.0 million and the commitment amount during the seasonal commitment period beginning on February 28, 2020 and ending on June 19, 2020 was $160.0 million. The Receivables Facility expires on August 21, 2020.
The Company accounts for the sale of receivables under the Receivables Facility as short-term debt and continues to carry the receivables on its Condensed Consolidated Balance Sheets, primarily as a result of the Company’s requirement to repurchase receivables sold. As of June 27, 2020 and June 29, 2019, there were $160.0 million and $316.0 million, respectively, in borrowings on receivables pledged as collateral under the Receivables Facility, and the carrying value of the receivables pledged as collateral was $177.8 million and $351.1 million, respectively.
Interest Rate Swap Agreements
The Company has outstanding interest rate swap agreements with major financial institutions that effectively convert a portion of the Company’s variable-rate debt to a fixed rate. The swap agreements had a maximum total U.S. dollar equivalent notional amount of $600.0 million, $850.0 million and $850.0 million at June 27, 2020, June 29, 2019 and September 30, 2019, respectively. Interest payments made between the effective date and expiration date are hedged by the swap agreements, except as noted below.
The notional amount, effective date, expiration date and rate of each of these swap agreements outstanding at June 27, 2020 are shown in the table below:

Notional Amount (in millions)		Effective Date (a)	Expiration Date	Fixed Rate
$100		6/20/2018	10/20/2020	2.15%
200	(b)	11/7/2018	6/7/2021	2.87%
100		11/7/2018	7/7/2021	2.96%
200		11/7/2018	10/7/2021	2.98%
100		12/21/2020	6/20/2023	1.36%
300	(b)	1/7/2021	6/7/2023	1.34%
200		10/7/2021	6/7/2023	1.37%
200	(b)	1/20/2022	6/20/2024	0.58%
200		6/7/2023	6/8/2026	0.85%
(a)The effective date refers to the date on which interest payments were first hedged by the applicable swap agreement.
(b)Notional amount adjusts in accordance with a specified seasonal schedule. This represents the maximum notional amount at any point in time.

Contents
Weighted Average Interest Rate
The weighted average interest rates on the Company’s debt were 4.2% and 4.7% for the nine months ended June 27, 2020 and June 29, 2019, respectively.
NOTE 8. EQUITY
The following table provides a summary of the changes in total equity, equity attributable to controlling interest, and equity attributable to noncontrolling interests for each of the periods indicated (in millions):

	Common Shares and Capital in Excess of Stated Value	Retained Earnings	Treasury Shares	Accumulated Other Comprehensive Loss	Total Equity - Controlling Interest	Noncontrolling Interest	Total Equity
Balance at September 30, 2019	$442.2	$1,274.7	$(904.3)	$(93.9)	$718.7	$4.5	$723.2
Net income (loss)	—	(71.4)	—	—	(71.4)	0.1	(71.3)
Other comprehensive income (loss)	—	—	—	2.9	2.9	—	2.9
Share-based compensation	7.0	—	—	—	7.0	—	7.0
Dividends declared ($0.580 per share)	—	(33.5)	—	—	(33.5)	—	(33.5)
Treasury share issuances	(0.3)	—	1.2	—	0.9	—	0.9
Balance at December 28, 2019	$448.9	$1,169.8	$(903.1)	$(91.0)	$624.6	$4.7	$629.3
Net income (loss)	—	252.2	—	—	252.2	0.2	252.4
Other comprehensive income (loss)	—	—	—	(16.9)	(16.9)	—	(16.9)
Share-based compensation	12.0	—	—	—	12.0	—	12.0
Dividends declared ($0.580 per share)	—	(33.0)	—	—	(33.0)	—	(33.0)
Treasury share purchases	—	—	(52.9)	—	(52.9)	—	(52.9)
Treasury share issuances	(10.5)	—	14.2	—	3.7	—	3.7
Balance at March 28, 2020	$450.5	$1,389.0	$(941.9)	$(107.9)	$789.7	$4.9	$794.6
Net income (loss)	—	202.8	—	—	202.8	0.5	203.3
Other comprehensive income (loss)	—	—	—	5.7	5.7	—	5.7
Share-based compensation	22.8	—	—	—	22.8	—	22.8
Dividends declared ($0.580 per share)	—	(34.9)	—	—	(34.9)	—	(34.9)
Treasury share purchases	—	—	(0.2)	—	(0.2)	—	(0.2)
Treasury share issuances	(7.5)	—	20.0	—	12.5	—	12.5
Balance at June 27, 2020	$465.8	$1,557.0	$(922.1)	$(102.2)	$998.5	$5.4	$1,003.9
The sum of the components may not equal due to rounding.

Contents

	Common Shares and Capital in Excess of Stated Value	Retained Earnings	Treasury Shares	Accumulated Other Comprehensive Loss	Total Equity - Controlling Interest	Noncontrolling Interest	Total Equity
Balance at September 30, 2018	$420.3	$919.9	$(939.6)	$(46.0)	$354.6	$5.0	$359.6
Adoption of new accounting pronouncements	—	26.0	—	(16.9)	9.1	—	9.1
Net income (loss)	—	(79.6)	—	—	(79.6)	(0.1)	(79.7)
Other comprehensive income (loss)	—	—	—	(12.4)	(12.4)	—	(12.4)
Share-based compensation	6.6	—	—	—	6.6	—	6.6
Dividends declared ($0.550 per share)	—	(30.9)	—	—	(30.9)	—	(30.9)
Treasury share issuances	(1.0)	—	1.9	—	0.9	—	0.9
Balance at December 29, 2018	$425.9	$835.4	$(937.7)	$(75.3)	$248.3	$4.9	$253.2
Net income (loss)	—	396.5	—	—	396.5	(0.1)	396.4
Other comprehensive income (loss)	—	—	—	(3.9)	(3.9)	—	(3.9)
Share-based compensation	10.4	—	—	—	10.4	—	10.4
Dividends declared ($0.550 per share)	—	(32.7)	—	—	(32.7)	—	(32.7)
Treasury share purchases	—	—	(2.5)	—	(2.5)	—	(2.5)
Treasury share issuances	(10.1)	—	11.2	—	1.1	—	1.1
Balance at March 30, 2019	$426.2	$1,199.2	$(929.0)	$(79.2)	$617.2	$4.9	$622.1
Net income (loss)	—	201.7	—	—	201.7	(0.1)	201.6
Other comprehensive income (loss)	—	—	—	0.6	0.6	—	0.6
Share-based compensation	11.4	—	—	—	11.4	—	11.4
Dividends declared ($0.550 per share)	—	(31.7)	—	—	(31.7)	—	(31.7)
Treasury share purchases	—	—	(0.1)	—	(0.1)	—	(0.1)
Treasury share issuances	(0.6)	—	1.8	—	1.2	—	1.2
Balance at June 29, 2019	$437.0	$1,369.3	$(927.3)	$(78.6)	$800.4	$4.8	$805.2
The sum of the components may not equal due to rounding.
Accumulated Other Comprehensive Loss
At June 27, 2020 and September 30, 2019, the Company had unrecognized losses on pension and other postretirement liabilities of $67.0 million, net of tax of $22.3 million, and $68.4 million, net of tax of $22.8 million, respectively, recorded in accumulated other comprehensive loss. At each of June 27, 2020 and September 30, 2019, the Company had accumulated foreign currency translation losses of $17.4 million recorded in accumulated other comprehensive loss. At June 27, 2020 and September 30, 2019, the Company had unrecognized losses on derivatives of $17.8 million, net of tax of $6.2 million, and $8.1 million, net of tax of $2.8 million, respectively, recorded in accumulated other comprehensive loss.
During the second quarter of fiscal 2019, the Company recognized a charge of $2.5 million in the “Other non-operating income, net” line in the Condensed Consolidated Statements of Operations related to the write-off of accumulated foreign currency translation loss adjustments of a foreign subsidiary that was substantially liquidated.
Dividends
On July 30, 2019, the Scotts Miracle-Gro Board of Directors approved an increase in the Company’s quarterly cash dividend from $0.55 to $0.58 per Common Share. On July 27, 2020, the Scotts Miracle-Gro Board of Directors approved a special cash dividend of $5.00 per Common Share, which will be paid on September 10, 2020 to all shareholders of record at the close of business on August 27, 2020. In addition, on July 27, 2020, the Scotts Miracle-Gro Board of Directors also approved an increase in the Company’s quarterly cash dividend from $0.58 to $0.62 per Common Share.
Share Repurchases
On August 11, 2014, Scotts Miracle-Gro announced that its Board of Directors authorized the repurchase of up to $500.0 million of Common Shares over a five-year period (effective November 1, 2014 through September 30, 2019). On August 3, 2016, Scotts Miracle-Gro announced that its Board of Directors authorized a $500.0 million increase to the share repurchase authorization ending on September 30, 2019. On August 2, 2019, the Scotts Miracle-Gro Board of Directors authorized an

Contents
extension of the share repurchase authorization through March 28, 2020. The amended authorization allowed for repurchases of Common Shares of up to an aggregate amount of $1.0 billion through March 28, 2020. During fiscal 2020 through March 28, 2020, Scotts Miracle-Gro repurchased 0.4 million Common Shares under the share repurchase authorization for $48.2 million. There were no share repurchases under the share repurchase authorization during the three and nine months ended June 29, 2019. From the effective date of the share repurchase authorization in the fourth quarter of fiscal 2014 through March 28, 2020, Scotts Miracle-Gro repurchased approximately 8.7 million Common Shares for $762.8 million.
On January 31, 2020, the Scotts Miracle-Gro Board of Directors authorized a new share repurchase program allowing for repurchases of up to $750.0 million of Common Shares from April 30, 2020 through March 25, 2023. The share repurchase authorization provides the Company with flexibility to purchase Common Shares from time to time in open market purchases or through privately negotiated transactions. All or part of the repurchases may be made under Rule 10b5-1 plans, which the Company may enter into from time to time and which enable the repurchases to occur on a more regular basis, or pursuant to accelerated share repurchases. The share repurchase authorization may be suspended or discontinued by the Board of Directors at any time, and there can be no guarantee as to the timing or amount of any repurchases. On March 26, 2020, the Company announced a temporary suspension of share repurchase activity, effective as of March 30, 2020, in order to enhance the Company’s financial flexibility in response to the COVID-19 pandemic. Accordingly, there were no share repurchases under this share repurchase authorization during the three months ended June 27, 2020. The “Treasury share purchases” lines in the tables above include cash paid to tax authorities to satisfy statutory income tax withholding obligations related to share-based compensation of $0.2 million and $4.9 million for the three and nine months ended June 27, 2020, respectively, and $0.1 million and $2.6 million for the three and nine months ended June 29, 2019, respectively.
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
The following is a summary of the share-based awards granted during each of the periods indicated:

	NINE MONTHS ENDED
	JUNE 27, 2020	JUNE 29, 2019
Employees
Restricted stock units	118,410	163,170
Performance units	37,570	131,644
Non-Employee Directors
Restricted and deferred stock units	16,295	31,136
Total share-based awards	172,275	325,950

Aggregate fair value at grant dates (in millions)	$20.9	$25.3
Total share-based compensation was as follows for each of the periods indicated:

	THREE MONTHS ENDED		NINE MONTHS ENDED
	JUNE 27, 2020	JUNE 29, 2019	JUNE 27, 2020	JUNE 29, 2019
	(In millions)
Share-based compensation	$22.8	$11.4	$41.8	$28.4
Tax benefit recognized	5.8	2.9	9.7	6.3

Contents
Stock Options
Aggregate stock option activity was as follows:

	No. of Options	Wtd. Avg. Exercise Price
Awards outstanding at September 30, 2019	862,388	$59.52
Exercised	(280,418)	55.19
Awards outstanding at June 27, 2020	581,970	61.60
Exercisable	581,970	61.60
At June 27, 2020, the total pre-tax compensation cost, net of estimated forfeitures, related to nonvested stock options not yet recognized was zero. The total intrinsic value of stock options exercised was $21.9 million for the nine months ended June 27, 2020. Cash received from the exercise of stock options, including amounts received from employee purchases under the employee stock purchase plan, was $17.0 million for the nine months ended June 27, 2020.
NOTE 9. INCOME TAXES
The effective tax rates related to continuing operations for the nine months ended June 27, 2020 and June 29, 2019 were 24.2% and 24.8%, respectively. The effective tax rate used for interim reporting purposes is based on management’s best estimate of factors impacting the effective tax rate for the full fiscal year and includes the impact of discrete items recognized in the quarter. There can be no assurance that the effective tax rate estimated for interim financial reporting purposes will approximate the effective tax rate determined at fiscal year end.
Scotts Miracle-Gro or one of its subsidiaries files income tax returns in the U.S. federal jurisdiction and various state, local and foreign jurisdictions. There are currently no ongoing audits with respect to the U.S. federal or foreign jurisdictions. Subject to the following exceptions, the Company is no longer subject to examination by these tax authorities for fiscal years prior to 2017. The Company is currently under examination by certain U.S. state and local tax authorities covering various periods from fiscal years 2012 through 2018. In addition to the aforementioned audits, certain other tax deficiency notices and refund claims for previous years remain unresolved.
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
Regulatory Matters
At June 27, 2020, $3.7 million was accrued in the “Other liabilities” line in the Condensed Consolidated Balance Sheets for environmental actions, the majority of which are for site remediation. The Company believes that the amounts accrued are adequate to cover such known environmental exposures based on current facts and estimates of likely outcomes. Although it is reasonably possible that the costs to resolve such known environmental exposures will exceed the amounts accrued, any variation from accrued amounts is not expected to be material.

Contents
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
Exchange Rate Risk Management
The Company uses currency forward contracts to manage the exchange rate risk associated with intercompany loans and certain other balances denominated in foreign currencies. The notional amount of outstanding currency forward contracts was $143.9 million, $135.4 million and $120.0 million at June 27, 2020, June 29, 2019 and September 30, 2019, respectively. Contracts outstanding at June 27, 2020 will mature over the next fiscal quarter.
Interest Rate Risk Management
The Company enters into interest rate swap agreements as a means to hedge its variable interest rate risk on debt instruments. Net amounts to be received or paid under the swap agreements are reflected as adjustments to interest expense.
The Company has outstanding interest rate swap agreements with major financial institutions that effectively convert a portion of the Company’s variable-rate debt to a fixed rate. The swap agreements had a maximum total U.S. dollar equivalent notional amount of $600.0 million, $850.0 million and $850.0 million at June 27, 2020, June 29, 2019 and September 30, 2019, respectively. Refer to “NOTE 7. DEBT” for the terms of the swap agreements outstanding at June 27, 2020. Included in the AOCI balance at June 27, 2020 was a loss of $8.3 million related to interest rate swap agreements that is expected to be reclassified to earnings during the next twelve months, consistent with the timing of the underlying hedged transactions.
Commodity Price Risk Management
The Company enters into hedging arrangements designed to fix the price of a portion of its projected future urea, diesel and resin requirements. Changes in the fair value of derivative contracts that qualify for hedge accounting are recorded in AOCI. Realized gains or losses remain as a component of AOCI until the related inventory is sold. Included in the AOCI balance at June 27, 2020 was a loss of $1.6 million related to commodity hedges that is expected to be reclassified to earnings during the next twelve months, consistent with the timing of the underlying hedged transactions.
The Company had the following outstanding commodity contracts that were entered into to hedge forecasted purchases:

COMMODITY	JUNE 27, 2020	JUNE 29, 2019	SEPTEMBER 30, 2019
Urea	79,500 tons	62,500 tons	78,500 tons
Resin	7,100,000 pounds	1,900,000 pounds	14,900,000 pounds
Diesel	5,292,000 gallons	4,242,000 gallons	4,956,000 gallons
Heating Oil	1,764,000 gallons	462,000 gallons	1,344,000 gallons

Contents
Fair Values of Derivative Instruments
The fair values of the Company’s derivative instruments, which represent Level 2 fair value measurements, were as follows:

		ASSETS / (LIABILITIES)
DERIVATIVES DESIGNATED AS HEDGING INSTRUMENTS	BALANCE SHEET LOCATION	JUNE 27, 2020	JUNE 29, 2019	SEPTEMBER 30, 2019
		(In millions)
Interest rate swap agreements	Other current liabilities	$(11.3)	$(4.5)	$(5.5)
	Other liabilities	(10.8)	(6.1)	(5.3)
Commodity hedging instruments	Prepaid and other current assets	—	0.3	—
	Other current liabilities	(1.3)	—	(0.8)
Total derivatives designated as hedging instruments		$(23.4)	$(10.3)	$(11.6)

DERIVATIVES NOT DESIGNATED AS HEDGING INSTRUMENTS	BALANCE SHEET LOCATION
Currency forward contracts	Prepaid and other current assets	$1.0	$1.2	$1.7
	Other current liabilities	(1.6)	(1.2)	(0.4)
Commodity hedging instruments	Other current liabilities	(0.8)	(0.3)	(0.4)
Total derivatives not designated as hedging instruments		(1.4)	(0.3)	0.9
Total derivatives		$(24.8)	$(10.6)	$(10.7)

The effect of derivative instruments on AOCI and the Condensed Consolidated Statements of Operations for each of the periods presented was as follows:

DERIVATIVES IN CASH FLOW HEDGING RELATIONSHIPS	AMOUNT OF GAIN / (LOSS) RECOGNIZED IN AOCI
	THREE MONTHS ENDED		NINE MONTHS ENDED
	JUNE 27, 2020	JUNE 29, 2019	JUNE 27, 2020	JUNE 29, 2019
	(In millions)
Interest rate swap agreements	$(3.0)	$(3.7)	$(12.7)	$(10.5)
Commodity hedging instruments	—	0.6	(2.8)	(2.9)
Total	$(3.0)	$(3.1)	$(15.5)	$(13.4)

DERIVATIVES IN CASH FLOW HEDGING RELATIONSHIPS	RECLASSIFIED FROM AOCI INTO STATEMENT OF OPERATIONS	AMOUNT OF GAIN / (LOSS)
		THREE MONTHS ENDED		NINE MONTHS ENDED
		JUNE 27, 2020	JUNE 29, 2019	JUNE 27, 2020	JUNE 29, 2019
		(In millions)
Interest rate swap agreements	Interest expense	$(2.6)	$—	$(4.6)	$0.1
Commodity hedging instruments	Cost of sales	(0.5)	0.1	(1.2)	2.0
Total		$(3.1)	$0.1	$(5.8)	$2.1

DERIVATIVES NOT DESIGNATED AS HEDGING INSTRUMENTS	RECOGNIZED IN STATEMENT OF OPERATIONS	AMOUNT OF GAIN / (LOSS)
		THREE MONTHS ENDED		NINE MONTHS ENDED
		JUNE 27, 2020	JUNE 29, 2019	JUNE 27, 2020	JUNE 29, 2019
		(In millions)
Currency forward contracts	Other income / expense, net	$(0.3)	$1.3	$0.8	$4.6
Commodity hedging instruments	Cost of sales	(0.3)	0.3	(2.6)	(1.9)
Total		$(0.6)	$1.6	$(1.8)	$2.7

Contents
NOTE 12. FAIR VALUE MEASUREMENTS
The following table summarizes the fair value of the Company’s assets and liabilities for which disclosure of fair value is required (in millions):

		JUNE 27, 2020		JUNE 29, 2019		SEPTEMBER 30, 2019
	FAIR VALUE HEIRARCHY LEVEL	CARRYING AMOUNT	ESTIMATED FAIR VALUE	CARRYING AMOUNT	ESTIMATED FAIR VALUE	CARRYING AMOUNT	ESTIMATED FAIR VALUE
Assets:
Cash equivalents	Level 1	$2.2	$2.2	$2.9	$2.9	$2.0	$2.0
Other
Investment securities in non-qualified retirement plan assets	Level 1	26.8	26.8	21.9	21.9	21.6	21.6
Bonnie Option	Level 3	11.3	11.3	13.0	13.0	11.3	11.3

Liabilities:
Debt instruments
Credit facilities – revolving loans	Level 2	106.2	106.2	200.3	200.3	147.2	147.2
Credit facilities – term loans	Level 2	730.0	730.0	760.0	760.0	750.0	750.0
Senior Notes – 4.500%	Level 1	450.0	462.9	—	—	—	—
Senior Notes – 5.250%	Level 1	250.0	260.0	250.0	252.5	250.0	263.4
Senior Notes – 6.000%	Level 1	—	—	400.0	414.5	400.0	412.5
Receivables facility	Level 2	160.0	160.0	316.0	316.0	76.0	76.0
Other
Debt	Level 2	1.6	1.6	8.0	8.0	10.3	10.3

NOTE 13. LEASES AND OTHER COMMITMENTS
The Company leases certain property and equipment from third parties under various non-cancelable lease agreements, including industrial, commercial and office properties and equipment that support the management, manufacturing, distribution and research and development of products marketed and sold by the Company. Certain lease agreements contain renewal and purchase options. The lease agreements generally require that the Company pay taxes, insurance and maintenance expenses related to the leased assets. There were no material operating leases that the Company had entered into and that were yet to commence as of June 27, 2020. From time to time, the Company will sublease portions of its facilities, resulting in sublease income. Sublease income and the related cash flows are not material to the condensed consolidated financial statements for the three months ended June 27, 2020.
The Company leases certain vehicles (primarily cars and light trucks) under agreements that are cancelable after the first year, but typically continue on a month-to-month basis until canceled by the Company. The vehicle leases and certain other non-cancelable operating leases contain residual value guarantees that create a contingent obligation on the part of the Company to compensate the lessor if the leased asset cannot be sold for an amount in excess of a specified minimum value at the conclusion of the lease term. If all such vehicle leases had been canceled as of June 27, 2020, the Company’s residual value guarantee would have approximated $3.4 million.

Contents
Supplemental balance sheet information related to the Company’s leases was as follows:

	BALANCE SHEET LOCATION	JUNE 27, 2020
		(In millions)
Operating leases:
Right-of-use assets	Other assets	$129.9

Current lease liabilities	Other current liabilities	46.5
Non-current lease liabilities	Other liabilities	87.4
Total operating lease liabilities		$133.9

Finance leases:
Right-of-use assets	Property, plant and equipment, net	$33.6

Current lease liabilities	Current portion of debt	4.8
Non-current lease liabilities	Long-term debt	29.9
Total finance lease liabilities		$34.7
        Components of lease cost were as follows:

	THREE MONTHS ENDED	NINE MONTHS ENDED
	JUNE 27, 2020	JUNE 27, 2020
	(In millions)
Operating lease cost (a)	$13.6	$40.2
Variable lease cost	2.9	8.7
Short term lease cost	2.1	5.0

Finance lease cost
Amortization of right-of-use assets	1.4	3.7
Interest on lease liabilities	0.3	1.0
Total finance lease cost	$1.7	$4.7
(a)Operating lease cost includes amortization of ROU assets for the three and nine months ended June 27, 2020 of $11.3 million and $34.2 million, respectively.
Supplemental cash flow information and non-cash activity related to the Company’s leases were as follows:

NINE MONTHS ENDED
JUNE 27, 2020
(In millions)
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases, net	$40.9
Operating cash flows from finance leases	1.0
Financing cash flows from finance leases	2.6

Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$34.6
Finance leases	11.9

Contents
Weighted-average remaining lease term and discount rate for the Company’s leases were as follows:

JUNE 27, 2020
Weighted-average remaining lease term (in years):
Operating leases	4.4
Finance leases	8.6

Weighted-average discount rate:
Operating leases	4.0%
Finance leases	4.3%
Maturities of lease liabilities by fiscal year for the Company’s leases as of June 27, 2020 were as follows (in millions):

Year	OPERATING LEASES	FINANCE LEASES
2020 (remainder of the year)	$13.8	$1.5
2021	47.2	6.1
2022	34.1	6.1
2023	19.3	6.1
2024	11.0	6.2
Thereafter	21.3	16.0
Total lease payments	146.7	42.0
Less: Imputed interest	(12.8)	(7.3)
Total lease liabilities	$133.9	$34.7
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

Contents
The following table presents financial information for the Company’s reportable segments for each of the periods indicated:

	THREE MONTHS ENDED		NINE MONTHS ENDED
	JUNE 27, 2020	JUNE 29, 2019	JUNE 27, 2020	JUNE 29, 2019
	(In millions)
Net sales:
U.S. Consumer	$1,075.8	$889.1	$2,325.9	$2,019.5
Hawthorne	302.9	176.3	731.7	461.1
Other	114.0	104.9	183.7	177.7
Consolidated	$1,492.7	$1,170.3	$3,241.3	$2,658.3

Segment Profit (Loss):
U.S. Consumer	$310.5	$271.5	$641.9	$548.5
Hawthorne	41.1	16.8	80.5	31.6
Other	14.4	13.2	14.8	13.0
Total Segment Profit	366.0	301.5	737.2	593.1
Corporate	(57.8)	(34.4)	(120.7)	(96.7)
Intangible asset amortization	(7.8)	(8.4)	(23.6)	(25.2)
Impairment, restructuring and other	(15.9)	(0.5)	(17.3)	(7.7)
Equity in income of unconsolidated affiliates	—	—	—	3.3
Costs related to refinancing	—	—	(15.1)	—
Interest expense	(20.3)	(25.9)	(63.0)	(80.0)
Other non-operating income, net	1.9	5.1	7.3	268.2
Income from continuing operations before income taxes	$266.1	$237.4	$504.8	$655.0

The following table presents net sales by product category for each of the periods indicated:

	THREE MONTHS ENDED		NINE MONTHS ENDED
	JUNE 27, 2020	JUNE 29, 2019	JUNE 27, 2020	JUNE 29, 2019
	(In millions)
U.S. Consumer:
Growing media	$549.8	$463.1	$1,011.4	$866.8
Lawn care	277.3	217.1	779.3	689.8
Controls	132.9	104.3	276.7	249.3
Roundup® marketing agreement	39.2	54.7	102.2	96.6
Other, primarily gardening and landscape	76.6	49.9	156.3	117.0
Hawthorne:
Indoor, urban and hydroponic gardening	302.9	176.3	731.7	461.1
Other:
Growing media	47.4	42.7	72.1	68.7
Lawn care	36.9	36.9	61.2	60.1
Other, primarily gardening and controls	29.7	25.3	50.4	48.9
Total net sales	$1,492.7	$1,170.3	$3,241.3	$2,658.3

Contents
The following table presents net sales by geographic area for each of the periods indicated:

	THREE MONTHS ENDED		NINE MONTHS ENDED
	JUNE 27, 2020	JUNE 29, 2019	JUNE 27, 2020	JUNE 29, 2019
	(In millions)
Net sales:
United States	$1,338.0	$1,044.4	$2,977.2	$2,415.9
International	154.7	125.9	264.1	242.4
	$1,492.7	$1,170.3	$3,241.3	$2,658.3

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

Contents
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
On August 11, 2014, Scotts Miracle-Gro announced that its Board of Directors authorized the repurchase of up to $500.0 million of Common Shares over a five-year period (effective November 1, 2014 through September 30, 2019). On August 3, 2016, Scotts Miracle-Gro announced that its Board of Directors authorized a $500.0 million increase to the share repurchase authorization ending on September 30, 2019. On August 2, 2019, the Scotts Miracle-Gro Board of Directors authorized an extension of the share repurchase authorization through March 28, 2020. The amended authorization allowed for repurchases of Common Shares of up to an aggregate amount of $1.0 billion through March 28, 2020. During fiscal 2020 through March 28, 2020, Scotts Miracle-Gro repurchased 0.4 million Common Shares under the share repurchase authorization for $48.2 million. There were no share repurchases under the share repurchase authorization during the three and nine months ended June 29, 2019. From the effective date of the share repurchase authorization in the fourth quarter of fiscal 2014 through March 28, 2020, Scotts Miracle-Gro repurchased approximately 8.7 million Common Shares for $762.8 million.
On January 31, 2020, the Scotts Miracle-Gro Board of Directors authorized a new share repurchase program allowing for repurchases of up to $750.0 million of Common Shares from April 30, 2020 through March 25, 2023. On March 26, 2020, we announced a temporary suspension of share repurchase activity, effective as of March 30, 2020, in order to enhance the Company’s financial flexibility in response to the COVID-19 pandemic. Accordingly, there were no share repurchases under this share repurchase authorization during the three months ended June 27, 2020.
On July 30, 2019, the Scotts Miracle-Gro Board of Directors approved an increase in our quarterly cash dividend from $0.55 to $0.58 per Common Share, which was first paid in the fourth quarter of fiscal 2019. On July 27, 2020, the Scotts Miracle-Gro Board of Directors approved a special cash dividend of $5.00 per Common Share, which will be paid on September 10, 2020 to all shareholders of record at the close of business on August 27, 2020. In addition, on July 27, 2020, the Scotts Miracle-Gro Board of Directors also approved an increase in our quarterly cash dividend from $0.58 to $0.62 per Common Share.
COVID-19 Response and Impacts
The World Health Organization recognized a novel strain of coronavirus (“COVID-19”) as a public health emergency of international concern on January 30, 2020 and as a global pandemic on March 11, 2020. Public health responses have included national pandemic preparedness and response plans, travel restrictions, quarantines, curfews, event postponements and cancellations and closures of facilities including local schools and businesses. Although many jurisdictions have begun down the path of re-opening their economies, the global pandemic and actions taken to contain COVID-19 have adversely affected the global economy and financial markets.
In response to the COVID-19 pandemic, we have implemented additional measures intended to both protect the health and safety of our employees and maintain our ability to provide products to our customers, including (i) requiring a significant part of our workforce to work from home, (ii) monitoring our employees for COVID-19 symptoms, (iii) making additional personal protective equipment available to our operations team, (iv) requiring all manufacturing and warehousing associates to take their temperatures before beginning a shift, (v) modifying work methods and schedules of our manufacturing and field associates to create distance or add barriers between associates, consumers and others, (vi) expanding cleaning efforts at our operation centers, (vii) modifying attendance policies so that associates may elect to stay home if they have symptoms, (viii) prioritizing production for goods that are more essential to our customers and (ix) implementing an interim premium pay allowance for associates in our field sales force as well as those still working in manufacturing or distribution centers. In addition, to help address the critical shortage of personal protective equipment in the fight against COVID-19, we shifted production in our Temecula, California manufacturing plant to produce face shields to help protect healthcare workers and first responders in critical need areas across the country. As a result of these additional measures and initiatives, we expect to incur

Contents
incremental costs, mostly related to premium pay provided to our associates, through the end of the fiscal year. While we believe that these efforts should enable us to maintain our operations during the COVID-19 pandemic, we can provide no assurance that we will be able to do so as a result of the unpredictability of the ultimate impact of the COVID-19 pandemic, including its length, severity and the responses of local, state, federal and foreign governmental authorities to the pandemic.
In those jurisdictions that remain closed or limited, our manufacturing and distribution operations are viewed as essential services and continue to operate. Likewise, our major retail partners have been designated as essential services and remain open at this time. In certain places, however, they have operated under reduced hours and customer capacity limitations. There have been no significant disruptions in incoming supplies or raw materials. We believe we have sufficient liquidity to satisfy our cash needs, however, we continue to evaluate and take action, as necessary, to preserve adequate liquidity and ensure that our business can continue to operate during these uncertain times. At June 27, 2020, we had $1,372.0 million of borrowing availability under our fifth amended and restated credit agreement (the “Fifth A&R Credit Agreement”).
For our fiscal quarter ended June 27, 2020, we experienced increased demand for many of our products, especially our soils, fertilizer, grass seed, controls and plant food products, in response to COVID-19, and expect strong demand for such products will continue throughout the remainder of this fiscal year. This increased demand has driven an increase in sales and profits through June 27, 2020 that were not previously projected for the fiscal year. In light of these events and in recognition of the dedication and efforts of our associates during this challenging time, we will provide one-time payments and retirement contributions to our hourly and certain salaried associates who do not participate in our variable cash incentive compensation plans along with providing increased variable payments to our salaried associates who participate in such plans. In addition, we will be increasing our contributions supporting community initiatives and charities.
The extent to which the COVID-19 pandemic will ultimately impact our business, results of operations, financial condition and cash flows depends on future developments that are highly uncertain, rapidly evolving and difficult to predict at this time. Depending on the length and severity of the COVID-19 pandemic, we may experience an increase or decrease in future customer orders driven by volatility in retail foot traffic, consumer shopping and consumption behavior. We are not able to predict the impact that the COVID-19 pandemic may have on the seasonality of our business.
RESULTS OF OPERATIONS
The following table sets forth the components of earnings as a percentage of net sales for the three months ended June 27, 2020 and June 29, 2019 (dollars in millions):

	JUNE 27, 2020	% OF NET SALES	JUNE 29, 2019	% OF NET SALES
Net sales	$1,492.7	100.0%	$1,170.3	100.0%
Cost of sales	954.3	63.9	747.0	63.8
Cost of sales—impairment, restructuring and other	11.7	0.8	(0.1)	—
Gross profit	526.7	35.3	423.4	36.2
Operating expenses:
Selling, general and administrative	237.7	15.9	166.4	14.2
Impairment, restructuring and other	4.2	0.3	0.6	0.1
Other (income) expense, net	0.3	—	(1.8)	(0.2)
Income from operations	284.5	19.1	258.2	22.1
Interest expense	20.3	1.4	25.9	2.2
Other non-operating income, net	(1.9)	(0.1)	(5.1)	(0.4)
Income from continuing operations before income taxes	266.1	17.8	237.4	20.3
Income tax expense from continuing operations	61.8	4.1	59.4	5.1
Income from continuing operations	204.3	13.7	178.0	15.2
Income (loss) from discontinued operations, net of tax	(1.0)	(0.1)	23.6	2.0
Net income	$203.3	13.6%	$201.6	17.2%
The sum of the components may not equal due to rounding.

Contents
The following table sets forth the components of earnings as a percentage of net sales for the nine months ended June 27, 2020 and June 29, 2019 (dollars in millions):

	JUNE 27, 2020	% OF NET SALES	JUNE 29, 2019	% OF NET SALES
Net sales	$3,241.3	100.0%	$2,658.3	100.0%
Cost of sales	2,094.9	64.6	1,724.8	64.9
Cost of sales—impairment, restructuring and other	15.3	0.5	3.4	0.1
Gross profit	1,131.1	34.9	930.1	35.0
Operating expenses:
Selling, general and administrative	553.1	17.1	462.4	17.4
Impairment, restructuring and other	2.0	0.1	4.3	0.2
Other (income) expense, net	0.4	—	(0.1)	—
Income from operations	575.6	17.8	463.5	17.4
Equity in income of unconsolidated affiliates	—	—	(3.3)	(0.1)
Costs related to refinancing	15.1	0.5	—	—
Interest expense	63.0	1.9	80.0	3.0
Other non-operating income, net	(7.3)	(0.2)	(268.2)	(10.1)
Income from continuing operations before income taxes	504.8	15.6	655.0	24.6
Income tax expense from continuing operations	122.0	3.8	162.7	6.1
Income from continuing operations	382.8	11.8	492.3	18.5
Income from discontinued operations, net of tax	1.6	—	26.1	1.0
Net income	$384.4	11.9%	$518.4	19.5%
The sum of the components may not equal due to rounding.

Net Sales
Net sales for the three months ended June 27, 2020 were $1,492.7 million, an increase of 27.5% from the three months ended June 29, 2019. Net sales for the nine months ended June 27, 2020 were $3,241.3 million, an increase of 21.9% from the nine months ended June 29, 2019. These changes in net sales were attributable to the following:

	THREE MONTHS ENDED	NINE MONTHS ENDED
	JUNE 27, 2020	JUNE 27, 2020
Volume	26.1%	20.5%
Pricing	1.9	1.7
Foreign exchange rates	(0.5)	(0.3)
Change in net sales	27.5%	21.9%
The increase in net sales for the three months ended June 27, 2020 as compared to the three months ended June 29, 2019 was primarily driven by:
•increased sales volume due to increased consumer demand including the impacts of the COVID-19 pandemic and driven by soils, fertilizer, grass seed, controls and plant food products in our U.S. Consumer segment, hydroponic gardening products in our Hawthorne segment and increased sales in our Other segment, partially offset by decreased sales of mulch products in our U.S. Consumer segment and a decrease due to the loss in sales from the Roundup® brand extension products that were sold to Monsanto during fiscal 2019; and
•increased pricing in our U.S. Consumer, Hawthorne and Other segments;
•partially offset by a decrease in expense reimbursements associated with the Roundup® marketing agreement; and
•the unfavorable impact of foreign exchange rates as a result of the strengthening of the U.S. dollar relative to the euro and the Canadian dollar.
The increase in net sales for the nine months ended June 27, 2020 as compared to the nine months ended June 29, 2019 was primarily driven by:
•increased sales volume due to increased consumer demand including impacts of the COVID-19 pandemic and driven by soils, fertilizer, grass seed, controls and plant food products in our U.S. Consumer segment, hydroponic

Contents
gardening products in our Hawthorne segment and increased sales in our Other segment, partially offset by decreased sales of mulch products in our U.S. Consumer segment and a decrease of $29.3 million due to the loss in sales from the Roundup® brand extension products that were sold to Monsanto during fiscal 2019;
•increased pricing in our U.S. Consumer, Hawthorne and Other segments; and
•increased net sales associated with the Roundup® marketing agreement;
•partially offset by the unfavorable impact of foreign exchange rates as a result of the strengthening of the U.S. dollar relative to the euro and the Canadian dollar.
Cost of Sales
The following table shows the major components of cost of sales for the periods indicated:

	THREE MONTHS ENDED		NINE MONTHS ENDED
	JUNE 27, 2020	JUNE 29, 2019	JUNE 27, 2020	JUNE 29, 2019
	(In millions)
Materials	$552.8	$414.8	$1,206.4	$966.6
Manufacturing labor and overhead	213.7	178.5	464.0	392.5
Distribution and warehousing	171.4	139.4	377.8	324.4
Costs associated with Roundup® marketing agreement	16.4	14.3	46.7	41.3
	954.3	747.0	2,094.9	1,724.8
Impairment, restructuring and other	11.7	(0.1)	15.3	3.4
	$966.0	$746.9	$2,110.2	$1,728.2

Factors contributing to the change in cost of sales are outlined in the following table:

	THREE MONTHS ENDED	NINE MONTHS ENDED
	JUNE 27, 2020	JUNE 27, 2020
	(In millions)
Volume, product mix and other	$214.8	$377.4
Costs associated with Roundup® marketing agreement	2.1	5.4
Foreign exchange rates	(4.9)	(6.6)
Material costs	(4.7)	(6.1)
	207.3	370.1
Impairment, restructuring and other	11.8	11.9
Change in cost of sales	$219.1	$382.0

The increase in cost of sales for the three months ended June 27, 2020 as compared to the three months ended June 29, 2019 was primarily driven by:
•higher sales volume in our U.S. Consumer, Hawthorne and Other segments;
•an increase in costs associated with the Roundup® marketing agreement; and
•an increase in impairment, restructuring and other charges of $11.8 million as a result of costs associated with the COVID-19 pandemic;
•partially offset by the favorable impact of foreign exchange rates as a result of the strengthening of the U.S. dollar relative to the euro and the Canadian dollar; and
•lower material costs in our U.S. Consumer, Hawthorne and Other segments.
The increase in cost of sales for the nine months ended June 27, 2020 as compared to the nine months ended June 29, 2019 was primarily driven by:
•higher sales volume in our U.S. Consumer, Hawthorne and Other segments;
•higher warehousing costs and inventory adjustments to net realizable value included within “volume, product mix and other” associated with our U.S. Consumer segment;

Contents
•an increase in costs associated with the Roundup® marketing agreement; and
•an increase in impairment, restructuring and other charges of $11.9 million as a result of costs associated with the COVID-19 pandemic;
•partially offset by the favorable impact of foreign exchange rates as a result of the strengthening of the U.S. dollar relative to the euro and the Canadian dollar;
•lower material costs in our U.S. Consumer, Hawthorne and Other segments; and
•lower transportation costs included within “volume, product mix and other” in our U.S. Consumer segment.
Gross Profit
As a percentage of net sales, our gross profit rate was 35.3% and 36.2% for the three months ended June 27, 2020 and June 29, 2019, respectively. As a percentage of net sales, our gross profit rate was 34.9% and 35.0% for the nine months ended June 27, 2020 and June 29, 2019, respectively. Factors contributing to the change in gross profit rate are outlined in the following table:

	THREE MONTHS ENDED	NINE MONTHS ENDED
	JUNE 27, 2020	JUNE 27, 2020
Pricing	0.9%	0.8%
Material costs	0.3	0.2
Roundup® commissions and reimbursements	(1.0)	—
Volume, product mix and other	(0.3)	(0.7)
	(0.1)%	0.3%
Impairment, restructuring and other	(0.8)	(0.4)
Change in gross profit rate	(0.9)%	(0.1)%
The decrease in gross profit rate for the three months ended June 27, 2020 as compared to the three months ended June 29, 2019 was primarily driven by:
•an increase in impairment, restructuring and other charges of $11.8 million as a result of costs associated with the COVID-19 pandemic;
•a decrease in expense reimbursements associated with the Roundup® marketing agreement; and
•unfavorable mix driven by higher sales growth in our Hawthorne segment relative to our U.S. Consumer segment and increased sales of lower tier and commodity soils products within our U.S. Consumer segment;
•partially offset by increased pricing in our U.S. Consumer, Hawthorne and Other segments;
•lower material costs in our U.S. Consumer, Hawthorne and Other segments; and
•favorable leverage of fixed costs driven by higher sales volume in our U.S. Consumer, Hawthorne and Other segments.
The decrease in gross profit rate for the nine months ended June 27, 2020 as compared to the nine months ended June 29, 2019 was primarily driven by:
•an increase in impairment, restructuring and other charges of $11.9 million as a result of costs associated with the COVID-19 pandemic;
•unfavorable mix driven by higher sales growth in our Hawthorne segment relative to our U.S. Consumer segment and increased sales of lower tier and commodity soils products within our U.S. Consumer segment; and
•higher warehousing costs and inventory adjustments to net realizable value included within “volume, product mix and other” associated with our U.S. Consumer segment;
•partially offset by increased pricing in our U.S. Consumer, Hawthorne and Other segments;
•lower material costs in our U.S. Consumer, Hawthorne and Other segments;
•lower transportation costs included within “volume, product mix and other” in our U.S. Consumer segment; and
•favorable leverage of fixed costs driven by higher sales volume in our U.S. Consumer, Hawthorne and Other segments.

Contents
Selling, General and Administrative Expenses
The following table sets forth the components of selling, general and administrative expenses (“SG&A”) for the periods indicated:

	THREE MONTHS ENDED		NINE MONTHS ENDED
	JUNE 27, 2020	JUNE 29, 2019	JUNE 27, 2020	JUNE 29, 2019
	(In millions)
Advertising	$55.6	$41.8	$122.4	$106.3
Share-based compensation	22.8	11.4	41.8	28.4
Research and development	9.1	10.2	28.0	28.8
Amortization of intangibles	7.7	8.2	23.1	24.7
Other selling, general and administrative	142.5	94.8	337.8	274.2
	$237.7	$166.4	$553.1	$462.4
SG&A increased $71.3 million, or 42.8%, during the three months ended June 27, 2020 compared to the three months ended June 29, 2019. Advertising expense increased $13.8 million, or 33.0%, during the three months ended June 27, 2020 driven by increased media spending in our U.S. Consumer segment. Share-based compensation expense increased $11.4 million, or 100.0%, during the three months ended June 27, 2020 due to an increase in the expected payout percentage on long-term performance-based awards. Other SG&A increased $47.7 million, or 50.3%, during the three months ended June 27, 2020 driven by higher short-term variable cash incentive compensation expense and higher selling expense.
SG&A increased $90.7 million, or 19.6%, during the nine months ended June 27, 2020 compared to the nine months ended June 29, 2019. Advertising expense increased $16.1 million, or 15.1%, during the nine months ended June 27, 2020 driven by increased media spending in our U.S. Consumer segment. Share-based compensation expense increased $13.4 million, or 47.2%, during the nine months ended June 27, 2020 due to an increase in the expected payout percentage on long-term performance-based awards. Other SG&A increased $63.6 million, or 23.2%, during the nine months ended June 27, 2020 driven by higher short-term variable cash incentive compensation expense and higher selling expense.
Impairment, Restructuring and Other
Activity described herein is classified within the “Cost of sales—impairment, restructuring and other,” “Impairment, restructuring and other” and “Income (loss) from discontinued operations, net of tax” lines in the Condensed Consolidated Statements of Operations. The following table details impairment, restructuring and other charges (recoveries) for each of the periods presented:

	THREE MONTHS ENDED		NINE MONTHS ENDED
	JUNE 27, 2020	JUNE 29, 2019	JUNE 27, 2020	JUNE 29, 2019
	(In millions)
Cost of sales—impairment, restructuring and other:
COVID-19 related costs	$12.2	$—	$15.3	$—
Restructuring and other charges (recoveries)	(0.5)	(0.1)	—	2.9
Property, plant and equipment impairments	—	—	—	0.5
Operating expenses:
COVID-19 related costs	4.3	—	5.0	—
Restructuring and other charges, net	(0.1)	0.6	(3.0)	4.3
Impairment, restructuring and other charges from continuing operations	15.9	0.5	17.3	7.7
Restructuring and other charges (recoveries), net, from discontinued operations	—	(30.9)	(3.1)	(35.8)
Total impairment, restructuring and other charges (recoveries)	$15.9	$(30.4)	$14.2	$(28.1)
COVID-19
In response to the COVID-19 pandemic, we have implemented additional measures intended to both protect the health and safety of our employees and maintain our ability to provide products to our customers as described in additional detail above under “COVID-19 Response and Impacts.” During the three and nine months ended June 27, 2020, we incurred costs of

Contents
$16.5 million and $20.3 million, respectively, associated with the COVID-19 pandemic primarily related to premium pay. We incurred costs of $9.6 million and $12.2 million in our U.S. Consumer segment, $2.0 million and $2.5 million in our Hawthorne segment and $0.6 million in our Other segment in the “Cost of sales—impairment, restructuring and other” line in the Condensed Consolidated Statements of Operations during the three and nine months ended June 27, 2020, respectively. We incurred costs of $4.2 million and $4.9 million in our U.S. Consumer segment and $0.1 million in our Other segment in the “Impairment, restructuring and other” line in the Condensed Consolidated Statements of Operations during the three and nine months ended June 27, 2020, respectively.
Project Catalyst
In connection with the acquisition of Sunlight Supply during the third quarter of fiscal 2018, we announced the launch of an initiative called Project Catalyst, which is a company-wide restructuring effort to reduce operating costs throughout our U.S. Consumer, Hawthorne and Other segments and drive synergies from acquisitions within our Hawthorne segment. Costs incurred during the three and nine months ended June 27, 2020 related to Project Catalyst were not material. Costs incurred to date since the inception of Project Catalyst are $25.3 million for our Hawthorne segment, $13.5 million for our U.S. Consumer segment, $1.3 million for our Other segment and $2.8 million for Corporate. Additionally, during the three and nine months ended June 27, 2020, we received zero and $2.6 million, respectively, from the final settlement of escrow funds related to a previous acquisition within the Hawthorne segment that was recognized in the “Impairment, restructuring and other” line in the Condensed Consolidated Statements of Operations.
During the three and nine months ended June 29, 2019, we incurred charges of $0.4 million and $8.0 million, respectively, related to Project Catalyst. We incurred charges of zero and $0.4 million in our U.S. Consumer segment, $(0.1) million and $2.4 million in our Hawthorne segment and zero and $0.6 million in our Other segment in the “Cost of sales—impairment, restructuring and other” line in the Condensed Consolidated Statements of Operations during the three and nine months ended June 29, 2019, respectively, related to employee termination benefits, facility closure costs and impairment of property, plant and equipment. We incurred charges of zero and $0.5 million in our U.S. Consumer segment, $0.5 million and $2.6 million in our Hawthorne segment, zero and $0.6 million in our Other segment and zero and $0.9 million at Corporate in the “Impairment, restructuring and other” line in the Condensed Consolidated Statements of Operations during the three and nine months ended June 29, 2019, respectively, related to employee termination benefits and facility closure costs.
Other
We recognized insurance recoveries related to the previously disclosed legal matter In re Morning Song Bird Food Litigation of zero and $1.5 million during the three and nine months ended June 27, 2020, respectively, and recognized insurance recoveries of $8.4 million and $13.4 million during the three and nine months ended June 29, 2019, respectively, in the “Income (loss) from discontinued operations, net of tax” line in the Condensed Consolidated Statements of Operations. In addition, during the three and nine months ended June 29, 2019, we recognized a favorable adjustment of $22.5 million in the “Income (loss) from discontinued operations, net of tax” line in the Condensed Consolidated Statements of Operations as a result of the final resolution of the previously disclosed settlement agreement. Refer to “NOTE 2. DISCONTINUED OPERATIONS” of the Notes to Condensed Consolidated Financial Statements (Unaudited) included in this Quarterly Report on Form 10-Q for more information.
During the three and nine months ended June 29, 2019, we recognized favorable adjustments of zero and $0.4 million, respectively, related to the previously disclosed legal matter In re Scotts EZ Seed Litigation in the “Impairment, restructuring and other” line in the Condensed Consolidated Statements of Operations.
Other (Income) Expense, net
Other (income) expense is comprised of activities outside our normal business operations, such as royalty income from the licensing of certain of our brand names, foreign exchange transaction gains and losses and gains and losses from the disposition of non-inventory assets. Other (income) expense was $0.3 million and $(1.8) million for the three months ended June 27, 2020 and June 29, 2019, respectively. The change for the three months ended June 27, 2020 was primarily due to foreign exchange transaction losses. Other (income) expense was $0.4 million and $(0.1) million for the nine months ended June 27, 2020 and June 29, 2019, respectively.
Income from Operations
Income from operations was $284.5 million for the three months ended June 27, 2020, an increase of 10.2% compared to $258.2 million for the three months ended June 29, 2019. Income from operations was $575.6 million for the nine months ended June 27, 2020, an increase of 24.2% compared to $463.5 million for the nine months ended June 29, 2019. For the three and nine months ended June 27, 2020, the increase was driven by higher net sales, partially offset by higher SG&A, higher impairment, restructuring and other charges and decreased other income.

Contents
Equity in Income of Unconsolidated Affiliates
Equity in income of unconsolidated affiliates was zero for the three months ended June 27, 2020 and June 29, 2019 and was zero and $3.3 million for the nine months ended June 27, 2020 and June 29, 2019, respectively. The decrease for the nine months ended June 27, 2020 was attributable to the sale of our equity interest in an unconsolidated affiliate whose products support the professional U.S. industrial, turf and ornamental market (the “IT&O Joint Venture”) on April 1, 2019.
Costs Related to Refinancing
Costs related to refinancing were zero and $15.1 million for the three and nine months ended June 27, 2020. The costs incurred for the nine months ended June 27, 2020 were associated with the redemption of our 6.000% Senior Notes due 2023 (the “6.000% Senior Notes”), and are comprised of $12.0 million of redemption premium and $3.1 million of unamortized bond issuance costs that were written off. Refer to “NOTE 7. DEBT” of the Notes to the Condensed Consolidated Financial Statements (Unaudited) included in this Quarterly Report on Form 10-Q for more information regarding the redemption of the 6.000% Senior Notes.
Interest Expense
Interest expense was $20.3 million for the three months ended June 27, 2020, a decrease of 21.6% compared to $25.9 million for the three months ended June 29, 2019. The decrease was driven by a decrease in average borrowings of $175.8 million and a decrease in our weighted average interest rate of 70 basis points. The decrease in average borrowings was primarily driven by the application of the proceeds from the sale of our approximately 30% equity interest in Outdoor Home Services Holdings LLC, a lawn service joint venture between the Company and TruGreen Holding Corporation (the “TruGreen Joint Venture”), the payoff of second lien term loan financing by the TruGreen Joint Venture, the sale of our equity interest in the IT&O Joint Venture and the sale of the Roundup® brand extension assets to reduce our indebtedness. The decrease in our weighted average interest rate was driven by lower borrowing rates on the Fifth A&R Credit Agreement, the issuance of the 4.500% Senior Notes due 2029 (the “4.500% Senior Notes”) and the redemption of the 6.000% Senior Notes.
Interest expense was $63.0 million for the nine months ended June 27, 2020, a decrease of 21.3% compared to $80.0 million for the nine months ended June 29, 2019. The decrease was driven by a decrease in average borrowings of $263.6 million and a decrease in our weighted average interest rate of 50 basis points. The decrease in average borrowings was primarily driven by the application of the proceeds from the sale of our approximately 30% equity interest in the TruGreen Joint Venture, the payoff of second lien term loan financing by the TruGreen Joint Venture, the sale of our equity interest in the IT&O Joint Venture and the sale of the Roundup® brand extension assets to reduce our indebtedness. The decrease in our weighted average interest rate was driven by lower borrowing rates on the Fifth A&R Credit Agreement, the issuance of the 4.500% Senior Notes and the redemption of the 6.000% Senior Notes.
Other Non-Operating Income, net
Other non-operating income, which includes the non-service-cost components of net post-employment benefit cost and interest income, was $1.9 million and $5.1 million for the three months ended June 27, 2020 and June 29, 2019, respectively, and was $7.3 million and $268.2 million for the nine months ended June 27, 2020 and June 29, 2019, respectively.
On March 19, 2019, we entered into an agreement under which we sold, to TruGreen Companies L.L.C., a subsidiary of TruGreen Holding Corporation, all of our approximately 30% equity interest in the TruGreen Joint Venture. Prior to this transaction, our net investment and advances with respect to the TruGreen Joint Venture had been reduced to a liability which resulted in an amount recorded in the “Distributions in excess of investment in unconsolidated affiliate” line in the Condensed Consolidated Balance Sheets. In connection with this transaction, we received cash proceeds of $234.2 million related to the sale of our equity interest in the TruGreen Joint Venture and $18.4 million related to the payoff of second lien term loan financing by the TruGreen Joint Venture. During the nine months ended June 29, 2019, we also received a distribution from the TruGreen Joint Venture intended to cover certain required tax payments of $3.5 million, which was classified as an investing activity in the Condensed Consolidated Statements of Cash Flows. During the three and nine months ended June 29, 2019, we recognized a pre-tax gain of zero and $259.8 million, respectively, related to this sale in the “Other non-operating income, net” line in the Condensed Consolidated Statements of Operations. The cash proceeds were applied to reduce our indebtedness. During the third quarter of fiscal 2019, we made cash tax payments of $75.2 million associated with this disposition.
On April 1, 2019, we sold all of our noncontrolling equity interest in the IT&O Joint Venture for cash proceeds of $36.6 million. During the three and nine months ended June 29, 2019, we recognized a pre-tax gain of $2.9 million related to this sale in the “Other non-operating income, net” line in the Condensed Consolidated Statements of Operations. During the nine months ended June 29, 2019, we received a distribution of net earnings from the IT&O Joint Venture of $4.9 million, which was classified as an operating activity in the Condensed Consolidated Statements of Cash Flows.

Contents
During the second quarter of fiscal 2019, we recognized a charge of $2.5 million in the “Other non-operating income, net” line in the Condensed Consolidated Statements of Operations related to the write-off of accumulated foreign currency translation loss adjustments of a foreign subsidiary that was substantially liquidated.
Income Tax Expense from Continuing Operations
The effective tax rates related to continuing operations for the nine months ended June 27, 2020 and June 29, 2019 were 24.2% and 24.8%, respectively. The effective tax rate used for interim purposes is based on our best estimate of factors impacting the effective tax rate for the full fiscal year. Factors affecting the estimated effective tax rate include assumptions as to income by jurisdiction (domestic and foreign), the availability and utilization of tax credits and the existence of elements of income and expense that may not be taxable or deductible. The estimated effective tax rate is subject to revision in later interim periods and at fiscal year end as facts and circumstances change during the course of the fiscal year. There can be no assurance that the effective tax rate estimated for interim financial reporting purposes will approximate the effective tax rate determined at fiscal year end.
Income from Continuing Operations
Income from continuing operations was $204.3 million, or $3.57 per diluted share, for the three months ended June 27, 2020 compared to $178.0 million, or $3.15 per diluted share, for the three months ended June 29, 2019. The increase was driven by higher net sales and lower interest expense, partially offset by higher SG&A, increased impairment, restructuring and other charges, lower other non-operating income and decreased other income.
Diluted average common shares used in the diluted income per common share calculation were 57.1 million for the three months ended June 27, 2020 compared to 56.6 million for the three months ended June 29, 2019. The increase was primarily the result of the exercise and issuance of share-based compensation awards, partially offset by Common Share repurchase activity.
Income from continuing operations was $382.8 million, or $6.74 per diluted share, for the nine months ended June 27, 2020 compared to $492.3 million, or $8.78 per diluted share, for the nine months ended June 29, 2019. The decrease was driven by lower other non-operating income, higher SG&A, increased impairment, restructuring and other charges, higher costs related to refinancing, lower equity in income of unconsolidated affiliates and decreased other income, partially offset by higher net sales and lower interest expense.
Diluted average common shares used in the diluted income per common share calculation were 56.7 million for the nine months ended June 27, 2020 compared to 56.1 million for the nine months ended June 29, 2019. The increase was primarily the result of the exercise and issuance of share-based compensation awards, partially offset by Common Share repurchase activity.
Income (Loss) from Discontinued Operations, net of tax
Income (loss) from discontinued operations, net of tax, was $(1.0) million and $1.6 million for the three and nine months ended June 27, 2020, respectively, as compared to $23.6 million and $26.1 million for the three and nine months ended June 29, 2019, respectively.
We recognized insurance recoveries related to the previously disclosed legal matter In re Morning Song Bird Food Litigation of zero and $1.5 million during the three and nine months ended June 27, 2020, respectively, and recognized insurance recoveries of $8.4 million and $13.4 million during the three and nine months ended June 29, 2019, respectively. In addition, during the three and nine months ended June 29, 2019, we recognized a favorable adjustment of $22.5 million as a result of the final resolution of the previously disclosed settlement agreement related to this matter. Refer to “NOTE 2. DISCONTINUED OPERATIONS” of the Notes to Condensed Consolidated Financial Statements (Unaudited) included in this Quarterly Report on Form 10-Q for more information.
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

Contents
(Loss)”), which is a non-GAAP financial measure. Senior management uses Segment Profit (Loss) to evaluate segment performance because they believe this measure is indicative of performance trends and the overall earnings potential of each segment.
The following table sets forth net sales by segment:

	THREE MONTHS ENDED		NINE MONTHS ENDED
	JUNE 27, 2020	JUNE 29, 2019	JUNE 27, 2020	JUNE 29, 2019
	(In millions)
U.S. Consumer	$1,075.8	$889.1	$2,325.9	$2,019.5
Hawthorne	302.9	176.3	731.7	461.1
Other	114.0	104.9	183.7	177.7
Consolidated	$1,492.7	$1,170.3	$3,241.3	$2,658.3
The following table sets forth Segment Profit (Loss) as well as a reconciliation to income from continuing operations before income taxes, the most directly comparable GAAP measure:

	THREE MONTHS ENDED		NINE MONTHS ENDED
	JUNE 27, 2020	JUNE 29, 2019	JUNE 27, 2020	JUNE 29, 2019
	(In millions)
U.S. Consumer	$310.5	$271.5	$641.9	$548.5
Hawthorne	41.1	16.8	80.5	31.6
Other	14.4	13.2	14.8	13.0
Total Segment Profit (Non-GAAP)	366.0	301.5	737.2	593.1
Corporate	(57.8)	(34.4)	(120.7)	(96.7)
Intangible asset amortization	(7.8)	(8.4)	(23.6)	(25.2)
Impairment, restructuring and other	(15.9)	(0.5)	(17.3)	(7.7)
Equity in income of unconsolidated affiliates	—	—	—	3.3
Costs related to refinancing	—	—	(15.1)	—
Interest expense	(20.3)	(25.9)	(63.0)	(80.0)
Other non-operating income, net	1.9	5.1	7.3	268.2
Income from continuing operations before income taxes (GAAP)	$266.1	$237.4	$504.8	$655.0
U.S. Consumer
U.S. Consumer segment net sales were $1,075.8 million in the third quarter of fiscal 2020, an increase of 21.0% from third quarter of fiscal 2019 net sales of $889.1 million, and were $2,325.9 million for the first nine months of fiscal 2020, an increase of 15.2% from the first nine months of fiscal 2019 net sales of $2,019.5 million. For the third quarter of fiscal 2020, the increase was driven by the favorable impacts of volume and pricing of 19.4% and 1.6%, respectively. For the nine months ended June 27, 2020, the increase was driven by the favorable impacts of volume and pricing of 13.8% and 1.4%, respectively. The increase in sales volume for the three and nine months ended June 27, 2020 was driven by soils, fertilizer, grass seed, controls and plant food products, partially offset by decreased sales of mulch products and the loss in sales from the Roundup® brand extension products that were sold to Monsanto during fiscal 2019. Additionally, during the third quarter of fiscal 2019, Monsanto agreed to reimburse us for $20.0 million of additional expenses incurred by the Company for certain activities connected to the Roundup® marketing agreement and this payment was recognized in the “Net sales” line in the Condensed Consolidated Statements of Operations during the third quarter of fiscal 2019.
U.S. Consumer Segment Profit was $310.5 million in the third quarter of fiscal 2020, an increase of 14.4% from the third quarter of fiscal 2019 Segment Profit of $271.5 million; and was $641.9 million for the first nine months of fiscal 2020, an increase of 17.0% from the first nine months of fiscal 2019 Segment Profit of $548.5 million. For the three and nine months ended June 27, 2020, the increase was due to higher net sales and a higher gross profit rate, partially offset by higher SG&A.
Hawthorne
Hawthorne segment net sales were $302.9 million in the third quarter of fiscal 2020, an increase of 71.8% from third quarter of fiscal 2019 net sales of $176.3 million; and were $731.7 million for the first nine months of fiscal 2020, an increase of 58.7% from the first nine months of fiscal 2019 net sales of $461.1 million. For the third quarter of fiscal 2020, the increase

Contents
was driven by the favorable impacts of volume and pricing of 67.9% and 4.6%, respectively, partially offset by the unfavorable impact of foreign exchange rates of 0.7%. For the nine months ended June 27, 2020, the increase was driven by the favorable impacts of volume and pricing of 55.5% and 3.7%, respectively, partially offset by the unfavorable impact of foreign exchange rates of 0.5%.
Hawthorne Segment Profit was $41.1 million in the third quarter of fiscal 2020, an increase of 144.6% from the third quarter of fiscal 2019 Segment Profit of $16.8 million; and was $80.5 million for the first nine months of fiscal 2020, an increase of 154.7% from the first nine months of fiscal 2019 Segment Profit of $31.6 million. For the three and nine months ended June 27, 2020, the increase was driven by higher net sales and a higher gross profit rate, partially offset by higher SG&A.
Other
Other segment net sales were $114.0 million in the third quarter of fiscal 2020, an increase of 8.7% from third quarter of fiscal 2019 net sales of $104.9 million; and were $183.7 million in the first nine months of fiscal 2020, an increase of 3.4% from the first nine months of fiscal 2019 net sales of $177.7 million. For the third quarter of fiscal 2020, the increase was driven by the favorable impacts of volume and pricing of 12.9% and 0.4%, respectively, partially offset by the unfavorable impact of foreign exchange rates of 4.6%. For the nine months ended June 27, 2020, the increase was driven by the favorable impacts of volume and pricing of 6.6% and 0.3%, respectively, partially offset by the unfavorable impact of foreign exchange rates of 3.4%.
Other Segment Profit was $14.4 million in the third quarter of fiscal 2020, an increase of 9.1% from the third quarter of fiscal 2019 Segment Profit of $13.2 million; and was $14.8 million for the first nine months of fiscal 2020, an increase of 13.8% from the first nine months of fiscal 2019 Segment Profit of $13.0 million. For the three months ended June 27, 2020, the increase was driven by higher net sales and lower SG&A, partially offset by a lower gross profit rate. For the nine months ended June 27, 2020, the increase was driven by higher net sales, a higher gross profit rate and lower SG&A.
Corporate
Corporate expenses were $57.8 million in the third quarter of fiscal 2020, an increase of 68.0% from third quarter of fiscal 2019 expenses of $34.4 million; and were $120.7 million for the first nine months of fiscal 2020, an increase of 24.8% from the first nine months of fiscal 2019 expenses of $96.7 million. For the three and nine months ended June 27, 2020, the increase was driven by higher short-term variable cash incentive compensation expense and an increase in the expected payout percentage on long-term performance-based awards.
LIQUIDITY AND CAPITAL RESOURCES
The following table summarizes cash activities:

	NINE MONTHS ENDED
	JUNE 27, 2020	JUNE 29, 2019
	(In millions)
Net cash provided by (used in) operating activities	$42.5	$(77.7)
Net cash provided by investing activities	74.4	263.5
Net cash used in financing activities	(87.4)	(182.9)
Operating Activities
Cash provided by operating activities totaled $42.5 million for the nine months ended June 27, 2020, an increase of $120.2 million as compared to cash used in operating activities of $77.7 million for the nine months ended June 29, 2019. This increase was driven by higher net sales and lower interest payments during the nine months ended June 27, 2020, timing of customer rebate payments, payments made in connection with litigation settlements of $55.2 million partially offset by insurance reimbursements of $13.4 million received during the nine months ended June 29, 2019, and lower tax payments due to timing as well as payments of $75.2 million made in connection with the sale of our equity interest in the TruGreen Joint Venture during the nine months ended June 29, 2019, partially offset by higher short-term variable cash incentive compensation payouts and higher SG&A during the nine months ended June 27, 2020.
Investing Activities
Cash provided by investing activities totaled $74.4 million for the nine months ended June 27, 2020 as compared to $263.5 million for the nine months ended June 29, 2019. Cash used for investments in property, plant and equipment during the first nine months of fiscal 2020 and 2019 was $41.7 million and $28.8 million, respectively. During the nine months ended June 27, 2020, we received proceeds of $115.5 million from the sale of the Roundup® brand extension assets. During the nine months ended June 27, 2020, we made a $2.5 million loan investment and received cash of $2.9 million associated with currency forward contracts. During the nine months ended June 29, 2019, we sold our interest in the TruGreen Joint Venture for cash proceeds of $234.2 million related to the sale of our equity interest and $18.4 million related to the payoff of second lien term loan financing, and we sold our equity interest in the IT&O Joint Venture for cash proceeds of $36.6 million. During the nine months ended June 29, 2019, we paid a post-closing net working capital adjustment obligation of $6.6 million related to the fiscal 2018 acquisition of Sunlight Supply and we received cash of $3.6 million associated with currency forward contracts.
Financing Activities
Cash used in financing activities totaled $87.4 million for the nine months ended June 27, 2020 as compared to $182.9 million for the nine months ended June 29, 2019. This change was the result of the issuance of $450.0 million aggregate principal amount of 4.500% Senior Notes and an increase in net borrowings under our Fifth A&R Credit Facilities (as defined below) of $15.7 million during the nine months ended June 27, 2020 as compared to net repayments on our Fifth A&R Credit Facilities of $90.2 million during the nine months ended June 29, 2019, and an increase in cash received from the exercise of stock options of $13.8 million, partially offset by the redemption of all $400.0 million aggregate principal amount of 6.000% Senior Notes, payment of financing and issuance fees of $18.7 million and an increase in repurchases of our Common Shares of $50.1 million during the nine months ended June 27, 2020.
On July 27, 2020, the Scotts Miracle-Gro Board of Directors approved a special cash dividend of $5.00 per Common Share, which will be paid on September 10, 2020 to all shareholders of record at the close of business on August 27, 2020. In addition, on July 27, 2020, the Scotts Miracle-Gro Board of Directors also approved an increase in our quarterly cash dividend from $0.58 to $0.62 per Common Share.
Cash and Cash Equivalents
Our cash and cash equivalents were held in cash depository accounts with major financial institutions around the world or invested in high-quality, short-term liquid investments having original maturities of three months or less. The cash and cash equivalents balances of $48.3 million, $36.4 million and $18.8 million as of June 27, 2020, June 29, 2019 and September 30, 2019, respectively, included $33.0 million, $24.0 million and $7.2 million, respectively, held by controlled foreign corporations. As of June 27, 2020, we maintain our assertion of indefinite reinvestment of the earnings of all material foreign subsidiaries with the exception of the cumulative earnings of Scotts Luxembourg Sarl, which are generally taxed on a current basis under “Subpart F” of the Code which prevents deferral of recognition of U.S. taxable income through the use of foreign entities.
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
At June 27, 2020, we had letters of credit outstanding in the aggregate principal amount of $21.8 million, and $1,372.0 million of borrowing availability under the Fifth A&R Credit Agreement. The weighted average interest rates on average borrowings under the Fifth A&R Credit Agreement were 3.4% and 4.6% for the nine months ended June 27, 2020 and June 29, 2019, respectively.
The Fifth A&R Credit Agreement contains, among other obligations, an affirmative covenant regarding our leverage ratio on the last day of each quarter calculated as average total indebtedness, divided by our earnings before interest, taxes, depreciation and amortization (“EBITDA”), as adjusted pursuant to the terms of the Fifth A&R Credit Agreement (“Adjusted EBITDA”). The maximum leverage ratio is 4.75 for the second quarter of fiscal 2020 through the fourth quarter of fiscal 2020 and 4.50 for the first quarter of fiscal 2021 and thereafter. Our leverage ratio was 2.80 at June 27, 2020. The Fifth A&R Credit Agreement also contains an affirmative covenant regarding our interest coverage ratio determined as of the end of each of our fiscal quarters. The interest coverage ratio is calculated as Adjusted EBITDA divided by interest expense, as described in the Fifth A&R Credit Agreement, and excludes costs related to refinancings. The minimum interest coverage ratio was 3.00 for the twelve months ended June 27, 2020. Our interest coverage ratio was 8.50 for the twelve months ended June 27, 2020. As of June 27, 2020, we were in compliance with these financial covenants.
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
Receivables Facility
We also maintain a Master Repurchase Agreement (including the annexes thereto, the “Repurchase Agreement”) and a Master Framework Agreement (the “Framework Agreement” and, together with the Repurchase Agreement, the “Receivables Facility”). Under the Receivables Facility, we may sell a portfolio of available and eligible outstanding customer accounts receivable to the purchasers and simultaneously agree to repurchase the receivables on a weekly basis. The eligible accounts receivable consist of accounts receivable generated by sales to three specified customers. The eligible amount of customer accounts receivables which may be sold under the Receivables Facility is $400.0 million and the commitment amount during the seasonal commitment period beginning on February 28, 2020 and ending on June 19, 2020 was $160.0 million. The Receivables Facility expires on August 21, 2020 but is expected to be renewed prior to its expiration.
We account for the sale of receivables under the Receivables Facility as short-term debt and continue to carry the receivables on our Condensed Consolidated Balance Sheet, primarily as a result of our requirement to repurchase receivables sold. As of June 27, 2020 and June 29, 2019, there were $160.0 million and $316.0 million, respectively, in borrowings on receivables pledged as collateral under the Receivables Facility, and the carrying value of the receivables pledged as collateral was $177.8 million and $351.1 million, respectively.
Interest Rate Swap Agreements
We enter into interest rate swap agreements with major financial institutions that effectively convert a portion of our variable rate debt to a fixed rate. The swap agreements had a maximum total U.S. dollar equivalent notional amount of $600.0 million, $850.0 million and $850.0 million at June 27, 2020, June 29, 2019 and September 30, 2019, respectively. Interest payments made between the effective date and expiration date are hedged by the swap agreements, except as noted below.

The notional amount, effective date, expiration date and rate of each of these swap agreements outstanding at June 27, 2020 are shown in the table below:

Notional Amount (in millions)		Effective Date (a)	Expiration Date	Fixed Rate
$100		6/20/2018	10/20/2020	2.15%
200	(b)	11/7/2018	6/7/2021	2.87%
100		11/7/2018	7/7/2021	2.96%
200		11/7/2018	10/7/2021	2.98%
100		12/21/2020	6/20/2023	1.36%
300	(b)	1/7/2021	6/7/2023	1.34%
200		10/7/2021	6/7/2023	1.37%
200	(b)	1/20/2022	6/20/2024	0.58%
200		6/7/2023	6/8/2026	0.85%
(a)The effective date refers to the date on which interest payments were first hedged by the applicable swap agreement.
(b)Notional amount adjusts in accordance with a specified seasonal schedule. This represents the maximum notional amount at any point in time.
We believe that our cash flows from operations and borrowings under our agreements described herein will be sufficient to meet debt service, capital expenditures and working capital needs for the foreseeable future. However, we cannot ensure that our business will generate sufficient cash flow from operations or that future borrowings will be available under our borrowing agreements in amounts sufficient to pay indebtedness or fund other liquidity needs. Additionally, the extent to which the COVID-19 pandemic will ultimately impact our business, results of operations, financial condition and cash flows depends on future developments that are highly uncertain, rapidly evolving and difficult to predict at this time. Actual results of operations will depend on numerous factors, many of which are beyond our control as further discussed in the 2019 Annual Report, under “ITEM 1A. RISK FACTORS — Our indebtedness could limit our flexibility and adversely affect our financial condition” and in our Quarterly Report on Form 10-Q for the quarter ended March 28, 2020, under Part II, “ITEM 1A. RISK FACTORS — The effects of the ongoing coronavirus (COVID-19) pandemic and any possible recurrence of other similar types of pandemics, or any other widespread public health emergencies, could have a material adverse effect on our business, results of operations, financial condition and/or cash flows.”
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

Contents
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
As a general matter, value is given for a transfer or an obligation if, in exchange for the transfer or obligation, property is transferred or a valid antecedent debt is satisfied. A court would likely find that a Guarantor did not receive reasonably equivalent value or fair consideration for its guarantee to the extent such Guarantor did not obtain a reasonably equivalent benefit from the issuance of the 5.250% Senior Notes or the 4.500% Senior Notes.
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
The following tables present summarized financial information on a combined basis for Scotts Miracle-Gro and the Guarantors. Transactions between Scotts Miracle-Gro and the Guarantors have been eliminated and the summarized financial information does not reflect investments of the Scotts Miracle-Gro and the Guarantors in Non-Guarantor subsidiaries.

	JUNE 27, 2020	SEPTEMBER 30, 2019
	(In millions)
Current assets	$1,523.2	$895.6
Noncurrent assets (a)	1,777.1	1,682.1
Current liabilities	1,013.2	569.3
Noncurrent liabilities	1,656.6	1,560.2

(a)Includes amounts due from Non-Guarantor subsidiaries of $11.8 million and $5.3 million, respectively.

	NINE MONTHS ENDED	YEAR ENDED
	JUNE 27, 2020	SEPTEMBER 30, 2019
	(In millions)
Net sales	$2,931.0	$2,806.3
Gross profit	1,060.8	948.1
Income (loss) from continuing operations (a)	359.2	417.7
Net income (loss)	359.3	441.4
Net income (loss) attributable to controlling interest	359.3	441.4

(a)Includes intercompany expense from Non-Guarantor subsidiaries of $3.5 million and $9.2 million, respectively.
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

Contents
aggregate, are adequate; however, there can be no assurance that future quarterly or annual operating results will not be materially affected by these proceedings, whether as a result of adverse outcomes or as a result of significant defense costs.
Contractual Obligations
Other than the issuance of our 4.500% Senior Notes and the redemption of all outstanding 6.000% Senior Notes during the first quarter of fiscal 2020, there have been no material changes outside of the ordinary course of business in our outstanding contractual obligations since the end of fiscal 2019 and through June 27, 2020.
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
With the participation of the principal executive officer and principal financial officer of the Registrant, the Registrant’s management has evaluated the effectiveness of the Registrant’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the fiscal quarter covered by this Quarterly Report on Form 10-Q. Based upon that evaluation, the Registrant’s principal executive officer and principal financial officer have concluded that the Registrant’s disclosure controls and procedures were effective as of June 27, 2020.
Changes in Internal Control Over Financial Reporting
In addition, there were no changes in the Registrant’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during the Registrant’s fiscal quarter ended June 27, 2020 that have materially affected, or are reasonably likely to materially affect, the Registrant’s internal control over financial reporting.

Contents
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
ITEM 1A. RISK FACTORS
The Company’s risk factors, as of June 27, 2020, have not materially changed from those described in Part I, Item 1A of our Annual Report on Form 10-K for the year ended September 30, 2019 filed on November 27, 2019 as updated in Part II, Item 1A of our Quarterly Report on Form 10-Q for the quarter ended March 28, 2020 filed on May 6, 2020.
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
Forward-looking statements contained in this Quarterly Report on Form 10-Q are predictions only and actual results could differ materially from management’s expectations due to a variety of factors, including those described in “ITEM 1A. RISK FACTORS” in the 2019 Annual Report and in “ITEM 1A. RISK FACTORS” in Part II of our Quarterly Report on Form 10-Q for the quarter ended March 28, 2020. All forward-looking statements attributable to us or persons working on our behalf are expressly qualified in their entirety by such risk factors.
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
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The payment of future dividends, if any, on the Common Shares will be determined by the Board of Directors in light of conditions then existing, including the Company’s earnings, financial condition and capital requirements, restrictions in financing agreements, business conditions and other factors. The Fifth A&R Credit Agreement allows the Company to make unlimited restricted payments (as defined in the Fifth A&R Credit Agreement), including dividend payments and Common Share repurchases, as long as the leverage ratio resulting from the making of such restricted payments is 4.00 or less. Otherwise the Company may make further restricted payments in an aggregate amount for each fiscal year not to exceed $225.0 million for fiscal 2020 and thereafter. The Company’s leverage ratio was 2.80 at June 27, 2020.

Contents

(a) Issuer Purchases of Equity Securities
The following table shows the purchases of Common Shares made by or on behalf of Scotts Miracle-Gro or any “affiliated purchaser” (as defined in Rule 10b-18(a)(3) under the Securities Exchange Act of 1934, as amended) of Scotts Miracle-Gro for each of the three fiscal months in the quarter ended June 27, 2020:

Period	Total Number of Common Shares Purchased(1)	Average Price Paid per Common Share(2)	Total Number of Common Shares Purchased as Part of Publicly Announced Plans or Programs(3)	Approximate Dollar Value of Common Shares That May Yet be Purchased Under the Plans or Programs(3)
March 29, 2020 through April 25, 2020	8	$111.48	—	$—
April 26, 2020 through May 23, 2020	872	$127.72	—	$750,000,000
May 24, 2020 through June 27, 2020	2,259	$138.12	—	$750,000,000
Total	3,139	$135.16	—

(1)All of the Common Shares purchased during the third fiscal quarter of 2020 were purchased in open market transactions. The total number of Common Shares purchased during this quarter includes 3,139 Common Shares purchased by the trustee of the rabbi trust established by the Company as permitted pursuant to the terms of The Scotts Company LLC Executive Retirement Plan (the “ERP”).

(2)The average price paid per Common Share is calculated on a settlement basis and includes commissions.

(3)On January 31, 2020, the Scotts Miracle-Gro Board of Directors authorized a new repurchase program allowing for repurchases of up to $750.0 million of Common Shares from April 30, 2020 through March 25, 2023. The previous repurchase program, which authorized repurchases of up to $1.0 billion, expired on March 28, 2020. In addition, on March 26, 2020, the Company announced a temporary suspension of share repurchase activity, effective as of March 30, 2020, in order to enhance the Company’s financial flexibility in response to the COVID-19 pandemic.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4. MINE SAFETY DISCLOSURES
Not Applicable.
ITEM 5. OTHER INFORMATION
On August 3, 2020, the Board approved an amendment and restatement (the “Amendment and Restatement”) to The Scotts Company LLC Amended and Restated Executive Incentive Plan (“Plan”), effective as of October 1, 2019. All of the Company’s named executive officers participate in the Plan. Among other things, the Amendment and Restatement: (i) incorporates a range of payout calculated from 0-250% based on Company performance for a fiscal year, and a personal performance factor of from 0-150% for that fiscal year, which is multiplied by the result of the Company performance and could increase or reduce the result; (ii) allows the Compensation and Organization Committee of the Board to exercise positive, as well as negative, discretion in determining an individual’s actual award based on additional factors it deems appropriate under the circumstances; and (iii) eliminates the previous $6.0 million limit on the amount that may be paid to any one individual.
On August 3, 2020, the Board approved an amendment and restatement to the Company’s Code of Business Conduct and Ethics (the “Amended Code”). Among other items, the Amended Code clarifies the conflict of interest guidance, expands upon the Company’s stated commitment to wellness, health and safety, makes explicit the Company’s commitment to upholding human rights, clarifies the Company’s procedures and expectations concerning giving and accepting gifts and entertainment vis-à-vis its business partners, adds language reflecting the Company’s corporate sustainability actions and initiatives, and makes general revisions to language, brand artwork and images. The Amended Code does not result in any waiver with respect to any officer, director or employee of the Company from any provision of the Code in effect before the Board’s approval of the Amended Code.

Contents
The foregoing summaries of the Amendment and Restatement and the Amended Code are qualified in their entirety by reference to the full text of the Amendment and Restatement and the Amended Code, respectively. A copy of the Amendment and Restatement and the Amended Code are filed as Exhibit 10 and Exhibit 14, respectively, to this Quarterly Report on Form 10-Q and are incorporated herein by reference. In addition, the Amended Code will also be available on the Investor Relations section of the Company’s website at www.scottsmiraclegro.com.
ITEM 6. EXHIBITS
See Index to Exhibits at page 46 for a list of the exhibits included herewith.

Contents
THE SCOTTS MIRACLE-GRO COMPANY
QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED JUNE 27, 2020

INDEX TO EXHIBITS

Incorporated by Reference
Exhibit No.	Description	Form	Exhibit	Filing Date	Filed Herewith
10	The Scotts Company LLC Amended and Restated Executive Incentive Plan, effective as of October 1, 2019				X
14	The Scotts Miracle-Gro Company Code of Business Conduct & Ethics (as revised effective August 3, 2020)				X
21	Subsidiaries of The Scotts Miracle-Gro Company				X
22	Guarantor Subsidiaries				X
31.1	Rule 13a-14(a)/15d-14(a) Certifications (Principal Executive Officer)				X
31.2	Rule 13a-14(a)/15d-14(a) Certifications (Principal Financial Officer)				X
32	Section 1350 Certifications (Principal Executive Officer and Principal Financial Officer)				X
101.SCH	XBRL Taxonomy Extension Schema				X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase				X
101.DEF	XBRL Taxonomy Extension Definition Linkbase				X
101.LAB	XBRL Taxonomy Extension Label Linkbase				X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase				X
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)				X

Contents
SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

THE SCOTTS MIRACLE-GRO COMPANY

Date: August 5, 2020	/s/ THOMAS RANDAL COLEMAN
Printed Name: Thomas Randal Coleman
Title: Executive Vice President and Chief Financial Officer