Form 10-K
period 2020-09-30
SCOTTS MIRACLE-GRO CO
filed 2020-11-24
CIK 825542

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_____________________________________
Form 10-K
_____________________________________
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended September 30, 2020
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.         ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under section 404(b) of the Sarbanes-Oxley Act (15 U.S.C.7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☑
The aggregate market value of Common Shares (the only common equity of the registrant) held by non-affiliates (for this purpose, executive officers and directors of the registrant are considered affiliates) as of March 27, 2020 (the last business day of the most recently completed second quarter) was approximately $4,116,773,282.
There were 55,739,813 Common Shares of the registrant outstanding as of November 20, 2020.
______________________________________________________________
DOCUMENTS INCORPORATED BY REFERENCE:
Portions of the definitive Proxy Statement for the registrant’s 2021 Annual Meeting of Shareholders are incorporated by reference into Part III of this Annual Report on Form 10-K. Such Proxy Statement will be filed with the Securities and Exchange Commission within 120 days of the registrant’s fiscal year ended September 30, 2020.

The Scotts Miracle-Gro Company
Annual Report on Form 10-K
For the Fiscal Year Ended September 30, 2020

PART I

ITEM 1.    BUSINESS
Company Description and Development of the Business
The discussion below describes the business conducted by The Scotts Miracle-Gro Company, an Ohio corporation (“Scotts Miracle-Gro” and, together with its subsidiaries, the “Company,” “we” or “us”), including general developments in the Company’s business during the fiscal year ended September 30, 2020 (“fiscal 2020”). For additional information on recent business developments, see “ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS” of this Annual Report on Form 10-K.
Through our U.S. Consumer and Other segments, we are the leading manufacturer and marketer of branded consumer lawn and garden products in North America. Our products are marketed under some of the most recognized brand names in the industry. Our key consumer lawn and garden brands include Scotts® and Turf Builder® lawn and grass seed products; Miracle-Gro® soil, plant food and insecticide, LiquaFeed® plant food and Osmocote®1 gardening and landscape products; and Ortho®, Home Defense® and Tomcat® branded insect control, weed control and rodent control products. We are the exclusive agent of the Monsanto Company, a subsidiary of Bayer AG (“Monsanto”), for the marketing and distribution of certain of Monsanto’s consumer Roundup® branded products within the United States and certain other specified countries. We also have a presence in similar branded consumer products in China.
Through our Hawthorne segment, we are the leading manufacturer, marketer and distributor of lighting, nutrients, growing media, growing environments and hardware products for indoor and hydroponic gardening. Our key brands include General Hydroponics®, Gavita®, Botanicare®, Vermicrop®, Agrolux®, Can-Filters®, AeroGarden®TM, Sun System®, Gro Pro®, Mother Earth®, Hurricane® and Grower’s Edge®.
Scotts Miracle-Gro traces its heritage to a company founded by O.M. Scott in Marysville, Ohio in 1868. In the mid-1900s, we became widely known for the development of quality lawn fertilizers and grass seeds that led to the creation of a new industry - consumer lawn care. In the 1990s, we significantly expanded our product offering with three powerful leading brands in the U.S. home lawn and garden industry. In fiscal 1995, through a merger with Stern’s Miracle-Gro Products, Inc., which was founded by Horace Hagedorn and Otto Stern in Long Island, New York in 1951, we acquired the Miracle-Gro® brand, the industry leader in water-soluble garden plant foods. In fiscal 1999, we acquired the Ortho® brand in the United States and obtained exclusive rights to market Monsanto’s consumer Roundup®2 brand within the United States and other contractually specified countries, thereby adding industry-leading weed, pest and disease control products to our portfolio. Today, the Scotts®, Turf Builder®, Miracle-Gro®, Ortho® and Roundup® brands make us the most widely recognized company in the consumer lawn and garden industry in the United States. Beginning in fiscal 2015, we made a series of key acquisitions and investments to grow and position our Hawthorne segment as the leading manufacturer, marketer and distributor of indoor and hydroponic gardening products in North America.
Business Segments
We divide our business into the following reportable segments:
•U.S. Consumer
•Hawthorne
•Other
U.S. Consumer consists of our consumer lawn and garden business located in the geographic United States. Hawthorne consists of our indoor and hydroponic gardening business. Other consists of our consumer lawn and garden business in geographies other than the United States and our product sales to commercial nurseries, greenhouses and other professional customers. In addition, Corporate consists of general and administrative expenses and certain other income and expense items not allocated to the business segments. This division of reportable segments is consistent with how the segments report to and are managed by our Chief Executive Officer (the chief operating decision maker of the Company). Financial information about these segments for each of the three fiscal years ended September 30, 2020, 2019 and 2018 is presented in “NOTE 21. SEGMENT INFORMATION” of the Notes to Consolidated Financial Statements included in this Annual Report on Form 10-K.

________________________
[1] Osmocote® is a registered trademark of Everris International B.V., a subsidiary of Israel Chemicals Ltd.
[2] Roundup® is a registered trademark of Monsanto Technology LLC, a company affiliated with Monsanto Company.

Principal Products and Services
In our reportable segments, we manufacture, market and sell lawn and garden products in the following categories:
Lawn Care: The lawn care category is designed to help users grow and enjoy the lawn they want. Products within this category include lawn fertilizer products under the Scotts® and Turf Builder® brand names; grass seed products under the Scotts®, Turf Builder®, EZ Seed®, PatchMaster® and Thick’R Lawn® brand and sub-brand names; and lawn-related weed, pest and disease control products primarily under the Scotts® brand name, including sub-brands such as GrubEx®. The lawn care category also includes spreaders and other durables under the Scotts® brand name, including Turf Builder® EdgeGuard® spreaders and Handy Green® II handheld spreaders. In addition, we market outdoor cleaners under the Scotts® brand name.
Gardening and Landscape: The gardening and landscape category is designed to help consumers grow and enjoy flower and vegetable gardens and beautify landscaped areas. Products within this category include a complete line of water-soluble plant foods under the Miracle-Gro® brand and sub-brands such as LiquaFeed®, continuous-release plant foods under the Miracle-Gro®, Scotts® and Osmocote® brands and sub-brands of Miracle-Gro® such as Shake ‘N Feed®; potting mixes and garden soils under the Miracle-Gro®, Scotts®, Hyponex®, Earthgro®, SuperSoil® and Fafard® brand names; mulch and decorative groundcover products under the Scotts® brand, including the sub-brands Nature Scapes®, Earthgro® and Hyponex®; plant-related pest and disease control products under the Ortho® brand; organic garden products under the Miracle-Gro® Performance Organics®, Miracle-Gro® Organic Choice®, Scotts®, Whitney Farms® and EcoScraps® brand names; and live goods and seeding solutions under the Miracle-Gro® brand. Hydroponic gardening focused growing media and nutrients products are marketed under the Mother Earth®, Botanicare®, General Hydroponics® and Vermicrop® brand names as well as brands owned by third parties for which we serve as distributor. In the second quarter of fiscal 2016, we entered into a Marketing, R&D and Ancillary Services Agreement (the “Services Agreement”) and a Term Loan Agreement (the “Term Loan Agreement”) with Bonnie Plants, Inc. (“Bonnie”) and its sole shareholder, Alabama Farmers Cooperative, Inc. (“AFC”), pursuant to which we provide financing and certain services to Bonnie’s business of planting, growing, developing, manufacturing, distributing, marketing, and selling to retail stores throughout the United States live plants, plant food, fertilizer and potting soil (the “Bonnie Business”). On November 4, 2020, we announced the signing of a non-binding letter-of-intent to acquire a 50 percent equity interest in the Bonnie Business. See “Acquisitions” for further discussion.
Hydroponic hardware and growing environments: This category is designed to provide durable goods for customers to grow plants, flowers and vegetables using little or no soil. Products within this category include systems, trays, fans, filters, humidifiers, dehumidifiers, timers, instruments, water pumps, irrigation supplies and hand tools, and are marketed under the Botanicare®, Can-Filters®, Gro Pro®, Hurricane® and AeroGardenTM brand names as well as brands owned by third parties for which we serve as distributor.
Lighting: The lighting category is designed to provide consumers a complete selection of lighting systems and components for use in hydroponic and indoor gardening applications. Products in this category include lighting fixtures, reflectors, lamps, cords and hangars, and are marketed under the Gavita®, Sun System®, Agrolux® and Titan® brand names as well as brands owned by third parties for which we serve as distributor.
Controls: The controls category is designed to help consumers protect their homes from pests and maintain external home areas. Insect control products are marketed under the Ortho® brand name, including Ortho Max®, Home Defense Max® and Bug B Gon Max® sub-brands; rodent control products are marketed under the Tomcat® and Ortho® brands; selective weed control products are marketed under the Ortho® Weed B Gon® sub-brand; and non-selective weed killer products are marketed under the Groundclear® brand name. Hydroponic gardening focused controls products are marketed under the Alchemist® and General Hydroponics® brand names as well as brands owned by third parties for which we serve as distributor.
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
Under the terms of the Third Restated Agreement, we provide certain consumer and trade marketing program services, sales, merchandising, warehousing and other selling and marketing support for certain of Monsanto’s consumer Roundup® branded products. Among other things, the Third Restated Agreement amends the provisions of the Restated Marketing Agreement relating to commissions, contributions, noncompetition, and termination. The Company also performs other services on behalf of Monsanto, including manufacturing conversion services, pursuant to ancillary agreements. For additional details regarding the Third Restated Agreement, see “ITEM 1A. RISK FACTORS — In the event the Third Restated Agreement for Monsanto’s consumer Roundup® products terminates or Monsanto’s consumer Roundup® business materially declines, we would lose a substantial source of future earnings and overhead expense absorption” of this Annual Report on Form 10-K and “NOTE 7. MARKETING AGREEMENT” of the Notes to Consolidated Financial Statements included in this Annual Report on Form 10-K.
COVID-19
The World Health Organization recognized COVID-19 as a public health emergency of international concern on January 30, 2020 and as a global pandemic on March 11, 2020. Public health responses have included national pandemic preparedness and response plans, travel restrictions, quarantines, curfews, event postponements and cancellations and closures of facilities including local schools and businesses. The global pandemic and actions taken to contain COVID-19 have adversely affected the global economy and financial markets. In response to the COVID-19 pandemic, we have implemented additional measures intended to both protect the health and safety of our employees and maintain our ability to provide products to our customers, including (i) requiring a significant part of our workforce to work from home, (ii) monitoring our employees for COVID-19 symptoms, (iii) making additional personal protective equipment available to our operations team, (iv) requiring all manufacturing and warehousing associates to take their temperatures before beginning a shift, (v) modifying work methods and schedules of our manufacturing and field associates to create distance or add barriers between associates, consumers and others, (vi) expanding cleaning efforts at our operation centers, (vii) modifying attendance policies so that associates may elect to stay home if they have symptoms, (viii) prioritizing production for goods that are more essential to our customers and (ix) implementing an interim premium pay allowance for certain associates in our field sales force or working in manufacturing or distribution centers.
To date, the developments and effects of the COVID-19 pandemic in the United States have resulted in increased demand for many of our products. However, the extent to which the COVID-19 pandemic will ultimately impact our business, results of operations, financial condition and cash flows depends on future developments that are highly uncertain, rapidly evolving and difficult to predict at this time. Management is actively monitoring the global situation for impacts to our financial condition, liquidity, operations, suppliers, industry and workforce.
Acquisitions
Beginning in fiscal 2015, we made a series of key acquisitions and investments to grow and position our Hawthorne segment as the leading manufacturer, marketer and distributor of indoor and hydroponic gardening products in North America.
On June 4, 2018, our Hawthorne segment acquired substantially all of the assets and certain liabilities of Sunlight Supply, Inc., Sunlight Garden Supply, Inc., Sunlight Garden Supply, ULC, and IP Holdings, LLC, and all of the issued and outstanding equity interests of Columbia River Industrial Holdings, LLC (collectively “Sunlight Supply”) for $459.1 million. At the time of acquisition, Sunlight Supply was a leading developer, manufacturer, marketer and distributor of horticultural, organics, lighting and hydroponic gardening products. Prior to the transaction, Sunlight Supply served as a non-exclusive distributor of our products.
On October 11, 2017, our Hawthorne segment completed the acquisition of substantially all of the U.S. and Canadian assets of Can-Filters Group Inc. (“Can-Filters”), a wholesaler of ventilation products for indoor and hydroponic gardening and industrial market customers, for $74.1 million.
On May 26, 2017, our majority-owned subsidiary Gavita completed the acquisition of Agrolux Holding B.V. (now known as Hawthorne Lighting B.V.), and its subsidiaries (collectively, “Agrolux”), a Netherlands-based worldwide supplier of horticultural lighting, for $21.8 million.

On November 29, 2016, our wholly-owned subsidiary SMG Growing Media, Inc. fully exercised its outstanding warrants to acquire additional shares of common stock of AeroGrow International, Inc. (“AeroGrow”) for $8.1 million, which increased our percentage ownership of AeroGrow’s outstanding shares of common stock (on a fully diluted basis) from 45% to 80%. AeroGrow is a developer, marketer, direct-seller, and wholesaler of advanced indoor garden systems designed for consumer use in gardening, and home and office décor markets. AeroGrow operates primarily in the United States, Canada, Australia and select countries in Europe and Asia. On November 11, 2020, we entered into an agreement and plan of merger to acquire the remaining outstanding shares of AeroGrow.
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
On May 26, 2016, our Hawthorne segment acquired majority control and a 75% economic interest in Gavita Holdings B.V., and its subsidiaries (collectively, “Gavita”), a Netherlands-based leading producer and marketer of indoor lighting used in the greenhouse and hydroponic markets, predominately in the United States and Europe, for $136.2 million. Gavita’s former ownership group initially retained a 25% noncontrolling interest in Gavita consisting of ownership of 5% of the outstanding shares of Gavita and a loan with interest payable based on distributions by Gavita. On October 2, 2017, our Hawthorne segment acquired the remaining 25% noncontrolling interest in Gavita, including Agrolux, for $69.2 million, plus payment of contingent consideration of $3.0 million.
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
We have also made a number of important acquisitions and investments within our U.S. Consumer and Other segments.
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
In the second quarter of fiscal 2016, we entered into the Services Agreement and the Term Loan Agreement with Bonnie and AFC providing for our participation in the Bonnie Business. The Term Loan Agreement provides a loan from us to AFC, with Bonnie as guarantor, in the amount of $72.0 million with a fixed coupon rate of 6.95% (the “Term Loan”). Under the Services Agreement, we provide marketing, research and development and certain ancillary services to the Bonnie Business for a commission fee based on the profits of the Bonnie Business and the reimbursement of certain costs. On November 4, 2020, we announced the signing of a non-binding letter-of-intent to acquire a 50 percent equity interest in the Bonnie Business.
Divestitures
During the fourth quarter of fiscal 2019, we sold to Monsanto specified assets related to the development, manufacture, production, advertising, marketing, promotion, distribution, importation, exportation, offer for sale and sale of specified Roundup® branded products sold outside the non-selective weedkiller category within the residential lawn and garden market for $115.5 million.
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
On April 29, 2017, we received a binding and irrevocable offer (the “Offer”) from Exponent to purchase the International Business for approximately $250.0 million (subject to adjustment following closing in respect of the actual financial position at closing) and a deferred payment amount of up to $23.8 million. On July 5, 2017, we accepted the Offer and entered into the Share and Business Sale Agreement contemplated by the Offer. On August 31, 2017, we completed the sale of the International Business for cash proceeds of $150.6 million at closing, which was net of a closing statement adjustment for expected financial position at closing and net of seller financing provided by us of $29.7 million.

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
Principal Markets and Methods of Distribution
We sell our products through a direct sales force, online selling and our network of brokers and distributors primarily to home centers, mass merchandisers, warehouse clubs, large hardware chains, independent hardware stores, nurseries, garden centers, e-commerce platforms, food and drug stores, indoor gardening and hydroponic product distributors, retailers and growers.
The majority of our shipments to customers are made via common carriers or through distributors in the United States. We primarily utilize third parties to manage the key distribution centers for our consumer lawn and garden business, which are strategically located across the United States and Canada. For our Hawthorne business, we primarily self-manage distribution centers across the United States and Canada. Growing media products are generally shipped direct-to-store without passing through a distribution center.
Raw Materials
We purchase raw materials for our products from various sources. We are subject to market risk as a result of the fluctuating prices of raw materials, including urea and other fertilizer inputs, resins, diesel, gasoline, natural gas, sphagnum peat, bark and grass seed. Our objectives surrounding the procurement of these materials are to ensure continuous supply, minimize costs and improve predictability. We seek to achieve these objectives through negotiation of contracts with favorable terms directly with vendors. When appropriate, we commit to purchase a certain percentage of our needs in advance of the lawn and garden season to secure pre-determined prices. We also hedge certain commodities, particularly diesel, resin and urea, to improve cost predictability and control. Sufficient raw materials were available during fiscal 2020.
Trademarks, Patents, Trade Secrets and Licenses
We consider our trademarks, patents, trade secrets and licenses to be key competitive advantages. We pursue a vigorous trademark protection strategy consisting of registration, renewal and maintenance of key trademarks and proactive monitoring and enforcement activities to protect against infringement. The Scotts®, Miracle-Gro®, Ortho®, Tomcat®, Hyponex®, Earthgro®, General Hydroponics®, Vermicrop®, Gavita®, Botanicare®, Agrolux®, Sun System®, Mother Earth® and Can-Filters® brand names and logos, as well as a number of product trademarks, including Turf Builder®, EZ Seed®, Organic Choice®, Home Defense Max®, Nature Scapes®, and Weed B Gon® are registered in the United States and/or internationally and are considered material to our business.
In addition, we actively develop and maintain an extensive portfolio of utility and design patents covering a variety of subject matters and technologies relevant to the business such as fertilizer, weed killer, chemical and growing media compositions and processes; grass seed varieties; mechanical dispensing devices such as applicators, spreaders and sprayers; lighting applications; and hydroponic growing systems. Our utility patents provide protection generally extending to 20 years from the date of filing, and many of our patents will continue well into the next decade. We also hold exclusive and non-exclusive patent licenses and supply arrangements, permitting the use and sale of additional patented fertilizers, pesticides, electrical and mechanical devices. Although our portfolio of trade secrets, patents and patent licenses is important to our success, no single trade secret, patent or group of related patents, alone, is considered critical to the operation of any of our business segments or the business as a whole.
Seasonality and Backlog
Our North America consumer lawn and garden business is highly seasonal, with approximately 75% of our annual net sales occurring in our second and third fiscal quarters combined. Our annual sales for this business are further concentrated in our second and third fiscal quarters by retailers who rely on our ability to deliver products closer to when consumers buy our products, thereby reducing retailers’ pre-season inventories.
We anticipate significant orders for the upcoming spring season will start to be received late in the winter and continue through the spring season. Historically, substantially all orders have been received and shipped within the same fiscal year with minimal carryover of open orders at the end of the fiscal year.

Significant Customers
Home Depot and Lowe’s are our two largest customers and are the only customers that individually represent more than 10% of reported consolidated net sales during any of the three most recent fiscal years. During fiscal 2020, we experienced increased demand for many of our products, especially our soils, fertilizer, grass seed, controls and plant food products, in response to COVID-19. This increased demand has driven an increase in sales and profits that were not previously projected for the fiscal year. The extent to which the COVID-19 pandemic will ultimately impact our business, results of operations, financial condition and cash flows depends on future developments that are highly uncertain, rapidly evolving and difficult to predict at this time. Depending on the length and severity of the COVID-19 pandemic, we may experience an increase or decrease in future customer orders driven by volatility in retail foot traffic, consumer shopping and consumption behavior. For additional details regarding significant customers, see “ITEM 1A. RISK FACTORS — Because of the concentration of our sales to a small number of retail customers, the loss of one or more of, or a significant reduction in orders from, our top customers could adversely affect our financial results” of this Annual Report on Form 10-K and “NOTE 21.  SEGMENT INFORMATION” of the Notes to Consolidated Financial Statements included in this Annual Report on Form 10-K.
Competitive Marketplace
The markets in which we sell our products are highly competitive. We compete primarily on the basis of brand strength, product innovation, product quality, product performance, advertising, value, supply chain competency, field sales support, in-store sales support and the strength of our relationships with major retailers and distributors.
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
Research and Development
We continually invest in research and development, both in the laboratory and at the consumer level, to improve our products, manufacturing processes, packaging and delivery systems. Spending on research and development was $39.7 million, $39.6 million and $42.5 million in fiscal 2020, fiscal 2019 and fiscal 2018, respectively, including product registration costs of $11.0 million, $11.0 million and $11.4 million, respectively. In addition to the benefits of our own research and development, we actively seek ways to leverage the research and development activities of our suppliers and other business partners.
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
Regulatory Matters
We are subject to various environmental proceedings, the majority of which are for site remediation. At September 30, 2020, $4.2 million was accrued for such environmental matters. During fiscal 2020, fiscal 2019 and fiscal 2018, we expensed $0.5 million, $1.4 million and $1.6 million, respectively, for such environmental matters. We had no material capital expenditures during the last three fiscal years related to environmental or regulatory matters.
Human Capital
We believe our culture and commitment to our associates provides unique value to our Company and its shareholders. Every associate, and every job, is important to our success and helping us achieve our purpose. We seek to create an environment that values the health, safety and wellness of our teams, and we work to equip them with the knowledge and skills to serve our business and develop in their careers.
As of September 30, 2020, we employed 5,932 employees. During peak sales and production periods in fiscal 2020, our personnel (all approximate) numbered 7,800 comprised of 6,600 associates including seasonal associates with the remaining 1,200 consisting of temporary labor. During fiscal 2020, we employed a total of 2,659 full-time and seasonal in-store associates within the United States to help our retail partners merchandise their lawn and garden departments directly to consumers of our products.
We foster a safe, healthy and inclusive workplace culture that permits all associates to thrive. This means cultivating a diverse and inclusive workplace that reflects the communities where we operate. We utilize engagement surveys to develop action plans, invite external thought leaders to speak on topics of importance and provide forums for associates to dialogue with leadership and develop together. In addition, our leadership team also holds regular town hall meetings to share and receive information with our associates.
Employee Resource Groups
Our Employee Resource Groups (“ERGs”) are voluntary, associate-led groups usually formed by people with a common affinity such as gender, race, national origin, sexual orientation, military status or other attributes. Each ERG establishes a mission to positively impact the business. ERGs are open to any associate regardless of race, national origin or other demographics. Our ERGs consist of the Scotts Women’s Network, the Scotts Black Employees Network, the Scotts Veterans Network, the Scotts Young Professionals and Scotts GroPride.
Diversity
We value our associates’ diversity from gender, race and sexuality to thoughts, interests, languages and beliefs. We encourage associates to leverage their varied life experiences to build a strong organization.
Training and Professional Development
Training is an integral part of developing and retaining our associates and creating a culture of leadership within the Company. As part of our standard onboarding program, associates take more than 10 hours of training covering our commitment to leadership, ethics and our values. We also train our associates on important environmental health and safety topics to help ensure we protect our people and our environment as we operate our business. Associates are encouraged to participate in a variety of Company provided learning resources including: online business skills courses; onsite classroom events; professional development events; external training programs based on individual needs; business-led enterprise leader learning events; and a tuition assistance program.
Compensation and Benefits
Our commitment to our associates starts with benefit and compensation programs that value the contributions our associates make and offers physical, financial and personal health programs to associates and their families. We recognize financial stability is a critical component to our associates’ well-being. In addition to competitive pay, we offer an industry-leading 401(k) match and other performance-based financial programs for our associates who are not incentive-eligible. Our physical health programs, like our medical and dental coverage, help our associates to feel their best on the job and at home. Associates and their families at our Marysville location can utilize of our wellness center and we reimburse fitness club memberships for associates at other locations. A newly launched cancer support program provides associates and their families access to resources to help them through the cancer experience as a patient or caregiver.

Specific examples of our commitment to our associates include:
•Our decision to allocate of a percentage of the savings from the 2019 Tax Cuts and Jobs Act with associates by increasing our 401(k) company match. Our 401(k) participation rate at the end of fiscal 2020 was 93% for our full-time non-seasonal associates.
•We established an annual 401(k) profit-sharing matching program whereby if we reach or exceed profitability targets in a given year, certain U.S. associates not eligible for annual bonuses will receive a 401(k) profit-sharing matching contribution early the following year.
•We make ownership of Company stock a reality for as many of our associates as possible through our Discounted Stock Purchase Program (“DSPP”). The DSPP provides a unique opportunity for our associates to buy our Common Shares at a 15% discount – one of the most generous discounts in the industry.
Health and Safety
We have several health and safety programs in place to help protect our associates. Our Environmental Health and Safety (“EHS”) management system is one tool that we use to promote the health and safety of our employees. We have a behavioral based safety program where our associates can submit concerns over unsafe conditions or share feedback when they observe unsafe work behaviors. We are focused on tracking and improving the industrial hygiene at our plants. This includes identifying opportunities to reduce workplace hazards and potential exposures in the work environment per Occupational Safety and Health Administration (“OSHA”) standards. The Centennial plant in Vancouver, Washington, which opened in 2018, provides a cool, well-ventilated working environment filled with natural light that associates report contributes positively to their well-being. We are embarking on a multi-year capital improvement project at our largest manufacturing facility in Marysville, Ohio. Upgrades made will support the Company as it continues to grow while also providing for the health and safety of our frontline associates.
Information Systems
We understand the critical nature of measurable data and insights from a human capital perspective. We made the decision to leverage a cloud-based human capital management software solution that unifies our wide range of human relations functionality onto one single platform. This allows support for the entire enterprise with qualitative and quantitative analytics specific to associate transactions, processes and programs, thereby creating a culture where data and analytics are the norm.
Additional information regarding our human capital initiatives can be found under the “People” section of our 2020 Corporate Responsibility Report which can be found at https://scottsmiraclegro.com/environmental-social-and-governance/. The contents of our corporate website are not incorporated by reference in this Annual Report on Form 10-K or in any other report or document we file with the Securities and Exchange Commission (the “SEC”).
Environmental, Social and Governance
All of our stakeholders are essential to our business – shareholders, customers, suppliers, employees, communities as well as the environment and society. We are working to make our workforce more inclusive, our business more sustainable, and our communities more engaged by maintaining strong environmental, social and governance (“ESG”) practices.
In fiscal 2020, we demonstrated our ongoing ESG commitment by publishing our ninth Corporate Responsibility Report, prepared in accordance with the Global Reporting Initiative (“GRI”) Standards: Core option. This report provides detailed information regarding our ESG strategy, focus areas and governance structure. The Company’s ESG focus areas are Product Stewardship and Safety, Operations and Supply Chain, Associate Engagement and Wellness, Community Engagement and Governance and Transparency. The Company is developing a regime for benchmarking, goal setting and continuous improvement around these focus areas.
In addition, we published several ESG-related policies and statements on our corporate website, which can be found at https://scottsmiraclegro.com/environmental-social-and-governance/ (this uniform resource locator, or URL, is an inactive textual reference only and is not intended to incorporate our website into this Annual Report on Form 10-K). These policies and statements address environmental, health and safety and human rights concerns. Further ESG initiatives in fiscal 2020 included responding to the Carbon Disclosure Project’s climate questionnaire and participation in the Human Rights Campaign’s Corporate Equality Index annual benchmarking survey.
General Information
We maintain a website at http://investor.scotts.com (this uniform resource locator, or URL, is an inactive textual reference only and is not intended to incorporate our website into this Annual Report on Form 10-K). We file reports with the SEC and make available, free of charge, on or through our website, our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or

15(d) of the Securities Exchange Act of 1934, as amended, as well as our proxy and information statements, as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC.

ITEM 1A.    RISK FACTORS
Cautionary Note Regarding Forward-Looking Statements
This Annual Report on Form 10-K, including the exhibits hereto and the information incorporated by reference herein, as well as our 2020 Annual Report to Shareholders (our “2020 Annual Report”), contain “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which are subject to risks and uncertainties. Information regarding activities, events and developments that we expect or anticipate will or may occur in the future, including, but not limited to, information relating to our future growth and profitability targets and strategies designed to increase total shareholder value, are forward-looking statements based on management’s estimates, assumptions and projections. Forward-looking statements also include, but are not limited to, statements regarding our future economic and financial condition and results of operations, the plans and objectives of management and our assumptions regarding our performance and such plans and objectives, as well as the amount and timing of repurchases of our Common Shares or other uses of cash flows. Forward-looking statements generally can be identified through the use of words such as “guidance,” “outlook,” “projected,” “believe,” “target,” “predict,” “estimate,” “forecast,” “strategy,” “may,” “goal,” “expect,” “anticipate,” “intend,” “plan,” “foresee,” “likely,” “will,” “should” and other similar words and variations.
Forward-looking statements contained in this Annual Report on Form 10-K and our 2020 Annual Report are predictions only and actual results could differ materially from management’s expectations due to a variety of factors, including those described below. All forward-looking statements attributable to us or persons working on our behalf are expressly qualified in their entirety by such risk factors.
The forward-looking statements that we make in this Annual Report on Form 10-K and our 2020 Annual Report are based on management’s current views and assumptions regarding future events and speak only as of their dates. We disclaim any obligation to update developments of these risk factors or to announce publicly any revisions to any of the forward-looking statements that we make, or to make corrections to reflect future events or developments, except as required by the federal securities laws.
Compliance with environmental and other public health regulations or changes in such regulations or regulatory enforcement priorities could increase our costs of doing business or limit our ability to market all of our products.
Local, state, federal and foreign laws and regulations relating to environmental matters affect us in several ways. In the United States, all pesticide products must comply with FIFRA and most must be registered with the U.S. EPA and similar state agencies before they can be sold or distributed. Our inability to obtain or maintain such registrations, or the cancellation of any such registration of our products, could have an adverse effect on our business, the severity of which would depend on a variety of factors, including the product(s) involved, whether another product could be substituted and whether our competitors were similarly affected. We attempt to anticipate regulatory developments and maintain registrations of, and access to, substitute active ingredients, but there can be no assurance that we will be able to avoid or reduce these risks. In addition, in Canada, regulations have been adopted by several provinces that substantially restrict our ability to market and sell certain of our consumer pesticide products.
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

Our business could be negatively impacted by corporate citizenship and ESG matters and/or our reporting of such matters.
There is an increasing focus from certain investors, customers, consumers, employees, and other stakeholders concerning corporate citizenship and sustainability matters. From time to time, we communicate certain initiatives, including goals, regarding environmental matters, responsible sourcing and social investments, including pursuant to our Corporate Responsibility Report. We could fail, or be perceived to fail, in our achievement of such initiatives or goals, or we could fail in fully and accurately reporting our progress on such initiatives and goals. In addition, we could be criticized for the scope of such initiatives or goals or perceived as not acting responsibly in connection with these matters. Our business could be negatively impacted by such matters. Any such matters, or related corporate citizenship and sustainability matters, could have a material adverse effect on our business.
The effects of the ongoing coronavirus (COVID-19) pandemic and any possible recurrence of other similar types of pandemics, or any other widespread public health emergencies, could have a material adverse effect on our business, results of operations, financial condition and/or cash flows.
The World Health Organization recognized COVID-19 as a public health emergency of international concern on January 30, 2020 and as a global pandemic on March 11, 2020. Public health responses have included national pandemic preparedness and response plans, travel restrictions, quarantines, curfews, event postponements and cancellations and closures of facilities including local schools and businesses. The global pandemic and actions taken to contain COVID-19 have adversely affected the global economy and financial markets.
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
•the availability and effectiveness of any vaccines or alternative treatments;
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
•the impact of the COVID-19 pandemic on the financial and credit markets and economic activity generally, including our ability to maintain compliance with financial covenants, access lending, capital markets, and other sources of liquidity when needed on reasonable terms or at all; and
•the demand for our products, which may be impacted by, among other things, the temporary inability of consumers to purchase our products due to illness, quarantine, travel restrictions or financial hardship, shifts in short- or long-term consumer behavior including moving from one or more of our more discretionary and profitable products to less profitable products, or stockpiling and similar pantry-loading activity that could negatively impact future demand.
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
In addition, we sell products that end users may purchase for use in industries or segments, including the growing of cannabis, that are subject to varying, inconsistent, and rapidly changing laws, regulations, administrative practices, enforcement approaches, judicial interpretations, and consumer perceptions.  For example, certain countries and 36 U.S. states have adopted frameworks that authorize, regulate, and tax the cultivation, processing, sale, and use of cannabis for medicinal and/or non-medicinal use, while the U.S. Controlled Substances Act and the laws of other U.S. states prohibit growing cannabis.
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
If we underestimate or overestimate demand for our products and do not maintain appropriate inventory levels, our net sales and/or working capital could be negatively impacted.
Our ability to manage our inventory levels to meet our customers’ demand for our products is important for our business. Our production levels and inventory management goals for our products are based on estimates of demand, taking into account production capacity, timing of shipments, and inventory levels. If we overestimate or underestimate both channel and retail demand for any of our products during a given season, we may not maintain appropriate inventory levels, which could negatively impact our net sales, profit margins, net earnings, and/or working capital, hinder our ability to meet customer demand, result in loss of customers, or cause us to incur excess and obsolete inventory charges.
Our marketing activities may not be successful.
We invest substantial resources in advertising, consumer promotions and other marketing activities to maintain, extend and expand our brand image. There can be no assurances that our marketing strategies will be effective or that the amount we invest in advertising activities will result in a corresponding increase in sales of our products. If our marketing initiatives are not successful, including our ability to leverage new media such as digital media and social networks to reach existing and potential customers, we will have incurred significant expenses without the benefit of higher revenues.
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
We may not successfully develop new product lines and products or improve existing product lines and products.
Our future success depends on creating and successfully competing in markets for our products including our ability to improve our existing product lines and products and to develop and manufacture new product lines and products to meet evolving consumer needs. We cannot be certain that we will be successful in developing and manufacturing new product lines and products or product innovations which satisfy consumer needs or achieve market acceptance, or that we will develop, manufacture and market new product lines and products or product innovations in a timely manner. If we fail to successfully develop and manufacture new product lines and products or product innovations, our ability to maintain or grow our market share may be adversely affected, which in turn could materially adversely affect our business, financial condition and results of operations. In addition, the development and introduction of new product lines and products and product innovations require substantial research and development expenditures, which we may be unable to recoup if such new product lines, products or innovations do not achieve market acceptance.
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
We sell certain of our products over the Internet through our online store, which represents a growing percentage of our overall net sales. The success of our e-commerce business depends on our investment in this platform, consumer preferences and buying trends relating to e-commerce, and our ability to both maintain the continuous operation of our online store and our fulfillment operations and provide a shopping experience that will generate orders and return visits to our online store.
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
Our top two retail customers together accounted for 44% of our fiscal 2020 net sales and 58% of our outstanding accounts receivable as of September 30, 2020. The loss of, or reduction in orders from, our top two retail customers, Home Depot and Lowe’s, or any other major customer for any reason (including, for example, changes in a retailer’s strategy, claims or allegations that our products or products we market on behalf of third parties are unsafe, a decline in consumer demand, regulatory, legal or other external pressures or a change in marketing strategy) could have a material adverse effect on our business, financial condition, results of operations and cash flows, as could customer disputes regarding shipments, fees, merchandise condition or related matters. Our inability to collect accounts receivable from one of our major customers, or a significant deterioration in the financial condition of one of these customers, including a bankruptcy filing or a liquidation, could also have a material adverse effect on our financial condition, results of operations and cash flows.
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
In addition, if one or more of our third-party manufacturers becomes insolvent or unwilling to continue to manufacture products of acceptable quality, at acceptable costs and in a timely manner, our ability to deliver products to our retail customers could be significantly impaired. Substitute manufacturers may not be available or, if available, may be unwilling or unable to manufacture the products we need on acceptable terms. Moreover, if customer demand for our products increases, we may be unable to secure sufficient additional capacity from our current third-party manufacturers, or others, on commercially reasonable terms, or at all.
Our reliance on a limited base of suppliers may result in disruptions to our business and adversely affect our financial results.
Although we continue to implement risk mitigation strategies for single-source suppliers, we also rely on a limited number of suppliers for certain of our raw materials, product components and other necessary supplies, including certain active ingredients used in our products. If we are unable to maintain supplier arrangements and relationships, if we are unable to contract with suppliers at the quantity and quality levels needed for our business, or if any of our key suppliers becomes insolvent or experience other financial distress, we could experience disruptions in production, which could have a material adverse effect on our financial condition, results of operations and cash flows.
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
The issue of climate change is receiving ever increasing worldwide attention. The possible effects, as described in various public accounts, could include changes in rainfall patterns, water shortages, changing storm patterns and intensities, and changing temperature levels that could adversely impact our costs and business operations and the supply and demand for weather sensitive products such as fertilizer, garden soils and pesticide products. In addition, fluctuating climatic conditions may result in unpredictable modifications in the manner in which consumers garden or their attitudes towards gardening, making it more difficult for us to provide appropriate products to appropriate markets in time to meet consumer demand.
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
As of September 30, 2020, we had $1,531.2 million of debt and $1,415.7 million in available borrowings under our credit facility. Our inability to meet restrictive financial and non-financial covenants associated with that debt, or to generate sufficient cash flow to repay maturing debt, could adversely affect our financial condition. For example, our debt level could:
•make it more difficult for us to satisfy our obligations with respect to our indebtedness;
•make us more vulnerable to general adverse economic and industry conditions;
•require us to dedicate a substantial portion of cash flows from operating activities to payments on our indebtedness, which would reduce the cash flows available to fund working capital, capital expenditures, advertising, research and development efforts and other general corporate requirements;
•limit our flexibility in planning for, or reacting to, changes in our business and the industry in which we operate;
•limit our ability to borrow additional funds;
•expose us to risks inherent in interest rate fluctuations because some of our borrowings are at variable rates of interest, which could result in higher interest expense in the event of increases in interest rates; and
•place us at a competitive disadvantage compared to our competitors that have less debt.
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
Uncertainty regarding the LIBOR calculation process and potential discontinuance of LIBOR may adversely impact our current or future debt obligations, including under our credit facility, receivables facility and certain hedging arrangements.
Certain of our debt obligations and instruments, including our credit facility, receivables facility and certain hedging arrangements, use the London Inter-Bank Offer Rate (“LIBOR”) as a reference rate for establishing the variable interest rate applicable to such debt obligations and instruments. On July 27, 2017, the United Kingdom’s Financial Conduct Authority, which regulates LIBOR, announced that it intends to phase out LIBOR by the end of 2021. It is unclear if at that time LIBOR will cease to exist or if new methods of calculating LIBOR will be established such that it continues to exist after 2021. In addition, the Federal Reserve System, in conjunction with the Alternative Reference Rates Committee, has recommended the replacement of LIBOR with a new index, calculated by short-term repurchase agreements collateralized by U.S. Treasury securities, called the Secured Overnight Financing Rate (“SOFR”). At this time, it is not certain that SOFR will attain market traction as a LIBOR replacement.
Additionally, while the expectation is that LIBOR will cease to exist, the future of LIBOR at this time is uncertain. If LIBOR ceases to exist, we may need to renegotiate our credit and receivable facilities since each utilize LIBOR as a reference rate in determining the applicable interest rate under each facility. Our credit facility and receivables facility each specify that if it is not possible to ascertain LIBOR or certain other circumstances exist, we will endeavor to establish with the applicable agent under each facility an alternative rate of interest that gives due consideration to the then prevailing market convention for determining a rate of interest for syndicated credit facilities in the United States at such time, which alternative rate shall not be objected to by a majority of lenders under our credit facility or buyers under our receivables facilities, as applicable, within a specified period of time. If we are not able to agree on an alternative rate of interest under our credit facility, then our indebtedness under the credit facility will bear interest with reference to the alternate base rate, and if we are not able to agree on an alternative rate of interest under our receivables facility, then the indebtedness under the receivables facility will bear interest with reference to our agent’s offered rate on U.S. dollar deposits in the London interbank market.
We have also entered into LIBOR based interest rate swap agreements to manage our exposure to interest rate movements under certain of our variable-rate debt obligations Any replacement of LIBOR as the basis on which interest on our variable-rate debt and/or under our interest rate swaps is calculated may result in interest rates and/or payments that do not directly correlate over time with the interest rates and/or payments that would have been made on our obligations if LIBOR was available in its current form.
The potential effect of the replacement of LIBOR on our cost of capital cannot yet be determined.
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
We operate manufacturing, sales and service facilities outside of the United States, particularly in Canada, the Netherlands and China. Accordingly, we are subject to risks associated with operating in foreign countries, including:
•fluctuations in currency exchange rates;
•limitations on the remittance of dividends and other payments by foreign subsidiaries;
•additional costs of compliance with local regulations;
•historically, in certain countries, higher rates of inflation than in the United States;
•changes in the economic conditions or consumer preferences or demand for our products in these markets;
•restrictive actions by multi-national governing bodies, foreign governments or subdivisions thereof;
•changes in foreign labor laws and regulations affecting our ability to hire and retain employees;
•changes in U.S. and foreign laws regarding trade and investment;
•less robust protection of our intellectual property under foreign laws; and
•difficulty in obtaining distribution and support for our products.
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
Additionally, in the normal course of our business, we collect, store and transmit proprietary and confidential information regarding our customers, employees, suppliers and others, including personally identifiable information. An operational failure or breach of security from increasingly sophisticated cyber threats could lead to loss, misuse or unauthorized disclosure of this information about our employees or consumers, which may result in regulatory or other legal proceedings, and have a material adverse effect on our business and reputation. We also may not have the resources or technical sophistication to anticipate or prevent rapidly-evolving types of cyber attacks. Any such attacks or precautionary measures taken to prevent anticipated attacks may result in increasing costs, including costs for additional technologies, training and third party consultants. The losses incurred from a breach of data security and operational failures as well as the precautionary measures required to address this evolving risk may adversely impact our financial condition, results of operations and cash flows.
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

Hagedorn Partnership, L.P. beneficially owns approximately 25% of our Common Shares and can significantly influence decisions that require the approval of shareholders.
Hagedorn Partnership, L.P. beneficially owned approximately 25% of our outstanding Common Shares on a fully diluted basis as of November 20, 2020. As a result, it has sufficient voting power to significantly influence the election of directors and the approval of other actions requiring the approval of our shareholders, including the entering into of certain business combination transactions. In addition, because of the percentage of ownership and voting concentration in Hagedorn Partnership, L.P., elections of our board of directors will generally be within the control of Hagedorn Partnership, L.P. While all of our shareholders are entitled to vote on matters submitted to our shareholders for approval, the concentration of our Common Shares and voting control presently lies with Hagedorn Partnership, L.P. As such, it would be difficult for shareholders to propose and have approved proposals not supported by Hagedorn Partnership, L.P. Hagedorn Partnership, L.P.’s interests could differ from, or be in conflict with, the interests of other shareholders.
While we have, over the past few years, increased the rate of cash dividends on, and engaged in repurchases of, our Common Shares, any future decisions to reduce or discontinue paying cash dividends to our shareholders or repurchasing our Common Shares pursuant to our previously announced repurchase program could cause the market price for our Common Shares to decline.
Our payment of quarterly cash dividends on and repurchase of our Common Shares pursuant to our stock repurchase program are subject to, among other things, our financial position and results of operations, available cash and cash flow, capital requirements, credit facility provisions and other factors. We have, over the past few years, increased the rate of cash dividends on, and repurchases of, our Common Shares. In the fourth quarter of fiscal 2020, we increased the amount of our quarterly cash dividend by 7% to $0.62 per Common Share. On January 31, 2020, the Scotts Miracle-Gro Board of Directors authorized a new share repurchase program allowing for repurchases of up to $750.0 million of Common Shares from April 30, 2020 through March 25, 2023. The total remaining share repurchase authorization as of September 30, 2020 is $750.0 million.
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
Acquisitions are an important element of our overall corporate strategy and use of capital, and these transactions could be material to our financial condition and results of operations. We expect to continue to evaluate and enter into discussions regarding a wide array of potential strategic transactions. The process of integrating an acquired company, business, or product has created, and will continue to create, unforeseen operating difficulties and expenditures. The areas where we face risks include:

•Diversion of management time and focus from operating our business to acquisition integration challenges.

•Failure to successfully further develop the acquired business or product lines.

•Implementation or remediation of controls, procedures and policies at the acquired company.

•Integration of the acquired company’s accounting, human resources and other administrative systems, and coordination of product, engineering and sales and marketing functions.

•Transition of operations, users and customers onto our existing platforms.

•Reliance on the expertise of our strategic partners with respect to market development, sales, local regulatory compliance and other operational matters.

•Failure to obtain required approvals on a timely basis, if at all, from governmental authorities, or conditions placed upon approval, under competition and antitrust laws which could, among other things, delay or prevent us from completing a transaction, or otherwise restrict our ability to realize the expected financial or strategic goals of an acquisition.

•In the case of foreign acquisitions, the need to integrate operations across different cultures and languages and to address the particular economic, currency, political and regulatory risks associated with specific countries.

•Cultural challenges associated with integrating employees from the acquired company into our organization, and retention of employees from the businesses we acquire.

•Liability for or reputational harm from activities of the acquired company before the acquisition or from our strategic partners, including patent and trademark infringement claims, violations of laws, commercial disputes, tax liabilities and other known and unknown liabilities.

•Litigation or other claims in connection with the acquired company, including claims from terminated employees, customers, former shareholders or other third parties.
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

ITEM 1B.    UNRESOLVED STAFF COMMENTS
None.

ITEM 2.    PROPERTIES
Our corporate headquarters is located in Marysville, Ohio, where we own approximately 729 acres of land. In addition, we own and lease numerous industrial, commercial and office properties located in North America, Europe and Asia that support the management, manufacturing, distribution and research and development of our products and services. We believe our properties are suitable and adequate to serve the needs of our business and that our leased properties are subject to appropriate lease agreements.
The following is a summary of owned and leased properties by country:

Location	Owned	Leased
United States	35	80
Canada	9	12
China	—	5
The Netherlands	—	4
Total	44	101
We own or lease 71 manufacturing properties, 26 distribution properties and 3 research and development properties in the United States. We own or lease 18 manufacturing and 1 distribution property in Canada, 2 manufacturing and 2 distribution properties in the Netherlands and 2 manufacturing properties in China. Most of the manufacturing properties, which include growing media properties and peat harvesting properties, have production lines, warehouses, offices and field processing areas.

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

ITEM 4.    MINE SAFETY DISCLOSURE
Not Applicable.

SUPPLEMENTAL ITEM. EXECUTIVE OFFICERS OF THE REGISTRANT
The executive officers of Scotts Miracle-Gro, their positions and, as of November 20, 2020, their ages and years with Scotts Miracle-Gro (and its predecessors) are set forth below.

Name	Age	Position(s) Held	Years with Company
James Hagedorn	65	Chief Executive Officer and Chairman of the Board	33
Michael C. Lukemire	62	President and Chief Operating Officer	24
Thomas R. Coleman	51	Executive Vice President and Chief Financial Officer	21
James D. King	57	Executive Vice President, Chief Communications Officer	19
Ivan C. Smith	51	Executive Vice President, General Counsel, Corporate Secretary and Chief Compliance Officer	17
Denise S. Stump	66	Executive Vice President, Global Human Resources and Chief Ethics Officer	20
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

PART II

ITEM 5.    MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
The Common Shares trade on the New York Stock Exchange under the symbol “SMG.” The payment of future dividends, if any, on the Common Shares will be determined by the Board of Directors in light of conditions then existing, including the Company’s earnings, financial condition and capital requirements, restrictions in financing agreements, business conditions and other factors. The fifth amended and restated credit agreement (the “Fifth A&R Credit Agreement”) allows the Company to make unlimited restricted payments (as defined in the Fifth A&R Credit Agreement), including dividend payments and repurchases of Common Shares, as long as the leverage ratio resulting from the making of such restricted payments is 4.00 or less. Otherwise, the Company may make further restricted payments in an aggregate amount for each fiscal year not to exceed $225.0 million for fiscal 2020 and thereafter. The Company’s leverage ratio was 2.48 at September 30, 2020 and restricted payments for fiscal 2020 were within the amounts allowed by the Fifth A&R Credit Agreement. See “NOTE 12. DEBT” of the Notes to Consolidated Financial Statements included in this Annual Report on Form 10-K for further discussion regarding the restrictions on dividend payments.
As of November 20, 2020, there were approximately 190,000 shareholders, including holders of record and our estimate of beneficial holders.
The following table shows the purchases of Common Shares made by or on behalf of Scotts Miracle-Gro or any “affiliated purchaser” (as defined in Rule 10b-18(a)(3) under the Securities Exchange Act of 1934, as amended) of Scotts Miracle-Gro for each of the three fiscal months in the quarter ended September 30, 2020:

Period	Total Number of Common Shares Purchased(1)	Average Price Paid per Common Share(2)	Total Number of Common Shares Purchased as Part of Publicly Announced Plans or Programs(3)	Approximate Dollar Value of Common Shares That May Yet be Purchased Under the Plans or Programs(3)
June 28, 2020 through July 25, 2020	7	$135.36	—	$750,000,000
July 26, 2020 through August 22, 2020	750	$146.49	—	$750,000,000
August 23, 2020 through September 30, 2020	6,920	$161.20	—	$750,000,000
Total	7,677	$159.74	—
(1)All of the Common Shares purchased during the fourth quarter of fiscal 2020 were purchased in open market transactions. The total number of Common Shares purchased during the quarter includes 7,677 Common Shares purchased by the trustee of the rabbi trust established by the Company as permitted pursuant to the terms of The Scotts Company LLC Executive Retirement Plan (the “ERP”).
(2)The average price paid per Common Share is calculated on a settlement basis and includes commissions.
(3)On February 6, 2020, the Company announced a new repurchase program allowing for repurchases of up to $750.0 million of Common Shares from April 30, 2020 through March 25, 2023. The previous repurchase program, which authorized repurchases of up to $1.0 billion, expired on March 28, 2020.

Comparison of Cumulative Five-Year Total Return*
The following graph compares the yearly change in the cumulative total stockholder return on our Common Stock for the past five fiscal years with the cumulative total return of the Russell 2000 Index and the S&P 500 Household Products Index.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*

The Scotts Miracle-Gro Company
Russell 2000
S&P Household Products
$350
$300
$250
$200
$150
$100
$50
$0
2015
2016
2017
2018
2019
2020

*$100 invested on 9/30/15 in stock or index, including reinvestment of dividends. Fiscal year ending September 30.

ITEM 6.    SELECTED FINANCIAL DATA
The following table sets forth selected consolidated financial data for the periods indicated. You should read the following summary consolidated financial data in conjunction with our consolidated financial statements and the notes thereto and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in this Annual Report on Form 10-K. The summary consolidated financial data presented below as of and for the fiscal years ended September 30, 2020, 2019, 2018, 2017 and 2016 has been derived from our consolidated financial statements.

Five-Year Summary(1)

	Year Ended September 30,
	2020	2019	2018	2017	2016
	(In millions, except per share amounts)
GAAP OPERATING RESULTS:
Net sales	$4,131.6	$3,156.0	$2,663.4	$2,642.1	$2,506.2
Gross profit	1,347.0	1,019.6	864.6	972.6	900.3
Income from operations	585.2	409.6	198.9	433.4	447.6
Income from continuing operations	386.9	436.7	127.6	198.3	246.1
Income (loss) from discontinued operations, net of tax	1.7	23.5	(63.9)	20.5	68.7
Net income	388.6	460.2	63.7	218.8	314.8
Net income attributable to controlling interest	387.4	460.7	63.7	218.3	315.3
NON-GAAP ADJUSTED OPERATING RESULTS(2):
Adjusted income from operations	$602.0	$422.9	$351.7	$438.3	$402.1
Adjusted income from continuing operations	412.9	251.3	211.6	237.4	230.2
Adjusted net income attributable to controlling interest from continuing operations	411.7	251.8	211.6	236.9	230.7
SLS Divestiture adjusted income	411.7	251.8	211.6	236.9	221.7
FINANCIAL POSITION:
Working capital(3)	$266.2	$421.2	$273.0	$337.2	$325.8
Current ratio(3)	1.3	1.7	1.4	1.6	1.5
Property, plant and equipment, net	560.0	546.0	530.8	467.7	444.9
Total assets	3,380.5	3,028.7	3,054.5	2,747.0	2,755.8
Total debt to total book capitalization(4)	68.6%	69.7%	85.0%	68.3%	63.0%
Total debt	1,521.5	1,651.6	2,016.4	1,401.1	1,215.9
Total equity—controlling interest	697.2	718.7	354.6	648.8	715.2
GAAP CASH FLOWS:
Cash flows provided by operating activities	$558.0	$226.8	$342.5	$363.2	$244.0
Investments in property, plant and equipment	62.7	42.4	68.2	69.6	58.3
Investments in acquired businesses and payments on seller notes, net of cash acquired	0.5	7.4	501.8	150.4	161.2
Dividends paid	411.2	124.5	120.0	120.3	116.6
Purchases of Common Shares	53.2	3.1	327.7	255.2	137.4
NON-GAAP CASH FLOWS(2):
Free cash flow	495.3	184.4	274.3	293.6	185.7
Free cash flow productivity	127.5%	40.1%	430.6%	134.2%	59.0%
PER SHARE DATA:
GAAP earnings per common share from continuing operations:
Basic	$6.92	$7.88	$2.27	$3.33	$4.04
Diluted	6.78	7.77	2.23	3.29	3.98
Non-GAAP adjusted earnings per common share from continuing operations:
Adjusted diluted(2)	7.24	4.47	3.71	3.94	3.72
SLS Divestiture adjusted income(2)	7.24	4.47	3.71	3.94	3.58
Dividends per common share	7.36	2.23	2.14	2.03	1.91
OTHER:
Adjusted EBITDA(2)(5)	$766.6	$558.2	$482.0	$560.5	$517.4
Leverage ratio(5)	2.48	3.67	4.23	3.04	3.10
Interest coverage ratio(5)	10.12	5.78	5.55	7.54	7.88
Weighted average Common Shares outstanding	55.7	55.5	56.2	59.4	61.1
Common shares and dilutive potential common shares used in diluted EPS calculation	56.9	56.3	57.1	60.2	62.0

(1)The Selected Financial Data has been retrospectively updated to recast activity for the following:

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

Exclusions from Non-GAAP Financial Measures

Non-GAAP financial measures reflect adjustments based on the following items:

•Impairments, which are excluded because they do not occur in or reflect the ordinary course of our ongoing business operations and their exclusion results in a metric that provides supplemental information about the sustainability of operating performance.
•Restructuring and employee severance costs, which include charges for discrete projects or transactions that fundamentally change our operations and are excluded because they are not part of the ongoing operations of our underlying business, which includes normal levels of reinvestment in the business.
•Costs related to refinancing, which are excluded because they do not typically occur in the normal course of business and may obscure analysis of trends and financial performance. Additionally, the amount and frequency of these types of charges is not consistent and is significantly impacted by the timing and size of debt financing transactions.
•Charges or credits incurred by the TruGreen Joint Venture that were apart from and not indicative of the results of its ongoing operations, including transaction related costs, refinancing costs, restructurings and other discrete projects or transactions including a non-cash purchase accounting fair value write-down adjustment related to deferred revenue and advertising (“TruGreen Joint Venture non-GAAP adjustments”). We held a noncontrolling equity interest of approximately 30% in the TruGreen Joint Venture until March 2019. We did not control, nor did we have any legal claim to, the revenues and expenses of the TruGreen Joint Venture. The use of non-GAAP measures that are subject to TruGreen Joint Venture non-GAAP adjustments is not intended to imply that we had control over the operations and resulting revenue and expenses of the TruGreen Joint Venture. Moreover, these non-GAAP financial measures have limitations in that they do not reflect all revenue and expenses of the unconsolidated affiliates.
•Discontinued operations and other unusual items, which include costs or gains related to discrete projects or transactions and are excluded because they are not comparable from one period to the next and are not part of the ongoing operations of our underlying business.

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
Adjusted EBITDA: Net income (loss) before interest, taxes, depreciation and amortization as well as certain other items such as the impact of the cumulative effect of changes in accounting, costs associated with debt refinancing and other non-recurring or non-cash items affecting net income (loss). The presentation of adjusted EBITDA is intended to be consistent with the calculation of that measure as required by our borrowing arrangements, and used to calculate a leverage ratio (maximum of 4.75 at September 30, 2020) and an interest coverage ratio (minimum of 3.00 for the twelve months ended September 30, 2020).
Reconciliations of the non-GAAP measures to the most directly comparable GAAP measures are presented in the following tables:

	Year Ended September 30,
	2020	2019	2018	2017	2016
	(In millions, except per share data)
Income from operations (GAAP)	$585.2	$409.6	$198.9	$433.4	$447.6
Impairment, restructuring and other charges (recoveries)	16.8	13.3	152.8	4.9	(45.5)
Adjusted income from operations (Non-GAAP)	$602.0	$422.9	$351.7	$438.3	$402.1
Income from continuing operations (GAAP)	$386.9	$436.7	$127.6	$198.3	$246.1
Impairment, restructuring and other charges (recoveries)	16.8	13.3	152.8	30.1	(33.8)
Costs related to refinancing	15.1	—	—	—	8.8
Other non-operating (income) expense, net	0.8	(260.2)	11.7	13.4	—
Adjustment to income tax expense (benefit) from continuing operations	(6.7)	61.5	(80.5)	(4.4)	9.1
Adjusted income from continuing operations (Non-GAAP)	$412.9	$251.3	$211.6	$237.4	$230.2
Net income attributable to controlling interest (GAAP)	$387.4	$460.7	$63.7	$218.3	$315.3
Income (loss) from discontinued operations, net of tax	1.7	23.5	(63.9)	20.5	68.7
Impairment, restructuring and other charges (recoveries)	16.8	13.3	152.8	30.1	(33.8)
Costs related to refinancing	15.1	—	—	—	8.8
Other non-operating (income) expense, net	0.8	(260.2)	11.7	13.4	—
Adjustment to income tax expense (benefit) from continuing operations	(6.7)	61.5	(80.5)	(4.4)	9.1
Adjusted net income attributable to controlling interest from continuing operations (Non-GAAP)	$411.7	$251.8	$211.6	$236.9	$230.7
Income from continuing operations (GAAP)	$386.9	$436.7	$127.6	$198.3	$246.1
Net (income) loss attributable to noncontrolling interest	(1.2)	0.5	—	(0.5)	0.5
Net income attributable to controlling interest from continuing operations	385.7	437.2	127.6	197.8	246.6
Impairment, restructuring and other charges (recoveries)	16.8	13.3	152.8	30.1	(33.8)
Costs related to refinancing	15.1	—	—	—	8.8
Other non-operating (income) expense, net	0.8	(260.2)	11.7	13.4	—
Adjustment to income tax expense (benefit) from continuing operations	(6.7)	61.5	(80.5)	(4.4)	9.1
Adjusted income attributable to controlling interest from continuing operations (Non-GAAP)	$411.7	$251.8	$211.6	$236.9	$230.7
Income (loss) from discontinued operations from SLS Business	—	—	—	(1.8)	102.9
Gain on contribution of SLS Business	—	—	—	—	(131.2)
Adjustment to gain on contribution of SLS Business	—	—	—	1.0	—
Impairment, restructuring and other from SLS Business in discontinued operations	—	—	—	0.8	13.6
Adjustment to income tax expense (benefit) from SLS Business in discontinued operations	—	—	—	—	5.7
Adjusted income (loss) from SLS Business in discontinued operations, net of tax	—	—	—	—	(9.0)
SLS Divestiture adjusted income (Non-GAAP)	$411.7	$251.8	$211.6	$236.9	$221.7
The sum of the components may not equal the total due to rounding.

	Year Ended September 30,
	2020	2019	2018	2017	2016
	(In millions, except per share data)
Diluted income per share from continuing operations (GAAP)	$6.78	$7.77	$2.23	$3.29	$3.98
Impairment, restructuring and other charges (recoveries)	0.30	0.24	2.68	0.50	(0.55)
Costs related to refinancing	0.27	—	—	—	0.14
Other non-operating (income) expense, net	0.01	(4.62)	0.20	0.22	—
Adjustment to income tax expense (benefit) from continuing operations	(0.12)	1.09	(1.41)	(0.07)	0.15
Adjusted diluted income per common share from continuing operations (Non-GAAP)	$7.24	$4.47	$3.71	$3.94	$3.72
Income (loss) from discontinued operations from SLS Business	$—	$—	$—	$(0.03)	$1.66
Gain on contribution of SLS Business	—	—	—	—	(2.12)
Adjustment to gain on contribution of SLS Business	—	—	—	0.02	—
Impairment, restructuring and other from SLS Business in discontinued operations	—	—	—	0.01	0.22
Adjustment to income tax expense (benefit) from SLS Business in discontinued operations	—	—	—	—	0.09
Adjusted diluted income (loss) from SLS Business in discontinued operations, net of tax	—	—	—	—	(0.15)
SLS Divestiture adjusted income per common share (Non-GAAP)	$7.24	$4.47	$3.71	$3.94	$3.58
Net cash provided by operating activities (GAAP)	$558.0	$226.8	$342.5	$363.2	$244.0
Investments in property, plant and equipment	(62.7)	(42.4)	(68.2)	(69.6)	(58.3)
Free cash flow (Non-GAAP)	$495.3	$184.4	$274.3	$293.6	$185.7
Free cash flow (Non-GAAP)	$495.3	$184.4	$274.3	$293.6	$185.7
Net income (GAAP)	388.6	460.2	63.7	218.8	314.8
Free cash flow productivity (Non-GAAP)	127.5%	40.1%	430.6%	134.2%	59.0%
The sum of the components may not equal the total due to rounding.

(3)Working capital is calculated as current assets minus current liabilities. Current ratio is calculated as current assets divided by current liabilities.
(4)The total debt to total book capitalization percentage is calculated by dividing total debt by total debt plus total equity—controlling interest.
(5)We view our credit facility as material to our ability to fund operations, particularly in light of our seasonality. Please refer to “ITEM 1A. RISK FACTORS — Our indebtedness could limit our flexibility and adversely affect our financial condition” of this Annual Report on Form 10-K for a more complete discussion of the risks associated with our debt and our credit facility and the restrictive covenants therein. Our ability to generate cash flows sufficient to cover our debt service costs is essential to our ability to maintain our borrowing capacity. We believe that Adjusted EBITDA provides additional information for determining our ability to meet debt service requirements. The presentation of Adjusted EBITDA herein is intended to be consistent with the calculation of that measure as required by our borrowing arrangements, and used to calculate a leverage ratio (maximum of 4.75 at September 30, 2020) and an interest coverage ratio (minimum of 3.00 for the twelve months ended September 30, 2020). Leverage ratio is calculated as average total indebtedness divided by Adjusted EBITDA. Interest coverage ratio is calculated as Adjusted EBITDA divided by interest expense, as described in the Fifth A&R Credit Agreement, and excludes costs related to refinancings. Please refer to “ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — Liquidity and Capital Resources — Borrowing Agreements” of this Annual Report on Form 10-K for a discussion of our credit facility.
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

A numeric reconciliation of net income to Adjusted EBITDA is as follows:

	Year Ended September 30,
	2020	2019	2018	2017	2016
	(In millions)
Net income (GAAP)	$388.6	$460.2	$63.7	$218.8	$314.8
Income tax expense (benefit) from continuing operations	123.7	144.9	(11.9)	116.6	137.6
Income tax expense (benefit) from discontinued operations	0.1	11.7	(25.5)	11.9	43.2
(Gain) loss on sale / contribution of business	—	—	0.7	(31.7)	(131.2)
Costs related to refinancing	15.1	—	—	—	8.8
Interest expense	79.6	101.8	86.4	76.6	65.6
Depreciation	62.2	55.9	53.4	55.1	53.8
Amortization	32.5	33.4	30.0	25.0	19.7
Impairment, restructuring and other charges (recoveries) from continuing operations	16.8	13.3	152.8	30.1	(33.8)
Impairment, restructuring and other charges (recoveries) from discontinued operations	(3.1)	(35.8)	86.8	15.9	19.7
Other non-operating (income) expense, net	0.8	(260.2)	11.7	13.4	—
Interest income	(7.6)	(8.6)	(10.0)	—	—
Expense on certain leases	—	3.2	3.5	3.6	3.6
Share-based compensation expense	57.9	38.4	40.4	25.2	15.6
Adjusted EBITDA (Non-GAAP)	$766.6	$558.2	$482.0	$560.5	$517.4

THE SCOTTS MIRACLE-GRO COMPANY
(Dollars in millions, except per share data)
ITEM 7.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The purpose of this Management’s Discussion and Analysis (“MD&A”) is to provide an understanding of our financial condition and results of operations by focusing on changes in certain key measures from year-to-year. This MD&A is divided into the following sections:
•Executive summary
•Results of operations
•Segment results
•Liquidity and capital resources
•Regulatory matters
•Critical accounting policies and estimates
Executive Summary
We are the leading manufacturer and marketer of branded consumer lawn and garden products in North America. We are the exclusive agent of Monsanto for the marketing and distribution of certain of Monsanto’s consumer Roundup® branded products within the United States and certain other specified countries. Through our Hawthorne segment, we are the leading manufacturer, marketer and distributor of lighting, nutrients, growing media, growing environments and hardware products for indoor and hydroponic gardening.
Beginning in fiscal 2015, our Hawthorne segment made a series of key acquisitions and investments, including General Hydroponics, Gavita, Botanicare, Vermicrop, Agrolux, Can-Filters and AeroGrow. On June 4, 2018, our Hawthorne segment acquired substantially all of the assets of Sunlight Supply. At the time of the acquisition, Sunlight Supply was a leading developer, manufacturer, marketer and distributor of horticultural, organics, lighting and hydroponic gardening products. Prior to the transaction, Sunlight Supply served as a non-exclusive distributor of our products. In connection with our acquisition of Sunlight Supply, we announced the launch of an initiative called Project Catalyst. Project Catalyst is a company-wide restructuring effort to reduce operating costs throughout our U.S. Consumer, Hawthorne and Other segments and drive synergies from acquisitions within our Hawthorne segment.
In addition, we are party to the Services Agreement and Term Loan Agreement with Bonnie and its sole shareholder, AFC, pursuant to which we provide financing and certain services to the Bonnie Business. The Services Agreement and Term Loan Agreement include options, beginning in fiscal 2020, that provide for either (i) the Company to increase its economic interest in the Bonnie Business or (ii) AFC and Bonnie to repurchase the Company’s economic interest in the Bonnie Business (collectively, the “Bonnie Option”). On November 4, 2020, we announced the signing of a non-binding letter-of-intent to acquire a 50 percent equity interest in the Bonnie Business. If the transactions contemplated by the non-binding letter-of-intent are consummated, the Bonnie Option would be terminated.
Our operations are divided into three reportable segments: U.S. Consumer, Hawthorne and Other. U.S. Consumer consists of our consumer lawn and garden business located in the geographic United States. Hawthorne consists of our indoor and hydroponic gardening business. Other consists of our consumer lawn and garden business in geographies other than the U.S. and our product sales to commercial nurseries, greenhouses and other professional customers. In addition, Corporate consists of general and administrative expenses and certain other income and expense items not allocated to the business segments. This division of reportable segments is consistent with how the segments report to and are managed by our chief operating decision maker. See “SEGMENT RESULTS” below for additional information regarding our evaluation of segment performance.
As a leading consumer branded lawn and garden company, our product development and marketing efforts are largely focused on providing innovative and differentiated products and continually increasing brand and product awareness to inspire consumers to create retail demand. We have implemented this model for a number of years by focusing on research and development and investing approximately 4-5% of our U.S. Consumer segment annual net sales in advertising to support and promote our consumer lawn and garden products and brands. We continually explore new and innovative ways to communicate with consumers. We believe that we receive a significant benefit from these expenditures and anticipate a similar commitment to research and development, advertising and marketing investments in the future, with the continuing objective of driving category growth and profitably increasing market share.

THE SCOTTS MIRACLE-GRO COMPANY
(Dollars in millions, except per share data)
Our consumer lawn and garden net sales in any one year are susceptible to weather conditions in the markets in which our products are sold and our services are offered. For instance, periods of abnormally wet or dry weather can adversely impact the sale of certain products, while increasing demand for other products. We believe that our diversified product line and our geographic diversification reduce this risk, although to a lesser extent in a year in which unfavorable weather is geographically widespread and extends across a significant portion of the lawn and garden season. We also believe that weather conditions in any one year, positive or negative, do not materially impact longer-term category growth trends.
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

	Percent of Net Sales from Continuing Operations by Quarter
	2020	2019	2018
First Quarter	8.9%	9.4%	8.3%
Second Quarter	33.5%	37.7%	38.0%
Third Quarter	36.1%	37.1%	37.3%
Fourth Quarter	21.5%	15.8%	16.3%

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
On August 11, 2014, Scotts Miracle-Gro announced that its Board of Directors authorized the repurchase of up to $500.0 of Common Shares over a five-year period (effective November 1, 2014 through September 30, 2019). On August 3, 2016, Scotts Miracle-Gro announced that its Board of Directors authorized a $500.0 increase to the share repurchase authorization ending on September 30, 2019. On August 2, 2019, the Scotts Miracle-Gro Board of Directors authorized an extension of the share repurchase authorization through March 28, 2020. The amended authorization allowed for repurchases of Common Shares of up to an aggregate amount of $1,000.0 through March 28, 2020. During fiscal 2020 through March 28, 2020, Scotts Miracle-Gro repurchased 0.4 million Common Shares under the share repurchase authorization for $48.2. There were no share repurchases under the share repurchase authorization during fiscal 2019. From the effective date of the share repurchase authorization in the fourth quarter of fiscal 2014 through March 28, 2020, Scotts Miracle-Gro repurchased approximately 8.7 million Common Shares for $762.8.
On February 6, 2020, the Company announced a new share repurchase program allowing for repurchases of up to $750.0 of Common Shares from April 30, 2020 through March 25, 2023. Effective March 30, 2020, management elected to temporarily suspend share repurchase activity in order to enhance the Company’s financial flexibility in response to the COVID-19 pandemic. Accordingly, there were no share repurchases under this share repurchase authorization during fiscal 2020. Subsequent to September 30, 2020, management has elected to commence share repurchase activity.
On July 30, 2019, the Scotts Miracle-Gro Board of Directors approved an increase in our quarterly cash dividend from $0.55 to $0.58 per Common Share, which was first paid in the fourth quarter of fiscal 2019. On July 27, 2020, the Scotts Miracle-Gro Board of Directors approved a special cash dividend of $5.00 per Common Share, which was paid on September 10, 2020 to all shareholders of record at the close of business on August 27, 2020. In addition, on July 27, 2020, the Scotts Miracle-Gro Board of Directors also approved an increase in our quarterly cash dividend from $0.58 to $0.62 per Common Share, which was first paid in the fourth quarter of fiscal 2020.

THE SCOTTS MIRACLE-GRO COMPANY
(Dollars in millions, except per share data)
COVID-19 Response and Impacts
The World Health Organization recognized COVID-19 as a public health emergency of international concern on January 30, 2020 and as a global pandemic on March 11, 2020. Public health responses have included national pandemic preparedness and response plans, travel restrictions, quarantines, curfews, event postponements and cancellations and closures of facilities including local schools and businesses. The global pandemic and actions taken to contain COVID-19 have adversely affected the global economy and financial markets.
In response to the COVID-19 pandemic, we have implemented additional measures intended to both protect the health and safety of our employees and maintain our ability to provide products to our customers, including (i) requiring a significant part of our workforce to work from home, (ii) monitoring our employees for COVID-19 symptoms, (iii) making additional personal protective equipment available to our operations team, (iv) requiring all manufacturing and warehousing associates to take their temperatures before beginning a shift, (v) modifying work methods and schedules of our manufacturing and field associates to create distance or add barriers between associates, consumers and others, (vi) expanding cleaning efforts at our operation centers, (vii) modifying attendance policies so that associates may elect to stay home if they have symptoms, (viii) prioritizing production for goods that are more essential to our customers and (ix) implementing an interim premium pay allowance for certain associates in our field sales force or working in manufacturing or distribution centers. In addition, to help address the critical shortage of personal protective equipment in the fight against COVID-19, we shifted production in our Temecula, California manufacturing plant for a period of time to produce face shields to help protect healthcare workers and first responders in critical need areas across the country. As a result of these additional measures and initiatives, we incurred incremental costs, mostly related to premium pay provided to our associates. While we believe that these efforts should enable us to maintain our operations during the COVID-19 pandemic, we can provide no assurance that we will be able to do so as a result of the unpredictability of the ultimate impact of the COVID-19 pandemic, including its length, severity and the responses of local, state, federal and foreign governmental authorities to the pandemic.
In those jurisdictions that were subject to business closures or limitations, our manufacturing and distribution operations were viewed as essential services and continued to operate. Likewise, our major retail partners were designated as essential services and remained open during this time but with reduced hours and with customer capacity limitations in certain locations. There have been no significant disruptions in incoming supplies or raw materials. We believe we have sufficient liquidity to satisfy our cash needs, however, we continue to evaluate and are prepared to take action, as necessary, to preserve adequate liquidity and ensure that our business can continue to operate during these uncertain times. At September 30, 2020, we had $1,415.7 of borrowing availability under the Fifth A&R Credit Agreement.
During fiscal 2020, we experienced increased demand for many of our products, especially our soils, fertilizer, grass seed, controls and plant food products, in response to the COVID-19 pandemic. This increased demand has driven an increase in sales and profits that were not previously projected for the fiscal year. In light of these events and in recognition of the dedication and efforts of our associates during this challenging time, we made one-time payments and retirement contributions to our hourly and certain salaried associates who do not participate in our variable cash incentive compensation plans along with providing increased variable payments to our salaried associates who participate in such plans. In addition, we increased our contributions supporting community initiatives and charities.
The extent to which the COVID-19 pandemic will ultimately impact our business, results of operations, financial condition and cash flows depends on future developments that are highly uncertain, rapidly evolving and difficult to predict at this time. Depending on the length and severity of the COVID-19 pandemic, we may experience an increase or decrease in future customer orders driven by volatility in retail foot traffic, consumer shopping and consumption behavior. We are not able to predict the impact, if any, that the COVID-19 pandemic may have on the seasonality of our business.

THE SCOTTS MIRACLE-GRO COMPANY
(Dollars in millions, except per share data)
Results of Operations
The following table sets forth the components of earnings as a percentage of net sales:

	Year Ended September 30,
	2020	% of Net Sales	2019	% of Net Sales	2018	% of Net Sales
Net sales	$4,131.6	100.0%	$3,156.0	100.0%	$2,663.4	100.0%
Cost of sales	2,768.6	67.0	2,130.5	67.5	1,778.3	66.8
Cost of sales—impairment, restructuring and other	16.0	0.4	5.9	0.2	20.5	0.8
Gross profit	1,347.0	32.6	1,019.6	32.3	864.6	32.5
Operating expenses:
Selling, general and administrative	757.8	18.3	601.3	19.1	540.1	20.3
Impairment, restructuring and other	0.8	—	7.4	0.2	132.3	5.0
Other (income) expense, net	3.2	0.1	1.3	—	(6.7)	(0.3)
Income from operations	585.2	14.2	409.6	13.0	198.9	7.5
Equity in income of unconsolidated affiliates	—	—	(3.3)	(0.1)	(4.9)	(0.2)
Costs related to refinancing	15.1	0.4	—	—	—	—
Interest expense	79.6	1.9	101.8	3.2	86.4	3.2
Other non-operating (income) expense, net	(20.1)	(0.5)	(270.5)	(8.6)	1.7	0.1
Income from continuing operations before income taxes	510.6	12.4	581.6	18.4	115.7	4.3
Income tax expense (benefit) from continuing operations	123.7	3.0	144.9	4.6	(11.9)	(0.4)
Income from continuing operations	386.9	9.4	436.7	13.8	127.6	4.8
Income (loss) from discontinued operations, net of tax	1.7	—	23.5	0.7	(63.9)	(2.4)
Net income	$388.6	9.4%	$460.2	14.6%	$63.7	2.4%
The sum of the components may not equal due to rounding.

Net Sales
Net sales for fiscal 2020 were $4,131.6, an increase of 30.9% from net sales of $3,156.0 for fiscal 2019. Net sales for fiscal 2019 increased 18.5% from net sales of $2,663.4 for fiscal 2018. These changes in net sales were attributable to the following:

	Year Ended September 30,
	2020	2019
Volume	29.2%	9.0%
Acquisitions	—	8.7
Pricing	1.9	1.3
Foreign exchange rates	(0.2)	(0.5)
Change in net sales	30.9%	18.5%

The increase in net sales for fiscal 2020 as compared to fiscal 2019 was primarily driven by:
•increased sales volume due to increased consumer demand including impacts of the COVID-19 pandemic and driven by soils, fertilizer, grass seed, controls and plant food products in our U.S. Consumer segment; lighting, nutrients, hardware and growing environments products in our Hawthorne segment; and increased sales in our Other segment; partially offset by decreased sales of mulch products in our U.S. Consumer segment and a decrease of approximately $29.7 due to the loss in sales from the Roundup® brand extension products that were sold to Monsanto during fiscal 2019;
•increased pricing in our U.S. Consumer and Hawthorne segments; and
•increased net sales associated with the Roundup® marketing agreement and the Bonnie Services Agreement;

THE SCOTTS MIRACLE-GRO COMPANY
(Dollars in millions, except per share data)
•partially offset by the unfavorable impact of foreign exchange rates as a result of the strengthening of the U.S. dollar relative to the Canadian dollar.
The increase in net sales for fiscal 2019 as compared to fiscal 2018 was primarily driven by:
•increased sales volume driven by increased sales of soils, mulch, grass seed and fertilizer products in our U.S. Consumer segment and hydroponic gardening products in our Hawthorne segment excluding the impact of acquisitions, partially offset by decreased sales in our Other segment as a result of the closure of our business in Mexico;
•the addition of net sales from the Sunlight Supply acquisition of $231.4 in our Hawthorne segment; and
•increased pricing in our U.S. Consumer and Other segments, partially offset by higher volume-based customer rebates in our U.S. Consumer segment and decreased pricing in our Hawthorne segment primarily driven by increased promotional activities;
•partially offset by decreased net sales associated with the Roundup® marketing agreement; and
•the unfavorable impact of foreign exchange rates as a result of the strengthening of the U.S. dollar relative to the euro and the Canadian dollar.
Cost of Sales
The following table shows the major components of cost of sales:

	Year Ended September 30,
	2020	2019	2018
Materials	$1,599.3	$1,196.4	$994.2
Manufacturing labor and overhead	615.1	485.8	401.3
Distribution and warehousing	492.6	394.9	328.3
Costs associated with Roundup® marketing agreement	61.6	53.4	54.5
Cost of sales	2,768.6	2,130.5	1,778.3
Cost of sales—impairment, restructuring and other	16.0	5.9	20.5
	$2,784.6	$2,136.4	$1,798.8

Factors contributing to the change in cost of sales are outlined in the following table:

	Year Ended September 30,
	2020	2019
Volume, product mix and other	$643.0	$358.2
Costs associated with Roundup® marketing agreement	8.2	(1.1)
Foreign exchange rates	(4.8)	(10.5)
Material cost changes	(8.3)	5.6
	638.1	352.2
Impairment, restructuring and other	10.1	(14.6)
Change in cost of sales	$648.2	$337.6
The increase in cost of sales for fiscal 2020 as compared to fiscal 2019 was primarily driven by:
•higher sales volume in our U.S. Consumer, Hawthorne and Other segments;
•higher warehousing costs and inventory adjustments to net realizable value included within “volume, product mix and other” associated with our U.S. Consumer segment;
•an increase in costs associated with the Roundup® marketing agreement; and
•an increase in impairment, restructuring and other charges of $10.1 as a result of costs associated with the COVID-19 pandemic;
•partially offset by the favorable impact of foreign exchange rates as a result of the strengthening of the U.S. dollar relative to the Canadian dollar;
•lower material prices in our U.S. Consumer, Hawthorne and Other segments; and

THE SCOTTS MIRACLE-GRO COMPANY
(Dollars in millions, except per share data)
•lower transportation prices included within “volume, product mix and other” in our U.S. Consumer segment.
The increase in cost of sales for fiscal 2019 as compared to fiscal 2018 was primarily driven by:
•costs of $199.6 included within “volume, product mix and other” related to sales from the Sunlight Supply acquisition in our Hawthorne segment;
•higher sales volume in our U.S. Consumer and Hawthorne segments excluding the impact of acquisitions, partially offset by decreased sales in our Other segment;
•higher transportation costs included within “volume, product mix and other” associated with our U.S. Consumer segment; and
•higher material costs in our U.S. Consumer and Other segments;
•partially offset by a decrease in costs associated with the Roundup® marketing agreement;
•the favorable impact of foreign exchange rates as a result of the strengthening of the U.S. dollar relative to the euro and the Canadian dollar; and
•a decrease in impairment, restructuring and other charges of $14.6 as a result of lower costs associated with Project Catalyst.
Gross Profit
As a percentage of net sales, our gross profit rate was 32.6%, 32.3% and 32.5% for fiscal 2020, fiscal 2019 and fiscal 2018, respectively. Factors contributing to the change in gross profit rate are outlined in the following table:

	Year Ended September 30,
	2020	2019
Pricing	0.8%	0.8%
Material costs	0.2	(0.2)
Roundup® commissions and reimbursements	0.1	(0.1)
Acquisitions	—	(1.5)
Volume, product mix and other	(0.6)	0.3
	0.5	(0.7)
Impairment, restructuring and other	(0.2)	0.5
Change in gross profit rate	0.3%	(0.2)%
The increase in gross profit rate for fiscal 2020 as compared to fiscal 2019 was primarily driven by:
•increased pricing in our U.S. Consumer and Hawthorne segments;
•lower material prices in our U.S. Consumer, Hawthorne and Other segments;
•increased net sales associated with the Roundup® marketing agreement;
•increased net sales associated with the Bonnie Services Agreement included within “volume, product mix and other” in our U.S. Consumer segment;
•lower transportation prices included within “volume, product mix and other” in our U.S. Consumer segment; and
•favorable leverage of fixed costs driven by higher sales volume in our U.S. Consumer, Hawthorne and Other segments;
•partially offset by unfavorable mix driven by higher sales growth in our Hawthorne segment relative to our U.S. Consumer segment and increased sales of lower tier and commodity soils products within our U.S. Consumer segment;
•higher warehousing costs and inventory adjustments to net realizable value included within “volume, product mix and other” associated with our U.S. Consumer segment; and
•an increase in impairment, restructuring and other charges of $10.1 as a result of costs associated with the COVID-19 pandemic.
The decrease in gross profit rate for fiscal 2019 as compared to fiscal 2018 was primarily driven by:
•an unfavorable impact from acquisitions in our Hawthorne segment related to Sunlight Supply;
•higher material costs in our U.S. Consumer and Other segments; and

THE SCOTTS MIRACLE-GRO COMPANY
(Dollars in millions, except per share data)
•higher transportation costs included within “volume, product mix and other” associated with our U.S. Consumer segment;
•partially offset by the favorable impact within “volume, product mix and other” of Sunlight Supply acquisition date inventory fair value adjustments of $12.2 incurred during fiscal 2018;
•increased pricing in our U.S. Consumer and Other segments, net of higher volume-based customer rebates in our U.S. Consumer segment and decreased pricing in our Hawthorne segment primarily driven by increased promotional activities;
•favorable leverage of fixed costs such as warehousing driven by higher sales volume in our U.S. Consumer and Hawthorne segments; and
•a decrease in impairment, restructuring and other charges as a result of lower costs associated with Project Catalyst.
Selling, General and Administrative Expenses
The following table sets forth the components of selling, general and administrative expenses (“SG&A”):

	Year Ended September 30,
	2020	2019	2018
Advertising	$147.4	$120.3	$104.2
Advertising as a percentage of net sales	3.6%	3.8%	3.9%
Share-based compensation	57.9	38.4	40.4
Research and development	39.7	39.6	42.5
Amortization of intangibles	31.5	32.9	28.9
Other selling, general and administrative	481.3	370.1	324.1
	$757.8	$601.3	$540.1
SG&A increased $156.5, or 26.0%, during fiscal 2020 compared to fiscal 2019. Advertising expense increased $27.1, or 22.5%, during fiscal 2020 driven by increased media spending in our U.S. Consumer and Hawthorne segments. Share-based compensation expense increased $19.5, or 50.8%, in fiscal 2020 due to an increase in the expected payout percentage on long-term performance-based awards. Other SG&A increased $111.2, or 30.0%, in fiscal 2020 driven by higher short-term variable cash incentive compensation expense of $67.6, higher selling expense of $18.6, higher one-time payments and retirement contributions to our hourly and certain salaried associates who do not participate in our short-term variable cash incentive compensation plans and higher contributions supporting community initiatives and charities.
SG&A increased $61.2, or 11.3%, during fiscal 2019 compared to fiscal 2018. Advertising expense increased $16.1, or 15.5%, during fiscal 2019 driven by increased media spending in our U.S. Consumer segment. Share-based compensation expense decreased $2.0, or 5.0%, in fiscal 2019 due to a more significant increase in the expected payout percentage on long-term performance-based awards during fiscal 2018 as compared to fiscal 2019. Amortization expense increased $4.0, or 13.8%, in fiscal 2019 due to the impact of recent acquisitions. Other SG&A increased $46.0, or 14.2%, in fiscal 2019 driven by higher short-term variable cash incentive compensation expense of $33.3 and the impact of recent acquisitions of $11.8.

THE SCOTTS MIRACLE-GRO COMPANY
(Dollars in millions, except per share data)
Impairment, Restructuring and Other
Activity described herein is classified within the “Cost of sales—impairment, restructuring and other,” “Impairment, restructuring and other” and “Income (loss) from discontinued operations, net of tax” lines in the Consolidated Statements of Operations. The following table details impairment, restructuring and other charges (recoveries) for each of the periods presented:

	Year Ended September 30,
	2020	2019	2018
Cost of sales—impairment, restructuring and other:
COVID-19 related costs	$15.5	$—	$—
Restructuring and other charges (recoveries)	(0.1)	5.1	12.3
Intangible asset and property, plant and equipment impairments	0.6	0.8	8.2
Operating expenses:
COVID-19 related costs	3.9	—	—
Restructuring and other charges (recoveries), net	(3.1)	7.4	20.2
Goodwill and intangible asset impairments	—	—	112.1
Impairment, restructuring and other charges from continuing operations	16.8	13.3	152.8
Restructuring and other charges (recoveries), net, from discontinued operations	(3.1)	(35.8)	86.8
Total impairment, restructuring and other charges (recoveries)	$13.7	$(22.5)	$239.6
COVID-19
In response to the COVID-19 pandemic, we have implemented additional measures intended to both protect the health and safety of our employees and maintain our ability to provide products to our customers as described in additional detail above under “COVID-19 Response and Impacts.” During fiscal 2020, we incurred costs of $19.4 associated with the COVID-19 pandemic primarily related to an interim premium pay allowance for certain associates in our field sales force or working in manufacturing or distribution centers. We incurred costs of $12.4 in our U.S. Consumer segment, $2.6 in our Hawthorne segment and $0.5 in our Other segment in the “Cost of sales—impairment, restructuring and other” line in the Consolidated Statements of Operations during fiscal 2020. We incurred costs of $3.8 in our U.S. Consumer segment and $0.1 in our Other segment in the “Impairment, restructuring and other” line in the Consolidated Statements of Operations during fiscal 2020.
Project Catalyst
In connection with the acquisition of Sunlight Supply during the third quarter of fiscal 2018, we announced the launch of an initiative called Project Catalyst, which is a company-wide restructuring effort to reduce operating costs throughout our U.S. Consumer, Hawthorne and Other segments and drive synergies from acquisitions within our Hawthorne segment. Costs incurred during fiscal 2020 related to Project Catalyst were not material. Costs incurred to date since the inception of Project Catalyst are $25.1 for our Hawthorne segment, $13.5 for our U.S. Consumer segment, $1.3 for our Other segment and $2.8 for Corporate. Additionally, during fiscal 2020, we received $2.6 from the final settlement of escrow funds related to a previous acquisition within the Hawthorne segment that was recognized in the “Impairment, restructuring and other” line in the Consolidated Statements of Operations.
During fiscal 2019, we incurred charges of $13.7 related to Project Catalyst. We incurred charges of $1.1 in our U.S. Consumer segment, $4.2 in our Hawthorne segment and $0.6 in our Other segment in the “Cost of sales—impairment, restructuring and other” line in the Consolidated Statements of Operations during fiscal 2019 related to employee termination benefits, facility closure costs and impairment of property, plant and equipment. We incurred charges of $0.5 in our U.S. Consumer segment, $3.9 in our Hawthorne segment, $0.6 in our Other segment and $2.8 at Corporate in the “Impairment, restructuring and other” line in the Consolidated Statements of Operations during fiscal 2019 related to employee termination benefits and facility closure costs.
During fiscal 2018, we incurred charges of $29.4 related to Project Catalyst. We incurred charges of $8.2 in our U.S. Consumer segment and $12.4 in our Hawthorne segment in the “Cost of sales—impairment, restructuring and other” line in the Consolidated Statements of Operations during fiscal 2018 related to employee termination benefits, facility closure costs and impairment of property, plant and equipment. We incurred charges of $3.4 in our U.S. Consumer segment and $5.4 in our Hawthorne segment in the “Impairment, restructuring and other” line in the Consolidated Statements of Operations during fiscal 2018 related to employee termination benefits.

THE SCOTTS MIRACLE-GRO COMPANY
(Dollars in millions, except per share data)
Other
We recognized insurance recoveries related to the previously disclosed legal matter In re Morning Song Bird Food Litigation of $1.5 and $13.4 during fiscal 2020 and fiscal 2019, respectively, in the “Income (loss) from discontinued operations, net of tax” line in the Consolidated Statements of Operations. In addition, during fiscal 2019, we recognized a favorable adjustment of $22.5 in the “Income (loss) from discontinued operations, net of tax” line in the Consolidated Statements of Operations as a result of the final resolution of the previously disclosed settlement agreement related to this matter. During fiscal 2018, we recognized a pre-tax charge of $85.0 for a probable loss related to this matter in the “Income (loss) from discontinued operations, net of tax” line in the Consolidated Statements of Operations. Refer to “NOTE 20. CONTINGENCIES” of the Notes to the Consolidated Financial Statements included in this Annual Report on Form 10-K for more information.
During fiscal 2019, we recognized a favorable adjustment of $0.4 related to the previously disclosed legal matter In re Scotts EZ Seed Litigation in the “Impairment, restructuring and other” line in the Consolidated Statements of Operations. During fiscal 2018, we recognized a charge of $11.7 for a probable loss related to this matter in the “Impairment, restructuring and other” line in the Consolidated Statements of Operations. Refer to “NOTE 20. CONTINGENCIES” of the Notes to the Consolidated Financial Statements included in this Annual Report on Form 10-K for more information.
During fiscal 2018, we recognized a non-cash impairment charge of $94.6 related to a goodwill impairment in our Hawthorne segment in the “Impairment, restructuring and other” line in the Consolidated Statements of Operations as a result of the Company’s annual fourth quarter quantitative goodwill impairment test. Refer to “NOTE 5. GOODWILL AND INTANGIBLE ASSETS, NET” of the Notes to the Consolidated Financial Statements included in this Annual Report on Form 10-K for more information for more information.
During fiscal 2018, we recognized a non-cash impairment charge of $17.5 related to the settlement of a portion of certain previously acquired customer relationships due to the acquisition of Sunlight Supply in the “Impairment, restructuring and other” line in the Consolidated Statement of Operations. Refer to “NOTE 8. ACQUISITIONS AND INVESTMENTS” of the Notes to the Consolidated Financial Statements included in this Annual Report on Form 10-K for more information.
Other (Income) Expense, net
Other (income) expense is comprised of activities outside our normal business operations, such as royalty income from the licensing of certain of our brand names, foreign exchange transaction gains and losses and gains and losses from the disposition of non-inventory assets. Other (income) expense was $3.2, $1.3 and $(6.7) in fiscal 2020, fiscal 2019 and fiscal 2018, respectively. The change for fiscal 2020 was primarily due to losses on long-lived assets. The change for fiscal 2019 was primarily due to foreign exchange transaction losses, a decrease in royalty income earned from Exponent related to its use of our brand names following the divestiture of the International Business due to the adoption of the amended revenue recognition accounting guidance and losses on long-lived assets.
Income from Operations
Income from operations was $585.2 in fiscal 2020, an increase of 42.9% compared to $409.6 in fiscal 2019. The increase was driven by higher net sales and an increase in gross profit rate, partially offset by higher SG&A.
Income from operations was $409.6 in fiscal 2019, an increase of 105.9% compared to $198.9 in fiscal 2018. The increase was driven by higher net sales and lower impairment, restructuring and other charges, partially offset by a decrease in gross profit rate, higher SG&A and a decrease in other income.
Equity in Income of Unconsolidated Affiliates
Equity in income of unconsolidated affiliates was zero, $3.3 and $4.9 in fiscal 2020, fiscal 2019 and fiscal 2018, respectively. The decrease for fiscal 2020 was attributable to the April 1, 2019 sale of our noncontrolling equity interest in the IT&O Joint Venture.
Costs Related to Refinancing
Costs related to refinancing were $15.1 in fiscal 2020. The costs incurred in fiscal 2020 were associated with the redemption of our 6.000% Senior Notes due 2023 (the “6.000% Senior Notes”), and are comprised of $12.0 of redemption premium and $3.1 of unamortized bond issuance costs that were written off. Refer to “NOTE 12. DEBT” of the Notes to the Consolidated Financial Statements included in this Annual Report on Form 10-K for more information regarding the redemption of the 6.000% Senior Notes.

THE SCOTTS MIRACLE-GRO COMPANY
(Dollars in millions, except per share data)
Interest Expense
Interest expense was $79.6 in fiscal 2020, a decrease of 21.8% compared to $101.8 in fiscal 2019. The decrease was driven by a decrease in average borrowings of $256.4 and a decrease in our weighted average interest rate of 50 basis points. The decrease in average borrowings was primarily driven by the application of the proceeds from the sale of our approximately 30% equity interest in the TruGreen Joint Venture, the payoff of second lien term loan financing by the TruGreen Joint Venture, the sale of our noncontrolling equity interest in the IT&O Joint Venture and the sale of the Roundup® brand extension assets to reduce our indebtedness. The decrease in our weighted average interest rate was driven by lower borrowing rates on the Fifth A&R Credit Agreement, the issuance of the 4.500% Senior Notes and the redemption of the 6.000% Senior Notes.
Interest expense was $101.8 in fiscal 2019, an increase of 17.8% compared to $86.4 in fiscal 2018. The increase was driven by an increase in average borrowings of $111.9 and an increase in our weighted average interest rate of 50 basis points. The increase in average borrowings was driven by our acquisition activity and Common Share repurchase activity during fiscal 2018, partially offset by the application of the proceeds from the sale of our equity interests in the TruGreen Joint Venture and the IT&O Joint Venture to reduce our indebtedness. The increase in our weighted average interest rate was driven by higher borrowing rates.
Other Non-Operating (Income) Expense, net
Other non-operating (income) expense was $(20.1), $(270.5) and $1.7 in fiscal 2020, fiscal 2019 and fiscal 2018, respectively. Interest income was $7.6, $8.6 and $10.0 for fiscal 2020, fiscal 2019 and fiscal 2018, respectively. During the fourth quarter of fiscal 2020, we recognized an increase in the fair value of the Bonnie Option of $12.0 driven by an increase in sales and profits of the Bonnie Business.
On March 19, 2019, we entered into an agreement under which we sold, to TruGreen Companies L.L.C., a subsidiary of TruGreen Holding Corporation, all of our approximately 30% equity interest in the TruGreen Joint Venture. In connection with this transaction, we received cash proceeds of $234.2 related to the sale of our equity interest in the TruGreen Joint Venture and $18.4 related to the payoff of second lien term loan financing by the TruGreen Joint Venture. During fiscal 2019, we also received a distribution from the TruGreen Joint Venture intended to cover certain required tax payments of $3.5, which was classified as an investing activity in the Consolidated Statements of Cash Flows. During fiscal 2019, we recognized a pre-tax gain of $259.8 related to this sale. The cash proceeds were applied to reduce our indebtedness. During fiscal 2019, we made cash tax payments of $99.5 associated with this disposition.
On April 1, 2019, we sold all of our noncontrolling equity interest in the IT&O Joint Venture for cash proceeds of $36.6. During fiscal 2019, we recognized a pre-tax gain of $2.9 related to this sale. During fiscal 2019, we received a distribution of net earnings from the IT&O Joint Venture of $4.9, which was classified as an operating activity in the Consolidated Statements of Cash Flows.
During the second quarter of fiscal 2019, we recognized a charge of $2.5 related to the write-off of accumulated foreign currency translation loss adjustments of a foreign subsidiary that was substantially liquidated.
As a result of the enactment of H.R.1 (the “Act,” formerly known as the “Tax Cuts and Jobs Act”) on December 22, 2017, we repatriated cash from a foreign subsidiary during the second quarter of fiscal 2018 resulting in the liquidation of substantially all of the assets of the subsidiary and the write-off of accumulated foreign currency translation loss adjustments of $11.7.

THE SCOTTS MIRACLE-GRO COMPANY
(Dollars in millions, except per share data)
Income Tax Expense (Benefit) from Continuing Operations
A reconciliation of the federal corporate income tax rate and the effective tax rate on income from continuing operations before income taxes is summarized below:

	Year Ended September 30,
	2020	2019	2018
Statutory income tax rate	21.0%	21.0%	24.5%
Effect of foreign operations	(0.7)	0.3	7.4
State taxes, net of federal benefit	3.5	1.8	6.5
Domestic Production Activities Deduction permanent difference	—	—	(4.4)
Effect of other permanent differences	—	(0.2)	(3.0)
Research and Experimentation and other federal tax credits	(0.3)	(0.3)	(1.7)
Effect of tax contingencies	0.1	1.9	1.3
Effect of tax reform	—	—	(38.7)
Other	0.6	0.4	(2.2)
Effective income tax rate	24.2%	24.9%	(10.3)%
On December 22, 2017, the Act was signed into law. The Act provides for significant changes to the U.S. Internal Revenue Code of 1986, as amended (the “Code”). Among other items, the Act implements a territorial tax system, imposed a one-time transition tax on deemed repatriated earnings of foreign subsidiaries, and reduces the federal corporate statutory tax rate to 21% effective January 1, 2018. As our fiscal year end falls on September 30, the federal corporate statutory tax rate for fiscal 2018 was prorated to 24.5%, with the statutory rate for fiscal 2019 and beyond at 21%. Included in the effective tax rate for fiscal 2018 are one-time impacts related to the tax law change of $42.8. These include a one-time $44.6 net tax benefit adjustment reflecting the revaluation of our net deferred tax liability at the lower tax rate. In addition, we recognized a one-time tax expense on deemed repatriated earnings and cash of foreign subsidiaries as required by the Act of $21.2, partially offset by the recognition and application of foreign tax credits associated with these foreign subsidiaries of $18.2. We also reduced the value of deferred tax liabilities associated with the write-off of previously acquired customer relationship intangible assets by $7.3, which was recognized in the “Income tax expense (benefit) from continuing operations” line in the Consolidated Statement of Operations in fiscal 2018. During the fourth quarter of fiscal 2018, we recognized a non-cash goodwill impairment charge of $94.6, of which $20.0 was not tax-deductible.
Income from Continuing Operations
Income from continuing operations was $386.9, or $6.78 per diluted share, in fiscal 2020 compared to $436.7, or $7.77 per diluted share, in fiscal 2019. The decrease was driven by lower other non-operating income, higher SG&A and higher costs related to refinancing, partially offset by higher net sales, an increase in gross profit rate and lower interest expense.
Diluted average common shares used in the diluted income per common share calculation were 56.9 million for fiscal 2020 compared to 56.3 million for fiscal 2019. The increase was primarily the result of the exercise and issuance of share-based compensation awards, partially offset by Common Share repurchase activity. Dilutive equivalent shares for fiscal 2020 and fiscal 2019 were 1.2 million and 0.8 million, respectively.
Income from continuing operations was $436.7, or $7.77 per diluted share, in fiscal 2019 compared to $127.6, or $2.23 per diluted share, in fiscal 2018. The increase was driven by higher net sales, lower impairment, restructuring and other charges and an increase in other non-operating income, partially offset by a lower gross profit rate, higher SG&A, decreased other income and an increase in interest expense.
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
Income (Loss) from Discontinued Operations, net of tax
Income (loss) from discontinued operations, net of tax, was $1.7, $23.5 and $(63.9) for fiscal 2020, fiscal 2019 and fiscal 2018, respectively.

THE SCOTTS MIRACLE-GRO COMPANY
(Dollars in millions, except per share data)
We recognized insurance recoveries related to the previously disclosed legal matter In re Morning Song Bird Food Litigation of $1.5 and $13.4 during fiscal 2020 and fiscal 2019, respectively. In addition, during fiscal 2019, we recognized a favorable pre-tax adjustment of $22.5 as a result of the final resolution of the previously disclosed settlement agreement related to this matter. During fiscal 2018, we recognized a pre-tax charge of $85.0 for a probable loss related to this matter. Refer to “NOTE 20. CONTINGENCIES” of the Notes to the Consolidated Financial Statements included in this Annual Report on Form 10-K for more information.
Segment Results
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
The following table sets forth net sales by segment:

	Year Ended September 30,
	2020	2019	2018
U.S. Consumer	$2,823.1	$2,281.1	$2,109.6
Hawthorne	1,083.5	671.2	344.9
Other	225.0	203.7	208.9
Consolidated	$4,131.6	$3,156.0	$2,663.4
The following table sets forth Segment Profit (Loss) as well as a reconciliation to income from continuing operations before income taxes, the most directly comparable GAAP measure:

	Year Ended September 30,
	2020	2019	2018
U.S. Consumer	$686.1	$527.8	$496.6
Hawthorne	120.1	53.5	(6.1)
Other	11.7	10.3	11.2
Total Segment Profit (Non-GAAP)	817.9	591.6	501.7
Corporate	(183.4)	(135.3)	(120.8)
Intangible asset amortization	(32.5)	(33.4)	(29.2)
Impairment, restructuring and other	(16.8)	(13.3)	(152.8)
Equity in income of unconsolidated affiliates	—	3.3	4.9
Costs related to refinancing	(15.1)	—	—
Interest expense	(79.6)	(101.8)	(86.4)
Other non-operating income (expense), net	20.1	270.5	(1.7)
Income from continuing operations before income taxes (GAAP)	$510.6	$581.6	$115.7
U.S. Consumer
U.S. Consumer segment net sales were $2,823.1 in fiscal 2020, an increase of 23.8% from fiscal 2019 net sales of $2,281.1. The increase was driven by the favorable impacts of volume and pricing of 22.2% and 1.5%, respectively. The increase in sales volume for fiscal 2020 was driven by soils, fertilizer, grass seed, controls and plant food products, partially offset by decreased sales of mulch products and the loss in sales from the Roundup® brand extension products that were sold to Monsanto during fiscal 2019.
U.S. Consumer Segment Profit was $686.1 in fiscal 2020, an increase of 30.0% from fiscal 2019 Segment Profit of $527.8. The increase for fiscal 2020 was primarily due to higher net sales and a higher gross profit rate, partially offset by higher SG&A.
U.S. Consumer segment net sales were $2,281.1 in fiscal 2019, an increase of 8.1% from fiscal 2018 net sales of $2,109.6. The increase was driven by the favorable impacts of volume and pricing of 6.3% and 1.8%, respectively. Increased sales volume for fiscal 2019 was driven by increased sales of soils, mulch, grass seed and fertilizer products.

THE SCOTTS MIRACLE-GRO COMPANY
(Dollars in millions, except per share data)
U.S. Consumer Segment Profit was $527.8 in fiscal 2019, an increase of 6.3% from fiscal 2018 Segment Profit of $496.6. The increase for fiscal 2019 was primarily due to higher net sales, partially offset by higher SG&A and lower other income.
Hawthorne
Hawthorne segment net sales were $1,083.5 in fiscal 2020, an increase of 61.4% from fiscal 2019 net sales of $671.2. The increase was driven by the favorable impacts of volume and pricing of 57.7% and 3.7%, respectively. The increase in sales volume for fiscal 2020 was driven by lighting, nutrients, hardware and growing environments products.
Hawthorne Segment Profit was $120.1 in fiscal 2020, an increase of 124.5% from fiscal 2019 Segment Profit of $53.5. The increase for fiscal 2020 was driven by higher net sales and a higher gross profit rate, partially offset by higher SG&A.
Hawthorne segment net sales were $671.2 in fiscal 2019, an increase of 94.6% from fiscal 2018 net sales of $344.9. The increase was driven by the favorable impacts of acquisitions and volume of 67.1% and 31.7%, respectively, partially offset by the unfavorable impacts of pricing and foreign exchange rates of 2.2% and 2.0%, respectively.
Hawthorne Segment Profit was $53.5 in fiscal 2019 as compared to fiscal 2018 Segment Loss of $6.1. The increase for fiscal 2019 was driven by higher net sales, gross profit rate, cost savings and other synergies as a result of Project Catalyst activities.
Other
Other segment net sales were $225.0 in fiscal 2020, an increase of 10.5% from fiscal 2019 net sales of $203.7. The increase was driven by the favorable impact of volume of 13.9%, partially offset by the unfavorable impacts of foreign exchange rates and pricing of 3.1% and 0.4%, respectively.
Other Segment Profit was $11.7 in fiscal 2020, an increase of 13.6% from fiscal 2019 Segment Profit of $10.3. The increase was driven by higher net sales, partially offset by higher SG&A.
Other segment net sales were $203.7 in fiscal 2019, a decrease of 2.5% from fiscal 2018 net sales of $208.9. The decrease was driven by the unfavorable impacts of foreign exchange rates and volume of 2.9% and 1.8%, respectively, partially offset by the favorable impact of pricing of 2.2%. The decrease in sales volume for fiscal 2019 was driven by the closure of our business in Mexico.
Other Segment Profit was $10.3 in fiscal 2019, a decrease of 8.0% from fiscal 2018 Segment Profit of $11.2. The decrease was due to lower net sales and lower other income, partially offset by a higher gross profit rate.
Corporate
Corporate expenses were $183.4 in fiscal 2020, an increase of 35.6% from fiscal 2019 expenses of $135.3. The increase was driven by higher short-term variable cash incentive compensation expense, an increase in the expected payout percentage on long-term performance-based awards, higher one-time payments and retirement contributions to our hourly and certain salaried associates who do not participate in our short-term variable cash incentive compensation plans and higher contributions supporting community initiatives and charities.
Corporate expenses were $135.3 in fiscal 2019, an increase of 12.0% from fiscal 2018 expenses of $120.8. The increase was primarily due to higher short-term variable cash incentive compensation expense and a decrease in royalty income earned from Exponent related to its use of our brand names following our divestiture of the International Business due to the adoption of the amended revenue recognition accounting guidance, partially offset by a decrease in expense related to long-term performance-based awards due to a more significant increase in the expected payout percentage during fiscal 2018 as compared to fiscal 2019.
Liquidity and Capital Resources
The following table summarizes cash activities for the years ended September 30:

	2020	2019	2018
Net cash provided by operating activities	$558.0	$226.8	$342.5
Net cash provided by (used in) investing activities	46.9	255.2	(580.7)
Net cash (used in) provided by financing activities	(607.1)	(496.5)	151.2

THE SCOTTS MIRACLE-GRO COMPANY
(Dollars in millions, except per share data)
Operating Activities
Cash provided by operating activities totaled $558.0 for fiscal 2020, an increase of $331.2 as compared to $226.8 for fiscal 2019. This increase was driven by higher net sales and lower interest payments during fiscal 2020, payments made in connection with litigation settlements during fiscal 2019 of $73.9 which were partially offset by insurance reimbursements of $13.4 received during fiscal 2019, and lower tax payments including $99.5 of payments made in connection with the sale of our equity interest in the TruGreen Joint Venture during fiscal 2019, partially offset by higher short-term variable cash incentive compensation payouts and higher SG&A during fiscal 2020.
Cash provided by operating activities totaled $226.8 for fiscal 2019, a decrease of $115.7 as compared to cash provided by operating activities of $342.5 for fiscal 2018. This decrease was driven by tax payments made in connection with the sale of our equity interest in the TruGreen Joint Venture of $99.5, payments made in connection with litigation settlements during fiscal 2019 of $73.9 which were partially offset by insurance reimbursements of $13.4, the timing of customer rebate payments, an increase in interest payments and higher SG&A, partially offset by increased net sales, lower short-term variable cash incentive payouts and a distribution of net earnings from the IT&O Joint Venture.
The seasonal nature of our North America consumer lawn and garden business generally requires cash to fund significant increases in inventories during the first half of the fiscal year. Receivables and payables also build substantially in our second quarter of the fiscal year in line with the timing of sales to support our retailers’ spring selling season. These balances liquidate during the June through September period as the lawn and garden season unwinds.
Investing Activities
Cash provided by investing activities totaled $46.9 for fiscal 2020 as compared to $255.2 for fiscal 2019. Cash used for investments in property, plant and equipment during fiscal 2020 was $62.7. During fiscal 2020, we received proceeds of $115.5 from the sale of the Roundup® brand extension assets. In addition, during fiscal 2020, we made loan investments of $3.4 and paid cash of $2.9 associated with currency forward contracts.
Cash provided by investing activities totaled $255.2 for fiscal 2019 as compared to cash used in investing activities of $580.7 for fiscal 2018. During fiscal 2019, we sold our interest in the TruGreen Joint Venture for cash proceeds of $234.2 related to the sale of our equity interest and $18.4 related to the payoff of second lien term loan financing by the TruGreen Joint Venture, and we sold our equity interest in the IT&O Joint Venture for cash proceeds of $36.6. Cash used for investments in property, plant and equipment during fiscal 2019 was $42.4. During fiscal 2019, we paid a post-closing net working capital adjustment obligation of $6.6 related to the fiscal 2018 acquisition of Sunlight Supply and we received cash of $7.0 associated with currency forward contracts.
For the three fiscal years ended September 30, 2020, our capital spending was allocated as follows: 74% for expansion and maintenance of existing productive assets; 6% for new productive assets; 13% to expand our information technology and transformation and integration capabilities; and 7% for corporate assets. We expect fiscal 2021 capital expenditures to be higher than 2020 as a result of increased demand for many of our products within our U.S. Consumer and Hawthorne segments.
Financing Activities
Cash used in financing activities totaled $607.1 for fiscal 2020 as compared to $496.5 for fiscal 2019. This change was the result of an increase in dividends paid of $286.7 driven by the special cash dividend of $5.00 per Common Share paid on September 10, 2020, an increase in repurchases of our Common Shares of $50.1 during fiscal 2020, the redemption of all $400.0 aggregate principal amount of 6.000% Senior Notes, an increase in financing and issuance fees of $18.5 and a decrease in cash received from the exercise of stock options of $3.8, partially offset by the issuance of $450.0 aggregate principal amount of 4.500% Senior Notes and net repayments of our Fifth A&R Credit Facilities (as defined below) of $191.1 during fiscal 2020 as compared to net repayments of our Fifth A&R Credit Facilities of $389.3 during fiscal 2019.
Cash used in financing activities totaled $496.5 in fiscal 2019 as compared to cash provided by financing activities of $151.2 in fiscal 2018. This change was the result of net repayments of our Fifth A&R Credit Facilities of $389.3 during fiscal 2019 driven by proceeds from the sale of our equity interests in the TruGreen Joint Venture and the IT&O Joint Venture that were used to reduce our indebtedness and an increase in cash received from the exercise of stock options of $10.9, as compared to net borrowings under our Fifth A&R Credit Facilities of $674.1 during fiscal 2018 driven by the acquisitions of Sunlight Supply and Can-Filters, repurchases of our Common Shares of $327.7 and a cash outflow of $70.7 related to the acquisition of the remaining 25% noncontrolling interest in Gavita during fiscal 2018.
Cash and Cash Equivalents
Our cash and cash equivalents were held in cash depository accounts with major financial institutions around the world or invested in high quality, short-term liquid investments having original maturities of three months or less. The cash and cash equivalents balances of $16.6 and $18.8 at September 30, 2020 and 2019, respectively, included $9.4 and $7.2, respectively,

THE SCOTTS MIRACLE-GRO COMPANY
(Dollars in millions, except per share data)
held by controlled foreign corporations. As of September 30, 2020, we maintain our assertion of indefinite reinvestment of the earnings of all material foreign subsidiaries with the exception of the cumulative earnings of Scotts Luxembourg Sarl, which have generally been taxed on a current basis under “Subpart F” of the Code which prevents deferral of recognition of U.S. taxable income through the use of foreign entities.
Borrowing Agreements
Credit Facilities
Our primary sources of liquidity are cash generated by operations and borrowings under our credit facilities, which are guaranteed by substantially all of Scotts Miracle-Gro’s domestic subsidiaries. We maintain the Fifth A&R Credit Agreement that provides senior secured loan facilities in the aggregate principal amount of $2,300.0, comprised of a revolving credit facility of $1,500.0 and a term loan in the original principal amount of $800.0 (the “Fifth A&R Credit Facilities”). The Fifth A&R Credit Agreement is available for issuance of letters of credit up to $75.0 and will terminate on July 5, 2023.
At September 30, 2020, we had letters of credit outstanding in the aggregate principal amount of $20.3, and $1,415.7 of borrowing availability under the Fifth A&R Credit Agreement. The weighted average interest rates on average borrowings under the Fifth A&R Credit Agreement were 3.3%, 4.6% and 4.0% for fiscal 2020, fiscal 2019 and fiscal 2018, respectively.
The Fifth A&R Credit Agreement contains, among other obligations, an affirmative covenant regarding our leverage ratio on the last day of each quarter calculated as average total indebtedness divided by our earnings before interest, taxes, depreciation and amortization (“EBITDA”), as adjusted pursuant to the terms of the Fifth A&R Credit Agreement (“Adjusted EBITDA”). The maximum leverage ratio was 4.75 for the second quarter of fiscal 2020 through the fourth quarter of fiscal 2020 and is 4.50 for the first quarter of fiscal 2021 and thereafter. Our leverage ratio was 2.48 at September 30, 2020. The Fifth A&R Credit Agreement also contains an affirmative covenant regarding our interest coverage ratio determined as of the end of each of our fiscal quarters. The interest coverage ratio is calculated as Adjusted EBITDA divided by interest expense, as described in the Fifth A&R Credit Agreement, and excludes costs related to refinancings. The minimum interest coverage ratio was 3.00 for the twelve months ended September 30, 2020. Our interest coverage ratio was 10.12 for the twelve months ended September 30, 2020. As of September 30, 2020, we were in compliance with these financial covenants.
The Fifth A&R Credit Agreement allows us to make unlimited restricted payments (as defined in the Fifth A&R Credit Agreement), including dividend payments and repurchases of Common Shares, as long as the leverage ratio resulting from the making of such restricted payments is 4.00 or less. Otherwise, we may make further restricted payments in an aggregate amount for each fiscal year not to exceed $225.0 for fiscal 2020 and thereafter. We continue to monitor our compliance with the leverage ratio, interest coverage ratio and other covenants contained in the Fifth A&R Credit Agreement and, based upon our current operating assumptions, we expect to remain in compliance with the permissible leverage ratio and interest coverage ratio throughout fiscal 2021. However, an unanticipated shortfall in earnings, an increase in net indebtedness or other factors could materially affect our ability to remain in compliance with the financial or other covenants of the Fifth A&R Credit Agreement, potentially causing us to have to seek an amendment or waiver from our lending group which could result in repricing of the Fifth A&R Credit Agreement. While we believe we have good relationships with our lending group, we can provide no assurance that such a request would result in a modified or replacement credit agreement on reasonable terms, if at all.
Senior Notes
On December 15, 2016, we issued $250.0 aggregate principal amount of 5.250% Senior Notes due 2026 (the “5.250% Senior Notes”). The 5.250% Senior Notes represent general unsecured senior obligations and rank equal in right of payment with our existing and future unsecured senior debt. The 5.250% Senior Notes have interest payment dates of June 15 and December 15 of each year. Substantially all of our directly and indirectly owned domestic subsidiaries serve as guarantors of the 5.250% Senior Notes.
On October 22, 2019, we issued $450.0 aggregate principal amount of 4.500% Senior Notes. The net proceeds of the offering were used to redeem all of our outstanding 6.000% Senior Notes and for general corporate purposes. The 4.500% Senior Notes represent general unsecured senior obligations and rank equal in right of payment with our existing and future unsecured senior debt. The 4.500% Senior Notes have interest payment dates of April 15 and October 15 of each year. All of our domestic subsidiaries that serve as guarantors of the 5.250% Senior Notes also serve as guarantors of the 4.500% Senior Notes.
On October 23, 2019, we redeemed all of our outstanding 6.000% Senior Notes for a redemption price of $412.5, comprised of $0.5 of accrued and unpaid interest, $12.0 of redemption premium, and $400.0 for outstanding principal amount. The $12.0 redemption premium was recognized in the “Costs related to refinancing” line on the Consolidated Statements of Operations during the first quarter of fiscal 2020. Additionally, we had $3.1 in unamortized bond issuance costs associated with

THE SCOTTS MIRACLE-GRO COMPANY
(Dollars in millions, except per share data)
the 6.000% Senior Notes, which were written-off during the first quarter of fiscal 2020 and were recognized in the “Costs related to refinancing” line in the Consolidated Statements of Operations.
Receivables Facility
We also maintain a Master Repurchase Agreement (including the annexes thereto, the “Repurchase Agreement”) and a Master Framework Agreement, as amended annually (the “Framework Agreement” and, together with the Repurchase Agreement, the “Receivables Facility”). Under the Receivables Facility, we may sell a portfolio of available and eligible outstanding customer accounts receivable to the purchasers and simultaneously agree to repurchase the receivables on a weekly basis. The eligible accounts receivable consist of accounts receivable generated by sales to three specified customers. The eligible amount of customer accounts receivables which may be sold under the Receivables Facility is $400.0 and the commitment amount during the seasonal commitment period beginning on February 26, 2021 and ending on June 18, 2021 is $160.0. The Receivables Facility expires on August 20, 2021.
We account for the sale of receivables under the Receivables Facility as short-term debt and continue to carry the receivables on our Consolidated Balance Sheets, primarily as a result of our requirement to repurchase receivables sold. As of September 30, 2020 and 2019, there were $20.0 and $76.0, respectively, in borrowings on receivables pledged as collateral under the Receivables Facility, and the carrying value of the receivables pledged as collateral was $22.3 and $84.5, respectively.
Interest Rate Swap Agreements
We enter into interest rate swap agreements with major financial institutions that effectively convert a portion of our variable rate debt to a fixed rate. The swap agreements had a maximum total U.S. dollar equivalent notional amount of $600.0 and $850.0 at September 30, 2020 and 2019, respectively. Interest payments made between the effective date and expiration date are hedged by the swap agreements, except as noted below. The notional amount, effective date, expiration date and rate of each of these swap agreements outstanding at September 30, 2020 are shown in the table below:

Notional Amount		Effective Date (a)	Expiration Date	Fixed Rate
$100		6/20/2018	10/20/2020	2.15%
200	(b)	11/7/2018	6/7/2021	2.87%
100		11/7/2018	7/7/2021	2.96%
200		11/7/2018	10/7/2021	2.98%
100		12/21/2020	6/20/2023	1.36%
300	(b)	1/7/2021	6/7/2023	1.34%
200		10/7/2021	6/7/2023	1.37%
200	(b)	1/20/2022	6/20/2024	0.58%
200		6/7/2023	6/8/2026	0.85%
(a)The effective date refers to the date on which interest payments are first hedged by the applicable swap agreement.
(b)Notional amount adjusts in accordance with a specified seasonal schedule. This represents the maximum notional amount at any point in time.
We believe that our cash flows from operations and borrowings under our agreements described herein will be sufficient to meet debt service, capital expenditures and working capital needs for the foreseeable future. However, we cannot ensure that our business will generate sufficient cash flow from operations or that future borrowings will be available under our borrowing agreements in amounts sufficient to pay indebtedness or fund other liquidity needs. Additionally, the extent to which the COVID-19 pandemic will ultimately impact our business, results of operations, financial condition and cash flows depends on future developments that are highly uncertain, rapidly evolving and difficult to predict at this time. Actual results of operations will depend on numerous factors, many of which are beyond our control as further discussed in “Item 1A. RISK FACTORS — Our indebtedness could limit our flexibility and adversely affect our financial condition” and “Item 1A. RISK FACTORS — The effects of the ongoing coronavirus (COVID-19) pandemic and any possible recurrence of other similar types of pandemics, or any other widespread public health emergencies, could have a material adverse effect on our business, results of operations, financial condition and/or cash flows” of this Annual Report on Form 10-K.
Financial Disclosures About Guarantors and Issuers of Guaranteed Securities
The 5.250% Senior Notes and 4.500% Senior Notes were issued by Scotts Miracle-Gro on December 15, 2016 and October 22, 2019, respectively. The 5.250% Senior Notes and 4.500% Senior Notes are guaranteed by certain consolidated

THE SCOTTS MIRACLE-GRO COMPANY
(Dollars in millions, except per share data)
domestic subsidiaries of Scotts Miracle-Gro (collectively, the “Guarantors”) and, therefore, we report summarized financial information in accordance with SEC Regulation S-X, Rule 13-01, “Guarantors and Issuers of Guaranteed Securities Registered or Being Registered.”
The guarantees are “full and unconditional,” as those terms are used in Regulation S-X, Rule 3-10(b)(3), except that a Guarantor’s guarantee will be released in certain circumstances set forth in the indentures governing the 5.250% Senior Notes and 4.500% Senior Notes, such as: (i) upon any sale or other disposition of all or substantially all of the assets of the Guarantor (including by way of merger or consolidation) to any person other than Scotts Miracle-Gro or any “restricted subsidiary” under the applicable indenture; (ii) if the Guarantor merges with and into Scotts Miracle-Gro, with Scotts Miracle-Gro surviving such merger; (iii) if the Guarantor is designated an “unrestricted subsidiary” in accordance with the applicable indenture or otherwise ceases to be a “restricted subsidiary” (including by way of liquidation or dissolution) in a transaction permitted by such indenture; (iv) upon legal or covenant defeasance; (v) at the election of Scotts Miracle-Gro following the Guarantor’s release as a guarantor under the Fifth A&R Credit Agreement, except a release by or as a result of the repayment of the Fifth A&R Credit Agreement; or (vi) if the Guarantor ceases to be a “restricted subsidiary” and the Guarantor is not otherwise required to provide a guarantee of the 5.250%Senior Notes and the 4.500% Senior Notes pursuant to the applicable indenture.
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
The following tables present summarized financial information on a combined basis for Scotts Miracle-Gro and the Guarantors. Transactions between Scotts Miracle-Gro and the Guarantors have been eliminated and the summarized financial information does not reflect investments of the Scotts Miracle-Gro and the Guarantors in the Non-Guarantor subsidiaries.

SEPTEMBER 30, 2020
Current assets	$1,062.5
Noncurrent assets (a)	1,853.8
Current liabilities	872.1
Noncurrent liabilities	1,695.7

(a)Includes amounts due from Non-Guarantor subsidiaries of $27.2.

THE SCOTTS MIRACLE-GRO COMPANY
(Dollars in millions, except per share data)

YEAR ENDED
SEPTEMBER 30, 2020
Net sales	$3,713.4
Gross profit	1,255.5
Income (loss) from continuing operations (a)	360.4
Net income (loss)	360.5
Net income (loss) attributable to controlling interest	360.5

(a)Includes intercompany expense from Non-Guarantor subsidiaries of $4.6.
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
Contractual Obligations
The following table summarizes our future cash outflows for contractual obligations as of September 30, 2020:

		Payments Due by Period
Contractual Cash Obligations	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
Debt obligations	$1,495.1	$61.1	$734.0	$—	$700.0
Interest expense on debt obligations	331.9	57.1	101.9	73.5	99.4
Finance lease obligations	43.4	6.5	13.1	9.0	14.8
Operating lease obligations	175.9	52.5	71.3	35.0	17.1
Purchase obligations	512.8	283.1	178.6	43.7	7.4
Other, primarily retirement plan obligations	85.9	12.2	24.1	23.3	26.3
Total contractual cash obligations	$2,645.0	$472.5	$1,123.0	$184.5	$865.0
We had long-term debt obligations and interest payments due primarily under the 5.250% Senior Notes, 4.500% Senior Notes and our credit facilities. Amounts in the table represent scheduled future maturities of debt principal for the periods indicated.
The interest payments for our credit facilities are based on outstanding borrowings as of September 30, 2020. Actual interest expense will likely be higher due to the seasonality of our business and associated higher average borrowings.
Purchase obligations primarily represent commitments for materials used in our manufacturing processes, including urea and packaging, as well as commitments for warehouse services, grass seed, marketing services and information technology services which comprise the unconditional purchase obligations disclosed in “NOTE 19. COMMITMENTS” of the Notes to Consolidated Financial Statements included in this Annual Report on Form 10-K.
Other obligations include actuarially determined retiree benefit payments and pension funding to comply with local funding requirements. Pension funding requirements beyond fiscal 2020 are based on preliminary estimates using actuarial assumptions determined as of September 30, 2020. These amounts represent expected payments through 2030. Based on the accounting rules for defined benefit pension plans and retirement health care plans, the liabilities reflected in our Consolidated Balance Sheets differ from these expected future payments (see Notes to Consolidated Financial Statements included in this Annual Report on Form 10-K). The above table excludes liabilities for unrecognized tax benefits and insurance accruals as we are unable to estimate the timing of payments for these items.
Off-Balance Sheet Arrangements
At September 30, 2020, we have letters of credit in the aggregate face amount of $20.3 outstanding.

THE SCOTTS MIRACLE-GRO COMPANY
(Dollars in millions, except per share data)
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
Certain accounting policies are particularly significant, including those related to revenue recognition, income taxes and goodwill and intangible assets. Our critical accounting policies are reviewed periodically with the Audit Committee of the Board of Directors of Scotts Miracle-Gro.
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
Our promotional programs primarily include rebates based on sales volumes, in-store promotional allowances, cooperative advertising programs, direct consumer rebate programs and special purchasing incentives. The cost of promotional programs is estimated considering all reasonably available information, including current expectations and historical experience. Promotional costs (including allowances and rebates) incurred during the year are expensed to interim periods in relation to revenues and are recorded as a reduction of net sales. Provisions for estimated returns and allowances are recorded at the time revenue is recognized based on historical rates and are periodically adjusted for known changes in return levels. Shipping and handling costs are accounted for as contract fulfillment costs and included in the “Cost of sales” line in the Consolidated Statements of Operations. We exclude from revenue any amounts collected from customers for sales or other taxes.
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

THE SCOTTS MIRACLE-GRO COMPANY
(Dollars in millions, except per share data)
result in adjustments to these valuation allowances. We use an estimate of our annual effective tax rate at each interim period based on the facts and circumstances available at that time, while the actual effective tax rate is calculated at year-end.
Goodwill and Indefinite-lived Intangible Assets
We have significant investments in intangible assets and goodwill. Our annual goodwill and indefinite-lived intangible asset testing is performed as of the first day of our fiscal fourth quarter or more frequently if circumstances indicate potential impairment. In our evaluation of impairment for goodwill and indefinite-lived intangible assets, we perform either an initial qualitative or quantitative evaluation for each of our reporting units and indefinite-lived intangible assets. Factors considered in the qualitative test include operating results as well as new events and circumstances impacting the operations or cash flows of the reporting unit or indefinite-lived intangible assets. For the quantitative test, the review for impairment of goodwill and indefinite-lived intangible assets is based on a combination of income-based and market-based approaches. If it is determined that an impairment has occurred, an impairment loss is recognized for the amount by which the carrying value of the reporting unit or intangible asset exceeds its estimated fair value.
Under the income-based approach, we determine fair value using a discounted cash flow approach that requires significant judgment with respect to revenue and profitability growth rates, based upon annual budgets and longer-range strategic plans, and the selection of an appropriate discount rate. These budgets and plans are used for internal purposes and are also the basis for communication with outside parties about future business trends. Under the market-based approach, we determine fair value by comparing our reporting units to similar businesses or guideline companies whose securities are actively traded in public markets. We also use the guideline transaction method to determine fair value based on pricing multiples derived from the sale of companies that are similar to our reporting units.
Fair value estimates employed in our annual impairment review of indefinite-lived intangible assets and goodwill were determined using models involving several assumptions. Changes in our assumptions could materially impact our fair value estimates. Assumptions critical to our fair value estimates were: (i) discount rates used in determining the fair value of the reporting units and intangible assets; (ii) royalty rates used in our intangible asset valuations; (iii) projected future revenues and profitability used in the reporting unit and intangible asset models; and (iv) projected long-term growth rates used in the derivation of terminal year values. These and other assumptions are impacted by economic conditions and expectations of management and may change in the future based on period specific facts and circumstances. While we believe the assumptions we used to estimate future cash flows are reasonable, there can be no assurance that the expected future cash flows will be realized. As a result, impairment charges that possibly would have been recognized in earlier periods may not be recognized until later periods if actual results deviate unfavorably from earlier estimates. The use of different assumptions would increase or decrease discounted cash flows or earnings projections and, therefore, could change impairment determinations.
At September 30, 2020, goodwill totaled $544.1, with $228.1, $305.5 and $10.5 for our U.S. Consumer, Hawthorne and Other segments, respectively. We performed annual impairment testing as of the first day of our fiscal fourth quarter in fiscal 2020, 2019 and 2018 and, with the exception of our Hawthorne reporting unit in fiscal 2018, concluded that there were no impairments of goodwill as the estimated fair value of each reporting unit exceeded its carrying value. Based on the results of the annual quantitative evaluation for fiscal 2020, the fair values of our U.S. Consumer, Hawthorne and Other segment reporting units exceeded their respective carrying values by 339%, 79% and 17%, respectively. A 100 basis point change in the discount rate would not have resulted in an impairment for our U.S. Consumer, Hawthorne and Other segment reporting units. As discussed further in “NOTE 5. GOODWILL AND INTANGIBLE ASSETS, NET” of the Notes to Consolidated Financial Statements included in this Annual Report on Form 10-K, during the fourth quarter of fiscal 2018 we recognized a non-cash goodwill impairment charge of $94.6 related to our Hawthorne reporting unit in the “Impairment, restructuring and other” line in the Consolidated Statements of Operations.
At September 30, 2020, indefinite-lived intangible assets consisted of tradenames of $168.2 and the Roundup® marketing agreement amendment of $155.7. Based on the results of the annual evaluation for fiscal 2020, the fair values of our indefinite-lived intangible assets exceeded their respective carrying values in a range of 19% to over 1,400%. A 100 basis point change in the discount rate would not have resulted in an impairment of any of our indefinite-lived intangible assets.
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
Interest Rate Risk
The following table summarizes information about our debt instruments and derivative financial instruments that are sensitive to changes in interest rates as of September 30, 2020 and 2019. For debt instruments, the table presents principal cash flows and related weighted-average interest rates by expected maturity dates. For interest rate swap agreements, the table presents expected cash flows based on notional amounts and weighted-average interest rates by contractual maturity dates. We have outstanding interest rate swap agreements with major financial institutions that effectively convert a portion of the Company’s variable-rate debt to a fixed rate. The swap agreements had a maximum total U.S. dollar equivalent notional amount of $600.0 million and $850.0 million at September 30, 2020 and 2019, respectively. Weighted-average variable rates are based on rates in effect at September 30, 2020 and 2019. A change in our variable interest rate of 100 basis points for a full twelve-month period would have a $2.5 million impact on interest expense assuming approximately $250 million of our average fiscal 2020 variable-rate debt had not been hedged via an interest rate swap agreement.

	Expected Maturity Date (in millions)						Total	Fair Value
2020	2021	2022	2023	2024	2025	After
Long-term debt:
Fixed rate debt	$—	$—	$—	$—	$—	$700.0	$700.0	$743.0
Average rate	—	—	—	—	—	4.8%	4.8%	—
Variable rate debt	$60.0	$40.0	$694.0	$—	$—	$—	$794.0	$794.0
Average rate	1.3%	1.4%	1.4%	—	—	—	1.4%	—
Interest rate derivatives:
Interest rate swaps	$(9.8)	$(5.7)	$(3.5)	$(0.4)	$(0.4)	$(0.3)	$(20.1)	$(20.1)
Average rate	2.6%	1.5%	1.2%	0.9%	0.9%	0.9%	1.4%	—

	Expected Maturity Date (in millions)						Total	Fair Value
2019	2020	2021	2022	2023	2024	After
Long-term debt:
Fixed rate debt	$—	$—	$—	$—	$400.0	$250.0	$650.0	$675.9
Average rate	—	—	—	—	6.0%	5.3%	5.7%	—
Variable rate debt	$116.0	$40.0	$40.0	$777.2	$—	$—	$973.2	$973.2
Average rate	3.1%	3.8%	3.8%	3.7%	—	—	3.6%	—
Interest rate derivatives:
Interest rate swaps	$(0.4)	$(4.3)	$(6.1)	$—	$—	$—	$(10.8)	$(10.8)
Average rate	2.1%	2.7%	3.0%	—	—	—	2.8%	—

Excluded from the information provided above are miscellaneous debt instruments of $1.1 million and $10.3 million and finance lease obligations of $36.1 million and $25.8 million at September 30, 2020 and 2019, respectively.
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
Attestation Report of Independent Registered Public Accounting Firm
The “Report of Independent Registered Public Accounting Firm” required by Item 308(b) of SEC Regulation S-K is included on page 61 of this Annual Report on Form 10-K.
Changes in Internal Control Over Financial Reporting
No changes in the Registrant’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) occurred during the Registrant’s fiscal quarter ended September 30, 2020, that have materially affected, or are reasonably likely to materially affect, the Registrant’s internal control over financial reporting.

ITEM 9B.    OTHER INFORMATION
None.

PART III

ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Directors, Executive Officers and Persons Nominated or Chosen to Become Directors or Executive Officers
The information required by Item 401 of SEC Regulation S-K concerning the directors of Scotts Miracle-Gro and the nominees for election or re-election as directors of Scotts Miracle-Gro at the Annual Meeting of Shareholders to be held on January 25, 2021 (the “2021 Annual Meeting”) is incorporated herein by reference from the disclosure which will be included under the caption “PROPOSAL NUMBER 1 — ELECTION OF DIRECTORS” in Scotts Miracle-Gro’s definitive Proxy Statement relating to the 2021 Annual Meeting (“Scotts Miracle-Gro’s Definitive Proxy Statement”), which will be filed pursuant to SEC Regulation 14A not later than 120 days after the end of Scotts Miracle-Gro’s fiscal year ended September 30, 2020.
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
Procedures for Recommending Director Nominees
Information concerning the procedures by which shareholders of Scotts Miracle-Gro may recommend nominees to Scotts Miracle-Gro’s Board of Directors is incorporated herein by reference from the disclosures which will be included under the captions “CORPORATE GOVERNANCE — Nominations of Directors” and “MEETINGS AND COMMITTEES OF THE BOARD — Committees of the Board — Nominating and Governance Committee” in Scotts Miracle-Gro’s Definitive Proxy Statement. These procedures have not materially changed from those described in Scotts Miracle-Gro’s definitive Proxy Statement for the 2020 Annual Meeting of Shareholders held on January 27, 2020.
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
(b) EXHIBITS
The exhibits listed on the “Index to Exhibits” beginning on page 112 of this Annual Report on Form 10-K are filed or furnished with this Annual Report on Form 10-K or incorporated herein by reference as noted in the “Index to Exhibits.”
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

Dated: November 24, 2020
Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ THOMAS RANDAL COLEMAN	Chief Financial Officer and Executive Vice President	November 24, 2020
Thomas Randal Coleman	(Principal Financial Officer and Principal Accounting Officer)

/s/ JAMES HAGEDORN	Chief Executive Officer, Chairman of the Board and Director	November 24, 2020
James Hagedorn	(Principal Executive Officer)

/s/ DAVID C. EVANS*	Director	November 24, 2020
David C. Evans

/s/ BRIAN D. FINN*	Director	November 24, 2020
Brian D. Finn

/s/ ADAM HANFT*	Director	November 24, 2020
Adam Hanft

/s/ STEPHEN L. JOHNSON*	Director	November 24, 2020
Stephen L. Johnson

/s/ THOMAS N. KELLY JR.*	Director	November 24, 2020
Thomas N. Kelly Jr.

/s/ KATHERINE HAGEDORN LITTLEFIELD*	Director	November 24, 2020
Katherine Hagedorn Littlefield

Signature	Title	Date

/s/ NANCY G. MISTRETTA*	Director	November 24, 2020
Nancy G. Mistretta

/s/ PETER E. SHUMLIN*	Director	November 24, 2020
Peter E. Shumlin

/s/ JOHN R. VINES*	Director	November 24, 2020
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
Management, with the participation of our principal executive officer and principal financial officer, assessed the effectiveness of our internal control over financial reporting as of September 30, 2020, the end of our fiscal year. Management based its assessment on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Management’s assessment included evaluation of such elements as the design and operating effectiveness of key financial reporting controls, process documentation, accounting policies and our overall control environment. This assessment is supported by testing and monitoring performed under the direction of management.
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
Based on our assessment, management has concluded that our internal control over financial reporting was effective as of September 30, 2020, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with accounting principles generally accepted in the United States of America. We reviewed the results of management’s assessment with the Audit Committee of the Board of Directors of The Scotts Miracle-Gro Company.
Our independent registered public accounting firm, Deloitte & Touche LLP, independently audited our internal control over financial reporting as of September 30, 2020 and has issued their attestation report which appears herein.

/s/ JAMES HAGEDORN		/s/ THOMAS RANDAL COLEMAN
James Hagedorn		Thomas Randal Coleman
Chief Executive Officer and Chairman of the Board		Executive Vice President and Chief Financial Officer

Dated:	November 24, 2020	Dated:	November 24, 2020

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the shareholders and the Board of Directors of
The Scotts Miracle-Gro Company
Marysville, Ohio

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of The Scotts Miracle-Gro Company and subsidiaries (the “Company”) as of September 30, 2020 and 2019, the related consolidated statements of operations, comprehensive income (loss), shareholders’ equity, and cash flows, for each of the three years in the period ended September 30, 2020, and the related notes and the schedules listed in the Index at Item 15 (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of September 30, 2020 and 2019, and the results of its operations and its cash flows for each of the three years in the period ended September 30, 2020, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company’s internal control over financial reporting as of September 30, 2020, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated November 24, 2020, expressed an unqualified opinion on the Company’s internal control over financial reporting.

Changes in Accounting Principle

As discussed in Note 1 to the financial statements, on October 1, 2019, the Company adopted Financial Accounting Standards Board Accounting Standards Codification 842, Leases, using the modified retrospective approach.

As discussed in Note 1 to the financial statements, during the three months ended December 28, 2019, the Company adopted accounting guidance related to inventory valuation for the change in accounting for a portion of its inventories to the first-in, first-out method which was determined to be a preferable accounting principle for such inventories.

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

Goodwill — Hawthorne Reporting Unit — Refer to Notes 1 and 5 to the financial statements.

Critical Audit Matter Description

When evaluating goodwill for impairment, the Company performs either an initial qualitative or quantitative evaluation for each of their reporting units. For the quantitative evaluation, the Company compares the fair value of each reporting unit to its carrying value. The Company determines the fair value of its reporting units using a combination of income-based and market-based approaches and incorporates assumptions it believes market participants would utilize. Under the income-based approach, the Company determines fair value using a discounted cash flow approach that requires significant judgment with respect to revenue and profitability growth rates based upon annual budgets and longer-range strategic plans and the selection of an appropriate discount rate. Under the market-based approach, the Company determines fair value by comparing its reporting units to similar businesses or guideline companies whose securities are actively traded in public markets. The use of different assumptions would increase or decrease discounted cash flows or earnings projections and could, therefore, change impairment determinations. The goodwill balance was $544.1 million as of September 30, 2020, of which $305.5 million was allocated to the Hawthorne reporting unit. The fair value of the Hawthorne reporting unit exceeded its carrying value as of the measurement date and, therefore, no impairment was recognized. Hawthorne’s operations are sensitive to changes in the U.S. retail hydroponic market as the demand for its products depends on the uncertain growth of the market.

Given the significant estimates and assumptions management makes to estimate the fair value of Hawthorne and the sensitivity of Hawthorne’s operations to changes in the U.S. retail hydroponic market, performing audit procedures to evaluate the reasonableness of management’s estimates and assumptions with respect to revenue and profitability growth rates, and the selection of an appropriate discount rate for Hawthorne required a high degree of auditor judgment and an increased extent of effort, including the need to involve our fair value specialists.

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures with respect to revenue and profitability growth rates, and the selection of an appropriate discount rate for Hawthorne included the following, among others:

•We tested the effectiveness of controls over management’s goodwill impairment evaluation, including those over the determination of the fair value of Hawthorne, such as controls related to revenue and profitability growth rates and the selection of an appropriate discount rate.

•We evaluated management’s ability to accurately forecast revenue and profitability growth rates by comparing actual results to management’s historical forecasts.

•Due to the uncertain growth in the U.S. retail hydroponic market, we evaluated the reasonableness of management’s forecasts of revenue and profitability growth rates by comparing the forecasts to (1) the historical results of Hawthorne, (2) internal communications to management and the board of directors, (3) external communications made by management to analysts and investors, and (4) industry reports containing analyses of the Company’s markets.

•We considered the impact of changes in the regulatory environment on management’s forecasts of revenue and profitability growth rates.

•With the assistance of our fair value specialists, we evaluated the reasonableness of the discount rate, including testing the source information underlying the determination of the discount rate, testing the mathematical accuracy of the calculation, and developing a range of independent estimates and comparing those to the discount rate selected by management.

/s/ DELOITTE & TOUCHE LLP

Columbus, Ohio
November 24, 2020
We have served as the Company’s auditor since 2005.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the shareholders and the Board of Directors of The Scotts Miracle-Gro Company

Opinion on Internal Control over Financial Reporting

We have audited the internal control over financial reporting of The Scotts Miracle-Gro Company and subsidiaries (the “Company”) as of September 30, 2020, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of September 30, 2020, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated financial statements as of and for the year ended September 30, 2020, of the Company and our report dated November 24, 2020, expressed an unqualified opinion on those financial statements and included an explanatory paragraph regarding the Company’s adoption of Financial Accounting Standards Board Accounting Standards Codification 842, Leases, and accounting guidance related to inventory valuation for its change in accounting for a portion of its inventories to the first-in, first-out method which was determined to be a preferable accounting principle for such inventories.

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

/s/ DELOITTE & TOUCHE LLP

Columbus, Ohio
November 24, 2020

THE SCOTTS MIRACLE-GRO COMPANY
Consolidated Statements of Operations
(In millions, except per share data)

	Year Ended September 30,
	2020	2019	2018
Net sales	$4,131.6	$3,156.0	$2,663.4
Cost of sales	2,768.6	2,130.5	1,778.3
Cost of sales—impairment, restructuring and other	16.0	5.9	20.5
Gross profit	1,347.0	1,019.6	864.6
Operating expenses:
Selling, general and administrative	757.8	601.3	540.1
Impairment, restructuring and other	0.8	7.4	132.3
Other (income) expense, net	3.2	1.3	(6.7)
Income from operations	585.2	409.6	198.9
Equity in income of unconsolidated affiliates	—	(3.3)	(4.9)
Costs related to refinancing	15.1	—	—
Interest expense	79.6	101.8	86.4
Other non-operating (income) expense, net	(20.1)	(270.5)	1.7
Income from continuing operations before income taxes	510.6	581.6	115.7
Income tax expense (benefit) from continuing operations	123.7	144.9	(11.9)
Income from continuing operations	386.9	436.7	127.6
Income (loss) from discontinued operations, net of tax	1.7	23.5	(63.9)
Net income	$388.6	$460.2	$63.7
Net (income) loss attributable to noncontrolling interest	(1.2)	0.5	—
Net income attributable to controlling interest	$387.4	$460.7	$63.7

Basic income (loss) per common share:
Income from continuing operations	$6.92	$7.88	$2.27
Income (loss) from discontinued operations	0.04	0.42	(1.14)
Basic net income per common share	$6.96	$8.30	$1.13
Diluted income (loss) per common share:
Income from continuing operations	$6.78	$7.77	$2.23
Income (loss) from discontinued operations	0.03	0.41	(1.11)
Diluted net income per common share	$6.81	$8.18	$1.12

See Notes to Consolidated Financial Statements.

THE SCOTTS MIRACLE-GRO COMPANY
Consolidated Statements of Comprehensive Income (Loss)
(In millions)

	Year Ended September 30,
	2020	2019	2018
Net income	$388.6	$460.2	$63.7
Other comprehensive income (loss):
Net foreign currency translation adjustment, including reclassifications to net income of $0.8, $2.5 and $11.7 for fiscal 2020, fiscal 2019 and fiscal 2018, respectively	11.3	(8.7)	9.0
Net unrealized gain (loss) on derivative instruments, net of tax of $(5.1), $(5.2) and $3.3 for fiscal 2020, fiscal 2019 and fiscal 2018, respectively	(14.6)	(14.9)	9.3
Reclassification of net unrealized (gains) losses on derivative instruments to net income, net of tax of $2.6, $(0.5) and $(1.1) for fiscal 2020, fiscal 2019 and fiscal 2018, respectively	7.5	(1.5)	(3.1)
Net unrealized gain (loss) in pension and other post-retirement benefits, net of tax of $(3.3), $(3.9) and $2.4 for fiscal 2020, fiscal 2019 and fiscal 2018, respectively	(9.6)	(11.1)	6.7
Reclassification of net pension and other post-retirement benefit losses to net income, net of tax of $0.1, $0.7 and $0.4 for fiscal 2020, fiscal 2019 and fiscal 2018, respectively	0.2	2.1	1.3
Total other comprehensive income (loss)	(5.2)	(34.1)	23.2
Comprehensive income	383.4	426.1	86.9
Comprehensive (income) loss attributable to noncontrolling interest	(1.2)	0.5	—
Comprehensive income attributable to controlling interest	$382.2	$426.6	$86.9

See Notes to Consolidated Financial Statements.

THE SCOTTS MIRACLE-GRO COMPANY
Consolidated Statements of Cash Flows
(In millions)

	Year Ended September 30,
	2020	2019	2018
OPERATING ACTIVITIES
Net income	$388.6	$460.2	$63.7
Adjustments to reconcile net income to net cash provided by operating activities:
Impairment, restructuring and other	0.6	0.7	121.5
Costs related to refinancing	15.1	—	—
Share-based compensation expense	57.9	38.4	40.4
Depreciation	62.2	55.9	53.4
Amortization	32.5	33.4	30.0
Deferred taxes	(11.1)	(33.3)	(87.6)
(Gain) loss on long-lived assets	2.8	1.1	(0.6)
(Gain) loss on sale of business / unconsolidated affiliate	—	(262.6)	0.7
Recognition of accumulated foreign currency translation loss	0.8	2.5	11.7
Equity in (income) loss and distributions from unconsolidated affiliates	—	1.6	(4.9)
Changes in assets and liabilities, net of acquired businesses:
Accounts receivable	(188.1)	0.6	(2.7)
Inventories	(80.6)	(65.0)	14.3
Prepaid and other assets	(19.4)	(11.0)	18.0
Accounts payable	172.2	54.3	(3.9)
Other current liabilities	154.6	49.7	4.5
Restructuring and other	(6.0)	(100.2)	100.1
Other non-current items	(24.8)	(0.3)	(13.6)
Other, net	0.7	0.8	(2.5)
Net cash provided by operating activities	558.0	226.8	342.5
INVESTING ACTIVITIES
Proceeds from sale of long-lived assets	0.4	2.1	5.1
Post-closing working capital payment related to sale of International Business	—	—	(35.3)
Investments in property, plant and equipment	(62.7)	(42.4)	(68.2)
Investments in loans receivable	(3.4)	—	(17.1)
Proceeds from loans receivable	—	20.8	14.3
Proceeds from sale of brand extension assets	115.5	—	—
Proceeds from sale of investment in unconsolidated affiliates	—	274.3	—
Net distributions from unconsolidated affiliates	—	—	(0.1)
Investments in acquired businesses, net of cash acquired	—	(6.6)	(492.9)
Other investing, net	(2.9)	7.0	13.5
Net cash provided by (used in) investing activities	46.9	255.2	(580.7)
FINANCING ACTIVITIES
Borrowings under revolving and bank lines of credit and term loans	1,222.7	1,056.2	2,987.0
Repayments under revolving and bank lines of credit and term loans	(1,413.8)	(1,445.5)	(2,312.9)
Proceeds from issuance of 4.500% Senior Notes	450.0	—	—
Repayment of 6.000% Senior Notes	(400.0)	—	—
Financing and issuance fees	(18.7)	(0.2)	(6.1)
Dividends paid	(411.2)	(124.5)	(120.0)
Purchase of Common Shares	(53.2)	(3.1)	(327.7)
Payments on seller notes	(0.5)	(0.8)	(8.9)
Cash received from exercise of stock options	17.6	21.4	10.5
Acquisition of noncontrolling interests	—	—	(70.7)
Net cash (used in) provided by financing activities	(607.1)	(496.5)	151.2
Effect of exchange rate changes on cash	—	(0.6)	0.4
Net increase (decrease) in cash and cash equivalents	(2.2)	(15.1)	(86.6)
Cash and cash equivalents at beginning of year	18.8	33.9	120.5
Cash and cash equivalents at end of year	$16.6	$18.8	$33.9
See Notes to Consolidated Financial Statements.

THE SCOTTS MIRACLE-GRO COMPANY
Consolidated Balance Sheets
(In millions, except per share data)

	September 30,
	2020	2019
ASSETS
Current assets:
Cash and cash equivalents	$16.6	$18.8
Accounts receivable, less allowances of $7.5 in 2020 and $4.2 in 2019	474.8	223.9
Accounts receivable pledged	22.3	84.5
Inventories	621.9	540.3
Prepaid and other current assets	81.0	174.2
Total current assets	1,216.6	1,041.7
Property, plant and equipment, net	560.0	546.0
Goodwill	544.1	538.7
Intangible assets, net	679.2	707.5
Other assets	380.6	194.8
Total assets	$3,380.5	$3,028.7
LIABILITIES AND EQUITY
Current liabilities:
Current portion of debt	$66.4	$128.1
Accounts payable	391.0	214.2
Other current liabilities	493.0	278.2
Total current liabilities	950.4	620.5
Long-term debt	1,455.1	1,523.5
Other liabilities	272.1	161.5
Total liabilities	2,677.6	2,305.5
Commitments and contingencies (Notes 18, 19 and 20)
Equity:
Common shares and capital in excess of $.01 stated value per share; shares outstanding of 55.8 in 2020 and 2019	482.5	442.2
Retained earnings	1,235.6	1,274.7
Treasury shares, at cost; 12.4 shares in 2020 and 2019	(921.8)	(904.3)
Accumulated other comprehensive loss	(99.1)	(93.9)
Total equity—controlling interest	697.2	718.7
Noncontrolling interest	5.7	4.5
Total equity	702.9	723.2
Total liabilities and equity	$3,380.5	$3,028.7

See Notes to Consolidated Financial Statements.

THE SCOTTS MIRACLE-GRO COMPANY
Consolidated Statements of Shareholders’ Equity
(In millions, except per share data)

	Common Shares		Capital in Excess of Stated Value	Retained Earnings	Treasury Shares		Accumulated Other Comprehensive Income (Loss)		Non-controlling Interest
	Shares	Amount			Shares	Amount		Total		Total
Balance at September 30, 2017	68.1	$0.3	$407.3	$978.2	10.0	$(667.8)	$(69.2)	$648.8	$12.9	$661.7
Net income (loss)	—	—	—	63.7	—	—	—	63.7		63.7
Other comprehensive income (loss)	—	—	—	—	—	—	23.2	23.2	—	23.2
Share-based compensation	—	—	40.5	—	—	—	—	40.5	—	40.5
Dividends declared ($2.14 per share)	—	—	—	(122.0)	—	—	—	(122.0)	—	(122.0)
Treasury share purchases	—	—	—	—	3.5	(326.1)	—	(326.1)	—	(326.1)
Treasury share issuances	—	—	(22.1)	—	(0.7)	54.3	—	32.2	—	32.2
Acquisition of remaining noncontrolling interest in Gavita	—	—	(5.7)	—	—	—	—	(5.7)	(7.9)	(13.6)
Balance at September 30, 2018	68.1	0.3	420.0	919.9	12.8	(939.6)	(46.0)	354.6	5.0	359.6
Adoption of new accounting pronouncements (see Note 1)	—	—	—	22.9	—	—	(13.8)	9.1	—	9.1
Net income (loss)	—	—	—	460.7	—	—	—	460.7	(0.5)	460.2
Other comprehensive income (loss)	—	—	—	—	—	—	(34.1)	(34.1)	—	(34.1)
Share-based compensation	—	—	38.4	—	—	—	—	38.4	—	38.4
Dividends declared ($2.23 per share)	—	—	—	(128.8)	—	—	—	(128.8)	—	(128.8)
Treasury share purchases	—	—	—	—	—	(2.7)	—	(2.7)	—	(2.7)
Treasury share issuances	—	—	(16.5)	—	(0.4)	38.0	—	21.5	—	21.5
Balance at September 30, 2019	68.1	0.3	441.9	1,274.7	12.4	(904.3)	(93.9)	718.7	4.5	723.2
Net income (loss)	—	—	—	387.4	—	—	—	387.4	1.2	388.6
Other comprehensive income (loss)	—	—	—	—	—	—	(5.2)	(5.2)	—	(5.2)
Share-based compensation	—	—	57.9	—	—	—	—	57.9	—	57.9
Dividends declared ($7.36 per share)	—	—	—	(426.5)	—	—	—	(426.5)	—	(426.5)
Treasury share purchases	—	—	—	—	0.4	(53.2)	—	(53.2)	—	(53.2)
Treasury share issuances	—	—	(17.6)	—	(0.4)	35.7	—	18.1	—	18.1
Balance at September 30, 2020	68.1	$0.3	$482.2	$1,235.6	12.4	$(921.8)	$(99.1)	$697.2	$5.7	$702.9
The sum of the components may not equal due to rounding.

See Notes to Consolidated Financial Statements.

Table of Contents	THE SCOTTS MIRACLE-GRO COMPANY NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Dollars in millions, except per share data)

NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Nature of Operations
The Scotts Miracle-Gro Company (“Scotts Miracle-Gro” or “Parent”) and its subsidiaries (collectively, together with Scotts Miracle-Gro, the “Company”) are engaged in the manufacturing, marketing and sale of products for lawn and garden care and indoor and hydroponic gardening. The Company’s products are sold in North America, Europe and Asia.
The Company’s North America consumer lawn and garden business is highly seasonal, with more than 75% of its annual net sales occurring in the second and third fiscal quarters combined.
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
Advertising
Advertising costs incurred during the year are expensed to interim periods in relation to revenues. All advertising costs, except for external production costs, are expensed within the fiscal year in which such costs are incurred. External production costs for advertising programs are deferred until the period in which the advertising is first aired. Costs deferred at September 30, 2020 and 2019 were not material. Advertising expenses were $147.4, $120.3 and $104.2 for fiscal 2020, fiscal 2019 and fiscal 2018, respectively.
Research and Development
Costs associated with research and development are generally charged to expense as incurred. Expenses for fiscal 2020, fiscal 2019 and fiscal 2018 were $39.7, $39.6 and $42.5, respectively, including product registration costs of $11.0, $11.0 and $11.4, respectively.
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
Earnings per Common Share
Basic income (loss) per common share of Scotts Miracle-Gro (“Common Share”) is computed by dividing income attributable to controlling interest from continuing operations, income (loss) from discontinued operations or net income attributable to controlling interest by the weighted average number of Common Shares outstanding each period. Diluted income (loss) per Common Share is computed by dividing income attributable to controlling interest from continuing operations, income (loss) from discontinued operations or net income attributable to controlling interest by the weighted average number of Common Shares outstanding plus all dilutive potential Common Shares (stock options, restricted stock units, deferred stock units and performance-based award units) outstanding each period.

Table of Contents	THE SCOTTS MIRACLE-GRO COMPANY NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued) (Dollars in millions, except per share data)

Share-Based Compensation Awards
Scotts Miracle-Gro grants share-based awards annually to officers and certain other employees of the Company and non-employee directors of Scotts Miracle-Gro. The share-based awards have consisted of stock options, restricted stock units, deferred stock units and performance-based award units. All of these share-based awards have been made under plans approved by the shareholders. The fair value of awards is expensed over the requisite service period which is typically the vesting period, generally three to five years for awards granted to officers and other employees and one year for awards granted to non-employee directors.
For restricted stock units, deferred stock units and performance-based award units, the fair value of each award is estimated on the date of grant based on the current market price of the Common Shares. The grant date fair value of stock option awards is estimated using a binomial model. Expected market price volatility is based on implied volatilities from traded options on Common Shares and historical volatility specific to the Common Shares. Historical data, including demographic factors impacting historical exercise behavior, is used to estimate stock option exercises and employee terminations within the valuation model. The risk-free rate for periods within the contractual life of the stock option is based on the U.S. Treasury yield curve in effect at the time of grant. The expected life of stock options is based on historical experience and expectations for grants outstanding.
Vesting of performance-based award units is dependent on service and achievement of specified performance targets. Based on the extent to which the targets are achieved, vested shares may range from 50 to 250 percent of the target award amount. The total amount of compensation expense recognized reflects management’s assessment of the probability that performance goals will be achieved. A cumulative adjustment is recognized to compensation expense in the current period to reflect any changes in the probability of achievement of performance goals.
Restricted stock units, deferred stock units and performance-based award units receive dividend equivalents equal to the cash dividends earned during the vesting period that are only paid out upon vesting. Share-based award units are generally forfeited if a holder terminates employment or service with the Company prior to the vesting date, except in cases where employees are eligible for accelerated vesting based on having satisfied retirement requirements relating to age and years of service. The Company estimates that 15% to 20% of its share-based awards will be forfeited based on an analysis of historical trends. The Company evaluates the estimated forfeiture rate on an annual basis and makes adjustments as appropriate. Stock options have exercise prices equal to the market price of the underlying Common Shares on the date of grant and a term of 10 years. If available, Scotts Miracle-Gro typically uses treasury shares, or if not available, newly-issued Common Shares, to settle vested share-based awards. The Company classifies share-based compensation expense within selling, general and administrative expenses to correspond with the same line item as cash compensation paid to employees. Cash flows resulting from tax deductions in excess of the cumulative compensation cost recognized for share-based awards (excess tax benefits) are classified as operating cash inflows.
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
Inventories
Inventories are stated at the lower of cost or net realizable value and include the cost of raw materials, labor, manufacturing overhead and freight and inbound handling costs incurred to pre-position goods in the Company’s warehouse network. The Company makes provisions for obsolete or slow-moving inventories as necessary to properly reflect inventory at the lower of cost or net realizable value. Inventories are valued using the first in, first out method. Inventories acquired through the acquisition of or subsequently produced by Sunlight Supply (as defined below) were initially recorded at fair value at the date of the acquisition and subsequently were measured using the average costing method of inventory valuation. During the

Table of Contents	THE SCOTTS MIRACLE-GRO COMPANY NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued) (Dollars in millions, except per share data)

three months ended December 28, 2019, the Company determined it was preferable to use the first in, first out inventory valuation method and adopted this method for the remaining Sunlight Supply inventories not subject to the first in, first out method. This change in accounting principle resulted in an increase in inventories of $0.2 as of December 28, 2019, with a corresponding decrease in cost of goods sold for the three months ended December 28, 2019. The change in accounting principle was not material to prior periods so it was not retrospectively applied. During fiscal 2018, the Company determined it was preferable to use the first in, first out inventory valuation method and adopted this method for the remaining U.S. Consumer segment inventories not subject to the first in, first out method. The impact of this change in accounting principle on inventory value and cost of goods sold was immaterial. Adjustments to reflect inventories at net realizable values were $31.3 and $8.8 at September 30, 2020 and 2019, respectively.
Loans Receivable
Loans receivable are carried at outstanding principal amount, and are recognized in the “Other assets” line in the Consolidated Balance Sheets. Loans receivable are impaired when, based on current information and events, it is probable that the Company will be unable to collect all amounts due according to the contractual terms of the loan agreement. If it is determined that an impairment has occurred, an impairment loss is recognized for the amount by which the carrying value of the asset exceeds the present value of expected future cash flows. Interest income was $7.6, $8.6 and $10.0 for fiscal 2020, fiscal 2019 and fiscal 2018, respectively. Interest income is recorded on an accrual basis and is classified in the “Other non-operating (income) expense, net” line in the Consolidated Statements of Operations.
Long-Lived Assets
Property, plant and equipment are stated at cost. Interest capitalized in property, plant and equipment amounted to $0.4, $0.5 and $0.3 during fiscal 2020, fiscal 2019 and fiscal 2018, respectively. Expenditures for maintenance and repairs are charged to expense as incurred. When properties are retired or otherwise disposed of, the cost of the asset and the related accumulated depreciation are removed from the accounts with the resulting gain or loss being reflected in income from operations.

Depreciation of property, plant and equipment is provided on the straight-line method and is based on the estimated useful economic lives of the assets as follows:

Land improvements	10 – 25 years
Buildings	10 – 40 years
Machinery and equipment	3 – 15 years
Furniture and fixtures	6 – 10 years
Software	3 – 8 years

Intangible assets subject to amortization include technology, patents, customer relationships, non-compete agreements and certain tradenames. These intangible assets are being amortized over their estimated useful economic lives, which typically range from 3 to 25 years. The Company’s fixed assets and intangible assets subject to amortization are required to be tested for recoverability whenever events or changes in circumstances indicate that carrying amounts may not be recoverable. If an evaluation of recoverability was required, the estimated undiscounted future cash flows associated with the asset group would be compared to the asset group carrying amount to determine if a write-down is required. If the undiscounted cash flows are less than the carrying amount, an impairment loss is recorded to the extent that the carrying amount exceeds fair value and classified as “Impairment, restructuring and other” within “Operating expenses” in the Consolidated Statements of Operations.
The Company had non-cash investing activities of $26.4, $22.1 and $9.8 during fiscal 2020, fiscal 2019 and fiscal 2018, respectively, representing unpaid liabilities to acquire property, plant and equipment.
Statements of Cash Flows
Supplemental cash flow information was as follows:

	Year Ended September 30,
	2020	2019	2018
Interest paid	$75.9	$93.5	$81.6
Income taxes paid	124.2	166.2	56.3
During fiscal 2019, the Company paid a post-closing net working capital adjustment obligation of $6.6 related to the fiscal 2018 acquisition of Sunlight Supply, Inc., Sunlight Garden Supply, Inc., Sunlight Garden Supply, ULC, and IP Holdings,

Table of Contents	THE SCOTTS MIRACLE-GRO COMPANY NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued) (Dollars in millions, except per share data)

LLC, and all of the issued and outstanding equity interests of Columbia River Industrial Holdings, LLC (collectively “Sunlight Supply”), which was classified as an investing activity in the “Investments in acquired businesses, net of cash acquired” line in the Consolidated Statements of Cash Flows. During fiscal 2018, the Company paid contingent consideration of $3.0 related to the fiscal 2016 acquisition of Gavita Holdings B.V., and its subsidiaries (collectively, “Gavita”) and $5.8 related to the fiscal 2017 acquisition of Agrolux Holding B.V. (now known as Hawthorne Lighting B.V.), and its subsidiaries (collectively, “Agrolux”), which were classified as financing activities in the “Payments on seller notes” line in the Consolidated Statements of Cash Flows.
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
Internal Use Software
The costs of internal use software are expensed or capitalized depending on whether they are incurred in the preliminary project stage, application development stage or the post-implementation/operation stage. As of September 30, 2020 and 2019, the Company had $18.8 and $13.6, respectively, in unamortized capitalized internal use software costs. Amortization of these costs was $4.0, $2.9 and $3.9 during fiscal 2020, fiscal 2019 and fiscal 2018, respectively.
Goodwill and Indefinite-lived Intangible Assets
Goodwill and indefinite-lived intangible assets are not subject to amortization. Goodwill and indefinite-lived intangible assets are reviewed for impairment by applying a fair-value based test on an annual basis, as of the first day of the Company’s fiscal fourth quarter, or more frequently if circumstances indicate impairment may have occurred. With respect to goodwill, the Company performs either a qualitative or quantitative evaluation for each of its reporting units. Factors considered in the qualitative test include reporting unit specific operating results as well as new events and circumstances impacting the operations or cash flows of the reporting units. For the quantitative test, the Company assesses goodwill for impairment by comparing the carrying value of its reporting units to their respective fair values. A reporting unit is defined as an operating segment or one level below an operating segment. The Company determines the fair value of its reporting units using a combination of income-based and market-based approaches and incorporates assumptions it believes market participants would utilize. The income-based approach utilizes discounted cash flows while the market-based approach utilizes market multiples. These approaches depend upon internally-developed forecasts that are based upon annual budgets and longer-range strategic plans. The Company uses discount rates that are commensurate with the risks and uncertainties inherent in the respective reporting units and in the internally-developed forecasts. To further confirm fair value, the Company compares the aggregate fair value of the reporting units to the Company’s total market capitalization.
With respect to indefinite-lived intangible assets, the Company performs either a qualitative or quantitative evaluation for each asset. Factors considered in the qualitative test include asset specific operating results as well as new events and circumstances impacting the cash flows of the assets. For the quantitative test, the fair value of the Company’s indefinite-lived intangible assets is determined under the income-based approach utilizing discounted cash flows and incorporating assumptions the Company believes market participants would utilize. For tradenames, fair value is determined using a royalty savings methodology similar to that employed when the associated businesses were acquired but using updated estimates of sales, cash flow and profitability.
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

Table of Contents	THE SCOTTS MIRACLE-GRO COMPANY NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued) (Dollars in millions, except per share data)

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
Translation of Foreign Currencies
The functional currency for each Scotts Miracle-Gro subsidiary is generally its local currency. Assets and liabilities of these subsidiaries are translated at the exchange rate in effect at each fiscal year-end. Income and expense accounts are translated at the average rate of exchange prevailing during the year. Translation gains and losses arising from the use of differing exchange rates from period to period are included in accumulated other comprehensive loss (“AOCL”) within shareholders’ equity. Foreign exchange transaction gains and losses are included in the determination of net income and classified as “Other (income) expense, net” in the Consolidated Statements of Operations. The Company recognized foreign exchange transaction losses of $0.9, $1.6 and $0.9 during fiscal 2020, fiscal 2019 and fiscal 2018, respectively.
Derivative Instruments
The Company is exposed to market risks, such as changes in interest rates, currency exchange rates and commodity prices. A variety of financial instruments, including forwards, futures and swap contracts, are used to manage these exposures. These financial instruments are recognized at fair value in the Consolidated Balance Sheets, and all changes in fair value are recognized in net income or shareholders’ equity through AOCL. The Company’s objective in managing these exposures is to better control these elements of cost and mitigate the earnings and cash flow volatility associated with changes in the applicable rates and prices.
The Company has established policies and procedures that encompass risk-management philosophy and objectives, guidelines for derivative instrument usage, counterparty credit approval, and the monitoring and reporting of derivative activity. The Company does not enter into derivative instruments for the purpose of speculation.
The Company formally designates and documents instruments at inception that qualify for hedge accounting of underlying exposures in accordance with GAAP. The Company formally assesses, both at inception and at least quarterly, whether the financial instruments used in hedging transactions are effective at offsetting changes in cash flows of the related underlying exposure. Fluctuations in the value of these instruments generally are offset by changes in the cash flows of the underlying exposures being hedged. This offset is driven by the high degree of effectiveness between the exposure being hedged and the hedging instrument. The Company designates certain commodity hedges as cash flow hedges of forecasted purchases of commodities and interest rate swap agreements as cash flow hedges of interest payments on variable rate borrowings. Changes in the fair value of derivative contracts that qualify for hedge accounting are recorded in AOCL. For commodity hedges, realized gains or losses remain as a component of AOCL until the related inventory is sold.
During the second quarter of fiscal 2016, the Company entered into definitive agreements with Bonnie Plants, Inc. (“Bonnie”) and its sole shareholder, Alabama Farmers Cooperative, Inc. (“AFC”), that include options beginning in fiscal 2020 that provide for either (i) the Company to increase its economic interest in Bonnie’s business of planting, growing, developing, manufacturing, distributing, marketing, and selling live plants, plant food, fertilizer and potting soil (the “Bonnie Business”) or (ii) AFC and Bonnie to repurchase the Company’s economic interest in the Bonnie Business (collectively, the “Bonnie Option”). The Bonnie Option is required to be accounted for as a derivative instrument and is recorded at fair value in the “Other assets” line in the Consolidated Balance Sheets, with changes in fair value recognized in the “Other non-operating (income) expense, net” line in the Consolidated Statements of Operations.

Table of Contents	THE SCOTTS MIRACLE-GRO COMPANY NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued) (Dollars in millions, except per share data)

Leases
Effective October 1, 2019, the Company adopted Accounting Standards Codification (“ASC”) 842, “Leases” (“ASC 842”). Under this guidance, the Company determines whether an arrangement contains a lease at inception by determining if the contract conveys the right to control the use of identified property, plant or equipment for a period of time in exchange for consideration and other facts and circumstances. Right-of-use (“ROU”) assets represent the Company’s right to use an underlying asset for the lease term and lease liabilities represent the Company’s obligation to make lease payments arising from the lease. ROU assets are calculated based on the lease liability adjusted for any lease payments paid to the lessor at or before the commencement date and initial direct costs incurred by the Company and exclude any lease incentives received from the lessor. Lease liabilities are recognized based on the present value of the future minimum lease payments over the lease term. The lease term may include options to extend or terminate the lease when it is reasonably certain that the Company will exercise that option. As the Company’s leases typically do not contain a readily determinable implicit rate, the Company determines the present value of the lease liability using its incremental borrowing rate at the lease commencement date based on the lease term. The Company considers its credit rating and the current economic environment in determining this collateralized rate. Variable lease payments are the portion of lease payments that are not fixed over the lease term. Variable lease payments are expensed as incurred and include certain non-lease components, such as maintenance and other services provided by the lessor, and other charges included in the lease, as applicable. The Company elected to exclude short-term leases, defined as leases with initial terms of 12 months or less, from its Consolidated Balance Sheets.
RECENTLY ADOPTED ACCOUNTING PRONOUNCEMENTS
In May 2014, the Financial Accounting Standards Board (“FASB”) issued amended accounting guidance that replaces most existing revenue recognition guidance under GAAP. The Company adopted this guidance effective October 1, 2018 under the modified retrospective approach. The Company’s revenue primarily consists of product sales, which are recognized at a point in time when title transfers to customers and the Company has no further obligation to provide services related to such products. The Company’s timing of recognition of revenue is substantially unchanged under the amended guidance. The new accounting guidance required the Company to recognize earlier certain deferred revenue associated with a license agreement related to the sale of the International Business (as defined in “NOTE 3. DISCONTINUED OPERATIONS”), resulting in a cumulative adjustment to its fiscal 2019 opening balance of retained earnings of $9.1, other current liabilities of $1.4 and other liabilities of $7.7. With the exception of this item, the adoption of the amended accounting guidance did not have a material impact on the Company’s consolidated financial statements. The additional disclosures required by this guidance are presented within “NOTE 2. REVENUE RECOGNITION” and “NOTE 21. SEGMENT INFORMATION.”
In February 2018, the FASB issued an Accounting Standards Update (“ASU”) that allows a reclassification from accumulated other comprehensive income to retained earnings for stranded tax effects resulting from the enactment of H.R.1 (the “Act,” formerly known as the “Tax Cuts and Jobs Act”). The Company elected to adopt this guidance effective October 1, 2018, resulting in a reclassification of $13.8 from AOCL to retained earnings upon adoption.
In February 2016, the FASB issued its final standard on lease accounting, ASC 842. This guidance requires lessees to recognize a lease liability for the obligation to make lease payments and a ROU asset for the right to use the underlying asset for the lease term. The Company elected the optional transition method and adopted the new guidance on October 1, 2019 on a modified retrospective basis with no restatement of prior period amounts. Fiscal 2019 balances and related disclosures supporting those comparative period balances continue to be presented under ASC 840, “Leases.” As allowed under the new accounting standard, the Company elected to apply practical expedients to carry forward the original lease determinations, lease classifications and accounting of initial direct costs for all asset classes at the time of adoption. The Company also elected to exclude short-term leases from its Consolidated Balance Sheets. The Company’s adoption of the new standard resulted in the recognition of ROU assets of $129.6 in the “Other assets” line in the Consolidated Balance Sheets, liabilities of $45.4 in the “Other current liabilities” line in the Consolidated Balance Sheet and liabilities of $88.8 in the “Other liabilities” line in the Consolidated Balance Sheets as of the October 1, 2019 adoption date. Adoption of the new standard did not result in a material cumulative effect adjustment to equity as of the date of adoption and did not have a material impact on the Company’s Consolidated Statements of Operations or Cash Flows. In connection with the adoption of this guidance, as required, the Company reclassified certain restructuring accruals (refer to “NOTE 4. IMPAIRMENT, RESTRUCTURING AND

Table of Contents	THE SCOTTS MIRACLE-GRO COMPANY NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued) (Dollars in millions, except per share data)

OTHER” for more information) and deferred rent liabilities as reductions to the ROU asset. Refer to “NOTE 18. LEASES” for more information.
On March 2, 2020, the Securities and Exchange Commission (the “SEC”) issued a final rule that amends the financial disclosure requirements related to certain registered securities under SEC Regulation S-X, Rule 3-10, “Financial Statements of Guarantors and Issuers of Guaranteed Securities Registered or Being Registered.” These amendments are generally effective for registration statements filed pursuant to the Securities Act of 1933, as amended, or the Securities Exchange of Act of 1934, as amended (the “Exchange Act”), on or after January 4, 2021 (or with fiscal periods ending after a registration statement that was required to comply with these amendments became effective) and periodic reports filed pursuant to the Exchange Act for fiscal periods ending after January 4, 2021. However, voluntary compliance in advance of these effective dates is permitted. The amendments permit the omission from the applicable filings of separate financial statements for each issuer of a registered security that is guaranteed and each guarantor of a registered security that would be required of a registrant under Regulation S-X if, subject to additional conditions, the parent company of such issuers and/or guarantors provides supplemental financial and non-financial disclosures about the subsidiary issuers and/or guarantors and the guarantees. Under the amended Rule 3-10, in lieu of separate financial statements, a parent company of the subsidiary issuers and/or guarantors may provide summarized financial information of the issuers and guarantors, as well as other qualitative disclosures about the guarantees and the issuers and guarantors, in the parent company’s Management’s Discussion and Analysis (“MD&A”) or its consolidated financial statements. As permitted under these amendments, the Company elected to begin providing the summarized financial information and qualitative disclosures permitted under the amended Rule 3-10 during the second quarter of fiscal 2020 and has provided such information and disclosures within the “Liquidity and Capital Resources” section of the MD&A.
On March 12, 2020, the FASB issued ASU No. 2020-04, “Facilitation of the Effects of Reference Rate Reform on Financial Reporting,” which provides optional expedients and exceptions for applying GAAP to contracts, hedging relationships and other transactions affected by reference rate reform if certain criteria are met. The Company may elect to apply the contract modification provisions as of any date from the beginning of an interim period that includes or is subsequent to March 12, 2020 up until December 31, 2022. The hedge accounting expedients may be applied, on an individual hedging relationship basis, to eligible hedge accounting relationships that existed as of the beginning of the interim period that includes March 12, 2020 and to new eligible hedging relationships entered into after the beginning of the interim period that includes March 12, 2020; however, those expedients generally cannot be applied to hedging relationships evaluated for periods after December 31, 2022. The Company adopted certain optional hedge accounting expedients provided by ASU 2020-04 during fiscal 2020. The adoption of this guidance did not have a material impact on the Company’s consolidated financial position, results of operations or cash flows. The Company is continuing to assess other optional expedients and exceptions available within the amended guidance.
RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS
In June 2016, the FASB issued ASU No. 2016-13, “Financial Instruments - Credit Losses (Topic 326),” which changes the impairment model for most financial assets to require measurement and recognition of expected credit losses for financial assets held.  The provisions are effective for the Company’s financial statements no later than the fiscal year beginning October 1, 2020.  Adoption of this guidance is not expected to have a material impact on the Company’s consolidated financial position, results of operations or cash flows.
In August 2018, the FASB issued ASU No. 2018-14, “Compensation-Retirement Benefits-Defined Benefit Plans-General (Topic 715): Disclosure Framework–Changes to the Disclosure Requirements for Defined Benefit Plans,” which removes certain disclosures that are not considered cost beneficial, clarifies certain required disclosures and requires certain additional disclosures related to defined benefit pension and other postretirement plans. The provisions are effective for the Company’s financial statements no later than the fiscal year beginning October 1, 2020.  Adoption of this guidance is not expected to have a material impact on the Company’s consolidated financial position, results of operations or cash flows.
In August 2018, the FASB issued ASU No. 2018-15, “Intangibles-Goodwill and Other-Internal-Use Software (Topic 350): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement that is a Service Contract,” which aligns the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software. The provisions are effective for the Company’s financial statements no later than the fiscal year beginning October 1, 2020.  Adoption of this guidance is not expected to have a material impact on the Company’s consolidated financial position, results of operations or cash flows.
In December 2019, the FASB issued ASU No. 2019-12, “Income taxes (Topic 740): Simplifying the Accounting for Income Taxes,” which simplifies the accounting for income taxes by removing certain exceptions to the general principles in ASC 740 and also clarifies and amends existing guidance to improve consistent application. The provisions are effective for the

Table of Contents	THE SCOTTS MIRACLE-GRO COMPANY NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued) (Dollars in millions, except per share data)

Company’s financial statements no later than the fiscal year beginning October 1, 2021.  The Company is continuing to assess the impact of the amended guidance.

NOTE 2. REVENUE RECOGNITION
Nature of Goods and Services
The Company’s revenue is primarily generated from sales of branded and private label lawn and garden care and indoor and hydroponic gardening finished products to home centers, mass merchandisers, warehouse clubs, large hardware chains, independent hardware stores, nurseries, garden centers, e-commerce platforms, food and drug stores, indoor gardening and hydroponic product distributors, retailers and growers. In addition to product sales, the Company acts as the exclusive agent of Monsanto Company, a subsidiary of Bayer AG (“Monsanto”), for the marketing and distribution of certain of Monsanto’s consumer Roundup® branded products in the United States and certain other specified countries, and performs certain other services under ancillary agreements with Monsanto. The Company also provides marketing, research and development and certain ancillary services to Bonnie. Refer to “NOTE 21. SEGMENT INFORMATION” for disaggregated revenue information and “NOTE 7. MARKETING AGREEMENT” for revenue information related to the Monsanto agreements.
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
Under the terms of the Second Amended and Restated Exclusive Agency and Marketing Agreement (the “Restated Marketing Agreement”), as amended by the Third Amended and Restated Exclusive Agency and Marketing Agreement (the “Third Restated Agreement”), pursuant to which the Company serves as the exclusive agent of Monsanto for the marketing and distribution of certain of Monsanto’s consumer Roundup® branded products in the United States and certain other specified countries, the Company is entitled to receive an annual commission from Monsanto as consideration for the performance of the Company’s duties as agent. The Restated Marketing Agreement and Third Restated Agreement also require the Company to make annual payments to Monsanto as a contribution against the overall expenses of its consumer Roundup® business. The gross commission earned under the Restated Marketing Agreement and Third Restated Agreement and the contribution payments to Monsanto are included in the “Net sales” line in the Consolidated Statements of Operations. The Company performs other services, including conversion services, pursuant to ancillary agreements with Monsanto. The actual costs incurred for these activities are charged to and reimbursed by Monsanto. The Company records costs incurred for which the Company is the primary obligor on a gross basis, recognizing such costs in the “Cost of sales” line and the reimbursement of these costs in the “Net sales” line in the Consolidated Statements of Operations, with no effect on gross profit dollars or net income.
Under the terms of the Marketing, R&D and Ancillary Services Agreement (the “Services Agreement”) with Bonnie and AFC, the Company provides marketing, research and development and certain ancillary services to Bonnie. In exchange for these services, Bonnie reimburses the Company for certain costs and provides a commission fee earned based on a percentage of the growth in earnings before interest, income taxes and amortization of the Bonnie Business. The commission earned under the Services Agreement is included in the “Net sales” line in the Consolidated Statements of Operations. Additionally, the Company records costs incurred under the Services Agreement for which the Company is the primary obligor on a gross basis, recognizing such costs in the “Cost of sales” line and the reimbursement of these costs in the “Net sales” line in the Consolidated Statements of Operations, with no effect on gross profit dollars or net income.
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

Table of Contents	THE SCOTTS MIRACLE-GRO COMPANY NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued) (Dollars in millions, except per share data)

returns. Commission income related to the Monsanto and Bonnie agreements is recognized over the program year as the services are being performed based upon the commission income formula in the agreements.
The Company’s promotional programs primarily include rebates based on sales volumes, in-store promotional allowances, cooperative advertising programs, direct consumer rebate programs and special purchasing incentives. The cost of promotional programs is estimated considering all reasonably available information, including current expectations and historical experience. Promotional costs (including allowances and rebates) incurred during the year are expensed to interim periods in relation to revenues and are recorded as a reduction of net sales. Accruals for expected payouts under these programs are included in the “Other current liabilities” line in the Consolidated Balance Sheets. Provisions for estimated returns and allowances are recorded at the time revenue is recognized based on historical rates and are periodically adjusted for known changes in return levels. Shipping and handling costs are accounted for as contract fulfillment costs and included in the “Cost of sales” line in the Consolidated Statements of Operations. The Company excludes from revenue any amounts collected from customers for sales or other taxes.

NOTE 3.  DISCONTINUED OPERATIONS
International Business
Prior to August 31, 2017, the Company operated consumer lawn and garden businesses located in Australia, Austria, Belgium, Luxembourg, Czech Republic, France, Germany, Poland and the United Kingdom (the “International Business”). On August 31, 2017, the Company completed the sale of the International Business. As a result, effective in its fourth quarter of fiscal 2017, the Company classified its results of operations for all periods presented to reflect the International Business as a discontinued operation. The sale proceeds were net of seller financing provided by the Company in the form of a $29.7 loan for seven years bearing interest at 5% for the first three years, with annual 2.5% increases thereafter. The transaction also included contingent consideration with a maximum payout of $23.8 and an initial fair value of $18.2, the payment of which will depend on the achievement of certain performance criteria by the International Business following the closing of the transaction through fiscal 2020. The Company has not yet established whether the International Business has achieved the performance criteria for fiscal 2020 and the recorded contingent consideration, which is based upon the best information available to the Company, will be adjusted once the results are determined. The seller financing loan receivable and the contingent consideration receivable are recorded in the “Other assets” line in the Consolidated Balance Sheets.
Wild Bird Food
During fiscal 2014, the Company completed the sale of its U.S. and Canadian wild bird food business. As a result, effective in fiscal 2014, the Company classified its results of operations for all periods presented to reflect the wild bird food business as a discontinued operation. During fiscal 2019, the Company recognized a favorable adjustment of $22.5 as a result of the final resolution of the previously disclosed settlement agreement related to the In re Morning Song Bird Food Litigation legal matter. This matter relates to a class-action lawsuit filed in 2012 in connection with the sale of wild bird food products that were the subject of a voluntary recall in 2008 by the Company’s previously sold wild bird food business. In addition, during fiscal 2020 and fiscal 2019, the Company recognized insurance recoveries of $1.5 and $13.4, respectively, related to this matter. During fiscal 2018, the Company recognized a pre-tax charge of $85.0 for a probable loss related to this matter. Refer to “NOTE 20. CONTINGENCIES” for more information.
The following table summarizes the results of discontinued operations described above and reflected within discontinued operations in the Company’s consolidated financial statements for each of the periods presented:

	Year Ended September 30,
	2020	2019	2018
Operating and exit costs	$1.3	$0.6	$1.9
Impairment, restructuring and other charges (recoveries)	(3.1)	(35.8)	86.8
Loss on sale / contribution of business	—	—	0.7
Income (loss) from discontinued operations before income taxes	1.8	35.2	(89.4)
Income tax expense (benefit) from discontinued operations	0.1	11.7	(25.5)
Income (loss) from discontinued operations, net of tax	$1.7	$23.5	$(63.9)
The Consolidated Statements of Cash Flows do not present the cash flows from discontinued operations separately from cash flows from continuing operations. Cash provided by (used in) operating activities related to discontinued operations was

Table of Contents	THE SCOTTS MIRACLE-GRO COMPANY NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued) (Dollars in millions, except per share data)

$3.6, $(38.6) and $(1.6) for fiscal 2020, fiscal 2019 and fiscal 2018, respectively. Cash (used in) provided by investing activities related to discontinued operations was zero, zero and $(35.3) for fiscal 2020, fiscal 2019 and fiscal 2018, respectively.

NOTE 4.  IMPAIRMENT, RESTRUCTURING AND OTHER
Activity described herein is classified within the “Cost of sales—impairment, restructuring and other,” “Impairment, restructuring and other” and “Income (loss) from discontinued operations, net of tax” lines in the Consolidated Statements of Operations. The following table details impairment, restructuring and other charges (recoveries) for each of the periods presented:

	Year Ended September 30,
	2020	2019	2018
Cost of sales—impairment, restructuring and other:
COVID-19 related costs	$15.5	$—	$—
Restructuring and other charges (recoveries)	(0.1)	5.1	12.3
Intangible asset and property, plant and equipment impairments	0.6	0.8	8.2
Operating expenses:
COVID-19 related costs	3.9	—	—
Restructuring and other charges (recoveries), net	(3.1)	7.4	20.2
Goodwill and intangible asset impairments	—	—	112.1
Impairment, restructuring and other charges from continuing operations	16.8	13.3	152.8
Restructuring and other charges (recoveries), net, from discontinued operations	(3.1)	(35.8)	86.8
Total impairment, restructuring and other charges (recoveries)	$13.7	$(22.5)	$239.6
The following table summarizes the activity related to liabilities associated with restructuring and other, excluding insurance reimbursement recoveries, for each of the periods presented:

	Year Ended September 30,
	2020	2019	2018
Amounts accrued for restructuring and other at beginning of year	$11.6	$112.2	$12.1
Restructuring and other charges from continuing operations	20.0	13.4	32.7
Restructuring and other charges (recoveries) from discontinued operations	—	(22.4)	86.8
Payments and other	(27.7)	(91.6)	(19.4)
Amounts accrued for restructuring and other at end of year	$3.9	$11.6	$112.2
In connection with the adoption of ASC 842 on October 1, 2019, the Company reclassified restructuring accruals of $1.7 to lease ROU assets, and has presented this reclassification within “Payments and other” in the table above. Refer to “NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES” and “NOTE 18. LEASES” for more information. Included in restructuring accruals, as of September 30, 2020, is $0.8 that is classified as long-term. Payments against the long-term accruals will be incurred as the employees covered by the restructuring plan retire or through the passage of time. The remaining amounts accrued will continue to be paid out over the course of the next twelve months.
COVID-19
The World Health Organization recognized COVID-19 as a public health emergency of international concern on January 30, 2020 and as a global pandemic on March 11, 2020. In response to the COVID-19 pandemic, the Company has implemented additional measures intended to both protect the health and safety of its employees and maintain its ability to provide products to its customers, including (i) requiring a significant part of its workforce to work from home, (ii) monitoring its employees for COVID-19 symptoms, (iii) making additional personal protective equipment available to its operations team, (iv) requiring all manufacturing and warehousing associates to take their temperatures before beginning a shift, (v) modifying work methods and schedules of its manufacturing and field associates to create distance or add barriers between associates, consumers and others, (vi) expanding cleaning efforts at its operation centers, (vii) modifying attendance policies so that associates may elect to stay home if they have symptoms, (viii) prioritizing production for goods that are more essential to its customers and (ix) implementing an interim premium pay allowance for certain associates in its field sales force or working in manufacturing or distribution centers. In addition, to help address the critical shortage of personal protective equipment in the fight against

Table of Contents	THE SCOTTS MIRACLE-GRO COMPANY NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued) (Dollars in millions, except per share data)

COVID-19, the Company shifted production in its Temecula, California manufacturing plant for a period of time to produce face shields to help protect healthcare workers and first responders in critical need areas across the country. During fiscal 2020, the Company incurred costs of $19.4 associated with the COVID-19 pandemic primarily related to premium pay. The Company incurred costs of $12.4 in its U.S. Consumer segment, $2.6 in its Hawthorne segment and $0.5 in its Other segment in the “Cost of sales—impairment, restructuring and other” line in the Consolidated Statements of Operations during fiscal 2020. The Company incurred costs of $3.8 in its U.S. Consumer segment and $0.1 in its Other segment in the “Impairment, restructuring and other” line in the Consolidated Statements of Operations during fiscal 2020.
Project Catalyst
In connection with the acquisition of Sunlight Supply during the third quarter of fiscal 2018, the Company announced the launch of an initiative called Project Catalyst, which is a company-wide restructuring effort to reduce operating costs throughout the U.S. Consumer, Hawthorne and Other segments and drive synergies from acquisitions within the Hawthorne segment. Costs incurred during fiscal 2020 related to Project Catalyst were not material. Costs incurred to date since the inception of Project Catalyst are $25.1 for the Hawthorne segment, $13.5 for the U.S. Consumer segment, $1.3 for the Other segment and $2.8 for Corporate. Additionally, during fiscal 2020, the Company received $2.6 from the final settlement of escrow funds related to a previous acquisition within the Hawthorne segment that was recognized in the “Impairment, restructuring and other” line in the Consolidated Statements of Operations.
During fiscal 2019, the Company incurred charges of $13.7 related to Project Catalyst. The Company incurred charges of $1.1 in its U.S. Consumer segment, $4.2 in its Hawthorne segment and $0.6 in its Other segment in the “Cost of sales—impairment, restructuring and other” line in the Consolidated Statements of Operations during fiscal 2019 related to employee termination benefits, facility closure costs and impairment of property, plant and equipment. The Company incurred charges of $0.5 in its U.S. Consumer segment, $3.9 in its Hawthorne segment, $0.6 in its Other segment and $2.8 at Corporate in the “Impairment, restructuring and other” line in the Consolidated Statements of Operations during fiscal 2019 related to employee termination benefits and facility closure costs.
During fiscal 2018, the Company incurred charges of $29.4 related to Project Catalyst. The Company incurred charges of $8.2 in its U.S. Consumer segment and $12.4 in its Hawthorne segment in the “Cost of sales—impairment, restructuring and other” line in the Consolidated Statements of Operations during fiscal 2018 related to employee termination benefits, facility closure costs and impairment of property, plant and equipment. The Company incurred charges of $3.4 in its U.S. Consumer segment and $5.4 in its Hawthorne segment in the “Impairment, restructuring and other” line in the Consolidated Statements of Operations during fiscal 2018 related to employee termination benefits.
Other
The Company recognized insurance recoveries related to the previously disclosed legal matter In re Morning Song Bird Food Litigation of $1.5 and $13.4 during fiscal 2020 and fiscal 2019, respectively, in the “Income (loss) from discontinued operations, net of tax” line in the Consolidated Statements of Operations. In addition, during fiscal 2019, the Company recognized a favorable adjustment of $22.5 in the “Income (loss) from discontinued operations, net of tax” line in the Consolidated Statements of Operations as a result of the final resolution of the previously disclosed settlement agreement related to this matter. During fiscal 2018, the Company recognized a pre-tax charge of $85.0 for a probable loss related to this matter in the “Income (loss) from discontinued operations, net of tax” line in the Consolidated Statements of Operations. Refer to “NOTE 20. CONTINGENCIES” for more information.
During fiscal 2019, the Company recognized a favorable adjustment of $0.4 related to the previously disclosed legal matter In re Scotts EZ Seed Litigation in the “Impairment, restructuring and other” line in the Consolidated Statements of Operations. During fiscal 2018, the Company recognized a charge of $11.7 for a probable loss related to this matter in the “Impairment, restructuring and other” line in the Consolidated Statements of Operations. Refer to “NOTE 20. CONTINGENCIES” for more information.
During fiscal 2018, the Company recognized a non-cash impairment charge of $94.6 related to a goodwill impairment in the Hawthorne segment in the “Impairment, restructuring and other” line in the Consolidated Statements of Operations as a result of the Company’s annual fourth quarter quantitative goodwill impairment test. Refer to “NOTE 5. GOODWILL AND INTANGIBLE ASSETS, NET” for more information.
During fiscal 2018, the Company recognized a non-cash impairment charge of $17.5 related to the settlement of a portion of certain previously acquired customer relationships due to the acquisition of Sunlight Supply in the “Impairment, restructuring and other” line in the Consolidated Statement of Operations. Refer to “NOTE 8. ACQUISITIONS AND INVESTMENTS” for more information.

Table of Contents	THE SCOTTS MIRACLE-GRO COMPANY NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued) (Dollars in millions, except per share data)

NOTE 5.  GOODWILL AND INTANGIBLE ASSETS, NET
The following table displays a rollforward of the carrying amount of goodwill by reportable segment:

	U.S. Consumer	Hawthorne	Other	Total
Goodwill	$229.9	$398.7	$10.8	$639.4
Accumulated impairment losses	(1.8)	(94.6)	—	(96.4)
Balance at September 30, 2018	228.1	304.1	10.8	543.0
Acquisitions, net of purchase price adjustments	—	1.3	—	1.3
Foreign currency translation	—	(5.4)	(0.2)	(5.6)

Goodwill	$229.9	$394.6	$10.6	$635.1
Accumulated impairment losses	(1.8)	(94.6)	—	(96.4)
Balance at September 30, 2019	228.1	300.0	10.6	538.7
Foreign currency translation	—	5.5	(0.1)	5.4

Goodwill	$229.9	$400.1	$10.5	$640.5
Accumulated impairment losses	(1.8)	(94.6)	—	(96.4)
Balance at September 30, 2020	$228.1	$305.5	$10.5	$544.1
The Company performed annual impairment testing as of the first day of its fourth fiscal quarter in fiscal 2020, 2019 and 2018 and, with the exception of the Hawthorne reporting unit in fiscal 2018, concluded that there were no impairments of goodwill as the estimated fair value of each reporting unit exceeded its carrying value. During the fourth quarter of fiscal 2018, the Company recognized a non-cash goodwill impairment charge of $94.6 related to the Hawthorne reporting unit in the “Impairment, restructuring and other” line in the Consolidated Statements of Operations. The impairment was primarily driven by a downturn in the U.S. retail hydroponic market. This impairment charge did not impact the Company’s liquidity, cash flows from operations or compliance with debt covenants. The fair value estimates utilize significant unobservable inputs and thus represent Level 3 nonrecurring fair value measurements.
The following table presents intangible assets, net:

	September 30, 2020			September 30, 2019
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Finite-lived intangible assets:
Tradenames	$258.8	$(61.7)	$197.1	$254.1	$(48.9)	$205.2
Customer accounts	212.6	(77.6)	135.0	210.7	(60.6)	150.1
Technology	49.2	(39.3)	9.9	49.8	(36.7)	13.1
Other	24.3	(11.0)	13.3	24.4	(9.2)	15.2
Total finite-lived intangible assets, net			355.3			383.6
Indefinite-lived intangible assets:
Indefinite-lived tradenames			168.2			168.2
Roundup® marketing agreement amendment			155.7			155.7
Total indefinite-lived intangible assets			323.9			323.9
Total intangible assets, net			$679.2			$707.5
During the third quarter of fiscal 2018, the Company’s Hawthorne segment recognized a non-cash impairment charge of $17.5 related to the settlement of a portion of certain previously acquired customer relationships due to the acquisition of Sunlight Supply.

Table of Contents	THE SCOTTS MIRACLE-GRO COMPANY NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued) (Dollars in millions, except per share data)

Total amortization expense was $32.5, $33.4 and $30.0 for fiscal 2020, fiscal 2019 and fiscal 2018, respectively. Amortization expense is estimated to be as follows for the years ending September 30:

2021	$29.4
2022	27.0
2023	24.3
2024	21.6
2025	20.5

NOTE 6.  DETAIL OF CERTAIN FINANCIAL STATEMENT ACCOUNTS
The following is detail of certain financial statement accounts:

	September 30,
	2020	2019
INVENTORIES:
Finished goods	$390.3	$344.9
Raw materials	164.8	131.8
Work-in-progress	66.8	63.6
	$621.9	$540.3

	September 30,
	2020	2019
PROPERTY, PLANT AND EQUIPMENT, NET:
Land and improvements	$139.0	$129.4
Buildings	260.0	255.9
Machinery and equipment	571.0	554.5
Furniture and fixtures	47.9	45.7
Software	112.8	107.0
Finance / capital leases	39.8	26.6
Aircraft	16.6	16.6
Construction in progress	55.0	38.3
	1,242.1	1,174.0
Less: accumulated depreciation	(682.1)	(628.0)
	$560.0	$546.0
OTHER ASSETS:
Operating lease right-of-use assets	$156.0	$—
Loans receivable	100.0	95.1
Accrued pension, postretirement and executive retirement assets	64.3	50.8
Bonnie Option	23.3	11.3
Contingent consideration receivable	17.9	16.7
Unamortized debt issuance costs	5.6	7.7
Other	13.5	13.2
	$380.6	$194.8

Table of Contents	THE SCOTTS MIRACLE-GRO COMPANY NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued) (Dollars in millions, except per share data)

	September 30,
	2020	2019
OTHER CURRENT LIABILITIES:
Payroll and other compensation accruals	$144.6	$73.2
Advertising and promotional accruals	117.4	74.0
Current operating lease liabilities	47.5	—
Accrued taxes	42.8	22.4
Accrued dividends	21.8	7.1
Accrued interest	15.4	16.7
Accrued insurance and claims	12.2	11.7
Accrued restructuring and other	3.1	8.5
Other	88.2	64.6
	$493.0	$278.2
OTHER NON-CURRENT LIABILITIES:
Non-current operating lease liabilities	$113.3	$—
Accrued pension, postretirement and executive retirement liabilities	96.2	86.9
Deferred tax liabilities	25.2	36.3
Other	37.4	38.3
	$272.1	$161.5

NOTE 7.  MARKETING AGREEMENT
The Scotts Company LLC (“Scotts LLC”) is the exclusive agent of Monsanto, for the marketing and distribution of certain of Monsanto’s consumer Roundup® branded products in the United States and certain other specified countries. Effective August 1, 2019, the Company entered into the Third Restated Agreement which amended, among other things, the provisions of the Restated Marketing Agreement relating to commissions, contributions, noncompetition, and termination. The annual commission payable under the Third Restated Agreement is equal to 50% of the actual earnings before interest and income taxes of Monsanto’s consumer Roundup® business in the markets covered by the Third Restated Agreement (“Program EBIT”). Prior to the Third Restated Agreement, the annual commission payable was equal to (1) 50% of the actual earnings before interest and income taxes of Monsanto’s consumer Roundup® business in the markets covered by the Restated Marketing Agreement for program years 2017 and 2018 and (2) 50% of the actual earnings before interest and income taxes of Monsanto’s consumer Roundup® business in the markets covered by the Restated Marketing Agreement in excess of $40.0 for program year 2019. The Third Restated Agreement also requires the Company to make annual payments of $18.0 to Monsanto as a contribution against the overall expenses of its consumer Roundup® business, subject to reduction pursuant to the Third Restated Agreement for any program year in which the Program EBIT does not equal or exceed $36.0. During fiscal 2019, Monsanto agreed to reimburse the Company for $20.0 of additional expenses incurred by the Company for certain activities connected to the Roundup® marketing agreement and this payment was recognized in the “Net sales” line in the Consolidated Statements of Operations.
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
•Monsanto may terminate the Third Restated Agreement in the event that Monsanto decides to decommission the permits, licenses and registrations needed for, and the trademarks, trade names, packages, copyrights and designs used in, the sale of the Roundup® products in the lawn and garden market (a “Brand Decommissioning Termination”); and
•Each party may terminate the Third Restated Agreement if Program EBIT falls below $50.0 and, in such case, no termination fee would be payable to either party.
The termination fee structure requires Monsanto to pay a termination fee to the Company in an amount equal to (i) $175.0 upon a Convenience Termination, (ii) $375.0 upon a Brand Decommissioning Termination, and (iii) the greater of $175.0 or four times an amount equal to the average of the Program EBIT for the three program years before the year of termination,

Table of Contents	THE SCOTTS MIRACLE-GRO COMPANY NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued) (Dollars in millions, except per share data)

minus $186.4, if Monsanto or its successor terminates the Third Restated Agreement as a result of a Roundup Sale or Change of Control of Monsanto (each, as defined in the Third Restated Agreement).
In connection with the signing of the Third Restated Agreement, the Company also entered into the Brand Extension Agreement Asset Purchase Agreement (the “BEA Purchase Agreement”). The BEA Purchase Agreement provides for the sale by the Company to Monsanto of specified assets related to, among other things, the development, manufacture, production, advertising, marketing, promotion, distribution, importation, exportation, offer for sale and sale of specified Roundup® branded products sold outside the non-selective weedkiller category within the residential lawn and garden market. The consideration paid by Monsanto was $112.0 plus the value of finished goods inventory of $3.5. This consideration was recorded in the “Prepaid and other current assets” line in the Consolidated Balance Sheets until it was received by the Company on January 13, 2020. The carrying value of the assets sold, which included the brand extension agreement intangible asset with a carrying value of $111.7, approximated the consideration received, resulting in an insignificant gain on the sale.
The elements of the net commission and reimbursements earned under the Restated Marketing Agreement and Third Restated Agreement and included in the “Net sales” line in the Consolidated Statements of Operations are as follows:

	Year Ended September 30
	2020	2019	2018
Gross commission	$90.4	$58.4	$80.5
Contribution expenses	(18.0)	(18.0)	(18.0)
Amortization of marketing fee	—	—	(0.8)
Net commission	72.4	40.4	61.7
Reimbursements associated with Roundup® marketing agreement	61.6	73.4	54.5
Total net sales associated with Roundup® marketing agreement	$134.0	$113.8	$116.2

NOTE 8.  ACQUISITIONS AND INVESTMENTS
FISCAL 2018
Sunlight Supply
On June 4, 2018, the Company’s Hawthorne segment acquired substantially all of the assets and certain liabilities of Sunlight Supply. At the time of acquisition, Sunlight Supply was a leading developer, manufacturer, marketer and distributor of horticultural, organics, lighting and hydroponic gardening products. Prior to the transaction, Sunlight Supply served as a non-exclusive distributor of the Company. The purchase price of Sunlight Supply was $459.1, a portion of which was paid by the issuance of 0.3 million Common Shares, a non-cash investing and financing activity, with a fair value of $23.4 based on the average share price at the time of payment. The purchase price included contingent consideration, a non-cash investing activity, with an initial fair value of $3.1 and a maximum payout of $20.0, which was finalized during the third quarter of fiscal 2019 and resulted in no additional payment by the Company. The purchase price was also subject to a post-closing net working capital adjustment which was paid during the first quarter of fiscal 2019.
The valuation of the acquired assets included (i) $5.3 of cash, prepaid and other current assets, (ii) $19.3 of accounts receivable, (iii) $84.3 of inventory, (iv) $64.4 of fixed assets, (v) $11.7 of accounts payable and other current liabilities, (vi) $151.1 of finite-lived identifiable intangible assets, and (vii) $146.4 of tax-deductible goodwill. Identifiable intangible assets included tradenames of $65.1, customer relationships of $84.1 and non-competes of $1.9 with useful lives ranging between 5 and 25 years. The estimated fair values of the identifiable intangible assets were determined using an income-based approach, which includes market participant expectations of cash flows that an asset will generate over the remaining useful life discounted to present value using an appropriate discount rate. The contingent consideration related to the Sunlight Supply acquisition was required to be accounted for as a derivative instrument and was recorded at fair value in the “Other current liabilities” line in the Consolidated Balance Sheets, with changes in fair value recognized in the “Impairment, restructuring and other” line in the Consolidated Statements of Operations.
The acquisition of Sunlight Supply also resulted in the settlement of a portion of certain previously acquired customer relationships, which resulted in a non-cash impairment charge of $17.5 recognized in the “Impairment, restructuring and other” line in the Consolidated Statements of Operations during the third quarter of fiscal 2018 to reduce the carrying value of these previously acquired customer relationship intangible assets to an estimated fair value of $30.9. The estimated fair value was determined using an income-based approach, which includes market participant expectations of cash flows that an asset will generate over the remaining useful life discounted to present value using an appropriate discount rate, and has been included as part of goodwill. Additionally, the Company reduced the value of deferred tax liabilities associated with the write-off of these

Table of Contents	THE SCOTTS MIRACLE-GRO COMPANY NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued) (Dollars in millions, except per share data)

previously acquired customer relationship intangible assets by $7.3, which was recognized in the “Income tax expense (benefit) from continuing operations” line in the Consolidated Statement of Operations for fiscal 2018.
The following unaudited pro forma information presents the combined results of operations as if the acquisition of Sunlight Supply had occurred at the beginning of fiscal 2017. Sunlight Supply’s pre-acquisition results have been added to the Company’s historical results. The pro forma results contained in the table below include adjustments for (i) the elimination of intercompany sales, (ii) amortization of acquired intangibles, (iii) increased depreciation expense as a result of acquisition date fair value adjustments, (iv) decreased cost of goods sold for fiscal 2018 related to the acquisition date inventory fair value adjustment, (v) increased interest expense related to the financing of the acquisition, (vi) removal of the non-cash impairment charge of $17.5 during the third quarter of fiscal 2018 related to the settlement of a portion of certain previously acquired customer relationships due to the acquisition of Sunlight Supply, (vii) adjustments to tax expense based on condensed consolidated pro forma results, and (viii) the impact of additional Common Shares issued as a result of the acquisition. The pro forma information does not reflect the realization of any potential cost savings or other synergies from the acquisition as a result of restructuring activities and other cost savings initiatives. These pro forma results have been prepared for comparative purposes only and are not necessarily indicative of the results of operations as they would have been had the acquisitions occurred on the assumed dates, nor are they necessarily an indication of future operating results.

Year Ended September 30
Unaudited Consolidated Pro Forma Results	2018
Proforma net sales	$2,879.7
Proforma net income attributable to controlling interest	90.0
Proforma diluted net income per common share	1.57
Gavita
On May 26, 2016, the Company’s Hawthorne segment acquired majority control and a 75% economic interest in Gavita. Gavita’s former ownership group initially retained a 25% noncontrolling interest in Gavita consisting of ownership of 5% of the outstanding shares of Gavita and a loan with interest payable based on distributions by Gavita. On October 2, 2017, the Company’s Hawthorne segment acquired the remaining 25% noncontrolling interest in Gavita, including Agrolux, for $69.2, plus payment of contingent consideration of $3.0. The carrying value of the 25% noncontrolling interest consisted of long-term debt of $55.6 and noncontrolling interest of $7.9. The difference between purchase price and carrying value of $5.7 was recognized in the “Common shares and capital in excess of $0.01 stated value per share” line within “Total equity—controlling interest” in the Consolidated Balance Sheets.
Can-Filters
On October 11, 2017, the Company’s Hawthorne segment completed the acquisition of substantially all of the U.S. and Canadian assets of Can-Filters Group Inc. (“Can-Filters”), a wholesaler of ventilation products for indoor and hydroponic gardening and industrial market customers, for $74.1. The valuation of the acquired assets included (i) $1.5 of cash, prepaid and other current assets, (ii) $7.7 of inventory and accounts receivable, (iii) $4.4 of fixed assets, (iv) $0.7 of accounts payable and other current liabilities, (v) $39.7 of finite-lived identifiable intangible assets, and (vi) $21.5 of tax-deductible goodwill. Identifiable intangible assets included tradenames and customer relationships with useful lives of 25 years. The estimated fair value of the identifiable intangible assets were determined using an income-based approach, which includes market participant expectations of cash flows that an asset will generate over the remaining useful life discounted to present value using an appropriate discount rate. Net sales for Can-Filters included within the Hawthorne segment for fiscal 2018 were $10.7.

NOTE 9. INVESTMENT IN UNCONSOLIDATED AFFILIATES
On April 13, 2016, pursuant to the terms of the Contribution and Distribution Agreement (the “Contribution Agreement”) between the Company and TruGreen Holding Corporation (“TruGreen Holdings”), the Company completed the contribution of the Scotts LawnService® business (the “SLS Business”) to Outdoor Home Services Holdings LLC, a lawn services joint venture between the Company and TruGreen Holding Corporation (the “TruGreen Joint Venture”), in exchange for a minority equity interest of approximately 30% in the TruGreen Joint Venture. The Company’s interest had an initial fair value of $294.0 and was accounted for using the equity method of accounting. In connection with the closing of the transactions contemplated by the Contribution Agreement on April 13, 2016, the TruGreen Joint Venture obtained debt financing and made a distribution of $196.2 to the Company and the Company invested $18.0 in second lien term loan financing to the TruGreen Joint Venture. The Company was reimbursed $1.4 during fiscal 2018 for expenses incurred pursuant to a short-term transition services agreement, payments on claims associated with insurance programs and an employee leasing agreement. In the first quarter of fiscal 2018, the Company’s net investment and advances were reduced to a liability and subsequently the Company no longer recorded its proportionate share of the TruGreen Joint Venture earnings in the Consolidated Statements of Operations.

Table of Contents	THE SCOTTS MIRACLE-GRO COMPANY NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued) (Dollars in millions, except per share data)

On March 19, 2019, the Company entered into an agreement under which it sold, to TruGreen Companies L.L.C., a subsidiary of TruGreen Holdings, all of its approximately 30% equity interest in the TruGreen Joint Venture. In connection with this transaction, the Company received cash proceeds of $234.2 related to the sale of its equity interest in the TruGreen Joint Venture and $18.4 related to the payoff of second lien term loan financing by the TruGreen Joint Venture. During fiscal 2019, the Company also received a distribution from the TruGreen Joint Venture intended to cover certain required tax payments of $3.5, which was classified as an investing activity in the Consolidated Statements of Cash Flows. During fiscal 2019, the Company recognized a pre-tax gain of $259.8 related to this sale in the “Other non-operating (income) expense, net” line in the Consolidated Statements of Operations. The Company made cash tax payments of $99.5 during fiscal 2019 as a result of the sale of the Company’s equity interest.
During the fourth quarter of fiscal 2017, the Company made a $29.4 investment in an unconsolidated subsidiary whose products support the professional U.S. industrial, turf and ornamental market (the “IT&O Joint Venture”). On April 1, 2019, the Company sold all of its noncontrolling equity interest in the IT&O Joint Venture for cash proceeds of $36.6. During fiscal 2019, the Company recognized a pre-tax gain of $2.9 related to this sale in the “Other non-operating (income) expense, net” line in the Consolidated Statements of Operations. During fiscal 2019, the Company received a distribution of net earnings from the IT&O Joint Venture of $4.9, which was classified as an operating activity in the Consolidated Statements of Cash Flows. The Company provided the IT&O Joint Venture with line of credit financing of $14.3 during fiscal 2018, which was fully repaid as of September 30, 2018.

NOTE 10.  RETIREMENT PLANS
The Company sponsors a defined contribution 401(k) plan for substantially all U.S. associates. The Company matches 200% of associates’ initial 3% contribution and 50% of their remaining contribution up to 6%. The Company may make additional discretionary profit sharing matching contributions to eligible employees on their initial 4% contribution. The Company recorded charges of $27.7, $18.9 and $15.3 under the plan in fiscal 2020, fiscal 2019 and fiscal 2018, respectively.
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

Table of Contents	THE SCOTTS MIRACLE-GRO COMPANY NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued) (Dollars in millions, except per share data)

The following tables present information about benefit obligations, plan assets, annual expense, assumptions and other information about the Company’s defined benefit pension plans. The defined benefit pension plans are valued using a September 30 measurement date.

	U.S. Defined Benefit Pension Plans		International Defined Benefit Pension Plans
	2020	2019	2020	2019
Change in projected benefit obligation:
Benefit obligation at beginning of year	$108.0	$100.1	$185.2	$175.0
Interest cost	2.6	3.5	2.7	4.0
Actuarial (gain) loss	6.4	11.6	4.0	21.9
Benefits paid	(7.2)	(7.2)	(7.7)	(7.3)
Other	—	—	—	2.6
Foreign currency translation	—	—	9.5	(11.0)
Projected benefit obligation at end of year	$109.8	$108.0	$193.7	$185.2
Accumulated benefit obligation at end of year	$109.8	$108.0	$193.7	$185.2
Change in plan assets:
Fair value of plan assets at beginning of year	$81.3	$80.7	$196.6	$181.5
Actual return on plan assets	5.1	7.6	3.9	26.5
Employer contribution	2.3	0.2	7.3	7.4
Benefits paid	(7.2)	(7.2)	(7.7)	(7.3)
Foreign currency translation	—	—	9.8	(11.5)
Fair value of plan assets at end of year	$81.5	$81.3	$209.9	$196.6
Overfunded (underfunded) status at end of year	$(28.3)	$(26.7)	$16.2	$11.4

	U.S. Defined Benefit Pension Plans		International Defined Benefit Pension Plans
	2020	2019	2020	2019
Information for pension plans with an accumulated benefit obligation in excess of plan assets:
Projected benefit obligation	$109.8	$108.0	$18.3	$18.1
Accumulated benefit obligation	109.8	108.0	18.3	18.1
Fair value of plan assets	81.5	81.3	—	—
Amounts recognized in the Consolidated Balance Sheets consist of:
Noncurrent assets	$—	$—	$34.5	$29.5
Current liabilities	(0.2)	(0.2)	(0.9)	(0.9)
Noncurrent liabilities	(28.1)	(26.5)	(17.4)	(17.2)
Total amount accrued	$(28.3)	$(26.7)	$16.2	$11.4
Amounts recognized in AOCL consist of:
Actuarial loss	$47.9	$44.4	$50.2	$41.8
Prior service cost	—	—	2.6	2.5
Total amount recognized	$47.9	$44.4	$52.8	$44.3

Table of Contents	THE SCOTTS MIRACLE-GRO COMPANY NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued) (Dollars in millions, except per share data)

	U.S. Defined Benefit Pension Plans		International Defined Benefit Pension Plans
	2020	2019	2020	2019
Total change in other comprehensive loss attributable to:
Pension benefit loss during the period	$(5.3)	$(8.0)	$(7.0)	$(2.5)
Reclassification of pension benefit losses to net income	1.8	1.5	1.0	0.8
Prior service cost recognized during the period	—	—	—	(2.6)
Foreign currency translation	—	—	(2.5)	2.6
Total change in other comprehensive loss	$(3.5)	$(6.5)	$(8.5)	$(1.7)
Amounts in AOCL expected to be recognized as components of net periodic benefit cost in fiscal 2021 are as follows:
Actuarial loss	$2.1		$1.2
Prior service cost	—		0.1
Amount to be amortized into net periodic benefit cost	$2.1		$1.3
Weighted average assumptions used in development of projected benefit obligation:
Discount rate	2.05%	2.77%	1.51%	1.60%

	U.S. Defined Benefit Pension Plans			International Defined Benefit Pension Plans
	2020	2019	2018	2020	2019	2018
Components of net periodic benefit cost (income):
Interest cost	$2.6	$3.5	$3.1	$2.7	$4.0	$4.2
Expected return on plan assets	(3.9)	(4.0)	(4.6)	(6.9)	(7.1)	(7.2)
Net amortization	1.8	1.4	1.5	1.0	0.8	1.1
Net periodic benefit cost (income)	$0.5	$0.9	$—	$(3.2)	$(2.3)	$(1.9)
Weighted average assumptions used in development of net periodic benefit cost (income):
Weighted average discount rate - interest cost	2.44%	3.67%	2.87%	1.42%	2.34%	2.21%
Expected return on plan assets	5.00%	5.25%	5.50%	3.39%	3.94%	4.45%
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

Table of Contents	THE SCOTTS MIRACLE-GRO COMPANY NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued) (Dollars in millions, except per share data)

	U.S. Defined Benefit Pension Plans	International Defined Benefit Pension Plans
Other information:
Plan asset allocations:
Target for September 30, 2021:
Equity securities	22%	20%
Debt securities	74%	80%
Real estate securities	4%	—%
Cash and cash equivalents	—%	—%
September 30, 2020
Equity securities	21%	27%
Debt securities	73%	73%
Real estate securities	4%	—%
Cash and cash equivalents	2%	—%
September 30, 2019
Equity securities	21%	27%
Debt securities	72%	72%
Real estate securities	4%	—%
Cash and cash equivalents	3%	1%

Expected company contributions in fiscal 2021	$2.9	$6.6
Expected future benefit payments:
2021	$7.7	$5.9
2022	7.4	6.1
2023	7.4	6.3
2024	7.3	6.6
2025	7.1	6.9
2026 – 2030	32.3	31.9

The following tables set forth the fair value of the Company’s pension plan assets, segregated by level within the fair value hierarchy:

		U.S. Defined Benefit Pension Plans		International Defined Benefit Pension Plans
	Fair Value Hierarchy Level	2020	2019	2020	2019
Cash and cash equivalents	Level 1	$1.8	$2.6	$0.5	$1.1
Total assets in the fair value hierarchy		$1.8	$2.6	$0.5	$1.1
Common collective trusts measured at net asset value
Real estate		$2.9	$3.2	$—	$—
Equities		17.5	16.6	57.3	53.3
Fixed income		59.3	58.9	152.1	142.2
Total common collective trusts measured at net asset value		79.7	78.7	209.4	195.5
Total assets at fair value		$81.5	$81.3	$209.9	$196.6
The carrying value of cash equivalents approximated their aggregate fair value as of September 30, 2020 and 2019. Common collective trusts are not publicly traded and were valued at a net asset value unit price determined by the portfolio’s sponsor based on the fair value of underlying assets held by the common collective trust on September 30, 2020 and 2019. The common collective trusts hold underlying investments that have prices derived from quoted prices in active markets. The

Table of Contents	THE SCOTTS MIRACLE-GRO COMPANY NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued) (Dollars in millions, except per share data)

underlying assets are principally marketable equity and fixed income securities. Common collective trust assets from the prior year were reclassified in the current year presentation.

NOTE 11.  ASSOCIATE MEDICAL BENEFITS
The Company provides comprehensive major medical benefits to its associates. The Company is self-insured for certain health benefits up to $0.7 per occurrence per individual. The cost of such benefits is recognized as expense in the period the claim is incurred. This cost was $34.2, $31.4 and $31.2 in fiscal 2020, fiscal 2019 and fiscal 2018, respectively.
The Company also provides comprehensive major medical benefits to certain retired associates and their dependents. Substantially all of the Company’s domestic associates who were hired before January 1, 1998 become eligible for these benefits if they retire at age 55 or older with more than ten years of service. The retiree medical plan requires certain minimum contributions from retired associates and includes provisions to limit the overall cost increases the Company is required to cover. The Company funds its portion of retiree medical benefits as claims are paid.
The following tables set forth information about the retiree medical plan for domestic associates. The retiree medical plan is valued using a September 30 measurement date.

	2020	2019
Change in Accumulated Plan Benefit Obligation (APBO):
Benefit obligation at beginning of year	$22.8	$21.4
Service cost	0.2	0.2
Interest cost	0.6	0.8
Plan participants’ contributions	0.4	0.3
Actuarial (gain) loss	0.7	1.9
Benefits paid	(2.3)	(1.8)
Benefit obligation at end of year	$22.4	$22.8
Change in plan assets:
Fair value of plan assets at beginning of year	$—	$—
Employer contribution	1.9	1.5
Plan participants’ contributions	0.4	0.3
Gross benefits paid	(2.3)	(1.8)
Fair value of plan assets at end of year	$—	$—
Unfunded status at end of year	$(22.4)	$(22.8)

	2020	2019
Amounts recognized in the Consolidated Balance Sheets consist of:
Current liabilities	$(1.6)	$(1.7)
Noncurrent liabilities	(20.8)	(21.1)
Total amount accrued	$(22.4)	$(22.8)
Amounts recognized in AOCL consist of:
Actuarial loss	$3.6	$3.1
Prior service credit	(2.5)	(3.6)
Total amount recognized	$1.1	$(0.5)
Total change in other comprehensive loss attributable to:
Benefit loss during the period	$(0.7)	$(1.9)
Reclassification of benefit loss and prior service credit to net income	(0.9)	(1.1)
Total change in other comprehensive loss	$(1.6)	$(3.0)

Discount rate used in development of APBO	2.48%	3.05%

Table of Contents	THE SCOTTS MIRACLE-GRO COMPANY NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued) (Dollars in millions, except per share data)

Net periodic benefit cost (income) was $(0.1) during fiscal 2020 and fiscal 2019 and $0.1 during fiscal 2018. The estimated actuarial loss and prior service credit that will be amortized from AOCL into net periodic benefit cost over the next fiscal year is $0.3 and $1.1, respectively.
For measurement as of September 30, 2020, management has assumed that health care costs will increase at an annual rate of 6.00%, and thereafter decreasing to an ultimate trend rate of 4.75% in 2026. A 100 basis point change in health cost trend rate assumptions would not have a material effect on service costs, interest costs or the APBO.
The following benefit payments under the plan are expected to be paid by the Company and the retirees for the fiscal years indicated:

	Gross Benefit Payments	Retiree Contributions	Net Company Payments
2021	$2.1	$(0.4)	$1.7
2022	2.2	(0.5)	1.7
2023	2.3	(0.6)	1.7
2024	2.2	(0.6)	1.6
2025	2.1	(0.6)	1.5
2026 – 2030	10.6	(3.4)	7.2

NOTE 12.  DEBT
The components of debt are as follows:

	September 30,
	2020	2019
Credit Facilities:
Revolving loans	$64.0	$147.2
Term loans	710.0	750.0
Senior Notes – 5.250%	250.0	250.0
Senior Notes – 6.000%	—	400.0
Senior Notes – 4.500%	450.0	—
Receivables facility	20.0	76.0
Finance / capital lease obligations	36.1	25.8
Other	1.1	10.3
Total debt	1,531.2	1,659.3
Less current portions	66.4	128.1
Less unamortized debt issuance costs	9.7	7.7
Long-term debt	$1,455.1	$1,523.5
The Company’s aggregate scheduled maturities of debt, excluding finance lease obligations, are as follows:

2021	$61.1
2022	40.0
2023	694.0
2024	—
2025	—
Thereafter	700.0
$1,495.1
Credit Facilities
On July 5, 2018, the Company entered into a fifth amended and restated credit agreement (the “Fifth A&R Credit Agreement”), providing the Company and certain of its subsidiaries with five-year senior secured loan facilities in the aggregate principal amount of $2,300.0, comprised of a revolving credit facility of $1,500.0 and a term loan in the original principal amount of $800.0 (the “Fifth A&R Credit Facilities”).

Table of Contents	THE SCOTTS MIRACLE-GRO COMPANY NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued) (Dollars in millions, except per share data)

At September 30, 2020, the Company had letters of credit outstanding in the aggregate principal amount of $20.3, and $1,415.7 of borrowing availability under the Fifth A&R Credit Agreement. The weighted average interest rates on average borrowings under the Fifth A&R Credit Agreement were 3.3%, 4.6% and 4.0% for fiscal 2020, fiscal 2019 and fiscal 2018, respectively.
The Fifth A&R Credit Agreement contains, among other obligations, an affirmative covenant regarding the Company’s leverage ratio on the last day of each quarter calculated as average total indebtedness, divided by the Company’s earnings before interest, taxes, depreciation and amortization (“EBITDA”), as adjusted pursuant to the terms of the Fifth A&R Credit Agreement (“Adjusted EBITDA”). The maximum leverage ratio was 4.75 for the second quarter of fiscal 2020 through the fourth quarter of fiscal 2020 and is 4.50 for the first quarter of fiscal 2021 and thereafter. The Company’s leverage ratio was 2.48 at September 30, 2020. The Fifth A&R Credit Agreement also contains an affirmative covenant regarding the Company’s interest coverage ratio determined as of the end of each of its fiscal quarters. The interest coverage ratio is calculated as Adjusted EBITDA divided by interest expense, as described in the Fifth A&R Credit Agreement, and excludes costs related to refinancings. The minimum interest coverage ratio was 3.00 for the twelve months ended September 30, 2020. The Company’s interest coverage ratio was 10.12 for the twelve months ended September 30, 2020.
The Fifth A&R Credit Agreement allows the Company to make unlimited restricted payments (as defined in the Fifth A&R Credit Agreement), including dividend payments and repurchases of Common Shares, as long as the leverage ratio resulting from the making of such restricted payments is 4.00 or less. Otherwise, the Company may make further restricted payments in an aggregate amount for each fiscal year not to exceed $225.0 for fiscal 2020 and thereafter.
Senior Notes
On December 15, 2016, Scotts Miracle-Gro issued $250.0 aggregate principal amount of 5.250% Senior Notes due 2026 (the “5.250% Senior Notes”). The 5.250% Senior Notes represent general unsecured senior obligations and rank equal in right of payment with the Company’s existing and future unsecured senior debt. The 5.250% Senior Notes have interest payment dates of June 15 and December 15 of each year. Substantially all of Scotts Miracle-Gro’s directly and indirectly owned domestic subsidiaries serve as guarantors of the 5.250% Senior Notes.
On October 22, 2019, Scotts Miracle-Gro issued $450.0 aggregate principal amount of 4.500% Senior Notes due 2029 (the “4.500% Senior Notes”). The net proceeds of the offering were used to redeem all of the Company’s outstanding 6.000% Senior Notes due 2023 (the “6.000% Senior Notes”) and for general corporate purposes. The 4.500% Senior Notes represent general unsecured senior obligations and rank equal in right of payment with the Company’s existing and future unsecured senior debt. The 4.500% Senior Notes have interest payment dates of April 15 and October 15 of each year. All of Scotts Miracle-Gro’s domestic subsidiaries that serve as guarantors of the 5.250% Senior Notes also serve as guarantors of the 4.500% Senior Notes.
On October 23, 2019, Scotts Miracle-Gro redeemed all of its outstanding 6.000% Senior Notes for a redemption price of $412.5, comprised of $0.5 of accrued and unpaid interest, $12.0 of redemption premium, and $400.0 for outstanding principal amount. The $12.0 redemption premium was recognized in the “Costs related to refinancing” line on the Consolidated Statements of Operations during the first quarter of fiscal 2020. Additionally, the Company had $3.1 in unamortized bond issuance costs associated with the 6.000% Senior Notes, which were written-off during the first quarter of fiscal 2020 and were recognized in the “Costs related to refinancing” line in the Consolidated Statements of Operations.
Receivables Facility
On April 7, 2017, the Company entered into a Master Repurchase Agreement (including the annexes thereto, the “Repurchase Agreement”) and a Master Framework Agreement, as amended annually (the “Framework Agreement” and, together with the Repurchase Agreement, the “Receivables Facility”). Under the Receivables Facility, the Company may sell a portfolio of available and eligible outstanding customer accounts receivable to the purchasers and simultaneously agree to repurchase the receivables on a weekly basis. The eligible accounts receivable consist of accounts receivable generated by sales to three specified customers. The eligible amount of customer accounts receivables which may be sold under the Receivables Facility is $400.0 and the commitment amount during the seasonal commitment period beginning on February 26, 2021 and ending on June 18, 2021 is $160.0. The Receivables Facility expires on August 20, 2021.
The Company accounts for the sale of receivables under the Receivables Facility as short-term debt and continues to carry the receivables on its Consolidated Balance Sheets, primarily as a result of the Company’s requirement to repurchase receivables sold. As of September 30, 2020 and 2019, there were $20.0 and $76.0, respectively, in borrowings on receivables pledged as collateral under the Receivables Facility, and the carrying value of the receivables pledged as collateral was $22.3 and $84.5, respectively.

Table of Contents	THE SCOTTS MIRACLE-GRO COMPANY NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued) (Dollars in millions, except per share data)

Interest Rate Swap Agreements
The Company has outstanding interest rate swap agreements with major financial institutions that effectively convert a portion of the Company’s variable-rate debt to a fixed rate. The swap agreements had a maximum total U.S. dollar equivalent notional amount of $600.0 and $850.0 at September 30, 2020 and 2019, respectively. Interest payments made between the effective date and expiration date are hedged by the swap agreements, except as noted below.
The notional amount, effective date, expiration date and rate of each of these swap agreements outstanding at September 30, 2020 are shown in the table below:

Notional Amount		Effective Date (a)	Expiration Date	Fixed Rate
$100		6/20/2018	10/20/2020	2.15%
200	(b)	11/7/2018	6/7/2021	2.87%
100		11/7/2018	7/7/2021	2.96%
200		11/7/2018	10/7/2021	2.98%
100		12/21/2020	6/20/2023	1.36%
300	(b)	1/7/2021	6/7/2023	1.34%
200		10/7/2021	6/7/2023	1.37%
200	(b)	1/20/2022	6/20/2024	0.58%
200		6/7/2023	6/8/2026	0.85%
(a)The effective date refers to the date on which interest payments are first hedged by the applicable swap agreement.
(b)Notional amount adjusts in accordance with a specified seasonal schedule. This represents the maximum notional amount at any point in time.
Weighted Average Interest Rate
The weighted average interest rates on the Company’s debt were 4.3%, 4.8% and 4.3% for fiscal 2020, fiscal 2019 and fiscal 2018, respectively.

NOTE 13.  EQUITY
Authorized and issued shares consisted of the following (in millions):

September 30,
	2020	2019
Preferred shares, no par value:
Authorized	0.2 shares	0.2 shares
Issued	0.0 shares	0.0 shares
Common shares, no par value, $0.01 stated value per share:
Authorized	100.0 shares	100.0 shares
Issued	68.1 shares	68.1 shares
In fiscal 1995, The Scotts Company merged with Stern’s Miracle-Gro Products, Inc. (“Miracle-Gro”). At September 30, 2020, the former shareholders of Miracle-Gro, including the Hagedorn Partnership, L.P., owned approximately 25% of Scotts Miracle-Gro’s outstanding Common Shares on a fully diluted basis and, thus, have the ability to significantly influence the election of directors and other actions requiring the approval of Scotts Miracle-Gro’s shareholders.
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

Table of Contents	THE SCOTTS MIRACLE-GRO COMPANY NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued) (Dollars in millions, except per share data)

Accumulated Other Comprehensive Loss
Changes in AOCL by component were as follows for the fiscal years ended September 30:

	Foreign Currency Translation Adjustments	Net Unrealized Gain (Loss) On Derivative Instruments	Net Unrealized Gain (Loss) in Pension and Other Post-Retirement Benefits	Accumulated Other Comprehensive Income (Loss)
Balance at September 30, 2017	$(16.7)	$2.0	$(54.5)	$(69.2)
Other comprehensive income (loss) before reclassifications	(3.7)	12.7	10.0	19.0
Amounts reclassified from accumulated other comprehensive net income (loss)	11.7	(4.2)	1.7	9.2
Income tax benefit (expense)	—	(2.2)	(2.8)	(5.0)
Net current period other comprehensive income (loss)	8.0	6.3	8.9	23.2
Balance at September 30, 2018	(8.7)	8.3	(45.6)	(46.0)
Other comprehensive income (loss) before reclassifications	(11.2)	(20.1)	(15.0)	(46.3)
Amounts reclassified from accumulated other comprehensive net income (loss)	2.5	(2.0)	2.8	3.3
Income tax benefit (expense)	—	5.7	3.2	8.9
Net current period other comprehensive income (loss)	(8.7)	(16.4)	(9.0)	(34.1)
Adoption of new accounting pronouncements (see Note 1)	—	—	(13.8)	(13.8)
Balance at September 30, 2019	(17.4)	(8.1)	(68.4)	(93.9)
Other comprehensive income (loss) before reclassifications	10.5	(19.7)	(12.9)	(22.1)
Amounts reclassified from accumulated other comprehensive net income (loss)	0.8	10.1	0.3	11.2
Income tax benefit (expense)	—	2.5	3.2	5.7
Net current period other comprehensive income (loss)	11.3	(7.1)	(9.4)	(5.2)
Balance at September 30, 2020	$(6.2)	$(15.1)	$(77.8)	$(99.1)
The sum of the components may not equal due to rounding.
During the second quarter of fiscal 2019, the Company recognized a charge of $2.5 in the “Other non-operating (income) expense, net” line in the Consolidated Statements of Operations related to the write-off of accumulated foreign currency translation loss adjustments of a foreign subsidiary that was substantially liquidated. During the second quarter of fiscal 2018, the Company repatriated cash from a foreign subsidiary resulting in the liquidation of substantially all of the assets of the subsidiary and the write-off of accumulated foreign currency translation loss adjustments of $11.7 within the “Other non-operating (income) expense, net” line in the Consolidated Statements of Operations.
Dividends
On July 30, 2019, the Scotts Miracle-Gro Board of Directors approved an increase in the Company’s quarterly cash dividend from $0.55 to $0.58 per Common Share. On July 27, 2020, the Scotts Miracle-Gro Board of Directors approved an increase in the Company’s quarterly cash dividend from $0.58 to $0.62 per Common Share. In addition, on July 27, 2020, the Scotts Miracle-Gro Board of Directors approved a special cash dividend of $5.00 per Common Share, which was paid on September 10, 2020 to all shareholders of record at the close of business on August 27, 2020.
Share Repurchases
On August 11, 2014, Scotts Miracle-Gro announced that its Board of Directors authorized the repurchase of up to $500.0 of Common Shares over a five-year period (effective November 1, 2014 through September 30, 2019). On August 3, 2016, Scotts Miracle-Gro announced that its Board of Directors authorized a $500.0 increase to the share repurchase authorization ending on September 30, 2019. On August 2, 2019, the Scotts Miracle-Gro Board of Directors authorized an extension of the share repurchase authorization through March 28, 2020. The amended authorization allowed for repurchases of Common Shares of up to an aggregate amount of $1,000.0 through March 28, 2020. During fiscal 2020 through March 28, 2020, Scotts Miracle-Gro repurchased 0.4 million Common Shares under the share repurchase authorization for $48.2. There were no share repurchases under the share repurchase authorization during fiscal 2019. During fiscal 2018, Scotts Miracle-Gro repurchased

Table of Contents	THE SCOTTS MIRACLE-GRO COMPANY NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued) (Dollars in millions, except per share data)

3.5 million Common Shares for $323.1. From the effective date of the share repurchase authorization in the fourth quarter of fiscal 2014 through March 28, 2020, Scotts Miracle-Gro repurchased approximately 8.7 million Common Shares for $762.8.
On February 6, 2020, the Company announced a new share repurchase program allowing for repurchases of up to $750.0 of Common Shares from April 30, 2020 through March 25, 2023. The authorization provides the Company with flexibility to purchase Common Shares from time to time in open market purchases or through privately negotiated transactions. All or part of the repurchases may be made under Rule 10b5-1 plans, which the Company may enter into from time to time and which enable the repurchases to occur on a more regular basis, or pursuant to accelerated share repurchases. The share repurchase authorization may be suspended or discontinued by the Board of Directors at any time, and there can be no guarantee as to the timing or amount of any repurchases. Effective March 30, 2020, management elected to temporarily suspend share repurchase activity in order to enhance the Company’s financial flexibility in response to the COVID-19 pandemic. Accordingly, there were no share repurchases under this share repurchase authorization during fiscal 2020. Subsequent to September 30, 2020, management has elected to commence share repurchase activity. The “Treasury share purchases” lines in the Consolidated Statements of Shareholders’ Equity includes cash paid to tax authorities to satisfy statutory income tax withholding obligations related to share-based compensation of $4.9, $2.7 and $3.0 for fiscal 2020, fiscal 2019 and fiscal 2018, respectively.
Acquisition of Sunlight Supply
On June 4, 2018, Scotts Miracle-Gro issued 0.3 million Common Shares, which represented a carrying value of $20.7, out of its treasury shares for payment of a portion of the purchase price for the acquisition of Sunlight Supply.
Gavita
On October 2, 2017, the Company’s Hawthorne segment acquired the remaining 25% noncontrolling interest in Gavita, including Agrolux, for $69.2, plus payment of contingent consideration of $3.0. The carrying value of the 25% noncontrolling interest consisted of long-term debt of $55.6 and noncontrolling interest of $7.9. The difference between purchase price and carrying value of $5.7 was recognized in the “Common shares and capital in excess of $0.01 stated value per share” line within “Total equity—controlling interest” in the Consolidated Balance Sheets.
Share-Based Awards
On January 30, 2017, the Company issued 0.5 million upfront performance-based award units, covering a five-year performance period, with an estimated fair value of $43.3 on the date of grant to certain senior executives as part of its Project Focus initiative. These awards provide for a five-year vesting period based on achievement of specific performance goals aligned with the strategic objectives of the Company’s Project Focus initiatives. Based on the extent to which the targets are achieved, vested shares may range from 50 to 250 percent of the target award amount. The performance goals include a combination of five year cumulative operating cash flow less capital expenditures; five year average annual non-GAAP diluted EPS growth; and dividend yield.
A maximum of 7.3 million Common Shares are available for issuance under share-based award plans. At September 30, 2020, approximately 2.7 million Common Shares were not subject to outstanding awards and were available to underlie the grant of new share-based awards. Common Shares held in treasury totaling 0.4 million, 0.5 million and 0.4 million were reissued in support of share-based compensation awards and employee purchases under the employee stock purchase plan during fiscal 2020, fiscal 2019 and fiscal 2018, respectively.

Table of Contents	THE SCOTTS MIRACLE-GRO COMPANY NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued) (Dollars in millions, except per share data)

The following is a summary of the share-based awards granted during each of the periods indicated:

	Year Ended September 30,
	2020	2019	2018
Employees
Options	37,255	—	—
Restricted stock units	119,726	166,534	198,807
Performance units	37,570	131,644	246,430
Non-Employee Directors
Restricted and deferred stock units	18,948	32,101	25,858
Total share-based awards	213,499	330,279	471,095

Aggregate fair value at grant dates	$21.5	$25.5	$43.5
Total share-based compensation was as follows for each of the periods indicated:

	Year Ended September 30,
	2020	2019	2018
Share-based compensation	$57.9	$38.4	$40.5
Related tax benefit recognized	14.6	9.5	10.5
Excess tax benefits related to share-based compensation were $5.8, $2.8 and $4.5 for fiscal 2020, fiscal 2019 and fiscal 2018, respectively.
Stock Options
Aggregate stock option activity was as follows:

	No. of Options	Wtd. Avg. Exercise Price
Awards outstanding at September 30, 2019	862,388	$59.52
Granted	37,255	57.89
Exercised	(280,418)	55.19
Awards outstanding at September 30, 2020	619,225	57.90
Exercisable	619,225	57.90
At September 30, 2020, the total pre-tax compensation cost, net of estimated forfeitures, related to nonvested stock options not yet recognized was zero. The total intrinsic value of stock options exercised was $21.9, $17.5 and $17.2 during fiscal 2020, fiscal 2019 and fiscal 2018, respectively. Cash received from the exercise of stock options, including amounts received from employee purchases under the employee stock purchase plan, was $17.6, $21.4 and $10.5 for fiscal 2020, fiscal 2019 and fiscal 2018, respectively. The following summarizes certain information pertaining to stock option awards outstanding and exercisable at September 30, 2020 (options in millions):

	Awards Outstanding			Awards Exercisable
Range of Exercise Price	No. of Options	Wtd. Avg. Remaining Life	Wtd. Avg. Exercise Price	No. of Options	Wtd. Avg. Remaining Life	Wtd. Avg. Exercise Price
$42.60 - $42.60	0.1	1.30	$42.60	0.1	1.30	$42.60
$59.62 - $64.55	0.5	4.90	62.47	0.5	4.90	62.47
	0.6	4.07	57.90	0.6	4.07	57.90
The intrinsic values of the stock option awards outstanding and exercisable at September 30, 2020 were as follows:

2020
Outstanding	$58.8
Exercisable	58.8

Table of Contents	THE SCOTTS MIRACLE-GRO COMPANY NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued) (Dollars in millions, except per share data)

Restricted share-based awards
Restricted share-based award activity (including restricted stock units and deferred stock units) was as follows:

	No. of Shares	Wtd. Avg. Grant Date Fair Value per Share
Awards outstanding at September 30, 2019	488,409	$85.94
Granted	138,674	121.78
Vested	(126,096)	91.21
Forfeited	(750)	100.12
Awards outstanding at September 30, 2020	500,237	94.53
At September 30, 2020, the total pre-tax compensation cost, net of estimated forfeitures, related to nonvested restricted share units not yet recognized was $10.7, which is expected to be recognized over a weighted-average period of 1.6 years. The total fair value of restricted stock units and deferred stock units vested was $15.2 during fiscal 2020 and $6.3 during fiscal 2019 and fiscal 2018.
Performance-based awards
Performance-based award activity was as follows (based on target award amounts):

	No. of Units	Wtd. Avg. Grant Date Fair Value per Unit
Awards outstanding at September 30, 2019	648,131	$90.13
Granted	37,570	123.82
Vested (a)	(19,421)	92.73
Forfeited	(152)	98.81
Awards outstanding at September 30, 2020	666,128	92.85

(a)Vested at a weighted average of 166 percent of the target performance share units granted.
At September 30, 2020, the total pre-tax compensation cost, net of estimated forfeitures, related to nonvested performance-based units not yet recognized was $28.3, which is expected to be recognized over a weighted-average period of 1.6 years. The total fair value of performance-based units vested was $3.9 during fiscal 2020 and fiscal 2019 and $3.4 during fiscal 2018.

Table of Contents	THE SCOTTS MIRACLE-GRO COMPANY NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued) (Dollars in millions, except per share data)

NOTE 14.  EARNINGS PER COMMON SHARE
The following table presents information necessary to calculate basic and diluted income per Common Share.

	Year Ended September 30,
	2020	2019	2018
Income from continuing operations	$386.9	$436.7	$127.6
Net (income) loss attributable to noncontrolling interest	(1.2)	0.5	—
Income attributable to controlling interest from continuing operations	385.7	437.2	127.6
Income (loss) from discontinued operations, net of tax	1.7	23.5	(63.9)
Net income attributable to controlling interest	$387.4	$460.7	$63.7
BASIC INCOME PER COMMON SHARE:
Weighted-average Common Shares outstanding during the period	55.7	55.5	56.2
Income from continuing operations	$6.92	$7.88	$2.27
Income (loss) from discontinued operations	0.04	0.42	(1.14)
Net income	$6.96	$8.30	$1.13
DILUTED INCOME PER COMMON SHARE:
Weighted-average Common Shares outstanding during the period	55.7	55.5	56.2
Dilutive potential Common Shares	1.2	0.8	0.9
Weighted-average number of Common Shares outstanding and dilutive potential Common Shares	56.9	56.3	57.1
Income from continuing operations	$6.78	$7.77	$2.23
Income (loss) from discontinued operations	0.03	0.41	(1.11)
Net income	$6.81	$8.18	$1.12
Stock options with exercise prices greater than the average market price of the underlying Common Shares are excluded from the computation of diluted income per Common Share because they are out-of-the-money and the effect of their inclusion would be anti-dilutive. There were no out-of-the-money options for the year ended September 30, 2020, 2019 or 2018.

NOTE 15.  INCOME TAXES
The provision (benefit) for income taxes allocated to continuing operations consisted of the following:

	Year Ended September 30,
	2020	2019	2018
Current:
Federal	$104.3	$169.3	$47.7
State	25.3	20.3	10.3
Foreign	0.3	4.2	0.2
Total Current	129.9	193.8	58.2
Deferred:
Federal	(1.6)	(40.6)	(58.4)
State	(2.0)	(5.4)	(2.0)
Foreign	(2.6)	(2.9)	(9.7)
Total Deferred	(6.2)	(48.9)	(70.1)
Income tax expense (benefit) from continuing operations	$123.7	$144.9	$(11.9)

Table of Contents	THE SCOTTS MIRACLE-GRO COMPANY NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued) (Dollars in millions, except per share data)

The domestic and foreign components of income from continuing operations before income taxes were as follows:

	Year Ended September 30,
	2020	2019	2018
Domestic	$483.7	$554.7	$159.5
Foreign	26.9	26.9	(43.8)
Income from continuing operations before income taxes	$510.6	$581.6	$115.7

A reconciliation of the federal corporate income tax rate and the effective tax rate on income from continuing operations before income taxes is summarized below:

	Year Ended September 30,
	2020	2019	2018
Statutory income tax rate	21.0%	21.0%	24.5%
Effect of foreign operations	(0.7)	0.3	7.4
State taxes, net of federal benefit	3.5	1.8	6.5
Domestic Production Activities Deduction permanent difference	—	—	(4.4)
Effect of other permanent differences	—	(0.2)	(3.0)
Research and Experimentation and other federal tax credits	(0.3)	(0.3)	(1.7)
Effect of tax contingencies	0.1	1.9	1.3
Effect of tax reform	—	—	(38.7)
Other	0.6	0.4	(2.2)
Effective income tax rate	24.2%	24.9%	(10.3)%
On December 22, 2017, the Act was signed into law. The Act made broad and complex changes to the Code that affected the Company’s financial results in two primary ways.
First, effective January 1, 2018, the Act reduced the U.S. federal corporate statutory income tax rate from 35% to 21%. As the Company’s fiscal year end falls on September 30, the federal corporate statutory tax rate for fiscal 2018 was prorated to 24.5%, with the statutory rate for fiscal 2019 and beyond at 21%. As a result of the lower tax rate, the Company remeasured its U.S. deferred tax assets and liabilities based on the rates at which they are expected to reverse in the future and recognized a one-time $44.6 net tax benefit adjustment reflecting the revaluation of its net deferred tax liability at the lower tax rate.
Second, due to the move to a territorial tax system, the Act required companies to pay a mandatory one-time U.S. transition tax on deemed repatriation of certain undistributed earnings of foreign subsidiaries. The Company recorded a provisional U.S. transition tax of $21.2 for the year ended September 30, 2018 based on $97.8 of undistributed earnings of foreign subsidiaries. This expense was largely offset by $18.2 of foreign tax credits, $0.5 of which was carried forward from prior periods and offset by a full valuation allowance. The transitional impact was finalized during the fiscal year ended September 30, 2019, with no material change to tax expense.
In addition, the Act established new tax provisions that became effective for the Company beginning October 1, 2018, including (i) eliminating the U.S. manufacturing deduction; (ii) establishing new limitations on deductible interest expense and certain executive compensation; (iii) creating the base erosion anti-abuse tax (“BEAT”); (iv) creating a new provision designed to tax global intangible low-tax income (“GILTI”); (v) establishing a deduction for foreign-derived intangible income (“FDII”); and (vi) generally eliminating U.S. federal income taxes on dividends from foreign subsidiaries. The net effects of these provisions of the Act were immaterial to the Company’s tax provision for the year ended September 30, 2019.

Table of Contents	THE SCOTTS MIRACLE-GRO COMPANY NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued) (Dollars in millions, except per share data)

Deferred income taxes arise from temporary differences between financial reporting and tax reporting bases of assets and liabilities, and operating loss and tax credit carryforwards for tax purposes. The components of the deferred income tax assets and liabilities were as follows:

	September 30,
	2020	2019
DEFERRED TAX ASSETS
Accrued liabilities	$63.0	$46.7
Lease liabilities	37.0	—
Foreign tax credit carryovers	17.2	16.8
Inventories	15.1	10.2
Net operating loss carryovers	14.7	17.6
Postretirement benefits	6.5	8.4
Accounts receivable	5.9	5.1
Other	7.2	4.5
Gross deferred tax assets	166.6	109.3
Valuation allowance	(33.8)	(35.8)
Total deferred tax assets	132.8	73.5
DEFERRED TAX LIABILITIES
Intangible assets	(65.6)	(65.5)
Property, plant and equipment	(52.7)	(40.2)
Lease right-of-use assets	(35.9)	—
Other	(3.8)	(4.1)
Total deferred tax liabilities	(158.0)	(109.8)
Net deferred tax liability	$(25.2)	$(36.3)
GAAP requires that a valuation allowance be recorded against a deferred tax asset if it is more likely than not that the tax benefit associated with the asset will not be realized in the future. As shown in the table above, valuation allowances were recorded against $33.8 and $35.8 of deferred tax assets as of September 30, 2020 and 2019, respectively. Most of these valuation allowances relate to certain credits and net operating losses (“NOLs”), as explained further below.
Deferred tax assets related to foreign tax credits were $17.2 and $16.8 at September 30, 2020 and 2019, respectively. A full valuation allowance has been established against these foreign tax credits at September 30, 2020 as the Company does not expect to utilize them prior to their expiration. Tax benefits associated with state tax credits will also expire if not utilized and amounted to $1.4 and $1.7 at September 30, 2020 and 2019, respectively. A valuation allowance in the amount of $1.2 has been established at September 30, 2020 related to state credits the Company does not expect to utilize.
Deferred tax assets related to certain federal NOLs subject to limitation under IRC §382 from current and prior ownership changes were $10.8 and $10.9 at September 30, 2020 and 2019, respectively. These NOLs will be subject to expiration gradually from fiscal year end 2022 through fiscal year end 2032. The Company determined that $10.5 of these deferred tax assets will expire unutilized due to the closing of statutes of limitation and has established a valuation allowance accordingly at September 30, 2020.
Deferred tax assets related to foreign NOLs of certain controlled foreign corporations were $2.1 as of September 30, 2020, the majority of which have indefinite carryforward periods. Due to a history of losses in many of these entities, a valuation allowance has been established against $1.8 of these deferred tax assets at September 30, 2020. A valuation allowance has also been established against deferred tax assets related to other foreign items of $2.0 at September 30, 2020.
Deferred tax assets related to state NOLs were $1.8 as of September 30, 2020, with carryforward periods ranging from 5 to 20 years. Any losses not utilized within a specific state’s carryforward period will expire. A valuation allowance was recorded against $1.1 of these deferred tax assets as of September 30, 2020 for state NOLs that the Company does not expect to realize within their respective carryforward periods.
As of September 30, 2020, the Company maintains its assertions of indefinite reinvestment of the earnings of all material foreign subsidiaries with the exception of the cumulative earnings of Scotts Luxembourg Sarl, which have generally been taxed on a current basis under “Subpart F” of the Code which prevents deferral of recognition of U.S. taxable income through the use of foreign entities. As of September 30, 2020, Scotts Luxembourg Sarl is disregarded as separate from its U.S. parent due to the filing of an entity classification election as part of a plan of liquidation.

Table of Contents	THE SCOTTS MIRACLE-GRO COMPANY NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued) (Dollars in millions, except per share data)

The Company had $30.2, $29.5 and $13.9 of gross unrecognized tax benefits related to uncertain tax positions at September 30, 2020, 2019 and 2018, respectively. Of these amounts, $6.4, $6.7 and $4.8 of gross unrecognized tax benefits are related to discontinued operations at September 30, 2020, 2019 and 2018, respectively. Included in the September 30, 2020, 2019 and 2018 balances were $25.9, $25.2 and $12.6, respectively, of unrecognized tax benefits that, if recognized, would have an impact on the effective tax rate.
A reconciliation of the unrecognized tax benefits is as follows:

	Year Ended September 30,
	2020	2019	2018
Balance at beginning of year	$29.5	$13.9	$10.2
Additions for tax positions of the current year	0.3	13.8	0.9
Additions for tax positions of prior years	4.5	4.4	6.1
Reductions for tax positions of prior years	(2.4)	(1.7)	(0.8)
Settlements with tax authorities	0.3	(0.7)	(1.9)
Expiration of statutes of limitation	(2.0)	(0.2)	(0.6)
Balance at end of year	$30.2	$29.5	$13.9

The Company continues to recognize accrued interest and penalties related to unrecognized tax benefits as a component of the provision for income taxes. As of September 30, 2020, 2019 and 2018, the Company had $2.8, $2.1 and $1.5, respectively, accrued for the payment of interest that, if recognized, would impact the effective tax rate. As of September 30, 2020, 2019 and 2018, the Company had $1.6, $0.4 and $0.4, respectively, accrued for the payment of penalties.
Scotts Miracle-Gro or one of its subsidiaries files income tax returns in the U.S. federal jurisdiction and various state, local and foreign jurisdictions. Subject to the following exceptions, the Company is no longer subject to examination by these tax authorities for fiscal years prior to 2017. There are currently no ongoing audits with respect to the U.S. federal jurisdiction. With respect to the foreign jurisdictions, a German audit covering fiscal years 2014 through 2017 is underway with no known material impact to the financial statements. The Company is currently under examination by certain U.S. state and local tax authorities covering various periods from fiscal years 2011 through 2019. In addition to the aforementioned audits, certain other tax deficiency notices and refund claims for previous years remain unresolved.
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
Exchange Rate Risk Management
The Company uses currency forward contracts to manage the exchange rate risk associated with intercompany loans and certain other balances denominated in foreign currencies. Currency forward contracts are valued using observable forward rates in commonly quoted intervals for the full term of the contracts. The notional amount of outstanding currency forward contracts was $160.1 and $120.0 at September 30, 2020 and 2019, respectively. Contracts outstanding at September 30, 2020 will mature over the next fiscal quarter.

Table of Contents	THE SCOTTS MIRACLE-GRO COMPANY NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued) (Dollars in millions, except per share data)

Interest Rate Risk Management
The Company enters into interest rate swap agreements as a means to hedge its variable interest rate risk on debt instruments. Net amounts to be received or paid under the swap agreements are reflected as adjustments to interest expense. The Company has outstanding interest rate swap agreements with major financial institutions that effectively convert a portion of the Company’s variable-rate debt to a fixed rate. Interest rate swap agreements are valued based on the present value of the estimated future net cash flows using implied rates in the applicable yield curve as of the valuation date. The swap agreements had a maximum total U.S. dollar equivalent notional amount of $600.0 and $850.0 at September 30, 2020 and 2019, respectively. Refer to “NOTE 12. DEBT” for the terms of the swap agreements outstanding at September 30, 2020. Included in the AOCL balance at September 30, 2020 was a loss of $7.6 related to interest rate swap agreements that is expected to be reclassified to earnings during the next twelve months, consistent with the timing of the underlying hedged transactions.
Commodity Price Risk Management
The Company enters into hedging arrangements designed to fix the price of a portion of its projected future urea, diesel and resin requirements. Commodity contracts are measured using observable commodity exchange prices in active markets. Included in the AOCL balance at September 30, 2020 was a loss of $0.8 related to commodity hedges that is expected to be reclassified to earnings during the next twelve months, consistent with the timing of the underlying hedged transactions.
The Company had the following outstanding commodity contracts that were entered into to hedge forecasted purchases:

September 30,
	2020	2019
Commodity
Urea	76,500 tons	78,500 tons
Resin	9,100,000 pounds	14,900,000 pounds
Diesel	5,838,000 gallons	4,956,000 gallons
Heating Oil	2,142,000 gallons	1,344,000 gallons
Fair Values of Derivative Instruments
The fair values of the Company’s derivative instruments, which represent Level 2 fair value measurements, were as follows:

		Assets / (Liabilities)
		2020	2019
Derivatives Designated As Hedging Instruments	Balance Sheet Location	Fair Value
Interest rate swap agreements	Other current liabilities	$(10.4)	$(5.5)
	Other liabilities	(9.7)	(5.3)
Commodity hedging instruments	Prepaid and other current assets	0.9	—
	Other current liabilities	(0.7)	(0.8)
Total derivatives designated as hedging instruments		$(19.9)	$(11.6)

Derivatives Not Designated As Hedging Instruments	Balance Sheet Location
Currency forward contracts	Prepaid and other current assets	$0.5	$1.7
	Other current liabilities	(1.9)	(0.4)
Commodity hedging instruments	Other current liabilities	(0.9)	(0.4)
Total derivatives not designated as hedging instruments		(2.3)	0.9
Total derivatives		$(22.2)	$(10.7)

Table of Contents	THE SCOTTS MIRACLE-GRO COMPANY NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued) (Dollars in millions, except per share data)

The effect of derivative instruments on AOCL, net of tax, and the Consolidated Statements of Operations for the years ended September 30 was as follows:

	Amount Of Gain / (Loss) Recognized In AOCL
Derivatives In Cash Flow Hedging Relationships	2020	2019
Interest rate swap agreements	$(13.3)	$(11.1)
Commodity hedging instruments	(1.3)	(3.8)
Total	$(14.6)	$(14.9)

	Reclassified From AOCL Into	Amount Of Gain / (Loss)
Derivatives In Cash Flow Hedging Relationships	Statement Of Operations	2020	2019
Interest rate swap agreements	Interest expense	$(6.6)	$(0.4)
Commodity hedging instruments	Cost of sales	(0.9)	1.9
Total		$(7.5)	$1.5

	Recognized In	Amount Of Gain / (Loss)
Derivatives Not Designated As Hedging Instruments	Statement of Operations	2020	2019
Currency forward contracts	Other income / expense, net	$(5.3)	$9.1
Commodity hedging instruments	Cost of sales	(3.1)	(2.9)
Total		$(8.4)	$6.2

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
Other
Investment securities in non-qualified retirement plan assets are valued using observable market prices in active markets. The fair value of the Bonnie Option is determined using a simulation approach, whereby the total value of the loan receivable and optional exchange for additional equity is estimated considering a distribution of possible future cash flows discounted to present value using an appropriate discount rate. The value of the equity of the Bonnie Business is an important assumption in the fair value estimate and is developed using a combination of income-based and market-based approaches and incorporates assumptions the Company believes market participants would utilize. These approaches depend upon internally-developed forecasts that are based upon annual budgets and longer-range strategic plans and require significant judgment with respect to revenue and profitability growth rates. The Company uses discount rates that are commensurate with the risks and uncertainties inherent in the underlying business and in the internally-developed forecasts. These and other assumptions are impacted by

Table of Contents	THE SCOTTS MIRACLE-GRO COMPANY NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued) (Dollars in millions, except per share data)

economic conditions and expectations of management and may change in the future based on period specific facts and circumstances. During the fourth quarter of fiscal 2020, the Company recognized an increase in the fair value of the Bonnie Option of $12.0 in the “Other non-operating (income) expense, net” line in the Consolidated Statements of Operations driven by an increase in sales and profits of the Bonnie Business. Loans receivable are carried at outstanding principal amount. The estimated fair value is determined using an income-based approach, which includes market participant expectations of cash flows over the remaining useful life discounted to present value using an appropriate discount rate. The estimate requires subjective assumptions to be made, including those related to credit risk and discount rates.
Debt Instruments
Debt instruments are recorded at cost. The interest rate on borrowings under the Fifth A&R Credit Agreement fluctuates in accordance with the terms of the Fifth A&R Credit Agreement and thus the carrying value is a reasonable estimate of fair value. The fair values of the 4.500% Senior Notes, 5.250% Senior Notes and 6.000% Senior Notes were determined based on quoted market prices. The interest rate on the short-term debt associated with accounts receivable pledged under the Receivables Facility fluctuates in accordance with the terms of the Receivables Facility and thus the carrying value is a reasonable estimate of fair value.
The following table summarizes the fair value of the Company’s assets and liabilities for which disclosure of fair value is required:

		2020		2019
	Fair Value Hierarchy Level	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Assets
Cash equivalents	Level 1	$2.4	$2.4	$2.0	$2.0
Other
Investment securities in non-qualified retirement plan assets	Level 1	29.8	29.8	21.6	21.6
Bonnie Option	Level 3	23.3	23.3	11.3	11.3
Loans receivable	Level 3	100.0	112.8	95.1	105.4

Liabilities
Debt instruments
Credit facilities – revolving loans	Level 2	64.0	64.0	147.2	147.2
Credit facilities – term loans	Level 2	710.0	710.0	750.0	750.0
Senior Notes – 4.500%	Level 2	450.0	476.4	—	—
Senior Notes – 5.250%	Level 2	250.0	266.6	250.0	263.4
Senior Notes – 6.000%	Level 2	—	—	400.0	412.5
Receivables facility	Level 2	20.0	20.0	76.0	76.0
Other debt	Level 2	1.1	1.1	10.3	10.3

NOTE 18.  LEASES
The Company leases certain property and equipment from third parties under various non-cancelable lease agreements, including industrial, commercial and office properties and equipment that support the management, manufacturing, distribution and research and development of products marketed and sold by the Company. The lease agreements generally require that the Company pay taxes, insurance and maintenance expenses related to the leased assets. At September 30, 2020, the Company had entered into operating leases that were yet to commence with a combined total expected lease liability of $19.6. From time to time, the Company will sublease portions of its facilities, resulting in sublease income. Sublease income and the related cash flows were not material to the consolidated financial statements for fiscal 2020.
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

Table of Contents	THE SCOTTS MIRACLE-GRO COMPANY NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued) (Dollars in millions, except per share data)

conclusion of the lease term. If all such vehicle leases had been canceled as of September 30, 2020, the Company’s residual value guarantee would have approximated $4.1.
Supplemental balance sheet information related to the Company’s leases was as follows:

	Balance Sheet Location	September 30, 2020
Operating leases:
Right-of-use assets	Other assets	$156.0

Current lease liabilities	Other current liabilities	47.5
Non-current lease liabilities	Other liabilities	113.3
Total operating lease liabilities		$160.8

Finance leases:
Right-of-use assets	Property, plant and equipment, net	$34.7

Current lease liabilities	Current portion of debt	5.2
Non-current lease liabilities	Long-term debt	30.9
Total finance lease liabilities		$36.1
Components of lease cost were as follows:

Twelve Months Ended
September 30, 2020
Operating lease cost (a)	$54.3
Variable lease cost	11.3

Finance lease cost
Amortization of right-of-use assets	5.1
Interest on lease liabilities	1.4
Total finance lease cost	$6.5

(a)Operating lease cost for fiscal 2020 includes amortization of ROU assets of $48.4.
Supplemental cash flow information and non-cash activity related to the Company’s leases were as follows:

Twelve Months Ended
September 30, 2020
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases, net	$54.4
Operating cash flows from finance leases	1.4
Financing cash flows from finance leases	3.8

Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$72.3
Finance leases	14.4

Table of Contents	THE SCOTTS MIRACLE-GRO COMPANY NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued) (Dollars in millions, except per share data)

Weighted-average remaining lease term and discount rate for the Company’s leases were as follows:

September 30, 2020
Weighted-average remaining lease term (in years):
Operating leases	4.6
Finance leases	8.4

Weighted-average discount rate:
Operating leases	3.7%
Finance leases	4.2%
Maturities of lease liabilities by fiscal year for the Company’s leases as of September 30, 2020 were as follows:

Year	Operating Leases	Finance Leases
2021	$52.5	$6.5
2022	42.8	6.5
2023	28.5	6.6
2024	20.4	6.6
2025	14.6	2.4
Thereafter	17.1	14.8
Total lease payments	175.9	43.4
Less: Imputed interest	(15.1)	(7.3)
Total lease liabilities	$160.8	$36.1
The future minimum annual lease payments required under the Company’s existing non-cancelable operating and capital lease agreements as of September 30, 2019 prior to the adoption of ASC 842 were as follows:

Year	Operating Leases	Finance Leases
2020	$52.8	$3.0
2021	40.3	3.5
2022	28.1	3.5
2023	15.4	3.6
2024	7.9	3.6
Thereafter	12.6	15.4
Total lease payments	$157.1	$32.6
Rent expense for operating leases under ASC 840 for fiscal 2019 and fiscal 2018 totaled $68.4 and $62.5, respectively.

NOTE 19.  COMMITMENTS
The Company has the following unconditional purchase obligations due during each of the next five fiscal years that have not been recognized in the Consolidated Balance Sheet at September 30, 2020:

2021	$283.1
2022	124.1
2023	54.5
2024	28.5
2025	15.2
Thereafter	7.4
$512.8

Purchase obligations primarily represent commitments for materials used in the Company’s manufacturing processes, including urea and packaging, as well as commitments for warehouse services, grass seed, marketing services and information technology services.

Table of Contents	THE SCOTTS MIRACLE-GRO COMPANY NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued) (Dollars in millions, except per share data)

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
Regulatory Matters
At September 30, 2020, $4.2 was accrued in the “Other liabilities” line in the Consolidated Balance Sheets for environmental actions, the majority of which are for site remediation. The Company believes that the amounts accrued are adequate to cover such known environmental exposures based on current facts and estimates of likely outcomes. Although it is reasonably possible that the costs to resolve such known environmental exposures will exceed the amounts accrued, any variation from accrued amounts is not expected to be material.
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
In connection with the sale of wild bird food products that were the subject of a voluntary recall in 2008, the Company, along with its Chief Executive Officer, had been named as defendants in four actions filed on and after June 27, 2012, which were consolidated, and, on March 31, 2017, certified as a class action in the United States District Court for the Southern District of California as In re Morning Song Bird Food Litigation, Lead Case No. 3:12-cv-01592-JAH-AGS. The plaintiffs alleged various statutory and common law claims associated with the Company’s sale of wild bird food products and a plea agreement entered into in previously pending government proceedings associated with such sales. The plaintiffs alleged, among other things, a class action on behalf of all persons and entities in the United States who purchased certain bird food products. The plaintiffs asserted: (i) hundreds of millions of dollars in monetary damages (actual, compensatory, consequential, and restitution); (ii) punitive and treble damages; (iii) injunctive and declaratory relief; (iv) pre-judgment and post-judgment interest; and (v) costs and attorneys’ fees. The Company and its Chief Executive Officer disputed the plaintiffs’ assertions and have vigorously defended the consolidated action. The parties reached an agreement to settle this matter, which the parties memorialized in a settlement agreement submitted to the Court for approval on December 7, 2018. On January 31, 2019, the Court preliminarily approved the settlement, and on June 11, 2019, the Court granted final approval of the settlement.  The settlement became effective on July 12, 2019. During the second quarter of fiscal 2019, the Company paid $42.5 to the settlement fund in accordance with the settlement agreement, and the final payment of $20.0 was made during the fourth quarter of fiscal 2019. During fiscal 2018, the Company recognized a pre-tax charge of $85.0 for a probable loss related to this matter in the “Income (loss) from discontinued operations, net of tax” line in the Consolidated Statements of Operations. During fiscal 2019, the Company recognized a favorable adjustment of $22.5 in the “Income (loss) from discontinued operations, net of tax” line in the Consolidated Statements of Operations as a result of the final resolution of the previously disclosed settlement agreement. In addition, during fiscal 2020 and fiscal 2019, the Company recognized insurance recoveries of $1.5 and $13.4, respectively, related to this matter in the “Income (loss) from discontinued operations, net of tax” line in the Consolidated Statements of Operations.
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

Table of Contents	THE SCOTTS MIRACLE-GRO COMPANY NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued) (Dollars in millions, except per share data)

forms of monetary and non-monetary relief, including statutory damages that they contend could amount to hundreds of millions of dollars. The Company defended the action vigorously, and disputed the plaintiffs’ claims and theories, including the recoverability of statutory damages. In 2017, the Court eliminated certain claims, narrowed the case in certain respects, and permitted the case to continue proceeding as a class action. On August 7, 2017, the Court requested briefs on the Company’s request for interlocutory review of issues relating to the recoverability of statutory damages in a class action by the United States Court of Appeals for the Second Circuit and, on August 31, 2017, approved that request. On January 8, 2018, however, the Second Circuit denied the interlocutory appeal request. The parties engaged in mediation on April 9, 2018 and agreed in principle to a preliminary settlement of the outstanding claims on April 10, 2018. The preliminary settlement required the Company to pay certain attorneys’ and administrative fees and provide certain payments to the class members. The preliminary settlement was approved by the court on December 19, 2018. This case is now settled and the Company made final payment of the claims made by class members during the second quarter of fiscal 2019. During fiscal 2018, the Company recognized a charge of $11.7 for a probable loss related to this matter in the “Impairment, restructuring and other” line in the Consolidated Statements of Operations. During fiscal 2019, the Company recognized a favorable adjustment of $0.4 related to this matter in the “Impairment, restructuring and other” line in the Consolidated Statements of Operations as a result of the final payment of the claims made by class members.
The Company is involved in other lawsuits and claims which arise in the normal course of business. These claims individually and in the aggregate are not expected to result in a material effect on the Company’s financial condition, results of operations or cash flows.

NOTE 21.  SEGMENT INFORMATION
The Company divides its operations into three reportable segments: U.S. Consumer, Hawthorne and Other. U.S. Consumer consists of the Company’s consumer lawn and garden business located in the geographic United States. Hawthorne consists of the Company’s indoor and hydroponic gardening business. Other consists of the Company’s consumer lawn and garden business in geographies other than the U.S. and the Company’s product sales to commercial nurseries, greenhouses and other professional customers. In addition, Corporate consists of general and administrative expenses and certain other income and expense items not allocated to the business segments. This identification of reportable segments is consistent with how the segments report to and are managed by the chief operating decision maker of the Company.
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

Table of Contents	THE SCOTTS MIRACLE-GRO COMPANY NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued) (Dollars in millions, except per share data)

The following tables present financial information for the Company’s reportable segments for the periods indicated:

	Year Ended September 30,
	2020	2019	2018
Net sales:
U.S. Consumer	$2,823.1	$2,281.1	$2,109.6
Hawthorne	1,083.5	671.2	344.9
Other	225.0	203.7	208.9
Consolidated	$4,131.6	$3,156.0	$2,663.4
Segment Profit (Loss):
U.S. Consumer	$686.1	$527.8	$496.6
Hawthorne	120.1	53.5	(6.1)
Other	11.7	10.3	11.2
Total Segment Profit	817.9	591.6	501.7
Corporate	(183.4)	(135.3)	(120.8)
Intangible asset amortization	(32.5)	(33.4)	(29.2)
Impairment, restructuring and other	(16.8)	(13.3)	(152.8)
Equity in income of unconsolidated affiliates	—	3.3	4.9
Costs related to refinancing	(15.1)	—	—
Interest expense	(79.6)	(101.8)	(86.4)
Other non-operating income (expense), net	20.1	270.5	(1.7)
Income from continuing operations before income taxes	$510.6	$581.6	$115.7
Depreciation and amortization:
U.S. Consumer	$46.0	$44.4	$46.7
Hawthorne	33.7	35.3	27.8
Other	7.5	5.9	5.6
Corporate	7.5	3.7	3.3
	$94.7	$89.3	$83.4
Capital expenditures:
U.S. Consumer	$50.8	$27.6	$53.2
Hawthorne	9.3	11.1	8.7
Other	2.6	3.7	6.3
	$62.7	$42.4	$68.2

	September 30,
	2020	2019
Total assets:
U.S. Consumer	$1,957.0	$1,765.1
Hawthorne	1,100.1	958.5
Other	166.6	155.1
Corporate	156.8	150.0
Consolidated	$3,380.5	$3,028.7

Table of Contents	THE SCOTTS MIRACLE-GRO COMPANY NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued) (Dollars in millions, except per share data)

The following table presents net sales by product category for the periods indicated:

	Year Ended September 30,
	2020	2019	2018
U.S. Consumer:
Growing media and mulch	$1,164.0	$942.5	$846.9
Lawn care	943.3	781.6	706.1
Controls	383.7	310.8	309.0
Roundup® marketing agreement	132.7	112.1	114.4
Other, primarily gardening	199.4	134.1	133.2
Hawthorne:
Lighting	328.7	214.8	135.2
Nutrients	232.6	154.5	103.2
Growing media	148.9	91.1	24.0
Other, primarily hardware and growing environments	373.3	210.8	82.5
Other:
Growing media	90.6	77.8	81.7
Lawn care	73.7	69.2	65.6
Other, primarily gardening and controls	60.7	56.7	61.6
Total net sales	$4,131.6	$3,156.0	$2,663.4
The Company’s two largest customers accounted for the following percentages of net sales for the fiscal years ended September 30:

	Percentage of Net Sales
	2020	2019	2018
Home Depot	26%	30%	35%
Lowe’s	18%	19%	17%
Accounts receivable for these two largest customers as a percentage of consolidated accounts receivable were 58% and 53% as of September 30, 2020 and 2019, respectively.

The following table presents net sales by geographic area for the periods indicated:

	Year Ended September 30,
	2020	2019	2018
Net sales:
United States	$3,773.4	$2,851.9	$2,375.5
International	358.2	304.1	287.9
	$4,131.6	$3,156.0	$2,663.4
Other than the United States, no other country accounted for more than 10% of the Company’s net sales for any period presented above.
The following table presents long-lived assets (property, plant and equipment and finite-lived intangibles) by geographic area:

	September 30,
	2020	2019
Long-lived assets:
United States	$773.5	$784.1
International	141.8	145.5
	$915.3	$929.6

Table of Contents	THE SCOTTS MIRACLE-GRO COMPANY NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued) (Dollars in millions, except per share data)

NOTE 22.  QUARTERLY CONSOLIDATED FINANCIAL INFORMATION (UNAUDITED)
The following is a summary of the unaudited quarterly results of operations:

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Full Year
FISCAL 2020
Net sales	$365.8	$1,382.8	$1,492.7	$890.3	$4,131.6
Gross profit	54.2	550.2	526.7	216.0	1,347.0
Income (loss) from continuing operations	(71.3)	249.8	204.3	4.2	386.9
Income (loss) from discontinued operations, net of tax	—	2.6	(1.0)	—	1.7
Net income (loss)	(71.3)	252.4	203.3	4.2	388.6
Net income (loss) attributable to controlling interest	(71.4)	252.2	202.8	3.9	387.4
Basic income (loss) per Common Share:
Income (loss) from continuing operations	$(1.28)	$4.48	$3.67	$0.07	$6.92
Income (loss) from discontinued operations	—	0.05	(0.02)	—	0.04
Basic net income (loss) per Common Share	$(1.28)	$4.53	$3.65	$0.07	$6.96
Common Shares used in basic EPS calculation	55.8	55.7	55.6	55.8	55.7
Diluted income (loss) per Common Share:
Income (loss) from continuing operations	$(1.28)	$4.43	$3.57	$0.07	$6.78
Income (loss) from discontinued operations	—	0.04	(0.02)	—	0.03
Diluted net income (loss) per Common Share	$(1.28)	$4.47	$3.55	$0.07	$6.81
Common Shares and dilutive potential Common Shares used in diluted EPS calculation	55.8	56.4	57.1	57.6	56.9
FISCAL 2019
Net sales	$298.1	$1,189.9	$1,170.3	$497.7	$3,156.0
Gross profit	34.5	472.1	423.4	89.5	1,019.6
Income (loss) from continuing operations	(82.6)	396.9	178.0	(55.5)	436.7
Income (loss) from discontinued operations, net of tax	2.9	(0.5)	23.6	(2.6)	23.5
Net income (loss)	(79.7)	396.4	201.6	(58.1)	460.2
Net income (loss) attributable to controlling interest	(79.6)	396.5	201.7	(57.9)	460.7
Basic income (loss) per Common Share:
Income (loss) from continuing operations	$(1.49)	$7.17	$3.21	$(0.99)	$7.88
Income (loss) from discontinued operations	0.05	(0.01)	0.42	(0.05)	0.42
Basic net income (loss) per Common Share	$(1.44)	$7.16	$3.63	$(1.04)	$8.30
Common Shares used in basic EPS calculation	55.3	55.4	55.5	55.7	55.5
Diluted income (loss) per Common Share:
Income (loss) from continuing operations	$(1.49)	$7.10	$3.15	$(0.99)	$7.77
Income (loss) from discontinued operations	0.05	(0.01)	0.41	(0.05)	0.41
Diluted net income (loss) per Common Share	$(1.44)	$7.09	$3.56	$(1.04)	$8.18
Common Shares and dilutive potential Common Shares used in diluted EPS calculation	55.3	55.9	56.6	55.7	56.3
The sum of the quarters may not equal full year due to rounding.
Common Share equivalents, such as share-based awards, are excluded from the diluted loss per Common Share calculation in periods where there is a loss from continuing operations because the effect of their inclusion would be anti-dilutive. Quarterly adjustments are of a normal, recurring nature, except as discussed in the accompanying notes.

Schedule II—Valuation and Qualifying Accounts
for the fiscal year ended September 30, 2020

Column A	Column B	Column C	Column D	Column E	Column F
Classification	Balance at Beginning of Period	Reserves Acquired	Additions Charged to Expense	Deductions Credited and Write-Offs	Balance at End of Period
	(In millions)
Valuation and qualifying accounts deducted from the assets to which they apply:
Allowance for doubtful accounts	$4.2	$—	$7.2	$(3.9)	$7.5
Income tax valuation allowance	35.8	—	0.5	(2.5)	33.8

Schedule II—Valuation and Qualifying Accounts
for the fiscal year ended September 30, 2019

Column A	Column B	Column C	Column D	Column E	Column F
Classification	Balance at Beginning of Period	Reserves Acquired	Additions Charged to Expense	Deductions Credited and Write-Offs	Balance at End of Period
	(In millions)
Valuation and qualifying accounts deducted from the assets to which they apply:
Allowance for doubtful accounts	$3.6	$—	$1.4	$(0.8)	$4.2
Income tax valuation allowance	33.6	—	2.4	(0.2)	35.8

Schedule II—Valuation and Qualifying Accounts
for the fiscal year ended September 30, 2018

Column A	Column B	Column C	Column D	Column E	Column F
Classification	Balance at Beginning of Period	Reserves Acquired	Additions Charged to Expense	Deductions Credited and Write-Offs	Balance at End of Period
	(In millions)
Valuation and qualifying accounts deducted from the assets to which they apply:
Allowance for doubtful accounts	$3.1	$—	$0.8	$(0.3)	$3.6
Income tax valuation allowance	29.7	—	12.3	(8.4)	33.6

The Scotts Miracle-Gro Company
Index to Exhibits

		Incorporated by Reference
Exhibit No.	Description	Form	Exhibit	Filing Date	Filed Herewith
3.1(a)	Initial Articles of Incorporation of The Scotts Miracle-Gro Company as filed with the Ohio Secretary of State on November 22, 2004	8-K	3.1	March 24, 2005
3.1(b)	Certificate of Amendment by Shareholders to Articles of Incorporation of The Scotts Miracle-Gro Company as filed with the Ohio Secretary of State on March 18, 2005	8-K	3.2	March 24, 2005
3.2	Code of Regulations of The Scotts Miracle-Gro Company	8-K	3.3	March 24, 2005
4.1(a)	Indenture, dated as of December 15, 2016, by and among The Scotts Miracle-Gro Company, the Guarantors (as defined therein) and U.S. Bank National Association, as trustee	8-K	4.1	December 16, 2016
4.1(b)	First Supplemental Indenture, dated July 17, 2018, by and among The Scotts Miracle-Gro Company, the Guarantors (as defined therein) and U.S. Bank National Association, as trustee	10-Q	10.4	August 8, 2018
4.1(c)	Second Supplemental Indenture, dated March 24, 2020, by and among The Scotts Miracle-Gro Company, the Guarantors (as defined therein) and U.S. Bank National Association, as trustee	10-Q	4.2	May 6, 2020
4.1(d)	Form of 5.250% Senior Notes due 2026	8-K	4.2	December 16, 2016
4.2(a)	Indenture, dated as of October 22, 2019, by and among The Scotts Miracle-Gro Company, the Guarantors (as defined therein) and U.S. Bank National Association, as trustee	8-K	4.1	October 28, 2019
4.2(b)	First Supplemental Indenture, dated March 24, 2020, by and among The Scotts Miracle-Gro Company, the Guarantors (as defined therein) and U.S. Bank National Association, as trustee	10-Q	4.1	May 6, 2020
4.2(c)	Form of 4.500% Senior Notes due 2029	8-K	4.2	October 28, 2019
4.2(d)	Registration Rights Agreement, dated as of October 22, 2019, by and among The Scotts Miracle-Gro Company, the guarantors named therein and J.P. Morgan Securities LLC, as representative of the several initial purchasers named therein	8-K	4.3	October 28, 2019
4.3	Agreement to furnish copies of instruments and agreements defining rights of holders of long-term debt				X
4.4	Description of Capital Stock	10-K	4.4	November 27, 2019
10.1(a)	Fifth Amended and Restated Credit Agreement, dated as of July 5, 2018, by and among The Scotts Miracle-Gro Company, as a Borrower; the Subsidiary Borrowers (as defined therein); JPMorgan Chase Bank, N.A., as Administrative Agent; Wells Fargo Bank, National Association, and Mizuho Bank, Ltd. as Co-Syndication Agents; CoBank, ACB, Bank of America, N.A., Fifth Third Bank, Coöperatieve Rabobank U.A., New York Branch, Sumitomo Mitsui Banking Corporation and TD Bank N.A., as Co-Documentation Agents; and the several other banks and other financial institutions from time to time parties thereto	8-K	10.1	July 11, 2018
10.1(b)	Fifth Amended and Restated Guarantee and Collateral Agreement, dated as of July 5, 2018, made by The Scotts Miracle-Gro Company, each domestic Subsidiary Borrower under the Fifth Amended and Restated Credit Agreement, and certain of its and their domestic subsidiaries, in favor of JPMorgan Chase Bank, N.A., as Administrative Agent	8-K	10.2	July 11, 2018
10.2(a)†	The Scotts Miracle-Gro Company Long-Term Incentive Plan (reflects amendment and restatement of plan formerly known as The Scotts Miracle-Gro Company 2006 Long-Term Incentive Plan) [January 17, 2013 through January 26, 2017 version]	8-K	10.1	January 24, 2013

		Incorporated by Reference
Exhibit No.	Description	Form	Exhibit	Filing Date	Filed Herewith
10.2(b)(i)†	Form of Nonqualified Stock Option Award Agreement for Employees used to evidence grants of Nonqualified Stock Options made under The Scotts Miracle-Gro Company Amended and Restated 2006 Long-Term Incentive Plan (now known as The Scotts Miracle-Gro Company Long-Term Incentive Plan) [January 20, 2012 through January 16, 2013 version]	10-Q	10.3	February 8, 2012
10.2(b)(ii)†	Form of Nonqualified Stock Option Award Agreement for Employees used to evidence grants made under The Scotts Miracle-Gro Company Long-Term Incentive Plan [January 17, 2013 through January 26, 2017 version]	10-Q	10.7	May 7, 2015
10.3(a)†	The Scotts Miracle-Gro Company Long-Term Incentive Plan (effective as of January 27, 2017)	8-K	10.1	January 30, 2017
10.3(b)(i)†	Form of Project Focus Performance Unit Award Agreement which may be made under The Scotts Miracle-Gro Company Long-Term Incentive Plan	8-K	10.2	January 30, 2017
10.3(b)(ii)†	Form of Amendment to Project Focus Amendment Award Agreement which may be made under The Scotts Miracle-Gro Company Long-Term Incentive Plan	8-K	10.1	January 30, 2019
10.3(c)†	Form of Standard Performance Unit Award Agreement which may be made under The Scotts Miracle-Gro Company Long-Term Incentive Plan	8-K	10.3	January 30, 2017
10.3(d)†	Form of Standard Restricted Stock Unit Award Agreement which may be made under The Scotts Miracle-Gro Company Long-Term Incentive Plan	8-K	10.4	January 30, 2017
10.3(e)†	Form of Standard Non-Qualified Stock Option Award Agreement which may be made under The Scotts Miracle-Gro Company Long-Term Incentive Plan	8-K	10.5	January 30, 2017
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
10.3(h)(ii)†
Form of Standard Restricted Stock Unit Award Agreement for Nonemployee Directors (with Related Dividend Equivalents) used to evidence grants which may be made under The Scotts Miracle-Gro Company Long-Term Incentive Plan [January 30, 2014 through February 2, 2020]
		10-K	10.3(h)(ii)	November 29, 2018
10.3(h)(iii)†
Form of Standard Restricted Stock Form of Standard Restricted Stock Unit Award Agreement for Nonemployee Directors (with Related Dividend Equivalents) used to evidence grants which may be made under The Scotts Miracle-Gro Company Long-Term Incentive Plan [post-February 2, 2020]
					X
10.4(a)†	The Scotts Company LLC Amended and Restated Executive Incentive Plan (effective as of October 1, 2019)	10-Q	10	August 5, 2020
10.4(b)†	Form of Employee Confidentiality, Noncompetition, Nonsolicitation Agreement for employees participating in The Scotts Company LLC Executive/Management Incentive Plan (now known as The Scotts Company LLC Amended and Restated Executive Incentive Plan)	10-Q	10.1	August 10, 2006
10.5†	The Scotts Company LLC Executive Retirement Plan, as Amended and Restated as of January 1, 2015 (executed December 31, 2014)	10-Q	10.2	February 5, 2015

		Incorporated by Reference
Exhibit No.	Description	Form	Exhibit	Filing Date	Filed Herewith
10.6(a)†	Employee Confidentiality, Noncompetition, Nonsolicitation Agreement, dated as of December 12, 2013, by and between The Scotts Company LLC, all companies controlled by, controlling or under common control with The Scotts Company LLC, and James Hagedorn	8-K	10.2	December 17, 2013
10.6(b)†	Executive Severance Agreement, dated as of December 11, 2013, by and between The Scotts Company LLC and James Hagedorn	8-K	10.1	December 17, 2013
10.7†	Summary of Compensation for Nonemployee Directors of The Scotts Miracle-Gro Company (effective as of January 27, 2017)	10-K	10.7	November 27, 2019
10.8†	Consulting Agreement, dated January 15, 2020, between The Scotts Company LLC and Hanft Projects LLC	10-Q	10	February 5, 2020
10.9(a)†	The Scotts Company LLC Executive Severance Plan, adopted on April 25, 2017	10-Q	10.9	May 10, 2017
10.9(b)†	Form of Tier 1 Participation Agreement under The Scotts Company LLC Executive Severance Plan	10-Q	10.10	May 10, 2017
10.11	Third Amended and Restated Exclusive Agency and Marketing Agreement, entered into on July 29, 2019 and effective as of August 1, 2019, between Monsanto Company and The Scotts Company LLC	8-K	10.2	July 31, 2019
10.12	Brand Extension Agreement Asset Purchase Agreement, entered into on July 29, 2019 and effective as of August 1, 2019, between Monsanto Company and The Scotts Company LLC	8-K	10.4	July 31, 2019
10.13(a)(i)	Master Repurchase Agreement, and Annex I thereto, with Coöperatieve Rabobank, U.A. (New York Branch), as agent and purchaser, and Sumitomo Mitsui Banking Corporation (New York Branch), as purchaser, dated as of April 7, 2017	8-K	10.1	April 13, 2017
10.13(a)(ii)	Amendment No. 1 to Master Repurchase Agreement with Coöperatieve Rabobank, U.A. (New York Branch), as agent and purchaser, and Sumitomo Mitsui Banking Corporation (New York Branch), as purchaser, dated as of August 24, 2018	8-K	10.1	August 24, 2018
10.13(a)(iii)	Amendment No. 2 to Master Repurchase Agreement with Coöperatieve Rabobank, U.A. (New York Branch), as agent and purchaser, and Sumitomo Mitsui Banking Corporation (New York Branch), as purchaser, dated as of August 21, 2020	8-K	10.1	August 25, 2020
10.14(a)(i)	Master Framework Agreement with Coöperatieve Rabobank, U.A. (New York Branch), as agent and purchaser, and Sumitomo Mitsui Banking Corporation (New York Branch), as purchaser, dated as of April 7, 2017	8-K	10.2	April 13, 2017
10.14(a)(ii)	Amendment No. 1 to Master Framework Agreement with Coöperatieve Rabobank, U.A. (New York Branch), as agent and purchaser, and Sumitomo Mitsui Banking Corporation (New York Branch), as purchaser, dated as of August 25, 2017	8-K	10.1	August 31, 2017
10.14(a)(iii)	Amendment No. 2 to Master Framework Agreement with Coöperatieve Rabobank, U.A. (New York Branch), as agent and purchaser, and Sumitomo Mitsui Banking Corporation (New York Branch), as purchaser, dated as of August 24, 2018	8-K	10.2	August 24, 2018
10.14(a)(iv)	Amendment No. 3 to Master Framework Agreement with Coöperatieve Rabobank, U.A. (New York Branch), as agent and purchaser, and Sumitomo Mitsui Banking Corporation (New York Branch), as purchaser, dated as of August 23, 2019	8-K	10.1	August 20, 2019
10.14(a)(v)	Amendment No. 4 to Master Framework Agreement with Coöperatieve Rabobank, U.A. (New York Branch), as agent and purchaser, and Sumitomo Mitsui Banking Corporation (New York Branch), as purchaser, dated as of August 21, 2020	8-K	10.2	August 25, 2020
10.15	Form of Aircraft Time Sharing Agreement for Executive Officers	10-Q	10.4	May 11, 2016
10.16†	Retention Agreement, dated August 22, 2018, by and between The Scotts Company LLC and Denise S. Stump	8-K	10.3	August 24, 2018

Incorporated by Reference
Exhibit No.	Description	Form	Exhibit	Filing Date	Filed Herewith
10.17	Purchase Agreement, dated as of October 8, 2019, among The Scotts Miracle-Gro Company, the subsidiary guarantors named therein and J.P. Morgan Securities LLC, as representative of the several initial purchasers named therein	8-K	10.1	October 15, 2019
18	Preferability Letter provided by Deloitte & Touche LLP, the Registrant’s independent registered public accounting firm, to change in accounting principle	10-Q	18	February 5, 2020
21	Subsidiaries of The Scotts Miracle-Gro Company				X
22	Guarantor Subsidiaries				X
23	Consent of Independent Registered Public Accounting Firm — Deloitte & Touche LLP				X
24	Powers of Attorney of Executive Officers and Directors of The Scotts Miracle-Gro Company				X
31.1	Rule 13a-14(a)/15d-14(a) Certifications (Principal Executive Officer)				X
31.2	Rule 13a-14(a)/15d-14(a) Certifications (Principal Financial Officer)				X
32	Section 1350 Certifications (Principal Executive Officer and Principal Financial Officer)				X
101.SCH	XBRL Taxonomy Extension Schema				X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase				X
101.DEF	XBRL Taxonomy Extension Definition Linkbase				X
101.LAB	XBRL Taxonomy Extension Label Linkbase				X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase				X
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)				X

†	Management contract, compensatory plan or arrangement.