Form 10-Q
period 2021-01-02
SCOTTS MIRACLE-GRO CO
filed 2021-02-10
CIK 825542

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_________________________________________
FORM 10-Q
_________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended January 2, 2021
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
As of February 5, 2021, there were 55,703,094 Common Shares outstanding.

Table of Contents

Table of Contents
PART I—FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

THE SCOTTS MIRACLE-GRO COMPANY
Condensed Consolidated Statements of Operations
(In millions, except per share data)
(Unaudited)

	THREE MONTHS ENDED
	JANUARY 2, 2021	DECEMBER 28, 2019
Net sales	$748.6	$365.8
Cost of sales	548.8	311.3
Cost of sales—impairment, restructuring and other	9.0	0.3
Gross profit	190.8	54.2
Operating expenses:
Selling, general and administrative	156.7	119.8
Impairment, restructuring and other	0.7	(2.5)
Other income, net	(0.6)	(0.5)
Income (loss) from operations	34.0	(62.6)
Costs related to refinancing	—	15.1
Interest expense	16.1	20.0
Other non-operating income, net	(15.2)	(2.6)
Income (loss) from continuing operations before income taxes	33.1	(95.1)
Income tax expense (benefit) from continuing operations	7.9	(23.8)
Income (loss) from continuing operations	25.2	(71.3)
Income (loss) from discontinued operations, net of tax	—	—
Net income (loss)	$25.2	$(71.3)
Net income attributable to noncontrolling interest	(0.8)	(0.1)
Net income (loss) attributable to controlling interest	$24.4	$(71.4)

Basic income (loss) per common share:
Income (loss) from continuing operations	$0.44	$(1.28)
Income (loss) from discontinued operations	—	—
Basic net income (loss) per common share	$0.44	$(1.28)
Weighted-average common shares outstanding during the period	55.7	55.8

Diluted income (loss) per common share:
Income (loss) from continuing operations	$0.43	$(1.28)
Income (loss) from discontinued operations	—	—
Diluted net income (loss) per common share	$0.43	$(1.28)
Weighted-average common shares outstanding during the period plus dilutive potential common shares	57.1	55.8
See Notes to Condensed Consolidated Financial Statements.

Contents
THE SCOTTS MIRACLE-GRO COMPANY
Condensed Consolidated Statements of Comprehensive Income (Loss)
(In millions)
(Unaudited)

	THREE MONTHS ENDED
	JANUARY 2, 2021	DECEMBER 28, 2019
Net income (loss)	$25.2	$(71.3)
Other comprehensive income (loss):
Net foreign currency translation adjustment	12.4	4.6
Net unrealized gain (loss) on derivative instruments, net of tax	2.5	(1.4)
Reclassification of net unrealized losses on derivative instruments to net income, net of tax	1.9	0.8
Pension and other post-retirement benefit adjustments, net of tax	(1.2)	(1.1)
Total other comprehensive income	15.6	2.9
Comprehensive income (loss)	40.8	(68.4)
Comprehensive income attributable to noncontrolling interest	(0.8)	(0.1)
Comprehensive income (loss) attributable to controlling interest	$40.0	$(68.5)
See Notes to Condensed Consolidated Financial Statements.

Contents
THE SCOTTS MIRACLE-GRO COMPANY
Condensed Consolidated Statements of Cash Flows
(In millions)
(Unaudited)

	THREE MONTHS ENDED
	JANUARY 2, 2021	DECEMBER 28, 2019
OPERATING ACTIVITIES
Net income (loss)	$25.2	$(71.3)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Costs related to refinancing	—	15.1
Share-based compensation expense	8.2	7.0
Depreciation	15.7	14.8
Amortization	7.4	7.6
Deferred taxes	(1.8)	(2.1)
Other	(12.5)	—
Changes in assets and liabilities, net of acquired businesses:
Accounts receivable	1.1	72.9
Inventories	(442.8)	(324.7)
Prepaid and other assets	(10.2)	(26.8)
Accounts payable	126.8	114.2
Other current liabilities	(125.7)	(115.7)
Restructuring and other	(0.7)	(2.3)
Other non-current items	(11.3)	(6.5)
Other, net	(0.1)	(0.4)
Net cash used in operating activities	(420.7)	(318.2)

INVESTING ACTIVITIES
Investments in property, plant and equipment	(34.6)	(21.9)
Investments in loans receivable	—	(2.5)
Investments in unconsolidated affiliates	(100.7)	—
Payment for acquisitions, net of cash acquired	(10.0)	—
Other investing, net	(2.9)	(1.3)
Net cash used in investing activities	(148.2)	(25.7)

FINANCING ACTIVITIES
Borrowings under revolving and bank lines of credit and term loans	712.9	465.7
Repayments under revolving and bank lines of credit and term loans	(67.5)	(112.8)
Proceeds from issuance of 4.500% Senior Notes	—	450.0
Repayment of 6.000% Senior Notes	—	(400.0)
Financing and issuance fees	—	(18.6)
Dividends paid	(34.6)	(32.4)
Purchase of Common Shares	(38.4)	—
Payments on seller notes	—	(0.5)
Cash received from exercise of stock options	1.1	0.9
Net cash provided by financing activities	573.5	352.3
Effect of exchange rate changes on cash	0.3	0.2
Net increase in cash and cash equivalents	4.9	8.6
Cash and cash equivalents at beginning of period	16.6	18.8
Cash and cash equivalents at end of period	$21.5	$27.4
See Notes to Condensed Consolidated Financial Statements.

Contents
THE SCOTTS MIRACLE-GRO COMPANY
Condensed Consolidated Balance Sheets
(In millions, except per share data)
(Unaudited)

	JANUARY 2, 2021	DECEMBER 28, 2019	SEPTEMBER 30, 2020
ASSETS
Current assets:
Cash and cash equivalents	$21.5	$27.4	$16.6
Accounts receivable, less allowances of $6.8, $4.2 and $7.5, respectively	346.6	192.7	474.8
Accounts receivable pledged	151.1	43.3	22.3
Inventories	1,068.3	866.1	621.9
Prepaid and other current assets	92.0	203.3	81.0
Total current assets	1,679.5	1,332.8	1,216.6
Investment in unconsolidated affiliates	202.9	—	—
Property, plant and equipment, net of accumulated depreciation of $698.8, $642.2 and $682.1, respectively	560.9	545.4	560.0
Goodwill	548.9	540.9	544.1
Intangible assets, net	685.4	701.7	679.2
Other assets	323.1	335.2	380.6
Total assets	$4,000.7	$3,456.0	$3,380.5

LIABILITIES AND EQUITY
Current liabilities:
Current portion of debt	$188.0	$93.8	$66.4
Accounts payable	498.9	309.4	391.0
Other current liabilities	367.6	206.5	493.0
Total current liabilities	1,054.5	609.7	950.4
Long-term debt	1,979.8	1,969.9	1,455.1
Other liabilities	287.4	247.1	272.1
Total liabilities	3,321.7	2,826.7	2,677.6
Commitments and contingencies (Note 10)
Equity:
Common shares and capital in excess of $0.01 stated value per share; shares outstanding of 55.6, 55.8 and 55.8, respectively	490.5	448.9	482.5
Retained earnings	1,224.4	1,169.8	1,235.6
Treasury shares, at cost; 12.6, 12.4 and 12.4 shares, respectively	(958.8)	(903.1)	(921.8)
Accumulated other comprehensive loss	(83.5)	(91.0)	(99.1)
Total equity—controlling interest	672.6	624.6	697.2
Noncontrolling interest	6.4	4.7	5.7
Total equity	679.0	629.3	702.9
Total liabilities and equity	$4,000.7	$3,456.0	$3,380.5
See Notes to Condensed Consolidated Financial Statements.

Contents	THE SCOTTS MIRACLE-GRO COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
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
The Company’s North America consumer lawn and garden business is highly seasonal, with more than 75% of its annual net sales occurring in the second and third fiscal quarters.
The Company follows a 13-week quarterly accounting cycle pursuant to which the first three fiscal quarters end on a Saturday and the fiscal year always ends on September 30. This fiscal calendar convention requires the Company to cycle forward the first three fiscal quarter ends every six years. Fiscal 2021 is impacted by this process and, as a result, the first quarter of fiscal 2021 had five additional days and the fourth quarter of fiscal 2021 will have six fewer days compared to the respective quarters of fiscal 2020. In addition, the second quarter of fiscal 2021 ends six days later than the second quarter of fiscal 2020 and those six days fall within the Company’s peak selling season. The Company’s first quarter of fiscal 2021 ended on January 2, 2021 while the Company’s first quarter of fiscal 2020 ended on December 28, 2019.
Organization and Basis of Presentation
The Company’s unaudited condensed consolidated financial statements for the three months ended January 2, 2021 and December 28, 2019 are presented in accordance with accounting principles generally accepted in the United States of America (“GAAP”). The condensed consolidated financial statements include the accounts of Scotts Miracle-Gro and its subsidiaries. All intercompany transactions and accounts have been eliminated in consolidation. The Company’s consolidation criteria are based on majority ownership (as evidenced by a majority voting interest in the entity) and an objective evaluation and determination of effective management control. AeroGrow International, Inc. (“AeroGrow”), in which the Company has a controlling interest, is consolidated, with the equity owned by other shareholders shown as noncontrolling interest in the Condensed Consolidated Balance Sheets, and the other shareholders’ portion of net earnings and other comprehensive income shown as net (income) loss or comprehensive (income) loss attributable to noncontrolling interest in the Condensed Consolidated Statements of Operations and Condensed Consolidated Statements of Comprehensive Income (Loss), respectively. The results of businesses acquired or disposed of are included in the condensed consolidated financial statements from the date of each acquisition or up to the date of disposal, respectively. In the opinion of management, interim results reflect all normal and recurring adjustments and are not necessarily indicative of results for a full year.
Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been omitted or condensed pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Accordingly, this Quarterly Report on Form 10-Q should be read in conjunction with Scotts Miracle-Gro’s Annual Report on Form 10-K for the fiscal year ended September 30, 2020 (the “2020 Annual Report”), which includes a complete set of footnote disclosures, including the Company’s significant accounting policies.
The Company’s Condensed Consolidated Balance Sheet at September 30, 2020 has been derived from the Company’s audited Consolidated Balance Sheet at that date, but does not include all of the information and footnotes required by GAAP for complete financial statements.
Long-Lived Assets
The Company had non-cash investing activities of $6.3 and $2.7 during the three months ended January 2, 2021 and December 28, 2019, respectively, representing unpaid liabilities to acquire property, plant and equipment.
Statements of Cash Flows
Supplemental cash flow information was as follows:

	THREE MONTHS ENDED
	JANUARY 2, 2021	DECEMBER 28, 2019
Interest paid	$23.0	$28.1
Income tax payments (refunds)	0.2	(2.1)

Contents	THE SCOTTS MIRACLE-GRO COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — (Continued)
(Dollars in millions, except per share data)
Investment in Unconsolidated Affiliates
Non-marketable equity investments in which the Company has the ability to exercise significant influence, but does not control, are accounted for using the equity method of accounting, with the Company’s proportionate share of the earnings and losses of these entities reflected in the Condensed Consolidated Statements of Operations. The Company evaluates its equity method investments for impairment whenever events or changes in circumstances indicate that the carrying amounts of such investments may be impaired. If a decline in the value of an equity method investment is determined to be other than temporary, an impairment loss is recognized in earnings for the amount by which the carrying amount of the investment exceeds its estimated fair value.
RECENTLY ADOPTED ACCOUNTING PRONOUNCEMENTS
In June 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2016-13, “Financial Instruments - Credit Losses (Topic 326),” which changes the impairment model for most financial assets to require measurement and recognition of expected credit losses for financial assets held.  The Company adopted this guidance on October 1, 2020. The adoption of this guidance did not have a material impact on the Company’s consolidated financial position, results of operations or cash flows.
In August 2018, the FASB issued ASU No. 2018-15, “Intangibles-Goodwill and Other-Internal-Use Software (Topic 350): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement that is a Service Contract,” which aligns the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software. The Company adopted this guidance on October 1, 2020. The adoption of this guidance did not have a material impact on the Company’s consolidated financial position, results of operations or cash flows.
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
NOTE 2. DISCONTINUED OPERATIONS
International Business
Prior to August 31, 2017, the Company operated consumer lawn and garden businesses located in Australia, Austria, Belgium, Luxembourg, Czech Republic, France, Germany, Poland and the United Kingdom (the “International Business”). On August 31, 2017, the Company completed the sale of the International Business. As a result, effective in its fourth quarter of fiscal 2017, the Company classified its results of operations for all periods presented to reflect the International Business as a discontinued operation. The sale proceeds were net of seller financing provided by the Company in the form of a $29.7 loan for seven years bearing interest at 5% for the first three years, with annual 2.5% increases thereafter. The seller financing loan receivable is recorded in the “Other assets” line in the Consolidated Balance Sheets as of January 2, 2021. The transaction also included contingent consideration with a maximum payout of $23.8 and an initial fair value of $18.2, the payment of which depends on the achievement of certain performance criteria by the International Business following the closing of the transaction through fiscal 2020. The Company has not yet established whether the International Business has achieved the performance criteria for fiscal 2020 and the recorded contingent consideration, which is based upon the best information available to the Company, will be adjusted once the results are determined. If the Company determines that the International Business has not achieved the performance criteria, the Company would be required to record a charge of approximately $18.7 in the “Income (loss) from discontinued operations, net of tax” line in the Condensed Consolidated Statements of Operations to write-off the contingent consideration receivable.
NOTE 3. ACQUISITIONS AND INVESTMENTS
On December 31, 2020, pursuant to the terms of the Contribution and Unit Purchase Agreement between the Company and Alabama Farmers Cooperative, Inc. (“AFC”), the Company acquired a 50% equity interest in the Bonnie Plants business of planting, growing, developing, manufacturing, distributing, marketing, and selling live plants, plant food, fertilizer and potting soil through a newly formed joint venture with AFC (“Bonnie Plants, LLC”) in exchange for a cash payment of $100.7, as well as non-cash investing activities that included forgiveness of the Company’s outstanding loan receivable with AFC and surrender of the Company’s options to increase its economic interest in the Bonnie Plants business. The Company’s loan

Contents	THE SCOTTS MIRACLE-GRO COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — (Continued)
(Dollars in millions, except per share data)
receivable with AFC, which was previously recognized in the “Other assets” line in the Condensed Consolidated Balance Sheets, had a carrying value of $66.4 on December 31, 2020 and the Company recognized a gain of $12.5 during the three months ended January 2, 2021 to write-up the value of the loan to its closing date fair value of $78.9 in the “Other non-operating income, net” line in the Condensed Consolidated Statements of Operations. The Company’s options to increase its economic interest in the Bonnie Plants business were previously recognized in the “Other assets” line in the Condensed Consolidated Balance Sheets and had an estimated fair value of $23.3 on December 31, 2020. The Company’s interest in Bonnie Plants, LLC had an initial fair value of $202.9 and is recorded in the “Investment in unconsolidated affiliates” line in the Condensed Consolidated Balance Sheets. The Company’s interest is accounted for using the equity method of accounting, with the Company’s proportionate share of Bonnie Plants, LLC earnings subsequent to December 31, 2020 reflected in the Condensed Consolidated Statements of Operations. The estimated fair value of the loan receivable with AFC was determined using an income-based approach, which includes market participant expectations of cash flows over the remaining useful life discounted to present value using an appropriate discount rate. The fair value estimate utilized significant unobservable inputs and thus represents a Level 3 nonrecurring fair value measurement.
On November 11, 2020, the Company entered into an agreement and plan of merger to acquire the remaining outstanding shares of AeroGrow for cash consideration of $3.00 per share, or approximately $20.1. The closing of the merger is expected to occur during the second quarter of fiscal 2021 and is subject to, among other conditions, the approval of the merger agreement by a majority of the outstanding shares of AeroGrow entitled to vote. SMG Growing Media, Inc., a wholly-owned subsidiary of Scotts Miracle-Gro, is the holder of 80.5% of the outstanding shares of AeroGrow.
NOTE 4. IMPAIRMENT, RESTRUCTURING AND OTHER
Activity described herein is classified within the “Cost of sales—impairment, restructuring and other” and “Impairment, restructuring and other” lines in the Condensed Consolidated Statements of Operations. The following table details impairment, restructuring and other charges (recoveries) for each of the periods presented:

	THREE MONTHS ENDED
	JANUARY 2, 2021	DECEMBER 28, 2019
Cost of sales—impairment, restructuring and other:
COVID-19 related costs	$8.7	$—
Restructuring and other charges	0.3	0.3
Operating expenses:
COVID-19 related costs	0.6	—
Restructuring and other charges (recoveries), net	0.1	(2.5)
Total impairment, restructuring and other charges (recoveries)	$9.7	$(2.2)
    The following table summarizes the activity related to liabilities associated with restructuring and other, excluding insurance reimbursement recoveries, during the three months ended January 2, 2021:

Amounts accrued for restructuring and other at September 30, 2020	$3.9
Restructuring and other charges from continuing operations	9.7
Payments and other	(10.4)
Amounts accrued for restructuring and other at January 2, 2021	$3.2
Included in restructuring accruals, as of January 2, 2021, is $1.1 that is classified as long-term. Payments against the long-term accruals will be incurred as the employees covered by the restructuring plan retire or through the passage of time. The remaining amounts accrued will continue to be paid out over the course of the next twelve months.
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

Contents	THE SCOTTS MIRACLE-GRO COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — (Continued)
(Dollars in millions, except per share data)
home if they have symptoms, (viii) prioritizing production for goods that are more essential to its customers and (ix) implementing an interim premium pay allowance for certain associates in its field sales force or working in manufacturing or distribution centers. During the three months ended January 2, 2021, the Company incurred costs of $9.3 associated with the COVID-19 pandemic primarily related to premium pay. The Company incurred costs of $8.3 in its U.S. Consumer segment and $0.4 in its Hawthorne segment in the “Cost of sales—impairment, restructuring and other” line in the Condensed Consolidated Statements of Operations during the three months ended January 2, 2021. The Company incurred costs of $0.6 in its U.S. Consumer segment in the “Impairment, restructuring and other” line in the Condensed Consolidated Statements of Operations during the three months ended January 2, 2021. Since the inception of the COVID-19 pandemic, total costs classified within the “Cost of sales—impairment, restructuring and other” and the “Impairment, restructuring and other” lines in the Condensed Consolidated Statements of Operations are $25.1 for the U.S. Consumer segment, $3.0 for the Hawthorne segment and $0.6 for the Other segment.
Project Catalyst
In connection with the acquisition of Sunlight Supply during the third quarter of fiscal 2018, the Company announced the launch of an initiative called Project Catalyst, which is a company-wide restructuring effort to reduce operating costs throughout the U.S. Consumer, Hawthorne and Other segments and drive synergies from acquisitions within the Hawthorne segment. Costs incurred during the three months ended January 2, 2021 and December 28, 2019 related to Project Catalyst were not material. Costs incurred to date since the inception of Project Catalyst are $25.1 for the Hawthorne segment, $13.9 for the U.S. Consumer segment, $1.3 for the Other segment and $2.8 for Corporate. Additionally, during the three months ended December 28, 2019, the Company received $2.6 from the final settlement of escrow funds related to a previous acquisition within the Hawthorne segment that was recognized in the “Impairment, restructuring and other” line in the Condensed Consolidated Statements of Operations.
NOTE 5. INVENTORIES
    Inventories consisted of the following for each of the periods presented:

	JANUARY 2, 2021	DECEMBER 28, 2019	SEPTEMBER 30, 2020
Finished goods	$768.4	$609.2	$390.3
Work-in-process	84.0	79.1	164.8
Raw materials	215.9	177.8	66.8
Total inventories	$1,068.3	$866.1	$621.9
    Adjustments to reflect inventories at net realizable values were $23.9 at January 2, 2021, $11.4 at December 28, 2019 and $31.3 at September 30, 2020.
NOTE 6. MARKETING AGREEMENT
The Scotts Company LLC (“Scotts LLC”) is the exclusive agent of Monsanto Company, a subsidiary of Bayer AG (“Monsanto”), for the marketing and distribution of certain of Monsanto’s consumer Roundup® branded products in the United States and certain other specified countries. Effective August 1, 2019, the Company entered into the Third Amended and Restated Exclusive Agency and Marketing Agreement (the “Third Restated Agreement”) which amended, among other things, the provisions of the Second Amended and Restated Exclusive Agency and Marketing Agreement (the “Restated Marketing Agreement”) relating to commissions, contributions, noncompetition, and termination. The annual commission payable under the Third Restated Agreement is equal to 50% of the actual earnings before interest and income taxes of Monsanto’s consumer Roundup® business in the markets covered by the Third Restated Agreement (“Program EBIT”). The Third Restated Agreement also requires the Company to make annual payments of $18.0 to Monsanto as a contribution against the overall expenses of its consumer Roundup® business, subject to reduction pursuant to the Third Restated Agreement for any program year in which the Program EBIT does not equal or exceed $36.0.
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

Contents	THE SCOTTS MIRACLE-GRO COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — (Continued)
(Dollars in millions, except per share data)
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
On January 15, 2021, the Company declined to exercise its Convenience Termination right.
The termination fee structure requires Monsanto to pay a termination fee to the Company in an amount equal to (i) $175.0 upon a Convenience Termination, which the Company declined to exercise, (ii) $375.0 upon a Brand Decommissioning Termination, and (iii) the greater of $175.0 or four times an amount equal to the average of the Program EBIT for the three program years before the year of termination, minus $186.4, if Monsanto or its successor terminates the Third Restated Agreement as a result of a Roundup Sale or Change of Control of Monsanto (each, as defined in the Third Restated Agreement).
In connection with the signing of the Third Restated Agreement, the Company also entered into the Brand Extension Agreement Asset Purchase Agreement (the “BEA Purchase Agreement”). The BEA Purchase Agreement provides for the sale by the Company to Monsanto of specified assets related to, among other things, the development, manufacture, production, advertising, marketing, promotion, distribution, importation, exportation, offer for sale and sale of specified Roundup® branded products sold outside the non-selective weedkiller category within the residential lawn and garden market. The consideration paid by Monsanto was $112.0 plus the value of finished goods inventory of $3.5. This consideration was recorded in the “Prepaid and other current assets” line in the Consolidated Balance Sheets until it was received by the Company on January 13, 2020. The carrying value of the assets sold included the brand extension agreement intangible asset with a carrying value of $111.7.
The elements of the net commission and reimbursements earned under the Restated Marketing Agreement and Third Restated Agreement and included in the “Net sales” line in the Condensed Consolidated Statements of Operations are as follows:

	THREE MONTHS ENDED
	JANUARY 2, 2021	DECEMBER 28, 2019
Gross commission	$7.7	$—
Contribution expenses	(4.5)	(4.5)
Net commission	3.2	(4.5)
Reimbursements associated with Roundup® marketing agreement	14.0	13.4
Total net sales associated with Roundup® marketing agreement	$17.2	$8.9

NOTE 7. DEBT
The components of debt are as follows:

	JANUARY 2, 2021	DECEMBER 28, 2019	SEPTEMBER 30, 2020
Credit Facilities:
Revolving loans	$599.6	$537.1	$64.0
Term loans	700.0	750.0	710.0
Senior Notes – 5.250%	250.0	250.0	250.0
Senior Notes – 4.500%	450.0	450.0	450.0
Receivables facility	136.0	39.0	20.0
Finance lease obligations	34.8	36.9	36.1
Other	6.8	11.5	1.1
Total debt	2,177.2	2,074.5	1,531.2
Less current portions	188.0	93.8	66.4
Less unamortized debt issuance costs	9.4	10.8	9.7
Long-term debt	$1,979.8	$1,969.9	$1,455.1

Contents	THE SCOTTS MIRACLE-GRO COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — (Continued)
(Dollars in millions, except per share data)
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
At January 2, 2021, the Company had letters of credit outstanding in the aggregate principal amount of $19.8, and $880.6 of borrowing availability under the Fifth A&R Credit Agreement. The weighted average interest rates on average borrowings under the Fifth A&R Credit Agreement were 2.1% and 3.9% for the three months ended January 2, 2021 and December 28, 2019, respectively.
The Fifth A&R Credit Agreement contains, among other obligations, an affirmative covenant regarding the Company’s leverage ratio on the last day of each quarter calculated as average total indebtedness, divided by the Company’s earnings before interest, taxes, depreciation and amortization (“EBITDA”), as adjusted pursuant to the terms of the Fifth A&R Credit Agreement (“Adjusted EBITDA”). The maximum leverage ratio is 4.50. The Company’s leverage ratio was 2.26 at January 2, 2021. The Fifth A&R Credit Agreement also contains an affirmative covenant regarding the Company’s interest coverage ratio determined as of the end of each of its fiscal quarters. The interest coverage ratio is calculated as Adjusted EBITDA divided by interest expense, as described in the Fifth A&R Credit Agreement, and excludes costs related to refinancings. The minimum interest coverage ratio was 3.00 for the twelve months ended January 2, 2021. The Company’s interest coverage ratio was 11.84 for the twelve months ended January 2, 2021.
The Fifth A&R Credit Agreement allows the Company to make unlimited restricted payments (as defined in the Fifth A&R Credit Agreement), including dividend payments and repurchases of the common shares of Scotts Miracle-Gro (“Common Shares”), as long as the leverage ratio resulting from the making of such restricted payments is 4.00 or less. Otherwise, the Company may make further restricted payments in an aggregate amount for each fiscal year not to exceed $225.0.
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

Contents	THE SCOTTS MIRACLE-GRO COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — (Continued)
(Dollars in millions, except per share data)
Facility is $400.0 and the commitment amount during the seasonal commitment period beginning on February 26, 2021 and ending on June 18, 2021 is $160.0. The Receivables Facility expires on August 20, 2021.
The Company accounts for the sale of receivables under the Receivables Facility as short-term debt and continues to carry the receivables on its Condensed Consolidated Balance Sheets, primarily as a result of the Company’s requirement to repurchase receivables sold. As of January 2, 2021 and December 28, 2019, there were $136.0 and $39.0, respectively, in borrowings on receivables pledged as collateral under the Receivables Facility, and the carrying value of the receivables pledged as collateral was $151.1 and $43.3, respectively.
Interest Rate Swap Agreements
The Company has outstanding interest rate swap agreements with major financial institutions that effectively convert a portion of the Company’s variable-rate debt to a fixed rate. The swap agreements had a maximum total U.S. dollar equivalent notional amount of $600.0, $850.0 and $600.0 at January 2, 2021, December 28, 2019 and September 30, 2020, respectively. Interest payments made between the effective date and expiration date are hedged by the swap agreements, except as noted below.
The notional amount, effective date, expiration date and rate of each of these swap agreements outstanding at January 2, 2021 are shown in the table below:

Notional Amount		Effective Date (a)	Expiration Date	Fixed Rate
$200	(b)	11/7/2018	6/7/2021	2.87%
100		11/7/2018	7/7/2021	2.96%
200		11/7/2018	10/7/2021	2.98%
100		12/21/2020	6/20/2023	1.36%
300	(b)	1/7/2021	6/7/2023	1.34%
200		10/7/2021	6/7/2023	1.37%
200	(b)	1/20/2022	6/20/2024	0.58%
200		6/7/2023	6/8/2026	0.85%
(a)The effective date refers to the date on which interest payments are first hedged by the applicable swap agreement.
(b)Notional amount adjusts in accordance with a specified seasonal schedule. This represents the maximum notional amount at any point in time.
Weighted Average Interest Rate
The weighted average interest rates on the Company’s debt were 3.8% and 4.5% for the three months ended January 2, 2021 and December 28, 2019, respectively.
NOTE 8. EQUITY
The following tables provide a summary of the changes in total equity, equity attributable to controlling interest, and equity attributable to noncontrolling interests for each of the periods indicated:

	Common Shares and Capital in Excess of Stated Value	Retained Earnings	Treasury Shares	Accumulated Other Comprehensive Loss	Total Equity - Controlling Interest	Noncontrolling Interest	Total Equity
Balance at September 30, 2020	$482.5	$1,235.6	$(921.8)	$(99.1)	$697.2	$5.7	$702.9
Net income (loss)	—	24.4	—	—	24.4	0.8	25.2
Other comprehensive income (loss)	—	—	—	15.6	15.6	—	15.6
Share-based compensation	8.2	—	—	—	8.2	—	8.2
Dividends declared ($0.62 per share)	—	(35.7)	—	—	(35.7)	—	(35.7)
Treasury share purchases	—	—	(38.4)	—	(38.4)	—	(38.4)
Treasury share issuances	(0.1)	—	1.3	—	1.2	—	1.2
Balance at January 2, 2021	$490.5	$1,224.4	$(958.8)	$(83.5)	$672.6	$6.4	$679.0
The sum of the components may not equal due to rounding.

Contents	THE SCOTTS MIRACLE-GRO COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — (Continued)
(Dollars in millions, except per share data)

	Common Shares and Capital in Excess of Stated Value	Retained Earnings	Treasury Shares	Accumulated Other Comprehensive Loss	Total Equity - Controlling Interest	Noncontrolling Interest	Total Equity
Balance at September 30, 2019	$442.2	$1,274.7	$(904.3)	$(93.9)	$718.7	$4.5	$723.2
Net income (loss)	—	(71.4)	—	—	(71.4)	0.1	(71.3)
Other comprehensive income (loss)	—	—	—	2.9	2.9	—	2.9
Share-based compensation	7.0	—	—	—	7.0	—	7.0
Dividends declared ($0.58 per share)	—	(33.5)	—	—	(33.5)	—	(33.5)
Treasury share issuances	(0.3)	—	1.2	—	0.9	—	0.9
Balance at December 28, 2019	$448.9	$1,169.8	$(903.1)	$(91.0)	$624.6	$4.7	$629.3
The sum of the components may not equal due to rounding.
Changes in AOCL by component were as follows for each of the periods indicated:

	Foreign Currency Translation Adjustments	Net Unrealized Gain (Loss) On Derivative Instruments	Net Unrealized Gain (Loss) in Pension and Other Post-Retirement Benefits	Accumulated Other Comprehensive Income (Loss)
Balance at September 30, 2020	$(6.2)	$(15.1)	$(77.8)	$(99.1)
Other comprehensive income (loss) before reclassifications	12.4	3.4	—	15.8
Amounts reclassified from accumulated other comprehensive net income (loss)	—	2.6	(1.6)	1.0
Income tax benefit (expense)	—	(1.6)	0.4	(1.2)
Net current period other comprehensive income (loss)	12.4	4.4	(1.2)	15.6
Balance at January 2, 2021	$6.2	$(10.7)	$(79.0)	$(83.5)
The sum of the components may not equal due to rounding.

	Foreign Currency Translation Adjustments	Net Unrealized Gain (Loss) On Derivative Instruments	Net Unrealized Gain (Loss) in Pension and Other Post-Retirement Benefits	Accumulated Other Comprehensive Income (Loss)
Balance at September 30, 2019	$(17.4)	$(8.1)	$(68.4)	$(93.9)
Other comprehensive income (loss) before reclassifications	4.6	(1.9)	—	2.7
Amounts reclassified from accumulated other comprehensive net income (loss)	—	1.1	(1.4)	(0.3)
Income tax benefit (expense)	—	0.2	0.3	0.5
Net current period other comprehensive income (loss)	4.6	(0.6)	(1.1)	2.9
Balance at December 28, 2019	$(12.8)	$(8.7)	$(69.5)	$(91.0)
The sum of the components may not equal due to rounding.
Dividends
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

Contents	THE SCOTTS MIRACLE-GRO COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — (Continued)
(Dollars in millions, except per share data)
Shares of up to an aggregate amount of $1,000.0 through March 28, 2020. There were no share repurchases under this share repurchase authorization during the three months ended December 28, 2019. From the effective date of this share repurchase authorization in the fourth quarter of fiscal 2014 through March 28, 2020, Scotts Miracle-Gro repurchased approximately 8.7 million Common Shares for $762.8.
On February 6, 2020, the Company announced a new share repurchase program allowing for repurchases of up to $750.0 of Common Shares from April 30, 2020 through March 25, 2023. The authorization provides the Company with flexibility to purchase Common Shares from time to time in open market purchases or through privately negotiated transactions. All or part of the repurchases may be made under Rule 10b5-1 plans, which the Company may enter into from time to time and which enable the repurchases to occur on a more regular basis, or pursuant to accelerated share repurchases. The share repurchase authorization may be suspended or discontinued by the Board of Directors at any time, and there can be no guarantee as to the timing or amount of any repurchases. There were no share repurchases under this share repurchase authorization during fiscal 2020. During the three months ended January 2, 2021, Scotts Miracle-Gro repurchased approximately 0.2 million Common Shares under this share repurchase authorization for $38.0.
Share-Based Awards
The following is a summary of the share-based awards granted during each of the periods indicated:

	THREE MONTHS ENDED
	JANUARY 2, 2021	DECEMBER 28, 2019
Employees
Restricted stock units	1,687	4,066
Non-Employee Directors
Restricted and deferred stock units	595	976
Total share-based awards	2,282	5,042

Aggregate fair value at grant dates	$0.3	$0.5
Total share-based compensation was as follows for each of the periods indicated:

	THREE MONTHS ENDED
	JANUARY 2, 2021	DECEMBER 28, 2019
Share-based compensation	$8.2	$7.0
Related tax benefit	2.0	1.7

NOTE 9. INCOME TAXES
The effective tax rates related to continuing operations for the three months ended January 2, 2021 and December 28, 2019 were 23.9% and 25.0%, respectively. The effective tax rate used for interim reporting purposes is based on management’s best estimate of factors impacting the effective tax rate for the full fiscal year and includes the impact of discrete items recognized in the quarter. There can be no assurance that the effective tax rate estimated for interim financial reporting purposes will approximate the effective tax rate determined at fiscal year end.
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

Contents	THE SCOTTS MIRACLE-GRO COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — (Continued)
(Dollars in millions, except per share data)
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
Regulatory Matters
At January 2, 2021, $3.8 was accrued in the “Other liabilities” line in the Condensed Consolidated Balance Sheets for environmental actions, the majority of which are for site remediation. The Company believes that the amounts accrued are adequate to cover such known environmental exposures based on current facts and estimates of likely outcomes. Although it is reasonably possible that the costs to resolve such known environmental exposures will exceed the amounts accrued, any variation from accrued amounts is not expected to be material.
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
Exchange Rate Risk Management
The Company uses currency forward contracts to manage the exchange rate risk associated with intercompany loans and certain other balances denominated in foreign currencies. Currency forward contracts are valued using observable forward rates in commonly quoted intervals for the full term of the contracts. The notional amount of outstanding currency forward contracts was $161.5, $128.7 and $160.1 at January 2, 2021, December 28, 2019 and September 30, 2020, respectively. Contracts outstanding at January 2, 2021 will mature over the next fiscal quarter.
Interest Rate Risk Management
The Company enters into interest rate swap agreements as a means to hedge its variable interest rate risk on debt instruments. Net amounts to be received or paid under the swap agreements are reflected as adjustments to interest expense. The Company has outstanding interest rate swap agreements with major financial institutions that effectively convert a portion of

Contents	THE SCOTTS MIRACLE-GRO COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — (Continued)
(Dollars in millions, except per share data)
the Company’s variable-rate debt to a fixed rate. Interest rate swap agreements are valued based on the present value of the estimated future net cash flows using implied rates in the applicable yield curve as of the valuation date. The swap agreements had a maximum total U.S. dollar equivalent notional amount of $600.0, $850.0 and $600.0 at January 2, 2021, December 28, 2019 and September 30, 2020, respectively. Refer to “NOTE 7. DEBT” for the terms of the swap agreements outstanding at January 2, 2021. Included in the AOCL balance at January 2, 2021 was a loss of $6.7 related to interest rate swap agreements that is expected to be reclassified to earnings during the next twelve months, consistent with the timing of the underlying hedged transactions.
Commodity Price Risk Management
The Company enters into hedging arrangements designed to fix the price of a portion of its projected future urea, diesel and resin requirements. Commodity contracts are valued using observable commodity exchange prices in active markets. Included in the AOCL balance at January 2, 2021 was a gain of $1.3 related to commodity hedges that is expected to be reclassified to earnings during the next twelve months, consistent with the timing of the underlying hedged transactions.
The Company had the following outstanding commodity contracts that were entered into to hedge forecasted purchases:

COMMODITY	JANUARY 2, 2021	DECEMBER 28, 2019	SEPTEMBER 30, 2020
Urea	40,500 tons	45,500 tons	76,500 tons
Resin	4,000,000 pounds	11,000,000 pounds	9,100,000 pounds
Diesel	4,704,000 gallons	4,368,000 gallons	5,838,000 gallons
Heating Oil	2,100,000 gallons	1,344,000 gallons	2,142,000 gallons
Fair Values of Derivative Instruments
The fair values of the Company’s derivative instruments, which represent Level 2 fair value measurements, were as follows:

		ASSETS / (LIABILITIES)
DERIVATIVES DESIGNATED AS HEDGING INSTRUMENTS	BALANCE SHEET LOCATION	JANUARY 2, 2021	DECEMBER 28, 2019	SEPTEMBER 30, 2020
Interest rate swap agreements	Other current liabilities	$(9.4)	$(5.4)	$(10.4)
	Other liabilities	(7.9)	(3.8)	(9.7)
Commodity hedging instruments	Prepaid and other current assets	2.1	—	0.9
	Other current liabilities	—	(1.6)	(0.7)
Total derivatives designated as hedging instruments		$(15.2)	$(10.8)	$(19.9)

DERIVATIVES NOT DESIGNATED AS HEDGING INSTRUMENTS	BALANCE SHEET LOCATION
Currency forward contracts	Prepaid and other current assets	$—	$—	$0.5
	Other current liabilities	(6.6)	(2.2)	(1.9)
Commodity hedging instruments	Prepaid and other current assets	0.4	0.1	—
	Other current liabilities	—	—	(0.9)
Total derivatives not designated as hedging instruments		(6.2)	(2.1)	(2.3)
Total derivatives		$(21.4)	$(12.9)	$(22.2)

Contents	THE SCOTTS MIRACLE-GRO COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — (Continued)
(Dollars in millions, except per share data)
The effect of derivative instruments on AOCL, net of tax, and the Condensed Consolidated Statements of Operations for each of the periods presented was as follows:

DERIVATIVES IN CASH FLOW HEDGING RELATIONSHIPS	AMOUNT OF GAIN / (LOSS) RECOGNIZED IN AOCL
	THREE MONTHS ENDED
	JANUARY 2, 2021	DECEMBER 28, 2019
Interest rate swap agreements	$0.3	$0.4
Commodity hedging instruments	2.2	(1.8)
Total	$2.5	$(1.4)

DERIVATIVES IN CASH FLOW HEDGING RELATIONSHIPS	RECLASSIFIED FROM AOCL INTO STATEMENT OF OPERATIONS	AMOUNT OF GAIN / (LOSS)
		THREE MONTHS ENDED
		JANUARY 2, 2021	DECEMBER 28, 2019
Interest rate swap agreements	Interest expense	$(1.8)	$(0.8)
Commodity hedging instruments	Cost of sales	(0.1)	—
Total		$(1.9)	$(0.8)

DERIVATIVES NOT DESIGNATED AS HEDGING INSTRUMENTS	RECOGNIZED IN STATEMENT OF OPERATIONS	AMOUNT OF GAIN / (LOSS)
		THREE MONTHS ENDED
		JANUARY 2, 2021	DECEMBER 28, 2019
Currency forward contracts	Other income / expense, net	$(8.0)	$(4.8)
Commodity hedging instruments	Cost of sales	0.7	0.5
Total		$(7.3)	$(4.3)

NOTE 12. FAIR VALUE MEASUREMENTS
The following table summarizes the fair value of the Company’s assets and liabilities for which disclosure of fair value is required:

		JANUARY 2, 2021		DECEMBER 28, 2019		SEPTEMBER 30, 2020
	FAIR VALUE HIERARCHY LEVEL	CARRYING AMOUNT	ESTIMATED FAIR VALUE	CARRYING AMOUNT	ESTIMATED FAIR VALUE	CARRYING AMOUNT	ESTIMATED FAIR VALUE
Assets:
Cash equivalents	Level 1	$3.3	$3.3	$2.4	$2.4	$2.4	$2.4
Other
Investment securities in non-qualified retirement plan assets	Level 1	38.7	38.7	25.2	25.2	29.8	29.8
Bonnie Option	Level 3	—	—	11.3	11.3	23.3	23.3

Liabilities:
Debt instruments
Credit facilities – revolving loans	Level 2	599.6	599.6	537.1	537.1	64.0	64.0
Credit facilities – term loans	Level 2	700.0	700.0	750.0	750.0	710.0	710.0
Senior Notes – 4.500%	Level 2	450.0	484.9	450.0	459.6	450.0	476.4
Senior Notes – 5.250%	Level 2	250.0	263.4	250.0	267.5	250.0	266.6
Receivables facility	Level 2	136.0	136.0	39.0	39.0	20.0	20.0
Other debt	Level 2	6.8	6.8	11.5	11.5	1.1	1.1

Contents	THE SCOTTS MIRACLE-GRO COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — (Continued)
(Dollars in millions, except per share data)
NOTE 13. LEASES
The Company leases certain property and equipment from third parties under various non-cancelable lease agreements, including industrial, commercial and office properties and equipment that support the management, manufacturing, distribution and research and development of products marketed and sold by the Company. The lease agreements generally require that the Company pay taxes, insurance and maintenance expenses related to the leased assets. At January 2, 2021, the Company had entered into operating leases that were yet to commence with a combined total expected lease liability of $45.3. From time to time, the Company will sublease portions of its facilities, resulting in sublease income. Sublease income and the related cash flows were not material to the condensed consolidated financial statements for the three months ended January 2, 2021 and December 28, 2019.
The Company leases certain vehicles (primarily cars and light trucks) under agreements that are cancelable after the first year, but typically continue on a month-to-month basis until canceled by the Company. The vehicle leases and certain other non-cancelable operating leases contain residual value guarantees that create a contingent obligation on the part of the Company to compensate the lessor if the leased asset cannot be sold for an amount in excess of a specified minimum value at the conclusion of the lease term. If all such vehicle leases had been canceled as of January 2, 2021, the Company’s residual value guarantee would have approximated $4.1.
Supplemental balance sheet information related to the Company’s leases was as follows:

	BALANCE SHEET LOCATION	JANUARY 2, 2021	DECEMBER 28, 2019	SEPTEMBER 30, 2020
Operating leases:
Right-of-use assets	Other assets	$169.6	$129.5	$156.0

Current lease liabilities	Other current liabilities	52.9	45.0	47.5
Non-current lease liabilities	Other liabilities	122.9	88.9	113.3
Total operating lease liabilities		$175.8	$133.9	$160.8

Finance leases:
Right-of-use assets	Property, plant and equipment, net	$33.3	$36.3	$34.7

Current lease liabilities	Current portion of debt	5.2	4.5	5.2
Non-current lease liabilities	Long-term debt	29.6	32.4	30.9
Total finance lease liabilities		$34.8	$36.9	$36.1
    Components of lease cost were as follows:

	THREE MONTHS ENDED
	JANUARY 2, 2021	DECEMBER 28, 2019
Operating lease cost (a)	$15.4	$13.1
Variable lease cost	3.1	2.3

Finance lease cost
Amortization of right-of-use assets	1.5	0.9
Interest on lease liabilities	0.4	0.3
Total finance lease cost	$1.9	$1.2
(a)Operating lease cost includes amortization of ROU assets of $13.3 and $11.1 for the three months ended January 2, 2021 and December 28, 2019, respectively. Short-term lease expense is excluded from operating lease cost and is not material.

Contents	THE SCOTTS MIRACLE-GRO COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — (Continued)
(Dollars in millions, except per share data)
Supplemental cash flow information and non-cash activity related to the Company’s leases were as follows:

	THREE MONTHS ENDED
	JANUARY 2, 2021	DECEMBER 28, 2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases, net	$13.9	$13.4
Operating cash flows from finance leases	0.4	0.3
Financing cash flows from finance leases	1.3	0.4

Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$25.6	$11.0
Finance leases	—	11.9
Weighted-average remaining lease term and discount rate for the Company’s leases were as follows:

JANUARY 2, 2021
Weighted-average remaining lease term (in years):
Operating leases	4.6
Finance leases	8.3

Weighted-average discount rate:
Operating leases	3.7%
Finance leases	4.3%
Maturities of lease liabilities by fiscal year for the Company’s leases as of January 2, 2021 were as follows:

Year	OPERATING LEASES	FINANCE LEASES
2021 (remainder of the year)	$45.0	$4.9
2022	48.6	6.5
2023	33.2	6.6
2024	24.8	6.6
2025	18.7	2.4
Thereafter	21.3	14.8
Total lease payments	191.6	41.8
Less: Imputed interest	(15.8)	(7.0)
Total lease liabilities	$175.8	$34.8

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
During the three months ended January 2, 2021, the Company changed its internal organization structure such that AeroGrow is now managed by and reported within the U.S. Consumer segment. Within the U.S. Consumer segment, AeroGrow will be integrated into the Company’s overall direct-to-consumer focus and strategy. AeroGrow was previously managed by and reported within the Hawthorne segment. The prior period amounts have been reclassified to conform with the new organization structure. This change in organization structure resulted in a change in the Company’s reporting units. As a result, goodwill included in impacted reporting units was reallocated using a relative fair value approach, resulting in $15.8 of goodwill reallocated from the Hawthorne segment to the U.S. Consumer segment during the three months ended January 2,

Contents	THE SCOTTS MIRACLE-GRO COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — (Continued)
(Dollars in millions, except per share data)
2021. In addition, the Company completed an assessment of potential goodwill impairment immediately before and after the reallocation and determined that no impairment existed.
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
The following tables present financial information for the Company’s reportable segments for the periods indicated:

	THREE MONTHS ENDED
	JANUARY 2, 2021	DECEMBER 28, 2019
Net sales:
U.S. Consumer	$408.2	$165.5
Hawthorne	309.4	180.7
Other	31.0	19.6
Consolidated	$748.6	$365.8

Segment Profit (Loss):
U.S. Consumer	$45.3	$(40.1)
Hawthorne	40.4	12.5
Other	—	(3.5)
Total Segment Profit (Loss)	85.7	(31.1)
Corporate	(34.6)	(26.1)
Intangible asset amortization	(7.4)	(7.6)
Impairment, restructuring and other	(9.7)	2.2
Costs related to refinancing	—	(15.1)
Interest expense	(16.1)	(20.0)
Other non-operating income, net	15.2	2.6
Income (loss) from continuing operations before income taxes	$33.1	$(95.1)

The following table presents net sales by product category for the periods indicated:

	THREE MONTHS ENDED
	JANUARY 2, 2021	DECEMBER 28, 2019
U.S. Consumer:
Growing media and mulch	$90.0	$44.8
Lawn care	166.0	50.8
Controls	62.5	28.8
Roundup® marketing agreement	17.3	8.9
Other, primarily gardening	72.4	32.2
Hawthorne:
Lighting	115.3	60.8
Nutrients	56.9	37.6
Growing media	35.6	25.5
Other, primarily hardware and growing environments	101.6	56.8
Other:
Growing media	16.8	11.2
Lawn care	4.8	3.4
Other, primarily gardening and controls	9.4	5.0
Total net sales	$748.6	$365.8

Contents	THE SCOTTS MIRACLE-GRO COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — (Continued)
(Dollars in millions, except per share data)

The following table presents net sales by geographic area for the periods indicated:

	THREE MONTHS ENDED
	JANUARY 2, 2021	DECEMBER 28, 2019
Net sales:
United States	$680.5	$320.4
International	68.1	45.4
	$748.6	$365.8

NOTE 15. SUBSEQUENT EVENT
On January 11, 2021, the Company announced that Thomas Randal Coleman, Executive Vice President and Chief Financial Officer, departed from his positions with the Company, effective as of January 5, 2021. Cory Miller assumed the role of interim Chief Financial Officer. In connection with Mr. Coleman’s departure, the Company entered into a Separation Agreement and Release of All Claims (the “Separation Agreement”) with Mr. Coleman. The Separation Agreement addresses the payments and benefits to which Mr. Coleman is entitled in connection with his departure. The Company will record a charge of $3.3 during the second quarter of fiscal 2021 associated with Mr. Coleman’s departure, primarily comprised of: (i) severance pay equal to 24 months of salary, at Mr. Coleman’s regular monthly base pay; (ii) a lump sum payment of $0.03 in lieu of outplacement services; (iii) for a period of 24 months, a benefits offset payment in an amount equal to the excess of the COBRA premium charged by the Company to terminated employees over the premium Mr. Coleman paid as an active employee; (iv) in lieu of an annual bonus award, an amount equal to two times Mr. Coleman’s target bonus amount for the Company’s 2021 fiscal year, 50% of which is payable on the first scheduled pay date following the first anniversary of Mr. Coleman’s departure date and 50% of which is payable on the first scheduled pay date following the second anniversary of Mr. Coleman’s departure date, subject to Mr. Coleman’s continued compliance as of the payment date with all of his post-employment obligations to the Company; and (v) acceleration of share-based compensation expense related to awards that will vest or partially vest upon Mr. Coleman’s departure from the Company.

Contents	THE SCOTTS MIRACLE-GRO COMPANY
(Dollars in millions, except per share data)
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The purpose of this discussion is to provide an understanding of the financial condition and results of operations of The Scotts Miracle-Gro Company (“Scotts Miracle-Gro”) and its subsidiaries (collectively, together with Scotts Miracle-Gro, the “Company,” “we” or “us”) by focusing on changes in certain key measures from year-to-year. This Management’s Discussion and Analysis (“MD&A”) is divided into the following sections:
•Executive summary
•Results of operations
•Segment results
•Liquidity and capital resources
•Regulatory matters
•Critical accounting policies and estimates
This MD&A should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in Scotts Miracle-Gro’s Annual Report on Form 10-K for the fiscal year ended September 30, 2020 (the “2020 Annual Report”).
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
Beginning in fiscal 2015, our Hawthorne segment made a series of key acquisitions and investments, including General Hydroponics, Gavita, Botanicare, Vermicrop, Agrolux and Can-Filters. On June 4, 2018, our Hawthorne segment acquired substantially all of the assets of Sunlight Supply. At the time of the acquisition, Sunlight Supply was a leading developer, manufacturer, marketer and distributor of horticultural, organics, lighting and hydroponic gardening products. Prior to the transaction, Sunlight Supply served as a non-exclusive distributor of our products. In connection with our acquisition of Sunlight Supply, we announced the launch of an initiative called Project Catalyst. Project Catalyst is a company-wide restructuring effort to reduce operating costs throughout our U.S. Consumer, Hawthorne and Other segments and drive synergies from acquisitions within our Hawthorne segment.
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
Due to the seasonal nature of the lawn and garden business, significant portions of our products ship to our retail customers during our second and third fiscal quarters, as noted in the chart below. Our annual net sales are further concentrated in the second and third fiscal quarters by retailers who rely on our ability to deliver products closer to when consumers buy our products, thereby reducing retailers’ pre-season inventories. We follow a 13-week quarterly accounting cycle pursuant to which the first three fiscal quarters end on a Saturday and the fiscal year always ends on September 30. This fiscal calendar convention requires us to cycle forward the first three fiscal quarter ends every six years. Fiscal 2021 is impacted by this process and, as a result, our first quarter of fiscal 2021 had five additional days and our fourth quarter of fiscal 2021 will have six fewer days compared to the respective quarters of fiscal 2020. In addition, our second quarter of fiscal 2021 ends six days later than our second quarter of fiscal 2020 and those six days fall within our peak selling season. For the three months ended January 2, 2021, this resulted in an increase in net sales of approximately $43.0, and an increase in net income attributable to controlling interest from continuing operations per diluted share of $0.12 compared to the three months ended December 28, 2019.

Contents	THE SCOTTS MIRACLE-GRO COMPANY
(Dollars in millions, except per share data)

	Percent of Net Sales from Continuing Operations by Quarter
	2020	2019	2018
First Quarter	8.9%	9.4%	8.3%
Second Quarter	33.5%	37.7%	38.1%
Third Quarter	36.1%	37.1%	37.3%
Fourth Quarter	21.5%	15.8%	16.3%
On August 11, 2014, Scotts Miracle-Gro announced that its Board of Directors authorized the repurchase of up to $500.0 of Common Shares over a five-year period (effective November 1, 2014 through September 30, 2019). On August 3, 2016, Scotts Miracle-Gro announced that its Board of Directors authorized a $500.0 increase to the share repurchase authorization ending on September 30, 2019. On August 2, 2019, the Scotts Miracle-Gro Board of Directors authorized an extension of the share repurchase authorization through March 28, 2020. The amended authorization allowed for repurchases of Common Shares of up to an aggregate amount of $1,000.0 through March 28, 2020. There were no share repurchases under this share repurchase authorization during the three months ended December 28, 2019. From the effective date of this share repurchase authorization in the fourth quarter of fiscal 2014 through March 28, 2020, Scotts Miracle-Gro repurchased approximately 8.7 million Common Shares for $762.8.
On February 6, 2020, the Company announced a new share repurchase program allowing for repurchases of up to $750.0 of Common Shares from April 30, 2020 through March 25, 2023. There were no share repurchases under this share repurchase authorization during fiscal 2020. During the three months ended January 2, 2021, Scotts Miracle-Gro repurchased approximately 0.2 million Common Shares under this share repurchase authorization for $38.0.
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
In response to the COVID-19 pandemic, we have implemented additional measures intended to both protect the health and safety of our employees and maintain our ability to provide products to our customers, including (i) requiring a significant part of our workforce to work from home, (ii) monitoring our employees for COVID-19 symptoms, (iii) making additional personal protective equipment available to our operations team, (iv) requiring all manufacturing and warehousing associates to take their temperatures before beginning a shift, (v) modifying work methods and schedules of our manufacturing and field associates to create distance or add barriers between associates, consumers and others, (vi) expanding cleaning efforts at our operation centers, (vii) modifying attendance policies so that associates may elect to stay home if they have symptoms, (viii) prioritizing production for goods that are more essential to our customers and (ix) implementing an interim premium pay allowance for certain associates in our field sales force or working in manufacturing or distribution centers. As a result of these additional measures and initiatives, we have incurred incremental costs, mostly related to premium pay provided to our associates, and we expect to continue to incur incremental costs through the end of fiscal 2021. While we believe that these efforts should enable us to maintain our operations during the COVID-19 pandemic, we can provide no assurance that we will be able to do so as a result of the unpredictability of the ultimate impact of the COVID-19 pandemic, including its length, severity and the responses of local, state, federal and foreign governmental authorities to the pandemic.
For our fiscal quarter ended January 2, 2021, we continued to experience increased demand for many of our products in response to the COVID-19 pandemic. The impacts of the pandemic remain uncertain and vary by geography, as infection rates of COVID-19 continue to increase in many regions, and authorities have taken different approaches to address the pandemic and resume economic activity. In those jurisdictions that were subject to business closures or limitations, our manufacturing and distribution operations were viewed as essential services and continued to operate. Likewise, our major retail partners were designated as essential services and remained open. We have not experienced any significant disruptions in incoming supplies or raw materials. The extent to which the COVID-19 pandemic will ultimately impact our business, results of operations, financial condition and cash flows depends on future developments that are highly uncertain, rapidly evolving and difficult to predict at this time. Depending on the length and severity of the COVID-19 pandemic, we may experience an increase or

Contents	THE SCOTTS MIRACLE-GRO COMPANY
(Dollars in millions, except per share data)
decrease in future customer orders driven by volatility in retail foot traffic, consumer shopping and consumption behavior. We are not able to predict the impact, if any, that the COVID-19 pandemic may have on the seasonality of our business.
For additional information on the impacts and our response to the COVID-19 pandemic, refer to “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 of our Annual Report on Form 10-K for the fiscal year ended September 30, 2020.
RESULTS OF OPERATIONS
The following table sets forth the components of earnings as a percentage of net sales for the three months ended January 2, 2021 and December 28, 2019:

	JANUARY 2, 2021	% OF NET SALES	DECEMBER 28, 2019	% OF NET SALES
Net sales	$748.6	100.0%	$365.8	100.0%
Cost of sales	548.8	73.3	311.3	85.1
Cost of sales—impairment, restructuring and other	9.0	1.2	0.3	0.1
Gross profit	190.8	25.5	54.2	14.8
Operating expenses:
Selling, general and administrative	156.7	20.9	119.8	32.8
Impairment, restructuring and other	0.7	0.1	(2.5)	(0.7)
Other income, net	(0.6)	(0.1)	(0.5)	(0.1)
Income (loss) from operations	34.0	4.5	(62.6)	(17.1)
Costs related to refinancing	—	—	15.1	4.1
Interest expense	16.1	2.2	20.0	5.5
Other non-operating income, net	(15.2)	(2.0)	(2.6)	(0.7)
Income (loss) from continuing operations before income taxes	33.1	4.4	(95.1)	(26.0)
Income tax expense (benefit) from continuing operations	7.9	1.1	(23.8)	(6.5)
Income (loss) from continuing operations	25.2	3.4	(71.3)	(19.5)
Income (loss) from discontinued operations, net of tax	—	—	—	—
Net income (loss)	$25.2	3.4%	$(71.3)	(19.5)%
The sum of the components may not equal due to rounding.

Net Sales
Net sales for the three months ended January 2, 2021 were $748.6, an increase of 104.6% from net sales of $365.8 for the three months ended December 28, 2019. These changes in net sales were attributable to the following:

THREE MONTHS ENDED
JANUARY 2, 2021
Volume	99.2%
Pricing	4.9
Foreign exchange rates	0.5
Change in net sales	104.6%
The increase in net sales for the three months ended January 2, 2021 as compared to the three months ended December 28, 2019 was primarily driven by:
•increased sales volume due to increased consumer demand including impacts of the COVID-19 pandemic and driven by soils, fertilizer, grass seed, controls and plant food products in our U.S. Consumer segment; lighting, nutrients, growing media, hardware and growing environments products in our Hawthorne segment; increased sales in our Other segment; and the impact of five additional days in the first quarter of fiscal 2021 as compared to the first quarter of fiscal 2020 which represents approximately $43.0 of net sales;
•increased pricing in our U.S. Consumer, Hawthorne and Other segments;

Contents	THE SCOTTS MIRACLE-GRO COMPANY
(Dollars in millions, except per share data)
•increased net sales associated with the Roundup® marketing agreement; and
•the favorable impact of foreign exchange rates as a result of the weakening of the U.S. dollar relative to the euro and the Canadian dollar.
Cost of Sales
The following table shows the major components of cost of sales for the periods indicated:

	THREE MONTHS ENDED
	JANUARY 2, 2021	DECEMBER 28, 2019
Materials	$312.1	$164.8
Manufacturing labor and overhead	114.6	69.5
Distribution and warehousing	108.1	63.6
Costs associated with Roundup® marketing agreement	14.0	13.4
Cost of sales	548.8	311.3
Cost of sales—impairment, restructuring and other	9.0	0.3
	$557.8	$311.6
Factors contributing to the change in cost of sales are outlined in the following table:

THREE MONTHS ENDED
JANUARY 2, 2021
Volume, product mix and other	$229.4
Material cost changes	5.7
Foreign exchange rates	1.8
Costs associated with Roundup® marketing agreement	0.6
237.5
Impairment, restructuring and other	8.7
Change in cost of sales	$246.2
The increase in cost of sales for the three months ended January 2, 2021 as compared to the three months ended December 28, 2019 was primarily driven by:
•higher sales volume in our U.S. Consumer, Hawthorne and Other segments;
•higher material prices in our Hawthorne and Other segments;
•the unfavorable impact of foreign exchange rates as a result of the weakening of the U.S. dollar relative to the euro and the Canadian dollar;
•an increase in costs associated with the Roundup® marketing agreement; and
•an increase in impairment, restructuring and other charges.
Gross Profit
As a percentage of net sales, our gross profit rate was 25.5% and 14.8% for the three months ended January 2, 2021 and December 28, 2019, respectively. Factors contributing to the change in gross profit rate are outlined in the following table:

THREE MONTHS ENDED
JANUARY 2, 2021
Volume, product mix and other	10.4%
Pricing	1.4
Roundup® commissions and reimbursements	0.8
Material costs	(0.8)
11.8%
Impairment, restructuring and other	(1.1)
Change in gross profit rate	10.7%

Contents	THE SCOTTS MIRACLE-GRO COMPANY
(Dollars in millions, except per share data)
The increase in gross profit rate for the three months ended January 2, 2021 as compared to the three months ended December 28, 2019 was primarily driven by:
•favorable leverage of fixed costs driven by higher sales volume in our U.S. Consumer, Hawthorne and Other segments;
•favorable mix in our U.S. Consumer segment driven by increased sales of products with higher profitability;
•increased pricing in our U.S. Consumer, Hawthorne and Other segments; and
•increased net sales associated with the Roundup® marketing agreement;
•partially offset by an increase in impairment, restructuring and other charges; and
•higher material prices in our Hawthorne and Other segments.
Selling, General and Administrative Expenses
The following table sets forth the components of selling, general and administrative expenses (“SG&A”) for the periods indicated:

	THREE MONTHS ENDED
	JANUARY 2, 2021	DECEMBER 28, 2019
Advertising	$26.7	$10.8
Research and development	10.3	9.2
Share-based compensation	8.2	7.0
Amortization of intangibles	7.3	7.5
Other selling, general and administrative	104.2	85.3
	$156.7	$119.8
SG&A increased $36.9, or 30.8%, during the three months ended January 2, 2021 compared to the three months ended December 28, 2019. Advertising expense increased $15.9, or 147.2%, during the three months ended January 2, 2021 driven by increased media spending in our U.S. Consumer and Hawthorne segments. Share-based compensation expense increased $1.2, or 17.1%, during the three months ended January 2, 2021 due to an increase in the expected payout percentage on long-term performance-based awards. Other SG&A increased $18.9, or 22.2%, during the three months ended January 2, 2021 driven by increases in short-term variable cash incentive compensation expense, selling expense and investments in information technology.
Impairment, Restructuring and Other
Activity described herein is classified within the “Cost of sales—impairment, restructuring and other” and “Impairment, restructuring and other” lines in the Condensed Consolidated Statements of Operations. The following table details impairment, restructuring and other charges (recoveries) for each of the periods presented:

	THREE MONTHS ENDED
	JANUARY 2, 2021	DECEMBER 28, 2019
Cost of sales—impairment, restructuring and other:
COVID-19 related costs	$8.7	$—
Restructuring and other charges	0.3	0.3
Operating expenses:
COVID-19 related costs	0.6	—
Restructuring and other charges (recoveries), net	0.1	(2.5)
Total impairment, restructuring and other charges (recoveries)	$9.7	$(2.2)
COVID-19
In response to the COVID-19 pandemic, we have implemented additional measures intended to both protect the health and safety of our employees and maintain our ability to provide products to our customers as described in additional detail above under “COVID-19 Response and Impacts.” During the three months ended January 2, 2021, we incurred costs of $9.3 associated with the COVID-19 pandemic primarily related to premium pay. We incurred costs of $8.3 in our U.S. Consumer

Contents	THE SCOTTS MIRACLE-GRO COMPANY
(Dollars in millions, except per share data)
segment and $0.4 in our Hawthorne segment in the “Cost of sales—impairment, restructuring and other” line in the Condensed Consolidated Statements of Operations during the three months ended January 2, 2021. We incurred costs of $0.6 in our U.S. Consumer segment in the “Impairment, restructuring and other” line in the Condensed Consolidated Statements of Operations during the three months ended January 2, 2021. Since the inception of the COVID-19 pandemic, total costs classified within the “Cost of sales—impairment, restructuring and other” and the “Impairment, restructuring and other” lines in the Condensed Consolidated Statements of Operations are $25.1 for our U.S. Consumer segment, $3.0 for our Hawthorne segment and $0.6 for our Other segment.
Project Catalyst
In connection with the acquisition of Sunlight Supply during the third quarter of fiscal 2018, we announced the launch of an initiative called Project Catalyst, which is a company-wide restructuring effort to reduce operating costs throughout our U.S. Consumer, Hawthorne and Other segments and drive synergies from acquisitions within our Hawthorne segment. Costs incurred during the three months ended January 2, 2021 and December 28, 2019 related to Project Catalyst were not material. Costs incurred to date since the inception of Project Catalyst are $25.1 for our Hawthorne segment, $13.9 for our U.S. Consumer segment, $1.3 for our Other segment and $2.8 for Corporate. Additionally, during the three months ended December 28, 2019, we received $2.6 from the final settlement of escrow funds related to a previous acquisition within our Hawthorne segment that was recognized in the “Impairment, restructuring and other” line in the Condensed Consolidated Statements of Operations.
Other Income, net
Other income is comprised of activities outside our normal business operations, such as royalty income from the licensing of certain of our brand names, foreign exchange transaction gains and losses and gains and losses from the disposition of non-inventory assets. Other income was $0.6 and $0.5 for the three months ended January 2, 2021 and December 28, 2019, respectively.
Income (Loss) from Operations
Income from operations was $34.0 for the three months ended January 2, 2021, an increase of 154.3% compared to a loss of $62.6 for the three months ended December 28, 2019. For the three months ended January 2, 2021, the increase was driven by higher net sales and an increase in gross profit rate, partially offset by higher SG&A and higher impairment, restructuring and other charges.
Costs Related to Refinancing
Costs related to refinancing were $15.1 for the three months ended December 28, 2019. The costs incurred for the three months ended December 28, 2019 were associated with the redemption of our 6.000% Senior Notes due 2023 (the “6.000% Senior Notes”), and are comprised of $12.0 of redemption premium and $3.1 of unamortized bond issuance costs that were written off. Refer to “NOTE 7. DEBT” of the Notes to the Condensed Consolidated Financial Statements (Unaudited) included in this Quarterly Report on Form 10-Q for more information regarding the redemption of the 6.000% Senior Notes.
Interest Expense
Interest expense was $16.1 for the three months ended January 2, 2021, a decrease of 19.5% compared to $20.0 for the three months ended December 28, 2019. The decrease was driven by a decrease in average borrowings of $74.8 and a decrease in our weighted average interest rate of 70 basis points. The decrease in average borrowings was primarily driven by strong operating cash flow generation during fiscal 2020. The decrease in our weighted average interest rate was primarily driven by lower borrowing rates on the Fifth A&R Credit Agreement.
Other Non-Operating Income, net
Other non-operating income was $15.2 and $2.6 for the three months ended January 2, 2021 and December 28, 2019, respectively.
On December 31, 2020, pursuant to the terms of the Contribution and Unit Purchase Agreement between the Company and Alabama Farmers Cooperative, Inc. (“AFC”), we acquired a 50% equity interest in the Bonnie Plants business of planting, growing, developing, manufacturing, distributing, marketing, and selling live plants, plant food, fertilizer and potting soil through a newly formed joint venture with AFC (“Bonnie Plants, LLC”) in exchange for a cash payment of $100.7, forgiveness of our outstanding loan receivable with AFC and surrender of our options to increase our economic interest in the Bonnie Plants business. Our loan receivable with AFC, which was previously recognized in the “Other assets” line in the Condensed Consolidated Balance Sheets, had a carrying value of $66.4 on December 31, 2020 and we recognized a gain of $12.5 during

Contents	THE SCOTTS MIRACLE-GRO COMPANY
(Dollars in millions, except per share data)
the three months ended January 2, 2021 to write-up the value of the loan to its closing date fair value of $78.9 in the “Other non-operating income, net” line in the Condensed Consolidated Statements of Operations. Our options to increase our economic interest in the Bonnie Plants business were previously recognized in the “Other assets” line in the Condensed Consolidated Balance Sheets and had an estimated fair value of $23.3 on December 31, 2020. Our interest in Bonnie Plants, LLC had an initial fair value of $202.9 and is recorded in the “Investment in unconsolidated affiliates” line in the Consolidated Balance Sheets. Our interest is accounted for using the equity method of accounting, with our proportionate share of Bonnie Plants, LLC earnings subsequent to December 31, 2020 reflected in the Condensed Consolidated Statements of Operations.
Income Tax Expense (Benefit) from Continuing Operations
The effective tax rates related to continuing operations for the three months ended January 2, 2021 and December 28, 2019 were 23.9% and 25.0%, respectively. The effective tax rate used for interim purposes is based on our best estimate of factors impacting the effective tax rate for the full fiscal year. Factors affecting the estimated effective tax rate include assumptions as to income by jurisdiction (domestic and foreign), the availability and utilization of tax credits and the existence of elements of income and expense that may not be taxable or deductible. The estimated effective tax rate is subject to revision in later interim periods and at fiscal year end as facts and circumstances change during the course of the fiscal year. There can be no assurance that the effective tax rate estimated for interim financial reporting purposes will approximate the effective tax rate determined at fiscal year end.
Income (Loss) from Continuing Operations
Income from continuing operations was $25.2, or $0.43 per diluted share, for the three months ended January 2, 2021 compared to a loss from continuing operations of $71.3, or $1.28 per diluted share, for the three months ended December 28, 2019. The increase was driven by higher net sales, an increase in gross profit rate, lower costs related to refinancing, lower interest expense and higher other non-operating income, partially offset by higher SG&A and higher impairment, restructuring and other charges.
Diluted average common shares used in the diluted income per common share calculation for the three months ended January 2, 2021 were 57.1 million, which included dilutive potential Common Shares of 1.4 million. Diluted average common shares used in the diluted income per common share calculation for the three months ended December 28, 2019 were 55.8 million, which excluded dilutive potential Common Shares because the effect of their inclusion would be anti-dilutive as the Company incurred a net loss for the three months ended December 28, 2019.
SEGMENT RESULTS
During the three months ended January 2, 2021, we changed our internal organization structure such that AeroGrow is now managed by and reported within our U.S. Consumer segment. Within our U.S. Consumer segment, AeroGrow will be integrated into our overall direct-to-consumer focus and strategy. AeroGrow was previously managed by and reported within our Hawthorne segment. The prior period amounts have been reclassified to conform with the new organization structure.
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
The following table sets forth net sales by segment:

	THREE MONTHS ENDED
	JANUARY 2, 2021	DECEMBER 28, 2019
U.S. Consumer	$408.2	$165.5
Hawthorne	309.4	180.7
Other	31.0	19.6
Consolidated	$748.6	$365.8

Contents	THE SCOTTS MIRACLE-GRO COMPANY
(Dollars in millions, except per share data)
The following table sets forth Segment Profit (Loss) as well as a reconciliation to income from continuing operations before income taxes, the most directly comparable GAAP measure:

	THREE MONTHS ENDED
	JANUARY 2, 2021	DECEMBER 28, 2019
U.S. Consumer	$45.3	$(40.1)
Hawthorne	40.4	12.5
Other	—	(3.5)
Total Segment Profit (Loss) (Non-GAAP)	85.7	(31.1)
Corporate	(34.6)	(26.1)
Intangible asset amortization	(7.4)	(7.6)
Impairment, restructuring and other	(9.7)	2.2
Costs related to refinancing	—	(15.1)
Interest expense	(16.1)	(20.0)
Other non-operating income, net	15.2	2.6
Income (loss) from continuing operations before income taxes (GAAP)	$33.1	$(95.1)
U.S. Consumer
U.S. Consumer segment net sales were $408.2 in the first quarter of fiscal 2021, an increase of 146.6% from first quarter of fiscal 2020 net sales of $165.5. For the first quarter of fiscal 2021, the increase was driven by the favorable impacts of volume and pricing of 142.3% and 4.4%, respectively. The increase in sales volume for the three months ended January 2, 2021 was driven by soils, fertilizer, grass seed, controls and plant food products and increased net sales associated with the Roundup® marketing agreement.
U.S. Consumer Segment Profit was $45.3 in the first quarter of fiscal 2021, an increase of 213.0% from the first quarter of fiscal 2020 Segment Loss of $40.1. For the three months ended January 2, 2021, the increase was due to higher net sales and a higher gross profit rate, partially offset by higher SG&A.
Hawthorne
Hawthorne segment net sales were $309.4 in the first quarter of fiscal 2021, an increase of 71.2% from first quarter of fiscal 2020 net sales of $180.7. For the first quarter of fiscal 2021, the increase was driven by the favorable impacts of volume, pricing and foreign exchange rates of 64.6%, 5.6% and 1.0%, respectively. The increase in sales volume for the three months ended January 2, 2021 was driven by lighting, nutrients, growing media, hardware and growing environments products.
Hawthorne Segment Profit was $40.4 in the first quarter of fiscal 2021, an increase of 223.2% from the first quarter of fiscal 2020 Segment Profit of $12.5. For the three months ended January 2, 2021, the increase was driven by higher net sales and a higher gross profit rate, partially offset by higher SG&A.
Other
Other segment net sales were $31.0 in the first quarter of fiscal 2021, an increase of 58.2% from first quarter of fiscal 2020 net sales of $19.6. For the first quarter of fiscal 2021, the increase was driven by the favorable impacts of volume, pricing and foreign exchange rates of 54.4%, 2.2% and 1.3%, respectively
Other Segment Profit was zero in the first quarter of fiscal 2021, an increase of 100.0% from the first quarter of fiscal 2020 Segment Loss of $3.5. For the three months ended January 2, 2021, the increase was driven by higher net sales and a higher gross profit rate, partially offset by higher SG&A.
Corporate
Corporate expenses were $34.6 in the first quarter of fiscal 2021, an increase of 32.6% from first quarter of fiscal 2020 expenses of $26.1. For the three months ended January 2, 2021, the increase was driven by an increase in short-term variable cash incentive compensation expense.

Contents	THE SCOTTS MIRACLE-GRO COMPANY
(Dollars in millions, except per share data)
LIQUIDITY AND CAPITAL RESOURCES
The following table summarizes cash activities:

	THREE MONTHS ENDED
	JANUARY 2, 2021	DECEMBER 28, 2019
Net cash used in operating activities	$(420.7)	$(318.2)
Net cash used in investing activities	(148.2)	(25.7)
Net cash provided by financing activities	573.5	352.3
Operating Activities
Cash used in operating activities totaled $420.7 for the three months ended January 2, 2021, an increase of $102.5 as compared to cash used in operating activities of $318.2 for the three months ended December 28, 2019. This increase was driven by higher inventory production, higher short-term variable cash incentive compensation payouts and higher SG&A during the three months ended January 2, 2021, partially offset by higher net sales and lower interest payments.
Investing Activities
Cash used in investing activities totaled $148.2 for the three months ended January 2, 2021 as compared to $25.7 for the three months ended December 28, 2019. Cash used for investments in property, plant and equipment during the first three months of fiscal 2021 and 2020 was $34.6 and $21.9, respectively. During the three months ended January 2, 2021, we acquired a 50% equity interest in Bonnie Plants, LLC in exchange for a cash payment of $100.7, as well as non-cash investing activities that included forgiveness of our outstanding loan receivable with AFC and surrender of our options to increase our economic interest in the Bonnie Plants business. In addition, during the three months ended January 2, 2021, we acquired contract rights within our U.S. Consumer segment for a cash payment of $10.0 and we paid cash of $2.9 associated with currency forward contracts. During the three months ended December 28, 2019, we made a $2.5 loan investment and paid cash of $1.3 associated with currency forward contracts.
Financing Activities
Cash provided by financing activities totaled $573.5 for the three months ended January 2, 2021 as compared to $352.3 for the three months ended December 28, 2019. This increase was driven by net borrowings under our Fifth A&R Credit Facilities (as defined below) of $645.4 during the three months ended January 2, 2021 as compared to $352.9 during the three months ended December 28, 2019, partially offset by the issuance of $450.0 aggregate principal amount of 4.500% Senior Notes and the redemption of all $400.0 aggregate principal amount of 6.000% Senior Notes during the three months ended December 28, 2019, and an increase in repurchases of our Common Shares of $38.4 during the three months ended January 2, 2021.
Cash and Cash Equivalents
Our cash and cash equivalents were held in cash depository accounts with major financial institutions around the world or invested in high-quality, short-term liquid investments having original maturities of three months or less. The cash and cash equivalents balances of $21.5, $27.4 and $16.6 as of January 2, 2021, December 28, 2019 and September 30, 2020, respectively, included $4.2, $19.3 and $9.4, respectively, held by controlled foreign corporations. As of January 2, 2021, we maintain our assertion of indefinite reinvestment of the earnings of all material foreign subsidiaries with the exception of the cumulative earnings of Scotts Luxembourg Sarl, which have generally been taxed on a current basis under “Subpart F” of the Internal Revenue Code which prevents deferral of recognition of U.S. taxable income through the use of foreign entities.
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
At January 2, 2021, we had letters of credit outstanding in the aggregate principal amount of $19.8, and $880.6 of borrowing availability under the Fifth A&R Credit Agreement. The weighted average interest rates on average borrowings

Contents	THE SCOTTS MIRACLE-GRO COMPANY
(Dollars in millions, except per share data)
under the Fifth A&R Credit Agreement were 2.1% and 3.9% for the three months ended January 2, 2021 and December 28, 2019, respectively.
The Fifth A&R Credit Agreement contains, among other obligations, an affirmative covenant regarding our leverage ratio on the last day of each quarter calculated as average total indebtedness, divided by our earnings before interest, taxes, depreciation and amortization (“EBITDA”), as adjusted pursuant to the terms of the Fifth A&R Credit Agreement (“Adjusted EBITDA”). The maximum leverage ratio is 4.50. Our leverage ratio was 2.26 at January 2, 2021. The Fifth A&R Credit Agreement also contains an affirmative covenant regarding our interest coverage ratio determined as of the end of each of our fiscal quarters. The interest coverage ratio is calculated as Adjusted EBITDA divided by interest expense, as described in the Fifth A&R Credit Agreement, and excludes costs related to refinancings. The minimum interest coverage ratio was 3.00 for the twelve months ended January 2, 2021. Our interest coverage ratio was 11.84 for the twelve months ended January 2, 2021. As of January 2, 2021, we were in compliance with these financial covenants.
The Fifth A&R Credit Agreement allows us to make unlimited restricted payments (as defined in the Fifth A&R Credit Agreement), including dividend payments and repurchases of Common Shares, as long as the leverage ratio resulting from the making of such restricted payments is 4.00 or less. Otherwise, we may make further restricted payments in an aggregate amount for each fiscal year not to exceed $225.0. We continue to monitor our compliance with the leverage ratio, interest coverage ratio and other covenants contained in the Fifth A&R Credit Agreement and, based upon our current operating assumptions, we expect to remain in compliance with the permissible leverage ratio and interest coverage ratio throughout fiscal 2021. However, an unanticipated shortfall in earnings, an increase in net indebtedness or other factors could materially affect our ability to remain in compliance with the financial or other covenants of the Fifth A&R Credit Agreement, potentially causing us to have to seek an amendment or waiver from our lending group which could result in repricing of the Fifth A&R Credit Agreement. While we believe we have good relationships with our lending group, we can provide no assurance that such a request would result in a modified or replacement credit agreement on reasonable terms, if at all.
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
On October 23, 2019, we redeemed all of our outstanding 6.000% Senior Notes for a redemption price of $412.5, comprised of $0.5 of accrued and unpaid interest, $12.0 of redemption premium, and $400.0 for outstanding principal amount. The $12.0 redemption premium was recognized in the “Costs related to refinancing” line on the Condensed Consolidated Statements of Operations during the first quarter of fiscal 2020. Additionally, we had $3.1 in unamortized bond issuance costs associated with the 6.000% Senior Notes, which were written-off during the first quarter of fiscal 2020 and were recognized in the “Costs related to refinancing” line in the Condensed Consolidated Statements of Operations.
Receivables Facility
We also maintain a Master Repurchase Agreement (including the annexes thereto, the “Repurchase Agreement”) and a Master Framework Agreement, as amended (the “Framework Agreement” and, together with the Repurchase Agreement, the “Receivables Facility”). Under the Receivables Facility, we may sell a portfolio of available and eligible outstanding customer accounts receivable to the purchasers and simultaneously agree to repurchase the receivables on a weekly basis. The eligible accounts receivable consist of accounts receivable generated by sales to three specified customers. The eligible amount of customer accounts receivables which may be sold under the Receivables Facility is $400.0 and the commitment amount during the seasonal commitment period beginning on February 26, 2021 and ending on June 18, 2021 is $160.0. The Receivables Facility expires on August 20, 2021 but is expected to be renewed prior to its expiration.
We account for the sale of receivables under the Receivables Facility as short-term debt and continue to carry the receivables on our Condensed Consolidated Balance Sheets, primarily as a result of our requirement to repurchase receivables sold. As of January 2, 2021 and December 28, 2019, there were $136.0 and $39.0, respectively, in borrowings on receivables

Contents	THE SCOTTS MIRACLE-GRO COMPANY
(Dollars in millions, except per share data)
pledged as collateral under the Receivables Facility, and the carrying value of the receivables pledged as collateral was $151.1 and $43.3, respectively.
Interest Rate Swap Agreements
We enter into interest rate swap agreements with major financial institutions that effectively convert a portion of our variable rate debt to a fixed rate. The swap agreements had a maximum total U.S. dollar equivalent notional amount of $600.0, $850.0 and $600.0 at January 2, 2021, December 28, 2019 and September 30, 2020, respectively. Interest payments made between the effective date and expiration date are hedged by the swap agreements, except as noted below.
The notional amount, effective date, expiration date and rate of each of these swap agreements outstanding at January 2, 2021 are shown in the table below:

Notional Amount		Effective Date (a)	Expiration Date	Fixed Rate
$200	(b)	11/7/2018	6/7/2021	2.87%
100		11/7/2018	7/7/2021	2.96%
200		11/7/2018	10/7/2021	2.98%
100		12/21/2020	6/20/2023	1.36%
300	(b)	1/7/2021	6/7/2023	1.34%
200		10/7/2021	6/7/2023	1.37%
200	(b)	1/20/2022	6/20/2024	0.58%
200		6/7/2023	6/8/2026	0.85%
(a)The effective date refers to the date on which interest payments are first hedged by the applicable swap agreement.
(b)Notional amount adjusts in accordance with a specified seasonal schedule. This represents the maximum notional amount at any point in time.
We believe that our cash flows from operations and borrowings under our agreements described herein will be sufficient to meet debt service, capital expenditures and working capital needs for the foreseeable future. However, we cannot ensure that our business will generate sufficient cash flow from operations or that future borrowings will be available under our borrowing agreements in amounts sufficient to pay indebtedness or fund other liquidity needs. Additionally, the extent to which the COVID-19 pandemic will ultimately impact our business, results of operations, financial condition and cash flows depends on future developments that are highly uncertain, rapidly evolving and difficult to predict at this time. Actual results of operations will depend on numerous factors, many of which are beyond our control as further discussed in the 2020 Annual Report, under “ITEM 1A. RISK FACTORS — Our indebtedness could limit our flexibility and adversely affect our financial condition” and “ITEM 1A. RISK FACTORS — The effects of the ongoing coronavirus (COVID-19) pandemic and any possible recurrence of other similar types of pandemics, or any other widespread public health emergencies, could have a material adverse effect on our business, results of operations, financial condition and/or cash flows.”
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
The guarantees are “full and unconditional,” as those terms are used in Regulation S-X, Rule 3-10(b)(3), except that a Guarantor’s guarantee will be released in certain circumstances set forth in the indentures governing the 5.250% Senior Notes and 4.500% Senior Notes, such as (i) upon any sale or other disposition of all or substantially all of the assets of the Guarantor (including by way of merger or consolidation) to any person other than Scotts Miracle-Gro or any “restricted subsidiary” under the applicable indenture; (ii) if the Guarantor merges with and into Scotts Miracle-Gro, with Scotts Miracle-Gro surviving such merger; (iii) if the Guarantor is designated an “unrestricted subsidiary” in accordance with the applicable indenture or otherwise ceases to be a “restricted subsidiary” (including by way of liquidation or dissolution) in a transaction permitted by such indenture; (iv) upon legal or covenant defeasance; (v) at the election of Scotts Miracle-Gro following the Guarantor’s release as a guarantor under the Fifth A&R Credit Agreement, except a release by or as a result of the repayment of the Fifth A&R Credit

Contents	THE SCOTTS MIRACLE-GRO COMPANY
(Dollars in millions, except per share data)
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

	JANUARY 2, 2021	SEPTEMBER 30, 2020
Current assets	$1,483.1	$1,062.5
Noncurrent assets (a)	1,993.7	1,853.8
Current liabilities	965.6	872.1
Noncurrent liabilities	2,207.1	1,695.7

(a)Includes amounts due from Non-Guarantor subsidiaries of $32.2 and $27.2, respectively.

	THREE MONTHS ENDED	YEAR ENDED
	JANUARY 2, 2021	SEPTEMBER 30, 2020
Net sales	$642.3	$3,713.4
Gross profit	166.0	1,255.5
Income from continuing operations (a)	21.3	360.4
Net income	21.3	360.5
Net income attributable to controlling interest	21.3	360.5

(a)Includes intercompany (income) expense from Non-Guarantor subsidiaries of $(0.6) and $4.6, respectively.

Contents	THE SCOTTS MIRACLE-GRO COMPANY
(Dollars in millions, except per share data)
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
Contractual Obligations
Other than as disclosed in this Quarterly Report on Form 10-Q, there have been no material changes outside of the ordinary course of business in our outstanding contractual obligations since the end of fiscal 2020 and through January 2, 2021.
REGULATORY MATTERS
We are subject to local, state, federal and foreign environmental protection laws and regulations with respect to our business operations and believe we are operating in substantial compliance with, or taking actions aimed at ensuring compliance with, such laws and regulations. We are involved in several legal actions with various governmental agencies related to environmental matters. While it is difficult to quantify the potential financial impact of actions involving these environmental matters, particularly remediation costs at waste disposal sites and future capital expenditures for environmental control equipment, in the opinion of management, the ultimate liability arising from such environmental matters, taking into account established accruals, should not have a material effect on our financial condition, results of operations or cash flows. However, there can be no assurance that the resolution of these matters will not materially affect our future quarterly or annual results of operations, financial condition or cash flows. Additional information on environmental matters affecting us is provided in the 2020 Annual Report, under “ITEM 1. BUSINESS — Regulatory Considerations” and “ITEM 3. LEGAL PROCEEDINGS.”
CRITICAL ACCOUNTING POLICIES AND ESTIMATES
The preceding discussion and analysis of our consolidated results of operations and financial condition should be read in conjunction with our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q. The 2020 Annual Report includes additional information about us, our operations, our financial condition, our critical accounting policies and accounting estimates, and should be read in conjunction with this Quarterly Report on Form 10-Q.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Market risks have not changed materially from those disclosed in the 2020 Annual Report.
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
With the participation of the principal executive officer and principal financial officer of the Registrant, the Registrant’s management has evaluated the effectiveness of the Registrant’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the fiscal quarter covered by this Quarterly Report on Form 10-Q. Based upon that evaluation, the Registrant’s principal executive officer and principal financial officer have concluded that the Registrant’s disclosure controls and procedures were effective as of January 2, 2021.

Changes in Internal Control Over Financial Reporting
In addition, there were no changes in the Registrant’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during the Registrant’s fiscal quarter ended January 2, 2021 that have materially affected, or are reasonably likely to materially affect, the Registrant’s internal control over financial reporting.

PART II—OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
Reference is made to the legal proceedings that have been previously disclosed in our Annual Report on Form 10-K for the fiscal year ended September 30, 2020. There have been no material changes to the pending legal proceedings set forth therein.
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
ITEM 1A. RISK FACTORS
The Company’s risk factors, as of January 2, 2021, have not materially changed from those described in Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended September 30, 2020 filed on November 24, 2020.
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
Forward-looking statements contained in this Quarterly Report on Form 10-Q are predictions only and actual results could differ materially from management’s expectations due to a variety of factors, including those described in “ITEM 1A. RISK FACTORS” in the 2020 Annual Report. All forward-looking statements attributable to us or persons working on our behalf are expressly qualified in their entirety by such risk factors.
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
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The payment of future dividends, if any, on the Common Shares will be determined by the Board of Directors in light of conditions then existing, including the Company’s earnings, financial condition and capital requirements, restrictions in financing agreements, business conditions and other factors. The Fifth A&R Credit Agreement allows the Company to make unlimited restricted payments (as defined in the Fifth A&R Credit Agreement), including dividend payments and Common Share repurchases, as long as the leverage ratio resulting from the making of such restricted payments is 4.00 or less. Otherwise the Company may make further restricted payments in an aggregate amount for each fiscal year not to exceed $225.0 million. The Company’s leverage ratio was 2.26 at January 2, 2021.

Contents

(a) Issuer Purchases of Equity Securities
The following table shows the purchases of Common Shares made by or on behalf of Scotts Miracle-Gro or any “affiliated purchaser” (as defined in Rule 10b-18(a)(3) under the Securities Exchange Act of 1934, as amended) of Scotts Miracle-Gro for each of the three fiscal months in the quarter ended January 2, 2021:

Period	Total Number of Common Shares Purchased(1)	Average Price Paid per Common Share(2)	Total Number of Common Shares Purchased as Part of Publicly Announced Plans or Programs(3)	Approximate Dollar Value of Common Shares That May Yet be Purchased Under the Plans or Programs(3)
October 1, 2020 through October 31, 2020	724	$153.91	—	$750,000,000
November 1, 2020 through November 28, 2020	98,579	$168.93	97,679	$733,497,967
November 29, 2020 through January 2, 2021	120,765	$181.08	118,999	$711,954,191
Total	220,068	$175.55	216,678

(1)All of the Common Shares purchased during the first fiscal quarter of 2021 were purchased in open market transactions. The total number of Common Shares purchased during this quarter includes 3,390 Common Shares purchased by the trustee of the rabbi trust established by the Company as permitted pursuant to the terms of The Scotts Company LLC Executive Retirement Plan (the “ERP”).

(2)The average price paid per Common Share is calculated on a settlement basis and includes commissions.

(3)On February 6, 2020, the Company announced a share repurchase program allowing for repurchases of up to $750.0 million of Common Shares from April 30, 2020 through March 25, 2023.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4. MINE SAFETY DISCLOSURES
Not Applicable.
ITEM 5. OTHER INFORMATION
Not Applicable.
ITEM 6. EXHIBITS
See Index to Exhibits at page 38 for a list of the exhibits included herewith.

Contents
THE SCOTTS MIRACLE-GRO COMPANY
QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED JANUARY 2, 2021

INDEX TO EXHIBITS

Incorporated by Reference
Exhibit No.	Description	Form	Exhibit	Filing Date	Filed Herewith
10.1	Separation Agreement and Release of All Claims, effective as of January 22, 2021, by and between The Scotts Company LLC and Thomas Randal Coleman	8-K	10.1	January 28, 2021
21	Subsidiaries of The Scotts Miracle-Gro Company				X
22	Guarantor Subsidiaries				X
31.1	Rule 13a-14(a)/15d-14(a) Certifications (Principal Executive Officer)				X
31.2	Rule 13a-14(a)/15d-14(a) Certifications (Principal Financial Officer)				X
32	Section 1350 Certifications (Principal Executive Officer and Principal Financial Officer)				X
101.SCH	XBRL Taxonomy Extension Schema				X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase				X
101.DEF	XBRL Taxonomy Extension Definition Linkbase				X
101.LAB	XBRL Taxonomy Extension Label Linkbase				X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase				X
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)				X

Contents
SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

THE SCOTTS MIRACLE-GRO COMPANY

Date: February 10, 2021	/s/ CORY J. MILLER
Printed Name: Cory J. Miller
Title: Senior Vice President and Interim Chief Financial Officer