Form 10-Q
period 2021-04-03
SCOTTS MIRACLE-GRO CO
filed 2021-05-12
CIK 825542

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_________________________________________
FORM 10-Q
_________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended April 3, 2021
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
As of May 7, 2021, there were 55,703,042 Common Shares outstanding.

Table of Contents

Table of Contents
PART I—FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

THE SCOTTS MIRACLE-GRO COMPANY
Condensed Consolidated Statements of Operations
(In millions, except per share data)
(Unaudited)

	Three Months Ended		Six Months Ended
	April 3, 2021	March 28, 2020	April 3, 2021	March 28, 2020
Net sales	$1,828.8	$1,382.8	$2,577.4	$1,748.6
Cost of sales	1,158.9	829.2	1,707.7	1,140.6
Cost of sales—impairment, restructuring and other	12.4	3.4	21.4	3.6
Gross profit	657.5	550.2	848.3	604.4
Operating expenses:
Selling, general and administrative	231.5	195.6	388.2	315.4
Impairment, restructuring and other	2.5	0.3	3.2	(2.2)
Other (income) expense, net	(0.6)	0.6	(1.2)	0.1
Income from operations	424.1	353.7	458.1	291.1
Equity in loss of unconsolidated affiliates	1.5	—	1.5	—
Costs related to refinancing	—	—	—	15.1
Interest expense	19.3	22.7	35.4	42.7
Other non-operating income, net	(0.9)	(2.8)	(16.1)	(5.4)
Income from continuing operations before income taxes	404.2	333.8	437.3	238.7
Income tax expense from continuing operations	93.1	84.0	101.1	60.2
Income from continuing operations	311.1	249.8	336.2	178.5
Income (loss) from discontinued operations, net of tax	(0.9)	2.6	(0.9)	2.6
Net income	$310.2	$252.4	$335.3	$181.1
Net income attributable to noncontrolling interest	(0.2)	(0.2)	(0.9)	(0.3)
Net income attributable to controlling interest	$310.0	$252.2	$334.4	$180.8

Basic income (loss) per common share:
Income from continuing operations	$5.58	$4.48	$6.02	$3.20
Income (loss) from discontinued operations	(0.01)	0.05	(0.02)	0.05
Basic net income per common share	$5.57	$4.53	$6.00	$3.25
Weighted-average common shares outstanding during the period	55.7	55.7	55.7	55.7

Diluted income (loss) per common share:
Income from continuing operations	$5.44	$4.43	$5.88	$3.15
Income (loss) from discontinued operations	(0.01)	0.04	(0.01)	0.04
Diluted net income per common share	$5.43	$4.47	$5.87	$3.19
Weighted-average common shares outstanding during the period plus dilutive potential common shares	57.1	56.4	57.0	56.6
See Notes to Condensed Consolidated Financial Statements.

Contents
THE SCOTTS MIRACLE-GRO COMPANY
Condensed Consolidated Statements of Comprehensive Income (Loss)
(In millions)
(Unaudited)

	Three Months Ended		Six Months Ended
	April 3, 2021	March 28, 2020	April 3, 2021	March 28, 2020
Net income	$310.2	$252.4	$335.3	$181.1
Other comprehensive income (loss):
Net foreign currency translation adjustment	(4.3)	(9.9)	8.1	(5.3)
Net unrealized gain (loss) on derivative instruments, net of tax	7.4	(11.1)	9.9	(12.5)
Reclassification of net unrealized losses on derivative instruments to net income, net of tax	2.0	1.9	3.9	2.7
Pension and other post-retirement benefit adjustments, net of tax	0.4	2.2	(0.8)	1.1
Total other comprehensive income (loss)	5.5	(16.9)	21.1	(14.0)
Comprehensive income	315.7	235.5	356.4	167.1
Comprehensive income attributable to noncontrolling interest	(0.2)	(0.2)	(0.9)	(0.3)
Comprehensive income attributable to controlling interest	$315.5	$235.3	$355.5	$166.8
See Notes to Condensed Consolidated Financial Statements.

Contents
THE SCOTTS MIRACLE-GRO COMPANY
Condensed Consolidated Statements of Cash Flows
(In millions)
(Unaudited)

	Six Months Ended
	April 3, 2021	March 28, 2020
OPERATING ACTIVITIES
Net income	$335.3	$181.1
Adjustments to reconcile net income to net cash used in operating activities:
Costs related to refinancing	—	15.1
Share-based compensation expense	25.8	19.0
Depreciation	31.3	30.1
Amortization	15.2	15.8
Other, net	(7.5)	(3.3)
Changes in assets and liabilities, net of acquired businesses:
Accounts receivable	(908.1)	(866.8)
Inventories	(393.8)	(206.7)
Prepaid and other assets	(50.9)	(35.1)
Accounts payable	176.0	129.8
Other current liabilities	90.0	115.4
Other non-current items	(13.3)	(2.3)
Other, net	0.1	0.8
Net cash used in operating activities	(699.9)	(607.1)

INVESTING ACTIVITIES
Proceeds from sale of long-lived assets	—	0.2
Investments in property, plant and equipment	(53.7)	(29.4)
Investments in loans receivable	—	(2.5)
Proceeds from sale of brand extension assets	—	115.5
Investments in unconsolidated affiliates	(100.7)	—
Payment for acquisitions, net of cash acquired	(10.5)	—
Other investing, net	(8.9)	(1.7)
Net cash provided by (used in) investing activities	(173.8)	82.1

FINANCING ACTIVITIES
Borrowings under revolving and bank lines of credit and term loans	1,113.7	1,089.3
Repayments under revolving and bank lines of credit and term loans	(594.5)	(469.1)
Proceeds from issuance of 4.000% Senior Notes	500.0	—
Proceeds from issuance of 4.500% Senior Notes	—	450.0
Repayment of 6.000% Senior Notes	—	(400.0)
Financing and issuance fees	(7.0)	(18.7)
Dividends paid	(70.9)	(65.4)
Purchase of Common Shares	(62.2)	(50.4)
Payments on seller notes	—	(0.5)
Cash received from exercise of stock options	7.5	2.1
Acquisition of noncontrolling interests	(15.5)	—
Net cash provided by financing activities	871.1	537.3
Effect of exchange rate changes on cash	0.4	(0.3)
Net increase (decrease) in cash and cash equivalents	(2.2)	12.0
Cash and cash equivalents at beginning of period	16.6	18.8
Cash and cash equivalents at end of period	$14.4	$30.8
See Notes to Condensed Consolidated Financial Statements.

Contents
THE SCOTTS MIRACLE-GRO COMPANY
Condensed Consolidated Balance Sheets
(In millions, except per share data)
(Unaudited)

	April 3, 2021	March 28, 2020	September 30, 2020
ASSETS
Current assets:
Cash and cash equivalents	$14.4	$30.8	$16.6
Accounts receivable, less allowances of $12.4, $12.6 and $7.5, respectively	1,230.3	994.7	474.8
Accounts receivable pledged	177.8	177.8	22.3
Inventories	1,019.2	743.3	621.9
Prepaid and other current assets	132.0	95.8	81.0
Total current assets	2,573.7	2,042.4	1,216.6
Investment in unconsolidated affiliates	201.4	—	—
Property, plant and equipment, net of accumulated depreciation of $713.3, $655.7 and $682.1, respectively	565.3	535.4	560.0
Goodwill	546.1	538.3	544.1
Intangible assets, net	674.9	692.0	679.2
Other assets	372.7	327.6	380.6
Total assets	$4,934.1	$4,135.7	$3,380.5

LIABILITIES AND EQUITY
Current liabilities:
Current portion of debt	$212.8	$212.2	$66.4
Accounts payable	549.9	324.7	391.0
Other current liabilities	584.8	444.3	493.0
Total current liabilities	1,347.5	981.2	950.4
Long-term debt	2,322.5	2,113.8	1,455.1
Other liabilities	323.2	246.1	272.1
Total liabilities	3,993.2	3,341.1	2,677.6
Commitments and contingencies (Note 11)
Equity:
Common shares and capital in excess of $0.01 stated value per share; shares outstanding of 55.7, 55.5 and 55.8, respectively	473.0	450.5	482.5
Retained earnings	1,500.2	1,389.0	1,235.6
Treasury shares, at cost; 12.4, 12.7 and 12.4 shares, respectively	(954.3)	(941.9)	(921.8)
Accumulated other comprehensive loss	(78.0)	(107.9)	(99.1)
Total equity—controlling interest	940.9	789.7	697.2
Noncontrolling interest	—	4.9	5.7
Total equity	940.9	794.6	702.9
Total liabilities and equity	$4,934.1	$4,135.7	$3,380.5
See Notes to Condensed Consolidated Financial Statements.

Contents	THE SCOTTS MIRACLE-GRO COMPANY
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
The Company follows a 13-week quarterly accounting cycle pursuant to which the first three fiscal quarters end on a Saturday and the fiscal year always ends on September 30. This fiscal calendar convention requires the Company to cycle forward the first three fiscal quarter ends every six years. Fiscal 2021 is impacted by this process and, as a result, the first quarter of fiscal 2021 had five additional days and the fourth quarter of fiscal 2021 will have six fewer days compared to the respective quarters of fiscal 2020. In addition, the second quarter of fiscal 2021 ended six days later than the second quarter of fiscal 2020 and those six days fall within the Company’s peak selling season. The Company’s second quarter of fiscal 2021 ended on April 3, 2021 while the Company’s second quarter of fiscal 2020 ended on March 28, 2020.
Organization and Basis of Presentation
The Company’s unaudited condensed consolidated financial statements for the three and six months ended April 3, 2021 and March 28, 2020 are presented in accordance with accounting principles generally accepted in the United States of America (“GAAP”). The condensed consolidated financial statements include the accounts of Scotts Miracle-Gro and its subsidiaries. All intercompany transactions and accounts have been eliminated in consolidation. The Company’s consolidation criteria are based on majority ownership (as evidenced by a majority voting interest in the entity) and an objective evaluation and determination of effective management control. On February 26, 2021, the Company acquired the remaining outstanding shares of AeroGrow International, Inc. (“AeroGrow”). Prior to this date, the equity owned by other shareholders was shown as noncontrolling interest in the Condensed Consolidated Balance Sheets, and the other shareholders’ portion of net earnings and other comprehensive income was shown as net (income) loss or comprehensive (income) loss attributable to noncontrolling interest in the Condensed Consolidated Statements of Operations and Condensed Consolidated Statements of Comprehensive Income (Loss), respectively. The results of businesses acquired or disposed of are included in the condensed consolidated financial statements from the date of each acquisition or up to the date of disposal, respectively. In the opinion of management, interim results reflect all normal and recurring adjustments and are not necessarily indicative of results for a full year.
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
Long-Lived Assets
The Company had non-cash investing activities of $7.9 and $3.7 during the six months ended April 3, 2021 and March 28, 2020, respectively, representing unpaid liabilities to acquire property, plant and equipment.
Statements of Cash Flows
Supplemental cash flow information was as follows:

	Six Months Ended
	April 3, 2021	March 28, 2020
Interest paid	$32.1	$40.2
Income tax payments	25.1	15.4

Contents	THE SCOTTS MIRACLE-GRO COMPANY
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
NOTE 2. DISCONTINUED OPERATIONS
International Business
Prior to August 31, 2017, the Company operated consumer lawn and garden businesses located in Australia, Austria, Belgium, Luxembourg, Czech Republic, France, Germany, Poland and the United Kingdom (the “International Business”). On August 31, 2017, the Company completed the sale of the International Business. As a result, effective in its fourth quarter of fiscal 2017, the Company classified its results of operations for all periods presented to reflect the International Business as a discontinued operation. The sale proceeds were net of seller financing provided by the Company in the form of a $29.7 loan for seven years bearing interest at 5% for the first three years, with annual 2.5% increases thereafter. The seller financing loan receivable is recorded in the “Other assets” line in the Consolidated Balance Sheets as of April 3, 2021. The transaction also included contingent consideration with a maximum payout of $23.8 and an initial fair value of $18.2, the payment of which depends on the achievement of certain performance criteria by the International Business following the closing of the transaction through fiscal 2020. The Company has not yet established whether the International Business has achieved the performance criteria for fiscal 2020 and the recorded contingent consideration, which is based upon the best information available to the Company, will be adjusted once the results are determined. If the Company determines that the International Business has not achieved the performance criteria, the Company would be required to record a charge of approximately $18.0 in the “Income (loss) from discontinued operations, net of tax” line in the Condensed Consolidated Statements of Operations to write-off the contingent consideration receivable.
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
On November 11, 2020, the Company entered into an agreement and plan of merger to acquire the remaining outstanding shares of AeroGrow for cash consideration of $3.00 per share, or approximately $20.1. The merger closed on February 26, 2021. Prior to closing, SMG Growing Media, Inc., a wholly-owned subsidiary of Scotts Miracle-Gro, was the holder of 80.5% of the outstanding shares of AeroGrow. The closing date carrying value of the noncontrolling interest was $6.7 and the $13.4 difference between the purchase price and carrying value was recognized in the “Common shares and capital in excess of $0.01 stated value per share” line within “Total equity—controlling interest” in the Condensed Consolidated Balance Sheets.
NOTE 4. IMPAIRMENT, RESTRUCTURING AND OTHER
Activity described herein is classified within the “Cost of sales—impairment, restructuring and other,” “Impairment, restructuring and other” and “Income (loss) from discontinued operations, net of tax” lines in the Condensed Consolidated Statements of Operations. The following table details impairment, restructuring and other charges (recoveries) for each of the periods presented:

	Three Months Ended		Six Months Ended
	April 3, 2021	March 28, 2020	April 3, 2021	March 28, 2020
Cost of sales—impairment, restructuring and other:
COVID-19 related costs	$12.3	$3.1	$21.0	$3.1
Restructuring and other charges	0.1	0.3	0.4	0.5
Operating expenses:
COVID-19 related costs	2.6	0.7	3.2	0.7
Restructuring and other charges (recoveries), net	(0.1)	(0.4)	—	(2.9)
Impairment, restructuring and other charges from continuing operations	14.9	3.7	24.6	1.4
Restructuring and other charges (recoveries), net, from discontinued operations	—	(3.1)	—	(3.1)
Total impairment, restructuring and other charges (recoveries)	$14.9	$0.6	$24.6	$(1.7)
The following table summarizes the activity related to liabilities associated with restructuring and other during the six months ended April 3, 2021:

Amounts accrued for restructuring and other at September 30, 2020	$3.9
Restructuring and other charges from continuing operations	24.6
Payments and other	(25.9)
Amounts accrued for restructuring and other at April 3, 2021	$2.6
Included in restructuring accruals, as of April 3, 2021, is $1.1 that is classified as long-term. Payments against the long-term accruals will be incurred as the employees covered by the restructuring plan retire or through the passage of time. The remaining amounts accrued will continue to be paid out over the course of the next twelve months.
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
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — (Continued)
(Dollars in millions, except per share data)
to its customers, including (i) requiring a significant part of its workforce to work from home, (ii) monitoring its employees for COVID-19 symptoms, (iii) making additional personal protective equipment available to its operations team, (iv) requiring all manufacturing and warehousing associates to take their temperatures before beginning a shift, (v) modifying work methods and schedules of its manufacturing and field associates to create distance or add barriers between associates, consumers and others, (vi) expanding cleaning efforts at its operation centers, (vii) modifying attendance policies so that associates may elect to stay home if they have symptoms, (viii) prioritizing production for goods that are more essential to its customers and (ix) implementing an interim premium pay allowance for certain associates in its field sales force or working in manufacturing or distribution centers. During the three and six months ended April 3, 2021, the Company incurred costs of $14.9 and $24.2, respectively, associated with the COVID-19 pandemic primarily related to premium pay. The Company incurred costs of $10.7 and $19.0 in its U.S. Consumer segment, $1.5 and $1.9 in its Hawthorne segment and $0.1 in its Other segment in the “Cost of sales—impairment, restructuring and other” line in the Condensed Consolidated Statements of Operations during the three and six months ended April 3, 2021, respectively. The Company incurred costs of $2.6 and $3.2 in its U.S. Consumer segment in the “Impairment, restructuring and other” line in the Condensed Consolidated Statements of Operations during the three and six months ended April 3, 2021, respectively. Since the inception of the COVID-19 pandemic, total costs classified within the “Cost of sales—impairment, restructuring and other” and the “Impairment, restructuring and other” lines in the Condensed Consolidated Statements of Operations are $38.4 for the U.S. Consumer segment, $4.5 for the Hawthorne segment and $0.7 for the Other segment.
During the three and six months ended March 28, 2020, the Company incurred costs of $3.8 associated with the COVID-19 pandemic primarily related to premium pay and incremental cleaning costs. The Company incurred costs of $2.6 in its U.S. Consumer segment and $0.5 in its Hawthorne segment in the “Cost of sales—impairment, restructuring and other” line in the Condensed Consolidated Statements of Operations during the three and six months ended March 28, 2020. The Company incurred costs of $0.7 in its U.S. Consumer segment in the “Impairment, restructuring and other” line in the Condensed Consolidated Statements of Operations during the three and six months ended March 28, 2020.
Project Catalyst
In connection with the acquisition of Sunlight Supply during the third quarter of fiscal 2018, the Company announced the launch of an initiative called Project Catalyst, which is a company-wide restructuring effort to reduce operating costs throughout the U.S. Consumer, Hawthorne and Other segments and drive synergies from acquisitions within the Hawthorne segment. Costs incurred during the three and six months ended April 3, 2021 and March 28, 2020 related to Project Catalyst were not material. Costs incurred to date since the inception of Project Catalyst are $25.1 for the Hawthorne segment, $14.0 for the U.S. Consumer segment, $1.3 for the Other segment and $2.8 for Corporate. Additionally, during the three and six months ended March 28, 2020, the Company received zero and $2.6, respectively, from the final settlement of escrow funds related to a previous acquisition within the Hawthorne segment that was recognized in the “Impairment, restructuring and other” line in the Condensed Consolidated Statements of Operations.
NOTE 5. INVENTORIES
    Inventories consisted of the following for each of the periods presented:

	April 3, 2021	March 28, 2020	September 30, 2020
Finished goods	$709.1	$520.0	$390.3
Work-in-process	71.7	67.6	164.8
Raw materials	238.4	155.7	66.8
Total inventories	$1,019.2	$743.3	$621.9
    Adjustments to reflect inventories at net realizable values were $21.4 at April 3, 2021, $12.5 at March 28, 2020 and $31.3 at September 30, 2020.
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
In connection with the signing of the Third Restated Agreement, the Company also entered into the Brand Extension Agreement Asset Purchase Agreement (the “BEA Purchase Agreement”). The BEA Purchase Agreement provides for the sale by the Company to Monsanto of specified assets related to, among other things, the development, manufacture, production, advertising, marketing, promotion, distribution, importation, exportation, offer for sale and sale of specified Roundup® branded products sold outside the non-selective weedkiller category within the residential lawn and garden market. The consideration paid by Monsanto was $112.0 plus the value of finished goods inventory of $3.5. This consideration receivable was recorded in the “Prepaid and other current assets” line in the Consolidated Balance Sheets until it was received by the Company on January 13, 2020. The carrying value of the assets sold included the brand extension agreement intangible asset with a carrying value of $111.7.
The elements of the net commission and reimbursements earned under the Restated Marketing Agreement and Third Restated Agreement and included in the “Net sales” line in the Condensed Consolidated Statements of Operations are as follows:

	Three Months Ended		Six Months Ended
	April 3, 2021	March 28, 2020	April 3, 2021	March 28, 2020
Gross commission	$42.5	$42.1	$50.2	$42.1
Contribution expenses	(4.5)	(4.5)	(9.0)	(9.0)
Net commission	38.0	37.6	41.2	33.1
Reimbursements associated with Roundup® marketing agreement	26.6	17.0	40.6	30.3
Total net sales associated with Roundup® marketing agreement	$64.6	$54.6	$81.8	$63.4

Contents	THE SCOTTS MIRACLE-GRO COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — (Continued)
(Dollars in millions, except per share data)
NOTE 7. DEBT
The components of debt are as follows:

	April 3, 2021	March 28, 2020	September 30, 2020
Credit Facilities:
Revolving loans	$460.2	$691.9	$64.0
Term loans	690.0	740.0	710.0
Senior Notes – 4.000%	500.0	—	—
Senior Notes – 4.500%	450.0	450.0	450.0
Senior Notes – 5.250%	250.0	250.0	250.0
Receivables facility	160.0	160.0	20.0
Finance lease obligations	33.5	35.9	36.1
Other	7.6	8.7	1.1
Total debt	2,551.3	2,336.5	1,531.2
Less current portions	212.8	212.2	66.4
Less unamortized debt issuance costs	16.0	10.5	9.7
Long-term debt	$2,322.5	$2,113.8	$1,455.1
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
At April 3, 2021, the Company had letters of credit outstanding in the aggregate principal amount of $19.8 and had $1,020.0 of borrowing availability under the Fifth A&R Credit Agreement. The weighted average interest rates on average borrowings under the Fifth A&R Credit Agreement were 1.9% and 3.7% for the six months ended April 3, 2021 and March 28, 2020, respectively.
The Fifth A&R Credit Agreement contains, among other obligations, an affirmative covenant regarding the Company’s leverage ratio on the last day of each quarter calculated as average total indebtedness, divided by the Company’s earnings before interest, taxes, depreciation and amortization (“EBITDA”), as adjusted pursuant to the terms of the Fifth A&R Credit Agreement (“Adjusted EBITDA”). The maximum leverage ratio is 4.50. The Company’s leverage ratio was 2.11 at April 3, 2021. The Fifth A&R Credit Agreement also contains an affirmative covenant regarding the Company’s interest coverage ratio determined as of the end of each of its fiscal quarters. The interest coverage ratio is calculated as Adjusted EBITDA divided by interest expense, as described in the Fifth A&R Credit Agreement, and excludes costs related to refinancings. The minimum interest coverage ratio was 3.00 for the twelve months ended April 3, 2021. The Company’s interest coverage ratio was 13.58 for the twelve months ended April 3, 2021.
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
On March 17, 2021, Scotts Miracle-Gro issued $500.0 aggregate principal amount of 4.000% Senior Notes due 2031 (the “4.000% Senior Notes”). The net proceeds of the offering were used to reduce borrowings under the Fifth A&R Credit Facilities. The 4.000% Senior Notes represent general unsecured senior obligations and rank equal in right of payment with the Company’s existing and future unsecured senior debt. The 4.000% Senior Notes have interest payment dates of April 1 and October 1 of each year, commencing October 1, 2021. All of Scotts Miracle-Gro’s domestic subsidiaries that serve as guarantors of the 5.250% Senior Notes also serve as guarantors of the 4.000% Senior Notes.
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
The Company accounts for the sale of receivables under the Receivables Facility as short-term debt and continues to carry the receivables on its Condensed Consolidated Balance Sheets, primarily as a result of the Company’s requirement to repurchase receivables sold. As of April 3, 2021 and March 28, 2020, there were $160.0 in borrowings on receivables pledged as collateral under the Receivables Facility, and the carrying value of the receivables pledged as collateral was $177.8.
Interest Rate Swap Agreements
The Company has outstanding interest rate swap agreements with major financial institutions that effectively convert a portion of the Company’s variable-rate debt to a fixed rate. Interest payments made between the effective date and expiration date are hedged by the swap agreements. Swap agreements that were hedging interest payments as of April 3, 2021, March 28, 2020 and September 30, 2020 had a maximum total U.S. dollar equivalent notional amount of $900.0, $850.0 and $600.0, respectively. The notional amount, effective date, expiration date and rate of each of the swap agreements outstanding at April 3, 2021 are shown in the table below:

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
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — (Continued)
(Dollars in millions, except per share data)
Weighted Average Interest Rate
The weighted average interest rates on the Company’s debt were 3.5% and 4.3% for the six months ended April 3, 2021 and March 28, 2020, respectively.
NOTE 8. EQUITY
The following tables provide a summary of the changes in total equity, equity attributable to controlling interest, and equity attributable to noncontrolling interests for each of the periods indicated:

	Common Shares and Capital in Excess of Stated Value	Retained Earnings	Treasury Shares	Accumulated Other Comprehensive Loss	Total Equity - Controlling Interest	Noncontrolling Interest	Total Equity
Balance at September 30, 2020	$482.5	$1,235.6	$(921.8)	$(99.1)	$697.2	$5.7	$702.9
Net income (loss)	—	24.4	—	—	24.4	0.8	25.2
Other comprehensive income (loss)	—	—	—	15.6	15.6	—	15.6
Share-based compensation	8.2	—	—	—	8.2	—	8.2
Dividends declared ($0.62 per share)	—	(35.7)	—	—	(35.7)	—	(35.7)
Treasury share purchases	—	—	(38.4)	—	(38.4)	—	(38.4)
Treasury share issuances	(0.1)	—	1.3	—	1.2	—	1.2
Balance at January 2, 2021	$490.5	$1,224.4	$(958.8)	$(83.5)	$672.6	$6.4	$679.0
Net income (loss)	—	310.0	—	—	310.0	0.2	310.2
Other comprehensive income (loss)	—	—	—	5.5	5.5	—	5.5
Share-based compensation	17.7	—	—	—	17.7	—	17.7
Dividends declared ($0.62 per share)	—	(34.2)	—	—	(34.2)	—	(34.2)
Treasury share purchases	—	—	(23.8)	—	(23.8)	—	(23.8)
Treasury share issuances	(21.7)	—	28.3	—	6.6	—	6.6
Acquisition of noncontrolling interests	(13.4)	—	—	—	(13.4)	(6.7)	(20.1)
Balance at April 3, 2021	$473.0	$1,500.2	$(954.3)	$(78.0)	$940.9	$—	$940.9
The sum of the components may not equal due to rounding.

	Common Shares and Capital in Excess of Stated Value	Retained Earnings	Treasury Shares	Accumulated Other Comprehensive Loss	Total Equity - Controlling Interest	Noncontrolling Interest	Total Equity
Balance at September 30, 2019	$442.2	$1,274.7	$(904.3)	$(93.9)	$718.7	$4.5	$723.2
Net income (loss)	—	(71.4)	—	—	(71.4)	0.1	(71.3)
Other comprehensive income (loss)	—	—	—	2.9	2.9	—	2.9
Share-based compensation	7.0	—	—	—	7.0	—	7.0
Dividends declared ($0.58 per share)	—	(33.5)	—	—	(33.5)	—	(33.5)
Treasury share issuances	(0.3)	—	1.2	—	0.9	—	0.9
Balance at December 28, 2019	$448.9	$1,169.8	$(903.1)	$(91.0)	$624.6	$4.7	$629.3
Net income (loss)	—	252.2	—	—	252.2	0.2	252.4
Other comprehensive income (loss)	—	—	—	(16.9)	(16.9)	—	(16.9)
Share-based compensation	12.0	—	—	—	12.0	—	12.0
Dividends declared ($0.58 per share)	—	(33.0)	—	—	(33.0)	—	(33.0)
Treasury share purchases	—	—	(52.9)	—	(52.9)	—	(52.9)
Treasury share issuances	(10.5)	—	14.2	—	3.7	—	3.7
Balance at March 28, 2020	$450.5	$1,389.0	$(941.9)	$(107.9)	$789.7	$4.9	$794.6
The sum of the components may not equal due to rounding.

Contents	THE SCOTTS MIRACLE-GRO COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — (Continued)
(Dollars in millions, except per share data)
Changes in AOCL by component were as follows for each of the periods indicated:

	Three Months Ended
	Foreign Currency Translation Adjustments	Net Unrealized Gain (Loss) On Derivative Instruments	Net Unrealized Gain (Loss) in Pension and Other Post-Retirement Benefits	Accumulated Other Comprehensive Income (Loss)
Balance at January 2, 2021	$6.2	$(10.7)	$(79.0)	$(83.5)
Other comprehensive income (loss) before reclassifications	(4.3)	10.0	—	5.7
Amounts reclassified from accumulated other comprehensive net income (loss)	—	2.7	0.5	3.2
Income tax benefit (expense)	—	(3.3)	(0.1)	(3.4)
Net current period other comprehensive income (loss)	(4.3)	9.4	0.4	5.5
Balance at April 3, 2021	$1.9	$(1.3)	$(78.6)	$(78.0)

Balance at December 28, 2019	$(12.8)	$(8.7)	$(69.5)	$(91.0)
Other comprehensive income (loss) before reclassifications	(9.9)	(15.0)	—	(24.9)
Amounts reclassified from accumulated other comprehensive net income (loss)	—	2.6	2.9	5.5
Income tax benefit (expense)	—	3.2	(0.7)	2.5
Net current period other comprehensive income (loss)	(9.9)	(9.2)	2.2	(16.9)
Balance at March 28, 2020	$(22.7)	$(17.9)	$(67.3)	$(107.9)
The sum of the components may not equal due to rounding.

	Six Months Ended
	Foreign Currency Translation Adjustments	Net Unrealized Gain (Loss) On Derivative Instruments	Net Unrealized Gain (Loss) in Pension and Other Post-Retirement Benefits	Accumulated Other Comprehensive Income (Loss)
Balance at September 30, 2020	$(6.2)	$(15.1)	$(77.8)	$(99.1)
Other comprehensive income (loss) before reclassifications	8.1	13.4	—	21.5
Amounts reclassified from accumulated other comprehensive net income (loss)	—	5.3	(1.1)	4.2
Income tax benefit (expense)	—	(4.9)	0.3	(4.6)
Net current period other comprehensive income (loss)	8.1	13.8	(0.8)	21.1
Balance at April 3, 2021	$1.9	$(1.3)	$(78.6)	$(78.0)

Balance at September 30, 2019	$(17.4)	$(8.1)	$(68.4)	$(93.9)
Other comprehensive income (loss) before reclassifications	(5.3)	(16.8)	—	(22.1)
Amounts reclassified from accumulated other comprehensive net income (loss)	—	3.6	1.5	5.1
Income tax benefit (expense)	—	3.4	(0.4)	3.0
Net current period other comprehensive income (loss)	(5.3)	(9.8)	1.1	(14.0)
Balance at March 28, 2020	$(22.7)	$(17.9)	$(67.3)	$(107.9)
The sum of the components may not equal due to rounding

Contents	THE SCOTTS MIRACLE-GRO COMPANY
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
Share Repurchases
On August 11, 2014, Scotts Miracle-Gro announced that its Board of Directors authorized the repurchase of up to $500.0 of Common Shares over a five-year period (effective November 1, 2014 through September 30, 2019). On August 3, 2016, Scotts Miracle-Gro announced that its Board of Directors authorized a $500.0 increase to the share repurchase authorization ending on September 30, 2019. On August 2, 2019, the Scotts Miracle-Gro Board of Directors authorized an extension of the share repurchase authorization through March 28, 2020. The amended authorization allowed for repurchases of Common Shares of up to an aggregate amount of $1,000.0 through March 28, 2020. During the three and six months ended March 28, 2020, Scotts Miracle-Gro repurchased 0.4 million Common Shares under this share repurchase authorization for $48.2. From the effective date of this share repurchase authorization in the fourth quarter of fiscal 2014 through March 28, 2020, Scotts Miracle-Gro repurchased approximately 8.7 million Common Shares for $762.8.
On February 6, 2020, Scotts Miracle-Gro announced that its Board of Directors authorized the repurchase of up to $750.0 of Common Shares from April 30, 2020 through March 25, 2023. The authorization provides the Company with flexibility to purchase Common Shares from time to time in open market purchases or through privately negotiated transactions. All or part of the repurchases may be made under Rule 10b5-1 plans, which the Company may enter into from time to time and which enable the repurchases to occur on a more regular basis, or pursuant to accelerated share repurchases. The share repurchase authorization may be suspended or discontinued by the Board of Directors at any time, and there can be no guarantee as to the timing or amount of any repurchases. There were no share repurchases under this share repurchase authorization during fiscal 2020. During the three and six months ended April 3, 2021, Scotts Miracle-Gro repurchased approximately 0.1 million and 0.3 million Common Shares under this share repurchase authorization for $12.5 and $50.5, respectively. The “Treasury share purchases” lines in the tables above include cash paid to tax authorities to satisfy statutory income tax withholding obligations related to share-based compensation of $11.3 and $11.7 for the three and six months ended April 3, 2021, respectively, and $4.7 for the three and six months ended March 28, 2020.
Share-Based Awards
The following is a summary of the share-based awards granted during each of the periods indicated:

	Six Months Ended
	April 3, 2021	March 28, 2020
Employees
Options	183,553	—
Restricted stock units	61,749	117,266
Performance units	1,903	37,166
Non-Employee Directors
Restricted and deferred stock units	8,187	15,483
Total share-based awards	255,392	169,915

Aggregate fair value at grant dates	$27.9	$20.6
Total share-based compensation was as follows for each of the periods indicated:

	Three Months Ended		Six Months Ended
	April 3, 2021	March 28, 2020	April 3, 2021	March 28, 2020
Share-based compensation	$17.7	$12.0	$25.8	$19.0
Related tax benefit recognized	1.9	2.1	3.9	3.8

Contents	THE SCOTTS MIRACLE-GRO COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — (Continued)
(Dollars in millions, except per share data)
Stock Options
Stock option activity during the six months ended April 3, 2021 was as follows:

	No. of Options	Wtd. Avg. Exercise Price
Awards outstanding at September 30, 2020	619,225	$57.90
Granted	183,553	236.53
Exercised	(99,902)	61.45
Awards outstanding at April 3, 2021	702,876	104.04
Exercisable	519,323	57.21
At April 3, 2021, the total pre-tax compensation cost, net of estimated forfeitures, related to nonvested stock options not yet recognized was $4.1, which is expected to be recognized over a weighted-average period of 2.7 years. The total intrinsic value of stock options exercised was $17.1 for the six months ended April 3, 2021. Cash received from the exercise of stock options, including amounts received from employee purchases under the employee stock purchase plan, was $7.5 and $2.1 for the six months ended April 3, 2021 and March 28, 2020, respectively. The following summarizes certain information pertaining to stock option awards outstanding and exercisable at April 3, 2021:

	Awards Outstanding			Awards Exercisable
Range of Exercise Price	No of Options	Wtd. Avg. Remaining Life	Wtd. Avg. Exercise Price	No. of Options	Wtd. Avg. Remaining Life	Wtd. Avg. Exercise Price
$42.60 - $42.60	0.1	0.80	$42.60	0.1	0.80	$42.60
$59.62 - $64.55	0.4	4.34	62.18	0.4	4.34	62.18
$236.53 - $236.53	0.2	9.84	236.53	—	0	—
	0.7	5.11	104.04	0.5	3.44	57.21
The intrinsic values of the stock option awards outstanding and exercisable at April 3, 2021 were as follows:

Outstanding	$102.6
Exercisable	100.1
The grant date fair value of stock option awards is estimated using a binomial model. Expected market price volatility is based on implied volatilities from traded options on Common Shares and historical volatility specific to the Common Shares. Historical data, including demographic factors impacting historical exercise behavior, is used to estimate stock option exercises and employee terminations within the valuation model. The risk-free rate for periods within the contractual life of the stock option is based on the U.S. Treasury yield curve in effect at the time of grant. The expected life of stock options is based on historical experience and expectations for grants outstanding. The weighted average assumptions for awards granted in fiscal 2021 are as follows:

Expected market price volatility	31.9%
Risk-free interest rate	0.7%
Expected dividend yield	1.8%
Expected life of stock options in years	6.06
Estimated weighted-average fair value per stock option	$61.15
Restricted share-based awards
Restricted share-based award activity (including restricted stock units and deferred stock units) during the six months ended April 3, 2021 was as follows:

	No. of Units	Wtd. Avg. Grant Date Fair Value per Unit
Awards outstanding at September 30, 2020	500,237	$94.53
Granted	69,936	232.70
Vested	(132,105)	97.00
Forfeited	(5,630)	98.67
Awards outstanding at April 3, 2021	432,438	116.07
At April 3, 2021, the total pre-tax compensation cost, net of estimated forfeitures, related to nonvested restricted stock

Contents	THE SCOTTS MIRACLE-GRO COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — (Continued)
(Dollars in millions, except per share data)
units not yet recognized was $13.8, which is expected to be recognized over a weighted-average period of 2.0 years. The total fair value of restricted stock units and deferred stock units vested was $29.5 for the six months ended April 3, 2021.
Performance-based awards
Performance-based award activity during the six months ended April 3, 2021 was as follows (based on target award amounts):

	No. of Units	Wtd. Avg. Grant Date Fair Value per Unit
Awards outstanding at September 30, 2020	666,128	$92.85
Granted	1,903	236.53
Vested (1)	(26,729)	87.99
Forfeited	(63,959)	90.91
Awards outstanding at April 3, 2021	577,343	96.75

(1)     Vested at an average of 196 percent of the target performance share units granted.
At April 3, 2021, the total pre-tax compensation cost, net of estimated forfeitures, related to nonvested performance-based units not yet recognized was $16.9, which is expected to be recognized over a weighted-average period of 1.3 years. The total fair value of performance-based units vested was $11.9 for the six months ended April 3, 2021.
NOTE 9. EARNINGS PER COMMON SHARE
The following table presents information necessary to calculate basic and diluted income per Common Share.

	Three Months Ended		Six Months Ended
	April 3, 2021	March 28, 2020	April 3, 2021	March 28, 2020
Income from continuing operations	$311.1	$249.8	$336.2	$178.5
Net income attributable to noncontrolling interest	(0.2)	(0.2)	(0.9)	(0.3)
Income attributable to controlling interest from continuing operations	310.9	249.6	335.3	178.2
Income (loss) from discontinued operations, net of tax	(0.9)	2.6	(0.9)	2.6
Net income attributable to controlling interest	$310.0	$252.2	$334.4	$180.8
Basic Income Per Common Share:
Weighted-average Common Shares outstanding during the period	55.7	55.7	55.7	55.7
Income from continuing operations	$5.58	$4.48	$6.02	$3.20
Income (loss) from discontinued operations	(0.01)	0.05	(0.02)	0.05
Net income	$5.57	$4.53	$6.00	$3.25
Diluted Income Per Common Share:
Weighted-average Common Shares outstanding during the period	55.7	55.7	55.7	55.7
Dilutive potential Common Shares	1.4	0.7	1.3	0.9
Weighted-average number of Common Shares outstanding and dilutive potential Common Shares	57.1	56.4	57.0	56.6
Income from continuing operations	$5.44	$4.43	$5.88	$3.15
Income (loss) from discontinued operations	(0.01)	0.04	(0.01)	0.04
Net income	$5.43	$4.47	$5.87	$3.19
Stock options with exercise prices greater than the average market price of the underlying Common Shares are excluded from the computation of diluted income per Common Share because they are out-of-the-money and the effect of their inclusion would be anti-dilutive. For the three and six months ended April 3, 2021, the average number of out-of-the-money options was 0.1 million. There were no out-of-the-money options for the three and six months ended March 28, 2020.

Contents	THE SCOTTS MIRACLE-GRO COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — (Continued)
(Dollars in millions, except per share data)
NOTE 10. INCOME TAXES
The effective tax rates related to continuing operations for the six months ended April 3, 2021 and March 28, 2020 were 23.1% and 25.2%, respectively. The effective tax rate used for interim reporting purposes is based on management’s best estimate of factors impacting the effective tax rate for the full fiscal year and includes the impact of discrete items recognized in the quarter. There can be no assurance that the effective tax rate estimated for interim financial reporting purposes will approximate the effective tax rate determined at fiscal year end.
Scotts Miracle-Gro or one of its subsidiaries files income tax returns in the U.S. federal jurisdiction and various state, local and foreign jurisdictions. Subject to the following exceptions, the Company is no longer subject to examination by these tax authorities for fiscal years prior to 2017. There are currently no ongoing audits with respect to the U.S. federal jurisdiction. With respect to the foreign jurisdictions, a German audit covering fiscal years 2014 through 2017 is underway with no known material impact to the financial statements. The Company is currently under examination by certain U.S. state and local tax authorities covering various periods from fiscal years 2012 through 2019. In addition to the aforementioned audits, certain other tax deficiency notices and refund claims for previous years remain unresolved.
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
Regulatory Matters
At April 3, 2021, $3.6 was accrued in the “Other liabilities” line in the Condensed Consolidated Balance Sheets for environmental actions, the majority of which are for site remediation. The Company believes that the amounts accrued are adequate to cover such known environmental exposures based on current facts and estimates of likely outcomes. Although it is reasonably possible that the costs to resolve such known environmental exposures will exceed the amounts accrued, any variation from accrued amounts is not expected to be material.
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
Exchange Rate Risk Management
The Company uses currency forward contracts to manage the exchange rate risk associated with intercompany loans and certain other balances denominated in foreign currencies. Currency forward contracts are valued using observable forward rates in commonly quoted intervals for the full term of the contracts. The notional amount of outstanding currency forward contracts was $168.0, $141.2 and $160.1 at April 3, 2021, March 28, 2020 and September 30, 2020, respectively. Contracts outstanding at April 3, 2021 will mature over the next fiscal quarter.
Interest Rate Risk Management
The Company enters into interest rate swap agreements as a means to hedge its variable interest rate risk on debt instruments. Net amounts to be received or paid under the swap agreements are reflected as adjustments to interest expense. The Company has outstanding interest rate swap agreements with major financial institutions that effectively convert a portion of the Company’s variable-rate debt to a fixed rate. Interest rate swap agreements are valued based on the present value of the estimated future net cash flows using implied rates in the applicable yield curve as of the valuation date. The swap agreements had a maximum total U.S. dollar equivalent notional amount of $900.0, $850.0 and $600.0 at April 3, 2021, March 28, 2020 and September 30, 2020, respectively. Refer to “NOTE 7. DEBT” for the terms of the swap agreements outstanding at April 3, 2021. Included in the AOCL balance at April 3, 2021 was a loss of $5.6 related to interest rate swap agreements that is expected to be reclassified to earnings during the next twelve months, consistent with the timing of the underlying hedged transactions.
Commodity Price Risk Management
The Company enters into hedging arrangements designed to fix the price of a portion of its projected future urea, diesel and resin requirements. Commodity contracts are valued using observable commodity exchange prices in active markets. Included in the AOCL balance at April 3, 2021 was a gain of $3.8 related to commodity hedges that is expected to be reclassified to earnings during the next twelve months, consistent with the timing of the underlying hedged transactions.
The Company had the following outstanding commodity contracts that were entered into to hedge forecasted purchases:

Commodity	April 3, 2021	March 28, 2020	September 30, 2020
Urea	6,000 tons	30,000 tons	76,500 tons
Resin	— pounds	8,100,000 pounds	9,100,000 pounds
Diesel	4,368,000 gallons	5,418,000 gallons	5,838,000 gallons
Heating Oil	1,680,000 gallons	1,890,000 gallons	2,142,000 gallons

Contents	THE SCOTTS MIRACLE-GRO COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — (Continued)
(Dollars in millions, except per share data)
Fair Values of Derivative Instruments
The fair values of the Company’s derivative instruments, which represent Level 2 fair value measurements, were as follows:

		Assets / (Liabilities)
Derivatives Designated As Hedging Instruments	Balance Sheet Location	April 3, 2021	March 28, 2020	September 30, 2020
Interest rate swap agreements	Other assets	$4.9	$—	$—
	Other current liabilities	(8.1)	(10.5)	(10.4)
	Other liabilities	(4.7)	(11.1)	(9.7)
Commodity hedging instruments	Prepaid and other current assets	1.3	—	0.9
	Other current liabilities	—	(1.6)	(0.7)
Total derivatives designated as hedging instruments		$(6.6)	$(23.2)	$(19.9)

Derivatives Not Designated As Hedging Instruments	Balance Sheet Location
Currency forward contracts	Prepaid and other current assets	$1.3	$4.5	$0.5
	Other current liabilities	(1.0)	(0.4)	(1.9)
Commodity hedging instruments	Prepaid and other current assets	1.2	—	—
	Other current liabilities	—	(1.9)	(0.9)
Total derivatives not designated as hedging instruments		1.5	2.2	(2.3)
Total derivatives		$(5.1)	$(21.0)	$(22.2)

The effect of derivative instruments on AOCL, net of tax, and the Condensed Consolidated Statements of Operations for each of the periods presented was as follows:

Derivatives In Cash Flow Hedging Relationships	Amount Of Gain / (Loss) Recognized In AOCL
	Three Months Ended		Six Months Ended
	April 3, 2021	March 28, 2020	April 3, 2021	March 28, 2020
Interest rate swap agreements	$4.9	$(10.1)	$5.2	$(9.7)
Commodity hedging instruments	2.5	(1.0)	4.7	(2.8)
Total	$7.4	$(11.1)	$9.9	$(12.5)

Derivatives In Cash Flow Hedging Relationships	Reclassified From AOCL Into Statement Of Operations	Amount Of Gain / (Loss)
		Three Months Ended		Six Months Ended
		April 3, 2021	March 28, 2020	April 3, 2021	March 28, 2020
Interest rate swap agreements	Interest expense	$(2.3)	$(1.2)	$(4.1)	$(2.0)
Commodity hedging instruments	Cost of sales	0.3	(0.7)	0.2	(0.7)
Total		$(2.0)	$(1.9)	$(3.9)	$(2.7)

Derivatives Not Designated As Hedging Instruments	Recognized In Statement Of Operations	Amount Of Gain / (Loss)
		Three Months Ended		Six Months Ended
		April 3, 2021	March 28, 2020	April 3, 2021	March 28, 2020
Currency forward contracts	Other income / expense, net	$0.9	$5.9	$(7.1)	$1.1
Commodity hedging instruments	Cost of sales	1.4	(2.8)	2.1	(2.3)
Total		$2.3	$3.1	$(5.0)	$(1.2)

Contents	THE SCOTTS MIRACLE-GRO COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — (Continued)
(Dollars in millions, except per share data)
NOTE 13. FAIR VALUE MEASUREMENTS
The following table summarizes the fair value of the Company’s assets and liabilities for which disclosure of fair value is required:

		April 3, 2021		March 28, 2020		September 30, 2020
	Fair Value Hierarchy Level	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Assets:
Cash equivalents	Level 1	$2.4	$2.4	$2.1	$2.1	$2.4	$2.4
Other
Investment securities in non-qualified retirement plan assets	Level 1	43.5	43.5	22.6	22.6	29.8	29.8
Bonnie Option	Level 3	—	—	11.3	11.3	23.3	23.3

Liabilities:
Debt instruments
Credit facilities – revolving loans	Level 2	460.2	460.2	691.9	691.9	64.0	64.0
Credit facilities – term loans	Level 2	690.0	690.0	740.0	740.0	710.0	710.0
Senior Notes – 4.000%	Level 2	500.0	497.5	—	—	—	—
Senior Notes – 4.500%	Level 2	450.0	464.6	450.0	400.5	450.0	476.4
Senior Notes – 5.250%	Level 2	250.0	261.6	250.0	239.1	250.0	266.6
Receivables facility	Level 2	160.0	160.0	160.0	160.0	20.0	20.0
Other debt	Level 2	7.6	7.6	8.7	8.7	1.1	1.1

NOTE 14. LEASES
The Company leases certain property and equipment from third parties under various non-cancelable lease agreements, including industrial, commercial and office properties and equipment that support the management, manufacturing, distribution and research and development of products marketed and sold by the Company. The lease agreements generally require that the Company pay taxes, insurance and maintenance expenses related to the leased assets. At April 3, 2021, the Company had entered into operating leases that were yet to commence with a combined total expected lease liability of $45.3. From time to time, the Company will sublease portions of its facilities, resulting in sublease income. Sublease income and the related cash flows were not material to the condensed consolidated financial statements for the three and six months ended April 3, 2021 and March 28, 2020.
The Company leases certain vehicles (primarily cars and light trucks) under agreements that are cancellable after the first year, but typically continue on a month-to-month basis until canceled by the Company. The vehicle leases and certain other non-cancelable operating leases contain residual value guarantees that create a contingent obligation on the part of the Company to compensate the lessor if the leased asset cannot be sold for an amount in excess of a specified minimum value at the conclusion of the lease term. If all such vehicle leases had been canceled as of April 3, 2021, the Company’s residual value guarantee would have approximated $4.1.

Contents	THE SCOTTS MIRACLE-GRO COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — (Continued)
(Dollars in millions, except per share data)
Supplemental balance sheet information related to the Company’s leases was as follows:

	Balance Sheet Location	April 3, 2021	March 28, 2020	September 30, 2020
Operating leases:
Right-of-use assets	Other assets	$208.0	$125.6	$156.0

Current lease liabilities	Other current liabilities	60.1	44.6	47.5
Non-current lease liabilities	Other liabilities	154.9	85.7	113.3
Total operating lease liabilities		$215.0	$130.3	$160.8

Finance leases:
Right-of-use assets	Property, plant and equipment, net	$31.9	$35.0	$34.7

Current lease liabilities	Current portion of debt	5.3	4.7	5.2
Non-current lease liabilities	Long-term debt	28.2	31.2	30.9
Total finance lease liabilities		$33.5	$35.9	$36.1
    Components of lease cost were as follows:

	Three Months Ended		Six Months Ended
	April 3, 2021	March 28, 2020	April 3, 2021	March 28, 2020
Operating lease cost (a)	$16.1	$13.5	$31.5	$26.6
Variable lease cost	12.1	3.5	15.2	5.8

Finance lease cost
Amortization of right-of-use assets	1.5	1.4	3.0	2.3
Interest on lease liabilities	0.3	0.4	0.7	0.7
Total finance lease cost	$1.8	$1.8	$3.7	$3.0
(a)Operating lease cost includes amortization of ROU assets of $14.6 and $27.9 for the three and six months ended April 3, 2021, respectively, and $11.8 and $22.9 for the three and six months ended March 28, 2020, respectively. Short-term lease expense is excluded from operating lease cost and is not material.
Supplemental cash flow information and non-cash activity related to the Company’s leases were as follows:

	Six Months Ended
	April 3, 2021	March 28, 2020
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases, net	$29.0	$27.1
Operating cash flows from finance leases	0.7	0.7
Financing cash flows from finance leases	2.6	1.4

Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$77.6	$19.4
Finance leases	—	11.9

Contents	THE SCOTTS MIRACLE-GRO COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — (Continued)
(Dollars in millions, except per share data)
Weighted-average remaining lease term and discount rate for the Company’s leases were as follows:

April 3, 2021
Weighted-average remaining lease term (in years):
Operating leases	4.2
Finance leases	8.2

Weighted-average discount rate:
Operating leases	3.4%
Finance leases	4.3%
Maturities of lease liabilities by fiscal year for the Company’s leases as of April 3, 2021 were as follows:

Year	Operating Leases	Finance Leases
2021 (remainder of the year)	$34.6	$3.3
2022	59.3	6.5
2023	44.3	6.6
2024	35.6	6.6
2025	29.2	2.4
Thereafter	30.0	14.8
Total lease payments	233.0	40.2
Less: Imputed interest	(18.0)	(6.7)
Total lease liabilities	$215.0	$33.5

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
During the three months ended January 2, 2021, the Company changed its internal organization structure such that AeroGrow is now managed by and reported within the U.S. Consumer segment. Within the U.S. Consumer segment, AeroGrow is integrated into the Company’s overall direct to consumer focus and strategy. AeroGrow was previously managed by and reported within the Hawthorne segment. The prior period amounts have been reclassified to conform to the new organization structure. This change in organization structure resulted in a change in the Company’s reporting units. As a result, goodwill included in impacted reporting units was reallocated using a relative fair value approach, resulting in $15.8 of goodwill reallocated from the Hawthorne segment to the U.S. Consumer segment during the three months ended January 2, 2021. In addition, the Company completed an assessment of potential goodwill impairment immediately before and after the reallocation and determined that no impairment existed.
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

Contents	THE SCOTTS MIRACLE-GRO COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — (Continued)
(Dollars in millions, except per share data)
The following tables present financial information for the Company’s reportable segments for the periods indicated:

	Three Months Ended		Six Months Ended
	April 3, 2021	March 28, 2020	April 3, 2021	March 28, 2020
Net Sales:
U.S. Consumer	$1,374.0	$1,113.2	$1,782.2	$1,278.6
Hawthorne	363.8	219.5	673.2	400.3
Other	91.0	50.1	122.0	69.7
Consolidated	$1,828.8	$1,382.8	$2,577.4	$1,748.6

Segment Profit:
U.S. Consumer	$435.9	$374.6	$481.2	$334.6
Hawthorne	41.4	23.8	81.8	36.3
Other	17.6	4.0	17.6	0.4
Total Segment Profit	494.9	402.4	580.6	371.3
Corporate	(48.1)	(36.9)	(82.7)	(63.0)
Intangible asset amortization	(7.8)	(8.1)	(15.2)	(15.8)
Impairment, restructuring and other	(14.9)	(3.7)	(24.6)	(1.4)
Equity in loss of unconsolidated affiliates	(1.5)	—	(1.5)	—
Costs related to refinancing	—	—	—	(15.1)
Interest expense	(19.3)	(22.7)	(35.4)	(42.7)
Other non-operating income, net	0.9	2.8	16.1	5.4
Income from continuing operations before income taxes	$404.2	$333.8	$437.3	$238.7

The following table presents net sales by product category for the periods indicated:

	Three Months Ended		Six Months Ended
	April 3, 2021	March 28, 2020	April 3, 2021	March 28, 2020
U.S. Consumer:
Growing media and mulch	$532.4	$416.8	$622.4	$461.6
Lawn care	530.3	451.2	696.3	502.0
Controls	142.2	115.0	204.7	143.8
Roundup® marketing agreement	63.8	54.1	81.1	63.0
Other, primarily gardening	105.3	76.1	177.7	108.2
Hawthorne:
Lighting	108.5	59.9	223.8	120.7
Nutrients	76.0	54.3	132.9	91.9
Growing media	58.4	39.8	94.0	65.3
Other, primarily hardware and growing environments	120.9	65.5	222.5	122.4
Other:
Growing media	27.9	13.5	44.7	24.7
Lawn care	34.4	20.9	39.2	24.3
Other, primarily gardening and controls	28.7	15.7	38.1	20.7
Total net sales	$1,828.8	$1,382.8	$2,577.4	$1,748.6

Contents	THE SCOTTS MIRACLE-GRO COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — (Continued)
(Dollars in millions, except per share data)
The following table presents net sales by geographic area for the periods indicated:

	Three Months Ended		Six Months Ended
	April 3, 2021	March 28, 2020	April 3, 2021	March 28, 2020
Net sales:
United States	$1,711.2	$1,318.8	$2,391.7	$1,639.2
International	117.6	64.0	185.7	109.4
	$1,828.8	$1,382.8	$2,577.4	$1,748.6

Contents	THE SCOTTS MIRACLE-GRO COMPANY
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
Due to the seasonal nature of the lawn and garden business, significant portions of our products ship to our retail customers during our second and third fiscal quarters, as noted in the chart below. Our annual net sales are further concentrated in the second and third fiscal quarters by retailers who rely on our ability to deliver products closer to when consumers buy our products, thereby reducing retailers’ pre-season inventories. We follow a 13-week quarterly accounting cycle pursuant to which the first three fiscal quarters end on a Saturday and the fiscal year always ends on September 30. This fiscal calendar convention requires us to cycle forward the first three fiscal quarter ends every six years. Fiscal 2021 is impacted by this process and, as a result, our first quarter of fiscal 2021 had five additional days and our fourth quarter of fiscal 2021 will have six fewer days compared to the respective quarters of fiscal 2020. In addition, our second quarter of fiscal 2021 ended six days later than our second quarter of fiscal 2020 and those six days fall within our peak selling season. This resulted in an increase in net sales of approximately $122.5 and $176.9, and an increase in net income attributable to controlling interest from continuing operations per diluted share of $0.55 and $0.70 for the three and six months ended April 3, 2021, respectively, compared to the three and six months ended March 28, 2020.

Contents	THE SCOTTS MIRACLE-GRO COMPANY
(Dollars in millions, except per share data)

	Percent of Net Sales from Continuing Operations by Quarter
	2020	2019	2018
First Quarter	8.9%	9.4%	8.3%
Second Quarter	33.5%	37.7%	38.1%
Third Quarter	36.1%	37.1%	37.3%
Fourth Quarter	21.5%	15.8%	16.3%
On August 11, 2014, Scotts Miracle-Gro announced that its Board of Directors authorized the repurchase of up to $500.0 of Common Shares over a five-year period (effective November 1, 2014 through September 30, 2019). On August 3, 2016, Scotts Miracle-Gro announced that its Board of Directors authorized a $500.0 increase to the share repurchase authorization ending on September 30, 2019. On August 2, 2019, the Scotts Miracle-Gro Board of Directors authorized an extension of the share repurchase authorization through March 28, 2020. The amended authorization allowed for repurchases of Common Shares of up to an aggregate amount of $1,000.0 through March 28, 2020. During the three and six months ended March 28, 2020, Scotts Miracle-Gro repurchased 0.4 million Common Shares under this share repurchase authorization for $48.2. From the effective date of this share repurchase authorization in the fourth quarter of fiscal 2014 through March 28, 2020, Scotts Miracle-Gro repurchased approximately 8.7 million Common Shares for $762.8.
On February 6, 2020, Scotts Miracle-Gro announced that its Board of Directors authorized the repurchase of up to $750.0 of Common Shares from April 30, 2020 through March 25, 2023. There were no share repurchases under this share repurchase authorization during fiscal 2020. During the three and six months ended April 3, 2021, Scotts Miracle-Gro repurchased approximately 0.1 million and 0.3 million Common Shares under this share repurchase authorization for $12.5 and $50.5, respectively.
On July 27, 2020, the Scotts Miracle-Gro Board of Directors approved a special cash dividend of $5.00 per Common Share, which was paid on September 10, 2020 to all shareholders of record at the close of business on August 27, 2020. In addition, on July 27, 2020, the Scotts Miracle-Gro Board of Directors approved an increase in our quarterly cash dividend from $0.58 to $0.62 per Common Share, which was first paid in the fourth quarter of fiscal 2020.
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
For our fiscal quarter ended April 3, 2021, we continued to experience increased demand for many of our products in response to the COVID-19 pandemic. The impacts of the pandemic remain uncertain and vary by geography, as infection rates of COVID-19 continue to increase in many regions, and authorities have taken different approaches to address the pandemic and resume economic activity. In those jurisdictions that were subject to business closures or limitations, our manufacturing and distribution operations were viewed as essential services and continued to operate. Likewise, our major retail partners were designated as essential services and remained open. The extent to which the COVID-19 pandemic will ultimately impact our business, results of operations, financial condition and cash flows depends on future developments that are highly uncertain, rapidly evolving and difficult to predict at this time. Depending on the length and severity of the COVID-19 pandemic, we may

Contents	THE SCOTTS MIRACLE-GRO COMPANY
(Dollars in millions, except per share data)
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
RESULTS OF OPERATIONS
The following table sets forth the components of earnings as a percentage of net sales for the three months ended April 3, 2021 and March 28, 2020:

	April 3, 2021	% Of Net Sales	March 28, 2020	% Of Net Sales
Net sales	$1,828.8	100.0%	$1,382.8	100.0%
Cost of sales	1,158.9	63.4	829.2	60.0
Cost of sales—impairment, restructuring and other	12.4	0.7	3.4	0.2
Gross profit	657.5	36.0	550.2	39.8
Operating expenses:
Selling, general and administrative	231.5	12.7	195.6	14.1
Impairment, restructuring and other	2.5	0.1	0.3	—
Other (income) expense, net	(0.6)	—	0.6	—
Income from operations	424.1	23.2	353.7	25.6
Equity in loss of unconsolidated affiliates	1.5	0.1	—	—
Interest expense	19.3	1.1	22.7	1.6
Other non-operating income, net	(0.9)	—	(2.8)	(0.2)
Income from continuing operations before income taxes	404.2	22.1	333.8	24.1
Income tax expense from continuing operations	93.1	5.1	84.0	6.1
Income from continuing operations	311.1	17.0	249.8	18.1
Income (loss) from discontinued operations, net of tax	(0.9)	—	2.6	0.2
Net income	$310.2	17.0%	$252.4	18.3%
The sum of the components may not equal due to rounding.

Contents	THE SCOTTS MIRACLE-GRO COMPANY
(Dollars in millions, except per share data)
The following table sets forth the components of earnings as a percentage of net sales for the six months ended April 3, 2021 and March 28, 2020:

	April 3, 2021	% Of Net Sales	March 28, 2020	% Of Net Sales
Net sales	$2,577.4	100.0%	$1,748.6	100.0%
Cost of sales	1,707.7	66.3	1,140.6	65.2
Cost of sales—impairment, restructuring and other	21.4	0.8	3.6	0.2
Gross profit	848.3	32.9	604.4	34.6
Operating expenses:
Selling, general and administrative	388.2	15.1	315.4	18.0
Impairment, restructuring and other	3.2	0.1	(2.2)	(0.1)
Other (income) expense, net	(1.2)	—	0.1	—
Income from operations	458.1	17.8	291.1	16.6
Equity in loss of unconsolidated affiliates	1.5	0.1	—	—
Costs related to refinancing	—	—	15.1	0.9
Interest expense	35.4	1.4	42.7	2.4
Other non-operating income, net	(16.1)	(0.6)	(5.4)	(0.3)
Income from continuing operations before income taxes	437.3	17.0	238.7	13.7
Income tax expense from continuing operations	101.1	3.9	60.2	3.4
Income from continuing operations	336.2	13.0	178.5	10.2
Income (loss) from discontinued operations, net of tax	(0.9)	—	2.6	0.1
Net income	$335.3	13.0%	$181.1	10.4%
The sum of the components may not equal due to rounding.
Net Sales
Net sales for the three months ended April 3, 2021 were $1,828.8, an increase of 32.3% from net sales of $1,382.8 for the three months ended March 28, 2020. Net sales for the six months ended April 3, 2021 were $2,577.4, an increase of 47.4% from net sales of $1,748.6 for the six months ended March 28, 2020. These changes in net sales were attributable to the following:

	Three Months Ended	Six Months Ended
	April 3, 2021	April 3, 2021
Volume	31.2%	45.3%
Pricing	0.5	1.5
Foreign exchange rates	0.6	0.6
Change in net sales	32.3%	47.4%
The increase in net sales for the three months ended April 3, 2021 as compared to the three months ended March 28, 2020 was primarily driven by:
•increased sales volume due to increased consumer demand including impacts of the COVID-19 pandemic and driven by soils, fertilizer, grass seed, controls, plant food and direct to consumer products in our U.S. Consumer segment; lighting, nutrients, growing media, hardware and growing environments products in our Hawthorne segment; increased sales in our Other segment; and the impact of the fiscal calendar shift which caused our second quarter of fiscal 2021 to end six days later than our second quarter of fiscal 2020 with those six days falling within our peak selling season, resulting in an increase in net sales of approximately $122.5;
•increased pricing in our Hawthorne and Other segments;
•increased net sales associated with the Roundup® marketing agreement; and
•the favorable impact of foreign exchange rates as a result of the weakening of the U.S. dollar relative to the euro and the Canadian dollar.

Contents	THE SCOTTS MIRACLE-GRO COMPANY
(Dollars in millions, except per share data)
The increase in net sales for the six months ended April 3, 2021 as compared to the six months ended March 28, 2020 was primarily driven by:
•increased sales volume due to increased consumer demand including impacts of the COVID-19 pandemic and driven by soils, fertilizer, grass seed, controls, plant food and direct to consumer products in our U.S. Consumer segment; lighting, nutrients, growing media, hardware and growing environments products in our Hawthorne segment; increased sales in our Other segment; and the impact of the fiscal calendar shift which caused our first quarter of fiscal 2021 to have five additional days and our second quarter of fiscal 2021 to end six days later than our second quarter of fiscal 2020 with those six days falling within our peak selling season, resulting in an increase in net sales of approximately $176.9;
•increased pricing in our Hawthorne and Other segments;
•increased net sales associated with the Roundup® marketing agreement; and
•the favorable impact of foreign exchange rates as a result of the weakening of the U.S. dollar relative to the euro and the Canadian dollar.
Cost of Sales
The following table shows the major components of cost of sales for the periods indicated:

	Three Months Ended		Six Months Ended
	April 3, 2021	March 28, 2020	April 3, 2021	March 28, 2020
Materials	$680.9	$486.1	$995.3	$653.8
Manufacturing labor and overhead	235.3	183.3	347.5	250.1
Distribution and warehousing	216.1	142.8	324.3	206.4
Costs associated with Roundup® marketing agreement	26.6	17.0	40.6	30.3
Cost of sales	1,158.9	829.2	1,707.7	1,140.6
Cost of sales—impairment, restructuring and other	12.4	3.4	21.4	3.6
	$1,171.3	$832.6	$1,729.1	$1,144.2
Factors contributing to the change in cost of sales are outlined in the following table:

	Three Months Ended	Six Months Ended
	April 3, 2021	April 3, 2021
Volume, product mix and other	$299.8	$524.8
Material cost changes	14.0	24.0
Costs associated with Roundup® marketing agreement	9.7	10.3
Foreign exchange rates	6.2	8.0
	329.7	567.1
Impairment, restructuring and other	9.0	17.8
Change in cost of sales	$338.7	$584.9
The increase in cost of sales for the three months ended April 3, 2021 as compared to the three months ended March 28, 2020 was primarily driven by:
•higher sales volume in our U.S. Consumer, Hawthorne and Other segments;
•higher material prices in our U.S. Consumer, Hawthorne and Other segments;
•higher transportation prices and warehousing costs included within “volume, product mix and other” in our U.S. Consumer and Hawthorne segments;
•the unfavorable impact of foreign exchange rates as a result of the weakening of the U.S. dollar relative to the euro and the Canadian dollar;
•an increase in costs associated with the Roundup® marketing agreement; and
•an increase in impairment, restructuring and other charges as a result of costs associated with the COVID-19 pandemic.

Contents	THE SCOTTS MIRACLE-GRO COMPANY
(Dollars in millions, except per share data)
The increase in cost of sales for the six months ended April 3, 2021 as compared to the six months ended March 28, 2020 was primarily driven by:
•higher sales volume in our U.S. Consumer, Hawthorne and Other segments;
•higher material prices in our U.S. Consumer, Hawthorne and Other segments;
•higher transportation prices and warehousing costs included within “volume, product mix and other” in our U.S. Consumer and Hawthorne segments;
•the unfavorable impact of foreign exchange rates as a result of the weakening of the U.S. dollar relative to the euro and the Canadian dollar;
•an increase in costs associated with the Roundup® marketing agreement; and
•an increase in impairment, restructuring and other charges as a result of costs associated with the COVID-19 pandemic.
Gross Profit
As a percentage of net sales, our gross profit rate was 36.0% and 39.8% for the three months ended April 3, 2021 and March 28, 2020, respectively. As a percentage of net sales, our gross profit rate was 32.9% and 34.6% for the six months ended April 3, 2021 and March 28, 2020, respectively. Factors contributing to the change in gross profit rate are outlined in the following table:

	Three Months Ended	Six Months Ended
	April 3, 2021	April 3, 2021
Material costs	(0.8)%	(0.9)%
Volume, product mix and other	(2.6)	(0.9)
Roundup® commissions and reimbursements	(0.2)	0.1
Pricing	0.2	0.6
	(3.4)%	(1.1)%
Impairment, restructuring and other	(0.4)	(0.6)
Change in gross profit rate	(3.8)%	(1.7)%
The decrease in gross profit rate for the three months ended April 3, 2021 as compared to the three months ended March 28, 2020 was primarily driven by:
•higher transportation prices and warehousing costs included within “volume, product mix and other” in our U.S. Consumer and Hawthorne segments;
•higher material prices in our U.S. Consumer, Hawthorne and Other segments;
•unfavorable mix driven by higher sales growth in our Hawthorne segment relative to our U.S. Consumer segment;
•an increase in costs associated with the Roundup® marketing agreement; and
•an increase in impairment, restructuring and other charges as a result of costs associated with the COVID-19 pandemic;
•partially offset by favorable leverage of fixed costs driven by higher sales volume in our U.S. Consumer, Hawthorne and Other segments; and
•increased pricing in our Hawthorne and Other segments.
The decrease in gross profit rate for the six months ended April 3, 2021 as compared to the six months ended March 28, 2020 was primarily driven by:
•higher transportation prices and warehousing costs included within “volume, product mix and other” in our U.S. Consumer and Hawthorne segments;
•higher material prices in our U.S. Consumer, Hawthorne and Other segments;
•unfavorable mix driven by higher sales growth in our Hawthorne segment relative to our U.S. Consumer segment; and

Contents	THE SCOTTS MIRACLE-GRO COMPANY
(Dollars in millions, except per share data)
•an increase in impairment, restructuring and other charges as a result of costs associated with the COVID-19 pandemic;
•partially offset by favorable leverage of fixed costs driven by higher sales volume in our U.S. Consumer, Hawthorne and Other segments;
•increased pricing in our Hawthorne and Other segments; and
•increased net sales associated with the Roundup® marketing agreement.
Selling, General and Administrative Expenses
The following table sets forth the components of selling, general and administrative expenses (“SG&A”) for the periods indicated:

	Three Months Ended		Six Months Ended
	April 3, 2021	March 28, 2020	April 3, 2021	March 28, 2020
Advertising	$68.8	$56.0	$95.5	$66.8
Research and development	10.3	9.7	20.6	18.9
Share-based compensation	17.7	12.0	25.8	19.0
Amortization of intangibles	7.3	7.9	14.5	15.4
Other selling, general and administrative	127.4	110.0	231.8	195.3
	$231.5	$195.6	$388.2	$315.4
SG&A increased $35.9, or 18.4%, during the three months ended April 3, 2021 compared to the three months ended March 28, 2020. Advertising expense increased $12.8, or 22.9%, during the three months ended April 3, 2021 driven by increased media spending in our U.S. Consumer and Hawthorne segments and the timing of our media spending. Share-based compensation expense increased $5.7, or 47.5%, during the three months ended April 3, 2021 due to an increase in the expected payout percentage on long-term performance-based awards and a higher annual grant value. Other SG&A increased $17.4, or 15.8%, during the three months ended April 3, 2021 driven by increases in short-term variable cash incentive compensation expense and investments in information technology.
SG&A increased $72.8, or 23.1%, during the six months ended April 3, 2021 compared to the six months ended March 28, 2020. Advertising expense increased $28.7, or 43.0%, during the six months ended April 3, 2021 driven by increased media spending in our U.S. Consumer and Hawthorne segments and the timing of our media spending. Share-based compensation expense increased $6.8, or 35.8%, during the six months ended April 3, 2021 due to an increase in the expected payout percentage on long-term performance-based awards and a higher annual grant value. Other SG&A increased $36.5, or 18.7%, during the six months ended April 3, 2021 driven by higher short-term variable cash incentive compensation expense and investments in information technology.

Contents	THE SCOTTS MIRACLE-GRO COMPANY
(Dollars in millions, except per share data)
Impairment, Restructuring and Other
Activity described herein is classified within the “Cost of sales—impairment, restructuring and other,” “Impairment, restructuring and other” and “Income (loss) from discontinued operations, net of tax” lines in the Condensed Consolidated Statements of Operations. The following table details impairment, restructuring and other charges (recoveries) for each of the periods presented:

	Three Months Ended		Six Months Ended
	April 3, 2021	March 28, 2020	April 3, 2021	March 28, 2020
Cost of sales—impairment, restructuring and other:
COVID-19 related costs	$12.3	$3.1	$21.0	$3.1
Restructuring and other charges	0.1	0.3	0.4	0.5
Operating expenses:
COVID-19 related costs	2.6	0.7	3.2	0.7
Restructuring and other charges (recoveries), net	(0.1)	(0.4)	—	(2.9)
Impairment, restructuring and other charges from continuing operations	14.9	3.7	24.6	1.4
Restructuring and other charges (recoveries), net, from discontinued operations	—	(3.1)	—	(3.1)
Total impairment, restructuring and other charges (recoveries)	$14.9	$0.6	$24.6	$(1.7)
COVID-19
In response to the COVID-19 pandemic, we have implemented additional measures intended to both protect the health and safety of our employees and maintain our ability to provide products to our customers as described in additional detail above under “COVID-19 Response and Impacts.” During the three and six months ended April 3, 2021, we incurred costs of $14.9 and $24.2, respectively, associated with the COVID-19 pandemic primarily related to premium pay. We incurred costs of $10.7 and $19.0 in our U.S. Consumer segment, $1.5 and $1.9 in our Hawthorne segment and $0.1 in our Other segment in the “Cost of sales—impairment, restructuring and other” line in the Condensed Consolidated Statements of Operations during the three and six months ended April 3, 2021, respectively. We incurred costs of $2.6 and $3.2 in our U.S. Consumer segment in the “Impairment, restructuring and other” line in the Condensed Consolidated Statements of Operations during the three and six months ended April 3, 2021, respectively. Since the inception of the COVID-19 pandemic, total costs classified within the “Cost of sales—impairment, restructuring and other” and the “Impairment, restructuring and other” lines in the Condensed Consolidated Statements of Operations are $38.4 for our U.S. Consumer segment, $4.5 for our Hawthorne segment and $0.7 for our Other segment.
During the three and six months ended March 28, 2020, we incurred costs of $3.8 associated with the COVID-19 pandemic primarily related to premium pay and incremental cleaning costs. We incurred costs of $2.6 in our U.S. Consumer segment and $0.5 in our Hawthorne segment in the “Cost of sales—impairment, restructuring and other” line in the Condensed Consolidated Statements of Operations during the three and six months ended March 28, 2020. We incurred costs of $0.7 in our U.S. Consumer segment in the “Impairment, restructuring and other” line in the Condensed Consolidated Statements of Operations during the three and six months ended March 28, 2020.
Project Catalyst
In connection with the acquisition of Sunlight Supply during the third quarter of fiscal 2018, we announced the launch of an initiative called Project Catalyst, which is a company-wide restructuring effort to reduce operating costs throughout our U.S. Consumer, Hawthorne and Other segments and drive synergies from acquisitions within our Hawthorne segment. Costs incurred during the three and six months ended April 3, 2021 and March 28, 2020 related to Project Catalyst were not material. Costs incurred to date since the inception of Project Catalyst are $25.1 for the Hawthorne segment, $14.0 for our U.S. Consumer segment, $1.3 for our Other segment and $2.8 for Corporate. Additionally, during the three and six months ended March 28, 2020, we received zero and $2.6, respectively, from the final settlement of escrow funds related to a previous acquisition within the Hawthorne segment that was recognized in the “Impairment, restructuring and other” line in the Condensed Consolidated Statements of Operations.

Contents	THE SCOTTS MIRACLE-GRO COMPANY
(Dollars in millions, except per share data)
Other (Income) Expense, net
Other (income) expense is comprised of activities outside our normal business operations, such as royalty income from the licensing of certain of our brand names, foreign exchange transaction gains and losses and gains and losses from the disposition of non-inventory assets. Other (income) expense was $(0.6) and $0.6 for the three months ended April 3, 2021 and March 28, 2020, respectively; and was $(1.2) and $0.1 for the six months ended April 3, 2021 and March 28, 2020, respectively. The change for the three and six months ended April 3, 2021 was primarily due to foreign exchange transaction gains and losses.
Income from Operations
Income from operations was $424.1 for the three months ended April 3, 2021, an increase of 19.9% compared to $353.7 for the three months ended March 28, 2020; and was $458.1 for the six months ended April 3, 2021, an increase of 57.4% compared to $291.1 for the six months ended March 28, 2020. For the three and six months ended April 3, 2021, the increase was driven by higher net sales, partially offset by a decrease in gross profit rate, higher SG&A and higher impairment, restructuring and other charges.
Equity in Loss of Unconsolidated Affiliates
We acquired a 50% equity interest in Bonnie Plants, LLC on December 31, 2020. Our interest is accounted for using the equity method of accounting, with our proportionate share of Bonnie Plants, LLC earnings subsequent to December 31, 2020 reflected in the Condensed Consolidated Statements of Operations. Equity in loss of Bonnie Plants, LLC was $1.5 for the three and six months ended April 3, 2021.
Costs Related to Refinancing
Costs related to refinancing were zero and $15.1 for the three and six months ended March 28, 2020, respectively. These costs were associated with the redemption of our 6.000% Senior Notes due 2023 (the “6.000% Senior Notes”), and are comprised of $12.0 of redemption premium and $3.1 of unamortized bond issuance costs that were written off. Refer to “NOTE 7. DEBT” of the Notes to the Condensed Consolidated Financial Statements (Unaudited) included in this Quarterly Report on Form 10-Q for more information regarding the redemption of the 6.000% Senior Notes.
Interest Expense
Interest expense was $19.3 for the three months ended April 3, 2021, a decrease of 15.0% compared to $22.7 for the three months ended March 28, 2020. The decrease was driven by a decrease in our weighted average interest rate of 95 basis points, partially offset by an increase in average borrowings of $226.9. The decrease in our weighted average interest rate was primarily driven by lower borrowing rates on the Fifth A&R Credit Agreement and the issuance of the 4.000% Senior Notes due 2031 (the “4.000% Senior Notes”). The increase in average borrowings was primarily driven by higher inventory production and acquisition activity.
Interest expense was $35.4 for the six months ended April 3, 2021, a decrease of 17.1% compared to $42.7 for the six months ended March 28, 2020. The decrease was driven by a decrease our weighted average interest rate of 85 basis points, partially offset by an increase in average borrowings of $67.9. The decrease in our weighted average interest rate was driven by lower borrowing rates on the Fifth A&R Credit Agreement. The increase in average borrowings was primarily driven by higher inventory production and acquisition activity.
Other Non-Operating Income, net
Other non-operating income was $0.9 and $2.8 for the three months ended April 3, 2021 and March 28, 2020, respectively, and was $16.1 and $5.4 for the six months ended April 3, 2021 and March 28, 2020, respectively.
On December 31, 2020, we acquired a 50% equity interest in Bonnie Plants, LLC in exchange for a cash payment of $100.7, forgiveness of our outstanding loan receivable with AFC and surrender of our options to increase our economic interest in the Bonnie Plants business. Our loan receivable with AFC, which was previously recognized in the “Other assets” line in the Condensed Consolidated Balance Sheets, had a carrying value of $66.4 on December 31, 2020 and we recognized a gain of $12.5 during the three months ended January 2, 2021 to write-up the value of the loan to its closing date fair value of $78.9 in the “Other non-operating income, net” line in the Condensed Consolidated Statements of Operations.
Income Tax Expense from Continuing Operations
The effective tax rates related to continuing operations for the six months ended April 3, 2021 and March 28, 2020 were 23.1% and 25.2%, respectively. The effective tax rate used for interim purposes is based on our best estimate of factors

Contents	THE SCOTTS MIRACLE-GRO COMPANY
(Dollars in millions, except per share data)
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
Income from Continuing Operations
Income from continuing operations was $311.1, or $5.44 per diluted share, for the three months ended April 3, 2021 compared to $249.8, or $4.43 per diluted share, for the three months ended March 28, 2020. The increase was driven by higher net sales and lower interest expense, partially offset by a decrease in gross profit rate, higher SG&A, higher impairment, restructuring and other charges, higher equity in loss of unconsolidated affiliates, lower other non-operating income and higher income tax expense.
Diluted average common shares used in the diluted income per common share calculation for the three months ended April 3, 2021 were 57.1 million, which included dilutive potential Common Shares of 1.4 million. Diluted average common shares used in the diluted income per common share calculation for the three months ended March 28, 2020 were 56.4 million, which included dilutive potential Common Shares of 0.7 million. The increase was primarily the result of the exercise and issuance of share-based compensation awards, partially offset by Common Share repurchase activity.
Income from continuing operations was $336.2, or $5.88 per diluted share, for the six months ended April 3, 2021 compared to $178.5, or $3.15 per diluted share, for the six months ended March 28, 2020. The increase was driven by higher net sales, lower costs related to refinancing, lower interest expense and higher other non-operating income, partially offset by a decrease in gross profit rate, higher SG&A, higher impairment, restructuring and other charges, higher equity in loss of unconsolidated affiliates and higher income tax expense.
Diluted average common shares used in the diluted income per common share calculation for the six months ended April 3, 2021 were 57.0 million, which included dilutive potential Common Shares of 1.3 million. Diluted average common shares used in the diluted income per common share calculation for the six months ended March 28, 2020 were 56.6 million, which included dilutive potential Common Shares of 0.9 million. The increase was primarily the result of the exercise and issuance of share-based compensation awards, partially offset by Common Share repurchase activity.
SEGMENT RESULTS
During the three months ended January 2, 2021, we changed our internal organization structure such that AeroGrow is now managed by and reported within our U.S. Consumer segment. Within our U.S. Consumer segment, AeroGrow is integrated into our overall direct to consumer focus and strategy. AeroGrow was previously managed by and reported within our Hawthorne segment. The prior period amounts have been reclassified to conform to the new organization structure.
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
The following table sets forth net sales by segment:

	Three Months Ended		Six Months Ended
	April 3, 2021	March 28, 2020	April 3, 2021	March 28, 2020
U.S. Consumer	$1,374.0	$1,113.2	$1,782.2	$1,278.6
Hawthorne	363.8	219.5	673.2	400.3
Other	91.0	50.1	122.0	69.7
Consolidated	$1,828.8	$1,382.8	$2,577.4	$1,748.6

Contents	THE SCOTTS MIRACLE-GRO COMPANY
(Dollars in millions, except per share data)
The following table sets forth Segment Profit (Loss) as well as a reconciliation to income from continuing operations before income taxes, the most directly comparable GAAP measure:

	Three Months Ended		Six Months Ended
	April 3, 2021	March 28, 2020	April 3, 2021	March 28, 2020
U.S. Consumer	$435.9	$374.6	$481.2	$334.6
Hawthorne	41.4	23.8	81.8	36.3
Other	17.6	4.0	17.6	0.4
Total Segment Profit (Non-GAAP)	494.9	402.4	580.6	371.3
Corporate	(48.1)	(36.9)	(82.7)	(63.0)
Intangible asset amortization	(7.8)	(8.1)	(15.2)	(15.8)
Impairment, restructuring and other	(14.9)	(3.7)	(24.6)	(1.4)
Equity in loss of unconsolidated affiliates	(1.5)	—	(1.5)	—
Costs related to refinancing	—	—	—	(15.1)
Interest expense	(19.3)	(22.7)	(35.4)	(42.7)
Other non-operating income, net	0.9	2.8	16.1	5.4
Income from continuing operations before income taxes (GAAP)	$404.2	$333.8	$437.3	$238.7
U.S. Consumer
U.S. Consumer segment net sales were $1,374.0 in the second quarter of fiscal 2021, an increase of 23.4% from second quarter of fiscal 2020 net sales of $1,113.2; and were $1,782.2 for the first six months of fiscal 2021, an increase of 39.4% from the first six months of fiscal 2020 net sales of $1,278.6 . For the second quarter of fiscal 2021, the increase was driven by the favorable impact of volume of 23.7%, which includes the impact of the calendar shift, partially offset by the unfavorable impact of pricing of 0.3%. For the six months ended April 3, 2021, the increase was driven by the favorable impacts of volume, which includes the impact of the calendar shift, and pricing of 38.9% and 0.5%, respectively. The increase in sales volume for the three and six months ended April 3, 2021 was driven by soils, fertilizer, grass seed, controls, plant food and direct to consumer products as well as increased net sales associated with the Roundup® marketing agreement.
U.S. Consumer Segment Profit was $435.9 in the second quarter of fiscal 2021, an increase of 16.4% from the second quarter of fiscal 2020 Segment Profit of $374.6; and was $481.2 for the first six months of fiscal 2021, an increase of 43.8% from the first six months of fiscal 2020 Segment Profit of $334.6. For the three and six months ended April 3, 2021, the increase was due to higher net sales, partially offset by a lower gross profit rate and higher SG&A.
Hawthorne
Hawthorne segment net sales were $363.8 in the second quarter of fiscal 2021, an increase of 65.7% from second quarter of fiscal 2020 net sales of $219.5; and were $673.2 for the first six months of fiscal 2021, an increase of 68.2% from the first six months of fiscal 2020 net sales of $400.3. For the second quarter of fiscal 2021, the increase was driven by the favorable impacts of volume, pricing and foreign exchange rates of 61.3%, 3.6% and 0.9%, respectively. For the six months ended April 3, 2021, the increase was driven by the favorable impacts of volume, pricing and foreign exchange rates of 62.8%, 4.5%, 0.9%, respectively. The increase in sales volume for the three and six months ended April 3, 2021 was driven by lighting, nutrients, growing media, hardware and growing environments products.
Hawthorne Segment Profit was $41.4 in the second quarter of fiscal 2021, an increase of 73.9% from the second quarter of fiscal 2020 Segment Profit of $23.8; and was $81.8 for the first six months of fiscal 2021, an increase of 125.3% from the first six months of fiscal 2020 Segment Profit of $36.3. For the second quarter of fiscal 2021, the increase was driven by higher net sales, partially offset by a lower gross profit rate and higher SG&A. For the six months ended April 3, 2021, the increase was driven by higher net sales, partially offset by higher SG&A.
Other
Other segment net sales were $91.0 in the second quarter of fiscal 2021, an increase of 81.6% from second quarter of fiscal 2020 net sales of $50.1; and were $122.0 for the first six months of fiscal 2021, an increase of 75.0% from the first six months of fiscal 2020 net sales of $69.7. For the second quarter of fiscal 2021, the increase was driven by the favorable impacts of volume, pricing and foreign exchange rates of 64.3%, 4.3% and 13.2%, respectively. For the six months ended April 3, 2021,

Contents	THE SCOTTS MIRACLE-GRO COMPANY
(Dollars in millions, except per share data)
the increase was driven by the favorable impacts of volume, pricing and foreign exchange rates of 63.0%, 2.2% and 9.9%, respectively.
Other Segment Profit was $17.6 in the second quarter of fiscal 2021, an increase of 340.0% from the second quarter of fiscal 2020 Segment Profit of $4.0; and was $17.6 for the first six months of fiscal 2021, an increase of 4,300.0% from the first six months of fiscal 2020 Segment Profit of $0.4. For the three and six months ended April 3, 2021, the increase was driven by higher net sales and a higher gross profit rate, partially offset by higher SG&A.
Corporate
Corporate expenses were $48.1 in the second quarter of fiscal 2021, an increase of 30.4% from second quarter of fiscal 2020 expenses of $36.9; and were $82.7 for the first six months of fiscal 2021, an increase of 31.3% from the first six months of fiscal 2020 expenses of $63.0. For the three and six months ended April 3, 2021, the increase was driven by higher short-term variable cash incentive compensation expense as well as an increase in the expected payout percentage on long-term performance-based awards and a higher annual grant value of share-based awards.
LIQUIDITY AND CAPITAL RESOURCES
The following table summarizes cash activities:

	Six Months Ended
	April 3, 2021	March 28, 2020
Net cash used in operating activities	$(699.9)	$(607.1)
Net cash provided by (used in) investing activities	(173.8)	82.1
Net cash provided by financing activities	871.1	537.3
Operating Activities
Cash used in operating activities totaled $699.9 for the six months ended April 3, 2021, an increase of $92.8 as compared to cash used in operating activities of $607.1 for the six months ended March 28, 2020. This increase was driven by higher inventory production, higher short-term variable cash incentive compensation payouts and higher SG&A during the six months ended April 3, 2021, partially offset by higher net sales and lower interest payments.
Investing Activities
Cash used in investing activities totaled $173.8 for the six months ended April 3, 2021 as compared to cash provided by investing activities of $82.1 for the six months ended March 28, 2020. Cash used for investments in property, plant and equipment during the first six months of fiscal 2021 and 2020 was $53.7 and $29.4, respectively. During the six months ended April 3, 2021, we acquired a 50% equity interest in Bonnie Plants, LLC in exchange for a cash payment of $100.7, as well as non-cash investing activities that included forgiveness of our outstanding loan receivable with AFC and surrender of our options to increase our economic interest in the Bonnie Plants business. In addition, during the six months ended April 3, 2021, we acquired contract rights within our U.S. Consumer segment for a cash payment of $10.0 and we paid cash of $8.9 associated with currency forward contracts. During the six months ended March 28, 2020, we received proceeds of $115.5 from the sale of the Roundup® brand extension assets, made a $2.5 loan investment and paid cash of $1.7 associated with currency forward contracts.
Financing Activities
Cash provided by financing activities totaled $871.1 for the six months ended April 3, 2021 as compared to $537.3 for the six months ended March 28, 2020. This increase was driven by the issuance of $500.0 aggregate principal amount of 4.000% Senior Notes, partially offset by net borrowings under our Fifth A&R Credit Facilities (as defined below) of $519.2 during the six months ended April 3, 2021 as compared to $620.2 during the six months ended March 28, 2020, the issuance of $450.0 aggregate principal amount of 4.500% Senior Notes and the redemption of all $400.0 aggregate principal amount of 6.000% Senior Notes during the six months ended March 28, 2020, an increase in repurchases of our Common Shares of $11.8 during the six months ended April 3, 2021 and a payment of $15.5 associated with the acquisition of the remaining outstanding shares of AeroGrow.
Cash and Cash Equivalents
Our cash and cash equivalents were held in cash depository accounts with major financial institutions around the world or invested in high-quality, short-term liquid investments having original maturities of three months or less. The cash and cash equivalents balances of $14.4, $30.8 and $16.6 as of April 3, 2021, March 28, 2020 and September 30, 2020, respectively,

Contents	THE SCOTTS MIRACLE-GRO COMPANY
(Dollars in millions, except per share data)
included $6.2, $19.9 and $9.4, respectively, held by controlled foreign corporations. As of April 3, 2021, we maintain our assertion of indefinite reinvestment of the earnings of all material foreign subsidiaries.
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
At April 3, 2021, we had letters of credit outstanding in the aggregate principal amount of $19.8 and had $1,020.0 of borrowing availability under the Fifth A&R Credit Agreement. The weighted average interest rates on average borrowings under the Fifth A&R Credit Agreement were 1.9% and 3.7% for the six months ended April 3, 2021 and March 28, 2020, respectively.
The Fifth A&R Credit Agreement contains, among other obligations, an affirmative covenant regarding our leverage ratio on the last day of each quarter calculated as average total indebtedness, divided by our earnings before interest, taxes, depreciation and amortization (“EBITDA”), as adjusted pursuant to the terms of the Fifth A&R Credit Agreement (“Adjusted EBITDA”). The maximum leverage ratio is 4.50. Our leverage ratio was 2.11 at April 3, 2021. The Fifth A&R Credit Agreement also contains an affirmative covenant regarding our interest coverage ratio determined as of the end of each of our fiscal quarters. The interest coverage ratio is calculated as Adjusted EBITDA divided by interest expense, as described in the Fifth A&R Credit Agreement, and excludes costs related to refinancings. The minimum interest coverage ratio was 3.00 for the twelve months ended April 3, 2021. Our interest coverage ratio was 13.58 for the twelve months ended April 3, 2021. As of April 3, 2021, we were in compliance with these financial covenants.
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

Contents	THE SCOTTS MIRACLE-GRO COMPANY
(Dollars in millions, except per share data)
On March 17, 2021, we issued $500.0 aggregate principal amount of 4.000% Senior Notes. The net proceeds of the offering were used to reduce borrowings under the Fifth A&R Credit Facilities. The 4.000% Senior Notes represent general unsecured senior obligations and rank equal in right of payment with the our existing and future unsecured senior debt. The 4.000% Senior Notes have interest payment dates of April 1 and October 1 of each year, commencing October 1, 2021. Substantially all of our directly and indirectly owned domestic subsidiaries serve as guarantors of the 4.000% Senior Notes.
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
We account for the sale of receivables under the Receivables Facility as short-term debt and continue to carry the receivables on our Condensed Consolidated Balance Sheets, primarily as a result of our requirement to repurchase receivables sold. As of April 3, 2021 and March 28, 2020, there were $160.0 in borrowings on receivables pledged as collateral under the Receivables Facility, and the carrying value of the receivables pledged as collateral was $177.8.
Interest Rate Swap Agreements
We enter into interest rate swap agreements with major financial institutions that effectively convert a portion of our variable rate debt to a fixed rate. Interest payments made between the effective date and expiration date are hedged by the swap agreements. Swap agreements that were hedging interest payments as of April 3, 2021, March 28, 2020 and September 30, 2020 had a maximum total U.S. dollar equivalent notional amount of $900.0, $850.0 and $600.0, respectively. The notional amount, effective date, expiration date and rate of each of the swap agreements outstanding at April 3, 2021 are shown in the table below:

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

Contents	THE SCOTTS MIRACLE-GRO COMPANY
(Dollars in millions, except per share data)
Financial Disclosures About Guarantors and Issuers of Guaranteed Securities
The 5.250% Senior Notes, 4.500% Senior Notes and 4.000% Senior Notes were issued by Scotts Miracle-Gro on December 15, 2016, October 22, 2019 and March 17, 2021, respectively. The 5.250% Senior Notes, 4.500% Senior Notes and 4.000% Senior Notes are guaranteed by certain consolidated domestic subsidiaries of Scotts Miracle-Gro (collectively, the “Guarantors”) and, therefore, we report summarized financial information in accordance with SEC Regulation S-X, Rule 13-01, “Guarantors and Issuers of Guaranteed Securities Registered or Being Registered.”
The guarantees are “full and unconditional,” as those terms are used in Regulation S-X, Rule 3-10(b)(3), except that a Guarantor’s guarantee will be released in certain circumstances set forth in the indentures governing the 5.250% Senior Notes, 4.500% Senior Notes and 4.000% Senior Notes, such as (i) upon any sale or other disposition of all or substantially all of the assets of the Guarantor (including by way of merger or consolidation) to any person other than Scotts Miracle-Gro or any “restricted subsidiary” under the applicable indenture; (ii) if the Guarantor merges with and into Scotts Miracle-Gro, with Scotts Miracle-Gro surviving such merger; (iii) if the Guarantor is designated an “unrestricted subsidiary” in accordance with the applicable indenture or otherwise ceases to be a “restricted subsidiary” (including by way of liquidation or dissolution) in a transaction permitted by such indenture; (iv) upon legal or covenant defeasance; (v) at the election of Scotts Miracle-Gro following the Guarantor’s release as a guarantor under the Fifth A&R Credit Agreement, except a release by or as a result of the repayment of the Fifth A&R Credit Agreement; or (vi) if the Guarantor ceases to be a “restricted subsidiary” and the Guarantor is not otherwise required to provide a guarantee of the 5.250% Senior Notes, 4.500% Senior Notes and 4.000% Senior Notes pursuant to the applicable indenture.
Our foreign subsidiaries and certain of our domestic subsidiaries are not guarantors (collectively, the “Non-Guarantors”) on the 5.250% Senior Notes, 4.500% Senior Notes and 4.000% Senior Notes. Payments on the 5.250% Senior Notes, 4.500% Senior Notes and 4.000% Senior Notes are only required to be made by Scotts Miracle-Gro and the Guarantors. As a result, no payments are required to be made from the assets of the Non-Guarantors, unless those assets are transferred by dividend or otherwise to Scotts Miracle-Gro or a Guarantor. In the event of a bankruptcy, insolvency, liquidation or reorganization of any of the Non-Guarantors, holders of their indebtedness, including their trade creditors and other obligations, will be entitled to payment of their claims from the assets of the Non-Guarantors before any assets are made available for distribution to Scotts Miracle-Gro or the Guarantors. As a result, the 5.250% Senior Notes, 4.500% Senior Notes and 4.000% Senior Notes are effectively subordinated to all the liabilities of the Non-Guarantors.
The guarantees may be subject to review under federal bankruptcy laws or relevant state fraudulent conveyance or fraudulent transfer laws. In certain circumstances, the court could void the guarantee, subordinate the amounts owing under the guarantee, or take other actions detrimental to the holders of the 5.250% Senior Notes, 4.500% Senior Notes and 4.000% Senior Notes.
As a general matter, value is given for a transfer or an obligation if, in exchange for the transfer or obligation, property is transferred or a valid antecedent debt is satisfied. A court would likely find that a Guarantor did not receive reasonably equivalent value or fair consideration for its guarantee to the extent such Guarantor did not obtain a reasonably equivalent benefit from the issuance of the 5.250% Senior Notes, 4.500% Senior Notes and 4.000% Senior Notes.
The measure of insolvency varies depending upon the law of the jurisdiction that is being applied. Regardless of the measure being applied, a court could determine that a Guarantor was insolvent on the date the guarantee was issued, so that payments to the holders of the 5.250% Senior Notes, 4.500% Senior Notes and 4.000% Senior Notes would constitute a preference, fraudulent transfer or conveyances on other grounds. If a guarantee is voided as a fraudulent conveyance or is found to be unenforceable for any other reason, the holders of the 5.250% Senior Notes, 4.500% Senior Notes and 4.000% Senior Notes will not have a claim against the Guarantor.
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

Contents	THE SCOTTS MIRACLE-GRO COMPANY
(Dollars in millions, except per share data)

	April 3, 2021	September 30, 2020
Current assets	$2,326.4	$1,087.1
Noncurrent assets (a)	2,075.0	1,871.5
Current liabilities	1,244.9	881.2
Noncurrent liabilities	2,559.0	1,697.0

(a)Includes amounts due from Non-Guarantor subsidiaries of $47.8 and $24.8, respectively.

	Six Months Ended	Year Ended
	April 3, 2021	September 30, 2020
Net sales	$2,397.6	$3,773.8
Gross profit	809.9	1,281.4
Income from continuing operations (a)	331.8	364.0
Net income	331.8	364.1
Net income attributable to controlling interest	330.9	362.9

(a)Includes intercompany (income) expense from Non-Guarantor subsidiaries of $(10.3) and $6.3, respectively.
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
Contractual Obligations
Other than as disclosed in this Quarterly Report on Form 10-Q, there have been no material changes outside of the ordinary course of business in our outstanding contractual obligations since the end of fiscal 2020 and through April 3, 2021.
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

Contents
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
With the participation of the principal executive officer and principal financial officer of the Registrant, the Registrant’s management has evaluated the effectiveness of the Registrant’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the fiscal quarter covered by this Quarterly Report on Form 10-Q. Based upon that evaluation, the Registrant’s principal executive officer and principal financial officer have concluded that the Registrant’s disclosure controls and procedures were effective as of April 3, 2021.
Changes in Internal Control Over Financial Reporting
In addition, there were no changes in the Registrant’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during the Registrant’s fiscal quarter ended April 3, 2021 that have materially affected, or are reasonably likely to materially affect, the Registrant’s internal control over financial reporting.

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
ITEM 1A. RISK FACTORS
The Company’s risk factors, as of April 3, 2021, have not materially changed from those described in Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended September 30, 2020 filed on November 24, 2020.
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

Contents
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
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The payment of future dividends, if any, on the Common Shares will be determined by the Board of Directors in light of conditions then existing, including the Company’s earnings, financial condition and capital requirements, restrictions in financing agreements, business conditions and other factors. The Fifth A&R Credit Agreement allows the Company to make unlimited restricted payments (as defined in the Fifth A&R Credit Agreement), including dividend payments and Common Share repurchases, as long as the leverage ratio resulting from the making of such restricted payments is 4.00 or less. Otherwise the Company may make further restricted payments in an aggregate amount for each fiscal year not to exceed $225.0 million. The Company’s leverage ratio was 2.11 at April 3, 2021.

(a) Issuer Purchases of Equity Securities
The following table shows the purchases of Common Shares made by or on behalf of Scotts Miracle-Gro or any “affiliated purchaser” (as defined in Rule 10b-18(a)(3) under the Securities Exchange Act of 1934, as amended) of Scotts Miracle-Gro for each of the three fiscal months in the quarter ended April 3, 2021:

Period	Total Number of Common Shares Purchased(1)	Average Price Paid per Common Share(2)	Total Number of Common Shares Purchased as Part of Publicly Announced Plans or Programs(3)	Approximate Dollar Value of Common Shares That May Yet be Purchased Under the Plans or Programs(3)
January 3, 2021 through January 30, 2021	470	$229.73	—	$711,954,191
January 31, 2021 through February 27, 2021	27,699	$231.34	27,189	$705,655,504
February 28, 2021 through April 3, 2021	30,756	$218.57	28,552	$699,452,657
Total	58,925	$224.66	55,741

(1)All of the Common Shares purchased during the second fiscal quarter of 2021 were purchased in open market transactions. The total number of Common Shares purchased during this quarter includes 3,183 Common Shares purchased by the trustee of the rabbi trust established by the Company as permitted pursuant to the terms of The Scotts Company LLC Executive Retirement Plan (the “ERP”).

(2)The average price paid per Common Share is calculated on a settlement basis and includes commissions.

(3)On February 6, 2020, Scotts Miracle-Gro announced that its Board of Directors authorized the repurchase of up to $750.0 million of Common Shares from April 30, 2020 through March 25, 2023.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4. MINE SAFETY DISCLOSURES
Not Applicable.
ITEM 5. OTHER INFORMATION
Not Applicable.

Contents
ITEM 6. EXHIBITS
See Index to Exhibits at page 46 for a list of the exhibits included herewith.

Contents
THE SCOTTS MIRACLE-GRO COMPANY
QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED APRIL 3, 2021

INDEX TO EXHIBITS

Incorporated by Reference
Exhibit No.	Description	Form	Exhibit	Filing Date	Filed Herewith
4.1(a)	Indenture, dated as of March 17, 2021, by and among The Scotts Miracle-Gro Company, the Guarantors (as defined therein) and U.S. Bank National Association, as trustee	8-K	4.1	March 17, 2021
4.1(b)	Form of 4.000% Senior Notes due 2031 (included in Exhibit 4.1)	8-K	4.2	March 17, 2021
4.1(c)	Registration Rights Agreement, dated as of March 17, 2021, by and among The Scotts Miracle-Gro Company, the guarantors named therein and J.P. Morgan Securities LLC, as representative of the several initial purchasers named therein	8-K	4.3	March 17, 2021
4.2
Third Supplemental Indenture, dated March 29, 2021, by and among The Scotts Miracle-Gro Company, the Guarantors (as defined therein) and U.S. Bank National Association, as trustee, with respect to the 5.250% Senior Notes
X
4.3
Second Supplemental Indenture, dated March 29, 2021, by and among The Scotts Miracle-Gro Company, the Guarantors (as defined therein) and U.S. Bank National Association, as trustee, with respect to the 4.500% Senior Notes
X
10.1	Separation Agreement and Release of All Claims, effective as of January 22, 2021, by and between The Scotts Company LLC and Thomas Randal Coleman	8-K	10.1	January 28, 2021
10.2	Purchase Agreement, dated as of March 11, 2021, by and among The Scotts Miracle-Gro Company, the guarantors named therein and J.P. Morgan Securities LLC, as representative of the several initial purchasers named therein	8-K	10.1	March 17, 2021
10.3	Consulting Agreement, dated February 15, 2021, between The Scotts Company LLC and Hanft Ideas				X
21	Subsidiaries of The Scotts Miracle-Gro Company				X
22	Guarantor Subsidiaries				X
31.1	Rule 13a-14(a)/15d-14(a) Certifications (Principal Executive Officer)				X
31.2	Rule 13a-14(a)/15d-14(a) Certifications (Principal Financial Officer)				X
32	Section 1350 Certifications (Principal Executive Officer and Principal Financial Officer)				X
101.SCH	XBRL Taxonomy Extension Schema				X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase				X
101.DEF	XBRL Taxonomy Extension Definition Linkbase				X
101.LAB	XBRL Taxonomy Extension Label Linkbase				X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase				X
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)				X

Contents
SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

THE SCOTTS MIRACLE-GRO COMPANY

Date: May 12, 2021	/s/ CORY J. MILLER
Printed Name: Cory J. Miller
Title: Senior Vice President and Interim Chief Financial Officer