Form 10-Q
period 2021-07-03
SCOTTS MIRACLE-GRO CO
filed 2021-08-11
CIK 825542

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_________________________________________
FORM 10-Q
_________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended July 3, 2021
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
As of August 6, 2021, there were 55,801,258 Common Shares outstanding.

Table of Contents

Table of Contents
PART I—FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

THE SCOTTS MIRACLE-GRO COMPANY
Condensed Consolidated Statements of Operations
(In millions, except per share data)
(Unaudited)

	Three Months Ended		Nine Months Ended
	July 3, 2021	June 27, 2020	July 3, 2021	June 27, 2020
Net sales	$1,609.7	$1,492.7	$4,187.2	$3,241.3
Cost of sales	1,114.3	954.3	2,822.2	2,094.9
Cost of sales—impairment, restructuring and other	0.8	11.7	22.2	15.3
Gross profit	494.6	526.7	1,342.8	1,131.1
Operating expenses:
Selling, general and administrative	194.1	237.7	582.3	553.1
Impairment, restructuring and other	0.5	4.2	3.7	2.0
Other (income) expense, net	(2.1)	0.3	(3.4)	0.4
Income from operations	302.1	284.5	760.2	575.6
Equity in income of unconsolidated affiliates	(21.5)	—	(20.0)	—
Costs related to refinancing	—	—	—	15.1
Interest expense	21.9	20.3	57.3	63.0
Other non-operating income, net	(1.2)	(1.9)	(17.3)	(7.3)
Income from continuing operations before income taxes	302.9	266.1	740.2	504.8
Income tax expense from continuing operations	73.1	61.8	174.2	122.0
Income from continuing operations	229.8	204.3	566.0	382.8
Income (loss) from discontinued operations, net of tax	(3.9)	(1.0)	(4.7)	1.6
Net income	$225.9	$203.3	$561.3	$384.4
Net income attributable to noncontrolling interest	—	(0.5)	(0.9)	(0.9)
Net income attributable to controlling interest	$225.9	$202.8	$560.4	$383.5

Basic income (loss) per common share:
Income from continuing operations	$4.12	$3.67	$10.15	$6.86
Income (loss) from discontinued operations	(0.07)	(0.02)	(0.09)	0.03
Basic net income per common share	$4.05	$3.65	$10.06	$6.89
Weighted-average common shares outstanding during the period	55.8	55.6	55.7	55.7

Diluted income (loss) per common share:
Income from continuing operations	$4.00	$3.57	$9.90	$6.74
Income (loss) from discontinued operations	(0.06)	(0.02)	(0.09)	0.02
Diluted net income per common share	$3.94	$3.55	$9.81	$6.76
Weighted-average common shares outstanding during the period plus dilutive potential common shares	57.4	57.1	57.1	56.7
See Notes to Condensed Consolidated Financial Statements.

Contents
THE SCOTTS MIRACLE-GRO COMPANY
Condensed Consolidated Statements of Comprehensive Income (Loss)
(In millions)
(Unaudited)

	Three Months Ended		Nine Months Ended
	July 3, 2021	June 27, 2020	July 3, 2021	June 27, 2020
Net income	$225.9	$203.3	$561.3	$384.4
Other comprehensive income (loss):
Net foreign currency translation adjustment	2.4	5.3	10.5	—
Net unrealized gain (loss) on derivative instruments, net of tax	1.6	(3.0)	11.5	(15.5)
Reclassification of net unrealized losses on derivative instruments to net income, net of tax	0.5	3.1	4.4	5.8
Pension and other post-retirement benefit adjustments, net of tax	(0.4)	0.3	(1.2)	1.4
Total other comprehensive income (loss)	4.1	5.7	25.2	(8.3)
Comprehensive income	230.0	209.0	586.5	376.1
Comprehensive income attributable to noncontrolling interest	—	(0.5)	(0.9)	(0.9)
Comprehensive income attributable to controlling interest	$230.0	$208.5	$585.6	$375.2
See Notes to Condensed Consolidated Financial Statements.

Contents
THE SCOTTS MIRACLE-GRO COMPANY
Condensed Consolidated Statements of Cash Flows
(In millions)
(Unaudited)

	Nine Months Ended
	July 3, 2021	June 27, 2020
OPERATING ACTIVITIES
Net income	$561.3	$384.4
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Costs related to refinancing	—	15.1
Share-based compensation expense	34.0	41.8
Depreciation	47.0	45.4
Amortization	23.0	23.6
Equity in income of unconsolidated affiliates	(20.0)	—
Other, net	(3.8)	(5.0)
Changes in assets and liabilities, net of acquired businesses:
Accounts receivable	(558.1)	(840.0)
Inventories	(337.2)	46.1
Prepaid and other assets	(62.5)	(28.5)
Accounts payable	87.9	115.3
Other current liabilities	24.7	262.1
Other non-current items	(2.3)	(12.3)
Other, net	(1.1)	(5.5)
Net cash provided by (used in) operating activities	(207.1)	42.5

INVESTING ACTIVITIES
Proceeds from sale of long-lived assets	0.1	0.2
Investments in property, plant and equipment	(77.9)	(41.7)
Investments in loans receivable	—	(2.5)
Proceeds from sale of brand extension assets	—	115.5
Investments in unconsolidated affiliates	(102.3)	—
Payment for acquisitions, net of cash acquired	(21.8)	—
Other investing, net	(10.0)	2.9
Net cash provided by (used in) investing activities	(211.9)	74.4

FINANCING ACTIVITIES
Borrowings under revolving and bank lines of credit and term loans	1,231.9	1,134.3
Repayments under revolving and bank lines of credit and term loans	(1,064.9)	(1,118.6)
Proceeds from issuance of 4.000% Senior Notes	500.0	—
Proceeds from issuance of 4.500% Senior Notes	—	450.0
Repayment of 6.000% Senior Notes	—	(400.0)
Financing and issuance fees	(7.2)	(18.7)
Dividends paid	(106.1)	(97.8)
Purchase of Common Shares	(91.0)	(53.1)
Payments on seller notes	—	(0.5)
Cash received from exercise of stock options	14.3	17.0
Acquisition of noncontrolling interests	(17.4)	—
Net cash provided by (used in) financing activities	459.6	(87.4)
Effect of exchange rate changes on cash	1.1	—
Net increase in cash and cash equivalents	41.7	29.5
Cash and cash equivalents at beginning of period	16.6	18.8
Cash and cash equivalents at end of period	$58.3	$48.3
See Notes to Condensed Consolidated Financial Statements.

Contents
THE SCOTTS MIRACLE-GRO COMPANY
Condensed Consolidated Balance Sheets
(In millions, except per share data)
(Unaudited)

	July 3, 2021	June 27, 2020	September 30, 2020
ASSETS
Current assets:
Cash and cash equivalents	$58.3	$48.3	$16.6
Accounts receivable, less allowances of $10.9, $13.3 and $7.5, respectively	1,058.0	970.1	474.8
Accounts receivable pledged	—	177.8	22.3
Inventories	962.8	493.1	621.9
Prepaid and other current assets	146.9	89.5	81.0
Total current assets	2,226.0	1,778.8	1,216.6
Investment in unconsolidated affiliates	224.5	—	—
Property, plant and equipment, net of accumulated depreciation of $727.0, $671.1 and $682.1, respectively	582.6	533.2	560.0
Goodwill	547.1	540.0	544.1
Intangible assets, net	677.8	685.3	679.2
Other assets	363.1	339.5	380.6
Total assets	$4,621.1	$3,876.8	$3,380.5

LIABILITIES AND EQUITY
Current liabilities:
Current portion of debt	$53.7	$206.4	$66.4
Accounts payable	467.9	310.5	391.0
Other current liabilities	515.2	589.8	493.0
Total current liabilities	1,036.8	1,106.7	950.4
Long-term debt	2,132.0	1,516.0	1,455.1
Other liabilities	329.9	250.2	272.1
Total liabilities	3,498.7	2,872.9	2,677.6
Commitments and contingencies (Note 11)
Equity:
Common shares and capital in excess of $0.01 stated value per share; shares outstanding of 55.8, 55.8 and 55.8, respectively	471.4	465.8	482.5
Retained earnings	1,691.0	1,557.0	1,235.6
Treasury shares, at cost; 12.4, 12.4 and 12.4 shares, respectively	(966.1)	(922.1)	(921.8)
Accumulated other comprehensive loss	(73.9)	(102.2)	(99.1)
Total equity—controlling interest	1,122.4	998.5	697.2
Noncontrolling interest	—	5.4	5.7
Total equity	1,122.4	1,003.9	702.9
Total liabilities and equity	$4,621.1	$3,876.8	$3,380.5
See Notes to Condensed Consolidated Financial Statements.

Contents	THE SCOTTS MIRACLE-GRO COMPANY
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
The Company follows a 13-week quarterly accounting cycle pursuant to which the first three fiscal quarters end on a Saturday and the fiscal year always ends on September 30. This fiscal calendar convention requires the Company to cycle forward the first three fiscal quarter ends every six years. Fiscal 2021 is impacted by this process and, as a result, the first quarter of fiscal 2021 had five additional days and the fourth quarter of fiscal 2021 will have six fewer days compared to the respective quarters of fiscal 2020. In addition, the third quarter of fiscal 2021 began six days later than the third quarter of fiscal 2020 and those six days fell within the Company’s peak selling season. The Company’s third quarter of fiscal 2021 ended on July 3, 2021 while the Company’s third quarter of fiscal 2020 ended on June 27, 2020.
Organization and Basis of Presentation
The Company’s unaudited condensed consolidated financial statements for the three and nine months ended July 3, 2021 and June 27, 2020 are presented in accordance with accounting principles generally accepted in the United States of America (“GAAP”). The condensed consolidated financial statements include the accounts of Scotts Miracle-Gro and its subsidiaries. All intercompany transactions and accounts have been eliminated in consolidation. The Company’s consolidation criteria are based on majority ownership (as evidenced by a majority voting interest in the entity) and an objective evaluation and determination of effective management control. On February 26, 2021, the Company acquired the remaining outstanding shares of AeroGrow International, Inc. (“AeroGrow”). Prior to this date, the equity owned by other shareholders was shown as noncontrolling interest in the Condensed Consolidated Balance Sheets, and the other shareholders’ portion of net earnings and other comprehensive income was shown as net (income) loss or comprehensive (income) loss attributable to noncontrolling interest in the Condensed Consolidated Statements of Operations and Condensed Consolidated Statements of Comprehensive Income (Loss), respectively. The results of businesses acquired or disposed of are included in the condensed consolidated financial statements from the date of each acquisition or up to the date of disposal, respectively. In the opinion of management, interim results reflect all normal and recurring adjustments and are not necessarily indicative of results for a full year.
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
Long-Lived Assets
The Company had non-cash investing activities of $13.8 and $3.2 during the nine months ended July 3, 2021 and June 27, 2020, respectively, representing unpaid liabilities to acquire property, plant and equipment.
Statements of Cash Flows
Supplemental cash flow information was as follows:

	Nine Months Ended
	July 3, 2021	June 27, 2020
Interest paid	$56.6	$68.2
Income tax payments	165.9	16.6

Contents	THE SCOTTS MIRACLE-GRO COMPANY
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
NOTE 2. DISCONTINUED OPERATIONS
International Business
Prior to August 31, 2017, the Company operated consumer lawn and garden businesses located in Australia, Austria, Belgium, Luxembourg, Czech Republic, France, Germany, Poland and the United Kingdom (the “International Business”). On August 31, 2017, the Company completed the sale of the International Business. As a result, effective in its fourth quarter of fiscal 2017, the Company classified its results of operations for all periods presented to reflect the International Business as a discontinued operation. The sale proceeds were net of seller financing provided by the Company in the form of a $29.7 loan for seven years bearing interest at 5% for the first three years, with annual 2.5% increases thereafter. The seller financing loan receivable is recorded in the “Other assets” line in the Condensed Consolidated Balance Sheets as of July 3, 2021. The transaction also included contingent consideration with a maximum payout of $23.8 and an initial fair value of $18.2, the payment of which depended on the achievement of certain performance criteria by the International Business following the closing of the transaction through fiscal 2020. During the three months ended July 3, 2021, the Company agreed to accept a contingent consideration payout of $6.0, which will be paid to the Company prior to March 31, 2022. This amount is recorded in the “Prepaid and other current assets” line in the Condensed Consolidated Balance Sheets as of July 3, 2021. The Company recorded a pre-tax charge of $12.2 in the “Income (loss) from discontinued operations, net of tax” line in the Condensed Consolidated Statements of Operations during the three months ended July 3, 2021 to write down the contingent consideration receivable to the agreed upon payout amount.
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
On July 29, 2021, the Company’s Hawthorne segment entered into an agreement to acquire substantially all of the assets of Hydro-Logic Purification Systems, Inc., a leading provider of products, accessories and systems for water filtration and purification, for $65.0. The transaction, which is subject to customary closing conditions, is expected to close during the fourth quarter of fiscal 2021.
On August 9, 2021, the Company entered into an agreement to make its initial investment under its strategic minority non-equity investment initiative in the form of a $150.0 six-year convertible note issued to the Company by Toronto-based RIV Capital Inc. (TSX: RIV) (OTC: CNPOF), a cannabis investment and acquisition firm currently listed on the Toronto Stock Exchange. The note accrues interest at 2 percent annually for the first two years and provides additional follow-on investment rights. The conversion feature, which is based upon the RIV Capital closing stock price on August 9, 2021, would provide the Company with approximately 42 percent ownership of RIV Capital if it were to be converted. The transaction is expected to close in the fourth quarter of fiscal 2021. The Company will also have the right to nominate up to three members for election to RIV Capital’s Board of Directors, which will be increased to seven members. The Company will not have an active day-to-day role in RIV Capital nor any of the companies in which it invests. RIV Capital has agreed to use the funds for general corporate and other lawful purposes, which could include acquisitions, and has agreed that the funds will not be used in connection with or for any cannabis or cannabis-related operations in the U.S. unless and until such operations comply with all applicable U.S. federal laws.

Contents	THE SCOTTS MIRACLE-GRO COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — (Continued)
(Dollars in millions, except per share data)
NOTE 4. IMPAIRMENT, RESTRUCTURING AND OTHER
Activity described herein is classified within the “Cost of sales—impairment, restructuring and other,” “Impairment, restructuring and other” and “Income (loss) from discontinued operations, net of tax” lines in the Condensed Consolidated Statements of Operations. The following table details impairment, restructuring and other charges (recoveries) for each of the periods presented:

	Three Months Ended		Nine Months Ended
	July 3, 2021	June 27, 2020	July 3, 2021	June 27, 2020
Cost of sales—impairment, restructuring and other:
COVID-19 related costs	$1.5	$12.2	$22.5	$15.3
Restructuring and other charges (recoveries), net	(0.7)	(0.5)	(0.3)	—
Operating expenses:
COVID-19 related costs	0.4	4.3	3.6	5.0
Restructuring and other charges (recoveries), net	0.1	(0.1)	0.1	(3.0)
Impairment, restructuring and other charges from continuing operations	1.3	15.9	25.9	17.3
Restructuring and other charges (recoveries), net, from discontinued operations	—	—	—	(3.1)
Total impairment, restructuring and other charges (recoveries)	$1.3	$15.9	$25.9	$14.2
The following table summarizes the activity related to liabilities associated with restructuring and other during the nine months ended July 3, 2021:

Amounts accrued for restructuring and other at September 30, 2020	$3.9
Restructuring and other charges from continuing operations	25.9
Payments and other	(27.8)
Amounts accrued for restructuring and other at July 3, 2021	$2.0
Included in restructuring accruals, as of July 3, 2021, is $1.1 that is classified as long-term. Payments against the long-term accruals will be incurred as the employees covered by the restructuring plan retire or through the passage of time. The remaining amounts accrued will continue to be paid out over the course of the next twelve months.
COVID-19
The COVID-19 pandemic has had, and continues to have, an impact on financial markets, economic conditions, and portions of the Company’s business and industry. The Company has actively addressed the pandemic’s ongoing impact on its employees, operations, customers, consumers, and communities, by, among other things, implementing contingency plans, making operational adjustments where necessary, and providing assistance to organizations that support front-line workers. Many of the Company’s employees continue to work from home. In those instances where the Company’s employees cannot perform their work at home, the Company has implemented additional health and safety measures and social distancing protocols, consistent with government recommendations and/or requirements, to help to ensure their safety. In addition, the Company implemented an interim premium pay allowance for certain associates in its field sales force and its manufacturing or distribution centers. During the three and nine months ended July 3, 2021, the Company incurred costs of $1.9 and $26.1, respectively, associated with the COVID-19 pandemic primarily related to premium pay. The Company incurred costs of $0.8 and $19.8 in its U.S. Consumer segment, $0.5 and $2.4 in its Hawthorne segment and $0.2 and $0.3 in its Other segment in the “Cost of sales—impairment, restructuring and other” line in the Condensed Consolidated Statements of Operations during the three and nine months ended July 3, 2021, respectively. The Company incurred costs of $0.3 and $3.5 in its U.S. Consumer segment and $0.1 in its Other segment in the “Impairment, restructuring and other” line in the Condensed Consolidated Statements of Operations during the three and nine months ended July 3, 2021, respectively. Since the inception of the COVID-19 pandemic, total costs classified within the “Cost of sales—impairment, restructuring and other” and the “Impairment, restructuring and other” lines in the Condensed Consolidated Statements of Operations are $39.5 for the U.S. Consumer segment, $5.0 for the Hawthorne segment and $1.0 for the Other segment.
During the three and nine months ended June 27, 2020, the Company incurred costs of $16.5 and $20.3, respectively, associated with the COVID-19 pandemic primarily related to premium pay. The Company incurred costs of $9.6 and $12.2 in its U.S. Consumer segment, $2.0 and $2.5 in its Hawthorne segment and $0.6 in its Other segment in the “Cost of sales—

Contents	THE SCOTTS MIRACLE-GRO COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — (Continued)
(Dollars in millions, except per share data)
impairment, restructuring and other” line in the Condensed Consolidated Statements of Operations during the three and nine months ended June 27, 2020, respectively. The Company incurred costs of $4.2 and $4.9 in its U.S. Consumer segment and $0.1 in its Other segment in the “Impairment, restructuring and other” line in the Condensed Consolidated Statements of Operations during the three and nine months ended June 27, 2020, respectively.
Project Catalyst
In connection with the acquisition of Sunlight Supply during the third quarter of fiscal 2018, the Company announced the launch of an initiative called Project Catalyst, which is a company-wide restructuring effort to reduce operating costs throughout the U.S. Consumer, Hawthorne and Other segments and drive synergies from acquisitions within the Hawthorne segment. Costs incurred during the three and nine months ended July 3, 2021 and June 27, 2020 related to Project Catalyst were not material. Costs incurred to date since the inception of Project Catalyst are $24.5 for the Hawthorne segment, $13.9 for the U.S. Consumer segment, $1.3 for the Other segment and $2.8 for Corporate. Additionally, during the three and nine months ended June 27, 2020, the Company received zero and $2.6, respectively, from the final settlement of escrow funds related to a previous acquisition within the Hawthorne segment that was recognized in the “Impairment, restructuring and other” line in the Condensed Consolidated Statements of Operations.
NOTE 5. INVENTORIES
Inventories consisted of the following for each of the periods presented:

	July 3, 2021	June 27, 2020	September 30, 2020
Finished goods	$665.8	$307.6	$390.3
Raw materials	220.1	126.7	164.8
Work-in-process	76.9	58.8	66.8
Total inventories	$962.8	$493.1	$621.9
Adjustments to reflect inventories at net realizable values were $21.3 at July 3, 2021, $13.9 at June 27, 2020 and $31.3 at September 30, 2020.
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
The elements of the net commission and reimbursements earned under the Restated Marketing Agreement and included in the “Net sales” line in the Condensed Consolidated Statements of Operations are as follows:

	Three Months Ended		Nine Months Ended
	July 3, 2021	June 27, 2020	July 3, 2021	June 27, 2020
Gross commission	$34.7	$28.1	$84.9	$70.2
Contribution expenses	(4.5)	(4.5)	(13.5)	(13.5)
Net commission	30.2	23.6	71.4	56.7
Reimbursements associated with Roundup® marketing agreement	17.7	16.4	58.4	46.7
Total net sales associated with Roundup® marketing agreement	$47.9	$40.0	$129.8	$103.4
NOTE 7. DEBT
The components of debt are as follows:

	July 3, 2021	June 27, 2020	September 30, 2020
Credit Facilities:
Revolving loans	$278.8	$106.2	$64.0
Term loans	680.0	730.0	710.0
Senior Notes – 4.000%	500.0	—	—
Senior Notes – 4.500%	450.0	450.0	450.0
Senior Notes – 5.250%	250.0	250.0	250.0
Receivables facility	—	160.0	20.0
Finance lease obligations	34.5	34.7	36.1
Other	7.9	1.6	1.1
Total debt	2,201.2	1,732.5	1,531.2
Less current portions	53.7	206.4	66.4
Less unamortized debt issuance costs	15.5	10.1	9.7
Long-term debt	$2,132.0	$1,516.0	$1,455.1
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
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — (Continued)
(Dollars in millions, except per share data)
At July 3, 2021, the Company had letters of credit outstanding in the aggregate principal amount of $19.8 and had $1,201.4 of borrowing availability under the Fifth A&R Credit Agreement. The weighted average interest rates on average borrowings under the Fifth A&R Credit Agreement were 1.8% and 3.4% for the nine months ended July 3, 2021 and June 27, 2020, respectively.
The Fifth A&R Credit Agreement contains, among other obligations, an affirmative covenant regarding the Company’s leverage ratio on the last day of each quarter calculated as average total indebtedness, divided by the Company’s earnings before interest, taxes, depreciation and amortization (“EBITDA”), as adjusted pursuant to the terms of the Fifth A&R Credit Agreement (“Adjusted EBITDA”). The maximum leverage ratio is 4.50. The Company’s leverage ratio was 2.19 at July 3, 2021. The Fifth A&R Credit Agreement also contains an affirmative covenant regarding the Company’s interest coverage ratio determined as of the end of each of its fiscal quarters. The interest coverage ratio is calculated as Adjusted EBITDA divided by interest expense, as described in the Fifth A&R Credit Agreement, and excludes costs related to refinancings. The minimum interest coverage ratio was 3.00 for the twelve months ended July 3, 2021. The Company’s interest coverage ratio was 13.53 for the twelve months ended July 3, 2021.
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
On August 10, 2021, Scotts Miracle-Gro entered into a purchase agreement, pursuant to which it has agreed to issue and sell $400.0 aggregate principal amount of 4.375% senior notes due 2032 (the “4.375% Senior Notes”) in a private placement exempt from the registration requirements under the Securities Act of 1933, as amended. The Company intends to use the net proceeds from the offering to reduce borrowings under the Fifth A&R Credit Facilities and for other general corporate purposes (including acquisitions and other strategic opportunities). The 4.375% Senior Notes will represent general unsecured senior obligations and rank equal in right of payment with the Company’s existing and future unsecured senior debt. All of Scotts Miracle-Gro’s domestic subsidiaries that serve as guarantors of the 5.250% Senior Notes will also serve as guarantors of the

Contents	THE SCOTTS MIRACLE-GRO COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — (Continued)
(Dollars in millions, except per share data)
4.375% Senior Notes. The issuance and sale of the 4.375% Senior Notes is expected to close on August 13, 2021, subject to customary closing conditions.
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
The Company accounts for the sale of receivables under the Receivables Facility as short-term debt and continues to carry the receivables on its Condensed Consolidated Balance Sheets, primarily as a result of the Company’s requirement to repurchase receivables sold. As of July 3, 2021 and June 27, 2020, there were zero and $160.0, respectively, in borrowings on receivables pledged as collateral under the Receivables Facility, and the carrying value of the receivables pledged as collateral was zero and $177.8, respectively.
Interest Rate Swap Agreements
The Company has outstanding interest rate swap agreements with major financial institutions that effectively convert a portion of the Company’s variable-rate debt to a fixed rate. Interest payments made between the effective date and expiration date are hedged by the swap agreements. Swap agreements that were hedging interest payments as of July 3, 2021, June 27, 2020 and September 30, 2020 had a maximum total U.S. dollar equivalent notional amount of $700.0, $600.0 and $600.0, respectively. The notional amount, effective date, expiration date and rate of each of the swap agreements outstanding at July 3, 2021 are shown in the table below:

Notional Amount		Effective Date (a)	Expiration Date	Fixed Rate
$100		11/7/2018	7/7/2021	2.96%
200		11/7/2018	10/7/2021	2.98%
100		12/21/2020	6/20/2023	1.36%
300	(b)	1/7/2021	6/7/2023	1.34%
200		10/7/2021	6/7/2023	1.37%
200	(b)	1/20/2022	6/20/2024	0.58%
200		6/7/2023	6/8/2026	0.85%
(a)The effective date refers to the date on which interest payments are first hedged by the applicable swap agreement.
(b)Notional amount adjusts in accordance with a specified seasonal schedule. This represents the maximum notional amount at any point in time.
Weighted Average Interest Rate
The weighted average interest rates on the Company’s debt were 3.6% and 4.2% for the nine months ended July 3, 2021 and June 27, 2020, respectively.

Contents	THE SCOTTS MIRACLE-GRO COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — (Continued)
(Dollars in millions, except per share data)
NOTE 8. EQUITY
The following tables provide a summary of the changes in total equity, equity attributable to controlling interest, and equity attributable to noncontrolling interests for each of the periods indicated:

	Common Shares and Capital in Excess of Stated Value	Retained Earnings	Treasury Shares	Accumulated Other Comprehensive Loss	Total Equity - Controlling Interest	Noncontrolling Interest	Total Equity
Balance at September 30, 2020	$482.5	$1,235.6	$(921.8)	$(99.1)	$697.2	$5.7	$702.9
Net income (loss)	—	24.4	—	—	24.4	0.8	25.2
Other comprehensive income (loss)	—	—	—	15.6	15.6	—	15.6
Share-based compensation	8.2	—	—	—	8.2	—	8.2
Dividends declared ($0.62 per share)	—	(35.7)	—	—	(35.7)	—	(35.7)
Treasury share purchases	—	—	(38.4)	—	(38.4)	—	(38.4)
Treasury share issuances	(0.1)	—	1.3	—	1.2	—	1.2
Balance at January 2, 2021	$490.5	$1,224.4	$(958.8)	$(83.5)	$672.6	$6.4	$679.0
Net income (loss)	—	310.0	—	—	310.0	0.2	310.2
Other comprehensive income (loss)	—	—	—	5.5	5.5	—	5.5
Share-based compensation	17.7	—	—	—	17.7	—	17.7
Dividends declared ($0.62 per share)	—	(34.2)	—	—	(34.2)	—	(34.2)
Treasury share purchases	—	—	(23.8)	—	(23.8)	—	(23.8)
Treasury share issuances	(21.7)	—	28.3	—	6.6	—	6.6
Acquisition of noncontrolling interests	(13.4)	—	—	—	(13.4)	(6.7)	(20.1)
Balance at April 3, 2021	$473.0	$1,500.2	$(954.3)	$(78.0)	$940.9	$—	$940.9
Net income (loss)	—	225.9	—	—	225.9	—	225.9
Other comprehensive income (loss)	—	—	—	4.1	4.1	—	4.1
Share-based compensation	8.1	—	—	—	8.1	—	8.1
Dividends declared ( $0.62 per share)	—	(35.1)	—	—	(35.1)	—	(35.1)
Treasury share purchases	—	—	(28.8)	—	(28.8)	—	(28.8)
Treasury share issuances	(9.7)	—	17.0	—	7.3	—	7.3
Balance at July 3, 2021	$471.4	$1,691.0	$(966.1)	$(73.9)	$1,122.4	$—	$1,122.4
The sum of the components may not equal due to rounding.

Contents	THE SCOTTS MIRACLE-GRO COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — (Continued)
(Dollars in millions, except per share data)

	Common Shares and Capital in Excess of Stated Value	Retained Earnings	Treasury Shares	Accumulated Other Comprehensive Loss	Total Equity - Controlling Interest	Noncontrolling Interest	Total Equity
Balance at September 30, 2019	$442.2	$1,274.7	$(904.3)	$(93.9)	$718.7	$4.5	$723.2
Net income (loss)	—	(71.4)	—	—	(71.4)	0.1	(71.3)
Other comprehensive income (loss)	—	—	—	2.9	2.9	—	2.9
Share-based compensation	7.0	—	—	—	7.0	—	7.0
Dividends declared ($0.58 per share)	—	(33.5)	—	—	(33.5)	—	(33.5)
Treasury share issuances	(0.3)	—	1.2	—	0.9	—	0.9
Balance at December 28, 2019	$448.9	$1,169.8	$(903.1)	$(91.0)	$624.6	$4.7	$629.3
Net income (loss)	—	252.2	—	—	252.2	0.2	252.4
Other comprehensive income (loss)	—	—	—	(16.9)	(16.9)	—	(16.9)
Share-based compensation	12.0	—	—	—	12.0	—	12.0
Dividends declared ($0.58 per share)	—	(33.0)	—	—	(33.0)	—	(33.0)
Treasury share purchases	—	—	(52.9)	—	(52.9)	—	(52.9)
Treasury share issuances	(10.5)	—	14.2	—	3.7	—	3.7
Balance at March 28, 2020	$450.5	$1,389.0	$(941.9)	$(107.9)	$789.7	$4.9	$794.6
Net income (loss)	—	202.8	—	—	202.8	0.5	203.3
Other comprehensive income (loss)	—	—	—	5.7	5.7	—	5.7
Share-based compensation	22.8	—	—	—	22.8	—	22.8
Dividends declared ($0.58 per share)	—	(34.9)	—	—	(34.9)	—	(34.9)
Treasury share purchases	—	—	(0.2)	—	(0.2)	—	(0.2)
Treasury share issuances	(7.5)	—	20.0	—	12.5	—	12.5
Balance at June 27, 2020	$465.8	$1,557.0	$(922.1)	$(102.2)	$998.5	$5.4	$1,003.9
The sum of the components may not equal due to rounding.

Contents	THE SCOTTS MIRACLE-GRO COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — (Continued)
(Dollars in millions, except per share data)
Changes in AOCL by component were as follows for each of the periods indicated:

	Three Months Ended
	Foreign Currency Translation Adjustments	Net Unrealized Gain (Loss) On Derivative Instruments	Net Unrealized Gain (Loss) in Pension and Other Post-Retirement Benefits	Accumulated Other Comprehensive Income (Loss)
Balance at April 3, 2021	$1.9	$(1.3)	$(78.6)	$(78.0)
Other comprehensive income (loss) before reclassifications	2.4	2.2	—	4.6
Amounts reclassified from accumulated other comprehensive net income (loss)	—	0.7	(0.5)	0.2
Income tax benefit (expense)	—	(0.8)	0.1	(0.7)
Net current period other comprehensive income (loss)	2.4	2.1	(0.4)	4.1
Balance at July 3, 2021	$4.3	$0.8	$(79.0)	$(73.9)

Balance at March 28, 2020	$(22.7)	$(17.9)	$(67.3)	$(107.9)
Other comprehensive income (loss) before reclassifications	5.3	(4.0)	—	1.3
Amounts reclassified from accumulated other comprehensive net income (loss)	—	4.2	0.4	4.6
Income tax benefit (expense)	—	(0.1)	(0.1)	(0.2)
Net current period other comprehensive income (loss)	5.3	0.1	0.3	5.7
Balance at June 27, 2020	$(17.4)	$(17.8)	$(67.0)	$(102.2)
The sum of the components may not equal due to rounding.

	Nine Months Ended
	Foreign Currency Translation Adjustments	Net Unrealized Gain (Loss) On Derivative Instruments	Net Unrealized Gain (Loss) in Pension and Other Post-Retirement Benefits	Accumulated Other Comprehensive Income (Loss)
Balance at September 30, 2020	$(6.2)	$(15.1)	$(77.8)	$(99.1)
Other comprehensive income (loss) before reclassifications	10.5	15.5	—	26.0
Amounts reclassified from accumulated other comprehensive net income (loss)	—	5.9	(1.6)	4.3
Income tax benefit (expense)	—	(5.5)	0.4	(5.1)
Net current period other comprehensive income (loss)	10.5	15.9	(1.2)	25.2
Balance at July 3, 2021	$4.3	$0.8	$(79.0)	$(73.9)

Balance at September 30, 2019	$(17.4)	$(8.1)	$(68.4)	$(93.9)
Other comprehensive income (loss) before reclassifications	—	(20.9)	—	(20.9)
Amounts reclassified from accumulated other comprehensive net income (loss)	—	7.8	1.9	9.7
Income tax benefit (expense)	—	3.4	(0.5)	2.9
Net current period other comprehensive income (loss)	—	(9.7)	1.4	(8.3)
Balance at June 27, 2020	$(17.4)	$(17.8)	$(67.0)	$(102.2)
The sum of the components may not equal due to rounding.
Dividends
On July 27, 2020, the Scotts Miracle-Gro Board of Directors approved an increase in the Company’s quarterly cash

Contents	THE SCOTTS MIRACLE-GRO COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — (Continued)
(Dollars in millions, except per share data)
dividend from $0.58 to $0.62 per Common Share. In addition, on July 27, 2020, the Scotts Miracle-Gro Board of Directors approved a special cash dividend of $5.00 per Common Share, which was paid on September 10, 2020 to all shareholders of record at the close of business on August 27, 2020. On July 30, 2021, the Scotts Miracle-Gro Board of Directors approved an increase in the Company’s quarterly cash dividend from $0.62 to $0.66 per Common Share, which will be first paid in the fourth quarter of fiscal 2021.
Share Repurchases
On August 11, 2014, Scotts Miracle-Gro announced that its Board of Directors authorized the repurchase of up to $500.0 of Common Shares over a five-year period (effective November 1, 2014 through September 30, 2019). On August 3, 2016, Scotts Miracle-Gro announced that its Board of Directors authorized a $500.0 increase to the share repurchase authorization ending on September 30, 2019. On August 2, 2019, the Scotts Miracle-Gro Board of Directors authorized an extension of the share repurchase authorization through March 28, 2020. The amended authorization allowed for repurchases of Common Shares of up to an aggregate amount of $1,000.0 through March 28, 2020. During fiscal 2020 through March 28, 2020, Scotts Miracle-Gro repurchased 0.4 million Common Shares under this share repurchase authorization for $48.2. From the effective date of this share repurchase authorization in the fourth quarter of fiscal 2014 through March 28, 2020, Scotts Miracle-Gro repurchased approximately 8.7 million Common Shares for $762.8.
On February 6, 2020, Scotts Miracle-Gro announced that its Board of Directors authorized the repurchase of up to $750.0 of Common Shares from April 30, 2020 through March 25, 2023. The authorization provides the Company with flexibility to purchase Common Shares from time to time in open market purchases or through privately negotiated transactions. All or part of the repurchases may be made under Rule 10b5-1 plans, which the Company may enter into from time to time and which enable the repurchases to occur on a more regular basis, or pursuant to accelerated share repurchases. The share repurchase authorization may be suspended or discontinued by the Board of Directors at any time, and there can be no guarantee as to the timing or amount of any repurchases. There were no share repurchases under this share repurchase authorization during fiscal 2020. During the three and nine months ended July 3, 2021, Scotts Miracle-Gro repurchased approximately 0.1 million and 0.4 million Common Shares under this share repurchase authorization for $25.0 and $75.6, respectively. The “Treasury share purchases” lines in the tables above include cash paid to tax authorities to satisfy statutory income tax withholding obligations related to share-based compensation of $3.8 and $15.5 for the three and nine months ended July 3, 2021, respectively, and $0.2 and $4.9 for the three and nine months ended June 27, 2020, respectively.
Share-Based Awards
The following is a summary of the share-based awards granted during each of the periods indicated:

	Nine Months Ended
	July 3, 2021	June 27, 2020
Employees
Options	183,553	—
Restricted stock units	69,758	118,410
Performance units	1,903	37,570
Non-Employee Directors
Restricted and deferred stock units	8,518	16,295
Total share-based awards	263,732	172,275

Aggregate fair value at grant dates	$29.9	$20.9

Contents	THE SCOTTS MIRACLE-GRO COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — (Continued)
(Dollars in millions, except per share data)
Total share-based compensation was as follows for each of the periods indicated:

	Three Months Ended		Nine Months Ended
	July 3, 2021	June 27, 2020	July 3, 2021	June 27, 2020
Share-based compensation	$8.1	$22.8	$34.0	$41.8
Related tax benefit recognized	2.1	5.8	6.0	9.7
Stock Options
Stock option activity during the nine months ended July 3, 2021 was as follows:

	No. of Options	Wtd. Avg. Exercise Price
Awards outstanding at September 30, 2020	619,225	$57.90
Granted	183,553	236.53
Exercised	(234,587)	51.18
Awards outstanding at July 3, 2021	568,191	118.38
Exercisable	384,638	62.00
At July 3, 2021, the total pre-tax compensation cost, net of estimated forfeitures, related to nonvested stock options not yet recognized was $4.0, which is expected to be recognized over a weighted-average period of 2.5 years. The total intrinsic value of stock options exercised was $41.8 for the nine months ended July 3, 2021. Cash received from the exercise of stock options, including amounts received from employee purchases under the employee stock purchase plan, was $14.3 and $17.0 for the nine months ended July 3, 2021 and June 27, 2020, respectively.
NOTE 9. EARNINGS PER COMMON SHARE
The following table presents information necessary to calculate basic and diluted income per Common Share.

	Three Months Ended		Nine Months Ended
	July 3, 2021	June 27, 2020	July 3, 2021	June 27, 2020
Income from continuing operations	$229.8	$204.3	$566.0	$382.8
Net income attributable to noncontrolling interest	—	(0.5)	(0.9)	(0.9)
Income attributable to controlling interest from continuing operations	229.8	203.8	565.1	381.9
Income (loss) from discontinued operations, net of tax	(3.9)	(1.0)	(4.7)	1.6
Net income attributable to controlling interest	$225.9	$202.8	$560.4	$383.5
Basic Income (Loss) Per Common Share:
Weighted-average Common Shares outstanding during the period	55.8	55.6	55.7	55.7
Income from continuing operations	$4.12	$3.67	$10.15	$6.86
Income (loss) from discontinued operations	(0.07)	(0.02)	(0.09)	0.03
Basic net income per common share	$4.05	$3.65	$10.06	$6.89
Diluted Income (Loss) Per Common Share:
Weighted-average Common Shares outstanding during the period	55.8	55.6	55.7	55.7
Dilutive potential Common Shares	1.6	1.5	1.4	1.0
Weighted-average number of Common Shares outstanding and dilutive potential Common Shares	57.4	57.1	57.1	56.7
Income from continuing operations	$4.00	$3.57	$9.90	$6.74
Income (loss) from discontinued operations	(0.06)	(0.02)	(0.09)	0.02
Diluted net income per common share	$3.94	$3.55	$9.81	$6.76
Stock options with exercise prices greater than the average market price of the underlying Common Shares are excluded from the computation of diluted income per Common Share because they are out-of-the-money and the effect of their inclusion would be anti-dilutive. For the three and nine months ended July 3, 2021, the average number of out-of-the-money options was 0.2 million and 0.1 million. There were no out-of-the-money options for the three and nine months ended June 27, 2020.

Contents	THE SCOTTS MIRACLE-GRO COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — (Continued)
(Dollars in millions, except per share data)
NOTE 10. INCOME TAXES
The effective tax rates related to continuing operations for the nine months ended July 3, 2021 and June 27, 2020 were 23.5% and 24.2%, respectively. The effective tax rate used for interim reporting purposes is based on management’s best estimate of factors impacting the effective tax rate for the full fiscal year and includes the impact of discrete items recognized in the quarter. There can be no assurance that the effective tax rate estimated for interim financial reporting purposes will approximate the effective tax rate determined at fiscal year end.
Scotts Miracle-Gro or one of its subsidiaries files income tax returns in the U.S. federal jurisdiction and various state, local and foreign jurisdictions. Subject to the following exceptions, the Company is no longer subject to examination by these tax authorities for fiscal years prior to 2018. There are currently no ongoing audits with respect to the U.S. federal jurisdiction. With respect to the foreign jurisdictions, a German audit covering fiscal years 2014 through 2017 is underway with no known material impact to the financial statements. The Company is currently under examination by certain U.S. state and local tax authorities covering various periods from fiscal years 2012 through 2020. In addition to the aforementioned audits, certain other tax deficiency notices and refund claims for previous years remain unresolved.
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
Regulatory Matters
At July 3, 2021, $3.6 was accrued in the “Other liabilities” line in the Condensed Consolidated Balance Sheets for environmental actions, the majority of which are for site remediation. The Company believes that the amounts accrued are adequate to cover such known environmental exposures based on current facts and estimates of likely outcomes. Although it is reasonably possible that the costs to resolve such known environmental exposures will exceed the amounts accrued, any variation from accrued amounts is not expected to be material.
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
Exchange Rate Risk Management
The Company uses currency forward contracts to manage the exchange rate risk associated with intercompany loans and certain other balances denominated in foreign currencies. Currency forward contracts are valued using observable forward rates in commonly quoted intervals for the full term of the contracts. The notional amount of outstanding currency forward contracts was $162.8, $143.9 and $160.1 at July 3, 2021, June 27, 2020 and September 30, 2020, respectively. Contracts outstanding at July 3, 2021 will mature over the next fiscal quarter.
Interest Rate Risk Management
The Company enters into interest rate swap agreements as a means to hedge its variable interest rate risk on debt instruments. Net amounts to be received or paid under the swap agreements are reflected as adjustments to interest expense. The Company has outstanding interest rate swap agreements with major financial institutions that effectively convert a portion of the Company’s variable-rate debt to a fixed rate. Interest rate swap agreements are valued based on the present value of the estimated future net cash flows using implied rates in the applicable yield curve as of the valuation date. The swap agreements had a maximum total U.S. dollar equivalent notional amount of $700.0, $600.0 and $600.0 at July 3, 2021, June 27, 2020 and September 30, 2020, respectively. Refer to “NOTE 7. DEBT” for the terms of the swap agreements outstanding at July 3, 2021. Included in the AOCL balance at July 3, 2021 was a loss of $4.6 related to interest rate swap agreements that is expected to be reclassified to earnings during the next twelve months, consistent with the timing of the underlying hedged transactions.
Commodity Price Risk Management
The Company enters into hedging arrangements designed to fix the price of a portion of its projected future urea, diesel and resin requirements. Commodity contracts are valued using observable commodity exchange prices in active markets. Included in the AOCL balance at July 3, 2021 was a gain of $4.8 related to commodity hedges that is expected to be reclassified to earnings during the next twelve months, consistent with the timing of the underlying hedged transactions.
The Company had the following outstanding commodity contracts that were entered into to hedge forecasted purchases:

Commodity	July 3, 2021	June 27, 2020	September 30, 2020
Urea	37,500 tons	79,500 tons	76,500 tons
Resin	— pounds	7,100,000 pounds	9,100,000 pounds
Diesel	4,746,000 gallons	5,292,000 gallons	5,838,000 gallons
Heating Oil	1,638,000 gallons	1,764,000 gallons	2,142,000 gallons

Contents	THE SCOTTS MIRACLE-GRO COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — (Continued)
(Dollars in millions, except per share data)
Fair Values of Derivative Instruments
The fair values of the Company’s derivative instruments, which represent Level 2 fair value measurements, were as follows:

		Assets / (Liabilities)
Derivatives Designated as Hedging Instruments	Balance Sheet Location	July 3, 2021	June 27, 2020	September 30, 2020
Interest rate swap agreements	Other assets	$2.8	$—	$—
	Other current liabilities	(6.5)	(11.3)	(10.4)
	Other liabilities	(3.4)	(10.8)	(9.7)
Commodity hedging instruments	Prepaid and other current assets	4.5	—	0.9
	Other current liabilities	—	(1.3)	(0.7)
Total derivatives designated as hedging instruments		$(2.6)	$(23.4)	$(19.9)

Derivatives Not Designated as Hedging Instruments	Balance Sheet Location
Currency forward contracts	Prepaid and other current assets	$1.4	$1.0	$0.5
	Other current liabilities	(0.3)	(1.6)	(1.9)
Commodity hedging instruments	Prepaid and other current assets	1.1	—	—
	Other current liabilities	—	(0.8)	(0.9)
Total derivatives not designated as hedging instruments		2.2	(1.4)	(2.3)
Total derivatives		$(0.4)	$(24.8)	$(22.2)

The effect of derivative instruments on AOCL, net of tax, and the Condensed Consolidated Statements of Operations for each of the periods presented was as follows:

Derivatives in Cash Flow Hedging Relationships	Amount of Gain / (Loss) Recognized in AOCL
	Three Months Ended		Nine Months Ended
	July 3, 2021	June 27, 2020	July 3, 2021	June 27, 2020
Interest rate swap agreements	$(2.0)	$(3.0)	$3.2	$(12.7)
Commodity hedging instruments	3.6	—	8.3	(2.8)
Total	$1.6	$(3.0)	$11.5	$(15.5)

Derivatives in Cash Flow Hedging Relationships	Reclassified from AOCL into Statement of Operations	Amount of Gain / (Loss)
		Three Months Ended		Nine Months Ended
		July 3, 2021	June 27, 2020	July 3, 2021	June 27, 2020
Interest rate swap agreements	Interest expense	$(2.3)	$(2.6)	$(6.4)	$(4.6)
Commodity hedging instruments	Cost of sales	1.8	(0.5)	2.0	(1.2)
Total		$(0.5)	$(3.1)	$(4.4)	$(5.8)

Derivatives Not Designated as Hedging Instruments	Recognized in Statement of Operations	Amount of Gain / (Loss)
		Three Months Ended		Nine Months Ended
		July 3, 2021	June 27, 2020	July 3, 2021	June 27, 2020
Currency forward contracts	Other income / expense, net	$(0.3)	$(0.3)	$(7.4)	$0.8
Commodity hedging instruments	Cost of sales	1.6	(0.3)	3.7	(2.6)
Total		$1.3	$(0.6)	$(3.7)	$(1.8)

Contents	THE SCOTTS MIRACLE-GRO COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — (Continued)
(Dollars in millions, except per share data)
NOTE 13. FAIR VALUE MEASUREMENTS
The following table summarizes the fair value of the Company’s assets and liabilities for which disclosure of fair value is required:

		July 3, 2021		June 27, 2020		September 30, 2020
	Fair Value Hierarchy Level	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Assets:
Cash equivalents	Level 1	$3.2	$3.2	$2.2	$2.2	$2.4	$2.4
Other
Investment securities in non-qualified retirement plan assets	Level 1	46.5	46.5	26.8	26.8	29.8	29.8
Bonnie Option	Level 3	—	—	11.3	11.3	23.3	23.3

Liabilities:
Debt instruments
Credit facilities – revolving loans	Level 2	278.8	278.8	106.2	106.2	64.0	64.0
Credit facilities – term loans	Level 2	680.0	680.0	730.0	730.0	710.0	710.0
Senior Notes – 4.000%	Level 2	500.0	498.8	—	—	—	—
Senior Notes – 4.500%	Level 2	450.0	468.0	450.0	462.9	450.0	476.4
Senior Notes – 5.250%	Level 2	250.0	260.6	250.0	260.0	250.0	266.6
Receivables facility	Level 2	—	—	160.0	160.0	20.0	20.0
Other debt	Level 2	7.9	7.9	1.6	1.6	1.1	1.1
NOTE 14. LEASES
The Company leases certain property and equipment from third parties under various non-cancelable lease agreements, including industrial, commercial and office properties and equipment that support the management, manufacturing, distribution and research and development of products marketed and sold by the Company. The lease agreements generally require that the Company pay taxes, insurance and maintenance expenses related to the leased assets. At July 3, 2021, the Company had entered into operating leases that were yet to commence with a combined total expected lease liability of $50.6. From time to time, the Company will sublease portions of its facilities, resulting in sublease income. Sublease income and the related cash flows were not material to the condensed consolidated financial statements for the three and nine months ended July 3, 2021 and June 27, 2020.
The Company leases certain vehicles (primarily cars and light trucks) under agreements that are cancellable after the first year, but typically continue on a month-to-month basis until canceled by the Company. The vehicle leases and certain other non-cancelable operating leases contain residual value guarantees that create a contingent obligation on the part of the Company to compensate the lessor if the leased asset cannot be sold for an amount in excess of a specified minimum value at the conclusion of the lease term. If all such vehicle leases had been canceled as of July 3, 2021, the Company’s residual value guarantee would have approximated $4.1.

Contents	THE SCOTTS MIRACLE-GRO COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — (Continued)
(Dollars in millions, except per share data)
Supplemental balance sheet information related to the Company’s leases was as follows:

	Balance Sheet Location	July 3, 2021	June 27, 2020	September 30, 2020
Operating leases:
Right-of-use assets	Other assets	$212.7	$129.9	$156.0

Current lease liabilities	Other current liabilities	62.3	46.5	47.5
Non-current lease liabilities	Other liabilities	157.7	87.4	113.3
Total operating lease liabilities		$220.0	$133.9	$160.8

Finance leases:
Right-of-use assets	Property, plant and equipment, net	$32.6	$33.6	$34.7

Current lease liabilities	Current portion of debt	5.8	4.8	5.2
Non-current lease liabilities	Long-term debt	28.7	29.9	30.9
Total finance lease liabilities		$34.5	$34.7	$36.1
Components of lease cost were as follows:

	Three Months Ended		Nine Months Ended
	July 3, 2021	June 27, 2020	July 3, 2021	June 27, 2020
Operating lease cost (a)	$18.8	$13.6	$50.3	$40.2
Variable lease cost	8.8	2.9	24.0	8.7

Finance lease cost
Amortization of right-of-use assets	1.5	1.4	4.5	3.7
Interest on lease liabilities	0.3	0.3	1.0	1.0
Total finance lease cost	$1.8	$1.7	$5.5	$4.7
(a)Operating lease cost includes amortization of ROU assets of $16.7 and $44.6 for the three and nine months ended July 3, 2021, respectively, and $11.3 and $34.2 for the three and nine months ended June 27, 2020, respectively. Short-term lease expense is excluded from operating lease cost and is not material.

Contents	THE SCOTTS MIRACLE-GRO COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — (Continued)
(Dollars in millions, except per share data)
Supplemental cash flow information and non-cash activity related to the Company’s leases were as follows:

	Nine Months Ended
	July 3, 2021	June 27, 2020
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases, net	$47.6	$40.9
Operating cash flows from finance leases	1.0	1.0
Financing cash flows from finance leases	3.9	2.6

Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$100.1	$34.6
Finance leases	2.3	11.9
Weighted-average remaining lease term and discount rate for the Company’s leases were as follows:

July 3, 2021
Weighted-average remaining lease term (in years):
Operating leases	4.6
Finance leases	7.9

Weighted-average discount rate:
Operating leases	3.3%
Finance leases	4.2%
Maturities of lease liabilities by fiscal year for the Company’s leases as of July 3, 2021 were as follows:

Year	Operating Leases	Finance Leases
2021 (remainder of the year)	$18.8	$1.7
2022	64.0	7.0
2023	48.1	7.0
2024	40.2	7.1
2025	33.3	2.8
Thereafter	33.3	15.4
Total lease payments	237.7	41.0
Less: Imputed interest	(17.7)	(6.5)
Total lease liabilities	$220.0	$34.5
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
The following tables present financial information for the Company’s reportable segments for the periods indicated:

	Three Months Ended		Nine Months Ended
	July 3, 2021	June 27, 2020	July 3, 2021	June 27, 2020
Net Sales:
U.S. Consumer	$1,046.2	$1,093.0	$2,828.4	$2,371.7
Hawthorne	421.9	285.7	1,095.1	685.9
Other	141.6	114.0	263.7	183.7
Consolidated	$1,609.7	$1,492.7	$4,187.2	$3,241.3

Segment Profit:
U.S. Consumer	$264.4	$313.8	$745.6	$648.2
Hawthorne	51.9	37.8	133.7	74.2
Other	26.8	14.4	44.4	14.8
Total Segment Profit	343.1	366.0	923.7	737.2
Corporate	(31.9)	(57.8)	(114.6)	(120.7)
Intangible asset amortization	(7.8)	(7.8)	(23.0)	(23.6)
Impairment, restructuring and other	(1.3)	(15.9)	(25.9)	(17.3)
Equity in income of unconsolidated affiliates	21.5	—	20.0	—
Costs related to refinancing	—	—	—	(15.1)
Interest expense	(21.9)	(20.3)	(57.3)	(63.0)
Other non-operating income, net	1.2	1.9	17.3	7.3
Income from continuing operations before income taxes	$302.9	$266.1	$740.2	$504.8

Contents	THE SCOTTS MIRACLE-GRO COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — (Continued)
(Dollars in millions, except per share data)
The following table presents net sales by product category for the periods indicated:

	Three Months Ended		Nine Months Ended
	July 3, 2021	June 27, 2020	July 3, 2021	June 27, 2020
U.S. Consumer:
Growing media and mulch	$573.9	$549.8	$1,196.3	$1,011.4
Lawn care	224.6	277.3	920.9	779.3
Controls	115.1	132.9	319.8	276.7
Roundup® marketing agreement	46.9	39.2	128.0	102.2
Other, primarily gardening	85.7	93.8	263.4	202.1
Hawthorne:
Lighting	126.7	89.1	350.5	209.8
Nutrients	100.0	65.0	232.9	156.9
Growing media	57.9	43.6	151.9	108.9
Other, primarily hardware and growing environments	137.3	88.0	359.8	210.3
Other:
Growing media	57.3	47.4	102.0	72.1
Lawn care	48.5	36.9	87.7	61.2
Other, primarily gardening and controls	35.8	29.7	74.0	50.4
Total net sales	$1,609.7	$1,492.7	$4,187.2	$3,241.3

The following table presents net sales by geographic area for the periods indicated:

	Three Months Ended		Nine Months Ended
	July 3, 2021	June 27, 2020	July 3, 2021	June 27, 2020
Net sales:
United States	$1,446.9	$1,338.0	$3,838.6	$2,977.2
International	162.8	154.7	348.6	264.1
	$1,609.7	$1,492.7	$4,187.2	$3,241.3

Contents	THE SCOTTS MIRACLE-GRO COMPANY
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
The Company has developed a strategic initiative to make minority non-equity investments in areas of the cannabis industry not currently pursued in its Hawthorne segment. This initiative is designed to allow the Company to, in the future, participate directly in a larger marketplace as the legal environment changes over time. We are currently engaged with various potential partners to implement this strategy. On August 9, 2021, the Company entered into an agreement to make its initial investment under its strategic minority investment initiative in the form of a $150.0 six-year convertible note issued to the Company by Toronto-based RIV Capital Inc. (TSX: RIV) (OTC: CNPOF), a cannabis investment and acquisition firm currently listed on the Toronto Stock Exchange.
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

Contents	THE SCOTTS MIRACLE-GRO COMPANY
(Dollars in millions, except per share data)
process and, as a result, our first quarter of fiscal 2021 had five additional days and our fourth quarter of fiscal 2021 will have six fewer days compared to the respective quarters of fiscal 2020. In addition, our third quarter of fiscal 2021 began six days later than our third quarter of fiscal 2020 and those six days fell within our peak selling season. This resulted in a decrease in net sales and net income attributable to controlling interest from continuing operations per diluted share of approximately $115.0 and $0.47, respectively, for the three months ended July 3, 2021, compared to the three months ended June 27, 2020, and an increase in net sales and net income attributable to controlling interest from continuing operations per diluted share of approximately $50.0 and $0.18, respectively, for the nine months ended July 3, 2021 compared to the nine months ended June 27, 2020.

	Percent of Net Sales from Continuing Operations by Quarter
	2020	2019	2018
First Quarter	8.9%	9.4%	8.3%
Second Quarter	33.5%	37.7%	38.1%
Third Quarter	36.1%	37.1%	37.3%
Fourth Quarter	21.5%	15.8%	16.3%
On August 11, 2014, Scotts Miracle-Gro announced that its Board of Directors authorized the repurchase of up to $500.0 of Common Shares over a five-year period (effective November 1, 2014 through September 30, 2019). On August 3, 2016, Scotts Miracle-Gro announced that its Board of Directors authorized a $500.0 increase to the share repurchase authorization ending on September 30, 2019. On August 2, 2019, the Scotts Miracle-Gro Board of Directors authorized an extension of the share repurchase authorization through March 28, 2020. The amended authorization allowed for repurchases of Common Shares of up to an aggregate amount of $1,000.0 through March 28, 2020. During fiscal 2020 through March 28, 2020, Scotts Miracle-Gro repurchased 0.4 million Common Shares under this share repurchase authorization for $48.2. From the effective date of this share repurchase authorization in the fourth quarter of fiscal 2014 through March 28, 2020, Scotts Miracle-Gro repurchased approximately 8.7 million Common Shares for $762.8.
On February 6, 2020, Scotts Miracle-Gro announced that its Board of Directors authorized the repurchase of up to $750.0 of Common Shares from April 30, 2020 through March 25, 2023. There were no share repurchases under this share repurchase authorization during fiscal 2020. During the three and nine months ended July 3, 2021, Scotts Miracle-Gro repurchased approximately 0.1 million and 0.4 million Common Shares under this share repurchase authorization for $25.0 and $75.6, respectively.
On July 27, 2020, the Scotts Miracle-Gro Board of Directors approved a special cash dividend of $5.00 per Common Share, which was paid on September 10, 2020 to all shareholders of record at the close of business on August 27, 2020. In addition, on July 27, 2020, the Scotts Miracle-Gro Board of Directors approved an increase in our quarterly cash dividend from $0.58 to $0.62 per Common Share, which was first paid in the fourth quarter of fiscal 2020. On July 30, 2021, the Scotts Miracle-Gro Board of Directors approved an increase in our quarterly cash dividend from $0.62 to $0.66 per Common Share, which will be first paid in the fourth quarter of fiscal 2021.
COVID-19 Response and Impacts
The COVID-19 pandemic has had, and continues to have, an impact on financial markets, economic conditions, and portions of our business and industry. We have actively addressed the pandemic’s ongoing impact on our employees, operations, customers, consumers, and communities, by, among other things, implementing contingency plans, making operational adjustments where necessary, and providing assistance to organizations that support front-line workers. The first priority of our pandemic response has been and remains the health, safety and well-being of our employees. Many of our employees continue to work from home. In those instances where our employees cannot perform their work at home, we have implemented additional health and safety measures and social distancing protocols, consistent with government recommendations and/or requirements, to help to ensure their safety. In addition, we implemented an interim premium pay allowance for certain associates in our field sales force and our manufacturing or distribution centers, which has paid out approximately $45.0 since the inception of the COVID-19 pandemic.
For our fiscal quarter ended July 3, 2021, we continued to experience increased demand for many of our products in response to the COVID-19 pandemic compared to periods before the pandemic. The extent to which the COVID-19 pandemic will impact our business, results of operations, financial condition and cash flows in the future will depend on future developments, including the duration, spread and intensity of the pandemic, our continued ability to manufacture and distribute our products, as well as any future government actions affecting consumers and the economy generally, all of which are

Contents	THE SCOTTS MIRACLE-GRO COMPANY
(Dollars in millions, except per share data)
uncertain and difficult to predict considering the rapidly evolving landscape. We are not able to predict the impact, if any, that the COVID-19 pandemic may have on the seasonality of our business.
Although we currently expect to be able to continue operating our business as described above and we intend to continue to work with government authorities and to follow the necessary protocols to maintain the health and safety of our employees, uncertainty resulting from COVID-19 could result in an unforeseen additional disruption to our business, including our global supply chain and retailer network, and/or require us to incur additional operational costs. For additional information on the impacts and our response to the COVID-19 pandemic, refer to “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 of the 2020 Annual Report.
RESULTS OF OPERATIONS
The following table sets forth the components of earnings as a percentage of net sales for the three months ended July 3, 2021 and June 27, 2020:

	July 3, 2021	% Of Net Sales	June 27, 2020	% Of Net Sales
Net sales	$1,609.7	100.0%	$1,492.7	100.0%
Cost of sales	1,114.3	69.2	954.3	63.9
Cost of sales—impairment, restructuring and other	0.8	—	11.7	0.8
Gross profit	494.6	30.7	526.7	35.3
Operating expenses:
Selling, general and administrative	194.1	12.1	237.7	15.9
Impairment, restructuring and other	0.5	—	4.2	0.3
Other (income) expense, net	(2.1)	(0.1)	0.3	—
Income from operations	302.1	18.8	284.5	19.1
Equity in income of unconsolidated affiliates	(21.5)	(1.3)	—	—
Interest expense	21.9	1.4	20.3	1.4
Other non-operating income, net	(1.2)	(0.1)	(1.9)	(0.1)
Income from continuing operations before income taxes	302.9	18.8	266.1	17.8
Income tax expense from continuing operations	73.1	4.5	61.8	4.1
Income from continuing operations	229.8	14.3	204.3	13.7
Loss from discontinued operations, net of tax	(3.9)	(0.2)	(1.0)	(0.1)
Net income	$225.9	14.0%	$203.3	13.6%
The sum of the components may not equal due to rounding.

Contents	THE SCOTTS MIRACLE-GRO COMPANY
(Dollars in millions, except per share data)
The following table sets forth the components of earnings as a percentage of net sales for the nine months ended July 3, 2021 and June 27, 2020:

	July 3, 2021	% Of Net Sales	June 27, 2020	% Of Net Sales
Net sales	$4,187.2	100.0%	$3,241.3	100.0%
Cost of sales	2,822.2	67.4	2,094.9	64.6
Cost of sales—impairment, restructuring and other	22.2	0.5	15.3	0.5
Gross profit	1,342.8	32.1	1,131.1	34.9
Operating expenses:
Selling, general and administrative	582.3	13.9	553.1	17.1
Impairment, restructuring and other	3.7	0.1	2.0	0.1
Other (income) expense, net	(3.4)	(0.1)	0.4	—
Income from operations	760.2	18.2	575.6	17.8
Equity in income of unconsolidated affiliates	(20.0)	(0.5)	—	—
Costs related to refinancing	—	—	15.1	0.5
Interest expense	57.3	1.4	63.0	1.9
Other non-operating income, net	(17.3)	(0.4)	(7.3)	(0.2)
Income from continuing operations before income taxes	740.2	17.7	504.8	15.6
Income tax expense from continuing operations	174.2	4.2	122.0	3.8
Income from continuing operations	566.0	13.5	382.8	11.8
Income (loss) from discontinued operations, net of tax	(4.7)	(0.1)	1.6	—
Net income	$561.3	13.4%	$384.4	11.9%
The sum of the components may not equal due to rounding.
Net Sales
Net sales for the three months ended July 3, 2021 were $1,609.7, an increase of 7.8% from net sales of $1,492.7 for the three months ended June 27, 2020. Net sales for the nine months ended July 3, 2021 were $4,187.2, an increase of 29.2% from net sales of $3,241.3 for the nine months ended June 27, 2020. These changes in net sales were attributable to the following:

	Three Months Ended	Nine Months Ended
	July 3, 2021	July 3, 2021
Volume	5.4%	27.1%
Pricing	1.1	1.2
Foreign exchange rates	1.3	0.9
Change in net sales	7.8%	29.2%
The increase in net sales for the three months ended July 3, 2021 as compared to the three months ended June 27, 2020 was primarily driven by:
•increased sales volume driven by lighting, nutrients, growing media, hardware and growing environments products in our Hawthorne segment; increased sales of mulch products in our U.S. Consumer segment; and increased sales in our Other segment; partially offset by decreased sales due to the impact of the fiscal calendar shift which caused our third quarter of fiscal 2021 to begin six days later than our third quarter of fiscal 2020 and those six days occurred during our peak selling season, resulting in a decrease in net sales of approximately $115.0 in our U.S. Consumer and Other segments;
•increased pricing in our Hawthorne and Other segments, and decreased promotional activity in our U.S. Consumer segment;
•increased net sales associated with the Roundup® marketing agreement; and
•the favorable impact of foreign exchange rates as a result of the weakening of the U.S. dollar relative to the euro and the Canadian dollar.

Contents	THE SCOTTS MIRACLE-GRO COMPANY
(Dollars in millions, except per share data)
The increase in net sales for the nine months ended July 3, 2021 as compared to the nine months ended June 27, 2020 was primarily driven by:
•increased sales volume due to increased consumer demand including impacts of the COVID-19 pandemic and driven by soils, fertilizer, grass seed, mulch, controls, plant food and direct to consumer products in our U.S. Consumer segment; lighting, nutrients, growing media, hardware and growing environments products in our Hawthorne segment; increased sales in our Other segment; and the impact of the fiscal calendar shift which caused our first quarter of fiscal 2021 to have five additional days and our third quarter of fiscal 2021 to end six days later than our third quarter of fiscal 2020, resulting in an increase in net sales of approximately $50.0;
•increased pricing in our U.S. Consumer, Hawthorne and Other segments;
•increased net sales associated with the Roundup® marketing agreement; and
•the favorable impact of foreign exchange rates as a result of the weakening of the U.S. dollar relative to the euro and the Canadian dollar.
Cost of Sales
The following table shows the major components of cost of sales for the periods indicated:

	Three Months Ended		Nine Months Ended
	July 3, 2021	June 27, 2020	July 3, 2021	June 27, 2020
Materials	$622.1	$552.8	$1,617.1	$1,206.4
Manufacturing labor and overhead	246.5	213.7	594.4	464.0
Distribution and warehousing	228.0	171.4	552.3	377.8
Costs associated with Roundup® marketing agreement	17.7	16.4	58.4	46.7
Cost of sales	1,114.3	954.3	2,822.2	2,094.9
Cost of sales—impairment, restructuring and other	0.8	11.7	22.2	15.3
	$1,115.1	$966.0	$2,844.4	$2,110.2
Factors contributing to the change in cost of sales are outlined in the following table:

	Three Months Ended	Nine Months Ended
	July 3, 2021	July 3, 2021
Volume, product mix and other	$113.2	$638.4
Material cost changes	30.9	54.6
Foreign exchange rates	14.6	22.7
Costs associated with Roundup® marketing agreement	1.3	11.6
	160.0	727.3
Impairment, restructuring and other	(10.9)	6.9
Change in cost of sales	$149.1	$734.2
The increase in cost of sales for the three months ended July 3, 2021 as compared to the three months ended June 27, 2020 was primarily driven by:
•higher sales volume in our Hawthorne and Other segments, partially offset by lower sales volume in our U.S. Consumer segment;
•higher material prices in our U.S. Consumer and Hawthorne segments;
•higher transportation prices and warehousing costs included within “volume, product mix and other” in our U.S. Consumer and Hawthorne segments;
•the unfavorable impact of foreign exchange rates as a result of the weakening of the U.S. dollar relative to the euro and the Canadian dollar; and
•an increase in costs associated with the Roundup® marketing agreement;
•partially offset by a decrease in impairment, restructuring and other charges as a result of lower costs associated with the COVID-19 pandemic.

Contents	THE SCOTTS MIRACLE-GRO COMPANY
(Dollars in millions, except per share data)
The increase in cost of sales for the nine months ended July 3, 2021 as compared to the nine months ended June 27, 2020 was primarily driven by:
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
Gross Profit
As a percentage of net sales, our gross profit rate was 30.7% and 35.3% for the three months ended July 3, 2021 and June 27, 2020, respectively. As a percentage of net sales, our gross profit rate was 32.1% and 34.9% for the nine months ended July 3, 2021 and June 27, 2020, respectively. Factors contributing to the change in gross profit rate are outlined in the following table:

	Three Months Ended	Nine Months Ended
	July 3, 2021	July 3, 2021
Volume, product mix and other	(4.0)%	(2.0)%
Material costs	(2.0)	(1.3)
Pricing	0.7	0.5
	(5.3)%	(2.8)%
Impairment, restructuring and other	0.7	—
Change in gross profit rate	(4.6)%	(2.8)%
The decrease in gross profit rate for the three months ended July 3, 2021 as compared to the three months ended June 27, 2020 was primarily driven by:
•higher transportation prices and warehousing costs included within “volume, product mix and other” in our U.S. Consumer, and Hawthorne segments;
•higher material prices in our U.S. Consumer and Hawthorne segments; and
•unfavorable mix driven by higher sales growth in our Hawthorne segment relative to our U.S. Consumer segment;
•partially offset by a decrease in impairment, restructuring and other charges as a result of lower costs associated with the COVID-19 pandemic;
•increased pricing in our Hawthorne and Other segments, and decreased promotional activity in our U.S. Consumer segment; and
•favorable leverage of fixed costs driven by higher sales volume in our Hawthorne and Other segments.
The decrease in gross profit rate for the nine months ended July 3, 2021 as compared to the nine months ended June 27, 2020 was primarily driven by:
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
(Dollars in millions, except per share data)
•increased pricing in our Hawthorne and Other segments, and decreased promotional activity in our U.S. Consumer segment.
Selling, General and Administrative Expenses
The following table sets forth the components of selling, general and administrative expenses (“SG&A”) for the periods indicated:

	Three Months Ended		Nine Months Ended
	July 3, 2021	June 27, 2020	July 3, 2021	June 27, 2020
Advertising	$44.6	$55.6	$140.1	$122.4
Share-based compensation	8.1	22.8	34.0	41.8
Research and development	11.4	9.1	32.0	28.0
Amortization of intangibles	7.3	7.7	21.8	23.1
Other selling, general and administrative	122.7	142.5	354.4	337.8
	$194.1	$237.7	$582.3	$553.1
SG&A decreased $43.6, or 18.3%, during the three months ended July 3, 2021 compared to the three months ended June 27, 2020. Advertising expense decreased $11.0, or 19.8%, during the three months ended July 3, 2021 driven by the timing of media spending in our U.S. Consumer segment, partially offset by increased media spend in our Hawthorne segment. Share-based compensation expense decreased $14.7, or 64.5%, during the three months ended July 3, 2021 due to a more significant increase in the expected payout percentage on long-term performance-based awards during fiscal 2020 as compared to fiscal 2021. Other SG&A decreased $19.8, or 13.9%, during the three months ended July 3, 2021 driven by a decrease in short-term variable cash incentive compensation expense.
SG&A increased $29.2, or 5.3%, during the nine months ended July 3, 2021 compared to the nine months ended June 27, 2020. Advertising expense increased $17.7, or 14.5%, during the nine months ended July 3, 2021 driven by increased media spending in our U.S. Consumer and Hawthorne segments. Share-based compensation expense decreased $7.8, or 18.7%, during the nine months ended July 3, 2021 due to a more significant increase in the expected payout percentage on long-term performance-based awards during fiscal 2020 as compared to fiscal 2021. Other SG&A increased $16.6, or 4.9%, during the nine months ended July 3, 2021 driven by increases in various categories supporting the continued growth of the business including information technology, strategy and people costs, partially offset by a decrease in short-term variable cash incentive compensation expense.
Impairment, Restructuring and Other
Activity described herein is classified within the “Cost of sales—impairment, restructuring and other,” “Impairment, restructuring and other” and “Income (loss) from discontinued operations, net of tax” lines in the Condensed Consolidated Statements of Operations. The following table details impairment, restructuring and other charges (recoveries) for each of the periods presented:

	Three Months Ended		Nine Months Ended
	July 3, 2021	June 27, 2020	July 3, 2021	June 27, 2020
Cost of sales—impairment, restructuring and other:
COVID-19 related costs	$1.5	$12.2	$22.5	$15.3
Restructuring and other charges (recoveries), net	(0.7)	(0.5)	(0.3)	—
Operating expenses:
COVID-19 related costs	0.4	4.3	3.6	5.0
Restructuring and other charges (recoveries), net	0.1	(0.1)	0.1	(3.0)
Impairment, restructuring and other charges from continuing operations	1.3	15.9	25.9	17.3
Restructuring and other charges (recoveries), net, from discontinued operations	—	—	—	(3.1)
Total impairment, restructuring and other charges (recoveries)	$1.3	$15.9	$25.9	$14.2

Contents	THE SCOTTS MIRACLE-GRO COMPANY
(Dollars in millions, except per share data)
COVID-19
In response to the COVID-19 pandemic, we have implemented additional measures intended to both protect the health and safety of our employees and maintain our ability to provide products to our customers as described in additional detail above under “COVID-19 Response and Impacts.” During the three and nine months ended July 3, 2021, we incurred costs of $1.9 and $26.1, respectively, associated with the COVID-19 pandemic primarily related to premium pay. We incurred costs of $0.8 and $19.8 in our U.S. Consumer segment, $0.5 and $2.4 in our Hawthorne segment and $0.2 and $0.3 in our Other segment in the “Cost of sales—impairment, restructuring and other” line in the Condensed Consolidated Statements of Operations during the three and nine months ended July 3, 2021, respectively. We incurred costs of $0.3 and $3.5 in our U.S. Consumer segment and $0.1 in our Other segment in the “Impairment, restructuring and other” line in the Condensed Consolidated Statements of Operations during the three and nine months ended July 3, 2021, respectively. Since the inception of the COVID-19 pandemic, total costs classified within the “Cost of sales—impairment, restructuring and other” and the “Impairment, restructuring and other” lines in the Condensed Consolidated Statements of Operations are $39.5 for our U.S. Consumer segment, $5.0 for our Hawthorne segment and $1.0 for our Other segment.
During the three and nine months ended June 27, 2020, we incurred costs of $16.5 and $20.3, respectively, associated with the COVID-19 pandemic primarily related to premium pay. We incurred costs of $9.6 and 12.2 in our U.S. Consumer segment, $2.0 and $2.5 in our Hawthorne segment and $0.6 in our Other segment in the “Cost of sales—impairment, restructuring and other” line in the Condensed Consolidated Statements of Operations during the three and nine months ended June 27, 2020, respectively. We incurred costs of $4.2 and $4.9 in our U.S. Consumer segment and $0.1 in our Other segment in the “Impairment, restructuring and other” line in the Condensed Consolidated Statements of Operations during the three and nine months ended June 27, 2020, respectively.
Project Catalyst
In connection with the acquisition of Sunlight Supply during the third quarter of fiscal 2018, we announced the launch of an initiative called Project Catalyst, which is a company-wide restructuring effort to reduce operating costs throughout our U.S. Consumer, Hawthorne and Other segments and drive synergies from acquisitions within our Hawthorne segment. Costs incurred during the three and nine months ended July 3, 2021 and June 27, 2020 related to Project Catalyst were not material. Costs incurred to date since the inception of Project Catalyst are $24.5 for the Hawthorne segment, $13.9 for our U.S. Consumer segment, $1.3 for our Other segment and $2.8 for Corporate. Additionally, during the three and nine months ended June 27, 2020, we received zero and $2.6, respectively, from the final settlement of escrow funds related to a previous acquisition within the Hawthorne segment that was recognized in the “Impairment, restructuring and other” line in the Condensed Consolidated Statements of Operations.
Other (Income) Expense, net
Other (income) expense is comprised of activities outside our normal business operations, such as royalty income from the licensing of certain of our brand names, foreign exchange transaction gains and losses and gains and losses from the disposition of non-inventory assets. Other (income) expense was $(2.1) and $0.3 for the three months ended July 3, 2021 and June 27, 2020, respectively; and was $(3.4) and $0.4 for the nine months ended July 3, 2021 and June 27, 2020, respectively. The change for the three and nine months ended July 3, 2021 was primarily due to foreign exchange transaction gains and losses.
Income from Operations
Income from operations was $302.1 for the three months ended July 3, 2021, an increase of 6.2% compared to $284.5 for the three months ended June 27, 2020; and was $760.2 for the nine months ended July 3, 2021, an increase of 32.1% compared to $575.6 for the nine months ended June 27, 2020. For the three months ended July 3, 2021, the increase was driven by higher net sales, lower SG&A, lower impairment, restructuring and other charges and higher other income, partially offset by a decrease in gross profit rate. For the nine months ended July 3, 2021, the increase was driven by higher net sales and higher other income, partially offset by a decrease in gross profit rate, higher SG&A and higher impairment, restructuring and other charges.

Contents	THE SCOTTS MIRACLE-GRO COMPANY
(Dollars in millions, except per share data)
Equity in Income of Unconsolidated Affiliates
We acquired a 50% equity interest in Bonnie Plants, LLC on December 31, 2020. Our interest is accounted for using the equity method of accounting, with our proportionate share of Bonnie Plants, LLC earnings subsequent to December 31, 2020 reflected in the Condensed Consolidated Statements of Operations. Equity in income of Bonnie Plants, LLC was $21.5 and $20.0 for the three and nine months ended July 3, 2021, respectively.
Costs Related to Refinancing
Costs related to refinancing were zero and $15.1 for the three and nine months ended June 27, 2020, respectively. These costs were associated with the redemption of our 6.000% Senior Notes due 2023 (the “6.000% Senior Notes”), and are comprised of $12.0 of redemption premium and $3.1 of unamortized bond issuance costs that were written off. Refer to “NOTE 7. DEBT” of the Notes to the Condensed Consolidated Financial Statements (Unaudited) included in this Quarterly Report on Form 10-Q for more information regarding the redemption of the 6.000% Senior Notes.
Interest Expense
Interest expense was $21.9 for the three months ended July 3, 2021, an increase of 7.9% compared to $20.3 for the three months ended June 27, 2020. The increase was driven by an increase in average borrowings of $311.0, partially offset by a decrease in our weighted average interest rate of 26 basis points. The increase in average borrowings was primarily driven by higher inventory production, capital expenditures and acquisition activity. The decrease in our weighted average interest rate was primarily driven by lower borrowing rates on the Fifth A&R Credit Agreement and the issuance of the 4.000% Senior Notes due 2031 (the “4.000% Senior Notes”).
Interest expense was $57.3 for the nine months ended July 3, 2021, a decrease of 9.0% compared to $63.0 for the nine months ended June 27, 2020. The decrease was driven by a decrease our weighted average interest rate of 64 basis points, partially offset by an increase in average borrowings of $147.8. The decrease in our weighted average interest rate was driven by lower borrowing rates on the Fifth A&R Credit Agreement and the issuance of the 4.000% Senior Notes. The increase in average borrowings was primarily driven by higher inventory production, capital expenditures and acquisition activity.
Other Non-Operating Income, net
Other non-operating income was $1.2 and $1.9 for the three months ended July 3, 2021 and June 27, 2020, respectively, and was $17.3 and $7.3 for the nine months ended July 3, 2021 and June 27, 2020, respectively.
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
Income Tax Expense from Continuing Operations
The effective tax rates related to continuing operations for the nine months ended July 3, 2021 and June 27, 2020 were 23.5% and 24.2%, respectively. The effective tax rate used for interim purposes is based on our best estimate of factors impacting the effective tax rate for the full fiscal year. Factors affecting the estimated effective tax rate include assumptions as to income by jurisdiction (domestic and foreign), the availability and utilization of tax credits and the existence of elements of income and expense that may not be taxable or deductible. The estimated effective tax rate is subject to revision in later interim periods and at fiscal year end as facts and circumstances change during the course of the fiscal year. There can be no assurance that the effective tax rate estimated for interim financial reporting purposes will approximate the effective tax rate determined at fiscal year end.
Income from Continuing Operations
Income from continuing operations was $229.8, or $4.00 per diluted share, for the three months ended July 3, 2021 compared to $204.3, or $3.57 per diluted share, for the three months ended June 27, 2020. The increase was driven by higher net sales, lower SG&A, lower impairment, restructuring and other charges, higher other income and higher equity in income of unconsolidated affiliates, partially offset by a decrease in gross profit rate and higher income tax expense.

Contents	THE SCOTTS MIRACLE-GRO COMPANY
(Dollars in millions, except per share data)
Diluted average common shares used in the diluted income per common share calculation for the three months ended July 3, 2021 were 57.4 million, which included dilutive potential Common Shares of 1.6 million. Diluted average common shares used in the diluted income per common share calculation for the three months ended June 27, 2020 were 57.1 million, which included dilutive potential Common Shares of 1.5 million. The increase was primarily the result of the exercise and issuance of share-based compensation awards, partially offset by Common Share repurchase activity.
Income from continuing operations was $566.0, or $9.90 per diluted share, for the nine months ended July 3, 2021 compared to $382.8, or $6.74 per diluted share, for the nine months ended June 27, 2020. The increase was driven by higher net sales, higher other income, higher equity in income of unconsolidated affiliates, lower interest expense and higher other non-operating income, partially offset by a decrease in gross profit rate, higher SG&A and higher impairment, restructuring and other charges.
Diluted average common shares used in the diluted income per common share calculation for the nine months ended July 3, 2021 were 57.1 million, which included dilutive potential Common Shares of 1.4 million. Diluted average common shares used in the diluted income per common share calculation for the nine months ended June 27, 2020 were 56.7 million, which included dilutive potential Common Shares of 1.0 million. The increase was primarily the result of the exercise and issuance of share-based compensation awards, partially offset by Common Share repurchase activity.
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
The following table sets forth net sales by segment:

	Three Months Ended		Nine Months Ended
	July 3, 2021	June 27, 2020	July 3, 2021	June 27, 2020
U.S. Consumer	$1,046.2	$1,093.0	$2,828.4	$2,371.7
Hawthorne	421.9	285.7	1,095.1	685.9
Other	141.6	114.0	263.7	183.7
Consolidated	$1,609.7	$1,492.7	$4,187.2	$3,241.3

Contents	THE SCOTTS MIRACLE-GRO COMPANY
(Dollars in millions, except per share data)
The following table sets forth Segment Profit (Loss) as well as a reconciliation to income from continuing operations before income taxes, the most directly comparable GAAP measure:

	Three Months Ended		Nine Months Ended
	July 3, 2021	June 27, 2020	July 3, 2021	June 27, 2020
U.S. Consumer	$264.4	$313.8	$745.6	$648.2
Hawthorne	51.9	37.8	133.7	74.2
Other	26.8	14.4	44.4	14.8
Total Segment Profit (Non-GAAP)	343.1	366.0	923.7	737.2
Corporate	(31.9)	(57.8)	(114.6)	(120.7)
Intangible asset amortization	(7.8)	(7.8)	(23.0)	(23.6)
Impairment, restructuring and other	(1.3)	(15.9)	(25.9)	(17.3)
Equity in income of unconsolidated affiliates	21.5	—	20.0	—
Costs related to refinancing	—	—	—	(15.1)
Interest expense	(21.9)	(20.3)	(57.3)	(63.0)
Other non-operating income, net	1.2	1.9	17.3	7.3
Income from continuing operations before income taxes (GAAP)	$302.9	$266.1	$740.2	$504.8
U.S. Consumer
U.S. Consumer segment net sales were $1,046.2 in the third quarter of fiscal 2021, a decrease of 4.3% from third quarter of fiscal 2020 net sales of $1,093.0; and were $2,828.4 for the first nine months of fiscal 2021, an increase of 19.3% from the first nine months of fiscal 2020 net sales of $2,371.7. For the third quarter of fiscal 2021, the decrease was driven by the unfavorable impact of volume of 5.0%, partially offset by the favorable impact of decreased promotional activity of 0.8%. The decrease in sales volume for the three months ended July 3, 2021 was driven by the impact of the calendar shift, partially offset by increased sales of mulch. For the nine months ended July 3, 2021, the increase was driven by the favorable impacts of volume, which includes the impact of the calendar shift, and pricing of 18.8% and 0.4%, respectively. The increase in sales volume for the nine months ended July 3, 2021 was driven by soils, fertilizer, grass seed, mulch, controls, plant food and direct to consumer products as well as increased net sales associated with the Roundup® marketing agreement.
U.S. Consumer Segment Profit was $264.4 in the third quarter of fiscal 2021, a decrease of 15.7% from the third quarter of fiscal 2020 Segment Profit of $313.8; and was $745.6 for the first nine months of fiscal 2021, an increase of 15.0% from the first nine months of fiscal 2020 Segment Profit of $648.2. For the three months ended July 3, 2021, the decrease was due to lower net sales and a lower gross profit rate, partially offset by lower SG&A. For the nine months ended July 3, 2021, the increase was due to higher net sales, partially offset by a lower gross profit rate and higher SG&A.
Hawthorne
Hawthorne segment net sales were $421.9 in the third quarter of fiscal 2021, an increase of 47.7% from third quarter of fiscal 2020 net sales of $285.7; and were $1,095.1 for the first nine months of fiscal 2021, an increase of 59.7% from the first nine months of fiscal 2020 net sales of $685.9. For the third quarter of fiscal 2021, the increase was driven by the favorable impacts of volume, pricing and foreign exchange rates of 44.9%, 1.7% and 1.0%, respectively. For the nine months ended July 3, 2021, the increase was driven by the favorable impacts of volume, pricing and foreign exchange rates of 55.4%, 3.3%, 1.0%, respectively. The increase in sales volume for the three and nine months ended July 3, 2021 was driven by lighting, nutrients, growing media, hardware and growing environments products.
Hawthorne Segment Profit was $51.9 in the third quarter of fiscal 2021, an increase of 37.3% from the third quarter of fiscal 2020 Segment Profit of $37.8; and was $133.7 for the first nine months of fiscal 2021, an increase of 80.2% from the first nine months of fiscal 2020 Segment Profit of $74.2. For the three and nine months ended July 3, 2021, the increase was driven by higher net sales, partially offset by a lower gross profit rate and higher SG&A.
Other
Other segment net sales were $141.6 in the third quarter of fiscal 2021, an increase of 24.2% from third quarter of fiscal 2020 net sales of $114.0; and were $263.7 for the first nine months of fiscal 2021, an increase of 43.5% from the first nine months of fiscal 2020 net sales of $183.7. For the third quarter of fiscal 2021, the increase was driven by the favorable impacts

Contents	THE SCOTTS MIRACLE-GRO COMPANY
(Dollars in millions, except per share data)
of volume, pricing and foreign exchange rates of 6.9%, 2.8% and 14.5%, respectively. For the nine months ended July 3, 2021, the increase was driven by the favorable impacts of volume, pricing and foreign exchange rates of 27.8%, 3.0% and 12.8%, respectively.
Other Segment Profit was $26.8 in the third quarter of fiscal 2021, an increase of 86.1% from the third quarter of fiscal 2020 Segment Profit of $14.4; and was $44.4 for the first nine months of fiscal 2021, an increase of 200.0% from the first nine months of fiscal 2020 Segment Profit of $14.8. For the three and nine months ended July 3, 2021, the increase was driven by higher net sales and a higher gross profit rate, partially offset by higher SG&A.
Corporate
Corporate expenses were $31.9 in the third quarter of fiscal 2021, a decrease of 44.8% from third quarter of fiscal 2020 expenses of $57.8; and were $114.6 for the first nine months of fiscal 2021, a decrease of 5.1% from the first nine months of fiscal 2020 expenses of $120.7. For the three and nine months ended July 3, 2021, the decrease was driven by lower short-term variable cash incentive compensation expense and a more significant increase in the expected payout percentage on long-term performance-based awards during fiscal 2020 as compared to fiscal 2021.
LIQUIDITY AND CAPITAL RESOURCES
The following table summarizes cash activities:

	Nine Months Ended
	July 3, 2021	June 27, 2020
Net cash provided by (used in) operating activities	$(207.1)	$42.5
Net cash provided by (used in) investing activities	(211.9)	74.4
Net cash provided by (used in) financing activities	459.6	(87.4)
Operating Activities
Cash used in operating activities totaled $207.1 for the nine months ended July 3, 2021, a decrease of $249.6 as compared to cash provided by operating activities of $42.5 for the nine months ended June 27, 2020. This decrease was driven by higher inventory production, higher short-term variable cash incentive compensation payouts and higher SG&A during the nine months ended July 3, 2021, partially offset by higher net sales and lower interest payments.
Investing Activities
Cash used in investing activities totaled $211.9 for the nine months ended July 3, 2021 as compared to cash provided by investing activities of $74.4 for the nine months ended June 27, 2020. Cash used for investments in property, plant and equipment during the first nine months of fiscal 2021 and 2020 was $77.9 and $41.7, respectively. During the nine months ended July 3, 2021, we acquired a 50% equity interest in Bonnie Plants, LLC in exchange for cash payments of $102.3, as well as non-cash investing activities that included forgiveness of our outstanding loan receivable with AFC and surrender of our options to increase our economic interest in the Bonnie Plants business. In addition, during the nine months ended July 3, 2021, we acquired contract and license rights for $20.0 and we paid cash of $10.0 associated with currency forward contracts. During the nine months ended June 27, 2020, we received proceeds of $115.5 from the sale of the Roundup® brand extension assets, made a $2.5 loan investment and received cash of $2.9 associated with currency forward contracts.
Financing Activities
Cash provided by financing activities totaled $459.6 for the nine months ended July 3, 2021 as compared to cash used in financing activities of $87.4 for the nine months ended June 27, 2020. This increase was driven by the issuance of $500.0 aggregate principal amount of 4.000% Senior Notes, partially offset by net borrowings under our Fifth A&R Credit Facilities (as defined below) of $167.0 during the nine months ended July 3, 2021 as compared to $15.7 during the nine months ended June 27, 2020, the issuance of $450.0 aggregate principal amount of 4.500% Senior Notes and the redemption of all $400.0 aggregate principal amount of 6.000% Senior Notes during the nine months ended June 27, 2020, an increase in repurchases of our Common Shares of $37.9 during the nine months ended July 3, 2021 and payments of $17.4 associated with the acquisition of the remaining outstanding shares of AeroGrow.
Cash and Cash Equivalents
Our cash and cash equivalents were held in cash depository accounts with major financial institutions around the world or invested in high-quality, short-term liquid investments having original maturities of three months or less. The cash and cash

Contents	THE SCOTTS MIRACLE-GRO COMPANY
(Dollars in millions, except per share data)
equivalents balances of $58.3, $48.3 and $16.6 as of July 3, 2021, June 27, 2020 and September 30, 2020, respectively, included $52.1, $33.0 and $9.4, respectively, held by controlled foreign corporations. As of July 3, 2021, we maintain our assertion of indefinite reinvestment of the earnings of all material foreign subsidiaries.
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
At July 3, 2021, we had letters of credit outstanding in the aggregate principal amount of $19.8 and had $1,201.4 of borrowing availability under the Fifth A&R Credit Agreement. The weighted average interest rates on average borrowings under the Fifth A&R Credit Agreement were 1.8% and 3.4% for the nine months ended July 3, 2021 and June 27, 2020, respectively.
The Fifth A&R Credit Agreement contains, among other obligations, an affirmative covenant regarding our leverage ratio on the last day of each quarter calculated as average total indebtedness, divided by our earnings before interest, taxes, depreciation and amortization (“EBITDA”), as adjusted pursuant to the terms of the Fifth A&R Credit Agreement (“Adjusted EBITDA”). The maximum leverage ratio is 4.50. Our leverage ratio was 2.19 at July 3, 2021. The Fifth A&R Credit Agreement also contains an affirmative covenant regarding our interest coverage ratio determined as of the end of each of our fiscal quarters. The interest coverage ratio is calculated as Adjusted EBITDA divided by interest expense, as described in the Fifth A&R Credit Agreement, and excludes costs related to refinancings. The minimum interest coverage ratio was 3.00 for the twelve months ended July 3, 2021. Our interest coverage ratio was 13.53 for the twelve months ended July 3, 2021. As of July 3, 2021, we were in compliance with these financial covenants.
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

Contents	THE SCOTTS MIRACLE-GRO COMPANY
(Dollars in millions, except per share data)
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
On August 10, 2021, we entered into a purchase agreement, pursuant to which we agreed to issue and sell $400.0 aggregate principal amount of 4.375% senior notes due 2032 (the “4.375% Senior Notes”) in a private placement exempt from the registration requirements under the Securities Act of 1933, as amended. We intend to use the net proceeds from the offering to reduce borrowings under the Fifth A&R Credit Facilities and for other general corporate purposes (including acquisitions and other strategic opportunities). The 4.375% Senior Notes will represent general unsecured senior obligations and rank equal in right of payment with our existing and future unsecured senior debt. All of our domestic subsidiaries that serve as guarantors of the 5.250% Senior Notes will also serve as guarantors of the 4.375% Senior Notes. The issuance and sale of the 4.375% Senior Notes is expected to close on August 13, 2021, subject to customary closing conditions.
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
We account for the sale of receivables under the Receivables Facility as short-term debt and continue to carry the receivables on our Condensed Consolidated Balance Sheets, primarily as a result of our requirement to repurchase receivables sold. As of July 3, 2021 and June 27, 2020, there were zero and $160.0, respectively, in borrowings on receivables pledged as collateral under the Receivables Facility, and the carrying value of the receivables pledged as collateral was zero and $177.8, respectively.
Interest Rate Swap Agreements
We enter into interest rate swap agreements with major financial institutions that effectively convert a portion of our variable rate debt to a fixed rate. Interest payments made between the effective date and expiration date are hedged by the swap agreements. Swap agreements that were hedging interest payments as of July 3, 2021, June 27, 2020 and September 30, 2020 had a maximum total U.S. dollar equivalent notional amount of $700.0, $600.0 and $600.0, respectively. The notional amount, effective date, expiration date and rate of each of the swap agreements outstanding at July 3, 2021 are shown in the table below:

Notional Amount		Effective Date (a)	Expiration Date	Fixed Rate
$100		11/7/2018	7/7/2021	2.96%
200		11/7/2018	10/7/2021	2.98%
100		12/21/2020	6/20/2023	1.36%
300	(b)	1/7/2021	6/7/2023	1.34%
200		10/7/2021	6/7/2023	1.37%
200	(b)	1/20/2022	6/20/2024	0.58%
200		6/7/2023	6/8/2026	0.85%
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

Contents	THE SCOTTS MIRACLE-GRO COMPANY
(Dollars in millions, except per share data)
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

Contents	THE SCOTTS MIRACLE-GRO COMPANY
(Dollars in millions, except per share data)
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

	July 3, 2021	September 30, 2020
Current assets	$1,951.8	$1,087.1
Noncurrent assets (a)	2,099.7	1,871.5
Current liabilities	915.4	881.2
Noncurrent liabilities	2,367.2	1,697.0
(a)Includes amounts due from Non-Guarantor subsidiaries of $42.0 and $24.8, respectively.

	Nine Months Ended	Year Ended
	July 3, 2021	September 30, 2020
Net sales	$3,843.7	$3,773.8
Gross profit	1,264.9	1,281.4
Income from continuing operations (a)	557.3	364.0
Net income	557.3	364.1
Net income attributable to controlling interest	556.4	362.9
(a)Includes intercompany (income) expense from Non-Guarantor subsidiaries of $(25.7) and $6.3, respectively.
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
Contractual Obligations
Other than as disclosed in this Quarterly Report on Form 10-Q, there have been no material changes outside of the ordinary course of business in our outstanding contractual obligations since the end of fiscal 2020 and through July 3, 2021.
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

Contents	THE SCOTTS MIRACLE-GRO COMPANY
(Dollars in millions, except per share data)
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
With the participation of the principal executive officer and principal financial officer of the Registrant, the Registrant’s management has evaluated the effectiveness of the Registrant’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the fiscal quarter covered by this Quarterly Report on Form 10-Q. Based upon that evaluation, the Registrant’s principal executive officer and principal financial officer have concluded that the Registrant’s disclosure controls and procedures were effective as of July 3, 2021.
Changes in Internal Control Over Financial Reporting
In addition, there were no changes in the Registrant’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during the Registrant’s fiscal quarter ended July 3, 2021 that have materially affected, or are reasonably likely to materially affect, the Registrant’s internal control over financial reporting.

Contents

PART II—OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
Reference is made to the legal proceedings that have been previously disclosed in the 2020 Annual Report. There have been no material changes to the pending legal proceedings set forth therein.
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
ITEM 1A. RISK FACTORS
The Company’s risk factors, as of July 3, 2021, have not materially changed from those described in Part I, Item 1A of the 2020 Annual Report.
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
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The payment of future dividends, if any, on the Common Shares will be determined by the Board of Directors in light of conditions then existing, including the Company’s earnings, financial condition and capital requirements, restrictions in financing agreements, business conditions and other factors. The Fifth A&R Credit Agreement allows the Company to make unlimited restricted payments (as defined in the Fifth A&R Credit Agreement), including dividend payments and Common Share repurchases, as long as the leverage ratio resulting from the making of such restricted payments is 4.00 or less. Otherwise the Company may make further restricted payments in an aggregate amount for each fiscal year not to exceed $225.0 million. The Company’s leverage ratio was 2.19 at July 3, 2021.

Contents

(a) Issuer Purchases of Equity Securities
The following table shows the purchases of Common Shares made by or on behalf of Scotts Miracle-Gro or any “affiliated purchaser” (as defined in Rule 10b-18(a)(3) under the Securities Exchange Act of 1934, as amended) of Scotts Miracle-Gro for each of the three fiscal months in the quarter ended July 3, 2021:

Period	Total Number of Common Shares Purchased(1)	Average Price Paid per Common Share(2)	Total Number of Common Shares Purchased as Part of Publicly Announced Plans or Programs(3)	Approximate Dollar Value of Common Shares That May Yet be Purchased Under the Plans or Programs(3)
April 4, 2021 through May 1, 2021	33,847	$239.69	33,354	$691,455,526
May 2, 2021 through May 29, 2021	35,774	$226.81	35,241	$683,457,454
May 30, 2021 through July 3, 2021	47,165	$195.73	46,014	$674,449,356
Total	116,786	$217.99	114,609

(1)All of the Common Shares purchased during the third fiscal quarter of 2021 were purchased in open market transactions. The total number of Common Shares purchased during this quarter includes 2,177 Common Shares purchased by the trustee of the rabbi trust established by the Company as permitted pursuant to the terms of The Scotts Company LLC Executive Retirement Plan (the “ERP”).

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

Contents
THE SCOTTS MIRACLE-GRO COMPANY
QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED JULY 3, 2021

INDEX TO EXHIBITS

Incorporated by Reference
Exhibit No.	Description	Form	Exhibit	Filing Date	Filed Herewith
4.1
Fourth Supplemental Indenture, dated June 24, 2021, by and among The Scotts Miracle-Gro Company, the Guarantors (as defined therein) and U.S. Bank National Association, as trustee, with respect to the 5.250% Senior Notes
X
4.2
Third Supplemental Indenture, dated June 24, 2021, by and among The Scotts Miracle-Gro Company, the Guarantors (as defined therein) and U.S. Bank National Association, as trustee, with respect to the 4.500% Senior Notes
X
4.3
First Supplemental Indenture, dated as of June 24, 2021, by and among The Scotts Miracle-Gro Company, the Guarantors (as defined therein) and U.S. Bank National Association, as trustee, with respect to the 4.000% Senior Notes
X
10
Amendment No. 1, dated August 3, 2021, to Fifth Amended and Restated Credit Agreement, dated as of July 5, 2018, by and among The Scotts Miracle-Gro Company, as a Borrower; the Subsidiary Borrowers (as defined therein); JPMorgan Chase Bank, N.A., as Administrative Agent; Wells Fargo Bank, National Association, and Mizuho Bank, Ltd. as Co-Syndication Agents; CoBank, ACB, Bank of America, N.A., Fifth Third Bank, Coöperatieve Rabobank U.A., New York Branch, Sumitomo Mitsui Banking Corporation and TD Bank N.A., as Co-Documentation Agents; and the several other banks and other financial institutions from time to time parties thereto
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

THE SCOTTS MIRACLE-GRO COMPANY

Date: August 11, 2021	/s/ CORY J. MILLER
Printed Name: Cory J. Miller
Title: Senior Vice President and Interim Chief Financial Officer