Form 10-K
period 2021-09-30
SCOTTS MIRACLE-GRO CO
filed 2021-11-23
CIK 825542

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_____________________________________
Form 10-K
_____________________________________
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended September 30, 2021
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.         ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under section 404(b) of the Sarbanes-Oxley Act (15 U.S.C.7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☑
The aggregate market value of Common Shares (the only common equity of the registrant) held by non-affiliates (for this purpose, executive officers and directors of the registrant are considered affiliates) as of April 2, 2021 (the last business day of the most recently completed second quarter) was approximately $10,247,688,750.
There were 55,155,114 Common Shares of the registrant outstanding as of November 19, 2021.
______________________________________________________________
DOCUMENTS INCORPORATED BY REFERENCE:
Portions of the definitive Proxy Statement for the registrant’s 2022 Annual Meeting of Shareholders are incorporated by reference into Part III of this Annual Report on Form 10-K. Such Proxy Statement will be filed with the Securities and Exchange Commission within 120 days of the registrant’s fiscal year ended September 30, 2021.

The Scotts Miracle-Gro Company
Annual Report on Form 10-K
For the Fiscal Year Ended September 30, 2021

PART I

ITEM 1.    BUSINESS
Company Description and Development of the Business
The discussion below describes the business conducted by The Scotts Miracle-Gro Company, an Ohio corporation (“Scotts Miracle-Gro” and, together with its subsidiaries, the “Company,” “we” or “us”), including general developments in the Company’s business during the fiscal year ended September 30, 2021 (“fiscal 2021”). For additional information on recent business developments, see “ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS” of this Annual Report on Form 10-K (“Form 10-K”).
Through our U.S. Consumer and Other segments, we are the leading manufacturer and marketer of branded consumer lawn and garden products in North America. Our products are marketed under some of the most recognized brand names in the industry. Our key consumer lawn and garden brands include Scotts® and Turf Builder® lawn fertilizer and grass seed products; Miracle-Gro® soil, plant food and insecticide, LiquaFeed® plant food and Osmocote®1 gardening and landscape products; and Ortho®, Home Defense® and Tomcat® branded insect control, weed control and rodent control products. We are the exclusive agent of the Monsanto Company, a subsidiary of Bayer AG (“Monsanto”), for the marketing and distribution of certain of Monsanto’s consumer Roundup®2 branded products within the United States and certain other specified countries. We also have a presence in similar branded consumer products in China. In addition, we own a 50% equity interest in Bonnie Plants, LLC, a joint venture with Alabama Farmers Cooperative, Inc. (“AFC”), focused on planting, growing, developing, manufacturing, distributing, marketing, and selling live plants, plant food, fertilizer and potting soil.
Through our Hawthorne segment, we are the leading manufacturer, marketer and distributor of lighting, nutrients, growing media, growing environments and hardware products for indoor and hydroponic gardening in North America. Our key brands include General Hydroponics®, Gavita®, Botanicare®, Agrolux®, Can-Filters®, Sun System®, Gro Pro®, Mother Earth®, Hurricane®, Grower’s Edge® and Hydro-Logic®.
Scotts Miracle-Gro traces its heritage to a company founded by O.M. Scott in Marysville, Ohio in 1868. In the mid-1900s, we became widely known for the development of quality lawn fertilizers and grass seeds that led to the creation of a new industry – consumer lawn care. In the 1990s, we significantly expanded our product offering with three leading brands in the U.S. home lawn and garden industry. In fiscal 1995, through a merger with Stern’s Miracle-Gro Products, Inc., which was founded by Horace Hagedorn and Otto Stern in Long Island, New York in 1951, we acquired the Miracle-Gro® brand, the industry leader in water-soluble garden plant foods. In fiscal 1999, we acquired the Ortho® brand in the United States and obtained exclusive rights to market Monsanto’s consumer Roundup® brand within the United States and other contractually specified countries, thereby adding industry-leading weed, pest and disease control products to our portfolio. Today, the Scotts®, Turf Builder®, Miracle-Gro®, Ortho® and Roundup® brands make us the most widely recognized company in the consumer lawn and garden industry in the United States. Our Hawthorne segment is the leading manufacturer, marketer and distributor of indoor and hydroponic gardening products in North America.
Business Segments
We divide our business into the following reportable segments:
•U.S. Consumer
•Hawthorne
•Other
U.S. Consumer consists of our consumer lawn and garden business located in the United States. Hawthorne consists of our indoor and hydroponic gardening business. Other primarily consists of our consumer lawn and garden business outside the United States. This division of reportable segments is consistent with how the segments report to and are managed by our Chief Executive Officer (the chief operating decision maker of the Company). In addition, Corporate consists of general and administrative expenses and certain other income and expense items not allocated to the business segments. Financial information about these segments for each of the three fiscal years ended September 30, 2021, 2020 and 2019 is presented in “NOTE 21. SEGMENT INFORMATION” of the Notes to Consolidated Financial Statements included in this Form 10-K.

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
Hydroponic hardware and growing environments: This category is designed to provide durable goods for customers to grow plants, flowers and vegetables using little or no soil. Products within this category include systems, trays, fans, filters, humidifiers, dehumidifiers, timers, instruments, water pumps, irrigation supplies and hand tools, and are marketed under the Botanicare®, Can-Filters®, Gro Pro®, Hurricane®, AeroGarden® and Hydro-Logic® brand names as well as brands owned by third parties for which we serve as distributor.
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
Marketing Agreement: We are Monsanto’s exclusive agent for the marketing and distribution of certain of Monsanto’s consumer Roundup® branded products in the United States and certain other specified countries. On May 15, 2015, we entered into an amendment (the “Marketing Agreement Amendment”) to the Amended and Restated Exclusive Agency and Marketing Agreement (as amended, the “Original Marketing Agreement”) with Monsanto and also entered into a lawn and garden brand extension agreement (the “Brand Extension Agreement”) and a commercialization and technology agreement (the “Commercialization and Technology Agreement”) with Monsanto. On August 31, 2017, in connection with the sale of our consumer lawn and garden businesses located in Australia, Austria, Belgium, Luxembourg, Czech Republic, France, Germany, Poland and the United Kingdom (the “International Business”), we entered into the Second Amended and Restated Agency and Marketing Agreement (the “Restated Marketing Agreement”) and the Amended and Restated Lawn and Garden Brand Extension Agreement – Americas (the “Restated Brand Extension Agreement”) to reflect the Company’s transfer and assignment to Exponent Private Equity LLP (“Exponent”) of the Company’s rights and responsibilities under the Original Marketing Agreement, as amended, and the Brand Extension Agreement relating to those countries and territories subject to the sale.
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

Under the terms of the Third Restated Agreement, we provide certain consumer and trade marketing program services, sales, merchandising, warehousing and other selling and marketing support for certain of Monsanto’s consumer Roundup® branded products. Among other things, the Third Restated Agreement amends the provisions of the Restated Marketing Agreement relating to commissions, contributions, noncompetition, and termination. The Company also performs other services on behalf of Monsanto, including manufacturing conversion services, pursuant to ancillary agreements. For additional details regarding the Third Restated Agreement, see “ITEM 1A. RISK FACTORS — Risks Related to Our Business — In the event the Third Restated Agreement for Monsanto’s consumer Roundup® products terminates or Monsanto’s consumer Roundup® business materially declines, we would lose a substantial source of future earnings and overhead expense absorption” of this Annual Report on Form 10-K and “NOTE 7. MARKETING AGREEMENT” of the Notes to Consolidated Financial Statements included in this Form 10-K.
COVID-19
The COVID-19 pandemic has had, and continues to have, an impact on financial markets, economic conditions, and portions of our business and industry. We have actively addressed the pandemic’s ongoing impact on our employees, operations, customers, consumers, and communities, by, among other things, implementing contingency plans, making operational adjustments where necessary, and providing assistance to organizations that support front-line workers. The first priority of our pandemic response has been and remains the health, safety and well-being of our employees. Many of our employees continue to work from home. In those instances where our employees cannot perform their work at home, we have implemented additional health and safety measures and social distancing protocols, consistent with government recommendations and/or requirements, to help to ensure their safety. In addition, we implemented an interim premium pay allowance for certain associates in our field sales force and our manufacturing or distribution centers, which has paid out nearly $50.0 million since the inception of the COVID-19 pandemic.
During fiscal 2021, we continued to experience increased demand for many of our products compared to periods before the pandemic. The extent to which the COVID-19 pandemic will impact our business, results of operations, financial condition and cash flows in the future will depend on future developments, including the duration, spread and intensity of the pandemic, our continued ability to manufacture and distribute our products, as well as any future government actions affecting consumers and the economy generally, all of which are uncertain and difficult to predict considering the rapidly evolving landscape. We are not able to predict the impact, if any, that the COVID-19 pandemic may have on the seasonality of our business.
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
Acquisitions and Divestitures
On August 13, 2021, our Hawthorne segment completed the acquisition of substantially all of the assets of Rhizoflora, Inc., manufacturer of terpene enhancing nutrient products Terpinator® and Purpinator®, for $33.7 million.
During fiscal 2021, we announced the creation of a newly formed subsidiary, The Hawthorne Collective, Inc., which will focus on strategic minority non-equity investments in areas of the cannabis industry not currently pursued by our Hawthorne segment. This initiative is designed to allow us, in the future, to participate directly in a larger marketplace as the legal environment changes over time. On August 24, 2021, we made our initial investment under this initiative in the form of a $150.0 million six-year convertible note issued to us by Toronto-based RIV Capital Inc. (“RIV Capital”) (CSE: RIV) (OTC: CNPOF), a cannabis investment and acquisition firm listed on the Canadian Securities Exchange. The note accrues interest at 2 percent annually for the first two years and provides additional follow-on investment rights. The conversion feature, which is based upon the RIV Capital closing stock price on August 9, 2021, would provide us with approximately 42 percent ownership of RIV Capital if we exercise the conversion feature. In connection with our investment, RIV Capital increased the size of its Board of Directors from four to seven members, and added three nominees of the Company to the Board of Directors. We do not have control of or an active day-to-day role in RIV Capital nor any of the companies in which RIV Capital invests. RIV Capital has agreed to use the funds for general corporate and other lawful purposes, which could include acquisitions, and has agreed that the funds will not be used in connection with or for any cannabis or cannabis-related operations in the U.S. unless and until such operations comply with all applicable U.S. federal laws. During the fourth quarter of fiscal 2021, The Hawthorne Collective, Inc. made additional minority non-equity investments of $43.1 million in other entities focused on branded cannabis and high quality genetics. These additional investments also include conversion features that would provide us with minority ownership interests in these entities if we exercise the conversion features. The additional investments include restrictions that the funds will not be used in connection with or for any cannabis or cannabis-related operations in the U.S. unless and until such operations comply with all applicable U.S. federal laws.

On August 27, 2021, our Hawthorne segment completed the acquisition of substantially all of the assets of Hydro-Logic Purification Systems, Inc., a leading provider of products, accessories and systems for water filtration and purification, for $66.7 million.
On February 26, 2021, we acquired all of the remaining outstanding shares of AeroGrow International, Inc. (“AeroGrow”) for cash consideration of $3.00 per share, or approximately $20.1 million. Prior to closing, SMG Growing Media, Inc., a wholly-owned subsidiary of Scotts Miracle-Gro, was the holder of 80.5% of the outstanding shares of AeroGrow.
During the second quarter of fiscal 2016, we entered into a Marketing, R&D and Ancillary Services Agreement (the “Services Agreement”) and a Term Loan Agreement (the “Term Loan Agreement”) with Bonnie Plants, Inc. and AFC, pursuant to which we provided financing and certain services to Bonnie’s business of planting, growing, developing, manufacturing, distributing, marketing, and selling to retail stores throughout the United States live plants, plant food, fertilizer and potting soil (the “Bonnie Business”), and that included options beginning in fiscal 2020 that provided for either (i) the Company to increase its economic interest in the Bonnie Business or (ii) AFC and Bonnie to repurchase the Company’s economic interest in the Bonnie Business (collectively, the “Bonnie Option”). On December 31, 2020, pursuant to the terms of the Contribution and Unit Purchase Agreement between us and AFC, we acquired a 50% equity interest in a newly formed joint venture with AFC (“Bonnie Plants, LLC”) in exchange for cash payments of $102.3 million, as well as non-cash investing activities that included forgiveness of our outstanding loan receivable with AFC and surrender of the Bonnie Option.
Refer to “NOTE 8. ACQUISITIONS AND INVESTMENTS” of the Notes to the Consolidated Financial Statements included in this Form 10-K for more information regarding these acquisitions and investments.
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
The majority of our shipments to customers are made via common carriers, our own private fleet or through distributors in the United States. We primarily utilize third parties to manage the key distribution centers for our consumer lawn and garden business, which are strategically located across the United States and Canada. For our Hawthorne business, we primarily self-manage distribution centers across the United States and Canada. Growing media products are generally shipped direct-to-store without passing through a distribution center.
Raw Materials
We purchase raw materials for our products from various sources. We are subject to market risk as a result of the fluctuating prices of raw materials, including urea and other fertilizer inputs, resins, diesel, gasoline, natural gas, sphagnum peat, bark and grass seed. Our objectives surrounding the procurement of these materials are to ensure continuous supply, minimize costs and improve predictability. We seek to achieve these objectives through negotiation of contracts with favorable terms directly with vendors. When appropriate, we commit to purchase a certain percentage of our needs in advance of the lawn and garden season to secure pre-determined prices. We also hedge certain commodities, particularly diesel, resin and urea, to improve cost predictability and control. Sufficient raw materials were available during fiscal 2021.
Trademarks, Patents, Trade Secrets and Licenses
We believe that our trademarks, patents, trade secrets and licenses provide us with significant competitive advantages. We pursue a vigorous trademark protection strategy consisting of registration, renewal and maintenance of key trademarks and proactive monitoring and enforcement activities to protect against infringement. The Scotts®, Miracle-Gro®, Ortho®, Tomcat®, Hyponex®, Earthgro®, General Hydroponics®, Gavita®, Botanicare®, Agrolux®, Sun System®, Mother Earth® and Can-Filters® brand names and logos, as well as a number of product trademarks, including Turf Builder®, EZ Seed®, Organic Choice®, Home Defense Max®, Nature Scapes®, and Weed B Gon® are registered in the United States and/or internationally and are considered material to our business.
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

Seasonality and Backlog
Our North America consumer lawn and garden business is highly seasonal, with more than 75% of our annual net sales occurring in our second and third fiscal quarters combined. Our annual sales for this business are further concentrated in our second and third fiscal quarters by retailers who rely on our ability to deliver products closer to when consumers buy our products, thereby reducing retailers’ pre-season inventories.
We anticipate significant orders for the upcoming spring season will start to be received late in the winter and continue through the spring season. Historically, substantially all orders have been received and shipped within the same fiscal year with minimal carryover of open orders at the end of the fiscal year.
Significant Customers
Home Depot and Lowe’s are our two largest customers and are the only customers that individually represent more than 10% of reported consolidated net sales during any of the three most recent fiscal years. For additional details regarding significant customers, see “ITEM 1A. RISK FACTORS — Risks Related to Our Business — Because of the concentration of our sales to a small number of retail customers, the loss of one or more of, or a significant reduction in orders from, our top customers could adversely affect our financial results” of this Annual Report on Form 10-K and “NOTE 21.  SEGMENT INFORMATION” of the Notes to Consolidated Financial Statements included in this Annual Report on Form 10-K.
Competitive Marketplace
The markets in which we sell our products are highly competitive. We compete primarily on the basis of brand strength, product innovation, product quality, product performance, advertising, value, supply chain competency, field sales support, in-store sales support and the strength of our relationships with major retailers and distributors.
In the lawn and garden, pest control and indoor gardening and hydroponic markets, our products compete against private-label as well as branded products. Primary competitors include Spectrum Brands Holdings, Inc., Central Garden & Pet Company, Enforcer Products, Inc., Kellogg Garden Products, Oldcastle Retail, Inc., Lebanon Seaboard Corporation, Reckitt Benckiser Group plc, FoxFarm Soil & Fertilizer Company, Nanolux Technology, Inc., Sun Gro Horticulture, Inc., Advanced Nutrients, Ltd. and Hydrofarm Holdings Group, Inc. In addition, we face competition from smaller regional competitors that operate in many of the areas where we compete.
In Canada, we face competition in the lawn and garden market from Premier Tech Ltd. and a variety of local companies including private label brands.
Research and Development
We continually invest in research and development, both in the laboratory and at the consumer level, to improve our products, manufacturing processes, packaging and delivery systems. Spending on research and development was $45.4 million, $39.7 million and $39.6 million in fiscal 2021, fiscal 2020 and fiscal 2019, respectively, including product registration costs of $12.3 million, $11.0 million and $11.0 million, respectively. In addition to the benefits of our own research and development, we actively seek ways to leverage the research and development activities of our suppliers and other business partners.
Regulatory Considerations
National, state and local laws and regulations affect the manufacture, sale, distribution, use and/or application of our products in several ways. For example, in the United States, all pesticide products must comply with the Federal Insecticide, Fungicide, and Rodenticide Act (“FIFRA”), and most pesticide products require registration with the U.S. Environmental Protection Agency (the “U.S. EPA”) and similar state agencies before they can be sold or distributed. In addition, the use of certain pesticide products is regulated by various local, state and federal environmental and/or public health agencies. These regulations may include requirements that only certified or professional users apply the product, that certain products be used only on certain types of locations (such as “not for use on sod farms or golf courses”), may require users to post notices on properties to which products have been or will be applied, may require notification to individuals in the vicinity that products will be applied in the future, or may ban the use of certain ingredients or categories of products altogether. Analogous regulatory regimes apply to certain pesticides that we sell or distribute in other countries.
Fertilizer and growing media products are also subject to state and foreign regulations, as well, some of which require registration, mandate labeling requirements, and/or govern the sale and distribution of the products. Our grass seed products are regulated in the U.S. by the Federal Seed Act and various state regulations. In addition, federal, state and foreign agencies regulate the disposal, transport, handling and storage of waste, the remediation of contaminated sites, air and water discharges from our facilities, and workplace health and safety.
State, federal and foreign authorities generally require growing media facilities to obtain permits (sometimes on an annual basis) relating to site-specific conditions and/or activities. For example, permits must be obtained in order to harvest peat and to discharge storm water run-off or water pumped from peat deposits. The permits typically specify the condition in which the property must be left after the peat is fully harvested, with the residual use typically being natural wetland habitats combined with open water areas. We are generally required by these permits to limit our harvesting and to restore the property consistent with the intended residual use. In some locations, these facilities have been required to create water retention ponds to control the sediment content of discharged water.
In addition, on October 18, 2021, the Biden Administration announced a multi-agency plan to address per- and polyfluoroalkyl substances (“PFAS”) contamination nationwide. Agencies, including the U.S. EPA, the Department of Defense, the Food and Drug Administration, the U.S. Department of Agriculture, the Department of Homeland Security, and the Department of Health and Human Services, will take actions to prevent the release of PFAS into the air, drinking systems, and food supply and to expand cleanup efforts to remediate the impacts of PFAS pollution. As part of this announcement, the U.S. EPA released its PFAS Strategic Roadmap: EPA’s Commitments to Action 2021-2024, which sets timelines by which the U.S. EPA plans to take specific actions during the first term of the Biden Administration. It is possible that some of these actions may have an impact – direct or indirect – on our business.
The growth and expansion of our business has expanded the regulatory oversight to which we are subject. As we enters new product categories and/or new jurisdictions, we expect there will be additional applicable federal, state and foreign regulatory considerations.
For more information regarding how compliance with local, state, federal and foreign laws and regulations may affect us, see “ITEM 1A. RISK FACTORS — Risks Related to Regulation of Our Company — Compliance with environmental and other public health regulations or changes in such regulations or regulatory enforcement priorities could increase our costs of doing business or limit our ability to market all of our products” of this Annual Report on Form 10-K.
Regulatory Matters
We are subject to various environmental proceedings, the majority of which are for site remediation. At September 30, 2021, $3.6 million was accrued for such environmental matters. During fiscal 2021, fiscal 2020 and fiscal 2019, we expensed $0.5 million, $0.5 million and $1.4 million, respectively, for such environmental matters. We had no material capital expenditures during the last three fiscal years related to environmental or regulatory matters.
Human Capital
We believe our culture and commitment to our associates provides unique value to us and our shareholders. Every associate, and every job, is important to our success and helping us achieve our purpose. We seek to create an environment that values the health, safety and wellness of our teams, and we work to equip them with the knowledge and skills to serve our business and develop in their careers.
This discussion includes information regarding human capital matters that we believe may be of interest to shareholders generally. We recognize that certain other stakeholders (such as customers, employees and non-governmental organizations), as well as certain of our shareholders, may be interested in more detailed information on these topics. We encourage you to review the “People” section of our 2021 Corporate Responsibility Report, located in the Investor Relations section of our website at www.scottsmiraclegro.com, for more detailed information regarding our human capital programs and initiatives.
Associates
As of September 30, 2021, we employed approximately 7,300 employees worldwide. During peak sales and production periods in fiscal 2021, our personnel (all approximate) numbered 8,800, comprised of 7,400 associates including seasonal associates, with the remaining 1,400 consisting of temporary labor. During fiscal 2021, we employed a total of 2,400 full-time and seasonal in-store associates within the United States to help our retail partners merchandise their lawn and garden departments directly to consumers of our products.
Engagement
We utilize engagement surveys to develop action plans, invite external thought leaders to speak on topics of importance and provide forums for associates to dialogue with leadership and develop together. In addition, our leadership team also holds regular town hall meetings to share and receive information with our associates.
Employee Resource Groups
Our Employee Resource Groups (“ERGs”) are voluntary, associate-led groups usually formed by people with a common affinity such as gender, race, national origin, sexual orientation, military status or other attributes. Each ERG establishes a mission to positively impact the business. ERGs are open to any associate regardless of race, national origin or other demographics. Our ERGs consist of the Scotts Women’s Network, the Scotts Black Employees Network, the Scotts Veterans Network, the Scotts Young Professionals, Scotts GroPride, Scotts Associates for a Greener Earth and Scotts Family Tree.

Diversity
We foster a safe, healthy and inclusive workplace culture that permits all associates to thrive. This means cultivating a diverse and inclusive workplace that reflects the communities where we operate. We value our associates’ diversity from gender, race, national origin and sexual orientation to thoughts, interests, languages and beliefs. We encourage associates to leverage their varied life experiences to build a strong organization.
Training and Professional Development
Training is an integral part of developing and retaining our associates and creating a culture of leadership within the Company. As part of our standard onboarding program, associates take more than 10 hours of training covering our commitment to leadership, ethics and our values. We also train all of our associates on important environmental health and safety topics to help ensure we protect our people and our environment as we operate our business. Associates are encouraged to participate in a variety of Company provided learning resources including: online business skills courses; onsite classroom events; professional development events; external training programs based on individual needs; business-led enterprise leader learning events; and a tuition assistance program.
Compensation and Benefits
Our commitment to our associates starts with benefit and compensation programs that value the contributions our associates make and offers physical, financial and personal health programs to associates and their families. We recognize financial stability is a critical component to our associates’ well-being. In addition to competitive pay, we offer a generous 401(k) match and other performance-based financial programs for our associates who are not incentive-eligible. Our physical health programs, like our medical and dental coverage, help our associates to feel their best on the job and at home. Associates and their families at our Marysville, Ohio location can utilize our wellness center and we reimburse fitness club memberships for associates at other locations. A newly launched cancer support program provides associates and their families access to resources to help them through the cancer experience as a patient or caregiver.
Specific examples of our commitment to our associates include:
•Our decision to allocate a percentage of the savings from the 2019 Tax Cuts and Jobs Act to associates by increasing our 401(k) company match. Our 401(k) participation rate at the end of fiscal 2021 was 91% for our full-time non-seasonal associates.
•We established an annual 401(k) profit-sharing matching program whereby if we reach or exceed profitability targets in a given year, certain U.S. associates not eligible for annual bonuses may receive a 401(k) profit-sharing matching contribution early the following year.
•We make ownership of Company stock a reality for as many of our associates as possible through our Discounted Stock Purchase Program (“DSPP”). The DSPP provides a unique opportunity for our associates to buy our Common Shares at a 15% discount.
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
For example, our Centennial plant in Vancouver, Washington, which opened in 2018, provides a cool, well-ventilated working environment filled with natural light that associates report contributes positively to their well-being. We are embarking on a multi-year capital improvement project at our largest manufacturing facility in Marysville, Ohio, where the upgrades will support our growth while also enhancing the health and safety of our frontline associates.
Information Systems
We understand the critical nature of measurable data and insights from a human capital perspective. We leverage a cloud-based human capital management software solution that unifies our wide range of human relations functionality onto one single platform. This allows support for the entire enterprise with qualitative and quantitative analytics specific to associate transactions, processes and programs, thereby creating a culture where data and analytics are the norm.

Environmental, Social and Governance
All of our stakeholders are essential to our business – shareholders, customers, suppliers, employees, communities as well as the environment and society. We are working to make our workforce more inclusive, our business more sustainable, and our communities more engaged by maintaining strong environmental, social and governance (“ESG”) practices.
In fiscal 2021, we demonstrated our ongoing ESG commitment by publishing our 10th Corporate Responsibility Report, prepared in accordance with the Global Reporting Initiative (“GRI”) Standards: Core option. This report provides detailed information regarding our ESG strategy, focus areas and governance structure. The Company’s ESG focus areas are Product Stewardship and Safety, Operations and Supply Chain, Associate Engagement and Wellness, Community Engagement and Governance and Transparency. The Company is developing a regime for benchmarking, goal setting and continuous improvement around these focus areas.
In addition, we published several ESG-related policies and statements on our corporate website, which can be found at https://scottsmiraclegro.com/environmental-social-and-governance. These policies and statements address environmental, health and safety and human rights concerns. Further ESG initiatives in fiscal 2021 included responding to the Carbon Disclosure Project’s climate questionnaire, completing the S&P Corporate Sustainability Assessment and participation in the Human Rights Campaign’s Corporate Equality Index annual benchmarking survey.
Website and General Information
We maintain a website at http://investor.scotts.com. Information on our websites will not be deemed incorporated by reference into, and do not form any part of, this Form 10-K or any other report or document that we file with or furnish to the SEC. We file reports with the SEC and make available, free of charge, on or through our website, our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, as well as our proxy and information statements, as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC.

ITEM 1A.    RISK FACTORS
Cautionary Note Regarding Forward-Looking Statements
This Annual Report on Form 10-K, including the exhibits hereto and the information incorporated by reference herein, as well as our 2021 Annual Report to Shareholders (our “2021 Annual Report”), contain “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which are subject to risks and uncertainties. Information regarding activities, events and developments that we expect or anticipate will or may occur in the future, including, but not limited to, information relating to our future growth and profitability targets and strategies designed to increase total shareholder value, are forward-looking statements based on management’s estimates, assumptions and projections. Forward-looking statements also include, but are not limited to, statements regarding our future economic and financial condition and results of operations, the plans and objectives of management and our assumptions regarding our performance and such plans and objectives, as well as the amount and timing of repurchases of our Common Shares or other uses of cash flows. Forward-looking statements generally can be identified through the use of words such as “guidance,” “outlook,” “projected,” “believe,” “target,” “predict,” “estimate,” “forecast,” “strategy,” “may,” “goal,” “expect,” “anticipate,” “intend,” “plan,” “foresee,” “likely,” “will,” “should” and other similar words and variations.
Forward-looking statements contained in this Annual Report on Form 10-K and our 2021 Annual Report are predictions only and actual results could differ materially from management’s expectations due to a variety of factors, including those described below. All forward-looking statements attributable to us or persons working on our behalf are expressly qualified in their entirety by such risk factors.
The forward-looking statements that we make in this Annual Report on Form 10-K and our 2021 Annual Report are based on management’s current views and assumptions regarding future events and speak only as of their dates. We disclaim any obligation to update developments of these risk factors or to announce publicly any revisions to any of the forward-looking statements that we make, or to make corrections to reflect future events or developments, except as required by the federal securities laws.

Risks Related to Our Business
The effects of the ongoing coronavirus (COVID-19) pandemic and any possible recurrence of other similar types of pandemics, or any other widespread public health emergencies, could have a material adverse effect on our business, results of operations, financial condition and/or cash flows.
The World Health Organization recognized COVID-19 as a public health emergency of international concern on January 30, 2020 and as a global pandemic on March 11, 2020. Public health responses have included national pandemic preparedness and response plans, travel restrictions, quarantines, curfews, event postponements and cancellations and closures of facilities including local schools and businesses. There have been increases in COVID-19 cases in many areas caused by a combination of the potentially more contagious “Delta” variant of the virus, as well as vaccine hesitancy and low vaccination rates in many areas of the U.S. This development increases the possibility of further shutdowns, production delays, staffing and resource challenges which could materially harm our financial condition and results of operations. The global pandemic and actions taken to contain COVID-19 have disrupted the global economy and financial markets.
We have actively addressed the pandemic’s ongoing impact on our employees, operations, customers, consumers, and communities, by, among other things, implementing contingency plans, making operational adjustments where necessary, and providing assistance to organizations that support front-line workers. The first priority of our pandemic response has been and remains the health, safety and well-being of our employees. Many of our employees continue to work from home. In those instances where our employees cannot perform their work at home, we have implemented additional health and safety measures and social distancing protocols, consistent with government recommendations and/or requirements, to help to ensure their safety. In addition, we implemented an interim premium pay allowance for certain associates in our field sales force and our manufacturing or distribution centers. While we believe that these efforts should enable us to maintain our operations during the COVID-19 pandemic, we can provide no assurance that we will be able to do so as a result of the unpredictability of the ultimate impact of the COVID-19 pandemic, including the responses of local, state, federal and foreign governmental authorities to the pandemic.
The extent to which the COVID-19 pandemic will ultimately impact our business, results of operations, financial condition and cash flows depends on future developments that are highly uncertain, rapidly evolving and difficult to predict at this time, including:
•the duration, spread and intensity of the pandemic;
•the availability, usage and effectiveness of vaccines or alternative treatments;
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
•the impact of the COVID-19 pandemic on the financial and credit markets and economic activity generally, including our ability to maintain compliance with financial covenants, access lending, capital markets, and other sources of liquidity when needed on reasonable terms or at all;
•higher costs of labor, commodities, components, parts and accessories and/or transportation related costs;
•employee attrition resulting from vaccine mandates; and
•the demand for our products, which may be impacted by, among other things, the temporary inability of consumers to purchase our products due to illness, quarantine, travel restrictions or financial hardship, shifts in short- or long-term consumer behavior including moving from one or more of our more discretionary and profitable products to less profitable products, or stockpiling and similar pantry-loading activity that could negatively impact future demand.
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
We sell certain of our products over the Internet through our online store and other e-commerce retail platforms, which represents a growing percentage of our overall net sales. The success of our e-commerce business depends on our investment in these platforms, consumer preferences and buying trends relating to e-commerce, and our ability to both maintain the continuous operation of our online store and our fulfillment operations that support both our own and retail e-commerce platforms. It is essential that these platforms provide a shopping experience that will generate orders and return visits to the respective platforms.
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
Our future success depends on creating and successfully competing in markets for our products including our ability to improve our existing product lines and products and to develop and manufacture new product lines and products to meet evolving consumer needs. We cannot provide any assurance that we will be successful in developing and manufacturing new product lines and products or product innovations that satisfy consumer needs or achieve market acceptance, or that we will develop, manufacture and market new product lines and products or product innovations in a timely manner. If we fail to successfully develop and manufacture new product lines and products or product innovations, our ability to maintain or grow our market share may be adversely affected, which could materially adversely affect our business, financial condition and results of operations. In addition, the development and introduction of new product lines and products and product innovations require substantial research and development expenditures, which we may be unable to recoup if such new product lines, products or innovations do not achieve market acceptance.
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
Our top two retail customers together accounted for 39% of our fiscal 2021 net sales and 42% of our outstanding accounts receivable as of September 30, 2021. The loss of, or reduction in orders from, our top two retail customers, Home Depot and Lowe’s, or any other major customer for any reason (including, for example, changes in a retailer’s strategy, claims or allegations that our products or products we market on behalf of third parties are unsafe, a decline in consumer demand, regulatory, legal or other external pressures or a change in marketing strategy) could have a material adverse effect on our business, financial condition, results of operations and cash flows, as could customer disputes regarding shipments, fees, merchandise condition or related matters. Our inability to collect accounts receivable from one of our major customers, or a significant deterioration in the financial condition of one of these customers, including a bankruptcy filing or a liquidation, could also have a material adverse effect on our financial condition, results of operations and cash flows.
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
Our manufacturing operations, including our reliance on third-party manufacturers, could harm our business.
We may not be able to maintain or develop efficient, low-cost manufacturing capability and processes that will enable us to meet the quality, price, design and product standards or production volumes required to successfully manufacture our products. Even if we are successful in maintaining and developing our manufacturing capabilities and processes, we may not be able to do so in time to satisfy the requirements of our customers.
We rely on third parties to manufacture certain products. This reliance generates a number of risks, including decreased control over the production and related processes, which could lead to production delays or interruptions and inferior product quality control. In addition, performance problems at these third-party manufacturers could lead to cost overruns, shortages or other problems, which could increase our costs of production or result in delivery shortages or delays to our customers.
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
We import many of our raw materials and finished goods from countries outside of the United States, including but not limited to China. Our import operations are subject to complex customs laws, regulations, tax requirements, and trade regulations, such as tariffs set by governments, either through mutual agreements or bilateral actions. Tariffs on goods imported into the U.S., particularly goods from China, have increased the cost of the goods we purchase. Additional tariffs could be imposed by the U.S. with relatively short notice to us. These governmental actions could have, and any similar future actions may have, a material adverse effect on our business, financial condition and results of operations. The overall effect of these risks is that our costs may increase, which in turn may result in lower profitability if we are unable to offset such increases through higher prices, and/or that we may suffer a decline in sales if our customers do not accept price increases.
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
Operations at our and our suppliers’ facilities are subject to disruption for a variety of reasons, including fire, flooding or other natural disasters, disease outbreaks or pandemics, acts of war, terrorism, government shut-downs and work stoppages. A significant interruption in the operation of our or our suppliers’ facilities, including as a result of COVID-19, could significantly impact our capacity to produce products and service our customers in a timely manner, which could have a material adverse effect on our revenues, earnings and financial position. This is especially true for those products that we manufacture at a limited number of facilities, such as our fertilizer and liquid products.
Disruptions to transportation channels that we use to distribute our products may adversely affect our margins and profitability.
We may experience disruptions to the transportation channels used to distribute our products, including increased congestion, a lack of transportation capacity, increased fuel expenses, import or export controls or delays, and labor disputes or shortages. Disruptions in our trucking capacity may result in reduced sales or increased costs, including the additional use of more expensive or less efficient alternatives to meet demand. Congestion can affect previously negotiated contracts with shipping companies, resulting in unexpected increases in shipping costs, reduction in our profitability or reduced sales. For example, the COVID-19 pandemic and resulting shifts in demand or changes in our extended supply chain has resulted in several disruptions and delays, as well as quantity limits and price increases, in our transportation channels.
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
Climate change and unfavorable weather conditions could adversely impact financial results.
Climate change continues to receive increasing global attention. The possible effects of climate change could include changes in rainfall patterns, water shortages, changing storm patterns and intensities, changing temperature levels and changes in legislation, regulation and international accords all of which could adversely impact our costs and business operations and the supply and demand for weather sensitive products such as fertilizer, garden soils and pesticide products. In addition, fluctuating climatic conditions may result in unpredictable modifications in the manner in which consumers garden or their attitudes towards gardening, making it more difficult for us to provide appropriate products to appropriate markets in time to meet consumer demand.
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
•restrictive actions by multinational governing bodies, foreign governments or subdivisions thereof;
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
If we (i) become insolvent, (ii) commit a material breach, material fraud or material willful misconduct under the Third Restated Agreement, (iii) experience a change of control of the Company (subject to certain exceptions), or (iv) impermissibly assign our rights or delegate our obligations under the Third Restated Agreement, Monsanto may terminate the Third Restated Agreement without paying a termination fee to the Company, subject to certain terms and conditions as set forth in the applicable agreements. In addition, if Program EBIT (as defined in the Third Restated Agreement) falls below $50 million in any program year, Monsanto may terminate the Third Restated Agreement without paying a termination fee to the Company, subject to certain terms and conditions as set forth in the applicable agreements.
Monsanto may also terminate the Third Restated Agreement in the event of (a) a change of control of Monsanto or a sale of the Roundup® business effective at the end of the fifth full year after providing notice of termination, subject to certain terms and conditions as set forth in the applicable agreements, or (b) Monsanto’s decision to decommission the permits, licenses and registrations needed for, and the trademarks, trade names, packages, copyrights and designs used in, the sale of the Roundup® products in the lawn and garden market (a “Brand Decommissioning Event”), but, in each case, Monsanto would have to pay a termination fee to the Company.
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
Risks Related to Our M&A, Lending and Financing Activities
Acquisitions, other strategic alliances and investments could result in operating difficulties, dilution, and other harmful consequences that may adversely impact our business and results of operations.
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
As part of our strategic initiatives, we have provided financing to buyers of certain business assets we have sold and to certain strategic partners. Our exposure to credit losses on these financing balances and strategic investments will depend on the financial condition of these counterparties as well as legal, regulatory and macroeconomic factors beyond our control, such as deteriorating conditions in the world economy or in the industries served by the borrowers and federal legalization of the U.S. cannabis market. While we monitor our exposure, there can be no guarantee we will be able to successfully mitigate all of these risks. Credit losses, if significant, could have a material adverse effect on our business, financial condition, results of operations and cash flows.
Our indebtedness could limit our flexibility and adversely affect our financial condition.
As of September 30, 2021, we had $2,315.3 million of debt and $1,480.2 million in available borrowings under our credit facility. Our inability to meet restrictive financial and non-financial covenants associated with that debt, or to generate sufficient cash flow to repay maturing debt, could adversely affect our financial condition. For example, our debt level could:
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
Our ability to make payments on or to refinance our indebtedness, fund planned capital expenditures and acquisitions, pay dividends and make repurchases of our Common Shares will depend on our ability to generate cash in the future which, to some extent, is subject to general economic, financial, competitive, legislative, regulatory and other factors that are beyond our control. We cannot provide any assurance that our business will generate sufficient cash flow from operating activities or that future borrowings will be available to us under our credit facility in amounts sufficient to enable us to pay our indebtedness or to fund our other liquidity needs.
In addition, our credit facility and the indentures governing our 5.250% Senior Notes due 2026 (the “5.250% Senior Notes”), our 4.500% Senior Notes due 2029 (the “4.500% Senior Notes”), our 4.000% Senior Notes due 2031 (the “4.000% Senior Notes”) and our 4.375% Senior Notes due 2032 (the “4.375% Senior Notes”) contain restrictive covenants and cross-default provisions. Our credit facility also requires us to maintain specified financial ratios. Our ability to comply with those covenants and satisfy those financial ratios can be affected by events beyond our control including prevailing economic, financial and industry conditions. A breach of any of those financial ratio covenants or other covenants could result in a default. In the event of such default, the holders of such indebtedness could elect to declare all the funds borrowed thereunder to be due and payable, together with accrued and unpaid interest, and could cease making further loans and institute foreclosure proceedings against our assets. We cannot provide any assurance that the holders of such indebtedness would waive a default or that we could pay the indebtedness in full if it were accelerated.
Subject to compliance with certain covenants under our credit facility and the indentures governing the 5.250% Senior Notes, the 4.500% Senior Notes, the 4.000% Senior Notes and the 4.375% Senior Notes, we may incur additional debt in the future. If we incur additional debt, the risks described above could intensify.
Changes in credit ratings issued by nationally recognized statistical rating organizations (NRSROs) could adversely affect our cost of financing and the market price of our 5.250% Senior Notes, 4.500% Senior Notes, 4.000% Senior Notes and 4.375% Senior Notes.
NRSROs rate the 5.250% Senior Notes, the 4.500% Senior Notes, the 4.000% Senior Notes, the 4.375% Senior Notes and the Company based on factors that include our operating results, actions that we take, their view of the general outlook for our industry and their view of the general outlook for the economy. Actions taken by the NRSROs can include maintaining, upgrading or downgrading the current rating or placing us on a watch list for possible future downgrading. Downgrading the credit rating of the 5.250% Senior Notes, the 4.500% Senior Notes, the 4.000% Senior Notes or the 4.375% Senior Notes or placing us on a watch list for possible future downgrading could increase our cost of financing, limit our access to the capital markets and have an adverse effect on the market price of the 5.250% Senior Notes, the 4.500% Senior Notes, the 4.000% Senior Notes and the 4.375% Senior Notes.
Uncertainty regarding the LIBOR replacement process and expected discontinuance of LIBOR may adversely impact our current or future debt obligations, including under our credit facility and certain hedging arrangements.
Certain of our debt obligations and instruments, including our credit facility and certain hedging arrangements, use the London Interbank Offered Rate (“LIBOR”) as a reference rate for establishing the variable interest rate applicable to such debt obligations and instruments. On July 27, 2017, the United Kingdom’s Financial Conduct Authority, which regulates LIBOR, announced that it intends to phase out LIBOR by the end of 2021. However, for U.S. dollar LIBOR, the cessation date has been deferred to June 30, 2023 for the most commonly used tenors (overnight and one, three and six months). This extension to 2023 means that many legacy U.S. dollar LIBOR contracts would terminate before related LIBOR rates cease to be published. The Federal Reserve System, in conjunction with the Alternative Reference Rates Committee, has recommended the replacement of LIBOR with a new index, calculated by short-term repurchase agreements collateralized by U.S. Treasury securities, called the Secured Overnight Financing Rate (“SOFR”). At this time, it is not certain that SOFR will prevail as the primary LIBOR replacement.
If LIBOR ceases to exist, we may need to renegotiate our credit facility since it utilizes LIBOR as a reference rate in determining the applicable interest rate. Our credit facility specifies that if it is not possible to ascertain LIBOR or certain other circumstances exist, we will endeavor to establish with the agent an alternative rate of interest that gives due consideration to the then prevailing market convention for determining a rate of interest for syndicated credit facilities in the United States at such time, which alternative rate shall not be objected to by a majority of lenders under our credit facility within a specified period of time. If we are not able to agree on an alternative rate of interest under our credit facility, then our indebtedness under the credit facility will bear interest with reference to the alternate base rate.
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
Risks Related to Regulation of Our Company
Compliance with environmental and other public health regulations or changes in such regulations or regulatory enforcement priorities could increase our costs of doing business or limit our ability to market all of our products.
Local, state, federal and foreign laws and regulations relating to environmental matters affect us in several ways. All pesticide products sold in the United States must comply with FIFRA and most must be registered with the U.S. EPA and similar state agencies. Our inability to obtain or maintain such registrations, or the cancellation of any such registration of our products, could have an adverse effect on our business, the severity of which would depend on a variety of factors, including the product(s) involved, whether another product could be substituted and whether our competitors were similarly affected. We attempt to anticipate regulatory developments and maintain registrations of, and access to, substitute active ingredients, but there can be no assurance that we will be able to avoid or reduce these risks. In addition, in Canada, regulations have been adopted by several provinces that substantially restrict our ability to market and sell certain of our consumer pesticide products.
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
In addition, the use of certain fertilizer and pesticide products (including pesticide products that contain glyphosate) is regulated by various local, state, federal and foreign environmental and public health agencies. These regulations may, among other things, ban the use of certain ingredients contained in such products or require (i) that only certified or professional users apply the product, (ii) that certain products be used only on certain types of locations, (iii) users to post notices on properties to which products have been or will be applied, and/or (iv) notification to individuals in the vicinity that products will be applied in the future. Even if we are able to comply with all such regulations and obtain all necessary registrations and licenses, we cannot provide assurance that our products, particularly pesticide products, will not cause or be alleged to cause injury to the environment or to people under all circumstances, particularly when used improperly or contrary to instructions. The costs of compliance, remediation or products liability have adversely affected operating results in the past and could materially adversely affect future quarterly or annual operating results.
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
In addition to the regulations already described, local, state, federal and foreign agencies regulate the disposal, transport, handling and storage of waste, the remediation of contaminated sites, air and water discharges from our facilities, and workplace health and safety. Under certain environmental laws, we may be liable for the costs of investigation and remediation of the presence of certain regulated materials, as well as related costs of investigation and remediation of damage to natural resources, at various properties, including our current and former properties as well as offsite waste handling or disposal sites that we have used. Liability may be imposed upon us without regard to whether we knew of or caused the presence of such materials and, under certain circumstances, on a joint and several basis. There can be no assurances that the presence of such regulated materials at any such locations, or locations that we may acquire in the future, will not result in liability to us under such laws or expose us to third-party actions such as tort suits based on alleged conduct or environmental conditions.
The adequacy of our current non-FIFRA compliance-related environmental accruals and future provisions depends upon our operating in substantial compliance with applicable environmental and public health laws and regulations, as well as the assumptions that we have both identified all of the significant sites that must be remediated and that there are no significant conditions of potential contamination that are unknown to us. A significant change in the facts and circumstances underlying these assumptions or in current enforcement policies or requirements, or a finding that we are not in substantial compliance with applicable environmental and public health laws and regulations, could have a material adverse effect on future environmental capital expenditures and other environmental expenses, as well as our financial condition, results of operations and cash flows.
In addition, on October 18, 2021, the Biden Administration announced a multi-agency plan to address PFAS contamination nationwide. Agencies, including the U.S. EPA, the Department of Defense, the Food and Drug Administration, the U.S. Department of Agriculture, the Department of Homeland Security, and the Department of Health and Human Services, will take actions to prevent the release of PFAS into the air, drinking systems, and food supply and to expand cleanup efforts to remediate the impacts of PFAS pollution. As part of this announcement, the U.S. EPA released its PFAS Strategic Roadmap: EPA’s Commitments to Action 2021-2024, which sets timelines by which the U.S. EPA plans to take specific actions during the first term of the Biden Administration. It is possible that some of these actions may have an impact – direct or indirect – on our business. Until further detail is provided, we cannot predict the outcome or the severity of the impact of these proposed actions.
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
Risks Related to Our Common Shares
Hagedorn Partnership, L.P. beneficially owns approximately 26% of our Common Shares and can significantly influence decisions that require the approval of shareholders.
Hagedorn Partnership, L.P. beneficially owned approximately 26% of our outstanding Common Shares on a fully diluted basis as of November 19, 2021. As a result, it has sufficient voting power to significantly influence the election of directors and the approval of other actions requiring the approval of our shareholders, including entering into certain business combination transactions. In addition, because of the percentage of ownership and voting concentration in Hagedorn Partnership, L.P., elections of our board of directors will generally be within the control of Hagedorn Partnership, L.P. While all of our shareholders are entitled to vote on matters submitted to our shareholders for approval, the concentration of our Common

Shares and voting control presently lies with Hagedorn Partnership, L.P. As such, it would be difficult for shareholders to propose and have approved proposals not supported by Hagedorn Partnership, L.P. Hagedorn Partnership, L.P.’s interests could differ from, or conflict with, the interests of other shareholders.
While we have, over the past few years, increased the rate of cash dividends on, and engaged in repurchases of, our Common Shares, any future decisions to reduce or discontinue paying cash dividends to our shareholders or repurchasing our Common Shares pursuant to our previously announced repurchase program could cause the market price for our Common Shares to decline.
Our payment of quarterly cash dividends on and repurchase of our Common Shares pursuant to our stock repurchase program are subject to, among other things, our financial position and results of operations, available cash and cash flow, capital requirements, credit facility provisions and other factors. We have, over the past few years, increased the rate of cash dividends on, and repurchases of, our Common Shares. In the fourth quarter of fiscal 2021, we increased the amount of our quarterly cash dividend by 6% to $0.66 per Common Share. On February 6, 2020, the Scotts Miracle-Gro Board of Directors authorized a new share repurchase program allowing for repurchases of up to $750.0 million of Common Shares from April 30, 2020 through March 25, 2023. The total remaining share repurchase authorization as of September 30, 2021 is $636.9 million.
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
The following is a summary of owned and leased properties by country:

Location	Owned	Leased
United States	35	83
Canada	9	14
China	—	4
The Netherlands	—	2
Total	44	103
We own or lease 72 manufacturing properties, 27 distribution properties and 4 research and development properties in the United States. We own or lease 20 manufacturing and 1 distribution property in Canada, 1 manufacturing property in the Netherlands and 1 manufacturing property in China. Most of the manufacturing properties, which include growing media properties and peat harvesting properties, have production lines, warehouses, offices and field processing areas.

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

ITEM 4.    MINE SAFETY DISCLOSURE
Not Applicable.

SUPPLEMENTAL ITEM. EXECUTIVE OFFICERS OF THE REGISTRANT
The executive officers of Scotts Miracle-Gro, their positions and, as of November 19, 2021, their ages and years with Scotts Miracle-Gro (and its predecessors) are set forth below.

Name	Age	Position(s) Held	Years with Company
James Hagedorn	66	Chief Executive Officer and Chairman of the Board	34
Michael C. Lukemire	63	President and Chief Operating Officer	25
Christopher J. Hagedorn	37	Division President	10
James D. King	58	Executive Vice President, Chief Communications Officer	20
Cory J. Miller	48	Executive Vice President and Chief Financial Officer	21
Ivan C. Smith	52	Executive Vice President, General Counsel, Corporate Secretary and Chief Compliance Officer	18
Denise S. Stump	67	Executive Vice President, Global Human Resources and Chief Ethics Officer	21
Executive officers serve at the discretion of the Board of Directors of Scotts Miracle-Gro and pursuant to executive severance agreements or other arrangements. The business experience of each of the individuals listed above during at least the past five years is as follows:
Mr. Hagedorn was named Chairman of the Board of Scotts Miracle-Gro’s predecessor in January 2003 and Chief Executive Officer of Scotts Miracle-Gro’s predecessor in May 2001. He also served as President of Scotts Miracle-Gro (or its predecessor) from October 2015 until February 2016. Mr. Hagedorn serves on Scotts Miracle-Gro’s Board of Directors, a position he has held with Scotts Miracle-Gro (or its predecessor) since 1995. Mr. Hagedorn is the brother of Katherine Hagedorn Littlefield, a director of Scotts Miracle-Gro, and is the father of Christopher J. Hagedorn, an executive officer of the Company.
Mr. Lukemire was named President and Chief Operating Officer of Scotts Miracle-Gro in February 2016. Prior to this appointment, Mr. Lukemire held several senior leadership positions at the Company.
Mr. C. Hagedorn was named Division President of Scotts Miracle-Gro in January 2021. Prior to this appointment, Mr. C. Hagedorn was named President of The Hawthorne Gardening Company, a position he has held since May 2014. Mr. C. Hagedorn is the son of James Hagedorn, the Chairman and CEO of Scotts Miracle-Gro.
Mr. King was named Executive Vice President, Chief Communications Officer of Scotts Miracle-Gro in April 2019. Prior to this appointment, Mr. King had served as Senior Vice President, Chief Communications Officer.
Mr. Miller was named Executive Vice President and Chief Financial Officer of Scotts Miracle-Gro in August 2021. He served as Senior Vice President and Interim Chief Financial Officer from January 2021 until August 2021. Prior to this appointment, he served as Vice President of Finance of The Hawthorne Gardening Company.
Mr. Smith was named Executive Vice President, General Counsel and Corporate Secretary of Scotts Miracle-Gro in July 2013 and Chief Compliance Officer of Scotts Miracle-Gro in October 2013. Prior to this appointment, Mr. Smith held several senior leadership positions at the Company.
Ms. Stump was named Executive Vice President, Global Human Resources of Scotts Miracle-Gro (or its predecessor) in February 2003 and Chief Ethics Officer of Scotts Miracle-Gro in October 2013. Prior to this appointment, Ms. Stump held several senior leadership positions at the Company.

PART II

ITEM 5.    MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
The Common Shares trade on the New York Stock Exchange under the symbol “SMG.” The payment of future dividends, if any, on the Common Shares will be determined by the Board of Directors in light of conditions then existing, including the Company’s earnings, financial condition and capital requirements, restrictions in financing agreements, business conditions and other factors. The fifth amended and restated credit agreement (the “Fifth A&R Credit Agreement”) allows the Company to make unlimited restricted payments (as defined in the Fifth A&R Credit Agreement), including dividend payments on, and repurchases of, the Company’s Common Shares, as long as the leverage ratio resulting from the making of such restricted payments is 4.00 or less. Otherwise, the Company may make further restricted payments in an aggregate amount for each fiscal year not to exceed $225.0 million. The Company’s leverage ratio was 2.70 at September 30, 2021 and restricted payments for fiscal 2021 were within the amounts allowed by the Fifth A&R Credit Agreement. See “NOTE 12. DEBT” of the Notes to Consolidated Financial Statements included in this Annual Report on Form 10-K for further discussion regarding the restrictions on dividend payments.
As of November 19, 2021, there were approximately 282,000 shareholders, including holders of record and our estimate of beneficial holders.
The following table shows the purchases of Common Shares made by or on behalf of Scotts Miracle-Gro or any “affiliated purchaser” (as defined in Rule 10b-18(a)(3) under the Securities Exchange Act of 1934, as amended) of Scotts Miracle-Gro for each of the three fiscal months in the quarter ended September 30, 2021:

Period	Total Number of Common Shares Purchased(1)	Average Price Paid per Common Share(2)	Total Number of Common Shares Purchased as Part of Publicly Announced Plans or Programs(3)	Approximate Dollar Value of Common Shares That May Yet be Purchased Under the Plans or Programs(3)
July 4, 2021 through July 31, 2021	629	$182.45	—	$674,449,356
August 1, 2021 through August 28, 2021	127,579	$157.64	126,892	$654,447,706
August 29, 2021 through September 30, 2021	112,218	$158.02	110,699	$636,945,942
Total	240,426	$157.88	237,591
(1)All of the Common Shares purchased during the fourth quarter of fiscal 2021 were purchased in open market transactions. The total number of Common Shares purchased during the quarter includes 2,835 Common Shares purchased by the trustee of the rabbi trust established by the Company as permitted pursuant to the terms of The Scotts Company LLC Executive Retirement Plan (the “ERP”).
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

ITEM 6.    SELECTED FINANCIAL DATA
Intentionally omitted.

THE SCOTTS MIRACLE-GRO COMPANY
(Dollars in millions, except per share data)
ITEM 7.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The purpose of this Management’s Discussion and Analysis (“MD&A”) is to provide an understanding of our financial condition and results of operations by focusing on changes in certain key measures from year-to-year. This MD&A is divided into the following sections:
•Executive summary
•Results of operations
•Segment results
•Liquidity and capital resources
•Non-GAAP measures
•Regulatory matters
•Critical accounting policies and estimates
Executive Summary
Through our U.S. Consumer and Other segments, we are the leading manufacturer and marketer of branded consumer lawn and garden products in North America. Our products are marketed under some of the most recognized brand names in the industry. Our key consumer lawn and garden brands include Scotts® and Turf Builder® lawn and grass seed products; Miracle-Gro® soil, plant food and insecticide, LiquaFeed® plant food and Osmocote® gardening and landscape products; and Ortho®, Home Defense® and Tomcat® branded insect control, weed control and rodent control products. We are the exclusive agent of Monsanto for the marketing and distribution of certain of Monsanto’s consumer Roundup® branded products within the United States and certain other specified countries. We also have a presence in similar branded consumer products in China. In addition, we own a 50% equity interest in Bonnie Plants, LLC, a joint venture with AFC, focused on planting, growing, developing, manufacturing, distributing, marketing, and selling live plants, plant food, fertilizer and potting soil.
Through our Hawthorne segment, we are the leading manufacturer, marketer and distributor of lighting, nutrients, growing media, growing environments and hardware products for indoor and hydroponic gardening in North America. Our key brands include General Hydroponics®, Gavita®, Botanicare®, Agrolux®, Can-Filters®, Sun System®, Gro Pro®, Mother Earth®, Hurricane®, Grower’s Edge® and Hydro-Logic®.
During fiscal 2021, we announced the creation of a newly formed subsidiary, The Hawthorne Collective, Inc., which will focus on strategic minority non-equity investments in areas of the cannabis industry not currently pursued by our Hawthorne segment. This initiative is designed to allow us, in the future, to participate directly in a larger marketplace as the legal environment changes over time. On August 24, 2021, we made our initial investment under this initiative in the form of a $150.0 six-year convertible note issued to us by Toronto-based RIV Capital (CSE: RIV) (OTC: CNPOF), a cannabis investment and acquisition firm listed on the Canadian Securities Exchange. During the fourth quarter of fiscal 2021, we made additional minority non-equity investments of $43.1 million in other entities focused on branded cannabis and high quality genetics. These investments include conversion features that would provide us with minority ownership interests in these entities if we exercise the conversion features.
Our operations are divided into three reportable segments: U.S. Consumer, Hawthorne and Other. U.S. Consumer consists of our consumer lawn and garden business in the United States. Hawthorne consists of our indoor and hydroponic gardening business. Other primarily consists of our consumer lawn and garden business outside the United States. This division of reportable segments is consistent with how the segments report to and are managed by our chief operating decision maker. In addition, Corporate consists of general and administrative expenses and certain other income and expense items not allocated to the business segments. See “SEGMENT RESULTS” below for additional information regarding our evaluation of segment performance.

THE SCOTTS MIRACLE-GRO COMPANY
(Dollars in millions, except per share data)
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
Due to the seasonal nature of the consumer lawn and garden business, significant portions of our products ship to our retail customers during our second and third fiscal quarters, as noted in the table below. Our annual net sales are further concentrated in the second and third fiscal quarters by retailers who rely on our ability to deliver products closer to when consumers buy our products, thereby reducing retailers’ pre-season inventories.

	Percent of Net Sales from Continuing Operations by Quarter
	2021	2020	2019
First Quarter	15.2%	8.9%	9.4%
Second Quarter	37.1%	33.5%	37.7%
Third Quarter	32.7%	36.1%	37.1%
Fourth Quarter	15.0%	21.5%	15.8%

We follow a 13-week quarterly accounting cycle pursuant to which the first three fiscal quarters end on a Saturday and the fiscal year always ends on September 30. This fiscal calendar convention requires us to cycle forward the first three fiscal quarter ends every six years. Fiscal 2021 was impacted by this process and, as a result, our first quarter of fiscal 2021 had five additional days and our fourth quarter of fiscal 2021 had six fewer days compared to the respective quarters of fiscal 2020.
Management focuses on a variety of key indicators and operating metrics to monitor the financial condition and performance of the continuing operations of our business. These metrics include consumer purchases (point-of-sale data), market share, category growth, net sales (including unit volume, pricing and foreign exchange movements), gross profit margins, advertising to net sales ratios, income from operations, income from continuing operations, net income and earnings per share. To the extent applicable, these metrics are evaluated with and without impairment, restructuring and other charges that do not occur in or reflect the ordinary course of our ongoing business operations. Metrics that exclude impairment, restructuring and other nonrecurring items are used by management to evaluate our performance, engage in financial and operational planning and determine incentive compensation because we believe that these measures provide additional perspective on the performance of our underlying, ongoing business. Refer to the “Non-GAAP Measures” section of the MD&A for further discussion of non-GAAP measures. We also focus on measures to optimize cash flow and return on invested capital, including the management of working capital and capital expenditures.
On August 11, 2014, Scotts Miracle-Gro announced that its Board of Directors authorized the repurchase of up to $500.0 of Common Shares over a five-year period (effective November 1, 2014 through September 30, 2019). On August 3, 2016, Scotts Miracle-Gro announced that its Board of Directors authorized a $500.0 increase to the share repurchase authorization ending on September 30, 2019. On August 2, 2019, the Scotts Miracle-Gro Board of Directors authorized an extension of the share repurchase authorization through March 28, 2020. The amended authorization allowed for repurchases of Common Shares of up to an aggregate amount of $1,000.0 through March 28, 2020. During fiscal 2020 through March 28, 2020, Scotts Miracle-Gro repurchased 0.4 million Common Shares under this share repurchase authorization for $48.2. There were no share repurchases under this share repurchase authorization during fiscal 2019. From the effective date of this share repurchase authorization in the fourth quarter of fiscal 2014 through March 28, 2020, Scotts Miracle-Gro repurchased approximately 8.7 million Common Shares for $762.8.

THE SCOTTS MIRACLE-GRO COMPANY
(Dollars in millions, except per share data)
On February 6, 2020, Scotts Miracle-Gro announced that its Board of Directors authorized the repurchase of up to $750.0 of Common Shares from April 30, 2020 through March 25, 2023. There were no share repurchases under this share repurchase authorization during fiscal 2020. During fiscal 2021, Scotts Miracle-Gro repurchased 0.6 million Common Shares under this share repurchase authorization for $113.1.
On July 27, 2020, the Scotts Miracle-Gro Board of Directors approved a special cash dividend of $5.00 per Common Share, which was paid on September 10, 2020 to all shareholders of record at the close of business on August 27, 2020. In addition, on July 27, 2020, the Scotts Miracle-Gro Board of Directors approved an increase in our quarterly cash dividend from $0.58 to $0.62 per Common Share, which was first paid in the fourth quarter of fiscal 2020. On July 30, 2021, the Scotts Miracle-Gro Board of Directors approved an increase in our quarterly cash dividend from $0.62 to $0.66 per Common Share, which was first paid in the fourth quarter of fiscal 2021.
COVID-19 Response and Impacts
The COVID-19 pandemic has had, and continues to have, an impact on financial markets, economic conditions, and portions of our business and industry. We have actively addressed the pandemic’s ongoing impact on our employees, operations, customers, consumers, and communities, by, among other things, implementing contingency plans, making operational adjustments where necessary, and providing assistance to organizations that support front-line workers. The first priority of our pandemic response has been and remains the health, safety and well-being of our employees. Many of our employees continue to work from home. In those instances where our employees cannot perform their work at home, we have implemented additional health and safety measures and social distancing protocols, consistent with government recommendations and/or requirements, to help to ensure their safety. In addition, we implemented an interim premium pay allowance for certain associates in our field sales force and our manufacturing or distribution centers, which has paid out nearly $50.0 since the inception of the COVID-19 pandemic.
During fiscal 2021, we continued to experience increased demand for many of our products compared to periods before the pandemic. The extent to which the COVID-19 pandemic will impact our business, results of operations, financial condition and cash flows in the future will depend on future developments, including the duration, spread and intensity of the pandemic, our continued ability to manufacture and distribute our products, as well as any future government actions affecting consumers and the economy generally, all of which are uncertain and difficult to predict considering the rapidly evolving landscape. We are not able to predict the impact, if any, that the COVID-19 pandemic may have on the seasonality of our business.
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

THE SCOTTS MIRACLE-GRO COMPANY
(Dollars in millions, except per share data)
Results of Operations
The following table sets forth the components of earnings as a percentage of net sales:

	Year Ended September 30,
	2021	% of Net Sales	2020	% of Net Sales	2019	% of Net Sales
Net sales	$4,925.0	100.0%	$4,131.6	100.0%	$3,156.0	100.0%
Cost of sales	3,431.3	69.7	2,768.6	67.0	2,130.5	67.5
Cost of sales—impairment, restructuring and other	24.7	0.5	16.0	0.4	5.9	0.2
Gross profit	1,469.0	29.8	1,347.0	32.6	1,019.6	32.3
Operating expenses:
Selling, general and administrative	743.5	15.1	757.8	18.3	601.3	19.1
Impairment, restructuring and other	4.3	0.1	0.8	—	7.4	0.2
Other (income) expense, net	(1.8)	—	3.2	0.1	1.3	—
Income from operations	723.0	14.7	585.2	14.2	409.6	13.0
Equity in income of unconsolidated affiliates	(14.4)	(0.3)	—	—	(3.3)	(0.1)
Costs related to refinancing	—	—	15.1	0.4	—	—
Interest expense	78.9	1.6	79.6	1.9	101.8	3.2
Other non-operating income, net	(18.6)	(0.4)	(20.1)	(0.5)	(270.5)	(8.6)
Income from continuing operations before income taxes	677.1	13.7	510.6	12.4	581.6	18.4
Income tax expense from continuing operations	159.8	3.2	123.7	3.0	144.9	4.6
Income from continuing operations	517.3	10.5	386.9	9.4	436.7	13.8
Income (loss) from discontinued operations, net of tax	(3.9)	(0.1)	1.7	—	23.5	0.7
Net income	$513.4	10.4%	$388.6	9.4%	$460.2	14.6%
The sum of the components may not equal due to rounding.
Net Sales
Net sales for fiscal 2021 were $4,925.0, an increase of 19.2% from net sales of $4,131.6 for fiscal 2020. Net sales for fiscal 2020 increased 30.9% from net sales of $3,156.0 for fiscal 2019. These changes in net sales were attributable to the following:

	Year Ended September 30,
	2021	2020
Volume	16.9%	29.2%
Pricing	1.5	1.9
Foreign exchange rates	0.8	(0.2)
Change in net sales	19.2%	30.9%

The increase in net sales for fiscal 2021 as compared to fiscal 2020 was primarily driven by:
•increased sales volume driven by soils, fertilizer, grass seed, mulch, controls, plant food and direct to consumer products in our U.S. Consumer segment; lighting, nutrients, growing media, hardware and growing environment products in our Hawthorne segment; and increased sales in our Other segment;
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
Cost of Sales
The following table shows the major components of cost of sales:

	Year Ended September 30,
	2021	2020	2019
Materials	$1,962.5	$1,599.3	$1,196.4
Manufacturing labor and overhead	714.0	615.1	485.8
Distribution and warehousing	684.0	492.6	394.9
Costs associated with Roundup® marketing agreement	70.8	61.6	53.4
Cost of sales	3,431.3	2,768.6	2,130.5
Cost of sales—impairment, restructuring and other	24.7	16.0	5.9
	$3,456.0	$2,784.6	$2,136.4

Factors contributing to the change in cost of sales are outlined in the following table:

	Year Ended September 30,
	2021	2020
Volume, product mix and other	$545.9	$643.0
Material cost changes	83.0	(8.3)
Foreign exchange rates	24.6	(4.8)
Costs associated with Roundup® marketing agreement	9.2	8.2
	662.7	638.1
Impairment, restructuring and other	8.7	10.1
Change in cost of sales	$671.4	$648.2
The increase in cost of sales for fiscal 2021 as compared to fiscal 2020 was primarily driven by:
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

THE SCOTTS MIRACLE-GRO COMPANY
(Dollars in millions, except per share data)
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
Gross Profit
As a percentage of net sales, our gross profit rate was 29.8%, 32.6% and 32.3% for fiscal 2021, fiscal 2020 and fiscal 2019, respectively. Factors contributing to the change in gross profit rate are outlined in the following table:

	Year Ended September 30,
	2021	2020
Volume, product mix and other	(1.8)%	(0.6)%
Material costs	(1.7)	0.2
Roundup® commissions and reimbursements	—	0.1
Pricing	0.8	0.8
	(2.7)	0.5
Impairment, restructuring and other	(0.1)	(0.2)
Change in gross profit rate	(2.8)%	0.3%
The decrease in gross profit rate for fiscal 2021 as compared to fiscal 2020 was primarily driven by:
•higher transportation prices and warehousing costs included within “volume, product mix and other” in our U.S. Consumer and Hawthorne segments;
•higher material prices in our U.S. Consumer, Hawthorne and Other segments; and
•unfavorable mix driven by higher sales growth in our Hawthorne segment relative to our U.S. Consumer segment;
•partially offset by favorable leverage of fixed costs driven by higher sales volume in our U.S. Consumer, Hawthorne and Other segments; and
•increased pricing in our U.S. Consumer, Hawthorne and Other segments.
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

THE SCOTTS MIRACLE-GRO COMPANY
(Dollars in millions, except per share data)
Selling, General and Administrative Expenses
The following table sets forth the components of selling, general and administrative expenses (“SG&A”):

	Year Ended September 30,
	2021	2020	2019
Advertising	$165.7	$147.4	$120.3
Advertising as a percentage of net sales	3.4%	3.6%	3.8%
Research and development	45.4	39.7	39.6
Share-based compensation	40.6	57.9	38.4
Amortization of intangibles	29.1	31.5	32.9
Other selling, general and administrative	462.7	481.3	370.1
	$743.5	$757.8	$601.3
SG&A decreased $14.3, or 1.9%, during fiscal 2021 compared to fiscal 2020. Share-based compensation expense decreased $17.3, or 29.9%, in fiscal 2021 due to a more significant increase in the expected payout percentage on long-term performance-based awards during fiscal 2020 as compared to fiscal 2021. Advertising expense increased $18.3, or 12.4%, in fiscal 2021 driven by increased media spending in our U.S. Consumer, Hawthorne and Other segments. Other SG&A decreased $18.6, or 3.9%, in fiscal 2021 driven by lower short-term variable cash incentive compensation expense of $48.8 and lower corporate spending, partially offset by increases in various categories supporting the continued growth of the business including information technology, strategy and people costs.
SG&A increased $156.5, or 26.0%, during fiscal 2020 compared to fiscal 2019. Advertising expense increased $27.1, or 22.5%, in fiscal 2020 driven by increased media spending in our U.S. Consumer and Hawthorne segments. Share-based compensation expense increased $19.5, or 50.8%, in fiscal 2020 due to an increase in the expected payout percentage on long-term performance-based awards. Other SG&A increased $111.2, or 30.0%, in fiscal 2020 driven by higher short-term variable cash incentive compensation expense of $67.6, higher selling expense of $18.6, higher one-time payments and retirement contributions to our hourly and certain salaried associates who do not participate in our short-term variable cash incentive compensation plans and higher contributions supporting community initiatives and charities.
Impairment, Restructuring and Other
Activity described herein is classified within the “Cost of sales—impairment, restructuring and other,” “Impairment, restructuring and other” and “Income (loss) from discontinued operations, net of tax” lines in the Consolidated Statements of Operations. The following table details impairment, restructuring and other charges (recoveries) for each of the periods presented:

	Year Ended September 30,
	2021	2020	2019
Cost of sales—impairment, restructuring and other:
COVID-19 related costs	$25.0	$15.5	$—
Restructuring and other charges (recoveries), net	(0.3)	(0.1)	5.1
Intangible asset and property, plant and equipment impairments	—	0.6	0.8
Operating expenses:
COVID-19 related costs	4.2	3.9	—
Restructuring and other charges (recoveries), net	0.1	(3.1)	7.4
Impairment, restructuring and other charges from continuing operations	29.0	16.8	13.3
Restructuring and other charges (recoveries), net, from discontinued operations	—	(3.1)	(35.8)
Total impairment, restructuring and other charges (recoveries)	$29.0	$13.7	$(22.5)
COVID-19
In response to the COVID-19 pandemic, we implemented measures intended to protect the health and safety of our employees and maintain our ability to provide products to our customers as described in additional detail above under “COVID-19 Response and Impacts.” During fiscal 2021, we incurred costs of $29.2 associated with the COVID-19 pandemic primarily related to premium pay. We incurred costs of $21.2 in our U.S. Consumer segment, $3.2 in our Hawthorne segment and $0.6 in our Other segment in the “Cost of sales—impairment, restructuring and other” line in the Consolidated Statements

THE SCOTTS MIRACLE-GRO COMPANY
(Dollars in millions, except per share data)
of Operations during fiscal 2021. We incurred costs of $4.0 in our U.S. Consumer segment and $0.2 in our Other segment in the “Impairment, restructuring and other” line in the Consolidated Statements of Operations during fiscal 2021.
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
Project Catalyst
During fiscal 2018 we announced the launch of an initiative called Project Catalyst, which was a company-wide restructuring effort to reduce operating costs throughout our U.S. Consumer, Hawthorne and Other segments and drive synergies from acquisitions within our Hawthorne segment. Costs incurred during fiscal 2021 and fiscal 2020 related to Project Catalyst were not material. Costs incurred to date since the inception of Project Catalyst are $24.5 for our Hawthorne segment, $13.9 for our U.S. Consumer segment, $1.3 for our Other segment and $2.8 for Corporate. Additionally, during fiscal 2020, we received $2.6 from the final settlement of escrow funds related to a previous acquisition within the Hawthorne segment that was recognized in the “Impairment, restructuring and other” line in the Consolidated Statements of Operations.
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
Other
We recognized insurance recoveries related to the previously disclosed legal matter In re Morning Song Bird Food Litigation of $1.5 and $13.4 during fiscal 2020 and fiscal 2019, respectively, in the “Income (loss) from discontinued operations, net of tax” line in the Consolidated Statements of Operations. In addition, during fiscal 2019, we recognized a favorable adjustment of $22.5 in the “Income (loss) from discontinued operations, net of tax” line in the Consolidated Statements of Operations as a result of the final resolution of the previously disclosed settlement agreement related to this matter. Refer to “NOTE 20. CONTINGENCIES” of the Notes to the Consolidated Financial Statements included in this Form 10-K for more information.
Other (Income) Expense, net
Other (income) expense is comprised of activities outside our normal business operations, such as royalty income from the licensing of certain of our brand names, foreign exchange transaction gains and losses and gains and losses from the disposition of non-inventory assets. Other (income) expense was $(1.8), $3.2 and $1.3 in fiscal 2021, fiscal 2020 and fiscal 2019, respectively. The change for fiscal 2021 was primarily due to foreign exchange transaction gains and losses. The change for fiscal 2020 was primarily due to losses on long-lived assets.
Income from Operations
Income from operations was $723.0 in fiscal 2021, an increase of 23.5% compared to $585.2 in fiscal 2020. The increase was driven by higher net sales, lower SG&A and higher other income, partially offset by a decrease in gross profit rate and higher impairment, restructuring and other charges.
Income from operations was $585.2 in fiscal 2020, an increase of 42.9% compared to $409.6 in fiscal 2019. The increase was driven by higher net sales and an increase in gross profit rate, partially offset by higher SG&A.
Equity in Income of Unconsolidated Affiliates
Equity in income of unconsolidated affiliates was $14.4, zero and $3.3 in fiscal 2021, fiscal 2020 and fiscal 2019, respectively. We acquired a 50% equity interest in Bonnie Plants, LLC on December 31, 2020. Our interest is accounted for using the equity method of accounting, with our proportionate share of Bonnie Plants, LLC earnings subsequent to December 31, 2020 reflected in the Consolidated Statements of Operations. The decrease for fiscal 2020 was attributable to the April 1, 2019 sale of our noncontrolling equity interest in an unconsolidated subsidiary whose products support the professional U.S. industrial, turf and ornamental market (the “IT&O Joint Venture”). Refer to “NOTE 9. INVESTMENT IN UNCONSOLIDATED AFFILIATES” of the Notes to the Consolidated Financial Statements included in this Form 10-K for more information regarding the IT&O Joint Venture.

THE SCOTTS MIRACLE-GRO COMPANY
(Dollars in millions, except per share data)
Costs Related to Refinancing
Costs related to refinancing were zero, $15.1 and zero in fiscal 2021, fiscal 2020 and fiscal 2019, respectively. The costs incurred in fiscal 2020 were associated with the redemption of our 6.000% Senior Notes due 2023 (the “6.000% Senior Notes”), and are comprised of $12.0 of redemption premium and $3.1 of unamortized bond issuance costs that were written off. Refer to “NOTE 12. DEBT” of the Notes to the Consolidated Financial Statements included in this Annual Report on Form 10-K for more information regarding the redemption of the 6.000% Senior Notes.
Interest Expense
Interest expense was $78.9 in fiscal 2021, a decrease of 0.9% compared to $79.6 in fiscal 2020. The decrease was driven by a decrease in our weighted average interest rate of 61 basis points, partially offset by an increase in average borrowings of $289.0. The decrease in our weighted average interest rate was driven by lower borrowing rates on the Fifth A&R Credit Agreement. The increase in average borrowings was primarily driven by higher inventory production, capital expenditures and acquisition activity.
Interest expense was $79.6 in fiscal 2020, a decrease of 21.8% compared to $101.8 in fiscal 2019. The decrease was driven by a decrease in average borrowings of $256.4 and a decrease in our weighted average interest rate of 50 basis points. The decrease in average borrowings was primarily driven by the application of the proceeds from the sale of our approximately 30% equity interest in Outdoor Home Services Holdings LLC, a lawn services joint venture between the Company and TruGreen Holding Corporation (the “TruGreen Joint Venture”), the payoff of second lien term loan financing by the TruGreen Joint Venture, the sale of our noncontrolling equity interest in the IT&O Joint Venture and the sale of the Roundup® brand extension assets to reduce our indebtedness. The decrease in our weighted average interest rate was driven by lower borrowing rates on the Fifth A&R Credit Agreement, the issuance of the 4.500% Senior Notes and the redemption of the 6.000% Senior Notes. Refer to “NOTE 9. INVESTMENT IN UNCONSOLIDATED AFFILIATES” of the Notes to the Consolidated Financial Statements included in this Form 10-K for more information regarding the TruGreen Joint Venture.
Other Non-Operating Income, net
Other non-operating income was $18.6, $20.1 and $270.5 in fiscal 2021, fiscal 2020 and fiscal 2019, respectively, which included interest income of $4.1, $7.6 and $8.6 for fiscal 2021, fiscal 2020 and fiscal 2019, respectively.
On December 31, 2020, we acquired a 50% equity interest in Bonnie Plants, LLC in exchange for cash payments of $102.3, forgiveness of our outstanding loan receivable with AFC and surrender of our options to increase our economic interest in the Bonnie Plants business. Our loan receivable with AFC, which was previously recognized in the “Other assets” line in the Consolidated Balance Sheets, had a carrying value of $66.4 on December 31, 2020. We recognized a gain of $12.5 during the first quarter of fiscal 2021 to write-up the value of the loan to its closing date fair value of $78.9.
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
Income Tax Expense from Continuing Operations
A reconciliation of the federal corporate income tax rate and the effective tax rate on income from continuing operations before income taxes is summarized below:

	Year Ended September 30,
	2021	2020	2019
Statutory income tax rate	21.0%	21.0%	21.0%
Effect of foreign operations	(0.1)	(0.7)	0.3
State taxes, net of federal benefit	3.9	3.5	1.8
Effect of other permanent differences	(1.1)	—	(0.2)
Research and Experimentation and other federal tax credits	(0.2)	(0.3)	(0.3)
Effect of tax contingencies	—	0.1	1.9
Other	0.1	0.6	0.4
Effective income tax rate	23.6%	24.2%	24.9%
Income from Continuing Operations
Income from continuing operations was $517.3, or $9.03 per diluted share, in fiscal 2021 compared to $386.9, or $6.78 per diluted share, in fiscal 2020. The increase was driven by higher net sales, lower SG&A, higher other income, higher equity in income of unconsolidated affiliates and lower costs related to refinancing, partially offset by a decrease in gross profit rate and higher impairment, restructuring and other charges.
Diluted average common shares used in the diluted income per common share calculation were 57.2 million for fiscal 2021 compared to 56.9 million for fiscal 2020. The increase was primarily the result of the exercise and issuance of share-based compensation awards, partially offset by Common Share repurchase activity. Dilutive equivalent shares for fiscal 2021 and fiscal 2020 were 1.5 million and 1.2 million, respectively.
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
Income (Loss) from Discontinued Operations, net of tax
Income (loss) from discontinued operations, net of tax, was $(3.9), $1.7 and $23.5 for fiscal 2021, fiscal 2020 and fiscal 2019, respectively. On August 31, 2017, we completed the sale of the International Business. As a result, effective in our fourth quarter of fiscal 2017, we classified our results of operations for all periods presented to reflect the International Business as a discontinued operation. The transaction included contingent consideration with a maximum payout of $23.8 and an initial fair value of $18.2, the payment of which depended on the achievement of certain performance criteria by the International Business following the closing of the transaction through fiscal 2020. During fiscal 2021, we agreed to accept a contingent consideration payout of $6.0, which will be paid to us prior to March 31, 2022. This amount is recorded in the “Prepaid and other current assets” line in the Consolidated Balance Sheets as of September 30, 2021. We recorded a pre-tax charge of $12.2 during fiscal 2021 to write-down the contingent consideration receivable to the agreed upon payout amount.
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

THE SCOTTS MIRACLE-GRO COMPANY
(Dollars in millions, except per share data)
Segment Results
During the first quarter of fiscal 2021, we changed our internal organization structure such that AeroGrow is now managed by and reported within our U.S. Consumer segment. Within our U.S. Consumer segment, AeroGrow is integrated into our overall direct to consumer focus and strategy. AeroGrow was previously managed by and reported within our Hawthorne segment. The prior period amounts have been reclassified to conform to the new organization structure.
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
The following table sets forth net sales by segment:

	Year Ended September 30,
	2021	2020	2019
U.S. Consumer	$3,197.7	$2,883.5	$2,311.7
Hawthorne	1,424.2	1,023.1	640.6
Other	303.1	225.0	203.7
Consolidated	$4,925.0	$4,131.6	$3,156.0
The following table sets forth Segment Profit (Loss) as well as a reconciliation to income from continuing operations before income taxes, the most directly comparable GAAP measure:

	Year Ended September 30,
	2021	2020	2019
U.S. Consumer	$726.7	$694.3	$526.7
Hawthorne	163.8	111.9	54.6
Other	42.1	11.7	10.3
Total Segment Profit (Non-GAAP)	932.6	817.9	591.6
Corporate	(149.7)	(183.4)	(135.3)
Intangible asset amortization	(30.9)	(32.5)	(33.4)
Impairment, restructuring and other	(29.0)	(16.8)	(13.3)
Equity in income of unconsolidated affiliates	14.4	—	3.3
Costs related to refinancing	—	(15.1)	—
Interest expense	(78.9)	(79.6)	(101.8)
Other non-operating income, net	18.6	20.1	270.5
Income from continuing operations before income taxes (GAAP)	$677.1	$510.6	$581.6
U.S. Consumer
U.S. Consumer segment net sales were $3,197.7 in fiscal 2021, an increase of 10.9% from fiscal 2020 net sales of $2,883.5. The increase was driven by the favorable impacts of volume and pricing of 10.2% and 0.7%, respectively. The increase in sales volume for fiscal 2021 was driven by soils, fertilizer, grass seed, mulch, controls, plant food and direct to consumer products as well as increased net sales associated with the Roundup® marketing agreement.
U.S. Consumer Segment Profit was $726.7 in fiscal 2021, an increase of 4.7% from fiscal 2020 Segment Profit of $694.3. The increase for fiscal 2021 was primarily due to higher net sales, partially offset by a lower gross profit rate and higher SG&A.
U.S. Consumer segment net sales were $2,883.5 in fiscal 2020, an increase of 24.7% from fiscal 2019 net sales of $2,311.7. The increase was driven by the favorable impacts of volume and pricing of 23.2% and 1.5%, respectively. The increase in sales volume for fiscal 2020 was driven by soils, fertilizer, grass seed, controls and plant food products, partially offset by decreased sales of mulch products and the loss in sales from the Roundup® brand extension products that were sold to Monsanto during fiscal 2019.

THE SCOTTS MIRACLE-GRO COMPANY
(Dollars in millions, except per share data)
U.S. Consumer Segment Profit was $694.3 in fiscal 2020, an increase of 31.8% from fiscal 2019 Segment Profit of $526.7. The increase for fiscal 2020 was primarily due to higher net sales and a higher gross profit rate, partially offset by higher SG&A.
Hawthorne
Hawthorne segment net sales were $1,424.2 in fiscal 2021, an increase of 39.2% from fiscal 2020 net sales of $1,023.1. The increase was driven by the favorable impacts of volume, pricing and foreign exchange rates of 35.1%, 3.4% and 0.7%, respectively. The increase in sales volume for fiscal 2021 was driven by lighting, nutrients, growing media, hardware and growing environment products.
Hawthorne Segment Profit was $163.8 in fiscal 2021, an increase of 46.4% from fiscal 2020 Segment Profit of $111.9. The increase for fiscal 2021 was driven by higher net sales, partially offset by a lower gross profit rate and higher SG&A.
Hawthorne segment net sales were $1,023.1 in fiscal 2020, an increase of 59.7% from fiscal 2019 net sales of $640.6. The increase was driven by the favorable impacts of volume and pricing of 56.0% and 3.7%, respectively. The increase in sales volume for fiscal 2020 was driven by lighting, nutrients, hardware and growing environment products.
Hawthorne Segment Profit was $111.9 in fiscal 2020, an increase of 104.9% from fiscal 2019 Segment Profit of $54.6. The increase for fiscal 2020 was driven by higher net sales and a higher gross profit rate, partially offset by higher SG&A.
Other
Other segment net sales were $303.1 in fiscal 2021, an increase of 34.7% from fiscal 2020 net sales of $225.0. The increase was driven by the favorable impacts of volume, foreign exchange rates and pricing of 20.6%, 11.2% and 2.9%, respectively.
Other Segment Profit was $42.1 in fiscal 2021, an increase of 259.8% from fiscal 2020 Segment Profit of $11.7. The increase was driven by higher net sales and a higher gross profit rate, partially offset by higher SG&A.
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
Corporate
Corporate expenses were $149.7 in fiscal 2021, a decrease of 18.4% from fiscal 2020 expenses of $183.4. The decrease was driven by lower short-term variable cash incentive compensation expense, lower corporate spending and lower share-based compensation expense.
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
Liquidity and Capital Resources
The following table summarizes cash activities for the years ended September 30:

	2021	2020	2019
Net cash provided by operating activities	$271.5	$558.0	$226.8
Net cash (used in) provided by investing activities	(538.6)	46.9	255.2
Net cash provided by (used in) financing activities	494.0	(607.1)	(496.5)

THE SCOTTS MIRACLE-GRO COMPANY
(Dollars in millions, except per share data)
Operating Activities
Cash provided by operating activities totaled $271.5 for fiscal 2021, a decrease of $286.5 as compared to $558.0 for fiscal 2020. This decrease was driven by higher inventory production, higher short-term variable cash incentive compensation payouts and higher tax payments during fiscal 2021, partially offset by higher net income and lower interest payments. Higher inventory production was driven by the growth in net sales and an effort to build inventory levels to meet expected future demand. Fiscal 2021 was also impacted by extended payment terms with several of our major vendors across the U.S. Consumer and Hawthorne segments, as well as Monsanto, for payments originally due in the final weeks of fiscal 2021 and paid in the first quarter of fiscal 2022.
Cash provided by operating activities totaled $558.0 for fiscal 2020, an increase of $331.2 as compared to $226.8 for fiscal 2019. This increase was driven by higher net income and lower interest payments during fiscal 2020, payments made in connection with litigation settlements during fiscal 2019 of $73.9 which were partially offset by insurance reimbursements of $13.4 received during fiscal 2019, and lower tax payments including $99.5 of payments made in connection with the sale of our equity interest in the TruGreen Joint Venture during fiscal 2019, partially offset by higher short-term variable cash incentive compensation payouts and higher SG&A during fiscal 2020.
The seasonal nature of our North America consumer lawn and garden business generally requires cash to fund significant increases in inventories during the first half of the fiscal year. Receivables and payables also build substantially in our second quarter of the fiscal year in line with the timing of sales to support our retailers’ spring selling season.
Investing Activities
Cash used in investing activities totaled $538.6 for fiscal 2021 as compared to cash provided by investing activities of $46.9 for fiscal 2020. Cash used for investments in property, plant and equipment during fiscal 2021 was $106.9. During fiscal 2021, we acquired a 50% equity interest in Bonnie Plants, LLC in exchange for cash payments of $102.3, as well as non-cash investing activities that included forgiveness of the Company’s outstanding loan receivable with AFC and surrender of our options to increase our economic interest in the Bonnie Plants business. We also made payments of $127.8 in connection with the acquisitions of Hydro-Logic Purification Systems, Inc., Rhizoflora, Inc. and other contract and license rights, and made payments of $193.1 in connection with minority non-equity convertible debt investments. In addition, we paid cash of $8.7 associated with currency forward contracts during fiscal 2021.
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
For the three fiscal years ended September 30, 2021, our capital spending was allocated as follows: 72% for expansion and maintenance of existing productive assets; 7% for new productive assets; 16% to expand our information technology and transformation and integration capabilities; and 5% for corporate assets. We expect fiscal 2022 capital expenditures to be higher than 2021 due to strategic investments supporting growth and existing infrastructure.
Financing Activities
Cash provided by financing activities totaled $494.0 for fiscal 2021 as compared to cash used in financing activities of $607.1 for fiscal 2020. This increase was driven by the issuance of $500.0 aggregate principal amount of 4.000% Senior Notes and $400.0 aggregate principal amount of 4.375% Senior Notes, a decrease in net repayments of our Fifth A&R Credit Facilities (as defined below) of $72.8 and a decrease in dividends paid of $268.2 as a result of the special cash dividend paid in fiscal 2020, partially offset by an increase in repurchases of our Common Shares of $76.1 and payments of $17.5 associated with the acquisition of the remaining outstanding shares of AeroGrow.
Cash used in financing activities totaled $607.1 in fiscal 2020 as compared to $496.5 in fiscal 2019. This change was the result of an increase in dividends paid of $286.7 driven by the special cash dividend of $5.00 per Common Share paid on September 10, 2020, an increase in repurchases of our Common Shares of $50.1 during fiscal 2020, the redemption of all $400.0 aggregate principal amount of 6.000% Senior Notes, an increase in financing and issuance fees of $18.5 and a decrease in cash received from the exercise of stock options of $3.8, partially offset by the issuance of $450.0 aggregate principal amount of 4.500% Senior Notes and net repayments of our Fifth A&R Credit Facilities of $191.1 during fiscal 2020 as compared to net repayments of our Fifth A&R Credit Facilities of $389.3 during fiscal 2019.
Cash and Cash Equivalents
Our cash and cash equivalents were held in cash depository accounts with major financial institutions around the world or invested in high quality, short-term liquid investments having original maturities of three months or less. The cash and cash equivalents balances of $244.1 and $16.6 at September 30, 2021 and 2020, respectively, included $15.9 and $9.4, respectively,

THE SCOTTS MIRACLE-GRO COMPANY
(Dollars in millions, except per share data)
held by controlled foreign corporations. As of September 30, 2021, we maintain our assertion of indefinite reinvestment of the earnings of all material foreign subsidiaries.
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
At September 30, 2021, we had letters of credit outstanding in the aggregate principal amount of $19.8, and $1,480.2 of borrowing availability under the Fifth A&R Credit Agreement. The weighted average interest rates on average borrowings under the Fifth A&R Credit Agreement were 1.9%, 3.3% and 4.6% for fiscal 2021, fiscal 2020 and fiscal 2019, respectively.
The Fifth A&R Credit Agreement contains, among other obligations, an affirmative covenant regarding our leverage ratio on the last day of each quarter calculated as average total indebtedness divided by our earnings before interest, taxes, depreciation and amortization (“EBITDA”), as adjusted pursuant to the terms of the Fifth A&R Credit Agreement (“Adjusted EBITDA”). The maximum leverage ratio is 4.50. Our leverage ratio was 2.70 at September 30, 2021. The Fifth A&R Credit Agreement also contains an affirmative covenant regarding our interest coverage ratio determined as of the end of each of our fiscal quarters. The interest coverage ratio is calculated as Adjusted EBITDA divided by interest expense, as described in the Fifth A&R Credit Agreement, and excludes costs related to refinancings. The minimum interest coverage ratio was 3.00 for the twelve months ended September 30, 2021. Our interest coverage ratio was 10.63 for the twelve months ended September 30, 2021. As of September 30, 2021, we were in compliance with these financial covenants.
The Fifth A&R Credit Agreement allows us to make unlimited restricted payments (as defined in the Fifth A&R Credit Agreement), including dividend payments on, and repurchases of, our Common Shares, as long as the leverage ratio resulting from the making of such restricted payments is 4.00 or less. Otherwise, we may make further restricted payments in an aggregate amount for each fiscal year not to exceed $225.0. We continue to monitor our compliance with the leverage ratio, interest coverage ratio and other covenants contained in the Fifth A&R Credit Agreement and, based upon our current operating assumptions, we expect to remain in compliance with the permissible leverage ratio and interest coverage ratio throughout fiscal 2022. However, an unanticipated shortfall in earnings, an increase in net indebtedness or other factors could materially affect our ability to remain in compliance with the financial or other covenants of the Fifth A&R Credit Agreement, potentially causing us to have to seek an amendment or waiver from our lending group which could result in repricing of the Fifth A&R Credit Agreement. While we believe we have good relationships with our lending group, we can provide no assurance that such a request would result in a modified or replacement credit agreement on reasonable terms, if at all.
Senior Notes
On December 15, 2016, we issued $250.0 aggregate principal amount of 5.250% Senior Notes. The 5.250% Senior Notes represent general unsecured senior obligations and rank equal in right of payment with our existing and future unsecured senior debt. The 5.250% Senior Notes have interest payment dates of June 15 and December 15 of each year. Substantially all of our directly and indirectly owned domestic subsidiaries serve as guarantors of the 5.250% Senior Notes.
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
On August 13, 2021, we issued $400.0 aggregate principal amount of 4.375% Senior Notes due 2032. The net proceeds of the offering were used to reduce borrowings under the Fifth A&R Credit Facilities and for other general corporate purposes. The 4.375% Senior Notes represent general unsecured senior obligations and rank equal in right of payment with our existing and future unsecured senior debt. The 4.375% Senior Notes have interest payment dates of February 1 and August 1 of each year, commencing February 1, 2022. All of our domestic subsidiaries that serve as guarantors of the 5.250% Senior Notes also serve as guarantors of the 4.375% Senior Notes.
Receivables Facility
We also maintain a Master Repurchase Agreement (including the annexes thereto, the “Repurchase Agreement”) and a Master Framework Agreement, as amended (the “Framework Agreement” and, together with the Repurchase Agreement, the “Receivables Facility”). Under the Receivables Facility, we may sell a portfolio of available and eligible outstanding customer accounts receivable to the purchasers and simultaneously agree to repurchase the receivables on a weekly basis. The eligible accounts receivable consist of accounts receivable generated by sales to three specified customers. The eligible amount of customer accounts receivables which may be sold under the Receivables Facility is $400.0 and the commitment amount during the seasonal commitment period beginning on February 25, 2022 and ending on June 17, 2022 is $160.0. The Receivables Facility expires on August 19, 2022.
We account for the sale of receivables under the Receivables Facility as short-term debt and continue to carry the receivables on our Consolidated Balance Sheets, primarily as a result of our requirement to repurchase receivables sold. As of September 30, 2021 and 2020, there were zero and $20.0, respectively, in borrowings on receivables pledged as collateral under the Receivables Facility, and the carrying value of the receivables pledged as collateral was zero and $22.3, respectively.
Interest Rate Swap Agreements
We enter into interest rate swap agreements with major financial institutions that effectively convert a portion of our variable rate debt to a fixed rate. Interest payments made between the effective date and expiration date are hedged by the swap agreements. Swap agreements that were hedging interest payments as of September 30, 2021 and 2020 had a maximum total U.S. dollar equivalent notional amount of $600.0. The notional amount, effective date, expiration date and rate of each of the swap agreements outstanding at September 30, 2021 are shown in the table below:

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
Availability and Use of Cash
We believe that our cash flows from operations and borrowings under our agreements described herein will be sufficient to meet debt service, capital expenditures and working capital needs for the foreseeable future. However, we cannot ensure that our business will generate sufficient cash flow from operations or that future borrowings will be available under our borrowing agreements in amounts sufficient to pay indebtedness or fund other liquidity needs. Additionally, the extent to which the COVID-19 pandemic will ultimately impact our business, results of operations, financial condition and cash flows depends on future developments that are highly uncertain, rapidly evolving and difficult to predict at this time. Actual results of operations will depend on numerous factors, many of which are beyond our control as further discussed in “Item 1A. RISK FACTORS — Risks Related to Our M&A, Lending and Financing Activities — Our indebtedness could limit our flexibility and adversely

THE SCOTTS MIRACLE-GRO COMPANY
(Dollars in millions, except per share data)
affect our financial condition” and “Item 1A. RISK FACTORS — Risks Related to Our Business — The effects of the ongoing coronavirus (COVID-19) pandemic and any possible recurrence of other similar types of pandemics, or any other widespread public health emergencies, could have a material adverse effect on our business, results of operations, financial condition and/or cash flows” of this Annual Report on Form 10-K.
Financial Disclosures About Guarantors and Issuers of Guaranteed Securities
The 5.250% Senior Notes, 4.500% Senior Notes, 4.000% Senior Notes and 4.375% Senior Notes (collectively, the “Senior Notes”) were issued by Scotts Miracle-Gro on December 15, 2016, October 22, 2019, March 17, 2021 and August 13, 2021, respectively. The Senior Notes are guaranteed by certain consolidated domestic subsidiaries of Scotts Miracle-Gro (collectively, the “Guarantors”) and, therefore, we report summarized financial information in accordance with SEC Regulation S-X, Rule 13-01, “Guarantors and Issuers of Guaranteed Securities Registered or Being Registered.”
The guarantees are “full and unconditional,” as those terms are used in Regulation S-X, Rule 3-10(b)(3), except that a Guarantor’s guarantee will be released in certain circumstances set forth in the indentures governing the Senior Notes, such as: (i) upon any sale or other disposition of all or substantially all of the assets of the Guarantor (including by way of merger or consolidation) to any person other than Scotts Miracle-Gro or any “restricted subsidiary” under the applicable indenture; (ii) if the Guarantor merges with and into Scotts Miracle-Gro, with Scotts Miracle-Gro surviving such merger; (iii) if the Guarantor is designated an “unrestricted subsidiary” in accordance with the applicable indenture or otherwise ceases to be a “restricted subsidiary” (including by way of liquidation or dissolution) in a transaction permitted by such indenture; (iv) upon legal or covenant defeasance; (v) at the election of Scotts Miracle-Gro following the Guarantor’s release as a guarantor under the Fifth A&R Credit Agreement, except a release by or as a result of the repayment of the Fifth A&R Credit Agreement; or (vi) if the Guarantor ceases to be a “restricted subsidiary” and the Guarantor is not otherwise required to provide a guarantee of the Senior Notes pursuant to the applicable indenture.
Our foreign subsidiaries and certain of our domestic subsidiaries are not guarantors (collectively, the “Non-Guarantors”) on the Senior Notes. Payments on the Senior Notes are only required to be made by Scotts Miracle-Gro and the Guarantors. As a result, no payments are required to be made from the assets of the Non-Guarantors, unless those assets are transferred by dividend or otherwise to Scotts Miracle-Gro or a Guarantor. In the event of a bankruptcy, insolvency, liquidation or reorganization of any of the Non-Guarantors, holders of their indebtedness, including their trade creditors and other obligations, will be entitled to payment of their claims from the assets of the Non-Guarantors before any assets are made available for distribution to Scotts Miracle-Gro or the Guarantors. As a result, the Senior Notes are effectively subordinated to all the liabilities of the Non-Guarantors.
The guarantees may be subject to review under federal bankruptcy laws or relevant state fraudulent conveyance or fraudulent transfer laws. In certain circumstances, the court could void the guarantee, subordinate the amounts owing under the guarantee, or take other actions detrimental to the holders of the Senior Notes.
As a general matter, value is given for a transfer or an obligation if, in exchange for the transfer or obligation, property is transferred or a valid antecedent debt is satisfied. A court would likely find that a Guarantor did not receive reasonably equivalent value or fair consideration for its guarantee to the extent such Guarantor did not obtain a reasonably equivalent benefit from the issuance of the Senior Notes.
The measure of insolvency varies depending upon the law of the jurisdiction that is being applied. Regardless of the measure being applied, a court could determine that a Guarantor was insolvent on the date the guarantee was issued, so that payments to the holders of the Senior Notes would constitute a preference, fraudulent transfer or conveyances on other grounds. If a guarantee is voided as a fraudulent conveyance or is found to be unenforceable for any other reason, the holders of the Senior Notes will not have a claim against the Guarantor.
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

SEPTEMBER 30, 2021
Current assets	$1,834.8
Noncurrent assets (a)	2,484.5
Current liabilities	1,038.1
Noncurrent liabilities	2,611.8

(a)Includes amounts due from Non-Guarantor subsidiaries of $39.8

YEAR ENDED
SEPTEMBER 30, 2021
Net sales	$4,507.6
Gross profit	1,380.6
Income (loss) from continuing operations (a)	510.9
Net income (loss)	510.8
Net income (loss) attributable to controlling interest	509.9

(a)Includes intercompany expense from Non-Guarantor subsidiaries of $(26.3).
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
Contractual Obligations
The following table summarizes our future cash outflows for contractual obligations as of September 30, 2021:

		Payments Due by Period
Contractual Cash Obligations	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
Debt obligations	$2,281.9	$51.9	$630.0	$—	$1,600.0
Interest expense on debt obligations	636.2	87.5	156.3	144.6	247.8
Finance lease obligations	39.6	7.0	14.2	4.8	13.6
Operating lease obligations	328.9	75.3	123.2	76.9	53.5
Purchase obligations	972.7	563.6	313.9	87.8	7.4
Other, primarily retirement plan obligations	63.1	9.3	15.8	16.0	22.0
Total contractual cash obligations	$4,322.4	$794.6	$1,253.4	$330.1	$1,944.3
We had long-term debt obligations and interest payments due primarily under the 5.250% Senior Notes, 4.500% Senior Notes, 4.000% Senior Notes and 4.375% Senior Notes and our credit facilities. Amounts in the table represent scheduled future maturities of debt principal for the periods indicated.
The interest payments for our credit facilities are based on outstanding borrowings as of September 30, 2021. Actual interest expense will likely be higher due to the seasonality of our business and associated higher average borrowings.

THE SCOTTS MIRACLE-GRO COMPANY
(Dollars in millions, except per share data)
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
Other obligations include actuarially determined retiree benefit payments and pension funding to comply with local funding requirements. Pension funding requirements beyond fiscal 2021 are based on preliminary estimates using actuarial assumptions determined as of September 30, 2021. These amounts represent expected payments through 2031. Based on the accounting rules for defined benefit pension plans and retirement health care plans, the liabilities reflected in our Consolidated Balance Sheets differ from these expected future payments (see Notes to Consolidated Financial Statements included in this Annual Report on Form 10-K). The above table excludes liabilities for unrecognized tax benefits and insurance accruals as we are unable to estimate the timing of payments for these items.
Off-Balance Sheet Arrangements
At September 30, 2021, we have letters of credit in the aggregate face amount of $19.8 outstanding.
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
In addition to GAAP measures, we use these non-GAAP financial measures to evaluate our performance, engage in financial and operational planning and determine incentive compensation because we believe that these non-GAAP financial measures provide additional perspective on and, in some circumstances are more closely correlated to, the performance of our underlying, ongoing business.
We believe that these non-GAAP financial measures are useful to investors in their assessment of operating performance and the valuation of the Company. In addition, these non-GAAP financial measures address questions routinely received from analysts and investors and, in order to ensure that all investors have access to the same data, we have determined that it is appropriate to make this data available to all investors. Non-GAAP financial measures exclude the impact of certain items (as further described below) and provide supplemental information regarding operating performance. By disclosing these non-GAAP financial measures, we intend to provide investors with a supplemental comparison of operating results and trends for the periods presented. We believe these non-GAAP financial measures are also useful to investors as such measures allow investors to evaluate performance using the same metrics that we use to evaluate past performance and prospects for future performance. We view free cash flow as an important measure because it is one factor used in determining the amount of cash available for dividends and discretionary investment.
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

THE SCOTTS MIRACLE-GRO COMPANY
(Dollars in millions, except per share data)
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
Definitions of Non-GAAP Financial Measures
The reconciliations of non-GAAP disclosure items include the following financial measures that are not calculated in accordance with GAAP and are utilized by us in evaluating the performance of the business, engaging in financial and operational planning, determining incentive compensation and determining the amount of cash available for dividends and discretionary investments, and by investors and analysts in evaluating performance of the business:
•Adjusted income (loss) from operations: Income (loss) from operations excluding impairment, restructuring and other charges / recoveries.
•Adjusted income (loss) from continuing operations: Income (loss) from continuing operations excluding impairment, restructuring and other charges / recoveries, costs related to refinancing and other non-operating income / expense, each net of tax.
•Adjusted net income (loss) attributable to controlling interest from continuing operations: Net income (loss) attributable to controlling interest excluding impairment, restructuring and other charges / recoveries, costs related to refinancing, other non-operating income / expense and discontinued operations, each net of tax.
•Adjusted diluted income (loss) per common share from continuing operations: Diluted net income (loss) per common share from continuing operations excluding impairment, restructuring and other charges / recoveries, costs related to refinancing and other non-operating income / expense, each net of tax.
•Adjusted EBITDA: Net income (loss) before interest, taxes, depreciation and amortization as well as certain other items such as the impact of the cumulative effect of changes in accounting, costs associated with debt refinancing and other non-recurring or non-cash items affecting net income (loss). The presentation of adjusted EBITDA is intended to be consistent with the calculation of that measure as required by our borrowing arrangements, and used to calculate a leverage ratio (maximum of 4.50 at September 30, 2021) and an interest coverage ratio (minimum of 3.00 for the twelve months ended September 30, 2021).
•Free cash flow: Net cash provided by (used in) operating activities reduced by investments in property, plant and equipment.

THE SCOTTS MIRACLE-GRO COMPANY
(Dollars in millions, except per share data)
Reconciliations of the non-GAAP measures to the most directly comparable GAAP measures are presented in the following tables:

	Year Ended September 30,
	2021	2020	2019
Income from operations (GAAP)	$723.0	$585.2	$409.6
Impairment, restructuring and other charges	29.0	16.8	13.3
Adjusted income from operations (Non-GAAP)	$752.1	$602.0	$422.9
Income from continuing operations (GAAP)	$517.3	$386.9	$436.7
Impairment, restructuring and other charges	29.0	16.8	13.3
Costs related to refinancing	—	15.1	—
Other non-operating (income) expense, net	(12.6)	0.8	(260.2)
Adjustment to income tax expense (benefit) from continuing operations	(5.1)	(6.7)	61.5
Adjusted income from continuing operations (Non-GAAP)	$528.6	$412.9	$251.3
Net income attributable to controlling interest (GAAP)	$512.5	$387.4	$460.7
(Income) loss from discontinued operations, net of tax	3.9	(1.7)	(23.5)
Impairment, restructuring and other charges	29.0	16.8	13.3
Costs related to refinancing	—	15.1	—
Other non-operating (income) expense, net	(12.6)	0.8	(260.2)
Adjustment to income tax expense (benefit) from continuing operations	(5.1)	(6.7)	61.5
Adjusted net income attributable to controlling interest from continuing operations (Non-GAAP)	$527.7	$411.7	$251.8
The sum of the components may not equal the total due to rounding.

	Year Ended September 30,
	2021	2020	2019
Diluted income per share from continuing operations (GAAP)	$9.03	$6.78	$7.77
Impairment, restructuring and other charges	0.51	0.30	0.24
Costs related to refinancing	—	0.27	—
Other non-operating (income) expense, net	(0.22)	0.01	(4.62)
Adjustment to income tax expense (benefit) from continuing operations	(0.09)	(0.12)	1.09
Adjusted diluted income per common share from continuing operations (Non-GAAP)	$9.23	$7.24	$4.47
Net cash provided by operating activities (GAAP)	$271.5	$558.0	$226.8
Investments in property, plant and equipment	(106.9)	(62.7)	(42.4)
Free cash flow (Non-GAAP)	$164.6	$495.3	$184.4
The sum of the components may not equal the total due to rounding.

We view our credit facility as material to our ability to fund operations, particularly in light of our seasonality. Please refer to “ITEM 1A. RISK FACTORS — Risks Related to Our M&A, Lending and Financing Activities — Our indebtedness could limit our flexibility and adversely affect our financial condition” of this Form 10-K for a more complete discussion of the risks associated with our debt and our credit facility and the restrictive covenants therein. Our ability to generate cash flows sufficient to cover our debt service costs is essential to our ability to maintain our borrowing capacity. We believe that Adjusted EBITDA provides additional information for determining our ability to meet debt service requirements. The presentation of Adjusted EBITDA herein is intended to be consistent with the calculation of that measure as required by our borrowing arrangements, and used to calculate a leverage ratio (maximum of 4.50 at September 30, 2021) and an interest coverage ratio (minimum of 3.00 for the twelve months ended September 30, 2021). The leverage ratio is calculated as average total indebtedness divided by Adjusted EBITDA. The interest coverage ratio is calculated as Adjusted EBITDA divided by interest expense, as described in the Fifth A&R Credit Agreement, and excludes costs related to refinancings. Please refer to “ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — Liquidity and Capital Resources — Borrowing Agreements” of this Annual Report on Form 10-K for a discussion of our credit facility.

THE SCOTTS MIRACLE-GRO COMPANY
(Dollars in millions, except per share data)
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
A numeric reconciliation of net income to Adjusted EBITDA is as follows:

	Year Ended September 30,
	2021	2020	2019
Net income (GAAP)	$513.4	$388.6	$460.2
Income tax expense from continuing operations	159.8	123.7	144.9
Income tax expense (benefit) from discontinued operations	(8.4)	0.1	11.7
Loss on contingent consideration from discontinued operations	12.2	—	—
Costs related to refinancing	—	15.1	—
Interest expense	78.9	79.6	101.8
Depreciation	62.9	62.2	55.9
Amortization	30.9	32.5	33.4
Impairment, restructuring and other charges from continuing operations	29.0	16.8	13.3
Impairment, restructuring and other charges (recoveries) from discontinued operations	—	(3.1)	(35.8)
Other non-operating (income) expense, net	(12.6)	0.8	(260.2)
Interest income	(4.1)	(7.6)	(8.6)
Expense on certain leases	—	—	3.2
Share-based compensation expense	40.6	57.9	38.4
Adjusted EBITDA (Non-GAAP)	$902.6	$766.6	$558.2

Regulatory Matters
We are subject to local, state, federal and foreign environmental protection laws and regulations with respect to our business operations and believe we are operating in substantial compliance with, or taking actions aimed at ensuring compliance with, such laws and regulations. We are involved in several legal actions with various governmental agencies related to environmental matters. While it is difficult to quantify the potential financial impact of actions involving these environmental matters, particularly remediation costs at waste disposal sites and future capital expenditures for environmental control equipment, in the opinion of management, the ultimate liability arising from such environmental matters, taking into account established accruals, is not expected to have a material effect on our financial condition, results of operations or cash flows. However, there can be no assurance that the resolution of these matters will not materially affect our future quarterly or annual results of operations, financial condition or cash flows. Additional information on environmental matters affecting us is provided in “ITEM 1. BUSINESS — Regulatory Considerations” and “ITEM 3. LEGAL PROCEEDINGS” of this Annual Report on Form 10-K.
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

THE SCOTTS MIRACLE-GRO COMPANY
(Dollars in millions, except per share data)
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

THE SCOTTS MIRACLE-GRO COMPANY
(Dollars in millions, except per share data)
until later periods if actual results deviate unfavorably from earlier estimates. The use of different assumptions would increase or decrease discounted cash flows or earnings projections and, therefore, could change impairment determinations.
At September 30, 2021, goodwill totaled $605.2, with $243.9, $350.2 and $11.1 for our U.S. Consumer, Hawthorne and Other segments, respectively. We performed annual impairment testing as of the first day of our fiscal fourth quarter and concluded that there were no impairments of goodwill as the estimated fair value of each reporting unit exceeded its carrying value. Based on the results of the annual quantitative evaluation for fiscal 2021, the fair values of our U.S. Consumer, Hawthorne and Other segment reporting units exceeded their respective carrying values by 350%, 225% and 124%, respectively. A 100 basis point change in the discount rate would not have resulted in an impairment for any of our reporting units.
At September 30, 2021, indefinite-lived intangible assets consisted of tradenames of $168.2 and the Roundup® marketing agreement amendment of $155.7. Based on the results of the annual evaluation for fiscal 2021, the fair values of our indefinite-lived intangible assets exceeded their respective carrying values in a range of 27% to over 1,600%. A 100 basis point change in the discount rate would not have resulted in an impairment of any of our indefinite-lived intangible assets.
Other Significant Accounting Policies
Other significant accounting policies, primarily those with lower levels of uncertainty than those discussed above, are also critical to understanding the consolidated financial statements. The Notes to Consolidated Financial Statements included in this Form 10-K contain additional information related to our accounting policies, including recent accounting pronouncements, and should be read in conjunction with this discussion.

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
As part of our ongoing business, we are exposed to certain market risks, including fluctuations in interest rates, foreign currency exchange rates and commodity prices. Financial derivatives and other instruments are used to manage these risks. These instruments are not used for speculative purposes.
Interest Rate Risk
The following table summarizes information about our debt instruments and derivative financial instruments that are sensitive to changes in interest rates as of September 30, 2021 and 2020. For debt instruments, the table presents principal cash flows and related weighted-average interest rates by expected maturity dates. For interest rate swap agreements, the table presents expected cash flows based on notional amounts and weighted-average interest rates by contractual maturity dates. We have outstanding interest rate swap agreements with major financial institutions that effectively convert a portion of the Company’s variable-rate debt to a fixed rate. The swap agreements had a maximum total U.S. dollar equivalent notional amount of $600.0 at September 30, 2021 and 2020. Weighted-average variable rates are based on rates in effect at September 30, 2021 and 2020. A change in our variable interest rate of 100 basis points for a full twelve-month period would have a $2.5 impact on interest expense assuming approximately $250 of our average fiscal 2021 variable-rate debt had not been hedged via an interest rate swap agreement.

	Expected Maturity Date						Total	Fair Value
2021	2022	2023	2024	2025	2026	After
Long-term debt:
Fixed rate debt	$—	$—	$—	$—	$—	$1,600.0	$1,600.0	$1,625.8
Average rate	—	—	—	—	—	4.4%	4.4%	—
Variable rate debt	$40.0	$630.0	$—	$—	$—	$—	$670.0	$670.0
Average rate	1.1%	1.1%	—	—	—	—	1.1%	—
Interest rate derivatives:
Interest rate swaps	$(4.2)	$(2.5)	$0.7	$0.6	$0.5	$—	$(4.9)	$(4.9)
Average rate	1.3%	1.1%	0.8%	0.9%	0.9%	—	1.1%	—

THE SCOTTS MIRACLE-GRO COMPANY
(Dollars in millions, except per share data)

	Expected Maturity Date						Total	Fair Value
2020	2021	2022	2023	2024	2025	After
Long-term debt:
Fixed rate debt	$—	$—	$—	$—	$—	$700.0	$700.0	$743.0
Average rate	—	—	—	—	—	4.8%	4.8%	—
Variable rate debt	$60.0	$40.0	$694.0	$—	$—	$—	$794.0	$794.0
Average rate	1.3%	1.4%	1.4%	—	—	—	1.4%	—
Interest rate derivatives:
Interest rate swaps	$(9.8)	$(5.7)	$(3.5)	$(0.4)	$(0.4)	$(0.3)	$(20.1)	$(20.1)
Average rate	2.6%	1.5%	1.2%	0.9%	0.9%	0.9%	1.4%	—

Excluded from the information provided above are miscellaneous debt instruments of $11.9 and $1.1 and finance lease obligations of $33.4 and $36.1 at September 30, 2021 and 2020, respectively.
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

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
The financial statements and other information required by this Item are contained in the Consolidated Financial Statements, Notes to Consolidated Financial Statements and Schedules Supporting the Consolidated Financial Statements listed in the “Index to Consolidated Financial Statements and Financial Statement Schedules” on page 56 of this Annual Report on Form 10-K.

THE SCOTTS MIRACLE-GRO COMPANY
(Dollars in millions, except per share data)

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
Management’s Annual Report on Internal Control Over Financial Reporting
The “Annual Report of Management on Internal Control Over Financial Reporting” required by Item 308(a) of SEC Regulation S-K is included on page 57 of this Annual Report on Form 10-K.
Attestation Report of Independent Registered Public Accounting Firm
The “Report of Independent Registered Public Accounting Firm” required by Item 308(b) of SEC Regulation S-K is included on page 58 of this Annual Report on Form 10-K.
Changes in Internal Control Over Financial Reporting
No changes in the Registrant’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) occurred during the Registrant’s fiscal quarter ended September 30, 2021, that have materially affected, or are reasonably likely to materially affect, the Registrant’s internal control over financial reporting.

ITEM 9B.    OTHER INFORMATION
None.

PART III

ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Directors, Executive Officers and Persons Nominated or Chosen to Become Directors or Executive Officers
The information required by Item 401 of SEC Regulation S-K concerning the directors of Scotts Miracle-Gro and the nominees for election or re-election as directors of Scotts Miracle-Gro at the Annual Meeting of Shareholders to be held on January 24, 2022 (the “2022 Annual Meeting”) is incorporated herein by reference from the disclosure which will be included under the caption “PROPOSAL NUMBER 1 — ELECTION OF DIRECTORS” in Scotts Miracle-Gro’s definitive Proxy Statement relating to the 2022 Annual Meeting (“Scotts Miracle-Gro’s Definitive Proxy Statement”), which will be filed pursuant to SEC Regulation 14A not later than 120 days after the end of Scotts Miracle-Gro’s fiscal year ended September 30, 2021.
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
Procedures for Recommending Director Nominees
Information concerning the procedures by which shareholders of Scotts Miracle-Gro may recommend nominees to Scotts Miracle-Gro’s Board of Directors is incorporated herein by reference from the disclosures which will be included under the captions “CORPORATE GOVERNANCE — Nominations of Directors” and “MEETINGS AND COMMITTEES OF THE BOARD — Committees of the Board — Nominating and Governance Committee” in Scotts Miracle-Gro’s Definitive Proxy Statement. These procedures have not materially changed from those described in Scotts Miracle-Gro’s definitive Proxy Statement for the 2021 Annual Meeting of Shareholders held on January 25, 2021.
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

PART IV

ITEM 15.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES
(a) LIST OF DOCUMENTS FILED AS PART OF THIS REPORT
1 and 2. Financial Statements and Financial Statement Schedules:
The response to this portion of Item 15 is submitted as a separate section of this Annual Report on Form 10-K. Reference is made to the “Index to Consolidated Financial Statements and Financial Statement Schedules” on page 56 of this Annual Report on Form 10-K.
(b) EXHIBITS
The exhibits listed on the “Index to Exhibits” beginning on page 109 of this Annual Report on Form 10-K are filed or furnished with this Annual Report on Form 10-K or incorporated herein by reference as noted in the “Index to Exhibits.”
(c) FINANCIAL STATEMENT SCHEDULES
The financial statement schedule filed with this Annual Report on Form 10-K is submitted in a separate section hereof. For a description of such financial statement schedules, see “Index to Consolidated Financial Statements and Financial Statement Schedules” on page 56 of this Annual Report on Form 10-K.

ITEM 16.    FORM 10-K SUMMARY
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

THE SCOTTS MIRACLE-GRO COMPANY

By:	/s/ JAMES HAGEDORN
James Hagedorn, Chief Executive Officer and Chairman of the Board

Dated: November 23, 2021
Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ CORY J. MILLER	Chief Financial Officer and Executive Vice President	November 23, 2021
Cory J. Miller	(Principal Financial Officer and Principal Accounting Officer)

/s/ JAMES HAGEDORN	Chief Executive Officer, Chairman of the Board and Director	November 23, 2021
James Hagedorn	(Principal Executive Officer)

/s/ DAVID C. EVANS*	Director	November 23, 2021
David C. Evans

/s/ BRIAN D. FINN*	Director	November 23, 2021
Brian D. Finn

/s/ ADAM HANFT*	Director	November 23, 2021
Adam Hanft

/s/ STEPHEN L. JOHNSON*	Director	November 23, 2021
Stephen L. Johnson

/s/ THOMAS N. KELLY JR.*	Director	November 23, 2021
Thomas N. Kelly Jr.

/s/ KATHERINE HAGEDORN LITTLEFIELD*	Director	November 23, 2021
Katherine Hagedorn Littlefield

Signature	Title	Date

/s/ NANCY G. MISTRETTA*	Director	November 23, 2021
Nancy G. Mistretta

/s/ PETER E. SHUMLIN*	Director	November 23, 2021
Peter E. Shumlin

/s/ JOHN R. VINES*	Director	November 23, 2021
John R. Vines

/s/ GERALD VOLAS*	Director	November 23, 2021
Gerald Volas

*
The undersigned, by signing his name hereto, does hereby sign this Report on behalf of each of the directors of the Registrant identified above pursuant to Powers of Attorney executed by the directors identified above, which Powers of Attorney are filed with this Report as exhibits.

By:	/s/ CORY J. MILLER
Cory J. Miller, Attorney-in-Fact

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
Management, with the participation of our principal executive officer and principal financial officer, assessed the effectiveness of our internal control over financial reporting as of September 30, 2021, the end of our fiscal year. Management based its assessment on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Management’s assessment included evaluation of such elements as the design and operating effectiveness of key financial reporting controls, process documentation, accounting policies and our overall control environment. This assessment is supported by testing and monitoring performed under the direction of management. As allowed by the SEC guidance, management excluded from the assessment the internal control over financial reporting at Hydro-Logic Purification Systems, Inc. and Rhizoflora, Inc., which were acquired in fiscal 2021. These acquisitions constituted 2.1% of total assets and 0% of revenues and net income included in our consolidated financial statements as of and for the fiscal year ended September 30, 2021.
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
Based on our assessment, management has concluded that our internal control over financial reporting was effective as of September 30, 2021, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with accounting principles generally accepted in the United States of America. We reviewed the results of management’s assessment with the Audit Committee of the Board of Directors of The Scotts Miracle-Gro Company.
Our independent registered public accounting firm, Deloitte & Touche LLP, independently audited our internal control over financial reporting as of September 30, 2021 and has issued their attestation report which appears herein.

/s/ JAMES HAGEDORN		/s/ CORY J. MILLER
James Hagedorn		Cory J. Miller
Chief Executive Officer and Chairman of the Board		Executive Vice President and Chief Financial Officer

Dated:	November 23, 2021	Dated:	November 23, 2021

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the shareholders and the Board of Directors of
The Scotts Miracle-Gro Company

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of The Scotts Miracle-Gro Company and subsidiaries (the “Company”) as of September 30, 2021 and 2020, the related consolidated statements of operations, comprehensive income (loss), shareholders’ equity, and cash flows, for each of the three years in the period ended September 30, 2021, and the related notes and the schedules listed in the Index at Item 15 (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of September 30, 2021 and 2020, and the results of its operations and its cash flows for each of the three years in the period ended September 30, 2021, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company’s internal control over financial reporting as of September 30, 2021, based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated November 23, 2021, expressed an unqualified opinion on the Company’s internal control over financial reporting.

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

Goodwill — Hawthorne Reporting Unit — Refer to Notes 1 and 5 to the financial statements.

Critical Audit Matter Description

When evaluating goodwill for impairment, the Company performs either an initial qualitative or quantitative evaluation for each of its reporting units. For the quantitative evaluation, the Company compares the fair value of each reporting unit to its carrying value. The Company determines the fair value of its reporting units using a combination of income-based and market-based approaches and incorporates assumptions it believes market participants would utilize. Under the income-based approach, the Company determines fair value using a discounted cash flow approach that requires significant judgment with respect to revenue growth rates based upon annual budgets and longer-range strategic plans and the selection of an appropriate discount rate. Under the market-based approach, the Company determines fair value by comparing its reporting units to similar businesses or guideline companies whose securities are actively traded in public markets. The use of different assumptions would increase or decrease discounted cash flows or earnings projections and could, therefore, change impairment determinations. The goodwill balance was $605.2 million as of September 30, 2021, of which $350.2 million was allocated to the Hawthorne reporting unit. The fair value of the Hawthorne reporting unit exceeded its carrying value as of the measurement date and, therefore, no impairment was recognized. Hawthorne’s operations are sensitive to changes in the U.S. retail hydroponic market as the demand for its products depends on the uncertain growth of the market.

Given the significant estimates and assumptions management makes to estimate the fair value of Hawthorne and the sensitivity of Hawthorne’s operations to changes in the U.S. retail hydroponic market, performing audit procedures to evaluate the reasonableness of management’s estimates and assumptions with respect to the revenue growth rates, and the selection of an appropriate discount rate for Hawthorne required a high degree of auditor judgment and an increased extent of effort, including the need to involve our fair value specialists.

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures with respect to revenue growth rates, and the selection of an appropriate discount rate for Hawthorne included the following, among others:

•We tested the effectiveness of controls over management’s goodwill impairment evaluation, including those over the determination of the fair value of Hawthorne, such as controls related to the revenue growth rates and the selection of an appropriate discount rate.

•With the assistance of our fair value specialists, we evaluated the reasonableness of the long-term growth rate, including testing the source information underlying the determination of the long-term growth rate, testing the mathematical accuracy of the calculation, and developing a range of independent estimates and comparing those to the long-term growth rate selected by management.

•We evaluated management’s ability to accurately forecast the revenue growth rates by comparing actual results to management’s historical forecasts. We evaluated the reasonableness of management’s forecasts of the revenue growth rates by comparing the forecasts to (1) the historical results of Hawthorne, (2) internal communications to management and the board of directors, (3) external communications made by management to analysts and investors, and (4) industry reports containing analyses of the Company’s markets.

•We considered the impact of changes in the regulatory environment on management’s forecasts of the revenue growth rates.

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
November 23, 2021
We have served as the Company’s auditor since 2005.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the shareholders and the Board of Directors of The Scotts Miracle-Gro Company

Opinion on Internal Control over Financial Reporting

We have audited the internal control over financial reporting of The Scotts Miracle-Gro Company and subsidiaries (the “Company”) as of September 30, 2021, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of September 30, 2021, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated financial statements as of and for the year ended September 30, 2021, of the Company and our report dated November 23, 2021, expressed an unqualified opinion on those financial statements and included an explanatory paragraph regarding the Company’s adoption of the Financial Accounting Standards Board Accounting Standards Codification 842, Leases, and accounting guidance related to inventory valuation for its change in accounting for a portion of its inventories to the first-in, first-out method which was determined to be a preferable accounting principle for such inventories.

Basis for Opinion

As described in the Annual Report of Management on Internal Control Over Financial Reporting, management excluded from its assessment the internal control over financial reporting at Hydro-Logic Purification Systems, Inc. and Rhizoflora, Inc., which were acquired in fiscal 2021. These acquisitions constituted 2.1% of total assets and 0% of revenues and net income included in the consolidated financial statements as of and for the fiscal year ended September 30, 2021. Accordingly, our audit did not include the internal control over financial reporting at Hydro-Logic Purification Systems, Inc. and Rhizoflora, Inc.

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

/s/ DELOITTE & TOUCHE LLP

Columbus, Ohio
November 23, 2021

THE SCOTTS MIRACLE-GRO COMPANY
Consolidated Statements of Operations
(In millions, except per share data)

	Year Ended September 30,
	2021	2020	2019
Net sales	$4,925.0	$4,131.6	$3,156.0
Cost of sales	3,431.3	2,768.6	2,130.5
Cost of sales—impairment, restructuring and other	24.7	16.0	5.9
Gross profit	1,469.0	1,347.0	1,019.6
Operating expenses:
Selling, general and administrative	743.5	757.8	601.3
Impairment, restructuring and other	4.3	0.8	7.4
Other (income) expense, net	(1.8)	3.2	1.3
Income from operations	723.0	585.2	409.6
Equity in income of unconsolidated affiliates	(14.4)	—	(3.3)
Costs related to refinancing	—	15.1	—
Interest expense	78.9	79.6	101.8
Other non-operating income, net	(18.6)	(20.1)	(270.5)
Income from continuing operations before income taxes	677.1	510.6	581.6
Income tax expense from continuing operations	159.8	123.7	144.9
Income from continuing operations	517.3	386.9	436.7
Income (loss) from discontinued operations, net of tax	(3.9)	1.7	23.5
Net income	$513.4	$388.6	$460.2
Net (income) loss attributable to noncontrolling interest	(0.9)	(1.2)	0.5
Net income attributable to controlling interest	$512.5	$387.4	$460.7

Basic income (loss) per common share:
Income from continuing operations	$9.27	$6.92	$7.88
Income (loss) from discontinued operations	(0.07)	0.04	0.42
Basic net income per common share	$9.20	$6.96	$8.30
Diluted income (loss) per common share:
Income from continuing operations	$9.03	$6.78	$7.77
Income (loss) from discontinued operations	(0.07)	0.03	0.41
Diluted net income per common share	$8.96	$6.81	$8.18

See Notes to Consolidated Financial Statements.

THE SCOTTS MIRACLE-GRO COMPANY
Consolidated Statements of Comprehensive Income (Loss)
(In millions)

	Year Ended September 30,
	2021	2020	2019
Net income	$513.4	$388.6	$460.2
Other comprehensive income (loss):
Net foreign currency translation adjustment	4.5	11.3	(8.7)
Net unrealized gain (loss) on derivative instruments, net of tax	19.8	(14.6)	(14.9)
Reclassification of net unrealized (gains) losses on derivative instruments to net income, net of tax	5.4	7.5	(1.5)
Net unrealized loss on securities, net of tax	(2.3)	—	—
Net unrealized gain (loss) in pension and other post-retirement benefits, net of tax	5.1	(9.6)	(11.1)
Pension and other post-retirement benefit adjustments, net of tax	0.3	0.2	2.1
Total other comprehensive income (loss)	32.8	(5.2)	(34.1)
Comprehensive income	546.2	383.4	426.1
Comprehensive (income) loss attributable to noncontrolling interest	(0.9)	(1.2)	0.5
Comprehensive income attributable to controlling interest	$545.3	$382.2	$426.6

See Notes to Consolidated Financial Statements.

THE SCOTTS MIRACLE-GRO COMPANY
Consolidated Statements of Cash Flows
(In millions)

	Year Ended September 30,
	2021	2020	2019
OPERATING ACTIVITIES
Net income	$513.4	$388.6	$460.2
Adjustments to reconcile net income to net cash provided by operating activities:
Costs related to refinancing	—	15.1	—
Share-based compensation expense	40.6	57.9	38.4
Depreciation	62.9	62.2	55.9
Amortization	30.9	32.5	33.4
Deferred taxes	22.5	(11.1)	(33.3)
Gain on sale of unconsolidated affiliate	—	—	(262.6)
Other, net	(13.4)	4.2	5.9
Changes in assets and liabilities, net of acquisitions:
Accounts receivable	15.5	(188.1)	0.6
Inventories	(496.5)	(80.6)	(65.0)
Prepaid and other assets	(76.5)	(19.4)	(11.0)
Accounts payable	202.5	172.2	54.3
Other current liabilities	(19.6)	154.6	49.7
Restructuring and other	(2.0)	(6.0)	(100.2)
Other non-current items	(10.1)	(24.8)	(0.3)
Other, net	1.3	0.7	0.8
Net cash provided by operating activities	271.5	558.0	226.8
INVESTING ACTIVITIES
Proceeds from sale of long-lived assets	0.2	0.4	2.1
Investments in property, plant and equipment	(106.9)	(62.7)	(42.4)
(Investments in) proceeds from loans receivable	—	(3.4)	20.8
Proceeds from sale of brand extension assets	—	115.5	—
(Investments in) proceeds from sale of unconsolidated affiliates	(102.3)	—	274.3
Payment for acquisitions, net of cash acquired	(127.8)	—	(6.6)
Purchase of convertible debt investments	(193.1)	—	—
Other investing, net	(8.7)	(2.9)	7.0
Net cash (used in) provided by investing activities	(538.6)	46.9	255.2
FINANCING ACTIVITIES
Borrowings under revolving and bank lines of credit and term loans	1,243.2	1,222.7	1,056.2
Repayments under revolving and bank lines of credit and term loans	(1,361.5)	(1,413.8)	(1,445.5)
Proceeds from issuance of 4.000% Senior Notes	500.0	—	—
Proceeds from issuance of 4.375% Senior Notes	400.0	—	—
Proceeds from issuance of 4.500% Senior Notes	—	450.0	—
Repayment of 6.000% Senior Notes	—	(400.0)	—
Financing and issuance fees	(13.1)	(18.7)	(0.2)
Dividends paid	(143.0)	(411.2)	(124.5)
Purchase of Common Shares	(129.3)	(53.2)	(3.1)
Payments on seller notes	—	(0.5)	(0.8)
Cash received from exercise of stock options	15.2	17.6	21.4
Acquisition of noncontrolling interests	(17.5)	—	—
Net cash provided by (used in) financing activities	494.0	(607.1)	(496.5)
Effect of exchange rate changes on cash	0.6	—	(0.6)
Net increase (decrease) in cash and cash equivalents	227.5	(2.2)	(15.1)
Cash and cash equivalents at beginning of year	16.6	18.8	33.9
Cash and cash equivalents at end of year	$244.1	$16.6	$18.8
See Notes to Consolidated Financial Statements.

THE SCOTTS MIRACLE-GRO COMPANY
Consolidated Balance Sheets
(In millions, except per share data)

	September 30,
	2021	2020
ASSETS
Current assets:
Cash and cash equivalents	$244.1	$16.6
Accounts receivable, less allowances of $16.8 in 2021 and $7.5 in 2020	483.4	474.8
Accounts receivable pledged	—	22.3
Inventories	1,126.6	621.9
Prepaid and other current assets	169.9	81.0
Total current assets	2,024.0	1,216.6
Investment in unconsolidated affiliates	207.0	—
Property, plant and equipment, net	622.2	560.0
Goodwill	605.2	544.1
Intangible assets, net	709.6	679.2
Other assets	632.0	380.6
Total assets	$4,800.0	$3,380.5
LIABILITIES AND EQUITY
Current liabilities:
Current portion of debt	$57.8	$66.4
Accounts payable	609.4	391.0
Other current liabilities	473.2	493.0
Total current liabilities	1,140.4	950.4
Long-term debt	2,236.7	1,455.1
Other liabilities	409.6	272.1
Total liabilities	3,786.7	2,677.6
Commitments and contingencies (Notes 18, 19 and 20)
Equity:
Common shares and capital in excess of $.01 stated value per share; shares outstanding of 55.6 and 55.8, respectively	477.0	482.5
Retained earnings	1,605.1	1,235.6
Treasury shares, at cost; 12.6 and 12.4 shares, respectively	(1,002.4)	(921.8)
Accumulated other comprehensive loss	(66.4)	(99.1)
Total equity—controlling interest	1,013.3	697.2
Noncontrolling interest	—	5.7
Total equity	1,013.3	702.9
Total liabilities and equity	$4,800.0	$3,380.5

See Notes to Consolidated Financial Statements.

THE SCOTTS MIRACLE-GRO COMPANY
Consolidated Statements of Shareholders’ Equity
(In millions, except per share data)

	Common Shares		Capital in Excess of Stated Value	Retained Earnings	Treasury Shares		Accumulated Other Comprehensive Income (Loss)		Non-controlling Interest
	Shares	Amount			Shares	Amount		Total		Total
Balance at September 30, 2018	68.1	$0.3	$420.0	$919.9	12.8	$(939.6)	(46.0)	$354.6	$5.0	$359.6
Adoption of new accounting pronouncements (a)(b)	—	—	—	22.9	—	—	(13.8)	9.1	—	9.1
Net income (loss)	—	—	—	460.7	—	—	—	460.7	(0.5)	460.2
Other comprehensive income (loss)	—	—	—	—	—	—	(34.1)	(34.1)	—	(34.1)
Share-based compensation	—	—	38.4	—	—	—	—	38.4	—	38.4
Dividends declared ($2.23 per share)	—	—	—	(128.8)	—	—	—	(128.8)	—	(128.8)
Treasury share purchases	—	—	—	—	—	(2.7)	—	(2.7)	—	(2.7)
Treasury share issuances	—	—	(16.5)	—	(0.4)	38.0	—	21.5	—	21.5
Balance at September 30, 2019	68.1	0.3	441.9	1,274.7	12.4	(904.3)	(93.9)	718.7	4.5	723.2
Net income (loss)	—	—	—	387.4	—	—	—	387.4	1.2	388.6
Other comprehensive income (loss)	—	—	—	—	—	—	(5.2)	(5.2)	—	(5.2)
Share-based compensation	—	—	57.9	—	—	—	—	57.9	—	57.9
Dividends declared ($7.36 per share)	—	—	—	(426.5)	—	—	—	(426.5)	—	(426.5)
Treasury share purchases	—	—	—	—	0.4	(53.2)	—	(53.2)	—	(53.2)
Treasury share issuances	—	—	(17.6)	—	(0.4)	35.7	—	18.1	—	18.1
Balance at September 30, 2020	68.1	0.3	482.2	1,235.6	12.4	(921.8)	(99.1)	697.2	5.7	702.9
Net income (loss)	—	—	—	512.5	—	—	—	512.5	0.9	513.4
Other comprehensive income (loss)	—	—	—	—	—	—	32.8	32.8	—	32.8
Share-based compensation	—	—	40.6	—	—	—	—	40.6	—	40.6
Dividends declared ($2.52 per share)	—	—	—	(143.0)	—	—	—	(143.0)	—	(143.0)
Treasury share purchases	—	—	—	—	0.7	(129.3)	—	(129.3)	—	(129.3)
Treasury share issuances	—	—	(32.6)	—	(0.5)	48.7	—	16.1	—	16.1
Acquisition of remaining noncontrolling interest in Aerogrow	—	—	(13.4)	—	—	—	—	(13.4)	(6.7)	(20.1)
Balance at September 30, 2021	68.1	$0.3	$476.7	$1,605.1	12.6	$(1,002.4)	$(66.4)	$1,013.3	$—	$1,013.3
The sum of the components may not equal due to rounding.

(a)As a result of adopting ASU No. 2014-09, “Revenue from Contracts with Customers (ASC 606),” on October 1, 2018, the Company recorded a $9.1 cumulative effect of initially applying the new guidance as an adjustment to the fiscal year 2019 opening balance of retained earnings.
(b)As a result of adopting ASU No. 2018-02, “Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income,” on October 1, 2018, the Company reclassified $13.8 from accumulated other comprehensive loss to retained earnings in the fiscal year 2019 opening balances.

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
The Company follows a 13-week quarterly accounting cycle pursuant to which the first three fiscal quarters end on a Saturday and the fiscal year always ends on September 30. This fiscal calendar convention requires the Company to cycle forward the first three fiscal quarter ends every six years. Fiscal 2021 was impacted by this process and, as a result, the first quarter of fiscal 2021 had five additional days and the fourth quarter of fiscal 2021 had six fewer days compared to the respective quarters of fiscal 2020.
Organization and Basis of Presentation
The Company’s consolidated financial statements are presented in accordance with accounting principles generally accepted in the United States of America (“GAAP”). The consolidated financial statements include the accounts of Scotts Miracle-Gro and its subsidiaries. All intercompany transactions and accounts have been eliminated in consolidation. The Company’s consolidation criteria are based on majority ownership (as evidenced by a majority voting interest in the entity) and an objective evaluation and determination of effective management control. On February 26, 2021, the Company acquired the remaining outstanding shares of AeroGrow International, Inc. (“AeroGrow”). Prior to this date, the equity owned by other shareholders was shown as noncontrolling interest in the Consolidated Balance Sheets, and the other shareholders’ portion of net earnings and other comprehensive income was shown as net (income) loss or comprehensive (income) loss attributable to noncontrolling interest in the Consolidated Statements of Operations and Consolidated Statements of Comprehensive Income (Loss), respectively. The results of businesses acquired or disposed of are included in the consolidated financial statements from the date of each acquisition or up to the date of disposal, respectively.
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
Advertising
Advertising costs incurred during the year are expensed to interim periods in relation to revenues. All advertising costs, except for external production costs, are expensed within the fiscal year in which such costs are incurred. External production costs for advertising programs are deferred until the period in which the advertising is first aired. Costs deferred at September 30, 2021 and 2020 were not material. Advertising expenses were $165.7, $147.4 and $120.3 for fiscal 2021, fiscal 2020 and fiscal 2019, respectively.
Research and Development
Costs associated with research and development are generally charged to expense as incurred. Expenses for fiscal 2021, fiscal 2020 and fiscal 2019 were $45.4, $39.7 and $39.6, respectively, including product registration costs of $12.3, $11.0 and $11.0, respectively.
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
Accounts Receivable and Allowances
Trade accounts receivable are recorded at the invoiced amount and do not bear interest. Allowances for doubtful accounts reflect the Company’s estimate of amounts in its existing accounts receivable that may not be collected due to customer claims or customer inability or unwillingness to pay. The allowance is determined based on a combination of factors, including the Company’s ongoing risk assessment regarding the credit worthiness of its customers, historical collection experience and length of time the receivables are past due. Account balances are charged off against the allowance when the Company believes it is probable the receivable will not be recovered.

Table of Contents	THE SCOTTS MIRACLE-GRO COMPANY NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued) (Dollars in millions, except per share data)

Inventories
Inventories are stated at the lower of cost or net realizable value and include the cost of raw materials, labor, manufacturing overhead and freight and inbound handling costs incurred to pre-position goods in the Company’s warehouse network. The Company makes provisions for obsolete or slow-moving inventories as necessary to properly reflect inventory at the lower of cost or net realizable value. Inventories are valued using the first in, first out method. Inventories acquired through the acquisition of or subsequently produced by Sunlight Supply (as defined below) were initially recorded at fair value at the date of the acquisition and subsequently were measured using the average costing method of inventory valuation. During fiscal 2020, the Company determined it was preferable to use the first in, first out inventory valuation method and adopted this method for the remaining Sunlight Supply inventories not subject to the first in, first out method. This change in accounting principle resulted in an increase in inventories of $0.2, with a corresponding decrease in cost of goods sold for fiscal 2020. The change in accounting principle was not material to prior periods so it was not retrospectively applied. Adjustments to reflect inventories at net realizable values were $22.5 and $31.3 at September 30, 2021 and 2020, respectively.
Loans Receivable
Loans receivable are carried at outstanding principal amount, and are recognized in the “Other assets” line in the Consolidated Balance Sheets. Loans receivable are impaired when, based on current information and events, it is probable that the Company will be unable to collect all amounts due according to the contractual terms of the loan agreement. If it is determined that an impairment has occurred, an impairment loss is recognized for the amount by which the carrying value of the asset exceeds the present value of expected future cash flows. Interest income was $3.8, $7.6 and $8.6 for fiscal 2021, fiscal 2020 and fiscal 2019, respectively. Interest income is recorded on an accrual basis and is classified in the “Other non-operating income, net” line in the Consolidated Statements of Operations.
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
Long-Lived Assets
Property, plant and equipment are stated at cost. Interest capitalized in property, plant and equipment amounted to $0.8, $0.4 and $0.5 during fiscal 2021, fiscal 2020 and fiscal 2019, respectively. Expenditures for maintenance and repairs are charged to expense as incurred. When properties are retired or otherwise disposed of, the cost of the asset and the related accumulated depreciation are removed from the accounts with the resulting gain or loss being reflected in income from operations.
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

The Company had non-cash investing activities of $41.6, $26.4 and $22.1 during fiscal 2021, fiscal 2020 and fiscal 2019, respectively, representing unpaid liabilities to acquire property, plant and equipment.
Internal Use Software
The costs of internal use software are expensed or capitalized depending on whether they are incurred in the preliminary project stage, application development stage or the post-implementation/operation stage. As of September 30, 2021 and 2020, the Company had $17.0 and $18.8, respectively, in unamortized capitalized internal use software costs. Amortization of these costs was $4.5, $4.0 and $2.9 during fiscal 2021, fiscal 2020 and fiscal 2019, respectively.
Goodwill and Indefinite-lived Intangible Assets
Goodwill and indefinite-lived intangible assets are not subject to amortization. Goodwill and indefinite-lived intangible assets are reviewed for impairment by applying a fair-value based test on an annual basis, as of the first day of the Company’s fiscal fourth quarter, or more frequently if circumstances indicate impairment may have occurred. With respect to goodwill, the Company performs either a qualitative or quantitative evaluation for each of its reporting units. Factors considered in the qualitative test include reporting unit specific operating results as well as new events and circumstances impacting the operations or cash flows of the reporting units. For the quantitative test, the Company assesses goodwill for impairment by comparing the carrying value of its reporting units to their respective fair values. A reporting unit is defined as an operating segment or one level below an operating segment. The Company determines the fair value of its reporting units using a combination of income-based and market-based approaches and incorporates assumptions it believes market participants would utilize. The income-based approach utilizes discounted cash flows while the market-based approach utilizes market multiples. These approaches depend upon internally-developed forecasts that are based upon annual budgets and longer-range strategic plans. The Company uses discount rates that are commensurate with the risks and uncertainties inherent in the respective reporting units and in the internally-developed forecasts. To further substantiate fair value, the Company compares the aggregate fair value of the reporting units to the Company’s total market capitalization.
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
Investments in Securities
Convertible debt investments are classified as “available for sale,” are reported at fair value and are presented in the “Other assets” line in the Consolidated Balance Sheets. Unrealized gains and losses on these investments are included in accumulated other comprehensive loss (“AOCL”) in the Consolidated Balance Sheets. When a decline in fair value is considered to be other-than-temporary at the balance sheet date, an allowance for credit losses (impairment), including any write-off of accrued interest receivable, is charged to earnings. If management can assert that it does not intend to sell the security and it is not more likely than not that it will have to sell the security before recovering its amortized cost basis (net of allowance), then the impairment allowance is separated into two components: (i) the amount related to credit losses (recorded in earnings) and (ii) the amount related to all other factors (recorded in other comprehensive income). Interest income is recorded on an accrual basis and is classified in the “Other non-operating income, net” line in the Consolidated Statements of Operations.
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
Translation of Foreign Currencies
The functional currency for each Scotts Miracle-Gro subsidiary is generally its local currency. Assets and liabilities of these subsidiaries are translated at the exchange rate in effect at each fiscal year-end. Income and expense accounts are translated at the average rate of exchange prevailing during the year. Translation gains and losses arising from the use of differing exchange rates from period to period are included in AOCL within shareholders’ equity. Foreign exchange transaction gains and losses are included in the determination of net income and classified as “Other (income) expense, net” in the Consolidated Statements of Operations. The Company recognized foreign exchange transaction (gains) losses of $(1.8), $0.9 and $1.6 during fiscal 2021, fiscal 2020 and fiscal 2019, respectively.
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
During the second quarter of fiscal 2016, the Company entered into definitive agreements with Bonnie Plants, Inc. and its sole shareholder, Alabama Farmers Cooperative, Inc. (“AFC”), that included options beginning in fiscal 2020 providing for either (i) the Company to increase its economic interest in Bonnie’s business of planting, growing, developing, manufacturing, distributing, marketing, and selling live plants, plant food, fertilizer and potting soil (the “Bonnie Business”) or (ii) AFC and Bonnie to repurchase the Company’s economic interest in the Bonnie Business (collectively, the “Bonnie Option”). The Bonnie Option was surrendered at the time of the formation of the Bonnie Plants, LLC joint venture on December 31, 2020.

Table of Contents	THE SCOTTS MIRACLE-GRO COMPANY NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued) (Dollars in millions, except per share data)

Prior to this, the Bonnie Option was required to be accounted for as a derivative instrument and was recorded at fair value in the “Other assets” line in the Consolidated Balance Sheets, with changes in fair value recognized in the “Other non-operating income, net” line in the Consolidated Statements of Operations.
Leases
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
Statements of Cash Flows
Supplemental cash flow information was as follows:

	Year Ended September 30,
	2021	2020	2019
Interest paid	$61.6	$75.9	$93.5
Income taxes paid	179.7	124.2	166.2
Fiscal 2021 cash flow from operating activities was impacted by extended payment terms with several major vendors across the U.S. Consumer and Hawthorne segments, as well as Monsanto Company, a subsidiary of Bayer AG (“Monsanto”), for payments originally due in the final weeks of fiscal 2021 and paid in the first quarter of fiscal 2022. During fiscal 2019, the Company paid a post-closing net working capital adjustment obligation of $6.6 related to the fiscal 2018 acquisition of Sunlight Supply, Inc., Sunlight Garden Supply, Inc., Sunlight Garden Supply, ULC, and IP Holdings, LLC, and all of the issued and outstanding equity interests of Columbia River Industrial Holdings, LLC (collectively “Sunlight Supply”), which was classified as an investing activity in the “Payment for acquisitions, net of cash acquired” line in the Consolidated Statements of Cash Flows.
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

material impact on the Company’s Consolidated Statements of Operations or Cash Flows. Refer to “NOTE 18. LEASES” for more information.
In June 2016, the FASB issued Accounting Standards Update (“ASU”) No. 2016-13, “Financial Instruments - Credit Losses (Topic 326),” which changes the impairment model for most financial assets to require measurement and recognition of expected credit losses for financial assets held.  The Company adopted this guidance on October 1, 2020.  The adoption of this guidance did not have a material impact on the Company’s consolidated financial position, results of operations or cash flows.
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

NOTE 2. REVENUE RECOGNITION
Nature of Goods and Services
The Company’s revenue is primarily generated from sales of branded and private label lawn and garden care and indoor and hydroponic gardening finished products to home centers, mass merchandisers, warehouse clubs, large hardware chains, independent hardware stores, nurseries, garden centers, e-commerce platforms, food and drug stores, indoor gardening and hydroponic product distributors, retailers and growers. In addition to product sales, the Company acts as the exclusive agent of Monsanto for the marketing and distribution of certain of Monsanto’s consumer Roundup® branded products in the United States and certain other specified countries, and performs certain other services under ancillary agreements with Monsanto. Prior to December 31, 2020, the Company also provided marketing, research and development and certain ancillary services to Bonnie. Refer to “NOTE 21. SEGMENT INFORMATION” for disaggregated revenue information and “NOTE 7. MARKETING AGREEMENT” for revenue information related to the Monsanto agreements.
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
Prior to December 31, 2020, in exchange for services performed pursuant to the terms of the Marketing, R&D and Ancillary Services Agreement (the “Services Agreement”) between the Company and AFC, Bonnie reimbursed the Company for certain costs and provided a commission fee earned based on a percentage of the growth in earnings before interest, income taxes and amortization of the Bonnie Business. The commission earned under the Services Agreement was included in the “Net sales” line in the Consolidated Statements of Operations. Additionally, the Company recorded costs incurred under the Services Agreement for which the Company is the primary obligor on a gross basis, recognizing such costs in the “Cost of sales” line and the reimbursement of these costs in the “Net sales” line in the Consolidated Statements of Operations, with no effect on gross profit dollars or net income.
Transactional Price and Promotional Allowances
Revenue for product sales is recorded net of sales returns and allowances. Revenues are measured based on the amount of consideration that the Company expects to receive as derived from a list price, reduced by estimates for variable consideration. Variable consideration includes the cost of current and continuing promotional programs and expected sales returns. Commission income related to the Monsanto and Bonnie agreements is recognized over the program year as the services are performed based upon the commission income formula in the agreements.
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

NOTE 3.  DISCONTINUED OPERATIONS
International Business
Prior to August 31, 2017, the Company operated consumer lawn and garden businesses located in Australia, Austria, Belgium, Luxembourg, Czech Republic, France, Germany, Poland and the United Kingdom (the “International Business”). On August 31, 2017, the Company completed the sale of the International Business. As a result, effective in its fourth quarter of fiscal 2017, the Company classified its results of operations for all periods presented to reflect the International Business as a discontinued operation. The sale proceeds were net of seller financing provided by the Company in the form of a $29.7 loan for seven years bearing interest at 5% for the first three years, with annual 2.5% increases thereafter. The seller financing loan receivable is recorded in the “Other assets” line in the Consolidated Balance Sheets as of September 30, 2021. The transaction also included contingent consideration with a maximum payout of $23.8 and an initial fair value of $18.2, the payment of which depended on the achievement of certain performance criteria by the International Business following the closing of the transaction through fiscal 2020. During fiscal 2021, the Company agreed to accept a contingent consideration payout of $6.0, which will be paid to the Company prior to March 31, 2022. This amount is recorded in the “Prepaid and other current assets” line in the Consolidated Balance Sheets as of September 30, 2021. The Company recorded a pre-tax charge of $12.2 during fiscal 2021 to write-down the contingent consideration receivable to the agreed upon payout amount.
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
The following table summarizes the results of discontinued operations described above and reflected within discontinued operations in the Company’s consolidated financial statements for each of the periods presented:

	Year Ended September 30,
	2021	2020	2019
Operating and exit costs	$—	$1.3	$0.6
Impairment, restructuring and other charges (recoveries)	—	(3.1)	(35.8)
Write-down of contingent consideration receivable	12.2	—	—
Income (loss) from discontinued operations before income taxes	(12.2)	1.8	35.2
Income tax expense (benefit) from discontinued operations	(8.3)	0.1	11.7
Income (loss) from discontinued operations, net of tax	$(3.9)	$1.7	$23.5
The Consolidated Statements of Cash Flows do not present the cash flows from discontinued operations separately from cash flows from continuing operations. Cash provided by (used in) operating activities related to discontinued operations was zero, $3.6 and $(38.6) for fiscal 2021, fiscal 2020 and fiscal 2019, respectively. Cash (used in) provided by investing activities related to discontinued operations was zero for fiscal 2021, fiscal 2020 and fiscal 2019.

NOTE 4.  IMPAIRMENT, RESTRUCTURING AND OTHER
Activity described herein is classified within the “Cost of sales—impairment, restructuring and other,” “Impairment, restructuring and other” and “Income (loss) from discontinued operations, net of tax” lines in the Consolidated Statements of Operations. The following table details impairment, restructuring and other charges (recoveries) for each of the periods presented:

	Year Ended September 30,
	2021	2020	2019
Cost of sales—impairment, restructuring and other:
COVID-19 related costs	$25.0	$15.5	$—
Restructuring and other charges (recoveries), net	(0.3)	(0.1)	5.1
Intangible asset and property, plant and equipment impairments	—	0.6	0.8
Operating expenses:
COVID-19 related costs	4.2	3.9	—
Restructuring and other charges (recoveries), net	0.1	(3.1)	7.4
Impairment, restructuring and other charges from continuing operations	29.0	16.8	13.3
Restructuring and other charges (recoveries), net, from discontinued operations	—	(3.1)	(35.8)
Total impairment, restructuring and other charges (recoveries)	$29.0	$13.7	$(22.5)

Table of Contents	THE SCOTTS MIRACLE-GRO COMPANY NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued) (Dollars in millions, except per share data)

The following table summarizes the activity related to liabilities associated with restructuring and other, excluding insurance reimbursement recoveries, for each of the periods presented:

	Year Ended September 30,
	2021	2020	2019
Amounts accrued for restructuring and other at beginning of year	$3.9	$11.6	$112.2
Restructuring and other charges from continuing operations	29.0	20.0	13.4
Restructuring and other charges (recoveries) from discontinued operations	—	—	(22.4)
Payments and other	(31.0)	(27.7)	(91.6)
Amounts accrued for restructuring and other at end of year	$1.9	$3.9	$11.6
Included in restructuring accruals, as of September 30, 2021, is $0.8 that is classified as long-term. Payments against the long-term accruals will be incurred as the employees covered by the restructuring plan retire or through the passage of time. The remaining amounts accrued will continue to be paid out over the course of the next twelve months.
COVID-19
The COVID-19 pandemic has had, and continues to have, an impact on financial markets, economic conditions, and portions of the Company’s business and industry. The Company has actively addressed the pandemic’s ongoing impact on its employees, operations, customers, consumers, and communities, by, among other things, implementing contingency plans, making operational adjustments where necessary, and providing assistance to organizations that support front-line workers. Many of the Company’s employees continue to work from home. In those instances where the Company’s employees cannot perform their work at home, the Company has implemented additional health and safety measures and social distancing protocols, consistent with government recommendations and/or requirements, to help to ensure their safety. In addition, the Company implemented an interim premium pay allowance for certain associates in its field sales force and its manufacturing or distribution centers. During fiscal 2021, the Company incurred costs of $29.2 associated with the COVID-19 pandemic primarily related to premium pay. The Company incurred costs of $21.2 in its U.S. Consumer segment, $3.2 in its Hawthorne segment and $0.6 in its Other segment in the “Cost of sales—impairment, restructuring and other” line in the Consolidated Statements of Operations during fiscal 2021. The Company incurred costs of $4.0 in its U.S. Consumer segment and $0.2 in its Other segment in the “Impairment, restructuring and other” line in the Consolidated Statements of Operations during fiscal 2021.

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
Project Catalyst
In connection with the acquisition of Sunlight Supply during the third quarter of fiscal 2018, the Company announced the launch of an initiative called Project Catalyst, which was a company-wide restructuring effort to reduce operating costs throughout the U.S. Consumer, Hawthorne and Other segments and drive synergies from acquisitions within the Hawthorne segment. Costs incurred during fiscal 2021 and fiscal 2020 related to Project Catalyst were not material. Costs incurred to date since the inception of Project Catalyst are $24.5 for the Hawthorne segment, $13.9 for the U.S. Consumer segment, $1.3 for the Other segment and $2.8 for Corporate. Additionally, during fiscal 2020, the Company received $2.6 from the final settlement of escrow funds related to a previous acquisition within the Hawthorne segment that was recognized in the “Impairment, restructuring and other” line in the Consolidated Statements of Operations.
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

Other
The Company recognized insurance recoveries related to the previously disclosed legal matter In re Morning Song Bird Food Litigation of $1.5 and $13.4 during fiscal 2020 and fiscal 2019, respectively, in the “Income (loss) from discontinued operations, net of tax” line in the Consolidated Statements of Operations. In addition, during fiscal 2019, the Company recognized a favorable adjustment of $22.5 in the “Income (loss) from discontinued operations, net of tax” line in the Consolidated Statements of Operations as a result of the final resolution of the previously disclosed settlement agreement related to this matter. Refer to “NOTE 20. CONTINGENCIES” for more information.

NOTE 5.  GOODWILL AND INTANGIBLE ASSETS, NET
The following table displays a rollforward of the carrying amount of goodwill by reportable segment:

	U.S. Consumer	Hawthorne	Other	Total
Goodwill	$229.9	$394.6	$10.6	$635.1
Accumulated impairment losses	(1.8)	(94.6)	—	(96.4)
Balance at September 30, 2019	228.1	300.0	10.6	538.7
Foreign currency translation	—	5.5	(0.1)	5.4

Goodwill	$229.9	$400.1	$10.5	$640.5
Accumulated impairment losses	(1.8)	(94.6)	—	(96.4)
Balance at September 30, 2020	228.1	305.5	10.5	544.1
Acquisitions, net of purchase price adjustments	—	60.5	—	60.5
Foreign currency translation	—	—	0.6	0.6
Reallocation	15.8	(15.8)	—	—

Goodwill	$245.7	$444.8	$11.1	$701.6
Accumulated impairment losses	(1.8)	(94.6)	—	(96.4)
Balance at September 30, 2021	$243.9	$350.2	$11.1	$605.2
The Company performed annual impairment testing as of the first day of its fourth fiscal quarter and concluded that there were no impairments of goodwill as the estimated fair value of each reporting unit exceeded its carrying value.
During fiscal 2021, the Company changed its internal organization structure such that AeroGrow is now managed by and reported within the U.S. Consumer segment. Within the U.S. Consumer segment, AeroGrow is integrated into the Company’s overall direct to consumer focus and strategy. AeroGrow was previously managed by and reported within the Hawthorne segment. This change in organization structure resulted in a change in the Company’s reporting units. As a result, goodwill included in impacted reporting units was reallocated using a relative fair value approach, resulting in $15.8 of goodwill reallocated from the Hawthorne segment to the U.S. Consumer segment during fiscal 2021. In addition, the Company completed an assessment of potential goodwill impairment immediately before and after the reallocation and determined that no impairment existed.

Table of Contents	THE SCOTTS MIRACLE-GRO COMPANY NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued) (Dollars in millions, except per share data)

The following table presents intangible assets, net:

	September 30, 2021			September 30, 2020
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Finite-lived intangible assets:
Tradenames	$293.4	$(73.3)	$220.1	$258.8	$(61.7)	$197.1
Customer accounts	228.3	(91.7)	136.6	212.6	(77.6)	135.0
Technology	49.2	(41.3)	7.9	49.2	(39.3)	9.9
Other	35.3	(14.2)	21.1	24.3	(11.0)	13.3
Total finite-lived intangible assets, net			385.7			355.3
Indefinite-lived intangible assets:
Indefinite-lived tradenames			168.2			168.2
Roundup® marketing agreement amendment			155.7			155.7
Total indefinite-lived intangible assets			323.9			323.9
Total intangible assets, net			$709.6			$679.2
Total amortization expense was $30.9, $32.5 and $33.4 for fiscal 2021, fiscal 2020 and fiscal 2019, respectively. Amortization expense is estimated to be as follows for the years ending September 30:

2022	$35.8
2023	29.4
2024	25.7
2025	23.3
2026	22.3

Table of Contents	THE SCOTTS MIRACLE-GRO COMPANY NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued) (Dollars in millions, except per share data)

NOTE 6.  DETAIL OF CERTAIN FINANCIAL STATEMENT ACCOUNTS
The following is detail of certain financial statement accounts:

	September 30,
	2021	2020
INVENTORIES:
Finished goods	$793.7	$390.3
Raw materials	242.8	164.8
Work-in-progress	90.1	66.8
	$1,126.6	$621.9

	September 30,
	2021	2020
PROPERTY, PLANT AND EQUIPMENT, NET:
Land and improvements	$144.2	$139.0
Buildings	268.5	260.0
Machinery and equipment	585.9	571.0
Furniture and fixtures	53.0	47.9
Software	116.2	112.8
Finance leases	42.4	39.8
Aircraft	16.6	16.6
Construction in progress	132.8	55.0
	1,359.6	1,242.1
Less: accumulated depreciation	(737.4)	(682.1)
	$622.2	$560.0
OTHER ASSETS:
Operating lease right-of-use assets	$293.0	$156.0
Convertible debt investments	190.3	—
Accrued pension, postretirement and executive retirement assets	89.9	64.3
Loans receivable	35.8	100.0
Bonnie Option	—	23.3
Contingent consideration receivable	—	17.9
Other	23.0	19.1
	$632.0	$380.6

Table of Contents	THE SCOTTS MIRACLE-GRO COMPANY NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued) (Dollars in millions, except per share data)

	September 30,
	2021	2020
OTHER CURRENT LIABILITIES:
Advertising and promotional accruals	$132.7	$117.4
Payroll and other compensation accruals	91.5	144.6
Current operating lease liabilities	66.4	47.5
Accrued taxes	31.7	42.8
Accrued interest	28.0	15.4
Accrued dividends	21.6	21.8
Other	101.3	103.5
	$473.2	$493.0
OTHER NON-CURRENT LIABILITIES:
Non-current operating lease liabilities	$234.4	$113.3
Accrued pension, postretirement and executive retirement liabilities	98.2	96.2
Deferred tax liabilities	47.8	25.2
Other	29.2	37.4
	$409.6	$272.1

NOTE 7.  MARKETING AGREEMENT
The Scotts Company LLC (“Scotts LLC”) is the exclusive agent of Monsanto for the marketing and distribution of certain of Monsanto’s consumer Roundup® branded products in the United States and certain other specified countries. Effective August 1, 2019, the Company entered into the Third Restated Agreement which amended, among other things, the provisions of the Restated Marketing Agreement relating to commissions, contributions, noncompetition, and termination. The annual commission payable under the Third Restated Agreement is equal to 50% of the actual earnings before interest and income taxes of Monsanto’s consumer Roundup® business in the markets covered by the Third Restated Agreement (“Program EBIT”). Prior to the Third Restated Agreement, the annual commission payable was equal to 50% of the actual earnings before interest and income taxes of Monsanto’s consumer Roundup® business in the markets covered by the Restated Marketing Agreement in excess of $40.0 for program year 2019. The Third Restated Agreement also requires the Company to make annual payments of $18.0 to Monsanto as a contribution against the overall expenses of its consumer Roundup® business, subject to reduction pursuant to the Third Restated Agreement for any program year in which the Program EBIT does not equal or exceed $36.0. During fiscal 2019, Monsanto agreed to reimburse the Company for $20.0 of additional expenses incurred by the Company for certain activities connected to the Roundup® marketing agreement and this payment was recognized in the “Net sales” line in the Consolidated Statements of Operations.
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
The elements of the net commission and reimbursements earned under the Restated Marketing Agreement and Third Restated Agreement and included in the “Net sales” line in the Consolidated Statements of Operations are as follows:

	Year Ended September 30
	2021	2020	2019
Gross commission	$94.0	$90.4	$58.4
Contribution expenses	(18.0)	(18.0)	(18.0)
Net commission	76.0	72.4	40.4
Reimbursements associated with Roundup® marketing agreement	70.8	61.6	73.4
Total net sales associated with Roundup® marketing agreement	$146.8	$134.0	$113.8

NOTE 8.  ACQUISITIONS AND INVESTMENTS
Rhizoflora
On August 13, 2021, the Company’s Hawthorne segment completed the acquisition of substantially all of the assets of Rhizoflora, Inc., manufacturer of terpene enhancing nutrient products Terpinator® and Purpinator®, for $33.7. The valuation of the acquired assets included (i) $0.5 of inventory, (ii) $10.9 of finite-lived identifiable intangible assets and (iii) $22.2 of tax-deductible goodwill. Identifiable intangible assets included tradenames, customer relationships and non-compete agreements with useful lives ranging between 5 and 25 years. The estimated fair values of the identifiable intangible assets were determined using an income-based approach, which includes market participant expectations of cash flows that an asset will generate over the remaining useful life discounted to present value using an appropriate discount rate.
The Hawthorne Collective
On August 24, 2021, the Company’s newly formed subsidiary, The Hawthorne Collective, Inc., made its initial investment under the Company’s strategic minority non-equity investment initiative in the form of a $150.0 six-year convertible note issued to the Company by Toronto-based RIV Capital Inc. (“RIV Capital”) (CSE: RIV) (OTC: CNPOF), a cannabis investment and acquisition firm listed on the Canadian Securities Exchange. The note accrues interest at 2 percent annually for the first two years and provides additional follow-on investment rights. Accrued interest will be payable to The Hawthorne Collective, Inc. at maturity or will be included in the conversion value of the note at the time of conversion. The conversion feature, which is based upon the RIV Capital closing stock price on August 9, 2021, would provide the Company with approximately 42 percent ownership of RIV Capital if it exercises the conversion feature. In connection with the Company’s investment, RIV Capital increased the size of its Board of Directors from four to seven members, and added three nominees of the Company to the Board of Directors. The Company will not have control of or an active day-to-day role in RIV Capital nor any of the companies in which RIV Capital invests. RIV Capital has agreed to use the funds for general corporate and other lawful purposes, which could include acquisitions, and has agreed that the funds will not be used in connection with or for any cannabis or cannabis-related operations in the U.S. unless and until such operations comply with all applicable U.S. federal laws.
During the fourth quarter of fiscal 2021, The Hawthorne Collective, Inc. made additional minority non-equity investments of $43.1 million in other entities focused on branded cannabis and high quality genetics. These additional investments also include conversion features that would provide the Company with minority ownership interests if it exercises the conversion features. The investments include restrictions that the funds will not be used in connection with or for any cannabis or cannabis-related operations in the U.S. unless and until such operations comply with all applicable U.S. federal laws.

Table of Contents	THE SCOTTS MIRACLE-GRO COMPANY NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued) (Dollars in millions, except per share data)

Hydro-Logic
On August 27, 2021, the Company’s Hawthorne segment completed the acquisition of substantially all of the assets of Hydro-Logic Purification Systems, Inc., a leading provider of products, accessories and systems for water filtration and purification, for $66.7. The purchase price is subject to a post-closing net working capital adjustment for which the Company has accrued its expected obligation of $1.7 as of September 30, 2021 in the “Other current liabilities” line in the Consolidated Balance Sheets. The valuation of the acquired assets included (i) $6.1 of inventory and accounts receivable, (ii) $1.7 of noncurrent assets, (iii) $2.5 of other liabilities, (iv) $23.1 of finite-lived identifiable intangible assets and (v) $38.3 of tax-deductible goodwill. Identifiable intangible assets included tradenames, customer relationships and non-complete agreements with useful lives ranging between 5 and 25 years. The estimated fair values of the identifiable intangible assets were determined using an income-based approach, which includes market participant expectations of cash flows that an asset will generate over the remaining useful life discounted to present value using an appropriate discount rate.
AeroGrow
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

NOTE 9. INVESTMENT IN UNCONSOLIDATED AFFILIATES
On December 31, 2020, pursuant to the terms of the Contribution and Unit Purchase Agreement between the Company and AFC, the Company acquired a 50% equity interest in the Bonnie Plants business of planting, growing, developing, manufacturing, distributing, marketing, and selling live plants, plant food, fertilizer and potting soil through a newly formed joint venture with AFC (“Bonnie Plants, LLC”) in exchange for cash payments of $102.3, as well as non-cash investing activities that included forgiveness of the Company’s outstanding loan receivable with AFC and surrender of the Company’s options to increase its economic interest in the Bonnie Plants business. The Company’s loan receivable with AFC, which was previously recognized in the “Other assets” line in the Consolidated Balance Sheets, had a carrying value of $66.4 on December 31, 2020 and the Company recognized a gain of $12.5 during the first quarter of fiscal 2021 to write-up the value of the loan to its closing date fair value of $78.9 in the “Other non-operating income, net” line in the Consolidated Statements of Operations. The Company’s options to increase its economic interest in the Bonnie Plants business were previously recognized in the “Other assets” line in the Consolidated Balance Sheets and had an estimated fair value of $23.3 on December 31, 2020. The Company’s interest in Bonnie Plants, LLC had an initial fair value of $202.9 and is recorded in the “Investment in unconsolidated affiliates” line in the Consolidated Balance Sheets. The estimated fair value of the loan receivable with AFC was determined using an income-based approach, which includes market participant expectations of cash flows over the remaining useful life discounted to present value using an appropriate discount rate. The fair value estimate utilized significant unobservable inputs and thus represents a Level 3 nonrecurring fair value measurement.
The Company’s interest is accounted for using the equity method of accounting, with the Company’s proportionate share of Bonnie Plants, LLC earnings subsequent to December 31, 2020 reflected in the Consolidated Statements of Operations. During fiscal 2021, the Company recorded equity in income of unconsolidated affiliates of $14.4 associated with Bonnie Plants, LLC. The Company also received a distribution of $12.0 from Bonnie Plants, LLC during fiscal 2021, which was classified as an operating activity in the Consolidated Statements of Cash Flows.
On March 19, 2019, the Company entered into an agreement under which it sold, to TruGreen Companies L.L.C., a subsidiary of TruGreen Holdings, all of its approximately 30% equity interest in Outdoor Home Services Holdings LLC, a lawn services joint venture between the Company and TruGreen Holding Corporation (the “TruGreen Joint Venture”). In connection with this transaction, the Company received cash proceeds of $234.2 related to the sale of its equity interest in the TruGreen Joint Venture and $18.4 related to the payoff of second lien term loan financing by the TruGreen Joint Venture. During fiscal 2019, the Company also received a distribution from the TruGreen Joint Venture intended to cover certain required tax payments of $3.5, which was classified as an investing activity in the Consolidated Statements of Cash Flows. During fiscal 2019, the Company recognized a pre-tax gain of $259.8 related to this sale in the “Other non-operating income, net” line in the Consolidated Statements of Operations. The Company made cash tax payments of $99.5 during fiscal 2019 as a result of the sale of the Company’s equity interest.
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

2019, the Company recognized a pre-tax gain of $2.9 related to this sale in the “Other non-operating income, net” line in the Consolidated Statements of Operations. During fiscal 2019, the Company received a distribution of net earnings from the IT&O Joint Venture of $4.9, which was classified as an operating activity in the Consolidated Statements of Cash Flows.

NOTE 10.  RETIREMENT PLANS
The Company sponsors a defined contribution 401(k) plan for substantially all U.S. associates. The Company matches 200% of associates’ initial 3% contribution and 50% of their remaining contribution up to 6%. The Company may make additional discretionary profit sharing matching contributions to eligible employees on their initial 4% contribution. The Company recorded charges of $30.1, $27.7 and $18.9 under the plan in fiscal 2021, fiscal 2020 and fiscal 2019, respectively.
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
During fiscal 2021, a defined benefit pension plan associated with the former business in the United Kingdom entered into a buy-in insurance policy in exchange for a premium payment of $67.7, which is subject to adjustment as a result of subsequent data cleansing activities. Under the terms of this buy-in insurance policy, the insurer is liable to pay the benefits to the plan but the plan still retains full legal responsibility to pay the benefits to the members of the plan using the insurance payments. The buy-in policy will be treated as an asset of the plan going forward until such time as the buy-in policy is converted to a buy-out policy, which is when individual insurance policies will be assigned to each member of the plan and the plan will no longer have legal responsibility to pay the benefits to the members.
The following tables present information about benefit obligations, plan assets, annual expense, assumptions and other information about the Company’s defined benefit pension plans. The defined benefit pension plans are valued using a September 30 measurement date.

	U.S. Defined Benefit Pension Plans		International Defined Benefit Pension Plans
	2021	2020	2021	2020
Change in projected benefit obligation:
Benefit obligation at beginning of year	$109.8	$108.0	$193.7	$185.2
Interest cost	1.5	2.6	2.6	2.7
Actuarial (gain) loss	(4.1)	6.4	(2.9)	4.0
Benefits paid	(7.0)	(7.2)	(7.6)	(7.7)
Foreign currency translation	—	—	7.8	9.5
Projected benefit obligation (“PBO”) at end of year	$100.2	$109.8	$193.6	$193.7
Accumulated benefit obligation (“ABO”) at end of year	$100.2	$109.8	$193.6	$193.7
Change in plan assets:
Fair value of plan assets at beginning of year	$81.5	$81.3	$209.9	$196.6
Actual return on plan assets	5.9	5.1	2.1	3.9
Employer contribution	1.3	2.3	7.9	7.3
Benefits paid	(7.0)	(7.2)	(7.6)	(7.7)
Foreign currency translation	—	—	9.3	9.8
Fair value of plan assets at end of year	$81.7	$81.5	$221.6	$209.9
Overfunded (underfunded) status at end of year	$(18.5)	$(28.3)	$28.0	$16.2

Table of Contents	THE SCOTTS MIRACLE-GRO COMPANY NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued) (Dollars in millions, except per share data)

	U.S. Defined Benefit Pension Plans		International Defined Benefit Pension Plans
	2021	2020	2021	2020
Information for pension plans with an ABO in excess of plan assets:
Accumulated benefit obligation	$100.2	$109.8	$16.9	$18.3
Fair value of plan assets	81.7	81.5	—	—
Information for pension plans with a PBO in excess of plan assets:
Projected benefit obligation	$100.2	$109.8	$16.9	$18.3
Fair value of plan assets	81.7	81.5	—	—
Amounts recognized in the Consolidated Balance Sheets consist of:
Noncurrent assets	$—	$—	$44.9	$34.5
Current liabilities	(0.2)	(0.2)	(0.9)	(0.9)
Noncurrent liabilities	(18.3)	(28.1)	(16.0)	(17.4)
Total amount accrued	$(18.5)	$(28.3)	$28.0	$16.2
Amounts recognized in AOCL consist of:
Actuarial loss	$39.2	$47.9	$51.4	$50.2
Prior service cost	—	—	2.7	2.6
Total amount recognized	$39.2	$47.9	$54.1	$52.8

	U.S. Defined Benefit Pension Plans		International Defined Benefit Pension Plans
	2021	2020	2021	2020
Total change in other comprehensive loss attributable to:
Net gain (loss) during the period	$6.6	$(5.3)	$(0.6)	$(7.0)
Reclassification to net income	2.1	1.8	1.3	1.0
Foreign currency translation	—	—	(2.0)	(2.5)
Total change in other comprehensive loss	$8.7	$(3.5)	$(1.3)	$(8.5)
Weighted average assumptions used in development of projected benefit obligation:
Discount rate	2.37%	2.05%	1.90%	1.51%

	U.S. Defined Benefit Pension Plans			International Defined Benefit Pension Plans
	2021	2020	2019	2021	2020	2019
Components of net periodic benefit cost (income):
Interest cost	$1.5	$2.6	$3.5	$2.6	$2.7	$4.0
Expected return on plan assets	(3.4)	(3.9)	(4.0)	(5.5)	(6.9)	(7.1)
Net amortization	2.1	1.8	1.4	1.3	1.0	0.8
Net periodic benefit cost (income)	$0.2	$0.5	$0.9	$(1.6)	$(3.2)	$(2.3)
Weighted average assumptions used in development of net periodic benefit cost (income):
Weighted average discount rate - interest cost	1.43%	2.44%	3.67%	1.26%	1.42%	2.34%
Expected return on plan assets	4.25%	5.00%	5.25%	2.45%	3.39%	3.94%

Table of Contents	THE SCOTTS MIRACLE-GRO COMPANY NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued) (Dollars in millions, except per share data)

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

	U.S. Defined Benefit Pension Plans	International Defined Benefit Pension Plans
Other information:
Plan asset allocations:
Target for September 30, 2022:
Equity securities	22%	20%
Debt securities	74%	50%
Real estate securities	4%	—%
Insurance contracts	—%	30%
September 30, 2021
Equity securities	20%	22%
Debt securities	73%	48%
Real estate securities	4%	—%
Cash and cash equivalents	3%	—%
Insurance contracts	—%	30%
September 30, 2020
Equity securities	21%	27%
Debt securities	73%	73%
Real estate securities	4%	—%
Cash and cash equivalents	2%	—%

Expected company contributions in fiscal 2022	$0.2	$7.8
Expected future benefit payments:
2022	$7.7	$5.9
2023	7.3	6.3
2024	7.2	6.6
2025	7.1	6.9
2026	6.9	7.2
2027 – 2031	31.0	38.2

Table of Contents	THE SCOTTS MIRACLE-GRO COMPANY NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued) (Dollars in millions, except per share data)

The following tables set forth the fair value of the Company’s pension plan assets, segregated by level within the fair value hierarchy:

		U.S. Defined Benefit Pension Plans		International Defined Benefit Pension Plans
	Fair Value Hierarchy Level	2021	2020	2021	2020
Cash and cash equivalents	Level 1	$2.9	$1.8	$0.2	$0.5
Insurance contracts	Level 3	—	—	66.7	—
Total assets in the fair value hierarchy		$2.9	$1.8	$66.9	$0.5
Common collective trusts measured at net asset value
Real estate		$3.4	$2.9	$—	$—
Equities		16.0	17.5	48.3	57.3
Fixed income		59.4	59.3	106.4	152.1
Total common collective trusts measured at net asset value		78.8	79.7	154.7	209.4
Total assets at fair value		$81.7	$81.5	$221.6	$209.9
The carrying value of cash equivalents approximated their aggregate fair value as of September 30, 2021 and 2020. The valuation for the buy-in insurance policy is calculated on an insurer pricing basis and is estimated using unobservable inputs. Common collective trusts are not publicly traded and were valued at a net asset value unit price determined by the portfolio’s sponsor based on the fair value of underlying assets held by the common collective trust on September 30, 2021 and 2020. The common collective trusts hold underlying investments that have prices derived from quoted prices in active markets. The underlying assets are principally marketable equity and fixed income securities.

NOTE 11.  ASSOCIATE MEDICAL BENEFITS
The Company provides comprehensive major medical benefits to its associates. The Company is self-insured for certain health benefits up to $0.7 per occurrence per individual. The cost of such benefits is recognized as expense in the period the claim is incurred. This cost was $43.7, $34.2 and $31.4 in fiscal 2021, fiscal 2020 and fiscal 2019, respectively.
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

	2021	2020
Change in Accumulated Plan Benefit Obligation (APBO):
Benefit obligation at beginning of year	$22.4	$22.8
Service cost	0.2	0.2
Interest cost	0.4	0.6
Plan participants’ contributions	0.4	0.4
Actuarial (gain) loss	(0.8)	0.7
Benefits paid	(2.4)	(2.3)
Benefit obligation at end of year	$20.1	$22.4
Change in plan assets:
Fair value of plan assets at beginning of year	$—	$—
Employer contribution	2.0	1.9
Plan participants’ contributions	0.4	0.4
Gross benefits paid	(2.4)	(2.3)
Fair value of plan assets at end of year	$—	$—
Unfunded status at end of year	$(20.1)	$(22.4)

	2021	2020
Amounts recognized in the Consolidated Balance Sheets consist of:
Current liabilities	$(1.5)	$(1.6)
Noncurrent liabilities	(18.6)	(20.8)
Total amount accrued	$(20.1)	$(22.4)
Amounts recognized in AOCL consist of:
Actuarial loss	$2.5	$3.6
Prior service credit	(1.4)	(2.5)
Total amount recognized	$1.1	$1.1
Total change in other comprehensive loss attributable to:
Gain (loss) during the period	$0.8	$(0.7)
Reclassification to net income	(0.8)	(0.9)
Total change in other comprehensive loss	$—	$(1.6)

Discount rate used in development of APBO	2.66%	2.48%
Net periodic benefit cost (income) was $(0.2) during fiscal 2021 and $(0.1) during fiscal 2020 and fiscal 2019. For measurement as of September 30, 2021, management has assumed that health care costs will increase at an annual rate of 5.75%, and thereafter decreasing to an ultimate trend rate of 4.75% in 2026.

Table of Contents	THE SCOTTS MIRACLE-GRO COMPANY NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued) (Dollars in millions, except per share data)

The following benefit payments under the plan are expected to be paid by the Company and the retirees for the fiscal years indicated:

	Gross Benefit Payments	Retiree Contributions	Net Company Payments
2022	$2.0	$(0.5)	$1.5
2023	2.1	(0.5)	1.6
2024	2.0	(0.5)	1.5
2025	2.0	(0.5)	1.5
2026	2.1	(0.6)	1.5
2027 – 2031	10.4	(3.6)	6.8

NOTE 12.  DEBT
The components of debt are as follows:

	September 30,
	2021	2020
Credit Facilities:
Revolving loans	$—	$64.0
Term loans	670.0	710.0
Senior Notes – 4.000%	500.0	—
Senior Notes – 4.375%	400.0	—
Senior Notes – 4.500%	450.0	450.0
Senior Notes – 5.250%	250.0	250.0
Receivables facility	—	20.0
Finance lease obligations	33.4	36.1
Other	11.9	1.1
Total debt	2,315.3	1,531.2
Less current portions	57.8	66.4
Less unamortized debt issuance costs	20.8	9.7
Long-term debt	$2,236.7	$1,455.1
The Company’s aggregate scheduled maturities of debt, excluding finance lease obligations, are as follows:

2022	$51.9
2023	630.0
2024	—
2025	—
2026	—
Thereafter	1,600.0
$2,281.9
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
At September 30, 2021, the Company had letters of credit outstanding in the aggregate principal amount of $19.8, and $1,480.2 of borrowing availability under the Fifth A&R Credit Agreement. The weighted average interest rates on average borrowings under the Fifth A&R Credit Agreement were 1.9%, 3.3% and 4.6% for fiscal 2021, fiscal 2020 and fiscal 2019, respectively.

Table of Contents	THE SCOTTS MIRACLE-GRO COMPANY NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued) (Dollars in millions, except per share data)

The Fifth A&R Credit Agreement contains, among other obligations, an affirmative covenant regarding the Company’s leverage ratio on the last day of each quarter calculated as average total indebtedness, divided by the Company’s earnings before interest, taxes, depreciation and amortization (“EBITDA”), as adjusted pursuant to the terms of the Fifth A&R Credit Agreement (“Adjusted EBITDA”). The maximum leverage ratio is 4.50. The Company’s leverage ratio was 2.70 at September 30, 2021. The Fifth A&R Credit Agreement also contains an affirmative covenant regarding the Company’s interest coverage ratio determined as of the end of each of its fiscal quarters. The interest coverage ratio is calculated as Adjusted EBITDA divided by interest expense, as described in the Fifth A&R Credit Agreement, and excludes costs related to refinancings. The minimum interest coverage ratio was 3.00 for the twelve months ended September 30, 2021. The Company’s interest coverage ratio was 10.63 for the twelve months ended September 30, 2021.
The Fifth A&R Credit Agreement allows the Company to make unlimited restricted payments (as defined in the Fifth A&R Credit Agreement), including dividend payments on, and repurchases of, the Company’s Common Shares, as long as the leverage ratio resulting from the making of such restricted payments is 4.00 or less. Otherwise, the Company may make further restricted payments in an aggregate amount for each fiscal year not to exceed $225.0.
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
On August 13, 2021, Scotts Miracle-Gro issued $400.0 aggregate principal amount of 4.375% Senior Notes due 2032 (the “4.375% Senior Notes”). The net proceeds of the offering were used to reduce borrowings under the Fifth A&R Credit Facilities and for other general corporate purposes. The 4.375% Senior Notes represent general unsecured senior obligations and rank equal in right of payment with the Company’s existing and future unsecured senior debt. The 4.375% Senior Notes have interest payment dates of February 1 and August 1 of each year, commencing February 1, 2022. All of Scotts Miracle-Gro’s domestic subsidiaries that serve as guarantors of the 5.250% Senior Notes also serve as guarantors of the 4.375% Senior Notes.
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

$400.0 and the commitment amount during the seasonal commitment period beginning on February 25, 2022 and ending on June 17, 2022 is $160.0. The Receivables Facility expires on August 19, 2022.
The Company accounts for the sale of receivables under the Receivables Facility as short-term debt and continues to carry the receivables on its Consolidated Balance Sheets, primarily as a result of the Company’s requirement to repurchase receivables sold. As of September 30, 2021 and 2020, there were zero and $20.0, respectively, in borrowings on receivables pledged as collateral under the Receivables Facility, and the carrying value of the receivables pledged as collateral was zero and $22.3, respectively.
Interest Rate Swap Agreements
The Company has outstanding interest rate swap agreements with major financial institutions that effectively convert a portion of the Company’s variable-rate debt to a fixed rate. Interest payments made between the effective date and expiration date are hedged by the swap agreements. Swap agreements that were hedging interest payments as of September 30, 2021 and 2020 had a maximum total U.S. dollar equivalent notional amount of $600.0. The notional amount, effective date, expiration date and rate of each of the swap agreements outstanding at September 30, 2021 are shown in the table below:

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
Weighted Average Interest Rate
The weighted average interest rates on the Company’s debt were 3.7%, 4.3% and 4.8% for fiscal 2021, fiscal 2020 and fiscal 2019, respectively.

NOTE 13.  EQUITY
Authorized and issued shares consisted of the following (in millions):

September 30,
	2021	2020
Preferred shares, no par value:
Authorized	0.2 shares	0.2 shares
Issued	0.0 shares	0.0 shares
Common shares, no par value, $0.01 stated value per share:
Authorized	100.0 shares	100.0 shares
Issued	68.1 shares	68.1 shares
In fiscal 1995, The Scotts Company merged with Stern’s Miracle-Gro Products, Inc. (“Miracle-Gro”). At September 30, 2021, the former shareholders of Miracle-Gro, including the Hagedorn Partnership, L.P., owned approximately 26% of Scotts Miracle-Gro’s outstanding Common Shares on a fully diluted basis and, thus, have the ability to significantly influence the election of directors and other actions requiring the approval of Scotts Miracle-Gro’s shareholders.
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

Table of Contents	THE SCOTTS MIRACLE-GRO COMPANY NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued) (Dollars in millions, except per share data)

Accumulated Other Comprehensive Loss
Changes in AOCL by component were as follows for the fiscal years ended September 30:

	Foreign Currency Translation Adjustments	Net Unrealized Gain (Loss) On Derivative Instruments	Net Unrealized Loss On Securities	Net Unrealized Gain (Loss) in Pension and Other Post-Retirement Benefits	Accumulated Other Comprehensive Income (Loss)
Balance at September 30, 2018	$(8.7)	$8.3	$—	$(45.6)	$(46.0)
Other comprehensive income (loss) before reclassifications	(11.2)	(20.1)	—	(15.0)	(46.3)
Amounts reclassified from accumulated other comprehensive net income (loss)	2.5	(2.0)	—	2.8	3.3
Income tax benefit (expense)	—	5.7	—	3.2	8.9
Net current period other comprehensive income (loss)	(8.7)	(16.4)	—	(9.0)	(34.1)
Adoption of new accounting pronouncements	—	—	—	(13.8)	(13.8)
Balance at September 30, 2019	(17.4)	(8.1)	—	(68.4)	(93.9)
Other comprehensive income (loss) before reclassifications	10.5	(19.7)	—	(12.9)	(22.1)
Amounts reclassified from accumulated other comprehensive net income (loss)	0.8	10.1	—	0.3	11.2
Income tax benefit (expense)	—	2.5	—	3.2	5.7
Net current period other comprehensive income (loss)	11.3	(7.1)	—	(9.4)	(5.2)
Balance at September 30, 2020	(6.2)	(15.1)	—	(77.8)	(99.1)
Other comprehensive income (loss) before reclassifications	4.5	26.8	(3.1)	6.9	35.1
Amounts reclassified from accumulated other comprehensive net income (loss)	—	7.3	—	0.4	7.7
Income tax benefit (expense)	—	(8.9)	0.8	(1.9)	(10.0)
Net current period other comprehensive income (loss)	4.5	25.2	(2.3)	5.4	32.8
Balance at September 30, 2021	$1.7	$10.2	$(2.3)	$72.5	$(66.4)
The sum of the components may not equal due to rounding.
Dividends
On July 27, 2020, the Scotts Miracle-Gro Board of Directors approved an increase in the Company’s quarterly cash dividend from $0.58 to $0.62 per Common Share. In addition, on July 27, 2020, the Scotts Miracle-Gro Board of Directors approved a special cash dividend of $5.00 per Common Share, which was paid on September 10, 2020 to all shareholders of record at the close of business on August 27, 2020. On July 30, 2021, the Scotts Miracle-Gro Board of Directors approved an increase in the Company’s quarterly cash dividend from $0.62 to $0.66 per Common Share, which was first paid in the fourth quarter of fiscal 2021.
Share Repurchases
On August 11, 2014, Scotts Miracle-Gro announced that its Board of Directors authorized the repurchase of up to $500.0 of Common Shares over a five-year period (effective November 1, 2014 through September 30, 2019). On August 3, 2016, Scotts Miracle-Gro announced that its Board of Directors authorized a $500.0 increase to the share repurchase authorization ending on September 30, 2019. On August 2, 2019, the Scotts Miracle-Gro Board of Directors authorized an extension of the share repurchase authorization through March 28, 2020. The amended authorization allowed for repurchases of Common Shares of up to an aggregate amount of $1,000.0 through March 28, 2020. During fiscal 2020 through March 28, 2020, Scotts Miracle-Gro repurchased 0.4 million Common Shares under this share repurchase authorization for $48.2. There were no share repurchases under this share repurchase authorization during fiscal 2019. From the effective date of this share repurchase authorization in the fourth quarter of fiscal 2014 through March 28, 2020, Scotts Miracle-Gro repurchased approximately 8.7 million Common Shares for $762.8.

Table of Contents	THE SCOTTS MIRACLE-GRO COMPANY NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued) (Dollars in millions, except per share data)

On February 6, 2020, Scotts Miracle-Gro announced that its Board of Directors authorized the repurchase of up to $750.0 of Common Shares from April 30, 2020 through March 25, 2023. The authorization provides the Company with flexibility to purchase Common Shares from time to time in open market purchases or through privately negotiated transactions. All or part of the repurchases may be made under Rule 10b5-1 plans, which the Company may enter into from time to time and which enable the repurchases to occur on a more regular basis, or pursuant to accelerated share repurchases. The share repurchase authorization may be suspended or discontinued by the Board of Directors at any time, and there can be no guarantee as to the timing or amount of any repurchases. There were no share repurchases under this share repurchase authorization during fiscal 2020. During fiscal 2021, Scotts Miracle-Gro repurchased 0.6 million Common Shares under this share repurchase authorization for $113.1. The “Treasury share purchases” lines in the Consolidated Statements of Shareholders’ Equity includes cash paid to tax authorities to satisfy statutory income tax withholding obligations related to share-based compensation of $16.3, $4.9 and $2.7 for fiscal 2021, fiscal 2020 and fiscal 2019, respectively.
Share-Based Awards
A maximum of 7.3 million Common Shares are available for issuance under share-based award plans. At September 30, 2021, approximately 2.6 million Common Shares were not subject to outstanding awards and were available to underlie the grant of new share-based awards. Common Shares held in treasury totaling 0.4 million, 0.4 million and 0.5 million were reissued in support of share-based compensation awards and employee purchases under the employee stock purchase plan during fiscal 2021, fiscal 2020 and fiscal 2019, respectively. Performance-based award units with performance periods ending September 30, 2021 achieved a weighted average of 240 percent of the target performance share units granted and will result in the reissuance of 1.2 million Common Shares held in treasury, and a corresponding reduction in the number of shares available to underlie new share-based awards in the future, upon vesting during fiscal 2022.
The following is a summary of the share-based awards granted during each of the periods indicated:

	Year Ended September 30,
	2021	2020	2019
Employees
Options	183,553	37,255	—
Restricted stock units	70,936	119,726	166,534
Performance units	1,903	37,570	131,644
Non-Employee Directors
Restricted and deferred stock units	9,173	18,948	32,101
Total share-based awards	265,565	213,499	330,279

Aggregate fair value at grant dates	$30.2	$21.5	$25.5
Total share-based compensation was as follows for each of the periods indicated:

	Year Ended September 30,
	2021	2020	2019
Share-based compensation	$40.6	$57.9	$38.4
Related tax benefit recognized	7.4	14.6	9.5
Excess tax benefits related to share-based compensation were $18.3, $5.8 and $2.8 for fiscal 2021, fiscal 2020 and fiscal 2019, respectively.

Table of Contents	THE SCOTTS MIRACLE-GRO COMPANY NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued) (Dollars in millions, except per share data)

Stock Options
Stock option activity was as follows:

	No. of Options	Wtd. Avg. Exercise Price
Awards outstanding at September 30, 2020	619,225	$57.90
Granted	183,553	236.53
Exercised	(234,587)	51.18
Awards outstanding at September 30, 2021	568,191	118.38
Exercisable	384,638	62.00

At September 30, 2021, the total pre-tax compensation cost, net of estimated forfeitures, related to nonvested stock options not yet recognized was $3.7, which is expected to be recognized over a weighted-average period of 2.3 years. The total intrinsic value of stock options exercised was $41.8, $21.9 and $17.5 during fiscal 2021, fiscal 2020 and fiscal 2019, respectively. Cash received from the exercise of stock options, including amounts received from employee purchases under the employee stock purchase plan, was $15.2, $17.6 and $21.4 for fiscal 2021, fiscal 2020 and fiscal 2019, respectively. The following summarizes certain information pertaining to stock option awards outstanding and exercisable at September 30, 2021:

	Awards Outstanding			Awards Exercisable
Range of Exercise Price	No. of Options	Wtd. Avg. Remaining Life	Wtd. Avg. Exercise Price	No. of Options	Wtd. Avg. Remaining Life	Wtd. Avg. Exercise Price
$42.60 - $42.60	3,706	0.30	$42.60	3,706	0.30	$42.60
$59.62 - $64.55	380,932	3.85	62.18	380,932	3.85	62.18
$236.53 - $236.53	183,553	9.35	236.53	—	0.00	—
	568,191	5.60	118.38	384,638	3.82	62.00
The intrinsic values of the stock option awards outstanding and exercisable at September 30, 2021 were as follows:

2021
Outstanding	$32.4
Exercisable	32.4
The weighted average assumptions for stock option awards granted in fiscal 2021 are as follows:

Expected market price volatility	31.9%
Risk-free interest rate	0.7%
Expected dividend yield	1.8%
Expected life of stock options in years	6.06
Estimated weighted-average fair value per stock option	$61.15

Table of Contents	THE SCOTTS MIRACLE-GRO COMPANY NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued) (Dollars in millions, except per share data)

Restricted share-based awards
Restricted share-based award activity (including restricted stock units and deferred stock units) was as follows:

	No. of Shares	Wtd. Avg. Grant Date Fair Value per Share
Awards outstanding at September 30, 2020	500,237	$94.53
Granted	80,109	230.95
Vested	(194,105)	92.70
Forfeited	(10,416)	96.54
Awards outstanding at September 30, 2021	375,825	124.50
At September 30, 2021, the total pre-tax compensation cost, net of estimated forfeitures, related to nonvested restricted share units not yet recognized was $11.3, which is expected to be recognized over a weighted-average period of 1.8 years. The total fair value of restricted stock units and deferred stock units vested was $41.8, $15.2 and $6.3 during fiscal 2021, fiscal 2020 and fiscal 2019, respectively.
Performance-based awards
Performance-based award activity was as follows (based on target award amounts):

	No. of Units	Wtd. Avg. Grant Date Fair Value per Unit
Awards outstanding at September 30, 2020	666,128	$92.85
Granted	1,903	236.53
Vested (a)	(26,729)	87.99
Forfeited	(68,745)	95.49
Awards outstanding at September 30, 2021	572,557	95.09

(a)Vested at a weighted average of 196 percent of the target performance share units granted.
At September 30, 2021, the total pre-tax compensation cost, net of estimated forfeitures, related to nonvested performance-based units not yet recognized was $8.6, which is expected to be recognized over a weighted-average period of 0.9 years. The total fair value of performance-based units vested was $11.9 during fiscal 2021 and $3.9 during fiscal 2020 and fiscal 2019.

Table of Contents	THE SCOTTS MIRACLE-GRO COMPANY NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued) (Dollars in millions, except per share data)

NOTE 14.  EARNINGS PER COMMON SHARE
The following table presents information necessary to calculate basic and diluted income per Common Share.

	Year Ended September 30,
	2021	2020	2019
Income from continuing operations	$517.3	$386.9	$436.7
Net (income) loss attributable to noncontrolling interest	(0.9)	(1.2)	0.5
Income attributable to controlling interest from continuing operations	516.4	385.7	437.2
Income (loss) from discontinued operations, net of tax	(3.9)	1.7	23.5
Net income attributable to controlling interest	$512.5	$387.4	$460.7
Basic Income (Loss) Per Common Share:
Weighted-average Common Shares outstanding during the period	55.7	55.7	55.5
Income from continuing operations	$9.27	$6.92	$7.88
Income (loss) from discontinued operations	(0.07)	0.04	0.42
Basic net income per Common Share	$9.20	$6.96	$8.30
Diluted Income (Loss) Per Common Share:
Weighted-average Common Shares outstanding during the period	55.7	55.7	55.5
Dilutive potential Common Shares	1.5	1.2	0.8
Weighted-average number of Common Shares outstanding and dilutive potential Common Shares	57.2	56.9	56.3
Income from continuing operations	$9.03	$6.78	$7.77
Income (loss) from discontinued operations	(0.07)	0.03	0.41
Diluted net income per Common Share	$8.96	$6.81	$8.18
Stock options with exercise prices greater than the average market price of the underlying Common Shares are excluded from the computation of diluted income per Common Share because they are out-of-the-money and the effect of their inclusion would be anti-dilutive. For fiscal 2021, the average number of out-of-the money options was 0.1 million. There were no out-of-the-money options for fiscal 2020 or fiscal 2019.
NOTE 15.  INCOME TAXES
The provision (benefit) for income taxes allocated to continuing operations consisted of the following:

	Year Ended September 30,
	2021	2020	2019
Current:
Federal	$113.7	$104.3	$169.3
State	31.6	25.3	20.3
Foreign	2.7	0.3	4.2
Total Current	148.0	129.9	193.8
Deferred:
Federal	9.1	(1.6)	(40.6)
State	1.5	(2.0)	(5.4)
Foreign	1.2	(2.6)	(2.9)
Total Deferred	11.8	(6.2)	(48.9)
Income tax expense from continuing operations	$159.8	$123.7	$144.9

Table of Contents	THE SCOTTS MIRACLE-GRO COMPANY NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued) (Dollars in millions, except per share data)

The domestic and foreign components of income from continuing operations before income taxes were as follows:

	Year Ended September 30,
	2021	2020	2019
Domestic	$670.2	$483.7	$554.7
Foreign	6.9	26.9	26.9
Income from continuing operations before income taxes	$677.1	$510.6	$581.6
A reconciliation of the federal corporate income tax rate and the effective tax rate on income from continuing operations before income taxes is summarized below:

	Year Ended September 30,
	2021	2020	2019
Statutory income tax rate	21.0%	21.0%	21.0%
Effect of foreign operations	(0.1)	(0.7)	0.3
State taxes, net of federal benefit	3.9	3.5	1.8
Effect of other permanent differences	(1.1)	—	(0.2)
Research and Experimentation and other federal tax credits	(0.2)	(0.3)	(0.3)
Effect of tax contingencies	—	0.1	1.9
Other	0.1	0.6	0.4
Effective income tax rate	23.6%	24.2%	24.9%
Deferred income taxes arise from temporary differences between financial reporting and tax reporting bases of assets and liabilities, and operating loss and tax credit carryforwards for tax purposes. The components of the deferred income tax assets and liabilities were as follows:

	September 30,
	2021	2020
DEFERRED TAX ASSETS
Lease liabilities	$71.0	$37.0
Accrued liabilities	65.6	63.0
Inventories	16.8	15.1
Foreign tax credit carryovers	14.9	17.2
Net operating loss carryovers	14.2	14.7
Accounts receivable	8.5	5.9
Postretirement benefits	0.9	6.5
Other	4.1	7.2
Gross deferred tax assets	196.0	166.6
Valuation allowance	(32.3)	(33.8)
Total deferred tax assets	163.7	132.8
DEFERRED TAX LIABILITIES
Intangible assets	(73.3)	(65.6)
Lease right-of-use assets	(69.6)	(35.9)
Property, plant and equipment	(55.8)	(52.7)
Outside basis difference in equity investments	(7.2)	—
Other	(5.6)	(3.8)
Total deferred tax liabilities	(211.5)	(158.0)
Net deferred tax liability	$(47.8)	$(25.2)

Table of Contents	THE SCOTTS MIRACLE-GRO COMPANY NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued) (Dollars in millions, except per share data)

GAAP requires that a valuation allowance be recorded against a deferred tax asset if it is more likely than not that the tax benefit associated with the asset will not be realized in the future. As shown in the table above, valuation allowances were recorded against $32.3 and $33.8 of deferred tax assets as of September 30, 2021 and 2020, respectively. Most of these valuation allowances relate to certain credits and net operating losses (“NOLs”), as explained further below.
Deferred tax assets related to foreign tax credits were $14.9 and $17.2 at September 30, 2021 and 2020, respectively. A full valuation allowance has been established against these foreign tax credits at September 30, 2021 as the Company does not expect to utilize them prior to their expiration. Tax benefits associated with state tax credits will also expire if not utilized and amounted to $1.4 at September 30, 2021 and 2020. A valuation allowance in the amount of $1.2 has been established at September 30, 2021 related to state credits the Company does not expect to utilize.
Deferred tax assets related to certain federal NOLs subject to limitation under IRC §382 from current and prior ownership changes were $10.8 at September 30, 2021 and 2020. These NOLs will be subject to expiration gradually from fiscal year end 2022 through fiscal year end 2032. The Company determined that $10.5 of these deferred tax assets will expire unutilized due to the closing of statutes of limitation and has established a valuation allowance accordingly at September 30, 2021.
Deferred tax assets related to foreign NOLs of certain controlled foreign corporations were $1.8 as of September 30, 2021, the majority of which have indefinite carryforward periods. Due to a history of losses in many of these entities, a valuation allowance has been established against $1.7 of these deferred tax assets at September 30, 2021. A valuation allowance has also been established against deferred tax assets related to other foreign items of $2.6 at September 30, 2021.
Deferred tax assets related to state NOLs were $1.7 as of September 30, 2021, with carryforward periods ranging from 5 to 20 years. Any losses not utilized within a specific state’s carryforward period will expire. A valuation allowance was recorded against $1.3 of these deferred tax assets as of September 30, 2021 for state NOLs that the Company does not expect to realize within their respective carryforward periods.
As of September 30, 2021, the Company maintains its assertions of indefinite reinvestment of the earnings of all material foreign subsidiaries.
The Company had $24.1, $30.2 and $29.5 of gross unrecognized tax benefits related to uncertain tax positions at September 30, 2021, 2020 and 2019, respectively. Of these amounts, $0.2, $6.4 and $6.7 of gross unrecognized tax benefits are related to discontinued operations at September 30, 2021, 2020 and 2019, respectively. Included in the September 30, 2021, 2020 and 2019 balances were $19.9, $25.9 and $25.2, respectively, of unrecognized tax benefits that, if recognized, would have an impact on the effective tax rate.
A reconciliation of the unrecognized tax benefits is as follows:

	Year Ended September 30,
	2021	2020	2019
Balance at beginning of year	$30.2	$29.5	$13.9
Additions for tax positions of the current year	0.3	0.3	13.8
Additions for tax positions of prior years	6.1	4.5	4.4
Reductions for tax positions of prior years	(5.9)	(2.4)	(1.7)
Settlements with tax authorities	0.2	0.3	(0.7)
Expiration of statutes of limitation	(6.8)	(2.0)	(0.2)
Balance at end of year	$24.1	$30.2	$29.5

The Company continues to recognize accrued interest and penalties related to unrecognized tax benefits as a component of the provision for income taxes. As of September 30, 2021, 2020 and 2019, the Company had $2.7, $2.8 and $2.1, respectively, accrued for the payment of interest that, if recognized, would impact the effective tax rate. As of September 30, 2021, 2020 and 2019, the Company had $1.6, $1.6 and $0.4, respectively, accrued for the payment of penalties.
Scotts Miracle-Gro or one of its subsidiaries files income tax returns in the U.S. federal jurisdiction and various state, local and foreign jurisdictions. Subject to the following exceptions, the Company is no longer subject to examination by these tax authorities for fiscal years prior to 2018. There are currently no ongoing audits with respect to the U.S. federal jurisdiction. With respect to the foreign jurisdictions, a German audit covering fiscal years 2014 through 2017 is in process with no known material impact to the financial statements. The Company is currently under examination by certain U.S. state and local tax authorities covering various periods from fiscal years 2012 through 2020. In addition to the aforementioned audits, certain other tax deficiency notices and refund claims for previous years remain unresolved.

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
Exchange Rate Risk Management
The Company uses currency forward contracts to manage the exchange rate risk associated with intercompany loans and certain other balances denominated in foreign currencies. Currency forward contracts are valued using observable forward rates in commonly quoted intervals for the full term of the contracts. The notional amount of outstanding currency forward contracts was $180.3 and $160.1 at September 30, 2021 and 2020, respectively. Contracts outstanding at September 30, 2021 will mature over the next fiscal quarter.
Interest Rate Risk Management
The Company enters into interest rate swap agreements as a means to hedge its variable interest rate risk on debt instruments. Net amounts to be received or paid under the swap agreements are reflected as adjustments to interest expense. The Company has outstanding interest rate swap agreements with major financial institutions that effectively convert a portion of the Company’s variable-rate debt to a fixed rate. Interest rate swap agreements are valued based on the present value of the estimated future net cash flows using implied rates in the applicable yield curve as of the valuation date. The swap agreements had a maximum total U.S. dollar equivalent notional amount of $600.0 at September 30, 2021 and 2020. Refer to “NOTE 12. DEBT” for the terms of the swap agreements outstanding at September 30, 2021. Included in the AOCL balance at September 30, 2021 was a loss of $4.0 related to interest rate swap agreements that is expected to be reclassified to earnings during the next twelve months, consistent with the timing of the underlying hedged transactions.
Commodity Price Risk Management
The Company enters into hedging arrangements designed to fix the price of a portion of its projected future urea, diesel and resin requirements. Commodity contracts are valued using observable commodity exchange prices in active markets. Included in the AOCL balance at September 30, 2021 was a gain of $9.4 related to commodity hedges that is expected to be reclassified to earnings during the next twelve months, consistent with the timing of the underlying hedged transactions.
The Company had the following outstanding commodity contracts that were entered into to hedge forecasted purchases:

September 30,
	2021	2020
Commodity
Urea	94,500 tons	76,500 tons
Resin	— pounds	9,100,000 pounds
Diesel	5,880,000 gallons	5,838,000 gallons
Heating Oil	2,268,000 gallons	2,142,000 gallons

Table of Contents	THE SCOTTS MIRACLE-GRO COMPANY NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued) (Dollars in millions, except per share data)

Fair Values of Derivative Instruments
The fair values of the Company’s derivative instruments, which represent Level 2 fair value measurements, were as follows:

		Assets / (Liabilities)
		2021	2020
Derivatives Designated As Hedging Instruments	Balance Sheet Location	Fair Value
Interest rate swap agreements	Other assets	$3.3	$—
	Other current liabilities	(5.7)	(10.4)
	Other liabilities	(2.5)	(9.7)
Commodity hedging instruments	Prepaid and other current assets	13.9	0.9
	Other current liabilities	—	(0.7)
Total derivatives designated as hedging instruments		$9.0	$(19.9)

Derivatives Not Designated As Hedging Instruments	Balance Sheet Location
Currency forward contracts	Prepaid and other current assets	$3.4	$0.5
	Other current liabilities	(0.2)	(1.9)
Commodity hedging instruments	Prepaid and other current assets	1.3	—
	Other current liabilities	—	(0.9)
Total derivatives not designated as hedging instruments		4.5	(2.3)
Total derivatives		$13.5	$(22.2)
The effect of derivative instruments on AOCL, net of tax, and the Consolidated Statements of Operations for the years ended September 30 was as follows:

	Amount Of Gain / (Loss) Recognized In AOCL
Derivatives In Cash Flow Hedging Relationships	2021	2020
Interest rate swap agreements	$3.4	$(13.3)
Commodity hedging instruments	16.4	(1.3)
Total	$19.8	$(14.6)

	Reclassified From AOCL Into	Amount Of Gain / (Loss)
Derivatives In Cash Flow Hedging Relationships	Statement Of Operations	2021	2020
Interest rate swap agreements	Interest expense	$(7.7)	$(6.6)
Commodity hedging instruments	Cost of sales	2.3	(0.9)
Total		$(5.4)	$(7.5)

	Recognized In	Amount Of Gain / (Loss)
Derivatives Not Designated As Hedging Instruments	Statement of Operations	2021	2020
Currency forward contracts	Other income / expense, net	$(4.2)	$(5.3)
Commodity hedging instruments	Cost of sales	4.5	(3.1)
Total		$0.3	$(8.4)

Table of Contents	THE SCOTTS MIRACLE-GRO COMPANY NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued) (Dollars in millions, except per share data)

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
Other
Investment securities in non-qualified retirement plan assets are valued using observable market prices in active markets. The fair value of the Bonnie Option was determined using a simulation approach, whereby the total value of the loan receivable and optional exchange for additional equity was estimated considering a distribution of possible future cash flows discounted to present value using an appropriate discount rate. During the fourth quarter of fiscal 2020, the Company recognized an increase in the fair value of the Bonnie Option of $12.0 in the “Other non-operating income, net” line in the Consolidated Statements of Operations driven by an increase in sales and profits of the Bonnie Business. Loans receivable are carried at outstanding principal amount. The estimated fair value is determined using an income-based approach, which includes market participant expectations of cash flows over the remaining useful life discounted to present value using an appropriate discount rate. The estimate requires subjective assumptions to be made, including those related to credit risk and discount rates.
The fair values of convertible debt investments are determined using scenario-based internally developed valuation models that consider a probability-weighted assessment of possible future cash flows related to the debt component and the conversion component of the instruments, discounted to present value using an appropriate discount rate. The probability of amendments to federal laws in the United States to allow for the general cultivation, distribution, and possession of cannabis, and the impact of such amendments on the value of the underlying investments are important assumptions in the fair value estimates and incorporate assumptions the Company believes market participants would utilize. The valuation models and related assumptions require significant judgment. These and other assumptions are impacted by economic conditions and expectations of management and may change in the future based on period specific facts and circumstances. The cost basis of convertible debt investments purchased during fiscal 2021 was $193.1. During fiscal 2021, the Company recorded an unrealized loss of $3.1 in AOCL and recorded investment income of $0.3 associated with its Level 3 convertible debt investments. The amortized cost basis of convertible debt investments was $193.4 at September 30, 2021.
Debt Instruments
Debt instruments are recorded at cost. The interest rate on borrowings under the Fifth A&R Credit Agreement fluctuates in accordance with the terms of the Fifth A&R Credit Agreement and thus the carrying value is a reasonable estimate of fair value. The fair values of the 4.000% Senior Notes, 4.375% Senior Notes, 4.500% Senior Notes and 5.250% Senior Notes are determined based on quoted market prices. The interest rate on the short-term debt associated with accounts receivable pledged under the Receivables Facility fluctuates in accordance with the terms of the Receivables Facility and thus the carrying value is a reasonable estimate of fair value.

Table of Contents	THE SCOTTS MIRACLE-GRO COMPANY NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued) (Dollars in millions, except per share data)

The following table summarizes the fair value of the Company’s assets and liabilities for which disclosure of fair value is required:

		2021		2020
	Fair Value Hierarchy Level	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Assets
Cash equivalents	Level 1	$222.5	$222.5	$2.4	$2.4
Other
Investment securities in non-qualified retirement plan assets	Level 1	45.0	45.0	29.8	29.8
Bonnie Option	Level 3	—	—	23.3	23.3
Loans receivable	Level 3	35.8	35.8	100.0	112.8
Convertible debt investments	Level 3	190.3	190.3	—	—

Liabilities
Debt instruments
Credit facilities – revolving loans	Level 2	—	—	64.0	64.0
Credit facilities – term loans	Level 2	670.0	670.0	710.0	710.0
Senior Notes – 4.000%	Level 2	500.0	498.8	—	—
Senior Notes – 4.375%	Level 2	400.0	402.0	—	—
Senior Notes – 4.500%	Level 2	450.0	466.9	450.0	476.4
Senior Notes – 5.250%	Level 2	250.0	258.1	250.0	266.6
Receivables facility	Level 2	—	—	20.0	20.0
Other debt	Level 2	11.9	11.9	1.1	1.1

NOTE 18.  LEASES
The Company leases certain property and equipment from third parties under various non-cancelable lease agreements, including industrial, commercial and office properties and equipment that support the management, manufacturing, distribution and research and development of products marketed and sold by the Company. The lease agreements generally require that the Company pay taxes, insurance and maintenance expenses related to the leased assets. At September 30, 2021, there were no material operating leases that the Company had entered into that were yet to commence. From time to time, the Company will sublease portions of its facilities, resulting in sublease income. Sublease income and the related cash flows were not material to the consolidated financial statements for fiscal 2021.
The Company leases certain vehicles (primarily cars and light trucks) under agreements that are cancellable after the first year, but typically continue on a month-to-month basis until canceled by the Company. The vehicle leases and certain other non-cancelable operating leases contain residual value guarantees that create a contingent obligation on the part of the Company to compensate the lessor if the leased asset cannot be sold for an amount in excess of a specified minimum value at the conclusion of the lease term. If all such vehicle leases had been canceled as of September 30, 2021, the Company’s residual value guarantee would have approximated $5.0.

Table of Contents	THE SCOTTS MIRACLE-GRO COMPANY NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued) (Dollars in millions, except per share data)

Supplemental balance sheet information related to the Company’s leases was as follows:

	Balance Sheet Location	September 30, 2021	September 30, 2020
Operating leases:
Right-of-use assets	Other assets	$293.0	$156.0

Current lease liabilities	Other current liabilities	66.4	47.5
Non-current lease liabilities	Other liabilities	234.4	113.3
Total operating lease liabilities		$300.8	$160.8

Finance leases:
Right-of-use assets	Property, plant and equipment, net	$31.3	$34.7

Current lease liabilities	Current portion of debt	5.9	5.2
Non-current lease liabilities	Long-term debt	27.5	30.9
Total finance lease liabilities		$33.4	$36.1
Components of lease cost were as follows:

	Year Ended September 30,
	2021	2020
Operating lease cost (a)	$70.3	$54.3
Variable lease cost	29.4	11.3

Finance lease cost
Amortization of right-of-use assets	6.0	5.1
Interest on lease liabilities	1.4	1.4
Total finance lease cost	$7.4	$6.5

(a)Operating lease cost includes amortization of ROU assets of $62.3 and $48.4 for fiscal 2021 and fiscal 2020, respectively. Short-term lease expense is excluded from operating lease cost and is not material.
Supplemental cash flow information and non-cash activity related to the Company’s leases were as follows:

	Year Ended September 30,
	2021	2020
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases, net	$66.9	$54.4
Operating cash flows from finance leases	1.4	1.4
Financing cash flows from finance leases	5.3	3.8

Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$200.0	$72.3
Finance leases	2.6	14.4

Table of Contents	THE SCOTTS MIRACLE-GRO COMPANY NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued) (Dollars in millions, except per share data)

Weighted-average remaining lease term and discount rate for the Company’s leases were as follows:

September 30, 2021
Weighted-average remaining lease term (in years):
Operating leases	5.7
Finance leases	7.8

Weighted-average discount rate:
Operating leases	3.2%
Finance leases	4.2%

Maturities of lease liabilities by fiscal year for the Company’s leases as of September 30, 2021 were as follows:

Year	Operating Leases	Finance Leases
2022	$75.3	$7.0
2023	65.6	7.1
2024	57.6	7.1
2025	46.3	2.9
2026	30.6	1.9
Thereafter	53.5	13.6
Total lease payments	328.9	39.6
Less: Imputed interest	(28.1)	(6.2)
Total lease liabilities	$300.8	$33.4

NOTE 19.  COMMITMENTS
The Company has the following unconditional purchase obligations due during each of the next five fiscal years that have not been recognized in the Consolidated Balance Sheet at September 30, 2021:

2022	$563.6
2023	193.7
2024	120.2
2025	64.5
2026	23.3
Thereafter	7.4
$972.7

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

Regulatory Matters
At September 30, 2021, $3.6 was accrued in the “Other liabilities” line in the Consolidated Balance Sheets for environmental actions, the majority of which are for site remediation. The Company believes that the amounts accrued are adequate to cover such known environmental exposures based on current facts and estimates of likely outcomes. Although it is reasonably possible that the costs to resolve such known environmental exposures will exceed the amounts accrued, any variation from accrued amounts is not expected to be material.
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

NOTE 21.  SEGMENT INFORMATION
The Company divides its operations into three reportable segments: U.S. Consumer, Hawthorne and Other. U.S. Consumer consists of the Company’s consumer lawn and garden business in the United States. Hawthorne consists of the Company’s indoor and hydroponic gardening business. Other primarily consists of the Company’s consumer lawn and garden business outside the United States. This identification of reportable segments is consistent with how the segments report to and are managed by the chief operating decision maker of the Company. In addition, Corporate consists of general and administrative expenses and certain other income and expense items not allocated to the business segments.
During the first quarter of fiscal 2021, the Company changed its internal organization structure such that AeroGrow is now managed by and reported within the U.S. Consumer segment. Within the U.S. Consumer segment, AeroGrow is integrated into the Company’s overall direct to consumer focus and strategy. AeroGrow was previously managed by and reported within

Table of Contents	THE SCOTTS MIRACLE-GRO COMPANY NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued) (Dollars in millions, except per share data)

the Hawthorne segment. The prior period amounts have been reclassified to conform to the new organization structure. This change in organization structure resulted in a change in the Company’s reporting units. As a result, goodwill included in impacted reporting units was reallocated using a relative fair value approach, resulting in $15.8 of goodwill reallocated from the Hawthorne segment to the U.S. Consumer segment during fiscal 2021. In addition, the Company completed an assessment of potential goodwill impairment immediately before and after the reallocation and determined that no impairment existed.
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
The following tables present financial information for the Company’s reportable segments for the periods indicated:

	Year Ended September 30,
	2021	2020	2019
Net Sales:
U.S. Consumer	$3,197.7	$2,883.5	$2,311.7
Hawthorne	1,424.2	1,023.1	640.6
Other	303.1	225.0	203.7
Consolidated	$4,925.0	$4,131.6	$3,156.0
Segment Profit:
U.S. Consumer	$726.7	$694.3	$526.7
Hawthorne	163.8	111.9	54.6
Other	42.1	11.7	10.3
Total Segment Profit	932.6	817.9	591.6
Corporate	(149.7)	(183.4)	(135.3)
Intangible asset amortization	(30.9)	(32.5)	(33.4)
Impairment, restructuring and other	(29.0)	(16.8)	(13.3)
Equity in income of unconsolidated affiliates	14.4	—	3.3
Costs related to refinancing	—	(15.1)	—
Interest expense	(78.9)	(79.6)	(101.8)
Other non-operating income, net	18.6	20.1	270.5
Income from continuing operations before income taxes	$677.1	$510.6	$581.6
Depreciation and amortization:
U.S. Consumer	$48.6	$48.0	$46.2
Hawthorne	30.3	31.7	33.5
Other	7.0	7.5	5.9
Corporate	7.9	7.5	3.7
	$93.8	$94.7	$89.3
Capital expenditures:
U.S. Consumer	$78.3	$52.3	$28.6
Hawthorne	25.0	7.8	10.1
Other	3.6	2.6	3.7
	$106.9	$62.7	$42.4

Table of Contents	THE SCOTTS MIRACLE-GRO COMPANY NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued) (Dollars in millions, except per share data)

	September 30,
	2021	2020
Total assets:
U.S. Consumer	$2,333.1	$2,002.2
Hawthorne	1,442.8	1,054.9
Other	209.6	166.6
Corporate	814.5	156.8
Consolidated	$4,800.0	$3,380.5

The following table presents net sales by product category for the periods indicated:

	Year Ended September 30,
	2021	2020	2019
U.S. Consumer:
Growing media and mulch	$1,286.7	$1,164.0	$942.5
Lawn care	1,060.6	943.3	781.6
Controls	402.4	383.7	310.8
Roundup® marketing agreement	145.2	132.7	112.1
Other, primarily gardening	302.8	259.8	164.7
Hawthorne:
Lighting	452.4	328.7	214.8
Nutrients	307.8	232.6	154.5
Growing environment	264.0	154.2	82.7
Growing media	192.6	148.9	91.1
Other, primarily hardware	207.4	158.7	97.5
Other:
Growing media	116.7	90.6	77.8
Lawn care	99.2	73.7	69.2
Other, primarily gardening and controls	87.2	60.7	56.7
Total net sales	$4,925.0	$4,131.6	$3,156.0
The Company’s two largest customers accounted for the following percentages of net sales for the fiscal years ended September 30:

	Percentage of Net Sales
	2021	2020	2019
Home Depot	24%	26%	30%
Lowe’s	15%	18%	19%
Accounts receivable for these two largest customers as a percentage of consolidated accounts receivable were 42% and 58% as of September 30, 2021 and 2020, respectively.

The following table presents net sales by geographic area for the periods indicated:

	Year Ended September 30,
	2021	2020	2019
Net sales:
United States	$4,507.0	$3,773.4	$2,851.9
International	418.0	358.2	304.1
	$4,925.0	$4,131.6	$3,156.0
Other than the United States, no other country accounted for more than 10% of the Company’s net sales for any period presented above.

Table of Contents	THE SCOTTS MIRACLE-GRO COMPANY NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued) (Dollars in millions, except per share data)

The following table presents long-lived assets (property, plant and equipment and finite-lived intangibles) by geographic area:

	September 30,
	2021	2020
Long-lived assets:
United States	$868.8	$773.5
International	139.1	141.8
	$1,007.9	$915.3

Schedule II—Valuation and Qualifying Accounts
for the fiscal year ended September 30, 2021

Column A	Column B	Column C	Column D	Column E	Column F
Classification	Balance at Beginning of Period	Reserves Acquired	Additions Charged to Expense	Deductions Credited and Write-Offs	Balance at End of Period
	(In millions)
Valuation and qualifying accounts deducted from the assets to which they apply:
Allowance for doubtful accounts	$7.5	$—	$11.1	$(1.8)	$16.8
Income tax valuation allowance	33.8	—	3.0	(4.5)	32.3

Schedule II—Valuation and Qualifying Accounts
for the fiscal year ended September 30, 2020

Column A	Column B	Column C	Column D	Column E	Column F
Classification	Balance at Beginning of Period	Reserves Acquired	Additions Charged to Expense	Deductions Credited and Write-Offs	Balance at End of Period
	(In millions)
Valuation and qualifying accounts deducted from the assets to which they apply:
Allowance for doubtful accounts	$4.2	$—	$7.2	$(3.9)	$7.5
Income tax valuation allowance	35.8	—	0.5	(2.5)	33.8

Schedule II—Valuation and Qualifying Accounts
for the fiscal year ended September 30, 2019

Column A	Column B	Column C	Column D	Column E	Column F
Classification	Balance at Beginning of Period	Reserves Acquired	Additions Charged to Expense	Deductions Credited and Write-Offs	Balance at End of Period
	(In millions)
Valuation and qualifying accounts deducted from the assets to which they apply:
Allowance for doubtful accounts	$3.6	$—	$1.4	$(0.8)	$4.2
Income tax valuation allowance	33.6	—	2.4	(0.2)	35.8

The Scotts Miracle-Gro Company
Index to Exhibits

		Incorporated by Reference
Exhibit No.	Description	Form	Exhibit	Filing Date	Filed Herewith
3.1(a)	Initial Articles of Incorporation of The Scotts Miracle-Gro Company as filed with the Ohio Secretary of State on November 22, 2004	8-K	3.1	March 24, 2005
3.1(b)	Certificate of Amendment by Shareholders to Articles of Incorporation of The Scotts Miracle-Gro Company as filed with the Ohio Secretary of State on March 18, 2005	8-K	3.2	March 24, 2005
3.2	Code of Regulations of The Scotts Miracle-Gro Company	8-K	3.3	March 24, 2005
4.1(a)	Indenture, dated as of December 15, 2016, by and among The Scotts Miracle-Gro Company, the Guarantors (as defined therein) and U.S. Bank National Association, as trustee	8-K	4.1	December 16, 2016
4.1(b)	First Supplemental Indenture, dated July 17, 2018, by and among The Scotts Miracle-Gro Company, the Guarantors (as defined therein) and U.S. Bank National Association, as trustee	10-Q	10.4	August 8, 2018
4.1(c)	Second Supplemental Indenture, dated March 24, 2020, by and among The Scotts Miracle-Gro Company, the Guarantors (as defined therein) and U.S. Bank National Association, as trustee	10-Q	4.2	May 6, 2020
4.1(d)	Third Supplemental Indenture, dated March 29, 2021, by and among The Scotts Miracle-Gro Company, the Guarantors (as defined therein) and U.S. Bank National Association, as trustee	10-Q	4.2	May 12, 2021
4.1(e)	Fourth Supplemental Indenture, dated June 24, 2021, by and among The Scotts Miracle-Gro Company, the Guarantors (as defined therein) and U.S. Bank National Association, as trustee	10-Q	4.1	August 11, 2021
4.1(f)	Form of 5.250% Senior Notes due 2026 (included in Exhibit 4.1)	8-K	4.2	December 16, 2016
4.2(a)	Indenture, dated as of October 22, 2019, by and among The Scotts Miracle-Gro Company, the Guarantors (as defined therein) and U.S. Bank National Association, as trustee	8-K	4.1	October 28, 2019
4.2(b)	First Supplemental Indenture, dated March 24, 2020, by and among The Scotts Miracle-Gro Company, the Guarantors (as defined therein) and U.S. Bank National Association, as trustee	10-Q	4.1	May 6, 2020
4.2(c)	Second Supplemental Indenture, dated March 29, 2021, by and among The Scotts Miracle-Gro Company, the Guarantors (as defined therein) and U.S. Bank National Association, as trustee	10-Q	4.3	May 12, 2021
4.2(d)	Third Supplemental Indenture, dated June 24, 2021, by and among The Scotts Miracle-Gro Company, the Guarantors (as defined therein) and U.S. Bank National Association, as trustee	10-Q	4.2	August 11, 2021
4.2(e)	Form of 4.500% Senior Notes due 2029 (included in Exhibit 4.1)	8-K	4.2	October 28, 2019
4.3(a)	Indenture, dated as of March 17, 2021, by and among The Scotts Miracle-Gro Company, the Guarantors (as defined therein) and U.S. Bank National Association, as trustee	8-K	4.1	March 17, 2021
4.3(b)	First Supplemental Indenture, dated as of June 24, 2021, by and among The Scotts Miracle-Gro Company, the Guarantors (as defined therein) and U.S. Bank National Association, as trustee	10-Q	4.3	August 11, 2021
4.3(c)	Form of 4.000% Senior Notes due 2031 (included in Exhibit 4.1)	8-K	4.2	March 17, 2021
4.3(d)	Registration Rights Agreement, dated as of March 17, 2021, by and among The Scotts Miracle-Gro Company, the guarantors named therein and J.P. Morgan Securities LLC, as representative of the several initial purchasers named therein	8-K	4.3	March 17, 2021
4.4(a)	Indenture, dated as of August 13, 2021, by and among The Scotts Miracle-Gro Company, the Guarantors (as defined therein) and U.S. Bank National Association, as trustee	8-K	4.1	August 13, 2021

		Incorporated by Reference
Exhibit No.	Description	Form	Exhibit	Filing Date	Filed Herewith
4.4(b)	Form of 4.375% Senior Notes due 2032 (included in Exhibit 4.1)	8-K	4.2	August 13, 2021
4.4(c)	Registration Rights Agreement, dated as of August 13, 2021, by and among The Scotts Miracle-Gro Company, the guarantors named therein and Wells Fargo Securities, LLC, as representative of the several initial purchasers named therein	8-K	4.3	August 13, 2021
4.5	Agreement to furnish copies of instruments and agreements defining rights of holders of long-term debt				X
4.6	Description of Capital Stock	10-K	4.4	November 27, 2019
10.1(a)(i)	Fifth Amended and Restated Credit Agreement, dated as of July 5, 2018, by and among The Scotts Miracle-Gro Company, as a Borrower; the Subsidiary Borrowers (as defined therein); JPMorgan Chase Bank, N.A., as Administrative Agent; Wells Fargo Bank, National Association, and Mizuho Bank, Ltd. as Co-Syndication Agents; CoBank, ACB, Bank of America, N.A., Fifth Third Bank, Coöperatieve Rabobank U.A., New York Branch, Sumitomo Mitsui Banking Corporation and TD Bank N.A., as Co-Documentation Agents; and the several other banks and other financial institutions from time to time parties thereto	8-K	10.1	July 11, 2018
10.1(a)(ii)
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
		10-Q	10	August 11, 2021
10.1(b)	Fifth Amended and Restated Guarantee and Collateral Agreement, dated as of July 5, 2018, made by The Scotts Miracle-Gro Company, each domestic Subsidiary Borrower under the Fifth Amended and Restated Credit Agreement, and certain of its and their domestic subsidiaries, in favor of JPMorgan Chase Bank, N.A., as Administrative Agent	8-K	10.2	July 11, 2018
10.2(a)†	The Scotts Miracle-Gro Company Long-Term Incentive Plan (reflects amendment and restatement of plan formerly known as The Scotts Miracle-Gro Company 2006 Long-Term Incentive Plan) [January 17, 2013 through January 26, 2017 version]	8-K	10.1	January 24, 2013
10.2(b)†	Form of Nonqualified Stock Option Award Agreement for Employees used to evidence grants made under The Scotts Miracle-Gro Company Long-Term Incentive Plan [January 17, 2013 through January 26, 2017 version]	10-Q	10.7	May 7, 2015
10.3(a)†	The Scotts Miracle-Gro Company Long-Term Incentive Plan (effective as of January 27, 2017)	8-K	10.1	January 30, 2017
10.3(b)(i)†	Form of Project Focus Performance Unit Award Agreement which may be made under The Scotts Miracle-Gro Company Long-Term Incentive Plan	8-K	10.2	January 30, 2017
10.3(b)(ii)†	Form of Amendment to Project Focus Amendment Award Agreement which may be made under The Scotts Miracle-Gro Company Long-Term Incentive Plan	8-K	10.1	January 30, 2019
10.3(c)†	Form of Standard Restricted Stock Unit Award Agreement which may be made under The Scotts Miracle-Gro Company Long-Term Incentive Plan	8-K	10.4	January 30, 2017
10.3(d)†	Form of Standard Non-Qualified Stock Option Award Agreement which may be made under The Scotts Miracle-Gro Company Long-Term Incentive Plan	8-K	10.5	January 30, 2017

		Incorporated by Reference
Exhibit No.	Description	Form	Exhibit	Filing Date	Filed Herewith
10.3(e)†
Form of Deferred Stock Unit Award Agreement for Nonemployee Directors Retainer Deferrals (with Related Dividend Equivalents) used to evidence grants which may be made under The Scotts Miracle-Gro Company Long-Term Incentive Plan
		10-K	10.3(g)	November 29, 2018
10.3(f)(i)†
Form of Restricted Stock Unit Award Agreement for Third Party Service-Providers (with Related Dividend Equivalents) which may be used to evidence grants made under The Scotts Miracle-Gro Company Long-Term Incentive Plan
		10-K	10.3(h)(i)	November 29, 2018
10.3(f)(ii)†
Form of Standard Restricted Stock Unit Award Agreement for Nonemployee Directors (with Related Dividend Equivalents) used to evidence grants which may be made under The Scotts Miracle-Gro Company Long-Term Incentive Plan [January 30, 2014 through February 2, 2020]
		10-K	10.3(h)(ii)	November 29, 2018
10.3(f)(iii)†
Form of Standard Restricted Stock Form of Standard Restricted Stock Unit Award Agreement for Nonemployee Directors (with Related Dividend Equivalents) used to evidence grants which may be made under The Scotts Miracle-Gro Company Long-Term Incentive Plan [post-February 2, 2020]
		10-K	10.3(h)(iii)	November 24, 2020
10.4(a)†	The Scotts Company LLC Amended and Restated Executive Incentive Plan (effective as of October 1, 2019)	10-Q	10	August 5, 2020
10.4(b)†	Form of Employee Confidentiality, Noncompetition, Nonsolicitation Agreement for employees participating in The Scotts Company LLC Executive/Management Incentive Plan (now known as The Scotts Company LLC Amended and Restated Executive Incentive Plan)	10-Q	10.1	August 10, 2006
10.5†	The Scotts Company LLC Executive Retirement Plan, as Amended and Restated as of January 1, 2015 (executed December 31, 2014)	10-Q	10.2	February 5, 2015
10.6(a)†	Employee Confidentiality, Noncompetition, Nonsolicitation Agreement, dated as of December 12, 2013, by and between The Scotts Company LLC, all companies controlled by, controlling or under common control with The Scotts Company LLC, and James Hagedorn	8-K	10.2	December 17, 2013
10.6(b)†	Executive Severance Agreement, dated as of December 11, 2013, by and between The Scotts Company LLC and James Hagedorn	8-K	10.1	December 17, 2013
10.7†	Summary of Compensation for Nonemployee Directors of The Scotts Miracle-Gro Company (effective as of January 27, 2017)	10-K	10.7	November 27, 2019
10.8(a)†	Consulting Agreement dated January 15, 2020, between The Scotts Company LLC and Hanft Projects LLC	10-Q	10	February 5, 2020
10.8(b)†	Consulting Agreement, dated February 15, 2021, between The Scotts Company LLC and Hanft Ideas LLC	10-Q	10.3	May 12, 2021
10.9(a)†	The Scotts Company LLC Executive Severance Plan, adopted on April 25, 2017	10-Q	10.9	May 10, 2017
10.9(b)†	Form of Tier 1 Participation Agreement under The Scotts Company LLC Executive Severance Plan	10-Q	10.10	May 10, 2017
10.10	Third Amended and Restated Exclusive Agency and Marketing Agreement, entered into on July 29, 2019 and effective as of August 1, 2019, between Monsanto Company and The Scotts Company LLC	8-K	10.2	July 31, 2019
10.11	Brand Extension Agreement Asset Purchase Agreement, entered into on July 29, 2019 and effective as of August 1, 2019, between Monsanto Company and The Scotts Company LLC	8-K	10.4	July 31, 2019
10.12(a)	Master Repurchase Agreement, and Annex I thereto, with Coöperatieve Rabobank, U.A. (New York Branch), as agent and purchaser, and Sumitomo Mitsui Banking Corporation (New York Branch), as purchaser, dated as of April 7, 2017	8-K	10.1	April 13, 2017
10.12(b)	Amendment No. 1 to Master Repurchase Agreement with Coöperatieve Rabobank, U.A. (New York Branch), as agent and purchaser, and Sumitomo Mitsui Banking Corporation (New York Branch), as purchaser, dated as of August 24, 2018	8-K	10.1	August 24, 2018

		Incorporated by Reference
Exhibit No.	Description	Form	Exhibit	Filing Date	Filed Herewith
10.12(c)	Amendment No. 2 to Master Repurchase Agreement with Coöperatieve Rabobank, U.A. (New York Branch), as agent and purchaser, and Sumitomo Mitsui Banking Corporation (New York Branch), as purchaser, dated as of August 21, 2020	8-K	10.1	August 25, 2020
10.12(d)	Amendment No. 3 to Master Repurchase Agreement with Coöperatieve Rabobank, U.A. (New York Branch), as agent and purchaser, and Sumitomo Mitsui Banking Corporation (New York Branch), as purchaser, dated as of August 20, 2021	8-K	10.1	August 20, 2021
10.13(a)	Master Framework Agreement with Coöperatieve Rabobank, U.A. (New York Branch), as agent and purchaser, and Sumitomo Mitsui Banking Corporation (New York Branch), as purchaser, dated as of April 7, 2017	8-K	10.2	April 13, 2017
10.13(b)	Amendment No. 1 to Master Framework Agreement with Coöperatieve Rabobank, U.A. (New York Branch), as agent and purchaser, and Sumitomo Mitsui Banking Corporation (New York Branch), as purchaser, dated as of August 25, 2017	8-K	10.1	August 31, 2017
10.13(c)	Amendment No. 2 to Master Framework Agreement with Coöperatieve Rabobank, U.A. (New York Branch), as agent and purchaser, and Sumitomo Mitsui Banking Corporation (New York Branch), as purchaser, dated as of August 24, 2018	8-K	10.2	August 24, 2018
10.13(d)	Amendment No. 3 to Master Framework Agreement with Coöperatieve Rabobank, U.A. (New York Branch), as agent and purchaser, and Sumitomo Mitsui Banking Corporation (New York Branch), as purchaser, dated as of August 23, 2019	8-K	10.1	August 20, 2019
10.13(e)	Amendment No. 4 to Master Framework Agreement with Coöperatieve Rabobank, U.A. (New York Branch), as agent and purchaser, and Sumitomo Mitsui Banking Corporation (New York Branch), as purchaser, dated as of August 21, 2020	8-K	10.2	August 25, 2020
10.13(f)	Amendment No. 5 to Master Framework Agreement with Coöperatieve Rabobank, U.A. (New York Branch), as agent and purchaser, and Sumitomo Mitsui Banking Corporation (New York Branch), as purchaser, dated as of August 20, 2021	8-K	10.2	August 20, 2021
10.14	Form of Aircraft Time Sharing Agreement for Executive Officers	10-Q	10.4	May 11, 2016
10.15†	Retention Agreement, dated August 22, 2018, by and between The Scotts Company LLC and Denise S. Stump	8-K	10.3	August 24, 2018
10.16	Purchase Agreement, dated as of March 11, 2021, by and among The Scotts Miracle-Gro Company, the guarantors named therein and J.P. Morgan Securities LLC, as representative of the several initial purchasers named therein	8-K	10.1	March 17, 2021
10.17	Purchase Agreement, dated as of August 10, 2021, by and among The Scotts Miracle-Gro Company, the guarantors named therein and Wells Fargo Securities, LLC, as representative of the several initial purchasers named therein	8-K	10.1	August 13, 2021
10.18†	Separation Agreement and Release of All Claims, effective as of January 22, 2021, by and between The Scotts Company LLC and Thomas Randal Coleman	8-K	10.1	January 28, 2021
18	Preferability Letter provided by Deloitte & Touche LLP, the Registrant’s independent registered public accounting firm, to change in accounting principle	10-Q	18	February 5, 2020
21	Subsidiaries of The Scotts Miracle-Gro Company				X
22	Guarantor Subsidiaries				X
23	Consent of Independent Registered Public Accounting Firm — Deloitte & Touche LLP				X
24	Powers of Attorney of Executive Officers and Directors of The Scotts Miracle-Gro Company				X
31.1	Rule 13a-14(a)/15d-14(a) Certifications (Principal Executive Officer)				X

Incorporated by Reference
Exhibit No.	Description	Form	Exhibit	Filing Date	Filed Herewith
31.2	Rule 13a-14(a)/15d-14(a) Certifications (Principal Financial Officer)				X
32	Section 1350 Certifications (Principal Executive Officer and Principal Financial Officer)				X
101.SCH	XBRL Taxonomy Extension Schema				X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase				X
101.DEF	XBRL Taxonomy Extension Definition Linkbase				X
101.LAB	XBRL Taxonomy Extension Label Linkbase				X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase				X
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)				X

†	Management contract, compensatory plan or arrangement.