Form 10-Q
period 2022-01-01
SCOTTS MIRACLE-GRO CO
filed 2022-02-09
CIK 825542

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_________________________________________
FORM 10-Q
_________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended January 1, 2022
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
As of February 4, 2022, there were 55,583,886 Common Shares outstanding.

Table of Contents

Table of Contents
PART I—FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

THE SCOTTS MIRACLE-GRO COMPANY
Condensed Consolidated Statements of Operations
(In millions, except per share data)
(Unaudited)

	Three Months Ended
	January 1, 2022	January 2, 2021
Net sales	$566.0	$748.6
Cost of sales	447.3	548.8
Cost of sales—impairment, restructuring and other	—	9.0
Gross profit	118.7	190.8
Operating expenses:
Selling, general and administrative	154.1	156.7
Impairment, restructuring and other	1.8	0.7
Other income, net	(1.8)	(0.6)
Income (loss) from operations	(35.4)	34.0
Equity in loss of unconsolidated affiliates	7.3	—
Interest expense	23.8	16.1
Other non-operating income, net	(1.8)	(15.2)
Income (loss) from continuing operations before income taxes	(64.7)	33.1
Income tax expense (benefit) from continuing operations	(14.7)	7.9
Income (loss) from continuing operations	(50.0)	25.2
Income (loss) from discontinued operations, net of tax	—	—
Net income (loss)	$(50.0)	$25.2
Net income attributable to noncontrolling interest	—	(0.8)
Net income (loss) attributable to controlling interest	$(50.0)	$24.4

Basic income (loss) per common share:
Income (loss) from continuing operations	$(0.90)	$0.44
Income (loss) from discontinued operations	—	—
Basic net income (loss) per common share	$(0.90)	$0.44
Weighted-average common shares outstanding during the period	55.4	55.7

Diluted income (loss) per common share:
Income (loss) from continuing operations	$(0.90)	$0.43
Income (loss) from discontinued operations	—	—
Diluted net income (loss) per common share	$(0.90)	$0.43
Weighted-average common shares outstanding during the period plus dilutive potential common shares	55.4	57.1
See Notes to Condensed Consolidated Financial Statements.

Contents

THE SCOTTS MIRACLE-GRO COMPANY
Condensed Consolidated Statements of Comprehensive Income (Loss)
(In millions)
(Unaudited)

	Three Months Ended
	January 1, 2022	January 2, 2021
Net income (loss)	$(50.0)	$25.2
Other comprehensive income (loss):
Net foreign currency translation adjustment	(4.3)	12.4
Net unrealized gains on derivative instruments, net of tax	9.6	2.5
Reclassification of net unrealized (gains) losses on derivative instruments to net income (loss), net of tax	(0.2)	1.9
Net unrealized gains on securities, net of tax	0.1	—
Pension and other post-retirement benefit adjustments, net of tax	0.5	(1.2)
Total other comprehensive income	5.7	15.6
Comprehensive income (loss)	(44.3)	40.8
Comprehensive income attributable to noncontrolling interest	—	(0.8)
Comprehensive income (loss) attributable to controlling interest	$(44.3)	$40.0
See Notes to Condensed Consolidated Financial Statements.

Contents

THE SCOTTS MIRACLE-GRO COMPANY
Condensed Consolidated Statements of Cash Flows
(In millions)
(Unaudited)

	Three Months Ended
	January 1, 2022	January 2, 2021
OPERATING ACTIVITIES
Net income (loss)	$(50.0)	$25.2
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Share-based compensation expense	7.3	8.2
Depreciation	16.0	15.7
Amortization	8.9	7.4
Equity in loss of unconsolidated affiliates	7.3	—
Other, net	6.7	(14.3)
Changes in assets and liabilities, net of acquired businesses:
Accounts receivable	71.6	1.1
Inventories	(503.1)	(442.8)
Prepaid and other assets	(34.4)	(10.2)
Accounts payable	(145.2)	126.8
Other current liabilities	(149.0)	(125.7)
Other non-current items	(1.3)	(11.3)
Other, net	0.1	(0.8)
Net cash used in operating activities	(765.1)	(420.7)

INVESTING ACTIVITIES
Investments in property, plant and equipment	(46.1)	(34.6)
Investments in unconsolidated affiliates	—	(100.7)
Payment for acquisitions, net of cash acquired	(202.5)	(10.0)
Other investing, net	3.4	(2.9)
Net cash used in investing activities	(245.2)	(148.2)

FINANCING ACTIVITIES
Borrowings under revolving and bank lines of credit and term loans	989.1	712.9
Repayments under revolving and bank lines of credit and term loans	(40.8)	(67.5)
Dividends paid	(37.1)	(34.6)
Purchase of Common Shares	(129.5)	(38.4)
Cash received from exercise of stock options	0.9	1.1
Net cash provided by financing activities	782.6	573.5
Effect of exchange rate changes on cash	—	0.3
Net (decrease) increase in cash and cash equivalents	(227.7)	4.9
Cash and cash equivalents at beginning of period	244.1	16.6
Cash and cash equivalents at end of period	$16.4	$21.5
See Notes to Condensed Consolidated Financial Statements.

Contents

THE SCOTTS MIRACLE-GRO COMPANY
Condensed Consolidated Balance Sheets
(In millions, except per share data)
(Unaudited)

	January 1, 2022	January 2, 2021	September 30, 2021
ASSETS
Current assets:
Cash and cash equivalents	$16.4	$21.5	$244.1
Accounts receivable, less allowances of $9.8, $6.8 and $16.8, respectively	310.8	346.6	483.4
Accounts receivable pledged	104.4	151.1	—
Inventories	1,657.2	1,068.3	1,126.6
Prepaid and other current assets	203.8	92.0	169.9
Total current assets	2,292.6	1,679.5	2,024.0
Investment in unconsolidated affiliates	199.7	202.9	207.0
Property, plant and equipment, net of accumulated depreciation of $753.0, $698.8 and $737.4, respectively	615.8	560.9	622.2
Goodwill	681.5	548.9	605.2
Intangible assets, net	811.7	685.4	709.6
Other assets	640.9	323.1	632.0
Total assets	$5,242.2	$4,000.7	$4,800.0

LIABILITIES AND EQUITY
Current liabilities:
Current portion of debt	$160.7	$188.0	$57.8
Accounts payable	427.7	498.9	609.4
Other current liabilities	326.8	367.6	473.2
Total current liabilities	915.2	1,054.5	1,140.4
Long-term debt	3,082.2	1,979.8	2,236.7
Other liabilities	413.2	287.4	409.6
Total liabilities	4,410.6	3,321.7	3,786.7
Commitments and contingencies (Note 11)
Equity:
Common shares and capital in excess of $0.01 stated value per share; shares outstanding of 55.0, 55.6 and 55.6, respectively	486.9	490.5	477.0
Retained earnings	1,517.8	1,224.4	1,605.1
Treasury shares, at cost; 13.2, 12.6 and 12.6 shares, respectively	(1,112.4)	(958.8)	(1,002.4)
Accumulated other comprehensive loss	(60.7)	(83.5)	(66.4)
Total equity—controlling interest	831.6	672.6	1,013.3
Noncontrolling interest	—	6.4	—
Total equity	831.6	679.0	1,013.3
Total liabilities and equity	$5,242.2	$4,000.7	$4,800.0
See Notes to Condensed Consolidated Financial Statements.

Contents	THE SCOTTS MIRACLE-GRO COMPANY
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
Organization and Basis of Presentation
The Company’s unaudited condensed consolidated financial statements for the three months ended January 1, 2022 and January 2, 2021 are presented in accordance with accounting principles generally accepted in the United States of America (“GAAP”). The condensed consolidated financial statements include the accounts of Scotts Miracle-Gro and its subsidiaries. All intercompany transactions and accounts have been eliminated in consolidation. The Company’s consolidation criteria are based on majority ownership (as evidenced by a majority voting interest in the entity) and an objective evaluation and determination of effective management control. On February 26, 2021, the Company acquired the remaining outstanding shares of AeroGrow International, Inc. (“AeroGrow”). Prior to this date, the equity owned by other shareholders was shown as noncontrolling interest in the Condensed Consolidated Balance Sheets, and the other shareholders’ portion of net earnings and other comprehensive income was shown as net (income) loss or comprehensive (income) loss attributable to noncontrolling interest in the Condensed Consolidated Statements of Operations and Condensed Consolidated Statements of Comprehensive Income (Loss), respectively. The results of businesses acquired or disposed of are included in the condensed consolidated financial statements from the date of each acquisition or up to the date of disposal, respectively. In the opinion of management, interim results reflect all normal and recurring adjustments and are not necessarily indicative of results for a full year.
Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been omitted or condensed pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Accordingly, this Quarterly Report on Form 10-Q should be read in conjunction with Scotts Miracle-Gro’s Annual Report on Form 10-K for the fiscal year ended September 30, 2021 (the “2021 Annual Report”), which includes a complete set of footnote disclosures, including the Company’s significant accounting policies.
The Company’s Condensed Consolidated Balance Sheet at September 30, 2021 has been derived from the Company’s audited Consolidated Balance Sheet at that date, but does not include all of the information and footnotes required by GAAP for complete financial statements.
Long-Lived Assets
The Company had non-cash investing activities of $5.5 and $6.3 during the three months ended January 1, 2022 and January 2, 2021, respectively, representing unpaid liabilities to acquire property, plant and equipment.
Statements of Cash Flows
Supplemental cash flow information was as follows:

	Three Months Ended
	January 1, 2022	January 2, 2021
Interest paid	$32.1	$23.0
Income tax payments	0.6	0.2
Recently Adopted Accounting Pronouncements
In December 2019, the Financial Accounting Standards Board issued Accounting Standards Update No. 2019-12, “Income taxes (Topic 740): Simplifying the Accounting for Income Taxes,” which simplifies the accounting for income taxes by removing certain exceptions to the general principles in Accounting Standards Codification 740 and also clarifies and amends existing guidance to improve consistent application. The Company adopted this guidance on October 1, 2021. The adoption of this guidance did not have a material impact on the Company’s consolidated financial position, results of operations or cash flows.

Contents	THE SCOTTS MIRACLE-GRO COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — (Continued)
(Dollars in millions, except per share data)
NOTE 2. ACQUISITIONS AND INVESTMENTS
Luxx Lighting
On December 30, 2021, the Company’s Hawthorne segment completed the acquisition of substantially all of the assets of Luxx Lighting, Inc., a leading provider of lighting products for indoor growing. The purchase price was $213.5, a portion of which was paid by the issuance of 0.1 million of the common shares of Scotts Miracle-Gro (“Common Shares”), a non-cash investing and financing activity, with a fair value of $21.0 based on the share price at the time of payment. The valuation of the acquired assets included (i) $31.5 of inventory and accounts receivable, (ii) $3.8 of current assets, (iii) $0.6 of noncurrent assets, (iv) $4.3 of current liabilities, (v) $106.9 of finite-lived identifiable intangible assets and (vi) $75.0 of tax-deductible goodwill. Identifiable intangible assets included tradenames, customer relationships and non-compete agreements with useful lives ranging between 5 and 25 years. The estimated fair values of the identifiable intangible assets were determined using an income-based approach, which includes market participant expectations of cash flows that an asset will generate over the remaining useful life discounted to present value using an appropriate discount rate.
True Liberty Bags
On December 23, 2021, the Company’s Hawthorne segment completed the acquisition of substantially all of the assets of True Liberty Bags, a leading provider of liners and storage solutions to dry and cure plant products, for $10.0. The valuation of the acquired assets included (i) $1.2 of inventory and accounts receivable, (ii) $0.1 of noncurrent assets, (iii) $1.7 of current liabilities, (iv) $5.8 of finite-lived identifiable intangible assets and (v) $4.6 of tax-deductible goodwill. Identifiable intangible assets included tradenames and customer relationships with useful lives ranging between 15 and 20 years. The estimated fair values of the identifiable intangible assets were determined using an income-based approach, which includes market participant expectations of cash flows that an asset will generate over the remaining useful life discounted to present value using an appropriate discount rate.
Hydro-Logic
On August 27, 2021, the Company’s Hawthorne segment completed the acquisition of substantially all of the assets of Hydro-Logic Purification Systems, Inc., a leading provider of products, accessories and systems for water filtration and purification, for $65.3. The purchase price is subject to a post-closing net working capital adjustment for which the Company has accrued its expected obligation of $0.4 as of January 1, 2022 in the “Other current liabilities” line in the Condensed Consolidated Balance Sheets. The valuation of the acquired assets included (i) $5.3 of inventory and accounts receivable, (ii) $1.7 of noncurrent assets, (iii) $2.1 of other liabilities, (iv) $23.1 of finite-lived identifiable intangible assets and (v) $37.3 of tax-deductible goodwill. Identifiable intangible assets included tradenames, customer relationships and non-complete agreements with useful lives ranging between 5 and 25 years. The estimated fair values of the identifiable intangible assets were determined using an income-based approach, which includes market participant expectations of cash flows that an asset will generate over the remaining useful life discounted to present value using an appropriate discount rate.
The Hawthorne Collective
On August 24, 2021, the Company’s newly formed subsidiary, The Hawthorne Collective, Inc. (“THC”), made its initial investment under the Company’s strategic minority non-equity investment initiative in the form of a $150.0 six-year convertible note issued to the Company by Toronto-based RIV Capital Inc. (“RIV Capital”) (CSE: RIV) (OTC: CNPOF), a cannabis investment and acquisition firm listed on the Canadian Securities Exchange. The note accrues interest at 2 percent annually for the first two years and provides additional follow-on investment rights. Accrued interest will be payable to THC at maturity or will be included in the conversion value of the note at the time of conversion. The conversion feature, which is based upon the RIV Capital closing stock price on August 9, 2021, would provide the Company with approximately 42 percent ownership of RIV Capital if it exercises the conversion feature. In connection with the Company’s investment, RIV Capital increased the size of its board of directors from four to seven members, and added three nominees of the Company to the board of directors. The Company will not have control of or an active day-to-day role in RIV Capital nor any of the companies in which RIV Capital invests. RIV Capital has agreed to use the funds for general corporate and other lawful purposes, which could include acquisitions, and has agreed that the funds will not be used in connection with or for any cannabis or cannabis-related operations in the U.S. unless and until such operations comply with all applicable U.S. federal laws.
During the fourth quarter of fiscal 2021, THC made additional minority non-equity investments of $43.1 in other entities focused on branded cannabis and high quality genetics. These additional investments also include conversion features that would provide the Company with minority ownership interests if it exercises the conversion features, as well as restrictions that the funds will not be used in connection with or for any cannabis or cannabis-related operations in the U.S. unless and until such operations comply with all applicable U.S. federal laws.

Contents	THE SCOTTS MIRACLE-GRO COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — (Continued)
(Dollars in millions, except per share data)
Rhizoflora
On August 13, 2021, the Company’s Hawthorne segment completed the acquisition of substantially all of the assets of Rhizoflora, Inc., the manufacturer of terpene enhancing nutrient products Terpinator® and Purpinator®, for $33.7. The valuation of the acquired assets included (i) $0.5 of inventory, (ii) $10.9 of finite-lived identifiable intangible assets and (iii) $22.2 of tax-deductible goodwill. Identifiable intangible assets included tradenames, customer relationships and non-compete agreements with useful lives ranging between 5 and 25 years. The estimated fair values of the identifiable intangible assets were determined using an income-based approach, which includes market participant expectations of cash flows that an asset will generate over the remaining useful life discounted to present value using an appropriate discount rate.
AeroGrow
On November 11, 2020, the Company entered into an agreement and plan of merger to acquire the remaining outstanding shares of AeroGrow for cash consideration of $3.00 per share, or approximately $20.1. The merger closed on February 26, 2021. Prior to closing, SMG Growing Media, Inc., a wholly-owned subsidiary of Scotts Miracle-Gro, was the holder of 80.5% of the outstanding shares of AeroGrow and now holds 100% of the outstanding shares of AeroGrow. The closing date carrying value of the noncontrolling interest was $6.7 and the $13.4 difference between the purchase price and carrying value was recognized in the “Common shares and capital in excess of $0.01 stated value per share” line within “Total equity—controlling interest” in the Condensed Consolidated Balance Sheets.
NOTE 3. INVESTMENTS IN UNCONSOLIDATED AFFILIATES
On December 31, 2020, pursuant to the terms of the Contribution and Unit Purchase Agreement between the Company and Alabama Farmers Cooperative, Inc. (“AFC”), the Company acquired a 50% equity interest in the Bonnie Plants business of planting, growing, developing, distributing, marketing and selling live plants through a newly formed joint venture with AFC (“Bonnie Plants, LLC”) in exchange for a cash payment of $100.7, as well as non-cash investing activities that included forgiveness of the Company’s outstanding loan receivable with AFC and surrender of the Company’s options to increase its economic interest in the Bonnie Plants business. The Company’s loan receivable with AFC, which was previously recognized in the “Other assets” line in the Condensed Consolidated Balance Sheets, had a carrying value of $66.4 on December 31, 2020 and the Company recognized a gain of $12.5 during the three months ended January 2, 2021 to write-up the value of the loan to its closing date fair value of $78.9 in the “Other non-operating income, net” line in the Condensed Consolidated Statements of Operations. The Company’s options to increase its economic interest in the Bonnie Plants business were previously recognized in the “Other assets” line in the Condensed Consolidated Balance Sheets and had an estimated fair value of $23.3 on December 31, 2020. The Company’s interest in Bonnie Plants, LLC had an initial fair value of $202.9 and is recorded in the “Investment in unconsolidated affiliates” line in the Condensed Consolidated Balance Sheets. The Company’s interest is accounted for using the equity method of accounting, with the Company’s proportionate share of Bonnie Plants, LLC earnings subsequent to December 31, 2020 reflected in the Condensed Consolidated Statements of Operations. During the three months ended January 1, 2022, the Company recorded equity in loss of unconsolidated affiliates of $7.3 associated with Bonnie Plants, LLC. The estimated fair value of the loan receivable with AFC was determined using an income-based approach, which includes market participant expectations of cash flows over the remaining useful life discounted to present value using an appropriate discount rate. The fair value estimate utilized significant unobservable inputs and thus represents a Level 3 nonrecurring fair value measurement.

Contents	THE SCOTTS MIRACLE-GRO COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — (Continued)
(Dollars in millions, except per share data)
NOTE 4. IMPAIRMENT, RESTRUCTURING AND OTHER
Activity described herein is classified within the “Cost of sales—impairment, restructuring and other” and “Impairment, restructuring and other” lines in the Condensed Consolidated Statements of Operations. The following table details impairment, restructuring and other charges for each of the periods presented:

	Three Months Ended
	January 1, 2022	January 2, 2021
Cost of sales—impairment, restructuring and other:
COVID-19 related costs	$—	$8.7
Restructuring and other charges, net	—	0.3
Operating expenses:
COVID-19 related costs	—	0.6
Restructuring and other charges, net	1.8	0.1
Impairment, restructuring and other charges from continuing operations	$1.8	$9.7
The following table summarizes the activity related to liabilities associated with restructuring and other during the three months ended January 1, 2022:

Amounts accrued for restructuring and other at September 30, 2021	$1.9
Payments and other	(0.2)
Amounts accrued for restructuring and other at January 1, 2022	$1.7
Included in restructuring accruals, as of January 1, 2022, is $0.6 that is classified as long-term. Payments against the long-term accruals will be incurred as the employees covered by the restructuring plan retire or through the passage of time. The remaining amounts accrued will continue to be paid out over the course of the next twelve months.
COVID-19
The COVID-19 pandemic has had, and continues to have, an impact on financial markets, economic conditions, and portions of the Company’s business and industry. The Company has actively addressed the pandemic’s ongoing impact on its employees, operations, customers, consumers, and communities, by, among other things, implementing contingency plans, making operational adjustments where necessary, and providing assistance to organizations that support front-line workers. Many of the Company’s employees continue to work from home. In those instances where the Company’s employees cannot perform their work at home, the Company has implemented additional health and safety measures and social distancing protocols, consistent with government recommendations and/or requirements, to help to ensure their safety. In addition, the Company implemented an interim premium pay allowance for certain associates in its field sales force and its manufacturing or distribution centers during fiscal 2020 and 2021. Costs incurred during the three months ended January 1, 2022 related to COVID-19 were immaterial. During the three months ended January 2, 2021, the Company incurred costs of $9.3 associated with the COVID-19 pandemic primarily related to premium pay. The Company incurred costs of $8.3 in its U.S. Consumer segment and $0.4 in its Hawthorne segment in the “Cost of sales—impairment, restructuring and other” line in the Condensed Consolidated Statements of Operations during the three months ended January 2, 2021. The Company incurred costs of $0.6 in its U.S. Consumer segment in the “Impairment, restructuring and other” line in the Condensed Consolidated Statements of Operations during the three months ended January 2, 2021.

Contents	THE SCOTTS MIRACLE-GRO COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — (Continued)
(Dollars in millions, except per share data)
NOTE 5. INVENTORIES
Inventories consisted of the following for each of the periods presented:

	January 1, 2022	January 2, 2021	September 30, 2021
Finished goods	$1,208.5	$768.4	$793.7
Raw materials	338.8	215.9	242.8
Work-in-process	109.9	84.0	90.1
Total inventories	$1,657.2	$1,068.3	$1,126.6
Adjustments to reflect inventories at net realizable values were $19.4 at January 1, 2022, $23.9 at January 2, 2021 and $22.5 at September 30, 2021.
NOTE 6. MARKETING AGREEMENT
The Scotts Company LLC (“Scotts LLC”) is the exclusive agent of Monsanto Company, a subsidiary of Bayer AG (“Monsanto”), for the marketing and distribution of certain of Monsanto’s consumer Roundup® branded products in the United States and certain other specified countries. Effective August 1, 2019, the Company entered into the Third Amended and Restated Exclusive Agency and Marketing Agreement (the “Third Restated Agreement”) which amended, among other things, the provisions of the Second Amended and Restated Agency and Marketing Agreement (the “Restated Marketing Agreement”) relating to commissions, contributions, noncompetition, and termination. The annual commission payable under the Third Restated Agreement is equal to 50% of the actual earnings before interest and income taxes of Monsanto’s consumer Roundup® business for each program year in the markets covered by the Third Restated Agreement (“Program EBIT”). The Third Restated Agreement also requires the Company to make annual payments of $18.0 to Monsanto as a contribution against the overall expenses of its consumer Roundup® business, subject to reduction pursuant to the Third Restated Agreement for any program year in which the Program EBIT does not equal or exceed $36.0.
Unless Monsanto terminates the Third Restated Agreement due to an event of default by the Company, termination rights under the Third Restated Agreement include the following:
•The Company may terminate the Third Restated Agreement upon the insolvency or bankruptcy of Monsanto;
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
The termination fee structure requires Monsanto to pay a termination fee to the Company in an amount equal to (i) $375.0 upon a Brand Decommissioning Termination, and (ii) the greater of $175.0 or four times an amount equal to the average of the Program EBIT for the three program years before the year of termination, minus $186.4, if Monsanto or its successor terminates the Third Restated Agreement as a result of a Roundup Sale or Change of Control of Monsanto (each, as defined in the Third Restated Agreement).
The elements of the net commission and reimbursements earned under the Third Restated Agreement and included in the “Net sales” line in the Condensed Consolidated Statements of Operations are as follows:

	Three Months Ended
	January 1, 2022	January 2, 2021
Gross commission	$5.7	$7.7
Contribution expenses	(4.5)	(4.5)
Net commission	1.2	3.2
Reimbursements associated with Roundup® marketing agreement	19.6	14.0
Total net sales associated with Roundup® marketing agreement	$20.8	$17.2

Contents	THE SCOTTS MIRACLE-GRO COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — (Continued)
(Dollars in millions, except per share data)
NOTE 7. DEBT
The components of debt are as follows:

	January 1, 2022	January 2, 2021	September 30, 2021
Credit Facilities:
Revolving loans	$856.5	$599.6	$—
Term loans	660.0	700.0	670.0
Senior Notes due 2031 – 4.000%	500.0	—	500.0
Senior Notes due 2032 – 4.375%	400.0	—	400.0
Senior Notes due 2029 – 4.500%	450.0	450.0	450.0
Senior Notes due 2026 – 5.250%	250.0	250.0	250.0
Receivables facility	94.0	136.0	—
Finance lease obligations	31.9	34.8	33.4
Other	20.6	6.8	11.9
Total debt	3,263.0	2,177.2	2,315.3
Less current portions	160.7	188.0	57.8
Less unamortized debt issuance costs	20.1	9.4	20.8
Long-term debt	$3,082.2	$1,979.8	$2,236.7
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
At January 1, 2022, the Company had letters of credit outstanding in the aggregate principal amount of $19.9 and had $623.5 of borrowing availability under the Fifth A&R Credit Agreement. The weighted average interest rates on average borrowings under the Fifth A&R Credit Agreement were 1.8% and 2.1% for the three months ended January 1, 2022 and January 2, 2021, respectively.
The Fifth A&R Credit Agreement contains, among other obligations, an affirmative covenant regarding the Company’s leverage ratio on the last day of each quarter calculated as average total indebtedness, divided by the Company’s earnings before interest, taxes, depreciation and amortization (“EBITDA”), as adjusted pursuant to the terms of the Fifth A&R Credit Agreement (“Adjusted EBITDA”). The maximum leverage ratio is 4.50. The Company’s leverage ratio was 3.32 at January 1, 2022. The Fifth A&R Credit Agreement also contains an affirmative covenant regarding the Company’s interest coverage ratio determined as of the end of each of its fiscal quarters. The interest coverage ratio is calculated as Adjusted EBITDA divided by interest expense, as described in the Fifth A&R Credit Agreement, and excludes costs related to refinancings. The minimum interest coverage ratio was 3.00 for the twelve months ended January 1, 2022. The Company’s interest coverage ratio was 8.73 for the twelve months ended January 1, 2022.
The Fifth A&R Credit Agreement allows the Company to make unlimited restricted payments (as defined in the Fifth A&R Credit Agreement), including dividend payments on, and repurchases of, Common Shares, as long as the leverage ratio resulting from the making of such restricted payments is 4.00 or less. Otherwise, the Company may make further restricted payments in an aggregate amount for each fiscal year not to exceed $225.0.
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
On March 17, 2021, Scotts Miracle-Gro issued $500.0 aggregate principal amount of 4.000% Senior Notes due 2031 (the “4.000% Senior Notes”). The 4.000% Senior Notes represent general unsecured senior obligations and rank equal in right of payment with the Company’s existing and future unsecured senior debt. The 4.000% Senior Notes have interest payment dates of April 1 and October 1 of each year. All of Scotts Miracle-Gro’s domestic subsidiaries that serve as guarantors of the 5.250% Senior Notes also serve as guarantors of the 4.000% Senior Notes.
On August 13, 2021, Scotts Miracle-Gro issued $400.0 aggregate principal amount of 4.375% Senior Notes due 2032 (the “4.375% Senior Notes”). The 4.375% Senior Notes represent general unsecured senior obligations and rank equal in right of payment with the Company’s existing and future unsecured senior debt. The 4.375% Senior Notes have interest payment dates of February 1 and August 1 of each year. All of Scotts Miracle-Gro’s domestic subsidiaries that serve as guarantors of the 5.250% Senior Notes also serve as guarantors of the 4.375% Senior Notes.
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
The Company accounts for the sale of receivables under the Receivables Facility as short-term debt and continues to carry the receivables on its Condensed Consolidated Balance Sheets, primarily as a result of the Company’s requirement to repurchase receivables sold. As of January 1, 2022 and January 2, 2021, there were $94.0 and $136.0, respectively, in borrowings on receivables pledged as collateral under the Receivables Facility, and the carrying value of the receivables pledged as collateral was $104.4 and $151.1, respectively.
Interest Rate Swap Agreements
The Company has outstanding interest rate swap agreements with major financial institutions that effectively convert a portion of the Company’s variable-rate debt to a fixed rate. Interest payments made between the effective date and expiration date are hedged by the swap agreements. Swap agreements that were hedging interest payments as of January 1, 2022, January 2, 2021 and September 30, 2021 had a maximum total U.S. dollar equivalent notional amount of $600.0. The notional amount, effective date, expiration date and rate of each of the swap agreements outstanding at January 1, 2022 are shown in the table below:

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
Weighted Average Interest Rate
The weighted average interest rates on the Company’s debt were 3.6% and 3.8% for the three months ended January 1, 2022 and January 2, 2021, respectively.

Contents	THE SCOTTS MIRACLE-GRO COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — (Continued)
(Dollars in millions, except per share data)
NOTE 8. EQUITY
The following tables provide a summary of the changes in total equity, equity attributable to controlling interest, and equity attributable to noncontrolling interests for each of the periods indicated:

	Common Shares and Capital in Excess of Stated Value	Retained Earnings	Treasury Shares	Accumulated Other Comprehensive Loss	Total Equity - Controlling Interest	Noncontrolling Interest	Total Equity
Balance at September 30, 2021	$477.0	$1,605.1	$(1,002.4)	$(66.4)	$1,013.3	$—	$1,013.3
Net income (loss)	—	(50.0)	—	—	(50.0)	—	(50.0)
Other comprehensive income (loss)	—	—	—	5.7	5.7	—	5.7
Share-based compensation	7.3	—	—	—	7.3	—	7.3
Dividends declared ($0.66 per share)	—	(37.3)	—	—	(37.3)	—	(37.3)
Treasury share purchases	—	—	(129.5)	—	(129.5)	—	(129.5)
Treasury share issuances	2.6	—	19.5	—	22.1	—	22.1
Balance at January 1, 2022	$486.9	$1,517.8	$(1,112.4)	$(60.7)	$831.6	$—	$831.6
The sum of the components may not equal due to rounding.

	Common Shares and Capital in Excess of Stated Value	Retained Earnings	Treasury Shares	Accumulated Other Comprehensive Loss	Total Equity - Controlling Interest	Noncontrolling Interest	Total Equity
Balance at September 30, 2020	$482.5	$1,235.6	$(921.8)	$(99.1)	$697.2	$5.7	$702.9
Net income (loss)	—	24.4	—	—	24.4	0.8	25.2
Other comprehensive income (loss)	—	—	—	15.6	15.6	—	15.6
Share-based compensation	8.2	—	—	—	8.2	—	8.2
Dividends declared ($0.62 per share)	—	(35.7)	—	—	(35.7)	—	(35.7)
Treasury share purchases	—	—	(38.4)	—	(38.4)	—	(38.4)
Treasury share issuances	(0.1)	—	1.3	—	1.2	—	1.2
Balance at January 2, 2021	$490.5	$1,224.4	$(958.8)	$(83.5)	$672.6	$6.4	$679.0
The sum of the components may not equal due to rounding.

Contents	THE SCOTTS MIRACLE-GRO COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — (Continued)
(Dollars in millions, except per share data)
Accumulated Other Comprehensive Loss
Changes in accumulated other comprehensive loss (“AOCL”) by component were as follows for each of the periods indicated:

	Three Months Ended
	Foreign Currency Translation Adjustments	Net Unrealized Gains (Losses) On Derivative Instruments	Net Unrealized Gains (Losses) On Securities	Pension and Other Post-Retirement Benefit Adjustments	Accumulated Other Comprehensive Income (Loss)
Balance at September 30, 2021	$(1.7)	$10.2	$(2.3)	$(72.5)	$(66.4)
Other comprehensive income (loss) before reclassifications	(4.3)	13.0	0.1	—	8.8
Amounts reclassified from accumulated other comprehensive net income (loss)	—	(0.3)	—	0.7	0.4
Income tax benefit (expense)	—	(3.3)	—	(0.2)	(3.5)
Net current period other comprehensive income (loss)	(4.3)	9.4	0.1	0.5	5.7
Balance at January 1, 2022	$(6.0)	$19.5	$(2.2)	$(72.1)	$(60.7)

Balance at September 30, 2020	$(6.2)	$(15.1)	$—	$(77.8)	$(99.1)
Other comprehensive income (loss) before reclassifications	12.4	3.4	—	—	15.8
Amounts reclassified from accumulated other comprehensive net income (loss)	—	2.6	—	(1.6)	1.0
Income tax benefit (expense)	—	(1.6)	—	0.4	(1.2)
Net current period other comprehensive income (loss)	12.4	4.4	—	(1.2)	15.6
Balance at January 2, 2021	$6.2	$(10.7)	$—	$(79.0)	$(83.5)
The sum of the components may not equal due to rounding.
Dividends
On July 27, 2020, the Scotts Miracle-Gro Board of Directors approved an increase in the Company’s quarterly cash dividend from $0.58 to $0.62 per Common Share, which was first paid in the fourth quarter of fiscal 2020. On July 30, 2021, the Scotts Miracle-Gro Board of Directors approved an increase in the Company’s quarterly cash dividend from $0.62 to $0.66 per Common Share, which was first paid in the fourth quarter of fiscal 2021.
Share Repurchases
On February 6, 2020, Scotts Miracle-Gro announced that its Board of Directors authorized the repurchase of up to $750.0 of Common Shares from April 30, 2020 through March 25, 2023. The authorization provides the Company with flexibility to purchase Common Shares from time to time in open market purchases or through privately negotiated transactions. All or part of the repurchases may be made under Rule 10b5-1 plans, which the Company may enter into from time to time and which enable the repurchases to occur on a more regular basis, or pursuant to accelerated share repurchases. The share repurchase authorization may be suspended or discontinued by the Board of Directors at any time, and there can be no guarantee as to the timing or amount of any repurchases. During the three months ended January 1, 2022 and January 2, 2021, Scotts Miracle-Gro repurchased approximately 0.8 million and 0.2 million Common Shares under this share repurchase authorization for $125.0 and $38.0, respectively. The “Treasury share purchases” lines in the tables above include cash paid to tax authorities to satisfy statutory income tax withholding obligations related to share-based compensation of $4.5 and $0.3 for the three months ended January 1, 2022 and January 2, 2021, respectively.

Contents	THE SCOTTS MIRACLE-GRO COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — (Continued)
(Dollars in millions, except per share data)
Share-Based Awards
The following is a summary of the share-based awards granted during each of the periods indicated:

	Three Months Ended
	January 1, 2022	January 2, 2021
Employees
Restricted stock units	4,818	1,687
Non-Employee Directors
Restricted and deferred stock units	434	595
Total share-based awards	5,252	2,282

Aggregate fair value at grant dates	$0.8	$0.3
Total share-based compensation was as follows for each of the periods indicated:

	Three Months Ended
	January 1, 2022	January 2, 2021
Share-based compensation	$7.3	$8.2
Related tax benefit recognized	1.8	2.0
Performance-based awards
On January 30, 2017, the Company issued 0.5 million upfront performance-based award units, covering a five-year performance period, with an estimated fair value of $43.3 on the date of grant to certain senior executives as part of its Project Focus initiative. These awards provided for a five-year vesting period based on achievement of specific performance goals aligned with the strategic objectives of the Company’s Project Focus initiatives. Based on the extent to which the targets were achieved, vested shares may range from 50 to 250 percent of the target award amount. The Company’s actual performance far exceeded the pre-defined performance goals of this award. As a result, the participants earned the maximum payout equal to 250% of the target shares granted (for a total payout of 1.1 million shares). As of December 1, 2021, the award payout was both fully earned and fully vested and the vested shares were delivered to the recipients on January 30, 2022. As such, these units are included in the computation of weighted-average common shares used for the Company’s basic income per Common Share calculation for the three months ended January 1, 2022.

Contents	THE SCOTTS MIRACLE-GRO COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — (Continued)
(Dollars in millions, except per share data)
NOTE 9. EARNINGS PER COMMON SHARE
The following table presents information necessary to calculate basic and diluted income per Common Share.

	Three Months Ended
	January 1, 2022	January 2, 2021
Income (loss) from continuing operations	$(50.0)	$25.2
Net income attributable to noncontrolling interest	—	(0.8)
Income (loss) attributable to controlling interest from continuing operations	(50.0)	24.4
Income (loss) from discontinued operations, net of tax	—	—
Net income (loss) attributable to controlling interest	$(50.0)	$24.4
Basic income (loss) per common share:
Weighted-average common shares outstanding during the period	55.4	55.7
Income (loss) from continuing operations	$(0.90)	$0.44
Income (loss) from discontinued operations	—	—
Basic net income (loss) per common share	$(0.90)	$0.44
Diluted income (loss) per common share:
Weighted-average common shares outstanding during the period	55.4	55.7
Dilutive potential common shares	—	1.4
Weighted-average common shares outstanding during the period plus dilutive potential common shares	55.4	57.1
Income (loss) from continuing operations	$(0.90)	$0.43
Income (loss) from discontinued operations	—	—
Diluted net income (loss) per common share	$(0.90)	$0.43
Diluted average common shares used in the diluted loss per common share calculation for the three months ended January 1, 2022 were 55.4 million, which excluded 1.3 million dilutive potential Common Shares because the effect of their inclusion would be anti-dilutive as the Company incurred a net loss for the three months ended January 1, 2022. Diluted average common shares used in the diluted income per common share calculation for the three months ended January 2, 2021 were 57.1 million, which included 1.4 million dilutive potential Common Shares.
Stock options with exercise prices greater than the average market price of the underlying Common Shares are excluded from the computation of diluted income per Common Share because they are out-of-the-money and the effect of their inclusion would be anti-dilutive. For the three months ended January 1, 2022, the average number of out-of-the-money options was 0.2 million. There were no out-of-the-money options for the three months ended January 2, 2021.
NOTE 10. INCOME TAXES
The effective tax rates related to continuing operations for the three months ended January 1, 2022 and January 2, 2021 were 22.7% and 23.9%, respectively. The effective tax rate used for interim reporting purposes is based on management’s best estimate of factors impacting the effective tax rate for the full fiscal year and includes the impact of discrete items recognized in the quarter. There can be no assurance that the effective tax rate estimated for interim financial reporting purposes will approximate the effective tax rate determined at fiscal year end.
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
NOTE 11. CONTINGENCIES
Management regularly evaluates the Company’s contingencies, including various judicial and administrative proceedings and claims arising in the ordinary course of business, including product and general liabilities, workers’ compensation, property losses and other liabilities for which the Company is self-insured or retains a high exposure limit. Self-insurance accruals are established based on actuarial loss estimates for specific individual claims plus actuarially estimated amounts for incurred but not reported claims and adverse development factors applied to existing claims. Legal costs incurred in connection with the resolution of claims, lawsuits and other contingencies generally are expensed as incurred. In the opinion of management, the assessment of contingencies is reasonable and related accruals, in the aggregate, are adequate; however, there can be no assurance that final resolution of these matters will not have a material effect on the Company’s financial condition, results of operations or cash flows.
Regulatory Matters
At January 1, 2022, $3.0 was accrued in the “Other liabilities” line in the Condensed Consolidated Balance Sheets for environmental actions, the majority of which are for site remediation. The Company believes that the amounts accrued are adequate to cover such known environmental exposures based on current facts and estimates of likely outcomes. Although it is reasonably possible that the costs to resolve such known environmental exposures will exceed the amounts accrued, any variation from accrued amounts is not expected to be material.
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
Exchange Rate Risk Management
The Company uses currency forward contracts to manage the exchange rate risk associated with intercompany loans and certain other balances denominated in foreign currencies. Currency forward contracts are valued using observable forward rates in commonly quoted intervals for the full term of the contracts. The notional amount of outstanding currency forward contracts was $164.2, $161.5 and $180.3 at January 1, 2022, January 2, 2021 and September 30, 2021, respectively. Contracts outstanding at January 1, 2022 will mature over the next fiscal quarter.

Contents	THE SCOTTS MIRACLE-GRO COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — (Continued)
(Dollars in millions, except per share data)
Interest Rate Risk Management
The Company enters into interest rate swap agreements as a means to hedge its variable interest rate risk on debt instruments. Net amounts to be received or paid under the swap agreements are reflected as adjustments to interest expense. The Company has outstanding interest rate swap agreements with major financial institutions that effectively convert a portion of the Company’s variable-rate debt to a fixed rate. Interest rate swap agreements are valued based on the present value of the estimated future net cash flows using implied rates in the applicable yield curve as of the valuation date. The swap agreements had a maximum total U.S. dollar equivalent notional amount of $600.0 at January 1, 2022, January 2, 2021 and September 30, 2021. Refer to “NOTE 7. DEBT” for the terms of the swap agreements outstanding at January 1, 2022. Included in the AOCL balance at January 1, 2022 was a loss of $3.0 related to interest rate swap agreements that is expected to be reclassified to earnings during the next twelve months, consistent with the timing of the underlying hedged transactions.
Commodity Price Risk Management
The Company enters into hedging arrangements designed to fix the price of a portion of its projected future urea, diesel and resin requirements. Commodity contracts are valued using observable commodity exchange prices in active markets. Included in the AOCL balance at January 1, 2022 was a gain of $13.3 related to commodity hedges that is expected to be reclassified to earnings during the next twelve months, consistent with the timing of the underlying hedged transactions.
The Company had the following outstanding commodity contracts that were entered into to hedge forecasted purchases:

Commodity	January 1, 2022	January 2, 2021	September 30, 2021
Urea	58,500 tons	40,500 tons	94,500 tons
Resin	— pounds	4,000,000 pounds	— pounds
Diesel	4,662,000 gallons	4,704,000 gallons	5,880,000 gallons
Heating Oil	2,184,000 gallons	2,100,000 gallons	2,268,000 gallons
Fair Values of Derivative Instruments
The fair values of the Company’s derivative instruments, which represent Level 2 fair value measurements, were as follows:

		Assets / (Liabilities)
Derivatives Designated as Hedging Instruments	Balance Sheet Location	January 1, 2022	January 2, 2021	September 30, 2021
Interest rate swap agreements	Other assets	$5.2	$—	$3.3
	Other current liabilities	(4.3)	(9.4)	(5.7)
	Other liabilities	(0.6)	(7.9)	(2.5)
Commodity hedging instruments	Prepaid and other current assets	9.6	2.1	13.9
Total derivatives designated as hedging instruments		$9.9	$(15.2)	$9.0

Derivatives Not Designated as Hedging Instruments	Balance Sheet Location
Currency forward contracts	Prepaid and other current assets	$1.1	$—	$3.4
	Other current liabilities	(0.2)	(6.6)	(0.2)
Commodity hedging instruments	Prepaid and other current assets	1.2	0.4	1.3
Total derivatives not designated as hedging instruments		2.1	(6.2)	4.5
Total derivatives		$12.0	$(21.4)	$13.5

Contents	THE SCOTTS MIRACLE-GRO COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — (Continued)
(Dollars in millions, except per share data)
The effect of derivative instruments on AOCL, net of tax, and the Condensed Consolidated Statements of Operations for each of the periods presented was as follows:

Derivatives in Cash Flow Hedging Relationships	Amount of Gain / (Loss) Recognized in AOCL
	Three Months Ended
	January 1, 2022	January 2, 2021
Interest rate swap agreements	$2.8	$0.3
Commodity hedging instruments	6.8	2.2
Total	$9.6	$2.5

Derivatives in Cash Flow Hedging Relationships	Reclassified from AOCL into Statement of Operations	Amount of Gain / (Loss)
		Three Months Ended
		January 1, 2022	January 2, 2021
Interest rate swap agreements	Interest expense	$(0.8)	$(1.8)
Commodity hedging instruments	Cost of sales	1.0	(0.1)
Total		$0.2	$(1.9)

Derivatives Not Designated as Hedging Instruments	Recognized in Statement of Operations	Amount of Gain / (Loss)
		Three Months Ended
		January 1, 2022	January 2, 2021
Currency forward contracts	Other income / expense, net	$1.0	$(8.0)
Commodity hedging instruments	Cost of sales	0.6	0.7
Total		$1.6	$(7.3)

Contents	THE SCOTTS MIRACLE-GRO COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — (Continued)
(Dollars in millions, except per share data)
NOTE 13. FAIR VALUE MEASUREMENTS
The following table summarizes the fair value of the Company’s assets and liabilities for which disclosure of fair value is required:

		January 1, 2022		January 2, 2021		September 30, 2021
	Fair Value Hierarchy Level	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Assets
Cash equivalents	Level 1	$1.6	$1.6	$3.3	$3.3	$222.5	$222.5
Other
Investment securities in non-qualified retirement plan assets	Level 1	50.1	50.1	38.7	38.7	45.0	45.0
Convertible debt investments	Level 3	191.3	191.3	—	—	190.3	190.3

Liabilities
Debt instruments
Credit facilities – revolving loans	Level 2	856.5	856.5	599.6	599.6	—	—
Credit facilities – term loans	Level 2	660.0	660.0	700.0	700.0	670.0	670.0
Senior Notes due 2031 – 4.000%	Level 2	500.0	495.0	—	—	500.0	498.8
Senior Notes due 2032 – 4.375%	Level 2	400.0	399.0	—	—	400.0	402.0
Senior Notes due 2029 – 4.500%	Level 2	450.0	468.6	450.0	484.9	450.0	466.9
Senior Notes due 2026 – 5.250%	Level 2	250.0	256.6	250.0	263.4	250.0	258.1
Receivables facility	Level 2	94.0	94.0	136.0	136.0	—	—
Other debt	Level 2	20.6	20.6	6.8	6.8	11.9	11.9
The cost basis of convertible debt investments was $193.1 at January 1, 2022 and September 30, 2021. There were no purchases of convertible debt investments during the three months ended January 1, 2022. During the three months ended January 1, 2022, the Company recorded an unrealized gain of $0.2 in AOCL and recorded investment income of $0.8 associated with its Level 3 convertible debt investments. The amortized cost basis of convertible debt investments was $194.2 and $193.4 at January 1, 2022 and September 30, 2021, respectively.
NOTE 14. LEASES
The Company leases certain property and equipment from third parties under various non-cancelable lease agreements, including industrial, commercial and office properties and equipment that support the management, manufacturing, distribution and research and development of products marketed and sold by the Company. The lease agreements generally require that the Company pay taxes, insurance and maintenance expenses related to the leased assets. At January 1, 2022, there were no material operating leases that the Company had entered into that were yet to commence. From time to time, the Company will sublease portions of its facilities, resulting in sublease income. Sublease income and the related cash flows were not material to the condensed consolidated financial statements for the three months ended January 1, 2022 and January 2, 2021.
The Company leases certain vehicles (primarily cars and light trucks) under agreements that are cancellable after the first year, but typically continue on a month-to-month basis until canceled by the Company. The vehicle leases and certain other non-cancelable operating leases contain residual value guarantees that create a contingent obligation on the part of the Company to compensate the lessor if the leased asset cannot be sold for an amount in excess of a specified minimum value at the conclusion of the lease term. If all such vehicle leases had been canceled as of January 1, 2022, the Company’s residual value guarantee would have approximated $5.0.

Contents	THE SCOTTS MIRACLE-GRO COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — (Continued)
(Dollars in millions, except per share data)
Supplemental balance sheet information related to the Company’s leases was as follows:

	Balance Sheet Location	January 1, 2022	January 2, 2021	September 30, 2021
Operating leases:
Right-of-use assets	Other assets	$294.4	$169.6	$293.0

Current lease liabilities	Other current liabilities	70.2	52.9	66.4
Non-current lease liabilities	Other liabilities	232.8	122.9	234.4
Total operating lease liabilities		$303.0	$175.8	$300.8

Finance leases:
Right-of-use assets	Property, plant and equipment, net	$29.8	$33.3	$31.3

Current lease liabilities	Current portion of debt	5.9	5.2	5.9
Non-current lease liabilities	Long-term debt	26.0	29.6	27.5
Total finance lease liabilities		$31.9	$34.8	$33.4
Components of lease cost were as follows:

	Three Months Ended
	January 1, 2022	January 2, 2021
Operating lease cost (a)	$20.9	$15.4
Variable lease cost	9.7	3.1

Finance lease cost
Amortization of right-of-use assets	1.6	1.5
Interest on lease liabilities	0.3	0.4
Total finance lease cost	$1.9	$1.9
(a)Operating lease cost includes amortization of ROU assets of $17.6 and $13.3 for the three months ended January 1, 2022 and January 2, 2021, respectively. Short-term lease expense is excluded from operating lease cost and is not material.
Supplemental cash flow information and non-cash activity related to the Company’s leases were as follows:

	Three Months Ended
	January 1, 2022	January 2, 2021
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases, net	$20.2	$13.9
Operating cash flows from finance leases	0.3	0.4
Financing cash flows from finance leases	1.4	1.3

Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$20.6	$25.6

Contents	THE SCOTTS MIRACLE-GRO COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — (Continued)
(Dollars in millions, except per share data)
Weighted-average remaining lease term and discount rate for the Company’s leases were as follows:

January 1, 2022
Weighted-average remaining lease term (in years):
Operating leases	5.4
Finance leases	7.7

Weighted-average discount rate:
Operating leases	3.2%
Finance leases	4.2%
Maturities of lease liabilities by fiscal year for the Company’s leases as of January 1, 2022 were as follows:

Year	Operating Leases	Finance Leases
2022 (remainder of the year)	$59.7	$5.3
2023	71.9	7.1
2024	62.8	7.1
2025	48.6	2.9
2026	32.6	1.9
Thereafter	54.8	13.6
Total lease payments	330.4	37.9
Less: Imputed interest	(27.4)	(6.0)
Total lease liabilities	$303.0	$31.9
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
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — (Continued)
(Dollars in millions, except per share data)
The following tables present financial information for the Company’s reportable segments for the periods indicated:

	Three Months Ended
	January 1, 2022	January 2, 2021
Net Sales:
U.S. Consumer	$342.4	$408.2
Hawthorne	190.6	309.4
Other	33.0	31.0
Consolidated	$566.0	$748.6

Segment Profit (Loss):
U.S. Consumer	$10.7	$45.3
Hawthorne	(5.3)	40.4
Other	1.3	—
Total Segment Profit (Loss)	6.7	85.7
Corporate	(31.4)	(34.6)
Intangible asset amortization	(8.9)	(7.4)
Impairment, restructuring and other	(1.8)	(9.7)
Equity in loss of unconsolidated affiliates	(7.3)	—
Interest expense	(23.8)	(16.1)
Other non-operating income, net	1.8	15.2
Income (loss) from continuing operations before income taxes	$(64.7)	$33.1

The following table presents net sales by product category for the periods indicated:

	Three Months Ended
	January 1, 2022	January 2, 2021
U.S. Consumer:
Lawn care	$123.8	$166.0
Growing media and mulch	80.0	90.0
Controls	54.8	62.5
Roundup® marketing agreement	20.8	17.3
Other	63.0	72.4
Hawthorne:
Lighting	48.8	115.3
Growing environments	46.0	55.8
Nutrients	35.9	61.1
Growing media	29.9	35.6
Other, primarily hardware	30.0	41.6
Other:
Growing media	15.0	16.8
Lawn care	2.6	4.8
Other, primarily gardening and controls	15.4	9.4
Total net sales	$566.0	$748.6

Contents	THE SCOTTS MIRACLE-GRO COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — (Continued)
(Dollars in millions, except per share data)
The following table presents net sales by geographic area for the periods indicated:

	Three Months Ended
	January 1, 2022	January 2, 2021
Net sales:
United States	$506.7	$680.5
International	59.3	68.1
	$566.0	$748.6

Contents	THE SCOTTS MIRACLE-GRO COMPANY
(Dollars in millions, except per share data)
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The purpose of this Management’s Discussion and Analysis (“MD&A”) is to provide an understanding of our financial condition and results of operations by focusing on changes in certain key measures from year-to-year. This MD&A is divided into the following sections:
•Executive summary
•Results of operations
•Segment results
•Liquidity and capital resources
•Regulatory matters
•Critical accounting policies and estimates
This MD&A should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in Scotts Miracle-Gro’s Annual Report on Form 10-K for the fiscal year ended September 30, 2021 (the “2021 Annual Report”) and our condensed consolidated financial statements included in this Quarterly Report on Form 10-Q.
EXECUTIVE SUMMARY
Through our U.S. Consumer and Other segments, we are the leading manufacturer and marketer of branded consumer lawn and garden products in North America. Our products are marketed under some of the most recognized brand names in the industry. Our key consumer lawn and garden brands include Scotts® and Turf Builder® lawn and grass seed products; Miracle-Gro® soil, plant food and insecticide, LiquaFeed® plant food and Osmocote® gardening and landscape products; and Ortho®, Home Defense® and Tomcat® branded insect control, weed control and rodent control products. We are the exclusive agent of Monsanto for the marketing and distribution of certain of Monsanto’s consumer Roundup® branded products within the United States and certain other specified countries. We also have a presence in similar branded consumer products in China. In addition, we own a 50% equity interest in Bonnie Plants, LLC, a joint venture with AFC, focused on planting, growing, developing, distributing, marketing and selling live plants.
Through our Hawthorne segment, we are the leading manufacturer, marketer and distributor of lighting, nutrients, growing media, growing environments and hardware products for indoor and hydroponic gardening in North America. Our key brands include General Hydroponics®, Gavita®, Botanicare®, Agrolux®, Can-Filters®, Sun System®, Gro Pro®, Mother Earth®, Hurricane®, Grower’s Edge® and Hydro-Logic®.
On December 30, 2021, our Hawthorne segment completed the acquisition of substantially all of the assets of Luxx Lighting, Inc., a leading provider of lighting products for indoor growing that significantly strengthens our industry-leading lighting portfolio, for a purchase price of $213.5.
During fiscal 2021, we announced the creation of a newly formed subsidiary, THC, which will focus on strategic minority non-equity investments in areas of the cannabis industry not currently pursued by our Hawthorne segment. This initiative is designed to allow us, in the future, to participate directly in a larger marketplace as the legal environment changes over time. On August 24, 2021, we made our initial investment under this initiative in the form of a $150.0 six-year convertible note issued to us by Toronto-based RIV Capital (CSE: RIV) (OTC: CNPOF), a cannabis investment and acquisition firm listed on the Canadian Securities Exchange. During the fourth quarter of fiscal 2021, we made additional minority non-equity investments of $43.1 in other entities focused on branded cannabis and high quality genetics. These investments include conversion features that would provide us with minority ownership interests in these entities if we exercise the conversion features. Refer to “NOTE 2. ACQUISITIONS AND INVESTMENTS” for more information regarding these investments.
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

Contents	THE SCOTTS MIRACLE-GRO COMPANY
(Dollars in millions, except per share data)
Due to the seasonal nature of the consumer lawn and garden business, for our U.S. Consumer and Other segments, significant portions of our products ship to our retail customers during our second and third fiscal quarters, as noted in the table below. Our annual net sales are further concentrated in the second and third fiscal quarters by retailers who rely on our ability to deliver products closer to when consumers buy our products, thereby reducing retailers’ pre-season inventories. For our Hawthorne segment, sales are also impacted by seasonal patterns for certain product categories due to the timing of outdoor growing in North America during our second and third fiscal quarters, and the timing of certain controlled agricultural lighting project sales during our third and fourth fiscal quarters.

	Percent of Net Sales from Continuing Operations by Quarter
	2021	2020	2019
First Quarter	15.2%	8.9%	9.4%
Second Quarter	37.1%	33.5%	37.7%
Third Quarter	32.7%	36.1%	37.1%
Fourth Quarter	15.0%	21.5%	15.8%
On February 6, 2020, Scotts Miracle-Gro announced that its Board of Directors authorized the repurchase of up to $750.0 of Common Shares from April 30, 2020 through March 25, 2023. During the three months ended January 1, 2022 and January 2, 2021, Scotts Miracle-Gro repurchased approximately 0.8 million and 0.2 million Common Shares under this share repurchase authorization for $125.0 and $38.0, respectively.
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
COVID-19 Response and Impacts
The COVID-19 pandemic has had, and continues to have, an impact on financial markets, economic conditions, and portions of our business and industry. We have actively addressed the pandemic’s ongoing impact on our employees, operations, customers, consumers, and communities, by, among other things, implementing contingency plans, making operational adjustments where necessary, and providing assistance to organizations that support front-line workers. The first priority of our pandemic response has been and remains the health, safety and well-being of our employees. Many of our employees continue to work from home. In those instances where our employees cannot perform their work at home, we have implemented additional health and safety measures and social distancing protocols, consistent with government recommendations and/or requirements, to help to ensure their safety. In addition, we implemented an interim premium pay allowance for certain associates in our field sales force and our manufacturing or distribution centers, which paid out nearly $50.0 in aggregate during fiscal 2020 and 2021.
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
Although we currently expect to be able to continue operating our business as described above and we intend to continue to work with government authorities and to follow the necessary protocols to maintain the health and safety of our employees, the COVID-19 pandemic could result in additional disruptions to our business, including our global supply chain and retailer network, and/or require us to incur additional operational costs. For additional information on the impacts of, and our response to, the COVID-19 pandemic, refer to “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 of the 2021 Annual Report.

Contents	THE SCOTTS MIRACLE-GRO COMPANY
(Dollars in millions, except per share data)
RESULTS OF OPERATIONS
The following table sets forth the components of earnings as a percentage of net sales for the three months ended January 1, 2022 and January 2, 2021:

	January 1, 2022	% Of Net Sales	January 2, 2021	% Of Net Sales
Net sales	$566.0	100.0%	$748.6	100.0%
Cost of sales	447.3	79.0	548.8	73.3
Cost of sales—impairment, restructuring and other	—	—	9.0	1.2
Gross profit	118.7	21.0	190.8	25.5
Operating expenses:
Selling, general and administrative	154.1	27.2	156.7	20.9
Impairment, restructuring and other	1.8	0.3	0.7	0.1
Other income, net	(1.8)	(0.3)	(0.6)	(0.1)
Income (loss) from operations	(35.4)	(6.3)	34.0	4.5
Equity in loss of unconsolidated affiliates	7.3	1.3	—	—
Interest expense	23.8	4.2	16.1	2.2
Other non-operating income, net	(1.8)	(0.3)	(15.2)	(2.0)
Income (loss) from continuing operations before income taxes	(64.7)	(11.4)	33.1	4.4
Income tax expense (benefit) from continuing operations	(14.7)	(2.6)	7.9	1.1
Income (loss) from continuing operations	(50.0)	(8.8)	25.2	3.4
Income (loss) from discontinued operations, net of tax	—	—	—	—
Net income (loss)	$(50.0)	(8.8)%	$25.2	3.4%
The sum of the components may not equal due to rounding.

Net Sales
Net sales for the three months ended January 1, 2022 were $566.0, a decrease of 24.4% from net sales of $748.6 for the three months ended January 2, 2021. These changes in net sales were attributable to the following:

Three Months Ended
January 1, 2022
Volume	(28.6)%
Pricing	3.9
Acquisitions	0.3
Change in net sales	(24.4)%
The decrease in net sales for the three months ended January 1, 2022 as compared to the three months ended January 2, 2021 was primarily driven by:
•decreased sales volume driven by lighting, nutrients, growing media, hardware and growing environments products in our Hawthorne segment; and fertilizer, soils and controls products in our U.S. Consumer segment;
•partially offset by increased pricing in our U.S. Consumer, Hawthorne and Other segments; and
•the addition of net sales from acquisitions.

Contents	THE SCOTTS MIRACLE-GRO COMPANY
(Dollars in millions, except per share data)
Cost of Sales
The following table shows the major components of cost of sales for the periods indicated:

	Three Months Ended
	January 1, 2022	January 2, 2021
Materials	$235.9	$312.1
Distribution and warehousing	115.1	108.1
Manufacturing labor and overhead	76.7	114.6
Costs associated with Roundup® marketing agreement	19.6	14.0
Cost of sales	447.3	548.8
Cost of sales—impairment, restructuring and other	—	9.0
	$447.3	$557.8
Factors contributing to the change in cost of sales are outlined in the following table:

Three Months Ended
January 1, 2022
Volume, product mix and other	$(112.8)
Material cost changes	5.7
Costs associated with Roundup® marketing agreement	5.6
(101.5)
Impairment, restructuring and other	(9.0)
Change in cost of sales	$(110.5)
The decrease in cost of sales for the three months ended January 1, 2022 as compared to the three months ended January 2, 2021 was primarily driven by:
•lower sales volume in our U.S. Consumer and Hawthorne segments; and
•a decrease in impairment, restructuring and other charges as a result of lower costs associated with the COVID-19 pandemic;
•partially offset by higher material costs in our U.S. Consumer segment;
•higher transportation, warehousing and labor costs included within “volume, product mix and other” in our U.S. Consumer and Hawthorne segments; and
•an increase in costs associated with the Roundup® marketing agreement.

Contents	THE SCOTTS MIRACLE-GRO COMPANY
(Dollars in millions, except per share data)
Gross Profit
As a percentage of net sales, our gross profit rate was 21.0% and 25.5% for the three months ended January 1, 2022 and January 2, 2021, respectively. Factors contributing to the change in gross profit rate are outlined in the following table:

Three Months Ended
January 1, 2022
Volume, product mix and other	(8.2)%
Material costs	(1.0)
Roundup® commissions and reimbursements	(0.5)
Acquisitions	(0.1)
Pricing	4.1
(5.7)%
Impairment, restructuring and other	1.2
Change in gross profit rate	(4.5)%
The decrease in gross profit rate for the three months ended January 1, 2022 as compared to the three months ended January 2, 2021 was primarily driven by:
•unfavorable leverage of fixed costs driven by lower sales volume in our U.S. Consumer and Hawthorne segments;
•decreased net sales associated with the Roundup® marketing agreement;
•higher transportation, warehousing and labor costs included within “volume, product mix and other” in our U.S. Consumer and Hawthorne segments; and
•higher material costs in our U.S. Consumer segment;
•partially offset by increased pricing in our U.S. Consumer, Hawthorne and Other segments; and
•a decrease in impairment, restructuring and other charges.
Selling, General and Administrative Expenses
The following table sets forth the components of selling, general and administrative expenses (“SG&A”) for the periods indicated:

	Three Months Ended
	January 1, 2022	January 2, 2021
Advertising	$18.3	$26.7
Research and development	12.5	10.3
Amortization of intangibles	7.4	7.3
Share-based compensation	7.3	8.2
Other selling, general and administrative	108.6	104.2
	$154.1	$156.7
SG&A decreased $2.6, or 1.7%, during the three months ended January 1, 2022 compared to the three months ended January 2, 2021. Advertising expense decreased $8.4, or 31.5%, during the three months ended January 1, 2022 driven by the timing of media spending in our U.S. Consumer segment. Other SG&A increased $4.4, or 4.2%, during the three months ended January 1, 2022 driven by increases in various categories supporting the continued growth of the business as well as higher people costs, partially offset by a decrease in short-term variable cash incentive compensation expense.

Contents	THE SCOTTS MIRACLE-GRO COMPANY
(Dollars in millions, except per share data)
Impairment, Restructuring and Other
Activity described herein is classified within the “Cost of sales—impairment, restructuring and other” and “Impairment, restructuring and other” lines in the Condensed Consolidated Statements of Operations. The following table details impairment, restructuring and other charges for each of the periods presented:

	Three Months Ended
	January 1, 2022	January 2, 2021
Cost of sales—impairment, restructuring and other:
COVID-19 related costs	$—	$8.7
Restructuring and other charges, net	—	0.3
Operating expenses:
COVID-19 related costs	—	0.6
Restructuring and other charges, net	1.8	0.1
Impairment, restructuring and other charges from continuing operations	$1.8	$9.7
COVID-19
In response to the COVID-19 pandemic, we implemented measures intended to protect the health and safety of our employees and maintain our ability to provide products to our customers as described in additional detail above under “COVID-19 Response and Impacts.” Costs incurred during the three months ended January 1, 2022 were immaterial. During the three months ended January 2, 2021, we incurred costs of $9.3 associated with the COVID-19 pandemic primarily related to premium pay. We incurred costs of $8.3 in our U.S. Consumer segment and $0.4 in our Hawthorne segment in the “Cost of sales—impairment, restructuring and other” line in the Condensed Consolidated Statements of Operations during the three months ended January 2, 2021. We incurred costs of $0.6 in our U.S. Consumer segment in the “Impairment, restructuring and other” line in the Condensed Consolidated Statements of Operations during the three months ended January 2, 2021.
Other Income, net
Other income is comprised of activities such as royalty income from the licensing of certain of our brand names, foreign exchange transaction gains and losses and gains and losses from the disposition of non-inventory assets. Other income was $1.8 and $0.6 for the three months ended January 1, 2022 and January 2, 2021, respectively.
Income (Loss) from Operations
Loss from operations was $35.4 for the three months ended January 1, 2022, a decrease of 204.1% compared to income from operations of $34.0 for the three months ended January 2, 2021. For the three months ended January 1, 2022, the decrease was driven by lower net sales and a decrease in gross profit rate, partially offset by lower impairment, restructuring and other charges, lower SG&A and higher other income.
Equity in Loss of Unconsolidated Affiliates
We acquired a 50% equity interest in Bonnie Plants, LLC on December 31, 2020. Our interest is accounted for using the equity method of accounting, with our proportionate share of Bonnie Plants, LLC earnings subsequent to December 31, 2020 reflected in the Condensed Consolidated Statements of Operations. During the three months ended January 1, 2022, we recorded equity in loss of unconsolidated affiliates of $7.3 associated with Bonnie Plants, LLC. We anticipated a net loss for Bonnie Plants, LLC in the first quarter of fiscal 2022 due to the seasonal nature of its business, in which sales are heavily weighted to the spring and summer selling periods during our second and third fiscal quarters.
Interest Expense
Interest expense was $23.8 for the three months ended January 1, 2022, an increase of 47.8% compared to $16.1 for the three months ended January 2, 2021. The increase was driven by an increase in average borrowings of $927.7, partially offset by a decrease in our weighted average interest rate of 16 basis points. The increase in average borrowings was primarily driven by higher inventory production, capital expenditures and acquisition activity. The decrease in our weighted average interest rate was primarily driven by lower borrowing rates on the Fifth A&R Credit Agreement, partially offset by the issuance of the 4.000% and 4.375% Senior Notes.

Contents	THE SCOTTS MIRACLE-GRO COMPANY
(Dollars in millions, except per share data)
Other Non-Operating Income, Net
Other non-operating income was $1.8 and $15.2 for the three months ended January 1, 2022 and January 2, 2021, respectively. On December 31, 2020, we acquired a 50% equity interest in Bonnie Plants, LLC in exchange for a cash payment of $100.7, forgiveness of our outstanding loan receivable with AFC and surrender of our options to increase our economic interest in the Bonnie Plants business. Our loan receivable with AFC, which was previously recognized in the “Other assets” line in the Condensed Consolidated Balance Sheets, had a carrying value of $66.4 on December 31, 2020 and we recognized a gain of $12.5 during the three months ended January 2, 2021 to write-up the value of the loan to its closing date fair value of $78.9.
Income Tax Expense (Benefit) from Continuing Operations
The effective tax rates related to continuing operations for the three months ended January 1, 2022 and January 2, 2021 were 22.7% and 23.9%, respectively. The effective tax rate used for interim purposes is based on our best estimate of factors impacting the effective tax rate for the full fiscal year. Factors affecting the estimated effective tax rate include assumptions as to income by jurisdiction (domestic and foreign), the availability and utilization of tax credits and the existence of elements of income and expense that may not be taxable or deductible. The estimated effective tax rate is subject to revision in later interim periods and at fiscal year-end as facts and circumstances change during the course of the fiscal year. There can be no assurance that the effective tax rate estimated for interim financial reporting purposes will approximate the effective tax rate determined at fiscal year-end.
Income (Loss) from Continuing Operations
Loss from continuing operations was $50.0, or $0.90 per diluted share, for the three months ended January 1, 2022 compared to income from continuing operations of $25.2, or $0.43 per diluted share, for the three months ended January 2, 2021. The decrease was driven by lower net sales, a decrease in gross profit rate, higher interest expense, higher equity in loss of unconsolidated affiliates and lower other non-operating income, partially offset by lower impairment, restructuring and other charges, lower SG&A and higher other income.
Diluted average common shares used in the diluted loss per common share calculation for the three months ended January 1, 2022 were 55.4 million, which excluded 1.3 million dilutive potential Common Shares because the effect of their inclusion would be anti-dilutive as the Company incurred a net loss for the three months ended January 1, 2022. Diluted average common shares used in the diluted income per common share calculation for the three months ended January 2, 2021 were 57.1 million, which included 1.4 million dilutive potential Common Shares.
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
The following table sets forth net sales by segment:

	Three Months Ended
	January 1, 2022	January 2, 2021
U.S. Consumer	$342.4	$408.2
Hawthorne	190.6	309.4
Other	33.0	31.0
Consolidated	$566.0	$748.6

Contents	THE SCOTTS MIRACLE-GRO COMPANY
(Dollars in millions, except per share data)
The following table sets forth Segment Profit (Loss) as well as a reconciliation to income from continuing operations before income taxes, the most directly comparable GAAP measure:

	Three Months Ended
	January 1, 2022	January 2, 2021
U.S. Consumer	$10.7	$45.3
Hawthorne	(5.3)	40.4
Other	1.3	—
Total Segment Profit (Loss) (Non-GAAP)	6.7	85.7
Corporate	(31.4)	(34.6)
Intangible asset amortization	(8.9)	(7.4)
Impairment, restructuring and other	(1.8)	(9.7)
Equity in loss of unconsolidated affiliates	(7.3)	—
Interest expense	(23.8)	(16.1)
Other non-operating income, net	1.8	15.2
Income (loss) from continuing operations before income taxes (GAAP)	$(64.7)	$33.1
U.S. Consumer
U.S. Consumer segment net sales were $342.4 in the first quarter of fiscal 2022, a decrease of 16.1% from first quarter of fiscal 2021 net sales of $408.2. The decrease was driven by the unfavorable impact of volume of 20.1%, partially offset by the favorable impact of increased pricing of 4.0%. The decrease in sales volume was driven by fertilizer, soils and controls products.
U.S. Consumer Segment Profit was $10.7 in the first quarter of fiscal 2022, a decrease of 76.4% from the first quarter of fiscal 2021 Segment Profit of $45.3. The decrease was due to lower net sales and a lower gross profit rate, partially offset by lower SG&A.
Hawthorne
Hawthorne segment net sales were $190.6 in the first quarter of fiscal 2022, a decrease of 38.4% from first quarter of fiscal 2021 net sales of $309.4. The decrease was driven by the unfavorable impacts of volume and foreign exchange rates of 42.5% and 0.2%, respectively, partially offset by the favorable impacts of increased pricing and acquisitions of 3.5% and 0.8%, respectively. The decrease in sales volume was driven by lighting, nutrients, growing media, hardware and growing environments products.
Hawthorne Segment Loss was $5.3 in the first quarter of fiscal 2022, a decrease of 113.1% from the first quarter of fiscal 2021 Segment Profit of $40.4. The decrease was driven by lower net sales, a lower gross profit rate and higher SG&A.
Other
Other segment net sales were $33.0 in the first quarter of fiscal 2022, an increase of 6.5% from the first quarter of fiscal 2021 net sales of $31.0. The increase was driven by the favorable impacts of pricing and foreign exchange rates of 6.7% and 2.8%, respectively, partially offset by the unfavorable impact of volume of 3.4%.
Other Segment Profit was $1.3 in the first quarter of fiscal 2022, an increase of 100.0% from the first quarter of fiscal 2021 Segment Profit of $0.0. The increase was driven by higher net sales and a higher gross profit rate, partially offset by higher SG&A.
Corporate
Corporate expenses were $31.4 in the first quarter of fiscal 2022, a decrease of 9.2% from first quarter of fiscal 2021 expenses of $34.6. The decrease was driven by lower short-term variable cash incentive compensation expense.

Contents	THE SCOTTS MIRACLE-GRO COMPANY
(Dollars in millions, except per share data)
LIQUIDITY AND CAPITAL RESOURCES
The following table summarizes cash activities:

	Three Months Ended
	January 1, 2022	January 2, 2021
Net cash used in operating activities	$(765.1)	$(420.7)
Net cash used in investing activities	(245.2)	(148.2)
Net cash provided by financing activities	782.6	573.5
Operating Activities
Cash used in operating activities totaled $765.1 for the three months ended January 1, 2022, an increase of $344.4 as compared to $420.7 for the three months ended January 2, 2021. This increase was driven by higher inventory production, lower net income and higher interest payments, partially offset by lower short-term variable cash incentive compensation payouts. Higher inventory production was driven by our effort to build inventory levels to meet expected future demand and higher input costs. The three months ended January 1, 2022 was also impacted by extended payment terms with several of our major vendors across the U.S. Consumer and Hawthorne segments, as well as Monsanto, for payments originally due in the final weeks of fiscal 2021 that were paid in the first quarter of fiscal 2022.
Investing Activities
Cash used in investing activities totaled $245.2 for the three months ended January 1, 2022, an increase of $97.0 as compared to $148.2 for the three months ended January 2, 2021. Cash used for investments in property, plant and equipment during the first three months of fiscal 2022 and 2021 was $46.1 and $34.6, respectively. We also completed the acquisitions of Luxx Lighting, Inc. and True Liberty Bags during the three months ended January 1, 2022 in exchange for cash payments of $202.5, as well as the issuance of 0.1 million Common Shares, a non-cash investing and financing activity, with a fair value of $21.0 based on the share price at the time of payment. In addition, we received cash of $3.4 associated with currency forward contracts during the three months ended January 1, 2022. During the three months ended January 2, 2021, we acquired a 50% equity interest in Bonnie Plants, LLC in exchange for a cash payment of $100.7, as well as non-cash investing activities that included forgiveness of our outstanding loan receivable with AFC and surrender of our options to increase our economic interest in the Bonnie Plants business. In addition, during the three months ended January 2, 2021, we acquired contract rights within our U.S. Consumer segment for a cash payment of $10.0 and we paid cash of $2.9 associated with currency forward contracts.
Financing Activities
Cash provided by financing activities totaled $782.6 for the three months ended January 1, 2022 as compared $573.5 for the three months ended January 2, 2021. This change was driven by an increase in net borrowings under our Fifth A&R Credit Facilities (as defined below) of $302.9 during the three months ended January 1, 2022, partially offset by an increase in repurchases of our Common Shares of $91.1 and an increase in dividends paid of $2.5 during the three months ended January 1, 2022.
Cash and Cash Equivalents
Our cash and cash equivalents were held in cash depository accounts with major financial institutions around the world or invested in high-quality, short-term liquid investments having original maturities of three months or less. The cash and cash equivalents balances of $16.4, $21.5 and $244.1 as of January 1, 2022, January 2, 2021 and September 30, 2021, respectively, included $8.7, $4.2 and $15.9, respectively, held by controlled foreign corporations. As of January 1, 2022, we maintain our assertion of indefinite reinvestment of the earnings of all material foreign subsidiaries.
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

Contents	THE SCOTTS MIRACLE-GRO COMPANY
(Dollars in millions, except per share data)
At January 1, 2022, we had letters of credit outstanding in the aggregate principal amount of $19.9 and had $623.5 of borrowing availability under the Fifth A&R Credit Agreement. The weighted average interest rates on average borrowings under the Fifth A&R Credit Agreement were 1.8% and 2.1% for the three months ended January 1, 2022 and January 2, 2021, respectively.
The Fifth A&R Credit Agreement contains, among other obligations, an affirmative covenant regarding our leverage ratio on the last day of each quarter calculated as average total indebtedness, divided by our earnings before interest, taxes, depreciation and amortization (“EBITDA”), as adjusted pursuant to the terms of the Fifth A&R Credit Agreement (“Adjusted EBITDA”). The maximum leverage ratio is 4.50. Our leverage ratio was 3.32 at January 1, 2022. The Fifth A&R Credit Agreement also contains an affirmative covenant regarding our interest coverage ratio determined as of the end of each of our fiscal quarters. The interest coverage ratio is calculated as Adjusted EBITDA divided by interest expense, as described in the Fifth A&R Credit Agreement, and excludes costs related to refinancings. The minimum interest coverage ratio was 3.00 for the twelve months ended January 1, 2022. Our interest coverage ratio was 8.73 for the twelve months ended January 1, 2022. As of January 1, 2022, we were in compliance with these financial covenants.
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
On March 17, 2021, we issued $500.0 aggregate principal amount of 4.000% Senior Notes. The 4.000% Senior Notes represent general unsecured senior obligations and rank equal in right of payment with our existing and future unsecured senior debt. The 4.000% Senior Notes have interest payment dates of April 1 and October 1 of each year. All of our domestic subsidiaries that serve as guarantors of the 5.250% Senior Notes also serve as guarantors of the 4.000% Senior Notes.
On August 13, 2021, we issued $400.0 aggregate principal amount of 4.375% Senior Notes. The 4.375% Senior Notes represent general unsecured senior obligations and rank equal in right of payment with our existing and future unsecured senior debt. The 4.375% Senior Notes have interest payment dates of February 1 and August 1 of each year. All of our domestic subsidiaries that serve as guarantors of the 5.250% Senior Notes also serve as guarantors of the 4.375% Senior Notes.
Receivables Facility
We also maintain a Receivables Facility, under which we may sell a portfolio of available and eligible outstanding customer accounts receivable to the purchasers and simultaneously agree to repurchase the receivables on a weekly basis. The eligible accounts receivable consist of accounts receivable generated by sales to three specified customers. The eligible amount of customer accounts receivables which may be sold under the Receivables Facility is $400.0 and the commitment amount during the seasonal commitment period beginning on February 25, 2022 and ending on June 17, 2022 is $160.0. The Receivables Facility expires on August 19, 2022.
We account for the sale of receivables under the Receivables Facility as short-term debt and continue to carry the receivables on our Condensed Consolidated Balance Sheets, primarily as a result of our requirement to repurchase receivables sold. As of January 1, 2022 and January 2, 2021, there were $94.0 and $136.0, respectively, in borrowings on receivables

Contents	THE SCOTTS MIRACLE-GRO COMPANY
(Dollars in millions, except per share data)
pledged as collateral under the Receivables Facility, and the carrying value of the receivables pledged as collateral was $104.4 and $151.1, respectively.
Interest Rate Swap Agreements
We enter into interest rate swap agreements with major financial institutions that effectively convert a portion of our variable rate debt to a fixed rate. Interest payments made between the effective date and expiration date are hedged by the swap agreements. Swap agreements that were hedging interest payments as of January 1, 2022, January 2, 2021 and September 30, 2021 had a maximum total U.S. dollar equivalent notional amount of $600.0. The notional amount, effective date, expiration date and rate of each of the swap agreements outstanding at January 1, 2022 are shown in the table below:

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
Availability and Use of Cash
We believe that our cash flows from operations and borrowings under our agreements described herein will be sufficient to meet debt service, capital expenditures and working capital needs for the foreseeable future. However, we cannot ensure that our business will generate sufficient cash flow from operations or that future borrowings will be available under our borrowing agreements in amounts sufficient to pay indebtedness or fund other liquidity needs. Additionally, the extent to which the COVID-19 pandemic will ultimately impact our business, results of operations, financial condition and cash flows depends on future developments that are uncertain and difficult to predict. Actual results of operations will depend on numerous factors, many of which are beyond our control as further discussed in the 2021 Annual Report, under “ITEM 1A. RISK FACTORS — Risks Related to Our M&A, Lending and Financing Activities — Our indebtedness could limit our flexibility and adversely affect our financial condition” and “ITEM 1A. RISK FACTORS — Risks Related to Our Business — The effects of the ongoing coronavirus (COVID-19) pandemic and any possible recurrence of other similar types of pandemics, or any other widespread public health emergencies, could have a material adverse effect on our business, results of operations, financial condition and/or cash flows.”
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

Contents	THE SCOTTS MIRACLE-GRO COMPANY
(Dollars in millions, except per share data)
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

	January 1, 2022	September 30, 2021
Current assets	$2,098.8	$1,834.8
Noncurrent assets (a)	2,652.1	2,484.5
Current liabilities	830.5	1,038.1
Noncurrent liabilities	3,427.7	2,611.8
(a)Includes amounts due from Non-Guarantor subsidiaries of $28.5 and $39.8, respectively.

	Three Months Ended	Year Ended
	January 1, 2022	September 30, 2021
Net sales	$510.8	$4,507.6
Gross profit	111.1	1,380.6
Income (loss) from continuing operations (a)	(48.5)	510.9
Net income (loss)	(48.5)	510.8
Net income (loss) attributable to controlling interest	(48.5)	509.9
(a)Includes intercompany income from Non-Guarantor subsidiaries of $0.9 and $26.3, respectively.
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

Contents	THE SCOTTS MIRACLE-GRO COMPANY
(Dollars in millions, except per share data)
aggregate, are adequate; however, there can be no assurance that future quarterly or annual operating results will not be materially affected by these proceedings, whether as a result of adverse outcomes or as a result of significant defense costs.
Contractual Obligations
Other than as disclosed in this Quarterly Report on Form 10-Q, there have been no material changes outside of the ordinary course of business in our outstanding contractual obligations since the end of fiscal 2021 and through January 1, 2022.
REGULATORY MATTERS
We are subject to local, state, federal and foreign environmental protection laws and regulations with respect to our business operations and believe we are operating in substantial compliance with, or taking actions aimed at ensuring compliance with, such laws and regulations. We are involved in several legal actions with various governmental agencies related to environmental matters. While it is difficult to quantify the potential financial impact of actions involving these environmental matters, particularly remediation costs at waste disposal sites and future capital expenditures for environmental control equipment, in the opinion of management, the ultimate liability arising from such environmental matters, taking into account established accruals, is not expected to have a material effect on our financial condition, results of operations or cash flows. However, there can be no assurance that the resolution of these matters will not materially affect our future quarterly or annual results of operations, financial condition or cash flows. Additional information on environmental matters affecting us is provided in the 2021 Annual Report, under “ITEM 1. BUSINESS — Regulatory Considerations” and “ITEM 3. LEGAL PROCEEDINGS.”
CRITICAL ACCOUNTING POLICIES AND ESTIMATES
The preparation of financial statements requires management to use judgment and make estimates that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosures of contingent assets and liabilities. We evaluate our estimates on an ongoing basis. By their nature, these judgments are subject to uncertainty. We base our estimates on historical experience and on various other sources that we believe to be reasonable under the circumstances. Certain accounting policies are particularly significant, including those related to revenue recognition, income taxes and goodwill and intangible assets. Our critical accounting policies are reviewed periodically with the Audit Committee of the Board of Directors of Scotts Miracle-Gro. Our critical accounting policies and estimates have not changed materially from those disclosed in the 2021 Annual Report.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Market risks have not changed materially from those disclosed in the 2021 Annual Report.
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
With the participation of the principal executive officer and principal financial officer of the Registrant, the Registrant’s management has evaluated the effectiveness of the Registrant’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the fiscal quarter covered by this Quarterly Report on Form 10-Q. Based upon that evaluation, the Registrant’s principal executive officer and principal financial officer have concluded that the Registrant’s disclosure controls and procedures were effective as of January 1, 2022.
Changes in Internal Control Over Financial Reporting
In addition, there were no changes in the Registrant’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during the Registrant’s fiscal quarter ended January 1, 2022 that have materially affected, or are reasonably likely to materially affect, the Registrant’s internal control over financial reporting.

Contents
PART II—OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
Reference is made to the legal proceedings that have been previously disclosed in Part I, Item 3 of the 2021 Annual Report. There have been no material developments to the pending legal proceedings set forth therein.
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
ITEM 1A. RISK FACTORS
The Company’s risk factors, as of January 1, 2022, have not materially changed from those described in Part I, Item 1A of the 2021 Annual Report.
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
Forward-looking statements contained in this Quarterly Report on Form 10-Q are predictions only and actual results could differ materially from management’s expectations due to a variety of factors, including those described in “ITEM 1A. RISK FACTORS” in the 2021 Annual Report. All forward-looking statements attributable to us or persons working on our behalf are expressly qualified in their entirety by such risk factors.
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

Contents
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The payment of future dividends, if any, on the Common Shares will be determined by the Board of Directors in light of conditions then existing, including the Company’s earnings, financial condition and capital requirements, restrictions in financing agreements, business conditions and other factors. The Fifth A&R Credit Agreement allows the Company to make unlimited restricted payments (as defined in the Fifth A&R Credit Agreement), including dividend payments on, and repurchases of, the Company’s Common Shares, as long as the leverage ratio resulting from the making of such restricted payments is 4.00 or less. Otherwise, the Company may make further restricted payments in an aggregate amount for each fiscal year not to exceed $225.0 million. The Company’s leverage ratio was 3.32 at January 1, 2022.
On December 30, 2021, Scotts Miracle-Gro issued 132,076 Common Shares as part of the purchase price for assets purchased under the Purchase Agreement, dated December 29, 2021, by and among Luxx Lighting, Inc., Brandon Burkhart, Ivan Van Ortwick and Hawthorne Hydroponics LLC. The issuances of the Common Shares were exempt from the registration requirements of the Securities Act of 1933, as amended (the “Securities Act”), pursuant to Section 4(a)(2) of the Securities Act. Scotts Miracle-Gro issued the shares in a privately negotiated transaction, and such shares were acquired for the recipients’ accounts for investment purposes. A legend was placed on Common Shares referencing the restricted nature of the Common Shares.
The following table shows the purchases of Common Shares made by or on behalf of Scotts Miracle-Gro or any “affiliated purchaser” (as defined in Rule 10b-18(a)(3) under the Securities Exchange Act of 1934, as amended) of Scotts Miracle-Gro for each of the three fiscal months in the quarter ended January 1, 2022:

Period	Total Number of Common Shares Purchased(1)	Average Price Paid per Common Share(2)	Total Number of Common Shares Purchased as Part of Publicly Announced Plans or Programs(3)	Approximate Dollar Value of Common Shares That May Yet be Purchased Under the Plans or Programs(3)
October 1, 2021 through October 30, 2021	115,489	$148.22	114,724	$619,944,047
October 31, 2021 through November 27, 2021	521,406	$168.53	520,962	$532,144,622
November 28, 2021 through January 1, 2022	134,685	$152.64	132,556	$511,923,145
Total	771,580	$162.72	768,242

(1)All of the Common Shares purchased during the first quarter of fiscal 2022 were purchased in open market transactions. The total number of Common Shares purchased during the quarter includes 3,338 Common Shares purchased by the trustee of the rabbi trust established by the Company as permitted pursuant to the terms of The Scotts Company LLC Executive Retirement Plan (the “ERP”).

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

Contents
THE SCOTTS MIRACLE-GRO COMPANY
QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED JANUARY 1, 2022

INDEX TO EXHIBITS

Incorporated by Reference
Exhibit No.	Description	Form	Exhibit	Filing Date	Filed Herewith
10.1	Form of Standard Performance Unit Award Agreement which may be made under The Scotts Miracle-Gro Company Long-Term Incentive Plan				X
10.2	Form of Standard Restricted Stock Unit Award Agreement which may be made under The Scotts Miracle-Gro Company Long-Term Incentive Plan				X
21	Subsidiaries of The Scotts Miracle-Gro Company				X
22	Guarantor Subsidiaries				X
31.1	Rule 13a-14(a)/15d-14(a) Certifications (Principal Executive Officer)				X
31.2	Rule 13a-14(a)/15d-14(a) Certifications (Principal Financial Officer)				X
32	Section 1350 Certifications (Principal Executive Officer and Principal Financial Officer)				X
101.SCH	XBRL Taxonomy Extension Schema				X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase				X
101.DEF	XBRL Taxonomy Extension Definition Linkbase				X
101.LAB	XBRL Taxonomy Extension Label Linkbase				X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase				X
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)				X

Contents
SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

THE SCOTTS MIRACLE-GRO COMPANY

Date: February 9, 2022	/s/ CORY J. MILLER
Printed Name: Cory J. Miller
Title: Executive Vice President and Chief Financial Officer