Form 10-Q
period 2022-04-02
SCOTTS MIRACLE-GRO CO
filed 2022-05-11
CIK 825542

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_________________________________________
FORM 10-Q
_________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended April 2, 2022
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
As of May 6, 2022, there were 55,392,409 Common Shares outstanding.

Table of Contents

Table of Contents
PART I—FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

THE SCOTTS MIRACLE-GRO COMPANY
Condensed Consolidated Statements of Operations
(In millions, except per share data)
(Unaudited)

	Three Months Ended		Six Months Ended
	April 2, 2022	April 3, 2021	April 2, 2022	April 3, 2021
Net sales	$1,678.4	$1,828.8	$2,244.3	$2,577.4
Cost of sales	1,084.7	1,158.9	1,532.0	1,707.7
Cost of sales—impairment, restructuring and other	5.3	12.4	5.3	21.4
Gross profit	588.4	657.5	707.0	848.3
Operating expenses:
Selling, general and administrative	204.7	231.5	358.7	388.2
Impairment, restructuring and other	0.1	2.5	1.8	3.2
Other income, net	(4.3)	(0.6)	(6.0)	(1.2)
Income from operations	387.9	424.1	352.5	458.1
Equity in loss of unconsolidated affiliates	6.5	1.5	13.8	1.5
Interest expense	28.3	19.3	52.1	35.4
Other non-operating income, net	(1.9)	(0.9)	(3.7)	(16.1)
Income from continuing operations before income taxes	355.0	404.2	290.3	437.3
Income tax expense from continuing operations	78.5	93.1	63.9	101.1
Income from continuing operations	276.5	311.1	226.4	336.2
Loss from discontinued operations, net of tax	—	(0.9)	—	(0.9)
Net income	$276.5	$310.2	$226.4	$335.3
Net income attributable to noncontrolling interest	—	(0.2)	—	(0.9)
Net income attributable to controlling interest	$276.5	$310.0	$226.4	$334.4

Basic income (loss) per common share:
Income from continuing operations	$4.98	$5.58	$4.08	$6.02
Loss from discontinued operations	—	(0.01)	—	(0.02)
Basic net income per common share	$4.98	$5.57	$4.08	$6.00
Weighted-average common shares outstanding during the period	55.5	55.7	55.5	55.7

Diluted income (loss) per common share:
Income from continuing operations	$4.94	$5.44	$4.02	$5.88
Loss from discontinued operations	—	(0.01)	—	(0.01)
Diluted net income per common share	$4.94	$5.43	$4.02	$5.87
Weighted-average common shares outstanding during the period plus dilutive potential common shares	56.0	57.1	56.3	57.0
See Notes to Condensed Consolidated Financial Statements.

Contents

THE SCOTTS MIRACLE-GRO COMPANY
Condensed Consolidated Statements of Comprehensive Income (Loss)
(In millions)
(Unaudited)

	Three Months Ended		Six Months Ended
	April 2, 2022	April 3, 2021	April 2, 2022	April 3, 2021
Net income	$276.5	$310.2	$226.4	$335.3
Other comprehensive income (loss):
Net foreign currency translation adjustment	(1.3)	(4.3)	(5.6)	8.1
Net unrealized gains on derivative instruments, net of tax	16.2	7.4	25.8	9.9
Reclassification of net unrealized (gains) losses on derivative instruments to net income, net of tax	(4.3)	2.0	(4.5)	3.9
Net unrealized gains on securities, net of tax	0.1	—	0.3	—
Pension and other post-retirement benefit adjustments, net of tax	1.6	0.4	2.1	(0.8)
Total other comprehensive income	12.3	5.5	18.1	21.1
Comprehensive income	288.8	315.7	244.5	356.4
Comprehensive income attributable to noncontrolling interest	—	(0.2)	—	(0.9)
Comprehensive income attributable to controlling interest	$288.8	$315.5	$244.5	$355.5
See Notes to Condensed Consolidated Financial Statements.

Contents

THE SCOTTS MIRACLE-GRO COMPANY
Condensed Consolidated Statements of Cash Flows
(In millions)
(Unaudited)

	Six Months Ended
	April 2, 2022	April 3, 2021
OPERATING ACTIVITIES
Net income	$226.4	$335.3
Adjustments to reconcile net income to net cash used in operating activities:
Share-based compensation expense	23.2	25.8
Depreciation	32.4	31.3
Amortization	19.3	15.2
Equity in loss of unconsolidated affiliates	13.8	—
Other, net	0.2	(7.5)
Changes in assets and liabilities, net of acquired businesses:
Accounts receivable	(945.6)	(908.1)
Inventories	(436.4)	(393.8)
Prepaid and other assets	(37.6)	(50.9)
Accounts payable	(73.7)	176.0
Other current liabilities	37.4	90.0
Other non-current items	(2.3)	(13.3)
Other, net	0.3	0.1
Net cash used in operating activities	(1,142.6)	(699.9)

INVESTING ACTIVITIES
Proceeds from sale of long-lived assets	8.5	—
Investments in property, plant and equipment	(66.0)	(53.7)
Investments in unconsolidated affiliates	—	(100.7)
Payment for acquisitions, net of cash acquired	(202.8)	(10.5)
Other investing, net	4.5	(8.9)
Net cash used in investing activities	(255.8)	(173.8)

FINANCING ACTIVITIES
Borrowings under revolving and bank lines of credit and term loans	1,609.7	1,113.7
Repayments under revolving and bank lines of credit and term loans	(96.2)	(594.5)
Proceeds from issuance of 4.000% Senior Notes	—	500.0
Financing and issuance fees	—	(7.0)
Dividends paid	(93.2)	(70.9)
Purchase of Common Shares	(256.4)	(62.2)
Cash received from exercise of stock options	1.8	7.5
Acquisition of noncontrolling interests	—	(15.5)
Other financing, net	5.6	—
Net cash provided by financing activities	1,171.3	871.1
Effect of exchange rate changes on cash	0.1	0.4
Net decrease in cash and cash equivalents	(227.0)	(2.2)
Cash and cash equivalents at beginning of period	244.1	16.6
Cash and cash equivalents at end of period	$17.1	$14.4
See Notes to Condensed Consolidated Financial Statements.

Contents

THE SCOTTS MIRACLE-GRO COMPANY
Condensed Consolidated Balance Sheets
(In millions, except per share data)
(Unaudited)

	April 2, 2022	April 3, 2021	September 30, 2021
ASSETS
Current assets:
Cash and cash equivalents	$17.1	$14.4	$244.1
Accounts receivable, less allowances of $16.5, $12.4 and $16.8, respectively	990.1	1,230.3	483.4
Accounts receivable pledged	444.5	177.8	—
Inventories	1,594.1	1,019.2	1,126.6
Prepaid and other current assets	208.6	132.0	169.9
Total current assets	3,254.4	2,573.7	2,024.0
Investment in unconsolidated affiliates	193.2	201.4	207.0
Property, plant and equipment, net of accumulated depreciation of $764.9, $713.3 and $737.4, respectively	621.0	565.3	622.2
Goodwill	688.1	546.1	605.2
Intangible assets, net	799.9	674.9	709.6
Other assets	650.9	372.7	632.0
Total assets	$6,207.5	$4,934.1	$4,800.0

LIABILITIES AND EQUITY
Current liabilities:
Current portion of debt	$459.7	$212.8	$57.8
Accounts payable	507.5	549.9	609.4
Other current liabilities	503.1	584.8	473.2
Total current liabilities	1,470.3	1,347.5	1,140.4
Long-term debt	3,350.0	2,322.5	2,236.7
Other liabilities	412.2	323.2	409.6
Total liabilities	5,232.5	3,993.2	3,786.7
Commitments and contingencies (Note 12)
Equity:
Common shares and capital in excess of $0.01 stated value per share; shares outstanding of 55.4, 55.7 and 55.6, respectively	361.8	473.0	477.0
Retained earnings	1,758.8	1,500.2	1,605.1
Treasury shares, at cost; 12.8, 12.4 and 12.6 shares, respectively	(1,097.2)	(954.3)	(1,002.4)
Accumulated other comprehensive loss	(48.4)	(78.0)	(66.4)
Total equity	975.0	940.9	1,013.3
Total liabilities and equity	$6,207.5	$4,934.1	$4,800.0
See Notes to Condensed Consolidated Financial Statements.

Contents	THE SCOTTS MIRACLE-GRO COMPANY
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
Organization and Basis of Presentation
The Company’s unaudited condensed consolidated financial statements for the three and six months ended April 2, 2022 and April 3, 2021 are presented in accordance with accounting principles generally accepted in the United States of America (“GAAP”). The condensed consolidated financial statements include the accounts of Scotts Miracle-Gro and its subsidiaries. All intercompany transactions and accounts have been eliminated in consolidation. The Company’s consolidation criteria are based on majority ownership (as evidenced by a majority voting interest in the entity) and an objective evaluation and determination of effective management control. On February 26, 2021, the Company acquired the remaining outstanding shares of AeroGrow International, Inc. (“AeroGrow”). Prior to this date, the equity owned by other shareholders was shown as noncontrolling interest in the Condensed Consolidated Balance Sheets, and the other shareholders’ portion of net earnings and other comprehensive income was shown as net (income) loss or comprehensive (income) loss attributable to noncontrolling interest in the Condensed Consolidated Statements of Operations and Condensed Consolidated Statements of Comprehensive Income (Loss), respectively. The results of businesses acquired or disposed of are included in the condensed consolidated financial statements from the date of each acquisition or up to the date of disposal, respectively. In the opinion of management, interim results reflect all normal and recurring adjustments and are not necessarily indicative of results for a full year.
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
Long-Lived Assets
The Company had non-cash investing activities of $13.0 and $7.9 during the six months ended April 2, 2022 and April 3, 2021, respectively, representing unpaid liabilities to acquire property, plant and equipment.
Statements of Cash Flows
Supplemental cash flow information was as follows:

	Six Months Ended
	April 2, 2022	April 3, 2021
Interest paid	$58.9	$32.1
Income tax (refunds) payments	(7.0)	25.1
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
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — (Continued)
(Dollars in millions, except per share data)
NOTE 2. DISCONTINUED OPERATIONS
International Business
Prior to August 31, 2017, the Company operated consumer lawn and garden businesses located in Australia, Austria, Belgium, Luxembourg, Czech Republic, France, Germany, Poland and the United Kingdom (the “International Business”). On August 31, 2017, the Company completed the sale of the International Business. As a result, effective in its fourth quarter of fiscal 2017, the Company classified its results of operations for all periods presented to reflect the International Business as a discontinued operation. The transaction included contingent consideration with a maximum payout of $23.8 and an initial fair value of $18.2, the payment of which depended on the achievement of certain performance criteria by the International Business following the closing of the transaction through fiscal 2020. During the third quarter of fiscal 2021, the Company agreed to accept a contingent consideration payout of $6.0 and recorded a pre-tax charge of $12.2 in the “Income (loss) from discontinued operations, net of tax” line in the Condensed Consolidated Statements of Operations during the third quarter of fiscal 2021 to write down the contingent consideration receivable to the agreed upon payout amount. During the three months ended April 2, 2022, the Company received the contingent consideration payment and this amount was classified as a financing activity in the “Other financing, net” line in the Condensed Consolidated Statements of Cash Flows.
NOTE 3. ACQUISITIONS AND INVESTMENTS
Cyco
On April 28, 2022, the Company’s Hawthorne segment completed the acquisition of substantially all of the assets of S.J. Enterprises PTY LTD, d.b.a. Cyco, an Australia-based provider of premium nutrients, additives and growing media products for indoor growing, for a purchase price of $34.4 plus contingent consideration with a maximum payout of $10.0 based on the achievement of certain performance metrics through December 31, 2024. Prior to the transaction, the Company served as the exclusive distributor of Cyco’s products in the United States.
Luxx Lighting
On December 30, 2021, the Company’s Hawthorne segment completed the acquisition of substantially all of the assets of Luxx Lighting, Inc., a leading provider of lighting products for indoor growing. The purchase price was $213.2, a portion of which was paid by the issuance of 0.1 million of the common shares of Scotts Miracle-Gro (“Common Shares”), a non-cash investing and financing activity, with a fair value of $21.0 based on the share price at the time of payment. During the three months ended April 2, 2022, the Company identified quality issues with certain products sold prior to the closing of the acquisition and recorded an accrual for product return refund liabilities and warranty claims of $8.0, and an offsetting increase to goodwill. At April 2, 2022, the preliminary valuation of the acquired assets included (i) $36.4 of inventory and accounts receivable, (ii) $6.3 of current assets, (iii) $20.3 of current liabilities, (iv) $106.9 of finite-lived identifiable intangible assets and (v) $83.9 of tax-deductible goodwill. Identifiable intangible assets included tradenames, customer relationships and non-compete agreements with useful lives ranging between 5 and 25 years. The estimated fair values of the identifiable intangible assets were determined using an income-based approach, which includes market participant expectations of cash flows that an asset will generate over the remaining useful life discounted to present value using an appropriate discount rate. Certain estimated values for the acquisition, including goodwill, intangible assets and accruals for refund liabilities and warranty claims, are not yet finalized and are subject to revision as additional information becomes available and more detailed analysis is completed.
True Liberty Bags
On December 23, 2021, the Company’s Hawthorne segment completed the acquisition of substantially all of the assets of True Liberty Bags, a leading provider of liners and storage solutions to dry and cure plant products, for $10.1. The valuation of the acquired assets included (i) $1.1 of inventory, (ii) $5.8 of finite-lived identifiable intangible assets and (iii) $3.2 of tax-deductible goodwill. Identifiable intangible assets included tradenames and customer relationships with useful lives ranging between 15 and 20 years. The estimated fair values of the identifiable intangible assets were determined using an income-based approach, which includes market participant expectations of cash flows that an asset will generate over the remaining useful life discounted to present value using an appropriate discount rate.
Hydro-Logic
On August 27, 2021, the Company’s Hawthorne segment completed the acquisition of substantially all of the assets of Hydro-Logic Purification Systems, Inc., a leading provider of products, accessories and systems for water filtration and purification, for $65.3. The valuation of the acquired assets included (i) $4.9 of inventory and accounts receivable, (ii) $1.6 of

Contents	THE SCOTTS MIRACLE-GRO COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — (Continued)
(Dollars in millions, except per share data)
noncurrent assets, (iii) $2.4 of other liabilities, (iv) $23.1 of finite-lived identifiable intangible assets and (v) $38.1 of tax-deductible goodwill. Identifiable intangible assets included tradenames, customer relationships and non-compete agreements with useful lives ranging between 5 and 25 years. The estimated fair values of the identifiable intangible assets were determined using an income-based approach, which includes market participant expectations of cash flows that an asset will generate over the remaining useful life discounted to present value using an appropriate discount rate.
The Hawthorne Collective
On August 24, 2021, the Company’s newly formed subsidiary, The Hawthorne Collective, Inc. (“THC”), made its initial investment under the Company’s strategic minority non-equity investment initiative in the form of a $150.0 six-year convertible note issued to the Company by Toronto-based RIV Capital Inc. (“RIV Capital”) (CSE: RIV) (OTC: CNPOF), a cannabis investment and acquisition firm listed on the Canadian Securities Exchange. The note accrues interest at 2 percent annually for the first two years and provides additional follow-on investment rights. Accrued interest will be payable to THC at maturity or will be included in the conversion value of the note at the time of conversion. The conversion feature, which is based upon the RIV Capital closing stock price on August 9, 2021, would provide the Company with approximately 42 percent ownership of RIV Capital if it exercises the conversion feature. In connection with the Company’s investment, RIV Capital increased the size of its board of directors from four to seven members and added three nominees of the Company to the board of directors.
On April 22, 2022, pursuant to its follow-on investment rights, the Company made an additional investment in RIV Capital in the form of a $25.0 convertible note. The note accrues interest at 2 percent annually for the first two years and matures on August 24, 2027. Accrued interest will be payable to THC at maturity or will be included in the conversion value of the note at the time of conversion. The conversion feature is based upon the RIV Capital closing stock price on March 29, 2022. Additionally, RIV Capital is expected to increase the size of its board of directors during fiscal 2022 from seven to nine members, which is expected to include four nominees of the Company.
The Company will not have control of or an active day-to-day role in RIV Capital or any of the companies in which RIV Capital invests. RIV Capital has agreed to use the funds it receives from the Company for general corporate and other lawful purposes, which could include acquisitions, and has agreed that the funds will not be used in connection with or for any cannabis or cannabis-related operations in the U.S. unless and until such operations comply with all applicable U.S. federal laws.
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
Rhizoflora
On August 13, 2021, the Company’s Hawthorne segment completed the acquisition of substantially all of the assets of Rhizoflora, Inc., the manufacturer of terpene enhancing nutrient products Terpinator® and Purpinator®, for $33.7. The valuation of the acquired assets included (i) $0.6 of inventory, (ii) $10.9 of finite-lived identifiable intangible assets and (iii) $22.2 of tax-deductible goodwill. Identifiable intangible assets included tradenames, customer relationships and non-compete agreements with useful lives ranging between 5 and 25 years. The estimated fair values of the identifiable intangible assets were determined using an income-based approach, which includes market participant expectations of cash flows that an asset will generate over the remaining useful life discounted to present value using an appropriate discount rate.
AeroGrow
On November 11, 2020, the Company entered into an agreement and plan of merger to acquire the remaining outstanding shares of AeroGrow for cash consideration of $3.00 per share, or approximately $20.1. The merger closed on February 26, 2021. SMG Growing Media, Inc., a wholly-owned subsidiary of Scotts Miracle-Gro, was the holder of 80.5% of the outstanding shares of AeroGrow prior to the closing and now holds 100% of the outstanding shares of AeroGrow. The closing date carrying value of the noncontrolling interest was $6.7 and the $13.4 difference between the purchase price and carrying value was recognized in the “Common shares and capital in excess of $0.01 stated value per share” line within “Total equity” in the Condensed Consolidated Balance Sheets.

Contents	THE SCOTTS MIRACLE-GRO COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — (Continued)
(Dollars in millions, except per share data)
NOTE 4. INVESTMENTS IN UNCONSOLIDATED AFFILIATES
On December 31, 2020, pursuant to the terms of the Contribution and Unit Purchase Agreement between the Company and Alabama Farmers Cooperative, Inc. (“AFC”), the Company acquired a 50% equity interest in the Bonnie Plants business of planting, growing, developing, distributing, marketing and selling live plants through a newly formed joint venture with AFC (“Bonnie Plants, LLC”) in exchange for a cash payment of $100.7, as well as non-cash investing activities that included forgiveness of the Company’s outstanding loan receivable with AFC and surrender of the Company’s options to increase its economic interest in the Bonnie Plants business. The Company’s loan receivable with AFC, which was previously recognized in the “Other assets” line in the Condensed Consolidated Balance Sheets, had a carrying value of $66.4 on December 31, 2020 and the Company recognized a gain of $12.5 during the three months ended January 2, 2021 to write-up the value of the loan to its closing date fair value of $78.9 in the “Other non-operating income, net” line in the Condensed Consolidated Statements of Operations. The Company’s options to increase its economic interest in the Bonnie Plants business were previously recognized in the “Other assets” line in the Condensed Consolidated Balance Sheets and had an estimated fair value of $23.3 on December 31, 2020. The Company’s interest in Bonnie Plants, LLC had an initial fair value of $202.9 and is recorded in the “Investment in unconsolidated affiliates” line in the Condensed Consolidated Balance Sheets. The Company’s interest is accounted for using the equity method of accounting, with the Company’s proportionate share of Bonnie Plants, LLC earnings subsequent to December 31, 2020 reflected in the Condensed Consolidated Statements of Operations. During the three and six months ended April 2, 2022, the Company recorded equity in loss of unconsolidated affiliates associated with Bonnie Plants, LLC of $6.5 and $13.8, respectively, as compared to $1.5 during both the three and six months ended April 3, 2021. The estimated fair value of the loan receivable with AFC was determined using an income-based approach, which includes market participant expectations of cash flows over the remaining useful life discounted to present value using an appropriate discount rate. The fair value estimate utilized significant unobservable inputs and thus represents a Level 3 nonrecurring fair value measurement.
NOTE 5. IMPAIRMENT, RESTRUCTURING AND OTHER
Activity described herein is classified within the “Cost of sales—impairment, restructuring and other” and “Impairment, restructuring and other” lines in the Condensed Consolidated Statements of Operations. The following table details impairment, restructuring and other charges (recoveries) for each of the periods presented:

	Three Months Ended		Six Months Ended
	April 2, 2022	April 3, 2021	April 2, 2022	April 3, 2021
Cost of sales—impairment, restructuring and other:
COVID-19 related costs	$—	$12.3	$—	$21.0
Restructuring and other charges, net	2.5	0.1	2.5	0.4
Property, plant and equipment impairments	2.8	—	2.8	—
Operating expenses:
COVID-19 related costs	—	2.6	—	3.2
Restructuring and other charges (recoveries), net	0.1	(0.1)	1.8	—
Impairment, restructuring and other charges from continuing operations	$5.4	$14.9	$7.1	$24.6
The following table summarizes the activity related to liabilities associated with restructuring and other during the six months ended April 2, 2022:

Amounts accrued for restructuring and other at September 30, 2021	$1.9
Restructuring and other charges from continuing operations	2.6
Payments and other	(2.7)
Amounts accrued for restructuring and other at April 2, 2022	$1.8
Included in restructuring accruals, as of April 2, 2022, is $0.4 that is classified as long-term. Payments against the long-term accruals will be incurred as the employees covered by the restructuring plan retire or through the passage of time. The remaining amounts accrued will continue to be paid out over the course of the next twelve months.
During the second quarter of fiscal 2022, the Company announced plans to consolidate U.S. lighting manufacturing for its Hawthorne segment into a single location and to close another recently acquired assembly facility and move those operations to its Santa Rosa, California facility. During the three and six months ended April 2, 2022, the Company’s Hawthorne segment

Contents	THE SCOTTS MIRACLE-GRO COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — (Continued)
(Dollars in millions, except per share data)
incurred costs of $5.3 in the “Cost of sales—impairment, restructuring and other” line in the Condensed Consolidated Statements of Operations and $0.1 in the “Impairment, restructuring and other” line in the Condensed Consolidated Statements of Operations in connection with this restructuring initiative related to employee termination benefits and impairment of property, plant and equipment.
The COVID-19 pandemic has had, and continues to have, an impact on financial markets, economic conditions, and portions of the Company’s business and industry. The Company has actively addressed the pandemic’s ongoing impact on its employees, operations, customers, consumers, and communities, by, among other things, implementing contingency plans, making operational adjustments where necessary, and providing assistance to organizations that support front-line workers. The first priority of the Company’s pandemic response has been and remains the health, safety and well-being of its employees. In addition to implementing measures to help ensure the health and safety of its employees, the Company implemented an interim premium pay allowance for certain associates in its field sales force and its manufacturing and distribution centers. Costs incurred during the three and six months ended April 2, 2022 related to COVID-19 were immaterial. During the three and six months ended April 3, 2021, the Company incurred costs of $14.9 and $24.2, respectively, associated with the COVID-19 pandemic primarily related to premium pay. The Company incurred costs of $10.7 and $19.0 in its U.S. Consumer segment, $1.5 and $1.9 in its Hawthorne segment and $0.1 in its Other segment in the “Cost of sales—impairment, restructuring and other” line in the Condensed Consolidated Statements of Operations during the three and six months ended April 3, 2021, respectively. The Company incurred costs of $2.6 and $3.2 in its U.S. Consumer segment in the “Impairment, restructuring and other” line in the Condensed Consolidated Statements of Operations during the three and six months ended April 3, 2021, respectively.
NOTE 6. INVENTORIES
Inventories consisted of the following for each of the periods presented:

	April 2, 2022	April 3, 2021	September 30, 2021
Finished goods	$1,153.2	$709.1	$793.7
Raw materials	332.5	238.4	242.8
Work-in-process	108.4	71.7	90.1
Total inventories	$1,594.1	$1,019.2	$1,126.6
Adjustments to reflect inventories at net realizable values were $16.4 at April 2, 2022, $21.4 at April 3, 2021 and $22.5 at September 30, 2021.
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
The elements of the net commission and reimbursements earned under the Third Restated Agreement and included in the “Net sales” line in the Condensed Consolidated Statements of Operations are as follows:

	Three Months Ended		Six Months Ended
	April 2, 2022	April 3, 2021	April 2, 2022	April 3, 2021
Gross commission	$46.7	$42.5	$52.4	$50.2
Contribution expenses	(4.5)	(4.5)	(9.0)	(9.0)
Net commission	42.2	38.0	43.4	41.2
Reimbursements associated with Roundup® marketing agreement	22.0	26.6	41.6	40.6
Total net sales associated with Roundup® marketing agreement	$64.2	$64.6	$85.0	$81.8
NOTE 8. DEBT
The components of debt are as follows:

	April 2, 2022	April 3, 2021	September 30, 2021
Credit Facilities:
Revolving loans	$1,135.0	$460.2	$—
Term loans	650.0	690.0	670.0
Senior Notes due 2031 – 4.000%	500.0	500.0	500.0
Senior Notes due 2032 – 4.375%	400.0	—	400.0
Senior Notes due 2029 – 4.500%	450.0	450.0	450.0
Senior Notes due 2026 – 5.250%	250.0	250.0	250.0
Receivables facility	400.0	160.0	—
Finance lease obligations	30.5	33.5	33.4
Other	13.6	7.6	11.9
Total debt	3,829.1	2,551.3	2,315.3
Less current portions	459.7	212.8	57.8
Less unamortized debt issuance costs	19.4	16.0	20.8
Long-term debt	$3,350.0	$2,322.5	$2,236.7
Credit Facilities
On July 5, 2018, the Company entered into a fifth amended and restated credit agreement (the “Fifth A&R Credit Agreement”), which provided the Company and certain of its subsidiaries with five-year senior secured loan facilities in the aggregate principal amount of $2,300.0, comprised of a revolving credit facility of $1,500.0 and a term loan in the original principal amount of $800.0 (the “Fifth A&R Credit Facilities”). Under the Fifth A&R Credit Facilities, the Company had the ability to obtain letters of credit up to $75.0.
At April 2, 2022, the Company had letters of credit outstanding in the aggregate principal amount of $19.9 and had $345.2 of borrowing availability under the Fifth A&R Credit Agreement. The weighted average interest rates on average borrowings under the Fifth A&R Credit Agreement were 1.8% and 1.9% for the six months ended April 2, 2022 and April 3, 2021, respectively.
On April 8, 2022, the Company entered into a sixth amended and restated credit agreement (the “Sixth A&R Credit Agreement”), providing the Company and certain of its subsidiaries with five-year senior secured loan facilities in the aggregate principal amount of $2,500.0, comprised of a revolving credit facility of $1,500.0 and a term loan in the original principal amount of $1,000.0 (the “Sixth A&R Credit Facilities”). The Sixth A&R Credit Agreement also provides the Company with the

Contents	THE SCOTTS MIRACLE-GRO COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — (Continued)
(Dollars in millions, except per share data)
right to seek additional committed credit under the agreement in an aggregate amount of up to $500.0 plus an unlimited additional amount, subject to certain specified financial and other conditions. The Sixth A&R Credit Agreement replaces the Fifth A&R Credit Agreement and will terminate on April 8, 2027. The Sixth A&R Credit Facilities will be available for issuance of letters of credit up to $100.0. The terms of the Sixth A&R Credit Agreement include customary representations and warranties, affirmative and negative covenants, financial covenants, and events of default. The Fifth A&R Credit Agreement would have terminated on July 5, 2023, if it had not been amended and restated pursuant to the Sixth A&R Credit Agreement.
Under the terms of the Sixth A&R Credit Agreement, loans bear interest, at the Company’s election, at a rate per annum equal to either (i) the Alternate Base Rate plus the Applicable Spread (each, as defined in the Sixth A&R Credit Agreement) or (ii) the Adjusted Term SOFR Rate for the Interest Period in effect for such borrowing plus the Applicable Spread (all as defined in the Sixth A&R Credit Agreement). Swingline Loans shall bear interest at the applicable Swingline Rate set forth in the Sixth A&R Credit Agreement. Further, interest rates for other select non-U.S. dollar borrowings, including borrowings denominated in euro, Pounds Sterling and Canadian Dollars, are based on separate interest rate indices, as set forth in the Sixth A&R Credit Agreement. The Sixth A&R Credit Agreement is secured by (i) a perfected first priority security interest in all of the accounts receivable, inventory and equipment of Scotts Miracle-Gro and certain of its domestic subsidiaries and (ii) the pledge of all of the capital stock of certain of Scotts Miracle-Gro’s domestic subsidiaries and a portion of the capital stock of certain of its foreign subsidiaries. The collateral does not include any of the Company’s intellectual property.
The Sixth A&R Credit Agreement contains, among other obligations, an affirmative covenant regarding the Company’s leverage ratio determined as of the end of each of its fiscal quarters ending on and after April 2, 2022 calculated as average total indebtedness, divided by the Company’s earnings before interest, taxes, depreciation and amortization (“EBITDA”), as adjusted pursuant to the terms of the Sixth A&R Credit Agreement (“Adjusted EBITDA”). The maximum permitted leverage ratio is 4.50, which is unchanged from the Fifth A&R Credit Agreement. The Company’s leverage ratio was 3.81 at April 2, 2022. The Sixth A&R Credit Agreement also contains an affirmative covenant regarding the Company’s interest coverage ratio determined as of the end of each of its fiscal quarters ending on and after April 2, 2022. The interest coverage ratio is calculated as Adjusted EBITDA divided by interest expense, as described in the Sixth A&R Credit Agreement, and excludes costs related to refinancings. The minimum required interest coverage ratio is 3.00, which is unchanged from the Fifth A&R Credit Agreement. The Company’s interest coverage ratio was 7.81 for the twelve months ended April 2, 2022.
The Sixth A&R Credit Agreement allows the Company to make unlimited restricted payments (as defined in the Sixth A&R Credit Agreement), including dividend payments on, and repurchases of, Common Shares, as long as the leverage ratio resulting from the making of such restricted payments is 4.00 or less. Otherwise, the Company may make further restricted payments in an aggregate amount for each fiscal year not to exceed $225.0.
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
The Company accounts for the sale of receivables under the Receivables Facility as short-term debt and continues to carry the receivables on its Condensed Consolidated Balance Sheets, primarily as a result of the Company’s requirement to repurchase receivables sold. As of April 2, 2022 and April 3, 2021, there were $400.0 and $160.0, respectively, in borrowings on receivables pledged as collateral under the Receivables Facility, and the carrying value of the receivables pledged as collateral was $444.5 and $177.8, respectively.
Interest Rate Swap Agreements
The Company enters into interest rate swap agreements with major financial institutions that effectively convert a portion of the Company’s variable-rate debt to a fixed rate. Interest payments made between the effective date and expiration date are hedged by the swap agreements. Swap agreements that were hedging interest payments as of April 2, 2022, April 3, 2021 and September 30, 2021 had a maximum total U.S. dollar equivalent notional amount of $800.0, $900.0 and $600.0, respectively. The notional amount, effective date, expiration date and rate of each of the swap agreements outstanding at April 2, 2022 are shown in the table below:

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
Weighted Average Interest Rate
The weighted average interest rates on the Company’s debt were 3.4% and 3.5% for the six months ended April 2, 2022 and April 3, 2021, respectively.

Contents	THE SCOTTS MIRACLE-GRO COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — (Continued)
(Dollars in millions, except per share data)
NOTE 9. EQUITY
The following tables provide a summary of the changes in total equity, equity attributable to controlling interest, and equity attributable to noncontrolling interests for each of the periods indicated:

	Common Shares and Capital in Excess of Stated Value	Retained Earnings	Treasury Shares	Accumulated Other Comprehensive Loss	Total Equity - Controlling Interest	Noncontrolling Interest	Total Equity
Balance at September 30, 2021	$477.0	$1,605.1	$(1,002.4)	$(66.4)	$1,013.3	$—	$1,013.3
Net income (loss)	—	(50.0)	—	—	(50.0)	—	(50.0)
Other comprehensive income (loss)	—	—	—	5.7	5.7	—	5.7
Share-based compensation	7.3	—	—	—	7.3	—	7.3
Dividends declared ($0.66 per share)	—	(37.3)	—	—	(37.3)	—	(37.3)
Treasury share purchases	—	—	(129.5)	—	(129.5)	—	(129.5)
Treasury share issuances	2.6	—	19.5	—	22.1	—	22.1
Balance at January 1, 2022	$486.9	$1,517.8	$(1,112.4)	$(60.7)	$831.6	$—	$831.6
Net income (loss)	—	276.5	—	—	276.5	—	276.5
Other comprehensive income (loss)	—	—	—	12.3	12.3	—	12.3
Share-based compensation	15.9	—	—	—	15.9	—	15.9
Dividends declared ($0.66 per share)	—	(35.5)	—	—	(35.5)	—	(35.5)
Treasury share purchases	—	—	(128.1)	—	(128.1)	—	(128.1)
Treasury share issuances	(141.0)	—	143.3	—	2.3	—	2.3
Balance at April 2, 2022	$361.8	$1,758.8	$(1,097.2)	$(48.4)	$975.0	$—	$975.0
The sum of the components may not equal due to rounding.

	Common Shares and Capital in Excess of Stated Value	Retained Earnings	Treasury Shares	Accumulated Other Comprehensive Loss	Total Equity - Controlling Interest	Noncontrolling Interest	Total Equity
Balance at September 30, 2020	$482.5	$1,235.6	$(921.8)	$(99.1)	$697.2	$5.7	$702.9
Net income (loss)	—	24.4	—	—	24.4	0.8	25.2
Other comprehensive income (loss)	—	—	—	15.6	15.6	—	15.6
Share-based compensation	8.2	—	—	—	8.2	—	8.2
Dividends declared ($0.62 per share)	—	(35.7)	—	—	(35.7)	—	(35.7)
Treasury share purchases	—	—	(38.4)	—	(38.4)	—	(38.4)
Treasury share issuances	(0.1)	—	1.3	—	1.2	—	1.2
Balance at January 2, 2021	$490.5	$1,224.4	$(958.8)	$(83.5)	$672.6	$6.4	$679.0
Net income (loss)	—	310.0	—	—	310.0	0.2	310.2
Other comprehensive income (loss)	—	—	—	5.5	5.5	—	5.5
Share-based compensation	17.7	—	—	—	17.7	—	17.7
Dividends declared ($0.62 per share)	—	(34.2)	—	—	(34.2)	—	(34.2)
Treasury share purchases	—	—	(23.8)	—	(23.8)	—	(23.8)
Treasury share issuances	(21.7)	—	28.3	—	6.6	—	6.6
Acquisition of noncontrolling interests	(13.4)	—	—	—	(13.4)	(6.7)	(20.1)
Balance at April 3, 2021	$473.0	$1,500.2	$(954.3)	$(78.0)	$940.9	$—	$940.9
The sum of the components may not equal due to rounding.

Contents	THE SCOTTS MIRACLE-GRO COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — (Continued)
(Dollars in millions, except per share data)
Accumulated Other Comprehensive Loss
Changes in accumulated other comprehensive loss (“AOCL”) by component were as follows for each of the periods indicated:

	Three Months Ended
	Foreign Currency Translation Adjustments	Net Unrealized Gains (Losses) On Derivative Instruments	Net Unrealized Gains (Losses) On Securities	Pension and Other Post-Retirement Benefit Adjustments	Accumulated Other Comprehensive Income (Loss)
Balance at January 1, 2022	$(6.0)	$19.5	$(2.2)	$(72.1)	$(60.7)
Other comprehensive income (loss) before reclassifications	(1.3)	21.9	0.1	—	20.7
Amounts reclassified from accumulated other comprehensive net income (loss)	—	(5.8)	—	2.2	(3.6)
Income tax benefit (expense)	—	(4.2)	—	(0.6)	(4.8)
Net current period other comprehensive income (loss)	(1.3)	11.9	0.1	1.6	12.3
Balance at April 2, 2022	$(7.3)	$31.5	$(2.1)	$(70.5)	$(48.4)

Balance at January 2, 2021	$6.2	$(10.7)	$—	$(79.0)	$(83.5)
Other comprehensive income (loss) before reclassifications	(4.3)	10.0	—	—	5.7
Amounts reclassified from accumulated other comprehensive net income (loss)	—	2.7	—	0.5	3.2
Income tax benefit (expense)	—	(3.3)	—	(0.1)	(3.4)
Net current period other comprehensive income (loss)	(4.3)	9.4	—	0.4	5.5
Balance at April 3, 2021	$1.9	$(1.3)	$—	$(78.6)	$(78.0)
The sum of the components may not equal due to rounding.

	Six Months Ended
	Foreign Currency Translation Adjustments	Net Unrealized Gains (Losses) On Derivative Instruments	Net Unrealized Gains (Losses) On Securities	Pension and Other Post-Retirement Benefit Adjustments	Accumulated Other Comprehensive Income (Loss)
Balance at September 30, 2021	$(1.7)	$10.2	$(2.3)	$(72.5)	$(66.4)
Other comprehensive income (loss) before reclassifications	(5.6)	34.9	0.4	—	29.7
Amounts reclassified from accumulated other comprehensive net income (loss)	—	(6.1)	—	2.8	(3.3)
Income tax benefit (expense)	—	(7.5)	(0.1)	(0.7)	(8.2)
Net current period other comprehensive income (loss)	(5.6)	21.3	0.3	2.1	18.1
Balance at April 2, 2022	$(7.3)	$31.5	$(2.1)	$(70.5)	$(48.4)

Balance at September 30, 2020	$(6.2)	$(15.1)	$—	$(77.8)	$(99.1)
Other comprehensive income (loss) before reclassifications	8.1	13.4	—	—	21.5
Amounts reclassified from accumulated other comprehensive net income (loss)	—	5.3	—	(1.1)	4.2
Income tax benefit (expense)	—	(4.9)	—	0.3	(4.6)
Net current period other comprehensive income (loss)	8.1	13.8	—	(0.8)	21.1
Balance at April 3, 2021	$1.9	$(1.3)	$—	$(78.6)	$(78.0)
The sum of the components may not equal due to rounding.

Contents	THE SCOTTS MIRACLE-GRO COMPANY
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
Share Repurchases
On February 6, 2020, Scotts Miracle-Gro announced that its Board of Directors authorized the repurchase of up to $750.0 of Common Shares from April 30, 2020 through March 25, 2023. The authorization provides the Company with flexibility to purchase Common Shares from time to time in open market purchases or through privately negotiated transactions. All or part of the repurchases may be made under Rule 10b5-1 plans, which the Company may enter into from time to time and which enable the repurchases to occur on a more regular basis, or pursuant to accelerated share repurchases. The share repurchase authorization may be suspended or discontinued by the Board of Directors at any time, and there can be no guarantee as to the timing or amount of any repurchases. During the three and six months ended April 2, 2022, Scotts Miracle-Gro repurchased approximately 0.4 million and 1.1 million Common Shares under this share repurchase authorization for $50.0 and $175.0, respectively. During the three and six months ended April 3, 2021, Scotts Miracle-Gro repurchased approximately 0.1 million and 0.3 million Common Shares under this share repurchase authorization for $12.5 and $50.5, respectively. Treasury share purchases also include cash paid to tax authorities to satisfy statutory income tax withholding obligations related to share-based compensation of $78.1 and $82.6 for the three and six months ended April 2, 2022, respectively, and $11.3 and $11.7 for the three and six months ended April 3, 2021, respectively.
Share-Based Awards
The following is a summary of the share-based awards granted during each of the periods indicated:

	Six Months Ended
	April 2, 2022	April 3, 2021
Employees
Options	—	183,553
Restricted stock units	135,892	61,749
Performance units	105,275	1,903
Non-Employee Directors
Restricted and deferred stock units	16,942	8,187
Total share-based awards	258,109	255,392

Aggregate fair value at grant dates	$34.5	$27.9
Total share-based compensation was as follows for each of the periods indicated:

	Three Months Ended		Six Months Ended
	April 2, 2022	April 3, 2021	April 2, 2022	April 3, 2021
Share-based compensation	$15.9	$17.7	$23.2	$25.8
Related tax benefit recognized	1.7	1.9	3.5	3.9

Contents	THE SCOTTS MIRACLE-GRO COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — (Continued)
(Dollars in millions, except per share data)
Restricted share-based awards
Restricted share-based award activity (including restricted stock units and deferred stock units) during the six months ended April 2, 2022 was as follows:

	No. of Units	Wtd. Avg. Grant Date Fair Value per Unit
Awards outstanding at September 30, 2021	375,825	$124.50
Granted	152,834	134.00
Vested	(180,710)	80.29
Forfeited	(14,717)	166.87
Awards outstanding at April 2, 2022	333,232	150.96
At April 2, 2022, the total pre-tax compensation cost, net of estimated forfeitures, related to nonvested restricted stock units not yet recognized was $16.6, which is expected to be recognized over a weighted-average period of 2.1 years. The total fair value of restricted stock units and deferred stock units vested was $24.9 for the six months ended April 2, 2022.
Performance-based awards
Performance-based award activity during the six months ended April 2, 2022 was as follows (based on target award amounts):

	No. of Units	Wtd. Avg. Grant Date Fair Value per Unit
Awards outstanding at September 30, 2021	572,557	$95.09
Granted	105,275	132.87
Vested (1)	(533,441)	93.22
Forfeited	(9,484)	110.50
Awards outstanding at April 2, 2022	134,907	130.88

(1)     Vested at an average of 228 percent of the target performance share units granted.
At April 2, 2022, the total pre-tax compensation cost, net of estimated forfeitures, related to nonvested performance-based units not yet recognized was $6.8, which is expected to be recognized over a weighted-average period of 2.3 years. The total fair value of performance-based units vested was $182.5 for the six months ended April 2, 2022.
On January 30, 2017, the Company issued 0.5 million upfront performance-based award units, covering a five-year performance period, with an estimated fair value of $43.3 on the date of grant to certain senior executives as part of its Project Focus initiative. These awards provided for a five-year vesting period based on achievement of specific performance goals aligned with the strategic objectives of the Company’s Project Focus initiatives. Based on the extent to which the targets were achieved, vested shares may range from 50 to 250 percent of the target award amount. The Company’s actual performance far exceeded the pre-defined performance goals of this award. As a result, the participants earned the maximum payout equal to 250% of the target shares granted (for a total payout of 1.1 million shares). As of December 1, 2021, the award payout was both fully earned and fully vested and the vested shares were delivered to the recipients on January 30, 2022. Dividend equivalents equal to the cash dividends earned on share-based award units during the vesting period of $19.3 and $20.1 were also paid out during the three and six months ended April 2, 2022, respectively.

Contents	THE SCOTTS MIRACLE-GRO COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — (Continued)
(Dollars in millions, except per share data)
NOTE 10. EARNINGS PER COMMON SHARE
The following table presents information necessary to calculate basic and diluted income per Common Share.

	Three Months Ended		Six Months Ended
	April 2, 2022	April 3, 2021	April 2, 2022	April 3, 2021
Income from continuing operations	$276.5	$311.1	$226.4	$336.2
Net income attributable to noncontrolling interest	—	(0.2)	—	(0.9)
Income attributable to controlling interest from continuing operations	276.5	310.9	226.4	335.3
Loss from discontinued operations, net of tax	—	(0.9)	—	(0.9)
Net income attributable to controlling interest	$276.5	$310.0	$226.4	$334.4
Basic income (loss) per common share:
Weighted-average common shares outstanding during the period	55.5	55.7	55.5	55.7
Income from continuing operations	$4.98	$5.58	$4.08	$6.02
Loss from discontinued operations	—	(0.01)	—	(0.02)
Basic net income per common share	$4.98	$5.57	$4.08	$6.00
Diluted income (loss) per common share:
Weighted-average common shares outstanding during the period	55.5	55.7	55.5	55.7
Dilutive potential common shares	0.5	1.4	0.8	1.3
Weighted-average common shares outstanding during the period plus dilutive potential common shares	56.0	57.1	56.3	57.0
Income from continuing operations	$4.94	$5.44	$4.02	$5.88
Loss from discontinued operations	—	(0.01)	—	(0.01)
Diluted net income per common share	$4.94	$5.43	$4.02	$5.87
Stock options with exercise prices greater than the average market price of the underlying Common Shares are excluded from the computation of diluted income per Common Share because they are out-of-the-money and the effect of their inclusion would be anti-dilutive. For the three and six months ended April 2, 2022, the average number of out-of-the-money options was 0.2 million. For the three and six months ended April 3, 2021, the average number of out-of-the-money options was 0.1 million.
NOTE 11. INCOME TAXES
The effective tax rates related to continuing operations for the six months ended April 2, 2022 and April 3, 2021 were 22.0% and 23.1%, respectively. The effective tax rate used for interim reporting purposes is based on management’s best estimate of factors impacting the effective tax rate for the full fiscal year and includes the impact of discrete items recognized in the quarter. There can be no assurance that the effective tax rate estimated for interim financial reporting purposes will approximate the effective tax rate determined at fiscal year end.
Scotts Miracle-Gro or one of its subsidiaries files income tax returns in the U.S. federal jurisdiction and various state, local and foreign jurisdictions. Subject to the following exceptions, the Company is no longer subject to examination by these tax authorities for fiscal years prior to 2018. There are currently no ongoing audits with respect to the U.S. federal jurisdiction. With respect to the foreign jurisdictions, a German audit covering fiscal years 2014 through 2017 is in process with no known material impact to the financial statements. The Company is currently under examination by certain U.S. state and local tax authorities covering various periods from fiscal years 2017 through 2020. In addition to the aforementioned audits, certain other tax deficiency notices and refund claims for previous years remain unresolved.
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
Regulatory Matters
At April 2, 2022, $2.9 was accrued in the “Other liabilities” line in the Condensed Consolidated Balance Sheets for environmental actions, the majority of which are for site remediation. The Company believes that the amounts accrued are adequate to cover such known environmental exposures based on current facts and estimates of likely outcomes. Although it is reasonably possible that the costs to resolve such known environmental exposures will exceed the amounts accrued, any variation from accrued amounts is not expected to be material.
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
Exchange Rate Risk Management
The Company uses currency forward contracts to manage the exchange rate risk associated with intercompany loans and certain other balances denominated in foreign currencies. Currency forward contracts are valued using observable forward rates in commonly quoted intervals for the full term of the contracts. The notional amount of outstanding currency forward contracts was $184.9, $168.0 and $180.3 at April 2, 2022, April 3, 2021 and September 30, 2021, respectively. Contracts outstanding at April 2, 2022 will mature over the next fiscal quarter.
Interest Rate Risk Management
The Company enters into interest rate swap agreements as a means to hedge its variable interest rate risk on debt instruments. Net amounts to be received or paid under the swap agreements are reflected as adjustments to interest expense. The Company has outstanding interest rate swap agreements with major financial institutions that effectively convert a portion of the Company’s variable-rate debt to a fixed rate. Interest rate swap agreements are valued based on the present value of the estimated future net cash flows using implied rates in the applicable yield curve as of the valuation date. Swap agreements that

Contents	THE SCOTTS MIRACLE-GRO COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — (Continued)
(Dollars in millions, except per share data)
were hedging interest payments as of April 2, 2022, April 3, 2021 and September 30, 2021 had a maximum total U.S. dollar equivalent notional amount of $800.0, $900.0 and $600.0, respectively. Refer to “NOTE 8. DEBT” for the terms of the swap agreements outstanding at April 2, 2022. Included in the AOCL balance at April 2, 2022 was a gain of $2.0 related to interest rate swap agreements that is expected to be reclassified to earnings during the next twelve months, consistent with the timing of the underlying hedged transactions.
Commodity Price Risk Management
The Company enters into hedging arrangements designed to fix the price of a portion of its projected future urea and diesel requirements. Commodity contracts are valued using observable commodity exchange prices in active markets. Included in the AOCL balance at April 2, 2022 was a gain of $18.3 related to commodity hedges that is expected to be reclassified to earnings during the next twelve months, consistent with the timing of the underlying hedged transactions.
The Company had the following outstanding commodity contracts that were entered into to hedge forecasted purchases:

Commodity	April 2, 2022	April 3, 2021	September 30, 2021
Urea	40,500 tons	6,000 tons	94,500 tons
Diesel	4,452,000 gallons	4,368,000 gallons	5,880,000 gallons
Heating Oil	2,016,000 gallons	1,680,000 gallons	2,268,000 gallons
Fair Values of Derivative Instruments
The fair values of the Company’s derivative instruments, which represent Level 2 fair value measurements, were as follows:

		Assets / (Liabilities)
Derivatives Designated as Hedging Instruments	Balance Sheet Location	April 2, 2022	April 3, 2021	September 30, 2021
Interest rate swap agreements	Prepaid and other current assets	$2.2	$—	$—
	Other assets	15.7	4.9	3.3
	Other current liabilities	(0.5)	(8.1)	(5.7)
	Other liabilities	—	(4.7)	(2.5)
Commodity hedging instruments	Prepaid and other current assets	12.2	1.3	13.9
Total derivatives designated as hedging instruments		$29.6	$(6.6)	$9.0

Derivatives Not Designated as Hedging Instruments	Balance Sheet Location
Currency forward contracts	Prepaid and other current assets	$3.9	$1.3	$3.4
	Other current liabilities	—	(1.0)	(0.2)
Commodity hedging instruments	Prepaid and other current assets	3.7	1.2	1.3
Total derivatives not designated as hedging instruments		7.6	1.5	4.5
Total derivatives		$37.2	$(5.1)	$13.5

The effect of derivative instruments on AOCL, net of tax, and the Condensed Consolidated Statements of Operations for each of the periods presented was as follows:

Derivatives in Cash Flow Hedging Relationships	Amount of Gain / (Loss) Recognized in AOCL
	Three Months Ended		Six Months Ended
	April 2, 2022	April 3, 2021	April 2, 2022	April 3, 2021
Interest rate swap agreements	$11.5	$4.9	$14.4	$5.2
Commodity hedging instruments	4.7	2.5	11.4	4.7
Total	$16.2	$7.4	$25.8	$9.9

Contents	THE SCOTTS MIRACLE-GRO COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — (Continued)
(Dollars in millions, except per share data)

Derivatives in Cash Flow Hedging Relationships	Reclassified from AOCL into Statement of Operations	Amount of Gain / (Loss)
		Three Months Ended		Six Months Ended
		April 2, 2022	April 3, 2021	April 2, 2022	April 3, 2021
Interest rate swap agreements	Interest expense	$(1.3)	$(2.3)	$(2.1)	$(4.1)
Commodity hedging instruments	Cost of sales	5.6	0.3	6.6	0.2
Total		$4.3	$(2.0)	$4.5	$(3.9)

Derivatives Not Designated as Hedging Instruments	Recognized in Statement of Operations	Amount of Gain / (Loss)
		Three Months Ended		Six Months Ended
		April 2, 2022	April 3, 2021	April 2, 2022	April 3, 2021
Currency forward contracts	Other income / expense, net	$4.0	$0.9	$5.0	$(7.1)
Commodity hedging instruments	Cost of sales	5.9	1.4	6.5	2.1
Total		$9.9	$2.3	$11.5	$(5.0)

NOTE 14. FAIR VALUE MEASUREMENTS
The following table summarizes the fair value of the Company’s assets and liabilities for which disclosure of fair value is required:

		April 2, 2022		April 3, 2021		September 30, 2021
	Fair Value Hierarchy Level	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Assets
Cash equivalents	Level 1	$3.8	$3.8	$2.4	$2.4	$222.5	$222.5
Other
Investment securities in non-qualified retirement plan assets	Level 1	47.4	47.4	43.5	43.5	45.0	45.0
Convertible debt investments	Level 3	192.4	192.4	—	—	190.3	190.3

Liabilities
Debt instruments
Credit facilities – revolving loans	Level 2	1,135.0	1,135.0	460.2	460.2	—	—
Credit facilities – term loans	Level 2	650.0	650.0	690.0	690.0	670.0	670.0
Senior Notes due 2031 – 4.000%	Level 2	500.0	437.5	500.0	497.5	500.0	498.8
Senior Notes due 2032 – 4.375%	Level 2	400.0	352.0	—	—	400.0	402.0
Senior Notes due 2029 – 4.500%	Level 2	450.0	420.8	450.0	464.6	450.0	466.9
Senior Notes due 2026 – 5.250%	Level 2	250.0	252.5	250.0	261.6	250.0	258.1
Receivables facility	Level 2	400.0	400.0	160.0	160.0	—	—
Other debt	Level 2	13.6	13.6	7.6	7.6	11.9	11.9

Contents	THE SCOTTS MIRACLE-GRO COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — (Continued)
(Dollars in millions, except per share data)
The cost basis of convertible debt investments was $193.1 at April 2, 2022 and September 30, 2021. There were no purchases of convertible debt investments during the three and six months ended April 2, 2022. During the three and six months ended April 2, 2022, the Company recorded unrealized gains of $0.1 and $0.4 in AOCL, respectively, and investment income of $0.9 and $1.7, respectively, associated with its Level 3 convertible debt investments. The amortized cost basis of convertible debt investments was $195.1 and $193.4 at April 2, 2022 and September 30, 2021, respectively.
NOTE 15. LEASES
The Company leases certain property and equipment from third parties under various non-cancelable lease agreements, including industrial, commercial and office properties and equipment that support the management, manufacturing, distribution and research and development of products marketed and sold by the Company. The lease agreements generally require that the Company pay taxes, insurance and maintenance expenses related to the leased assets. At April 2, 2022, the Company had entered into operating leases that were yet to commence with a combined total expected lease liability of $54.6. From time to time, the Company will sublease portions of its facilities, resulting in sublease income. Sublease income and the related cash flows were not material to the condensed consolidated financial statements for the three and six months ended April 2, 2022 and April 3, 2021.
The Company leases certain vehicles (primarily cars and light trucks) under agreements that are cancellable after the first year, but typically continue on a month-to-month basis until canceled by the Company. The vehicle leases and certain other non-cancelable operating leases contain residual value guarantees that create a contingent obligation on the part of the Company to compensate the lessor if the leased asset cannot be sold for an amount in excess of a specified minimum value at the conclusion of the lease term. If all such vehicle leases had been canceled as of April 2, 2022, the Company’s residual value guarantee would have approximated $5.0.
Supplemental balance sheet information related to the Company’s leases was as follows:

	Balance Sheet Location	April 2, 2022	April 3, 2021	September 30, 2021
Operating leases:
Right-of-use assets	Other assets	$293.2	$208.0	$293.0

Current lease liabilities	Other current liabilities	71.9	60.1	66.4
Non-current lease liabilities	Other liabilities	230.3	154.9	234.4
Total operating lease liabilities		$302.2	$215.0	$300.8

Finance leases:
Right-of-use assets	Property, plant and equipment, net	$28.3	$31.9	$31.3

Current lease liabilities	Current portion of debt	6.0	5.3	5.9
Non-current lease liabilities	Long-term debt	24.5	28.2	27.5
Total finance lease liabilities		$30.5	$33.5	$33.4

Contents	THE SCOTTS MIRACLE-GRO COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — (Continued)
(Dollars in millions, except per share data)
Components of lease cost were as follows:

	Three Months Ended		Six Months Ended
	April 2, 2022	April 3, 2021	April 2, 2022	April 3, 2021
Operating lease cost (a)	$21.5	$16.1	$42.4	$31.5
Variable lease cost	11.2	12.1	21.0	15.2

Finance lease cost
Amortization of right-of-use assets	1.6	1.5	3.2	3.0
Interest on lease liabilities	0.3	0.3	0.6	0.7
Total finance lease cost	$1.9	$1.8	$3.8	$3.7
(a)Operating lease cost includes amortization of ROU assets of $19.3 and $36.9 for the three and six months ended April 2, 2022, respectively, and $14.6 and $27.9 for the three and six months ended April 3, 2021, respectively. Short-term lease expense is excluded from operating lease cost and is not material.
Supplemental cash flow information and non-cash activity related to the Company’s leases were as follows:

	Six Months Ended
	April 2, 2022	April 3, 2021
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases, net	$41.4	$29.0
Operating cash flows from finance leases	0.6	0.7
Financing cash flows from finance leases	2.9	2.6

Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$38.1	$77.6
Weighted-average remaining lease term and discount rate for the Company’s leases were as follows:

April 2, 2022
Weighted-average remaining lease term (in years):
Operating leases	5.2
Finance leases	7.6

Weighted-average discount rate:
Operating leases	3.2%
Finance leases	4.3%
Maturities of lease liabilities by fiscal year for the Company’s leases as of April 2, 2022 were as follows:

Year	Operating Leases	Finance Leases
2022 (remainder of the year)	$41.6	$3.5
2023	75.6	7.1
2024	67.6	7.1
2025	52.4	2.9
2026	35.8	1.9
Thereafter	55.9	13.6
Total lease payments	328.9	36.1
Less: Imputed interest	(26.7)	(5.6)
Total lease liabilities	$302.2	$30.5

Contents	THE SCOTTS MIRACLE-GRO COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — (Continued)
(Dollars in millions, except per share data)
NOTE 16. SEGMENT INFORMATION
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
The following tables present financial information for the Company’s reportable segments for the periods indicated:

	Three Months Ended		Six Months Ended
	April 2, 2022	April 3, 2021	April 2, 2022	April 3, 2021
Net Sales:
U.S. Consumer	$1,379.8	$1,374.0	$1,722.2	$1,782.2
Hawthorne	202.6	363.8	393.2	673.2
Other	96.0	91.0	128.9	122.0
Consolidated	$1,678.4	$1,828.8	$2,244.3	$2,577.4

Segment Profit (Loss):
U.S. Consumer	$428.9	$435.9	$439.6	$481.2
Hawthorne	3.3	41.4	(2.0)	81.8
Other	10.5	17.6	11.8	17.6
Total Segment Profit	442.7	494.9	449.4	580.6
Corporate	(39.1)	(48.1)	(70.5)	(82.7)
Intangible asset amortization	(10.4)	(7.8)	(19.3)	(15.2)
Impairment, restructuring and other	(5.3)	(14.9)	(7.1)	(24.6)
Equity in loss of unconsolidated affiliates	(6.5)	(1.5)	(13.8)	(1.5)
Interest expense	(28.3)	(19.3)	(52.1)	(35.4)
Other non-operating income, net	1.9	0.9	3.7	16.1
Income from continuing operations before income taxes	$355.0	$404.2	$290.3	$437.3

Contents	THE SCOTTS MIRACLE-GRO COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — (Continued)
(Dollars in millions, except per share data)
The following table presents net sales by product category for the periods indicated:

	Three Months Ended		Six Months Ended
	April 2, 2022	April 3, 2021	April 2, 2022	April 3, 2021
U.S. Consumer:
Growing media and mulch	$542.0	$532.4	$622.0	$622.4
Lawn care	536.1	530.3	659.9	696.3
Controls	141.9	142.2	196.7	204.7
Roundup® marketing agreement	63.9	63.8	84.7	81.1
Other	95.9	105.3	158.9	177.7
Hawthorne:
Nutrients	45.1	80.1	81.0	141.2
Lighting	42.6	108.5	91.4	223.8
Growing environments	42.4	65.5	88.4	121.3
Growing media	40.8	58.4	70.7	94.0
Other, primarily hardware	31.7	51.3	61.7	92.9
Other:
Lawn care	36.6	34.4	39.2	39.2
Growing media	27.9	27.9	42.9	44.7
Other, primarily gardening and controls	31.5	28.7	46.8	38.1
Total net sales	$1,678.4	$1,828.8	$2,244.3	$2,577.4

The following table presents net sales by geographic area for the periods indicated:

	Three Months Ended		Six Months Ended
	April 2, 2022	April 3, 2021	April 2, 2022	April 3, 2021
Net sales:
United States	$1,575.5	$1,711.2	$2,082.2	$2,391.7
International	102.9	117.6	162.1	185.7
	$1,678.4	$1,828.8	$2,244.3	$2,577.4

Contents	THE SCOTTS MIRACLE-GRO COMPANY
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
Through our Hawthorne segment, we are the leading manufacturer, marketer and distributor of lighting, nutrients, growing media, growing environments and hardware products for indoor and hydroponic gardening in North America. Our key brands include General Hydroponics®, Gavita®, Botanicare®, Agrolux®, Can-Filters®, Sun System®, Gro Pro®, Mother Earth®, Hurricane®, Grower’s Edge®, Hydro-Logic® and Luxx Lighting®.
On December 30, 2021, our Hawthorne segment completed the acquisition of substantially all of the assets of Luxx Lighting, Inc., a leading provider of lighting products for indoor growing that significantly strengthens our industry-leading lighting portfolio, for a purchase price of $213.2. On April 28, 2022, our Hawthorne segment completed the acquisition of substantially all of the assets of Cyco, an Australia-based provider of premium nutrients, additives and growing media products for indoor growing, for a purchase price of $34.4 plus contingent consideration with a maximum payout of $10.0.
During fiscal 2021, we announced the creation of a newly formed subsidiary, THC, which will focus on strategic minority non-equity investments in areas of the cannabis industry not currently pursued by our Hawthorne segment. This initiative is designed to allow us, in the future, to participate directly in a larger marketplace as the legal environment changes over time. On August 24, 2021, we made our initial investment under this initiative in the form of a $150.0 six-year convertible note issued to us by Toronto-based RIV Capital (CSE: RIV) (OTC: CNPOF), a cannabis investment and acquisition firm listed on the Canadian Securities Exchange. On April 22, 2022, pursuant to our follow-on investment rights, we made an additional investment in RIV Capital in the form of a $25.0 convertible note. During the fourth quarter of fiscal 2021, we made additional minority non-equity investments of $43.1 in other entities focused on branded cannabis and high quality genetics. These investments include conversion features that would provide us with minority ownership interests in these entities if we exercise

Contents	THE SCOTTS MIRACLE-GRO COMPANY
(Dollars in millions, except per share data)
the conversion features. Refer to “NOTE 3. ACQUISITIONS AND INVESTMENTS” for more information regarding these investments.
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
On February 6, 2020, Scotts Miracle-Gro announced that its Board of Directors authorized the repurchase of up to $750.0 of Common Shares from April 30, 2020 through March 25, 2023. During the three and six months ended April 2, 2022, Scotts Miracle-Gro repurchased approximately 0.4 million and 1.1 million Common Shares under this share repurchase authorization for $50.0 and $175.0, respectively. During the three and six months ended April 3, 2021, Scotts Miracle-Gro repurchased approximately 0.1 million and 0.3 million Common Shares under this share repurchase authorization for $12.5 and $50.5, respectively.
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
Recent Events
The COVID-19 pandemic has had, and continues to have, an impact on financial markets, economic conditions, and portions of our business and industry. We have actively addressed the pandemic’s ongoing impact on our employees, operations, customers, consumers, and communities, by, among other things, implementing contingency plans, making operational adjustments where necessary, and providing assistance to organizations that support front-line workers. The first priority of our pandemic response has been and remains the health, safety and well-being of our employees. In addition to implementing measures to help ensure the health and safety of our employees, we implemented an interim premium pay allowance during fiscal 2020 and 2021 for certain associates in our field sales force and our manufacturing and distribution centers, which paid out nearly $50.0 in aggregate.
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
We have experienced higher transportation and materials costs, including fertilizer inputs such as urea, due in part to the negative impact of the war in Ukraine on the global economy. We expect a continuing inflationary environment that is heightened by this conflict, and we are continuing to address these impacts to our operations. We have no operations in Russia or Ukraine.

Contents	THE SCOTTS MIRACLE-GRO COMPANY
(Dollars in millions, except per share data)
RESULTS OF OPERATIONS
The following table sets forth the components of earnings as a percentage of net sales for the three months ended April 2, 2022 and April 3, 2021:

	April 2, 2022	% Of Net Sales	April 3, 2021	% Of Net Sales
Net sales	$1,678.4	100.0%	$1,828.8	100.0%
Cost of sales	1,084.7	64.6	1,158.9	63.4
Cost of sales—impairment, restructuring and other	5.3	0.3	12.4	0.7
Gross profit	588.4	35.1	657.5	36.0
Operating expenses:
Selling, general and administrative	204.7	12.2	231.5	12.7
Impairment, restructuring and other	0.1	—	2.5	0.1
Other income, net	(4.3)	(0.3)	(0.6)	—
Income from operations	387.9	23.1	424.1	23.2
Equity in loss of unconsolidated affiliates	6.5	0.4	1.5	0.1
Interest expense	28.3	1.7	19.3	1.1
Other non-operating income, net	(1.9)	(0.1)	(0.9)	—
Income from continuing operations before income taxes	355.0	21.2	404.2	22.1
Income tax expense from continuing operations	78.5	4.7	93.1	5.1
Income from continuing operations	276.5	16.5	311.1	17.0
Loss from discontinued operations, net of tax	—	—	(0.9)	—
Net income	$276.5	16.5%	$310.2	17.0%
The sum of the components may not equal due to rounding.

The following table sets forth the components of earnings as a percentage of net sales for the six months ended April 2, 2022 and April 3, 2021:

	April 2, 2022	% Of Net Sales	April 3, 2021	% Of Net Sales
Net sales	$2,244.3	100.0%	$2,577.4	100.0%
Cost of sales	1,532.0	68.3	1,707.7	66.3
Cost of sales—impairment, restructuring and other	5.3	0.2	21.4	0.8
Gross profit	707.0	31.5	848.3	32.9
Operating expenses:
Selling, general and administrative	358.7	16.0	388.2	15.1
Impairment, restructuring and other	1.8	0.1	3.2	0.1
Other income, net	(6.0)	(0.3)	(1.2)	—
Income from operations	352.5	15.7	458.1	17.8
Equity in loss of unconsolidated affiliates	13.8	0.6	1.5	0.1
Interest expense	52.1	2.3	35.4	1.4
Other non-operating income, net	(3.7)	(0.2)	(16.1)	(0.6)
Income from continuing operations before income taxes	290.3	12.9	437.3	17.0
Income tax expense from continuing operations	63.9	2.8	101.1	3.9
Income from continuing operations	226.4	10.1	336.2	13.0
Loss from discontinued operations, net of tax	—	—	(0.9)	—
Net income	$226.4	10.1%	$335.3	13.0%
The sum of the components may not equal due to rounding.

Contents	THE SCOTTS MIRACLE-GRO COMPANY
(Dollars in millions, except per share data)

Net Sales
Net sales for the three months ended April 2, 2022 were $1,678.4, a decrease of 8.2% from net sales of $1,828.8 for the three months ended April 3, 2021. Net sales for the six months ended April 2, 2022 were $2,244.3, a decrease of 12.9% from net sales of $2,577.4 for the six months ended April 3, 2021. These changes in net sales were attributable to the following:

	Three Months Ended	Six Months Ended
	April 2, 2022	April 2, 2022
Volume	(16.0)%	(19.7)%
Pricing	7.0	6.1
Acquisitions	0.8	0.7
Change in net sales	(8.2)%	(12.9)%
The decrease in net sales for the three and six months ended April 2, 2022 as compared to the three and six months ended April 3, 2021 was primarily driven by:
•decreased sales volume driven by lighting, nutrients, growing media, hardware and growing environments products in our Hawthorne segment; and seed, fertilizer, soils and controls products in our U.S. Consumer segment;
•partially offset by increased pricing in our U.S. Consumer, Hawthorne and Other segments; and
•the addition of net sales from acquisitions.
Cost of Sales
The following table shows the major components of cost of sales for the periods indicated:

	Three Months Ended		Six Months Ended
	April 2, 2022	April 3, 2021	April 2, 2022	April 3, 2021
Materials	$627.4	$680.9	$864.6	$995.3
Distribution and warehousing	235.3	216.1	350.3	324.3
Manufacturing labor and overhead	200.0	235.3	275.5	347.5
Costs associated with Roundup® marketing agreement	22.0	26.6	41.6	40.6
Cost of sales	1,084.7	1,158.9	1,532.0	1,707.7
Cost of sales—impairment, restructuring and other	5.3	12.4	5.3	21.4
	$1,090.0	$1,171.3	$1,537.3	$1,729.1
Factors contributing to the change in cost of sales are outlined in the following table:

	Three Months Ended	Six Months Ended
	April 2, 2022	April 2, 2022
Volume, product mix and other	$(122.3)	$(224.0)
Material cost changes	53.1	47.6
Costs associated with Roundup® marketing agreement	(4.7)	1.0
Foreign exchange rates	(0.3)	(0.3)
	(74.2)	(175.7)
Impairment, restructuring and other	(7.1)	(16.1)
Change in cost of sales	$(81.3)	$(191.8)
The decrease in cost of sales for the three months ended April 2, 2022 as compared to the three months ended April 3, 2021 was primarily driven by:
•lower sales volume in our U.S. Consumer and Hawthorne segments;
•a decrease in impairment, restructuring and other charges; and

Contents	THE SCOTTS MIRACLE-GRO COMPANY
(Dollars in millions, except per share data)
•a decrease in costs associated with the Roundup® marketing agreement;
•partially offset by higher material costs in our U.S. Consumer and Other segments; and
•higher transportation and warehousing costs included within “volume, product mix and other” in our U.S. Consumer, Hawthorne and Other segments.
The decrease in cost of sales for the six months ended April 2, 2022 as compared to the six months ended April 3, 2021 was primarily driven by:
•lower sales volume in our U.S. Consumer and Hawthorne segments; and
•a decrease in impairment, restructuring and other charges;
•partially offset by higher material costs in our U.S. Consumer and Other segments; and
•higher transportation and warehousing costs included within “volume, product mix and other” in our U.S. Consumer, Hawthorne and Other segments.
Gross Profit
As a percentage of net sales, our gross profit rate was 35.1% and 36.0% for the three months ended April 2, 2022 and April 3, 2021, respectively. As a percentage of net sales, our gross profit rate was 31.5% and 32.9% for the six months ended April 2, 2022 and April 3, 2021, respectively. Factors contributing to the change in gross profit rate are outlined in the following table:

	Three Months Ended	Six Months Ended
	April 2, 2022	April 2, 2022
Volume, product mix and other	(3.4)%	(4.7)%
Material costs	(3.4)	(2.3)
Acquisitions	(0.1)	(0.1)
Roundup® commissions and reimbursements	0.3	—
Pricing	5.4	5.1
	(1.2)%	(2.0)%
Impairment, restructuring and other	0.3	0.6
Change in gross profit rate	(0.9)%	(1.4)%
The decrease in gross profit rate for the three months ended April 2, 2022 as compared to the three months ended April 3, 2021 was primarily driven by:
•higher material costs in our U.S. Consumer and Other segments;
•higher transportation and warehousing costs of 300 bps included within “volume, product mix and other” in our U.S. Consumer, Hawthorne and Other segments; and
•unfavorable leverage of fixed costs driven by lower sales volume in our U.S. Consumer and Hawthorne segments;
•partially offset by increased pricing in our U.S. Consumer, Hawthorne and Other segments;
•a decrease in impairment, restructuring and other charges; and
•a decrease in costs associated with the Roundup® marketing agreement.
The decrease in gross profit rate for the six months ended April 2, 2022 as compared to the six months ended April 3, 2021 was primarily driven by:
•higher transportation and warehousing costs of 340 bps included within “volume, product mix and other” in our U.S. Consumer, Hawthorne and Other segments;
•higher material costs in our U.S. Consumer and Other segments; and
•unfavorable leverage of fixed costs driven by lower sales volume in our U.S. Consumer and Hawthorne segments;
•partially offset by increased pricing in our U.S. Consumer, Hawthorne and Other segments; and
•a decrease in impairment, restructuring and other charges.

Contents	THE SCOTTS MIRACLE-GRO COMPANY
(Dollars in millions, except per share data)
Selling, General and Administrative Expenses
The following table sets forth the components of selling, general and administrative expenses (“SG&A”) for the periods indicated:

	Three Months Ended		Six Months Ended
	April 2, 2022	April 3, 2021	April 2, 2022	April 3, 2021
Advertising	$49.1	$68.8	$67.3	$95.5
Research and development	12.4	10.3	24.9	20.6
Amortization of intangibles	8.9	7.3	16.3	14.5
Share-based compensation	15.9	17.7	23.2	25.8
Other selling, general and administrative	118.4	127.4	227.0	231.8
	$204.7	$231.5	$358.7	$388.2
SG&A decreased $26.8, or 11.6%, during the three months ended April 2, 2022 compared to the three months ended April 3, 2021. Advertising expense decreased $19.7, or 28.6%, during the three months ended April 2, 2022 driven by decreased media spending in our U.S. Consumer segment. Other SG&A decreased $9.0, or 7.1%, during the three months ended April 2, 2022 driven by a decrease in short-term variable cash incentive compensation expense.
SG&A decreased $29.5, or 7.6%, during the six months ended April 2, 2022 compared to the six months ended April 3, 2021. Advertising expense decreased $28.2, or 29.5%, during the six months ended April 2, 2022 driven by decreased media spending in our U.S. Consumer segment. Other SG&A decreased $4.8, or 2.1%, during the six months ended April 2, 2022 driven by a decrease in short-term variable cash incentive compensation expense, partially offset by higher people costs.
Impairment, Restructuring and Other
Activity described herein is classified within the “Cost of sales—impairment, restructuring and other” and “Impairment, restructuring and other” lines in the Condensed Consolidated Statements of Operations. The following table details impairment, restructuring and other charges for each of the periods presented:

	Three Months Ended		Six Months Ended
	April 2, 2022	April 3, 2021	April 2, 2022	April 3, 2021
Cost of sales—impairment, restructuring and other:
COVID-19 related costs	$—	$12.3	$—	$21.0
Restructuring and other charges, net	2.5	0.1	2.5	0.4
Property, plant and equipment impairments	2.8	—	2.8	—
Operating expenses:
COVID-19 related costs	—	2.6	—	3.2
Restructuring and other charges (recoveries), net	0.1	(0.1)	1.8	—
Impairment, restructuring and other charges from continuing operations	$5.4	$14.9	$7.1	$24.6
During the second quarter of fiscal 2022, we announced plans to consolidate U.S. lighting manufacturing for our Hawthorne segment into a single location and to close another recently acquired assembly facility and move those operations to our Santa Rosa, California facility. During the three and six months ended April 2, 2022, our Hawthorne segment incurred costs of $5.3 in in the “Cost of sales—impairment, restructuring and other” line in the Condensed Consolidated Statements of Operations and $0.1 in the “Impairment, restructuring and other” line in the Condensed Consolidated Statements of Operations in connection with this restructuring initiative related to employee termination benefits and impairment of property, plant and equipment.
Subsequent to April 2, 2022, we began evaluating actions to reduce the size of our Hawthorne segment supply chain network and implement productivity and other restructuring activities in our U.S. Consumer segment and Corporate functions, which, if executed, may result in additional charges during our third and fourth quarters of fiscal 2022.

Contents	THE SCOTTS MIRACLE-GRO COMPANY
(Dollars in millions, except per share data)
In response to the COVID-19 pandemic, we implemented measures intended to protect the health and safety of our employees and maintain our ability to provide products to our customers. Costs incurred during the three and six months ended April 2, 2022 were immaterial. During the three and six months ended April 3, 2021, we incurred costs of $14.9 and $24.2, respectively, associated with the COVID-19 pandemic primarily related to premium pay. We incurred costs of $10.7 and $19.0 in our U.S. Consumer segment, $1.5 and $1.9 in our Hawthorne segment and $0.1 in our Other segment in the “Cost of sales—impairment, restructuring and other” line in the Condensed Consolidated Statements of Operations during the three and six months ended April 3, 2021, respectively. We incurred costs of $2.6 and $3.2 in our U.S. Consumer segment in the “Impairment, restructuring and other” line in the Condensed Consolidated Statements of Operations during the three and six months ended April 3, 2021, respectively.
Other Income, net
Other income is comprised of activities such as royalty income from the licensing of certain of our brand names, foreign exchange transaction gains and losses and gains and losses from the disposition of non-inventory assets. Other income was $4.3 and $0.6 for the three months ended April 2, 2022 and April 3, 2021, respectively; and was $6.0 and $1.2 for the six months ended April 2, 2022 and April 3, 2021, respectively. The change for the three and six months ended April 2, 2022 was primarily due to gains on the sale of long-lived assets during the second quarter of fiscal 2022.
Income from Operations
Income from operations was $387.9 for the three months ended April 2, 2022, a decrease of 8.5% compared to $424.1 for the three months ended April 3, 2021; and was $352.5 for the six months ended April 2, 2022, a decrease of 23.1% compared to $458.1 for the six months ended April 3, 2021. For the three and six months ended April 2, 2022, the decrease was driven by lower net sales and a decrease in gross profit rate, partially offset by lower impairment, restructuring and other charges, lower SG&A and higher other income.
Equity in Loss of Unconsolidated Affiliates
We acquired a 50% equity interest in Bonnie Plants, LLC on December 31, 2020. Our interest is accounted for using the equity method of accounting, with our proportionate share of Bonnie Plants, LLC earnings subsequent to December 31, 2020 reflected in the Condensed Consolidated Statements of Operations. We recorded equity in loss of unconsolidated affiliates associated with Bonnie Plants, LLC of $6.5 and $13.8 during the three and six months ended April 2, 2022, respectively, as compared to $1.5 during the three and six months ended April 3, 2021.
Interest Expense
Interest expense was $28.3 for the three months ended April 2, 2022, an increase of 46.6% compared to $19.3 for the three months ended April 3, 2021. The increase was driven by higher average borrowings of $1,158.2 due to higher inventory production, capital expenditures, acquisition activity and repurchases of our Common Shares.
Interest expense was $52.1 for the six months ended April 2, 2022, an increase of 47.2% compared to $35.4 for the six months ended April 3, 2021. The increase was driven by higher average borrowings of $1,041.5 due to higher inventory production, capital expenditures, acquisition activity and repurchases of our Common Shares.
Other Non-Operating Income, Net
Other non-operating income was $1.9 and $0.9 for the three months ended April 2, 2022 and April 3, 2021, respectively, and was $3.7 and $16.1 for the six months ended April 2, 2022 and April 3, 2021, respectively. On December 31, 2020, we acquired a 50% equity interest in Bonnie Plants, LLC in exchange for a cash payment of $100.7, forgiveness of our outstanding loan receivable with AFC and surrender of our options to increase our economic interest in the Bonnie Plants business. Our loan receivable with AFC, which was previously recognized in the “Other assets” line in the Condensed Consolidated Balance Sheets, had a carrying value of $66.4 on December 31, 2020 and we recognized a gain of $12.5 during the three months ended January 2, 2021 to write-up the value of the loan to its closing date fair value of $78.9.
Income Tax Expense from Continuing Operations
The effective tax rates related to continuing operations for the six months ended April 2, 2022 and April 3, 2021 were 22.0% and 23.1%, respectively. The effective tax rate used for interim purposes is based on our best estimate of factors impacting the effective tax rate for the full fiscal year. Factors affecting the estimated effective tax rate include assumptions as to income by jurisdiction (domestic and foreign), the availability and utilization of tax credits and the existence of elements of income and expense that may not be taxable or deductible. The estimated effective tax rate is subject to revision in later interim periods and at fiscal year-end as facts and circumstances change during the course of the fiscal year. There can be no assurance

Contents	THE SCOTTS MIRACLE-GRO COMPANY
(Dollars in millions, except per share data)
that the effective tax rate estimated for interim financial reporting purposes will approximate the effective tax rate determined at fiscal year-end.
Income from Continuing Operations
Income from continuing operations was $276.5, or $4.94 per diluted share, for the three months ended April 2, 2022 compared to $311.1, or $5.44 per diluted share, for the three months ended April 3, 2021. The decrease was driven by lower net sales, a decrease in gross profit rate, higher interest expense and higher equity in loss of unconsolidated affiliates, partially offset by lower impairment, restructuring and other charges, lower SG&A and higher other income.
Diluted average common shares used in the diluted income per common share calculation for the three months ended April 2, 2022 were 56.0 million, which included dilutive potential Common Shares of 0.5 million. Diluted average common shares used in the diluted income per common share calculation for the three months ended April 3, 2021 were 57.1 million, which included dilutive potential Common Shares of 1.4 million. The decrease was primarily the result of Common Share repurchase activity partially offset by the exercise and issuance of share-based compensation awards.
Income from continuing operations was $226.4, or $4.02 per diluted share, for the six months ended April 2, 2022 compared to $336.2, or $5.88 per diluted share, for the six months ended April 3, 2021. The decrease was driven by lower net sales, a decrease in gross profit rate, higher interest expense, higher equity in loss of unconsolidated affiliates and lower other non-operating income, partially offset by lower impairment, restructuring and other charges, lower SG&A and higher other income.
Diluted average common shares used in the diluted income per common share calculation for the six months ended April 2, 2022 were 56.3 million, which included dilutive potential Common Shares of 0.8 million. Diluted average common shares used in the diluted income per common share calculation for the six months ended April 3, 2021 were 57.0 million, which included dilutive potential Common Shares of 1.3 million. The decrease was primarily the result of Common Share repurchase activity partially offset by the exercise and issuance of share-based compensation awards.
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
The following table sets forth net sales by segment:

	Three Months Ended		Six Months Ended
	April 2, 2022	April 3, 2021	April 2, 2022	April 3, 2021
U.S. Consumer	$1,379.8	$1,374.0	$1,722.2	$1,782.2
Hawthorne	202.6	363.8	393.2	673.2
Other	96.0	91.0	128.9	122.0
Consolidated	$1,678.4	$1,828.8	$2,244.3	$2,577.4

Contents	THE SCOTTS MIRACLE-GRO COMPANY
(Dollars in millions, except per share data)
The following table sets forth Segment Profit (Loss) as well as a reconciliation to income from continuing operations before income taxes, the most directly comparable GAAP measure:

	Three Months Ended		Six Months Ended
	April 2, 2022	April 3, 2021	April 2, 2022	April 3, 2021
U.S. Consumer	$428.9	$435.9	$439.6	$481.2
Hawthorne	3.3	41.4	(2.0)	81.8
Other	10.5	17.6	11.8	17.6
Total Segment Profit (Non-GAAP)	442.7	494.9	449.4	580.6
Corporate	(39.1)	(48.1)	(70.5)	(82.7)
Intangible asset amortization	(10.4)	(7.8)	(19.3)	(15.2)
Impairment, restructuring and other	(5.3)	(14.9)	(7.1)	(24.6)
Equity in loss of unconsolidated affiliates	(6.5)	(1.5)	(13.8)	(1.5)
Interest expense	(28.3)	(19.3)	(52.1)	(35.4)
Other non-operating income, net	1.9	0.9	3.7	16.1
Income from continuing operations before income taxes (GAAP)	$355.0	$404.2	$290.3	$437.3
U.S. Consumer
U.S. Consumer segment net sales were $1,379.8 in the second quarter of fiscal 2022, an increase of 0.4% from second quarter of fiscal 2021 net sales of $1,374.0; and were $1,722.2 for the first six months of fiscal 2022, a decrease of 3.4% from the first six months of fiscal 2021 net sales of $1,782.2. For the second quarter of fiscal 2022, the increase was driven by the favorable impact of increased pricing of 8.4%, partially offset by the unfavorable impact of volume of 8.0%. For the six months ended April 2, 2022, the decrease was driven by the unfavorable impact of volume of 10.7%, partially offset by the favorable impact of increased pricing of 7.3%. The decrease in sales volume for the three and six months ended April 2, 2022 was driven by seed, fertilizer, soils and controls products.
U.S. Consumer Segment Profit was $428.9 in the second quarter of fiscal 2022, a decrease of 1.6% from the second quarter of fiscal 2021 Segment Profit of $435.9; and Segment Profit was $439.6 for the first six months of fiscal 2022, a decrease of 8.6% from the first six months of fiscal 2021 Segment Profit of $481.2. For the three months ended April 2, 2022, the decrease was primarily due to a lower gross profit rate, partially offset by lower SG&A. For the six months ended April 2, 2022, the decrease was primarily due to lower net sales and a lower gross profit rate, partially offset by lower SG&A.
Hawthorne
Hawthorne segment net sales were $202.6 in the second quarter of fiscal 2022, a decrease of 44.3% from second quarter of fiscal 2021 net sales of $363.8; and were $393.2 for the first six months of fiscal 2022, a decrease of 41.6% from the first six months of fiscal 2021 net sales of $673.2. For the second quarter of fiscal 2022, the decrease was driven by the unfavorable impacts of volume and foreign exchange rates of 50.9% and 0.1%, respectively, partially offset by the favorable impacts of increased pricing and acquisitions of 2.7% and 4.0%, respectively. For the six months ended April 2, 2022, the decrease was driven by the unfavorable impacts of volume and foreign exchange rates of 47.0% and 0.2%, respectively, partially offset by the favorable impacts of increased pricing and acquisitions of 3.1% and 2.5%, respectively. The decrease in sales volume for the three and six months ended April 2, 2022 was driven by lighting, nutrients, growing media, hardware and growing environments products.
Hawthorne Segment Profit was $3.3 in the second quarter of fiscal 2022, a decrease of 92.0% from the second quarter of fiscal 2021 Segment Profit of $41.4; and Segment Loss was $2.0 for the first six months of fiscal 2022, a decrease of 102.4% from the first six months of fiscal 2021 Segment Profit of $81.8. For the three and six months ended April 2, 2022, the decrease was driven by lower net sales, a lower gross profit rate and higher SG&A.

Contents	THE SCOTTS MIRACLE-GRO COMPANY
(Dollars in millions, except per share data)
Our Hawthorne segment has been negatively impacted during the six months ended April 2, 2022 by both an oversupply of cannabis, which has slowed down indoor and outdoor cultivation, and higher transportation and warehousing costs. Although we expect that the oversupply of cannabis and cost increases will continue to adversely impact our Hawthorne segment during the remainder of fiscal 2022, we are taking actions intended to mitigate the impact, including reducing costs. If the oversupply of cannabis and cost increases persist longer, or are more significant than we expect or we are unable to mitigate their impact, our results of operations could be adversely impacted for a longer period and to a greater extent than we currently anticipate. At April 2, 2022, the goodwill for our Hawthorne segment totaled $433.0. As of April 2, 2022, we concluded that no goodwill impairment exists for our Hawthorne segment. This assessment considered the impact of temporary lower sales volumes and increased costs being experienced by our Hawthorne segment during the first six months of fiscal 2022 as well as changes to other assumptions used in the fiscal 2021 annual impairment assessment, including the discount rate. While we consider our assumptions to be reasonable and appropriate and informed by temporary downturns in Hawthorne results experienced during 2018 and 2019, they are complex and subjective. Adverse changes in key assumptions in the future may result in a decline in the fair value of our Hawthorne segment below its carrying value and an impairment of its goodwill. These adverse changes may include, among other things: a failure to meet expected revenue and profitability growth rates; an increase in the discount rate; a decrease in the long-term growth rate; or a significant change in economic conditions.
Other
Other segment net sales were $96.0 in the second quarter of fiscal 2022, an increase of 5.5% from the second quarter of fiscal 2021 net sales of $91.0; and were $128.9 for the first six months of fiscal 2022, an increase of 5.7% from the first six months of fiscal 2021 net sales of $122.0. For the second quarter of fiscal 2022, the increase was driven by the favorable impacts of pricing, volume and foreign exchange rates of 4.7%, 0.6% and 0.2%, respectively. For the six months ended April 2, 2022, the increase was driven by the favorable impacts of pricing and foreign exchange rates of 5.2% and 0.9%, respectively, partially offset by the unfavorable impact of volume of 0.4%.
Other Segment Profit was $10.5 in the second quarter of fiscal 2022, a decrease of 40.3% from the second quarter of fiscal 2021 Segment Profit of $17.6; and Segment Profit was $11.8 for the first six months of fiscal 2022, a decrease of 33.0% from the first six months of fiscal 2021 Segment Profit of $17.6. For the three and six months ended April 2, 2022, the decrease was driven by a lower gross profit rate, partially offset by higher net sales.
Corporate
Corporate expenses were $39.1 in the second quarter of fiscal 2022, a decrease of 18.7% from second quarter of fiscal 2021 expenses of $48.1; and were $70.5 for the first six months of fiscal 2022, a decrease of 14.8% from the first six months of fiscal 2021 expenses of $82.7. For the three and six months ended April 2, 2022, the decrease was driven by lower short-term variable cash incentive compensation expense and higher other income.
LIQUIDITY AND CAPITAL RESOURCES
The following table summarizes cash activities:

	Six Months Ended
	April 2, 2022	April 3, 2021
Net cash used in operating activities	$(1,142.6)	$(699.9)
Net cash used in investing activities	(255.8)	(173.8)
Net cash provided by financing activities	1,171.3	871.1
Operating Activities
Cash used in operating activities totaled $1,142.6 for the six months ended April 2, 2022, an increase of $442.7 as compared to $699.9 for the six months ended April 3, 2021. This increase was driven by higher inventory, lower net income and higher interest payments, partially offset by lower tax payments and lower short-term variable cash incentive compensation payouts. Higher inventory was driven by higher production to meet expected future demand and higher input costs. The six months ended April 2, 2022 was also impacted by extended payment terms with several of our major vendors across the U.S. Consumer and Hawthorne segments, as well as Monsanto, for payments originally due in the final weeks of fiscal 2021 that were paid in the first quarter of fiscal 2022.

Contents	THE SCOTTS MIRACLE-GRO COMPANY
(Dollars in millions, except per share data)
Investing Activities
Cash used in investing activities totaled $255.8 for the six months ended April 2, 2022, an increase of $82.0 as compared to $173.8 for the six months ended April 3, 2021. Cash used for investments in property, plant and equipment during the first six months of fiscal 2022 and 2021 was $66.0 and $53.7, respectively. We also completed the acquisitions of Luxx Lighting, Inc. and True Liberty Bags during the six months ended April 2, 2022 in exchange for cash payments of $202.8, as well as the issuance of 0.1 million Common Shares, a non-cash investing and financing activity, with a fair value of $21.0 based on the share price at the time of payment. In addition, we received proceeds from the sale of long-lived assets of $8.5 and received $4.5 associated with currency forward contracts during the six months ended April 2, 2022. During the six months ended April 3, 2021, we acquired a 50% equity interest in Bonnie Plants, LLC in exchange for a cash payment of $100.7, as well as non-cash investing activities that included forgiveness of our outstanding loan receivable with AFC and surrender of our options to increase our economic interest in the Bonnie Plants business. In addition, during the six months ended April 3, 2021, we acquired contract rights within our U.S. Consumer segment for a cash payment of $10.0 and we paid cash of $8.9 associated with currency forward contracts.
Financing Activities
Cash provided by financing activities totaled $1,171.3 for the six months ended April 2, 2022 as compared $871.1 for the six months ended April 3, 2021. This change was driven by an increase in net borrowings under our Fifth A&R Credit Facilities of $994.3 during the six months ended April 2, 2022, partially offset by the issuance of $500.0 aggregate principal amount of 4.00% Senior Notes during the six months ended April 3, 2021, an increase in repurchases of our Common Shares of $194.2 and an increase in dividends paid of $22.3 during the six months ended April 2, 2022. In addition, during the six months ended April 3, 2021, we made payments of $15.5 associated with the acquisition of the remaining outstanding shares of AeroGrow and paid financing and issuance fees of $7.0.
Cash and Cash Equivalents
Our cash and cash equivalents were held in cash depository accounts with major financial institutions around the world or invested in high-quality, short-term liquid investments having original maturities of three months or less. The cash and cash equivalents balances of $17.1, $14.4 and $244.1 as of April 2, 2022, April 3, 2021 and September 30, 2021, respectively, included $4.0, $6.2 and $15.9, respectively, held by controlled foreign corporations. As of April 2, 2022, we maintain our assertion of indefinite reinvestment of the earnings of all material foreign subsidiaries.
Borrowing Agreements
Credit Facilities
Our primary sources of liquidity are cash generated by operations and borrowings under our credit facilities, which are guaranteed by substantially all of Scotts Miracle-Gro’s domestic subsidiaries. On July 5, 2018, we entered into a fifth amended and restated credit agreement (the “Fifth A&R Credit Agreement”), which provided us with five-year senior secured loan facilities in the aggregate principal amount of $2,300.0, comprised of a revolving credit facility of $1,500.0 and a term loan in the original principal amount of $800.0 (the “Fifth A&R Credit Facilities”). Under the Fifth A&R Credit Facilities, we had the ability to obtain letters of credit up to $75.0.
At April 2, 2022, we had letters of credit outstanding in the aggregate principal amount of $19.9 and had $345.2 of borrowing availability under the Fifth A&R Credit Agreement. The weighted average interest rates on average borrowings under the Fifth A&R Credit Agreement were 1.8% and 1.9% for the six months ended April 2, 2022 and April 3, 2021, respectively.
On April 8, 2022, we entered into a sixth amended and restated credit agreement (the “Sixth A&R Credit Agreement”), providing us with five-year senior secured loan facilities in the aggregate principal amount of $2,500.0, comprised of a revolving credit facility of $1,500.0 and a term loan in the original principal amount of $1,000.0 (the “Sixth A&R Credit Facilities”). The Sixth A&R Credit Agreement also provides us with the right to seek additional committed credit under the agreement in an aggregate amount of up to $500.0 plus an unlimited additional amount, subject to certain specified financial and other conditions. The Sixth A&R Credit Agreement replaces the Fifth A&R Credit Agreement and will terminate on April 8, 2027. The Sixth A&R Credit Facilities will be available for issuance of letters of credit up to $100.0. The terms of the Sixth A&R Credit Agreement include customary representations and warranties, affirmative and negative covenants, financial covenants, and events of default. The Fifth A&R Credit Agreement would have terminated on July 5, 2023, if it had not been amended and restated pursuant to the Sixth A&R Credit Agreement.
Under the terms of the Sixth A&R Credit Agreement, loans bear interest, at our election, at a rate per annum equal to either (i) the Alternate Base Rate plus the Applicable Spread (each, as defined in the Sixth A&R Credit Agreement) or (ii) the

Contents	THE SCOTTS MIRACLE-GRO COMPANY
(Dollars in millions, except per share data)
Adjusted Term SOFR Rate for the Interest Period in effect for such borrowing plus the Applicable Spread (all as defined in the Sixth A&R Credit Agreement). Swingline Loans shall bear interest at the applicable Swingline Rate set forth in the Sixth A&R Credit Agreement. Further, interest rates for other select non-U.S. dollar borrowings, including borrowings denominated in euro, Pounds Sterling and Canadian Dollars, are based on separate interest rate indices, as set forth in the Sixth A&R Credit Agreement. The Sixth A&R Credit Agreement is secured by (i) a perfected first priority security interest in all of the accounts receivable, inventory and equipment of Scotts Miracle-Gro and certain of its domestic subsidiaries and (ii) the pledge of all of the capital stock of certain of Scotts Miracle-Gro’s domestic subsidiaries and a portion of the capital stock of certain of its foreign subsidiaries. The collateral does not include any of our intellectual property.
The Sixth A&R Credit Agreement contains, among other obligations, an affirmative covenant regarding our leverage ratio determined as of the end of each of its fiscal quarters ending on and after April 2, 2022 calculated as average total indebtedness, divided by our earnings before interest, taxes, depreciation and amortization (“EBITDA”), as adjusted pursuant to the terms of the Sixth A&R Credit Agreement (“Adjusted EBITDA”). The maximum permitted leverage ratio is 4.50, which is unchanged from the Fifth A&R Credit Agreement. Our leverage ratio was 3.81 at April 2, 2022. The Sixth A&R Credit Agreement also contains an affirmative covenant regarding our interest coverage ratio determined as of the end of each of our fiscal quarters ending on and after April 2, 2022. The interest coverage ratio is calculated as Adjusted EBITDA divided by interest expense, as described in the Sixth A&R Credit Agreement, and excludes costs related to refinancings. The minimum required interest coverage ratio is 3.00, which is unchanged from the Fifth A&R Credit Agreement. Our interest coverage ratio was 7.81 for the twelve months ended April 2, 2022. As of April 2, 2022, we were in compliance with these financial covenants.
The Sixth A&R Credit Agreement allows us to make unlimited restricted payments (as defined in the Sixth A&R Credit Agreement), including dividend payments on, and repurchases of, our Common Shares, as long as the leverage ratio resulting from the making of such restricted payments is 4.00 or less. Otherwise, we may make further restricted payments in an aggregate amount for each fiscal year not to exceed $225.0. We continue to monitor our compliance with the leverage ratio, interest coverage ratio and other covenants contained in the Sixth A&R Credit Agreement and, based upon our current operating assumptions, we expect to remain in compliance with the permissible leverage ratio and interest coverage ratio throughout fiscal 2022. However, an unanticipated shortfall in earnings, an increase in net indebtedness or other factors could materially affect our ability to remain in compliance with the financial or other covenants of the Sixth A&R Credit Agreement, potentially causing us to have to seek an amendment or waiver from our lending group which could result in repricing of the Sixth A&R Credit Agreement. While we believe we have good relationships with our lending group, we can provide no assurance that such a request would result in a modified or replacement credit agreement on reasonable terms, if at all.
Senior Notes
On December 15, 2016, we issued $250.0 aggregate principal amount of 5.250% Senior Notes due 2026. The 5.250% Senior Notes represent general unsecured senior obligations and rank equal in right of payment with our existing and future unsecured senior debt. The 5.250% Senior Notes have interest payment dates of June 15 and December 15 of each year. Substantially all of our directly and indirectly owned domestic subsidiaries serve as guarantors of the 5.250% Senior Notes.
On October 22, 2019, we issued $450.0 aggregate principal amount of 4.500% Senior Notes due 2029. The 4.500% Senior Notes represent general unsecured senior obligations and rank equal in right of payment with our existing and future unsecured senior debt. The 4.500% Senior Notes have interest payment dates of April 15 and October 15 of each year. All of our domestic subsidiaries that serve as guarantors of the 5.250% Senior Notes also serve as guarantors of the 4.500% Senior Notes.
On March 17, 2021, we issued $500.0 aggregate principal amount of 4.000% Senior Notes due 2031. The 4.000% Senior Notes represent general unsecured senior obligations and rank equal in right of payment with our existing and future unsecured senior debt. The 4.000% Senior Notes have interest payment dates of April 1 and October 1 of each year. All of our domestic subsidiaries that serve as guarantors of the 5.250% Senior Notes also serve as guarantors of the 4.000% Senior Notes.
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

Contents	THE SCOTTS MIRACLE-GRO COMPANY
(Dollars in millions, except per share data)
during the seasonal commitment period beginning on February 25, 2022 and ending on June 17, 2022 is $160.0. The Receivables Facility expires on August 19, 2022.
We account for the sale of receivables under the Receivables Facility as short-term debt and continue to carry the receivables on our Condensed Consolidated Balance Sheets, primarily as a result of our requirement to repurchase receivables sold. As of April 2, 2022 and April 3, 2021, there were $400.0 and $160.0, respectively, in borrowings on receivables pledged as collateral under the Receivables Facility, and the carrying value of the receivables pledged as collateral was $444.5 and $177.8, respectively.
Interest Rate Swap Agreements
We enter into interest rate swap agreements with major financial institutions that effectively convert a portion of our variable rate debt to a fixed rate. Interest payments made between the effective date and expiration date are hedged by the swap agreements. Swap agreements that were hedging interest payments as of April 2, 2022, April 3, 2021 and September 30, 2021 had a maximum total U.S. dollar equivalent notional amount of $800.0, $900.0 and $600.0, respectively. The notional amount, effective date, expiration date and rate of each of the swap agreements outstanding at April 2, 2022 are shown in the table below:

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

	April 2, 2022	September 30, 2021
Current assets	$2,953.8	$1,834.8
Noncurrent assets (a)	2,699.3	2,484.5
Current liabilities	1,354.0	1,038.1
Noncurrent liabilities	3,662.9	2,611.8
(a)Includes amounts due from Non-Guarantor subsidiaries of $69.5 and $39.8, respectively.

	Six Months Ended	Year Ended
	April 2, 2022	September 30, 2021
Net sales	$2,085.7	$4,507.6
Gross profit	681.5	1,380.6
Income from continuing operations (a)	230.1	510.9
Net income	230.1	510.8
Net income attributable to controlling interest	230.1	509.9
(a)Includes intercompany income from Non-Guarantor subsidiaries of $6.9 and $26.3, respectively.

Contents	THE SCOTTS MIRACLE-GRO COMPANY
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
Contractual Obligations
Other than as disclosed in this Quarterly Report on Form 10-Q, there have been no material changes outside of the ordinary course of business in our outstanding contractual obligations since the end of fiscal 2021 and through April 2, 2022.
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
With the participation of the principal executive officer and principal financial officer of the Registrant, the Registrant’s management has evaluated the effectiveness of the Registrant’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the fiscal quarter covered by this Quarterly Report on Form 10-Q. Based upon that evaluation, the Registrant’s principal executive officer and principal financial officer have concluded that the Registrant’s disclosure controls and procedures were effective as of April 2, 2022.
Changes in Internal Control Over Financial Reporting
In addition, there were no changes in the Registrant’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during the Registrant’s fiscal quarter ended April 2, 2022 that have materially affected, or are reasonably likely to materially affect, the Registrant’s internal control over financial reporting.
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
ITEM 1A. RISK FACTORS
Reference is made to the Risk Factors set forth in Part I, Item 1A of our Annual Report on Form 10-K for the year ended September 30, 2021 filed on November 23, 2021. The information presented below updates the applicable risk factor appearing in our 2021 Annual Report on Form 10-K.
Our goodwill may be impaired, which would require us to record a significant charge to earnings in accordance with generally accepted accounting principles.
U.S. GAAP requires us to test our goodwill for impairment on an annual basis, or more frequently if circumstances indicate potential impairment. Our Hawthorne segment has been negatively impacted by both an oversupply of cannabis, which has slowed down indoor and outdoor cultivation, and higher transportation and warehousing costs. As of April 2, 2022, we concluded that no goodwill impairment exists for our Hawthorne segment. This assessment considered the impact of temporary lower sales volumes and increased costs being experienced by our Hawthorne segment during fiscal 2022 as well as changes to other assumptions used in the fiscal 2021 annual impairment assessment. This testing involves estimates and significant judgments by management. While we consider our assumptions to be reasonable and appropriate and informed by temporary downturns in Hawthorne results experienced during 2018 and 2019, they are complex and subjective. Adverse changes in key assumptions in the future may result in a decline in the fair value of our Hawthorne segment below its carrying value and an impairment of its goodwill. If we determine that an impairment has occurred, it may be necessary to record impairment charges in the future, which could have a material adverse effect on our results of operations in the period in which the impairment charge is recorded.
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

Contents
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
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The payment of future dividends, if any, on the Common Shares will be determined by the Board of Directors in light of conditions then existing, including the Company’s earnings, financial condition and capital requirements, restrictions in financing agreements, business conditions and other factors. The Sixth A&R Credit Agreement allows the Company to make unlimited restricted payments (as defined in the Sixth A&R Credit Agreement), including dividend payments on, and repurchases of, the Company’s Common Shares, as long as the leverage ratio resulting from the making of such restricted payments is 4.00 or less. Otherwise, the Company may make further restricted payments in an aggregate amount for each fiscal year not to exceed $225.0 million. The Company’s leverage ratio was 3.81 at April 2, 2022.
The following table shows the purchases of Common Shares made by or on behalf of Scotts Miracle-Gro or any “affiliated purchaser” (as defined in Rule 10b-18(a)(3) under the Securities Exchange Act of 1934, as amended) of Scotts Miracle-Gro for each of the three fiscal months in the quarter ended April 2, 2022:

Period	Total Number of Common Shares Purchased(1)	Average Price Paid per Common Share(2)	Total Number of Common Shares Purchased as Part of Publicly Announced Plans or Programs(3)	Approximate Dollar Value of Common Shares That May Yet be Purchased Under the Plans or Programs(3)
January 2, 2022 through January 29, 2022	97,009	$157.71	96,366	$496,721,924
January 30, 2022 through February 26, 2022	109,671	$138.62	109,671	$481,519,753
February 27, 2022 through April 2, 2022	159,710	$126.34	155,140	$461,912,353
Total	366,390	$138.32	361,177

(1)All of the Common Shares purchased during the second quarter of fiscal 2022 were purchased in open market transactions. The total number of Common Shares purchased during the quarter includes 5,213 Common Shares purchased by the trustee of the rabbi trust established by the Company as permitted pursuant to the terms of The Scotts Company LLC Executive Retirement Plan (the “ERP”).

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

Contents
THE SCOTTS MIRACLE-GRO COMPANY
QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED APRIL 2, 2022

INDEX TO EXHIBITS

Incorporated by Reference
Exhibit No.	Description	Form	Exhibit	Filing Date	Filed Herewith
10.1	The Scotts Miracle-Gro Company Long-Term Incentive Plan (Effective as of January 24, 2022)	8-K	10.1	January 27, 2022
10.2	Consulting Agreement, dated February 8, 2022, between The Scotts Company LLC and Hanft Ideas LLC				X
10.3	Form of Standard Performance Unit Award Agreement which may be made under The Scotts Miracle-Gro Company Long-Term Incentive Plan	10-Q	10.1	February 9, 2022
10.4	Form of Standard Restricted Stock Unit Award Agreement which may be made under The Scotts Miracle-Gro Company Long-Term Incentive Plan	10-Q	10.2	February 9, 2022
10.5
Sixth Amended and Restated Credit Agreement, dated as of April 8, 2022, by and among The Scotts Miracle-Gro Company, as a Borrower; the Subsidiary Borrowers (as defined therein); JPMorgan Chase Bank, N.A., as Administrative Agent; Wells Fargo Bank, National Association, Mizuho Bank, Ltd. and Bank of America, N.A., as Co- Syndication Agents; CoBank, ACB, Fifth Third Bank, National Association, Coöperatieve Rabobank U.A., New York Branch, Sumitomo Mitsui Banking Corporation, TD Bank N.A. and Truist Bank, as Co-Documentation Agents; and the several other banks and other financial institutions from time to time parties thereto
		8-K	10.1	April 14, 2022
10.6	Sixth Amended and Restated Guarantee and Collateral Agreement, dated as of April 8, 2022, made by The Scotts Miracle-Gro Company, each domestic Subsidiary Borrower under the Sixth Amended and Restated Credit Agreement, and certain of its and their domestic subsidiaries, in favor of JPMorgan Chase Bank, N.A., as Administrative Agent	8-K	10.2	April 14, 2022
21	Subsidiaries of The Scotts Miracle-Gro Company				X
22	Guarantor Subsidiaries				X
31.1	Rule 13a-14(a)/15d-14(a) Certifications (Principal Executive Officer)				X
31.2	Rule 13a-14(a)/15d-14(a) Certifications (Principal Financial Officer)				X
32	Section 1350 Certifications (Principal Executive Officer and Principal Financial Officer)				X
101.SCH	XBRL Taxonomy Extension Schema				X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase				X
101.DEF	XBRL Taxonomy Extension Definition Linkbase				X
101.LAB	XBRL Taxonomy Extension Label Linkbase				X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase				X
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)				X

Contents
SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

THE SCOTTS MIRACLE-GRO COMPANY

Date: May 11, 2022	/s/ CORY J. MILLER
Printed Name: Cory J. Miller
Title: Executive Vice President and Chief Financial Officer