Form 10-Q
period 2022-07-02
SCOTTS MIRACLE-GRO CO
filed 2022-08-10
CIK 825542

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_________________________________________
FORM 10-Q
_________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended July 2, 2022
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
As of August 5, 2022, there were 55,405,649 Common Shares outstanding.

Table of Contents

Table of Contents
PART I—FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

THE SCOTTS MIRACLE-GRO COMPANY
Condensed Consolidated Statements of Operations
(In millions, except per share data)
(Unaudited)

	Three Months Ended		Nine Months Ended
	July 2, 2022	July 3, 2021	July 2, 2022	July 3, 2021
Net sales	$1,186.1	$1,609.7	$3,430.4	$4,187.2
Cost of sales	883.7	1,114.3	2,415.6	2,822.2
Cost of sales—impairment, restructuring and other	65.8	0.8	71.1	22.2
Gross profit	236.6	494.6	943.7	1,342.8
Operating expenses:
Selling, general and administrative	135.8	194.1	494.6	582.3
Impairment, restructuring and other	658.4	0.5	660.2	3.7
Other (income) expense, net	4.9	(2.1)	(1.0)	(3.4)
Income (loss) from operations	(562.5)	302.1	(210.1)	760.2
Equity in income of unconsolidated affiliates	(15.1)	(21.5)	(1.3)	(20.0)
Interest expense	31.0	21.9	83.1	57.3
Other non-operating income, net	(1.7)	(1.2)	(5.4)	(17.3)
Income (loss) from continuing operations before income taxes	(576.7)	302.9	(286.5)	740.2
Income tax expense (benefit) from continuing operations	(132.8)	73.1	(69.0)	174.2
Income (loss) from continuing operations	(443.9)	229.8	(217.5)	566.0
Loss from discontinued operations, net of tax	—	(3.9)	—	(4.7)
Net income (loss)	$(443.9)	$225.9	$(217.5)	$561.3
Net income attributable to noncontrolling interest	—	—	—	(0.9)
Net income (loss) attributable to controlling interest	$(443.9)	$225.9	$(217.5)	$560.4

Basic income (loss) per common share:
Income (loss) from continuing operations	$(8.01)	$4.12	$(3.91)	$10.15
Loss from discontinued operations	—	(0.07)	—	(0.09)
Basic net income (loss) per common share	$(8.01)	$4.05	$(3.91)	$10.06
Weighted-average common shares outstanding during the period	55.4	55.8	55.6	55.7

Diluted income (loss) per common share:
Income (loss) from continuing operations	$(8.01)	$4.00	$(3.91)	$9.90
Loss from discontinued operations	—	(0.06)	—	(0.09)
Diluted net income (loss) per common share	$(8.01)	$3.94	$(3.91)	$9.81
Weighted-average common shares outstanding during the period plus dilutive potential common shares	55.4	57.4	55.6	57.1
See Notes to Condensed Consolidated Financial Statements.

Contents

THE SCOTTS MIRACLE-GRO COMPANY
Condensed Consolidated Statements of Comprehensive Income (Loss)
(In millions)
(Unaudited)

	Three Months Ended		Nine Months Ended
	July 2, 2022	July 3, 2021	July 2, 2022	July 3, 2021
Net income (loss)	$(443.9)	$225.9	$(217.5)	$561.3
Other comprehensive income (loss):
Net foreign currency translation adjustment	(12.3)	2.4	(17.9)	10.5
Net unrealized gains (losses) on derivative instruments, net of tax	(9.0)	1.6	16.8	11.5
Reclassification of net unrealized (gains) losses on derivative instruments to net income, net of tax	1.4	0.5	(3.0)	4.4
Net unrealized losses on securities, net of tax	(60.0)	—	(59.8)	—
Pension and other post-retirement benefit adjustments, net of tax	3.6	(0.4)	5.6	(1.2)
Total other comprehensive income (loss)	(76.3)	4.1	(58.3)	25.2
Comprehensive income (loss)	(520.2)	230.0	(275.8)	586.5
Comprehensive income attributable to noncontrolling interest	—	—	—	(0.9)
Comprehensive income (loss) attributable to controlling interest	$(520.2)	$230.0	$(275.8)	$585.6
See Notes to Condensed Consolidated Financial Statements.

Contents

THE SCOTTS MIRACLE-GRO COMPANY
Condensed Consolidated Statements of Cash Flows
(In millions)
(Unaudited)

	Nine Months Ended
	July 2, 2022	July 3, 2021
OPERATING ACTIVITIES
Net income (loss)	$(217.5)	$561.3
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Impairment, restructuring and other	641.8	—
Deferred taxes	(162.7)	7.6
Share-based compensation expense	28.6	34.0
Depreciation	50.3	47.0
Amortization	28.5	23.0
Equity in income of unconsolidated affiliates	(1.3)	(20.0)
Other, net	0.5	(11.4)
Changes in assets and liabilities, net of acquired businesses:
Accounts receivable	(467.7)	(558.1)
Inventories	(256.6)	(337.2)
Prepaid and other assets	(36.1)	(62.5)
Accounts payable	(288.3)	87.9
Other current liabilities	(50.1)	24.7
Restructuring and other	33.7	(1.9)
Other non-current items	20.6	(2.3)
Other, net	(3.3)	0.8
Net cash used in operating activities	(679.6)	(207.1)

INVESTING ACTIVITIES
Proceeds from sale of long-lived assets	9.4	0.1
Investments in property, plant and equipment	(99.0)	(77.9)
Investments in unconsolidated affiliates	—	(102.3)
Payment for acquisitions, net of cash acquired	(237.3)	(21.8)
Purchase of convertible debt investments	(25.0)	—
Other investing, net	17.4	(10.0)
Net cash used in investing activities	(334.5)	(211.9)

FINANCING ACTIVITIES
Borrowings under revolving and bank lines of credit and term loans	3,440.0	1,231.9
Repayments under revolving and bank lines of credit and term loans	(2,253.3)	(1,064.9)
Proceeds from issuance of 4.000% Senior Notes	—	500.0
Financing and issuance fees	(9.7)	(7.2)
Dividends paid	(129.6)	(106.1)
Purchase of Common Shares	(257.7)	(91.0)
Cash received from exercise of stock options	2.6	14.3
Acquisition of noncontrolling interests	—	(17.4)
Other financing, net	5.6	—
Net cash provided by financing activities	797.9	459.6
Effect of exchange rate changes on cash	(0.1)	1.1
Net increase (decrease) in cash and cash equivalents	(216.3)	41.7
Cash and cash equivalents at beginning of period	244.1	16.6
Cash and cash equivalents at end of period	$27.8	$58.3
See Notes to Condensed Consolidated Financial Statements.

Contents

THE SCOTTS MIRACLE-GRO COMPANY
Condensed Consolidated Balance Sheets
(In millions, except per share data)
(Unaudited)

	July 2, 2022	July 3, 2021	September 30, 2021
ASSETS
Current assets:
Cash and cash equivalents	$27.8	$58.3	$244.1
Accounts receivable, less allowances of $16.8, $10.9 and $16.8, respectively	674.7	1,058.0	483.4
Accounts receivable pledged	277.8	—	—
Inventories	1,407.6	962.8	1,126.6
Prepaid and other current assets	200.8	146.9	169.9
Total current assets	2,588.7	2,226.0	2,024.0
Investment in unconsolidated affiliates	208.3	224.5	207.0
Property, plant and equipment, net of accumulated depreciation of $778.4, $727.0 and $737.4, respectively	625.2	582.6	622.2
Goodwill	254.7	547.1	605.2
Intangible assets, net	627.1	677.8	709.6
Other assets	689.7	363.1	632.0
Total assets	$4,993.7	$4,621.1	$4,800.0

LIABILITIES AND EQUITY
Current liabilities:
Current portion of debt	$322.0	$53.7	$57.8
Accounts payable	291.0	467.9	609.4
Other current liabilities	458.9	515.2	473.2
Total current liabilities	1,071.9	1,036.8	1,140.4
Long-term debt	3,155.6	2,132.0	2,236.7
Other liabilities	348.1	329.9	409.6
Total liabilities	4,575.6	3,498.7	3,786.7
Commitments and contingencies (Note 13)
Equity:
Common shares and capital in excess of $0.01 stated value per share; shares outstanding of 55.4, 55.8 and 55.6, respectively	362.0	471.4	477.0
Retained earnings	1,276.9	1,691.0	1,605.1
Treasury shares, at cost; 12.8, 12.4 and 12.6 shares, respectively	(1,096.1)	(966.1)	(1,002.4)
Accumulated other comprehensive loss	(124.7)	(73.9)	(66.4)
Total equity	418.1	1,122.4	1,013.3
Total liabilities and equity	$4,993.7	$4,621.1	$4,800.0
See Notes to Condensed Consolidated Financial Statements.

Contents	THE SCOTTS MIRACLE-GRO COMPANY
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
Organization and Basis of Presentation
The Company’s unaudited condensed consolidated financial statements for the three and nine months ended July 2, 2022 and July 3, 2021 are presented in accordance with accounting principles generally accepted in the United States of America (“GAAP”). The condensed consolidated financial statements include the accounts of Scotts Miracle-Gro and its subsidiaries. All intercompany transactions and accounts have been eliminated in consolidation. The Company’s consolidation criteria are based on majority ownership (as evidenced by a majority voting interest in the entity) and an objective evaluation and determination of effective management control. On February 26, 2021, the Company acquired the remaining outstanding shares of AeroGrow International, Inc. (“AeroGrow”). Prior to this date, the equity owned by other shareholders was shown as noncontrolling interest in the Condensed Consolidated Balance Sheets, and the other shareholders’ portion of net earnings and other comprehensive income was shown as net (income) loss or comprehensive (income) loss attributable to noncontrolling interest in the Condensed Consolidated Statements of Operations and Condensed Consolidated Statements of Comprehensive Income (Loss), respectively. The results of businesses acquired or disposed of are included in the condensed consolidated financial statements from the date of each acquisition or up to the date of disposal, respectively. In the opinion of management, interim results reflect all normal and recurring adjustments and are not necessarily indicative of results for a full year.
Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been omitted or condensed pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Accordingly, this Quarterly Report on Form 10-Q for the fiscal quarter ended July 2, 2022 (this “Form 10-Q”) should be read in conjunction with Scotts Miracle-Gro’s Annual Report on Form 10-K for the fiscal year ended September 30, 2021 (the “2021 Annual Report”), which includes a complete set of footnote disclosures, including the Company’s significant accounting policies.
The Company’s Condensed Consolidated Balance Sheet at September 30, 2021 has been derived from the Company’s audited Consolidated Balance Sheet at that date, but does not include all of the information and footnotes required by GAAP for complete financial statements.
Long-Lived Assets
The Company had non-cash investing activities of $13.3 and $13.8 during the nine months ended July 2, 2022 and July 3, 2021, respectively, representing unpaid liabilities to acquire property, plant and equipment.
Statements of Cash Flows
Supplemental cash flow information was as follows:

	Nine Months Ended
	July 2, 2022	July 3, 2021
Interest paid	$87.8	$56.6
Income tax payments	26.9	165.9
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
NOTE 3. ACQUISITIONS AND INVESTMENTS
Cyco
On April 28, 2022, the Company’s Hawthorne segment completed the acquisition of substantially all of the assets of S.J. Enterprises PTY LTD, d.b.a. Cyco, an Australia-based provider of premium nutrients, additives and growing media products for indoor growing, for an estimated purchase price of $37.4. The purchase price includes contingent consideration, a non-cash investing activity, with an initial fair value of $3.1 and a maximum payout of $10.0, which will be paid by the Company based on the achievement of certain performance metrics through December 31, 2024. Prior to the transaction, the Company served as the exclusive distributor of Cyco’s products in the United States. The valuation of the acquired assets included (i) $1.3 of inventory, (ii) $10.5 of finite-lived identifiable intangible assets and (iii) $25.6 of tax-deductible goodwill. Identifiable intangible assets included trade names, customer relationships and non-compete agreements with useful lives ranging between 5 and 25 years. The estimated fair values of the identifiable intangible assets were determined using an income-based approach, which includes market participant expectations of cash flows that an asset will generate over the remaining useful life discounted to present value using an appropriate discount rate.
Luxx Lighting
On December 30, 2021, the Company’s Hawthorne segment completed the acquisition of substantially all of the assets of Luxx Lighting, Inc., a leading provider of lighting products for indoor growing. The purchase price was $213.2, a portion of which was paid by the issuance of 0.1 million of the common shares, $0.01 par value per share, of Scotts Miracle-Gro (“Common Shares”), a non-cash investing and financing activity, with a fair value of $21.0 based on the share price at the time of payment. During the second quarter of fiscal 2022, the Company identified quality issues with certain Luxx products sold prior to the closing of the acquisition. As of July 2, 2022, the accrual for product return refund liabilities and warranty claims associated with these quality issues was $8.9, which was recognized as a measurement-period adjustment. During the third quarter of fiscal 2022, the preliminary valuation of the acquired assets was revised to reflect updated acquisition-date assumptions including the longer duration and increased significance of lower sales volumes and cost increases. The Company recognized the resulting impact as a measurement-period adjustment. The revised valuation resulted in a decrease in the value of finite-lived identifiable intangible assets of $59.5 and a corresponding increase in goodwill. The revised valuation of the acquired assets included (i) $32.8 of inventory and accounts receivable, (ii) $5.7 of current assets, (iii) $24.2 of current liabilities, (iv) $47.3 of finite-lived identifiable intangible assets and (v) $151.6 of tax-deductible goodwill. Identifiable intangible assets included trade names, customer relationships and non-compete agreements with useful lives ranging between 5 and 25 years. The estimated fair values of the identifiable intangible assets were determined using an income-based approach, which includes market participant expectations of cash flows that an asset will generate over the remaining useful life discounted to present value using an appropriate discount rate.
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
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — (Continued)
(Dollars in millions, except per share data)
the acquired assets included (i) $1.1 of inventory, (ii) $5.8 of finite-lived identifiable intangible assets and (iii) $3.2 of tax-deductible goodwill. Identifiable intangible assets included trade names and customer relationships with useful lives of 15 years. The estimated fair values of the identifiable intangible assets were determined using an income-based approach, which includes market participant expectations of cash flows that an asset will generate over the remaining useful life discounted to present value using an appropriate discount rate.
Hydro-Logic
On August 27, 2021, the Company’s Hawthorne segment completed the acquisition of substantially all of the assets of Hydro-Logic Purification Systems, Inc., a leading provider of products, accessories and systems for water filtration and purification, for $65.3. The valuation of the acquired assets included (i) $4.5 of inventory and accounts receivable, (ii) $1.6 of noncurrent assets, (iii) $2.6 of other liabilities, (iv) $23.1 of finite-lived identifiable intangible assets and (v) $38.7 of tax-deductible goodwill. Identifiable intangible assets included trade names, customer relationships and non-compete agreements with useful lives ranging between 5 and 15 years. The estimated fair values of the identifiable intangible assets were determined using an income-based approach, which includes market participant expectations of cash flows that an asset will generate over the remaining useful life discounted to present value using an appropriate discount rate.
The Hawthorne Collective
On August 24, 2021, the Company’s wholly-owned subsidiary, The Hawthorne Collective, Inc. (“THC”), made its initial investment under the Company’s strategic minority non-equity investment initiative in the form of a $150.0 six-year convertible note issued to the Company by Toronto-based RIV Capital Inc. (“RIV Capital”) (CSE: RIV) (OTC: CNPOF), a cannabis investment and acquisition firm listed on the Canadian Securities Exchange. The note accrues interest at 2 percent annually for the first two years and provides additional follow-on investment rights. Accrued interest will be payable to THC at maturity or will be included in the conversion value of the note at the time of conversion. The conversion feature is based upon the RIV Capital closing stock price on August 9, 2021. In connection with the Company’s investment, RIV Capital increased the size of its board of directors from four to seven members and added three nominees of the Company to the board of directors of RIV Capital. On April 22, 2022, pursuant to its follow-on investment rights, the Company made an additional investment in RIV Capital in the form of a $25.0 convertible note. The note accrues interest at 2 percent annually for the first two years and matures on August 24, 2027. Accrued interest will be payable to THC at maturity or will be included in the conversion value of the note at the time of conversion. The conversion feature is based upon the RIV Capital closing stock price on March 29, 2022. Additionally, RIV Capital is expected to increase the size of its board of directors to nine members, which is expected to include four nominees of the Company. The initial and follow-on investments would provide the Company with approximately 42 percent ownership of RIV Capital if it exercises the conversion features of both investments.
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
During the fourth quarter of fiscal 2021, THC made minority non-equity investments of $43.1 in other entities focused on branded cannabis and high quality genetics. These additional investments also include conversion features that would provide the Company with minority ownership interests if it exercises the conversion features, as well as restrictions that the funds will not be used in connection with or for any cannabis or cannabis-related operations in the U.S. unless and until such operations comply with all applicable U.S. federal laws.
Rhizoflora
On August 13, 2021, the Company’s Hawthorne segment completed the acquisition of substantially all of the assets of Rhizoflora, Inc., the manufacturer of terpene enhancing nutrient products Terpinator® and Purpinator®, for $33.7. The valuation of the acquired assets included (i) $0.6 of inventory, (ii) $10.9 of finite-lived identifiable intangible assets and (iii) $22.2 of tax-deductible goodwill. Identifiable intangible assets included trade names, customer relationships and non-compete agreements with useful lives ranging between 5 and 25 years. The estimated fair values of the identifiable intangible assets were determined using an income-based approach, which includes market participant expectations of cash flows that an asset will generate over the remaining useful life discounted to present value using an appropriate discount rate.

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
NOTE 4.  GOODWILL AND INTANGIBLE ASSETS
The following table displays a rollforward of the carrying amount of goodwill by reportable segment:

	U.S. Consumer	Hawthorne	Other	Total
Goodwill	$245.7	$444.8	$11.1	$701.6
Accumulated impairment losses	(1.8)	(94.6)	—	(96.4)
Balance at September 30, 2021	243.9	350.2	11.1	605.2
Acquisitions and measurement-period adjustments	—	180.8	—	180.8
Foreign currency translation	—	(8.6)	(0.3)	(8.9)
Impairment	—	(522.4)	—	(522.4)

Goodwill	$245.7	$617.0	$10.8	$873.5
Accumulated impairment losses	(1.8)	(617.0)	—	(618.8)
Balance at July 2, 2022	$243.9	$—	$10.8	$254.7
The following table presents intangible assets, net of accumulated amortization and impairment charges:

	July 2, 2022			September 30, 2021
	Gross Carrying Amount	Accumulated Amortization/ Impairment Charges	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization/ Impairment Charges	Net Carrying Amount
Finite-lived intangible assets:
Trade names	$322.1	$(151.0)	$171.1	$293.4	$(73.3)	$220.1
Customer relationships	252.9	(143.1)	109.8	228.3	(91.7)	136.6
Technology	49.2	(43.0)	6.2	49.2	(41.3)	7.9
Other	35.6	(19.5)	16.1	35.3	(14.2)	21.1
Total finite-lived intangible assets, net			303.2			385.7
Indefinite-lived intangible assets:
Indefinite-lived trade names			168.2			168.2
Roundup® marketing agreement amendment			155.7			155.7
Total indefinite-lived intangible assets			323.9			323.9
Total intangible assets, net			$627.1			$709.6
During the third quarter of fiscal 2022, the Company’s Hawthorne reporting unit continued to experience adverse financial results driven by an oversupply of cannabis, which has slowed down indoor and outdoor cultivation, and higher transportation and warehousing costs. As a result, the Company made further revisions to its internal forecasts relating to its Hawthorne reporting unit. The Company concluded that the changes in circumstances in this reporting unit and the decline in the Company’s market capitalization triggered the need for an interim impairment review of its goodwill. These changes in circumstances also indicated that the carrying amounts of Hawthorne’s long-lived assets, including trade names and customer relationships, may not be recoverable. Accordingly, the Company performed a recoverability test for long-lived assets as of July 2, 2022. The Company concluded that the carrying value of long-lived assets exceeded their estimated fair value and recorded impairment charges of $69.0 related to trade names and $41.0 related to customer relationships in the “Impairment,

Contents	THE SCOTTS MIRACLE-GRO COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — (Continued)
(Dollars in millions, except per share data)
restructuring and other” line in the Condensed Consolidated Statements of Operations. The fair values of long-lived assets were determined using income-based approaches, including the relief-from-royalty method for trade names, that include market participant expectations of cash flows that the assets will generate over the remaining useful life discounted to present value using an appropriate discount rate. These fair value estimates utilize significant unobservable inputs and thus represent Level 3 fair value measurements.
After adjusting the carrying values of the finite-lived intangible assets, the Company completed an interim quantitative impairment test for goodwill. This quantitative test resulted in a non-cash, pre-tax goodwill impairment charge of $522.4 related to the Hawthorne reporting unit, which was recorded in the “Impairment, restructuring and other” line in the Condensed Consolidated Statements of Operations. The carrying value of goodwill of the Hawthorne reporting unit, after recognizing the impairment, is zero. The estimated fair value of the Hawthorne reporting unit was based upon an equal weighting of the income-based and market-based approaches, utilizing estimated cash flows and a terminal value, discounted at a rate of return that reflects the relative risk of the cash flows, as well as valuation multiples derived from comparable publicly traded companies that are applied to operating performance of the reporting unit. The fair value estimate utilizes significant unobservable inputs and thus represents a Level 3 fair value measurement.
NOTE 5. INVESTMENTS IN UNCONSOLIDATED AFFILIATES
On December 31, 2020, pursuant to the terms of the Contribution and Unit Purchase Agreement between the Company and Alabama Farmers Cooperative, Inc. (“AFC”), the Company acquired a 50% equity interest in the Bonnie Plants business of planting, growing, developing, distributing, marketing and selling live plants through a newly formed joint venture with AFC (“Bonnie Plants, LLC”) in exchange for cash payments of $102.3, as well as non-cash investing activities that included forgiveness of the Company’s outstanding loan receivable with AFC and surrender of the Company’s options to increase its economic interest in the Bonnie Plants business. The Company’s loan receivable with AFC, which was previously recognized in the “Other assets” line in the Condensed Consolidated Balance Sheets, had a carrying value of $66.4 on December 31, 2020 and the Company recognized a gain of $12.5 during the three months ended January 2, 2021 to write-up the value of the loan to its closing date fair value of $78.9 in the “Other non-operating income, net” line in the Condensed Consolidated Statements of Operations. The Company’s options to increase its economic interest in the Bonnie Plants business were previously recognized in the “Other assets” line in the Condensed Consolidated Balance Sheets and had an estimated fair value of $23.3 on December 31, 2020. The Company’s interest in Bonnie Plants, LLC had an initial fair value of $202.9 and is recorded in the “Investment in unconsolidated affiliates” line in the Condensed Consolidated Balance Sheets. The Company’s interest is accounted for using the equity method of accounting, with the Company’s proportionate share of Bonnie Plants, LLC earnings subsequent to December 31, 2020 reflected in the Condensed Consolidated Statements of Operations. During the three and nine months ended July 2, 2022, the Company recorded equity in income of unconsolidated affiliates associated with Bonnie Plants, LLC of $15.1 and $1.3, respectively, as compared to $21.5 and $20.0 during the three and nine months ended July 3, 2021, respectively. The estimated fair value of the loan receivable with AFC was determined using an income-based approach, which includes market participant expectations of cash flows over the remaining useful life discounted to present value using an appropriate discount rate. The fair value estimate utilized significant unobservable inputs and thus represents a Level 3 nonrecurring fair value measurement.

Contents	THE SCOTTS MIRACLE-GRO COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — (Continued)
(Dollars in millions, except per share data)
NOTE 6. IMPAIRMENT, RESTRUCTURING AND OTHER
Activity described herein is classified within the “Cost of sales—impairment, restructuring and other” and “Impairment, restructuring and other” lines in the Condensed Consolidated Statements of Operations. The following table details impairment, restructuring and other charges (recoveries) for each of the periods presented:

	Three Months Ended		Nine Months Ended
	July 2, 2022	July 3, 2021	July 2, 2022	July 3, 2021
Cost of sales—impairment, restructuring and other:
COVID-19 related costs	$—	$1.5	$—	$22.5
Restructuring and other charges (recoveries), net	58.8	(0.7)	61.3	(0.3)
Property, plant and equipment impairments	7.0	—	9.8	—
Operating expenses:
COVID-19 related costs	—	0.4	—	3.6
Restructuring and other charges, net	25.3	0.1	27.1	0.1
Goodwill and intangible asset impairments	633.1	—	633.1	—
Impairment, restructuring and other charges from continuing operations	$724.2	$1.3	$731.3	$25.9
The following table summarizes the activity related to liabilities associated with restructuring and other during the nine months ended July 2, 2022:

Amounts accrued for restructuring and other at September 30, 2021	$1.9
Restructuring and other charges from continuing operations	40.0
Payments and other	(6.3)
Amounts accrued for restructuring and other at July 2, 2022	$35.6
Included in restructuring accruals, as of July 2, 2022, is $2.0 that is classified as long-term. The remaining amounts accrued will continue to be paid out over the course of the next twelve months.
During the three and nine months ended July 2, 2022, the Company recognized non-cash, pre-tax goodwill and intangible asset impairment charges of $632.4 related to its Hawthorne segment in the “Impairment, restructuring and other” line in the Condensed Consolidated Statements of Operations, comprised of $522.4 of goodwill impairment charges and $110.0 of finite-lived intangible asset impairment charges.
During the three and nine months ended July 2, 2022, the Company incurred inventory write-down charges of $45.9 in the “Cost of sales—impairment, restructuring and other” line in the Condensed Consolidated Statements of Operations associated with its decision to discontinue and exit the market for certain lighting products and brands.
During the three and nine months ended July 2, 2022, the Company began implementing an expanded series of organizational changes and initiatives intended to create operational and management-level efficiencies. As part of this restructuring program, the Company is reducing the size of its supply chain network, reducing staffing levels and implementing other cost-reduction initiatives. During the three and nine months ended July 2, 2022, the Company incurred costs of $40.7 and $46.1, respectively, associated with this restructuring initiative primarily related to employee termination benefits and impairment of property, plant and equipment. The Company incurred costs of $9.5 in its U.S. Consumer segment and $10.4 and $15.6 in its Hawthorne segment in the “Cost of sales—impairment, restructuring and other” line in the Condensed Consolidated Statements of Operations during the three and nine months ended July 2, 2022, respectively. The Company incurred costs of $7.4 in its U.S. Consumer segment, $7.1 in its Hawthorne segment and $6.3 at Corporate in the “Impairment, restructuring and other” line in the Condensed Consolidated Statements of Operations during the three and nine months ended July 2, 2022, respectively.
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
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — (Continued)
(Dollars in millions, except per share data)
interim premium pay allowance for certain associates in its field sales force and its manufacturing and distribution centers. Costs incurred during the three and nine months ended July 2, 2022 related to COVID-19 were immaterial. During the three and nine months ended July 3, 2021, the Company incurred costs of $1.9 and $26.1, respectively, associated with the COVID-19 pandemic primarily related to premium pay. The Company incurred costs of $0.8 and $19.8 in its U.S. Consumer segment, $0.5 and $2.4 in its Hawthorne segment and $0.2 and $0.3 in its Other segment in the “Cost of sales—impairment, restructuring and other” line in the Condensed Consolidated Statements of Operations during the three and nine months ended July 3, 2021, respectively. The Company incurred costs of $0.3 and $3.5 in its U.S. Consumer segment and $0.1 in its Other segment in the “Impairment, restructuring and other” line in the Condensed Consolidated Statements of Operations during the three and nine months ended July 3, 2021, respectively.
NOTE 7. INVENTORIES
Inventories consisted of the following for each of the periods presented:

	July 2, 2022	July 3, 2021	September 30, 2021
Finished goods	$988.0	$665.8	$793.7
Raw materials	310.4	220.1	242.8
Work-in-process	109.2	76.9	90.1
Total inventories	$1,407.6	$962.8	$1,126.6
Adjustments to reflect inventories at net realizable values were $69.3 at July 2, 2022, $21.3 at July 3, 2021 and $22.5 at September 30, 2021. Refer to “NOTE 6. IMPAIRMENT, RESTRUCTURING AND OTHER” for more information.
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
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — (Continued)
(Dollars in millions, except per share data)
The elements of the net commission and reimbursements earned under the Third Restated Agreement and included in the “Net sales” line in the Condensed Consolidated Statements of Operations are as follows:

	Three Months Ended		Nine Months Ended
	July 2, 2022	July 3, 2021	July 2, 2022	July 3, 2021
Gross commission	$20.9	$34.7	$73.4	$84.9
Contribution expenses	(4.5)	(4.5)	(13.5)	(13.5)
Net commission	16.4	30.2	59.9	71.4
Reimbursements associated with Roundup® marketing agreement	14.8	17.7	56.4	58.4
Total net sales associated with Roundup® marketing agreement	$31.2	$47.9	$116.3	$129.8
NOTE 9. DEBT
The components of debt are as follows:

	July 2, 2022	July 3, 2021	September 30, 2021
Credit Facilities:
Revolving loans	$617.4	$278.8	$—
Term loans	987.5	680.0	670.0
Senior Notes due 2031 – 4.000%	500.0	500.0	500.0
Senior Notes due 2032 – 4.375%	400.0	—	400.0
Senior Notes due 2029 – 4.500%	450.0	450.0	450.0
Senior Notes due 2026 – 5.250%	250.0	250.0	250.0
Receivables facility	250.0	—	—
Finance lease obligations	29.3	34.5	33.4
Other	15.9	7.9	11.9
Total debt	3,500.1	2,201.2	2,315.3
Less current portions	322.0	53.7	57.8
Less unamortized debt issuance costs	22.5	15.5	20.8
Long-term debt	$3,155.6	$2,132.0	$2,236.7
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
On April 8, 2022, the Company entered into a sixth amended and restated credit agreement (the “Sixth A&R Credit Agreement”), providing the Company and certain of its subsidiaries with five-year senior secured loan facilities in the aggregate principal amount of $2,500.0, comprised of a revolving credit facility of $1,500.0 and a term loan in the original principal amount of $1,000.0 (the “Sixth A&R Credit Facilities”). The Sixth A&R Credit Agreement also provides the Company with the right to seek additional committed credit under the agreement in an aggregate amount of up to $500.0 plus an unlimited additional amount, subject to certain specified financial and other conditions. The Sixth A&R Credit Agreement replaces the Fifth A&R Credit Agreement and will terminate on April 8, 2027. The Sixth A&R Credit Facilities are available for issuance of letters of credit up to $100.0. The terms of the Sixth A&R Credit Agreement include customary representations and warranties, affirmative and negative covenants, financial covenants, and events of default.
At July 2, 2022, the Company had letters of credit outstanding in the aggregate principal amount of $14.1 and had $868.5 of borrowing availability under the Sixth A&R Credit Agreement. The weighted average interest rates on average borrowings under the Fifth A&R Credit Agreement and Sixth A&R Credit Agreement were 2.1% and 1.8% for the nine months ended July 2, 2022 and July 3, 2021, respectively.

Contents	THE SCOTTS MIRACLE-GRO COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — (Continued)
(Dollars in millions, except per share data)
Under the terms of the Sixth A&R Credit Agreement, loans bear interest, at the Company’s election, at a rate per annum equal to either (i) the Alternate Base Rate plus the Applicable Spread (each, as defined in the Sixth A&R Credit Agreement) or (ii) the Adjusted Term SOFR Rate for the Interest Period in effect for such borrowing plus the Applicable Spread (all as defined in the Sixth A&R Credit Agreement). Swingline Loans bear interest at the applicable Swingline Rate set forth in the Sixth A&R Credit Agreement. Further, interest rates for other select non-U.S. dollar borrowings, including borrowings denominated in euro, Pounds Sterling and Canadian Dollars, are based on separate interest rate indices, as set forth in the Sixth A&R Credit Agreement. The Sixth A&R Credit Agreement is secured by (i) a perfected first priority security interest in all of the accounts receivable, inventory and equipment of Scotts Miracle-Gro and certain of its domestic subsidiaries and (ii) the pledge of all of the capital stock of certain of Scotts Miracle-Gro’s domestic subsidiaries and a portion of the capital stock of certain of its foreign subsidiaries. The collateral does not include any of the Company’s intellectual property.
On June 8, 2022, the Company entered into Amendment No. 1 (the “Amendment”) to the Sixth A&R Credit Agreement. The Amendment increased the maximum permitted leverage ratio for the quarterly leverage covenant effective for the third quarter of fiscal 2022 until the earlier of (i) April 1, 2024 and (ii) subject to certain conditions specified in the Amendment, the termination by the Company of such increase (such period, the “Leverage Adjustment Period”). The Amendment also increases the interest rate applicable to borrowings under the revolving credit facility by 35 bps and the term loan facility by 50 bps, and increases the annual facility fee rate on the revolving credit facility by 15 bps, in each case, when the Company’s quarterly-tested leverage ratio exceeds 4.75. Additionally, the Amendment limits the Company’s ability to declare or pay any discretionary dividends, distributions or other restricted payments during the Leverage Adjustment Period to only the payment of (i) regularly scheduled cash dividends to holders of its common stock in an aggregate amount not to exceed $225.0 per fiscal year and (ii) other dividends, distributions or other restricted payments in an aggregate amount not to exceed $25.0; and requires pro forma compliance with certain leverage levels specified in the Amendment with respect to the Company’s ability to consummate certain acquisitions and incur debt.
The Sixth A&R Credit Agreement contains, among other obligations, an affirmative covenant regarding the Company’s leverage ratio determined as of the end of each of its fiscal quarters calculated as average total indebtedness, divided by the Company’s earnings before interest, taxes, depreciation and amortization, as adjusted pursuant to the terms of the Sixth A&R Credit Agreement (“Adjusted EBITDA”). Pursuant to the Amendment, the maximum permitted leverage ratio is (i) 6.25 for the third quarter of fiscal 2022 through the first quarter of fiscal 2023, (ii) 6.50 for the second and third quarters of fiscal 2023, (iii) 6.25 for the fourth quarter of fiscal 2023 and the first quarter of fiscal 2024, (iv) 5.50 for the second quarter of fiscal 2024, and (v) 4.50 for the third quarter of fiscal 2024 and thereafter. The Company’s leverage ratio was 5.10 at July 2, 2022. The Sixth A&R Credit Agreement also contains an affirmative covenant regarding the Company’s interest coverage ratio determined as of the end of each of its fiscal quarters. The interest coverage ratio is calculated as Adjusted EBITDA divided by interest expense, as described in the Sixth A&R Credit Agreement, and excludes costs related to refinancings. The minimum required interest coverage ratio is 3.00, which is unchanged from the Fifth A&R Credit Agreement. The Company’s interest coverage ratio was 5.89 for the twelve months ended July 2, 2022.
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
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — (Continued)
(Dollars in millions, except per share data)
Substantially all of Scotts Miracle-Gro’s directly and indirectly owned domestic subsidiaries serve as guarantors of the 5.250% Senior Notes, the 4.500% Senior Notes, the 4.000% Senior Notes and the 4.375% Senior Notes.
Receivables Facility
On April 7, 2017, the Company entered into a Master Repurchase Agreement (including the annexes thereto, the “Repurchase Agreement”) and a Master Framework Agreement, as amended (the “Framework Agreement” and, together with the Repurchase Agreement, the “Receivables Facility”). Under the Receivables Facility, the Company may sell a portfolio of available and eligible outstanding customer accounts receivable to the purchasers and simultaneously agree to repurchase the receivables on a weekly basis. The eligible accounts receivable consist of accounts receivable generated by sales to three specified customers. The eligible amount of customer accounts receivables which may be sold under the Receivables Facility is $400.0 and the commitment amount during the seasonal commitment period that began on February 25, 2022 and ended on June 17, 2022 was $160.0. The Receivables Facility expires on August 19, 2022.
The Company accounts for the sale of receivables under the Receivables Facility as short-term debt and continues to carry the receivables on its Condensed Consolidated Balance Sheets, primarily as a result of the Company’s requirement to repurchase receivables sold. As of July 2, 2022 and July 3, 2021, there were $250.0 and $0.0, respectively, in borrowings on receivables pledged as collateral under the Receivables Facility, and the carrying value of the receivables pledged as collateral was $277.8 and $0.0, respectively.
Interest Rate Swap Agreements
The Company enters into interest rate swap agreements with major financial institutions that effectively convert a portion of the Company’s variable-rate debt to a fixed rate. Interest payments made between the effective date and expiration date are hedged by the swap agreements. Swap agreements that were hedging interest payments as of July 2, 2022, July 3, 2021 and September 30, 2021 had a maximum total U.S. dollar equivalent notional amount of $800.0, $700.0 and $600.0, respectively. The notional amount, effective date, expiration date and rate of each of the swap agreements outstanding at July 2, 2022 are shown in the table below:

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
Weighted Average Interest Rate
The weighted average interest rates on the Company’s debt were 3.4% and 3.6% for the nine months ended July 2, 2022 and July 3, 2021, respectively.

Contents	THE SCOTTS MIRACLE-GRO COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — (Continued)
(Dollars in millions, except per share data)
NOTE 10. EQUITY
The following tables provide a summary of the changes in total equity, equity attributable to controlling interest, and equity attributable to noncontrolling interests for each of the periods indicated:

	Common Shares and Capital in Excess of Stated Value	Retained Earnings	Treasury Shares	Accumulated Other Comprehensive Loss	Total Equity - Controlling Interest	Noncontrolling Interest	Total Equity
Balance at September 30, 2021	$477.0	$1,605.1	$(1,002.4)	$(66.4)	$1,013.3	$—	$1,013.3
Net income (loss)	—	(50.0)	—	—	(50.0)	—	(50.0)
Other comprehensive income (loss)	—	—	—	5.7	5.7	—	5.7
Share-based compensation	7.3	—	—	—	7.3	—	7.3
Dividends declared ($0.66 per share)	—	(37.3)	—	—	(37.3)	—	(37.3)
Treasury share purchases	—	—	(129.5)	—	(129.5)	—	(129.5)
Treasury share issuances	2.6	—	19.5	—	22.1	—	22.1
Balance at January 1, 2022	$486.9	$1,517.8	$(1,112.4)	$(60.7)	$831.6	$—	$831.6
Net income (loss)	—	276.5	—	—	276.5	—	276.5
Other comprehensive income (loss)	—	—	—	12.3	12.3	—	12.3
Share-based compensation	15.9	—	—	—	15.9	—	15.9
Dividends declared ($0.66 per share)	—	(35.5)	—	—	(35.5)	—	(35.5)
Treasury share purchases	—	—	(128.1)	—	(128.1)	—	(128.1)
Treasury share issuances	(141.0)	—	143.3	—	2.3	—	2.3
Balance at April 2, 2022	$361.8	$1,758.8	$(1,097.2)	$(48.4)	$975.0	$—	$975.0
Net income (loss)	—	(443.9)	—	—	(443.9)	—	(443.9)
Other comprehensive income (loss)	—	—	—	(76.3)	(76.3)	—	(76.3)
Share-based compensation	1.6	—	—	—	1.6	—	1.6
Dividends declared ($0.66 per share)	—	(38.0)	—	—	(38.0)	—	(38.0)
Treasury share purchases	—	—	(0.1)	—	(0.1)	—	(0.1)
Treasury share issuances	(1.4)	—	1.2	—	(0.2)	—	(0.2)
Balance at July 2, 2022	$362.0	$1,276.9	$(1,096.1)	$(124.7)	$418.1	$—	$418.1
The sum of the components may not equal due to rounding.

Contents	THE SCOTTS MIRACLE-GRO COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — (Continued)
(Dollars in millions, except per share data)

	Common Shares and Capital in Excess of Stated Value	Retained Earnings	Treasury Shares	Accumulated Other Comprehensive Loss	Total Equity - Controlling Interest	Noncontrolling Interest	Total Equity
Balance at September 30, 2020	$482.5	$1,235.6	$(921.8)	$(99.1)	$697.2	$5.7	$702.9
Net income (loss)	—	24.4	—	—	24.4	0.8	25.2
Other comprehensive income (loss)	—	—	—	15.6	15.6	—	15.6
Share-based compensation	8.2	—	—	—	8.2	—	8.2
Dividends declared ($0.62 per share)	—	(35.7)	—	—	(35.7)	—	(35.7)
Treasury share purchases	—	—	(38.4)	—	(38.4)	—	(38.4)
Treasury share issuances	(0.1)	—	1.3	—	1.2	—	1.2
Balance at January 2, 2021	$490.5	$1,224.4	$(958.8)	$(83.5)	$672.6	$6.4	$679.0
Net income (loss)	—	310.0	—	—	310.0	0.2	310.2
Other comprehensive income (loss)	—	—	—	5.5	5.5	—	5.5
Share-based compensation	17.7	—	—	—	17.7	—	17.7
Dividends declared ($0.62 per share)	—	(34.2)	—	—	(34.2)	—	(34.2)
Treasury share purchases	—	—	(23.8)	—	(23.8)	—	(23.8)
Treasury share issuances	(21.7)	—	28.3	—	6.6	—	6.6
Acquisition of noncontrolling interests	(13.4)	—	—	—	(13.4)	(6.7)	(20.1)
Balance at April 3, 2021	$473.0	$1,500.2	$(954.3)	$(78.0)	$940.9	$—	$940.9
Net income (loss)	—	225.9	—	—	225.9	—	225.9
Other comprehensive income (loss)	—	—	—	4.1	4.1	—	4.1
Share-based compensation	8.1	—	—	—	8.1	—	8.1
Dividends declared ($0.62 per share)	—	(35.1)	—	—	(35.1)	—	(35.1)
Treasury share purchases	—	—	(28.8)	—	(28.8)	—	(28.8)
Treasury share issuances	(9.7)	—	17.0	—	7.3	—	7.3
Balance at July 3, 2021	$471.4	$1,691.0	$(966.1)	$(73.9)	$1,122.4	$—	$1,122.4
The sum of the components may not equal due to rounding.

Contents	THE SCOTTS MIRACLE-GRO COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — (Continued)
(Dollars in millions, except per share data)
Accumulated Other Comprehensive Loss
Changes in accumulated other comprehensive loss (“AOCL”) by component were as follows for each of the periods indicated:

	Three Months Ended
	Foreign Currency Translation Adjustments	Net Unrealized Gains (Losses) On Derivative Instruments	Net Unrealized Gains (Losses) On Securities	Pension and Other Post-Retirement Benefit Adjustments	Accumulated Other Comprehensive Income (Loss)
Balance at April 2, 2022	$(7.3)	$31.5	$(2.1)	$(70.5)	$(48.4)
Other comprehensive income (loss) before reclassifications	(12.3)	(12.2)	(79.2)	—	(103.7)
Amounts reclassified from accumulated other comprehensive net income (loss)	—	1.9	—	4.9	6.8
Income tax benefit (expense)	—	2.7	19.2	(1.3)	20.6
Net current period other comprehensive income (loss)	(12.3)	(7.6)	(60.0)	3.6	(76.3)
Balance at July 2, 2022	$(19.6)	$23.9	$(62.1)	$(67.0)	$(124.7)

Balance at April 3, 2021	$1.9	$(1.3)	$—	$(78.6)	$(78.0)
Other comprehensive income (loss) before reclassifications	2.4	2.2	—	—	4.6
Amounts reclassified from accumulated other comprehensive net income (loss)	—	0.7	—	(0.5)	0.2
Income tax benefit (expense)	—	(0.8)	—	0.1	(0.7)
Net current period other comprehensive income (loss)	2.4	2.1	—	(0.4)	4.1
Balance at July 3, 2021	$4.3	$0.8	$—	$(79.0)	$(73.9)
The sum of the components may not equal due to rounding.

	Nine Months Ended
	Foreign Currency Translation Adjustments	Net Unrealized Gains (Losses) On Derivative Instruments	Net Unrealized Gains (Losses) On Securities	Pension and Other Post-Retirement Benefit Adjustments	Accumulated Other Comprehensive Income (Loss)
Balance at September 30, 2021	$(1.7)	$10.2	$(2.3)	$(72.5)	$(66.4)
Other comprehensive income (loss) before reclassifications	(17.9)	22.7	(78.9)	—	(74.1)
Amounts reclassified from accumulated other comprehensive net income (loss)	—	(4.1)	—	7.6	3.5
Income tax benefit (expense)	—	(4.8)	19.1	(2.0)	12.3
Net current period other comprehensive income (loss)	(17.9)	13.8	(59.8)	5.6	(58.3)
Balance at July 2, 2022	$(19.6)	$23.9	$(62.1)	$(67.0)	$(124.7)

Balance at September 30, 2020	$(6.2)	$(15.1)	$—	$(77.8)	$(99.1)
Other comprehensive income (loss) before reclassifications	10.5	15.5	—	—	26.0
Amounts reclassified from accumulated other comprehensive net income (loss)	—	5.9	—	(1.6)	4.3
Income tax benefit (expense)	—	(5.5)	—	0.4	(5.1)
Net current period other comprehensive income (loss)	10.5	15.9	—	(1.2)	25.2
Balance at July 3, 2021	$4.3	$0.8	$—	$(79.0)	$(73.9)
The sum of the components may not equal due to rounding.

Contents	THE SCOTTS MIRACLE-GRO COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — (Continued)
(Dollars in millions, except per share data)
Dividends
On July 27, 2020, the Scotts Miracle-Gro Board of Directors approved an increase in Scotts Miracle-Gro’s quarterly cash dividend from $0.58 to $0.62 per Common Share, which was first paid in the fourth quarter of fiscal 2020. On July 30, 2021, the Scotts Miracle-Gro Board of Directors approved an increase in Scotts Miracle-Gro’s quarterly cash dividend from $0.62 to $0.66 per Common Share, which was first paid in the fourth quarter of fiscal 2021.
Share Repurchases
On February 6, 2020, Scotts Miracle-Gro announced that its Board of Directors authorized the repurchase of up to $750.0 of Common Shares from April 30, 2020 through March 25, 2023. The authorization provides the Company with flexibility to purchase Common Shares from time to time in open market purchases or through privately negotiated transactions. All or part of the repurchases may be made under Rule 10b5-1 plans, which the Company may enter into from time to time and which enable the repurchases to occur on a more regular basis, or pursuant to accelerated share repurchases. The share repurchase authorization may be suspended or discontinued by the Board of Directors at any time, and there can be no guarantee as to the timing or amount of any repurchases. During the three and nine months ended July 2, 2022, Scotts Miracle-Gro repurchased 0.0 million and 1.1 million Common Shares under this share repurchase authorization for $0.0 and $175.0, respectively. During the three and nine months ended July 3, 2021, Scotts Miracle-Gro repurchased 0.1 million and 0.4 million Common Shares under this share repurchase authorization for $25.0 and $75.6, respectively. Treasury share purchases also include cash paid to tax authorities to satisfy statutory income tax withholding obligations related to share-based compensation of $0.1 and $82.7 for the three and nine months ended July 2, 2022, respectively, and $3.8 and $15.5 for the three and nine months ended July 3, 2021, respectively.
Share-Based Awards
The following is a summary of the share-based awards granted during each of the periods indicated:

	Nine Months Ended
	July 2, 2022	July 3, 2021
Employees
Options	—	183,553
Restricted stock units	144,814	69,758
Performance units	105,756	1,903
Non-Employee Directors
Restricted and deferred stock units	19,701	8,518
Total share-based awards	270,271	263,732

Aggregate fair value at grant dates	$35.9	$29.9
Total share-based compensation was as follows for each of the periods indicated:

	Three Months Ended		Nine Months Ended
	July 2, 2022	July 3, 2021	July 2, 2022	July 3, 2021
Share-based compensation	$1.6	$8.1	$24.8	$34.0
Related tax benefit recognized	0.3	2.1	3.8	6.0

Contents	THE SCOTTS MIRACLE-GRO COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — (Continued)
(Dollars in millions, except per share data)
NOTE 11. EARNINGS PER COMMON SHARE
The following table presents information necessary to calculate basic and diluted income per Common Share.

	Three Months Ended		Nine Months Ended
	July 2, 2022	July 3, 2021	July 2, 2022	July 3, 2021
Income (loss) from continuing operations	$(443.9)	$229.8	$(217.5)	$566.0
Net income attributable to noncontrolling interest	—	—	—	(0.9)
Income (loss) attributable to controlling interest from continuing operations	(443.9)	229.8	(217.5)	565.1
Loss from discontinued operations, net of tax	—	(3.9)	—	(4.7)
Net income (loss) attributable to controlling interest	$(443.9)	$225.9	$(217.5)	$560.4
Basic income (loss) per common share:
Weighted-average common shares outstanding during the period	55.4	55.8	55.6	55.7
Income (loss) from continuing operations	$(8.01)	$4.12	$(3.91)	$10.15
Loss from discontinued operations	—	(0.07)	—	(0.09)
Basic net income (loss) per common share	$(8.01)	$4.05	$(3.91)	$10.06
Diluted income (loss) per common share:
Weighted-average common shares outstanding during the period	55.4	55.8	55.6	55.7
Dilutive potential common shares	—	1.6	—	1.4
Weighted-average common shares outstanding during the period plus dilutive potential common shares	55.4	57.4	55.6	57.1
Income (loss) from continuing operations	$(8.01)	$4.00	$(3.91)	$9.90
Loss from discontinued operations	—	(0.06)	—	(0.09)
Diluted net income (loss) per common share	$(8.01)	$3.94	$(3.91)	$9.81
Diluted average common shares used in the diluted loss per common share calculation for the three and nine months ended July 2, 2022 were 55.4 million and 55.6 million, respectively, which excluded potential Common Shares of 0.4 million and 0.6 million, respectively, because the effect of their inclusion would be anti-dilutive as the Company incurred a net loss for the three and nine months ended July 2, 2022. Diluted average common shares used in the diluted loss per common share calculation for the three and nine months ended July 3, 2021 were 57.4 million and 57.1 million, respectively, which included dilutive potential Common Shares of 1.6 million and 1.4 million, respectively.
Stock options with exercise prices greater than the average market price of the underlying Common Shares are excluded from the computation of diluted income per Common Share because they are out-of-the-money and the effect of their inclusion would be anti-dilutive. For the three and nine months ended July 2, 2022, the average number of out-of-the-money options was 0.2 million. For the three and nine months ended July 3, 2021, the average number of out-of-the-money options was 0.2 million and 0.1 million, respectively.
NOTE 12. INCOME TAXES
The effective tax rates related to continuing operations for the nine months ended July 2, 2022 and July 3, 2021 were 24.1% and 23.5%, respectively. The effective tax rate used for interim reporting purposes is based on management’s best estimate of factors impacting the effective tax rate for the full fiscal year and includes the impact of discrete items recognized in the quarter. There can be no assurance that the effective tax rate estimated for interim financial reporting purposes will approximate the effective tax rate determined at fiscal year end.
During the three and nine months ended July 2, 2022, the Company recognized non-cash, pre-tax goodwill and intangible asset impairment charges of $632.4 related to its Hawthorne segment in the “Impairment, restructuring and other” line in the Condensed Consolidated Statements of Operations. The tax impact of the impairment charges was a benefit of $138.0, which is net of the impact of non-deductible goodwill of $18.5, for the three and nine months ended July 2, 2022 and was recorded in the “Income tax expense (benefit) from continuing operations” line in the Condensed Consolidated Statements of Operations. The tax impact of non-deductible goodwill was considered a discrete item because the Company has no remaining non-deductible goodwill. This discrete item decreased the effective tax rate by approximately 640 bps for the nine months ended July 2, 2022 because the Company incurred a net loss during this period.

Contents	THE SCOTTS MIRACLE-GRO COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — (Continued)
(Dollars in millions, except per share data)
At July 2, 2022, net deferred tax assets were $114.9 and were recorded in the “Other assets” line in the Condensed Consolidated Balance Sheets. At July 3, 2021 and September 30, 2021, net deferred tax liabilities were $32.9 and $47.8, respectively, and were recorded in the “Other liabilities” line in the Condensed Consolidated Balance Sheets. The change was primarily driven by deferred tax assets recorded during the third quarter of fiscal 2022 associated with goodwill and intangible asset impairment charges and unrealized losses on convertible debt investments.
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
NOTE 13. CONTINGENCIES
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
Regulatory Matters
At July 2, 2022, $2.9 was accrued in the “Other liabilities” line in the Condensed Consolidated Balance Sheets for environmental actions, the majority of which are for site remediation. The Company believes that the amounts accrued are adequate to cover such known environmental exposures based on current facts and estimates of likely outcomes. Although it is reasonably possible that the costs to resolve such known environmental exposures will exceed the amounts accrued, any variation from accrued amounts is not expected to be material.
Other
The Company has been named as a defendant in a number of cases alleging injuries that the lawsuits claim resulted from exposure to asbestos-containing products, apparently based on the Company’s historic use of vermiculite in certain of its products. In many of these cases, the complaints are not specific about the plaintiffs’ contacts with the Company or its products. The cases vary, but complaints in these cases generally seek unspecified monetary damages (actual, compensatory, consequential and punitive) from multiple defendants. The Company believes that the claims against it are without merit and is vigorously defending against them. No accruals have been recorded in the Company’s consolidated financial statements as the likelihood of a loss is not probable at this time; and the Company does not believe a reasonably possible loss would be material to, nor does it expect the ultimate resolution of these cases will have a material adverse effect on, the Company’s financial condition, results of operations or cash flows. There can be no assurance that future developments related to pending claims or claims filed in the future, whether as a result of adverse outcomes or as a result of significant defense costs, will not have a material effect on the Company’s financial condition, results of operations or cash flows.
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
Exchange Rate Risk Management
The Company uses currency forward contracts to manage the exchange rate risk associated with intercompany loans and certain other balances denominated in foreign currencies. Currency forward contracts are valued using observable forward rates in commonly quoted intervals for the full term of the contracts. The notional amount of outstanding currency forward contracts was $167.7, $162.8 and $180.3 at July 2, 2022, July 3, 2021 and September 30, 2021, respectively. Contracts outstanding at July 2, 2022 will mature over the next fiscal quarter.
Interest Rate Risk Management
The Company enters into interest rate swap agreements as a means to hedge its variable interest rate risk on debt instruments. Net amounts to be received or paid under the swap agreements are reflected as adjustments to interest expense. The Company has outstanding interest rate swap agreements with major financial institutions that effectively convert a portion of the Company’s variable-rate debt to a fixed rate. Interest rate swap agreements are valued based on the present value of the estimated future net cash flows using implied rates in the applicable yield curve as of the valuation date. Swap agreements that were hedging interest payments as of July 2, 2022, July 3, 2021 and September 30, 2021 had a maximum total U.S. dollar equivalent notional amount of $800.0, $700.0 and $600.0, respectively. Refer to “NOTE 9. DEBT” for the terms of the swap agreements outstanding at July 2, 2022. Included in the AOCL balance at July 2, 2022 was a gain of $6.2 related to interest rate swap agreements that is expected to be reclassified to earnings during the next twelve months, consistent with the timing of the underlying hedged transactions.
Commodity Price Risk Management
The Company enters into hedging arrangements designed to fix the price of a portion of its projected future urea and diesel requirements. Commodity contracts are valued using observable commodity exchange prices in active markets. Included in the AOCL balance at July 2, 2022 was a gain of $9.6 related to commodity hedges that is expected to be reclassified to earnings during the next twelve months, consistent with the timing of the underlying hedged transactions.
The Company had the following outstanding commodity contracts that were entered into to hedge forecasted purchases:

Commodity	July 2, 2022	July 3, 2021	September 30, 2021
Urea	79,500 tons	37,500 tons	94,500 tons
Diesel	4,074,000 gallons	4,746,000 gallons	5,880,000 gallons
Heating Oil	1,470,000 gallons	1,638,000 gallons	2,268,000 gallons

Contents	THE SCOTTS MIRACLE-GRO COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — (Continued)
(Dollars in millions, except per share data)
Fair Values of Derivative Instruments
The fair values of the Company’s derivative instruments, which represent Level 2 fair value measurements, were as follows:

		Assets / (Liabilities)
Derivatives Designated as Hedging Instruments	Balance Sheet Location	July 2, 2022	July 3, 2021	September 30, 2021
Interest rate swap agreements	Prepaid and other current assets	$8.0	$—	$—
	Other assets	12.3	2.8	3.3
	Other current liabilities	—	(6.5)	(5.7)
	Other liabilities	—	(3.4)	(2.5)
Commodity hedging instruments	Prepaid and other current assets	1.7	4.5	13.9
	Other current liabilities	(2.4)	—	—
Total derivatives designated as hedging instruments		$19.6	$(2.6)	$9.0

Derivatives Not Designated as Hedging Instruments	Balance Sheet Location
Currency forward contracts	Prepaid and other current assets	$3.0	$1.4	$3.4
	Other current liabilities	—	(0.3)	(0.2)
Commodity hedging instruments	Prepaid and other current assets	3.1	1.1	1.3
Total derivatives not designated as hedging instruments		6.1	2.2	4.5
Total derivatives		$25.7	$(0.4)	$13.5

The effect of derivative instruments on AOCL, net of tax, and the Condensed Consolidated Statements of Operations for each of the periods presented was as follows:

Derivatives in Cash Flow Hedging Relationships	Amount of Gain / (Loss) Recognized in AOCL
	Three Months Ended		Nine Months Ended
	July 2, 2022	July 3, 2021	July 2, 2022	July 3, 2021
Interest rate swap agreements	$1.3	$(2.0)	$15.7	$3.2
Commodity hedging instruments	(10.3)	3.6	1.1	8.3
Total	$(9.0)	$1.6	$16.8	$11.5

Derivatives in Cash Flow Hedging Relationships	Reclassified from AOCL into Statement of Operations	Amount of Gain / (Loss)
		Three Months Ended		Nine Months Ended
		July 2, 2022	July 3, 2021	July 2, 2022	July 3, 2021
Interest rate swap agreements	Interest expense	$(0.4)	$(2.3)	$(2.6)	$(6.4)
Commodity hedging instruments	Cost of sales	(1.0)	1.8	5.6	2.0
Total		$(1.4)	$(0.5)	$3.0	$(4.4)

Derivatives Not Designated as Hedging Instruments	Recognized in Statement of Operations	Amount of Gain / (Loss)
		Three Months Ended		Nine Months Ended
		July 2, 2022	July 3, 2021	July 2, 2022	July 3, 2021
Currency forward contracts	Other income / expense, net	$11.3	$(0.3)	$16.3	$(7.4)
Commodity hedging instruments	Cost of sales	4.6	1.6	11.1	3.7
Total		$15.9	$1.3	$27.4	$(3.7)

Contents	THE SCOTTS MIRACLE-GRO COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — (Continued)
(Dollars in millions, except per share data)
NOTE 15. FAIR VALUE MEASUREMENTS
The following table summarizes the fair value of the Company’s assets and liabilities for which disclosure of fair value is required:

		July 2, 2022		July 3, 2021		September 30, 2021
	Fair Value Hierarchy Level	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Assets
Cash equivalents	Level 1	$13.4	$13.4	$3.2	$3.2	$222.5	$222.5
Other
Investment securities in non-qualified retirement plan assets	Level 1	40.3	40.3	46.5	46.5	45.0	45.0
Convertible debt investments	Level 3	139.1	139.1	—	—	190.3	190.3

Liabilities
Debt instruments
Credit facilities – revolving loans	Level 2	617.4	617.4	278.8	278.8	—	—
Credit facilities – term loans	Level 2	987.5	987.5	680.0	680.0	670.0	670.0
Senior Notes due 2031 – 4.000%	Level 2	500.0	373.1	500.0	498.8	500.0	498.8
Senior Notes due 2032 – 4.375%	Level 2	400.0	302.0	—	—	400.0	402.0
Senior Notes due 2029 – 4.500%	Level 2	450.0	365.1	450.0	468.0	450.0	466.9
Senior Notes due 2026 – 5.250%	Level 2	250.0	232.5	250.0	260.6	250.0	258.1
Receivables facility	Level 2	250.0	250.0	—	—	—	—
Other debt	Level 2	15.9	15.9	7.9	7.9	11.9	11.9
The cost basis of convertible debt investments was $218.1 and $193.1 at July 2, 2022 and September 30, 2021, respectively. Purchases of convertible debt investments were $25.0 during the three and nine months ended July 2, 2022. During the three and nine months ended July 2, 2022, the Company recorded unrealized losses of $79.2 and $78.9 in AOCL, respectively, and investment income of $0.9 and $2.7, respectively, associated with its Level 3 convertible debt investments. The amortized cost basis of convertible debt investments was $221.1 and $193.4 at July 2, 2022 and September 30, 2021, respectively. The decline in fair value of the convertible debt investments is related to a decline in the value of the underlying conversion options and is not reflective of a credit risk associated with the notes.
NOTE 16. LEASES
The Company leases certain property and equipment from third parties under various non-cancelable lease agreements, including industrial, commercial and office properties and equipment that support the management, manufacturing, distribution and research and development of products marketed and sold by the Company. The lease agreements generally require that the Company pay taxes, insurance and maintenance expenses related to the leased assets. At July 2, 2022, the Company had entered into operating leases that were yet to commence with a combined total expected lease liability of $54.6. From time to time, the Company will sublease portions of its facilities, resulting in sublease income. Sublease income and the related cash flows were not material to the condensed consolidated financial statements for the three and nine months ended July 2, 2022 and July 3, 2021.
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
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — (Continued)
(Dollars in millions, except per share data)
conclusion of the lease term. If all such vehicle leases had been canceled as of July 2, 2022, the Company’s residual value guarantee would have approximated $5.0.
Supplemental balance sheet information related to the Company’s leases was as follows:

	Balance Sheet Location	July 2, 2022	July 3, 2021	September 30, 2021
Operating leases:
Right-of-use assets	Other assets	$280.1	$212.7	$293.0

Current lease liabilities	Other current liabilities	71.8	62.3	66.4
Non-current lease liabilities	Other liabilities	217.7	157.7	234.4
Total operating lease liabilities		$289.5	$220.0	$300.8

Finance leases:
Right-of-use assets	Property, plant and equipment, net	$26.9	$32.6	$31.3

Current lease liabilities	Current portion of debt	6.1	5.8	5.9
Non-current lease liabilities	Long-term debt	23.2	28.7	27.5
Total finance lease liabilities		$29.3	$34.5	$33.4
Components of lease cost were as follows:

	Three Months Ended		Nine Months Ended
	July 2, 2022	July 3, 2021	July 2, 2022	July 3, 2021
Operating lease cost (a)	$21.4	$18.8	$63.8	$50.3
Variable lease cost	9.5	8.8	30.4	24.0

Finance lease cost
Amortization of right-of-use assets	1.6	1.5	4.8	4.5
Interest on lease liabilities	0.3	0.3	0.9	1.0
Total finance lease cost	$1.9	$1.8	$5.7	$5.5
(a)Operating lease cost includes amortization of right-of-use assets of $18.5 and $55.4 for the three and nine months ended July 2, 2022, respectively, and $16.7 and $44.6 for the three and nine months ended July 3, 2021, respectively. Short-term lease expense is excluded from operating lease cost and is not material.
Supplemental cash flow information and non-cash activity related to the Company’s leases were as follows:

	Nine Months Ended
	July 2, 2022	July 3, 2021
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases, net	$62.3	$47.6
Operating cash flows from finance leases	0.9	1.0
Financing cash flows from finance leases	4.4	3.9

Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$45.0	$100.1
Finance leases	0.4	2.3

Contents	THE SCOTTS MIRACLE-GRO COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — (Continued)
(Dollars in millions, except per share data)
Weighted-average remaining lease term and discount rate for the Company’s leases were as follows:

July 2, 2022
Weighted-average remaining lease term (in years):
Operating leases	5.1
Finance leases	7.5

Weighted-average discount rate:
Operating leases	3.3%
Finance leases	4.3%
Maturities of lease liabilities by fiscal year for the Company’s leases as of July 2, 2022 were as follows:

Year	Operating Leases	Finance Leases
2022 (remainder of the year)	$21.1	$1.8
2023	77.2	7.2
2024	69.0	7.2
2025	53.9	3.0
2026	36.9	1.9
Thereafter	56.2	13.6
Total lease payments	314.3	34.7
Less: Imputed interest	(24.8)	(5.4)
Total lease liabilities	$289.5	$29.3
NOTE 17. SEGMENT INFORMATION
The Company divides its operations into three reportable segments: U.S. Consumer, Hawthorne and Other. U.S. Consumer consists of the Company’s consumer lawn and garden business in the United States. Hawthorne consists of the Company’s indoor and hydroponic gardening business. Other primarily consists of the Company’s consumer lawn and garden business outside the United States. This identification of reportable segments is consistent with how the segments report to and are managed by the chief operating decision maker of the Company. In addition, Corporate consists of general and administrative expenses and certain other income and expense items not allocated to the reporting segments.
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

Contents	THE SCOTTS MIRACLE-GRO COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — (Continued)
(Dollars in millions, except per share data)
The following table presents financial information for the Company’s reportable segments for the periods indicated:

	Three Months Ended		Nine Months Ended
	July 2, 2022	July 3, 2021	July 2, 2022	July 3, 2021
Net Sales:
U.S. Consumer	$904.5	$1,046.2	$2,626.7	$2,828.4
Hawthorne	154.5	421.9	547.7	1,095.1
Other	127.1	141.6	256.0	263.7
Consolidated	$1,186.1	$1,609.7	$3,430.4	$4,187.2

Segment Profit:
U.S. Consumer	$181.1	$264.4	$620.7	$745.6
Hawthorne	4.1	51.9	2.0	133.7
Other	10.9	26.8	22.7	44.4
Total Segment Profit	196.1	343.1	645.4	923.7
Corporate	(25.2)	(31.9)	(95.7)	(114.6)
Intangible asset amortization	(9.2)	(7.8)	(28.5)	(23.0)
Impairment, restructuring and other	(724.2)	(1.3)	(731.3)	(25.9)
Equity in income of unconsolidated affiliates	15.1	21.5	1.3	20.0
Interest expense	(31.0)	(21.9)	(83.1)	(57.3)
Other non-operating income, net	1.7	1.2	5.4	17.3
Income (loss) from continuing operations before income taxes	$(576.7)	$302.9	$(286.5)	$740.2

The following table presents net sales by product category for the periods indicated:

	Three Months Ended		Nine Months Ended
	July 2, 2022	July 3, 2021	July 2, 2022	July 3, 2021
U.S. Consumer:
Growing media and mulch	$488.7	$573.9	$1,110.7	$1,196.3
Lawn care	219.0	224.6	878.9	920.9
Controls	102.2	115.1	298.9	319.8
Roundup® marketing agreement	30.8	46.9	115.5	128.0
Other	63.8	85.7	222.7	263.4
Hawthorne:
Lighting	37.5	126.7	128.9	350.5
Nutrients	37.6	104.5	118.6	245.7
Growing environments	27.9	78.8	116.3	200.1
Growing media	25.6	57.9	96.3	151.9
Other, primarily hardware	25.9	54.0	87.6	146.9
Other:
Growing media	45.9	57.3	88.8	102.0
Lawn care	46.6	48.5	85.8	87.7
Other, primarily gardening and controls	34.6	35.8	81.4	74.0
Total net sales	$1,186.1	$1,609.7	$3,430.4	$4,187.2

Contents	THE SCOTTS MIRACLE-GRO COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — (Continued)
(Dollars in millions, except per share data)
The following table presents net sales by geographic area for the periods indicated:

	Three Months Ended		Nine Months Ended
	July 2, 2022	July 3, 2021	July 2, 2022	July 3, 2021
Net sales:
United States	$1,051.0	$1,446.9	$3,133.2	$3,838.6
International	135.1	162.8	297.2	348.6
	$1,186.1	$1,609.7	$3,430.4	$4,187.2

Contents	THE SCOTTS MIRACLE-GRO COMPANY
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
EXECUTIVE SUMMARY
Our operations are divided into three reportable segments: U.S. Consumer, Hawthorne and Other. U.S. Consumer consists of our consumer lawn and garden business in the United States. Hawthorne consists of our indoor and hydroponic gardening business. Other primarily consists of our consumer lawn and garden business outside the United States. This division of reportable segments is consistent with how the segments report to and are managed by our chief operating decision maker. In addition, Corporate consists of general and administrative expenses and certain other income and expense items not allocated to the reporting segments. See “SEGMENT RESULTS” below for additional information regarding our evaluation of segment performance.
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
Through our Hawthorne segment, we are the leading manufacturer, marketer and distributor of lighting, nutrients, growing media, growing environments and hardware products for indoor and hydroponic gardening in North America. Our key brands include General Hydroponics®, Gavita®, Botanicare®, Agrolux®, Can-Filters®, Gro Pro®, Mother Earth®, Hurricane®, Grower’s Edge®, Hydro-Logic® and Luxx Lighting®.
Due to the seasonal nature of the consumer lawn and garden business, for our U.S. Consumer and Other segments, significant portions of our products ship to our retail customers during our second and third fiscal quarters, as noted in the following table. Our annual net sales are further concentrated in the second and third fiscal quarters by retailers who rely on our ability to deliver products closer to when consumers buy our products, thereby reducing retailers’ pre-season inventories. For our Hawthorne segment, sales are also impacted by seasonal patterns for certain product categories due to the timing of outdoor growing in North America during our second and third fiscal quarters, and the timing of certain controlled agricultural lighting project sales during our third and fourth fiscal quarters.

	Percent of Net Sales from Continuing Operations by Quarter
	2021	2020	2019
First Quarter	15.2%	8.9%	9.4%
Second Quarter	37.1%	33.5%	37.7%
Third Quarter	32.7%	36.1%	37.1%
Fourth Quarter	15.0%	21.5%	15.8%

Contents	THE SCOTTS MIRACLE-GRO COMPANY
(Dollars in millions, except per share data)
Recent Events
Our Hawthorne segment profit has been negatively impacted by an oversupply of cannabis, which has slowed down indoor and outdoor cultivation, and higher transportation and warehousing costs during the three and nine months ended July 2, 2022. Due to the risks and uncertainties related to these impacts, we performed interim impairment testing for Hawthorne long-lived assets and goodwill during the third quarter of fiscal 2022, which resulted in non-cash, pre-tax goodwill and intangible asset impairment charges of $632.4 recorded in the “Impairment, restructuring and other” line in the Condensed Consolidated Statements of Operations. The tax impact of the impairment charges was a benefit of $138.0 for the three and nine months ended July 2, 2022 and was recorded in the “Income tax expense (benefit) from continuing operations” line in the Condensed Consolidated Statements of Operations. Refer to the “CRITICAL ACCOUNTING POLICIES AND ESTIMATES” section of this MD&A and “NOTE 4. GOODWILL AND INTANGIBLE ASSETS” for more information. We expect that the oversupply of cannabis and cost increases will continue to adversely impact our Hawthorne segment. In response, we are taking actions intended to mitigate the impact, including reducing the size of our supply chain network, reducing staffing levels and implementing other cost-reduction initiatives. If the oversupply of cannabis and cost increases persist longer, or are more significant than we expect or we are unable to mitigate their impact, our results of operations could be adversely impacted for a longer period and to a greater extent than we currently anticipate.
On April 8, 2022, we entered into the Sixth A&R Credit Agreement, providing us with five-year senior secured loan facilities in the aggregate principal amount of $2,500.0, comprised of a revolving credit facility of $1,500.0 and a term loan in the original principal amount of $1,000.0. The Sixth A&R Credit Agreement contains, among other obligations, an affirmative covenant regarding our leverage ratio determined as of the end of each of our fiscal quarters. The maximum permitted leverage ratio originally established in the Sixth A&R Credit Agreement was 4.50. During the third quarter of fiscal 2022, we experienced an unexpected shortfall in earnings that affected our ability to remain in compliance with the leverage ratio covenant of the Sixth A&R Credit Agreement. On June 8, 2022, we entered into Amendment No. 1 (the “Amendment”) to the Sixth A&R Credit Agreement which increased the maximum permitted leverage ratio for the quarterly leverage covenant effective for the third quarter of fiscal 2022 until the earlier of (i) April 1, 2024 and (ii) subject to certain conditions specified in the Amendment, the termination by us of such increase (such period, the “Leverage Adjustment Period”). Refer to the “LIQUIDITY AND CAPITAL RESOURCES” section of this MD&A for more information regarding the Amendment.
On December 30, 2021, our Hawthorne segment completed the acquisition of substantially all of the assets of Luxx Lighting, Inc., a leading provider of lighting products for indoor growing, for a purchase price of $213.2. On April 28, 2022, our Hawthorne segment completed the acquisition of substantially all of the assets of Cyco, an Australia-based provider of premium nutrients, additives and growing media products for indoor growing, for a purchase price of $37.4.
During fiscal 2021, we announced the creation of a newly formed subsidiary, THC, to focus on strategic minority non-equity investments in areas of the cannabis industry not currently pursued by our Hawthorne segment. This initiative is designed to allow us, in the future, to participate directly in a larger marketplace as the legal environment changes over time. On August 24, 2021, we made our initial investment under this initiative in the form of a $150.0 six-year convertible note issued to us by RIV Capital, a cannabis investment and acquisition firm listed on the Canadian Securities Exchange. On April 22, 2022, pursuant to our follow-on investment rights, we made an additional investment in RIV Capital in the form of a $25.0 convertible note. During the fourth quarter of fiscal 2021, we made minority non-equity investments of $43.1 in other entities focused on branded cannabis and high quality genetics. These investments include conversion features that would provide us with minority ownership interests in these entities if we exercise the conversion features. Refer to “NOTE 3. ACQUISITIONS AND INVESTMENTS” for more information regarding these investments.
On February 6, 2020, Scotts Miracle-Gro announced that its Board of Directors authorized the repurchase of up to $750.0 of Common Shares from April 30, 2020 through March 25, 2023. During the three and nine months ended July 2, 2022, Scotts Miracle-Gro repurchased 0.0 million and 1.1 million Common Shares under this share repurchase authorization for $0.0 and $175.0, respectively. During the three and nine months ended July 3, 2021, Scotts Miracle-Gro repurchased 0.1 million and 0.4 million Common Shares under this share repurchase authorization for $25.0 and $75.6, respectively.
On July 27, 2020, the Scotts Miracle-Gro Board of Directors approved an increase in Scott Miracle-Gro’s quarterly cash dividend from $0.58 to $0.62 per Common Share, which was first paid in the fourth quarter of fiscal 2020. On July 30, 2021, the Scotts Miracle-Gro Board of Directors approved an increase in Scott Miracle-Gro’s quarterly cash dividend from $0.62 to $0.66 per Common Share, which was first paid in the fourth quarter of fiscal 2021.

Contents	THE SCOTTS MIRACLE-GRO COMPANY
(Dollars in millions, except per share data)
We have experienced higher transportation and materials costs, including fertilizer inputs such as urea, due in part to the negative impact of the war in Ukraine on the global economy. We expect a continuing inflationary environment that is heightened by this conflict, and we are continuing to address these impacts to our operations. We have no operations in Russia or Ukraine.
COVID-19
The COVID-19 pandemic has had, and continues to have, an impact on financial markets, economic conditions, and portions of our business and industry. We have actively addressed the pandemic’s ongoing impact on our employees, operations, customers, consumers, and communities, by, among other things, implementing contingency plans, making operational adjustments where necessary, and providing assistance to organizations that support front-line workers. The first priority of our pandemic response has been and remains the health, safety and well-being of our employees. In addition to implementing measures to help ensure the health and safety of our employees, we implemented an interim premium pay allowance during fiscal 2020 and 2021 for certain associates in our field sales force and our manufacturing and distribution centers, which paid out nearly $50.0 in aggregate during those two years.
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
RESULTS OF OPERATIONS
The following table sets forth the components of earnings as a percentage of net sales for the three months ended July 2, 2022 and July 3, 2021:

	July 2, 2022	% Of Net Sales	July 3, 2021	% Of Net Sales
Net sales	$1,186.1	100.0%	$1,609.7	100.0%
Cost of sales	883.7	74.5	1,114.3	69.2
Cost of sales—impairment, restructuring and other	65.8	5.5	0.8	—
Gross profit	236.6	19.9	494.6	30.7
Operating expenses:
Selling, general and administrative	135.8	11.4	194.1	12.1
Impairment, restructuring and other	658.4	55.5	0.5	—
Other (income) expense, net	4.9	0.4	(2.1)	(0.1)
Income (loss) from operations	(562.5)	(47.4)	302.1	18.8
Equity in income of unconsolidated affiliates	(15.1)	(1.3)	(21.5)	(1.3)
Interest expense	31.0	2.6	21.9	1.4
Other non-operating income, net	(1.7)	(0.1)	(1.2)	(0.1)
Income (loss) from continuing operations before income taxes	(576.7)	(48.6)	302.9	18.8
Income tax expense (benefit) from continuing operations	(132.8)	(11.2)	73.1	4.5
Income (loss) from continuing operations	(443.9)	(37.4)	229.8	14.3
Loss from discontinued operations, net of tax	—	—	(3.9)	(0.2)
Net income (loss)	$(443.9)	(37.4)%	$225.9	14.0%
The sum of the components may not equal due to rounding.

Contents	THE SCOTTS MIRACLE-GRO COMPANY
(Dollars in millions, except per share data)
The following table sets forth the components of earnings as a percentage of net sales for the nine months ended July 2, 2022 and July 3, 2021:

	July 2, 2022	% Of Net Sales	July 3, 2021	% Of Net Sales
Net sales	$3,430.4	100.0%	$4,187.2	100.0%
Cost of sales	2,415.6	70.4	2,822.2	67.4
Cost of sales—impairment, restructuring and other	71.1	2.1	22.2	0.5
Gross profit	943.7	27.5	1,342.8	32.1
Operating expenses:
Selling, general and administrative	494.6	14.4	582.3	13.9
Impairment, restructuring and other	660.2	19.2	3.7	0.1
Other (income) expense, net	(1.0)	—	(3.4)	(0.1)
Income (loss) from operations	(210.1)	(6.1)	760.2	18.2
Equity in income of unconsolidated affiliates	(1.3)	—	(20.0)	(0.5)
Interest expense	83.1	2.4	57.3	1.4
Other non-operating income, net	(5.4)	(0.2)	(17.3)	(0.4)
Income (loss) from continuing operations before income taxes	(286.5)	(8.4)	740.2	17.7
Income tax expense (benefit) from continuing operations	(69.0)	(2.0)	174.2	4.2
Income (loss) from continuing operations	(217.5)	(6.3)	566.0	13.5
Loss from discontinued operations, net of tax	—	—	(4.7)	(0.1)
Net income (loss)	$(217.5)	(6.3)%	$561.3	13.4%
The sum of the components may not equal due to rounding.

Net Sales
Net sales for the three months ended July 2, 2022 were $1,186.1, a decrease of 26.3% from net sales of $1,609.7 for the three months ended July 3, 2021. Net sales for the nine months ended July 2, 2022 were $3,430.4, a decrease of 18.1% from net sales of $4,187.2 for the nine months ended July 3, 2021. These changes in net sales were attributable to the following:

	Three Months Ended	Nine Months Ended
	July 2, 2022	July 2, 2022
Volume	(33.6)%	(25.1)%
Foreign exchange rates	(0.4)	(0.2)
Pricing	6.6	6.3
Acquisitions	1.1	0.9
Change in net sales	(26.3)%	(18.1)%
The decrease in net sales for the three and nine months ended July 2, 2022 as compared to the three and nine months ended July 3, 2021 was primarily driven by:
•decreased sales volume driven by lighting, nutrients, growing media, hardware and growing environments products in our Hawthorne segment; and lawn care, soils, controls, plant food and mulch products in our U.S. Consumer segment;
•decreased net sales associated with the Roundup® marketing agreement; and
•the unfavorable impact of foreign exchange rates as a result of the strengthening of the U.S. dollar relative to the euro and the Canadian dollar;
•partially offset by increased pricing in our U.S. Consumer, Hawthorne and Other segments; and
•the addition of net sales from acquisitions in our Hawthorne segment.

Contents	THE SCOTTS MIRACLE-GRO COMPANY
(Dollars in millions, except per share data)
Cost of Sales
The following table shows the major components of cost of sales for the periods indicated:

	Three Months Ended		Nine Months Ended
	July 2, 2022	July 3, 2021	July 2, 2022	July 3, 2021
Materials	$495.2	$622.1	$1,356.2	$1,617.1
Distribution and warehousing	199.1	228.0	549.4	552.3
Manufacturing labor and overhead	174.6	246.5	453.6	594.4
Costs associated with Roundup® marketing agreement	14.8	17.7	56.4	58.4
Cost of sales	883.7	1,114.3	2,415.6	2,822.2
Cost of sales—impairment, restructuring and other	65.8	0.8	71.1	22.2
	$949.5	$1,115.1	$2,486.7	$2,844.4
Factors contributing to the change in cost of sales are outlined in the following table:

	Three Months Ended	Nine Months Ended
	July 2, 2022	July 2, 2022
Volume, product mix and other	$(274.6)	$(497.4)
Foreign exchange rates	(6.0)	(6.3)
Costs associated with Roundup® marketing agreement	(2.9)	(2.0)
Material cost changes	52.9	99.1
	(230.6)	(406.6)
Impairment, restructuring and other	65.0	48.9
Change in cost of sales	$(165.6)	$(357.7)
The decrease in cost of sales for the three and nine months ended July 2, 2022 as compared to the three and nine months ended July 3, 2021 was primarily driven by:
•lower sales volume in our U.S. Consumer, Hawthorne and Other segments;
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
•an increase in impairment, restructuring and other charges.

Contents	THE SCOTTS MIRACLE-GRO COMPANY
(Dollars in millions, except per share data)
Gross Profit
As a percentage of net sales, our gross profit rate was 19.9% and 30.7% for the three months ended July 2, 2022 and July 3, 2021, respectively. As a percentage of net sales, our gross profit rate was 27.5% and 32.1% for the nine months ended July 2, 2022 and July 3, 2021, respectively. Factors contributing to the change in gross profit rate are outlined in the following table:

	Three Months Ended	Nine Months Ended
	July 2, 2022	July 2, 2022
Volume, product mix and other	(6.9)%	(5.4)%
Material costs	(4.9)	(3.1)
Roundup® commissions and reimbursements	(0.9)	(0.2)
Acquisitions	(0.2)	(0.2)
Pricing	7.6	5.9
	(5.3)%	(3.0)%
Impairment, restructuring and other	(5.5)	(1.6)
Change in gross profit rate	(10.8)%	(4.6)%
The decrease in gross profit rate for the three and nine months ended July 2, 2022 as compared to the three and nine months ended July 3, 2021 was primarily driven by:
•higher material costs in our U.S. Consumer and Other segments;
•higher transportation and warehousing costs of 250 bps and 300 bps for the three and nine months ended July 2, 2022, respectively, included within “volume, product mix and other” associated with our U.S. Consumer, Hawthorne and Other segments;
•unfavorable leverage of fixed costs driven by lower sales volume in our U.S. Consumer, Hawthorne and Other segments;
•decreased net sales associated with the Roundup® marketing agreement;
•an unfavorable net impact from acquisitions in our Hawthorne segment; and
•an increase in impairment, restructuring and other charges;
•partially offset by increased pricing in our U.S. Consumer, Hawthorne and Other segments.
Selling, General and Administrative Expenses
The following table sets forth the components of selling, general and administrative expenses (“SG&A”) for the periods indicated:

	Three Months Ended		Nine Months Ended
	July 2, 2022	July 3, 2021	July 2, 2022	July 3, 2021
Advertising	$30.0	$44.6	$97.4	$140.1
Research and development	10.4	11.4	35.3	32.0
Amortization of intangibles	7.7	7.3	24.0	21.8
Share-based compensation	5.5	8.1	28.6	34.0
Other selling, general and administrative	82.2	122.7	309.3	354.4
	$135.8	$194.1	$494.6	$582.3
SG&A decreased $58.3, or 30.0%, during the three months ended July 2, 2022 compared to the three months ended July 3, 2021. Advertising expense decreased $14.6, or 32.7%, during the three months ended July 2, 2022 driven by decreased media spending in our U.S. Consumer segment. Other SG&A decreased $40.5, or 33.0%, during the three months ended July 2, 2022 driven by a decrease in short-term variable cash incentive compensation expense, reductions in staffing levels and other cost-reduction initiatives.

Contents	THE SCOTTS MIRACLE-GRO COMPANY
(Dollars in millions, except per share data)
SG&A decreased $87.7, or 15.1%, during the nine months ended July 2, 2022 compared to the nine months ended July 3, 2021. Advertising expense decreased $42.7, or 30.5%, during the nine months ended July 2, 2022 driven by decreased media spending in our U.S. Consumer segment. Other SG&A decreased $45.1, or 12.7%, during the nine months ended July 2, 2022 driven by a decrease in short-term variable cash incentive compensation expense, reductions in staffing levels and other cost-reduction initiatives.
Impairment, Restructuring and Other
Activity described herein is classified within the “Cost of sales—impairment, restructuring and other” and “Impairment, restructuring and other” lines in the Condensed Consolidated Statements of Operations. The following table details impairment, restructuring and other charges for each of the periods presented:

	Three Months Ended		Nine Months Ended
	July 2, 2022	July 3, 2021	July 2, 2022	July 3, 2021
Cost of sales—impairment, restructuring and other:
COVID-19 related costs	$—	$1.5	$—	$22.5
Restructuring and other charges (recoveries), net	58.8	(0.7)	61.3	(0.3)
Property, plant and equipment impairments	7.0	—	9.8	—
Operating expenses:
COVID-19 related costs	—	0.4	—	3.6
Restructuring and other charges, net	25.3	0.1	27.1	0.1
Goodwill and intangible asset impairments	633.1	—	633.1	—
Impairment, restructuring and other charges from continuing operations	$724.2	$1.3	$731.3	$25.9
During the three and nine months ended July 2, 2022, we recognized non-cash, pre-tax goodwill and intangible asset impairment charges of $632.4 related to our Hawthorne segment in the “Impairment, restructuring and other” line in the Condensed Consolidated Statements of Operations, comprised of $522.4 of goodwill impairment charges and $110.0 of finite-lived intangible asset impairment charges.
During the three and nine months ended July 2, 2022, we incurred inventory write-down charges of $45.9 in the “Cost of sales—impairment, restructuring and other” line in the Condensed Consolidated Statements of Operations associated with our decision to discontinue and exit the market for certain lighting products and brands.
During the three and nine months ended July 2, 2022, we began implementing an expanded series of organizational changes and initiatives intended to create operational and management-level efficiencies. As part of this restructuring program, we are reducing the size of our supply chain network, reducing staffing levels and implementing other cost-reduction initiatives. During the three and nine months ended July 2, 2022, we incurred costs of $40.7 and $46.1, respectively, associated with this restructuring initiative primarily related to employee termination benefits and impairment of property, plant and equipment. We incurred costs of $9.5 in our U.S. Consumer segment and $10.4 and $15.6 in our Hawthorne segment in the “Cost of sales—impairment, restructuring and other” line in the Condensed Consolidated Statements of Operations during the three and nine months ended July 2, 2022, respectively. We incurred costs of $7.4 in our U.S. Consumer segment, $7.1 in our Hawthorne segment and $6.3 at Corporate in the “Impairment, restructuring and other” line in the Condensed Consolidated Statements of Operations during the three and nine months ended July 2, 2022, respectively. We continue to evaluate additional network and organizational changes, which, if executed, may result in additional restructuring charges in future periods.
In response to the COVID-19 pandemic, we implemented measures intended to protect the health and safety of our employees and maintain our ability to provide products to our customers. Costs incurred during the three and nine months ended July 2, 2022 related to COVID-19 were immaterial. During the three and nine months ended July 3, 2021, we incurred costs of $1.9 and $26.1, respectively, associated with the COVID-19 pandemic primarily related to premium pay. We incurred costs of $0.8 and $19.8 in our U.S. Consumer segment, $0.5 and $2.4 in our Hawthorne segment and $0.2 and $0.3 in our Other segment in the “Cost of sales—impairment, restructuring and other” line in the Condensed Consolidated Statements of Operations during the three and nine months ended July 3, 2021, respectively. We incurred costs of $0.3 and $3.5 in our U.S. Consumer segment and $0.1 in our Other segment in the “Impairment, restructuring and other” line in the Condensed Consolidated Statements of Operations during the three and nine months ended July 3, 2021, respectively.

Contents	THE SCOTTS MIRACLE-GRO COMPANY
(Dollars in millions, except per share data)
Other (Income) Expense, net
Other (income) expense is comprised of activities such as royalty income from the licensing of certain of our brand names, foreign exchange transaction gains and losses and gains and losses from the disposition of non-inventory assets. Other (income) expense was $4.9 and $(2.1) for the three months ended July 2, 2022 and July 3, 2021, respectively; and was $(1.0) and $(3.4) for the nine months ended July 2, 2022 and July 3, 2021, respectively. The change for the three and nine months ended July 2, 2022 was primarily due to foreign exchange transaction gains and losses.
Income (Loss) from Operations
Income (loss) from operations was $(562.5) for the three months ended July 2, 2022, a decrease of 286.2% compared to $302.1 for the three months ended July 3, 2021; and was $(210.1) for the nine months ended July 2, 2022, a decrease of 127.6% compared to $760.2 for the nine months ended July 3, 2021. For the three and nine months ended July 2, 2022, the decrease was driven by lower net sales, a decrease in gross profit rate, higher impairment, restructuring and other charges and lower other income, partially offset by lower SG&A.
Equity in Income of Unconsolidated Affiliates
We acquired a 50% equity interest in Bonnie Plants, LLC on December 31, 2020. Our interest is accounted for using the equity method of accounting, with our proportionate share of Bonnie Plants, LLC earnings subsequent to December 31, 2020 reflected in the Condensed Consolidated Statements of Operations. We recorded equity in income of unconsolidated affiliates associated with Bonnie Plants, LLC of $15.1 and $1.3 during the three and nine months ended July 2, 2022, respectively, as compared to $21.5 and $20.0 during the three and nine months ended July 3, 2021, respectively.
Interest Expense
Interest expense was $31.0 for the three months ended July 2, 2022, an increase of 41.6% compared to $21.9 for the three months ended July 3, 2021. The increase was driven by higher average borrowings of $1,307.4 due to higher inventory production, capital expenditures, acquisition activity and repurchases of our Common Shares.
Interest expense was $83.1 for the nine months ended July 2, 2022, an increase of 45.0% compared to $57.3 for the nine months ended July 3, 2021. The increase was driven by higher average borrowings of $1,131.4 due to higher inventory production, capital expenditures, acquisition activity and repurchases of our Common Shares.
Other Non-Operating Income, Net
Other non-operating income was $1.7 and $1.2 for the three months ended July 2, 2022 and July 3, 2021, respectively, and was $5.4 and $17.3 for the nine months ended July 2, 2022 and July 3, 2021, respectively. On December 31, 2020, we acquired a 50% equity interest in Bonnie Plants, LLC in exchange for cash payments of $102.3, forgiveness of our outstanding loan receivable with AFC and surrender of our options to increase our economic interest in the Bonnie Plants business. Our loan receivable with AFC, which was previously recognized in the “Other assets” line in the Condensed Consolidated Balance Sheets, had a carrying value of $66.4 on December 31, 2020 and we recognized a gain of $12.5 during the three months ended January 2, 2021 to write-up the value of the loan to its closing date fair value of $78.9.
Income Tax Expense (Benefit) from Continuing Operations
The effective tax rates related to continuing operations for the nine months ended July 2, 2022 and July 3, 2021 were 24.1% and 23.5%, respectively. The effective tax rate used for interim purposes is based on our best estimate of factors impacting the effective tax rate for the full fiscal year. Factors affecting the estimated effective tax rate include assumptions as to income by jurisdiction (domestic and foreign), the availability and utilization of tax credits and the existence of elements of income and expense that may not be taxable or deductible. The estimated effective tax rate is subject to revision in later interim periods and at fiscal year-end as facts and circumstances change during the course of the fiscal year. There can be no assurance that the effective tax rate estimated for interim financial reporting purposes will approximate the effective tax rate determined at fiscal year-end.
During the three and nine months ended July 2, 2022, we recognized non-cash, pre-tax goodwill and intangible asset impairment charges of $632.4 related to our Hawthorne segment in the “Impairment, restructuring and other” line in the Condensed Consolidated Statements of Operations. The tax impact of the impairment charges was a benefit of $138.0, which is net of the impact of non-deductible goodwill of $18.5, for the three and nine months ended July 2, 2022 and was recorded in the “Income tax expense (benefit) from continuing operations” line in the Condensed Consolidated Statements of Operations. The tax impact of non-deductible goodwill was considered a discrete item because we have no remaining non-deductible goodwill.

Contents	THE SCOTTS MIRACLE-GRO COMPANY
(Dollars in millions, except per share data)
This discrete item decreased the effective tax rate by approximately 640 bps for the nine months ended July 2, 2022 because we incurred a net loss during this period.
Income (Loss) from Continuing Operations
Income (loss) from continuing operations was $(443.9), or $(8.01) per diluted share, for the three months ended July 2, 2022 compared to $229.8, or $4.00 per diluted share, for the three months ended July 3, 2021. The decrease was driven by lower net sales, a decrease in gross profit rate, higher impairment, restructuring and other charges, lower other income, lower equity in income of unconsolidated affiliates and higher interest expense, partially offset by lower SG&A.
Diluted average common shares used in the diluted loss per common share calculation for the three months ended July 2, 2022 were 55.4 million, which excluded potential Common Shares of 0.4 million because the effect of their inclusion would be anti-dilutive as we incurred a net loss for the three months ended July 2, 2022. Diluted average common shares used in the diluted income per common share calculation for the three months ended July 3, 2021 were 57.4 million, which included dilutive potential Common Shares of 1.6 million.
Income (loss) from continuing operations was $(217.5), or $(3.91) per diluted share, for the nine months ended July 2, 2022 compared to $566.0, or $9.90 per diluted share, for the nine months ended July 3, 2021. The decrease was driven by lower net sales, a decrease in gross profit rate, higher impairment, restructuring and other charges, lower other income, lower equity in income of unconsolidated affiliates, higher interest expense and lower other non-operating income, partially offset by lower SG&A.
Diluted average common shares used in the diluted loss per common share calculation for the nine months ended July 2, 2022 were 55.6 million, which excluded potential Common Shares of 0.6 million because the effect of their inclusion would be anti-dilutive as we incurred a net loss for the nine months ended July 2, 2022. Diluted average common shares used in the diluted income per common share calculation for the nine months ended July 3, 2021 were 57.1 million, which included dilutive potential Common Shares of 1.4 million.
SEGMENT RESULTS
The following table sets forth net sales by segment:

	Three Months Ended		Nine Months Ended
	July 2, 2022	July 3, 2021	July 2, 2022	July 3, 2021
U.S. Consumer	$904.5	$1,046.2	$2,626.7	$2,828.4
Hawthorne	154.5	421.9	547.7	1,095.1
Other	127.1	141.6	256.0	263.7
Consolidated	$1,186.1	$1,609.7	$3,430.4	$4,187.2

Contents	THE SCOTTS MIRACLE-GRO COMPANY
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

	Three Months Ended		Nine Months Ended
	July 2, 2022	July 3, 2021	July 2, 2022	July 3, 2021
U.S. Consumer	$181.1	$264.4	$620.7	$745.6
Hawthorne	4.1	51.9	2.0	133.7
Other	10.9	26.8	22.7	44.4
Total Segment Profit (Non-GAAP)	196.1	343.1	645.4	923.7
Corporate	(25.2)	(31.9)	(95.7)	(114.6)
Intangible asset amortization	(9.2)	(7.8)	(28.5)	(23.0)
Impairment, restructuring and other	(724.2)	(1.3)	(731.3)	(25.9)
Equity in income of unconsolidated affiliates	15.1	21.5	1.3	20.0
Interest expense	(31.0)	(21.9)	(83.1)	(57.3)
Other non-operating income, net	1.7	1.2	5.4	17.3
Income (loss) from continuing operations before income taxes (GAAP)	$(576.7)	$302.9	$(286.5)	$740.2
U.S. Consumer
U.S. Consumer segment net sales were $904.5 in the third quarter of fiscal 2022, a decrease of 13.5% from third quarter of fiscal 2021 net sales of $1,046.2; and were $2,626.7 for the first nine months of fiscal 2022, a decrease of 7.1% from the first nine months of fiscal 2021 net sales of $2,828.4. For the third quarter of fiscal 2022, the decrease was driven by lower sales volume of 20.0%, partially offset by increased pricing of 6.5%. For the nine months ended July 2, 2022, the decrease was driven by lower sales volume of 14.1%, partially offset by increased pricing of 7.0%. The decrease in sales volume for the three and nine months ended July 2, 2022 was driven by lawn care, soils, controls, plant food and mulch products.
U.S. Consumer Segment Profit was $181.1 in the third quarter of fiscal 2022, a decrease of 31.5% from the third quarter of fiscal 2021 Segment Profit of $264.4; and Segment Profit was $620.7 for the first nine months of fiscal 2022, a decrease of 16.8% from the first nine months of fiscal 2021 Segment Profit of $745.6. For the three and nine months ended July 2, 2022, the decrease was primarily due to lower net sales and a lower gross profit rate, partially offset by lower SG&A.
Hawthorne
Hawthorne segment net sales were $154.5 in the third quarter of fiscal 2022, a decrease of 63.4% from third quarter of fiscal 2021 net sales of $421.9; and were $547.7 for the first nine months of fiscal 2022, a decrease of 50.0% from the first nine months of fiscal 2021 net sales of $1,095.1. For the third quarter of fiscal 2022, the decrease was driven by lower sales volume and unfavorable foreign exchange rates of 73.2% and 0.3%, respectively, partially offset by increased pricing and acquisitions of 5.7% and 4.4%, respectively. For the nine months ended July 2, 2022, the decrease was driven by lower sales volume and unfavorable foreign exchange rates of 57.2% and 0.2%, respectively, partially offset by increased pricing and acquisitions of 4.1% and 3.3%, respectively. The decrease in sales volume for the three and nine months ended July 2, 2022 was driven by lighting, nutrients, growing media, hardware and growing environments products.
Hawthorne Segment Profit was $4.1 in the third quarter of fiscal 2022, a decrease of 92.1% from the third quarter of fiscal 2021 Segment Profit of $51.9; and Segment Profit was $2.0 for the first nine months of fiscal 2022, a decrease of 98.5% from the first nine months of fiscal 2021 Segment Profit of $133.7. For the three and nine months ended July 2, 2022, the decrease was driven by lower net sales and a lower gross profit rate, partially offset by lower SG&A.
Other
Other segment net sales were $127.1 in the third quarter of fiscal 2022, a decrease of 10.2% from the third quarter of fiscal 2021 net sales of $141.6; and were $256.0 for the first nine months of fiscal 2022, a decrease of 2.9% from the first nine months of fiscal 2021 net sales of $263.7. For the third quarter of fiscal 2022, the decrease was driven by lower sales volume

Contents	THE SCOTTS MIRACLE-GRO COMPANY
(Dollars in millions, except per share data)
and unfavorable foreign exchange rates of 16.1% and 4.0%, respectively, partially offset by increased pricing of 9.9%. For the nine months ended July 2, 2022, the decrease was driven by lower sales volume and unfavorable foreign exchange rates of 8.9% and 1.8%, respectively, partially offset by increased pricing of 7.8%.
Other Segment Profit was $10.9 in the third quarter of fiscal 2022, a decrease of 59.3% from the third quarter of fiscal 2021 Segment Profit of $26.8; and Segment Profit was $22.7 for the first nine months of fiscal 2022, a decrease of 48.9% from the first nine months of fiscal 2021 Segment Profit of $44.4. For the three and nine months ended July 2, 2022, the decrease was driven by lower net sales and a lower gross profit rate, partially offset by lower SG&A.
Corporate
Corporate expenses were $25.2 in the third quarter of fiscal 2022, a decrease of 21.0% from the third quarter of fiscal 2021 expenses of $31.9; and were $95.7 for the first nine months of fiscal 2022, a decrease of 16.5% from the first nine months of fiscal 2021 expenses of $114.6. For the three and nine months ended July 2, 2022, the decrease was driven by lower short-term variable cash incentive compensation expense, reductions in staffing levels and other cost-reduction initiatives.
LIQUIDITY AND CAPITAL RESOURCES
The following table summarizes cash activities:

	Nine Months Ended
	July 2, 2022	July 3, 2021
Net cash used in operating activities	$(679.6)	$(207.1)
Net cash used in investing activities	(334.5)	(211.9)
Net cash provided by financing activities	797.9	459.6
Operating Activities
Cash used in operating activities totaled $679.6 for the nine months ended July 2, 2022, an increase of $472.5 as compared to $207.1 for the nine months ended July 3, 2021. This increase was driven by higher inventory, lower net income and higher interest payments, partially offset by lower tax payments and lower short-term variable cash incentive compensation payouts. Higher inventory was driven by higher production and higher input costs. The nine months ended July 2, 2022 was also impacted by extended payment terms with several of our major vendors across the U.S. Consumer and Hawthorne segments, as well as Monsanto, for payments originally due in the final weeks of fiscal 2021 that were paid in the first quarter of fiscal 2022.
Investing Activities
Cash used in investing activities totaled $334.5 for the nine months ended July 2, 2022, an increase of $122.6 as compared to $211.9 for the nine months ended July 3, 2021. Cash used for investments in property, plant and equipment during the first nine months of fiscal 2022 and 2021 was $99.0 and $77.9, respectively. We also completed the acquisitions of Luxx Lighting, Inc., True Liberty Bags and Cyco during the nine months ended July 2, 2022 in exchange for cash payments of $237.3, as well as the issuance of 0.1 million Common Shares, a non-cash investing and financing activity, with a fair value of $21.0 based on the share price at the time of payment. In addition, during the nine months ended July 2, 2022, we made payments of $25.0 in connection with a minority non-equity convertible debt investment, received proceeds from the sale of long-lived assets of $9.4 and received $17.4 associated with currency forward contracts. During the nine months ended July 3, 2021, we acquired a 50% equity interest in Bonnie Plants, LLC in exchange for cash payments of $102.3, as well as non-cash investing activities that included forgiveness of our outstanding loan receivable with AFC and surrender of our options to increase our economic interest in the Bonnie Plants business. In addition, during the nine months ended July 3, 2021, we acquired contract and license rights within our U.S. Consumer segment for $20.0 and we paid cash of $10.0 associated with currency forward contracts.
Financing Activities
Cash provided by financing activities totaled $797.9 for the nine months ended July 2, 2022 as compared $459.6 for the nine months ended July 3, 2021. This change was driven by an increase in net borrowings under our Fifth A&R Credit Facilities of $1,019.7 during the nine months ended July 2, 2022, partially offset by the issuance of $500.0 aggregate principal amount of 4.00% Senior Notes during the nine months ended July 3, 2021, an increase in repurchases of our Common Shares of $166.7, an increase in dividends paid of $23.5 and a decrease in cash received from exercise of stock options of $11.7. In addition, we paid financing and issuance fees of $9.7 and $7.2 for the nine months ended July 2, 2022 and July 3, 2021,

Contents	THE SCOTTS MIRACLE-GRO COMPANY
(Dollars in millions, except per share data)
respectively. We also made payments of $17.4 associated with the acquisition of the remaining outstanding shares of AeroGrow during the nine months ended July 3, 2021.
Cash and Cash Equivalents
Our cash and cash equivalents were held in cash depository accounts with major financial institutions around the world or invested in high-quality, short-term liquid investments having original maturities of three months or less. The cash and cash equivalents balances of $27.8, $58.3 and $244.1 as of July 2, 2022, July 3, 2021 and September 30, 2021, respectively, included $4.0, $52.1 and $15.9, respectively, held by controlled foreign corporations. As of July 2, 2022, we maintain our assertion of indefinite reinvestment of the earnings of all material foreign subsidiaries.
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
On April 8, 2022, we entered into a sixth amended and restated credit agreement (the “Sixth A&R Credit Agreement”), providing us with five-year senior secured loan facilities in the aggregate principal amount of $2,500.0, comprised of a revolving credit facility of $1,500.0 and a term loan in the original principal amount of $1,000.0 (the “Sixth A&R Credit Facilities”). The Sixth A&R Credit Agreement also provides us with the right to seek additional committed credit under the agreement in an aggregate amount of up to $500.0 plus an unlimited additional amount, subject to certain specified financial and other conditions. The Sixth A&R Credit Agreement replaces the Fifth A&R Credit Agreement and will terminate on April 8, 2027. The Sixth A&R Credit Facilities are available for issuance of letters of credit up to $100.0. The terms of the Sixth A&R Credit Agreement include customary representations and warranties, affirmative and negative covenants, financial covenants, and events of default.
At July 2, 2022, we had letters of credit outstanding in the aggregate principal amount of $14.1 and had $868.5 of borrowing availability under the Sixth A&R Credit Agreement. The weighted average interest rates on average borrowings under the Fifth A&R Credit Agreement and Sixth A&R Credit Agreement were 2.1% and 1.8% for the nine months ended July 2, 2022 and July 3, 2021, respectively.
Under the terms of the Sixth A&R Credit Agreement, loans bear interest, at our election, at a rate per annum equal to either (i) the Alternate Base Rate plus the Applicable Spread (each, as defined in the Sixth A&R Credit Agreement) or (ii) the Adjusted Term SOFR Rate for the Interest Period in effect for such borrowing plus the Applicable Spread (all as defined in the Sixth A&R Credit Agreement). Swingline Loans bear interest at the applicable Swingline Rate set forth in the Sixth A&R Credit Agreement. Further, interest rates for other select non-U.S. dollar borrowings, including borrowings denominated in euro, Pounds Sterling and Canadian Dollars, are based on separate interest rate indices, as set forth in the Sixth A&R Credit Agreement. The Sixth A&R Credit Agreement is secured by (i) a perfected first priority security interest in all of the accounts receivable, inventory and equipment of Scotts Miracle-Gro and certain of its domestic subsidiaries and (ii) the pledge of all of the capital stock of certain of Scotts Miracle-Gro’s domestic subsidiaries and a portion of the capital stock of certain of its foreign subsidiaries. The collateral does not include any of our intellectual property.
On June 8, 2022, we entered into Amendment No. 1 (the “Amendment”) to the Sixth A&R Credit Agreement. The Amendment increased the maximum permitted leverage ratio for the quarterly leverage covenant effective for the third quarter of fiscal 2022 until the earlier of (i) April 1, 2024 and (ii) subject to certain conditions specified in the Amendment, the termination by us of such increase (such period, the “Leverage Adjustment Period”). The Amendment also increases the interest rate applicable to borrowings under the revolving credit facility by 35 bps and the term loan facility by 50 bps, and increases the annual facility fee rate on the revolving credit facility by 15 bps, in each case, when our quarterly-tested leverage ratio exceeds 4.75. Additionally, the Amendment limits our ability to declare or pay any discretionary dividends, distributions or other restricted payments during the Leverage Adjustment Period to only the payment of (i) regularly scheduled cash dividends to holders of our Common Shares in an aggregate amount not to exceed $225.0 per fiscal year and (ii) other dividends, distributions or other restricted payments in an aggregate amount not to exceed $25.0; and requires pro forma compliance with certain leverage levels specified in the Amendment with respect to our ability to consummate certain acquisitions and incur debt.

Contents	THE SCOTTS MIRACLE-GRO COMPANY
(Dollars in millions, except per share data)
The Sixth A&R Credit Agreement contains, among other obligations, an affirmative covenant regarding our leverage ratio determined as of the end of each of our fiscal quarters calculated as average total indebtedness, divided by our earnings before interest, taxes, depreciation and amortization, as adjusted pursuant to the terms of the Sixth A&R Credit Agreement (“Adjusted EBITDA”). Pursuant to the Amendment, the maximum permitted leverage ratio is (i) 6.25 for the third quarter of fiscal 2022 through the first quarter of fiscal 2023, (ii) 6.50 for the second and third quarters of fiscal 2023, (iii) 6.25 for the fourth quarter of fiscal 2023 and the first quarter of fiscal 2024, (iv) 5.50 for the second quarter of fiscal 2024, and (v) 4.50 for the third quarter of fiscal 2024 and thereafter. Our leverage ratio was 5.10 at July 2, 2022. The Sixth A&R Credit Agreement also contains an affirmative covenant regarding our interest coverage ratio determined as of the end of each of our fiscal quarters. The interest coverage ratio is calculated as Adjusted EBITDA divided by interest expense, as described in the Sixth A&R Credit Agreement, and excludes costs related to refinancings. The minimum required interest coverage ratio is 3.00, which is unchanged from the Fifth A&R Credit Agreement. Our interest coverage ratio was 5.89 for the twelve months ended July 2, 2022. As of July 2, 2022, we were in compliance with these financial covenants.
We continue to monitor our compliance with the leverage ratio, interest coverage ratio and other covenants contained in the Sixth A&R Credit Agreement and, based upon our current operating assumptions, we expect to remain in compliance with the permissible leverage ratio and interest coverage ratio throughout fiscal 2022. However, an unanticipated shortfall in earnings, an increase in net indebtedness or other factors could materially affect our ability to remain in compliance with the financial or other covenants of the Sixth A&R Credit Agreement, potentially causing us to have to seek an amendment or waiver from our lending group which could result in, among other things, repricing of the Sixth A&R Credit Agreement and/or immediate repayment of outstanding borrowings. While we believe we have good relationships with our lending group, we can provide no assurance that such a request would result in a modified or replacement credit agreement on reasonable terms, if at all.
Senior Notes
On December 15, 2016, Scotts Miracle-Gro issued $250.0 aggregate principal amount of 5.250% Senior Notes due 2026. The 5.250% Senior Notes represent general unsecured senior obligations and rank equal in right of payment with our existing and future unsecured senior debt. The 5.250% Senior Notes have interest payment dates of June 15 and December 15 of each year.
On October 22, 2019, Scotts Miracle-Gro issued $450.0 aggregate principal amount of 4.500% Senior Notes due 2029. The 4.500% Senior Notes represent general unsecured senior obligations and rank equal in right of payment with our existing and future unsecured senior debt. The 4.500% Senior Notes have interest payment dates of April 15 and October 15 of each year.
On March 17, 2021, Scotts Miracle-Gro issued $500.0 aggregate principal amount of 4.000% Senior Notes due 2031. The 4.000% Senior Notes represent general unsecured senior obligations and rank equal in right of payment with our existing and future unsecured senior debt. The 4.000% Senior Notes have interest payment dates of April 1 and October 1 of each year.
On August 13, 2021, Scotts Miracle-Gro issued $400.0 aggregate principal amount of 4.375% Senior Notes due 2032. The 4.375% Senior Notes represent general unsecured senior obligations and rank equal in right of payment with our existing and future unsecured senior debt. The 4.375% Senior Notes have interest payment dates of February 1 and August 1 of each year.
Substantially all of Scotts Miracle-Gro’s directly and indirectly owned domestic subsidiaries serve as guarantors of the 5.250% Senior Notes, the 4.500% Senior Notes, the 4.000% Senior Notes and the 4.375% Senior Notes.
Receivables Facility
We also maintain a Receivables Facility, under which we may sell a portfolio of available and eligible outstanding customer accounts receivable to the purchasers and simultaneously agree to repurchase the receivables on a weekly basis. The eligible accounts receivable consist of accounts receivable generated by sales to three specified customers. The eligible amount of customer accounts receivables which may be sold under the Receivables Facility is $400.0 and the commitment amount during the seasonal commitment period that began on February 25, 2022 and ended on June 17, 2022 was $160.0. The Receivables Facility expires on August 19, 2022 but is expected to be renewed prior to its expiration.
We account for the sale of receivables under the Receivables Facility as short-term debt and continue to carry the receivables on our Condensed Consolidated Balance Sheets, primarily as a result of our requirement to repurchase receivables sold. As of July 2, 2022 and July 3, 2021, there were $250.0 and $0.0, respectively, in borrowings on receivables pledged as collateral under the Receivables Facility, and the carrying value of the receivables pledged as collateral was $277.8 and $0.0, respectively.

Contents	THE SCOTTS MIRACLE-GRO COMPANY
(Dollars in millions, except per share data)
Interest Rate Swap Agreements
We enter into interest rate swap agreements with major financial institutions that effectively convert a portion of our variable rate debt to a fixed rate. Interest payments made between the effective date and expiration date are hedged by the swap agreements. Swap agreements that were hedging interest payments as of July 2, 2022, July 3, 2021 and September 30, 2021 had a maximum total U.S. dollar equivalent notional amount of $800.0, $700.0 and $600.0, respectively. The notional amount, effective date, expiration date and rate of each of the swap agreements outstanding at July 2, 2022 are shown in the table below:

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
The guarantees are “full and unconditional,” as those terms are used in Regulation S-X, Rule 3-10(b)(3), except that a Guarantor’s guarantee will be released in certain circumstances set forth in the indentures governing the Senior Notes, such as: (i) upon any sale or other disposition of all or substantially all of the assets of the Guarantor (including by way of merger or consolidation) to any person other than Scotts Miracle-Gro or any “restricted subsidiary” under the applicable indenture; (ii) if the Guarantor merges with and into Scotts Miracle-Gro, with Scotts Miracle-Gro surviving such merger; (iii) if the Guarantor is designated an “unrestricted subsidiary” in accordance with the applicable indenture or otherwise ceases to be a “restricted subsidiary” (including by way of liquidation or dissolution) in a transaction permitted by such indenture; (iv) upon legal or covenant defeasance; (v) at the election of Scotts Miracle-Gro following the Guarantor’s release as a guarantor under the Sixth A&R Credit Agreement, except a release by or as a result of the repayment of the Sixth A&R Credit Agreement; or (vi) if the Guarantor ceases to be a “restricted subsidiary” and the Guarantor is not otherwise required to provide a guarantee of the Senior Notes pursuant to the applicable indenture.
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

Contents	THE SCOTTS MIRACLE-GRO COMPANY
(Dollars in millions, except per share data)
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

	July 2, 2022	September 30, 2021
Current assets	$2,305.2	$1,834.8
Noncurrent assets (a)	2,251.4	2,484.5
Current liabilities	959.5	1,038.1
Noncurrent liabilities	3,393.0	2,611.8
(a)Includes amounts due from Non-Guarantor subsidiaries of $54.3 and $39.8, respectively.

	Nine Months Ended	Year Ended
	July 2, 2022	September 30, 2021
Net sales	$3,139.2	$4,507.6
Gross profit	898.6	1,380.6
Income (loss) from continuing operations (a)	(124.5)	510.9
Net income (loss)	(124.5)	510.8
Net income (loss) attributable to controlling interest	(124.5)	509.9
(a)Includes intercompany income from Non-Guarantor subsidiaries of $17.8 and $26.3, respectively.
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

Contents	THE SCOTTS MIRACLE-GRO COMPANY
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
CRITICAL ACCOUNTING POLICIES AND ESTIMATES
The preparation of financial statements requires management to use judgment and make estimates that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosures of contingent assets and liabilities. We evaluate our estimates on an ongoing basis. By their nature, these judgments are subject to uncertainty. We base our estimates on historical experience and on various other sources that we believe to be reasonable under the circumstances. Certain accounting policies are particularly significant, including those related to revenue recognition, income taxes and goodwill and intangible assets. Our critical accounting policies are reviewed periodically with the Audit Committee of the Board of Directors of Scotts Miracle-Gro. Our critical accounting policies and estimates have not changed materially from those disclosed in the 2021 Annual Report, with the exception of the item discussed below.
During the third quarter of fiscal 2022, our Hawthorne reporting unit continued to experience adverse financial results driven by an oversupply of cannabis, which has slowed down indoor and outdoor cultivation, and higher transportation and warehousing costs. As a result, we made further revisions to our internal forecasts relating to our Hawthorne reporting unit. We concluded that the changes in circumstances in this reporting unit and the decline in the Company’s market capitalization triggered the need for an interim impairment review of its goodwill. We elected to bypass the qualitative assessment and perform quantitative interim goodwill impairment testing for our Hawthorne reporting unit. We updated our assumptions from prior periods to include the longer duration and increased significance of lower sales volumes and cost increases. This quantitative test resulted in a non-cash, pre-tax goodwill impairment charge of $522.4 related to our Hawthorne reporting unit, which was recorded in the “Impairment, restructuring and other” line in the Condensed Consolidated Statements of Operations. The carrying value of goodwill of our Hawthorne reporting unit, after recognizing the impairment, is zero. The estimated fair value of our Hawthorne reporting unit was based upon an equal weighting of the income-based and market-based approaches, utilizing estimated cash flows and a terminal value, discounted at a rate of return that reflects the relative risk of the cash flows, as well as valuation multiples derived from comparable publicly traded companies that are applied to operating performance of the reporting unit. The fair value estimate utilizes significant unobservable inputs and thus represents a Level 3 fair value measurement. While we consider our assumptions to be reasonable and appropriate, they are complex and subjective. Refer to “NOTE 4. GOODWILL AND INTANGIBLE ASSETS” for more information.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Market risks have not changed materially from those disclosed in the 2021 Annual Report.
ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
The Scotts Miracle-Gro Company (the “Registrant”) maintains “disclosure controls and procedures,” as such term is defined in Rule 13a-15(e), under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), that are designed to ensure that information required to be disclosed in the Registrant’s Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Registrant’s management, including its principal executive officer and its principal financial officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, the Registrant’s management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and in reaching a reasonable level of assurance, the Registrant’s management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

With the participation of the principal executive officer and principal financial officer of the Registrant, the Registrant’s management has evaluated the effectiveness of the Registrant’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the fiscal quarter covered by this Quarterly Report on Form 10-Q. Based upon that evaluation, the Registrant’s principal executive officer and principal financial officer have concluded that the Registrant’s disclosure controls and procedures were effective as of July 2, 2022.
Changes in Internal Control Over Financial Reporting
In addition, there were no changes in the Registrant’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during the Registrant’s fiscal quarter ended July 2, 2022 that have materially affected, or are reasonably likely to materially affect, the Registrant’s internal control over financial reporting.
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
ITEM 1A. RISK FACTORS
The Company’s risk factors, as of July 2, 2022, have not materially changed from those described in Part I, Item 1A of the 2021 Annual Report as updated in Part II, Item 1A of our Quarterly Report on Form 10-Q for the quarter ended April 2, 2022 filed on May 11, 2022.
Cautionary Note Regarding Forward-Looking Statements
This Quarterly Report on Form 10-Q, including the exhibits hereto and the information incorporated by reference herein, contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Exchange Act, as amended, which are subject to risks and uncertainties. Information regarding activities, events and developments that we expect or anticipate will or may occur in the future, including, but not limited to, information relating to our future growth and profitability targets and strategies designed to increase total shareholder value, are forward-looking statements based on management’s estimates, assumptions and projections. Forward-looking statements also include, but are not limited to, statements regarding our future economic and financial condition and results of operations, the plans and objectives of management and our assumptions regarding our performance and such plans and objectives, as well as the amount and timing of repurchases of our Common Shares or other uses of cash flows. Forward-looking statements generally can be identified through the use of words such as “guidance,” “outlook,” “projected,” “believe,” “target,” “predict,” “estimate,” “forecast,” “strategy,” “may,” “goal,” “expect,” “anticipate,” “intend,” “plan,” “foresee,” “likely,” “will,” “should” and other similar words and variations.
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

Contents
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The payment of future dividends, if any, on the Common Shares will be determined by the Board of Directors in light of conditions then existing, including the Company’s earnings, financial condition and capital requirements, restrictions in financing agreements, business conditions and other factors. The Amendment to the Sixth A&R Credit Agreement limits the Company’s ability to declare or pay any discretionary dividends, distributions or other restricted payments (as defined in the Sixth A&R Credit Agreement) during the Leverage Adjustment Period to only the payment of (i) regularly scheduled cash dividends to holders of its common stock in an aggregate amount not to exceed $225.0 million per fiscal year and (ii) other dividends, distributions or other restricted payments in an aggregate amount not to exceed $25.0 million.
The following table shows the purchases of Common Shares made by or on behalf of Scotts Miracle-Gro or any “affiliated purchaser” (as defined in Rule 10b-18(a)(3) under the Securities Exchange Act of 1934, as amended) of Scotts Miracle-Gro for each of the three fiscal months in the quarter ended July 2, 2022:

Period	Total Number of Common Shares Purchased(1)	Average Price Paid per Common Share(2)	Total Number of Common Shares Purchased as Part of Publicly Announced Plans or Programs(3)	Approximate Dollar Value of Common Shares That May Yet be Purchased Under the Plans or Programs(3)
April 3, 2022 through April 30, 2022	946	$104.04	—	$461,912,353
May 1, 2022 through May 28, 2022	1,087	$96.05	—	$461,912,353
May 29, 2022 through July 2, 2022	2,569	$87.99	—	$461,912,353
Total	4,602	$93.20	—

(1)All of the Common Shares purchased during the third quarter of fiscal 2022 were purchased in open market transactions. The total number of Common Shares purchased during the quarter includes 4,602 Common Shares purchased by the trustee of the rabbi trust established by the Company as permitted pursuant to the terms of The Scotts Company LLC Executive Retirement Plan (the “ERP”).

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

Contents
THE SCOTTS MIRACLE-GRO COMPANY
QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED JULY 2, 2022

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
		8-K	10.1	April 14, 2022
10.2	Sixth Amended and Restated Guarantee and Collateral Agreement, dated as of April 8, 2022, made by The Scotts Miracle-Gro Company, each domestic Subsidiary Borrower under the Sixth Amended and Restated Credit Agreement, and certain of its and their domestic subsidiaries, in favor of JPMorgan Chase Bank, N.A., as Administrative Agent	8-K	10.2	April 14, 2022
10.3	Amendment No. 1 to Sixth Amended and Restated Credit Agreement, dated as June 8, 2022, by and between The Scotts Miracle-Gro Company, The Scotts Company LLC, Scotts Canada Ltd., as Borrowers, the other Loan Parties party thereto, the Lenders party thereto, and JPMorgan Chase Bank, N.A., as Administrative Agent	8-K	10.1	June 8, 2022
21	Subsidiaries of The Scotts Miracle-Gro Company				X
22	Guarantor Subsidiaries				X
31.1	Rule 13a-14(a)/15d-14(a) Certifications (Principal Executive Officer)				X
31.2	Rule 13a-14(a)/15d-14(a) Certifications (Principal Financial Officer)				X
32	Section 1350 Certifications (Principal Executive Officer and Principal Financial Officer)				X
101.SCH	XBRL Taxonomy Extension Schema				X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase				X
101.DEF	XBRL Taxonomy Extension Definition Linkbase				X
101.LAB	XBRL Taxonomy Extension Label Linkbase				X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase				X
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)				X

Contents
SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

THE SCOTTS MIRACLE-GRO COMPANY

Date: August 10, 2022	/s/ CORY J. MILLER
Printed Name: Cory J. Miller
Title: Executive Vice President and Chief Financial Officer