Form 10-K
period 2022-09-30
SCOTTS MIRACLE-GRO CO
filed 2022-11-28
CIK 825542

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_____________________________________
Form 10-K
_____________________________________
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended September 30, 2022
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.         ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under section 404(b) of the Sarbanes-Oxley Act (15 U.S.C.7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☑
The aggregate market value of Common Shares (the only common equity of the registrant) held by non-affiliates (for this purpose, executive officers and directors of the registrant are considered affiliates) as of April 1, 2022 (the last business day of the most recently completed second quarter) was approximately $5,115,863,599.
There were 55,464,721 Common Shares of the registrant outstanding as of November 18, 2022.
______________________________________________________________
DOCUMENTS INCORPORATED BY REFERENCE:
Portions of the definitive Proxy Statement for the registrant’s 2023 Annual Meeting of Shareholders are incorporated by reference into Part III of this Annual Report on Form 10-K. Such Proxy Statement will be filed with the Securities and Exchange Commission within 120 days of the registrant’s fiscal year ended September 30, 2022.

The Scotts Miracle-Gro Company
Annual Report on Form 10-K
For the Fiscal Year Ended September 30, 2022

PART I

ITEM 1.    BUSINESS
Company Description and Development of the Business
The discussion below describes the business conducted by The Scotts Miracle-Gro Company, an Ohio corporation (“Scotts Miracle-Gro” and, together with its subsidiaries, the “Company,” “we” or “us”), including general developments in our business during fiscal 2022. Each reference in this Annual Report on Form 10-K (“Form 10-K”) to a “fiscal” year is to our fiscal year ended or ending, as applicable, on September 30 of the referenced year. For additional information on recent business developments, see “ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS” of this Form 10-K.
Through our U.S. Consumer and Other segments, we are the leading manufacturer and marketer of branded consumer lawn and garden products in North America. Our products are marketed under some of the most recognized brand names in the industry. Our key consumer lawn and garden brands include Scotts® and Turf Builder® lawn fertilizer and Scotts® grass seed products; Miracle-Gro® soil, plant food and gardening products; Ortho® herbicide and pesticide products; and Tomcat® rodent control and animal repellent products. We also have a presence in similar branded consumer products in China. We are the exclusive agent of the Monsanto Company, a subsidiary of Bayer AG (“Monsanto”), for the marketing and distribution of certain of Monsanto’s consumer Roundup®1 branded products within the United States and certain other specified countries. In addition, we have an equity interest in Bonnie Plants, LLC, a joint venture with Alabama Farmers Cooperative, Inc. (“AFC”), focused on planting, growing, developing, distributing, marketing, and selling live plants.
Through our Hawthorne segment, we are a leading manufacturer, marketer and distributor of lighting, nutrients, growing media, growing environments and hardware products for indoor and hydroponic gardening in North America. Our key brands include General Hydroponics®, Gavita®, Botanicare®, Agrolux®, Can-Filters®, Gro Pro®, Mother Earth®, Hurricane®, Grower’s Edge®, HydroLogicTM and Cyco®.
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
Business Segments
We divide our business into the following reportable segments:
•U.S. Consumer
•Hawthorne
•Other
U.S. Consumer consists of our consumer lawn and garden business in the United States. Hawthorne consists of our indoor and hydroponic gardening business. Other primarily consists of our consumer lawn and garden business outside the United States. This division of reportable segments is consistent with how the segments report to and are managed by our Chief Executive Officer (the chief operating decision maker of the Company). In addition, Corporate consists of general and administrative expenses and certain other income and expense items not allocated to the business segments. Financial information about these segments for each of the three fiscal years ended September 30, 2022, 2021 and 2020 is presented in “NOTE 21. SEGMENT INFORMATION” of the Notes to Consolidated Financial Statements included in this Form 10-K.

________________________
[1] Roundup® is a registered trademark of Monsanto Technology LLC, a company affiliated with Monsanto Company.

Principal Products and Services
In our reportable segments, we manufacture, market and sell lawn and garden products in the following categories:
Lawn Care: The lawn care category is designed to help users grow and enjoy the lawn they want. Products within this category include lawn fertilizer products under the Scotts® and Turf Builder® brand names; grass seed products under the Scotts®, Turf Builder®, EZ Seed®, PatchMaster® and Thick’R LawnTM brand and sub-brand names; and lawn-related weed, pest and disease control products primarily under the Scotts® brand name, including sub-brands such as GrubEx®. The lawn care category also includes spreaders and other durables under the Scotts® brand name, including Turf Builder® EdgeGuard® spreaders and Handy Green® II handheld spreaders. In addition, we market outdoor cleaners under the Scotts® brand name.
Gardening and Landscape: The gardening and landscape category is designed to help consumers grow and enjoy flower and vegetable gardens and beautify landscaped areas. Products within this category include a complete line of water-soluble plant foods under the Miracle-Gro® brand and sub-brands such as LiquaFeed®, continuous-release plant foods under the Miracle-Gro® brand and sub-brands such as Shake ‘N Feed®; potting mixes, garden soils, ground cover and mulches under the Miracle-Gro®, Scotts®, Hyponex® and Earthgro® brand names; plant-related pest and disease control products under the Ortho® brand; organic garden products under the Miracle-Gro® Performance Organics®, Miracle-Gro® Organic Choice®, Scotts®, Whitney Farms® and EcoScraps® brand names; and live goods and seeding solutions under the Miracle-Gro® brand. Hydroponic and indoor gardening focused growing media and nutrients products are marketed under the Mother Earth®, Botanicare®, General Hydroponics®, Vermicrop® and Cyco® brand names as well as brands owned by third parties for which we serve as distributor.
Hydroponic hardware and growing environments: This category is designed to provide durable goods to grow plants, flowers and vegetables using little or no soil. Products within this category include growing systems, trays, fans, filters, humidifiers, dehumidifiers, timers, instruments, water pumps, irrigation supplies and hand tools, and are marketed under the Botanicare®, Can-Filters®, Gro Pro®, Hurricane®, AeroGarden® and HydroLogicTM brand names as well as brands owned by third parties for which we serve as distributor.
Lighting: The lighting category is designed to provide growers a complete selection of lighting systems and components for use in hydroponic and indoor gardening applications. Products in this category include lighting sensors, controls, fixtures, reflectors, lamps, cords and hangars, and are marketed under the Gavita®, Agrolux® and Titan® brand names as well as brands owned by third parties for which we serve as distributor. During the fourth quarter of fiscal 2022, the Company decided it would discontinue and exit the market for certain Hawthorne lighting products and brands, including Luxx Lighting, Inc. (“Luxx Lighting”).
Controls: The controls category is designed to help consumers protect their homes from pests and maintain external home areas. Insect control products are marketed under the Ortho® brand name, including Ortho Max®, Home Defense® and Bug B Gon® sub-brands; rodent control products are marketed under the Tomcat® and Ortho® brands; selective weed control products are marketed under the Ortho Weed B GonTM sub-brand; and non-selective weed killer products are marketed under the Groundclear® brand name. Hydroponic gardening focused controls products are marketed under the Alchemist® and General Hydroponics® brand names as well as brands owned by third parties for which we serve as distributor.
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

Under the terms of the Third Restated Agreement, we provide certain consumer and trade marketing program services, sales, merchandising, warehousing and other selling and marketing support for certain of Monsanto’s consumer Roundup® branded products. Among other things, the Third Restated Agreement amends the provisions of the Restated Marketing Agreement relating to commissions, contributions, noncompetition, and termination. The Company also performs other services on behalf of Monsanto, including manufacturing conversion services, pursuant to ancillary agreements. For additional details regarding the Third Restated Agreement, see “ITEM 1A. RISK FACTORS — Risks Related to Our Business — In the event the Third Restated Agreement for Monsanto’s consumer Roundup® products terminates or Monsanto’s consumer Roundup® business materially declines, we would lose a substantial source of future earnings and overhead expense absorption” of this Form 10-K and “NOTE 7. MARKETING AGREEMENT” of the Notes to Consolidated Financial Statements included in this Form 10-K.
Acquisitions and Divestitures
On April 28, 2022, our Hawthorne segment completed the acquisition of substantially all of the assets of S.J. Enterprises PTY LTD, d.b.a. Cyco (“Cyco”), an Australia-based provider of premium nutrients, additives and growing media products for indoor growing sold mostly in the United States, for a purchase price of $37.3 million.
On April 22, 2022, pursuant to our follow-on investment rights, we made an additional investment in Toronto-based RIV Capital Inc. (“RIV Capital”) (CSE: RIV) (OTC: CNPOF), a cannabis investment and acquisition firm listed on the Canadian Securities Exchange, in the form of a $25.0 million convertible note which matures on August 24, 2027.
On December 30, 2021, our Hawthorne segment completed the acquisition of substantially all of the assets of Luxx Lighting, Inc., a provider of lighting products for indoor growing. The purchase price was $213.2 million, a portion of which was paid through the issuance of 0.1 million common shares of Scotts Miracle-Gro (“Common Shares”) with a fair value of $21.0 million based on the share price at the time of payment.
On December 23, 2021, our Hawthorne segment completed the acquisition of substantially all of the assets of True Liberty Bags, a leading provider of liners and storage solutions to dry and cure plant products, for $10.1 million.
Refer to “NOTE 8. ACQUISITIONS AND INVESTMENTS” of the Notes to the Consolidated Financial Statements included in this Form 10-K for more information regarding these acquisitions and investments.
Principal Markets and Methods of Distribution
We sell our products through our direct sales force, e-commerce website and our network of brokers and distributors primarily to home centers, mass merchandisers, warehouse clubs, large hardware chains, independent hardware stores, nurseries, garden centers, e-commerce platforms, food and drug stores, indoor gardening and hydroponic product distributors, retailers and growers.
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
Raw Materials
We purchase raw materials for our products from various sources. We are subject to market risk as a result of the fluctuating prices of raw materials, including urea and other fertilizer inputs, resins, diesel, gasoline, natural gas, sphagnum peat, bark and grass seed. Our objectives surrounding the procurement of these materials are to ensure continuous supply, minimize costs and improve predictability. We seek to achieve these objectives through negotiation of contracts with favorable terms directly with vendors. When appropriate, we commit to purchase a certain percentage of our needs in advance of the lawn and garden season to secure pre-determined prices. We also hedge certain commodities, particularly diesel and urea, to improve cost predictability and control. Sufficient raw materials were available during fiscal 2022.
Trademarks, Patents, Trade Secrets and Licenses
We believe that our trademarks, patents, trade secrets and licenses provide us with significant competitive advantages. We pursue a vigorous trademark protection strategy consisting of registration, renewal and maintenance of key trademarks and proactive monitoring and enforcement activities to protect against infringement. The Scotts®, Miracle-Gro®, Ortho®, Tomcat®, Hyponex®, Earthgro®, General Hydroponics®, Gavita®, Botanicare®, Agrolux®, Mother Earth® and Can-Filters® brand names and logos, as well as a number of product trademarks, including Turf Builder®, EZ Seed®, Organic Choice®, Home Defense Max®, Nature Scapes®, and Weed B Gon Max® are registered in the United States and/or internationally and are considered material to our business.

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
Seasonality and Backlog
Our North America consumer lawn and garden business is highly seasonal, with approximately 75% of our annual net sales occurring in our second and third fiscal quarters combined. Our annual sales for this business are further concentrated in our second and third fiscal quarters by retailers who rely on our ability to deliver products closer to when consumers buy our products, thereby reducing retailers’ pre-season inventories. We anticipate significant orders for our North America consumer lawn and garden business for the upcoming spring season will start to be received late in the winter and continue through the spring season. Historically, substantially all orders have been received and shipped within the same fiscal year with minimal carryover of open orders at the end of the fiscal year.
For our Hawthorne segment, sales are also impacted by seasonal patterns for certain product categories due to the timing of outdoor growing in North America during our second and third fiscal quarters, and the timing of certain controlled agricultural lighting project sales during our third and fourth fiscal quarters.
Significant Customers
Home Depot and Lowe’s are our two largest customers and are the only customers that individually represent more than 10% of reported consolidated net sales during any of the three most recent fiscal years. For additional details regarding significant customers, see “ITEM 1A. RISK FACTORS — Risks Related to Our Business — Because of the concentration of our sales to a small number of retail customers, the loss of one or more of, or a significant reduction in orders from, our top customers, or a material reduction in the inventory of our products that they carry, could adversely affect our financial results” of this Form 10-K and “NOTE 21.  SEGMENT INFORMATION” of the Notes to Consolidated Financial Statements included in this Form 10-K.
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
Research and Development
We continually invest in research and development, both in the laboratory and at the consumer level, to improve our products, manufacturing processes, packaging and delivery systems. Spending on research and development was $45.3 million, $45.4 million and $39.7 million in fiscal 2022, fiscal 2021 and fiscal 2020, respectively, including product registration costs of $13.0 million, $12.3 million and $11.0 million, respectively. In addition to our own research and development activities, we actively seek ways to leverage the research and development activities of our suppliers and other business partners.
Regulatory Considerations
Laws and regulations in the United States and other countries affect the manufacture, sale, distribution, use and/or application of our products in several ways. For example, in the United States, all pesticide products must comply with the Federal Insecticide, Fungicide, and Rodenticide Act (“FIFRA”), and most pesticide products require registration with the U.S. Environmental Protection Agency (the “U.S. EPA”) and similar state agencies before they can be sold or distributed. The use of certain pesticide products is also regulated by the U.S. EPA in addition to various local, state and federal environmental and/

or public health agencies. These regulations may, for example, include requirements that only certified or professional users apply the product, that certain products be used only on certain types of locations (such as “not for use on sod farms or golf courses”), that users post notices on properties to which products have been or will be applied, or that may require notification to individuals in the vicinity that products will be applied in the future, or may ban the use of certain ingredients or categories of products altogether. Analogous regulatory regimes apply to certain pesticides that we sell or distribute in other countries.
Fertilizer and growing media products are also subject to various laws and regulations, some of which require registration, mandate labeling requirements, and/or govern the sale and distribution of the products. Our grass seed products are regulated in the U.S. by the Federal Seed Act and various state regulations. In addition, governmental agencies regulate the disposal, transport, handling and storage of waste, the remediation of contaminated sites, air and water discharges from our facilities, and workplace health and safety.
Governmental authorities generally require operating facilities to obtain permits (sometimes on an annual basis) relating to site-specific conditions and/or activities. For example, permits must be obtained in order to harvest peat and to discharge storm water run-off or water pumped from peat deposits. The permits typically specify the condition in which the property must be left after the peat is fully harvested, with the residual use typically being natural wetland habitats combined with open water areas. We are generally required by these permits to limit our harvesting and to restore the property consistent with the intended residual use. In some locations, these facilities have been required to create water retention ponds to control the sediment content of discharged water.
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
The growth and expansion of our business has expanded the regulatory oversight to which we are subject. If we enter new product categories and/or new jurisdictions, we may become subject to additional applicable legal and regulatory requirements.
For more information regarding how compliance with local, state, federal and foreign laws and regulations may affect us, see “ITEM 1A. RISK FACTORS — Risks Related to Regulation of Our Company — Compliance with environmental and other public health regulations or changes in such regulations or regulatory enforcement priorities could increase our costs of doing business or limit our ability to market all of our products” of this Form 10-K.
Regulatory Matters
We are subject to various environmental proceedings, the majority of which are for site remediation. At September 30, 2022, $2.4 million was accrued for such environmental matters. During fiscal 2022, fiscal 2021 and fiscal 2020, we expensed $0.2 million, $0.5 million and $0.5 million, respectively, for such environmental matters. We had no material capital expenditures during the last three fiscal years related to environmental or regulatory matters.
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
This discussion includes information regarding human capital matters that we believe may be of interest to shareholders generally. We recognize that certain other stakeholders (such as customers, employees and non-governmental organizations), as well as certain of our shareholders, may be interested in more detailed information on these topics. We encourage you to review the “Supporting Our People” section of our 2022 Corporate Responsibility Report, located on our website at https://scottsmiraclegro.com/responsibility/environmental-social-and-governance, for more detailed information regarding our human capital programs and initiatives. The contents of our corporate website are not incorporated by reference in this Form 10-K or in any other report or document we file with the Securities and Exchange Commission (the “SEC”).

Associates
As of September 30, 2022, we employed approximately 6,100 employees. During peak sales and production periods in fiscal 2022, our workforce totaled 8,620, which was comprised of approximately 7,660 employees including seasonal associates and approximately 960 in temporary labor. Included within these numbers, during fiscal 2022, we employed a total of approximately 2,430 full-time and seasonal in-store associates within the United States to help our retail partners merchandise our products in their lawn and garden departments directly to consumers. During fiscal 2022, we undertook a strategic reduction in our workforce as part of a series of organizational changes and initiatives intended to create operational and management-level efficiencies.
Engagement
Our business is directly impacted by the level of engagement created through our associate experience. To advance engagement, we have taken a purposeful approach to focus on the employee experience. This year we focused on creating a positive workplace and strong leadership as our business has experienced a great deal of change. We prioritized change management and providing support to our associates through business transitions. We continue to gather the voices of our associates formally and informally throughout the year through, among other initiatives, executive town halls, pulse surveys and leadership skip level meetings. This feedback is shared and leveraged as human capital initiatives are defined.
Diversity
We value our associates’ diversity and encourage them to leverage their varied life experiences at our Company. This includes diversity in terms of gender, sexuality, race, thoughts, interests, languages, beliefs and more. We continue to hold ourselves accountable to fostering a positive workplace, one that creates a sense of belonging and community. This comes to life in the programs and support we provide our associates.
We received a score of 100% on the Human Rights Campaign Corporate Equality Index (HRC CEI) and the designation of being one of the “Best Places to Work for LGBTQ Equality” for calendar year 2021. The HRC CEI is a benchmarking survey and report measuring corporate policies and practices related to LGBTQ+ workplace equality.
Our Employee Resource Groups (“ERGs”) are voluntary, associate-led groups usually formed by people with a common affinity such as gender, race, national origin, sexual orientation, military status or other attributes. Each ERG establishes a mission to positively impact the business by cultivating relationships through networking and developing talent through experiences, programs and mentoring. Our ERGs drive continuous improvement of our inclusive work environment and are open to all associates, regardless of the business department, location or management level. Our ERGs consist of the Scotts Women’s Network, the Scotts Black Employees Network, the Scotts Veterans Network, the Scotts Young Professionals, Scotts GroPride, Scotts Associates for a Greener Earth and Scotts Family TREE.
Professional Development
We view development and retention of our associates as valuable components of our business operations and to creating a culture of leadership throughout our Company. We partner with industry experts to ensure our professional development curriculum offers both live and on-demand learning content that accelerates the development of practical skills and competencies. Content is selected by associates and updated frequently to align to the development needs of our associates and address trending topics. All associates have the opportunity to learn new skills through exposure and involvement in business challenges. Our managers support associates as development happens on the job through cross-functional team assignments, expanded roles and rotational assignments. We provide a variety of best-in-class learning tools and experiences to our associates to help them embrace a growth mindset that leads to higher levels of achievement and personal satisfaction. Our ongoing development processes are designed to grow knowledge, improve skills and capabilities, and achieve competence in specific behaviors to meet performance expectations and prepare for potential future roles within our Company.
Compensation and Benefits
Our passion extends far beyond gardening and growing to include the well-being of our associates. We are a company that has been rooted in family since our founding in 1868, and one major way we continue to bring this to life is in our commitment to enhancing our associates and their family’s health, financial security, and support for everyday challenges through our LiveTotalHealth program – our holistic and comprehensive approach to wellness. Our commitment to LiveTotalHealth can be seen in the enhancements we made in 2022 and announced for 2023. Some of the highlights include a new partnership with Quantum Health – an innovative leader in health care navigation and care coordination, a new wellness reimbursement program to support our associates’ physical, mental and financial well-being, and a decrease to most associates’ medical plan premiums. We were able to provide pay increases for most of our associates in the first quarter of fiscal 2023, with an opportunity for another pay increase during fiscal 2023.

Health and Safety
We maintain several health and safety programs to protect our team members, including our comprehensive Environmental Health and Safety (“EHS”) management system. All associates and business partners, including contractors, are covered by our EHS management system. Across our operational sites and sales teams, our associates participate in safety committees to spur associate engagement with safety on a local and national level. To further mitigate health and safety risks, we develop compliance calendars that highlight dates for health and safety inspections and deadlines to meet voluntary and regulatory requirements. To evaluate our health and safety performance, we use an EHS scorecard composed of leading and lagging indicators, such as progress measurements for safety training, behavioral-based safety observations, near-miss reporting, total recordable incident rate and lost time accident rate.
Information Systems
We understand the critical nature of real-time, measurable data and insights from a human capital perspective. Our cloud-based human capital management solution unifies our wide range of human relations functionality onto one single platform. This structure enables us to support the entire enterprise with qualitative and quantitative analytics specific to associate transactions, processes and programs, and connection to other organizational data creating a culture where data and analytics are the norm. The organization has embraced this transformation and the scalable flexibility of the platform, and in doing so, has implemented other modules that integrate cohesively.
Environmental, Social and Governance
All of our stakeholders are essential to our business – shareholders, customers, suppliers, associates, communities as well as the environment and society. We are working to make our workforce more inclusive, our business more sustainable, and our communities more engaged by maintaining strong environmental, social and governance (“ESG”) practices.
In fiscal 2022, we published our 11th Corporate Responsibility Report, prepared in accordance with the Global Reporting Initiative (“GRI”) Standards: Core option and with consideration for the Sustainability Accounting Standards Board’s (SASB’s) Chemicals industry standard. This report provides detailed information regarding our ESG strategy, focus areas and governance structure. The Company’s ESG focus areas are Product Stewardship and Safety, Operations and Supply Chain, Associate Engagement and Wellness, Community Engagement and Governance and Transparency. The Company continues to benchmark, set goals and seek continuous improvement around these focus areas.
We publish our Corporate Responsibility Report and several ESG-related policies and statements on the ESG section of our corporate website, which is located at https://scottsmiraclegro.com/responsibility/environmental-social-and-governance. These policies and statements address environmental, health and safety and human rights concerns. We also published a Supplier Code of Conduct in fiscal 2022 that establishes the minimum standards that suppliers must satisfy to sell goods or do business with the Company. Further ESG initiatives in fiscal 2022 included responding to the Carbon Disclosure Project’s climate questionnaire and completing the S&P Corporate Sustainability Assessment. The contents of our corporate website are not incorporated by reference in this Form 10-K or in any other report or document we file with the SEC.
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

ITEM 1A.    RISK FACTORS
Cautionary Note Regarding Forward-Looking Statements
This Form 10-K, including the exhibits hereto and the information incorporated by reference herein, as well as our 2022 Annual Report to Shareholders (our “2022 Annual Report”), contain “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which are subject to risks and uncertainties. Information regarding activities, events and developments that we expect or anticipate will or may occur in the future, including, but not limited to, information relating to our future growth and profitability targets and strategies designed to increase total shareholder value, are forward-looking statements based on management’s estimates, assumptions and projections. Forward-looking statements also include, but are not limited to, statements regarding our future economic and financial condition and results of operations, the plans and objectives of management and our assumptions regarding our performance and such plans and objectives, as well as the amount and timing of repurchases of our Common Shares or other uses of cash flows. Forward-looking statements generally can be identified through the use of words such as “guidance,” “outlook,” “projected,” “believe,” “target,” “predict,” “estimate,” “forecast,” “strategy,” “may,” “goal,” “expect,” “anticipate,” “intend,” “plan,” “foresee,” “likely,” “will,” “should” and other similar words and variations.
Forward-looking statements contained in this Form 10-K and our 2022 Annual Report are predictions only and actual results could differ materially from management’s expectations due to a variety of factors, including those described below. All forward-looking statements attributable to us or persons working on our behalf are expressly qualified in their entirety by such risk factors.
The forward-looking statements that we make in this Form 10-K and our 2022 Annual Report are based on management’s current views and assumptions regarding future events and speak only as of their dates. We disclaim any obligation to update developments of these risk factors or to announce publicly any revisions to any of the forward-looking statements that we make, or to make corrections to reflect future events or developments, except as required by the federal securities laws.
Risks Related to Our Business
If we underestimate or overestimate demand for our products and do not maintain appropriate inventory levels, our net sales and/or working capital could be negatively impacted.
Our ability to manage our inventory levels to meet our customers’ demand for our products is important for our business. Our production levels and inventory management goals for our products are based on estimates of demand, taking into account production capacity, timing of shipments, and inventory levels. If we overestimate or underestimate either channel or retail demand for any of our products during a given season, we may not maintain appropriate inventory levels, which could negatively impact our net sales, profit margins, net earnings, working capital and/or cash flow, hinder our ability to meet customer demand, result in loss of customers, or cause us to incur excess and obsolete inventory charges or excess warehouse storage costs.
For example, during fiscal 2022, a significant decrease in sales volume coupled with a recent expansion of our production and supply chain resulted in higher fixed costs and inventory levels. These factors negatively impacted our net sales, profit margins, net earnings and operating cash flow.
Disruptions in availability or increases in the prices of raw materials, fuel or transportation costs could adversely affect our results of operations.
We source many of our commodities and other raw materials on a global basis. The general availability and price of those raw materials can be affected by numerous forces beyond our control, including political instability, trade restrictions and other government regulations, duties and tariffs, price controls, changes in currency exchange rates and weather. A significant disruption in the availability or price of any of our key raw materials could negatively impact our business.
In February 2022, Russia invaded Ukraine. We have experienced, and expect to continue to experience, the indirect impacts of the conflict in Ukraine, including increases in the cost of raw materials (including fertilizer inputs such as urea) and commodities (including the price of oil), supply chain and logistics challenges and foreign currency volatility. Increases in the prices of key commodities and other raw materials could adversely affect our ability to manage our cost structure. Market conditions may limit our ability to raise selling prices to offset increases in our raw material costs. Further, sustained price increases may lead to declines in volume as competitors may not adjust their prices or customers and/or consumers may decide not to pay the higher prices, which could lead to sales declines and loss of market share. Our projections may not accurately predict the volume impact of price increases, which could adversely affect our business, financial condition and results of operations.

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
The World Health Organization recognized COVID-19 as a public health emergency of international concern on January 30, 2020 and as a global pandemic on March 11, 2020. Public health responses have included national pandemic preparedness and response plans, travel restrictions, quarantines, curfews, event postponements and cancellations and closures of facilities including local schools and businesses. The global pandemic and actions taken to contain COVID-19 have disrupted the global economy and financial markets. Increases in COVID-19 cases may increase the possibility of further shutdowns, production delays, staffing and resource challenges which could materially harm our financial condition and results of operations.
We have actively addressed the pandemic’s ongoing impact on our employees, operations, customers, consumers, and communities, by, among other things, implementing contingency plans, making operational adjustments where necessary, and providing assistance to organizations that support front-line workers. The first priority of our pandemic response has been and remains the health, safety and well-being of our employees which we have addressed by following Center for Disease Control health guidelines and applicable state and local guidelines. While we believe that these actions should enable us to maintain our operations during the COVID-19 pandemic, we can provide no assurance that we will be able to do so as a result of the unpredictability of the ultimate impact of the COVID-19 pandemic, including the responses of local, state, federal and foreign governmental authorities to the pandemic.
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

Because of the concentration of our sales to a small number of retail customers, the loss of one or more of, or a significant reduction in orders from, our top customers, or a material reduction in the inventory of our products that they carry, could adversely affect our financial results.
Our top two retail customers, Home Depot and Lowe’s, together accounted for 43% of our fiscal 2022 net sales and 46% of our outstanding accounts receivable as of September 30, 2022. The loss of, or reduction in orders from any major customer for any reason (including, for example, changes in a retailer’s strategy, reduction in inventories of our products that they maintain, claims or allegations that our products or products we market on behalf of third parties are unsafe, a decline in consumer demand, regulatory, legal or other external pressures or a change in marketing strategy), and customer disputes regarding shipments, fees, merchandise condition or related matters could have a material adverse effect on our business, financial condition, results of operations and cash flows. Our inability to collect accounts receivable from one of our major customers, or a significant deterioration in the financial condition of one of these customers, including a bankruptcy filing or a liquidation, could also have a material adverse effect on our financial condition, results of operations and cash flows.
We do not have long-term sales agreements with, or other contractual assurances as to future sales to, any of our major retail customers. In addition, continued consolidation in the retail industry has resulted in an increasingly concentrated retail base, and as a result, we are significantly dependent upon sales to key retailers who have significant bargaining strength. To the extent such concentration continues to occur, our net sales and income from operations may be increasingly sensitive to deterioration in the financial condition of, or other adverse developments involving our relationship with, one or more of our key customers. In addition, our business may be negatively affected by changes in the policies of our retailers, such as inventory reductions, limitations on access to shelf space, price demands and other conditions.
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
We invest substantial resources in advertising, consumer promotions and other marketing activities to maintain, extend and expand our brand image. Negative publicity about us or our brands, including publicity regarding product safety, quality, efficacy, environmental impacts (including packaging, energy and water use and matters related to climate impact and waste management) and other sustainability or similar issues, whether real or perceived, could occur and could be widely and rapidly disseminated, including through the use of social media sites. There can be no assurances that our marketing strategies will be effective or that the amount we invest in advertising activities will result in a corresponding increase in sales of our products. If our marketing initiatives are unsuccessful, including our ability to leverage new media such as digital media and social networks to reach existing and potential customers or our brands suffer damage to reputation due to real or perceived quality issues which reputational damage can be quickly multiplied by social media, we will have incurred significant expenses without the benefit of higher revenues.
The highly competitive nature of our markets could adversely affect our ability to maintain or grow revenues.
Each of our operating segments participates in highly competitive markets. Our products compete against national and regional products and private label products produced by various suppliers. Many of our competitors sell their products at prices lower than ours. Our most price sensitive customers may trade down to lower priced products during challenging economic times or if current economic conditions worsen. We compete primarily on the basis of product innovation, product quality, product performance, value, brand strength, supply chain competency, field sales support, in-store sales support, the strength of our relationships with major retailers and advertising. Some of our competitors have significant financial resources. The strong competition that we face in all of our markets may prevent us from achieving our revenue goals, which may have a material adverse effect on our financial condition, results of operations and cash flows.

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
We import many of our raw materials and finished goods from countries outside of the United States, including but not limited to China. Our import operations are subject to complex customs laws, regulations, tax requirements, and trade regulations, such as tariffs set by governments, either through mutual agreements or bilateral actions. Tariffs on goods imported into the U.S., particularly goods from China, have increased the cost of the goods we purchase. Additional tariffs could be imposed by the U.S. with relatively short notice to us. These governmental actions could have, and any similar future actions may have, a material adverse effect on our business, financial condition and results of operations. The overall effect of these risks is that our costs may increase or we may experience supply disruptions, which in turn may result in lower profitability if we are unable to offset such increases through higher prices, and/or that we may suffer a decline in sales if our customers do not accept price increases.
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
Operations at our and our suppliers’ facilities are subject to disruption for a variety of reasons, including fire, flooding or other natural disasters, disease outbreaks or pandemics, acts of war, terrorism, government shut-downs and work stoppages. A significant interruption in the operation of our or our suppliers’ facilities, including as a result of COVID-19, could significantly impact our capacity to produce products and service our customers in a timely manner, which could have a material adverse effect on our revenues, earnings and financial position, particularly with respect to products that we manufacture at a limited number of facilities, such as our fertilizer and liquid products.
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

Climate change and unfavorable weather conditions could adversely impact financial results.
Our consumer lawn and garden net sales in any one year are susceptible to weather conditions in the markets in which our products are sold. For instance, periods of abnormally wet or dry weather can adversely impact the sale of certain products, while increasing demand for other products with the overall impact to the Company difficult to predict.
Climate change continues to receive increasing global attention. The possible effects of climate change could include changes in rainfall patterns, water shortages, changing storm patterns and intensities, changing temperature levels and changes in legislation, regulation and international accords. These changes could over time affect, for example, the availability and cost of raw materials, commodities and energy, which in turn may impact our ability to procure goods or services required for the operation of our business at the quantities and levels we require.
Consumers and businesses also may change their behavior on their own as a result of concerns regarding the impact of climate change, governmental regulations and public perceptions. We will need to respond to new laws and regulations as well as consumer and business preferences resulting from climate change concerns. Climate change may decrease demand for our products and services, particularly in certain sectors. In addition, fluctuating climatic conditions may result in unpredictable modifications in the manner in which consumers garden or their attitudes towards gardening, making it more difficult for us to provide appropriate products to appropriate markets in time to meet consumer demand.
Additionally, climate change may present additional physical risks to our operations (including damage to our manufacturing and distribution facilities or the manufacturing and distribution facilities of our suppliers) which could disrupt our supply chain or harm or disrupt our operations or those of our customers or suppliers.
Our business could be negatively impacted by corporate citizenship and ESG matters and/or our reporting of such matters.
Certain investors, customers, consumers, employees, and other stakeholders are increasing their focus on corporate citizenship and sustainability matters. From time to time, we communicate certain initiatives, including goals, regarding environmental matters, responsible sourcing and social investments, including pursuant to our Corporate Responsibility Report. We could fail, or be perceived to fail, to achieve such initiatives or goals, or we could fail in fully and accurately reporting our progress on such initiatives and goals. In addition, we could be criticized for the scope of such initiatives or goals or perceived as not acting responsibly in connection with these matters. Our business could be negatively impacted by such matters. Any such matters, or related corporate citizenship and sustainability matters, could have a material adverse effect on our business.
Certain of our products may be purchased for use in new and emerging industries or segments and/or be subject to varying, inconsistent, and rapidly changing laws, regulations, administrative practices, enforcement approaches, judicial interpretations, and consumer perceptions.
We sell products, including hydroponic gardening products, that end users may purchase for use in new and emerging industries or segments, including the growing of cannabis, that may not grow or achieve market acceptance in a manner that we can predict. The demand for these products depends on the uncertain growth of these industries or segments. For example, our Hawthorne segment sales volume has decreased due to an oversupply of cannabis, which has driven cannabis wholesale prices down significantly and has resulted in a decrease in indoor and outdoor cultivation. The oversupply has been driven by the impacts of increased licensing activity across the U.S., as well as significant capital investment in the cannabis production marketplace over the past several years and the market impacts of the COVID-19 pandemic.
In addition, we sell products that end users may purchase for use in industries or segments, including the growing of cannabis, that are subject to varying, inconsistent, and rapidly changing laws, regulations, administrative practices, enforcement approaches, judicial interpretations, and consumer perceptions. For example, certain countries and 39 U.S. states have adopted frameworks that authorize, regulate, and tax the cultivation, processing, sale, and use of cannabis for medicinal and/or non-medicinal use, while the U.S. Controlled Substances Act and the laws of other U.S. states prohibit growing cannabis.
If we are unable to effectively execute our e-commerce business, our reputation and operating results may be harmed.
We sell certain of our products over the Internet through our online store and other e-commerce retail platforms. The success of our e-commerce business depends on our investment in these platforms, consumer preferences and buying trends relating to e-commerce, and our ability to both maintain the continuous operation of our online store and our fulfillment operations that support both our own and our retail customers’ e-commerce platforms. It is essential that these platforms provide a shopping experience that will generate orders and return visits to the respective platforms.
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
Additionally, the success of our e-commerce business and the satisfaction of our consumers depend on the timely receipt of our products by our consumers. The efficient delivery of our products to our consumers requires that our distribution centers have adequate capacity to support the current level of e-commerce operations and any anticipated increased levels that may occur as a result of the growth of our e-commerce business. If we encounter difficulties with our distribution centers, or if any distribution centers shut down for any reason, including as a result of fire or other natural disaster, we could face inventory shortages that may result in out of stock conditions in our online store, incur significantly higher costs and longer lead times associated with distributing our products to our consumers and experience dissatisfaction from our consumers. Any of these issues could have a material adverse effect on our business and harm our reputation.
Our operations may be impaired if our information technology systems fail to perform adequately or if we are the subject of a data breach or cyber attack.
We rely on information technology systems to conduct business, including communicating with employees and our key retail customers, ordering and managing materials from suppliers, shipping products to retail customers and analyzing and reporting results of operations. While we have taken steps to ensure the security of our information technology systems, our systems may nevertheless be vulnerable to computer viruses, security breaches and other disruptions from unauthorized users. If our information technology systems are damaged or cease to function properly for an extended period of time, whether as a result of a significant cyber incident or otherwise, our ability to communicate internally as well as with our retail customers could be significantly impaired, which may adversely impact our business.
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
•changes in U.S. and foreign laws regarding trade and investment, including the impact of tariffs;
•less robust protection of our intellectual property under foreign laws; and
•difficulty in obtaining distribution and support for our products, including the impact of shipping port delays.
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
If we (i) become insolvent, (ii) commit a material breach, material fraud or material willful misconduct under the Third Restated Agreement, (iii) experience a change of control (subject to certain exceptions), or (iv) impermissibly assign our rights or delegate our obligations under the Third Restated Agreement, Monsanto may terminate the Third Restated Agreement without paying a termination fee to the Company, subject to certain terms and conditions as set forth in the applicable agreements. In addition, if Program EBIT (as defined in the Third Restated Agreement) falls below $50 million in any program year, Monsanto may terminate the Third Restated Agreement without paying a termination fee to the Company, subject to certain terms and conditions as set forth in the applicable agreements.
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

Our workforce reductions may cause undesirable consequences and our results of operations may be harmed.
During fiscal 2022, we undertook a strategic reduction in our workforce as part of a series of organizational changes and initiatives intended to create operational and management-level efficiencies. This workforce reduction may yield unintended consequences, such as attrition beyond our intended reduction in workforce and reduced employee morale, which may cause our employees who were not affected by the reduction in workforce to seek alternate employment. Employees whose positions were eliminated or those who determine to seek alternate employment may seek employment with our competitors.
We cannot provide assurance that we will not undertake additional workforce reductions or that we will be able to realize the cost savings and other anticipated benefits from our previous or any future workforce reduction plans. In addition, if we continue to reduce our workforce, it may adversely impact our ability to respond rapidly to any new product, growth or revenue opportunities and to execute on our business plans. Additionally, reductions in workforce may make it more difficult to recruit and retain new employees. If we need to increase the size of our workforce in the future, we may encounter a competitive hiring market due to labor shortages, increased employee turnover, changes in the availability of workers and increased wage costs.
We are involved in a number of legal proceedings and, while we cannot predict the outcomes of such proceedings and other contingencies with certainty, some of these outcomes could adversely affect our business, financial condition, results of operations and cash flows.
We are involved in legal proceedings and are subject to investigations, inspections, audits, inquiries and similar actions by governmental authorities, arising in the course of our business (see the discussion in “ITEM 3. LEGAL PROCEEDINGS” of this Form 10-K). Legal proceedings, in general, can be expensive and disruptive. Some of these suits may purport or may be determined to be class actions and/or involve parties seeking large and/or indeterminate amounts of damages, including punitive or exemplary damages, and may remain unresolved for several years. For example, product liability claims challenging the safety of our products or products we market on behalf of third parties may also result in a decline in sales for a particular product and could damage the reputation or the value of related brands, involve us in litigation and have a material adverse effect on our business.
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
As of September 30, 2022, we had $2,992.1 million of debt and $1,185.5 million in available borrowings under our credit facility. Our inability to meet restrictive financial and non-financial covenants associated with that debt, or to generate sufficient cash flow to repay maturing debt, could adversely affect our financial condition. For example, our debt level could:
•make it more difficult for us to satisfy our obligations with respect to our indebtedness;
•make us more vulnerable to general adverse economic and industry conditions;
•require us to dedicate a substantial portion of cash flows from operating activities to payments on our indebtedness, which would reduce the cash flows available to fund working capital, capital expenditures, advertising, research and development efforts, pay dividends, repurchase our Common Shares and other general corporate activities;
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
Our ability to make payments on or to refinance our indebtedness, fund planned capital expenditures and acquisitions, pay dividends and make repurchases of our Common Shares will depend on our ability to generate cash in the future which, to some extent, is subject to general economic, financial, competitive, legislative, regulatory and other factors that are beyond our control. We cannot provide any assurance that our business will generate sufficient cash flow from operating activities or that future borrowings will be available to us in amounts sufficient to enable us to pay our indebtedness or to fund our other liquidity needs.
In addition, our credit facility and the indentures governing our 5.250% Senior Notes due 2026 (the “5.250% Senior Notes”), our 4.500% Senior Notes due 2029 (the “4.500% Senior Notes”), our 4.000% Senior Notes due 2031 (the “4.000% Senior Notes”) and our 4.375% Senior Notes due 2032 (the “4.375% Senior Notes” and, collectively with the 5.250% Senior Notes, the 4.500% Senior Notes, the 4.000% Senior Notes and the 4.375% Senior Notes, the “Senior Notes”) contain restrictive covenants and cross-default provisions. Our credit facility also requires us to maintain specified financial ratios. For example, under our credit facility the maximum permitted leverage ratio is (i) 6.25 for the third quarter of fiscal 2022 through the first quarter of fiscal 2023, (ii) 6.50 for the second and third quarters of fiscal 2023, (iii) 6.25 for the fourth quarter of fiscal 2023 and the first quarter of fiscal 2024, (iv) 5.50 for the second quarter of fiscal 2024, and (v) 4.50 for the third quarter of fiscal 2024 and thereafter. Our leverage ratio was 6.01 at September 30, 2022. A breach of any of those financial ratio covenants or other covenants could result in a default. In the event of such default, the holders of such indebtedness could elect to declare all the funds borrowed thereunder to be due and payable, together with accrued and unpaid interest, and could cease making further loans and institute foreclosure proceedings against our assets. We cannot provide any assurance that the holders of such indebtedness would waive a default or that we could pay the accelerated indebtedness in full.
Subject to compliance with certain covenants under our credit facility and the indentures governing the Senior Notes, we may incur additional debt in the future. If we incur additional debt, the risks described above could intensify.
Acquisitions, other strategic alliances and investments could result in operating difficulties, dilution, and other harmful consequences that may adversely impact our business and results of operations.
Acquisitions, strategic alliances and investments are an important element of our overall long-term corporate strategy and use of capital, and these transactions could be material to our financial condition and results of operations. We expect to continue to evaluate and enter into discussions regarding a wide array of potential strategic transactions. The process of integrating an acquired company, business, or product has created, and will continue to create, unforeseen operating difficulties and expenditures. The areas where we face risks include:
•Assumptions implicit to our acquisition strategy or valuations are not realized.
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

Our acquisitions, strategic alliances and investments could also result in dilutive issuances of our equity securities, the incurrence of debt, contingent liabilities or amortization expenses, or impairment of goodwill and purchased long-lived assets, and restructuring charges, any of which could harm our financial condition or results of operations and cash flows. Also, the anticipated benefits of many of our acquisitions may not materialize.
Changes in credit ratings issued by nationally recognized statistical rating organizations (NRSROs) could adversely affect our cost of financing and the market price of our Senior Notes.
NRSROs rate the Senior Notes and the Company based on factors that include our operating results, actions that we take, their view of the general outlook for our industry and their view of the general outlook for the economy. Actions taken by the NRSROs can include maintaining, upgrading or downgrading the current rating or placing us on a watch list for possible future downgrading. Downgrading the credit rating of the Senior Notes or placing us on a watch list for possible future downgrading could increase our cost of financing, limit our access to the capital markets and have an adverse effect on the market price of the Senior Notes.
In September 2022, S&P Global Ratings lowered our issuer credit rating to BB- from BB and lowered its rating on our Senior Notes to B from B+. In June 2022, Moody's Investors Service changed our outlook to negative from stable, affirmed our Ba2 Corporate Family Rating, Ba2-PD Probability of Default Rating and Ba3 rating on the Senior Notes and downgraded our speculative grade liquidity rating to SGL-3 from SGL-2.
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
Uncertainty regarding the LIBOR replacement process and expected discontinuance of LIBOR may adversely impact our current or future debt obligations, including certain hedging arrangements.
Certain of our debt obligations and instruments, including certain hedging arrangements, use the London Interbank Offered Rate (“LIBOR”) as a reference rate for establishing the variable interest rate applicable to such debt obligations and instruments. On July 27, 2017, the United Kingdom’s Financial Conduct Authority, which regulates LIBOR, announced that it intends to phase out LIBOR by the end of 2021. However, for U.S. dollar LIBOR, the cessation date has been deferred to June 30, 2023 for the most commonly used tenors (overnight and one, three and six months). This extension to 2023 means that many legacy U.S. dollar LIBOR contracts would terminate before related LIBOR rates cease to be published. The Federal Reserve System, in conjunction with the Alternative Reference Rates Committee, has recommended the replacement of LIBOR with a new index, calculated by short-term repurchase agreements collateralized by U.S. Treasury securities, called the Secured Overnight Financing Rate (“SOFR”).
We have entered into LIBOR-based interest rate swap agreements to manage our exposure to interest rate movements under certain of our variable-rate debt obligations. Using SOFR as the basis on which interest on our variable-rate debt and/or under our interest rate swaps is calculated may result in interest rates and/or payments that do not directly correlate over time with the interest rates and/or payments that would have been made on our obligations if LIBOR was available in its current form.
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
In addition, the use of certain fertilizer and pesticide products (including pesticide products that contain glyphosate) is regulated by various environmental and public health agencies. These regulations may, among other things, ban the use of certain ingredients contained in such products or require (i) that only certified or professional users apply the product, (ii) that certain products be used only on certain types of locations, (iii) users to post notices on properties to which products have been or will be applied, and/or (iv) notification to individuals in the vicinity that products will be applied in the future. Even if we are able to comply with all such regulations and obtain all necessary registrations and licenses, we cannot provide assurance that our products, particularly pesticide products, will not cause or be alleged to cause injury to the environment or to people under all circumstances, particularly when used improperly or contrary to instructions. The costs of compliance, remediation or products liability have adversely affected operating results in the past and could materially adversely affect future quarterly or annual operating results.
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
In addition to the laws and regulations already described, various governmental agencies regulate the disposal, transport, handling and storage of waste, the remediation of contaminated sites, air and water discharges from our facilities, and workplace health and safety. Under certain environmental laws and regulations, we may be liable for the costs of investigation and remediation of the presence of certain regulated materials, as well as related costs of investigation and remediation of damage to natural resources, at various properties, including our current and former properties as well as offsite waste handling or disposal sites that we have used. Liability may be imposed upon us without regard to whether we knew of or caused the presence of such materials and, under certain circumstances, on a joint and several basis. There can be no assurances that the presence of such regulated materials at any such locations, or locations that we may acquire in the future, will not result in liability to us under such laws or regulations or expose us to third-party actions such as tort suits based on alleged conduct or environmental conditions.
On October 18, 2021, the Biden Administration announced a multi-agency plan to address PFAS contamination. Various federal agencies, including the U.S. EPA, will take actions to prevent the release of PFAS into the air, drinking systems, and food supply and to expand cleanup efforts to remediate the impacts of PFAS pollution. As part of this announcement, the U.S. EPA released its PFAS Strategic Roadmap: EPA’s Commitments to Action 2021-2024, which identifies timelines by which the U.S. EPA plans to take specific actions during the first term of the Biden Administration. It is possible that some of these actions may have an impact – direct or indirect – on our business. For example, in August 2022, the U.S. EPA proposed to designate PFAS chemicals, PFOA and PFOS, as hazardous substances under CERCLA, which could have wide-ranging impact on companies across various industries. Until further detail is provided, including whether the rule is enacted as proposed, we cannot predict the outcome or the severity of the impact of these proposed actions.
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
Risks Related to Our Common Shares
While we have a general history of increasing the rate of cash dividends on, and engaging in repurchases of, our Common Shares, any future decisions to maintain, reduce or discontinue paying cash dividends to our shareholders or repurchasing our Common Shares could cause the market price for our Common Shares to decline.
Our payment of quarterly cash dividends on and repurchase of our Common Shares pursuant to our stock repurchase program are subject to, among other things, our financial position and results of operations, available cash and cash flow, capital requirements, credit facility provisions and other factors. Prior to fiscal 2022, we have generally increased the cash dividends on our Common Shares as well as engaged in share repurchase activity. In fiscal 2022, the dividend amount was not increased from the prior year. On February 6, 2020, the Scotts Miracle-Gro Board of Directors authorized a new share repurchase program allowing for repurchases of up to $750.0 million of Common Shares from April 30, 2020 through March 25, 2023. The total remaining share repurchase authorization as of September 30, 2022 was $461.9 million.
We may maintain, or increase or decrease (including eliminating) the amount of cash dividends on, and increase or decrease the amount of repurchases of, our Common Shares in the future. Any decision by us regarding the payment of quarterly cash dividends or repurchases of our Common Shares pursuant to our current share repurchase authorization program could cause the market price of our Common Shares to decline. Moreover, in the event our payment of quarterly cash dividends on or repurchases of our Common Shares are reduced or discontinued, our failure or inability to resume paying cash dividends or repurchasing Common Shares at historical levels could result in a lower market valuation of our Common Shares.
Hagedorn Partnership, L.P. beneficially owns approximately 25% of our Common Shares and can significantly influence decisions that require the approval of shareholders.
Hagedorn Partnership, L.P. beneficially owned approximately 25% of our outstanding Common Shares on a fully diluted basis as of November 18, 2022. As a result, it has sufficient voting power to significantly influence the election of directors and the approval of other actions requiring the approval of our shareholders, including entering into certain business combination transactions. In addition, because of the percentage of ownership and voting concentration in Hagedorn Partnership, L.P., elections of our board of directors will generally be within the control of Hagedorn Partnership, L.P. While all of our shareholders are entitled to vote on matters submitted to our shareholders for approval, the concentration of our Common Shares and voting control presently lies with Hagedorn Partnership, L.P. As such, it would be difficult for shareholders to propose and have approved proposals not supported by Hagedorn Partnership, L.P. Hagedorn Partnership, L.P.’s interests could differ from, or conflict with, the interests of other shareholders.

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
The following is a summary of owned and leased properties by country as of September 30, 2022:

Location	Owned	Leased
United States	34	69
Canada	10	11
China	—	6
The Netherlands	—	2
Total	44	88
We own or lease 42 manufacturing properties, 23 distribution properties and 4 research and development properties in the United States. We own or lease 17 manufacturing, 1 distribution and 1 research and development property in Canada, 1 manufacturing property in the Netherlands and 1 manufacturing and 1 research and development property in China. Most of the manufacturing properties, which include growing media properties and peat harvesting properties, have production lines, warehouses, offices and field processing areas.

ITEM 3.    LEGAL PROCEEDINGS
As noted in the discussion in “ITEM 1. BUSINESS — Regulatory Considerations — Regulatory Matters” of this Form 10-K, we are involved in several pending environmental and regulatory matters. We believe that our assessment of contingencies is reasonable and that the related accruals, in the aggregate, are adequate; however, there can be no assurance that the final resolution of these matters will not have a material effect on our financial condition, results of operations or cash flows.
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

PART II

SUPPLEMENTAL ITEM. EXECUTIVE OFFICERS OF THE REGISTRANT
The executive officers of Scotts Miracle-Gro, their positions and, as of November 18, 2022, their ages and years with Scotts Miracle-Gro (and its predecessors) are set forth below.

Name	Age	Position(s) Held	Years with Company
James Hagedorn	67	Chief Executive Officer and Chairman of the Board	35
David C. Evans	59	Executive Vice President and Interim Chief Financial Officer; Member of the Board of Directors	23
Michael C. Lukemire	64	President and Chief Operating Officer	26
Christopher J. Hagedorn	38	Division President	11
Ivan C. Smith	53	Executive Vice President, General Counsel, Corporate Secretary and Chief Compliance Officer	19
Denise S. Stump	68	Executive Vice President, Global Human Resources and Chief Ethics Officer	22
Executive officers serve at the discretion of the Board of Directors of Scotts Miracle-Gro and pursuant to executive severance agreements or other arrangements. The business experience of each of the individuals listed above during at least the past five years is as follows:
Mr. Hagedorn was named Chairman of the Board of Scotts Miracle-Gro’s predecessor in January 2003 and Chief Executive Officer of Scotts Miracle-Gro’s predecessor in May 2001. Prior to this appointment, Mr. Hagedorn held several senior leadership positions at the Company. Mr. Hagedorn serves on Scotts Miracle-Gro’s Board of Directors, a position he has held with Scotts Miracle-Gro (or its predecessor) since 1995. Mr. Hagedorn is the brother of Katherine Hagedorn Littlefield, a director of Scotts Miracle-Gro, and is the father of Christopher J. Hagedorn, an executive officer of the Company.
Mr. Evans was named Executive Vice President and Interim Chief Financial Officer in August 2022. He served as Chief Financial Officer of the Company from 2006 until 2013 and was named to its Board of Directors in 2018. Mr. Evans served as the interim Chief Financial Officer of Cardinal Health, Inc., a global integrated healthcare services and products company, from September 2019 until May 2020, after a transition role beginning in July 2019, and as Executive Vice President and Chief Financial Officer of Battelle Memorial Institute, a private research and development organization, from 2013 until 2018. Mr. Evans is a director of Cardinal Health, Inc.
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
On April 8, 2022, the Company entered into a sixth amended and restated credit agreement (the “Sixth A&R Credit Agreement”), providing the Company and certain of its subsidiaries with five-year senior secured loan facilities in the aggregate principal amount of $2,500.0, comprised of a revolving credit facility of $1,500.0 and a term loan in the original principal amount of $1,000.0 (the “Sixth A&R Credit Facilities”). The Sixth A&R Credit Agreement also provides the Company with the right to seek additional committed credit under the agreement in an aggregate amount of up to $500.0 plus an unlimited additional amount, subject to certain specified financial and other conditions. The Sixth A&R Credit Agreement replaced the Fifth A&R Credit Agreement and will terminate on April 8, 2027. The Sixth A&R Credit Facilities are available for the issuance of letters of credit up to $100.0. The terms of the Sixth A&R Credit Agreement include customary representations and warranties, affirmative and negative covenants, financial covenants, and events of default.
On June 8, 2022, the Company entered into Amendment No. 1 (the “Amendment”) to the Sixth A&R Credit Agreement. The Amendment increases the maximum permitted leverage ratio for the quarterly leverage covenant effective for the third quarter of fiscal 2022 until the earlier of (i) April 1, 2024 and (ii) subject to certain conditions specified in the Amendment, the termination by the Company of such increase (such period, the “Leverage Adjustment Period”). Additionally, the Amendment limits the Company’s ability to declare or pay any discretionary dividends, distributions or other restricted payments during the Leverage Adjustment Period to only the payment of (i) regularly scheduled cash dividends to holders of its Common Shares in an aggregate amount not to exceed $225.0 per fiscal year and (ii) other dividends, distributions or other restricted payments in an aggregate amount not to exceed $25.0. The Amendment also requires pro forma compliance with certain leverage levels specified in the Amendment with respect to the Company’s ability to consummate certain acquisitions and incur debt.
The Sixth A&R Credit Agreement contains, among other obligations, an affirmative covenant regarding the Company’s leverage ratio determined as of the end of each of its fiscal quarters calculated as average total indebtedness, divided by the Company’s earnings before interest, taxes, depreciation and amortization, as adjusted pursuant to the terms of the Sixth A&R Credit Agreement (“Adjusted EBITDA”). Pursuant to the Amendment, the maximum permitted leverage ratio is (i) 6.25 for the third quarter of fiscal 2022 through the first quarter of fiscal 2023, (ii) 6.50 for the second and third quarters of fiscal 2023, (iii) 6.25 for the fourth quarter of fiscal 2023 and the first quarter of fiscal 2024, (iv) 5.50 for the second quarter of fiscal 2024, and (v) 4.50 for the third quarter of fiscal 2024 and thereafter. The Company’s leverage ratio was 6.01 at September 30, 2022 and restricted payments during fiscal 2022 were within the amounts allowed by the Sixth A&R Credit Agreement. See “NOTE 12. DEBT” of the Notes to Consolidated Financial Statements included in this Form 10-K for further discussion regarding the restrictions on dividend payments.
As of November 18, 2022, there were approximately 267,000 shareholders, including holders of record and our estimate of beneficial holders.
The following table shows the purchases of Common Shares made by or on behalf of Scotts Miracle-Gro or any “affiliated purchaser” (as defined in Rule 10b-18(a)(3) under the Securities Exchange Act of 1934, as amended) of Scotts Miracle-Gro for each of the three fiscal months in the quarter ended September 30, 2022:

Period	Total Number of Common Shares Purchased(1)	Average Price Paid per Common Share(2)	Total Number of Common Shares Purchased as Part of Publicly Announced Plans or Programs(3)	Approximate Dollar Value of Common Shares That May Yet be Purchased Under the Plans or Programs(3)
July 3, 2022 through July 30, 2022	1,255	$82.53	—	$461,912,353
July 31, 2022 through August 27, 2022	1,389	$72.93	—	$461,912,353
August 28, 2022 through September 30, 2022	2,308	$58.33	—	$461,912,353
Total	4,952	$68.56	—
(1)All of the Common Shares purchased during the fourth quarter of fiscal 2022 were purchased in open market transactions. The total number of Common Shares purchased during the quarter includes 4,952 Common Shares purchased by the trustee of the rabbi trust established by the Company as permitted pursuant to the terms of The Scotts Company LLC Executive Retirement Plan (the “ERP”).
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

ITEM 6.    RESERVED
Reserved by the SEC.

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
Through our U.S. Consumer and Other segments, we are the leading manufacturer and marketer of branded consumer lawn and garden products in North America. Our products are marketed under some of the most recognized brand names in the industry. Our key consumer lawn and garden brands include Scotts® and Turf Builder® lawn fertilizer and Scotts® grass seed products; Miracle-Gro® soil, plant food and gardening products; Ortho® herbicide and pesticide products; and Tomcat® rodent control and animal repellent products. We also have a presence in similar branded consumer products in China. We are the exclusive agent of Monsanto for the marketing and distribution of certain of Monsanto’s consumer Roundup® branded products within the United States and certain other specified countries. In addition, we have an equity interest in Bonnie Plants, LLC, a joint venture with AFC, focused on planting, growing, developing, distributing, marketing and selling live plants.
Through our Hawthorne segment, we are a leading manufacturer, marketer and distributor of lighting, nutrients, growing media, growing environments and hardware products for indoor and hydroponic gardening in North America. Our key brands include General Hydroponics®, Gavita®, Botanicare®, Agrolux®, Can-Filters®, Gro Pro®, Mother Earth®, Hurricane®, Grower’s Edge® and HydroLogicTM.
As a leading consumer branded lawn and garden company, our product development and marketing efforts are largely focused on providing innovative and differentiated products and continually increasing brand and product awareness to inspire consumers to create retail demand. We have implemented this model for a number of years by focusing on research and development and investing approximately 3-5% of our U.S. Consumer segment annual net sales in advertising to support and promote our consumer lawn and garden products and brands. We continually explore new and innovative ways to communicate with consumers. We believe that we receive a significant benefit from these expenditures and anticipate a similar commitment to research and development, advertising and marketing investments in the future, with the continuing objective of driving category growth and profitably maintaining and/or increasing market share.
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

	Percent of Net Sales from Continuing Operations by Quarter
	2022	2021	2020
First Quarter	14.4%	15.2%	8.9%
Second Quarter	42.8%	37.1%	33.5%
Third Quarter	30.2%	32.7%	36.1%
Fourth Quarter	12.6%	15.0%	21.5%

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
Management focuses on a variety of key indicators and operating metrics to monitor the financial condition and performance of the continuing operations of our business. These metrics include consumer purchases (point-of-sale data), market share, category growth, net sales (including unit volume, pricing and foreign exchange movements), gross margins, advertising to net sales ratios, income from operations, income from continuing operations, net income, earnings per share, earnings before interest, taxes, depreciation and amortization (“EBITDA”) and leverage ratio. To the extent applicable, these metrics are evaluated with and without impairment, restructuring and other charges that do not occur in or reflect the ordinary course of our ongoing business operations. Metrics that exclude impairment, restructuring and other nonrecurring items are used by management to evaluate our performance, engage in financial and operational planning and determine incentive compensation because we believe that these measures provide additional perspective on the performance of our underlying, ongoing business. We also focus on measures to optimize cash flow and return on invested capital, including the management of working capital and capital expenditures. Refer to the “NON-GAAP MEASURES” section of this MD&A for further discussion of non-GAAP measures.
Recent Events
During fiscal 2022, our Hawthorne segment experienced adverse financial results due to decreased sales volume and higher transportation and warehousing costs. Sales volume decreased due to an oversupply of cannabis, which significantly decreased cannabis wholesale prices and indoor and outdoor cannabis cultivation. The oversupply has been driven by increased licensing activity across the U.S., as well as significant capital investment in the cannabis production marketplace over the past several years and the market impacts of the COVID-19 pandemic. Due to the risks and uncertainties related to these impacts, we performed interim impairment testing for Hawthorne long-lived assets and goodwill during the third quarter of fiscal 2022, which resulted in non-cash, pre-tax goodwill and intangible asset impairment charges of $632.4 recorded in the “Impairment, restructuring and other” line in the Consolidated Statements of Operations. Refer to the “CRITICAL ACCOUNTING POLICIES AND ESTIMATES” section of this MD&A and “NOTE 5. GOODWILL AND INTANGIBLE ASSETS, NET” for more information. We expect that the oversupply of cannabis and cost increases will continue to adversely impact our Hawthorne segment. If the oversupply of cannabis and cost increases persist longer, or are more significant than we expect or we are unable to mitigate their impact, our results of operations could be materially and adversely impacted for a longer period and to a greater extent than we currently anticipate.
During fiscal 2022, our U.S. Consumer, Hawthorne and Other segments have experienced higher transportation and materials costs, including fertilizer inputs such as urea, due in part to the negative impact of the war in Ukraine on the global economy. We expect a continuing inflationary environment that is heightened by this conflict, and we are continuing to address these impacts to our operations. We have no operations in Russia or Ukraine.
On April 8, 2022, we entered into the Sixth A&R Credit Agreement, providing the Company and certain of its subsidiaries with five-year senior secured loan facilities in the aggregate principal amount of $2,500.0, comprised of a revolving credit facility of $1,500.0 and a term loan in the original principal amount of $1,000.0. The Sixth A&R Credit Agreement contains, among other obligations, an affirmative covenant regarding our leverage ratio determined as of the end of each of our

THE SCOTTS MIRACLE-GRO COMPANY
(Dollars in millions, except per share data)
fiscal quarters. The maximum permitted leverage ratio originally established in the Sixth A&R Credit Agreement was 4.50. During the third quarter of fiscal 2022, we experienced an unexpected shortfall in earnings that affected our ability to remain in compliance with the leverage ratio covenant of the Sixth A&R Credit Agreement. On June 8, 2022, we entered into Amendment No. 1 (the “Amendment”) to the Sixth A&R Credit Agreement which increases the maximum permitted leverage ratio for the quarterly leverage covenant effective for the third quarter of fiscal 2022 until the earlier of (i) April 1, 2024 and (ii) subject to certain conditions specified in the Amendment, the termination by us of such increase (such period, the “Leverage Adjustment Period”). We are currently in compliance with our covenants and expect to remain in compliance, however, we could experience material changes to forecasted revenues, expenses or cash flows and may experience difficulty remaining in compliance with the financial covenants required by the amended Sixth A&R Credit Agreement. Refer to the “LIQUIDITY AND CAPITAL RESOURCES” section of this MD&A for more information regarding the Amendment and the financial covenants required by the Sixth A&R Credit Agreement.
During fiscal 2022, due to a broader business downturn, we began implementing a series of Company-wide organizational changes and initiatives intended to create operational and management-level efficiencies. As part of the first phase of this restructuring program, we reduced the size of our supply chain network, reduced staffing levels and implemented other cost-reduction initiatives, which achieved approximately $100.0 of annual cost reductions. During fiscal 2022, we incurred costs of $65.2 associated with this restructuring initiative primarily related to employee termination benefits and impairment of property, plant and equipment. On November 2, 2022, we announced further details of a second phase of this initiative, targeting an additional $85.0 of annual cost reductions. Expected savings will be driven by: (i) reducing the operating footprint of our Hawthorne and U.S. Consumer segments by closing points of distribution, (ii) further right-sizing of overhead expenses in our Hawthorne segment enabled by integration into ScottsMiracle-Gro, (iii) enhancing profitability through improved product mix and fewer SKUs in our Hawthorne segment, (iv) executing on supply chain labor and materials efficiencies, (v) improving productivity of trade programs, and (vi) further reductions in SG&A spending. In addition, we have contingency plans which would further reduce or delay additional expenses and cash outlays, or reduce borrowings, should operations weaken beyond current forecasts or if cash inflows are not received when expected.
During fiscal 2022, we discontinued and exited the market for certain Hawthorne lighting products and brands. These actions resulted in inventory write-down charges of $120.9 recorded in the “Cost of sales—impairment, restructuring and other” line in the Consolidated Statements of Operations and finite-lived intangible asset impairment charges of $35.3 recorded in the “Impairment, restructuring and other” line in the Consolidated Statements of Operations.
On February 6, 2020, Scotts Miracle-Gro announced that its Board of Directors authorized the repurchase of up to $750.0 of Common Shares from April 30, 2020 through March 25, 2023. During fiscal 2022 and fiscal 2021, Scotts Miracle-Gro repurchased 1.1 million and 0.6 million Common Shares under this share repurchase authorization for $175.0 and $113.1, respectively. There were no share repurchases under this share repurchase authorization during fiscal 2020.
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

THE SCOTTS MIRACLE-GRO COMPANY
(Dollars in millions, except per share data)
Results of Operations
The following table sets forth the components of earnings as a percentage of net sales:

	Year Ended September 30,
	2022	% of Net Sales	2021	% of Net Sales	2020	% of Net Sales
Net sales	$3,924.1	100.0%	$4,925.0	100.0%	$4,131.6	100.0%
Cost of sales	2,891.1	73.7	3,431.3	69.7	2,768.6	67.0
Cost of sales—impairment, restructuring and other	160.1	4.1	24.7	0.5	16.0	0.4
Gross margin	872.9	22.2	1,469.0	29.8	1,347.0	32.6
Operating expenses:
Selling, general and administrative	613.0	15.6	743.5	15.1	757.8	18.3
Impairment, restructuring and other	693.1	17.7	4.3	0.1	0.8	—
Other (income) expense, net	0.8	—	(1.8)	—	3.2	0.1
Income (loss) from operations	(434.0)	(11.1)	723.0	14.7	585.2	14.2
Equity in (income) loss of unconsolidated affiliates	12.9	0.3	(14.4)	(0.3)	—	—
Costs related to refinancing	—	—	—	—	15.1	0.4
Interest expense	118.1	3.0	78.9	1.6	79.6	1.9
Other non-operating income, net	(6.9)	(0.2)	(18.6)	(0.4)	(20.1)	(0.5)
Income (loss) from continuing operations before income taxes	(558.1)	(14.2)	677.1	13.7	510.6	12.4
Income tax expense (benefit) from continuing operations	(120.6)	(3.1)	159.8	3.2	123.7	3.0
Income (loss) from continuing operations	(437.5)	(11.1)	517.3	10.5	386.9	9.4
Income (loss) from discontinued operations, net of tax	—	—	(3.9)	(0.1)	1.7	—
Net income (loss)	$(437.5)	(11.1)%	$513.4	10.4%	$388.6	9.4%
The sum of the components may not equal due to rounding.
Net Sales
Net sales for fiscal 2022 were $3,924.1, a decrease of 20.3% from net sales of $4,925.0 for fiscal 2021. Net sales for fiscal 2021 increased 19.2% from net sales of $4,131.6 for fiscal 2020. These changes in net sales were attributable to the following:

	Year Ended September 30,
	2022	2021
Volume	(27.0)%	16.9%
Foreign exchange rates	(0.4)	0.8
Pricing	6.2	1.5
Acquisitions	0.9	—
Change in net sales	(20.3)%	19.2%
The decrease in net sales for fiscal 2022 as compared to fiscal 2021 was primarily driven by:
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
Cost of Sales
The following table shows the major components of cost of sales:

	Year Ended September 30,
	2022	2021	2020
Materials	$1,616.7	$1,962.5	$1,599.3
Distribution and warehousing	660.1	684.0	492.6
Manufacturing labor and overhead	546.4	714.0	615.1
Costs associated with Roundup® marketing agreement	67.9	70.8	61.6
Cost of sales	2,891.1	3,431.3	2,768.6
Cost of sales—impairment, restructuring and other	160.1	24.7	16.0
	$3,051.2	$3,456.0	$2,784.6

Factors contributing to the change in cost of sales are outlined in the following table:

	Year Ended September 30,
	2022	2021
Volume, product mix and other	$(641.4)	$545.9
Foreign exchange rates	(16.9)	24.6
Costs associated with Roundup® marketing agreement	(2.9)	9.2
Material cost changes	121.0	83.0
	(540.2)	662.7
Impairment, restructuring and other	135.4	8.7
Change in cost of sales	$(404.8)	$671.4
The decrease in cost of sales for fiscal 2022 as compared to fiscal 2021 was primarily driven by:
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
•higher material costs in our U.S. Consumer, Hawthorne and Other segments;
•higher transportation and warehousing costs included within “volume, product mix and other” in our U.S. Consumer and Hawthorne segments;

THE SCOTTS MIRACLE-GRO COMPANY
(Dollars in millions, except per share data)
•the unfavorable impact of foreign exchange rates as a result of the weakening of the U.S. dollar relative to the euro and the Canadian dollar;
•an increase in costs associated with the Roundup® marketing agreement; and
•an increase in impairment, restructuring and other charges.
Gross Margin
As a percentage of net sales, our gross margin rate was 22.2%, 29.8% and 32.6% for fiscal 2022, fiscal 2021 and fiscal 2020, respectively. Factors contributing to the change in gross margin rate are outlined in the following table:

	Year Ended September 30,
	2022	2021
Volume, product mix and other	(6.6)%	(1.8)%
Material costs	(3.4)	(1.7)
Roundup® commissions and reimbursements	(0.2)	—
Acquisitions	(0.1)	—
Pricing	6.3	0.8
	(4.0)	(2.7)
Impairment, restructuring and other	(3.6)	(0.1)
Change in gross margin rate	(7.6)%	(2.8)%
The decrease in gross margin rate for fiscal 2022 as compared to fiscal 2021 was primarily driven by:
•higher material costs in our U.S. Consumer, Hawthorne and Other segments;
•higher transportation and warehousing costs included within “volume, product mix and other” associated with our U.S. Consumer, Hawthorne and Other segments;
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
The decrease in gross margin rate for fiscal 2021 as compared to fiscal 2020 was primarily driven by:
•higher transportation and warehousing costs included within “volume, product mix and other” in our U.S. Consumer and Hawthorne segments;
•higher material costs in our U.S. Consumer, Hawthorne and Other segments; and
•unfavorable mix driven by higher sales growth in our Hawthorne segment relative to our U.S. Consumer segment;
•partially offset by favorable leverage of fixed costs driven by higher sales volume in our U.S. Consumer, Hawthorne and Other segments; and
•increased pricing in our U.S. Consumer, Hawthorne and Other segments.

THE SCOTTS MIRACLE-GRO COMPANY
(Dollars in millions, except per share data)
Selling, General and Administrative Expenses
The following table sets forth the components of selling, general and administrative expenses (“SG&A”):

	Year Ended September 30,
	2022	2021	2020
Advertising	$120.3	$165.7	$147.4
Advertising as a percentage of net sales	3.1%	3.4%	3.6%
Research and development	45.3	45.4	39.7
Share-based compensation	34.3	40.6	57.9
Amortization of intangibles	31.0	29.1	31.5
Other selling, general and administrative	382.1	462.7	481.3
	$613.0	$743.5	$757.8
SG&A decreased $130.5, or 17.6%, during fiscal 2022 compared to fiscal 2021. Advertising expense decreased $45.4, or 27.4%, in fiscal 2022 driven by decreased media spending in our U.S. Consumer and Hawthorne segments. Other SG&A decreased $80.6, or 17.4%, in fiscal 2022 driven by a decrease in short-term variable cash incentive compensation expense, reductions in staffing levels and other cost-reduction initiatives.
SG&A decreased $14.3, or 1.9%, during fiscal 2021 compared to fiscal 2020. Share-based compensation expense decreased $17.3, or 29.9%, in fiscal 2021 due to a more significant increase in the expected payout percentage on long-term performance-based awards during fiscal 2020 as compared to fiscal 2021. Advertising expense increased $18.3, or 12.4%, in fiscal 2021 driven by increased media spending in our U.S. Consumer, Hawthorne, and Other segments. Other SG&A decreased $18.6, or 3.9%, in fiscal 2021 driven by lower short-term variable cash incentive compensation expense of $48.8 and lower corporate spending, partially offset by increases in various categories supporting the continued growth of the business including information technology, strategy and people costs.
Impairment, Restructuring and Other
Activity described herein is classified within the “Cost of sales—impairment, restructuring and other,” “Impairment, restructuring and other” and “Income (loss) from discontinued operations, net of tax” lines in the Consolidated Statements of Operations. The following table details impairment, restructuring and other charges (recoveries) for each of the periods presented:

	Year Ended September 30,
	2022	2021	2020
Cost of sales—impairment, restructuring and other:
COVID-19 related costs	$—	$25.0	$15.5
Restructuring and other charges (recoveries), net	143.6	(0.3)	(0.1)
Property, plant and equipment impairments	16.6	—	0.6
Operating expenses—impairment, restructuring and other:
COVID-19 related costs	—	4.2	3.9
Restructuring and other charges (recoveries), net	40.9	0.1	(3.1)
Gains on sale of property, plant and equipment	(16.2)	—	—
Goodwill and intangible asset impairments	668.3	—	—
Impairment, restructuring and other charges from continuing operations	853.2	29.0	16.8
Restructuring and other charges (recoveries), net, from discontinued operations	—	—	(3.1)
Total impairment, restructuring and other charges	$853.2	$29.0	$13.7
During fiscal 2022, we recognized non-cash, pre-tax goodwill and intangible asset impairment charges of $632.4 as a result of interim impairment testing of our Hawthorne segment in the “Impairment, restructuring and other” line in the Consolidated Statements of Operations, comprised of $522.4 of goodwill impairment charges and $110.0 of finite-lived intangible asset impairment charges.
During fiscal 2022, we incurred inventory write-down charges of $120.9 in the “Cost of sales—impairment, restructuring and other” line in the Consolidated Statements of Operations and finite-lived intangible asset impairment charges of $35.3 in

THE SCOTTS MIRACLE-GRO COMPANY
(Dollars in millions, except per share data)
the “Impairment, restructuring and other” line in the Consolidated Statements of Operations associated with our decision to discontinue and exit the market for certain Hawthorne lighting products and brands.
During fiscal 2022, we began implementing a series of organizational changes and initiatives intended to create operational and management-level efficiencies. As part of this restructuring program, we are reducing the size of our supply chain network, reducing staffing levels and implementing other cost-reduction initiatives. During fiscal 2022, we incurred costs of $65.2 associated with this restructuring initiative primarily related to employee termination benefits and impairment of property, plant and equipment. We incurred costs of $9.7 in our U.S. Consumer segment and $27.1 in our Hawthorne segment in the “Cost of sales—impairment, restructuring and other” line in the Consolidated Statements of Operations during fiscal 2022. We incurred costs of $11.9 in our U.S. Consumer segment, $8.1 in our Hawthorne segment, $0.7 in our Other segment and $7.7 at Corporate in the “Impairment, restructuring and other” line in the Consolidated Statements of Operations during fiscal 2022. We continue to evaluate additional network and organizational changes, which, if executed, may result in additional restructuring charges in future periods.
During fiscal 2022, we recognized gains of $16.2 in the “Impairment, restructuring and other” line in the Consolidated Statements of Operations associated with the sale of property, plant and equipment.
Costs incurred during fiscal 2022 related to COVID-19 were immaterial. During fiscal 2021, we incurred costs of $29.2 associated with the COVID-19 pandemic primarily related to premium pay. We incurred costs of $21.2 in our U.S. Consumer segment, $3.2 in our Hawthorne segment and $0.6 in our Other segment in the “Cost of sales—impairment, restructuring and other” line in the Consolidated Statements of Operations during fiscal 2021. We incurred costs of $4.0 in our U.S. Consumer segment and $0.2 in our Other segment in the “Impairment, restructuring and other” line in the Consolidated Statements of Operations during fiscal 2021. During fiscal 2020, we incurred costs of $19.4 associated with the COVID-19 pandemic primarily related to premium pay. We incurred costs of $12.4 in our U.S. Consumer segment, $2.6 in our Hawthorne segment and $0.5 in our Other segment in the “Cost of sales—impairment, restructuring and other” line in the Consolidated Statements of Operations during fiscal 2020. We incurred costs of $3.8 in our U.S. Consumer segment and $0.1 in our Other segment in the “Impairment, restructuring and other” line in the Consolidated Statements of Operations during fiscal 2020.
Other (Income) Expense, net
Other (income) expense is comprised of activities such as royalty income from the licensing of certain of our brand names and foreign exchange transaction gains and losses. Other (income) expense was $0.8, $(1.8) and $3.2 in fiscal 2022, fiscal 2021 and fiscal 2020, respectively. The change for fiscal 2022 and fiscal 2021 was primarily due to foreign exchange transaction gains and losses.
Income (Loss) from Operations
Income (loss) from operations was $(434.0) in fiscal 2022 compared to $723.0 in fiscal 2021. The decrease was driven by lower net sales, a decrease in gross margin rate, higher impairment, restructuring and other charges and lower other income, partially offset by lower SG&A.
Income from operations was $723.0 in fiscal 2021, an increase of 23.5% compared to $585.2 in fiscal 2020. The increase was driven by higher net sales, lower SG&A and higher other income, partially offset by a decrease in gross margin rate and higher impairment, restructuring and other charges.
Equity in (Income) Loss of Unconsolidated Affiliates
We acquired a 50% equity interest in Bonnie Plants, LLC on December 31, 2020. Our interest is accounted for using the equity method of accounting, with our proportionate share of Bonnie Plants, LLC earnings subsequent to December 31, 2020 reflected in the Consolidated Statements of Operations. We recorded equity in (income) loss of unconsolidated affiliates associated with Bonnie Plants, LLC of $12.9, $(14.4) and zero in fiscal 2022, fiscal 2021 and fiscal 2020, respectively. Refer to “NOTE 9. INVESTMENT IN UNCONSOLIDATED AFFILIATES” of the Notes to the Consolidated Financial Statements included in this Form 10-K for more information regarding Bonnie Plants, LLC.
Costs Related to Refinancing
Costs related to refinancing were $15.1 in fiscal 2020, and we did not incur costs related to refinancing in fiscal 2022 or fiscal 2021. The costs incurred in fiscal 2020 were associated with the redemption of our 6.000% Senior Notes due 2023 (the “6.000% Senior Notes”), and are comprised of $12.0 of redemption premium and $3.1 of unamortized bond issuance costs that were written off. Refer to “NOTE 12. DEBT” of the Notes to the Consolidated Financial Statements included in this Form 10-K for more information regarding the redemption of the 6.000% Senior Notes.

THE SCOTTS MIRACLE-GRO COMPANY
(Dollars in millions, except per share data)
Interest Expense
Interest expense was $118.1 in fiscal 2022, an increase of 49.7% compared to $78.9 in fiscal 2021. The increase was driven by higher average borrowings of $1,119.6 due to higher inventory production, capital expenditures, acquisition activity and repurchases of our Common Shares.
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
Other Non-Operating Income, Net
Other non-operating income was $6.9, $18.6 and $20.1 in fiscal 2022, fiscal 2021 and fiscal 2020, respectively, which included interest income of $6.7, $4.1 and $7.6 for fiscal 2022, fiscal 2021 and fiscal 2020, respectively.
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
During the fourth quarter of fiscal 2020, we recognized an increase in the fair value of our options to increase our economic interest in the Bonnie Plants business of $12.0 driven by an increase in sales and profits of the Bonnie Plants business.
Income Tax Expense (Benefit) from Continuing Operations
A reconciliation of the federal corporate income tax rate and the effective tax rate on income from continuing operations before income taxes is summarized below:

	Year Ended September 30,
	2022	2021	2020
Statutory income tax rate	21.0%	21.0%	21.0%
Effect of foreign operations	(2.5)	(0.1)	(0.7)
State taxes, net of federal benefit	2.6	3.9	3.5
Effect of other permanent differences	2.8	(1.1)	—
Research and Experimentation and other federal tax credits	0.2	(0.2)	(0.3)
Effect of tax contingencies	(1.8)	—	0.1
Other	(0.7)	0.1	0.6
Effective income tax rate	21.6%	23.6%	24.2%
During fiscal 2022, we recognized non-cash, pre-tax goodwill and intangible asset impairment charges of $668.3 in the “Impairment, restructuring and other” line in the Consolidated Statements of Operations. The tax impact of the impairment charges was a benefit of $148.3, which is net of the impact of non-deductible goodwill of $18.8, for fiscal 2022 and was recorded in the “Income tax expense (benefit) from continuing operations” line in the Consolidated Statements of Operations. The tax impact of non-deductible goodwill was considered a discrete item because we have no remaining non-deductible goodwill. This discrete item, which is included in the “Effect of foreign operations” line in the table above, decreased the fiscal 2022 effective tax rate by approximately 340 bps because we incurred a net loss during the period. Additionally, excess tax benefits related to share-based compensation, which are included in the “Effect of other permanent differences” line in the table above, increased the fiscal 2022 effective tax rate by approximately 260 bps.
Income (Loss) from Continuing Operations
Income (loss) from continuing operations was $(437.5), or $(7.88) per diluted share, in fiscal 2022 compared to $517.3, or $9.03 per diluted share, in fiscal 2021. The decrease was driven by lower net sales, a decrease in gross margin rate, higher impairment, restructuring and other charges, lower other income, lower equity in income of unconsolidated affiliates, higher interest expense and lower other non-operating income, partially offset by lower SG&A.
Diluted average common shares used in the diluted loss per common share calculation for fiscal 2022 were 55.5 million, which excluded potential Common Shares of 0.6 million because the effect of their inclusion would be anti-dilutive as we

THE SCOTTS MIRACLE-GRO COMPANY
(Dollars in millions, except per share data)
incurred a net loss for fiscal 2022. Diluted average common shares used in the diluted income per common share calculation were 57.2 million for fiscal 2021, which included dilutive potential Common Shares of 1.5 million.
Income from continuing operations was $517.3, or $9.03 per diluted share, in fiscal 2021 compared to $386.9, or $6.78 per diluted share, in fiscal 2020. The increase was driven by higher net sales, lower SG&A, higher other income, higher equity in income of unconsolidated affiliates and lower costs related to refinancing, partially offset by a decrease in gross margin rate and higher impairment, restructuring and other charges.
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
Income (Loss) from Discontinued Operations, net of tax
Income (loss) from discontinued operations, net of tax, was zero, $(3.9) and $1.7 for fiscal 2022, fiscal 2021 and fiscal 2020, respectively. On August 31, 2017, we completed the sale of the International Business. As a result, effective in our fourth quarter of fiscal 2017, we classified our results of operations for all periods presented to reflect the International Business as a discontinued operation. The transaction included contingent consideration with a maximum payout of $23.8 and an initial fair value of $18.2, the payment of which depended on the achievement of certain performance criteria by the International Business following the closing of the transaction through fiscal 2020. During fiscal 2021, we agreed to accept a contingent consideration payout of $6.0 and recorded a pre-tax charge of $12.2 during fiscal 2021 to write-down the contingent consideration receivable to the agreed upon payout amount. During fiscal 2022, we received the contingent consideration payment and this amount was classified as a financing activity in the “Other financing, net” line in the Consolidated Statements of Cash Flows.
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
The following table sets forth net sales by segment:

	Year Ended September 30,
	2022	2021	2020
U.S. Consumer	$2,928.8	$3,197.7	$2,883.5
Hawthorne	716.2	1,424.2	1,023.1
Other	279.1	303.1	225.0
Consolidated	$3,924.1	$4,925.0	$4,131.6

THE SCOTTS MIRACLE-GRO COMPANY
(Dollars in millions, except per share data)
The following table sets forth Segment Profit (Loss) as well as a reconciliation to income from continuing operations before income taxes, the most directly comparable GAAP measure:

	Year Ended September 30,
	2022	2021	2020
U.S. Consumer	$568.6	$726.7	$694.3
Hawthorne	(21.1)	163.8	111.9
Other	20.2	42.1	11.7
Total Segment Profit (Non-GAAP)	567.7	932.6	817.9
Corporate	(112.4)	(149.7)	(183.4)
Intangible asset amortization	(37.1)	(30.9)	(32.5)
Impairment, restructuring and other	(852.2)	(29.0)	(16.8)
Equity in income (loss) of unconsolidated affiliates	(12.9)	14.4	—
Costs related to refinancing	—	—	(15.1)
Interest expense	(118.1)	(78.9)	(79.6)
Other non-operating income, net	6.9	18.6	20.1
Income (loss) from continuing operations before income taxes (GAAP)	$(558.1)	$677.1	$510.6
U.S. Consumer
U.S. Consumer segment net sales were $2,928.8 in fiscal 2022, a decrease of 8.4% from fiscal 2021 net sales of $3,197.7. The decrease was driven by lower sales volume of 15.6%, partially offset by increased pricing of 7.2%. The decrease in sales volume for fiscal 2022 was driven by lawn care, soils, controls, plant food and mulch products.
U.S. Consumer Segment Profit was $568.6 in fiscal 2022, a decrease of 21.8% from fiscal 2021 Segment Profit of $726.7. The decrease for fiscal 2022 was primarily due to lower net sales and a lower gross margin rate, partially offset by lower SG&A.
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
U.S. Consumer Segment Profit was $726.7 in fiscal 2021, an increase of 4.7% from fiscal 2020 Segment Profit of $694.3. The increase for fiscal 2021 was primarily due to higher net sales, partially offset by a lower gross margin rate and higher SG&A.
Hawthorne
Hawthorne segment net sales were $716.2 in fiscal 2022, a decrease of 49.7% from fiscal 2021 net sales of $1,424.2. The decrease was driven by lower sales volume of 56.0% and unfavorable foreign exchange rates of 0.8%, partially offset by increased pricing of 3.8% and acquisitions of 3.3%. The decrease in sales volume for fiscal 2022 was driven by lighting, nutrients, growing media, hardware and growing environments products.
Hawthorne Segment Loss was $21.1 in fiscal 2022, a decrease from fiscal 2021 Segment Profit of $163.8. The decrease for fiscal 2022 was driven by lower net sales and a lower gross margin rate, partially offset by lower SG&A.
Hawthorne segment net sales were $1,424.2 in fiscal 2021, an increase of 39.2% from fiscal 2020 net sales of $1,023.1. The increase was driven by the favorable impacts of volume, pricing and foreign exchange rates of 35.1%, 3.4% and 0.7%, respectively. The increase in sales volume for fiscal 2021 was driven by lighting, nutrients, growing media, hardware and growing environments products.
Hawthorne Segment Profit was $163.8 in fiscal 2021, an increase of 46.4% from fiscal 2020 Segment Profit of $111.9. The increase for fiscal 2021 was driven by higher net sales, partially offset by a lower gross margin rate and higher SG&A.
Other
Other segment net sales were $279.1 in fiscal 2022, a decrease of 7.9% from fiscal 2021 net sales of $303.1. The decrease was driven by lower sales volume of 13.7% and unfavorable foreign exchange rates of 1.9%, partially offset by increased pricing of 7.7%.

THE SCOTTS MIRACLE-GRO COMPANY
(Dollars in millions, except per share data)
Other Segment Profit was $20.2 in fiscal 2022, a decrease of 52.0% from fiscal 2021 Segment Profit of $42.1. The decrease was driven by lower net sales and a lower gross margin rate, partially offset by lower SG&A.
Other segment net sales were $303.1 in fiscal 2021, an increase of 34.7% from fiscal 2020 net sales of $225.0. The increase was driven by the favorable impacts of volume, foreign exchange rates and pricing of 20.6%, 11.2% and 2.9%, respectively.
Other Segment Profit was $42.1 in fiscal 2021, an increase of 259.8% from fiscal 2020 Segment Profit of $11.7. The increase was driven by higher net sales and a higher gross margin rate, partially offset by higher SG&A.
Corporate
Corporate expenses were $112.4 in fiscal 2022, a decrease of 24.9% from fiscal 2021 expenses of $149.7. The decrease was driven by lower short-term variable cash incentive compensation expense, reductions in staffing levels and other cost-reduction initiatives.
Corporate expenses were $149.7 in fiscal 2021, a decrease of 18.4% from fiscal 2020 expenses of $183.4. The decrease was driven by lower short-term variable cash incentive compensation expense, lower corporate spending and lower share-based compensation expense.
Liquidity and Capital Resources
The following table summarizes cash activities for the years ended September 30:

	2022	2021	2020
Net cash (used in) provided by operating activities	$(129.0)	$271.5	$558.0
Net cash (used in) provided by investing activities	(283.2)	(538.6)	46.9
Net cash provided by (used in) financing activities	255.3	494.0	(607.1)
Operating Activities
Cash used in operating activities totaled $129.0 for fiscal 2022, a decrease of $400.5 as compared to cash provided by operating activities of $271.5 for fiscal 2021. This decrease was driven by higher inventory, lower accounts payable, lower net income and higher interest payments, partially offset by lower tax payments and lower short-term variable cash incentive compensation payouts. Higher inventory was driven by higher production, lower sales and higher input costs. Lower accounts payable was driven by the timing of production. Fiscal 2022 was also favorably impacted by extended payment terms with vendors across the U.S. Consumer and Hawthorne segments, as well as Monsanto, for payments originally due in the final weeks of fiscal 2022 that were paid in the first quarter of fiscal 2023.
Cash provided by operating activities totaled $271.5 for fiscal 2021, a decrease of $286.5 as compared to $558.0 for fiscal 2020. This decrease was driven by higher inventory production, higher short-term variable cash incentive compensation payouts and higher tax payments during fiscal 2021, partially offset by higher net income and lower interest payments. Higher inventory production was driven by the growth in net sales and an effort to build inventory levels to meet expected future demand. Fiscal 2021 was also favorably impacted by extended payment terms with vendors across the U.S. Consumer and Hawthorne segments, as well as Monsanto, for payments originally due in the final weeks of fiscal 2021 that were paid in the first quarter of fiscal 2022.
The seasonal nature of our North America consumer lawn and garden business generally requires cash to fund significant increases in inventories during the first half of the fiscal year. Receivables and payables also build substantially in our second quarter of the fiscal year in line with the timing of sales to support our retailers’ spring selling season.
Investing Activities
Cash used in investing activities totaled $283.2 for fiscal 2022, a decrease of $255.4 as compared to $538.6 for fiscal 2021. Cash used for investments in property, plant and equipment during fiscal 2022 was $113.5. We also completed the acquisitions of Luxx Lighting, Inc., True Liberty Bags and Cyco during fiscal 2022 in exchange for aggregate cash payments of $237.3, as well as the issuance of 0.1 million Common Shares, a non-cash investing and financing activity, with a fair value of $21.0 based on the share price at the time of payment. In addition, during fiscal 2022, we made payments of $25.0 in connection with a minority non-equity convertible debt investment in RIV Capital, received proceeds from the sale of long-lived assets of $63.3 and received $29.3 associated with currency forward contracts.
Cash used in investing activities totaled $538.6 for fiscal 2021, a decrease of $585.5 as compared to cash provided by investing activities of $46.9 for fiscal 2020. Cash used for investments in property, plant and equipment during fiscal 2021 was

THE SCOTTS MIRACLE-GRO COMPANY
(Dollars in millions, except per share data)
$106.9. During fiscal 2021, we acquired a 50% equity interest in Bonnie Plants, LLC in exchange for cash payments of $102.3, as well as non-cash investing activities that included forgiveness of our outstanding loan receivable with AFC and surrender of our options to increase our economic interest in the Bonnie Plants business. We also made aggregate cash payments of $127.8 in connection with our acquisitions of Hydro-Logic Purification Systems, Inc., Rhizoflora, Inc. and other contract and license rights, and made payments of $193.1 in connection with minority non-equity convertible debt investments in RIV Capital and other entities focused on branded cannabis and high quality genetics. In addition, we paid cash of $8.7 associated with currency forward contracts during fiscal 2021.
For the three fiscal years ended September 30, 2022, we allocated our capital spending as follows: 72% for expansion and maintenance of existing productive assets; 6% for new productive assets; 16% to expand our information technology and transformation and integration capabilities; and 6% for corporate assets.
Financing Activities
Cash provided by financing activities totaled $255.3 for fiscal 2022 as compared to $494.0 for fiscal 2021. During fiscal 2022, we had net borrowings under our Fifth A&R Credit Facilities and Sixth A&R Credit Facilities of $680.1 and paid financing and issuance fees of $9.6 in connection with the execution of the Sixth A&R Credit Facilities. We also repurchased Common Shares for $257.9 and paid dividends of $166.2 during fiscal 2022.
Cash provided by financing activities totaled $494.0 in fiscal 2021 as compared to cash used in financing activities of $607.1 in fiscal 2020. During fiscal 2021, we had net borrowings under our Fifth A&R Credit Facilities of $118.3. We also issued $500.0 aggregate principal amount of 4.000% Senior Notes and $400.0 aggregate principal amount of 4.375% Senior Notes, and paid financing and issuance fees of $13.1 in connection with these Senior Notes issuances. In addition, during fiscal 2021, we repurchased Common Shares for $129.3, paid dividends of $143.0, received cash from the exercise of stock options of $15.2 and made payments of $17.5 associated with the acquisition of the remaining outstanding shares of AeroGrow.
Cash and Cash Equivalents
Our cash and cash equivalents were held in cash depository accounts with major financial institutions around the world or invested in high quality, short-term liquid investments having original maturities of three months or less. The cash and cash equivalents balances of $86.8 and $244.1 at September 30, 2022 and 2021, respectively, included $4.2 and $15.9, respectively, held by controlled foreign corporations. As of September 30, 2022, we maintain our assertion of indefinite reinvestment of the earnings of all material foreign subsidiaries.
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
On April 8, 2022, we entered into a sixth amended and restated credit agreement (the “Sixth A&R Credit Agreement”), providing the Company and certain of its subsidiaries with five-year senior secured loan facilities in the aggregate principal amount of $2,500.0, comprised of a revolving credit facility of $1,500.0 and a term loan in the original principal amount of $1,000.0 (the “Sixth A&R Credit Facilities”). The Sixth A&R Credit Agreement also provides us with the right to seek additional committed credit under the agreement in an aggregate amount of up to $500.0 plus an unlimited additional amount, subject to certain specified financial and other conditions. The Sixth A&R Credit Agreement replaced the Fifth A&R Credit Agreement and will terminate on April 8, 2027. The Sixth A&R Credit Facilities are available for the issuance of letters of credit up to $100.0. The terms of the Sixth A&R Credit Agreement include customary representations and warranties, affirmative and negative covenants, financial covenants, and events of default.
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

THE SCOTTS MIRACLE-GRO COMPANY
(Dollars in millions, except per share data)
receivable, inventory and equipment of Scotts Miracle-Gro and certain of its domestic subsidiaries and (ii) the pledge of all of the capital stock of certain of Scotts Miracle-Gro’s domestic subsidiaries and a portion of the capital stock of certain of its foreign subsidiaries. The collateral does not include any of our intellectual property.
On June 8, 2022, we entered into an Amendment to the Sixth A&R Credit Agreement. The Amendment increases the maximum permitted leverage ratio for the quarterly leverage covenant during the Leverage Adjustment Period. The Amendment also increases the interest rate applicable to borrowings under the revolving credit facility by 35 bps and the term loan facility by 50 bps, and increases the annual facility fee rate on the revolving credit facility by 15 bps, in each case, when our quarterly-tested leverage ratio exceeds 4.75. Additionally, the Amendment limits our ability to declare or pay any discretionary dividends, distributions or other restricted payments during the Leverage Adjustment Period to only the payment of (i) regularly scheduled cash dividends to holders of our Common Shares in an aggregate amount not to exceed $225.0 per fiscal year and (ii) other dividends, distributions or other restricted payments in an aggregate amount not to exceed $25.0. The Amendment also requires pro forma compliance with certain leverage levels specified in the Amendment with respect to our ability to consummate certain acquisitions and incur debt.
At September 30, 2022, we had letters of credit outstanding in the aggregate principal amount of $14.1, and $1,185.5 of borrowing availability under the Sixth A&R Credit Agreement. The weighted average interest rates on average borrowings under the Fifth A&R Credit Agreement and Sixth A&R Credit Agreement were 2.8%, 1.9% and 3.3% for fiscal 2022, fiscal 2021 and fiscal 2020, respectively.
The Sixth A&R Credit Agreement contains, among other obligations, an affirmative covenant regarding our leverage ratio determined as of the end of each of our fiscal quarters calculated as average total indebtedness, divided by our earnings before interest, taxes, depreciation and amortization, as adjusted pursuant to the terms of the Sixth A&R Credit Agreement (“Adjusted EBITDA”). Pursuant to the Amendment, the maximum permitted leverage ratio is (i) 6.25 for the third quarter of fiscal 2022 through the first quarter of fiscal 2023, (ii) 6.50 for the second and third quarters of fiscal 2023, (iii) 6.25 for the fourth quarter of fiscal 2023 and the first quarter of fiscal 2024, (iv) 5.50 for the second quarter of fiscal 2024, and (v) 4.50 for the third quarter of fiscal 2024 and thereafter. Our leverage ratio was 6.01 at September 30, 2022. The Sixth A&R Credit Agreement also contains an affirmative covenant regarding our interest coverage ratio determined as of the end of each of our fiscal quarters. The interest coverage ratio is calculated as Adjusted EBITDA divided by interest expense, as described in the Sixth A&R Credit Agreement, and excludes costs related to refinancings. The minimum required interest coverage ratio is 3.00, which is unchanged from the Fifth A&R Credit Agreement. Our interest coverage ratio was 4.83 for the twelve months ended September 30, 2022.
As of September 30, 2022, we were in compliance with all applicable covenants in the agreements governing our debt. Based on our projections of financial performance for the twelve-month period subsequent to the date of the filing of the financial statements on Form 10-K, we expect to remain in compliance with the financial covenants under the Sixth A&R Credit Agreement. However, our assessment of our ability to meet our future obligations is inherently subjective, judgment-based, and susceptible to change based on future events. A covenant violation may result in an event of default. Such a default would allow the lender under the Sixth A&R Credit Agreement to accelerate the maturity of the debt and would also implicate cross-default provisions under our Senior Notes, making them due and payable at that time. As of September 30, 2022, our indebtedness under the Sixth A&R Credit Agreement and Senior Notes was $2,875.5. We do not have sufficient cash on hand or available liquidity that can be utilized to repay these outstanding amounts in the event of default.
As part of our contingency planning to address potential future circumstances that could result in noncompliance, we have contemplated alternative plans including additional restructuring activities to reduce operating expenses and certain cash management strategies that are within our control. Additionally, we have contemplated alternative plans that are subject to market conditions and not in our control, including, among others, discussions with our lender to amend the terms of our financial covenant under the debt instrument and generating cash by completing other financing transactions, which may include issuing equity. There is no assurance that we will be successful in implementing these alternative plans.
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

THE SCOTTS MIRACLE-GRO COMPANY
(Dollars in millions, except per share data)
On October 23, 2019, Scotts Miracle-Gro redeemed all of our outstanding 6.000% Senior Notes for a redemption price of $412.5, comprised of $0.5 of accrued and unpaid interest, $12.0 of redemption premium, and $400.0 for outstanding principal amount. The $12.0 redemption premium was recognized in the “Costs related to refinancing” line on the Consolidated Statements of Operations during the first quarter of fiscal 2020. Additionally, we had $3.1 in unamortized bond issuance costs associated with the 6.000% Senior Notes, which were written-off during the first quarter of fiscal 2020 and were recognized in the “Costs related to refinancing” line in the Consolidated Statements of Operations.
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
Receivables Facility
We also maintain a Master Repurchase Agreement (including the annexes thereto, the “Repurchase Agreement”) and a Master Framework Agreement, as amended (the “Framework Agreement” and, together with the Repurchase Agreement, the “Receivables Facility”). Under the Receivables Facility, we may sell a portfolio of available and eligible outstanding customer accounts receivable to the purchasers and simultaneously agree to repurchase the receivables on a weekly basis. The eligible accounts receivable consist of accounts receivable generated by sales to three specified customers. The eligible amount of customer accounts receivables which may be sold under the Receivables Facility is $400.0 and the commitment amount during the seasonal commitment period beginning on February 24, 2023 and ending on June 16, 2023 is $160.0. The Receivables Facility expires on August 18, 2023.
We account for the sale of receivables under the Receivables Facility as short-term debt and continue to carry the receivables on our Consolidated Balance Sheets, primarily as a result of our requirement to repurchase receivables sold. As of September 30, 2022 and 2021, there were $75.0 and zero, respectively, in borrowings on receivables pledged as collateral under the Receivables Facility, and the carrying value of the receivables pledged as collateral was $79.8 and zero, respectively.
Interest Rate Swap Agreements
We enter into interest rate swap agreements with major financial institutions that effectively convert a portion of our variable rate debt to a fixed rate. Interest payments made between the effective date and expiration date are hedged by the swap agreements. Swap agreements that were hedging interest payments as of September 30, 2022 and 2021 had a maximum total U.S. dollar equivalent notional amount of $800.0 and $600.0, respectively. The notional amount, effective date, expiration date and rate of each of the swap agreements outstanding at September 30, 2022 are shown in the table below:

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
Availability and Use of Cash
We believe that our cash flows from operations and borrowings under our agreements described herein will be sufficient to meet debt service, capital expenditures and working capital needs for the foreseeable future. However, we cannot ensure that our business will generate sufficient cash flow from operations or that future borrowings will be available under our borrowing agreements in amounts sufficient to pay indebtedness or fund other liquidity needs. Actual results of operations will depend on numerous factors, many of which are beyond our control as further discussed in “ITEM 1A. RISK FACTORS — Risks Related

THE SCOTTS MIRACLE-GRO COMPANY
(Dollars in millions, except per share data)
to Our M&A, Lending and Financing Activities — Our indebtedness could limit our flexibility and adversely affect our financial condition” of this Form 10-K.
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
Our foreign subsidiaries and certain of our domestic subsidiaries are not guarantors (collectively, the “Non-Guarantors”) of the Senior Notes. Payments on the Senior Notes are only required to be made by Scotts Miracle-Gro and the Guarantors. As a result, no payments are required to be made from the assets of the Non-Guarantors, unless those assets are transferred by dividend or otherwise to Scotts Miracle-Gro or a Guarantor. In the event of a bankruptcy, insolvency, liquidation or reorganization of any of the Non-Guarantors, holders of their indebtedness, including their trade creditors and other obligations, will be entitled to payment of their claims from the assets of the Non-Guarantors before any assets are made available for distribution to Scotts Miracle-Gro or the Guarantors. As a result, the Senior Notes are effectively subordinated to all the liabilities of the Non-Guarantors.
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

September 30, 2022
Current assets	$1,749.6
Non-current assets (a)	2,165.4
Current liabilities	851.4
Non-current liabilities	3,117.8

(a)Includes amounts due from Non-Guarantor subsidiaries of $46.7

Year Ended
September 30, 2022
Net sales	$3,559.0
Gross margin	828.7
Loss from continuing operations (a)	(335.9)
Net loss	(335.9)
Net loss attributable to controlling interest	(335.9)

(a)Includes intercompany income from Non-Guarantor subsidiaries of $14.1.
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
Contractual Obligations
The following table summarizes our future cash outflows for contractual obligations as of September 30, 2022:

		Payments Due by Period
Contractual Cash Obligations	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
Debt obligations	$2,963.2	$137.7	$100.0	$1,375.5	$1,350.0
Interest expense on debt obligations	813.7	137.6	263.2	225.4	187.5
Finance lease obligations	34.2	7.5	10.8	4.1	11.8
Operating lease obligations	326.0	85.2	139.2	61.1	40.5
Purchase obligations	1,468.2	547.2	559.7	276.5	84.8
Other, primarily retirement plan obligations	62.3	5.8	16.8	14.2	25.5
Total contractual cash obligations	$5,667.6	$921.0	$1,089.7	$1,956.8	$1,700.1
We had long-term debt obligations and interest payments due primarily under the 5.250% Senior Notes, 4.500% Senior Notes, 4.000% Senior Notes and 4.375% Senior Notes and our credit facilities. Amounts in the table represent scheduled future maturities of debt principal for the periods indicated.
The interest payments for our credit facilities are based on outstanding borrowings as of September 30, 2022. Actual interest expense will likely be higher due to the seasonality of our business and associated higher average borrowings.

THE SCOTTS MIRACLE-GRO COMPANY
(Dollars in millions, except per share data)
Purchase obligations primarily represent commitments for materials used in our manufacturing processes, including urea and packaging, as well as commitments for warehouse services, grass seed, marketing services and information technology services which comprise the unconditional purchase obligations disclosed in “NOTE 19. COMMITMENTS” of the Notes to Consolidated Financial Statements included in this Form 10-K.
Other obligations include actuarially determined retiree benefit payments and pension funding to comply with local funding requirements. Pension funding requirements beyond fiscal 2022 are based on preliminary estimates using actuarial assumptions determined as of September 30, 2022. These amounts represent expected payments through 2032. Based on the accounting rules for defined benefit pension plans and retirement health care plans, the liabilities reflected in our Consolidated Balance Sheets differ from these expected future payments (see Notes to Consolidated Financial Statements included in this Form 10-K). The above table excludes liabilities for unrecognized tax benefits and insurance accruals as we are unable to estimate the timing of payments for these items.
Non-GAAP Measures
Use of Non-GAAP Measures
To supplement the financial measures prepared in accordance with U.S. generally accepted accounting principles (“GAAP”), we use certain non-GAAP financial measures. The reconciliations of these non-GAAP financial measures to the most directly comparable financial measures calculated and presented in accordance with GAAP are shown in the following tables. These non-GAAP financial measures should not be considered in isolation from, as a substitute for or superior to, financial measures reported in accordance with GAAP. Moreover, these non-GAAP financial measures have limitations in that they do not reflect all the items associated with the operations of the business as determined in accordance with GAAP. Other companies may calculate similarly titled non-GAAP financial measures differently than us, limiting the usefulness of those measures for comparative purposes.
In addition to GAAP financial measures, we use these non-GAAP financial measures to evaluate our performance, engage in financial and operational planning, determine incentive compensation and monitor compliance with the financial covenants contained in our borrowing agreements because we believe that these non-GAAP financial measures provide additional perspective on and, in some circumstances are more closely correlated to, the performance of our underlying, ongoing business.
We believe that these non-GAAP financial measures are useful to investors in their assessment of our operating performance and valuation. In addition, these non-GAAP financial measures address questions routinely received from analysts and investors and, in order to ensure that all investors have access to the same data, we have determined that it is appropriate to make this data available to all investors. Non-GAAP financial measures exclude the impact of certain items (as further described below) and provide supplemental information regarding operating performance. By disclosing these non-GAAP financial measures, we intend to provide investors with a supplemental comparison of operating results and trends for the periods presented. We believe these non-GAAP financial measures are also useful to investors as such measures allow investors to evaluate performance using the same metrics that we use to evaluate past performance and prospects for future performance. We view free cash flow as an important measure because it is one factor used in determining the amount of cash available for dividends and discretionary investment.
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
Definitions of Non-GAAP Financial Measures
The reconciliations below include the following financial measures that are not calculated in accordance with GAAP:
•Adjusted income (loss) from operations: Income (loss) from operations excluding impairment, restructuring and other charges / recoveries.
•Adjusted income (loss) from continuing operations: Income (loss) from continuing operations excluding impairment, restructuring and other charges / recoveries, costs related to refinancing and certain other non-operating income / expense items, each net of tax.
•Adjusted net income (loss) attributable to controlling interest from continuing operations: Net income (loss) attributable to controlling interest excluding impairment, restructuring and other charges / recoveries, costs related to refinancing, certain other non-operating income / expense items and discontinued operations, each net of tax.
•Adjusted diluted income (loss) per common share from continuing operations: Diluted net income (loss) per common share from continuing operations excluding impairment, restructuring and other charges / recoveries, costs related to refinancing and certain other non-operating income / expense items, each net of tax.
•Adjusted EBITDA: Net income (loss) before interest, taxes, depreciation and amortization as well as certain other items such as the impact of the cumulative effect of changes in accounting, costs associated with debt refinancing and other non-recurring or non-cash items affecting net income (loss). The presentation of adjusted EBITDA is intended to be consistent with the calculation of that measure as required by our borrowing arrangements, and used to calculate a leverage ratio (maximum of 6.25 at September 30, 2022) and an interest coverage ratio (minimum of 3.00 for the twelve months ended September 30, 2022).
•Free cash flow: Net cash provided by (used in) operating activities reduced by investments in property, plant and equipment.

THE SCOTTS MIRACLE-GRO COMPANY
(Dollars in millions, except per share data)
Reconciliations of the non-GAAP financial measures to the most directly comparable GAAP financial measures are presented in the following table:

	Year Ended September 30,
	2022	2021	2020
Income (loss) from operations (GAAP)	$(434.0)	$723.0	$585.2
Impairment, restructuring and other charges	852.2	29.0	16.8
Adjusted income from operations (Non-GAAP)	$418.2	$752.1	$602.0
Income (loss) from continuing operations (GAAP)	$(437.5)	$517.3	$386.9
Impairment, restructuring and other charges	852.2	29.0	16.8
Costs related to refinancing	—	—	15.1
Other non-operating (income) expense, net	—	(12.6)	0.8
Adjustment to income tax expense (benefit) from continuing operations	(184.7)	(5.1)	(6.7)
Adjusted income from continuing operations (Non-GAAP)	$230.0	$528.6	$412.9
Net income (loss) attributable to controlling interest (GAAP)	$(437.5)	$512.5	$387.4
(Income) loss from discontinued operations, net of tax	—	3.9	(1.7)
Impairment, restructuring and other charges	852.2	29.0	16.8
Costs related to refinancing	—	—	15.1
Other non-operating (income) expense, net	—	(12.6)	0.8
Adjustment to income tax expense (benefit) from continuing operations	(184.7)	(5.1)	(6.7)
Adjusted net income attributable to controlling interest from continuing operations (Non-GAAP)	$230.0	$527.7	$411.7
Diluted income (loss) per common share from continuing operations (GAAP)	$(7.88)	$9.03	$6.78
Impairment, restructuring and other charges	15.19	0.51	0.30
Costs related to refinancing	—	—	0.27
Other non-operating (income) expense, net	—	(0.22)	0.01
Adjustment to income tax expense (benefit) from continuing operations	(3.29)	(0.09)	(0.12)
Adjusted diluted income per common share from continuing operations (Non-GAAP)	$4.10	$9.23	$7.24
Net cash (used in) provided by operating activities (GAAP)	$(129.0)	$271.5	$558.0
Investments in property, plant and equipment	(113.5)	(106.9)	(62.7)
Free cash flow (Non-GAAP)	$(242.5)	$164.6	$495.3
The sum of the components may not equal the total due to rounding.

Due to the GAAP net loss for fiscal 2022, diluted average common shares used in the GAAP diluted loss per common share calculation were 55.5 million, which excluded potential Common Shares of 0.6 million because the effect of their inclusion would be anti-dilutive. Diluted average common shares used in the fiscal 2022 non-GAAP adjusted diluted income per common share calculation, and the calculation of the fiscal 2022 earnings per share impact from the GAAP to non-GAAP reconciling items, were 56.1 million, which included dilutive potential Common Shares of 0.6 million.
We view our credit facility as material to our ability to fund operations, particularly in light of our seasonality. Refer to “ITEM 1A. RISK FACTORS — Risks Related to Our M&A, Lending and Financing Activities — Our indebtedness could limit our flexibility and adversely affect our financial condition” of this Form 10-K for a more complete discussion of the risks associated with our debt and our credit facility and the restrictive covenants therein. Our ability to generate cash flows sufficient to cover our debt service costs is essential to our ability to maintain our borrowing capacity. We believe that Adjusted EBITDA provides additional information for determining our ability to meet debt service requirements. The presentation of Adjusted EBITDA herein is intended to be consistent with the calculation of that measure as required by our borrowing arrangements, and used to calculate a leverage ratio (maximum of 6.25 at September 30, 2022) and an interest coverage ratio (minimum of 3.00 for the twelve months ended September 30, 2022). The leverage ratio is calculated as average total indebtedness divided by Adjusted EBITDA. The interest coverage ratio is calculated as Adjusted EBITDA divided by interest expense, as described in the Sixth A&R Credit Agreement, and excludes costs related to refinancings. Refer to “ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF

THE SCOTTS MIRACLE-GRO COMPANY
(Dollars in millions, except per share data)
OPERATIONS — Liquidity and Capital Resources — Borrowing Agreements” of this Form 10-K for more information regarding our credit facility.
Beginning in fiscal 2022, equity in income / loss of unconsolidated affiliates is excluded from the calculation of non-GAAP Adjusted EBITDA. This exclusion is consistent with the calculation of that measure as required by the Company’s borrowing arrangements. This change has been reflected in the calculation of Adjusted EBITDA for fiscal 2022. The prior period amounts have not been reclassified to conform to the revised calculation.
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
A reconciliation of net income to Adjusted EBITDA is as follows:

	Year Ended September 30,
	2022	2021	2020
Net income (loss) (GAAP)	$(437.5)	$513.4	$388.6
Income tax expense (benefit) from continuing operations	(120.6)	159.8	123.7
Income tax expense (benefit) from discontinued operations	—	(8.4)	0.1
Loss on contingent consideration from discontinued operations	—	12.2	—
Costs related to refinancing	—	—	15.1
Interest expense	118.1	78.9	79.6
Depreciation	68.1	62.9	62.2
Amortization	37.1	30.9	32.5
Impairment, restructuring and other charges from continuing operations	852.2	29.0	16.8
Impairment, restructuring and other charges (recoveries) from discontinued operations	—	—	(3.1)
Equity in loss of unconsolidated affiliates	12.9	—	—
Other non-operating (income) expense, net	—	(12.6)	0.8
Interest income	(6.7)	(4.1)	(7.6)
Share-based compensation expense	34.3	40.6	57.9
Adjusted EBITDA (Non-GAAP)	$557.9	$902.6	$766.6

Regulatory Matters
We are subject to local, state, federal and foreign environmental protection laws and regulations with respect to our business operations and believe we are operating in substantial compliance, or taking actions aimed at ensuring compliance with, such laws and regulations. We are involved in several legal actions with various governmental agencies related to environmental matters. While it is difficult to quantify the potential financial impact of actions involving these environmental matters, particularly remediation costs at waste disposal sites and future capital expenditures for environmental control equipment, in the opinion of management, the ultimate liability arising from such environmental matters, taking into account established accruals, is not expected to have a material effect on our financial condition, results of operations or cash flows. However, there can be no assurance that the resolution of these matters will not materially affect our future quarterly or annual results of operations, financial condition or cash flows. Additional information on environmental matters affecting us is provided in “ITEM 1. BUSINESS — Regulatory Considerations” and “ITEM 3. LEGAL PROCEEDINGS” of this Form 10-K.
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

THE SCOTTS MIRACLE-GRO COMPANY
(Dollars in millions, except per share data)
Certain accounting policies are particularly significant, including those related to revenue recognition, income taxes and goodwill and intangible assets. Our critical accounting policies are reviewed periodically with the Audit Committee of the Board of Directors of Scotts Miracle-Gro.
Revenue Recognition and Promotional Allowances
Our revenue is primarily generated from sales of branded and private label lawn and garden care and indoor and hydroponic gardening finished products. Product sales are recognized at a point in time when control of products transfers to customers and we have no further obligation to provide services related to such products. Sales are typically recognized when products are delivered to or picked up by the customer. We are generally the principal in a transaction and, therefore, primarily record revenue on a gross basis. Revenue for product sales is recorded net of sales returns and allowances. Revenues are measured based on the amount of consideration that we expect to receive as derived from a list price, reduced by estimates for variable consideration. Variable consideration includes the cost of current and continuing promotional programs and expected sales returns.
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
Income Taxes
Our annual effective tax rate is established based on our pre-tax income (loss), statutory tax rates and the tax impacts of items treated differently for tax purposes than for financial reporting purposes. We record income tax liabilities utilizing known obligations and estimates of potential obligations. A deferred tax asset or liability is recognized whenever there are future tax effects from existing temporary differences and operating loss and tax credit carryforwards. Valuation allowances are used to reduce deferred tax assets to the balances that are more likely than not to be realized. We must make estimates and judgments on future taxable income, considering feasible tax planning strategies and taking into account existing facts and circumstances, to determine the proper valuation allowances. When we determine that deferred tax assets could be realized in greater or lesser amounts than recorded, the asset balance and Consolidated Statements of Operations reflect the change in the period such determination is made. Due to changes in facts and circumstances and the estimates and judgments involved in determining the proper valuation allowances, differences between actual future events and prior estimates and judgments could result in adjustments to these valuation allowances. We use an estimate of our annual effective tax rate at each interim period based on the facts and circumstances available at that time, while the actual effective tax rate is calculated at year-end.
Goodwill and Indefinite-Lived Intangible Assets
We have significant investments in intangible assets and goodwill. We perform our annual goodwill and indefinite-lived intangible asset testing as of the first day of our fiscal fourth quarter or more frequently if circumstances indicate potential impairment. In our evaluation of impairment for goodwill and indefinite-lived intangible assets, we perform either an initial qualitative or quantitative evaluation for each of our reporting units and indefinite-lived intangible assets. Factors considered in the qualitative test include operating results as well as new events and circumstances impacting the operations or cash flows of the reporting unit or indefinite-lived intangible assets. For the quantitative test, the review for impairment of goodwill and indefinite-lived intangible assets is based on a combination of income-based approaches, including the relief-from-royalty method for indefinite-lived trade names, and market-based approaches. If it is determined that an impairment has occurred, an impairment loss is recognized for the amount by which the carrying value of the reporting unit or intangible asset exceeds its estimated fair value.
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

THE SCOTTS MIRACLE-GRO COMPANY
(Dollars in millions, except per share data)
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
During fiscal 2022, our Hawthorne reporting unit experienced adverse financial results due to decreased sales volume and higher transportation and warehousing costs. Sales volume decreased due to an oversupply of cannabis, which significantly decreased cannabis wholesale prices and indoor and outdoor cannabis cultivation. As a result, we revised our internal forecasts relating to our Hawthorne reporting unit. We concluded that the changes in circumstances in this reporting unit and the decline in the Company’s market capitalization triggered the need for an interim impairment review of its goodwill during the third quarter of fiscal 2022. We elected to bypass the qualitative assessment and perform quantitative interim goodwill impairment testing for our Hawthorne reporting unit. We updated our assumptions from prior periods to include the longer duration and increased significance of lower sales volumes and cost increases. This quantitative test resulted in a non-cash, pre-tax goodwill impairment charge of $522.4 related to our Hawthorne reporting unit, which was recognized during the third quarter of fiscal 2022 in the “Impairment, restructuring and other” line in the Consolidated Statements of Operations. The carrying value of goodwill of our Hawthorne reporting unit, after recognizing the impairment, is zero. The estimated fair value of our Hawthorne reporting unit was based upon an equal weighting of the income-based and market-based approaches, utilizing estimated cash flows and a terminal value, discounted at a rate of return that reflects the relative risk of the cash flows, as well as valuation multiples derived from comparable publicly traded companies that are applied to operating performance of the reporting unit. The fair value estimate utilizes significant unobservable inputs and, therefore, represents a Level 3 fair value measurement. While we consider our assumptions to be reasonable and appropriate, they are complex and subjective. Refer to “NOTE 5. GOODWILL AND INTANGIBLE ASSETS, NET” for more information.
At September 30, 2022, goodwill totaled $254.0, with $243.9, zero and $10.1 for our U.S. Consumer, Hawthorne and Other segments, respectively. We performed annual impairment testing as of the first day of our fiscal fourth quarter and, with the exception of the Hawthorne reporting unit in fiscal 2022, concluded that there were no impairments of goodwill as the estimated fair value of each reporting unit exceeded its carrying value. Based on the results of the annual quantitative evaluation for fiscal 2022, the fair values of our U.S. Consumer and Other segment reporting units exceeded their respective carrying values by 181% and 71%, respectively. A 100 basis point change in the discount rate would not have resulted in an impairment for any of our reporting units.
At September 30, 2022, indefinite-lived intangible assets consisted of trade names of $168.2 and the Roundup® marketing agreement amendment of $155.7. Based on the results of the annual evaluation for fiscal 2022, the fair values of our indefinite-lived intangible assets exceeded their respective carrying values in a range of 11% to over 1,100%. A 100 basis point change in the discount rate would not have resulted in an impairment of any of our indefinite-lived intangible assets.
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

THE SCOTTS MIRACLE-GRO COMPANY
(Dollars in millions, except per share data)
Interest Rate Risk
The following table summarizes information about our debt instruments and derivative financial instruments that are sensitive to changes in interest rates as of September 30, 2022 and 2021. For debt instruments, the table presents principal cash flows and related weighted-average interest rates by expected maturity dates. For interest rate swap agreements, the table presents expected cash flows based on notional amounts and weighted-average interest rates by contractual maturity dates. We have outstanding interest rate swap agreements with major financial institutions that effectively convert a portion of the Company’s variable-rate debt to a fixed rate. The swap agreements had a maximum total U.S. dollar equivalent notional amount of $800.0 and $600.0 at September 30, 2022 and 2021, respectively. Weighted-average variable rates are based on rates in effect at September 30, 2022 and 2021. A change in our variable interest rate of 100 basis points for a full twelve-month period would have an impact of $10.0 on interest expense assuming approximately $1,000.0 of our average variable-rate debt had not been hedged via an interest rate swap agreement.

	Expected Maturity Date						Total	Fair Value
2022	2023	2024	2025	2026	2027	After
Long-term debt:
Fixed rate debt	$—	$—	$—	$—	$250.0	$1,350.0	$1,600.0	$1,190.3
Average rate	—	—	—	—	5.3%	4.3%	4.4%	—
Variable rate debt	$125.0	$50.0	$50.0	$50.0	$1,075.5	$—	$1,350.5	$1,350.5
Average rate	4.6%	5.4%	5.4%	5.4%	5.3%	—	5.2%	—
Interest rate derivatives:
Interest rate swaps	$12.5	$8.4	$5.8	$4.3	$—	$—	$31.0	$31.0
Average rate	1.2%	0.8%	0.9%	0.9%	—	—	1.0%	—

	Expected Maturity Date						Total	Fair Value
2021	2022	2023	2024	2025	2026	After
Long-term debt:
Fixed rate debt	$—	$—	$—	$—	$—	$1,600.0	$1,600.0	$1,625.8
Average rate	—	—	—	—	—	4.4%	4.4%	—
Variable rate debt	$40.0	$630.0	$—	$—	$—	$—	$670.0	$670.0
Average rate	1.1%	1.1%	—	—	—	—	1.1%	—
Interest rate derivatives:
Interest rate swaps	$(4.2)	$(2.5)	$0.7	$0.6	$0.5	$—	$(4.9)	$(4.9)
Average rate	1.3%	1.1%	0.8%	0.9%	0.9%	—	1.1%	—

Excluded from the information provided above are miscellaneous debt instruments of $12.7 and $11.9 and finance lease obligations of $28.9 and $33.4 at September 30, 2022 and 2021, respectively.
Other Market Risks
We are subject to market risk from fluctuations in foreign currency exchange rates and fluctuating prices of certain raw materials, including urea and other fertilizer inputs, resins, diesel, gasoline, natural gas, sphagnum peat, bark and grass seed. Refer to “NOTE 16.  DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES” of the Notes to Consolidated Financial Statements included in this Form 10-K for discussion of these market risks and the derivatives used to manage these risks.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
The financial statements and other information required by this Item are contained in the Consolidated Financial Statements, Notes to Consolidated Financial Statements and Schedules Supporting the Consolidated Financial Statements listed in the “Index to Consolidated Financial Statements and Financial Statement Schedules” on page 56 of this Form 10-K.

THE SCOTTS MIRACLE-GRO COMPANY
(Dollars in millions, except per share data)

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.

ITEM 9A.    CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
With the participation of the principal executive officer and the principal financial officer of The Scotts Miracle-Gro Company (the “Registrant”), the Registrant’s management has evaluated the effectiveness of the Registrant’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934), as of the end of the fiscal year covered by this Form 10-K. Based upon that evaluation, the Registrant’s principal executive officer and principal financial officer have concluded that the Registrant’s disclosure controls and procedures were effective as of the end of the fiscal year covered by this Form 10-K.
Management’s Annual Report on Internal Control Over Financial Reporting
The “Annual Report of Management on Internal Control Over Financial Reporting” required by Item 308(a) of SEC Regulation S-K is included on page 57 of this Form 10-K.
Attestation Report of Independent Registered Public Accounting Firm
The “Report of Independent Registered Public Accounting Firm” required by Item 308(b) of SEC Regulation S-K is included on page 58 of this Form 10-K.
Changes in Internal Control Over Financial Reporting
No changes in the Registrant’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) occurred during the Registrant’s fiscal quarter ended September 30, 2022, that have materially affected, or are reasonably likely to materially affect, the Registrant’s internal control over financial reporting.

ITEM 9B.    OTHER INFORMATION
As previously announced by the Company, David C. Evans will be stepping down from his role of Interim Chief Financial Officer effective as of November 30, 2022 but will continue to serve on Scotts Miracle-Gro’s Board of Directors.
At the time of Mr. Evan’s appointment as Interim Chief Financial Officer, the Compensation Committee of the Board of Directors (“Compensation Committee”) approved a grant of 17,181 Restricted Stock Units (“RSUs”) with a grant date of September 1, 2022, and a provision for ratable vesting at the rate of 1/7th of the RSUs granted for each full or partial month of service between September 1, 2022, and March 31, 2023.
In connection with his departure as Interim Chief Financial Officer, on November 27, 2022, the Compensation Committee elected to provide Mr. Evans with one additional month of the RSU vesting. As a result, Mr. Evans will receive an incremental 2,454 RSUs to the 7,362 RSUs he is already entitled to pursuant to the terms of the original grant.

ITEM 9C.    DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS
Not Applicable.

PART III

ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Directors, Executive Officers and Persons Nominated or Chosen to Become Directors or Executive Officers
The information required by Item 401 of SEC Regulation S-K concerning the directors of Scotts Miracle-Gro and the nominees for election or re-election as directors of Scotts Miracle-Gro at its Annual Meeting of Shareholders to be held on January 23, 2023 (the “2023 Annual Meeting”) is incorporated herein by reference from the disclosure which will be included under the caption “PROPOSAL NUMBER 1 — ELECTION OF DIRECTORS” in Scotts Miracle-Gro’s definitive Proxy Statement relating to the 2023 Annual Meeting (the “Proxy Statement”), which will be filed pursuant to SEC Regulation 14A not later than 120 days after the end of Scotts Miracle-Gro’s fiscal year ended September 30, 2022.
The information required by Item 401 of SEC Regulation S-K concerning the executive officers of Scotts Miracle-Gro is incorporated herein by reference from the disclosure included under the caption “SUPPLEMENTAL ITEM. EXECUTIVE OFFICERS OF THE REGISTRANT” in Part I of this Form 10-K.
Compliance with Section 16(a) of the Securities Exchange Act of 1934
The information required by Item 405 of SEC Regulation S-K is incorporated herein by reference from the disclosure which will be included under the caption “SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE” in its Proxy Statement.
Procedures for Recommending Director Nominees
Information concerning the procedures by which shareholders of Scotts Miracle-Gro may recommend nominees to Scotts Miracle-Gro’s Board of Directors is incorporated herein by reference from the disclosures which will be included under the captions “CORPORATE GOVERNANCE — Nominations of Directors” and “MEETINGS AND COMMITTEES OF THE BOARD — Committees of the Board — Nominating and Governance Committee” in the Proxy Statement. These procedures have not materially changed from those described in Scotts Miracle-Gro’s definitive Proxy Statement for the 2022 Annual Meeting of Shareholders held on January 24, 2022.
Audit Committee
The information required by Items 407(d)(4) and 407(d)(5) of SEC Regulation S-K is incorporated herein by reference from the disclosure which will be included under the caption “MEETINGS AND COMMITTEES OF THE BOARD — Committees of the Board” in the Proxy Statement.
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

ITEM 11.    EXECUTIVE COMPENSATION
The information required by Item 402 of SEC Regulation S-K is incorporated herein by reference from the disclosures which will be included under the captions “EXECUTIVE COMPENSATION,” “NON-EMPLOYEE DIRECTOR COMPENSATION,” “EXECUTIVE COMPENSATION TABLES,” “SEVERANCE AND CHANGE IN CONTROL (CIC) ARRANGEMENTS,” and “PAYMENTS ON TERMINATION OF EMPLOYMENT AND/OR CHANGE IN CONTROL” in the Proxy Statement.
The information required by Item 407(e)(4) of SEC Regulation S-K is incorporated herein by reference from the disclosure which will be included under the caption “MEETINGS AND COMMITTEES OF THE BOARD — Compensation and Organization Committee Interlocks and Insider Participation” in the Proxy Statement.
The information required by Item 407(e)(5) of SEC Regulation S-K is incorporated herein by reference from the disclosure which will be included under the caption “COMPENSATION COMMITTEE REPORT” in the Proxy Statement.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
Ownership of Common Shares of Scotts Miracle-Gro
The information required by Item 403 of SEC Regulation S-K is incorporated herein by reference from the disclosure which will be included under the caption “SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT” in the Proxy Statement.
Equity Compensation Plan Information
The information required by Item 201(d) of SEC Regulation S-K is incorporated herein by reference from the disclosure which will be included under the caption “EQUITY COMPENSATION PLAN INFORMATION” in the Proxy Statement.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
Certain Relationships and Related Person Transactions
The information required by Item 404 of SEC Regulation S-K is incorporated herein by reference from the disclosures which will be included under the caption “CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS” in the Proxy Statement.
Director Independence
The information required by Item 407(a) of SEC Regulation S-K is incorporated herein by reference from the disclosures which will be included under the captions “CORPORATE GOVERNANCE — Director Independence” and “MEETINGS AND COMMITTEES OF THE BOARD” in the Proxy Statement.

ITEM 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES
The information required by this Item 14 is incorporated herein by reference from the disclosures which will be included under the captions “AUDIT COMMITTEE MATTERS — Fees of the Independent Registered Public Accounting Firm” and “AUDIT COMMITTEE MATTERS — Pre-Approval of Services Performed by the Independent Registered Public Accounting Firm” in the Proxy Statement.

PART IV

ITEM 15.    EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
(a) LIST OF DOCUMENTS FILED AS PART OF THIS REPORT
1 and 2. Financial Statements and Financial Statement Schedules:
The response to this portion of Item 15 is submitted as a separate section of this Form 10-K. Reference is made to the “Index to Consolidated Financial Statements and Financial Statement Schedules” on page 56 of this Form 10-K.
(b) EXHIBITS
The exhibits listed on the “Index to Exhibits” beginning on page 109 of this Form 10-K are filed or furnished with this Form 10-K or incorporated herein by reference as noted in the “Index to Exhibits.”
(c) FINANCIAL STATEMENT SCHEDULES
The financial statement schedule filed with this Form 10-K is submitted in a separate section hereof. For a description of such financial statement schedules, see “Index to Consolidated Financial Statements and Financial Statement Schedules” on page 56 of this Form 10-K.

ITEM 16.    FORM 10-K SUMMARY
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

THE SCOTTS MIRACLE-GRO COMPANY

By:	/s/ JAMES HAGEDORN
James Hagedorn, Chief Executive Officer and Chairman of the Board

Dated: November 28, 2022
Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ DAVID C. EVANS	Interim Chief Financial Officer, Executive Vice President and Director	November 28, 2022
David C. Evans	(Principal Financial Officer and Principal Accounting Officer)

/s/ JAMES HAGEDORN	Chief Executive Officer, Chairman of the Board and Director	November 28, 2022
James Hagedorn	(Principal Executive Officer)

/s/ BRIAN D. FINN*	Director	November 28, 2022
Brian D. Finn

/s/ ADAM HANFT*	Director	November 28, 2022
Adam Hanft

/s/ STEPHEN L. JOHNSON*	Director	November 28, 2022
Stephen L. Johnson

/s/ THOMAS N. KELLY JR.*	Director	November 28, 2022
Thomas N. Kelly Jr.

/s/ KATHERINE HAGEDORN LITTLEFIELD*	Director	November 28, 2022
Katherine Hagedorn Littlefield

Signature	Title	Date

/s/ NANCY G. MISTRETTA*	Director	November 28, 2022
Nancy G. Mistretta

/s/ BRIAN E. SANDOVAL*	Director	November 28, 2022
Brian E. Sandoval

/s/ PETER E. SHUMLIN*	Director	November 28, 2022
Peter E. Shumlin

/s/ JOHN R. VINES*	Director	November 28, 2022
John R. Vines

/s/ GERALD VOLAS*	Director	November 28, 2022
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
Management, with the participation of our principal executive officer and principal financial officer, assessed the effectiveness of our internal control over financial reporting as of September 30, 2022, the end of our fiscal year. Management based its assessment on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Management’s assessment included evaluation of such elements as the design and operating effectiveness of key financial reporting controls, process documentation, accounting policies and our overall control environment. This assessment is supported by testing and monitoring performed under the direction of management. As allowed by the SEC guidance, management excluded from the assessment the internal control over financial reporting at True Liberty Bags, Luxx Lighting, Inc. and S.J. Enterprises PTY LTD, d.b.a. Cyco, which were acquired in fiscal 2022. These acquisitions constituted 1% of total assets and revenues and 0% of net income included in our consolidated financial statements as of and for the fiscal year ended September 30, 2022.
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
Based on our assessment, management has concluded that our internal control over financial reporting was effective as of September 30, 2022, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with accounting principles generally accepted in the United States of America. We reviewed the results of management’s assessment with the Audit Committee of the Board of Directors of The Scotts Miracle-Gro Company.
Our independent registered public accounting firm, Deloitte & Touche LLP, independently audited our internal control over financial reporting as of September 30, 2022 and has issued their attestation report which appears herein.

/s/ JAMES HAGEDORN		/s/ DAVID C. EVANS
James Hagedorn		David C. Evans
Chief Executive Officer and Chairman of the Board		Interim Chief Financial Officer

Dated:	November 28, 2022	Dated:	November 28, 2022

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the shareholders and the Board of Directors of
The Scotts Miracle-Gro Company

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of The Scotts Miracle‐Gro Company and subsidiaries (the “Company”) as of September 30, 2022 and 2021, the related consolidated statements of operations, comprehensive income (loss), shareholders’ equity, and cash flows, for each of the three years in the period ended September 30, 2022, and the related notes and the schedules listed in the Index at Item 15 (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of September 30, 2022 and 2021, and the results of its operations and its cash flows for each of the three years in the period ended September 30, 2022, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of September 30, 2022, based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated November 28, 2022, expressed an unqualified opinion on the Company’s internal control over financial reporting.

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

Goodwill and Intangible Asset Impairment — Hawthorne Reporting Unit — Refer to Notes 1 and 5 to the financial statements.

Critical Audit Matter Description

The Company’s impairment evaluation of its Hawthorne goodwill, tradename finite-lived intangible assets, and customer relationships finite-lived intangible assets involves the comparison of the fair value of each reporting unit or intangible asset to its carrying value. For Hawthorne goodwill, the Company determines the fair value of its reporting unit using a combination of income-based and market-based approaches and incorporates assumptions it believes market participants would utilize. Under the income-based approach, the Company determines fair value using a discounted cash flow approach that requires significant judgment with respect to revenue growth rates based upon annual budgets and longer-range strategic plans and the selection of an appropriate discount rate. Under the market-based approach, the Company determines fair value by comparing its reporting unit to similar businesses or guideline companies whose securities are actively traded in public markets. For the Hawthorne tradename and customer relationships intangible assets the Company determines fair value using an income approach. The

Company used a relief from royalty method for the Hawthorne tradename intangible assets’ fair values and a multi-period excess earnings method to estimate the fair values for the Hawthorne customer relationships intangible assets.

During the year, management recorded a $522.4 million impairment charge of its Hawthorne reporting unit goodwill and a $145.3 million impairment charge related to the Hawthorne tradenames and customer relationships intangible assets.

Given the significant estimates and assumptions management makes to estimate the fair values of the Hawthorne reporting unit goodwill, tradenames, and customer relationships and the sensitivity of Hawthorne’s operations to changes in the U.S. retail hydroponic market, performing audit procedures to evaluate the reasonableness of management’s estimates and assumptions with respect to the revenue growth rates, royalty rates, and the selection of appropriate discount rates for Hawthorne, required a high degree of auditor judgment and an increased extent of effort, including the need to involve our fair value specialists.

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures with respect to revenue growth rates, royalty rates, and the selection of appropriate discount rates for Hawthorne included the following, among others:

•We tested the effectiveness of controls over management’s goodwill and intangible asset impairment evaluations, including those over the determination of the fair value of Hawthorne goodwill and finite-lived intangible assets, such as controls related to the revenue growth rates, royalty rates, and the selection of appropriate discount rates.

•With the assistance of our fair value specialists, we evaluated the reasonableness of the long-term growth rate, including testing the source information underlying the determination of the long-term growth rate, testing the mathematical accuracy of the calculation, and developing a range of independent estimates and comparing those to the long-term growth rate selected by management.

•We evaluated management’s ability to accurately forecast the revenue growth rates by comparing actual results to management’s historical forecasts. Due to the uncertain growth in the U.S. retail hydroponic market, we evaluated the reasonableness of management’s forecasts of the revenue growth rates by comparing the forecasts to (1) the historical results of Hawthorne, (2) internal communications to management and the board of directors, (3) external communications made by management to analysts and investors, and (4) industry reports containing analyses of the Company’s markets.

•We considered the impact of changes in the regulatory environment on management’s forecasts of the revenue growth rates.

•With the assistance of our fair value specialists, we evaluated the reasonableness of the royalty rates, including testing the source information underlying the determination of the royalty rates, testing the mathematical accuracy of the calculations, and developing a range of independent estimates and comparing those to the royalty rates selected by management.

•With the assistance of our fair value specialists, we evaluated the reasonableness of the discount rates, including testing the source information underlying the determination of the discount rates, testing the mathematical accuracy of the calculations, and developing a range of independent estimates and comparing those to the discount rates selected by management.

/s/ DELOITTE & TOUCHE LLP

Columbus, Ohio
November 28, 2022
We have served as the Company’s auditor since 2005.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the shareholders and the Board of Directors of The Scotts Miracle-Gro Company

Opinion on Internal Control over Financial Reporting

We have audited the internal control over financial reporting of The Scotts Miracle-Gro Company and subsidiaries (the “Company”) as of September 30, 2022, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of September 30, 2022, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended September 30, 2022, of the Company and our report dated November 28, 2022, expressed an unqualified opinion on those financial statements.

As described in Annual Report of Management on Internal Control Over Financial Reporting, management excluded from its assessment the internal control over financial reporting at True Liberty Bags, Luxx Lighting, Inc. and S.J. Enterprises PTY LTD, d.b.a. Cyco, which were acquired during the year ended September 30, 2022 and whose financial statements constitute 1% of total assets and revenues and 0% of net income of the consolidated financial statement amounts as of and for the fiscal year ended September 30, 2022. Accordingly, our audit did not include the internal control over financial reporting at True Liberty Bags, Luxx Lighting, Inc. and S.J. Enterprises PTY LTD, d.b.a. Cyco.

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

/s/ DELOITTE & TOUCHE LLP

Columbus, Ohio
November 28, 2022

THE SCOTTS MIRACLE-GRO COMPANY
Consolidated Statements of Operations
(In millions, except per share data)

	Year Ended September 30,
	2022	2021	2020
Net sales	$3,924.1	$4,925.0	$4,131.6
Cost of sales	2,891.1	3,431.3	2,768.6
Cost of sales—impairment, restructuring and other	160.1	24.7	16.0
Gross margin	872.9	1,469.0	1,347.0
Operating expenses:
Selling, general and administrative	613.0	743.5	757.8
Impairment, restructuring and other	693.1	4.3	0.8
Other (income) expense, net	0.8	(1.8)	3.2
Income (loss) from operations	(434.0)	723.0	585.2
Equity in (income) loss of unconsolidated affiliates	12.9	(14.4)	—
Costs related to refinancing	—	—	15.1
Interest expense	118.1	78.9	79.6
Other non-operating income, net	(6.9)	(18.6)	(20.1)
Income (loss) from continuing operations before income taxes	(558.1)	677.1	510.6
Income tax expense (benefit) from continuing operations	(120.6)	159.8	123.7
Income (loss) from continuing operations	(437.5)	517.3	386.9
Income (loss) from discontinued operations, net of tax	—	(3.9)	1.7
Net income (loss)	$(437.5)	$513.4	$388.6
Net income attributable to noncontrolling interest	—	(0.9)	(1.2)
Net income (loss) attributable to controlling interest	$(437.5)	$512.5	$387.4

Basic income (loss) per common share:
Income (loss) from continuing operations	$(7.88)	$9.27	$6.92
Income (loss) from discontinued operations	—	(0.07)	0.04
Basic net income (loss) per common share	$(7.88)	$9.20	$6.96
Diluted income (loss) per common share:
Income (loss) from continuing operations	$(7.88)	$9.03	$6.78
Income (loss) from discontinued operations	—	(0.07)	0.03
Diluted net income (loss) per common share	$(7.88)	$8.96	$6.81

See Notes to Consolidated Financial Statements.

THE SCOTTS MIRACLE-GRO COMPANY
Consolidated Statements of Comprehensive Income (Loss)
(In millions)

	Year Ended September 30,
	2022	2021	2020
Net income (loss)	$(437.5)	$513.4	$388.6
Other comprehensive income (loss):
Net foreign currency translation adjustment	(27.2)	4.5	11.3
Net unrealized gain (loss) on derivative instruments, net of tax	29.9	19.8	(14.6)
Reclassification of net unrealized (gains) losses on derivative instruments to net income, net of tax	(6.8)	5.4	7.5
Net unrealized loss on securities, net of tax	(77.4)	(2.3)	—
Net unrealized gain (loss) in pension and other post-retirement benefits, net of tax	(5.4)	5.1	(9.6)
Pension and other post-retirement benefit adjustments, net of tax	8.7	0.3	0.2
Total other comprehensive income (loss)	(78.2)	32.8	(5.2)
Comprehensive income (loss)	(515.7)	546.2	383.4
Comprehensive income attributable to noncontrolling interest	—	(0.9)	(1.2)
Comprehensive income (loss) attributable to controlling interest	$(515.7)	$545.3	$382.2

See Notes to Consolidated Financial Statements.

THE SCOTTS MIRACLE-GRO COMPANY
Consolidated Statements of Cash Flows
(In millions)

	Year Ended September 30,
	2022	2021	2020
OPERATING ACTIVITIES
Net income (loss)	$(437.5)	$513.4	$388.6
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities:
Impairment, restructuring and other	666.8	—	—
Costs related to refinancing	—	—	15.1
Share-based compensation expense	34.3	40.6	57.9
Depreciation	68.1	62.9	62.2
Amortization	37.1	30.9	32.5
Deferred taxes	(182.8)	22.5	(11.1)
Equity in (income) loss of unconsolidated affiliates, net of distributions	12.9	(2.6)	—
Other, net	1.1	(10.8)	4.2
Changes in assets and liabilities, net of acquisitions:
Accounts receivable	102.8	15.5	(188.1)
Inventories	(203.8)	(496.5)	(80.6)
Prepaid and other assets	(3.3)	(76.5)	(19.4)
Accounts payable	(171.2)	202.5	172.2
Other current liabilities	(68.4)	(21.6)	148.6
Other non-current items	20.1	(10.1)	(24.8)
Other, net	(5.2)	1.3	0.7
Net cash (used in) provided by operating activities	(129.0)	271.5	558.0
INVESTING ACTIVITIES
Proceeds from sale of long-lived assets	63.3	0.2	0.4
Investments in property, plant and equipment	(113.5)	(106.9)	(62.7)
Investments in loans receivable	—	—	(3.4)
Proceeds from sale of brand extension assets	—	—	115.5
Investments in unconsolidated affiliates	—	(102.3)	—
Payment for acquisitions, net of cash acquired	(237.3)	(127.8)	—
Purchase of convertible debt investments	(25.0)	(193.1)	—
Other investing, net	29.3	(8.7)	(2.9)
Net cash (used in) provided by investing activities	(283.2)	(538.6)	46.9
FINANCING ACTIVITIES
Borrowings under revolving and bank lines of credit and term loans	3,617.4	1,243.2	1,222.7
Repayments under revolving and bank lines of credit and term loans	(2,937.3)	(1,361.5)	(1,413.8)
Proceeds from issuance of 4.000% Senior Notes	—	500.0	—
Proceeds from issuance of 4.375% Senior Notes	—	400.0	—
Proceeds from issuance of 4.500% Senior Notes	—	—	450.0
Repayment of 6.000% Senior Notes	—	—	(400.0)
Financing and issuance fees	(9.6)	(13.1)	(18.7)
Dividends paid	(166.2)	(143.0)	(411.2)
Purchase of Common Shares	(257.9)	(129.3)	(53.2)
Payments on seller notes	—	—	(0.5)
Cash received from exercise of stock options	3.3	15.2	17.6
Acquisition of noncontrolling interests	—	(17.5)	—
Other financing, net	5.6	—	—
Net cash provided by (used in) financing activities	255.3	494.0	(607.1)
Effect of exchange rate changes on cash	(0.4)	0.6	—
Net increase (decrease) in cash and cash equivalents	(157.3)	227.5	(2.2)
Cash and cash equivalents at beginning of year	244.1	16.6	18.8
Cash and cash equivalents at end of year	$86.8	$244.1	$16.6
See Notes to Consolidated Financial Statements.

THE SCOTTS MIRACLE-GRO COMPANY
Consolidated Balance Sheets
(In millions, except per share data)

	September 30,
	2022	2021
ASSETS
Current assets:
Cash and cash equivalents	$86.8	$244.1
Accounts receivable, less allowances of $14.4 in 2022 and $16.8 in 2021	299.0	483.4
Accounts receivable pledged	79.8	—
Inventories	1,343.5	1,126.6
Prepaid and other current assets	172.8	169.9
Total current assets	1,981.9	2,024.0
Investment in unconsolidated affiliates	193.8	207.0
Property, plant and equipment, net	606.0	622.2
Goodwill	254.0	605.2
Intangible assets, net	580.2	709.6
Other assets	680.9	632.0
Total assets	$4,296.8	$4,800.0
LIABILITIES AND EQUITY
Current liabilities:
Current portion of debt	$144.3	$57.8
Accounts payable	422.6	609.4
Other current liabilities	397.0	473.2
Total current liabilities	963.9	1,140.4
Long-term debt	2,826.2	2,236.7
Other liabilities	359.0	409.6
Total liabilities	4,149.1	3,786.7
Commitments and contingencies (Notes 18, 19 and 20)
Equity:
Common shares and capital in excess of $0.01 stated value per share; shares outstanding of 55.5 and 55.6, respectively	364.0	477.0
Retained earnings	1,020.1	1,605.1
Treasury shares, at cost; 12.8 and 12.6 shares, respectively	(1,091.8)	(1,002.4)
Accumulated other comprehensive loss	(144.6)	(66.4)
Total equity	147.7	1,013.3
Total liabilities and equity	$4,296.8	$4,800.0

See Notes to Consolidated Financial Statements.

THE SCOTTS MIRACLE-GRO COMPANY
Consolidated Statements of Shareholders’ Equity
(In millions, except per share data)

	Common Shares		Capital in Excess of Stated Value	Retained Earnings	Treasury Shares		Accumulated Other Comprehensive Income (Loss)		Non-controlling Interest
	Shares	Amount			Shares	Amount		Total		Total
Balance at September 30, 2019	68.1	$0.3	$441.9	$1,274.7	12.4	$(904.3)	$(93.9)	$718.7	$4.5	$723.2
Net income (loss)	—	—	—	387.4	—	—	—	387.4	1.2	388.6
Other comprehensive income (loss)	—	—	—	—	—	—	(5.2)	(5.2)	—	(5.2)
Share-based compensation	—	—	57.9	—	—	—	—	57.9	—	57.9
Dividends declared ($7.36 per share)	—	—	—	(426.5)	—	—	—	(426.5)	—	(426.5)
Treasury share purchases	—	—	—	—	0.4	(53.2)	—	(53.2)	—	(53.2)
Treasury share issuances	—	—	(17.6)	—	(0.4)	35.7	—	18.1	—	18.1
Balance at September 30, 2020	68.1	0.3	482.2	1,235.6	12.4	(921.8)	(99.1)	697.2	5.7	702.9
Net income (loss)	—	—	—	512.5	—	—	—	512.5	0.9	513.4
Other comprehensive income (loss)	—	—	—	—	—	—	32.8	32.8	—	32.8
Share-based compensation	—	—	40.6	—	—	—	—	40.6	—	40.6
Dividends declared ($2.52 per share)	—	—	—	(143.0)	—	—	—	(143.0)	—	(143.0)
Treasury share purchases	—	—	—	—	0.7	(129.3)	—	(129.3)	—	(129.3)
Treasury share issuances	—	—	(32.6)	—	(0.5)	48.7	—	16.1	—	16.1
Acquisition of remaining noncontrolling interest in AeroGrow	—	—	(13.4)	—	—	—	—	(13.4)	(6.7)	(20.1)
Balance at September 30, 2021	68.1	0.3	476.7	1,605.1	12.6	(1,002.4)	(66.4)	1,013.3	—	1,013.3
Net income (loss)	—	—	—	(437.5)	—	—	—	(437.5)	—	(437.5)
Other comprehensive income (loss)	—	—	—	—	—	—	(78.2)	(78.2)	—	(78.2)
Share-based compensation	—	—	30.3	—	—	—	—	30.3	—	30.3
Dividends declared ($2.64 per share)	—	—	—	(147.5)	—	—	—	(147.5)	—	(147.5)
Treasury share purchases	—	—	—	—	1.7	(257.9)	—	(257.9)	—	(257.9)
Treasury share issuances	—	—	(143.3)	—	(1.5)	168.4	—	25.1	—	25.1
Balance at September 30, 2022	68.1	$0.3	$363.7	$1,020.1	12.8	$(1,091.8)	$(144.6)	$147.7	$—	$147.7
The sum of the components may not equal due to rounding.

See Notes to Consolidated Financial Statements.

Table of Contents	THE SCOTTS MIRACLE-GRO COMPANY NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Dollars in millions, except per share data)

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
The Company’s North America consumer lawn and garden business is highly seasonal, with approximately 75% of its annual net sales occurring in the second and third fiscal quarters. For the Company’s Hawthorne segment, sales are also impacted by seasonal patterns for certain product categories due to the timing of outdoor growing in North America during the second and third fiscal quarters, and the timing of certain controlled agricultural lighting project sales during the third and fourth fiscal quarters.
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
Advertising
Advertising costs incurred during the year are expensed to interim periods in relation to revenues. All advertising costs, except for external production costs, are expensed within the fiscal year in which such costs are incurred. External production costs for advertising programs are deferred until the period in which the advertising is first aired. Costs deferred at September 30, 2022 and 2021 were not material. Advertising expenses were $120.3, $165.7 and $147.4 for fiscal 2022, fiscal 2021 and fiscal 2020, respectively.
Research and Development
Costs associated with research and development are generally charged to expense as incurred. Expenses for fiscal 2022, fiscal 2021 and fiscal 2020 were $45.3, $45.4 and $39.7, respectively, including product registration costs of $13.0, $12.3 and $11.0, respectively.
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
Earnings per Common Share
Basic income (loss) per common share of Scotts Miracle-Gro (“Common Share”) is computed by dividing income (loss) attributable to controlling interest from continuing operations, income (loss) from discontinued operations or net income (loss) attributable to controlling interest by the weighted average number of Common Shares outstanding each period. Diluted income (loss) per Common Share is computed by dividing income (loss) attributable to controlling interest from continuing operations, income (loss) from discontinued operations or net income (loss) attributable to controlling interest by the weighted

Table of Contents	THE SCOTTS MIRACLE-GRO COMPANY NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued) (Dollars in millions, except per share data)

average number of Common Shares outstanding plus all dilutive potential Common Shares (stock options, restricted stock units, deferred stock units and performance-based award units) outstanding each period.
Share-Based Compensation Awards
Scotts Miracle-Gro grants share-based awards annually to officers and certain other employees and to the non-employee directors of Scotts Miracle-Gro. The share-based awards have consisted of stock options, restricted stock units, deferred stock units and performance-based award units. All of these share-based awards have been made under plans approved by the shareholders. The fair value of awards is expensed over the requisite service period which is typically the vesting period, generally three to five years for awards granted to officers and other employees and one year for awards granted to non-employee directors.
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
Vesting of performance-based award units depends on service and achievement of specified performance targets. Based on the extent to which the targets are achieved, vested shares may range from 50% to 250% of the target award amount. The total amount of compensation expense recognized reflects management’s assessment of the probability that performance goals will be achieved. A cumulative adjustment is recognized to compensation expense in the current period to reflect any changes in the probability of achievement of performance goals.
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

the lower of cost or net realizable value. Inventories are valued using the first in, first out method. Adjustments to reflect inventories at net realizable values were $118.8 and $22.5 at September 30, 2022 and 2021, respectively. Refer to “NOTE 4. IMPAIRMENT, RESTRUCTURING AND OTHER” for more information.
Loans Receivable
Loans receivable are carried at outstanding principal amount, and are recognized in the “Other assets” line in the Consolidated Balance Sheets. Loans receivable are impaired when, based on current information and events, it is probable that the Company will be unable to collect all amounts due according to the contractual terms of the loan agreement. If it is determined that an impairment has occurred, an impairment loss is recognized for the amount by which the carrying value of the asset exceeds the present value of expected future cash flows. Interest income on loans receivable was $2.7, $3.8 and $7.6 for fiscal 2022, fiscal 2021 and fiscal 2020, respectively. Interest income is recorded on an accrual basis and is classified in the “Other non-operating income, net” line in the Consolidated Statements of Operations.
Investment in Unconsolidated Affiliates
Non-marketable equity investments in which the Company has the ability to exercise significant influence, but does not control, are accounted for using the equity method of accounting, with the Company’s proportionate share of the earnings and losses of these entities reflected in the Consolidated Statements of Operations. The Company evaluates its equity method investments for impairment whenever events or changes in circumstances indicate that the carrying amounts of such investments may be impaired. If a decline in the value of an equity method investment is determined to be other than temporary, an impairment loss is recognized in earnings for the amount by which the carrying amount of the investment exceeds its estimated fair value.
Long-Lived Assets
Property, plant and equipment are stated at cost. Interest capitalized in property, plant and equipment amounted to $2.2, $0.8 and $0.4 during fiscal 2022, fiscal 2021 and fiscal 2020, respectively. Expenditures for maintenance and repairs are charged to expense as incurred. When properties are retired or otherwise disposed of, the cost of the asset and the related accumulated depreciation are removed from the accounts with the resulting gain or loss being reflected in income from operations.
Depreciation of property, plant and equipment is provided on the straight-line method and is based on the estimated useful economic lives of the assets as follows:

Land improvements	10 – 25 years
Buildings	10 – 40 years
Machinery and equipment	3 – 15 years
Furniture and fixtures	6 – 10 years
Software	3 – 8 years

Intangible assets subject to amortization include technology, patents, customer relationships, non-compete agreements and certain trade names. These intangible assets are amortized over their estimated useful economic lives, which typically range from 3 to 25 years. The Company’s fixed assets and intangible assets subject to amortization are required to be tested for recoverability whenever events or changes in circumstances indicate that carrying amounts may not be recoverable. If an evaluation of recoverability is required, the estimated undiscounted future cash flows associated with the asset group would be compared to the asset group carrying amount to determine if a write-down is required. If the undiscounted cash flows are less than the carrying amount, an impairment loss is recorded to the extent that the carrying amount exceeds fair value and classified as “Impairment, restructuring and other” within “Operating expenses” in the Consolidated Statements of Operations.
The Company had non-cash investing activities of $33.3, $41.6 and $26.4 during fiscal 2022, fiscal 2021 and fiscal 2020, respectively, representing unpaid liabilities to acquire property, plant and equipment.
Internal Use Software
The Company capitalizes certain qualifying costs incurred in the acquisition and development of software for internal use, including the costs of the software, materials, consultants, interest and payroll and payroll-related costs for employees during the application development stage. Internal and external costs incurred during the preliminary project stage and post implementation-operation stage, mainly training and maintenance costs, are expensed as incurred. Once the application is substantially complete and ready for its intended use, qualifying costs are amortized on a straight-line basis over the software’s estimated useful life. Capitalized internal use software is included in the “Property, plant and equipment, net” line in the

Table of Contents	THE SCOTTS MIRACLE-GRO COMPANY NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued) (Dollars in millions, except per share data)

Consolidated Balance Sheets. Capitalized software as a service is included in the “Prepaid and other current assets” line in the Consolidated Balance Sheets and is amortized using the straight-line method over the term of the hosting arrangement which typically ranges from 3 to 7 years.
Goodwill and Indefinite-lived Intangible Assets
Goodwill and indefinite-lived intangible assets are not subject to amortization. Goodwill and indefinite-lived intangible assets are reviewed for impairment by applying a fair-value based test on an annual basis as of the first day of the Company’s fiscal fourth quarter or more frequently if circumstances indicate impairment may have occurred. With respect to goodwill, the Company performs either a qualitative or quantitative evaluation for each of its reporting units. Factors considered in the qualitative test include reporting unit specific operating results as well as new events and circumstances impacting the operations or cash flows of the reporting units. For the quantitative test, the Company assesses goodwill for impairment by comparing the carrying value of its reporting units to their respective fair values. A reporting unit is defined as an operating segment or one level below an operating segment. The Company determines the fair value of its reporting units using a combination of income-based and market-based approaches and incorporates assumptions it believes market participants would utilize. The income-based approach utilizes discounted cash flows while the market-based approach utilizes market multiples. These approaches depend upon internally-developed forecasts based on annual budgets and longer-range strategic plans. The Company uses discount rates that are commensurate with the risks and uncertainties inherent in the respective reporting units and in the internally-developed forecasts. To further substantiate fair value, the Company compares the aggregate fair value of the reporting units to the Company’s total market capitalization.
With respect to indefinite-lived intangible assets, the Company performs either a qualitative or quantitative evaluation for each asset. Factors considered in the qualitative test include asset specific operating results as well as new events and circumstances impacting the cash flows of the assets. For the quantitative test, the fair value of the Company’s indefinite-lived intangible assets is determined under the income-based approach utilizing discounted cash flows and incorporating assumptions the Company believes market participants would utilize. For trade names, fair value is determined using a relief-from-royalty methodology similar to that employed when the associated businesses were acquired but using updated estimates of sales, cash flow and profitability.
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
Translation of Foreign Currencies
The functional currency for each Scotts Miracle-Gro subsidiary is generally its local currency. Assets and liabilities of these subsidiaries are translated at the exchange rate in effect at each fiscal year-end. Income and expense accounts are translated at the average rate of exchange prevailing during the year. Translation gains and losses arising from the use of differing exchange rates from period to period are included in AOCL within shareholders’ equity. Foreign exchange transaction gains and losses are included in the determination of net income and classified as “Other (income) expense, net” in the Consolidated Statements of Operations. The Company recognized foreign exchange transaction (gains) losses of $1.3, $(1.8) and $0.9 during fiscal 2022, fiscal 2021 and fiscal 2020, respectively.
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
The Company formally designates and documents instruments at inception that qualify for hedge accounting of underlying exposures in accordance with GAAP. The Company formally assesses, both at inception and at least quarterly, whether the financial instruments used in hedging transactions are effective at offsetting changes in cash flows of the related underlying exposure. Fluctuations in the value of these instruments generally are offset by changes in the expected cash flows of the underlying exposures being hedged. This offset is driven by the high degree of effectiveness between the exposure being hedged and the hedging instrument. The Company designates certain commodity hedges as cash flow hedges of forecasted purchases of commodities and interest rate swap agreements as cash flow hedges of interest payments on variable rate borrowings. Changes in the fair value of derivative contracts that qualify for hedge accounting are recorded in AOCL. For commodity hedges, realized gains or losses remain as a component of AOCL until the related inventory is sold.
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
Statements of Cash Flows
Supplemental cash flow information was as follows:

	Year Ended September 30,
	2022	2021	2020
Interest paid	$112.5	$61.6	$75.9
Income taxes paid	27.2	179.7	124.2
Cash flow from operating activities in fiscal 2022 and fiscal 2021 was favorably impacted by extended payment terms with vendors across the U.S. Consumer and Hawthorne segments, as well as Monsanto Company, a subsidiary of Bayer AG (“Monsanto”), for payments originally due in the final weeks of fiscal 2022 and fiscal 2021 that were paid in the first quarter of fiscal 2023 and 2022, respectively.
The Company received (paid) cash of $29.3, $(8.7) and $(2.9) during fiscal 2022, fiscal 2021 and fiscal 2020, respectively, associated with currency forward contracts, which was classified as an investing activity in the “Other investing, net” line in the Consolidated Statements of Cash Flows.
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
RECENTLY ADOPTED ACCOUNTING PRONOUNCEMENTS
In December 2019, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2019-12, “Income taxes (Topic 740): Simplifying the Accounting for Income Taxes,” which simplifies the accounting for income taxes by removing certain exceptions to the general principles in ASC 740 and also clarifies and amends existing guidance to improve consistent application. The company adopted this guidance on October 1, 2021. The adoption of this guidance did not have a material impact on the Company’s consolidated financial position, results of operations or cash flows.

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

Identification and Satisfaction of Performance Obligations
The Company recognizes product sales at a point in time when it transfers control of products to customers and has no further obligation to provide services related to such products. Control is the ability of customers to direct the “use of” and “obtain” the benefit from the Company’s products. In evaluating the timing of the transfer of control of products to customers, the Company considers several control indicators, including significant risks and rewards of products, the Company’s right to payment and the legal title of the products. Based on the assessment of control indicators, sales are typically recognized when products are delivered to or picked up by the customer. The Company is generally the principal in a transaction and, therefore, primarily records revenue on a gross basis. When the Company is a principal in a transaction, it has determined that it controls the ability to direct the use of the product prior to transfer to a customer, is primarily responsible for fulfilling the promise to provide the product or service to the customer, has discretion in establishing prices, and ultimately controls the transfer of the product or services provided to the customer.
Under the terms of the Third Amended and Restated Exclusive Agency and Marketing Agreement (the “Third Restated Agreement”), pursuant to which the Company serves as the exclusive agent of Monsanto for the marketing and distribution of certain of Monsanto’s consumer Roundup® branded products in the United States and certain other specified countries, the Company is entitled to receive an annual commission from Monsanto as consideration for the performance of the Company’s duties as agent. The Third Restated Agreement also requires the Company to make annual payments to Monsanto as a contribution against the overall expenses of its consumer Roundup® business. The gross commission earned under the Third Restated Agreement and the contribution payments to Monsanto are included in the “Net sales” line in the Consolidated Statements of Operations. The Company performs other services, including conversion services, pursuant to ancillary agreements with Monsanto. The actual costs incurred for these activities are charged to and reimbursed by Monsanto. The Company records costs incurred for which the Company is the primary obligor on a gross basis, recognizing such costs in the “Cost of sales” line and the reimbursement of these costs in the “Net sales” line in the Consolidated Statements of Operations, with no effect on gross margin dollars or net income.
Prior to December 31, 2020, in exchange for services performed pursuant to the terms of the Marketing, R&D and Ancillary Services Agreement (the “Services Agreement”) between the Company and AFC, Bonnie reimbursed the Company for certain costs and provided a commission fee earned based on a percentage of the growth in earnings before interest, income taxes and amortization of the Bonnie Business. The commission earned under the Services Agreement was included in the “Net sales” line in the Consolidated Statements of Operations. Additionally, the Company recorded costs incurred under the Services Agreement for which the Company is the primary obligor on a gross basis, recognizing such costs in the “Cost of sales” line and the reimbursement of these costs in the “Net sales” line in the Consolidated Statements of Operations, with no effect on gross margin dollars or net income.
Transactional Price and Promotional Allowances
Revenue for product sales is recorded net of sales returns and allowances. Revenues are measured based on the amount of consideration that the Company expects to receive as derived from a list price, reduced by estimates for variable consideration. Variable consideration includes the cost of current and continuing promotional programs and expected sales returns. Commission income related to the Monsanto agreements is recognized over the program year as the services are performed based upon the commission income formula in the agreements.
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

NOTE 3.  DISCONTINUED OPERATIONS
International Business
Prior to August 31, 2017, the Company operated consumer lawn and garden businesses located in Australia, Austria, Belgium, Luxembourg, Czech Republic, France, Germany, Poland and the United Kingdom (the “International Business”). On August 31, 2017, the Company completed the sale of the International Business. As a result, effective in its fourth quarter of fiscal 2017, the Company classified its results of operations for all periods presented to reflect the International Business as a discontinued operation. The sale proceeds were net of seller financing provided by the Company in the form of a $29.7 loan for seven years bearing interest at 5% for the first three years, with annual 2.5% increases thereafter. The seller financing loan receivable is recorded in the “Other assets” line in the Consolidated Balance Sheets as of September 30, 2022. The transaction also included contingent consideration with a maximum payout of $23.8 and an initial fair value of $18.2, the payment of which depended on the achievement of certain performance criteria by the International Business following the closing of the transaction through fiscal 2020. During fiscal 2021, the Company agreed to accept a contingent consideration payout of $6.0 and recorded a pre-tax charge of $12.2 in the “Income (loss) from discontinued operations, net of tax” line in the Consolidated Statements of Operations during fiscal 2021 to write-down the contingent consideration receivable to the agreed upon payout amount. This contingent consideration payment was received during fiscal 2022 and this amount was classified as a financing activity in the “Other financing, net” line in the Consolidated Statements of Cash Flows.
The following table summarizes the results of discontinued operations described above and reflected within discontinued operations in the Company’s consolidated financial statements for each of the periods presented:

	Year Ended September 30,
	2022	2021	2020
Operating and exit costs	$—	$—	$1.3
Impairment, restructuring and other charges (recoveries)	—	—	(3.1)
Write-down of contingent consideration receivable	—	12.2	—
Income (loss) from discontinued operations before income taxes	—	(12.2)	1.8
Income tax expense (benefit) from discontinued operations	—	(8.3)	0.1
Income (loss) from discontinued operations, net of tax	$—	$(3.9)	$1.7
The Consolidated Statements of Cash Flows do not present the cash flows from discontinued operations separately from cash flows from continuing operations. Cash provided by (used in) operating activities related to discontinued operations was zero for fiscal 2022 and fiscal 2021, and was $3.6 for fiscal 2020. Cash (used in) provided by investing activities related to discontinued operations was zero for fiscal 2022, fiscal 2021 and fiscal 2020.

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

NOTE 4.  IMPAIRMENT, RESTRUCTURING AND OTHER
Activity described herein is classified within the “Cost of sales—impairment, restructuring and other,” “Impairment, restructuring and other” and “Income (loss) from discontinued operations, net of tax” lines in the Consolidated Statements of Operations. The following table details impairment, restructuring and other charges (recoveries) for each of the periods presented:

	Year Ended September 30,
	2022	2021	2020
Cost of sales—impairment, restructuring and other:
COVID-19 related costs	$—	$25.0	$15.5
Restructuring and other charges (recoveries), net	143.6	(0.3)	(0.1)
Property, plant and equipment impairments	16.6	—	0.6
Operating expenses—impairment, restructuring and other:
COVID-19 related costs	—	4.2	3.9
Restructuring and other charges (recoveries), net	40.9	0.1	(3.1)
Gains on sale of property, plant and equipment	(16.2)	—	—
Goodwill and intangible asset impairments	668.3	—	—
Impairment, restructuring and other charges from continuing operations	853.2	29.0	16.8
Restructuring and other charges (recoveries), net, from discontinued operations	—	—	(3.1)
Total impairment, restructuring and other charges	$853.2	$29.0	$13.7
The following table summarizes the activity related to liabilities associated with restructuring activities for each of the periods presented:

	Year Ended September 30,
	2022	2021	2020
Amounts accrued for restructuring activities at beginning of year	$1.9	$3.9	$11.6
Restructuring and other charges from continuing operations	47.1	29.0	20.0
Payments and other	(17.5)	(31.0)	(27.7)
Amounts accrued for restructuring activities at end of year	$31.5	$1.9	$3.9
Included in restructuring accruals, as of September 30, 2022, is $4.6 that is classified as long-term. The remaining amounts accrued will continue to be paid out over the course of the next twelve months.
During fiscal 2022, the Company recognized non-cash, pre-tax goodwill and intangible asset impairment charges of $632.4 as a result of interim impairment testing of its Hawthorne segment in the “Impairment, restructuring and other” line in the Consolidated Statements of Operations, comprised of $522.4 of goodwill impairment charges and $110.0 of finite-lived intangible asset impairment charges.
During fiscal 2022, the Company incurred inventory write-down charges of $120.9 in the “Cost of sales—impairment, restructuring and other” line in the Consolidated Statements of Operations and finite-lived intangible asset impairment charges of $35.3 in the “Impairment, restructuring and other” line in the Consolidated Statements of Operations associated with its decision to discontinue and exit the market for certain Hawthorne lighting products and brands.
During fiscal 2022, the Company began implementing a series of organizational changes and initiatives intended to create operational and management-level efficiencies. As part of this restructuring program, the Company is reducing the size of its supply chain network, reducing staffing levels and implementing other cost-reduction initiatives. During fiscal 2022, the Company incurred costs of $65.2 associated with this restructuring initiative primarily related to employee termination benefits and impairment of property, plant and equipment. The Company incurred costs of $9.7 in its U.S. Consumer segment and $27.1 in its Hawthorne segment in the “Cost of sales—impairment, restructuring and other” line in the Consolidated Statements of Operations during fiscal 2022. The Company incurred costs of $11.9 in its U.S. Consumer segment, $8.1 in its Hawthorne segment, $0.7 in its Other segment and $7.7 at Corporate in the “Impairment, restructuring and other” line in the Consolidated Statements of Operations during fiscal 2022.

Table of Contents	THE SCOTTS MIRACLE-GRO COMPANY NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued) (Dollars in millions, except per share data)

During fiscal 2022, the Company recognized gains of $16.2 in the “Impairment, restructuring and other” line in the Consolidated Statements of Operations associated with the sale of property, plant and equipment.
Costs incurred during fiscal 2022 related to COVID-19 were immaterial. During 2021, the Company incurred costs of $29.2 associated with the COVID-19 pandemic primarily related to premium pay. The Company incurred costs of $21.2 in its U.S. Consumer segment, $3.2 in its Hawthorne segment and $0.6 in its Other segment in the “Cost of sales—impairment, restructuring and other” line in the Consolidated Statements of Operations during fiscal 2021. The Company incurred costs of $4.0 in its U.S. Consumer segment and $0.2 in its Other segment in the “Impairment, restructuring and other” line in the Consolidated Statements of Operations during fiscal 2021. During fiscal 2020, the Company incurred costs of $19.4 associated with the COVID-19 pandemic primarily related to premium pay. The Company incurred costs of $12.4 in its U.S. Consumer segment, $2.6 in its Hawthorne segment and $0.5 in its Other segment in the “Cost of sales—impairment, restructuring and other” line in the Consolidated Statements of Operations during fiscal 2020. The Company incurred costs of $3.8 in its U.S. Consumer segment and $0.1 in its Other segment in the “Impairment, restructuring and other” line in the Consolidated Statements of Operations during fiscal 2020.

NOTE 5.  GOODWILL AND INTANGIBLE ASSETS, NET
The following table displays a rollforward of the carrying amount of goodwill by reportable segment:

	U.S. Consumer	Hawthorne	Other	Total
Goodwill	$229.9	$400.1	$10.5	$640.5
Accumulated impairment losses	(1.8)	(94.6)	—	(96.4)
Balance at September 30, 2020	228.1	305.5	10.5	544.1
Acquisitions and measurement-period adjustments	—	60.5	—	60.5
Foreign currency translation	—	—	0.6	0.6
Reallocation	15.8	(15.8)	—	—

Goodwill	$245.7	$444.8	$11.1	$701.6
Accumulated impairment losses	(1.8)	(94.6)	—	(96.4)
Balance at September 30, 2021	243.9	350.2	11.1	605.2
Acquisitions and measurement-period adjustments	—	180.8	—	180.8
Foreign currency translation	—	(8.6)	(1.0)	(9.6)
Impairment	—	(522.4)	—	(522.4)

Goodwill	$245.7	$617.0	$10.1	$872.8
Accumulated impairment losses	(1.8)	(617.0)	—	(618.8)
Balance at September 30, 2022	$243.9	$—	$10.1	$254.0

Table of Contents	THE SCOTTS MIRACLE-GRO COMPANY NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued) (Dollars in millions, except per share data)

The following table presents intangible assets, net of accumulated amortization and impairment charges:

	September 30, 2022			September 30, 2021
	Gross Carrying Amount	Accumulated Amortization/ Impairment Charges	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization/ Impairment Charges	Net Carrying Amount
Finite-lived intangible assets:
Trade names	$318.4	$(174.3)	$144.1	$293.4	$(73.3)	$220.1
Customer relationships	251.1	(158.4)	92.7	228.3	(91.7)	136.6
Technology	49.1	(43.3)	5.8	49.2	(41.3)	7.9
Other	34.7	(21.0)	13.7	35.3	(14.2)	21.1
Total finite-lived intangible assets, net			256.3			385.7
Indefinite-lived intangible assets:
Indefinite-lived trade names			168.2			168.2
Roundup® marketing agreement amendment			155.7			155.7
Total indefinite-lived intangible assets			323.9			323.9
Total intangible assets, net			$580.2			$709.6
During fiscal 2022, the Company’s Hawthorne reporting unit experienced adverse financial results due to decreased sales volume and higher transportation and warehousing costs. Sales volume decreased due to an oversupply of cannabis, which significantly decreased cannabis wholesale prices and indoor and outdoor cannabis cultivation. As a result, the Company revised its internal forecasts relating to its Hawthorne reporting unit. The Company concluded that the changes in circumstances in this reporting unit and the decline in the Company’s market capitalization triggered the need for an interim impairment review of its goodwill during the third quarter of fiscal 2022. These changes in circumstances also indicated that the carrying amounts of Hawthorne’s long-lived assets, including trade names and customer relationships, may not be recoverable. Accordingly, the Company performed a recoverability test for long-lived assets during the third quarter of fiscal 2022. The Company concluded that the carrying value of long-lived assets exceeded their estimated fair value and recorded pre-tax impairment charges of $69.0 related to trade names and $41.0 related to customer relationships, which were recognized during the third quarter of fiscal 2022 in the “Impairment, restructuring and other” line in the Consolidated Statements of Operations. The fair values of long-lived assets were determined using income-based approaches, including the relief-from-royalty method for trade names, that include market participant expectations of cash flows that the assets will generate over the remaining useful life discounted to present value using an appropriate discount rate. These fair value estimates utilize significant unobservable inputs and, therefore, represent Level 3 fair value measurements.
After adjusting the carrying values of the finite-lived intangible assets, the Company completed an interim quantitative impairment test for goodwill during the third quarter of fiscal 2022. This quantitative test resulted in a non-cash, pre-tax goodwill impairment charge of $522.4 related to the Hawthorne reporting unit, which was recognized during the third quarter of fiscal 2022 in the “Impairment, restructuring and other” line in the Consolidated Statements of Operations. The carrying value of goodwill of the Hawthorne reporting unit, after recognizing the impairment, is zero. The estimated fair value of the Hawthorne reporting unit was based upon an equal weighting of the income-based and market-based approaches, utilizing estimated cash flows and a terminal value, discounted at a rate of return that reflects the relative risk of the cash flows, as well as valuation multiples derived from comparable publicly traded companies that are applied to operating performance of the reporting unit. The fair value estimate utilizes significant unobservable inputs and thus represents a Level 3 fair value measurement.
During fiscal 2022, the Company also incurred additional finite-lived intangible asset impairment charges of $35.3, comprised of $22.5 related to trade names and $12.8 related to customer relationships, which were recognized during the fourth quarter of fiscal 2022 in the “Impairment, restructuring and other” line in the Consolidated Statements of Operations, associated with its decision to discontinue and exit the market for certain Hawthorne lighting products and brands.
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
Total amortization expense was $37.1, $30.9 and $32.5 for fiscal 2022, fiscal 2021 and fiscal 2020, respectively. Amortization expense is estimated to be as follows for the years ending September 30:

2023	$27.0
2024	22.8
2025	20.0
2026	18.6
2027	17.4

NOTE 6.  DETAIL OF CERTAIN FINANCIAL STATEMENT ACCOUNTS
The following presents detail regarding certain financial statement accounts:

	September 30,
	2022	2021
INVENTORIES:
Finished goods	$926.2	$793.7
Raw materials	293.2	242.8
Work-in-progress	124.1	90.1
	$1,343.5	$1,126.6
PROPERTY, PLANT AND EQUIPMENT, NET:
Land and improvements	$145.0	$144.2
Buildings	262.2	268.5
Machinery and equipment	644.0	585.9
Furniture and fixtures	65.4	53.0
Software	127.9	116.2
Finance leases	43.9	42.4
Aircraft	—	16.6
Construction in progress	95.5	132.8
	1,383.9	1,359.6
Less: accumulated depreciation	(777.9)	(737.4)
	$606.0	$622.2
OTHER ASSETS:
Operating lease right-of-use assets	$288.9	$293.0
Deferred tax assets	143.5	—
Convertible debt investments	117.0	190.3
Accrued pension, postretirement and executive retirement assets	69.6	89.9
Loans receivable	32.8	35.8
Other	29.1	23.0
	$680.9	$632.0
During fiscal 2022, the Company sold certain property, plant and equipment, including building, land and aircraft, for proceeds of $63.3, and recognized gains of $16.2 in the “Impairment, restructuring and other” line in the Consolidated Statements of Operations associated with these sales.

Table of Contents	THE SCOTTS MIRACLE-GRO COMPANY NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued) (Dollars in millions, except per share data)

	September 30,
	2022	2021
OTHER CURRENT LIABILITIES:
Current operating lease liabilities	$76.2	$66.4
Advertising and promotional accruals	74.8	132.7
Payroll and other compensation accruals	44.2	91.5
Accrued taxes	29.4	31.7
Accrued interest	30.1	28.0
Other	142.3	122.9
	$397.0	$473.2
OTHER NON-CURRENT LIABILITIES:
Non-current operating lease liabilities	$223.2	$234.4
Accrued pension, postretirement and executive retirement liabilities	82.1	98.2
Deferred tax liabilities	8.5	47.8
Other	45.2	29.2
	$359.0	$409.6

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
The Company entered into the Brand Extension Agreement Asset Purchase Agreement (the “BEA Purchase Agreement”) on August 1, 2019 in connection with signing of the Third Restated Agreement. The BEA Purchase Agreement provides for the sale by the Company to Monsanto of specified assets related to, among other things, the development, manufacture, production, advertising, marketing, promotion, distribution, importation, exportation, offer for sale and sale of specified Roundup® branded products sold outside the non-selective weedkiller category within the residential lawn and garden market. The consideration paid by Monsanto was $112.0 plus the value of finished goods inventory of $3.5. This consideration receivable was recorded in the “Prepaid and other current assets” line in the Consolidated Balance Sheets until it was received by the Company on January 13, 2020. The carrying value of the assets sold, which included the brand extension agreement intangible asset with a carrying value of $111.7, approximated the consideration received, resulting in an insignificant gain on the sale.

Table of Contents	THE SCOTTS MIRACLE-GRO COMPANY NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued) (Dollars in millions, except per share data)

The elements of the net commission and reimbursements earned under the Third Restated Agreement and included in the “Net sales” line in the Consolidated Statements of Operations are as follows:

	Year Ended September 30
	2022	2021	2020
Gross commission	$83.4	$94.0	$90.4
Contribution expenses	(18.0)	(18.0)	(18.0)
Net commission	65.4	76.0	72.4
Reimbursements associated with Roundup® marketing agreement	67.9	70.8	61.6
Total net sales associated with Roundup® marketing agreement	$133.3	$146.8	$134.0

NOTE 8.  ACQUISITIONS AND INVESTMENTS
Cyco
On April 28, 2022, the Company’s Hawthorne segment completed the acquisition of substantially all of the assets of S.J. Enterprises PTY LTD, d.b.a. Cyco (“Cyco”), an Australia-based provider of premium nutrients, additives and growing media products for indoor growing sold mostly in the United States, for an estimated purchase price of $37.3. The purchase price includes contingent consideration, a non-cash investing activity, with an initial fair value of $3.1 and a maximum payout of $10.0, which will be paid by the Company based on the achievement of certain performance metrics through December 31, 2024. Prior to the transaction, the Company served as the exclusive distributor of Cyco’s products in the United States. The valuation of the acquired assets included (i) $1.3 of inventory, (ii) $10.5 of finite-lived identifiable intangible assets and (iii) $25.6 of tax-deductible goodwill. Identifiable intangible assets included trade names, customer relationships and non-compete agreements with useful lives ranging between 5 and 25 years. The estimated fair values of the identifiable intangible assets were determined using an income-based approach, which includes market participant expectations of cash flows that an asset will generate over the remaining useful life discounted to present value using an appropriate discount rate.
Luxx Lighting
On December 30, 2021, the Company’s Hawthorne segment completed the acquisition of substantially all of the assets of Luxx Lighting, Inc., a provider of lighting products for indoor growing. The purchase price was $213.2, a portion of which was paid by the issuance of 0.1 million Common Shares, a non-cash investing and financing activity, with a fair value of $21.0 based on the share price at the time of payment. The valuation of the acquired assets included (i) $32.8 of inventory and accounts receivable, (ii) $5.7 of other current assets, (iii) $24.2 of current liabilities, (iv) $47.3 of finite-lived identifiable intangible assets and (v) $151.6 of tax-deductible goodwill. Identifiable intangible assets included trade names, customer relationships and non-compete agreements with useful lives ranging between 5 and 25 years. The estimated fair values of the identifiable intangible assets were determined using an income-based approach, which includes market participant expectations of cash flows that an asset will generate over the remaining useful life discounted to present value using an appropriate discount rate.
During the fourth quarter of fiscal 2022, the Company decided it would discontinue and exit the market for certain Hawthorne lighting products and brands, including Luxx Lighting. Refer to “NOTE 4. IMPAIRMENT, RESTRUCTURING AND OTHER” for more information.
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

non-current assets, (iii) $2.6 of other liabilities, (iv) $23.1 of finite-lived identifiable intangible assets and (v) $38.7 of tax-deductible goodwill. Identifiable intangible assets included trade names, customer relationships and non-compete agreements with useful lives ranging between 5 and 15 years. The estimated fair values of the identifiable intangible assets were determined using an income-based approach, which includes market participant expectations of cash flows that an asset will generate over the remaining useful life discounted to present value using an appropriate discount rate.
The Hawthorne Collective
On August 24, 2021, the Company’s wholly-owned subsidiary, The Hawthorne Collective, Inc. (“THC”), made its initial investment under the Company’s strategic minority non-equity investment initiative in the form of a $150.0 six-year convertible note issued to the Company by Toronto-based RIV Capital Inc. (“RIV Capital”) (CSE: RIV) (OTC: CNPOF), a cannabis investment and acquisition firm listed on the Canadian Securities Exchange. The note bears interest on the principal amount at a rate of approximately 2% for the first two years of the term. No interest will accrue on the note for the remainder of the term. The note is convertible into RIV Capital common shares at a conversion price of CAD $1.90 per share which is based upon the RIV Capital closing stock price on August 9, 2021.
On April 22, 2022, pursuant to its follow-on investment rights, the Company made an additional investment in RIV Capital in the form of a $25.0 convertible note which matures on August 24, 2027. The note bears interest on the principal amount at a rate of approximately 2% for the first two years of the term. No interest will accrue on the note for the remainder of the term. The note is convertible into RIV Capital common shares at a conversion price of CAD $1.65 per share which is based upon the RIV Capital closing stock price on March 29, 2022.
Accrued interest on the initial $150.0 convertible note and the follow-on $25.0 convertible note (collectively, the “RIV Convertible Notes”) will be payable to THC at maturity or will be included in the conversion value of the notes at the time of conversion. Assuming full conversion of the RIV Convertible Notes, including the full amount of the anticipated accrued interest over the life of the notes, THC would be entitled to receive approximately 123.0 million common shares of RIV Capital, representing approximately 42% of RIV Capital’s outstanding shares as of September 30, 2022. The RIV Convertible Notes are convertible into common shares of RIV Capital either (i) at the election of THC or (ii) at the election of RIV Capital after the date on which federal laws in the United States are amended to allow for the general cultivation, distribution, and possession of cannabis.
In connection with issuance of the RIV Convertible Notes, the Company entered into an investor rights agreement with RIV Capital providing for, among other things, customary registration rights, participation rights, as well as certain standstill and transfer restrictions. In addition, THC is entitled to designate three nominees to the RIV Capital board of directors for so long as the board is comprised of seven directors, and shall be entitled to designate four nominees to the RIV Capital board of directors if the size of the board is increased to nine directors.
During the fourth quarter of fiscal 2021, THC made minority non-equity investments of $43.1 in other entities focused on branded cannabis and high quality genetics. These additional investments also include conversion features that would provide the Company with minority ownership interests if it exercises the conversion features.
The Company or THC will not have control of or an active day-to-day role in any entity in which THC has a convertible debt investment. The convertible notes include restrictions that the funds received from the Company will be used for general corporate and other lawful purposes, which could include acquisitions, and that the funds will not be used in connection with or for any cannabis or cannabis-related operations in the U.S. unless and until such operations comply with all applicable U.S. federal laws.
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

AeroGrow
On November 11, 2020, the Company entered into an agreement and plan of merger to acquire the remaining outstanding shares of AeroGrow for cash consideration of $3.00 per share, or approximately $20.1. The merger closed on February 26, 2021. SMG Growing Media, Inc., a wholly-owned subsidiary of Scotts Miracle-Gro, was the holder of 80.5% of the outstanding shares of AeroGrow prior to the closing and now holds 100% of the outstanding shares of AeroGrow. The closing date carrying value of the noncontrolling interest was $6.7 and the $13.4 difference between the purchase price and carrying value was recognized in the “Common shares and capital in excess of $0.01 stated value per share” line within “Total equity” in the Consolidated Balance Sheets.

NOTE 9. INVESTMENT IN UNCONSOLIDATED AFFILIATES
On December 31, 2020, pursuant to the terms of the Contribution and Unit Purchase Agreement between the Company and AFC, the Company acquired a 50% equity interest in the Bonnie Plants business of planting, growing, developing, distributing, marketing and selling live plants through a joint venture with AFC (“Bonnie Plants, LLC”) in exchange for cash payments of $102.3, as well as non-cash investing activities that included forgiveness of the Company’s outstanding loan receivable with AFC and surrender of the Company’s options to increase its economic interest in the Bonnie Plants business. The Company’s loan receivable with AFC, which was previously recognized in the “Other assets” line in the Consolidated Balance Sheets, had a carrying value of $66.4 on December 31, 2020 and the Company recognized a gain of $12.5 during the first quarter of fiscal 2021 to write-up the value of the loan to its closing date fair value of $78.9 in the “Other non-operating income, net” line in the Consolidated Statements of Operations. The Company’s options to increase its economic interest in the Bonnie Plants business were previously recognized in the “Other assets” line in the Consolidated Balance Sheets and had an estimated fair value of $23.3 on December 31, 2020. The Company’s interest in Bonnie Plants, LLC had an initial fair value of $202.9 and is recorded in the “Investment in unconsolidated affiliates” line in the Consolidated Balance Sheets. The estimated fair value of the loan receivable with AFC was determined using an income-based approach, which includes market participant expectations of cash flows over the remaining useful life discounted to present value using an appropriate discount rate. The fair value estimate utilized significant unobservable inputs and thus represents a Level 3 nonrecurring fair value measurement.
The Company’s interest is accounted for using the equity method of accounting, with the Company’s proportionate share of Bonnie Plants, LLC earnings subsequent to December 31, 2020 reflected in the Consolidated Statements of Operations. The Company recorded equity in (income) loss of unconsolidated affiliates associated with Bonnie Plants, LLC of $12.9 and $(14.4) during fiscal 2022 and fiscal 2021, respectively. The Company also received a distribution of $12.0 from Bonnie Plants, LLC during fiscal 2021, which was classified as an operating activity in the Consolidated Statements of Cash Flows.

NOTE 10.  RETIREMENT PLANS
The Company sponsors a defined contribution 401(k) plan for substantially all U.S. associates. The Company matches 200% of associates’ initial 3% contribution and 50% of their remaining contribution up to 6%. The Company may make additional discretionary profit sharing matching contributions to eligible employees on their initial 4% contribution. The Company recorded charges of $28.3, $30.1 and $27.7 under the plan in fiscal 2022, fiscal 2021 and fiscal 2020, respectively.
The Company sponsors two defined benefit pension plans for certain U.S. associates and three defined benefit pension plans associated with the former businesses in the United Kingdom and Germany. Benefits under these plans have been frozen and closed to new associates since 1997 for the U.S. plans, 2010 for the United Kingdom plans and 2017 for the Germany plan. The benefits under the plans are based on years of service and compensation levels. The Company’s funding policy for the defined benefit pension plans, consistent with statutory requirements and tax considerations, is based on actuarial computations using the Projected Unit Credit method.
During fiscal 2021, a defined benefit pension plan associated with the former business in the United Kingdom entered into a buy-in insurance policy in exchange for a premium payment of $67.7, which is subject to adjustment as a result of subsequent data cleansing activities. Under the terms of this buy-in insurance policy, the insurer is liable to pay the benefits to the plan but the plan still retains full legal responsibility to pay the benefits to plan participants using the insurance payments. The buy-in policy will be treated as an asset of the plan going forward until such time as the buy-in policy is converted to a buy-out policy, which is when individual insurance policies will be assigned to each plan participant and the plan will no longer have legal responsibility to pay the benefits to the plan participants.

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

	U.S. Defined Benefit Pension Plans		International Defined Benefit Pension Plans
	2022	2021	2022	2021
Change in projected benefit obligation:
Benefit obligation at beginning of year	$100.2	$109.8	$193.6	$193.7
Interest cost	1.7	1.5	3.0	2.6
Actuarial gain	(17.2)	(4.1)	(55.1)	(2.9)
Benefits paid	(7.0)	(7.0)	(7.5)	(7.6)
Foreign currency translation	—	—	(24.8)	7.8
Projected benefit obligation (“PBO”) at end of year	$77.7	$100.2	$109.2	$193.6
Accumulated benefit obligation (“ABO”) at end of year	$77.7	$100.2	$109.2	$193.6
Change in plan assets:
Fair value of plan assets at beginning of year	$81.7	$81.5	$221.6	$209.9
Actual return on plan assets	(15.8)	5.9	(61.2)	2.1
Employer contribution	0.2	1.3	5.3	7.9
Benefits paid	(7.0)	(7.0)	(7.5)	(7.6)
Foreign currency translation	—	—	(29.3)	9.3
Fair value of plan assets at end of year	$59.1	$81.7	$128.9	$221.6
Overfunded (underfunded) status at end of year	$(18.6)	$(18.5)	$19.7	$28.0
The decrease in the PBO during fiscal 2022 was primarily driven by the increase in discount rates. These gains were partially offset by demographic experience losses, an update to the terminated vested retirement assumption, and the adoption of the updated mortality projection scale.

Table of Contents	THE SCOTTS MIRACLE-GRO COMPANY NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued) (Dollars in millions, except per share data)

	U.S. Defined Benefit Pension Plans		International Defined Benefit Pension Plans
	2022	2021	2022	2021
Information for pension plans with an ABO in excess of plan assets:
Accumulated benefit obligation	$77.7	$100.2	$11.6	$16.9
Fair value of plan assets	59.1	81.7	—	—
Information for pension plans with a PBO in excess of plan assets:
Projected benefit obligation	$77.7	$100.2	$11.6	$16.9
Fair value of plan assets	59.1	81.7	—	—
Amounts recognized in the Consolidated Balance Sheets consist of:
Non-current assets	$—	$—	$31.3	$44.9
Current liabilities	(0.2)	(0.2)	(0.8)	(0.9)
Non-current liabilities	(18.4)	(18.3)	(10.8)	(16.0)
Total amount accrued	$(18.6)	$(18.5)	$19.7	$28.0
Amounts recognized in AOCL consist of:
Actuarial loss	$38.8	$39.2	$51.2	$51.4
Prior service cost	—	—	2.1	2.7
Total amount recognized	$38.8	$39.2	$53.3	$54.1

	U.S. Defined Benefit Pension Plans		International Defined Benefit Pension Plans
	2022	2021	2022	2021
Total change in other comprehensive loss attributable to:
Net gain (loss) during the period	$(1.3)	$6.6	$(11.1)	$(0.6)
Reclassification to net income	1.7	2.1	1.3	1.3
Foreign currency translation	—	—	10.6	(2.0)
Total change in other comprehensive loss	$0.4	$8.7	$0.8	$(1.3)
Weighted average assumptions used in development of projected benefit obligation:
Discount rate	5.06%	2.37%	4.96%	1.90%

	U.S. Defined Benefit Pension Plans			International Defined Benefit Pension Plans
	2022	2021	2020	2022	2021	2020
Components of net periodic benefit cost (income):
Interest cost	$1.7	$1.5	$2.6	$3.0	$2.6	$2.7
Expected return on plan assets	(2.8)	(3.4)	(3.9)	(5.1)	(5.5)	(6.9)
Net amortization	1.7	2.1	1.8	1.3	1.3	1.0
Net periodic benefit cost (income)	$0.6	$0.2	$0.5	$(0.8)	$(1.6)	$(3.2)
Weighted average assumptions used in development of net periodic benefit cost (income):
Weighted average discount rate - interest cost	1.74%	1.43%	2.44%	1.64%	1.26%	1.42%
Expected return on plan assets	3.50%	4.25%	5.00%	2.37%	2.45%	3.39%

Table of Contents	THE SCOTTS MIRACLE-GRO COMPANY NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued) (Dollars in millions, except per share data)

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

	U.S. Defined Benefit Pension Plans	International Defined Benefit Pension Plans
Other information:
Plan asset allocations:
Target for September 30, 2023:
Equity securities	22%	25%
Debt securities	74%	44%
Real estate securities	4%	—%
Cash and cash equivalents	—%	1%
Insurance contracts	—%	30%
September 30, 2022
Equity securities	17%	25%
Debt securities	75%	44%
Real estate securities	5%	—%
Cash and cash equivalents	3%	1%
Insurance contracts	—%	30%
September 30, 2021
Equity securities	20%	22%
Debt securities	73%	48%
Real estate securities	4%	—%
Cash and cash equivalents	3%	—%
Insurance contracts	—%	30%

Expected company contributions in fiscal 2023	$0.2	$1.1
Expected future benefit payments:
2023	$7.4	$5.6
2024	7.2	5.8
2025	7.0	6.1
2026	6.9	6.2
2027	6.8	6.2
2028 – 2032	30.5	33.8

Table of Contents	THE SCOTTS MIRACLE-GRO COMPANY NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued) (Dollars in millions, except per share data)

The following tables set forth the fair value of the Company’s pension plan assets, segregated by level within the fair value hierarchy:

		U.S. Defined Benefit Pension Plans		International Defined Benefit Pension Plans
	Fair Value Hierarchy Level	2022	2021	2022	2021
Cash and cash equivalents	Level 1	$2.1	$2.9	$1.7	$0.2
Insurance contracts	Level 3	—	—	38.1	66.7
Total assets in the fair value hierarchy		$2.1	$2.9	$39.8	$66.9
Common collective trusts measured at net asset value
Real estate		$2.8	$3.4	$—	$—
Equities		10.0	16.0	32.6	48.3
Fixed income		44.2	59.4	56.5	106.4
Total common collective trusts measured at net asset value		57.0	78.8	89.1	154.7
Total assets at fair value		$59.1	$81.7	$128.9	$221.6
The carrying value of cash equivalents approximated their aggregate fair value as of September 30, 2022 and 2021. The valuation of the buy-in insurance policy was calculated on an insurer pricing basis updated for changes in market implied insurance pricing, market rates, and inflation during the year, and was estimated using unobservable inputs. Common collective trusts are not publicly traded and were valued at a net asset value unit price determined by the portfolio’s sponsor based on the fair value of underlying assets held by the common collective trust on September 30, 2022 and 2021. The common collective trusts hold underlying investments that have prices derived from quoted prices in active markets. The underlying assets are principally marketable equity and fixed income securities.

NOTE 11.  ASSOCIATE MEDICAL BENEFITS
The Company provides comprehensive major medical benefits to its associates. The Company is self-insured for certain health benefits up to $1.0 per occurrence per individual. The cost of such benefits is recognized as expense in the period the claim is incurred. This cost was $46.6, $43.7 and $34.2 in fiscal 2022, fiscal 2021 and fiscal 2020, respectively.
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

	2022	2021
Change in Accumulated Plan Benefit Obligation (APBO):
Benefit obligation at beginning of year	$20.1	$22.4
Service cost	0.2	0.2
Interest cost	0.5	0.4
Plan participants’ contributions	0.4	0.4
Actuarial gain	(4.0)	(0.8)
Curtailment loss	0.6	—
Benefits paid	(2.1)	(2.4)
Benefit obligation at end of year	$15.7	$20.1
Change in plan assets:
Fair value of plan assets at beginning of year	$—	$—
Employer contribution	1.7	2.0
Plan participants’ contributions	0.4	0.4
Gross benefits paid	(2.1)	(2.4)
Fair value of plan assets at end of year	$—	$—
Unfunded status at end of year	$(15.7)	$(20.1)
The decrease in the benefit obligation during fiscal 2022 was primarily driven by the increase in the discount rate. These gains were partially offset by demographic experience losses.

	2022	2021
Amounts recognized in the Consolidated Balance Sheets consist of:
Current liabilities	$(1.6)	$(1.5)
Non-current liabilities	(14.1)	(18.6)
Total amount accrued	$(15.7)	$(20.1)
Amounts recognized in AOCL consist of:
Actuarial (gain) loss	$(1.2)	$2.5
Prior service credit	(0.2)	(1.4)
Total accumulated other comprehensive (income) loss	$(1.4)	$1.1
Total change in other comprehensive loss attributable to:
Gain during the period	$3.4	$0.8
Reclassification to net income	(0.9)	(0.8)
Total change in other comprehensive loss	$2.5	$—

Discount rate used in development of APBO	5.60%	2.66%
Net periodic benefit cost (income) was $(0.2), $(0.2), and $(0.1) during fiscal 2022, fiscal 2021 and fiscal 2020, respectively. For measurement as of September 30, 2022, management has assumed that health care costs will increase at an annual rate of 7.50%, and thereafter decreasing to an ultimate trend rate of 5.00% in 2028.

Table of Contents	THE SCOTTS MIRACLE-GRO COMPANY NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued) (Dollars in millions, except per share data)

The following benefit payments under the plan are expected to be paid by the Company and the retirees for the fiscal years indicated:

	Gross Benefit Payments	Retiree Contributions	Net Company Payments
2023	$2.2	$(0.6)	$1.6
2024	2.2	(0.6)	1.6
2025	2.1	(0.5)	1.6
2026	2.1	(0.6)	1.5
2027	2.2	(0.7)	1.5
2028 – 2032	10.5	(3.9)	6.6

NOTE 12.  DEBT
The components of debt are as follows:

	September 30,
	2022	2021
Credit Facilities:
Revolving loans	$300.5	$—
Term loans	975.0	670.0
Senior Notes due 2031 – 4.000%	500.0	500.0
Senior Notes due 2032 – 4.375%	400.0	400.0
Senior Notes due 2029 – 4.500%	450.0	450.0
Senior Notes due 2026 – 5.250%	250.0	250.0
Receivables facility	75.0	—
Finance lease obligations	28.9	33.4
Other	12.7	11.9
Total debt	2,992.1	2,315.3
Less current portions	144.3	57.8
Less unamortized debt issuance costs	21.6	20.8
Long-term debt	$2,826.2	$2,236.7
The Company’s aggregate scheduled maturities of debt, excluding finance lease obligations, are as follows:

2023	$137.7
2024	50.0
2025	50.0
2026	50.0
2027	1,325.5
Thereafter	1,350.0
$2,963.2
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

the right to seek additional committed credit under the agreement in an aggregate amount of up to $500.0 plus an unlimited additional amount, subject to certain specified financial and other conditions. The Sixth A&R Credit Agreement replaced the Fifth A&R Credit Agreement and will terminate on April 8, 2027. The Sixth A&R Credit Facilities are available for the issuance of letters of credit up to $100.0. The terms of the Sixth A&R Credit Agreement include customary representations and warranties, affirmative and negative covenants, financial covenants, and events of default.
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
On June 8, 2022, the Company entered into Amendment No. 1 (the “Amendment”) to the Sixth A&R Credit Agreement. The Amendment increases the maximum permitted leverage ratio for the quarterly leverage covenant effective for the third quarter of fiscal 2022 until the earlier of (i) April 1, 2024 and (ii) subject to certain conditions specified in the Amendment, the termination by the Company of such increase (such period, the “Leverage Adjustment Period”). The Amendment also increases the interest rate applicable to borrowings under the revolving credit facility by 35 bps and the term loan facility by 50 bps, and increases the annual facility fee rate on the revolving credit facility by 15 bps, in each case, when the Company’s quarterly-tested leverage ratio exceeds 4.75. Additionally, the Amendment limits the Company’s ability to declare or pay any discretionary dividends, distributions or other restricted payments during the Leverage Adjustment Period to only the payment of (i) regularly scheduled cash dividends to holders of its Common Shares in an aggregate amount not to exceed $225.0 per fiscal year and (ii) other dividends, distributions or other restricted payments in an aggregate amount not to exceed $25.0. The Amendment also requires pro forma compliance with certain leverage levels specified in the Amendment with respect to the Company’s ability to consummate certain acquisitions and incur debt.
At September 30, 2022, the Company had letters of credit outstanding in the aggregate principal amount of $14.1, and had $1,185.5 of borrowing availability under the Sixth A&R Credit Agreement. The weighted average interest rates on average borrowings under the Fifth A&R Credit Agreement and Sixth A&R Credit Agreement were 2.8%, 1.9% and 3.3% for fiscal 2022, fiscal 2021 and fiscal 2020, respectively.
The Sixth A&R Credit Agreement contains, among other obligations, an affirmative covenant regarding the Company’s leverage ratio determined as of the end of each of its fiscal quarters calculated as average total indebtedness, divided by the Company’s earnings before interest, taxes, depreciation and amortization, as adjusted pursuant to the terms of the Sixth A&R Credit Agreement (“Adjusted EBITDA”). Pursuant to the Amendment, the maximum permitted leverage ratio is (i) 6.25 for the third quarter of fiscal 2022 through the first quarter of fiscal 2023, (ii) 6.50 for the second and third quarters of fiscal 2023, (iii) 6.25 for the fourth quarter of fiscal 2023 and the first quarter of fiscal 2024, (iv) 5.50 for the second quarter of fiscal 2024, and (v) 4.50 for the third quarter of fiscal 2024 and thereafter. The Company’s leverage ratio was 6.01 at September 30, 2022. The Sixth A&R Credit Agreement also contains an affirmative covenant regarding the Company’s interest coverage ratio determined as of the end of each of its fiscal quarters. The interest coverage ratio is calculated as Adjusted EBITDA divided by interest expense, as described in the Sixth A&R Credit Agreement, and excludes costs related to refinancings. The minimum required interest coverage ratio is 3.00, which is unchanged from the Fifth A&R Credit Agreement. The Company’s interest coverage ratio was 4.83 for the twelve months ended September 30, 2022.
As of September 30, 2022, the Company was in compliance with all applicable covenants in the agreements governing its debt. Based on the Company’s projections of its financial performance for the twelve-month period subsequent to the date of the filing of the financial statements on Form 10-K, the Company expects to remain in compliance with the financial covenants under the Company’s Sixth A&R Credit Agreement. However, the Company’s assessment of its ability to meet its future obligations is inherently subjective, judgment-based, and susceptible to change based on future events. A covenant violation may result in an event of default. Such a default would allow the lender under the Sixth A&R Credit Agreement to accelerate the maturity of the debt and would also implicate cross-default provisions under the Senior Notes, as defined below, making them due and payable at that time. As of September 30, 2022, the Company’s indebtedness under the Sixth A&R Credit Agreement and Senior Notes was $2,875.5. The Company does not have sufficient cash on hand or available liquidity that can be utilized to repay these outstanding amounts in the event of default.

Table of Contents	THE SCOTTS MIRACLE-GRO COMPANY NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued) (Dollars in millions, except per share data)

As part of its contingency planning to address potential future circumstances that could result in noncompliance, the Company has contemplated alternative plans including additional restructuring activities to reduce operating expenses and certain cash management strategies that are within the Company’s control. Additionally, the Company has contemplated alternative plans that are subject to market conditions and not in the Company’s control, including, among others, discussions with its lender to amend the terms of its financial covenant under the debt instrument and generating cash by completing other financing transactions, which may include issuing equity. There is no assurance that the Company will be successful in implementing these alternative plans.
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
On October 23, 2019, Scotts Miracle-Gro redeemed all of its outstanding 6.000% Senior Notes due 2023 (the “6.000% Senior Notes”) for a redemption price of $412.5, comprised of $0.5 of accrued and unpaid interest, $12.0 of redemption premium, and $400.0 for outstanding principal amount. The $12.0 redemption premium was recognized in the “Costs related to refinancing” line on the Consolidated Statements of Operations during the first quarter of fiscal 2020. Additionally, the Company had $3.1 in unamortized bond issuance costs associated with the 6.000% Senior Notes, which were written-off during the first quarter of fiscal 2020 and were recognized in the “Costs related to refinancing” line in the Consolidated Statements of Operations.
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
Receivables Facility
On April 7, 2017, the Company entered into a Master Repurchase Agreement (including the annexes thereto, the “Repurchase Agreement”) and a Master Framework Agreement, as amended (the “Framework Agreement” and, together with the Repurchase Agreement, the “Receivables Facility”). Under the Receivables Facility, the Company may sell a portfolio of available and eligible outstanding customer accounts receivable to the purchasers and simultaneously agree to repurchase the receivables on a weekly basis. The eligible accounts receivable consist of accounts receivable generated by sales to three specified customers. The eligible amount of customer accounts receivables which may be sold under the Receivables Facility is $400.0 and the commitment amount during the seasonal commitment period beginning on February 24, 2023 and ending on June 16, 2023 is $160.0. The Receivables Facility expires on August 18, 2023.
The Company accounts for the sale of receivables under the Receivables Facility as short-term debt and continues to carry the receivables on its Consolidated Balance Sheets, primarily as a result of the Company’s requirement to repurchase receivables sold. As of September 30, 2022 and 2021, there were $75.0 and zero, respectively, in borrowings on receivables pledged as collateral under the Receivables Facility, and the carrying value of the receivables pledged as collateral was $79.8 and zero, respectively.

Table of Contents	THE SCOTTS MIRACLE-GRO COMPANY NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued) (Dollars in millions, except per share data)

Interest Rate Swap Agreements
The Company enters into interest rate swap agreements with major financial institutions that effectively convert a portion of the Company’s variable-rate debt to a fixed rate. Interest payments made between the effective date and expiration date are hedged by the swap agreements. Swap agreements that were hedging interest payments as of September 30, 2022 and 2021 had a maximum total U.S. dollar equivalent notional amount of $800.0 and $600.0, respectively. The notional amount, effective date, expiration date and rate of each of the swap agreements outstanding at September 30, 2022 are shown in the table below:

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
Weighted Average Interest Rate
The weighted average interest rates on the Company’s debt were 3.6%, 3.7% and 4.3% for fiscal 2022, fiscal 2021 and fiscal 2020, respectively.

NOTE 13.  EQUITY
Authorized and issued shares consisted of the following (in millions):

September 30,
	2022	2021
Preferred shares, no par value:
Authorized	0.2 shares	0.2 shares
Issued	0.0 shares	0.0 shares
Common shares, no par value, $0.01 stated value per share:
Authorized	100.0 shares	100.0 shares
Issued	68.1 shares	68.1 shares
In fiscal 1995, The Scotts Company merged with Stern’s Miracle-Gro Products, Inc. (“Miracle-Gro”). At September 30, 2022, the former shareholders of Miracle-Gro, including the Hagedorn Partnership, L.P., owned approximately 26% of Scotts Miracle-Gro’s outstanding Common Shares on a fully diluted basis and, therefore, have the ability to significantly influence the election of directors and other actions requiring the approval of Scotts Miracle-Gro’s shareholders.
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

Table of Contents	THE SCOTTS MIRACLE-GRO COMPANY NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued) (Dollars in millions, except per share data)

Accumulated Other Comprehensive Loss
Changes in AOCL by component were as follows for the fiscal years ended September 30:

	Foreign Currency Translation Adjustments	Net Unrealized Gain (Loss) On Derivative Instruments	Net Unrealized Loss On Securities	Net Unrealized Gain (Loss) in Pension and Other Post- Retirement Benefits	Accumulated Other Comprehensive Income (Loss)
Balance at September 30, 2019	$(17.4)	$(8.1)	$—	$(68.4)	$(93.9)
Other comprehensive income (loss) before reclassifications	10.5	(19.7)	—	(12.9)	(22.1)
Amounts reclassified from accumulated other comprehensive net income (loss)	0.8	10.1	—	0.3	11.2
Income tax benefit (expense)	—	2.5	—	3.2	5.7
Net current period other comprehensive income (loss)	11.3	(7.1)	—	(9.4)	(5.2)
Balance at September 30, 2020	(6.2)	(15.1)	—	(77.8)	(99.1)
Other comprehensive income (loss) before reclassifications	4.5	26.8	(3.1)	6.9	35.1
Amounts reclassified from accumulated other comprehensive net income (loss)	—	7.3	—	0.4	7.7
Income tax benefit (expense)	—	(8.9)	0.8	(1.9)	(10.0)
Net current period other comprehensive income (loss)	4.5	25.2	(2.3)	5.4	32.8
Balance at September 30, 2021	(1.7)	10.2	(2.3)	(72.5)	(66.4)
Other comprehensive income (loss) before reclassifications	(27.2)	40.1	(102.0)	(7.3)	(96.4)
Amounts reclassified from accumulated other comprehensive net income (loss)	—	(9.1)	—	11.7	2.6
Income tax benefit (expense)	—	(7.9)	24.6	(1.1)	15.6
Net current period other comprehensive income (loss)	(27.2)	23.1	(77.4)	3.3	(78.2)
Balance at September 30, 2022	$(28.9)	$33.3	$(79.7)	$(69.3)	$(144.6)
The sum of the components may not equal due to rounding.
Dividends
On July 27, 2020, the Scotts Miracle-Gro Board of Directors approved an increase in Scotts Miracle-Gro’s quarterly cash dividend from $0.58 to $0.62 per Common Share, which was first paid in the fourth quarter of fiscal 2020. In addition, on July 27, 2020, the Scotts Miracle-Gro Board of Directors approved a special cash dividend of $5.00 per Common Share, which was paid on September 10, 2020 to all shareholders of record at the close of business on August 27, 2020. On July 30, 2021, the Scotts Miracle-Gro Board of Directors approved an increase in the Scotts Miracle-Gro’s quarterly cash dividend from $0.62 to $0.66 per Common Share, which was first paid in the fourth quarter of fiscal 2021.
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
On February 6, 2020, Scotts Miracle-Gro announced that its Board of Directors authorized the repurchase of up to $750.0 of Common Shares from April 30, 2020 through March 25, 2023. The authorization permits the Company to purchase

Table of Contents	THE SCOTTS MIRACLE-GRO COMPANY NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued) (Dollars in millions, except per share data)

Common Shares from time to time in open market purchases or through privately negotiated transactions. All or part of the repurchases may be made under Rule 10b5-1 plans, which the Company may enter into from time to time and which enable the repurchases to occur on a more regular basis, or pursuant to accelerated share repurchases. The share repurchase authorization may be suspended or discontinued by the Board of Directors at any time, and there can be no guarantee as to the timing or amount of any repurchases. During fiscal 2022 and fiscal 2021, Scotts Miracle-Gro repurchased 1.1 million and 0.6 million Common Shares under this share repurchase authorization for $175.0 and $113.1, respectively. There were no share repurchases under this share repurchase authorization during fiscal 2020. Treasury share purchases also include cash paid to tax authorities to satisfy statutory income tax withholding obligations related to share-based compensation of $82.9, $16.3 and $4.9 for fiscal 2022, fiscal 2021 and fiscal 2020, respectively.
Share-Based Awards
A maximum of 5.0 million Common Shares are available for issuance under share-based award plans. At September 30, 2022, approximately 3.4 million Common Shares were not subject to outstanding awards and were available to underlie the grant of new share-based awards. Common Shares held in treasury totaling 0.9 million, 0.4 million and 0.4 million were reissued in support of share-based compensation awards and employee purchases under the employee stock purchase plan during fiscal 2022, fiscal 2021 and fiscal 2020, respectively.
Subsequent to September 30, 2022, the Company awarded restricted stock units, performance-based award units and stock options representing 1.6 million Common Shares to employees with an estimated fair value of $51.8 on the date of grant.
The following is a summary of the share-based awards granted during each of the periods indicated:

	Year Ended September 30,
	2022	2021	2020
Employees
Options	—	183,553	37,255
Restricted stock units	228,558	70,936	119,726
Performance units	105,756	1,903	37,570
Non-Employee Directors
Restricted and deferred stock units	20,015	9,173	18,948
Total share-based awards	354,329	265,565	213,499

Aggregate fair value at grant dates	$41.2	$30.2	$21.5
Total share-based compensation was as follows for each of the periods indicated:

	Year Ended September 30,
	2022	2021	2020
Share-based compensation	$30.3	$40.6	$57.9
Related tax benefit recognized	4.9	7.4	14.6
Excess tax benefits related to share-based compensation were $14.8, $18.3 and $5.8 for fiscal 2022, fiscal 2021 and fiscal 2020, respectively.
Stock Options
Stock option activity was as follows:

	No. of Options	Wtd. Avg. Exercise Price
Awards outstanding at September 30, 2021	568,191	$118.38
Forfeited	(39,720)	236.53
Awards outstanding at September 30, 2022	528,471	110.86
Exercisable	388,002	65.36

Table of Contents	THE SCOTTS MIRACLE-GRO COMPANY NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued) (Dollars in millions, except per share data)

At September 30, 2022, the total pre-tax compensation cost, net of estimated forfeitures, related to nonvested stock options not yet recognized was $1.4, which is expected to be recognized over a weighted-average period of 1.3 years. The total intrinsic value of stock options exercised was $41.8 and $21.9 during fiscal 2021 and fiscal 2020, respectively. Cash received from the exercise of stock options, including amounts received from employee purchases under the employee stock purchase plan, was $3.3, $15.2, and $17.6 for fiscal 2022, fiscal 2021 and fiscal 2020, respectively. The following summarizes certain information pertaining to stock option awards outstanding and exercisable at September 30, 2022:

	Awards Outstanding			Awards Exercisable
Range of Exercise Price	No. of Options	Wtd. Avg. Remaining Life	Wtd. Avg. Exercise Price	No. of Options	Wtd. Avg. Remaining Life	Wtd. Avg. Exercise Price
$59.62 - $64.55	380,932	2.85	62.18	380,932	2.85	62.18
$236.53 - $236.53	147,539	8.35	236.53	7,070	8.35	236.53
	528,471	4.39	110.86	388,002	2.95	65.36
The intrinsic values of the stock option awards outstanding and exercisable at September 30, 2022 were zero.
Restricted share-based awards
Restricted share-based award activity (including restricted stock units and deferred stock units) was as follows:

	No. of Shares	Wtd. Avg. Grant Date Fair Value per Share
Awards outstanding at September 30, 2021	375,825	124.50
Granted	248,573	109.10
Vested	(246,846)	75.38
Forfeited	(56,977)	165.01
Awards outstanding at September 30, 2022	320,575	143.19
At September 30, 2022, the total pre-tax compensation cost, net of estimated forfeitures, related to nonvested restricted share units not yet recognized was $10.0, which is expected to be recognized over a weighted-average period of 1.7 years. The total fair value of restricted stock units and deferred stock units vested was $28.2, $41.8 and $15.2 during fiscal 2022, fiscal 2021 and fiscal 2020, respectively.
Performance-based awards
Performance-based award activity was as follows (based on target award amounts):

	No. of Units	Wtd. Avg. Grant Date Fair Value per Unit
Awards outstanding at September 30, 2021	572,557	95.09
Granted	105,756	132.74
Vested (a)	(533,441)	93.22
Forfeited	(31,616)	124.15
Awards outstanding at September 30, 2022	113,256	130.94

(a)Vested at a weighted average of 228% of the target performance share units granted.
At September 30, 2022, the total pre-tax compensation cost, net of estimated forfeitures, related to nonvested performance-based units not yet recognized was $3.6, which is expected to be recognized over a weighted-average period of 2.1 years. The total fair value of performance-based units vested was $182.5, $11.9, and $3.9 during fiscal 2022, fiscal 2021, and fiscal 2020, respectively.

Table of Contents	THE SCOTTS MIRACLE-GRO COMPANY NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued) (Dollars in millions, except per share data)

NOTE 14.  EARNINGS PER COMMON SHARE
The following table presents information necessary to calculate basic and diluted income per Common Share.

	Year Ended September 30,
	2022	2021	2020
Income (loss) from continuing operations	$(437.5)	$517.3	$386.9
Net income attributable to noncontrolling interest	—	(0.9)	(1.2)
Income (loss) attributable to controlling interest from continuing operations	(437.5)	516.4	385.7
Income (loss) from discontinued operations, net of tax	—	(3.9)	1.7
Net income (loss) attributable to controlling interest	$(437.5)	$512.5	$387.4
Basic income (loss) per common share:
Weighted-average common shares outstanding during the period	55.5	55.7	55.7
Income (loss) from continuing operations	$(7.88)	$9.27	$6.92
Income (loss) from discontinued operations	—	(0.07)	0.04
Basic net income (loss) per common share	$(7.88)	$9.20	$6.96
Diluted income (loss) per common share:
Weighted-average common shares outstanding during the period	55.5	55.7	55.7
Dilutive potential common shares	—	1.5	1.2
Weighted-average number of common shares outstanding and dilutive potential common shares	55.5	57.2	56.9
Income (loss) from continuing operations	$(7.88)	$9.03	$6.78
Income (loss) from discontinued operations	—	(0.07)	0.03
Diluted net income (loss) per common share	$(7.88)	$8.96	$6.81
Diluted average common shares used in the diluted loss per common share calculation for fiscal 2022 were 55.5 million, which excluded potential Common Shares of 0.6 million because the effect of their inclusion would be anti-dilutive as the Company incurred a net loss for fiscal 2022. Diluted average common shares used in the diluted income per common share calculation were 57.2 million and 56.9 million for fiscal 2021 and fiscal 2020, respectively, which included dilutive potential Common Shares of 1.5 million and 1.2 million, respectively.
Stock options with exercise prices greater than the average market price of the underlying Common Shares are excluded from the computation of diluted income per common share because they are out-of-the-money and the effect of their inclusion would be anti-dilutive. For fiscal 2022 and fiscal 2021, the average number of out-of-the money options was 0.2 million and 0.1 million, respectively. There were no out-of-the-money options for fiscal 2020.

Table of Contents	THE SCOTTS MIRACLE-GRO COMPANY NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued) (Dollars in millions, except per share data)

NOTE 15.  INCOME TAXES
The provision (benefit) for income taxes allocated to continuing operations consisted of the following:

	Year Ended September 30,
	2022	2021	2020
Current:
Federal	$22.8	$113.7	$104.3
State	9.3	31.6	25.3
Foreign	8.7	2.7	0.3
Total Current	40.8	148.0	129.9
Deferred:
Federal	(125.5)	9.1	(1.6)
State	(23.3)	1.5	(2.0)
Foreign	(12.6)	1.2	(2.6)
Total Deferred	(161.4)	11.8	(6.2)
Income tax expense (benefit) from continuing operations	$(120.6)	$159.8	$123.7
The domestic and foreign components of income (loss) from continuing operations before income taxes were as follows:

	Year Ended September 30,
	2022	2021	2020
Domestic	$(427.3)	$670.2	$483.7
Foreign	(130.8)	6.9	26.9
Income (loss) from continuing operations before income taxes	$(558.1)	$677.1	$510.6
A reconciliation of the federal corporate income tax rate and the effective tax rate on income (loss) from continuing operations before income taxes is summarized below:

	Year Ended September 30,
	2022	2021	2020
Statutory income tax rate	21.0%	21.0%	21.0%
Effect of foreign operations	(2.5)	(0.1)	(0.7)
State taxes, net of federal benefit	2.6	3.9	3.5
Effect of other permanent differences	2.8	(1.1)	—
Research and Experimentation and other federal tax credits	0.2	(0.2)	(0.3)
Effect of tax contingencies	(1.8)	—	0.1
Other	(0.7)	0.1	0.6
Effective income tax rate	21.6%	23.6%	24.2%
During fiscal 2022, the Company recognized non-cash, pre-tax goodwill and intangible asset impairment charges of $668.3 in the “Impairment, restructuring and other” line in the Consolidated Statements of Operations. The tax impact of the impairment charges was a benefit of $148.3, which is net of the impact of non-deductible goodwill of $18.8, for fiscal 2022 and was recorded in the “Income tax expense (benefit) from continuing operations” line in the Consolidated Statements of Operations. The tax impact of non-deductible goodwill was considered a discrete item because the Company has no remaining non-deductible goodwill. This discrete item, which is included in the “Effect of foreign operations” line in the table above, decreased the fiscal 2022 effective tax rate by approximately 340 bps because the Company incurred a net loss during this period. Additionally, excess tax benefits related to share-based compensation, which are included in the “Effect of other permanent differences” line in the table above, increased the fiscal 2022 effective tax rate by approximately 260 bps.

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

Deferred income taxes arise from temporary differences between financial reporting and tax reporting bases of assets and liabilities, and operating loss and tax credit carryforwards for tax purposes. The components of the deferred income tax assets and liabilities were as follows:

	September 30,
	2022	2021
DEFERRED TAX ASSETS
Accrued liabilities	$80.8	$65.6
Lease liabilities	70.7	71.0
Intangible assets	60.8	—
Inventories	43.2	16.8
Convertible debt investments	25.3	—
Net operating loss carryovers	21.7	14.2
Foreign tax credit carryovers	15.0	14.9
Accounts receivable	8.7	8.5
Other	12.5	5.0
Gross deferred tax assets	338.7	196.0
Valuation allowance	(40.7)	(32.3)
Total deferred tax assets	298.0	163.7
DEFERRED TAX LIABILITIES
Intangible assets	—	(73.3)
Lease right-of-use assets	(68.6)	(69.6)
Property, plant and equipment	(65.8)	(55.8)
Outside basis difference in equity investments	(14.8)	(7.2)
Derivative contracts	(10.5)	—
Other	(3.3)	(5.6)
Total deferred tax liabilities	(163.0)	(211.5)
Net deferred tax asset (liability)	$135.0	$(47.8)

At September 30, 2022, after netting by taxing jurisdiction, net deferred tax assets of $143.5 were recorded in the “Other assets” line in the Consolidated Balance Sheets, and net deferred tax liabilities of $8.5 were recorded in the “Other liabilities” line in the Consolidated Balance Sheets. At September 30, 2021, net deferred tax liabilities were $47.8 and were recorded in the “Other liabilities” line in the Consolidated Balance Sheets. The change in the net deferred tax balance was primarily driven by deferred tax assets recorded during fiscal 2022 associated with goodwill and intangible asset impairment charges and unrealized losses on convertible debt investments.
GAAP requires that a valuation allowance be recorded against a deferred tax asset if it is more likely than not that the tax benefit associated with the asset will not be realized in the future. As shown in the table above, valuation allowances were recorded against $40.7 and $32.3 of deferred tax assets as of September 30, 2022 and 2021, respectively. Most of these valuation allowances relate to certain credits and net operating losses (“NOLs”), as explained further below.
Deferred tax assets related to foreign tax credits were $15.0 and $14.9 at September 30, 2022 and 2021, respectively. A full valuation allowance has been established against these foreign tax credits at September 30, 2022 as the Company does not expect to utilize them prior to their expiration. Tax benefits associated with state tax credits will also expire if not utilized and amounted to $1.4 at September 30, 2022 and 2021. A valuation allowance in the amount of $1.2 has been established at September 30, 2022 related to state credits the Company does not expect to utilize.
Deferred tax assets related to certain federal NOLs subject to limitation under IRC §382 from current and prior ownership changes were $10.7 and $10.8 at September 30, 2022 and 2021, respectively. These NOLs will be subject to expiration gradually from fiscal year end 2023 through fiscal year end 2032. The Company determined that $10.5 of these deferred tax assets will expire unutilized due to the closing of statutes of limitation and has established a valuation allowance accordingly at September 30, 2022.
Deferred tax assets related to foreign NOLs of certain controlled foreign corporations were $3.7 and $1.8 as of September 30, 2022 and 2021, respectively. Due to a history of losses in some of these entities, a valuation allowance has been

Table of Contents	THE SCOTTS MIRACLE-GRO COMPANY NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued) (Dollars in millions, except per share data)

established against $2.9 of these deferred tax assets at September 30, 2022. A valuation allowance has also been established against deferred tax assets related to other foreign items of $6.3 at September 30, 2022.
Deferred tax assets related to state NOLs were $7.3 and $1.7 as of September 30, 2022 and 2021, respectively, with carryforward periods ranging from 5 to 20 years. Any losses not utilized within a specific state’s carryforward period will expire. A valuation allowance was recorded against $4.8 of these deferred tax assets as of September 30, 2022 for state NOLs that the Company does not expect to realize within their respective carryforward periods.
As of September 30, 2022, the Company maintains its assertions of indefinite reinvestment of the earnings of all material foreign subsidiaries.
The Company had $35.8, $24.1 and $30.2 of gross unrecognized tax benefits related to uncertain tax positions at September 30, 2022, 2021 and 2020, respectively. Of these amounts, $0.2, $0.2 and $6.4 of gross unrecognized tax benefits are related to discontinued operations at September 30, 2022, 2021 and 2020, respectively. Included in the September 30, 2022, 2021 and 2020 balances were $31.5, $19.9 and $25.9, respectively, of unrecognized tax benefits that, if recognized, would have an impact on the effective tax rate.
A reconciliation of the unrecognized tax benefits is as follows:

	Year Ended September 30,
	2022	2021	2020
Balance at beginning of year	$24.1	$30.2	$29.5
Additions for tax positions of the current year	11.3	0.3	0.3
Additions for tax positions of prior years	2.2	6.1	4.5
Reductions for tax positions of prior years	(2.5)	(5.9)	(2.4)
Settlements with tax authorities	1.3	0.2	0.3
Expiration of statutes of limitation	(0.6)	(6.8)	(2.0)
Balance at end of year	$35.8	$24.1	$30.2

The Company continues to recognize accrued interest and penalties related to unrecognized tax benefits as a component of the provision for income taxes. As of September 30, 2022, 2021 and 2020, the Company had $3.2, $2.7 and $2.8, respectively, accrued for the payment of interest that, if recognized, would impact the effective tax rate. The Company had $1.6 accrued for the payment of penalties as of September 30, 2022, 2021 and 2020.
Scotts Miracle-Gro or one of its subsidiaries files income tax returns in the U.S. federal jurisdiction and various state, local and foreign jurisdictions. Subject to the following exceptions, the Company is no longer subject to examination by these tax authorities for fiscal years prior to 2019. There are currently no ongoing audits with respect to the U.S. federal jurisdiction. With respect to the foreign jurisdictions, a German audit covering fiscal years 2014 through 2017 is in process. The Company is currently under examination by certain U.S. state and local tax authorities covering various periods from fiscal years 2017 through 2020. In addition to the aforementioned audits, certain other tax deficiency notices and refund claims for previous years remain unresolved.
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
The Inflation Reduction Act (the “Act”) was signed into law on August 16, 2022. The Act introduces a new 15% corporate minimum tax for certain large corporations that becomes effective for the Company’s fiscal year 2024 and it imposes a 1% excise tax on the value of share repurchases, net of new share issuances, after December 31, 2022. These provisions, as well as the other corporate tax changes included in the Act, are not expected to have a material impact on the Company’s financial statements.

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
Exchange Rate Risk Management
The Company uses currency forward contracts to manage the exchange rate risk associated with intercompany loans and certain other balances denominated in foreign currencies. Currency forward contracts are valued using observable forward rates in commonly quoted intervals for the full term of the contracts. The notional amount of outstanding currency forward contracts was $178.6 and $180.3 at September 30, 2022 and 2021, respectively. Contracts outstanding at September 30, 2022 will mature over the next fiscal quarter.
Interest Rate Risk Management
The Company enters into interest rate swap agreements as a means to hedge its variable interest rate risk on debt instruments. Net amounts to be received or paid under the swap agreements are reflected as adjustments to interest expense. The Company has outstanding interest rate swap agreements with major financial institutions that effectively convert a portion of the Company’s variable-rate debt to a fixed rate. Interest rate swap agreements are valued based on the present value of the estimated future net cash flows using implied rates in the applicable yield curve as of the valuation date. Swap agreements that were hedging interest payments as of September 30, 2022 and 2021 had a maximum total U.S. dollar equivalent notional amount of $800.0 and $600.0, respectively. Refer to “NOTE 12. DEBT” for the terms of the swap agreements outstanding at September 30, 2022. Included in the AOCL balance at September 30, 2022 was a gain of $9.7 related to interest rate swap agreements that is expected to be reclassified to earnings during the next twelve months, consistent with the timing of the underlying hedged transactions.
Commodity Price Risk Management
The Company enters into hedging arrangements designed to fix the price of a portion of its projected future urea and diesel requirements. Commodity contracts are valued using observable commodity exchange prices in active markets. Included in the AOCL balance at September 30, 2022 was a gain of $9.5 related to commodity hedges that is expected to be reclassified to earnings during the next twelve months, consistent with the timing of the underlying hedged transactions.
The Company had the following outstanding commodity contracts that were entered into to hedge forecasted purchases:

September 30,
	2022	2021
Commodity
Urea	54,000 tons	94,500 tons
Diesel	3,150,000 gallons	5,880,000 gallons
Heating Oil	1,218,000 gallons	2,268,000 gallons

Table of Contents	THE SCOTTS MIRACLE-GRO COMPANY NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued) (Dollars in millions, except per share data)

Fair Values of Derivative Instruments
The fair values of the Company’s derivative instruments, which represent Level 2 fair value measurements, were as follows:

		Assets / (Liabilities)
		2022	2021
Derivatives Designated as Hedging Instruments	Balance Sheet Location	Fair Value
Interest rate swap agreements	Prepaid and other current assets	$12.8	$—
	Other assets	18.2	3.3
	Other current liabilities	—	(5.7)
	Other liabilities	—	(2.5)
Commodity hedging instruments	Prepaid and other current assets	2.4	13.9
Total derivatives designated as hedging instruments		$33.4	$9.0

Derivatives Not Designated as Hedging Instruments	Balance Sheet Location
Currency forward contracts	Prepaid and other current assets	$3.4	$3.4
	Other current liabilities	—	(0.2)
Commodity hedging instruments	Prepaid and other current assets	0.4	1.3
Total derivatives not designated as hedging instruments		3.8	4.5
Total derivatives		$37.2	$13.5
The effect of derivative instruments on AOCL, net of tax, and the Consolidated Statements of Operations for the years ended September 30 was as follows:

	Amount of Gain / (Loss) Recognized in AOCL
Derivatives in Cash Flow Hedging Relationships	2022	2021
Interest rate swap agreements	$24.1	$3.4
Commodity hedging instruments	5.8	16.4
Total	$29.9	$19.8

	Reclassified from AOCL into	Amount of Gain / (Loss)
Derivatives in Cash Flow Hedging Relationships	Statement of Operations	2022	2021
Interest rate swap agreements	Interest expense	$(2.1)	$(7.7)
Commodity hedging instruments	Cost of sales	8.9	2.3
Total		$6.8	$(5.4)

	Recognized in	Amount of Gain / (Loss)
Derivatives Not Designated as Hedging Instruments	Statement of Operations	2022	2021
Currency forward contracts	Other income / expense, net	$17.9	$(4.2)
Commodity hedging instruments	Cost of sales	10.5	4.5
Total		$28.4	$0.3

Table of Contents	THE SCOTTS MIRACLE-GRO COMPANY NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued) (Dollars in millions, except per share data)

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
The fair values of convertible debt investments are determined using scenario-based internally developed valuation models that consider a probability-weighted assessment of possible future cash flows related to the debt component and the conversion component of the instruments, discounted to present value using an appropriate discount rate. The probability of amendments to federal laws in the United States to allow for the general cultivation, distribution, and possession of cannabis, and the impact of such amendments on the value of the underlying investments are important assumptions in the fair value estimates. The valuation models and related assumptions require significant judgment. These and other assumptions are impacted by economic conditions and expectations of management and may change in the future based on period specific facts and circumstances.
Debt Instruments
Debt instruments are recorded at cost. The interest rate on borrowings under the Sixth A&R Credit Agreement fluctuates in accordance with the terms of the Sixth A&R Credit Agreement and thus the carrying value is a reasonable estimate of fair value. The fair values of the 4.000% Senior Notes, 4.375% Senior Notes, 4.500% Senior Notes and 5.250% Senior Notes are determined based on quoted market prices. The interest rate on the short-term debt associated with accounts receivable pledged under the Receivables Facility fluctuates in accordance with the terms of the Receivables Facility and thus the carrying value is a reasonable estimate of fair value.

Table of Contents	THE SCOTTS MIRACLE-GRO COMPANY NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued) (Dollars in millions, except per share data)

The following table summarizes the fair value of the Company’s assets and liabilities for which disclosure of fair value is required:

		2022		2021
	Fair Value Hierarchy Level	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Assets
Cash equivalents	Level 1	$64.3	$64.3	$222.5	$222.5
Other
Investment securities in non-qualified retirement plan assets	Level 1	38.4	38.4	45.0	45.0
Loans receivable	Level 3	32.8	32.8	35.8	35.8
Convertible debt investments	Level 3	117.0	117.0	190.3	190.3

Liabilities
Debt instruments
Credit facilities – revolving loans	Level 2	300.5	300.5	—	—
Credit facilities – term loans	Level 2	975.0	975.0	670.0	670.0
Senior Notes due 2031 – 4.000%	Level 2	500.0	350.6	500.0	498.8
Senior Notes due 2032 – 4.375%	Level 2	400.0	284.0	400.0	402.0
Senior Notes due 2029 – 4.500%	Level 2	450.0	325.7	450.0	466.9
Senior Notes due 2026 – 5.250%	Level 2	250.0	230.0	250.0	258.1
Receivables facility	Level 2	75.0	75.0	—	—
Other debt	Level 2	12.7	12.7	11.9	11.9
Changes in balances of Level 3 convertible debt investments carried at fair value are presented below. There were no transfers into or out of Level 3.

	Year Ended September 30,
	2022	2021
Fair value at beginning of year	$190.3	$—
Purchases	25.0	193.1
Total realized / unrealized gains included in net earnings	3.7	0.3
Total realized / unrealized losses included in OCI	(102.0)	$(3.1)
Fair value at end of year	$117.0	$190.3

The amortized cost basis of convertible debt investments was $222.1 and $193.4 at September 30, 2022 and 2021, respectively. At September 30, 2022 and 2021, gross unrealized losses on convertible debt investments were $105.1 and $3.1, respectively, and there were no gross unrealized gains. These investments have been in a continuous unrealized loss position for greater than 12 months as of September 30, 2022. The decline in fair value of the convertible debt investments is related to a decline in the value of the underlying conversion options and is not reflective of a credit risk associated with the notes. The Company believes it will recover its cost basis in the convertible debt securities and that the Company has the ability to hold the securities until they recover in value and had no intent to sell or convert them at September 30, 2022.

Table of Contents	THE SCOTTS MIRACLE-GRO COMPANY NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued) (Dollars in millions, except per share data)

NOTE 18.  LEASES
The Company leases certain property and equipment from third parties under various non-cancelable lease agreements, including industrial, commercial and office properties and equipment that support the management, manufacturing, distribution and research and development of products marketed and sold by the Company. The lease agreements generally require that the Company pay taxes, insurance and maintenance expenses related to the leased assets. At September 30, 2022, the Company had entered into operating leases that were yet to commence with a combined total expected lease liability of $49.8. From time to time, the Company will sublease portions of its facilities, resulting in sublease income. Sublease income and the related cash flows were not material to the consolidated financial statements for fiscal 2022.
The Company leases certain vehicles (primarily cars and light trucks) under agreements that are cancellable after the first year, but typically continue on a month-to-month basis until canceled by the Company. The vehicle leases and certain other non-cancelable operating leases contain residual value guarantees that create a contingent obligation on the part of the Company to compensate the lessor if the leased asset cannot be sold for an amount in excess of a specified minimum value at the conclusion of the lease term. If all such vehicle leases had been canceled as of September 30, 2022, the Company’s residual value guarantee would have approximated $3.9.
Supplemental balance sheet information related to the Company’s leases was as follows:

	Balance Sheet Location	September 30, 2022	September 30, 2021
Operating leases:
Right-of-use assets	Other assets	$288.9	$293.0

Current lease liabilities	Other current liabilities	76.2	66.4
Non-current lease liabilities	Other liabilities	223.2	234.4
Total operating lease liabilities		$299.4	$300.8

Finance leases:
Right-of-use assets	Property, plant and equipment, net	$26.4	$31.3

Current lease liabilities	Current portion of debt	6.4	5.9
Non-current lease liabilities	Long-term debt	22.5	27.5
Total finance lease liabilities		$28.9	$33.4
Components of lease cost were as follows:

	Year Ended September 30,
	2022	2021
Operating lease cost (a)	$86.7	$70.3
Variable lease cost	35.9	29.4

Finance lease cost
Amortization of right-of-use assets	6.4	6.0
Interest on lease liabilities	1.2	1.4
Total finance lease cost	$7.6	$7.4

(a)Operating lease cost includes amortization of ROU assets of $75.3 and $62.3 for fiscal 2022 and fiscal 2021, respectively. Short-term lease expense is excluded from operating lease cost and was $19.1 and $22.8 for fiscal 2022 and fiscal 2021, respectively.

Table of Contents	THE SCOTTS MIRACLE-GRO COMPANY NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued) (Dollars in millions, except per share data)

Supplemental cash flow information and non-cash activity related to the Company’s leases were as follows:

	Year Ended September 30,
	2022	2021
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases, net	$83.9	$66.9
Operating cash flows from finance leases	1.2	1.4
Financing cash flows from finance leases	5.9	5.3

Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$71.9	$200.0
Finance leases	1.5	2.6
Weighted-average remaining lease term and discount rate for the Company’s leases were as follows:

September 30, 2022
Weighted-average remaining lease term (in years):
Operating leases	4.9
Finance leases	7.3

Weighted-average discount rate:
Operating leases	3.5%
Finance leases	4.3%
Maturities of lease liabilities by fiscal year for the Company’s leases as of September 30, 2022 were as follows:

Year	Operating Leases	Finance Leases
2023	$85.2	$7.5
2024	78.0	7.5
2025	61.2	3.3
2026	42.2	2.2
2027	18.9	1.9
Thereafter	40.5	11.8
Total lease payments	326.0	34.2
Less: Imputed interest	(26.6)	(5.3)
Total lease liabilities	$299.4	$28.9
On September 21, 2022, the Company completed an asset sale-leaseback transaction relating to a facility in Vancouver, Washington. The Company received proceeds of $44.7, net of selling costs, and the asset had a carrying value of $36.7, resulting in a $8.0 gain on the transaction which was recorded in the “Impairment, restructuring and other” line in the Consolidated Statements of Operations. The leaseback has a term of 3 years and is accounted for as an operating lease.

NOTE 19.  COMMITMENTS
The Company has the following unconditional purchase obligations due during each of the next five fiscal years that have not been recognized in the Consolidated Balance Sheet at September 30, 2022:

2023	$547.2
2024	358.6
2025	201.1
2026	147.7
2027	128.8
Thereafter	84.8
$1,468.2

Table of Contents	THE SCOTTS MIRACLE-GRO COMPANY NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued) (Dollars in millions, except per share data)

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
Regulatory Matters
At September 30, 2022, $2.4 was accrued in the “Other liabilities” line in the Consolidated Balance Sheets for environmental actions, the majority of which are for site remediation. The Company believes that the amounts accrued are adequate to cover such known environmental exposures based on current facts and estimates of likely outcomes. Although it is reasonably possible that the costs to resolve such known environmental exposures will exceed the amounts accrued, any variation from accrued amounts is not expected to be material.
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

Table of Contents	THE SCOTTS MIRACLE-GRO COMPANY NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued) (Dollars in millions, except per share data)

The following tables present financial information for the Company’s reportable segments for the periods indicated:

	Year Ended September 30,
	2022	2021	2020
Net Sales:
U.S. Consumer	$2,928.8	$3,197.7	$2,883.5
Hawthorne	716.2	1,424.2	1,023.1
Other	279.1	303.1	225.0
Consolidated	$3,924.1	$4,925.0	$4,131.6
Segment Profit (Loss):
U.S. Consumer	$568.6	$726.7	$694.3
Hawthorne	(21.1)	163.8	111.9
Other	20.2	42.1	11.7
Total Segment Profit	567.7	932.6	817.9
Corporate	(112.4)	(149.7)	(183.4)
Intangible asset amortization	(37.1)	(30.9)	(32.5)
Impairment, restructuring and other	(852.2)	(29.0)	(16.8)
Equity in income (loss) of unconsolidated affiliates	(12.9)	14.4	—
Costs related to refinancing	—	—	(15.1)
Interest expense	(118.1)	(78.9)	(79.6)
Other non-operating income, net	6.9	18.6	20.1
Income (loss) from continuing operations before income taxes	$(558.1)	$677.1	$510.6
Depreciation and amortization:
U.S. Consumer	$55.8	$48.6	$48.0
Hawthorne	34.8	30.3	31.7
Other	7.0	7.0	7.5
Corporate	7.6	7.9	7.5
	$105.2	$93.8	$94.7
Capital expenditures:
U.S. Consumer	$97.4	$78.3	$52.3
Hawthorne	12.4	25.0	7.8
Other	3.7	3.6	2.6
	$113.5	$106.9	$62.7

	September 30,
	2022	2021
Total assets:
U.S. Consumer	$2,454.4	$2,333.1
Hawthorne	1,061.5	1,442.8
Other	197.1	209.6
Corporate	583.8	814.5
Consolidated	$4,296.8	$4,800.0

Table of Contents	THE SCOTTS MIRACLE-GRO COMPANY NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued) (Dollars in millions, except per share data)

The following table presents net sales by product category for the periods indicated:

	Year Ended September 30,
	2022	2021	2020
U.S. Consumer:
Growing media and mulch	$1,192.6	$1,286.7	$1,164.0
Lawn care	973.6	1,060.6	943.3
Controls	382.2	402.4	383.7
Roundup® marketing agreement	132.3	145.2	132.7
Other, primarily gardening	248.1	302.8	259.8
Hawthorne:
Lighting	200.0	452.4	328.7
Nutrients	148.0	324.7	250.1
Growing environment	143.7	264.0	154.2
Growing media	119.0	192.6	148.9
Other, primarily hardware	105.5	190.5	141.2
Other:
Growing media	96.6	116.7	90.6
Lawn care	92.9	99.2	73.7
Other, primarily gardening and controls	89.6	87.2	60.7
Total net sales	$3,924.1	$4,925.0	$4,131.6
The Company’s two largest customers accounted for the following percentages of net sales for the fiscal years ended September 30:

	Percentage of Net Sales
	2022	2021	2020
Home Depot	28%	24%	26%
Lowe’s	15%	15%	18%
Accounts receivable for these two largest customers as a percentage of consolidated accounts receivable were 46% and 42% as of September 30, 2022 and 2021, respectively.

The following table presents net sales by geographic area for the periods indicated:

	Year Ended September 30,
	2022	2021	2020
Net sales:
United States	$3,554.6	$4,507.0	$3,773.4
International	369.5	418.0	358.2
	$3,924.1	$4,925.0	$4,131.6
Other than the United States, no other country accounted for more than 10% of the Company’s net sales for any period presented above.
The following table presents long-lived assets (property, plant and equipment and finite-lived intangibles) by geographic area:

	September 30,
	2022	2021
Long-lived assets:
United States	$753.3	$868.8
International	109.0	139.1
	$862.3	$1,007.9

Schedule II—Valuation and Qualifying Accounts
for the fiscal year ended September 30, 2022

Column A	Column B	Column C	Column D	Column E	Column F
Classification	Balance at Beginning of Period	Reserves Acquired	Additions Charged to Expense	Deductions Credited and Write-Offs	Balance at End of Period
	(In millions)
Valuation and qualifying accounts deducted from the assets to which they apply:
Allowance for doubtful accounts	$16.8	$—	$5.8	$(8.2)	$14.4
Income tax valuation allowance	32.3	—	9.0	(0.6)	40.7

Schedule II—Valuation and Qualifying Accounts
for the fiscal year ended September 30, 2021

Column A	Column B	Column C	Column D	Column E	Column F
Classification	Balance at Beginning of Period	Reserves Acquired	Additions Charged to Expense	Deductions Credited and Write-Offs	Balance at End of Period
	(In millions)
Valuation and qualifying accounts deducted from the assets to which they apply:
Allowance for doubtful accounts	$7.5	$—	$11.1	$(1.8)	$16.8
Income tax valuation allowance	33.8	—	3.0	(4.5)	32.3

Schedule II—Valuation and Qualifying Accounts
for the fiscal year ended September 30, 2020

Column A	Column B	Column C	Column D	Column E	Column F
Classification	Balance at Beginning of Period	Reserves Acquired	Additions Charged to Expense	Deductions Credited and Write-Offs	Balance at End of Period
	(In millions)
Valuation and qualifying accounts deducted from the assets to which they apply:
Allowance for doubtful accounts	$4.2	$—	$7.2	$(3.9)	$7.5
Income tax valuation allowance	35.8	—	0.5	(2.5)	33.8

The Scotts Miracle-Gro Company
Index to Exhibits

		Incorporated by Reference
Exhibit No.	Description	Form	Exhibit	Filing Date	Filed Herewith
3.1(a)	Initial Articles of Incorporation of The Scotts Miracle-Gro Company as filed with the Ohio Secretary of State on November 22, 2004	8-K	3.1	March 24, 2005
3.1(b)	Certificate of Amendment by Shareholders to Articles of Incorporation of The Scotts Miracle-Gro Company as filed with the Ohio Secretary of State on March 18, 2005	8-K	3.2	March 24, 2005
3.2	Code of Regulations of The Scotts Miracle-Gro Company	8-K	3.3	March 24, 2005
4.1(a)	Indenture, dated as of December 15, 2016, by and among The Scotts Miracle-Gro Company, the Guarantors (as defined therein) and U.S. Bank National Association, as trustee	8-K	4.1	December 16, 2016
4.1(b)	First Supplemental Indenture, dated July 17, 2018, by and among The Scotts Miracle-Gro Company, the Guarantors (as defined therein) and U.S. Bank National Association, as trustee	10-Q	10.4	August 8, 2018
4.1(c)	Second Supplemental Indenture, dated March 24, 2020, by and among The Scotts Miracle-Gro Company, the Guarantors (as defined therein) and U.S. Bank National Association, as trustee	10-Q	4.2	May 6, 2020
4.1(d)	Third Supplemental Indenture, dated March 29, 2021, by and among The Scotts Miracle-Gro Company, the Guarantors (as defined therein) and U.S. Bank National Association, as trustee	10-Q	4.2	May 12, 2021
4.1(e)	Fourth Supplemental Indenture, dated June 24, 2021, by and among The Scotts Miracle-Gro Company, the Guarantors (as defined therein) and U.S. Bank National Association, as trustee	10-Q	4.1	August 11, 2021
4.1(f)	Form of 5.250% Senior Notes due 2026 (included in Exhibit 4.1)	8-K	4.2	December 16, 2016
4.2(a)	Indenture, dated as of October 22, 2019, by and among The Scotts Miracle-Gro Company, the Guarantors (as defined therein) and U.S. Bank National Association, as trustee	8-K	4.1	October 28, 2019
4.2(b)	First Supplemental Indenture, dated March 24, 2020, by and among The Scotts Miracle-Gro Company, the Guarantors (as defined therein) and U.S. Bank National Association, as trustee	10-Q	4.1	May 6, 2020
4.2(c)	Second Supplemental Indenture, dated March 29, 2021, by and among The Scotts Miracle-Gro Company, the Guarantors (as defined therein) and U.S. Bank National Association, as trustee	10-Q	4.3	May 12, 2021
4.2(d)	Third Supplemental Indenture, dated June 24, 2021, by and among The Scotts Miracle-Gro Company, the Guarantors (as defined therein) and U.S. Bank National Association, as trustee	10-Q	4.2	August 11, 2021
4.2(e)	Form of 4.500% Senior Notes due 2029 (included in Exhibit 4.1)	8-K	4.2	October 28, 2019
4.3(a)	Indenture, dated as of March 17, 2021, by and among The Scotts Miracle-Gro Company, the Guarantors (as defined therein) and U.S. Bank National Association, as trustee	8-K	4.1	March 17, 2021
4.3(b)	First Supplemental Indenture, dated as of June 24, 2021, by and among The Scotts Miracle-Gro Company, the Guarantors (as defined therein) and U.S. Bank National Association, as trustee	10-Q	4.3	August 11, 2021
4.3(c)	Form of 4.000% Senior Notes due 2031 (included in Exhibit 4.1)	8-K	4.2	March 17, 2021
4.4(a)	Indenture, dated as of August 13, 2021, by and among The Scotts Miracle-Gro Company, the Guarantors (as defined therein) and U.S. Bank National Association, as trustee	8-K	4.1	August 13, 2021
4.4(b)	Form of 4.375% Senior Notes due 2032 (included in Exhibit 4.1)	8-K	4.2	August 13, 2021
4.5	Agreement to furnish copies of instruments and agreements defining rights of holders of long-term debt				X

		Incorporated by Reference
Exhibit No.	Description	Form	Exhibit	Filing Date	Filed Herewith
4.6	Description of Capital Stock	10-K	4.4	November 27, 2019
10.1(a)(i)
Sixth Amended and Restated Credit Agreement, dated as of April 8, 2022, by and among The Scotts Miracle-Gro Company, as a Borrower; the Subsidiary Borrowers (as defined therein); JPMorgan Chase Bank, N.A., as Administrative Agent; Wells Fargo Bank, National Association, Mizuho Bank, Ltd. and Bank of America, N.A., as Co-Syndication Agents; CoBank, ACB, Fifth Third Bank, National Association, Coöperatieve Rabobank U.A., New York Branch, Sumitomo Mitsui Banking Corporation, TD Bank N.A. and Truist Bank, as Co-Documentation Agents; and the several other banks and other financial institutions from time to time parties thereto
		8-K	10.1	April 14, 2022
10.1(a)(ii)
Amendment No. 1, dated June 8, 2022, to Sixth Amended and Restated Credit Agreement, dated as of April 8, 2022, by and among The Scotts Miracle-Gro Company, as a Borrower; the Subsidiary Borrowers (as defined therein); JPMorgan Chase Bank, N.A., as Administrative Agent; Wells Fargo Bank, National Association, Mizuho Bank, Ltd. and Bank of America, N.A., as Co-Syndication Agents; CoBank, ACB, Fifth Third Bank, National Association, Coöperatieve Rabobank U.A., New York Branch, Sumitomo Mitsui Banking Corporation, TD Bank N.A. and Truist Bank, as Co-Documentation Agents; and the several other banks and other financial institutions from time to time parties thereto
		8-K	10.1	June 8, 2022
10.1(b)	Sixth Amended and Restated Guarantee and Collateral Agreement, dated as of April 8, 2022, made by The Scotts Miracle-Gro Company, each domestic Subsidiary Borrower under the Sixth Amended and Restated Credit Agreement, and certain of its and their domestic subsidiaries, in favor of JPMorgan Chase Bank, N.A., as Administrative Agent	8-K	10.2	April 14, 2022
10.2(a)†	The Scotts Miracle-Gro Company Long-Term Incentive Plan (reflects amendment and restatement of plan formerly known as The Scotts Miracle-Gro Company 2006 Long-Term Incentive Plan) [January 17, 2013 through January 26, 2017 version]	8-K	10.1	January 24, 2013
10.2(b)†	Form of Nonqualified Stock Option Award Agreement for Employees used to evidence grants made under The Scotts Miracle-Gro Company Long-Term Incentive Plan [January 17, 2013 through January 26, 2017 version]	10-Q	10.7	May 7, 2015
10.3(a)†	The Scotts Miracle-Gro Company Long-Term Incentive Plan [January 27, 2017 through January 23, 2022 version]	8-K	10.1	January 30, 2017
10.3(b)†	Form of Standard Restricted Stock Unit Award Agreement which may be made under The Scotts Miracle-Gro Company Long-Term Incentive Plan [January 27, 2017 through January 23, 2022 version]	8-K	10.4	January 30, 2017
10.3(c)†	Form of Standard Non-Qualified Stock Option Award Agreement which may be made under The Scotts Miracle-Gro Company Long-Term Incentive Plan	8-K	10.5	January 30, 2017
10.3(d)†
Form of Deferred Stock Unit Award Agreement for Nonemployee Directors Retainer Deferrals (with Related Dividend Equivalents) used to evidence grants which may be made under The Scotts Miracle-Gro Company Long-Term Incentive Plan
		10-K	10.3(g)	November 29, 2018
10.3(e)(i)†
Form of Restricted Stock Unit Award Agreement for Third Party Service-Providers (with Related Dividend Equivalents) which may be used to evidence grants made under The Scotts Miracle-Gro Company Long-Term Incentive Plan
		10-K	10.3(h)(i)	November 29, 2018
10.3(e)(ii)†
Form of Standard Restricted Stock Unit Award Agreement for Nonemployee Directors (with Related Dividend Equivalents) used to evidence grants which may be made under The Scotts Miracle-Gro Company Long-Term Incentive Plan
		10-K	10.3(h)(iii)	November 24, 2020
10.4(a)†	The Scotts Miracle-Gro Company Long-Term Incentive Plan (effective January 24, 2022)	8-K	10.1	January 27, 2022
10.4(b)†	Form of Standard Performance Unit Award Agreement which may be made under The Scotts Miracle-Gro Long-Term Incentive Plan				X

		Incorporated by Reference
Exhibit No.	Description	Form	Exhibit	Filing Date	Filed Herewith
10.4(c)†	Form of Standard Restricted Stock Unit Award Agreement which may be made under The Scotts Miracle-Gro Company Long-Term Incentive Plan	10-Q	10.2	February 9, 2022
10.5(a)†	The Scotts Company LLC Amended and Restated Executive Incentive Plan (effective as of October 1, 2019)	10-Q	10	August 5, 2020
10.5(b)†	Form of Employee Confidentiality, Noncompetition, Nonsolicitation Agreement for employees participating in The Scotts Company LLC Executive/Management Incentive Plan (now known as The Scotts Company LLC Amended and Restated Executive Incentive Plan)	10-Q	10.1	August 10, 2006
10.6†	The Scotts Company LLC Executive Retirement Plan, as Amended and Restated as of January 1, 2015 (executed December 31, 2014)	10-Q	10.2	February 5, 2015
10.7(a)†	Employee Confidentiality, Noncompetition, Nonsolicitation Agreement, dated as of December 12, 2013, by and between The Scotts Company LLC, all companies controlled by, controlling or under common control with The Scotts Company LLC, and James Hagedorn	8-K	10.2	December 17, 2013
10.7(b)†	Executive Severance Agreement, dated as of December 11, 2013, by and between The Scotts Company LLC and James Hagedorn	8-K	10.1	December 17, 2013
10.8†	Summary of Compensation for Nonemployee Directors of The Scotts Miracle-Gro Company (effective as of January 24, 2022)				X
10.9(a)†	Consulting Agreement, dated February 15, 2021, between The Scotts Company LLC and Hanft Ideas LLC	10-Q	10.3	May 12, 2021
10.9(b)†	Consulting Agreement, dated February 8, 2022, between The Scotts Company LLC and Hanft Ideas LLC	10-Q	10.2	May 11, 2022
10.10(a)†	The Scotts Company LLC Executive Severance Plan, adopted on April 25, 2017	10-Q	10.9	May 10, 2017
10.10(b)†	Form of Tier 1 Participation Agreement under The Scotts Company LLC Executive Severance Plan	10-Q	10.10	May 10, 2017
10.11	Third Amended and Restated Exclusive Agency and Marketing Agreement, entered into on July 29, 2019 and effective as of August 1, 2019, between Monsanto Company and The Scotts Company LLC	8-K	10.2	July 31, 2019
10.12	Brand Extension Agreement Asset Purchase Agreement, entered into on July 29, 2019 and effective as of August 1, 2019, between Monsanto Company and The Scotts Company LLC	8-K	10.4	July 31, 2019
10.13(a)	Master Repurchase Agreement, and Annex I thereto, with Coöperatieve Rabobank, U.A. (New York Branch), as agent and purchaser, and Sumitomo Mitsui Banking Corporation (New York Branch), as purchaser, dated as of April 7, 2017	8-K	10.1	April 13, 2017
10.13(b)	Amendment No. 1 to Master Repurchase Agreement with Coöperatieve Rabobank, U.A. (New York Branch), as agent and purchaser, and Sumitomo Mitsui Banking Corporation (New York Branch), as purchaser, dated as of August 24, 2018	8-K	10.1	August 24, 2018
10.13(c)	Amendment No. 2 to Master Repurchase Agreement with Coöperatieve Rabobank, U.A. (New York Branch), as agent and purchaser, and Sumitomo Mitsui Banking Corporation (New York Branch), as purchaser, dated as of August 21, 2020	8-K	10.1	August 25, 2020
10.13(d)	Amendment No. 3 to Master Repurchase Agreement with Coöperatieve Rabobank, U.A. (New York Branch), as agent and purchaser, and Sumitomo Mitsui Banking Corporation (New York Branch), as purchaser, dated as of August 20, 2021	8-K	10.1	August 20, 2021
10.13(e)	Amendment No. 4 to Master Repurchase Agreement with Coöperatieve Rabobank, U.A. (New York Branch), as agent and purchaser, and Sumitomo Mitsui Banking Corporation (New York Branch), as purchaser, dated as of August 19, 2022	8-K	10.1	August 23, 2022
10.14(a)	Master Framework Agreement with Coöperatieve Rabobank, U.A. (New York Branch), as agent and purchaser, and Sumitomo Mitsui Banking Corporation (New York Branch), as purchaser, dated as of April 7, 2017	8-K	10.2	April 13, 2017

		Incorporated by Reference
Exhibit No.	Description	Form	Exhibit	Filing Date	Filed Herewith
10.14(b)	Amendment No. 1 to Master Framework Agreement with Coöperatieve Rabobank, U.A. (New York Branch), as agent and purchaser, and Sumitomo Mitsui Banking Corporation (New York Branch), as purchaser, dated as of August 25, 2017	8-K	10.1	August 31, 2017
10.14(c)	Amendment No. 2 to Master Framework Agreement with Coöperatieve Rabobank, U.A. (New York Branch), as agent and purchaser, and Sumitomo Mitsui Banking Corporation (New York Branch), as purchaser, dated as of August 24, 2018	8-K	10.2	August 24, 2018
10.14(d)	Amendment No. 3 to Master Framework Agreement with Coöperatieve Rabobank, U.A. (New York Branch), as agent and purchaser, and Sumitomo Mitsui Banking Corporation (New York Branch), as purchaser, dated as of August 23, 2019	8-K	10.1	August 20, 2019
10.14(e)	Amendment No. 4 to Master Framework Agreement with Coöperatieve Rabobank, U.A. (New York Branch), as agent and purchaser, and Sumitomo Mitsui Banking Corporation (New York Branch), as purchaser, dated as of August 21, 2020	8-K	10.2	August 25, 2020
10.14(f)	Amendment No. 5 to Master Framework Agreement with Coöperatieve Rabobank, U.A. (New York Branch), as agent and purchaser, and Sumitomo Mitsui Banking Corporation (New York Branch), as purchaser, dated as of August 20, 2021	8-K	10.2	August 20, 2021
10.14(g)	Amendment No. 6 to Master Framework Agreement with Coöperatieve Rabobank, U.A. (New York Branch), as agent and purchaser, and Sumitomo Mitsui Banking Corporation (New York Branch), as purchaser, dated as of August 19, 2022	8-K	10.2	August 23, 2022
10.15	Form of Aircraft Time Sharing Agreement for Executive Officers	10-Q	10.4	May 11, 2016
10.16†	Retention Agreement, dated August 22, 2018, by and between The Scotts Company LLC and Denise S. Stump	8-K	10.3	August 24, 2018
10.17†	Separation Agreement and Release of All Claims, effective as of January 22, 2021, by and between The Scotts Company LLC and Thomas Randal Coleman	8-K	10.1	January 28, 2021
10.18†	Separation Agreement and Release of All Claims, effective as of October 4, 2022, by and between The Scotts Company LLC and Cory J. Miller	8-K	10.1	October 4, 2022
21	Subsidiaries of The Scotts Miracle-Gro Company				X
22	Guarantor Subsidiaries				X
23	Consent of Independent Registered Public Accounting Firm — Deloitte & Touche LLP				X
24	Powers of Attorney of Executive Officers and Directors of The Scotts Miracle-Gro Company				X
31.1	Rule 13a-14(a)/15d-14(a) Certifications (Principal Executive Officer)				X
31.2	Rule 13a-14(a)/15d-14(a) Certifications (Principal Financial Officer)				X
32	Section 1350 Certifications (Principal Executive Officer and Principal Financial Officer)				X
101.SCH	XBRL Taxonomy Extension Schema				X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase				X
101.DEF	XBRL Taxonomy Extension Definition Linkbase				X
101.LAB	XBRL Taxonomy Extension Label Linkbase				X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase				X
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)				X

†	Management contract, compensatory plan or arrangement.