Form 10-Q
period 2022-12-31
SCOTTS MIRACLE-GRO CO
filed 2023-02-08
CIK 825542

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_________________________________________
FORM 10-Q
_________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2022
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
As of February 3, 2023, there were 55,955,808 Common Shares outstanding.

Table of Contents

Table of Contents
PART I—FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

THE SCOTTS MIRACLE-GRO COMPANY
Condensed Consolidated Statements of Operations
(In millions, except per share data)
(Unaudited)

	Three Months Ended
	December 31, 2022	January 1, 2022
Net sales	$526.6	$566.0
Cost of sales	420.6	447.3
Cost of sales—impairment, restructuring and other	10.3	—
Gross margin	95.7	118.7
Operating expenses:
Selling, general and administrative	128.5	154.1
Impairment, restructuring and other	8.5	1.8
Other (income) expense, net	0.5	(1.8)
Loss from operations	(41.8)	(35.4)
Equity in loss of unconsolidated affiliates	11.4	7.3
Interest expense	42.7	23.8
Other non-operating income, net	(1.6)	(1.8)
Loss before income taxes	(94.3)	(64.7)
Income tax benefit	(29.6)	(14.7)
Net loss	$(64.7)	$(50.0)

Basic net loss per common share:	$(1.17)	$(0.90)
Diluted net loss per common share:	$(1.17)	$(0.90)

Weighted-average common shares outstanding during the period	55.5	55.4
Weighted-average common shares outstanding during the period plus dilutive potential common shares	55.5	55.4
See Notes to Condensed Consolidated Financial Statements.

Contents

THE SCOTTS MIRACLE-GRO COMPANY
Condensed Consolidated Statements of Comprehensive Income (Loss)
(In millions)
(Unaudited)

	Three Months Ended
	December 31, 2022	January 1, 2022
Net loss	$(64.7)	$(50.0)
Other comprehensive income (loss):
Net foreign currency translation adjustment	7.2	(4.3)
Net unrealized gain (loss) on derivative instruments, net of tax	(4.8)	9.6
Reclassification of net unrealized gains on derivative instruments to net loss, net of tax	(3.7)	(0.2)
Net unrealized gain (loss) on securities, net of tax	(20.4)	0.1
Pension and other post-retirement benefit adjustments, net of tax	(2.9)	0.5
Total other comprehensive income (loss)	(24.6)	5.7
Comprehensive loss	$(89.3)	$(44.3)
See Notes to Condensed Consolidated Financial Statements.

Contents

THE SCOTTS MIRACLE-GRO COMPANY
Condensed Consolidated Statements of Cash Flows
(In millions)
(Unaudited)

	Three Months Ended
	December 31, 2022	January 1, 2022
OPERATING ACTIVITIES
Net loss	$(64.7)	$(50.0)
Adjustments to reconcile net loss to net cash used in operating activities:
Impairment, restructuring and other	3.9	—
Share-based compensation expense	20.9	7.3
Depreciation	17.5	16.0
Amortization	7.7	8.9
Deferred taxes	23.1	4.7
Equity in loss of unconsolidated affiliates	11.4	7.3
Other, net	—	2.0
Changes in assets and liabilities, net of acquired businesses:
Accounts receivable	(108.4)	71.6
Inventories	(177.2)	(503.1)
Prepaid and other assets	(67.0)	(34.4)
Accounts payable	(44.7)	(145.2)
Other current liabilities	(53.5)	(149.0)
Other non-current items	(2.8)	(1.3)
Other, net	2.2	0.1
Net cash used in operating activities	(431.6)	(765.1)

INVESTING ACTIVITIES
Investments in property, plant and equipment	(29.6)	(46.1)
Payment for acquisitions, net of cash acquired	—	(202.5)
Other investing, net	(6.4)	3.4
Net cash used in investing activities	(36.0)	(245.2)

FINANCING ACTIVITIES
Borrowings under revolving and bank lines of credit and term loans	645.6	989.1
Repayments under revolving and bank lines of credit and term loans	(202.6)	(40.8)
Dividends paid	(36.6)	(37.1)
Purchase of Common Shares	(0.8)	(129.5)
Cash received from exercise of stock options	0.6	0.9
Net cash provided by financing activities	406.2	782.6
Effect of exchange rate changes on cash	0.2	—
Net decrease in cash and cash equivalents	(61.2)	(227.7)
Cash and cash equivalents at beginning of period	86.8	244.1
Cash and cash equivalents at end of period	$25.6	$16.4
See Notes to Condensed Consolidated Financial Statements.

Contents

THE SCOTTS MIRACLE-GRO COMPANY
Condensed Consolidated Balance Sheets
(In millions, except per share data)
(Unaudited)

	December 31, 2022	January 1, 2022	September 30, 2022
ASSETS
Current assets:
Cash and cash equivalents	$25.6	$16.4	$86.8
Accounts receivable, less allowances of $12.0, $9.8 and $14.4, respectively	311.4	310.8	299.0
Accounts receivable pledged	178.9	104.4	79.8
Inventories	1,525.9	1,657.2	1,343.5
Prepaid and other current assets	257.5	203.8	172.8
Total current assets	2,299.3	2,292.6	1,981.9
Investment in unconsolidated affiliates	181.5	199.7	193.8
Property, plant and equipment, net of accumulated depreciation of $780.6, $753.0 and $777.9, respectively	592.8	615.8	606.0
Goodwill	254.3	681.5	254.0
Intangible assets, net	576.0	811.7	580.2
Other assets	630.1	640.9	680.9
Total assets	$4,534.0	$5,242.2	$4,296.8

LIABILITIES AND EQUITY
Current liabilities:
Current portion of debt	$216.8	$160.7	$144.3
Accounts payable	366.8	427.7	422.6
Other current liabilities	348.1	326.8	397.0
Total current liabilities	931.7	915.2	963.9
Long-term debt	3,189.6	3,082.2	2,826.2
Other liabilities	353.2	413.2	359.0
Total liabilities	4,474.5	4,410.6	4,149.1
Commitments and contingencies (Note 11)
Equity:
Common shares and capital in excess of $0.01 stated value per share; shares outstanding of 55.9, 55.0 and 55.5, respectively	367.6	486.9	364.0
Retained earnings	917.9	1,517.8	1,020.1
Treasury shares, at cost; 12.3, 13.2 and 12.8 shares, respectively	(1,056.7)	(1,112.4)	(1,091.8)
Accumulated other comprehensive loss	(169.3)	(60.7)	(144.6)
Total equity	59.5	831.6	147.7
Total liabilities and equity	$4,534.0	$5,242.2	$4,296.8
See Notes to Condensed Consolidated Financial Statements.

Contents	THE SCOTTS MIRACLE-GRO COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Dollars in millions, except per share data)

NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Nature of Operations
The Scotts Miracle-Gro Company (“Scotts Miracle-Gro”) and its subsidiaries (collectively, with Scotts Miracle-Gro, the “Company”) are engaged in the manufacturing, marketing and sale of products for lawn and garden care and indoor and hydroponic gardening. The Company’s products are sold in North America, Europe and Asia.
The Company’s North America consumer lawn and garden business is highly seasonal, with approximately 75% of its annual net sales occurring in the second and third fiscal quarters. The Company’s Hawthorne segment sales are also impacted by seasonal patterns for certain product categories due to the timing of outdoor growing in North America during the second and third fiscal quarters, and the timing of certain controlled agricultural lighting project sales during the third and fourth fiscal quarters.
Organization and Basis of Presentation
The Company’s unaudited condensed consolidated financial statements for the three months ended December 31, 2022 and January 1, 2022 are presented in accordance with accounting principles generally accepted in the United States of America (“GAAP”). The condensed consolidated financial statements include the accounts of Scotts Miracle-Gro and its subsidiaries. All intercompany transactions and accounts have been eliminated in consolidation. The Company’s consolidation criteria are based on majority ownership (as evidenced by a majority voting interest in the entity) and an objective evaluation and determination of effective management control. The results of businesses acquired or disposed of are included in the condensed consolidated financial statements from the date of each acquisition or up to the date of disposal, respectively. In the opinion of management, interim results reflect all normal and recurring adjustments and are not necessarily indicative of results for a full year.
Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been omitted or condensed pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Accordingly, this Quarterly Report on Form 10-Q for the fiscal quarter ended December 31, 2022 (this “Form 10-Q”) should be read in conjunction with Scotts Miracle-Gro’s Annual Report on Form 10-K for the fiscal year ended September 30, 2022 (the “2022 Annual Report”), which includes a complete set of footnote disclosures, including the Company’s significant accounting policies.
The Company’s Condensed Consolidated Balance Sheet at September 30, 2022 has been derived from the Company’s audited Consolidated Balance Sheet at that date, but does not include all of the information and footnotes required by GAAP for complete financial statements.
Long-Lived Assets
The Company had non-cash investing activities of $19.2 and $5.5 during the three months ended December 31, 2022 and January 1, 2022, respectively, representing unpaid liabilities to acquire property, plant and equipment.
Statements of Cash Flows
Supplemental cash flow information was as follows:

	Three Months Ended
	December 31, 2022	January 1, 2022
Interest paid	$48.8	$32.1
Income tax payments (refunds)	(23.9)	0.6
Cash flow from operating activities for the three months ended December 31, 2022 was favorably impacted by extended payment terms with vendors across the U.S. Consumer and Hawthorne segments for payments originally due in the final weeks of the first quarter of fiscal 2023 that were paid in the second quarter of fiscal 2023.

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
Luxx Lighting
On December 30, 2021, the Company’s Hawthorne segment completed the acquisition of substantially all of the assets of Luxx Lighting, Inc., a provider of lighting products for indoor growing. The purchase price was $213.2, a portion of which was paid by the issuance of 0.1 million common shares of Scotts Miracle-Gro (“Common Shares”), a non-cash investing and financing activity, with a fair value of $21.0 based on the share price at the time of payment. The valuation of the acquired assets included (i) $32.8 of inventory and accounts receivable, (ii) $5.7 of other current assets, (iii) $24.2 of current liabilities, (iv) $47.3 of finite-lived identifiable intangible assets and (v) $151.6 of tax-deductible goodwill. Identifiable intangible assets included trade names, customer relationships and non-compete agreements with useful lives ranging between 5 and 25 years. The estimated fair values of the identifiable intangible assets were determined using an income-based approach, which includes market participant expectations of cash flows that an asset will generate over the remaining useful life discounted to present value using an appropriate discount rate.
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
NOTE 3. INVESTMENT IN UNCONSOLIDATED AFFILIATES
On December 31, 2020, the Company acquired a 50% equity interest in Bonnie Plants, LLC, a joint venture with Alabama Farmers Cooperative, Inc. (“AFC”) focused on planting, growing, developing, distributing, marketing and selling live plants. During the three months ended December 31, 2022, the Company and AFC agreed to amend the joint venture agreement to allow AFC to make an additional equity contribution to Bonnie Plants, LLC, and, subsequent to this contribution by AFC, the Company now owns a 45% equity interest in Bonnie Plants, LLC. The Company’s interest is accounted for using the equity method of accounting, with the Company’s proportionate share of Bonnie Plants, LLC’s earnings reflected in the Condensed Consolidated Statements of Operations. During the three months ended December 31, 2022 and January 1, 2022, the Company recorded equity in loss of unconsolidated affiliates of $11.4 and $7.3, respectively, associated with Bonnie Plants, LLC.

Contents	THE SCOTTS MIRACLE-GRO COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — (Continued)
(Dollars in millions, except per share data)
NOTE 4. IMPAIRMENT, RESTRUCTURING AND OTHER
Activity described herein is classified within the “Cost of sales—impairment, restructuring and other” and “Impairment, restructuring and other” lines in the Condensed Consolidated Statements of Operations. The following table details impairment, restructuring and other charges for each of the periods presented:

	Three Months Ended
	December 31, 2022	January 1, 2022
Cost of sales—impairment, restructuring and other:
Restructuring and other charges, net	$7.1	$—
Property, plant and equipment impairments	3.2	—
Operating expenses:
Restructuring and other charges, net	8.5	1.8
Total impairment, restructuring and other charges	$18.8	$1.8
The following table summarizes the activity related to liabilities associated with restructuring activities during the three months ended December 31, 2022:

Amounts accrued at September 30, 2022	$31.5
Restructuring charges	10.1
Payments	(12.3)
Amounts accrued at December 31, 2022	$29.3
As of December 31, 2022, restructuring accruals include $4.5 that is classified as long-term.
During fiscal 2022, the Company began implementing a series of organizational changes and initiatives intended to create operational and management-level efficiencies. As part of this restructuring initiative, the Company is reducing the size of its supply chain network, reducing staffing levels and implementing other cost-reduction initiatives. During the three months ended December 31, 2022, the Company incurred costs of $14.5 associated with this restructuring initiative primarily related to employee termination benefits, facility closure costs and impairment of property, plant and equipment. The Company incurred costs of $1.0 in its U.S. Consumer segment and $8.4 in its Hawthorne segment in the “Cost of sales—impairment, restructuring and other” line in the Condensed Consolidated Statements of Operations during the three months ended December 31, 2022. The Company incurred costs of $0.2 in its U.S. Consumer segment, $1.0 in its Hawthorne segment, $0.1 in its Other segment and $3.8 at Corporate in the “Impairment, restructuring and other” line in the Condensed Consolidated Statements of Operations during the three months ended December 31, 2022. Costs incurred from the inception of this restructuring initiative through December 31, 2022 were $44.7 for the Hawthorne segment, $22.8 for the U.S. Consumer segment, $0.8 for the Other segment and $11.5 for Corporate.
NOTE 5. INVENTORIES
Inventories consisted of the following for each of the periods presented:

	December 31, 2022	January 1, 2022	September 30, 2022
Finished goods	$1,045.0	$1,208.5	$926.2
Raw materials	360.6	338.8	293.2
Work-in-process	120.3	109.9	124.1
Total inventories, net	$1,525.9	$1,657.2	$1,343.5

Contents	THE SCOTTS MIRACLE-GRO COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — (Continued)
(Dollars in millions, except per share data)
NOTE 6. MARKETING AGREEMENT
The Scotts Company LLC (“Scotts LLC”) is the exclusive agent of Monsanto Company, a subsidiary of Bayer AG (“Monsanto”), for the marketing and distribution of certain of Monsanto’s consumer Roundup® branded products in the United States and certain other specified countries. The annual commission payable under the Third Amended and Restated Exclusive Agency and Marketing Agreement (the “Third Restated Agreement”) is equal to 50% of the actual earnings before interest and income taxes of Monsanto’s consumer Roundup® business for each program year in the markets covered by the Third Restated Agreement (“Program EBIT”). The Third Restated Agreement also requires the Company to make annual payments of $18.0 to Monsanto as a contribution against the overall expenses of its consumer Roundup® business, subject to reduction pursuant to the Third Restated Agreement for any program year in which the Program EBIT does not equal or exceed $36.0.
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
The elements of the net commission and reimbursements earned under the Third Restated Agreement and included in the “Net sales” line in the Condensed Consolidated Statements of Operations are as follows:

	Three Months Ended
	December 31, 2022	January 1, 2022
Gross commission	$9.6	$5.7
Contribution expenses	(4.5)	(4.5)
Net commission	5.1	1.2
Reimbursements associated with Roundup® marketing agreement	15.2	19.6
Total net sales associated with Roundup® marketing agreement	$20.3	$20.8

Contents	THE SCOTTS MIRACLE-GRO COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — (Continued)
(Dollars in millions, except per share data)
NOTE 7. DEBT
The components of debt are as follows:

	December 31, 2022	January 1, 2022	September 30, 2022
Credit Facilities:
Revolving loans	$681.5	$856.5	$300.5
Term loans	962.5	660.0	975.0
Senior Notes due 2031 – 4.000%	500.0	500.0	500.0
Senior Notes due 2032 – 4.375%	400.0	400.0	400.0
Senior Notes due 2029 – 4.500%	450.0	450.0	450.0
Senior Notes due 2026 – 5.250%	250.0	250.0	250.0
Receivables facility	161.0	94.0	75.0
Finance lease obligations	18.5	31.9	28.9
Other	3.8	20.6	12.7
Total debt	3,427.3	3,263.0	2,992.1
Less current portions	216.8	160.7	144.3
Less unamortized debt issuance costs	20.9	20.1	21.6
Long-term debt	$3,189.6	$3,082.2	$2,826.2
Credit Facilities
On April 8, 2022, the Company entered into a sixth amended and restated credit agreement (the “Sixth A&R Credit Agreement”), providing the Company and certain of its subsidiaries with five-year senior secured loan facilities in the aggregate principal amount of $2,500.0, comprised of a revolving credit facility of $1,500.0 and a term loan in the original principal amount of $1,000.0 (the “Sixth A&R Credit Facilities”). The Sixth A&R Credit Agreement will terminate on April 8, 2027. The Sixth A&R Credit Facilities are available for the issuance of letters of credit up to $100.0. The terms of the Sixth A&R Credit Agreement include customary representations and warranties, affirmative and negative covenants, financial covenants, and events of default.
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
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — (Continued)
(Dollars in millions, except per share data)
At December 31, 2022, the Company had letters of credit outstanding in the aggregate principal amount of $5.0 and had $813.5 of borrowing availability under the Sixth A&R Credit Agreement. The weighted average interest rates on average borrowings under the credit facilities were 6.6% and 1.8% for the three months ended December 31, 2022 and January 1, 2022, respectively.
The Sixth A&R Credit Agreement contains, among other obligations, an affirmative covenant regarding the Company’s leverage ratio determined as of the end of each of its fiscal quarters calculated as average total indebtedness, divided by the Company’s earnings before interest, taxes, depreciation and amortization, as adjusted pursuant to the terms of the Sixth A&R Credit Agreement (“Adjusted EBITDA”). Pursuant to the Amendment, the maximum permitted leverage ratio is (i) 6.25 for the third quarter of fiscal 2022 through the first quarter of fiscal 2023, (ii) 6.50 for the second and third quarters of fiscal 2023, (iii) 6.25 for the fourth quarter of fiscal 2023 and the first quarter of fiscal 2024, (iv) 5.50 for the second quarter of fiscal 2024, and (v) 4.50 for the third quarter of fiscal 2024 and thereafter. The Company’s leverage ratio was 5.90 at December 31, 2022. The Sixth A&R Credit Agreement also contains an affirmative covenant regarding the Company’s interest coverage ratio determined as of the end of each of its fiscal quarters. The interest coverage ratio is calculated as Adjusted EBITDA divided by interest expense, as described in the Sixth A&R Credit Agreement, and excludes costs related to refinancings. The minimum required interest coverage ratio is 3.00. The Company’s interest coverage ratio was 4.36 for the twelve months ended December 31, 2022.
As of December 31, 2022, the Company was in compliance with all applicable covenants in the agreements governing its debt. Based on the Company’s projections of its financial performance for the twelve-month period subsequent to the date of the filing of the financial statements on Form 10-Q, the Company expects to remain in compliance with the financial covenants under the Company’s Sixth A&R Credit Agreement. However, the Company’s assessment of its ability to meet its future obligations is inherently subjective, judgment-based, and susceptible to change based on future events. A covenant violation may result in an event of default. Such a default would allow the lenders under the Sixth A&R Credit Agreement to accelerate the maturity of the indebtedness thereunder and would also implicate cross-default provisions under the Senior Notes, as defined below, and cause the Senior Notes to become due and payable at that time. As of December 31, 2022, the Company’s indebtedness under the Sixth A&R Credit Agreement and Senior Notes was $3,244.0. The Company does not have sufficient cash on hand or available liquidity that can be utilized to repay these outstanding amounts in the event of default.
As part of its contingency planning to address potential future circumstances that could result in noncompliance, the Company has contemplated alternative plans including additional restructuring activities to reduce operating expenses and certain cash management strategies that are within the Company’s control. Additionally, the Company has contemplated alternative plans that are subject to market conditions and not in the Company’s control, including, among others, discussions with its lenders to amend the terms of its financial covenant under the Sixth A&R Credit Agreement and generating cash by completing other financing transactions, which may include issuing equity. There is no assurance that the Company will be successful in implementing these alternative plans.
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
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — (Continued)
(Dollars in millions, except per share data)
Receivables Facility
On April 7, 2017, the Company entered into a Master Repurchase Agreement (including the annexes thereto, the “Repurchase Agreement”) and a Master Framework Agreement, as amended (the “Framework Agreement” and, together with the Repurchase Agreement, the “Receivables Facility”). Under the Receivables Facility, the Company may sell a portfolio of available and eligible outstanding customer accounts receivable to the purchasers and simultaneously agree to repurchase the receivables on a weekly basis. The eligible accounts receivable consist of accounts receivable generated by sales to three specified customers. The eligible amount of customer accounts receivable which may be sold under the Receivables Facility is $400.0 and the commitment amount during the seasonal commitment period beginning on February 24, 2023 and ending on June 16, 2023 is $160.0. The Receivables Facility expires on August 18, 2023.
The Company accounts for the sale of receivables under the Receivables Facility as short-term debt and continues to carry the receivables on its Condensed Consolidated Balance Sheets, primarily as a result of the Company’s requirement to repurchase receivables sold. As of December 31, 2022 and January 1, 2022, there were $161.0 and $94.0, respectively, in borrowings on receivables pledged as collateral under the Receivables Facility, and the carrying value of the receivables pledged as collateral was $178.9 and $104.4, respectively.
Interest Rate Swap Agreements
The Company enters into interest rate swap agreements with major financial institutions that effectively convert a portion of the Company’s variable-rate debt to a fixed rate. Interest payments made between the effective date and expiration date are hedged by the swap agreements. Swap agreements that were hedging interest payments as of December 31, 2022, January 1, 2022 and September 30, 2022 had a maximum total U.S. dollar equivalent notional amount of $800.0, $600.0 and $800.0, respectively. The notional amount, effective date, expiration date and rate of each of the swap agreements outstanding at December 31, 2022 are shown in the table below:

Notional Amount ($)		Effective Date (a)	Expiration Date	Fixed Rate
100		12/21/2020	6/20/2023	1.36%
300	(b)	1/7/2021	6/7/2023	1.34%
200		10/7/2021	6/7/2023	1.37%
200	(b)	1/20/2022	6/20/2024	0.58%
200		6/7/2023	6/8/2026	0.85%
(a)The effective date refers to the date on which interest payments are first hedged by the applicable swap agreement.
(b)Notional amount adjusts in accordance with a specified seasonal schedule. This represents the maximum notional amount at any point in time.
Weighted Average Interest Rate
The weighted average interest rates on the Company’s debt were 5.2% and 3.6% for the three months ended December 31, 2022 and January 1, 2022, respectively.

Contents	THE SCOTTS MIRACLE-GRO COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — (Continued)
(Dollars in millions, except per share data)
NOTE 8. EQUITY
The following tables provide a summary of the changes in equity for each of the periods indicated:

	Common Shares and Capital in Excess of Stated Value	Retained Earnings	Treasury Shares	Accumulated Other Comprehensive Loss	Total Equity
Balance at September 30, 2022	$364.0	$1,020.1	$(1,091.8)	$(144.6)	$147.7
Net income (loss)	—	(64.7)	—	—	(64.7)
Other comprehensive income (loss)	—	—	—	(24.6)	(24.6)
Share-based compensation	20.8	—	—	—	20.8
Dividends declared ($0.66 per share)	—	(37.5)	—	—	(37.5)
Treasury share purchases	—	—	(0.8)	—	(0.8)
Treasury share issuances	(17.2)	—	35.9	—	18.7
Balance at December 31, 2022	$367.6	$917.9	$(1,056.7)	$(169.3)	$59.5
The sum of the components may not equal due to rounding.

	Common Shares and Capital in Excess of Stated Value	Retained Earnings	Treasury Shares	Accumulated Other Comprehensive Loss	Total Equity
Balance at September 30, 2021	$477.0	$1,605.1	$(1,002.4)	$(66.4)	$1,013.3
Net income (loss)	—	(50.0)	—	—	(50.0)
Other comprehensive income (loss)	—	—	—	5.7	5.7
Share-based compensation	7.3	—	—	—	7.3
Dividends declared ($0.66 per share)	—	(37.3)	—	—	(37.3)
Treasury share purchases	—	—	(129.5)	—	(129.5)
Treasury share issuances	2.6	—	19.5	—	22.1
Balance at January 1, 2022	$486.9	$1,517.8	$(1,112.4)	$(60.7)	$831.6
The sum of the components may not equal due to rounding.

Contents	THE SCOTTS MIRACLE-GRO COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — (Continued)
(Dollars in millions, except per share data)
Accumulated Other Comprehensive Loss
Changes in accumulated other comprehensive loss (“AOCL”) by component were as follows for each of the periods indicated:

	Three Months Ended
	Foreign Currency Translation Adjustments	Net Unrealized Gain (Loss) On Derivative Instruments	Net Unrealized Gain (Loss) On Securities	Pension and Other Post-Retirement Benefit Adjustments	Accumulated Other Comprehensive Income (Loss)
Balance at September 30, 2022	$(28.9)	$33.3	$(79.7)	$(69.3)	$(144.6)
Other comprehensive income (loss) before reclassifications	7.2	(6.4)	(26.8)	—	(26.0)
Amounts reclassified from accumulated other comprehensive net income (loss)	—	(5.0)	—	(3.9)	(8.9)
Income tax benefit (expense)	—	2.9	6.4	1.0	10.3
Net current period other comprehensive income (loss)	7.2	(8.5)	(20.4)	(2.9)	(24.6)
Balance at December 31, 2022	$(21.7)	$24.8	$(100.2)	$(72.2)	$(169.3)

Balance at September 30, 2021	$(1.7)	$10.2	$(2.3)	$(72.5)	$(66.4)
Other comprehensive income (loss) before reclassifications	(4.3)	13.0	0.1	—	8.8
Amounts reclassified from accumulated other comprehensive net income (loss)	—	(0.3)	—	0.7	0.4
Income tax benefit (expense)	—	(3.3)	—	(0.2)	(3.5)
Net current period other comprehensive income (loss)	(4.3)	9.4	0.1	0.5	5.7
Balance at January 1, 2022	$(6.0)	$19.5	$(2.2)	$(72.1)	$(60.7)
The sum of the components may not equal due to rounding.
Share Repurchases
On February 6, 2020, Scotts Miracle-Gro announced that its Board of Directors authorized the repurchase of up to $750.0 of Common Shares from April 30, 2020 through March 25, 2023. The share repurchase authorization may be suspended or discontinued by the Board of Directors at any time, and there can be no guarantee as to the timing or amount of any repurchases. During the three months ended December 31, 2022 and January 1, 2022, Scotts Miracle-Gro repurchased 0.0 million and 0.8 million Common Shares under this share repurchase authorization for $0.0 and $125.0, respectively. Treasury share purchases also include cash paid to tax authorities to satisfy statutory income tax withholding obligations related to share-based compensation of $0.8 and $4.5 for the three months ended December 31, 2022 and January 1, 2022, respectively.
Share-Based Awards
Total share-based compensation was as follows for each of the periods indicated:

	Three Months Ended
	December 31, 2022	January 1, 2022
Share-based compensation	$20.9	$7.3
Related tax benefit recognized	4.7	1.8

Contents	THE SCOTTS MIRACLE-GRO COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — (Continued)
(Dollars in millions, except per share data)
Stock Options
Details of the Company’s stock option activities are summarized below:

	No. of Options	Wtd. Avg. Exercise Price	Wtd. Avg. Remaining Life	Aggregate Intrinsic Value
Awards outstanding at September 30, 2022	528,471	$110.86	4.4 years
Granted	632,457	50.40
Forfeited	(6,947)	171.41
Awards outstanding at December 31, 2022	1,153,981	77.36	7.3 years	$—
Exercisable	385,375	65.37	2.7 years	—
The weighted-average fair value per share of each option granted during the three months ended December 31, 2022 was $13.67. No options were granted during the three months ended January 1, 2022. As of December 31, 2022, there was $3.5 of total unrecognized pre-tax compensation cost, net of estimated forfeitures, related to nonvested stock options that is expected to be recognized over a weighted-average period of 2.3 years. Cash received from the exercise of stock options, including amounts received from employee purchases under the employee stock purchase plan, was $0.6 and $0.9 for the three months ended December 31, 2022 and January 1, 2022, respectively.
The grant date fair value of stock option awards is estimated using a binomial model. Expected market price volatility is based on implied volatilities from traded options on Common Shares and historical volatility specific to the Common Shares. Historical data, including demographic factors impacting historical exercise behavior, is used to estimate stock option exercises and employee terminations within the valuation model. The risk-free rate for periods within the contractual life of the stock option is based on the U.S. Treasury yield curve in effect at the time of grant. The expected life of stock options is based on historical experience and expectations for grants outstanding. The weighted average assumptions for awards granted in fiscal 2023 are as follows:

Expected volatility	36.8%
Risk-free interest rate	4.3%
Expected dividend yield	3.9%
Expected life	6.1 years
Restricted stock-based awards
Restricted stock-based awards granted to employees and non-employee directors (including restricted stock units and deferred stock units) during the three months ended December 31, 2022 were as follows:

	No. of Units	Wtd. Avg. Grant Date Fair Value per Unit
Awards outstanding at September 30, 2022	320,575	$143.19
Granted	301,522	50.59
Vested	(2,319)	109.88
Forfeited	(13,345)	103.63
Awards outstanding at December 31, 2022	606,433	98.15
The weighted-average grant-date fair value of restricted stock-based awards granted was $50.59 and $154.34 per share for the three months ended December 31, 2022 and January 1, 2022, respectively. As of December 31, 2022, there was $20.8 of total unrecognized pre-tax compensation cost, net of estimated forfeitures, related to nonvested restricted stock-based awards that is expected to be recognized over a weighted-average period of 1.8 years.

Contents	THE SCOTTS MIRACLE-GRO COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — (Continued)
(Dollars in millions, except per share data)
Performance-based awards
Performance-based award activity during the three months ended December 31, 2022 was as follows (based on target award amounts):

	No. of Units	Wtd. Avg. Grant Date Fair Value per Unit
Awards outstanding at September 30, 2022	113,256	$130.94
Granted	591,309	63.61
Vested (a)	(124,261)	63.91
Forfeited	(3,806)	131.44
Awards outstanding at December 31, 2022	576,498	76.32
(a)     Vested at a weighted average of 100% of the target performance share units granted.
The weighted-average grant-date fair value of performance-based awards granted was $63.61 per share for the three months ended December 31, 2022. No performance-based awards were granted during the three months ended January 1, 2022. As of December 31, 2022, there was $30.8 of total unrecognized pre-tax compensation cost, net of estimated forfeitures, related to nonvested performance-based awards that is expected to be recognized over a weighted-average period of 0.8 years. The total fair value of performance-based units vested was $6.0 for the three months ended December 31, 2022.
Restricted shares issued to vendor
During the three months ended December 31, 2022, the Company issued 0.4 million restricted shares, with a grant date fair value of $51.43 per share, out of its treasury shares to a vendor in exchange for advertising services. As of December 31, 2022, there was $17.9 of total unrecognized pre-tax compensation cost related to these restricted shares that is expected to be recognized over the remainder of fiscal 2023.
NOTE 9. EARNINGS PER COMMON SHARE
The following table sets forth a reconciliation of the weighted average number of shares outstanding (in millions) used to calculate basic and diluted income per Common Share:

	Three Months Ended
	December 31, 2022	January 1, 2022
Net loss	$(64.7)	$(50.0)
Basic net loss per common share:
Weighted-average common shares outstanding during the period	55.5	55.4
Basic net loss per common share:	$(1.17)	$(0.90)
Diluted net loss per common share:
Weighted-average common shares outstanding during the period	55.5	55.4
Dilutive potential common shares	—	—
Weighted-average common shares outstanding during the period plus dilutive potential common shares	55.5	55.4
Diluted net loss per common share:	$(1.17)	$(0.90)

Antidilutive stock options outstanding	0.9	0.2
Diluted average common shares used in the diluted loss per common share calculation for the three months ended December 31, 2022 and January 1, 2022 were 55.5 million and 55.4 million, respectively, which excluded potential Common Shares of 0.2 million and 1.3 million, respectively, because the effect of their inclusion would be anti-dilutive as the Company incurred a net loss for the three months ended December 31, 2022 and January 1, 2022.

Contents	THE SCOTTS MIRACLE-GRO COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — (Continued)
(Dollars in millions, except per share data)
NOTE 10. INCOME TAXES
The effective tax rates for the three months ended December 31, 2022 and January 1, 2022 were 31.4% and 22.7%, respectively. The increase in the effective tax rate was driven by favorable discrete items recognized during the three months ended December 31, 2022, which increased the effective tax rate because the Company incurred a net loss during the period. The effective tax rate used for interim reporting purposes is based on management’s best estimate of factors impacting the effective tax rate for the full fiscal year and includes the impact of discrete items recognized in the quarter. There can be no assurance that the effective tax rate estimated for interim financial reporting purposes will approximate the effective tax rate determined at fiscal year-end.
Scotts Miracle-Gro or one of its subsidiaries files income tax returns in the U.S. federal jurisdiction and various state, local and foreign jurisdictions. Subject to the following exceptions, the Company is no longer subject to examination by these tax authorities for fiscal years prior to 2019. There are currently no ongoing audits with respect to the U.S. federal jurisdiction. With respect to the foreign jurisdictions, a German audit covering fiscal years 2014 through 2017 is in process. The Company is currently under examination by certain U.S. state and local tax authorities covering various periods from fiscal years 2017 through 2021. In addition to the aforementioned audits, certain other tax deficiency notices and refund claims for previous years remain unresolved.
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
Regulatory Matters
At December 31, 2022, $2.5 was accrued in the “Other liabilities” line in the Condensed Consolidated Balance Sheets for environmental actions, the majority of which are for site remediation. The Company believes that the amounts accrued are adequate to cover such known environmental exposures based on current facts and estimates of likely outcomes. Although it is reasonably possible that the costs to resolve such known environmental exposures will exceed the amounts accrued, any variation from accrued amounts is not expected to be material.
Other
The Company has been named as a defendant in a number of cases alleging injuries that the lawsuits claim resulted from exposure to asbestos-containing products, apparently based on the Company’s historic use of vermiculite in certain of its products. In many of these cases, the complaints are not specific about the plaintiffs’ contacts with the Company or its products. The cases vary, but complaints in these cases generally seek unspecified monetary damages (actual, compensatory, consequential and punitive) from multiple defendants. The Company believes that the claims against it are without merit and is vigorously defending against them. No accruals have been recorded in the Company’s condensed consolidated financial statements as the likelihood of a loss is not probable at this time; and the Company does not believe a reasonably possible loss would be material to, nor does it expect the ultimate resolution of these cases will have a material adverse effect on, the Company’s financial condition, results of operations or cash flows. There can be no assurance that future developments related to pending claims or claims filed in the future, whether as a result of adverse outcomes or as a result of significant defense costs, will not have a material effect on the Company’s financial condition, results of operations or cash flows.

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
Exchange Rate Risk Management
The Company uses currency forward contracts to manage the exchange rate risk associated with intercompany loans and certain other balances denominated in foreign currencies. Currency forward contracts are valued using observable forward rates in commonly quoted intervals for the full term of the contracts. The notional amount of outstanding currency forward contracts was $159.9, $164.2 and $178.6 at December 31, 2022, January 1, 2022 and September 30, 2022, respectively. Contracts outstanding at December 31, 2022 will mature over the next two fiscal quarters.
Interest Rate Risk Management
The Company enters into interest rate swap agreements as a means to hedge its variable interest rate risk on debt instruments. Net amounts to be received or paid under the swap agreements are reflected as adjustments to interest expense. The Company has outstanding interest rate swap agreements with major financial institutions that effectively convert a portion of the Company’s variable-rate debt to a fixed rate. Interest rate swap agreements are valued based on the present value of the estimated future net cash flows using implied rates in the applicable yield curve as of the valuation date. Swap agreements that were hedging interest payments as of December 31, 2022, January 1, 2022 and September 30, 2022 had a maximum total U.S. dollar equivalent notional amount of $800.0, $600.0 and $800.0, respectively. Refer to “NOTE 7. DEBT” for the terms of the swap agreements outstanding at December 31, 2022. Included in the AOCL balance at December 31, 2022 was a gain of $10.5 related to interest rate swap agreements that is expected to be reclassified to earnings during the next twelve months, consistent with the timing of the underlying hedged transactions.
Commodity Price Risk Management
The Company enters into hedging arrangements designed to fix the price of a portion of its projected future urea and diesel requirements. Commodity contracts are valued using observable commodity exchange prices in active markets. Included in the AOCL balance at December 31, 2022 was a gain of $4.1 related to commodity hedges that is expected to be reclassified to earnings during the next twelve months, consistent with the timing of the underlying hedged transactions.
The Company had the following outstanding commodity contracts that were entered into to hedge forecasted purchases:

Commodity	December 31, 2022	January 1, 2022	September 30, 2022
Urea	27,000 tons	58,500 tons	54,000 tons
Diesel	2,058,000 gallons	4,662,000 gallons	3,150,000 gallons
Heating Oil	1,092,000 gallons	2,184,000 gallons	1,218,000 gallons

Contents	THE SCOTTS MIRACLE-GRO COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — (Continued)
(Dollars in millions, except per share data)
Fair Values of Derivative Instruments
The fair values of the Company’s derivative instruments, which represent Level 2 fair value measurements, were as follows:

		Assets / (Liabilities)
Derivatives Designated as Hedging Instruments	Balance Sheet Location	December 31, 2022	January 1, 2022	September 30, 2022
Interest rate swap agreements	Prepaid and other current assets	$14.2	$—	$12.8
	Other assets	16.1	5.2	18.2
	Other current liabilities	—	(4.3)	—
	Other liabilities	—	(0.6)	—
Commodity hedging instruments	Prepaid and other current assets	0.3	9.6	2.4
	Other current liabilities	(2.4)	—	—
Total derivatives designated as hedging instruments		$28.2	$9.9	$33.4

Derivatives Not Designated as Hedging Instruments	Balance Sheet Location
Currency forward contracts	Prepaid and other current assets	$0.6	$1.1	$3.4
	Other current liabilities	(0.8)	(0.2)	—
Commodity hedging instruments	Prepaid and other current assets	0.7	1.2	0.4
Total derivatives not designated as hedging instruments		0.5	2.1	3.8
Total derivatives		$28.7	$12.0	$37.2

The effect of derivative instruments on AOCL, net of tax, and the Condensed Consolidated Statements of Operations for each of the periods presented was as follows:

Derivatives in Cash Flow Hedging Relationships	Amount of Gain / (Loss) Recognized in AOCL
	Three Months Ended
	December 31, 2022	January 1, 2022
Interest rate swap agreements	$0.5	$2.8
Commodity hedging instruments	(5.3)	6.8
Total	$(4.8)	$9.6

Derivatives in Cash Flow Hedging Relationships	Reclassified from AOCL into Statement of Operations	Amount of Gain / (Loss)
		Three Months Ended
		December 31, 2022	January 1, 2022
Interest rate swap agreements	Interest expense	$1.4	$(0.8)
Commodity hedging instruments	Cost of sales	2.3	1.0
Total		$3.7	$0.2

Derivatives Not Designated as Hedging Instruments	Recognized in Statement of Operations	Amount of Gain / (Loss)
		Three Months Ended
		December 31, 2022	January 1, 2022
Currency forward contracts	Other income / expense, net	$(11.3)	$1.0
Commodity hedging instruments	Cost of sales	1.5	0.6
Total		$(9.8)	$1.6

Contents	THE SCOTTS MIRACLE-GRO COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — (Continued)
(Dollars in millions, except per share data)
NOTE 13. FAIR VALUE MEASUREMENTS
The following table summarizes the fair value of the Company’s assets and liabilities for which disclosure of fair value is required:

		December 31, 2022		January 1, 2022		September 30, 2022
	Fair Value Hierarchy Level	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Assets
Cash equivalents	Level 1	$1.9	$1.9	$1.6	$1.6	$64.3	$64.3
Other
Investment securities in non-qualified retirement plan assets	Level 1	37.7	37.7	50.1	50.1	38.4	38.4
Convertible debt investments	Level 3	91.2	91.2	191.3	191.3	117.0	117.0

Liabilities
Debt instruments
Credit facilities – revolving loans	Level 2	681.5	681.5	856.5	856.5	300.5	300.5
Credit facilities – term loans	Level 2	962.5	962.5	660.0	660.0	975.0	975.0
Senior Notes due 2031 – 4.000%	Level 2	500.0	375.6	500.0	495.0	500.0	350.6
Senior Notes due 2032 – 4.375%	Level 2	400.0	303.0	400.0	399.0	400.0	284.0
Senior Notes due 2029 – 4.500%	Level 2	450.0	364.5	450.0	468.6	450.0	325.7
Senior Notes due 2026 – 5.250%	Level 2	250.0	236.3	250.0	256.6	250.0	230.0
Receivables facility	Level 2	161.0	161.0	94.0	94.0	75.0	75.0
Other debt	Level 2	3.8	3.8	20.6	20.6	12.7	12.7
Changes in the balance of Level 3 convertible debt investments carried at fair value are presented below. There were no transfers into or out of Level 3.

	Three Months Ended
	December 31, 2022	January 1, 2022
Fair value at beginning of period	$117.0	$190.3
Total realized / unrealized gains included in net earnings	1.0	0.8
Total realized / unrealized gains (losses) included in OCI	(26.8)	0.2
Fair value at end of period	$91.2	$191.3
The amortized cost basis of convertible debt investments was $223.0, $194.2 and $222.1 at December 31, 2022, January 1, 2022 and September 30, 2022, respectively. At December 31, 2022, January 1, 2022 and September 30, 2022, gross unrealized losses on convertible debt investments were $131.9, $2.9 and $105.1, respectively. These investments have been in a continuous unrealized loss position for greater than 12 months as of December 31, 2022. The decline in fair value of the convertible debt investments is related to a decline in the value of the underlying conversion options and is not reflective of a credit risk associated with the notes. The Company believes it will recover its cost basis in the convertible debt securities and that the Company has the ability to hold the securities until they recover in value and had no intent to sell or convert them at December 31, 2022.

Contents	THE SCOTTS MIRACLE-GRO COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — (Continued)
(Dollars in millions, except per share data)
NOTE 14. LEASES
The Company leases certain property and equipment from third parties under various non-cancelable lease agreements, including industrial, commercial and office properties and equipment that support the management, manufacturing, distribution and research and development of products marketed and sold by the Company. The lease agreements generally require that the Company pay taxes, insurance and maintenance expenses related to the leased assets. At December 31, 2022, the Company had entered into operating leases that were yet to commence with a combined total expected lease liability of $49.8. From time to time, the Company will sublease portions of its facilities, resulting in sublease income. Sublease income and the related cash flows were not material to the condensed consolidated financial statements for the three months ended December 31, 2022 and January 1, 2022.
The Company leases certain vehicles (primarily cars and light trucks) under agreements that are cancellable after the first year, but typically continue on a month-to-month basis until canceled by the Company. The vehicle leases and certain other non-cancelable operating leases contain residual value guarantees that create a contingent obligation on the part of the Company to compensate the lessor if the leased asset cannot be sold for an amount in excess of a specified minimum value at the conclusion of the lease term. If all such vehicle leases had been canceled as of December 31, 2022, the Company’s residual value guarantee would have approximated $3.9.
Supplemental balance sheet information related to the Company’s leases was as follows:

	Balance Sheet Location	December 31, 2022	January 1, 2022	September 30, 2022
Operating leases:
Right-of-use assets	Other assets	$281.2	$294.4	$288.9

Current lease liabilities	Other current liabilities	76.5	70.2	76.2
Non-current lease liabilities	Other liabilities	216.4	232.8	223.2
Total operating lease liabilities		$292.9	$303.0	$299.4

Finance leases:
Right-of-use assets	Property, plant and equipment, net	$16.4	$29.8	$26.4

Current lease liabilities	Current portion of debt	1.9	5.9	6.4
Non-current lease liabilities	Long-term debt	16.6	26.0	22.5
Total finance lease liabilities		$18.5	$31.9	$28.9
Components of lease cost were as follows:

	Three Months Ended
	December 31, 2022	January 1, 2022
Operating lease cost (a)	$22.2	$20.9
Variable lease cost	6.5	9.7

Finance lease cost
Amortization of right-of-use assets	1.4	1.6
Interest on lease liabilities	0.3	0.3
Total finance lease cost	$1.7	$1.9
(a)Operating lease cost includes amortization of right-of-use assets of $19.0 and $17.6 for the three months ended December 31, 2022 and January 1, 2022, respectively. Short-term lease expense is excluded from operating lease cost and is not material.

Contents	THE SCOTTS MIRACLE-GRO COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — (Continued)
(Dollars in millions, except per share data)
Supplemental cash flow information and non-cash activity related to the Company’s leases were as follows:

	Three Months Ended
	December 31, 2022	January 1, 2022
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases, net	$22.2	$20.2
Operating cash flows from finance leases	0.3	0.3
Financing cash flows from finance leases	1.3	1.4

Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$16.5	$20.6
Weighted-average remaining lease term and discount rate for the Company’s leases were as follows:

December 31, 2022
Weighted-average remaining lease term (in years):
Operating leases	4.7
Finance leases	9.9

Weighted-average discount rate:
Operating leases	3.6%
Finance leases	4.4%
Maturities of lease liabilities by fiscal year for the Company’s leases as of December 31, 2022 were as follows:

Year	Operating Leases	Finance Leases
2023 (remainder of the year)	$65.3	$2.0
2024	80.7	2.6
2025	63.9	2.6
2026	44.1	2.2
2027	20.4	1.9
Thereafter	47.3	11.8
Total lease payments	321.7	23.1
Less: Imputed interest	(28.8)	(4.6)
Total lease liabilities	$292.9	$18.5
NOTE 15. RETIREMENT PLANS
During the three months ended December 31, 2022, a defined benefit pension plan associated with the former business in the United Kingdom entered into a buy-in insurance policy in exchange for a premium payment of $75.9, which is subject to adjustment as a result of subsequent data cleansing activities. Under the terms of this buy-in insurance policy, the insurer is liable to pay the benefits to the plan but the plan still retains full legal responsibility to pay the benefits to plan participants using the insurance payments. The buy-in policy will be treated as an asset of the plan going forward until such time as the buy-in policy is converted to a buy-out policy, which is when individual insurance policies will be assigned to each plan participant and the plan will no longer have legal responsibility to pay the benefits to the plan participants.

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
The performance of each reportable segment is evaluated based on several factors, including income (loss) before income taxes, amortization, impairment, restructuring and other charges (“Segment Profit (Loss)”). Senior management uses Segment Profit (Loss) to evaluate segment performance because the Company believes this measure is indicative of performance trends and the overall earnings potential of each segment.
The following tables present financial information for the Company’s reportable segments for the periods indicated:

	Three Months Ended
	December 31, 2022	January 1, 2022
Net Sales:
U.S. Consumer	$369.0	$342.4
Hawthorne	131.5	190.6
Other	26.1	33.0
Consolidated	$526.6	$566.0

Segment Profit (Loss):
U.S. Consumer	$31.3	$10.7
Hawthorne	(16.2)	(5.3)
Other	1.4	1.3
Total Segment Profit	16.5	6.7
Corporate	(31.9)	(31.4)
Intangible asset amortization	(7.7)	(8.9)
Impairment, restructuring and other	(18.7)	(1.8)
Equity in loss of unconsolidated affiliates	(11.4)	(7.3)
Interest expense	(42.7)	(23.8)
Other non-operating income, net	1.6	1.8
Loss before income taxes	$(94.3)	$(64.7)

Contents	THE SCOTTS MIRACLE-GRO COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — (Continued)
(Dollars in millions, except per share data)
The following table presents net sales by product category for the periods indicated:

	Three Months Ended
	December 31, 2022	January 1, 2022
U.S. Consumer:
Lawn care	$145.4	$123.8
Growing media and mulch	97.1	80.0
Controls	58.2	54.8
Roundup® marketing agreement	20.3	20.8
Other, primarily gardening	48.0	63.0
Hawthorne:
Lighting	50.3	48.8
Growing environments	25.5	46.0
Nutrients	22.8	35.9
Growing media	17.8	29.9
Other, primarily hardware	15.1	30.0
Other:
Growing media	15.4	15.0
Lawn care	2.6	2.6
Other, primarily gardening and controls	8.1	15.4
Total net sales	$526.6	$566.0

The following table presents net sales by geographic area for the periods indicated:

	Three Months Ended
	December 31, 2022	January 1, 2022
Net sales:
United States	$465.0	$506.7
International	61.6	59.3
	$526.6	$566.0

Contents	THE SCOTTS MIRACLE-GRO COMPANY
(Dollars in millions, except per share data)
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The purpose of this Management’s Discussion and Analysis (“MD&A”) is to provide an understanding of our financial condition and results of operations by focusing on changes in certain key measures from year-to-year. This MD&A includes the following sections:
•Executive summary
•Results of operations
•Segment results
•Liquidity and capital resources
•Regulatory matters
•Critical accounting policies and estimates
This MD&A should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in Scotts Miracle-Gro’s Annual Report on Form 10-K for the fiscal year ended September 30, 2022 (the “2022 Annual Report”) and our condensed consolidated financial statements included in this Quarterly Report on Form 10-Q.
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
Through our U.S. Consumer and Other segments, we are the leading manufacturer and marketer of branded consumer lawn and garden products in North America. Our products are marketed under some of the most recognized brand names in the industry. Our key consumer lawn and garden brands include Scotts® and Turf Builder® lawn fertilizer and Scotts® grass seed products; Miracle-Gro® soil, plant food and gardening products; Ortho® herbicide and pesticide products; and Tomcat® rodent control and animal repellent products. We also have a presence in similar branded consumer products in China. We are the exclusive agent of Monsanto for the marketing and distribution of certain of Monsanto’s consumer Roundup® branded products within the United States and certain other specified countries. In addition, we have an equity interest in Bonnie Plants, LLC, a joint venture with AFC focused on planting, growing, developing, distributing, marketing and selling live plants.
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
(Dollars in millions, except per share data)
Recent Events
During fiscal 2022, we began implementing a series of Company-wide organizational changes and initiatives intended to create operational and management-level efficiencies. As part of this restructuring initiative, we are reducing the size of our supply chain network, reducing staffing levels and implementing other cost-reduction initiatives. These activities are expected to deliver $185.0 of annualized savings in fiscal 2023 with line of sight to additional savings through fiscal 2024. Costs incurred from the inception of this restructuring initiative through December 31, 2022 were $79.8, primarily related to employee termination benefits, facility closure costs and impairment of property, plant and equipment.
RESULTS OF OPERATIONS
The following table sets forth the components of earnings as a percentage of net sales for the three months ended December 31, 2022 and January 1, 2022:

	December 31, 2022	% of Net Sales	January 1, 2022	% of Net Sales
Net sales	$526.6	100.0%	$566.0	100.0%
Cost of sales	420.6	79.9	447.3	79.0
Cost of sales—impairment, restructuring and other	10.3	2.0	—	—
Gross margin	95.7	18.2	118.7	21.0
Operating expenses:
Selling, general and administrative	128.5	24.4	154.1	27.2
Impairment, restructuring and other	8.5	1.6	1.8	0.3
Other (income) expense, net	0.5	0.1	(1.8)	(0.3)
Income (loss) from operations	(41.8)	(7.9)	(35.4)	(6.3)
Equity in (income) loss of unconsolidated affiliates	11.4	2.2	7.3	1.3
Interest expense	42.7	8.1	23.8	4.2
Other non-operating (income) expense, net	(1.6)	(0.3)	(1.8)	(0.3)
Income (loss) before income taxes	(94.3)	(17.9)	(64.7)	(11.4)
Income tax expense (benefit)	(29.6)	(5.6)	(14.7)	(2.6)
Net income (loss)	$(64.7)	(12.3)%	$(50.0)	(8.8)%
The sum of the components may not equal due to rounding.

Net Sales
Net sales for the three months ended December 31, 2022 were $526.6, a decrease of 7.0% from net sales of $566.0 for the three months ended January 1, 2022. Factors contributing to the change in net sales are outlined in the following table:

Three Months Ended
December 31, 2022
Volume and mix	(16.4)%
Foreign exchange rates	(1.2)
Pricing	9.6
Acquisitions	1.0
Change in net sales	(7.0)%

Contents	THE SCOTTS MIRACLE-GRO COMPANY
(Dollars in millions, except per share data)
The decrease in net sales for the three months ended December 31, 2022 as compared to the three months ended January 1, 2022 was primarily driven by:
•decreased sales volume driven by hardware, lighting, nutrients, growing media and growing environments products in our Hawthorne segment; and lawn care and plant food products in our U.S. Consumer segment; and
•the unfavorable impact of foreign exchange rates as a result of the strengthening of the U.S. dollar relative to the euro and the Canadian dollar;
•partially offset by increased pricing in our U.S. Consumer, Hawthorne and Other segments; and
•the addition of net sales from acquisitions in our Hawthorne segment.
Cost of Sales
The following table shows the major components of cost of sales for the periods indicated:

	Three Months Ended
	December 31, 2022	January 1, 2022
Materials	$224.6	$235.9
Distribution and warehousing	103.3	115.1
Manufacturing labor and overhead	77.5	76.7
Costs associated with Roundup® marketing agreement	15.2	19.6
Cost of sales	420.6	447.3
Cost of sales—impairment, restructuring and other	10.3	—
	$430.9	$447.3
Factors contributing to the change in cost of sales are outlined in the following table:

Three Months Ended
December 31, 2022
Volume, mix and other	$(36.4)
Foreign exchange rates	(6.1)
Costs associated with Roundup® marketing agreement	(4.4)
Material cost changes	20.2
(26.7)
Impairment, restructuring and other	10.3
Change in cost of sales	$(16.4)
The decrease in cost of sales for the three months ended December 31, 2022 as compared to the three months ended January 1, 2022 was primarily driven by:
•lower sales volume and mix in our U.S. Consumer and Hawthorne segments;
•the favorable impact of foreign exchange rates as a result of the strengthening of the U.S. dollar relative to the euro and the Canadian dollar; and
•a decrease in costs associated with the Roundup® marketing agreement;
•partially offset by higher material costs in our U.S. Consumer and Hawthorne segments; and
•an increase in impairment, restructuring and other charges.

Contents	THE SCOTTS MIRACLE-GRO COMPANY
(Dollars in millions, except per share data)
Gross Margin
As a percentage of net sales, our gross margin rate was 18.2% and 21.0% for the three months ended December 31, 2022 and January 1, 2022, respectively. Factors contributing to the change in gross margin rate are outlined in the following table:

Three Months Ended
December 31, 2022
Volume, mix and other	(7.1)%
Material costs	(4.2)
Pricing	9.8
Roundup® commissions and reimbursements	0.6
(0.9)%
Impairment, restructuring and other	(1.9)
Change in gross margin rate	(2.8)%
The decrease in gross margin rate for the three months ended December 31, 2022 as compared to the three months ended January 1, 2022 was primarily driven by:
•unfavorable leverage of fixed costs driven by lower sales volume in our Hawthorne segment and decreased production in our U.S. Consumer segment;
•higher material costs in our U.S. Consumer and Hawthorne segments; and
•an increase in impairment, restructuring and other charges;
•partially offset by increased pricing in our U.S. Consumer, Hawthorne and Other segments.
Selling, General and Administrative Expenses
The following table sets forth the components of selling, general and administrative expenses (“SG&A”) for the periods indicated:

	Three Months Ended
	December 31, 2022	January 1, 2022
Share-based compensation	$18.8	$7.3
Advertising	15.3	18.3
Research and development	8.9	12.5
Amortization of intangibles	7.1	7.4
Other selling, general and administrative	78.4	108.6
	$128.5	$154.1
SG&A decreased $25.6, or 16.6%, during the three months ended December 31, 2022 compared to the three months ended January 1, 2022. Advertising expense decreased $3.0, or 16.4%, due to the timing of media spending in our U.S. Consumer segment. Share-based compensation expense, which excludes certain advertising expenses paid for in Common Shares, increased $11.5, or 157.5%, driven by short-term variable incentive compensation that was provided to employees as share-based awards for fiscal 2023 in lieu of a cash-based program, as well as expense associated with certain annual awards that were granted during the first quarter of fiscal 2023 as compared to the second quarter of fiscal 2022. Other SG&A decreased $30.2, or 27.8%, due to reductions in staffing levels and other cost-reduction initiatives.

Contents	THE SCOTTS MIRACLE-GRO COMPANY
(Dollars in millions, except per share data)
Impairment, Restructuring and Other
Activity described herein is classified within the “Cost of sales—impairment, restructuring and other” and “Impairment, restructuring and other” lines in the Condensed Consolidated Statements of Operations. The following table details impairment, restructuring and other charges for each of the periods presented:

	Three Months Ended
	December 31, 2022	January 1, 2022
Cost of sales—impairment, restructuring and other:
Restructuring and other charges, net	$7.1	$—
Property, plant and equipment impairments	3.2	—
Operating expenses:
Restructuring and other charges, net	8.5	1.8
Impairment, restructuring and other charges	$18.8	$1.8
During fiscal 2022, we began implementing a series of organizational changes and initiatives intended to create operational and management-level efficiencies. As part of this restructuring initiative, we are reducing the size of our supply chain network, reducing staffing levels and implementing other cost-reduction initiatives. During the three months ended December 31, 2022, we incurred costs of $14.5 associated with this restructuring initiative primarily related to employee termination benefits, facility closure costs and impairment of property, plant and equipment. We incurred costs of $1.0 in our U.S. Consumer segment and $8.4 in our Hawthorne segment in the “Cost of sales—impairment, restructuring and other” line in the Condensed Consolidated Statements of Operations during the three months ended December 31, 2022. We incurred costs of $0.2 in our U.S. Consumer segment, $1.0 in our Hawthorne segment, $0.1 in our Other segment and $3.8 at Corporate in the “Impairment, restructuring and other” line in the Condensed Consolidated Statements of Operations during the three months ended December 31, 2022. Costs incurred from the inception of this restructuring initiative through December 31, 2022 were $44.7 for our Hawthorne segment, $22.8 for our U.S. Consumer segment, $0.8 for our Other segment and $11.5 for Corporate. We continue to evaluate additional network and organizational changes, which, if executed, may result in additional restructuring charges in future periods.
Other (Income) Expense, net
Other (income) expense is comprised of activities such as royalty income from the licensing of certain of our brand names and foreign exchange transaction gains and losses. Other (income) expense was $0.5 and $(1.8) for the three months ended December 31, 2022 and January 1, 2022, respectively. The change was primarily due to foreign exchange transaction gains and losses.
Loss from Operations
Loss from operations was $41.8 for the three months ended December 31, 2022, an increase of 18.1% compared to $35.4 for the three months ended January 1, 2022. The increase in loss from operations was driven by lower net sales, a decrease in gross margin rate, lower other income and higher impairment, restructuring and other charges, partially offset by lower SG&A.
Equity in Loss of Unconsolidated Affiliates
We recorded equity in loss of unconsolidated affiliates associated with Bonnie Plants, LLC of $11.4 and $7.3 during the three months ended December 31, 2022 and January 1, 2022, respectively. We anticipated a net loss for Bonnie Plants, LLC in the first quarter due to the seasonal nature of its business, in which sales are heavily weighted to the spring and summer selling periods during our second and third fiscal quarters.
Interest Expense
Interest expense was $42.7 for the three months ended December 31, 2022, an increase of 79.4% compared to $23.8 for the three months ended January 1, 2022. The increase was driven by higher average borrowings of $652.4 and an increase in our weighted average interest rate of 160 basis points. The increase in average borrowings was due to higher inventory production, capital expenditures, acquisition activity and repurchases of our Common Shares. The increase in our weighted average interest rate was primarily driven by higher borrowing rates on the Sixth A&R Credit Agreement.

Contents	THE SCOTTS MIRACLE-GRO COMPANY
(Dollars in millions, except per share data)
Income Tax Benefit
The effective tax rates for the three months ended December 31, 2022 and January 1, 2022 were 31.4% and 22.7%, respectively. The increase in the effective tax rate was driven by favorable discrete items recognized during the three months ended December 31, 2022, which increased the effective tax rate because we incurred a net loss during the period. The effective tax rate used for interim purposes is based on our best estimate of factors impacting the effective tax rate for the full fiscal year. Factors affecting the estimated effective tax rate include assumptions as to income by jurisdiction (domestic and foreign), the availability and utilization of tax credits and the existence of elements of income and expense that may not be taxable or deductible. The estimated effective tax rate is subject to revision in later interim periods and at fiscal year-end as facts and circumstances change during the course of the fiscal year. There can be no assurance that the effective tax rate estimated for interim financial reporting purposes will approximate the effective tax rate determined at fiscal year-end.
Net Loss
Net loss was $64.7, or $1.17 per diluted share, for the three months ended December 31, 2022 compared to $50.0, or $0.90 per diluted share, for the three months ended January 1, 2022. The increase in net loss was driven by lower net sales, a decrease in gross margin rate, lower other income, higher interest expense, higher equity in loss of unconsolidated affiliates and higher impairment, restructuring and other charges, partially offset by lower SG&A.
Diluted average common shares used in the diluted loss per common share calculation for the three months ended December 31, 2022 and January 1, 2022 were 55.5 million and 55.4 million, respectively, which excluded potential Common Shares of 0.2 million and 1.3 million, respectively, because the effect of their inclusion would be anti-dilutive as we incurred a net loss for the three months ended December 31, 2022 and January 1, 2022.
SEGMENT RESULTS
The performance of each reportable segment is evaluated based on several factors, including income (loss) before income taxes, amortization, impairment, restructuring and other charges (“Segment Profit (Loss)”), which is a non-GAAP financial measure. Senior management uses Segment Profit (Loss) to evaluate segment performance because they believe this measure is indicative of performance trends and the overall earnings potential of each segment.
The following table sets forth net sales by segment:

	Three Months Ended
	December 31, 2022	January 1, 2022
U.S. Consumer	$369.0	$342.4
Hawthorne	131.5	190.6
Other	26.1	33.0
Consolidated	$526.6	$566.0

Contents	THE SCOTTS MIRACLE-GRO COMPANY
(Dollars in millions, except per share data)
The following table sets forth Segment Profit (Loss) as well as a reconciliation to loss before income taxes, the most directly comparable GAAP measure:

	Three Months Ended
	December 31, 2022	January 1, 2022
U.S. Consumer	$31.3	$10.7
Hawthorne	(16.2)	(5.3)
Other	1.4	1.3
Total Segment Profit (Non-GAAP)	16.5	6.7
Corporate	(31.9)	(31.4)
Intangible asset amortization	(7.7)	(8.9)
Impairment, restructuring and other	(18.7)	(1.8)
Equity in loss of unconsolidated affiliates	(11.4)	(7.3)
Interest expense	(42.7)	(23.8)
Other non-operating income, net	1.6	1.8
Loss before income taxes (GAAP)	$(94.3)	$(64.7)
U.S. Consumer
U.S. Consumer segment net sales were $369.0 in the first quarter of fiscal 2023, an increase of 7.8% from first quarter of fiscal 2022 net sales of $342.4. The increase was driven by increased pricing of 13.0%, partially offset by unfavorable volume and mix of 5.3%. The impact of volume and mix was driven by lower sales of lawn care and plant food products.
U.S. Consumer Segment Profit was $31.3 in the first quarter of fiscal 2023, an increase of 192.5% from the first quarter of fiscal 2022 Segment Profit of $10.7. The increase was due to higher net sales, a higher gross margin rate and lower SG&A.
Hawthorne
Hawthorne segment net sales were $131.5 in the first quarter of fiscal 2023, a decrease of 31.0% from first quarter of fiscal 2022 net sales of $190.6. The decrease was driven by lower sales volume of 36.2% and unfavorable foreign exchange rates of 2.6%, partially offset by increased pricing of 4.6% and acquisitions of 3.1%. The decrease in sales volume was driven by hardware, lighting, nutrients, growing media and growing environments products.
Hawthorne Segment Loss was $16.2 in the first quarter of fiscal 2023, an increase from first quarter of fiscal 2022 Segment Loss of $5.3. The increase was driven by lower net sales and a lower gross margin rate, partially offset by lower SG&A.
Other
Other segment net sales were $26.1 in the first quarter of fiscal 2023, a decrease of 20.9% from the first quarter of fiscal 2022 net sales of $33.0. The decrease was driven by lower sales volume of 18.7% and unfavorable foreign exchange rates of 5.3%, partially offset by increased pricing of 3.7%.
Other Segment Profit was $1.4 in the first quarter of fiscal 2023, an increase of 7.7% from the first quarter of fiscal 2022 Segment Profit of $1.3. The increase was driven by lower SG&A, partially offset by lower net sales and a lower gross margin rate.
Corporate
Corporate expenses were $31.9 in the first quarter of fiscal 2023, an increase of 1.6% from first quarter of fiscal 2022 expenses of $31.4. The increase was driven by higher share-based compensation expense partially offset by reductions in staffing levels and other cost-reduction initiatives.

Contents	THE SCOTTS MIRACLE-GRO COMPANY
(Dollars in millions, except per share data)
LIQUIDITY AND CAPITAL RESOURCES
The following table summarizes cash activities:

	Three Months Ended
	December 31, 2022	January 1, 2022
Net cash used in operating activities	$(431.6)	$(765.1)
Net cash used in investing activities	(36.0)	(245.2)
Net cash provided by financing activities	406.2	782.6
Operating Activities
Cash used in operating activities totaled $431.6 for the three months ended December 31, 2022, a decrease of $333.5 as compared to $765.1 for the three months ended January 1, 2022. This decrease was driven by lower inventory production, accounts payable timing, lower short-term variable cash incentive compensation payouts and higher income tax refunds received, partially offset by higher accounts receivable, higher interest payments and higher payments associated with restructuring activities. Higher accounts receivable is driven by the timing of sales. Accounts payable timing is driven by the favorable impact of extended payment terms with vendors across the U.S. Consumer and Hawthorne segments for payments originally due in the final weeks of the first quarter of fiscal 2023 that were paid in the second quarter of fiscal 2023.
Investing Activities
Cash used in investing activities totaled $36.0 for the three months ended December 31, 2022, a decrease of $209.2 as compared to $245.2 for the three months ended January 1, 2022. Cash used for investments in property, plant and equipment during the first three months of fiscal 2023 and 2022 was $29.6 and $46.1, respectively. In addition, we had other investing cash outflows of $6.4, primarily associated with currency forward contracts, during the three months ended December 31, 2022. During the three months ended January 1, 2022, we completed the acquisitions of Luxx Lighting, Inc. and True Liberty Bags in exchange for cash payments of $202.5, as well as the issuance of 0.1 million Common Shares, a non-cash investing and financing activity, with a fair value of $21.0 based on the share price at the time of payment. In addition, we received cash of $3.4 associated with currency forward contracts during the three months ended January 1, 2022.
Financing Activities
Cash provided by financing activities totaled $406.2 for the three months ended December 31, 2022 as compared $782.6 for the three months ended January 1, 2022. During the three months ended December 31, 2022, we had net borrowings under our credit facilities of $443.0 and paid dividends of $36.6. During the three months ended January 1, 2022, we had net borrowings under our credit facilities of $948.3, paid dividends of $37.1 and repurchased Common Shares for $129.5.
Share Repurchases
On February 6, 2020, Scotts Miracle-Gro announced that its Board of Directors authorized the repurchase of up to $750.0 of Common Shares from April 30, 2020 through March 25, 2023. During the three months ended December 31, 2022 and January 1, 2022, Scotts Miracle-Gro repurchased 0.0 million and 0.8 million Common Shares under this share repurchase authorization for $0.0 and $125.0, respectively. For the three months ended December 31, 2022 and January 1, 2022, we also paid cash of $0.8 and $4.5, respectively, to tax authorities to satisfy statutory income tax withholding obligations related to share-based compensation, and these payments are classified as share repurchases in the Condensed Consolidated Statements of Cash Flows.
Cash and Cash Equivalents
Our cash and cash equivalents were held in cash depository accounts with major financial institutions around the world or invested in high-quality, short-term liquid investments having original maturities of three months or less. The cash and cash equivalents balances of $25.6, $16.4 and $86.8 as of December 31, 2022, January 1, 2022 and September 30, 2022, respectively, included $11.6, $8.7 and $4.2, respectively, held by controlled foreign corporations. As of December 31, 2022, we maintain our assertion of indefinite reinvestment of the earnings of all material foreign subsidiaries.

Contents	THE SCOTTS MIRACLE-GRO COMPANY
(Dollars in millions, except per share data)
Borrowing Agreements
Credit Facilities
Our primary sources of liquidity are cash generated by operations and borrowings under our credit facilities, which are guaranteed by substantially all of Scotts Miracle-Gro’s domestic subsidiaries. On April 8, 2022, we entered into the Sixth A&R Credit Agreement, providing the Company and certain of its subsidiaries with five-year senior secured loan facilities in the aggregate principal amount of $2,500.0, comprised of a revolving credit facility of $1,500.0 and a term loan in the original principal amount of $1,000.0. The Sixth A&R Credit Agreement will terminate on April 8, 2027. The Sixth A&R Credit Facilities are available for the issuance of letters of credit up to $100.0. The terms of the Sixth A&R Credit Agreement include customary representations and warranties, affirmative and negative covenants, financial covenants, and events of default.
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
On June 8, 2022, we entered into the Amendment to the Sixth A&R Credit Agreement. The Amendment increases the maximum permitted leverage ratio for the quarterly leverage covenant during the Leverage Adjustment Period. The Amendment also increases the interest rate applicable to borrowings under the revolving credit facility by 35 bps and the term loan facility by 50 bps, and increases the annual facility fee rate on the revolving credit facility by 15 bps, in each case, when our quarterly-tested leverage ratio exceeds 4.75. Additionally, the Amendment limits our ability to declare or pay any discretionary dividends, distributions or other restricted payments during the Leverage Adjustment Period to only the payment of (i) regularly scheduled cash dividends to holders of our Common Shares in an aggregate amount not to exceed $225.0 per fiscal year and (ii) other dividends, distributions or other restricted payments in an aggregate amount not to exceed $25.0. The Amendment also requires pro forma compliance with certain leverage levels specified in the Amendment with respect to our ability to consummate certain acquisitions and incur debt.
At December 31, 2022, we had letters of credit outstanding in the aggregate principal amount of $5.0 and had $813.5 of borrowing availability under the Sixth A&R Credit Agreement. The weighted average interest rates on average borrowings under the credit facilities were 6.6% and 1.8% for the three months ended December 31, 2022 and January 1, 2022, respectively.
The Sixth A&R Credit Agreement contains, among other obligations, an affirmative covenant regarding our leverage ratio determined as of the end of each of our fiscal quarters calculated as average total indebtedness, divided by our earnings before interest, taxes, depreciation and amortization, as adjusted pursuant to the terms of the Sixth A&R Credit Agreement (“Adjusted EBITDA”). Pursuant to the Amendment, the maximum permitted leverage ratio is (i) 6.25 for the third quarter of fiscal 2022 through the first quarter of fiscal 2023, (ii) 6.50 for the second and third quarters of fiscal 2023, (iii) 6.25 for the fourth quarter of fiscal 2023 and the first quarter of fiscal 2024, (iv) 5.50 for the second quarter of fiscal 2024, and (v) 4.50 for the third quarter of fiscal 2024 and thereafter. Our leverage ratio was 5.90 at December 31, 2022. The Sixth A&R Credit Agreement also contains an affirmative covenant regarding our interest coverage ratio determined as of the end of each of our fiscal quarters. The interest coverage ratio is calculated as Adjusted EBITDA divided by interest expense, as described in the Sixth A&R Credit Agreement, and excludes costs related to refinancings. The minimum required interest coverage ratio is 3.00. Our interest coverage ratio was 4.36 for the twelve months ended December 31, 2022.

Contents	THE SCOTTS MIRACLE-GRO COMPANY
(Dollars in millions, except per share data)
As of December 31, 2022, we were in compliance with all applicable covenants in the agreements governing our debt. Based on our projections of financial performance for the twelve-month period subsequent to the date of the filing of the financial statements on Form 10-Q, we expect to remain in compliance with the financial covenants under the Sixth A&R Credit Agreement. However, our assessment of our ability to meet our future obligations is inherently subjective, judgment-based, and susceptible to change based on future events. A covenant violation may result in an event of default. Such a default would allow the lenders under the Sixth A&R Credit Agreement to accelerate the maturity of the indebtedness thereunder and would also implicate cross-default provisions under the Senior Notes and cause the Senior Notes to become due and payable at that time. As of December 31, 2022, our indebtedness under the Sixth A&R Credit Agreement and Senior Notes was $3,244.0. We do not have sufficient cash on hand or available liquidity that can be utilized to repay these outstanding amounts in the event of default.
As part of our contingency planning to address potential future circumstances that could result in noncompliance, we have contemplated alternative plans including additional restructuring activities to reduce operating expenses and certain cash management strategies that are within our control. Additionally, we have contemplated alternative plans that are subject to market conditions and not in our control, including, among others, discussions with our lenders to amend the terms of our financial covenant under the Sixth A&R Credit Agreement and generating cash by completing other financing transactions, which may include issuing equity. There is no assurance that we will be successful in implementing these alternative plans.
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
Receivables Facility
We also maintain a Receivables Facility, under which we may sell a portfolio of available and eligible outstanding customer accounts receivable to the purchasers and simultaneously agree to repurchase the receivables on a weekly basis. The eligible accounts receivable consist of accounts receivable generated by sales to three specified customers. The eligible amount of customer accounts receivable which may be sold under the Receivables Facility is $400.0 and the commitment amount during the seasonal commitment period beginning on February 24, 2023 and ending on June 16, 2023 is $160.0. The Receivables Facility expires on August 18, 2023.
We account for the sale of receivables under the Receivables Facility as short-term debt and continue to carry the receivables on our Condensed Consolidated Balance Sheets, primarily as a result of our requirement to repurchase receivables sold. As of December 31, 2022 and January 1, 2022, there were $161.0 and $94.0, respectively, in borrowings on receivables pledged as collateral under the Receivables Facility, and the carrying value of the receivables pledged as collateral was $178.9 and $104.4, respectively.

Contents	THE SCOTTS MIRACLE-GRO COMPANY
(Dollars in millions, except per share data)
Interest Rate Swap Agreements
We enter into interest rate swap agreements with major financial institutions that effectively convert a portion of our variable rate debt to a fixed rate. Interest payments made between the effective date and expiration date are hedged by the swap agreements. Swap agreements that were hedging interest payments as of December 31, 2022, January 1, 2022 and September 30, 2022 had a maximum total U.S. dollar equivalent notional amount of $800.0, $600.0 and $800.0, respectively. The notional amount, effective date, expiration date and rate of each of the swap agreements outstanding at December 31, 2022 are shown in the table below:

Notional Amount ($)		Effective Date (a)	Expiration Date	Fixed Rate
100		12/21/2020	6/20/2023	1.36%
300	(b)	1/7/2021	6/7/2023	1.34%
200		10/7/2021	6/7/2023	1.37%
200	(b)	1/20/2022	6/20/2024	0.58%
200		6/7/2023	6/8/2026	0.85%
(a)The effective date refers to the date on which interest payments are first hedged by the applicable swap agreement.
(b)Notional amount adjusts in accordance with a specified seasonal schedule. This represents the maximum notional amount at any point in time.
Availability and Use of Cash
We believe that our cash flows from operations and borrowings under our agreements described herein will be sufficient to meet debt service, capital expenditures and working capital needs for the foreseeable future. However, we cannot ensure that our business will generate sufficient cash flow from operations or that future borrowings will be available under our borrowing agreements in amounts sufficient to pay indebtedness or fund other liquidity needs. Actual results of operations will depend on numerous factors, many of which are beyond our control as further discussed in the 2022 Annual Report, under “ITEM 1A. RISK FACTORS — Risks Related to Our M&A, Lending and Financing Activities — Our indebtedness could limit our flexibility and adversely affect our financial condition.”
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

	December 31, 2022	September 30, 2022
Current assets	$2,085.2	$1,749.6
Non-current assets (a)	2,065.9	2,165.4
Current liabilities	871.8	851.4
Non-current liabilities	3,444.5	3,117.8
(a)Includes amounts due from Non-Guarantor subsidiaries of $34.0 and $46.7, respectively.

	Three Months Ended	Year Ended
	December 31, 2022	September 30, 2022
Net sales	$466.7	$3,559.0
Gross margin	89.0	828.7
Net loss (a)	(77.5)	(335.9)
(a)Includes intercompany income (expense) from Non-Guarantor subsidiaries of $(15.0) and $14.1, respectively.
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
(Dollars in millions, except per share data)
REGULATORY MATTERS
We are subject to local, state, federal and foreign environmental protection laws and regulations with respect to our business operations and believe we are operating in substantial compliance, or taking actions aimed at ensuring compliance, with such laws and regulations. We are involved in several legal actions with various governmental agencies related to environmental matters. While it is difficult to quantify the potential financial impact of actions involving these environmental matters, particularly remediation costs at waste disposal sites and future capital expenditures for environmental control equipment, in the opinion of management, the ultimate liability arising from such environmental matters, taking into account established accruals, is not expected to have a material effect on our financial condition, results of operations or cash flows. However, there can be no assurance that the resolution of these matters will not materially affect our future quarterly or annual results of operations, financial condition or cash flows. Additional information on environmental matters affecting us is provided in the 2022 Annual Report, under “ITEM 1. BUSINESS — Regulatory Considerations” and “ITEM 3. LEGAL PROCEEDINGS.”
CRITICAL ACCOUNTING POLICIES AND ESTIMATES
The preparation of financial statements requires management to use judgment and make estimates that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosures of contingent assets and liabilities. We evaluate our estimates on an ongoing basis. By their nature, these judgments are subject to uncertainty. We base our estimates on historical experience and on various other sources that we believe to be reasonable under the circumstances. Certain accounting policies are particularly significant, including those related to revenue recognition, income taxes and goodwill and intangible assets. Our critical accounting policies are reviewed periodically with the Audit Committee of the Board of Directors of Scotts Miracle-Gro. Our critical accounting policies and estimates have not changed materially from those disclosed in the 2022 Annual Report.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Market risks have not changed materially from those disclosed in the 2022 Annual Report.
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
With the participation of the principal executive officer and principal financial officer of the Registrant, the Registrant’s management has evaluated the effectiveness of the Registrant’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act, as amended (the “Exchange Act”)) as of the end of the fiscal quarter covered by this Quarterly Report on Form 10-Q. Based upon that evaluation, the Registrant’s principal executive officer and principal financial officer have concluded that the Registrant’s disclosure controls and procedures were effective as of December 31, 2022.
Changes in Internal Control Over Financial Reporting
In addition, there were no changes in the Registrant’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during the Registrant’s fiscal quarter ended December 31, 2022 that have materially affected, or are reasonably likely to materially affect, the Registrant’s internal control over financial reporting.

Contents
PART II—OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
Reference is made to the legal proceedings that have been previously disclosed in Part I, Item 3 of the 2022 Annual Report. There have been no material developments to the pending legal proceedings set forth therein.
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
ITEM 1A. RISK FACTORS
The Company’s risk factors, as of December 31, 2022, have not materially changed from those described in Part I, Item 1A of the 2022 Annual Report.
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
Forward-looking statements contained in this Quarterly Report on Form 10-Q are predictions only and actual results could differ materially from management’s expectations due to a variety of factors, including those described in “ITEM 1A. RISK FACTORS” in the 2022 Annual Report. All forward-looking statements attributable to us or persons working on our behalf are expressly qualified in their entirety by such risk factors.
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

Contents
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The payment of future dividends, if any, on the Common Shares will be determined by the Board of Directors in light of conditions then existing, including the Company’s earnings, financial condition and capital requirements, restrictions in financing agreements, business conditions and other factors. On June 8, 2022, the Company entered into the Amendment to the Sixth A&R Credit Agreement, which limits the Company’s ability to declare or pay any discretionary dividends, distributions or other restricted payments during the Leverage Adjustment Period to only the payment of (i) regularly scheduled cash dividends to holders of its Common Shares in an aggregate amount not to exceed $225.0 million per fiscal year and (ii) other dividends, distributions or other restricted payments in an aggregate amount not to exceed $25.0 million. The Amendment also requires pro forma compliance with certain leverage levels specified in the Amendment with respect to the Company’s ability to consummate certain acquisitions and incur debt.
On December 14, 2022, Scotts Miracle-Gro issued 388,878 Common Shares to a vendor who is an accredited investor as consideration for advertising services. The issuance of the Common Shares was exempt from the registration requirements of the Securities Act of 1933, as amended (the “Securities Act”), pursuant to Section 4(a)(2) of the Securities Act. Scotts Miracle-Gro issued the Common Shares in a privately negotiated transaction, and such shares were acquired for the recipients’ accounts for investment purposes. A legend was placed on Common Shares referencing the restricted nature of the Common Shares.
The following table shows the purchases of Common Shares made by or on behalf of Scotts Miracle-Gro or any “affiliated purchaser” (as defined in Rule 10b-18(a)(3) under the Exchange Act, as amended) of Scotts Miracle-Gro for each of the three fiscal months in the quarter ended December 31, 2022:

Period	Total Number of Common Shares Purchased (1)	Average Price Paid per Common Share (2)	Total Number of Common Shares Purchased as Part of Publicly Announced Plans or Programs (3)	Approximate Dollar Value of Common Shares That May Yet be Purchased Under the Plans or Programs (3)
October 1, 2022 through October 29, 2022	2,166	$47.75	—	$461,912,353
October 30, 2022 through November 26, 2022	—	$—	—	$461,912,353
November 27, 2022 through December 31, 2022	2,822	$52.53	—	$461,912,353
Total	4,988	$50.45	—

(1)All of the Common Shares purchased during the first quarter of fiscal 2023 were purchased in open market transactions. The total number of Common Shares purchased during the quarter includes 4,988 Common Shares purchased by the trustee of the rabbi trust established by the Company as permitted pursuant to the terms of The Scotts Company LLC Executive Retirement Plan.

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

Contents
THE SCOTTS MIRACLE-GRO COMPANY
QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2022

INDEX TO EXHIBITS

Incorporated by Reference
Exhibit No.	Description	Form	Exhibit	Filing Date	Filed Herewith
10.1	Separation Agreement and Release of All Claims, effective as of October 4, 2022, by and between The Scotts Company LLC and Cory J. Miller	8-K	10.1	October 4, 2022
21	Subsidiaries of The Scotts Miracle-Gro Company				X
22	Guarantor Subsidiaries				X
31.1	Rule 13a-14(a)/15d-14(a) Certifications (Principal Executive Officer)				X
31.2	Rule 13a-14(a)/15d-14(a) Certifications (Principal Financial Officer)				X
32	Section 1350 Certifications (Principal Executive Officer and Principal Financial Officer)				X
101.SCH	XBRL Taxonomy Extension Schema				X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase				X
101.DEF	XBRL Taxonomy Extension Definition Linkbase				X
101.LAB	XBRL Taxonomy Extension Label Linkbase				X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase				X
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)				X

Contents
SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

THE SCOTTS MIRACLE-GRO COMPANY

Date: February 8, 2023	/s/ MATTHEW E. GARTH
Printed Name: Matthew E. Garth
Title: Executive Vice President and Chief Financial Officer