Form 10-Q
period 2023-04-01
SCOTTS MIRACLE-GRO CO
filed 2023-05-10
CIK 825542

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_________________________________________
FORM 10-Q
_________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended April 1, 2023
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
As of May 5, 2023, there were 56,072,125 Common Shares outstanding.

Table of Contents

Table of Contents
PART I—FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

THE SCOTTS MIRACLE-GRO COMPANY
Condensed Consolidated Statements of Operations
(In millions, except per share data)
(Unaudited)

	Three Months Ended		Six Months Ended
	April 1, 2023	April 2, 2022	April 1, 2023	April 2, 2022
Net sales	$1,531.5	$1,678.4	$2,058.1	$2,244.3
Cost of sales	1,000.1	1,084.7	1,420.7	1,532.0
Cost of sales—impairment, restructuring and other	118.7	5.3	129.0	5.3
Gross margin	412.7	588.4	508.4	707.0
Operating expenses:
Selling, general and administrative	186.3	204.7	314.8	358.7
Impairment, restructuring and other	21.8	0.1	30.2	1.8
Other income, net	(1.6)	(4.3)	(1.0)	(6.0)
Income from operations	206.2	387.9	164.4	352.5
Equity in loss of unconsolidated affiliates	7.3	6.5	18.7	13.8
Interest expense	48.3	28.3	91.0	52.1
Other non-operating (income) expense, net	0.8	(1.9)	(0.8)	(3.7)
Income before income taxes	149.8	355.0	55.5	290.3
Income tax expense	40.4	78.5	10.8	63.9
Net income	$109.4	$276.5	$44.7	$226.4

Basic net income per common share	$1.95	$4.98	$0.80	$4.08
Diluted net income per common share	$1.94	$4.94	$0.80	$4.02

Weighted-average common shares outstanding during the period	56.0	55.5	55.8	55.5
Weighted-average common shares outstanding during the period plus dilutive potential common shares	56.5	56.0	56.1	56.3
See Notes to Condensed Consolidated Financial Statements.

Contents

THE SCOTTS MIRACLE-GRO COMPANY
Condensed Consolidated Statements of Comprehensive Income (Loss)
(In millions)
(Unaudited)

	Three Months Ended		Six Months Ended
	April 1, 2023	April 2, 2022	April 1, 2023	April 2, 2022
Net income	$109.4	$276.5	$44.7	$226.4
Other comprehensive income (loss):
Net foreign currency translation adjustment	1.1	(1.3)	8.3	(5.6)
Net unrealized gain (loss) on derivative instruments, net of tax	(4.8)	16.2	(9.6)	25.8
Reclassification of net unrealized gains on derivative instruments to net income, net of tax	(8.2)	(4.3)	(11.9)	(4.5)
Net unrealized gain (loss) on securities, net of tax	(5.6)	0.1	(26.0)	0.3
Pension and other post-retirement benefit adjustments, net of tax	(0.3)	1.6	(3.2)	2.1
Total other comprehensive income (loss)	(17.8)	12.3	(42.4)	18.1
Comprehensive income	$91.6	$288.8	$2.3	$244.5
See Notes to Condensed Consolidated Financial Statements.

Contents

THE SCOTTS MIRACLE-GRO COMPANY
Condensed Consolidated Statements of Cash Flows
(In millions)
(Unaudited)

	Six Months Ended
	April 1, 2023	April 2, 2022
OPERATING ACTIVITIES
Net income	$44.7	$226.4
Adjustments to reconcile net income to net cash used in operating activities:
Impairment, restructuring and other	44.4	4.5
Deferred taxes	17.5	(0.2)
Share-based compensation expense	58.3	23.2
Depreciation	33.6	32.4
Amortization	14.1	19.3
Equity in loss of unconsolidated affiliates	18.7	13.8
Other, net	0.2	(4.1)
Changes in assets and liabilities, net of acquisitions:
Accounts receivable	(1,075.6)	(945.6)
Inventories	205.3	(436.4)
Prepaid and other current assets	(47.5)	(37.6)
Accounts payable	7.2	(73.7)
Other current liabilities	123.0	37.4
Other non-current items	(14.1)	(2.3)
Other, net	3.3	0.3
Net cash used in operating activities	(566.9)	(1,142.6)

INVESTING ACTIVITIES
Proceeds from sale of long-lived assets	0.7	8.5
Investments in property, plant and equipment	(51.8)	(66.0)
Proceeds from loans receivable	37.0	—
Payment for acquisitions, net of cash acquired	—	(202.8)
Other investing, net	(6.5)	4.5
Net cash used in investing activities	(20.6)	(255.8)

FINANCING ACTIVITIES
Borrowings under revolving and bank lines of credit and term loans	1,193.2	1,609.7
Repayments under revolving and bank lines of credit and term loans	(583.8)	(96.2)
Dividends paid	(74.9)	(93.2)
Purchase of Common Shares	(6.4)	(256.4)
Cash received from exercise of stock options	1.2	1.8
Other financing, net	(4.0)	5.6
Net cash provided by financing activities	525.3	1,171.3
Effect of exchange rate changes on cash	0.4	0.1
Net decrease in cash and cash equivalents	(61.8)	(227.0)
Cash and cash equivalents at beginning of period	86.8	244.1
Cash and cash equivalents at end of period	$25.0	$17.1
See Notes to Condensed Consolidated Financial Statements.

Contents

THE SCOTTS MIRACLE-GRO COMPANY
Condensed Consolidated Balance Sheets
(In millions, except per share data)
(Unaudited)

	April 1, 2023	April 2, 2022	September 30, 2022
ASSETS
Current assets:
Cash and cash equivalents	$25.0	$17.1	$86.8
Accounts receivable, less allowances of $22.2, $16.5 and $14.4, respectively	1,035.7	990.1	299.0
Accounts receivable pledged	422.2	444.5	79.8
Inventories	1,127.6	1,594.1	1,343.5
Prepaid and other current assets	231.9	208.6	172.8
Total current assets	2,842.4	3,254.4	1,981.9
Investment in unconsolidated affiliates	174.2	193.2	193.8
Property, plant and equipment, net of accumulated depreciation of $793.5, $764.9 and $777.9, respectively	588.9	621.0	606.0
Goodwill	254.3	688.1	254.0
Intangible assets, net	565.5	799.9	580.2
Other assets	562.8	650.9	680.9
Total assets	$4,988.1	$6,207.5	$4,296.8

LIABILITIES AND EQUITY
Current liabilities:
Current portion of debt	$435.4	$459.7	$144.3
Accounts payable	415.5	507.5	422.6
Other current liabilities	521.6	503.1	397.0
Total current liabilities	1,372.5	1,470.3	963.9
Long-term debt	3,138.0	3,350.0	2,826.2
Other liabilities	340.1	412.2	359.0
Total liabilities	4,850.6	5,232.5	4,149.1
Commitments and contingencies (Note 11)
Equity:
Common shares and capital in excess of $0.01 stated value per share; shares outstanding of 56.0, 55.4 and 55.5, respectively	374.3	361.8	364.0
Retained earnings	990.3	1,758.8	1,020.1
Treasury shares, at cost; 12.1, 12.8 and 12.8 shares, respectively	(1,040.0)	(1,097.2)	(1,091.8)
Accumulated other comprehensive loss	(187.1)	(48.4)	(144.6)
Total equity	137.5	975.0	147.7
Total liabilities and equity	$4,988.1	$6,207.5	$4,296.8
See Notes to Condensed Consolidated Financial Statements.

Contents	THE SCOTTS MIRACLE-GRO COMPANY
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
Organization and Basis of Presentation
The Company’s unaudited condensed consolidated financial statements for the three and six months ended April 1, 2023 and April 2, 2022 are presented in accordance with accounting principles generally accepted in the United States of America (“GAAP”). The condensed consolidated financial statements include the accounts of Scotts Miracle-Gro and its subsidiaries. All intercompany transactions and accounts have been eliminated in consolidation. The Company’s consolidation criteria are based on majority ownership (as evidenced by a majority voting interest in the entity) and an objective evaluation and determination of effective management control. The results of businesses acquired or disposed of are included in the condensed consolidated financial statements from the date of each acquisition or up to the date of disposal, respectively. In the opinion of management, interim results reflect all normal and recurring adjustments and are not necessarily indicative of results for a full year.
Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been omitted or condensed pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Accordingly, this Quarterly Report on Form 10-Q for the fiscal quarter ended April 1, 2023 (this “Form 10-Q”) should be read in conjunction with Scotts Miracle-Gro’s Annual Report on Form 10-K for the fiscal year ended September 30, 2022 (the “2022 Annual Report”), which includes a complete set of footnote disclosures, including the Company’s significant accounting policies.
The Company’s Condensed Consolidated Balance Sheet at September 30, 2022 has been derived from the Company’s audited Consolidated Balance Sheet at that date, but does not include all of the information and footnotes required by GAAP for complete financial statements.
Long-Lived Assets
The Company had non-cash investing activities of $15.3 and $13.0 during the six months ended April 1, 2023 and April 2, 2022, respectively, representing unpaid liabilities to acquire property, plant and equipment.
Statements of Cash Flows
Supplemental cash flow information was as follows:

	Six Months Ended
	April 1, 2023	April 2, 2022
Interest paid	$87.4	$58.9
Income tax refunds	(21.1)	(7.0)
Cash flow from operating activities for the six months ended April 1, 2023 was favorably impacted by extended payment terms with vendors for payments originally due in the final weeks of the second quarter of fiscal 2023 that were paid in the third quarter of fiscal 2023. The Company also received proceeds of $37.0 during the six months ended April 1, 2023 related to the payoff of seller financing that the Company provided in connection with a fiscal 2017 divestiture, which was classified as an investing activity in the Condensed Consolidated Statements of Cash Flows.

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
NOTE 3. INVESTMENT IN UNCONSOLIDATED AFFILIATES
On December 31, 2020, the Company acquired a 50% equity interest in Bonnie Plants, LLC, a joint venture with Alabama Farmers Cooperative, Inc. (“AFC”) focused on planting, growing, developing, distributing, marketing and selling live plants. During the three months ended December 31, 2022, the Company and AFC agreed to amend the joint venture agreement to allow AFC to make an additional equity contribution to Bonnie Plants, LLC, and, subsequent to this contribution by AFC, the Company now owns a 45% equity interest in Bonnie Plants, LLC. The Company’s interest is accounted for using the equity method of accounting, with the Company’s proportionate share of Bonnie Plants, LLC’s earnings reflected in the Condensed Consolidated Statements of Operations. During the three and six months ended April 1, 2023, the Company recorded equity in loss of unconsolidated affiliates associated with Bonnie Plants, LLC of $7.3 and $18.7, respectively, as compared to $6.5 and $13.8 during the three and six months ended April 2, 2022, respectively.

Contents	THE SCOTTS MIRACLE-GRO COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — (Continued)
(Dollars in millions, except per share data)
NOTE 4. IMPAIRMENT, RESTRUCTURING AND OTHER
Activity described herein is classified within the “Cost of sales—impairment, restructuring and other” and “Impairment, restructuring and other” lines in the Condensed Consolidated Statements of Operations. The following table details impairment, restructuring and other charges for each of the periods presented:

	Three Months Ended		Six Months Ended
	April 1, 2023	April 2, 2022	April 1, 2023	April 2, 2022
Cost of sales—impairment, restructuring and other:
Restructuring and other charges, net	$99.9	$2.5	$105.6	$2.5
Right-of-use asset impairments	14.1	—	15.4	—
Property, plant and equipment impairments	4.7	2.8	8.0	2.8
Operating expenses:
Restructuring and other charges, net	21.8	0.1	30.2	1.8
Total impairment, restructuring and other charges	$140.5	$5.4	$159.2	$7.1
The following table summarizes the activity related to liabilities associated with restructuring activities during the six months ended April 1, 2023:

Amounts accrued at September 30, 2022	$31.5
Restructuring charges	21.3
Payments	(21.7)
Amounts accrued at April 1, 2023	$31.1
As of April 1, 2023, restructuring accruals include $9.7 that is classified as long-term.
During fiscal 2022, the Company began implementing a series of Company-wide organizational changes and initiatives intended to create operational and management-level efficiencies. As part of this restructuring initiative, the Company is reducing the size of its supply chain network, reducing staffing levels and implementing other cost-reduction initiatives. During the second quarter of fiscal 2023, the Company accelerated the optimization of its Hawthorne supply chain network by announcing the closure of four additional distribution centers. In order to reduce on hand inventory to align with the optimized network capacity, the Company sold its non-core HurricaneTM branded fans business for $5.0 and commenced plans to accelerate the reduction of certain other Hawthorne inventory, primarily lighting, growing environments and hardware products. During the three and six months ended April 1, 2023, the Company incurred costs of $136.8 and $151.4, respectively, associated with this restructuring initiative primarily related to inventory write-down charges, employee termination benefits, facility closure costs and impairment of right-of-use assets and property, plant and equipment. The Company incurred costs of $0.2 and $1.2 in its U.S. Consumer segment and $118.5 and $127.0 in its Hawthorne segment in the “Cost of sales—impairment, restructuring and other” line in the Condensed Consolidated Statements of Operations during the three and six months ended April 1, 2023, respectively. The Company incurred costs of $0.1 and $0.3 in its U.S. Consumer segment, $17.1 and $18.2 in its Hawthorne segment, $0.1 and $0.2 in its Other segment and $0.8 and $4.5 at Corporate in the “Impairment, restructuring and other” line in the Condensed Consolidated Statements of Operations during the three and six months ended April 1, 2023, respectively. Costs incurred from the inception of this restructuring initiative through April 1, 2023 were $180.3 for the Hawthorne segment, $23.1 for the U.S. Consumer segment, $0.9 for the Other segment and $12.2 for Corporate.
NOTE 5. INVENTORIES
Inventories consisted of the following for each of the periods presented:

	April 1, 2023	April 2, 2022	September 30, 2022
Finished goods	$759.0	$1,153.2	$926.2
Raw materials	279.0	332.5	293.2
Work-in-process	89.6	108.4	124.1
Total	$1,127.6	$1,594.1	$1,343.5

Contents	THE SCOTTS MIRACLE-GRO COMPANY
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
The elements of the net commission and reimbursements earned under the Third Restated Agreement and included in the “Net sales” line in the Condensed Consolidated Statements of Operations are as follows:

	Three Months Ended		Six Months Ended
	April 1, 2023	April 2, 2022	April 1, 2023	April 2, 2022
Gross commission	$48.9	$46.7	$58.5	$52.4
Contribution expenses	(4.5)	(4.5)	(9.0)	(9.0)
Net commission	44.4	42.2	49.5	43.4
Reimbursements associated with Roundup® marketing agreement	27.2	22.0	42.4	41.6
Total net sales associated with Roundup® marketing agreement	$71.6	$64.2	$91.9	$85.0

Contents	THE SCOTTS MIRACLE-GRO COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — (Continued)
(Dollars in millions, except per share data)
NOTE 7. DEBT
The components of debt are as follows:

	April 1, 2023	April 2, 2022	September 30, 2022
Credit Facilities:
Revolving loans	$642.5	$1,135.0	$300.5
Term loans	950.0	650.0	975.0
Senior Notes due 2031 – 4.000%	500.0	500.0	500.0
Senior Notes due 2032 – 4.375%	400.0	400.0	400.0
Senior Notes due 2029 – 4.500%	450.0	450.0	450.0
Senior Notes due 2026 – 5.250%	250.0	250.0	250.0
Receivables facility	380.0	400.0	75.0
Finance lease obligations	17.9	30.5	28.9
Other	3.1	13.6	12.7
Total debt	3,593.5	3,829.1	2,992.1
Less current portions	435.4	459.7	144.3
Less unamortized debt issuance costs	20.1	19.4	21.6
Long-term debt	$3,138.0	$3,350.0	$2,826.2
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
On June 8, 2022, the Company entered into Amendment No. 1 (the “Amendment”) to the Sixth A&R Credit Agreement. The Amendment increases the maximum permitted leverage ratio for the quarterly leverage covenant until the earlier of (i) April 1, 2024 and (ii) subject to certain conditions specified in the Amendment, the termination by the Company of such increase (such period, the “Leverage Adjustment Period”). The Amendment also increases the interest rate applicable to borrowings under the revolving credit facility by 35 bps and the term loan facility by 50 bps, and increases the annual facility fee rate on the revolving credit facility by 15 bps, in each case, when the Company’s quarterly-tested leverage ratio exceeds 4.75. Additionally, the Amendment limits the Company’s ability to declare or pay any discretionary dividends, distributions or other restricted payments during the Leverage Adjustment Period to only the payment of (i) regularly scheduled cash dividends to holders of its Common Shares in an aggregate amount not to exceed $225.0 per fiscal year and (ii) other dividends, distributions or other restricted payments in an aggregate amount not to exceed $25.0. The Amendment also requires pro forma compliance with certain leverage levels specified in the Amendment with respect to the Company’s ability to consummate certain acquisitions and incur debt.

Contents	THE SCOTTS MIRACLE-GRO COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — (Continued)
(Dollars in millions, except per share data)
At April 1, 2023, the Company had letters of credit outstanding in the aggregate principal amount of $5.0 and had $852.5 of borrowing availability under the Sixth A&R Credit Agreement. The weighted average interest rates on average borrowings under the credit facilities, excluding the impact of interest rate swaps, were 7.0% and 1.8% for the six months ended April 1, 2023 and April 2, 2022, respectively.
The Sixth A&R Credit Agreement contains, among other obligations, an affirmative covenant regarding the Company’s leverage ratio determined as of the end of each of its fiscal quarters calculated as average total indebtedness, divided by the Company’s earnings before interest, taxes, depreciation and amortization, as adjusted pursuant to the terms of the Sixth A&R Credit Agreement (“Adjusted EBITDA”). Pursuant to the Amendment, the maximum permitted leverage ratio is (i) 6.50 for the second and third quarters of fiscal 2023, (ii) 6.25 for the fourth quarter of fiscal 2023 and the first quarter of fiscal 2024, (iii) 5.50 for the second quarter of fiscal 2024, and (iv) 4.50 for the third quarter of fiscal 2024 and thereafter. The Company’s leverage ratio was 6.01 at April 1, 2023. The Sixth A&R Credit Agreement also contains an affirmative covenant regarding the Company’s interest coverage ratio determined as of the end of each of its fiscal quarters. The interest coverage ratio is calculated as Adjusted EBITDA divided by interest expense, as described in the Sixth A&R Credit Agreement, and excludes costs related to refinancings. The minimum required interest coverage ratio is 3.00. The Company’s interest coverage ratio was 3.66 for the twelve months ended April 1, 2023.
As of April 1, 2023, the Company was in compliance with all applicable covenants in the agreements governing its debt. Based on the Company’s projections of its financial performance for the twelve-month period subsequent to the date of the filing of this Form 10-Q, the Company expects to remain in compliance with the financial covenants under the Sixth A&R Credit Agreement. However, the Company’s assessment of its ability to meet its future obligations is inherently subjective, judgment-based, and susceptible to change based on future events. A covenant violation may result in an event of default. Such a default would allow the lenders under the Sixth A&R Credit Agreement to accelerate the maturity of the indebtedness thereunder and would also implicate cross-default provisions under the Senior Notes, as defined below, and cause the Senior Notes to become due and payable at that time. As of April 1, 2023, the Company’s indebtedness under the Sixth A&R Credit Agreement and Senior Notes was $3,192.5. The Company does not have sufficient cash on hand or available liquidity that can be utilized to repay these outstanding amounts in the event of default.
As part of its contingency planning to address potential future circumstances that could result in noncompliance, the Company has contemplated alternative plans including additional restructuring activities to reduce operating expenses and certain cash management strategies that are within the Company’s control. Additionally, the Company has contemplated alternative plans that are subject to market conditions and not in the Company’s control, including, among others, discussions with its lenders to amend the terms of its financial covenants under the Sixth A&R Credit Agreement and generating cash by completing other financing transactions, which may include issuing equity. There is no assurance that the Company will be successful in implementing these alternative plans.
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
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — (Continued)
(Dollars in millions, except per share data)
Receivables Facility
On April 7, 2017, the Company entered into a Master Repurchase Agreement (including the annexes thereto, the “Repurchase Agreement”) and a Master Framework Agreement, as amended (the “Framework Agreement” and, together with the Repurchase Agreement, the “Receivables Facility”). Under the Receivables Facility, the Company may sell a portfolio of available and eligible outstanding customer accounts receivable to the purchasers and simultaneously agree to repurchase the receivables on a weekly basis. The eligible accounts receivable consist of accounts receivable generated by sales to three specified customers. The eligible amount of customer accounts receivable which may be sold under the Receivables Facility is $400.0 and the commitment amount during the seasonal commitment period that began on February 24, 2023 and ends on June 16, 2023 is $160.0. The Receivables Facility expires on August 18, 2023.
The Company accounts for the sale of receivables under the Receivables Facility as short-term debt and continues to carry the receivables on its Condensed Consolidated Balance Sheets, primarily as a result of the Company’s requirement to repurchase receivables sold. As of April 1, 2023 and April 2, 2022, there were $380.0 and $400.0, respectively, in borrowings on receivables pledged as collateral under the Receivables Facility, and the carrying value of the receivables pledged as collateral was $422.2 and $444.5, respectively.
Interest Rate Swap Agreements
The Company enters into interest rate swap agreements with major financial institutions that effectively convert a portion of the Company’s variable-rate debt to a fixed rate. Interest payments made between the effective date and expiration date are hedged by the swap agreements. Swap agreements that were hedging interest payments as of April 1, 2023, April 2, 2022 and September 30, 2022 had a maximum total U.S. dollar equivalent notional amount of $800.0. On May 4, 2023, the Company executed $200.0 of fixed notional amount interest rate swap agreements with an average fixed rate of 3.36%, an effective date of June 7, 2023 and an expiration date of April 7, 2027. The notional amount, effective date, expiration date and rate of each of the swap agreements outstanding at April 1, 2023 are shown in the table below:

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
Weighted Average Interest Rate
The weighted average interest rates on the Company’s debt, including the impact of interest rate swaps, were 5.3% and 3.4% for the six months ended April 1, 2023 and April 2, 2022, respectively.

Contents	THE SCOTTS MIRACLE-GRO COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — (Continued)
(Dollars in millions, except per share data)
NOTE 8. EQUITY
The following tables provide a summary of the changes in equity for each of the periods indicated:

	Common Shares and Capital in Excess of Stated Value	Retained Earnings	Treasury Shares	Accumulated Other Comprehensive Loss	Total Equity
Balance at September 30, 2022	$364.0	$1,020.1	$(1,091.8)	$(144.6)	$147.7
Net income (loss)	—	(64.7)	—	—	(64.7)
Other comprehensive income (loss)	—	—	—	(24.6)	(24.6)
Share-based compensation	20.8	—	—	—	20.8
Dividends declared ($0.66 per share)	—	(37.5)	—	—	(37.5)
Treasury share purchases	—	—	(0.8)	—	(0.8)
Treasury share issuances	(17.2)	—	35.9	—	18.7
Balance at December 31, 2022	367.6	917.9	(1,056.7)	(169.3)	59.5
Net income (loss)	—	109.4	—	—	109.4
Other comprehensive income (loss)	—	—	—	(17.8)	(17.8)
Share-based compensation	37.2	—	—	—	37.2
Dividends declared ($0.66 per share)	—	(37.0)	—	—	(37.0)
Treasury share purchases	—	—	(5.6)	—	(5.6)
Treasury share issuances	(30.4)	—	22.3	—	(8.1)
Balance at April 1, 2023	$374.3	$990.3	$(1,040.0)	$(187.1)	$137.5
The sum of the components may not equal due to rounding.

	Common Shares and Capital in Excess of Stated Value	Retained Earnings	Treasury Shares	Accumulated Other Comprehensive Loss	Total Equity
Balance at September 30, 2021	$477.0	$1,605.1	$(1,002.4)	$(66.4)	$1,013.3
Net income (loss)	—	(50.0)	—	—	(50.0)
Other comprehensive income (loss)	—	—	—	5.7	5.7
Share-based compensation	7.3	—	—	—	7.3
Dividends declared ($0.66 per share)	—	(37.3)	—	—	(37.3)
Treasury share purchases	—	—	(129.5)	—	(129.5)
Treasury share issuances	2.6	—	19.5	—	22.1
Balance at January 1, 2022	486.9	1,517.8	(1,112.4)	(60.7)	831.6
Net income (loss)	—	276.5	—	—	276.5
Other comprehensive income (loss)	—	—	—	12.3	12.3
Share-based compensation	15.9	—	—	—	15.9
Dividends declared ($0.66 per share)	—	(35.5)	—	—	(35.5)
Treasury share purchases	—	—	(128.1)	—	(128.1)
Treasury share issuances	(141.0)	—	143.3	—	2.3
Balance at April 2, 2022	$361.8	$1,758.8	$(1,097.2)	$(48.4)	$975.0
The sum of the components may not equal due to rounding.

Contents	THE SCOTTS MIRACLE-GRO COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — (Continued)
(Dollars in millions, except per share data)
Accumulated Other Comprehensive Loss
Changes in accumulated other comprehensive loss (“AOCL”) by component were as follows for each of the periods indicated:

	Three Months Ended
	Foreign Currency Translation Adjustments	Net Unrealized Gain (Loss) On Derivative Instruments	Net Unrealized Gain (Loss) On Securities	Pension and Other Post-Retirement Benefit Adjustments	Accumulated Other Comprehensive Income (Loss)
Balance at December 31, 2022	$(21.7)	$24.8	$(100.2)	$(72.2)	$(169.3)
Other comprehensive income (loss) before reclassifications	1.1	(6.4)	(7.3)	—	(12.6)
Amounts reclassified from accumulated other comprehensive net income (loss)	—	(11.0)	—	(0.4)	(11.4)
Income tax benefit (expense)	—	4.4	1.7	0.1	6.2
Net current period other comprehensive income (loss)	1.1	(13.0)	(5.6)	(0.3)	(17.8)
Balance at April 1, 2023	$(20.7)	$11.8	$(105.7)	$(72.6)	$(187.1)

Balance at January 1, 2022	$(6.0)	$19.5	$(2.2)	$(72.1)	$(60.7)
Other comprehensive income (loss) before reclassifications	(1.3)	21.9	0.1	—	20.7
Amounts reclassified from accumulated other comprehensive net income (loss)	—	(5.8)	—	2.2	(3.6)
Income tax benefit (expense)	—	(4.2)	—	(0.6)	(4.8)
Net current period other comprehensive income (loss)	(1.3)	11.9	0.1	1.6	12.3
Balance at April 2, 2022	$(7.3)	$31.5	$(2.1)	$(70.5)	$(48.4)
The sum of the components may not equal due to rounding.

	Six Months Ended
	Foreign Currency Translation Adjustments	Net Unrealized Gain (Loss) On Derivative Instruments	Net Unrealized Gain (Loss) On Securities	Pension and Other Post-Retirement Benefit Adjustments	Accumulated Other Comprehensive Income (Loss)
Balance at September 30, 2022	$(28.9)	$33.3	$(79.7)	$(69.3)	$(144.6)
Other comprehensive income (loss) before reclassifications	8.3	(12.9)	(34.1)	—	(38.7)
Amounts reclassified from accumulated other comprehensive net income (loss)	—	(16.0)	—	(4.3)	(20.3)
Income tax benefit (expense)	—	7.4	8.1	1.1	16.6
Net current period other comprehensive income (loss)	8.3	(21.5)	(26.0)	(3.2)	(42.4)
Balance at April 1, 2023	$(20.7)	$11.8	$(105.7)	$(72.6)	$(187.1)

Balance at September 30, 2021	$(1.7)	$10.2	$(2.3)	$(72.5)	$(66.4)
Other comprehensive income (loss) before reclassifications	(5.6)	34.9	0.4	—	29.7
Amounts reclassified from accumulated other comprehensive net income (loss)	—	(6.1)	—	2.8	(3.3)
Income tax benefit (expense)	—	(7.5)	(0.1)	(0.7)	(8.2)
Net current period other comprehensive income (loss)	(5.6)	21.3	0.3	2.1	18.1
Balance at April 2, 2022	$(7.3)	$31.5	$(2.1)	$(70.5)	$(48.4)
The sum of the components may not equal due to rounding.

Contents	THE SCOTTS MIRACLE-GRO COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — (Continued)
(Dollars in millions, except per share data)
Share Repurchases
On February 6, 2020, Scotts Miracle-Gro announced that its Board of Directors authorized the repurchase of up to $750.0 of Common Shares from April 30, 2020 through March 25, 2023. There were no share repurchases under this share repurchase authorization during fiscal 2023 through its expiration on March 25, 2023. During the three and six months ended April 2, 2022, Scotts Miracle-Gro repurchased 0.4 million and 1.1 million Common Shares under this share repurchase authorization for $50.0 and $175.0, respectively. Treasury share purchases also include cash paid to tax authorities to satisfy statutory income tax withholding obligations related to share-based compensation of $5.6 and $6.4 for the three and six months ended April 1, 2023, respectively, and $78.1 and $82.6 for the three and six months ended April 2, 2022, respectively.
Share-Based Awards
Total share-based compensation was as follows for each of the periods indicated:

	Three Months Ended		Six Months Ended
	April 1, 2023	April 2, 2022	April 1, 2023	April 2, 2022
Share-based compensation	$37.2	$15.9	$57.9	$23.2
Related tax benefit recognized	6.1	1.7	10.8	3.5
Restricted stock-based awards
Restricted stock-based awards granted to employees and non-employee directors (including restricted stock units and deferred stock units) during the six months ended April 1, 2023 were as follows:

	No. of Units	Wtd. Avg. Grant Date Fair Value per Unit
Awards outstanding at September 30, 2022	320,575	$143.19
Granted	433,880	59.54
Vested	(113,547)	117.22
Forfeited	(22,891)	104.90
Awards outstanding at April 1, 2023	618,017	90.65
The weighted-average grant-date fair value of restricted stock-based awards granted during the six months ended April 1, 2023 and April 2, 2022 was $59.54 and $134.00 per share, respectively. As of April 1, 2023, there was $23.0 of total unrecognized pre-tax compensation cost, net of estimated forfeitures, related to nonvested restricted stock-based awards that is expected to be recognized over a weighted-average period of 1.7 years. The total fair value of restricted stock-based awards vested was $8.9 for the six months ended April 1, 2023.
Performance-based awards
Performance-based award activity during the six months ended April 1, 2023 was as follows (based on target award amounts):

	No. of Units	Wtd. Avg. Grant Date Fair Value per Unit
Awards outstanding at September 30, 2022	113,256	$130.94
Granted	682,797	65.97
Vested (a)	(250,483)	69.05
Forfeited	(14,723)	104.82
Awards outstanding at April 1, 2023	530,847	77.32
(a)     Vested at a weighted average of 102% of the target performance share units granted.
The weighted-average grant-date fair value of performance-based awards granted during the six months ended April 1, 2023 and April 2, 2022 was $65.97 and $132.87 per share, respectively. As of April 1, 2023, there was $16.4 of total unrecognized pre-tax compensation cost, net of estimated forfeitures, related to nonvested performance-based awards that is expected to be recognized over a weighted-average period of 0.9 years. The total fair value of performance-based units vested was $17.5 for the six months ended April 1, 2023.

Contents	THE SCOTTS MIRACLE-GRO COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — (Continued)
(Dollars in millions, except per share data)
NOTE 9. EARNINGS PER COMMON SHARE
The following table sets forth a reconciliation of the weighted average number of shares outstanding (in millions) used to calculate basic and diluted net income per Common Share:

	Three Months Ended		Six Months Ended
	April 1, 2023	April 2, 2022	April 1, 2023	April 2, 2022
Net income	$109.4	$276.5	$44.7	$226.4
Basic net income per common share
Weighted-average common shares outstanding during the period	56.0	55.5	55.8	55.5
Basic net income per common share	$1.95	$4.98	$0.80	$4.08
Diluted net income per common share
Weighted-average common shares outstanding during the period	56.0	55.5	55.8	55.5
Dilutive potential common shares	0.5	0.5	0.3	0.8
Weighted-average common shares outstanding during the period plus dilutive potential common shares	56.5	56.0	56.1	56.3
Diluted net income per common share	$1.94	$4.94	$0.80	$4.02

Antidilutive stock options outstanding	0.2	0.2	0.3	0.2
NOTE 10. INCOME TAXES
The effective tax rates for the six months ended April 1, 2023 and April 2, 2022 were 19.5% and 22.0%, respectively. The decrease in the effective tax rate was driven by the combination of lower pretax income and favorable discrete items recognized during the three months ended December 31, 2022. The effective tax rate used for interim reporting purposes is based on management’s best estimate of factors impacting the effective tax rate for the full fiscal year and includes the impact of discrete items recognized in the quarter. There can be no assurance that the effective tax rate estimated for interim financial reporting purposes will approximate the effective tax rate determined at fiscal year-end.
Scotts Miracle-Gro or one of its subsidiaries files income tax returns in the U.S. federal jurisdiction and various state, local and foreign jurisdictions. Subject to the following exceptions, the Company is no longer subject to examination by these tax authorities for fiscal years prior to 2019. There are currently no ongoing audits with respect to the U.S. federal jurisdiction. With respect to the foreign jurisdictions, a German audit covering fiscal years 2018 through 2020 and a Canadian audit covering fiscal years 2020 through 2021 are in process. The Company is currently under examination by certain U.S. state and local tax authorities covering various periods from fiscal years 2017 through 2021. In addition to the aforementioned audits, certain other tax deficiency notices and refund claims for previous years remain unresolved.
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
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — (Continued)
(Dollars in millions, except per share data)
Regulatory Matters
At April 1, 2023, the Company had recorded liabilities of $2.4 for environmental actions, the majority of which are for site remediation. The Company believes that the amounts accrued are adequate to cover such known environmental exposures based on current facts and estimates of likely outcomes. Although it is reasonably possible that the costs to resolve such known environmental exposures will exceed the amounts accrued, any variation from accrued amounts is not expected to be material.
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
Exchange Rate Risk Management
The Company uses currency forward contracts to manage the exchange rate risk associated with intercompany loans and certain other balances denominated in foreign currencies. Currency forward contracts are valued using observable forward rates in commonly quoted intervals for the full term of the contracts. The notional amount of outstanding currency forward contracts was $119.1, $184.9 and $178.6 at April 1, 2023, April 2, 2022 and September 30, 2022, respectively. Contracts outstanding at April 1, 2023 will mature over the next fiscal quarter.
Interest Rate Risk Management
The Company enters into interest rate swap agreements as a means to hedge its variable interest rate risk on debt instruments. Net amounts to be received or paid under the swap agreements are reflected as adjustments to interest expense. The Company has outstanding interest rate swap agreements with major financial institutions that effectively convert a portion of the Company’s variable-rate debt to a fixed rate. Interest rate swap agreements are valued based on the present value of the estimated future net cash flows using implied rates in the applicable yield curve as of the valuation date. Swap agreements that were hedging interest payments as of April 1, 2023, April 2, 2022 and September 30, 2022 had a maximum total U.S. dollar equivalent notional amount of $800.0. Refer to “NOTE 7. DEBT” for the terms of the swap agreements outstanding at April 1, 2023. Included in the AOCL balance at April 1, 2023 was a gain of $9.1 related to interest rate swap agreements that is expected to be reclassified to earnings during the next twelve months, consistent with the timing of the underlying hedged transactions.
Commodity Price Risk Management
The Company enters into hedging arrangements designed to fix the price of a portion of its projected future urea and diesel requirements. Commodity contracts are valued using observable commodity exchange prices in active markets. Included in the AOCL balance at April 1, 2023 was a loss of $4.9 related to commodity hedges that is expected to be reclassified to earnings during the next twelve months, consistent with the timing of the underlying hedged transactions.

Contents	THE SCOTTS MIRACLE-GRO COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — (Continued)
(Dollars in millions, except per share data)
The Company had the following outstanding commodity contracts that were entered into to hedge forecasted purchases:

Commodity	April 1, 2023	April 2, 2022	September 30, 2022
Urea	19,500 tons	40,500 tons	54,000 tons
Diesel	2,394,000 gallons	4,452,000 gallons	3,150,000 gallons
Heating Oil	1,260,000 gallons	2,016,000 gallons	1,218,000 gallons
Fair Values of Derivative Instruments
The fair values of the Company’s derivative instruments, which represent Level 2 fair value measurements, were as follows:

		Assets / (Liabilities)
Derivatives Designated as Hedging Instruments	Balance Sheet Location	April 1, 2023	April 2, 2022	September 30, 2022
Interest rate swap agreements	Prepaid and other current assets	$12.7	$2.2	$12.8
	Other assets	11.5	15.7	18.2
	Other current liabilities	—	(0.5)	—
Commodity hedging instruments	Prepaid and other current assets	—	12.2	2.4
	Other current liabilities	(0.4)	—	—
Total derivatives designated as hedging instruments		$23.8	$29.6	$33.4

Derivatives Not Designated as Hedging Instruments	Balance Sheet Location
Currency forward contracts	Prepaid and other current assets	$—	$3.9	$3.4
	Other current liabilities	(2.3)	—	—
Commodity hedging instruments	Prepaid and other current assets	—	3.7	0.4
	Other current liabilities	(0.4)	—	—
Total derivatives not designated as hedging instruments		(2.7)	7.6	3.8
Total derivatives		$21.1	$37.2	$37.2

The effect of derivative instruments on AOCL, net of tax, and the Condensed Consolidated Statements of Operations for each of the periods presented was as follows:

Derivatives in Cash Flow Hedging Relationships	Amount of Gain / (Loss) Recognized in AOCL
	Three Months Ended		Six Months Ended
	April 1, 2023	April 2, 2022	April 1, 2023	April 2, 2022
Interest rate swap agreements	$(1.2)	$11.5	$(0.7)	$14.4
Commodity hedging instruments	(3.6)	4.7	(8.9)	11.4
Total	$(4.8)	$16.2	$(9.6)	$25.8

Derivatives in Cash Flow Hedging Relationships	Reclassified from AOCL into Statement of Operations	Amount of Gain / (Loss)
		Three Months Ended		Six Months Ended
		April 1, 2023	April 2, 2022	April 1, 2023	April 2, 2022
Interest rate swap agreements	Interest expense	$3.7	$(1.3)	$5.1	$(2.1)
Commodity hedging instruments	Cost of sales	4.5	5.6	6.8	6.6
Total		$8.2	$4.3	$11.9	$4.5

Contents	THE SCOTTS MIRACLE-GRO COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — (Continued)
(Dollars in millions, except per share data)

Derivatives Not Designated as Hedging Instruments	Recognized in Statement of Operations	Amount of Gain / (Loss)
		Three Months Ended		Six Months Ended
		April 1, 2023	April 2, 2022	April 1, 2023	April 2, 2022
Currency forward contracts	Other income / expense, net	$(5.3)	$4.0	$(16.6)	$5.0
Commodity hedging instruments	Cost of sales	(0.6)	5.9	0.9	6.5
Total		$(5.9)	$9.9	$(15.7)	$11.5
NOTE 13. FAIR VALUE MEASUREMENTS
The following table summarizes the fair value of the Company’s assets and liabilities for which disclosure of fair value is required:

	Fair Value Hierarchy Level	April 1, 2023		April 2, 2022		September 30, 2022
		Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Assets
Cash equivalents	Level 1	$2.9	$2.9	$3.8	$3.8	$64.3	$64.3
Other
Investment securities in non-qualified retirement plan assets	Level 1	39.0	39.0	47.4	47.4	38.4	38.4
Convertible debt investments	Level 3	84.8	84.8	192.4	192.4	117.0	117.0

Liabilities
Debt instruments
Credit facilities – revolving loans	Level 2	642.5	642.5	1,135.0	1,135.0	300.5	300.5
Credit facilities – term loans	Level 2	950.0	950.0	650.0	650.0	975.0	975.0
Senior Notes due 2031 – 4.000%	Level 2	500.0	398.8	500.0	437.5	500.0	350.6
Senior Notes due 2032 – 4.375%	Level 2	400.0	320.5	400.0	352.0	400.0	284.0
Senior Notes due 2029 – 4.500%	Level 2	450.0	388.1	450.0	420.8	450.0	325.7
Senior Notes due 2026 – 5.250%	Level 2	250.0	238.8	250.0	252.5	250.0	230.0
Receivables facility	Level 2	380.0	380.0	400.0	400.0	75.0	75.0
Other debt	Level 2	3.1	3.1	13.6	13.6	12.7	12.7
Changes in the balance of Level 3 convertible debt investments carried at fair value are presented below. There were no transfers into or out of Level 3.

	Three Months Ended		Six Months Ended
	April 1, 2023	April 2, 2022	April 1, 2023	April 2, 2022
Fair value at beginning of period	$91.2	$191.3	$117.0	$190.3
Total realized / unrealized gains included in net earnings	0.9	1.0	1.9	1.7
Total realized / unrealized gains (losses) included in OCI	(7.3)	0.1	(34.1)	0.4
Fair value at end of period	$84.8	$192.4	$84.8	$192.4

Contents	THE SCOTTS MIRACLE-GRO COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — (Continued)
(Dollars in millions, except per share data)
The amortized cost basis of convertible debt investments was $224.0, $195.1, and $222.1 at April 1, 2023, April 2, 2022, and September 30, 2022, respectively. At April 1, 2023, April 2, 2022, and September 30, 2022, gross unrealized losses on convertible debt investments were $139.2, $2.8, and $105.1 respectively. These investments have been in a continuous unrealized loss position for greater than 12 months as of April 1, 2023. The decline in fair value of the convertible debt investments is related to a decline in the value of the underlying conversion options and is not reflective of a credit risk associated with the notes. The Company believes it will recover its cost basis in the convertible debt securities and that the Company has the ability to hold the securities until they recover in value and had no intent to sell or convert them at April 1, 2023. At April 1, 2023, the period until scheduled maturity of the Company’s convertible debt investments was between 4.4 years and 6.5 years.
NOTE 14. LEASES
The Company leases certain property and equipment from third parties under various non-cancelable lease agreements, including industrial, commercial and office properties and equipment that support the management, manufacturing, distribution and research and development of products marketed and sold by the Company. The lease agreements generally require that the Company pay taxes, insurance and maintenance expenses related to the leased assets. At April 1, 2023, the Company had entered into operating leases that were yet to commence with a combined total expected lease liability of $50.3. From time to time, the Company will sublease portions of its facilities, resulting in sublease income. Sublease income and the related cash flows were not material to the condensed consolidated financial statements for the three and six months ended April 1, 2023 and April 2, 2022.
The Company leases certain vehicles (primarily cars and light trucks) under agreements that are cancellable after the first year, but typically continue on a month-to-month basis until canceled by the Company. The vehicle leases and certain other non-cancelable operating leases contain residual value guarantees that create a contingent obligation on the part of the Company to compensate the lessor if the leased asset cannot be sold for an amount in excess of a specified minimum value at the conclusion of the lease term. If all such vehicle leases had been canceled as of April 1, 2023, the Company’s residual value guarantee would have approximated $3.9.
Supplemental balance sheet information related to the Company’s leases was as follows:

	Balance Sheet Location	April 1, 2023	April 2, 2022	September 30, 2022
Operating leases:
Right-of-use assets	Other assets	$255.9	$293.2	$288.9

Current lease liabilities	Other current liabilities	77.4	71.9	76.2
Non-current lease liabilities	Other liabilities	203.2	230.3	223.2
Total operating lease liabilities		$280.6	$302.2	$299.4

Finance leases:
Right-of-use assets	Property, plant and equipment, net	$15.7	$28.3	$26.4

Current lease liabilities	Current portion of debt	1.9	6.0	6.4
Non-current lease liabilities	Long-term debt	16.0	24.5	22.5
Total finance lease liabilities		$17.9	$30.5	$28.9

Contents	THE SCOTTS MIRACLE-GRO COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — (Continued)
(Dollars in millions, except per share data)
Components of lease cost were as follows:

	Three Months Ended		Six Months Ended
	April 1, 2023	April 2, 2022	April 1, 2023	April 2, 2022
Operating lease cost (a)	$23.9	$21.5	$46.1	$42.4
Variable lease cost	7.1	11.2	13.6	21.0

Finance lease cost
Amortization of right-of-use assets	0.6	1.6	2.0	3.2
Interest on lease liabilities	0.1	0.3	0.4	0.6
Total finance lease cost	$0.7	$1.9	$2.4	$3.8
(a)Operating lease cost includes amortization of right-of-use assets of $23.8 and $42.8 for the three and six months ended April 1, 2023, respectively, and $19.3 and $36.9 for the three and six months ended April 2, 2022, respectively. Short-term lease expense is excluded from operating lease cost and is not material.
Supplemental cash flow information and non-cash activity related to the Company’s leases were as follows:

	Six Months Ended
	April 1, 2023	April 2, 2022
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases, net	$46.3	$41.4
Operating cash flows from finance leases	0.4	0.6
Financing cash flows from finance leases	1.8	2.9

Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$32.5	$38.1
Weighted-average remaining lease term and discount rate for the Company’s leases were as follows:

	April 1, 2023	April 2, 2022	September 30, 2022
Weighted-average remaining lease term (in years):
Operating leases	4.8	5.2	4.9
Finance leases	9.8	7.6	7.3

Weighted-average discount rate:
Operating leases	4.0%	3.2%	3.5%
Finance leases	4.4%	4.3%	4.3%
Maturities of lease liabilities by fiscal year for the Company’s leases as of April 1, 2023 were as follows:

Year	Operating Leases	Finance Leases
2023 (remainder of the year)	$44.9	$1.3
2024	82.1	2.6
2025	65.1	2.6
2026	45.7	2.1
2027	22.8	1.8
Thereafter	48.6	11.8
Total lease payments	309.2	22.2
Less: Imputed interest	(28.6)	(4.3)
Total lease liabilities	$280.6	$17.9

Contents	THE SCOTTS MIRACLE-GRO COMPANY
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
The following tables present financial information for the Company’s reportable segments for the periods indicated:

	Three Months Ended		Six Months Ended
	April 1, 2023	April 2, 2022	April 1, 2023	April 2, 2022
Net Sales:
U.S. Consumer	$1,357.4	$1,379.8	$1,726.3	$1,722.2
Hawthorne	92.7	202.6	224.2	393.2
Other	81.4	96.0	107.6	128.9
Consolidated	$1,531.5	$1,678.4	$2,058.1	$2,244.3

Segment Profit (Loss):
U.S. Consumer	$397.4	$428.9	$428.7	$439.6
Hawthorne	(16.8)	3.3	(33.0)	(2.0)
Other	14.6	10.5	16.0	11.8
Total Segment Profit	395.2	442.7	411.7	449.4
Corporate	(42.1)	(39.1)	(74.0)	(70.5)
Intangible asset amortization	(6.4)	(10.4)	(14.1)	(19.3)
Impairment, restructuring and other	(140.5)	(5.3)	(159.2)	(7.1)
Equity in loss of unconsolidated affiliates	(7.3)	(6.5)	(18.7)	(13.8)
Interest expense	(48.3)	(28.3)	(91.0)	(52.1)
Other non-operating income (expense), net	(0.8)	1.9	0.8	3.7
Income before income taxes	$149.8	$355.0	$55.5	$290.3

Contents	THE SCOTTS MIRACLE-GRO COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — (Continued)
(Dollars in millions, except per share data)
The following table presents net sales by product category for the periods indicated:

	Three Months Ended		Six Months Ended
	April 1, 2023	April 2, 2022	April 1, 2023	April 2, 2022
U.S. Consumer:
Lawn care	$534.3	$536.1	$679.7	$659.9
Growing media and mulch	517.2	542.0	614.3	622.0
Controls	134.6	141.9	192.8	196.7
Roundup® marketing agreement	70.7	63.9	91.0	84.7
Other, primarily gardening	100.6	95.9	148.5	158.9
Hawthorne:
Lighting	18.1	42.6	68.4	91.4
Nutrients	24.4	45.1	47.2	81.0
Growing environments	16.0	42.4	41.5	88.4
Growing media	18.5	40.8	36.3	70.7
Other, primarily hardware	15.7	31.7	30.8	61.7
Other:
Growing media	24.9	27.9	40.3	42.9
Lawn care	29.7	36.6	32.3	39.2
Other, primarily gardening and controls	26.8	31.5	35.0	46.8
Total net sales	$1,531.5	$1,678.4	$2,058.1	$2,244.3

The following table presents net sales by geographic area for the periods indicated:

	Three Months Ended		Six Months Ended
	April 1, 2023	April 2, 2022	April 1, 2023	April 2, 2022
Net sales:
United States	$1,447.2	$1,575.5	$1,912.2	$2,082.2
International	84.3	102.9	145.9	162.1
	$1,531.5	$1,678.4	$2,058.1	$2,244.3

Contents	THE SCOTTS MIRACLE-GRO COMPANY
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
Through our Hawthorne segment, we are a leading manufacturer, marketer and distributor of lighting, nutrients, growing media, growing environments and hardware products for indoor and hydroponic gardening. Our key brands include General Hydroponics®, Gavita®, Botanicare®, Agrolux®, Can-Filters®, Gro Pro®, Mother Earth®, Grower’s Edge® and HydroLogic™.
Due to the seasonal nature of the consumer lawn and garden business, for our U.S. Consumer and Other segments, significant portions of our products ship to our retail customers during our second and third fiscal quarters, as noted in the following table. Our annual net sales are further concentrated in the second and third fiscal quarters by retailers who rely on our ability to deliver products closer to when consumers buy our products. For our Hawthorne segment, sales are also impacted by seasonal patterns for certain product categories due to the timing of outdoor growing in North America during our second and third fiscal quarters, and the timing of certain controlled agricultural lighting project sales during our third and fourth fiscal quarters.

	Percent of Net Sales from Continuing Operations by Quarter
	2022	2021	2020
First Quarter	14.4%	15.2%	8.9%
Second Quarter	42.8%	37.1%	33.5%
Third Quarter	30.2%	32.7%	36.1%
Fourth Quarter	12.6%	15.0%	21.5%

Contents	THE SCOTTS MIRACLE-GRO COMPANY
(Dollars in millions, except per share data)
Recent Events
During fiscal 2022, we began implementing a series of Company-wide organizational changes and initiatives intended to create operational and management-level efficiencies. As part of this restructuring initiative, we are reducing the size of our supply chain network, reducing staffing levels and implementing other cost-reduction initiatives. During the second quarter of fiscal 2023, we accelerated the optimization of our Hawthorne supply chain network by announcing the closure of four additional distribution centers. In order to reduce on hand inventory to align with the optimized network capacity, we sold our non-core HurricaneTM branded fans business for $5.0 and commenced plans to accelerate the reduction of certain other Hawthorne inventory, primarily lighting, growing environments and hardware products. The acceleration of these actions has resulted in earlier than planned savings related to our restructuring efforts. As a result of our continued focus on cost control and optimization efforts, we now expect to deliver run-rate annualized savings of at least $200.0 versus our original goal of $185.0. We expect to substantially complete the remaining actions required to achieve the expected savings by the end of fiscal 2023. The benefits of the restructuring program are expected to result in improvements in both gross margin rates and SG&A. During the three and six months ended April 1, 2023, we incurred costs of $118.7 and $128.3, respectively, in the “Cost of sales—impairment, restructuring and other” line in the Condensed Consolidated Statements of Operations and $18.1 and $23.2, respectively, in the “Impairment, restructuring and other” line in the Condensed Consolidated Statements of Operations associated with this restructuring initiative primarily related to inventory write-down charges, employee termination benefits, facility closure costs and impairment of right-of-use assets and property, plant and equipment. Costs incurred from the inception of this restructuring initiative through April 1, 2023 were $216.5.
Hawthorne segment sales volume decreased for the three and six months ended April 1, 2023 compared to the three and six months ended April 2, 2022 as a result of continued challenges in the hydroponic industry attributable to an oversupply of cannabis, which significantly decreased cannabis wholesale prices and indoor and outdoor cannabis cultivation. The oversupply has been driven by increased licensing activity across the U.S., significant capital investment in the cannabis production marketplace over the past several years and the market impacts of the COVID-19 pandemic. We expect that the oversupply of cannabis will continue to adversely impact our Hawthorne segment. If the oversupply of cannabis persists longer, or is more significant than we expect, our results of operations could be materially and adversely impacted for a longer period and to a greater extent than we currently anticipate.
During the three and six months ended April 1, 2023, we continued to experience the impacts of cost inflation resulting in persistently high manufacturing and logistics costs as well as volatile commodity costs, due in part to the negative impact of the war in Ukraine on the global economy. The higher costs required us to implement material price increases across our business in fiscal 2022 and 2023. An inflationary environment marked by higher manufacturing and logistics costs, volatile commodity costs and higher interest rates is expected to continue through fiscal 2023. The impact that these trends will continue to have on our operational and financial performance will depend on future developments, including inflationary and macroeconomic conditions and their impact on consumer behavior, which are difficult to predict considering the rapidly evolving landscape.

Contents	THE SCOTTS MIRACLE-GRO COMPANY
(Dollars in millions, except per share data)
RESULTS OF OPERATIONS
The following table sets forth the components of earnings as a percentage of net sales for the three months ended April 1, 2023 and April 2, 2022:

	April 1, 2023	% Of Net Sales	April 2, 2022	% Of Net Sales
Net sales	$1,531.5	100.0%	$1,678.4	100.0%
Cost of sales	1,000.1	65.3	1,084.7	64.6
Cost of sales—impairment, restructuring and other	118.7	7.8	5.3	0.3
Gross margin	412.7	26.9	588.4	35.1
Operating expenses:
Selling, general and administrative	186.3	12.2	204.7	12.2
Impairment, restructuring and other	21.8	1.4	0.1	—
Other income, net	(1.6)	(0.1)	(4.3)	(0.3)
Income from operations	206.2	13.5	387.9	23.1
Equity in loss of unconsolidated affiliates	7.3	0.5	6.5	0.4
Interest expense	48.3	3.2	28.3	1.7
Other non-operating (income) expense, net	0.8	0.1	(1.9)	(0.1)
Income before income taxes	149.8	9.8	355.0	21.2
Income tax expense	40.4	2.6	78.5	4.7
Net income	$109.4	7.1%	$276.5	16.5%
The sum of the components may not equal due to rounding.

The following table sets forth the components of earnings as a percentage of net sales for the six months ended April 1, 2023 and April 2, 2022:

	April 1, 2023	% Of Net Sales	April 2, 2022	% Of Net Sales
Net sales	$2,058.1	100.0%	$2,244.3	100.0%
Cost of sales	1,420.7	69.0	1,532.0	68.3
Cost of sales—impairment, restructuring and other	129.0	6.3	5.3	0.2
Gross margin	508.4	24.7	707.0	31.5
Operating expenses:
Selling, general and administrative	314.8	15.3	358.7	16.0
Impairment, restructuring and other	30.2	1.5	1.8	0.1
Other income, net	(1.0)	—	(6.0)	(0.3)
Income from operations	164.4	8.0	352.5	15.7
Equity in loss of unconsolidated affiliates	18.7	0.9	13.8	0.6
Interest expense	91.0	4.4	52.1	2.3
Other non-operating (income) expense, net	(0.8)	—	(3.7)	(0.2)
Income before income taxes	55.5	2.7	290.3	12.9
Income tax expense	10.8	0.5	63.9	2.8
Net income	$44.7	2.2%	$226.4	10.1%
The sum of the components may not equal due to rounding.

Contents	THE SCOTTS MIRACLE-GRO COMPANY
(Dollars in millions, except per share data)
Net Sales
Net sales for the three months ended April 1, 2023 were $1,531.5, a decrease of 8.8% from net sales of $1,678.4 for the three months ended April 2, 2022. Net sales for the six months ended April 1, 2023 were $2,058.1, a decrease of 8.3% from net sales of $2,244.3 for the six months ended April 2, 2022. Factors contributing to the change in net sales are outlined in the following table:

	Three Months Ended	Six Months Ended
	April 1, 2023	April 1, 2023
Volume and mix	(16.4)%	(16.7)%
Foreign exchange rates	(0.4)	(0.6)
Pricing	8.0	8.7
Acquisitions	—	0.3
Change in net sales	(8.8)%	(8.3)%
The decrease in net sales for the three and six months ended April 1, 2023 as compared to the three and six months ended April 2, 2022 was primarily driven by:
•decreased sales volume driven by hardware, lighting, nutrients, growing media and growing environments products in our Hawthorne segment; lawn care, soils, mulch and controls products in our U.S. Consumer segment; and decreased sales volume in our Other segment, and
•the unfavorable impact of foreign exchange rates as a result of the strengthening of the U.S. dollar relative to the euro and the Canadian dollar;
•partially offset by increased pricing in our U.S. Consumer, Hawthorne and Other segments.
Cost of Sales
The following table shows the major components of cost of sales for the periods indicated:

	Three Months Ended		Six Months Ended
	April 1, 2023	April 2, 2022	April 1, 2023	April 2, 2022
Materials	$587.6	$627.4	$812.6	$864.6
Distribution and warehousing	191.8	235.3	295.3	350.3
Manufacturing labor and overhead	193.5	200.0	270.4	275.5
Costs associated with Roundup® marketing agreement	27.2	22.0	42.4	41.6
Cost of sales	1,000.1	1,084.7	1,420.7	1,532.0
Cost of sales—impairment, restructuring and other	118.7	5.3	129.0	5.3
	$1,118.8	$1,090.0	$1,549.7	$1,537.3
Factors contributing to the change in cost of sales are outlined in the following table:

	Three Months Ended	Six Months Ended
	April 1, 2023	April 1, 2023
Volume, mix and other	$(154.4)	$(208.9)
Foreign exchange rates	(4.6)	(10.7)
Material cost changes	69.2	107.5
Costs associated with Roundup® marketing agreement	5.2	0.8
	(84.6)	(111.3)
Impairment, restructuring and other	113.4	123.7
Change in cost of sales	$28.8	$12.4

Contents	THE SCOTTS MIRACLE-GRO COMPANY
(Dollars in millions, except per share data)
The increase in cost of sales for the three and six months ended April 1, 2023 as compared to the three and six months ended April 2, 2022 was primarily driven by:
•an increase in impairment, restructuring and other charges;
•higher material costs in our U.S. Consumer and Hawthorne segments;
•higher manufacturing costs, primarily labor, included within “volume, mix and other” in our U.S. Consumer, Hawthorne and Other segments; and
•an increase in costs associated with the Roundup® marketing agreement;
•partially offset by lower sales volume in our U.S. Consumer, Hawthorne and Other segments;
•lower warehousing costs included within “volume, mix and other” in our U.S. Consumer and Hawthorne segments; and
•the favorable impact of foreign exchange rates as a result of the strengthening of the U.S. dollar relative to the euro and the Canadian dollar.
Gross Margin
As a percentage of net sales, our gross margin rate was 26.9% and 35.1% for the three months ended April 1, 2023 and April 2, 2022, respectively, and was 24.7% and 31.5% for the six months ended April 1, 2023 and April 2, 2022, respectively. Factors contributing to the change in gross margin rate are outlined in the following table:

	Three Months Ended	Six Months Ended
	April 1, 2023	April 1, 2023
Material costs	(4.9)%	(5.7)%
Volume, mix and other	(2.4)	(2.8)
Pricing	6.6	7.6
Roundup® commissions and reimbursements	—	0.2
	(0.7)%	(0.7)%
Impairment, restructuring and other	(7.5)	(6.1)
Change in gross margin rate	(8.2)%	(6.8)%
The decrease in gross margin rate for the three and six months ended April 1, 2023 as compared to the three and six months ended April 2, 2022 was primarily driven by:
•an increase in impairment, restructuring and other charges;
•higher material costs in our U.S. Consumer and Hawthorne segments;
•higher manufacturing costs, primarily labor, included within “volume, mix and other” in our U.S. Consumer, Hawthorne and Other segments; and
•unfavorable leverage of fixed costs driven by lower sales and production volume in our U.S Consumer, Hawthorne and Other segments;
•partially offset by increased pricing in our U.S. Consumer, Hawthorne and Other segments; and
•lower warehousing costs included within “volume, mix and other” in our U.S. Consumer and Hawthorne segments.

Contents	THE SCOTTS MIRACLE-GRO COMPANY
(Dollars in millions, except per share data)
Selling, General and Administrative Expenses
The following table sets forth the components of selling, general and administrative expenses (“SG&A”) for the periods indicated:

	Three Months Ended		Six Months Ended
	April 1, 2023	April 2, 2022	April 1, 2023	April 2, 2022
Advertising	$61.2	$49.1	$78.7	$67.3
Share-based compensation	28.6	15.9	47.4	23.2
Research and development	8.3	12.4	17.2	24.9
Amortization of intangibles	5.7	8.9	12.8	16.3
Other selling, general and administrative	82.5	118.4	158.7	227.0
	$186.3	$204.7	$314.8	$358.7
SG&A decreased $18.4, or 9.0%, during the three months ended April 1, 2023 compared to the three months ended April 2, 2022. Advertising expense increased $12.1, or 24.6%, during the three months ended April 1, 2023 driven by the timing of media spending in our U.S. Consumer segment. Share-based compensation expense, which excludes certain advertising expenses paid for in Common Shares, increased $12.7, or 79.9%, driven by short-term variable incentive compensation that was provided to employees as share-based awards for fiscal 2023 in lieu of a cash-based program. Amortization expense decreased $3.2, or 36.0%, during the three months ended April 1, 2023 driven by the impairment of certain Hawthorne segment intangible assets during fiscal 2022. Other SG&A and research and development costs decreased by a combined $40.0, or 30.6%, during the three months ended April 1, 2023 due to reductions in staffing levels and other cost-reduction initiatives.
SG&A decreased $43.9, or 12.2%, during the six months ended April 1, 2023 compared to the six months ended April 2, 2022. Advertising expense increased $11.4, or 16.9%, during the six months ended April 1, 2023 driven by the timing of media spending in our U.S. Consumer segment. Share-based compensation expense, which excludes certain advertising expenses paid for in Common Shares, increased $24.2, or 104.3%, driven by short-term variable incentive compensation that was provided to employees as share-based awards for fiscal 2023 in lieu of a cash-based program. Amortization expense decreased $3.5, or 21.5%, during the six months ended April 1, 2023 driven by the impairment of certain Hawthorne segment intangible assets during fiscal 2022. Other SG&A and research and development costs decreased by a combined $76.0, or 30.2%, during the six months ended April 1, 2023 driven by reductions in staffing levels and other cost-reduction initiatives.
Impairment, Restructuring and Other
Activity described herein is classified within the “Cost of sales—impairment, restructuring and other” and “Impairment, restructuring and other” lines in the Condensed Consolidated Statements of Operations. The following table details impairment, restructuring and other charges for each of the periods presented:

	Three Months Ended		Six Months Ended
	April 1, 2023	April 2, 2022	April 1, 2023	April 2, 2022
Cost of sales—impairment, restructuring and other:
Restructuring and other charges, net	$99.9	$2.5	$105.6	$2.5
Right-of-use asset impairments	14.1	—	15.4	—
Property, plant and equipment impairments	4.7	2.8	8.0	2.8
Operating expenses:
Restructuring and other charges, net	21.8	0.1	30.2	1.8
Total impairment, restructuring and other charges	$140.5	$5.4	$159.2	$7.1
During fiscal 2022, we began implementing a series of Company-wide organizational changes and initiatives intended to create operational and management-level efficiencies. As part of this restructuring initiative, we are reducing the size of our supply chain network, reducing staffing levels and implementing other cost-reduction initiatives. During the second quarter of fiscal 2023, we accelerated the optimization of our Hawthorne supply chain network by announcing the closure of four additional distribution centers. In order to reduce on hand inventory to align with the optimized network capacity, we sold our non-core HurricaneTM branded fans business for $5.0 and commenced plans to accelerate the reduction of certain other

Contents	THE SCOTTS MIRACLE-GRO COMPANY
(Dollars in millions, except per share data)
Hawthorne inventory, primarily lighting, growing environments and hardware products. During the three and six months ended April 1, 2023, we incurred costs of $136.8 and $151.4, respectively, associated with this restructuring initiative primarily related to inventory write-down charges, employee termination benefits, facility closure costs and impairment of right-of-use assets and property, plant and equipment. We incurred costs of $0.2 and $1.2 in our U.S. Consumer segment and $118.5 and $127.0 in our Hawthorne segment in the “Cost of sales—impairment, restructuring and other” line in the Condensed Consolidated Statements of Operations during the three and six months ended April 1, 2023, respectively. We incurred costs of $0.1 and $0.3 in our U.S. Consumer segment, $17.1 and $18.2 in our Hawthorne segment, $0.1 and $0.2 in our Other segment and $0.8 and $4.5 at Corporate in the “Impairment, restructuring and other” line in the Condensed Consolidated Statements of Operations during the three and six months ended April 1, 2023, respectively. Costs incurred from the inception of this restructuring initiative through April 1, 2023 were $180.3 for our Hawthorne segment, $23.1 for our U.S. Consumer segment, $0.9 for our Other segment and $12.2 for Corporate. We continue to evaluate additional network and organizational changes, which, if executed, may result in additional restructuring charges in future periods.
Other Income, net
Other income is comprised of activities such as royalty income from the licensing of certain of our brand names and foreign exchange transaction gains and losses. Other income was $1.6 and $4.3 for the three months ended April 1, 2023 and April 2, 2022, respectively; and was $1.0 and $6.0 for the six months ended April 1, 2023 and April 2, 2022, respectively. The decrease was primarily due to foreign exchange transaction gains and losses as well as gains on the sale of long-lived assets during the second quarter of fiscal 2022.
Income from Operations
Income from operations was $206.2 for the three months ended April 1, 2023, a decrease of 46.8% compared to $387.9 for the three months ended April 2, 2022; and was $164.4 for the six months ended April 1, 2023, a decrease of 53.4% compared to $352.5 for the six months ended April 2, 2022. The decrease was primarily due to lower net sales, a decrease in gross margin rate, higher impairment, restructuring and other charges and lower other income, partially offset by lower SG&A.
Equity in Loss of Unconsolidated Affiliates
Equity in loss of unconsolidated affiliates associated with Bonnie Plants, LLC was $7.3 and $6.5 for the three months ended April 1, 2023 and April 2, 2022, respectively; and was $18.7 and $13.8 for the six months ended April 1, 2023 and April 2, 2022, respectively. We anticipated a net loss for Bonnie Plants, LLC for the six months ended April 1, 2023 due to the seasonal nature of its business, in which sales are heavily weighted to the spring and summer selling periods during our third fiscal quarter.
Interest Expense
Interest expense was $48.3 for the three months ended April 1, 2023, an increase of 70.7% compared to $28.3 for the three months ended April 2, 2022. The increase was driven by higher average borrowings of $70.2 and an increase in our weighted average interest rate, net of the impact of interest rate swaps, of 210 basis points. The increase in average borrowings was due to inventory production, capital expenditures, acquisition activity and repurchases of our Common Shares. The increase in our weighted average interest rate was primarily driven by higher borrowing rates on the Sixth A&R Credit Agreement.
Interest expense was $91.0 for the six months ended April 1, 2023, an increase of 74.7% compared to $52.1 for the six months ended April 2, 2022. The increase was driven by higher average borrowings of $363.1 and an increase in our weighted average interest rate, net of the impact of interest rate swaps, of 190 basis points. The increase in average borrowings was due to inventory production, capital expenditures, acquisition activity and repurchases of our Common Shares. The increase in our weighted average interest rate was primarily driven by higher borrowing rates on the Sixth A&R Credit Agreement.
Income Tax Expense
The effective tax rates for the six months ended April 1, 2023 and April 2, 2022 were 19.5% and 22.0%, respectively. The decrease in the effective tax rate was driven by the combination of lower pretax income and favorable discrete items recognized during the three months ended December 31, 2022. We expect the full year fiscal 2023 effective tax rate to be higher than the effective tax rate for the six months ended April 1, 2023 due to a more significant impact of deductibility limitations on certain employee compensation and lower excess tax benefits related to share-based compensation. The effective tax rate used for interim purposes is based on our best estimate of factors impacting the effective tax rate for the full fiscal year. Factors affecting the estimated effective tax rate include assumptions as to income by jurisdiction (domestic and foreign), the availability and utilization of tax credits and the existence of elements of income and expense that may not be taxable or deductible. The estimated effective tax rate is subject to revision in later interim periods and at fiscal year-end as facts and

Contents	THE SCOTTS MIRACLE-GRO COMPANY
(Dollars in millions, except per share data)
circumstances change during the course of the fiscal year. There can be no assurance that the effective tax rate estimated for interim financial reporting purposes will approximate the effective tax rate determined at fiscal year-end.
Net Income
Net income was $109.4, or $1.94 per diluted share, for the three months ended April 1, 2023 compared to $276.5, or $4.94 per diluted share, for the three months ended April 2, 2022. The decrease was driven by lower net sales, a decrease in gross margin rate, higher impairment, restructuring and other charges, lower other income, higher equity in loss of unconsolidated affiliates, higher interest expense and lower other non-operating income, partially offset by lower SG&A.
Diluted average common shares used in the diluted net income per common share calculation for the three months ended April 1, 2023 were 56.5 million, which included dilutive potential Common Shares of 0.5 million. Diluted average common shares used in the diluted net income per common share calculation for the three months ended April 2, 2022 were 56.0 million, which included dilutive potential Common Shares of 0.5 million. The increase in diluted average common shares was primarily the result of the exercise and issuance of share-based compensation awards.
Net income was $44.7, or $0.80 per diluted share, for the six months ended April 1, 2023 compared to $226.4, or $4.02 per diluted share, for the six months ended April 2, 2022. The decrease was driven by lower net sales, a decrease in gross margin rate, higher impairment, restructuring and other charges, lower other income, higher equity in loss of unconsolidated affiliates, higher interest expense and lower other non-operating income, partially offset by lower SG&A.
Diluted average common shares used in the diluted net income per common share calculation for the six months ended April 1, 2023 were 56.1 million, which included dilutive potential Common Shares of 0.3 million. Diluted average common shares used in the diluted net income per common share calculation for the six months ended April 2, 2022 were 56.3 million, which included dilutive potential Common Shares of 0.8 million. The decrease in diluted average common shares was primarily the result of Common Share repurchase activity partially offset by the exercise and issuance of share-based compensation awards.
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
The following table sets forth net sales by segment:

	Three Months Ended		Six Months Ended
	April 1, 2023	April 2, 2022	April 1, 2023	April 2, 2022
U.S. Consumer	$1,357.4	$1,379.8	$1,726.3	$1,722.2
Hawthorne	92.7	202.6	224.2	393.2
Other	81.4	96.0	107.6	128.9
Consolidated	$1,531.5	$1,678.4	$2,058.1	$2,244.3

Contents	THE SCOTTS MIRACLE-GRO COMPANY
(Dollars in millions, except per share data)
The following table sets forth Segment Profit (Loss) as well as a reconciliation to income before income taxes, the most directly comparable GAAP measure:

	Three Months Ended		Six Months Ended
	April 1, 2023	April 2, 2022	April 1, 2023	April 2, 2022
U.S. Consumer	$397.4	$428.9	$428.7	$439.6
Hawthorne	(16.8)	3.3	(33.0)	(2.0)
Other	14.6	10.5	16.0	11.8
Total Segment Profit (Non-GAAP)	395.2	442.7	411.7	449.4
Corporate	(42.1)	(39.1)	(74.0)	(70.5)
Intangible asset amortization	(6.4)	(10.4)	(14.1)	(19.3)
Impairment, restructuring and other	(140.5)	(5.3)	(159.2)	(7.1)
Equity in loss of unconsolidated affiliates	(7.3)	(6.5)	(18.7)	(13.8)
Interest expense	(48.3)	(28.3)	(91.0)	(52.1)
Other non-operating income (expense), net	(0.8)	1.9	0.8	3.7
Income before income taxes (GAAP)	$149.8	$355.0	$55.5	$290.3
U.S. Consumer
U.S. Consumer segment net sales were $1,357.4 in the second quarter of fiscal 2023, a decrease of 1.6% from second quarter of fiscal 2022 net sales of $1,379.8; and were $1,726.3 for the first six months of fiscal 2023, an increase of 0.2% from the first six months of fiscal 2022 net sales of $1,722.2. For the second quarter of fiscal 2023, the decrease was driven by lower sales volume of 10.4%, partially offset by increased pricing of 8.7%. For the six months ended April 1, 2023, the increase was driven by increased pricing of 9.6%, partially offset by lower sales volume of 9.4%. The decrease in sales volume for the three and six months ended April 1, 2023 was driven by lawn care, soils, mulch and controls products.
U.S. Consumer Segment Profit was $397.4 in the second quarter of fiscal 2023, a decrease of 7.3% from the second quarter of fiscal 2022 Segment Profit of $428.9; and Segment Profit was $428.7 for the first six months of fiscal 2023, a decrease of 2.5% from the first six months of fiscal 2022 Segment Profit of $439.6. For the three and six months ended April 1, 2023, the decrease was primarily due to lower net sales and a lower gross margin rate, partially offset by lower SG&A.
Hawthorne
Hawthorne segment net sales were $92.7 in the second quarter of fiscal 2023, a decrease of 54.2% from second quarter of fiscal 2022 net sales of $202.6; and were $224.2 for the first six months of fiscal 2023, a decrease of 43.0% from the first six months of fiscal 2022 net sales of $393.2. For the second quarter of fiscal 2023, the decrease was driven by lower sales volume and unfavorable foreign exchange rates of 59.9% and 0.2%, respectively, partially offset by increased pricing and acquisitions of 5.7% and 0.1%, respectively. For the six months ended April 1, 2023, the decrease was driven by lower sales volume and unfavorable foreign exchange rates of 48.3% and 1.3%, respectively, partially offset by increased pricing and acquisitions of 5.1% and 1.5%, respectively. The decrease in sales volume for the three and six months ended April 1, 2023 was driven by hardware, lighting, nutrients, growing media and growing environments products.
Hawthorne Segment Loss was $16.8 in the second quarter of fiscal 2023 as compared to Segment Profit of $3.3 for the second quarter of fiscal 2022; and Segment Loss was $33.0 for the first six months of fiscal 2023 as compared to Segment Loss of $2.0 for the first six months of fiscal 2022. For the three and six months ended April 1, 2023, the change was driven by lower net sales and a lower gross margin rate, partially offset by lower SG&A.
Other
Other segment net sales were $81.4 in the second quarter of fiscal 2023, a decrease of 15.2% from the second quarter of fiscal 2022 net sales of $96.0; and were $107.6 for the first six months of fiscal 2023, a decrease of 16.5% from the first six months of fiscal 2022 net sales of $128.9. For the second quarter of fiscal 2023, the decrease was driven by lower sales volume and unfavorable foreign exchange rates of 11.1% and 5.9%, respectively, partially offset by increased pricing of 1.8%. For the six months ended April 1, 2023, the decrease was driven by lower sales volume and unfavorable foreign exchange rates of 17.8% and 5.7%, respectively, partially offset by increased pricing of 6.9%.

Contents	THE SCOTTS MIRACLE-GRO COMPANY
(Dollars in millions, except per share data)
Other Segment Profit was $14.6 in the second quarter of fiscal 2023, an increase of 39.0% from the second quarter of fiscal 2022 Segment Profit of $10.5; and Segment Profit was $16.0 for the first six months of fiscal 2023, an increase of 35.6% from the first six months of fiscal 2022 Segment Profit of $11.8. For the three and six months ended April 1, 2023, the increase was driven by a higher gross margin rate and lower SG&A, partially offset by lower net sales.
Corporate
Corporate expenses were $42.1 in the second quarter of fiscal 2023, an increase of 7.7% from the second quarter of fiscal 2022 expenses of $39.1; and were $74.0 for the first six months of fiscal 2023, an increase of 5.0% from the first six months of fiscal 2022 expenses of $70.5. For the three and six months ended April 1, 2023, the increase was primarily driven by higher share-based compensation expense and lower other income, partially offset by reductions in staffing levels and other cost-reduction initiatives.
LIQUIDITY AND CAPITAL RESOURCES
The following table summarizes cash activities:

	Six Months Ended
	April 1, 2023	April 2, 2022
Net cash used in operating activities	$(566.9)	$(1,142.6)
Net cash used in investing activities	(20.6)	(255.8)
Net cash provided by financing activities	525.3	1,171.3
Operating Activities
Cash used in operating activities totaled $566.9 for the six months ended April 1, 2023 as compared to $1,142.6 for the six months ended April 2, 2022. This decrease was driven by lower inventory production, accounts payable timing, lower short-term variable cash incentive compensation payouts and higher income tax refunds received, partially offset by lower income from operations, higher accounts receivable, higher interest payments and higher payments associated with restructuring activities. Higher accounts receivable is driven by the timing of sales. Accounts payable timing is driven by lower inventory production and the favorable impact of extended payment terms with vendors for payments originally due in the final weeks of the second quarter of fiscal 2023 that were paid in the third quarter of fiscal 2023.
Investing Activities
Cash used in investing activities totaled $20.6 for the six months ended April 1, 2023 as compared to $255.8 for the six months ended April 2, 2022. Cash used for investments in property, plant and equipment during the first six months of fiscal 2023 and 2022 was $51.8 and $66.0, respectively. We also received proceeds of $37.0 during the six months ended April 1, 2023 related to the payoff of seller financing that we provided in connection with a fiscal 2017 divestiture. In addition, we had other investing cash outflows of $6.5 during the six months ended April 1, 2023, comprised of cash outflows associated with currency forward contracts partially offset by proceeds from the sale of the HurricaneTM branded fans business. During the six months ended April 2, 2022, we completed the acquisitions of Luxx Lighting, Inc. and True Liberty Bags in exchange for cash payments of $202.8, as well as the issuance of 0.1 million Common Shares, a non-cash investing and financing activity, with a fair value of $21.0 based on the share price at the time of payment. In addition, we received proceeds from the sale of long-lived assets of $8.5 and received $4.5 associated with currency forward contracts during the six months ended April 2, 2022.
Financing Activities
Cash provided by financing activities totaled $525.3 for the six months ended April 1, 2023 as compared to $1,171.3 for the six months ended April 2, 2022. During the six months ended April 1, 2023, we had net borrowings under our credit facilities of $609.4 and paid dividends of $74.9. During the six months ended April 2, 2022, we had net borrowings under our credit facilities of $1,513.5, paid dividends of $93.2 and repurchased Common Shares for $256.4 (which includes cash paid to tax authorities to satisfy statutory income tax withholding obligations related to share-based compensation).
Share Repurchases
On February 6, 2020, Scotts Miracle-Gro announced that its Board of Directors authorized the repurchase of up to $750.0 of Common Shares from April 30, 2020 through March 25, 2023. There were no share repurchases under this share repurchase authorization during fiscal 2023 through its expiration on March 25, 2023. During the three and six months ended April 2, 2022, Scotts Miracle-Gro repurchased 0.4 million and 1.1 million Common Shares under this share repurchase authorization for

Contents	THE SCOTTS MIRACLE-GRO COMPANY
(Dollars in millions, except per share data)
$50.0 and $175.0, respectively. Treasury share purchases also include cash paid to tax authorities to satisfy statutory income tax withholding obligations related to share-based compensation of $5.6 and $6.4 for the three and six months ended April 1, 2023, respectively, and $78.1 and $82.6 for the three and six months ended April 2, 2022, respectively.
Cash and Cash Equivalents
Our cash and cash equivalents were held in cash depository accounts with major financial institutions around the world or invested in high-quality, short-term liquid investments having original maturities of three months or less. The cash and cash equivalents balances of $25.0, $17.1 and $86.8 as of April 1, 2023, April 2, 2022 and September 30, 2022, respectively, included $15.1, $4.0 and $4.2, respectively, held by controlled foreign corporations. As of April 1, 2023, we maintain our assertion of indefinite reinvestment of the earnings of all material foreign subsidiaries.
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
At April 1, 2023, we had letters of credit outstanding in the aggregate principal amount of $5.0 and had $852.5 of borrowing availability under the Sixth A&R Credit Agreement. The weighted average interest rates on average borrowings under the credit facilities, excluding the impact of interest rate swaps, were 7.0% and 1.8% for the six months ended April 1, 2023 and April 2, 2022, respectively.
The Sixth A&R Credit Agreement contains, among other obligations, an affirmative covenant regarding our leverage ratio determined as of the end of each of our fiscal quarters calculated as average total indebtedness, divided by Adjusted EBITDA. Pursuant to the Amendment, the maximum permitted leverage ratio is (i) 6.50 for the second and third quarters of fiscal 2023, (ii) 6.25 for the fourth quarter of fiscal 2023 and the first quarter of fiscal 2024, (iii) 5.50 for the second quarter of fiscal 2024, and (iv) 4.50 for the third quarter of fiscal 2024 and thereafter. Our leverage ratio was 6.01 at April 1, 2023. The Sixth A&R Credit Agreement also contains an affirmative covenant regarding our interest coverage ratio determined as of the end of each of our fiscal quarters. The interest coverage ratio is calculated as Adjusted EBITDA divided by interest expense, as described in the Sixth A&R Credit Agreement, and excludes costs related to refinancings. The minimum required interest coverage ratio is 3.00. Our interest coverage ratio was 3.66 for the twelve months ended April 1, 2023.

Contents	THE SCOTTS MIRACLE-GRO COMPANY
(Dollars in millions, except per share data)
As of April 1, 2023, we were in compliance with all applicable covenants in the agreements governing our debt. Based on our projections of financial performance for the twelve-month period subsequent to the date of the filing of this Form 10-Q, we expect to remain in compliance with the financial covenants under the Sixth A&R Credit Agreement. However, our assessment of our ability to meet our future obligations is inherently subjective, judgment-based, and susceptible to change based on future events. A covenant violation may result in an event of default. Such a default would allow the lenders under the Sixth A&R Credit Agreement to accelerate the maturity of the indebtedness thereunder and would also implicate cross-default provisions under the Senior Notes and cause the Senior Notes to become due and payable at that time. As of April 1, 2023, our indebtedness under the Sixth A&R Credit Agreement and Senior Notes was $3,192.5. We do not have sufficient cash on hand or available liquidity that can be utilized to repay these outstanding amounts in the event of default.
As part of our contingency planning to address potential future circumstances that could result in noncompliance, we have contemplated alternative plans including additional restructuring activities to reduce operating expenses and certain cash management strategies that are within our control. Additionally, we have contemplated alternative plans that are subject to market conditions and not in our control, including, among others, discussions with our lenders to amend the terms of our financial covenants under the Sixth A&R Credit Agreement and generating cash by completing other financing transactions, which may include issuing equity. There is no assurance that we will be successful in implementing these alternative plans.
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
Receivables Facility
We also maintain a Receivables Facility, under which we may sell a portfolio of available and eligible outstanding customer accounts receivable to the purchasers and simultaneously agree to repurchase the receivables on a weekly basis. The eligible accounts receivable consist of accounts receivable generated by sales to three specified customers. The eligible amount of customer accounts receivable which may be sold under the Receivables Facility is $400.0 and the commitment amount during the seasonal commitment period that began on February 24, 2023 and ends on June 16, 2023 is $160.0. The Receivables Facility expires on August 18, 2023.
We account for the sale of receivables under the Receivables Facility as short-term debt and continue to carry the receivables on our Condensed Consolidated Balance Sheets, primarily as a result of our requirement to repurchase receivables sold. As of April 1, 2023 and April 2, 2022, there were $380.0 and $400.0, respectively, in borrowings on receivables pledged as collateral under the Receivables Facility, and the carrying value of the receivables pledged as collateral was $422.2 and $444.5, respectively.

Contents	THE SCOTTS MIRACLE-GRO COMPANY
(Dollars in millions, except per share data)
Interest Rate Swap Agreements
We enter into interest rate swap agreements with major financial institutions that effectively convert a portion of our variable rate debt to a fixed rate. Interest payments made between the effective date and expiration date are hedged by the swap agreements. Swap agreements that were hedging interest payments as of April 1, 2023, April 2, 2022 and September 30, 2022 had a maximum total U.S. dollar equivalent notional amount of $800.0. On May 4, 2023, we executed $200.0 of fixed notional amount interest rate swap agreements with an average fixed rate of 3.36%, an effective date of June 7, 2023 and an expiration date of April 7, 2027. The notional amount, effective date, expiration date and rate of each of the swap agreements outstanding at April 1, 2023 are shown in the table below:

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

	April 1, 2023	September 30, 2022
Current assets	$2,566.4	$1,749.6
Non-current assets (a)	1,998.5	2,165.4
Current liabilities	1,286.9	851.4
Non-current liabilities	3,359.1	3,117.8
(a)Includes amounts due from Non-Guarantor subsidiaries of $56.0 and $46.7, respectively.

	Six Months Ended	Year Ended
	April 1, 2023	September 30, 2022
Net sales	$1,909.9	$3,559.0
Gross margin	482.8	828.7
Net income (loss) (a)	30.3	(335.9)
(a)Includes intercompany income (expense) from Non-Guarantor subsidiaries of $(11.2) and $14.1, respectively.
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
With the participation of the principal executive officer and principal financial officer of the Registrant, the Registrant’s management has evaluated the effectiveness of the Registrant’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act, as amended (the “Exchange Act”)) as of the end of the fiscal quarter covered by this Quarterly Report on Form 10-Q. Based upon that evaluation, the Registrant’s principal executive officer and principal financial officer have concluded that the Registrant’s disclosure controls and procedures were effective as of April 1, 2023.
Changes in Internal Control Over Financial Reporting
In addition, there were no changes in the Registrant’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during the Registrant’s fiscal quarter ended April 1, 2023 that have materially affected, or are reasonably likely to materially affect, the Registrant’s internal control over financial reporting.

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
ITEM 1A. RISK FACTORS
The Company’s risk factors, as of April 1, 2023, have not materially changed from those described in Part I, Item 1A of the 2022 Annual Report.
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
The following table shows the purchases of Common Shares made by or on behalf of Scotts Miracle-Gro or any “affiliated purchaser” (as defined in Rule 10b-18(a)(3) under the Exchange Act, as amended) of Scotts Miracle-Gro for each of the three fiscal months in the quarter ended April 1, 2023:

Period	Total Number of Common Shares Purchased(1)	Average Price Paid per Common Share(2)	Total Number of Common Shares Purchased as Part of Publicly Announced Plans or Programs(3)	Approximate Dollar Value of Common Shares That May Yet be Purchased Under the Plans or Programs(3)
January 1, 2023 through January 28, 2023	109	$63.19	—	$461,912,353
January 29, 2023 through February 25, 2023	—	$—	—	$461,912,353
February 26, 2023 through April 1, 2023	2,640	$72.52	—	N/A
Total	2,749	$72.15	—

(1)All of the Common Shares purchased during the second quarter of fiscal 2023 were purchased in open market transactions. The Common Shares purchased during the quarter consisted of 2,749 Common Shares purchased by the trustee of the rabbi trust established by the Company as permitted pursuant to the terms of The Scotts Company LLC Executive Retirement Plan.

(2)The average price paid per Common Share is calculated on a settlement basis and includes commissions.

(3)On February 6, 2020, the Company announced a repurchase program allowing for repurchases of up to $750.0 million of Common Shares from April 30, 2020 through March 25, 2023. As of the date of this Form 10-Q, the Company does not have an active repurchase program.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4. MINE SAFETY DISCLOSURES
Not Applicable.
ITEM 5. OTHER INFORMATION
Not Applicable.
ITEM 6. EXHIBITS
See Index to Exhibits at page 42 for a list of the exhibits included herewith.

Contents
THE SCOTTS MIRACLE-GRO COMPANY
QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED APRIL 1, 2023

INDEX TO EXHIBITS

Incorporated by Reference
Exhibit No.	Description	Form	Exhibit	Filing Date	Filed Herewith
10.1	The Scotts Miracle-Gro Company Long-Term Incentive Plan (Effective as of January 23, 2023)	8-K	10.1	January 27, 2023
10.2	Form of Non-Employee Director Special Restricted Stock Unit Award	8-K	10.2	January 27, 2023
10.3	Form of Performance Unit Award Agreement which may be made under The Scotts Miracle-Gro Long-Term Incentive Plan	8-K	10.1	February 1, 2023
21	Subsidiaries of The Scotts Miracle-Gro Company				X
22	Guarantor Subsidiaries				X
31.1	Rule 13a-14(a)/15d-14(a) Certifications (Principal Executive Officer)				X
31.2	Rule 13a-14(a)/15d-14(a) Certifications (Principal Financial Officer)				X
32	Section 1350 Certifications (Principal Executive Officer and Principal Financial Officer)				X
101.SCH	XBRL Taxonomy Extension Schema				X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase				X
101.DEF	XBRL Taxonomy Extension Definition Linkbase				X
101.LAB	XBRL Taxonomy Extension Label Linkbase				X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase				X
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)				X

Contents
SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

THE SCOTTS MIRACLE-GRO COMPANY

Date: May 10, 2023	/s/ MATTHEW E. GARTH
Printed Name: Matthew E. Garth
Title: Executive Vice President and Chief Financial Officer