Form 10-Q
period 2023-07-01
SCOTTS MIRACLE-GRO CO
filed 2023-08-09
CIK 825542

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_________________________________________
FORM 10-Q
_________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended July 1, 2023
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
As of August 4, 2023, there were 56,156,151 Common Shares outstanding.

Table of Contents

Table of Contents
PART I—FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

THE SCOTTS MIRACLE-GRO COMPANY
Condensed Consolidated Statements of Operations
(In millions, except per share data)
(Unaudited)

	Three Months Ended		Nine Months Ended
	July 1, 2023	July 2, 2022	July 1, 2023	July 2, 2022
Net sales	$1,118.7	$1,186.1	$3,176.8	$3,430.4
Cost of sales	880.1	883.7	2,300.7	2,415.6
Cost of sales—impairment, restructuring and other	32.7	65.8	161.8	71.1
Gross margin	205.9	236.6	714.3	943.7
Operating expenses:
Selling, general and administrative	128.5	135.8	443.3	494.6
Impairment, restructuring and other	1.7	658.4	32.0	660.2
Other (income) expense, net	(1.6)	4.9	(2.7)	(1.0)
Income (loss) from operations	77.3	(562.5)	241.7	(210.1)
Equity in income of unconsolidated affiliates	(22.2)	(15.1)	(3.5)	(1.3)
Interest expense	47.1	31.0	138.1	83.1
Other non-operating (income) expense, net	0.4	(1.7)	(0.2)	(5.4)
Income (loss) before income taxes	52.0	(576.7)	107.3	(286.5)
Income tax expense (benefit)	8.3	(132.8)	19.0	(69.0)
Net income (loss)	$43.7	$(443.9)	$88.3	$(217.5)

Basic net income (loss) per common share	$0.78	$(8.01)	$1.58	$(3.91)
Diluted net income (loss) per common share	$0.77	$(8.01)	$1.57	$(3.91)

Weighted-average common shares outstanding during the period	56.2	55.4	55.9	55.6
Weighted-average common shares outstanding during the period plus dilutive potential common shares	56.6	55.4	56.3	55.6
See Notes to Condensed Consolidated Financial Statements.

Contents

THE SCOTTS MIRACLE-GRO COMPANY
Condensed Consolidated Statements of Comprehensive Income (Loss)
(In millions)
(Unaudited)

	Three Months Ended		Nine Months Ended
	July 1, 2023	July 2, 2022	July 1, 2023	July 2, 2022
Net income (loss)	$43.7	$(443.9)	$88.3	$(217.5)
Other comprehensive income (loss):
Net foreign currency translation adjustment	2.7	(12.3)	10.9	(17.9)
Net unrealized gain (loss) on derivative instruments, net of tax	7.2	(9.0)	(2.4)	16.8
Reclassification of net unrealized (gain) loss on derivative instruments to net income, net of tax	(3.2)	1.4	(15.1)	(3.0)
Net unrealized gain (loss) on securities, net of tax	0.5	(60.0)	(25.5)	(59.8)
Pension and other post-retirement benefit adjustments, net of tax	(0.6)	3.6	(3.8)	5.6
Total other comprehensive income (loss)	6.6	(76.3)	(35.9)	(58.3)
Comprehensive income (loss)	$50.3	$(520.2)	$52.4	$(275.8)
See Notes to Condensed Consolidated Financial Statements.

Contents

THE SCOTTS MIRACLE-GRO COMPANY
Condensed Consolidated Statements of Cash Flows
(In millions)
(Unaudited)

	Nine Months Ended
	July 1, 2023	July 2, 2022
OPERATING ACTIVITIES
Net income (loss)	$88.3	$(217.5)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Impairment, restructuring and other	50.0	641.8
Deferred taxes	(5.9)	(162.7)
Share-based compensation expense	52.7	28.6
Depreciation	49.6	50.3
Amortization	20.8	28.5
Equity in income of unconsolidated affiliates	(3.5)	(1.3)
Other, net	0.4	0.5
Changes in assets and liabilities, net of acquisitions:
Accounts receivable	(775.9)	(467.7)
Inventories	448.6	(256.6)
Prepaid and other current assets	(0.7)	(36.1)
Accounts payable	(35.7)	(288.3)
Other current liabilities	112.5	(16.4)
Other non-current items	(8.1)	20.6
Other, net	2.6	(3.3)
Net cash used in operating activities	(4.3)	(679.6)

INVESTING ACTIVITIES
Proceeds from sale of long-lived assets	1.9	9.4
Investments in property, plant and equipment	(73.8)	(99.0)
Proceeds from loans receivable	37.0	—
Payment for acquisitions, net of cash acquired	—	(237.3)
Purchase of convertible debt investments	—	(25.0)
Other investing, net	(9.7)	17.4
Net cash used in investing activities	(44.6)	(334.5)

FINANCING ACTIVITIES
Borrowings under revolving and bank lines of credit and term loans	1,296.4	3,440.0
Repayments under revolving and bank lines of credit and term loans	(1,183.8)	(2,253.3)
Financing and issuance fees	—	(9.7)
Dividends paid	(112.0)	(129.6)
Purchase of Common Shares	(9.3)	(257.7)
Cash received from exercise of stock options	1.7	2.6
Other financing, net	(4.0)	5.6
Net cash (used in) provided by financing activities	(11.0)	797.9
Effect of exchange rate changes on cash	0.5	(0.1)
Net decrease in cash and cash equivalents	(59.4)	(216.3)
Cash and cash equivalents at beginning of period	86.8	244.1
Cash and cash equivalents at end of period	$27.4	$27.8

See Notes to Condensed Consolidated Financial Statements.

Contents

THE SCOTTS MIRACLE-GRO COMPANY
Condensed Consolidated Balance Sheets
(In millions, except per share data)
(Unaudited)

	July 1, 2023	July 2, 2022	September 30, 2022
ASSETS
Current assets:
Cash and cash equivalents	$27.4	$27.8	$86.8
Accounts receivable, less allowances of $22.3, $16.8 and $14.4, respectively	717.7	674.7	299.0
Accounts receivable pledged	442.2	277.8	79.8
Inventories	884.9	1,407.6	1,343.5
Prepaid and other current assets	178.8	200.8	172.8
Total current assets	2,251.0	2,588.7	1,981.9
Investment in unconsolidated affiliates	196.5	208.3	193.8
Property, plant and equipment, net of accumulated depreciation of $805.3, $778.4 and $777.9, respectively	590.3	625.2	606.0
Goodwill	254.5	254.7	254.0
Intangible assets, net	560.2	627.1	580.2
Other assets	601.9	689.7	680.9
Total assets	$4,454.4	$4,993.7	$4,296.8

LIABILITIES AND EQUITY
Current liabilities:
Current portion of debt	$450.7	$322.0	$144.3
Accounts payable	365.7	291.0	422.6
Other current liabilities	512.7	458.9	397.0
Total current liabilities	1,329.1	1,071.9	963.9
Long-term debt	2,628.8	3,155.6	2,826.2
Other liabilities	361.7	348.1	359.0
Total liabilities	4,319.6	4,575.6	4,149.1
Commitments and contingencies (Note 12)
Equity:
Common shares and capital in excess of $0.01 stated value per share; shares outstanding of 56.1, 55.4 and 55.5, respectively	350.5	362.0	364.0
Retained earnings	996.8	1,276.9	1,020.1
Treasury shares, at cost; 12.0, 12.8 and 12.8 shares, respectively	(1,032.0)	(1,096.1)	(1,091.8)
Accumulated other comprehensive loss	(180.5)	(124.7)	(144.6)
Total equity	134.8	418.1	147.7
Total liabilities and equity	$4,454.4	$4,993.7	$4,296.8
See Notes to Condensed Consolidated Financial Statements.

Contents	THE SCOTTS MIRACLE-GRO COMPANY
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
Organization and Basis of Presentation
The Company’s unaudited condensed consolidated financial statements for the three and nine months ended July 1, 2023 and July 2, 2022 are presented in accordance with accounting principles generally accepted in the United States of America (“GAAP”). The condensed consolidated financial statements include the accounts of Scotts Miracle-Gro and its subsidiaries. All intercompany transactions and accounts have been eliminated in consolidation. The Company’s consolidation criteria are based on majority ownership (as evidenced by a majority voting interest in the entity) and an objective evaluation and determination of effective management control. The results of businesses acquired or disposed of are included in the condensed consolidated financial statements from the date of each acquisition or up to the date of disposal, respectively. In the opinion of management, interim results reflect all normal and recurring adjustments and are not necessarily indicative of results for a full year.
Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been omitted or condensed pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Accordingly, this Quarterly Report on Form 10-Q for the fiscal quarter ended July 1, 2023 (this “Form 10-Q”) should be read in conjunction with Scotts Miracle-Gro’s Annual Report on Form 10-K for the fiscal year ended September 30, 2022 (the “2022 Annual Report”), which includes a complete set of footnote disclosures, including the Company’s significant accounting policies.
The Company’s Condensed Consolidated Balance Sheet at September 30, 2022 has been derived from the Company’s audited Consolidated Balance Sheet at that date, but does not include all of the information and footnotes required by GAAP for complete financial statements.
Long-Lived Assets
The Company had non-cash investing activities of $7.6 and $13.3 during the nine months ended July 1, 2023 and July 2, 2022, respectively, representing unpaid liabilities to acquire property, plant and equipment.
Statements of Cash Flows
Supplemental cash flow information was as follows:

	Nine Months Ended
	July 1, 2023	July 2, 2022
Interest paid	$143.3	$87.8
Income tax payments (refunds), net	(15.4)	26.9
Cash flow from operating activities for the nine months ended July 1, 2023 was favorably impacted by extended payment terms with vendors for payments originally due in the final weeks of the third quarter of fiscal 2023 that were paid in the fourth quarter of fiscal 2023. The Company also received proceeds of $37.0 during the nine months ended July 1, 2023 related to the payoff of seller financing that the Company provided in connection with a fiscal 2017 divestiture, which was classified as an investing activity in the Condensed Consolidated Statements of Cash Flows.

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
The Hawthorne Collective
On August 24, 2021, the Company’s wholly-owned subsidiary, The Hawthorne Collective, Inc. (“THC”), made its initial investment under the Company’s strategic minority non-equity investment initiative in the form of a $150.0 six-year convertible note issued to the Company by Toronto-based RIV Capital Inc. (“RIV Capital”) (CSE: RIV) (OTC: CNPOF), a cannabis investment and acquisition firm listed on the Canadian Securities Exchange. On April 22, 2022, pursuant to its follow-on investment rights, the Company made an additional investment in RIV Capital in the form of a $25.0 convertible note. The notes accrue interest at 2 percent annually for the first two years and mature on August 24, 2027. Accrued interest will be payable to THC at maturity or will be included in the conversion value of the notes at the time of conversion.
NOTE 3.  GOODWILL AND INTANGIBLE ASSETS
During the third quarter of fiscal 2022, the Company performed an interim impairment review of its goodwill and a recoverability test for long-lived assets as of July 2, 2022. The Company concluded that the carrying value of long-lived assets exceeded their estimated fair value and recorded impairment charges of $69.0 related to trade names and $41.0 related to customer relationships in the “Impairment, restructuring and other” line in the Condensed Consolidated Statements of Operations during the three and nine months ended July 2, 2022. The fair values of long-lived assets were determined using income-based approaches, including the relief-from-royalty method for trade names, that include market participant expectations of cash flows that the assets will generate over the remaining useful life discounted to present value using an

Contents	THE SCOTTS MIRACLE-GRO COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — (Continued)
(Dollars in millions, except per share data)
appropriate discount rate. These fair value estimates utilize significant unobservable inputs and thus represent Level 3 fair value measurements.
After adjusting the carrying values of the finite-lived intangible assets, the Company completed an interim quantitative impairment test for goodwill. This quantitative test resulted in a non-cash, pre-tax goodwill impairment charge of $522.4 related to the Hawthorne reporting unit, which was recorded in the “Impairment, restructuring and other” line in the Condensed Consolidated Statements of Operations during the three and nine months ended July 2, 2022. The carrying value of goodwill of the Hawthorne reporting unit, after recognizing the impairment, is zero. The estimated fair value of the Hawthorne reporting unit was based upon an equal weighting of the income-based and market-based approaches, utilizing estimated cash flows and a terminal value, discounted at a rate of return that reflects the relative risk of the cash flows, as well as valuation multiples derived from comparable publicly traded companies that are applied to operating performance of the reporting unit. The fair value estimate utilizes significant unobservable inputs and thus represents a Level 3 fair value measurement.
NOTE 4. INVESTMENT IN UNCONSOLIDATED AFFILIATES
On December 31, 2020, the Company acquired a 50% equity interest in Bonnie Plants, LLC, a joint venture with Alabama Farmers Cooperative, Inc. (“AFC”) focused on planting, growing, developing, distributing, marketing and selling live plants. During the three months ended December 31, 2022, the Company and AFC agreed to amend the joint venture agreement to allow AFC to make an additional equity contribution to Bonnie Plants, LLC, and, subsequent to this contribution by AFC, the Company now owns a 45% equity interest in Bonnie Plants, LLC. The Company’s interest is accounted for using the equity method of accounting, with the Company’s proportionate share of Bonnie Plants, LLC’s earnings reflected in the Condensed Consolidated Statements of Operations. During the three and nine months ended July 1, 2023, the Company recorded equity in income of unconsolidated affiliates associated with Bonnie Plants, LLC of $22.2 and $3.5, respectively, as compared to $15.1 and $1.3 during the three and nine months ended July 2, 2022, respectively.
NOTE 5. IMPAIRMENT, RESTRUCTURING AND OTHER
Activity described herein is classified within the “Cost of sales—impairment, restructuring and other” and “Impairment, restructuring and other” lines in the Condensed Consolidated Statements of Operations. The following table details impairment, restructuring and other charges for each of the periods presented:

	Three Months Ended		Nine Months Ended
	July 1, 2023	July 2, 2022	July 1, 2023	July 2, 2022
Cost of sales—impairment, restructuring and other:
Restructuring and other charges, net	$28.6	$58.8	$134.3	$61.3
Right-of-use asset impairments	3.7	—	19.1	—
Property, plant and equipment impairments	0.5	7.0	8.4	9.8
Operating expenses:
Restructuring and other charges, net	1.7	25.3	32.0	27.1
Goodwill and intangible asset impairments	—	633.1	—	633.1
Total impairment, restructuring and other charges	$34.5	$724.2	$193.8	$731.3
The following table summarizes the activity related to liabilities associated with restructuring activities during the nine months ended July 1, 2023:

Amounts accrued at September 30, 2022	$31.5
Restructuring charges	30.6
Payments	(35.2)
Amounts accrued at July 1, 2023	$26.9
As of July 1, 2023, restructuring accruals include $8.5 that is classified as long-term.
During fiscal 2022, the Company began implementing a series of Company-wide organizational changes and initiatives intended to create operational and management-level efficiencies. As part of this restructuring initiative, the Company is reducing the size of its supply chain network, reducing staffing levels and implementing other cost-reduction initiatives. During the second quarter of fiscal 2023, the Company accelerated the optimization of its Hawthorne supply chain network by announcing the closure of four additional distribution centers. In addition, to reduce its on hand inventory to align with the

Contents	THE SCOTTS MIRACLE-GRO COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — (Continued)
(Dollars in millions, except per share data)
optimized network capacity, the Company sold its non-core HurricaneTM branded fans business for $5.0 during the second quarter of fiscal 2023 and has commenced plans to accelerate the reduction of certain other Hawthorne inventory, primarily lighting, growing environments and hardware products. During the third quarter of fiscal 2023, the Company commenced plans to close several additional supply chain network facilities within its U.S. Consumer and Hawthorne segments. During the three and nine months ended July 1, 2023, the Company incurred costs of $34.5 and $185.8, respectively, associated with this restructuring initiative primarily related to inventory write-down charges, employee termination benefits, facility closure costs and impairment of right-of-use assets and property, plant and equipment. The Company incurred costs of $7.1 and $8.2 in its U.S. Consumer segment and $25.7 and $152.6 in its Hawthorne segment in the “Cost of sales—impairment, restructuring and other” line in the Condensed Consolidated Statements of Operations during the three and nine months ended July 1, 2023, respectively. The Company incurred costs of $0.0 and $0.1 in its U.S. Consumer segment, $1.9 and $20.1 in its Hawthorne segment, $0.0 and $0.2 in its Other segment and $0.0 and $4.5 at Corporate in the “Impairment, restructuring and other” line in the Condensed Consolidated Statements of Operations during the three and nine months ended July 1, 2023, respectively. Costs incurred from the inception of this restructuring initiative through July 1, 2023 were $207.9 for the Hawthorne segment, $30.0 for the U.S. Consumer segment, $0.9 for the Other segment and $12.2 for Corporate.
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
NOTE 6. INVENTORIES
Inventories consisted of the following for each of the periods presented:

	July 1, 2023	July 2, 2022	September 30, 2022
Finished goods	$534.4	$988.0	$926.2
Raw materials	271.3	310.4	293.2
Work-in-process	79.2	109.2	124.1
Total	$884.9	$1,407.6	$1,343.5
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
The elements of the net commission and reimbursements earned under the Third Restated Agreement and included in the “Net sales” line in the Condensed Consolidated Statements of Operations are as follows:

	Three Months Ended		Nine Months Ended
	July 1, 2023	July 2, 2022	July 1, 2023	July 2, 2022
Gross commission	$12.3	$20.9	$70.9	$73.4
Contribution expenses	(4.5)	(4.5)	(13.5)	(13.5)
Net commission	7.8	16.4	57.4	59.9
Reimbursements associated with Roundup® marketing agreement	23.5	14.8	65.9	56.4
Total net sales associated with Roundup® marketing agreement	$31.3	$31.2	$123.3	$116.3
NOTE 8. DEBT
The components of debt are as follows:

	July 1, 2023	July 2, 2022	September 30, 2022
Credit Facilities:
Revolving loans	$145.1	$617.4	$300.5
Term loans	937.5	987.5	975.0
Senior Notes due 2031 – 4.000%	500.0	500.0	500.0
Senior Notes due 2032 – 4.375%	400.0	400.0	400.0
Senior Notes due 2029 – 4.500%	450.0	450.0	450.0
Senior Notes due 2026 – 5.250%	250.0	250.0	250.0
Receivables facility	398.0	250.0	75.0
Finance lease obligations	17.4	29.3	28.9
Other	0.8	15.9	12.7
Total debt	3,098.8	3,500.1	2,992.1
Less current portions	450.7	322.0	144.3
Less unamortized debt issuance costs	19.3	22.5	21.6
Long-term debt	$2,628.8	$3,155.6	$2,826.2
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
On June 8, 2022, the Company entered into Amendment No. 1 (“Amendment No. 1”) to the Sixth A&R Credit Agreement. Amendment No. 1 increased the maximum permitted leverage ratio for the quarterly leverage covenant until April 1, 2024. Amendment No. 1 also increased the interest rate applicable to borrowings under the revolving credit facility by 35 bps and the term loan facility by 50 bps, and increased the annual facility fee rate on the revolving credit facility by 15 bps, in each case, when the Company’s quarterly-tested leverage ratio exceeded 4.75.
On July 31, 2023, the Company entered into Amendment No. 2 (“Amendment No. 2”) to the Sixth A&R Credit Agreement. Pursuant to Amendment No. 2, the Sixth A&R Credit Agreement was amended to (i) reduce the revolving loan commitments by $250.0; (ii) increase the maximum permitted leverage ratio for the quarterly leverage covenant until the earlier of (a) October 1, 2025 and (b) subject to certain conditions specified in Amendment No. 2, the termination by the Company of such adjustment (such period, the “Leverage Adjustment Period”); (iii) replace the interest coverage covenant with a fixed charge coverage covenant; (iv) increase the interest rate applicable to borrowings under the revolving credit facility and the term loan facility by 0.25% for each existing pricing tier and add a pricing tier that is applicable for periods when the leverage ratio is in excess of 6.0; (v) limit the amount of certain incremental investments, loans and advances to $25.0 during the Leverage Adjustment Period; and (vi) add the Company’s intellectual property (subject to certain agreed exceptions) as collateral to secure its obligations under the Sixth A&R Credit Agreement. Additionally, Amendment No. 2 limits the Company’s ability to declare or pay any discretionary dividends, distributions or other restricted payments during the Leverage Adjustment Period to only the payment of (i) regularly scheduled cash dividends to holders of its Common Shares in an aggregate amount not to exceed $225.0 per fiscal year and (ii) other dividends, distributions or other restricted payments in an aggregate amount not to exceed $25.0. Amendment No. 2 also requires pro forma compliance with certain leverage levels specified in Amendment No. 2 with respect to the Company’s ability to make certain investments. Pursuant to Amendment No. 2, the Sixth A&R Credit Agreement is secured by (i) a perfected first priority security interest in all of the accounts receivable, inventory, equipment and intellectual property of Scotts Miracle-Gro and certain of its domestic subsidiaries and (ii) the pledge of all of the capital stock of certain of Scotts Miracle-Gro’s domestic subsidiaries and a portion of the capital stock of certain of its foreign subsidiaries.
At July 1, 2023, the Company had letters of credit outstanding in the aggregate principal amount of $5.0 and had $1,349.9 of borrowing availability under the Sixth A&R Credit Agreement. The weighted average interest rates on average borrowings under the credit facilities, excluding the impact of interest rate swaps, were 7.3% and 2.1% for the nine months ended July 1, 2023 and July 2, 2022, respectively.
The Sixth A&R Credit Agreement contains, among other obligations, an affirmative covenant regarding the Company’s leverage ratio determined as of the end of each of its fiscal quarters calculated as average total indebtedness, divided by the Company’s earnings before interest, taxes, depreciation and amortization, as adjusted pursuant to the terms of Amendment No. 2 (“Adjusted EBITDA”). Pursuant to Amendment No. 2, the maximum permitted leverage ratio is (i) 7.00 for the third quarter of fiscal 2023, (ii) 7.75 for the fourth quarter of fiscal 2023, (iii) 8.25 for the first quarter of fiscal 2024, (iv) 7.75 for the second quarter of fiscal 2024, (v) 6.50 for the third quarter of fiscal 2024, (vi) 6.00 for the fourth quarter of fiscal 2024, (vii) 5.50 for the first quarter of fiscal 2025, (viii) 5.25 for the second quarter of fiscal 2025, (ix) 5.00 for the third quarter of fiscal 2025, (x) 4.75 for the fourth quarter of fiscal 2025, and (xi) 4.50 for the first quarter of fiscal 2026 and thereafter. The Company’s leverage ratio was 6.15 at July 1, 2023. Pursuant to Amendment No. 2, the Sixth A&R Credit Agreement also contains an affirmative covenant regarding the Company’s fixed charge coverage ratio determined as of the end of each of its fiscal quarters ending on or after September 30, 2023. The fixed charge coverage ratio is calculated as Adjusted EBITDA minus capital expenditures and expense for taxes paid in cash, divided by the sum of interest expense plus restricted payments, as described in Amendment No. 2. The minimum required fixed charge coverage ratio is (i) 0.75 for the fourth quarter of fiscal 2023 through the third quarter of fiscal 2024 and (ii) 1.00 for the fourth quarter of fiscal 2024 and thereafter.
As of July 1, 2023, the Company was in compliance with all applicable covenants in the agreements governing its debt. Based on the Company’s projections of its financial performance for the twelve-month period subsequent to the date of the filing of this Form 10-Q, the Company expects to remain in compliance with the financial covenants under the Sixth A&R Credit Agreement. However, the Company’s assessment of its ability to meet its future obligations is inherently subjective, judgment-based, and susceptible to change based on future events. A covenant violation may result in an event of default.

Contents	THE SCOTTS MIRACLE-GRO COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — (Continued)
(Dollars in millions, except per share data)
Such a default would allow the lenders under the Sixth A&R Credit Agreement to accelerate the maturity of the indebtedness thereunder and would also implicate cross-default provisions under the Senior Notes, as defined below, and cause the Senior Notes to become due and payable at that time. As of July 1, 2023, the Company’s indebtedness under the Sixth A&R Credit Agreement and Senior Notes was $2,682.6. The Company does not have sufficient cash on hand or available liquidity that can be utilized to repay these outstanding amounts in the event of default.
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
Receivables Facility
On April 7, 2017, the Company entered into a Master Repurchase Agreement (including the annexes thereto, the “Repurchase Agreement”) and a Master Framework Agreement, as amended (the “Framework Agreement” and, together with the Repurchase Agreement, the “Receivables Facility”). Under the Receivables Facility, the Company may sell a portfolio of available and eligible outstanding customer accounts receivable to the purchasers and simultaneously agree to repurchase the receivables on a weekly basis. The eligible accounts receivable consist of accounts receivable generated by sales to three specified customers. The eligible amount of customer accounts receivable which may be sold under the Receivables Facility is $400.0 and the commitment amount during the seasonal commitment period that began on February 24, 2023 and ended on June 16, 2023 was $160.0. The Receivables Facility expires on August 18, 2023.
The Company accounts for the sale of receivables under the Receivables Facility as short-term debt and continues to carry the receivables on its Condensed Consolidated Balance Sheets, primarily as a result of the Company’s requirement to repurchase receivables sold. As of July 1, 2023 and July 2, 2022, there were $398.0 and $250.0, respectively, in borrowings on receivables pledged as collateral under the Receivables Facility, and the carrying value of the receivables pledged as collateral was $442.2 and $277.8, respectively.
Interest Rate Swap Agreements
The Company enters into interest rate swap agreements with major financial institutions that effectively convert a portion of the Company’s variable-rate debt to a fixed rate. Interest payments made between the effective date and expiration date are hedged by the swap agreements. Swap agreements that were hedging interest payments as of July 1, 2023, July 2, 2022 and September 30, 2022 had a maximum total U.S. dollar equivalent notional amount of $600.0, $800.0, and $800.0 respectively.

Contents	THE SCOTTS MIRACLE-GRO COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — (Continued)
(Dollars in millions, except per share data)
The notional amount, effective date, expiration date and rate of each of the swap agreements outstanding at July 1, 2023 are shown in the table below:

Notional Amount ($)		Effective Date (a)	Expiration Date	Fixed Rate
200	(b)	1/20/2022	6/20/2024	0.49%
200		6/7/2023	6/8/2026	0.80%
150		6/7/2023	4/7/2027	3.37%
50		6/7/2023	4/7/2027	3.34%
(a)The effective date refers to the date on which interest payments are first hedged by the applicable swap agreement.
(b)Notional amount adjusts in accordance with a specified seasonal schedule. This represents the maximum notional amount at any point in time.
Weighted Average Interest Rate
The weighted average interest rates on the Company’s debt, including the impact of interest rate swaps, were 5.3% and 3.4% for the nine months ended July 1, 2023 and July 2, 2022, respectively.
NOTE 9. EQUITY
The following tables provide a summary of the changes in equity for each of the periods indicated:

	Common Shares and Capital in Excess of Stated Value	Retained Earnings	Treasury Shares	Accumulated Other Comprehensive Loss	Total Equity
Balance at September 30, 2022	$364.0	$1,020.1	$(1,091.8)	$(144.6)	$147.7
Net income (loss)	—	(64.7)	—	—	(64.7)
Other comprehensive income (loss)	—	—	—	(24.6)	(24.6)
Share-based compensation	20.8	—	—	—	20.8
Dividends declared ($0.66 per share)	—	(37.5)	—	—	(37.5)
Treasury share purchases	—	—	(0.8)	—	(0.8)
Treasury share issuances	(17.2)	—	35.9	—	18.7
Balance at December 31, 2022	367.6	917.9	(1,056.7)	(169.3)	59.5
Net income (loss)	—	109.4	—	—	109.4
Other comprehensive income (loss)	—	—	—	(17.8)	(17.8)
Share-based compensation	37.2	—	—	—	37.2
Dividends declared ($0.66 per share)	—	(37.0)	—	—	(37.0)
Treasury share purchases	—	—	(5.6)	—	(5.6)
Treasury share issuances	(30.4)	—	22.3	—	(8.1)
Balance at April 1, 2023	374.3	990.3	(1,040.0)	(187.1)	137.5
Net income (loss)	—	43.7	—	—	43.7
Other comprehensive income (loss)	—	—	—	6.6	6.6
Share-based compensation	(5.8)	—	—	—	(5.8)
Dividends declared ($0.66 per share)	—	(37.2)	—	—	(37.2)
Treasury share purchases	—	—	(2.8)	—	(2.8)
Treasury share issuances	(18.0)	—	10.8	—	(7.2)
Balance at July 1, 2023	$350.5	$996.8	$(1,032.0)	$(180.5)	$134.8
The sum of the components may not equal due to rounding.

Contents	THE SCOTTS MIRACLE-GRO COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — (Continued)
(Dollars in millions, except per share data)

	Common Shares and Capital in Excess of Stated Value	Retained Earnings	Treasury Shares	Accumulated Other Comprehensive Loss	Total Equity
Balance at September 30, 2021	$477.0	$1,605.1	$(1,002.4)	$(66.4)	$1,013.3
Net income (loss)	—	(50.0)	—	—	(50.0)
Other comprehensive income (loss)	—	—	—	5.7	5.7
Share-based compensation	7.3	—	—	—	7.3
Dividends declared ($0.66 per share)	—	(37.3)	—	—	(37.3)
Treasury share purchases	—	—	(129.5)	—	(129.5)
Treasury share issuances	2.6	—	19.5	—	22.1
Balance at January 1, 2022	486.9	1,517.8	(1,112.4)	(60.7)	831.6
Net income (loss)	—	276.5	—	—	276.5
Other comprehensive income (loss)	—	—	—	12.3	12.3
Share-based compensation	15.9	—	—	—	15.9
Dividends declared ($0.66 per share)	—	(35.5)	—	—	(35.5)
Treasury share purchases	—	—	(128.1)	—	(128.1)
Treasury share issuances	(141.0)	—	143.3	—	2.3
Balance at April 2, 2022	361.8	1,758.8	(1,097.2)	(48.4)	975.0
Net income (loss)	—	(443.9)	—	—	(443.9)
Other comprehensive income (loss)	—	—	—	(76.3)	(76.3)
Share-based compensation	1.6	—	—	—	1.6
Dividends declared ($0.66 per share)	—	(38.0)	—	—	(38.0)
Treasury share purchases	—	—	(0.1)	—	(0.1)
Treasury share issuances	(1.4)	—	1.2	—	(0.2)
Balance at July 2, 2022	$362.0	$1,276.9	$(1,096.1)	$(124.7)	$418.1
The sum of the components may not equal due to rounding.

Contents	THE SCOTTS MIRACLE-GRO COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — (Continued)
(Dollars in millions, except per share data)
Accumulated Other Comprehensive Loss
Changes in accumulated other comprehensive loss (“AOCL”) by component were as follows for each of the periods indicated:

	Three Months Ended
	Foreign Currency Translation Adjustments	Net Unrealized Gain (Loss) On Derivative Instruments	Net Unrealized Gain (Loss) On Securities	Pension and Other Post-Retirement Benefit Adjustments	Accumulated Other Comprehensive Income (Loss)
Balance at April 1, 2023	$(20.7)	$11.8	$(105.7)	$(72.6)	$(187.1)
Other comprehensive income (loss) before reclassifications	2.7	9.7	0.6	—	13.0
Amounts reclassified from accumulated other comprehensive net income (loss)	—	(4.3)	—	(0.8)	(5.1)
Income tax benefit (expense)	—	(1.4)	(0.1)	0.2	(1.3)
Net current period other comprehensive income (loss)	2.7	4.0	0.5	(0.6)	6.6
Balance at July 1, 2023	$(18.0)	$15.8	$(105.2)	$(73.2)	$(180.5)

Balance at April 2, 2022	$(7.3)	$31.5	$(2.1)	$(70.5)	$(48.4)
Other comprehensive income (loss) before reclassifications	(12.3)	(12.2)	(79.2)	—	(103.7)
Amounts reclassified from accumulated other comprehensive net income (loss)	—	1.9	—	4.9	6.8
Income tax benefit (expense)	—	2.7	19.2	(1.3)	20.6
Net current period other comprehensive income (loss)	(12.3)	(7.6)	(60.0)	3.6	(76.3)
Balance at July 2, 2022	$(19.6)	$23.9	$(62.1)	$(67.0)	$(124.7)
The sum of the components may not equal due to rounding.

	Nine Months Ended
	Foreign Currency Translation Adjustments	Net Unrealized Gain (Loss) On Derivative Instruments	Net Unrealized Gain (Loss) On Securities	Pension and Other Post-Retirement Benefit Adjustments	Accumulated Other Comprehensive Income (Loss)
Balance at September 30, 2022	$(28.9)	$33.3	$(79.7)	$(69.3)	$(144.6)
Other comprehensive income (loss) before reclassifications	10.9	(3.2)	(33.5)	—	(25.8)
Amounts reclassified from accumulated other comprehensive net income (loss)	—	(20.3)	—	(5.1)	(25.4)
Income tax benefit (expense)	—	5.9	8.0	1.3	15.2
Net current period other comprehensive income (loss)	10.9	(17.5)	(25.5)	(3.8)	(35.9)
Balance at July 1, 2023	$(18.0)	$15.8	$(105.2)	$(73.2)	$(180.5)

Balance at September 30, 2021	$(1.7)	$10.2	$(2.3)	$(72.5)	$(66.4)
Other comprehensive income (loss) before reclassifications	(17.9)	22.7	(78.9)	—	(74.1)
Amounts reclassified from accumulated other comprehensive net income (loss)	—	(4.1)	—	7.6	3.5
Income tax benefit (expense)	—	(4.8)	19.1	(2.0)	12.3
Net current period other comprehensive income (loss)	(17.9)	13.8	(59.8)	5.6	(58.3)
Balance at July 2, 2022	$(19.6)	$23.9	$(62.1)	$(67.0)	$(124.7)
The sum of the components may not equal due to rounding.

Contents	THE SCOTTS MIRACLE-GRO COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — (Continued)
(Dollars in millions, except per share data)
Share Repurchases
On February 6, 2020, Scotts Miracle-Gro announced that its Board of Directors authorized the repurchase of up to $750.0 of Common Shares from April 30, 2020 through March 25, 2023. There were no share repurchases under this share repurchase authorization during fiscal 2023 through its expiration on March 25, 2023. During the three and nine months ended July 2, 2022, Scotts Miracle-Gro repurchased 0.0 million and 1.1 million Common Shares under this share repurchase authorization for $0.0 and $175.0, respectively. Treasury share purchases also include cash paid to tax authorities to satisfy statutory income tax withholding obligations related to share-based compensation of $2.8 and $9.3 for the three and nine months ended July 1, 2023, respectively, and $0.1 and $82.7 for the three and nine months ended July 2, 2022, respectively.
Share-Based Awards
Total share-based compensation was as follows for each of the periods indicated:

	Three Months Ended		Nine Months Ended
	July 1, 2023	July 2, 2022	July 1, 2023	July 2, 2022
Share-based compensation	$(5.8)	$1.6	$52.2	$24.8
Related tax benefit recognized	0.6	0.3	11.4	3.8
During the three months ended July 1, 2023, a cumulative adjustment was recognized to share-based compensation expense for certain performance-based award units to reflect management’s assessment of a lower probability of achievement of performance goals.
NOTE 10. EARNINGS PER COMMON SHARE
The following table sets forth a reconciliation of the weighted average number of shares outstanding (in millions) used to calculate basic and diluted net income (loss) per Common Share:

	Three Months Ended		Nine Months Ended
	July 1, 2023	July 2, 2022	July 1, 2023	July 2, 2022
Net income (loss)	$43.7	$(443.9)	$88.3	$(217.5)
Basic net income (loss) per common share
Weighted-average common shares outstanding during the period	56.2	55.4	55.9	55.6
Basic net income (loss) per common share	$0.78	$(8.01)	$1.58	$(3.91)
Diluted net income (loss) per common share
Weighted-average common shares outstanding during the period	56.2	55.4	55.9	55.6
Dilutive potential common shares	0.4	—	0.4	—
Weighted-average common shares outstanding during the period plus dilutive potential common shares	56.6	55.4	56.3	55.6
Diluted net income (loss) per common share	$0.77	$(8.01)	$1.57	$(3.91)

Antidilutive stock options outstanding	0.2	0.2	0.4	0.2
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
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — (Continued)
(Dollars in millions, except per share data)
NOTE 11. INCOME TAXES
The effective tax rates for the nine months ended July 1, 2023 and July 2, 2022 were 17.7% and 24.1%, respectively. The effective tax rate used for interim reporting purposes is based on management’s best estimate of factors impacting the effective tax rate for the full fiscal year and includes the impact of discrete items recognized in the quarter. There can be no assurance that the effective tax rate estimated for interim financial reporting purposes will approximate the effective tax rate determined at fiscal year-end.
During the three and nine months ended July 2, 2022, the Company recognized non-cash, pre-tax goodwill and intangible asset impairment charges of $632.4 related to its Hawthorne segment in the “Impairment, restructuring and other” line in the Condensed Consolidated Statements of Operations. The tax impact of the impairment charges was a benefit of $138.0, which is net of the impact of non-deductible goodwill of $18.5, for the three and nine months ended July 2, 2022 and was recorded in the “Income tax expense (benefit)” line in the Condensed Consolidated Statements of Operations. The tax impact of non-deductible goodwill was considered a discrete item because the Company has no remaining non-deductible goodwill. This discrete item decreased the effective tax rate by approximately 640 bps for the nine months ended July 2, 2022 because the Company incurred a net loss during this period.
Scotts Miracle-Gro or one of its subsidiaries files income tax returns in the U.S. federal jurisdiction and various state, local and foreign jurisdictions. Subject to the following exceptions, the Company is no longer subject to examination by these tax authorities for fiscal years prior to 2020. There are currently no ongoing audits with respect to the U.S. federal jurisdiction. With respect to the foreign jurisdictions, a German audit covering fiscal years 2018 through 2020 and a Canadian audit covering fiscal years 2020 through 2021 are in process. The Company is currently under examination by certain U.S. state and local tax authorities covering various periods from fiscal years 2017 through 2021. In addition to the aforementioned audits, certain other tax deficiency notices and refund claims for previous years remain unresolved.
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
Regulatory Matters
At July 1, 2023, the Company had recorded liabilities of $2.5 for environmental actions, the majority of which are for site remediation. The Company believes that the amounts accrued are adequate to cover such known environmental exposures based on current facts and estimates of likely outcomes. Although it is reasonably possible that the costs to resolve such known environmental exposures will exceed the amounts accrued, any variation from accrued amounts is not expected to be material.
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
Exchange Rate Risk Management
The Company uses currency forward contracts to manage the exchange rate risk associated with intercompany loans and certain other balances denominated in foreign currencies. Currency forward contracts are valued using observable forward rates in commonly quoted intervals for the full term of the contracts. The notional amount of outstanding currency forward contracts was $121.7, $167.7 and $178.6 at July 1, 2023, July 2, 2022 and September 30, 2022, respectively. Contracts outstanding at July 1, 2023 will mature over the next fiscal quarter.
Interest Rate Risk Management
The Company enters into interest rate swap agreements as a means to hedge its variable interest rate risk on debt instruments. Net amounts to be received or paid under the swap agreements are reflected as adjustments to interest expense. The Company has outstanding interest rate swap agreements with major financial institutions that effectively convert a portion of the Company’s variable-rate debt to a fixed rate. Interest rate swap agreements are valued based on the present value of the estimated future net cash flows using implied rates in the applicable yield curve as of the valuation date. Swap agreements that were hedging interest payments as of July 1, 2023, July 2, 2022 and September 30, 2022 had a maximum total U.S. dollar equivalent notional amount of $600.0, $800.0 and $800.0, respectively. Refer to “NOTE 8. DEBT” for the terms of the swap agreements outstanding at July 1, 2023. Included in the AOCL balance at July 1, 2023 was a gain of $12.0 related to interest rate swap agreements that is expected to be reclassified to earnings during the next twelve months, consistent with the timing of the underlying hedged transactions.
Commodity Price Risk Management
The Company enters into hedging arrangements designed to fix the price of a portion of its projected future urea and diesel requirements. Commodity contracts are valued using observable commodity exchange prices in active markets. Included in the AOCL balance at July 1, 2023 was a loss of $5.0 related to commodity hedges that is expected to be reclassified to earnings during the next twelve months, consistent with the timing of the underlying hedged transactions.
The Company had the following outstanding commodity contracts that were entered into to hedge forecasted purchases:

Commodity	July 1, 2023	July 2, 2022	September 30, 2022
Urea	51,000 tons	79,500 tons	54,000 tons
Diesel	2,268,000 gallons	4,074,000 gallons	3,150,000 gallons
Heating Oil	1,008,000 gallons	1,470,000 gallons	1,218,000 gallons

Contents	THE SCOTTS MIRACLE-GRO COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — (Continued)
(Dollars in millions, except per share data)
Fair Values of Derivative Instruments
The fair values of the Company’s derivative instruments, which represent Level 2 fair value measurements, were as follows:

		Assets / (Liabilities)
Derivatives Designated as Hedging Instruments	Balance Sheet Location	July 1, 2023	July 2, 2022	September 30, 2022
Interest rate swap agreements	Prepaid and other current assets	$16.3	$8.0	$12.8
	Other assets	13.1	12.3	18.2
Commodity hedging instruments	Prepaid and other current assets	—	1.7	2.4
	Other current liabilities	(0.9)	(2.4)	—
Total derivatives designated as hedging instruments		$28.5	$19.6	$33.4

Derivatives Not Designated as Hedging Instruments	Balance Sheet Location
Currency forward contracts	Prepaid and other current assets	$—	$3.0	$3.4
	Other current liabilities	(2.0)	—	—
Commodity hedging instruments	Prepaid and other current assets	—	3.1	0.4
	Other current liabilities	(0.4)	—	—
Total derivatives not designated as hedging instruments		(2.4)	6.1	3.8
Total derivatives		$26.1	$25.7	$37.2

The effect of derivative instruments on AOCL, net of tax, and the Condensed Consolidated Statements of Operations for each of the periods presented was as follows:

Derivatives in Cash Flow Hedging Relationships	Amount of Gain / (Loss) Recognized in AOCL
	Three Months Ended		Nine Months Ended
	July 1, 2023	July 2, 2022	July 1, 2023	July 2, 2022
Interest rate swap agreements	$8.0	$1.3	$7.3	$15.7
Commodity hedging instruments	(0.8)	(10.3)	(9.7)	1.1
Total	$7.2	$(9.0)	$(2.4)	$16.8

Derivatives in Cash Flow Hedging Relationships	Reclassified from AOCL into Statement of Operations	Amount of Gain / (Loss)
		Three Months Ended		Nine Months Ended
		July 1, 2023	July 2, 2022	July 1, 2023	July 2, 2022
Interest rate swap agreements	Interest expense	$3.9	$(0.4)	$9.0	$(2.6)
Commodity hedging instruments	Cost of sales	(0.7)	(1.0)	6.1	5.6
Total		$3.2	$(1.4)	$15.1	$3.0

Derivatives Not Designated as Hedging Instruments	Recognized in Statement of Operations	Amount of Gain / (Loss)
		Three Months Ended		Nine Months Ended
		July 1, 2023	July 2, 2022	July 1, 2023	July 2, 2022
Currency forward contracts	Other income / expense, net	$(2.9)	$11.3	$(19.5)	$16.3
Commodity hedging instruments	Cost of sales	(1.0)	4.6	(0.1)	11.1
Total		$(3.9)	$15.9	$(19.6)	$27.4

Contents	THE SCOTTS MIRACLE-GRO COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — (Continued)
(Dollars in millions, except per share data)
NOTE 14. FAIR VALUE MEASUREMENTS
The following table summarizes the fair value of the Company’s assets and liabilities for which disclosure of fair value is required:

	Fair Value Hierarchy Level	July 1, 2023		July 2, 2022		September 30, 2022
		Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Assets
Cash equivalents	Level 1	$2.7	$2.7	$13.4	$13.4	$64.3	$64.3
Other
Investment securities in non-qualified retirement plan assets	Level 1	41.0	41.0	40.3	40.3	38.4	38.4
Convertible debt investments	Level 3	86.5	86.5	139.1	139.1	117.0	117.0

Liabilities
Debt instruments
Credit facilities – revolving loans	Level 2	145.1	145.1	617.4	617.4	300.5	300.5
Credit facilities – term loans	Level 2	937.5	937.5	987.5	987.5	975.0	975.0
Senior Notes due 2031 – 4.000%	Level 2	500.0	392.5	500.0	373.1	500.0	350.6
Senior Notes due 2032 – 4.375%	Level 2	400.0	316.0	400.0	302.0	400.0	284.0
Senior Notes due 2029 – 4.500%	Level 2	450.0	389.3	450.0	365.1	450.0	325.7
Senior Notes due 2026 – 5.250%	Level 2	250.0	236.9	250.0	232.5	250.0	230.0
Receivables facility	Level 2	398.0	398.0	250.0	250.0	75.0	75.0
Other debt	Level 2	0.8	0.8	15.9	15.9	12.7	12.7
Changes in the balance of Level 3 convertible debt investments carried at fair value are presented below. There were no transfers into or out of Level 3.

	Three Months Ended		Nine Months Ended
	July 1, 2023	July 2, 2022	July 1, 2023	July 2, 2022
Fair value at beginning of period	$84.8	$192.4	$117.0	$190.3
Purchases	—	25.0	—	25.0
Total realized / unrealized gains included in net earnings	1.1	0.9	3.0	2.7
Total realized / unrealized gains (losses) included in OCI	0.6	(79.2)	(33.5)	(78.9)
Fair value at end of period	$86.5	$139.1	$86.5	$139.1
The amortized cost basis of convertible debt investments was $225.0, $221.1, and $222.1 at July 1, 2023, July 2, 2022, and September 30, 2022, respectively. At July 1, 2023, July 2, 2022, and September 30, 2022, gross unrealized losses on convertible debt investments were $138.5, $82.0, and $105.1 respectively. These investments have been in a continuous unrealized loss position for greater than 12 months as of July 1, 2023. The decline in fair value of the convertible debt investments is related to a decline in the value of the underlying conversion options and is not reflective of a credit risk associated with the notes. The Company believes it will recover its cost basis in the convertible debt securities and that the Company has the ability to hold the securities until they recover in value and had no intent to sell or convert them at July 1, 2023. At July 1, 2023, the period until scheduled maturity of the Company’s convertible debt investments was between 4.2 years and 6.2 years.

Contents	THE SCOTTS MIRACLE-GRO COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — (Continued)
(Dollars in millions, except per share data)
NOTE 15. LEASES
The Company leases certain property and equipment from third parties under various non-cancelable lease agreements, including industrial, commercial and office properties and equipment that support the management, manufacturing, distribution and research and development of products marketed and sold by the Company. The lease agreements generally require that the Company pay taxes, insurance and maintenance expenses related to the leased assets. At July 1, 2023, the Company had entered into operating leases that were yet to commence with a combined total expected lease liability of $19.1. From time to time, the Company will sublease portions of its facilities, resulting in sublease income. Sublease income and the related cash flows were not material to the condensed consolidated financial statements for the three and nine months ended July 1, 2023 and July 2, 2022.
The Company leases certain vehicles (primarily cars and light trucks) under agreements that are cancellable after the first year, but typically continue on a month-to-month basis until canceled by the Company. The vehicle leases and certain other non-cancelable operating leases contain residual value guarantees that create a contingent obligation on the part of the Company to compensate the lessor if the leased asset cannot be sold for an amount in excess of a specified minimum value at the conclusion of the lease term. If all such vehicle leases had been canceled as of July 1, 2023, the Company’s residual value guarantee would have approximated $3.9.
Supplemental balance sheet information related to the Company’s leases was as follows:

	Balance Sheet Location	July 1, 2023	July 2, 2022	September 30, 2022
Operating leases:
Right-of-use assets	Other assets	$266.2	$280.1	$288.9

Current lease liabilities	Other current liabilities	77.7	71.8	76.2
Non-current lease liabilities	Other liabilities	216.4	217.7	223.2
Total operating lease liabilities		$294.1	$289.5	$299.4

Finance leases:
Right-of-use assets	Property, plant and equipment, net	$15.2	$26.9	$26.4

Current lease liabilities	Current portion of debt	1.9	6.1	6.4
Non-current lease liabilities	Long-term debt	15.5	23.2	22.5
Total finance lease liabilities		$17.4	$29.3	$28.9
Components of lease cost were as follows:

	Three Months Ended		Nine Months Ended
	July 1, 2023	July 2, 2022	July 1, 2023	July 2, 2022
Operating lease cost (a)	$22.0	$21.4	$68.1	$63.8
Variable lease cost	6.7	9.5	20.3	30.4

Finance lease cost
Amortization of right-of-use assets	0.5	1.6	2.5	4.8
Interest on lease liabilities	0.2	0.3	0.6	0.9
Total finance lease cost	$0.7	$1.9	$3.1	$5.7
(a)Operating lease cost includes amortization of right-of-use assets of $20.1 and $62.9 for the three and nine months ended July 1, 2023, respectively, and $18.5 and $55.4 for the three and nine months ended July 2, 2022, respectively. Short-term lease expense is excluded from operating lease cost and is not material.

Contents	THE SCOTTS MIRACLE-GRO COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — (Continued)
(Dollars in millions, except per share data)
Supplemental cash flow information and non-cash activity related to the Company’s leases were as follows:

	Nine Months Ended
	July 1, 2023	July 2, 2022
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases, net	$69.8	$62.3
Operating cash flows from finance leases	0.6	0.9
Financing cash flows from finance leases	2.2	4.4

Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$67.6	$45.0
Finance leases	—	0.4
Weighted-average remaining lease term and discount rate for the Company’s leases were as follows:

	July 1, 2023	July 2, 2022	September 30, 2022
Weighted-average remaining lease term (in years):
Operating leases	4.6	5.1	4.9
Finance leases	9.6	7.5	7.3

Weighted-average discount rate:
Operating leases	4.1%	3.3%	3.5%
Finance leases	4.4%	4.3%	4.3%
Maturities of lease liabilities by fiscal year for the Company’s leases as of July 1, 2023 were as follows:

Year	Operating Leases	Finance Leases
2023 (remainder of the year)	$22.9	$0.6
2024	87.9	2.6
2025	71.5	2.6
2026	51.6	2.1
2027	28.0	1.8
Thereafter	72.4	11.8
Total lease payments	334.3	21.5
Less: Imputed interest	(40.2)	(4.1)
Total lease liabilities	$294.1	$17.4

Contents	THE SCOTTS MIRACLE-GRO COMPANY
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
The following tables present financial information for the Company’s reportable segments for the periods indicated:

	Three Months Ended		Nine Months Ended
	July 1, 2023	July 2, 2022	July 1, 2023	July 2, 2022
Net Sales:
U.S. Consumer	$916.4	$904.5	$2,642.7	$2,626.7
Hawthorne	93.4	154.5	317.6	547.7
Other	108.9	127.1	216.5	256.0
Consolidated	$1,118.7	$1,186.1	$3,176.8	$3,430.4

Segment Profit (Loss):
U.S. Consumer	$124.8	$181.1	$553.5	$620.7
Hawthorne	(8.7)	4.1	(41.7)	2.0
Other	5.8	10.9	21.8	22.7
Total Segment Profit	121.9	196.1	533.6	645.4
Corporate	(3.4)	(25.2)	(77.4)	(95.7)
Intangible asset amortization	(6.7)	(9.2)	(20.8)	(28.5)
Impairment, restructuring and other	(34.5)	(724.2)	(193.7)	(731.3)
Equity in income of unconsolidated affiliates	22.2	15.1	3.5	1.3
Interest expense	(47.1)	(31.0)	(138.1)	(83.1)
Other non-operating income (expense), net	(0.4)	1.7	0.2	5.4
Income (loss) before income taxes	$52.0	$(576.7)	$107.3	$(286.5)

Contents	THE SCOTTS MIRACLE-GRO COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — (Continued)
(Dollars in millions, except per share data)
The following table presents net sales by product category for the periods indicated:

	Three Months Ended		Nine Months Ended
	July 1, 2023	July 2, 2022	July 1, 2023	July 2, 2022
U.S. Consumer:
Growing media and mulch	$552.9	$488.7	$1,167.2	$1,110.7
Lawn care	165.0	219.0	844.7	878.9
Controls	113.7	102.2	306.5	298.9
Roundup® marketing agreement	30.7	30.8	121.7	115.5
Other, primarily gardening	54.1	63.8	202.6	222.7
Hawthorne:
Lighting	20.7	37.5	89.1	128.9
Nutrients	27.3	37.6	74.5	118.6
Growing environments	13.1	27.9	54.6	116.3
Growing media	17.3	25.6	53.6	96.3
Other, primarily hardware	15.0	25.9	45.8	87.6
Other:
Growing media	44.3	45.9	84.6	88.8
Lawn care	37.0	46.6	69.3	85.8
Other, primarily gardening and controls	27.6	34.6	62.6	81.4
Total net sales	$1,118.7	$1,186.1	$3,176.8	$3,430.4

The following table presents net sales by geographic area for the periods indicated:

	Three Months Ended		Nine Months Ended
	July 1, 2023	July 2, 2022	July 1, 2023	July 2, 2022
Net sales:
United States	$1,008.3	$1,051.0	$2,920.5	$3,133.2
International	110.4	135.1	256.3	297.2
	$1,118.7	$1,186.1	$3,176.8	$3,430.4

Contents	THE SCOTTS MIRACLE-GRO COMPANY
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
(Dollars in millions, except per share data)
Recent Events
During fiscal 2022, we began implementing a series of Company-wide organizational changes and initiatives intended to create operational and management-level efficiencies. As part of this restructuring initiative, we are reducing the size of our supply chain network, reducing staffing levels and implementing other cost-reduction initiatives. During the second quarter of fiscal 2023, we accelerated the optimization of our Hawthorne supply chain network by announcing the closure of four additional distribution centers. In addition, to reduce our on hand inventory to align with the optimized network capacity, we sold our non-core HurricaneTM branded fans business for $5.0 during the second quarter of fiscal 2023 and have commenced plans to accelerate the reduction of certain other Hawthorne inventory, primarily lighting, growing environments and hardware products. During the third quarter of fiscal 2023, we commenced plans to close several additional supply chain network facilities within our U.S. Consumer and Hawthorne segments. As a result of our continued focus on cost control and optimization efforts, we now expect to deliver run-rate annualized savings of at least $300.0. We expect to substantially complete the remaining actions required to achieve the majority of the expected savings by the end of fiscal 2023, and expect to incur at least $10.0 of additional restructuring charges associated with these actions during the fourth quarter of fiscal 2023. The restructuring initiative is expected to improve our gross margin rate and decrease SG&A. During the three and nine months ended July 1, 2023, we incurred costs of $32.7 and $160.9, respectively, in the “Cost of sales—impairment, restructuring and other” line in the Condensed Consolidated Statements of Operations and $1.7 and $24.9, respectively, in the “Impairment, restructuring and other” line in the Condensed Consolidated Statements of Operations associated with this restructuring initiative primarily related to inventory write-down charges, employee termination benefits, facility closure costs and impairment of right-of-use assets and property, plant and equipment. Costs incurred from the inception of this restructuring initiative through July 1, 2023 were $251.0.
On June 8, 2022, we entered into Amendment No. 1 to the Sixth A&R Credit Agreement which increased the maximum permitted leverage ratio for the quarterly leverage covenant effective for the third quarter of fiscal 2022 until April 1, 2024. During the third quarter of fiscal 2023, we experienced an unexpected shortfall in earnings that affected our ability to remain in compliance with the leverage ratio covenant of Amendment No. 1. On July 31, 2023, we entered into Amendment No. 2 to the Sixth A&R Credit Agreement. Pursuant to Amendment No. 2, the Sixth A&R Credit Agreement was amended to (i) reduce the revolving loan commitments by $250.0; (ii) increase the maximum permitted leverage ratio for the quarterly leverage covenant during the Leverage Adjustment Period; (iii) replace the interest coverage covenant with a fixed charge coverage covenant; (iv) increase the interest rate applicable to borrowings under the revolving credit facility and the term loan facility by 0.25% for each existing pricing tier and add a pricing tier that is applicable for periods when the leverage ratio is in excess of 6.0; (v) limit the amount of certain incremental investments, loans and advances to $25.0 during the Leverage Adjustment Period; and (vi) add our intellectual property (subject to certain agreed exceptions) as collateral to secure our obligations under the Sixth A&R Credit Agreement. Additionally, Amendment No. 2 limits our ability to declare or pay any discretionary dividends, distributions or other restricted payments during the Leverage Adjustment Period to only the payment of (i) regularly scheduled cash dividends to holders of our Common Shares in an aggregate amount not to exceed $225.0 per fiscal year and (ii) other dividends, distributions or other restricted payments in an aggregate amount not to exceed $25.0. Amendment No. 2 also requires pro forma compliance with certain leverage levels specified in Amendment No. 2 with respect to our ability to make certain investments. Refer to the “LIQUIDITY AND CAPITAL RESOURCES” section of this MD&A for more information regarding Amendment No. 2.
Hawthorne segment sales volume decreased for the three and nine months ended July 1, 2023 as compared to the three and nine months ended July 2, 2022 as a result of continued challenges in the hydroponic industry attributable to an oversupply of cannabis, which significantly decreased cannabis wholesale prices and indoor and outdoor cannabis cultivation. The oversupply has been driven by increased licensing activity across the U.S., significant capital investment in the cannabis production marketplace over the past several years and the market impacts of the COVID-19 pandemic. We expect that the oversupply of cannabis will continue to adversely impact our Hawthorne segment. If the oversupply of cannabis persists longer, or is more significant than we expect, our results of operations could be materially and adversely impacted for a longer period and to a greater extent than we currently anticipate.
During the three and nine months ended July 1, 2023, we continued to experience the impacts of cost inflation resulting in persistently high manufacturing and logistics costs as well as volatile commodity costs, due in part to the negative impact of the war in Ukraine on the global economy. The higher costs required us to implement significant price increases across our business in fiscal 2022 and 2023. An inflationary environment marked by higher manufacturing and logistics costs, volatile commodity costs and higher interest rates is expected to continue. The impact that these trends will continue to have on our operational and financial performance will depend on future developments, including inflationary and macroeconomic conditions and their impact on consumer behavior, which are difficult to predict considering the rapidly evolving landscape.

Contents	THE SCOTTS MIRACLE-GRO COMPANY
(Dollars in millions, except per share data)
RESULTS OF OPERATIONS
The following table sets forth the components of earnings as a percentage of net sales for the three months ended July 1, 2023 and July 2, 2022:

	July 1, 2023	% Of Net Sales	July 2, 2022	% Of Net Sales
Net sales	$1,118.7	100.0%	$1,186.1	100.0%
Cost of sales	880.1	78.7	883.7	74.5
Cost of sales—impairment, restructuring and other	32.7	2.9	65.8	5.5
Gross margin	205.9	18.4	236.6	19.9
Operating expenses:
Selling, general and administrative	128.5	11.5	135.8	11.4
Impairment, restructuring and other	1.7	0.2	658.4	55.5
Other (income) expense, net	(1.6)	(0.1)	4.9	0.4
Income (loss) from operations	77.3	6.9	(562.5)	(47.4)
Equity in income of unconsolidated affiliates	(22.2)	(2.0)	(15.1)	(1.3)
Interest expense	47.1	4.2	31.0	2.6
Other non-operating (income) expense, net	0.4	—	(1.7)	(0.1)
Income (loss) before income taxes	52.0	4.6	(576.7)	(48.6)
Income tax expense (benefit)	8.3	0.7	(132.8)	(11.2)
Net income (loss)	$43.7	3.9%	$(443.9)	(37.4)%
The sum of the components may not equal due to rounding.

The following table sets forth the components of earnings as a percentage of net sales for the nine months ended July 1, 2023 and July 2, 2022:

	July 1, 2023	% Of Net Sales	July 2, 2022	% Of Net Sales
Net sales	$3,176.8	100.0%	$3,430.4	100.0%
Cost of sales	2,300.7	72.4	2,415.6	70.4
Cost of sales—impairment, restructuring and other	161.8	5.1	71.1	2.1
Gross margin	714.3	22.5	943.7	27.5
Operating expenses:
Selling, general and administrative	443.3	14.0	494.6	14.4
Impairment, restructuring and other	32.0	1.0	660.2	19.2
Other (income) expense, net	(2.7)	(0.1)	(1.0)	—
Income (loss) from operations	241.7	7.6	(210.1)	(6.1)
Equity in income of unconsolidated affiliates	(3.5)	(0.1)	(1.3)	—
Interest expense	138.1	4.3	83.1	2.4
Other non-operating (income) expense, net	(0.2)	—	(5.4)	(0.2)
Income (loss) before income taxes	107.3	3.4	(286.5)	(8.4)
Income tax expense (benefit)	19.0	0.6	(69.0)	(2.0)
Net income (loss)	$88.3	2.8%	$(217.5)	(6.3)%
The sum of the components may not equal due to rounding.

Contents	THE SCOTTS MIRACLE-GRO COMPANY
(Dollars in millions, except per share data)
Net Sales
Net sales for the three months ended July 1, 2023 were $1,118.7, a decrease of 5.7% from net sales of $1,186.1 for the three months ended July 2, 2022. Net sales for the nine months ended July 1, 2023 were $3,176.8, a decrease of 7.4% from net sales of $3,430.4 for the nine months ended July 2, 2022. Factors contributing to the change in net sales are outlined in the following table:

	Three Months Ended	Nine Months Ended
	July 1, 2023	July 1, 2023
Volume and mix	(6.0)%	(13.1)%
Foreign exchange rates	(0.5)	(0.5)
Pricing	0.8	6.0
Acquisitions	—	0.2
Change in net sales	(5.7)%	(7.4)%
The decrease in net sales for the three months ended July 1, 2023 as compared to the three months ended July 2, 2022 was primarily driven by:
•decreased sales volume in our Hawthorne segment driven by hardware, lighting, nutrients, growing media and growing environments products and decreased sales volume in our Other segment, partially offset by increased sales volume in our U.S. Consumer segment driven by soils, mulch and controls products; and
•the unfavorable impact of foreign exchange rates as a result of the strengthening of the U.S. dollar relative to the Canadian dollar;
•partially offset by increased pricing in our Other segment.
The decrease in net sales for the nine months ended July 1, 2023 as compared to the nine months ended July 2, 2022 was primarily driven by:
•decreased sales volume in our U.S. Consumer segment driven by fertilizer and grass seed products, our Hawthorne segment driven by hardware, lighting, nutrients, growing media and growing environments products and decreased sales volume in our Other segment; and
•the unfavorable impact of foreign exchange rates as a result of the strengthening of the U.S. dollar relative to the euro and the Canadian dollar;
•partially offset by increased pricing in our U.S. Consumer, Hawthorne and Other segments.
Cost of Sales
The following table shows the major components of cost of sales for the periods indicated:

	Three Months Ended		Nine Months Ended
	July 1, 2023	July 2, 2022	July 1, 2023	July 2, 2022
Materials	$484.0	$495.2	$1,298.0	$1,356.2
Distribution and warehousing	179.3	199.1	474.6	549.4
Manufacturing labor and overhead	193.3	174.6	462.2	453.6
Costs associated with Roundup® marketing agreement	23.5	14.8	65.9	56.4
Cost of sales	880.1	883.7	2,300.7	2,415.6
Cost of sales—impairment, restructuring and other	32.7	65.8	161.8	71.1
	$912.8	$949.5	$2,462.5	$2,486.7

Contents	THE SCOTTS MIRACLE-GRO COMPANY
(Dollars in millions, except per share data)
Factors contributing to the change in cost of sales are outlined in the following table:

	Three Months Ended	Nine Months Ended
	July 1, 2023	July 1, 2023
Volume, mix and other	$(28.0)	$(237.7)
Foreign exchange rates	(4.0)	(14.7)
Material cost changes	19.6	128.0
Costs associated with Roundup® marketing agreement	8.8	9.5
	(3.6)	(114.9)
Impairment, restructuring and other	(33.1)	90.7
Change in cost of sales	$(36.7)	$(24.2)
The decrease in cost of sales for the three months ended July 1, 2023 as compared to the three months ended July 2, 2022 was primarily driven by:
•a decrease in impairment, restructuring and other charges;
•decreased sales volume in our Hawthorne and Other segments, partially offset by increased sales volume in our U.S. Consumer segment;
•lower warehousing costs included within “volume, mix and other” in our U.S. Consumer and Hawthorne segments; and
•the favorable impact of foreign exchange rates as a result of the strengthening of the U.S. dollar relative to the Canadian dollar;
•partially offset by higher material costs in our U.S. Consumer, Hawthorne and Other segments;
•higher manufacturing costs, primarily labor, included within “volume, mix and other” in our U.S. Consumer, Hawthorne and Other segments;
•inventory write-down charges included within “volume, mix and other” associated with our U.S. Consumer segment; and
•an increase in costs associated with the Roundup® marketing agreement.
The decrease in cost of sales for the nine months ended July 1, 2023 as compared to the nine months ended July 2, 2022 was primarily driven by:
•decreased sales volume in our U.S. Consumer, Hawthorne and Other segments;
•lower warehousing costs included within “volume, mix and other” in our U.S. Consumer and Hawthorne segments; and
•the favorable impact of foreign exchange rates as a result of the strengthening of the U.S. dollar relative to the euro and the Canadian dollar;
•partially offset by higher material costs in our U.S. Consumer, Hawthorne and Other segments;
•an increase in impairment, restructuring and other charges;
•higher manufacturing costs, primarily labor, included within “volume, mix and other” in our U.S. Consumer, Hawthorne and Other segments;
•inventory write-down charges included within “volume, mix and other” associated with our U.S. Consumer segment; and
•an increase in costs associated with the Roundup® marketing agreement.

Contents	THE SCOTTS MIRACLE-GRO COMPANY
(Dollars in millions, except per share data)
Gross Margin
As a percentage of net sales, our gross margin rate was 18.4% and 19.9% for the three months ended July 1, 2023 and July 2, 2022, respectively, and was 22.5% and 27.5% for the nine months ended July 1, 2023 and July 2, 2022, respectively. Factors contributing to the change in gross margin rate are outlined in the following table:

	Three Months Ended	Nine Months Ended
	July 1, 2023	July 1, 2023
Material costs	(1.7)%	(4.3)%
Volume, mix and other	(3.0)	(3.1)
Roundup® commissions and reimbursements	(0.8)	(0.2)
Pricing	1.3	5.6
	(4.2)%	(2.0)%
Impairment, restructuring and other	2.7	(3.0)
Change in gross margin rate	(1.5)%	(5.0)%
The decrease in gross margin rate for the three months ended July 1, 2023 as compared to the three months ended July 2, 2022 was primarily driven by:
•inventory write-down charges included within “volume, mix and other” associated with our U.S. Consumer segment;
•higher material costs in our U.S. Consumer, Hawthorne and Other segments;
•unfavorable leverage of fixed costs driven by lower sales and/or production volume in our U.S. Consumer, Hawthorne and Other segments;
•higher manufacturing costs, primarily labor, included within “volume, mix and other” in our U.S. Consumer, Hawthorne and Other segments; and
•decreased net sales associated with the Roundup® marketing agreement;
•partially offset by a decrease in impairment, restructuring and other charges;
•increased pricing in our Other segment; and
•lower warehousing costs included within “volume, mix and other” in our U.S. Consumer and Hawthorne segments.
The decrease in gross margin rate for the nine months ended July 1, 2023 as compared to the nine months ended July 2, 2022 was primarily driven by:
•higher material costs in our U.S. Consumer, Hawthorne and Other segments;
•higher manufacturing costs, primarily labor, included within “volume, mix and other” in our U.S. Consumer, Hawthorne and Other segments;
•unfavorable leverage of fixed costs driven by lower sales and production volume in our U.S. Consumer, Hawthorne and Other segments;
•an increase in impairment, restructuring and other charges; and
•inventory write-down charges included within “volume, mix and other” associated with our U.S. Consumer segment;
•partially offset by increased pricing in our U.S. Consumer, Hawthorne and Other segments; and
•lower warehousing costs included within “volume, mix and other” in our U.S. Consumer and Hawthorne segments.

Contents	THE SCOTTS MIRACLE-GRO COMPANY
(Dollars in millions, except per share data)
Selling, General and Administrative Expenses
The following table sets forth the components of selling, general and administrative expenses (“SG&A”) for the periods indicated:

	Three Months Ended		Nine Months Ended
	July 1, 2023	July 2, 2022	July 1, 2023	July 2, 2022
Advertising	$46.6	$30.0	$114.4	$97.4
Share-based compensation	(13.5)	5.5	34.0	28.6
Research and development	9.0	10.4	26.2	35.3
Amortization of intangibles	6.0	7.7	18.9	24.0
Other selling, general and administrative	80.4	82.2	249.8	309.3
	$128.5	$135.8	$443.3	$494.6
SG&A decreased $7.3, or 5.4%, during the three months ended July 1, 2023 as compared to the three months ended July 2, 2022. Advertising expense increased $16.6, or 55.3%, during the three months ended July 1, 2023 driven by increased media spending and the timing of media spending in our U.S. Consumer segment. Share-based compensation expense, which excludes certain advertising expenses paid for in Common Shares, decreased $19.0, or 345.5%, driven by the recognition of a cumulative adjustment for certain performance-based award units to reflect management’s assessment of a lower probability of achievement of performance goals. Amortization expense decreased $1.7, or 22.1%, during the three months ended July 1, 2023 driven by the impairment of certain Hawthorne segment intangible assets during fiscal 2022. Other SG&A and research and development costs decreased by a combined $3.2, or 3.5%, during the three months ended July 1, 2023 due to reductions in staffing levels and other cost-reduction initiatives.
SG&A decreased $51.3, or 10.4%, during the nine months ended July 1, 2023 as compared to the nine months ended July 2, 2022. Advertising expense increased $17.0, or 17.5%, during the nine months ended July 1, 2023 driven by increased media spending and the timing of media spending in our U.S. Consumer segment. Share-based compensation expense, which excludes certain advertising expenses paid for in Common Shares, increased $5.4, or 18.9%, driven by short-term variable incentive compensation that was provided to employees as share-based awards for fiscal 2023 in lieu of a cash-based program, partially offset by the recognition of a cumulative adjustment for certain performance-based award units to reflect management’s assessment of a lower probability of achievement of performance goals. Amortization expense decreased $5.1, or 21.3%, during the nine months ended July 1, 2023 driven by the impairment of certain Hawthorne segment intangible assets during fiscal 2022. Other SG&A and research and development costs decreased by a combined $68.6, or 19.9%, during the nine months ended July 1, 2023 driven by reductions in staffing levels and other cost-reduction initiatives.
Impairment, Restructuring and Other
Activity described herein is classified within the “Cost of sales—impairment, restructuring and other” and “Impairment, restructuring and other” lines in the Condensed Consolidated Statements of Operations. The following table details impairment, restructuring and other charges for each of the periods presented:

	Three Months Ended		Nine Months Ended
	July 1, 2023	July 2, 2022	July 1, 2023	July 2, 2022
Cost of sales—impairment, restructuring and other:
Restructuring and other charges, net	$28.6	$58.8	$134.3	$61.3
Right-of-use asset impairments	3.7	—	19.1	—
Property, plant and equipment impairments	0.5	7.0	8.4	9.8
Operating expenses:
Restructuring and other charges, net	1.7	25.3	32.0	27.1
Goodwill and intangible asset impairments	—	633.1	—	633.1
Total impairment, restructuring and other charges	$34.5	$724.2	$193.8	$731.3

Contents	THE SCOTTS MIRACLE-GRO COMPANY
(Dollars in millions, except per share data)
During fiscal 2022, we began implementing a series of Company-wide organizational changes and initiatives intended to create operational and management-level efficiencies. As part of this restructuring initiative, we are reducing the size of our supply chain network, reducing staffing levels and implementing other cost-reduction initiatives. During the second quarter of fiscal 2023, we accelerated the optimization of our Hawthorne supply chain network by announcing the closure of four additional distribution centers. In addition, to reduce our on hand inventory to align with the optimized network capacity, we sold our non-core HurricaneTM branded fans business for $5.0 during the second quarter of fiscal 2023 and have commenced plans to accelerate the reduction of certain other Hawthorne inventory, primarily lighting, growing environments and hardware products. During the third quarter of fiscal 2023, we commenced plans to close several additional supply chain network facilities within our U.S. Consumer and Hawthorne segments. During the three and nine months ended July 1, 2023, we incurred costs of $34.5 and $185.8, respectively, associated with this restructuring initiative primarily related to inventory write-down charges, employee termination benefits, facility closure costs and impairment of right-of-use assets and property, plant and equipment. We incurred costs of $7.1 and $8.2 in our U.S. Consumer segment and $25.7 and $152.6 in our Hawthorne segment in the “Cost of sales—impairment, restructuring and other” line in the Condensed Consolidated Statements of Operations during the three and nine months ended July 1, 2023, respectively. We incurred costs of $0.0 and $0.1 in our U.S. Consumer segment, $1.9 and $20.1 in our Hawthorne segment, $0.0 and $0.2 in our Other segment and $0.0 and $4.5 at Corporate in the “Impairment, restructuring and other” line in the Condensed Consolidated Statements of Operations during the three and nine months ended July 1, 2023, respectively. Costs incurred from the inception of this restructuring initiative through July 1, 2023 were $207.9 for our Hawthorne segment, $30.0 for our U.S. Consumer segment, $0.9 for our Other segment and $12.2 for Corporate. We continue to evaluate additional network and organizational changes, which, if executed, may result in additional restructuring charges in future periods.
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
Other (Income) Expense, net
Other (income) expense is comprised of activities such as royalty income from the licensing of certain of our brand names and foreign exchange transaction gains and losses. Other (income) expense was $(1.6) and $4.9 for the three months ended July 1, 2023 and July 2, 2022, respectively; and was $(2.7) and $(1.0) for the nine months ended July 1, 2023 and July 2, 2022, respectively. The increase was primarily due to foreign exchange transaction gains and losses as well as gains and losses on the sale of long-lived assets during fiscal 2022.
Income (Loss) from Operations
Income (loss) from operations was $77.3 for the three months ended July 1, 2023, an increase of 113.7% as compared to $(562.5) for the three months ended July 2, 2022; and was $241.7 for the nine months ended July 1, 2023, an increase of 215.0% as compared to $(210.1) for the nine months ended July 2, 2022. The increase was primarily due to lower impairment, restructuring and other charges, lower SG&A and higher other income, partially offset by lower net sales and a decrease in gross margin rate.
Equity in Income of Unconsolidated Affiliates
Equity in income of unconsolidated affiliates associated with Bonnie Plants, LLC was $22.2 and $15.1 for the three months ended July 1, 2023 and July 2, 2022, respectively; and was $3.5 and $1.3 for the nine months ended July 1, 2023 and July 2, 2022, respectively.

Contents	THE SCOTTS MIRACLE-GRO COMPANY
(Dollars in millions, except per share data)
Interest Expense
Interest expense was $47.1 for the three months ended July 1, 2023, an increase of 51.9% as compared to $31.0 for the three months ended July 2, 2022. The increase was driven by an increase in our weighted average interest rate, net of the impact of interest rate swaps, of 210 basis points, partially offset by lower average borrowings of $203.4. The increase in our weighted average interest rate was primarily driven by higher borrowing rates on the Sixth A&R Credit Agreement. The decrease in average borrowings was primarily due to lower inventory levels.
Interest expense was $138.1 for the nine months ended July 1, 2023, an increase of 66.2% as compared to $83.1 for the nine months ended July 2, 2022. The increase was driven by higher average borrowings of $175.3 and an increase in our weighted average interest rate, net of the impact of interest rate swaps, of 190 basis points. The increase in average borrowings was due to acquisition activity, capital expenditures and repurchases of our Common Shares. The increase in our weighted average interest rate was primarily driven by higher borrowing rates on the Sixth A&R Credit Agreement.
Income Tax Expense (Benefit)
The effective tax rates for the nine months ended July 1, 2023 and July 2, 2022 were 17.7% and 24.1%, respectively. The effective tax rate used for interim purposes is based on our best estimate of factors impacting the effective tax rate for the full fiscal year. Factors affecting the estimated effective tax rate include assumptions as to income by jurisdiction (domestic and foreign), the availability and utilization of tax credits and the existence of elements of income and expense that may not be taxable or deductible. The estimated effective tax rate is subject to revision in later interim periods and at fiscal year-end as facts and circumstances change during the course of the fiscal year. There can be no assurance that the effective tax rate estimated for interim financial reporting purposes will approximate the effective tax rate determined at fiscal year-end.
During the three and nine months ended July 2, 2022, we recognized non-cash, pre-tax goodwill and intangible asset impairment charges of $632.4 related to our Hawthorne segment in the “Impairment, restructuring and other” line in the Condensed Consolidated Statements of Operations. The tax impact of the impairment charges was a benefit of $138.0, which is net of the impact of non-deductible goodwill of $18.5, for the three and nine months ended July 2, 2022 and was recorded in the “Income tax expense (benefit)” line in the Condensed Consolidated Statements of Operations. The tax impact of non-deductible goodwill was considered a discrete item because we have no remaining non-deductible goodwill. This discrete item decreased the effective tax rate by approximately 640 bps for the nine months ended July 2, 2022 because we incurred a net loss during this period.
Net Income (Loss)
Net income (loss) was $43.7, or $0.77 per diluted share, for the three months ended July 1, 2023 as compared to $(443.9), or $(8.01) per diluted share, for the three months ended July 2, 2022. The increase was driven by lower impairment, restructuring and other charges, higher other income, higher equity in income of unconsolidated affiliates and lower SG&A, partially offset by lower net sales, a decrease in gross margin rate, higher interest expense, lower other non-operating income and higher income tax expense.
Diluted average common shares used in the diluted net income per common share calculation for the three months ended July 1, 2023 were 56.6 million, which included dilutive potential Common Shares of 0.4 million. Diluted average common shares used in the diluted net loss per common share calculation for the three months ended July 2, 2022 were 55.4 million, which excluded potential Common Shares of 0.4 million because the effect of their inclusion would be anti-dilutive as we incurred a net loss for the three months ended July 2, 2022. The increase in average common shares was primarily the result of the exercise and issuance of share-based compensation awards.
Net income (loss) was $88.3, or $1.57 per diluted share, for the nine months ended July 1, 2023 as compared to $(217.5), or $(3.91) per diluted share, for the nine months ended July 2, 2022. The increase was driven by lower impairment, restructuring and other charges, higher other income, higher equity in income of unconsolidated affiliates and lower SG&A, partially offset by lower net sales, a decrease in gross margin rate, higher interest expense, lower other non-operating income and higher income tax expense.
Diluted average common shares used in the diluted net income per common share calculation for the nine months ended July 1, 2023 were 56.3 million, which included dilutive potential Common Shares of 0.4 million. Diluted average common shares used in the diluted net loss per common share calculation for the nine months ended July 2, 2022 were 55.6 million, which excluded potential Common Shares of 0.6 million because the effect of their inclusion would be anti-dilutive as we incurred a net loss for the nine months ended July 2, 2022. The increase in average common shares was primarily the result of the exercise and issuance of share-based compensation awards.

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
The following table sets forth net sales by segment:

	Three Months Ended		Nine Months Ended
	July 1, 2023	July 2, 2022	July 1, 2023	July 2, 2022
U.S. Consumer	$916.4	$904.5	$2,642.7	$2,626.7
Hawthorne	93.4	154.5	317.6	547.7
Other	108.9	127.1	216.5	256.0
Consolidated	$1,118.7	$1,186.1	$3,176.8	$3,430.4
The following table sets forth Segment Profit (Loss) as well as a reconciliation to income (loss) before income taxes, the most directly comparable GAAP measure:

	Three Months Ended		Nine Months Ended
	July 1, 2023	July 2, 2022	July 1, 2023	July 2, 2022
U.S. Consumer	$124.8	$181.1	$553.5	$620.7
Hawthorne	(8.7)	4.1	(41.7)	2.0
Other	5.8	10.9	21.8	22.7
Total Segment Profit (Non-GAAP)	121.9	196.1	533.6	645.4
Corporate	(3.4)	(25.2)	(77.4)	(95.7)
Intangible asset amortization	(6.7)	(9.2)	(20.8)	(28.5)
Impairment, restructuring and other	(34.5)	(724.2)	(193.7)	(731.3)
Equity in income of unconsolidated affiliates	22.2	15.1	3.5	1.3
Interest expense	(47.1)	(31.0)	(138.1)	(83.1)
Other non-operating income (expense), net	(0.4)	1.7	0.2	5.4
Income (loss) before income taxes (GAAP)	$52.0	$(576.7)	$107.3	$(286.5)
U.S. Consumer
U.S. Consumer segment net sales were $916.4 in the third quarter of fiscal 2023, an increase of 1.3% from the third quarter of fiscal 2022 net sales of $904.5; and were $2,642.7 for the first nine months of fiscal 2023, an increase of 0.6% from the first nine months of fiscal 2022 net sales of $2,626.7. For the third quarter of fiscal 2023, the increase was driven by higher sales volume of 1.3%. For the nine months ended July 1, 2023, the increase was driven by increased pricing of 6.3%, partially offset by lower sales volume of 5.7%. The increase in sales volume for the third quarter of fiscal 2023 was driven by soils, mulch and controls products, partially offset by lower sales volume for fertilizer and grass seed products. The decrease in sales volume for the nine months ended July 1, 2023 was driven by fertilizer and grass seed products, partially offset by higher sales volume for soils, mulch and controls products.
U.S. Consumer Segment Profit was $124.8 in the third quarter of fiscal 2023, a decrease of 31.1% from the third quarter of fiscal 2022 Segment Profit of $181.1; and Segment Profit was $553.5 for the first nine months of fiscal 2023, a decrease of 10.8% from the first nine months of fiscal 2022 Segment Profit of $620.7. For the three and nine months ended July 1, 2023, the decrease was primarily due to a lower gross margin rate and higher SG&A, partially offset by higher net sales.
Hawthorne
Hawthorne segment net sales were $93.4 in the third quarter of fiscal 2023, a decrease of 39.5% from the third quarter of fiscal 2022 net sales of $154.5; and were $317.6 for the first nine months of fiscal 2023, a decrease of 42.0% from the first nine months of fiscal 2022 net sales of $547.7. For the third quarter of fiscal 2023, the decrease was driven by lower sales volume and decreased pricing of 38.6% and 0.9%, respectively. For the nine months ended July 1, 2023, the decrease was driven by

Contents	THE SCOTTS MIRACLE-GRO COMPANY
(Dollars in millions, except per share data)
lower sales volume and unfavorable foreign exchange rates of 45.6% and 1.0%, respectively, partially offset by increased pricing and acquisitions of 3.4% and 1.1%, respectively. The decrease in sales volume for the three and nine months ended July 1, 2023 was driven by hardware, lighting, nutrients, growing media and growing environments products.
Hawthorne Segment Loss was $8.7 in the third quarter of fiscal 2023 as compared to Segment Profit of $4.1 for the third quarter of fiscal 2022; and Segment Loss was $41.7 for the first nine months of fiscal 2023 as compared to Segment Profit of $2.0 for the first nine months of fiscal 2022. For the three and nine months ended July 1, 2023, the change was driven by lower net sales and a lower gross margin rate, partially offset by lower SG&A.
Other
Other segment net sales were $108.9 in the third quarter of fiscal 2023, a decrease of 14.3% from the third quarter of fiscal 2022 net sales of $127.1; and were $216.5 for the first nine months of fiscal 2023, a decrease of 15.4% from the first nine months of fiscal 2022 net sales of $256.0. For the third quarter of fiscal 2023, the decrease was driven by lower sales volume and unfavorable foreign exchange rates of 18.0% and 4.4%, respectively, partially offset by increased pricing of 8.1%. For the nine months ended July 1, 2023, the decrease was driven by lower sales volume and unfavorable foreign exchange rates of 18.0% and 5.0%, respectively, partially offset by increased pricing of 7.6%.
Other Segment Profit was $5.8 in the third quarter of fiscal 2023, a decrease of 46.8% from the third quarter of fiscal 2022 Segment Profit of $10.9; and Segment Profit was $21.8 for the first nine months of fiscal 2023, a decrease of 4.0% from the first nine months of fiscal 2022 Segment Profit of $22.7. For the three months ended July 1, 2023, the decrease was driven by lower net sales, a lower gross margin rate and higher SG&A. For the nine months ended July 1, 2023, the decrease was driven by lower net sales, partially offset by a higher gross margin rate and lower SG&A.
Corporate
Corporate expenses were $3.4 in the third quarter of fiscal 2023, a decrease of 86.5% from the third quarter of fiscal 2022 expenses of $25.2; and were $77.4 for the first nine months of fiscal 2023, a decrease of 19.1% from the first nine months of fiscal 2022 expenses of $95.7. For the three and nine months ended July 1, 2023, the decrease was primarily driven by lower share-based compensation expense due to the recognition of a cumulative adjustment for certain performance-based award units to reflect management’s assessment of a lower probability of achievement of performance goals, and reductions in staffing levels and other cost-reduction initiatives.
LIQUIDITY AND CAPITAL RESOURCES
The following table summarizes cash activities:

	Nine Months Ended
	July 1, 2023	July 2, 2022
Net cash used in operating activities	$(4.3)	$(679.6)
Net cash used in investing activities	(44.6)	(334.5)
Net cash (used in) provided by financing activities	(11.0)	797.9
Operating Activities
Cash used in operating activities totaled $4.3 for the nine months ended July 1, 2023 as compared to $679.6 for the nine months ended July 2, 2022. This decrease was driven by lower inventory production, accounts payable timing, lower short-term variable cash incentive compensation payouts, higher income tax refunds received and lower SG&A, partially offset by lower gross margin, higher accounts receivable, higher interest payments and higher payments associated with restructuring activities. Accounts payable timing is driven by lower inventory production and the favorable impact of extended payment terms with vendors for payments originally due in the final weeks of the third quarter of fiscal 2023 that were paid in the fourth quarter of fiscal 2023. Higher accounts receivable is driven by the timing of sales.
Investing Activities
Cash used in investing activities totaled $44.6 for the nine months ended July 1, 2023 as compared to $334.5 for the nine months ended July 2, 2022. Cash used for investments in property, plant and equipment during the first nine months of fiscal 2023 and 2022 was $73.8 and $99.0, respectively. We also received proceeds of $37.0 during the nine months ended July 1, 2023 related to the payoff of seller financing that we provided in connection with a fiscal 2017 divestiture. In addition, we had other investing cash outflows of $9.7 during the nine months ended July 1, 2023, comprised of cash outflows associated with

Contents	THE SCOTTS MIRACLE-GRO COMPANY
(Dollars in millions, except per share data)
currency forward contracts partially offset by proceeds from the sale of the HurricaneTM branded fans business. During the nine months ended July 2, 2022, we completed the acquisitions of Luxx Lighting, Inc., True Liberty Bags and Cyco in exchange for cash payments of $237.3, as well as the issuance of 0.1 million Common Shares, a non-cash investing and financing activity, with a fair value of $21.0 based on the share price at the time of payment. In addition, during the nine months ended July 2, 2022, we made payments of $25.0 in connection with a minority non-equity convertible debt investment, received proceeds from the sale of long-lived assets of $9.4 and received $17.4 associated with currency forward contracts.
Financing Activities
Cash used in financing activities totaled $11.0 for the nine months ended July 1, 2023 as compared to cash provided by financing activities of $797.9 for the nine months ended July 2, 2022. During the nine months ended July 1, 2023, we had net borrowings under our credit facilities of $112.6 and paid dividends of $112.0. During the nine months ended July 2, 2022, we had net borrowings under our credit facilities of $1,186.7, paid dividends of $129.6 and paid financing and issuance fees of $9.7. During the nine months ended July 1, 2023 and July 2, 2022, Common Share repurchases were $9.3 and $257.7, respectively (which includes cash paid to tax authorities to satisfy statutory income tax withholding obligations related to share-based compensation).
Share Repurchases
On February 6, 2020, Scotts Miracle-Gro announced that its Board of Directors authorized the repurchase of up to $750.0 of Common Shares from April 30, 2020 through March 25, 2023. There were no share repurchases under this share repurchase authorization during fiscal 2023 through its expiration on March 25, 2023. During the three and nine months ended July 2, 2022, Scotts Miracle-Gro repurchased 0.0 million and 1.1 million Common Shares under this share repurchase authorization for $0.0 and $175.0, respectively. Treasury share purchases also include cash paid to tax authorities to satisfy statutory income tax withholding obligations related to share-based compensation of $2.8 and $9.3 for the three and nine months ended July 1, 2023, respectively, and $0.1 and $82.7 for the three and nine months ended July 2, 2022, respectively.
Cash and Cash Equivalents
Our cash and cash equivalents were held in cash depository accounts with major financial institutions around the world or invested in high-quality, short-term liquid investments having original maturities of three months or less. The cash and cash equivalents balances of $27.4, $27.8 and $86.8 as of July 1, 2023, July 2, 2022 and September 30, 2022, respectively, included $17.7, $4.0 and $4.2, respectively, held by controlled foreign corporations. As of July 1, 2023, we maintain our assertion of indefinite reinvestment of the earnings of all material foreign subsidiaries.
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
On June 8, 2022, we entered into Amendment No. 1 to the Sixth A&R Credit Agreement. Amendment No. 1 increased the maximum permitted leverage ratio for the quarterly leverage covenant until April 1, 2024. Amendment No. 1 also increased the interest rate applicable to borrowings under the revolving credit facility by 35 bps and the term loan facility by 50 bps, and increased the annual facility fee rate on the revolving credit facility by 15 bps, in each case, when our quarterly-tested leverage ratio exceeded 4.75.

Contents	THE SCOTTS MIRACLE-GRO COMPANY
(Dollars in millions, except per share data)
On July 31, 2023, we entered into Amendment No. 2 to the Sixth A&R Credit Agreement. Pursuant to Amendment No. 2, the Sixth A&R Credit Agreement was amended to (i) reduce the revolving loan commitments by $250.0; (ii) increase the maximum permitted leverage ratio for the quarterly leverage covenant during the Leverage Adjustment Period; (iii) replace the interest coverage covenant with a fixed charge coverage covenant; (iv) increase the interest rate applicable to borrowings under the revolving credit facility and the term loan facility by 0.25% for each existing pricing tier and add a pricing tier that is applicable for periods when the leverage ratio is in excess of 6.0; (v) limit the amount of certain incremental investments, loans and advances to $25.0 during the Leverage Adjustment Period; and (vi) add our intellectual property (subject to certain agreed exceptions) as collateral to secure our obligations under the Sixth A&R Credit Agreement. Additionally, Amendment No. 2 limits our ability to declare or pay any discretionary dividends, distributions or other restricted payments during the Leverage Adjustment Period to only the payment of (i) regularly scheduled cash dividends to holders of our Common Shares in an aggregate amount not to exceed $225.0 per fiscal year and (ii) other dividends, distributions or other restricted payments in an aggregate amount not to exceed $25.0. Amendment No. 2 also requires pro forma compliance with certain leverage levels specified in Amendment No. 2 with respect to our ability to make certain investments. Pursuant to Amendment No. 2, the Sixth A&R Credit Agreement is secured by (i) a perfected first priority security interest in all of the accounts receivable, inventory, equipment and intellectual property of Scotts Miracle-Gro and certain of its domestic subsidiaries and (ii) the pledge of all of the capital stock of certain of Scotts Miracle-Gro’s domestic subsidiaries and a portion of the capital stock of certain of its foreign subsidiaries.
At July 1, 2023, we had letters of credit outstanding in the aggregate principal amount of $5.0 and had $1,349.9 of borrowing availability under the Sixth A&R Credit Agreement. The weighted average interest rates on average borrowings under the credit facilities, excluding the impact of interest rate swaps, were 7.3% and 2.1% for the nine months ended July 1, 2023 and July 2, 2022, respectively.
The Sixth A&R Credit Agreement contains, among other obligations, an affirmative covenant regarding our leverage ratio determined as of the end of each of our fiscal quarters calculated as average total indebtedness, divided by Adjusted EBITDA. Pursuant to Amendment No. 2, the maximum permitted leverage ratio is (i) 7.00 for the third quarter of fiscal 2023, (ii) 7.75 for the fourth quarter of fiscal 2023, (iii) 8.25 for the first quarter of fiscal 2024, (iv) 7.75 for the second quarter of fiscal 2024, (v) 6.50 for the third quarter of fiscal 2024, (vi) 6.00 for the fourth quarter of fiscal 2024, (vii) 5.50 for the first quarter of fiscal 2025, (viii) 5.25 for the second quarter of fiscal 2025, (ix) 5.00 for the third quarter of fiscal 2025, (x) 4.75 for the fourth quarter of fiscal 2025, and (xi) 4.50 for the first quarter of fiscal 2026 and thereafter. Our leverage ratio was 6.15 at July 1, 2023. Pursuant to Amendment No. 2, the Sixth A&R Credit Agreement also contains an affirmative covenant regarding our fixed charge coverage ratio determined as of the end of each of our fiscal quarters ending on or after September 30, 2023. The fixed charge coverage ratio is calculated as Adjusted EBITDA minus capital expenditures and expense for taxes paid in cash, divided by the sum of interest expense plus restricted payments, as described in Amendment No. 2. The minimum required fixed charge coverage ratio is (i) 0.75 for the fourth quarter of fiscal 2023 through the third quarter of fiscal 2024 and (ii) 1.00 for the fourth quarter of fiscal 2024 and thereafter.
As of July 1, 2023, we were in compliance with all applicable covenants in the agreements governing our debt. Based on our projections of financial performance for the twelve-month period subsequent to the date of the filing of this Form 10-Q, we expect to remain in compliance with the financial covenants under the Sixth A&R Credit Agreement. However, our assessment of our ability to meet our future obligations is inherently subjective, judgment-based, and susceptible to change based on future events. A covenant violation may result in an event of default. Such a default would allow the lenders under the Sixth A&R Credit Agreement to accelerate the maturity of the indebtedness thereunder and would also implicate cross-default provisions under the Senior Notes and cause the Senior Notes to become due and payable at that time. As of July 1, 2023, our indebtedness under the Sixth A&R Credit Agreement and Senior Notes was $2,682.6. We do not have sufficient cash on hand or available liquidity that can be utilized to repay these outstanding amounts in the event of default.
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
Receivables Facility
We also maintain a Receivables Facility, under which we may sell a portfolio of available and eligible outstanding customer accounts receivable to the purchasers and simultaneously agree to repurchase the receivables on a weekly basis. The eligible accounts receivable consist of accounts receivable generated by sales to three specified customers. The eligible amount of customer accounts receivable which may be sold under the Receivables Facility is $400.0 and the commitment amount during the seasonal commitment period that began on February 24, 2023 and ended on June 16, 2023 was $160.0. The Receivables Facility expires on August 18, 2023.
We account for the sale of receivables under the Receivables Facility as short-term debt and continue to carry the receivables on our Condensed Consolidated Balance Sheets, primarily as a result of our requirement to repurchase receivables sold. As of July 1, 2023 and July 2, 2022, there were $398.0 and $250.0, respectively, in borrowings on receivables pledged as collateral under the Receivables Facility, and the carrying value of the receivables pledged as collateral was $442.2 and $277.8, respectively.
Interest Rate Swap Agreements
We enter into interest rate swap agreements with major financial institutions that effectively convert a portion of our variable rate debt to a fixed rate. Interest payments made between the effective date and expiration date are hedged by the swap agreements. Swap agreements that were hedging interest payments as of July 1, 2023, July 2, 2022 and September 30, 2022 had a maximum total U.S. dollar equivalent notional amount of $600.0, $800.0, and $800.0 respectively. The notional amount, effective date, expiration date and rate of each of the swap agreements outstanding at July 1, 2023 are shown in the table below:

Notional Amount ($)		Effective Date (a)	Expiration Date	Fixed Rate
200	(b)	1/20/2022	6/20/2024	0.49%
200		6/7/2023	6/8/2026	0.80%
150		6/7/2023	4/7/2027	3.37%
50		6/7/2023	4/7/2027	3.34%
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

	July 1, 2023	September 30, 2022
Current assets	$2,020.4	$1,749.6
Non-current assets (a)	2,028.9	2,165.4
Current liabilities	1,236.8	851.4
Non-current liabilities	2,873.3	3,117.8
(a)Includes amounts due from Non-Guarantor subsidiaries of $31.2 and $46.7, respectively.

	Nine Months Ended	Year Ended
	July 1, 2023	September 30, 2022
Net sales	$2,918.4	$3,559.0
Gross margin	697.4	828.7
Net income (loss) (a)	95.8	(335.9)
(a)Includes intercompany income (expense) from Non-Guarantor subsidiaries of $(7.5) and $14.1, respectively.
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
With the participation of the principal executive officer and principal financial officer of the Registrant, the Registrant’s management has evaluated the effectiveness of the Registrant’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act, as amended (the “Exchange Act”)) as of the end of the fiscal quarter covered by this Quarterly Report on Form 10-Q. Based upon that evaluation, the Registrant’s principal executive officer and principal financial officer have concluded that the Registrant’s disclosure controls and procedures were effective as of July 1, 2023.
Changes in Internal Control Over Financial Reporting
In addition, there were no changes in the Registrant’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during the Registrant’s fiscal quarter ended July 1, 2023 that have materially affected, or are reasonably likely to materially affect, the Registrant’s internal control over financial reporting.

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
ITEM 1A. RISK FACTORS
The Company’s risk factors, as of July 1, 2023, have not materially changed from those described in Part I, Item 1A of the 2022 Annual Report.
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

Contents
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The payment of future dividends, if any, on the Common Shares will be determined by the Board of Directors in light of conditions then existing, including the Company’s earnings, financial condition and capital requirements, restrictions in financing agreements, business conditions and other factors. Amendment No. 2 to the Sixth A&R Credit Agreement limits the Company’s ability to declare or pay any discretionary dividends, distributions or other restricted payments during the Leverage Adjustment Period to only the payment of (i) regularly scheduled cash dividends to holders of its Common Shares in an aggregate amount not to exceed $225.0 million per fiscal year and (ii) other dividends, distributions or other restricted payments in an aggregate amount not to exceed $25.0 million.
The following table shows the purchases of Common Shares made by or on behalf of Scotts Miracle-Gro or any “affiliated purchaser” (as defined in Rule 10b-18(a)(3) under the Exchange Act, as amended) of Scotts Miracle-Gro for each of the three fiscal months in the quarter ended July 1, 2023:

Period	Total Number of Common Shares Purchased (1)	Average Price Paid per Common Share (2)	Total Number of Common Shares Purchased as Part of Publicly Announced Plans or Programs (3)	Approximate Dollar Value of Common Shares That May Yet be Purchased Under the Plans or Programs (3)
April 2, 2023 through April 29, 2023	105	$65.68	—	N/A
April 30, 2023 through May 27, 2023	2,648	$65.53	—	N/A
May 28, 2023 through July 1, 2023	3,634	$60.23	—	N/A
Total	6,387	$62.52	—

(1)All of the Common Shares purchased during the third quarter of fiscal 2023 were purchased in open market transactions. The Common Shares purchased during the quarter consisted of 6,387 Common Shares purchased by the trustee of the rabbi trust established by the Company as permitted pursuant to the terms of The Scotts Company LLC Executive Retirement Plan.

(2)The average price paid per Common Share is calculated on a settlement basis and includes commissions.

(3)On February 6, 2020, the Company announced a repurchase program allowing for repurchases of up to $750.0 million of Common Shares from April 30, 2020 through March 25, 2023. As of the date of this Form 10-Q, the Company does not have an active repurchase program.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4. MINE SAFETY DISCLOSURES
Not Applicable.
ITEM 5. OTHER INFORMATION
During the three months ended July 1, 2023, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as such terms are defined in Item 408(a) of Regulation S-K.
ITEM 6. EXHIBITS
See Index to Exhibits at page 45 for a list of the exhibits included herewith.

Contents
THE SCOTTS MIRACLE-GRO COMPANY
QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED JULY 1, 2023

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

THE SCOTTS MIRACLE-GRO COMPANY

Date: August 9, 2023	/s/ MATTHEW E. GARTH
Printed Name: Matthew E. Garth
Title: Executive Vice President and Chief Financial Officer