Form 10-K
period 2023-09-30
SCOTTS MIRACLE-GRO CO
filed 2023-11-22
CIK 825542

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_____________________________________
Form 10-K
_____________________________________
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended September 30, 2023
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.         ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under section 404(b) of the Sarbanes-Oxley Act (15 U.S.C.7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☑
The aggregate market value of Common Shares (the only common equity of the registrant) held by non-affiliates (for this purpose, executive officers and directors of the registrant are considered affiliates) as of March 31, 2023 (the last business day of the most recently completed second quarter) was approximately $2,895,917,514.
There were 56,552,916 Common Shares of the registrant outstanding as of November 17, 2023.
______________________________________________________________
DOCUMENTS INCORPORATED BY REFERENCE:
Portions of the definitive Proxy Statement for the registrant’s 2024 Annual Meeting of Shareholders are incorporated by reference into Part III of this Annual Report on Form 10-K. Such Proxy Statement will be filed with the Securities and Exchange Commission within 120 days of the registrant’s fiscal year ended September 30, 2023.

The Scotts Miracle-Gro Company
Annual Report on Form 10-K
For the Fiscal Year Ended September 30, 2023

PART I

ITEM 1.    BUSINESS
Company Description and Development of the Business
The discussion below describes the business conducted by The Scotts Miracle-Gro Company, an Ohio corporation (“Scotts Miracle-Gro” and, together with its subsidiaries, the “Company,” “we,” “our” or “us”), including general developments in our business during fiscal 2023. Each reference in this Annual Report on Form 10-K (“Form 10-K”) to a “fiscal” year is to our fiscal year ended or ending, as applicable, on September 30 of the referenced year. For additional information on recent business developments, see “ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS” of this Form 10-K.
Through our U.S. Consumer and Other segments, we are the leading manufacturer and marketer of branded consumer lawn and garden products in North America. Our products are marketed under some of the most recognized brand names in the consumer lawn and garden industry. Our key consumer lawn and garden brands include Scotts® and Turf Builder® lawn fertilizer and Scotts® grass seed products; Miracle-Gro® soil, plant food and gardening products; Ortho® herbicide and pesticide products; and Tomcat® rodent control and animal repellent products. We are the exclusive agent of the Monsanto Company, a subsidiary of Bayer AG (“Monsanto”), for the marketing and distribution of certain of Monsanto’s consumer Roundup®1 branded products within the United States (“U.S.”) and certain other specified countries. In addition, we have an equity interest in Bonnie Plants, LLC, a joint venture with Alabama Farmers Cooperative, Inc. (“AFC”), focused on planting, growing, developing, distributing, marketing, and selling live plants.
Through our Hawthorne segment, we are a leading manufacturer, marketer and distributor of lighting, nutrients, growing media, growing environments and hardware products for indoor and hydroponic gardening in North America. Our key brands include General Hydroponics®, Gavita®, Botanicare®, Agrolux®, Gro Pro®, Mother Earth®, Grower’s Edge®, HydroLogic Purification System® and Cyco®.
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
Business Segments
We divide our business into the following reportable segments:
•U.S. Consumer
•Hawthorne
•Other
U.S. Consumer consists of our consumer lawn and garden business in the United States. Hawthorne consists of our indoor and hydroponic gardening business. Other primarily consists of our consumer lawn and garden business in Canada. This division of reportable segments is consistent with how the segments report to and are managed by our Chief Executive Officer (the chief operating decision maker of the Company). In addition, Corporate consists of general and administrative expenses and certain other income and expense items not allocated to the business segments. Financial information about these segments for each of the three fiscal years ended September 30, 2023, 2022 and 2021 is presented in “NOTE 21. SEGMENT INFORMATION” of the Notes to Consolidated Financial Statements included in this Form 10-K.
1 Roundup® is a registered trademark of Monsanto Technology LLC, a company affiliated with Monsanto Company.

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
Gardening and Landscape: The gardening and landscape category is designed to help consumers grow and enjoy flower and vegetable gardens and beautify landscaped areas. Products within this category include a complete line of water-soluble plant foods under the Miracle-Gro® brand and sub-brands such as LiquaFeed®, continuous-release plant foods under the Miracle-Gro® brand and sub-brands such as Shake ‘N Feed®; potting mixes, garden soils, ground cover and mulches under the Miracle-Gro®, Scotts®, Hyponex® and Earthgro® brand names; plant-related pest and disease control products under the Ortho® brand; organic garden products under the Miracle-Gro® Performance Organics®, Miracle-Gro® Organic Choice®, Scotts®, Whitney Farms® and EcoScraps® brand names; and live goods and seeding solutions under the Miracle-Gro® brand. Hydroponic and indoor gardening focused growing media and nutrients products are marketed under the Mother Earth®, Botanicare®, General Hydroponics® and Cyco® brand names as well as brands owned by third parties for which we serve as distributor.
Hydroponic hardware and growing environments: This category is designed to provide durable goods to grow plants, flowers and vegetables using little or no soil. Products within this category include growing systems, trays, fans, filters, humidifiers, dehumidifiers, timers, instruments, water pumps, irrigation supplies and hand tools, and are marketed under the Botanicare®, Gro Pro®, AeroGarden® and HydroLogic Purification System® brand names as well as brands owned by third parties for which we serve as distributor.
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
Effective August 1, 2019, we entered into the Third Amended and Restated Exclusive Agency and Marketing Agreement (the “Third Restated Agreement”) pursuant to which we provide certain consumer and trade marketing program services, sales, merchandising, warehousing and other selling and marketing support for certain of Monsanto’s consumer Roundup® branded products. The Company also performs other services on behalf of Monsanto, including manufacturing conversion services, pursuant to ancillary agreements. For additional details regarding the Third Restated Agreement, see “ITEM 1A. RISK FACTORS — Risks Related to Our Business — In the event the Third Restated Agreement for Monsanto’s consumer Roundup® products terminates or Monsanto’s consumer Roundup® business materially declines, we would lose a substantial source of future earnings and overhead expense absorption” of this Form 10-K and “NOTE 7. MARKETING AGREEMENT” of the Notes to Consolidated Financial Statements included in this Form 10-K.
Acquisitions and Divestitures
There were no material acquisitions or divestitures during fiscal 2023. Refer to “NOTE 8. ACQUISITIONS AND INVESTMENTS” of the Notes to the Consolidated Financial Statements included in this Form 10-K for more information regarding fiscal 2022 and fiscal 2021 acquisitions and investments.
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
Raw Materials
We purchase raw materials for our products from various sources. We are subject to market risk as a result of the fluctuating prices of raw materials, including urea and other fertilizer inputs, resins, diesel, gasoline, natural gas, sphagnum peat, bark and grass seed. Our objectives surrounding the procurement of these materials are to ensure continuous supply, minimize costs and improve supply and pricing predictability. We seek to achieve these objectives through negotiation of contracts with favorable terms directly with vendors. When appropriate, we commit to purchase a certain percentage of our needs in advance of the lawn and garden season to secure pre-determined prices. We also hedge certain commodities, particularly diesel and urea, to improve cost predictability and control. Sufficient raw materials were available during fiscal 2023.
Trademarks, Patents, Trade Secrets and Licenses
We believe that our trademarks, patents, trade secrets and licenses provide us with significant competitive advantages. We pursue a vigorous trademark protection strategy consisting of registration, renewal and maintenance of key trademarks and proactive monitoring and enforcement activities to protect against infringement. The Scotts®, Miracle-Gro®, Ortho®, Tomcat®, Hyponex®, Earthgro®, General Hydroponics®, Gavita®, Botanicare®, Agrolux® and Mother Earth® brand names and logos, as well as a number of product trademarks, including Turf Builder®, EZ Seed®, Organic Choice®, Home Defense Max®, Nature Scapes®, and Weed B Gon Max® are registered in the United States and/or internationally and are considered material to our business.
In addition, we actively develop and maintain an extensive portfolio of utility and design patents covering a variety of subject matters and technologies relevant to the business such as fertilizer, weed killer, chemical and growing media compositions and processes; grass seed varieties; mechanical dispensing devices such as applicators, spreaders and sprayers; lighting applications; and hydroponic growing systems. Our utility patents provide protection generally extending to 20 years from the date of filing, and some of our patents will continue well into the next decade. We also hold exclusive and non-exclusive patent licenses and supply arrangements permitting the use and sale of additional patented fertilizers, pesticides, electrical and mechanical devices. Although our portfolio of trade secrets, patents and patent licenses is important to our success, no single trade secret, patent or group of related patents, alone, is considered critical to the operation of any of our business segments or the business as a whole.
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
Our Hawthorne segment is also impacted by seasonal sales patterns for certain product categories due to the timing of outdoor growing in North America during our second and third fiscal quarters, and the timing of certain controlled agricultural lighting project sales during our third and fourth fiscal quarters.
Significant Customers
Home Depot and Lowe’s are our two largest customers and are the only customers that individually represent more than 10% of reported consolidated net sales during any of the three most recent fiscal years. For additional details regarding significant customers, see “ITEM 1A. RISK FACTORS — Risks Related to Our Business — Because of the concentration of our sales to a small number of retail customers, the loss of one or more of, or a significant reduction in orders from, any of our top customers, or a material reduction in the inventory of our products that they carry, could adversely affect our financial results” of this Form 10-K and “NOTE 21.  SEGMENT INFORMATION” of the Notes to Consolidated Financial Statements included in this Form 10-K.

Competitive Marketplace
The markets in which we sell our products are highly competitive. We compete primarily on the basis of brand strength, product innovation, product quality, product performance, advertising, value, supply chain competency, field sales support, in-store sales support and the strength of our relationships with major retailers and distributors.
In the lawn and garden, pest control and indoor gardening and hydroponic markets, our products compete against private-label as well as branded products. Primary competitors include Spectrum Brands Holdings, Inc., Central Garden & Pet Company, Kellogg Garden Products, Oldcastle Retail, Inc., Lebanon Seaboard Corporation, Reckitt Benckiser Group plc, FoxFarm Soil & Fertilizer Company, Nanolux Technology, Inc., Sun Gro Horticulture, Inc., Advanced Nutrients, Ltd., SBM Life Science Corp., Woodstream Corporation, Sunday Lawn Care and Hydrofarm Holdings Group, Inc. In addition, we face competition from smaller regional competitors that operate in many of the areas where we compete.
In Canada, we face competition in the lawn and garden market from Premier Tech Ltd. and a variety of local companies including private label brands.
Research and Development
We continually invest in research and development, both in the laboratory and at the consumer level, to improve our products, manufacturing processes, packaging and delivery systems. Spending on research and development was $35.7 million, $45.3 million and $45.4 million in fiscal 2023, fiscal 2022 and fiscal 2021, respectively, including product registration costs of $12.4 million, $13.0 million and $12.3 million, respectively. In addition to our own research and development activities, we actively seek ways to leverage the research and development activities of our suppliers and other business partners.
Regulatory Considerations
Laws and regulations in the United States and other countries affect the manufacture, sale, distribution, use and/or application of our products in several ways. For example, in the United States, all pesticide products must comply with the Federal Insecticide, Fungicide, and Rodenticide Act (“FIFRA”), and most pesticide products require registration with the U.S. Environmental Protection Agency (the “U.S. EPA”) and similar state agencies before they can be sold or distributed. The use of certain pesticide products is also regulated by the U.S. EPA in addition to various local, state and federal environmental and/or public health agencies. These regulations may, for example, include requirements that only certified or professional users apply the product, that certain products be used only on certain types of locations (such as “not for use on sod farms or golf courses”), that users post notices on properties to which products have been or will be applied, or that may require notification to individuals in the vicinity that products will be applied in the future, or may ban the use of certain ingredients or categories of products altogether. Analogous regulatory regimes apply to certain pesticides that we sell or distribute in other countries.
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
In addition, in 2021 the Biden Administration announced a multi-agency plan to address per- and polyfluoroalkyl substances (“PFAS”) contamination nationwide. Agencies, including the U.S. EPA, the Department of Defense, the Food and Drug Administration, the U.S. Department of Agriculture, the Department of Homeland Security, and the Department of Health and Human Services, will take actions to prevent the release of PFAS into the air, drinking systems, and food supply and to expand cleanup efforts to remediate the impacts of PFAS pollution. As part of this announcement, the U.S. EPA released its PFAS Strategic Roadmap: EPA’s Commitments to Action 2021-2024, which sets timelines by which the U.S. EPA plans to take specific actions during the first term of the Biden Administration. Further, many states have taken action to address PFAS concerns ranging from appropriation legislation to funding scientific research, bans on certain categories of consumer products containing PFAS and/or broad prohibitions on PFAS across all products. Complicating this patchwork of state regulation is that various jurisdictions may define PFAS differently. It is possible, therefore, that some of these actions will have an impact – direct or indirect – on our business.

Packaging has also become subject to increased governmental scrutiny in many states. Specifically, state legislation is seeking to reduce single use plastics and establish extended producer responsibility programs, which are designed to bolster the recycling industry by transferring the cost of packaging disposal to the manufacturers. Extended producer responsibility programs typically include targets and reporting responsibilities for, among other things, post-consumer recycling usage, compostable packaging, material reduction and refill strategies.
The expansion of our business may expand the regulatory oversight to which we are subject. If we enter new product categories and/or new jurisdictions, we may become subject to additional applicable legal and regulatory requirements.
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
Regulatory Matters
We are subject to various regulatory proceedings, none of which are expected to be material to our business. At September 30, 2023, $2.7 million was accrued for environmental matters. During fiscal 2023, fiscal 2022 and fiscal 2021, we expensed $0.4 million, $0.2 million and $0.5 million, respectively, for such environmental matters. We had no material capital expenditures during the last three fiscal years related to environmental or regulatory matters.
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
This discussion includes information regarding human capital matters that we believe may be of interest to shareholders generally. We recognize that certain other stakeholders (such as customers, employees and non-governmental organizations) may be interested in more detailed information on these topics. We encourage you to review the “Supporting Our People” section of our 2023 Corporate Responsibility Report, located on our website at https://scottsmiraclegro.com/responsibility/environmental-social-and-governance, for more detailed information regarding our human capital programs and initiatives. The contents of our corporate website are not incorporated by reference in this Form 10-K or in any other report or document we file with the Securities and Exchange Commission (the “SEC”).
Associates
As of September 30, 2023, we employed approximately 5,500 associates. During peak sales and production periods in fiscal 2023, our workforce totaled approximately 7,250, comprised of approximately 6,500 employees including seasonal associates and approximately 750 in temporary labor. Included within these numbers, during fiscal 2023, we employed a total of approximately 2,500 full-time and seasonal in-store associates within the United States to help our retail partners merchandise our products in their lawn and garden departments directly to consumers. During fiscal 2023, we continued strategic reductions in our workforce as part of an ongoing series of organizational changes and initiatives intended to create operational and management-level efficiencies.
Engagement
The level of engagement created through our associate experience directly impacts our business. To advance engagement, we take a purposeful approach focused on enhancing the employee experience. Communication between members of our leadership team and our other associates impacts our success by building trust and improving collaboration and overall engagement. We gather the voices of our associates formally and informally throughout the year through, among other initiatives, executive town halls, pulse surveys and leadership skip-level meetings. This feedback is shared and leveraged as human capital initiatives are defined.
In light of our recent work force restructuring, we have prioritized ensuring that our associates have access to the information they need to understand the business decisions being made, the reasons behind them and how changes will impact them in their role. To accomplish this, we execute comprehensive change management plans to support our associates through business transitions. Recognizing there is value to associates in engaging directly with our leadership team, we host Town Hall meetings each quarter to disseminate enterprise-wide information and to allow interactive communication.

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
Our employee resource groups (“ERGs”) are voluntary, associate-led groups usually formed by people with a common affinity such as gender, race, national origin, sexual orientation, military status or other attributes. Each ERG establishes a mission to positively impact the business by cultivating relationships through networking and developing talent through experiences, programs and mentoring. Our ERGs drive continuous improvement of our inclusive work environment and are open to all associates, regardless of the business department, location or management level. Our ERGs consist of the Scotts Women’s Network, the Scotts Black Employees Network, the Scotts Veterans Network, the Scotts Young Professionals, Scotts GroPride and Scotts Associates for a Greener Earth.
Professional Development
We view development and retention of our associates as valuable components of our business operations and creating a culture of leadership throughout our Company. We offer both online micro-learning and virtual learning content that accelerates the development of practical skills and competencies. Content is selected by associates and updated frequently to align to the development needs of our associates and address trending topics. Our associates have the opportunity to learn new skills through exposure and involvement in business challenges. Our managers support associates as development happens on the job through cross-functional team assignments, expanded roles and rotational assignments. We provide a variety of learning tools and experiences to our associates to help them embrace a growth mindset that leads to higher levels of achievement and personal satisfaction. Our ongoing development processes are designed to grow knowledge, improve skills and capabilities, and achieve competence in specific behaviors to meet performance expectations and prepare for potential future roles within our Company.
Compensation and Benefits
Our passion extends far beyond gardening and growing to include the well-being of our associates. We are a Company that has been rooted in family since our founding in 1868, and one way we demonstrate this is our commitment to enhancing the health and financial security of our associates and their families and our support for everyday challenges through our LiveTotalHealth program – the Company’s holistic and comprehensive approach to wellness. We formed a partnership with an innovative leader in the healthcare navigation and advocacy space to provide our associates and their family members with access to healthcare experts who can guide them throughout their healthcare journeys. We also believe financial health is a core component to our associates’ overall wellbeing. We conduct an annual analysis of our pay and compensation practices, from both an external market and internal consistency perspective, to ensure that our pay decisions are fair and equitable.
Health and Safety
We maintain several health and safety programs to protect our team members, including our comprehensive Environmental Health and Safety (“EHS”) management system. All associates and business partners, including contractors, are covered by our EHS management system. Our associates are encouraged to participate in safety committees to spur associate engagement with safety on a local and national level. To further manage health and safety risks, we develop compliance calendars that highlight dates for health and safety inspections and deadlines to meet voluntary and regulatory requirements. We use an EHS scorecard composed of leading and lagging indicators to evaluate our health and safety performance including progress measurements for safety training, behavioral-based safety observations, near-miss reporting, total recordable incident rate and lost time accident rate.
Information Systems
We understand the critical nature of real-time, measurable data and insights from a human capital perspective. Our cloud-based human capital management solution unifies our wide range of human relations functionality onto one single platform. This structure enables us to support the entire enterprise with qualitative and quantitative analytics specific to associate transactions, processes and programs, and connection to other organizational data creating a culture where data and analytics are the norm. The organization has embraced the scalable flexibility of the platform, and in doing so, has implemented other modules that integrate cohesively.

Environmental, Social and Governance
Our stakeholders, including shareholders, customers, suppliers, associates, communities as well as the environment and society, are essential to our business. We endeavor to make our workforce more inclusive, our business more sustainable, and our communities more engaged by maintaining strong environmental, social and governance (“ESG”) practices.
In fiscal 2023, we published our 12th Corporate Responsibility Report, prepared in reference to the Global Reporting Initiative (“GRI”) Standards (2021) and with consideration for the Sustainability Accounting Standards Board’s (“SASB’s”) Chemicals industry standard. This report provides detailed information regarding our ESG strategy, focus areas and governance structure. The Company’s ESG focus areas are Product Stewardship and Safety, Operations and Supply Chain, Associate Engagement and Wellness, Community Engagement and Governance and Transparency. The Company continues to benchmark, set and make progress towards goals and seek continuous improvement around these focus areas.
We publish our Corporate Responsibility Report and several ESG-related policies and statements on the ESG section of our corporate website, which is located at https://scottsmiraclegro.com/responsibility/environmental-social-and-governance. These policies and statements address environmental, health and safety and human rights concerns. We maintain a Supplier Code of Conduct that establishes the minimum standards that suppliers must satisfy to sell goods to or do business with the Company. Further ESG initiatives in fiscal 2023 included responding to the Carbon Disclosure Project’s climate questionnaire and completing the S&P Corporate Sustainability Assessment. The contents of our corporate website are not incorporated by reference in this Form 10-K or in any other report or document we file with the SEC.
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

ITEM 1A.    RISK FACTORS
Cautionary Note Regarding Forward-Looking Statements
This Form 10-K, including the exhibits hereto and the information incorporated by reference herein, as well as our 2023 Annual Report to Shareholders (our “2023 Annual Report”), contain “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which are subject to risks and uncertainties. Information regarding activities, events and developments that we expect or anticipate will or may occur in the future, including, but not limited to, information relating to our future growth and profitability targets and strategies designed to increase total shareholder value, are forward-looking statements based on management’s estimates, assumptions and projections. Forward-looking statements also include, but are not limited to, statements regarding our future economic and financial condition and results of operations, the plans and objectives of management and our assumptions regarding our performance and such plans and objectives, as well as the amount and timing of dividends and repurchases of common shares of Scotts Miracle-Gro (“Common Shares”) or other uses of cash flows. Forward-looking statements generally can be identified through the use of words such as “guidance,” “outlook,” “projected,” “believe,” “target,” “predict,” “estimate,” “forecast,” “strategy,” “may,” “goal,” “expect,” “anticipate,” “intend,” “plan,” “foresee,” “likely,” “will,” “should” and other similar words and variations.
Forward-looking statements in this Form 10-K and our 2023 Annual Report are predictions only and actual results could differ materially from management’s expectations due to a variety of factors, including those described below. All forward-looking statements attributable to us or persons working on our behalf are expressly qualified in their entirety by such risk factors.
The forward-looking statements that we make in this Form 10-K and our 2023 Annual Report are based on management’s current views and assumptions regarding future events and speak only as of their dates. We disclaim any obligation to update developments of these risk factors or to announce publicly any revisions to any of the forward-looking statements that we make, or to make corrections to reflect future events or developments, except as required by the federal securities laws.

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
An economic downturn and economic uncertainty may adversely affect demand for our products.
We have observed increased economic uncertainty in the U.S. including the potential for an economic recession. Impacts of such general economic weakness include, without limitation: falling overall demand for goods and services; reduced credit availability; reduced liquidity; volatility in credit, equity and foreign exchange markets; bankruptcies and rising interest rates. Adverse economic conditions have included or resulted, and could continue to include or result, in a significant increase in inflation, which could have a material adverse impact on our business, including our operating margins. Continued high inflation has had a negative impact on our operating margins in recent periods.
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
Because of the concentration of our sales to a small number of retail customers, the loss of one or more of, or a significant reduction in orders from, any of our top customers, or a material reduction in the inventory of our products that they carry, could adversely affect our financial results.
Our top two retail customers, Home Depot and Lowe’s, together accounted for 47% of our fiscal 2023 net sales and 41% of our outstanding accounts receivable as of September 30, 2023. The loss of, or reduction in orders from any major customer for any reason (including, for example, changes in a retailer’s strategy, reduction in inventories of our products that they maintain, claims or allegations that our products or products we market on behalf of third parties are unsafe, a decline in consumer demand, regulatory, legal or other external pressures or a change in marketing strategy), and customer disputes regarding shipments, fees, merchandise condition or related matters could have a material adverse effect on our business, financial condition, results of operations and cash flows. Our inability to collect accounts receivable from one of our major customers, or a significant deterioration in the financial condition of one of these customers, including a bankruptcy filing or a liquidation, could also have a material adverse effect on our financial condition, results of operations and cash flows.
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
Our future success depends on creating and successfully competing in markets for our products including our ability to improve our existing product lines and products and to develop and manufacture new product lines and products to meet evolving consumer needs. We cannot provide any assurance that we will successfully develop and manufacture new product lines and products or product innovations that satisfy consumer needs or achieve market acceptance, or that we will develop, manufacture and market new product lines and products or product innovations in a timely manner. If we fail to successfully develop and manufacture new product lines and products or product innovations, our ability to maintain or grow our market share may be adversely affected, which could materially adversely affect our business, financial condition and results of operations. In addition, the development and introduction of new product lines and products and product innovations require substantial research and development expenditures, which we may be unable to recoup if such new product lines, products or innovations do not achieve market acceptance.
Many of the products we manufacture and market contain active ingredients that are subject to regulatory approval. The need to obtain such approval could delay the launch of new products or product innovations that contain active ingredients or otherwise prevent us from developing and manufacturing certain products and product innovations.
Our marketing activities may not be successful.
We invest substantial resources in advertising, consumer promotions and other marketing activities to maintain, extend and expand our brand image. Negative publicity about us or our brands, including publicity regarding product safety, quality, efficacy, environmental impacts (including packaging, energy and water use and matters related to climate impact and waste management) and other sustainability or similar issues, whether real or perceived, could occur and could be widely and rapidly disseminated, including through the use of social media sites. There can be no assurances that our marketing strategies will be effective or that the amount we invest in advertising activities will result in a corresponding increase in sales of our products. If our marketing initiatives are unsuccessful, including our ability to leverage new media such as digital media and social networks to reach existing and potential customers or our brands suffer damage to reputation due to real or perceived quality issues (which damage can be quickly multiplied by social media), we will have incurred significant expenses without the benefit of higher revenues.
The highly competitive nature of our markets could adversely affect our ability to maintain or grow revenues.
Each of our operating segments participates in highly competitive markets. Our products compete against national and regional products and private label products produced by various suppliers. Many of our competitors sell their products at prices lower than ours. Our most price sensitive consumers may trade down to lower priced products during challenging economic times or if current economic conditions worsen. We compete primarily on the basis of product innovation, product quality, product performance, value, brand strength, supply chain competency, field sales support, in-store sales support, the strength of our relationships with major retailers and advertising. Some of our competitors have significant financial resources. The strong competition that we face in all of our markets may prevent us from achieving our revenue goals, which may have a material adverse effect on our financial condition, results of operations and cash flows.
Our manufacturing operations, including our reliance on third-party manufacturers, could harm our business.
We may not be able to maintain or develop efficient, low-cost manufacturing capability and processes that will enable us to meet the quality, price, design and product standards or production volumes required to successfully manufacture our products. Even if we successfully maintain and develop our manufacturing capabilities and processes, we may not be able to do so in time to satisfy the requirements of our customers.
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
Our consumer lawn and garden net sales in any year are susceptible to weather conditions in the markets in which our products are sold. For instance, periods of abnormally wet or dry weather can adversely impact the sale of certain products, while increasing demand for other products with the overall impact on the Company difficult to predict.
Climate change continues to receive increasing global attention. The effects of climate change could include changes in rainfall patterns, water shortages, changing storm patterns and intensities, and changing temperature levels. These changes could over time affect, for example, the availability and cost of raw materials, commodities and energy, which in turn may impact our ability to procure goods or services required for the operation of our business at the quantities and levels we require.
The increase in climate change attention has resulted in evolving policy, legal and regulatory changes which may impose substantial operational and compliance burdens. Collecting, measuring and analyzing information relating to such matters can be costly, time-consuming, dependent on third-party cooperation and unreliable. Furthermore, methodologies for measuring, tracking and reporting on such matters continue to change over time, which requires our processes and controls for such data to evolve as well. Compliance with any new or more stringent laws or regulations, or stricter interpretations of existing laws, could require additional expenditures by us or our suppliers, in which case, the costs of raw materials and component parts could increase.
Consumers and businesses may independently change their behavior because of concerns regarding the impact of climate change and public perceptions. For example, consumers may elect to garden less frequently than historic patterns due to the unpredictability of weather patterns. Those consumers who are less directly impacted by climate change may also engage in less gardening due to discomfort or concerns about perceptions stemming from the direct impact of climate change on others. Current or potential retail customers may pull back from all or parts of the lawn and garden category in response to softening consumer demand. Also, our ability to finance the development of climate resilient product offerings may suffer if consumers become less engaged in lawn and gardening.
Our failure to adequately manage the political, legal, regulatory, consumer and retail impacts of climate change could have a material adverse effect on our financial condition, results of operations and cash flows.
Our business could be negatively impacted by corporate citizenship and ESG matters and/or our reporting of such matters.
Certain investors, customers, consumers, employees, governmental authorities and other stakeholders are increasing their focus on corporate citizenship and sustainability matters. From time to time, we communicate certain initiatives, including goals, regarding environmental matters, responsible sourcing and social investments, including pursuant to our Corporate Responsibility Report. We could fail, or be perceived to fail, to achieve such initiatives or goals, or we could fail to fully and accurately report our progress on such initiatives and goals. In addition, we could be criticized for the scope of such initiatives or goals or perceived as not acting responsibly in connection with these matters. Our business could be negatively impacted by such matters. Any such matters, or related corporate citizenship and sustainability matters, could have a material adverse effect on our business.
Product recalls or other product liability claims could materially and adversely affect our business, financial condition and results of operation.
Due to the highly regulated nature of our products, which are primarily designed for consumer use, we may be required to stop selling, return or recall products due to a variety of potential concerns including suspected or confirmed product contamination, adulteration, product mislabeling or misbranding, tampering, or other deficiencies. Product recalls or voluntary market withdrawals could result in significant losses due to their costs, the destruction of product inventory, and lost sales due to the unavailability of the product for a period of time. Adverse attention about these types of concerns, whether or not valid, may damage our reputation, discourage consumers from buying our products, or cause production and delivery disruptions that could negatively impact our sales and financial condition.
We may also suffer losses if our products or operations violate applicable laws or regulations, or if our products are alleged to cause damage to property, injury, illness, or death. A significant product liability, legal judgment or a related regulatory enforcement action against us, or a significant product recall or voluntary withdrawal, may materially and adversely affect our business, financial condition and results of operation.
If the perception of our brands or organizational reputation are damaged, our consumers, distributors and retailers may react negatively, which could materially and adversely affect our business, financial condition and results of operations.
We believe we have built our reputation on the efficacy and safety of our brands. Any incident that erodes consumer affinity for our brands or our business operations could significantly reduce our value and damage our business. For example, negative third-party research or media reports on our product safety or efficacy, whether accurate or not, may adversely affect consumer perceptions, which could cause the value of our brands to suffer and adversely affect our business. We may also be adversely affected by news or other negative publicity, regardless of accuracy, regarding other aspects of our business, such as:
•     public health concerns, illness or safety;
•     the perception of our environmental stewardship and the effects our business has on the environment;
•     security breaches of confidential company, customer or employee information; or
•     employee related claims relating to alleged employment discrimination, health care and benefit issues.
As part of our marketing initiatives, we have contracted with certain public figures to market and endorse our products. While we maintain specific selection criteria and are diligent in our efforts to seek out public figures that resonate genuinely and effectively with our consumer audience, the individuals we choose to market and endorse our products may fall into negative favor with the general public. Because our consumers may associate the public figures that market and endorse our products with us, any negative publicity on behalf of such individuals may cause negative publicity about us and our products. This negative publicity could materially and adversely affect our brands and reputation and our revenue and profits.

Certain of our products may be purchased for use in new and emerging industries or segments and/or be subject to varying, inconsistent, and rapidly changing laws, regulations, administrative practices, enforcement approaches, judicial interpretations, and consumer perceptions.
We sell products, including hydroponic gardening products, that end users may purchase for use in new and emerging industries or segments, including the growing of cannabis, that may not grow or achieve market acceptance in a manner that we can predict. The demand for these products depends on the uncertain growth of these industries or segments. For example, our Hawthorne segment sales volume has decreased due to an oversupply of cannabis, which has driven cannabis wholesale prices down significantly and has resulted in a decrease in indoor and outdoor cultivation. The oversupply has been driven by the impacts of increased licensing activity across the U.S., significant capital investment in the cannabis production marketplace over the past several years, inconsistent enforcement of regulations and the market impacts of the COVID-19 pandemic.
In addition, we sell products that end users may purchase for use in industries or segments, including the growing of cannabis, that are subject to varying, inconsistent, and rapidly changing laws, regulations, administrative practices, enforcement approaches, judicial interpretations, and consumer perceptions. For example, certain countries and 38 U.S. states have adopted frameworks that authorize, regulate, and tax the cultivation, processing, sale, and use of cannabis for medicinal and/or non-medicinal use, while the U.S. Controlled Substances Act and the laws of other U.S. states prohibit growing cannabis.
If we are unable to effectively execute our e-commerce business, our reputation and operating results may be harmed.
We sell certain of our products over the Internet through our online store and our retail customer’s e-commerce retail platforms. As consumers demonstrate greater reliance on on e-commerce channels, the success of our business depends on our investment in e-commerce platforms, consumer preferences and buying trends relating to e-commerce, and our ability to both maintain the continuous operation of our online store and our fulfillment operations that support both our own and our retail customers’ e-commerce platforms. It is essential that these platforms provide a shopping experience that will generate orders and return visits to the respective platforms.
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
Additionally, the success of our e-commerce business and the satisfaction of our consumers depend on the timely receipt of our products by our consumers. The efficient delivery of our products to our consumers requires that our distribution centers have adequate capacity to support the current level of e-commerce operations and any anticipated increased levels that may occur as a result of the growth of our e-commerce business. If we encounter difficulties with our distribution centers, or if any distribution centers shut down for any reason, including as a result of pandemics, acts of war, terrorism, government shut downs, work stoppages and fire or other natural disasters, we could face inventory shortages that may result in out of stock conditions in our online store, incur significantly higher costs and longer lead times associated with distributing our products to our consumers and experience dissatisfaction from our consumers. Any of these issues could have a material adverse effect on our business and harm our reputation.
Our operations, financial condition or reputation may be impaired if our information technology systems fail to perform adequately or if we are the subject of a data breach or cyber-attack.
We rely on information technology systems to conduct business, including communicating with employees and our key retail customers, ordering and managing materials from suppliers, shipping products to retail customers and analyzing and reporting results of operations. While we have taken steps to ensure the security of our information and operational technology systems, including those of our customers, vendors, suppliers and other third-party service providers with whom we have contracted, our systems have, in the past, been and may, in the future, be vulnerable to cyber-threats such as computer viruses or other malicious codes, security breaches, unauthorized access, phishing attacks and other disruptions from employee error, unauthorized uses, system failures (including Internet outages), unintentional or malicious actions of employees or contractors and cyber-attacks by hackers, criminal groups and social-activist organizations. Our information and operational technology systems and our third-party providers’ systems, have been, and will likely continue to be, subject to cyber-threats. We have experienced and may continue to experience an increase in the number of such attacks or threats as a substantial number of our employees work remotely and access our technology infrastructure remotely. In addition, while we maintain cyber-security insurance, costs related to a cyber-attack may exceed the amount of insurance coverage or be excluded under the terms of our cyber-security insurance policy. As cyber-attacks increase in frequency and magnitude, we may be unable to obtain cyber-security insurance in amounts and on terms we view as appropriate for our operations.
If our information technology systems are damaged or cease to function properly for an extended period of time, whether as a result of a significant cyber-incident or otherwise, our ability to communicate internally as well as with our retail customers, vendors, suppliers and other parties critical to our business, could be significantly impaired, which may adversely impact our business.
Additionally, in the normal course of our business, we collect, store and transmit proprietary and confidential information regarding our customers, employees, suppliers and others, including personally identifiable information. An operational failure or breach of security from increasingly sophisticated cyber-threats could lead to loss, misuse or unauthorized disclosure of this information about our employees or consumers, which may result in regulatory or other legal proceedings, and have a material adverse effect on our business and reputation. We also may not have the resources or technical sophistication to anticipate or prevent rapidly-evolving types of cyber-attacks. Any such attacks or precautionary measures taken to prevent anticipated attacks may result in increasing costs, including costs for additional technologies, training and third party consultants. The losses incurred from a breach of data security and operational failures as well as the precautionary measures required to address this evolving risk may adversely impact our financial condition, results of operations, cash flows and reputation.
Our insurance coverage may not be sufficient to avoid material impact on our financial position or results of operations resulting from claims or liabilities against us, and we may not be able to obtain insurance coverage in the future.
We maintain insurance coverage to manage exposure to future claims and liabilities that may adversely impact our financial position or results of operations. The extent of our insurance program is under continuous review and coverages are modified as we deem necessary. Despite our program, it is possible that claims or liabilities against us may have a material adverse impact on our financial position or results of operations. In addition, we may not be able to obtain adequate insurance coverage, when our existing insurance policies expire.
We maintain commercial liability and operations focused insurance coverage including property, management, cargo, cyber, workers compensation and general liability. While we expect to be able to continue our insurance coverages, there can be no assurance we will be able to continue such insurance coverage, or that such policy limits will be adequate to cover any liability we may incur, or that our insurance premiums will continue to be available at a cost similar to our cost today. The volatility of the insurance and reinsurance markets are subject to macroeconomic conditions and events that are outside of our control.
Additionally, it is possible one or more of our insurers could exclude from our policy certain chemicals or compounds used in our products. Consequently, we may have to stop using those chemicals or compounds or be forced to substitute less effective or more expensive alternatives to continue manufacturing and/or distributing such goods. A substantial increase in liability exposure or the loss of customers or product lines could each have a material adverse effect on our results of operations and financial condition.
Our international operations make us susceptible to the costs and risks associated with operating internationally.
We operate manufacturing, sales and service facilities outside of the United States, particularly in Canada, the Netherlands, Mexico and China. Accordingly, we are subject to risks associated with operating in foreign countries, including:
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
If we (i) become insolvent, (ii) commit a material breach, material fraud or material willful misconduct under the Third Restated Agreement, (iii) experience a change of control (subject to certain exceptions), or (iv) impermissibly assign our rights or delegate our obligations under the Third Restated Agreement, Monsanto may terminate the Third Restated Agreement without paying a termination fee to the Company, subject to certain terms and conditions as set forth therein. In addition, if Program EBIT (as defined in the Third Restated Agreement) falls below $50.0 million in any program year, Monsanto may terminate the Third Restated Agreement without paying a termination fee to the Company, subject to certain terms and conditions as set forth therein.
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
Our ability to compete effectively depends in part on our rights to service marks, trademarks, trade names and other intellectual property rights we own or license, particularly our registered brand names and issued patents. Although we have a robust portfolio of registered trademarks, we have not sought to register each of our marks either in the United States or in every country in which such mark is used. Furthermore, because of the differences in foreign trademark, patent and other intellectual property or proprietary rights laws, we may not receive the same protection in other countries as we would in the United States with respect to the registered brand names and issued patents we hold. If we are unable to protect our intellectual property, proprietary information and/or brand names, we could suffer a material adverse effect on our business, financial condition and results of operations.
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
Our success largely depends on the performance of our management team and other key personnel. Our future operations could be harmed if we are unable to attract and retain talented, highly qualified senior executives and other key personnel. During fiscal 2023 through the filing of this report, we experienced management transitions involving our Chief Financial Officer, Chief Operating Officer, Chief Human Resources Officer and General Counsel. If we are unable to effectively provide for the succession of senior management, including our chief executive officer, our business, prospects, results of operations, financial condition and cash flows may be materially adversely affected.

Our workforce reductions may cause undesirable consequences and our results of operations may be harmed.
During fiscal 2023 and fiscal 2022, we undertook a strategic reduction in our workforce as part of an on-going series of organizational changes and initiatives intended to create operational and management-level efficiencies. This workforce reduction may yield unintended consequences, such as attrition beyond our intended reduction in workforce and reduced employee morale, which may cause our employees who were not affected by the reduction in workforce to seek alternate employment. Employees whose positions were eliminated or those who determine to seek alternate employment may seek employment with our competitors.
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
From time to time, we are also involved in legal proceedings as a plaintiff involving contract, intellectual property and other matters. We may also become the subject of securities litigation or shareholder derivative suits. We cannot predict with certainty the outcomes of these legal proceedings and other contingencies, and the costs incurred in litigation can be substantial, regardless of the outcome. Substantial unanticipated verdicts, fines and rulings do sometimes occur. As a result, we could from time to time incur judgments, enter into settlements or revise our expectations regarding the outcome of certain matters, and such developments could have a material adverse effect on our results of operations in the period in which the amounts are accrued and/or our cash flows in the period in which the amounts are paid. The outcome of some of these legal proceedings and other contingencies could require us to take, or refrain from taking, actions which could negatively affect our operations and, depending on the nature of the allegations, could negatively impact our reputation or the reputation of products we market on behalf of third parties. Additionally, defending against these legal proceedings may involve significant expense and diversion of management’s attention and resources.
Risks Related to Our M&A, Lending and Financing Activities
Our indebtedness could limit our flexibility and adversely affect our financial condition.
As of September 30, 2023, we had $2,630.6 million of debt and $1,156.7 million in available borrowings under our credit facility. Our inability to meet restrictive financial and non-financial covenants associated with that debt, or to generate sufficient cash flow to repay maturing debt, could adversely affect our financial condition. For example, our debt level could:
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
Our credit facility and the indentures governing our 5.250% Senior Notes due 2026 (the “5.250% Senior Notes”), our 4.500% Senior Notes due 2029 (the “4.500% Senior Notes”), our 4.000% Senior Notes due 2031 (the “4.000% Senior Notes”) and our 4.375% Senior Notes due 2032 (the “4.375% Senior Notes” and, collectively with the 5.250% Senior Notes, the 4.500% Senior Notes and the 4.000% Senior Notes, the “Senior Notes”) contain restrictive covenants and cross-default provisions. For example, under our credit facility the maximum permitted leverage ratio is (i) 7.75 for the fourth quarter of fiscal 2023, (ii) 8.25 for the first quarter of fiscal 2024, (iii) 7.75 for the second quarter of fiscal 2024, (iv) 6.50 for the third quarter of fiscal 2024, (v) 6.00 for the fourth quarter of fiscal 2024, (vi) 5.50 for the first quarter of fiscal 2025, (vii) 5.25 for the second quarter of fiscal 2025, (viii) 5.00 for the third quarter of fiscal 2025, (ix) 4.75 for the fourth quarter of fiscal 2025 and (x) 4.50 for the first quarter of fiscal 2026 and thereafter. Our leverage ratio was 6.57 at September 30, 2023. In addition, our credit facility contains a fixed charge coverage ratio covenant which sets the minimum permitted fixed charge coverage ratio at (i) 0.75 for the fourth quarter of fiscal 2023 through the third quarter of fiscal 2024 and (ii) 1.00 for the fourth quarter of fiscal 2024 and thereafter. Our fixed charge coverage ratio was 1.56 for the twelve months ended September 30, 2023. The Senior Notes contain an interest coverage ratio covenant which sets the minimum permitted interest coverage ratio at 2.00. Our interest coverage ratio was 2.81 for the twelve months ended September 30, 2023. A breach of any of these financial ratio covenants or other covenants could result in a default and/or a cross default under the credit facility and Senior Notes, as applicable. In the event of such default, the holders of such indebtedness could elect to declare all the funds borrowed thereunder to be due and payable, together with accrued and unpaid interest, and could cease making further loans and institute foreclosure proceedings against our assets. We cannot provide any assurance that the holders of such indebtedness would waive a default or that we could pay the accelerated indebtedness in full.
Subject to compliance with certain covenants under our credit facility and the indentures governing the Senior Notes, we may incur additional debt in the future. If we incur additional debt, the risks described above could intensify.
Significant or prolonged periods of higher interest rates may have an adverse effect on our results of operations, financial condition and cash flows.
Interest rates have a direct impact on our business due to the amount of variable debt the Company utilizes in its operations. Prolonged periods of higher interest rates may have a negative impact on the Company’s results of operations, financial condition and cash flows. All of our debt under the Sixth A&R Credit Agreement bears interest at variable rates primarily derived from, as defined therein, the (i) the Alternate Base Rate, (ii) the Adjusted Term SOFR Rate or (iii) the Swingline Rate. In a rising interest rate environment, debt financing will become more expensive and may have higher transactional and servicing costs. For example, our interest expense in fiscal 2023 increased significantly compared to fiscal 2022 driven by an increase in our weighted average interest rate primarily due to higher borrowing rates on the Sixth A&R Credit Agreement.
Although the Company has taken steps to reduce our exposure to variable rate debt instruments, if interest rates remain relatively high or increase in the future, we could see increases in our borrowing costs which could have a material adverse effect on our results of operations, financial condition and cash flows.
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
In August 2023, S&P Global Ratings lowered our issuer credit rating to B+ from BB- and lowered its rating on our Senior Notes to B- from B. Also in August 2023, Moody's Investors Service lowered our (i) Corporate Family Rating to B1 from Ba3 and our (ii) Probability of Default Rating to B1-PD from Ba3-PD and (iii) rating on the Senior Notes to B2 from B1.
A failure to dispose of assets or businesses in a timely manner may cause the results of the Company to suffer.
We evaluate as necessary the potential disposition of assets and businesses that may no longer help meet our objectives. When we decide to sell assets or a business, we may encounter difficulty in finding buyers or alternative exit strategies on acceptable terms in a timely manner, which could delay the achievement of our strategic objectives. Alternatively, we may dispose of a business at a price or on terms that are less than we had anticipated. After reaching an agreement with a buyer for the disposition of a business, the pre-closing conditions must also be satisfied or waived, which may prevent us from completing the transaction. Dispositions may also involve continued financial involvement in the divested business, such as through continuing equity ownership, guarantees, indemnities or other financial obligations. Under these arrangements, performance by the divested businesses or other conditions outside our control could affect our future financial results.
Our lending activities may adversely impact our business and results of operations.
As part of our strategic initiatives, we have provided financing to certain strategic partners. Our exposure to credit losses on these financing balances and strategic investments will depend on the financial condition of these counterparties as well as legal, regulatory and macroeconomic factors beyond our control, such as deteriorating conditions in the world economy or in the industries served by the borrowers and federal legalization of the U.S. cannabis market. While we monitor our exposure, there can be no guarantee we will be able to successfully mitigate all of these risks. Credit losses, if significant, could have a material adverse effect on our business, financial condition, results of operations and cash flows.

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
Laws and regulations relating to environmental matters affect us in several ways. All pesticide products sold in the United States must comply with FIFRA and most must be registered with the U.S. EPA and similar state agencies. Our inability to obtain or maintain such registrations, or the cancellation of any such registration of our products, could have an adverse effect on our business, the severity of which would depend on a variety of factors, including the product(s) involved, whether another product could be substituted and whether our competitors were similarly affected. We attempt to anticipate regulatory developments and maintain registrations of, and access to, substitute active ingredients, but there can be no assurance that we will be able to avoid or reduce these risks. In addition, several provinces in Canada have adopted regulation that substantially restrict our ability to market and sell certain of our consumer pesticide products.
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
In 2021, the Biden Administration announced a multi-agency plan to address PFAS contamination. Various federal agencies, including the U.S. EPA, will take actions to prevent the release of PFAS into the air, drinking systems, and food supply and to expand cleanup efforts to remediate the impacts of PFAS pollution. As part of this announcement, the U.S. EPA released its PFAS Strategic Roadmap: EPA’s Commitments to Action 2021-2024, which identifies timelines by which the U.S. EPA plans to take specific actions during the first term of the Biden Administration. It is possible that some of these actions may have an impact – direct or indirect – on our business. For example, in August 2022, the U.S. EPA proposed to designate PFAS chemicals, PFOA and PFOS, as hazardous substances under CERCLA, which could have wide-ranging impact on companies across various industries. Until further detail is provided, including whether the rule is enacted as proposed, we cannot predict the outcome or the severity of the impact of these proposed actions. Further, many states have taken action to address PFAS concerns with actions ranging from appropriation legislation to fund scientific research, bans on certain categories of consumer products containing PFAS and/or broad prohibitions on PFAS across all products. Complicating this patchwork of state regulation is that jurisdictions may differ as to what they consider PFAS. It is possible, therefore, that some of these actions will have an impact - direct or indirect - on our business.
Many states are increasingly scrutinizing packaging, including seeking to reduce single use plastics and establish extended producer responsibility programs, which are designed to bolster the recycling industry by transferring the cost of packaging disposal to the manufacturers. Extended producer responsibility programs typically include targets and reporting responsibilities for post-consumer recycling usage, compostable packaging, material reduction, refill strategies, etc.
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

Risks Related to Our Common Shares
The Company’s decision to maintain, reduce or discontinue paying cash dividends to our shareholders or repurchasing our Common Shares could cause the market price for our Common Shares to decline.
Our payment of quarterly cash dividends on and repurchase of our Common Shares pursuant to a stock repurchase program are subject to, among other things, our financial position and results of operations, available cash and cash flow, capital requirements, credit facility provisions and other factors. Prior to fiscal 2022, we generally increased the cash dividends on our Common Shares as well as engaged in share repurchase activity. Since fiscal 2022, we have not changed the dividend amount nor have we engaged in share repurchase activity outside of our compensation programs. As of September 30, 2023, we do not have a board authorized share repurchase program.
We may maintain, or increase or decrease (including eliminating) the amount of cash dividends on, and increase or decrease the amount of repurchases of, our Common Shares in the future. Any decision by us regarding the payment of quarterly cash dividends or repurchases of our Common Shares could cause the market price of our Common Shares to decline. A failure to pay dividends, an inability to resume increases of our cash dividends or an inability to begin repurchasing Common Shares at historical levels could result in a lower market valuation of our Common Shares.
Hagedorn Partnership, L.P. beneficially owns approximately 23% of our Common Shares and can significantly influence decisions that require the approval of shareholders.
Hagedorn Partnership, L.P. beneficially owned approximately 23% of our outstanding Common Shares on a fully diluted basis as of November 17, 2023. As a result, it has sufficient voting power to significantly influence the election of directors and the approval of other actions requiring the approval of our shareholders, including entering into certain business combination transactions. In addition, because of the percentage of ownership and voting concentration in Hagedorn Partnership, L.P., elections of our board of directors will generally be within the control of Hagedorn Partnership, L.P. While all of our shareholders are entitled to vote on matters submitted to our shareholders for approval, the concentration of our Common Shares and voting control presently lies with Hagedorn Partnership, L.P. As such, it would be difficult for shareholders to propose and have approved proposals not supported by Hagedorn Partnership, L.P. Hagedorn Partnership, L.P.’s interests could differ from, or conflict with, the interests of other shareholders.

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
The following is a summary of owned and leased primary operating properties by country as of September 30, 2023:

Location	Owned	Leased
United States	36[2]	60[3,4]
Canada	10	13
Mexico	—	1
China	—	6
The Netherlands	—	2
Total	46	82
We own or lease 46 manufacturing properties, 16 distribution properties and 4 research and development properties in the United States. We own or lease 15 manufacturing properties and 1 research and development property in Canada, 1 manufacturing property in the Netherlands and 1 research and development property in China. Most of the manufacturing properties, which include growing media properties and peat harvesting properties, have production lines, warehouses, offices and field processing areas.
2 Includes one distribution center that is not operational. Disposition efforts are underway.
3 Includes one manufacturing location under development with operations scheduled to begin in 2025.
4 Includes nine distribution centers that are not operational. Disposition efforts are underway.

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
The Company has been named as a defendant in a number of cases alleging injuries that the lawsuits claim resulted from exposure to asbestos-containing products, apparently based on the Company’s historic use of vermiculite in certain of its products. In many of these cases, the complaints are not specific about the plaintiffs’ contacts with the Company or its products. The cases vary, but complaints in these cases generally seek unspecified monetary damages (actual, compensatory, consequential and punitive) from multiple defendants. The Company believes that the claims against it are without merit and is vigorously defending against them. The Company has not recorded any accruals in its consolidated financial statements as the likelihood of a loss from these cases is not probable at this time. The Company does not believe a reasonably possible loss would be material to the Company’s financial condition, results of operations or cash flows. In addition, the Company does not believe the ultimate resolution of these cases will have a material adverse effect on the Company’s financial condition, results of operations or cash flows. There can be no assurance that future developments related to pending claims or claims filed in the future, whether as a result of adverse outcomes or as a result of significant defense costs, will not have a material effect on the Company’s financial condition, results of operations or cash flows.
We are involved in other lawsuits and claims which arise in the normal course of our business including the initiation and defense of proceedings to protect intellectual property rights, advertising claims, securities matters and employment disputes. In our opinion, these claims individually and in the aggregate are not expected to have a material adverse effect on our financial condition, results of operations or cash flows.

ITEM 4.    MINE SAFETY DISCLOSURE
Not Applicable.

PART II

SUPPLEMENTAL ITEM. EXECUTIVE OFFICERS OF THE REGISTRANT
The executive officers of Scotts Miracle-Gro, their positions and, as of November 17, 2023, their ages and years with Scotts Miracle-Gro (and its predecessors) are set forth below.

Name	Age	Position(s) Held	Years with Company
James Hagedorn	68	Chief Executive Officer, President and Chairman of the Board	36
Matthew E. Garth	49	Executive Vice President, Chief Financial Officer and Chief Administrative Officer	1
Nathan E. Baxter	51	Executive Vice President and Chief Operating Officer	1
Julie A. DeMuesy	53	Senior Vice President, Chief Human Resources Officer and Chief Ethics Officer	13
Christopher J. Hagedorn	39	Division President	12
Dimiter Todorov	51	Executive Vice President, General Counsel, Corporate Secretary and Chief Compliance Officer	15
Executive officers serve at the discretion of the Board of Directors of Scotts Miracle-Gro and pursuant to executive severance agreements or other arrangements. The business experience of each of the individuals listed above during at least the past five years is as follows:
Mr. Hagedorn was named Chairman of the Board of Scotts Miracle-Gro’s predecessor in January 2003 and Chief Executive Officer of Scotts Miracle-Gro’s predecessor in May 2001. In October 2023, Mr. Hagedorn also assumed the additional duties of President. Prior to these appointments, Mr. Hagedorn held several senior leadership positions at the Company. Mr. Hagedorn serves on Scotts Miracle-Gro’s Board of Directors, a position he has held with Scotts Miracle-Gro (or its predecessor) since 1995. Mr. Hagedorn is the brother of Katherine Hagedorn Littlefield, a director of Scotts Miracle-Gro, and is the father of Christopher J. Hagedorn, an executive officer of the Company.
Mr. Garth was named Executive Vice President, Chief Financial Officer and Chief Administrative Officer of the Company in October 2023. Prior to this appointment, Mr. Garth served as Executive Vice President and Chief Financial Officer, a position he held since December 2022. Previously, Mr. Garth served as Senior Vice President, Finance and Treasury, and Chief Financial Officer for Mineral Technologies Inc., a specialty mineral company.
Mr. Baxter was named Executive Vice President and Chief Operating Officer of the Company in August 2023. Prior to this appointment, Mr. Baxter served as Executive Vice President, Global Technology and Operations, a position he held since April 2023. Previously, Mr. Baxter served as President of Tokyo Electron U.S. Holdings, a semiconductor manufacturing equipment company.
Ms. DeMuesy was named Senior Vice President, Chief Human Resources Officer and Chief Ethics Officer of the Company in October 2023. Prior to this appointment, Ms. DeMuesy served as Senior Vice President, HR Operations from November 2021 until September 2023. Previously, Ms. DeMuesy served as Vice President, HR Operations from July 2018 until November 2021. Prior to July 2018, Ms. DeMuesy has held several senior leadership positions at the Company since 2016 when she rejoined the Company after a ten year absence.
Mr. C. Hagedorn was named Division President of Scotts Miracle-Gro in January 2021. Prior to this appointment, Mr. C. Hagedorn served as Senior Vice President and General Manager, Hawthorne, a position he held since January 2017. Mr. C. Hagedorn is the son of Mr. J. Hagedorn, the Chairman, President and CEO of Scotts Miracle-Gro.
Mr. Todorov was named Executive Vice President, General Counsel, Corporate Secretary and Chief Compliance Officer of the Company in December 2022. Prior to this appointment, Mr. Todorov served as Vice President, Legal, a position he held since June 2015.

ITEM 5.    MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
The Common Shares trade on the New York Stock Exchange under the symbol “SMG.” The payment of future dividends, if any, on the Common Shares will be determined by the Board of Directors in light of conditions then existing, including the Company’s earnings, financial condition and capital requirements, restrictions in financing agreements, business conditions and other factors. On April 8, 2022, we entered into a sixth amended and restated credit agreement (the “Sixth A&R Credit Agreement”), providing the Company and certain of its subsidiaries with five-year senior secured loan facilities in the aggregate principal amount of $2.5 billion, comprised of a revolving credit facility of $1.5 billion and a term loan in the original principal amount of $1.0 billion. On July 31, 2023, the Company entered into Amendment No. 2 (“Amendment No. 2”) to the Sixth A&R Credit Agreement. Amendment No. 2 limits the Company’s ability to declare or pay any discretionary dividends, distributions or other restricted payments to only the payment of (i) regularly scheduled cash dividends to holders of its Common Shares in an aggregate amount not to exceed $225.0 million per fiscal year and (ii) other dividends, distributions or other restricted payments in an aggregate amount not to exceed $25.0 million.
On December 14, 2022 and September 13, 2023, Scotts Miracle-Gro issued 388,878 and 373,831 Common Shares, respectively, having a contractual value of $20.0 million each, to a vendor who is an accredited investor as consideration for advertising services. The issuances of the Common Shares were exempt from the registration requirements of the Securities Act of 1933, as amended, pursuant to Section 4(a)(2). Scotts Miracle-Gro issued the Common Shares in privately negotiated transactions, and such restricted shares were acquired for the recipient’s accounts for investment purposes.
As of November 17, 2023, there were approximately 268,000 shareholders, including holders of record and our estimate of beneficial holders.
The following table shows the purchases of Common Shares made by or on behalf of Scotts Miracle-Gro or any “affiliated purchaser” (as defined in Rule 10b-18(a)(3) under the Securities Exchange Act of 1934, as amended) of Scotts Miracle-Gro for each of the three fiscal months in the quarter ended September 30, 2023:

Period	Total Number of Common Shares Purchased(1)	Average Price Paid per Common Share(2)	Total Number of Common Shares Purchased as Part of Publicly Announced Plans or Programs(3)	Approximate Dollar Value of Common Shares That May Yet Be Purchased Under the Plans or Programs(3)
July 2, 2023 through July 29, 2023	1,291	$69.87	—	N/A
July 30, 2023 through August 26, 2023	1,743	$53.07	—	N/A
August 27, 2023 through September 30, 2023	4,270	$52.61	—	N/A
Total	7,304	$55.77	—
(1)All of the Common Shares purchased during the fourth quarter of fiscal 2023 were purchased in open market transactions. The Common Shares purchased during the quarter consisted of 7,304 Common Shares purchased by the trustee of the rabbi trust established by the Company as permitted pursuant to the terms of The Scotts Company LLC Executive Retirement Plan.
(2)The average price paid per Common Share is calculated on a settlement basis and includes commissions.
(3)On February 6, 2020, the Company announced a repurchase program allowing for repurchases of up to $750.0 million of Common Shares from April 30, 2020 through March 25, 2023. The program expired on March 25, 2023 and, as of September 30, 2023, the Company does not have an active repurchase program.

Comparison of Cumulative Five-Year Total Return*
The following graph compares the yearly change in the cumulative total stockholder return on our Common Shares for the past five fiscal years with the cumulative total return of the Russell 2000 Index and the S&P 500 Household Products Index.

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
Our operations are divided into three reportable segments: U.S. Consumer, Hawthorne and Other. U.S. Consumer consists of our consumer lawn and garden business in the United States. Hawthorne consists of our indoor and hydroponic gardening business. Other primarily consists of our consumer lawn and garden business in Canada. This division of reportable segments is consistent with how the segments report to and are managed by our chief operating decision maker. In addition, Corporate consists of general and administrative expenses and certain other income and expense items not allocated to the business segments. See “SEGMENT RESULTS” below for additional information regarding our evaluation of segment performance.
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
Through our Hawthorne segment, we are a leading manufacturer, marketer and distributor of lighting, nutrients, growing media, growing environments and hardware products for indoor and hydroponic gardening in North America. Our key brands include General Hydroponics®, Gavita®, Botanicare®, Agrolux®, Gro Pro®, Mother Earth®, Grower’s Edge®, HydroLogic Purification System® and Cyco® .
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

THE SCOTTS MIRACLE-GRO COMPANY
(Dollars in millions, except per share data)
Due to the seasonal nature of the consumer lawn and garden business, for our U.S. Consumer and Other segments, significant portions of our products ship to our retail customers during our second and third fiscal quarters, as noted in the following table. Our annual net sales are further concentrated in the second and third fiscal quarters by retailers who rely on our ability to deliver products closer to when consumers buy our products. Our Hawthorne segment is also impacted by seasonal sales patterns for certain product categories due to the timing of outdoor growing in North America during our second and third fiscal quarters, and the timing of certain controlled agricultural lighting project sales during our third and fourth fiscal quarters.

	Percent of Net Sales from Continuing Operations by Quarter
	2023	2022	2021
First Quarter	14.8%	14.4%	15.2%
Second Quarter	43.2%	42.8%	37.1%
Third Quarter	31.5%	30.2%	32.7%
Fourth Quarter	10.5%	12.6%	15.0%
Management focuses on a variety of key indicators and operating metrics to monitor the financial condition and performance of the continuing operations of our business. These metrics include consumer purchases (point-of-sale data), market share, category growth, net sales (including unit volume, pricing and foreign exchange movements), gross margins, advertising to net sales ratios, income from operations, income from continuing operations, net income, earnings per share, earnings before interest, taxes, depreciation and amortization (“EBITDA”), leverage ratio, fixed charge coverage ratio and interest coverage ratio. To the extent applicable, these metrics are evaluated with and without impairment, restructuring and other charges that do not occur in or reflect the ordinary course of our ongoing business operations. Metrics that exclude impairment, restructuring and other nonrecurring items are used by management to evaluate our performance, engage in financial and operational planning and determine incentive compensation because we believe that these measures provide additional perspective on the performance of our underlying, ongoing business. We also focus on measures to optimize cash flow and return on invested capital, including the management of working capital and capital expenditures. Refer to the “NON-GAAP MEASURES” section of this MD&A for further discussion of non-GAAP measures.
Recent Events
During fiscal 2022, we began implementing a series of Company-wide organizational changes and initiatives intended to create operational and management-level efficiencies. As part of this restructuring initiative, we are reducing the size of our supply chain network, reducing staffing levels and implementing other cost-reduction initiatives. In addition, to reduce our on hand inventory to align with the optimized network capacity, we have accelerated the reduction of certain Hawthorne inventory, primarily lighting, growing environments and hardware products. We expect these efforts to deliver run-rate annualized savings of at least $300.0, nearly all of which is expected to be realized by the end of fiscal 2024. The restructuring initiative is expected to improve our gross margin rate and decrease SG&A. During fiscal 2023, we incurred costs of $184.8 in the “Cost of sales—impairment, restructuring and other” line in the Consolidated Statements of Operations and $44.1 in the “Impairment, restructuring and other” line in the Consolidated Statements of Operations associated with this restructuring initiative primarily related to inventory write-down charges, employee termination benefits, facility closure costs and impairment of right-of-use assets and property, plant and equipment. Costs incurred from the inception of this restructuring initiative through September 30, 2023 were $294.1.
During fiscal 2023, our Hawthorne segment continued to experience adverse financial results due to decreased sales volume and inflationary cost pressures. The decrease in sales volume is attributable to an oversupply of cannabis, which significantly decreased cannabis wholesale prices and indoor and outdoor cannabis cultivation. The oversupply has been driven by increased licensing activity across the U.S., significant capital investment in the cannabis production marketplace over the past several years, inconsistent enforcement of regulations and the market impacts of the COVID-19 pandemic. As a result, we revised our internal forecasts to reflect the longer persistence and more significant impact of the oversupply of cannabis, and recorded non-cash, pre-tax impairment charges of $117.7 related to our Hawthorne segment intangible assets in the “Impairment, restructuring and other” line in the Consolidated Statements of Operations. We expect that the oversupply of cannabis will continue to adversely impact our Hawthorne segment. If the oversupply of cannabis persists longer, or is more significant than we expect, our results of operations could be materially and adversely impacted for a longer period and to a greater extent than we currently anticipate.

THE SCOTTS MIRACLE-GRO COMPANY
(Dollars in millions, except per share data)
During fiscal 2023, we recorded a non-cash, pre-tax other-than-temporary impairment charge of $101.3 related to our convertible debt investments and a non-cash, pre-tax goodwill impairment charge of $10.3 associated with our Other segment in the “Impairment, restructuring and other” line in the Consolidated Statements of Operations. In addition, we recorded a non-cash, pre-tax impairment charge of $94.7 associated with our investment in Bonnie Plants, LLC in the “Equity in (income) loss of unconsolidated affiliates” line in the Consolidated Statements of Operations during fiscal 2023.
On June 8, 2022, we entered into Amendment No. 1 (“Amendment No. 1”) to the Sixth A&R Credit Agreement which increased the maximum permitted leverage ratio for the quarterly leverage covenant effective for the third quarter of fiscal 2022 until April 1, 2024. During the third quarter of fiscal 2023, we experienced an unexpected shortfall in earnings that affected our ability to remain in compliance with the leverage ratio covenant of Amendment No. 1. On July 31, 2023, we entered into Amendment No. 2 to the Sixth A&R Credit Agreement which, in addition to other changes, temporarily increased the maximum permitted leverage ratio for the quarterly leverage covenant, and increased the interest rate applicable to borrowings under the revolving credit facility and the term loan facility by 25 bps for each existing pricing tier and added a pricing tier that is applicable for periods when the leverage ratio is in excess of 6.00. Refer to the “LIQUIDITY AND CAPITAL RESOURCES” section of this MD&A for more information regarding Amendment No. 2.
During fiscal 2023, we continued to experience the impacts of cost inflation, resulting in persistently high manufacturing and logistics costs, as well as volatile commodity costs. Higher costs over the past several years required us to implement significant price increases across our business in fiscal 2022 and 2023. Inflationary headwinds, volatile commodity costs and higher interest rates are expected to continue. The impact that these trends will continue to have on our operational and financial performance will depend on future developments, including inflationary and macroeconomic conditions and their impact on consumer behavior, which are difficult to predict.
Results of Operations
The following table sets forth the components of earnings as a percentage of net sales:

	Year Ended September 30,
	2023	% of Net Sales	2022	% of Net Sales	2021	% of Net Sales
Net sales	$3,551.3	100.0%	$3,924.1	100.0%	$4,925.0	100.0%
Cost of sales	2,708.3	76.3	2,891.1	73.7	3,431.3	69.7
Cost of sales—impairment, restructuring and other	185.7	5.2	160.1	4.1	24.7	0.5
Gross margin	657.3	18.5	872.9	22.2	1,469.0	29.8
Operating expenses:
Selling, general and administrative	551.3	15.5	613.0	15.6	743.5	15.1
Impairment, restructuring and other	280.5	7.9	693.1	17.7	4.3	0.1
Other (income) expense, net	(0.1)	—	0.8	—	(1.8)	—
Income (loss) from operations	(174.4)	(4.9)	(434.0)	(11.1)	723.0	14.7
Equity in (income) loss of unconsolidated affiliates	101.1	2.8	12.9	0.3	(14.4)	(0.3)
Interest expense	178.1	5.0	118.1	3.0	78.9	1.6
Other non-operating income, net	(0.3)	—	(6.9)	(0.2)	(18.6)	(0.4)
Income (loss) from continuing operations before income taxes	(453.3)	(12.8)	(558.1)	(14.2)	677.1	13.7
Income tax expense (benefit) from continuing operations	(73.2)	(2.1)	(120.6)	(3.1)	159.8	3.2
Income (loss) from continuing operations	(380.1)	(10.7)	(437.5)	(11.1)	517.3	10.5
Loss from discontinued operations, net of tax	—	—	—	—	(3.9)	(0.1)
Net income (loss)	$(380.1)	(10.7)%	$(437.5)	(11.1)%	$513.4	10.4%
The sum of the components may not equal due to rounding.

THE SCOTTS MIRACLE-GRO COMPANY
(Dollars in millions, except per share data)
Net Sales
Net sales for fiscal 2023 were $3,551.3, a decrease of 9.5% from net sales of $3,924.1 for fiscal 2022. Net sales for fiscal 2022 decreased 20.3% from net sales of $4,925.0 for fiscal 2021. Factors contributing to the change in net sales are outlined in the following table:

	Year Ended September 30,
	2023	2022
Volume and mix	(14.3)%	(27.0)%
Foreign exchange rates	(0.4)	(0.4)
Pricing	5.0	6.2
Acquisitions	0.2	0.9
Change in net sales	(9.5)%	(20.3)%
The decrease in net sales for fiscal 2023 as compared to fiscal 2022 was primarily driven by:
•decreased sales volume across all segments driven by growing environments, growing media, hardware, nutrients and lighting products in our Hawthorne segment; and lawn care, plant food and controls products in our U.S. Consumer segment; and
•the unfavorable impact of foreign exchange rates as a result of the strengthening of the U.S. dollar relative to the Canadian dollar;
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
Cost of Sales
The following table shows the major components of cost of sales:

	Year Ended September 30,
	2023	2022	2021
Materials	$1,524.1	$1,616.7	$1,962.5
Distribution and warehousing	556.3	660.1	684.0
Manufacturing labor and overhead	545.4	546.4	714.0
Costs associated with Roundup® marketing agreement	82.5	67.9	70.8
Cost of sales	2,708.3	2,891.1	3,431.3
Cost of sales—impairment, restructuring and other	185.7	160.1	24.7
	$2,894.0	$3,051.2	$3,456.0

THE SCOTTS MIRACLE-GRO COMPANY
(Dollars in millions, except per share data)
Factors contributing to the change in cost of sales are outlined in the following table:

	Year Ended September 30,
	2023	2022
Volume, mix and other	$(299.7)	$(641.4)
Foreign exchange rates	(10.4)	(16.9)
Material cost changes	112.7	121.0
Costs associated with Roundup® marketing agreement	14.6	(2.9)
	(182.8)	(540.2)
Impairment, restructuring and other	25.6	135.4
Change in cost of sales	$(157.2)	$(404.8)
The decrease in cost of sales for fiscal 2023 as compared to fiscal 2022 was primarily driven by:
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
•higher transportation and warehousing costs included within “volume, mix and other” in our U.S. Consumer, Hawthorne and Other segments; and
•an increase in impairment, restructuring and other charges.

THE SCOTTS MIRACLE-GRO COMPANY
(Dollars in millions, except per share data)
Gross Margin
As a percentage of net sales, our gross margin rate was 18.5%, 22.2% and 29.8% for fiscal 2023, fiscal 2022 and fiscal 2021, respectively. Factors contributing to the change in gross margin rate are outlined in the following table:

	Year Ended September 30,
	2023	2022
Volume, mix and other	(4.0)%	(6.6)%
Material costs	(3.3)	(3.4)
Roundup® commissions and reimbursements	(0.3)	(0.2)
Acquisitions	—	(0.1)
Pricing	5.0	6.3
	(2.6)	(4.0)
Impairment, restructuring and other	(1.1)	(3.6)
Change in gross margin rate	(3.7)%	(7.6)%
The decrease in gross margin rate for fiscal 2023 as compared to fiscal 2022 was primarily driven by:
•higher material costs in our U.S. Consumer, Hawthorne and Other segments;
•higher manufacturing costs, primarily labor, included within “volume, mix and other” in our U.S. Consumer, Hawthorne and Other segments;
•unfavorable leverage of fixed costs, included within “volume, mix and other,” driven by lower sales and production volume in our U.S. Consumer, Hawthorne and Other segments;
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
•higher transportation and warehousing costs included within “volume, mix and other” associated with our U.S. Consumer, Hawthorne and Other segments;
•unfavorable leverage of fixed costs driven by lower sales volume in our U.S. Consumer, Hawthorne and Other segments; and
•an increase in impairment, restructuring and other charges;
•partially offset by increased pricing in our U.S. Consumer, Hawthorne and Other segments.

THE SCOTTS MIRACLE-GRO COMPANY
(Dollars in millions, except per share data)
Selling, General and Administrative Expenses
The following table sets forth the components of selling, general and administrative expenses (“SG&A”):

	Year Ended September 30,
	2023	2022	2021
Advertising	$123.7	$120.3	$165.7
Advertising as a percentage of net sales	3.5%	3.1%	3.4%
Share-based compensation	49.7	34.3	40.6
Research and development	35.7	45.3	45.4
Amortization of intangibles	22.6	31.0	29.1
Other selling, general and administrative	319.6	382.1	462.7
	$551.3	$613.0	$743.5
SG&A decreased $61.7, or 10.1%, during fiscal 2023 compared to fiscal 2022. Advertising expense increased $3.4, or 2.8%, in fiscal 2023 driven by increased media spending in our U.S. Consumer segment. Share-based compensation expense, which excludes certain advertising expenses paid for in Common Shares, increased $15.4, or 44.9%, driven by short-term variable incentive compensation that was provided to employees as share-based awards for fiscal 2023 in lieu of a cash-based program, partially offset by the recognition of a cumulative adjustment for certain performance-based award units to reflect management’s assessment of a lower probability of achievement of performance goals. Amortization expense decreased $8.4, or 27.1%, driven by the impairment of certain Hawthorne segment intangible assets during fiscal 2022 and fiscal 2023. Other SG&A and research and development costs decreased by a combined $72.1, or 16.9%, driven by the reductions in staffing levels and other cost-reduction initiatives.
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
Impairment, Restructuring and Other
Activity described herein is classified within the “Cost of sales—impairment, restructuring and other” and “Impairment, restructuring and other” lines in the Consolidated Statements of Operations. The following table details impairment, restructuring and other charges (recoveries) for each of the periods presented:

	Year Ended September 30,
	2023	2022	2021
Cost of sales—impairment, restructuring and other:
Restructuring and other charges (recoveries), net	$148.5	$143.6	$(0.3)
Right-of-use asset impairments	25.8	—	—
Property, plant and equipment impairments	11.4	16.6	—
COVID-19 related costs	—	—	25.0
Operating expenses—impairment, restructuring and other:
Goodwill and intangible asset impairments	127.9	668.3	—
Convertible debt other-than-temporary impairments	101.3	—	—
Restructuring and other charges, net	51.2	40.9	0.1
Gains on sale of property, plant and equipment	—	(16.2)	—
COVID-19 related costs	—	—	4.2
Total impairment, restructuring and other charges	$466.1	$853.2	$29.0
During fiscal 2023, we recorded non-cash, pre-tax goodwill and intangible asset impairment charges of $127.9 in the “Impairment, restructuring and other” line in the Consolidated Statements of Operations, comprised of $117.7 of finite-lived intangible asset impairment charges associated with our Hawthorne segment and $10.3 of goodwill impairment charges associated with our Other segment.
During fiscal 2023, we recorded a non-cash, pre-tax other-than-temporary impairment charge related to our convertible debt investments of $101.3 in the “Impairment, restructuring and other” line in the Consolidated Statements of Operations.

THE SCOTTS MIRACLE-GRO COMPANY
(Dollars in millions, except per share data)
During fiscal 2022, we began implementing a series of Company-wide organizational changes and initiatives intended to create operational and management-level efficiencies. As part of this restructuring initiative, we are reducing the size of our supply chain network, reducing staffing levels and implementing other cost-reduction initiatives. In addition, to reduce our on hand inventory to align with the optimized network capacity, we have accelerated the reduction of certain Hawthorne inventory, primarily lighting, growing environments and hardware products. During fiscal 2023, we incurred costs of $229.0 associated with this restructuring initiative primarily related to inventory write-down charges, employee termination benefits, facility closure costs and impairment of right-of-use assets and property, plant and equipment. We incurred costs of $16.3 in our U.S. Consumer segment and $168.5 in our Hawthorne segment in the “Cost of sales—impairment, restructuring and other” line in the Consolidated Statements of Operations during fiscal 2023. We incurred costs of $7.7 in our U.S. Consumer segment, $20.7 in our Hawthorne segment, $0.8 in our Other segment and $14.9 at Corporate in the “Impairment, restructuring and other” line in the Consolidated Statements of Operations during fiscal 2023. During fiscal 2022, we incurred costs of $65.2 associated with this restructuring initiative primarily related to employee termination benefits and impairment of property, plant and equipment. We incurred costs of $9.7 in our U.S. Consumer segment and $27.1 in our Hawthorne segment in the “Cost of sales—impairment, restructuring and other” line in the Consolidated Statements of Operations during fiscal 2022. We incurred costs of $11.9 in our U.S. Consumer segment, $8.1 in our Hawthorne segment, $0.7 in our Other segment and $7.7 at Corporate in the “Impairment, restructuring and other” line in the Consolidated Statements of Operations during fiscal 2022. Costs incurred to date since the inception of this restructuring initiative are $45.5 for our U.S. Consumer segment, $224.4 for our Hawthorne segment, $1.5 for our Other segment and $22.7 at Corporate. We continue to evaluate additional network and organizational changes, which, if executed, may result in additional restructuring charges in future periods.
During fiscal 2022, we recorded non-cash, pre-tax goodwill and intangible asset impairment charges of $632.4 as a result of interim impairment testing of our Hawthorne segment in the “Impairment, restructuring and other” line in the Consolidated Statements of Operations, comprised of $522.4 of goodwill impairment charges and $110.0 of finite-lived intangible asset impairment charges.
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
During fiscal 2022, we recorded gains of $16.2 in the “Impairment, restructuring and other” line in the Consolidated Statements of Operations associated with the sale of property, plant and equipment.
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
Income (Loss) from Operations
Loss from operations was $(174.4) in fiscal 2023 compared to $(434.0) in fiscal 2022. The decrease was driven by lower impairment, restructuring and other charges and lower SG&A, partially offset by lower net sales and a decrease in gross margin rate.
Income (loss) from operations was $(434.0) in fiscal 2022 compared to $723.0 in fiscal 2021. The decrease was driven by lower net sales, a decrease in gross margin rate, higher impairment, restructuring and other charges and lower other income, partially offset by lower SG&A.
Equity in (Income) Loss of Unconsolidated Affiliates
Equity in (income) loss of unconsolidated affiliates associated with Bonnie Plants, LLC was $101.1, $12.9 and $(14.4) in fiscal 2023, fiscal 2022 and fiscal 2021, respectively. During fiscal 2023, we recorded a non-cash, pre-tax impairment charge of $94.7 associated with our investment in Bonnie Plants, LLC. Refer to “NOTE 9. INVESTMENT IN UNCONSOLIDATED AFFILIATES” of the Notes to the Consolidated Financial Statements included in this Form 10-K for more information regarding Bonnie Plants, LLC.

THE SCOTTS MIRACLE-GRO COMPANY
(Dollars in millions, except per share data)
Interest Expense
Interest expense was $178.1 in fiscal 2023, an increase of 50.8% compared to $118.1 in fiscal 2022. The increase was driven by an increase in our weighted average interest rate, net of the impact of interest rate swaps, of 180 basis points, primarily due to higher borrowing rates on the Sixth A&R Credit Agreement. While we had net debt repayments of $353.6 during fiscal 2023, our seasonal borrowing and repayment pattern resulted in an average debt balance for fiscal 2023 that was consistent with fiscal 2022.
Interest expense was $118.1 in fiscal 2022, an increase of 49.7% compared to $78.9 in fiscal 2021. The increase was driven by higher average borrowings of $1,119.6 due to higher inventory production, capital expenditures, acquisition activity and repurchases of our Common Shares.
Other Non-Operating Income, Net
Other non-operating income was $0.3, $6.9 and $18.6 in fiscal 2023, fiscal 2022 and fiscal 2021, respectively. On December 31, 2020, we acquired a 50% equity interest in Bonnie Plants, LLC in exchange for cash payments of $102.3, forgiveness of our outstanding loan receivable with AFC and surrender of our options to increase our economic interest in the Bonnie Plants business. We recorded a gain of $12.5 during the first quarter of fiscal 2021 to write-up the value of our loan receivable with AFC to its closing date fair value.
Income Tax Expense (Benefit) from Continuing Operations
A reconciliation of the federal corporate income tax rate and the effective tax rate on income from continuing operations before income taxes is summarized below:

	Year Ended September 30,
	2023	2022	2021
Statutory income tax rate	21.0%	21.0%	21.0%
Effect of foreign operations	0.2	(1.6)	(0.2)
State taxes, net of federal benefit	3.2	2.6	3.9
Effect of other permanent differences	(0.8)	2.8	(1.1)
Research and Experimentation and other federal tax credits	0.2	0.2	(0.2)
Effect of tax contingencies	0.1	(1.8)	—
Change in valuation allowances	(8.7)	(0.9)	0.1
Other	1.0	(0.7)	0.1
Effective income tax rate	16.2%	21.6%	23.6%
During fiscal 2023, we recorded a non-cash, pre-tax other-than-temporary impairment charge related to our convertible debt investments of $101.3 in the “Impairment, restructuring and other” line in the Consolidated Statements of Operations. Deferred tax assets related to unrealized losses on convertible debt investments were $33.4 and $25.3 at September 30, 2023 and 2022, respectively. A full valuation allowance has been established against these losses at September 30, 2023 as we do not expect to utilize them prior to their expiration. This discrete item, which is included in the “Change in valuation allowances” line in the table above, decreased the fiscal 2023 effective tax rate because we incurred a net loss during this period.
During fiscal 2022, we recorded non-cash, pre-tax goodwill and intangible asset impairment charges of $668.3 in the “Impairment, restructuring and other” line in the Consolidated Statements of Operations. The tax impact of the impairment charges was a benefit of $148.3, which is net of the impact of non-deductible goodwill of $18.8, for fiscal 2022 and was recorded in the “Income tax expense (benefit) from continuing operations” line in the Consolidated Statements of Operations. The tax impact of non-deductible goodwill was considered a discrete item because we have no remaining non-deductible goodwill. This discrete item, which is included in the “Effect of foreign operations” line in the table above, decreased the fiscal 2022 effective tax rate by approximately 340 bps because we incurred a net loss during the period. Additionally, excess tax benefits related to share-based compensation, which are included in the “Effect of other permanent differences” line in the table above, increased the fiscal 2022 effective tax rate by approximately 260 bps.
Income (Loss) from Continuing Operations
Loss from continuing operations was $(380.1), or $(6.79) per diluted share, in fiscal 2023 compared to $(437.5), or $(7.88) per diluted share, in fiscal 2022. The decrease was driven by lower impairment, restructuring and other charges, and lower SG&A, partially offset by lower net sales, a decrease in gross margin rate, higher equity in loss of unconsolidated affiliates, higher interest expense, lower other non-operating income and lower income tax benefit.

THE SCOTTS MIRACLE-GRO COMPANY
(Dollars in millions, except per share data)
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
Diluted average common shares used in the diluted loss per common share calculation for fiscal 2023 and fiscal 2022 were 56.0 million and 55.5 million, respectively, which excluded potential common shares of 0.4 million and 0.6 million, respectively, because the effect of their inclusion would be anti-dilutive as we incurred a net loss for fiscal 2023 and fiscal 2022. Diluted average common shares used in the diluted income per common share calculation for fiscal 2021 were 57.2 million, which included dilutive potential common shares of 1.5 million.
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
The following table sets forth net sales by segment:

	Year Ended September 30,
	2023	2022	2021
U.S. Consumer	$2,843.7	$2,928.8	$3,197.7
Hawthorne	467.3	716.2	1,424.2
Other	240.3	279.1	303.1
Consolidated	$3,551.3	$3,924.1	$4,925.0
The following table sets forth Segment Profit (Loss) as well as a reconciliation to income (loss) from continuing operations before income taxes, the most directly comparable measure prepared in accordance with U.S. generally accepted accounting principles (“GAAP”):

	Year Ended September 30,
	2023	2022	2021
U.S. Consumer	$454.1	$568.6	$726.7
Hawthorne	(48.1)	(21.1)	163.8
Other	12.4	20.2	42.1
Total Segment Profit (Non-GAAP)	418.4	567.7	932.6
Corporate	(101.6)	(112.4)	(149.7)
Intangible asset amortization	(25.2)	(37.1)	(30.9)
Impairment, restructuring and other	(466.0)	(852.2)	(29.0)
Equity in income (loss) of unconsolidated affiliates	(101.1)	(12.9)	14.4
Interest expense	(178.1)	(118.1)	(78.9)
Other non-operating income, net	0.3	6.9	18.6
Income (loss) from continuing operations before income taxes (GAAP)	$(453.3)	$(558.1)	$677.1
U.S. Consumer
U.S. Consumer segment net sales were $2,843.7 in fiscal 2023, a decrease of 2.9% from fiscal 2022 net sales of $2,928.8. The decrease was driven by lower sales volume of 8.3%, partially offset by increased pricing of 5.4%. The decrease in sales volume for fiscal 2023 was driven by lawn care, plant food and controls products.
U.S. Consumer Segment Profit was $454.1 in fiscal 2023, a decrease of 20.1% from fiscal 2022 Segment Profit of $568.6. The decrease for fiscal 2023 was primarily due to lower net sales and a lower gross margin rate, partially offset by lower SG&A.

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
Hawthorne
Hawthorne segment net sales were $467.3 in fiscal 2023, a decrease of 34.8% from fiscal 2022 net sales of $716.2. The decrease was driven by lower sales volume of 38.1%, partially offset by increased pricing of 2.5% and acquisitions of 0.8%. The decrease in sales volume for fiscal 2023 was driven by growing environments, growing media, hardware, nutrients and lighting products.
Hawthorne Segment Loss was $48.1 in fiscal 2023 compared to fiscal 2022 Segment Loss of $21.1. The increase for fiscal 2023 was driven by lower net sales and a lower gross margin rate, partially offset by lower SG&A.
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
Hawthorne Segment Loss was $21.1 in fiscal 2022 compared to fiscal 2021 Segment Profit of $163.8. The decrease for fiscal 2022 was driven by lower net sales and a lower gross margin rate, partially offset by lower SG&A.
Other
Other segment net sales were $240.3 in fiscal 2023, a decrease of 13.9% from fiscal 2022 net sales of $279.1. The decrease was driven by lower sales volume of 16.0% and unfavorable foreign exchange rates of 4.8%, partially offset by increased pricing of 6.9%.
Other Segment Profit was $12.4 in fiscal 2023, a decrease of 38.6% from fiscal 2022 Segment Profit of $20.2. The decrease was driven by lower net sales and a lower gross margin rate.
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
Corporate
Corporate expenses were $101.6 in fiscal 2023, a decrease of 9.6% from fiscal 2022 expenses of $112.4. The decrease was driven by lower share-based compensation expense due to the recognition of a cumulative adjustment for certain performance-based award units to reflect management’s assessment of a lower probability of achievement of performance goals, and reductions in staffing levels and other cost-reduction initiatives.
Corporate expenses were $112.4 in fiscal 2022, a decrease of 24.9% from fiscal 2021 expenses of $149.7. The decrease was driven by lower short-term variable cash incentive compensation expense, reductions in staffing levels and other cost-reduction initiatives.

THE SCOTTS MIRACLE-GRO COMPANY
(Dollars in millions, except per share data)
Liquidity and Capital Resources
The following table summarizes cash activities for the years ended September 30:

	2023	2022	2021
Net cash provided by (used in) operating activities	$531.0	$(129.0)	$271.5
Net cash used in investing activities	(65.7)	(283.2)	(538.6)
Net cash (used in) provided by financing activities	(520.1)	255.3	494.0
Operating Activities
Cash provided by operating activities totaled $531.0 for fiscal 2023, an increase of $660.0 compared to cash used in operating activities of $129.0 for fiscal 2022. This increase was driven by a reduction in inventory, lower short-term variable cash incentive compensation payouts, higher income tax refunds and lower SG&A, partially offset by lower gross margin, higher interest payments, higher payments associated with restructuring activities and accounts payable timing. Accounts payable timing is driven by the unfavorable impact of extended payment terms with vendors for payments originally due in the final weeks of fiscal 2022 that were paid in the first quarter of fiscal 2023.
Cash used in operating activities totaled $129.0 for fiscal 2022, a decrease of $400.5 compared to cash provided by operating activities of $271.5 for fiscal 2021. This decrease was driven by higher inventory, lower accounts payable, lower net income and higher interest payments, partially offset by lower tax payments and lower short-term variable cash incentive compensation payouts. Higher inventory was driven by higher production, lower sales and higher input costs. Lower accounts payable was driven by the timing of production. Fiscal 2022 was also favorably impacted by extended payment terms with vendors for payments originally due in the final weeks of fiscal 2022 that were paid in the first quarter of fiscal 2023.
The seasonal nature of our North America consumer lawn and garden business generally requires cash to fund significant increases in inventories during the first half of the fiscal year. Receivables and payables also build substantially in our second quarter of the fiscal year in line with the timing of sales to support our retailers’ spring selling season.
Investing Activities
Cash used in investing activities totaled $65.7 for fiscal 2023, a decrease of $217.5 compared to $283.2 for fiscal 2022. Cash used for investments in property, plant and equipment during fiscal 2023 was $92.8, a decrease from fiscal 2022 due to higher spending in the prior period on capital projects to expand network capacity. We also received proceeds of $37.0 during fiscal 2023 related to the payoff of seller financing that we provided in connection with a fiscal 2017 divestiture. In addition, we had other investing cash outflows of $12.4 primarily comprised of cash outflows associated with currency forward contracts.
Cash used in investing activities totaled $283.2 for fiscal 2022, a decrease of $255.4 compared to $538.6 for fiscal 2021. Cash used for investments in property, plant and equipment during fiscal 2022 was $113.5. We also completed the acquisitions of Luxx Lighting, Inc., True Liberty Bags and Cyco during fiscal 2022 in exchange for aggregate cash payments of $237.3, as well as the issuance of 0.1 million Common Shares, a non-cash investing and financing activity, with a fair value of $21.0 based on the share price at the time of payment. In addition, during fiscal 2022, we made payments of $25.0 in connection with a minority non-equity convertible debt investment in RIV Capital, received proceeds from the sale of long-lived assets of $63.3 and received $29.3 associated with currency forward contracts.
For the three fiscal years ended September 30, 2023, we allocated our capital spending as follows: 64% for maintenance of existing productive assets; 20% for cost savings projects, focused primarily on supply chain and information technology, and 16% for innovation and expansion. We expect fiscal 2024 capital expenditures to be generally consistent with our recent capital spending amounts and allocations.
Financing Activities
Cash used in financing activities totaled $520.1 for fiscal 2023 compared to cash provided by financing activities of $255.3 for fiscal 2022. During fiscal 2023, we had net debt repayments of $353.6, paid dividends of $149.1, paid financing and issuance fees of $6.4 and repurchased Common Shares for $9.3 (which includes cash paid to tax authorities to satisfy statutory income tax withholding obligations related to share-based compensation). Higher debt repayment and lower Common Share repurchases are driven by our focus on using available cash flow to reduce our debt.
Cash provided by financing activities totaled $255.3 in fiscal 2022 compared to $494.0 in fiscal 2021. During fiscal 2022, we had net borrowings of $680.1 and paid financing and issuance fees of $9.6. We also repurchased Common Shares for $257.9 and paid dividends of $166.2 during fiscal 2022.

THE SCOTTS MIRACLE-GRO COMPANY
(Dollars in millions, except per share data)
Accounts Receivable Sales
On October 27, 2023, we entered into an agreement under which we may sell up to $600.0 of a portfolio of available and eligible outstanding customer accounts receivable generated by sales to four specified customers. The agreement is uncommitted and has an initial term that expires October 25, 2024, unless earlier terminated by the purchaser.
Supplier Finance Program
We have an agreement to provide a supplier finance program which facilitates participating suppliers’ ability to finance our payment obligations with a designated third-party financial institution. Participating suppliers may, at their sole discretion, elect to finance our payment obligations prior to their scheduled due dates at a discounted price to the participating financial institution. Our obligations to our suppliers, including amounts due and scheduled payment dates, are not impacted by suppliers’ decisions to finance amounts under this arrangement. The payment terms that we negotiate with our suppliers are consistent, regardless of whether a supplier participates in the program. Our current payment terms with a majority of our suppliers generally range from 30 to 60 days, which we deem to be commercially reasonable. Our outstanding payment obligations under our supplier finance program were $18.3 and $8.6 at September 30, 2023 and 2022, respectively, and are recorded within accounts payable in the Consolidated Balance Sheets. The associated payments were $185.3 for fiscal 2023 and are classified as operating activities in the Consolidated Statements of Cash Flows.
Share Repurchases
On February 6, 2020, Scotts Miracle-Gro announced that its Board of Directors authorized the repurchase of up to $750.0 of Common Shares from April 30, 2020 through March 25, 2023. There were no share repurchases under this share repurchase authorization during fiscal 2023 through its expiration on March 25, 2023. During fiscal 2022 and fiscal 2021, Scotts Miracle-Gro repurchased 1.1 million and 0.6 million Common Shares under this share repurchase authorization for $175.0 and $113.1, respectively. Treasury share purchases also include cash paid to tax authorities to satisfy statutory income tax withholding obligations related to share-based compensation of $9.3, $82.9 and $16.3 for fiscal 2023, fiscal 2022 and fiscal 2021, respectively.
Cash and Cash Equivalents
Our cash and cash equivalents were held in cash depository accounts with major financial institutions around the world or invested in high quality, short-term liquid investments having original maturities of three months or less. The cash and cash equivalents balances of $31.9 and $86.8 at September 30, 2023 and 2022, respectively, included $26.6 and $4.2, respectively, held by controlled foreign corporations. As of September 30, 2023, we maintain our assertion of indefinite reinvestment of the earnings of all material foreign subsidiaries.
Borrowing Agreements
Credit Facilities
Our primary sources of liquidity are cash generated by operations and borrowings under our credit facilities, which are guaranteed by substantially all of Scotts Miracle-Gro’s domestic subsidiaries. On July 5, 2018, we entered into a fifth amended and restated credit agreement, which provided us with five-year senior secured loan facilities in the aggregate principal amount of $2,300.0, comprised of a revolving credit facility of $1,500.0 and a term loan in the original principal amount of $800.0.
On April 8, 2022, we entered into the Sixth A&R Credit Agreement, providing the Company and certain of its subsidiaries with five-year senior secured loan facilities in the aggregate principal amount of $2,500.0, comprised of a revolving credit facility of $1,500.0 and a term loan in the original principal amount of $1,000.0 (the “Sixth A&R Credit Facilities”). The Sixth A&R Credit Agreement replaced the fifth amended and restated credit agreement and will terminate on April 8, 2027. The Sixth A&R Credit Facilities are available for the issuance of letters of credit up to $100.0. The terms of the Sixth A&R Credit Agreement include customary representations and warranties, affirmative and negative covenants, financial covenants, and events of default.
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

THE SCOTTS MIRACLE-GRO COMPANY
(Dollars in millions, except per share data)
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
On July 31, 2023, we entered into Amendment No. 2 to the Sixth A&R Credit Agreement. Amendment No. 2 (i) reduces the revolving loan commitments by $250.0; (ii) increases the maximum permitted leverage ratio for the quarterly leverage covenant until the earlier of (a) October 1, 2025 and (b) subject to certain conditions specified in Amendment No. 2, the termination by the Company of such adjustment (such period, the “Leverage Adjustment Period”); (iii) replaces the interest coverage covenant with a fixed charge coverage covenant; (iv) increases the interest rate applicable to borrowings under the revolving credit facility and the term loan facility by 25 bps for each existing pricing tier and adds a pricing tier applicable to periods when the leverage ratio exceeds 6.00; (v) limits the amount of certain incremental investments, loans and advances to $25.0 during the Leverage Adjustment Period; and (vi) adds our intellectual property (subject to certain exceptions) as collateral to secure our obligations under the Sixth A&R Credit Agreement. Additionally, Amendment No. 2 limits our ability to declare or pay any discretionary dividends, distributions or other restricted payments during the Leverage Adjustment Period to only the payment of (i) regularly scheduled cash dividends to holders of our Common Shares in an aggregate amount not to exceed $225.0 per fiscal year and (ii) other dividends, distributions or other restricted payments in an aggregate amount not to exceed $25.0. Amendment No. 2 also subjects our ability to make certain investments to pro forma compliance with certain leverage levels specified in Amendment No. 2. Pursuant to Amendment No. 2, the Sixth A&R Credit Agreement is secured by (i) a perfected first priority security interest in all of the accounts receivable, inventory, equipment and intellectual property (subject to certain exceptions) of Scotts Miracle-Gro and certain of its domestic subsidiaries and (ii) the pledge of all of the capital stock of certain of Scotts Miracle-Gro’s domestic subsidiaries and a portion of the capital stock of certain of its foreign subsidiaries.
At September 30, 2023, we had letters of credit outstanding in the aggregate principal amount of $5.0, and had $1,156.7 of borrowing availability under the Sixth A&R Credit Agreement. The weighted average interest rates on average borrowings under the credit facilities, excluding the impact of interest rate swaps, were 7.6%, 2.8% and 1.9% for fiscal 2023, fiscal 2022 and fiscal 2021, respectively.
The Sixth A&R Credit Agreement contains, among other obligations, an affirmative covenant regarding our leverage ratio determined as of the end of each of our fiscal quarters calculated as average total indebtedness, divided by our earnings before interest, taxes, depreciation and amortization, as adjusted pursuant to the terms of Amendment No. 2 (“Adjusted EBITDA”). Pursuant to Amendment No. 2, the maximum permitted leverage ratio is (i) 7.75 for the fourth quarter of fiscal 2023, (ii) 8.25 for the first quarter of fiscal 2024, (iii) 7.75 for the second quarter of fiscal 2024, (iv) 6.50 for the third quarter of fiscal 2024, (v) 6.00 for the fourth quarter of fiscal 2024, (vi) 5.50 for the first quarter of fiscal 2025, (vii) 5.25 for the second quarter of fiscal 2025, (viii) 5.00 for the third quarter of fiscal 2025, (ix) 4.75 for the fourth quarter of fiscal 2025 and (x) 4.50 for the first quarter of fiscal 2026 and thereafter. Our leverage ratio was 6.57 at September 30, 2023. Pursuant to Amendment No. 2, the Sixth A&R Credit Agreement also contains an affirmative covenant regarding our fixed charge coverage ratio determined as of the end of each of our fiscal quarters, calculated as Adjusted EBITDA minus capital expenditures and expense for taxes paid in cash, divided by the sum of interest expense plus restricted payments, as described in Amendment No. 2. The minimum required fixed charge coverage ratio is (i) 0.75 for the fourth quarter of fiscal 2023 through the third quarter of fiscal 2024 and (ii) 1.00 for the fourth quarter of fiscal 2024 and thereafter. Our fixed charge coverage ratio was 1.56 for the twelve months ended September 30, 2023.
As of September 30, 2023, we were in compliance with all applicable covenants in the agreements governing our debt. Based on our projections of financial performance for the twelve-month period subsequent to the date of the filing of this Form 10-K, we expect to remain in compliance with the financial covenants under the Sixth A&R Credit Agreement. However, our assessment of our ability to meet our future obligations is inherently subjective, judgment-based, and susceptible to change based on future events. A covenant violation may result in an event of default. Such a default would allow the lenders under the Sixth A&R Credit Agreement to accelerate the maturity of the indebtedness thereunder and would also implicate cross-default provisions under the Senior Notes and cause the Senior Notes to become due and payable at that time. As of September 30, 2023, our indebtedness under the Sixth A&R Credit Agreement and Senior Notes was $2,613.3. We do not have sufficient cash on hand or available liquidity that can be utilized to repay these outstanding amounts in the event of default.
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

THE SCOTTS MIRACLE-GRO COMPANY
(Dollars in millions, except per share data)
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
The Senior Notes contain an affirmative covenant regarding our interest coverage ratio determined as of the end of each of our fiscal quarters, calculated as Adjusted EBITDA divided by interest expense excluding costs related to refinancings. The minimum required interest coverage ratio is 2.00. Our interest coverage ratio was 2.81 for the twelve months ended September 30, 2023.
Receivables Facility
We also maintained a Master Repurchase Agreement (including the annexes thereto, the “Repurchase Agreement”) and a Master Framework Agreement, as amended (the “Framework Agreement” and, together with the Repurchase Agreement, the “Receivables Facility”) under which we could sell a portfolio of available and eligible outstanding customer accounts receivable to the purchasers subject to agreeing to repurchase the receivables on a weekly basis. The eligible accounts receivable consisted of accounts receivable generated by sales to three specified customers. The eligible amount of customer accounts receivables which could be sold under the Receivables Facility was $400.0 and the commitment amount during the seasonal commitment period that began on February 24, 2023 and ended on June 16, 2023 was $160.0. The Receivables Facility expired on August 18, 2023.
The sale of receivables under the Receivables Facility was accounted for as short-term debt and we continued to carry the receivables on our Consolidated Balance Sheets, primarily as a result of our requirement to repurchase receivables sold. As of September 30, 2022, there were $75.0 in borrowings on receivables pledged as collateral under the Receivables Facility, and the carrying value of the receivables pledged as collateral was $79.8.

THE SCOTTS MIRACLE-GRO COMPANY
(Dollars in millions, except per share data)
Interest Rate Swap Agreements
We enter into interest rate swap agreements with major financial institutions that effectively convert a portion of our variable rate debt to a fixed rate. Interest payments made between the effective date and expiration date are hedged by the swap agreements. Swap agreements that were hedging interest payments as of September 30, 2023 and 2022 had a maximum total U.S. dollar equivalent notional amount of $600.0 and $800.0, respectively. On October 26, 2023, we executed an interest rate swap agreement with a notional amount that adjusts in accordance with a specified seasonal schedule, and a maximum notional amount of $100.0. This swap agreement has a fixed rate of 4.74%, an effective date of November 20, 2023 and an expiration date of March 22, 2027. The notional amount, effective date, expiration date and rate of each of the swap agreements outstanding at September 30, 2023 are shown in the table below:

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
Financial Disclosures About Guarantors and Issuers of Guaranteed Securities
The 5.250% Senior Notes, 4.500% Senior Notes, 4.000% Senior Notes and 4.375% Senior Notes were issued by Scotts Miracle-Gro on December 15, 2016, October 22, 2019, March 17, 2021 and August 13, 2021, respectively. The Senior Notes are guaranteed by certain consolidated domestic subsidiaries of Scotts Miracle-Gro (collectively, the “Guarantors”) and, therefore, we report summarized financial information in accordance with SEC Regulation S-X, Rule 13-01, “Guarantors and Issuers of Guaranteed Securities Registered or Being Registered.”
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

September 30, 2023
Current assets	$1,212.0
Non-current assets (a)	1,911.2
Current liabilities	683.9
Non-current liabilities	2,833.3
(a)Includes amounts due from Non-Guarantor subsidiaries of $26.2.

Year Ended
September 30, 2023
Net sales	$3,203.3
Gross margin	642.7
Net loss (a)	(333.2)
(a)Includes intercompany expense from Non-Guarantor subsidiaries of $12.1.
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

THE SCOTTS MIRACLE-GRO COMPANY
(Dollars in millions, except per share data)
Contractual Obligations
The following table summarizes our future cash outflows for contractual obligations as of September 30, 2023:

		Payments Due by Period
Contractual Cash Obligations	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
Debt obligations	$2,613.7	$50.4	$100.0	$1,113.3	$1,350.0
Interest expense on debt obligations	688.0	128.9	262.1	167.4	129.6
Finance lease obligations	20.8	2.6	4.6	3.4	10.2
Operating lease obligations	344.8	88.9	128.9	54.2	72.8
Purchase obligations	799.4	349.8	321.9	76.6	51.1
Other, primarily retirement plan obligations	53.4	6.1	10.8	10.8	25.7
Total contractual cash obligations	$4,520.1	$626.7	$828.3	$1,425.7	$1,639.4
We had long-term debt obligations and interest payments due primarily under the 5.250% Senior Notes, 4.500% Senior Notes, 4.000% Senior Notes and 4.375% Senior Notes and our credit facilities. Amounts in the table represent scheduled future maturities of debt principal for the periods indicated.
The interest payments for our credit facilities are based on outstanding borrowings as of September 30, 2023. Actual interest expense will likely be higher due to the seasonality of our business and associated higher average borrowings.
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
Other obligations include actuarially determined retiree benefit payments and pension funding to comply with local funding requirements. Pension funding requirements are based on preliminary estimates using actuarial assumptions determined as of September 30, 2023. These amounts represent expected payments through 2033. Based on the accounting rules for defined benefit pension plans and retirement health care plans, the liabilities reflected in our Consolidated Balance Sheets differ from these expected future payments (see Notes to Consolidated Financial Statements included in this Form 10-K). The above table excludes liabilities for unrecognized tax benefits and insurance accruals as we are unable to estimate the timing of payments for these items.
Non-GAAP Measures
Use of Non-GAAP Measures
To supplement the financial measures prepared in accordance with GAAP, we use non-GAAP financial measures. The reconciliations of these non-GAAP financial measures to the most directly comparable financial measures calculated and presented in accordance with GAAP are shown in the following tables. These non-GAAP financial measures should not be considered in isolation from, or as a substitute for or superior to, financial measures reported in accordance with GAAP. Moreover, these non-GAAP financial measures have limitations in that they do not reflect all the items associated with the operations of the business as determined in accordance with GAAP. Other companies may calculate similarly titled non-GAAP financial measures differently than us, limiting the usefulness of those measures for comparative purposes.
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

THE SCOTTS MIRACLE-GRO COMPANY
(Dollars in millions, except per share data)
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
•Adjusted diluted net income (loss) per common share from continuing operations: Diluted net income (loss) per common share from continuing operations excluding impairment, restructuring and other charges / recoveries, costs related to refinancing and certain other non-operating income / expense items, each net of tax.
•Adjusted EBITDA: Net income (loss) before interest, taxes, depreciation and amortization as well as certain other items such as the impact of the cumulative effect of changes in accounting, costs associated with debt refinancing and other non-recurring or non-cash items affecting net income (loss). A form of Adjusted EBITDA is used in agreements governing the Company’s outstanding indebtedness for debt covenant compliance purposes. Adjusted EBITDA as used in those agreements includes additional adjustments to the Adjusted EBITDA presented in the reconciliations below which may decrease or increase Adjusted EBITDA for purposes of the Company’s financial covenants.
•Free cash flow: Net cash provided by (used in) operating activities reduced by investments in property, plant and equipment.

THE SCOTTS MIRACLE-GRO COMPANY
(Dollars in millions, except per share data)
Reconciliations of the non-GAAP financial measures to the most directly comparable GAAP financial measures are presented in the following table:

	Year Ended September 30,
	2023	2022	2021
Income (loss) from operations (GAAP)	$(174.4)	$(434.0)	$723.0
Impairment, restructuring and other charges	466.0	852.2	29.0
Adjusted income from operations (Non-GAAP)	$291.7	$418.2	$752.1
Net income (loss) attributable to controlling interest (GAAP)	$(380.1)	$(437.5)	$512.5
Loss from discontinued operations, net of tax	—	—	3.9
Impairment, restructuring and other charges	466.0	852.2	29.0
Equity in loss of unconsolidated affiliates	94.7	—	—
Other non-operating income, net	—	—	(12.6)
Adjustment to income tax expense (benefit) from continuing operations	(112.5)	(184.7)	(5.1)
Adjusted net income attributable to controlling interest from continuing operations (Non-GAAP)	$68.1	$230.0	$527.7
Diluted net income (loss) per common share from continuing operations (GAAP)	$(6.79)	$(7.88)	$9.03
Impairment, restructuring and other charges	8.26	15.19	0.51
Equity in loss of unconsolidated affiliates	1.68	—	—
Other non-operating income, net	—	—	(0.22)
Adjustment to income tax expense (benefit) from continuing operations	(1.99)	(3.29)	(0.09)
Adjusted diluted net income per common share from continuing operations (Non-GAAP)	$1.21	$4.10	$9.23
Net cash provided by (used in) operating activities (GAAP)	$531.0	$(129.0)	$271.5
Investments in property, plant and equipment	(92.8)	(113.5)	(106.9)
Free cash flow (Non-GAAP)	$438.2	$(242.5)	$164.6
The sum of the components may not equal the total due to rounding.

Due to the GAAP net loss for fiscal 2023 and fiscal 2022, diluted average common shares used in the GAAP diluted loss per common share calculation for fiscal 2023 and fiscal 2022 were 56.0 million and 55.5 million, respectively, which excluded potential common shares of 0.4 million and 0.6 million, respectively, because the effect of their inclusion would be anti-dilutive. Diluted average common shares used in the fiscal 2023 non-GAAP adjusted diluted income per common share calculation, and the calculation of the fiscal 2023 earnings per share impact from the GAAP to non-GAAP reconciling items, were 56.4 million, which included dilutive potential common shares of 0.4 million. Diluted average common shares used in the fiscal 2022 non-GAAP adjusted diluted income per common share calculation, and the calculation of the fiscal 2022 earnings per share impact from the GAAP to non-GAAP reconciling items, were 56.1 million, which included dilutive potential common shares of 0.6 million. Diluted average common shares used in the GAAP and non-GAAP diluted income per common share calculation were 57.2 million for fiscal 2021, which included dilutive potential common shares of 1.5 million.
We view our credit facility as material to our ability to fund operations, particularly in light of our seasonality. Refer to “ITEM 1A. RISK FACTORS — Risks Related to Our M&A, Lending and Financing Activities — Our indebtedness could limit our flexibility and adversely affect our financial condition” of this Form 10-K for a more complete discussion of the risks associated with our debt and our credit facility and the restrictive covenants therein. Our ability to generate cash flows sufficient to cover our debt service costs is essential to our ability to maintain our borrowing capacity. We believe that Adjusted EBITDA provides additional information for determining our ability to meet debt service requirements. Refer to “ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — Liquidity and Capital Resources — Borrowing Agreements” of this Form 10-K for more information regarding our credit facility.
Beginning in fiscal 2022, equity in income / loss of unconsolidated affiliates is excluded from the calculation of non-GAAP Adjusted EBITDA. This exclusion is consistent with the calculation of that measure as required by the Company’s borrowing arrangements. This change was first reflected in the calculation of Adjusted EBITDA for fiscal 2022. The fiscal 2021 amounts have not been reclassified to conform to the revised calculation.

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
A reconciliation of net income to Adjusted EBITDA is as follows:

	Year Ended September 30,
	2023	2022	2021
Net income (loss) (GAAP)	$(380.1)	$(437.5)	$513.4
Income tax expense (benefit) from continuing operations	(73.2)	(120.6)	159.8
Income tax benefit from discontinued operations	—	—	(8.4)
Loss on contingent consideration from discontinued operations	—	—	12.2
Interest expense	178.1	118.1	78.9
Depreciation	67.3	68.1	62.9
Amortization	25.2	37.1	30.9
Impairment, restructuring and other charges from continuing operations	466.0	852.2	29.0
Equity in loss of unconsolidated affiliates	101.1	12.9	—
Other non-operating income, net	—	—	(12.6)
Interest income	(6.4)	(6.7)	(4.1)
Share-based compensation expense	68.9	34.3	40.6
Adjusted EBITDA (Non-GAAP)	$446.9	$557.9	$902.6

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

THE SCOTTS MIRACLE-GRO COMPANY
(Dollars in millions, except per share data)
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
Income Taxes
Our annual effective tax rate is established based on our pre-tax income (loss), statutory tax rates and the tax impacts of items treated differently for tax purposes than for financial reporting purposes. We record income tax liabilities utilizing known obligations and estimates of potential obligations. A deferred tax asset or liability is recognized whenever there are future tax effects from existing temporary differences and operating loss and tax credit carryforwards. Valuation allowances are used to reduce deferred tax assets to the balances that are more likely than not to be realized. In determining whether a valuation allowance is warranted, we take into account many factors, including the specific tax jurisdiction, both historical and projected future earnings, carryback and carryforward periods and tax planning strategies. Many of the judgments made in adjusting valuation allowances involve assumptions and estimates that are highly subjective. When we determine that deferred tax assets could be realized in greater or lesser amounts than recorded, the asset balance and Consolidated Statements of Operations reflect the change in the period such determination is made. Due to changes in facts and circumstances and the estimates and judgments involved in determining the proper valuation allowances, differences between actual future events and prior estimates and judgments could result in adjustments to these valuation allowances. During fiscal 2023, we recognized a non-cash, pre-tax other-than-temporary impairment charge related to our convertible debt investments of $101.3 in the “Impairment, restructuring and other” line in the Consolidated Statements of Operations. Deferred tax assets related to unrealized losses on convertible debt investments were $33.4 and $25.3 at September 30, 2023 and 2022, respectively. A full valuation allowance has been established against these losses at September 30, 2023 as we do not expect to utilize them prior to their expiration.
We also establish a liability for tax return positions in which there is uncertainty as to whether or not the position will ultimately be sustained. These uncertain tax positions are adjusted as a result of changes in factors such as tax legislation, interpretations of laws by courts, rulings by tax authorities, new audit developments, changes in estimates and the expiration of the statute of limitations. Amounts for uncertain tax positions are adjusted in quarters when new information becomes available or when positions are effectively settled. Many of the judgments made in adjusting uncertain tax positions involve assumptions and estimates regarding audit outcomes and the timing of audit settlements, which are often uncertain and subject to change.
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

THE SCOTTS MIRACLE-GRO COMPANY
(Dollars in millions, except per share data)
Fair value estimates employed in our annual impairment review of indefinite-lived intangible assets and goodwill were determined using models involving several assumptions. Changes in our assumptions could materially impact our fair value estimates. Assumptions critical to our fair value estimates were: (i) discount rates; (ii) royalty rates used in our intangible asset valuations; (iii) projected future revenues and profitability; and (iv) projected long-term growth rates used in the derivation of terminal year values. These and other assumptions are impacted by economic conditions and expectations of management and may change in the future based on period specific facts and circumstances. While we believe the assumptions we used to estimate future cash flows are reasonable, there can be no assurance that the expected future cash flows will be realized. As a result, impairment charges that possibly would have been recognized in earlier periods may not be recognized until later periods if actual results deviate unfavorably from earlier estimates. The use of different assumptions would increase or decrease discounted cash flows or earnings projections and, therefore, could change impairment determinations.
We performed annual goodwill impairment testing as of the first day of our fourth quarter of fiscal 2023. This test resulted in a non-cash, pre-tax goodwill impairment charge of $10.3 related to our Other segment, which was recorded during the fourth quarter of fiscal 2023 in the “Impairment, restructuring and other” line in the Consolidated Statements of Operations. The impairment was driven by revisions to our internal forecasts in response to decreased sales volume and inflationary cost pressures. The carrying value of goodwill of our Other segment reporting unit, after recognizing the impairment, is zero. The estimated fair value of our Other segment reporting unit was based upon an equal weighting of the income-based and market-based approaches, utilizing estimated cash flows and a terminal value, discounted at a rate of return that reflects the relative risk of the cash flows, as well as valuation multiples derived from comparable publicly traded companies that are applied to operating performance of the reporting unit. The fair value estimate utilizes significant unobservable inputs and thus represents a Level 3 fair value measurement. While we consider our assumptions to be reasonable and appropriate, they are complex and subjective. Refer to “NOTE 5. GOODWILL AND INTANGIBLE ASSETS, NET” for more information.
During fiscal 2022, our Hawthorne reporting unit experienced adverse financial results due to decreased sales volume and higher transportation and warehousing costs. Sales volume decreased due to an oversupply of cannabis, which significantly decreased cannabis wholesale prices and indoor and outdoor cannabis cultivation. As a result, we revised our internal forecasts relating to our Hawthorne reporting unit. We concluded that the changes in circumstances in this reporting unit and the decline in the Company’s market capitalization triggered the need for an interim impairment review of its goodwill during the third quarter of fiscal 2022. We elected to bypass the qualitative assessment and perform quantitative interim goodwill impairment testing for our Hawthorne reporting unit. We updated our assumptions from prior periods to include the longer duration and increased significance of lower sales volumes and cost increases. This quantitative test resulted in a non-cash, pre-tax goodwill impairment charge of $522.4 related to our Hawthorne reporting unit, which was recorded during the third quarter of fiscal 2022 in the “Impairment, restructuring and other” line in the Consolidated Statements of Operations. The carrying value of goodwill of our Hawthorne reporting unit, after recognizing the impairment, is zero. The estimated fair value of our Hawthorne reporting unit was based upon an equal weighting of the income-based and market-based approaches, utilizing estimated cash flows and a terminal value, discounted at a rate of return that reflects the relative risk of the cash flows, as well as valuation multiples derived from comparable publicly traded companies that are applied to operating performance of the reporting unit. The fair value estimate utilizes significant unobservable inputs and, therefore, represents a Level 3 fair value measurement. While we consider our assumptions to be reasonable and appropriate, they are complex and subjective. Refer to “NOTE 5. GOODWILL AND INTANGIBLE ASSETS, NET” for more information.
At September 30, 2023, goodwill totaled $243.9, all of which was associated with our U.S. Consumer segment. Based on the results of the annual quantitative evaluation for fiscal 2023, the fair value of our U.S. Consumer segment reporting unit exceeded its carrying value by 182%. A 100 basis point change in the discount rate would not have resulted in an impairment for this reporting unit.
At September 30, 2023, indefinite-lived intangible assets consisted of trade names of $168.2 and the Roundup® marketing agreement amendment of $155.7, all of which were associated with our U.S. Consumer segment. Based on the results of the annual quantitative evaluation for fiscal 2023, the fair values of our indefinite-lived intangible assets exceeded their respective carrying values in a range of 14% to over 1,200%. A 100 basis point change in the discount rate would not have resulted in an impairment of any of our indefinite-lived intangible assets.
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

THE SCOTTS MIRACLE-GRO COMPANY
(Dollars in millions, except per share data)
ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
As part of our ongoing business, we are exposed to certain market risks, including fluctuations in interest rates, foreign currency exchange rates and commodity prices. Financial derivatives and other instruments are used to manage these risks. These instruments are not used for speculative purposes.
Interest Rate Risk
The following table summarizes information about our debt instruments and derivative financial instruments that are sensitive to changes in interest rates as of September 30, 2023 and 2022. For debt instruments, the table presents principal cash flows and related weighted-average interest rates by expected maturity dates. For interest rate swap agreements, the table presents expected cash flows based on notional amounts and weighted-average interest rates by contractual maturity dates. We have outstanding interest rate swap agreements with major financial institutions that effectively convert a portion of the Company’s variable-rate debt to a fixed rate. The swap agreements had a maximum total U.S. dollar equivalent notional amount of $600.0 and $800.0 at September 30, 2023 and 2022, respectively. Weighted-average variable rates are based on rates in effect at September 30, 2023 and 2022. Assuming average unhedged variable interest rate borrowing levels during fiscal 2023 of $1,200.0, a change in our variable interest rate of 100 basis points for a full twelve-month period would have an impact of $12.0 on interest expense.

	Expected Maturity Date						Total	Fair Value
2023	2024	2025	2026	2027	2028	After
Long-term debt:
Fixed rate debt	$—	$—	$—	$250.0	$—	$1,350.0	$1,600.0	$1,283.9
Average rate	—	—	—	5.3%	—	4.3%	4.4%	—
Variable rate debt	$50.0	$50.0	$50.0	$863.3	$—	$—	$1,013.3	$1,013.3
Average rate	8.2%	8.2%	8.2%	8.1%	—	—	8.1%	—
Interest rate derivatives:
Interest rate swaps	$13.1	$9.3	$7.5	$1.5	$—	$—	$31.4	$31.4
Average rate	1.6%	2.1%	2.3%	3.4%	—	—	2.1%	—

	Expected Maturity Date						Total	Fair Value
2022	2023	2024	2025	2026	2027	After
Long-term debt:
Fixed rate debt	$—	$—	$—	$—	$250.0	$1,350.0	$1,600.0	$1,190.3
Average rate	—	—	—	—	5.3%	4.3%	4.4%	—
Variable rate debt	$125.0	$50.0	$50.0	$50.0	$1,075.5	$—	$1,350.5	$1,350.5
Average rate	4.6%	5.4%	5.4%	5.4%	5.3%	—	5.2%	—
Interest rate derivatives:
Interest rate swaps	$12.5	$8.4	$5.8	$4.3	$—	$—	$31.0	$31.0
Average rate	1.2%	0.8%	0.9%	0.9%	—	—	1.0%	—

Excluded from the information provided above are miscellaneous debt instruments of $0.4 and $12.7 and finance lease obligations of $16.9 and $28.9 at September 30, 2023 and 2022, respectively.
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

THE SCOTTS MIRACLE-GRO COMPANY
(Dollars in millions, except per share data)
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
Attestation Report of Independent Registered Public Accounting Firm
The “Report of Independent Registered Public Accounting Firm” required by Item 308(b) of SEC Regulation S-K is included on page 58 of this Form 10-K.
Changes in Internal Control Over Financial Reporting
No changes in the Registrant’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) occurred during the Registrant’s fiscal quarter ended September 30, 2023, that have materially affected, or are reasonably likely to materially affect, the Registrant’s internal control over financial reporting.

ITEM 9B.    OTHER INFORMATION
Insider Trading Arrangements
On August 16, 2023, Denise Stump, the Company’s former Executive Vice President, Global Human Resources and Chief Ethics Officer, adopted a Rule 10b5-1 plan providing for the sale of up to 19,974 Common Shares. Pursuant to this plan, Ms. Stump may sell Common Shares beginning December 1, 2023 and ending March 28, 2024 if certain price targets are met. The trading arrangement is intended to satisfy the affirmative defense of Rule 10b5-1(c).
On September 5, 2023, the Hagedorn Partnership, L.P., on behalf of Katherine Littlefield, a member of our board of directors, adopted a Rule 10b5-1 plan providing for the sale of up to 36,667 Common Shares. Pursuant to this plan, the Hagedorn Partnership, L.P. may sell Common Shares beginning December 4, 2023 and ending December 4, 2024 if certain price targets are met. The trading arrangement is intended to satisfy the affirmative defense of Rule 10b5-1(c).

ITEM 9C.    DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS
Not Applicable.

PART III

ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Directors, Executive Officers and Persons Nominated or Chosen to Become Directors or Executive Officers
The information required by Item 401 of SEC Regulation S-K concerning the directors of Scotts Miracle-Gro and the nominees for election or re-election as directors of Scotts Miracle-Gro at its Annual Meeting of Shareholders to be held on January 22, 2024 (the “2024 Annual Meeting”) is incorporated herein by reference from the disclosure which will be included under the caption “PROPOSAL NUMBER 1 — ELECTION OF DIRECTORS” in Scotts Miracle-Gro’s definitive Proxy Statement relating to the 2024 Annual Meeting (the “Proxy Statement”), which will be filed pursuant to SEC Regulation 14A not later than 120 days after the end of Scotts Miracle-Gro’s fiscal year ended September 30, 2023.
The information required by Item 401 of SEC Regulation S-K concerning the executive officers of Scotts Miracle-Gro is incorporated herein by reference from the disclosure included under the caption “SUPPLEMENTAL ITEM. EXECUTIVE OFFICERS OF THE REGISTRANT” in Part I of this Form 10-K.
Compliance with Section 16(a) of the Securities Exchange Act of 1934
The information required by Item 405 of SEC Regulation S-K is incorporated herein by reference from the disclosure which will be included under the caption “DELINQUENT 16(a) REPORTS” in its Proxy Statement.
Procedures for Recommending Director Nominees
Information concerning the procedures by which shareholders of Scotts Miracle-Gro may recommend nominees to Scotts Miracle-Gro’s Board of Directors is incorporated herein by reference from the disclosures which will be included under the captions “CORPORATE GOVERNANCE — Nominations of Directors” and “MEETINGS AND COMMITTEES OF THE BOARD — Committees of the Board — Nominating and Governance Committee” in the Proxy Statement. These procedures have not materially changed from those described in Scotts Miracle-Gro’s definitive Proxy Statement for the 2023 Annual Meeting of Shareholders held on January 23, 2023.
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
(b) EXHIBITS
The exhibits listed on the “Index to Exhibits” beginning on page 110 of this Form 10-K are filed or furnished with this Form 10-K or incorporated herein by reference as noted in the “Index to Exhibits.”
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
James Hagedorn, Chief Executive Officer, President and Chairman of the Board

Dated: November 22, 2023
Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ MATTHEW E. GARTH	Chief Financial Officer, Executive Vice President and Chief Administrative Officer	November 22, 2023
Matthew E. Garth	(Principal Financial Officer and Principal Accounting Officer)

/s/ JAMES HAGEDORN	Chief Executive Officer, President, Chairman of the Board and Director	November 22, 2023
James Hagedorn	(Principal Executive Officer)

/s/ EDITH AVILES*	Director	November 22, 2023
Edith Aviles

/s/ DAVID C. EVANS*	Director	November 22, 2023
David C. Evans

/s/ ADAM HANFT*	Director	November 22, 2023
Adam Hanft

/s/ STEPHEN L. JOHNSON*	Director	November 22, 2023
Stephen L. Johnson

/s/ THOMAS N. KELLY JR.*	Director	November 22, 2023
Thomas N. Kelly Jr.

/s/ MARK D. KINGDON*	Director	November 22, 2023
Mark D. Kingdon

/s/ KATHERINE HAGEDORN LITTLEFIELD*	Director	November 22, 2023
Katherine Hagedorn Littlefield

Signature	Title	Date

/s/ NANCY G. MISTRETTA*	Director	November 22, 2023
Nancy G. Mistretta

/s/ BRIAN E. SANDOVAL*	Director	November 22, 2023
Brian E. Sandoval

/s/ PETER E. SHUMLIN*	Director	November 22, 2023
Peter E. Shumlin

/s/ JOHN R. VINES*	Director	November 22, 2023
John R. Vines

*
The undersigned, by signing his name hereto, does hereby sign this Report on behalf of each of the directors of the Registrant identified above pursuant to Powers of Attorney executed by the directors identified above, which Powers of Attorney are filed with this Report as exhibits.

By:	/s/ MATTHEW E. GARTH
Matthew E. Garth, Attorney-in-Fact

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
Management, with the participation of our principal executive officer and principal financial officer, assessed the effectiveness of our internal control over financial reporting as of September 30, 2023, the end of our fiscal year. Management based its assessment on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Management’s assessment included evaluation of such elements as the design and operating effectiveness of key financial reporting controls, process documentation, accounting policies and our overall control environment. This assessment is supported by testing and monitoring performed under the direction of management.
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
Based on our assessment, management has concluded that our internal control over financial reporting was effective as of September 30, 2023, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with accounting principles generally accepted in the United States of America. We reviewed the results of management’s assessment with the Audit Committee of the Board of Directors of The Scotts Miracle-Gro Company.
Our independent registered public accounting firm, Deloitte & Touche LLP, independently audited our internal control over financial reporting as of September 30, 2023 and has issued their attestation report which appears herein.

/s/ JAMES HAGEDORN		/s/ MATTHEW E. GARTH
James Hagedorn		Matthew E. Garth
Chief Executive Officer, President and Chairman of the Board		Executive Vice President, Chief Financial Officer and Chief Administrative Officer

Dated:	November 22, 2023	Dated:	November 22, 2023

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the shareholders and the Board of Directors of
The Scotts Miracle-Gro Company

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of The Scotts Miracle‐Gro Company and subsidiaries (the “Company”) as of September 30, 2023 and 2022, the related consolidated statements of operations, comprehensive income (loss), shareholders’ equity (deficit), and cash flows, for each of the three years in the period ended September 30, 2023, and the related notes and the schedules listed in the Index at Item 15 (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of September 30, 2023 and 2022, and the results of its operations and its cash flows for each of the three years in the period ended September 30, 2023, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of September 30, 2023, based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated November 22, 2023, expressed an unqualified opinion on the Company’s internal control over financial reporting.

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

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current-period audit of the financial statements that were communicated or required to be communicated to the audit committee and that (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing a separate opinion on the critical audit matters or on the accounts or disclosures to which they relate.

Intangible Asset Impairment — Hawthorne Asset Group — Refer to Notes 1, 4, and 5 to the financial statements.

Critical Audit Matter Description

The Company’s consolidated tradename finite-lived intangible assets were $61.7 million and the customer relationships finite-lived intangible assets were $35.4 million as of September 30, 2023. Finite-lived intangible assets are tested for impairment if events or circumstances indicate that the assets might be impaired. The Company’s impairment evaluation of its Hawthorne asset group’s tradename finite-lived intangible assets, and customer relationships finite-lived intangible assets involves the comparison of the fair value of the intangible asset to its carrying value. For the Hawthorne tradename and customer relationships intangible assets the Company determines fair value using an income approach. The Company used a relief from royalty method for the Hawthorne tradename intangible assets’ fair values and a multi-period excess earnings method to estimate the fair values for the Hawthorne customer relationships intangible assets.

During the year, management recorded a $117.7 million impairment charge related to the Hawthorne tradename and customer relationships intangible assets.

Given the significant estimates and assumptions management makes to estimate the fair value of the Hawthorne asset group’s finite-lived tradenames and customer relationships and the sensitivity of Hawthorne’s operations to changes in the U.S. retail hydroponic market, performing audit procedures to evaluate the reasonableness of management’s estimates and assumptions with respect to the revenue growth rates, royalty rates, and the selection of appropriate discount rates for Hawthorne, required a high degree of auditor judgment and an increased extent of effort, including the need to involve our fair value specialists.

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures with respect to revenue growth rates, royalty rates, and the selection of appropriate discount rates for Hawthorne included the following, among others:

•We tested the effectiveness of controls over management’s intangible asset impairment evaluations, including those over the determination of the fair value of the Hawthorne finite-lived intangible assets, such as controls related to the revenue growth rates, royalty rates, and the selection of appropriate discount rates.

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

•We considered the impact of changes in the regulatory environment and market conditions on management’s forecasts of the revenue growth rates.

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

Investment in Unconsolidated Affiliates — Refer to Notes 1 and 9 to the financial statements.

Critical Audit Matter Description

The Company’s investment interest in Bonnie Plants, LLC is recorded in the “Investment in unconsolidated affiliates” line in the Consolidated Balance Sheets. During 2023, the Company recorded a non-cash, pre-tax impairment charge of $94.7 million associated with its investment in the “Equity in (income) loss of unconsolidated affiliates” line in the Consolidated Statements of Operations. The impairment was driven by revisions to the Company’s internal forecasts in response to decreased sales volume and inflationary cost pressures. The estimated fair value of the investment was based upon an equal weighting of the income-based and market-based approaches, utilizing estimated cash flows and a terminal value, discounted at a rate of return that reflects the relative risk of the cash flows, as well as valuation multiples derived from comparable publicly traded companies that are applied to operating performance of the investment. The fair value estimate utilizes significant unobservable inputs and thus represents a Level 3 fair value measurement.

Evaluating the indicators of potential other-than-temporary impairment and calculating such impairment involves significant and complex management judgment. Therefore, a high degree of auditor judgment and an increased extent of effort was required when performing audit procedures to evaluate the appropriateness of management’s assumptions and the conclusions reached around whether these impairment indicators result in an other-than-temporary impairment.

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures related to management’s assessment of identified impairment indicators and the conclusions reached around whether these impairment indicators result in an other-than-temporary impairment included the following, among others:

•We tested the effectiveness of controls over management’s other-than-temporary impairment evaluations of the Bonnie Plants, LLC equity investment, including those over the determination of various critical assumptions used to determine the fair value of the investment, such as the controls related to the development of revenue and long-term growth rates and the selection of an appropriate discount rate.

•We evaluated management's impairment analysis by assessing whether certain indicators were present and whether those indicators implied an other-than-temporary loss of value. These procedures included but were not limited to:

•We evaluated the reasonableness of the estimated future cash flows by comparing such estimated cash flows to historical results and other current and forecasted market specific data.

•With the assistance of our fair value specialists, we evaluated the discount rate and revenue valuation multiples selected by testing the source information for each of the relevant assumptions. This included evaluating the reasonableness of the long-term growth rate, including testing the source information underlying the determination of the long-term growth rate, testing the mathematical accuracy of the calculation, and developing a range of independent estimates and comparing those to the long-term growth rate selected by management.

•We tested the mathematical accuracy of the discounted cash flows analysis and the resulting estimated fair value of the equity investment.

•We performed inquiries with relevant members of management to obtain an understanding of their current and expected performance for the investment, including, their understanding of any operational and strategic changes.

•We evaluated the length of time the investment has incurred losses.

•We evaluated the investment’s performance relative to its peers and to the economy by performing a comparison to peer company results and macro-economic trends.

•We tested the mathematical accuracy of the impairment as the excess of the investment’s carrying value over its estimated fair value.

/s/ DELOITTE & TOUCHE LLP

Columbus, Ohio
November 22, 2023
We have served as the Company’s auditor since 2005.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the shareholders and the Board of Directors of The Scotts Miracle-Gro Company

Opinion on Internal Control over Financial Reporting

We have audited the internal control over financial reporting of The Scotts Miracle-Gro Company and subsidiaries (the “Company”) as of September 30, 2023, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of September 30, 2023, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended September 30, 2023, of the Company and our report dated November 22, 2023, expressed an unqualified opinion on those financial statements.

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

/s/ DELOITTE & TOUCHE LLP

Columbus, Ohio
November 22, 2023

THE SCOTTS MIRACLE-GRO COMPANY
Consolidated Statements of Operations
(In millions, except per share data)

	Year Ended September 30,
	2023	2022	2021
Net sales	$3,551.3	$3,924.1	$4,925.0
Cost of sales	2,708.3	2,891.1	3,431.3
Cost of sales—impairment, restructuring and other	185.7	160.1	24.7
Gross margin	657.3	872.9	1,469.0
Operating expenses:
Selling, general and administrative	551.3	613.0	743.5
Impairment, restructuring and other	280.5	693.1	4.3
Other (income) expense, net	(0.1)	0.8	(1.8)
Income (loss) from operations	(174.4)	(434.0)	723.0
Equity in (income) loss of unconsolidated affiliates	101.1	12.9	(14.4)
Interest expense	178.1	118.1	78.9
Other non-operating income, net	(0.3)	(6.9)	(18.6)
Income (loss) from continuing operations before income taxes	(453.3)	(558.1)	677.1
Income tax expense (benefit) from continuing operations	(73.2)	(120.6)	159.8
Income (loss) from continuing operations	(380.1)	(437.5)	517.3
Loss from discontinued operations, net of tax	—	—	(3.9)
Net income (loss)	$(380.1)	$(437.5)	$513.4
Net income attributable to noncontrolling interest	—	—	(0.9)
Net income (loss) attributable to controlling interest	$(380.1)	$(437.5)	$512.5

Basic income (loss) per common share:
Income (loss) from continuing operations	$(6.79)	$(7.88)	$9.27
Loss from discontinued operations	—	—	(0.07)
Basic net income (loss) per common share	$(6.79)	$(7.88)	$9.20
Diluted income (loss) per common share:
Income (loss) from continuing operations	$(6.79)	$(7.88)	$9.03
Loss from discontinued operations	—	—	(0.07)
Diluted net income (loss) per common share	$(6.79)	$(7.88)	$8.96

See Notes to Consolidated Financial Statements.

THE SCOTTS MIRACLE-GRO COMPANY
Consolidated Statements of Comprehensive Income (Loss)
(In millions)

	Year Ended September 30,
	2023	2022	2021
Net income (loss)	$(380.1)	$(437.5)	$513.4
Other comprehensive income (loss):
Net foreign currency translation adjustment	7.0	(27.2)	4.5
Net unrealized gain (loss) on derivative instruments, net of tax	4.2	29.9	19.8
Reclassification of net unrealized (gain) loss on derivative instruments to net income (loss), net of tax	(17.4)	(6.8)	5.4
Net unrealized loss on securities, net of tax	(34.9)	(77.4)	(2.3)
Reclassification of net unrealized loss on securities to net income (loss), net of tax	76.0	—	—
Net unrealized gain (loss) in pension and other post-retirement benefits, net of tax	(1.8)	(5.4)	5.1
Pension and other post-retirement benefit adjustments, net of tax	(1.3)	8.7	0.3
Total other comprehensive income (loss)	31.8	(78.2)	32.8
Comprehensive income (loss)	(348.3)	(515.7)	546.2
Comprehensive income attributable to noncontrolling interest	—	—	(0.9)
Comprehensive income (loss) attributable to controlling interest	$(348.3)	$(515.7)	$545.3

See Notes to Consolidated Financial Statements.

THE SCOTTS MIRACLE-GRO COMPANY
Consolidated Statements of Cash Flows
(In millions)

	Year Ended September 30,
	2023	2022	2021
OPERATING ACTIVITIES
Net income (loss)	$(380.1)	$(437.5)	$513.4
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Impairment, restructuring and other	288.6	666.8	—
Share-based compensation expense	68.9	34.3	40.6
Depreciation	67.3	68.1	62.9
Amortization	25.2	37.1	30.9
Deferred taxes	(58.7)	(182.8)	22.5
Equity in (income) loss of unconsolidated affiliates, net of distributions	101.1	12.9	(2.6)
Other, net	1.3	1.1	(10.8)
Changes in assets and liabilities, net of acquisitions:
Accounts receivable	77.7	102.8	15.5
Inventories	450.5	(203.8)	(496.5)
Prepaid and other current assets	18.6	(3.3)	(76.5)
Accounts payable	(153.6)	(171.2)	202.5
Other current liabilities	52.0	(68.4)	(21.6)
Other non-current items	(30.7)	20.1	(10.1)
Other, net	2.9	(5.2)	1.3
Net cash provided by (used in) operating activities	531.0	(129.0)	271.5
INVESTING ACTIVITIES
Proceeds from sale of long-lived assets	2.5	63.3	0.2
Investments in property, plant and equipment	(92.8)	(113.5)	(106.9)
Proceeds from loans receivable	37.0	—	—
Investments in unconsolidated affiliates	—	—	(102.3)
Payment for acquisitions, net of cash acquired	—	(237.3)	(127.8)
Purchase of convertible debt investments	—	(25.0)	(193.1)
Other investing, net	(12.4)	29.3	(8.7)
Net cash used in investing activities	(65.7)	(283.2)	(538.6)
FINANCING ACTIVITIES
Borrowings under revolving and bank lines of credit and term loans	1,336.2	3,617.4	1,243.2
Repayments under revolving and bank lines of credit and term loans	(1,689.8)	(2,937.3)	(1,361.5)
Proceeds from issuance of 4.000% Senior Notes	—	—	500.0
Proceeds from issuance of 4.375% Senior Notes	—	—	400.0
Financing and issuance fees	(6.4)	(9.6)	(13.1)
Dividends paid	(149.1)	(166.2)	(143.0)
Purchase of Common Shares	(9.3)	(257.9)	(129.3)
Cash received from exercise of stock options	2.3	3.3	15.2
Acquisition of noncontrolling interests	—	—	(17.5)
Other financing, net	(4.0)	5.6	—
Net cash (used in) provided by financing activities	(520.1)	255.3	494.0
Effect of exchange rate changes on cash	(0.1)	(0.4)	0.6
Net increase (decrease) in cash and cash equivalents	(54.9)	(157.3)	227.5
Cash and cash equivalents at beginning of year	86.8	244.1	16.6
Cash and cash equivalents at end of year	$31.9	$86.8	$244.1
See Notes to Consolidated Financial Statements.

THE SCOTTS MIRACLE-GRO COMPANY
Consolidated Balance Sheets
(In millions, except per share data)

	September 30,
	2023	2022
ASSETS
Current assets:
Cash and cash equivalents	$31.9	$86.8
Accounts receivable, less allowances of $15.1 in 2023 and $14.4 in 2022	304.2	299.0
Accounts receivable pledged	—	79.8
Inventories	880.3	1,343.5
Prepaid and other current assets	181.4	172.8
Total current assets	1,397.8	1,981.9
Investment in unconsolidated affiliates	91.9	193.8
Property, plant and equipment, net	610.3	606.0
Goodwill	243.9	254.0
Intangible assets, net	436.7	580.2
Other assets	633.1	680.9
Total assets	$3,413.7	$4,296.8
LIABILITIES AND EQUITY (DEFICIT)
Current liabilities:
Current portion of debt	$52.3	$144.3
Accounts payable	271.2	422.6
Other current liabilities	450.2	397.0
Total current liabilities	773.7	963.9
Long-term debt	2,557.4	2,826.2
Other liabilities	349.9	359.0
Total liabilities	3,681.0	4,149.1
Commitments and contingencies (Notes 18, 19 and 20)
Equity (deficit):
Common shares and capital in excess of $0.01 stated value per share; shares outstanding of 56.5 and 55.5, respectively	353.1	364.0
Retained earnings	490.9	1,020.1
Treasury shares, at cost; 11.6 and 12.8 shares, respectively	(998.5)	(1,091.8)
Accumulated other comprehensive loss	(112.8)	(144.6)
Total equity (deficit)	(267.3)	147.7
Total liabilities and equity (deficit)	$3,413.7	$4,296.8

See Notes to Consolidated Financial Statements.

THE SCOTTS MIRACLE-GRO COMPANY
Consolidated Statements of Shareholders’ Equity (Deficit)
(In millions, except per share data)

	Common Shares		Capital in Excess of Stated Value	Retained Earnings	Treasury Shares		Accumulated Other Comprehensive Income (Loss)	Total Equity (Deficit) — Controlling Interest	Non-controlling Interest	Total Equity (Deficit)
	Shares	Amount			Shares	Amount
Balance at September 30, 2020	68.1	$0.3	$482.2	$1,235.6	12.4	$(921.8)	$(99.1)	$697.2	$5.7	$702.9
Net income (loss)	—	—	—	512.5	—	—	—	512.5	0.9	513.4
Other comprehensive income (loss)	—	—	—	—	—	—	32.8	32.8	—	32.8
Share-based compensation	—	—	40.6	—	—	—	—	40.6	—	40.6
Dividends declared ($2.52 per share)	—	—	—	(143.0)	—	—	—	(143.0)	—	(143.0)
Treasury share purchases	—	—	—	—	0.7	(129.3)	—	(129.3)	—	(129.3)
Treasury share issuances	—	—	(32.6)	—	(0.5)	48.7	—	16.1	—	16.1
Acquisition of remaining noncontrolling interest in AeroGrow	—	—	(13.4)	—	—	—	—	(13.4)	(6.7)	(20.1)
Balance at September 30, 2021	68.1	0.3	476.7	1,605.1	12.6	(1,002.4)	(66.4)	1,013.3	—	1,013.3
Net income (loss)	—	—	—	(437.5)	—	—	—	(437.5)	—	(437.5)
Other comprehensive income (loss)	—	—	—	—	—	—	(78.2)	(78.2)	—	(78.2)
Share-based compensation	—	—	30.3	—	—	—	—	30.3	—	30.3
Dividends declared ($2.64 per share)	—	—	—	(147.5)	—	—	—	(147.5)	—	(147.5)
Treasury share purchases	—	—	—	—	1.7	(257.9)	—	(257.9)	—	(257.9)
Treasury share issuances	—	—	(143.3)	—	(1.5)	168.4	—	25.1	—	25.1
Balance at September 30, 2022	68.1	0.3	363.7	1,020.1	12.8	(1,091.8)	(144.6)	147.7	—	147.7
Net income (loss)	—	—	—	(380.1)	—	—	—	(380.1)	—	(380.1)
Other comprehensive income (loss)	—	—	—	—	—	—	31.8	31.8	—	31.8
Share-based compensation	—	—	68.1	—	—	—	—	68.1	—	68.1
Dividends declared ($2.64 per share)	—	—	—	(149.1)	—	—	—	(149.1)	—	(149.1)
Treasury share purchases	—	—	—	—	0.1	(9.3)	—	(9.3)	—	(9.3)
Treasury share issuances	—	—	(78.9)	—	(1.3)	102.6	—	23.7	—	23.7
Balance at September 30, 2023	68.1	$0.3	$352.8	$490.9	11.6	$(998.5)	$(112.8)	$(267.3)	$—	$(267.3)
The sum of the components may not equal due to rounding.

See Notes to Consolidated Financial Statements.

Table of Contents	THE SCOTTS MIRACLE-GRO COMPANY NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Dollars in millions, except per share data)

NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Nature of Operations
The Scotts Miracle-Gro Company (“Scotts Miracle-Gro”) and its subsidiaries (collectively, with Scotts Miracle-Gro, the “Company”) are engaged in the manufacturing, marketing and sale of products for lawn and garden care and indoor and hydroponic gardening. The Company’s products are sold in North America, Europe and Asia.
The Company’s North America consumer lawn and garden business is highly seasonal, with approximately 75% of its annual net sales occurring in the second and third fiscal quarters. The Company’s Hawthorne segment is also impacted by seasonal sales patterns for certain product categories due to the timing of outdoor growing in North America during the second and third fiscal quarters, and the timing of certain controlled agricultural lighting project sales during the third and fourth fiscal quarters.
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
Advertising
Advertising costs incurred during the year are expensed to interim periods in relation to revenues. Advertising costs, except for external production costs, are generally expensed within the fiscal year in which such costs are incurred. External production costs for advertising programs are deferred until the period in which the advertising is first aired, and deferrals of these costs were not material at September 30, 2023 and 2022. On September 13, 2023, the Company issued 0.4 million restricted shares to a vendor in exchange for advertising services that will be performed during fiscal 2024. As of September 30, 2023, deferred advertising costs associated with the issuance of these restricted shares were $20.0. Advertising expenses were $123.7, $120.3 and $165.7 for fiscal 2023, fiscal 2022 and fiscal 2021, respectively.
Research and Development
Costs associated with research and development are generally charged to expense as incurred. Expenses for fiscal 2023, fiscal 2022 and fiscal 2021 were $35.7, $45.3 and $45.4, respectively, including product registration costs of $12.4, $13.0 and $12.3, respectively.
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
Earnings per Common Share
Basic income (loss) per Common Share is computed by dividing income (loss) attributable to controlling interest from continuing operations, income (loss) from discontinued operations or net income (loss) attributable to controlling interest by the weighted average number of Common Shares outstanding each period. Diluted income (loss) per Common Share is computed

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
For restricted stock units, deferred stock units and performance-based award units, the fair value of each award is estimated on the grant date based on the current market price of the Common Shares. The grant date fair value of stock option awards is estimated using a binomial model. Expected market price volatility is based on implied volatilities from traded options on Common Shares and historical volatility specific to the Common Shares. Historical data, including demographic factors impacting historical exercise behavior, is used to estimate stock option exercises and employee terminations within the valuation model. The risk-free rate for periods within the contractual life of the stock option is based on the U.S. Treasury yield curve in effect at the time of grant. The expected life of stock options is based on historical experience and expectations for grants outstanding.
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
Restricted stock units, deferred stock units and performance-based award units receive dividend equivalents equal to the cash dividends earned during the vesting period that are only paid out upon vesting. Share-based award units are generally forfeited if a holder terminates employment or service with the Company prior to the vesting date, except in cases where employees are eligible for accelerated vesting based on having satisfied retirement requirements relating to age and years of service. The Company estimates that 15% of its share-based awards will be forfeited based on an analysis of historical trends. The Company evaluates the estimated forfeiture rate on an annual basis and makes adjustments as appropriate. Stock options have exercise prices equal to the market price of the underlying Common Shares on the grant date and a term of 10 years. If available, Scotts Miracle-Gro typically uses treasury shares, or if not available, newly-issued Common Shares, to settle vested share-based awards. The Company classifies share-based compensation expense within selling, general and administrative expenses to correspond with the same line item as cash compensation paid to employees. Cash flows resulting from tax deductions in excess of the cumulative compensation cost recognized for share-based awards (excess tax benefits) are classified as operating cash inflows.
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
On October 27, 2023, the Company entered into an agreement under which it may sell up to $600.0 of a portfolio of available and eligible outstanding customer accounts receivable generated by sales to four specified customers. The agreement is uncommitted and has an initial term that expires October 25, 2024, unless earlier terminated by the purchaser. The receivable

Table of Contents	THE SCOTTS MIRACLE-GRO COMPANY NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued) (Dollars in millions, except per share data)

sales are non-recourse to the Company, other than with respect to customary, limited recourse in the form of (i) repurchase obligations and indemnification obligations for any violations by the Company of its respective representations or obligations as seller or servicer and (ii) certain repurchase or payment obligations arising from any dilution of, or dispute with respect to, any purchased receivables that arise after the sale of such purchased receivables to the purchaser and not contemplated in the applicable purchase price of such purchased receivable. The recourse obligations of the Company that may arise from time to time are supported by standby letters of credit of $70.0.
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
Long-Lived Assets
Property, plant and equipment are stated at cost. Interest capitalized in property, plant and equipment amounted to $2.1, $2.2 and $0.8 during fiscal 2023, fiscal 2022 and fiscal 2021, respectively. Expenditures for maintenance and repairs are charged to expense as incurred. When properties are retired or otherwise disposed of, the cost of the asset and the related accumulated depreciation are removed from the accounts with the resulting gain or loss being reflected in income from operations.
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
The Company had non-cash investing activities of $32.1, $33.3 and $41.6 during fiscal 2023, fiscal 2022 and fiscal 2021, respectively, representing unpaid liabilities to acquire property, plant and equipment.

Table of Contents	THE SCOTTS MIRACLE-GRO COMPANY NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued) (Dollars in millions, except per share data)

Internal Use Software
The Company capitalizes certain qualifying costs incurred in the acquisition and development of software for internal use, including the costs of the software, materials, consultants, interest and payroll and payroll-related costs for employees during the application development stage. Internal and external costs incurred during the preliminary project stage and post implementation-operation stage, mainly training and maintenance costs, are expensed as incurred. Once the application is substantially complete and ready for its intended use, qualifying costs are amortized on a straight-line basis over the software’s estimated useful life. Capitalized internal use software is included in the “Property, plant and equipment, net” line in the Consolidated Balance Sheets. Capitalized software as a service is included in the “Prepaid and other current assets” line in the Consolidated Balance Sheets and is amortized using the straight-line method over the term of the hosting arrangement which typically ranges from 3 to 8 years.
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
Investments in Securities
Convertible debt investments are classified as “available for sale,” are reported at fair value and are presented in the “Other assets” line in the Consolidated Balance Sheets. Unrealized gains and losses on these investments are included in accumulated other comprehensive loss (“AOCL”) in the Consolidated Balance Sheets. When a decline in fair value is considered to be other-than-temporary at the balance sheet date, an allowance for credit losses (impairment), including any write-off of accrued interest receivable, is charged to earnings. If management can assert that it does not intend to sell the security and it is not more likely than not that it will have to sell the security before recovering its amortized cost basis (net of allowance), then the impairment allowance is separated into two components: (i) the amount related to credit losses (recorded in earnings) and (ii) the amount related to all other factors (recorded in other comprehensive income / loss). Interest income is recorded on an accrual basis and is classified in the “Other non-operating income, net” line in the Consolidated Statements of Operations.
Supplier Finance Program
The Company has an agreement to provide a supplier finance program which facilitates participating suppliers’ ability to finance payment obligations of the Company with a designated third-party financial institution. Participating suppliers may, at their sole discretion, elect to finance payment obligations of the Company prior to their scheduled due dates at a discounted price to the participating financial institution. The Company’s obligations to its suppliers, including amounts due and scheduled payment dates, are not impacted by suppliers’ decisions to finance amounts under this arrangement. The payment

Table of Contents	THE SCOTTS MIRACLE-GRO COMPANY NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued) (Dollars in millions, except per share data)

terms that the Company negotiates with its suppliers are consistent, regardless of whether a supplier participates in the program. The Company’s current payment terms with a majority of its suppliers generally range from 30 to 60 days, which is deemed to be commercially reasonable. The Company’s outstanding payment obligations under its supplier finance program were $18.3 and $8.6 at September 30, 2023 and 2022, respectively, and are recorded within accounts payable in the Consolidated Balance Sheets. The associated payments were $185.3 for fiscal 2023 and are classified as operating activities in the Consolidated Statements of Cash Flows.
Insurance and Self-Insurance
The Company maintains insurance for certain risks, including property, management, cargo, cyber, workers compensation and general liability, and is self-insured for employee-related health care benefits up to a specified level for individual claims. The Company accrues for the expected costs associated with these risks by considering historical claims experience, demographic factors, severity factors and other relevant information. Costs are recognized in the period the claim is incurred, and accruals include an actuarially determined estimate of claims incurred but not yet reported.
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
Translation of Foreign Currencies
The functional currency for each Scotts Miracle-Gro subsidiary is generally its local currency. Assets and liabilities of these subsidiaries are translated at the exchange rate in effect at each fiscal year-end. Income and expense accounts are translated at the average rate of exchange prevailing during the year. Translation gains and losses arising from the use of differing exchange rates from period to period are included in AOCL within shareholders’ equity (deficit). Foreign exchange transaction gains and losses are included in the determination of net income and classified as “Other (income) expense, net” in the Consolidated Statements of Operations. The Company recognized foreign exchange transaction (gains) losses of $1.3, $1.3 and $(1.8) during fiscal 2023, fiscal 2022 and fiscal 2021, respectively.
Derivative Instruments
The Company is exposed to market risks, such as changes in interest rates, currency exchange rates and commodity prices. A variety of financial instruments, including forwards, futures and swap contracts, are used to manage these exposures. These financial instruments are recognized at fair value in the Consolidated Balance Sheets, and all changes in fair value are recognized in net income or shareholders’ equity (deficit) through AOCL. The Company’s objective in managing these exposures is to better control these elements of cost and mitigate the earnings and cash flow volatility associated with changes in the applicable rates and prices.
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

The Company formally designates and documents instruments at inception that qualify for hedge accounting of underlying exposures in accordance with GAAP. The Company formally assesses, both at inception and at least quarterly, whether the financial instruments used in hedging transactions are effective at offsetting changes in cash flows of the related underlying exposure. Fluctuations in the value of these instruments generally are offset by changes in the expected cash flows of the underlying exposures being hedged. This offset is driven by the high degree of effectiveness between the exposure being hedged and the hedging instrument. The Company designates certain commodity hedges as cash flow hedges of forecasted purchases of commodities and interest rate swap agreements as cash flow hedges of interest payments on variable rate borrowings. Changes in the fair value of derivative contracts that qualify for hedge accounting are recorded in AOCL. For commodity hedges, realized gains or losses remain as a component of AOCL until the related inventory is sold. Cash flows associated with commodity and interest rate swap hedges are classified as operating activities in the Consolidated Statements of Cash Flows.
During the second quarter of fiscal 2016, the Company entered into definitive agreements with Bonnie Plants, Inc. and its sole shareholder, AFC, that included options beginning in fiscal 2020 providing for either (i) the Company to increase its economic interest in Bonnie’s business of planting, growing, developing, manufacturing, distributing, marketing, and selling live plants, plant food, fertilizer and potting soil (the “Bonnie Business”) or (ii) AFC and Bonnie to repurchase the Company’s economic interest in the Bonnie Business (collectively, the “Bonnie Option”). The Bonnie Option was surrendered at the time of the formation of the Bonnie Plants, LLC joint venture on December 31, 2020. Prior to this, the Bonnie Option was required to be accounted for as a derivative instrument with changes in fair value recognized in the “Other non-operating income, net” line in the Consolidated Statements of Operations.
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
Statements of Cash Flows
Supplemental cash flow information was as follows:

	Year Ended September 30,
	2023	2022	2021
Interest paid	$173.5	$112.5	$61.6
Income taxes paid (refunded)	(18.2)	27.2	179.7
During fiscal 2023, the Company received proceeds of $37.0 related to the payoff of seller financing that the Company provided in connection with a fiscal 2017 divestiture, which was classified as an investing activity in the Consolidated Statements of Cash Flows. The Company (paid) received cash of $(12.4), $29.3 and $(8.7) during fiscal 2023, fiscal 2022 and fiscal 2021, respectively, associated with currency forward contracts, which was classified as an investing activity in the “Other investing, net” line in the Consolidated Statements of Cash Flows.
Cash flow from operating activities in fiscal 2022 and fiscal 2021 was favorably impacted by extended payment terms with vendors for payments originally due in the final weeks of fiscal 2022 and fiscal 2021 that were paid in the first quarter of fiscal 2023 and 2022, respectively.

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
RECENTLY ADOPTED ACCOUNTING PRONOUNCEMENTS
In September 2022, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2022-04, “Liabilities — Supplier Finance Programs (Subtopic 405-50): Disclosure of Supplier Finance Program Obligations.” This ASU requires disclosure of the key terms of outstanding supplier finance programs and a rollforward of the related obligations. ASU No. 2022-04 is effective for fiscal years beginning after December 15, 2022, except for the amendment on rollforward information, which is effective for fiscal years beginning after December 15, 2023. As ASU 2022-04 only relates to disclosures, the Company does not expect its adoption to have any impact on the Company’s consolidated financial position, results of operations or cash flows.

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
Under the terms of the Third Restated Agreement, pursuant to which the Company serves as the exclusive agent of Monsanto for the marketing and distribution of certain of Monsanto’s consumer Roundup® branded products in the United States and certain other specified countries, the Company is entitled to receive an annual commission from Monsanto as consideration for the performance of the Company’s duties as agent. The Third Restated Agreement also requires the Company to make annual payments to Monsanto as a contribution against the overall expenses of its consumer Roundup® business. The gross commission earned under the Third Restated Agreement and the contribution payments to Monsanto are included in the “Net sales” line in the Consolidated Statements of Operations. The Company performs other services, including conversion services, pursuant to ancillary agreements with Monsanto. The actual costs incurred for these activities are charged to and reimbursed by Monsanto. The Company records costs incurred for which the Company is the primary obligor on a gross basis, recognizing such costs in the “Cost of sales” line and the reimbursement of these costs in the “Net sales” line in the Consolidated Statements of Operations, with no effect on gross margin dollars or net income.

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

NOTE 3.  DISCONTINUED OPERATIONS
International Business
Prior to August 31, 2017, the Company operated consumer lawn and garden businesses located in Australia, Austria, Belgium, Luxembourg, Czech Republic, France, Germany, Poland and the United Kingdom (the “International Business”). On August 31, 2017, the Company completed the sale of the International Business. The transaction included contingent consideration with a maximum payout of $23.8 and an initial fair value of $18.2, the payment of which depended on the achievement of certain performance criteria by the International Business following the closing of the transaction through fiscal 2020. During fiscal 2021, the Company agreed to accept a contingent consideration payout of $6.0 and recorded a pre-tax charge of $12.2 in the “Loss from discontinued operations, net of tax” line in the Consolidated Statements of Operations during fiscal 2021 to write-down the contingent consideration receivable to the agreed upon payout amount. This contingent consideration payment was received during fiscal 2022 and this amount was classified as a financing activity in the “Other financing, net” line in the Consolidated Statements of Cash Flows.

NOTE 4.  IMPAIRMENT, RESTRUCTURING AND OTHER
Activity described herein is classified within the “Cost of sales—impairment, restructuring and other” and “Impairment, restructuring and other” lines in the Consolidated Statements of Operations. The following table details impairment, restructuring and other charges (recoveries) for each of the periods presented:

	Year Ended September 30,
	2023	2022	2021
Cost of sales—impairment, restructuring and other:
Restructuring and other charges (recoveries), net	$148.5	$143.6	$(0.3)
Right-of-use asset impairments	25.8	—	—
Property, plant and equipment impairments	11.4	16.6	—
COVID-19 related costs	—	—	25.0
Operating expenses—impairment, restructuring and other:
Goodwill and intangible asset impairments	127.9	668.3	—
Convertible debt other-than-temporary impairments	101.3	—	—
Restructuring and other charges, net	51.2	40.9	0.1
Gains on sale of property, plant and equipment	—	(16.2)	—
COVID-19 related costs	—	—	4.2
Total impairment, restructuring and other charges	$466.1	$853.2	$29.0

Table of Contents	THE SCOTTS MIRACLE-GRO COMPANY NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued) (Dollars in millions, except per share data)

The following table summarizes the activity related to liabilities associated with restructuring activities for each of the periods presented:

	Year Ended September 30,
	2023	2022	2021
Amounts accrued at beginning of year	$31.5	$1.9	$3.9
Restructuring charges	55.6	47.1	29.0
Payments	(46.6)	(17.5)	(31.0)
Amounts accrued at end of year	$40.5	$31.5	$1.9
As of September 30, 2023, restructuring accruals include $13.9 that is classified as long-term.
During fiscal 2023, the Company recorded non-cash, pre-tax goodwill and intangible asset impairment charges of $127.9 in the “Impairment, restructuring and other” line in the Consolidated Statements of Operations, comprised of $117.7 of finite-lived intangible asset impairment charges associated with the Hawthorne segment and $10.3 of goodwill impairment charges associated with the Other segment.
During fiscal 2023, the Company recorded a non-cash, pre-tax other-than-temporary impairment charge related to its convertible debt investments of $101.3 in the “Impairment, restructuring and other” line in the Consolidated Statements of Operations.
During fiscal 2022, the Company began implementing a series of Company-wide organizational changes and initiatives intended to create operational and management-level efficiencies. As part of this restructuring initiative, the Company is reducing the size of its supply chain network, reducing staffing levels and implementing other cost-reduction initiatives. In addition, to reduce its on hand inventory to align with the optimized network capacity, the Company has accelerated the reduction of certain Hawthorne inventory, primarily lighting, growing environments and hardware products. During fiscal 2023, the Company incurred costs of $229.0 associated with this restructuring initiative primarily related to inventory write-down charges, employee termination benefits, facility closure costs and impairment of right-of-use assets and property, plant and equipment. The Company incurred costs of $16.3 in its U.S. Consumer segment and $168.5 in its Hawthorne segment in the “Cost of sales—impairment, restructuring and other” line in the Consolidated Statements of Operations during fiscal 2023. The Company incurred costs of $7.7 in its U.S. Consumer segment, $20.7 in its Hawthorne segment, $0.8 in its Other segment and $14.9 at Corporate in the “Impairment, restructuring and other” line in the Consolidated Statements of Operations during fiscal 2023. During fiscal 2022, the Company incurred costs of $65.2 associated with this restructuring initiative primarily related to employee termination benefits and impairment of property, plant and equipment. The Company incurred costs of $9.7 in its U.S. Consumer segment and $27.1 in its Hawthorne segment in the “Cost of sales—impairment, restructuring and other” line in the Consolidated Statements of Operations during fiscal 2022. The Company incurred costs of $11.9 in its U.S. Consumer segment, $8.1 in its Hawthorne segment, $0.7 in its Other segment and $7.7 at Corporate in the “Impairment, restructuring and other” line in the Consolidated Statements of Operations during fiscal 2022. Costs incurred to date since the inception of this restructuring initiative are $45.5 for the U.S. Consumer segment, $224.4 for the Hawthorne segment, $1.5 for the Other segment and $22.7 at Corporate.
During fiscal 2022, the Company recorded non-cash, pre-tax goodwill and intangible asset impairment charges of $632.4 as a result of interim impairment testing of its Hawthorne segment in the “Impairment, restructuring and other” line in the Consolidated Statements of Operations, comprised of $522.4 of goodwill impairment charges and $110.0 of finite-lived intangible asset impairment charges.
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
During fiscal 2022, the Company recorded gains of $16.2 in the “Impairment, restructuring and other” line in the Consolidated Statements of Operations associated with the sale of property, plant and equipment.
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

Table of Contents	THE SCOTTS MIRACLE-GRO COMPANY NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued) (Dollars in millions, except per share data)

NOTE 5.  GOODWILL AND INTANGIBLE ASSETS, NET
The following table displays a rollforward of the carrying amount of goodwill by reportable segment:

	U.S. Consumer	Hawthorne	Other	Total
Goodwill	$245.7	$444.8	$11.1	$701.6
Accumulated impairment losses	(1.8)	(94.6)	—	(96.4)
Balance at September 30, 2021	243.9	350.2	11.1	605.2
Acquisitions and measurement-period adjustments	—	180.8	—	180.8
Foreign currency translation	—	(8.6)	(1.0)	(9.6)
Impairment	—	(522.4)	—	(522.4)

Goodwill	$245.7	$617.0	$10.1	$872.8
Accumulated impairment losses	(1.8)	(617.0)	—	(618.8)
Balance at September 30, 2022	243.9	—	10.1	254.0
Foreign currency translation	—	—	0.2	0.2
Impairment	—	—	(10.3)	(10.3)

Goodwill	$245.7	$617.0	$10.3	$873.0
Accumulated impairment losses	(1.8)	(617.0)	(10.3)	(629.1)
Balance at September 30, 2023	$243.9	$—	$—	$243.9
The following table presents intangible assets, net of accumulated amortization and impairment charges:

	September 30, 2023			September 30, 2022
	Gross Carrying Amount	Accumulated Amortization/ Impairment Charges	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization/ Impairment Charges	Net Carrying Amount
Finite-lived intangible assets:
Trade names	$322.4	$(260.7)	$61.7	$318.4	$(174.3)	$144.1
Customer relationships	251.5	(216.1)	35.4	251.1	(158.4)	92.7
Technology	50.1	(44.5)	5.6	49.1	(43.3)	5.8
Other	34.9	(24.8)	10.1	34.7	(21.0)	13.7
Total finite-lived intangible assets, net			112.8			256.3
Indefinite-lived intangible assets:
Indefinite-lived trade names			168.2			168.2
Roundup® marketing agreement amendment			155.7			155.7
Total indefinite-lived intangible assets			323.9			323.9
Total intangible assets, net			$436.7			$580.2

Table of Contents	THE SCOTTS MIRACLE-GRO COMPANY NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued) (Dollars in millions, except per share data)

During fiscal 2023, the Company’s Hawthorne segment continued to experience adverse financial results due to decreased sales volume and inflationary cost pressures. The decrease in sales volume is attributable to an oversupply of cannabis, which significantly decreased cannabis wholesale prices and indoor and outdoor cannabis cultivation. The oversupply has been driven by increased licensing activity across the U.S., significant capital investment in the cannabis production marketplace over the past several years, inconsistent enforcement of regulations and the market impacts of the COVID-19 pandemic. As a result, the Company revised its internal forecasts to reflect the longer persistence and more significant impact of the oversupply of cannabis. These changes in circumstances indicated that the carrying amounts of Hawthorne’s long-lived assets, including trade names and customer relationships, may not be recoverable. Accordingly, the Company performed a recoverability test for long-lived assets during the fourth quarter of fiscal 2023. The Company concluded that the carrying value of these long-lived assets exceeded their estimated fair value and recorded non-cash, pre-tax impairment charges of $72.0 related to trade names and $45.7 related to customer relationships during the fourth quarter of fiscal 2023 in the “Impairment, restructuring and other” line in the Consolidated Statements of Operations. The fair values of long-lived assets were determined using income-based approaches, including the relief-from-royalty method for trade names, that include market participant expectations of cash flows that the assets will generate over the remaining useful life discounted to present value using an appropriate discount rate. These fair value estimates utilize significant unobservable inputs and thus represent Level 3 fair value measurements.
The Company performed annual goodwill impairment testing as of the first day of its fourth quarter of fiscal 2023. This test resulted in a non-cash, pre-tax goodwill impairment charge of $10.3 related to the Other segment, which was recorded during the fourth quarter of fiscal 2023 in the “Impairment, restructuring and other” line in the Consolidated Statements of Operations. The impairment was driven by revisions to the Company’s internal forecasts in response to decreased sales volume and inflationary cost pressures. The carrying value of goodwill of the Other segment reporting unit, after recognizing the impairment, is zero. The estimated fair value of the Other segment reporting unit was based upon an equal weighting of the income-based and market-based approaches, utilizing estimated cash flows and a terminal value, discounted at a rate of return that reflects the relative risk of the cash flows, as well as valuation multiples derived from comparable publicly traded companies that are applied to operating performance of the reporting unit. The fair value estimate utilizes significant unobservable inputs and thus represents a Level 3 fair value measurement.
The Company performed a recoverability test for Hawthorne’s long-lived assets during the third quarter of fiscal 2022. The Company concluded that the carrying value of these long-lived assets exceeded their estimated fair value and recorded non-cash, pre-tax impairment charges of $69.0 related to trade names and $41.0 related to customer relationships during the third quarter of fiscal 2022 in the “Impairment, restructuring and other” line in the Consolidated Statements of Operations.
After adjusting the carrying values of the finite-lived intangible assets, the Company completed an interim quantitative impairment test for goodwill during the third quarter of fiscal 2022. This quantitative test resulted in a non-cash, pre-tax goodwill impairment charge of $522.4 related to the Hawthorne reporting unit, which was recorded during the third quarter of fiscal 2022 in the “Impairment, restructuring and other” line in the Consolidated Statements of Operations. The carrying value of goodwill of the Hawthorne reporting unit, after recognizing the impairment, is zero.
During fiscal 2022, the Company also recorded additional non-cash, pre-tax finite-lived intangible asset impairment charges of $35.3, comprised of $22.5 related to trade names and $12.8 related to customer relationships, during the fourth quarter of fiscal 2022 in the “Impairment, restructuring and other” line in the Consolidated Statements of Operations associated with its decision to discontinue and exit the market for certain Hawthorne lighting products and brands.
Total amortization expense was $25.2, $37.1 and $30.9 for fiscal 2023, fiscal 2022 and fiscal 2021, respectively. Amortization expense is estimated to be as follows for the years ending September 30:

2024	$16.0
2025	13.3
2026	12.2
2027	11.3
2028	10.3

Table of Contents	THE SCOTTS MIRACLE-GRO COMPANY NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued) (Dollars in millions, except per share data)

NOTE 6.  DETAIL OF CERTAIN FINANCIAL STATEMENT ACCOUNTS
The following presents detail regarding certain financial statement accounts:

	September 30,
	2023	2022
INVENTORIES:
Finished goods	$506.2	$926.2
Raw materials	272.5	293.2
Work-in-progress	101.6	124.1
	$880.3	$1,343.5
PROPERTY, PLANT AND EQUIPMENT, NET:
Machinery and equipment	$651.7	$644.0
Buildings	277.1	262.2
Land and improvements	149.0	145.0
Construction in progress	104.6	95.5
Software	109.9	127.9
Furniture and fixtures	62.3	65.4
Finance leases	21.1	43.9
	1,375.7	1,383.9
Less: accumulated depreciation	(765.4)	(777.9)
	$610.3	$606.0
OTHER ASSETS:
Operating lease right-of-use assets	$262.6	$288.9
Net deferred tax assets	189.8	143.5
Convertible debt investments	85.8	117.0
Accrued pension, postretirement and executive retirement assets	64.1	69.6
Loans receivable	—	32.8
Other	30.8	29.1
	$633.1	$680.9

	September 30,
	2023	2022
OTHER CURRENT LIABILITIES:
Advertising and promotional accruals	$143.0	$74.8
Current operating lease liabilities	76.4	76.2
Payroll and other compensation accruals	51.2	44.2
Accrued interest	31.9	30.1
Accrued taxes	28.5	29.4
Other	119.2	142.3
	$450.2	$397.0
OTHER NON-CURRENT LIABILITIES:
Non-current operating lease liabilities	$220.1	$223.2
Accrued pension, postretirement and executive retirement liabilities	76.7	82.1
Net deferred tax liabilities	1.1	8.5
Other	52.0	45.2
	$349.9	$359.0

Table of Contents	THE SCOTTS MIRACLE-GRO COMPANY NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued) (Dollars in millions, except per share data)

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
The elements of the net commission and reimbursements earned under the Third Restated Agreement and included in the “Net sales” line in the Consolidated Statements of Operations are as follows:

	Year Ended September 30
	2023	2022	2021
Gross commission	$75.7	$83.4	$94.0
Contribution expenses	(18.0)	(18.0)	(18.0)
Net commission	57.7	65.4	76.0
Reimbursements associated with Roundup® marketing agreement	82.5	67.9	70.8
Total net sales associated with Roundup® marketing agreement	$140.2	$133.3	$146.8

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
Hydro-Logic
On August 27, 2021, the Company’s Hawthorne segment completed the acquisition of substantially all of the assets of Hydro-Logic Purification Systems, Inc., a leading provider of products, accessories and systems for water filtration and purification, for $65.3. The valuation of the acquired assets included (i) $4.5 of inventory and accounts receivable, (ii) $1.6 of non-current assets, (iii) $2.6 of other liabilities, (iv) $23.1 of finite-lived identifiable intangible assets and (v) $38.7 of tax-deductible goodwill. Identifiable intangible assets included trade names, customer relationships and non-compete agreements with useful lives ranging between 5 and 15 years. The estimated fair values of the identifiable intangible assets were determined using an income-based approach, which includes market participant expectations of cash flows that an asset will generate over the remaining useful life discounted to present value using an appropriate discount rate.
The Hawthorne Collective
On August 24, 2021, the Company’s wholly-owned subsidiary, The Hawthorne Collective, Inc. (“THC”), made its initial investment under the Company’s strategic minority non-equity investment initiative in the form of a $150.0 six-year convertible note issued to the Company by Toronto-based RIV Capital Inc. (“RIV Capital”) (CSE: RIV) (OTC: CNPOF), a cannabis investment and acquisition firm listed on the Canadian Securities Exchange. The note bore interest on the principal amount at a rate of approximately 2% for the first two years of the term. No interest will accrue on the note for the remainder of the term. The note is convertible into RIV Capital common shares at a conversion price of CAD $1.90 per share which is based upon the RIV Capital closing stock price on August 9, 2021.
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

Accrued interest on the initial $150.0 convertible note and the follow-on $25.0 convertible note (collectively, the “RIV Convertible Notes”) will be payable to THC at maturity or will be included in the conversion value of the notes at the time of conversion. Assuming full conversion of the RIV Convertible Notes, including the full amount of the anticipated accrued interest over the life of the notes, THC would be entitled to receive approximately 123.0 million common shares of RIV Capital, representing approximately 48% of RIV Capital’s outstanding shares as of September 30, 2023. The RIV Convertible Notes are convertible into common shares of RIV Capital either (i) at the election of THC or (ii) at the election of RIV Capital after the date on which federal laws in the United States are amended to allow for the general cultivation, distribution, and possession of cannabis.
In connection with issuance of the RIV Convertible Notes, the Company entered into an investor rights agreement with RIV Capital providing for, among other things, customary registration rights, participation rights, as well as certain standstill and transfer restrictions. In addition, THC is entitled to designate three nominees to the RIV Capital board of directors for so long as the board is comprised of seven directors, and will be entitled to designate four nominees to the RIV Capital board of directors if the size of the board is increased to nine directors.
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
AeroGrow
On November 11, 2020, the Company entered into an agreement and plan of merger to acquire the remaining outstanding shares of AeroGrow for cash consideration of $3.00 per share, or approximately $20.1. The merger closed on February 26, 2021. SMG Growing Media, Inc., a wholly-owned subsidiary of Scotts Miracle-Gro, was the holder of 80.5% of the outstanding shares of AeroGrow prior to the closing and now holds 100% of the outstanding shares of AeroGrow. The closing date carrying value of the noncontrolling interest was $6.7 and the $13.4 difference between the purchase price and carrying value was recognized in the “Common shares and capital in excess of $0.01 stated value per share” line within “Total equity (deficit)” in the Consolidated Balance Sheets.

NOTE 9. INVESTMENT IN UNCONSOLIDATED AFFILIATES
On December 31, 2020, the Company acquired a 50% equity interest in Bonnie Plants, LLC, a joint venture with AFC focused on planting, growing, developing, distributing, marketing and selling live plants, in exchange for cash payments of $102.3, as well as non-cash investing activities that included forgiveness of the Company’s outstanding loan receivable with AFC and surrender of the Company’s options to increase its economic interest in the Bonnie Plants business. The Company recorded a gain of $12.5 during the first quarter of fiscal 2021 to write-up the value of its loan receivable with AFC to its closing date fair value in the “Other non-operating income, net” line in the Consolidated Statements of Operations. The Company’s interest in Bonnie Plants, LLC is recorded in the “Investment in unconsolidated affiliates” line in the Consolidated Balance Sheets. During the three months ended December 31, 2022, the Company and AFC amended the joint venture agreement to allow AFC to make an additional equity contribution to Bonnie Plants, LLC, and, as a result of this contribution by AFC, the Company’s equity interest in Bonnie Plants, LLC was reduced to 45%. The Company’s interest is accounted for using the equity method of accounting, with the Company’s proportionate share of Bonnie Plants, LLC earnings subsequent to December 31, 2020 reflected in the Consolidated Statements of Operations. On November 7, 2023, the Company purchased an additional 5% equity interest in Bonnie Plants, LLC from AFC for $21.4, bringing its total equity interest back to 50%.

Table of Contents	THE SCOTTS MIRACLE-GRO COMPANY NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued) (Dollars in millions, except per share data)

During fiscal 2023, the Company recorded a non-cash, pre-tax impairment charge of $94.7 associated with its investment in Bonnie Plants, LLC in the “Equity in (income) loss of unconsolidated affiliates” line in the Consolidated Statements of Operations. The impairment was driven by revisions to the Company’s internal forecasts for Bonnie Plants, LLC in response to decreased sales volume and inflationary cost pressures. The estimated fair value of Bonnie Plants, LLC was based upon an equal weighting of the income-based and market-based approaches, utilizing estimated cash flows and a terminal value, discounted at a rate of return that reflects the relative risk of the cash flows, as well as valuation multiples derived from comparable publicly traded companies that are applied to operating performance of the investment. The fair value estimate utilizes significant unobservable inputs and thus represents a Level 3 fair value measurement.
As a result of the impairment charge recorded by the Company during fiscal 2023, the carrying value of the Company’s equity method investment was lower than its interest in Bonnie Plants, LLC’s underlying net assets as of September 30, 2023. Of this basis difference, the majority relates to goodwill and indefinite-lived intangible assets recorded by Bonnie Plants, LLC, which are not amortized. The remaining amount relates to long-lived assets, including finite-lived intangible assets, and will be amortized over the remaining useful life of the long-lived assets.
The Company recorded equity in (income) loss of unconsolidated affiliates associated with Bonnie Plants, LLC of $101.1, $12.9 and $(14.4) during fiscal 2023, fiscal 2022 and fiscal 2021, respectively. The Company also received a distribution of $12.0 from Bonnie Plants, LLC during fiscal 2021, which was classified as an operating activity in the Consolidated Statements of Cash Flows.

NOTE 10.  RETIREMENT PLANS
The Company sponsors a defined contribution 401(k) plan for substantially all U.S. associates. The Company matches 200% of associates’ initial 3% contribution and 50% of their remaining contribution up to 6%. The Company may make additional discretionary profit sharing matching contributions to eligible employees on their initial 4% contribution. The Company recorded expenses of $24.1, $28.3 and $30.1 associated with the plan in fiscal 2023, fiscal 2022 and fiscal 2021, respectively.
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
During fiscal 2023 and 2021, the defined benefit pension plans associated with the former business in the United Kingdom entered into buy-in insurance policies in exchange for premium payments of $76.3 and $67.7, respectively, which are subject to adjustment as a result of subsequent data cleansing activities. Under the terms of these buy-in insurance policies, the respective insurers are liable to pay the benefits to the plans but the plans still retain full legal responsibility to pay benefits to plan participants using the insurance payments. The buy-in policies will be treated as assets of the plans going forward until such time as the buy-in policies are converted to buy-out policies, which is when individual insurance policies will be assigned to each plan participant and the plans will no longer have legal responsibility to pay the benefits to the plan participants.

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

	U.S. Defined Benefit Pension Plans		International Defined Benefit Pension Plans
	2023	2022	2023	2022
Change in projected benefit obligation:
Benefit obligation at beginning of year	$77.7	$100.2	$109.2	$193.6
Interest cost	3.6	1.7	6.2	3.0
Actuarial gain	(2.5)	(17.2)	(11.0)	(55.1)
Benefits paid	(6.9)	(7.0)	(5.9)	(7.5)
Foreign currency translation	—	—	10.0	(24.8)
Projected benefit obligation (“PBO”) at end of year	$71.8	$77.7	$108.5	$109.2
Accumulated benefit obligation (“ABO”) at end of year	$71.8	$77.7	$108.5	$109.2
Change in plan assets:
Fair value of plan assets at beginning of year	$59.1	$81.7	$128.9	$221.6
Actual return on plan assets	1.7	(15.8)	(11.5)	(61.2)
Employer contribution	0.2	0.2	1.2	5.3
Benefits paid	(6.9)	(7.0)	(5.9)	(7.5)
Foreign currency translation	—	—	12.1	(29.3)
Fair value of plan assets at end of year	$54.1	$59.1	$124.8	$128.9
Overfunded (underfunded) status at end of year	$(17.7)	$(18.6)	$16.3	$19.7

	U.S. Defined Benefit Pension Plans		International Defined Benefit Pension Plans
	2023	2022	2023	2022
Information for pension plans with an ABO in excess of plan assets:
Accumulated benefit obligation	$71.8	$77.7	$11.5	$11.6
Fair value of plan assets	54.1	59.1	—	—
Information for pension plans with a PBO in excess of plan assets:
Projected benefit obligation	$71.8	$77.7	$11.5	$11.6
Fair value of plan assets	54.1	59.1	—	—
Amounts recognized in the Consolidated Balance Sheets consist of:
Non-current assets	$—	$—	$27.8	$31.3
Current liabilities	(0.2)	(0.2)	(0.9)	(0.8)
Non-current liabilities	(17.5)	(18.4)	(10.6)	(10.8)
Total amount accrued	$(17.7)	$(18.6)	$16.3	$19.7
Amounts recognized in AOCL consist of:
Actuarial loss	$35.2	$38.8	$60.0	$51.2
Prior service cost	—	—	2.1	2.1
Total amount recognized	$35.2	$38.8	$62.1	$53.3

Table of Contents	THE SCOTTS MIRACLE-GRO COMPANY NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued) (Dollars in millions, except per share data)

	U.S. Defined Benefit Pension Plans		International Defined Benefit Pension Plans
	2023	2022	2023	2022
Total change in other comprehensive loss attributable to:
Net gain (loss) during the period	$1.8	$(1.3)	$(6.0)	$(11.1)
Reclassification to net earnings	1.8	1.7	2.0	1.3
Foreign currency translation	—	—	(4.8)	10.6
Total change in other comprehensive loss	$3.6	$0.4	$(8.8)	$0.8
Weighted average assumptions used in development of projected benefit obligation:
Discount rate	5.54%	5.06%	5.38%	4.96%

	U.S. Defined Benefit Pension Plans			International Defined Benefit Pension Plans
	2023	2022	2021	2023	2022	2021
Components of net periodic benefit cost (income):
Interest cost	$3.6	$1.7	$1.5	$6.2	$3.0	$2.6
Expected return on plan assets	(2.5)	(2.8)	(3.4)	(5.5)	(5.1)	(5.5)
Net amortization	1.8	1.7	2.1	2.0	1.3	1.3
Net periodic benefit cost (income)	$2.9	$0.6	$0.2	$2.7	$(0.8)	$(1.6)
Weighted average assumptions used in development of net periodic benefit cost (income):
Weighted average discount rate - interest cost	4.87%	1.74%	1.43%	5.29%	1.64%	1.26%
Expected return on plan assets	4.50%	3.50%	4.25%	3.91%	2.37%	2.45%
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

Table of Contents	THE SCOTTS MIRACLE-GRO COMPANY NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued) (Dollars in millions, except per share data)

	U.S. Defined Benefit Pension Plans	International Defined Benefit Pension Plans
Other information:
Plan asset allocations:
Target for September 30, 2024:
Equity securities	22%	—%
Debt securities	74%	5%
Real estate securities	4%	—%
Cash and cash equivalents	—%	11%
Insurance contracts	—%	84%
September 30, 2023
Equity securities	18%	—%
Debt securities	75%	5%
Real estate securities	3%	—%
Cash and cash equivalents	4%	11%
Insurance contracts	—%	84%
September 30, 2022
Equity securities	17%	25%
Debt securities	75%	44%
Real estate securities	5%	—%
Cash and cash equivalents	3%	1%
Insurance contracts	—%	30%

Expected company contributions in fiscal 2024	$2.9	$1.8
Expected future benefit payments:
2024	$7.4	$6.4
2025	7.1	6.7
2026	7.0	6.8
2027	6.8	6.8
2028	6.6	7.0
2029 – 2033	29.4	37.0

Table of Contents	THE SCOTTS MIRACLE-GRO COMPANY NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued) (Dollars in millions, except per share data)

The following tables set forth the fair value of the Company’s pension plan assets, segregated by level within the fair value hierarchy:

		U.S. Defined Benefit Pension Plans		International Defined Benefit Pension Plans
	Fair Value Hierarchy Level	2023	2022	2023	2022
Cash and cash equivalents	Level 1	$2.2	$2.1	$14.0	$1.7
Insurance contracts	Level 3	—	—	104.3	38.1
Total assets in the fair value hierarchy		$2.2	$2.1	$118.3	$39.8
Common collective trusts measured at net asset value
Real estate		$1.8	$2.8	$—	$—
Equities		10.0	10.0	—	32.6
Fixed income		40.1	44.2	6.5	56.5
Total common collective trusts measured at net asset value		51.9	57.0	6.5	89.1
Total assets at fair value		$54.1	$59.1	$124.8	$128.9
The carrying value of cash equivalents approximated their aggregate fair value as of September 30, 2023 and 2022. The valuation of the buy-in insurance policies was calculated on an insurer pricing basis updated for changes in market implied insurance pricing, market rates, and inflation during the year, and was estimated using unobservable inputs. Common collective trusts are not publicly traded and were valued at a net asset value unit price determined by the portfolio’s sponsor based on the fair value of underlying assets held by the common collective trust on September 30, 2023 and 2022. The common collective trusts hold underlying investments that have prices derived from quoted prices in active markets. The underlying assets are principally marketable equity and fixed income securities.

Table of Contents	THE SCOTTS MIRACLE-GRO COMPANY NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued) (Dollars in millions, except per share data)

NOTE 11.  ASSOCIATE MEDICAL BENEFITS
The Company provides comprehensive major medical benefits to its associates. The Company is self-insured for certain health benefits up to $1.0 per occurrence per individual. The cost of such benefits is recognized as expense in the period the claim is incurred and was $40.1, $46.6 and $43.7 in fiscal 2023, fiscal 2022 and fiscal 2021, respectively.
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

	2023	2022
Change in Accumulated Plan Benefit Obligation (“APBO”):
Benefit obligation at beginning of year	$15.7	$20.1
Service cost	0.1	0.2
Interest cost	0.8	0.5
Plan participants’ contributions	0.4	0.4
Actuarial gain	(2.2)	(4.0)
Curtailment loss	—	0.6
Benefits paid	(1.5)	(2.1)
Benefit obligation at end of year	$13.3	$15.7
Change in plan assets:
Fair value of plan assets at beginning of year	$—	$—
Employer contribution	1.1	1.7
Plan participants’ contributions	0.4	0.4
Gross benefits paid	(1.5)	(2.1)
Fair value of plan assets at end of year	$—	$—
Unfunded status at end of year	$(13.3)	$(15.7)

	2023	2022
Amounts recognized in the Consolidated Balance Sheets consist of:
Current liabilities	$(1.4)	$(1.6)
Non-current liabilities	(11.9)	(14.1)
Total amount accrued	$(13.3)	$(15.7)
Amounts recognized in AOCL consist of:
Actuarial (gain) loss	$(3.4)	$(1.2)
Prior service credit	—	(0.2)
Total accumulated other comprehensive (income) loss	$(3.4)	$(1.4)
Total change in other comprehensive loss attributable to:
Gain during the period	$2.2	$3.4
Reclassification to net earnings	(0.2)	(0.9)
Total change in other comprehensive loss	$2.0	$2.5

Discount rate used in development of APBO	5.98%	5.60%
Net periodic benefit cost (income) was $0.7, $(0.2) and $(0.2) during fiscal 2023, fiscal 2022 and fiscal 2021, respectively. For measurement as of September 30, 2023, management has assumed that health care costs will increase at an annual rate of 7.00%, and thereafter decreasing to an ultimate trend rate of 5.00% in 2028.

Table of Contents	THE SCOTTS MIRACLE-GRO COMPANY NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued) (Dollars in millions, except per share data)

The following benefit payments under the plan are expected to be paid by the Company and the retirees for the fiscal years indicated:

	Gross Benefit Payments	Retiree Contributions	Net Company Payments
2024	$1.8	$(0.4)	$1.4
2025	1.8	(0.4)	1.4
2026	1.9	(0.5)	1.4
2027	1.9	(0.6)	1.4
2028	2.0	(0.7)	1.3
2029 – 2033	9.8	(3.8)	6.0

NOTE 12.  DEBT
The components of debt are as follows:

	September 30,
	2023	2022
Credit Facilities:
Revolving loans	$88.3	$300.5
Term loans	925.0	975.0
Senior Notes due 2031 – 4.000%	500.0	500.0
Senior Notes due 2032 – 4.375%	400.0	400.0
Senior Notes due 2029 – 4.500%	450.0	450.0
Senior Notes due 2026 – 5.250%	250.0	250.0
Receivables facility	—	75.0
Finance lease obligations	16.9	28.9
Other	0.4	12.7
Total debt	2,630.6	2,992.1
Less current portions	52.3	144.3
Less unamortized debt issuance costs	20.9	21.6
Long-term debt	$2,557.4	$2,826.2
The Company’s aggregate scheduled maturities of debt, excluding finance lease obligations, are as follows:

2024	$50.4
2025	50.0
2026	50.0
2027	1,113.3
2028	—
Thereafter	1,350.0
$2,613.7
Credit Facilities
On July 5, 2018, the Company entered into a fifth amended and restated credit agreement, which provided the Company and certain of its subsidiaries with five-year senior secured loan facilities in the aggregate principal amount of $2,300.0, comprised of a revolving credit facility of $1,500.0 and a term loan in the original principal amount of $800.0.
On April 8, 2022, the Company entered into the Sixth A&R Credit Agreement, providing the Company and certain of its subsidiaries with five-year senior secured loan facilities in the aggregate principal amount of $2,500.0, comprised of a revolving credit facility of $1,500.0 and a term loan in the original principal amount of $1,000.0. The Sixth A&R Credit Agreement replaced the fifth amended and restated credit agreement and will terminate on April 8, 2027. The Sixth A&R Credit Facilities

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
On July 31, 2023, the Company entered into Amendment No. 2 to the Sixth A&R Credit Agreement. Amendment No. 2 (i) reduces the revolving loan commitments by $250.0; (ii) increases the maximum permitted leverage ratio for the quarterly leverage covenant during the Leverage Adjustment Period; (iii) replaces the interest coverage covenant with a fixed charge coverage covenant; (iv) increases the interest rate applicable to borrowings under the revolving credit facility and the term loan facility by 25 bps for each existing pricing tier and adds a pricing tier applicable to periods when the leverage ratio exceeds 6.00; (v) limits the amount of certain incremental investments, loans and advances to $25.0 during the Leverage Adjustment Period; and (vi) adds the Company’s intellectual property (subject to certain exceptions) as collateral to secure its obligations under the Sixth A&R Credit Agreement. Additionally, Amendment No. 2 limits the Company’s ability to declare or pay any discretionary dividends, distributions or other restricted payments during the Leverage Adjustment Period to only the payment of (i) regularly scheduled cash dividends to holders of its Common Shares in an aggregate amount not to exceed $225.0 per fiscal year and (ii) other dividends, distributions or other restricted payments in an aggregate amount not to exceed $25.0. Amendment No. 2 also subjects the Company’s ability to make certain investments to pro forma compliance with certain leverage levels specified in Amendment No. 2. Pursuant to Amendment No. 2, the Sixth A&R Credit Agreement is secured by (i) a perfected first priority security interest in all of the accounts receivable, inventory, equipment and intellectual property (subject to certain exceptions) of Scotts Miracle-Gro and certain of its domestic subsidiaries and (ii) the pledge of all of the capital stock of certain of Scotts Miracle-Gro’s domestic subsidiaries and a portion of the capital stock of certain of its foreign subsidiaries.
At September 30, 2023, the Company had letters of credit outstanding in the aggregate principal amount of $5.0, and had $1,156.7 of borrowing availability under the Sixth A&R Credit Agreement. The weighted average interest rates on average borrowings under the credit facilities, excluding the impact of interest rate swaps, were 7.6%, 2.8% and 1.9% for fiscal 2023, fiscal 2022 and fiscal 2021, respectively.
The Sixth A&R Credit Agreement contains, among other obligations, an affirmative covenant regarding the Company’s leverage ratio determined as of the end of each of its fiscal quarters calculated as average total indebtedness, divided by the Company’s Adjusted EBITDA. Pursuant to Amendment No. 2, the maximum permitted leverage ratio is (i) 7.75 for the fourth quarter of fiscal 2023, (ii) 8.25 for the first quarter of fiscal 2024, (iii) 7.75 for the second quarter of fiscal 2024, (iv) 6.50 for the third quarter of fiscal 2024, (v) 6.00 for the fourth quarter of fiscal 2024, (vi) 5.50 for the first quarter of fiscal 2025, (vii) 5.25 for the second quarter of fiscal 2025, (viii) 5.00 for the third quarter of fiscal 2025, (ix) 4.75 for the fourth quarter of fiscal 2025 and (x) 4.50 for the first quarter of fiscal 2026 and thereafter. The Company’s leverage ratio was 6.57 at September 30, 2023. Pursuant to Amendment No. 2, the Sixth A&R Credit Agreement also contains an affirmative covenant regarding the Company’s fixed charge coverage ratio determined as of the end of each of its fiscal quarters, calculated as Adjusted EBITDA minus capital expenditures and expense for taxes paid in cash, divided by the sum of interest expense plus restricted payments, as described in Amendment No. 2. The minimum required fixed charge coverage ratio is (i) 0.75 for the fourth quarter of fiscal 2023 through the third quarter of fiscal 2024 and (ii) 1.00 for the fourth quarter of fiscal 2024 and thereafter. The Company’s fixed charge coverage ratio was 1.56 for the twelve months ended September 30, 2023.
As of September 30, 2023, the Company was in compliance with all applicable covenants in the agreements governing its debt. Based on the Company’s projections of its financial performance for the twelve-month period subsequent to the date of the filing of this Form 10-K, the Company expects to remain in compliance with the financial covenants under the Sixth A&R Credit Agreement. However, the Company’s assessment of its ability to meet its future obligations is inherently subjective, judgment-based, and susceptible to change based on future events. A covenant violation may result in an event of default. Such a default would allow the lenders under the Sixth A&R Credit Agreement to accelerate the maturity of the indebtedness

Table of Contents	THE SCOTTS MIRACLE-GRO COMPANY NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued) (Dollars in millions, except per share data)

thereunder and would also implicate cross-default provisions under the Senior Notes, and cause the Senior Notes to become due and payable at that time. As of September 30, 2023, the Company’s indebtedness under the Sixth A&R Credit Agreement and Senior Notes was $2,613.3. The Company does not have sufficient cash on hand or available liquidity that can be utilized to repay these outstanding amounts in the event of default.
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
The Senior Notes contain an affirmative covenant regarding the Company’s interest coverage ratio determined as of the end of each of its fiscal quarters, calculated as Adjusted EBITDA divided by interest expense excluding costs related to refinancings. The minimum required interest coverage ratio is 2.00. The Company’s interest coverage ratio was 2.81 for the twelve months ended September 30, 2023.
Receivables Facility
On April 7, 2017, the Company entered into a Receivables Facility under which the Company could sell a portfolio of available and eligible outstanding customer accounts receivable to the purchasers subject to agreeing to repurchase the receivables on a weekly basis. The eligible accounts receivable consisted of accounts receivable generated by sales to three specified customers. The eligible amount of customer accounts receivables which could be sold under the Receivables Facility was $400.0 and the commitment amount during the seasonal commitment period that began on February 24, 2023 and ended on June 16, 2023 was $160.0. The Receivables Facility expired on August 18, 2023.
The sale of receivables under the Receivables Facility was accounted for as short-term debt and the Company continued to carry the receivables on its Consolidated Balance Sheets, primarily as a result of its requirement to repurchase receivables sold. As of September 30, 2022, there were $75.0 in borrowings on receivables pledged as collateral under the Receivables Facility, and the carrying value of the receivables pledged as collateral was $79.8.

Table of Contents	THE SCOTTS MIRACLE-GRO COMPANY NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued) (Dollars in millions, except per share data)

Interest Rate Swap Agreements
The Company enters into interest rate swap agreements with major financial institutions that effectively convert a portion of the Company’s variable-rate debt to a fixed rate. Interest payments made between the effective date and expiration date are hedged by the swap agreements. Swap agreements that were hedging interest payments as of September 30, 2023 and 2022 had a maximum total U.S. dollar equivalent notional amount of $600.0 and $800.0, respectively. On October 26, 2023, the Company executed an interest rate swap agreement with a notional amount that adjusts in accordance with a specified seasonal schedule, and a maximum notional amount of $100.0. This swap agreement has a fixed rate of 4.74%, an effective date of November 20, 2023 and an expiration date of March 22, 2027. The notional amount, effective date, expiration date and rate of each of the swap agreements outstanding at September 30, 2023 are shown in the table below:

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
Weighted Average Interest Rate
The weighted average interest rates on the Company’s debt, including the impact of interest rate swaps, were 5.4%, 3.6% and 3.7% for fiscal 2023, fiscal 2022 and fiscal 2021, respectively.

NOTE 13.  EQUITY (DEFICIT)
Authorized and issued shares consisted of the following (in millions):

September 30,
	2023	2022
Preferred shares, no par value:
Authorized	0.2 shares	0.2 shares
Issued	0.0 shares	0.0 shares
Common shares, no par value, $0.01 stated value per share:
Authorized	100.0 shares	100.0 shares
Issued	68.1 shares	68.1 shares
In fiscal 1995, The Scotts Company merged with Stern’s Miracle-Gro Products, Inc. (“Miracle-Gro”). At September 30, 2023, the former shareholders of Miracle-Gro, including the Hagedorn Partnership, L.P., owned approximately 24% of Scotts Miracle-Gro’s outstanding Common Shares on a fully diluted basis and, therefore, have the ability to significantly influence the election of directors and other actions requiring the approval of Scotts Miracle-Gro’s shareholders.
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

Table of Contents	THE SCOTTS MIRACLE-GRO COMPANY NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued) (Dollars in millions, except per share data)

Accumulated Other Comprehensive Loss
Changes in AOCL by component were as follows for the fiscal years ended September 30:

	Foreign Currency Translation Adjustments	Net Unrealized Gain (Loss) On Derivative Instruments	Net Unrealized Loss On Securities	Pension and Other Post- Retirement Benefit Adjustments	Accumulated Other Comprehensive Income (Loss)
Balance at September 30, 2020	$(6.2)	$(15.1)	$—	$(77.8)	$(99.1)
Other comprehensive income (loss) before reclassifications	4.5	26.8	(3.1)	6.9	35.1
Amounts reclassified from accumulated other comprehensive net income (loss)	—	7.3	—	0.4	7.7
Income tax benefit (expense)	—	(8.9)	0.8	(1.9)	(10.0)
Net current period other comprehensive income (loss)	4.5	25.2	(2.3)	5.4	32.8
Balance at September 30, 2021	(1.7)	10.2	(2.3)	(72.5)	(66.4)
Other comprehensive income (loss) before reclassifications	(27.2)	40.1	(102.0)	(7.3)	(96.4)
Amounts reclassified from accumulated other comprehensive net income (loss)	—	(9.1)	—	11.7	2.6
Income tax benefit (expense)	—	(7.9)	24.6	(1.1)	15.6
Net current period other comprehensive income (loss)	(27.2)	23.1	(77.4)	3.3	(78.2)
Balance at September 30, 2022	(28.9)	33.3	(79.7)	(69.3)	(144.6)
Other comprehensive income (loss) before reclassifications	7.0	5.6	(34.9)	(2.5)	(24.8)
Amounts reclassified from accumulated other comprehensive net income (loss)	—	(23.3)	101.3	(1.6)	76.4
Income tax benefit (expense)	—	4.5	(25.3)	1.0	(19.8)
Net current period other comprehensive income (loss)	7.0	(13.2)	41.1	(3.1)	31.8
Balance at September 30, 2023	$(21.9)	$20.1	$(38.6)	$(72.4)	$(112.8)
The sum of the components may not equal due to rounding.
Share Repurchases
On February 6, 2020, Scotts Miracle-Gro announced that its Board of Directors authorized the repurchase of up to $750.0 of Common Shares from April 30, 2020 through March 25, 2023. There were no share repurchases under this share repurchase authorization during fiscal 2023 through its expiration on March 25, 2023. During fiscal 2022 and fiscal 2021, Scotts Miracle-Gro repurchased 1.1 million and 0.6 million Common Shares under this share repurchase authorization for $175.0 and $113.1, respectively. Treasury share purchases also include cash paid to tax authorities to satisfy statutory income tax withholding obligations related to share-based compensation of $9.3, $82.9 and $16.3 for fiscal 2023, fiscal 2022 and fiscal 2021, respectively.

Table of Contents	THE SCOTTS MIRACLE-GRO COMPANY NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued) (Dollars in millions, except per share data)

Share-Based Awards
In January 2023, the shareholders of Scotts Miracle-Gro approved an amendment and restatement of The Scotts Miracle-Gro Company Long-Term Incentive Plan. As of September 30, 2023, the Company is authorized under this plan to grant up to approximately 5.6 million Common Shares, which includes an estimate of the number of Common Shares subject to outstanding awards under the plan that terminate, expire, or are cancelled, forfeited, exchanged, or surrendered without having been exercised, vested, or paid. At September 30, 2023, approximately 3.2 million Common Shares were not subject to outstanding awards and were available to underlie the grant of new share-based awards. Common Shares held in treasury totaling 0.4 million, 0.9 million and 0.4 million were reissued in support of share-based compensation awards under this plan and employee purchases under the employee stock purchase plan during fiscal 2023, fiscal 2022 and fiscal 2021, respectively.
Subsequent to September 30, 2023, the Company awarded restricted stock units and stock options representing 1.5 million Common Shares to employees with an estimated grant date fair value of $29.8.
Total share-based compensation was as follows for each of the periods indicated:

	Year Ended September 30,
	2023	2022	2021
Share-based compensation	$68.1	$30.3	$40.6
Related tax benefit recognized	15.6	4.9	7.4
Excess tax benefit (tax deficiency) related to share-based compensation was $(1.5), $14.8 and $18.3 for fiscal 2023, fiscal 2022 and fiscal 2021, respectively.
Stock Options
Stock option activity was as follows:

	No. of Options	Wtd. Avg. Exercise Price	Wtd Avg Remaining Life	Aggregate Intrinsic Value
Awards outstanding at September 30, 2022	528,471	$110.86	4.4 years
Granted	696,268	52.54
Forfeited	(33,556)	115.53
Awards outstanding at September 30, 2023	1,191,183	76.64	6.6 years	$0.8
Exercisable	399,223	66.24	2.2 years	—
The weighted average fair value per share of each option granted during fiscal 2023 and fiscal 2021 was $14.25 and $61.15, respectively. There were no options granted during fiscal 2022. The total intrinsic value of options exercised during fiscal 2021 was $41.8. There were no options exercised during fiscal 2023 or fiscal 2022. As of September 30, 2023, there was $2.9 of total unrecognized pre-tax compensation cost, net of estimated forfeitures, related to nonvested stock options that is expected to be recognized over a weighted-average period of 2.0 years. Cash received from the exercise of stock options, including amounts received from employee purchases under the employee purchase plan, was $2.3, $3.3 and $15.2 for fiscal 2023, fiscal 2022 and fiscal 2021, respectively.
The grant date fair value of stock option awards is estimated using a binomial model. Expected market price volatility is based on implied volatilities from traded options on Common Shares and historical volatility specific to the Common Shares. Historical data, including demographic factors impacting historical exercise behavior, is used to estimate stock option exercises and employee terminations within the valuation model. The risk-free rate for periods within the contractual life of the stock option is based on the U.S. Treasury yield curve in effect at the time of grant. The expected life of stock options is based on historical experience and expectation for grants outstanding. The weighted average assumptions for awards granted in fiscal 2023 are as follows:

Expected volatility	36.8%
Risk-free interest rate	4.3%
Expected dividend yield	3.9%
Expected life	6.1 years

Table of Contents	THE SCOTTS MIRACLE-GRO COMPANY NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued) (Dollars in millions, except per share data)

Restricted share-based awards
Restricted share-based award activity (including restricted stock units and deferred stock units) was as follows:

	No. of Units	Wtd. Avg. Grant Date Fair Value per Unit
Awards outstanding at September 30, 2022	320,575	$143.19
Granted	479,787	59.48
Vested	(140,334)	112.64
Forfeited	(48,190)	85.48
Awards outstanding at September 30, 2023	611,838	89.10
The weighted-average grant-date fair value of restricted stock-based awards granted during fiscal 2023, fiscal 2022 and fiscal 2021 was $59.48, $109.10 and $230.95 per share, respectively. As of September 30, 2023, there was $16.5 of total unrecognized pre-tax compensation cost, net of estimated forfeitures, related to nonvested restricted stock-based awards that is expected to be recognized over a weighted-average period of 1.5 years. The total fair value of restricted stock units and deferred stock units vested during fiscal 2023, fiscal 2022 and fiscal 2021 was $11.2, $28.2 and $41.8, respectively.
Performance-based awards
Performance-based award activity was as follows (based on target award amounts):

	No. of Units	Wtd. Avg. Grant Date Fair Value per Unit
Awards outstanding at September 30, 2022	113,256	$130.94
Granted	707,665	66.00
Vested (a)	(250,586)	69.16
Forfeited	(25,545)	91.56
Awards outstanding at September 30, 2023	544,790	76.85
(a)Vested at a weighted average of 102% of the target performance share units granted.
The weighted-average grant-date fair value of performance-based awards granted during fiscal 2023, fiscal 2022 and fiscal 2021 was $66.00, $132.74 and $236.53 per share, respectively. As of September 30, 2023, there was $1.8 of total unrecognized pre-tax compensation cost, net of estimated forfeitures, related to nonvested performance-based awards that is expected to be recognized over a weighted-average period of 2.4 years. The total fair value of performance-based units vested during fiscal 2023, fiscal 2022 and fiscal 2021 was $17.4, $182.5 and $11.9, respectively.
During fiscal 2023, short-term variable incentive compensation was provided to certain employees as performance-based awards in lieu of a cash-based program. During the third quarter of fiscal 2023, a cumulative adjustment was recognized to share-based compensation expense for certain of these performance-based award units to reflect management’s assessment of a lower probability of achievement of performance goals. During the fourth quarter of fiscal 2023, 0.2 million performance-based awards issued in lieu of a cash-based short-term variable incentive compensation program were modified to remove the specified performance targets. As a result of that modification, the Company recognized $10.6 of additional compensation expense during the fourth quarter of fiscal 2023.
Restricted shares issued to vendor
During fiscal 2023, the Company issued 0.8 million restricted shares, with a weighted-average grant date fair value of $52.44 per share, out of its treasury shares to a vendor in exchange for advertising services. As of September 30, 2023, there was $20.7 of total unrecognized pre-tax compensation cost related to these restricted shares that is expected to be recognized during fiscal 2024.

Table of Contents	THE SCOTTS MIRACLE-GRO COMPANY NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued) (Dollars in millions, except per share data)

NOTE 14.  EARNINGS PER COMMON SHARE
The following table presents information necessary to calculate basic and diluted income per Common Share.

	Year Ended September 30,
	2023	2022	2021
Income (loss) from continuing operations	$(380.1)	$(437.5)	$517.3
Net income attributable to noncontrolling interest	—	—	(0.9)
Income (loss) attributable to controlling interest from continuing operations	(380.1)	(437.5)	516.4
Loss from discontinued operations, net of tax	—	—	(3.9)
Net income (loss) attributable to controlling interest	$(380.1)	$(437.5)	$512.5
Basic income (loss) per common share:
Weighted-average common shares outstanding during the period	56.0	55.5	55.7
Income (loss) from continuing operations	$(6.79)	$(7.88)	$9.27
Loss from discontinued operations	—	—	(0.07)
Basic net income (loss) per common share	$(6.79)	$(7.88)	$9.20
Diluted income (loss) per common share:
Weighted-average common shares outstanding during the period	56.0	55.5	55.7
Dilutive potential common shares	—	—	1.5
Weighted-average number of common shares outstanding and dilutive potential common shares	56.0	55.5	57.2
Income (loss) from continuing operations	$(6.79)	$(7.88)	$9.03
Loss from discontinued operations	—	—	(0.07)
Diluted net income (loss) per common share	$(6.79)	$(7.88)	$8.96

Antidilutive stock options outstanding	0.4	0.2	0.1
Diluted average common shares used in the diluted loss per common share calculation for fiscal 2023 and fiscal 2022 were 56.0 million and 55.5 million, respectively, which excluded potential Common Shares of 0.4 million and 0.6 million, respectively, because the effect of their inclusion would be anti-dilutive as the Company incurred a net loss for fiscal 2023 and 2022.

Table of Contents	THE SCOTTS MIRACLE-GRO COMPANY NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued) (Dollars in millions, except per share data)

NOTE 15.  INCOME TAXES
The provision (benefit) for income taxes allocated to continuing operations consisted of the following:

	Year Ended September 30,
	2023	2022	2021
Current:
Federal	$3.7	$22.8	$113.7
State	0.6	9.3	31.6
Foreign	1.6	8.7	2.7
Total current	5.9	40.8	148.0
Deferred:
Federal	(62.1)	(125.5)	9.1
State	(5.2)	(23.3)	1.5
Foreign	(11.8)	(12.6)	1.2
Total deferred	(79.1)	(161.4)	11.8
Income tax expense (benefit) from continuing operations	$(73.2)	$(120.6)	$159.8
The domestic and foreign components of income (loss) from continuing operations before income taxes were as follows:

	Year Ended September 30,
	2023	2022	2021
Domestic	$(376.2)	$(427.3)	$670.2
Foreign	(77.1)	(130.8)	6.9
Income (loss) from continuing operations before income taxes	$(453.3)	$(558.1)	$677.1
A reconciliation of the federal corporate income tax rate and the effective tax rate on income (loss) from continuing operations before income taxes is summarized below:

	Year Ended September 30,
	2023	2022	2021
Statutory income tax rate	21.0%	21.0%	21.0%
Effect of foreign operations	0.2	(1.6)	(0.2)
State taxes, net of federal benefit	3.2	2.6	3.9
Effect of other permanent differences	(0.8)	2.8	(1.1)
Research and Experimentation and other federal tax credits	0.2	0.2	(0.2)
Effect of tax contingencies	0.1	(1.8)	—
Change in valuation allowances	(8.7)	(0.9)	0.1
Other	1.0	(0.7)	0.1
Effective income tax rate	16.2%	21.6%	23.6%

Table of Contents	THE SCOTTS MIRACLE-GRO COMPANY NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued) (Dollars in millions, except per share data)

Deferred income taxes arise from temporary differences between financial reporting and tax reporting bases of assets and liabilities, and operating loss and tax credit carryforwards for tax purposes. The components of the deferred income tax assets and liabilities were as follows:

	September 30,
	2023	2022
DEFERRED TAX ASSETS
Intangible assets	$79.2	$60.8
Lease liabilities	70.0	70.7
Net operating loss carryovers	67.3	21.7
Accrued liabilities	48.7	80.8
Interest limitation carryforward	35.9	—
Convertible debt investments	33.4	25.3
Inventories	26.1	43.2
Foreign tax credit carryovers	16.3	15.0
Outside basis difference in equity investments	10.4	—
Accounts receivable	8.9	8.7
Other	14.9	12.5
Gross deferred tax assets	411.1	338.7
Valuation allowance	(87.7)	(40.7)
Total deferred tax assets	323.4	298.0
DEFERRED TAX LIABILITIES
Property, plant and equipment	(62.7)	(65.8)
Lease right-of-use assets	(62.1)	(68.6)
Derivative contracts	(5.8)	(10.5)
Outside basis difference in equity investments	—	(14.8)
Other	(4.1)	(3.3)
Total deferred tax liabilities	(134.7)	(163.0)
Net deferred tax asset	$188.7	$135.0
At September 30, 2023 and 2022, after netting by taxing jurisdiction, net deferred tax assets of $189.8 and $143.5, respectively, were recorded in the “Other assets” line in the Consolidated Balance Sheets, and net deferred tax liabilities of $1.1 and $8.5, respectively, were recorded in the “Other liabilities” line in the Consolidated Balance Sheets.
GAAP requires that a valuation allowance be recorded against a deferred tax asset if it is more likely than not that the tax benefit associated with the asset will not be realized in the future. As shown in the table above, valuation allowances were recorded against $87.7 and $40.7 of deferred tax assets as of September 30, 2023 and 2022, respectively. Most of these valuation allowances relate to losses on convertible debt investments, credits, and net operating losses (“NOLs”), as explained further below.
Deferred tax assets related to unrealized losses on convertible debt investments were $33.4 and $25.3 at September 30, 2023 and 2022, respectively. A full valuation allowance has been established against these losses at September 30, 2023 as the Company does not expect to utilize them prior to their expiration.
Deferred tax assets related to foreign tax credits were $16.3 and $15.0 at September 30, 2023 and 2022, respectively. A full valuation allowance has been established against these foreign tax credits at September 30, 2023 as the Company does not expect to utilize them prior to their expiration. Tax benefits associated with state tax credits will also expire if not utilized and amounted to $1.4 at September 30, 2023 and 2022. A valuation allowance in the amount of $1.3 has been established at September 30, 2023 related to state credits the Company does not expect to utilize.
Deferred tax assets related to certain federal NOLs subject to limitation under IRC §382 from current and prior ownership changes were $10.5 and $10.7 at September 30, 2023 and 2022, respectively. These NOLs will be subject to expiration gradually from fiscal year end 2023 through fiscal year end 2032. The Company determined that $10.2 of these deferred tax assets will expire unutilized due to the closing of statutes of limitation and has established a valuation allowance accordingly at September 30, 2023. The Company had deferred tax assets related to federal NOLs not subject to limitation of $33.3 at September 30, 2023, which can be utilized to reduce future years' tax liabilities.

Table of Contents	THE SCOTTS MIRACLE-GRO COMPANY NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued) (Dollars in millions, except per share data)

Deferred tax assets related to foreign NOLs of certain controlled foreign corporations were $8.3 and $3.7 as of September 30, 2023 and 2022, respectively. Due to a history of losses, a valuation allowance of $6.4 has been established against these deferred tax assets as of September 30, 2023. A valuation allowance has also been established against deferred tax assets related to other foreign items of $11.0 at September 30, 2023.
Deferred tax assets related to state NOLs were $15.2 and $7.3 as of September 30, 2023 and 2022, respectively, with carryforward periods ranging from 5 to 20 years. Any losses not utilized within a specific state’s carryforward period will expire. A valuation allowance was recorded against $6.9 of these deferred tax assets as of September 30, 2023 for state NOLs that the Company does not expect to realize within their respective carryforward periods. A valuation allowance has also been established against deferred tax assets related to other state items of $2.2 at September 30, 2023.
As of September 30, 2023, the Company maintains its assertions of indefinite reinvestment of the earnings of all material foreign subsidiaries.
The Company had $34.6, $35.8 and $24.1 of gross unrecognized tax benefits related to uncertain tax positions at September 30, 2023, 2022 and 2021, respectively. Included in the September 30, 2023, 2022 and 2021 balances were $31.1, $31.5 and $19.9, respectively, of unrecognized tax benefits that, if recognized, would have an impact on the effective tax rate.
A reconciliation of the unrecognized tax benefits is as follows:

	Year Ended September 30,
	2023	2022	2021
Balance at beginning of year	$35.8	$24.1	$30.2
Additions for tax positions of the current year	0.2	11.3	0.3
Additions for tax positions of prior years	3.8	2.2	6.1
Reductions for tax positions of prior years	(0.2)	(2.5)	(5.9)
Settlements with tax authorities	(0.1)	1.3	0.2
Expiration of statutes of limitation	(4.9)	(0.6)	(6.8)
Balance at end of year	$34.6	$35.8	$24.1

The Company continues to recognize accrued interest and penalties related to unrecognized tax benefits as a component of the provision for income taxes. As of September 30, 2023, 2022 and 2021, the Company had $3.9, $3.2 and $2.7, respectively, accrued for the payment of interest that, if recognized, would impact the effective tax rate. The Company had $1.3, $1.6 and $1.6 accrued for the payment of penalties as of September 30, 2023, 2022 and 2021, respectively.
Scotts Miracle-Gro or one of its subsidiaries files income tax returns in the U.S. federal jurisdiction and various state, local and foreign jurisdictions. Subject to the following exceptions, the Company is no longer subject to examination by these tax authorities for fiscal years prior to 2020. There are currently no ongoing audits with respect to the U.S. federal jurisdiction. With respect to the foreign jurisdictions, a German audit covering fiscal years 2018 through 2020 and a Canadian audit covering fiscal years 2020 through 2021 are in process. The Company is currently under examination by certain U.S. state and local tax authorities covering various periods from fiscal years 2018 through 2021. In addition to the aforementioned audits, certain other tax deficiency notices and refund claims for previous years remain unresolved.
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
Exchange Rate Risk Management
The Company uses currency forward contracts to manage the exchange rate risk associated with intercompany loans and certain other balances denominated in foreign currencies. Currency forward contracts are valued using observable forward rates in commonly quoted intervals for the full term of the contracts. The notional amount of outstanding currency forward contracts was $123.1 and $178.6 at September 30, 2023 and 2022, respectively. Contracts outstanding at September 30, 2023 will mature over the next fiscal quarter.
Interest Rate Risk Management
The Company enters into interest rate swap agreements as a means to hedge its variable interest rate risk on debt instruments. Net amounts to be received or paid under the swap agreements are reflected as adjustments to interest expense. The Company has outstanding interest rate swap agreements with major financial institutions that effectively convert a portion of the Company’s variable-rate debt to a fixed rate. Interest rate swap agreements are valued based on the present value of the estimated future net cash flows using implied rates in the applicable yield curve as of the valuation date. Swap agreements that were hedging interest payments as of September 30, 2023 and 2022 had a maximum total U.S. dollar equivalent notional amount of $600.0 and $800.0, respectively. Refer to “NOTE 12. DEBT” for the terms of the swap agreements outstanding at September 30, 2023. Included in the AOCL balance at September 30, 2023 was a gain of $12.3 related to interest rate swap agreements that is expected to be reclassified to earnings during the next twelve months, consistent with the timing of the underlying hedged transactions.
Commodity Price Risk Management
The Company enters into hedging arrangements designed to fix the price of a portion of its projected future urea and diesel requirements. Commodity contracts are valued using observable commodity exchange prices in active markets. Included in the AOCL balance at September 30, 2023 was a loss of $3.2 related to commodity hedges that is expected to be reclassified to earnings during the next twelve months, consistent with the timing of the underlying hedged transactions.
The Company had the following outstanding commodity contracts that were entered into to hedge forecasted purchases:

September 30,
	2023	2022
Commodity
Urea	52,500 tons	54,000 tons
Diesel	1,974,000 gallons	3,150,000 gallons
Heating Oil	966,000 gallons	1,218,000 gallons

Table of Contents	THE SCOTTS MIRACLE-GRO COMPANY NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued) (Dollars in millions, except per share data)

Fair Values of Derivative Instruments
The fair values of the Company’s derivative instruments, which represent Level 2 fair value measurements, were as follows:

		Assets / (Liabilities)
		2023	2022
Derivatives Designated as Hedging Instruments	Balance Sheet Location	Fair Value
Interest rate swap agreements	Prepaid and other current assets	$16.7	$12.8
	Other assets	14.7	18.2
Commodity hedging instruments	Prepaid and other current assets	2.3	2.4
Total derivatives designated as hedging instruments		$33.7	$33.4

Derivatives Not Designated as Hedging Instruments	Balance Sheet Location
Currency forward contracts	Prepaid and other current assets	$5.6	$3.4
Commodity hedging instruments	Prepaid and other current assets	0.9	0.4
Total derivatives not designated as hedging instruments		6.5	3.8
Total derivatives		$40.2	$37.2
The effect of derivative instruments on AOCL, net of tax, and the Consolidated Statements of Operations for the years ended September 30 was as follows:

	Amount of Gain / (Loss) Recognized in AOCL
Derivatives in Cash Flow Hedging Relationships	2023	2022
Interest rate swap agreements	$11.3	$24.1
Commodity hedging instruments	(7.1)	5.8
Total	$4.2	$29.9

	Reclassified from AOCL into	Amount of Gain / (Loss)
Derivatives in Cash Flow Hedging Relationships	Statement of Operations	2023	2022
Interest rate swap agreements	Interest expense	$11.5	$(2.1)
Commodity hedging instruments	Cost of sales	5.9	8.9
Total		$17.4	$6.8

	Recognized in	Amount of Gain / (Loss)
Derivatives Not Designated as Hedging Instruments	Statement of Operations	2023	2022
Currency forward contracts	Other income / expense, net	$(14.7)	$17.9
Commodity hedging instruments	Cost of sales	1.2	10.5
Total		$(13.5)	$28.4

Table of Contents	THE SCOTTS MIRACLE-GRO COMPANY NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued) (Dollars in millions, except per share data)

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
Other
Investment securities in non-qualified retirement plan assets are valued using observable market prices in active markets. Loans receivable were carried at outstanding principal amount. The estimated fair value was determined using an income-based approach, which included market participant expectations of cash flows over the remaining useful life discounted to present value using an appropriate discount rate. The estimate required subjective assumptions to be made, including those related to credit risk and discount rates.
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
Debt Instruments
Debt instruments are recorded at cost. The interest rate on borrowings under the Sixth A&R Credit Agreement fluctuates in accordance with the terms of the Sixth A&R Credit Agreement and thus the carrying value is a reasonable estimate of fair value. The fair values of the 4.000% Senior Notes, 4.375% Senior Notes, 4.500% Senior Notes and 5.250% Senior Notes are determined based on quoted market prices. The interest rate on the short-term debt associated with accounts receivable pledged under the Receivables Facility fluctuated in accordance with the terms of the Receivables Facility and thus the carrying value is a reasonable estimate of fair value.

Table of Contents	THE SCOTTS MIRACLE-GRO COMPANY NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued) (Dollars in millions, except per share data)

The following table summarizes the fair value of the Company’s assets and liabilities for which disclosure of fair value is required:

		2023		2022
	Fair Value Hierarchy Level	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Assets
Cash equivalents	Level 1	$1.2	$1.2	$64.3	$64.3
Other
Investment securities in non-qualified retirement plan assets	Level 1	36.3	36.3	38.4	38.4
Loans receivable	Level 3	—	—	32.8	32.8
Convertible debt investments	Level 3	85.8	85.8	117.0	117.0

Liabilities
Debt instruments
Credit facilities – revolving loans	Level 2	88.3	88.3	300.5	300.5
Credit facilities – term loans	Level 2	925.0	925.0	975.0	975.0
Senior Notes due 2031 – 4.000%	Level 2	500.0	380.0	500.0	350.6
Senior Notes due 2032 – 4.375%	Level 2	400.0	304.0	400.0	284.0
Senior Notes due 2029 – 4.500%	Level 2	450.0	366.8	450.0	325.7
Senior Notes due 2026 – 5.250%	Level 2	250.0	233.1	250.0	230.0
Receivables facility	Level 2	—	—	75.0	75.0
Other debt	Level 2	0.4	0.4	12.7	12.7
Changes in the balance of Level 3 convertible debt investments carried at fair value are presented below. There were no transfers into or out of Level 3.

	Year Ended September 30,
	2023	2022
Fair value at beginning of year	$117.0	$190.3
Purchases	—	25.0
Total realized / unrealized gains (losses) included in net earnings	(97.6)	3.7
Total realized / unrealized gains (losses) included in OCI	66.4	(102.0)
Fair value at end of year	$85.8	$117.0
During fiscal 2023, the Company recognized a non-cash, pre-tax other-than-temporary impairment charge related to its convertible debt investments of $101.3 in the “Impairment, restructuring and other” line in the Consolidated Statements of Operations. This charge was driven by revisions to the Company’s internal forecasts of cash flows expected to be collected from its convertible debt investments resulting from the accumulation of adverse conditions impacting the cannabis market, including both federal and state level regulatory considerations and persistent industry oversupply conditions.
The amortized cost basis of convertible debt investments was $225.8 and $222.1 at September 30, 2023 and 2022, respectively. At September 30, 2023 and 2022, gross unrealized losses on convertible debt investments were $140.0 and $105.1, respectively, and there were no gross unrealized gains. These investments have been in a continuous unrealized loss position for greater than 12 months as of September 30, 2023. The allowance for expected credit losses was $101.3 and $0.0 at September 30, 2023 and 2022, respectively. At September 30, 2023, the period until scheduled maturity of the Company’s convertible debt investments was between 3.9 years and 6.0 years.

Table of Contents	THE SCOTTS MIRACLE-GRO COMPANY NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued) (Dollars in millions, except per share data)

Credit losses on convertible debt investments are measured based on the present value of expected future cash flows compared to amortized cost. Impairment losses are recognized through an allowance and recoveries of previously impaired amounts are recorded as an immediate reversal of all or a portion of the allowance. In addition, the allowance for expected credit losses cannot cause the amortized cost net of the allowance to be below fair value. A progression of the allowance for expected credit losses on convertible debt investments is shown below:

Year Ended September 30, 2023

Balance at beginning of year	$—
Provision for expected credit losses on securities with no previous allowance	101.3
Balance at end of year	$101.3

NOTE 18.  LEASES
The Company leases certain property and equipment from third parties under various non-cancelable lease agreements, including industrial, commercial and office properties and equipment that support the management, manufacturing, distribution and research and development of products marketed and sold by the Company. The lease agreements generally require that the Company pay taxes, insurance and maintenance expenses related to the leased assets. At September 30, 2023, the Company had entered into operating leases that were yet to commence with a combined total expected lease liability of $54.1. From time to time, the Company will sublease portions of its facilities, resulting in sublease income. Sublease income and the related cash flows were not material to the consolidated financial statements for fiscal 2023.
The Company leases certain vehicles (primarily cars and light trucks) under agreements that are cancellable after the first year, but typically continue on a month-to-month basis until canceled by the Company. The vehicle leases and certain other non-cancelable operating leases contain residual value guarantees that create a contingent obligation on the part of the Company to compensate the lessor if the leased asset cannot be sold for an amount in excess of a specified minimum value at the conclusion of the lease term. If all such vehicle leases had been canceled as of September 30, 2023, the Company’s residual value guarantee would have approximated $5.2.
Supplemental balance sheet information related to the Company’s leases was as follows:

	Balance Sheet Location	September 30, 2023	September 30, 2022
Operating leases:
Right-of-use assets	Other assets	$262.6	$288.9

Current lease liabilities	Other current liabilities	76.4	76.2
Non-current lease liabilities	Other liabilities	220.1	223.2
Total operating lease liabilities		$296.5	$299.4

Finance leases:
Right-of-use assets	Property, plant and equipment, net	$14.5	$26.4

Current lease liabilities	Current portion of debt	1.9	6.4
Non-current lease liabilities	Long-term debt	15.0	22.5
Total finance lease liabilities		$16.9	$28.9

Table of Contents	THE SCOTTS MIRACLE-GRO COMPANY NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued) (Dollars in millions, except per share data)

Components of lease cost were as follows:

	Year Ended September 30,
	2023	2022	2021
Operating lease cost (a)	$92.3	$86.7	$70.3
Variable lease cost	28.6	35.9	29.4

Finance lease cost
Amortization of right-of-use assets	3.0	6.4	6.0
Interest on lease liabilities	0.8	1.2	1.4
Total finance lease cost	$3.8	$7.6	$7.4
(a)Operating lease cost includes amortization of right-of-use assets of $81.0, $75.3 and $62.3 for fiscal 2023, fiscal 2022 and fiscal 2021, respectively. Short-term lease expense is excluded from operating lease cost and was $6.6, $19.1 and $22.8 for fiscal 2023, fiscal 2022 and fiscal 2021, respectively.
Supplemental cash flow information and non-cash activity related to the Company’s leases were as follows:

	Year Ended September 30,
	2023	2022	2021
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases, net	$93.0	$83.9	$66.9
Operating cash flows from finance leases	0.8	1.2	1.4
Financing cash flows from finance leases	2.7	5.9	5.3

Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$90.4	$71.9	$200.0
Finance leases	—	1.5	2.6
Weighted-average remaining lease term and discount rate for the Company’s leases were as follows:

	September 30, 2023	September 30, 2022
Weighted-average remaining lease term (in years):
Operating leases	5.4	4.9
Finance leases	9.5	7.3

Weighted-average discount rate:
Operating leases	5.2%	3.5%
Finance leases	4.4%	4.3%
Maturities of lease liabilities by fiscal year for the Company’s leases as of September 30, 2023 were as follows:

Year	Operating Leases	Finance Leases
2024	$88.9	$2.6
2025	73.8	2.5
2026	55.1	2.1
2027	31.4	1.8
2028	22.8	1.6
Thereafter	72.8	10.2
Total lease payments	344.8	20.8
Less: Imputed interest	(48.3)	(3.9)
Total lease liabilities	$296.5	$16.9

Table of Contents	THE SCOTTS MIRACLE-GRO COMPANY NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued) (Dollars in millions, except per share data)

On September 21, 2022, the Company completed an asset sale-leaseback transaction relating to a facility in Vancouver, Washington. The Company received proceeds of $44.7, net of selling costs, and the asset had a carrying value of $36.7, resulting in a gain of $8.0 on the transaction which was recorded in the “Impairment, restructuring and other” line in the Consolidated Statements of Operations during fiscal 2022. The leaseback has a term of 3 years and is accounted for as an operating lease.

NOTE 19.  COMMITMENTS
At September 30, 2023, the Company had the following unconditional purchase obligations by purchase date that have not been recognized in the Consolidated Balance Sheet:

2024	$349.8
2025	185.7
2026	136.2
2027	52.1
2028	24.5
Thereafter	51.1
$799.4

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
Regulatory Matters
At September 30, 2023, the Company had recorded liabilities of $2.7 for environmental actions, the majority of which are for site remediation. The Company believes that the amounts accrued are adequate to cover such known environmental exposures based on current facts and estimates of likely outcomes. Although it is reasonably possible that the costs to resolve such known environmental exposures will exceed the amounts accrued, any variation from accrued amounts is not expected to be material.
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

NOTE 21.  SEGMENT INFORMATION
The Company divides its operations into three reportable segments: U.S. Consumer, Hawthorne and Other. U.S. Consumer consists of the Company’s consumer lawn and garden business in the United States. Hawthorne consists of the Company’s indoor and hydroponic gardening business. Other primarily consists of the Company’s consumer lawn and garden business in Canada. This identification of reportable segments is consistent with how the segments report to and are managed by the chief operating decision maker of the Company. In addition, Corporate consists of general and administrative expenses and certain other income and expense items not allocated to the business segments.
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
The following tables present financial information for the Company’s reportable segments for the periods indicated:

	Year Ended September 30,
	2023	2022	2021
Net Sales:
U.S. Consumer	$2,843.7	$2,928.8	$3,197.7
Hawthorne	467.3	716.2	1,424.2
Other	240.3	279.1	303.1
Consolidated	$3,551.3	$3,924.1	$4,925.0
Segment Profit (Loss):
U.S. Consumer	$454.1	$568.6	$726.7
Hawthorne	(48.1)	(21.1)	163.8
Other	12.4	20.2	42.1
Total Segment Profit	418.4	567.7	932.6
Corporate	(101.6)	(112.4)	(149.7)
Intangible asset amortization	(25.2)	(37.1)	(30.9)
Impairment, restructuring and other	(466.0)	(852.2)	(29.0)
Equity in income (loss) of unconsolidated affiliates	(101.1)	(12.9)	14.4
Interest expense	(178.1)	(118.1)	(78.9)
Other non-operating income, net	0.3	6.9	18.6
Income (loss) from continuing operations before income taxes	$(453.3)	$(558.1)	$677.1
Depreciation and amortization:
U.S. Consumer	$58.2	$55.8	$48.6
Hawthorne	25.8	34.8	30.3
Other	5.6	7.0	7.0
Corporate	2.9	7.6	7.9
	$92.5	$105.2	$93.8
Capital expenditures:
U.S. Consumer	$79.6	$97.4	$78.3
Hawthorne	8.5	12.4	25.0
Other	4.7	3.7	3.6
	$92.8	$113.5	$106.9

Table of Contents	THE SCOTTS MIRACLE-GRO COMPANY NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued) (Dollars in millions, except per share data)

	September 30,
	2023	2022
Total assets:
U.S. Consumer	$2,296.2	$2,454.4
Hawthorne	581.6	1,061.5
Other	189.8	197.1
Corporate	346.1	583.8
Consolidated	$3,413.7	$4,296.8

The following table presents net sales by product category for the periods indicated:

	Year Ended September 30,
	2023	2022	2021
U.S. Consumer:
Growing media and mulch	$1,223.7	$1,192.6	$1,286.7
Lawn care	897.4	973.6	1,060.6
Controls	362.9	382.2	402.4
Roundup® marketing agreement	138.7	132.3	145.2
Other, primarily gardening	221.0	248.1	302.8
Hawthorne:
Lighting	165.9	200.0	452.4
Nutrients	105.3	148.0	324.7
Growing environment	72.5	143.7	264.0
Growing media	67.5	119.0	192.6
Other, primarily hardware	56.1	105.5	190.5
Other:
Growing media	93.0	96.6	116.7
Lawn care	75.8	92.9	99.2
Other, primarily gardening and controls	71.5	89.6	87.2
Total net sales	$3,551.3	$3,924.1	$4,925.0
The Company’s two largest customers accounted for the following percentages of net sales for the fiscal years ended September 30:

	Percentage of Net Sales
	2023	2022	2021
Home Depot	29%	28%	24%
Lowe’s	18%	15%	15%
Accounts receivable for these two largest customers as a percentage of consolidated accounts receivable were 41% and 46% as of September 30, 2023 and 2022, respectively.

Table of Contents	THE SCOTTS MIRACLE-GRO COMPANY NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued) (Dollars in millions, except per share data)

The following table presents net sales by geographic area for the periods indicated:

	Year Ended September 30,
	2023	2022	2021
Net sales:
United States	$3,209.5	$3,554.6	$4,507.0
International	341.8	369.5	418.0
	$3,551.3	$3,924.1	$4,925.0
Other than the United States, no other country accounted for more than 10% of the Company’s net sales for any period presented above.
The following table presents long-lived assets (property, plant and equipment and finite-lived intangibles) by geographic area:

	September 30,
	2023	2022
Long-lived assets:
United States	$644.4	$753.3
International	78.7	109.0
	$723.1	$862.3

Schedule II—Valuation and Qualifying Accounts
for the fiscal year ended September 30, 2023

Column A	Column B	Column C	Column D	Column E	Column F
Classification	Balance at Beginning of Period	Additions Other	Additions Charged to Expense	Deductions Credited and Write-Offs	Balance at End of Period
	(In millions)
Valuation and qualifying accounts deducted from the assets to which they apply:
Allowance for expected credit losses	$14.4	$—	$109.6	$(7.6)	$116.4
Income tax valuation allowance	40.7	9.5	37.8	(0.3)	87.7

Schedule II—Valuation and Qualifying Accounts
for the fiscal year ended September 30, 2022

Column A	Column B	Column C	Column D	Column E	Column F
Classification	Balance at Beginning of Period	Additions Other	Additions Charged to Expense	Deductions Credited and Write-Offs	Balance at End of Period
	(In millions)
Valuation and qualifying accounts deducted from the assets to which they apply:
Allowance for expected credit losses	$16.8	$—	$5.8	$(8.2)	$14.4
Income tax valuation allowance	32.3	—	9.0	(0.6)	40.7

Schedule II—Valuation and Qualifying Accounts
for the fiscal year ended September 30, 2021

Column A	Column B	Column C	Column D	Column E	Column F
Classification	Balance at Beginning of Period	Additions Other	Additions Charged to Expense	Deductions Credited and Write-Offs	Balance at End of Period
	(In millions)
Valuation and qualifying accounts deducted from the assets to which they apply:
Allowance for expected credit losses	$7.5	$—	$11.1	$(1.8)	$16.8
Income tax valuation allowance	33.8	—	3.0	(4.5)	32.3

The Scotts Miracle-Gro Company
Index to Exhibits

		Incorporated by Reference
Exhibit No.	Description	Form	Exhibit	Filing Date	Filed Herewith
3.1(a)	Initial Articles of Incorporation of The Scotts Miracle-Gro Company filed on November 22, 2004	8-K	3.1	March 24, 2005
3.1(b)	Certificate of Amendment by Shareholders to Articles of Incorporation of The Scotts Miracle-Gro Company filed on March 18, 2005	8-K	3.2	March 24, 2005
3.2	Code of Regulations of The Scotts Miracle-Gro Company	8-K	3.3	March 24, 2005
4.1(a)	Indenture, dated as of December 15, 2016, by and among The Scotts Miracle-Gro Company, the Guarantors (as defined therein) and U.S. Bank National Association, as trustee	8-K	4.1	December 16, 2016
4.1(b)	First Supplemental Indenture, dated July 17, 2018, by and among The Scotts Miracle-Gro Company, the Guarantors (as defined therein) and U.S. Bank National Association, as trustee	10-Q	10.4	August 8, 2018
4.1(c)	Second Supplemental Indenture, dated March 24, 2020, by and among The Scotts Miracle-Gro Company, the Guarantors (as defined therein) and U.S. Bank National Association, as trustee	10-Q	4.2	May 6, 2020
4.1(d)	Third Supplemental Indenture, dated March 29, 2021, by and among The Scotts Miracle-Gro Company, the Guarantors (as defined therein) and U.S. Bank National Association, as trustee	10-Q	4.2	May 12, 2021
4.1(e)	Fourth Supplemental Indenture, dated June 24, 2021, by and among The Scotts Miracle-Gro Company, the Guarantors (as defined therein) and U.S. Bank National Association, as trustee	10-Q	4.1	August 11, 2021
4.1(f)	Form of 5.250% Senior Notes due 2026 (included in Exhibit 4.1)	8-K	4.2	December 16, 2016
4.2(a)	Indenture, dated as of October 22, 2019, by and among The Scotts Miracle-Gro Company, the Guarantors (as defined therein) and U.S. Bank National Association, as trustee	8-K	4.1	October 28, 2019
4.2(b)	First Supplemental Indenture, dated March 24, 2020, by and among The Scotts Miracle-Gro Company, the Guarantors (as defined therein) and U.S. Bank National Association, as trustee	10-Q	4.1	May 6, 2020
4.2(c)	Second Supplemental Indenture, dated March 29, 2021, by and among The Scotts Miracle-Gro Company, the Guarantors (as defined therein) and U.S. Bank National Association, as trustee	10-Q	4.3	May 12, 2021
4.2(d)	Third Supplemental Indenture, dated June 24, 2021, by and among The Scotts Miracle-Gro Company, the Guarantors (as defined therein) and U.S. Bank National Association, as trustee	10-Q	4.2	August 11, 2021
4.2(e)	Form of 4.500% Senior Notes due 2029 (included in Exhibit 4.1)	8-K	4.2	October 28, 2019
4.3(a)	Indenture, dated as of March 17, 2021, by and among The Scotts Miracle-Gro Company, the Guarantors (as defined therein) and U.S. Bank National Association, as trustee	8-K	4.1	March 17, 2021
4.3(b)	First Supplemental Indenture, dated as of June 24, 2021, by and among The Scotts Miracle-Gro Company, the Guarantors (as defined therein) and U.S. Bank National Association, as trustee	10-Q	4.3	August 11, 2021
4.3(c)	Form of 4.000% Senior Notes due 2031 (included in Exhibit 4.1)	8-K	4.2	March 17, 2021
4.4(a)	Indenture, dated as of August 13, 2021, by and among The Scotts Miracle-Gro Company, the Guarantors (as defined therein) and U.S. Bank National Association, as trustee	8-K	4.1	August 13, 2021
4.4(b)	Form of 4.375% Senior Notes due 2032 (included in Exhibit 4.1)	8-K	4.2	August 13, 2021
4.5	Agreement to furnish copies of instruments and agreements defining rights of holders of long-term debt				X
4.6	Description of Capital Stock	10-K	4.4	November 27, 2019

		Incorporated by Reference
Exhibit No.	Description	Form	Exhibit	Filing Date	Filed Herewith
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
10.1(a)(iii)
Amendment No. 2, dated July 31, 2023, to Sixth Amended and Restated Credit Agreement, dated as of April 8, 2022, by and among The Scotts Miracle-Gro Company, as a Borrower; the Subsidiary Borrowers (as defined therein); JPMorgan Chase Bank, N.A., as Administrative Agent; Wells Fargo Bank, National Association, Mizuho Bank, Ltd. and Bank of America, N.A., as Co-Syndication Agents; CoBank, ACB, Fifth Third Bank, National Association, Coöperatieve Rabobank U.A., New York Branch, Sumitomo Mitsui Banking Corporation, TD Bank N.A. and Truist Bank, as Co-Documentation Agents; and the several other banks and other financial institutions from time to time parties thereto
					X
10.1(b)(i)	Sixth Amended and Restated Guarantee and Collateral Agreement, dated as of April 8, 2022, made by The Scotts Miracle-Gro Company, each domestic Subsidiary Borrower under the Sixth Amended and Restated Credit Agreement, and certain of its and their domestic subsidiaries, in favor of JPMorgan Chase Bank, N.A., as Administrative Agent	8-K	10.2	April 14, 2022
10.1(b)(ii)
Amendment No. 1, dated July 31, 2023, to Sixth Amended and Restated Guarantee and Collateral Agreement, dated as of April 8, 2022, made by The Scotts Miracle-Gro Company, each domestic Subsidiary Borrower under the Sixth Amended and Restated Credit Agreement, and certain of its and their domestic subsidiaries, in favor of JPMorgan Chase Bank, N.A., as Administrative Agent
					X
10.2(a)†	The Scotts Miracle-Gro Company Long-Term Incentive Plan (reflects amendment and restatement of plan formerly known as The Scotts Miracle-Gro Company 2006 Long-Term Incentive Plan) [January 17, 2013 through January 26, 2017 version]	8-K	10.1	January 24, 2013
10.2(b)†	Form of Standard Nonqualified Stock Option Award Agreement for Employees used to evidence grants made under The Scotts Miracle-Gro Company Long-Term Incentive Plan [January 17, 2013 through January 26, 2017 version]	10-Q	10.7	May 7, 2015
10.3(a)†	The Scotts Miracle-Gro Company Long-Term Incentive Plan [January 27, 2017 through January 23, 2022 version]	8-K	10.1	January 30, 2017
10.3(b)†
Form of Standard Restricted Stock Unit Award Agreement for Employees used to evidence grants which may be made under The Scotts Miracle-Gro Company Long-Term Incentive Plan [January 27, 2017 through January 23, 2022 version]
					X
10.3(c)†
Form of Standard Nonqualified Stock Option Award Agreement for Employees used to evidence grants which may be made under The Scotts Miracle-Gro Company Long-Term Incentive Plan [January 27, 2017 through January 23, 2022 version]
					X

		Incorporated by Reference
Exhibit No.	Description	Form	Exhibit	Filing Date	Filed Herewith
10.3(d)†
Form of Deferred Stock Unit Award Agreement for Non-Employee Directors Retainer Deferrals (with Related Dividend Equivalents) used to evidence grants which may be made under The Scotts Miracle-Gro Company Long-Term Incentive Plan [January 27, 2017 through January 23, 2022 version]
		10-K	10.3(g)	November 29, 2018
10.3(e)†
Form of Standard Deferred Stock Unit Award Agreement for Non-Employee Directors (with Related Dividend Equivalents) used to evidence grants which may be made under The Scotts Miracle-Gro Company Long-Term Incentive Plan [January 27, 2017 through January 23, 2022 version]
					X
10.4(a)†	The Scotts Miracle-Gro Company Long-Term Incentive Plan [January 24, 2022 through January 22, 2023]	8-K	10.1	January 27, 2022
10.4(b)†
Form of Standard Performance Unit Award Agreement for Employees used to evidence grants which may be made under The Scotts Miracle-Gro Long-Term Incentive Plan [January 24, 2022 through January 22, 2023]
		10-K	10.4(b)	November 28, 2022
10.4(c)†
Form of Standard Restricted Stock Unit Award Agreement for Employees used to evidence grants which may be made under The Scotts Miracle-Gro Company Long-Term Incentive Plan [January 24, 2022 through January 22, 2023]
					X
10.4(d)†
Form of Standard Nonqualified Stock Option Award Agreement for Employees used to evidence grants which may be made under The Scotts Miracle-Gro Company Long-Term Incentive Plan [January 24, 2022 through January 22, 2023]
					X
10.4(e)†
Form of Deferred Stock Unit Award Agreement for Non-Employee Directors Retainer Deferrals (with Related Dividend Equivalents) used to evidence grants which may be made under The Scotts Miracle-Gro Company Long-Term Incentive Plan [January 24, 2022 through January 22, 2023]
					X
10.4(f)†
Form of Standard Restricted Stock Unit Award Agreement for Non-Employee Directors (with Related Dividend Equivalents) used to evidence grants which may be made under The Scotts Miracle-Gro Company Long-Term Incentive Plan [January 24, 2022 through January 22, 2023]
					X
10.5(a)†	The Scotts Miracle-Gro Company Long-Term Incentive Plan (effective as of January 23, 2023)	8-K	10.1	January 27, 2023
10.5(b)†	Form of Special Restricted Stock Unit Award Agreement for Non-Employee Directors (with Related Dividend Equivalents) used to evidence grants which may be made under The Scotts Miracle-Gro Company Long-Term Incentive Plan	8-K	10.2	January 27, 2023
10.5(c)†
Form of Standard Restricted Stock Unit Award Agreement for Non-Employee Directors (with Related Dividend Equivalents) used to evidence grants which may be made under The Scotts Miracle-Gro Company Long-Term Incentive Plan
					X
10.5(d)†	Form of Standard Performance Unit Award Agreement for Employees used to evidence grants which may be made under The Scotts Miracle-Gro Long-Term Incentive Plan	8-K	10.1	February 1, 2023
10.5(e)†	Form of Standard Nonqualified Stock Option Award Agreement for Employees used to evidence grants which may be made under The Scotts Miracle-Gro Company Long-Term Incentive Plan				X
10.6(a)†	The Scotts Company LLC Amended and Restated Executive Incentive Plan (effective as of October 1, 2019)	10-Q	10	August 5, 2020
10.6(b)†	Form of Employee Confidentiality, Noncompetition, Nonsolicitation Agreement for employees participating in The Scotts Company LLC Executive/Management Incentive Plan (now known as The Scotts Company LLC Amended and Restated Executive Incentive Plan)	10-Q	10.1	August 10, 2006
10.7†	The Scotts Company LLC Executive Retirement Plan, as Amended and Restated as of January 1, 2015 (executed December 31, 2014)	10-Q	10.2	February 5, 2015

		Incorporated by Reference
Exhibit No.	Description	Form	Exhibit	Filing Date	Filed Herewith
10.8(a)†	Employee Confidentiality, Noncompetition, Nonsolicitation Agreement, dated as of December 12, 2013, by and between The Scotts Company LLC, all companies controlled by, controlling or under common control with The Scotts Company LLC, and James Hagedorn	8-K	10.2	December 17, 2013
10.8(b)†	Executive Severance Agreement, dated as of December 11, 2013, by and between The Scotts Company LLC and James Hagedorn	8-K	10.1	December 17, 2013
10.9†	Summary of Compensation for Nonemployee Directors of The Scotts Miracle-Gro Company (effective as of January 23, 2023)				X
10.10(a)†	The Scotts Company LLC Executive Severance Plan, adopted on April 25, 2017	10-Q	10.9	May 10, 2017
10.10(b)†	Form of Tier 1 Participation Agreement under The Scotts Company LLC Executive Severance Plan	10-Q	10.10	May 10, 2017
10.11	Third Amended and Restated Exclusive Agency and Marketing Agreement, entered into on July 29, 2019 and effective as of August 1, 2019, between Monsanto Company and The Scotts Company LLC	8-K	10.2	July 31, 2019
10.12†	Form of Aircraft Time Sharing Agreement for Executive Officers	10-Q	10.4	May 11, 2016
10.13†	Separation Agreement and Release of All Claims, effective as of October 4, 2022, by and between The Scotts Company LLC and Cory J. Miller	8-K	10.1	October 4, 2022
10.14†	Separation Agreement and Release of All Claims, entered into on October 6, 2023, by and between The Scotts Company LLC and Michael C. Lukemire	8-K	10.1	October 10, 2023
10.15(a)†	Retention Agreement, dated August 20, 2018, by and between The Scotts Company LLC and Denise S. Stump	8-K	10.3	August 24, 2018
10.15(b)†	Separation Agreement and Release of All Claims, entered into on November 12, 2023, by and between The Scotts Company LLC and Denise S. Stump	8-K	10.1	November 16, 2023
10.16	Master Receivables Purchase Agreement, dated October 27, 2023, by and among The Scotts Company LLC, The Scotts Miracle-Gro Company and JPMorgan Chase Bank, N.A.	8-K	10.1	November 1, 2023
10.17	Performance Undertaking, dated October 27, 2023, by The Scotts Miracle-Gro Company in favor of JP Morgan Chase Bank, N.A.	8-K	10.2	November 1, 2023
21	Subsidiaries of The Scotts Miracle-Gro Company				X
22	Guarantor Subsidiaries				X
23	Consent of Independent Registered Public Accounting Firm — Deloitte & Touche LLP				X
24	Powers of Attorney of Executive Officers and Directors of The Scotts Miracle-Gro Company				X
31.1	Rule 13a-14(a)/15d-14(a) Certifications (Principal Executive Officer)				X
31.2	Rule 13a-14(a)/15d-14(a) Certifications (Principal Financial Officer)				X
32	Section 1350 Certifications (Principal Executive Officer and Principal Financial Officer)				X
101.SCH	XBRL Taxonomy Extension Schema				X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase				X
101.DEF	XBRL Taxonomy Extension Definition Linkbase				X
101.LAB	XBRL Taxonomy Extension Label Linkbase				X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase				X
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)				X

†	Management contract, compensatory plan or arrangement.